Form 10-Q
period 2010-09-30
AMYRIS, INC.
filed 2010-11-10
CIK 1365916

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from              to

Commission File Number: 001-34885

AMYRIS, INC.

(Exact name of registrant as specified in its charter)

Delaware	55-0856151
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Amyris, Inc.

5885 Hollis Street, Suite 100

Emeryville, CA 94608

(510) 450-0761

(Address and telephone number of principal executive offices)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuance to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 29, 2010
Common Stock, $0.0001 par value per share	43,815,019 shares

AMYRIS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2010

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements

Amyris, Inc.

Condensed Consolidated Balance Sheets

(In Thousands, Except Share and Per Share Amounts)

(Unaudited)

	September 30, 2010	December 31, 2009
Assets
Current assets:
Cash and cash equivalents	$107,378	$19,188
Short-term investments	163,622	48,022
Accounts receivable	4,361	1,372
Inventories	3,541	2,298
Prepaid expenses and other current assets	2,545	3,983

Total current assets	281,447	74,863
Property and equipment, net	48,767	42,560
Restricted cash	4,525	4,506
Other assets	30,374	230

Total assets	$365,113	$122,159

Liabilities, Convertible Preferred Stock, Redeemable Noncontrolling Interest and Equity (Deficit)
Current liabilities:
Accounts payable	$6,644	$1,709
Deferred revenue	565	378
Accrued and other current liabilities	14,335	10,445
Capital lease obligation, current portion	2,773	2,251
Debt, current portion	867	9,018

Total current liabilities	25,184	23,801
Capital lease obligation, net of current portion	3,836	4,977
Long-term debt, net of current portion	4,485	4,362
Convertible preferred stock warrant liability	—	2,740
Deferred rent, net of current portion	10,497	8,828
Deferred revenue, net of current portion	1,271	—
Restructuring liability	—	4,486
Other liabilities	2,526	1,553

Total liabilities	47,799	50,747

Commitments and contingencies (Note 5)
Convertible preferred stock - $0.0001 par value, zero and 21,080,641 shares authorized as of September 30, 2010 and December 31, 2009, respectively; zero shares and 18,365,222 shares issued and outstanding as of September 30, 2010 and December 31, 2009, respectively (aggregate liquidation value of $185,566 as of December 31, 2009).	—	179,651
Redeemable noncontrolling interest	—	5,506
Stockholders’ Equity (Deficit):
Preferred stock - $0.0001 par value, 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock - $0.0001 par value, 100,000,000 and 33,000,000 shares authorized as of September 30, 2010 and December 31, 2009, respectively; 43,015,674 shares and 5,114,205 shares issued and outstanding as of September 30, 2010 and December 31, 2009, respectively.	4	1
Additional paid-in capital	491,464	5,366
Accumulated other comprehensive income (loss)	2,506	1,336
Accumulated deficit	(176,675)	(120,448)

Total Amyris, Inc. stockholders’ equity (deficit)	317,299	(113,745)

Noncontrolling interest	15	—

Total equity (deficit)	317,314	(113,745)

Total liabilities, convertible preferred stock, redeemable noncontrolling interest and equity (deficit)	$365,113	$122,159

See the accompanying notes to the unaudited condensed consolidated financial statements.

Amyris, Inc.

Condensed Consolidated Statements of Operations

(In Thousands, Except Share and Per Share Amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Revenues
Product sales	$22,055	$23,262	$42,037	$44,789
Collaborative research services	441	463	1,842	1,830
Government grants	1,729	—	6,703	—

Total revenues	24,225	23,725	50,582	46,619
Cost and operating expenses
Cost of product sales	22,900	22,867	43,032	43,743
Research and development	14,701	9,839	38,293	27,349
Sales, general and administrative	10,484	5,028	29,385	14,301
Restructuring and asset impairment (income) charges	(2,061)	5,768	(2,061)	5,768

Total cost and operating expenses	46,024	43,502	108,649	91,161

Loss from operations	(21,799)	(19,777)	(58,067)	(44,542)
Other income (expense):
Interest income	702	42	1,264	371
Interest expense	(524)	(330)	(1,284)	(893)
Other income, net	1,013	279	953	500

Total other income (expense)	1,191	(9)	933	(22)

Net loss	(20,608)	(19,786)	(57,134)	(44,564)
Loss attributable to noncontrolling interest	477	—	907	221

Net loss attributable to Amyris, Inc.	(20,131)	(19,786)	(56,227)	(44,343)
Deemed dividend related to the beneficial conversion feature of Series D convertible preferred stock and conversion of Amyris Brasil S.A. shares held by a third party	(42,009)	—	(42,009)	—

Net loss attributable to Amyris, Inc. common stockholders	$(62,140)	$(19,786)	$(98,236)	$(44,343)

Net loss per share attributable to common stockholders basic and diluted	$(11.89)	$(4.12)	$(19.26)	$(9.41)

Weighted-average shares of common stock outstanding used in computing net loss per share of common stock, basic and diluted	5,227,689	4,805,590	5,099,635	4,710,078

See the accompanying notes to the unaudited condensed consolidated financial statements.

Amyris, Inc.

Condensed Consolidated Statement of Convertible Preferred Stock, Redeemable Noncontrolling Interest and Equity (Deficit)

(Unaudited)

(In Thousands, Except Share and Per Share Amounts)	Convertible Preferred Stock		Redeemable Noncontrolling Interest	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total Equity (Deficit)
	Shares	Amount		Shares	Amount
December 31, 2009	18,365,222	$179,651	$5,506	5,114,205	$1	$5,366	$(120,448)	$1,336	$—	$(113,745)
Issuance of Series C convertible preferred stock at $12.46 per shares for cash, net of issuance costs of $5	295,981	3,683	—	—	—	—	—	—	—	—
Issuance of Series C-1 convertible preferred stock at $17.56 per shares for cash, net of issuance costs of $68	2,724,766	47,779	—	—	—	—	—	—	—	—
Issuance of Series D convertible preferred stock at $18.75 per shares for cash and deferred charge asset of $27,909, net of issuance costs of $258	7,101,548	160,805	—	—	—	—	—	—	—	—
Issuance of warrants in connection with issuance of Series C convertible preferred stock	—	(507)	—	—	—	—	—	—	—	—
Issuance of common stock upon exercise of stock options, net of restricted stock	—	—	—	24,132	—	106	—	—	—	106
Repurchase of common stock	—	—	—	(10,367)	—	—	—	—	—	—
Shares issued for restricted stock unit settlement	—	—	—	176,272	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	6,908	—	—	—	6,908
Proceeds from noncontrolling interest	—	—	7,041	—	—	—	—	—	28	28
Common stock issuance in public offering, net of issuance costs (Note 9)	—	—	—	5,300,000	—	73,705	—	—	—	73,705
Conversion of convertible preferred stock to common stock	(28,487,517)	(391,411)	—	31,550,277	3	391,408	—	—	—	391,411
Conversion of convertible preferred stock warrants to common stock warrants	—	—	—	—	—	2,318	—	—	—	2,318
Conversion of shares of Amyris Brasil S.A. shares into common stock	—	—	(11,870)	861,155	—	11,653	—	—	—	11,653
Beneficial conversion feature on issuance of Series D convertible preferred stock	—	—	—	—	—	39,292	—	—	—	39,292
Deemed dividend related to the beneficial conversion feature of Series D convertible preferred stock	—	—	—	—	—	(39,292)	—	—	—	(39,292)
Beneficial conversion feature on conversion of Amyris Brasil S.A. shares	—	—	—	—	—	2,717	—	—	—	2,717
Deemed dividend related to the beneficial conversion feature of Amyris Brasil S.A. shares	—	—	—	—	—	(2,717)	—	—	—	(2,717)
Components of other comprehensive income (loss)	—	—	—
Change in unrealized loss on investments	—	—	—	—	—	—	—	21	—	21
Foreign currency translation adjustment	—	—	217	—	—	—	—	1,149	—	1,149
Net loss	—	—	(894)	—	—	—	(56,227)	—	(13)	(56,240)

Total comprehensive loss										(55,070)

September 30, 2010	—	$—	$—	43,015,674	$4	$491,464	$(176,675)	$2,506	$15	$317,314

See the accompanying notes to the unaudited condensed consolidated financial statements.

Amyris, Inc.

Condensed Consolidated Statements of Cash Flows

(In Thousands)

(Unaudited)

	Nine Months Ended September 30,
	2010	2009
Operating activities
Net loss	$(57,134)	$(44,564)
Adjustments to reconcile net loss to net cash used in operating activities:
Convertible preferred stock warrants	33	18
Depreciation and amortization	5,300	4,285
Loss on the sale of investments	(4)	—
Stock-based compensation	6,908	2,270
Amortization of premium on investments	895	23
Change in fair value of convertible preferred stock warrant liability	(929)	(554)
Restructuring and asset impairment (income) charges	(2,061)	356
Other noncash expenses	67	135
Changes in assets and liabilities:
Accounts receivable, net	(2,989)	(3,413)
Inventories	(1,243)	(2,119)
Prepaid expenses and other assets	1,449	(453)
Accounts payable	4,412	(365)
Restructuring	(511)	5,249
Accrued and other long-term liabilities	2,015	(341)
Deferred revenue	1,458	967
Deferred rent	(480)	227

Net cash used in operating activities	(42,814)	(38,279)

Investing activities
Purchase of short-term investments	(190,408)	(34,521)
Maturities of short-term investments	53,561	27,500
Sales of short-term investments	28,374	100
Purchases of long-term investments	(7,998)	—
Change in restricted cash	(18)	(102)
Purchase of property and equipment, net of disposals	(8,249)	(5,933)
Deposits on property and equipment	(2,159)	—

Net cash used in investing activities	(126,897)	(12,956)

Financing activities
Proceeds from issuance of convertible preferred stock, net of issuance costs	184,369	43,512
Proceeds from issuance of common stock, net of repurchases	75	9
Purchase of noncontrolling interest	—	(2,300)
Proceeds from equipment financing	1,445	4,280
Principal payments on capital leases	(2,064)	(729)
Proceeds from debt	—	8,643
Principal payments on debt	(9,325)	(597)
Proceeds from issuance of common stock in initial public offering, net of underwriting discounts and commission	75,359	—
Proceeds from sale of noncontrolling interest	7,069	—

Net cash provided by financing activities	256,928	52,818

Effect of exchange rate changes on cash and cash equivalents	973	369

Net increase in cash and cash equivalents	88,190	1,952
Cash and cash equivalents at beginning of period	19,188	17,899

Cash and cash equivalents at end of period	$107,378	$19,851

See the accompanying notes to the unaudited condensed consolidated financial statements.

Condensed Consolidated Statements of Cash Flows—(Continued)

(In Thousands)

(Unaudited)

	Nine Months Ended September 30,
	2010	2009
Supplemental disclosures of cash flow information:
Cash paid for interest	$1,077	$879

Cash paid for income taxes, net of refunds	$—	$28

Supplemental disclosure of noncash investing and financing activities:
Additions to property and equipment under notes payable	$958	$677

Acquisitions of assets under accounts payable	$1,901	$256

Financing of insurance premium under notes payable	$101	$378

Change in unrealized gain (loss) on investments	$21	$(85)

Change in unrealized gain (loss) on foreign currency	$383	$—

Asset retirement obligation	$175	$—

Warrants issued in connection with the issuance of convertible preferred stock	$507	$68

Accrued deferred offering costs	$1,653	$89

Accrued Series D preferred stock issuance costs	$9	$—

Financing of rent payments under notes payable	$239	$—

Deferred charge asset related to the issuance of Series D preferred stock	$27,909	$—

Conversion of convertible preferred stock to common stock	$391,411	$—

Conversion of preferred stock warrants to common stock warrants	$2,318	$—

Conversion of shares of Amyris Brasil S.A. held by third party into Amyris, Inc. common stock	$11,653	$—

Deemed dividend related to the beneficial conversion feature of Series D convertible preferred stock and Amyris Brasil S.A. shares	$42,009	$—

See the accompanying notes to the unaudited condensed consolidated financial statements.

Amyris, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

1. The Company

Amyris, Inc. (the “Company”) was incorporated in the State of California on July 17, 2003 for the purpose of leveraging breakthroughs in synthetic biology to develop and provide renewable compounds for a variety of markets. The Company is currently building and applying its industrial synthetic biology platform to provide alternatives to select petroleum-sourced products used in specialty chemical and transportation fuel markets worldwide. The Company’s first commercialization efforts have been focused on a molecule called farnesene, which forms the basis for a wide range of products varying from specialty chemical applications to transportation fuels, such as diesel. While the Company’s platform is able to use a wide variety of feedstocks, the Company has focused initially on Brazilian sugarcane. The Company intends to secure access to this feedstock and to expand its production capacity by working with existing sugar and ethanol mill owners to build new, adjacent bolt-on facilities at their existing mills in return for a share of the higher gross margin the Company believes it will realize from the sale of our renewable products. The Company’s first such arrangement is its joint venture with Usina São Martinho (see Note 7).

On June 10, 2010, the Company reincorporated in Delaware and, in connection therewith, established the par value of each share of common and preferred stock to be $0.0001. In connection with the reincorporation, all common stock and additional paid-in capital amounts in these financial statements have been adjusted to reflect the par value of common stock shares.

On June 21, 2010, the name of the Company was changed from Amyris Biotechnologies, Inc. to Amyris, Inc.

On September 30, 2010, the Company closed its initial public offering (“IPO”) of 5,300,000 shares of common stock at an offering price of $16.00 per share, resulting in net proceeds to the Company of approximately $73.7 million, after deducting underwriting discounts of $5.9 million and offering costs of $5.2 million. Upon the closing of the IPO, the Company’s outstanding shares of convertible preferred stock were automatically converted into 31,550,277 shares of common stock and the outstanding convertible preferred stock warrants were automatically converted into common stock warrants to purchase a total of 195,604 shares of common stock and shares of Amyris Brasil S.A. (“Amyris Brasil”) held by third party investors were automatically converted into 861,155 shares of common stock. The condensed consolidated financial statements, including share and per share amounts, include the effects of the IPO because it was completed on September 30, 2010.

2. Summary of Significant Accounting Policies

Basis of Presentation and Use of Estimates

The accompanying interim condensed consolidated financial statements have been prepared in accordance with the accounting principles generally accepted in the United States of America (“GAAP”) and with the instructions for Form 10-Q and Regulations S-X statements. Accordingly, they do not include all of the information and notes required for complete financial statements. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Prospectus filed with the Securities and Exchange Commission (“SEC”) on September 28, 2010. The unaudited condensed consolidated financial statements include the accounts of the Company and its consolidated subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Principles of Consolidations

The unaudited condensed consolidated financial statements of the Company include the accounts of Amyris, Inc., its subsidiaries and a variable interest entity (“VIE”) with respect to which the Company is considered the primary beneficiary, after elimination of intercompany accounts and transactions. Disclosure regarding the Company’s participation in the VIE is included in Note 7.

Use of Estimates

In preparing the unaudited condensed consolidated financial statements, management must make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the unaudited condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Amyris, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

Unaudited Interim Financial Information

The accompanying interim condensed consolidated financial statements and related disclosures are unaudited, have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for a fair statement of the results of operations for the periods presented. The condensed consolidated results of operations for any interim period are not necessarily indicative of the results to be expected for the full year or for any other future year or interim period.

Investments

Investments with original maturities greater than 90 days that mature less than one year from the consolidated balance sheet date are classified as short-term investments. The Company classifies investments as short-term or long-term based upon whether such assets are reasonably expected to be realized in cash or sold or consumed during the normal cycle of business. The Company invests its excess cash balances primarily in short- term investment grade commercial paper and corporate bonds, U.S. Government agency securities and notes, and auction rate securities (“ARS”). The Company classifies all of its investments, other than ARS, as available-for-sale and records such assets at estimated fair value in the consolidated balance sheets, with unrealized gains and losses, if any, reported as a component of accumulated other comprehensive income (loss) in stockholders’ equity (deficit). Debt securities are adjusted for amortization of premiums and accretion of discounts and such amortization and accretion are reported as a component of interest income. Realized gains and losses and declines in value that are considered to be other than temporary are recognized in the statements of operations. The cost of securities sold is determined on the specific identification method. There were no significant realized gains or losses from sales of debt securities during the three and nine month periods ended September 30, 2010 and September 30, 2009. As of September 30, 2010 and December 31, 2009, the Company did not have any other-than-temporary declines in the fair value of its debt securities.

The Company classified the ARS as trading securities and recorded all changes in fair value as component of other income (expense), net. The underlying securities had stated or contractual maturities that were generally greater than one year. The Company estimated the fair value of the ARS using a discounted cash flow model incorporating assumptions that market participants would use in their estimates of fair value. The Company had a put option to sell its ARS at par value. The Company accounted for the put option as a freestanding financial instrument and elected to record it at fair value with changes in fair value recorded as a component of other income (expense), net (see Note 4). As of September 30, 2010 the Company did not hold any ARS due to the liquidation of ARS during the second and third quarters of 2010.

Inventories

Inventories, which consist of ethanol and reformulated ethanol-blended gasoline, are stated at the lower of cost or market. Cost is computed on a first-in, first-out basis. Inventory costs include costs such as transportation and storage costs incurred in bringing the inventory to its existing location.

Derivative Instruments

The Company is exposed to market risks related to price volatility of ethanol and reformulated ethanol-blended gasoline. The Company makes limited use of derivative instruments, which include futures positions on the New York Mercantile Exchange and the CME/Chicago Board of Trade. The Company does not engage in speculative derivative activities, and the majority of the Company’s activity in derivative commodity instruments is intended to manage the financial risk posed by physical transactions and inventory. Changes in the fair value of the derivative contracts are recognized currently in the consolidated statements of operations as specific hedge accounting criteria are not met.

Revenue Recognition

The Company recognizes revenue from the sale of ethanol and reformulated ethanol-blended gasoline, delivery of research and development services, and governmental grants. Ethanol and reformulated ethanol-blended gasoline sales consists of sales to customers through purchase from third-party suppliers in which the Company takes physical control of the ethanol and reformulated ethanol-blended gasoline and accepts risk of loss. Revenue is recognized when all of the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the fee is fixed or determinable, and collectability is reasonably assured.

Amyris, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

If sales arrangements contain multiple elements, the Company evaluates whether the components of each arrangement represent separate units of accounting. To date the Company has determined that all revenue arrangements should be accounted for as a single unit of accounting.

Product Sales

The Company sells ethanol and reformulated ethanol-blended gasoline under short-term agreements at prevailing market prices. Revenues are recognized, net of discounts and allowances, once passage of title and risk of loss has occurred and contractually specified acceptance criteria have been met, provided all other revenue recognition criteria have also been met.

Collaborative Research Services

Revenue from collaborative research services is recognized as the services are performed consistent with the performance requirements of the contract. In cases where the planned levels of research services fluctuate over the research term, the Company recognizes revenue using the proportionate performance method based upon actual efforts to date relative to the amount of expected effort to be incurred by the Company. When up-front payments are received and the planned levels of research services do not fluctuate over the research term, revenue is recorded on a ratable basis over the arrangement term, up to the amount of cash received. When up-front payments are received and the planned levels of research services fluctuate over the research term, revenue is recorded using the proportionate performance method, up to the amount of cash received. Where arrangements include milestones that are determined to be substantive and at risk at the inception of the arrangement, revenue is recognized upon achievement of the milestone and is limited to those amounts whereby collectability is reasonably assured.

Government grants

Government grants are agreements that generally provide cost reimbursement for certain types of expenditures in return for research and development activities over a contractually defined period. Revenues from government grants are recognized in the period during which the related costs are incurred, provided that the conditions under which the government grants were provided have been met and only perfunctory obligations are outstanding.

Comprehensive Income (Loss)

Comprehensive income (loss) represents all changes in stockholders’ equity (deficit) except those resulting from investments or contributions by stockholders. The Company’s unrealized gains and losses on available-for-sale securities and foreign currency translation adjustments represent the components of comprehensive income (loss) excluded from the Company’s net loss and have been disclosed in the condensed consolidated statements of convertible preferred stock, redeemable noncontrolling interest and equity (deficit) for all periods presented.

The components of accumulated other comprehensive income (loss) are as follows (in thousands):

	September 30,	December 31,
	2010	2009
Foreign currency translation adjustment	$2,482	$1,333
Accumulated unrealized gain on investment	24	3

Total accumulated other comprehensive income	$2,506	$1,336

Net Loss per Share and Net Loss per Share of Common Stock

The Company computes net loss per share in accordance with ASC 260, “Earnings per Share.” Basic net loss per share of common stock is computed by dividing the Company’s net loss attributable to Amyris, Inc. common stockholders by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share of common stock is computed by

Amyris, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

giving effect to all potentially dilutive securities, including stock options, restricted stock units, warrants and convertible preferred stock using the treasury stock method. Basic and diluted net loss per share of common stock attributable to Amyris, Inc. stockholders was the same for all periods presented as the inclusion of all potentially dilutive securities outstanding was anti-dilutive. As such, the numerator and the denominator used in computing both basic and diluted net loss are the same for each period presented.

The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share of common stock for the periods presented because including them would have been antidilutive:

	September 30,
	2010	2009
Convertible preferred stock (as converted basis)*	—	17,622,563
Period-end stock options to purchase common stock	6,833,698	4,414,250
Period-end common stock subject to repurchase	39,872	197,060
Convertible preferred stock warrants (as converted basis)*	—	146,447
Common stock warrants	195,604	—
Period-end restricted stock units	—	50,000
Employee stock purchase plan	8,217	—

Total	7,077,391	22,430,320

*	The convertible preferred stock and convertible preferred stock warrants were computed on an as converted basis using the conversion ratios in effect as of September 30, 2010 for all periods presented.

Recent accounting pronouncements

In June 2009, the FASB issued a new accounting standard that requires a qualitative approach to identifying a controlling financial interest in a VIE and requires ongoing assessment of whether an interest in a VIE makes the holder the primary beneficiary of the VIE. The new accounting standard was effective for the Company on January 1, 2010. The adoption of the standard had no impact on the Company’s consolidated financial position, results of operations or cash flows.

In October 2009, the FASB issued a new accounting standard that changes the accounting for arrangements with multiple deliverables. Specifically, the new accounting standard requires an entity to allocate arrangement consideration at the inception of an arrangement to all of its deliverables based on their relative selling prices. In addition, the new standard eliminates the use of the residual method of allocation and requires the relative-selling-price method in all circumstances in which an entity recognizes revenue for an arrangement with multiple deliverables. In October 2009, the FASB also issued a new accounting standard that changes revenue recognition for tangible products containing software and hardware elements. Specifically, if certain requirements are met, revenue arrangements that contain tangible products with software elements that are essential to the functionality of the products are scoped out of the existing software revenue recognition accounting guidance and will be accounted for under these new accounting standards. Both standards will be effective for the Company on January 1, 2011. Early adoption is permitted. The Company is currently assessing the impact that the adoption of these standards will have on its consolidated financial statements.

In January 2010, the FASB issued an amendment to an accounting standard which requires new disclosures for fair value measures and provides clarification for existing disclosure requirements. Specifically, this amendment requires an entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and to describe the reasons for the transfers; and to disclose separately information about purchases, sales, issuances and settlements in the reconciliation for fair value measurements using significant unobservable inputs, or Level 3 inputs. This amendment clarifies existing disclosure requirements for the level of disaggregation used for classes of assets and liabilities measured at fair value and requires disclosure about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements using Level 2 and Level 3 inputs. The adoption of this amendment will not impact the Company’s consolidated financial statements.

Amyris, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

In April 2010, the FASB issued an accounting standard update related to revenue recognition under the milestone method. The standard provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. Research or development arrangements frequently include payment provisions whereby a portion or all of the consideration is contingent upon milestone events such as successful completion of phases in a study or achieving a specific result from the research or development efforts. The amendments in these standards provide guidance on the criteria that should be met for determining whether the milestone method of revenue recognition is appropriate. The standard is effective for fiscal years and interim periods within those years beginning on or after June 15, 2010, with early adoption permitted, and applies to milestones achieved on or after that time. The Company is currently evaluating the impact of the implementation of this guidance on its consolidated financial statements.

Amyris, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

3. Fair Value of Financial Instruments

The following tables set forth the Company’s financial instruments that were measured at fair value on a recurring basis by level within the fair value hierarchy. Assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires management to make judgments and considers factors specific to the asset or liability. As of September 30, 2010, the Company’s fair value hierarchy for its financial assets and financial liabilities that are carried at fair value was as follows (in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of September 30, 2010	Balance as of December 31, 2009
Financial Assets
Money market funds	$98,651	$—	$—	$98,651	$12,479
US Government agency securities	—	147,949	—	147,949	35,322
Auction rate securities	—	—	—	—	11,235
Put option	—	—	—	—	1,465
Derivative assets	—	—	—	—	13

Total financial assets	$98,651	$147,949	$—	$246,600	$60,514

Financial Liabilities
Derivative liability	$584	$—	$—	$584	$—
Convertible preferred stock warrant liability	—	—	—	—	2,740

Total financial liabilities	$584	$—	$—	$584	$2,740

The change in the fair value of the Level 3 investments is summarized below (in thousands):

	Auction Rate Securities	Put Option
Fair value as of December 31, 2009	$11,235	$1,465
Redemption at par	(12,700)	—
Change in fair value recorded in other income (expense), net	1,465	(1,465)

Fair value at September 30, 2010	$—	$—

The change in the fair value of the convertible preferred stock warrant liability is summarized below (in thousands):

Fair value as of December 31, 2009	$2,740
Fair value of warrant issued	507
Change in fair valued recorded in other income (expense), net	(929)
Conversion of preferred stock warrants to common stock warrants	(2,318)

Fair value as of September 30, 2010	$—

The Company’s investment portfolio included ARS, which were issued principally by student loan entities and rated AAA by a major credit rating agency. ARS are structured to provide liquidity via an auction process that resets the applicable interest rate at predetermined calendar intervals, usually every 28 days. The underlying securities have stated or contractual maturities that are

Amyris, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

generally greater than one year. Typically, the carrying value of ARS approximates fair value due to the frequent resetting of the interest rates. In February 2008, auctions failed for $12.95 million in par value of ARS that the Company held because sell orders exceeded buy orders. These failures are not believed to be a credit issue, but rather caused by a lack of liquidity. The funds associated with these failed auctions may not be accessible until the issuer calls the security, a successful auction occurs, a buyer is found outside of the auction process, or the security matures.

The Company received notification from UBS AG (“UBS”), issued in connection with a settlement entered into between UBS and certain regulatory agencies, offering to repurchase all of the Company’s ARS holdings at par value. The Company formally accepted the settlement offer and entered into a repurchase agreement with UBS in November 2008. By accepting the agreement, the Company (1) received the right (“Put Option”) to sell its ARS at par value to UBS between June 30, 2010 and July 2, 2012; and (2) gave UBS the right to purchase the ARS from the Company any time after the acceptance date as long as the Company receives the full par value.

As of September 30, 2010 and December 31, 2009, the Company had $0 and $12.7 million par value, respectively, of ARS (fair value of $0 and $11.2 million, respectively). During the nine months ended September 30, 2010 and 2009, a total of $12.7 million and $250,000, respectively, of the ARS held by the Company were called at par by the issuer; therefore no realized losses were recognized on these securities. The Put Option was exercised on June 30, 2010 to sell the remaining ARS of $4.8 million at par value and was subsequently settled in the three months ended September 30, 2010. During the nine months ended September 30, 2010, the Company received the $12.7 million par value upon liquidation of its ARS holdings during the second and third quarter of 2010.

During the year ended December 31, 2008, the Company made an election to transfer the ARS from available-for-sale to trading securities. The transfer to trading securities reflects the Company’s intent to exercise the Put Option during the period from June 30, 2010 to June 30, 2012. Prior to entering into the agreement, the Company’s intent was to hold the ARS until the market recovered. At the time of transfer, the unrealized loss on the ARS was $2.0 million. Prior to the transfer, this unrealized loss was included in accumulated other comprehensive income (loss). Upon transfer of the ARS from available-for-sale to trading securities, the Company immediately recognized an unrealized loss of $2.0 million, included in other income (expense), net, for the amount of the unrealized loss not previously recognized in earnings. The Company accounted for the Put Option as a freestanding financial instrument and recorded it at fair value. This allowed any changes in the fair value of the Put Option to be offset with changes in the fair value of the related ARS in the Company’s consolidated statements of operations. As a result, $2.0 million was initially recorded as a credit to other income (expense), net for the fair value of the Put Option.

The Company estimated the fair value of the ARS using a discounted cash flow model incorporating assumptions that market participants would use in their estimates of fair value. Some of these assumptions included estimates for interest rates, timing and amount of cash flows and expected holding periods of the ARS. The Company estimated the fair value of the Put Option using the expected value that the Company would receive from UBS which was calculated as the difference between the fair value and the par value of the ARS as of the option exercise date. This value was discounted by using UBS’s credit default swap rate to account for the credit considerations of the counterparty risk. The Company reassessed the fair values in future reporting periods based on several factors, including continued failure of auctions, failure of investments to be redeemed, deterioration of credit ratings of investments, market risk and other factors.

Derivative Instruments

The Company utilizes derivative financial instruments to mitigate its exposure to certain market risks associated with its ongoing operations. The primary objective for holding derivative financial instruments is to manage commodity price risk. The Company’s derivative instruments principally include Chicago Board of Trade (CBOT) ethanol futures and Reformulated Blendstock for Oxygenate Blending (RBOB) gasoline futures. All derivative commodity instruments are recorded at fair value on the consolidated balance sheets. None of the Company’s derivative instruments are designated as a hedging instrument. Changes in the fair value of these non-designated hedging instruments are recognized in cost of product sales in the consolidated statements of operations.

Amyris, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

Derivative instruments measured at fair value as of September 30, 2010 and December 31, 2009, and their classification on the condensed consolidated balance sheets and condensed consolidated statements of operations, are presented in the following tables (in thousands) except contract amounts:

	Asset/Liability as of		Asset/Liability as of
	September 30, 2010		December 31, 2009
	Quantity of Short		Quantity of Short
Type of Derivative Contract	Contracts	Fair Value	Contracts	Fair Value
Regulated fixed price futures contracts, included in prepaid expenses and other current assets	—	$—	57	$13

Regulated fixed price futures contracts, included as liability in accounts payable	95	$584	—	$—

		Three Months Ended		Nine Months Ended
	Income	September 30,		September 30,
Type of Derivative Contract	Statement Classification	2010	2009	2010	2009
		Gain (Losses) Recognized		Gain (Losses) Recognized
Regulated fixed price futures contracts	Cost of Product Sales	$(1,224)	$(619)	$(379)	$(957)

4. Balance Sheet Components

Investments

The following table summarizes the Company’s investments as of September 30, 2010 (in thousands):

	September 30, 2010
	Amortized	Unrealized Gain
	Cost	(Loss)	Fair Value
Short-term investments
US Government agency securities	$147,925	$24	$147,949
Certificates of Deposit	15,673	—	15,673

Total short-term investments	$163,598	$24	$163,622

Amyris, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

The following table summarizes the Company’s investments as of December 31, 2009 (in thousands):

	December 31, 2009
	Amortized	Unrealized Gain
	Cost	(Loss)	Fair Value
Short-term investments
US Government agency securities	$35,319	$3	$35,322
Auction rate securities	12,700	(1,465)	11,235
Put Option	—	1,465	1,465

Total short-term investments	$48,019	$3	$48,022

Property and Equipment

Property and equipment, net is comprised of the following (in thousands):

	September 30,	December 31,
	2010	2009
Leasehold improvements	$29,461	$29,575
Research and laboratory equipment	21,277	16,904
Computers and software	4,494	1,472
Furniture and office equipment	1,266	1,315
Vehicles	269	153
Construction in progress	6,382	2,158

	63,149	51,577
Less: accumulated depreciation and amortization	(14,382)	(9,017)

Property and equipment, net	$48,767	$42,560

Depreciation and amortization expense was $1.9 million and $1.4 million for the three months ended September 30, 2010 and 2009, respectively, and was $5.3 million and $4.3 million for the nine months ended September 30, 2010 and 2009, respectively.

Property and equipment includes $9.4 million and $8.9 million of research and laboratory equipment and furniture and office equipment under capital leases as of September 30, 2010 and December 31, 2009, respectively. Accumulated amortization of assets under capital leases totaled $3.4 and $2.1 million as of September 30, 2010 and December 31, 2009, respectively.

Other Assets

Other assets are comprised of the following (in thousands):

	September 30, 2010	December 31, 2009
Deferred charge asset (1)	$27,909	$—
Non-current deposits and other	2,465	230

Total other assets	$30,374	$230

(1)	The deferred charge asset relates to the collaboration agreement between the Company and Total (see Note 8).

Amyris, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

Accrued and Other Current Liabilities

Accrued and other current liabilities are comprised of the following (in thousands):

	September 30,	December 31,
	2010	2009
Professional services	$3,746	$2,411
Accrued vacation	1,785	1,471
Payroll and related expenses	4,223	1,573
Tax-related liabilities	1,303	330
Deferred rent, current portion	1,013	893
Refundable exercise price on early exercise of stock options	73	101
Refundable deposits	—	2,177
Restructuring charge, current portion	—	592
Other	2,192	897

Total accrued and other current liabilities	$14,335	$10,445

5. Commitments and Contingencies

Capital Leases

In March 2008, the Company executed an equipment financing agreement intended to cover certain qualifying research and laboratory hardware and software. In January 2009, the agreement was amended to increase the financing amount. During the years ended December 31, 2008 and 2009, the Company financed certain purchases of hardware equipment and software of approximately $3.3 million and $4.8 million, respectively. Pursuant to the equipment financing agreement, the Company financed the equipment with the transactions representing capital leases. Accordingly, fixed assets and capital lease liabilities were recorded at the present values of the future lease payments of $3.1 million and $6.9 million during the years ended December 31, 2008 and December 31, 2009. The incremental borrowing rates used to determine the present values of the future lease payments was 9.5%. Capital lease obligations expire at various dates, with the latest maturity in April 2013.

In connection with the capital lease entered into in 2008, the Company issued a warrant to purchase shares of the Company’s convertible preferred stock.

Amyris, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

The recorded balance of capital lease obligations as of September 30, 2010 and December 31, 2009 was $6.6 million and $7.2 million, respectively. The Company recorded interest expense in connection with its capital leases of $205,000 and $201,00 for the three months ended September 30, 2010 and 2009, respectively and $636,000 and $553,000 for the nine months ended September 30, 2010 and 2009, respectively. Future minimum payments under capital leases as of September 30, 2010, are as follows (in thousands):

Years ending December 31:	Capital Leases
2010 (3 months)	$848
2011	3,395
2012	2,910
2013	391
2014	—
Thereafter	—

Total future minimum lease payments	7,544
Less: amount representing interest	(935)

Present value of minimum lease payments	6,609
Less: current payments	(2,773)

Long-term portion	$3,836

Operating Leases

The Company has noncancelable operating lease agreements for office, research and development and manufacturing space in the United States and Brazil.

In August 2007, the Company entered into an operating lease for its new headquarters in Emeryville, California, with a term of ten years commencing in May 2008. As part of the operating lease agreement, the Company received a tenant improvements allowance of $11.4 million. The Company recorded the allowance as deferred rent and associated expenditures as leasehold improvements that are being amortized over the shorter of their useful life or the term of the lease. In connection with the operating lease, the Company elected to defer a portion of the monthly base rent due under the lease and entered into notes payable agreements with the lessor for the purchase of certain tenant improvements.

In addition, the Company leases facilities in Brazil pursuant to a noncancelable operating leases that expires at various dates, with the latest expiration in June 2014 and the Company leases office space in the United States under noncancelable operating leases that expire at various dates, with the latest expiration in May 2018.

The Company recognizes rent expense on a straight-line basis over the noncancelable lease term and records the difference between cash rent payments and the recognition of rent expense as a deferred rent liability. Where leases contain escalation clauses, rent abatements, and/or concession, such as rent holidays and landlord or tenant incentives or allowances, the Company applies them in the determination of straight-line rent expense over the lease term. Rent expense was $0.8 million and $0.9 million for the three months ended September 30, 2010 and 2009, respectively and $2.3 and $2.8 for the nine months ended September 30, 2010 and 2009.

Guarantor Arrangements

The Company has agreements whereby it indemnifies its officers and directors for certain events or occurrences while the officer or director is, or was, serving at the Company’s request in such capacity. The term of the indemnification period is for the officer or director’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a director and officer insurance policy that limits its exposure and enables the Company to recover a portion of any future amounts paid. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal. Accordingly, the Company had no liabilities recorded for these agreements as of September 30, 2010 and December 31, 2009.

Amyris, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

The Company has an uncommitted facility letter (“Credit Agreement”) with a financial institution to finance the purchase and sale of fuel and for working capital requirements, as needed. Amyris has a parent guarantor for the payment of the outstanding balance under the Credit Agreement. As of September 30, 2010 the Company had $3.8 million in outstanding letters of credit under the Credit Agreement which are guaranteed by Amyris, Inc. and payable on demand. The Credit Agreement is collateralized by a first priority security interest in certain of the Company’s present and future assets.

The Company has a Terminalling Agreement with a terminal storage facility vendor for storing and handling of products. Amyris has a parent guarantor for the payment of the outstanding balance under the Terminalling Agreement. As of September 30, 2010 the Company had $1.0 million in outstanding commitments under the Terminalling Agreement which are guaranteed by Amyris, Inc. and payable on demand.

Other Matters

The Company may be involved, from time to time, in legal proceedings and claims arising in the ordinary course of its business. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. The Company accrues amounts, to the extent they can be reasonably estimated, that it believes are adequate to address any liabilities related to legal proceedings and other loss contingencies that the Company believes will result in a probable loss.

Amyris, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

6. Debt

Debt is comprised of the following (in thousands):

	September 30,	December 31,
	2010	2009
Credit facility	$—	$8,343
Notes payable	4,368	4,038
Loans payable	984	999

Total debt	5,352	13,380
Less: current portion	(867)	(9,018)

Long-term debt	$4,485	$4,362

Future minimum payments under the debt agreements as of September 30, 2010 are as follows (in thousands):

Years ending December 31:	Notes Payable	Loans Payable
2010 (3 months)	$376	$31
2011	1,163	867
2012	1,132	45
2013	952	45
2014	676	45
Thereafter	1,411	133

Total future minimum payments	5,710	1,166
Less: amount representing interest	(1,342)	(182)

Present value of minimum lease payments	4,368	984
Less: current portion	(843)	(24)

Noncurrent portion of debt	$3,525	$960

7. Joint Ventures

SMA Indústria Química S.A.

On April 14, 2010, the Company entered into a joint venture with Usina São Martinho, to produce Amyris renewable products. The joint venture, SMA Indústria Química S.A. (“SMA”), was created to build the first facility in Brazil fully dedicated to the production of Amyris renewable products. The new company is located at the Usina São Martinho mill in Pradópolis, São Paulo state. SMA has a 20 year initial term.

Amyris plans to provide genetically engineered yeast to enable SMA to produce farnesene, a molecule which may be used as an ingredient in a wide range of consumer and industrial products, including detergents, cosmetics, perfumes and industrial lubricants.

SMA is managed by a three member executive committee, of which the Company appoints two members one of whom is the plant manager who is the most senior executive, and is responsible for managing construction and operation of the facility. SMA is governed by a four member board of directors, of which the Company and Usina São Martinho each appoint two members. The board of directors has certain protective rights which include final approval of the engineering designs and project work plan developed and recommended by the executive committee.

Amyris, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

Under the joint venture agreements, the Company granted a royalty-free license to SMA. The Company will fund the construction costs of the new facility, which is estimated to total between $80 million to $100 million, of which São Martinho will reimburse up to 61.8 million Brazilian reais (approximately $36 million, based on a September 30, 2010 exchange rate) after SMA commences production. Post commercialization, the Company will market and distribute the Amyris renewable products. São Martinho will sell feedstock and provide certain other services to SMA. The cost of the feedstock to SMA is a price that is based on the average return that Usina São Martinho could receive from the production of its current products, sugar and ethanol. The Company is required to purchase the output of SMA for the first four years at a price that guarantees the return of Usina São Martinho’s investment plus a fixed interest rate. After this four year period, the price is set to guarantee a break-even price to SMA plus an agreed upon return.

Under the terms of the joint venture agreements, if the Company becomes controlled, directly or indirectly, by a competitor of Usina São Martinho, then Usina São Martinho has the right to acquire the Company’s interest in SMA. If Usina São Martinho becomes controlled, directly or indirectly, by a competitor of the Company, then the Company has the right to sell its interest in SMA to Usina São Martinho. In either case, the purchase price shall be determined in accordance with the joint venture agreements, and the Company would continue to have the obligation to acquire products produced by SMA for the remainder of the term of the supply agreement then in effect even though the Company would no longer be involved in SMA’s management.

Amyris has a 50% ownership in SMA. The Company has identified SMA as a VIE. The Company is the primary beneficiary and consequently consolidates SMA’s operations in its financial statements. As of September 30, 2010, the Company’s investment in SMA does not have a significant impact on its consolidated financial position, results of operations or cash flows.

Cosan S.A.

In June 2010, the Company entered into a term sheet with Cosan S.A. for the formation of a joint venture to develop and commercialize farnesene-based specialty chemicals for industrial and automotive applications. Subject to the joint venture meeting certain milestones, the rights granted by Amyris for these products would be exclusive to the joint venture.

8. Significant Agreements

Research and Development Activities

Total Collaboration Agreement

In June 2010, the Company entered into a technology license, development, research and collaboration agreement (“collaboration agreement”) with Total Gas & Power USA Biotech, Inc., an affiliate of Total S.A. (“Total”). The collaboration agreement sets forth the terms for the research, development, production and commercialization of certain to be determined chemical and/or fuel products made through the use of the Company’s synthetic biology platform. The collaboration agreement establishes a multiphased process through which projects are identified, screened, studied for feasibility, and ultimately selected as a project for development of an identified lead compound using an identified microbial strain. Under the terms of the collaboration agreement, Total will fund up to the first $50.0 million in research and development costs for the selected projects; thereafter the parties will share such costs equally. Amyris has agreed to dedicate the laboratory resources needed for collaboration projects. Total also plans to second employees at Amyris to work on the projects. Once a development project has commenced, the parties are obligated to work together exclusively to develop the lead compound during the project development phase. After a development project is completed, the Company and Total expect to form one or more joint ventures to commercialize any products that are developed, with costs and profits to be shared on an equal basis, provided that if Total has not achieved profits from sales of a joint venture product equal to the amount of funding it provided for development plus an agreed upon rate of return within three years of commencing sales, then Total will be entitled to receive all profits from sales until this rate of return has been achieved. Each party has certain rights to independently produce commercial quantities of these products under certain circumstances, subject to paying royalties to the other party. Total has the right of first negotiation with respect to exclusive commercialization arrangements the Company would propose to enter into with certain third parties, as well as the right to purchase any of the Company’s products on terms no less favorable than those offered to or received by the Company from third parties in any market where Total or its affiliates have a significant market position.

Amyris, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

The collaboration agreement has an initial term of 12 years and is renewable by mutual agreement by the parties for additional three year periods. Neither the Company nor Total has the right to terminate the agreement voluntarily. The Company and Total each have the right to terminate the agreement in the event the other party commits a material breach, is the subject of certain bankruptcy proceedings or challenges a patent licensed to it under the collaboration agreement. Total also has the right to terminate the collaboration agreement in the event the Company undergoes a sale or change of control to certain entities. If the Company terminates the collaboration agreement due to a breach, bankruptcy or patent challenge by Total, all licenses the Company has granted to Total terminate except licenses related to products for which Total has made a material investment and licenses related to products with respect to which binding commercialization arrangements have been approved, which will survive subject, in most cases, to the payment of certain royalties by Total to the Company. Similarly, if Total terminates the collaboration agreement due to a breach, bankruptcy or patent challenge by the Company, all licenses Total has granted to the Company terminate except licenses related to products for which we have made a material investment, certain grant-back licenses and licenses related to products with respect to which binding commercialization arrangements have been approved, which will survive subject, in most cases, to the payment of certain royalties to Total by the Company. On expiration of the collaboration agreement, or in the event the collaboration agreement is terminated for a reason other than a breach, bankruptcy or patent challenge by one party, licenses applicable to activities outside the collaboration generally continue with respect to intellectual property existing at the time of expiration or termination subject, in most cases, to royalty payments. There are circumstances under which certain of the licenses granted to Total will survive on a perpetual, royalty-free basis after expiration or termination of the collaboration agreement. Generally these involve licenses to use the Company’s synthetic biology technology and core metabolic pathway for purposes of either independently developing further improvements to marketed collaboration technologies or products or the processes for producing them within a specified scope agreed to by the Company and Total prior to the time of expiration or termination, or independently developing early stage commercializing products developed from collaboration compounds that met certain performance criteria prior to the time the agreement expired or was terminated and commercializing products related to such compounds. After the collaboration agreement expires, the Company may be obligated to provide Total with ongoing access to Amyris laboratory facilities to enable Total to complete research and development activities that commenced prior to termination.

In June 2010, concurrent with the collaboration agreement, the Company issued 7,101,548 shares of Series D preferred stock to Total for aggregate proceeds of approximately $133.0 million at a per share price of $18.75, which was lower that the per share fair value of common stock as determined by management and the Board of Directors. Due to the fact the collaboration agreement and the issuance of shares to Total occurred concurrently, the terms of both the collaboration agreement and the issuance of preferred stock were evaluated to determine whether their separately stated pricing was equal to the fair value of services and preferred stock. The Company determined that the fair value of Series D preferred stock was $22.68 at the time of issuance, and therefore, the Company measured the preferred stock initially at its fair value with a corresponding reduction in the consideration for the services under the collaboration agreement. As revenue from collaboration agreement will be generated over a period of time based on the performance requirements, the Company recorded the difference between the fair value and consideration received for Series D preferred stock of $27.9 million as deferred charge asset within other assets at the time of issuance which will be recognized as a reduction to revenue in proportion to the total estimated revenue under the collaboration agreement.

As a result of recording Series D preferred stock at its fair value, the effective conversion price was greater than the fair value of common stock as determined by management and the Board of Directors. Therefore, no beneficial conversion feature was recorded at the time of issuance. The Company further determined that the conversion option with a contingent reduction in the conversion price upon a qualified IPO is a potential contingent beneficial feature and, as a result, the Company calculated the intrinsic value of such conversion option upon occurrence of the qualified IPO. The Company determined that a contingent beneficial conversion feature existed and the Company recorded a charge within the equity section of its balance sheet, which impacted earnings per share, for the three and nine months ended September 30, 2010 during which the Company completed this offering, based upon the price at which shares were offered to the public in relation to the adjustment provisions provided for the Series D preferred stock. Based on the initial public offering price of $16.00 per share, the charge to net loss attributable to Amyris’ common stockholders was $39.3 million.

In connection with Total’s equity investment, the Company agreed to appoint a person designated by Total to serve as a member of our Board of Directors in the class subject to the latest reelection date, and to use our reasonable efforts, consistent with the Board of Directors’ fiduciary duties, to cause the director designated by Total to be re-nominated by the Board of Directors in the future. These membership rights terminate upon the earlier of Total holding less than half of the shares of common stock originally issuable upon conversion of the Series D preferred stock or a sale of the Company.

Amyris, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

The Company also agreed with Total that, so long as Total holds at least 10% of our voting securities, the Company will notify Total if the Company’s Board of Directors seeks to cause the sale of the Company or if the Company receives an offer to be acquired. In the event of such decision or offer, the Company must provide Total with all information given to an offering party and certain other information, and Total will have an exclusive negotiating period of 15 business days in the event the Board of Directors authorizes the Company to solicit offers to buy Amyris, or five business days in the event that the Company receives an unsolicited offer to be acquired. This exclusive negotiation period will be followed by an additional restricted negotiation period of 10 business days, during which the Company will be obligated to negotiate with Total and will be prohibited from entering into an agreement with any other potential acquirer. Total has also entered into a standstill agreement pursuant to which it agreed for a period of three years not to acquire in excess of the greater of 20% or the number of shares of Series D preferred stock purchased by Total (during the initial two years) or 30% (during the third year) of the Company’s common stock without the prior consent of our Board of Directors, except that, among other things, if another person acquires more than Total’s then current holdings of the Company’s common stock, then Total may acquire up to that amount plus one share.

Soliance Development and Commercialization Agreement

In June 2010, the Company entered into an agreement with Soliance for the development and commercialization of farnesene-based squalane for use as an ingredient in cosmetics products. The parties anticipate the formation of a joint venture for the production of squalane and the development of squalane formulations for these products, with Soliance to act as the distributor. Production of squalane is expected to commence as early as the fourth quarter of 2010, dependent upon the parties’ determination that production efficiency goals can be achieved at full scale production.

M&G Finanziaria Collaboration Agreement

In June 2010, the Company entered into a collaboration agreement with M&G Finanziaria S.R.L. Under the terms of the collaboration agreement each party bears its own costs incurred for the collaboration milestones. The agreement also establishes the terms under which M&G may purchase farnesene from the Company for use in M&G’s polyethylene terephthalate, or PET, resins to be incorporated into containers for food, beverages and other products.

Manufacturing Activities

Biomin

In June 2010, the Company entered into a joint manufacturing agreement with Biomin to utilize a portion of its Brazilian manufacturing facilities to produce Amyris products commencing in 2011. The joint manufacturing agreement requires the acquisition of certain equipment to be used exclusively for the manufacturing of the product. Under the terms of the agreement Amyris will procure and contract the engineering activities and the necessary equipment for the manufacturing of Amyris products.

Supply Agreements

Procter and Gamble

In June 2010, the Company entered into a supply agreement with The Procter & Gamble Company that establishes terms under which P&G may purchase farnesene from the Company for use in P&G’s products. The terms of the agreement call for non-refundable development fees payable to the Company in addition to payments for purchase of farnesene. At this time, P&G does not have an obligation to purchase a specified quantity.

Amyris, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

Shell

In June 2010, the Company entered into an agreement with Shell Western Supply and Trading Limited (“Shell), a subsidiary of Royal Dutch Shell plc, that contemplates the Company’s sale of certain minimum quantities of Company diesel fuel to Shell, commencing 18 months after the Company provides notice of election to sell under this agreement, and running for two years after the date specified in such notice, up to the end of March 2016 at the latest, with an option to renew for a further year. At this time, Shell does not have an obligation to purchase a specific quantity, or any, product under this agreement, and the Company is not obligated to sell specific quantities to Shell, but the parties will become subject to obligations to purchase and sell to the extent that formal notices and orders are submitted under the agreement in the future.

9. Stockholders’ Equity (Deficit)

Initial Public Offering

On September 30, 2010, the Company closed its initial public offering (“IPO”) of 5,300,000 shares of common stock at an offering price of $16.00 per share, resulting in net proceeds to the Company of approximately $73.7 million, after deducting underwriting discounts of $5.9 million and offering costs of $5.2 million. Upon the closing of the IPO, the Company’s outstanding shares of convertible preferred stock were automatically converted into 31,550,277 shares of common stock and the outstanding convertible preferred stock warrants were automatically converted into common stock warrants to purchase a total of 195,604 shares of common stock and shares of Amyris Brasil held by third party investors were automatically converted into 861,155 shares of common stock.

Common Stock

As of December 31, 2009, the Company was authorized to issue shares of common and preferred stock of 33,000,000 and 21,080,641, respectively. On June 10, 2010 in connection with its incorporation in Delaware the Company increased its authorized number of share of common and preferred stock to 61,862,355 and 23,862,355, respectively and established the par value of each share of common stock and preferred stock to be $0.0001. On June 21, 2010, the Company increased its authorized number of shares of common and preferred stock to 70,000,000 and 30,963,903, respectively. In connection with the closing of the IPO in September 2010, the Company amended and restated its certificate of incorporation and increased its authorized number of shares of common stock to 100,000,000. Holders of the Company’s common stock are entitled to dividends as and when declared by the Board of Directors, subject to the rights of holders of all classes of stock outstanding having priority rights as to dividends. There have been no dividends declared to date. The holder of each share of common stock is entitled to one vote.

Preferred Stock

Pursuant to the Company’s amended and restated certificate of incorporation filed on September 30, 2010 in connection with the closing of the IPO, the Company is authorized to issue 5,000,000 shares of preferred stock. The board of directors has the authority, without action by its stockholders, to designate and issue shares of preferred stock in one or more series and to fix the rights, preferences, privileges and restrictions thereof. These rights, preferences and privileges could include dividend rights, conversion rights, voting rights, terms of redemption and liquidation preferences, any or all of which may be greater than the rights of common stock. The issuance of the Company’s preferred stock could adversely affect the voting power of holders of common stock and the likelihood that such holders will receive dividend payments and payments upon liquidation and could have the effect of delaying, preventing or deterring a change in control.

Preferred Stock Warrants

In 2008, in connection with consulting services, the Company issued a warrant to purchase 2,580 shares of the Company’s Series B convertible preferred stock at an exercise price of $24.88 per share.

In 2008, in connection with a capital lease agreement, the Company issued a warrant to purchase 10,048 shares of the Company’s Series B convertible preferred at an exercise price of $24.88 per share. In September 2009, the Company cancelled the warrant and issued a warrant to purchase 10,048 shares of the Company’s Series C convertible preferred stock with an exercise price of $12.46 per share.

Amyris, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

In 2008, in connection with the Company’s issuance of Series B-1 convertible preferred stock, the Company issued warrants to purchase 100,715 shares of the Company’s Series B-1 convertible preferred stock at an exercise price of $25.26 per share to the placement agent. The warrants are immediately exercisable and expire seven years from the effective date.

In 2008, in connection with an operating lease, the Company issued a warrant to purchase 2,009 shares of the Company’s Series B-1 convertible preferred stock at an exercise price of $25.26 per share.

In 2009, in connection with the Company’s issuance of Series B-1 convertible preferred stock, the Company issued a warrant to purchase 3,843 shares of the Company’s Series B-1 convertible preferred stock at an exercise price of $25.26 per share to the placement agent.

In September 2009, the Company cancelled the warrant to purchase 10,048 shares of the Company’s Series B convertible preferred stock and issued a warrant to purchase 16,075 shares of the Company’s Series C convertible preferred stock with an exercise price of $12.46 per share. In connection with a capital lease arrangement, the Company issued a warrant to purchase 8,026 shares of the Company’s Series C convertible preferred stock at an exercise price of $12.46 per share.

In January 2010, in connection with the Company’s issuance of Series C convertible preferred stock, the Company issued a warrant to purchase 49,157 shares of the Company’s Series C convertible preferred stock at an exercise price of $12.46 per share to the placement agent.

Upon the closing of the Company’s IPO on September 30, 2010, the convertible preferred stock warrants were automatically converted into common stock warrants to purchase 195,604 shares of common stock. In addition, the fair value of the convertible preferred stock warrants as of September 30, 2010, estimated to be $2.3 million using the Black-Scholes option pricing model, was reclassified to additional paid in capital.

Amyris, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

At September 30, 2010, the fair value of the common stock warrants was as follows (in thousands except share and per share data):

Underlying Stock	Exercise Price per	Shares as of	Fair Value as of
	Share	September 30, 2010
Common Stock	$24.88	2,884	$24
Common Stock	$25.26	119,462	1,225
Common Stock	$12.46	73,258	1,069

Total		195,604	$2,318

At December 31, 2009, the fair value of each of the convertible preferred stock warrants was as follows (in thousands except share and per share data):

	Exercise Price per	Shares as of	Fair Value as of
Underlying Stock	Share	December 31, 2009
Series B Convertible Preferred Stock	$24.88	2,580	$48
Series B-1 Convertible Preferred Stock	$25.26	106,567	2,267
Series C Convertible Preferred Stock	$12.46	24,101	425

Total		133,248	$2,740

Restricted Stock

Pursuant to restricted stock agreements with the Company’s founders, the Company has the right, but not the obligation, to repurchase all or any portion of the unvested shares of common stock upon termination of employment at the original purchase price per share. The repurchase rights with respect to founders stock lapse over the vesting period, which ranges from 68 to 100 months. As of September 30, 2010 and December 31, 2009, zero and 52,084 restricted shares, respectively, of common stock held by the Company’s founders were subject to repurchase by the Company.

Amyris, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

10. Stock Based Compensation Plans

Stock Option Activity

The Company’s stock option, restricted stock units, and restricted stock grant activity and related information for the nine months ended September 30, 2010 was as follows:

	Shares Available for Grant	Number of Stock Options Outstanding	Weighted - Average Exercise Price	Weighted - Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
					(in thousands)
Outstanding - December 31, 2009	579,518	4,446,894	$2.87	8.19	$28,661
Additional shares authorized	5,726,272	—
Options granted	(2,517,390)	2,517,390	13.72
Restricted stock granted	(126,272)	—	—
Options exercised	—	(24,132)	3.15
Options cancelled	106,454	(106,454)	6.65
Shares repurchased	367	—	0.28
Restricted stock cancelled	10,000	—	—

Outstanding - September 30, 2010	3,778,949	6,833,698	$6.81	8.18	$72,949

Vested and expected to vest - September 30, 2010		6,567,482	$6.66	8.14	$71,068
Exercisable - September 30, 2010		2,737,703	$3.23	7.31	$38,504

The aggregate intrinsic value of options exercised under the 2005 Plan was $356,000 and $63,000 for the nine months ended September 30, 2010 and 2009, respectively, determined as of the date of option exercise. There were zero options exercised under the 2010 Equity Plan for the nine months ended September 30, 2010.

Amyris, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

The following table summarizes information about stock options outstanding as of September 30, 2010:

	Options Outstanding		Options Exercisable
		Weighted - Average
		Remaining
		Contractual Life
Exercise Price	Number of Options	(Years)	Number of Options
$0.10	32,500	5.21	32,500
$0.20	1,200	5.58	1,200
$0.28	1,171,700	6.35	888,396
$1.50	273,660	6.83	213,523
$3.93	1,838,054	7.38	1,022,791
$4.31	1,044,646	8.93	371,964
$9.32	1,141,658	9.24	118,604
$14.28	228,700	9.47	33,499
$16.50	592,626	9.98	13,991
$20.41	508,954	9.55	41,235

	6,833,698	8.18	2,737,703

Stock-Based Compensation Expense

Stock-based compensation expense related to options and restricted stock units granted to employees and nonemployees was allocated to research and development expense and sales, general and administrative expense as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Research and development	$461	$318	$1,337	$595
Sales, general and administrative	2,144	775	5,571	1,675

Total stock-based compensation expense	$2,605	$1,093	$6,908	$2,270

Employee Stock–Based Compensation

During the three months ended September 30, 2010 and 2009, the Company granted 577,626 and 964,653 stock options to employees with a weighted average grant date fair value of $12.88 and $3.38 per share and during the nine months ended September 30, 2010 and, 2009 the Company granted 2,467,390 and 964,653 options, respectively, to employees with a weighted average grant date fair value of $10.78 and $3.38, respectively. As of September 30, 2010 and December 31, 2009, there was unrecognized compensation costs of $28.6 million and $6.7 million related to these stock options. The Company expects to recognize those costs over a weighted average period of 3.4 years as of September 30, 2010. Future option grants will increase the amount of compensation expense to be recorded in these periods.

Amyris, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

Compensation expense was recorded for stock-based awards granted to employees based on the grant date estimated fair value (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Research and development	$455	$315	$1,274	$588
Sales, general and administrative	1,507	722	3,504	1,380

Total stock-based compensation expense	$1,962	$1,037	$4,778	$1,968

Nonemployee Stock–Based Compensation

During the three months ended September 30, 2010 and 2009, the Company granted 15,000 and 500 options, respectively, and 50,000 and 500 for the nine months ended September 30, 2010 and 2009, respectively, to purchase common stock to nonemployees in exchange for services. Compensation expense of $122,000 and $16,000 for the three months ended September 30, 2010 and 2009, and $313,000 and $217,000 was recorded for the nine months ended September 30, 2010 and 2009 for stock-based awards granted to nonemployees. The nonemployee options were valued using the Black-Scholes option pricing model.

During 2008, the Company entered into a related party transaction with a venture capital group to provide strategic advisory services to the Company and its majority owned subsidiary Amyris Brasil. One of its directors at the time is also a member of the Company’s Board of Directors. As compensation for the advisory services to be rendered, the Company granted 50,000 restricted stock units with a grant date fair value of $8.38 during the year ended December 31, 2008. No additional restricted stock units were granted during the year ended December 31, 2009. The restricted stock units vested quarterly and became fully vested as of June 30, 2010.

In the three months ended March 31, 2010, 126,272 restricted stock units were granted to the same related party. The restricted stock units vested quarterly and became fully vested as of September 30, 2010. Compensation expense of $521,000 and $40,000 was recorded for the three months ended September 30, 2010 and 2009, respectively, and $1,817,000 and $85,000 for the nine months ended September 30, 2010 and 2009, respectively.

11. Related Party Transactions

The Company has entered into a license agreement with University of California, Berkeley. A co-founder and advisor to the Company is a professor at the University of California, Berkeley. The Company paid the advisor $23,000 and $24,000 during the nine months ended September 30, 2010 and 2009, respectively.

During 2008, the Company entered into an agreement with a venture capital group to provide strategic advisory services to Amyris and its majority owned subsidiary Amyris Brasil. One of its directors is also a member of the Company’s Board of Directors (see Note 10).

On June 21, 2010 the Company entered into agreements with affiliates of Total S.A. relating to their purchase of the Company’s Series D preferred stock and collaboration for the on research, development, production and commercialization of chemical and/or fuel products. Subject to the terms of the collaboration agreement between Total and the Company, Total has agreed to pay up to the first $50.0 million in future research and development costs for the selected projects; thereafter the parties will share such costs equally.

Amyris, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

12. Noncontrolling Interest

Redeemable Noncontrolling Interest

In February 2008, the Company formed a subsidiary Amyris Pesquisa e Desenvolvimento de Biocombustíveis, Ltda. In March 2008, the Company sold a 30% interest to Crystalsev and the subsidiary was renamed Amyris-Crystalsev Pesquisa e Desenvolvimento de Biocombustíveis Ltda. (“ACB”). The Company invested $3.8 million of cash for 70% interest in ACB and Crystalsev contributed $1.6 million of cash for the remaining 30% interest.

In April 2009, the Company re-purchased Crystalsev’s 30% interest in ACB for $2.3 million resulting in ACB once again becoming a wholly-owned subsidiary. The purchase of the noncontrolling interest was treated as an equity transaction and the fair value of the consideration paid of $2.3 million was recorded as a reduction of the carrying value of the noncontrolling interest and additional paid-in capital. In December 2009, ACB was renamed Amyris Brasil S.A. (“Amyris Brasil”).

In December 2009, Amyris Brasil sold 1,111,111 of its shares representing a 4.8% interest in Amyris Brasil for BRL$10.0 million. The redeemable noncontrolling interest was reported in the mezzanine equity section of the consolidated balance sheet because the Company was then subject to a contingent put option under which it could have been required to repurchase an interest in Amyris Brasil from the noncontrolling interest holder. The Company has recognized a noncontrolling interest for December 22, 2009 to December 31, 2009 in the consolidated balance sheets and statements of operations.

In March 2010, Amyris Brasil sold an additional 853,333 shares of its stock, an incremental 3.4% interest, for BRL $3.0 million. In May 2010, Amyris Brasil sold an additional 1,111,111 shares of its stock, an incremental 4.07% interest, for BRL$10.0 million.

Under the terms of the agreements with these Amyris Brasil investors, the Company had the right to require the investors to convert their shares of Amyris Brasil into shares of common stock at a 1:0.28 conversion ratio. On September 30, 2010 in connection with the Company’s IPO, shares of Amyris Brasil held by these investors were converted into 861,155 shares of the Company’s common stock. The remaining noncontrolling interest as of September 30, 2010 was converted to common stock and additional paid-in capital.

At the closing of the IPO, the Company recorded a one-time beneficial conversion feature charge of $2.7 million associated with the conversion of shares of Amyris Brasil held by other investors into shares of Amyris, Inc. common stock, which impacted earnings per share for the three and nine months ended September 30, 2010.

The following table provides a roll forward of the redeemable noncontrolling interest recorded as mezzanine equity (in thousands):

Ending balance as of December 31, 2009	$5,506
Proceeds from redeemable noncontrolling interest	7,041
Conversion of shares of Amyris Brasil S.A. subsidiary held by third party into common stock	(11,870)
Foreign currency translation adjustment	217
Net loss	(894)

Ending balance as of September 30, 2010	$—

Under the terms of the agreements with the Amyris Brasil investors, the Company was required to make additional capital investments in Amyris Brasil worth at least BRL $50.0 million. The Company also entered into a contingent put option with the Investors in the event that Amyris Brasil received a binding offer from one or more third parties willing to acquire control of Amyris Brasil through a change of control event that would have entitled the Investors to sell their shares to the Company. Under the terms of the put option, the Investors would have had the right to receive from the Company their pro rata share of the total put option price. The put option price was defined as being the lower of (i) the amount invested by the Investors in Amyris Brasil plus 8% per year; and (ii) the total amount of proceeds actually received by the Company from a third party acquirer or from Amyris Brasil, in connection with a change of control event relating to Amyris Brasil.

Amyris, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

In July 2010, the Company amended its agreement with Amyris Brasil investors and reaffirmed its requirement to invest the amounts that were contemplated in the original agreement and added a requirement that such contributions are to be made before December 31, 2010.

Noncontrolling interest

On April 14, 2010, the Company entered into a joint venture with Usina São Martinho to build the facility in Brazil dedicated to the production of Amyris renewable products. The joint venture, SMA Indústria Química S.A., (“SMA”) is owned 50% by Amyris and 50% by Usina São Martinho and is located in Pradópolis, São Paulo state (see Note 7). SMA is a VIE pursuant to the accounting guidance for consolidating VIE because the amount of total equity investment at risk is not sufficient to permit SMA to finance its activities without additional subordinated financial support, as well as because the related commercialization agreement provides a substantive minimum price guarantee. Under the terms of the joint venture agreement, Amyris directs the design and construction activities, as well as production and distribution. In addition, Amyris has the obligation to fund the design and construction activities until commercialization is achieved. Subsequent to the construction phase, both parties equally fund SMA for the term of the joint venture. Based on those factors, the Company was determined to have the power to direct the activities that most significantly impact SMA’s economic performance and the obligation to absorb losses and the right to receive benefits. Accordingly, the financial results of SMA are included in the Company’s consolidated financial statements and amounts pertaining to Usina São Martinho’s interest in SMA are reported as noncontrolling interests in subsidiaries. The Company’s investment in SMA does not have a significant impact on its consolidated financial position, results of operations or cash flows as of September 30, 2010.

13. Restructuring

In June 2009, the Company initiated a restructuring plan to reduce its cost structure. The restructuring plan resulted in the consolidation of the Company’s headquarter facility located in Emeryville, California, which is under an operating lease. The Company ceased using a certain part of this headquarter facility in August 2009. The Company recorded approximately $5.4 million of restructuring charges associated with the facility lease costs after the operations ceased. In addition, as a result of the consolidation of the headquarter facility, the Company recorded approximately $3.1 million related to asset impairments and reversed $2.7 million related to deferred rent associated with the leased facility. In September 2010, the Company’s Board of Directors approved the Company’s plan to reoccupy the part of its headquarter facility which was previously the subject of the 2009 restructuring. This reoccupied space will be used to meet the Company’s expansion requirements. As a result, the Company reversed approximately $4.6 million of its restructuring liability and recognized an income from restructuring of $2.1 million during the three and nine months ended September 30, 2010.

The following table summarizes the liability and utilization by cost type associated with the restructuring (in thousands):

	Exit Costs	Deferred Rent	Total
Accrued restructuring as of December 31, 2009	$5,078	$—	$5,078
Cash payments	(906)	—	(906)
Accretion expense	395	—	395
Reversal of restructuring liability	(2,061)	(2,506)	(4,567)

Accrued restructuring as of September 30, 2010	$2,506	$(2,506)	$—

14. Income Taxes

No provision for U.S. income taxes has been made, net of the valuation allowance, due to cumulative losses since the commencement of operations.

15. Reporting Segments

The chief operating decision maker for the Company is the Chief Executive Officer. The Chief Executive Officer reviews financial information presented on a consolidated basis, accompanied by information about revenue by geographic region, for

Amyris, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

purposes of allocating resources and evaluating financial performance. The Company has one business activity and there are no segment managers who are held accountable for operations, operating results or plans for levels or components below the consolidated unit level. Accordingly, the Company has determined that it has a single reporting segment and operating unit structure.

Revenues by geography are based on the billing address of the customer. The following tables set forth revenue and long-lived assets by geographic area (in thousands):

Revenues

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
United States	$24,225	$23,725	$50,582	$46,619

Total	$24,225	$23,725	$50,582	$46,619

Long-Lived Assets

	September 30,	December 31,
	2010	2009
United States	$38,588	$34,868
Brazil	10,179	7,692

Total	$48,767	$42,560

16. Subsequent Events

In connection with the IPO, the Company granted the underwriters the right to purchase up to an additional 795,000 shares of common stock to cover over-allotments. In October 2010, the underwriters exercised such right to purchase 795,000 shares and the Company received approximately $11.8 million of proceeds, net of underwriter’s discount.

In October 2010, the Company amended its lease agreement with the lessor of its headquarters, ES East, LLC. to lease up to approximately 22,000 square feet of research and development and office space. Estimated annual rent payment under this lease is approximately $0.9 million and the lease term ends on May, 2018.

In November 2010, the Company entered into a contract manufacturing agreement with Tate & Lyle Ingredients Americas, Inc. (“Tate & Lyle”), an affiliate of Tate & Lyle PLC. Under this arrangement, Tate & Lyle will produce farnesene, which will be owned and distributed by the Company.

Also in November 2010, the Company entered into collaboration and joint development agreements with Firmenich SA (“Firmenich”), a fragrance and flavor company based in Geneva, Switzerland. Under the agreement, Firmenich will fund technical development at the Company to produce an ingredient for the fragrance and flavor market. The Company will manufacture the ingredient and Firmenich will market it, and the parties will share in any resulting economic value. The agreement also grants worldwide exclusive fragrance and flavor commercialization rights to Firmenich for the ingredient. In addition, Firmenich has an option to collaborate with the Company to develop a second ingredient.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and the related notes that appear elsewhere in this Form 10-Q. These discussions contain forward-looking statements reflecting our current expectations that involve risks and uncertainties which are subject to safe harbors under the Securities Act of 1933, as amended, or the Securities Act, and the Securities Exchange Act of 1934, as amended, or the Exchange Act. These forward-looking statements include, but are not limited to, statements concerning our strategy, future production capacity and other aspects of our future operations, ability to improve our production efficiencies, future financial position, future revenues, projected costs, expectations regarding demand and acceptance for our technologies, growth opportunities and trends in the market in which we operate, prospects and plans and objectives of management. The words “anticipates”, “believes”, “estimates”, “expects”, “intends”, “may”, “plans”, “projects”, “will”, “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those in the forward-looking statements, including, without limitation, the risks set forth in Part II, Item 1A, “Risk Factors” in this Quarterly Report on Form 10-Q and in our other filings with the Securities and Exchange Commission. We do not assume any obligation to update any forward-looking statements.

Overview

We are building an integrated renewable products company by applying our industrial synthetic biology technology platform to provide alternatives to select petroleum-sourced products used in specialty chemical and transportation fuel markets worldwide. We genetically modify microorganisms, primarily yeast, and use them as living factories in established fermentation processes to convert plant-sourced sugars into potentially thousands of molecules.

We were incorporated in 2003 and commenced research, development, marketing and administrative activities in 2005. To further develop our business we have established two subsidiaries, Amyris Brasil S.A, which oversees our scale up operations and production relationships in Brasil, and Amyris Fuels LLC, which has established fuels blending, marketing and distribution capabilities in the United States.

Our technology enables us to design yeast and other microorganisms to produce thousands of molecules. Our current priority is the commercialization and production of one such molecule, farnesene, and its derivatives for sale in a range of specialty chemical applications including plastic additives, polymers, lubricants, surfactants, cosmetics and flavors and fragrances, and as a renewable diesel.

In April 2010 we entered into a definitive agreement with Usina São Martinho, one of the largest sugar and ethanol producers in Brazil, to establish a joint venture entity that intends to construct and operate the first commercial plant dedicated to the production of Amyris renewable products. Usina São Martinho will share a portion of the costs associated with this construction. We expect this plant to begin production in the second quarter of 2012. In addition to this agreement, we have entered into non-binding letters of intent with other Brazilian sugar and ethanol producers, Bunge Limited, Cosan S.A, and Açúcar Guarani, a subsidiary of Tereos, to produce our products. Usina São Martinho also has the right to produce Amyris products at a second facility. We expect to work with these producers to build a new, “bolt-on” facility adjacent to their existing mills instead of building new “greenfield” facilities, thereby reducing the capital required to establish and scale our production.

In June 2010, we entered into a collaboration agreement with Total Gas & Power USA Biotech, Inc., an affiliate of Total S.A. (“Total”). This agreement provides for joint collaboration on the development of products through the use of our synthetic biology platform. In connection with that agreement, Total invested $133.2 million in our equity, which represents approximately 22% of our outstanding shares as of September 30, 2010. In addition, Total has the right to appoint a Total representative to our Board of Directors. At the end of the second quarter of 2010, we recorded a deferred charge associated with the Total investment of $27.9 million. This charge resulted from the difference between a third party valuation of our stock and the price paid by Total. This deferred charge will be offset against future revenue earned under arrangements with Total.

To support our goal of commencing commercial production of farnesene in 2011, we entered into contract manufacturing agreements in June 2010 with Biomin do Brasil Nutrição Animal Ltda. and in November 2010 with Tate & Lyle Ingredients Americas, Inc. We are providing certain equipment to these producers to enable their production of farnesene, and have already ordered the long lead-time items for the Biomin facility. We are seeking to enter into an additional contract manufacturing relationship to achieve our targeted production capacity for 2011. We expect to work with third parties specializing in particular industries to convert farnesene by simple chemical processes and to sell it primarily in the forms of squalane and industrial lubricants. To commercialize squalane for sale to cosmetics companies for use as an ingredient in the manufacture of cosmetics and emollients, we entered into a marketing and distribution agreement with Soliance in June 2010. Based in the Champagne-Ardenne region of France, Soliance is a leading provider of ingredients to the cosmetics industry.

We have also entered into agreements for the sale of farnesene and its derivatives directly to customers, including with P&G for use in cleaning products, with Gruppo M&G for use in plastics and with Shell for our renewable diesel. In addition, in November 2010, we executed a collaboration and joint development agreements with Firmenich SA for the development and commercialization of a non-farnesene molecule that is widely used in the production of fragrances. Production and sale of our products pursuant to any of these relationships will depend on the achievement of contract-specific technical, development and commercial milestones.

Since inception through September 30, 2010, we have recognized $114.4 million in revenue, primarily from the sale of ethanol and reformulated ethanol-blended gasoline by our Amyris Fuels subsidiary. As of September 30, 2010, we had an accumulated deficit of $176.7 million.

Initial Public Offering

On September 27, 2010, our registration statement on Form S-1 relating to our initial public offering (“IPO”) was declared effective by the SEC. The IPO closed on September 30, 2010, at which time we sold 5,300,000 shares of our common stock and received cash proceeds of $78.9 million from this transaction, net of underwriting discounts and commissions, and in October 2010 we subsequently sold an additional 795,000 shares to the underwriters pursuant to their over-allotment option, raising an additional $11.8 million of net proceeds. As of September 30, 2010, we had incurred offering costs of $5.2 million related to the offering. The shares of Series D preferred stock purchased by Total prior to the IPO had a variable conversion rate into our common stock that depended on the price of the IPO. As a result of this conversion feature as well as the conversion of shares of Amyris Brasil held by other investors, we recorded a one-time beneficial conversion feature of $42.0 million upon the completion of the IPO that impacted earnings per share for the three and nine months ended September 30, 2010.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures. We base our estimates and assumptions on historical experience and on various other factors that we believe to be reasonable under the circumstances. We evaluate our estimates and assumptions on an ongoing basis. The results of our analysis form the basis for making assumptions about the carrying values of assets and liabilities that are not readily apparent from other sources. Our actual results may differ from these estimates under different assumptions or conditions.

Our most critical accounting policies are listed below:

•	Revenue Recognition

•	Impairment of Long-Lived Assets

•	Stock-Based Compensation

•	Income Taxes

During the three and nine months ended September 30, 2010, there were no significant changes in our critical accounting policies or estimates. See our prospectus as filed with the SEC on September 28, 2010 for additional information about these critical accounting policies, as well as description of our other significant accounting policies.

Results of Operations

The following table sets forth our condensed consolidated statement of operations data for the periods shown (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Consolidated Statement of Operations Data:
Revenues
Product sales	$22,055	$23,262	$42,037	$44,789
Collaborative research services	441	463	1,842	1,830
Government grants	1,729	—	6,703	—

Total revenues	24,225	23,725	50,582	46,619

Cost and operating expenses
Cost of product sales	22,900	22,867	43,032	43,743
Research and development	14,701	9,839	38,293	27,349
Sales, general and administrative	10,484	5,028	29,385	14,301
Restructuring and asset impairment (income) charges	(2,061)	5,768	(2,061)	5,768

Total cost and operating expenses	46,024	43,502	108,649	91,161

Loss from operations	(21,799)	(19,777)	(58,067)	(44,542)
Other income (expense):
Interest income	702	42	1,264	371
Interest expense	(524)	(330)	(1,284)	(893)
Other income, net	1,013	279	953	500

Total other income (expense)	1,191	(9)	933	(22)

Net loss	(20,608)	(19,786)	(57,134)	(44,564)
Loss attributable to noncontrolling interest	477	—	907	221

Net loss attributable to Amyris, Inc.	$(20,131)	$(19,786)	$(56,227)	$(44,343)
Deemed dividend related to the beneficial conversion feature of Series D convertible preferred stock and conversion of Amyris Brasil S.A. shares held by a third party	(42,009)	—	(42,009)	—

Net loss attributable to Amyris, Inc. common stockholders	$(62,140)	$(19,786)	$(98,236)	$(44,343)

Comparison of Three Months Ended September 30, 2010 and 2009

Revenues

	Three Months Ended September 30,		Year-to Year Change	Percentage Change
	2010	2009
	(Dollars in thousands)
Revenues
Product sales	$22,055	$23,262	$(1,207)	(5%)
Collaborative research services	441	463	(22)	(5%)
Government grants	1,729	—	1,729	nm

Total revenues	$24,225	$23,725	$500	2%

nm = not meaningful

Our total revenue increased by $0.5 million to $24.2 million in the three months ended September 30, 2010 compared to the same period of the prior year. The increase was primarily the result of $1.7 million in revenue recognized from our U.S. Department of Energy (“DOE”) grant in the third quarter of 2010 compared to no revenue from government grants in the corresponding period the prior year. This increase was offset in part by a decline of $1.2 million to $22.1 million in sales of ethanol and reformulated ethanol-blended gasoline purchased from third parties in the three months ended September 30, 2010, resulting from reduced demand for ethanol which was not yet offset by sales of reformulated ethanol-blended gasoline, which we began to sell in July 2010. We sold 5.3 million gallons of ethanol in the three months ended September 30, 2010 compared to 12.0 million gallons in the comparable period of the prior year and 5.7 million gallons of reformulated ethanol-blended gasoline compared to zero in the comparable period of the prior year.

Cost and Operating Expenses

	Three Months Ended September 30,		Year-to Year Change	Percentage Change
	2010	2009
	(Dollars in thousands)
Cost of product sales	$22,900	$22,867	$33	0%
Research and development	14,701	9,839	4,862	49%
Sales, general and administrative	10,484	5,028	5,456	109%
Restructuring and asset impairment (income) charges	(2,061)	5,768	(7,829)	(136%)

Total cost and operating expenses	$46,024	$43,502	$2,522	6%

Cost of Product Sales

Our cost of product sales increased slightly to $22.9 million in the three months ended September 30, 2010 compared to the same period of the prior year resulting from lower volumes associated with product sales offset by an increase in product cost per gallon.

Research and Development Expenses

Our research and development expenses increased by $4.9 million to $14.7 million in the three months ended September 30, 2010 compared to the same period of the prior year, primarily the result of increased personnel-related expenses of $2.0 million associated with headcount growth, higher outside consulting expenses of $1.5 million related to outsourced development services and higher depreciation expense and overhead costs of $0.8 million. Research and development expenses included stock-based compensation expense of $0.5 million compared to $0.3 million in the three months ended September 30, 2010 and 2009, respectively.

Sales, General and Administrative Expenses

Our sales, general and administrative expenses increased by $5.5 million to $10.5 million in the three months ended September 30, 2010 compared to the same period of the prior year, primarily the result of higher personnel-related costs of $2.8 million associated with headcount growth, increased depreciation and overhead cost of approximately $0.8 million, and higher professional service expense of $0.6 million related primarily to higher accounting fees. Sales, general and administrative expenses included stock-based compensation of $2.1 million compared to $0.8 million in the three months ended September 30, 2010 and 2009, respectively.

Restructuring and Asset Impairment (Income) Charges

In June 2009, we initiated a restructuring plan to reduce our cost structure. The restructuring plan resulted in the consolidation of our headquarter facility located in Emeryville, California, which is under an operating lease. We ceased using a certain part of our headquarter facility in August 2009. We recorded approximately $5.4 million of restructuring charges associated with the facility lease costs after the operations ceased. In addition, as a result of the consolidation of the headquarter facility, we recorded approximately $3.1 million related to asset impairments and reversed $2.7 million related to deferred rent associated with the leased facility.

In September 2010, our Board of Directors approved our plan to reoccupy the part of our headquarter facility that previously was the subject of the 2009 restructuring. This reoccupied space will be used to meet our expansion requirements. As a result, we reversed approximately $4.6 million of our restructuring liability that had been accrued in connection with the 2009 restructuring and recognized an income from restructuring of $2.1 million during the three months ended September 30, 2010.

Other Income (Expense)

	Three Months Ended September 30,		Year-to Year Change	Percentage Change
	2010	2009
	(Dollars in thousands)
Interest income	$702	$42	$660	nm
Interest expense	(524)	(330)	(194)	59%
Other income, net	1,013	279	734	263%

Total other income (expense)	$1,191	$(9)	$1,200	nm

nm = not meaningful

Total other income (expense) increased by approximately $1.2 million to $1.2 million in three months ended September 30, 2010 compared to the same period of the prior year. The increase related primarily to higher interest income of $0.7 million associated with higher cash and investment balances and an increase in other income, net of $0.7 million primarily relating to the decline in fair value of our convertible preferred stock warrants which was reclassified to the stockholders’ equity, partially offset by higher interest expense of $0.2 million associated with higher debt balances.

Deemed Dividend

The deemed dividend in the three months ended September 30, 2010 is related to the charges incurred with the one-time beneficial conversion feature of the Series D convertible preferred stock of $39.3 million and to the one-time beneficial conversion feature related to the conversion of Amyris Brasil S.A. shares of $2.7 million, each of which converted into Amyris Inc. common stock at the time of the IPO. The deemed dividend was recorded at the closing of the IPO and impacts earnings per share for the three months ended September 30, 2010.

Comparison of Nine Months Ended September 30, 2010 and 2009

Revenues

	Nine Months Ended September 30,		Year-to Year Change	Percentage Change
	2010	2009
	(Dollars in thousands)
Revenues
Product sales	$42,037	$44,789	$(2,752)	(6%)
Collaborative research services	1,842	1,830	12	1%
Government grants	6,703	—	6,703	nm

Total revenues	$50,582	$46,619	$3,963	9%

nm = not meaningful

Our total revenue increased by approximately $4.0 million to $50.6 million in the nine months ended September 30, 2010 compared to the same period of the prior year. The increase was primarily the result of $6.7 million in revenue recognized from our DOE grant in the first nine months of 2010 compared to no revenue from government grants in the same period the prior year. This increase was offset in part by a decline of approximately $2.8 million to $42.0 million in sales of ethanol and reformulated ethanol-blended gasoline purchased from third parties in the nine months ended September 30, 2010, resulting primarily from a decline in gallons sold over the prior year partially offset by a slight increase in average selling price per gallon. We sold 15.9 million gallons of ethanol in the nine months ended September 30, 2010 compared to 22.5 million gallons in the same period of the prior year. We sold 5.7 million gallons of reformulated ethanol-blended gasoline in the nine months ended September 30, 2010 compared to zero in the comparable period of the prior year.

Cost and Operating Expenses

	Nine Months Ended September 30,		Year-to Year	Percentage
	2010	2009	Change	Change
	(Dollars in thousands)
Cost of product sales	$43,032	$43,743	$(711)	(2%)
Research and development	38,293	27,349	10,944	40%
Sales, general and administrative	29,385	14,301	15,084	105%
Restructuring and asset impairment (income) charges	(2,061)	5,768	(7,829)	(136%)

Total cost and operating expenses	$108,649	$91,161	17,488	19%

Cost of Product Sales

Our cost of product sales decreased by $0.7 million to $43.0 million in the nine months ended September 30, 2010 compared to the same period of prior year resulting from lower product volume and losses on futures contracts partially offset by an increase in product cost per gallon.

Research and Development Expenses

Our research and development expenses increased by $10.9 million to $38.3 million in the nine months ended September 30, 2010 compared to the same period of prior year, primarily the result of increased personnel-related expenses of $5.5 million associated with headcount growth, higher outside consulting expenses of $2.3 million associated with increased development activities, and higher overhead costs of $2.0 million associated with increased headcount and development activities. Research and development expenses included stock-based compensation expense of $1.3 million compared to $0.6 million in the nine months ended September 30, 2010 and 2009, respectively.

Sales, General and Administrative Expenses

Our sales, general and administrative expenses increased by $15.1 million to $29.4 million in the nine months ended September 30, 2010 compared to the same period of prior year, primarily the result of higher personnel-related costs of $7.8 million associated with headcount growth, higher professional service expense of $2.1 million related primarily to higher legal cost to support business development and higher accounting fees, higher consulting expenses of $1.9 million related in part to the initial design work for a commercial production facility in Brazil. Sales, general and administrative expenses included stock-based compensation of $5.6 million compared to $1.7 million in the nine months ended September 30, 2010 and 2009, respectively.

Restructuring and Asset Impairment (Income) Charges

In June 2009, we initiated a restructuring plan to reduce our cost structure. The restructuring plan resulted in the consolidation of our headquarter facility located in Emeryville, California, which is under an operating lease. We ceased using a certain part of our headquarter facility in August 2009. We recorded approximately $5.4 million of restructuring charges associated with the facility lease costs after the operations ceased. In addition, as a result of the consolidation of the headquarter facility, we recorded approximately $3.1 million related to asset impairments and reversed $2.7 million related to deferred rent associated with the leased facility.

In September 2010, our Board of Directors approved our plan to reoccupy the part of our headquarter facility which was previously the subject of the 2009 restructuring. This reoccupied space will be used to meet our expansion requirements. As a result, we reversed approximately $4.6 million of our restructuring liability that had been accrued in connection with the 2009 restructuring and recognized an income from restructuring of $2.1 million during the nine months ended September 30, 2010.

Other Income (Expense)

	Nine Months Ended September 30,		Year-to Year Change	Percentage Change
	2010	2009
	(Dollars in thousands)
Interest income	$1,264	$371	$893	241%
Interest expense	(1,284)	(893)	(391)	44%
Other income, net	953	500	453	91%

Total other income (expense)	$933	$(22)	$955	nm

nm = not meaningful

Total other income (expense) increased by approximately $1.0 million to $0.9 million in the nine months ended September 30, 2010 compared to the same period of prior year. The increase related primarily to higher interest income of $0.9 million associated with higher cash and investment balances and an increase in other income, net of approximately $0.5 million, partially offset by higher interest expense of $0.4 million associated with higher debt balances. The $0.5 million increase in Other income, net is primarily the result of decline in fair value of our convertible stock warrants of $0.6 million which was reclassified to stockholders’ equity in the third quarter of 2010.

Deemed Dividend

The deemed dividend in the nine months ended September 30, 2010 is related to the charges incurred with the one-time beneficial conversion feature of the Series D convertible preferred stock of $39.3 million and to the one-time beneficial conversion feature related to the conversion of Amyris Brasil S.A. shares of $2.7 million, each of which converted into Amyris Inc. common stock at the time of the IPO. The deemed dividend was recorded at the closing of the IPO and impacts earnings per share for the nine months ended September 30, 2010.

Liquidity and Capital Resources

	September 30, 2010	December 31, 2009
	(Dollars in thousands)
Working capital	$256,263	$51,062
Cash and cash equivalents and short-term investments	$271,000	$67,210

	Nine Months Ended September 30,
	2010	2009
	(Dollars in thousands)
Net cash used in operating activities	$(42,814)	$(38,279)
Net cash used in investing activities	$(126,897)	$(12,956)
Net cash provided by financing activities	$256,928	$52,818

As of September 30, 2010, we had cash, cash equivalents and short-term investments of $271.0 million compared to $67.2 million as of December 31, 2009. During the nine months ended September 30, 2010, we received $184.4 million from the issuance of Series C, C-1 and D Convertible Preferred Stock and net proceeds of $75.4 million from the IPO, net of underwriters’ discounts and commission and offering costs paid. As of September 30, 2010, we had total debt, including capital lease obligations, of $12.0 million. In addition, we had total borrowing capacity of $6.8 million under our uncommitted facility letter, or Credit Agreement, which we currently utilize in connection with our Amyris Fuels business.

In 2010, we were awarded a $24.3 million “Integrated Bio-Refinery” grant from the DOE. Under this grant, we are required to fund an additional $10.6 million in cost sharing expenses. According to the terms of the DOE grant, we are required to maintain a cash balance of $8.7 million, calculated as a percentage of the total project costs, to cover potential contingencies and cost overruns. These funds are not legally restricted but they must be available and unrestricted during the term of the project. Our obligation for this cost share is contingent on reimbursement for project costs incurred. As of December 31, 2009, no amounts had been provided from the DOE. During the nine months ended September 30, 2010 we recognized $6.7 million in revenue under this grant.

In August 2010, we were appointed as a subcontractor to National Renewable Energy Laboratory (NREL) under a DOE grant awarded to NREL. NREL’s cost share is $3.9 million. We are required to fund an additional $1.5 million in cost sharing expenses. As of September 30, 2010, no amounts have been provided from NREL.

We expect to make substantial capital expenditures for the Usina São Martinho joint venture facility through the completion of constructions, currently scheduled for the second quarter of 2012. Usina São Martinho is required to reimburse us for a portion of these costs within one year following the commencement of operations at the joint venture facility. During 2010 and 2011 we also expect to incur additional fees associated with engineering design plans that we expect to use for our joint venture and to make other capital expenditures for capital equipment purchases associated with contract manufacturing. Additionally, we anticipate capital expenditures for research and scale-up equipment and tenant improvements in 2010.

Beyond our investment in the joint venture with Usina São Martinho, we expect to invest capital in additional production arrangements as we seek to add capacity for the production of our products. The timing and amount of capital expenditures for additional production facilities will depend on our business and financial outlook and the specifics of the opportunity. For example, we believe that the amount of financing that we agree to provide for the construction of bolt-on, or other, production facilities may influence the other terms of the arrangements that we establish with the facility owner, and, accordingly, expect to evaluate the optimal amount of capital expenditures that we agree to fund on a case-by-case basis. We may also consider additional strategic investments or acquisitions. These events may require us to access additional capital through equity or debt offerings. If we are unable to access additional capital, our growth may be limited due to the inability to invest in additional production facilities.

We believe that our existing cash, cash equivalents, and short-term investments as of September 30, 2010 will be sufficient to fund our operations and other capital expenditures for at least the next 12 months.

Credit Agreement. In November 2008, we entered into the Credit Agreement with a financial institution to secure letters of credit and to finance short term advances for the purchase of ethanol and associated margin requirements as needed. In October 2009, the agreement was amended to decrease the maximum amount that we may borrow under such facility. The Credit Agreement, as amended, provides an aggregate maximum availability up to the lower of $20.0 million or the borrowing base as defined in the agreement. We may use this line to secure letters of credit for product purchases in an aggregate amount up to $5.7 million. In addition, we may borrow cash for the purchase of product, which is determined by our borrowing base. As of September 30, 2010 we had sufficient borrowing base levels to draw up to a total of $6.8 million in short-term cash advances and had $1.9 million available for letters of credit in addition to those outstanding as of September 30, 2010. As of September 30, 2010 and December 31, 2009 we had no outstanding advances and had $3.8 million and $1.1 million, respectively in outstanding letters of credit under the Credit Agreement which are guaranteed by Amyris, Inc. and payable on demand. The Credit Agreement is collateralized by a first priority security interest in certain of our present and future assets.

Auction Rate Securities. Our investment portfolio included ARS, which were issued principally by student loan entities and rated AAA by a major credit rating agency. In February 2008, auctions failed for $12.95 million in par value of ARS that we held because sell orders exceeded buy orders. During the year ended December 31, 2009, a total of $250,000 of the ARS held by us were called at par by the issuer. As of September 30, 2010 and December 31, 2009, we owned zero and $12.7 million par value of these securities, respectively. We received the $12.7 million par value upon liquidation of our ARS holdings during the second and third quarter of 2010.

In October 2008, UBS AG, or UBS, offered to repurchase all of the ARS that we purchased from them. We formally accepted the settlement offer and entered into a repurchase agreement with UBS in November 2008. By accepting the agreement, we received the right (“Put Option”) to sell our ARS at par value to UBS between June 30, 2010, and July 2, 2012. The Put Option was exercised on June 30, 2010 to sell the remaining auction rate securities at par value and was settled in the three months ended September 30, 2010 (see Note 3 to our Condensed Consolidated Financial Statements).

Cash Flows during the Nine Months Ended September 30, 2010 and 2009

Cash Flows from Operating Activities

Net cash used in operating activities of $42.8 million in the nine months ended September 30, 2010 reflected a net loss of $57.1 million partially offset by non-cash charges of $10.2 million and a $4.1 million net change in our operating assets and liabilities. Non-cash charges primarily included $6.9 million of stock-based compensation and $5.3 million of depreciation and amortization.

Net cash used in operating activities of $38.3 million in the nine months ended September 30, 2009 reflected a net loss of $44.6 million and a $0.2 million net change in our operating assets and liabilities partially offset by non-cash charges of $6.5 million. Non-cash charges primarily included $4.3 million of depreciation and amortization and $2.3 million of stock-based compensation.

Cash Flows from Investing Activities

For the nine months ended September 30, 2010 cash used in investing activities was $126.9 million as a result of $116.5 million in net investment purchases and $10.4 million of capital expenditures and deposits on property and equipment. This compares to cash used in investing activities of $13.0 million in the nine months ended September 30, 2009 primarily as the result of $6.9 million in net investment purchases and $5.9 million of capital expenditures.

Cash Flows from Financing Activities

In the nine months ended September 30, 2010 cash provided by financing activities was $256.9 million, primarily the result of the net receipt of $132.9 million from our sale of Series D convertible preferred stock, the receipt of the net proceeds of $75.4 million from the initial public offering of our common stock, the net receipt of $47.8 million from our sale of Series C-1 convertible preferred stock, the net receipt of $3.7 million from our sale of Series C convertible preferred stock, the receipt of $7.1 million from investors in Amyris Brasil and $1.4 million in proceeds from equipment financing. These cash receipts were offset in part by principal payments on debt of $9.3 million and principal payments on capital leases of $2.1 million.

In the nine months ended September 30, 2009 cash provided by financing activities was $52.8 million, primarily the result of proceeds from sales of Series C convertible preferred stock of $41.7 million, proceeds from debt of $8.6 million from an advance on student loan auction rate securities, $4.3 million from proceeds from equipment financing and $1.8 million proceeds from sales of Series B-1 convertible preferred stock, offset in part by the $2.3 million purchase of a noncontrolling interest in Amyris Brasil.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined under SEC rules, such as relationships with unconsolidated entities or financial partnerships, which are often referred to as structured finance or special purpose entities, established for the purpose of facilitating financing transactions that are not required to be reflected on our consolidated balance sheets.

Contractual Obligations

The following is a summary of our contractual obligations as of September 30, 2010 (in thousands):

	Total	2010	2011	2012	2013	2014 and beyond
Principal payments on long-term debt	$5,352	$270	$1,547	$854	$768	$1,913
Interest Payments on long-term debt	1,523	137	482	322	228	354
Operating leases	41,138	1,089	5,158	5,836	5,437	23,618
Principal payments on capital leases	6,609	664	2,854	2,707	384	—
Interest Payments on capital leases	936	185	541	203	7	—
Terminal Storage Costs	9,022	7,024	1,533	465	—	—
Purchase Obligations	17,739	10,603	6,016	477	324	319

Total	$82,319	$19,972	$18,131	$10,864	$7,148	$26,204

This table does not reflect that portion of the expenses that we expect to incur from 2010 through 2012 in connection with research activities under the DOE Integrated Bio-Refinery grant and the DOE grant to NREL, with respect to which we are a subcontractor, for which we will not be reimbursed. We have the right to be reimbursed for up to $24.3 million of a total of up to $34.9 million of expenses for research activities that we undertake under this grant. We have the right to be reimbursed for up to $3.9 million of a total of $5.4 million of expenses for research activities that we undertake under the NREL grant.

Recent Accounting Pronouncements

The information contained in Note 2 to the Condensed Consolidated Financial Statements under the heading recent accounting pronouncements is hereby incorporated by reference into this Part I, Item 2.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

We are exposed to financial market risks, primarily changes in interest rates, currency exchange rates and commodity prices. On a limited basis we use derivative financial instruments primarily to manage commodity price risk.

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio and our outstanding debt obligations. We generally invest our cash in investments with short maturities or with frequent interest reset terms. Accordingly, our interest income fluctuates with short-term market conditions. As of September 30, 2010, our investment portfolio consisted primarily of money market funds, U.S. government agency securities and certificates of deposit, all of which are highly liquid investments. Due to the short-term nature of our investment portfolio, our exposure to interest rate risk is minimal. Additionally, as of September 30, 2010, all of our debt was fixed-rate.

Foreign Currency Risk

Most of our sales contracts are principally denominated in U.S. dollars and, therefore, our revenues are not currently subject to significant foreign currency risk. We do incur certain operating expenses and capital expenditures in currencies other than the U.S. dollar in relation to Amyris Brasil and, therefore, are subject to volatility in cash flows due to fluctuations in foreign currency exchange rates, particularly changes in the Brazilian reais. To date, we have not entered into any hedging contracts since exchange rate fluctuations have had minimal impact on our results of operations and cash flows.

Commodity Price Risk

Our exposure to market risk for changes in commodity prices currently relates primarily to our purchases of ethanol and reformulated ethanol-blended gasoline. When possible, we manage our exposure to this risk primarily through the use of supplier pricing agreements. We also, at times, use standard derivative commodity instruments to hedge the price volatility of ethanol and reformulated ethanol-blended gasoline, principally through futures contracts. The changes in fair value of these contracts are recorded on the balance sheet and recognized immediately in cost of product sales. We recognized a loss $0.4 million as the change in fair value for the nine months ended September 30, 2010 (see Note 3 to our Condensed Consolidated Financial Statements).

Item 4.	Controls and Procedures

(a) Disclosure Controls and Procedures

The SEC defines the term “disclosure controls and procedures” to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. “Disclosure controls and procedures” include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our Chief Executive Officer and our Chief Financial Officer have concluded, based on an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act) by our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, that our disclosure controls and procedures were effective at the reasonable assurance level as of the end of the period covered by this report.

Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

(b) Changes in Internal Control

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the period covered by this Quarterly Report on Form 10-Q that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1.	Legal Proceedings

We may be involved, from time to time, in legal proceedings and claims arising in the ordinary course of our business. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. We accrue amounts, to the extent they can be reasonably estimated, that we believe are adequate to address any liabilities related to legal proceedings and other loss contingencies that we believe will result in a probable loss.

Item 1A.	Risk Factors

Investing in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below, together with all of the other information set forth in this Quarterly Report on Form 10-Q and in our final prospectus dated September 27, 2010 as filed with the Securities and Exchange Commission on September 28, 2010, which could materially affect our business, financial condition or future results. If any of the following risks actually occurs, our business, financial condition, results of operations and future prospects could be materially and adversely harmed. The trading price of our common stock could decline due to any of these risks, and, as a result, you may lose all or part of your investment.

Risks Related to Our Business

We have a limited operating history and have not generated revenues from the sale of any of our renewable products, and our business may fail if we are not able to successfully commercialize these products.

We are an early stage company with a limited operating history, and we have not yet commercialized any of our renewable products. To date, our revenues have consisted of sales of ethanol and reformulated ethanol-blended gasoline produced by third parties, funding from third party collaborative research services and government grants. We are subject to the substantial risk of failure facing businesses seeking to develop products based on a new technology. Certain factors that could, alone or in combination, prevent us from successfully commercializing our renewable products include:

•	technical challenges with our production processes or with development of new products that we are not able to overcome;

•	our ability to achieve commercial scale production of our specialty chemical and fuel products on a cost effective basis;

•	our ability to secure access to low-cost feedstock;

•	our ability to establish and maintain successful relationships for the production of our products with the owners of sugar and ethanol mills;

•	our ability to secure and maintain all necessary regulatory approvals for the production, distribution and sale of our products and to comply with applicable laws and regulations;

•	our ability to develop customer relationships and build a cost-effective distribution network for our products;

•

actions of direct and indirect competitors that may seek to enter the renewable products markets in competition with us or that may seek to impose barriers to one or more aspects of the renewable products businesses that we intend to pursue; and

•

public concerns about the ethical, legal, environmental and social ramifications of genetically engineered products and processes, use of land and renewable carbon sources for the production of renewable products and diversion of resources from food production.

We have incurred losses to date, anticipate continuing to incur losses in the future and may never achieve or sustain profitability.

As of September 30, 2010, we had an accumulated deficit of $176.7 million. We expect to incur additional costs and expenses related to the continued development and expansion of our business, including our research and development operations, continued

operation of our pilot plants and demonstration facility and engineering and design work. Further, we expect to incur costs related to the facility that we are developing with Usina São Martinho and adoption of our technology at other sugar and ethanol mills. There can be no assurance that we will ever achieve or sustain profitability on a quarterly or annual basis.

If we are unable to decrease our production costs, we may not be able to produce our products at competitive prices and our ability to grow our business will be limited.

We have developed the ability to create yeast strains that are capable of converting feedstocks into desired target molecules that form the basis of our products. The successful development of our business depends on our ability to increase the efficiency with which we produce these target molecules from feedstock. Our production costs are primarily driven by our ability to increase the yield from our yeast strains and other production factors.

Yield refers to the amount of the desired molecule that can be produced from a fixed amount of feedstock. We believe that we will be able to enter certain specialty chemical markets with farnesene if we can attain at commercial production scale the yields and other production process efficiencies that we have achieved to date. While we believe that we will be able to attain this level of production process efficiencies in commercial production, we cannot assure you that we will do so on the timeline we have planned or at all. If we cannot, it is likely that we will not be able to commercialize farnesene in a timely manner, and in that event, our business would be materially and adversely affected.

In order to successfully enter transportation fuels and certain other specialty chemical markets, our yeast strains must produce those products at substantially higher yields than we have achieved to date. We have produced and screened over one million yeast strains to reach our current farnesene yield levels and anticipate having to produce and screen hundreds of thousands of additional strains as we seek to achieve the requisite yield levels to enter these larger markets. We may never achieve the yields needed for us to profitably enter these markets. Further, yield improvement is generally not achieved on a linear basis over time, which makes it difficult for us to predict with a high level of specificity when, if ever, new yield levels will be attained. If we are delayed, or are not successful, in improving the yield of farnesene with our yeast strains, our ability to enter a number of the markets that we are currently targeting will similarly be delayed or precluded and our ability to grow our business will be impaired.

Additional factors that impact our production cost include productivity, separation efficiency and chemical process efficiency. Productivity represents the rate at which our product is produced by a given yeast strain. Separation efficiency refers to the amount of desired product produced in the fermentation process that we are able to extract and the time that it takes to do so. Chemical process efficiency refers to the cost and yield for the chemical finishing steps that convert our target molecule into a desired product. Our ability to lower our production costs to enter and successfully compete in our target markets over time is contingent on efficiency gains of yield and these additional factors.

Our ability to commence commercial sales of our products in 2011 is subject to many risks, any of which could delay our sales and adversely impact our customer relationships, business and results of operations.

We are seeking to commence commercial sales of our initial products for specialty chemical applications in 2011. Our sales and marketing efforts are focused on a small number of target customers and we will need to convince them that our products are comparable to or better than the specialty chemicals they currently use that we seek to replace. In addition, these customers will need to complete product qualification procedures, which may not be achieved in a timely manner or at all.

In June 2010, we entered into an agreement with an entity that will provide us with capacity, at its manufacturing facilities in Brazil, and in November 2010, we entered into a similar agreement with a second entity located in the U.S. These manufacturing arrangements will support a portion of our 2011 product commercialization goals, but we expect to need additional contract manufacturing capacity for 2011. In order for production to commence under our existing manufacturing arrangement, and perhaps under future contract manufacturing arrangements, we may have to provide equipment needed for the production of our products and we cannot be assured that such equipment can be ordered, or installed, on a timely basis or at all. In addition, we will need to transfer our yeast strains and production processes to these facilities, which may pose technical or operational challenges that delay production or increase our costs. The failure of these facilities to produce our initial products on a timely basis or at all, or with adequate quality or in volumes sufficient to meet our customer demand, could harm our relationships with our customers. Further, additional manufacturing capacity may not be available to us at prices or on terms acceptable to us, or at all. Additionally, we have not tested our yeast strains in a commercial process at commercial scale production levels. Our production costs will also depend on our ability to make progress in improving the yield, productivity, separation efficiency and chemical process efficiency of our production process before we commence 2011 production. If we are unable to make the necessary progress, we may nonetheless decide to commence sales of our products at a loss in order to establish demand for our products and develop customer relationships, which could adversely affect our results of operations.

We recently entered into several agreements and a term sheet for the development, initial commercialization and sale of our products that contain important technical, development and commercial milestones. If we do not meet those milestones our future revenue and financial results will be harmed.

We have recently entered into several agreements regarding arrangements for the further development of our products and, in some cases, for ultimate sale to the customer under the agreement. None of these agreements affirmatively obligates the other party to purchase specific quantities of any products at this time, and these agreements contain important conditions that must be satisfied before any such purchases may be made. These conditions include technical specifications that must be achieved to the satisfaction of our customers, which we cannot be certain we will be able to achieve. Some agreements provide that we will not seek to initiate sales until we achieve advances in yield and other production efficiencies to lower the cost of producing our products. In addition, these agreements contain exclusivity and other terms that may limit our ability to commercialize our products and technology in ways that we do not currently envision. If we do not achieve these contractual milestones, our revenues and financial results will be harmed.

We have also entered into a collaboration agreement for the development of future to be determined chemical and/or fuel products and for the eventual production and commercialization of these products. We cannot be certain that any products will be successfully developed under this collaboration or, even if developed, that they will be successfully produced or commercialized. If we are not able to negotiate and enter into a definitive agreement based on our term sheet for new product development, our future revenue and financial results may be harmed.

We have limited experience in structuring arrangements with customers for the purchase of our renewable products, and we may not be successful in this essential aspect of our business.

Because we have not yet completed development of our products, we have limited experience operating in our customers’ industries and interacting with the customers that we intend to target. Developing that expertise may take longer than we expect and will require that we expand and improve our sales and marketing infrastructure. These activities could delay our ability to capitalize on the opportunities that our technology and products present, and may prevent us from achieving commercialization of our initial products in 2011. The companies with which we expect to have customer arrangements are generally much larger than we are and have substantially longer operating histories and more experience in target industries than we have. As a result, we may not be effective in negotiating or managing the terms of our relationships with these companies, which could adversely affect our future results of operations.

We have no experience producing our products at the commercial scale needed for the development of our business, and we will not succeed if we cannot effectively scale our technology and processes.

In addition to developing our yeast strains further to lower our production costs, we must demonstrate the ability to utilize our yeast strains to produce desired products at the commercial scale and on an economically viable basis. Such production will require that our technology and processes be scalable from laboratory, pilot and demonstration projects to commercial-scale production. Our technology may not perform as expected when applied at commercial scale, or we may encounter operational challenges for which we are unable to devise a workable solution. For example, contamination in the production process could decrease process efficiency, create delays and increase our costs. We may not be able to scale up our production in a timely manner, if at all, even if we successfully complete product development in our laboratories and pilot and demonstration facilities. If this occurs, our ability to commercialize our technology will be adversely affected, and, with respect to any products that we do bring to market, we may not be able to lower the cost of production, which would adversely affect our ability to increase the future profitability of our business. Similarly, our ability to produce approximately 600 million liters of farnesene from the approximately 12 million tons of sugarcane crush capacity that is covered by our existing agreement and letters of intent is based on our achieving substantially higher yields and other production process efficiencies than we have to date. We may never achieve those yields or other production process efficiencies.

Our relationship with our strategic partner Total may have a substantial impact on our company.

We have entered into a strategic relationship with affiliates of Total S.A. As part of this relationship, an affiliate of Total has made a significant equity investment in our company and has certain board membership rights, as well as certain first negotiation rights in the event of a sale of our company. As a result, Total will have access to a significant amount of information about our company and the ability to influence our management and affairs. Total’s right of first negotiation may adversely affect our ability to complete a change in control transaction that our Board of Directors believes is in the best interests of stockholders other than Total.

We also entered into a license, development, research and collaboration agreement with an affiliate of Total, under which we may develop, produce and commercialize products with Total. The agreement provides for Total to pay up to the first $50.0 million in research costs for selected research and development projects, but we must agree with Total on the product development projects we wish to pursue and we have not yet agreed on any such projects. If we cannot agree on the projects to be pursued, then we would not receive the research and development funding we expect from Total, and this could adversely affect our product development plans. Our ability to successfully pursue product development under this agreement will depend, among other things, on our ability to work cooperatively with Total and to reach agreement with Total on the terms of future joint ventures for the commercialization of our products. We may not be able to do so. In addition, Total has a right of first negotiation with us with respect to exclusive commercialization arrangements that we would propose to enter into with certain third parties, as well as the right to purchase any of our products on terms not less favorable than those offered to or received by us from third parties in any market where Total or its affiliates have a significant market position. These rights might inhibit potential strategic partners or potential customers from entering into negotiations with us about future business opportunities. Further, the agreement is complex and covers a range of future activities, and disputes may arise between us and Total that could delay the programs on which we are working or could prevent the commercialization of products developed under our collaboration agreement. Total also has the right to terminate the collaboration agreement in the event we undergo a sale or change of control to certain entities, which could discourage a potential acquirer from making an offer to acquire us.

If our joint venture production facility with Usina São Martinho in Brazil does not successfully commence operations in the second quarter of 2012, our customer relationships, business and results of operations may be adversely affected.

We have selected Brazil as the optimal geography for the initial commercial production of our products, largely because of the availability of sugarcane as a feedstock and the existing infrastructure for producing, gathering and processing this sugarcane. Our business plan envisions that we will develop our production capacity in Brazil by demonstrating to existing sugar and ethanol producers the economic advantages of producing our products in addition to, or in lieu of, their current products. In order to have control over the development of our first commercial production facility in Brazil, we entered into an agreement with Usina São Martinho, one of the largest sugar and ethanol producers in Brazil, for the joint ownership and development of a production facility at the Usina São Martinho mill.

In order for our production facility at Usina São Martinho to meet our goal of commencing production in the second quarter of 2012, we must successfully complete the designs and other plans needed for the construction of this facility and secure in a timely manner the requisite permits, licenses and other governmental approvals in Brazil for doing so. Issuance of permits is subject to government review and may require, among other conditions, modification of plans or remediation of environmental impacts at the Usina São Martinho site. Construction of the facility must also be completed on a timely basis and within the budget. Once the facility is operational, it must perform as we have designed it. If we encounter significant delays, cost overruns, engineering problems, equipment supply constraints or other serious challenges in bringing this facility online, we may be unable to produce our initial renewable products in the time frame we have planned, or we may continue to use contract manufacturing sources, which would reduce our expected gross margins. Further, if our efforts to complete, and commence production at, this facility are not successful, other mill owners in Brazil may decide not to work with us to develop additional production facilities, demand more favorable terms or delay their commitment to invest capital in our production.

Our joint venture with Usina São Martinho contemplates that we will make significant capital expenditures and subjects us to certain legal and financial terms that could adversely affect us.

The terms of our joint venture with Usina São Martinho are complex and are set forth in agreements that include several schedules that the parties anticipate will be converted into definitive agreements. If we and Usina São Martinho are unable to complete the agreements contemplated by these schedules, our ability to commence operations under the joint venture will be delayed and may never occur. Further, if we and Usina São Martinho disagree over the interpretation of the joint venture documents, the future success of the joint venture may be impaired and any amount that we have invested in it may be at risk.

The construction of the facility at Usina São Martinho will be the first project of this nature which we will design and manage. We expect the construction costs of the new facility to total between $80 million to $100 million. Under the terms of our joint venture agreements, construction of the production facility will take place in two phases. Phase I is designed to construct a facility capable of producing farnesene from up to one million tons of crushed sugarcane and Phase II will add capacity of up to a second million tons. Within one year of the commencement of Phase I commercial operations, Usina São Martinho will be required to reimburse us for half of the cost of Phase I, up to a cap of 30.9 million reais ($18.1 million based on the exchange rate at September 30, 2010).

Thereafter, Usina São Martinho will co-fund the construction of Phase II and, as necessary, make a final payment at completion such that their total contribution will be 61.8 million reais ($36.3 million based on the exchange rate at September 30, 2010) or, if lower, an amount equal to one-half of the aggregate cost of construction of both phases.

The difference in the amounts and timing of our capital contributions relative to Usina São Martinho’s could leave us vulnerable in the event we encounter challenges in building the facility or bringing it online, delays in achieving commercial viability with our farnesene production process, disputes with Usina São Martinho or other unanticipated events that may occur prior to the time Usina São Martinho makes its capital contribution. In addition, because Usina São Martinho’s contribution is capped, we will bear the responsibility for construction costs in excess of those anticipated.

The joint venture is managed by a three member executive committee, to which we appoint two members, including the plant director who is the most senior executive. The executive committee is responsible for managing the construction and operation of the production facility. The joint venture is governed by a four member board of directors, to which we and Usina São Martinho each appointed two members. The board of directors has certain protective rights which include final approval of the engineering designs and project work plan developed and recommended by the executive committee. If our directors and the Usina São Martinho directors fail to reach agreement on approval of the engineering designs or project work plans, construction of the facility could be delayed or terminated. Further, Usina São Martinho has the right to terminate the joint venture under certain circumstances. If the joint venture is terminated, we would be required to buy the joint venture’s assets at fair value and transfer them to another location. In that event, we could incur significant unexpected costs and be required to find alternative locations for our facility, which would substantially delay the commencement of production.

Under the terms of the joint venture agreements, if Amyris Brasil becomes controlled, directly or indirectly, by a competitor of Usina São Martinho, then Usina São Martinho has the right to acquire our interest in the joint venture. If Usina São Martinho becomes controlled, directly or indirectly, by a competitor of ours, then we have the right to sell our interest in the joint venture to Usina São Martinho. In either case, the purchase price shall be determined in accordance with the joint venture agreements, and we would continue to have the obligation to acquire products produced by the joint venture for the remainder of the term of the supply agreement then in effect even though we would no longer be involved in the joint venture’s management.

The joint venture has agreed to purchase, and Usina São Martinho has agreed to provide, feedstock for a price that is based on the average return that Usina São Martinho could receive from the production of its current products, sugar and ethanol. If the cost of these products increases relative to the price at which we can sell the output that we are required to purchase from the joint venture, our return on sales of products produced by the joint venture would be adversely affected. We are required to purchase the output of the joint venture for the first four years at a price that guarantees the return of Usina São Martinho’s investment plus a fixed interest rate. We may not be able to sell the output at a price that allows us to achieve anticipated, or any, level of profitability on the product we acquire under these terms. Similarly, the return that we are required to provide the joint venture for products after the first four years may have an adverse effect on the profitability we achieve from acquiring the mill’s output. Finally, our purchase obligation with the mill requires us to purchase the output regardless of whether we have a customer for such output, and our results of operations and financial condition would be adversely affected if we are unable to sell the output that we are required to purchase.

We consolidate our joint venture with Usina São Martinho in accordance with the guidance for consolidation of variable interest entities, which requires an ongoing assessment of whether we have the power to direct the activities that most significantly impact the joint venture’s economic performance. We may be unable to consolidate this joint venture in the future, if we no longer meet the requirements for consolidation as a variable interest entity.

We plan to enter into arrangements with Brazilian sugar and ethanol producers to produce our products, and if we are not able to complete these arrangements in a timely manner and on terms favorable to us, our business will be adversely affected.

To expand our production in Brazil beyond that of our initial production facility with Usina São Martinho, we intend to enter into agreements with sugar and ethanol producers in Brazil that require them to make a substantial capital or operating contribution to produce our renewable products. In return, we expect to provide them with a share of the higher gross margin we believe we will realize from the sale of these products relative to their existing products. There can be no assurance that a sufficient number of Brazilian sugar and ethanol mill owners will accept the opportunity to partner with us for the production of our products, whether on those terms or at all. Reluctance on the part of mill owners may be caused, for example, by their failure to understand our technology or product opportunities or agree with the greater economic benefits that we believe they can achieve from partnering with us. Mill owners may also be reluctant or unable to obtain needed capital, or they may be limited by existing contractual obligations with other third parties, liability, health and safety concerns, and additional maintenance, training, operating and other ongoing expenses. We have entered into letters of intent with three Brazilian sugar and ethanol producers to produce our products and Usina São Martinho has the option for production at a second mill, but these do not bind either the mill owner or us to enter into and proceed with a formal relationship. There are numerous issues regarding these mill relationships that must be successfully negotiated with each of the mill owners and we may not be successful in completing these negotiations. Even if sugar and ethanol producers are willing to build new facilities and produce our products, they may do so only on economic terms that place more of the cost, or confer less of the economic return, on us than we currently anticipate. If we are not successful in negotiations with sugar and ethanol mill owners, our cost of gaining this production capacity may be higher than we anticipate in terms of up-front costs, capital expenditure or lost future returns, and we may not gain the production base that we need in Brazil to allow us to grow our business.

Building new, bolt-on facilities adjacent to existing sugar and ethanol mills for production of our products requires significant capital, and if mill owners are unwilling to contribute capital, or do not have or have access to this capital, production of our products would be more limited or more expensive than expected and our business would be harmed.

We expect to expand our production capacity using a capital light approach, through which mill owners would invest a substantial portion or all of the capital needed to build our bolt-on production facilities, in exchange for a share of the higher gross margin from the sale of our renewable chemicals and fuels, as compared to their current products. Mill owners may perceive this construction as a costly process requiring substantial capital or operating contribution. Mill owners may not have sufficient capital of their own for this purpose or may not be willing or able to secure financing. As a result, they may choose not to contribute the amount of capital that we anticipate or may need to seek external sources of financing, which may not be available. If the mill owner needs to obtain financing through debt, we may be required to provide a guarantee.

Even if sugar and ethanol producers are attracted to the opportunity, they may not attract the credit that they need or want to do so. In the past, Brazil has experienced very high rates of inflation, and the government’s measures to control inflation have often included maintaining a tight monetary policy with high interest rates, restricting the availability of credit. Limitations in the credit markets that would impede or prevent this kind of financing could adversely affect our ability to develop the production capacity needed to allow us to grow our business.

Our strategy of relying on existing Brazilian sugar and ethanol producers to produce our products will make us substantially dependent on these owners, and they may not perform their obligations under agreements with us or otherwise perform to our standards.

Even if we reach agreements with Brazilian sugar and ethanol producers to produce our products, initially the mill owners will be unfamiliar with our technology and production processes. We cannot be sure that the owners will have or develop the operational expertise needed to run the additional equipment and processes required to produce our products. Further, we may have limited control over the application of our specifications and quality requirements and the amount or timing of resources that any mill owner is able or willing to devote to production of our products. Mill owners may fail to perform their obligations as expected or may breach or terminate key terms of their agreements with us, such as the obligation to provide the agreed-upon amount of sugarcane feedstock for the production of our products. Moreover, disagreements with one or more mill owners could develop, and any conflict with a mill owner could negatively impact our relationship, and reduce our ability to enter into future agreements, with other sugar and ethanol mill owners. Furthermore, the sugar and ethanol mills may be subject to unanticipated disruptions to operations such as unscheduled down times, operational hazards, equipment failures, labor disruptions, land reform movements, political disruptions and natural disasters, thus preventing or delaying the production of our products. If our sugar and ethanol mill partners in Brazil fail to successfully operate the production facilities for our products, or terminate their relationships with us, such operational difficulties could adversely impact the timely and efficient production of our products. As a result, our business, results of operations and financial condition could be harmed.

Our reliance on contract manufacturers to produce our products during construction of our Usina São Martinho joint venture production facility and periodically for additional short-term production capacity exposes us to risks relating to the price and availability of that contract manufacturing and could adversely affect our growth.

We anticipate commencing production of certain of our products in 2011 through the use of contract manufacturers prior to the time that our joint venture facility in Brazil is ready to commence production. Similarly, as we grow and look to bring new facilities on line, it is possible that there will be periods when the demand for our products exceeds our production capacity. We intend to seek to enter into relationships with contract manufacturers for these purposes. We cannot be sure that contract manufacturers with this capacity will be available when we need their services, that they will be willing to dedicate a portion of their production capacity to our products or that we will be able to reach acceptable price and other terms with them for the provision of their production services. If we are unable to secure the services of such third parties when and as needed, we may lose customer opportunities and the growth of our business may be impaired. In addition, we expect that our costs to produce products using contract manufacturers will be higher than the costs to produce our products in sugar and ethanol mills with which we have entered into long term relationships.

The production of our products will require sugar feedstock, and the inability to obtain such feedstock in sufficient quantities or in a timely manner may limit our ability to produce our products.

We anticipate that the production of our products will require large volumes of feedstock, initially Brazilian sugarcane. We cannot predict the future availability of such feedstock or be sure that our mill partners, which we expect to supply the sugarcane necessary to produce our products, will be able to supply it in sufficient quantities or in a timely manner. Crop yields and sugar content depend on weather conditions, such as rainfall and temperature, that vary. Weather conditions have historically caused volatility in the ethanol and sugar industries by causing crop failures or reduced harvests. Excessive rainfall can adversely affect the supply of sugarcane available for the production of our products by reducing the sucrose content and limiting growers’ ability to harvest. Crop disease and pestilence can also occur from time to time and can adversely affect sugarcane growth, potentially rendering useless or unusable all or a substantial portion of affected harvests. The limited amount of time during which sugarcane keeps its sugar content after harvest and the fact that sugarcane is not itself a traded commodity increases these risks and limits our ability to substitute supply in the event of such an occurrence. If Brazilian sugarcane production is adversely affected by these or other conditions, our ability to produce our products will be impaired, and our business will be adversely affected.

An increase in the price and profitability of ethanol and sugar relative to our products could adversely affect our arrangements with sugar and ethanol producers.

In order to induce owners of sugar and ethanol facilities to produce our products, we plan to compensate them for the feedstock consumed in the production of our products in an amount equal to the revenue they would have realized had they instead produced their traditional products, plus any incremental costs incurred in the production of our products over their usual production costs. Finally, as we sell our products, we expect to share a portion of the realized gross margin with these mill owners. An increase in the price of ethanol or sugar relative to the price at which we can sell our products could result in the cost of our products increasing without a corresponding increase in the price at which we can sell our products. In this event our results of operations would be adversely affected. If ethanol prices are sufficiently high so that the return from converting a given amount of sugarcane to ethanol exceeds the return from converting that amount of sugarcane into our products, then we will have to compensate the mill owner for that loss or risk the mill owner reverting to the production of ethanol and not produce our products at all.

Many factors could cause this unfavorable price dislocation. If sugar prices increase over a sustained period of time, this may encourage sugar production at the expense of ethanol in mills with flexibility to produce both products, which in turn could cause domestic prices in Brazilian reais for ethanol to increase. In addition, the Brazilian government currently requires the use of anhydrous ethanol as a gasoline additive. Any change in these government policies could affect ethanol demand in a way that discourages mill owners from producing our products.

The price of sugarcane feedstock can be volatile as a result of changes in industry policy and may increase the cost of production of our products.

In Brazil, Conselho dos Produtores de Cana, Açúcar e Álcool (Council of Sugarcane, Sugar and Ethanol Producers), or Consecana, an industry association of producers of sugarcane, sugar and ethanol, sets market terms and prices for general supply, lease and partnership agreements for sugarcane. Changes in such prices and terms could result in higher sugarcane prices and/or a significant decrease in the volume of sugarcane available for the production of our products. If Consecana were to cease to be involved in this process, such prices and terms could become more volatile. Any of these events could adversely affect our business and results of operations.

Most of our planned initial production capacity will be in Brazil, and our business will be adversely affected if we do not operate effectively in that country.

For the foreseeable future, we will be subject to risks associated with the concentration of essential product sourcing and operations in Brazil. In the past, the Brazilian economy was characterized by frequent and occasionally extensive intervention by the Brazilian government and unstable economic cycles. The Brazilian government has changed in the past, and may change in the future, monetary, taxation, credit, tariff and other policies to influence the course of Brazil’s economy. For example, the government’s actions to control inflation have at times involved setting wage and price controls, adjusting interest rates, imposing taxes and exchange controls and limiting imports into Brazil. We have no control over, and cannot predict, what policies or actions the Brazilian government may take in the future. For example, the Brazilian government may take actions to support state-controlled entities in our industry that could adversely affect us. Our business, financial performance and prospects may be adversely affected by, among others, the following factors:

•	delays or failures in securing licenses, permits or other governmental approvals necessary to build and operate facilities and use our yeast strains to produce products;

•	rapid consolidation in the sugar and ethanol industries in Brazil, which could result in a decrease in competition;

•	political, economic, diplomatic or social instability in or affecting Brazil;

•	changing interest rates;

•	tax burden and policies;

•	effects of changes in currency exchange rates;

•	exchange controls and restrictions on remittances abroad;

•	inflation;

•	land reform movements;

•	export or import restrictions that limit our ability to move our products out of Brazil or interfere with the import of essential materials into Brazil;

•	changes in or interpretations of foreign regulations that may adversely affect our ability to sell our products or repatriate profits to the U.S.;

•	tariffs, trade protection measures and other regulatory requirements;

•	successful compliance with U.S. and foreign laws that regulate the conduct of business abroad;

•	an inability, or reduced ability, to protect our intellectual property in Brazil including any effect of compulsory licensing imposed by government action; and

•	difficulties and costs of staffing and managing foreign operations.

Such factors could have a material adverse impact on our results of operations and financial condition.

We cannot predict whether the current or future Brazilian government will implement changes to existing policies on taxation, exchange controls, monetary strategy and social security, among others. We cannot estimate the impact of any such changes on the Brazilian economy or our operations.

We may face risks relating to the use of our genetically modified yeast strains and if we are not able to secure regulatory approval for the use of our yeast strains or if we face public objection to our use of them, our business could be adversely affected.

The use of genetically modified microorganisms, or GMMs, such as our yeast strains, is subject to laws and regulations in many countries, some of which are new and some of which are still evolving. Public attitudes about the safety and environmental hazards of, and ethical concerns over, genetic research and GMMs could influence public acceptance of our technology and products. In the U.S., the Environmental Protection Agency, or EPA, regulates the commercial use of GMMs as well as potential products from the GMMs. While the strain of genetically modified yeast that we currently use for the development and anticipate using for the commercial production of our target molecules, S. cerevisiae, is eligible for exemption from EPA review because it is recognized as posing a low risk, we must satisfy certain criteria to achieve this exemption, including but not limited to use of compliant containment structures and safety procedures, and we cannot be sure that we will meet such criteria in a timely manner, or at all. If exemption of S. cerevisiae is not obtained, our business may be substantially harmed.

In addition to S. cerevisiae, we may seek to use different GMMs in the future that will require EPA approval. If approval of different GMMs is not secured, our ability to grow our business could be adversely affected.

In Brazil, GMMs are regulated by the National Biosafety Technical Commission, or CTNBio. We have obtained approval from CTNBio to use GMMs in a contained environment in our Campinas facilities for research and development purposes. In addition, we have obtained initial commercial approval from CTNBio for one of our current yeast strains. As we continue to develop new yeast strains, we will be required to obtain further approvals from CTNBio in order to use these strains in commercial production in Brazil. We may not be able to obtain approvals from relevant Brazilian authorities on a timely basis, or at all, and if we do not, our ability to produce our products in Brazil would be impaired, which would adversely affect our results of operations and financial condition.

We expect to encounter GMM regulations in most if not all of the countries in which we may seek to establish production capabilities, and the scope and nature of these regulations will likely be different from country to country. If we cannot meet the applicable requirements in other countries in which we intend to produce products using our yeast strains, or if it takes longer than anticipated to obtain such approvals, our business could be adversely affected.

We may not be able to obtain regulatory approval for the sale of our renewable products.

Our renewable chemical products may be subject to government regulation in our target markets. In the U.S., the EPA administers the Toxic Substances Control Act, or TSCA, which regulates the commercial registration, distribution, and use of chemicals. Before an entity can manufacture or distribute significant volumes of a chemical, it needs to determine whether that chemical is listed in the TSCA inventory. If the substance is listed, then manufacture or distribution can commence immediately. If not, then a pre-manufacture notice must be filed with the EPA for a review period of up to 180 days including extensions. Some of the products we produce or plan to produce, such as farnesene and squalane, are already in the TSCA inventory. Others, such as our lubricants, diesel and jet fuel, are not yet listed. We may not be able to expediently receive approval from the EPA to list the molecules we would like to make on the TSCA registry, resulting in delays or significant increases in testing requirements. A similar program exists in the European Union, called REACH (Registration, Evaluation, Authorization, and Restriction of Chemical Substances). We similarly need to register our products with the European Commission, and this process could cause delays or significant costs. To the extent that other geographies, such as Brazil, may rely on TSCA or REACH for chemical registration in their geographies, delays with the U.S. or European authorities may subsequently delay entry into these markets as well.

Our diesel fuel is subject to regulation by various government agencies, including the EPA and the California Air Resources Board in the U.S. and Agencia Nacional do Petroleo, or ANP, in Brazil. To date, we have obtained registration with the EPA for the use of our diesel in the U.S. at a 35% blend rate with petroleum diesel. We are currently working to secure ANP approval for use of our diesel in Brazil at a 10% blend rate. We are currently in process of registration of our fuel with the California Air Resources Board and the European Commission. Registration with each of these bodies is required for the sale and use of our fuels within their respective jurisdictions.

We expect to encounter regulations in most if not all of the countries in which we may seek to sell our renewable chemical and fuel products, and we cannot assure you that we will be able to obtain necessary approvals in a timely manner or at all. If our chemical and fuel products do not meet applicable regulatory requirements in a particular country or at all, then we may not be able to commercialize our products and our business will be adversely affected.

We cannot assure you that our products will be approved or accepted by customers in specialty chemical markets.

The markets we intend to enter first are those for specialty chemical products used by large consumer products or specialty chemical companies. In entering these markets, we intend to sell our products as alternatives to chemicals currently in use, and in some cases the chemicals that we seek to replace have been used for many years. The potential customers for our molecules generally have well developed manufacturing processes and arrangements with suppliers of the chemical components of their products and may have a resistance to changing these processes and components. These potential customers frequently impose lengthy and complex product qualification procedures on their suppliers, influenced by consumer preference, manufacturing considerations such as process changes and capital and other costs associated with transitioning to alternative components, supplier operating history, regulatory issues, product liability and other factors, many of which are unknown to, or not well understood by, us. Satisfying these processes may take many months or years. If we are unable to convince these potential customers that our products are comparable to the chemicals that they currently use or that the use of our products is otherwise to their benefits, we will not be successful in entering these markets and our business will be adversely affected.

If we are unable to satisfy the significant product certification requirements of equipment manufacturers, we may not be able to successfully enter markets for transportation fuels, and our business would be adversely affected.

In order for our diesel fuel product to be accepted in various countries around the world, diesel engine manufacturers must certify that the use of our fuels in their equipment will not invalidate product warranties and that they otherwise regard our diesel as an acceptable fuel. In addition, we must successfully demonstrate to these manufacturers that our fuel does do not degrade the performance or reduce the lifecycle of their engines or cause them to fail to meet emissions standards. Meeting these suitability standards can be a time consuming and expensive process, and we may invest substantial time and resources into such qualification efforts without ultimately securing approval. To date, our diesel fuel products have achieved limited approvals from certain engine manufacturers, but we cannot be assured that other engine or vehicle manufacturers or fleet operators, will approve usage of our fuels. Although our diesel fuel satisfies existing pipeline operator and fuel distributor requirements, such fuel has not been reviewed nor transported by such operators as of this date. If these operators impose volume limitations on the transport of our fuels, our ability to sell our fuels may be impaired.

Our ability to sell a jet fuel product will be subject to the same types of qualification requirements as our diesel fuel, although we believe the qualification process will take longer and will be more expensive than the process for diesel.

We expect our international operations to expose us to the risk of fluctuation in currency exchange rates and rates of foreign inflation, which could adversely affect our results of operations.

We currently incur some costs and expenses in Brazilian reais and may in the future incur additional expenses in foreign currencies and derive a portion of our revenues in the local currencies of customers throughout the world. As a result, our revenues and results of operations are subject to foreign exchange fluctuations, which we may not be able to manage successfully. During the past few decades, the Brazilian currency in particular faced frequent and substantial exchange rate fluctuations in relation to the U.S. dollar and other foreign currencies. In 2009, due in part to the recovery of the Brazilian economy at a faster rate than the global economy, the real appreciated 25% against the U.S. dollar. In the first nine months of 2010, the real appreciated 3% against the U.S. dollar. There can be no assurance that the real will not significantly appreciate or depreciate against the U.S. dollar in the future.

We bear the risk that the rate of inflation in the foreign countries where we incur costs and expenses or the decline in value of the U.S. dollar compared to those foreign currencies will increase our costs as expressed in U.S. dollars. Future measures by the Central Bank of Brazil to control inflation, including interest rate adjustments, intervention in the foreign exchange market and changes to the fixed the value of the real, may trigger increases in inflation. Whether in Brazil or otherwise, we may not be able to adjust the prices of our products to offset the effects of inflation on our cost structure, which could increase our costs and reduce our net operating margins. If we do not successfully manage these risks through hedging or other mechanisms, our revenues and results of operations could be adversely affected.

We expect to face competition for our specialty chemical and transportation fuels products from providers of petroleum-based products and from other companies seeking to provide alternatives to these products, and if we cannot compete effectively against these companies or products we may not be successful in bringing our products to market or further growing our business after we do so.

We expect that our renewable products will compete with both the traditional, largely petroleum-based specialty chemical and fuels products that are currently being used in our target markets and with the alternatives to these existing products that established enterprises and new companies are seeking to produce. Amyris Fuels competes with other distributors in buying and selling third party ethanol and reformulated ethanol-blended gasoline.

In the specialty chemical markets that we will seek to enter initially, and in other chemical markets that we may seek to enter in the future, we will compete with the established providers of chemicals currently used in these products. Producers of these incumbent products include global oil companies, large international chemical companies and other companies specializing in specific products, such as squalane or essential oils. We may also compete in one or more of these markets with products that are offered as alternatives to the traditional petroleum-based or other traditional products being offered in these markets.

In the transportation fuels market, we expect to compete with independent and integrated oil refiners, advanced biofuels companies and biodiesel companies. These refiners compete with us by selling traditional fuel products and some are also pursuing hydrocarbon fuel production using non-renewable feedstocks, such as natural gas and coal, as well as processes using renewable feedstocks, such as vegetable oil and biomass. We also expect to compete with companies which are developing the capacity to produce diesel and other transportation fuels from renewable resources in other ways. These include advanced biofuels companies using specific enzymes that they have developed to convert cellulosic biomass, which is non-food plant material such as wood chips, corn stalks and sugarcane bagasse, into fermentable sugars. Similar to us, some companies are seeking to use engineered enzymes to convert sugars, in some cases from cellulosic biomass and in others from natural sugar sources, into renewable diesel and other fuels. Biodiesel companies convert vegetable oils and animal oils into diesel fuel and some are seeking to produce diesel and other transportation fuels using thermochemical methods to convert biomass into renewable fuels.

We believe the primary competitive factors in both the chemicals and fuels markets are:

•	product price;

•	product performance and other measures of quality;

•	infrastructure compatibility of products;

•	sustainability; and

•	dependability of supply.

The oil companies, large chemical companies and well-established agricultural products companies with whom we compete are much larger than we are, have, in many cases, well developed distribution systems and networks for their products, have valuable historical relationships with the potential customers we are seeking to serve and have much more extensive sales and marketing programs in place to promote their products. In order to be successful, we must convince customers that our products are at least as effective as the traditional products they are seeking to replace and must provide our products on a cost-competitive basis with these traditional products and other available alternatives. Some of our competitors may use their influence to impede the development and acceptance of renewable products of the type that we are seeking to produce.

We believe that for our chemical products to succeed in the market, we must demonstrate that our products are comparable alternatives to existing products and to any alternative products that are being developed for the same markets based on some combination of product cost, availability, performance, and consumer preference characteristics. With respect to our diesel and other transportation fuels products, we believe that our product must perform as effectively as petroleum-based fuel, or alternative fuels, and be available on a cost-competitive basis. In addition, with the wide range of renewable fuels products under development, we must be successful in reaching potential customers and convincing them that ours are effective and reliable alternatives.

Amyris Fuels currently competes with regional distributors in its purchase, distribution and sale of third party ethanol and reformulated ethanol-blended gasoline in the southeastern U.S. and competes with other suppliers based on price, convenience and reliability of supply.

A decline in the price of petroleum and petroleum-based products may reduce demand for many of our renewable products and may otherwise adversely affect our business.

We anticipate that most of our renewable products, and in particular our fuels, will be marketed as alternatives to corresponding petroleum-based products. If the price of oil falls, we may be unable to produce products that are cost-effective alternatives to their petroleum-based products. Declining oil prices, or the perception of a future decline in oil prices, may adversely affect the prices we can obtain from our potential customers or prevent potential customers from entering into agreements with us to buy our products. During sustained periods of lower oil prices we may be unable to sell some of our products, which could materially and adversely affect our operating results.

Our pursuit of new product opportunities may not be technically feasible, which would limit our ability to expand our product line and sources of revenues.

Our technology provides us with the capability to genetically engineer microbes to produce potentially thousands of molecules. In order to grow our business over time we will need to, and we intend to, commit substantial resources, alone or with collaboration partners, to the development and analysis of these new molecules and the new pathways, or microbial strains, required to produce them. There is no guarantee that we will be successful in creating microbial strains that are capable of producing each target molecule. For example, some target molecules may be “toxic” to the microbe, which means that the production of the molecule kills the microbe. Other molecules may be biologically producible in small amounts but cannot be produced in quantities adequate for commercial production. In addition, some of our microbes may have longer production cycles that may make production of the target molecules more costly. If we are unable to resolve issues of this nature, we may not be able to expand our product line to introduce new sources of future revenues.

Changes in government regulations, including subsidies and economic incentives, could have a material adverse effect upon our business.

The market for renewable fuels is heavily influenced by foreign, federal, state and local government regulations and policies. Changes to existing or adoption of new domestic or foreign federal, state and local legislative initiatives that impact the production, distribution or sale of renewable fuels may harm our renewable fuels business. For example, in 2007, the U.S. Congress passed an alternative fuels mandate that currently calls for 13 billion gallons of liquid transportation fuels sold in 2010 to come from alternative sources, including renewable fuels, a mandate that grows to 36 billion gallons by 2022. Of this amount, a minimum of 21 billion gallons must be advanced biofuels. In the U.S. and in a number of other countries, these regulations and policies have been modified in the past and may be modified again in the future. Any reduction in mandated requirements for fuel alternatives and additives to gasoline may cause demand for biofuels to decline and deter investment in the research and development of renewable fuels. In addition, the U.S. Congress has passed legislation that extends tax credits to blenders of certain renewable fuel products. However, there is no assurance that this or any other favorable legislation will remain in place. For example, the biodiesel tax credit expired in December 2009, and its extension was not approved until March 2010. Any reduction in, or phasing out or elimination of existing tax credits, subsidies and other incentives in the U.S. and foreign markets for renewable fuels, or any inability of our customers to access such credits, subsidies and incentives, may adversely affect demand for our products and increase the overall cost of commercialization of our renewable fuels, which would adversely affect our renewable fuels business. In addition, market uncertainty regarding future policies may also affect our ability to develop new renewable products or to license our technologies to third parties and to sell products to our end customers. Any inability to address these requirements and any regulatory or policy changes could have a material adverse effect on our business, financial condition and results of operations.

Concerns associated with renewable fuels, including land usage, national security interests and food crop usage, are receiving legislative, industry and public attention. This could result in future legislation, regulation and/or administrative action that could adversely affect our business. Any inability to address these requirements and any regulatory or policy changes could have a material adverse effect on our business or the business of our partners or customers, financial condition and results of operations.

Furthermore, the production of our products will depend on the availability of feedstock, especially sugarcane. Agricultural production and trade flows are subject to government policies and regulations. Governmental policies affecting the agricultural industry, such as taxes, tariffs, duties, subsidies, incentives and import and export restrictions on agricultural commodities and commodity products, can influence the planting of certain crops, the location and size of crop production, whether unprocessed or processed commodity products are traded, the volume and types of imports and exports, and the availability and competitiveness of feedstocks as raw materials. Future government policies may adversely affect the supply of sugarcane, restrict our ability to use sugarcane to produce our products, and negatively impact our future revenues and results of operations.

We may incur significant costs complying with environmental laws and regulations, and failure to comply with these laws and regulations could expose us to significant liabilities.

We use hazardous chemicals and radioactive and biological materials in our business and are subject to a variety of federal, state and local laws and regulations governing the use, generation, manufacture, storage, handling and disposal of these materials both in the U.S. and overseas. Although we have implemented safety procedures for handling and disposing of these materials and waste products in an effort to comply with these laws and regulations, we cannot be sure that our safety measures are compliant or capable of eliminating the risk of accidental injury or contamination from the use, storage, handling or disposal of hazardous materials. In the event of contamination or injury, we could be held liable for any resulting damages, and any liability could exceed our insurance coverage. There can be no assurance that violations of environmental, health and safety laws will not occur in the future as a result of human error, accident, equipment failure or other causes. Compliance with applicable environmental laws and regulations may be expensive, and the failure to comply with past, present, or future laws could result in the imposition of fines, third party property damage, product liability and personal injury claims, investigation and remediation costs, the suspension of production, or a cessation of operations, and our liability may exceed our total assets. Liability under environmental laws can be joint and several and without regard to comparative fault. Environmental laws could become more stringent over time, imposing greater compliance costs and increasing risks and penalties associated with violations, which could impair our research, development or production efforts and harm our business.

Our financial results could vary significantly from quarter to quarter and are difficult to predict.

Our revenues and results of operations could vary significantly from quarter to quarter because of a variety of factors, many of which are outside of our control. As a result, comparing our results of operations on a period-to-period basis may not be meaningful. Factors that could cause our quarterly results of operations to fluctuate include:

•	achievement, or failure to achieve, technology or product development milestones needed to allow us to enter identified markets on a cost effective basis;

•

delays or greater than anticipated expenses associated with the completion of new production facilities, and the time to complete scale-up of production following completion of a new production facility;

•	disruptions in the production process at any facility where we produce our products;

•	the timing, size and mix of sales to customers for our products;

•	increases in price or decreases in availability of our feedstocks;

•	the unavailability of contract manufacturing capacity altogether or at anticipated cost;

•	fluctuations in foreign currency exchange rates;

•	gains or losses associated with our hedging activities, especially in Amyris Fuels;

•	fluctuations in the price of and demand for sugar, ethanol, and petroleum-based and other products for which our products are alternatives;

•	seasonal production and sale of our products;

•	the effects of competitive pricing pressures, including decreases in average selling prices of our products;

•	unanticipated expenses associated with changes in governmental regulations and environmental, health and safety requirements;

•	reductions or changes to existing fuel and chemical regulations and policies;

•	departure of executives or other key management employees;

•	our ability to use our net operating loss carry forwards to offset future taxable income;

•	business interruptions such as earthquakes and other natural disasters;

•	our ability to integrate businesses that we may acquire;

•	risks associated with the international aspects of our business; and

•	changes in general economic, industry and market conditions, both domestically and in our foreign markets.

Due to these factors and others the results of any quarterly or annual period may not meet our expectations or the expectations of our investors and may not be meaningful indications of our future performance.

Disruption of transportation and logistics services or insufficient investment in public infrastructure could adversely affect our business.

We initially intend to manufacture most of our renewable products in Brazil, where existing transportation infrastructure is underdeveloped. Substantial investments required for infrastructure changes and expansions may not be made on a timely basis or at all. Any delay or failure in making the changes to or expansion of infrastructure could harm demand or prices for our renewable products and impose additional costs that would hinder their commercialization.

In Brazil, a substantial portion of commercial transportation is by truck, which is significantly more expensive than the rail transportation available to U.S. and certain other international producers. Our dependence on truck transport may affect our production cost and, consequently, impair our ability to compete with petroleum-sourced products in local and world markets.

We may require additional financing for future growth and may not be able to obtain such financing on favorable terms, if at all.

We will continue to fund our research and development and related activities and to provide working capital to fund production, storage, distribution and other aspects of our business. In addition, we plan to make significant capital expenditures in connection with our contract manufacturing arrangements and our joint venture with Usina São Martinho and other potential mill arrangements. While we plan to enter into relationships with sugar and ethanol producers for them to provide some portion or all of the capital needed to build the new, adjacent bolt-on production facility, we may determine that it is more advantageous for us to provide some portion or all of the financing that we currently expect to be provided by these owners.

If our capital resources are insufficient to meet our capital requirements, we will have to raise additional funds. If future financings involve the issuance of equity securities, our existing stockholders would suffer dilution. If we are able to raise additional debt financing, we may be subject to restrictive covenants that limit our ability to conduct our business. We may not be able to raise sufficient additional funds on terms that are favorable to us, if at all. If we fail to raise sufficient funds and continue to incur losses, our ability to fund our operations, take advantage of strategic opportunities, develop and commercialize products or technologies, or otherwise respond to competitive pressures could be significantly limited. If this happens, we may be forced to delay or terminate research and development programs or the commercialization of products resulting from our technologies, curtail or cease operations or obtain funds through collaborative and licensing arrangements that may require us to relinquish commercial rights, or grant licenses on terms that are not favorable to us. If adequate funds are not available, we will not be able to successfully execute our business plan or continue our business.

Our fuels marketing and distribution business depends, and will depend for the foreseeable future, on purchasing and reselling ethanol produced by third parties and reformulated ethanol-blended gasoline, which may not be available to us on favorable terms or at all and which we may be unable to resell.

Amyris Fuels currently purchases and sells ethanol and reformulated ethanol-blended gasoline under short-term agreements and in spot transactions. In the future, we plan to continue the purchase and sale of ethanol and reformulated ethanol-blended gasoline and to hedge the price volatility of ethanol and gasoline using futures contracts. We cannot predict future market prices or other terms of any supply contracts that Amyris Fuels may enter into. We cannot assure you that Amyris Fuels will be able to purchase ethanol and reformulated ethanol-blended gasoline at favorable prices, allowing our ethanol and reformulated ethanol-blended gasoline marketing activities to be profitable. In addition, there can be no guarantee that futures contracts to hedge the risks from the purchase and sale of ethanol and gasoline will effectively mitigate risk as intended, that such hedging instruments will always be available, or that counterparties to such hedging contracts will honor their obligations. As a result of these pricing and hedging uncertainties, Amyris Fuels may incur operating losses, harming our results of operations and financial condition. If Amyris Fuels is unable to conduct sales of ethanol and reformulated ethanol-blended gasoline on favorable volume, price and other terms, our results of operations and financial condition will be harmed.

The success of our fuels marketing and distribution business depends on our ability to expand our access to financial and infrastructure assets.

In June 2008, we began to distribute ethanol produced by third parties in the U.S. through our wholly-owned subsidiary, Amyris Fuels. In July 2010, Amyris Fuels also began to distribute reformulated ethanol-blended gasoline. Amyris Fuels currently has secured access to certain terminal and other storage capacity for ethanol and gasoline, and it engages providers of transportation and transloading services for the movement of ethanol and gasoline. If Amyris Fuels is unable to access sufficient terminal and other storage capacity and/or to obtain transportation and transloading services on favorable terms, its business will be substantially harmed, which will reduce our future revenues and adversely affect our results of operations and financial condition.

Growth may place significant demands on our management and our infrastructure.

We have experienced, and may continue to experience, expansion of our business as we continue to make efforts to develop and bring our products to market. We have grown from 18 employees at the end of 2005 to 221 employees at the end of 2009 and 302 at September 30, 2010. We work simultaneously on multiple projects to develop, produce and commercialize several types of renewable chemicals and fuels. Our growth and diversified operations have placed, and may continue to place, significant demands on our management and our operational and financial infrastructure. In particular, continued growth could strain our ability to:

•	develop and improve our operational, financial and management controls;

•	enhance our reporting systems and procedures;

•	recruit, train and retain highly skilled personnel;

•	develop and maintain our relationships with existing and potential business partners;

•	maintain our quality standards; and

•	maintain customer satisfaction.

Managing our growth will require significant expenditures and allocation of valuable management resources. If we fail to achieve the necessary level of efficiency in our organization as it grows, our business, results of operations and financial condition would be harmed.

If we fail to maintain an effective system of internal controls, we might not be able to report our financial results accurately or prevent fraud; in that case, our stockholders could lose confidence in our financial reporting, which would harm our business and could negatively impact the price of our stock.

Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. In addition, Section 404 of the Sarbanes-Oxley Act of 2002 will require us and our independent registered public accounting firm to evaluate and report on our internal control over financial reporting beginning with our Annual Report on Form 10-K for the year ending December 31, 2011. The process of implementing our internal controls and complying with Section 404 will be expensive and time consuming, and will require significant attention of management. We cannot be certain that these measures will ensure that we implement and maintain adequate controls over our financial processes and reporting in the future. Even if we conclude, and our independent registered public accounting firm concurs, that our internal control over financial reporting provides reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, because of its inherent limitations, internal control over financial reporting may not prevent or detect fraud or misstatements. Failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our results of operations or cause us to fail to meet our reporting obligations. If we or our independent registered public accounting firm discover a material weakness, the disclosure of that fact, even if quickly remedied, could reduce the market’s confidence in our financial statements and harm our stock price. In addition, a delay in compliance with Section 404 could subject us to a variety of administrative sanctions, including Securities and Exchange Commission, or SEC, action, ineligibility for short form resale registration, the suspension or delisting of our common stock from the stock exchange on which it is listed and the inability of registered broker-dealers to make a market in our common stock, which would further reduce our stock price and could harm our business.

Our proprietary rights may not adequately protect our technologies and product candidates.

Our commercial success will depend substantially on our ability to obtain patents and maintain adequate legal protection for our technologies and product candidates in the U.S. and other countries. To date, we have 31 issued U.S. and foreign patents and 202 pending U.S. and foreign patent applications that are owned by or licensed to us. We will be able to protect our proprietary rights from unauthorized use by third parties only to the extent that our proprietary technologies and future products are covered by valid and enforceable patents or are effectively maintained as trade secrets.

We apply for patents covering both our technologies and product candidates, as we deem appropriate. However, we may fail to apply for patents on important technologies or product candidates in a timely fashion, or at all. Our existing and future patents may not be sufficiently broad to prevent others from practicing our technologies or from developing competing products or technologies. In addition, the patent positions of companies like ours are highly uncertain and involve complex legal and factual questions for which important legal principles remain unresolved. No consistent policy regarding the breadth of patent claims has emerged to date in the U.S. and the landscape is expected to become even more uncertain in view of recent rule changes by the Patent and Trademark Office, or USPTO, the introduction of patent reform legislation in Congress and recent decisions in patent law cases by the U.S. Supreme Court. In addition, certain key U.S. patents were obtained using a procedure for accelerated examination recently implemented by the USPTO which requires special activities and disclosures that may create additional risks related to the validity or enforceability of the U.S. patents so obtained. The patent situation outside of the U.S. is even less predictable. As a result, the validity and enforceability of patents cannot be predicted with certainty. Moreover, we cannot be certain whether:

•	we or our licensors were the first to make the inventions covered by each of our issued patents and pending patent applications;

•	we or our licensors were the first to file patent applications for these inventions;

•	others will independently develop similar or alternative technologies or duplicate any of our technologies;

•	any of our or our licensors’ patents will be valid or enforceable;

•	any patents issued to us or our licensors will provide us with any competitive advantages, or will be challenged by third parties;

•	we will develop additional proprietary products or technologies that are patentable; or

•	the patents of others will have an adverse effect on our business.

We do not know whether any of our patent applications or those patent applications that we license will result in the issuance of any patents. Even if patents are issued, they may not be sufficient to protect our technology or product candidates. The patents we own or license and those that may be issued in the future may be challenged, invalidated, rendered unenforceable, or circumvented, and the rights granted under any issued patents may not provide us with proprietary protection or competitive advantages. In particular, U.S. patents we obtained using the USPTO accelerated examination program may introduce additional risks to the validity or enforceability of some or all of these specially-obtained U.S. patents if validity or enforceability are challenged. Moreover, third parties could practice our inventions in territories where we do not have patent protection or in territories where they could obtain a compulsory license to our technology where patented. Such third parties may then try to import products made using our inventions into the U.S. or other territories. Additional uncertainty may result from potential passage of patent reform legislation by the U.S. Congress, legal precedent by the U.S. Federal Circuit and Supreme Court as they determine legal issues concerning the scope and construction of patent claims and inconsistent interpretation of patent laws by the lower courts. Accordingly, we cannot ensure that any of our pending patent applications will result in issued patents, or even if issued, predict the breadth, validity and enforceability of the claims upheld in our and other companies’ patents.

Unauthorized parties may attempt to copy or otherwise obtain and use our products or technology. Monitoring unauthorized use of our intellectual property is difficult, and we cannot be certain that the steps we have taken will prevent unauthorized use of our technology, particularly in certain foreign countries where the local laws may not protect our proprietary rights as fully as in the U.S. or may provide, today or in the future, for compulsory licenses. If competitors are able to use our technology, our ability to compete effectively could be harmed. Moreover, others may independently develop and obtain patents for technologies that are similar to, or superior to, our technologies. If that happens, we may need to license these technologies, and we may not be able to obtain licenses on reasonable terms, if at all, which could cause harm to our business.

We rely in part on trade secrets to protect our technology, and our failure to obtain or maintain trade secret protection could adversely affect our competitive business position.

We rely on trade secrets to protect some of our technology, particularly where we do not believe patent protection is appropriate or obtainable. However, trade secrets are difficult to maintain and protect. Our strategy for scale-up of production would require us to share confidential information with our Brazilian business partners and other parties. Our product development collaborations with third parties, including with Total Gas & Power USA Biotech, Inc., require us to share confidential information, including with employees of Total who may be seconded to Amyris during the term of the collaboration. While we use reasonable efforts to protect our trade secrets, our or our business partners’ employees, consultants, contractors or scientific and other advisors may unintentionally or willfully disclose our proprietary information to competitors. Enforcement of claims that a third party has illegally obtained and is using trade secrets is expensive, time consuming and uncertain. In addition, foreign courts are sometimes less willing than U.S. courts to protect trade secrets. If our competitors independently develop equivalent knowledge, methods and know-how, we would not be able to assert our trade secrets against them. We require new employees and consultants to execute confidentiality agreements upon the commencement of an employment or consulting arrangement with us. These agreements generally require that all confidential information developed by the individual or made known to the individual by us during the course of the individual’s relationship with us be kept confidential and not disclosed to third parties. These agreements also generally provide that inventions conceived by the individual in the course of rendering services to us shall be our exclusive property. Nevertheless, our proprietary information may be disclosed, or these agreements may be unenforceable or difficult to enforce. Additionally, trade secret law in Brazil differs from that in the U.S. which requires us to take a different approach to protecting our trade secrets in Brazil. We may employ approaches to trade secret protection that are novel and untested under Brazilian law and we cannot guarantee that we would prevail if our trade secrets are contested in Brazil. If any of the above risks materializes our failure to obtain or maintain trade secret protection could adversely affect our competitive business position.

Third parties may misappropriate our yeast strains.

Third parties, including sugar and ethanol mill owners, contract manufacturers, other contractors and shipping agents, often have custody or control of our yeast strains. If our yeast strains were stolen, misappropriated or reverse engineered, they could be used by other parties who may be able to reproduce the yeast strains for their own commercial gain. If this were to occur, it would be difficult for us to challenge and prevent this type of use, especially in countries with limited intellectual property protection.

If we are sued for infringing intellectual property rights or other proprietary rights of third parties, litigation could be costly and time consuming and could prevent us from developing or commercializing our future products.

Our commercial success depends on our ability to operate without infringing the patents and proprietary rights of other parties and without breaching any agreements we have entered into with regard to our technologies and product candidates. We cannot determine with certainty whether patents or patent applications of other parties may materially affect our ability to conduct our business. Our industry spans several sectors, including biotechnology, renewable fuels, renewable specialty chemicals and other renewable compounds, and is characterized by the existence of a significant number of patents and disputes regarding patent and other intellectual property rights. Because patent applications can take several years to issue, there may currently be pending applications, unknown to us, that may result in issued patents that cover our technologies or product candidates. We are aware of a significant number of patents and patent applications relating to aspects of our technologies filed by, and issued to, third parties. The existence of third-party patent applications and patents could significantly reduce the coverage of patents owned by or licensed to us and limit our ability to obtain meaningful patent protection. If we wish to make, use, sell, offer to sell, or import the technology or compound claimed in issued and unexpired patents owned by others, we will need to obtain a license from the owner, enter into litigation to challenge the validity of the patents or incur the risk of litigation in the event that the owner asserts that we infringe its patents. If patents containing competitive or conflicting claims are issued to third parties and these claims are ultimately determined to be valid, we may be enjoined from pursing research, development, or commercialization of products, or be required to obtain licenses to these patents, or to develop or obtain alternative technology.

If a third-party asserts that we infringe upon its patents or other proprietary rights, we could face a number of issues that could seriously harm our competitive position, including:

•

infringement and other intellectual property claims, which could be costly and time consuming to litigate, whether or not the claims have merit, and which could delay getting our products to market and divert management attention from our business;

•	substantial damages for past infringement, which we may have to pay if a court determines that our product candidates or technologies infringe a competitor’s patent or other proprietary rights;

•	a court prohibiting us from selling or licensing our technologies or future products unless the holder licenses the patent or other proprietary rights to us, which it is not required to do; and

•	if a license is available from a third party, we may have to pay substantial royalties or grant cross licenses to our patents or proprietary rights.

The industries in which we operate, and the biotechnology industry in particular, are characterized by frequent and extensive litigation regarding patents and other intellectual property rights. Many biotechnology companies have employed intellectual property litigation as a way to gain a competitive advantage. If any of our competitors have filed patent applications or obtained patents that claim inventions also claimed by us, we may have to participate in interference proceedings declared by the relevant patent regulatory agency to determine priority of invention and, thus, the right to the patents for these inventions in the U.S. These proceedings could result in substantial cost to us even if the outcome is favorable. Even if successful, an interference may result in loss of certain claims. Our involvement in litigation, interferences, opposition proceedings or other intellectual property proceedings inside and outside of the U.S., to defend our intellectual property rights or as a result of alleged infringement of the rights of others, may divert management time from focusing on business operations and could cause us to spend significant resources, all of which could harm our business and results of operations.

Many of our employees were previously employed at universities, biotechnology, specialty chemical or oil companies, including our competitors or potential competitors. We may be subject to claims that these employees or we have inadvertently or otherwise used or disclosed trade secrets or other proprietary information of their former employers. Litigation may be necessary to defend against these claims. If we fail in defending such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel and be enjoined from certain activities. A loss of key research personnel or their work product could hamper or prevent our ability to commercialize our product candidates, which could severely harm our business. Even if we are successful in defending against these claims, litigation could result in substantial costs and demand on management resources.

We may need to commence litigation to enforce our intellectual property rights, which would divert resources and management’s time and attention and the results of which would be uncertain.

Enforcement of claims that a third party is using our proprietary rights without permission is expensive, time consuming and uncertain. Litigation would result in substantial costs, even if the eventual outcome is favorable to us and would divert management’s attention from our business objectives. In addition, an adverse outcome in litigation could result in a substantial loss of our proprietary rights and we may lose our ability to exclude others from practicing our technology or producing our product candidates.

The laws of some foreign countries do not protect intellectual property rights to the same extent as do the laws of the U.S. Many companies have encountered significant problems in protecting and defending intellectual property rights in certain foreign jurisdictions. The legal systems of certain countries, particularly certain developing countries, do not favor the enforcement of patents and other intellectual property protection, particularly those relating to biotechnology and/or bioindustrial technologies. This could make it difficult for us to stop the infringement of our patents or misappropriation of our other intellectual property rights. Proceedings to enforce our patent rights in foreign jurisdictions could result in substantial costs and divert our efforts and attention from other aspects of our business. Moreover, our efforts to protect our intellectual property rights in such countries may be inadequate.

Loss of key personnel, including key management personnel, and/or failure to attract and retain additional personnel could delay our product development programs and harm our research and development efforts and our ability to meet our business objectives.

Our business involves complex, global operations across a variety of markets and requires a management team and employee workforce that is knowledgeable in the many areas in which we operate. The loss of any key member of our management or key technical and operational employees, or the failure to attract or retain such employees could prevent us from developing and commercializing our products for our target markets and executing our business strategy. We may not be able to attract or retain qualified employees in the future due to the intense competition for qualified personnel among biotechnology and other technology-based businesses, particularly in the renewable fuels area, or due to the availability of personnel with the qualifications or experience necessary for our business. If we are not able to attract and retain the necessary personnel to accomplish our business objectives, we may experience staffing constraints that will adversely affect our ability to meet the demands of our collaborators and customers in a timely fashion or to support our internal research and development programs. In particular, our product and process development programs are dependent on our ability to attract and retain highly skilled technical and operational personnel. Competition for such personnel from numerous companies and academic and other research institutions may limit our ability to do so on acceptable terms. All of our employees are at-will employees, which mean that either the employee or we may terminate their employment at any time.

As we expand our operations, we will need to hire additional qualified research and development and management personnel to succeed. The process of hiring, training and successfully integrating qualified personnel into our operation is a lengthy and expensive one. The market for qualified personnel is very competitive because of the limited number of people available with the necessary technical skills and understanding of our technology and anticipated products. Our failure to hire and retain qualified personnel could impair our ability to meet our research and development and business objectives and adversely affect our results of operations and financial condition.

We may be sued for product liability.

The design, development, production and sale of our products involve an inherent risk of product liability claims and the associated adverse publicity. We may be named directly in product liability suits relating to our products, even for defects resulting from errors of our commercial partners, contract manufacturers or chemical finishers. These claims could be brought by various parties, including customers who are purchasing products directly from us or other users who purchase products from our customers. We could also be named as co-parties in product liability suits that are brought against the sugar and ethanol mills who produce our products in Brazil. Insurance coverage is expensive, may be difficult to obtain and may not be available in the future on acceptable terms. We cannot assure you that our contract manufacturers or the sugar and ethanol producers who produce our products will have adequate insurance coverage to cover against potential claims. This insurance may not provide adequate coverage against potential losses, and if claims or losses exceed our liability insurance coverage, we may go out of business. In addition, insurance coverage may become more expensive, which would harm our results of operations.

During the ordinary course of business, we may become subject to lawsuits or indemnity claims, which could materially and adversely affect our business and results of operations.

From time to time, we may in the ordinary course of business be named as a defendant in lawsuits, claims and other legal proceedings. These actions may seek, among other things, compensation for alleged personal injury, worker’s compensation, employment discrimination, breach of contract, property damages, civil penalties and other losses of injunctive or declaratory relief. In the event that such actions or indemnities are ultimately resolved unfavorably at amounts exceeding our accrued liability, or at material amounts, the outcome could materially and adversely affect our reputation, business and results of operations. In addition, payments of significant amounts, even if reserved, could adversely affect our liquidity position.

Our ability to use our net operating loss carry forwards to offset future taxable income may be subject to certain limitations.

In general, under Section 382 of the Internal Revenue Code, or Code, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change net operating loss carry forwards, or NOLs, to offset future taxable income. If the Internal Revenue Service challenges our analysis that our existing NOLs are not subject to limitations arising from previous ownership changes, or if we undergo an ownership change in connection with or after this public offering, our ability to utilize NOLs could be limited by Section 382 of the Code. Future changes in our stock ownership, some of which are outside of our control, could result in an ownership change under Section 382 of the Code. Furthermore, our ability to utilize NOLs of companies that we may acquire in the future may be subject to limitations. For these reasons, we may not be able to utilize a material portion of the NOLs reflected on our balance sheet, even if we attain profitability.

Loss of our government grant funding could impair our research and development efforts.

We have been awarded a $24.3 million “Integrated Bio-Refinery” grant from the U.S. Department of Energy, or DOE. The terms of this grant make the funds available to us to leverage and expand our existing Emeryville, California, pilot plant and support laboratories to develop U.S.-based production capabilities for renewable fuels and chemicals derived from sweet sorghum. Generally, government grant agreements have fixed terms and may be terminated, modified or recovered by the granting agency under certain conditions. If the DOE later terminates its grant agreement with us, our U.S.-based research and development activities could be impaired, which could harm our business.

Our headquarters and other facilities are located in an active earthquake zone, and an earthquake or other types of natural disasters affecting us or our suppliers could cause resource shortages and disrupt and harm our results of operations.

We conduct our primary research and development operations in the San Francisco Bay Area in an active earthquake zone, and certain of our suppliers conduct their operations in the same region or in other locations that are susceptible to natural disasters. In addition, California and some of the locations where certain of our suppliers are located have experienced shortages of water, electric power and natural gas from time to time. The occurrence of a natural disaster, such as an earthquake, drought or flood, or localized extended outages of critical utilities or transportation systems, or any critical resource shortages, affecting us or our suppliers could cause a significant interruption in our business, damage or destroy our facilities, production equipment or inventory or those of our suppliers and cause us to incur significant costs or result in limitations on the availability of our raw materials, any of which could harm our business, financial condition and results of operations. The insurance we maintain against fires, earthquakes and other natural disasters may not be adequate to cover our losses in any particular case.

Risks Related to Ownership of Our Common Stock

Our stock price may be volatile.

The market price of our common stock could be subject to significant fluctuations and it may decline below the initial public offering price. Market prices for securities of early stage companies have historically been particularly volatile. Such fluctuations could be in response to, among other things, the factors described in this “Risk Factors” section or elsewhere in this registration statement, or other factors, some of which are beyond our control, such as:

•	fluctuations in our financial results or outlook or those of companies perceived to be similar to us;

•	changes in estimates of our financial results or recommendations by securities analysts;

•	changes in market valuations of similar companies;

•	changes in the prices of commodities associated with our business such as sugar, ethanol and petroleum;

•	changes in our capital structure, such as future issuances of securities or the incurrence of debt;

•	announcements by us or our competitors of significant contracts, acquisitions or strategic alliances;

•	regulatory developments in the U.S., Brazil, and/or other foreign countries;

•	litigation involving us, our general industry or both;

•	additions or departures of key personnel;

•	investors’ general perception of us; and

•	changes in general economic, industry and market conditions.

Furthermore, the stock markets have experienced price and volume fluctuations that have affected, and continue to affect, the market prices of equity securities of many companies. These fluctuations often have been unrelated or disproportionate to the operating performance of those companies. These broad market fluctuations, as well as general economic, political and market conditions, such as recessions, interest rate changes and international currency fluctuations, may negatively affect the market price of our common stock.

In the past, many companies that have experienced volatility in the market price of their stock have become subject to securities class action litigation. We may be the target of this type of litigation in the future. Securities litigation against us could result in substantial costs and divert our management’s attention from other business concerns, which could seriously harm our business.

We will incur increased costs and demands upon management as a result of complying with the laws and regulations affecting public companies, which could harm our results of operations.

As a public company, we will incur significant additional accounting, legal and other expenses that we did not incur as a private company, including costs associated with public company reporting requirements. We also have incurred and will incur costs associated with corporate governance requirements, including requirements under Section 404 and other provisions of the Sarbanes-Oxley Act, as well as rules implemented by the SEC and NASDAQ. The expenses incurred by public companies for reporting and corporate governance purposes have increased dramatically in recent years. We expect these rules and regulations to substantially increase our financial and legal compliance costs. We also expect that as a public company it will be more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage previously available. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our Board of Directors or as our executive officers.

The concentration of our capital stock ownership with insiders will limit your ability to influence corporate matters.

Following our initial public offering our executive officers, directors, current five percent or greater stockholders and entities affiliated with them together beneficially own approximately 62.0% and a single stockholder—Total—holds approximately 22.0% of our outstanding common stock, respectively. This significant concentration of share ownership may adversely affect the trading price for our common stock because investors often perceive disadvantages in owning stock in companies with controlling stockholders. Also, these stockholders, acting together, will be able to control our management and affairs and matters requiring stockholder approval, including the election of directors and the approval of significant corporate transactions, such as mergers, consolidations or the sale of substantially all of our assets. Consequently, this concentration of ownership may have the effect of delaying or preventing a change of control, including a merger, consolidation or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control, even if that change of control would benefit our other stockholders.

A significant portion of our total outstanding shares may be sold into the public market in the near future, which could cause the market price of our common stock to drop significantly, even if our business is doing well.

Sales of a substantial number of shares of our common stock in the public market could occur at any time after the expiration of the lock-up agreements described below. These sales, or the market perception that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. We have 43,815,019 shares of common stock outstanding based on the number of shares outstanding as of October 29, 2010 and assuming no exercise of outstanding options or warrants after October 29, 2010. This includes the 5,300,000 shares that we sold in our initial public offering and the 795,000 shares that we sold pursuant to the overallotment option we granted to the underwriters of this offering, which may be resold in the public market immediately. The remaining 37,720,019 shares, or 86.1% of our outstanding shares after this offering, are currently restricted as a result of securities laws or lock-up agreements but will be able to be sold, subject to any applicable volume limitations under federal securities laws, in the near future as set forth below:

•	89,872 shares are eligible for sale;

•

37,630,147 shares will be eligible for sale upon the expiration of 180-day lock-up and/or market standoff agreements, subject in some cases to the volume and other restrictions of Rule 144 and Rule 701 promulgated under the Securities Act of 1933, as amended, or the Securities Act, and upon the lapse of our right of repurchase with respect to any unvested shares; and

The lock-up agreements expire 180 days after the effective date of our prospectus, which is March 27, 2011, except that the 180-day period may be extended in certain cases for up to 34 additional days under certain circumstances where we announce or pre-announce earnings or a material event occurs within approximately 17 days prior to, or approximately 16 days after, the termination of the 180-day period. The representatives of the underwriters may, in their sole discretion and at any time without notice, release all or any portion of the securities subject to lock-up agreements.

Holders of 36,815,889 of the shares of our common stock (including shares issuable upon exercise of certain stock options) not sold in our initial public offering and holders of warrants to purchase an aggregate of 24,101 shares of common stock not sold in our initial public offering will be entitled to rights with respect to the registration of these shares under the Securities Act. If we register their shares of common stock following the expiration of the lock-up agreements, these stockholders could sell those shares in the public market without being subject to the volume and other restrictions of Rule 144 and Rule 701.

After the closing of our initial public offering, we registered 10,720,056 shares of common stock that were reserved for issuance under our stock incentive plans. Of these shares, approximately 3,390,874 shares will be eligible for sale upon the exercise of outstanding options that will be vested after the expiration of the lock-up agreements.

If securities or industry analysts do not publish or cease publishing research or reports about us, our business or our market, or if they change their recommendations regarding our stock adversely, our stock price and trading volume could decline.

The trading market for our common stock will be influenced by the research and reports that industry or securities analysts may publish about us, our business, our market or our competitors. If any of the analysts who may cover us change their recommendation regarding our stock adversely, or provide more favorable relative recommendations about our competitors, our stock price would likely decline. If any analyst who may cover us were to cease coverage of our company or fail to regularly publish reports on us, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline.

We do not expect to declare any dividends in the foreseeable future.

We do not anticipate declaring any cash dividends to holders of our common stock in the foreseeable future. In addition, our equipment lease with TriplePoint Capital LLC and our letter of credit facility currently restrict our ability to pay dividends. Consequently, investors may need to rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investment. Investors seeking cash dividends should not purchase our common stock.

Anti-takeover provisions contained in our certificate of incorporation and bylaws, as well as provisions of Delaware law, could impair a takeover attempt.

Our amended and restated certificate of incorporation and our amended and restated bylaws that became effective upon the completion of our initial public offering will contain provisions that could delay or prevent a change in control of our company. These provisions could also make it more difficult for stockholders to elect directors and take other corporate actions. These provisions include:

•	staggered board of directors;

•	authorizing the board to issue, without stockholder approval, preferred stock with rights senior to those of our common stock;

•	authorizing the board to amend our bylaws and to fill board vacancies until the next annual meeting of the stockholders;

•	prohibiting stockholder action by written consent;

•	limiting the liability of, and providing indemnification to, our directors and officers;

•	not authorizing our stockholders to call a special stockholder meeting;

•	eliminating the ability of our stockholders to call special meetings; and

•	requiring advance notification of stockholder nominations and proposals.

Section 203 of the Delaware General Corporation Law prohibits, subject to some exceptions, “business combinations” between a Delaware corporation and an “interested stockholder,” which is generally defined as a stockholder who becomes a beneficial owner of 15% or more of a Delaware corporation’s voting stock, for a three-year period following the date that the stockholder became an interested stockholder. We have agreed to opt out of Section 203 through an amendment of our certificate of incorporation, but, following the amendment, our certificate of incorporation will contain substantially similar protections to our company and stockholders as those afforded under Section 203, except that we have agreed with Total that it and its affiliates will not be deemed to be “interested stockholders” under such protections.

In addition, we have an agreement with Total, which provides that, so long as Total holds at least 10% of our voting securities, we must inform Total of any offer to acquire us or any decision of our Board of Directors to sell our company, and we must provide Total with information about the contemplated transaction. In such events, Total will have an exclusive negotiating period of 15 business days in the event the Board of Directors authorizes us to solicit offers to buy Amyris, or five business days in the event that we receive an unsolicited offer to purchase us. This exclusive negotiation period will be followed by an additional restricted negotiation period of 10 business days, during which we are obligated to continue to negotiate with Total and will be prohibited from entering into an agreement with any other potential acquirer.

These and other provisions in our amended and restated certificate of incorporation and our amended and restated bylaws that became effective upon the completion of our initial public offering under Delaware law and in our agreement with Total could discourage potential takeover attempts, reduce the price that investors might be willing to pay in the future for shares of our common stock and result in the market price of our common stock being lower than it would be without these provisions.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a) Sales of Unregistered Securities

From July 1 to September 30, 2010, we issued and sold an aggregate of 1,425 shares of our common stock to certain of our employees and former employees at a price of $3.93 per share for an aggregate of $5,600 pursuant to exercises of options granted under our 2005 Stock Option/Stock Issuance Plan. No underwriters were involved in the foregoing sales of securities. These issuances and sales were undertaken in reliance upon the exemption from registration requirements of Rule 701 promulgated under Section 3(b) of the Securities Act of 1933, as amended, or Securities Act, as transactions pursuant to compensatory benefit plans and contracts relating to compensation as provided under Rule 701.

On September 30, 2010, we issued 31,568 shares of our common stock to an advisor as compensation for ongoing advisory services. No underwriters were involved in the foregoing sales of securities. These shares were issued in a private transaction pursuant to Section 4(2) of the Securities Act. The recipient of these shares of common stock acquired the shares for investment only and without intent to resell, was able to fend for itself in this transaction and is an accredited investor as defined in Rule 501 of Regulation D promulgated under Section 3(b) of the Securities Act, and appropriate restrictions were set out in the stock certificates and agreements issued in these transactions. This stockholder had adequate access, through its relationship with us, to information about us.

(b) Use of Proceeds from Public Offering of Common Stock

Our initial public offering of common stock was effected through a Registration Statement on Form S-1 (File No. 333-164593) that was declared effective by the Securities and Exchange Commission on September 27, 2010. Under that registration statement, we registered the offer and sale of an aggregate of 6,095,000 shares of our common stock, including the 795,000 shares that the underwriters had the option to purchase to cover over-allotments. On September 30, 2010, we closed the initial public offering, in which we sold 5,300,000 shares of common stock and, on October 5, 2010, we closed the underwriters’ over-allotment option, which the underwriters exercised in full. These sales were at the initial public offering price of $16.00 per share, for an aggregate gross offering price of $97,520,000. Morgan Stanley & Co. Incorporated, Goldman, Sachs & Co., J. P. Morgan Securities LLC, Itaú USA Securities Inc., and Stifel, Nicolaus & Company were the underwriters for the offering. Following the sale of the shares in connection with the closing of the initial public offering, the offering terminated.

We paid to the underwriters underwriting discounts and commissions totaling approximately $6.8 million, and we incurred additional costs of approximately $5.2 million, in connection with the offering, which amounted to total fees and costs of approximately $12.0 million. Thus, the net offering proceeds to us, after deducting underwriting discounts and commissions and offering costs, were approximately $85.5 million. No offering costs were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning ten percent or more of any class of our equity securities or to any other affiliates, other than reimbursement of legal expenses for selling stockholders.

Item 3.	Defaults Upon Senior Securities

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

The exhibits listed in Exhibit Index immediately preceding the exhibits are filed (other than exhibits 32.1 and 32.2) as part of this Quarterly Report on Form 10-Q and such Exhibit Index is incorporated herein by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMYRIS, INC.

Dated: November 10, 2010	By:	/S/ JOHN G. MELO
John G. Melo President and Chief Executive Officer (Principal Executive Officer)

Dated: November 10, 2010	By:	/S/ JERYL HILLEMAN
Jeryl Hilleman Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Number	Description

3.1	Restated Certificate of Incorporation of Amyris, Inc., filed with the Secretary of State of the State of Delaware on September 30, 2010 and effective as of September 30, 2010.

3.2	Restated Bylaws of the Registrant, effective as of September 30, 2010.

4.1	First Amendment to the Investment Agreement by and among Fundo Mútuo de Investimento em Empresas Emergentes Inovadoras Stratus GC III, Amyris Brasil S.A., Stratus Investimentos Ltda. and the Registrant dated July 5, 2010 (incorporated herein by reference to Exhibit 4.20 to Registrant’s registration statement on Form S-1 (File No. 333-166135) as filed with the SEC on July 6, 2010).

10.1	First Amendment to Joint Manufacturing Agreement dated August 6, 2010 between Amyris Brasil S.A. and Biomin do Brasil Nutrição Animal Ltda. (incorporated herein by reference to Exhibit 10.50 to Registrant’s registration statement on Form S-1 (File No. 333-166135) as filed with the SEC on August 31, 2010).

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(c) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(c) and 15d-14(a)-, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2+	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	This certification shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or Exchange Act, or otherwise subject to the liability of that Section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended or the Exchange Act of 1934.