Form 10-K
period 2010-12-31
AMYRIS, INC.
filed 2011-03-14
CIK 1365916

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from                      to

Commission File Number: 001-34885

AMYRIS, INC.

(Exact name of registrant as specified in its charter)

Delaware	55-0856151
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5885 Hollis Street, Suite 100, Emeryville, California	94608
(Address of principal executive office)	(Zip Code)

(510) 450-0761

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.0001 par value per share	The NASDAQ Stock Market LLC (NASDAQ Global Select Market)

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one.)

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

As of June 30, 2010, the last business day of the registrant’s most recently completed second fiscal quarter, the registrant’s common stock was not publicly traded. The registrant’s common stock began trading on the NASDAQ Global Market on September 28, 2010. As of December 31, 2010, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $647.3 million, based on the closing price of the registrant’s common stock on the NASDAQ Global Market on December 31, 2010.

43,849,226 shares of the Registrant’s common stock, par value $0.0001 per share, were outstanding as of February 25, 2011.

DOCUMENTS INCORPORATED BY REFERENCE

Portions registrant’s proxy statement to be delivered to stockholders in connection with the registrant’s 2011 Annual Meeting of Stockholders to be held on or about May 24, 2011 are incorporated by reference into Part III of this Form 10-K. The registrant intends to file its proxy statement within 120 days after its fiscal year end.

AMYRIS, INC.

ANNUAL REPORT ON FORM 10-K

For the Fiscal Year Ended December 31, 2010

FORWARD-LOOKING STATEMENTS

This report on Form 10-K, including the sections entitled “Item 1. Business,” “Item 1A. Risk Factors,” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements reflecting our current expectations that involve risks and uncertainties and which are subject to safe harbors under the Securities Act of 1933, as amended, or the Securities Act, and the Securities Exchange Act of 1934, as amended, or the Exchange Act. These forward-looking statements include, but are not limited to, statements concerning our strategy, future production capacity and other aspects of our future operations, ability to improve our production efficiencies, future financial position, future revenues, projected costs, expectations regarding demand and acceptance for our technologies, growth opportunities and trends in the market in which we operate, prospects and plans and objectives of management. The words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “will,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those in the forward-looking statements, including, without limitation, the risks set forth in Part I, Item 1A, “Risk Factors” in this Annual Report on Form 10-K and in our other filings with the Securities and Exchange Commission. We do not assume any obligation to update any forward-looking statements.

TRADEMARKS

Amyris®, the Amyris logo, Biofene™ and No Compromise® are trademarks or registered trademarks of Amyris, Inc. This report also contains trademarks and trade names of other business that are the property of their respective holders.

PART I

ITEM 1.	BUSINESS

Overview

We are building an integrated renewable products company to provide sustainable alternatives to a broad range of petroleum-sourced products used in specialty chemical and transportation fuel markets worldwide. We do this by applying our industrial synthetic biology technology platform to modify microorganisms, primarily yeast, to function as living factories in established fermentation processes to convert plant-sourced sugars into a variety of hydrocarbon molecules that can serve as, flexible building blocks to be used in a wide range of products. We are commercializing these products as renewable ingredients in six target markets: cosmetics, lubricants, flavors and fragrances, polymers, consumer products, and transportation fuels. We call these No Compromise products because we design them to perform comparably to or better than currently available products.

Our first technology success came through the development and application of our platform to create microbial strains that produce artemisinic acid, a precursor of artemisinin, an anti-malarial therapeutic. We granted a royalty-free license to this technology to sanofi-aventis, which currently expects to begin distributing artemisinin-based anti-malarial drugs made through our technology in 2012. Our first proprietary commercialization efforts have been focused on a molecule called farnesene, or Biofene, which can be used as-is or can be further converted by conventional chemical process into other renewable ingredients in consumer and industrial products, as well as serve as transportation fuels such as diesel. We have established relationships to support the development and sale of our initial products, including:

•

Marketing and distribution partnerships with Soliance, a leading provider of renewable ingredients to the cosmetics industry, and with an affiliate of Cosan Indústria e Comércio S.A., or Cosan, a leading producer of lubricants in Brazil.

•

Development and commercialization agreements with an affiliate of Total S.A., initially focusing on renewable lubricants and jet fuel, and with Firmenich and Givaudan, global flavors and fragrances companies firms, focusing on a key ingredients for the flavors and fragrances market.

•

Agreements for the supply of Biofene to M&G Finanziaria S.R.L., or M&G, for use in M&G’s polyethylene terephthalate (PET) resins incorporated into containers for food, beverages and other products, to The Proctor & Gamble Company, or P&G, for use as an ingredient in specific household products, to Shell Western Supply and Trading Limited, or Shell, a subsidiary of Royal Dutch Shell plc, for No Compromise diesel, a derivative of Biofene, and to Firmenich and Givaudan, for the supply of the flavors and fragrance ingredient we are developing with them.

To support of our initial commercial production in 2011 and 2012, we have established the following relationships:

•

Contract manufacturing agreements with Biomin GMBH, or Biomin, related to the use of a facility located in Piracicaba, Brazil and with Tate & Lyle Ingredients Americas, Inc., or Tate & Lyle, an affiliate of Tate & Lyle PLC in Decatur, IL, to produce Biofene, and an agreement with Glycotech, Inc. related to the conversion, or “finishing,” of Biofene into squalane (a moisturizing ingredient used in cosmetics and other personal care products), industrial lubricants and other final products at a facility located in Leland, North Carolina.

•

A joint venture with Usina São Martinho, or São Martinho, a subsidiary of São Martinho S.A., one of the largest sugar and ethanol producers in Brazil. The joint venture entity, SMA Indústria Química S.A., is in the process of building our first production facility at the Usina São Martinho sugar and ethanol mill located in São Paulo state.

•

Agreements and non-binding letters of intent with four leading Brazilian sugar and ethanol producers, Cosan, Bunge Limited, or Bunge, Acúcar Guarani S.A. and São Martinho, providing us with access to approximately 10-12 million tons of sugarcane crush capacity annually.

While our platform is able to utilize a wide variety of feedstocks, we are focusing our near-term production primarily on the use of Brazilian sugarcane as our feedstock because of its abundance, low cost and relative price stability. We intend to secure access to this feedstock, and expand our production capacity beyond our initial use of contract manufacturers, in a “capital light” manner. With this approach, we expect to work with Brazilian sugar and ethanol producers to build new, “bolt-on” facilities adjacent to their existing mills instead of building entirely new “greenfield” facilities, thereby reducing the capital required to establish and scale our production.

We have established two subsidiaries, Amyris Brasil S.A., which oversees the establishment and expansion of Amyris’s production in Brazil, and Amyris Fuels, LLC, which we believe will help us to develop fuel distribution capabilities in the U.S.. Amyris Fuels currently generates revenue from the sale of ethanol and reformulated ethanol-blended gasoline to wholesale customers through a network of terminals in the eastern U.S.. As of December 31, 2010 we had 346 employees worldwide, including 243 in Emeryville, CA., 97 in Campinas Brazil, and six in Amyris Fuels in Chicago, IL. We have also established a broad patent portfolio, including 40 issued patents and over 206 patent applications pending worldwide as of February 28, 2011. This portfolio provides protection through coverage of composition of matter on many of our end products, our technology and research tools, and our manufacturing processes.

We were incorporated in 2003. We began selling fuels through our subsidiary, Amyris Fuels in June 2008. Since inception we have generated $171.8 million revenue, including $141.0 from Amyris Fuels and the remaining balance from grants and collaborations.

Industry Background

Petroleum is a fundamental building block for products, such as consumer products, chemicals, plastics and transportation fuels that are essential to modern economies. Recently, however, the increased demand for petroleum in the face of limited supply, supply chain uncertainty and negative environmental impacts has created challenges to the current petroleum infrastructure. As a result, there have been many attempts to create products comparable to petroleum derivatives without these drawbacks. However, initial approaches have faced a number of challenges that have limited their success, including:

Exposure to volatile feedstock pricing. Many U.S. renewable fuels companies have focused on the conversion of commodity feedstocks, such as corn or vegetable oil, into ethanol or biodiesel. These companies were exposed to swings in the market prices for their feedstocks, which at times made production unprofitable for a number of producers in these industries.

Limited product portfolio. Companies engaging in early attempts to create renewable fuels typically focused on one end product, such as ethanol or biodiesel. These companies generally lacked product diversity and, therefore, were vulnerable to variability of market prices and the degree of government support for their primary product. Further, the products these companies made were imperfect substitutes for the products they were intended to replace, as neither ethanol nor biodiesel can be stored or transported conventionally and both are subject to blend limits.

Capital intensity. Many initial U.S. ethanol companies utilized a vertically integrated business model that required hundreds of millions of dollars to construct and own mills. This left them with limited ability to enter new geographies and to access new feedstock, as they were tied to their existing facilities.

Dependence on policy. The economic viability of many alternative fuels is based on government regulations and support, making it difficult to build a business with long term sustainability.

Other efforts to develop alternatives to petroleum-sourced products include the use of non-food-based feedstocks, such as cellulosic sugars sourced from wood chips, corn stalks and sugarcane bagasse. Some of these approaches have shown promise and may not be influenced by commodity markets and food versus fuel concerns. However, they are not complete solutions to the challenges above, and to date, these approaches have been limited by cost and technical considerations, among others.

Our Solution

We seek to apply our synthetic biology platform to provide renewable, high-performance alternatives to selected petroleum-sourced chemicals and fuels. Our products are designed to enable our customers to reduce the environmental impact of their products without compromising performance, and, in some cases, our renewable products would provide superior performance to the petroleum-sourced products they are replacing. Our business model is designed to produce these products and bring them to market in a “capital light” manner and, for many of our products, without reliance on government subsidies. Our industrial synthetic biology platform is designed to produce competitive products from widely-available plant-derived feedstocks using genetically modified yeast strains in a well-established fermentation process. We are focusing our initial production efforts in Brazil, which allows us to access locally-grown sugarcane feedstock and to leverage the substantial infrastructure of existing sugar and ethanol mills.

Our Strategy

Our objective is to become the leading provider of renewable specialty chemicals and transportation fuels worldwide. Key elements of our strategy include:

Pursuing market opportunities that maximize our returns now and in the future. We intend to commercialize initially in select specialty chemical markets, where we believe we can earn positive gross margins with current production process efficiencies. Then as we lower our production costs through technical improvements, we intend to expand into broader specialty chemical and transportation fuels markets. We plan to enter into collaborative research, development and commercialization agreements, such as the agreements we have entered into with Cosan, Firmenich, M&G, P&G, Soliance and Total, to accelerate our entry into select new product opportunities.

Leveraging our technology platform to improve efficiency. Our technology platform includes two pilot plant facilities, a demonstration facility, extensive access to our target feedstock, process technology, and an industrial platform for strain development. We intend to continually apply our technology platform to lower the cost of production of our products through improvements in yields and other production process efficiencies.

Focusing on Brazilian sugarcane. We are initially focusing on Brazilian sugarcane as our primary feedstock because of its abundance, low cost and relative price stability. We are also able to use a wide variety of other feedstocks, including sweet sorghum, sugar beets and other industrial sources of plant sugar.

Advancing capital light production. We are partnering with leading sugar and ethanol mills in Brazil, such as our joint venture with Usina São Martinho, to establish and scale production at a lower cost than the cost of “greenfield” mill construction. Under this approach, we expect to work with Brazilian sugar and ethanol producers to build new, “bolt-on” facilities adjacent to their existing mills, instead of building entirely new facilities, thereby reducing the capital required to establish and scale our production.

Our Technology

Our synthetic biology platform enables us to modify the genetic pathways of microorganisms, primarily yeast, to turn them into living factories to produce target molecules for which we believe there may be significant market opportunities. In addition to using our synthetic biology platform to identify and improve strains of microbes to produce target molecules, we are using our technology platform to develop production processes that we believe will allow us to scale to commercial levels.

The primary biological pathway within the microbe that we currently use to produce our target molecules is the isoprenoid pathway. Isoprenoids constitute a large, diverse class of molecules with current product applications in a wide range of industries, including specialty chemicals and fuels.

The following chart illustrates the use of our engineered yeast cells to produce target molecules in a variety of applications:

The key steps in our strain engineering and scale-up process are:

Identifying target molecules. We start our process by identifying a commercial application where we can deliver a No Compromise solution that we want to pursue. We identify the key molecular properties that are essential to product performance in a specific commercial application and then analyze the chemical structures that drive those key performance characteristics. Finally, we identify target molecules or derivatives of molecules that are comprised of these key chemical structures and that may be produced by our yeast strains.

Developing initial strains. Once we have chosen a target molecule, we identify the steps required for its production in a biological pathway. We then seek to design a pathway to produce the target, either directly or by producing a molecule that can, through simple chemical steps, be synthesized, or converted, into the target. Once this pathway is identified, we undertake to engineer it into our yeast strains by employing the processes discussed below.

Improving strain performance and process development to reduce production costs. After we have established a pathway and verified that it can produce the target molecule, the yeast strain must be improved to increase the level of efficiency of production. Initially, we focus primarily on yield, a measure of the amount of product produced by a defined amount of sugar as the means to improve strain output. As we advance in our scale up and commercial scale process development, we also seek to improve production output through improvements in strain productivity, the rate at which our product is produced by a given yeast strain and titer, the concentration of product in the fermentation broth. In addition, we seek to develop processes to improve production efficiency, including separation efficiency, which is the amount of product that is captured from a fermentation run, cycle-time, which is the time needed to run a full fermentation cycle, and the evolution of batch process methods to semi-continuous and continuous production methods.

Moving production from lab to commercial scale. Once we have established a pathway and verified that it can produce the target molecule, the yeast strain must be improved to increase the level of efficiency of production. We design our lab scale two liter fermentors to mimic the conditions found in larger scale fermentation so that our findings may translate predictably from lab scale through to pilot, demonstration and commercial scale. In addition to our lab scale fermentors, we have operating pilot plants in our facilities in both Emeryville, CA and Campinas, Brazil, as well as two 5,000 liter fermentors in our Campinas demonstration facility. We have run our yeast strains and production processes in contract facilities at up to 60,000 liter scale. We expect to operate in 2011 at contract facilities using 100,000 to 200,000 liter fermentors.

Production

Commercial Production

We expect to initiate commercial production through the use of contract manufacturing as we complete our facility at our planned joint venture facility with Usina São Martinho. Following completion of the facility, we will seek to expand our production capacity by entering into agreements with owners of additional sugar and ethanol mills in Brazil. We may also use alternative production resources in other geographies. We anticipate that for many applications chemical finishing processes will be applied to the molecules that we produce in order to create desired products.

We are currently developing the engineering designs and technical capabilities to build out facilities at existing sugar and ethanol mills to produce our products. Because the bulk of our production process leverages the same equipment and process steps used to produce ethanol, we will be able to utilize much of the existing infrastructure. We expect this capital light approach will allow us to scale production at a lower cost than the cost of greenfield mill construction. The mill operator will retain the ability to direct the crushed sugarcane to produce either their current products or our products.

The manner in which we intend to develop our manufacturing capacity is as follows:

Contract manufacturing. To date, we have used contract manufacturing facilities to produce Biofene in quantities needed for certification and fleet testing. For Biofene production starting in 2011, we have entered into agreements with Biomin and Tate & Lyle and Antibióticos. We have purchased certain equipment needed for production at Biomin’s manufacturing facilities in Piracicaba, Brazil and are in process of ordering similar equipment for use at the Tate & Lyle facility. We will be the owner and distributor of the Biofene produced through these arrangements. We may seek to enter into additional contract manufacturing arrangements as an efficient way to ramp our near-term production. Depending primarily on the manufacturer’s location and preferences, the most likely feedstocks to be used in these contracted facilities would be sugarcane syrup, sugar beets or corn-based dextrose.

Production at Joint Venture facility at Usina São Martinho. We have formed SMA Indústria Química S.A., a joint venture with Usina São Martinho, a subsidiary of a leading sugar and ethanol company in Brazil, São Martinho S.A. We established this joint venture to build and operate a dedicated production facility at Usina São Martinho in São Paulo state, Brazil, which crushes over 8.0 million metric tons of sugarcane per harvest. We expect that construction of this joint venture facility will be completed in the second quarter of 2012. In addition, we have secured the construction permit for the project, issued by the environmental agency of the state of São Paulo. We commenced site preparation in December 2010 and civil construction in February 2011.

Increasing production in Brazil through arrangements with sugar and ethanol mill owners. We anticipate increasing our commercial production in Brazil through arrangements with other ethanol and sugar producers. We have entered into non-binding letters of intent for production relationships with three sugar and ethanol producers in Brazil: Bunge, Cosan and Açúcar Guarani. If successfully consummated, we believe these production relationships together with the Usina São Martinho mill would provide us with access to 10-12 million tons of annual crushing capacity, which we expect to expand over time with these and other mills. As of the first quarter of 2010, this capacity represented approximately 10% of the total crush capacity of these producers.

Alternative geographies and feedstocks for production. Although we have identified the use of new bolt-on facilities adjacent to existing sugar and ethanol mills in Brazil as the optimal source for a substantial portion of our primary production efforts, we will also use facilities in alternative geographies for certain products. Our contract manufacturing arrangements currently include the use of facilities in the U.S., Canada and Spain. In addition, we are exploring other production options in the U.S. through our Integrated Biorefinery Grant from the DOE, which we were awarded in early April 2010, including evaluating the potential for the use of sweet sorghum grown in Florida, Louisiana, Alabama, Texas and Hawaii as a feedstock.

Chemical Finishing

We may sell commercially-produced Biofene directly or we may first perform additional chemical finishing steps to convert Biofene into other finished products such as renewable squalane, lubricants and diesel. We have established an agreement with Glycotech at the Leland, NC facility of Salisbury Partners, LLC to perform finishing steps to convert Biofene into squalane, industrial lubricants and other final products starting in 2011.

Our Products

We are focused on bringing a broad range of products to market to address six identified markets: cosmetics, lubricants, flavors and fragrances, polymers, consumer products and transportation fuels.

Cosmetics

Through simple chemical finishing steps, we are able to convert Biofene into squalane. Squalane is used today as a moisturizing ingredient in cosmetics and other personal care products. Squalane traditionally has been manufactured from olive oil or extracted from shark liver oil. We believe Amyris-produced squalane offers a purity that is equal or superior to squalane derived from conventional sources. The high price of squalane to date has meant that its use has been limited to small quantities in mass-market product formulations or to use in luxury products. We believe that we are capable of producing squalane at a price that would permit formulators to use squalane more broadly. To market and distribute squalane, we have established a relationship with Soliance, a leading distributor of renewable cosmetics ingredients based in the Champagne-Ardenne region in France.

Lubricants

Base oils are the building blocks of lubricating oils, which are currently derived from the crude oil refining process. Lubricants are manufactured by combining a base oil with additives that contribute additional performance properties as required by the thousands of lubricant product applications, including engine oils, gear oils, hydraulic oils and turbine oils. Biofene may be chemically modified to serve as a base oil. The high-purity synthetic base oil molecules made from Biofene will enable lubricant products to perform in harsh environments under extremes of temperature, moisture, dirt and wear.

Joint venture with Cosan. In December 2010, we entered into an agreement with Cosan to establish a joint venture for the worldwide development, production and commercialization of renewable base oils. We anticipate that the joint venture would source Biofene from other Amyris production facilities and the parties would share the development, marketing and operating costs.

Flavors and Fragrances

Since our microbial platform utilizes plant genes found in nature to make products via fermentation, we are well situated to cost-effectively and sustainably produce natural oils and aroma chemicals that are commonly used in the flavors and fragrances market. Many of the natural ingredients used in flavors and fragrances market are expensive because there is limited supply and the synthetic alternatives require complex chemical conversions. Amyris offers flavors and fragrances companies a natural route to procure these ingredients without sacrificing cost or quality.

Currently, we are developing a slate of flavors and fragrances ingredients that are either derivatives of building blocks we make from fermentation (e.g., Biofene) or products directly from fermentation.

•	derivatives of building blocks we make from fermentation (e.g. Biofene), or

•	products directly from fermentation

We plan to participate in the flavors and fragrance market by providing sustainable replacements that are high quality, reliably available, and competitively priced. To begin to develop our product offerings in this area, we have established the following partnerships:

•

A collaboration and joint development agreement with Firmenich, a global flavors and fragrances company headquartered in Geneva, Switzerland. Under this agreement, Firmenich will fund and collaborate with Amyris to produce a sustainable, cost-effective and reliable source of a key ingredient for the flavors and fragrances market. Amyris will manufacture and supply the ingredient to Firmenich, which will market and sell the ingredient or products incorporating the ingredient exclusively in the flavors and fragrance market. Both parties will share in the economic value derived from sales of the ingredient. The agreement also grants Firmenich an option to collaborate with Amyris to develop a second ingredient on similar terms.

•

A co-development agreement with Givaudan, a global flavors and fragrance company headquartered in Vernier, Switzerland. Under the agreement, we will develop a derivative of Biofene to be used as a building block for one of the proprietary fragrance ingredients in Givaudan’s palette. Upon successful achievement of certain success criteria, we will supply Biofene to Givaudan to derive the proprietary ingredient for the global fragrances and flavors market and share in the economic value created from the use of Biofene.

Polymers

Synthetic polymers are commonly used in the manufacture of thousands of products that incorporate plastics and other polymeric materials, and we believe Biofene has the potential to provide significant opportunities for development of renewable products for the polymer market. In June 2010, we announced a partnership with M&G Finanziaria S.R.L (M&G), the world’s largest producer of PET (polyethylene terephthalate) resins for packaging applications, to incorporate Biofene as an ingredient in M&G’s PET processing. M&G is currently evaluating the potential for Biofene to improve product performance. Upon successful completion of product development and testing, Amyris would supply Biofene to M&G. In addition to the collaboration with M&G, we are working to develop various polymers from Biofene for use in the following markets:

•	adhesives

•	packaging

•	lubricant additives

•	plasticizers

Consumer Products

Biofene also offers a platform for development of sustainable, high-performing and cost-competitive ingredients for the fabric and home care (such as detergents, fabric softener, dish soap, and household cleaning products) and the personal care (such as hair care and body care) markets. To support our development and launch of ingredients to serve these markets, we have entered into a series of agreements with P&G. These agreements include collaboration on the development of certain specialty chemicals for P&G’s products from Biofene and a related supply agreement for Biofene, which would commence upon successful completion of certain technical and commercial milestones.

As we develop and produce new chemicals via our technology platform, we will look for opportunities to use these new chemicals as-is or as sustainable building blocks to make other ingredients.

Transportation Fuels

We have selected diesel as our primary area of focus within the transportation fuels market because of its projected global demand growth, the lack of a scalable, competitive renewable product, and our belief that our fuel product has properties superior to those of existing renewable alternatives. We will produce our renewable diesel by the simple chemical step of hydrogenating our Biofene. Hydrogenation is a common chemical process currently used in the production of numerous products, such as saturation of vegetable oils to make margarine.

We have entered into an agreement with Shell for the supply of Amyris No Compromise diesel. The parties have agreed to the terms under which Shell may purchase the renewable fuel from Amyris, including pricing relative to a defined biodiesel price index. We and Shell intend to cooperate to obtain the necessary European approvals for use of this fuel.

We have completed significant steps to validate our ability to produce a market-accepted diesel product. By design, our product is a hydrocarbon of similar size to many of the hydrocarbons in petroleum-sourced diesel fuel. Due to the similarity of its chemical composition to that of existing petroleum-sourced diesel, our product has the properties required of diesel fuel and thereby satisfies the ASTM D975 Table 1 specifications for petroleum-derived diesel fuel oils. The Environmental Protection Agency, or EPA, has registered our diesel for use as a 35% blend with petroleum diesel in standard engines and we are working to obtain registration for a higher blend with petroleum diesel, as opposed to the typical 3-5% blend of other bio-diesel products with petroleum diesel. We are currently pursuing Brazilian ANP (Agência Nacional do Petróleo) Diesel Fuel registration and CARB (California Air Resources Board) ULSD blend registration.

Our ability to enter the diesel market is also dependent upon our ability to continuing to achieve the required regulatory approvals in the global markets in which we will seek to sell our diesel products. These approvals primarily involve clearance by the relevant environmental agencies in the particular jurisdiction. We must also be certified by a sufficient number of diesel engine manufacturers, vehicle manufacturers or operators of large trucking fleets so that our diesel will have an appropriately large and accessible addressable market. These certification processes include fuel analysis modeling and the testing of engines and their components to ensure that the use of our diesel fuel does not degrade performance or reduce the lifecycle of the engine or cause it to fail to meet emissions standards.

We have completed successful engine testing of our diesel fuel with Cummins and Mercedes-Benz Brasil at a blend of up to 10%, and our renewable diesel has received OEM engine warranties from Cummins and Mercedes-Benz Brasil. We continue to work with other diesel engine manufacturers to qualify our product for use in their engines.

Total Collaboration Products

Our technology license, development, research and collaboration agreement with Total sets forth the terms for the research, development, production and commercialization of chemical and/or fuels products to be agreed on by the parties. The agreement establishes a multi-phased process through which compounds are identified, screened, selected for product feasibility study, and then ultimately selected as a lead compound for development. To commercialize any strains and compounds that are developed, Amyris and Total expect to form one or more joint ventures. Both Amyris and Total would retain certain rights to make covered products independently subject to making royalty payments to the non-producing party, and Total has certain rights to require Amyris to work on non-collaboration projects. We have retained rights to produce and commercialize products in the following markets: flavors and fragrances; cosmetics; pharmaceuticals; consumer packaged goods; food additives; and pesticides. The first two programs we are focusing on with Total relate to renewable jet fuel and industrial lubricants.

Product Distribution and Sales

We intend to distribute and sell our products either directly or with partners, depending on the market. For most chemical applications, we intend to sell directly to specialty chemical and consumer products companies. For example, we expect to sell directly to P&G, M&G, Givaudan and Firmenich under our agreements with them. Neither P&G nor M&G has any specific purchase obligations under these agreements, and sales are contingent upon achievement of technical and commercial milestones. In addition, we expect to enter into joint venture arrangements, including with Cosan, Soliance and Total, pursuant to which the joint ventures may be distributors of the joint ventures’ products.

Our approach to the diesel market will vary by the different regions in which we intend to market our renewable diesel. For Brazil and other markets outside the U.S., we intend to sell indirectly through third parties. Our agreement with Shell contemplates that Shell may purchase our diesel fuel commencing 18 months after we notify Shell that we intend to export diesel from Brazil. Shell has no obligation to purchase any specific amount of our diesel fuel under this agreement, and we are not obligated to sell any specific quantities to Shell, but the parties will be subject to obligations to purchase and sell if and to the extent formal notices and orders are submitted under the agreement in the future. If we seek to export our diesel fuel from Brazil, we agreed to provide Shell the first right to purchase the fuel.

Since 2008, we have been developing a fuels distribution network and distribution capabilities in the U.S. through Amyris Fuels. We currently purchase ethanol produced by third parties and gasoline and sell both pure ethanol and ethanol-blended gasoline to wholesale customers. For 2010, Wawa, Inc., The Pantry, Inc., and ConocoPhillips each accounted for more than 10% of our reported revenues by virtue of their purchases of ethanol and reformulated ethanol-blended gasoline from Amyris Fuels. Our customers purchase ethanol and ethanol-blended gasoline from us under short term agreements and spot transactions, and we currently do not have any contractual commitments from customers to purchase ethanol and ethanol-blended gasoline from us over a period of time.

Intellectual Property

Our success depends in large part upon our ability to obtain and maintain proprietary protection for our products and technologies, and to operate without infringing the proprietary rights of others. We seek to avoid the latter by monitoring patents and publications in our product areas and technologies to be aware of developments that may affect our business, and to the extent we identify such developments, evaluate and take appropriate courses of action. With respect to the former, our policy is to protect our proprietary position by, among other methods, filing for patent applications on inventions that are important to the development and conduct of our business with the USPTO and its foreign counterparts.

As of February 28, 2011, we had 40 issued U.S. and foreign patents and 206 pending U.S. and foreign patent applications that are owned by or licensed to us. We also use other forms of protection (such as trademark, copyright, and trade secret) to protect our intellectual property, particularly where we do not believe patent protection is appropriate or obtainable. We aim to take advantage of all of the intellectual property rights that are available to us and believe that this comprehensive approach provides us with a strong proprietary position.

Notwithstanding the increasing backlog and patent pendency at the USPTO, we have obtained U.S. patents for many of our potential products through the use of a recently introduced accelerated examination program by the USPTO. Using this procedure, we have obtained patents for various fuel products: U.S. Patent No. 7,399,323 directed to our renewable diesel fuel composition; U.S. Patent No. 7,540,888 directed to our renewable gasoline fuel composition; and U.S. Patents No. 7,589,243 and No. 7,671,245, which are directed to our renewable jet products. Since obtaining our fuels patents, we have expanded the use of this program to our chemicals portfolio and have recently obtained U.S. Patent Nos. 7,592,295 and 7,691,792 for our lubricant products, and U.S. Patent Nos. 7,655,739 and 7,759,444 for our adhesive and polymer products.

We also protect our proprietary information by requiring our employees, consultants, contractors and other advisers to execute nondisclosure and assignment of invention agreements upon commencement of their respective employment or engagement. Agreements with our employees also prevent them from bringing the proprietary rights of third parties to us. In addition, we also require confidentiality or material transfer agreements from third parties that receive our confidential data or materials.

Competition

We expect that our renewable products will compete with both the traditional, largely petroleum-based specialty chemical and fuels products that are currently being used in our target markets and with the alternatives to these existing products that established enterprises and new companies are seeking to produce. Currently, Amyris Fuels competes with other distributors of ethanol and reformulated ethanol-blended gasoline.

Chemical Products

The chemical products we initially plan to produce include Biofene, squalane, fragrance ingredients and industrial lubricants. In these markets, and other chemical markets that we may seek to enter in the future, we will compete with the established providers of the products we seek to replace. Producers of these incumbent products include global oil companies, large international chemical companies and other smaller or niche companies specializing in specific products, such as cosmetic ingredient suppliers or flavors & fragrances ingredient suppliers. We may also compete in one or more of these markets with products that are offered as alternatives to the traditional petroleum-based or other traditional products being offered in these markets. We believe that there may be a number of companies seeking to develop renewable alternatives for existing chemical markets products, including those that we are initially targeting.

Transportation Fuel Products

Independent and Integrated oil refiners. Our competitors with respect to traditional fuel products are independent and integrated oil refiners. These companies are also our primary competitors with respect to fuels, including jet fuel currently in use in other transportation markets. We compete with these companies because an increasing penetration of renewable fuels reduces the need for fuels derived from traditional petroleum sources.

Many of these companies are seeking to provide alternative transportation fuel products through investing in internal research and development programs or in emerging technology companies. These technologies are in varying states of development, and the most advanced of which are those using non-renewable feedstocks, such as coal.

Advanced biofuels. Many other companies are exploring options for the production of diesel and other transportation fuels from renewable resources in other ways. These include companies using enzymes to convert cellulosic biomass, which is non-food plant material such as wood chips, corn stalks and sugarcane bagasse, into fermentable sugars to be converted into renewable fuels.

Biodiesel. Another source of renewable fuels products is the biodiesel industry, which is served by large, well-established agricultural products companies that convert vegetable oils, and in some cases animal oils, into diesel fuel. Other companies are seeking to produce diesel and other transportation fuels using thermochemical methods to convert biomass into renewable fuels.

We believe the primary competitive factors in both the chemical and fuel markets are product price, product performance and other measures of quality, infrastructure compatibility of products, sustainability, and dependability of supply.

Amyris Fuels

Amyris Fuels competes with regional distributors in the southeastern U.S. The primary competitive factors in the Amyris Fuels business are price, convenience, and reliability of supply.

The oil companies, large chemical companies and well-established agricultural products companies with which we compete are much larger than we are, in many cases have well developed distribution systems and networks for their products, have historical relationships with the potential customers we are seeking to serve and have sales and marketing programs in place to promote their products. In order to be successful, we must convince customers that our products are at least as effective as the products we are seeking to replace and we must provide our products on a cost-competitive basis. Some of our competitors may use their influence to impede the development and acceptance of renewable products of the type that we are seeking to produce

We believe that for our chemical products to succeed in the market, we must demonstrate that they are comparable to both existing products and other alternative products that are being developed for the same markets based on some combination of product cost, availability, performance and consumer preference characteristics. With respect to our diesel and other transportation fuels products, we believe that our product must perform as effectively as the petroleum-sourced fuel and be available on a cost-competitive basis. Given the size of the traditional transportation fuels markets and the developing stage of alternatives fuels markets, we do not believe that our success will necessarily prevent other renewable diesel or other fuels products from achieving commercial success, or that the success of other renewable products will prevent our fuels products from being successful. However, with the wide range of renewable fuels products under development, we must be successful in reaching potential customers and convincing them that ours are effective and reliable alternatives.

Environmental and Other Regulatory Matters

Our development and production processes involve the use, generation, handling, storage, transportation and disposal of hazardous chemicals and radioactive and biological materials. We are subject to a variety of federal, state, local and international laws, regulations and permit requirements governing the use, generation, manufacture, transportation, storage, handling and disposal of these materials in the U.S., Brazil and other countries where we operate or may operate or sell our products in the future. These laws, regulations and permits can require expensive fees, pollution control equipment or operational changes to limit actual or potential impact of our technology on the environment and violation of these laws could result in significant fines, civil sanctions, permit revocation or costs from environmental remediation. We believe we are currently in substantial compliance with applicable environmental regulations and permitting. However, future developments including our commencement of commercial manufacturing of one or more of our products, more stringent environmental regulation, policies and enforcement, the implementation of new laws and regulations or the discovery of unknown environmental conditions may require expenditures that could have a material adverse effect on our business, results of operations or financial condition. See “Risk Factors—Risks Relating to Our Business—We may incur significant costs complying with environmental laws and regulations, and failure to comply with these laws and regulations could expose us to significant liabilities.”

The use of genetically-modified microorganisms, or GMMs like our yeast strains, is subject to laws and regulations in many countries. In the U.S., the EPA regulates the commercial use of GMMs as well as potential products from the GMMs. The strain of genetically modified yeast that we use, S. cerevisiae, is eligible for exemption from EPA review because the EPA recognizes it as posing a low risk given its long history of safe use and will qualify for such exemption provided that it meets certain criteria, including but not limited to use of compliant containment structures and safety procedures. In Brazil, GMMs are regulated by CTNBio under its Biosafety Law No. 11.105-2005. We have obtained approval from CTNBio to use GMMs in our Campinas facilities for research and development purposes. We expect to encounter GMM regulations in most if not all of the countries in which we may seek to make our products, however, the scope and nature of these regulations will likely be different from country to country. If we cannot meet the applicable requirements in countries in which we intend to use produce our products using our yeast strains, then our business will be adversely affected. See “Risk Factors—Risks Relating to Our Business—We may face risks relating to the use of our genetically modified yeast strains and if we are not able to secure regulatory approval for the use of our yeast strains or if we face public objection to our use of them, our business could be adversely affected.”

Our renewable chemical products may be subject to regulation by government agencies in our target markets. The EPA administers the requirements of the Toxic Substances Control Act, or the TSCA, which regulates the commercial use of chemicals. Before an entity can manufacture a chemical, it needs to determine whether that chemical is listed in the TSCA inventory. If the substance is listed, then manufacture can commence immediately. If not, then a “Chemical Abstracts Service” number registration and pre-manufacture notice must be filed with the EPA which has 90 days to review.

Our diesel fuel is subject to regulation by various government agencies. In the U.S., this includes the EPA and the California Air Resources Board. In Brazil, this includes Agência Nacional do Petróleo, or ANP. To date we have obtained registration with the EPA for the use of our diesel in the U.S. at a 35% blend rate. We are currently exploring registration of our fuel with the California Air Resources Board and the European Commission. Registration with each of these bodies is required for the sale and use of our fuels within their respective jurisdictions. In addition, for us to achieve full access to the U.S. fuels market for our fuel products, we will need to obtain EPA and California Air Resources Board (and potentially other state agencies) certifications for our feedstock pathway and production facility, including certification of a feedstock lifecycle analysis relating to greenhouse gas emissions. Any delay in obtaining these additional certifications could impair our ability to sell our renewable fuels to refiners, importers, blenders and other parties that produce transportation fuels as they comply with Federal and state requirements to include certified renewable fuels in their products. See “Risk Factors—Risks Relating to Our Business—We may not be able to obtain regulatory approval for the sale of our renewable products.”

Amyris Fuels is subject to various U.S. federal regulations relating to its marketing and distribution of ethanol and ethanol-blended gasoline, and it is registered with the EPA in connection with its use of ethanol as a fuel additive. In addition, Amyris Fuels is subject to various state regulations, including regulations regarding excise tax payments and the posting of surety bonds.

Research and Development

We devote substantial resources to our research and development efforts. As of February 25, 2011, our research and development organization included approximately 249 employees, 70 of whom hold Ph.D.s. Our technology development is currently focused primarily on improving the performance of our production strains and on developing strains that produce new molecules. To facilitate the transfer of our fermentation technology to production, we operate pilot-scale fermentation facilities in both Emeryville, California, and Campinas, Brazil, and transfer strains on a regular basis through this process. Our process consists of a number of discrete steps including:

•	identifying new target molecules

•	creating new microbial strains capable of producing the target molecule

•	increasing product yield and productivity from microbial strains through strain modification or fermentation improvements

•	increasing efficiency of product separation and purification

•	continuous translation of these steps from lab to commercial scale production.

Our research and development expenditures were approximately $55.2 million, $38.3 million, and $30.3 million and for the fiscal years ended December 31, 2010, 2009 and 2008, respectively.

Employees

As of February 25, 2011, we had 371 full-time employees. Of these employees, 272 were in the U.S. and 99 were in Brazil. None of our employees is represented by a labor union or is covered by a collective bargaining agreement. We have never experienced any employment-related work stoppages and consider relations with our employees to be good.

Financial Information About Geographic Areas

Financial information regarding revenues and long-lived assets by geographic area is included in Note 16—”Reporting Segments” in “Notes to Consolidated Financial Statements” included in this Form 10-K.

Business Background and Available Information

We organized our business in 2003 as a California corporation under the name Amyris Biotechnologies, Inc. and have maintained our headquarters and research facilities in the San Francisco Bay Area since that time. In June 2010, we reincorporated in Delaware and changed our name to Amyris, Inc. We commenced research activities in 2005, focusing on the development of an alternative source of artemisinic acid for the treatment of malaria and launched research efforts for production of Biofene in 2006. In 2008, we began to sell third party ethanol to wholesale customers through our Amyris Fuels subsidiary. We first established a presence in Brazil in 2008 through the opening of laboratories in Campinas. Our corporate headquarters are located at 5885 Hollis Street, Suite 100, Emeryville, CA 94608, and our telephone number is (510) 450-0761. Our website address is www.amyris.com. The information contained in or accessible through our website or contained on other websites is not deemed to be part of this report on Form 10-K.

We are subject to the filing requirements of the Securities Exchange Act of 1934. Therefore, we file periodic reports, proxy statements and other information with the Securities and Exchange Commission. Such reports, proxy statements and other information may be obtained by visiting the Public Reference Room of the Securities and Exchange Commission at 100 F Street, NE, Washington, D.C. 20549. You may obtain information regarding the operation of the Public Reference Room by calling the Securities and Exchange Commission at 1-800-SEC-0330. In addition, the Securities and Exchange Commission maintains a website (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically.

We make our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to such reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 available free of charge through a link on the Investors section of our website located at www.amyris.com (under “Financial Information—SEC Filings”) as soon as reasonably practicable after they are filed with or furnished to the Securities and Exchange Commission.

ITEM 1A.	RISK FACTORS

Investing in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below, together with all of the other information set forth in this Annual Report on Form 10-K, which could materially affect our business, financial condition or future results. If any of the following risks actually occurs, our business, financial condition, results of operations and future prospects could be materially and adversely harmed. The trading price of our common stock could decline due to any of these risks, and, as a result, you may lose all or part of your investment.

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

We are an early stage company with a limited operating history, and we have not yet commercialized any of our renewable products. To date, our revenues have consisted of sales of ethanol and reformulated ethanol-blended gasoline produced by third parties, funding from third party collaborative research services and government grants. We are subject to the substantial risk of failure facing businesses seeking to develop products based on a new technology. Certain factors that could, alone or in combination, prevent us from successfully commercializing our renewable products include:

•	technical challenges with our production processes or with development of new products that we are not able to overcome;

•	our ability to achieve commercial scale production of our specialty chemical and fuel products on a cost effective basis;

•	our ability to secure access to low-cost feedstock;

•	our ability to establish and maintain successful relationships for the production of our products with contract manufacturers and the owners of sugar and ethanol mills;

•	our ability to secure and maintain all necessary regulatory approvals for the production, distribution and sale of our products and to comply with applicable laws and regulations;

•	our ability to develop customer relationships and build a cost-effective distribution network for our products;

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

As of December 31, 2010, we had an accumulated deficit of $202.3 million. We expect to incur additional costs and expenses related to the continued development and expansion of our business, including our research and development operations, continued operation of our pilot plants and demonstration facility and engineering and design work. Further, we expect to incur costs related to the facility that we are developing with Usina São Martinho and adoption of our technology at other sugar and ethanol mills. There can be no assurance that we will ever achieve or sustain profitability on a quarterly or annual basis.

If we are unable to decrease our production costs, we may not be able to produce our products at competitive prices and our ability to grow our business will be limited.

Currently, our costs of production are not low enough to allow us to offer many of our planned products at competitive prices. While we believe we will be able to enter certain specialty chemical markets with Biofene if we can attain at commercial production scale the production process efficiencies that we have achieved to date, we cannot assure you that we will be able to do so in the timeline we have planned or at all. Factors that impact our production cost include yield, productivity, separation efficiency and chemical process efficiency. Yield refers to the amount of the desired molecule that can be produced from a fixed amount of feedstock. Productivity represents the rate at which our product is produced by a given yeast strain. Separation efficiency refers to the amount of desired product produced in the fermentation process that we are able to extract and the time that it takes to do so. Chemical process efficiency refers to the cost and yield for the chemical finishing steps that convert our target molecule into a desired product. In order to successfully enter transportation fuels and certain other specialty chemical markets, we must produce those products at significantly lower cost, which will require substantially higher yields than we have achieved to date and other significant improvements in production efficiency. There can be no assurance that we will be able to make these improvements or reduce our production costs sufficiently to offer our planned products at competitive prices, and any such failure could have a material adverse impact on our business and prospects.

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

In June 2010, we entered into an agreement with Biomin, which will provide us with capacity at its manufacturing facilities in Brazil, and in November 2010, we entered into a similar agreement with Tate & Lyle located in the U.S. In January 2011, we entered into an agreement with Glycotech that will provide chemical processing services, as well as limited manufacturing capacity, in the U.S. We believe these manufacturing arrangements will support most of our 2011 needs, but we expect to need additional contract manufacturing capacity for 2012. In order for production to commence under some of our existing manufacturing arrangement, and perhaps under future contract manufacturing arrangements, we may have to provide equipment needed for the production of our products and we cannot be assured that such equipment can be ordered, or installed, on a timely basis or at all. In addition, we will need to transfer our yeast strains and production processes to these facilities, which may pose technical or operational challenges that delay production or increase our costs. The failure of these facilities to produce our initial products on a timely basis or at all, or with adequate quality or in volumes sufficient to meet our customer demand, could harm our relationships with our customers. Further, additional manufacturing capacity may not be available to us at prices or on terms acceptable to us, or at all. Additionally, we have not tested our yeast strains in at commercial scale production levels. Our production costs will also depend on our ability to make progress in improving the yield, productivity, separation efficiency and chemical process efficiency of our production process. If we are unable to make the necessary progress, we may nonetheless decide to commence sales of our products at a loss in order to establish demand for our products and develop customer relationships, which could adversely affect our results of operations.

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

We have entered into a number of agreements for the development, initial commercialization and sale of our products that contain important technical, development and commercial milestones. If we do not meet those milestones our future revenue and financial results will be harmed.

We have entered into a number of agreements regarding arrangements for the further development of our products and, in some cases, for ultimate sale to the customer under the agreement. None of these agreements affirmatively obligates the other party to purchase specific quantities of any products at this time, and these agreements contain important conditions that must be satisfied before any such purchases may be made. These conditions include research and development milestones and technical specifications that must be achieved to the satisfaction of our customers, which we cannot be certain we will be able to achieve. Some agreements provide that we will not seek to initiate sales until we achieve advances in yield and other production efficiencies to lower the cost of producing our products. In addition, these agreements contain exclusivity and other terms that may limit our ability to commercialize our products and technology in ways that we do not currently envision. If we do not achieve these contractual milestones, our revenues and financial results will be harmed.

We have also entered into a collaboration agreement with Total for the development of future to-be-determined chemical and/or fuel products and for the eventual production and commercialization of these products. We cannot be certain that we will be able to reach final agreement on any specific future product development projects or that any products will be successfully developed under this collaboration or, even if developed, that they will be successfully produced or commercialized.

We have no experience producing our products at the commercial scale needed for the development of our business, and we will not succeed if we cannot effectively scale our technology and processes.

In addition to developing our yeast strains further to lower our production costs, we must demonstrate the ability to utilize our yeast strains to produce desired products at the commercial scale and on an economically viable basis. Such production will require that our technology and processes be scalable from laboratory, pilot and demonstration projects to commercial-scale production. Our technology may not perform as expected when applied at commercial scale, or we may encounter operational challenges for which we are unable to devise a workable solution. For example, contamination in the production process could decrease process efficiency, create delays and increase our costs. We may not be able to scale up our production in a timely manner, if at all, even if we successfully complete product development in our laboratories and pilot and demonstration facilities. If this occurs, our ability to commercialize our technology will be adversely affected, and, with respect to any products that we do bring to market, we may not be able to lower the cost of production, which would adversely affect our ability to increase the future profitability of our business. Similarly, our ability to produce the volume of Biofene covered by our existing agreements and letters of intent is based on our achieving substantially higher production efficiencies than we have to date. We may never achieve those production efficiencies.

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

We also entered into a license, development, research and collaboration agreement with an affiliate of Total, under which we may develop, produce and commercialize products with Total. The agreement provides for Total to pay up to the first $50.0 million in research costs for selected research and development projects, but we must agree with Total on the product development projects we wish to pursue and we cannot be certain that we will agree on any specific future product development projects. If we cannot agree on future projects, then we would not receive the research and development funding we expect from Total, and this could adversely affect our product development plans and would lead to an impairment or our deferred charged assets. Our ability to successfully pursue product development under this agreement will depend, among other things, on our ability to work cooperatively with Total and to reach agreement with Total on the terms of future joint ventures for the commercialization of our products. We may not be able to do so. In addition, Total has a right of first negotiation with us with respect to exclusive commercialization arrangements that we would propose to enter into with certain third parties, as well as the right to purchase any of our products on terms not less favorable than those offered to or received by us from third parties in any market where Total or its affiliates have a significant market position. These rights might inhibit potential strategic partners or potential customers from entering into negotiations with us about future business opportunities. Further, the agreement is complex and covers a range of future activities, and disputes may arise between us and Total that could delay the programs on which we are working or could prevent the commercialization of products developed under our collaboration agreement. Total also has the right to terminate the collaboration agreement in the event we undergo a sale or change of control to certain entities, which could discourage a potential acquirer from making an offer to acquire us.

If our joint venture production facility with Usina São Martinho in Brazil does not successfully commence operations on schedule, our customer relationships, business and results of operations may be adversely affected.

We have selected Brazil as the optimal geography for a substantial proportion of the initial commercial production of our products, largely because of the availability of sugarcane as a feedstock and the existing infrastructure for producing, gathering and processing this sugarcane. Our business plan envisions that we will develop substantial production capacity in Brazil primarily through arrangements with existing sugar and ethanol producers. In order to have control over the development of our first commercial production facility in Brazil, we entered into an agreement with Usina São Martinho, one of the largest sugar and ethanol producers in Brazil, for the joint ownership and development of a production facility at the Usina São Martinho mill.

In order for our production facility at Usina São Martinho to meet our goals for commencement of production, construction of the facility must be completed on a timely basis and within the budget. Once the facility is operational, it must perform as we have designed it. If we encounter significant delays, cost overruns, engineering problems, equipment supply constraints or other serious challenges in bringing this facility online, we may be unable to produce our initial renewable products in the time frame we have planned, or we may continue to use contract manufacturing sources, which would reduce our expected gross margins. Further, if our efforts to complete, and commence production at, this facility are not successful, other mill owners in Brazil may decide not to work with us to develop additional production facilities, demand more favorable terms or delay their commitment to invest capital in our production.

Our joint venture with Usina São Martinho contemplates that we will make significant capital expenditures and subjects us to certain legal and financial terms that could adversely affect us.

The terms of our joint venture with Usina São Martinho are complex and are set forth in a number of agreements and schedules. If we and Usina São Martinho disagree over the interpretation of any of these joint venture documents, the future success of the joint venture may be impaired and any amount that we have invested in it may be at risk.

The construction of the facility at Usina São Martinho will be the first project of this nature, and we will design and manage the project. We expect the construction costs of the new facility to total between $80 million to $100 million. Ultimately, under the terms of our joint venture agreements, Usina Sao Martinho would contribute the lower of 61.8 million reais ($37.1 million based on the exchange rate at December 31, 2010) and half of the aggregate cost of construction with us contributing the remainder; however the timing of contributions from Usina Sao Martino depend on in part on the successful commencement of commercial operations at the plant, which could leave us vulnerable in the event we encounter challenges in building the facility or bringing it online, delays in achieving commercial viability with our Biofene production process, disputes with Usina São Martinho or other unanticipated events that may occur prior to the time Usina São Martinho makes its capital contribution. In addition, because Usina São Martinho’s contribution is capped, we will bear the responsibility for construction costs in excess of those anticipated.

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

We plan to enter into arrangements with Brazilian sugar and ethanol producers to produce a substantial portion of our products, and if we are not able to complete these arrangements in a timely manner and on terms favorable to us, our business will be adversely affected.

To expand our production in Brazil beyond that of our initial production facility with Usina São Martinho, we intend to enter into agreements with sugar and ethanol producers in Brazil that require them to make a substantial capital or operating contribution to produce our renewable products. In return, we expect to provide them with a share of the higher gross margin we believe we will realize from the sale of these products relative to their existing products. There can be no assurance that a sufficient number of Brazilian sugar and ethanol mill owners will accept the opportunity to partner with us for the production of our products, whether on those terms or at all. Reluctance on the part of mill owners may be caused, for example, by their failure to understand our technology or product opportunities or agree with the greater economic benefits that we believe they can achieve from partnering with us. Mill owners may also be reluctant or unable to obtain needed capital, or they may be limited by existing contractual obligations with other third parties, liability, health and safety concerns, additional maintenance, training, operating and other ongoing expenses. We have entered into letters of intent with three Brazilian sugar and ethanol producers to produce our products and Usina São Martinho has the option for production at a second mill, but these do not bind either the mill owner or us to enter into and proceed with a formal relationship. There are numerous issues regarding these mill relationships that must be successfully negotiated with each of the mill owners and we may not be successful in completing these negotiations. Even if sugar and ethanol producers are willing to build new facilities and produce our products, they may do so only on economic terms that place more of the cost, or confer less of the economic return, on us than we currently anticipate. If we are not successful in negotiations with sugar and ethanol mill owners, our cost of gaining this production capacity may be higher than we anticipate in terms of up-front costs, capital expenditure or lost future returns, and we may not gain the production base that we need in Brazil to allow us to grow our business.

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

Our reliance on contract manufacturers to produce our products during construction of our Usina São Martinho joint venture production facility and potentially thereafter exposes us to risks relating to the price and availability of that contract manufacturing and could adversely affect our growth.

We anticipate commencing production of certain of our products in 2011 through the use of contract manufacturers and anticipate that we may continue to use contract manufacturers to produce a portion of our products thereafter. We have entered into relationships with several contract manufacturers for this purpose and we may need to enter into more in the future. We cannot be sure that contract manufacturers with this capacity will be available when we need their services, that they will be willing to dedicate a portion of their production capacity to our products or that we will be able to reach acceptable price and other terms with them for the provision of their production services. If we are unable to secure the services of such third parties when and as needed, we may lose customer opportunities and the growth of our business may be impaired. In addition, we expect that our costs to produce products using contract manufacturers will be higher than the costs to produce our products in sugar and ethanol mills with which we have entered into long term relationships.

The production of our products will require sugar feedstock, and the inability to obtain such feedstock in sufficient quantities or in a timely manner may limit our ability to produce our products.

We anticipate that the production of our products will require large volumes of feedstock and, initially, we will rely primarily on Brazilian sugarcane. We cannot predict the future availability of feedstocks or be sure that our mill partners, which we expect to supply the sugarcane necessary to produce our products in Brazil, will be able to supply it in sufficient quantities or in a timely manner. Crop yields and sugar content depend on weather conditions, such as rainfall and temperature, that vary. Weather conditions have historically caused volatility in the ethanol and sugar industries by causing crop failures or reduced harvests. Excessive rainfall can adversely affect the supply of sugarcane available for the production of our products by reducing the sucrose content and limiting growers’ ability to harvest. Crop disease and pestilence can also occur from time to time and can adversely affect sugarcane growth, potentially rendering useless or unusable all or a substantial portion of affected harvests. The limited amount of time during which sugarcane keeps its sugar content after harvest and the fact that sugarcane is not itself a traded commodity increases these risks and limits our ability to substitute supply in the event of such an occurrence. If Brazilian sugarcane production is adversely affected by these or other conditions, our ability to produce our products will be impaired, and our business will be adversely affected.

An increase in the price and profitability of ethanol and sugar relative to our products could adversely affect our arrangements with sugar and ethanol producers in Brazil.

In order to induce owners of sugar and ethanol facilities in Brazil to produce our products, we plan to compensate them for the feedstock consumed in the production of our products in an amount equal to the revenue they would have realized had they instead produced their traditional products, plus any incremental costs incurred in the production of our products over their usual production costs. Finally, as we sell our products, we expect to share a portion of the realized gross margin with these mill owners. An increase in the price of ethanol or sugar relative to the price at which we can sell our products could result in the cost of our products increasing without a corresponding increase in the price at which we can sell our products. In this event our results of operations would be adversely affected. If ethanol prices are sufficiently high so that the return from converting a given amount of sugarcane to ethanol exceeds the return from converting that amount of sugarcane into our products, then we will have to compensate the mill owner for that loss or risk the mill owner reverting to the production of ethanol and not produce our products at all.

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

Most of our planned initial commercial production capacity will be in Brazil, and our business will be adversely affected if we do not operate effectively in that country.

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

The use of GMMs, such as our yeast strains, is subject to laws and regulations in many countries, some of which are new and some of which are still evolving. Public attitudes about the safety and environmental hazards of, and ethical concerns over, genetic research and GMMs could influence public acceptance of our technology and products. In the U.S., the Environmental Protection Agency, or EPA, regulates the commercial use of GMMs as well as potential products from the GMMs. While the strain of genetically modified yeast that we currently use for the development and anticipate using for the commercial production of our target molecules, S. cerevisiae, is eligible for exemption from EPA review because it is recognized as posing a low risk, we must satisfy certain criteria to achieve this exemption, including but not limited to use of compliant containment structures and safety procedures, and we cannot be sure that we will meet such criteria in a timely manner, or at all. If exemption of S. cerevisiae is not obtained, our business may be substantially harmed.

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

Our renewable chemical products may be subject to government regulation in our target markets. In the U.S., the EPA administers the Toxic Substances Control Act, or TSCA, which regulates the commercial registration, distribution, and use of chemicals. Before an entity can manufacture or distribute significant volumes of a chemical, it needs to determine whether that chemical is listed in the TSCA inventory. If the substance is listed, then manufacture or distribution can commence immediately. If not, then a “Chemical

Abstracts Service” number registration and pre-manufacture notice must be filed with the EPA for a review period of up to 180 days including extensions. Some of the products we produce or plan to produce, such as Biofene and squalane, are already in the TSCA inventory. Others, such as our lubricants, diesel and jet fuel, are not yet listed. We may not be able to expediently receive approval from the EPA to list the molecules we would like to make on the TSCA registry, resulting in delays or significant increases in testing requirements. A similar program exists in the European Union, called REACH (Registration, Evaluation, Authorization, and Restriction of Chemical Substances). We similarly need to register our products with the European Commission, and this process could cause delays or significant costs. To the extent that other geographies, such as Brazil, may rely on TSCA or REACH for chemical registration in their geographies, delays with the U.S. or European authorities may subsequently delay entry into these markets as well.

Our diesel fuel is subject to regulation by various government agencies, including the EPA and the California Air Resources Board in the U.S. and Agência Nacional do Petróleo, or ANP, in Brazil. To date, we have obtained registration with the EPA for the use of our diesel in the U.S. at a 35% blend rate with petroleum diesel. We are currently working to secure ANP approval for use of our diesel in Brazil at a 10% blend rate. We are currently in process of registration of our fuel with the California Air Resources Board and the European Commission. Registration with each of these bodies is required for the sale and use of our fuels within their respective jurisdictions. In addition, for us to achieve full access to the U.S. fuels market for our fuel products, we will need to obtain EPA and California Air Resources Board (and potentially other state agencies) certifications for our feedstock pathway and production facility, including certification of a feedstock lifecycle analysis relating to greenhouse gas emissions. Any delay in obtaining these additional certifications could impair our ability to sell our renewable fuels to refiners, importers, blenders and other parties that produce transportation fuels as they comply with Federal and state requirements to include certified renewable fuels in their products.

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

In order for our diesel fuel product to be accepted in various countries around the world, diesel engine manufacturers must determine that the use of our fuels in their equipment will not invalidate product warranties and that they otherwise regard our diesel as an acceptable fuel. In addition, we must successfully demonstrate to these manufacturers that our fuel does do not degrade the performance or reduce the lifecycle of their engines or cause them to fail to meet emissions standards. Meeting these suitability standards can be a time consuming and expensive process, and we may invest substantial time and resources into such qualification efforts without ultimately securing approval. To date, our diesel fuel products have achieved limited approvals from certain engine manufacturers, but we cannot be assured that other engine or vehicle manufacturers or fleet operators, will approve usage of our fuels. Although our diesel fuel satisfies existing pipeline operator and fuel distributor requirements, such fuel has not been reviewed nor transported by such operators as of this date. If these operators impose volume limitations on the transport of our fuels, our ability to sell our fuels may be impaired.

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

We currently incur some costs and expenses in Brazilian reais and may in the future incur additional expenses in foreign currencies and derive a portion of our revenues in the local currencies of customers throughout the world. As a result, our revenues and results of operations are subject to foreign exchange fluctuations, which we may not be able to manage successfully. During the past few decades, the Brazilian currency in particular faced frequent and substantial exchange rate fluctuations in relation to the U.S. dollar and other foreign currencies. In 2009, due in part to the recovery of the Brazilian economy at a faster rate than the global economy, the real appreciated 25% against the U.S. dollar. In 2010, the real appreciated 4% against the U.S. dollar. There can be no assurance that the real will not significantly appreciate or depreciate against the U.S. dollar in the future.

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

Our fuels marketing and distribution business depends, and will depend for the foreseeable future, on purchasing and reselling ethanol produced by third parties and reformulated ethanol-blended gasoline, which may not be available to us on favorable terms or at all and which subjects us to distribution and environmental risks.

Amyris Fuels currently purchases and sells ethanol and reformulated ethanol-blended gasoline under short-term agreements and in spot transactions. In the future, we plan to continue the purchase and sale of ethanol and reformulated ethanol-blended gasoline and to hedge the price volatility of ethanol and gasoline using futures contracts. We cannot predict future market prices or other terms of any supply contracts that Amyris Fuels may enter into. We cannot assure you that Amyris Fuels will be able to purchase ethanol and reformulated ethanol-blended gasoline at favorable prices, allowing our ethanol and reformulated ethanol-blended gasoline marketing activities to be profitable. In addition, there can be no guarantee that futures contracts to hedge the risks from the purchase and sale of ethanol and gasoline will effectively mitigate risk as intended, that such hedging instruments will always be available, or that counterparties to such hedging contracts will honor their obligations. As a result of these pricing and hedging uncertainties, Amyris Fuels may incur operating losses, harming our results of operations and financial condition. If Amyris Fuels is unable to conduct sales of ethanol and reformulated ethanol-blended gasoline on favorable volume, price and other terms, our results of operations and financial condition will be harmed. In addition, in order to distribute and sell ethanol and reformulated ethanol-blended gasoline, Amyris Fuels needs access to certain terminal and other storage capacity for ethanol and reformulated ethanol-blended gasoline, and relies on providers of transportation and transloading services for the movement of ethanol and reformulated ethanol-blended gasoline. If Amyris Fuels is unable to access sufficient terminal and other storage capacity and/or to obtain transportation and transloading services on favorable terms, its business will be substantially harmed, which will reduce our future revenues and adversely affect our results of operations and financial condition. Furthermore, there are potential environmental hazards, including risk of spill or fire, associated with the movement and storage of fuel. Although Amyris maintains insurance coverage to mitigate its exposure to such risks, its liability coverage may not be sufficient for a catastrophic event.

Growth may place significant demands on our management and our infrastructure.

We have experienced, and may continue to experience, expansion of our business as we continue to make efforts to develop and bring our products to market. We have grown from 18 employees at the end of 2005 to 221 employees at the end of 2009 and 346 at December 31, 2010. We work simultaneously on multiple projects to develop, produce and commercialize several types of renewable chemicals and fuels. Our growth and diversified operations have placed, and may continue to place, significant demands on our management and our operational and financial infrastructure. In particular, continued growth could strain our ability to:

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

Our commercial success will depend substantially on our ability to obtain patents and maintain adequate legal protection for our technologies and product candidates in the U.S. and other countries. As of February 28, 2011, we had 40 issued U.S. and foreign patents and 206 pending U.S. and foreign patent applications that are owned by or licensed to us. We will be able to protect our proprietary rights from unauthorized use by third parties only to the extent that our proprietary technologies and future products are covered by valid and enforceable patents or are effectively maintained as trade secrets.

We apply for patents covering both our technologies and product candidates, as we deem appropriate. However, we may fail to apply for patents on important technologies or product candidates in a timely fashion, or at all. Our existing and future patents may not be sufficiently broad to prevent others from practicing our technologies or from developing competing products or technologies. In addition, the patent positions of companies like ours are highly uncertain and involve complex legal and factual questions for which important legal principles remain unresolved. No consistent policy regarding the breadth of patent claims has emerged to date in the U.S. and the landscape is expected to become even more uncertain in view of recent rule changes by the Patent and Trademark Office, or USPTO, the introduction of patent reform legislation in Congress and recent decisions in patent law cases by the U.S. Supreme Court. In addition, we obtained certain key U.S. patents using a procedure for accelerated examination recently implemented by the USPTO which requires special activities and disclosures that may create additional risks related to the validity or enforceability of the U.S. patents so obtained. The patent situation outside of the U.S. is even less predictable. As a result, the validity and enforceability of patents cannot be predicted with certainty. Moreover, we cannot be certain whether:

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

We rely on trade secrets to protect some of our technology, particularly where we do not believe patent protection is appropriate or obtainable. However, trade secrets are difficult to maintain and protect. Our strategy for contract manufacturing and scale-up of commercial production requires us to share confidential information with our Brazilian business partners and other parties. Our product development collaborations with third parties, including with Total Gas & Power USA Biotech, Inc., require us to share confidential information, including with employees of Total who may be seconded to Amyris during the term of the collaboration. While we use reasonable efforts to protect our trade secrets, our or our business partners’ employees, consultants, contractors or scientific and other advisors may unintentionally or willfully disclose our proprietary information to competitors. Enforcement of claims that a third party has illegally obtained and is using trade secrets is expensive, time consuming and uncertain. In addition, foreign courts are sometimes less willing than U.S. courts to protect trade secrets. If our competitors independently develop equivalent knowledge, methods and know-how, we would not be able to assert our trade secrets against them. We require new employees and consultants to execute confidentiality agreements upon the commencement of an employment or consulting arrangement with us. These agreements generally require that all confidential information developed by the individual or made known to the individual by us during the course of the individual’s relationship with us be kept confidential and not disclosed to third parties. These agreements also generally provide that inventions conceived by the individual in the course of rendering services to us shall be our exclusive property. Nevertheless, our proprietary information may be disclosed, or these agreements may be unenforceable or difficult to enforce. Additionally, trade secret law in Brazil differs from that in the U.S. which requires us to take a different approach to protecting our trade secrets in Brazil. Some of these approaches to trade secret protection may be novel and untested under Brazilian law and we cannot guarantee that we would prevail if our trade secrets are contested in Brazil. If any of the above risks materializes our failure to obtain or maintain trade secret protection could adversely affect our competitive business position.

Third parties may misappropriate our yeast strains.

Third parties, including sugar and ethanol mill owners, contract manufacturers, other contractors and shipping agents, often have custody or control of our yeast strains. If our yeast strains were stolen, misappropriated or reverse engineered, they could be used by other parties who may be able to reproduce the yeast strains for their own commercial gain. If this were to occur, it would be difficult for us to challenge and prevent this type of use, especially in countries where we have limited intellectual property protection or that do not have robust intellectual property law regimes.

If we are sued for infringing intellectual property rights or other proprietary rights of third parties, litigation could be costly and time consuming and could prevent us from developing or commercializing our future products.

Our commercial success depends on our ability to operate without infringing the patents and proprietary rights of other parties and without breaching any agreements we have entered into with regard to our technologies and product candidates. We cannot determine with certainty whether patents or patent applications of other parties may materially affect our ability to conduct our business. Our industry spans several sectors, including biotechnology, renewable fuels, renewable specialty chemicals and other renewable compounds, and is characterized by the existence of a significant number of patents and disputes regarding patent and other intellectual property rights. Because patent applications can take several years to issue, there may currently be pending applications, unknown to us, that may result in issued patents that cover our technologies or product candidates. We are aware of a significant number of patents and patent applications relating to aspects of our technologies filed by, and issued to, third parties. The existence of third-party patent applications and patents could significantly reduce the coverage of patents owned by or licensed to us and limit our ability to obtain meaningful patent protection. If we wish to make, use, sell, offer to sell, or import the technology or compound claimed in issued and unexpired patents owned by others, we will need to obtain a license from the owner, enter into litigation to challenge the validity of the patents or incur the risk of litigation in the event that the owner asserts that we infringe its patents. If patents containing competitive or conflicting claims are issued to third parties and these claims are ultimately determined to be valid, we may be enjoined from pursing research, development, or commercialization of products, or be required to obtain licenses to these patents, or to develop or obtain alternative technologies.

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

The industries in which we operate, and the biotechnology industry in particular, are characterized by frequent and extensive litigation regarding patents and other intellectual property rights. Many biotechnology companies have employed intellectual property litigation as a way to gain a competitive advantage. If any of our competitors have filed patent applications or obtained patents that claim inventions also claimed by us, we may have to participate in interference proceedings declared by the relevant patent regulatory agency to determine priority of invention and, thus, the right to the patents for these inventions in the U.S. These proceedings could result in substantial cost to us even if the outcome is favorable. Even if successful, an interference proceeding may result in loss of certain claims. Our involvement in litigation, interferences, opposition proceedings or other intellectual property proceedings inside and outside of the U.S., to defend our intellectual property rights or as a result of alleged infringement of the rights of others, may divert management time from focusing on business operations and could cause us to spend significant resources, all of which could harm our business and results of operations.

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

As we expand our operations, we will need to hire additional qualified research and development and management personnel to succeed. The process of hiring, training and successfully integrating qualified personnel into our operation, in both the U.S. and Brazil, is a lengthy and expensive one. The market for qualified personnel is very competitive because of the limited number of people available with the necessary technical skills and understanding of our technology and anticipated products, particularly in Brazil. Our failure to hire and retain qualified personnel could impair our ability to meet our research and development and business objectives and adversely affect our results of operations and financial condition.

We may be sued for product liability.

The design, development, production and sale of our products involve an inherent risk of product liability claims and the associated adverse publicity. We may be named directly in product liability suits relating to our products, even for defects resulting from errors of our commercial partners, contract manufacturers or chemical finishers. These claims could be brought by various parties, including customers who are purchasing products directly from us or other users who purchase products from our customers. We could also be named as co-parties in product liability suits that are brought against the contract manufacturers or Brazilian sugar and ethanol mills who produce our products. Insurance coverage is expensive, may be difficult to obtain and may not be available in the future on acceptable terms. We cannot assure you that our contract manufacturers or the sugar and ethanol producers who produce our products will have adequate insurance coverage to cover against potential claims. This insurance may not provide adequate coverage against potential losses, and if claims or losses exceed our liability insurance coverage, we may go out of business. In addition, insurance coverage may become more expensive, which would harm our results of operations.

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

Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. In addition, Section 404 of the Sarbanes-Oxley Act of 2002 will require us and our independent registered public accounting firm to evaluate and report on our internal control over financial reporting beginning with our Annual Report on Form 10-K for the year ending December 31, 2011. The process of implementing our internal controls and complying with Section 404 will be expensive and time consuming, and will require significant attention of management. We cannot be certain that these measures will ensure that we implement and maintain adequate controls over our financial processes and reporting in the future. In addition, to the extent we create joint ventures or have any variable interest entities and the financial statements of such entities are not prepared by us, we will not have direct control over their financial statement preparation. As a result, we will, for our financial reporting, depend on what these entities report to us, which could result in us adding monitoring and audit processes and increase the difficulty of implementing and maintaining adequate controls over our financial processes and reporting in the future. Additionally, if we do not receive the information from the joint venture or variable interest entity on a timely basis, this could cause delays in our external reporting. Even if we conclude, and our independent registered public accounting firm concurs, that our internal control over financial reporting provides reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, because of its inherent limitations, internal control over financial reporting may not prevent or detect fraud or misstatements. Failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our results of operations or cause us to fail to meet our reporting obligations. If we or our independent registered public accounting firm discover a material weakness, the disclosure of that fact, even if quickly remedied, could reduce the market’s confidence in our financial statements and harm our stock price. In addition, a delay in compliance with Section 404 could subject us to a variety of administrative sanctions, including SEC action, ineligibility for short form resale registration, the suspension or delisting of our common stock from the stock exchange on which it is listed and the inability of registered broker-dealers to make a market in our common stock, which would further reduce our stock price and could harm our business.

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

As of December 31, 2010, our executive officers, directors, current five percent or greater stockholders and entities affiliated with them together beneficially owned approximately 59% and a single stockholder—Total—held approximately 22% of our outstanding common stock, respectively. This significant concentration of share ownership may adversely affect the trading price for our common stock because investors often perceive disadvantages in owning stock in companies with controlling stockholders. Also, these stockholders, acting together, will be able to control our management and affairs and matters requiring stockholder approval, including the election of directors and the approval of significant corporate transactions, such as mergers, consolidations or the sale of substantially all of our assets. Consequently, this concentration of ownership may have the effect of delaying or preventing a change of control, including a merger, consolidation or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control, even if that change of control would benefit our other stockholders.

A significant portion of our total outstanding shares may be sold into the public market in the near future, which could cause the market price of our common stock to drop significantly, even if our business is doing well.

All of the shares sold in our initial public offering are freely tradable without restrictions or further registration under the federal securities laws, unless purchased by our “affiliates” as that term is defined in Rule 144 under the Securities Act of 1933, as amended, or the Securities Act. Substantially all the remaining shares of our outstanding common stock (37,754,226 shares of 43,849,226 shares outstanding as of February 25, 2011) will be eligible for sale in the public market beginning following the expiration in late March of the lock-up agreements relating to our initial public offering, subject in certain circumstances to the volume, manner of sale and other limitations under Rule 144. Additionally, we have registered all shares of our common stock that we may issue under our equity incentive plans. These shares can be freely sold in the public market upon issuance, unless pursuant to their terms these stock awards have transfer restrictions attached to them. Sales of a substantial number of shares of our common stock, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock.

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

Our amended and restated certificate of incorporation and our amended and restated bylaws that became effective upon the completion of our initial public offering contain provisions that could delay or prevent a change in control of our company. These provisions could also make it more difficult for stockholders to elect directors and take other corporate actions. These provisions include:

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

EXECUTIVE OFFICERS OF THE REGISTRANT

The following table provides the names, ages and offices of each of our executive officers as of February 25, 2011:

Name	Age	Position
Executive Officers:
John Melo	44	Director, President and Chief Executive Officer
Jeryl Hilleman	53	Chief Financial Officer
Peter Boynton	56	Chief Commercial Officer
Joel Cherry, Ph.D.	50	Senior Vice President, Research Programs and Operations
Paulo Diniz	53	Chief Executive Officer, Amyris Brasil S.A.
Jefferson Lievense, Ph.D.	56	Senior Vice President, Process Development and Manufacturing
Mario Portela	49	Chief Operating Officer
Neil Renninger, Ph.D.	36	Chief Technical Officer
James Richardson	44	Senior Vice President, Vertical Markets and Sales Operations
Tamara Tompkins	46	Senior Vice President, General Counsel and Secretary

Key Employees:
Jack Newman, Ph.D.	44	Senior Vice President, Research

John Melo

John Melo has served as our President and Chief Executive Officer and a director since January 2007 and our President since January 2008. Before joining Amyris, Mr. Melo served in various senior management positions at BP Plc (formerly British Petroleum), one of the world’s largest energy firms, from 1997 to 2006, most recently as President of U.S. Fuels Operations from 2004 until December 2006, and previously as Chief Information Officer of the refining and marketing segment from 2001 to 2003, Senior Advisor for e-business strategy to Lord Browne, BP Chief Executive, from 2000 to 2001, and Director of Global Brand Development from 1999 to 2000. Before joining BP, Mr. Melo was with Ernst & Young, an accounting firm, from 1996 to 1997, and a member of the management teams of several startup companies, including Computer Aided Services, a management systems integration company, and Alldata Corporation, a provider of automobile repair software to the automotive service industry. Mr. Melo currently serves on the board of directors of U.S. Venture, Inc. and KiOR, Inc. Mr. Melo’s experience as a senior executive at one of the world’s largest energy companies provides critical leadership in designing the fuels value chain, shaping strategic direction and business transactions, and in building teams to drive innovation.

Jeryl Hilleman

Jeryl Hilleman has served as our Chief Financial Officer since January 2008. Before joining Amyris, from 1997 to June 2007, she was Executive Vice President and Chief Financial Officer of Symyx Technologies, Inc., a research and development infrastructure company providing scientific software and research services to technology companies. Before Symyx, Ms. Hilleman worked with two biotechnology companies, Geron Corporation, a biopharmaceutical company, as Vice President, Finance from 1992 to 1997, and Cytel Corporation, a biopharmaceutical company, as Chief Financial Officer from 1987 to 1992. Ms. Hilleman holds a Bachelor of Arts degree in History from Brown University and a Master of Business Administration degree from the Wharton Graduate School of Business.

Peter Boynton

Peter P. Boynton has served as our Chief Commercial Officer since December 2009. Mr. Boynton joined Amyris from Tate & Lyle Plc, a global food and agricultural ingredients company, where he served in various positions from 1999 to December 2009, most recently as Senior Vice President, Bio-products and Fermentation. Previously, he held multiple positions at Cargill, Inc., a privately held food and agriculture company, from 1980 to 1998, lastly as Vice President NACM. Mr. Boynton holds a Bachelor of Science degree in Economics from the University of Georgia.

Joel Cherry, Ph.D.

Dr. Joel Cherry has served as our Senior Vice President of Research Programs and Operations since November 2008. Before joining Amyris, Dr. Cherry was Senior Director of Bioenergy Biotechnology at Novozymes, a biotechnology company focusing on development and manufacture of industrial enzymes from 1992 to November 2008. At Novozymes, he served in a variety of R&D scientific and management positions, including membership in Novozymes’ International R&D Management team, and as Principal Investigator and Director of the BioEnergy Project, a U.S. Department of Energy-funded $18 million effort initiated in 2000. Dr. Cherry holds a Bachelor of Arts degree in Chemistry from Carleton College and a Doctor of Philosophy degree in Biochemistry from the University of New Hampshire.

Paulo Diniz

Paulo Diniz joined us as the CEO of Amyris Brasil in March 2011. Prior to joining Amyris, Mr. Diniz served as Chief Financial Officer of Bunge Brasil S.A., a wholly owned subsidiary of Bunge Ltd., an agribusiness and food company, from April 2009 to November 2010. From 2003 to April 2009, Mr. Diniz was Chief Financial Officer and a member of the board of directors of Cosan S.A., a renewable energy company. He received a Master of Business Administration degree from IMD in Switzerland, a B. of Sc. degree in Production Engineering from USP in Brazil, and did post graduate work in human resources at INSEAD in France.

Jefferson Lievense, Ph.D.

Dr. Jefferson Lievense has served as our Senior Vice President of Process Development and Manufacturing since December 2007. Before joining Amyris, he was the Vice President of Technology and Process Development and served in other technology management positions for the Research and Development organization of Tate & Lyle Plc, a European food and agricultural ingredients company, from 1994 to November 2007. Prior to that, he was Vice President of Research and Operations and President of the Bio-Business Incubator of Michigan for Michigan Biotechnology Institute from 1993 to 1994, Director of Chemical Programs and Pathway Engineering for Genencor International from 1990 to 1993, and held various process engineering, research scientist and product management positions at Eastman Kodak Company from 1982 to 1989. Dr. Lievense holds a Bachelor of Science degree in Chemical Engineering from The University of Michigan and a Doctor of Philosophy degree in Chemical Engineering from Purdue University.

Mario Portela

Mario Portela joined us as our Chief Operating Officer in December 2009. He also serves as Chair of the Board of Directors of Amyris Brasil. He has also worked since December 2008 as an advisor to TPG Capital on strategy, mergers and acquisitions. From December 2007 to December 2008, Mr. Portela was Vice President and Officer, Corporate Development, with LyondellBasell Industries, a leading manufacturer of polymers, petrochemicals, fuels and technology licensing. He held a similar position with Lyondell Chemical Company from 2003 until its merger with Basell in December 2007. Mr. Portela holds a degree in Mechanical Engineering from the IMPE Institute in Lisbon, Portugal.

Neil Renninger, Ph.D.

Dr. Neil Renninger is a co-founder of Amyris and has served as our Chief Technical Officer since January 2008, and has also served as our Vice President of Development from 2003 to March 2007 and as our Senior Vice President of Development from March 2007 to January 2008. Dr. Renninger holds a Bachelor of Science degree in Chemical Engineering from the Massachusetts Institute of Technology, a Master of Science degree in Environmental Engineering and a Doctor of Philosophy degree in Chemical Engineering from the University of California, Berkeley.

James Richardson

James (Jim) Richardson joined us as our Senior Vice President of, Vertical Markets and Sales Operations in January 2011. Mr. Richardson joined Amyris from Chevron Corporation, an integrated energy company, where he served in various enterprise and corporate positions from 1988 to January 2011, most recently as its Manager, Republic of Congo NOJV Projects since September 2010. Previously, he served as General Manager, Strategy Development and Vice President of Portfolio Optimization for Chevron’s Global Lubricants division from February 2006 to November 2007 and General Manager of Chevron’s Latin America Lubricants division from November 2007 to October 2009. Immediately prior to his latest move in September 2010 Mr. Richardson served as Project Manager for Chevron’s involvement in the ongoing National Petroleum Council study into Future Transportation Fuels. Mr. Richardson holds a Bachelor of Engineering (1st Class) degree in Mining and Petroleum Engineering from the University of Strathclyde in Scotland.

Tamara Tompkins

Tamara Tompkins has served as our General Counsel since February 2005, Secretary since November 2005 and Senior Vice President since July 2007. Before joining Amyris, she practiced as an attorney at Morgan, Lewis & Bockius LLP, a law firm, from 2003 to February 2005. Previously, Ms. Tompkins worked as an attorney at Brobeck, Phleger & Harrison LLP, a law firm, from 1996 to 1999 and from 2000 to 2003, and Shearman & Stearling LLP, a law firm, from 1994 to 1996. From 1999 to 2000, she was the Director of the Berkeley Center for Law and Technology at the Boalt Hall School of Law. Ms. Tompkins holds a Bachelor of Arts degree in History from Middlebury College and a Juris Doctor degree from Georgetown University Law Center.

Key Employee

Jack Newman, Ph.D.

Dr. Jack Newman is a co-founder of Amyris and has served as our Senior Vice President of Research since July 2007, and also served as our Director, Biology from 2004 to June 2007. Dr. Newman holds a Bachelor of Arts degree in Molecular and Cell Biology from the University of California, Berkeley and a Doctor of Philosophy degree from the University of Wisconsin-Madison in the field of microbial physiology and gene regulation.

Our executive officers are elected by, and serve at the discretion of, our Board of Directors. There are no family relationships among any of our directors and executive officers.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

We lease approximately 136,000 square feet of space in two adjacent buildings in Emeryville, California, pursuant to two leases. Of this, we use approximately 91,000 square feet for general office purposes and lab space, and approximately 23,000 square feet comprise our pilot plant. The remaining 22,000 square feet is currently under construction and we expect to occupy it in the first quarter of 2011 for additional research and development and office space. In September 2010, our Board of Directors approved a plan to reoccupy the part of our headquarter facility that vacated in August 2009 as part of a restructuring effort. This reoccupied space is being used to meet our growth requirements. Our leases expire in May 2018 and we have an option to extend these leases for five years.

Amyris Brasil leases approximately 19,000 square feet of space in Campinas, Brazil, pursuant to two leases that will expire in May 2013 and June 30, 2014. Of this, approximately 9,000 square feet comprise a pilot plant and demonstration facility, and the remainder is general office and lab space. Amyris Brasil has a right of first refusal to purchase the space if the landlord elects to sell it and an option to extend the lease for five additional years.

Amyris Fuels has secured the use of ethanol and gasoline storage tanks with an aggregate capacity of 35,500 barrels at various locations in Virginia, North Carolina, South Carolina, Georgia and Tennessee. The agreements have initial terms ranging from approximately one to three years, and begin expiring in 2011. Upon expiration of the respective initial term, each agreement will continue for successive monthly or yearly terms until terminated by one of the parties.

We also use a small amount of office space in Oakbrook Terrace, Illinois.

We believe that our current facilities are suitable and adequate to meet our needs and that suitable additional space will be available to accommodate the foreseeable expansion of our operations.

ITEM 3.	LEGAL PROCEEDINGS

We are not involved in any legal proceedings that management believes will have a material adverse effect our business, results of operations, financial position or cash flows. We may, however, be involved, from time to time, in legal proceedings and claims arising in the ordinary course of our business. Such matters are subject to many uncertainties and there can be no assurance that legal proceedings arising in the ordinary course of business or otherwise will not have a material adverse effect on our business, results of operations, financial position or cash flows.

ITEM 4.	REMOVED AND RESERVED

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information for Common Stock

Our common stock commenced trading on the NASDAQ Global Market on September 28, 2010 under the symbol “AMRS” and currently trades on the NASDAQ Global Select Market under the same symbol. The following table sets forth the high and low per share sale prices of our common stock as reported on the NASDAQ Global Select Market during each of the previous two quarters.

	Price Range Per Share
	High	Low
Fiscal 2010
Fourth quarter	$27.50	$16.91
Third quarter (commencing September 28, 2010)	$17.44	$16.48

Holders

As of February 25, 2011, there were approximately 189 holders of record (not including beneficial holders of stock held in street names) of our common stock.

Dividend Policy

We have never declared or paid cash dividends on our capital stock. We currently intend to retain any future earnings and do not expect to declare or pay any dividends in the foreseeable future. Any further determination to pay dividends on our capital stock will be at the discretion of our Board of Directors and will depend on our financial condition, results of operations, capital requirements and other factors that our Board of Directors considers relevant. In addition, our equipment lease with TriplePoint Capital LLC and our letter of credit facility currently restrict our ability to pay dividends.

Securities Authorized for Issuance Under Equity Compensation Plans

See Item 12 of Part III of this Report regarding information about securities authorized for issuance under our equity compensation plans.

Performance Graph(1)

The following graph shows a comparison from September 28, 2010 through December 31, 2010 of cumulative total return on assumed investment of $100.00 in cash in our common stock, the S&P SmallCap Index and the NASDAQ Clean Edge Green Energy Index. Such returns are based on historical results and are not intended to suggest future performance. Data for the S&P SmallCap Index and the NASDAQ Clean Edge Green Energy Index assume reinvestment of dividends.

COMPARISON OF 3 MONTH CUMULATIVE TOTAL RETURN

Among Amyris, Inc., the S&P SmallCap 600 Index, and the NASDAQ Clean Edge Green Energy Index

	9/28/2010	10/29/2010	11/30/2010	12/31/2010
Amyris, Inc.	$100	$104	$125	$162
S&P SmallCap 600 Index	$100	$104	$108	$116
NASDAQ Clean Edge Green Energy Index	$100	$103	$105	$109

(1)

This performance graph shall not be deemed “soliciting material” or to be “filed” with the SEC for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, or otherwise subject to the liabilities under that Section, and shall not be deemed incorporated by reference into any filing of Amyris, Inc. under the Securities Act of 1933, as amended.

Recent Sales of Unregistered Securities

During year ended December 31, 2010, we issued and sold an aggregate of 60,883 shares of our common stock to certain of our employees, former employees, directors, consultants and other service providers upon the exercise of options and stock purchase rights granted by us under our 2005 Stock Option/Stock Issuance Plan, with exercise prices ranging from $9.32 to $23.95 per share for an aggregate exercise of $242,000. No underwriters were involved in the foregoing sales of securities. These issuances and sales were undertaken in reliance upon the exemption from registration requirements of Rule 701 promulgated under Section 3(b) of the Securities Act of 1933, as amended, or Securities Act, as transactions pursuant to compensatory benefit plans and contracts relating to compensation as provided under Rule 701.

In January 2010, we issued warrants to purchase 49,157 shares of our Series C preferred stock at an exercise price of $12.46 per share to Advanced Equities Financial Corp.

In March 2010, we sold 2,724,766 shares of our Series C-1 preferred stock at $17.56 per share for an aggregate purchase price of approximately $47.8 million to Maxwell (Mauritius) Pte Ltd.

In March 2010, Amyris Brasil issued and sold 853,333 shares of Amyris Brasil to investors in exchange for BR$3.0 million.

In May 2010, Amyris Brasil issued and sold 1,111,111 shares of Amyris Brasil to an investor in exchange for BR$10.0 million.

In June 2010, we sold 7,101,548 shares of our Series D preferred stock at $18.75 per share, for an aggregate purchase price of approximately $133.2 million, to Total Gas & Power USA, SAS.

During the year 2010, we issued 176,272 shares of our common stock to an advisor as compensation for ongoing advisory services.

No underwriters were involved in the foregoing sales of securities. These shares were issued in private transactions pursuant to Section 4(2) of the Securities Act. The recipients of these shares of common stock acquired the shares for investment purposes only and without intent to resell, were able to fend for themselves in these transactions, and were accredited investors as defined in Rule 501 of Regulation D promulgated under Section 3(b) of the Securities Act, and appropriate restrictions were set out in the agreements for, and stock certificates issued in, these transactions. These stockholders had adequate access, through their relationships with us, to information about us.

Use of Proceeds

Our initial public offering of common stock was effected through a Registration Statement on Form S-1 (File No. 333-164593) that was declared effective by the SEC on September 27, 2010. The net offering proceeds to us, after deducting underwriting discounts and commissions and offering costs, were approximately $85.5 million. Of the net proceeds, as of December 31, 2010, approximately $5.1 million has been used for capital expenditures, including deposits on capital expenditures, and approximately $1.1 million has been used for debt reduction and payment of capital lease obligations. At December 31, 2010, the remainder of the net proceeds was invested in short-term, interest-bearing investment grade securities. We expect that our use of the net proceeds from the initial public offering will conform to the intended use of proceeds as described in our initial public offering prospectus dated September 27, 2010.

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA

The selected consolidated statement of operations data for the years ended December 31, 2010, 2009, 2008, 2007 and 2006 and the selected consolidated balance sheet data as of December 31, 2010 and 2009 are derived from our audited Consolidated Financial Statements, appearing elsewhere in this report. The historical results presented below are not necessarily indicative of financial results to be achieved in future periods. You should read the following selected consolidated financial data in conjunction with “Management’s Discussion Analysis of Financial Condition and Results of Operations” and our Consolidated Financial Statements and related Notes included in Item 8 of this report.

	Years Ended December 31,
	2010	2009	2008	2007	2006
	(In Thousands, Except share and Per Share Amounts)
Consolidated Statement of Operations Data:
Revenues
Product sales	$68,664	$61,689	$10,680	$—	$—
Grants and collaborations revenue	11,647	2,919	3,212	6,184	4,002

Total revenues	80,311	64,608	13,892	6,184	4,002

Cost and operating expenses
Cost of product sales	70,515	60,428	10,364	—	—
Research and development(1)	55,249	38,263	30,306	8,662	3,633
Sales, general and administrative(1)	40,393	23,558	16,622	10,522	2,787
Restructuring and asset impairment (income) charges	(2,061)	5,768	—	—	—

Total cost and operating expenses	164,096	128,017	57,292	19,184	6,420

Loss from operations	(83,785)	(63,409)	(43,400)	(13,000)	(2,418)
Other income (expense):
Interest income	1,540	448	1,378	1,178	213
Interest expense	(1,443)	(1,218)	(377)	(28)	—
Other income (expense), net	898	(621)	(144)	76	36

Total other income (expense)	995	(1,391)	857	1,226	249

Loss before income taxes	(82,790)	(64,800)	(42,543)	(11,774)	(2,169)
Benefit from income taxes	—	—	207	—	354

Net loss	$(82,790)	$(64,800)	$(42,336)	$(11,774)	$(1,815)
Loss attributable to noncontrolling interest	920	341	472	—	—

Net loss attributable to Amyris, Inc.	$(81,870)	$(64,459)	$(41,864)	$(11,774)	$(1,815)
Deemed dividend related to the beneficial conversion feature of Series D convertible preferred stock and conversion of Amyris Brasil S.A. shares held by third parties	(42,009)	—	—	—	—

Net loss attributable to Amyris, Inc. common stockholders	$(123,879)	$(64,459)	$(41,864)	$(11,774)	$(1,815)

Net loss per share attributable to common stockholders basic and diluted	$(8.35)	$(13.56)	$(9.91)	$(3.28)	$(0.60)

Weighted-average shares of common stock outstanding used in computing net loss per share of common stock, basic and diluted	14,840,253	4,753,085	4,223,533	3,592,932	3,049,761

(1)	Includes stock-based compensation expense.

	As of December 31,
	2010	2009	2008	2007	2006
	(In Thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents, investments and restricted cash	$257,933	$71,716	$52,888	$45,862	$6,706
Working capital	$242,818	$51,062	$32,356	$31,045	$2,287
Total assets	$357,453	$122,159	$98,823	$50,889	$8,580
Total indebtedness(1)	$12,590	$20,608	$6,747	$655	$—
Convertible preferred stock warrant liability	$—	$2,740	$2,132	$—	$—
Convertible preferred stock	$—	$179,651	$121,436	$58,126	$6,397
Redeemable noncontrolling interest	$—	$5,506	$—	$—	$—
Total equity (deficit)	$307,548	$(113,745)	$(52,143)	$(13,301)	$(2,301)

(1)

Total indebtedness as of December 31, 2010 and 2009 includes $5.9 million and $7.2 million, respectively, in capital lease obligations, $5.7 million and $4.0 million, respectively, in notes payable, $1.0 million and $1.0 million, respectively, in loan payable, and zero and $8.3 million, respectively, in credit facility (see Note 5 and Note 6 to our Consolidated Financial Statements).

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are building an integrated renewable products company to provide sustainable alternatives to a broad range of petroleum-sourced products used in specialty chemical and transportation fuel markets worldwide. We do this by applying our industrial synthetic biology technology platform to modify microorganisms, primarily yeast, to function as living factories in established fermentation processes to convert plant-sourced sugars into a variety of hydrocarbon molecules that can serve as, flexible building blocks to be used in a wide range of products.

We were incorporated in 2003 and commenced research, development, marketing and administrative activities in 2005. To further develop our business we have established two subsidiaries, Amyris Brasil S.A., which oversees the establishment and expansion of our production in Brazil, and Amyris Fuels LLC, which we believe will help us to develop fuel distribution capabilities in the U.S. Amyris Fuels currently generates revenue from the sale of ethanol and ethanol blended gasoline to wholesale customers through a network of terminals primarily in the southeastern U.S.

While our technology enables us to design yeast and other microorganisms to produce many different kinds of molecules, our current priority is the commercialization and production of one such molecule, Biofene, and its derivatives for sale in a range of specialty chemical applications within the following six identified markets: cosmetics, lubricants, flavors and fragrances, polymers, consumer products and transportation fuels.

In April 2010 we entered into a definitive agreement with Usina São Martinho, one of the largest sugar and ethanol producers in Brazil, to establish a joint venture entity that intends to construct and operate the first commercial plant dedicated to the production of Amyris renewable products. Usina São Martinho will share a portion of the costs associated with this construction. We expect the construction of this plant to be completed in the second quarter of 2012. In addition to this agreement, we have entered into non-binding letters of intent with three other Brazilian sugar and ethanol producers: Bunge, Cosan and Açúcar Guarani, to produce our products. Usina São Martinho also has the right to produce Amyris products at a second facility. We expect to work with these producers to build new, “bolt-on” facilities adjacent to their existing mills instead of building entirely new “greenfield” facilities, thereby reducing the capital required to establish and scale our production.

In June 2010, we entered into a collaboration agreement with Total. This agreement provides for joint collaboration on the development of products through the use of our synthetic biology platform. In connection with this agreement, Total invested $133.2 million in our equity, which represents approximately 22% of our outstanding shares as of December 31, 2010. In addition, Total received the right to appoint a Total representative to our Board of Directors. In November 2010, Philippe Boisseau, President of Total’s Gas & Power division, joined our Board of Directors. At the end of the second quarter of 2010, we recorded a deferred charge asset of $27.9 million associated with the Total investment. This deferred charge asset resulted from the difference between a third party valuation of our stock and the price paid by Total. This deferred charge asset will be offset against future revenue earned under arrangements with Total. As of December 31, 2010, approximately $0.3 million of this deferred charge asset has been booked as a reduction in other assets.

To support our goal of commencing commercial production of Biofene in 2011, we entered into contract manufacturing agreements in June 2010 with Biomin and in November 2010 with Tate & Lyle. We are providing certain equipment to these producers to enable their production of Biofene. In January 2011, we also entered into a production service agreement, under which, Glycotech will perform finishing steps to convert Biofene into squalane, industrial lubricants and other final products. We may seek to enter into additional contract manufacturing arrangements as an efficient way to ramp our near-term production. We expect to work with third parties specializing in particular industries to convert Biofene by simple chemical processes and to sell it initially primarily in the forms of squalane, industrial lubricants and other final products.

To commercialize our initial product, squalane, for sale to cosmetics companies for use as a moisturizing ingredient in the cosmetics and other personal care products, we entered into a marketing and distribution agreement with Soliance, a leading provider of ingredients to the cosmetics industry based in the Champagne-Ardenne region of France, in June 2010. For the industrial lubricants market, we entered into an agreement with Cosan to establish a joint venture for the worldwide development, production and commercialization of renewable base oils.

We have also entered into agreements for the sale of Biofene and its derivatives directly to customers, including with P&G for use in cleaning products, with M&G for use in plastics and with Shell for our renewable diesel. In addition, in November 2010, we executed a collaboration and joint development agreements with Firmenich for the development and commercialization of a non- Biofene molecule that is widely used in the production of fragrances. Production and sale of our products pursuant to any of these relationships will depend on the achievement of contract-specific technical, development and commercial milestones.

Since inception through December 31, 2010, we have recognized $171.8 million in revenue, primarily from the sale of ethanol and reformulated ethanol-blended gasoline by our Amyris Fuels subsidiary. As of December 31, 2010, we had an accumulated deficit of $202.3 million.

Initial Public Offering

On September 27, 2010, our registration statement on Form S-1 relating to our initial public offering (“IPO”) was declared effective by the SEC. The IPO closed on September 30, 2010, at which time we sold 5,300,000 shares of our common stock and received cash proceeds of $78.9 million from this transaction, net of underwriting discounts and commissions, and in October 2010 we subsequently sold an additional 795,000 shares to the underwriters pursuant to their over-allotment option, raising an additional $11.8 million of net proceeds. We incurred offering costs of $5.2 million related to the offering. The shares of Series D preferred stock purchased by Total prior to the IPO had a variable conversion rate into our common stock that depended on the price of the IPO. As a result of this conversion feature as well as the conversion of shares of Amyris Brasil held by other investors, we recorded a one-time beneficial conversion feature of $42.0 million upon the completion of the IPO that impacted earnings per share for the year ended December 31, 2010.

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

We believe the following critical accounting policies involve significant areas of management’s judgments and estimates in the preparation of our financial statements.

Revenue Recognition

We currently recognize revenues from the sale of ethanol and reformulated ethanol-blended gasoline, from the delivery of collaborative research services and from government grants. Revenues are recognized when all of the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the fee is fixed or determinable and collectability is reasonably assured.

If sales arrangements contain multiple elements, we evaluate whether the components of each arrangement represent separate units of accounting. We have determined that all of our revenue arrangements should be accounted for as a single unit of accounting. Application of revenue recognition standards requires subjective determination and requires management to make judgments about the fair values of each individual element and whether it is separable from other aspects of the contractual relationship.

For each source of revenues, we apply the above revenue recognition criteria in the following manner:

Product Sales

We sell ethanol under short-term agreements and in spot transactions at prevailing market prices. Revenues are recognized, net of discounts and allowances, once passage of title and risk of loss have occurred, provided all other revenue recognition criteria have also been met.

Shipping and handling costs charged to customers are recorded as revenues. Shipping costs are included in cost of product revenues. Such charges were not significant in any of the periods presented.

Grants and Collaborative Research Services

Revenues from collaborative research services are recognized as the services are performed consistent with the performance requirements of the contract. In cases where the planned levels of research services fluctuate over the research term, we recognize revenues using the proportionate performance method based upon actual efforts to date relative to the amount of expected effort to be incurred by us. When up-front payments are received and the planned levels of research services do not fluctuate over the research term, revenues are recorded on a ratable basis over the arrangement term, up to the amount of cash received. When up-front payments are received and the planned levels of research services fluctuate over the research term, revenues are recorded using the proportionate performance method, up to the amount of cash received. Where arrangements include milestones that are determined to be substantive and at risk at the inception of the arrangement, revenues are recognized upon achievement of the milestone and is limited to those amounts whereby collectability is reasonably assured.

Government grants are made pursuant to agreements that generally provide cost reimbursement for certain types of expenditures in return for research and development activities over a contractually defined period. Revenues from government grants are recognized in the period during which the related costs are incurred, provided that the conditions under which the government grants were provided have been met and only perfunctory obligations are outstanding.

Consolidations

We have interests in certain joint venture entities that are variable interest entities (“VIE”). Determining whether to consolidate a variable interest entity may require judgment in assessing (i) whether an entity is a variable interest entity and (ii) if we are the entity’s primary beneficiary and thus required to consolidate the entity. To determine if we are the primary beneficiary of a VIE, we evaluate whether we have (i) the power to direct the activities that most significantly impact the VIE’s economic performance and (ii) the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. Our evaluation includes identification of significant activities and an assessment of our ability to direct those activities based on governance provisions and arrangements to provide or receive product and process technology, product supply, operations services, equity funding and financing and other applicable agreements and circumstances. Our assessment of whether we are the primary beneficiary of our VIEs requires significant assumptions and judgment.

Impairment of Long-Lived Assets

We assess impairment of long-lived assets, which include property and equipment, on at least an annual basis and test long-lived assets for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to, significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; or expectations that the asset will more likely than not be sold or disposed of significantly before the end of its estimated useful life.

Recoverability is assessed based on the fair value of the asset, which is calculated as the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset. An impairment loss is recognized in the consolidated statements of operations when the carrying amount is determined to be not recoverable and exceeds fair value, which is determined on a discounted cash flow basis.

We make estimates and judgments about future undiscounted cash flows and fair values. Although our cash flow forecasts are based on assumptions that are consistent with our plans, there is significant exercise of judgment involved in determining the cash flow attributable to a long-lived asset over its estimated remaining useful life. Our estimates of anticipated cash flows could be reduced significantly in the future. As a result, the carrying amounts of our long-lived assets could be reduced through impairment charges in the future.

Stock-Based Compensation

We recognize compensation expense related to stock-based transactions, including the awarding of employee stock options, based on the grant date estimated fair value. We amortize the fair value of the employee stock options on a straight-line basis over the requisite service period of the award, which is generally the vesting period.

We account for stock options issued to nonemployees based on the estimated fair value of the awards using the Black-Scholes option pricing model. We account for restricted stock units issued to nonemployees based on the estimated fair value of our common stock. The measurement of stock based compensation is subject to periodic adjustments as the underlying equity instruments vest, and the resulting change in value, if any, is recognized in our consolidated statement of operations during the period the related services are rendered. There is inherent uncertainty in these estimates and if different assumptions had been used, the fair value of the equity instruments issued to nonemployee consultants could have been significantly different.

In future periods, our stock-based compensation expense is expected to increase as a result of our existing unrecognized stock-based compensation still to be recognized and as we issue additional stock-based awards in order to attract and retain employees and nonemployee consultants.

Significant Factors, Assumptions and Methodologies Used In Determining Fair Value

We utilize the Black-Scholes option pricing model to estimate the fair value of our share-based payment awards. The Black-Scholes option pricing model requires inputs such as the expected term of the grant, expected volatility and risk-free interest rate. Further, the forfeiture rate also affects the amount of aggregate compensation that we are required to record as an expense. These inputs are subjective and generally require significant judgment.

The fair value of employee stock options was estimated using the following weighted-average assumptions:

	Years Ended December 31,
	2010	2009	2008
Expected dividend yield	0%	0%	0%
Risk-free interest rate	2.5%	2.80%	3.20%
Expected term (in years)	6	6	6
Expected volatility	96%	97%	70%

Our expected term is derived from a comparable group of publicly listed companies that has a similar industry, life cycle, revenue, and market capitalization.

Our expected volatility is derived from the historical volatilities of comparable group of publicly listed companies within our industry over a period equal to the expected term of our options because we do not yet have a long trading history to use for calculating the volatility of our own common stock.

Our risk-free interest rate is the market yield currently available on United States Treasury securities with maturities approximately equal to the option’s expected term.

Our expected dividend yield was assumed to be zero as we have not paid, and do not anticipate paying, cash dividends on our shares of common stock.

We estimate our forfeiture rate based on an analysis of our actual forfeitures and will continue to evaluate the appropriateness of the forfeiture rate based on actual forfeiture experience, analysis of employee turnover and other factors. Quarterly changes in the estimated forfeiture rate can have a significant effect on reported stock-based compensation expense, as the cumulative effect of adjusting the rate for all expense amortization is recognized in the period the forfeiture estimate is changed. If a revised forfeiture rate is higher than the previously estimated forfeiture rate, an adjustment is made that will result in a decrease to the stock-based compensation expense recognized in the consolidated financial statements. If a revised forfeiture rate is lower than the previously estimated forfeiture rate, an adjustment is made that will result in an increase to the stock-based compensation expense recognized in the consolidated financial statements.

We will continue to use judgment in evaluating the expected term, volatility and forfeiture rate related to our own stock-based compensation on a prospective basis and incorporating these factors into the Black-Scholes option pricing model.

Each of these inputs is subjective and generally requires significant management and director judgment to determine. If, in the future, we determine that another method for calculating the fair value of our stock options is more reasonable, or if another method for calculating these input assumptions is prescribed by authoritative guidance, and, therefore, should be used to estimate expected volatility or expected term, the fair value calculated for our employee stock options could change significantly. Higher volatility and longer expected terms generally result in an increase to stock-based compensation expense determined at the date of grant.

Income Taxes

We are subject to income taxes in both the U.S. and foreign jurisdictions, and we use estimates in determining our provisions for income taxes. We use the liability method of accounting for income taxes, whereby deferred tax assets or liability account balances are calculated at the balance sheet date using current tax laws and rates in effect for the year in which the differences are expected to affect taxable income.

Recognition of deferred tax assets is appropriate when realization of such assets is more likely than not. We recognize a valuation allowance against our net deferred tax assets if it is more likely than not that some portion of the deferred tax assets will not be fully realizable. This assessment requires judgment as to the likelihood and amounts of future taxable income by tax jurisdiction. At December 31, 2010, we had a full valuation allowance against all of our deferred tax assets.

Effective January 1, 2007, we adopted ASC 740-10 to account for uncertain tax positions. As of December 31, 2010, 2009 and 2008, our total unrecognized tax benefits were $1.7 million, $1.0 million and $0.6 million, respectively, of which none of the tax benefits, if recognized, would affect the effective income tax rate due to the valuation allowance that currently offsets deferred tax assets. We do not anticipate the total amounts of unrecognized income tax benefits will significantly increase or decrease in the next 12 months.

We assess all material positions taken in any income tax return, including all significant uncertain positions, in all tax years that are still subject to assessment or challenge by relevant taxing authorities. Assessing an uncertain tax position begins with the initial determination of the position’s sustainability and is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. As of each balance sheet date, unresolved uncertain tax positions must be reassessed, and we will determine whether (i) the factors underlying the sustainability assertion have changed and (ii) the amount of the recognized tax benefit is still appropriate. The recognition and measurement of tax benefits requires significant judgment. Judgments concerning the recognition and measurement of a tax benefit might change as new information becomes available.

Results of Operations

Comparison of Year Ended December 31, 2010 to Year Ended December 31, 2009

Revenues

	Years Ended December 31,		Year-to Year Change	Percentage Change
	2010	2009
	(Dollars in thousands)
Revenues
Product sales	$68,664	$61,689	$6,975	11%
Grants and collaborations revenue	11,647	2,919	8,728	299%

Total revenues	$80,311	$64,608	$15,703	24%

Our total revenue increased by $15.7 million to $80.3 million in 2010 from $64.6 million in 2009. The increase of $8.7 million in grants and collaborative revenue was primarily the result of $9.5 million in revenue recognized from our DOE grant in 2010 compared to no revenue from government grants in the prior year, partially offset by $0.8 million decline in collaborations revenue over the prior year. Revenue from product sales increased by $7.0 million to $68.7 million in sales of ethanol and reformulated ethanol-blended gasoline purchased from third parties in year ended December 31, 2010, resulting primarily from an increase in gallons sold over the prior year and from an increase in average selling price per gallon. We sold 20.6 million gallons of ethanol in 2010 compared to 29.9 million gallons in 2009 and 12.4 million gallons of reformulated ethanol-blended gasoline in 2010 compared to no reformulated ethanol-blended gasoline sales in the prior year.

Cost and Operating Expenses

	Years Ended December 31,		Year-to Year Change	Percentage Change
	2010	2009
	(Dollars in thousands)
Cost of product sales	$70,515	$60,428	$10,087	17%
Research and development	55,249	38,263	16,986	44%
Sales, general and administrative	40,393	23,558	16,835	71%
Restructuring and asset impairment (income) charges	(2,061)	5,768	(7,829)	(136%)

Total cost and operating expenses	$164,096	$128,017	$36,079	28%

Cost of Product Sales

Our cost of product sales increased by $10.1 million to $70.5 million in 2010 compared to the prior year resulting from higher product volume and an increase in product cost per gallon.

Research and Development Expenses

Our research and development expenses increased by $17.0 million to $55.2 million in 2010 compared to the prior year, primarily the result of an $8.7 million increase in personnel-related expenses associated with headcount growth, bonus expenses and higher stock-based compensation, a $3.8 million increase in outside consulting expenses associated with increased development activities and $3.5 million in higher overhead costs associated with increased headcount and development activities. Research and development expenses included stock-based compensation expense of $2.2 million in 2010 compared to $0.8 million in 2009.

Sales, General and Administrative Expenses

Our sales, general and administrative expenses increased by $16.8 million to $40.4 million in 2010 compared to the prior year, primarily the result of a $10.9 million increase in personnel-related costs associated with higher stock based compensation, headcount growth and higher bonus expenses, a $1.8 million increase in professional service expense related primarily to higher legal cost to support business development and higher accounting fees and a $1.0 million increase in recruitment and relocation expenditures associated with headcount increase. Sales, general and administrative expenses included stock-based compensation of $8.3 million compared to $2.5 million in 2009.

Restructuring and Asset Impairment (Income) Charges

In June 2009, we initiated a restructuring plan to reduce our cost structure. The restructuring plan resulted in the consolidation of our headquarter facility located in Emeryville, California, which is under an operating lease. We ceased using a certain part of our headquarter facility in August 2009 and recorded approximately $5.4 million of restructuring charges associated with the facility lease costs after the operations ceased. In addition, as a result of the consolidation of the headquarter facility, we recorded approximately $3.1 million related to asset impairments and reversed $2.7 million related to deferred rent associated with the leased facility.

In September 2010, our Board of Directors approved our plan to reoccupy the part of our headquarter facility which was previously the subject of the 2009 restructuring. This reoccupied space will be used to meet our expansion requirements. As a result, we reversed approximately $4.6 million of our restructuring liability that had been accrued in connection with the 2009 restructuring and recognized an income from restructuring of $2.1 million during the year ended December 31, 2010.

Other Income (Expense)

	Years Ended December 31,		Year-to Year Change	Percentage Change
	2010	2009
	(Dollars in thousands)
Other income (expense):
Interest income	$1,540	$448	$1,092	244%
Interest expense	(1,443)	(1,218)	(225)	18%
Other income (expense), net	898	(621)	1,519	(245%)

Total other income (expense)	$995	$(1,391)	$2,386	(172%)

Total other income (expense) increased by approximately $2.4 million to $1.0 million in 2010 compared to the prior year. The increase related primarily to an increase in other income, net of approximately $1.5 million and to higher interest income of $1.1 million associated with higher cash and investment balances, partially offset by higher interest expense of $0.2 million associated with higher debt balances. The $1.5 million increase in other income, net is primarily the result of $1.6 million gain in fair value of our convertible preferred stock warrants which was reclassified to stockholders’ equity in the third quarter of 2010 upon conversion at the time of our IPO to common stock warrants.

Deemed Dividend

The deemed dividend in the year ended December 31, 2010 was related to the charges incurred with the one-time beneficial conversion feature of the Series D convertible preferred stock of $39.3 million and to the one-time beneficial conversion feature related to the conversion of Amyris Brasil S.A. shares of $2.7 million, each of which converted into Amyris Inc. common stock at the time of the IPO. The deemed dividend was recorded at the closing of the IPO and impacted earnings per share for the year ended December 31, 2010.

Comparison of Year Ended December 31, 2009 to Year Ended December 31, 2008

Revenues

	Years Ended December 31,		Year-to Year Change	Percentage Change
	2009	2008
	(Dollars in thousands)
Revenues
Product sales	$61,689	$10,680	$51,009	478%
Grants and collaborations revenue	2,919	3,212	(293)	(9%)

Total revenues	$64,608	$13,892	$50,716	365%

Our total revenues increased by $50.7 million to $64.6 million in 2009 from $13.9 million in 2008. The increase was primarily the result of the $51.0 million increase in sales of ethanol purchased from third parties to $61.7 million in 2009 from $10.7 million in 2008, as we commenced our ethanol trading business in the second half of 2008. We sold 29.9 million gallons of ethanol in 2009 compared to 4.7 million gallons in 2008, as we had an increase in the number of customers and accessed additional terminal space in 2009.

Revenues from grants and collaborative research services were relatively flat in 2009 compared to 2008. Grants and collaboration revenues in 2009 included $1.6 million for contracted research services focused on strain improvement performed on behalf of Sanofi Chimie. Additionally, 2009 grants and collaborative research services included $1.3 million related to the completion of our work under an agreement with One World Health and sanofi-aventis related to the anti-malaria product. Grants and collaborations revenues in 2008 included $3.0 million associated with the same agreement.

Cost and Operating Expenses

	Years Ended December 31,		Year-to Year Change	Percentage Change
	2009	2008
	(Dollars in thousands)
Cost of product sales	$60,428	$10,364	$50,064	483%
Research and development	38,263	30,306	7,957	26%
Sales, general and administrative	23,558	16,622	6,936	42%
Restructuring and asset impairment (income) charges	5,768	—	5,768	nm

Total cost and operating expenses	$128,017	$57,292	$70,725	123%

nm = not meaningful

Cost of Product Sales

Our cost of product sales increased by $50.1 million in 2009, primarily due to higher volumes of ethanol sales.

Research and Development Expenses

Our research and development expenses increased by $8.0 million in 2009 over 2008, primarily the result of $5.0 million in additional expenses from a full year of facility-related expenses and depreciation costs for our headquarters, that includes lab and office space, and our pilot plant in Emeryville, California, both of which we occupied in the second and third quarter of 2008, respectively, and the growth of our operations in Brazil. Our 2009 research and development expenses also included facility-related expenses and depreciation costs relating to our pilot plant and demonstration facility in Campinas, Brazil, that opened in 2009. The increase was also attributable to increased personnel-related expenses of $4.3 million, due in part to an increase in research and development personnel in Brazil associated with the expansion of the Brazil operations. These increases were offset in part by lower professional services fees of $1.5 million incurred in 2009 compared to 2008 when we used consultants to facilitate our research efforts. Research and development expenses included stock-based compensation expense of $0.8 million and $0.6 million during 2009 and 2008, respectively.

Sales, General and Administrative Expenses

Our sales, general and administrative expenses increased by $6.9 million in 2009 primarily as a result of increased personnel-related expenses of $3.0 million, and higher consulting and professional fees of $3.1 million. The increase in consulting and professional fees was due to the expansion of our Brazilian operations and the use of consultants to negotiate other contracts during the year in addition to consulting costs associated with the initial design work for a commercial production facility in Brazil. To a lesser extent, the increase was due to an increase in depreciation costs due to leasehold improvements associated with a full year of depreciation for our headquarters in Emeryville, California. Sales, general and administrative expenses included stock-based compensation expense of $2.5 million and $1.4 million during 2009 and 2008, respectively.

Restructuring and Asset Impairment Charges

Restructuring and asset impairment charges were $5.8 million and consisted primarily of non-cash charges related to consolidation of our headquarters in a single facility in Emeryville, California, and asset impairment charges related to the vacated facility in 2009. These costs represent future rent expense, write off of leasehold improvements and the reversal of deferred rent associated with the leased facility.

Other Income (Expense)

	Years Ended December 31,		Year-to Year Change	Percentage Change
	2009	2008
	(Dollars in thousands)
Other income (expense):
Interest income	$448	$1,378	$(930)	(67%)
Interest expense	(1,218)	(377)	(841)	223%
Other income (expense), net	(621)	(144)	(477)	331%

Total other income (expense)	$(1,391)	$857	$(2,248)	(262%)

Interest Income

Interest income decreased by $0.9 million in 2009. The decrease was a result of lower interest rates, partially offset by higher average investment balances.

Interest Expense

Interest expense increased by $0.8 million in 2009. The increase resulted primarily from higher outstanding principal balances on our capital leases in 2009 compared to 2008.

Other Income (Expense), Net

Other income (expense), net increased by $0.5 million in 2009 primarily due to higher expense related to the increase in the fair value of our convertible preferred stock warrants.

Liquidity and Capital Resources

	December 31,
	2010	2009
	(Dollars in thousands)
Working capital	$242,818	$51,062
Cash and cash equivalents and short-term investments	$257,933	$67,210

	Years Ended December 31,
	2010	2009	2008
	(Dollars in thousands)
Net cash used in operating activities	$(64,577)	$(45,718)	$(38,879)
Net cash used in investing activities	$(79,405)	$(25,422)	$(14,660)
Net cash provided by financing activities	$266,687	$71,473	$67,979

As of December 31, 2010, we had cash, cash equivalents and short-term investments of $257.9 million compared to $67.2 million as of December 31, 2009. During 2010, we received $184.4 million from the issuance of Series C, C-1 and D Convertible Preferred Stock and net proceeds of $86.0 million from the IPO, net of underwriters’ discounts and commission and offering costs paid. As of December 31, 2010, we had total debt, including capital lease obligations, of $12.6 million. In addition, we had total borrowing capacity of $13.2 million of which $5.9 million was under our revolving credit facility and $7.3 million was under our uncommitted facility letter, or Credit Agreement, which we currently utilize in connection with our Amyris Fuels business.

In 2010, we were awarded a $24.3 million “Integrated Bio-Refinery” grant from the DOE. Under this grant, we are required to fund an additional $10.6 million in cost sharing expenses. According to the terms of the DOE grant, we are required to maintain a cash balance of $8.7 million, calculated as a percentage of the total project costs, to cover potential contingencies and cost overruns. These funds are not legally restricted but they must be available and unrestricted during the term of the project. Our obligation for this cost share is contingent on reimbursement for project costs incurred. During 2010, we recognized $9.5 million in revenue under this grant, of which $7.6 million was received as of December 31, 2010.

In August 2010, we were appointed as a subcontractor to National Renewable Energy Laboratory (NREL) under a DOE grant awarded to NREL. We have the right to be reimbursed for up to $3.9 million and are required to fund an additional $1.5 million in cost sharing expenses. During 2010, we recognized $0.1 million in revenue under this grant, of which zero was received as of December 31, 2010.

We expect to make substantial capital expenditures for the Usina São Martinho joint venture facility through the completion of construction, currently scheduled for the second quarter of 2012. Usina São Martinho is required to reimburse us for a portion of these costs within one year following the commencement of operations at the joint venture facility. During 2011 we also expect to incur additional fees associated with engineering design plans that we expect to use for our joint venture and to make other capital expenditures for capital equipment purchases associated with contract manufacturing. Additionally, we anticipate capital expenditures for research and scale-up equipment and tenant improvements in 2011.

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

We believe that our existing cash, cash equivalents, and short-term investments as of December 31, 2010 will be sufficient to fund our operations and other capital expenditures for at least the next 12 months.

FINEP Credit Facility. On November 10, 2010, we entered into a credit facility (“FINEP Credit Facility”) with Financiadora de Estudos e Projetos (“FINEP”), a state-owned company subordinated to the Brazilian Ministry of Science and Technology. This FINEP Credit Facility was extended to partially fund expenses related to our research and development project on sugarcane-based biodiesel (“FINEP Project”) and provides for loans of up to an aggregate principal amount of R$6.4 million Brazilian reais (approximately $3.9 million based on the exchange rate at December 31, 2010) which is guaranteed by a chattel mortgage on certain of our equipment as well as bank letters of guarantee. Upon compliance with certain terms and conditions under the FINEP Credit Facility, four tranches of the loan will become available to us for withdrawal. There were no amount outstanding as of December 31, 2010 under the FINEP Credit Facility. The first disbursement of approximately R$1.8 million Brazilian reais was received on February 11, 2011 and the next three disbursements will each be approximately R$1.6 million Brazilian reais.

Interest on loans drawn under this credit facility is fixed at 5% per annum. In case of default or non-compliance to the terms of the agreement the interest on loans shall be dependent on the long-term interest rate as published by the Central Bank of Brazil (“TJLP”). If the TJLP at the time of default is greater than 6%, then the interest will be 5% + TJLP adjustment factor, otherwise the interest will be at 11% per annum. In addition, a fine of up to 10% shall apply to the amount of obligation in default. Interest on late balance shall be 1% interest per month, levied on the overdue amount. Payment of the outstanding loan balance will be made in 81 monthly installments which will commence in July 2012 and extend through March 2019. Interest on loans drawn and other charges will be paid on a monthly basis commencing on the month following the receipt of the first tranche.

The FINEP Credit Facility contains the following significant terms and conditions

•

We will share with FINEP the costs associated with the FINEP Project. At a minimum, we will contribute approximately R$14.5 million Brazilian reais ($8.7 million based on the exchange rate at December 31, 2010) of which R$11.1 million Brazilian reais should have been contributed prior to the release of the second tranche;

•

After the release of the first tranche, prior to any subsequent drawdown from the FINEP Credit Facility, we must provide bank letters of guarantee of up to R$3.3 million Brazilian reais in aggregate (approximately $2.0 million based on the exchange rate at December 31, 2010);

•	Amounts released from the FINEP Credit Facility must be completely used by us towards the FINEP Project within 30 months after the contract execution.

Revolving Credit Facility. In December 2010 we established a revolving credit facility which provides for loans and standby letters of credit of up to an aggregate principal amount of $10.0 million with a sublimit of $5.0 million on the standby letters of credit. Interest on loans drawn under this revolving credit facility will be equal to (i) the Eurodollar Rate plus 3%; or (ii) the Prime Rate plus 0.50%. In case of default or non-compliance with the terms of the agreement, the interest on loans will be Prime Rate plus 2%. This revolving credit facility has a $5,000 annual loan fee and contains financial and non-financial covenants (see Note 6 to our Consolidated Financial Statements) including a required liquidity of at least $10 million plus two times “Net Cash Used in Operating Activities” calculated using our Condensed Consolidated Statements of Cash Flows reflected in our most recent periodic report filed with the SEC. In addition, as of the end of each fiscal quarter, we must maintain a current ratio equal to or greater than 2:1. We were in compliance with all covenants as of December 31, 2010.

Under this facility, there are zero loans outstanding and four letters of credit totaling $4.1 million were outstanding as of December 31, 2010. These outstanding letters of credit serves as security for certain facility and capital leases, each of which expires between November and December 2011 and will be automatically extended for another one-year period.

On February 10, 2010, we obtained a loan of $3.3 million under this revolving credit facility to pay off certain notes payable balances of approximately the same amount. As a result of the payoff, $1.0 million of the $4.1 million outstanding letters of credit under the revolving credit facility was cancelled.

Credit Agreement. In November 2008, we entered into a Credit Agreement with a financial institution to secure letters of credit and to finance short term advances for the purchase of ethanol and associated margin requirements as needed. In October 2009, the agreement was amended to decrease the maximum amount that we may borrow under such facility. The Credit Agreement, as amended, provides an aggregate maximum availability up to the lower of $20.0 million or the borrowing base as defined in the agreement. We may use this line to secure letters of credit for product purchases in an aggregate amount up to $5.7 million. In addition, we may borrow cash for the purchase of product, which is determined by our borrowing base. As of December 31, 2010 we had sufficient borrowing base levels to draw up to a total of $7.3 million in short-term cash advances and had $1.1 million available for letters of credit in addition to those outstanding as of December 31, 2010. As of December 31, 2010 and 2009 we had no outstanding advances and had $4.6 million and $1.1 million, respectively in outstanding letters of credit under the Credit Agreement which are guaranteed by Amyris, Inc. and payable on demand. The Credit Agreement is collateralized by a first priority security interest in certain of our present and future assets.

Auction Rate Securities. Our investment portfolio included ARS, which were issued principally by student loan entities and rated AAA by a major credit rating agency. In February 2008, auctions failed for $12.95 million in par value of ARS that we held because sell orders exceeded buy orders. During the year ended December 31, 2009, a total of $250,000 of the ARS held by us were called at par by the issuer. As of December 31, 2010 and 2009, we owned zero and $12.7 million par value of these securities, respectively. We received the $12.7 million par value upon liquidation of our ARS holdings during the second and third quarters of 2010.

In October 2008, UBS AG, or UBS, offered to repurchase all of the ARS that we purchased from them. We formally accepted the settlement offer and entered into a repurchase agreement with UBS in November 2008. By accepting the agreement, we received the right (“Put Option”) to sell our ARS at par value to UBS between June 30, 2010 and July 2, 2012. The Put Option was exercised on June 30, 2010 to sell the remaining auction rate securities at par value and was settled in the third quarter of 2010 (see Note 3 to our Consolidated Financial Statements).

Cash Flows during the Years Ended December 31, 2010, 2009, and 2008

Cash Flows from Operating Activities

Our primary uses of cash from operating activities are cost of product sales and personnel related expenditures offset by cash received from product sales. Cash used in operating activities was $64.6 million, $45.7 million, and $38.9 million for the years ended December 31, 2010, 2009, and 2008.

Cash used in operating activities of $64.6 million in 2010 reflected a net loss of $82.8 million partially offset by non-cash charges of $16.6 million and a $1.6 million net change in our operating assets and liabilities. Non-cash charges primarily included $10.4 million of stock-based compensation and $7.3 million of depreciation and amortization.

Cash used in operating activities of $45.7 million in 2009 reflected a net loss of $64.8 million, partially offset by aggregate non-cash charges of $10.4 million and a net change of $8.7 million in our net operating assets and liabilities. Non-cash charges primarily included $5.8 million of depreciation and amortization and $3.3 million of stock-based compensation. The net change in our operating assets and liabilities was primarily a result of our restructuring activity of $5.1 million, the increase in accrued and other liabilities of $4.5 million and the decrease in prepaid and other assets of $1.0 million, partially offset by the increase in inventory of $0.9 million and the decrease in accounts payable of $1.0 million.

Cash used in operating activities of $38.9 million in 2008 reflected a net loss of $42.3 million, partially offset by aggregate non-cash charges of $4.8 million, and net change of $1.3 million in our net operating assets and liabilities. Non-cash charges primarily included $2.6 million of depreciation and amortization and $2.0 million of stock-based compensation. The net change in our operating assets and liabilities was primarily a result of the increase in prepaid expenses and other assets of $1.9 million, the increase in inventory of $1.4 million and the decrease in deferred revenue of $1.4 million, partially offset by the increase in accrued and other liabilities of $2.1 million and the increase in accounts payable of $1.3 million.

Cash Flows from Investing Activities

Our investing activities consist primarily of net investment purchases, maturities and sales and capital expenditures.

In 2010, cash used in investing activities was $79.4 million as a result of $68.4 million in net investment purchases and $15.5 million of capital expenditures and deposits on property and equipment, offset by the release of $4.5 million in restricted cash.

In 2009, cash used in investing activities was $25.4 million as a result of $16.0 million in net investment purchases and $7.6 million of capital expenditures, and a $1.8 million increase in restricted cash.

In 2008, cash used in investing activities was $14.7 million as a result of $22.0 million of capital expenditures and $2.0 million increase in restricted cash, partially offset by $9.3 million in net investment sales and maturities.

Cash Flows from Financing Activities

In 2010 cash provided by financing activities was $266.7 million, primarily the result of the net receipt of $132.9 million from our sale of Series D convertible preferred stock, the receipt of the net proceeds of $86.0 million from the initial public offering of our common stock, the net receipt of $47.8 million from our sale of Series C-1 convertible preferred stock, the net receipt of $3.7 million from our sale of Series C convertible preferred stock, the receipt of $7.1 million from investors in Amyris Brasil and $1.4 million in proceeds from equipment financing. These cash receipts were offset in part by principal payments on debt of $9.7 million and principal payments on capital leases of $2.7 million.

In 2009, cash provided by financing activities was $71.5 million, primarily as a result of the net receipt of $56.5 million from our sale of Series C convertible preferred stock, the net receipt of $1.8 million from our sale of Series B-1 convertible preferred stock, the receipt of $9.6 million from debt, primarily from an advance on student loan auction rate securities held at UBS, $4.8 million in proceeds from equipment financing and the receipt of $3.1 million from investors for their noncontrolling interest in Amyris Brasil, partially offset by our purchase of the noncontrolling interest in Amyris Brasil for $2.3 million, our principal payments on our equipment financing facilities of $1.1 million and principal repayments on our debt of $1.0 million.

In 2008, cash provided by financing activities was $68.0 million, primarily as a result of the receipt of $61.4 million from our sale of Series B-1 convertible preferred stock, the receipt of $3.7 million from our sale of Series B convertible preferred stock, the receipt of $1.6 million from the sale of the noncontrolling interest in Amyris Brasil and $1.2 million in proceeds from equipment financing.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any material off-balance sheet arrangements, as defined under SEC rules, such as relationships with unconsolidated entities or financial partnerships, which are often referred to as structured finance or special purpose entities, established for the purpose of facilitating financing transactions that are not required to be reflected on our consolidated financial statements.

Contractual Obligations

The following is a summary of our contractual obligations as of December 31, 2010 (in thousands):

	Total	2011	2012	2013	2014	2015	Thereafter
Principal payments on long-term debt	$6,645	$1,911	$1,284	$1,274	$831	$519	$826
Interest Payments on long-term debt(1)	1,890	715	490	319	165	104	97
Operating leases	46,545	5,938	6,657	6,285	6,004	6,119	15,542
Principal payments on capital leases	5,945	2,854	2,707	384	—	—	—
Interest Payments on capital leases	751	541	203	7	—	—	—
Terminal Storage Costs	1,919	1,454	465	—	—	—	—
Purchase Obligations(2)	29,052	29,052	—	—	—	—	—

Total	$92,747	$42,465	$11,806	$8,269	$7,000	$6,742	$16,465

(1)	Interest rates on all our long-term debt are fixed.
(2)	Purchase obligations include $18.2 million in non-cancellable contractual and purchase obligations and $10.9 million in minimum purchase commitments under a product supply agreement.

This table does not reflect that portion of the expenses that we expect to incur from 2010 through 2012 in connection with research activities under the DOE Integrated Bio-Refinery grant and the DOE grant to NREL, with respect to which we are a subcontractor, for which we will not be reimbursed. We have the right to be reimbursed for up to $24.3 million of a total of up to $34.9 million of expenses for research activities that we undertake under the DOE Integrated Bio-Refinery grant. We have the right to be reimbursed for up to $3.9 million of a total of $5.4 million of expenses for research activities that we undertake under the NREL grant.

Recent Accounting Pronouncements

The information contained in Note 2 to the Consolidated Financial Statements under the heading recent accounting pronouncements is hereby incorporated by reference into this Part II, Item 7.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to financial market risks, primarily changes in interest rates, currency exchange rates and commodity prices. On a limited basis we use derivative financial instruments primarily to manage commodity price risk.

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio and our outstanding debt obligations. We generally invest our cash in investments with short maturities or with frequent interest reset terms. Accordingly, our interest income fluctuates with short-term market conditions. As of December 31, 2010, our investment portfolio consisted primarily of money market funds, U.S. government agency securities and certificates of deposit, all of which are highly liquid investments. Due to the short-term nature of our investment portfolio, our exposure to interest rate risk is minimal. Additionally, as of December 31, 2010, all of our debt was fixed-rate.

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

Commodity Price Risk

Our exposure to market risk for changes in commodity prices currently relates primarily to our purchases of ethanol and reformulated ethanol-blended gasoline. When possible, we manage our exposure to this risk primarily through the use of supplier pricing agreements. We also, at times, use standard derivative commodity instruments to hedge the price volatility of ethanol and reformulated ethanol-blended gasoline, principally through futures contracts. The changes in fair value of these contracts are recorded on the balance sheet and recognized immediately in cost of product sales. We recognized a loss of $2.2 million and $1.9 million, and a gain of $0.8 million as the change in fair value for the years ended December 31, 2010, 2009 and 2008, respectively (see Note 3 to our Consolidated Financial Statements).

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

AMYRIS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Amyris, Inc.

In our opinion, the consolidated financial statements listed under Item 15(a)(1) present fairly, in all material respects, the financial position of Amyris, Inc. and its subsidiaries at December 31, 2010 and December 31, 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for noncontrolling interest in 2009.

/s/ PricewaterhouseCoopers LLP

San Jose, California

March 14, 2011

Amyris, Inc.

Consolidated Balance Sheets

(In Thousands, Except Share and Per Share Amounts)

	December 31,
	2010	2009
Assets
Current assets:
Cash and cash equivalents	$143,060	$19,188
Short-term investments	114,873	48,022
Accounts receivable	5,215	1,372
Inventories	4,006	2,298
Prepaid expenses and other current assets	2,905	3,983

Total current assets	270,059	74,863
Property and equipment, net	54,847	42,560
Restricted cash	—	4,506
Other assets	32,547	230

Total assets	$357,453	$122,159

Liabilities, Convertible Preferred Stock, Redeemable Noncontrolling Interest and Equity (Deficit)
Current liabilities:
Accounts payable	$7,116	$1,709
Deferred revenue	565	378
Accrued and other current liabilities	14,795	10,445
Capital lease obligation, current portion	2,854	2,251
Debt, current portion	1,911	9,018

Total current liabilities	27,241	23,801
Capital lease obligation, net of current portion	3,091	4,977
Long-term debt, net of current portion	4,734	4,362
Convertible preferred stock warrant liability	—	2,740
Deferred rent, net of current portion	11,186	8,828
Deferred revenue, net of current portion	1,130	—
Restructuring liability	—	4,486
Other liabilities	2,523	1,553

Total liabilities	49,905	50,747

Commitments and contingencies (Note 5)
Convertible preferred stock - $0.0001 par value, zero and 21,080,641 shares authorized as of December 31, 2010 and 2009, respectively; zero shares and 18,365,222 shares issued and outstanding as of December 31, 2010 and 2009, respectively (aggregate liquidation value of $185,566 as of December 31, 2009).	—	179,651
Redeemable noncontrolling interest	—	5,506
Stockholders’ equity (deficit):
Preferred stock - $0.0001 par value, 5,000,000 shares authorized, none issued and outstanding.	—	—
Common stock - $0.0001 par value, 100,000,000 and 33,000,000 shares authorized as of December 31, 2010 and 2009, respectively; 43,847,425 shares and 5,114,205 shares issued and outstanding as of December 31, 2010 and 2009, respectively	4	1
Additional paid-in capital	506,988	5,366
Accumulated other comprehensive income	2,872	1,336
Accumulated deficit	(202,318)	(120,448)

Total Amyris, Inc. stockholders’ equity (deficit)	307,546	(113,745)

Noncontrolling interest	2	—

Total equity (deficit)	307,548	(113,745)

Total liabilities, convertible preferred stock, redeemable noncontrolling interest and equity (deficit)	$357,453	$122,159

See the accompanying notes to the consolidated financial statements.

Amyris, Inc.

Consolidated Statements of Operations

(In Thousands, Except Share and Per Share Amounts)

	Years Ended December 31,
	2010	2009	2008
Revenues
Product sales	$68,664	$61,689	$10,680
Grants and collaborations revenue	11,647	2,919	3,212

Total revenues	80,311	64,608	13,892
Cost and operating expenses
Cost of product sales	70,515	60,428	10,364
Research and development	55,249	38,263	30,306
Sales, general and administrative	40,393	23,558	16,622
Restructuring and asset impairment (income) charges	(2,061)	5,768	—

Total cost and operating expenses	164,096	128,017	57,292

Loss from operations	(83,785)	(63,409)	(43,400)
Other income (expense):
Interest income	1,540	448	1,378
Interest expense	(1,443)	(1,218)	(377)
Other income (expense), net	898	(621)	(144)

Total other income (expense)	995	(1,391)	857

Loss before income taxes	(82,790)	(64,800)	(42,543)
Benefit from income taxes	—	—	207

Net loss	$(82,790)	$(64,800)	$(42,336)
Loss attributable to noncontrolling interest	920	341	472

Net loss attributable to Amyris, Inc.	$(81,870)	$(64,459)	$(41,864)
Deemed dividend related to the beneficial conversion feature of Series D convertible preferred stock and conversion of Amyris Brasil S.A. shares held by third parties	(42,009)	—	—

Net loss attributable to Amyris, Inc. common stockholders	$(123,879)	$(64,459)	$(41,864)

Net loss per share attributable to common stockholders basic and diluted	$(8.35)	$(13.56)	$(9.91)

Weighted-average shares of common stock outstanding used in computing net loss per share of common stock, basic and diluted	14,840,253	4,753,085	4,223,533

See the accompanying notes to the consolidated financial statements.

Amyris, Inc.

Consolidated Statements of Convertible Preferred Stock, Redeemable Noncontrolling Interest and Equity (Deficit)

	Convertible Preferred Stock		Redeemable Noncontrolling Interest	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total Equity (Deficit)
(In Thousands, Except Share and Per Share Amounts)	Shares	Amount		Shares	Amount
December 31, 2007	10,992,093	$58,126	—	4,845,015	$1	$813	$(14,125)	$10	$—	$(13,301)
Issuance of Series B convertible preferred stock at $24.88 per share for cash, net of issuance costs of $80	150,724	3,670	—	—	—	—	—	—	—	—
Issuance of Series B-1 convertible preferred stock at $25.26 per share for cash, net of issuance costs of $2,746	2,538,841	61,385	—	—	—	—	—	—	—	—
Issuance of warrants in connection with issuance of Series B-1 convertible preferred stock	—	(1,745)	—	—	—	—	—	—	—	—
Issuance of common stock upon exercise of stock options, net of restricted stocks	—	—	—	172,059	—	326	—	—	—	326
Repurchase of common stock	—	—	—	(1,498)	—	(2)	—	—	—	(2)
Stock-based compensation	—	—	—	—	—	2,027	—	—	—	2,027
Sale of noncontrolling interest	—	—	—	—	—	—	—	—	1,621	1,621
Components of other comprehensive income (loss)
Change in unrealized gain on investments	—	—	—	—	—	—	—	77	—	77
Foreign currency translation adjustment	—	—	—	—	—	—	—	(555)	—	(555)
Net loss	—	—	—	—	—	—	(41,864)	—	(472)	(42,336)

Total comprehensive loss										(42,814)

December 31, 2008	13,681,658	121,436	—	5,015,576	1	3,164	(55,989)	(468)	1,149	(52,143)
Issuance of Series B-1 convertible preferred stock at $25.26 per share for cash, net of issuance costs of $103	76,880	1,840	—	—	—	—	—	—	—	—
Issuance of Series C convertible preferred stock at $12.46 per share for cash, net of issuance costs of $956	4,606,684	56,443	—	—	—	—	—	—	—	—
Issuance of warrants in connection with issuance of Series B-1 convertible preferred stock	—	(68)	—	—	—	—	—	—	—	—
Issuance of common stock upon exercise of stock options, net of restricted stock	—	—	—	127,515	—	284	—	—	—	284
Repurchase of common stock	—	—	—	(28,886)	—	(9)	—	—	—	(9)
Stock-based compensation	—	—	—	—	—	3,299	—	—	—	3,299
Proceeds from redeemable noncontrolling interest	—	—	5,626	—	—	—	—	—		—
Purchase of noncontrolling interest	—	—	—	—	—	(1,372)	—	—	(928)	(2,300)
Components of other comprehensive income (loss)
Change in unrealized loss on investments	—	—	—	—	—	—	—	(84)	—	(84)
Foreign currency translation adjustment	—	—	—	—	—	—	—	1,888	—	1,888
Net loss	—	—	(120)	—	—	—	(64,459)	—	(221)	(64,680)

Total comprehensive loss										(62,876)

December 31, 2009	18,365,222	$179,651	$5,506	5,114,205	$1	$5,366	$(120,448)	$1,336	$—	$(113,745)

Amyris, Inc.

Consolidated Statements of Convertible Preferred Stock, Redeemable Noncontrolling Interest and Equity (Deficit)—(Continued)

	Convertible Preferred Stock		Redeemable Noncontrolling Interest	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total Equity (Deficit)
(In Thousands, Except Share and Per Share Amounts)	Shares	Amount		Shares	Amount
December 31, 2009	18,365,222	$179,651	$5,506	5,114,205	$1	$5,366	$(120,448)	$1,336	$—	$(113,745)
Issuance of Series C convertible preferred stock at $12.46 per shares for cash, net of issuance costs of $5	295,981	3,683	—	—	—	—	—	—	—	—
Issuance of Series C-1 convertible preferred stock at $17.56 per shares for cash, net of issuance costs of $68	2,724,766	47,779	—	—	—	—	—	—	—	—
Issuance of Series D convertible preferred stock at $18.75 per shares for cash and deferred charge asset of $27,909, net of issuance costs of $258	7,101,548	160,805	—	—	—	—	—	—	—	—
Issuance of warrants in connection with issuance of Series C convertible preferred stock	—	(507)	—	—	—	—	—	—	—	—
Issuance of common stock upon exercise of stock options, net of restricted stock	—	—	—	60,883	—	277	—	—	—	277
Repurchase of common stock	—	—	—	(10,367)	—	—	—	—	—	—
Shares issued from restricted stock unit settlement	—	—	—	176,272		—	—	—	—	—
Stock-based compensation	—	—	—	—	—	10,432	—	—	—	10,432
Proceeds from noncontrolling interest	—	—	7,041	—	—	—	—	—	28	28
Common stock issuance in public offering, net of issuance costs (Note 10)	—	—	—	6,095,000	—	85,534	—	—	—	85,534
Conversion of convertible preferred stock to common stock	(28,487,517)	(391,411)	—	31,550,277	3	391,408	—	—	—	391,411
Conversion of convertible preferred stock warrants to common stock warrants	—	—	—	—	—	2,318	—	—	—	2,318
Conversion of shares of Amyris Brasil S.A. shares into common stock	—	—	(11,870)	861,155	—	11,653	—	—	—	11,653
Beneficial conversion feature on issuance of Series D convertible preferred stock	—	—	—	—	—	39,292	—	—	—	39,292
Deemed dividend related to the beneficial conversion feature of Series D convertible preferred stock	—	—	—	—	—	(39,292)	—	—	—	(39,292)
Beneficial conversion feature on conversion of Amyris Brasil S.A. shares	—	—	—	—	—	2,717	—	—	—	2,717
Deemed dividend related to the beneficial conversion feature of Amyris Brasil S.A. shares	—	—	—	—	—	(2,717)	—	—	—	(2,717)
Components of other comprehensive income (loss)
Change in unrealized loss on investments	—	—	—	—	—	—	—	2	—	2
Foreign currency translation adjustment	—	—	217	—	—	—	—	1,534	—	1,534
Net loss	—	—	(894)	—	—	—	(81,870)	—	(26)	(81,896)

Total comprehensive loss										(80,360)

December 31, 2010	—	$—	$—	43,847,425	$4	$506,988	$(202,318)	$2,872	$2	$307,548

See the accompanying notes to the consolidated financial statements.

Amyris, Inc.

Consolidated Statements of Cash Flows

(In Thousands)

	Years Ended December 31,
	2010	2009	2008
Operating activities
Net loss	$(82,790)	$(64,800)	$(42,336)
Adjustments to reconcile net loss to net cash used in operating activities:
Convertible preferred stock warrants	33	62	274
Depreciation and amortization	7,280	5,775	2,627
Loss on disposal of property and equipment	205	12	144
Loss on the sale of investments	(4)	—	—
Stock-based compensation	10,432	3,299	2,027
Amortization of premium (discounts) on investments	1,557	191	(400)
Change in fair value of convertible preferred stock warrant liability	(929)	445	114
Restructuring and asset impairment (income) charges	(2,061)	356	—
Other noncash expenses	87	219	—
Changes in assets and liabilities:
Accounts receivable	(3,565)	(585)	(787)
Inventories	(1,708)	(878)	(1,420)
Prepaid expenses and other assets	1,133	972	(1,943)
Accounts payable	3,478	(997)	1,278
Restructuring	(511)	5,078	—
Accrued and other long-term liabilities	1,175	4,470	2,114
Deferred revenue	1,316	378	(1,355)
Deferred rent	295	285	784

Net cash used in operating activities	(64,577)	(45,718)	(38,879)

Investing activities
Purchase of short-term investments	(189,486)	(47,996)	(48,153)
Maturities of short-term investments	100,711	31,690	52,746
Sales of short-term investments	28,374	250	8,905
Purchases of long-term investments	(7,998)	—	(6,200)
Sales and maturies of long-term investments	—	—	2,000
Change in restricted cash	4,506	(1,758)	(1,962)
Purchase of property and equipment, net of disposals	(10,906)	(7,608)	(21,996)
Deposits on property and equipment	(4,606)	—	—

Net cash used in investing activities	(79,405)	(25,422)	(14,660)

Financing activities
Proceeds from issuance of convertible preferred stock, net of issuance costs	184,360	58,283	65,055
Proceeds from issuance of common stock, net of repurchases	231	113	586
Purchase of noncontrolling interest	—	(2,300)	—
Proceeds from equipment financing	1,445	4,763	1,220
Principal payments on capital leases	(2,728)	(1,134)	(378)
Proceeds from debt	—	9,643	—
Principal payments on debt	(9,722)	(985)	(125)
Proceeds from issuance of common stock in initial public offering, net of underwriting discounts and commission	86,032	—	—
Proceeds from sale of noncontrolling interest	7,069	3,090	1,621

Net cash provided by financing activities	266,687	71,473	67,979

Effect of exchange rate changes on cash and cash equivalents	1,167	956	(555)

Net increase in cash and cash equivalents	123,872	1,289	13,885
Cash and cash equivalents at beginning of period	19,188	17,899	4,014

Cash and cash equivalents at end of period	$143,060	$19,188	$17,899

Amyris, Inc.

Consolidated Statements of Cash Flows—(Continued)

(In Thousands)

	Years Ended December 31,
	2010	2009	2008
Supplemental disclosures of cash flow information:
Cash paid for interest	$1,378	$1,204	$320

Cash paid for income taxes, net of refunds	$—	$27	$—

Supplemental disclosure of noncash investing and financing activities:
Stock receivable for noncontrolling interest	$—	$2,536	$—

Additions to property and equipment under capital lease obligations	$—	$—	$2,101

Additions to property and equipment under notes payable	$2,647	$1,038	$3,274

Additions to property and equipment under tenant improvement allowances	$—	$—	$11,370

Acquisitions of assets under accounts payable and accrued liabilities	$5,631	$20	$731

Financing of insurance premium under notes payable	$101	$378	$—

Change in unrealized gain (loss) on investments	$3	$(84)	$77

Change in unrealized gain (loss) on foreign currency	$(623)	$—	$—

Asset retirement obligation	$115	$—	$470

Warrants issued in connection with the issuance of convertible preferred stock	$507	$68	$1,745

Accrued deferred offering costs	$496	$—	$—

Financing of rent payments under notes payable	$239	$—	$—

Deferred charge asset related to the issuance of Series D preferred stock	$27,909	$—	$—

Conversion of convertible preferred stock to common stock	$391,411	$—	$—

Conversion of preferred stock warrants to common stock warrants	$2,318	$—	$—

Conversion of shares of Amyris Brasil S.A. held by third party into Amyris, Inc. common stock	$11,653	$—	$—

Deemed dividend related to the beneficial conversion feature of Series D convertible preferred stock and Amyris Brasil S.A. shares	$42,009	$—	$—

Receivable from stock option exercises	$11	$—	$—

Reclassification of long-term investments to short-term investments	$7,998	$—	$—

See the accompanying notes to the consolidated financial statements.

Amyris, Inc.

Notes to Consolidated Financial Statements

1.	The Company

Amyris, Inc. (the “Company”) was incorporated in the State of California on July 17, 2003 for the purpose of leveraging breakthroughs in synthetic biology to develop and provide renewable compounds for a variety of markets. The Company is currently building and applying its industrial synthetic biology platform to provide alternatives to select petroleum-sourced products used in specialty chemical and transportation fuel markets worldwide. The Company’s first commercialization efforts have been focused on a molecule called Biofene, which forms the basis for a wide range of products varying from specialty chemical applications to transportation fuels, such as diesel. While the Company’s platform is able to use a wide variety of feedstocks, the Company has focused initially on Brazilian sugarcane. The Company intends to secure access to this feedstock and to expand its production capacity by working with existing sugar and ethanol mill owners to build new, adjacent bolt-on facilities at their existing mills in return for a share of the higher gross margin the Company believes it will realize from the sale of our renewable products.

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

On June 21, 2010, the name of the Company was changed from Amyris Biotechnologies, Inc. to Amyris, Inc.

On September 30, 2010, the Company closed its initial public offering (“IPO”) of 5,300,000 shares of common stock at an offering price of $16.00 per share, resulting in net proceeds to the Company of approximately $73.7 million, after deducting underwriting discounts of $5.9 million and offering costs of $5.2 million and in October 2010, the Company subsequently sold an additional 795,000 shares to the underwriters pursuant to the over-allotment option raising an additional $11.8 million of net proceeds. Upon the closing of the IPO, the Company’s outstanding shares of convertible preferred stock were automatically converted into 31,550,277 shares of common stock and the outstanding convertible preferred stock warrants were automatically converted into common stock warrants to purchase a total of 195,604 shares of common stock and shares of Amyris Brasil S.A. (“Amyris Brasil”) held by third party investors were automatically converted into 861,155 shares of the Company’s common stock.

2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with the accounting principles generally accepted in the United States of America (“GAAP”) and with the instructions for Form 10-K and Regulations S-X statements. The consolidated financial statements include the accounts of the Company and its consolidated subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Principles of Consolidations

The Company has interests in joint venture entities that are variable interest entities (“VIE”). Determining whether to consolidate a variable interest entity may require judgment in assessing (1) whether an entity is a variable interest entity and (2) if the Company is the entity’s primary beneficiary and thus required to consolidate the entity. To determine if the Company is the primary beneficiary of a VIE, the Company evaluates whether it has (1) the power to direct the activities that most significantly impact the VIE’s economic performance and (2) the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant

Amyris, Inc.

Notes to Consolidated Financial Statements—(Continued)

to the VIE. The Company’s evaluation includes identification of significant activities and an assessment of its ability to direct those activities based on governance provisions and arrangements to provide or receive product and process technology, product supply, operations services, equity funding and financing and other applicable agreements and circumstances. The Company’s assessment of whether it is the primary beneficiary of its VIEs requires significant assumptions and judgment.

The consolidated financial statements of the Company include the accounts of Amyris, Inc., its subsidiaries and a variable interest entity (“VIE”) with respect to which the Company is considered the primary beneficiary, after elimination of intercompany accounts and transactions. Disclosure regarding the Company’s participation in the VIE is included in Note 7.

Use of Estimates

In preparing the consolidated financial statements, management must make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist primarily of cash and cash equivalents, short-term and long-term investments, accounts receivable and derivatives commodity financial instruments. The Company places its cash equivalents and investments with high credit quality financial institutions and, by policy, limits the amount of credit exposure with any one financial institution. Deposits held with banks may exceed the amount of insurance provided on such deposits. The Company has not experienced any losses on its deposits of cash and cash equivalents, short-term and long-term investments.

The Company’s accounts receivable are derived from customers located in the United States. The Company performs ongoing credit evaluation of its customers, does not require collateral, and maintains allowances for potential credit losses on customer accounts when deemed necessary. To date, there have been no such losses and the Company has not recorded an allowance for doubtful accounts.

Customers representing greater than 10% of accounts receivable were as follows (in percentages):

	December 31,
Customers	2010	2009
Customer A	36	*
Customer B	28	*
Customer C	**	51
Customer D	**	17

*	Not a customer in 2009
**	No outstanding balance

Amyris, Inc.

Notes to Consolidated Financial Statements—(Continued)

Customers representing greater than 10% of revenues were as follows (in percentages):

	Years Ended December 31,
Customers	2010	2009	2008
Customer A	26	**	**
Customer B	12	22	**
Customer C	12	**	**
Customer D	*	33	33
Customer E	*	*	30
Customer F	*	*	21

*	Less than 10%
**	Not a customer

The Company is exposed to counterparty credit risk on all of its derivative commodity instruments. The Company has established and maintains strict counterparty credit guidelines and enters into agreements only with counterparties that are investment grade or better. The Company does not require collateral under these agreements.

Fair value of financial instruments

The Company measures certain financial assets and liabilities at fair value based on the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants. Financial instruments are primarily comprised of money market funds, commercial paper, government bonds and notes, auction rate securities (“ARS”), rights to sell its ARS (“Put Option”), derivatives and convertible preferred stock warrants. Where available, fair value is based on or derived from observable market prices or other observable inputs. Where observable prices or inputs are not available, valuation models are applied. These valuation techniques involve some level of management estimation and judgment, the degree of which is dependent on the price transparency for the instruments or market and the instruments’ complexity.

The carrying amounts of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, prepaid expenses, accounts payable and accrued liabilities, approximate fair value due to their relatively short maturities, and market interest rates if applicable. Based on the borrowing rates currently available to the Company for debt with similar terms, and after considering nonperformance and credit risk, the carrying value of the notes payable and credit facility approximates its fair value. The carrying amount of the convertible preferred stock warrant liability represents its estimated fair value.

Cash and Cash Equivalents

All highly liquid investments purchased with an original maturity date of three months or less at the date of purchase are considered to be cash equivalents. Cash and cash equivalents consist of money market funds, commercial paper, U.S. Government agency securities and various deposit accounts.

Investments

Investments with original maturities greater than 90 days that mature less than one year from the consolidated balance sheet date are classified as short-term investments. The Company classifies investments as short-term or long-term based upon whether such assets are reasonably expected to be realized in cash or sold or consumed during the normal cycle of business. The Company invests its excess cash balances primarily in

Amyris, Inc.

Notes to Consolidated Financial Statements—(Continued)

short-term investment grade commercial paper and corporate bonds, U.S. Government agency securities and notes, and auction rate securities (“ARS”). The Company classifies all of its investments, other than ARS, as available-for-sale and records such assets at estimated fair value in the consolidated balance sheets, with unrealized gains and losses, if any, reported as a component of accumulated other comprehensive income (loss) in stockholders’ equity (deficit). Debt securities are adjusted for amortization of premiums and accretion of discounts and such amortization and accretion are reported as a component of interest income. Realized gains and losses and declines in value that are considered to be other than temporary are recognized in the statements of operations. The cost of securities sold is determined on the specific identification method. There were no significant realized gains or losses from sales of debt securities during the years ended December 31, 2010, 2009 and 2008. As of December 31, 2010 and 2009, the Company did not have any other-than-temporary declines in the fair value of its debt securities.

The Company classified the ARS as trading securities and recorded all changes in fair value as component of other income (expense), net. The underlying securities had stated or contractual maturities that were generally greater than one year. The Company estimated the fair value of the ARS using a discounted cash flow model incorporating assumptions that market participants would use in their estimates of fair value. The Company had a put option to sell its ARS at par value. The Company accounted for the put option as a freestanding financial instrument and elected to record it at fair value with changes in fair value recorded as a component of other income (expense), net (see Note 4). As of December 31, 2010, the Company did not hold any ARS due to the liquidation of ARS during the second and third quarters of 2010.

Restricted Cash

Cash accounts that are restricted as to withdrawal or usage are presented as restricted cash. The Company had zero and $4.5 million, as of December 31, 2010 and 2009, respectively, of restricted cash held by a bank in certificate of deposits as collateral for certain of its facility and capital lease agreements.

Inventories

Inventories, which consist of ethanol and reformulated ethanol-blended gasoline, are stated at the lower of cost or market and categorized as finished goods. Cost is computed on a first-in, first-out basis. Inventory costs include transportation costs incurred in bringing the inventory to its existing location.

Derivative Instruments

The Company is exposed to market risks related to price volatility of ethanol and reformulated ethanol-blended gasoline. The Company makes limited use of derivative instruments, which include futures positions on the New York Mercantile Exchange and the CME/Chicago Board of Trade. The Company does not engage in speculative derivative activities, and the purpose for its activity in derivative commodity instruments is to manage the financial risk posed by physical transactions and inventory. Changes in the fair value of the derivative contracts are recognized currently in the consolidated statements of operations as specific hedge accounting criteria are not met.

Asset Retirement Obligations

The fair value of the asset retirement obligation is recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. In addition, the asset retirement cost is added to the carrying amount of the associated asset and this additional carrying amount is amortized over the life of the asset. The Company’s asset retirement obligations are associated with its commitment to return property subject to the operating lease in Brazil to its original condition upon lease termination.

Amyris, Inc.

Notes to Consolidated Financial Statements—(Continued)

As of December 31, 2010 and 2009, the Company has recorded asset retirement obligations of $984,000 and $746,000 respectively. The related leasehold improvements are being amortized to depreciation expense over the term of the lease or the useful life of the assets, whichever is shorter. Related amortization expense was $229,000, $175,000 and $106,000 for the years ended December 31, 2010, 2009 and 2008, respectively.

The change in the asset retirement obligation is summarized below (in thousands):

Balance at December 31, 2008	$499
Foreign currency impacts	184
Accretion expenses recorded during the period	63

Balance at December 31, 2009	746
Additions	141
Foreign currency impacts and other adjustments	5
Accretion expenses recorded during the period	92

Balance at December 31, 2010	$984

Property and equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation and amortization is computed using the straight-line method over the estimated useful lives of the related assets. Maintenance and repairs are charged to expense as incurred, and improvements and betterments are capitalized. When assets are retired or otherwise disposed of, the cost and accumulated depreciation are removed from the balance sheet and any resulting gain or loss is reflected in operations in the period realized.

Leasehold improvements are amortized on a straight-line basis over the terms of the lease, or the useful life of the assets, whichever is shorter. Depreciation and amortization periods for the Company’s property and equipment are as follows:

Furniture and office equipment	5 years
Computers and software	3-5 years
Research and laboratory equipment	7 years

Computers and software includes internal-use software that is acquired, internally developed or modified to meet the Company’s internal needs. Amortization commences when the software is ready for its intended use and the amortization period is the estimated useful life of the software, generally three to five years. Capitalized costs primarily include contract labor and payroll costs of the individuals dedicated to the development of internal-use software. Capitalized software additions totaled approximately $1.3 million and $1.1 million for the year ended December 31, 2010 and 2009, respectively, related to software development costs pertaining to the installation of a new financial reporting system. For the year ended December 31, 2010 and 2009, $0.3 million and zero, respectively, of amortization expense was recorded and as of December 31, 2010 the total unamortized cost of capitalized software was $2.1 million.

Impairment of Long-Lived Assets

The Company periodically reviews property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset is impaired or the estimated useful life is no longer appropriate. If indicators of impairment exist and the undiscounted projected cash flows associated with such assets are less than the carrying amount of the asset, an impairment loss is recorded to write the asset down to their estimated fair values. Fair value is estimated based on discounted future cash flows. There were zero, $3,075,000 and zero impairment charges recorded during 2010, 2009 and 2008, respectively.

Amyris, Inc.

Notes to Consolidated Financial Statements—(Continued)

Convertible Preferred Stock Warrant Liability

The Company accounted for its freestanding warrants for shares of the Company’s convertible preferred stock that were contingently redeemable as liabilities at fair value on the consolidated balance sheets. The warrants are subject to re-measurement at each balance sheet date and the change in fair value, if any, is recognized as other income (expense), net. The Company continued to adjust the liability for changes in fair value until the Company’s initial public offering in September 2010 when the convertible preferred stock warrants were converted into warrants to purchase common stock. Upon conversion, the convertible preferred stock warrant liability was reclassified to additional paid-in capital.

Noncontrolling Interest and Redeemable Noncontrolling Interest

As of January 1, 2009, the Company adopted the new accounting standard which establishes accounting and reporting standards for noncontrolling interests in consolidated financial statements. These provisions require that the carrying value of noncontrolling interests to be removed from the mezzanine equity section of the consolidated balance sheet and reclassified as equity, and that consolidated net income be recast to include net income attributable to the noncontrolling interests. The standard requires retrospective presentation and disclosure of existing noncontrolling interests. Accordingly, the Company presented noncontrolling interests as a separate component of equity (deficit) and has also presented net loss attributable to the noncontrolling interest in the consolidated statement of operations. Upon adoption, the noncontrolling interest of $1.1 million was reclassified to a component of total equity (deficit) in the consolidated balance sheet from the mezzanine equity section.

In accordance with accounting and reporting standards for redeemable equity instruments, a noncontrolling interest with redemption features (“redeemable noncontrolling interest”), such as a put option, that is not solely within the control of the Company, is required to be reported in the mezzanine equity section of the consolidated balance sheet.

Changes in noncontrolling interest ownership that do not result in a change of control and where there is a difference between fair value and carrying value are accounted for as equity transactions.

On April 14, 2010, the Company entered into a joint venture with Usina São Martinho. The carrying value of the noncontrolling interest from this joint venture is recorded in the equity section of the consolidated balance sheet (see Note 8).

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

Amyris, Inc.

Notes to Consolidated Financial Statements—(Continued)

Product Sales

The Company sells ethanol and reformulated ethanol-blended gasoline under short-term agreements at prevailing market prices. Revenues are recognized, net of discounts and allowances, once passage of title and risk of loss has occurred and contractually specified acceptance criteria have been met, provided all other revenue recognition criteria have also been met.

Grants and Collaborative Revenue

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

Cost of Product Sales

Cost of product sales consists primarily of cost of purchased ethanol and reformulated ethanol-blended gasoline, terminal fees paid for storage and handling, transportation costs between terminals and changes in the fair value of the derivative commodity instruments.

Shipping and handling costs charged to customers are recorded as revenues. Shipping costs are included in cost of product revenues. Such charges were not significant in any of the periods presented.

Costs of Start-Up Activities

Start-up activities are defined as those one-time activities related to opening a new facility, introducing a new product or service, conducting business in a new territory, conducting business with a new class of customer or beneficiary, initiating a new process in an existing facility, commencing some new operation or activities related to organizing a new entity All the costs associated with a potential site are expensed and recorded within the selling, general and administrative expenses until the site is considered viable by management, at which time costs would be considered for capitalization based on authoritative accounting literature.

Research and Development

Research and development costs are expensed as incurred and include costs associated with research performed pursuant to collaborative agreements and government grants. Research and development costs consist of direct and indirect internal costs related to specific projects as well as fees paid to other entities that conduct certain research activities on the Company’s behalf.

Amyris, Inc.

Notes to Consolidated Financial Statements—(Continued)

Income taxes

The Company accounts for income taxes under the asset and liability method, which requires, among other things, that deferred income taxes be provided for temporary differences between the tax basis of the Company’s assets and liabilities and their financial statement reported amounts. In addition, deferred tax assets are recorded for the future benefit of utilizing net operating losses and research and development credit carryforwards. A valuation allowance is provided against deferred tax assets unless it is more likely than not that they will be realized.

The Company recognizes and measures uncertain tax positions. Effective January 1, 2007, the Company adopted the accounting guidance for uncertainties in income taxes, which prescribes a recognition threshold and measurement process for recording uncertain tax positions taken, or expected to be taken in a tax return, in the consolidated financial statements. Additionally, the guidance also prescribes new treatment for the derecognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. The Company accrues for the estimated amount of taxes for uncertain tax positions if it is more likely than not that the Company would be required to pay such additional taxes. An uncertain tax position will not be recognized if it has a less than 50% likelihood of being sustained.

Currency Translation

The Brazilian real is the functional currency of the Company’s majority-owned subsidiary in Brazil and also of the Company’s joint venture with Usina São Martinho. Accordingly, asset and liability accounts of those operations are translated into United States dollars using the current exchange rate in effect at the balance sheet date and equity accounts are translated into United States dollars using historical rates. The revenues and expenses are translated using the average exchange rates in effect during the period, and gains and losses from foreign currency translation adjustments are included as a component of accumulated other comprehensive income (loss) in the consolidated balance sheets.

Stock-Based compensation

The Company accounts for stock-based compensation arrangements with employees using a fair value method which requires the recognition of compensation expense for costs related to all stock-based payments including stock options. The fair value method requires the Company to estimate the fair value of stock-based payment awards on the date of grant using an option pricing model. The Company uses the Black-Scholes pricing model to estimate the fair value of options granted that are expensed on a straight-line basis over the vesting period.

The Company accounts for stock options issued to nonemployees based on the estimated fair value of the awards using the Black-Scholes option pricing model. The Company accounts for restricted stock units, issued to nonemployees based on the estimated fair value of the Company’s common stock. The measurement of stock-based compensation is subject to periodic adjustments as the underlying equity instruments vest, and the resulting change in value, if any, is recognized in the Company’s consolidated statements of operations during the period the related services are rendered.

Comprehensive Income (Loss)

Comprehensive income (loss) represents all changes in stockholders’ equity (deficit) except those resulting from investments or contributions by stockholders. The Company’s unrealized gains and losses on available-for-sale securities and foreign currency translation adjustments represent the components of

Amyris, Inc.

Notes to Consolidated Financial Statements—(Continued)

comprehensive income (loss) excluded from the Company’s net loss and have been disclosed in the consolidated statements of convertible preferred stock, redeemable noncontrolling interest and equity (deficit) for all periods presented.

The components of accumulated other comprehensive income (loss) are as follows (in thousands):

	December 31,
	2010	2009
Foreign currency translation adjustment	$2,867	$1,333
Accumulated unrealized gain on investment	5	3

Total accumulated other comprehensive income	$2,872	$1,336

Net Loss per Attributable to Common Stockholders and Net Loss per Share

The Company computes net loss per share in accordance with ASC 260, “Earnings per Share.” Basic net loss per share of common stock is computed by dividing the Company’s net loss attributable to Amyris, Inc. common stockholders by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share of common stock is computed by giving effect to all potentially dilutive securities, including stock options, restricted stock units, warrants, convertible preferred stock and convertible preferred stock warrants using the treasury stock method or the as converted method, as applicable. Basic and diluted net loss per share of common stock attributable to Amyris, Inc. stockholders was the same for all periods presented as the inclusion of all potentially dilutive securities outstanding was anti-dilutive. As such, the numerator and the denominator used in computing both basic and diluted net loss are the same for each period presented.

The following table presents the calculation of basic and diluted net loss per share of common stock attributable to Amyris, Inc. common stockholders (in thousands, except share and per share amounts):

	Years Ended December 31,
	2010	2009	2008
Actual:
Numerator:
Net loss attributable to Amyris, Inc. common stockholders	$(123,879)	$(64,459)	$(41,864)
Denominator:
Weighted-average shares of common stock outstanding used in computing net loss per share of common stock, basic and diluted	14,840,253	4,753,085	4,223,533

Net loss per share attributable to common stockholders, basic and diluted	$(8.35)	$(13.56)	$(9.91)

Amyris, Inc.

Notes to Consolidated Financial Statements—(Continued)

The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share of common stock for the periods presented because including them would have been antidilutive:

	Years Ended December 31,
	2010	2009	2008
Convertible preferred stock (as converted basis)*	—	18,878,526	14,185,660
Period-end stock options to purchase common stock	7,274,637	4,446,894	3,628,169
Period-end common stock subject to repurchase	33,396	132,038	505,035
Convertible preferred stock warrants (as converted basis)*	—	146,447	129,272
Common stock warrants	195,604	—	—
Period-end restricted stock units	—	50,000	50,000

Total	7,503,637	23,653,905	18,498,136

*	The convertible preferred stock and convertible preferred stock warrants were computed on an as converted basis using the conversion ratios in effect as of September 30, 2010, the date of the IPO Closing, for all periods presented.

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

In October 2009, the FASB issued a new accounting standard that changes the accounting for arrangements with multiple deliverables. Specifically, the new accounting standard requires an entity to allocate arrangement consideration at the inception of an arrangement to all of its deliverables based on their relative selling prices. In addition, the new standard eliminates the use of the residual method of allocation and requires the relative-selling-price method in all circumstances in which an entity recognizes revenue for an arrangement with multiple deliverables. In October 2009, the FASB also issued a new accounting standard that changes revenue recognition for tangible products containing software and hardware elements. Specifically, if certain requirements are met, revenue arrangements that contain tangible products with software elements that are essential to the functionality of the products are scoped out of the existing software revenue recognition accounting guidance and will be accounted for under these new accounting standards. Both standards will be effective for the Company on January 1, 2011. Early adoption is permitted. The Company does not expect the adoption of the updated guidance to have a material impact on its consolidated financial statements.

In January 2010, the FASB issued an amendment to an accounting standard which requires new disclosures for fair value measures and provides clarification for existing disclosure requirements. Specifically, this amendment requires an entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and to describe the reasons for the transfers; and to disclose separately information about purchases, sales, issuances and settlements in the reconciliation for fair value measurements using significant unobservable inputs, or Level 3 inputs. This amendment clarifies existing disclosure requirements for the level of disaggregation used for classes of assets and liabilities measured at fair value and requires disclosure about the valuation techniques and inputs used to measure fair value for both recurring and

Amyris, Inc.

Notes to Consolidated Financial Statements—(Continued)

nonrecurring fair value measurements using Level 2 and Level 3 inputs. The updated guidance is effective for interim or annual reporting periods beginning after December 15, 2009, except for the disclosures regarding the reconciliation of Level III fair value measurements, which are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

In April 2010, the FASB issued an accounting standard update related to revenue recognition under the milestone method. The standard provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. Research or development arrangements frequently include payment provisions whereby a portion or all of the consideration is contingent upon milestone events such as successful completion of phases in a study or achieving a specific result from the research or development efforts. The amendments in these standards provide guidance on the criteria that should be met for determining whether the milestone method of revenue recognition is appropriate. The standard is effective for fiscal years and interim periods within those years beginning on or after June 15, 2010, with early adoption permitted, and applies to milestones achieved on or after that time. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

3.	Fair Value of Financial Instruments

The following tables set forth the Company’s financial instruments that were measured at fair value on a recurring basis by level within the fair value hierarchy. Assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires management to make judgments and considers factors specific to the asset or liability. As of December 31, 2010, the Company’s fair value hierarchy for its financial assets and financial liabilities that are carried at fair value was as follows (in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2010
Financial Assets
Money market funds	$124,228	$—	$—	$124,228
US Government agency securities	—	105,635	—	105,635

Total financial assets	$124,228	$105,635	$—	$229,863

Financial Liabilities
Derivative liabilities	$324	$—	$—	$324

Total financial liabilities	$324	$—	$—	$324

Amyris, Inc.

Notes to Consolidated Financial Statements—(Continued)

As of December 31, 2009, the Company’s fair value hierarchy for its financial assets and financial liabilities that are carried at fair value was as follows (in thousands):

	Identical Assets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Balance as of December 31, 2009
Financial Assets
Money market funds	$12,479	$—	$—	$12,479
US Government agency securities	—	35,322	—	35,322
Auction rate securities	—	—	11,235	11,235
Put Option	—	—	1,465	1,465
Derivative assets	—	13	—	13

Total financial assets	$12,479	$35,335	$12,700	$60,514

Financial Liabilities
Convertible preferred stock warrant liability	$—	$—	$2,740	$2,740

Total financial liabilities	$—	$—	$2,740	$2,740

The change in the fair value of the Level 3 investments is summarized below (in thousands):

	Auction Rate Securities	Put Option
Fair value as of December 31, 2008	$10,907	$2,043
Redemption at par	(250)	—
Change in fair value recorded in other income (expense), net	578	(578)

Fair value as of December 31, 2009	11,235	1,465
Redemption at par	(12,700)	—
Change in fair value recorded in other income (expense), net	1,465	(1,465)

Fair value as of December 31, 2010	$—	$—

The change in the fair value of the convertible preferred stock warrant liability is summarized below (in thousands):

Fair value as of December 31, 2008	$2,132
Fair value of warrants issued	336
Fair value of cancelled award	(173)
Change in fair value recorded in other income (expense), net	445

Fair value as of December 31, 2009	2,740
Fair value of warrant issued	507
Change in fair valued recorded in other income (expense), net	(929)
Conversion of preferred stock warrants to common stock warrants	(2,318)

Fair value as of December 31, 2010	$—

The Company’s investment portfolio included ARS, which were issued principally by student loan entities and rated AAA by a major credit rating agency. ARS are structured to provide liquidity via an auction process that resets the applicable interest rate at predetermined calendar intervals, usually every 28 days. The underlying securities have stated or contractual maturities that are generally greater than one year. Typically, the carrying

Amyris, Inc.

Notes to Consolidated Financial Statements—(Continued)

value of ARS approximates fair value due to the frequent resetting of the interest rates. In February 2008, auctions failed for $12.95 million in par value of ARS that the Company held because sell orders exceeded buy orders. These failures are not believed to be a credit issue, but rather caused by a lack of liquidity. The funds associated with these failed auctions may not be accessible until the issuer calls the security, a successful auction occurs, a buyer is found outside of the auction process, or the security matures.

During 2008, the Company received notification from UBS AG (“UBS”), issued in connection with a settlement entered into between UBS and certain regulatory agencies, offering to repurchase all of the Company’s ARS holdings at par value. The Company formally accepted the settlement offer and entered into a repurchase agreement with UBS in November 2008. By accepting the agreement, the Company (1) received the right (“Put Option”) to sell its ARS at par value to UBS between June 30, 2010 and July 2, 2012; and (2) gave UBS the right to purchase the ARS from the Company any time after the acceptance date as long as the Company receives the full par value.

As of December 31, 2010 and 2009, the Company had $0 and $12.7 million par value, respectively, of ARS (fair value of $0 and $11.2 million, respectively). During 2010 and 2009, a total of $12.7 million and $250,000, respectively, of the ARS held by the Company were called at par by the issuer; therefore no realized losses were recognized on these securities. The Put Option was exercised on June 30, 2010 to sell the remaining ARS of $4.8 million at par value and was subsequently settled in the third quarter of 2010. During 2010, the Company received the $12.7 million par value upon liquidation of its ARS holdings during the second and third quarter of 2010.

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

Amyris, Inc.

Notes to Consolidated Financial Statements—(Continued)

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

Derivative instruments measured at fair value as of December 31, 2010 and 2009, and their classification on the consolidated balance sheets and consolidated statements of operations, are presented in the following tables (in thousands) except contract amounts:

	Asset/Liability as of
	December 31, 2010		December 31, 2009
Type of Derivative Contract	Quantity of Short Contracts	Fair Value	Quantity of Short Contracts	Fair Value
Regulated fixed price futures contracts, included in prepaid expenses and other current assets	—	$—	57	$13
Regulated fixed price futures contracts, included as liability in accounts payable	92	$324	—	$—

	Income Statement Classification	Years Ended December 31,
Type of Derivative Contract		2010	2009	2008
		Gain (Losses) Recognized
Regulated fixed price futures contracts	Cost of Product Sales	$(2,225)	$(1,910)	$752

4.	Balance Sheet Components

Investments

The following table summarizes the Company’s investments as of December 31, 2010 (in thousands):

	December 31, 2010
	Amortized Cost	Unrealized Gain (Loss)	Fair Value
Short-term investments
US Government agency securities	$105,630	$5	$105,635
Certificates of Deposit	9,238	—	9,238

Total short-term investments	$114,868	$5	$114,873

The following table summarizes the Company’s investments as of December 31, 2009 (in thousands):

	December 31, 2009
	Amortized Cost	Unrealized Gain (Loss)	Fair Value
Short-term investments
US Government agency securities	$35,319	$3	$35,322
Auction rate securities	12,700	(1,465)	11,235
Put Option	—	1,465	1,465

Total short-term investments	$48,019	$3	$48,022

Amyris, Inc.

Notes to Consolidated Financial Statements—(Continued)

Property and Equipment

Property and equipment, net is comprised of the following (in thousands):

	December 31,
	2010	2009
Leasehold improvements	$29,445	$29,575
Research and laboratory equipment	22,115	16,904
Computers and software	5,225	1,472
Furniture and office equipment	1,486	1,315
Vehicles	493	153
Construction in progress	12,431	2,158

	71,195	51,577
Less: accumulated depreciation and amortization	(16,348)	(9,017)

Property and equipment, net	$54,847	$42,560

Property and equipment includes $9.4 million and $8.9 million of research and laboratory equipment and furniture and office equipment under capital leases as of December 31, 2010 and 2009, respectively. Accumulated amortization of assets under capital leases totaled $3.8 million and $2.1 million as of December 31, 2010 and 2009, respectively.

Depreciation and amortization expense, including amortization of assets under capital leases, was $7.3 million, $5.8 million and $2.6 million for the years ended December 31, 2010, 2009 and 2008, respectively.

Other Assets

Other assets are comprised of the following (in thousands):

	December 31,
	2010	2009
Deferred charge asset (1)	$27,631	$—
Non-current deposits and other	4,916	230

Total other assets	$32,547	$230

(1)	The deferred charge asset relates to the collaboration agreement between the Company and Total (see Note 9).

Amyris, Inc.

Notes to Consolidated Financial Statements—(Continued)

Accrued and Other Current Liabilities

Accrued and other current liabilities are comprised of the following (in thousands):

	December 31,
	2010	2009
Professional services	$3,552	$2,411
Accrued vacation	1,996	1,471
Payroll and related expenses	2,729	1,573
Construction in Progress	2,227	—
Tax-related liabilities	1,273	330
Deferred rent, current portion	1,099	893
Refundable exercise price on early exercise of stock options	70	101
Refundable deposits	—	2,177
Restructuring charge, current portion	—	592
Other	1,849	897

Total accrued and other current liabilities	$14,795	$10,445

5.	Commitments and Contingencies

Capital Leases

In March 2008, the Company executed an equipment financing agreement intended to cover certain qualifying research and laboratory hardware and software. In January 2009, the agreement was amended to increase the financing amount. During the years ended December 31, 2010, 2009 and 2008, the Company financed certain purchases of hardware equipment and software of approximately $1.4 million, $4.8 million and $3.3 million, respectively. Pursuant to the equipment financing agreement, the Company financed the equipment with the transactions representing capital leases. Accordingly, fixed assets and capital lease liabilities were recorded at the present values of the future lease payments of $5.9 million and $6.9 million at December 31, 2010 and 2009. The incremental borrowing rates used to determine the present values of the future lease payments was 9.5%. Capital lease obligations expire at various dates, with the latest maturity in April 2013.

In connection with the capital lease entered into in 2008, the Company issued a warrant to purchase shares of the Company’s convertible preferred stock (see Note 10).

Amyris, Inc.

Notes to Consolidated Financial Statements—(Continued)

The recorded balance of capital lease obligations as of December 31, 2010 and 2009 was $5.9 million and $7.2 million, respectively. The Company recorded interest expense in connection with its capital leases of 821,000, $751,000 and $175,000 for the years ended December 31, 2010, 2009 and 2008, respectively. Future minimum payments under capital leases as of December 31, 2010, are as follows (in thousands):

Years ending December 31:

Capital Leases
2011	$3,395
2012	2,910
2013	391
2014	—
2015	—
Thereafter	—

Total future minimum lease payments	6,696
Less: amount representing interest	(751)

Present value of minimum lease payments	5,945
Less: current portion	(2,854)

Long-term portion	$3,091

Operating Leases

The Company has noncancelable operating lease agreements for office, research and development and manufacturing space in the United States that expire at various dates, with the latest expiration in May 2018. In addition, the Company leases facilities in Brazil pursuant to noncancelable operating leases that expires at various dates, with the latest expiration in June 2014.

In 2007, the Company entered into an operating lease for its new headquarters in Emeryville, California, with a term of ten years commencing in May 2008. As part of the operating lease agreement, the Company received a tenant improvements allowance of $11.4 million. The Company recorded the allowance as deferred rent and associated expenditures as leasehold improvements that are being amortized over the shorter of their useful life or the term of the lease. In connection with the operating lease, the Company elected to defer a portion of the monthly base rent due under the lease and entered into notes payable agreements with the lessor for the purchase of certain tenant improvements. In October 2010, the Company amended its lease agreement with the lessor of its headquarters, to lease up to approximately 22,000 square feet of research and development and office space. Estimated annual rent payment under this lease is approximately $0.9 million and the lease term ends on May 2018. In return for the removal of the early termination clause in its amended lease agreement, the Company received approximately $1.0 million from the lessor in December 2010.

The Company recognizes rent expense on a straight-line basis over the noncancelable lease term and records the difference between cash rent payments and the recognition of rent expense as a deferred rent liability. Where leases contain escalation clauses, rent abatements, and/or concession, such as rent holidays and landlord or tenant incentives or allowances, the Company applies them in the determination of straight-line rent expense over the lease term. Rent expense was $3.3 million, $3.6 million and $2.9 million for the years ended December 31, 2010, 2009 and 2008, respectively.

The Company has terminalling agreements with terminal storage facility vendors for the storage and handling of products. As of December 31, 2010 the Company had $1.9 million in outstanding commitments under these terminalling agreements of which $1.4 million and $0.5 million are expected to be paid in 2011and 2012, respectively.

Amyris, Inc.

Notes to Consolidated Financial Statements—(Continued)

Future minimum payments under operating leases as of December 31, 2010, are as follows (in thousands):

Years ending December 31:

Operating Leases
2011	$5,938
2012	6,657
2013	6,285
2014	6,004
2015	6,119
Thereafter	15,542

Total future minimum lease payments	$46,545

Guarantor Arrangements

The Company has agreements whereby it indemnifies its officers and directors for certain events or occurrences while the officer or director is, or was, serving at the Company’s request in such capacity. The term of the indemnification period is for the officer or director’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a director and officer insurance policy that limits its exposure and enables the Company to recover a portion of any future amounts paid. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal. Accordingly, the Company had no liabilities recorded for these agreements as of December 31, 2010 and 2009.

The Company has an uncommitted facility letter (“Credit Agreement”) with a financial institution to finance the purchase and sale of fuel and for working capital requirements, as needed. The Company is a parent guarantor for the payment of the outstanding balance under the Credit Agreement. As of December 31, 2010 the Company had $4.6 million in outstanding letters of credit under the Credit Agreement which are guaranteed by the Company and payable on demand. The Credit Agreement is collateralized by a first priority security interest in certain of the Company’s present and future assets.

The Company has a Terminalling Agreement with a terminal storage facility vendor for storing and handling of products. The Company has a parent guarantor for the payment of the outstanding balance under the Terminalling Agreement. As of December 31, 2010 the Company had $0.9 million in outstanding commitments under the Terminalling Agreement which are guaranteed by the Company and payable on demand.

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

Amyris, Inc.

Notes to Consolidated Financial Statements—(Continued)

6.	Debt

Debt is comprised of the following (in thousands):

	December 31,
	2010	2009
Credit facility	$—	$8,343
Notes payable	5,668	4,038
Loans payable	977	999

Total debt	6,645	13,380
Less: current portion	(1,911)	(9,018)

Long-term debt	$4,734	$4,362

Credit Facility

In January 2009, the Company entered into a credit facility with UBS associated with student loan auction rate securities holdings. In March and April 2009, the Company drew down $8.1 million and $0.5 million on the credit facility. The credit facility was collateralized by the ARS held with the bank. The credit facility had a variable interest rate of LIBOR plus 1.25%. As of December 31, 2009, the total amount outstanding under the credit facility was $8.3 million and the weighted average borrowing rate was 1.32%. In conjunction with the liquidation of the Company’s ARS holdings during the second and third quarter of 2010 (see Note 3), this credit facility was terminated and as of December 31, 2010, there is zero amount outstanding under this credit facility.

On November 10, 2010, the Company entered into a credit facility (“FINEP Credit Facility”) with Financiadora de Estudos e Projetos (“FINEP”), a state-owned company subordinated to the Brazilian Ministry of Science and Technology. This FINEP Credit Facility was extended to partially fund expenses related to the Company’s research and development project on sugarcane-based biodiesel (“FINEP Project”) and provides for loans of up to an aggregate principal amount of R$6.4 million Brazilian reais (approximately $3.9 million based on the exchange rate at December 31, 2010) which is guaranteed by a chattel mortgage on certain equipment of the Company as well as bank letters of guarantee. Upon compliance with certain terms and conditions under the FINEP Credit Facility, four tranches of the loan will become available to the Company for withdrawal. The first disbursement will be approximately R$1.8 million Brazilian reais and the next three disbursements will each be approximately R$1.6 million Brazilian reais. Under this FINEP Credit Facility, there were no amount outstanding as of December 31, 2010.

Interest on loans drawn under this credit facility is fixed at 5% per annum. In case of default or non-compliance to the terms of the agreement the interest on loans shall be dependent on the long-term interest rate as published by the Central Bank of Brazil (“TJLP”). If the TJLP at the time of default is greater than 6%, then the interest will be 5% + TJLP adjustment factor, otherwise the interest will be at 11% per annum. In addition, a fine of up to 10% shall apply to the amount of obligation in default. Interest on late balance shall be 1% interest per month, levied on the overdue amount. Payment of the outstanding loan balance will be made in 81 monthly installments which will commence in July 2012 and extend through March 2019. Interest on loans drawn and other charges will be paid on a monthly basis commencing on the month following the receipt of the first tranche.

The FINEP Credit Facility contains the following significant terms and conditions

•

The Company will share with FINEP the costs associated with the FINEP Project. At a minimum, the Company will contribute from its own funds approximately R$14.5 million Brazilian reais ($8.7 million based on the exchange rate at December 31, 2010) of which R$11.1 million Brazilian reais should have been contributed prior to the release of the second tranche;

Amyris, Inc.

Notes to Consolidated Financial Statements—(Continued)

•

After the release of the first tranche, prior to any subsequent drawdown from the FINEP Credit Facility, the Company must provide bank letters of guarantee of up to R$3.3 million Brazilian reais in aggregate (approximately $2.0 million based on the exchange rate at December 31, 2010);

•	Amounts released from the FINEP Credit Facility must be completely used by the Company towards the FINEP Project within 30 months after the contract execution.

Notes Payable

During the period between May 2008 and October 2008, the Company entered into notes payable agreements with the lessor of its headquarters under which the total amount of $3.3 million was borrowed for the purchase of tenant improvements, bearing an interest rate of 9.5% per annum and to be repaid over a period of 55 to 120 months. As of December 31, 2010 and 2009 a principal amount of $2.4 million, $2.8 million was outstanding under these notes payable, respectively.

During the period between January 2009 and December 2009, the Company entered into notes payable agreements with a service provider in connection with its software implementation under which the total amount of $1.2 million was borrowed for the payment of implementation services and software licenses, bearing an interest rate of 8.53% per annum and to be repaid over a period of 69 to 83 months. As of December 31, 2010 and 2009, a principal amount of $1.0 million and $1.1 million was outstanding under these notes payable.

In July 2009, the Company entered into a notes payable agreement of $378,000 with its insurance provider. The notes payable are payable in monthly principal and interest installments of $45,300 through March 2010. The note payable accrues interest at 6%. As of December 31, 2010 and 2009, a principal amount of zero and $125,000 was outstanding under the notes payable, respectively.

In March 2010, the Company entered into a notes payable agreement of $101,000 with its insurance provider. The notes are payable in monthly principal and interest installments of $11,000 through November 2010. The note payable accrued interest at 5.50%. As of December 31, 2010 there was zero amount outstanding under the notes payable.

In February 2010, the Company entered into a notes payable agreement of $239,000 with its landlord. The notes are payable in monthly principal and interest installments of $31,000 from June 2010 through January 2011. The notes payable accrue interest at 10.50%. As of December, 2010, a principal amount of $31,000 was outstanding under the notes payable.

In April 2010, the Company entered into a notes payable agreement of $182,000 with a financial institution to finance a software purchase. The notes were payable in equal installments of principal and interest starting in May 2010 through April 2012. The notes payable accrues interest at 10%. As of December 31, 2010, there was zero amount outstanding under the notes payable.

During the period between August 2010 and November 2010, the Company entered into notes payable agreements with an equipment financing company under which a total of $2.4 million was borrowed for the purchase of equipment and leasehold improvements. The notes payable bears an interest rate of 16.7% per annum to be repaid over a period of 42 months. As of December 31, 2010, a principal amount of $2.2 million was outstanding under these notes payable.

Loans Payable

In August 2009, the Company entered into a loans payable agreement with the lessor of its headquarters under which $750,000 was borrowed. The loan is payable in monthly installments of interest only and unpaid

Amyris, Inc.

Notes to Consolidated Financial Statements—(Continued)

interest and principal is payable in December 2011. Interest accrues at an interest rate of 10.5%. As of December 31, 2010 and 2009, a principal amount of $750,000 was outstanding under the loan. The notes payable agreement is secured by a $750,000 letter of credit.

In December 2009, the Company entered into a loan payable agreement with the lessor of its Emeryville pilot plant under which the total amount of $250,000 was borrowed, bearing an interest rate of 10% per annum and to be repaid over a period of 96 months. As of December 31, 2010 and 2009, a principal amount of $228,000 and $249,000 was outstanding under the loan, respectively.

Future minimum payments under the debt agreements as of December 31, 2010 are as follows (in thousands):

Years ending December 31:	Notes Payable	Loans Payable
2011	$1,760	$867
2012	1,728	45
2013	1,549	45
2014	952	45
2015	578	45
Thereafter	834	87

Total future minimum payments	7,401	1,134
Less: amount representing interest	(1,733)	(157)

Present value of minimum debt payments
	5,668	977
Less: current portion	(1,137)	(774)

Noncurrent portion of debt	$4,531	$203

Letters of Credit

In November 2008, the Company entered into an uncommitted facility letter (the “Credit Agreement”) with a financial institution to finance the purchase and sale of fuel and for working capital requirements, as needed. In October 2009, the agreement was amended to decrease the maximum amount that the Company may borrow under such facility. The Credit Agreement, as amended, provides an aggregate maximum availability up to the lower of $20.0 million and the borrowing base as defined in the agreement, and is subject to a sub-limit of $5.7 million for the issuance of letters of credit and a sub-limit of $20 million for short-term cash advances for product purchases. The Credit Agreement is collateralized by a first priority security interest in certain of the Company’s present and future assets. Amyris is a parent guarantor for the payment of the outstanding balance under the Credit Agreement. Outstanding advances bear an interest rate at the Company’s option of the bank’s prime rate plus 1.0% or the bank’s cost of funds plus 3.5%. As of December 31, 2010, the Company had sufficient borrowing base levels to draw down up to a total of $7.3 million in short term cash advances and $1.1 million available for letters of credit in addition to those outstanding as of December 31, 2010. As of December 31, 2010 and 2009, the Company had no outstanding advances and had $4.6 million and $1.1 million in outstanding letters of credit under the Credit Agreement.

To the extent that amounts under the Credit Agreement remain unused, while the Credit Agreement is in effect and for so long thereafter as any of the obligations under the Credit Agreement are outstanding, the Company will pay an annual commitment fee of $300,000. The Credit Agreement requires compliance with

Amyris, Inc.

Notes to Consolidated Financial Statements—(Continued)

certain customary covenants that require maintenance of certain specified financial ratios and conditions. As of December 31, 2010, the Company was in compliance with its financial covenants under the Credit Agreement.

In November 2009, the Company entered into an irrevocable standby letter of credit agreement (the “LC Agreement”) for up to $4.5 million. In December 2010, this LC Agreement was replaced by the revolving credit facility agreement (the “Revolving Credit Facility”) discussed below and the letters of credit that were outstanding under the LC Agreement remained outstanding as letters of credit subject to the terms and conditions of the Revolving Credit Facility. In addition, under the LC Agreement, the Company was required to maintain a deposit balance with the financial institution, which amounted to $4.5 million as of December 31, 2009 and as of the effective date of the Revolving Credit Facility. This requirement was eliminated and the restriction imposed on the $4.5 million cash deposit was removed on the date of the Revolving Credit Facility agreement became effective.

Revolving Credit Facility

On December 23, 2010, the Company established a revolving credit facility which provides for loans and standby letters of credit of up to an aggregate principal amount of $10.0 million with a sublimit of $5.0 million on the standby letters of credit. Interest on loans drawn under this revolving credit facility will be equal to (i) the Eurodollar Rate plus 3%; or (ii) the Prime Rate plus 0.50%. In case of default or non-compliance with the terms of the agreement, the interest on loans will be Prime Rate plus 2%. This revolving credit facility has a $5,000 annual loan fee and contains the following significant financial and non-financial covenants, all of which the Company was in compliance as of December 31, 2010:

Financial Covenants: The Company must maintain a liquidity of at least $10 million plus two times “Net Cash Used in Operating Activities” calculated using the Company’s Condensed Consolidated Statements of Cash Flows reflected in the Company’s most recent periodic report filed with the SEC. In addition, as of the end of each fiscal quarter, the Company must maintain a current ratio equal to or greater than 2:1.

Financial Statements: The Company must provide financial statements to the lender on a quarterly basis within 60 days after the end of each of the first three quarters of each fiscal year and audited financial statements within 105 days after the end of each fiscal year.

Under this facility, zero amount of loan and four letters of credit totaling $4.1 million were outstanding as of December 31, 2010. These outstanding letters of credit serves as security for certain facility and capital leases, each of which expires between November and December 2011 and will be automatically extended for another one-year period.

7.	Joint Ventures

SMA Indústria Química S.A.

On April 14, 2010, the Company established SMA Indústria Química S.A. (“SMA”), a joint venture with Usina São Martinho, to build the first facility in Brazil fully dedicated to the production of Amyris renewable products. The new company is located at the Usina São Martinho mill in Pradópolis, São Paulo state. SMA has a 20 year initial term.

Amyris plans to provide genetically engineered yeast to enable SMA to produce Biofene, a molecule which may be used as an ingredient in a wide range of consumer and industrial products, including detergents, cosmetics, perfumes and industrial lubricants.

Amyris, Inc.

Notes to Consolidated Financial Statements—(Continued)

SMA is managed by a three member executive committee, of which the Company appoints two members one of whom is the plant manager who is the most senior executive responsible for managing the construction and operation of the facility. SMA is governed by a four member board of directors, of which the Company and Usina São Martinho each appoint two members. The board of directors has certain protective rights which include final approval of the engineering designs and project work plan developed and recommended by the executive committee.

Under the joint venture agreements, the Company granted a royalty-free license to SMA. The Company will fund the construction costs of the new facility. São Martinho will reimburse up to 61.8 million Brazilian reais (approximately $37.1 million based on the exchange rate as of December 31, 2010) of the construction costs after SMA commences production. Post commercialization, the Company will market and distribute the Amyris renewable products. São Martinho will sell feedstock and provide certain other services to SMA. The cost of the feedstock to SMA is a price that is based on the average return that Usina São Martinho could receive from the production of its current products, sugar and ethanol. The Company is required to purchase the output of SMA for the first four years at a price that guarantees the return of Usina São Martinho’s investment plus a fixed interest rate. After this four year period, the price is set to guarantee a break-even price to SMA plus an agreed upon return.

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

Amyris has a 50% ownership in SMA. The Company has identified SMA as a VIE. The Company is the primary beneficiary and consequently consolidates SMA’s operations in its financial statements. As of December 31, 2010, the Company’s investment in SMA did not have a significant impact on its consolidated financial position, results of operations or cash flows.

Cosan S.A.

In December 2010, the Company entered into a definitive agreement to establish a joint venture for the worldwide development, production and commercialization of renewable base oils derived from Amyris Biofene with an affiliate of Cosan SA Indústria e Comercio (“Cosan”) for use in lubricants in the industrial, commercial and automotive markets. The parties anticipate the formation of the joint venture to occur in the first half of 2011 upon the completion and the parties’ approval of the assessment being conducted to prove the business, technical and commercial feasibility of the joint venture. Upon formation of the joint venture, the joint venture company will be the exclusive means through which Amyris and Cosan will develop, produce, market and distribute the joint venture company’s products on a worldwide basis for use in lubricants in the industrial, commercial and automotive markets. The Company has identified the joint venture as a VIE and Amyris will have a 50% ownership in the joint venture. The power to direct activities, which most significantly impact the economic success of joint venture, is shared among Amyris and Cosan who are not related parties. Accordingly, Amyris is not the primary beneficiary and will not consolidate the joint venture on the transaction closing date. However, a VIE analysis needs to be reconsidered on an ongoing basis.

Amyris, Inc.

Notes to Consolidated Financial Statements—(Continued)

8.	Noncontrolling Interest

Redeemable Noncontrolling Interest

In February 2008, the Company formed a subsidiary Amyris Pesquisa e Desenvolvimento de Biocombustíveis, Ltda. In March 2008, the Company sold a 30% interest to Crystalsev and the subsidiary was renamed Amyris-Crystalsev Pesquisa e Desenvolvimento de Biocombustíveis Ltda. (“ACB”). The Company invested $3.8 million of cash for a 70% interest in ACB and Crystalsev contributed $1.6 million of cash for the remaining 30% interest.

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

In December 2009, Amyris Brasil sold 1,111,111 of its shares representing a 4.8% interest in Amyris Brasil for BRL$10.0 million. The redeemable noncontrolling interest was reported in the mezzanine equity section of the consolidated balance sheet because the Company was then subject to a contingent put option under which it could have been required to repurchase an interest in Amyris Brasil from the noncontrolling interest holder. The Company has recognized a noncontrolling interest from December 22, 2009 to December 31, 2009 in the consolidated balance sheets and statements of operations.

In March 2010, Amyris Brasil sold an additional 853,333 shares of its stock, an incremental 3.4% interest, for BRL $3.0 million. In May 2010, Amyris Brasil sold an additional 1,111,111 shares of its stock, an incremental 4.07% interest, for BRL$10.0 million.

Under the terms of the agreements with these Amyris Brasil investors, the Company had the right to require the investors to convert their shares of Amyris Brasil into shares of common stock at a 1:0.28 conversion ratio. On September 30, 2010, in connection with the Company’s IPO, shares of Amyris Brasil held by these investors were converted into 861,155 shares of the Company’s common stock. The remaining noncontrolling interest as of September 30, 2010 was converted to common stock and additional paid-in capital.

At the closing of the IPO, the Company recorded a one-time beneficial conversion feature charge of $2.7 million associated with the conversion of the shares of Amyris Brasil held by investors into shares of Amyris, Inc. common stock, which impacted earnings per share for the year ended December 31, 2010.

The following table provides a roll forward of the redeemable noncontrolling interest recorded as mezzanine equity (in thousands):

Balance as of December 31, 2008	$—
Proceeds from redeemable noncontrolling interest	5,626
Net loss	(120)

Balance as of December 31, 2009	5,506
Proceeds from redeemable noncontrolling interest	7,041
Conversion of shares of Amyris Brasil S.A. subsidiary held by third parties into common stock	(11,870)
Foreign currency translation adjustment	217
Net loss	(894)

Balance as of December 31, 2010	$—

Amyris, Inc.

Notes to Consolidated Financial Statements—(Continued)

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

9.	Significant Agreements

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

Amyris, Inc.

Notes to Consolidated Financial Statements—(Continued)

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

In June 2010, concurrent with the collaboration agreement, the Company issued 7,101,548 shares of Series D preferred stock to Total for aggregate proceeds of approximately $133.0 million at a per share price of $18.75, which was lower that the per share fair value of common stock as determined by management and the Board of Directors. Due to the fact the collaboration agreement and the issuance of shares to Total occurred concurrently, the terms of both the collaboration agreement and the issuance of preferred stock were evaluated to determine whether their separately stated pricing was equal to the fair value of services and preferred stock. The Company determined that the fair value of Series D preferred stock was $22.68 at the time of issuance, and therefore, the Company measured the preferred stock initially at its fair value with a corresponding reduction in the consideration for the services under the collaboration agreement. As revenue from collaboration agreement will be generated over a period of time based on the performance requirements, the Company recorded the difference between the fair value and consideration received for Series D preferred stock of $27.9 million as deferred charge asset within other assets at the time of issuance which will be reduced in proportion to the actual worked performed by the Company under the collaboration agreement. During 2010, the Company recognized a reduction of $278,000 against the deferred charge asset.

As a result of recording Series D preferred stock at its fair value, the effective conversion price was greater than the fair value of common stock as determined by management and the Board of Directors. Therefore, no beneficial conversion feature was recorded at the time of issuance. The Company further determined that the conversion option with a contingent reduction in the conversion price upon a qualified IPO is a potential contingent beneficial feature and, as a result, the Company calculated the intrinsic value of such conversion option upon occurrence of the qualified IPO. The Company determined that a contingent beneficial conversion feature existed and the Company recorded a charge within the equity section of its balance sheet, which impacted earnings per share for the year ended December 31, 2010, based upon the price at which shares were offered to the public in the IPO in relation to the adjustment provisions provided for the Series D preferred stock. Based on the IPO price of $16.00 per share, the charge to net loss attributable to Amyris’ common stockholders was $39.3 million.

Amyris, Inc.

Notes to Consolidated Financial Statements—(Continued)

In connection with Total’s equity investment, the Company agreed to appoint a person designated by Total to serve as a member of the Company’s Board of Directors in the class subject to the latest reelection date, and to use reasonable efforts, consistent with the Board of Directors’ fiduciary duties, to cause the director designated by Total to be re-nominated by the Board of Directors in the future. These membership rights terminate upon the earlier of Total holding less than half of the shares of common stock originally issuable upon conversion of the Series D preferred stock or a sale of the Company.

The Company also agreed with Total that, so long as Total holds at least 10% of the Company’s voting securities, the Company will notify Total if the Company’s Board of Directors seeks to cause the sale of the Company or if the Company receives an offer to be acquired. In the event of such decision or offer, the Company must provide Total with all information given to an offering party and certain other information, and Total will have an exclusive negotiating period of 15 business days in the event the Board of Directors authorizes the Company to solicit offers to buy the Company, or five business days in the event that the Company receives an unsolicited offer to be acquired. This exclusive negotiation period will be followed by an additional restricted negotiation period of 10 business days, during which the Company will be obligated to negotiate with Total and will be prohibited from entering into an agreement with any other potential acquirer. Total has also entered into a standstill agreement pursuant to which it agreed for a period of three years not to acquire in excess of the greater of 20% or the number of shares of Series D preferred stock purchased by Total (during the initial two years) or 30% (during the third year) of the Company’s common stock without the prior consent of our Board of Directors, except that, among other things, if another person acquires more than Total’s then current holdings of the Company’s common stock, then Total may acquire up to that amount plus one share.

Soliance Development and Commercialization Agreement

In June 2010, the Company entered into an agreement with Soliance for the development and commercialization of Biofene -based squalane for use as an ingredient in cosmetics products. The parties anticipate the formation of a joint venture for the production of squalane and the development of squalane formulations for these products, with Soliance to act as the distributor.

M&G Finanziaria Collaboration Agreement

In June 2010, the Company entered into a collaboration agreement with M&G Finanziaria S.R.L. Under the terms of the collaboration agreement each party bears its own costs incurred for the collaboration milestones. The agreement also establishes the terms under which M&G may purchase Biofene from the Company for use in M&G’s polyethylene terephthalate, or PET, resins to be incorporated into containers for food, beverages and other products.

Manufacturing Activities

Biomin

In June 2010, the Company entered into a joint manufacturing agreement with Biomin GMBH to utilize a portion of its Brazilian manufacturing facilities to produce Amyris products commencing in 2011. The joint manufacturing agreement requires the acquisition of certain equipment to be used exclusively for the manufacturing of the product. Under the terms of the agreement Amyris will procure and contract the engineering activities and the necessary equipment for the manufacturing of Amyris products.

Amyris, Inc.

Notes to Consolidated Financial Statements—(Continued)

Tate & Lyle

In November 2010, the Company entered into a contract manufacturing agreement with Tate & Lyle Ingredients Americas, Inc. (“Tate & Lyle”), an affiliate of Tate & Lyle PLC. Under this arrangement, Tate & Lyle will produce Amyris products, which will be owned and distributed by the Company.

Firmenich SA

Also in November 2010, the Company entered into collaboration and joint development agreements with Firmenich SA (“Firmenich”), a fragrance and flavor company based in Geneva, Switzerland. Under the agreement, Firmenich will fund technical development at the Company to produce an ingredient for the fragrance and flavor market. The Company will manufacture the ingredient and Firmenich will market it, and the parties will share in any resulting economic value. The agreement also grants worldwide exclusive fragrance and flavor commercialization rights to Firmenich for the ingredient. In addition, Firmenich has an option to collaborate with the Company to develop a second ingredient. For the year ended December 31, 2010, the Company recorded $124,000 of revenue from the collaboration agreement with Firmenich.

Supply Agreements

Procter and Gamble

In June 2010, the Company entered into a supply agreement with The Procter & Gamble Company that establishes terms under which P&G may purchase Biofene from the Company for use in P&G’s products. The terms of the agreement call for non-refundable development fees payable to the Company in addition to payments for purchase of Biofene. At this time, P&G does not have an obligation to purchase a specified quantity.

Shell

In June 2010, the Company entered into an agreement with Shell Western Supply and Trading Limited (“Shell”), a subsidiary of Royal Dutch Shell plc, that contemplates the Company’s sale of certain minimum quantities of Company diesel fuel to Shell, commencing 18 months after the Company provides notice of election to sell under this agreement, and running for two years after the date specified in such notice, up to the end of March 2016 at the latest, with an option to renew for a further year. At this time, Shell does not have an obligation to purchase a specific quantity, or any, product under this agreement, and the Company is not obligated to sell specific quantities to Shell, but the parties will become subject to obligations to purchase and sell to the extent that formal notices and orders are submitted under the agreement in the future.

10.	Stockholders’ Equity (Deficit)

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

Amyris, Inc.

Notes to Consolidated Financial Statements—(Continued)

In connection with the IPO, the Company granted the underwriters the right to purchase up to an additional 795,000 shares of common stock to cover over-allotments. In October 2010, the underwriters exercised such right to purchase 795,000 shares and the Company received approximately $11.8 million of proceeds, net of underwriter’s discount.

Common Stock

As of December 31, 2009, the Company was authorized to issue shares of common and preferred stock of 33,000,000 and 21,080,641, respectively. On June 10, 2010, in connection with its incorporation in Delaware, the Company increased its authorized number of share of common and preferred stock to 61,862,355 and 23,862,355, respectively, and established the par value of each share of common stock and preferred stock to be $0.0001. On June 21, 2010, the Company increased its authorized number of shares of common and preferred stock to 70,000,000 and 30,963,903, respectively. In connection with the closing of the IPO in September 2010, the Company amended and restated its certificate of incorporation and increased its authorized number of shares of common stock to 100,000,000. Holders of the Company’s common stock are entitled to dividends as and when declared by the Board of Directors, subject to the rights of holders of all classes of stock outstanding having priority rights as to dividends. There have been no dividends declared to date. The holder of each share of common stock is entitled to one vote.

Preferred Stock

Pursuant to the Company’s amended and restated certificate of incorporation, the Company is authorized to issue 5,000,000 shares of preferred stock. The board of directors has the authority, without action by its stockholders, to designate and issue shares of preferred stock in one or more series and to fix the rights, preferences, privileges and restrictions thereof. Prior to the closing of the Company’s IPO, the Company had four series of convertible preferred stock outstanding.

In June 2010, concurrent with the collaboration agreement with Total, the Company issued 7,101,548 shares of Series D preferred stock to Total for aggregate proceeds of approximately $133.0 million at a per share price of $18.75, which was lower than the per share fair value of common stock as subsequently determined by management and the Board of Directors. Due to the fact the collaboration agreement and the issuance of shares to Total occurred concurrently, the terms of both the collaboration agreement and the issuance of preferred stock were evaluated to determine whether their separately stated pricing was equal to the fair value of services and preferred stock. The Company determined that the fair value of Series D preferred stock was $22.68 at the time of issuance, and therefore, the Company measured the preferred stock initially at its fair value with a corresponding reduction in the consideration for the services under the collaboration agreement.

The shares of Series D preferred stock purchased by Total prior to the IPO had a variable conversion rate into the Company’s common stock that depended on the price of the IPO. As a result of recording Series D preferred stock at its fair value, the effective conversion price was greater than the fair value of common stock as determined by management and the Board of Directors at the time of issuance of the Series D preferred stock. Therefore, no beneficial conversion feature was recorded at the time of issuance. The Company further determined that the conversion option with a contingent reduction in the conversion price upon a qualified IPO was a potential contingent beneficial feature and, as a result, the Company calculated the intrinsic value of such conversion option upon occurrence of the qualified IPO. The Company determined that a contingent beneficial conversion feature existed and the Company recorded a charge of $39.3 million within the equity section of its balance sheet, which impacted earnings per share, for the year ended December 31, 2010 during which the Company completed the IPO, based upon the price at which shares were offered to the public in relation to the

Amyris, Inc.

Notes to Consolidated Financial Statements—(Continued)

adjustment provisions provided for the Series D preferred stock. Based on the initial public offering price of $16.00 per share, the charge to net loss attributable to Amyris’ common stockholders was $39.3 million and the shares of Series D preferred stock were converted into 9,651,004 shares of the Company’s common stock.

At December 31, 2010, the Company had zero convertible preferred stock outstanding.

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

In 2008, in connection with the Company’s issuance of Series B-1 convertible preferred stock, the Company issued warrants to purchase 100,715 shares of the Company’s Series B-1 convertible preferred stock at an exercise price of $25.26 per share to the placement agent. The warrants were immediately exercisable and expire seven years from the effective date.

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

Amyris, Inc.

Notes to Consolidated Financial Statements—(Continued)

The Company determined the fair value of the preferred stock warrants at September 30, 2010 (the date of the Company’s IPO and the final valuation date of the preferred stock warrants before they converted to common stock warrants) and December 31, 2009 using the Black-Scholes option pricing model with the following weighted average assumptions:

	September 30, 2010	December 31, 2009
Expected dividend yield	0%	0%
Risk-free interest rate	1.8%	1.9%
Contractual term (in years)	6.6	6.1
Expected volatility	96%	96%

At September 30, 2010 (the final valuation date of the preferred stock warrants before they converted to common stock warrants ), the fair value of the common stock warrants was as follows (in thousands except share and per share data):

	Exercise Price per Share	Shares as of	Fair Value as of
Underlying Stock		September 30, 2010
Common Stock	$24.88	2,884	$24
Common Stock	$25.26	119,462	1,225
Common Stock	$12.46	73,258	1,069

Total		195,604	$2,318

At December 31, 2009, the fair value of each of the convertible preferred stock warrants was as follows (in thousands except share and per share data):

	Exercise Price per Share	Shares as of	Fair Value as of
Underlying Stock		December 31, 2009
Series B Convertible Preferred Stock	$24.88	2,580	$48
Series B-1 Convertible Preferred Stock	$25.26	106,567	2,267
Series C Convertible Preferred Stock	$12.46	24,101	425

Total		133,248	$2,740

For the years ended December 31, 2010, 2009, and 2008, the Company recorded a gain of $929,000, a loss of $445,000, and a loss of $114,000 respectively, to other income (expense), net to reflect the change in the fair value of the warrants.

Each of these warrants includes a cashless exercise provision which permits the holder of the warrant to elect to exercise the warrant without paying the cash exercise price, and receive a number of shares determined by multiplying (i) the number of shares for which the warrant is being exercised by (ii) the difference between the fair market value of the stock on the date of exercise and the warrant exercise price, and dividing such by (iii) the fair market value of the stock on the date of exercise. As of December 31, 2010, none of the warrants had been exercised and they represented presently exercisable rights to purchase 195,604 shares of common stock.

Restricted Stock

Pursuant to restricted stock agreements with the Company’s founders, the Company has the right, but not the obligation, to repurchase all or any portion of the unvested shares of common stock upon termination of

Amyris, Inc.

Notes to Consolidated Financial Statements—(Continued)

employment at the original purchase price per share. The repurchase rights with respect to founders stock lapse over the vesting period, which ranges from 68 to 100 months. As of December 31, 2010 and 2009, zero and 52,084 restricted shares, respectively, of common stock held by the Company’s founders were subject to repurchase by the Company.

11.	Stock Based Compensation Plans

2005 Stock Option/Stock Issuance Plan

In 2005, the Company established its 2005 Stock Option/Stock Issuance Plan (the “2005 Plan”) which provided for the granting of common stock options, restricted stock units, restricted stock and stock purchase rights awards to employees and consultants of the Company. The 2005 Plan allowed for time-based or performance-based vesting for the awards. Options granted under the 2005 Plan were either incentive stock options (“ISOs”) or nonqualified stock options (“NSOs”). ISOs were granted only to Company employees (including officers and directors who are also employees). NSOs were granted to Company employees and consultants.

Options under the 2005 Plan were granted for periods of up to ten years. All options issued to date have had a ten year life. The exercise price of an ISO and NSO should not be less than 100% of the estimated fair value of the shares on the date of grant, as determined by the Board of Directors. The exercise price of an ISO and NSO granted to a 10% stockholder could not be less than 110% of the estimated fair value of the underlying stock on the date of grant as determined by the Board of Directors. The options generally vested over five years.

In December 2009, the Company issued 10,000 shares of restricted stock to an employee with performance-based vesting conditions. The performance based vesting conditions require the achievement of certain operational performance criteria as a condition of vesting for such award within six months following the date of grant. As of December 31, 2009, the Company assessed the probability of achieving the performance conditions and determined it was not probable that the performance condition will be satisfied. On April 30, 2010, these shares of restricted stock were cancelled. No compensation cost was recorded during the years ended December 31, 2010 or 2009.

No income tax benefit has been recognized relating to stock-based compensation expense and no tax benefits have been realized from exercised stock options.

As of December 31, 2010, options to purchase 6,125,136 shares of the Company’s common stock granted from the 2005 Stock Option/Stock Issuance Plan remained outstanding and zero shares of the Company’s common stock remained available for issuance under the 2005 Plan as a result of the adoption of the 2010 Equity Incentive Plan discussed below. The options outstanding under the 2005 Plan as of December 31, 2010, had a weighted-average exercise price of approximately $5.92 per share.

2010 Equity Incentive Plan

In June, 2010, the Company’s Board of Directors approved the 2010 Equity Incentive Plan (“2010 Equity Plan”) which became effective on September 28, 2010 and will terminate in 2020. A total of 4,200,000 shares of common stock were initially reserved for future issuance under the 2010 Equity Plan, and 171,575 shares of common stock reserved for future grant or issuance under the 2005 Plan but which remain unissued as of September 28, 2010 were added to the shares reserved for issuance under the 2010 Equity Plan. In addition, any shares of the Company’s common stock (i) issued upon exercise of stock options granted under the 2005 Plan that cease to be subject to such option and (ii) issued under the 2005 Plan that are forfeited or repurchased by the

Amyris, Inc.

Notes to Consolidated Financial Statements—(Continued)

Company at the original purchase price will become part of the 2010 Equity Plan. During the fourth quarter of 2010, subsequent to the effective date of the 2010 Equity Plan, an additional 19,185 shares that were forfeited under the 2005 Plan were added to the shares reserved for issuance under the 2010 Equity Plan.

The number of shares reserved for issuance under the 2010 Equity Plan will increase automatically on the first day of each January, starting with January 1, 2011, by the number of shares equal to five percent of the Company’s total outstanding shares as of the immediately preceding December 31st. The Company’s Board of Directors or Leadership Development and Compensation Committee will be able to reduce the amount of the increase in any particular year. The 2010 Equity Plan provides for the granting of common stock options, restricted stock awards, stock bonuses, stock appreciation rights, restricted stock units and performance awards. It allows for time-based or performance-based vesting for the awards. Options granted under the 2010 Equity Plan may be either ISOs or NSOs. ISOs may be granted only to Company employees (including officers and directors who are also employees). NSOs may be granted to Company employees, non-employee directors and consultants. The Company will be able to issue no more than 30,000,000 shares pursuant to the grant of ISOs under the 2010 Equity Plan. Options under the 2010 Equity Plan may be granted for periods of up to ten years. All options issued to date have had a ten year life. The exercise price of an ISO and NSO shall not be less than 100% of the fair value of the shares on the date of grant. The exercise price of an ISO and NSO granted to a 10% stockholder shall not be less than 110% of the fair value of the underlying stock on the date of grant. The Company’s options generally vest over five years.

As of December 31, 2010, options to purchase 1,089,501 shares of our common stock granted from the 2010 Equity Plan remained outstanding and 3,301,259 shares of the Company’s common stock remained available for issuance upon the exercise of awards that may be granted from the 2010 Equity Plan. The options outstanding as of December 31, 2010, had a weighted-average exercise price of approximately $20.02 per share.

2010 Employee Stock Purchase Plan

In June, 2010, the Company’s Board of Directors approved the 2010 Employee Stock Purchase Plan (the “2010 ESPP”) which became effective on September 28, 2010. The 2010 ESPP is designed to enable eligible employees to purchase shares of the Company’s common stock at a discount. Each offering period is for one year and consists of two six-month purchase periods. The purchase price for shares of common stock under the 2010 ESPP is 85% lesser of the fair market value of the Company’s common stock on the first day of the applicable offering period or the last day of each purchase period. A total of 168,627 shares of common stock were initially reserved for future issuance under the 2010 Employee Stock Purchase Plan. During the first eight years of the life of the 2010 ESPP, the number of shares reserved for issuance will increase automatically on the first day of each January, starting with January 1, 2011, by the number of shares equal to one percent of the Company’s total outstanding shares as of the immediately preceding December 31st. The Company’s Board of Directors or Leadership Development and Compensation Committee will be able to reduce the amount of the increase in any particular year. No more than 10,000,000 shares of the Company’s common stock may be issued under the 2010 ESPP and no other shares may be added to this plan without the approval of the Company’s stockholders.

The initial offering period commenced on September 27, 2010, and shall end on November 15, 2011. The initial offering period consists of a single purchase period. Thereafter, a twelve-month offering period shall commence on each May 16th and November 16th, each offering period consisting of two six-month purchase periods.

At December 31, 2010, 168,627 shares of the Company’s common stock remained available for issuance under the 2010 ESPP.

Amyris, Inc.

Notes to Consolidated Financial Statements—(Continued)

Stock Option Activity

The Company’s stock option, restricted stock units, and restricted stock grant activity and related information for the year ended December 31, 2010 was as follows:

			Stock Options
	Shares Available for Grant	Restricted Stock Units Oustanding	Number Oustanding	Weighted - Average Exercise Price	Weighted - Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
						(in thousands)
Outstanding—December 31, 2009	579,518	60,000	4,446,894	$2.87	8.19	$28,661
Additional shares authorized	5,726,272		—
Options granted	(3,019,440)		3,019,440	15.46
Restricted stock units granted	(126,272)	126,272	—	—
Restricted stock units released		(176,272)
Options exercised	—		(60,883)	3.98
Options cancelled	130,814		(130,814)	7.16
Shares repurchased	367		—	0.28
Restricted stock cancelled	10,000	(10,000)	—	—

Outstanding—December 31, 2010	3,301,259	—	7,274,637	$8.01	8.00	$135,792

Vested and expected to vest—December 31, 2010			7,003,950	$7.82	7.97	$132,089
Exercisable—December 31, 2010			3,138,016	$3.95	7.18	$71,315

The aggregate intrinsic value of options exercised under the 2005 Plan was $934,000, $ 308,000 and $26,000 for the years ended December 31, 2010, 2009 and 2008, respectively, determined as of the date of option exercise. There were zero options exercised under the 2010 Equity Plan for the year ended December 31, 2010.

The following table summarizes information about stock options outstanding as of December 31, 2010:

	Options Outstanding		Options Exercisable
Exercise Price	Number of Options	Weighted - Average Remaining Contractual Life (Years)	Number of Options
$0.10—$0.20	33,700	5.0	33,700
$0.28—$0.28	1,171,700	6.1	951,116
$1.50—$1.50	273,660	6.6	222,485
$3.93—$3.93	1,797,296	7.1	1,084,157
$4.31—$4.31	1,039,333	8.7	420,670
$9.32—$9.32	1,131,793	9.0	245,100
$14.28—$14.28	228,700	9.2	47,583
$16.50—$16.50	591,876	9.7	23,991
$20.41—$20.41	508,954	9.3	71,877
$24.20—$24.20	497,625	8.9	37,337

	7,274,637	8.0	3,138,016

Amyris, Inc.

Notes to Consolidated Financial Statements—(Continued)

Common Stock Subject to Repurchase

Historically under the 2005 Plan, the Company allowed employees to exercise options prior to vesting. The Company has the right to repurchase at the original purchase price any unvested (but issued) common shares upon termination of service of an employee. The consideration received for an exercise of an option is considered to be a deposit of the exercise price and the related dollar amount is recorded as a liability. The shares and liability are reclassified into equity on a ratable basis as the award vests. The Company recorded a liability in accrued expenses of $70,000 and $101,000 relating to 33,396 and 69,954 options that were exercised and unvested as of December 31, 2010 and 2009, respectively. These shares were subject to a repurchase right held by the Company and are included in issued and outstanding shares as of December 31, 2010 and 2009, respectively.

Stock-Based Compensation Expense

Stock-based compensation expense related to options and restricted stock units granted to employees and nonemployees was allocated to research and development expense and sales, general and administrative expense as follows (in thousands):

	Years Ended December 31,
	2010	2009	2008
Research and development	$2,161	$773	$632
Sales, general and administrative	8,271	2,526	1,395

Total stock-based compensation expense	$10,432	$3,299	$2,027

Employee Stock–Based Compensation

During the years ended December 31, 2010, 2009, and 2008, the Company granted 2,918,440, 1,089,053, and 1,289,549 stock options, respectively, to employees with a weighted average grant date fair value of $11.84, $4.31, and 5.83 per share, respectively. As of December 31, 2010 and 2009, there was unrecognized compensation costs of $30.9, and $6.7 million, respectively, related to these stock options. The Company expects to recognize those costs over a weighted average period of 3.4 years as of December 31, 2010. Future option grants will increase the amount of compensation expense to be recorded in these periods.

Compensation expense was recorded for stock-based awards granted to employees based on the grant date estimated fair value (in thousands):

	Years Ended December 31,
	2010	2009	2008
Research and development	$2,086	$765	$501
Sales, general and administrative	5,696	1,822	849

Total stock-based compensation expense	$7,782	$2,587	$1,350

The Company sells ethanol and reformulated ethanol-blended gasoline procured from third parties and relies on contracted third parties for the transportation and storage of products. Accordingly, the Company does not have any dedicated headcount included in cost of product sales. The six employees of Amyris Fuels are involved in sales, general and administrative functions and their entire compensation including stock compensation expense is recorded in sales, general and administrative expenses.

Amyris, Inc.

Notes to Consolidated Financial Statements—(Continued)

The Company estimated the fair value of employee stock options using the Black-Scholes option pricing model. The fair value of employee stock options is being amortized on a straight-line basis over the requisite service period of the awards. The fair value of employee stock options was estimated using the following weighted-average assumptions:

	Years Ended December 31,
	2010	2009	2008
Expected dividend yield	0%	0%	0%
Risk-free interest rate	2.5%	2.80%	3.20%
Expected term (in years)	6	6	6
Expected volatility	96%	97%	70%

Expected Dividend Yield—The Company has never paid dividends and does not expect to pay dividends.

Risk-Free Interest Rate—The risk-free interest rate was based on the market yield currently available on United States Treasury securities with maturities approximately equal to the option’s expected term.

Expected Term—Expected term represents the period that the Company’s stock-based awards are expected to be outstanding. The Company’s assumptions about the expected term have been based on that of companies that have similar industry, life cycle, revenue, and market capitalization.

Expected Volatility—The expected volatility was based on the historical stock volatilities of several of the Company’s publicly listed comparable companies over a period equal to the expected terms of the options, as the Company does not have any trading history to use the volatility of its own common stock.

Fair Value of Common Stock— Prior to the IPO, the fair value of the shares of common stock underlying the stock options has historically been determined by the Board of Directors. Because there has been no public market for the Company’s common stock, the Board of Directors has determined fair value of the common stock at the time of grant of the option by considering a number of objective and subjective factors including valuation of comparable companies, sales of convertible preferred stock to unrelated third parties, operating and financial performance, the lack of liquidity of capital stock and general and industry specific economic outlook, amongst other factors. The fair value of the underlying common stock was determined by the Board of Directors until the IPO when the Company’s common stock started trading in the NASDAQ Global Market under ticker symbol AMRS on September 28, 2010. Consequently, after the IPO the fair value of the shares of common stock underlying the stock options is the closing price on the option grant date.

Forfeiture Rate—The Company estimates its forfeiture rate based on an analysis of its actual forfeitures and will continue to evaluate the adequacy of the forfeiture rate based on actual forfeiture experience, analysis of employee turnover behavior, and other factors. The impact from a forfeiture rate adjustment will be recognized in full in the period of adjustment, and if the actual number of future forfeitures differs from that estimated by the Company, the Company may be required to record adjustments to stock-based compensation expense in future periods.

Each of the inputs discussed above is subjective and generally requires significant management and director judgment to determine.

Nonemployee Stock–Based Compensation

During the years ended December 31, 2010, 2009 and 2008, the Company granted 101,000, 20,500 and zero options, respectively, to purchase common stock to nonemployees in exchange for services. Compensation

Amyris, Inc.

Notes to Consolidated Financial Statements—(Continued)

expense of $834,000, $238,000 and $636,000 was recorded for the years ended December 31, 2010, 2009 and 2008, respectively, for stock-based awards granted to nonemployees. The nonemployee options were valued using the Black-Scholes option pricing model.

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

In the three months ended March 31, 2010, 126,272 restricted stock units were granted to the same related party. The restricted stock units vested quarterly and became fully vested as of September 30, 2010. Compensation expense of $1.8 million, $466,000 and $41,000 was recorded for the years ended December 31, 2010, 2009, and 2008, respectively.

The fair value of non-employee stock options was estimated using the following weighted-average assumptions:

	Years Ended December 31,
	2010	2009	2008
Expected dividend yield	0%	0%	0%
Risk-free interest rate	3.2%	3.3%	3.4%
Expected term (in years)	8.6	8.1	8.8
Expected volatility	95%	93%	71%

12.	Employee Benefit Plan

The Company established a 401(k) Plan to provide tax deferred salary deductions for all eligible employees. Participants may make voluntary contributions to the 401(k) Plan up to 90% of their eligible compensation, limited by certain Internal Revenue Service restrictions. The Company does not match employee contributions.

13.	Related Party Transactions

The Company has entered into a license agreement with University of California, Berkeley. A co-founder and advisor to the Company is a professor at the University of California, Berkeley. The Company paid the advisor $23,000, $34,000 and $30,000 during the years ended December 31, 2010, 2009, and 2008, respectively.

During 2008, the Company entered into an agreement with a venture capital group to provide strategic advisory services to Amyris and its then majority owned subsidiary Amyris Brasil. One of its directors is also a member of the Company’s Board of Directors (see Note 11).

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

Amyris, Inc.

Notes to Consolidated Financial Statements—(Continued)

14.	Restructuring

In June 2009, the Company initiated a restructuring plan to reduce its cost structure. The restructuring plan resulted in the consolidation of the Company’s headquarter facility located in Emeryville, California, which is under an operating lease. The Company ceased using a certain part of this headquarter facility in August 2009. The Company recorded approximately $5.4 million of restructuring charges associated with the facility lease costs after the operations ceased. In addition, as a result of the consolidation of the headquarter facility, the Company recorded approximately $3.1 million related to asset impairments and reversed $2.7 million related to deferred rent associated with the leased facility. In September 2010, the Company’s Board of Directors approved the Company’s plan to reoccupy the part of its headquarter facility which was previously the subject of the 2009 restructuring. This reoccupied space will be used to meet the Company’s expansion requirements. As a result, the Company reversed approximately $4.6 million of its restructuring liability and recognized an income from restructuring of $2.1 million during the year ended December 31, 2010.

The following table summarizes the liability and utilization by cost type associated with the restructuring (in thousands):

	Exit Costs	Asset Impairments	Deferred Rent	Total
Accrued restructuring as of December 31, 2008	$—	$—	$—	$—
Additional accruals	5,412	3,075	(2,719)	5,768
Cash Payments	(534)	—	—	(534)
Accretion expense	200	—	—	200
Non-cash settlements	—	(3,075)	2,719	(356)

Accrued restructuring as of December 31, 2009	5,078	—	—	5,078
Cash payments	(906)	—	—	(906)
Accretion expense	395	—	—	395
Reversal of restructuring liability	(2,061)	—	(2,506)	(4,567)

Accrued restructuring as of December 31, 2010	$2,506	$—	$(2,506)	$—

15.	Income Taxes

The components of income (loss) before income taxes and minority interests are follows for the years ended December 31, 2010, 2009 and 2008 (in thousands):

	Years Ended December 31,
	2010	2009	2008
United States	$(67,525)	$(57,393)	$(40,907)
Foreign	(15,265)	(7,407)	(1,636)

Loss before income taxes	$(82,790)	$(64,800)	$(42,543)

Amyris, Inc.

Notes to Consolidated Financial Statements—(Continued)

The components of the provision for (benefit from) income taxes are as follows for the years ended December 31, 2010, 2009 and 2008 (in thousands):

	Years Ended December 31,
	2010	2009	2008
Current:
Federal	$—	$—	$—
State	—	—	(207)
Foreign	—	—	—

Total current provision (benefit)	—	—	(207)

Deferred:
Federal	—	—	—
State	—	—	—
Foreign	—	—	—

Total deferred provision (benefit)	—	—	—

Total provision for (benefit from) income taxes	$—	$—	$(207)

A reconciliation between the statutory federal income tax and the Company’s effective tax rates as a percentage of loss before income taxes is as follows:

	Years Ended December 31,
	2010	2009	2008
Statutory tax rate	(34.0%)	(34.0%)	(34.0%)
State tax rate, net of federal benefit	(1.6)	(5.5)	(3.5)
Stock-based compensation	0.3	0.4	0.5
Federal R&D credit	(0.8)	(1.0)	(0.1)
Other	1.6	(1.2)	(1.1)
Change in valuation allowance	34.5	41.3	37.8

Effective income tax rate	0%	0%	(0.4%)

Amyris, Inc.

Notes to Consolidated Financial Statements—(Continued)

Temporary differences and carryforwards that gave rise to significant portions of deferred taxes are as follows (in thousands):

	December 31,
	2010	2009	2008
Net operating loss carry forwards	$56,615	$37,118	$19,879
Fixed assets	340	108	—
Research and development credits	3,325	2,409	208
Accruals and reserves	2,257	1,240	552
Stock-based compensation	4,316	1,602	719
Capitalized start-up costs	8,993	2,908	—
Other	225	2,414	—

Total deferred tax assets	76,071	47,799	21,358
Fixed assets	—	—	(296)
Other	—	—	(43)

Total deferred tax liabilities	—	—	(339)

Net deferred tax asset prior to valuation allowance	76,071	47,799	21,019
Less: Valuation allowance	(76,071)	(47,799)	(21,019)

Net deferred tax assets (liabilities)	$—	$—	$—

Recognition of deferred tax assets is appropriate when realization of such assets is more likely than not. Based upon the weight of available evidence, especially the uncertainties surrounding the realization of deferred tax assets through future taxable income, the Company believes it is not yet more likely than not that the net deferred tax assets will be fully realizable. Accordingly, the Company has provided a full valuation allowance against its net deferred tax assets as of December 31, 2010. The valuation allowance increased $28.3 million, $26.8 million, and $16.1 million during the years ended December 31, 2010, 2009 and 2008, respectively.

As of December 31, 2010, the Company had federal and California net operating loss carryforwards of approximately $153.3 million and $85.2 million available to reduce future taxable income, if any, respectively. Approximately $1.6 million and $0.8 million of the federal and California net operating loss carryforwards, respectively, resulted from exercises of employee stock options and vesting of restricted stock units and were not recorded on the Company’s consolidated balance sheets. In accordance with ASC 718, such unrecognized deferred tax benefits of approximately $0.6 million will be accounted for as a credit to the additional paid-in capital if and when realized through a reduction in income tax payable. The Tax Reform Act of 1986 and similar state provisions limit the use of net operating loss carryforwards in certain situations where equity transactions result in a change of ownership as defined by Internal Revenue Code Section 382. In the event the Company should experience an ownership change, as defined, utilization of its federal and state net operating loss carryforwards could be limited. If not utilized, the federal net operating loss carryforward begins expiring in 2025, and the California net operating loss carryforward begins expiring in 2015.

The Company also had federal and California research and development credit carryforwards of approximately $2.7 million and $3.0 million, respectively, at December 31, 2010. The Tax Reform Act of 1986 limits the use of research and development credit carryforwards in certain situations where equity transactions result in a change of ownership as defined by Internal Revenue Code Section 383. The federal credits will expire starting 2024 if not utilized. The California tax credits can be carried forward indefinitely.

Amyris, Inc.

Notes to Consolidated Financial Statements—(Continued)

Effective January 1, 2007, the Company adopted the accounting guidance on uncertainties in income taxes. A reconciliation of the beginning and ending amounts of unrecognized tax benefits since the adoption of accounting guidance on uncertainty in income taxes is as follows:

Balance at December 31, 2007	$149
Increases in tax positions during current period	423

Balance at December 31, 2008	572
Increases in tax positions during current period	460

Balance at December 31, 2009	1,032
Increases in tax positions for prior period	138
Increases in tax positions during current period	564

Balance at December 31, 2010	$1,734

The Company’s policy is to include interest and penalties related to unrecognized tax benefits within the provision for taxes. The Company determined that no accrual for interest and penalties was required as of December 31, 2010

As of December 31, 2010, the Company’s total unrecognized tax benefits were $1.7 million, of which none of the tax benefits, if recognized, would affect the effective income tax rate due to the valuation allowance that currently offsets deferred tax assets. The Company does not anticipate the total amount of unrecognized income tax benefits will significantly increase or decrease in the next 12 months.

The Company’s primary tax jurisdiction is the United States. For United States federal and state tax purposes, tax years 2003 through 2010 remain open and subject to tax examination by the appropriate federal or state taxing authorities. Brazil tax years 2008 through 2009 remain open and subject to examination.

The Company is currently under audit by the US Internal Revenue Service for tax year 2008. As of December 31, 2010, the Company has not received any assessment with regard to this audit.

16.	Reporting Segments

The chief operating decision maker for the Company is the Chief Executive Officer. The Chief Executive Officer reviews financial information presented on a consolidated basis, accompanied by information about revenue by geographic region, for purposes of allocating resources and evaluating financial performance. The Company has one business activity and there are no segment managers who are held accountable for operations, operating results or plans for levels or components below the consolidated unit level. Accordingly, the Company has determined that it has a single reportable segment and operating unit structure.

Revenues by geography are based on the billing address of the customer. The following tables set forth revenue and long-lived assets by geographic area (in thousands):

Revenues

	Years Ended December 31,
	2010	2009	2008
United States	$80,311	$64,608	$13,892

Total	$80,311	$64,608	$13,892

Amyris, Inc.

Notes to Consolidated Financial Statements—(Continued)

Long-Lived Assets

	December 31,
	2010	2009
United States	$43,147	$34,868
Brazil	11,700	7,692

Total	$54,847	$42,560

17.	Subsequent Events

Glycotech

On January 3, 2011, the Company entered into a production service agreement with Glycotech, Inc. (“Glycotech”) and a right of first refusal agreement with Salisbury Partners, LLC (“Salisbury”), whereby Glycotech is to provide process development and production services for the manufacturing of various Amyris products at its facility leased from Salisbury in Leland, North Carolina. The Amyris products manufactured by Glycotech will be owned and distributed by the Company. Per the terms of the agreement, the Company will pay the manufacturing costs and 100% of all of the operating costs of Glycotech to run the facility and the facility will be dedicated solely for the manufacturing of Amyris products. The initial term of the agreement is for a two year period commencing on February 1, 2011 and will renew automatically for successive one-year terms, unless terminated by Amyris. In addition, Salisbury owns the facility and site leased by Glycotech, as well as the adjacent parcel of land next to the facility. Per the terms of the right of first refusal agreement with Salisbury, Salisbury agrees not to sell the facility and site leased by Glycotech during the term of the production service agreement. In the event that Salisbury is presented with an offer to sell or decides to sell the adjacent parcel, Amyris shall have the right of first refusal to acquire the adjacent parcel. The Company has determined that the arrangement with Glycotech qualifies as a VIE. The Company is the primary beneficiary and consequently will consolidate Glycotech’s operations in its financial statements starting in the first quarter of 2011.

Givaudan

On February 14, 2011, the Company entered into a development agreement with Givaudan SA. (“Givaudan”), the global leader in the fragrances and flavors industry, headquartered in Vernier, Switzerland. Under the agreement, Givaudan will develop a derivative of Biofene to be used as a building block for one of Givaudan’s most important proprietary fragrance ingredients. Upon successful achievement of certain success criteria, the Company will supply Biofene to Givaudan to derive a proprietary fragrance ingredient for the global fragrances and flavors market. Givaudan intends to market and distribute the final product as early as 2012, and the Company will share in the economic value created from the use of Biofene.

Revolving Credit Facility and Notes Payable

On February 10, 2010, the Company obtained a loan of $3.3 million from the revolving credit facility to payoff certain notes payable balances of approximately the same amount. As a result of the payoff, $1.0 million of the $4.1 million outstanding letters of credit under the revolving credit facility was cancelled.

FINEP Credit Facility

On February 11, 2011, the Company received the first tranche under the FINEP Credit Facility of R$1.8 million Brazilian reais (approximately $1.1 million based on the exchange rate at December 31, 2010).

Amyris, Inc.

Notes to Consolidated Financial Statements—(Continued)

Evergreen Shares for 2010 Equity Plan and 2010 ESPP

One February 28, 2011 the Company filed an S-8 to register the additional shares which will be available for issuance under the 2010 Equity Plan and the 2010 ESPP. These shares represents an automatic increase in the number of shares available for issuance under the 2010 Equity Plan and the 2010 ESPP of 2,192,371 and 438,474, respectively equal to 5% and 1% respectively of 43,847,425 shares, the total outstanding shares of the Company’s common stock as of December 31, 2010. This automatic increase was effective as of January 1, 2011. Shares available for issuance under the 2010 EIP and 2010 ESPP were initially registered on a registration statement on Form S-8 filed with the Securities and Exchange Commission on October 1, 2010 (Registration No. 333-169715).

SUPPLEMENTARY FINANCIAL DATA

Selected Quarterly Financial Data (unaudited)

The following table presents selected unaudited consolidated financial data for each of the eight quarters in the two-year period ended December 31, 2010. In the Company’s opinion, this unaudited information has been prepared on the same basis as the audited information and includes all adjustments (consisting of only normal recurring adjustments) necessary for a fair statement of the financial information for the period presented. Net income (loss) per share—basic and diluted, for the four quarters of each fiscal year may not sum to the total for the fiscal year because of the different number of shares outstanding during each period.

	Quarter
	First	Second	Third		Fourth
	(In Thousands, except share and per share amounts)
Year Ended December 31, 2010
Total revenues	$13,655	$12,702	$24,225		$29,729
Net loss attributable to common stockholders	$(16,152)	$(19,944)	$(62,140	)(1)	$(25,643)
Net loss per share—basic and diluted	$(3.22)	$(3.94)	$(11.89)		$(0.59)
Shares used in calculation—basic and diluted	5,010,569	5,056,914	5,227,689		43,744,476
Year Ended December 31, 2009
Total revenues	$2,091	$20,803	$23,725		$17,989
Net loss attributable to common stockholders	$(12,172)	$(12,385)	$(19,786)		$(20,116)
Net loss per share—basic and diluted	$(2.65)	$(2.62)	$(4.12)		$(4.12)
Shares used in calculation—basic and diluted	4,592,400	4,730,912	4,805,590		4,879,693

(1)	During the three months ended September 30, 2010, the Company recorded deemed dividend related to the charges incurred with the one-time beneficial conversion feature of the Series D convertible preferred stock of $39.3 million and to the one-time beneficial conversion feature related to the conversion of Amyris Brasil S.A. shares of $2.7 million, each of which converted into Amyris Inc. common stock at the time of the IPO.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The SEC defines the term “disclosure controls and procedures” to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. “Disclosure controls and procedures” include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our Chief Executive Officer and our Chief Financial Officer have concluded, based on an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act) by our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, that our disclosure controls and procedures were effective at the reasonable assurance level as of the December 31, 2010.

Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies. At December 31, 2011, Section 404 of the Sarbanes-Oxley Act will require our management to provide an assessment of the effectiveness of our internal control over financial reporting, and our independent registered public accounting firm will be required to provide an attestation on the effectiveness of our internal controls over financial reporting. We are in the process of performing the system and process documentation, evaluation and testing required for management to make this assessment and for our independent registered public accounting firm to provide its attestation report. We have not completed this process or its assessment, and this process will require significant amounts of management time and resources. In the course of evaluation and testing, management may identify deficiencies that will need to be addressed and remediated.

Changes in Internal Control

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during our fourth fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

Certain information required by Part III is omitted from this Annual Report on Form 10-K and is incorporated herein by reference from our definitive proxy statement relating to our 2010 annual meeting of stockholders, pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, also referred to in this Form 10-K as our 2011 Proxy Statement, which we expect to file with the SEC no later than April 30, 2011.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information appearing in our 2011 Proxy Statement under the following headings is incorporated herein by reference:

•	Proposal 1—Election of Directors

•	Corporate Governance

•	Section 16(a) Beneficial Ownership Reporting Compliance

The information under the heading “Executive Officers of the Registrant” in Item 1 of this Annual Report on Form 10-K is also incorporated by reference in this section.

We have adopted a Code of Business Conduct and Ethics that applies to all directors, officers and employees of Amyris as required by NASDAQ governance rules and as defined by applicable SEC rules. Our Code of Business Conduct and Ethics includes a section entitled “Code of Ethics for Chief Executive Officer and Senior Financial Officers,” providing additional principles for ethical leadership and a requirement that such individuals foster a culture throughout Amyris that helps ensure the fair and timely reporting of our financial results and condition. Our Code of Business Conduct and Ethics is available on the corporate governance section of our website at “http://investors.amyris.com/governance.cfm.” Stockholders may also obtain a print copy of our Code of Business Conduct and Ethics and our Corporate Governance Guidelines by writing to the Secretary of Amyris at 5885 Hollis Street, Suite 100, Emeryville, California 94608. If we make any substantive amendments to our Code of Business Conduct and Ethics or grant any waiver from a provision of the Internal Revenue Code to any executive officer or director, we will promptly disclose the nature of the amendment or waiver on the corporate governance section of our website at “http://investors.amyris.com/governance.cfm.”

ITEM 11.	EXECUTIVE COMPENSATION

The information appearing in our 2011 Proxy Statement under the following headings is incorporated herein by reference:

•	Executive Compensation

•	Director Compensation

•	Compensation Committee Interlocks and Insider Participation

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information appearing in our 2011 Proxy Statement under the following headings is incorporated herein by reference:

•	Security Ownership of Certain Beneficial Owners and Management

•	Equity Compensation Plan Information

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information appearing in our 2011 Proxy Statement under the following headings is incorporated herein by reference:

•	Transactions with Related Persons

•	Proposal 1—Election of Directors—Independence of Directors

•	Proposal 1—Election of Directors—Committees of the Board

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information appearing in our 2011 Proxy Statement under the heading “Proposal 4—Ratification of Appointment of Independent Registered Public Accounting Firm” is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report on Form 10-K:

(1)	Financial Statements. Reference is made to the Index to the registrant’s the Financial Statements under Item 8 in Part II of this Form 10-K.

(2)	Financial Statement Schedules. The following consolidated financial statement schedule of the registrant is filed as part of this report on Form 10-K and should be read in conjunction with the Consolidated Financial Statements of Amyris, Inc.:

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 and 2008

(in thousands)

	Balance at Beginning of Period	Additions	Write-off/ Adjustments	Balance at End of Period
Income Tax Valuation Allowance:
Year ended December 31, 2010	$47,799	$28,272	$—	$76,071
Year ended December 31, 2009	$21,019	$26,780	$—	$47,799
Year ended December 31, 2008	$4,955	$16,064	$—	$21,019

Schedules not listed above are omitted because they are not required, they are not applicable or the information is already included in the consolidated financial statements or notes thereto.

(3)	Exhibits. The exhibits listed on the accompanying index to exhibits in Item 15(b) below are filed as part of, or hereby incorporated by reference into, this report on Form 10-K.

(b)	Exhibits.

The exhibits listed below are required by Item 601 of Regulation S-K.

Exhibit Index		Previously Filed				Filed Herewith
	Description	Form	File No.	Filing Date	Exhibit

3.01	Restated Certificate of Incorporation	10-Q	001-34885	November 10, 2010	3.01

3.02	Restated Bylaws	10-Q	001-34885	November 10, 2010	3.02

4.01	Form of Stock Certificate	S-1	333-166135	July 6, 2010	4.01

4.02	Amended and Restated Investors’ Rights Agreement dated June 21, 2010 among registrant and registrant’s security holders listed therein	S-1	333-166135	June 23, 2010	4.02

4.03	Form of Warrant to Purchase Series B-1 Preferred Stock and schedule of Warrants to Purchase Series B-1 Preferred Stock issued to Advanced Equities Financial Corp.	S-1	333-166135	April 16, 2010	4.05

Exhibit Index		Previously Filed				Filed Herewith
	Description	Form	File No.	Filing Date	Exhibit

4.04	Warrant to Purchase Series C Preferred Stock issued to Advanced Equities Financial Corp.	S-1	333-166135	April 16, 2010	4.06

4.05	Letter Agreement dated April 8, 2010 between registrant and Advanced Equities, Inc.	S-1	333-166135	April 16, 2010	4.07

4.06	Stock Purchase Warrant dated September 23, 2008 issued to ES East Associates, LLC	S-1	333-166135	April 16, 2010	4.08

4.07	Amendment No. 1, dated April 8, 2010, to Stock Purchase Warrant between ES East Associates, LLC and registrant	S-1	333-166135	April 16, 2010	4.09

4.08	Stock Purchase Warrant dated March 6, 2008 issued to Starfish, LLC	S-1	333-166135	April 16, 2010	4.10

4.09	Amendment No. 1, dated April 8, 2010, to Stock Purchase Warrant between Starfish, LLC and registrant	S-1	333-166135	April 16, 2010	4.11

4.10	Amended and Restated Plain English Warrant Agreement dated March 14, 2008 (amended through September 18, 2009), between registrant and TriplePoint Capital LLC	S-1	333-166135	April 16, 2010	4.12

4.11	Amendment No. 1, dated April 8, 2010, to Amended and Restated Plain English Warrant Agreement between registrant and TriplePoint Capital LLC	S-1	333-166135	April 16, 2010	4.13

4.12	Plain English Warrant Agreement dated September 18, 2009, between registrant and TriplePoint Capital LLC	S-1	333-166135	April 16, 2010	4.14

4.13	Amendment No. 1, dated April 8, 2010, to Plain English Warrant Agreement between registrant and TriplePoint Capital LLC	S-1	333-166135	April 16, 2010	4.15

4.14	Series D Preferred Stock Purchase Agreement dated June 21, 2010 between registrant and Total Gas & Power USA, SAS	S-1	333-166135	June 23, 2010	4.18

4.15	Side Letter dated June 21, 2010 between registrant and Total Gas & Power USA, SAS	S-1	333-166135	June 23, 2010	4.19

10.01	Form of Indemnity Agreement between registrant and its directors and officers	S-1	333-166135	June 23, 2010	10.01

Exhibit Index		Previously Filed				Filed Herewith
	Description	Form	File No.	Filing Date	Exhibit

10.02*	Uncommitted Facility Letter dated November 25, 2008 between BNP Paribas and Amyris Fuels, Inc.	S-1	333-166135	August 31, 2010	10.02

10.03*	Amendment to Uncommitted Facility Letter dated October 7, 2009 among registrant, BNP Paribas and Amyris Fuels, LLC	S-1	333-166135	August 31, 2010	10.03

10.04	Amendment No. 2 to Uncommitted Facility Letter dated March 8, 2010 between registrant, BNP Paribas and Amyris Fuels, LLC	S-1	333-166135	August 31, 2010	10.04

10.05	Plain English Master Lease Agreement dated March 14, 2008 between registrant and TriplePoint Capital LLC	S-1	333-166135	April 16, 2010	10.04

10.06	First Amendment, dated September 18, 2009, to Plain English Master Lease Agreement between registrant and TriplePoint Capital LLC	S-1	333-166135	April 16, 2010	10.05

10.07	Registrant’s acceptance dated November 10, 2008 of offer by UBS Financial Services Inc. relating to auction rate securities	S-1	333-166135	April 16, 2010	10.08

10.08	Assistance Agreement dated December 30, 2009, as modified by Assistance Agreement dated March 26, 2010, between registrant and the U.S. Department of Energy, together with schedules and supplements thereto	S-1	333-166135	April 16, 2010	10.09

10.09	Modification No. 2, dated April 19, 2010, to Assistance Agreement between registrant and the U.S. Department of Energy	S-1	333-166135	May 25, 2010	10.13

10.10*	Joint Venture Agreement dated April 14, 2010 among registrant, Amyris Brasil S.A. and Usina São Martinho S.A.	S-1	333-166135	August 31, 2010	10.14

10.11*	Shareholders’ Agreement dated April 14, 2010 among registrant, Amyris Brasil S.A. and Usina São Martinho S.A.	S-1	333-166135	May 25, 2010	10.17

10.12	Lease dated August 22, 2007 between registrant and ES East Associates, LLC	S-1	333-166135	April 16, 2010	10.17

10.13	First Amendment, dated March 10, 2008, to Lease between registrant and ES East Associates, LLC	S-1	333-166135	April 16, 2010	10.18

Exhibit Index		Previously Filed				Filed Herewith
	Description	Form	File No.	Filing Date	Exhibit

10.14	Second Amendment, dated April 25, 2008, to Lease between registrant and ES East Associates, LLC	S-1	333-166135	April 16, 2010	10.19

10.15	Third Amendment, dated July 31, 2008, to Lease between registrant and ES East Associates, LLC	S-1	333-166135	April 16, 2010	10.20

10.16	Fourth Amendment, dated November 14, 2009, to Lease between registrant and ES East Associates, LLC	S-1	333-166135	April 16, 2010	10.21

10.17	Fifth Amendment, dated October 15, 2010, to Lease between registrant and ES East, LLC.					X

10.18	Lease dated April 25, 2008 between registrant and EmeryStation Triangle, LLC	S-1	333-166135	April 16, 2010	10.22

10.19	Letter, dated April 25, 2008, amending Lease between registrant and EmeryStation Triangle, LLC	S-1	333-166135	April 16, 2010	10.23

10.20	Second Amendment, dated February 5, 2010, to Lease between registrant and EmeryStation Triangle, LLC	S-1	333-166135	April 16, 2010	10.24

10.21	Pilot Plant Expansion Right Letter dated December 22, 2008 between registrant and EmeryStation Triangle, LLC	S-1	333-166135	April 16, 2010	10.25

10.22	Private Instrument of Non-Residential Real Estate Lease Agreement between Lucio Tomasiello and Amyris Brasil S.A. dated March 31, 2008, as amended	S-1	333-16135	April 16, 2010	10.26

10.23**	Offer Letter dated September 27, 2006 between registrant and John Melo	S-1	333-16135	April 16, 2010	10.27

10.24**	Amendment, dated December 18, 2008, between registrant and John Melo	S-1	333-16135	April 16, 2010	10.28

10.25**	Offer Letter dated September 30, 2008 between registrant and Joel Cherry	S-1	333-16135	April 16, 2010	10.29

10.26**	Amendment, dated December 19, 2008, between registrant and Joel Cherry	S-1	333-16135	April 16, 2010	10.30

10.27**	Offer Letter, dated January 17, 2008, between registrant and Jeryl Hilleman	S-1	333-16135	April 16, 2010	10.31

10.28**	Amendment, dated December 18, 2008, between registrant and Jeryl Hilleman	S-1	333-16135	April 16, 2010	10.32

10.29**	Offer Letter, dated October 22, 2007, between registrant and Jefferson Lievense	S-1	333-16135	April 16, 2010	10.33

Exhibit Index		Previously Filed				Filed Herewith
	Description	Form	File No.	Filing Date	Exhibit

10.30**	Amendment, dated December 18, 2008, between registrant and Jefferson Lievense	S-1	333-16135	April 16, 2010	10.34

10.31**	Offer Letter, dated January 24, 2005, between registrant and Tamara Tompkins	S-1	333-16135	April 16, 2010	10.35

10.32**	Amendment, dated January 15, 2009, between registrant and Tamara Tompkins	S-1	333-16135	April 16, 2010	10.36

10.33**	2005 Stock Option/Stock Issuance Plan	S-1	333-16135	April 16, 2010	10.37

10.34**	Form of Notice of Grant of Stock Option under the Registrant’s 2005 Stock Option/Stock Issuance Plan	S-1	333-16135	April 16, 2010	10.38

10.35**	Form of Notice of Grant of Stock Option (non-Exempt) under the Registrant’s 2005 Stock Option/Stock Issuance Plan	S-1	333-16135	April 16, 2010	10.39

10.36**	Form of Notice of Grant of Stock Option (non-US) under the Registrant’s 2005 Stock Option/Stock Issuance Plan	S-1	333-16135	April 16, 2010	10.40

10.37**	Form of Stock Option Agreement under the Registrant’s 2005 Stock Option/Stock Issuance Plan	S-1	333-16135	April 16, 2010	10.41

10.38**	Form of Stock Option Agreement (non-US) under the Registrant’s 2005 Stock Option/Stock Issuance Plan	S-1	333-16135	April 16, 2010	10.42

10.39**	Form of Stock Purchase Agreement under the Registrant’s 2005 Stock Option/Stock Issuance Plan	S-1	333-16135	April 16, 2010	10.43

10.40**	Form of Stock Purchase Agreement (non-US) under the Registrant’s 2005 Stock Option/Stock Issuance Plan	S-1	333-16135	April 16, 2010	10.44

10.41**	2010 Equity Incentive Plan and forms of award agreements thereunder	S-1	333-16135	June 23, 2010	10.46

10.42**	2010 Employee Stock Purchase Plan and forms of award agreements thereunder	S-1	333-16135	September 20, 2010	10.45

10.43	Technology License, Development, Research and Collaboration Agreement dated June 21, 2010 between registrant and Total Gas & Power USA Biotech, Inc.	S-1	333-16135	September 20, 2010	10.46

Exhibit Index		Previously Filed				Filed Herewith
	Description	Form	File No.	Filing Date	Exhibit

10.44**	Compensation arrangements between registrant and its non-employee directors					X

21.01	List of Subsidiaries					X

23.01	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm					X

24.01	Power of Attorney (see signature page to this Form 10-K)					X

31.01	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(c) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.02	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(c) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.01†	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.02†	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

*	Portions of this exhibit, which have been granted confidential treatment by the SEC, have been omitted.
**	Indicates management contract or compensatory plan or arrangement.
†	This certification shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or Exchange Act, or otherwise subject to the liability of that Section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended or the Exchange Act of 1934.

(c)	Financial statements and schedules.

Reference is made to Item 15(a) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 14, 2011	Amyris, INC.

/s/ JOHN G. MELO
John G. Melo
President and Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints John Melo and Jeryl Hilleman as his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOHN MELO John Melo	Director, President and Chief Executive Officer (Principal Executive Officer)	March 14, 2011

/s/ JERYL HILLEMAN Jeryl Hilleman	Chief Financial Officer (Principal Accounting and Financial Officer)	March 14, 2011

/s/ RALPH ALEXANDER Ralph Alexander	Director	March 14, 2011

/s/ PHILIPPE BOISSEAU Philippe Boisseau	Director	March 14, 2011

/S/ JOHN DOER John Doerr	Director	March 14, 2011

/s/ GEOFFREY DUYK Geoffrey Duyk, M.D., Ph.D.	Director	March 14, 2011

/s/ SAMIR KAUL Samir Kaul	Director	March 14, 2011

Signature	Title	Date

/s/ ARTHUR LEVINSON Arthur Levinson, Ph.D.	Director	March 14, 2011

/s/ PATRICK PICHETTE Patrick Pichette	Director	March 14, 2011

/s/ CAROLE PIWNICA Carole Piwnica	Director	March 14, 2011

/s/ KINKEAD REILING Kinkead Reiling, Ph.D.	Director	March 14, 2011

/s/ FERNANDO REINACH Fernando Reinach, Ph.D.	Director	March 14, 2011

EXHIBIT INDEX

Exhibit Index		Previously Filed				Filed Herewith
	Description	Form	File No.	Filing Date	Exhibit

3.01	Restated Certificate of Incorporation	10-Q	001-34885	November 10, 2010	3.01

3.02	Restated Bylaws	10-Q	001-34885	November 10, 2010	3.02

4.01	Form of Stock Certificate	S-1	333-166135	July 6, 2010	4.01

4.02	Amended and Restated Investors’ Rights Agreement dated June 21, 2010 among registrant and registrant’s security holders listed therein	S-1	333-166135	June 23, 2010	4.02

4.03	Form of Warrant to Purchase Series B-1 Preferred Stock and schedule of Warrants to Purchase Series B-1 Preferred Stock issued to Advanced Equities Financial Corp.	S-1	333-166135	April 16, 2010	4.05

4.04	Warrant to Purchase Series C Preferred Stock issued to Advanced Equities Financial Corp.	S-1	333-166135	April 16, 2010	4.06

4.05	Letter Agreement dated April 8, 2010 between registrant and Advanced Equities, Inc.	S-1	333-166135	April 16, 2010	4.07

4.06	Stock Purchase Warrant dated September 23, 2008 issued to ES East Associates, LLC	S-1	333-166135	April 16, 2010	4.08

4.07	Amendment No. 1, dated April 8, 2010, to Stock Purchase Warrant between ES East Associates, LLC and registrant	S-1	333-166135	April 16, 2010	4.09

4.08	Stock Purchase Warrant dated March 6, 2008 issued to Starfish, LLC	S-1	333-166135	April 16, 2010	4.10

4.09	Amendment No. 1, dated April 8, 2010, to Stock Purchase Warrant between Starfish, LLC and registrant	S-1	333-166135	April 16, 2010	4.11

4.10	Amended and Restated Plain English Warrant Agreement dated March 14, 2008 (amended through September 18, 2009), between registrant and TriplePoint Capital LLC	S-1	333-166135	April 16, 2010	4.12

4.11	Amendment No. 1, dated April 8, 2010, to Amended and Restated Plain English Warrant Agreement between registrant and TriplePoint Capital LLC	S-1	333-166135	April 16, 2010	4.13

Exhibit Index		Previously Filed				Filed Herewith
	Description	Form	File No.	Filing Date	Exhibit

4.12	Plain English Warrant Agreement dated September 18, 2009, between registrant and TriplePoint Capital LLC	S-1	333-166135	April 16, 2010	4.14

4.13	Amendment No. 1, dated April 8, 2010, to Plain English Warrant Agreement between registrant and TriplePoint Capital LLC	S-1	333-166135	April 16, 2010	4.15

4.14	Series D Preferred Stock Purchase Agreement dated June 21, 2010 between registrant and Total Gas & Power USA, SAS	S-1	333-166135	June 23, 2010	4.18

4.15	Side Letter dated June 21, 2010 between registrant and Total Gas & Power USA, SAS	S-1	333-166135	June 23, 2010	4.19

10.01	Form of Indemnity Agreement between registrant and its directors and officers	S-1	333-166135	June 23, 2010	10.01

10.02*	Uncommitted Facility Letter dated November 25, 2008 between BNP Paribas and Amyris Fuels, Inc.	S-1	333-166135	August 31, 2010	10.02

10.03*	Amendment to Uncommitted Facility Letter dated October 7, 2009 among registrant, BNP Paribas and Amyris Fuels, LLC	S-1	333-166135	August 31, 2010	10.03

10.04	Amendment No. 2 to Uncommitted Facility Letter dated March 8, 2010 between registrant, BNP Paribas and Amyris Fuels, LLC	S-1	333-166135	August 31, 2010	10.04

10.05	Plain English Master Lease Agreement dated March 14, 2008 between registrant and TriplePoint Capital LLC	S-1	333-166135	April 16, 2010	10.04

10.06	First Amendment, dated September 18, 2009, to Plain English Master Lease Agreement between registrant and TriplePoint Capital LLC	S-1	333-166135	April 16, 2010	10.05

10.07	Registrant’s acceptance dated November 10, 2008 of offer by UBS Financial Services Inc. relating to auction rate securities	S-1	333-166135	April 16, 2010	10.08

10.08	Assistance Agreement dated December 30, 2009, as modified by Assistance Agreement dated March 26, 2010, between registrant and the U.S. Department of Energy, together with schedules and supplements thereto	S-1	333-166135	April 16, 2010	10.09

Exhibit Index		Previously Filed				Filed Herewith
	Description	Form	File No.	Filing Date	Exhibit

10.09	Modification No. 2, dated April 19, 2010, to Assistance Agreement between registrant and the U.S. Department of Energy	S-1	333-166135	May 25, 2010	10.13

10.10*	Joint Venture Agreement dated April 14, 2010 among registrant, Amyris Brasil S.A. and Usina São Martinho S.A.	S-1	333-166135	August 31, 2010	10.14

10.11*	Shareholders’ Agreement dated April 14, 2010 among registrant, Amyris Brasil S.A. and Usina São Martinho S.A.	S-1	333-166135	May 25, 2010	10.17

10.12	Lease dated August 22, 2007 between registrant and ES East Associates, LLC	S-1	333-166135	April 16, 2010	10.17

10.13	First Amendment, dated March 10, 2008, to Lease between registrant and ES East Associates, LLC	S-1	333-166135	April 16, 2010	10.18

10.14	Second Amendment, dated April 25, 2008, to Lease between registrant and ES East Associates, LLC	S-1	333-166135	April 16, 2010	10.19

10.15	Third Amendment, dated July 31, 2008, to Lease between registrant and ES East Associates, LLC	S-1	333-166135	April 16, 2010	10.20

10.16	Fourth Amendment, dated November 14, 2009, to Lease between registrant and ES East Associates, LLC	S-1	333-166135	April 16, 2010	10.21

10.17	Fifth Amendment, dated October 15, 2010, to Lease between registrant and ES East, LLC.					X

10.18	Lease dated April 25, 2008 between registrant and EmeryStation Triangle, LLC	S-1	333-166135	April 16, 2010	10.22

10.19	Letter, dated April 25, 2008, amending Lease between registrant and EmeryStation Triangle, LLC	S-1	333-166135	April 16, 2010	10.23

10.20	Second Amendment, dated February 5, 2010, to Lease between registrant and EmeryStation Triangle, LLC	S-1	333-166135	April 16, 2010	10.24

10.21	Pilot Plant Expansion Right Letter dated December 22, 2008 between registrant and EmeryStation Triangle, LLC	S-1	333-166135	April 16, 2010	10.25

10.22	Private Instrument of Non-Residential Real Estate Lease Agreement between Lucio Tomasiello and Amyris Brasil S.A. dated March 31, 2008, as amended	S-1	333-16135	April 16, 2010	10.26

Exhibit Index		Previously Filed				Filed Herewith
	Description	Form	File No.	Filing Date	Exhibit

10.23**	Offer Letter dated September 27, 2006 between registrant and John Melo	S-1	333-16135	April 16, 2010	10.27

10.24**	Amendment, dated December 18, 2008, between registrant and John Melo	S-1	333-16135	April 16, 2010	10.28

10.25**	Offer Letter dated September 30, 2008 between registrant and Joel Cherry	S-1	333-16135	April 16, 2010	10.29

10.26**	Amendment, dated December 19, 2008, between registrant and Joel Cherry	S-1	333-16135	April 16, 2010	10.30

10.27**	Offer Letter, dated January 17, 2008, between registrant and Jeryl Hilleman	S-1	333-16135	April 16, 2010	10.31

10.28**	Amendment, dated December 18, 2008, between registrant and Jeryl Hilleman	S-1	333-16135	April 16, 2010	10.32

10.29**	Offer Letter, dated October 22, 2007, between registrant and Jefferson Lievense	S-1	333-16135	April 16, 2010	10.33

10.30**	Amendment, dated December 18, 2008, between registrant and Jefferson Lievense	S-1	333-16135	April 16, 2010	10.34

10.31**	Offer Letter, dated January 24, 2005, between registrant and Tamara Tompkins	S-1	333-16135	April 16, 2010	10.35

10.32**	Amendment, dated January 15, 2009, between registrant and Tamara Tompkins	S-1	333-16135	April 16, 2010	10.36

10.33**	2005 Stock Option/Stock Issuance Plan	S-1	333-16135	April 16, 2010	10.37

10.34**	Form of Notice of Grant of Stock Option under the Registrant’s 2005 Stock Option/Stock Issuance Plan	S-1	333-16135	April 16, 2010	10.38

10.35**	Form of Notice of Grant of Stock Option (non-Exempt) under the Registrant’s 2005 Stock Option/Stock Issuance Plan	S-1	333-16135	April 16, 2010	10.39

10.36**	Form of Notice of Grant of Stock Option (non-US) under the Registrant’s 2005 Stock Option/Stock Issuance Plan	S-1	333-16135	April 16, 2010	10.40

10.37**	Form of Stock Option Agreement under the Registrant’s 2005 Stock Option/Stock Issuance Plan	S-1	333-16135	April 16, 2010	10.41

10.38**	Form of Stock Option Agreement (non-US) under the Registrant’s 2005 Stock Option/Stock Issuance Plan	S-1	333-16135	April 16, 2010	10.42

10.39**	Form of Stock Purchase Agreement under the Registrant’s 2005 Stock Option/Stock Issuance Plan	S-1	333-16135	April 16, 2010	10.43

10.40**	Form of Stock Purchase Agreement (non-US) under the Registrant’s 2005 Stock Option/Stock Issuance Plan	S-1	333-16135	April 16, 2010	10.44

Exhibit Index		Previously Filed				Filed Herewith
	Description	Form	File No.	Filing Date	Exhibit

10.41**	2010 Equity Incentive Plan and forms of award agreements thereunder	S-1	333-16135	June 23, 2010	10.46

10.42**	2010 Employee Stock Purchase Plan and forms of award agreements thereunder	S-1	333-16135	September 20, 2010	10.45

10.43	Technology License, Development, Research and Collaboration Agreement dated June 21, 2010 between registrant and Total Gas & Power USA Biotech, Inc.	S-1	333-16135	September 20, 2010	10.46

10.44**	Compensation arrangements between registrant and its non-employee directors					X

21.01	List of Subsidiaries					X

23.01	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm					X

24.01	Power of Attorney (see signature page to this Form 10-K)					X

31.01	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(c) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.02	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(c) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.01†	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.02†	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

*	Portions of this exhibit, which have been granted confidential treatment by the SEC, have been omitted.
**	Indicates management contract or compensatory plan or arrangement.
†	This certification shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or Exchange Act, or otherwise subject to the liability of that Section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended or the Exchange Act of 1934.