Form 10-Q
period 2011-03-31
AMYRIS, INC.
filed 2011-05-11
CIK 1365916

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 29, 2011
Common Stock, $0.0001 par value per share	44,544,024 shares

AMYRIS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2011

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements

Amyris, Inc.

Condensed Consolidated Balance Sheets

(In Thousands, Except Share and Per Share Amounts)

(Unaudited)

	March 31, 2011	December 31, 2010
Assets
Current assets:
Cash and cash equivalents	$165,776	$143,060
Short-term investments	61,400	114,873
Accounts receivable	5,417	5,215
Inventories	8,724	4,006
Prepaid expenses and other current assets	5,649	2,905

Total current assets	246,966	270,059
Property and equipment, net	74,065	54,847
Other assets	29,403	32,547

Total assets	$350,434	$357,453

Liabilities and Equity
Current liabilities:
Accounts payable	$18,324	$7,116
Deferred revenue	565	565
Accrued and other current liabilities	19,698	14,795
Capital lease obligation, current portion	2,937	2,854
Debt, current portion	1,562	1,911

Total current liabilities	43,086	27,241
Capital lease obligation, net of current portion	2,325	3,091
Long-term debt, net of current portion	9,754	4,734
Deferred rent, net of current portion	10,935	11,186
Deferred revenue, net of current portion	988	1,130
Other liabilities	2,542	2,523

Total liabilities	69,630	49,905

Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock - $0.0001 par value, 5,000,000 shares authorized, none issued and outstanding.	—	—
Common stock - $0.0001 par value, 100,000,000 shares authorized as of March 31, 2011 and December 31, 2010; 44,359,021 shares and 43,847,425 shares issued and outstanding as of March 31, 2011 and December 31, 2010, respectively.	4	4
Additional paid-in capital	512,500	506,988
Accumulated other comprehensive income	3,417	2,872
Accumulated deficit	(235,455)	(202,318)

Total Amyris, Inc. stockholders’ equity	280,466	307,546

Noncontrolling interest	338	2

Total equity	280,804	307,548

Total liabilities and equity	$350,434	$357,453

See the accompanying notes to the unaudited condensed consolidated financial statements.

Amyris, Inc.

Condensed Consolidated Statements of Operations

(In Thousands, Except Share and Per Share Amounts)

(Unaudited)

	Three Months Ended March 31,
	2011	2010
Revenues
Product sales	$34,020	$9,954
Grants and collaborations revenue	3,154	3,701

Total revenues	37,174	13,655
Cost and operating expenses
Cost of product sales	34,382	10,003
Research and development	19,736	11,178
Sales, general and administrative	15,978	9,216

Total cost and operating expenses	70,096	30,397

Loss from operations	(32,922)	(16,742)
Other income (expense):
Interest income	301	276
Interest expense	(577)	(384)
Other income, net	51	515

Total other income (expense)	(225)	407

Net loss	$(33,147)	$(16,335)
Net loss attributable to noncontrolling interest	10	183

Net loss attributable to Amyris, Inc. common stockholders	$(33,137)	$(16,152)
Net loss per share attributable to common stockholders basic and diluted	$(0.76)	$(3.22)

Weighted-average shares of common stock outstanding used in computing net loss per share of common stock, basic and diluted	43,851,142	5,010,569

See the accompanying notes to the unaudited condensed consolidated financial statements.

Amyris, Inc.

Condensed Consolidated Statement of Stockholders’ Equity

(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total Equity

(In Thousands, Except Share Amounts)	Shares	Amount
December 31, 2010	43,847,425	$4	$506,988	$(202,318)	$2,872	$2	$307,548
Issuance of common stock upon exercise of stock options, net of restricted stock	434,509	—	1,505	—	—	—	1,505
Issuance of common stock upon net exercise of warrants	77,087	—	—	—	—	—	—
Stock-based compensation	—	—	4,007	—	—	—	4,007
Fair value of assets and liabilities assigned to noncontrolling interest	—	—	—	—	—	346	346
Components of other comprehensive income (loss)
Change in unrealized loss on investments	—	—	—	—	5	—	5
Foreign currency translation adjustment	—	—	—	—	540	—	540
Net loss	—	—	—	(33,137)	—	(10)	(33,147)

Total comprehensive loss							(32,602)

March 31, 2011	44,359,021	$4	$512,500	$(235,455)	$3,417	$338	$280,804

See the accompanying notes to the unaudited condensed consolidated financial statements.

Amyris, Inc.

Condensed Consolidated Statements of Cash Flows

(In Thousands)

(Unaudited)

	Three Months Ended March 31,
	2011	2010
Operating activities
Net loss	$(33,147)	$(16,335)
Adjustments to reconcile net loss to net cash used in operating activities:
Convertible preferred stock warrants	—	33
Depreciation and amortization	2,105	1,625
Inventory write-down to net realizable value	357	—
Loss on the sale of investments	—	(1)
Stock-based compensation	4,007	1,799
Amortization of premium on investments	457	161
Change in fair value of convertible preferred stock warrant liability	—	(542)
Other noncash expenses	26	20
Changes in assets and liabilities:
Accounts receivable	305	(2,449)
Inventories	(5,072)	325
Prepaid expenses and other assets	(719)	1,180
Accounts payable	6,188	1,184
Restructuring	—	(176)
Accrued and other long-term liabilities	6,261	(1,510)
Deferred revenue	(141)	(378)
Deferred rent	(198)	(113)

Net cash used in operating activities	(19,571)	(15,177)

Investing activities
Purchase of short-term investments	(1,767)	(38,645)
Maturities of short-term investments	55,000	4,150
Sales of short-term investments	—	8,407
Change in restricted cash	—	(8)
Acquisition of cash in noncontrolling interest	344	—
Purchase of property and equipment, net of disposals	(13,917)	(3,147)
Deposits on property and equipment	(496)	—

Net cash provided by (used in) investing activities	39,164	(29,243)

Financing activities
Proceeds from issuance of convertible preferred stock, net of issuance costs	—	51,462
Proceeds from issuance of common stock, net of repurchases	122	5
Proceeds from equipment financing	—	850
Principal payments on capital leases	(683)	(547)
Proceeds from debt	7,577	—
Principal payments on debt	(3,485)	(974)
Initial public offering costs	(494)	(144)
Proceeds from sale of noncontrolling interest	—	1,706

Net cash provided by financing activities	3,037	52,358

Effect of exchange rate changes on cash and cash equivalents	86	(326)

Net increase in cash and cash equivalents	22,716	7,612
Cash and cash equivalents at beginning of period	143,060	19,188

Cash and cash equivalents at end of period	$165,776	$26,800

See the accompanying notes to the unaudited condensed consolidated financial statements.

Condensed Consolidated Statements of Cash Flows—(Continued)

(In Thousands)

(Unaudited)

	Three Months Ended March 31,
	2011	2010
Supplemental disclosures of cash flow information:
Cash paid for interest	$539	$384

Supplemental disclosure of noncash investing and financing activities:
Additions to property and equipment under notes payable	$—	$29

Acquisitions of assets under accounts payable and accrued liabilities	$2,906	$39

Financing of insurance premium under notes payable	$—	$101

Change in unrealized gain (loss) on investments	$5	$(9)

Change in unrealized gain (loss) on foreign currency	$(517)	$—

Warrants issued in connection with the issuance of convertible preferred stock	$—	$507

Accrued deferred offering costs	$2	$811

Financing of rent payments under notes payable	$—	$239

Receivable from stock option exercises	$1,373	$—

Issuance of common stock upon exercise of warrants	$3,554	$—

See the accompanying notes to the unaudited condensed consolidated financial statements.

Amyris, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

1. The Company

Amyris, Inc. (the “Company”) was incorporated in California on July 17, 2003 and reincorporated in Delaware on June 10, 2010 for the purpose of leveraging breakthroughs in synthetic biology to develop and provide renewable compounds for a variety of markets. The Company is currently building and applying its industrial synthetic biology platform to provide alternatives to select petroleum-sourced products used in specialty chemical and transportation fuel markets worldwide. The Company’s first commercialization efforts have been focused on a molecule called Biofene, which forms the basis for a wide range of products varying from specialty chemical applications to transportation fuels, such as diesel. While the Company’s platform is able to use a wide variety of feedstocks, the Company has focused initially on Brazilian sugarcane. The Company intends to secure access to this feedstock and to expand its production capacity by working with existing sugar and ethanol mill owners to build new, adjacent bolt-on facilities at their existing mills in return for a share of the higher gross margin the Company believes it will realize from the sale of our renewable products.

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying interim condensed consolidated financial statements have been prepared in accordance with the accounting principles generally accepted in the United States of America (“GAAP”) and with the instructions for Form 10-Q and Regulations S-X statements. Accordingly, they do not include all of the information and notes required for complete financial statements. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 14, 2011. The unaudited condensed consolidated financial statements include the accounts of the Company and its consolidated subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

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

The unaudited condensed consolidated financial statements of the Company include the accounts of Amyris, Inc., its subsidiaries and a VIE with respect to which the Company is considered the primary beneficiary, after elimination of intercompany accounts and transactions. Disclosure regarding the Company’s participation in the VIE is included in Note 8.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist primarily of cash and cash equivalents, short-term investments, accounts receivable and derivatives commodity financial instruments. The Company places its cash equivalents and investments with high credit quality financial institutions and, by policy, limits the amount of credit exposure with any one financial institution. Deposits held with banks may exceed the amount of insurance provided on such deposits. The Company has not experienced any losses on its deposits of cash and cash equivalents and short-term investments.

The Company’s accounts receivable are derived from customers located in the United States. The Company performs ongoing credit evaluation of its customers, does not require collateral, and maintains allowances for potential credit losses on customer accounts when deemed necessary. To date, there have been no such losses and the Company has not recorded an allowance for doubtful accounts.

Customers representing greater than 10% of accounts receivable were as follows (in percentages):

Customers	March 31, 2011	December 31, 2010
Customer A	20	*
Customer B	13	28
Customer C	11	36

*	No outstanding balance

Customers representing greater than 10% of revenues were as follows (in percentages):

	Three Months Ended March 31,
Customers	2011		2010
Customer A	32		*	*
Customer B	*	*	47
Customer C	14		*	*
Customer D	*		17
Customer E	*		10

*	Less than 10%
**	Not a customer

The Company is exposed to counterparty credit risk on all of its derivative commodity instruments. The Company has established and maintains strict counterparty credit guidelines and enters into agreements only with counterparties that are investment grade or better. The Company does not require collateral under these agreements.

Amyris, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

Fair value of financial instruments

The Company measures certain financial assets and liabilities at fair value based on the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants. Financial instruments are primarily comprised of money market funds, commercial paper, government bonds and notes. Where available, fair value is based on or derived from observable market prices or other observable inputs. Where observable prices or inputs are not available, valuation models are applied. These valuation techniques involve some level of management estimation and judgment, the degree of which is dependent on the price transparency for the instruments or market and the instruments’ complexity.

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

Investments

Investments with original maturities greater than 90 days that mature less than one year from the consolidated balance sheet date are classified as short-term investments. The Company classifies investments as short-term or long-term based upon whether such assets are reasonably expected to be realized in cash or sold or consumed during the normal cycle of business. The Company invests its excess cash balances primarily in short-term investment grade commercial paper and corporate bonds, U.S. Government agency securities and notes, and auction rate securities (“ARS”). The Company classifies all of its investments, other than ARS, as available-for-sale and records such assets at estimated fair value in the consolidated balance sheets, with unrealized gains and losses, if any, reported as a component of accumulated other comprehensive income (loss) in stockholders’ equity (deficit). Debt securities are adjusted for amortization of premiums and accretion of discounts and such amortization and accretion are reported as a component of interest income. Realized gains and losses and declines in value that are considered to be other than temporary are recognized in the statements of operations. The cost of securities sold is determined on the specific identification method. There were no significant realized gains or losses from sales of debt securities during the three month periods ended March 31, 2011 and 2010. As of March 31, 2011 and December 31, 2010, the Company did not have any other-than-temporary declines in the fair value of its debt securities.

The Company classified the ARS as trading securities and recorded all changes in fair value as component of other income (expense), net. The underlying securities had stated or contractual maturities that were generally greater than one year. The Company estimated the fair value of the ARS using a discounted cash flow model incorporating assumptions that market participants would use in their estimates of fair value. The Company had a put option to sell its ARS at par value. The Company accounted for the put option as a freestanding financial instrument and elected to record it at fair value with changes in fair value recorded as a component of other income (expense), net. As of March 31, 2011 and December 31, 2010, the Company did not hold any ARS due to the liquidation of ARS during the second and third quarters of 2010.

Inventories

Inventories, which consist of ethanol and reformulated ethanol-blended gasoline and renewable specialty chemicals, are stated at the lower of cost or market and categorized as finished goods, work-in-process or raw material inventories. Cost is computed on a first-in, first-out basis. Inventory costs include transportation costs incurred in bringing the inventory to its existing location.

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

Amyris, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

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

As of March 31, 2011 and December 31, 2010, the Company has recorded asset retirement obligations of $1.0 million and $984,000, respectively. The related leasehold improvements are being amortized to depreciation expense over the term of the lease or the useful life of the assets, whichever is shorter. Related amortization expense was $44,000 and $51,000 for the three months ended March 31, 2011 and 2010, respectively.

The change in the asset retirement obligation is summarized below (in thousands):

Balance at December 31, 2010	$984
Foreign currency impacts	23
Accretion expenses recorded during the period	26

Balance at March 31, 2011	$1,033

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

Leasehold improvements are amortized on a straight-line basis over the terms of the lease, or the useful life of the assets, whichever is shorter. Depreciation and amortization periods for the Company’s property and equipment are as follows:

Machinery and equipment	4 -10 years
Computers and software	3-5 years
Furniture and office equipment	5 years
Vehicles	5 years

Computers and software includes internal-use software that is acquired, internally developed or modified to meet the Company’s internal needs. Amortization commences when the software is ready for its intended use and the amortization period is the estimated useful life of the software, generally three to five years. Capitalized costs primarily include contract labor and payroll costs of the individuals dedicated to the development of internal-use software. Capitalized software additions totaled approximately $408,000 and $1.2 million for the three months ended March 31, 2011 and 2010, respectively, related to software development costs pertaining to the installation of a new financial reporting system. For the three months ended March 31, 2011 and 2010, $114,000 and $58,000, respectively, of amortization expense was recorded and as of March 31, 2011 the total unamortized cost of capitalized software was $2.4 million.

Impairment of Long-Lived Assets

The Company periodically reviews property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset is impaired or the estimated useful life is no longer appropriate. If indicators of impairment exist and the undiscounted projected cash flows associated with such assets are less than the carrying amount of the asset, an impairment loss is recorded to write the asset down to their estimated fair values. Fair value is estimated based on discounted future cash flows. There were zero impairment charges recorded during the three months ended March 31, 2011 and 2010.

Amyris, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

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

On January 3, 2011, the Company entered into a production service agreement with Glycotech, Inc. The Company has determined that the arrangement with Glycotech qualifies as a VIE. The Company determined that it is the primary beneficiary. The carrying value of the noncontrolling interest from this VIE is recorded in the equity section of the consolidated balance sheet (see Note 8).

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

Amyris, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

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

The Company recognizes and measures uncertain tax positions in accordance with the Income Taxes subtopic 05-6 of ASC 740, which prescribes a recognition threshold and measurement process for recording uncertain tax positions taken, or expected to be taken in a tax return, in the consolidated financial statements. Additionally, the guidance also prescribes new treatment for the derecognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. The Company accrues for the estimated amount of taxes for uncertain tax positions if it is more likely than not that the Company would be required to pay such additional taxes. An uncertain tax position will not be recognized if it has a less than 50% likelihood of being sustained.

Currency Translation

The Brazilian real is the functional currency of the Company’s wholly-owned subsidiary in Brazil and also of the Company’s joint venture with Usina São Martinho. Accordingly, asset and liability accounts of those operations are translated into United States dollars using the current exchange rate in effect at the balance sheet date and equity accounts are translated into United States dollars using historical rates. The revenues and expenses are translated using the average exchange rates in effect during the period, and gains and losses from foreign currency translation adjustments are included as a component of accumulated other comprehensive income (loss) in the consolidated balance sheets.

Stock-Based compensation

The Company accounts for stock-based compensation arrangements with employees using a fair value method which requires the recognition of compensation expense for costs related to all stock-based payments including stock options. The fair value method requires the Company to estimate the fair value of stock-based payment awards on the date of grant using an option pricing model. The Company uses the Black-Scholes pricing model to estimate the fair value of options granted that are expensed on a straight-line basis over the vesting period. The Company accounts for restricted stock units, issued to employees based on the fair market value of the Company’s common stock.

Amyris, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

The Company accounts for stock options issued to nonemployees based on the estimated fair value of the awards using the Black-Scholes option pricing model. The Company accounts for restricted stock units, issued to nonemployees based on the fair market value of the Company’s common stock. The measurement of stock-based compensation is subject to periodic adjustments with the resulting change in value, if any, is recognized in the Company’s consolidated statements of operations during the period the related services are rendered.

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

The components of accumulated other comprehensive income (loss) are as follows (in thousands):

	March 31, 2011	December 31, 2010
	(Unaudited)
Foreign currency translation adjustment	$3,407	$2,867
Accumulated unrealized gain on investment	10	5

Total accumulated other comprehensive income	$3,417	$2,872

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

Amyris, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

The following table presents the calculation of basic and diluted net loss per share of common stock attributable to Amyris, Inc. common stockholders (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2011	2010
	(Unaudited)
Numerator:
Net loss attributable to Amyris, Inc. common stockholders	$(33,137)	$(16,152)

Denominator:
Weighted-average shares of common stock outstanding used in computing net loss per share of common stock, basic and diluted	43,851,142	5,010,569

Net loss per share attributable to common stockholders, basic and diluted	$(0.76)	$(3.22)

The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share of common stock for the periods presented because including them would have been antidilutive:

	Three Months Ended March 31,
	2011	2010
	(Unaudited)
Convertible preferred stock (as converted basis)[1]	—	21,899,273
Period-end stock options to purchase common stock	6,932,703	5,819,455
Period-end common stock subject to repurchase	25,446	76,861

Convertible preferred stock warrants (as converted basis)[1]	—	195,604
Period-end common stock warrants	5,136	—
Period-end restricted stock units	341,333	176,272

Total	7,304,618	28,167,465

1	The convertible preferred stock and convertible preferred stock warrants were computed on an as converted basis using the conversion ratios in effect as of March 31, 2010.

Recent accounting pronouncements

In October 2009, the FASB issued a new accounting standard that changes the accounting for arrangements with multiple deliverables. Specifically, the new accounting standard requires an entity to allocate arrangement consideration at the inception of an arrangement to all of its deliverables based on their relative selling prices. In addition, the new standard eliminates the use of the residual method of allocation and requires the relative-selling-price method in all circumstances in which an entity recognizes revenue for an arrangement with multiple deliverables. The standard became effective for the Company on January 1, 2011. The adoption of the updated guidance did not have an impact on the Company’s consolidated financial position, results of operations or cash flows for the quarter ended March 31, 2011 and do not change the units of accounting for its revenue transactions. The new accounting standard, if applied to the year ended December 31, 2010, would not have an impact on revenue for that year.

Amyris, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

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

3. Fair Value of Financial Instruments

The following tables set forth the Company’s financial instruments that were measured at fair value on a recurring basis by level within the fair value hierarchy. Assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires management to make judgments and considers factors specific to the asset or liability. As of March 31, 2011, the Company’s fair value hierarchy for its financial assets and financial liabilities that are carried at fair value was as follows (in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of March 31, 2011
	(Unaudited)
Financial Assets
Money market funds	$146,378	$—	$—	$146,378
US Government agency securities	—	50,183	—	50,183

Total financial assets	$146,378	$50,183	$—	$196,561

Financial Liabilities
Derivative liabilities	$422	$—	$—	$422

Total financial liabilities	$422	$—	$—	$422

Amyris, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

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

Derivative instruments measured at fair value as of March 31, 2011 and December 31, 2010, and their classification on the condensed consolidated balance sheets and condensed consolidated statements of operations, are presented in the following tables (in thousands) except contract amounts:

Asset/Liability as of
	March 31, 2011		December 31, 2010
	Quantity of Short		Quantity of Short
Type of Derivative Contract	Contracts	Fair Value	Contracts	Fair Value
(Unaudited)
Regulated fixed price futures contracts, included as liability in accounts payable	82	$422	92	$324

	Income	Three Months Ended March 31,
Type of Derivative Contract	Statement Classification	2011	2010
		Gain (Losses) Recognized
		(Unaudited)
Regulated fixed price futures contracts	Cost of Product Sales	$(1,850)	$647

Amyris, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

4. Balance Sheet Components

Investments

The following table summarizes the Company’s investments as of March 31, 2011 (in thousands):

	March 31, 2011
	Amortized Cost	Unrealized Gain (Loss)	Fair Value
	(Unaudited)
Short-term investments
US Government agency securities	$50,173	$10	$50,183
Certificates of Deposit	11,217	—	11,217

Total short-term investments	$61,390	$10	$61,400

The following table summarizes the Company’s investments as of December 31, 2010 (in thousands):

	December 31, 2010
	Amortized Cost	Unrealized Gain (Loss)	Fair Value
Short-term investments
US Government agency securities	$105,630	$5	$105,635
Certificates of Deposit	9,238	—	9,238

Total short-term investments	$114,868	$5	$114,873

Inventories

Inventories, net is comprised of the following (in thousands):

	March 31, 2011	December 31, 2010
	(Unaudited)
Raw materials	$401	$—
Work-in-process	91	—
Finished Goods	8,232	4,006

Inventories, net	$8,724	$4,006

Amyris, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

Property and Equipment

Property and equipment, net is comprised of the following (in thousands):

	March 31, 2011	December 31, 2010
	(Unaudited)
Leasehold improvements	$35,409	$29,445
Machinery and equipment	24,240	22,115
Computers and software	5,394	5,225
Furniture and office equipment	1,676	1,486
Vehicles	505	493
Construction in progress	25,424	12,431

	92,648	71,195
Less: accumulated depreciation and amortization	(18,583)	(16,348)

Property and equipment, net	$74,065	$54,847

Property and equipment includes $9.4 million of machinery and equipment and furniture and office equipment under capital leases as of March 31, 2011 and December 31, 2010. Accumulated amortization of assets under capital leases totaled $4.2 million and $3.8 million as of March 31, 2011 and December 31, 2010, respectively.

Depreciation and amortization expense, including amortization of assets under capital leases, was $2.1 million and $1.6 million for the three months ended March 31, 2011 and 2010, respectively.

Other Assets

Other assets are comprised of the following (in thousands):

	March 31, 2011	December 31, 2010
	(Unaudited)
Deferred charge asset (1)	$27,125	$27,631
Non-current deposits and other	2,278	4,916

Total other assets	$29,403	$32,547

(1)	The deferred charge asset relates to the collaboration agreement between the Company and Total (see Note 9).

Amyris, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

Accrued and Other Current Liabilities

Accrued and other current liabilities are comprised of the following (in thousands):

	March 31, 2011	December 31, 2010
	(Unaudited)
Professional services	$3,794	$3,552
Accrued vacation	2,406	1,996
Payroll and related expenses	7,419	2,729
Construction in Progress	1,530	2,227
Tax-related liabilities	1,851	1,273
Deferred rent, current portion	1,151	1,099
Refundable exercise price on early exercise of stock options	61	70
Other	1,486	1,849

Total accrued and other current liabilities	$19,698	$14,795

5. Commitments and Contingencies

Capital Leases

In March 2008, the Company executed an equipment financing agreement intended to cover certain qualifying research and laboratory hardware and software. In January 2009, the agreement was amended to increase the financing amount. During the years ended December 31, 2010, 2009 and 2008, the Company financed certain purchases of hardware equipment and software of approximately $1.4 million, $4.8 million and $3.3 million, respectively. Pursuant to the equipment financing agreement, the Company financed the equipment with the transactions representing capital leases. Accordingly, fixed assets and capital lease liabilities were recorded at the present values of the future lease payments of $5.3 million and 5.9 million at March 31, 2011 and December 31, 2010. The incremental borrowing rates used to determine the present values of the future lease payments was 9.5%. Capital lease obligations expire at various dates, with the latest maturity in April 2013. In connection with the capital lease entered into in 2008, the Company issued a warrant to purchase shares of the Company’s convertible preferred stock (see Note 10).

Amyris, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

The recorded balance of capital lease obligations as of March 31, 2011 and December 31, 2010 was $5.3 million and $5.9 million, respectively. The Company recorded interest expense in connection with its capital leases of $166,000 and $206,000 for the three months ended March 31, 2011 and 2010, respectively. Future minimum payments under capital leases as of March 31, 2011, are as follows (in thousands):

Years ending December 31:	Capital Leases
2011 (Nine Months)	$2,546
2012	2,910
2013	391
Thereafter	—

Total future minimum lease payments	5,847
Less: amount representing interest	(585)

Present value of minimum lease payments	5,262
Less: current portion	(2,937)

Long-term portion	$2,325

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

The Company recognizes rent expense on a straight-line basis over the noncancelable lease term and records the difference between cash rent payments and the recognition of rent expense as a deferred rent liability. Where leases contain escalation clauses, rent abatements, and/or concession, such as rent holidays and landlord or tenant incentives or allowances, the Company applies them in the determination of straight-line rent expense over the lease term. Rent expense was $1.1million and $753,000 for the three months ended March 31, 2011 and 2010, respectively.

The Company has terminalling agreements with terminal storage facility vendors for the storage and handling of products. As of March 31, 2011 the Company had $1.5 million in outstanding commitments under these terminalling agreements of which $1.0 million and $0.5 million are expected to be paid in 2011and 2012, respectively.

In March 2011, the Company entered into an operating lease on a real property owned by Paraíso Bioenergia S.A. (“Paraíso Bioenergia”) in Brazil. In conjunction with a supply agreement (see Note 9) with the same entity, the real property will be used by the Company for the construction of an industrial facility. This lease has a term of 15 years commencing in March, 2011 and estimated annual rent payment under this lease is approximately $144,000.

In February 2011, the Company entered into an operating lease for certain equipment owned by GEA Engenharia de Processos e Sistemas Industriais Ltda (“GEA”) in Brazil. The equipment under this lease will be used by the Company in its production activities in Brazil. This lease has a term of 1 year commencing in March, 2011 and estimated annual rent payment under this lease is approximately $94,000 and is renewable for up to two years from the end of the initial term.

Amyris, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

In February 2011, the Company commenced payment of rent related to an operating lease on a real property owned by Usina São Martinho in Brazil. In conjunction with a joint venture agreement (see Note 7) with the same entity, the real property will be used by the joint venture entity, SMA Indústria Química S.A. (“SMA”), for the construction of a production facility. This lease has a term of 20 years commencing on February 2011 with an estimated annual rent payment of approximately $58,000.

On January 3, 2011, the Company entered into a right of first refusal agreement with respect to a facility and site in Leland, North Carolina leased by Glycotech covering a two year period commencing in January 2011. Per the terms of the right of first refusal agreement the lessor agrees not to sell the facility and site leased by Glycotech during the term of the production service agreement. In the event that the lessor is presented with an offer to sell or decides to sell, an adjacent parcel, the Company has the right of first refusal to acquire it.

Future minimum payments under operating leases as of March 31, 2011, are as follows (in thousands):

Years ending December 31:	Operating Leases - Facilities	Operating Leases - Land	Operating Leases - Equipment	Total Operating Leases
2011 (Nine Months)	$4,949	$115	$70	$5,134
2012	6,974	202	16	7,192
2013	6,321	202	—	6,523
2014	6,008	202	—	6,210
2015	6,119	202	—	6,321
Thereafter	15,542	2,335	—	17,877

Total future minimum lease payments	$45,913	$3,258	$86	$49,257

Guarantor Arrangements

The Company has agreements whereby it indemnifies its officers and directors for certain events or occurrences while the officer or director is, or was, serving at the Company’s request in such capacity. The term of the indemnification period is for the officer or director’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a director and officer insurance policy that limits its exposure and enables the Company to recover a portion of any future amounts paid. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal. Accordingly, the Company had no liabilities recorded for these agreements as of March 31, 2011 and December 31, 2010.

The Company has an uncommitted facility letter (“Credit Agreement”) with a financial institution to finance the purchase and sale of fuel and for working capital requirements, as needed. The Company is a parent guarantor for the payment of the outstanding balance under the Credit Agreement. As of March 31, 2011 the Company had $5.1 million in outstanding letters of credit under the Credit Agreement which are guaranteed by the Company and payable on demand. The Credit Agreement is collateralized by a first priority security interest in certain of the Company’s present and future assets.

The Company has a facility (“FINEP Credit Facility”) with a financial institution to finance a research and development project on sugarcane-based biodiesel (see Note 6). The FINEP Credit Facility provides for loans of up to an aggregate principal amount of R$6.4 million Brazilian reais (approximately $4.0 million based on the exchange rate at March 31, 2011) which is guaranteed by a chattel mortgage on certain equipment of the Company. Total acquisition cost the equipment under this guarantee is approximately R$6.0 million Brazilian reais (approximately $3.7 based on the exchange rate at March 31, 2011). After the release of the first tranche, prior to any subsequent drawdown from the FINEP Credit Facility, the Company also needs to provide bank letters of guarantee of up to R$3.3 million Brazilian reais (approximately $2.0 million based on the exchange rate at March 31, 2011).

The Company has a Terminalling Agreement with a terminal storage facility vendor for storing and handling of products. The Company has a parent guarantor for the payment of the outstanding balance under the Terminalling Agreement. As of March 31, 2011 the Company had $0.7 million in outstanding commitments under the Terminalling Agreement which are guaranteed by the Company and payable on demand.

Amyris, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

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

6. Debt

Debt is comprised of the following (in thousands):

	March 31, 2010	December 31, 2010
	(Unaudited)
Credit facility	$7,577	$—
Notes payable	2,336	5,668
Loans payable	1,403	977

Total debt	11,316	6,645
Less: current portion	(1,562)	(1,911)

Long-term debt	$9,754	$4,734

Credit Facility

On November 10, 2010, the Company entered into a credit facility (“FINEP Credit Facility”) with Financiadora de Estudos e Projetos (“FINEP”), a state-owned company subordinated to the Brazilian Ministry of Science and Technology. This FINEP Credit Facility was extended to partially fund expenses related to the Company’s research and development project on sugarcane-based biodiesel (“FINEP Project”) and provides for loans of up to an aggregate principal amount of R$6.4 million Brazilian reais (approximately $4.0 million based on the exchange rate at March 31, 2011) which is guaranteed by a chattel mortgage on certain equipment of the Company as well as bank letters of guarantee. Upon compliance with certain terms and conditions under the FINEP Credit Facility, four tranches of the loan will become available to the Company for withdrawal. The first disbursement was received in February, 2011 of approximately R$1.8 million Brazilian reais and the next three disbursements will each be approximately R$1.6 million Brazilian reais. As of March 31, 2011 and December 31, 2010, there were R$1.8 million Brazilian reais (approximately $1.1 million based on the exchange rate at March 31, 2011) and zero amount outstanding, respectively, under this FINEP Credit Facility.

Interest on loans drawn under this credit facility is fixed at 5% per annum. In case of default or non-compliance to the terms of the agreement the interest on loans shall be dependent on the long-term interest rate as published by the Central Bank of Brazil (“TJLP”). If the TJLP at the time of default is greater than 6%, then the interest will be 5% + TJLP adjustment factor, otherwise the interest will be at 11% per annum. In addition, a fine of up to 10% shall apply to the amount of obligation in default. Interest on late balance shall be 1% interest per month, levied on the overdue amount. Payment of the outstanding loan balance will be made in 81 monthly installments which will commence in July 2012 and extend through March 2019. Interest on loans drawn and other charges are paid on a monthly basis commencing in March, 2011.

The FINEP Credit Facility contains the following significant terms and conditions

•

The Company will share with FINEP the costs associated with the FINEP Project. At a minimum, the Company will contribute from its own funds approximately R$14.5 million Brazilian reais ($8.9 million based on the exchange rate at March 31, 2011) of which R$11.1 million Brazilian reais should have been contributed prior to the release of the second tranche;

•

After the release of the first disbursement, prior to any subsequent drawdown from the FINEP Credit Facility, the Company must provide bank letters of guarantee of up to R$3.3 million Brazilian reais in aggregate (approximately $2.0 million based on the exchange rate at March 31, 2011);

•	Amounts released from the FINEP Credit Facility must be completely used by the Company towards the FINEP Project within 30 months after the contract execution.

Amyris, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

Notes Payable

During the period between May 2008 and October 2008, the Company entered into notes payable agreements with the lessor of its headquarters under which the total amount of $3.3 million was borrowed for the purchase of tenant improvements, bearing an interest rate of 9.5% per annum and to be repaid over a period of 55 to 120 months. As of March 31, 2011 and December 31, 2010 a principal amount of $2.3 million and $2.4 million was outstanding under these notes payable, respectively.

During the period between January 2009 and December 2009, the Company entered into notes payable agreements with a service provider in connection with its software implementation under which the total amount of $1.2 million was borrowed for the payment of implementation services and software licenses, bearing an interest rate of 8.53% per annum and to be repaid over a period of 69 to 83 months. As of March 31, 2011 and December 31, 2010, a principal amount of zero and $1.0 million, respectively, was outstanding under these notes payable.

In February 2010, the Company entered into a notes payable agreement of $239,000 with its landlord. The notes are payable in monthly principal and interest installments of $31,000 from June 2010 through January 2011. The notes payable accrue interest at 10.50%. As of March 31, 2011 and December, 2010, a principal amount of zero and $31,000, respectively, was outstanding under these notes payable.

During the period between August 2010 and November 2010, the Company entered into notes payable agreements with an equipment financing company under which a total of $2.4 million was borrowed for the purchase of equipment and leasehold improvements. The notes payable bears an interest rate of 16.7% per annum to be repaid over a period of 42 months. As of March 31, 2011 and December 31, 2010, a principal amount of zero and $2.2 million, respectively, was outstanding under these notes payable.

Loans Payable

In August 2009, the Company entered into a loans payable agreement with the lessor of its headquarters under which $750,000 was borrowed. The loan is payable in monthly installments of interest only and unpaid interest and principal is payable in December 2011. Interest accrues at an interest rate of 10.5%. As of March 31, 2011 and December 31, 2010, a principal amount of $750,000, was outstanding under the loan. The notes payable agreement is secured by a $750,000 letter of credit.

In December 2009, the Company entered into a loan payable agreement with the lessor of its Emeryville pilot plant under which the total amount of $250,000 was borrowed, bearing an interest rate of 10% per annum and to be repaid over a period of 96 months. As of March 31, 2011 and December 31, 2010, a principal amount of $222,000 and $228,000, respectively, was outstanding under the loan, respectively.

Letters of Credit

In November 2008, the Company entered into an uncommitted facility letter (the “Credit Agreement”) with a financial institution to finance the purchase and sale of fuel and for working capital requirements, as needed. In October 2009, the agreement was amended to decrease the maximum amount that the Company may borrow under such facility. The Credit Agreement, as amended, provides an aggregate maximum availability up to the lower of $20.0 million and the borrowing base as defined in the agreement, and is subject to a sub-limit of $5.7 million for the issuance of letters of credit and a sub-limit of $20 million for short-term cash advances for product purchases. The Credit Agreement is collateralized by a first priority security interest in certain of the Company’s present and future assets. Amyris is a parent guarantor for the payment of the outstanding balance under the Credit Agreement. Outstanding advances bear an interest rate at the Company’s option of the bank’s prime rate plus 1.0% or the bank’s cost of funds plus 3.5%. As of March 31, 2011, the Company had sufficient borrowing base levels to draw down up to a total of $3.7 million in short term cash advances and $0.6 million available for letters of credit in addition to those outstanding as of March 31, 2011. As of March 31, 2011 and December 31, 2010, the Company had no outstanding advances and had $5.1 million and 4.6 million in outstanding letters of credit under the Credit Agreement.

To the extent that amounts under the Credit Agreement remain unused, while the Credit Agreement is in effect and for so long thereafter as any of the obligations under the Credit Agreement are outstanding, the Company will pay an annual commitment fee of $300,000. The Credit Agreement requires compliance with certain customary covenants that require maintenance of certain specified financial ratios and conditions. As of March 31, 2011, the Company was in compliance with its financial covenants under the Credit Agreement.

Revolving Credit Facility

On December 23, 2010, the Company established a revolving credit facility with a financial institution which provides for loans and standby letters of credit of up to an aggregate principal amount of $10.0 million, with a sublimit of $5.0 million on standby letters of credit. Interest on loans drawn under this revolving credit facility will be equal to (i) the Eurodollar Rate plus 3%; or (ii) the Prime

Amyris, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

Rate plus 0.50%. In case of default or non-compliance with the terms of the agreement, the interest on loans will be Prime Rate plus 2%. This revolving credit facility has a $5,000 annual loan fee and contains the following significant financial and non-financial covenants, all of which the Company was in compliance as of March 31, 2011:

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

Under this facility, loans aggregating $6.5 million and six letters of credit totaling $3.1 million were outstanding as of March 31, 2011. The outstanding letters of credit serve as security for certain facility and capital leases and expire between November and December 2011 and may be automatically extended for another one-year period.

Future minimum payments under the debt agreements as of March 31, 2011 are as follows (in thousands):

Years ending December 31:	Notes Payable	Loans Payable	Credit Facility
2011(Nine Months)	$469	$869	$210
2012	625	400	280
2013	445	109	6,583
2014	355	45	55
2015	355	45	55
Thereafter	833	89	1,180

Total future minimum payments	3,082	1,557	8,363
Less: amount representing interest	(746)	(154)	(786)

Present value of minimum debt payments	2,336	1,403	7,577
Less: current portion	(421)	(1,141)	—

Noncurrent portion of debt	$1,915	$262	$7,577

7. Joint Ventures

SMA Indústria Química S.A.

On April 14, 2010, the Company established SMA, a joint venture with Usina São Martinho, to build the first facility in Brazil fully dedicated to the production of Amyris renewable products. The new company is located at the Usina São Martinho mill in Pradópolis, São Paulo state. SMA has a 20 year initial term.

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

Under the joint venture agreements, the Company granted a royalty-free license to SMA. The Company will fund the construction costs of the new facility. Usina São Martinho will reimburse up to 61.8 million Brazilian reais (approximately $37.9 million based on the exchange rate as of March 31, 2011) of the construction costs after SMA commences production. Post commercialization, the Company will market and distribute the Amyris renewable products. Usina São Martinho will sell feedstock and provide certain other services to SMA. The cost of the feedstock to SMA is a price that is based on the average return that Usina

Amyris, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

São Martinho could receive from the production of its current products, sugar and ethanol. The Company is required to purchase the output of SMA for the first four years at a price that guarantees the return of Usina São Martinho’s investment plus a fixed interest rate. After this four year period, the price is set to guarantee a break-even price to SMA plus an agreed upon return.

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

Amyris has a 50% ownership in SMA. The Company has identified SMA as a VIE. The Company is the primary beneficiary and consequently consolidates SMA’s operations in its financial statements. As of March 31, 2011, the Company’s investment in SMA did not have a significant impact on its consolidated financial position, results of operations or cash flows.

Cosan S.A.

In December 2010, the Company entered into a definitive agreement to establish a joint venture for the worldwide development, production and commercialization of renewable base oils derived from Biofene with an affiliate of Cosan SA Indústria e Comercio (“Cosan”) for use in lubricants in the industrial, commercial and automotive markets. The parties anticipate the formation of the joint venture to occur in the first half of 2011 upon the completion and the parties’ approval of the assessment being conducted to prove the business, technical and commercial feasibility of the joint venture. Upon formation of the joint venture, the joint venture company will be the exclusive means through which Amyris and Cosan will develop, produce, market and distribute the joint venture company’s products on a worldwide basis for use in lubricants in the industrial, commercial and automotive markets. The Company has identified the joint venture as a VIE and Amyris will have a 50% ownership in the joint venture. The power to direct activities, which most significantly impact the economic success of joint venture, is shared among Amyris and Cosan who are not related parties. Accordingly, Amyris is not the primary beneficiary and will not consolidate the joint venture on the transaction closing date. However, a VIE analysis needs to be reconsidered on an ongoing basis.

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

Noncontrolling interest

SMA Indústria Química

The joint venture, SMA (see Note 7), is a VIE pursuant to the accounting guidance for consolidating VIE because the amount of total equity investment at risk is not sufficient to permit SMA to finance its activities without additional subordinated financial support, as well as because the related commercialization agreement provides a substantive minimum price guarantee. Under the terms of the joint venture agreement, Amyris directs the design and construction activities, as well as production and distribution. In addition, Amyris has the obligation to fund the design and construction activities until commercialization is achieved. Subsequent to the construction phase, both parties equally fund SMA for the term of the joint venture. Based on those factors, the Company was determined to have the power to direct the activities that most significantly impact SMA’s economic performance and the obligation to absorb losses and the right to receive benefits. Accordingly, the financial results of SMA are included in the Company’s consolidated financial statements and amounts pertaining to Usina São Martinho’s interest in SMA are reported as noncontrolling interests in subsidiaries.

Glycotech

On January 3, 2011, the Company entered into a production service agreement with Glycotech, whereby Glycotech is to provide process development and production services for the manufacturing of various Amyris products at its leased facility in Leland, North Carolina. The Amyris products to be manufactured by Glycotech will be owned and distributed by the Company. Pursuant to the terms of the agreement, the Company will pay the manufacturing and operating costs of the Glycotech facility which is dedicated solely to the manufacture of Amyris products. The Company has determined that the arrangement with Glycotech qualifies as a VIE. The Company determined that it is the primary beneficiary of this arrangement since it has the power through the management committee over which it has majority control to direct the activities that most significantly impact the arrangement’s economic performance. In addition, the Company is required to fund 100% of the Glycotech’s actual operating costs for providing services each month while the facility is in operation under the production service agreement. As of March 31, 2011, the carrying amounts of the consolidated VIE’s assets and liabilities were not material to the Company’s consolidated financial statements.

The table below reflects the carrying amount of the assets and liabilities of consolidated VIEs for which the Company is the primary beneficiary. The assets primarily comprise of approximately $1.1 million in property and equipment and approximately $0.8 million in other assets. The liabilities primarily comprise of loan obligations by Glycotech to a financial institution that are non-recourse to the Company. The creditors of each consolidated VIE have recourse only to the assets of that VIE.

(In thousands)	As of March 31, 2011
Assets	$2,081
Liabilities	$614

Amyris, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

9. Significant Agreements

Research and Development Activities

Givaudan

On February 14, 2011, the Company entered into a development agreement with Givaudan SA. (“Givaudan”), a flavors and fragrances company headquartered in Vernier, Switzerland. Under the agreement, subject to its successful achievement of certain technical milestones, the Company will supply Biofene to Givaudan to derive a proprietary fragrance ingredient for the global flavors and fragrances market.

Avantium

In March 2011, the Company entered into a collaboration agreement with Avantium Chemicals B.V. Under the terms of the collaboration agreement Avantium will provide services to support the Company in the development of chemical processing of farnesene into final products. The term of the collaboration agreement is initially two years.

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

Amyris, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

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

In June 2010, concurrent with the collaboration agreement, the Company issued 7,101,548 shares of Series D preferred stock to Total for aggregate proceeds of approximately $133.0 million at a per share price of $18.75, which was lower that the per share fair value of common stock as determined by management and the Board of Directors. Due to the fact the collaboration agreement and the issuance of shares to Total occurred concurrently, the terms of both the collaboration agreement and the issuance of preferred stock were evaluated to determine whether their separately stated pricing was equal to the fair value of services and preferred stock. The Company determined that the fair value of Series D preferred stock was $22.68 at the time of issuance, and therefore, the Company measured the preferred stock initially at its fair value with a corresponding reduction in the consideration for the services under the collaboration agreement. As revenue from collaboration agreement will be generated over a period of time based on the performance requirements, the Company recorded the difference between the fair value and consideration received for Series D preferred stock of $27.9 million as deferred charge asset within other assets at the time of issuance which will be recognized as a reduction to revenue in proportion to the total estimated revenue under the collaboration agreement. As of March 31, 2011 and December 31, 2010, the Company has recognized a cumulative reduction of $784,000 and $278,000, respectively against the deferred charge asset.

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

Amyris, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

Manufacturing Agreements

Biomin

In June 2010, the Company entered into a joint manufacturing agreement with Biomin do Brasil Nutri ão Animal Ltda. (“Biomin”), to utilize a portion of its Brazilian manufacturing facilities to produce Amyris products commencing in 2011. The joint manufacturing agreement requires the acquisition of certain equipment to be used exclusively for the manufacturing of the product. Under the terms of the agreement Amyris will procure and contract the engineering activities and the necessary equipment for the manufacturing of Amyris products.

Tate & Lyle

In November 2010, the Company entered into a contract manufacturing agreement with Tate & Lyle Ingredients Americas, Inc. (“Tate & Lyle”), an affiliate of Tate & Lyle PLC. Under this arrangement, Tate & Lyle will produce Amyris products, which will be owned and distributed by the Company.

Glycotech

On January 3, 2011, the Company entered into a production service agreement with Glycotech, whereby Glycotech is to provide process development and production services for the manufacturing of various Amyris products at its leased facility in Leland, North Carolina. The Amyris products to be manufactured by Glycotech will be owned and distributed by the Company. Pursuant to the terms of the agreement, the Company will pay the manufacturing and operating costs of the Glycotech facility which is dedicated solely for the manufacture of Amyris products. The initial term of the agreement is for a two year period commencing on February 1, 2011 and will renew automatically for successive one-year terms, unless terminated by Amyris. On the same date as the production service agreement, the Company also entered into a right of first refusal agreement with the facility and site leased by Glycotech covering a two year period commencing in January 2011. Per the terms of the right of first refusal agreement the lessor agrees not to sell the facility and site leased by Glycotech during the term of the production service agreement. In the event that the lessor is presented with an offer to sell or decides to sell an adjacent parcel, the Company has the right of first refusal to acquire it. The Company has determined that the arrangement with Glycotech qualifies as a VIE (see Note 8).

Antibióticos

In March 2011, the Company entered into a contract manufacturing agreement with Antibióticos, S.A. (“Antibióticos”) for Antibióticos to produce farnesene for the Company at its facilities in León, Spain. Under the terms of the agreement the Company will provide required equipment for the manufacturing of its products.

Paraíso Bioenergia

In March 2011, the Company entered into a supply agreement with Paraíso Bioenergia, a renewable energy company producing sugar, ethanol and electricity headquartered in São Paulo State, Brazil. Under the agreement, the Company will construct fermentation and separation capacity to produce its products and Paraíso will supply sugar cane juice and other utilities. The Company will retain the full economic benefits enabled by the sale of Amyris renewable products over the lower of sugar or ethanol alternatives. In conjunction with the supply agreement the Company also entered into an operating lease on a real property owned by Paraíso Bioenergia. The real property will be used by the Company for the construction of an industrial facility (see Note 5).

Per the terms of the supply agreement, in the event that Paraíso is presented with an offer to sell or decides to sell the real property, the Company has the right of first refusal to acquire it. If the Company fails to exercise its right of first refusal the purchaser of the real property will need to comply with the specific obligations of Paraíso to the Company under the lease agreement.

Firmenich SA

Also in November 2010, the Company entered into collaboration and joint development agreements with Firmenich SA (“Firmenich”), a flavors and fragrances company based in Geneva, Switzerland. Under the agreement, Firmenich will fund technical development at the Company to produce an ingredient for the flavors and fragrances market. The Company will manufacture the ingredient and Firmenich will market it, and the parties will share in any resulting economic value. The agreement also grants worldwide exclusive flavors and fragrances commercialization rights to Firmenich for the ingredient. In addition, Firmenich has an option to collaborate with the Company to develop a second ingredient. For the three months ended March 31, 2011, the Company recorded $682,000 of revenue from the collaboration agreement with Firmenich. The Company is also eligible to receive potential

Amyris, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

total payments of $6.0 million upon the achievement of certain performance milestones towards which the Company will be required to make a contributory performance; to date no revenue has been recognized. These milestones will be accounted for under the guidance in the FASB accounting standard update related to revenue recognition under the milestone method. The Company concluded that these milestone payments are substantive.

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

Common Stock

Pursuant to the Company’s amended and restated certificate of incorporation, the Company is authorized to issue 100,000,000 shares of common stock. Holders of the Company’s common stock are entitled to dividends as and when declared by the Board of Directors, subject to the rights of holders of all classes of stock outstanding having priority rights as to dividends. There have been no dividends declared to date. The holder of each share of common stock is entitled to one vote.

Preferred Stock

Pursuant to the Company’s amended and restated certificate of incorporation, the Company is authorized to issue 5,000,000 shares of preferred stock. The board of directors has the authority, without action by its stockholders, to designate and issue shares of preferred stock in one or more series and to fix the rights, preferences, privileges and restrictions thereof. Prior to the closing of the Company’s IPO, the Company had four series of convertible preferred stock outstanding, including Series D preferred stock issued to Total (see Note 7). At March 31, 2011 and December 31, 2010, the Company had zero convertible preferred stock authorized.

Common Stock Warrants

In 2008, in connection with consulting services, the Company issued a warrant to purchase 2,580 shares of the Company’s Series B convertible preferred stock at an exercise price of $24.88 per share. These warrants remain unexercised and outstanding as of March 31, 2011.

Amyris, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

In 2008, in connection with a capital lease agreement, the Company issued a warrant to purchase 10,048 shares of the Company’s Series B convertible preferred at an exercise price of $24.88 per share. In September 2009, the Company cancelled the warrant and issued a warrant to purchase 10,048 shares of the Company’s Series C convertible preferred stock with an exercise price of $12.46 per share. These warrants were exercised in March, 2011.

In 2008, in connection with the Company’s issuance of Series B-1 convertible preferred stock, the Company issued warrants to purchase 100,715 shares of the Company’s Series B-1 convertible preferred stock at an exercise price of $25.26 per share to the placement agent. The warrants were immediately exercisable and expire seven years from the effective date. These warrants were exercised in March, 2011.

In 2008, in connection with an operating lease, the Company issued a warrant to purchase 2,009 shares of the Company’s Series B-1 convertible preferred stock at an exercise price of $25.26 per share. These warrants remain unexercised and outstanding as of March 31, 2011.

In 2009, in connection with the Company’s issuance of Series B-1 convertible preferred stock, the Company issued a warrant to purchase 3,843 shares of the Company’s Series B-1 convertible preferred stock at an exercise price of $25.26 per share to the placement agent. These warrants were exercised in March, 2011.

In September 2009, the Company cancelled the warrant to purchase 10,048 shares of the Company’s Series B convertible preferred stock and issued a warrant to purchase 16,075 shares of the Company’s Series C convertible preferred stock with an exercise price of $12.46 per share. These warrants were exercised in March, 2011.

In connection with a capital lease arrangement, the Company issued a warrant to purchase 8,026 shares of the Company’s Series C convertible preferred stock at an exercise price of $12.46 per share. These warrants were exercised in March, 2011.

In January 2010, in connection with the Company’s issuance of Series C convertible preferred stock, the Company issued a warrant to purchase 49,157 shares of the Company’s Series C convertible preferred stock at an exercise price of $12.46 per share to the placement agent. These warrants were exercised in March, 2011.

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

For the three months ended March 31, 2011 and 2010, the Company recorded zero and a gain of $542,000, respectively, to other income (expense), net to reflect the change in the fair value of the warrants.

Each of these warrants includes a cashless exercise provision which permits the holder of the warrant to elect to exercise the warrant without paying the cash exercise price, and receive a number of shares determined by multiplying (i) the number of shares for which the warrant is being exercised by (ii) the difference between the fair market value of the stock on the date of exercise and the warrant exercise price, and dividing such by (iii) the fair market value of the stock on the date of exercise. During the three months ended March 31, 2011 and 2010, 190,468 and zero warrants, respectively, were exercised through the cashless exercise provision and 77,087 and zero shares of common stock, respectively, were issued after deducting the shares to cover the cashless exercises.

At March 31, 2011 and December 30, 2010, the Company had the following unexercised common stock warrants:

	Exercise Price per	Shares as of	Shares as of
Underlying Stock	Share	March 31, 2011	December 31, 2010
		(Unaudited)
Common Stock	$24.88	2,884	2,884
Common Stock	$25.26	2,252	119,462
Common Stock	$12.46	—	73,258

Total		5,136	195,604

Amyris, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

11. Stock Based Compensation Plans

2010 Equity Incentive Plan

The Company’s 2010 Equity Incentive Plan (“2010 Equity Plan”) became effective on September 28, 2010 and will terminate in 2020. Pursuant to the 2010 Equity Plan, any shares of the Company’s common stock (i) issued upon exercise of stock options granted under the 2005 Plan that cease to be subject to such option and (ii) issued under the 2005 Plan that are forfeited or repurchased by the Company at the original purchase price will become part of the 2010 Equity Plan. During the three months ended March 31, 2011, an additional 27,350 shares that were forfeited under the 2005 Plan were added to the shares reserved for issuance under the 2010 Equity Plan.

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

As of March 31, 2011, options to purchase 1,208,635 shares of our common stock granted from the 2010 Equity Plan remained outstanding and 5,049,754 shares of the Company’s common stock remained available for issuance upon the exercise of awards that may be granted from the 2010 Equity Plan. The options outstanding as of March 31, 2011, had a weighted-average exercise price of approximately $21.02 per share.

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

All options issued under the 2005 Plan have had a ten year life. The exercise price of an ISO and NSO should not be less than 100% of the estimated fair value of the shares on the date of grant, as determined by the Board of Directors. The exercise price of an ISO and NSO granted to a 10% stockholder could not be less than 110% of the estimated fair value of the underlying stock on the date of grant as determined by the Board of Directors. The options generally vested over five years.

As of March 31, 2011, options to purchase 5,664,068 shares of the Company’s common stock granted from the 2005 Stock Option/Stock Issuance Plan remained outstanding and zero shares of the Company’s common stock remained available for issuance under the 2005 Plan as a result of the adoption of the 2010 Equity Incentive Plan discussed above. The options outstanding under the 2005 Plan as of March 31, 2011, had a weighted-average exercise price of approximately $6.10 per share.

No income tax benefit has been recognized relating to stock-based compensation expense and no tax benefits have been realized from exercised stock options.

2010 Employee Stock Purchase Plan

The 2010 Employee Stock Purchase Plan (the “2010 ESPP”) became effective on September 28, 2010. The 2010 ESPP is designed to enable eligible employees to purchase shares of the Company’s common stock at a discount. Each offering period is for one year and consists of two six-month purchase periods. The purchase price for shares of common stock under the 2010 ESPP is 85% lesser of the fair market value of the Company’s common stock on the first day of the applicable offering period or the last day of each purchase period. A total of 168,627 shares of common stock were initially reserved for future issuance under the 2010 Employee Stock Purchase Plan. During the first eight years of the life of the 2010 ESPP, the number of shares reserved for issuance will increase

Amyris, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

automatically on the first day of each January, starting with January 1, 2011, by the number of shares equal to one percent of the Company’s total outstanding shares as of the immediately preceding December 31st. Pursuant to this automatic increase, an additional 438,474 shares were reserved for issuance during the three months ended March 31, 2011. The Company’s Board of Directors or Leadership Development and Compensation Committee will be able to reduce the amount of the increase in any particular year. No more than 10,000,000 shares of the Company’s common stock may be issued under the 2010 ESPP and no other shares may be added to this plan without the approval of the Company’s stockholders.

The initial offering period commenced on September 27, 2010, and shall end on November 15, 2011. The initial offering period consists of a single purchase period. Thereafter, a twelve-month offering period shall commence on each May 16th and November 16th, each offering period consisting of two six-month purchase periods.

At March 31, 2011, 607,101 shares of the Company’s common stock remained available for issuance under the 2010 ESPP.

Stock Option Activity

The Company’s stock option, restricted stock units, and restricted stock grant activity and related information for the three months ended March 31, 2011 was as follows:

			Stock Options
	Shares Available for Grant	Restricted Stock Units Oustanding	Number Oustanding	Weighted - Average Exercise Price	Weighted - Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
						(in thousands)
Outstanding - December 31, 2010	3,301,259	—	7,274,637	$8.01	8.00	$135,792
Additional shares authorized	2,192,371		—
Options granted	(120,000)		120,000	30.17
Restricted stock units granted	(351,301)	351,301	—	—
Options exercised	—		(434,509)	3.44
Options cancelled	27,425		(27,425)	9.19

Outstanding - March 31, 2011	5,049,754	351,301	6,932,703	$8.68	7.91	$137,887

Vested and expected to vest - March 31, 2011			6,693,629	$8.49	7.87	$134,363
Exercisable - March 31, 2011			3,033,376	$4.36	7.06	$73,362

The aggregate intrinsic value of options exercised was $10.4 million and $71,000 for the three months ended March 31, 2011 and 2010, respectively, determined as of the date of option exercise.

Amyris, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

The following table summarizes information about stock options outstanding as of March 31, 2011:

	Options Outstanding		Options Exercisable
Exercise Price	Number of Options	Weighted -Average Remaining Contractual Life (Years)	Number of Options
$ 0.10 - $ 0.20	32,700	4.7	32,700
$ 0.28 - $ 0.28	1,048,785	5.9	890,921
$ 1.50 - $ 1.50	248,568	6.3	206,357
$ 3.93 - $ 3.93	1,649,965	6.9	1,024,861
$ 4.31 - $ 4.31	940,590	8.5	378,554
$ 9.32 - $ 9.32	1,071,706	8.8	258,082
$ 14.28 - $ 16.50	815,576	9.4	97,558
$ 20.41 - $ 20.41	508,054	9.1	99,790
$ 24.20 - $ 24.20	496,759	9.7	44,553
$ 30.17 - $ 30.17	120,000	10.0	—

	6,932,703	7.9	3,033,376

Common Stock Subject to Repurchase

Historically under the 2005 Plan, the Company allowed employees to exercise options prior to vesting. The Company has the right to repurchase at the original purchase price any unvested (but issued) common shares upon termination of service of an employee. The consideration received for an exercise of an option is considered to be a deposit of the exercise price and the related dollar amount is recorded as a liability. The shares and liability are reclassified into equity on a ratable basis as the award vests. The Company recorded a liability in accrued expenses of $60,000 and $70,000 relating to options for 25,446 and 33,396 shares of common stock that were exercised and unvested as of March 31, 2011 and December 31, 2010, respectively. These shares were subject to a repurchase right held by the Company and are included in issued and outstanding shares as of March 31, 2011 and December 31, 2010, respectively.

Stock-Based Compensation Expense

Stock-based compensation expense related to options and restricted stock units granted to employees and nonemployees was allocated to research and development expense and sales, general and administrative expense as follows (in thousands):

	Three Months Ended March 31,
	2011	2010
	(Unaudited)
Research and development	$977	$453
Sales, general and administrative	3,030	1,346

Total stock-based compensation expense	$4,007	$1,799

Employee Stock–Based Compensation

During the three months ended March 31, 2011 and 2010, the Company granted 120,000 and 1,390,310 stock options, respectively, to employees with a weighted average grant date fair value of $22.11 and $10.15, per share, respectively. As of March 31, 2011 and December 31, 2010, there was unrecognized compensation costs of $30.9 million related to these stock options. The Company expects to recognize those costs over a weighted average period of 3.2 years as of March 31, 2011. Future option grants will increase the amount of compensation expense to be recorded in these periods.

Amyris, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

During the three months ended March 31, 2011, a total of $967,000 in stock compensation expense was recognized for 321,301 restricted stock units granted to employees with a service-inception date fair value of $30.30.

Compensation expense was recorded for stock-based awards granted to employees based on the grant date estimated fair value (in thousands):

	Three Months Ended March 31,
	2011	2010
	(Unaudited)
Research and development	$964	$435
Sales, general and administrative	2,748	843

Total stock-based compensation expense	$3,712	$1,278

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

The Company estimated the fair value of employee stock options using the Black-Scholes option pricing model. The fair value of employee stock options is being amortized on a straight-line basis over the requisite service period of the awards. The fair value of employee stock options was estimated using the following weighted-average assumptions:

	Three Months Ended March 31,
	2011	2010
	(Unaudited)
Expected dividend yield	0%	0%
Risk-free interest rate	2.3%	2.80%
Expected term (in years)	6	6
Expected volatility	87%	98%

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

Expected Volatility—The expected volatility was based on the historical stock volatilities of several of the Company’s publicly listed comparable companies over a period equal to the expected terms of the options, as the Company does not have a long trading history to use the volatility of its own common stock.

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

Amyris, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

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

Nonemployee Stock–Based Compensation

During the three months ended March 31, 2011 and 2010, the Company granted zero and 25,000 options, respectively, to purchase common stock to nonemployees in exchange for services. Compensation expense of $225,000 and $75,000 was recorded for the three months ended March 31, 2011 and 2010, respectively, for stock-based awards granted to nonemployees. The nonemployee options were valued using the Black-Scholes option pricing model.

During the three months ended March 31, 2011, a total of $69,000 in stock compensation expense was recognized for 30,000 restricted stock units granted to a nonemployee.

In the three months ended March 31, 2010, 126,272 restricted stock units were granted to the same related party. The restricted stock units vested quarterly and became fully vested as of September 30, 2010. Compensation expense of zero and $446,000 was recorded for the three months ended March 31, 2011 and 2010, respectively.

The fair value of nonemployee stock options was estimated using the following weighted-average assumptions:

	Three Months Ended March 31,
	2011	2010
	(Unaudited)
Expected dividend yield	0%	0%
Risk-free interest rate	3.0%	3.6%
Expected term (in years)	8.2	9.0
Expected volatility	87%	98%

12. Employee Benefit Plan

The Company established a 401(k) Plan to provide tax deferred salary deductions for all eligible employees. Participants may make voluntary contributions to the 401(k) Plan up to 90% of their eligible compensation, limited by certain Internal Revenue Service restrictions. The Company does not match employee contributions.

13. Related Party Transactions

The Company has entered into a license agreement with University of California, Berkeley. A co-founder and advisor to the Company is a professor at the University of California, Berkeley. The Company paid the advisor zero and $15,000 for the three months ended March 31, 2011 and 2010, respectively.

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

15. Income Taxes

No provision for U.S. income taxes has been made, net of the valuation allowance, due to cumulative losses since the commencement of operations.

The Company is currently under audit by the US Internal Revenue Service for tax year 2008. As of March 31, 2011, the Company has not received any assessment with regard to this audit.

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

Revenues by geography are based on the billing address of the customer. The following tables set forth revenue and long-lived assets by geographic area (in thousands):

Revenues

	Three Months Ended March 31,
	2011	2010
	(Unaudited)
United States	$37,174	$13,655

Total	$37,174	$13,655

Long-Lived Assets

	March 31, 2011	December 31, 2010
	(Unaudited)
United States	$50,398	$43,147
Brazil	23,667	11,700

Total	$74,065	$54,847

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

We were incorporated in 2003 and commenced research, development, marketing and administrative activities in 2005. To further develop our business we have established two subsidiaries, Amyris Brasil S.A., which oversees the establishment and expansion of our production in Brazil, and Amyris Fuels, LLC, which we believe will help us to develop fuel distribution capabilities in the U.S. Amyris Fuels currently generates revenue from the sale of ethanol and ethanol blended gasoline to wholesale customers through a network of terminals primarily in the southeastern U.S.

While our technology enables us to design yeast and other microorganisms to produce many different kinds of molecules, our current priority is the commercialization and production of one such molecule called farnesene, or BiofeneTM, and its derivatives for sale in a range of specialty chemical applications within the following six identified markets: cosmetics, lubricants, flavors and fragrances, polymers, consumer products and transportation fuels.

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

In June 2010, we entered into a collaboration agreement with Total. This agreement provides for joint collaboration on the development of products through the use of our synthetic biology platform. In connection with this agreement, Total invested $133.2 million in our equity, which represents approximately 21.8% and 22.0% of our outstanding shares as of March 31, 2011 and December 31, 2010, respectively. In addition, Total received the right to appoint a Total representative to our Board of Directors. In November 2010, Philippe Boisseau, President of Total’s Gas & Power division, joined our Board of Directors. At the end of the second quarter of 2010, we recorded a deferred charge asset of $27.9 million associated with the Total investment. This deferred charge asset resulted from the difference between a third party valuation of our stock and the price paid by Total. This deferred charge asset will be offset against future revenue earned under arrangements with Total. As of March 31, 2011, approximately $0.8 million of this deferred charge asset has been booked as a reduction in other assets.

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

In March 2011, we entered into an agreement with Antibióticos for the production of farnesene at its facilities in León, Spain. In March 2011 we also entered into an agreement with Paraíso Bioenergia headquartered in São Paulo State, Brazil where we will construct a fermentation and separation facility and Paraíso Bioenergia will supply sugar cane juice and certain utilities. We may seek to enter into additional contract manufacturing arrangements. We expect to work with third parties specializing in particular industries to convert Biofene by simple chemical processes and to sell it initially primarily in the forms of squalane, industrial lubricants and other final products.

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

Since inception through March 31, 2011, we have recognized $209.0 million in revenue, primarily from the sale of ethanol and reformulated ethanol-blended gasoline by our Amyris Fuels subsidiary. As of March 31, 2011, we had an accumulated deficit of $235.5 million.

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

Consolidations

We have interests in certain joint venture entities that are variable interest entities (“VIE”). Determining whether to consolidate a variable interest entity may require judgment in assessing (i) whether an entity is a variable interest entity and (ii) if we are the entity’s primary beneficiary and thus required to consolidate the entity. To determine if we are the primary beneficiary of a VIE, we evaluate whether we have (i) the power to direct the activities that most significantly impact the VIE’s economic performance and (ii) the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. Our evaluation includes identification of significant activities and an assessment of our ability to direct those activities based on governance provisions and arrangements to provide or receive product and process technology, product supply, operations services, equity funding and financing and other applicable agreements and circumstances. Our assessment of whether we are the primary beneficiary of our VIEs requires significant assumptions and judgment

Impairment of Long-Lived Assets

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

Stock-Based Compensation

We recognize compensation expense related to stock-based transactions, including the awarding of employee stock options, based on the grant date estimated fair value. We amortize the fair value of the employee stock options on a straight-line basis over the requisite service period of the award, which is generally the vesting period. We account for restricted stock units issued to employees based on the fair market value of our common stock.

We account for stock options issued to nonemployees based on the fair value of the awards using the Black-Scholes option pricing model. We account for restricted stock units issued to nonemployees based on the estimated fair value of our common stock. The measurement of stock based compensation is subject to periodic adjustments as the underlying equity instruments vest, and the resulting change in value, if any, is recognized in our consolidated statement of operations during the period the related services are rendered. There is inherent uncertainty in these estimates and if different assumptions had been used, the fair value of the equity instruments issued to nonemployee consultants could have been significantly different.

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

The fair value of employee stock options was estimated using the following weighted-average assumptions:

	Three Months Ended March 31,
	2011	2010
Expected dividend yield	0%	0%
Risk-free interest rate	2.3%	2.80%
Expected term (in years)	6	6
Expected volatility	87%	98%

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

Our expected dividend yield was assumed to be zero as we have not paid, and do not anticipate declaring any cash dividends to holders of our common stock in the foreseeable future.

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

Effective January 1, 2007, we adopted ASC 740-10 to account for uncertain tax positions. As of December 31, 2010, our total unrecognized tax benefits were $1.7 million, of which none of the tax benefits, if recognized, would affect the effective income tax rate due to the valuation allowance that currently offsets deferred tax assets. We do not anticipate the total amounts of unrecognized income tax benefits will significantly increase or decrease in the next 12 months.

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

Results of Operations

The following table sets forth our condensed consolidated statement of operations data for the periods shown (in thousands except share and per share amounts):

	Three Months Ended March 31,
	2011	2010
Consolidated Statement of Operations Data:
Revenues
Product sales	$34,020	$9,954
Grants and collaborations revenue	3,154	3,701

Total revenues	37,174	13,655

Cost and operating expenses
Cost of product sales	34,382	10,003
Research and development(1)	19,736	11,178
Sales, general and administrative(1)	15,978	9,216

Total cost and operating expenses	70,096	30,397

Loss from operations	(32,922)	(16,742)
Other income (expense):
Interest income	301	276
Interest expense	(577)	(384)
Other income, net	51	515

Total other income (expense)	(225)	407

Net loss	$(33,147)	$(16,335)
Net loss attributable to noncontrolling interest	10	183

Net loss attributable to Amyris, Inc. common stockholders	$(33,137)	$(16,152)

Net loss per share attributable to common stockholders basic and diluted	$(0.76)	$(3.22)

Weighted-average shares of common stock outstanding used in computing net loss per share of common stock, basic and diluted	43,851,142	5,010,569

(1)	Includes stock-based compensation expense.

Comparison of Three Months Ended March 31, 2011 and 2010

Revenues

	Three Months Ended March 31,		Year-to Year	Percentage
	2011	2010	Change	Change
	(Dollars in thousands)
Revenues
Product sales	$34,020	$9,954	$24,066	242%
Grants and collaborations revenue	3,154	3,701	(547)	(15%)

Total revenues	$37,174	$13,655	$23,519	172%

Our total revenue increased by $23.5 million to $37.2 million in the three months ended March 31, 2011 from $13.7 million in the comparable period of the prior year primarily the result of increases in product sales. Revenue from product sales increased by $24.1 million to $34.0 million in sales of ethanol and reformulated ethanol-blended gasoline purchased from third parties in the three months ended March 31, 2011, resulting primarily from an increase in gallons sold over the same period of the prior year and from an increase in average selling price per gallon. We sold 4.3 million gallons of ethanol and 8.7 million gallons of reformulated ethanol-blended gasoline in the three months ended March 31, 2011 compared to 4.9 million gallons of ethanol and no reformulated ethanol-blended gasoline sales in the comparable period of prior year. The decrease of $0.5 million in grants and collaborations revenue was primarily the result of lower revenue generated from collaborative research in the current quarter over the same period of the prior year.

Cost and Operating Expenses

	Three Months Ended March 31,		Year-to Year	Percentage
	2011	2010	Change	Change
	(Dollars in thousands)
Cost of product sales	$34,382	$10,003	$24,379	244%
Research and development	19,736	11,178	8,558	77%
Sales, general and administrative	15,978	9,216	6,762	73%

Total cost and operating expenses	$70,096	$30,397	$39,699	131%

Cost of Product Sales

Our cost of product sales increased by $24.4 million to $34.4 million in the three months ended March 31, 2011 compared to the same period of the prior year primarily resulting from higher product volume and an increase in product cost per gallon.

Research and Development Expenses

Our research and development expenses increased by $8.6 million to $19.7 million in the three months ended March 31, 2011 compared to the same period in prior year, primarily the result of an $2.8 million increase in personnel-related expenses associated with headcount growth, higher stock-based compensation and higher bonus expenses, a $2.2 million increase in outside consulting expenses associated with increased development activities and $2.6 million in higher overhead costs associated with increased headcount and development activities. Research and development expenses included stock-based compensation expense of $1.0 million in the three months ended March 31, 2011 compared to $0.5 million in the same period in 2010.

Sales, General and Administrative Expenses

Our sales, general and administrative expenses increased by $6.8 million to $16.0 million in the three months ended March 31, 2011 compared to the same period of prior year, primarily the result of a $5.1 million increase in personnel-related costs associated with headcount growth, higher stock based compensation and higher bonus expenses, a $1.0 million increase in recruitment and relocation expenditures associated with headcount increase. Sales, general and administrative expenses included stock-based compensation of $3.0 million compared to $1.3 million in the same period in 2010.

Other Income (Expense)

	Three Months Ended March 31,		Year-to Year	Percentage
	2011	2010	Change	Change
	(Dollars in thousands)
Other income (expense):
Interest income	$301	$276	$25	9%
Interest expense	(577)	(384)	(193)	50%
Other income, net	51	515	(464)	(90%)

Total other income (expense)	$(225)	$407	$(632)	(155%)

Total other income (expense) decreased by approximately $0.6 million to $0.2 million in the three months ended March 31, 2011 compared to the comparable period of the prior year. The decrease related primarily to $0.5 million decrease in other income, net primarily resulting from a change in fair value of our convertible preferred stock warrants of zero in the three months ended March 31, 2011 compared to $0.5 million expense in the same period of the prior year and higher interest expense of $0.2 million associated with higher debt balances.

Liquidity and Capital Resources

	March 31,	December 31,
	2011	2010
	(Dollars in thousands)
Working capital	$203,880	$242,818
Cash and cash equivalents and short-term investments	$227,176	$257,933

	Three Months Ended March 31,
	2011	2010
	(Dollars in thousands)
Net cash used in operating activities	$(19,571)	$(15,177)
Net cash provided by (used in) investing activities	$39,164	$(29,243)
Net cash provided by financing activities	$3,037	$52,358

As of March 31, 2011, we had cash, cash equivalents and short-term investments of $227.2 million compared to $257.9 million as of December 31, 2010. As of March 31, 2011, we had total debt, including capital lease obligations, of $16.6 million. In addition, we had total borrowing capacity of $4.0 million of which $3.7 million was under our uncommitted facility letter, or Credit Agreement, which we currently utilize in connection with our Amyris Fuels business and $0.3 million was under our revolving credit facility.

In 2010, we were awarded a $24.3 million “Integrated Bio-Refinery” grant from the U.S. Department of Energy, or DOE. Under this grant, we are required to fund an additional $10.6 million in cost sharing expenses. According to the terms of the DOE grant, we are required to maintain a cash balance of $8.7 million, calculated as a percentage of the total project costs, to cover potential contingencies and cost overruns. These funds are not legally restricted but they must be available and unrestricted during the term of the project. Our obligation for this cost share is contingent on reimbursement for project costs incurred. During the three months ended March 31, 2011, we recognized $2.2 million in revenue under this grant, of which $1.7 million was received as of March 31, 2011.

In August 2010, we were appointed as a subcontractor to National Renewable Energy Laboratory or NREL under a DOE grant awarded to NREL. We have the right to be reimbursed for up to $3.9 million and are required to fund an additional $1.5 million in cost sharing expenses. During the three months ended March 31, 2011, we recognized $88,000 in revenue under this grant, of which $32,000 was received as of March 31, 2011.

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

Beyond our investment in the joint venture with Usina São Martinho, we expect to invest capital in additional production arrangements as we seek to add production capacity, including the arrangements entered into with Biomin, Tate & Lyle, Antibióticos and Paraíso Bioenergia. The timing and amount of capital expenditures for additional production facilities will depend on our business and financial outlook and the specifics of the opportunity. For example, we believe that the amount of financing that we agree to provide for the construction of bolt-on, or other, production facilities may influence the other terms of the arrangements that we establish with the facility owner, and, accordingly, expect to evaluate the optimal amount of capital expenditures that we agree to fund on a case-by-case basis. We may also consider additional strategic investments or acquisitions. These events may require us to access additional capital through equity or debt offerings. If we are unable to access additional capital, our growth may be limited due to the inability to invest in additional production facilities.

We believe that our existing cash, cash equivalents, and short-term investments as of March 31, 2011 will be sufficient to fund our operations and other capital expenditures for at least the next 12 months.

FINEP Credit Facility. On November 10, 2010, we entered into a credit facility (“FINEP Credit Facility”) with Financiadora de Estudos e Projetos (“FINEP”), a state-owned company subordinated to the Brazilian Ministry of Science and Technology. This FINEP Credit Facility was extended to partially fund expenses related to our research and development project on sugarcane-based biodiesel (“FINEP Project”) and provides for loans of up to an aggregate principal amount of R$6.4 million Brazilian reais (approximately $4.0 million based on the exchange rate at March 31, 2011) which is guaranteed by a chattel mortgage on certain of our equipment as well as bank letters of guarantee. The first disbursement of approximately R$1.8 million Brazilian reais was received on February 11, 2011 and the next three disbursements will each be approximately R$1.6 million Brazilian reais. Upon compliance with certain terms and conditions under the FINEP Credit Facility, the three remaining disbursements of the loan will become available to us for withdrawal.

Interest on loans drawn under this credit facility is fixed at 5% per annum. In case of default or non-compliance to the terms of the agreement the interest on loans shall be dependent on the long-term interest rate as published by the Central Bank of Brazil (“TJLP”). If the TJLP at the time of default is greater than 6%, then the interest will be 5% + TJLP adjustment factor, otherwise the interest will be at 11% per annum. In addition, a fine of up to 10% shall apply to the amount of obligation in default. Interest on late balance shall be 1% interest per month, levied on the overdue amount. Payment of the outstanding loan balance will be made in 81 monthly installments which will commence in July 2012 and extend through March 2019. Interest on loans drawn and other charges are paid on a monthly basis commencing in March 2011. As of March 31, 2011 and December 31, 2010, there were R$1.8 million Brazilian reais (approximately $1.1 million based on the exchange rate at March 31, 2011) and zero amount outstanding, respectively, under this FINEP Credit Facility.

The FINEP Credit Facility contains the following significant terms and conditions

•

We will share with FINEP the costs associated with the FINEP Project. At a minimum, we will contribute approximately R$14.5 million Brazilian reais ($8.9 million based on the exchange rate at March 31, 2011) of which R$11.1 million Brazilian reais should have been contributed prior to the release of the second disbursement;

•

After the release of the first disbursement, prior to any subsequent drawdown from the FINEP Credit Facility, we must provide bank letters of guarantee of up to R$3.3 million Brazilian reais in aggregate (approximately $2.0 million based on the exchange rate at March 31, 2011);

•	Amounts released from the FINEP Credit Facility must be completely used by us towards the FINEP Project within 30 months after the contract execution.

Revolving Credit Facility. In December 2010 we established a revolving credit facility which provides for loans and standby letters of credit of up to an aggregate principal amount of $10.0 million with a sublimit of $5.0 million on the standby letters of credit. Interest on loans drawn under this revolving credit facility will be equal to (i) the Eurodollar Rate plus 3%; or (ii) the Prime Rate plus 0.50%. In case of default or non-compliance with the terms of the agreement, the interest on loans will be Prime Rate plus 2%. This revolving credit facility has a $5,000 annual loan fee and contains financial and non-financial covenants (see Note 6 to our Consolidated Financial Statements) including a required liquidity of at least $10 million plus two times “Net Cash Used in Operating Activities” calculated using our Condensed Consolidated Statements of Cash Flows reflected in our most recent periodic report filed with the SEC. In addition, as of the end of each fiscal quarter, we must maintain a current ratio equal to or greater than 2:1. We were in compliance with all covenants as of March 31, 2011.

On February 10, 2011, we borrowed $3.3 million under this revolving credit facility to pay off certain notes payable balances of approximately the same amount. As a result of the payoff, $1.0 million of the $4.1 million outstanding letters of credit under the revolving credit facility was cancelled.

On March 29, 2011, we borrowed an additional $3.2 million under this revolving credit facility to finance capital expenditure. Under this facility, there are $6.5 million in loans outstanding and six letters of credit totaling $3.1 million were outstanding as of March 31, 2011. The outstanding letters of credit serve as security for certain facility and capital leases and expire between November and December 2011 and may be automatically extended for another one-year period.

Credit Agreement. In November 2008, we entered into a Credit Agreement with a financial institution to secure letters of credit and to finance short term advances for the purchase of ethanol and associated margin requirements as needed. In October 2009, the agreement was amended to decrease the maximum amount that we may borrow under such facility. The Credit Agreement, as amended, provides for an aggregate maximum availability of up to the lower of $20.0 million or the borrowing base as defined in the agreement to secure letters of credit and to finance short term advances for the purchase of ethanol and associated margin requirements as needed. We may use this line to secure letters of credit for product purchases in an aggregate amount up to $5.7 million. In addition, we may borrow cash for the purchase of product, which is determined by our borrowing base. As of March 31, 2011 we had sufficient borrowing base levels to draw up to a total of $3.7 million in short-term cash advances and had $0.6 million available for letters of credit in addition to those outstanding as of March 31, 2011. As of March 31, 2011 and December 31, 2010 we had no outstanding advances and had $5.1 million and $4.6 million, respectively in outstanding letters of credit under the Credit Agreement which are guaranteed by Amyris, Inc. and payable on demand. The Credit Agreement is collateralized by a first priority security interest in certain of our present and future assets.

Cash Flows during the Three Months Ended March 31, 2011 and 2010

Cash Flows from Operating Activities

Our primary uses of cash from operating activities are cost of product sales and personnel related expenditures offset by cash received from product sales. Cash used in operating activities was $19.6 million, and $15.2 million for the three months ended March 31, 2011 and 2010.

Net cash used in operating activities of $19.6 million in the three months ended March 31, 2011 reflected a net loss of $33.1 million partially offset by non-cash charges of $6.9 million and $6.6. million net change in our operating assets and liabilities. Non-cash charges primarily included $4.0 million of stock-based compensation and $2.1 million of depreciation and amortization.

Net cash used in operating activities of $15.2 million in the three months ended March 31, 2010 reflected a net loss of $16.3 million and a $1.9 million net change in our operating assets and liabilities partially offset by non cash-charges of $3.1 million. Non-cash charges primarily included $1.8 million of stock-based compensation and $1.6 million of depreciation and amortization.

Cash Flows from Investing Activities

Our investing activities consist primarily of net investment purchases, maturities and sales and capital expenditures.

For the three months ended March 31, 2011, cash provided investing activities was $39.2 million as a result of $53.2 million in net investment maturities, $14.4 million of capital expenditures and deposits on property and equipment and $0.3 million in acquisition of cash in noncontrolling interest.

For the three months ended March 31, 2010 cash used in investing activities was $29.2 million as a result of $26.1 million in net investment purchases and $3.1 million of capital expenditures. This compares to cash provided by investing activities of $13.6 million in the three months ended March 31, 2009 as the result of $16.5 million in net investment sales offset by $2.8 million of capital expenditures.

Cash Flows from Financing Activities

In the three months ended March 31, 2011, cash provided by financing activities was $3.0 million, primarily the result of the net receipt of $7.6 million from debt financing and the receipt of $0.1 million in proceeds from option exercises, These cash receipts were offset in part by principal payments on debt of $3.5 million and principal payments on capital leases of $0.7 million.

In the three months ended March 31, 2010 cash provided by financing activities was $52.4 million, primarily the result of a net receipt of $51.5 million from our sale of Series C and Series C-1 convertible preferred stock and the receipt of $1.7 million from investors for the sale of a noncontrolling interest in Amyris Brasil.

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

Contractual Obligations

The following is a summary of our contractual obligations as of March 31, 2011 (in thousands):

	Total	2011	2012	2013	2014	2015	Thereafter
Principal payments on long-term debt	$11,316	$1,094	$832	$6,905	$277	$305	$1,903
Interest payments on long-term debt, fixed rate(1)	1,264	286	249	204	177	150	198
Interest Payments on long-term debt, variable rate(2)	422	169	225	28	—	—	—
Operating leases	49,257	5,134	7,192	6,523	6,210	6,321	17,877
Principal payments on capital leases	5,262	2,171	2,707	384	—	—	—
Interest Payments on capital leases	585	375	203	7	—	—	—
Terminal Storage Costs	1,460	995	465	—	—	—	—
Purchase Obligations(3)	27,797	20,043	7,009	745	—	—	—

Total	$97,363	$30,267	$18,882	$14,796	$6,664	$6,776	$19,978

(1)	For fixed rate facilities, the interest rates are more fully described in Note 6 of our consolidated financial statements.
(2)	For variable rate facilities, amounts are based on weighted average interest rate which was 3.5% as of March 31, 2011.
(3)	Purchase obligations include $23.6 million in non-cancellable contractual obligations and construction commitments.

This table does not reflect that portion of the expenses that we expect to incur from 2011 through 2012 in connection with research activities under the DOE Integrated Bio-Refinery grant and the DOE grant to NREL, with respect to which we are a subcontractor, for which we will not be reimbursed. We have the right to be reimbursed for up to $24.3 million of a total of up to $34.9 million of expenses for research activities that we undertake under the DOE Integrated Bio-Refinery grant. We have the right to be reimbursed for up to $3.9 million of a total of $5.4 million of expenses for research activities that we undertake under the NREL grant.

Recent Accounting Pronouncements

The information contained in Note 2 to the Unaudited Condensed Consolidated Financial Statements under the heading recent accounting pronouncements is hereby incorporated by reference into this Part I, Item 2.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

We are exposed to financial market risks, primarily changes in interest rates, currency exchange rates and commodity prices. On a limited basis we use derivative financial instruments primarily to manage commodity price risk.

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio and our outstanding debt obligations. We generally invest our cash in investments with short maturities or with frequent interest reset terms. Accordingly, our interest income fluctuates with short-term market conditions. As of March 31, 2011, our investment portfolio consisted primarily of money market funds, U.S. government agency securities and certificates of deposit, all of which are highly liquid investments. Due to the short-term nature of our investment portfolio, our exposure to interest rate risk is minimal.

As of March 31, 2011, 43% of our debt portfolio was comprised of fixed-rate debt and the balance was variable-rate debt. We pay interest on borrowings under our revolving credit facility at rates that vary with a bank’s prime rate. As of March 31, 2011, our weighted average borrowing rate on the revolving credit facility was 3.5%. If interest rates had increased by 100 basis points related to the outstanding borrowings under our revolving credit facility as of March 31, 2011, our interest expense would have increased by $65,000 on an annual basis. Because our average borrowings under our revolving credit facility are not substantial, changes in the interest rate will not have a significant impact on our interest expense.

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

Commodity Price Risk

Our exposure to market risk for changes in commodity prices currently relates primarily to our purchases of ethanol and reformulated ethanol-blended gasoline. When possible, we manage our exposure to this risk primarily through the use of supplier pricing agreements. We also, at times, use standard derivative commodity instruments to hedge the price volatility of ethanol and reformulated ethanol-blended gasoline, principally through futures contracts. The changes in fair value of these contracts are recorded on the balance sheet and recognized immediately in cost of product sales. We recognized a loss of $1.9 million and a gain of $647,000, as the change in fair value for the three months ended March 31, 2011 and 2010, respectively (see Note 3 to our Unaudited Condensed Consolidated Financial Statements).

Item 4.	Controls and Procedures

(a) Disclosure Controls and Procedures

The SEC defines the term “disclosure controls and procedures” to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. “Disclosure controls and procedures” include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our Chief Executive Officer and our Chief Financial Officer have concluded, based on an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act) by our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2011.

Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

(b) Changes in Internal Control

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during our first fiscal quarter of 2011 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Investing in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below, together with all of the other information set forth in this Quarterly Report on Form 10-Q, which could materially affect our business, financial condition or future results. If any of the following risks actually occurs, our business, financial condition, results of operations and future prospects could be materially and adversely harmed. The trading price of our common stock could decline due to any of these risks, and, as a result, you may lose all or part of your investment.

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

As of March 31, 2011, we had an accumulated deficit of $235.5 million. We expect to incur additional costs and expenses related to the continued development and expansion of our business, including our research and development operations, continued operation of our pilot plants and demonstration facility, engineering and design work. Further, we expect to incur costs related to implementation of multiple contract manufacturing arrangements, including equipment purchases, facility construction and technology transfer, as well as those related to the facility that we are developing with Usina São Martinho and deployment of our technology at other sugar and ethanol mills. There can be no assurance that we will ever achieve or sustain profitability on a quarterly or annual basis.

If we are unable to decrease our production costs, we may not be able to produce our products at competitive prices and our ability to grow our business will be limited.

Currently, our costs of production are not low enough to allow us to offer many of our planned products at competitive prices. While we entered our first specialty chemical market with Biofene through our initial sales of squalane for use in cosmetics products during the first quarter of 2011, and we believe we will be able to sell Biofene into other specialty chemical markets if we can attain at commercial production scale the production process efficiencies that we have achieved to date, we cannot assure you that we will be able to do so in the timelines we have planned or at all. Factors that impact our production cost include yield, productivity, separation efficiency and chemical process efficiency. Yield refers to the amount of the desired molecule that can be produced from a fixed amount of feedstock. Productivity represents the rate at which our product is produced by a given yeast strain. Separation efficiency refers to the amount of desired product produced in the fermentation process that we are able to extract and the time that it takes to do so. Chemical process efficiency refers to the cost and yield for the chemical finishing steps that convert our target molecule into a desired product. In order to successfully enter transportation fuels and certain other specialty chemical markets, we must produce those products at significantly lower cost, which will require both substantially higher yields than we have achieved to date and other significant improvements in production efficiency. There can be no assurance that we will be able to make these improvements or reduce our production costs sufficiently to offer our planned products at competitive prices, and any such failure could have a material adverse impact on our business and prospects.

Our ability to commence commercial sales of our products in the near term is subject to many risks, any of which could delay our sales and adversely impact our customer relationships, business and results of operations.

We commenced shipments of squalane, our initial product for a specialty chemical application, in the first quarter of 2011 and are seeking to build our squalane sales volume and commence sales of other specialty chemical products during the remainder of 2011. Our sales and marketing efforts are primarily focused on a small number of target customers and we will need to convince them that our products are comparable to or better than the specialty chemicals they currently use that we seek to replace. In addition, these customers will need to complete product qualification procedures, which may not be achieved in a timely manner or at all.

We also face risks related to commercial production which could affect our efforts to commercialize our products. While we have entered into a variety of contract manufacturing and chemical processing agreements to facilitate near-term production, we may need to expand these arrangements or enter into additional production arrangements to meet our production goals in any given year. There can be no assurance that we will be able to complete additional contract manufacturing or similar agreements as needed on a timely basis or on commercially reasonable terms. Also, in order for production to commence under some of our existing manufacturing arrangement, and perhaps under future contract manufacturing arrangements, we will have to provide equipment needed for the production of our products and we cannot be assured that such equipment can be ordered, or installed, on a timely basis, at acceptable costs, or at all. In addition, we will need to transfer our yeast strains and production processes to third-party contract manufacturing facilities, which may pose technical or operational challenges that delay production or increase our costs. The failure of these facilities to produce our initial products on a timely basis or at all, or with adequate quality or in volumes sufficient to meet our customer demand, could harm our relationships with our customers. Our production costs will also depend on our ability to make progress in improving the yield, productivity, separation efficiency and chemical process efficiency of our production process. If we are unable to make the necessary progress, we may nonetheless decide to commence sales of our products at a loss in order to establish demand for our products and develop customer relationships, which could adversely affect our results of operations.

Because we have not yet completed development of our products, we have limited experience operating in our customers’ industries and interacting with the customers that we intend to target. Developing that expertise may take longer than we expect and will require that we expand and improve our sales and marketing infrastructure. These activities could delay our ability to capitalize on the opportunities that our technology and products present, and may prevent us from achieving commercialization of our initial products in 2011 and beyond. The companies with which we expect to have customer arrangements are generally much larger than we are and have substantially longer operating histories and more experience in target industries than we have. As a result, we may not be effective in negotiating or managing the terms of our relationships with these companies, which could adversely affect our future results of operations.

We have entered into a number of agreements for the development, initial commercialization and sale of certain products that contain important technical, development and commercial milestones. If we do not meet those milestones our future revenue and financial results will be harmed.

We have entered into a number of agreements regarding arrangements for the further development of certain of our products and, in some cases, for ultimate sale to the customer under the agreement. None of these agreements affirmatively obligates the other party to purchase specific quantities of any products at this time, and these agreements contain important conditions that must be satisfied before any such purchases may be made. These conditions include research and development milestones and technical specifications that must be achieved to the satisfaction of our customers, which we cannot be certain we will be able to achieve. Some agreements provide that we will not seek to initiate sales until we achieve advances in yield and other production efficiencies to lower the cost of producing our products. In addition, these agreements contain exclusivity and other terms that may limit our ability to commercialize our products and technology in ways that we do not currently envision. If we do not achieve these contractual milestones, our revenues and financial results will be harmed.

We have also entered into a collaboration agreement with an affiliate of Total S.A., or Total, for the development of future to-be-determined chemical and/or fuel products and for the eventual production and commercialization of these products. We cannot be certain that we will be able to reach final agreement on any specific future product development projects or that any products will be successfully developed under this collaboration or, even if developed, that they will be successfully produced or commercialized.

We have very limited experience producing our products at the commercial scale needed for the development of our business, and we will not succeed if we cannot effectively scale our technology and processes.

In addition to developing our yeast strains further to lower our production costs, we must demonstrate the ability to utilize our yeast strains to produce desired products at the commercial scale and on an economically viable basis. Such production will require that our technology and processes be scalable from laboratory, pilot and demonstration projects and industrial-scale test runs to commercial-scale production. Up to and through most of 2010, our primary focus was research and development. We are now working to build out our supply chain and manufacturing operations at the same time that we are commencing sales of our products. We have very limited supply chain and manufacturing experience and cannot be sure that we will be successful in establishing these operations in a timely manner and on a scale that will allow us to meet our plans for commercialization. Furthermore, our technology may not perform as expected when consistently applied at commercial scale, or we may encounter operational challenges for which we are unable to devise a workable solution. For example, contamination in the production process could decrease process efficiency, create delays and increase our costs. We may not be able to scale up our production in a timely manner, if at all, even to the extent we successfully complete product development in our laboratories and pilot and demonstration facilities and conduct successful industrial-scale test runs. If this occurs, our ability to commercialize our technology will be adversely affected, and, with respect to any products that we do bring to market, we may not be able to lower the cost of production, which would adversely affect our ability to increase the future profitability of our business. Similarly, our ability to produce the volume of Biofene covered by our existing agreements is based in part on our ability to achieve substantially higher production efficiencies than we have to date. We may never achieve those production efficiencies.

Our relationship with our strategic partner Total may have a substantial impact on our company.

We have entered into a strategic relationship with Total. As part of this relationship, Total has made a significant equity investment in our company and has certain board membership rights, as well as certain first negotiation rights in the event of a sale of our company. As a result, Total will have access to a significant amount of information about our company and the ability to influence our management and affairs. Total’s right of first negotiation may adversely affect our ability to complete a change in control transaction that our Board of Directors believes is in the best interests of stockholders other than Total.

We also entered into a license, development, research and collaboration agreement with an affiliate of Total, under which we may develop, produce and commercialize products with Total. The agreement provides for Total to pay up to the first $50.0 million in research costs for selected research and development projects, but we must agree with Total on the product development projects we wish to pursue. Although we have agreed on two product development programs, we have not yet finalized all relevant terms and conditions for those programs. We cannot be certain that we will agree on any additional future product development projects. Our ability to successfully pursue product development under this agreement will depend, among other things, on our ability to work cooperatively with Total. If we cannot agree to the final terms and conditions for our initial projects, or agree on any subsequent projects, then we would not receive the research and development funding we expect from Total, and this could adversely affect our product development plans and would lead to an impairment of our deferred charged assets. In addition, Total has a right of first negotiation with us with respect to exclusive commercialization arrangements that we would propose to enter into with certain third parties, as well as the right to purchase any of our products on terms not less favorable than those offered to or received by us from third parties in any market where Total or its affiliates have a significant market position. These rights might inhibit potential strategic partners or potential customers from entering into negotiations with us about future business opportunities. Further, the agreement is complex and covers a range of future activities, and disputes may arise between us and Total that could delay the programs on which we are working or could prevent the commercialization of products developed under our collaboration agreement. Total also has the right to terminate the collaboration agreement in the event we undergo a sale or change of control to certain entities, which could discourage a potential acquirer from making an offer to acquire us.

If our joint venture production facility with Usina São Martinho in Brazil does not successfully commence operations on schedule, our customer relationships, business and results of operations may be adversely affected.

We have selected Brazil as the optimal geography for a substantial proportion of the initial commercial production of our products, largely because of the availability of sugarcane as a feedstock and the existing infrastructure for producing, gathering and processing this sugarcane. Our business plan envisions that we will develop substantial production capacity in Brazil primarily through arrangements with existing sugar and ethanol producers. In order to have control over the development of our first major commercial production facility in Brazil, we entered into an agreement with Usina São Martinho, one of the largest sugar and ethanol producers in Brazil, for the joint ownership and development of a production facility at the Usina São Martinho mill. A substantial component of our planned production capacity for 2013 and beyond depends on the completion and commencement of operations at this production facility, and development of additional facilities using the same model thereafter.

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

Our joint venture with Usina São Martinho contemplates that we will make significant capital expenditures and subject us to certain legal and financial terms that could adversely affect us.

The terms of our joint venture with Usina São Martinho are complex and are set forth in a number of agreements and schedules. If we and Usina São Martinho disagree over the interpretation of any of these joint venture documents, the future success of the joint venture may be impaired and any amount that we have invested in it may be at risk.

The construction of the facility at Usina São Martinho will be the first project of this nature, and we will design and manage the project. We expect the construction costs of the new facility to total between $80 million to $100 million. Ultimately, under the terms of our joint venture agreements, Usina Sao Martinho would contribute the lower of 61.8 million reais ($37.9 million based on the exchange rate at March 31, 2011) and half of the aggregate cost of construction with us contributing the remainder; however the timing of contributions from Usina Sao Martino depend on in part on the successful commencement of commercial operations at the plant, which could leave us vulnerable in the event we encounter challenges in building the facility or bringing it online, delays in achieving commercial viability with our Biofene production process, disputes with Usina São Martinho or other unanticipated events that may occur prior to the time Usina São Martinho makes its capital contribution. In addition, because Usina São Martinho’s contribution is capped, we will bear the responsibility for construction costs in excess of those anticipated.

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

To expand our production in Brazil beyond that of our initial production facility with Usina São Martinho, we intend to enter into agreements with sugar and ethanol producers in Brazil that require them to make a substantial capital or operating contribution to produce our renewable products. In return, we expect to provide them with a share of the higher gross margin we believe we will realize from the sale of these products relative to their existing products. There can be no assurance that a sufficient number of Brazilian sugar and ethanol mill owners will accept the opportunity to partner with us for the production of our products, whether on those terms or at all. Reluctance on the part of mill owners may be caused, for example, by their failure to understand our technology or product opportunities or agree with the greater economic benefits that we believe they can achieve from partnering with us. Mill owners may also be reluctant or unable to obtain needed capital, or they may be limited by existing contractual obligations with other third parties, liability, health and safety concerns, additional maintenance, training, operating and other ongoing expenses. We have entered into letters of intent with certain Brazilian sugar and ethanol producers to produce our products and Usina São Martinho has the option for production at a second mill, but these do not bind either the mill owner or us to enter into and proceed with a formal relationship. There are numerous issues regarding these mill relationships that must be successfully negotiated with each of the mill owners and we may not be successful in completing these negotiations. Even if sugar and ethanol producers are willing to build new facilities and produce our products, they may do so only on economic terms that place more of the cost, or confer less of the economic return, on us than we currently anticipate. If we are not successful in negotiations with sugar and ethanol mill owners, our cost of gaining this production capacity may be higher than we anticipate in terms of up-front costs, capital expenditure or lost future returns, and we may not gain the production base that we need in Brazil to allow us to grow our business.

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

We have commenced production of our initial product, squalane, and anticipate continuing squalane production and initiating production of other products in 2011 through the use of contract manufacturers. We also anticipate that we may continue to use contract manufacturers to produce a portion of our products thereafter. We have entered into relationships with a number of contract manufacturers for this purpose and we may need to enter into more in the future. We cannot be sure that contract manufacturers with this capacity will be available when we need their services, that they will be willing to dedicate a portion of their production capacity to our products or that we will be able to reach acceptable price and other terms with them for the provision of their production services. If we are unable to secure the services of such third parties when and as needed, we may lose customer opportunities and the growth of our business may be impaired. In addition, we expect that our costs to produce products using contract manufacturers will be higher than the costs to produce our products in sugar and ethanol mills with which we have entered into long term relationships. Furthermore, setting up sufficient contract manufacturing facilities requires us to make significant capital expenditures, which reduces our cash and subjects us to losses from depreciation. For example, we have incurred, and expect to continue to incur, significant capital expenditures in connection with our contract manufacturing arrangements, including Biomin in Brazil, Tate & Lyle in the U.S., and Antibióticos in Spain. In addition, in March 2011 we entered into an agreement with Paraíso Bioenergia for additional production capacity in Brazil under which we expect to have further significant capital expenditures for construction of manufacturing facilities.

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

The use of genetically-modified microorganisms, or GMMs, such as our yeast strains, is subject to laws and regulations in many countries, some of which are new and some of which are still evolving. Public attitudes about the safety and environmental hazards of, and ethical concerns over, genetic research and GMMs could influence public acceptance of our technology and products. In the U.S., the Environmental Protection Agency, or EPA, regulates the commercial use of GMMs as well as potential products from the GMMs. While the strain of genetically modified yeast that we currently use for the development and anticipate using for the commercial production of our target molecules, S. cerevisiae, is eligible for exemption from EPA review because it is recognized as posing a low risk, we must satisfy certain criteria to achieve this exemption, including but not limited to use of compliant containment structures and safety procedures, and we cannot be sure that we will meet such criteria in a timely manner, or at all. If exemption of S. cerevisiae is not obtained, our business may be substantially harmed.

In addition to S. cerevisiae, we may seek to use different GMMs in the future that will require EPA approval. If approval of different GMMs is not secured, our ability to grow our business could be adversely affected.

In Brazil, GMMs are regulated by the National Biosafety Technical Commission, or CTNBio. We have obtained approval from CTNBio to use GMMs in a contained environment in our Campinas facilities for research and development purposes as well as at Biomin, our first contract manufacturing facility in Brazil. In addition, we have obtained initial commercial approval from CTNBio for one of our current yeast strains. As we continue to develop new yeast strains and deploy our technology at new production facilities in Brazil, we will be required to obtain further approvals from CTNBio in order to use these strains in commercial production in Brazil. We may not be able to obtain approvals from relevant Brazilian authorities on a timely basis, or at all, and if we do not, our ability to produce our products in Brazil would be impaired, which would adversely affect our results of operations and financial condition.

In addition to our production operations in the U.S. and Brazil, we have entered into a contract manufacturing agreement with a company in Spain and expect to identify other locations for production around the world. The use of GMM technology is strictly regulated in the European Union, which has established various directives for member states regarding regulation of the use of such technology, including notification processes for contained use of such technology. We expect to encounter GMM regulations in most if not all of the countries in which we may seek to establish production capabilities, and the scope and nature of these regulations will likely be different from country to country. If we cannot meet the applicable requirements in other countries in which we intend to produce products using our yeast strains, or if it takes longer than anticipated to obtain such approvals, our business could be adversely affected.

We may not be able to obtain regulatory approval for the sale of our renewable products.

Our renewable chemical products may be subject to government regulation in our target markets. In the U.S., the EPA administers the Toxic Substances Control Act, or TSCA, which regulates the commercial registration, distribution, and use of chemicals. Before an entity can manufacture or distribute significant volumes of a chemical, it needs to determine whether that chemical is listed in the TSCA inventory. If the substance is listed, then manufacture or distribution can commence immediately. If not, then a “Chemical Abstracts Service” number registration and pre-manufacture notice must be filed with the EPA for a review period of up to 180 days including extensions. Some of the products we produce or plan to produce, such as Biofene and squalane, are already in the TSCA inventory. Others, such as our lubricants, farnesane (diesel) and new jet fuel molecules, are not yet listed. We may not be able to expediently receive approval from the EPA to list the molecules we would like to make on the TSCA registry, resulting in delays or significant increases in testing requirements. A similar program exists in the European Union, called REACH (Registration, Evaluation, Authorization, and Restriction of Chemical Substances). We similarly need to register our products with the European Commission, and this process could cause delays or significant costs. To the extent that other geographies, such as Brazil, may rely on TSCA or REACH for chemical registration in their geographies, delays with the U.S. or European authorities may subsequently delay entry into these markets as well.

Our diesel fuel is subject to regulation by various government agencies, including the EPA and the California Air Resources Board in the U.S. and Agência Nacional do Petróleo, or ANP, in Brazil. To date, we have obtained registration with the EPA for the use of our diesel in the U.S. at a 35% blend rate with petroleum diesel. We are currently working to secure ANP approval for use of our diesel in Brazil at a 10% blend rate. We are also currently in the process of registration of our fuel with the California Air Resources Board and the European Commission. Registration with each of these bodies is required for the sale and use of our fuels within their respective jurisdictions. In addition, for us to achieve full access to the U.S. fuels market for our fuel products, we will need to obtain EPA and California Air Resources Board (and potentially other state agencies) certifications for our feedstock pathway and production facilities, including certification of a feedstock lifecycle analysis relating to greenhouse gas emissions. Any delay in obtaining these additional certifications could impair our ability to sell our renewable fuels to refiners, importers, blenders and other parties that produce transportation fuels as they comply with Federal and state requirements to include certified renewable fuels in their products.

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

If we are unable to satisfy the significant product qualification requirements of equipment manufacturers, we may not be able to successfully enter markets for transportation fuels, and our business would be adversely affected.

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

Our technology provides us with the capability to genetically engineer microbes to produce potentially thousands of molecules. In order to grow our business over time we will need to, and we intend to, commit substantial resources, alone or with collaboration partners, to the development and analysis of these new molecules and the new pathways, or microbial strains, required to produce them. There is no guarantee that we will be successful in creating microbial strains that are capable of producing each target molecule. For example, some target molecules may be “toxic” to the microbe, which means that the production of the molecule kills the microbe. Other molecules may be biologically producible in small amounts but cannot be produced in quantities adequate for commercial production. Alternatively, the compounds are produced in adequate quantities but because they are volatile, we are unable to capture the compounds in commercially adequate quantities. In addition, some of our microbes may have longer production cycles that may make production of the target molecules more costly. If we are unable to resolve issues of this nature, we may not be able to expand our product line to introduce new sources of future revenues.

Changes in government regulations, including subsidies and economic incentives, could have a material adverse effect upon our business.

The market for renewable fuels is heavily influenced by foreign, federal, state and local government regulations and policies. Changes to existing or adoption of new domestic or foreign federal, state and local legislative initiatives that impact the production, distribution or sale of renewable fuels may harm our renewable fuels business. For example, in 2007, the U.S. Congress passed an alternative fuels mandate that called for nearly 14 billion gallons of liquid transportation fuels sold in 2011 to come from alternative sources, including renewable fuels, a mandate that grows to 36 billion gallons by 2022. Of this amount, a minimum of 21 billion gallons must be advanced biofuels, mostly cellulosic, by 2022. In the U.S. and in a number of other countries, these regulations and policies have been modified in the past and may be modified again in the future. Any reduction in mandated requirements for fuel alternatives and additives to gasoline may cause demand for biofuels to decline and deter investment in the research and development of renewable fuels. In addition, the U.S. Congress has passed legislation that extends tax credits to blenders of certain renewable fuel products. However, there is no assurance that this or any other favorable legislation will remain in place. For example, the biodiesel tax credit expired in December 2009, and its extension was not approved until December 2010. Any reduction in, or phasing out or elimination of existing tax credits, subsidies and other incentives in the U.S. and foreign markets for renewable fuels, or any inability of our customers to access such credits, subsidies and incentives, may adversely affect demand for our products and increase the overall cost of commercialization of our renewable fuels, which would adversely affect our renewable fuels business. In addition, market uncertainty regarding future policies may also affect our ability to develop new renewable products or to license our technologies to third parties and to sell products to our end customers. Any inability to address these requirements and any regulatory or policy changes could have a material adverse effect on our business, financial condition and results of operations.

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

We will continue to fund our research and development and related activities and to provide working capital to fund production, storage, distribution and other aspects of our business. We may also from time to time consider acquisitions of other companies, assets or technologies to accelerate our research and development and commercialization efforts. In addition, we plan to make significant capital expenditures in connection with our contract manufacturing arrangements and our joint venture with Usina São Martinho and other potential mill arrangements. While we plan to enter into relationships with sugar and ethanol producers for them to provide some portion or all of the capital needed to build the new, adjacent bolt-on production facility, we may determine that it is more advantageous for us to provide some portion or all of the financing that we currently expect to be provided by these owners.

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

We have experienced, and may continue to experience, expansion of our business as we continue to make efforts to develop and bring our products to market. We have grown from 18 employees at the end of 2005 to 221 employees at the end of 2009 and 395 at March 31, 2011. We are working simultaneously on multiple projects to develop, produce and commercialize several types of renewable chemicals and fuels. Our growth and diversified operations have placed, and may continue to place, significant demands on our management and our operational and financial infrastructure. In particular, continued growth could strain our ability to:

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

Our commercial success will depend substantially on our ability to obtain patents and maintain adequate legal protection for our technologies and product candidates in the U.S. and other countries. As of March 31, 2011, we had 43 issued U.S. and foreign patents and 237 pending U.S. and foreign patent applications that are owned by or licensed to us. We will be able to protect our proprietary rights from unauthorized use by third parties only to the extent that our proprietary technologies and future products are covered by valid and enforceable patents or are effectively maintained as trade secrets.

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

We rely on trade secrets to protect some of our technology, particularly where we do not believe patent protection is appropriate or obtainable. However, trade secrets are difficult to maintain and protect. Our strategy for contract manufacturing and scale-up of commercial production requires us to share confidential information with our Brazilian business partners and other parties. Our product development collaborations with third parties, including with Total, require us to share confidential information, including with employees of Total who are seconded to Amyris during the term of the collaboration. While we use reasonable efforts to protect our trade secrets, our or our business partners’ employees, consultants, contractors or scientific and other advisors may unintentionally or willfully disclose our proprietary information to competitors. Enforcement of claims that a third party has illegally obtained and is using trade secrets is expensive, time consuming and uncertain. In addition, foreign courts are sometimes less willing than U.S. courts to protect trade secrets. If our competitors independently develop equivalent knowledge, methods and know-how, we would not be able to assert our trade secrets against them. We require new employees and consultants to execute confidentiality agreements upon the commencement of an employment or consulting arrangement with us. These agreements generally require that all confidential information developed by the individual or made known to the individual by us during the course of the individual’s relationship with us be kept confidential and not disclosed to third parties. These agreements also generally provide that inventions conceived by the individual in the course of rendering services to us shall be our exclusive property. Nevertheless, our proprietary information may be disclosed, or these agreements may be unenforceable or difficult to enforce. Additionally, trade secret law in Brazil differs from that in the U.S. which requires us to take a different approach to protecting our trade secrets in Brazil. Some of these approaches to trade secret protection may be novel and untested under Brazilian law and we cannot guarantee that we would prevail if our trade secrets are contested in Brazil. If any of the above risks materializes our failure to obtain or maintain trade secret protection could adversely affect our competitive business position.

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

Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. In addition, Section 404 of the Sarbanes-Oxley Act of 2002 will require us and our independent registered public accounting firm to evaluate and report on our internal control over financial reporting beginning with our Annual Report on Form 10-K for the year ending December 31, 2011. The process of implementing our internal controls and complying with Section 404 will be expensive and time consuming, and will require significant attention of management. We cannot be certain that these measures will ensure that we implement and maintain adequate controls over our financial processes and reporting in the future. In addition, to the extent we create joint ventures or have any variable interest entities and the financial statements of such entities are not prepared by us, we will not have direct control over their financial statement preparation. As a result, we will, for our financial reporting, depend on what these entities report to us, which could result in us adding monitoring and audit processes and increase the difficulty of implementing and maintaining adequate controls over our financial processes and reporting in the future. This may be particularly true where we are establishing such entities with commercial partners that do not have sophisticated financial accounting processes in place, or where we are entering into new relationships at a rapid pace, straining our integration capacity. Additionally, if we do not receive the information from the joint venture or variable interest entity on a timely basis, this could cause delays in our external reporting. Even if we conclude, and our independent registered public accounting firm concurs, that our internal control over financial reporting provides reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, because of its inherent limitations, internal control over financial reporting may not prevent or detect fraud or misstatements. Failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our results of operations or cause us to fail to meet our reporting obligations. If we or our independent registered public accounting firm discover a material weakness, the disclosure of that fact, even if quickly remedied, could reduce the market’s confidence in our financial statements and harm our stock price. In addition, a delay in compliance with Section 404 could subject us to a variety of administrative sanctions, including SEC action, ineligibility for short form resale registration, the suspension or delisting of our common stock from the stock exchange on which it is listed and the inability of registered broker-dealers to make a market in our common stock, which would further reduce our stock price and could harm our business.

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

We are incurring increased costs and demands upon management as a result of complying with the laws and regulations affecting public companies, which could harm our results of operations.

As a public company, we are incurring significant additional accounting, legal and other expenses that we did not incur as a private company, including costs associated with public company reporting requirements. We also have incurred and will continue to incur costs associated with corporate governance requirements, including requirements under Section 404 and other provisions of the Sarbanes-Oxley Act, as well as rules implemented by the SEC and NASDAQ. The expenses incurred by public companies for reporting and corporate governance purposes have increased dramatically in recent years. We expect these rules and regulations to substantially increase our financial and legal compliance costs. We also expect that as a public company it will be more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage previously available. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our Board of Directors or as our executive officers.

The concentration of our capital stock ownership with insiders will limit your ability to influence corporate matters.

As of March 15, 2011, our executive officers, directors, current five percent or greater stockholders and entities affiliated with them together beneficially owned approximately 59% and a single stockholder—Total—held approximately 22% of our outstanding common stock, respectively. This significant concentration of share ownership may adversely affect the trading price for our common stock because investors often perceive disadvantages in owning stock in companies with controlling stockholders. Also, these stockholders, acting together, will be able to control our management and affairs and matters requiring stockholder approval, including the election of directors and the approval of significant corporate transactions, such as mergers, consolidations or the sale of substantially all of our assets. Consequently, this concentration of ownership may have the effect of delaying or preventing a change of control, including a merger, consolidation or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control, even if that change of control would benefit our other stockholders.

A significant portion of our total outstanding shares recently became available for sale on the public market, and the increased supply of stock could cause the market price of our common stock to drop significantly, even if our business is doing well.

All of the shares sold in our initial public offering are freely tradable without restrictions or further registration under the federal securities laws, unless purchased by our “affiliates” as that term is defined in Rule 144 under the Securities Act of 1933, as amended, or the Securities Act. Substantially all the remaining shares of our outstanding common stock (approximately 38.3 million shares of 44.4 million shares outstanding as of March 31, 2011) became eligible for sale in the public market recently (beginning following the expiration in late March 2011 of the lock-up agreements relating to our initial public offering), subject in certain circumstances to the volume, manner of sale and other limitations under Rule 144. Additionally, we have registered all shares of our common stock that we may issue under our equity incentive plans. These shares can be freely sold in the public market upon issuance, unless pursuant to their terms these stock awards have transfer restrictions attached to them. Sales of a substantial number of shares of our common stock, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock.

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

Section 203 of the Delaware General Corporation Law prohibits, subject to some exceptions, “business combinations” between a Delaware corporation and an “interested stockholder,” which is generally defined as a stockholder who becomes a beneficial owner of 15% or more of a Delaware corporation’s voting stock, for a three-year period following the date that the stockholder became an interested stockholder. We have agreed to opt out of Section 203 through our certificate of incorporation, but our certificate of incorporation contains substantially similar protections to our company and stockholders as those afforded under Section 203, except that we have agreed with Total that it and its affiliates will not be deemed to be “interested stockholders” under such protections.

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

(b) Use of Proceeds from Public Offering of Common Stock

Our initial public offering of common stock was effected through a Registration Statement on Form S-1 (File No. 333-164593) that was declared effective by the SEC on September 27, 2010. The net offering proceeds to us, after deducting underwriting discounts and commissions and offering costs, were approximately $85.5 million. Of the net proceeds, as of March 31, 2011, $19.5 million has been used for capital expenditures, including deposits on capital expenditures, and approximately $2.0 million has been used for debt reduction and payment of capital lease obligations. At March 31, 2011, the remainder of the net proceeds was invested in short-term, interest-bearing investment grade securities. We expect that our use of the net proceeds from the initial public offering will conform to the intended use of proceeds as described in our initial public offering prospectus dated September 27, 2010.

Item 6.	Exhibits

The exhibits listed in Exhibit Index immediately preceding the exhibits are filed (other than exhibits 32.01 and 32.02) as part of this Quarterly Report on Form 10-Q and such Exhibit Index is incorporated herein by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMYRIS, INC.

Dated: May 11, 2011	By:	/S/ JOHN G. MELO
John G. Melo President and Chief Executive Officer (Principal Executive Officer)

Dated: May 11, 2011	By:	/S/ JERYL HILLEMAN
Jeryl Hilleman Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Index		Previously Filed				Filed Herewith
	Description	Form	File No.	Filing Date	Exhibit

3.01	Restated Certificate of Incorporation	10-Q	001-34885	November 10, 2010	3.01

3.02	Restated Bylaws	10-Q	001-34885	November 10, 2010	3.02

10.01	Letter agreement between Amyris, Inc. and Total Gas & Power USA Biotech, Inc.					X

10.02*	Compensation arrangements between registrant and its executive officers					X**

31.01	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(c) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.02	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(c) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.01†	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.02†	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

*	Indicates management contract or compensatory plan or arrangement.
**	Description contained in Amyris, Inc.’s Current Reports on Form 8-K filed with the Securities and Exchange Commission on March 7, 2011 and May 2, 2011 incorporated herein by reference.
†	This certification shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or Exchange Act, or otherwise subject to the liability of that Section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended or the Exchange Act of 1934.