Form 10-Q
period 2011-06-30
AMYRIS, INC.
filed 2011-08-11
CIK 1365916

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 29, 2011
Common Stock, $0.0001 par value per share	44,970,724 shares

AMYRIS, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2011

PART I: FINANCIAL INFORMATION

Amyris, Inc.
Condensed Consolidated Balance Sheets
(In Thousands, Except Share and Per Share Amounts)
(Unaudited)

	June 30, 2011	December 31, 2010
Assets
Current assets:
Cash and cash equivalents	$152,169	$143,060
Short-term investments	34,801	114,873
Accounts receivable	5,967	5,215
Inventories	6,874	4,006
Prepaid expenses and other current assets	5,207	2,905
Total current assets	205,018	270,059
Property and equipment, net	92,618	54,847
Other assets	27,025	32,547
Total assets	$324,661	$357,453
Liabilities and Equity
Current liabilities:
Accounts payable	$12,236	$7,116
Deferred revenue	591	565
Accrued and other current liabilities	30,340	14,795
Capital lease obligation, current portion	2,992	2,854
Debt, current portion	2,325	1,911
Total current liabilities	48,484	27,241
Capital lease obligation, net of current portion	1,567	3,091
Long-term debt, net of current portion	10,418	4,734
Deferred rent, net of current portion	10,624	11,186
Deferred revenue, net of current portion	847	1,130
Other liabilities	2,185	2,523
Total liabilities	74,125	49,905
Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock - $0.0001 par value, 5,000,000 shares authorized, none issued and outstanding.	—	—
Common stock - $0.0001 par value, 100,000,000 shares authorized as of June 30, 2011 and December 31, 2010; 44,894,094 shares and 43,847,425 shares issued and outstanding as of June 30, 2011 and December 31, 2010, respectively.	5	4
Additional paid-in capital	523,275	506,988
Accumulated other comprehensive income	5,191	2,872
Accumulated deficit	(278,070)	(202,318)
Total Amyris, Inc. stockholders’ equity	250,401	307,546
Noncontrolling interest	135	2
Total equity	250,536	307,548
Total liabilities and equity	$324,661	$357,453
See the accompanying notes to the unaudited condensed consolidated financial statements.

Amyris, Inc.
Condensed Consolidated Statements of Operations
(In Thousands, Except Share and Per Share Amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenues
Product sales	$27,816	$10,028	$61,836	$19,982
Grants and collaborations revenue	4,186	2,674	7,340	6,375
Total revenues	32,002	12,702	69,176	26,357
Cost and operating expenses
Cost of product sales	29,136	10,129	63,518	20,132
Research and development	23,446	12,413	43,181	23,591
Sales, general and administrative	22,249	9,686	38,227	18,902
Total cost and operating expenses	74,831	32,228	144,926	62,625
Loss from operations	(42,829)	(19,526)	(75,750)	(36,268)
Other income (expense):
Interest income	341	286	641	562
Interest expense	(304)	(376)	(881)	(760)
Other expense, net	(201)	(575)	(150)	(60)
Total other expense	(164)	(665)	(390)	(258)
Loss before income taxes	$(42,993)	$(20,191)	$(76,140)	$(36,526)
Benefit from income taxes	175	—	175	—
Net loss	$(42,818)	$(20,191)	$(75,965)	$(36,526)
Net loss attributable to noncontrolling interest	203	247	213	430
Net loss attributable to Amyris, Inc. common stockholders	$(42,615)	$(19,944)	$(75,752)	$(36,096)
Net loss per share attributable to common stockholders, basic and diluted	$(0.95)	$(3.94)	$(1.71)	$(7.17)
Weighted-average shares of common stock outstanding used in computing net loss per share of common stock, basic and diluted	44,626,721	5,056,914	44,239,104	5,034,163
See the accompanying notes to the unaudited condensed consolidated financial statements.

Amyris, Inc.
Condensed Consolidated Statement of Stockholders’ Equity
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total Equity
(In Thousands, Except Share Amounts)	Shares	Amount
December 31, 2010	43,847,425	$4	$506,988	$(202,318)	$2,872	$2	$307,548
Issuance of common stock upon exercise of stock options, net of restricted stock	964,714	1	4,324	—	—	—	4,325
Issuance of common stock upon net exercise of warrants	77,087	—	—	—	—	—	—
Shares issued from restricted stock unit settlement	6,005	—	—	—	—	—	—
Repurchase of common stock	(1,137)	—	—	—	—	—	—
Stock-based compensation	—	—	11,963	—	—	—	11,963
Fair value of assets and liabilities assigned to noncontrolling interest	—	—	—	—	—	346	346
Components of other comprehensive income (loss)
Change in unrealized loss on investments	—	—	—	—	(5)	—	(5)
Foreign currency translation adjustment, net of tax	—	—	—	—	2,324	—	2,324
Net loss	—	—	—	(75,752)	—	(213)	(75,965)
Total comprehensive loss							(73,646)
June 30, 2011	44,894,094	$5	$523,275	$(278,070)	$5,191	$135	$250,536
See the accompanying notes to the unaudited condensed consolidated financial statements.

Amyris, Inc.
Condensed Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	Six Months Ended June 30,
	2011	2010
Operating activities
Net loss	$(75,965)	$(36,526)
Adjustments to reconcile net loss to net cash used in operating activities:
Convertible preferred stock warrants	—	33
Depreciation and amortization	4,831	3,421
Inventory write-down to net realizable value	1,073	—
Loss on the sale of investments	—	(1)
Stock-based compensation	11,963	4,302
Amortization of premium on investments	630	378
Change in fair value of convertible preferred stock warrant liability	—	34
Other noncash expenses	(102)	40
Changes in assets and liabilities:
Accounts receivable	(752)	(1,710)
Inventories	(3,912)	(430)
Prepaid expenses and other assets	(187)	(1,266)
Accounts payable	6,053	735
Restructuring	—	(359)
Accrued and other long-term liabilities	9,249	1,440
Deferred revenue	(256)	1,599
Deferred rent	(469)	(275)
Net cash used in operating activities	(47,844)	(28,585)
Investing activities
Purchase of short-term investments	(16,590)	(81,429)
Maturities of short-term investments	97,000	18,061
Sales of short-term investments	—	15,708
Purchase of long-term investments	—	(7,995)
Change in restricted cash	—	(14)
Acquisition of cash in noncontrolling interest	344	—
Purchase of property and equipment, net of disposals	(30,431)	(4,608)
Deposits on property and equipment	(48)	—
Net cash provided by (used in) investing activities	50,275	(60,277)
Financing activities
Proceeds from issuance of convertible preferred stock, net of issuance costs	—	184,616
Proceeds from issuance of common stock, net of repurchases	4,284	70
Proceeds from equipment financing	—	1,446
Principal payments on capital leases	(1,387)	(1,258)
Proceeds from debt	7,653	—
Principal payments on debt	(3,660)	(8,498)
Initial public offering costs	(496)	(1,446)
Proceeds from sale of noncontrolling interest	—	7,069
Net cash provided by financing activities	6,394	181,999
Effect of exchange rate changes on cash and cash equivalents	284	(83)
Net increase in cash and cash equivalents	9,109	93,054
Cash and cash equivalents at beginning of period	143,060	19,188
Cash and cash equivalents at end of period	$152,169	$112,242
See the accompanying notes to the unaudited condensed consolidated financial statements.

Condensed Consolidated Statements of Cash Flows—(Continued)
(In Thousands)
(Unaudited)

	Six Months Ended June 30,
	2011	2010
Supplemental disclosures of cash flow information:
Cash paid for interest	$835	$760
Supplemental disclosures of noncash investing and financing activities:
Additions to property and equipment under notes payable	$—	$211
Acquisitions of assets under accounts payable and accrued liabilities	$6,190	$529
Financing of insurance premium under notes payable	$—	$101
Change in unrealized gain (loss) on investments	$(5)	$(3)
Change in unrealized gain (loss) on foreign currency	$(2,100)	$—
Warrants issued in connection with the issuance of convertible preferred stock	$—	$507
Accrued deferred offering costs	$—	$1,546
Accrued Series D preferred stock issuance costs	$—	$258
Financing of rent payments under notes payable	$—	$239
Deferred charge asset related to issuance of Series D preferred stock	$—	$27,909
Receivable from stock option exercises	$17	$—
Issuance of common stock upon exercise of warrants	$3,554	$—
See the accompanying notes to the unaudited condensed consolidated financial statements.

Amyris, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

1. The Company

Amyris, Inc. (the “Company”) was incorporated in California on July 17, 2003 and reincorporated in Delaware on June 10, 2010 for the purpose of leveraging breakthroughs in synthetic biology to develop and provide renewable compounds for a variety of markets. The Company is currently building and applying its industrial synthetic biology platform to provide alternatives to select petroleum-sourced products used in specialty chemical and transportation fuel markets worldwide. The Company’s first commercialization efforts have been focused on a molecule called farnesene, which forms the basis for a wide range of products varying from specialty chemical applications to transportation fuels, such as diesel. While the Company’s platform is able to use a wide variety of feedstocks, the Company has focused initially on Brazilian sugarcane. The Company intends to secure access to this feedstock and to expand its production capacity by working with existing sugar and ethanol mill owners to build new, adjacent bolt-on facilities at their existing mills in return for a share of the higher gross margin the Company believes it will realize from the sale of its renewable products. In addition, the Company has entered into various contract manufacturing agreements to support commercial production. The Company has established two principal operating subsidiaries, Amyris Brasil Ltda. (formerly Amyris Brasil S.A., “Amyris Brasil”) for production in Brazil, and Amyris Fuels, LLC for fuel distribution capabilities in the U.S.

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

Principles of Consolidations

The Company has interests in joint venture entities that are variable interest entities (“VIEs”). Determining whether to consolidate a variable interest entity may require judgment in assessing (1) whether an entity is a VIE and (2) if the Company is the entity’s primary beneficiary and thus required to consolidate the entity. To determine if the Company is the primary beneficiary of a VIE, the Company evaluates whether it has (1) the power to direct the activities that most significantly impact the VIE’s economic performance and (2) the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. The Company’s evaluation includes identification of significant activities and an assessment of its ability to direct those activities based on governance provisions and arrangements to provide or receive product and process technology, product supply, operations services, equity funding and financing and other applicable agreements and circumstances. The Company’s assessment of whether it is the primary beneficiary of its VIEs requires significant assumptions and judgment.

The unaudited condensed consolidated financial statements of the Company include the accounts of Amyris, Inc., its subsidiaries and two consolidated VIEs with respect to which the Company is considered the primary beneficiary, after elimination of intercompany accounts and transactions. Disclosure regarding the Company’s participation in the VIE is included in Note 8.

Amyris, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

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

The Company’s accounts receivable are primarily derived from customers located in the United States. The Company performs ongoing credit evaluation of its customers, does not require collateral, and maintains allowances for potential credit losses on customer accounts when deemed necessary. To date, there have been no such losses and the Company has not recorded an allowance for doubtful accounts.

Customers representing greater than 10% of accounts receivable were as follows (in percentages):

Customers	June 30, 2011	December 31, 2010

Customer A	15	*
Customer B	13	**
Customer C	12	28
Customer D	**	36
 _____________________
*    No outstanding balance
**    Less than 10%

Customers representing greater than 10% of revenues were as follows (in percentages):

	Three Months Ended June 30,		Six Months Ended June 30,
Customers	2011	2010	2011	2010
Customer A	15	*	24	*
Customer B	*	26	*	30
Customer C	13	**	**	**
Customer D	**	21	**	19
 ___________________
*    Not a customer
* *    Less than 10%

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

Amyris, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

Fair Value of Financial Instrument

The Company measures certain financial assets and liabilities at fair value based on the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants. Financial instruments are primarily comprised of money market funds, commercial paper, and U.S. government agency securities. Where available, fair value is based on or derived from observable market prices or other observable inputs. Where observable prices or inputs are not available, valuation models are applied. These valuation techniques involve some level of management estimation and judgment, the degree of which is dependent on the price transparency for the instruments or market and the instruments’ complexity.

The carrying amounts of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, approximate fair value due to their relatively short maturities, and low market interest rates if applicable. Based on the borrowing rates currently available to the Company for debt with similar terms, and after considering nonperformance and credit risk, the carrying value of the notes payable and credit facility approximates its fair value.

Cash and Cash Equivalents

All highly liquid investments purchased with an original maturity date of three months or less at the date of purchase are considered to be cash equivalents. Cash and cash equivalents consist of money market funds, commercial paper, U.S. Government agency securities and various deposit accounts.

Investments

Investments with original maturities greater than 90 days that mature less than one year from the consolidated balance sheet date are classified as short-term investments. The Company classifies investments as short-term or long-term based upon whether such assets are reasonably expected to be realized in cash or sold or consumed during the normal cycle of business. The Company invests its excess cash balances primarily in short-term investment grade commercial paper and corporate bonds, U.S. Government agency securities and notes, and auction rate securities (“ARS”). The Company classifies all of its investments, other than ARS, as available-for-sale and records such assets at estimated fair value in the consolidated balance sheets, with unrealized gains and losses, if any, reported as a component of accumulated other comprehensive income (loss) in stockholders' equity (deficit). Debt securities are adjusted for amortization of premiums and accretion of discounts and such amortization and accretion are reported as a component of interest income. Realized gains and losses and declines in value that are considered to be other than temporary are recognized in the statements of operations. The cost of securities sold is determined on the specific identification method. There were no significant realized gains or losses from sales of debt securities during the three and six month periods ended June 30, 2011 and 2010. As of June 30, 2011 and December 31, 2010, the Company did not have any other-than-temporary declines in the fair value of its debt securities.
The Company classified the ARS as trading securities and recorded all changes in fair value as component of other income (expense), net. The underlying securities had stated or contractual maturities that were generally greater than one year. The Company estimated the fair value of the ARS using a discounted cash flow model incorporating assumptions that market participants would use in their estimates of fair value. The Company had a put option to sell its ARS at par value. The Company accounted for the put option as a freestanding financial instrument and elected to record it at fair value with changes in fair value recorded as a component of other income (expense), net. As of June 30, 2011 and December 31, 2010, the Company did not hold any ARS due to the liquidation of ARS during the second and third quarters of 2010.

Inventories

Inventories, which consist of ethanol and reformulated ethanol-blended gasoline and farnesene derived products, are stated at the lower of cost or market and categorized as finished goods, work-in-process or raw material inventories. Cost is computed on a first-in, first-out basis. Inventory costs include transportation costs incurred in bringing the inventory to its existing location.

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

Asset Retirement Obligations
The fair value of an asset retirement obligation is recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. In addition, asset retirement cost is added to the carrying amount of the associated asset and this additional carrying amount is amortized over the life of the asset. The Company’s asset retirement obligations are associated with its commitment to return property subject to an operating lease in Brazil to its original condition upon lease termination.

As of June 30, 2011 and December 31, 2010, the Company recorded asset retirement obligations of $1.1 million and $984,000, respectively. The related leasehold improvements are being amortized to depreciation expense over the term of the lease or the useful life of the assets, whichever is shorter. Related amortization expense was $87,000 and $31,000 for the three months ended June 30, 2011 and 2010, respectively, and $132,000 and $102,000 for the six months ended June 30, 2011 and 2010, respectively.

The change in the asset retirement obligation is summarized below (in thousands):

Balance at December 31, 2010	$984
Foreign currency impacts	68
Accretion expenses recorded during the period	74
Balance at June 30, 2011	$1,126

Property and Equipment, net

Property and equipment, net are stated at cost less accumulated depreciation and amortization. Depreciation and amortization is computed using the straight-line method over the estimated useful lives of the related assets. Maintenance and repairs are charged to expense as incurred, and improvements and betterments are capitalized. When assets are retired or otherwise disposed of, the cost and accumulated depreciation are removed from the balance sheet and any resulting gain or loss is reflected in operations in the period realized.

Depreciation and amortization periods for the Company’s property and equipment are as follows:

Machinery and equipment	4 -10 years
Computers and software	3-5 years
Furniture and office equipment	5 years
Vehicles	5 years
Leasehold improvements are amortized on a straight-line basis over the terms of the lease, or the useful life of the assets, whichever is shorter.
Computers and software includes internal-use software that is acquired, internally developed or modified to meet the Company's internal needs. Amortization commences when the software is ready for its intended use and the amortization period is the estimated useful life of the software, generally three to five years. Capitalized costs primarily include contract labor and payroll costs of the individuals dedicated to the development of internal-use software. Capitalized software additions totaled approximately $1.0 million and $0.3 million for the six months ended June 30, 2011 and 2010, respectively, related to software development costs pertaining to the installation of a new financial reporting system. For the six months ended June 30, 2011 and 2010, $204,000 and $119,000, respectively, of amortization expense was recorded and the total unamortized cost of capitalized software was $2.9 million and $2.1 million, respectively, as of June 30, 2011 and December 31, 2010.

Amyris, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

Impairment of Long-Lived Assets

Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, or the estimated useful life is no longer appropriate. If indicators of impairment exist and the undiscounted projected cash flows associated with such assets are less than the carrying amount of the asset, an impairment loss is recorded to write the asset down to their estimated fair values. Fair value is estimated based on discounted future cash flows. There were zero impairment charges recorded during the six months ended June 30, 2011 and 2010.

Noncontrolling Interest and Redeemable Noncontrolling Interest

As of January 1, 2009, the Company adopted the new accounting standard which establishes accounting and reporting standards for noncontrolling interests in consolidated financial statements. These provisions require that the carrying value of noncontrolling interests to be removed from the mezzanine equity section of the consolidated balance sheets and reclassified as equity, and that consolidated net income be recast to include net income attributable to the noncontrolling interests. The standard requires retrospective presentation and disclosure of existing noncontrolling interests. Accordingly, the Company presented noncontrolling interests as a separate component of equity (deficit) and has also presented net loss attributable to the noncontrolling interest in the consolidated statements of operations. Upon adoption, the noncontrolling interest of $1.1 million was reclassified to a component of total equity (deficit) in the consolidated balance sheets from the mezzanine equity section.

In accordance with accounting and reporting standards for redeemable equity instruments, a noncontrolling interest with redemption features (“redeemable noncontrolling interest”), such as a put option, that is not solely within the control of the Company, is required to be reported in the mezzanine equity section of the consolidated balance sheets.

Changes in noncontrolling interest ownership that do not result in a change of control and where there is a difference between fair value and carrying value are accounted for as equity transactions.

On April 14, 2010, the Company entered into a joint venture with Usina São Martinho. The carrying value of the noncontrolling interest from this joint venture is recorded in the equity section of the consolidated balance sheets (see Note 8).

On January 3, 2011, the Company entered into a production service agreement with Glycotech, Inc. ("Glycotech"). The Company has determined that the arrangement with Glycotech qualifies as a VIE. The Company determined that it is the primary beneficiary. The carrying value of the noncontrolling interest from this VIE is recorded in the equity section of the consolidated balance sheets (see Note 8).

Revenue Recognition

The Company recognizes revenue from the sale of ethanol and reformulated ethanol-blended gasoline, farnesene derived products, delivery of research and development services, and governmental grants. Revenue is recognized when all of the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the fee is fixed or determinable, and collectability is reasonably assured.

If sales arrangements contain multiple elements, the Company evaluates whether the components of each arrangement represent separate units of accounting. To date the Company has determined that all revenue arrangements should be accounted for as a single unit of accounting.

Product Sales
The Company sells ethanol and reformulated ethanol-blended gasoline under short-term agreements at prevailing market prices. Starting in the second quarter of 2011, the Company began to sell farnesene derived products, which is procured from contracted third parties. Ethanol and reformulated ethanol-blended gasoline sales consists of sales to customers through purchases from third-party suppliers in which the Company takes physical control of the ethanol and reformulated ethanol-blended gasoline and accepts risk of loss. Revenues are recognized, net of discounts and allowances, once passage of title and risk of loss has occurred and contractually specified acceptance criteria have been met, provided all other revenue recognition criteria have also been met.

Amyris, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

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

Cost of Product Sales

Cost of product sales consists primarily of cost of purchased ethanol and reformulated ethanol-blended gasoline, terminal fees paid for storage and handling, transportation costs between terminals and changes in the fair value of the derivative commodity instruments. Starting in the second quarter of 2011, cost of product sales also includes production costs of farnesene derived products.

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

Amyris, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

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

Stock-Based Compensation

The Company accounts for stock-based compensation arrangements with employees using a fair value method which requires the recognition of compensation expense for costs related to all stock-based payments including stock options. The fair value method requires the Company to estimate the fair value of stock-based payment awards on the date of grant using an option pricing model. The Company uses the Black-Scholes pricing model to estimate the fair value of options granted that are expensed on a straight-line basis over the vesting period. The Company accounts for restricted stock units issued to employees based on the fair market value of the Company’s common stock.

The Company accounts for stock options issued to nonemployees based on the estimated fair value of the awards using the Black-Scholes option pricing model. The Company accounts for restricted stock units issued to nonemployees based on the fair market value of the Company’s common stock. The measurement of stock-based compensation is subject to periodic adjustments with the resulting change in value, if any, is recognized in the Company’s consolidated statements of operations during the period the related services are rendered.

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

The components of accumulated other comprehensive income are as follows (in thousands):

	June 30, 2011	December 31, 2010
Foreign currency translation adjustment	$5,191	$2,867
Accumulated unrealized gain on investment	—	5
Total accumulated other comprehensive income	$5,191	$2,872

Net Loss Attributable to Common Stockholders and Net Loss per Share

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

The following table presents the calculation of basic and diluted net loss per share of common stock attributable to Amyris, Inc. common stockholders (in thousands, except share and per share amounts):

Amyris, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Numerator:
Net loss attributable to Amyris, Inc. common stockholders	$(42,615)	$(19,944)	$(75,752)	$(36,096)
Denominator:
Weighted-average shares of common stock outstanding used in computing net loss per share of common stock, basic and diluted	44,626,721	5,056,914	44,239,104	5,034,163
Net loss per share attributable to common stockholders, basic and diluted	$(0.95)	$(3.94)	$(1.71)	$(7.17)

The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share of common stock for the periods presented because including them would have been antidilutive:

	Six Months Ended June 30,
	2011	2010
Convertible preferred stock (as converted basis)[1]	—	31,550,277
Period-end stock options to purchase common stock	8,484,868	6,275,730
Period-end common stock subject to repurchase	16,402	47,695
Convertible preferred stock warrants (as converted basis)[1]	—	195,604
Period-end common stock warrants	5,136	—
Period-end restricted stock units	351,334	31,568
Total	8,857,740	38,100,874

1	The convertible preferred stock and convertible preferred stock warrants were computed on an as converted basis using the conversion ratios in effect as of June 30, 2010.

Recent Accounting Pronouncements

In October 2009, the FASB issued a new accounting standard that changes the accounting for arrangements with multiple deliverables. Specifically, the new accounting standard requires an entity to allocate arrangement consideration at the inception of an arrangement to all of its deliverables based on their relative selling prices. In addition, the new standard eliminates the use of the residual method of allocation and requires the relative-selling-price method in all circumstances in which an entity recognizes revenue for an arrangement with multiple deliverables. The standard became effective for the Company on January 1, 2011. The adoption of the updated guidance did not have an impact on the Company's consolidated financial position, results of operations or cash flows for the three and six months ended June 30, 2011 and do not change the units of accounting for its revenue transactions. The new accounting standard, if applied to the year ended December 31, 2010, would not have an impact on revenue for that year.

In January 2010, the FASB issued an amendment to an accounting standard which requires new disclosures for fair value measures and provides clarification for existing disclosure requirements. Specifically, this amendment requires an entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and to describe the reasons for the transfers; and to disclose separately information about purchases, sales, issuances and settlements in the reconciliation for fair value measurements using significant unobservable inputs, or Level 3 inputs. The amendment also clarifies existing disclosure requirements for the level of disaggregation used for classes of assets and liabilities measured at fair value and requires disclosure about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements using Level 2 and Level 3 inputs. The updated guidance is effective for interim or annual reporting periods beginning after December 15, 2009, except for the disclosures regarding the reconciliation of Level III fair value measurements, which are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

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

Amyris, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

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

In May 2011, the FASB issued an amendment to an accounting standard related to fair value measurement. This amendment is intended to result in convergence between U.S. GAAP and International Financial Reporting Standards (“IFRS”) requirements for measurement of and disclosures about fair value. This guidance clarifies the application of existing fair value measurements and disclosures, and changes certain principles or requirements for fair value measurements and disclosures. The amended guidance is effective for interim and annual periods beginning after December 15, 2011. The Company is currently assessing the potential impact, if any, this amendment may have on its consolidated financial position, results of operations and cash flows.

In June 2011, the FASB issued an amendment to an accounting standard related to the presentation of the Statement of Comprehensive Income. This amendment will require companies to present the components of net income and other comprehensive income either as one continuous statement or as two consecutive statements. It eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders' equity. The amended guidance is effective for interim and annual periods beginning after December 15, 2011 with full retrospective application required. Early adoption is permitted. The adoption of this amendment concerns disclosure only and the Company is assessing the impact on its consolidated financial position, results of operations or cash flows.

3. Fair Value of Financial Instruments

The following tables set forth the Company’s financial instruments that were measured at fair value on a recurring basis by level within the fair value hierarchy. Assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires management to make judgments and consider factors specific to the asset or liability. As of June 30, 2011, the Company’s fair value hierarchy for its financial assets and financial liabilities that are carried at fair value was as follows (in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of June 30, 2011
Financial Assets
Money market funds	$137,613	$—	$—	$137,613
U.S. Government agency securities	—	8,000	—	8,000
Total financial assets	$137,613	$8,000	$—	$145,613
Financial Liabilities
Derivative liabilities	$658	$—	$—	$658
Total financial liabilities	$658	$—	$—	$658

As of December 31, 2010, the Company’s fair value hierarchy for its financial assets and financial liabilities that are carried at fair value was as follows (in thousands):

Amyris, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2010
Financial Assets
Money market funds	$124,228	$—	$—	$124,228
U.S. Government agency securities	—	105,635	—	105,635
Total financial assets	$124,228	$105,635	$—	$229,863
Financial Liabilities
Derivative liabilities	$324	$—	$—	$324
Total financial liabilities	$324	$—	$—	$324

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

Derivative instruments measured at fair value as of June 30, 2011 and December 31, 2010, and their classification on the condensed consolidated balance sheets and condensed consolidated statements of operations, are presented in the following tables (in thousands) except contract amounts:

	Asset/Liability as of
	June 30, 2011		December 31, 2010
Type of Derivative Contract	Quantity of Net Short Contracts	Fair Value	Quantity of Short Contracts	Fair Value
Regulated fixed price futures contracts, included as liability in accounts payable	70	$658	92	$324

Type of Derivative Contract	Income Statement Classification	Three Months Ended June 30,		Six Months Ended June 30,
		2011	2010	2011	2010
		Gain (Losses) Recognized		Gain (Losses) Recognized
Regulated fixed price futures contracts	Cost of product sales	$(878)	$197	$(2,728)	$844

4. Balance Sheet Components

Investments

The following table summarizes the Company’s investments as of June 30, 2011 (in thousands):

	June 30, 2011
	Amortized Cost	Unrealized Gain (Loss)	Fair Value
Short-term investments
U.S. Government agency securities	$8,000	$—	$8,000
Certificates of Deposit	26,801	—	26,801
Total short-term investments	$34,801	$—	$34,801

The following table summarizes the Company’s investments as of December 31, 2010 (in thousands):

Amyris, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

	December 31, 2010
	Amortized Cost	Unrealized Gain (Loss)	Fair Value
Short-term investments
U.S. Government agency securities	$105,630	$5	$105,635
Certificates of Deposit	9,238	—	9,238
Total short-term investments	$114,868	$5	$114,873

Inventories

Inventories, net is comprised of the following (in thousands):

	June 30, 2011	December 31, 2010
Raw materials	$757	$—
Work-in-process	155	—
Finished goods	5,962	4,006
Inventories, net	$6,874	$4,006

Amyris, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

Property and Equipment, net

Property and equipment, net is comprised of the following (in thousands):

	June 30, 2011	December 31, 2010
Leasehold improvements	$36,939	$29,445
Machinery and equipment	42,119	22,115
Computers and software	5,600	5,225
Furniture and office equipment	1,780	1,486
Vehicles	651	493
Construction in progress	26,840	12,431
	113,929	71,195
Less: accumulated depreciation and amortization	(21,311)	(16,348)
Property and equipment, net	$92,618	$54,847

Property and equipment includes $9.4 million of machinery and equipment and furniture and office equipment under capital leases as of June 30, 2011 and December 31, 2010. Accumulated amortization of assets under capital leases totaled $4.6 million and $3.8 million as of June 30, 2011 and December 31, 2010, respectively.

Depreciation and amortization expense, including amortization of assets under capital leases, was $2.4 million and $1.8 million for the three months ended June 30, 2011 and 2010, respectively, and was $4.5 million and $3.4 million for the six months ended June 30, 2011 and 2010, respectively.

Other Assets

Other assets are comprised of the following (in thousands):

	June 30, 2011	December 31, 2010

Deferred charge asset(1)	$25,213	$27,631
Non-current deposits and other	1,812	4,916
Total other assets	$27,025	$32,547

(1)	The deferred charge asset relates to the collaboration agreement between the Company and Total (see Note 9).

Accrued and Other Current Liabilities

Accrued and other current liabilities are comprised of the following (in thousands):

	June 30, 2011	December 31, 2010
Professional services	$4,509	$3,552
Accrued vacation	2,724	1,996
Payroll and related expenses	7,987	2,729
Construction in progress	5,513	2,227
Tax-related liabilities	1,445	1,273
Deferred rent, current portion	1,192	1,099
Customer advances	5,241	—
Refundable exercise price on early exercise of stock options	46	70
Other	1,683	1,849
Total accrued and other current liabilities	$30,340	$14,795

Amyris, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

5. Commitments and Contingencies

Capital Leases

In March 2008, the Company executed an equipment financing agreement intended to cover certain qualifying research and laboratory hardware and software. In January 2009, the agreement was amended to increase the financing amount. During the years ended December 31, 2010, 2009 and 2008, the Company financed certain purchases of hardware equipment and software of approximately $1.4 million, $4.8 million and $3.3 million, respectively. Pursuant to the equipment financing agreement, the Company financed the equipment with the transactions representing capital leases. Accordingly, fixed assets and capital lease liabilities were recorded at the present values of the future lease payments of $4.6 million and $5.9 million at June 30, 2011 and December 31, 2010, respectively. The incremental borrowing rates used to determine the present values of the future lease payments was 9.5%. Capital lease obligations expire at various dates, with the latest maturity in March 2013. In connection with the capital lease entered into in 2008, the Company issued a warrant to purchase shares of the Company's convertible preferred stock (see Note 10).
The Company recorded interest expense in connection with its capital leases of $145,000 and $224,000 for the three months ended June 30, 2011 and 2010, respectively, and $311,000 and $430,000 for the six months ended June 30, 2011 and 2010, respectively. Future minimum payments under capital leases as of June 30, 2011, are as follows (in thousands):

Years ending December 31:	Capital Leases
2011 (Six Months)	$1,697
2012	2,910
2013	391
Thereafter	—
Total future minimum lease payments	4,998
Less: amount representing interest	(439)
Present value of minimum lease payments	4,559
Less: current portion	(2,992)
Long-term portion	$1,567

Operating Leases

The Company has noncancelable operating lease agreements for office, research and development and manufacturing space in the United States that expire at various dates, with the latest expiration in May 2018 with an estimated annual rent payment of approximately $5.9 million. In addition, the Company leases facilities in Brazil pursuant to noncancelable operating leases that expires at various dates, with the latest expiration in June 2014 with an estimated annual rent payment of approximately $303,000.
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
The Company recognizes rent expense on a straight-line basis over the noncancelable lease term and records the difference between cash rent payments and the recognition of rent expense as a deferred rent liability. Where leases contain escalation clauses, rent abatements, and/or concession, such as rent holidays and landlord or tenant incentives or allowances, the Company applies them in the determination of straight-line rent expense over the lease term. Rent expense was $1.2 million and $0.7 million for the three months ended June 30, 2011 and 2010, respectively, and $2.3 million and $1.5 million for the six months ended June 30, 2011 and 2010, respectively.

Amyris, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

The Company has terminalling agreements with terminal storage facility vendors for the storage and handling of products. As of June 30, 2011 the Company had $1.1 million in outstanding commitments under these terminalling agreements of which $0.7 million and $0.5 million are expected to be paid in 2011 and 2012, respectively.
In January 2011, the Company entered into a right of first refusal agreement with respect to a facility and site in Leland, North Carolina leased by Glycotech covering a two year period commencing in January 2011 Under the right of first refusal agreement the lessor agrees not to sell the facility and site leased by Glycotech during the term of the production service agreement. If the lessor is presented with an offer to sell, or decides to sell, an adjacent parcel, the Company has a right of first refusal to acquire the adjacent parcel or leased property.
In February 2011, the Company commenced payment of rent related to an operating lease on a real property owned by Usina São Martinho in Brazil. In conjunction with a joint venture agreement (see Note 7) with the same entity, the real property will be used by the joint venture entity, SMA Indústria Química S.A. (“SMA”), for the construction of a production facility. This lease has a term of 20 years commencing in February 2011 with an estimated annual rent payment of approximately $59,000.
In February 2011, the Company entered into an operating lease for certain equipment owned by GEA Engenharia de Processos e Sistemas Industriais Ltda (“GEA”) in Brazil. The equipment under this lease will be used by the Company in its production activities in Brazil. This lease has a term of one year commencing in March 2011 with an estimated annual rent payment of approximately $96,000 and is renewable for up to two years from the end of the initial term.
In March 2011, the Company entered into an operating lease on a real property owned by Paraíso Bioenergia S.A. (“Paraíso Bioenergia”) in Brazil. In conjunction with a supply agreement (see Note 9) with the same entity, the real property will be used by the Company for the construction of an industrial facility. This lease has a term of 15 years commencing in March 2011 with an estimated annual rent payment of approximately $147,000.

Future minimum payments under operating leases as of June 30, 2011, are as follows (in thousands):

Years ending December 31:	Operating Leases - Facilities	Operating Leases - Land	Operating Leases - Equipment	Total Operating Leases
2011 (Six Months)	$3,084	$29	$48	$3,161
2012	6,226	169	16	6,411
2013	6,001	206	—	6,207
2014	6,010	206	—	6,216
2015	6,119	206	—	6,325
Thereafter	15,541	2,389	—	17,930
Total future minimum lease payments	$42,981	$3,205	$64	$46,250

Guarantor Arrangements

The Company has agreements whereby it indemnifies its officers and directors for certain events or occurrences while the officer or director is, or was, serving at the Company's request in such capacity. The term of the indemnification period is for the officer or director's lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a director and officer insurance policy that limits its exposure and enables the Company to recover a portion of any future amounts paid. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal. Accordingly, the Company had no liabilities recorded for these agreements as of June 30, 2011 and December 31, 2010.
The Company has an uncommitted facility letter (“Credit Agreement”) with a financial institution to finance the purchase and sale of fuel and for working capital requirements, as needed. The Company is a parent guarantor for the payment of the outstanding balance under the Credit Agreement. As of June 30, 2011 the Company had $1.2 million in outstanding letters of credit under the Credit Agreement which are guaranteed by the Company and payable on demand. The Credit Agreement is collateralized by a first priority security interest in certain of the Company's present and future assets.
The Company has a facility (“FINEP Credit Facility”) with a financial institution to finance a research and development project on sugarcane-based biodiesel (see Note 6). The FINEP Credit Facility provides for loans of up to an aggregate principal amount of R$6.4 million Brazilian reais (approximately $4.1 million based on the exchange rate at June 30, 2011) which is guaranteed by a chattel mortgage on certain equipment of the Company. The Company's total acquisition cost for the equipment

Amyris, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

under this guarantee is approximately R$6.0 million Brazilian reais (approximately $3.8 million based on the exchange rate at June 30, 2011). Subject to compliance with certain terms and conditions under the FINEP Credit Facility, four disbursements of the loan will become available to the Company for withdrawal, as described in more detail in Note 6. After the release of the first disbursement, prior to any subsequent drawdown from the FINEP Credit Facility, the Company also needs to provide bank letters of guarantee of up to R$3.3 million Brazilian reais (approximately $2.1 million based on the exchange rate at June 30, 2011).
The Company has a Terminalling Agreement with a terminal storage facility vendor for storing and handling of products. The Company is a parent guarantor for the payment of the outstanding balance under the Terminalling Agreement. As of June 30, 2011 the Company had $0.5 million in outstanding commitments under the Terminalling Agreement which are guaranteed by the Company and payable on demand.

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

6. Debt

Debt is comprised of the following (in thousands):

	June 30, 2011	December 31, 2010
Credit facility	$7,623	$—
Notes payable	3,699	5,668
Loans payable	1,421	977
Total debt	12,743	6,645
Less: current portion	(2,325)	(1,911)
Long-term debt	$10,418	$4,734

Credit Facility

In November 2010, the Company entered into the FINEP Credit Facility with Financiadora de Estudos e Projetos (“FINEP”), a state-owned company subordinated to the Brazilian Ministry of Science and Technology. This FINEP Credit Facility was extended to partially fund expenses related to the Company's research and development project on sugarcane-based biodiesel (“FINEP Project”) and provides for loans of up to an aggregate principal amount of R$6.4 million Brazilian reais (approximately $4.1 million based on the exchange rate at June 30, 2011) which is guaranteed by a chattel mortgage on certain equipment of the Company as well as bank letters of guarantee. Subject to compliance with certain terms and conditions under the FINEP Credit Facility, four disbursements of the loan will become available to the Company for withdrawal. The first disbursement received in February 2011 was approximately R$1.8 million Brazilian reais, and the next three disbursements will each be approximately R$1.6 million Brazilian reais. As of June 30, 2011 and December 31, 2010, there were R$1.8 million Brazilian reais (approximately $1.1 million based on the exchange rate at June 30, 2011) and zero amount outstanding, respectively, under this FINEP Credit Facility.
Interest on loans drawn under this credit facility is fixed at 5% per annum. In case of default under or non-compliance with the terms of the agreement, the interest on loans will be dependent on the long-term interest rate as published by the Central Bank of Brazil (“TJLP”). If the TJLP at the time of default is greater than 6%, then the interest will be 5% + a TJLP adjustment factor otherwise the interest will be at 11% per annum. In addition, a fine of up to 10% will apply to the amount of any obligation in default. Interest on late balances will be 1% interest per month, levied on the overdue amount. Payment of the outstanding loan balance will be made in 81 monthly installments which will commence in July 2012 and extend through March 2019. Interest on loans drawn and other charges are paid on a monthly basis commencing in March 2011.
The FINEP Credit Facility contains the following significant terms and conditions:

•
The Company will share with FINEP the costs associated with the FINEP Project. At a minimum, the Company will contribute from its own funds approximately R$14.5 million Brazilian reais ($9.3 million based on the exchange rate at

Amyris, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

June 30, 2011) of which R$11.1 million Brazilian reais should have been contributed prior to the release of the second disbursement;

•
After the release of the first disbursement, prior to any subsequent drawdown from the FINEP Credit Facility, the Company must provide bank letters of guarantee of up to R$3.3 million Brazilian reais in aggregate (approximately $2.1 million based on the exchange rate at June 30, 2011);

•	Amounts released from the FINEP Credit Facility must be completely used by the Company towards the FINEP Project within 30 months after the contract execution.

Notes Payable
During the period between May 2008 and October 2008, the Company entered into notes payable agreements with the lessor of its headquarters under which it borrowed a total of $3.3 million for the purchase of tenant improvements, bearing an interest rate of 9.5% per annum and to be repaid over a period of 55 to 120 months. As of June 30, 2011 and December 31, 2010, a principal amount of $2.2 million and $2.4 million, respectively, was outstanding under these notes payable.
During the period between January 2009 and December 2009, the Company entered into notes payable agreements with a service provider in connection with its software implementation under which it borrowed a total of $1.2 million for the payment of implementation services and software licenses, bearing an interest rate of 8.53% per annum and to be repaid over a period of 69 to 83 months. As of June 30, 2011 and December 31, 2010, a principal amount of zero and $1.0 million, respectively, was outstanding under these notes payable.
In February 2010, the Company entered into a notes payable agreement with its landlord for a loan of $239,000. The notes are payable in monthly principal and interest installments of $31,000 from June 2010 through January 2011. The notes payable accrue interest at 10.50%. As of June 30, 2011 and December 31, 2010, a principal amount of zero and $31,000, respectively, was outstanding under these notes payable.
During the period between August 2010 and November 2010, the Company entered into notes payable agreements with an equipment financing company under which it borrowed a total of $2.4 million for the purchase of equipment and leasehold improvements. The notes payable bears an interest rate of 16.7% per annum to be repaid over a period of 42 months. As of June 30, 2011 and December 31, 2010, a principal amount of zero and $2.2 million, respectively, was outstanding under these notes payable.
In connection with the operating lease for its headquarters (see Note 5) in Emeryville, California, the Company elected to defer a portion of monthly base rent due under the lease. In June 2011, a deferred rent obligation of $1.5 million resulting from this election became due and payable in twenty-four (24) equal monthly installments of approximately $65,000. As such, the Company reclassified this obligation from Other Liabilities to Notes Payable.

Loans Payable
In August 2009, the Company entered into a loans payable agreement with the lessor of its headquarters under which it borrowed $750,000. The loan is payable in monthly installments of interest only and unpaid interest and principal is payable in December 2011. Interest accrues at an interest rate of 10.5%. As of June 30, 2011 and December 31, 2010, a principal amount of $750,000, was outstanding under the loan. The notes payable agreement is secured by a $750,000 letter of credit.
In December 2009, the Company entered into a loans payable agreement with the lessor of its Emeryville pilot plant under which it borrowed a total of $250,000 , bearing an interest rate of 10% per annum and to be repaid over a period of 96 months. As of June 30, 2011 and December 31, 2010, a principal amount of $216,000 and $228,000, respectively, was outstanding under the loan.

Letters of Credit
In November 2008, the Company entered into an uncommitted facility letter (the “Credit Agreement”) with a financial institution to finance the purchase and sale of fuel and for working capital requirements, as needed. In October 2009, the agreement was amended to decrease the maximum amount that the Company may borrow under such facility. The Credit Agreement, as amended, provides an aggregate maximum availability up to the lower of $20.0 million and the borrowing base as defined in the agreement, and is subject to a sub-limit of $5.7 million for the issuance of letters of credit and a sub-limit of $20 million for short-term cash advances for product purchases. The Credit Agreement is collateralized by a first priority security interest in certain of the Company's present and future assets. Amyris is a parent guarantor for the payment of the outstanding balance under the Credit Agreement. Outstanding advances bear an interest rate at the Company's option of the bank's prime rate plus 1.0% or the bank's cost of funds plus 3.5%. As of June 30, 2011, the Company had sufficient borrowing base levels to draw down up to a total of

Amyris, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

$6.9 million in short term cash advances and $4.5 million available for letters of credit in addition to those outstanding as of June 30, 2011. As of June 30, 2011 and December 31, 2010, the Company had no outstanding advances and had $1.2 million and $4.6 million, respectively, in outstanding letters of credit under the Credit Agreement.
To the extent that amounts under the Credit Agreement remain unused, while the Credit Agreement is in effect and for so long thereafter as any of the obligations under the Credit Agreement are outstanding, the Company will pay an annual commitment fee of $300,000. The Credit Agreement requires compliance with certain customary covenants that require maintenance of certain specified financial ratios and conditions. As of June 30, 2011, the Company was in compliance with its financial covenants under the Credit Agreement.

Revolving Credit Facility
On December 23, 2010, the Company established a revolving credit facility with a financial institution which provides for loans and standby letters of credit of up to an aggregate principal amount of $10.0 million, with a sublimit of $5.0 million on standby letters of credit. Interest on loans drawn under this revolving credit facility will be equal to (i) the Eurodollar Rate plus 3%; or (ii) the Prime Rate plus 0.50%. In case of default or non-compliance with the terms of the agreement, the interest on loans will be Prime Rate plus 2%. The credit facility is collateralized by a first priority security interest in certain of the Company's present and future assets. It has a $5,000 annual loan fee and contains the following significant financial and non-financial covenants, all of which the Company was in compliance as of June 30, 2011:
Financial Covenants: The Company must maintain a liquidity of at least $10 million plus two times “Net Cash Used in Operating Activities” calculated using the Company's Condensed Consolidated Statements of Cash Flows reflected in the Company's most recent periodic report filed with the SEC. In addition, as of the end of each fiscal quarter, the Company must maintain a current ratio (current assets to current liabilities) equal to or greater than 2:1.
Financial Statements: The Company must provide financial statements to the lender on a quarterly basis within 60 days after the end of each of the first three quarters of each fiscal year and audited financial statements within 105 days after the end of each fiscal year.
Under this facility, loans aggregating $6.5 million and three letters of credit totaling $3.5 million were outstanding as of June 30, 2011. The outstanding letters of credit serve as security for certain facility leases and expire between November and December 2011 and may be automatically extended for another one-year period.

Future minimum payments under the debt agreements as of June 30, 2011 are as follows (in thousands):

Years ending December 31:	Notes Payable	Loans Payable	Credit Facility
2011(Six Months)	$703	$827	$142
2012	1,405	400	283
2013	770	137	6,586
2014	355	45	57
2015	355	45	57
Thereafter	834	89	1,229
Total future minimum payments	4,422	1,543	8,354
Less: amount representing interest	(723)	(122)	(731)
Present value of minimum debt payments	3,699	1,421	7,623
Less: current portion	(1,187)	(1,138)	—
Noncurrent portion of debt	$2,512	$283	$7,623

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

Amyris, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

Amyris plans to provide genetically engineered yeast to enable SMA to produce Amyris farnesene, or BiofeneTM, a molecule which may be used as an ingredient in a wide range of consumer and industrial products, including detergents, cosmetics, perfumes and industrial lubricants.

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
Under the joint venture agreements, the Company granted a royalty-free license to SMA. The Company will fund the construction costs of the new facility. Usina São Martinho will reimburse up to R$61.8 million Brazilian reais (approximately $39.6 million based on the exchange rate as of June 30, 2011) of the construction costs after SMA commences production. Post commercialization, the Company will market and distribute the Amyris renewable products. Usina São Martinho will sell feedstock and provide certain other services to SMA. The cost of the feedstock to SMA is a price that is based on the average return that Usina São Martinho could receive from the production of its current products, sugar and ethanol. The Company is required to purchase the output of SMA for the first four years at a price that guarantees the return of Usina São Martinho's investment plus a fixed interest rate. After this four year period, the price is set to guarantee a break-even price to SMA plus an agreed upon return.

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

Amyris has a 50% ownership interest in SMA. The Company has identified SMA as a VIE. The Company is the primary beneficiary and consequently consolidates SMA’s operations in its financial statements. As of June 30, 2011, the Company’s investment in SMA did not have a significant impact on its consolidated financial position, results of operations or cash flows.

Joint Venture with Cosan
In June 2011, the Company entered into joint venture agreements with Cosan Combustíveis e Lubrificantes S.A. and Cosan S.A. Industria e Comércio (such Cosan entities, collectively or individually, “Cosan”), related to the formation of a Brazilian joint venture entity (the “JV”), which will focus on the worldwide development, production and commercialization of base oils made from Biofene or Amyris farnesene produced by the JV or purchased from the Company or a contract manufacturer. In December 2010, the parties had entered into an agreement to establish the joint venture pending completion of feasibility studies. Such feasibility studies were successfully completed in April 2011 and the parties agreed under the joint venture agreements to establish the JV and commence operations.
Under the joint venture agreements, the JV will undertake, on a worldwide basis, the development, production and commercialization of certain classes of base oils produced from Biofene for use in lubricants products in the automotive, commercial and industrial markets. The agreements provide that the Company will perform research and development activities on behalf of the JV under a research services arrangement and will grant a royalty-free license to the JV to use the Company's technology to develop, produce, market and distribute renewable base oils for use in lubricant products sold worldwide. The joint venture agreements provide that Cosan will provide technical expertise and use commercially reasonable efforts to contribute a base oils offtake agreement with a third party to the JV.
Subject to certain exceptions for the Company, the joint venture agreements provide that the JV will be the exclusive means through which the Company and Cosan will engage in the worldwide development and commercialization of specified classes of renewable base oils that are derived from Biofene or, under certain circumstances, from other intermediate molecules or technologies. The JV has certain rights of first refusal with respect to alternative base oil technologies that may be acquired by the Company or Cosan during the term of the JV.
Under the joint venture agreements, the Company and Cosan each own 50% of the JV and each party will share equally in any costs and any profits ultimately realized by the JV. The joint venture agreement has an initial term of 20 years from the date of the agreement, subject to earlier termination by mutual written consent or by a non-defaulting party in the event of specified

Amyris, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

defaults by the other party (including breach by a party of any material obligations under the joint venture agreements). The Shareholders' Agreement has an initial term of 10 years from the date of the agreement, subject to earlier termination if either the Company or Cosan ceases to own at least 10% of the voting stock of the JV.

The Company has identified the JV as a VIE. The power to direct activities, which most significantly impact the economic success of joint venture, is shared between the Company and Cosan who are not related parties. Accordingly, the Company is not the primary beneficiary and therefore will account for its investments in the JV using the equity method. The Company will periodically review its consolidation analysis on an ongoing basis. As of June 30, 2011, the carrying amounts of the unconsolidated VIE's assets and liabilities were not material to the Company's consolidated financial statements.

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

In April 2009, the Company re-purchased Crystalsev’s 30% interest in ACB for $2.3 million resulting in ACB once again becoming a wholly-owned subsidiary. The purchase of the noncontrolling interest was treated as an equity transaction and the fair value of the consideration paid of $2.3 million was recorded as a reduction of the carrying value of the noncontrolling interest and additional paid-in capital. In December 2009, ACB was renamed Amyris Brasil S.A. In May 2011, Amyris Brasil S.A. was converted into Amyris Brasil Ltda.

In December 2009, Amyris Brasil sold 1,111,111 of its shares representing a 4.8% interest in Amyris Brasil for R$10.0 million Brazilian reais. The redeemable noncontrolling interest was reported in the mezzanine equity section of the consolidated balance sheet because the Company was then subject to a contingent put option under which it could have been required to repurchase an interest in Amyris Brasil from the noncontrolling interest holder. The Company has recognized a noncontrolling interest from December 22, 2009 to December 31, 2009 in the consolidated balance sheets and statements of operations.

In March 2010, Amyris Brasil sold an additional 853,333 shares of its stock, an incremental 3.4% interest, for R$3.0 million Brazilian reais. In May 2010, Amyris Brasil sold an additional 1,111,111 shares of its stock, an incremental 4.07% interest, for R$10.0 million Brazilian reais.

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

Noncontrolling Interest

SMA Indústria Química
The joint venture, SMA (see Note 7), is a VIE pursuant to the accounting guidance for consolidating VIEs because the amount of total equity investment at risk is not sufficient to permit SMA to finance its activities without additional subordinated financial support, as well as because the related commercialization agreement provides a substantive minimum price guarantee. Under the terms of the joint venture agreement, Amyris directs the design and construction activities, as well as production and distribution. In addition, Amyris has the obligation to fund the design and construction activities until commercialization is achieved. Subsequent to the construction phase, both parties equally fund SMA for the term of the joint venture. Based on those factors, the Company was determined to have the power to direct the activities that most significantly impact SMA’s economic performance and the obligation to absorb losses and the right to receive benefits. Accordingly, the financial results of SMA are included in the

Amyris, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

Company’s consolidated financial statements and amounts pertaining to Usina São Martinho’s interest in SMA are reported as noncontrolling interests in subsidiaries.

Glycotech

On January 3, 2011, the Company entered into a production service agreement with Glycotech, whereby Glycotech is to provide process development and production services for the manufacturing of various Amyris products at its leased facility in Leland, North Carolina. The Amyris products to be manufactured by Glycotech will be owned and distributed by the Company. Pursuant to the terms of the agreement, the Company will pay the manufacturing and operating costs of the Glycotech facility which is dedicated solely to the manufacture of Amyris products. The Company has determined that the arrangement with Glycotech qualifies as a VIE. The Company determined that it is the primary beneficiary of this arrangement since it has the power through the management committee over which it has majority control to direct the activities that most significantly impact the arrangement's economic performance. In addition, the Company is required to fund 100% of the Glycotech's actual operating costs for providing services each month while the facility is in operation under the production service agreement. Accordingly, the Company consolidates the financial results of Glycotech. As of June 30, 2011, the carrying amounts of the consolidated VIE's assets and liabilities were not material to the Company's consolidated financial statements.
The table below reflects the carrying amount of the assets and liabilities of the two consolidated VIEs for which the Company is the primary beneficiary. The assets primarily comprise of approximately $2.5 million in property and equipment and approximately $0.7 million in other assets, and $0.1 million in current assets. The liabilities comprise of $0.4 million in accounts payable and accrued current liabilities and $0.5 million in loan obligations by Glycotech to a financial institution that are non-recourse to the Company. The creditors of each consolidated VIE have recourse only to the assets of that VIE.

June 30, 2011
(In thousands)
Assets	$3,324
Liabilities	$898

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

The collaboration agreement has an initial term of 12 years and is renewable by mutual agreement by the parties for additional three year periods. Neither the Company nor Total has the right to terminate the agreement voluntarily. The Company and Total

Amyris, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

each have the right to terminate the agreement in the event the other party commits a material breach, is the subject of certain bankruptcy proceedings or challenges a patent licensed to it under the collaboration agreement. Total also has the right to terminate the collaboration agreement in the event the Company undergoes a sale or change of control to certain entities. If the Company terminates the collaboration agreement due to a breach, bankruptcy or patent challenge by Total, all licenses the Company has granted to Total terminate except licenses related to products for which Total has made a material investment and licenses related to products with respect to which binding commercialization arrangements have been approved, which will survive subject, in most cases, to the payment of certain royalties by Total to the Company. Similarly, if Total terminates the collaboration agreement due to a breach, bankruptcy or patent challenge by the Company, all licenses Total has granted to the Company terminate except licenses related to products for which the Company has made a material investment, certain grant-back licenses and licenses related to products with respect to which binding commercialization arrangements have been approved, which will survive subject, in most cases, to the payment of certain royalties to Total by the Company. On expiration of the collaboration agreement, or in the event the collaboration agreement is terminated for a reason other than a breach, bankruptcy or patent challenge by one party, licenses applicable to activities outside the collaboration generally continue with respect to intellectual property existing at the time of expiration or termination subject, in most cases, to royalty payments. There are circumstances under which certain of the licenses granted to Total will survive on a perpetual, royalty-free basis after expiration or termination of the collaboration agreement. Generally these involve licenses to use the Company’s synthetic biology technology and core metabolic pathway for purposes of either independently developing further improvements to marketed collaboration technologies or products or the processes for producing them within a specified scope agreed to by the Company and Total prior to the time of expiration or termination, or independently developing early stage commercializing products developed from collaboration compounds that met certain performance criteria prior to the time the agreement expired or was terminated and commercializing products related to such compounds. After the collaboration agreement expires, the Company may be obligated to provide Total with ongoing access to Amyris laboratory facilities to enable Total to complete research and development activities that commenced prior to termination.

In June 2010, concurrent with the collaboration agreement, the Company issued 7,101,548 shares of Series D preferred stock to Total for aggregate proceeds of approximately $133.0 million at a per share price of $18.75, which was lower than the per share fair value of common stock as determined by management and the Board of Directors. Due to the fact the collaboration agreement and the issuance of shares to Total occurred concurrently, the terms of both the collaboration agreement and the issuance of preferred stock were evaluated to determine whether their separately stated pricing was equal to the fair value of services and preferred stock. The Company determined that the fair value of Series D preferred stock was $22.68 at the time of issuance, and therefore, the Company measured the preferred stock initially at its fair value with a corresponding reduction in the consideration for the services under the collaboration agreement. As revenue from collaboration agreement will be generated over a period of time based on the performance requirements, the Company recorded the difference between the fair value and consideration received for Series D preferred stock of $27.9 million as deferred charge asset within other assets at the time of issuance which will be recognized as a reduction to revenue in proportion to the total estimated revenue under the collaboration agreement. As of June 30, 2011 and December 31, 2010, the Company has recognized a cumulative reduction of $2.7 million and $0.3 million, respectively against the deferred charge asset.

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

Soliance Development and Commercialization Agreement

In June 2010, the Company entered into an agreement with Soliance for the development and commercialization of Biofene-based squalane for use as an ingredient in cosmetics products. The parties anticipate the formation of a joint venture for the production of squalane and the development of squalane formulations for these products, with Soliance to act as the distributor.

M&G Finanziaria Collaboration Agreement

In June 2010, the Company entered into a collaboration agreement with M&G Finanziaria S.R.L. to incorporate Biofene as an ingredient in M&G's polyethylene terephthalate, or PET, resins to be incorporated into containers for food, beverages and other products. Under the terms of the collaboration agreement each party bears its own costs incurred for the collaboration milestones. The agreement also establishes the terms under which M&G may purchase Biofene from the Company upon successful completion of product integration.

Firmenich SA

In November 2010, the Company entered into collaboration and joint development agreements with Firmenich SA (“Firmenich”), a flavors and fragrances company based in Geneva, Switzerland. Under the agreement, Firmenich will fund technical development at the Company to produce an ingredient for the flavors and fragrances market. The Company will manufacture the ingredient and Firmenich will market it, and the parties will share in any resulting economic value. The agreement also grants worldwide exclusive flavors and fragrances commercialization rights to Firmenich for the ingredient. In addition, Firmenich has an option to collaborate with the Company to develop a second ingredient. The Company is also eligible to receive potential total payments of $6.0 million upon the achievement of certain performance milestones towards which the Company will be required to make a contributory performance. These milestones are accounted for under the guidance in the FASB accounting standard update related to revenue recognition under the milestone method. The Company concluded that these milestone payments are substantive.

For the three and six months ended June 30, 2011, the Company recorded $3.1million and $3.8 million, respectively, of revenue from the collaboration agreement with Firmenich, including the first milestone payment of $2.0 million recognized in April 2011.
Givaudan

In February 2011, the Company entered into a development agreement with Givaudan SA. (“Givaudan”), a flavors and fragrances company headquartered in Vernier, Switzerland. Under the agreement, subject to its successful achievement of certain technical milestones, the Company will supply Biofene to Givaudan to derive a proprietary fragrance ingredient for the global flavors and fragrances market.
Avantium Collaboration Agreement

In March 2011, the Company entered into a collaboration agreement with Avantium Chemicals B.V. Under the terms of the collaboration agreement Avantium will provide services to support the Company in the development of chemical processing of Biofene into final products. The term of the collaboration agreement is initially two years.

Amyris, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

Manufacturing Agreements

SMA Indústria Química S.A.

SMA, the Company's joint venture with Usina São Martinho (See Note 7), will manufacture farnesene using the Company's genetically engineered yeast and the sugarcane syrup feedstock provided by Usina São Martinho.

Biomin

In June 2010, the Company entered into a joint manufacturing agreement with Biomin do Brasil Nutri ão Animal Ltda. (“Biomin”) to utilize a portion of its Brazilian manufacturing facilities to produce Amyris products commencing in 2011. The joint manufacturing agreement requires the acquisition of certain equipment to be used exclusively for the manufacturing of the product. Under the terms of the agreement Amyris will procure and contract the engineering activities and the necessary equipment for the manufacturing of Amyris products. Biomin commenced production operations in the second quarter of 2011.

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

Antibióticos
In March 2011, the Company entered into a contract manufacturing agreement with Antibióticos, S.A. (“Antibióticos”) for Antibióticos to produce Biofene for the Company at its facilities in León, Spain. Under the terms of the agreement the Company will provide required equipment for the manufacturing of its products.

Paraíso Bioenergia
In March 2011, the Company entered into a supply agreement with Paraíso Bioenergia, a renewable energy company producing sugar, ethanol and electricity headquartered in São Paulo State, Brazil. Under the agreement, the Company will construct fermentation and separation capacity to produce its products and Paraíso Bioenergia will supply sugar cane juice and other utilities. The Company will retain the full economic benefits enabled by the sale of Amyris renewable products over the lower of sugar or ethanol alternatives. In conjunction with the supply agreement the Company also entered into an operating lease on a real property owned by Paraíso Bioenergia. The real property will be used by the Company for the construction of an industrial facility (see Note 5).

Per the terms of the supply agreement, in the event that Paraíso is presented with an offer to sell or decides to sell the real property, the Company has the right of first refusal to acquire it. If the Company fails to exercise its right of first refusal the purchaser of the real property will need to comply with the specific obligations of Paraíso Bioenergia to the Company under the lease agreement.

Amyris, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

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

Shell
In June 2010, the Company entered into an agreement with Shell Western Supply and Trading Limited (“Shell"), a subsidiary of Royal Dutch Shell plc, that contemplates the Company’s sale of certain minimum quantities of Company diesel fuel to Shell, commencing 18 months after the Company provides notice of election to sell under this agreement, and running for two years after the date specified in such notice, up to the end of March 2016 at the latest, with an option to renew for a further year. At this time, Shell does not have an obligation to purchase a specific quantity, or any, product under this agreement, and the Company is not obligated to sell specific quantities to Shell, but the parties will become subject to obligations to purchase and sell to the extent that formal notices and orders are submitted under the agreement in the future.

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

Preferred Stock
Pursuant to the Company's amended and restated certificate of incorporation, the Company is authorized to issue 5,000,000 shares of preferred stock. The board of directors has the authority, without action by its stockholders, to designate and issue shares of preferred stock in one or more series and to fix the rights, preferences, privileges and restrictions thereof.
Prior to the closing of the Company's IPO, the Company had four series of convertible preferred stock outstanding, including Series D preferred stock issued to Total (see Note 9). At June 30, 2011 and December 31, 2010, the Company had no convertible preferred stock outstanding.

Common Stock Warrants

In 2008, in connection with consulting services, the Company issued a warrant to purchase 2,580 shares of the Company's Series B convertible preferred stock at an exercise price of $24.88 per share. These warrants remain unexercised and outstanding as of June 30, 2011.

Amyris, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

In 2008, in connection with a capital lease agreement, the Company issued a warrant to purchase 10,048 shares of the Company's Series B convertible preferred at an exercise price of $24.88 per share. In September 2009, the Company canceled the warrant and issued a warrant to purchase 10,048 shares of the Company's Series C convertible preferred stock with an exercise price of $12.46 per share. These warrants were exercised in March 2011.
In 2008, in connection with the Company's issuance of Series B-1 convertible preferred stock, the Company issued warrants to purchase 100,715 shares of the Company's Series B-1 convertible preferred stock at an exercise price of $25.26 per share to the placement agent. The warrants were immediately exercisable and expire seven years from the effective date. These warrants were exercised in March 2011.
In 2008, in connection with an operating lease, the Company issued a warrant to purchase 2,009 shares of the Company's Series B-1 convertible preferred stock at an exercise price of $25.26 per share. These warrants remain unexercised and outstanding as of June 30, 2011.
In 2009, in connection with the Company's issuance of Series B-1 convertible preferred stock, the Company issued a warrant to purchase 3,843 shares of the Company's Series B-1 convertible preferred stock at an exercise price of $25.26 per share to the placement agent. This warrant was exercised in March 2011.
In September 2009, the Company canceled the warrant to purchase 10,048 shares of the Company's Series B convertible preferred stock and issued a warrant to purchase 16,075 shares of the Company's Series C convertible preferred stock with an exercise price of $12.46 per share. This warrant was exercised in March 2011. In connection with a capital lease arrangement, the Company issued a warrant to purchase 8,026 shares of the Company's Series C convertible preferred stock at an exercise price of $12.46 per share. This warrant was exercised in March 2011.
In January 2010, in connection with the Company's issuance of Series C convertible preferred stock, the Company issued a warrant to purchase 49,157 shares of the Company's Series C convertible preferred stock at an exercise price of $12.46 per share to the placement agent. This warrant was exercised in March 2011.
Upon the closing of the Company's IPO on September 30, 2010, the outstanding convertible preferred stock warrants were automatically converted into common stock warrants to purchase 195,604 shares of common stock. In addition, the fair value of the convertible preferred stock warrants as of September 30, 2010, estimated to be $2.3 million using the Black-Scholes option pricing model, was reclassified to additional paid in capital.
The Company recorded zero and a loss of $576,000, respectively, for the three months ended June 30, 2011 and 2010, and zero and a loss of 34,000, respectively, for the six months ended June 30, 2011 and 2010, to other expense, net to reflect the change in the fair value of the warrants.
Each of these warrants includes a cashless exercise provision which permits the holder of the warrant to elect to exercise the warrant without paying the cash exercise price, and receive a number of shares determined by multiplying (i) the number of shares for which the warrant is being exercised by (ii) the difference between the fair market value of the stock on the date of exercise and the warrant exercise price, and dividing such by (iii) the fair market value of the stock on the date of exercise. During the six months ended June 30, 2011 and 2010, 190,468 and zero warrants, respectively, were exercised through the cashless exercise provision and 77,087 and zero shares of common stock, respectively, were issued after deducting the shares to cover the cashless exercises. There were no warrants exercised during the three months ended June 30, 2011 and 2010.
At June 30, 2011 and December 30, 2010, the Company had the following unexercised common stock warrants:

	Exercise Price per Share	Shares as of	Shares as of
Underlying Stock		June 30, 2011	December 31, 2010
Common Stock	$24.88	2,884	2,884
Common Stock	$25.26	2,252	119,462
Common Stock	$12.46	—	73,258
Total		5,136	195,604

Amyris, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

11. Stock-Based Compensation Plans

2010 Equity Incentive Plan

The Company's 2010 Equity Incentive Plan (“2010 Equity Plan”) became effective on September 28, 2010 and will terminate in 2020. Pursuant to the 2010 Equity Plan, any shares of the Company's common stock (i) issued upon exercise of stock options granted under the 2005 Plan that cease to be subject to such option and (ii) issued under the 2005 Plan that are forfeited or repurchased by the Company at the original purchase price will become part of the 2010 Equity Plan. During the six months ended June 30, 2011, an additional 51,721 shares that were forfeited under the 2005 Plan were added to the shares reserved for issuance under the 2010 Equity Plan.
The number of shares reserved for issuance under the 2010 Equity Plan will increase automatically on the first day of each January, starting with January 1, 2011, by the number of shares equal to five percent of the Company's total outstanding shares as of the immediately preceding December 31st. The Company's Board of Directors or Leadership Development and Compensation Committee will be able to reduce the amount of the increase in any particular year. The 2010 Equity Plan provides for the granting of common stock options, restricted stock awards, stock bonuses, stock appreciation rights, restricted stock units and performance awards. It allows for time-based or performance-based vesting for the awards. Options granted under the 2010 Equity Plan may be either ISOs or NSOs. ISOs may be granted only to Company employees (including officers and directors who are also employees). NSOs may be granted to Company employees, non-employee directors and consultants. The Company will be able to issue no more than 30,000,000 shares pursuant to the grant of ISOs under the 2010 Equity Plan. Options under the 2010 Equity Plan may be granted for periods of up to ten years. All options issued to date have had a ten year life. The exercise price of an ISO and NSO shall not be less than 100% of the fair value of the shares on the date of grant. The exercise price of an ISO and NSO granted to a 10% stockholder shall not be less than 110% of the fair value of the underlying stock on the date of grant. The Company's options generally vest over four to five years.
As of June 30, 2011, options and restricted stock awards to purchase 3,635,274 shares of the Company's common stock granted from the 2010 Equity Plan remained outstanding and 2,962,483 shares of the Company's common stock remained available for issuance upon the exercise of awards that may be granted from the 2010 Equity Plan. The options outstanding as of June 30, 2011 had a weighted-average exercise price of approximately $24.89 per share.

2005 Stock Option/Stock Issuance Plan

In 2005, the Company established its 2005 Stock Option/Stock Issuance Plan (the “2005 Plan”) which provided for the granting of common stock options, restricted stock units, restricted stock and stock purchase rights awards to employees and consultants of the Company. The 2005 Plan allowed for time-based or performance-based vesting for the awards. Options granted under the 2005 Plan were either incentive stock options (“ISOs”) or nonqualified stock options (“NSOs”). ISOs were granted only to Company employees (including officers and directors who are also employees). NSOs were granted to Company employees non-employee directors and consultants.
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
As of June 30, 2011, options to purchase 5,140,928 shares of the Company's common stock granted from the 2005 Stock Option/Stock Issuance Plan remained outstanding and zero shares of the Company's common stock remained available for issuance under the 2005 Plan as a result of the adoption of the 2010 Equity Incentive Plan discussed above. The options outstanding under the 2005 Plan as of June 30, 2011 had a weighted-average exercise price of approximately $6.25 per share.
No income tax benefit has been recognized relating to stock-based compensation expense and no tax benefits have been realized from exercised stock options.

2010 Employee Stock Purchase Plan

The 2010 Employee Stock Purchase Plan (the “2010 ESPP”) became effective on September 28, 2010. The 2010 ESPP is designed to enable eligible employees to purchase shares of the Company's common stock at a discount. Each offering period is for one year and consists of two six-month purchase periods. The purchase price for shares of common stock under the 2010 ESPP is 85% of the lesser of the fair market value of the Company's common stock on the first day of the applicable offering period or

Amyris, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

the last day of each purchase period. A total of 168,627 shares of common stock were initially reserved for future issuance under the 2010 Employee Stock Purchase Plan. During the first eight years of the life of the 2010 ESPP, the number of shares reserved for issuance increases automatically on the first day of each January, starting with January 1, 2011, by the number of shares equal to one percent of the Company's total outstanding shares as of the immediately preceding December 31st, subject to reduction as described below. Pursuant to this automatic increase, an additional 438,474 shares were reserved for issuance during the six months ended June 30, 2011. The Company's Board of Directors or Leadership Development and Compensation Committee is able to reduce the amount of the increase in any particular year. No more than 10,000,000 shares of the Company's common stock may be issued under the 2010 ESPP and no other shares may be added to this plan without the approval of the Company's stockholders.
The initial offering period commenced on September 27, 2010, and will end on November 15, 2011. The initial offering period consists of a single purchase period. Thereafter, a twelve-month offering period will commence on each May 16th and November 16th, with each offering period consisting of two six-month purchase periods.
At June 30, 2011, 607,101 shares of the Company's common stock remained available for issuance under the 2010 ESPP.

Stock Option Activity

The Company's stock option, restricted stock units, and restricted stock grant activity and related information for the six months ended June 30, 2011 was as follows:

	Shares Available for Grant	Restricted Stock Units Oustanding	Stock Options
			Number Oustanding	Weighted - Average Exercise Price	Weighted - Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
						(in thousands)
Outstanding - December 31, 2010	3,301,259	—	7,274,637	$8.01	8.00	$135,792
Additional shares authorized	2,192,371		—
Options granted	(2,249,375)		2,249,375	27.16
Restricted stock units granted	(361,301)	361,301	—	—
Restricted stock units released		(9,967)	—	—
Options exercised	—		(964,714)	4.46
Shares repurchased	1,137		—	4.31
Restricted stock units settled for taxes	3,962		—	—
Options canceled	74,430		(74,430)	13.25
Outstanding - June 30, 2011	2,962,483	351,334	8,484,868	$13.45	8.21	$124,560
Vested and expected to vest - June 30, 2011			8,125,757	$13.17	8.17	$121,555
Exercisable - June 30, 2011			2,975,255	$5.45	6.92	$67,367

The aggregate intrinsic value of options exercised was $11.8 million and $262,000 for the three months ended June 30, 2011 and 2010, respectively, and $22.2 million and $332,000 for the six months ended June 30, 2011 and 2010, respectively, determined as of the date of option exercise.

The following table summarizes information about stock options outstanding as of June 30, 2011:

Amyris, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

	Options Outstanding		Options Exercisable
Exercise Price	Number of Options	Weighted -Average Remaining Contractual Life (Years)	Number of Options
$ 0.10 - $ 0.20	26,700	4.5	26,700
$ 0.28 - $ 0.28	1,011,999	5.6	916,855
$ 1.50 - $ 1.50	214,405	6.1	181,156
$ 3.93 - $ 3.93	1,442,054	6.7	904,988
$ 4.31 - $ 4.31	800,217	8.2	307,834
$ 9.32 - $ 9.32	974,799	8.5	219,653
$ 14.28 - $ 20.41	1,292,972	9.0	262,847
$ 24.20 - $ 26.50	646,884	9.5	53,907
$ 26.84 - $ 26.84	1,175,150	9.8	36,109
$ 27.13 - $ 30.17	899,688	9.8	65,206
$ 0.10 - $ 30.17	8,484,868	8.2	2,975,255

Common Stock Subject to Repurchase
Historically under the 2005 Plan, the Company allowed employees to exercise options prior to vesting. The Company has the right to repurchase at the original purchase price any unvested (but issued) common shares upon termination of service of an employee. The consideration received for an early exercise of an option is considered to be a deposit of the exercise price and the related dollar amount is recorded as a liability. The shares and liability are reclassified into equity on a ratable basis as the award vests. The Company recorded a liability in accrued expenses of $46,000 and $70,000 relating to options for 16,402 and 33,396 shares of common stock that were exercised and unvested as of June 30, 2011 and December 31, 2010, respectively. These shares were subject to a repurchase right held by the Company and are included in issued and outstanding shares as of June 30, 2011 and December 31, 2010, respectively.

Stock-Based Compensation Expense

Stock-based compensation expense related to options and restricted stock units granted to employees and nonemployees was allocated to research and development expense and sales, general and administrative expense as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Research and development	$2,009	$423	$2,986	$876
Sales, general and administrative	5,947	2,080	8,977	3,426
Total stock-based compensation expense	$7,956	$2,503	$11,963	$4,302

Employee Stock–Based Compensation
During the three months ended June 30, 2011 and 2010, the Company granted 2,129,375 and 499,454 stock options, respectively, to employees with a weighted average grant date fair value of $19.55 and $16.11, per share, respectively. During the six months ended June 30, 2011 and 2010, the Company granted 2,249,375 and 1,889,764 stock options, respectively, to employees with a weighted average grant date fair value of $19.69 and $10.14, per share, respectively. As of June 30, 2011 and December 31, 2010, there were unrecognized compensation costs of $62.8 million and $30.9 million, respectively, related to these stock options. The Company expects to recognize those costs over a weighted average period of 3.4 years as of June 30, 2011. Future option grants will increase the amount of compensation expense to be recorded in these periods.
During the three and six months ended June 30, 2011, 10,000 and 331,301 restricted stock units, respectively, were granted to employees with a weighted average service-inception date fair value of $26.50 and $30.19, respectively. A total of $0.8 million and $1.8 million, respectively, in stock compensation expense was recognized for the three and six months ended June 30, 2011, respectively, for restricted stock units granted to employees. As of June 30, 2011 and December 31, 2010, there were unrecognized compensation costs of $7.5 million and zero, respectively, related to these restricted stock units. There were no restricted stock units granted to employees during the three and six months ended June 30, 2010.

Amyris, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

Compensation expense was recorded for stock-based awards granted to employees based on the grant date estimated fair value (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Research and development	$1,996	$383	$2,960	$818
Sales, general and administrative	5,642	1,155	8,390	1,998
Total stock-based compensation expense	$7,638	$1,538	$11,350	$2,816

The Company sells ethanol and reformulated ethanol-blended gasoline procured from third parties and relies on contracted third parties for the transportation and storage of products. In the quarter ended June 30, 2011, the company commenced sales of farnesene derived products which are procured from contracted third parties. Accordingly, the Company does not have any dedicated production headcount so there is no stock compensation expense recorded in cost of product sales.

The Company estimated the fair value of employee stock options using the Black-Scholes option pricing model. The fair value of employee stock options is being amortized on a straight-line basis over the requisite service period of the awards. The fair value of employee stock options was estimated using the following weighted-average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Expected dividend yield	—%	—%	—%	—%
Risk-free interest rate	2.5%	2.90%	2.5%	2.8%
Expected term (in years)	5.9	6.0	5.9	6.0
Expected volatility	86%	98%	86%	98%

Expected Dividend Yield—The Company has never paid dividends and does not expect to pay dividends.

Risk-Free Interest Rate—The risk-free interest rate was based on the market yield currently available on United States Treasury securities with maturities approximately equal to the option’s expected term.

Expected Term—Expected term represents the period that the Company’s stock-based awards are expected to be outstanding. The Company’s assumptions about the expected term have been based on that of companies that have similar industry, life cycle, revenue, and market capitalization and the historical data on employee exercises.

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

Amyris, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

Each of the inputs discussed above is subjective and generally requires significant management and director judgment to determine.

Nonemployee Stock–Based Compensation

During the three months ended June 30, 2011 and 2010, the Company granted nonemployee options to purchase zero and 10,000 shares, respectively, and, for the six months ended June 30, 2011 and 2010, zero and 35,000 shares, respectively, in exchange for services. Compensation expense of $248,000 and $115,000 was recorded for the three months ended June 30, 2011 and 2010, respectively, and $473,000 and $190,000 for the six months ended June 30, 2011 and 2010, respectively, for stock-based awards granted to nonemployees. The nonemployee options were valued using the Black-Scholes option pricing model.
During the three months ended June 30, 2011 and 2010, there were no restricted stock units granted to nonemployees and a total of $70,000 and $850,000, respectively, in stock compensation expense was recognized for restricted stock units granted to nonemployees. For the six months ended June 30, 2011 and 2010, 30,000 and 126,272 restricted stock units, respectively, were granted to nonemployees and a total of $139,000 and $1,296,000, respectively, in stock compensation expense was recognized by the Company. The 126,272 restricted stock units that were granted in 2010 were awarded to a related party as compensation for advisory services rendered. These restricted stock units vested quarterly and became fully vested as of September 30, 2010.

The fair value of nonemployee stock options was estimated using the following weighted-average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Expected dividend yield	—%	—%	—%	—%
Risk-free interest rate	2.5%	3.5%	2.7%	3.0%
Expected term (in years)	7.9	8.3	8.0	7.2
Expected volatility	86%	98%	86.5%	83%

12. Employee Benefit Plan

The Company established a 401(k) Plan to provide tax deferred salary deductions for all eligible employees. Participants may make voluntary contributions to the 401(k) Plan up to 90% of their eligible compensation, limited by certain Internal Revenue Service restrictions. The Company does not match employee contributions.

13. Related Party Transactions

The Company has entered into a license agreement with University of California, Berkeley. A co-founder and advisor to the Company is a professor at the University of California, Berkeley. The Company paid the advisor zero and $15,000 for the six months ended June 30, 2011 and 2010, respectively.

During 2008, the Company entered into an agreement with a venture capital group to provide strategic advisory services to Amyris and its then majority owned subsidiary Amyris Brasil. One of its former directors is also a member of the Company’s Board of Directors. Under the agreement, the Company issued options to the venture capital group, which vests and becomes exercisable based on the service of the former director of the group on the Company's Board of Directors(see Note 11).

On June 21, 2010, the Company entered into agreements with affiliates of Total S.A. relating to their purchase of the Company’s Series D preferred stock and collaboration for the research, development, production and commercialization of chemical and/or fuel products. Subject to the terms of the collaboration agreement between Total and the Company, Total has agreed to pay up to the first $50.0 million in future research and development costs for the selected projects; thereafter the parties will share such costs equally.

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

Amyris, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

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

15. Income Taxes

The Company recorded a benefit from income taxes for the three and six months ended June 30, 2011 of $175,000 resulting from valuation allowance adjustments due to an increase in currency translation adjustments classified as other comprehensive income. Other than the above mentioned tax benefit, no provision for income taxes has been made, net of the valuation allowance, due to cumulative losses since the commencement of operations.

The Company is currently under audit by the US Internal Revenue Service for tax year 2008. As of June 30, 2011, the Company has not received an assessment with regard to this audit.

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

Revenues by geography are based on the location of the customer. The following tables set forth revenue and long-lived assets by geographic area (in thousands):

Revenues

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
United States	$28,867	$12,702	$65,358	$26,357
Europe	3,135	—	3,818	—
Total	$32,002	$12,702	$69,176	$26,357

Long-Lived Assets

	June 30, 2011	December 31, 2010
	(Unaudited)
United States	$61,008	$43,147
Brazil	31,610	11,700
Total	$92,618	$54,847

17. Subsequent Events
Total Collaboration Agreement
In July 2011, the Company and Total Gas & Power SAS, and affiliate of Total S.A. entered into a term sheet to expand the current collaboration (see Note 9) and to form a joint venture to commercialize Amyris' No Compromise Renewable Diesel. Under the contemplated agreement, Total would fund expanded R&D at Amyris and would provide capital for the acquisition and construction of dedicated production facilities.

Amyris, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

Albemarle

In July 2011, the Company entered into a contract manufacturing agreement with Albemarle. Under this agreement, Albemarle will manufacture product from Amyris Biofene, which will be owed and distributed by the Company.

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
We were incorporated in 2003 and commenced research, development, marketing and administrative activities in 2005. To further develop our business we have established two subsidiaries, Amyris Brasil, Ltda. (formerly Amyris Brasil S.A.), which oversees the establishment and expansion of our production in Brazil, and Amyris Fuels, LLC, which we believe will help us to develop fuel distribution capabilities in the U.S. Amyris Fuels currently generates revenue from the sale of ethanol and ethanol blended gasoline to wholesale customers through a network of terminals primarily in the southeastern U.S.
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
In April 2010 we entered into a definitive agreement with Usina São Martinho, one of the largest sugar and ethanol producers in Brazil, to establish a joint venture entity that intends to construct and operate the first commercial plant dedicated to the production of Amyris renewable products. Usina São Martinho will share a portion of the costs associated with this construction. We expect the construction of this plant to be completed in the mid-2012. In addition to this agreement, we have entered into non-binding letters of intent with three other Brazilian sugar and ethanol producers: Bunge, Cosan and Açúcar Guarani, to produce our products. Usina São Martinho also has the right to produce Amyris products at a second facility. We expect to work with these producers to build new, “bolt-on” facilities adjacent to their existing mills instead of building entirely new “greenfield” facilities, thereby reducing the capital required to establish and scale our production.
In June 2010, we entered into a collaboration agreement with Total. This agreement provides for joint collaboration on the development of products through the use of our synthetic biology platform. In connection with this agreement, Total invested $133.2 million in our equity, which represented approximately 21.5% of our outstanding shares as of June 30, 2011. In addition, Total received the right to appoint a Total representative to our Board of Directors. In November 2010, Philippe Boisseau, President of Total's Gas & Power division, joined our Board of Directors. At the end of the second quarter of 2010, we recorded a deferred charge asset of $27.9 million associated with the Total investment. This deferred charge asset resulted from the difference between a third party valuation of our stock and the price paid by Total. This deferred charge asset will be offset against future revenue earned under arrangements with Total. As of June 30, 2011, we recognized a cumulative reduction of $2.7 million against the deferred charge asset.

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
In March 2011, we entered into an agreement with Antibióticos for the production of Biofene at its facilities in León, Spain. In March 2011, we also entered into an agreement with Paraíso Bioenergia headquartered in São Paulo State, Brazil where we will construct a fermentation and separation facility to produce our products and Paraíso Bioenrgia will supply sugar cane juice and certain utilities. We may seek to enter into additional contract manufacturing arrangements. We expect to work with third parties specializing in particular industries to convert Biofene by simple chemical processes and to sell it initially primarily in the forms of squalane, diesel, base oils for industrial lubricants, and other products.
To commercialize our initial product, squalane, for sale to cosmetics companies for use as a moisturizing ingredient in the cosmetics and other personal care products, we entered into a marketing and distribution agreement with Soliance, a leading provider of ingredients to the cosmetics industry based in the Champagne-Ardenne region of France, in June 2010. As an early step toward selling diesel, we have entered into an arrangement with the Brazilian city of São Paulo to supply diesel for the city's bus fleet commencing in 2011. For the industrial lubricants market, in June 2011 we established a joint venture with Cosan for the worldwide development, production and commercialization of renewable base oils.
We have also entered into agreements for the sale of Biofene and its derivatives directly to customers, including with P&G for use in cleaning products, with M&G for use in plastics, with Kuraray for use in production of polymers, and with Shell for our renewable diesel. In addition, in November 2010, we executed a collaboration and joint development agreement with Firmenich for the development and commercialization of a non-Biofene molecule that is widely used in the production of fragrances. Production and sale of our products pursuant to any of these relationships will depend on the achievement of contract-specific technical, development and commercial milestones.
Since inception through June 30, 2011, we have recognized $241.0 million in revenue, primarily from the sale of ethanol and reformulated ethanol-blended gasoline by our Amyris Fuels subsidiary. As of June 30, 2011, we had an accumulated deficit of $278.1 million.
In July 2011, we entered into a term sheet with Total to expand the current collaboration and to form a joint venture to commercialize Amyris' No Compromise Renewable Diesel. Under the contemplated agreement, Total would fund expanded R&D at Amyris and would provide capital for the acquisition and construction of dedicated production facilities.
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
We believe the following critical accounting policies involve significant areas of management's judgments and estimates in the preparation of our financial statements.
Revenue Recognition
We currently recognize revenues from the sale of ethanol and reformulated ethanol-blended gasoline, from the sale of farnesene derived products, from the delivery of collaborative research services and from government grants. Revenues are recognized when all of the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the fee is fixed or determinable and collectability is reasonably assured.
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
For each source of revenues, we apply the above revenue recognition criteria in the following manner:

Product Sales
We sell ethanol and reformulated ethanol-blended gasoline under short-term agreements and in spot transactions at prevailing market prices. Starting in the second quarter of 2011, the Company commenced sales of farnesene derived products. Revenues are recognized, net of discounts and allowances, once passage of title and risk of loss have occurred, provided all other revenue recognition criteria have also been met.
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
Consolidations
We have interests in certain joint venture entities that are variable interest entities or VIEs. Determining whether to consolidate a variable interest entity may require judgment in assessing (i) whether an entity is a variable interest entity and (ii) if we are the entity's primary beneficiary and thus required to consolidate the entity. To determine if we are the primary beneficiary of a VIE, we evaluate whether we have (i) the power to direct the activities that most significantly impact the VIE's economic performance and (ii) the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. Our evaluation includes identification of significant activities and an assessment of our ability to direct those activities based on governance provisions and arrangements to provide or receive product and process technology, product supply, operations services, equity funding and financing and other applicable agreements and circumstances. Our assessment of whether we are the primary beneficiary of our VIEs requires significant assumptions and judgment.
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

The fair value of employee stock options was estimated using the following weighted-average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Expected dividend yield	—%	—%	—%	—%
Risk-free interest rate	2.5%	2.9%	2.5%	2.8%
Expected term (in years)	5.9	6.0	5.9	6.0
Expected volatility	86%	98%	86%	98%

Our expected term is derived from a comparable group of publicly listed companies that has a similar industry, life cycle, revenue, and market capitalization and the historical data on employee exercises.

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

The Company applies the provisions of FASB's guidance on accounting for uncertainty in income taxes. We assess all material positions taken in any income tax return, including all significant uncertain positions, in all tax years that are still subject to assessment or challenge by relevant taxing authorities. Assessing an uncertain tax position begins with the initial determination of the position’s sustainability and is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. As of each balance sheet date, unresolved uncertain tax positions must be reassessed, and we will determine whether (i) the factors underlying the sustainability assertion have changed and (ii) the amount of the recognized tax benefit is still appropriate. The recognition and measurement of tax benefits requires significant judgment. Judgments concerning the recognition and measurement of a tax benefit might change as new information becomes available.

Results of Operations

The following table sets forth our condensed consolidated statement of operations data for the periods shown (in thousands except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Consolidated Statement of Operations Data:
Revenues
Product sales	$27,816	$10,028	$61,836	$19,982
Grants and collaborations revenue	4,186	2,674	7,340	6,375
Total revenues	32,002	12,702	69,176	26,357
Cost and operating expenses
Cost of product sales	29,136	10,129	63,518	20,132
Research and development(1)	23,446	12,413	43,181	23,591
Sales, general and administrative(1)	22,249	9,686	38,227	18,902
Total cost and operating expenses	74,831	32,228	144,926	62,625
Loss from operations	(42,829)	(19,526)	(75,750)	(36,268)
Other income (expense):
Interest income	341	286	641	562
Interest expense	(304)	(376)	(881)	(760)
Other expense, net	(201)	(575)	(150)	(60)
Total other expense	(164)	(665)	(390)	(258)
Loss before income taxes	$(42,993)	$(20,191)	$(76,140)	$(36,526)
Benefit from income taxes	175	—	175	—
Net Loss	$(42,818)	$(20,191)	$(75,965)	$(36,526)
Net loss attributable to noncontrolling interest	203	247	213	430
Net loss attributable to Amyris, Inc. common stockholders	$(42,615)	$(19,944)	$(75,752)	$(36,096)
Net loss per share attributable to common stockholders, basic and diluted	$(0.95)	$(3.94)	$(1.71)	$(7.17)
Weighted-average shares of common stock outstanding used in computing net loss per share of common stock, basic and diluted	44,626,721	5,056,914	44,239,104	5,034,163
——————————————————————
(1) Includes stock-based compensation expense.

Comparison of Three Months Ended June 30, 2011 and 2010

Revenues

	Three Months Ended June 30,		Year-to-Year	Percentage
	2011	2010	Change	Change
	(Dollars in thousands)
Revenues
Product sales	$27,816	$10,028	$17,788	177%
Grants and collaborations revenue	4,186	2,674	1,512	57%
Total revenues	$32,002	$12,702	$19,300	152%

Our total revenue increased by $19.3 million to $32.0 million in the three months ended June 30, 2011 from $12.7 million in the comparable period of the prior year primarily as a result of increases in product sales. Revenue from product sales increased by

$17.8 million to $27.8 million primarily from sales of ethanol and reformulated ethanol-blended gasoline purchased from third parties in the three months ended June 30, 2011, resulting primarily from an increase in average selling price per gallon and an increase in gallons sold over the same period of the prior year. We sold 2.1 million gallons of ethanol and 7.1 million gallons of reformulated ethanol-blended gasoline in the three months ended June 30, 2011 compared to 5.6 million gallons of ethanol and no reformulated ethanol-blended gasoline sales in the comparable period of the prior year. We recognized product sales from farnesene derived products for the first time in the quarter ended June 30, 2011 which was not significant during the quarter. The increase of $1.5 million in grants and collaborations revenue was primarily collaborative research largely the result of a milestone payment from Firmenich in the current quarter offset in part by lower grant revenue.

Cost and Operating Expenses

	Three Months Ended June 30,		Year-to-Year	Percentage
	2011	2010	Change	Change
	(Dollars in thousands)
Cost of product sales	$29,136	$10,129	$19,007	188%
Research and development	23,446	12,413	11,033	89%
Sales, general and administrative	22,249	9,686	12,563	130%
Total cost and operating expenses	$74,831	$32,228	$42,603	132%

Cost of Product Sales

Our cost of product sales increased by $19.0 million to $29.1 million in the three months ended June 30, 2011 compared to the same period of the prior year primarily resulting from an increase in product cost per gallon and higher product volume.

Research and Development Expenses

Our research and development expenses increased by $11.0 million to $23.4 million in the three months ended June 30, 2011 compared to the same period of the prior year, primarily resulting from a $4.1 million increase in personnel-related expenses associated with headcount growth and higher stock based compensation, a $4.1 million increase in outside consulting expenses associated with increased development activities and $1.4 million in higher overhead costs associated with increased headcount and development activities. Research and development expenses included stock-based compensation expense of $2.0 million in the three months ended June 30, 2011 compared to $0.4 million in the same period in 2010.

Sales, General and Administrative Expenses

Our sales, general and administrative expenses increased by $12.6 million to $22.2 million in the three months ended June 30, 2011 compared to the same period of prior year, primarily resulting from an $8.5 million increase in personnel-related costs associated with higher stock based compensation, headcount growth, and higher bonus expenses, a $2.3 million increase in consulting and professional services expense primarily related to costs associated with a few of our contract manufacturers and higher legal and accounting costs. Sales, general and administrative expenses included stock-based compensation of $5.9 million compared to $2.1 million in the same period of 2010.

Other Income (Expense)

	Three Months Ended June 30,		Year-to-Year	Percentage
	2011	2010	Change	Change
	(Dollars in thousands)
Other income (expense):
Interest income	$341	$286	$55	19%
Interest expense	(304)	(376)	72	(19)%
Other expense, net	(201)	(575)	374	(65)%
Total other expense	$(164)	$(665)	$501	(75)%

Total other expense decreased by approximately $0.5 million to $0.2 million in the three months ended June 30, 2011 compared to the comparable period of the prior year. The decrease related primarily to a $0.4 million decrease in other expense, net which resulted primarily from our having recorded a $0.6 million charge for the change in fair value of our convertible preferred stock warrants in the three months ended June 30, 2010. These warrants converted into warrants to purchase our common stock on completion of our initial public offering.

Comparison of Six Months Ended June 30, 2011 and 2010

Revenues

	Six Months Ended June 30,		Year-to-Year	Percentage
	2011	2010	Change	Change
	(Dollars in thousands)
Revenues
Product sales	$61,836	$19,982	$41,854	209%
Grants and collaborations revenue	7,340	6,375	965	15%
Total revenues	$69,176	$26,357	$42,819	162%

 Our total revenue increased by $42.8 million to $69.2 million in the six months ended June 30, 2011 from $26.4 million in the comparable period of the prior year primarily as a result of increases in product sales. Revenue from product sales increased by $41.9 million to $61.8, million primarily from sales of ethanol and reformulated ethanol-blended gasoline purchased from third parties in the six months ended June 30, 2011, resulting primarily from an increase in gallons sold over the same period of the prior year and from an increase in average selling price per gallon. We sold 6.4 million gallons of ethanol and 15.8 million gallons of reformulated ethanol-blended gasoline in the six months ended June 30, 2011 compared to sales of 10.5 million gallons of ethanol and no reformulated ethanol-blended gasoline in the comparable period of the prior year. The increase of $1.0 million in grants and collaborations revenue was primarily the result of higher revenue generated from collaborative research offset in part by lower grant revenue in the six months ended June 30, 2011 compared to the same period of the prior year.

Cost and Operating Expenses

	Six Months Ended June 30,		Year-to-Year	Percentage
	2011	2010	Change	Change
	(Dollars in thousands)
Cost of product sales	$63,518	20,132	$43,386	216%
Research and development	43,181	23,591	19,590	83%
Sales, general and administrative	38,227	18,902	19,325	102%
Total cost and operating expenses	$144,926	$62,625	$82,301	131%
 Cost of Product Sales
Our cost of product sales increased by $43.4 million to $63.5 million in the six months ended June 30, 2011 compared to the same period of the prior year primarily resulting from higher product volume and an increase in purchase price per gallon.
Research and Development Expenses
Our research and development expenses increased by $19.6 million to $43.2 million in the six months ended June 30, 2011 compared to the same period of the prior year, primarily as a result of a $6.9 million increase in personnel-related expenses associated with headcount growth, higher stock-based compensation, a $6.2 million increase in outside consulting expenses associated with increased development activities and $4.4 million in higher overhead costs associated with increased headcount and development activities. Research and development expenses included stock-based compensation expense of $3.0 million in the six months ended June 30, 2011 compared to $0.9 million in the same period of 2010.
Sales, General and Administrative Expenses
Our sales, general and administrative expenses increased by $19.3 million to $38.2 million in the six months ended June 30, 2011 compared to the same period of the prior year, primarily as a result of a $13.6 million increase in personnel-related costs associated with higher stock based compensation, headcount growth and higher bonus expenses, and a $2.6 million increase in consulting and professional services expenses. Sales, general and administrative expenses included stock-based compensation of $9.0 million compared to $3.4 million in the same period of 2010.

Other Income (Expense)

	Six Months Ended June 30,		Year-to-Year	Percentage
	2011	2010	Change	Change
	(Dollars in thousands)
Other income (expense):
Interest income	$641	$562	$79	14%
Interest expense	(881)	(760)	(121)	16%
Other expense, net	(150)	(60)	(90)	150%
Total other expense	$(390)	$(258)	$(132)	51%

Total other expense increased by approximately $0.1 million to $0.4 million in the six months ended June 30, 2011 compared to the comparable period of the prior year. The increase related primarily to higher interest expense of $0.1 million associated with higher debt balances and increase in other expense, net of $0.1 million.
Liquidity and Capital Resources

	June 30,	December 31,
	2011	2010
	(Dollars in thousands)
Working capital	$156,534	$242,818
Cash and cash equivalents and short-term investments	$186,970	$257,933

	Six Months Ended June 30,
	2011	2010
	(Dollars in thousands)
Net cash used in operating activities	$(47,844)	$(28,585)
Net cash provided by (used in) investing activities	$50,275	$(60,277)
Net cash provided by financing activities	$6,394	$181,999

As of June 30, 2011, we had cash, cash equivalents and short-term investments of $187.0 million compared to $257.9 million as of December 31, 2010. As of June 30, 2011, we had total debt, including capital lease obligations, of $17.3 million. In addition, we had total borrowing capacity of $6.9 million substantially all of which was under our uncommitted facility letter, or Credit Agreement, which we currently utilize in connection with our Amyris Fuels business.
In 2010, we were awarded a $24.3 million “Integrated Bio-Refinery” grant from the U.S. Department of Energy, or DOE. Under this grant, we are required to fund an additional $10.6 million in cost sharing expenses. According to the terms of the DOE grant, we are required to maintain a cash balance of $8.7 million, calculated as a percentage of the total project costs, to cover potential contingencies and cost overruns. These funds are not legally restricted but they must be available and unrestricted during the term of the project. Our obligation for this cost share is contingent on reimbursement for project costs incurred. During the six months ended June 30, 2011, we recognized $3.1 million in revenue under this grant, of which $2.7 million was received as of June 30, 2011.
In August 2010, we were appointed as a subcontractor to National Renewable Energy Laboratory, or NREL, under a DOE grant awarded to NREL. We have the right to be reimbursed for up to $3.9 million and are required to fund an additional $1.5 million in cost sharing expenses. During the six months ended June 30, 2011, we recognized $189,000 in revenue under this grant, of which $85,000 was received as of June 30, 2011.
We have incurred and expect to continue to incur substantial capital expenditures through the completion of construction for our dedicated production facilities, Usina São Martinho joint venture facility and Paraíso Bioenergia facility . The Usina São Martinho joint venture facility is currently scheduled for the completion of construction in mid-2012. Usina São Martinho is required to reimburse us for a portion of these costs within one year following the commencement of operations at the joint venture facility.
Beyond our investment in our dedicated production facilities in 2011, we have incurred and expect to continue to incur capital investments in additional production arrangements associated with contract manufacturing as we seek to add production capacity, including the contract manufacturing arrangements entered into with Biomin, Tate & Lyle, Antibióticos. Additionally, during 2011 we have incurred and also expect to continue to incur additional capital expenditures for research and scale-up equipment and tenant improvements in 2011. We plan to secure external project financing from Brazilian sources for Biomin, Usina São Martinho joint venture and Paraíso Bioenergia of approximately $100 million Brazilian reais.
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
We believe that our existing cash, cash equivalents, and short-term investments as of June 30, 2011 will be sufficient to fund our operations and other capital expenditures for at least the next 12 months.
FINEP Credit Facility. In November 2010, we entered into a credit facility with Financiadora de Estudos e Projetos, or FINEP, a state-owned company subordinated to the Brazilian Ministry of Science and Technology. This FINEP Credit Facility was extended to partially fund expenses related to our research and development project on sugarcane-based biodiesel and provides for loans of up to an aggregate principal amount of R$6.4 million Brazilian reais (approximately $4.1 million based on the exchange rate at June 30, 2011) which is guaranteed by a chattel mortgage on certain of our equipment as well as bank letters of guarantee. The first disbursement of approximately R$1.8 million Brazilian reais was received on February 11, 2011 and the next three disbursements will each be approximately R$1.6 million Brazilian reais. Subject to compliance with certain terms and conditions under the FINEP Credit Facility, the three remaining disbursements of the loan will become available to us for withdrawal.
Interest on loans drawn under this credit facility is fixed at 5% per annum. In case of default under or non-compliance with the terms of the agreement the interest on loans will be dependent on the long-term interest rate as published by the Central Bank of Brazil (“TJLP”). If the TJLP at the time of default is greater than 6%, then the interest will be 5% + a TJLP adjustment factor otherwise the interest will be at 11% per annum. In addition, a fine of up to 10% will apply to the amount of any obligation in default. Interest on late balances will be 1% interest per month, levied on the overdue amount. Payment of the outstanding loan balance will be made in 81 monthly installments which will commence in July 2012 and extend through March 2019. Interest on loans drawn and other charges are paid on a monthly basis commencing in March 2011. As of June 30, 2011 and December 31, 2010, there were R$1.8 million Brazilian reais (approximately $1.1 million based on the exchange rate at June 30, 2011) and zero amount outstanding, respectively, under this FINEP Credit Facility.
The FINEP Credit Facility contains the following significant terms and conditions:
•We will share with FINEP the costs associated with the FINEP Project. At a minimum, we will contribute approximately R$14.5 million Brazilian reais ($9.3 million based on the exchange rate at June 30, 2011) of which R$11.1 million Brazilian reais should have been contributed prior to the release of the second disbursement;
•After the release of the first disbursement, prior to any subsequent drawdown from the FINEP Credit Facility, we must provide bank letters of guarantee of up to R$3.3 million Brazilian reais in aggregate (approximately $2.1 million based on the exchange rate at June 30, 2011);
•Amounts released from the FINEP Credit Facility must be completely used by us towards the FINEP Project within 30 months after the contract execution.
Revolving Credit Facility. In December 2010 we established a revolving credit facility which provides for loans and standby letters of credit of up to an aggregate principal amount of $10.0 million with a sublimit of $5.0 million on the standby letters of credit. Interest on loans drawn under this revolving credit facility will be equal to (i) the Eurodollar Rate plus 3%; or (ii) the Prime Rate plus 0.50%. In case of default or non-compliance with the terms of the agreement, the interest on loans will be Prime Rate plus 2%. The credit facility is collateralized by a first priority security interest in certain of our present and future assets. It has a $5,000 annual loan fee and contains financial and non-financial covenants (see Note 6 to our Consolidated Financial Statements) including a required liquidity of at least $10 million plus two times “Net Cash Used in Operating Activities” calculated using our Condensed Consolidated Statements of Cash Flows reflected in our most recent periodic report filed with the SEC. In addition, as of the end of each fiscal quarter, we must maintain a current ratio (current assets to current liabilities) equal to or greater than 2:1. We were in compliance with all covenants as of June 30, 2011.
On February 10, 2011, we borrowed $3.3 million under this revolving credit facility to pay off certain notes payable balances of approximately the same amount. As a result of the payoff, $1.0 million of the $4.1 million outstanding letters of credit under the revolving credit facility was canceled.
On March 29, 2011, we borrowed an additional $3.2 million under this revolving credit facility to finance capital expenditures. Under this facility, there were $6.5 million in loans outstanding and three letters of credit outstanding totaling $3.5 million as of June 30, 2011. The outstanding letters of credit serve as security for certain facility leases and expire between November and December 2011 and may be automatically extended for another one-year period.
Credit Agreement. In November 2008, we entered into a Credit Agreement with a financial institution to secure letters of credit and to finance short term advances for the purchase of ethanol and associated margin requirements as needed. In October 2009, the agreement was amended to decrease the maximum amount that we may borrow under such facility. The Credit Agreement, as amended, provides for an aggregate maximum availability of up to the lower of $20.0 million or the borrowing base as defined in the agreement to secure letters of credit and to finance short term advances for the purchase of ethanol and associated margin requirements as needed. We may use this line to secure letters of credit for product purchases in an aggregate amount up to $5.7 million. In addition, we may borrow cash for the purchase of product, which is determined by our borrowing base. As of June 30, 2011 we had sufficient borrowing base levels to draw up to a total of $6.9 million in short-term cash advances and had $4.5 million available for letters of credit in addition to those then outstanding. As of June 30, 2011 and December 31, 2010 we had no outstanding advances and had $1.2 million and $4.6 million, respectively in outstanding letters of credit under the Credit Agreement which are guaranteed by Amyris, Inc. and payable on demand. The Credit Agreement is collateralized by a first priority security interest in certain of our present and future assets.

Cash Flows during the Six Months Ended June 30, 2011 and 2010
Cash Flows from Operating Activities
Our primary uses of cash from operating activities are cost of product sales and personnel related expenditures offset by cash received from product sales. Cash used in operating activities was $47.8 million, and $28.6 million for the six months ended June 30, 2011 and 2010.
Net cash used in operating activities of $47.8 million in the six months ended June 30, 2011 reflected a net loss of $76.0 million partially offset by non-cash charges of $18.4 million and a $9.7 million net change in our operating assets and liabilities. Non-cash charges primarily included $12.0 million of stock-based compensation and $4.8 million of depreciation and amortization.

Net cash used in operating activities of $28.6 million in the six months ended June 30, 2010 reflected a net loss of $36.5 million partially offset by non-cash charges of $8.2 million. Non-cash charges primarily included $4.3 million of stock-based compensation and $3.4 million of depreciation and amortization.
Cash Flows from Investing Activities
Our investing activities consist primarily of net investment purchases, maturities and sales and capital expenditures.
For the six months ended June 30, 2011, cash provided investing activities was $50.3 million as a result of $80.4 million in net investment maturities and $0.3 million in acquisition of cash in noncontrolling interest offset by $30.5 million of capital expenditures and deposits on property and equipment.

For the six months ended June 30, 2010 cash used in investing activities was $60.3 million as a result of $55.7 million in net investment purchases and $4.6 million of capital expenditures.

Cash Flows from Financing Activities
In the six months ended June 30, 2011, cash provided by financing activities was $6.4 million, primarily the result of the net receipt of $7.7 million from debt financing and the receipt of $4.3 million in proceeds from option exercises, These cash receipts were offset in part by principal payments on debt of $3.7 million and principal payments on capital leases of $1.4 million.

In the six months ended June 30, 2010 cash provided by financing activities was $182.0 million, primarily the result of the net receipt of $133.2 million from our sale of Series D convertible preferred stock to Total, net receipt of $47.8 million from our sale of Series C-1 convertible preferred stock, net receipt of $3.7 million from our sale of Series C convertible preferred stock, the receipt of $7.1 million from investors for their redeemable noncontrolling interest in Amyris Brasil and $1.4 million in proceeds from equipment financing. These cash receipts were offset in part by principal payments on debt and capital leases of $9.8 million and $1.4 million in deferred offering costs.

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

Contractual Obligations

The following is a summary of our contractual obligations as of June 30, 2011 (in thousands):

	Total	2011	2012	2013	2014	2015	Thereafter
Principal payments on long-term debt	$12,743	$1,358	$1,597	$7,256	$278	$305	$1,949
Interest payments on long-term debt, fixed rate(1)	1,210	201	267	208	179	152	203
Interest payments on long-term debt, variable rate(2)	366	113	225	28	—	—	—
Operating leases	46,250	3,161	6,411	6,207	6,216	6,325	17,930
Principal payments on capital leases	4,559	1,468	2,707	384	—	—	—
Interest payments on capital leases	439	229	203	7	—	—	—
Terminal storage costs	1,128	663	465	—	—	—	—
Purchase obligations(3)	27,670	18,572	8,312	786	—	—	—
Total	$94,365	$25,765	$20,187	$14,876	$6,673	$6,782	$20,082

______________
(1)    For fixed rate facilities, the interest rates are more fully described in Note 6 of our consolidated financial statements.
(2)    For variable rate facilities, amounts are based on weighted average interest rate which was 3.5% as of June 30, 2011.
(3)    Purchase obligations include $23.1 million in non-cancelable contractual obligations and construction commitments.

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

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio and our outstanding debt obligations. We generally invest our cash in investments with short maturities or with frequent interest reset terms. Accordingly, our interest income fluctuates with short-term market conditions. As of June 30, 2011, our investment portfolio consisted primarily of money market funds, U.S. government agency securities and certificates of deposit, all of which are highly liquid investments. Due to the short-term nature of our investment portfolio, our exposure to interest rate risk is minimal.
As of June 30, 2011, 49% of our debt portfolio was comprised of fixed-rate debt and the balance was variable-rate debt. We pay interest on borrowings under our revolving credit facility at rates that vary with a bank's prime rate. As of June 30, 2011, our weighted average borrowing rate on the revolving credit facility was 3.5%. If interest rates had increased by 100 basis points related to the outstanding borrowings under our revolving credit facility as of June 30, 2011, our interest expense would have increased by $65,000 on an annual basis. Because our average borrowings under our revolving credit facility are not substantial, changes in the interest rate will not have a significant impact on our interest expense.

Foreign Currency Risk

Most of our sales contracts are principally denominated in U.S. dollars and, therefore, our revenues are not currently subject to significant foreign currency risk. We do incur certain operating expenses and capital expenditures in currencies other than the U.S. dollar in relation to Amyris Brasil and SMA and, therefore, are subject to volatility in cash flows due to fluctuations in foreign currency exchange rates, particularly changes in the Brazilian reais. To date, we have not entered into any hedging contracts since exchange rate fluctuations have not had a significant impact on our results of operations and cash flows.

Commodity Price Risk

Our exposure to market risk for changes in commodity prices currently relates primarily to our purchases of ethanol and reformulated ethanol-blended gasoline. When possible, we manage our exposure to this risk primarily through the use of supplier pricing agreements. We also, at times, use standard derivative commodity instruments to hedge the price volatility of ethanol and reformulated ethanol-blended gasoline, principally through futures contracts. The changes in fair value of these contracts are recorded on the balance sheet and recognized immediately in cost of product sales. We recognized a loss of $2.7 million and a gain of $0.8 million, as the change in fair value for the six months ended June 30, 2011 and 2010, respectively (see Note 3 to our Unaudited Condensed Consolidated Financial Statements).

Item 4. Controls and Procedures

(a) Disclosure Controls and Procedures

The SEC defines the term “disclosure controls and procedures” to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. “Disclosure controls and procedures” include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our Chief Executive Officer and our Chief Financial Officer have concluded, based on an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act) by our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2011.

Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

(b) Changes in Internal Control

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during our second fiscal quarter of 2011 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
As of June 30, 2011, we had an accumulated deficit of $278.1 million. We expect to incur additional costs and expenses related to the continued development and expansion of our business, including our research and development operations, continued operation of our pilot plants and demonstration facility, engineering and design work. Further, we expect to incur costs related to implementation of multiple contract manufacturing arrangements, including equipment purchases, facility construction and technology transfer, as well as those related to the facility that we are developing with Usina São Martinho, Paraíso Bioenergiaand deployment of our technology at other sugar and ethanol mills. There can be no assurance that we will ever achieve or sustain profitability on a quarterly or annual basis.

If we are unable to decrease our production costs, we may not be able to produce our products at competitive prices and our ability to grow our business will be limited.
Currently, our costs of production are not low enough to allow us to offer many of our planned products at competitive prices. While we entered our first specialty chemical market through our initial sales of squalane for use in cosmetics products during the first quarter of 2011, and we believe we will be able to sell into other specialty chemical markets if we can attain at commercial production scale the production process efficiencies that we have achieved to date, we cannot assure you that we will be able to do so in the timelines we have planned or at all. Factors that impact our production cost include yield, productivity, separation efficiency and chemical process efficiency. Yield refers to the amount of the desired molecule that can be produced from a fixed amount of feedstock. Productivity represents the rate at which our product is produced by a given yeast strain. Separation efficiency refers to the amount of desired product produced in the fermentation process that we are able to extract and the time that it takes to do so. Chemical process efficiency refers to the cost and yield for the chemical finishing steps that convert our target molecule into a desired product. In order to successfully enter transportation fuels and certain other specialty chemical markets, we must produce those products at significantly lower cost, which will require both substantially higher yields than we have achieved to date and other significant improvements in production efficiency. There can be no assurance that we will be able to make these improvements or reduce our production costs sufficiently to offer our planned products at competitive prices, and any such failure could have a material adverse impact on our business and prospects.
Our ability to establish substantial commercial sales of our products is subject to many risks, any of which could prevent or delay revenue growth and adversely impact our customer relationships, business and results of operations.
There can be no assurance that our products will be approved or accepted by customers, that customers will choose our products over competing products, or that we will be able to sell our products profitably at prices and with features sufficient to establish demand. Although we have recently begun to sell our squalane, we are in the very early stages of selling our products into the commercial markets we are targeting. Our sales and marketing efforts for our initial products are primarily focused on a small number of target customers and we will need to convince them that our products are comparable to or better than the products they currently use that we seek to replace. In addition, these customers will need to complete product qualification procedures, which may not be achieved in a timely manner or at all.
We also face risks related to commercial production which could affect our efforts to commercialize our products. While we have entered into a variety of contract manufacturing and chemical processing agreements to facilitate near-term production, we may need to expand these arrangements or enter into additional production arrangements to meet our production goals in any given year. There can be no assurance that we will be able to complete additional contract manufacturing or similar agreements as needed on a timely basis or on commercially reasonable terms. Also, in order for production to commence under some of our existing manufacturing arrangement, and perhaps under future contract manufacturing arrangements, we will have to provide equipment needed for the production of our products and we cannot be assured that such equipment can be ordered, or installed, on a timely basis, at acceptable costs, or at all. In addition, we will need to transfer our yeast strains and production processes to third-party contract manufacturing facilities, which may pose technical or operational challenges that delay production or increase our costs. The failure of these facilities to produce our initial products on a timely basis or at all, or with adequate quality or in volumes sufficient to meet our customer demand, could harm our relationships with our customers and prevent or delay sales. Our production costs will also depend on our ability to make progress in improving the yield, productivity, separation efficiency and chemical process efficiency of our production process. If we are unable to make the necessary progress or otherwise wish to accelerate our commercialization efforts, we may sell our products at a loss in order to establish demand for our products and develop customer relationships, which could adversely affect our results of operations.
We have entered into a number of agreements for the development, initial commercialization and sale of certain products that contain important technical, development and commercial milestones. If we do not meet those milestones our future revenue and financial results will be harmed.
We have entered into a number of agreements regarding arrangements for the further development of certain of our products and, in some cases, for ultimate sale to the customer under the agreement. None of these agreements affirmatively obligates the other party to purchase specific quantities of any products at this time, and these agreements contain important conditions that must be satisfied before any such purchases may be made. These conditions include research and development milestones and technical specifications that must be achieved to the satisfaction of our customers, which we cannot be certain we will be able to achieve. Some agreements provide that we will not seek to initiate sales until we achieve advances in production efficiency to lower production costs. In addition, these agreements contain exclusivity and other terms that may limit our ability to commercialize our products and technology in ways that we do not currently envision. If we do not achieve these contractual milestones, our revenues and financial results will be harmed.
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
To commercialize our products, we must be successful in using our yeast strains to produce target molecules at commercial scale and on an economically viable basis. Such production will require that our technology and processes be scalable from laboratory, pilot and demonstration projects and industrial-scale test runs to commercial-scale production. Up to and through most of 2010, our primary focus was research and development. We are now working to build out our supply chain and manufacturing operations at the same time that we are commencing sales of our products. We have very limited supply chain and manufacturing experience and cannot be sure that we will be successful in establishing these operations in a timely manner and on a scale that will allow us to meet our plans for commercialization. Furthermore, our technology may not perform as expected when applied at commercial scale on a sustained basis, or we may encounter operational challenges for which we are unable to devise a workable solution. For example, contamination in the production process could decrease process efficiency, create delays and increase our costs. We may not be able to scale up our production in a timely manner, if at all, even to the extent we successfully complete product development in our laboratories and pilot and demonstration facilities and conduct successful industrial-scale test runs. If this occurs, our ability to commercialize our technology will be adversely affected, and, with respect to any products that we are able to bring to market, we may not be able to lower the cost of production, which would adversely affect our ability to sell our products and achieve profits. Similarly, our ability to produce the volume of Biofene covered by our existing agreements is based in part on our ability to achieve substantially higher production efficiencies than we have to date. We may never achieve those production efficiencies.
Our relationship with our strategic partner Total may have a substantial impact on our company.
We have entered into a strategic relationship with Total. As part of this relationship, Total has made a significant equity investment in our company and has certain board membership rights, as well as certain first negotiation rights in the event of a sale of our company. As a result, Total will have access to a significant amount of information about our company and the ability to influence our management and affairs. Total's right of first negotiation may adversely affect our ability to complete a change in control transaction that our Board of Directors believes is in the best interests of stockholders other than Total.
We also entered into a license, development, research and collaboration agreement with an affiliate of Total, under which we may develop, produce and commercialize products with Total. The agreement provides for Total to pay up to the first $50.0 million in research costs for selected research and development projects, but we must agree with Total on the product development projects we wish to pursue. Although we have agreed on two initial product development programs, we have not yet finalized all relevant terms and conditions for those programs. We cannot be certain that we will agree on any future product development projects. Our ability to successfully pursue product development under this agreement will depend, among other things, on our ability to work cooperatively with Total. If we cannot agree to the final terms and conditions for our initial projects, or agree on any subsequent projects, then we would not receive the research and development funding we expect from Total, and this could adversely affect our product development plans and would lead to an impairment of our deferred charged assets. In addition, Total has a right of first negotiation with us with respect to exclusive commercialization arrangements that we would propose to enter into with certain third parties, as well as the right to purchase any of our products on terms not less favorable than those offered to or received by us from third parties in any market where Total or its affiliates have a significant market position. These rights might inhibit potential strategic partners or potential customers from entering into negotiations with us about future business opportunities. Further, the agreement is complex and covers a range of future activities, and disputes may arise between us and Total that could delay the programs on which we are working or could prevent the commercialization of products developed under our collaboration agreement. Total also has the right to terminate the collaboration agreement in the event we undergo a sale or change of control to certain entities, which could discourage a potential acquirer from making an offer to acquire us.
If our major production facilities in Brazil do not successfully commence operations on schedule, our customer relationships, business and results of operations may be adversely affected.
We have selected Brazil as the optimal geography for a substantial proportion of the initial commercial production of our products, largely because of the availability of sugarcane as a feedstock and the existing infrastructure for producing, gathering and processing this sugarcane. Our business plan envisions that we will develop substantial production capacity in Brazil primarily through arrangements with existing sugar and ethanol producers. In order to have control over the development of our first major commercial production facility in Brazil, we entered into an agreement with Usina São Martinho, one of the largest sugar and ethanol producers in Brazil, for the joint ownership and development of a production facility at the Usina São Martinho mill. We also entered into a manufacturing agreement with Paraíso Bioenergia, also in Brazil, under which Amyris will be responsible for construction of the production facility. A substantial component of our planned production capacity for 2013 and beyond depends on the completion and commencement of operations at these production facilities, and development of additional facilities using similar models thereafter.
In order for our production facilities at Usina São Martinho and Paraíso Bioenergia to meet our goals for commencement of production, construction of the facilities must be completed on a timely basis and within the budget. Once the facilities are operational, they must perform as we have designed them. If we encounter significant delays, cost overruns, engineering problems, equipment supply constraints or other serious challenges in bringing these facilities online, we may be unable to produce our initial renewable products in the time frame we have planned, or we may need to continue to use contract manufacturing sources to a greater degree, which would reduce our expected gross margins. Further, if our efforts to complete, and commence production at, these facilities are not successful, other mill owners in Brazil may decide not to work with us to develop additional production facilities, demand more favorable terms or delay their commitment to invest capital in our production.
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
The facility at Usina São Martinho is our first major production facility construction project, and we will design and manage the project. We expect the construction costs of the new facility to total between $80 million to $100 million. Ultimately, under the terms of our joint venture agreements, Usina Sao Martinho would contribute the lower of 61.8 million reais ($39.6 million based on the exchange rate at June 30, 2011) and half of the aggregate cost of construction with us contributing the remainder; however the timing of contributions from Usina Sao Martino depend on in part on the successful commencement of commercial operations at the plant, which could leave us vulnerable in the event we encounter challenges in building the facility or bringing it online, delays in achieving commercial viability with our Biofene production process, disputes with Usina São Martinho or other unanticipated events that may occur prior to the time Usina São Martinho makes its capital contribution. In addition, because Usina São Martinho's contribution is capped, we will bear the responsibility for construction costs in excess of those anticipated.     The joint venture has agreed to purchase, and Usina São Martinho has agreed to provide, feedstock for a price that is based on the average return that Usina São Martinho could receive from the production of its current products, sugar and ethanol. If the cost of these products increases relative to the price at which we can sell the output that we are required to purchase from the joint venture, our return on sales of products produced by the joint venture would be adversely affected. We are required to purchase the output of the joint venture for the first four years at a price that guarantees the return of Usina São Martinho's investment plus a fixed interest rate. We may not be able to sell the output at a price that allows us to achieve anticipated, or any, level of profitability on the product we acquire under these terms. Similarly, the return that we are required to provide the joint venture for products after the first four years may have an adverse effect on the profitability we achieve from acquiring the mill's output. Finally, our purchase obligation with the mill requires us to purchase the output regardless of whether we have a customer for such output, and our results of operations and financial condition would be adversely affected if we are unable to sell the output that we are required to purchase.
If the joint venture is terminated, we would be required to buy the joint venture's assets at fair value and transfer them to another location. In that event, we could incur significant unexpected costs and be required to find alternative locations for our facility, which would substantially delay the commencement of production. In addition, if Amyris Brasil becomes controlled, directly or indirectly, by a competitor of Usina São Martinho, then Usina São Martinho has the right to acquire our interest in the joint venture and if Usina São Martinho becomes controlled, directly or indirectly, by a competitor of ours, then we have the right to sell our interest in the joint venture to Usina São Martinho. In either case, the purchase price is to be determined in accordance with the joint venture agreements, and we would continue to have the obligation to acquire products produced by the joint venture for the remainder of the term of the supply agreement then in effect even though we might no longer be involved in the joint venture's management.
We consolidate our joint venture with Usina São Martinho in accordance with the guidance for consolidation of variable interest entities, which requires an ongoing assessment of whether we have the power to direct the activities that most significantly impact the joint venture's economic performance. We may be unable to consolidate this joint venture in the future, if we no longer meet the requirements for consolidation as a variable interest entity.
We plan to enter into arrangements with Brazilian sugar and ethanol producers to produce a substantial portion of our products, and if we are not able to complete these arrangements in a timely manner and on terms favorable to us, our business will be adversely affected.
To expand our production in Brazil beyond that of our initial production facilities with Biomin, Usina São Martinho and Paraíso Bioenergia, we intend to enter into agreements with sugar and ethanol producers in Brazil that require them to make a substantial capital or operating contribution to produce our renewable products. In return, we expect to provide them with a share of the higher gross margin we believe we will realize from the sale of these products relative to their existing products. There can be no assurance that a sufficient number of Brazilian sugar and ethanol mill owners will accept the opportunity to partner with us for the production of our products, whether on those terms or at all. Reluctance on the part of mill owners may be caused, for example, by their failure to understand our technology or product opportunities or agree with the greater economic benefits that we believe they can achieve from partnering with us. Mill owners may also be reluctant or unable to obtain needed capital, or they may be limited by existing contractual obligations with other third parties, liability, health and safety concerns, additional maintenance, training, operating and other ongoing expenses. We have entered into letters of intent with certain Brazilian sugar and ethanol producers to produce our products and Usina São Martinho has the option for production at a second mill, but these do not bind either the mill owner or us to enter into and proceed with a formal relationship. In addition, there are numerous issues regarding these mill relationships that must be successfully negotiated with each of the mill owners and we may not be successful in completing these negotiations. Even if sugar and ethanol producers are willing to build new facilities and produce our products, they may do so only on economic terms that place more of the cost, or confer less of the economic return, on us than we currently anticipate. If we are not successful in negotiations with sugar and ethanol mill owners, our cost of gaining this production capacity may be higher than we anticipate in terms of up-front costs, capital expenditure or lost future returns, and we may not gain the production base that we need in Brazil to allow us to grow our business.
Building new, bolt-on facilities adjacent to existing sugar and ethanol mills for production of our products requires significant capital, and if mill owners are unwilling to contribute capital, or do not have or have access to this capital, production of our products would be more limited or more expensive than expected and our business would be harmed.
We expect to expand our production capacity using a capital light approach, through which mill owners would invest a substantial portion or all of the capital needed to build our bolt-on production facilities, in exchange for a share of the higher gross margin from the sale of our renewable chemicals and fuels, as compared to their current products. Mill owners may perceive this construction as a costly process requiring substantial capital or operating contribution. Mill owners may not have sufficient capital of their own for this purpose or may not be willing or able to secure financing. As a result, they may choose not to contribute the amount of capital that we anticipate or may need to seek external sources of financing, which may not be available. If the mill owner needs to obtain financing through debt, we may be required to provide a guarantee. Furthermore, even if we are able to establish mill relationships where mill owners contribute desired levels of capital, we will be required to contribute significant capital ourselves, as is the case with the facilities at Biomin, Usina São Martinho and Paraíso Bioenergia. As we add relationships and commit to building additional production facilities, we will require additional financial resources to finance such projects, which could include equity financing, debt and additional contributions from existing and new collaboration partners.
Even if sugar and ethanol producers are attracted to the opportunity, they may not attract the credit that they need or want to do so. In the past, Brazil has experienced very high rates of inflation, and the government's measures to control inflation have often included maintaining a tight monetary policy with high interest rates, restricting the availability of credit. Limitations in the credit markets that would impede or prevent this kind of financing could adversely affect our ability to develop the production capacity needed to allow us to grow our business.
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
We anticipate that the production of our products will require large volumes of feedstock and, initially, we will rely primarily on Brazilian sugarcane. We cannot predict the future availability of feedstock or be sure that our mill partners, which we expect to supply the sugarcane necessary to produce our products in Brazil, will be able to supply it in sufficient quantities or in a timely manner. Crop yields and sugar content depend on weather conditions, such as rainfall and temperature, that vary. Weather conditions have historically caused volatility in the ethanol and sugar industries by causing crop failures or reduced harvests. Excessive rainfall can adversely affect the supply of sugarcane available for the production of our products by reducing the sucrose content and limiting growers' ability to harvest. Crop disease and pestilence can also occur from time to time and can adversely affect sugarcane growth, potentially rendering useless or unusable all or a substantial portion of affected harvests. The limited amount of time during which sugarcane keeps its sugar content after harvest and the fact that sugarcane is not itself a traded commodity increases these risks and limits our ability to substitute supply in the event of such an occurrence. If Brazilian sugarcane production is adversely affected by these or other conditions, our ability to produce our products will be impaired, and our business will be adversely affected.
An increase in the price and profitability of ethanol and sugar relative to our products could adversely affect our arrangements with sugar and ethanol producers in Brazil.
In order to induce owners of sugar and ethanol facilities in Brazil to produce our products, we plan to compensate them for the feedstock consumed in the production of our products in an amount equal to the revenue they would have realized had they instead produced their traditional products, plus any incremental costs incurred in the production of our products over their usual production costs. Finally, as we sell our products, we expect to share a portion of the realized gross margin with these mill owners. An increase in the price of ethanol or sugar relative to the price at which we can sell our products could result in the cost of our products increasing without a corresponding increase in the price at which we can sell our products. In this event our results of operations would be adversely affected. If ethanol prices are sufficiently high that the return from converting a given amount of sugarcane to ethanol exceeds the return from converting that amount of sugarcane into our products, then we will have to compensate the mill owner for that loss or risk the mill owner reverting to the production of ethanol and not producing our products at all. Many factors could cause this unfavorable price dislocation. If sugar prices increase over a sustained period of time, this may encourage sugar production at the expense of ethanol in mills with flexibility to produce both products, which in turn could cause domestic prices in Brazilian reais for ethanol to increase. In addition, the Brazilian government currently requires the use of anhydrous ethanol as a gasoline additive. Any change in these government policies could affect ethanol demand in a way that discourages mill owners from producing our products.
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
For the foreseeable future, we will be subject to risks associated with the concentration of essential product sourcing and operations in Brazil. In the past, the Brazilian economy was characterized by frequent and occasionally extensive intervention by the Brazilian government and unstable economic cycles. The Brazilian government has changed in the past, and may change in the future, monetary, taxation, credit, tariff and other policies to influence the course of Brazil's economy. For example, the government's actions to control inflation have at times involved setting wage and price controls, adjusting interest rates, imposing taxes and exchange controls and limiting imports into Brazil. We have no control over, and cannot predict, what policies or actions the Brazilian government may take in the future. For example, the Brazilian government may take actions to support state-controlled entities in our industry that could adversely affect us. Our business, financial performance and prospects may be adversely affected by, among others, the following factors:

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
The markets we intend to enter first are primarily those for specialty chemical products used by large consumer products or specialty chemical companies. In entering these markets, we intend to sell our products as alternatives to chemicals currently in use, and in some cases the chemicals that we seek to replace have been used for many years. The potential customers for our molecules generally have well developed manufacturing processes and arrangements with suppliers of the chemical components of their products and may have a resistance to changing these processes and components. These potential customers frequently impose lengthy and complex product qualification procedures on their suppliers, influenced by consumer preference, manufacturing considerations such as process changes and capital and other costs associated with transitioning to alternative components, supplier operating history, regulatory issues, product liability and other factors, many of which are unknown to, or not well understood by, us. Satisfying these processes may take many months or years. If we are unable to convince these potential customers that our products are comparable to the chemicals that they currently use or that the use of our products is otherwise to their benefits, we will not be successful in entering these markets and our business will be adversely affected.
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
Our technology provides us with the capability to genetically engineer microbes to produce potentially thousands of types of molecules. In order to grow our business over time we will need to, and we intend to, commit substantial resources, alone or with collaboration partners, to the development and analysis of these new molecules and the new pathways, or microbial strains, required to produce them. There is no guarantee that we will be successful in creating microbial strains that are capable of producing each target molecule. For example, some target molecules may be “toxic” to the microbe, which means that the production of the molecule kills the microbe. Other molecules may be biologically producible in small amounts but cannot be produced in quantities adequate for commercial production. Alternatively, the compounds are produced in adequate quantities but because they are volatile, we are unable to capture the compounds in commercially adequate quantities. In addition, some of our microbes may have longer production cycles that may make production of the target molecules more costly. If we are unable to resolve issues of this nature, we may not be able to expand our product line to introduce new sources of future revenues.
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
If our capital resources are insufficient to meet our capital requirements, we will have to raise additional funds. If future financings involve the issuance of equity securities, our existing stockholders would suffer dilution. If we are able to raise additional debt financing, we may be subject to restrictive covenants that limit our ability to conduct our business. We may not be able to raise sufficient additional funds on terms that are favorable to us, if at all. If we fail to raise sufficient funds and continue to incur losses, our ability to fund our operations, take advantage of strategic opportunities, develop and commercialize products or technologies, or otherwise respond to competitive pressures could be significantly limited. If this happens, we may be forced to delay or terminate research and development programs or the commercialization of products resulting from our technologies, curtail or cease operations, or obtain funds through collaborative and licensing arrangements that may require us to relinquish commercial rights, or grant licenses on terms that are not favorable to us. If adequate funds are not available, we will not be able to successfully execute our business plan or continue our business.
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
We have experienced, and may continue to experience, expansion of our business as we continue to make efforts to develop and bring our products to market. We have grown from 18 employees at the end of 2005 to 221 employees at the end of 2009 and

426 at June 30, 2011. We are working simultaneously on multiple projects to develop, produce and commercialize several types of renewable chemicals and fuels. Our growth and diversified operations have placed, and may continue to place, significant demands on our management and our operational and financial infrastructure. In particular, continued growth could strain our ability to:

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
Our commercial success will depend substantially on our ability to obtain patents and maintain adequate legal protection for our technologies and product candidates in the U.S. and other countries. As of June 30, 2011, we had 48 issued U.S. and foreign patents and 253 pending U.S. and foreign patent applications that are owned by or licensed to us. We will be able to protect our proprietary rights from unauthorized use by third parties only to the extent that our proprietary technologies and future products are covered by valid and enforceable patents or are effectively maintained as trade secrets.
We apply for patents covering both our technologies and product candidates, as we deem appropriate. However, we may fail to apply for patents on important technologies or product candidates in a timely fashion, or at all. Our existing and future patents may not be sufficiently broad to prevent others from practicing our technologies or from developing competing products or technologies. In addition, the patent positions of companies like ours are highly uncertain and involve complex legal and factual questions for which important legal principles remain unresolved. No consistent policy regarding the breadth of patent claims has emerged to date in the U.S. and the landscape is expected to become even more uncertain in view of recent rule changes by the Patent and Trademark Office, or USPTO, the introduction of patent reform legislation in Congress and recent decisions in patent law cases by the U.S. Supreme Court. In addition, we obtained certain key U.S. patents using a procedure for accelerated examination recently implemented by the USPTO which requires special activities and disclosures that may create additional risks related to the validity or enforceability of the U.S. patents so obtained. The patent situation outside of the U.S. is even less predictable. As a result, the validity and enforceability of patents cannot be predicted with certainty. Moreover, we cannot be certain whether:

•	we or our licensors were the first to make the inventions covered by each of our issued patents and pending patent applications;

•	we or our licensors were the first to file patent applications for these inventions;

•	others will independently develop similar or alternative technologies or duplicate any of our technologies;

•	any of our or our licensors' patents will be valid or enforceable;

•	any patents issued to us or our licensors will provide us with any competitive advantages, or will be challenged by third parties;

•	we will develop additional proprietary products or technologies that are patentable; or

•	the patents of others will have an adverse effect on our business.
We do not know whether any of our patent applications or those patent applications that we license will result in the issuance of any patents. Even if patents are issued, they may not be sufficient to protect our technology or product candidates. The patents we own or license and those that may be issued in the future may be challenged, invalidated, rendered unenforceable, or circumvented, and the rights granted under any issued patents may not provide us with proprietary protection or competitive advantages. In particular, U.S. patents we obtained using the USPTO accelerated examination program may introduce additional risks to the validity or enforceability of some or all of these specially-obtained U.S. patents if validity or enforceability are challenged. Moreover, third parties could practice our inventions in territories where we do not have patent protection or in territories where they could obtain a compulsory license to our technology where patented. Such third parties may then try to import products made using our inventions into the U.S. or other territories. Additional uncertainty may result from potential passage of patent reform legislation by the U.S. Congress, legal precedent by the U.S. Federal Circuit and Supreme Court as they determine legal issues concerning the scope and construction of patent claims and inconsistent interpretation of patent laws by the lower courts. Accordingly, we cannot ensure that any of our pending patent applications will result in issued patents, or even if issued, predict the breadth, validity and enforceability of the claims upheld in our and other companies' patents.
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
We rely on trade secrets to protect some of our technology, particularly where we do not believe patent protection is appropriate or obtainable. However, trade secrets are difficult to maintain and protect. Our strategy for contract manufacturing and scale-up of commercial production requires us to share confidential information with our Brazilian business partners and other parties. Our product development collaborations with third parties, including with Total, require us to share confidential information, including with employees of Total who are seconded to Amyris during the term of the collaboration. While we use reasonable efforts to protect our trade secrets, our or our business partners' employees, consultants, contractors or scientific and other advisors may unintentionally or willfully disclose our proprietary information to competitors. Enforcement of claims that a third party has illegally obtained and is using trade secrets is expensive, time consuming and uncertain. In addition, foreign courts are sometimes less willing than U.S. courts to protect trade secrets. If our competitors independently develop equivalent knowledge, methods and know-how, we would not be able to assert our trade secrets against them. We require new employees and consultants to execute confidentiality agreements upon the commencement of an employment or consulting arrangement with us. These agreements generally require that all confidential information developed by the individual or made known to the individual by us during the course of the individual's relationship with us be kept confidential and not disclosed to third parties. These agreements also generally provide that inventions conceived by the individual in the course of rendering services to us shall be our exclusive property. Nevertheless, our proprietary information may be disclosed, or these agreements may be unenforceable or difficult to enforce. Additionally, trade secret law in Brazil differs from that in the U.S. which requires us to take a different approach to protecting our trade secrets in Brazil. Some of these approaches to trade secret protection may be novel and untested under Brazilian law and we cannot guarantee that we would prevail if our trade secrets are contested in Brazil. If any of the above risks materializes our failure to obtain or maintain trade secret protection could adversely affect our competitive business position.
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

•	substantial damages for past infringement, which we may have to pay if a court determines that our product candidates or technologies infringe a competitor's patent or other proprietary rights;

•	a court prohibiting us from selling or licensing our technologies or future products unless the holder licenses the patent or other proprietary rights to us, which it is not required to do; and

•	if a license is available from a third party, we may have to pay substantial royalties or grant cross licenses to our patents or proprietary rights.
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
We may need to commence litigation to enforce our intellectual property rights, which would divert resources and management's time and attention and the results of which would be uncertain.
Enforcement of claims that a third party is using our proprietary rights without permission is expensive, time consuming and uncertain. Litigation would result in substantial costs, even if the eventual outcome is favorable to us and would divert management's attention from our business objectives. In addition, an adverse outcome in litigation could result in a substantial loss of our proprietary rights and we may lose our ability to exclude others from practicing our technology or producing our product candidates.
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
Our business involves complex, global operations across a variety of markets and requires a management team and employee workforce that is knowledgeable in the many areas in which we operate. The loss of any key member of our management or key technical and operational employees, or the failure to attract or retain such employees could prevent us from developing and commercializing our products for our target markets and executing our business strategy. We may not be able to attract or retain qualified employees in the future due to the intense competition for qualified personnel among biotechnology and other technology-

based businesses, particularly in the renewable fuels area, or due to the availability of personnel with the qualifications or experience necessary for our business. If we are not able to attract and retain the necessary personnel to accomplish our business objectives, we may experience staffing constraints that will adversely affect our ability to meet the demands of our collaborators and customers in a timely fashion or to support our internal research and development programs. In particular, our product and process development programs are dependent on our ability to attract and retain highly skilled technical and operational personnel. Competition for such personnel from numerous companies and academic and other research institutions may limit our ability to do so on acceptable terms. All of our employees are at-will employees, which mean that either the employee or we may terminate their employment at any time.
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
From time to time, we may in the ordinary course of business be named as a defendant in lawsuits, claims and other legal proceedings. These actions may seek, among other things, compensation for alleged personal injury, worker's compensation, employment discrimination, breach of contract, property damages, civil penalties and other losses of injunctive or declaratory relief. In the event that such actions or indemnities are ultimately resolved unfavorably at amounts exceeding our accrued liability, or at material amounts, the outcome could materially and adversely affect our reputation, business and results of operations. In addition, payments of significant amounts, even if reserved, could adversely affect our liquidity position.
If we fail to maintain an effective system of internal controls, we might not be able to report our financial results accurately or prevent fraud; in that case, our stockholders could lose confidence in our financial reporting, which would harm our business and could negatively impact the price of our stock.
Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. In addition, Section 404 of the Sarbanes-Oxley Act of 2002 will require us and our independent registered public accounting firm to evaluate and report on our internal control over financial reporting beginning with our Annual Report on Form 10-K for the year ending December 31, 2011. The process of implementing our internal controls and complying with Section 404 will be expensive and time consuming, and will require significant attention of management. We cannot be certain that these measures will ensure that we implement and maintain adequate controls over our financial processes and reporting in the future. In addition, to the extent we create joint ventures or have any variable interest entities and the financial statements of such entities are not prepared by us, we will not have direct control over their financial statement preparation. As a result, we will, for our financial reporting, depend on what these entities report to us, which could result in us adding monitoring and audit processes and increase the difficulty of implementing and maintaining adequate controls over our financial processes and reporting in the future. This may be particularly true where we are establishing such entities with commercial partners that do not have sophisticated financial accounting processes in place, or where we are entering into new relationships at a rapid pace, straining our integration capacity. Additionally, if we do not receive the information from the joint venture or variable interest entity on a timely basis, this could cause delays in our external reporting. Even if we conclude, and our independent registered public accounting firm concurs, that our internal control over financial reporting provides reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, because of its inherent limitations, internal control over financial reporting may not prevent or detect fraud or misstatements. Failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our results of operations or cause us to fail to meet our reporting obligations. If we or our independent registered public accounting firm discover a material weakness, the disclosure of that fact, even if quickly remedied, could reduce the market's confidence in our financial statements and harm our stock price. In addition, a delay in compliance with Section 404 could subject us to a variety of administrative sanctions, including SEC action, ineligibility for short form resale registration, the suspension or delisting of our common stock from the stock exchange on which it is listed and the inability of registered broker-dealers to make a market in our common stock, which would further reduce our stock price and could harm our business.
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
We have been awarded a $24.3 million “Integrated Bio-Refinery” grant from the U.S. Department of Energy, or DOE. The terms of this grant make the funds available to us to leverage and expand our existing Emeryville, California, pilot plant and support laboratories to develop U.S.-based production capabilities for renewable fuels and chemicals derived from sweet sorghum. Generally, government grant agreements have fixed terms and may be terminated, modified or recovered by the granting agency under certain conditions. For example, our grant requires us to implement substantial reporting, governance and other processes to comply with the grant contract, and we are subject to audits and reviews by government agencies with respect to such compliance. We have limited experience in complying with such government contract requirements, and any compliance failures can result in additional audits, burdensome corrective action plans, and significant penalties, up to and including termination, modification and recovery of the grant by the granting agency. Our first DOE audit was performed in 2011 for the year ended December 31, 2010, and as a result of the audit we were required to implement a corrective action plan with respect to certain administrative requirements. If the DOE terminates its grant agreement with us, our U.S.-based research and development activities could be impaired, which could harm our business.
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
The market price of our common stock could be subject to significant fluctuations and it may decline below the initial public offering price. Market prices for securities of early stage companies have historically been particularly volatile. Such fluctuations could be in response to, among other things, the factors described in this “Risk Factors” section or elsewhere in this registration statement, or other factors, some of which are beyond our control, such as:

•	fluctuations in our financial results or outlook or those of companies perceived to be similar to us;

•	changes in estimates of our financial results or recommendations by securities analysts;

•	changes in market valuations of similar companies;

•	changes in the prices of commodities associated with our business such as sugar, ethanol and petroleum;

•	changes in our capital structure, such as future issuances of securities or the incurrence of debt;

•	announcements by us or our competitors of significant contracts, acquisitions or strategic alliances;

•	regulatory developments in the U.S., Brazil, and/or other foreign countries;

•	litigation involving us, our general industry or both;

•	additions or departures of key personnel;

•	investors' general perception of us; and

•	changes in general economic, industry and market conditions.

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
In the past, many companies that have experienced volatility in the market price of their stock have become subject to securities class action litigation. We may be the target of this type of litigation in the future. Securities litigation against us could result in substantial costs and divert our management's attention from other business concerns, which could seriously harm our business.
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
As of June 30, 2011, our executive officers, directors, current ten percent or greater stockholders and entities affiliated with them together beneficially owned approximately 40.1% and a single stockholder-Total-held approximately 21.5% of our outstanding common stock, respectively. This significant concentration of share ownership may adversely affect the trading price for our common stock because investors often perceive disadvantages in owning stock in companies with controlling stockholders. Also, these stockholders, acting together, will be able to control our management and affairs and matters requiring stockholder approval, including the election of directors and the approval of significant corporate transactions, such as mergers, consolidations or the sale of substantially all of our assets. Consequently, this concentration of ownership may have the effect of delaying or preventing a change of control, including a merger, consolidation or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control, even if that change of control would benefit our other stockholders.
A significant portion of our total outstanding shares recently became available for sale on the public market, and the increased supply of stock could cause the market price of our common stock to drop significantly, even if our business is doing well.
All of the shares sold in our initial public offering are freely tradable without restrictions or further registration under the federal securities laws, unless purchased by our “affiliates” as that term is defined in Rule 144 under the Securities Act of 1933, as amended, or the Securities Act. Substantially all the remaining shares of our outstanding common stock became eligible for sale in the public market beginning following the expiration in late March 2011 of the lock-up agreements relating to our initial public offering (approximately 38.3 million shares of 44.4 million shares outstanding as of March 31, 2011), subject in certain circumstances to the volume, manner of sale and other limitations under Rule 144. Additionally, we have registered all shares of our common stock that we may issue under our equity incentive plans. These shares can be freely sold in the public market upon issuance, unless pursuant to their terms these stock awards have transfer restrictions attached to them. Sales of a substantial number of shares of our common stock, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock.

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
We do not anticipate declaring any cash dividends to holders of our common stock in the foreseeable future. In addition, certain of our equipment leases and credit facilities currently restrict our ability to pay dividends. Consequently, investors may need to rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investment. Investors seeking cash dividends should not purchase our common stock.
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
Section 203 of the Delaware General Corporation Law prohibits, subject to some exceptions, “business combinations” between a Delaware corporation and an “interested stockholder,” which is generally defined as a stockholder who becomes a beneficial owner of 15% or more of a Delaware corporation's voting stock, for a three-year period following the date that the stockholder became an interested stockholder. We have agreed to opt out of Section 203 through our certificate of incorporation, but our certificate of incorporation contains substantially similar protections to our company and stockholders as those afforded under Section 203, except that we have agreed with Total that it and its affiliates will not be deemed to be “interested stockholders” under such protections.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(b) Use of Proceeds from Public Offering of Common Stock

Our initial public offering of common stock was effected through a Registration Statement on Form S-1 (File No. 333-164593) that was declared effective by the SEC on September 27, 2010. The net offering proceeds to us, after deducting underwriting discounts and commissions and offering costs, were approximately $85.5 million. Of the net proceeds, as of June 30, 2011, $35.6 million has been used for capital expenditures, including deposits on capital expenditures, and approximately $2.9 million has been used for debt reduction and payment of capital lease obligations. At June 30, 2011, the remainder of the net proceeds was invested in short-term, interest-bearing investment grade securities. We expect that our use of the net proceeds from the initial public offering will conform to the intended use of proceeds as described in our initial public offering prospectus dated September 27, 2010.

Item 6. Exhibits

The exhibits listed in Exhibit Index immediately preceding the exhibits are filed (other than exhibits 32.01, 32.02 and 101) as part of this Quarterly Report on Form 10-Q and such Exhibit Index is incorporated herein by reference.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMYRIS, INC.

Dated: August 11, 2011	By:	/S/ JOHN G. MELO
John G. Melo President and Chief Executive Officer (Principal Executive Officer)

Dated: August 11, 2011	By:	/S/ JERYL HILLEMAN
Jeryl Hilleman Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Index		Previously Filed				Filed Herewith
	Description	Form	File No.	Filing Date	Exhibit

3.01	Restated Certificate of Incorporation	10-Q	001-34885	November 10, 2010	3.01

3.02	Restated Bylaws	10-Q	001-34885	November 10, 2010	3.02

10.01*	Joint Venture Implementation Agreement dated June 3, 2011 among Amyris, Inc., Amyris Brasil S.A., Cosan Combustíveis e Lubrificantes S.A. and Cosan S.A. Indústria e Comércio					X

10.02*	Shareholders' Agreement dated June 3, 2011 among Amyris Brasil S.A., Cosan Combustíveis e Lubrificantes S.A. and Novvi S.A.					X

10.03	Amendment No. 3 to Uncommitted Credit Facility Letter dated February 7, 2011 between Amyris, Inc., BNP Paribas and Amyris Fuels, LLC					X

10.04	Amendment No. 4 to Uncommitted Credit Facility Letter dated May 24, 2011 between Amyris, Inc., BNP Paribas and Amyris Fuels, LLC					X

10.05**	Offer Letter, dated November 9, 2009, between Amyris, Inc. and Peter Boynton					X

10.06**	Letter Confirming Amended and Restated Terms of Employment, dated April 18, 2011, between Amyris, Inc. and Mario Portela					X

10.07**	Compensation arrangements between Amyris, Inc. and its executive officers					X†

31.01	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(c) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.02	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(c) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.01††	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.02††	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

Exhibit Index		Previously Filed				Filed Herewith
	Description	Form	File No.	Filing Date	Exhibit

101#
The following financial statements from Amyris Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statement of Stockholders' Equity; (iv) the Condensed Consolidated Statements of Cash Flows; and (v) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.
X

*	Portions of this exhibit have been omitted pending a determination by the Securities and Exchange Commission as to whether these portions should be granted confidential treatment.

**	Indicates management contract or compensatory plan or arrangement.

†	Description contained in Amyris, Inc.’s Current Reports on Form 8-K filed with the Securities and Exchange Commission on March 7, 2011 and May 2, 2011 incorporated herein by reference.

††
This certification shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or Exchange Act, or otherwise subject to the liability of that Section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended or the Exchange Act of 1934.

#
Pursuant to applicable securities laws and regulations, the Company is deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and is not subject to liability under any anti-fraud provisions of the federal securities laws as long as the Company has made a good faith attempt to comply with the submission requirements and promptly amends the interactive data files after becoming aware that the interactive data files fails to comply with the submission requirements.  These interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act, are deemed not filed for purposes of section 18 of the Exchange Act and otherwise are not subject to liability under these sections.