Form 10-Q
period 2011-09-30
AMYRIS, INC.
filed 2011-11-09
CIK 1365916

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011
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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 28, 2011
Common Stock, $0.0001 par value per share	45,554,640 shares

AMYRIS, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2011

PART I: FINANCIAL INFORMATION

Amyris, Inc.
Condensed Consolidated Balance Sheets
(In Thousands, Except Share and Per Share Amounts)
(Unaudited)

	September 30, 2011	December 31, 2010
Assets
Current assets:
Cash and cash equivalents	$106,142	$143,060
Short-term investments	17,652	114,873
Accounts receivable	4,982	5,215
Inventories	8,492	4,006
Prepaid expenses and other current assets	9,432	2,905
Total current assets	146,700	270,059
Property and equipment, net	115,850	54,847
Other assets	38,752	32,547
Total assets	$301,302	$357,453
Liabilities and Equity
Current liabilities:
Accounts payable	$25,246	$7,116
Deferred revenue	2,044	565
Accrued and other current liabilities	30,333	14,795
Capital lease obligation, current portion	2,931	2,854
Debt, current portion	2,336	1,911
Total current liabilities	62,890	27,241
Capital lease obligation, net of current portion	905	3,091
Long-term debt, net of current portion	9,970	4,734
Deferred rent, net of current portion	10,290	11,186
Deferred revenue, net of current portion	4,238	1,130
Other liabilities	9,434	2,523
Total liabilities	97,727	49,905
Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock - $0.0001 par value, 5,000,000 shares authorized, none issued and outstanding.	—	—
Common stock - $0.0001 par value, 100,000,000 shares authorized as of September 30, 2011 and December 31, 2010; 45,160,247 shares and 43,847,425 shares issued and outstanding as of September 30, 2011 and December 31, 2010, respectively.	5	4
Additional paid-in capital	530,847	506,988
Accumulated other comprehensive income (loss)	(5,451)	2,872
Accumulated deficit	(321,760)	(202,318)
Total Amyris, Inc. stockholders’ equity	203,641	307,546
Noncontrolling interest	(66)	2
Total equity	203,575	307,548
Total liabilities and equity	$301,302	$357,453
See the accompanying notes to the unaudited condensed consolidated financial statements.

Amyris, Inc.
Condensed Consolidated Statements of Operations
(In Thousands, Except Share and Per Share Amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenues
Product sales	$31,162	$22,055	$92,998	$42,037
Grants and collaborations revenue	5,114	2,170	12,454	8,545
Total revenues	36,276	24,225	105,452	50,582
Cost and operating expenses
Cost of product sales	35,729	22,900	99,247	43,032
Research and development	23,441	14,701	66,622	38,293
Sales, general and administrative	21,174	10,484	59,401	29,385
Restructuring income	—	(2,061)	—	(2,061)
Total cost and operating expenses	80,344	46,024	225,270	108,649
Loss from operations	(44,068)	(21,799)	(119,818)	(58,067)
Other income (expense):
Interest income	609	702	1,250	1,264
Interest expense	(291)	(524)	(1,172)	(1,284)
Other income, net	310	1,013	160	953
Total other income	628	1,191	238	933
Loss before income taxes	$(43,440)	$(20,608)	$(119,580)	$(57,134)
Provision for income taxes	(474)	—	(299)	—
Net loss	$(43,914)	$(20,608)	$(119,879)	$(57,134)
Net loss attributable to noncontrolling interest	224	477	437	907
Net loss attributable to Amyris, Inc.	$(43,690)	$(20,131)	$(119,442)	$(56,227)
Deemed dividend related to the beneficial conversion feature of Series D convertible preferred stock and conversion of Amyris Brasil S.A. shares held by third parties	—	(42,009)	—	(42,009)
Net loss attributable to Amyris, Inc. common stockholders	$(43,690)	$(62,140)	$(119,442)	$(98,236)
Net loss per share attributable to common stockholders, basic and diluted	$(0.97)	$(11.89)	$(2.68)	$(19.26)
Weighted-average shares of common stock outstanding used in computing net loss per share of common stock, basic and diluted	45,031,613	5,227,689	44,507,686	5,099,635
See the accompanying notes to the unaudited condensed consolidated financial statements.

Amyris, Inc.
Condensed Consolidated Statement of Stockholders’ Equity
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total Equity
(In Thousands, Except Share Amounts)	Shares	Amount
December 31, 2010	43,847,425	$4	$506,988	$(202,318)	$2,872	$2	$307,548
Issuance of common stock upon exercise of stock options, net of restricted stock	1,230,867	1	5,023	—	—	—	5,024
Issuance of common stock upon net exercise of warrants	77,087	—	—	—	—	—	—
Shares issued from restricted stock unit settlement	6,005	—	—	—	—	—	—
Repurchase of common stock	(1,137)	—	—	—	—	—	—
Stock-based compensation	—	—	18,836	—	—	—	18,836
Fair value of assets and liabilities assigned to noncontrolling interest	—	—	—	—	—	369	369
Components of comprehensive income (loss)
Change in unrealized loss on investments	—	—	—	—	(5)	—	(5)
Foreign currency translation adjustment, net of tax	—	—	—	—	(8,318)	—	(8,318)
Net loss	—	—	—	(119,442)	—	(437)	(119,879)
Total comprehensive loss							(128,202)
September 30, 2011	45,160,247	$5	$530,847	$(321,760)	$(5,451)	$(66)	$203,575
See the accompanying notes to the unaudited condensed consolidated financial statements.

Amyris, Inc.
Condensed Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	Nine Months Ended September 30,
	2011	2010
Operating activities
Net loss	$(119,879)	$(57,134)
Adjustments to reconcile net loss to net cash used in operating activities:
Convertible preferred stock warrants	—	33
Depreciation and amortization	7,728	5,300
Inventory write-down to net realizable value	2,468	—
Loss on the sale of investments	—	(4)
Stock-based compensation	18,836	6,908
Amortization of premium on investments	630	895
Change in fair value of convertible preferred stock warrant liability	—	(929)
Restructuring income	—	(2,061)
Other noncash (income) expenses	(79)	67
Changes in assets and liabilities:
Accounts receivable	234	(2,989)
Inventories	(7,091)	(1,243)
Prepaid expenses and other assets	(1,134)	1,449
Accounts payable	10,993	4,412
Restructuring	—	(511)
Accrued and other long-term liabilities	17,700	2,015
Deferred revenue	4,587	1,458
Deferred rent	(761)	(480)
Net cash used in operating activities	(65,768)	(42,814)
Investing activities
Purchase of short-term investments	(55,286)	(190,408)
Maturities of short-term investments	105,000	53,561
Sales of short-term investments	44,826	28,374
Purchase of long-term investments	—	(7,998)
Change in restricted cash	—	(18)
Acquisition of cash in noncontrolling interest	344	—
Purchase of property and equipment, net of disposals	(54,416)	(8,249)
Deposits on property and equipment	(16,832)	(2,159)
Net cash provided by (used in) investing activities	23,636	(126,897)
Financing activities
Proceeds from issuance of convertible preferred stock, net of issuance costs	—	184,369
Proceeds from issuance of common stock, net of repurchases	4,987	75
Proceeds from equipment financing	—	1,445
Principal payments on capital leases	(2,109)	(2,064)
Proceeds from debt	7,622	—
Principal payments on debt	(3,962)	(9,325)
Proceeds from issuance of common stock in initial public offering, net of underwriting discounts and commission	(497)	75,359
Proceeds from sale of noncontrolling interest	—	7,069
Net cash provided by financing activities	6,041	256,928
Effect of exchange rate changes on cash and cash equivalents	(827)	973
Net increase (decrease) in cash and cash equivalents	(36,918)	88,190
Cash and cash equivalents at beginning of period	143,060	19,188
Cash and cash equivalents at end of period	$106,142	$107,378
See the accompanying notes to the unaudited condensed consolidated financial statements.

Condensed Consolidated Statements of Cash Flows—(Continued)
(In Thousands)
(Unaudited)

	Nine Months Ended September 30,
	2011	2010
Supplemental disclosures of cash flow information:
Cash paid for interest	$1,131	$1,077
Supplemental disclosures of noncash investing and financing activities:
Additions to property and equipment under notes payable	$—	$958
Acquisitions of assets under accounts payable and accrued liabilities	$7,166	$1,901
Capitalization of manufacturing equipment under ASC 840 (see Note 9)	$7,272	$—
Financing of insurance premium under notes payable	$—	$101
Change in unrealized gain (loss) on investments	$(5)	$21
Change in unrealized gain (loss) on foreign currency	$(7,265)	$383
Asset retirement obligation	$—	$175
Warrants issued in connection with the issuance of convertible preferred stock	$—	$507
Accrued deferred offering costs	$—	$1,653
Accrued Series D preferred stock issuance costs	$—	$9
Financing of rent payments under notes payable	$—	$239
Deferred charge asset related to issuance of Series D preferred stock	$—	$27,909
Receivable from stock option exercises	$4	$—
Issuance of common stock upon exercise of warrants	$3,554	$—
Unpaid investment in joint venture	$108	$—
Conversion of convertible preferred stock to common stock	$—	$391,411
Conversion of preferred stock warrants to common stock warrants	$—	$2,318
Conversion of shares of Amyris Brasil S.A. held by third parties into Amyris, Inc. common stock	$—	$11,653
Deemed dividend related to the beneficial conversion feature of Series D convertible preferred stock and Amyris Brasil S.A. shares	$—	$42,009
Transfer of fixed assets to current assets	$886	$—
Acquisition of net assets in noncontrolling interest	$25	$—
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

The Company has incurred significant losses from operations since its inception and its accumulated deficit as of September 30, 2011 was $321.8 million. The Company expects to finance its operations for the foreseeable future with cash and investments currently on hand, with cash inflows from collaboration and grant funding, potential cash contributions from product sales, and with new debt to provide additional working capital and to cover portions of its capital expenditures. As currently contemplated, the Company's operating expenditures, capital expenditures and other strategic plans for the remainder of 2011 and for 2012 require significant inflows of cash from credit facilities and similar sources of indebtedness, as well as funding from collaboration partners, that are not yet subject to definitive agreements or commitments from such parties. In addition, some of the Company's anticipated capital expenditures depend on the Company finding additional sources of funding beyond those the Company has currently identified. If the Company fails to secure any such debt or collaboration cash, it will be required to seek other types of funding (such as corporate debt or equity funding) or to curtail its operations, including through reductions and delays of planned capital expenditures and scaling back operations. If the Company is forced to curtail its operations, it may be unable to proceed with construction of certain planned production facilities, enter into definitive agreements for supply of feedstock and associated milling and production arrangements that are currently subject to letters of intent, commercialize its products within the timeline it expects, or otherwise continue its business as currently contemplated.

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

Amyris, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

Principles of Consolidations

The Company has interests in joint venture entities that are variable interest entities (“VIEs”). Determining whether to consolidate a variable interest entity may require judgment in assessing (i) whether an entity is a VIE and (ii) if the Company is the entity’s primary beneficiary and thus required to consolidate the entity. To determine if the Company is the primary beneficiary of a VIE, the Company evaluates whether it has (i) the power to direct the activities that most significantly impact the VIE’s economic performance and (ii) the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. The Company’s evaluation includes identification of significant activities and an assessment of its ability to direct those activities based on governance provisions and arrangements to provide or receive product and process technology, product supply, operations services, equity funding and financing and other applicable agreements and circumstances. The Company’s assessment of whether it is the primary beneficiary of its VIEs requires significant assumptions and judgment.

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

Customers representing greater than 10% of accounts receivable were as follows:

Customers	September 30, 2011	December 31, 2010
Customer A	19%	36%
Customer B	17%	*
Customer C	15%	**
Customer D	**	28%
 _____________________

*	No outstanding balance

**	Less than 10%

Amyris, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

Customers representing greater than 10% of revenues were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Customers	2011	2010	2011	2010
Customer A	**	33%	17%	16%
Customer B	17%	**	**	**
Customer C	12%	*	**	**
Customer D	*	*	*	16%
Customer E	**	11%	**	**
Customer F	**	**	**	13%
 ___________________
*    Not a customer
* *    Less than 10%

The Company is exposed to counterparty credit risk on all of its derivative commodity instruments. The Company has established and maintains strict counterparty credit guidelines and enters into agreements only with counterparties that are investment grade or better. The Company does not require collateral under these agreements.

Fair Value of Financial Instrument

The Company measures certain financial assets and liabilities at fair value based on the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants. Financial instruments are primarily comprised of money market funds, certificates of deposit, commercial paper, and U.S. government agency securities. Where available, fair value is based on or derived from observable market prices or other observable inputs. Where observable prices or inputs are not available, valuation models are applied. These valuation techniques involve some level of management estimation and judgment, the degree of which is dependent on the price transparency for the instruments or market and the instruments’ complexity.

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

Cash and Cash Equivalents

All highly liquid investments purchased with an original maturity date of 90 days or less at the date of purchase are considered to be cash equivalents. Cash and cash equivalents consist of money market funds, commercial paper, U.S. Government agency securities and various deposit accounts.

Investments
Investments with original maturities greater than 90 days that mature less than one year from the consolidated balance sheet date are classified as short-term investments. The Company classifies investments as short-term or long-term based upon whether such assets are reasonably expected to be realized in cash or sold or consumed during the normal cycle of business. The Company invests its excess cash balances primarily in short-term investment grade commercial paper and corporate bonds, U.S. Government agency securities and notes, and auction rate securities (“ARS”). The Company classifies all of its investments, other than ARS, as available-for-sale and records such assets at estimated fair value in the consolidated balance sheets, with unrealized gains and losses, if any, reported as a component of accumulated other comprehensive income (loss) in stockholders' equity (deficit). Debt securities are adjusted for amortization of premiums and accretion of discounts and such amortization and accretion are reported as a component of interest income. Realized gains and losses and declines in value that are considered to be other than temporary are recognized in the statements of operations. The cost of securities sold is determined on the specific identification method. There were no significant realized gains or losses from sales of debt securities during the three and nine months ended September 30, 2011 and 2010. As of September 30, 2011 and December 31, 2010, the Company did not have any other-than-temporary declines in the fair value of its debt securities.
The Company classified the ARS as trading securities and recorded all changes in fair value as component of other income (expense), net. The underlying securities had stated or contractual maturities that were generally greater than one year. The Company

Amyris, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

estimated the fair value of the ARS using a discounted cash flow model incorporating assumptions that market participants would use in their estimates of fair value. The Company had a put option to sell its ARS at par value. The Company accounted for the put option as a freestanding financial instrument and elected to record it at fair value with changes in fair value recorded as a component of other income (expense), net. As of September 30, 2011 and December 31, 2010, the Company did not hold any ARS due to the liquidation of ARS during the second and third quarters of 2010.

Inventories

Inventories, which consist of ethanol and reformulated ethanol-blended gasoline and farnesene-derived products, are stated at the lower of cost or market and categorized as finished goods, work-in-process or raw material inventories. Cost is computed on a first-in, first-out basis. Inventory costs include transportation costs incurred in bringing the inventory to its existing location.

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

As of September 30, 2011 and December 31, 2010, the Company recorded asset retirement obligations of $957,000 and $984,000, respectively. The related leasehold improvements are being amortized to depreciation expense over the term of the lease or the useful life of the assets, whichever is shorter. Related amortization expense was $4,000 and $31,000 for the three months ended September 30, 2011 and 2010, respectively, and $136,000 and $93,000 for nine months ended September 30, 2011 and 2010, respectively.

The change in the asset retirement obligation is summarized below (in thousands):

Balance at December 31, 2010	$984
Foreign currency impact	(110)
Accretion expenses recorded during the period	83
Balance at September 30, 2011	$957

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

Depreciation and amortization periods for the Company’s property and equipment are as follows:

Machinery and equipment	7 -15 years
Computers and software	3-5 years
Furniture and office equipment	5 years
Vehicles	5 years
Leasehold improvements are amortized on a straight-line basis over the terms of the lease, or the useful life of the assets,

Amyris, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

whichever is shorter.
Computers and software includes internal-use software that is acquired, internally developed or modified to meet the Company's internal needs. Amortization commences when the software is ready for its intended use and the amortization period is the estimated useful life of the software, generally three to five years. Capitalized costs primarily include contract labor and payroll costs of the individuals dedicated to the development of internal-use software. Capitalized software additions totaled approximately $1.2 million and $0.7 million for the nine months ended September 30, 2011 and 2010, respectively, related to software development costs pertaining to the installation of a new financial reporting system. For the nine months ended September 30, 2011 and 2010, $308,000 and $181,000, respectively, of amortization expense was recorded and the total unamortized cost of capitalized software was $2.9 million and $2.1 million, respectively, as of September 30, 2011 and December 31, 2010.

Impairment of Long-Lived Assets

Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, or the estimated useful life is no longer appropriate. If indicators of impairment exist and the undiscounted projected cash flows associated with such assets are less than the carrying amount of the asset, an impairment loss is recorded to write the asset down to their estimated fair values. Fair value is estimated based on discounted future cash flows. There were zero impairment charges recorded during the nine months ended September 30, 2011 and 2010.

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

Revenue Recognition
The Company recognizes revenue from the sale of ethanol and reformulated ethanol-blended gasoline, farnesene-derived products, delivery of research and development services, and governmental grants. Revenue is recognized when all of the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the fee is fixed or determinable, and collectability is reasonably assured.

If sales arrangements contain multiple elements, the Company evaluates whether the components of each arrangement represent separate units of accounting. To date the Company has determined that all revenue arrangements should be accounted for as a single unit of accounting.

Amyris, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

Product Sales
The Company sells ethanol and reformulated ethanol-blended gasoline under short-term agreements at prevailing market prices. Ethanol and reformulated ethanol-blended gasoline sales consists of sales to customers through purchases from third-party suppliers in which the Company takes physical control of the ethanol and reformulated ethanol-blended gasoline and accepts risk of loss. Starting in the second quarter of 2011, the Company began to sell farnesene-derived products, which are procured from contracted third parties. Revenues are recognized, net of discounts and allowances, once passage of title and risk of loss has occurred and contractually specified acceptance criteria have been met, provided all other revenue recognition criteria have also been met.

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

Cost of Product Sales

Cost of product sales consists primarily of cost of purchased ethanol and reformulated ethanol-blended gasoline, terminal fees paid for storage and handling, transportation costs between terminals and changes in the fair value of the derivative commodity instruments. Starting in the second quarter of 2011, cost of product sales also includes production costs of farnesene-derived products.

Shipping and handling costs charged to customers are recorded as revenues. Shipping costs are included in cost of product revenues. Such charges were not significant in any of the periods presented.

Costs of Start-Up Activities

Start-up activities are defined as those one-time activities related to opening a new facility, introducing a new product or service, conducting business in a new territory, conducting business with a new class of customer or beneficiary, initiating a new process in an existing facility, commencing some new operation or activities related to organizing a new entity. All the costs associated with a potential site are expensed and recorded within the selling, general and administrative expenses until the site is considered viable by management, at which time costs would be considered for capitalization based on authoritative accounting literature.

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

Amyris, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

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

Currency Translation

The Brazilian real is the functional currency of the Company’s wholly-owned subsidiary in Brazil and also of the Company’s joint venture with Usina São Martinho. Accordingly, asset and liability accounts of those operations are translated into United States dollars using the current exchange rate in effect at the balance sheet date and equity accounts are translated into United States dollars using historical rates. The revenues and expenses are translated using the exchange rates in effect when the transactions occur. Gains and losses from foreign currency translation adjustments are included as a component of accumulated other comprehensive income (loss) in the consolidated balance sheets.

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

The components of accumulated other comprehensive income are as follows (in thousands):

	September 30, 2011	December 31, 2010
Foreign currency translation adjustment, net of tax	$(5,451)	$2,867
Accumulated unrealized gain on investment	—	5
Total accumulated other comprehensive income (loss)	$(5,451)	$2,872

Net Loss Attributable to Common Stockholders and Net Loss per Share

The Company computes net loss per share in accordance with ASC 260, “Earnings per Share.” Basic net loss per share of common stock is computed by dividing the Company’s net loss attributable to Amyris, Inc. common stockholders by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share of common stock is computed by giving effect to all potentially dilutive securities, including stock options, restricted stock units, common stock warrants,

Amyris, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

convertible preferred stock and convertible preferred stock warrants using the treasury stock method or the as converted method, as applicable. Basic and diluted net loss per share of common stock attributable to Amyris, Inc. stockholders was the same for all periods presented as the inclusion of all potentially dilutive securities outstanding was anti-dilutive. As such, the numerator and the denominator used in computing both basic and diluted net loss are the same for each period presented.

The following table presents the calculation of basic and diluted net loss per share of common stock attributable to Amyris, Inc. common stockholders (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Numerator:
Net loss attributable to Amyris, Inc. common stockholders	$(43,690)	$(62,140)	$(119,442)	$(98,236)
Denominator:
Weighted-average shares of common stock outstanding used in computing net loss per share of common stock, basic and diluted	45,031,613	5,227,689	44,507,686	5,099,635
Net loss per share attributable to common stockholders, basic and diluted	$(0.97)	$(11.89)	$(2.68)	$(19.26)

The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share of common stock for the periods presented because including them would have been antidilutive:

	Nine Months Ended September 30,
	2011	2010
Period-end stock options to purchase common stock	8,353,279	6,833,698
Period-end common stock subject to repurchase	10,335	39,872
Period-end common stock warrants	5,136	195,604
Period-end restricted stock units	375,189	—
Total	8,743,939	7,069,174

Recent Accounting Pronouncements

In October 2009, the FASB issued a new accounting standard that changes the accounting for arrangements with multiple deliverables. Specifically, the new accounting standard requires an entity to allocate arrangement consideration at the inception of an arrangement to all of its deliverables based on their relative selling prices. In addition, the new standard eliminates the use of the residual method of allocation and requires the relative-selling-price method in all circumstances in which an entity recognizes revenue for an arrangement with multiple deliverables. The standard became effective for the Company on January 1, 2011. The adoption of the updated guidance did not have an impact on the Company's consolidated financial position, results of operations or cash flows for the three and nine months ended September 30, 2011 and does not change the units of accounting for its revenue transactions. The new accounting standard, if applied to the year ended December 31, 2010, would not have an impact on revenue for that year.

In January 2010, the FASB issued an amendment to an accounting standard which requires new disclosures for fair value measures and provides clarification for existing disclosure requirements. Specifically, this amendment requires an entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and to describe the reasons for the transfers; and to disclose separately information about purchases, sales, issuances and settlements in the reconciliation for fair value measurements using significant unobservable inputs, or Level 3 inputs. The amendment also clarifies existing disclosure requirements for the level of disaggregation used for classes of assets and liabilities measured at fair value and requires disclosure about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements using Level 2 and Level 3 inputs. The updated guidance is effective for interim or annual reporting periods beginning after December 15, 2009, except for the disclosures regarding the reconciliation of Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

In April 2010, the FASB issued an accounting standard update related to revenue recognition under the milestone method. The standard provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method

Amyris, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

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

In June 2011, the FASB issued an amendment to an accounting standard related to the presentation of the Statement of Comprehensive Income. This amendment will require companies to present the components of net income and other comprehensive income either as one continuous statement or as two consecutive statements. It eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders' equity. The amended guidance is effective for interim and annual periods beginning after December 15, 2011 with full retrospective application required. Early adoption is permitted. The adoption of this amendment concerns disclosure only and the Company is currently assessing the impact it will have on its consolidated financial position, results of operations or cash flows.

3. Fair Value of Financial Instruments

The following tables set forth the Company’s financial instruments that were measured at fair value on a recurring basis by level within the fair value hierarchy. Assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires management to make judgments and consider factors specific to the asset or liability. As of September 30, 2011, the Company’s fair value hierarchy for its financial assets and financial liabilities that are carried at fair value was as follows (in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of September 30, 2011
Financial Assets
Money market funds	$78,237	$—	$—	$78,237
Certificates of Deposit	17,652	—	—	17,652
U.S. Government agency securities	—	—	—	—
Derivative assets	130	—	—	130
Total financial assets	$96,019	$—	$—	$96,019
Financial Liabilities
Derivative liabilities	$—	$—	$—	$—
Total financial liabilities	$—	$—	$—	$—

As of December 31, 2010, the Company’s fair value hierarchy for its financial assets and financial liabilities that are carried at fair value was as follows (in thousands):

Amyris, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2010
Financial Assets
Money market funds	$124,228	$—	$—	$124,228
Certificates of Deposit(1)	9,238	—	—	9,238
U.S. Government agency securities	—	105,635	—	105,635
Total financial assets	$133,466	$105,635	$—	$239,101
Financial Liabilities
Derivative liabilities	$324	$—	$—	$324
Total financial liabilities	$324	$—	$—	$324
______________
(1) Prior year fair value hierarchy now includes certificates of deposits to conform with current period presentation. Such reclassification did not change previously reported consolidated financial statements.

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

Derivative instruments measured at fair value as of September 30, 2011 and December 31, 2010, and their classification on the condensed consolidated balance sheets and condensed consolidated statements of operations, are presented in the following tables (in thousands) except contract amounts:

	Asset/Liability as of
	September 30, 2011		December 31, 2010
Type of Derivative Contract	Quantity of Net Short Contracts	Fair Value	Quantity of Net Short Contracts	Fair Value
Regulated fixed price futures contracts, included as asset in prepaid expenses and other current assets	53	$130	—	$—
Regulated fixed price futures contracts, included as liability in accounts payable	—	$—	92	$324

Type of Derivative Contract	Income Statement Classification	Three Months Ended September 30,		Nine Months Ended September 30,
		2011	2010	2011	2010
		Gain (Losses) Recognized		Gain (Losses) Recognized
Regulated fixed price futures contracts	Cost of product sales	$625	$(1,224)	$(2,103)	$(379)

Amyris, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

4. Balance Sheet Components

Investments

The following table summarizes the Company’s investments as of September 30, 2011 (in thousands):

	September 30, 2011
	Amortized Cost	Unrealized Gain (Loss)	Fair Value
Short-Term Investments
Certificates of Deposit	$17,652	$—	$17,652
Total short-term investments	$17,652	$—	$17,652

The following table summarizes the Company’s investments as of December 31, 2010 (in thousands):

	December 31, 2010
	Amortized Cost	Unrealized Gain (Loss)	Fair Value
Short-Term Investments
U.S. Government agency securities	$105,630	$5	$105,635
Certificates of Deposit	9,238	—	9,238
Total short-term investments	$114,868	$5	$114,873

Inventories

Inventories, net is comprised of the following (in thousands):

	September 30, 2011	December 31, 2010
Raw materials	$1,312	$—
Work-in-process	1,794	—
Finished goods	5,386	4,006
Inventories, net	$8,492	$4,006

Prepaid and Other Current Assets

Prepaid and other current assets is comprised of the following (in thousands):

	September 30, 2011	December 31, 2010
Advances to contract manufacturers	$3,108	$—
Manufacturing catalysts	1,469	—
Advances on manufacturing catalysts	809	—
Interest receivable	—	744
Recoverable VAT and other taxes	752	24
Margin deposits on derivative instruments	523	373
Advances on collaboration services	442	—
Other	2,329	1,764
Prepaid and other current assets	$9,432	$2,905

Amyris, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

Property and Equipment, net

Property and equipment, net is comprised of the following (in thousands):

	September 30, 2011	December 31, 2010
Leasehold improvements	$39,180	$29,445
Machinery and equipment	45,429	22,115
Computers and software	6,115	5,225
Furniture and office equipment	1,862	1,486
Vehicles	602	493
Construction in progress	46,032	12,431
	139,220	71,195
Less: accumulated depreciation and amortization	(23,370)	(16,348)
Property and equipment, net	$115,850	$54,847

Property and equipment includes $9.4 million of machinery and equipment and furniture and office equipment under capital leases as of September 30, 2011 and December 31, 2010. Accumulated amortization of assets under capital leases totaled $4.2 million and $3.0 million as of September 30, 2011 and December 31, 2010, respectively.

Depreciation and amortization expense, including amortization of assets under capital leases, was $3.0 million and $1.9 million for the three months ended September 30, 2011 and 2010, respectively, and was $7.5 million and $5.3 million for the nine months ended September 30, 2011 and 2010, respectively.

Construction in progress as of September 30, 2011 includes $9.9 million of assets accounted for under ASC 840 "Leases" (see Note 9).

Other Assets

Other assets are comprised of the following (in thousands):

	September 30, 2011	December 31, 2010
Deferred charge asset(1)	$22,197	$27,631
Deposits on property and equipment	15,243	4,556
Other	1,312	360
Total other assets	$38,752	$32,547
——————————————————————

(1)	The deferred charge asset relates to the collaboration agreement between the Company and Total (see Note 9).

Amyris, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

Accrued and Other Current Liabilities

Accrued and other current liabilities are comprised of the following (in thousands):

	September 30, 2011	December 31, 2010
Professional services	$4,200	$3,552
Accrued vacation	2,611	1,996
Payroll and related expenses	11,144	2,729
Construction in progress	1,367	2,227
Tax-related liabilities	1,513	1,273
Deferred rent, current portion	1,233	1,099
Customer advances	6,121	—
Refundable exercise price on early exercise of stock options	37	70
Other	2,107	1,849
Total accrued and other current liabilities	$30,333	$14,795

5. Commitments and Contingencies

Capital Leases
In March 2008, the Company executed an equipment financing agreement intended to cover certain qualifying research and laboratory hardware and software. In January 2009, the agreement was amended to increase the financing amount. During the years ended December 31, 2010, 2009 and 2008, the Company financed certain purchases of hardware equipment and software of approximately $1.4 million, $4.8 million and $3.3 million, respectively. Pursuant to the equipment financing agreement, the Company financed the equipment with the transactions representing capital leases. Accordingly, fixed assets and capital lease liabilities were recorded at the present values of the future lease payments of $3.8 million and $5.9 million at September 30, 2011 and December 31, 2010, respectively. The incremental borrowing rates used to determine the present values of the future lease payments was 9.5%. The capital lease obligations expire at various dates, with the latest maturity in March 2013. In connection with the agreement entered into in 2008, the Company issued a warrant to purchase shares of the Company's convertible preferred stock (see Note 10).
The Company recorded interest expense in connection with its capital leases of $126,000 and $205,000 for the three months ended September 30, 2011 and 2010, respectively, and $437,000 and $636,000 for the nine months ended September 30, 2011 and 2010, respectively. Future minimum payments under capital leases as of September 30, 2011, are as follows (in thousands):

Years ending December 31:	Capital Leases
2011 (Three Months)	$849
2012	2,910
2013	391
Thereafter	—
Total future minimum lease payments	4,150
Less: amount representing interest	(314)
Present value of minimum lease payments	3,836
Less: current portion	(2,931)
Long-term portion	$905

Operating Leases
The Company has noncancelable operating lease agreements for office, research and development and manufacturing space in the United States that expire at various dates, with the latest expiration in May 2018 with an estimated annual rent payment of approximately $5.9 million. In addition, the Company leases facilities in Brazil pursuant to noncancelable operating leases that expires at various dates, with the latest expiration in November 2016 with an estimated annual rent payment of approximately

Amyris, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

$467,000.
In 2007, the Company entered into an operating lease for its headquarters in Emeryville, California, with a term of ten years commencing in May 2008. As part of the operating lease agreement, the Company received a tenant improvements allowance of $11.4 million. The Company recorded the allowance as deferred rent and associated expenditures as leasehold improvements that are being amortized over the shorter of their useful life or the term of the lease. In connection with the operating lease, the Company elected to defer a portion of the monthly base rent due under the lease and entered into notes payable agreements with the lessor for the purchase of certain tenant improvements. In October 2010, the Company amended its lease agreement with the lessor of its headquarters, to lease up to approximately 22,000 square feet of research and development and office space. In return for the removal of the early termination clause in its amended lease agreement, the Company received approximately $1.0 million from the lessor in December 2010.
The Company recognizes rent expense on a straight-line basis over the noncancelable lease term and records the difference between cash rent payments and the recognition of rent expense as a deferred rent liability. Where leases contain escalation clauses, rent abatements, and/or concession, such as rent holidays and landlord or tenant incentives or allowances, the Company applies them in the determination of straight-line rent expense over the lease term. Rent expense was $1.2 million and $0.8 million for the three months ended September 30, 2011 and 2010, respectively, and $3.5 million and $2.3 million for the nine months ended September 30, 2011 and 2010, respectively.
The Company has terminalling agreements with terminal storage facility vendors for the storage and handling of products. As of September 30, 2011 the Company had $0.9 million in outstanding commitments under these terminalling agreements of which $0.4 million and $0.5 million are expected to be paid in 2011 and 2012, respectively.
In January 2011, the Company entered into a right of first refusal agreement with respect to a facility and site in Leland, North Carolina leased by Glycotech covering a two year period commencing in January 2011. Under the right of first refusal agreement, the lessor agrees not to sell the facility and site leased by Glycotech during the term of the production service agreement. If the lessor is presented with an offer to sell, or decides to sell, an adjacent parcel, the Company has a right of first refusal to acquire the adjacent parcel or leased property.
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
In August 2011, the Company notified the lessor of its leased office facilities in Brazil of the Company's termination of its existing lease effective November 30, 2011. At the same time, the Company entered into an operating lease for new office facilities in Campinas, Brazil. The new lease has a term of 5 years commencing in November 2011 with an estimated annual rent payment of approximately $467,000.

Amyris, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

Future minimum payments under operating leases as of September 30, 2011, are as follows (in thousands):

Years ending December 31:	Operating Leases - Facilities	Operating Leases - Land	Operating Leases - Equipment	Total Operating Leases
2011 (Three Months)	$1,623	$15	$24	$1,662
2012	6,556	169	16	6,741
2013	6,330	206	—	6,536
2014	6,408	206	—	6,614
2015	6,586	206	—	6,792
Thereafter	15,950	2,389	—	18,339
Total future minimum lease payments	$43,453	$3,191	$40	$46,684

Guarantor Arrangements
The Company has agreements whereby it indemnifies its officers and directors for certain events or occurrences while the officer or director is, or was, serving at the Company's request in such capacity. The term of the indemnification period is for the officer or director's lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a director and officer insurance policy that limits its exposure and enables the Company to recover a portion of any future amounts paid. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal. Accordingly, the Company had no liabilities recorded for these agreements as of September 30, 2011 and December 31, 2010.
The Company has an uncommitted facility letter (“Credit Agreement”) with a financial institution to finance the purchase and sale of fuel and for working capital requirements, as needed. The Company is a parent guarantor for the payment of the outstanding balance under the Credit Agreement. As of September 30, 2011 the Company had $5.4 million in outstanding letters of credit under the Credit Agreement which are guaranteed by the Company and payable on demand. The Credit Agreement is collateralized by a first priority security interest in certain of the Company's present and future assets.
The Company has a facility (“FINEP Credit Facility”) with a financial institution to finance a research and development project on sugarcane-based biodiesel (see Note 6). The FINEP Credit Facility provides for loans of up to an aggregate principal amount of R$6.4 million Brazilian reais (approximately $3.5 million based on the exchange rate at September 30, 2011) which is guaranteed by a chattel mortgage on certain equipment of the Company. The Company's total acquisition cost for the equipment under this guarantee is approximately R$6.0 million Brazilian reais (approximately $3.2 million based on the exchange rate at September 30, 2011). Subject to compliance with certain terms and conditions under the FINEP Credit Facility, four disbursements of the loan will become available to the Company for withdrawal, as described in more detail in Note 6. After the release of the first disbursement, prior to any subsequent drawdown from the FINEP Credit Facility, the Company also needs to provide bank letters of guarantee of up to R$3.3 million Brazilian reais (approximately $1.8 million based on the exchange rate at September 30, 2011).
The Company has a terminalling agreement with a terminal storage facility vendor for storing and handling of products. The Company is a parent guarantor for the payment of the outstanding balance under the Terminalling Agreement. As of September 30, 2011 the Company had $0.4 million in outstanding commitments under the Terminalling Agreement which are guaranteed by the Company and payable on demand.
Under an operating lease agreement for its office facilities in Brazil, which commences November 15, 2011, the Company is required to maintain restricted cash or letters of credit equal to three months rent of approximately R$191,000 Brazilian reais (approximately $103,000 based on the exchange rate at September 30, 2011) as guarantee that the Company will meet its performance obligations under such operating lease agreement.

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

Amyris, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

6. Debt
Debt is comprised of the following (in thousands):

	September 30, 2011	December 31, 2010
Credit facilities	$7,447	$—
Notes payable	3,407	5,668
Loans payable	1,452	977
Total debt	12,306	6,645
Less: current portion	(2,336)	(1,911)
Long-term debt	$9,970	$4,734
Credit Facility
In November 2010, the Company entered into the FINEP Credit Facility with Financiadora de Estudos e Projetos (“FINEP”), a state-owned company subordinated to the Brazilian Ministry of Science and Technology. This FINEP Credit Facility was extended to partially fund expenses related to the Company's research and development project on sugarcane-based biodiesel (“FINEP Project”) and provides for loans of up to an aggregate principal amount of R$6.4 million Brazilian reais (approximately $3.5 million based on the exchange rate at September 30, 2011) which is guaranteed by a chattel mortgage on certain equipment of the Company as well as bank letters of guarantee. Subject to compliance with certain terms and conditions under the FINEP Credit Facility, four disbursements of the loan will become available to the Company for withdrawal. The first disbursement received in February 2011 was approximately R$1.8 million Brazilian reais, and the next three disbursements will each be approximately R$1.6 million Brazilian reais. As of September 30, 2011 and December 31, 2010, there were R$1.8 million Brazilian reais (approximately $0.9 million based on the exchange rate at September 30, 2011) and zero amount outstanding, respectively, under this FINEP Credit Facility.
Interest on loans drawn under this credit facility is fixed at 5.0% per annum. In case of default under or non-compliance with the terms of the agreement, the interest on loans will be dependent on the long-term interest rate as published by the Central Bank of Brazil (“TJLP”). If the TJLP at the time of default is greater than 6.0%, then the interest will be 5.0% + a TJLP adjustment factor otherwise the interest will be at 11.0% per annum. In addition, a fine of up to 10.0% will apply to the amount of any obligation in default. Interest on late balances will be 1.0% interest per month, levied on the overdue amount. Payment of the outstanding loan balance will be made in 81 monthly installments which will commence in July 2012 and extend through March 2019. Interest on loans drawn and other charges are paid on a monthly basis commencing in March 2011.
The FINEP Credit Facility contains the following significant terms and conditions:

•
The Company will share with FINEP the costs associated with the FINEP Project. At a minimum, the Company will contribute from its own funds approximately R$14.5 million Brazilian reais ($7.8 million based on the exchange rate at September 30, 2011) of which R$11.1 million Brazilian reais should have been contributed prior to the release of the second disbursement;

•
After the release of the first disbursement, prior to any subsequent drawdown from the FINEP Credit Facility, the Company must provide bank letters of guarantee of up to R$3.3 million Brazilian reais in aggregate (approximately $1.8 million based on the exchange rate at September 30, 2011);

•	Amounts released from the FINEP Credit Facility must be completely used by the Company towards the FINEP Project within 30 months after the contract execution.
Notes Payable
During the period between May 2008 and October 2008, the Company entered into notes payable agreements with the lessor of its headquarters under which it borrowed a total of $3.3 million for the purchase of tenant improvements, bearing an interest rate of 9.5% per annum and to be repaid over a period of 55 to 120 months. As of September 30, 2011 and December 31, 2010, a principal amount of $2.1 million and $2.4 million, respectively, was outstanding under these notes payable.
During the period between January 2009 and December 2009, the Company entered into notes payable agreements with a service provider in connection with its software implementation under which it borrowed a total of $1.2 million for the payment of implementation services and software licenses, bearing an interest rate of 8.53% per annum and to be repaid over a period of 69 to 83 months. As of September 30, 2011 and December 31, 2010, a principal amount of zero and $1.0 million, respectively,

Amyris, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

was outstanding under these notes payable.
In February 2010, the Company entered into a notes payable agreement with its landlord for a loan of $239,000. The notes are payable in monthly principal and interest installments of $31,000 from June 2010 through January 2011. The notes payable accrue interest at 10.5%. As of September 30, 2011 and December 31, 2010, a principal amount of zero and $31,000, respectively, was outstanding under these notes payable.
During the period between August 2010 and November 2010, the Company entered into notes payable agreements with an equipment financing company under which it borrowed a total of $2.4 million for the purchase of equipment and leasehold improvements. The notes payable bears an interest rate of 16.7% per annum to be repaid over a period of 42 months. As of September 30, 2011 and December 31, 2010, a principal amount of zero and $2.2 million, respectively, was outstanding under these notes payable.
In connection with the operating lease for its headquarters (see Note 5) in Emeryville, California, the Company elected to defer a portion of monthly base rent due under the lease. In June 2011, a deferred rent obligation of $1.5 million resulting from this election became due and payable in 24 equal monthly installments of approximately $63,000. As such, the Company reclassified this obligation from Other Liabilities to Notes Payable. As of September 30, 2011 a principal amount of $1.3 million was outstanding under this note payable.
Loans Payable
In August 2009, the Company entered into a loans payable agreement with the lessor of its headquarters under which it borrowed $750,000. The loan is payable in monthly installments of interest only and unpaid interest and principal is payable in December 2011. Interest accrues at an interest rate of 10.5%. As of September 30, 2011 and December 31, 2010, a principal amount of $750,000, was outstanding under the loan. The notes payable agreement is secured by a $750,000 letter of credit.
In December 2009, the Company entered into a loans payable agreement with the lessor of its Emeryville pilot plant under which it borrowed a total of $250,000, bearing an interest rate of 10% per annum and to be repaid over a period of 96 months. As of September 30, 2011 and December 31, 2010, a principal amount of $210,000 and $228,000, respectively, was outstanding under the loan.
Letters of Credit
In November 2008, the Company entered into an uncommitted facility letter (the “Credit Agreement”) with a financial institution to finance the purchase and sale of fuel and for working capital requirements, as needed. In October 2009, the agreement was amended to decrease the maximum amount that the Company may borrow under such facility. The Credit Agreement, as amended, provides an aggregate maximum availability up to the lower of $20.0 million and the borrowing base as defined in the agreement, and is subject to a sub-limit of $5.7 million for the issuance of letters of credit and a sub-limit of $20.0 million for short-term cash advances for product purchases. The Credit Agreement is collateralized by a first priority security interest in certain of the Company's present and future assets. Amyris is a parent guarantor for the payment of the outstanding balance under the Credit Agreement. Outstanding advances bear an interest rate at the Company's option of the bank's prime rate plus 1.0% or the bank's cost of funds plus 3.5%. As of September 30, 2011, the Company had sufficient borrowing base levels to draw down up to a total of $9.2 million in short term cash advances and $0.3 million available for letters of credit in addition to those outstanding as of September 30, 2011. As of September 30, 2011 and December 31, 2010, the Company had no outstanding advances and had $5.4 million and $4.6 million, respectively, in outstanding letters of credit under the Credit Agreement.
To the extent that amounts under the Credit Agreement remain unused, while the Credit Agreement is in effect and for so long thereafter as any of the obligations under the Credit Agreement are outstanding, the Company will pay an annual commitment fee of $300,000. The Credit Agreement requires compliance with certain customary covenants that require maintenance of certain specified financial ratios and conditions. As of September 30, 2011, the Company was in compliance with its financial covenants under the Credit Agreement.
Revolving Credit Facility
On December 23, 2010, the Company established a revolving credit facility with a financial institution which provides for loans and standby letters of credit of up to an aggregate principal amount of $10.0 million, with a sublimit of $5.0 million on standby letters of credit. Interest on loans drawn under this revolving credit facility will be equal to (i) the Eurodollar Rate plus 3.0%; or (ii) the Prime Rate plus 0.5%. In case of default or non-compliance with the terms of the agreement, the interest on loans will be Prime Rate plus 2.0%. The credit facility is collateralized by a first priority security interest in certain of the Company's present and future assets. It has a $5,000 annual loan fee and contains the following significant financial and non-financial covenants,

Amyris, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

all of which the Company was in compliance as of September 30, 2011:
Financial Covenants: The Company must maintain a liquidity of at least $10 million plus two times its quarterly “Net Cash Used in Operating Activities” calculated using the Company's Condensed Consolidated Statements of Cash Flows reflected in the Company's most recent periodic report filed with the SEC. In addition, as of the end of each fiscal quarter, the Company must maintain a current ratio (current assets to current liabilities) equal to or greater than 2:1.
Financial Statements: The Company must provide financial statements to the lender on a quarterly basis within 60 days after the end of each of the first three quarters of each fiscal year and audited financial statements within 105 days after the end of each fiscal year.
Under this facility, loans aggregating $6.5 million and three letters of credit totaling $3.5 million were outstanding as of September 30, 2011. The outstanding letters of credit serve as security for certain facility leases and expire between November and December 2011 and may be automatically extended for another one-year period.
Future minimum payments under the debt agreements as of September 30, 2011 are as follows (in thousands):

Years ending December 31:	Notes Payable	Loans Payable	Credit Facility
2011(Three Months)	$351	$785	$71
2012	1,405	400	282
2013	770	179	6,583
2014	355	45	55
2015	355	45	55
Thereafter	834	89	1,049
Total future minimum payments	4,070	1,543	8,095
Less: amount representing interest	(663)	(91)	(648)
Present value of minimum debt payments	3,407	1,452	7,447
Less: current portion	(1,202)	(1,134)	—
Noncurrent portion of debt	$2,205	$318	$7,447

7. Joint Ventures

SMA Indústria Química S.A.
On April 14, 2010, the Company established SMA, a joint venture with Usina São Martinho, to build the first facility in Brazil fully dedicated to the production of Amyris renewable products. The new company is located at the Usina São Martinho mill in Pradópolis, São Paulo state. SMA has a 20 year initial term.
Amyris plans to provide genetically engineered yeast to enable SMA to produce Amyris farnesene, or Biofene®, a molecule which may be used as an ingredient in a wide range of consumer and industrial products, including detergents, cosmetics, perfumes and industrial lubricants.
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
Under the joint venture agreements, the Company granted a royalty-free license to SMA. The Company will fund the construction costs of the new facility. Usina São Martinho will reimburse up to R$61.8 million Brazilian reais (approximately $33.3 million based on the exchange rate as of September 30, 2011) of the construction costs after SMA commences production. Post commercialization, the Company will market and distribute the Amyris renewable products. Usina São Martinho will sell feedstock and provide certain other services to SMA. The cost of the feedstock to SMA is a price that is based on the average return that Usina São Martinho could receive from the production of its current products, sugar and ethanol. The Company is required to purchase the output of SMA for the first four years at a price that guarantees the return of Usina São Martinho's investment plus a fixed interest rate. After this four year period, the price is set to guarantee a break-even price to SMA plus an agreed upon return.

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
Amyris has a 50% ownership interest in SMA. The Company has identified SMA as a VIE. The Company is the primary beneficiary and consequently consolidates SMA’s operations in its financial statements. As of September 30, 2011, the Company’s investment in SMA did not have a significant impact on its consolidated financial position, results of operations or cash flows.

Joint Venture with Cosan
In June 2011, the Company entered into joint venture agreements with Cosan Combustíveis e Lubrificantes S.A. and Cosan S.A. Industria e Comércio (such Cosan entities, collectively or individually, “Cosan”), related to the formation of joint venture (the “JV”), which will focus on the worldwide development, production and commercialization of base oils made from Biofene produced by the JV or purchased from the Company or a contract manufacturer. The Company and Cosan are establishing entities related to the joint venture in both Brazil and the United States.
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
Under the joint venture agreements, the Company and Cosan each own 50% of the JV and each party will share equally in any costs and any profits ultimately realized by the JV. The joint venture agreement has an initial term of 20 years from the date of the agreement, subject to earlier termination by mutual written consent or by a non-defaulting party in the event of specified defaults by the other party (including breach by a party of any material obligations under the joint venture agreements). The Shareholders' Agreement has an initial term of 10 years from the date of the agreement, subject to earlier termination if either the Company or Cosan ceases to own at least 10% of the voting stock of the JV.
The Company has identified the initial Brazilian JV entity formed (Novvi S.A.) as a VIE. The power to direct activities, which most significantly impact the economic success of joint venture, is shared between the Company and Cosan who are not related parties. Accordingly, the Company is not the primary beneficiary and therefore will account for its investments in the JV using the equity method. The Company will periodically review its consolidation analysis on an ongoing basis. As of September 30, 2011, the carrying amounts of the unconsolidated VIE's assets and liabilities were not material to the Company's consolidated financial statements.
In September 2011, the U.S. JV entity, Novvi LLC was formed. The Company and Cosan are still finalizing operating agreements for this new entity. Through September 30, 2011, there has been no activity in this joint venture.

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

Amyris, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

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

Glycotech
On January 3, 2011, the Company entered into a production service agreement with Glycotech, whereby Glycotech is to provide process development and production services for the manufacturing of various Amyris products at its leased facility in Leland, North Carolina. The Amyris products to be manufactured by Glycotech will be owned and distributed by the Company. Pursuant to the terms of the agreement, the Company will pay the manufacturing and operating costs of the Glycotech facility which is dedicated solely to the manufacture of Amyris products. The Company has determined that the arrangement with Glycotech qualifies as a VIE. The Company determined that it is the primary beneficiary of this arrangement since it has the power through the management committee over which it has majority control to direct the activities that most significantly impact the arrangement's economic performance. In addition, the Company is required to fund 100% of the Glycotech's actual operating costs for providing services each month while the facility is in operation under the production service agreement. Accordingly, the Company consolidates the financial results of Glycotech. As of September 30, 2011, the carrying amounts of the consolidated VIE's assets and liabilities were not material to the Company's consolidated financial statements.
The table below reflects the carrying amount of the assets and liabilities of the two consolidated VIEs for which the Company is the primary beneficiary. The assets primarily comprise of approximately $7.0 million in property and equipment and approximately $2.9 million in other assets, and $1.5 million in current assets. The liabilities comprise of $2.3 million in accounts payable and accrued current liabilities and $0.5 million in loan obligations by Glycotech to a financial institution that are non-recourse to the Company. The creditors of each consolidated VIE have recourse only to the assets of that VIE.

Amyris, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

September 30, 2011
(In thousands)
Assets	$11,396
Liabilities	$2,768
The change in noncontrolling interest for nine months ended September 30, 2011 and 2010 is summarized below (in thousands):

	2011	2010
Balance at January 1	$2	$—
Addition to noncontrolling interest	369	28
Loss attributable to noncontrolling interest	(437)	(13)
Balance at September 30	$(66)	$15

9. Significant Agreements
Research and Development Activities
Total Collaboration Agreement

In June 2010, the Company entered into a technology license, development, research and collaboration agreement (“collaboration agreement”) with Total Gas & Power USA Biotech, Inc., an affiliate of Total S.A. (Total S.A. and its relevant affiliates, collectively, “Total”). The collaboration agreement sets forth the terms for the research, development, production and commercialization of certain to be determined chemical and/or fuel products made through the use of the Company’s synthetic biology platform. The collaboration agreement establishes a multiphased process through which projects are identified, screened, studied for feasibility, and ultimately selected as a project for development of an identified lead compound using an identified microbial strain. Under the terms of the collaboration agreement, Total will fund up to the first $50.0 million in research and development costs for the selected projects; thereafter the parties will share such costs equally. Amyris has agreed to dedicate the laboratory resources needed for collaboration projects. Total also plans to second employees at Amyris to work on the projects. Once a development project has commenced, the parties are obligated to work together exclusively to develop the lead compound during the project development phase. After a development project is completed, the Company and Total expect to form one or more joint ventures to commercialize any products that are developed, with costs and profits to be shared on an equal basis, provided that if Total has not achieved profits from sales of a joint venture product equal to the amount of funding it provided for development plus an agreed upon rate of return within three years of commencing sales, then Total will be entitled to receive all profits from sales until this rate of return has been achieved. Each party has certain rights to independently produce commercial quantities of these products under certain circumstances, subject to paying royalties to the other party. Total has the right of first negotiation with respect to exclusive commercialization arrangements that the Company would propose to enter into with certain third parties, as well as the right to purchase any of the Company’s products on terms no less favorable than those offered to or received by the Company from third parties in any market where Total or its affiliates have a significant market position.

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

Amyris, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

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

In June 2010, concurrent with the collaboration agreement, the Company issued 7,101,548 shares of Series D preferred stock to Total for aggregate proceeds of approximately $133.0 million at a per share price of $18.75, which was lower than the per share fair value of common stock as determined by management and the Board of Directors. Due to the fact the collaboration agreement and the issuance of shares to Total occurred concurrently, the terms of both the collaboration agreement and the issuance of preferred stock were evaluated to determine whether their separately stated pricing was equal to the fair value of services and preferred stock. The Company determined that the fair value of Series D preferred stock was $22.68 at the time of issuance, and therefore, the Company measured the preferred stock initially at its fair value with a corresponding reduction in the consideration for the services under the collaboration agreement. As revenue from collaboration agreement will be generated over a period of time based on the performance requirements, the Company recorded the difference between the fair value and consideration received for Series D preferred stock of $27.9 million as deferred charge asset within other assets at the time of issuance which will be recognized as a reduction to revenue in proportion to the total estimated revenue under the collaboration agreement. As of September 30, 2011 and December 31, 2010, the Company has recognized a cumulative reduction of $5.7 million and $0.3 million, respectively against the deferred charge asset.

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
In July 2011, the Company and Total entered into a term sheet to expand the current collaboration and to form a joint venture to commercialize diesel and other potential products produced with the Company's technology. Under the contemplated agreement, Total would fund expanded research and development at the Company and would provide capital for the acquisition and construction of dedicated production facilities.

Amyris, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

Soliance Development and Commercialization Agreement
In June 2010, the Company entered into an agreement with Soliance for the development and commercialization of Biofene-based squalane for use as an ingredient in cosmetics products.

M&G Finanziaria Collaboration Agreement
In June 2010, the Company entered into a collaboration agreement with M&G Finanziaria S.R.L. ("M&G") to incorporate Biofene as an ingredient in M&G's polyethylene terephthalate, or PET, resins to be incorporated into containers for food, beverages and other products. Under the terms of the collaboration agreement each party bears its own costs incurred for the collaboration milestones. The agreement also establishes the terms under which M&G may purchase Biofene from the Company upon successful completion of product integration.

Firmenich Collaboration and Joint Development Agreements
In November 2010, the Company entered into collaboration and joint development agreements with Firmenich SA (“Firmenich”), a flavors and fragrances company based in Geneva, Switzerland. Under the agreement, Firmenich will fund technical development at the Company to produce an ingredient for the flavors and fragrances market. The Company will manufacture the ingredient and Firmenich will market it, and the parties will share in any resulting economic value. The agreement also grants worldwide exclusive flavors and fragrances commercialization rights to Firmenich for the ingredient. In addition, Firmenich has an option to collaborate with the Company to develop a second ingredient. In July 2011, the Company and Firmenich expanded their collaboration agreement to include a third ingredient. The Company is also eligible to receive potential total payments of $6.0 million upon the achievement of certain performance milestones towards which the Company will be required to make a contributory performance. These milestones are accounted for under the guidance in the FASB accounting standard update related to revenue recognition under the milestone method. The Company concluded that these milestones are substantive.
For the three and nine months ended September 30, 2011, the Company recorded $0.8 million and $4.6 million, respectively, of revenue from the collaboration agreement with Firmenich, including the first milestone payment of $2.0 million recognized in April 2011.
Givaudan Development Agreement
In February 2011, the Company entered into a development agreement with Givaudan SA (“Givaudan”), a flavors and fragrances company headquartered in Vernier, Switzerland. Under the agreement, subject to its successful achievement of certain technical milestones, the Company will supply Biofene to Givaudan to derive a proprietary fragrance ingredient for the global flavors and fragrances market.
Avantium Collaboration Agreement
In March 2011, the Company entered into a collaboration agreement with Avantium Chemicals B.V. ("Avantium"). Under the terms of the collaboration agreement Avantium will provide services to support the Company in the development of chemical processing of Biofene into final products. The term of the collaboration agreement is initially two years.

Kuraray Collaboration Agreement

In July 2011, the Company entered into a collaboration agreement with Kuraray Co., Ltd. ("Kuraray") to develop polymers from Biofene. Upon successful completion of the technical development program for the first polymer, the Company and Kuraray would enter into a supply agreement for Kuraray's exclusive use of Biofene in the manufacturing and commercialization of these polymer products.

Michelin Collaboration Agreement
In September 2011, the Company entered into a collaboration agreement with Manufacture Francaise des Pneumatiques Michelin (“Michelin”). Under the terms of the collaboration agreement the Company and Michelin will collaborate on the development, production and worldwide commercialization of isoprene or isoprenol, generally for tire applications, using the Company's technology. Under the agreement, Michelin has agreed to pay an upfront payment to the Company of $5.0 million, subject to a reimbursement provision under which the Company would have to repay $1.0 million if it fails to achieve specified future technical milestones. The agreement provides that, subject to achievement of technical milestones, Michelin can notify the Company of its desired date for initial delivery, and the parties will either collaborate to establish a production facility or use an existing Company facility for production. The agreement also includes a term sheet for a supply agreement that would be negotiated at the time the decision regarding production facilities is made. The agreement has an initial term that will expire upon the earlier

Amyris, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

of 42 months from the effective date and the completion of a development work plan. As of September 30, 2011, the Company recognized the upfront payment of $5.0 million from Michelin as deferred revenue.

Wilmar Collaboration Agreement
In September 2011, the Company entered into a collaboration agreement with Wilmar International Limited ("Wilmar"). The collaboration will focus on the development and worldwide commercialization of a family of surfactants derived from Biofene. Upon the earlier of the successful completion of the feasibility study or a decision by the parties to commence capital expenditures in support of developing, testing, certifying and commercializing collaboration products, the agreement contemplates that the parties will form a joint venture to further develop, produce and commercialize collaboration products. During the feasibility study, Wilmar and the Company will bear their own costs and third party costs will be shared equally.
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
Antibióticos
In March 2011, the Company entered into a contract manufacturing agreement with Antibióticos, S.A. (“Antibióticos”) for Antibióticos to produce Biofene for the Company at its facilities in León, Spain. Under the terms of the agreement the Company will provide required equipment for the manufacturing of its products. Antibióticos commenced production operations in the third quarter of 2011.
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

Amyris, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

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
Albemarle
In July 2011, the Company entered into a contract manufacturing agreement with Albemarle Corporation ("Albemarle"), which will provide toll manufacturing services at its facility in Orangeburg, South Carolina. Under this agreement, Albemarle will manufacture lubricant base oils from Biofene, which will be owned and distributed by the Company or a Company commercial partner. The initial term of this agreement is from July 31, 2011 through December 31, 2012. Albemarle is required to modify its facility, including installation and qualification of equipment and instruments necessary in order to perform the toll manufacturing services under the agreement. The Company will reimburse Albemarle up to $10.0 million for all capital expenditures related to the facility modification. All equipment or facility modifications acquired or made by Albemarle will be owned by Albemarle, subject to Albemarle's obligation to transfer title to and ownership of certain assets to the Company within 30 days after termination of the agreement, at the Company's discretion and sole expense. As of September 30, 2011, the Company has paid $2.0 million under the agreement.
In addition, the Company will pay a one-time, non-refundable performance bonus of $5.0 million if Albemarle delivers to the Company certain quantity of the lubricant base stock by December 31, 2011 or $2.0 million if Albemarle delivers the same quantity by January 31, 2012.
Pursuant to the terms of the agreement, the Company has provided Albemarle with the product specifications and development process to be used to produce the Company's product. Even though Albemarle has title and ownership to their facility, the facility modifications and related manufacturing equipment are used entirely for the manufacture of the Company's products. As a result of the Company's financing of the capital project, the Company is deemed the owner of the construction project for accounting purposes during the facility modifications. Therefore, under ASC 840, the Company recorded an asset for construction-in-progress and a liability of $7.3 million attributable to the fair value of Albemarle's existing manufacturing equipment, as well as $2.6 million of facility modification costs as of September 30, 2011.
Supply Agreements
Procter and Gamble
In June 2010, the Company entered into a supply agreement with The Procter & Gamble Company ("P&G") that establishes terms under which P&G may purchase Biofene from the Company for use in P&G’s products. The terms of the agreement call for non-refundable development fees payable to the Company in addition to payments for purchase of Biofene. At this time, P&G does not have an obligation to purchase a specified quantity.
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

Nikko Chemicals
In August 2011, the Company entered into an agreement with Nikko Chemicals Co., Ltd, (“Nikko"), a private limited company in Japan, which contemplates the Company selling certain minimum quantities of renewable squalane to Nikko (commencing in September 2011 and continuing for two years through the end of December 2013).

Amyris, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

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
Prior to the closing of the Company's IPO, the Company had four series of convertible preferred stock outstanding, including Series D preferred stock issued to Total (see Note 9). At September 30, 2011 and December 31, 2010, the Company had no convertible preferred stock outstanding.
Common Stock Warrants
In 2008, in connection with consulting services, the Company issued a warrant to purchase 2,580 shares of the Company's Series B convertible preferred stock at an exercise price of $24.88 per share. These warrants remain unexercised and outstanding as of September 30, 2011.
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
In 2008, in connection with an operating lease, the Company issued a warrant to purchase 2,009 shares of the Company's Series B-1 convertible preferred stock at an exercise price of $25.26 per share. These warrants remain unexercised and outstanding as of September 30, 2011.
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

Amyris, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

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
The Company recorded zero and income of $963,000, respectively, for the three months ended September 30, 2011 and 2010, and zero and income of $929,000, respectively, for the nine months ended September 30, 2011 and 2010, to other income, net to reflect the change in the fair value of the warrants.
Each of these warrants includes a cashless exercise provision which permits the holder of the warrant to elect to exercise the warrant without paying the cash exercise price, and receive a number of shares determined by multiplying (i) the number of shares for which the warrant is being exercised by (ii) the difference between the fair market value of the stock on the date of exercise and the warrant exercise price, and dividing such by (iii) the fair market value of the stock on the date of exercise. During the nine months ended September 30, 2011 and 2010, 190,468 and zero warrants, respectively, were exercised through the cashless exercise provision and 77,087 and zero shares of common stock, respectively, were issued after deducting the shares to cover the cashless exercises. There were no warrants exercised during the three months ended September 30, 2011 and 2010.
At September 30, 2011 and December 30, 2010, the Company had the following unexercised common stock warrants:

	Exercise Price per Share	Shares as of	Shares as of
Underlying Stock		September 30, 2011	December 31, 2010
Common Stock	$24.88	2,884	2,884
Common Stock	$25.26	2,252	119,462
Common Stock	$12.46	—	73,258
Total		5,136	195,604

11. Stock-Based Compensation Plans

2010 Equity Incentive Plan
The Company's 2010 Equity Incentive Plan (“2010 Equity Plan”) became effective on September 28, 2010 and will terminate in 2020. Pursuant to the 2010 Equity Plan, any shares of the Company's common stock (i) issued upon exercise of stock options granted under the 2005 Plan that cease to be subject to such option and (ii) issued under the 2005 Plan that are forfeited or repurchased by the Company at the original purchase price will become part of the 2010 Equity Plan. During the nine months ended September 30, 2011, an additional 100,849 shares that were forfeited under the 2005 Plan were added to the shares reserved for issuance under the 2010 Equity Plan.
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

Amyris, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

As of September 30, 2011, options and restricted stock awards to purchase 3,837,970 shares of the Company's common stock granted from the 2010 Equity Plan remained outstanding and 2,804,064 shares of the Company's common stock remained available for issuance upon the exercise of awards that may be granted from the 2010 Equity Plan. The options outstanding as of September 30, 2011 had a weighted-average exercise price of approximately $24.73 per share.

2005 Stock Option/Stock Issuance Plan
In 2005, the Company established its 2005 Stock Option/Stock Issuance Plan (the “2005 Plan”) which provided for the granting of common stock options, restricted stock units, restricted stock and stock purchase rights awards to employees and consultants of the Company. The 2005 Plan allowed for time-based or performance-based vesting for the awards. Options granted under the 2005 Plan were either incentive stock options (“ISOs”) or nonqualified stock options (“NSOs”). ISOs were granted only to Company employees (including officers and directors who are also employees). NSOs were granted to Company employees, non-employee directors and consultants.
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
As of September 30, 2011, options to purchase 4,830,498 shares of the Company's common stock granted from the 2005 Stock Option/Stock Issuance Plan remained outstanding and no shares of the Company's common stock remained available for issuance under the 2005 Plan as a result of the adoption of the 2010 Equity Incentive Plan discussed above. The options outstanding under the 2005 Plan as of September 30, 2011 had a weighted-average exercise price of approximately $6.47 per share.
No income tax benefit has been recognized relating to stock-based compensation expense and no tax benefits have been realized from exercised stock options.

2010 Employee Stock Purchase Plan
The 2010 Employee Stock Purchase Plan (the “2010 ESPP”) became effective on September 28, 2010. The 2010 ESPP is designed to enable eligible employees to purchase shares of the Company's common stock at a discount. Each offering period is for one year and consists of two six-month purchase periods. The purchase price for shares of common stock under the 2010 ESPP is 85% of the lesser of the fair market value of the Company's common stock on the first day of the applicable offering period or the last day of each purchase period. A total of 168,627 shares of common stock were initially reserved for future issuance under the 2010 Employee Stock Purchase Plan. During the first eight years of the life of the 2010 ESPP, the number of shares reserved for issuance increases automatically on the first day of each January, starting with January 1, 2011, by the number of shares equal to one percent of the Company's total outstanding shares as of the immediately preceding December 31st, subject to reduction as described below. Pursuant to this automatic increase, an additional 438,474 shares were reserved for issuance during the nine months ended September 30, 2011. The Company's Board of Directors or Leadership Development and Compensation Committee is able to reduce the amount of the increase in any particular year. No more than 10,000,000 shares of the Company's common stock may be issued under the 2010 ESPP and no other shares may be added to this plan without the approval of the Company's stockholders.
The initial offering period commenced on September 27, 2010, and will end on November 15, 2011. The initial offering period consists of a single purchase period. Thereafter, a twelve-month offering period will commence on each May 16th and November 16th, with each offering period consisting of two six-month purchase periods.
At September 30, 2011, 607,101 shares of the Company's common stock remained available for issuance under the 2010 ESPP.

Amyris, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

Stock Option Activity
The Company's stock option, restricted stock units, and restricted stock grant activity and related information for the nine months ended September 30, 2011 was as follows:

	Shares Available for Grant	Restricted Stock Units Outstanding	Stock Options
			Number Outstanding	Weighted - Average Exercise Price	Weighted - Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
						(in thousands)
Outstanding - December 31, 2010	3,301,259	—	7,274,637	$8.01	8.0	$135,792
Additional shares authorized	2,192,371		—
Options granted	(2,493,125)		2,493,125	26.71
Restricted stock units granted	(385,156)	385,156	—	—
Restricted stock units released	—	(9,967)	—	—
Options exercised	—		(1,230,867)	4.06
Shares repurchased	1,137		—	4.31
Restricted stock units settled for taxes	3,962		—	—
Options canceled	183,616		(183,616)	15.11
Outstanding - September 30, 2011	2,804,064	375,189	8,353,279	$14.02	8.1	$69,848
Vested and expected to vest - September 30, 2011			8,034,722	$13.78	8.0	$68,701
Exercisable - September 30, 2011			3,174,992	$6.60	6.9	$44,840
The aggregate intrinsic value of options exercised was $5.2 million and $24,000 for the three months ended September 30, 2011 and 2010, respectively, and $27.4 million and $356,000 for the nine months ended September 30, 2011 and 2010, respectively, determined as of the date of option exercise.
The following table summarizes information about stock options outstanding as of September 30, 2011:

	Options Outstanding			Options Exercisable
Exercise Price	Number of Options	Weighted -Average Remaining Contractual Life (Years)	Weighted -Average Exercise Price	Number of Options	Weighted -Average Exercise Price
$ 0.10 - $ 0.20	26,700	4.2	$0.10	26,700	$0.10
$ 0.28 - $ 0.28	886,746	5.3	$0.28	854,258	$0.28
$ 1.50 - $ 1.50	203,795	5.8	$1.50	179,830	$1.50
$ 3.93 - $ 3.93	1,323,066	6.4	$3.93	899,583	$3.93
$ 4.31 - $ 4.31	765,415	8.0	$4.31	331,420	$4.31
$ 9.32 - $ 9.32	954,022	8.3	$9.32	264,241	$9.32
$ 14.28 - $ 19.61	908,517	9.0	$16.33	216,691	$15.55
$ 20.41 - $ 24.20	974,488	8.9	$22.23	233,056	$21.53
$ 24.50 - $ 26.50	211,450	9.7	$25.73	5,083	$26.24
$ 26.84 - $ 30.17	2,099,080	9.5	$27.26	164,130	$27.40
$ 0.10 - $ 30.17	8,353,279	8.1	$14.02	3,174,992	$6.60

Common Stock Subject to Repurchase
Historically under the 2005 Plan, the Company allowed employees to exercise options prior to vesting. The Company has the right to repurchase at the original purchase price any unvested (but issued) common shares upon termination of service of an employee. The consideration received for an early exercise of an option is considered to be a deposit of the exercise price and the

Amyris, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

related dollar amount is recorded as a liability. The shares and liability are reclassified into equity on a ratable basis as the award vests. The Company recorded a liability in accrued expenses of $37,000 and $70,000 relating to options for 10,335 and 33,396 shares of common stock that were exercised and unvested as of September 30, 2011 and December 31, 2010, respectively. These shares were subject to a repurchase right held by the Company and are included in issued and outstanding shares as of September 30, 2011 and December 31, 2010, respectively.
Stock-Based Compensation Expense
Stock-based compensation expense related to options and restricted stock units granted to employees and nonemployees was allocated to research and development expense and sales, general and administrative expense as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Research and development	$1,711	$461	$4,697	$1,337
Sales, general and administrative	5,162	2,144	14,139	5,571
Total stock-based compensation expense	$6,873	$2,605	$18,836	$6,908

Employee Stock–Based Compensation
During the three months ended September 30, 2011 and 2010, the Company granted options to purchase 228,750 and 577,626 shares of its common stock, respectively, to employees with weighted average grant date fair values of $14.48 and $12.88 per share, respectively. During the nine months ended September 30, 2011 and 2010, the Company granted options to purchase 2,478,125 and 2,467,390 shares of its common stock, respectively, to employees with weighted average grant date fair values of $19.21 and $10.78 per share, respectively. As of September 30, 2011 and December 31, 2010, there were unrecognized compensation costs of $60.9 million and $30.9 million, respectively, related to these stock options. The Company expects to recognize those costs over a weighted average period of 3.2 years as of September 30, 2011. Future option grants will increase the amount of compensation expense to be recorded in these periods.
During the three and nine months ended September 30, 2011, 21,000 and 352,301 restricted stock units, respectively, were granted to employees with a weighted average service-inception date fair value of $24.50 and $29.85, respectively. A total of $0.9 million and $2.7 million, respectively, in stock compensation expense was recognized for the three and nine months ended September 30, 2011, respectively, for restricted stock units granted to employees. As of September 30, 2011 and December 31, 2010, there were unrecognized compensation costs of $7.1 million and zero, respectively, related to these restricted stock units. There were no restricted stock units granted to employees during the three and nine months ended September 30, 2010.
Compensation expense was recorded for stock-based awards granted to employees based on the grant date estimated fair value (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Research and development	$1,703	$455	$4,663	$1,274
Sales, general and administrative	4,883	1,507	13,274	3,504
Total stock-based compensation expense	$6,586	$1,962	$17,937	$4,778
Employee stock-based compensation expense recognized for the three and nine months ended September 30, 2011 included $141,000 related to option modification. As part of a termination agreement with a key employee, the Company agreed to accelerate the vesting of options for 50,668 shares of common stock. The weighted average fair value per share of the modified options was $14.84 which was determined as of the date of modification. This modification to accelerate vesting of the associated stock options resulted in incremental stock-based compensation expense of $414,000 which will be amortized through June 2012.
The Company sells ethanol and reformulated ethanol-blended gasoline procured from third parties and relies on contracted third parties for the transportation and storage of products. In the quarter ended June 30, 2011, the Company commenced sales of farnesene-derived products which are procured from contracted third parties. Accordingly, the Company does not have any dedicated production headcount so there is no stock compensation expense recorded in cost of product sales.

Amyris, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

The Company estimated the fair value of employee stock options using the Black-Scholes option pricing model. The fair value of employee stock options is being amortized on a straight-line basis over the requisite service period of the awards. The fair value of employee stock options was estimated using the following weighted-average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Expected dividend yield	—%	—%	—%	—%
Risk-free interest rate	1.3%	1.55%	2.4%	2.5%
Expected term (in years)	5.1	6.0	5.8	6.0
Expected volatility	85%	98%	86%	98%

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

Nonemployee Stock–Based Compensation
During the three months ended September 30, 2011 and 2010, the Company granted nonemployee options to purchase 15,000 and 15,000 shares of its common stock, respectively, and, for the nine months ended September 30, 2011 and 2010, 15,000 and 50,000 shares of its common stock, respectively, in exchange for services. Compensation expense of $227,000 and $122,000 was recorded for the three months ended September 30, 2011 and 2010, respectively, and $699,000 and $313,000 for the nine months ended September 30, 2011 and 2010, respectively, for stock-based awards granted to nonemployees. The nonemployee options were valued using the Black-Scholes option pricing model.
During the three months ended September 30, 2011 and 2010, 2,855 and zero restricted stock units, respectively, were granted to nonemployees and a total of $61,000 and $521,000, respectively, in stock compensation expense was recognized for restricted stock units granted to nonemployees. For the nine months ended September 30, 2011 and 2010, 32,855 and 126,272 restricted stock units, respectively, were granted to nonemployees and a total of $200,000 and $1,817,000, respectively, in stock compensation expense was recognized by the Company. The 126,272 restricted stock units that were granted in 2010 were awarded

Amyris, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

to a related party as compensation for advisory services rendered. These restricted stock units vested quarterly and became fully vested as of September 30, 2010.
The fair value of nonemployee stock options was estimated using the following weighted-average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Expected dividend yield	—%	—%	—%	—%
Risk-free interest rate	1.5%	2.8%	2.3%	3.3%
Expected term (in years)	7.8	8.6	7.9	8.7
Expected volatility	85%	98%	86%	98%

12. Employee Benefit Plan

The Company established a 401(k) Plan to provide tax deferred salary deductions for all eligible employees. Participants may make voluntary contributions to the 401(k) Plan up to 90% of their eligible compensation, limited by certain Internal Revenue Service restrictions. The Company does not match employee contributions.

13. Related Party Transactions
The Company has entered into a license agreement with University of California, Berkeley. A co-founder and advisor to the Company is a professor at the University of California, Berkeley. The Company paid the advisor zero and $23,000 for the nine months ended September 30, 2011 and 2010, respectively.
During 2008, the Company entered into an agreement with a venture capital group to provide strategic advisory services to Amyris and its then majority owned subsidiary Amyris Brasil. One of its former directors is also a member of the Company’s Board of Directors. Under the agreement, the Company issued options to the venture capital group, which vests and becomes exercisable based on the service of the former director of the group on the Company's Board of Directors (see Note 11).
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

14. Restructuring

In June 2009, the Company initiated a restructuring plan to reduce its cost structure. The restructuring plan resulted in the consolidation of the Company’s headquarter facility located in Emeryville, California, which is under an operating lease. The Company ceased using a certain part of this headquarter facility in August 2009. The Company recorded approximately $5.4 million of restructuring charges associated with the facility lease costs after the operations ceased. In addition, as a result of the consolidation of the headquarter facility, the Company recorded approximately $3.1 million related to asset impairments and reversed $2.7 million related to deferred rent associated with the leased facility. In September 2010, the Company’s Board of Directors approved the Company’s plan to reoccupy the part of its headquarter facility that was previously the subject of the 2009 restructuring. This reoccupied space was used to meet the Company’s expansion requirements. As a result, the Company reversed approximately $4.6 million of its restructuring liability and recognized an income from restructuring of $2.1 million during the three and nine months ended September 30, 2010. No restructuring income was recorded during the three and nine months ended September 30, 2011.

15. Income Taxes

For the three months ended September 30, 2011, the Company recorded a provision for income taxes of $474,000 for the accrual of Brazilian withholding tax on the intercompany interest liability. For nine months ended September 30, 2011, the provision for income taxes of $299,000 consists of the above $474,000 accrual for foreign withholding tax partially offset by $175,000 benefit from income taxes resulting from valuation allowance adjustments due to an increase in currency translation adjustments classified as other comprehensive losses. Other than the above mentioned provision for income tax, no additional provision for income taxes has been made, net of the valuation allowance, due to cumulative losses since the commencement of operations.

The Company is currently under audit by the US Internal Revenue Service for tax year 2008. As of September 30, 2011, the Company has not received an assessment with regard to this audit.

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
Revenues by geography are based on the location of the customer. The following tables set forth revenue and long-lived assets by geographic area (in thousands):
Revenues

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
United States	$35,441	$24,225	$100,799	$50,582
Brazil	6	—	6	—
Europe	829	—	4,647	—
Total	$36,276	$24,225	$105,452	$50,582

Long-Lived Assets

	September 30, 2011	December 31, 2010
United States	$82,245	$43,147
Brazil	30,936	11,700
Europe	2,669	—
Total	$115,850	$54,847

17. Subsequent Events
Draths
In October 2011, the Company entered into an asset purchase agreement with Draths Corporation (“Draths”). The consideration paid by the Company was 362,319 shares of Company common stock (including 41,408 shares withheld in escrow for up to 18 months to cover certain Draths indemnification obligations) issued in a private placement to Draths, and $2.9 million in cash. Under the asset purchase agreement, the Company acquired specified assets of Draths and assumed specified liabilities of Draths.

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
In June 2010, we entered into a collaboration agreement with Total. This agreement provides for joint collaboration on the development of products through the use of our synthetic biology platform. In connection with this agreement, Total invested $133.2 million in our equity, which represented approximately 21.4% of our outstanding shares as of September 30, 2011. In addition, Total received the right to appoint a Total representative to our Board of Directors. In November 2010, Philippe Boisseau, President of Total's Gas & Power division, joined our Board of Directors. At the end of the second quarter of 2010, we recorded a deferred charge asset of $27.9 million associated with the Total investment. This deferred charge asset resulted from the difference between a third party valuation of our stock and the price paid by Total. This deferred charge asset will be offset against future revenue earned under arrangements with Total. As of September 30, 2011, we recognized a cumulative reduction of $5.7 million against the deferred charge asset.
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
In March 2011, we entered into an agreement with Antibióticos for the production of Biofene at its facilities in León, Spain. Also in March 2011, we entered into an agreement with Paraíso Bioenergia headquartered in São Paulo State, Brazil where we will construct a fermentation and separation facility to produce our products and Paraíso Bioenergia will supply sugar cane juice and certain utilities. In July 2011, we entered into a contract manufacturing agreement with Albemarle under which Albemarle will provide toll manufacturing services at its facility in South Carolina and we are obligated to reimburse Albemarle for capital expenditures related to facility modifications required for the services. We may seek to enter into additional contract manufacturing arrangements. We expect to work with third parties specializing in particular industries to convert Biofene by simple chemical processes and to sell it initially primarily in the forms of squalane, diesel, base oils for industrial lubricants, and other products.
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
In July 2011, we entered into a term sheet with Total to expand the current collaboration and to form a joint venture to commercialize Amyris diesel and other potential products. Under the contemplated agreement, Total would fund expanded R&D at Amyris and would provide capital for the acquisition and construction of dedicated production facilities.
Since inception through September 30, 2011, we have recognized $277.3 million in revenue, primarily from the sale of ethanol and reformulated ethanol-blended gasoline by our Amyris Fuels subsidiary. As of September 30, 2011, we had an accumulated deficit of $321.8 million. We expect to fund operations for the foreseeable future with cash and investments currently on hand, with cash inflows from collaboration and grant funding and potential cash contributions from product sales, and with new debt to provide additional working capital and to cover portions of our capital expenditures. As currently contemplated, our operating expenditures, capital expenditures and other strategic plans for the remainder of 2011 and for 2012 require significant inflows of cash from credit facilities and similar sources of indebtedness, as well as funding from collaboration partners, that are not yet subject to definitive agreements or commitments from such parties. In addition, some of our anticipated capital expenditures depend on our finding additional sources of funding beyond those we have currently identified. If we fail to secure any such debt or collaboration cash, we will be required to seek other types of funding (such as corporate debt or equity funding) or to curtail our operations, including through reductions and delays of planned capital expenditures and scaling back our operations. If we are forced to curtail our operations, we may be unable to proceed with construction of certain planned production facilities, enter into definitive agreements for supply of feedstock and associated milling and production arrangements that are currently subject to letters of intent, commercialize our products within the timeline we expect, or otherwise continue our business as currently contemplated.
If, to support our planned operations, we seek additional types of funding that involve the issuance of equity securities, our existing stockholders would suffer dilution. If we are able to raise additional debt financing, we may be subject to restrictive covenants that limit our ability to conduct our business. Furthermore, we may not be able to raise sufficient additional funds, through debt or equity financings or otherwise, on terms that are favorable to us, if at all. If we fail to raise sufficient funds, our ability to fund our operations, take advantage of strategic opportunities, develop and commercialize products or technologies, or otherwise respond to competitive pressures could be significantly limited. If this happens, we may be forced to delay or terminate research and development programs or the commercialization of products resulting from our technologies, curtail or cease operations, or obtain funds through collaborative and licensing arrangements that may require us to relinquish commercial rights, or grant licenses on terms that are not favorable to us. If adequate funds are not available, we will not be able to successfully execute our business plan or continue our business.
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
Revenue Recognition
We currently recognize revenues from the sale of ethanol and reformulated ethanol-blended gasoline, from the sale of farnesene-derived products, from the delivery of collaborative research services and from government grants. Revenues are recognized when all of the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the fee is fixed or determinable and collectability is reasonably assured.
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
For each source of revenues, we apply the above revenue recognition criteria in the following manner:
Product Sales
We sell ethanol and reformulated ethanol-blended gasoline under short-term agreements and in spot transactions at prevailing market prices. Starting in the second quarter of 2011, the Company commenced sales of farnesene-derived products. Revenues are recognized, net of discounts and allowances, once passage of title and risk of loss have occurred, provided all other revenue recognition criteria have also been met.
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

The fair value of employee stock options was estimated using the following weighted-average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Expected dividend yield	—%	—%	—%	—%
Risk-free interest rate	1.3%	1.55%	2.4%	2.5%
Expected term (in years)	5.1	6.0	5.8	6.0
Expected volatility	85%	98%	86%	98%
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
Recognition of deferred tax assets is appropriate when realization of such assets is more likely than not. We recognize a valuation allowance against our net deferred tax assets if it is more likely than not that some portion of the deferred tax assets will not be fully realizable. This assessment requires judgment as to the likelihood and amounts of future taxable income by tax jurisdiction. At September 30, 2011 and December 31, 2010, we had a full valuation allowance against all of our deferred tax assets.
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

Results of Operations

The following table sets forth our condensed consolidated statement of operations data for the periods shown (in thousands except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Consolidated Statement of Operations Data:
Revenues
Product sales	$31,162	$22,055	$92,998	$42,037
Grants and collaborations revenue	5,114	2,170	12,454	8,545
Total revenues	36,276	24,225	105,452	50,582
Cost and operating expenses
Cost of product sales	35,729	22,900	99,247	43,032
Research and development(1)	23,441	14,701	66,622	38,293
Sales, general and administrative(1)	21,174	10,484	59,401	29,385
Restructuring income	—	(2,061)	—	(2,061)
Total cost and operating expenses	80,344	46,024	225,270	108,649
Loss from operations	(44,068)	(21,799)	(119,818)	(58,067)
Other income (expense):
Interest income	609	702	1,250	1,264
Interest expense	(291)	(524)	(1,172)	(1,284)
Other income, net	310	1,013	160	953
Total other income	628	1,191	238	933
Loss before income taxes	$(43,440)	$(20,608)	$(119,580)	$(57,134)
Provision for income taxes	(474)	—	(299)	—
Net Loss	$(43,914)	$(20,608)	$(119,879)	$(57,134)
Net loss attributable to noncontrolling interest	224	477	437	907
Net loss attributable to Amyris, Inc.	$(43,690)	$(20,131)	$(119,442)	$(56,227)
Deemed dividend related to the beneficial conversion feature of Series D convertible preferred stock and conversion of Amyris Brasil S.A. shares held by third parties	—	(42,009)	—	(42,009)
Net loss attributable to Amyris, Inc. common stockholders	$(43,690)	$(62,140)	$(119,442)	$(98,236)
Net loss per share attributable to common stockholders, basic and diluted	$(0.97)	$(11.89)	$(2.68)	$(19.26)
Weighted-average shares of common stock outstanding used in computing net loss per share of common stock, basic and diluted	45,031,613	5,227,689	44,507,686	5,099,635
___________________________________________________
(1) Includes stock-based compensation expense.

Comparison of Three Months Ended September 30, 2011 and 2010

Revenues

	Three Months Ended September 30,		Year-to-Year	Percentage
	2011	2010	Change	Change
	(Dollars in thousands)
Revenues
Product sales	$31,162	$22,055	$9,107	41%
Grants and collaborations revenue	5,114	2,170	2,944	136%
Total revenues	$36,276	$24,225	$12,051	50%
Our total revenue increased by $12.1 million to $36.3 million in the three months ended September 30, 2011 from $24.2 million in the comparable period of the prior year primarily as a result of increases in product sales. Revenue from product sales increased by $9.1 million to $31.2 million primarily from sales of ethanol and reformulated ethanol-blended gasoline purchased from third parties in the three months ended September 30, 2011, resulting primarily from an increase in average selling price per gallon offset in part by a decrease in gallons sold over the same period of the prior year. We sold 2.1 million gallons of ethanol and 8.5 million gallons of reformulated ethanol-blended gasoline in the three months ended September 30, 2011 compared to 5.3 million gallons of ethanol and 5.7 million gallons of reformulated ethanol-blended gasoline sales in the comparable period of the prior year. We recognized product sales from farnesene-derived products for the first time in the quarter ended June 30, 2011, which have not been significant to date. The increase of $2.9 million in grants and collaborations revenue was primarily from collaborative research largely with Cosan in the current quarter and to a lesser extent from grant revenue.

Cost and Operating Expenses

	Three Months Ended September 30,		Year-to-Year	Percentage
	2011	2010	Change	Change
	(Dollars in thousands)
Cost of product sales	$35,729	$22,900	$12,829	56%
Research and development	23,441	14,701	8,740	59%
Sales, general and administrative	21,174	10,484	10,690	102%
Restructuring income	—	(2,061)	2,061	(100)%
Total cost and operating expenses	$80,344	$46,024	$34,320	75%

Cost of Product Sales
Our cost of product sales increased by $12.8 million to $35.7 million in the three months ended September 30, 2011 compared to the same period of the prior year. The increase was primarily the result of an increase of $8.4 million in costs of ethanol and reformulated ethanol-blended gasoline purchased from third parties, which was based on an increase in product cost per gallon partially offset by lower product volume. We also incurred $4.4 million of cost of renewable products related to a scale-up in production of such products and had no corresponding charge in the three months ended September 30, 2010.
Research and Development Expenses
Our research and development expenses increased by $8.7 million to $23.4 million in the three months ended September 30, 2011 compared to the same period of the prior year, primarily resulting from a $3.4 million increase in personnel-related expenses associated with headcount growth, higher stock-based compensation and higher bonus expense, a $2.6 million increase in outside consulting expenses associated with increased development activities and $1.8 million in higher overhead costs associated with increased headcount and development activities. Research and development expenses included stock-based compensation expense of $1.7 million in the three months ended September 30, 2011 compared to $0.5 million in the same period of 2010.

Sales, General and Administrative Expenses
Our sales, general and administrative expenses increased by $10.7 million to $21.2 million in the three months ended September 30, 2011 compared to the same period of prior year, primarily resulting from an $7.6 million increase in personnel-related costs associated with headcount growth, higher stock-based compensation and higher bonus expenses, a $1.9 million increase in consulting and professional service expense and higher legal and accounting costs. Sales, general and administrative expenses included stock-based compensation of $5.2 million compared to $2.1 million in the same period of 2010.
Restructuring Income
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
In September 2010, our Board of Directors approved our plan to reoccupy the part of our headquarter facility that previously was the subject of the 2009 restructuring. This reoccupied space was used to meet our expansion requirements. As a result, we reversed approximately $4.6 million of our restructuring liability that had been accrued in connection with the 2009 restructuring and recognized an income from restructuring of $2.1 million during the three months ended September 30, 2010. No restructuring income was recorded during the three months ended September 30, 2011.
Other Income (Expense)

	Three Months Ended September 30,		Year-to-Year	Percentage
	2011	2010	Change	Change
	(Dollars in thousands)
Other income (expense):
Interest income	$609	$702	$(93)	(13)%
Interest expense	(291)	(524)	233	(44)%
Other income, net	310	1,013	(703)	(69)%
Total other income	$628	$1,191	$(563)	(47)%

Total other income decreased by approximately $0.6 million to $0.6 million in the three months ended September 30, 2011 compared to the comparable period of the prior year. The decrease in total other income related primarily to a $0.7 million decline in other income, net, in the three months ended September 20, 2011, primarily attributable to $1.0 million of income, which was recorded in the three months ended September 30, 2010 for the change in fair value of our convertible preferred stock warrants. There was no corresponding income recognized in the three months ended September 30, 2011 because these warrants converted into warrants to purchase our common stock on completion of our initial public offering.
Deemed Dividend
We recognized a deemed dividend in the three months ended September 30, 2010 related to the charges incurred with the one-time beneficial conversion feature of the Series D convertible preferred stock of $39.3 million and to the one-time beneficial conversion feature related to the conversion of Amyris Brasil S.A. shares of $2.7 million, each of which converted into Amyris Inc. common stock upon the consummation of the Company's initial public offering in September 2010, or IPO. The deemed dividend was recorded at the closing of the IPO and impacted earnings and earnings per share for the three months ended September 30, 2010.

Comparison of Nine Months Ended September 30, 2011 and 2010
Revenues

	Nine Months Ended September 30,		Year-to-Year	Percentage
	2011	2010	Change	Change
	(Dollars in thousands)
Revenues
Product sales	$92,998	$42,037	$50,961	121%
Grants and collaborations revenue	12,454	8,545	3,909	46%
Total revenues	$105,452	$50,582	$54,870	108%

 Our total revenue increased by $54.9 million to $105.5 million in the nine months ended September 30, 2011 from $50.6 million in the comparable period of the prior year primarily as a result of increases in product sales. Revenue from product sales increased by $51.0 million to $93.0 million primarily from sales of ethanol and reformulated ethanol-blended gasoline purchased from third parties in the nine months ended September 30, 2011, resulting primarily from an increase in average selling price per gallon and from an increase in gallons sold over the same period of the prior year. We sold 8.5 million gallons of ethanol and 24.3 million gallons of reformulated ethanol-blended gasoline in the nine months ended September 30, 2011 compared to sales of 15.8 million gallons of ethanol and 5.7 million gallons of reformulated ethanol-blended gasoline in the comparable period of the prior year. The increase of $3.9 million in grants and collaborations revenue was primarily the result of higher revenue generated from collaborative research offset in part by lower grant revenue in the nine months ended September 30, 2011 compared to the same period of the prior year.
Cost and Operating Expenses

	Nine Months Ended September 30,		Year-to-Year	Percentage
	2011	2010	Change	Change
	(Dollars in thousands)
Cost of product sales	$99,247	43,032	$56,215	131%
Research and development	66,622	38,293	28,329	74%
Sales, general and administrative	59,401	29,385	30,016	102%
Restructuring income	—	(2,061)	2,061	(100)%
Total cost and operating expenses	$225,270	$108,649	$116,621	107%
 Cost of Product Sales
Our cost of product sales increased by $56.2 million to $99.2 million in the nine months ended September 30, 2011 compared to the same period of the prior year. The increase was primarily the result of an increase of $50.1 million in costs of ethanol and reformulated ethanol-blended gasoline purchased from third parties, which was based on an increase in purchase price per gallon and higher product volume. We also incurred $6.1 million of cost of renewable products related to a scale-up in production of such products in the nine months ended September 30, 2011 and had no corresponding charge in the same period of 2010.
Research and Development Expenses
Our research and development expenses increased by $28.3 million to $66.6 million in the nine months ended September 30, 2011 compared to the same period of the prior year, primarily as a result of a $10.3 million increase in personnel-related expenses associated with headcount growth, higher stock-based compensation and higher bonus expense, a $9.2 million increase in outside consulting expenses associated with increased development activities and $5.1 million in higher overhead costs associated with increased headcount and development activities. Research and development expenses included stock-based compensation expense of $4.7 million in the nine months ended September 30, 2011 compared to $1.3 million in the same period of 2010.

Sales, General and Administrative Expenses
Our sales, general and administrative expenses increased by $30.0 million to $59.4 million in the nine months ended September 30, 2011 compared to the same period of the prior year, primarily as a result of a $21.2 million increase in personnel-related costs associated with higher stock-based compensation, headcount growth and higher bonus expenses, $2.7 million increase in consulting and professional services expenses and $2.1 million in marketing expenses. Sales, general and administrative expenses included stock-based compensation of $14.1 million compared to $5.6 million in the same period of 2010.
Restructuring Income
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
In September 2010, our Board of Directors approved our plan to reoccupy the part of our headquarter facility that previously was the subject of the 2009 restructuring. This reoccupied space was used to meet our expansion requirements. As a result, we reversed approximately $4.6 million of our restructuring liability that had been accrued in connection with the 2009 restructuring and recognized an income from restructuring of $2.1 million during the nine months ended September 30, 2010. No restructuring income was recorded during the nine months ended September 30, 2011.
Other Income (Expense)

	Nine Months Ended September 30,		Year-to-Year	Percentage
	2011	2010	Change	Change
	(Dollars in thousands)
Other income (expense):
Interest income	$1,250	$1,264	$(14)	(1)%
Interest expense	(1,172)	(1,284)	112	(9)%
Other income, net	160	953	(793)	(83)%
Total other income	$238	$933	$(695)	(74)%

Total other income decreased by approximately $0.7 million to $0.2 million in the nine months ended September 30, 2011 compared to the comparable period of the prior year. The decrease related primarily to lower other income, net of $0.8 million in the nine months ended September 30, 2010, which resulted primarily from our having recorded $0.9 million in income for the change in fair value of our convertible preferred stock warrants in the nine months ended September 30, 2010. These warrants converted into warrants to purchase our common stock on completion of our initial public offering.
Deemed Dividend
We recognized a deemed dividend in the nine months ended September 30, 2010 related to the charges incurred with the one-time beneficial conversion feature of the Series D convertible preferred stock of $39.3 million and to the one-time beneficial conversion feature related to the conversion of Amyris Brasil S.A. shares of $2.7 million, each of which converted into Amyris Inc. common stock upon the consummation of the Company's initial public offering in September 2010, or IPO. The deemed dividend was recorded at the closing of the IPO and impacted earnings and earnings per share for the nine months ended September 30, 2010.

Liquidity and Capital Resources

	September 30,	December 31,
	2011	2010
	(Dollars in thousands)
Working capital	$83,810	$242,818
Cash and cash equivalents and short-term investments	$123,794	$257,933

	Nine Months Ended September 30,
	2011	2010
	(Dollars in thousands)
Net cash used in operating activities	$(65,768)	$(42,814)
Net cash provided by (used in) investing activities	$23,636	$(126,897)
Net cash provided by financing activities	$6,041	$256,928

As of September 30, 2011, we had cash, cash equivalents and short-term investments of $123.8 million compared to $257.9 million as of December 31, 2010. As of September 30, 2011, we had total debt, including capital lease obligations, of $16.1 million. In addition, we had total borrowing capacity of $9.3 million substantially all of which was under our uncommitted facility letter, or Credit Agreement, which we currently utilize in connection with our Amyris Fuels business.
In 2010, we were awarded a $24.3 million “Integrated Bio-Refinery” grant from the U.S. Department of Energy, or DOE. Under this grant, we are required to fund an additional $10.6 million in cost sharing expenses. According to the terms of the DOE grant, we are required to maintain a cash balance of $8.7 million, calculated as a percentage of the total project costs, to cover potential contingencies and cost overruns. These funds are not legally restricted but they must be available and unrestricted during the term of the project. Our obligation for this cost share is contingent on reimbursement for project costs incurred. During the nine months ended September 30, 2011, we recognized $5.6 million in revenue under this grant, of which $4.6 million was received as of September 30, 2011.
In August 2010, we were appointed as a subcontractor to National Renewable Energy Laboratory, or NREL, under a DOE grant awarded to NREL. We have the right to be reimbursed for up to $3.9 million and are required to fund an additional $1.5 million in cost sharing expenses. During the nine months ended September 30, 2011, we recognized $269,000 in revenue under this grant, of which $161,000 was received as of September 30, 2011.
To support production of our products in contract manufacturing and dedicated production facilities, we have incurred, and we expect to continue to incur, capital expenditures as we invest in these facilities. Additionally, we have incurred and expect to continue to incur capital expenditures for research and scale-up equipment and tenant improvements. We plan to secure external debt financing from U.S. and Brazilian sources to offset our investment in these contract manufacturing and dedicated production facilities.
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
We expect that we will be able to finance our operations over the next 12 months with cash and investments currently on hand, with cash inflows from collaboration and grant funding and potential cash contributions from product sales, and with new debt to provide additional working capital and to cover portions of our capital expenditures. As currently contemplated, our operating expenditures, capital expenditures and other strategic plans for the remainder of 2011 and for 2012 require significant inflows of cash from credit facilities and similar sources of indebtedness, as well as funding from collaboration partners, that are not yet subject to definitive agreements or commitments from such parties. In addition, some of our anticipated capital expenditures depend on our finding additional sources of funding beyond those we have currently identified. If we fail to secure any such debt or collaboration cash, we will be required to seek other types of funding (such as corporate debt or equity funding) or to curtail our operations, including through reductions and delays of planned capital expenditures and scaling back our operations. If we are forced to curtail our operations, we may be unable to proceed with construction of certain planned production facilities, enter into definitive agreements for supply of feedstock and associated milling and production arrangements that are currently subject to letters of intent, commercialize our products within the timeline we expect, or otherwise continue our business as currently contemplated.
FINEP Credit Facility. In November 2010, we entered into a credit facility with Financiadora de Estudos e Projetos, or FINEP, a state-owned company subordinated to the Brazilian Ministry of Science and Technology. This FINEP Credit Facility was extended to partially fund expenses related to our research and development project on sugarcane-based biodiesel and provides for loans of up to an aggregate principal amount of R$6.4 million Brazilian reais (approximately $3.5 million based on the exchange rate at September 30, 2011) which is guaranteed by a chattel mortgage on certain of our equipment as well as bank letters of guarantee. The first disbursement of approximately R$1.8 million Brazilian reais was received on February 11, 2011 and the next three disbursements will each be approximately R$1.6 million Brazilian reais. Subject to compliance with certain terms and conditions under the FINEP Credit Facility, the three remaining disbursements of the loan will become available to us for withdrawal.
Interest on loans drawn under this credit facility is fixed at 5.0% per annum. In case of default under or non-compliance with the terms of the agreement the interest on loans will be dependent on the long-term interest rate as published by the Central Bank of Brazil (“TJLP”). If the TJLP at the time of default is greater than 6%, then the interest will be 5.0% + a TJLP adjustment factor otherwise the interest will be at 11.0% per annum. In addition, a fine of up to 10.0% will apply to the amount of any obligation in default. Interest on late balances will be 1.0% interest per month, levied on the overdue amount. Payment of the outstanding loan balance will be made in 81 monthly installments which will commence in July 2012 and extend through March 2019. Interest on loans drawn and other charges are paid on a monthly basis commencing in March 2011. As of September 30, 2011 and December 31, 2010, there were R$1.8 million Brazilian reais (approximately $0.9 million based on the exchange rate at September 30, 2011) and zero amount outstanding, respectively, under this FINEP Credit Facility.
The FINEP Credit Facility contains the following significant terms and conditions:

•
We will share with FINEP the costs associated with the FINEP Project. At a minimum, we will contribute approximately R$14.5 million Brazilian reais ($7.8 million based on the exchange rate at September 30, 2011) of which R$11.1 million Brazilian reais should have been contributed prior to the release of the second disbursement;

•
After the release of the first disbursement, prior to any subsequent drawdown from the FINEP Credit Facility, we must provide bank letters of guarantee of up to R$3.3 million Brazilian reais in aggregate (approximately $1.8 million based on the exchange rate at September 30, 2011);

•	Amounts released from the FINEP Credit Facility must be completely used by us towards the FINEP Project within 30 months after the contract execution.
Revolving Credit Facility. In December 2010 we established a revolving credit facility which provides for loans and standby letters of credit of up to an aggregate principal amount of $10.0 million with a sublimit of $5.0 million on the standby letters of credit. Interest on loans drawn under this revolving credit facility will be equal to (i) the Eurodollar Rate plus 3%; or (ii) the Prime Rate plus 0.50%. In case of default or non-compliance with the terms of the agreement, the interest on loans will be Prime Rate plus 2%. The credit facility is collateralized by a first priority security interest in certain of our present and future assets. It has a $5,000 annual loan fee and contains financial and non-financial covenants (see Note 6 to our Consolidated Financial Statements) including a required liquidity of at least $10 million plus two times our quarterly “Net Cash Used in Operating Activities” calculated using our Condensed Consolidated Statements of Cash Flows reflected in our most recent periodic report filed with the SEC. In addition, as of the end of each fiscal quarter, we must maintain a current ratio (current assets to current liabilities) equal to or greater than 2:1. We were in compliance with all covenants as of September 30, 2011.
On February 10, 2011, we borrowed $3.3 million under this revolving credit facility to pay off certain notes payable balances of approximately the same amount. As a result of the payoff, $1.0 million of the $4.1 million outstanding letters of credit under the revolving credit facility was canceled.
On March 29, 2011, we borrowed an additional $3.2 million under this revolving credit facility to finance capital expenditures. Under this facility, there were $6.5 million in loans outstanding and three letters of credit outstanding totaling $3.5 million as of September 30, 2011. The outstanding letters of credit serve as security for certain facility leases and expire between November and December 2011 and may be automatically extended for another one-year period.
Credit Agreement. In November 2008, we entered into a Credit Agreement with a financial institution to secure letters of credit and to finance short term advances for the purchase of ethanol and associated margin requirements as needed. In October 2009, the agreement was amended to decrease the maximum amount that we may borrow under such facility. The Credit Agreement, as amended, provides for an aggregate maximum availability of up to the lower of $20.0 million or the borrowing base as defined in the agreement to secure letters of credit and to finance short term advances for the purchase of ethanol and associated margin requirements as needed. We may use this line to secure letters of credit for product purchases in an aggregate amount up to $5.7 million. In addition, we may borrow cash for the purchase of product, which is determined by our borrowing base. As of September 30, 2011 we had sufficient borrowing base levels to draw up to a total of $9.2 million in short-term cash advances and had $0.3 million available for letters of credit in addition to those then outstanding. As of September 30, 2011 and December 31, 2010 we had no outstanding advances and had $5.4 million and $4.6 million, respectively in outstanding letters of credit under the Credit Agreement which are guaranteed by Amyris, Inc. and payable on demand. The Credit Agreement is collateralized by a first priority security interest in certain of our present and future assets.
Cash Flows during the Nine Months Ended September 30, 2011 and 2010
Cash Flows from Operating Activities
Our primary uses of cash from operating activities are cost of product sales and personnel related expenditures offset by cash received from product sales. Cash used in operating activities was $65.8 million, and $42.8 million for the nine months ended September 30, 2011 and 2010, respectively.
Net cash used in operating activities of $65.8 million in the nine months ended September 30, 2011 reflected a net loss of $119.9 million partially offset by non-cash charges of $29.6 million and a $24.5 million net change in our operating assets and liabilities. Net change in operating assets and liabilities of $24.5 million primarily consists of a $17.7 million increase in accrued and other long term liabilities, an $11.0 million increase in accounts payable and a $4.6 million increase in deferred revenue partially offset by a $7.1 million increase in inventory and a $1.1 million increase in prepaid expenses and other assets. Non-cash charges primarily included $18.8 million of stock-based compensation and $7.7 million of depreciation and amortization.
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
For the nine months ended September 30, 2011, cash provided by investing activities was $23.6 million as a result of $94.5 million in net investment maturities and $0.3 million in acquisition of cash in noncontrolling interest offset by $71.2 million of capital expenditures and deposits on property and equipment.
For the nine months ended September 30, 2010 cash used in investing activities was $126.9 million as a result of $116.5 million in net investment purchases and $10.4 million of capital expenditures and deposits on property and equipment.
Cash Flows from Financing Activities
In the nine months ended September 30, 2011, cash provided by financing activities was $6.0 million, primarily the result of the net receipt of $7.6 million from debt financing and the receipt of $5.0 million in proceeds from option exercises, These cash receipts were offset in part by principal payments on debt of $4.0 million and principal payments on capital leases of $2.1 million.
In the nine months ended September 30, 2010 cash provided by financing activities was $256.9 million, primarily the result of the net receipt of $132.9 million from our sale of Series D convertible preferred stock, the receipt of the net proceeds of $75.4 million from the IPO, the net receipt of $47.8 million from our sale of Series C-1 convertible preferred stock, the net receipt of $3.7 million from our sale of Series C convertible preferred stock, the receipt of $7.1 million from investors in Amyris Brasil and $1.4 million in proceeds from equipment financing. These cash receipts were offset in part by principal payments on debt of $9.3 million and principal payments on capital leases of $2.1 million.
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

Contractual Obligations
The following is a summary of our contractual obligations as of September 30, 2011 (in thousands):

	Total	2011	2012	2013	2014	2015	Thereafter
Principal payments on long-term debt	$12,306	$1,056	$1,597	$7,298	$277	$305	$1,773
Interest payments on long-term debt, fixed rate(1)	1,090	94	264	206	177	150	199
Interest payments on long-term debt, variable rate(2)	312	57	227	28	—	—	—
Operating leases	46,684	1,662	6,741	6,536	6,614	6,792	18,339
Principal payments on capital leases	3,836	745	2,707	384	—	—	—
Interest payments on capital leases	314	104	203	7	—	—	—
Terminal storage costs	900	358	542	—	—	—	—
Purchase obligations(3)	72,648	33,594	38,306	748	—	—	—
Total	$138,090	$37,670	$50,587	$15,207	$7,068	$7,247	$20,311

______________

(1)	For fixed rate facilities, the interest rates are more fully described in Note 6 of our consolidated financial statements.

(2)	For variable rate facilities, amounts are based on weighted average interest rate which was 3.5% as of September 30, 2011.

(3)	Purchase obligations include $66.1 million in non-cancelable contractual obligations and construction commitments.

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

Interest Rate Risk
Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio and our outstanding debt obligations. We generally invest our cash in investments with short maturities or with frequent interest reset terms. Accordingly, our interest income fluctuates with short-term market conditions. As of September 30, 2011, our investment portfolio consisted primarily of money market funds and certificates of deposit, both of which are highly liquid investments. Due to the short-term nature of our investment portfolio, our exposure to interest rate risk is minimal.
As of September 30, 2011, 47% of our debt portfolio was comprised of fixed-rate debt and the balance was variable-rate debt. We pay interest on borrowings under our revolving credit facility at rates that vary with a bank's prime rate. As of September 30, 2011, our weighted average borrowing rate on the revolving credit facility was 3.5%. If interest rates had increased by 100 basis points related to the outstanding borrowings under our revolving credit facility as of September 30, 2011, our interest expense would have increased by $65,000 on an annual basis. Because our average borrowings under our revolving credit facility are not substantial, changes in the interest rate will not have a significant impact on our interest expense.

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

Commodity Price Risk
Our exposure to market risk for changes in commodity prices currently relates primarily to our purchases of ethanol and reformulated ethanol-blended gasoline. When possible, we manage our exposure to this risk primarily through the use of supplier pricing agreements. We also, at times, use standard derivative commodity instruments to hedge the price volatility of ethanol and reformulated ethanol-blended gasoline, principally through futures contracts. The changes in fair value of these contracts are recorded on the balance sheet and recognized immediately in cost of product sales. We recognized a loss of $2.1 million and a loss of $0.4 million, as the change in fair value for the nine months ended September 30, 2011 and 2010, respectively (see Note 3 to our Unaudited Condensed Consolidated Financial Statements).

Item 4. Controls and Procedures

(a) Disclosure Controls and Procedures

The SEC defines the term “disclosure controls and procedures” to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. “Disclosure controls and procedures” include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our Chief Executive Officer and our Chief Financial Officer have concluded, based on an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act) by our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2011.

Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

(b) Changes in Internal Control

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during our third fiscal quarter of 2011 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
As of September 30, 2011, we had an accumulated deficit of $321.8 million. We expect to incur additional costs and expenses related to the continued development and expansion of our business, including our research and development operations, continued operation of our pilot plants and demonstration facility, engineering and design work. Further, we expect to incur costs related to implementation of multiple contract manufacturing arrangements, including equipment purchases, facility construction and technology transfer, as well as those related to the facilities that we are developing with Usina São Martinho and Paraíso Bioenergia and deployment of our technology at other sugar and ethanol mills. There can be no assurance that we will ever achieve or sustain profitability on a quarterly or annual basis.
We have very limited experience producing our products at the commercial scale needed for the development of our business, and we will not succeed if we cannot effectively scale our technology and processes.
To commercialize our products, we must be successful in using our yeast strains to produce target molecules at commercial scale and on an economically viable basis. Such production will require that our technology and processes be scalable from laboratory, pilot and demonstration projects and industrial-scale test runs to commercial-scale production. Up to and through most of 2010, our primary focus was research and development. We are now working to build out our supply chain and manufacturing operations at the same time that we are commencing sales of our products. We have very limited supply chain and manufacturing experience and cannot be sure that we will be successful in establishing these operations in a timely manner and on a scale that will allow us to meet our plans for commercialization. We are outsourcing to contract manufacturers and other third parties some of the production process development work associated with commercial scale-up and such third parties may not perform such development work at the level we expect. Furthermore, our technology may not perform as expected when applied at commercial scale on a sustained basis, or we may encounter operational challenges for which we are unable to devise a workable solution. For example, contamination in the production process could decrease process efficiency, create delays and increase our costs. We may not be able to scale up our production in a timely manner, if at all, even to the extent we successfully complete product development in our laboratories and pilot and demonstration facilities and conduct successful industrial-scale test runs. If this occurs, our ability to commercialize our technology will be adversely affected, and, with respect to any products that we are able to bring to market, we may not be able to lower the cost of production, which would adversely affect our ability to sell our products and achieve profits. Similarly, our ability to produce the volume of Biofene covered by our existing agreements is based in part on our ability to achieve substantially higher production efficiencies than we have to date. We may never achieve those production efficiencies.
We may require additional financing for future growth and may not be able to obtain such financing on favorable terms, if at all.
We will continue to fund our research and development and related activities and to provide working capital to fund production, storage, distribution and other aspects of our business. We may also from time to time consider acquisitions of other companies, assets or technologies to accelerate our research and development and commercialization efforts. In addition, we plan to make significant capital expenditures in connection with our contract manufacturing arrangements and mill production plant arrangements. While we plan to enter into relationships with sugar and ethanol producers for them to provide some portion or all of the capital needed to build the new, adjacent bolt-on production facility, such parties may not be willing to provide such capital and we may be required to provide some or all of the financing that we currently expect to be provided by these owners. Furthermore, as currently contemplated, our operating expenditures, capital expenditure and other strategic plans for the remainder of 2011 and for 2012 require significant inflows of cash from credit facilities and similar sources of indebtedness, as well as funding from collaboration partners, that are not yet subject to definitive agreements or commitments from such parties. In addition, some of our anticipated capital expenditures depend on our finding additional sources of funding beyond those we have currently identified. If we fail to secure any such debt or collaboration cash, we will be required to seek other types of funding (such as corporate debt or equity funding) or to curtail our operations, including through reductions and delays of planned capital expenditures and scaling back our operations. If we are forced to curtail our operations, we may be unable to proceed with construction of certain planned production facilities, enter into definitive agreements for supply of feedstock and associated milling and production arrangements that are currently subject to letters of intent, commercialize our products within the timeline we expect, or otherwise continue our business as currently contemplated.
If, to support our planned operations, we seek additional types of funding that involve the issuance of equity securities, our existing stockholders would suffer dilution. If we are able to raise additional debt financing, we may be subject to restrictive covenants that limit our ability to conduct our business. We may not be able to raise sufficient additional funds on terms that are favorable to us, if at all. If we fail to raise sufficient funds and continue to incur losses, our ability to fund our operations, take advantage of strategic opportunities, develop and commercialize products or technologies, or otherwise respond to competitive pressures could be significantly limited. If this happens, we may be forced to delay or terminate research and development programs or the commercialization of products resulting from our technologies, curtail or cease operations, or obtain funds through collaborative and licensing arrangements that may require us to relinquish commercial rights, or grant licenses on terms that are not favorable to us. If adequate funds are not available, we will not be able to successfully execute our business plan or continue our business.
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
The facility at Usina São Martinho is our first major production facility construction project, and we will design and manage the project. We expect the construction costs of the new facility to total between $80 million to $100 million. Ultimately, under the terms of our joint venture agreements, Usina Sao Martinho would contribute the lower of 61.8 million reais ($33.3 million based on the exchange rate at September 30, 2011) and half of the aggregate cost of construction with us contributing the remainder; however the timing of contributions from Usina Sao Martino depend on in part on the successful commencement of commercial operations at the plant, which could leave us vulnerable in the event we encounter challenges in building the facility or bringing it online, delays in achieving commercial viability with our Biofene production process, disputes with Usina São Martinho or other unanticipated events that may occur prior to the time Usina São Martinho makes its capital contribution. In addition, because

Usina São Martinho's contribution is capped, we will bear the responsibility for construction costs in excess of those anticipated.
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
We commenced production of initial specialty-chemical products in 2011 through the use of contract manufacturers and we anticipate that we will continue to use contract manufacturers to produce a portion of our products thereafter. Setting up sufficient contract manufacturing facilities requires us to make significant capital expenditures, which reduces our cash and subjects us to losses from depreciation. For example, we have incurred, and expect to continue to incur, significant capital expenditures in connection with our contract manufacturing arrangements, including Biomin in Brazil, Tate & Lyle in the U.S., and Antibióticos in Spain. Furthermore, we have outsourced production process development to some of these contract manufacturers and are relying on them to help us achieve production efficiency in our commercial scale-up efforts. We cannot be sure that contract manufacturers with this capacity will be available when we need their services, that they will be willing to dedicate a portion of their production capacity to our products or that we will be able to reach acceptable price and other terms with them for the provision of their production services. If we are unable to secure the services of such third parties when and as needed, we may lose customer opportunities and the growth of our business may be impaired. Furthermore, third party manufacturing partners may not be successful in the development work we have outsourced. For example, they may prioritize other projects or customers or lack expertise or resources at any given time. Failures to develop our production process could prevent us from being able to offer our planned products at competitive prices, on the timeline we expect, or at all. In addition, we expect that our costs to produce products using contract manufacturers will be higher than the costs to produce our products in sugar and ethanol mills with which we have entered into long term relationships.
The production of our products will require sugar feedstock, and the inability to obtain such feedstock in sufficient quantities or in a timely manner may limit our ability to produce our products.
We anticipate that the production of our products will require large volumes of feedstock. For our major production facilities, we expect to rely primarily on Brazilian sugarcane. We cannot predict the future availability of feedstock or be sure that our mill partners, which we expect to supply the sugarcane feedstock necessary to produce our products in Brazil, will be able to supply it in sufficient quantities or in a timely manner. Furthermore, to the extent we are required to rely on sugar feedstock other than

Brazilian sugarcane, the cost of such feedstock may be higher than we expect, increasing our anticipated production costs. Feedstock crop yields and sugar content depend on weather conditions, such as rainfall and temperature, that vary. Weather conditions have historically caused volatility in the ethanol and sugar industries by causing crop failures or reduced harvests. Excessive rainfall can adversely affect the supply of sugarcane and other sugar feedstock available for the production of our products by reducing the sucrose content and limiting growers' ability to harvest. Crop disease and pestilence can also occur from time to time and can adversely affect feedstock growth, potentially rendering useless or unusable all or a substantial portion of affected harvests. With respect to sugarcane, our initial primary feedstock, the limited amount of time during which it keeps its sugar content after harvest and the fact that sugarcane is not itself a traded commodity increases these risks and limits our ability to substitute supply in the event of such an occurrence. If production of sugarcane or any other feedstock we may use to produce our products is adversely affected by these or other conditions, our production will be impaired, and our business will be adversely affected.
If we are unable to decrease our production costs, we may not be able to produce our products at competitive prices and our ability to grow our business will be limited.
Currently, our costs of production are not low enough to allow us to offer many of our planned products at competitive prices.  For us to establish significant sales of our specialty chemicals or fuels, we must achieve commercially-viable production efficiencies and cost structures. Our production cost depends on many factors that could have a negative effect on our ability to offer our planned products at competitive prices. For example, the price of feedstock and our ability to build large-scale production capacity will have a significant impact on our pricing. Other factors that impact our production cost include yield, productivity, separation efficiency and chemical process efficiency. Yield refers to the amount of the desired molecule that can be produced from a fixed amount of feedstock. Productivity represents the rate at which our product is produced by a given yeast strain. Separation efficiency refers to the amount of desired product produced in the fermentation process that we are able to extract and the time that it takes to do so. Chemical process efficiency refers to the cost and yield for the chemical finishing steps that convert our target molecule into a desired product. In order to successfully enter transportation fuels and certain other specialty chemical markets, we must produce those products at significantly lower cost, which will require both substantially higher yields than we have achieved to date and other significant improvements in production efficiency. There can be no assurance that we will be able to make these improvements or reduce our production costs sufficiently to offer our planned products at competitive prices, and any such failure could have a material adverse impact on our business and prospects.
Our ability to establish substantial commercial sales of our products is subject to many risks, any of which could prevent or delay revenue growth and adversely impact our customer relationships, business and results of operations.
There can be no assurance that our products will be approved or accepted by customers, that customers will choose our products over competing products, or that we will be able to sell our products profitably at prices and with features sufficient to establish demand. Although we have recently begun to sell squalane and some diesel, we are in the very early stages of selling our products into the commercial markets we are targeting. Our sales and marketing efforts for our initial products are primarily focused on a small number of target customers and we will need to convince them that our products are comparable to or better than the products they currently use that we seek to replace. In addition, these customers will need to complete product qualification procedures, which may not be achieved in a timely manner or at all.
We also face risks related to commercial production which could affect our efforts to commercialize our products. While we have entered into a variety of contract manufacturing and chemical processing agreements to facilitate near-term production, we may need to expand these arrangements or enter into additional production arrangements to meet our production goals in any given year. There can be no assurance that we will be able to complete additional contract manufacturing or similar agreements as needed on a timely basis or on commercially reasonable terms. Also, in order for production to commence under some of our existing manufacturing arrangement, and perhaps under future contract manufacturing arrangements, we will have to provide equipment needed for the production of our products and we cannot be assured that such equipment can be ordered, or installed, on a timely basis, at acceptable costs, or at all. In addition, we will need to transfer our yeast strains and production processes to third-party contract manufacturing facilities, which may pose technical or operational challenges that delay production or increase our costs. The failure of these facilities to produce our products on a timely basis or at all, or with adequate quality or in volumes sufficient to meet our customer demand, could harm our relationships with our customers and prevent or delay sales. Our production costs will also depend on our ability to make progress in improving the yield, productivity, separation efficiency and chemical process efficiency of our production process. If we are unable to make the necessary progress or otherwise wish to accelerate our commercialization efforts, we may sell our products at a loss in order to establish demand for our products and develop customer relationships, which could adversely affect our results of operations.
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
In addition, in August 2011, we entered into a term sheet with Total for worldwide commercialization of Amyris diesel and other potential products, which, among other things, contemplates additional funding by Total to Amyris under the associated collaboration. There can be no assurance that the term sheet with Total will result in definitive agreements or that any final agreements will, ultimately, contain the terms provided in the term sheet. Our ability to commercialize Amyris diesel depends on our investing significantly in development, production and scale up and, if we cannot secure this funding from the anticipated agreement with Total, we may be compelled to seek alternative funding, which may not be available to us on acceptable terms or at all.
An increase in the price and profitability of ethanol and sugar relative to our products could adversely affect our arrangements with sugar and ethanol producers.
In order to induce owners of sugar and ethanol facilities to produce our products, we generally have planned to compensate them for the feedstock consumed in the production of our products in an amount equal to the revenue they would have realized had they instead produced their traditional products, plus any incremental costs incurred in the production of our products over their usual production costs. Also, as we sell our products, we expect to share a portion of the realized gross margin with these mill owners. An increase in the price of ethanol or sugar relative to the price at which we can sell our products could result in the cost of our products increasing without a corresponding increase in the price at which we can sell our products. In this event our results of operations would be adversely affected. If ethanol prices are sufficiently high that the return from converting a given amount of sugarcane to ethanol exceeds the return from converting that amount of sugarcane into our products, then we will have to compensate the mill owner for that loss or risk the mill owner reverting to the production of ethanol and not producing our products at all. Many factors could cause this unfavorable price dislocation. If sugar prices increase over a sustained period of time, this may encourage sugar production at the expense of ethanol in mills with flexibility to produce both products, which in turn could cause domestic prices in Brazilian reais for ethanol to increase. In addition, the Brazilian government currently requires the use of anhydrous ethanol as a gasoline additive. Any change in these government policies could affect ethanol demand in a way that discourages mill owners from producing our products.
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
Our renewable chemical products may be subject to government regulation in our target markets. In the U.S., the EPA administers the Toxic Substances Control Act, or TSCA, which regulates the commercial registration, distribution, and use of many chemicals. Before an entity can manufacture or distribute significant volumes of a chemical, it needs to determine whether that chemical is listed in the TSCA inventory. If the substance is listed, then manufacture or distribution can commence immediately. If not, then often a “Chemical Abstracts Service” number registration and pre-manufacture notice must be filed with the EPA for a review period of up to 180 days including extensions. Some of the products we produce or plan to produce, such as Biofene and squalane, are already in the TSCA inventory. Others, such as our lubricants, farnesane (diesel) and new jet fuel molecules, are not yet listed. We may not be able to expediently receive approval from the EPA to list the molecules we would like to make on the TSCA registry, resulting in delays or significant increases in testing requirements. A similar program exists in the European Union, called REACH (Registration, Evaluation, Authorization, and Restriction of Chemical Substances). We similarly need to register our products with the European Commission, and this process could cause delays or significant costs. To the extent that other geographies, such as Brazil, may rely on TSCA or REACH for chemical registration in their geographies, delays with the U.S. or European authorities may subsequently delay entry into these markets as well.
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
In order for our diesel fuel product to be accepted in various countries around the world, diesel engine manufacturers must determine that the use of our fuels in their equipment will not invalidate product warranties and that they otherwise regard our diesel as an acceptable fuel. In addition, we must successfully demonstrate to these manufacturers that our fuel does do not degrade the performance or reduce the life cycle of their engines or cause them to fail to meet emissions standards. Meeting these suitability standards can be a time consuming and expensive process, and we may invest substantial time and resources into such qualification efforts without ultimately securing approval. To date, our diesel fuel products have achieved limited approvals from certain engine manufacturers, but we cannot be assured that other engine or vehicle manufacturers or fleet operators, will approve usage of our fuels. Although our diesel fuel satisfies existing pipeline operator and fuel distributor requirements, such fuel has not been reviewed nor transported by such operators as of this date. If these operators impose volume limitations on the transport of our fuels, our ability to sell our fuels may be impaired.
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
We bear the risk that the rate of inflation in the foreign countries where we incur costs and expenses or the decline in value of the U.S. dollar compared to those foreign currencies will increase our costs as expressed in U.S. dollars. For example, future measures by the Central Bank of Brazil to control inflation, including interest rate adjustments, intervention in the foreign exchange market and changes to the fixed the value of the real, may weaken the U.S. dollar in Brazil. Whether in Brazil or otherwise, we may not be able to adjust the prices of our products to offset the effects of inflation or foreign currency appreciation on our cost structure, which could increase our costs and reduce our net operating margins. If we do not successfully manage these risks through hedging or other mechanisms, our revenues and results of operations could be adversely affected.
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
In the specialty chemical markets that we will seek to enter initially, and in other chemical markets that we may seek to enter in the future, we will compete primarily with the established providers of chemicals currently used in these products. Producers of these incumbent products include global oil companies, large international chemical companies and other companies specializing in specific products, such as squalane or essential oils. We may also compete in one or more of these markets with products that are offered as alternatives to the traditional petroleum-based or other traditional products being offered in these markets.

In the transportation fuels market, we expect to compete with independent and integrated oil refiners, advanced biofuels companies and biodiesel companies. These refiners compete with us by selling traditional fuel products and some are also pursuing hydrocarbon fuel production using non-renewable feedstocks, such as natural gas and coal, as well as processes using renewable feedstocks, such as vegetable oil and biomass. We also expect to compete with companies that are developing the capacity to produce diesel and other transportation fuels from renewable resources in other ways. These include advanced biofuels companies using specific enzymes that they have developed to convert cellulosic biomass, which is non-food plant material such as wood chips, corn stalks and sugarcane bagasse, into fermentable sugars. Similar to us, some companies are seeking to use engineered enzymes to convert sugars, in some cases from cellulosic biomass and in others from natural sugar sources, into renewable diesel and other fuels. Biodiesel companies convert vegetable oils and animal oils into diesel fuel and some are seeking to produce diesel and other transportation fuels using thermochemical methods to convert biomass into renewable fuels.
With the emergence of many new companies seeking to produce chemicals and fuels from alternative sources, we may face increasing competition from alternative fuels and chemicals companies. As they become established and funded, some of these companies may be able to establish production capacity and commercial partnerships to compete with us. If we are unable to establish production and sales channels that allow us to offer comparable products at attractive prices, we may not be able to compete effectively with these companies.
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
Our revenues and results of operations could vary significantly from quarter to quarter because of a variety of factors, many of which are outside of our control. As a result, comparing our results of operations on a period-to-period basis may not be meaningful. Factors that could cause our quarterly results of operations to fluctuate include:
•achievement, or failure to achieve, technology or product development milestones needed to allow us to enter identified markets on a cost effective basis;

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

Our fuels marketing and distribution business depends on purchasing and reselling ethanol produced by third parties and reformulated ethanol-blended gasoline, which may not be available to us on favorable terms or at all and which subjects us to distribution and environmental risks.
Amyris Fuels currently purchases and sells ethanol and reformulated ethanol-blended gasoline under short-term agreements and in spot transactions. In the near term, we plan to continue the purchase and sale of ethanol and reformulated ethanol-blended gasoline and to hedge the price volatility of ethanol and gasoline using futures contracts. We cannot predict future market prices or other terms of any supply contracts that Amyris Fuels may enter into. We cannot assure you that Amyris Fuels will be able to purchase ethanol and reformulated ethanol-blended gasoline at favorable prices, allowing our ethanol and reformulated ethanol-blended gasoline marketing activities to be profitable. In addition, there can be no guarantee that futures contracts to hedge the risks from the purchase and sale of ethanol and gasoline will effectively mitigate risk as intended, that such hedging instruments will always be available, or that counterparties to such hedging contracts will honor their obligations. As a result of these pricing and hedging uncertainties, Amyris Fuels may incur operating losses, harming our results of operations and financial condition. In addition, in order to distribute and sell ethanol and reformulated ethanol-blended gasoline, Amyris Fuels needs access to certain terminal and other storage capacity for ethanol and reformulated ethanol-blended gasoline, and relies on providers of transportation and transloading services for the movement of ethanol and reformulated ethanol-blended gasoline. If Amyris Fuels is unable to access sufficient terminal and other storage capacity and/or to obtain transportation and transloading services on favorable terms, its business will be substantially harmed, which will reduce our future revenues and adversely affect our results of operations and financial condition. Furthermore, there are potential environmental hazards, including risk of spill or fire, associated with the movement and storage of fuel. Although Amyris maintains insurance coverage to mitigate its exposure to such risks, its liability coverage may not be sufficient for a catastrophic event.
Growth may place significant demands on our management and our infrastructure.
We have experienced, and may continue to experience, expansion of our business as we continue to make efforts to develop and bring our products to market. We have grown from 18 employees at the end of 2005 to 221 employees at the end of 2009 and 467 at September 30, 2011. We are working simultaneously on multiple projects to develop, produce and commercialize several types of renewable chemicals and fuels. Our growth and diversified operations have placed, and may continue to place, significant demands on our management and our operational and financial infrastructure. In particular, continued growth could strain our ability to:
•develop and improve our operational, financial and management controls;

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
Our commercial success will depend substantially on our ability to obtain patents and maintain adequate legal protection for our technologies and product candidates in the U.S. and other countries. As of September 30, 2011, we had 53 issued U.S. and foreign patents and 247 pending U.S. and foreign patent applications that are owned by or licensed to us. We will be able to protect our proprietary rights from unauthorized use by third parties only to the extent that our proprietary technologies and future products are covered by valid and enforceable patents or are effectively maintained as trade secrets.
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
As of September 30, 2011, our executive officers, directors, current ten percent or greater stockholders and entities affiliated with them together beneficially owned approximately 39.6% and a single stockholder-Total-held approximately 21.4% of our outstanding common stock, respectively. This significant concentration of share ownership may adversely affect the trading price for our common stock because investors often perceive disadvantages in owning stock in companies with controlling stockholders.

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
All of the shares sold in our initial public offering are freely tradable without restrictions or further registration under the federal securities laws, unless purchased by our “affiliates” as that term is defined in Rule 144 under the Securities Act of 1933, as amended, or the Securities Act. Substantially all the remaining shares of our outstanding common stock became eligible for sale in the public market beginning following the expiration in late March 2011 of the lock-up agreements relating to our initial public offering, subject in certain circumstances to the volume, manner of sale and other limitations under Rule 144. Additionally, we have registered all shares of our common stock that we may issue under our equity incentive plans. These shares can be freely sold in the public market upon issuance, unless pursuant to their terms these stock awards have transfer restrictions attached to them. Sales of a substantial number of shares of our common stock, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(b) Use of Proceeds from Public Offering of Common Stock

Our initial public offering of common stock was effected through a Registration Statement on Form S-1 (File No. 333-164593) that was declared effective by the SEC on September 27, 2010. The net offering proceeds to us, after deducting underwriting discounts and commissions and offering costs, were approximately $85.5 million. Of the net proceeds, as of September 30, 2011, $76.4 million has been used for capital expenditures, including deposits on capital expenditures, and approximately $3.9 million has been used for debt reduction and payment of capital lease obligations. At September 30, 2011, the remainder of the net proceeds was invested in short-term, interest-bearing investment grade securities. We expect that our use of the net proceeds from the initial public offering will conform to the intended use of proceeds as described in our initial public offering prospectus dated September 27, 2010.

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

AMYRIS, INC.

Dated: November 9, 2011	By:	/S/ JOHN G. MELO
John G. Melo President and Chief Executive Officer (Principal Executive Officer)

Dated: November 9, 2011	By:	/S/ JERYL HILLEMAN
Jeryl Hilleman Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Index		Previously Filed				Filed Herewith
	Description	Form	File No.	Filing Date	Exhibit

3.01	Restated Certificate of Incorporation	10-Q	001-34885	November 10, 2010	3.01

3.02	Restated Bylaws	10-Q	001-34885	November 10, 2010	3.02

10.01*	Letter Agreement dated August 2, 2011 between Amyris, Inc. and Jeryl Hilleman					X

10.02*	2005 Stock Option/Stock Issuance Plan, as amended July 19, 2011					X

31.01	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(c) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.02	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(c) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.01†	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.02†	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101††
The following financial statements from Amyris Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statement of Stockholders' Equity; (iv) the Condensed Consolidated Statements of Cash Flows; and (v) the Notes to Unaudited Condensed Consolidated Financial Statements, tagged as blocks of text.
X

*	Indicates management contract or compensatory plan or arrangement.

†
This certification shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or Exchange Act, or otherwise subject to the liability of that Section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended or the Exchange Act of 1934.

††
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