Form 10-K
period 2011-12-31
AMYRIS, INC.
filed 2012-02-28
CIK 1365916

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one.)

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐(Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒
As of June 30, 2011, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $755.7 million, based on the closing price of the registrant’s common stock on the NASDAQ Global Market.
56,259,745 shares of the Registrant’s common stock, par value $0.0001 per share, were outstanding as of February 23, 2012.

DOCUMENTS INCORPORATED BY REFERENCE
Portions registrant’s proxy statement to be delivered to stockholders in connection with the registrant’s 2012 Annual Meeting of Stockholders to be held on or about May 22, 2012 are incorporated by reference into Part III of this Form 10-K. The registrant intends to file its proxy statement within 120 days after its fiscal year end.

AMYRIS, INC.
ANNUAL REPORT ON FORM 10-K
For the Fiscal Year Ended December 31, 2011

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
TRADEMARKS
Amyris®, the Amyris logo, Biofene® and No Compromise® are trademarks or registered trademarks of Amyris, Inc. This report also contains trademarks and trade names of other business that are the property of their respective holders.

PART I

ITEM 1. BUSINESS

Overview

We are building an integrated renewable products company to provide sustainable alternatives to a broad range of petroleum-sourced products used in specialty chemical and transportation fuel markets worldwide. We do this by applying our industrial synthetic biology technology platform to modify microorganisms, primarily yeast, to function as living factories in established fermentation processes to convert plant-sourced sugars into a variety of hydrocarbon molecules that can serve as flexible building blocks to be used in a wide range of products. We intend to commercialize these products as renewable ingredients in six target markets: cosmetics, lubricants, flavors and fragrances, polymers and plastic additives, home and personal care products, and transportation fuels. We call these No Compromise products because we design them to perform comparably to or better than currently available products.

Our first technology success came through the development and application of our platform to create microbial strains that produce artemisinic acid, a precursor of artemisinin, an anti-malarial therapeutic. We granted a royalty-free license to this technology to Sanofi-Aventis, which currently expects to begin distributing artemisinin-based anti-malarial drugs made through our technology in 2012. Our first proprietary commercialization efforts have been focused on a molecule called farnesene, or Biofene, which can be used as-is or can be further converted by conventional chemical process into other renewable ingredients in consumer and industrial products, as well as serve as transportation fuels such as diesel. Our strategy is to focus our direct commercialization efforts on higher-value, lower-volume markets while moving lower-margin, higher-volume commodity products, including our fuels and base oil lubricants products, into joint venture arrangements with established industry leaders. We believe this approach will permit access to the capital and resources necessary to support large-scale production and global distribution for our large-market commodity products. To support this strategy, we have established a number of relationships, including:

•
Development and commercialization agreements with an affiliate of Total S.A., or Total, which currently provides funding for our Biofene research program as well as the research and development of our jet and diesel fuels. Under these agreements, we intend to establish one or more joint ventures with Total to commercialize these products.

•
A supply agreement with Petrobras Distribuidora S.A., or Petrobras, under which we sell diesel produced from Biofene to Petrobras who blends our diesel in fuel sold to city bus fleets in São Paulo and Rio de Janeiro, Brazil.

•
A joint venture agreement with an affiliate of Cosan Indústria e Comércio S.A., or Cosan, a leading producer of lubricants in Brazil, which established Novvi LLC, or Novvi, for the purpose of developing and commercializing base oils for use in finished lubricants products.

•
Development and commercialization agreements with Firmenich SA, or Firmenich, and Givaudan Schweiz AG, or Givaudan, global flavors and fragrances companies, focusing on key ingredients for the flavors and fragrances market.

•	A development agreement with Manufacture Francaise de Pneumatiques Michelin, or Michelin, focusing on development and commercialization of isoprene for use in tires.

•
Agreements with several entities for the development of Biofene for various industrial polymer or home and personal care applications, including (i) Kuraray Co., Ltd., or Kuraray, for the use of Biofene in certain polymer products, (ii) M&G Finanziaria S.R.L., or M&G, for use of Biofene in M&G's polyethylene terephthalate (PET) resins incorporated into containers for food, beverages and other products, (iii) Method Products, Inc., or Method, for the use of Biofene in home and personal care products, (iv) The Proctor & Gamble Company, or P&G, for the use of Biofene as an ingredient in certain household products, and (v) Wilmar Trading Pte. Ltd., or Wilmar, for the use of Biofene as a surfactant.

To support our manufacturing operations, we have established the following relationships:

•
For the production of Biofene, contract manufacturing agreements with (i) Biomin do Brasil Nutricão Animal Ltda., or Biomin, related to the use of a facility located in Piracicaba, Brazil, (ii) Antibióticos, S.A., or Antibióticos, for a production facility located in León, Spain, and (iii) Tate & Lyle Ingredients Americas, Inc., or Tate & Lyle, an affiliate of Tate & Lyle PLC in Decatur, IL, to produce Biofene.

•
For the conversion of Biofene into finished chemical products, agreements with (i) Glycotech, Inc., or Glycotech, related to the conversion of Biofene into squalane (a moisturizing ingredient used in cosmetics and other personal care products), industrial lubricants and other final products at a facility located in Leland, North Carolina, (ii) Dottikon Exclusive Synthesis, AG, or Dottikon, for production of squalane and Biofene-derived molecules for use as oxygen scavengers in PET polymers at a facility in Switzerland (pending completion of process development work), and (iii) Albemarle Corporation, or Albemarle, for production of Biofene-derived base oils at a facility in Baton Rouge, Louisiana (also pending completion of process development work).

•
For the future production of Biofene, a manufacturing agreement with Paraíso Bioenergia S.A., or Paraíso Bioenergia, in São Paulo State, Brazil, under which we are constructing fermentation and separation capacity to produce our products.

•
Our joint venture with Usina São Martinho, or São Martinho, a subsidiary of São Martinho S.A., one of the largest sugar and ethanol producers in Brazil, pursuant to which we are building our first stand-alone, large-scale production facility at the São Martinho sugar and ethanol mill located in São Paulo state, Brazil.

•
To support the expansion of our large-scale production capacity in Brazil, non-binding letters of intent with several leading Brazilian sugar and ethanol producers, including Usina Alvorada, or Alvorada, Cosan, ETH Bioenergia S.A., or ETH, and Acúcar Guarani S.A., or Acúcar Guarani.

While our platform is able to utilize a wide variety of feedstocks, we are focusing our large-scale production plans primarily on the use of Brazilian sugarcane as our feedstock because of its abundance, low cost and relative price stability. We intend to secure access to this feedstock, and expand our production capacity beyond our initial use of contract manufacturers, in a “capital light” manner through the production relationships we are establishing with sugar and ethanol producers in Brazil. With this approach, we expect to work with these entities to build new, “bolt-on” facilities adjacent to their existing mills instead of building entirely new “greenfield” facilities, thereby reducing the capital required to establish and scale our production.

We have two operating subsidiaries, Amyris Brasil Ltda. (formerly Amyris Brasil S.A.), or Amyris Brasil, and Amyris Fuels, LLC, or Amyris Fuels. Amyris Brasil oversees the establishment and expansion of Amyris's production in Brazil, and Amyris Fuels was established to help us develop fuel distribution capabilities in the U.S. Amyris Fuels currently generates revenue from the sale of ethanol and reformulated ethanol-blended gasoline to wholesale customers through a network of terminals in the eastern U.S. As of December 31, 2011, we had 493 employees worldwide, including 348 in Emeryville, California, 140 in Campinas and Piricicaba, Brazil, and 5 in Chicago, Illinois. We have also established a broad patent portfolio, including 66 issued patents and 279 patent applications pending worldwide as of February 15, 2012. This portfolio provides protection through coverage of composition of matter on many of our end products, our technology and research tools, and our manufacturing processes.

We were incorporated in 2003. We began selling fuels through our subsidiary Amyris Fuels in June 2008. Since inception we have generated $318.8 million in revenue, including $270.1 million from Amyris Fuels and substantially all of the remainder from grants and collaborations and to a lesser extent from product sales of our renewable products.

Industry Background

Petroleum is a fundamental building block for many products, such as consumer products, chemicals, plastics and transportation fuels that are essential to modern economies. Recently the increased demand for petroleum in the face of limited supply, supply chain uncertainty and negative environmental impacts has created challenges to the current petroleum infrastructure. As a result, there have been many attempts to create products comparable to petroleum derivatives without these drawbacks. However, initial approaches have faced a number of challenges that have limited their success, including:

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

Other efforts to develop alternatives to petroleum-sourced products include the use of non-food-based feedstocks, such as cellulosic sugars sourced from wood chips, corn stalks and sugarcane bagasse. Some of these approaches are showing promise and may not be influenced by commodity markets and food versus fuel concerns. However, they are not complete solutions to the challenges above, and to date, these approaches have been limited by cost and technical considerations, among others.

Our Solution

We seek to apply our synthetic biology platform to provide renewable, high-performance alternatives to selected petroleum-sourced chemicals and fuels. Our products are designed to enable our customers to reduce the environmental impact of their products without compromising performance, and, in some cases, our renewable products would provide superior performance to the petroleum-sourced products they are replacing. Our business model is designed to produce these products and bring them to market in a “capital light” manner and, for many of our products, without reliance on government subsidies. Our industrial synthetic biology platform is designed to produce competitive products from widely-available plant-derived feedstocks using genetically modified yeast strains in a well-established fermentation process. We are focusing our initial large-scale production efforts in Brazil, which allows us to access locally-grown sugarcane feedstock and to leverage the substantial infrastructure of existing sugar and ethanol mills.

Our Strategy

Our objective is to become the leading provider of renewable specialty chemicals and transportation fuels worldwide. Key elements of our strategy include:

Targeting markets to maximize returns. We intend to commercialize our products initially in select specialty chemical markets which are characterized by higher-margin, lower-volume products, where we believe we can earn positive gross margins with current production process efficiencies, as well as certain niche diesel markets where we can earn a positive margin at our current and near term production costs or where we see strong opportunity to support development of the market. Then as we lower our production costs through technical improvements, we intend to expand into broader lower-margin, higher volume commodity product markets, such as the broad-based fuels market and base oil lubricants markets, through joint venture arrangements. To accelerate our entry into select new product opportunities, we will continue to enter into collaborative research, development and commercialization agreements, such as the existing agreements with Cosan, Firmenich, Givaudan, Kuraray, M&G, Method, Michelin, P&G, Total and Wilmar.

Leveraging our technology platform to improve efficiency. Our technology platform is based on an industrial platform for strain development and includes activities to support scale up to commercial production in two pilot plant facilities, a demonstration facility. We intend to continually apply our technology platform to lower the cost of production of our products through improvements in yields and other production process efficiencies.

Focusing on Brazilian sugarcane. We are initially focusing on Brazilian sugarcane as the feedstock to support our production ramp because of its abundance, low cost and relative price stability. We are also able to use a wide variety of other feedstocks, including sweet sorghum, sugar beets, corn-based dextrose and other industrial sources of plant sugar.

Advancing capital light production. We are partnering with leading sugar and ethanol mills in Brazil, such as our joint venture with Usina Paraiso and Usina São Martinho, to establish and scale production at a lower cost than the cost of “greenfield” mill construction. Under this approach, we expect to work selectively with Brazilian sugar and ethanol producers to build new, “bolt-on” facilities adjacent to their existing mills, instead of building entirely new facilities, thereby reducing the capital required to establish and scale our production.

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

Moving production from lab to commercial scale. Once we have established a pathway and verified that it can produce the target molecule, the yeast strain must be improved to increase the level of efficiency of production. We design our lab scale two liter fermentors to mimic the conditions found in larger scale fermentation so that our findings may translate predictably from lab scale to pilot, demonstration and commercial scale. In addition to our lab scale fermentors, we have operating pilot plants in our facilities in both Emeryville, California and Campinas, Brazil, as well as two 5,000-liter fermentors in our Campinas demonstration facility. We are also operating three contract manufacturing facilities in the U.S., Brazil and Spain using 100,000 to 240,000 liter fermentors.

Production

Our production operations involve two steps. First, we produce the target molecule by means of an industrial fermentation process. In certain cases this target molecule is itself the desired end product. In other cases, it must be converted into the desired end product by means of chemical finishing steps.

Commercial Production of Target Fermentation Molecules

We have initiated commercial production of Biofene, our initial fermentation molecule, by using contract manufacturers as we complete our facility at Paraíso, Brazil and our joint venture facility with Usina São Martinho, SMA Indústria Química S.A., or SMA. Following completion of SMA, we will seek to expand our large-scale production capacity of intermediate molecules by entering into agreements with owners of additional sugar and ethanol mills in Brazil. We may also use alternative production resources in other geographies.

We are currently developing the engineering designs and technical capabilities to build out facilities at existing sugar and ethanol mills to produce Biofene and other target fermentation molecules. Because the bulk of our fermentation production process leverages the same equipment and process steps used to produce ethanol, we will be able to utilize much of the existing infrastructure. We expect this capital light approach will allow us to scale production at a lower cost than the cost of "greenfield" mill construction. The mill operator will retain the ability to direct the crushed sugarcane to produce either their current products or our products.

The manner in which we intend to develop our manufacturing capacity is as follows:

Contract manufacturing. To date, we have used contract manufacturing facilities to produce Biofene in quantities needed for certification and fleet testing as well as our 2011 and initial 2012 sales. For Biofene production, we have entered into agreements with Biomin and Tate & Lyle and Antibióticos. We have purchased certain equipment needed for production at these facilities. We will be the owner and distributor of the Biofene produced through these arrangements. We may seek to enter into additional contract manufacturing arrangements as an efficient way to ramp our near-term production. Depending primarily on the manufacturer's location and preferences, the most likely feedstocks to be used in these contracted facilities would be sugarcane syrup, sugar beet syrup, sugar beet molasses, VHP (“very high pol”) sugar or corn-based dextrose.

Production at Paraíso. We have an agreement with Paraíso Bioenergia to construct and operate a production facility on their premises. Under this agreement, Paraíso Bioenergia will supply sugar cane juice and other utilities and we are responsible for construction of the production facility. The new production facility is being designed to process juice from up to one million tons of cane annually. We commenced construction of this facility in August 2011.

Production at Joint Venture facility at Usina São Martinho. We formed SMA in 2010, and commenced site preparation in December 2010 and civil construction in February 2011. The SMA plant was our first facility construction project and it is intended to provide a large-scale production facility to support our longer-term production plans. The construction project is ongoing and our estimated completion date for the facility depends significantly on the timing and availability of financing for the project.

Increasing large-scale production in Brazil through arrangements with sugar and ethanol mill owners. We anticipate increasing our commercial production in Brazil through arrangements with other ethanol and sugar producers. We have in place non-binding letters of intent for production relationships with several sugar and ethanol producers in Brazil, including Alvorada, Cosan, ETH and Açúcar Guarani.

Alternative geographies and feedstocks for production. Although we have identified the use of new "bolt-on" facilities adjacent to existing sugar and ethanol mills in Brazil as the optimal source for a substantial portion of our primary large-scale production efforts, we will also use facilities in alternative geographies for certain products. Our contract manufacturing arrangements currently include the use of facilities in the U.S., Brazil and Spain. In addition, we are exploring other production options in the U.S., including evaluating the potential for the use of sweet sorghum, “energy grasses,” and woody biomass sourced from a variety of locations in the U.S. as feedstock, through an Integrated Biorefinery Grant from the U.S. Department of Energy, or DOE, and participation as a subcontractor to the DOE's National Renewable Energy Laboratory, or NREL, in connection with the NREL's National Advanced Biofuels Consortium.

Chemical Finishing Process

We may sell commercially-produced Biofene directly or we may first perform additional chemical finishing steps to convert Biofene into other finished products such as renewable squalane, lubricants, polymers, home and personal care products and diesel. We have established an agreement with Glycotech for use of the Leland, North Carolina facility of Salisbury Partners, LLC to convert Biofene into squalane, industrial lubricants and other final products starting in 2011. In addition, we have multiple agreements in place with Dottikon for the completion of process development work. Upon successful completion of such work, Dottikon may produce in Switzerland pilot and large-scale amounts of squalane or Biofene-derived molecules for use as oxygen scavengers in PET polymers or both. We have also entered into a services agreement with Albemarle under which it is completing process development work and will make pilot-scale amounts of certain Biofene-derived base oils at its facility in Baton Rouge, Louisiana. We expect to enter into additional agreements with other chemical companies for finishing services to access a flexible capacity and array of services.

Our Products

We focus on bringing forth a broad range of products to address six identified markets: cosmetics, lubricants, flavors and fragrances, polymers, consumer products and transportation fuels.

Cosmetics

Through simple chemical finishing steps, we are able to convert Biofene into squalane. Squalane is used today as a moisturizing ingredient in cosmetics and other personal care products. Squalane traditionally has been manufactured from olive oil or extracted from shark liver oil. We believe Amyris-produced squalane offers a purity that is equal or superior to squalane derived from conventional sources. The high price of squalane to date has meant that its use has been limited to small quantities in mass-market product formulations or to use in luxury products. We believe that we are capable of producing squalane at a price that would permit formulators to use squalane more broadly. To market and distribute squalane, we have established a relationship with Soliance, a leading distributor of renewable cosmetics ingredients based in the Champagne-Ardenne region in France and we have an agreement with Nikko Chemicals Co.Ltd., a distributor in Japan.

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

In December 2010, we entered into an agreement with Cosan to establish a joint venture for the worldwide development, production and commercialization of renewable base oils. We established this joint venture, Novvi, in June 2011. We anticipate that Novvi will source Biofene initially from Amyris production facilities and the parties would share the development, marketing and operating costs.

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

•
A co-development agreement with Givaudan, a global flavors and fragrance company headquartered in Vernier, Switzerland. Under the agreement, we will develop a derivative of Biofene to be used as a building block for one of the proprietary fragrance ingredients in Givaudan's palette. Upon achievement of certain success criteria, we will supply Biofene to Givaudan to derive the proprietary ingredient for the global fragrances and flavors market and share in the economic value created from the use of Biofene.

Polymers and Plastic Additives

Synthetic polymers are commonly used in the manufacture of thousands of products that incorporate plastics and other polymeric materials, and we believe Biofene has the potential to provide significant opportunities for development of renewable products for the polymer market. In June 2010, we announced a partnership with M&G, the world's largest producer of PET (polyethylene terephthalate) resins for packaging applications, to incorporate Biofene as an ingredient in M&G's PET processing. M&G is currently evaluating the potential for Biofene to improve product performance. Upon successful completion of product development and testing, Amyris would supply Biofene to M&G.

In August 2011, we signed a collaboration agreement with Kuraray to develop polymers from Biofene. Under the agreement, Kuraray will use Biofene to replace petroleum-derived molecules such as butadiene and isoprene in the production of specified classes of high-performing polymers. Upon successful completion of the technical development program for the first polymer, Amyris and Kuraray would enter into a supply agreement for Kuraray's exclusive use of Biofene in the manufacturing and commercialization of these polymer products.

Home & Personal Care Products

Biofene also offers a platform for development of sustainable, high-performing and cost-competitive ingredients for the fabric and home care (such as detergents, fabric softener, dish soap, and household cleaning products) and the personal care (such as hair care and body care) markets. To support our development and launch of ingredients to serve these markets, we have entered into a series of agreements with P&G. These agreements include collaboration on the development of certain specialty chemicals for P&G's products from Biofene and a related supply agreement for Biofene, which would commence upon successful completion of certain technical and commercial milestones.

In September 2011, we entered into a collaboration agreement with Wilmar focused on the development and worldwide commercialization of a family of surfactants derived from Biofene for use in a range of products, including consumer packaged goods, personal care products and industrial applications. In addition, in October 2011, we entered into a joint development agreement with Method to develop molecules derived from Biofene for use in home and personal care products.

As we develop and produce new chemicals via our technology platform, we will look for opportunities to use these new chemicals as-is or as sustainable building blocks to make other ingredients.

Transportation Fuels

We have selected diesel as our primary area of focus within the transportation fuels market because of its projected global demand growth, the lack of a scalable, competitive renewable product, and our belief that our fuel product has properties superior to those of existing renewable alternatives. In general, we will produce our renewable diesel by the simple chemical step of hydrogenating our Biofene. Hydrogenation is a common chemical process currently used in the production of numerous products, such as saturation of vegetable oils to make margarine.

In July 2011, we entered into an agreement with Petrobras to sell diesel derived from Biofene to Petrobras to blend with fuel supplied and distributed by Petrobras to city bus fleets of São Paulo and Rio de Janeiro, Brazil. In November 2011, we entered into an amendment of our technology license, development, research and collaboration agreement with Total to establish a renewable diesel development program. The amendment provides for an exclusive strategic collaboration for the development of renewable diesel products and contemplates that the parties will establish a joint venture for the production and commercialization of such renewable diesel products on an exclusive, worldwide basis. The amendment also provides that commercialization and production of jet fuel, already under development pursuant to the collaboration agreement, would be conducted on an exclusive, worldwide basis through the same joint venture.

We have completed significant steps to validate our ability to produce a market-accepted diesel product. By design, our product is a hydrocarbon of similar size to many of the hydrocarbons in petroleum-sourced diesel fuel. Due to the similarity of its chemical composition to that of existing petroleum-sourced diesel, our product has the properties required of diesel fuel and thereby satisfies the ASTM D975 Table 1 specifications for petroleum-derived diesel fuel oils. The Environmental Protection Agency, or EPA, has registered our diesel for use as a 35% blend with petroleum diesel in highway vehicles and non-road equipment and we are working to obtain registration for a higher blend with petroleum diesel, as opposed to the typical 3-10% blend of other bio-diesel products with petroleum diesel. We are currently pursuing Brazilian ANP (Agência Nacional do Petróleo) Diesel Fuel registration and CARB (California Air Resources Board) ULSD blend registration. We have received required approvals with Brazilian ANP (Agência Nacional do Petróleo, Gas Natural e Biocombustíveis) for our fuel in the country, and are pursuing Diesel Fuel registration with the CARB (California Air Resources Board) and other relevant regulatory bodies.

Our ability to enter the diesel market is also dependent upon our ability to continue to achieve the required regulatory approvals in the global markets in which we will seek to sell our diesel products. These approvals primarily involve clearance by the relevant environmental agencies in the particular jurisdiction. We must also be certified by a sufficient number of diesel engine manufacturers, vehicle manufacturers or operators of large trucking fleets so that our diesel will have an appropriately large and accessible addressable market. These certification processes include fuel analysis modeling and the testing of engines and their components to ensure that the use of our diesel fuel does not degrade performance or reduce the lifecycle of the engine or cause it to fail to meet emissions standards.

We have completed successful engine testing of our diesel fuel with Cummins Engine Company, or Cummins, and Mercedes-Benz Brasil at a blend of up to 10%, and our renewable diesel has received OEM engine warranties from Cummins, Volkswagen AG and Mercedes-Benz Brasil for demonstration purposes. We continue to work with other diesel engine manufacturers to qualify our product for use in their engines.

Other Total Collaboration Products

Our technology license, development, research and collaboration agreement with Total sets forth the terms for the research, development, production and commercialization of chemical and/or fuels products to be agreed on by the parties. The agreement establishes a multi-phased process through which compounds are identified, screened, selected for product feasibility study, and then ultimately selected as a lead compound for development. To commercialize any strains and compounds that are developed, Amyris and Total expect to form one or more joint ventures, the first of which we expect will be the diesel joint venture described above. Both Amyris and Total retain certain rights to make covered products independently subject to making royalty payments to the non-producing party, and Total has certain rights to require Amyris to work on non-collaboration projects. We have retained rights to produce and commercialize products in the following markets: flavors and fragrances; cosmetics, pharmaceuticals, consumer packaged goods, food additives, and pesticides. The first programs we are focusing on with Total relate to renewable diesel and jet fuel and industrial lubricants; however, we and Total retain the right to propose product development programs under these agreements in the future.

Product Distribution and Sales

We intend to distribute and sell our products either directly, through joint ventures, or with partners, depending on the market. For most chemical applications, we intend to sell directly to specialty chemical and consumer products companies. For example, we expect to sell directly to Firmenich, Givaudan, Kuraray, M&G, Method, Michelin, P&G and Wilmar under our agreements with them. Generally, these agreements do not include any specific purchase obligations, and sales are contingent upon achievement of technical and commercial milestones. In addition, we expect to commercialize certain products, including fuels and base oils through joint venture arrangements with Total and Cosan, respectively.

Commencing in 2008, we began developing a fuels distribution network and distribution capabilities in the U.S. through Amyris Fuels. We currently purchase ethanol produced by third parties and gasoline and sell both pure ethanol and ethanol-blended gasoline to wholesale customers. For 2011, Wawa, Inc. and Mansfield each accounted for more than 10% of our reported revenues by virtue of their purchases of ethanol and reformulated ethanol-blended gasoline from Amyris Fuels. Our customers purchase ethanol and ethanol-blended gasoline from us under short term agreements and spot transactions, and we currently do not have any contractual commitments from customers to purchase ethanol and ethanol-blended gasoline from us over a period of time. If we establish our joint venture with Total, we believe we may no longer need the capabilities represented by Amyris Fuels.

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

As of February 15, 2012, we had 66 issued U.S. and foreign patents and 279 pending U.S. and foreign patent applications that are owned by or licensed to us. We also use other forms of protection (such as trademark, copyright, and trade secret) to protect our intellectual property, particularly where we do not believe patent protection is appropriate or obtainable. We aim to take advantage of all of the intellectual property rights that are available to us and believe that this comprehensive approach provides us with a strong proprietary position.

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

Chemical Products

The chemical products we initially plan to produce include Biofene, squalane, fragrance ingredients, industrial lubricants and certain polymers. In these markets, and other chemical markets that we may seek to enter in the future, we will compete with the established providers of the products we seek to replace. Producers of these incumbent products include global oil companies, large international chemical companies and other smaller or niche companies specializing in specific products, such as cosmetic ingredient suppliers or flavors & fragrances ingredient suppliers. We may also compete in one or more of these markets with products that are offered as alternatives to the traditional petroleum-based or other traditional products being offered in these markets. We believe that there may be a number of companies seeking to develop renewable alternatives for existing chemical markets products, including those that we are initially targeting.

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

Environmental and Other Regulatory Matters

Our development and production processes involve the use, generation, handling, storage, transportation and disposal of hazardous chemicals and radioactive and biological materials. We are subject to a variety of federal, state, local and international laws, regulations and permit requirements governing the use, generation, manufacture, transportation, storage, handling and disposal of these materials in the U.S., Brazil and other countries where we operate or may operate or sell our products in the future. These laws, regulations and permits can require expensive fees, pollution control equipment or operational changes to limit actual or potential impact of our technology on the environment and violation of these laws could result in significant fines, civil sanctions, permit revocation or costs from environmental remediation. We believe we are currently in substantial compliance with applicable environmental regulations and permitting. However, future developments including our commencement of commercial manufacturing of one or more of our products, more stringent environmental regulation, policies and enforcement, the implementation of new laws and regulations or the discovery of unknown environmental conditions may require expenditures that could have a material adverse effect on our business, results of operations or financial condition. See “Risk Factors-Risks Relating to Our Business-We may incur significant costs complying with environmental laws and regulations, and failure to comply with these laws and regulations could expose us to significant liabilities.”

The use of genetically-modified microorganisms, or GMMs like our yeast strains, is subject to laws and regulations in many countries. In the U.S., the EPA regulates the commercial use of GMMs as well as potential products from the GMMs. The strain of genetically modified yeast that we use, S. cerevisiae, is eligible for exemption from EPA review because the EPA recognizes it as posing a low risk given its long history of safe use and will qualify for such exemption provided that it meets certain criteria, including but not limited to use of compliant containment structures and safety procedures. In Brazil, GMMs are regulated by CTNBio under its Biosafety Law No. 11.105-2005. We have obtained approval from CTNBio to use GMMs in our Campinas facilities for research and development purposes. We expect to encounter GMM regulations in most if not all of the countries in which we may seek to make our products, however, the scope and nature of these regulations will likely be different from country to country. If we cannot meet the applicable requirements in countries in which we intend to use produce our products using our yeast strains, then our business will be adversely affected. See “Risk Factors-Risks Relating to Our Business-We may face risks relating to the use of our genetically modified yeast strains and if we are not able to secure regulatory approval for the use of our yeast strains or if we face public objection to our use of them, our business could be adversely affected.”

Our renewable chemical products may be subject to regulation by government agencies in our target markets. The EPA administers the requirements of the Toxic Substances Control Act, or the TSCA, which regulates the commercial use of chemicals. Before an entity can manufacture a chemical, it needs to determine whether that chemical is listed in the TSCA inventory. If the substance is listed, then manufacture can commence immediately. If not, then in most cases a “Chemical Abstracts Service” number registration and pre-manufacture notice must be filed with the EPA, which has up to 180 days to review the filing.

Our diesel fuel is subject to regulation by various government agencies. In the U.S., this includes the EPA and the California Air Resources Board. In Brazil, this includes Agência Nacional do Petróleo, or ANP. To date we have obtained registration with the EPA for the use of our diesel in the U.S. at a 35% blend rate. We are currently exploring registration of our fuel with the California Air Resources Board and the European Commission. Registration with each of these bodies is required for the sale and use of our fuels within their respective jurisdictions. In addition, for us to achieve full access to the U.S. fuels market for our fuel products, we will need to obtain EPA and California Air Resources Board (and potentially other state agencies) certifications for our feedstock pathway and production facility, including certification of a feedstock lifecycle analysis relating to greenhouse gas emissions. Any delay in obtaining these additional certifications could impair our ability to sell our renewable fuels to refiners, importers, blenders and other parties that produce transportation fuels as they comply with Federal and state requirements to include certified renewable fuels in their products. See “Risk Factors-Risks Relating to Our Business-We may not be able to obtain regulatory approval for the sale of our renewable products.”

Amyris Fuels is subject to various U.S. federal regulations relating to its marketing and distribution of ethanol and ethanol-blended gasoline, and it is registered with the EPA in connection with its use of ethanol as a fuel additive. In addition, Amyris Fuels is subject to various state regulations, including regulations regarding excise tax payments and the posting of surety bonds.

Research and Development

We devote substantial resources to our research and development efforts. As of February 24, 2012, our research and development organization included approximately 268 employees, 90 of whom hold Ph.D.s. Our technology development is currently focused primarily on improving the performance of our production strains and on developing strains that produce new molecules. To facilitate the transfer of our fermentation technology to production, we operate pilot-scale fermentation facilities in both Emeryville, California and Campinas, Brazil, and transfer strains on a regular basis through this process. Our process consists of a number of discrete steps including:

•	identifying new target molecules

•	creating new microbial strains capable of producing the target molecule

•	increasing product yield and productivity from microbial strains through strain modification or fermentation improvements

•	increasing efficiency of product separation and purification

•	continuous translation of these steps from lab to commercial scale production.

Our research and development expenditures were approximately $87.3 million, $55.2 million, and $38.3 million and for the fiscal years ended December 31, 2011, 2010 and 2009, respectively.

Employees

As of February 24, 2012, we had 489 full-time employees. Of these employees, 347 were in the U.S. and 142 were in Brazil. None of our employees is represented by a labor union or is covered by a collective bargaining agreement. We have never experienced any employment-related work stoppages and consider relations with our employees to be good.

Financial Information About Geographic Areas

Financial information regarding revenues and long-lived assets by geographic area is included in Note 17-”Reporting Segments” in “Notes to Consolidated Financial Statements” included in this Form 10-K.

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

We make our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to such reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 available free of charge through a link on the Investors section of our website located at www.amyris.com (under “Financial Information-SEC Filings”) as soon as reasonably practicable after they are filed with or furnished to the Securities and Exchange Commission.

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
As of December 31, 2011, we had an accumulated deficit of $381.2 million. We expect to incur additional costs and expenses related to the continued development and expansion of our business, including our research and development operations, continued operation of our pilot plants and demonstration facility, engineering and design work. Further, we expect to incur costs related to implementation of multiple contract manufacturing arrangements, including equipment purchases, facility construction and technology transfer, as well as those related to the facilities that we are developing with São Martinho and Paraíso Bioenergia and deployment of our technology at other sugar and ethanol mills. There can be no assurance that we will ever achieve or sustain profitability on a quarterly or annual basis.
We have very limited experience producing our products at the commercial scale needed for the development of our business, and we will not succeed if we cannot effectively scale our technology and processes.
To commercialize our products, we must be successful in using our yeast strains to produce target molecules at commercial scale and on an economically viable basis. Such production will require that our technology and processes be scalable from laboratory, pilot and demonstration projects and industrial-scale test runs to commercial-scale production. Up to and through most of 2010, our primary focus was research and development. In 2011, we commenced commercial manufacturing operations at three contract manufacturing facilities: Biomin in Brazil, Antibióticos in Spain and Tate & Lyle in the U.S. We have very limited manufacturing experience and cannot be sure that we will be successful in establishing these or future larger-scale production operations in a timely manner and on a scale that will allow us to meet our plans for commercialization. We are outsourcing to contract manufacturers and other third parties some of the production process development work associated with commercial scale-up and such third parties may not perform such development work at the level we expect. Furthermore, our technology may not perform as expected when applied at commercial scale on a sustained basis, or we may encounter operational challenges for which we are unable to devise a workable solution. For example, in 2011 at our contract manufacturing facilities, contamination in the production process, problems with plant utilities, lack of automation and related human error, process modifications to reduce costs and adjust product specifications, and other similar challenges decreased process efficiency, created delays and increased our costs. Such challenges are likely to continue as we and our contract manufacturing partners develop our production processes and establish new facilities. We may not be able to scale up our production in a timely manner, if at all, even to the extent we successfully complete product development in our laboratories and pilot and demonstration facilities and conduct successful industrial-scale test runs. If this occurs, our ability to commercialize our technology will be adversely affected, and, with respect to any products that we are able to bring to market, we may not be able to lower the cost of production, which would adversely affect our ability to sell our products and achieve profits. Similarly, our ability to produce the volume of Biofene covered by our existing agreements is based in part on our ability to achieve substantially higher production efficiencies than we have to date. We may never achieve those production efficiencies.
We will require additional financing to fund our anticipated operations and may not be able to obtain such financing on favorable terms, if at all.
We will continue to fund our research and development and related activities and to provide working capital to fund production, storage, distribution and other aspects of our business. We may also from time to time consider acquisitions of other companies, assets or technologies to accelerate our research and development and commercialization efforts. In addition, we plan to make significant capital expenditures in connection with our contract manufacturing arrangements and mill production plant arrangements. While we plan to enter into relationships with sugar and ethanol producers for them to provide some portion or all of the capital needed to build the new, adjacent bolt-on production facility, such parties may not be willing to provide such capital and we may be required to provide some or all of the financing that we currently expect to be provided by these owners. Furthermore, our anticipated working capital needs and our planned operating and capital expenditures for 2012 and 2013 will require significant inflows of cash from credit facilities and similar sources of indebtedness, as well as funding from collaboration partners. Some of these necessary financing sources are not yet subject to definitive agreements or have not committed to funding arrangements. In addition, our anticipated working capital needs and strategic plans in 2012 and beyond will depend on our ability to identify and secure additional sources of funding beyond those we have currently identified. Such sources of funding may include equity or debt offerings, in addition to collaboration revenue and other forms of debt. If we fail to secure such funding, we may be forced to curtail our operations, which could include reductions or delays of planned capital expenditures or scaling back our operations. We have had to adjust the timing for construction projects relating to the São Martinho plant due to financing constraints, and the projected completion date for São Martinho is being assessed and could be subject to further delays and adjustment based on the timing and success of our financing activities. If we are forced to curtail our operations, we may be unable to proceed with construction of certain planned production facilities, enter into definitive agreements for supply of feedstock and associated production arrangements that are currently subject to letters of intent, commercialize our products within the timeline we expect, or otherwise continue our business as currently contemplated.
If, to support our planned operations, we seek additional types of funding that involve the issuance of equity securities, our existing stockholders would suffer dilution. For example, in February 2012, we completed a private placement of our common stock that resulted in the issuance of approximately 10.2 million shares of our common stock and entered into a securities purchase agreement that resulted in the issuance of $25.0 million in unsecured senior convertible promissory notes that are convertible into common stock at an initial conversion price of $7.0682. The convertible notes contain various covenants, including restrictions on the amount of debt we are permitted to incur. We may conduct additional financings if they become available on appropriate terms and we deem them to be consistent with our financing strategy. If we raise additional debt financing, we may be subject to additional restrictive covenants that limit our ability to conduct our business. We may not be able to raise sufficient additional funds on terms that are favorable to us, if at all. If we fail to raise sufficient funds and continue to incur losses, our ability to fund our operations, take advantage of strategic opportunities, develop and commercialize products or technologies, or otherwise respond to competitive pressures could be significantly limited. If this happens, we may be forced to delay or terminate research and development programs or the commercialization of products resulting from our technologies, curtail or cease operations, or obtain funds through collaborative and licensing arrangements that may require us to relinquish commercial rights, or grant licenses on terms that are not favorable to us. If adequate funds are not available, we will not be able to successfully execute our business plan or continue our business.
If our major production facilities in Brazil do not successfully commence operations, our customer relationships, business and results of operations may be adversely affected.
We have selected Brazil as the optimal geography for a substantial proportion of the initial large-scale commercial production of our products, largely because of the availability of sugarcane as a feedstock and the existing infrastructure for producing, gathering and processing this sugarcane. Our business plan envisions that we will develop this production capacity primarily through arrangements with existing sugar and ethanol producers. In order to have control over the development of our first major large-scale commercial production facility in Brazil, we entered into an agreement with São Martinho, one of the largest sugar and ethanol producers in Brazil, for the joint ownership and development of a production facility at the São Martinho mill. We also entered into a manufacturing agreement with Paraíso Bioenergia, also in Brazil, under which we will be responsible for construction of the production facility. A substantial component of our planned production capacity in the near and long term depends on the completion and commencement of operations at these production facilities, and development of additional facilities using similar models thereafter.
Delays in completion of our production facilities at São Martinho and Paraíso Bioenergia will cause delays in commencement of large-scale production and hamper our ability to reduce our production costs. We will have to adjust our goals for production volume in 2012 and beyond based on, among other things, our ability to raise sufficient financing to fund construction and commissioning costs, delays in process development at contract manufacturing facilities and uncertainty relating to the timing of these large-scale facilities. Once the facilities are operational, they must perform as we have designed them. If we encounter significant delays, cost overruns, engineering problems, equipment supply constraints or other serious challenges in bringing these facilities online, we may be unable to produce our initial renewable products in the time frame we have planned, or we may need to continue to use contract manufacturing sources to a greater degree, which would reduce our expected gross margins. Further, if our efforts to complete, and commence production at, these facilities are not successful, other mill owners in Brazil may decide not to work with us to develop additional production facilities, demand more favorable terms or delay their commitment to invest capital in our production.
Our construction of manufacturing facilities at São Martinho and Paraíso Bioenergia requires significant capital expenditures and subjects us to significant liquidity and production risks.
Our initial large-scale production facility construction plan was for the plant at São Martinho and we are designing and managing the project. We expect the construction costs of the new facility to total approximately $100 million. Ultimately, under the terms of our joint venture agreements, São Martinho will contribute the lower of R$61.8 million reais (US$32.9 million based on the exchange rate at December 31, 2011) and half of the aggregate cost of construction with us contributing the remainder; however the timing of contributions from São Martinho depend on in part on the successful commencement of commercial operations at the plant, which could leave us vulnerable in the event we encounter challenges in building the facility or bringing it online, delays in achieving commercial viability with our Biofene production process, disputes with São Martinho or other unanticipated events that may occur prior to the time São Martinho makes its capital contribution. In addition, because São Martinho's contribution is capped, we will bear the responsibility for construction costs in excess of those anticipated. Furthermore, under our manufacturing agreement with Paraíso Bioenergia, we are responsible for building fermentation and separation capacity to establish the planned production facility. We anticipate funding construction of such facilities with our working capital and with debt and other financing; however, we cannot be sure that we will be able to raise financing for these projects in sufficient amounts or on acceptable terms in a timely manner, and we have already had to delay certain construction projects associated with the São Martinho plant due to financing constraints. If we fail to raise sufficient funds or are required to conserve working capital for other uses, we may be forced to delay or terminate projects, which could have a material adverse effect on our ability to achieve target production levels in the coming years.

Our joint venture with São Martinho subjects us to certain legal and financial terms that could adversely affect us.
The terms of our joint venture with São Martinho are complex and are set forth in a number of agreements and schedules. If we and São Martinho disagree over the interpretation of any of these joint venture documents, the future success of the joint venture may be impaired and any amount that we have invested in it may be at risk.
The joint venture has agreed to purchase, and São Martinho has agreed to provide, feedstock for a price that is based on the average return that São Martinho could receive from the production of its current products, sugar and ethanol. If the cost of these products increases relative to the price at which we can sell the output that we are required to purchase from the joint venture, our return on sales of products produced by the joint venture would be adversely affected. We are required to purchase the output of the joint venture for the first four years at a price that guarantees the return of São Martinho's investment plus a fixed interest rate. We may not be able to sell the output at a price that allows us to achieve anticipated, or any, level of profitability on the product we acquire under these terms. Similarly, the return that we are required to provide the joint venture for products after the first four years may have an adverse effect on the profitability we achieve from acquiring the mill's output. Finally, our purchase obligation with the mill requires us to purchase the output regardless of whether we have a customer for such output, and our results of operations and financial condition would be adversely affected if we are unable to sell the output that we are required to purchase.
If the joint venture is terminated, we would be required to buy the joint venture's assets at fair value and transfer them to another location. In that event, we could incur significant unexpected costs and be required to find alternative locations for our facility, which would substantially delay the commencement of production. In addition, if Amyris Brasil becomes controlled, directly or indirectly, by a competitor of São Martinho, then São Martinho has the right to acquire our interest in the joint venture and if São Martinho becomes controlled, directly or indirectly, by a competitor of ours, then we have the right to sell our interest in the joint venture to São Martinho. In either case, the purchase price is to be determined in accordance with the joint venture agreements, and we would continue to have the obligation to acquire products produced by the joint venture for the remainder of the term of the supply agreement then in effect even though we might no longer be involved in the joint venture's management.
We consolidate our joint venture with São Martinho in accordance with the guidance for consolidation of variable interest entities, which requires an ongoing assessment of whether we have the power to direct the activities that most significantly impact the joint venture's economic performance. We may be unable to consolidate this joint venture in the future, if we no longer meet the requirements for consolidation as a variable interest entity.
We plan to enter into arrangements with Brazilian sugar and ethanol producers to produce a substantial portion of our products, and if we are not able to complete these arrangements in a timely manner and on terms favorable to us, our business will be adversely affected.
To expand our production in Brazil beyond that of our initial production facilities with Biomin, Antibióticos, Tate & Lyle, São Martinho and Paraíso Bioenergia, we intend to enter into agreements with sugar and ethanol producers in Brazil that require them to make a substantial capital or operating contribution to produce our renewable products. In return, we expect to provide them with a share of the higher gross margin we believe we will realize from the sale of these products relative to their existing products. There can be no assurance that a sufficient number of Brazilian sugar and ethanol mill owners will accept the opportunity to partner with us for the production of our products, whether on those terms or at all. Reluctance on the part of mill owners may be caused, for example, by their failure to understand our technology or product opportunities or agree with the greater economic benefits that we believe they can achieve from partnering with us. Mill owners may also be reluctant or unable to obtain needed capital, or they may be limited by existing contractual obligations with other third parties, liability, health and safety concerns, additional maintenance, training, operating and other ongoing expenses. We have entered into letters of intent with certain Brazilian sugar and ethanol producers to produce our products and São Martinho has the option for production at a second mill, but these do not bind either the mill owner or us to enter into and proceed with a formal relationship. In addition, there are numerous issues regarding these mill relationships that must be successfully negotiated with each of the mill owners and we may not be successful in completing these negotiations. Even if sugar and ethanol producers are willing to build new facilities and produce our products, they may do so only on economic terms that place more of the cost, or confer less of the economic return, on us than we currently anticipate. If we are not successful in negotiations with sugar and ethanol mill owners, our cost of gaining this production capacity may be higher than we anticipate in terms of up-front costs, capital expenditure or lost future returns, and we may not gain the production base that we need in Brazil to allow us to grow our business.
Building new, bolt-on facilities adjacent to existing sugar and ethanol mills for production of our products requires significant capital, and if mill owners are unwilling to contribute capital, or do not have or have access to this capital, production of our products would be more limited or more expensive than expected and our business would be harmed.
We expect to expand our production capacity over time using a capital light approach, through which mill owners would invest a substantial portion or all of the capital needed to build our bolt-on production facilities, in exchange for a share of the higher gross margin from the sale of our renewable chemicals and fuels, as compared to their current products. Mill owners may perceive this construction as a costly process requiring substantial capital or operating contribution. Mill owners may not have sufficient capital of their own for this purpose or may not be willing or able to secure financing. As a result, they may choose not to contribute the amount of capital that we anticipate or may need to seek external sources of financing, which may not be available. If the mill owner needs to obtain financing through debt, we may be required to provide a guarantee. Furthermore, even if we are able to establish mill relationships where mill owners contribute desired levels of capital, we will be required to contribute significant capital ourselves, as is the case with the facilities at Biomin, Antibióticos, Tate & Lyle, São Martinho and Paraíso Bioenergia. As we add relationships and commit to building additional production facilities, we will require additional financial resources to finance such projects, which could include equity financing, debt and additional contributions from existing and new collaboration partners. Even if sugar and ethanol producers are attracted to the opportunity, they may not be able to obtain credit to pursue it, which could adversely affect our ability to develop the production capacity needed to allow us to grow our business.
Our reliance on contract manufacturers for near term production exposes us to risks relating to the costs, contractual terms, location, equipment installation, technology transfer and availability of that contract manufacturing and could adversely affect our growth.
We commenced commercial production of Biofene and some specialty chemical products in 2011 through the use of contract manufacturers, and we anticipate that we will continue to use contract manufacturers for the next several years. Setting up sufficient contract manufacturing facilities requires us to make significant capital expenditures, which reduces our cash and subjects us to losses from depreciation. For example, we have incurred, and expect to continue to incur, significant capital expenditures in connection with our contract manufacturing arrangements, including Biomin in Brazil, Tate & Lyle in the U.S., and Antibióticos in Spain. In addition, many of our contract manufacturing agreements contain terms that commit us to pay for such capital expenditures and other costs incurred by the plant operators and owners, which could result in contractual liability for us even if we determine that we no longer wish to pursue a particular contract manufacturing arrangement. Some of such agreements also contain requirements to pay bonuses for milestone achievements by the contractor, minimum offtake requirements with penalties for failure to purchase specified amounts in a given period, and other terms that create contingent liabilities or other obligations for us. Any failure to comply with such requirements could result in legal claims against us, resulting in additional liability and diverting management attention, which could have a material adverse effect on our business.
Furthermore, we cannot be sure that contract manufacturers will be available when we need their services, that they will be willing to dedicate a portion of their capacity to our projects, or that we will be able to reach acceptable price and other terms with them for the provision of their production services. If we are unable to secure the services of such third parties when and as needed, we may lose customer opportunities and the growth of our business may be impaired. Also, in order for production to commence under our contract manufacturing arrangements, we will generally have to provide equipment needed for the production of our products and we cannot be assured that such equipment can be ordered, or installed, on a timely basis, at acceptable costs, or at all. In addition, to establish new manufacturing facilities we need to transfer our yeast strains and production processes from lab to commercial plants controlled by third parties, which may pose technical or operational challenges that delay production or increase our costs.
The locations of contract manufacturers can pose additional cost, logistics and feedstock challenges. If production capacity is available at a plant that is remote from usable chemical finishing or distribution facilities, or from customers, we will be required to incur additional expenses in shipping products to other locations. Such costs could include shipping costs, compliance with export and import controls, tariffs and additional taxes, among others. In addition, we may be required to use feedstock from a particular region for a given production facility. The feedstock available in a particular region may not be the least expensive or most effective feedstock for production, which could significantly raise our overall production cost until we are able to optimize the supply chain. For example, we currently rely on Antibióticos in Spain for a large percentage of our production volume. This reliance means that we must ship Biofene produced in Spain to satisfy demand in various locations around the world. In addition, Antibióticos uses non-sugarcane syrup as its feedstock source, which results in higher production costs than using Brazilian sugarcane syrup used in our Brazilian facilities.

We rely on third parties for process development and such third parties may not be successful in helping us achieve the production efficiency we need.
We have outsourced some of our production process development to contract manufacturers and other third parties and are relying on them to help us achieve production efficiency in our commercial scale-up efforts. Such third parties may not perform this work as well as we need them to in order for us to produce our products in a commercially viable manner. For example, third parties may prioritize other projects or customers or lack expertise or resources at any given time. Failures to develop our production process could prevent us from being able to offer our planned products at competitive prices, on the timeline we expect, or at all. In addition, we expect that our production costs using contract manufacturers will be higher, based on scale of operations, feedstock and contract manufacturing economics, than the costs to produce our products in sugar and ethanol mills with which we have entered into long term relationships.
If we are unable to decrease our production costs, we may not be able to produce our products at competitive prices and our ability to grow our business will be limited.
Currently, our costs of production are not low enough to allow us to offer many of our planned products at competitive prices. For us to establish significant sales of our specialty chemicals or fuels, we must achieve commercially-viable production efficiencies and cost structures. Our production cost depends on many factors that could have a negative effect on our ability to offer our planned products at competitive prices. For example, the price of feedstock and our ability to build large-scale production capacity will have a significant impact on our pricing. Other factors that impact our production cost include yield, productivity, separation efficiency and chemical process efficiency. Yield refers to the amount of the desired molecule that can be produced from a fixed amount of feedstock. Productivity represents the rate at which our product is produced by a given yeast strain. Separation efficiency refers to the amount of desired product produced in the fermentation process that we are able to extract and the time that it takes to do so. Chemical process efficiency refers to the cost and yield for the chemical finishing steps that convert our target molecule into a desired product. In order to successfully enter transportation fuels and certain chemical markets, we must produce those products at significantly lower cost, which will require both substantially higher yields than we have achieved to date and other significant improvements in production efficiency, including in productivity and in separation and chemical process efficiencies. There can be no assurance that we will be able to make these improvements or reduce our production costs sufficiently to offer our planned products at competitive prices, and any such failure could have a material adverse impact on our business and prospects.
Our ability to establish substantial commercial sales of our products is subject to many risks, any of which could prevent or delay revenue growth and adversely impact our customer relationships, business and results of operations.
There can be no assurance that our products will be approved or accepted by customers, that customers will choose our products over competing products, or that we will be able to sell our products profitably at prices and with features sufficient to establish demand. Although we have begun to sell squalane and some diesel, we are in the very early stages of selling our products into the commercial markets we are targeting. Our sales and marketing efforts for our initial products are primarily focused on a small number of target customers and we will need to convince them that our products are comparable to or better than products they currently use that we seek to replace, both in terms of cost and performance. In addition, these customers will need to complete product qualification procedures, which may not be achieved in a timely manner or at all. We also face various risks related to commercial production, including obtaining assistance of contract manufacturers, production process development and production efficiency as discussed in the production risk factors above.
Our manufacturing operations require sugar feedstock, and the inability to obtain such feedstock in sufficient quantities or in a timely manner may limit our ability to produce our products.
We anticipate that the production of our products will require large volumes of feedstock. In the near term, we will rely on a mixture of feedstock sources for use at our contract manufacturing operations, including corn-based dextrose, beet molasses and cane sugar. For our large-scale production facilities in Brazil, we expect to rely primarily on Brazilian sugarcane. We cannot predict the future availability or price of these various feedstocks, nor can we be sure that our mill partners, which we expect to supply the sugarcane feedstock necessary to produce our products in Brazil, will be able to supply it in sufficient quantities or in a timely manner. Furthermore, to the extent we are required to rely on sugar feedstock other than Brazilian sugarcane, the cost of such feedstock may be higher than we expect, increasing our anticipated production costs. Feedstock crop yields and sugar content depend on weather conditions, such as rainfall and temperature that vary. Weather conditions have historically caused volatility in the ethanol and sugar industries by causing crop failures or reduced harvests. Excessive rainfall can adversely affect the supply of sugarcane and other sugar feedstock available for the production of our products by reducing the sucrose content and limiting growers' ability to harvest. Crop disease and pestilence can also occur from time to time and can adversely affect feedstock growth, potentially rendering useless or unusable all or a substantial portion of affected harvests. With respect to sugarcane, our initial primary feedstock, the limited amount of time during which it keeps its sugar content after harvest and the fact that sugarcane is not itself a traded commodity increases these risks and limits our ability to substitute supply in the event of such an occurrence. If production of sugarcane or any other feedstock we may use to produce our products is adversely affected by these or other conditions, our production will be impaired, and our business will be adversely affected.
We have entered into a number of agreements for the development, initial commercialization and sale of certain products that contain important technical, development and commercial milestones. If we do not meet those milestones our future revenue and financial results will be harmed.
We have entered into a number of agreements regarding arrangements for the further development of certain of our products and, in some cases, for ultimate sale to the customer under the agreement. None of these agreements affirmatively obligates the other party to purchase specific quantities of any products at this time, and these agreements contain important conditions that must be satisfied before any such purchases may be made. These conditions include research and development milestones and technical specifications that must be achieved to the satisfaction of our customers, which we cannot be certain we will achieve. Some agreements provide that we will not initiate sales until we achieve advances in production efficiency to lower production costs. In addition, these agreements contain exclusivity and other terms that may limit our ability to commercialize our products and technology in ways that we do not currently envision. If we do not achieve these contractual milestones, our revenues and financial results will be harmed.
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
In November 2011, we entered into an amendment of the collaboration agreement that provides for an exclusive strategic collaboration for the development of renewable diesel products and contemplates that the parties will establish a joint venture for the production and commercialization of such renewable diesel products on an exclusive, worldwide basis. It also provides that commercialization and production of jet fuel, already under development pursuant to the original collaboration agreement, would be conducted on an exclusive, worldwide basis through the same joint venture. Further, the amendment provides the joint venture with the right to produce and commercialize certain other chemical products made through the use of our technology on a non-exclusive basis. In addition to requiring us to work with Total in these key strategic areas of our business, the amendment contains a number of provisions that create contractual risk for us. These include various provisions that allow Total to terminate its efforts with respect to the development project, reduce its funding, not participate in the joint venture, and/or require royalty payments by us. For example, the amendment provides that definitive agreements to form the joint venture must be in place by March 31, 2012 (or another date as agreed to by the parties) or the renewable diesel program, including any further collaboration payments by Total related to the renewable diesel program, will terminate. The continuation of the renewable diesel program and the formation of the joint venture are also subject to certain mutual intellectual property due diligence conditions. Under the amendment, each party retains certain rights to independently produce and sell renewable diesel under specified circumstances subject to paying royalties to the other party. In addition, Total has an option, upon completion of the renewable diesel program, to notify us that it does not wish to pursue production or commercialization of renewable diesel under the amendment. If Total exercises this right, we are obligated pay Total specified royalties based on our net income. Such royalty payments would also include a share of net proceeds received by us from any sale of our renewable diesel business.
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
Our initial large-scale commercial production capacity is planned for Brazil, and our business will be adversely affected if we do not operate effectively in that country.
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
In addition to our production operations in the U.S. and Brazil, we have entered into a contract manufacturing agreement with Antibióticos in Spain and expect to identify other locations for production around the world. The use of GMM technology is strictly regulated in the European Union, which has established various directives for member states regarding regulation of the use of such technology, including notification processes for contained use of such technology. We expect to encounter GMM regulations in most if not all of the countries in which we may seek to establish production capabilities, and the scope and nature of these regulations will likely be different from country to country. If we cannot meet the applicable requirements in other countries in which we intend to produce products using our yeast strains, or if it takes longer than anticipated to obtain such approvals, our business could be adversely affected.
We may not be able to obtain regulatory approval for the sale of our renewable products.
Our renewable chemical products may be subject to government regulation in our target markets. In the U.S., the EPA administers the Toxic Substances Control Act, or TSCA, which regulates the commercial registration, distribution, and use of many chemicals. Before an entity can manufacture or distribute significant volumes of a chemical, it needs to determine whether that chemical is listed in the TSCA inventory. If the substance is listed, then manufacture or distribution can commence immediately. If not, then in most cases a “Chemical Abstracts Service” number registration and pre-manufacture notice must be filed with the EPA, which has up to 180 days to review the filing. Some of the products we produce or plan to produce, such as Biofene and squalane, are already in the TSCA inventory. Others, such as our lubricants, farnesane (diesel) and new jet fuel molecules, are not yet listed. We may not be able to expediently receive approval from the EPA to list the molecules we would like to make on the TSCA registry, resulting in delays or significant increases in testing requirements. A similar program exists in the European Union, called REACH (Registration, Evaluation, Authorization, and Restriction of Chemical Substances). We similarly need to register our products with the European Commission, and this process could cause delays or significant costs. To the extent that other geographies, such as Brazil, may rely on TSCA or REACH for chemical registration in their geographies, delays with the U.S. or European authorities may subsequently delay entry into these markets as well.
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
We currently incur some costs and expenses in Brazilian reais and may in the future incur additional expenses in foreign currencies and derive a portion of our revenues in the local currencies of customers throughout the world. As a result, our revenues and results of operations are subject to foreign exchange fluctuations, which we may not be able to manage successfully. During the past few decades, the Brazilian currency in particular has faced frequent and substantial exchange rate fluctuations in relation to the U.S. dollar and other foreign currencies. There can be no assurance that the real will not significantly appreciate or depreciate against the U.S. dollar in the future.
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
In the specialty chemical markets that we are initially seeking to enter, and in other chemical markets that we may seek to enter in the future, we will compete primarily with the established providers of chemicals currently used in these products. Producers of these incumbent products include global oil companies, large international chemical companies and other companies specializing in specific products, such as squalane or essential oils. We may also compete in one or more of these markets with products that are offered as alternatives to the traditional petroleum-based or other traditional products being offered in these markets.

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
With the emergence of many new companies seeking to produce chemicals and fuels from alternative sources, we may face increasing competition from alternative fuels and chemicals companies. As they emerge, some of these companies may be able to establish production capacity and commercial partnerships to compete with us. If we are unable to establish production and sales channels that allow us to offer comparable products at attractive prices, we may not be able to compete effectively with these companies.
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
Our technology provides us with the capability to genetically engineer microbes to produce potentially thousands of types of molecules. In order to grow our business over time we will need to, and we intend to, commit substantial resources, alone or with collaboration partners, to the development and analysis of these new molecules and the new pathways, or microbial strains, required to produce them. There is no guarantee that we will be successful in creating microbial strains that are capable of producing each target molecule or that the molecule can be produced with the required purity profile for a given market in a cost effective manner. For example, some target molecules may be “toxic” to the microbe, which means that the production of the molecule kills the microbe. Other molecules may be biologically producible in small amounts but cannot be produced in quantities adequate for commercial production. Alternatively, the compounds are produced in adequate quantities but, because they are volatile, we are unable to capture the compounds in commercially adequate quantities or at a commercially viable cost. In addition, some of our microbes may have longer production cycles that may make production of the target molecules more costly. If we are unable to resolve issues of this nature, we may not be able to expand our product line to introduce new sources of future revenues.
Changes in government regulations, including subsidies and economic incentives, could have a material adverse effect upon our business.
The market for renewable fuels is heavily influenced by foreign, federal, state and local government regulations and policies. Changes to existing or adoption of new domestic or foreign federal, state and local legislative initiatives that impact the production, distribution or sale of renewable fuels may harm our renewable fuels business. For example, in 2007, the U.S. Congress passed an alternative fuels mandate that called for more than 15 billion gallons of liquid transportation fuels sold in 2012 to come from alternative sources, including renewable fuels, a mandate that grows to 36 billion gallons by 2022. Of this amount, a minimum of 21 billion gallons must be advanced biofuels, mostly cellulosic, by 2022. In the U.S. and in a number of other countries, these regulations and policies have been modified in the past and may be modified again in the future. Any reduction in mandated requirements for fuel alternatives and additives to gasoline or diesel may cause demand for biofuels to decline and deter investment in the research and development of renewable fuels. In addition, in December 2011, the U.S. Congress did not renew legislation that extended tax credits to blenders of certain renewable fuel products and is not likely to renew them retroactively. The absence of tax credits, subsidies and other incentives in the U.S. and foreign markets for renewable fuels, or any inability of our customers to access such credits, subsidies and incentives, may adversely affect demand for our products and increase the overall cost of commercialization of our renewable fuels, which would adversely affect our renewable fuels business. In addition, in December 2011, a U.S. federal court found the State of California's Low Carbon Fuel Standard unconstitutional, which could have a negative impact on demand for advanced renewable fuels. The resulting market uncertainty regarding this and future standards and policies may also affect our ability to develop new renewable products or to license our technologies to third parties and to sell products to our end customers. Any inability to address these requirements and any regulatory or policy changes could have a material adverse effect on our business, financial condition and results of operations.
Concerns associated with renewable fuels, including land usage, national security interests and food crop usage, continue to receive legislative, industry and public attention. This could result in future legislation, regulation and/or administrative action that could adversely affect our business. Any inability to address these requirements and any regulatory or policy changes could have a material adverse effect on our business or the business of our partners or customers, financial condition and results of operations.

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
Our revenues and results of operations could vary significantly from quarter to quarter because of a variety of factors, many of which are outside of our control. As a result, comparing our results of operations on a period-to-period basis may not be meaningful. Factors that could cause our quarterly results of operations to fluctuate include:

•	achievement, or failure to achieve, technology, product development or manufacturing milestones needed to allow us to enter identified markets on a cost effective basis;

•
delays or greater than anticipated expenses associated with the completion or commissioning of new production facilities, or the time to ramp up and stabilize production following completion of a new production facility;

•	disruptions in the production process at any facility where we produce our products;

•	the timing, size and mix of sales to customers for our products;

•	increases in price or decreases in availability of feedstock;

•	the unavailability of contract manufacturing capacity altogether or at anticipated cost;

•	fluctuations in foreign currency exchange rates;

•	gains or losses associated with our hedging activities, especially in Amyris Fuels;

•	fluctuations in the price of and demand for sugar, ethanol, and petroleum-based and other products for which our products are alternatives;

•	seasonal production and sale of our products;

•	the effects of competitive pricing pressures, including decreases in average selling prices of our products;

•	unanticipated expenses associated with changes in governmental regulations and environmental, health and safety requirements;

•	reductions or changes to existing fuel and chemical regulations and policies;

•	departure of executives or other key management employees;

•	our ability to use our net operating loss carry forwards to offset future taxable income;

•	business interruptions such as earthquakes and other natural disasters;

•	our ability to integrate businesses that we may acquire;

•	risks associated with the international aspects of our business; and

•	changes in general economic, industry and market conditions, both domestically and in our foreign markets.
Due to these factors and others the results of any quarterly or annual period may not meet our expectations or the expectations of our investors and may not be meaningful indications of our future performance.
Disruption of transportation and logistics services or insufficient investment in public infrastructure could adversely affect our business.
We intend to conduct initial large-scale manufacturing of most of our renewable products in Brazil, where existing transportation infrastructure is underdeveloped. Substantial investments required for infrastructure changes and expansions may not be made on a timely basis or at all. Any delay or failure in making the changes to or expansion of infrastructure could harm demand or prices for our renewable products and impose additional costs that would hinder their commercialization.
In Brazil, a substantial portion of commercial transportation is by truck, which is significantly more expensive than the rail transportation available to U.S. and certain other international producers. Our dependence on truck transport may affect our production cost and, consequently, impair our ability to compete with petroleum-sourced products in local and world markets.
We may not continue to operate a fuels marketing and distribution business, which could have a material adverse effect on our revenues.
Amyris Fuels currently purchases ethanol produced by third parties and gasoline and sells both pure ethanol and ethanol-blended gasoline to wholesale customers. To date, these sales have accounted for nearly all of our revenue, with substantially all of the remainder coming from grants and collaborations. If we establish our joint venture with Total, we believe we may no longer need the capabilities represented by Amyris Fuels. We may not be able to replace the revenues lost if we transition out of the Amyris Fuels business, particularly in 2012 and 2013 while we continue our efforts to establish our renewable products business.
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
We have experienced, and may continue to experience, expansion of our business as we continue to make efforts to develop and bring our products to market. We have grown from 18 employees at the end of 2005 to 493 at December 31, 2011. We are working simultaneously on multiple projects to develop, produce and commercialize several types of renewable chemicals and fuels. Our growth and diversified operations have placed, and may continue to place, significant demands on our management and our operational and financial infrastructure. In particular, continued growth could strain our ability to:

•	manage multiple research and development programs;

•	operate multiple manufacturing facilities around the world;

•	develop and improve our operational, financial and management controls;

•	enhance our reporting systems and procedures;

•	recruit, train and retain highly skilled personnel;

•	develop and maintain our relationships with existing and potential business partners;

•	maintain our quality standards; and

•	maintain customer satisfaction.
 In addition, if we grow our organization too rapidly, we may be forced to scale back our headcount and other aspects of our operating structure to maintain alignment with changing strategies. For example, as part of our operating plan for 2012, we intend to reduce our cost structure by improving efficiency in our operations and reducing non-critical expenditures.  We expect these efforts to include reductions to our workforce and adjustments to the timing and scope of planned capital expenditures in the coming quarters.

Managing our growth will require significant expenditures and allocation of valuable management resources. If we fail to achieve the necessary level of efficiency in our organization as it grows, our business, results of operations and financial condition would be harmed.
Our proprietary rights may not adequately protect our technologies and product candidates.
Our commercial success will depend substantially on our ability to obtain patents and maintain adequate legal protection for our technologies and product candidates in the U.S. and other countries. As of February 15, 2012, we had 66 issued U.S. and foreign patents and 279 pending U.S. and foreign patent applications that are owned by or licensed to us. We will be able to protect our proprietary rights from unauthorized use by third parties only to the extent that our proprietary technologies and future products are covered by valid and enforceable patents or are effectively maintained as trade secrets.
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
Third parties, including contract manufacturers, sugar and ethanol mill owners, other contractors and shipping agents, often have custody or control of our yeast strains. If our yeast strains were stolen, misappropriated or reverse engineered, they could be used by other parties who may be able to reproduce the yeast strains for their own commercial gain. If this were to occur, it would be difficult for us to challenge and prevent this type of use, especially in countries where we have limited intellectual property protection or that do not have robust intellectual property law regimes.
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
Our business involves complex, global operations across a variety of markets and requires a management team and employee workforce that is knowledgeable in the many areas in which we operate. The loss of any key member of our management or key technical and operational employees, or the failure to attract or retain such employees could prevent us from developing and commercializing our products for our target markets and executing our business strategy. We may not be able to attract or retain qualified employees in the future due to the intense competition for qualified personnel among biotechnology and other technology-

based businesses, particularly in the renewable chemicals and fuels area, or due to the availability of personnel with the qualifications or experience necessary for our business. In addition, in recent quarters our stock price has declined significantly, which reduces our ability to recruit and retain employees using equity compensation. If we are not able to attract and retain the necessary personnel to accomplish our business objectives, we may experience staffing constraints that will adversely affect our ability to meet the demands of our collaborators and customers in a timely fashion or to support our internal research and development programs. In particular, our product and process development programs are dependent on our ability to attract and retain highly skilled technical and operational personnel. Competition for such personnel from numerous companies and academic and other research institutions may limit our ability to do so on acceptable terms. All of our employees are at-will employees, which mean that either the employee or we may terminate their employment at any time.
As we build our business, we will need to hire additional qualified research and development and management personnel to succeed. The process of hiring, training and successfully integrating qualified personnel into our operation, in both the U.S. and Brazil, is a lengthy and expensive one. The market for qualified personnel is very competitive because of the limited number of people available with the necessary technical skills and understanding of our technology and anticipated products, particularly in Brazil. Our failure to hire and retain qualified personnel could impair our ability to meet our research and development and business objectives and adversely affect our results of operations and financial condition.
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
Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. In addition, Section 404 of the Sarbanes-Oxley Act of 2002 requires us and our independent registered public accounting firm to evaluate and report on our internal control over financial reporting beginning with this Annual Report on Form 10-K for the year ending December 31, 2011. The process of implementing our internal controls and complying with Section 404 is expensive and time consuming, and requires significant attention of management. We cannot be certain that these measures will ensure that we maintain adequate controls over our financial processes and reporting in the future. In addition, to the extent we create joint ventures or have any variable interest entities and the financial statements of such entities are not prepared by us, we will not have direct control over their financial statement preparation. As a result, we will, for our financial reporting, depend on what these entities report to us, which could result in us adding monitoring and audit processes and increase the difficulty of implementing and maintaining adequate controls over our financial processes and reporting in the future. This may be particularly true where we are establishing such entities with commercial partners that do not have sophisticated financial accounting processes in place, or where we are entering into new relationships at a rapid pace, straining our integration capacity. Additionally, if we do not receive the information from the joint venture or variable interest entity on a timely basis, this could cause delays in our external reporting. Even if we conclude, and our independent registered public accounting firm concurs, that our internal control over financial reporting provides reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, because of its inherent limitations, internal control over financial reporting may not prevent or detect fraud or misstatements. Failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our results of operations or cause us to fail to meet our reporting obligations. If we or our independent registered public accounting firm discover a material weakness, the disclosure of that fact, even if quickly remedied, could reduce the market's confidence in our financial statements and harm our stock price. In addition, a delay in compliance with Section 404 could subject us to a variety of administrative sanctions, including SEC action, ineligibility for short form resale registration, the suspension or delisting of our common stock from the stock exchange on which it is listed and the inability of registered broker-dealers to make a market in our common stock, which would further reduce our stock price and could harm our business.
If the value of our goodwill or other intangible assets becomes impaired, it could materially reduce the value of our assets and reduce our net income for the year in which the related impairment charges occur.
We apply the applicable accounting principles set forth in the U.S. Financial Accounting Standards Board's Accounting Standards Codification to our intangible assets (including goodwill), which prohibits the amortization of intangible assets with indefinite useful lives and requires that these assets be reviewed for impairment at least annually. There are several methods that can be used to determine the estimated fair value of the IPR&D acquired in a business combination. We utilized the "income method," which applies a probability weighting that considers the risk of development and commercialization, to the estimated future net cash flows that are derived from projected sales revenues and estimated costs. These projections are based on factors such as relevant market size, pricing of similar products, and expected industry trends. The estimated future net cash flows are then discounted to the present value using an appropriate discount rate. These assets are treated as indefinite-lived intangible assets until completion or abandonment of the projects, at which time the assets will be amortized over the remaining useful life or written off, as appropriate. If the carrying amount of the assets is greater than the measures of fair value, impairment is considered to have occurred and a write-down of the asset is recorded. Any finding that the value of our intangible assets has been impaired would require us to write-down the impaired portion, which could reduce the value of our assets and reduce our net income for the year in which the related impairment charges occur.  As of December 31, 2011, we recorded a net carrying value of approximately $9.1 million in in-process research and development and goodwill associated with our acquisition of Draths Corporation.
Our ability to use our net operating loss carry forwards to offset future taxable income may be subject to certain limitations.
In general, under Section 382 of the Internal Revenue Code, or Code, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change net operating loss carry forwards, or NOLs, to offset future taxable income. If the Internal Revenue Service challenges our analysis that our existing NOLs are not subject to limitations arising from previous ownership changes, or if we undergo an ownership change, our ability to utilize NOLs could be limited by Section 382 of the Code. Future changes in our stock ownership, some of which are outside of our control, could result in an ownership change under Section 382 of the Code. Furthermore, our ability to utilize NOLs of companies that we may acquire in the future may be subject to limitations. For these reasons, we may not be able to utilize a material portion of the NOLs reflected on our balance sheet, even if we attain profitability.
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
The market price of our common stock has been, and we expect it to continue to be, subject to significant fluctuations. As of February 23, 2012, the reported closing price for our common stock on the NASDAQ Global Select Market was $5.74. Market prices for securities of early stage companies have historically been particularly volatile. Such fluctuations could be in response to, among other things, the factors described in this “Risk Factors” section or elsewhere in this registration statement, or other factors, some of which are beyond our control, such as:

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
As a public company, we are incurring significant additional accounting, legal and other expenses, including costs associated with public company reporting requirements. We also have incurred and will continue to incur costs associated with corporate governance requirements, including requirements under Section 404 and other provisions of the Sarbanes-Oxley Act, as well as rules implemented by the SEC and NASDAQ. The expenses incurred by public companies for reporting and corporate governance purposes have increased dramatically in recent years. We expect these rules and regulations to substantially increase our financial and legal compliance costs.
The concentration of our capital stock ownership with insiders will limit your ability to influence corporate matters.
As of December 31, 2011, our executive officers, directors, current ten percent or greater stockholders and entities affiliated with them together beneficially owned approximately 68% and a single stockholder-Total-held approximately 21.0% of our outstanding common stock, respectively. In addition, certain of our existing stockholders, including stockholders who held 5% or more of our common stock as of December 31, 2011, purchased additional shares in an offering completed in February 2012, resulting in an increase in the concentration of capital stock ownership by insiders. This significant concentration of share ownership may adversely affect the trading price for our common stock because investors often perceive disadvantages in owning stock in companies with controlling stockholders. Also, these stockholders, acting together, will be able to control our management and affairs and matters requiring stockholder approval, including the election of directors and the approval of significant corporate transactions, such as mergers, consolidations or the sale of substantially all of our assets. Consequently, this concentration of ownership may have the effect of delaying or preventing a change of control, including a merger, consolidation or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control, even if that change of control would benefit our other stockholders.
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

EXECUTIVE OFFICERS OF THE REGISTRANT

The following table provides the names, ages and offices of each of our executive officers as of February 23, 2012:

Name	Age	Position
Executive Officers:
John Melo	45	Director, President and Chief Executive Officer
Jeryl Hilleman	54	Chief Financial Officer
Joel Cherry, Ph.D.	51	President of Research and Development
Paulo Diniz	54	Chief Executive Officer, Amyris Brasil Ltda.
Mario Portela	50	President of Global Operations
Neil Renninger, Ph.D.	37	Chief Technical Officer
Tamara Tompkins	47	Executive Vice President, General Counsel and Secretary
Key Employees:
Jack Newman, Ph.D.	45	Chief Scientific Officer

John Melo

John Melo has served as our President and Chief Executive Officer and a director since January 2007 and our President since January 2008. Before joining Amyris, Mr. Melo served in various senior management positions at BP Plc (formerly British Petroleum), one of the world’s largest energy firms, from 1997 to 2006, most recently as President of U.S. Fuels Operations from 2004 until December 2006, and previously as Chief Information Officer of the refining and marketing segment from 2001 to 2003, Senior Advisor for e-business strategy to Lord Browne, BP Chief Executive, from 2000 to 2001, and Director of Global Brand Development from 1999 to 2000. Before joining BP, Mr. Melo was with Ernst & Young, an accounting firm, from 1996 to 1997, and a member of the management teams of several startup companies, including Computer Aided Services, a management systems integration company, and Alldata Corporation, a provider of automobile repair software to the automotive service industry. Mr. Melo currently serves on the board of directors of U.S. Venture, Inc. and Renmatix Inc., and also serves as Vice Chairman of the Board of Directors of the Bay Area Biosciences Association (BayBio). Mr. Melo is an appointed member to the U.S. section of the U.S.-Brazil CEO Forum. Mr. Melo’s experience as a senior executive at one of the world’s largest energy companies provides critical leadership in designing the fuels value chain, shaping strategic direction and business transactions, and in building teams to drive innovation.

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

Joel Cherry, Ph.D.

Dr. Joel Cherry has served as our President of Research and Development since July 2011 and previously as our Senior Vice President of Research Programs and Operations since November 2008. Before joining Amyris, Dr. Cherry was Senior Director of Bioenergy Biotechnology at Novozymes, a biotechnology company focusing on development and manufacture of industrial enzymes from 1992 to November 2008. At Novozymes, he served in a variety of R&D scientific and management positions, including membership in Novozymes’ International R&D Management team, and as Principal Investigator and Director of the BioEnergy Project, a U.S. Department of Energy-funded $18 million effort initiated in 2000. Dr. Cherry holds a Bachelor of Arts degree in Chemistry from Carleton College and a Doctor of Philosophy degree in Biochemistry from the University of New Hampshire.

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

Mario Portela

Mario Portela joined us as our Chief Operating Officer in December 2009 and has served as President of Global Operations since July 2011. He was Chief Executive Officer of Amyris Brasil until March 2011. He has worked since December 2008 as an advisor to TPG Capital on strategy, mergers and acquisitions. From December 2007 to December 2008, Mr. Portela was Vice President and Officer, Corporate Development, with LyondellBasell Industries, a leading manufacturer of polymers, petrochemicals, fuels and technology licensing. He held a similar position with Lyondell Chemical Company from 2003 until its merger with Basell in December 2007. Mr. Portela holds a degree in Mechanical Engineering from the IMPE Institute in Lisbon, Portugal.

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

Tamara Tompkins

Tamara Tompkins has served as our General Counsel since February 2005 and as Secretary since November 2005, In addition, Ms. Tompkins has served as Executive Vice President since July 2011 and previously as and Senior Vice President since July 2007. Before joining Amyris, she practiced as an attorney at Morgan, Lewis & Bockius LLP, a law firm, from 2003 to February 2005. Previously, Ms. Tompkins worked as an attorney at Brobeck, Phleger & Harrison LLP, a law firm, from 1996 to 1999 and from 2000 to 2003, and Shearman & Stearling LLP, a law firm, from 1994 to 1996. From 1999 to 2000, she was the Director of the Berkeley Center for Law and Technology at the Boalt Hall School of Law. Ms. Tompkins holds a Bachelor of Arts degree in History from Middlebury College and a Juris Doctor degree from Georgetown University Law Center.

Key Employee

Jack Newman, Ph.D.

Dr. Jack Newman is a co-founder of Amyris and has served as our Chief Scientific Officer since July 2011 and previously as our Senior Vice President of Research since July 2007, and also served as our Director, Biology from 2004 to June 2007. Dr. Newman holds a Bachelor of Arts degree in Molecular and Cell Biology from the University of California, Berkeley and a Doctor of Philosophy degree from the University of Wisconsin-Madison in the field of microbial physiology and gene regulation.

Our executive officers are elected by, and serve at the discretion of, our Board of Directors. There are no family relationships among any of our directors and executive officers.

ITEM 1B. UNRESOLVED STAFF COMMENTS
Not applicable.

ITEM 2. PROPERTIES

We lease approximately 136,000 square feet of space in two adjacent buildings in Emeryville, California, pursuant to two leases. Of this, we use approximately 113,000 square feet for general office purposes and lab space, and approximately 23,000 square feet comprise our pilot plant. In September 2010, our Board of Directors approved a plan to reoccupy the part of our headquarter facility that vacated in August 2009 as part of a restructuring effort. This reoccupied space is being used to meet our growth requirements. Our leases expire in May 2018 and we have an option to extend these leases for five years. We also lease approximately 19,375 square feet of space in North Carolina under a lease that expires in January 2013. This lease relates to manufacturing operations through Glycotech, one of our variable interest entities.

Amyris Brasil leases approximately 29,000 square feet of space in Campinas, Brazil, pursuant to two leases that will expire in May 2013 and November 2016. Of this, approximately 9,000 square feet comprise a pilot plant and demonstration facility, and the remainder is general office and lab space. Amyris Brasil has a right of first refusal to purchase the space if the landlord elects to sell it and an option to extend the lease for five additional years. Amyris Brasil also leases approximately 791,147 square feet of space at two different locations in Brazil, pursuant to two leases that will expire in January 2031 and March 2026. This space will be used for future manufacturing.

Amyris Fuels has secured the use of ethanol and gasoline storage tanks with an aggregate capacity of 25,500 barrels at various locations in Virginia, North Carolina, South Carolina, Georgia and Tennessee. Certain of these agreements have expired in December 2011 and were not renewed. The remaining agreements are set to expire between June 2012 and December 2012.

We have also secured the use of a Biofene storage tank with an aggregate capacity of 10,000 barrels in Illinois. This facility provides temporary storage of our renewable farnesene prior to further processing into one of our finished products. Our current agreement expires in September 2012.

We also use a small amount of office space in Oakbrook Terrace, Illinois.

We believe that our current facilities are suitable and adequate to meet our needs and that suitable additional space will be available to accommodate the foreseeable expansion of our operations.

ITEM 3. LEGAL PROCEEDINGS

We are not involved in any legal proceedings that management believes will have a material adverse effect on our business, results of operations, financial position or cash flows. We may, however, be involved, from time to time, in legal proceedings and claims arising in the ordinary course of our business. Such matters are subject to many uncertainties and there can be no assurance that legal proceedings arising in the ordinary course of business or otherwise will not have a material adverse effect on our business, results of operations, financial position or cash flows.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information for Common Stock

Our common stock commenced trading on the NASDAQ Global Market on September 28, 2010 under the symbol “AMRS” and currently trades on the NASDAQ Global Select Market under the same symbol. The following table sets forth the high and low per share sale prices of our common stock as reported on the NASDAQ Global Select Market during each of the previous six quarters.

	Price Range Per Share
	High	Low
Fiscal 2011
Fourth quarter	$20.86	$9.90
Third quarter	$28.75	$17.57
Second quarter	$30.78	$24.01
First quarter	$33.99	$26.57

Fiscal 2010
Fourth quarter	$27.50	$16.91
Third quarter (commencing September 28, 2010)	$17.44	$16.48

Holders

As of February 23, 2012, there were approximately 95 holders of record (not including beneficial holders of stock held in street names) of our common stock.

Dividend Policy

We have never declared or paid cash dividends on our capital stock. We currently intend to retain any future earnings and do not expect to declare or pay any dividends in the foreseeable future. Any further determination to pay dividends on our capital stock will be at the discretion of our Board of Directors and will depend on our financial condition, results of operations, capital requirements and other factors that our Board of Directors considers relevant. In addition, our equipment lease with TriplePoint Capital LLC currently restricts our ability to pay dividends.

Securities Authorized for Issuance Under Equity Compensation Plans

See Item 12 of Part III of this Report regarding information about securities authorized for issuance under our equity compensation plans.

Performance Graph(1)

The following graph shows a comparison from September 28, 2010 through December 31, 2011 of cumulative total return on assumed investment of $100.00 in cash in our common stock, the S&P SmallCap 600 Index and the NASDAQ Clean Edge Green Energy Index. Such returns are based on historical results and are not intended to suggest future performance. Data for the S&P SmallCap 600 Index and the NASDAQ Clean Edge Green Energy Index assume reinvestment of dividends.

COMPARISON OF 15 MONTH CUMULATIVE TOTAL RETURN
Among Amyris, Inc., the S&P SmallCap 600 Index, and the NASDAQ Clean Edge Green Energy Index

	9/28/2010	12/31/2010	3/31/2011	6/30/2011	9/30/2011	12/31/2011
Amyris, Inc.	$100	$162	$173	$170	$123	$70
S&P SmallCap 600 Index	$100	$116	$124	$124	$99	$116
NASDAQ Clean Edge Green Energy Index	$100	$109	$112	$102	$66	$64

(1)
This performance graph shall not be deemed “soliciting material” or to be “filed” with the SEC for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, or otherwise subject to the liabilities under that Section, and shall not be deemed incorporated by reference into any filing of Amyris, Inc. under the Securities Act of 1933, as amended.

Recent Sales of Unregistered Securities

In March 2011, (i) Advanced Equities, Inc. exercised warrants to purchase approximately 117,210 shares of our common stock (based on conversion ratios applicable to the underlying preferred stock originally subject to the warrants) at an as-converted exercise price of approximately $22.53 per share of common stock and 49,157 shares of our common stock at an exercise price of $12.46 per share, and (ii) TriplePoint Capital LLC exercised warrants to purchase 24,103 shares of our common stock at an exercise price of $12.46 per share. Both parties net exercised the warrants in full (paid the full exercise price by forfeiting a number of shares of our common stock subject to the warrant with a fair market value equal to the exercise price on the date of exercise), which resulted in a net issuance of 62,450 shares to Advanced Equities, Inc. and 14,637 shares to TriplePoint Capital LLC.

In October 2011, as partial consideration for our acquisition of substantially all the assets of Draths, we issued 362,319 shares of our common stock to Draths, of which 41,408 shares were withheld in escrow as security of indemnification obligations of Draths.  The fair value of the shares issued to Draths is approximately $7.0 million.

In December 2011, we issued a warrant to purchase 21,087 shares of our common stock at an exercise price of $10.67 per share to Atel in connection with a capital lease agreement.

No underwriters were involved in the foregoing sales of securities. These shares were issued in private transactions pursuant to Section 4(2) of the Securities Act. The recipients of these shares of common stock acquired the shares for investment purposes only and without intent to resell, were able to fend for themselves in these transactions, and were accredited investors as defined in Rule 501 of Regulation D promulgated under Section 3(b) of the Securities Act, and appropriate restrictions were set out in the agreements for, and stock certificates issued in, these transactions. These security holders had adequate access, through their relationships with us, to information about us.

Use of Proceeds

Our initial public offering of common stock was effected through a Registration Statement on Form S-1 (File No. 333-164593) that was declared effective by the SEC on September 27, 2010. The net offering proceeds to us, after deducting underwriting discounts and commissions and offering costs, were approximately $85.5 million. Of the net proceeds, as of December 31, 2011, approximately $79.8 million has been used for capital expenditures, including deposits on capital expenditures, and approximately $5.7 million has been used for debt reduction and payment of capital lease obligations. Our use of the net proceeds from the initial public offering conformed to the intended use of proceeds as described in our initial public offering prospectus dated September 27, 2010.

ITEM 6. SELECTED FINANCIAL DATA

The selected consolidated statement of operations data for the years ended December 31, 2011, 2010 and 2009 and the selected consolidated balance sheet data as of December 31, 2011 and 2010 are derived from our audited Consolidated Financial Statements, appearing elsewhere in this report. The historical results presented below are not necessarily indicative of financial results to be achieved in future periods. You should read the following selected financial data in conjunction with “Management’s Discussion Analysis of Financial Condition and Results of Operations” and our Consolidated Financial Statements and related Notes included in Item 8 of this report.

	Years Ended December 31,
	2011	2010	2009	2008	2007
	(In Thousands, Except share and Per Share Amounts)
Consolidated Statement of Operations Data:
Revenues
Product sales	$129,837	$68,664	$61,689	$10,680	$—
Grants and collaborations revenue	17,154	11,647	2,919	3,212	6,184
Total revenues	146,991	80,311	64,608	13,892	6,184
Cost and operating expenses
Cost of product sales	155,615	70,515	60,428	10,364	—
Research and development(1)	87,317	55,249	38,263	30,306	8,662
Sales, general and administrative(1)	83,231	40,393	23,558	16,622	10,522
Restructuring and asset impairment (income) charges	—	(2,061)	5,768	—	—
Total cost and operating expenses	326,163	164,096	128,017	57,292	19,184
Loss from operations	(179,172)	(83,785)	(63,409)	(43,400)	(13,000)
Other income (expense):
Interest income	1,542	1,540	448	1,378	1,178
Interest expense	(1,543)	(1,443)	(1,218)	(377)	(28)
Other income (expense), net	214	898	(621)	(144)	76
Total other income (expense)	213	995	(1,391)	857	1,226
Loss before income taxes	(178,959)	(82,790)	(64,800)	(42,543)	(11,774)
Income tax benefit (provision)	(552)	—	—	207	—
Net loss	$(179,511)	$(82,790)	$(64,800)	$(42,336)	$(11,774)
Loss attributable to noncontrolling interest	641	920	341	472	—
Net loss attributable to Amyris, Inc.	$(178,870)	$(81,870)	$(64,459)	$(41,864)	$(11,774)
Deemed dividend related to a beneficial conversion feature	—	(42,009)	—	—	—
Net loss attributable to Amyris, Inc. common stockholders	$(178,870)	$(123,879)	$(64,459)	$(41,864)	$(11,774)
Net loss per share attributable to common stockholders, basic and diluted	$(3.99)	$(8.35)	$(13.56)	$(9.91)	$(3.28)
Weighted-average shares of common stock outstanding used in computing net loss per share of common stock, basic and diluted	44,799,056	14,840,253	4,753,085	4,223,533	3,592,932

(1)	Includes stock-based compensation expense.

	As of December 31,
	2011	2010	2009	2008	2007
	(In Thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents, investments and restricted cash	$103,592	$257,933	$71,716	$52,888	$45,862
Working capital	$47,205	$242,818	$51,062	$32,356	$31,045
Total assets	$320,111	$357,453	$122,159	$98,823	$50,889
Total indebtedness(1)	$47,660	$12,590	$20,608	$6,747	$655
Convertible preferred stock warrant liability	$—	$—	$2,740	$2,132	$—
Convertible preferred stock	$—	$—	$179,651	$121,436	$58,126
Redeemable noncontrolling interest	$—	$—	$5,506	$—	$—
Total equity (deficit)	$160,812	$307,548	$(113,745)	$(52,143)	$(13,301)

(1)
Total indebtedness as of December 31, 2011 and 2010 includes $6.3 million and $5.9 million, respectively, in capital lease obligations, $3.1 million and $5.7 million, respectively, in notes payable, $19.4 million and $1.0 million, respectively, in loan payable, and $18.9 million and zero, respectively, in credit facility (see Note 5 and Note 6 to our Consolidated Financial Statements).

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are building an integrated renewable products company to provide sustainable alternatives to a broad range of petroleum-sourced products used in specialty chemical and transportation fuel markets worldwide. We do this by applying our industrial synthetic biology technology platform to modify microorganisms, primarily yeast, to function as living factories in established fermentation processes to convert plant-sourced sugars into a variety of hydrocarbon molecules that can serve as flexible building blocks to be used in a wide range of products.

We were incorporated in 2003 and commenced research, development, marketing and administrative activities in 2005. To further develop our business we have established two subsidiaries, Amyris Brasil Ltda. (formerly Amyris Brasil S.A.), which oversees the establishment and expansion of our production in Brazil, and Amyris Fuels LLC, which we believe will help us develop fuel distribution capabilities in the U.S. Amyris Fuels currently generates revenue from the sale of ethanol and ethanol blended gasoline to wholesale customers through a network of terminals primarily in the southeastern U.S.

While our technology enables us to design yeast and other microorganisms to produce many different kinds of molecules, our current priority is the commercialization and production of Biofene, and its derivatives for sale in a range of specialty chemical applications within the following six identified markets: cosmetics, lubricants, flavors and fragrances, polymers, consumer products and transportation fuels.

In April 2010 we entered into a definitive agreement with Usina São Martinho, one of the largest sugar and ethanol producers in Brazil, to establish a joint venture entity that intends to construct and operate the first commercial plant dedicated to the production of Amyris renewable products. Usina São Martinho will share a portion of the costs associated with this construction. In March 2011, we entered into an agreement with Paraíso Bioenergia headquartered in São Paulo State, Brazil where we will construct a fermentation and separation facility to produce our products and Paraíso Bioenergia will supply sugar cane juice and certain utilities. In addition to these agreements, we have entered into non-binding letters of intent with various other Brazilian sugar and ethanol producers, including Alvorada, Cosan, ETH and Açúcar Guarani, to produce our products. Usina São Martinho also has the right to produce Amyris products at a second facility. We expect to work with these producers to build new, “bolt-on” facilities adjacent to their existing mills instead of building entirely new “greenfield” facilities, thereby reducing the capital required to establish and scale our production.

In June 2010, we entered into a collaboration agreement with Total. This agreement provides for joint collaboration on the development of products through the use of our synthetic biology platform. In connection with this agreement, Total invested $133.2 million in our equity, which represented approximately 21.0% of our outstanding shares as of December 31, 2011. In addition, Total received the right to appoint a Total representative to our Board of Directors. In November 2010, Philippe Boisseau, President of Total’s Gas & Power division, joined our Board of Directors. At the end of the second quarter of 2010, we recorded a deferred charge asset of $27.9 million associated with the Total investment. This deferred charge asset resulted from the difference between a third party valuation of our stock and the price paid by Total. This deferred charge asset will be offset against future revenue earned under arrangements with Total. As of December 31, 2011, we recognized a cumulative reduction of $9.1 million against the deferred charge asset.
In November 2011, we entered into an amendment of the collaboration agreement to establish a diesel development program. The amendment provides for an exclusive strategic collaboration for the development of renewable diesel products and contemplates that the parties will establish a joint venture, or JV, for the production and commercialization of such renewable diesel products on an exclusive, worldwide basis. It also provides that commercialization and production of jet fuel, already under development pursuant to the collaboration agreement, would be conducted on an exclusive, worldwide basis through the same JV. In addition, the amendment provides the JV with the right to produce and commercialize certain other chemical products on a non-exclusive basis. The amendment provides that definitive agreements to form the JV must be in place by March 31, 2012 (or another date as agreed to by the parties) or the renewable diesel program, including any further collaboration payments by Total related to the renewable diesel program, will terminate. Total has an option, upon completion of the renewable diesel program, to notify us that it does not wish to pursue production or commercialization of renewable diesel under the amendment. If Total exercises this right, all of Total's intellectual property rights that were developed during the renewable diesel program would terminate and would be assigned to us, and we would be obligated to pay Total specified royalties based on the Company's net income. Such royalty payments would also include a share of net proceeds received by us from any sale of its renewable diesel business.

Pursuant to the amendment, Total has agreed to solely fund the following amounts: (i) the first $30.0 million in research and development costs related to the renewable diesel program which have been incurred since August 1, 2011, which amount shall be in addition to the $50.0 million in research and development funding contemplated by the collaboration, and (ii) for any research and development costs incurred following the JV formation date that are not covered by the initial $30.0 million, up to an additional $10 million in 2012 and up to an additional $10.0 million in 2013, which amounts will be considered part of the $50.0 million contemplated by the collaboration agreement. In addition to these payments, Total has further agreed to fund 50% of all remaining research and development costs for the renewable diesel program under the amendment. The parties have separately agreed that, if the JV is formed, Total will fund additional amounts with respect to JV expenditures.

To support our goal of commencing commercial production of Biofene in 2011, we entered into contract manufacturing agreements in June 2010 with Biomin in Brazil and in November 2010 with Tate & Lyle in the U.S. In addition, in March 2011, we entered into an agreement with Antibióticos for the production of Biofene at its facilities in León, Spain. We are providing certain equipment to these producers to enable their production of Biofene.

We have also established contract manufacturing relationships to support conversion of Biofene into finished chemical products. In January 2011, we entered into a production service agreement with Glycotech under which Glycotech will perform finishing steps to convert Biofene into squalane, diesel, base oils for industrial lubricants, and other products. In July 2011, we entered into a contract manufacturing agreement with Albemarle under which Albemarle will provide toll manufacturing services at its facility in South Carolina and we are obligated to reimburse Albemarle for capital expenditures related to facility modifications required for the services. In February 2012, we entered into a new toll manufacturing agreement with Ablemarle that supersedes the July 2011 original agreement.  The term of the agreement continues through December 31, 2019.  The agreement includes certain obligations for us to pay fixed costs totaling $7.5 million, of which $3.5 million and $4.0 million are payable in 2012 and 2014, respectively.In addition, fixed costs of $2.0 million is payable per quarter in 2013 if we exercise our option to have product manufactured in the facility in 2013.  The agreement also includes variable pricing during the contract term. In September 2011, we entered into a service agreement with Dottikon for the production of squalane and Biofene-derived molecules for use as oxygen scavengers in PET polymers at a facility in Switzerland (pending completion of process development work), We may seek to enter into additional contract manufacturing arrangements. We expect to work with third parties specializing in particular industries to convert Biofene by simple chemical processes and to sell it initially primarily in the forms of squalane, diesel, base oils for industrial lubricants, and other products.

During the twelve months ended December 31, 2011, we incurred $25.5 million of scale-up production costs to support our renewable products. These scale-up production costs include the contract manufacturing cost related to production of farnesene-derived products and the finishing of farnesene into finished products. In the year ended December 31, 2011 the Company incurred substantial losses totaling $15.4 million as a result of applying the lower-of-cost-or-market inventory rules. We continue to commit significant resources to our production process in advance of our achieving full commercial production volume. As only a portion of our production costs varies with our revenue, our production costs will be greater than our revenue until we achieve significant product volume and revenue. We anticipate that our scale-up production costs will decrease as we continue to improve our processes and increase throughput.

To commercialize our initial product, squalane, for sale to cosmetics companies for use as a moisturizing ingredient in the cosmetics and other personal care products, we entered into a marketing and distribution agreement with Soliance, a leading provider of ingredients to the cosmetics industry based in the Champagne-Ardenne region of France, in June 2010. As an early step toward selling diesel, in addition to the Total collaboration described above, we have entered into an arrangements with Petrobras under which we sell diesel produced from Biofene to Petrobras, which blends our diesel in fuel sold to city bus fleets in São Paulo and Rio de Janeiro, Brazil. For the industrial lubricants market, in June 2011 we established a joint venture with Cosan for the worldwide development, production and commercialization of renewable base oils. In September 2011, for development and commercialization of isoprene for use in tires, we entered into a development agreement with Michelin.

We have also entered into agreements for the sale of Biofene and its derivatives directly to customers, including with P&G for use in cleaning products, with M&G for use in plastics, with Kuraray for use in production of polymers, with Firmenich and Givaudan for ingredients for the flavors and fragrances market, with Method for use in home and personal care products, and with Wilmar for use as a surfactant. Production and sale of our products pursuant to any of these relationships will depend on the achievement of contract-specific technical, development and commercial milestones.

In December 2011, we received loans from Brazilian banks totaling approximately $30.6 million based on the exchange rate at December 31, 2011 (R$57.4 million reais) to fund capital and other expenditures relating to the production facilities we are establishing at Paraíso Bioenergia and Biomin. We secured these loans to allow us to continue construction and process development at these plants, and expect to seek additional loans from these banks and others in order to be able to fund the establishment of other plants in Brazil and elsewhere. There remains significant uncertainty regarding the timing and availability of such additional loans and, if we are unable to obtain necessary financing in a timely manner, among other things, we may be forced to curtail our operations, including delays or stoppages in construction or process development at production sites.

On February 17, 2012, we entered into a supplemental agreement with Banco Pine S.A. under which the parties agreed to extend the maturity date for the repayment of the original loan entered into on December 22, 2011 (see Note 6) from February 17, 2012 to May 17, 2012. In connection with the extension, we are obligated to pay R$129,150 reais (approximately US$75,000 based on the exchange rate as of February 17, 2012) as tax on the financial transaction as required by Brazilian law.

On February 23, 2012, we sold 10,160,325 shares of our common stock in a private placement for aggregate offering proceeds of $58.7 million.

On February 24, 2012, we entered into a security purchase agreement to sell $25.0 million in principal amount of unsecured senior convertible promissory notes due in 2017.  The notes have a 3.0% annual interest rate and are convertible into shares of the Company's common stock at a conversion price of $7.0682 (an 18.0% premium to market value determined under the governance rules of The NASDAQ Stock Market), subject to adjustment for proportional adjustments to outstanding common stock and anti-dilution provisions in case of dividends and distributions.  The note holders have a right to require repayment of 101% of the principal amount of the notes in an acquisition of the Company, and the notes provide for payment of unpaid interest on conversion following such an acquisition if the note holders do not require such repayment.  The securities purchase agreement and notes include covenants regarding payment of interest, maintaining our listing status, limitations on debt, maintenance of corporate existence, and filing of SEC reports. The notes include standard events of default resulting in acceleration of indebtedness, including failure to pay, bankruptcy and insolvency, cross-defaults, and breaches of the covenants in the securities purchase agreement and notes, with default interest rates and associated cure periods applicable to the covenant regarding SEC reporting.

Since inception through December 31, 2011, we have recognized $318.8 million in revenue, primarily from the sale of ethanol and reformulated ethanol-blended gasoline by our Amyris Fuels subsidiary. As of December 31, 2011, we had an accumulated deficit of $381.2 million. We expect to fund operations for the foreseeable future with cash and investments currently on hand, with cash inflows from collaboration and grant funding and potential cash contributions from product sales, and with new debt and equity financing to provide additional working capital and to cover portions of our capital expenditures. Our anticipated working capital needs and our planned operating and capital expenditures for 2012 and 2013 will require significant inflows of cash from credit facilities and similar sources of indebtedness, as well as funding from collaboration partners. Some of these necessary financing resources are not yet subject to definitive agreements or have not committed to funding arrangements. In addition, our anticipated working capital needs and strategic plans in 2012 and beyond will depend on our ability to identify and secure additional sources of funding beyond those we have currently identified. Such sources of funding may include equity or debt offerings, in addition to collaboration revenue and other forms of debt. If we fail to secure such funding, we may be forced to curtail our operations, which could include reductions or delays of planned capital expenditures or scaling back our operations. We have had to adjust the timing for construction projects relating to the São Martinho plant due to financing constraints, and the projected completion date for São Martinho is being assessed and could be subject to further delays and adjustment based on the timing and success of our financing activities. If we are forced to curtail our operations, we may be unable to proceed with construction of certain planned production facilities, enter into definitive agreements for supply of feedstock and associated production arrangements that are currently subject to letters of intent, commercialize our products within the timeline we expect, or otherwise continue our business as currently contemplated.

If, to support our planned operations, we seek additional types of funding that involve the issuance of equity securities, our existing stockholders would suffer dilution. For example, in February 2012, we completed a private placement of our common stock that resulted in the issuance of approximately 10.2 million shares and entered into a securities purchase agreement that resulted in the issuance of $25.0 million in unsecured senior convertible promissory notes that are convertible into common stock at an initial conversion price of $7.0682. The convertible notes contain various covenants, including restrictions on the amount of debt we are permitted to incur. We may conduct additional financings if they become available on appropriate terms and we deem them to be consistent with our financing strategy. If we raise additional debt financing, we may be subject to additional restrictive covenants that limit our ability to conduct our business. We may not be able to raise sufficient additional funds on terms that are favorable to us, if at all. If we fail to raise sufficient funds and continue to incur losses, our ability to fund our operations, take advantage of strategic opportunities, develop and commercialize products or technologies, or otherwise respond to competitive pressures could be significantly limited. If this happens, we may be forced to delay or terminate research and development programs or the commercialization of products resulting from our technologies, curtail or cease operations, or obtain funds through collaborative and licensing arrangements that may require us to relinquish commercial rights, or grant licenses on terms that are not favorable to us. If adequate funds are not available, we will not be able to successfully execute our business plan or continue our business.

As part of our operating plan for 2012, we intend to reduce our cost structure by improving efficiency in our operations and reducing non-critical expenditures.  We expect these efforts to include reductions to our workforce and adjustments to the timing and scope of planned capital expenditures in the coming quarters.

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

Impairment of Long-Lived Assets

We assess impairment of long-lived assets, which include property and equipment and test long-lived assets for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to, significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; or expectations that the asset will more likely than not be sold or disposed of significantly before the end of its estimated useful life.

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

Goodwill and Intangible Assets

Goodwill represents the excess of the cost over the fair value of net assets acquired from our business combinations. Intangible assets are comprised primarily of in-process research and development ('IPR&D"). We make significant judgments in relation to the valuation of goodwill and intangible assets resulting from business combinations and asset acquisitions.

There are several methods that can be used to determine the estimated fair value of the IPR&D acquired in a business combination. We utilized the "income method," which applies a probability weighting that considers the risk of development and commercialization, to the estimated future net cash flows that are derived from projected sales revenues and estimated costs. These projections are based on factors such as relevant market size, pricing of similar products, and expected industry trends. The estimated future net cash flows are then discounted to the present value using an appropriate discount rate. These assets are treated as indefinite-lived intangible assets until completion or abandonment of the projects, at which time the assets will be amortized over the remaining useful life or written off, as appropriate.

Goodwill and intangible assets with indefinite lives are assessed for impairment using fair value measurement techniques on an annual basis or more frequently if facts and circumstance warrant such a review. When required, a comparison of fair value to the carrying amount of assets is performed to determine the amount of any impairment.

We evaluate our intangible assets with finite lives for indications of impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Intangible assets consist of purchased licenses and permits and are amortized on a straight-line basis over their estimated useful lives. Factors that could trigger an impairment review include significant under-performance relative to expected historical or projected future operating results, significant changes in the manner of our use of the acquired assets or the strategy for our overall business or significant negative industry or economic trends. If this evaluation indicates that the value of the intangible asset may be impaired, we make an assessment of the recoverability of the net carrying value of the asset over its remaining useful life. If this assessment indicates that the intangible asset is not recoverable, based on the estimated undiscounted future cash flows of the technology over the remaining amortization period, we reduce the net carrying value of the related intangible asset to fair value and may adjust the remaining amortization period. Any such impairment charge could be significant and could have a material adverse effect on our reported financial results. We have not recognized any impairment charges on our intangible assets through December 31, 2011.

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

We account for stock options issued to nonemployees based on the fair value of the awards using the Black-Scholes option pricing model. We account for restricted stock units issued to nonemployees based on the estimated fair value of our common stock. The measurement of stock-based compensation is subject to periodic adjustments as the underlying equity instruments vest, and the resulting change in value, if any, is recognized in our consolidated statements of operations during the period the related services are rendered. There is inherent uncertainty in these estimates and if different assumptions had been used, the fair value of the equity instruments issued to nonemployee consultants could have been significantly different.

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

The fair value of employee stock options was estimated using the following weighted-average assumptions:

	Years Ended December 31,
	2011	2010	2009
Expected dividend yield	—%	—%	—%
Risk-free interest rate	2.3%	2.5%	2.8%
Expected term (in years)	5.8	6	6
Expected volatility	86%	96%	97%

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

Recognition of deferred tax assets is appropriate when realization of such assets is more likely than not. We recognize a valuation allowance against our net deferred tax assets if it is more likely than not that some portion of the deferred tax assets will not be fully realizable. This assessment requires judgment as to the likelihood and amounts of future taxable income by tax jurisdiction. At December 31, 2011, we had a full valuation allowance against all of our deferred tax assets.

We apply the provisions of FASB's guidance on accounting for uncertainty in income taxes. We assess all material positions taken in any income tax return, including all significant uncertain positions, in all tax years that are still subject to assessment or challenge by relevant taxing authorities. Assessing an uncertain tax position begins with the initial determination of the position’s sustainability and the tax benefit to be recognized is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. As of each balance sheet date, unresolved uncertain tax positions must be reassessed, and we will determine whether (i) the factors underlying the sustainability assertion have changed and (ii) the amount of the recognized tax benefit is still appropriate. The recognition and measurement of tax benefits requires significant judgment. Judgments concerning the recognition and measurement of a tax benefit might change as new information becomes available.

Results of Operations

Comparison of Year Ended December 31, 2011 to Year Ended December 31, 2010

Revenues

	Years Ended December 31,		Year-to Year Change	Percentage Change
	2011	2010
	(Dollars in thousands)
Revenues
Product sales	$129,837	$68,664	$61,173	89%
Grants and collaborations revenue	17,154	11,647	5,507	47%
Total revenues	$146,991	$80,311	$66,680	83%

Our total revenue increased by $66.7 million to $147.0 million in 2011 from $80.3 million in 2010 primarily as a result of increases in product sales. Revenue from product sales increased by $61.2 million to $129.8 million primarily from sales of ethanol and reformulated ethanol-blended gasoline purchased from third parties in 2011, resulting primarily from an increase in average selling price per gallon and an increase in gallons sold over 2010 due primarily to an increase in demand from existing customers. We sold 10.1 million gallons of ethanol and 36.4 million gallons of reformulated ethanol-blended gasoline in the 2011 compared to 20.6 million gallons of ethanol and 12.4 million gallons of reformulated ethanol-blended gasoline sales in the comparable period of the prior year. We recognized product sales from farnesene-derived products for the first time in the quarter ended June 30, 2011, which have not been significant to date. The increase of $5.5 million in grants and collaborations revenue was primarily the result of higher revenue generated from collaborative research offset in part by lower grant revenue in 2011 compared to the prior year.

Cost and Operating Expenses

	Years Ended December 31,		Year-to Year Change	Percentage Change
	2011	2010
	(Dollars in thousands)
Cost of product sales	$155,615	$70,515	$85,100	121%
Research and development	87,317	55,249	32,068	58%
Sales, general and administrative	83,231	40,393	42,838	106%
Restructuring and asset impairment (income) charges	—	(2,061)	2,061	(100)%
Total cost and operating expenses	$326,163	$164,096	$162,067	99%

Cost of Product Sales

Our cost of product sales increased by $85.1 million to $155.6 million in 2011 compared to the prior year. The increase was primarily the result of an increase of $59.6 million in costs of ethanol and reformulated ethanol-blended gasoline purchased from third parties, which was based on an increase in product cost per gallon and higher product volume. We also incurred $25.5 million of cost of renewable products, of which $15.4 million is associated with inventory write down resulting from applying the lower-of-cost-or-market inventory rules. Cost of renewable products also included some costs related to the scale-up in production of such products and had no corresponding charge in the prior year.

Research and Development Expenses

Our research and development expenses increased by $32.1 million in 2011 over the prior year, primarily the result of an $11.3 million increase in personnel-related expenses associated with headcount growth and higher stock-based compensation, a $10.0 million increase in outside consulting expenses associated with increased development activities and $5.8 million in higher overhead costs associated with increased headcount and development activities. Research and development expenses included stock-based compensation expense of $6.3 million in 2011 compared to $2.2 million in 2010.

Sales, General and Administrative Expenses

Our sales, general and administrative expenses increased by $42.8 million in 2011 over the prior year, primarily as a result of increased personnel-related expenses of $24.1 million, higher consulting fees of $8.4 million and higher professional fees of $2.0 million associated with higher legal and auditing fees. The increase in consulting and professional fees was due primarily to success fee of $5.0 million owed to a chemical conversion contract manufacturer and a termination penalty of $1.0 million owed to terminate a research and development contract related to production development. Sales, general and administrative expenses included stock-based compensation expense of $19.1 million and $8.3 million during 2011 and 2010, respectively.

Restructuring and Asset Impairment Charges (Income)

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

In September 2010, our Board of Directors approved our plan to reoccupy the part of our headquarter facility that previously was the subject of the 2009 restructuring. This reoccupied space was used to meet our expansion requirements. As a result, we reversed approximately $4.6 million of our restructuring liability that had been accrued in connection with the 2009 restructuring and recognized income from restructuring of $2.1 million during the year ended December 31, 2010.

Other Income (Expense)

	Years Ended December 31,		Year-to Year Change	Percentage Change
	2011	2010
	(Dollars in thousands)
Other income (expense):
Interest income	$1,542	$1,540	$2	—%
Interest expense	(1,543)	(1,443)	(100)	7%
Other income, net	214	898	(684)	(76)%
Total other income	$213	$995	$(782)	(79)%

Total other income decreased by approximately $0.8 million to $0.2 million in 2011 compared to the prior year. The decrease is related primarily to a decline in other income, net of approximately $0.7 million and to higher interest expense of $0.1 million associated with higher debt balances. We expect interest expense to be larger in 2012 than in 2011 due to increased amounts of debt incurred to fund our operations, including capital expenditures for the coming year. The $0.7 million decrease in other income, net is primarily the result of our having recorded $0.9 million in income for the change in fair value of our convertible preferred stock warrants in 2010. These warrants converted into warrants to purchase our common stock on completion of our initial public offering, or IPO, in September 2010.

Deemed Dividend

We recognized a deemed dividend in 2010 related to the charges incurred with the one-time beneficial conversion feature of the Series D convertible preferred stock of $39.3 million and to the one-time beneficial conversion feature related to the conversion of Amyris Brasil S.A. shares of $2.7 million, each of which converted into Amyris Inc. common stock upon the consummation of our IPO. The deemed dividend was recorded at the closing of the IPO and impacted earnings and earnings per share in 2010.

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

Cost and Operating Expenses

	Years Ended December 31,		Year-to Year Change	Percentage Change
	2010	2009
	(Dollars in thousands)
Cost of product sales	$70,515	$60,428	$10,087	17%
Research and development	55,249	38,263	16,986	44%
Sales, general and administrative	40,393	23,558	16,835	71%
Restructuring and asset impairment (income) charges	(2,061)	5,768	(7,829)	(136)%
Total cost and operating expenses	$164,096	$128,017	$36,079	28%

Cost of Product Sales

Our cost of product sales of ethanol and reformulated gasoline purchased from third parties increased by $10.1 million to $70.5 million in 2010 compared to the prior year resulting from higher product volume and an increase in product cost per gallon.

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

Sales, General and Administrative Expenses

Our sales, general and administrative expenses increased by $16.8 million to $40.4 million in 2010 compared to the prior year, primarily the result of a $10.9 million increase in personnel-related costs associated with higher stock-based compensation, headcount growth and higher bonus expenses, a $1.8 million increase in professional service expense related primarily to higher legal cost to support business development and higher accounting fees and a $1.0 million increase in recruitment and relocation expenditures associated with headcount increase. Sales, general and administrative expenses included stock-based compensation of $8.3 million compared to $2.5 million in 2009.

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

In September 2010, our Board of Directors approved our plan to reoccupy the part of our headquarter facility that previously was the subject of the 2009 restructuring. This reoccupied space was used to meet our expansion requirements. As a result, we reversed approximately $4.6 million of our restructuring liability that had been accrued in connection with the 2009 restructuring and recognized income from restructuring of $2.1 million during the year ended December 31, 2010.

Other Income (Expense)

	Years Ended December 31,		Year-to Year Change	Percentage Change
	2010	2009
	(Dollars in thousands)
Other income (expense):
Interest income	$1,540	$448	$1,092	244%
Interest expense	(1,443)	(1,218)	(225)	18%
Other income (expense), net	898	(621)	1,519	(245)%
Total other income (expense)	$995	$(1,391)	$2,386	(172)%

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

Deemed Dividend

We recognized a deemed dividend in the year ended December 31, 2010 related to the charges incurred with the one-time beneficial conversion feature of the Series D convertible preferred stock of $39.3 million and to the one-time beneficial conversion feature related to the conversion of Amyris Brasil S.A. shares of $2.7 million, each of which converted into Amyris Inc. common stock at the time of our IPO. The deemed dividend was recorded at the closing of the IPO and impacted earnings and earnings per share for the year ended December 31, 2010.

Liquidity and Capital Resources

	December 31,
	2011	2010
	(Dollars in thousands)
Working capital	$47,205	$242,818
Cash and cash equivalents and short-term investments	$103,592	$257,933

	Years Ended December 31,
	2011	2010	2009
	(Dollars in thousands)
Net cash used in operating activities	$(92,496)	$(64,577)	$(45,718)
Net cash provided by (used in) investing activities	$5,853	$(79,405)	$(25,422)
Net cash provided by financing activities	$41,052	$266,687	$71,473

As of December 31, 2011, we had cash, cash equivalents and short-term investments of $103.6 million compared to $257.9 million as of December 31, 2010. As of December 31, 2011, we had total debt, including capital lease obligations, of $47.7 million. In addition, we had total borrowing capacity of $7.2 million substantially all of which was under our uncommitted facility letter, or Credit Agreement, which we currently utilize in connection with our Amyris Fuels business.

Working Capital.Working capital was $47.2 million at December 31, 2011, a decrease of $195.6 million from working capital as of December 31, 2010. This decrease was primarily attributable to:

•	a decline of $154.3 million in cash, cash equivalents and short-term marketable securities;

•	an increase of $35.5 million in accounts payable and accrued and other current liabilities;

•	an increase of $26.1 million in the current portion of debt.
The decrease was partially offset by an increase of $17.0 million in prepaid assets and $5.1 million increase in inventory.

In February 2012, we entered into securities purchase agreements for private placements resulting in aggregate offering proceeds of $83.7 million, as described below.

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

The Company believes that its existing cash, cash equivalents and short-term investments at December 31, 2011 and amounts raised subsequent to December 31, 2011, cash inflows from collaboration, grants and product sales, as well as reduction in cash outflows as a result of planned actions, will be sufficient to fund its operations and other capital expenditures for at least the next twelve months.

The timing and amount of capital expenditures for additional production facilities at least in the near term will depend on our ability to access external sources of financing as well as our business and financial outlook and the specifics of the opportunity. For example, we believe that the amount of financing that we agree to provide for the construction of bolt-on, or other, production facilities may influence the other terms of the arrangements that we establish with the facility owner, and, accordingly, expect to evaluate the optimal amount of capital expenditures that we agree to fund on a case-by-case basis. We may also consider additional strategic investments or acquisitions. These events may require us to access additional capital through equity or debt offerings. If we are unable to access additional capital, our growth may be limited due to the inability to invest in additional production facilities.

If, to support our planned operations, we seek additional types of funding that involve the issuance of equity securities, our existing stockholders would suffer dilution. For example, in February 2012, we completed a private placement of our common stock that resulted in approximately 10.2 million shares and entered into a security purchase agreement that resulted in the issuance of $25.0 million in unsecured senior convertible promissory notes that are convertible into our common stock at an initial conversion price of $7.0682. The convertible notes contain various covenants, including restrictions on the amount of debt we are permitted to incur. We may conduct additional financings if they become available on appropriate terms and we deem them to be consistent with our financing strategy. If we raise additional debt financing, we may be subject to additional restrictive covenants that limit our ability to conduct our business. We may not be able to raise sufficient additional funds on terms that are favorable to us, if at all. If we fail to raise sufficient funds and continue to incur losses, our ability to fund our operations, take advantage of strategic opportunities, develop and commercialize products or technologies, or otherwise respond to competitive pressures could be significantly limited. If this happens, we may be forced to delay or terminate research and development programs or the commercialization of products resulting from our technologies, curtail or cease operations, or obtain funds through collaborative and licensing arrangements that may require us to relinquish commercial rights, or grant licenses on terms that are not favorable to us. If adequate funds are not available, we will not be able to successfully execute our business plan or continue our business.

Convertible Note Offering. On February 24, 2012, we entered into a securities purchase agreement to sell $25.0 million in principal amount of unsecured senior convertible promissory notes due in 2017.  The notes have a 3.0% annual interest rate and are convertible into shares of our common stock at a conversion price of $7.0682 (an 18.0% premium to market value determined under the governance rules of The NASDAQ Stock Market), subject to adjustment for proportional adjustments to outstanding common stock and anti-dilution provisions in case of dividends and distributions.  The note holders have a right to require repayment of 101% of the principal amount of the notes in an acquisition of the Company, and the notes provide for payment of unpaid interest on conversion following such an acquisition if the note holders do not require such repayment.  The securities purchase agreement and notes include covenants regarding payment of interest, maintaining our listing status, limitations on debt, maintenance of corporate existence, and filing of SEC reports. The notes include standard events of default resulting in acceleration of indebtedness, including failure to pay, bankruptcy and insolvency, cross-defaults, and breaches of the covenants in the securities purchase agreement and notes, with default interest rates and associated cure periods applicable to the covenant regarding SEC reporting.

Common Stock Offering. On February 23, 2012,we sold 10,160,325 shares of our common stock in a private placement for aggregate offering proceeds of $58.7 million.

Bridge Loan from Banco Pine. In December 2011, we entered into a loan agreement with Banco Pine S.A. under which Banco Pine S.A. provided us with a short term loan of up to R$35.0 million reais (approximately US$18.7 million based on the exchange rate at December 31, 2011). The loan was an advance on anticipated 2012 financing from Nossa Caixa Desenvolvimento (“Nossa Caixa”), the Sao Paulo State development bank, and the Lender, under which the Lender and Nossa Caixa may provide us with loans of up to approximately R$52.0 million reais (approximately US$27.7 million based on the exchange rate at December 31, 2011) as financing for capital expenditures relating to the Paraíso Bioenergia manufacturing facility in Brazil. The interest rate for the loan is 119.2% of Brazilian interbank lending rate (approximately 12.8% on an annualized basis). The principal and interest of loans under the loan agreement mature and are required to be repaid on May 17, 2012 based on the supplemental agreement entered into with Banco Pine S.A. under which the parties agreed to extend the maturity date for the repayment of the original loan , subject to extension by the Lender. Under the agreement, we would owe a prepayment penalty if we repay the loan prior to the maturity date based on the net value of the loan to Banco Pine S.A. if the Bridge Loan were repaid on the maturity date.

BNDES Credit Facility. In December 2011, we entered into a credit facility in the amount of R$22.4 million reais (approximately US$11.9 million based on the exchange rate at December 31, 2011) with Banco Nacional de Desenvolvimento Econômico e Social, or BNDES, a government owned bank headquartered in Brazil. This BNDES facility was extended as project financing for a production site in Brazil. The credit line is divided into an initial tranche for up to approximately R$19.1 million reais and an additional tranche of approximately R$3.3 million reais that becomes available upon delivery of additional guarantees. The credit line is available for 12 months from the date of the credit agreement, subject to extension by the lender.

The principal of loans under the BNDES credit facility is required to be repaid in 60 monthly installments, with the first installment due in January 2013 and the last due in December 2017. Interest will be due initially on a quarterly basis with the first installment due in March 2012. From and after January 2013, interest payments will be due on a monthly basis together with principal payments. The loaned amounts carry interest of 7% per year. Additionally, a credit reserve charge of 0.1% on the unused balance from each credit installment from the day immediately after it is made available through its date of use, when it is paid.

The credit line is collateralized by first priority security interest in certain of certain of our equipment and other tangible assets with an original purchase price of R$24.9 million reais. We are a parent guarantor for the payment of the outstanding balance under the BNDES credit facility. Additionally, we are required to provide a bank guarantee equal to 10% of all the approved amount (R$22.4 million reais in total debt) under the credit agreement. For advances in the second tranche (above R$19.1 million reais), we are required to provide additional bank guarantees equal to 90% of each such advance, plus additional Amyris guarantees equal to at least 130% of such advance. The credit agreement contains customary events of default, including payment failures, failure to satisfy other obligations under the Credit Agreement or related documents, defaults in respect of other indebtedness, bankruptcy, insolvency and inability to pay debts when due, material judgments, and changes in control of Amyris Brasil. If any event of default under the credit agreement occurs, the lender may terminate its commitments and declare immediately due all borrowings under the facility. As of December 31, 2011 we had $19.1 million reais (approximately US$10.2 million based on the exchange rate at December 31, 2011) in outstanding advances under the BNDES credit facility.

FINEP Credit Facility. In November 2010, we entered into a credit facility with Financiadora de Estudos e Projetos, or

FINEP, a state-owned company subordinated to the Brazilian Ministry of Science and Technology. This FINEP Credit Facility was extended to partially fund expenses related to our research and development project on sugarcane-based biodiese, or the FINEP Project, and provides for loans of up to an aggregate principal amount of R$6.4 million reais (approximately US$3.4 million based on the exchange rate at December 31, 2011) which is guaranteed by a chattel mortgage on certain of our equipment as well as bank letters of guarantee. The first disbursement of approximately R$1.8 million reais was received on February 11, 2011 and the next three disbursements will each be approximately R$1.6 million reais. Subject to compliance with certain terms and conditions under the FINEP Credit Facility, the three remaining disbursements of the loan will become available to us for withdrawal.

Interest on loans drawn under this credit facility is fixed at 5.0% per annum. In case of default under or non-compliance with the terms of the agreement the interest on loans will be dependent on the long-term interest rate as published by the Central Bank of Brazil, or TJLP. If the TJLP at the time of default is greater than 6%, then the interest will be 5.0% + a TJLP adjustment factor otherwise the interest will be at 11.0% per annum. In addition, a fine of up to 10.0% will apply to the amount of any obligation in default. Interest on late balances will be 1.0% interest per month, levied on the overdue amount. Payment of the outstanding loan balance will be made in 81 monthly installments which will commence in July 2012 and extend through March 2019. Interest on loans drawn and other charges are paid on a monthly basis commencing in March 2011. As of December 31, 2011 and December 31, 2010, there were R$1.8 million reais (approximately US$1.0 million based on the exchange rate at December 31, 2011) and zero amount outstanding, respectively, under this FINEP Credit Facility.

The FINEP Credit Facility contains the following significant terms and conditions:

•
We will share with FINEP the costs associated with the FINEP Project. At a minimum, we will contribute approximately R$14.5 million Brazilian reais (US$7.7 million based on the exchange rate at December 31, 2011) of which R$11.1 million reais to be contributed prior to the release of the second disbursement, which is expected to occur in 2012;

•
After the release of the first disbursement, prior to any subsequent drawdown from the FINEP Credit Facility, we are required to provide letters of guarantee of up to R$3.3 million reais in aggregate (approximately US$1.8 million based on the exchange rate at December 31, 2011);

•	Amounts released from the FINEP Credit Facility must be completely used by us towards the FINEP Project within 30 months after the contract execution.

Revolving Credit Facility. In December 2010 we established a revolving credit facility which provides for loans and standby letters of credit of up to an aggregate principal amount of $10.0 million with a sublimit of $5.0 million on the standby letters of credit. Interest on loans drawn under this revolving credit facility will be equal to (i) the Eurodollar Rate plus 3.0%; or (ii) the Prime Rate plus 0.5%. In case of default or non-compliance with the terms of the agreement, the interest on loans will be Prime Rate plus 2.0%. The credit facility is collateralized by a first priority security interest in certain of our present and future assets. It has a $5,000 annual loan fee and contains financial and non-financial covenants (see Note 6 to our Consolidated Financial Statements) including a required liquidity of at least $10.0 million plus two times our quarterly “Net Cash Used in Operating Activities” calculated using our Condensed Consolidated Statements of Cash Flows reflected in our most recent periodic report filed with the SEC. In addition, as of the end of each fiscal quarter, we must maintain a current ratio (current assets to current liabilities) equal to or greater than 2:1. As of December 31, 2011, we were not in compliance with the current ratio covenant. The non-compliance was caused in part by the additional short term debt proceeds received by us and in part by and cash outflows. Following the funding from the equity and convertible debt financings in February 2012, our current ratio was returned to a level equal to or greater than 2:1. Events of default under the credit facility provides the lender various rights, including the right to require immediate repayment or foreclose on collateral.

On February 10, 2011, we borrowed $3.3 million under this revolving credit facility to pay off certain notes payable balances of approximately the same amount. As a result of the payoff, $1.0 million of the $4.1 million outstanding letters of credit under the revolving credit facility was canceled.

On March 29, 2011, we borrowed an additional $3.2 million under this revolving credit facility to finance capital expenditures. On December 22. 2011, we borrowed an additional $1.2 million under this credit facility to finance capital expenditures. Under this facility, there were $7.7 million in loans outstanding and one letter of credit outstanding totaling $2.3 million as of December 31, 2011. The outstanding letter of credit serves as security for a facility lease and expires November 2012 and may be automatically extended for another one-year period.

Credit Agreement. In November 2008, we entered into a Credit Agreement with a financial institution to secure letters of credit and to finance short term advances for the purchase of ethanol and associated margin requirements as needed. In October 2009, the agreement was amended to decrease the maximum amount that we may borrow under such facility. The Credit Agreement, as amended, provides for an aggregate maximum availability of up to the lower of $20.0 million or the borrowing base as defined in the agreement to secure letters of credit and to finance short term advances for the purchase of ethanol and associated margin requirements as needed. We may use this line to secure letters of credit for product purchases in an aggregate amount up to $5.7 million. In addition, we may borrow cash for the purchase of product, which is determined by our borrowing base. As of December 31, 2011 we had sufficient borrowing base levels to draw up to a total of $7.2 million in short-term cash advances and had $0.7 million available for letters of credit in addition to those then outstanding. As of December 31, 2011 and December 31, 2010 we had no outstanding advances and had $5.0 million and $4.6 million, respectively in outstanding letters of credit under the Credit Agreement which are guaranteed by Amyris, Inc. and payable on demand. The Credit Agreement is collateralized by a first priority security interest in certain of our present and future assets.

Government Grants. In 2010, we were awarded a $24.3 million “Integrated Bio-Refinery” grant from the U.S. Department of Energy, or DOE. Under this grant, we are required to fund an additional $10.6 million in cost sharing expenses. According to the terms of the DOE grant, we are required to maintain a cash balance of $8.7 million, calculated as a percentage of the total project costs, to cover potential contingencies and cost overruns. These funds are not legally restricted but they must be available and unrestricted during the term of the project. Our obligation for this cost share is contingent on reimbursement for project costs incurred. During 2011, we recognized $7.3 million in revenue under this grant, of which $6.7 million was received during the year ended December 31, 2011.

In August 2010, we were appointed as a subcontractor to National Renewable Energy Laboratory, or NREL, under a DOE grant awarded to NREL. We have the right to be reimbursed for up to $3.9 million and are required to fund an additional $1.5 million in cost sharing expenses. During 2011, we recognized $447,000 in revenue under this grant, of which $269,000 was received during the year ended December 31, 2011.

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

Cash Flows during the Years Ended December 31, 2011, 2010, and 2009

Cash Flows from Operating Activities

Our primary uses of cash from operating activities are cost of product sales and personnel related expenditures offset by cash received from product sales. Cash used in operating activities was $92.5 million, $64.6 million, and $45.7 million for the years ended December 31, 2011, 2010, and 2009.

Net cash used in operating activities of $92.5 million in 2011 reflected a net loss of $179.5 million partially offset by non-cash charges of $52.9 million and a $34.1 million net change in our operating assets and liabilities. Net change in operating assets and liabilities of $34.1 million primarily consists of a $53.9 million increase in accrued and other long term liabilities of which $31.9 million is due to the contingently repayable advance from Total, a $15.6 million increase in accounts payable and a $5.5 million increase in deferred revenue partially offset by a $20.7 million increase in inventory, a $17.3 million increase in prepaid expenses and other assets, a $2.0 million increase in accounts receivable and a $1.1 million reduction in deferred rent. Non-cash charges primarily included $25.5 million of stock-based compensation, a $15.4 million inventory write down to its net realizable value, and an $11.1 million of depreciation and amortization expenses.

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

In 2011, cash provided by investing activities was $5.9 million as a result of $105.6 million in net investment securities maturities and $0.3 million in acquisition of cash in noncontrolling interest offset by a $97.0 million of capital expenditures and deposits on property and equipment and a $2.9 million payment to Draths Corporation in relation to business acquisition.

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

Cash Flows from Financing Activities

In 2011, cash provided by financing activities was $41.1 million, primarily the result of the net receipt of $38.0 million from debt financing, the receipt of $8.4 million in proceeds from option exercises, and the receipt of $3.0 million in equipment financing. These cash receipts were offset in part by principal payments on debt of $5.0 million, principal payments on capital leases of $2.8 million, and $0.5 million in costs related to the initial public offering of our common stock.

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

Contractual Obligations

The following is a summary of our contractual obligations as of December 31, 2011 (in thousands):

	Total	2012	2013	2014	2015	2016	Thereafter
Principal payments on long-term debt	$41,324	$28,050	$2,981	$2,453	$2,480	$2,510	$2,850
Interest payments on long-term debt, fixed rate(1)	4,073	1,455	909	716	510	343	140
Interest payments on long-term debt, variable rate(2)	252	252	—	—	—	—	—
Operating leases	44,981	6,807	6,519	6,598	6,776	6,905	11,376
Principal payments on capital leases	6,336	3,717	1,365	956	298	—	—
Interest payments on capital leases	558	382	124	51	1	—	—
Terminal storage costs	399	399	—	—	—	—	—
Purchase obligations(3) (4)	35,819	31,609	210	4,000	—	—	—
Total	$133,742	$72,671	$12,108	$14,774	$10,065	$9,758	$14,366

(1)	For fixed rate facilities, the interest rates are more fully described in Note 6 of our consolidated financial statements.

(2)	For variable rate facilities, amounts are based on weighted average interest rate which was 3.5% as of December 31, 2011.

(3)	Purchase obligations include $33.8 million in non-cancelable contractual obligations and construction commitments.

(4)
On February 24, 2012, the Company entered into a toll manufacturing agreement with Albemarle. This agreement supersedes the original agreement with Albemarle dated July 2011. The term of the agreement continues through December 31, 2019. The agreement includes certain contractually binding fixed costs totaling $7.5 million, which are payable in 2012 and 2014 and fixed costs of $2.0 million per quarter in 2013 if the Company exercises it option to have product manufactured in the facility in 2013. The agreement also includes variable pricing during the contract term.

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

Recent Accounting Pronouncements

The information contained in Note 2 to the Consolidated Financial Statements under the heading "Recent Accounting Pronouncements" is hereby incorporated by reference into this Part II, Item 8.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to financial market risks, primarily changes in interest rates, currency exchange rates and commodity prices. On a limited basis we use derivative financial instruments primarily to manage commodity price risk.

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio and our outstanding debt obligations. We generally invest our cash in investments with short maturities or with frequent interest reset terms. Accordingly, our interest income fluctuates with short-term market conditions. As of December 31, 2011, our investment portfolio consisted primarily of money market funds, and certificates of deposit, all of which are highly liquid investments. Due to the short-term nature of our investment portfolio, our exposure to interest rate risk is minimal. Additionally, as of December 31, 2011, 81% of our debt portfolio was comprised of fixed-rate debt and the balance was variable-rate debt. As of December 31, 2011, our weighted average borrowing rate on the revolving credit facility was 3.5%. If interest had increased by 100 basis points to the outstanding borrowings under our revolving credit facility as of December 31, 2011, our interest expense would have increased by $77,000 on an annual basis. Because our average borrowings under our revolving credit facility are not substantial, changes in the interest rate will not have a significant impact our interest expense.

Foreign Currency Risk

Most of our sales contracts are principally denominated in U.S. dollars and, therefore, our revenues are not currently subject to significant foreign currency risk. We do incur certain of our production costs, primarily sugar feedstocks and manufacturing service fees, operating expenses and capital expenditures in currencies other than the U.S. dollar and, therefore, are subject to volatility in cash flows due to fluctuations in foreign currency exchange rates, particularly changes in the Brazilian reais and the Euro. To date, we have not entered into any foreign exchange hedging contracts.

Commodity Price Risk

Our exposure to market risk for changes in commodity prices currently relates to our purchases of ethanol and reformulated ethanol-blended gasoline and to purchases of sugar feedstocks. When possible, we manage our exposure to this risk primarily through the use of supplier pricing agreements. We also, at times, use standard derivative commodity instruments to hedge the price volatility of ethanol and reformulated ethanol-blended gasoline, principally through futures contracts. The changes in fair value of these contracts are recorded on the balance sheet and recognized immediately in cost of product sales. We recognized a loss of $2.4 million, $2.2 million and $1.9 million, as the change in fair value for the years ended December 31, 2011, 2010 and 2009, respectively (see Note 3 to our Consolidated Financial Statements).

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
AMYRIS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Amyris, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Amyris, Inc. and its subsidiaries at December 31, 2011 and December 31, 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Annual Report on Internal Control over Financial Reporting appearing under Item9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our audits (which was an integrated audit in 2011). We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP
San Jose, California
February 28, 2012

Amyris, Inc.
Consolidated Balance Sheets
(In Thousands, Except Share and Per Share Amounts)

	December 31,
	2011		2010
Assets
Current assets:
Cash and cash equivalents	$95,703		$143,060
Short-term investments	7,889		114,873
Accounts receivable, net of allowance of $245 and zero, respectively	6,936		5,215
Inventories	9,070		4,006
Prepaid expenses and other current assets	19,873		2,905
Total current assets	139,471		270,059
Property and equipment, net	128,101		54,847
Other assets	43,001		32,547
Goodwill and intangible assets	9,538		—
Total assets	$320,111		$357,453
Liabilities and Equity
Current liabilities:
Accounts payable	$26,379		$7,116
Deferred revenue	3,139		565
Accrued and other current liabilities	30,982		14,795
Capital lease obligation, current portion	3,717		2,854
Debt, current portion	28,049		1,911
Total current liabilities	92,266		27,241
Capital lease obligation, net of current portion	2,619		3,091
Long-term debt, net of current portion	13,275		4,734
Deferred rent, net of current portion	9,957		11,186
Deferred revenue, net of current portion	4,097		1,130
Other liabilities	37,085		2,523
Total liabilities	159,299		49,905
Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock - $0.0001 par value, 5,000,000 shares authorized, none issued and outstanding	—		—
Common stock - $0.0001 par value, 100,000,000 shares authorized as of December 31, 2011 and 2011; 45,933,138 and 43,847,425 shares issued and outstanding as of December 31, 2011 and 2010, respectively	5		4
Additional paid-in capital	548,159		506,988
Accumulated other comprehensive income (loss)	(5,924)		2,872
Accumulated deficit	(381,188)		(202,318)
Total Amyris, Inc. stockholders’ equity	161,052		307,546
Noncontrolling interest	(240)	2,000	2
Total stockholders' equity	160,812		307,548
Total liabilities and stockholders' equity	$320,111		$357,453
See the accompanying notes to the consolidated financial statements.

Amyris, Inc.
Consolidated Statements of Operations
(In Thousands, Except Share and Per Share Amounts)

	Years Ended December 31,
	2011	2010	2009
Revenues
Product sales	$129,837	$68,664	$61,689
Grants and collaborations revenue	17,154	11,647	2,919
Total revenues	146,991	80,311	64,608
Cost and operating expenses
Cost of product sales	155,615	70,515	60,428
Research and development	87,317	55,249	38,263
Sales, general and administrative	83,231	40,393	23,558
Restructuring and asset impairment (income) charges	—	(2,061)	5,768
Total cost and operating expenses	326,163	164,096	128,017
Loss from operations	(179,172)	(83,785)	(63,409)
Other income (expense):
Interest income	1,542	1,540	448
Interest expense	(1,543)	(1,443)	(1,218)
Other income (expense), net	214	898	(621)
Total other income (expense)	213	995	(1,391)
Loss before income taxes	(178,959)	(82,790)	(64,800)
Provision for income taxes	(552)	—	—
Net loss	$(179,511)	$(82,790)	$(64,800)
Net loss attributable to noncontrolling interest	641	920	341
Net loss attributable to Amyris, Inc.	$(178,870)	$(81,870)	$(64,459)
Deemed dividend related to a beneficial conversion feature	—	(42,009)	—
Net loss attributable to Amyris, Inc. common stockholders	$(178,870)	$(123,879)	$(64,459)
Net loss per share attributable to common stockholders, basic and diluted	$(3.99)	$(8.35)	$(13.56)
Weighted-average shares of common stock outstanding used in computing net loss per share of common stock, basic and diluted	44,799,056	14,840,253	4,753,085

See the accompanying notes to the consolidated financial statements.

Amyris, Inc.
Consolidated Statements of Comprehensive Loss
(In Thousands)

	Years Ended December 31,
	2011	2010	2009
Comprehensive loss:
Net loss	$(179,511)	$(82,790)	$(64,800)
Change in unrealized loss on investments	(5)	2	(84)
Foreign currency translation adjustment, net of tax	(8,761)	1,751	1,888
Total comprehensive loss	(188,277)	(81,037)	(62,996)
Loss attributable to noncontrolling interest	641	920	341
Foreign currency translation adjustment attributable to noncontrolling interest	(30)	(217)	—
Comprehensive loss attributable to Amyris, Inc.	$(187,666)	$(80,334)	$(62,655)

See the accompanying notes to the consolidated financial statements.

Amyris, Inc.
Consolidated Statements of Convertible Preferred Stock, Redeemable Noncontrolling Interest and Equity (Deficit)

	Convertible Preferred Stock		Redeemable Noncontrolling Interest	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total Equity (Deficit)
(In Thousands, Except Share and Per Share Amounts)	Shares	Amount		Shares	Amount
December 31, 2008	13,681,658	$121,436	$—	5,015,576	$1	$3,164	$(55,989)	$(468)	$1,149	$(52,143)
Issuance of Series B-1 convertible preferred stock at $25.26 per share for cash, net of issuance costs of $103	76,880	1,840	—	—	—	—	—	—	—	—
Issuance of Series C convertible preferred stock at $12.46 per share for cash, net of issuance costs of $956	4,606,684	56,443	—	—	—	—	—	—	—	—
Issuance of warrants in connection with issuance of Series B-1 convertible preferred stock	—	(68)	—	—	—	—	—	—	—	—
Issuance of common stock upon exercise of stock options, net of restricted stock	—	—	—	127,515	—	284	—	—	—	284
Repurchase of common stock	—	—	—	(28,886)	—	(9)	—	—	—	(9)
Stock-based compensation	—	—	—	—	—	3,299	—	—	—	3,299
Proceeds from redeemable noncontrolling interest	—	—	5,626	—	—	—	—	—		—
Purchase of noncontrolling interest	—	—	—	—	—	(1,372)	—	—	(928)	(2,300)
Change in unrealized loss on investments	—	—	—	—	—	—	—	(84)	—	(84)
Foreign currency translation adjustment	—	—	—	—	—	—	—	1,888	—	1,888
Net loss	—	—	(120)	—	—	—	(64,459)	—	(221)	(64,680)
December 31, 2009	18,365,222	$179,651	$5,506	5,114,205	$1	$5,366	$(120,448)	$1,336	$—	$(113,745)

Amyris, Inc.
Consolidated Statements of Convertible Preferred Stock, Redeemable Noncontrolling Interest and Equity (Deficit)—(Continued)

	Convertible Preferred Stock		Redeemable Noncontrolling Interest	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total Equity (Deficit)
(In Thousands, Except Share and Per Share Amounts)	Shares	Amount		Shares	Amount
December 31, 2009	18,365,222	$179,651	$5,506	5,114,205	$1	$5,366	$(120,448)	$1,336	$—	$(113,745)
Issuance of Series C convertible preferred stock at $12.46 per shares for cash, net of issuance costs of $5	295,981	3,683	—	—	—	—	—	—	—	—
Issuance of Series C-1 convertible preferred stock at $17.56 per shares for cash, net of issuance costs of $68	2,724,766	47,779	—	—	—	—	—	—	—	—
Issuance of Series D convertible preferred stock at $18.75 per shares for cash and deferred charge asset of $27,909, net of issuance costs of $258	7,101,548	160,805	—	—	—	—	—	—	—	—
Issuance of warrants in connection with issuance of Series C convertible preferred stock	—	(507)	—	—	—	—	—	—	—	—
Issuance of common stock upon exercise of stock options, net of restricted stock	—	—	—	60,883	—	277	—	—	—	277
Repurchase of common stock	—	—	—	(10,367)	—	—	—	—	—	—
Shares issued from restricted stock unit settlement	—	—	—	176,272		—	—	—	—	—
Stock-based compensation	—	—	—	—	—	10,432	—	—	—	10,432
Proceeds from noncontrolling interest	—	—	7,041	—	—	—	—	—	28	28
Common stock issuance in public offering, net of issuance costs (Note 10)	—	—	—	6,095,000	—	85,534	—	—	—	85,534
Conversion of convertible preferred stock to common stock	(28,487,517)	(391,411)	—	31,550,277	3	391,408	—	—	—	391,411
Conversion of convertible preferred stock warrants to common stock warrants	—	—	—	—	—	2,318	—	—	—	2,318
Conversion of shares of Amyris Brasil S.A. shares into common stock	—	—	(11,870)	861,155	—	11,653	—	—	—	11,653
Beneficial conversion feature on issuance of Series D convertible preferred stock	—	—	—	—	—	39,292	—	—	—	39,292
Deemed dividend related to the beneficial conversion feature of Series D convertible preferred stock	—	—	—	—	—	(39,292)	—	—	—	(39,292)
Beneficial conversion feature on conversion of Amyris Brasil S.A. shares	—	—	—	—	—	2,717	—	—	—	2,717
Deemed dividend related to the beneficial conversion feature of Amyris Brasil S.A. shares	—	—	—	—	—	(2,717)	—	—	—	(2,717)
Change in unrealized loss on investments	—	—	—	—	—	—	—	2	—	2
Foreign currency translation adjustment, net of tax	—	—	217	—	—	—	—	1,534	—	1,534
Net loss	—	—	(894)	—	—	—	(81,870)	—	(26)	(81,896)
December 31, 2010	—	$—	$—	43,847,425	$4	$506,988	$(202,318)	$2,872	$2	$307,548

Amyris, Inc.
Consolidated Statements of Convertible Preferred Stock, Redeemable Noncontrolling Interest and Equity (Deficit)—(Continued)

	Convertible Preferred Stock		Redeemable Noncontrolling Interest	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total Equity (Deficit)
(In Thousands, Except Share and Per Share Amounts)	Shares	Amount		Shares	Amount
December 31, 2010	—	$—	$—	43,847,425	$4	$506,988	$(202,318)	$2,872	$2	$307,548
Issuance of common stock upon exercise of stock options, net of restricted stock	—	—	—	1,641,439	1	8,491	—	—	—	8,492
Issuance of common stock upon net exercise of warrants	—	—	—	77,087	—	—	—	—	—	—
Issuance of common stock warrants in connection with equipment financing	—	—	—	—	—	193	—	—	—	193
Issuance of common stock in connection with Draths business acquisition	—	—	—	362,319	—	7,000	—	—	—	7,000
Shares issued from restricted stock unit settlement	—	—	—	6,005	—	—	—	—	—	—
Repurchase of common stock	—	—	—	(1,137)	—	(5)	—	—	—	(5)
Stock-based compensation	—	—	—	—	—	25,492	—	—	—	25,492
Fair value of assets and liabilities assigned to noncontrolling interest	—	—	—	—	—	—	—	—	369	369
Change in unrealized loss on investments	—	—	—	—	—	—	—	(5)	—	(5)
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	—	(8,791)	30	(8,761)
Net loss	—	—	—	—	—	—	(178,870)	—	(641)	(179,511)
December 31, 2011	—	$—	$—	45,933,138	$5	$548,159	$(381,188)	$(5,924)	$(240)	$160,812
See the accompanying notes to the consolidated financial statements.

Amyris, Inc.
Consolidated Statements of Cash Flows
(In Thousands)

	Years Ended December 31,
	2011	2010	2009
Operating activities
Net loss	$(179,511)	$(82,790)	$(64,800)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	11,077	7,280	5,775
Inventory write-down to net realizable value	15,353	—	—
Loss on disposal of property and equipment	52	205	12
Stock-based compensation	25,492	10,432	3,299
Amortization of premium on investments	630	1,557	191
Provision for doubtful accounts	245	—	—
Change in fair value of convertible preferred stock warrant liability	—	(929)	445
Restructuring and asset impairment (income) charges	—	(2,061)	356
Other noncash expenses	40	116	281
Changes in assets and liabilities:
Accounts receivable	(1,975)	(3,565)	(585)
Inventories	(20,680)	(1,708)	(878)
Prepaid expenses and other assets	(17,250)	1,133	972
Accounts payable	15,648	3,478	(997)
Restructuring	—	(511)	5,078
Accrued and other long-term liabilities	53,894	1,175	4,470
Deferred revenue	5,542	1,316	378
Deferred rent	(1,053)	295	285
Net cash used in operating activities	(92,496)	(64,577)	(45,718)
Investing activities
Purchase of short-term investments	(67,556)	(189,486)	(47,996)
Maturities of short-term investments	105,000	100,711	31,690
Sales of short-term investments	68,106	28,374	250
Purchases of long-term investments	—	(7,998)	—
Change in restricted cash	—	4,506	(1,758)
Payments for business acquisitions	(2,934)	—	—
Acquisition of cash in noncontrolling interest	344	—	—
Investment in unconsolidated joint venture	(83)	—	—
Purchase of property and equipment, net of disposals	(81,917)	(10,906)	(7,608)
Deposits on property and equipment	(15,107)	(4,606)	—
Net cash provided by (used in) investing activities	5,853	(79,405)	(25,422)
Financing activities
Proceeds from issuance of convertible preferred stock, net	—	184,360	58,283
Proceeds from issuance of common stock, net of repurchases	8,445	231	113
Purchase of noncontrolling interest	—	—	(2,300)
Proceeds from equipment financing	3,000	1,445	4,763
Principal payments on capital leases	(2,835)	(2,728)	(1,134)
Proceeds from debt	37,957	—	9,643
Principal payments on debt	(5,018)	(9,722)	(985)
Proceeds from issuance of common stock in initial public offering, net	(497)	86,032	—
Proceeds from sale of noncontrolling interest	—	7,069	3,090
Net cash provided by financing activities	41,052	266,687	71,473
Effect of exchange rate changes on cash and cash equivalents	(1,766)	1,167	956
Net increase (decrease) in cash and cash equivalents	(47,357)	123,872	1,289
Cash and cash equivalents at beginning of period	143,060	19,188	17,899
Cash and cash equivalents at end of period	$95,703	$143,060	$19,188

Amyris, Inc.
Consolidated Statements of Cash Flows—(Continued)
(In Thousands)

	Years Ended December 31,
	2011	2010	2009
Supplemental disclosures of cash flow information:
Cash paid for interest	$1,412	$1,378	$1,204
Cash paid for income taxes, net of refunds	$—	$—	$27
Supplemental disclosures of noncash investing and financing activities:
Stock receivable for noncontrolling interest	$—	$—	$2,536
Additions to property and equipment under notes payable	$—	$2,647	$1,038
Acquisitions of assets under accounts payable and accrued liabilities	$3,177	$5,631	$20
Financing of equipment	$3,420	$—	$—
Warrants issued in connection with equipment financing	$193	$—	$—
Financing of insurance premium under notes payable	$—	$101	$378
Change in unrealized gain (loss) on investments	$(5)	$3	$(84)
Change in unrealized gain (loss) on foreign currency	$(7,905)	$(623)	$—
Asset retirement obligation	$174	$115	$—
Warrants issued in connection with the issuance of convertible preferred stock	$—	$507	$68
Accrued deferred offering costs	$—	$496	$—
Financing of rent payments under notes payable	$—	$239	$—
Deferred charge asset related to the issuance of Series D preferred stock	$—	$27,909	$—
Receivable from stock option exercises	$—	$11	$—
Issuance of common stock upon exercise of warrants	$3,554	$—	$—
Issuance of common stock related to business acquisition	$7,000	$—	$—
Conversion of convertible preferred stock to common stock	$—	$391,411	$—
Conversion of preferred stock warrants to common stock warrants	$—	$2,318	$—
Conversion of shares of Amyris Brasil S.A. held by third parties into Amyris, Inc. common stock	$—	$11,653	$—
Deemed dividend related to a beneficial conversion feature	$—	$42,009	$—
Transfer of fixed assets to current assets	$886	$—	$—
Transfer of long term deposits to fixed assets	$50	$—	$—
Acquisition of net assets in noncontrolling interest	$25	$—	$—
Reclassification of long-term investments to short-term investments	$—	$7,998	$—

See the accompanying notes to the consolidated financial statements.

Amyris, Inc.
Notes to Consolidated Financial Statements

1. The Company

Amyris, Inc. (the “Company”) was incorporated in California on July 17, 2003 and reincorporated in Delaware on June 10, 2010 for the purpose of leveraging breakthroughs in synthetic biology to develop and provide renewable compounds for a variety of markets. The Company is currently building and applying its industrial synthetic biology platform to provide alternatives to select petroleum-sourced products used in specialty chemical and transportation fuel markets worldwide. The Company’s first commercialization efforts have been focused on a molecule called farnesene, which forms the basis for a wide range of products varying from specialty chemical applications to transportation fuels, such as diesel. While the Company’s platform is able to use a wide variety of feedstocks, the Company has focused initially on Brazilian sugarcane. The Company intends to secure access to this feedstock and to expand its production capacity by working with existing sugar and ethanol mill owners to build new, adjacent bolt-on facilities at their existing mills in return for a share of the higher gross margin the Company believes it will realize from the sale of renewable products. In addition, the Company has entered into various contract manufacturing agreements to support commercial production. The Company has established two principal operating subsidiaries, Amyris Brasil Ltda. (formerly Amyris Brasil S.A., “Amyris Brasil”) for production in Brazil, and Amyris Fuels, LLC for fuel distribution capabilities in the U.S.

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

The Company has incurred significant losses since its inception. As of December 31, 2011, the Company had an accumulated deficit of $381.2 million. The Company continues to incur substantial losses and cash outflows from operations since December 31, 2011 and management believes that it will continue to do so for the foreseeable future. The Company's plans for reducing cash outflows from operations in 2012 include reducing its cost structure by improving efficiency in its operations and reducing non-critical expenditures. The Company expects these efforts to include reductions in workforce and adjustments to the timing and scope of planned capital expenditures.
The Company's strategy is to focus on direct commercialization of higher-value, lower-volume markets while moving lower-margin, higher-volume commodity products into joint venture arrangements with established industry partners. To commercialize its products, the Company must be successful in using its technology to manufacture its products at commercial scale and on an economically viable basis. The Company has a limited experience producing its products at the commercial scale and in 2011 the Company encountered significant operational challenges that decreased production efficiency, created delays and increased production costs. As a result, the Company's prospects are subject to risks, expenses and uncertainties frequently encountered by companies in this stage of development. These risks include, but are not limited to, the Company's ability to achieve substantially higher production efficiencies than it has to date, timely completion of the construction and the commencement of operations at its Paraíso and São Martinho production facilities, and its ability to secure additional collaborations and establish joint ventures on acceptable terms.

The Company expects to fund its operations for the foreseeable future with cash and investments currently on hand, with cash inflows from collaboration and grant funding and potential cash contributions from product sales, and with new debt and equity financing to provide additional working capital and to cover portions of its capital expenditures. For example, in February 2012, the Company completed a private placement of 10.2 million shares of common stock for total proceeds of $58.7 million and raised $25.0 million through convertible promissory notes. The Company believes that its existing cash, cash equivalents and short-term investments at December 31, 2011 and amounts raised subsequent to December 31, 2011, cash inflows from collaboration, grants and product sales, as well as reduction in cash outflows as a result of planned actions, will be sufficient to fund its operations and other capital expenditures for at least the next twelve months.

The Company's anticipated working capital needs and its planned operating and capital expenditures for 2012 and 2013 will require significant inflows of cash from credit facilities and similar sources of indebtedness, as well as funding from collaboration partners, some of which are not yet subject to definitive agreements or have not committed to funding arrangements. To the extent that additional capital is raised through the sale of equity or convertible debt securities, the issuance of such securities would result in ownership dilution to existing stockholders and the Company may be subject to restrictive covenants that may limit Company's ability to conduct its business.

Failure to significantly reduce losses and cash outflows from operations, raise additional capital and reduce discretionary spending or to remain in compliance with the covenants, could have a material adverse effect on the Company's ability to achieve its intended business objectives. If this happens, the Company may be forced to curtail or cease operations and delay or terminate research and development programs or the commercialization of products resulting from its technologies. The Company may be unable to proceed with construction of certain planned production facilities, enter into definitive agreements for supply of feedstock and associated production arrangements that are currently subject to letters of intent, commercialize its products within the timeline it expects, or otherwise continue its business as currently contemplated.

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

The consolidated financial statements of the Company include the accounts of Amyris, Inc., its subsidiaries and two consolidated VIEs with respect to which the Company is considered the primary beneficiary, after elimination of intercompany accounts and transactions. Disclosure regarding the Company’s participation in the VIEs is included in Note 8.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist primarily of cash and cash equivalents, short-term investments, accounts receivable and derivative commodity financial instruments. The Company places its cash equivalents and investments with high credit quality financial institutions and, by policy, limits the amount of credit exposure with any one financial institution. Deposits held with banks may exceed the amount of insurance provided on such deposits. The Company has not experienced any losses on its deposits of cash and cash equivalents and short-term investments.

The Company’s accounts receivable are primarily derived from customers located in the United States. The Company performs ongoing credit evaluation of its customers, does not require collateral, and maintains allowances for potential credit losses on customer accounts when deemed necessary.

Customers representing 10% or greater of accounts receivable were as follows:

	December 31,
Customers	2011	2010
Customer A	**	36%
Customer C	**	28%
Customer D	20%	**
Customer G	10%	*
 * No outstanding balance
** Less than 10%
______________

(1)
Prior year customers representing 10% or greater of accounts receivable now includes grants and collaboration customers to conform with current period presentation. Such reclassification did not change previously reported consolidated financial statements.

Customers representing 10% or greater of revenues were as follows:

	Years Ended December 31,
Customers	2011	2010	2009
Customer A	**	12%	*
Customer B	**	**	31%
Customer C	14%	23%	*
Customer D	11%	**	**
Customer E	*	10%	21%
Customer F	**	10%	*

 * Not a customer
** Less than 10%
______________

(1)
Prior year customers representing 10% or greater of revenues now includes grants and collaboration customers to conform with current period presentation. Such reclassification did not change previously reported consolidated financial statements.

The Company is exposed to counterparty credit risk on all of its derivative commodity instruments. The Company has established and maintains strict counterparty credit guidelines and enters into agreements only with counterparties that are investment grade or better. The Company does not require collateral under these agreements.

Fair Value of Financial Instruments

The Company measures certain financial assets and liabilities at fair value based on the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants. Financial instruments are primarily comprised of money market funds, certificates of deposit, commercial paper and U.S. government agency securities. Where available, fair value is based on or derived from observable market prices or other observable inputs. Where observable prices or inputs are not available, valuation models are applied. These valuation techniques involve some level of management estimation and judgment, the degree of which is dependent on the price transparency for the instruments or market and the instruments’ complexity.

The carrying amounts of the Company’s financial instruments, including cash equivalents, accounts receivable, accounts payable and accrued liabilities, approximate fair value due to their relatively short maturities, and low market interest rates if applicable. Based on the borrowing rates currently available to the Company for debt with similar terms, and after considering nonperformance and credit risk, the carrying value of the notes payable and credit facility approximates its fair value.

Cash and Cash Equivalents

All highly liquid investments purchased with an original maturity date of 90 days or less at the date of purchase are considered to be cash equivalents. Cash and cash equivalents consist of money market funds, certificates of deposit, commercial paper, U.S. Government agency securities and various deposit accounts. Certificates of deposit that have maturities less than 90 days from the consolidated balance sheet date are classified as cash and cash equivalents.

Accounts Receivable

The Company maintains an allowance for doubtful accounts receivable for estimated losses resulting from the inability of its customers to make required payments. The Company determines this allowance based on specific doubtful account identification and management judgment on estimated exposure. The Company writes off accounts receivable against the allowance when it determines a balance is uncollectible and no longer actively pursues collection of the receivable.

Investments

Investments with original maturities greater than 90 days that mature less than one year from the consolidated balance sheet date are classified as short-term investments. The Company classifies investments as short-term or long-term based upon whether such assets are reasonably expected to be realized in cash or sold or consumed during the normal cycle of business. The Company invests its excess cash balances primarily in certificates of deposit, short-term investment grade commercial paper and corporate bonds, U.S. Government agency securities and notes, and auction rate securities (“ARS”). Certificates of deposits that have maturities greater than 90 days that mature less than one year from the consolidated balance sheet date are classified as short term investments. The Company classifies all of its investments, other than ARS, as available-for-sale and records such assets at estimated fair value in the consolidated balance sheets, with unrealized gains and losses, if any, reported as a component of accumulated other comprehensive income (loss) in stockholders’ equity (deficit). Debt securities are adjusted for amortization of premiums and accretion of discounts and such amortization and accretion are reported as a component of interest income. Realized gains and losses and declines in value that are considered to be other than temporary are recognized in the statements of operations. The cost of securities sold is determined on the specific identification method. There were no significant realized gains or losses from sales of debt securities during the years ended December 31, 2011, 2010 and 2009. As of December 31, 2011 and 2010, the Company did not have any other-than-temporary declines in the fair value of its debt securities.

The Company classified the ARS as trading securities and recorded all changes in fair value as component of other income (expense), net. The underlying securities had stated or contractual maturities that were generally greater than one year. The Company estimated the fair value of the ARS using a discounted cash flow model incorporating assumptions that market participants would use in their estimates of fair value. The Company had a put option to sell its ARS at par value. The Company accounted for the put option as a freestanding financial instrument and elected to record it at fair value with changes in fair value recorded as a component of other income (expense), net. As of December 31, 2011 and 2010, the Company did not hold any ARS due to the liquidation of ARS during the second and third quarters of 2010.

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

In the year ended December 31, 2011 the Company incurred losses totaling $15.4 million as a result of applying the lower-of-cost-or-market inventory rules.

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

As of December 31, 2011 and 2010, the Company recorded asset retirement obligations of $1.1 million and $984,000 respectively. The related leasehold improvements are being amortized to depreciation expense over the term of the lease or the useful life of the assets, whichever is shorter. Related amortization expense was $193,000, $229,000 and $175,000 for the years ended December 31, 2011, 2010 and 2009, respectively.

The change in the asset retirement obligation is summarized below (in thousands):

Balance at December 31, 2009	$746
Additions	141
Foreign currency impacts and other adjustments	5
Accretion expenses recorded during the period	92
Balance at December 31, 2010	984
Additions	166
Foreign currency impacts and other adjustments	(133)
Accretion expenses recorded during the period	112
Balance at December 31, 2011	$1,129

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

Depreciation and amortization periods for the Company’s property and equipment are as follows:

Machinery and equipment	7-15 years
Computers and software	3-5 years
Furniture and office equipment	5 years
Vehicles	5 years

Leasehold improvements are amortized on a straight-line basis over the terms of the lease, or the useful life of the assets, whichever is shorter.

Computers and software includes internal-use software that is acquired, internally developed or modified to meet the Company’s internal needs. Amortization commences when the software is ready for its intended use and the amortization period is the estimated useful life of the software, generally three to five years. Capitalized costs primarily include contract labor and payroll costs of the individuals dedicated to the development of internal-use software. Capitalized software additions totaled approximately $1.1 million, and $1.3 million and $1.1 million for the years ended December 31, 2011, 2010 and 2009, respectively, related to software development costs pertaining to the installation of a new financial reporting system. For the years ended December 31, 2011, 2010 and 2009, $0.4 million, $0.3 million and zero, respectively, of amortization expense was recorded and as of December 31, 2011 the total unamortized cost of capitalized software was $2.8 million.

Impairment of Long-Lived Assets

Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable or the estimated useful life is no longer appropriate. If indicators of impairment exist and the undiscounted projected cash flows associated with such assets are less than the carrying amount of the asset, an impairment loss is recorded to write the asset down to their estimated fair values. Fair value is estimated based on discounted future cash flows. There were zero, zero and $3.1 million impairment charges recorded during the years ended December 31, 2011, 2010 and 2009, respectively.

Goodwill and Intangible Assets

Goodwill represents the excess of the cost over the fair value of net assets acquired from our business combinations. Intangible assets are comprised primarily of in-process research and development ("IPR&D"). The Company makes significant judgments in relation to the valuation of goodwill and intangible assets resulting from business combinations.

There are several methods that can be used to determine the estimated fair value of the IPR&D acquired in a business combination. We utilized the "income method," which applies a probability weighting that considers the risk of development and commercialization, to the estimated future net cash flows that are derived from projected sales revenues and estimated costs. These projections are based on factors such as relevant market size, pricing of similar products, and expected industry trends. The estimated future net cash flows are then discounted to the present value using an appropriate discount rate. These assets are treated as indefinite-lived intangible assets until completion or abandonment of the projects, at which time the assets will be amortized over the remaining useful life or written off, as appropriate.

Goodwill and intangible assets with indefinite lives are assessed for impairment using fair value measurement techniques on an annual basis or more frequently if facts and circumstance warrant such a review. When required, a comparison of fair value to the carrying amount of assets is performed to determine the amount of any impairment.

The Company evaluates its intangible assets with finite lives for indications of impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Intangible assets consist of purchased licenses and permits and are amortized on a straight-line basis over their estimated useful lives. Factors that could trigger an impairment review include significant under-performance relative to expected historical or projected future operating results, significant changes in the manner of our use of the acquired assets or the strategy for our overall business or significant negative industry or economic trends. If this evaluation indicates that the value of the intangible asset may be impaired, we make an assessment of the recoverability of the net carrying value of the asset over its remaining useful life. If this assessment indicates that the intangible asset is not recoverable, based on the estimated undiscounted future cash flows of the technology over the remaining amortization period, we reduce the net carrying value of the related intangible asset to fair value and may adjust the remaining amortization period. Any such impairment charge could be significant and could have a material adverse effect on our reported financial results. The Company has not recognized any impairment charges on our intangible assets through December 31, 2011.

In-Process Research and Development

During 2011, we recorded IPR&D of $8.6 million related to the acquisition of Draths. Amounts recorded as IPR&D will begin being amortized upon first sales of the product over the estimated useful life of the technology. In accordance with authoritative guidance, as the technology has not yet been proven, the amortization of the acquired IPR&D has not begun. We expect that it will take between two to three years before we will have viable products resulting from the acquired technology.

Convertible Preferred Stock Warrant Liability

The Company accounted for its freestanding warrants for shares of the Company’s convertible preferred stock that were contingently redeemable as liabilities at fair value on the consolidated balance sheets. The warrants were subject to re-measurement at each balance sheet date and the change in fair value, if any, is recognized as other income (expense), net. The Company continued to adjust the liability for changes in fair value until the Company’s initial public offering in September 2010 when the convertible preferred stock warrants were converted into warrants to purchase common stock. Upon conversion, the convertible preferred stock warrant liability was reclassified to additional paid-in capital.

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

Revenue Recognition

The Company recognizes revenue from the sale of ethanol and reformulated ethanol-blended gasoline and farnesene-derived products, delivery of research and development services, and governmental grants. Revenue is recognized when all of the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the fee is fixed or determinable, and collectability is reasonably assured.

If sales arrangements contain multiple elements, the Company evaluates whether the components of each arrangement represent separate units of accounting. To date the Company has determined that all revenue arrangements should be accounted for as a single unit of accounting.

Product Sales

The Company sells ethanol and reformulated ethanol-blended gasoline under short-term agreements at prevailing market prices. Ethanol and reformulated ethanol-blended gasoline sales consists of sales to customers through purchases from third-party suppliers in which the Company takes physical control of the ethanol and reformulated ethanol-blended gasoline and accepts risk of loss. Starting in the second quarter of 2011, the Company began to sell farnesene-derived products, which are procured from contracted third parties. Our renewable product sales do not include rights of return. Returns are only accepted if the product does not meet product specifications and such non conformity is communicated to the Company within a set number of days of delivery. Revenues are recognized, net of discounts and allowances, once passage of title and risk of loss has occurred and contractually specified acceptance criteria have been met, provided all other revenue recognition criteria have also been met.

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

Cost of Product Sales

Cost of product sales consists primarily of cost of purchased ethanol and reformulated ethanol-blended gasoline, terminal fees paid for storage and handling, transportation costs between terminals and changes in the fair value of the derivative commodity instruments. Starting in the second quarter of 2011, cost of product sales also includes production costs of farnesene-derived products, which include cost of raw materials, amounts paid to our contract manufacturers and period costs including inventory write-downs resulting form applying the lower-of-cost-or-market inventory rules. Cost of renewable products also included some costs related to the scale-up in production of such products and had no corresponding charge in the prior year.

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

Comprehensive Income (Loss)

Comprehensive income (loss) represents all changes in stockholders’ equity (deficit) except those resulting from investments or contributions by stockholders. The Company’s unrealized gains and losses on available-for-sale securities and foreign currency translation adjustments represent the components of comprehensive income (loss) excluded from the Company’s net loss and have been disclosed in the consolidated statements of comprehensive loss for all periods presented.

The components of accumulated other comprehensive income (loss) are as follows (in thousands):

	December 31,
	2011	2010
Foreign currency translation adjustment, net of tax	$(5,924)	$2,867
Accumulated unrealized gain on investment	—	5
Total accumulated other comprehensive income (loss)	$(5,924)	$2,872

Net Loss Attributable to Common Stockholders and Net Loss per Share

The Company computes net loss per share in accordance with ASC 260, “Earnings per Share.” Basic net loss per share of common stock is computed by dividing the Company’s net loss attributable to Amyris, Inc. common stockholders by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share of common stock is computed by giving effect to all potentially dilutive securities, including stock options, restricted stock units, common stock warrants, convertible preferred stock and convertible preferred stock warrants using the treasury stock method or the as converted method, as applicable. Basic and diluted net loss per share of common stock attributable to Amyris, Inc. stockholders was the same for all periods presented as the inclusion of all potentially dilutive securities outstanding was anti-dilutive. As such, the numerator and the denominator used in computing both basic and diluted net loss are the same for each period presented.

The following table presents the calculation of basic and diluted net loss per share of common stock attributable to Amyris, Inc. common stockholders (in thousands, except share and per share amounts):

	Years Ended December 31,
	2011	2010	2009
Numerator:
Net loss attributable to Amyris, Inc. common stockholders	$(178,870)	$(123,879)	$(64,459)
Denominator:
Weighted-average shares of common stock outstanding used in computing net loss per share of common stock, basic and diluted	44,799,056	14,840,253	4,753,085
Net loss per share attributable to common stockholders, basic and diluted	$(3.99)	$(8.35)	$(13.56)

The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share of common stock for the periods presented because including them would have been antidilutive:

	Years Ended December 31,
	2011	2010	2009
Convertible preferred stock (as converted basis)•	—	—	18,878,526
Period-end stock options to purchase common stock	8,377,016	7,274,637	4,446,894
Period-end common stock subject to repurchase	7,929	33,396	132,038
Convertible preferred stock warrants (as converted basis)•	—	—	146,447
Period-end common stock warrants	26,223	195,604	—
Period-end restricted stock units	375,189	—	50,000
Total	8,786,357	7,503,637	23,653,905

______________

•	The convertible preferred stock and convertible preferred stock warrants were computed on an as converted basis using the conversion ratios in effect as of September 30, 2010, the date of the IPO Closing, for all periods presented in 2009 and 2010. The common stock warrants at December 31, 2011 includes 21,087 warrants issued in 2011 and 5,136 common stock warrants converted from preferred stock warrants computed on an as converted basis using the conversion ratios in effect as of September 30, 2010, the date of the IPO Closing.

Recent Accounting Pronouncements

In October 2009, the FASB issued a new accounting standard that changes the accounting for arrangements with multiple deliverables. Specifically, the new accounting standard requires an entity to allocate arrangement consideration at the inception of an arrangement to all of its deliverables based on their relative selling prices. In addition, the new standard eliminates the use of the residual method of allocation and requires the relative-selling-price method in all circumstances in which an entity recognizes revenue for an arrangement with multiple deliverables. The standard became effective for the Company on January 1, 2011. The adoption of the updated guidance did not have an impact on the Company's consolidated financial position, results of operations or cash flows for the year ended December 31, 2011 and did not change the units of accounting for its revenue transactions. The new accounting standard, if applied to the year ended December 31, 2010, would not have an impact on revenue for that year.

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

In April 2010, the FASB issued an accounting standard update related to revenue recognition under the milestone method. The standard provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. Research or development arrangements frequently include payment provisions whereby a portion or all of the consideration is contingent upon milestone events such as successful completion of phases in a study or achieving a specific result from the research or development efforts. The amendments in these standards provide guidance on the criteria that should be met for determining whether the milestone method of revenue recognition is appropriate. The standard is effective for fiscal years and interim periods within those years beginning on or after June 15, 2010, with early adoption permitted, and applies to milestones achieved on or after that time. The adoption of this guidance did not have a material impact on the Company's consolidated financial statements.

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

In June 2011, the FASB issued an amendment to an accounting standard related to the presentation of the Statement of Comprehensive Income. This amendment requires companies to present the components of net income and other comprehensive income either as one continuous statement or as two consecutive statements. It eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders' equity. The amended guidance is effective for interim and annual periods beginning after December 15, 2011 with full retrospective application required. Early adoption is permitted. The Company chose early adoption of this guidance effective its year ended December 31, 2011 through a separate presentation of its Consolidated Statement of Comprehensive Income for the years ended December 31, 2011, 2010 and 2009. The adoption did not have any impact on its consolidated financial position, results of operations or cash flows.

In September 2011, the FASB approved a revised accounting standard update intended to simplify how an entity tests goodwill for impairment. The amendment will allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. An entity no longer will be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. This accounting standard update is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The Company is currently assessing the potential, if any, this revised accounting standard update may have on the Company's consolidated financial statements.

In December 2011, the International Accounting Standards Board ("IASB") and the FASB issued common disclosure requirements that are intended to enhance comparability between financial statements prepared on the basis of U.S. GAAP and those prepared in accordance with IFRS. This new guidance affects all entities with financial instruments or derivatives that are either presented on a net basis on the balance sheet or subject to an enforceable master netting arrangement or similar arrangement. While this guidance does not change existing offsetting criteria in U.S. GAAP or the permitted balance sheet presentation for items meeting the criteria, it requires an entity to disclose both net and gross information about assets and liabilities that have been offset and the related arrangements. Required disclosures under this new guidance should be provided retrospectively for all comparative periods presented. This new guidance is effective for fiscal years beginning or or after January 1, 2013, and interim periods within those years, which would be the Company's first quarter of fiscal 2013. The Company does not expect that the adoption of this new guidance will have an impact on its financial position, results of operations or cash flows as it is disclosure only in nature.

3. Fair Value of Financial Instruments

The following tables set forth the Company’s financial instruments that were measured at fair value on a recurring basis by level within the fair value hierarchy. Assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires management to make judgments and consider factors specific to the asset or liability. As of December 31, 2011, the Company’s fair value hierarchy for its financial assets and financial liabilities that are carried at fair value was as follows (in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2011
Financial Assets
Money market funds	$57,127	$—	$—	$57,127
Certificates of Deposit	27,384	—	—	27,384
US Government agency securities	—	—	—	—
Total financial assets	$84,511	$—	$—	$84,511
Financial Liabilities
Derivative liabilities	$18	$—	$—	$18
Total financial liabilities	$18	$—	$—	$18

As of December 31, 2010, the Company’s fair value hierarchy for its financial assets and financial liabilities that are carried at fair value was as follows (in thousands):

	Identical Assets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Balance as of December 31, 2010
Financial Assets
Money market funds	$124,228	$—	$—	$124,228
Certificates of Deposit(1)	9,238	—	—	9,238
US Government agency securities	—	105,635	—	105,635
Total financial assets	$133,466	$105,635	$—	$239,101
Financial Liabilities
Derivative liabilities	$324	$—	$—	$324
Total financial liabilities	$324	$—	$—	$324
______________

(1)
Prior year fair value hierarchy now includes certificates of deposits to conform with current period presentation. Such reclassification did not change previously reported consolidated financial statements.

The change in the fair value of the Level 3 investments is summarized below (in thousands):

	Auction Rate Securities	Put Option
Fair value as of December 31, 2009	$11,235	$1,465
Redemption at par	(12,700)	—
Change in fair value recorded in other income (expense), net	1,465	(1,465)
Fair value as of December 31, 2010	—	—
Redemption at par	—	—
Change in fair value recorded in other income (expense), net	—	—
Fair value as of December 31, 2011	$—	$—

The change in the fair value of the convertible preferred stock warrant liability is summarized below (in thousands):

Fair value as of December 31, 2009	$2,740
Fair value of warrants issued	507
Fair value of cancelled award	(929)
Change in fair value recorded in other income (expense), net	(2,318)
Fair value as of December 31, 2010	$—

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

As of December 31, 2011 and 2010, the Company had $0 par value and fair value of ARS. During 2010 and 2009, a total of $12.7 million and $250,000, respectively, of the ARS held by the Company were called at par by the issuer; therefore no realized losses were recognized on these securities. The Put Option was exercised on June 30, 2010 to sell the remaining ARS of $4.8 million at par value and was subsequently settled in the third quarter of 2010. During 2010, the Company received the $12.7 million par value upon liquidation of its ARS holdings during the second and third quarter of 2010.

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

Derivative instruments measured at fair value as of December 31, 2011 and 2010, and their classification on the consolidated balance sheets and consolidated statements of operations, are presented in the following tables (in thousands) except contract amounts:

Asset/Liability as of
	December 31, 2011		December 31, 2010
Type of Derivative Contract	Quantity of Short Contracts	Fair Value	Quantity of Short Contracts	Fair Value
Regulated fixed price futures contracts, included as asset in prepaid expenses and other current assets	—	$—	—	$—
Regulated fixed price futures contracts, included as liability in accounts payable	22	$18	92	$324

	Income Statement Classification	Years Ended December 31,
Type of Derivative Contract		2011	2010	2009
		Gain (Loss) Recognized
Regulated fixed price futures contracts	Cost of product sales	$(2,365)	$(2,225)	$(1,910)

4. Balance Sheet Components

Investments

The following table summarizes the Company’s investments as of December 31, 2011 (in thousands):

	December 31, 2011
	Amortized Cost	Unrealized Gain (Loss)	Fair Value
Short-Term Investments
Certificates of Deposit	7,889	—	7,889
Total short-term investments	$7,889	$—	$7,889

The following table summarizes the Company’s investments as of December 31, 2010 (in thousands):

	December 31, 2010
	Amortized Cost	Unrealized Gain (Loss)	Fair Value
Short-Term Investments
US Government agency securities	$105,630	$5	$105,635
Certificates of Deposit	9,238	—	9,238
Total short-term investments	$114,868	$5	$114,873

Inventories

Inventories, net is comprised of the following (in thousands):

	December 31,
	2011	2010
Raw materials	$2,191	$—
Work-in-process	1,237	—
Finished goods	5,642	4,006
Inventories, net	$9,070	$4,006

Prepaid and Other Current Assets

Prepaid and other current assets is comprised of the following (in thousands):

	December 31,
	2011	2010
Advances to contract manufacturers(1)	$10,748	$—
Manufacturing catalysts	3,929	—
Interest receivable	—	744
Recoverable VAT and other taxes	2,193	24
Margin deposits on derivative instruments	—	373
Other	3,003	1,764
Prepaid and other current assets	$19,873	$2,905

(1)
At December 31, 2011, this amount includes $748,000 of the current unamortized portion of equipment costs funded by the Company to a contract manufacturer. The related amortization is being offset against purchases of inventory.

Property and Equipment, net

Property and equipment, net is comprised of the following (in thousands):

	December 31,
	2011	2010
Leasehold improvements	$40,011	$29,445
Machinery and equipment	59,657	22,115
Computers and software	6,491	5,225
Furniture and office equipment	2,223	1,486
Vehicles	596	493
Construction in progress	45,318	12,431
	$154,296	71,195
Less: accumulated depreciation and amortization	(26,195)	(16,348)
Property and equipment, net	$128,101	$54,847

Property and equipment includes $13.7 million and $9.4 million of machinery and equipment and furniture and office equipment under capital leases as of December 31, 2011 and 2010, respectively. Accumulated amortization of assets under capital leases totaled $4.7 million and $3.0 million as of December 31, 2011 and 2010, respectively.

Depreciation and amortization expense, including amortization of assets under capital leases, was $10.7 million, $7.3 million and $5.8 million for the years ended December 31, 2011, 2010 and 2009, respectively.

Other Assets

Other assets are comprised of the following (in thousands):

	December 31,
	2011	2010
Deferred charge asset(1)	$18,792	$27,631
Deposits on property and equipment, including taxes	17,455	4,556
Advances to contract manufacturers, net of current portion (2)	2,866	—
Recoverable taxes on purchased property and equipment	2,075	—
Other	1,813	360
Total other assets	$43,001	$32,547
______________

(1)	The deferred charge asset relates to the collaboration agreement between the Company and Total (see Note 9).

(2)
At December 31, 2011, the amount of $2.9 million relates to the non-current unamortized portion of equipment costs funded by the Company to a contract manufacturer. The related amortization is being offset against purchases of inventory.

Accrued and Other Current Liabilities

Accrued and other current liabilities are comprised of the following (in thousands):

	December 31,
	2011	2010
Professional services	$4,384	$3,552
Accrued vacation	2,761	1,996
Payroll and related expenses	6,343	2,729
Construction in progress	4,992	2,227
Tax-related liabilities	2,180	1,273
Deferred rent, current portion	1,274	1,099
Customer advances	3,667	—
Refundable exercise price on early exercise of stock options	30	70
Other	5,351	1,849
Total accrued and other current liabilities	$30,982	$14,795

Other Liabilities

Other liabilities are comprised of the following (in thousands):

	December 31,
	2011	2010
Contingently repayable advance from related party collaborator(1)	$31,922	$—
Bonus payable to contract manufacturer, non-current	2,500	—
Deferred rent obligation (See Note 6)	—	1,088
Asset retirement obligations	1,129	984
Other	1,534	451
Total other liabilities	$37,085	$2,523
______________

(1)	The contingently repayable advance from related party collaborator relates to the collaboration agreement between the Company and Total.

In November 2011, the Company and Total Gas & Power USA SAS (“Total”) entered into an amendment of their Technology License, Development, Research and Collaboration Agreement (the "Amendment”). The Amendment provides for an exclusive strategic collaboration for the development of renewable diesel products and contemplates that the parties will establish a joint venture (the “JV”) for the production and commercialization of such renewable diesel products on an exclusive, worldwide basis. In addition, the Amendment also provides the JV with the right to produce and commercialize certain other chemical products on a non-exclusive basis. The Amendment further provides that definitive agreements to form the JV must be in place by March 31, 2012 or other date as agreed to by the parties or the renewable diesel program, including any further collaboration payments by Total related to the renewable diesel program, will terminate. The continuation of the renewable diesel program and the formation of the JV are also subject to certain mutual intellectual property due diligence conditions. Under the Amendment, each party retains certain rights to independently produce and sell renewable diesel under specified circumstances subject to paying royalties to the other party.

Pursuant to the Amendment, Total has agreed to solely fund the following amounts: (i) the first $30.0 million in research and development costs related to the renewable diesel program which have been incurred since August 1, 2011, which amount shall be in addition to the $50.0 million in research and development funding contemplated by the Collaboration Agreement, and (ii) for any research and development costs incurred following the JV formation date that are not covered by the initial $30.0 million, an additional $10.0 million in 2012 and up to an additional $10.0 million in 2013, which amounts will be considered part of the $50.0 million contemplated by the Collaboration Agreement. In addition to these payments, Total has further agreed to fund 50% of all remaining research and development costs for the renewable diesel program under the Amendment.

Total has an option for a period of 90 days, following the completion of the renewable diesel program on December 31, 2013 (or any other date as determined by the management committee to achieve the end-project milestone), to notify the Company that it does not wish to pursue production or commercialization of renewable diesel under the Amendment. If Total exercises this right, all of Total's intellectual property rights that were developed during the renewable diesel program would terminate and would be assigned to the Company, and the Company would be obligated to pay Total specified royalties based on the Company's net income in consideration of the benefits the Company derived from the technology and intellectual property developed during the renewable diesel development project. Such royalty payments commence on the royalty notification date and would end on the date when the Company had paid Total an aggregate amount equal to $150.0 million. The Company will pay Total a royalty of twenty percent (20%) of Net Income on a yearly basis derived from (i) any licenses under or sales of the Diesel Collaboration IP by the Company or any of its Affiliates to third parties, but not to the extent such licenses or sale relate to the use of the Diesel Collaboration IP for the Initial Non-Exclusive JV Products, and (ii) the Net Income (as defined in the Agreement) of the Company on a consolidated basis other than that derived from a Product resulting from the Biojet Development Program and the Non-Exclusive JV Products (the “Total Diesel IP Royalty”).

In addition, in the event the Company sells all or substantially all of its renewable diesel business prior to the time the aggregate royalty amount has been paid, the Company shall pay Total fifty percent (50%) of the net proceeds from such sale up to the then-remaining unpaid amount of the aggregate royalty amount. Net income shall be calculated in accordance with generally accepted accounting principles consistently applied by the Company and in the event that the foregoing net income is negative for a given fiscal quarter, the Company shall not be required to pay any royalty for such fiscal quarter). Beginning on the sixth year from the royalty notification date, the aforementioned royalty in section shall be additionally derived from the non-exclusive JV products.

The Company concluded  that there is a significant amount of risk associated with the development of these products and therefore the arrangement is within the scope of ASC 730-20 Research and Development. The Company also determined that until Total exercises its royalty option, it is uncertain that financial risk involved with research and development is transferred from the Company to Total. Accordingly, the funds received from Total for the diesel product R&D activities were recorded as contingently repayable advance from the collaborator as part of other liabilities as of December 31, 2011. Depending on the resolution of Total's royalty option contingency, the Company will record this arrangement as a contract to perform research and development services or as an obligation to repay the funds.

5. Commitments and Contingencies

Capital Leases

In March 2008, the Company executed an equipment financing agreement intended to cover certain qualifying research and laboratory hardware and software. In January 2009, the agreement was amended to increase the financing amount. During the years ended December 31, 2011, 2010 and 2009, the Company financed certain purchases of hardware equipment and software of approximately zero, $1.4 million and $4.8 million, respectively. Pursuant to the equipment financing agreement, the Company financed the equipment with the transactions representing capital leases. Accordingly, fixed assets and capital lease liabilities were recorded at the present values of the future lease payments of $3.1 million and $5.9 million at December 31, 2011 and 2010. The incremental borrowing rates used to determine the present values of the future lease payments was 9.5%. The capital lease obligations expire at various dates, with the latest maturity in March 2013. In connection with the agreement entered into in 2008, the Company issued a warrant to purchase shares of the Company's convertible preferred stock (see Note 11).

In December 2011, the Company executed an equipment financing agreement intended to cover certain qualifying research and laboratory hardware. During the year ended December 31, 2011, the company financed certain purchases of hardware equipment of $3.0 million, Pursuant to the equipment financing agreement, the Company financed the equipment with transactions representing capital leases. This sales/leaseback transaction resulted in a $1.3 million unrealized loss which is being amortized over the life of the assets under lease. Accordingly, a capital lease liability was recorded at the present value of the future lease payments of $3.4 million during the year ended December 31, 2011. The incremental borrowing rate used to determine the present values of the future lease payments was 6.5%. Capital lease obligations expire on January 1, 2015. In connection with the capital lease entered into in 2011, the Company issued a warrant to purchase shares of the Company's common stock (see Note 11). Future minimum payments under this sales/leaseback agreement as of December 31, 2011 are as follows (in thousands):

Years ending December 31:	Sales/Leaseback
2012	$1,190
2013	1,098
2014	1,006
2015	300
2016	—
Thereafter	—
Total future minimum lease payments	3,594
Less: amount representing interest	(349)
Present value of minimum lease payments	3,245
Less: current portion	(1,010)
Long-term portion	$2,235
The Company recorded interest expense in connection with its capital leases of $559,000, $821,000 and $751,000 for the years ended December 31, 2011, 2010 and 2009, respectively. Future minimum payments under capital leases, including the sales/leaseback, as of December 31, 2011 are as follows (in thousands):

Years ending December 31:	Capital Leases
2012	$4,099
2013	1,489
2014	1,006
2015	300
2016	—
Thereafter	—
Total future minimum lease payments	6,894
Less: amount representing interest	(558)
Present value of minimum lease payments	6,336
Less: current portion	(3,717)
Long-term portion	$2,619

Operating Leases

The Company has noncancelable operating lease agreements for office, research and development and manufacturing space in the United States that expire at various dates, with the latest expiration in May 2018 with an estimated annual rent payment of approximately $6.0 million. In addition, the Company leases facilities in Brazil pursuant to noncancelable operating leases that expires at various dates, with the latest expiration in November 2016 with an estimated annual rent payment of approximately $456,000.

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

The Company recognizes rent expense on a straight-line basis over the noncancelable lease term and records the difference between cash rent payments and the recognition of rent expense as a deferred rent liability. Where leases contain escalation clauses, rent abatements, and/or concession, such as rent holidays and landlord or tenant incentives or allowances, the Company applies them in the determination of straight-line rent expense over the lease term. Rent expense was $4.8 million, $3.3 million and $3.6 million for the years ended December 31, 2011, 2010 and 2009, respectively.

The Company has terminalling agreements with terminal storage facility vendors for the storage and handling of products. As of December 31, 2011 the Company had $0.4 million in outstanding commitments under these terminalling agreements which are expected to be paid in 2012.

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

In August 2011, the Company notified the lessor of its leased office facilities in Brazil of the Company's termination of its existing lease effective November 30, 2011. At the same time, the Company entered into an operating lease for new office facilities in Campinas, Brazil. The new lease has a term of 5 years commencing in November 2011 with an estimated annual rent payment of approximately $456,000.

Future minimum payments under operating leases as of December 31, 2011, are as follows (in thousands):

Years ending December 31:	Operating Leases - Facilities	Operating Leases - Land	Operating Leases - Equipment	Total Operating Leases
2012	$6,590	$201	$16	$6,807
2013	6,318	201	—	6,519
2014	6,397	201	—	6,598
2015	6,575	201	—	6,776
2016	6,704	201	—	6,905
Thereafter	9,238	2,138	—	11,376
Total future minimum lease payments	$41,822	$3,143	$16	$44,981

Guarantor Arrangements

The Company has agreements whereby it indemnifies its officers and directors for certain events or occurrences while the officer or director is, or was, serving at the Company’s request in such capacity. The term of the indemnification period is for the officer or director’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a director and officer insurance policy that limits its exposure and enables the Company to recover a portion of any future amounts paid. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal. Accordingly, the Company had no liabilities recorded for these agreements as of December 31, 2011 and 2010.

The Company has an uncommitted facility letter (“Credit Agreement”) with a financial institution to finance the purchase and sale of fuel and for working capital requirements, as needed. The Company is a parent guarantor for the payment of the outstanding balance under the Credit Agreement. As of December 31, 2011, the Company had $5.0 million in outstanding letters of credit under the Credit Agreement which are guaranteed by the Company and payable on demand. The Credit Agreement is collateralized by a first priority security interest in certain of the Company’s present and future assets.

The Company has a credit facility (“BNDES Credit Facility.”) with a financial institution to finance a production site in Brazil. This credit facility is collateralized by first priority security interest in certain of the Company's equipment and other tangible assets totaling R$24.9 million reais (approximately US$13.3 million based on the exchange rate at December 31, 2011). The Company is a parent guarantor for the payment of the outstanding balance under the BNDES Credit Facility. As of December 31, 2011, the Company had $10.2 million outstanding under the agreement which is guaranteed by the Company. Additionally, the Company is required to provide a bank guarantees under the BNDES Credit Facility.

The Company has a facility (“FINEP Credit Facility”) with a financial institution to finance a research and development project on sugarcane-based biodiesel (see Note 6). The FINEP Credit Facility provides for loans of up to an aggregate principal amount of R$6.4 million reais (approximately US$3.4 million based on the exchange rate at December 31, 2011) which is guaranteed by a chattel mortgage on certain equipment of the Company. The Company's total acquisition cost for the equipment under this guarantee is approximately R$6.0 million reais (approximately US$3.2 million based on the exchange rate at December 31, 2011). Subject to compliance with certain terms and conditions under the FINEP Credit Facility, four disbursements of the loan will become available to the Company for withdrawal, as described in more detail in Note 6. After the release of the first disbursement, prior to any subsequent drawdown from the FINEP Credit Facility, the Company also needs to provide bank letters of guarantee of up to R$3.3 million reais (approximately US$1.8 million based on the exchange rate at December 31, 2011).

The Company has a terminalling agreement with a terminal storage facility vendor for storing and handling of products. The Company is a parent guarantor for the payment of the outstanding balance under the terminalling Agreement. As of December 31, 2011, the Company had $62,000 in outstanding commitments under the terminalling Agreement which are guaranteed by the Company and payable on demand.

Under an operating lease agreement for its office facilities in Brazil, which commenced on November 15, 2011, the Company is required to maintain restricted cash or letters of credit equal to three months rent of approximately R$191,000 reais (approximately US$102,000 based on the exchange rate at December 31, 2011) as guarantee that the Company will meet its performance obligations under such operating lease agreement.

Other Matters

The Company is not involved in any legal proceedings that management believes will have a material adverse effect on its business, results of operations, financial position or cash flows. The Company may be involved, from time to time, in legal proceedings and claims arising in the ordinary course of its business. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. The Company accrues amounts, to the extent they can be reasonably estimated, that it believes are adequate to address any liabilities related to legal proceedings and other loss contingencies that the Company believes will result in a probable loss.

6. Debt

Debt is comprised of the following (in thousands):

	December 31,
	2011	2010
Credit facilities	$18,852	$—
Notes payable	3,113	5,668
Loans payable	19,359	977
Total debt	41,324	6,645
Less: current portion	(28,049)	(1,911)
Long-term debt	$13,275	$4,734

Credit Facility

In January 2009, the Company entered into a credit facility with UBS associated with student loan auction rate securities holdings. In March and April 2009, the Company drew down $8.1 million and $0.5 million on the credit facility, respectively. The credit facility was collateralized by the ARS held with the bank. The credit facility had a variable interest rate of LIBOR plus 1.25%. As of December 31, 2009, the total amount outstanding under the credit facility was $8.3 million and the weighted average borrowing rate was 1.32%. In conjunction with the liquidation of the Company’s ARS holdings during the second and third quarter of 2010 (see Note 3), this credit facility was terminated.

In November 2010, the Company entered into the FINEP Credit Facility with Financiadora de Estudos e Projetos (“FINEP”), a state-owned company subordinated to the Brazilian Ministry of Science and Technology. This FINEP Credit Facility was extended to partially fund expenses related to the Company’s research and development project on sugarcane-based biodiesel (“FINEP Project”) and provides for loans of up to an aggregate principal amount of R$6.4 million reais (approximately US$3.4 million based on the exchange rate at December 31, 2011) which is guaranteed by a chattel mortgage on certain equipment of the Company as well as bank letters of guarantee. Subject to compliance with certain terms and conditions under the FINEP Credit Facility, four disbursements of the loan will become available to the Company for withdrawal. The first disbursement received in February 2011 was approximately R$1.8 million reais and the next three disbursements will each be approximately R$1.6 million reais. As of December 31, 2011 and 2010, there were R1.8 million reais (approximately $1.0 million based on the exchange rate at December 31, 2011) and no amount outstanding, respectively, under this FINEP Credit Facility.

Interest on loans drawn under this credit facility is fixed at 5.0% per annum. In case of default under or non-compliance with the terms of the agreement the interest on loans will be dependent on the long-term interest rate as published by the Central Bank of Brazil (“TJLP”). If the TJLP at the time of default is greater than 6.0%, then the interest will be 5.0% + a TJLP adjustment factor, otherwise the interest will be at 11.0% per annum. In addition, a fine of up to 10.0% shall apply to the amount of any obligation in default. Interest on late balances will be 1.0% interest per month, levied on the overdue amount. Payment of the outstanding loan balance will be made in 81 monthly installments which will commence in July 2012 and extend through March 2019. Interest on loans drawn and other charges are paid on a monthly basis commencing in March 2011.

The FINEP Credit Facility contains the following significant terms and conditions

•
The Company will share with FINEP the costs associated with the FINEP Project. At a minimum, the Company will contribute from its own funds approximately R$14.5 million reais (US$7.7 million based on the exchange rate at December 31, 2011) of which the Company expects R$11.1 million reais to be contributed prior to the release of the second disbursement, which is expected to occur in 2012;

•
After the release of the first disbursement, prior to any subsequent drawdown from the FINEP Credit Facility, the Company is required to provide bank letters of guarantee of up to R$3.3 million reais in aggregate (approximately US$1.8 million based on the exchange rate at December 31, 2011);

•	Amounts released from the FINEP Credit Facility must be completely used by the Company towards the FINEP Project within 30 months after the contract execution.

Notes Payable

During the period between May 2008 and October 2008, the Company entered into notes payable agreements with the lessor of its headquarters under which it borrowed a total of $3.3 million for the purchase of tenant improvements, bearing an interest rate of 9.5% per annum and to be repaid over a period of 55 to 120 months. As of December 31, 2011 and 2010, a principal amount of $2.0 million and $2.4 million, respectively, was outstanding under these notes payable.

During the period between January 2009 and December 2009, the Company entered into notes payable agreements with a service provider in connection with its software implementation under which it borrowed a total of $1.2 million for the payment of implementation services and software licenses, bearing an interest rate of 8.53% per annum and to be repaid over a period of 69 to 83 months. As of December 31, 2011 and 2010, a principal amount of zero and $1.0 million was outstanding under these notes payable.

In July 2009, the Company entered into a notes payable agreement of $378,000 with its insurance provider. The notes payable are payable in monthly principal and interest installments of $45,300 through March 2010. The note payable accrues interest at 6%. As of December 31, 2011 and 2010, a principal amount of zero was outstanding under the notes payable.

In March 2010, the Company entered into a notes payable agreement of $101,000 with its insurance provider. The notes are payable in monthly principal and interest installments of $11,000 through November 2010. The note payable accrued interest at 5.5%. As of December 31, 2011 and 2010 there was zero amount outstanding under the notes payable.

In February 2010, the Company entered into a notes payable agreement with its landlord for a loan of $239,000. The notes are payable in monthly principal and interest installments of $31,000 from June 2010 through January 2011. The notes payable accrue interest at 10.5%. As of December 31, 2011 and 2010, a principal amount of zero and $31,000 was outstanding under the notes payable.

In April 2010, the Company entered into a notes payable agreement of $182,000 with a financial institution to finance a software purchase. The notes were payable in equal installments of principal and interest starting in May 2010 through April 2012. The notes payable accrues interest at 10.0%. As of December 31, 2011 and 2010, there was zero outstanding under this notes payable.

During the period between August 2010 and November 2010, the Company entered into notes payable agreements with an equipment financing company under which it borrowed a total of $2.4 million for the purchase of equipment and leasehold improvements. The notes payable bears an interest rate of 16.7% per annum to be repaid over a period of 42 months. As of December 31, 2011 and 2010, a principal amount of zero and $2.2 million, respectively, was outstanding under these notes payable.

In connection with the operating lease for its headquarters (see Note 5) in Emeryville, California, the Company elected to defer a portion of monthly base rent due under the lease. In June 2011, a deferred rent obligation of $1.5 million resulting from this election became due and payable in 24 equal monthly installments of approximately $63,000. As such, the Company reclassified this obligation from Other Liabilities to Notes Payable. As of December 31, 2011, a principal amount of $1.1 million was outstanding under this note payable.

Loans Payable

In August 2009, the Company entered into a loans payable agreement with the lessor of its headquarters under which it borrowed $750,000 . The loan is payable in monthly installments of interest only and unpaid interest and principal is payable in December 2011. Interest accrues at an interest rate of 10.5%. As of December 31, 2011 and 2010, a principal amount of zero and $750,000 was outstanding under the loan, respectively. This notes payable agreement was secured by a $750,000 letter of credit.

In December 2009, the Company entered into a loans payable agreement with the lessor of its Emeryville pilot plant under which it borrowed a total of $250,000, bearing an interest rate of 10.0% per annum and to be repaid over a period of 96 months. As of December 31, 2011 and 2010, a principal amount of $204,000 and $228,000, respectively, was outstanding under the loan.

In December 2011, the Company entered into a loan agreement with Banco Pine S.A. under which Banco Pine S.A. provided the Company with a short term loan of R$35.0 million reais (approximately US$18.7 million based on the exchange rate at December 31, 2011) (the “Bridge Loan”). The Bridge Loan is an advance on anticipated 2012 financing from Nossa Caixa Desenvolvimento, ("Nossa Caixa"), the Sao Paulo State development bank, and the Lender, under which the Lender and Nossa Caxia may provide the Company with loans of up to approximately R$52.0 million reais (approximately US$27.7 million based on the exchange rate at December 31, 2011) as financing for capital expenditures relating to the Company's Paraíso Bioenergia S.A. manufacturing facility in Brazil. The interest rate for the Bridge Loan is 119.2% of Brazilian interbank lending rate (approximately 12.8% on an annualized basis). The principal and interest of loans under the Loan Agreement matured and were required to be repaid on February 17, 2012, subject to extension by the Lender. Under the Loan Agreement, the Company owes a prepayment penalty if it repays the loan prior to the maturity date based on the net value of the loan to Banco Pine S.A. if the Bridge Loan were repaid on the maturity date.
The Bridge Loan agreement includes customary events of default, including refusal to perform responsibilities under the Loan Agreement, failure to make payments when due, bankruptcy, liquidation or insolvency, and material judgments. If any event of default under the Bridge Loan occurs, the Lender may declare all borrowings under the Bridge Loan immediately due. As of December 31, 2011, a total of R$35.0 million reais was advanced under the Bridge Loan and a principal amount of $18.7 million was outstanding under this loan.

Letters of Credit

In November 2008, the Company entered into an uncommitted facility letter (the “Credit Agreement”) with a financial institution to finance the purchase and sale of fuel and for working capital requirements, as needed. In October 2009, the agreement was amended to decrease the maximum amount that the Company may borrow under such facility. The Credit Agreement, as amended, provides an aggregate maximum availability up to the lower of $20.0 million and the borrowing base as defined in the agreement, and is subject to a sub-limit of $5.7 million for the issuance of letters of credit and a sub-limit of $20.0 million for short-term cash advances for product purchases. The Credit Agreement is collateralized by a first priority security interest in certain of the Company’s present and future assets. Amyris is a parent guarantor for the payment of the outstanding balance under the Credit Agreement. Outstanding advances bear an interest rate at the Company’s option of the bank’s prime rate plus 1.0% or the bank’s cost of funds plus 3.5%. As of December 31, 2011, the Company had sufficient borrowing base levels to draw down up to a total of $7.2 million in short term cash advances and $0.7 million available for letters of credit in addition to those outstanding as of December 31, 2011. As of December 31, 2011 and 2010, the Company had no outstanding advances and had $5.0 million and $4.6 million in outstanding letters of credit under the Credit Agreement.

To the extent that amounts under the Credit Agreement remain unused, while the Credit Agreement is in effect and for so long thereafter as any of the obligations under the Credit Agreement are outstanding, the Company will pay an annual commitment fee of $300,000. The Credit Agreement requires compliance with certain customary covenants that require maintenance of certain specified financial ratios and conditions. As of December 31, 2011, the Company was in compliance with its financial covenants under the Credit Agreement.

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

Revolving Credit Facility

On December 23, 2010, the Company established a revolving credit facility with a financial institution which provides for loans and standby letters of credit of up to an aggregate principal amount of $10.0 million with a sublimit of $5.0 million on standby letters of credit. Interest on loans drawn under this revolving credit facility will be equal to (i) the Eurodollar Rate plus 3.0%; or (ii) the Prime Rate plus 0.5%. In case of default or non-compliance with the terms of the agreement, the interest on loans will be Prime Rate plus 2.0%. The credit facility is collateralized by a first priority security interest in certain of the Company's present and future assets. It has a $5,000 annual loan fee and contains the following significant financial and non-financial covenants:

Financial Covenants: The Company must maintain a liquidity of at least $10 million plus two times its quarterly “Net Cash Used in Operating Activities” calculated using the Company’s Condensed Consolidated Statements of Cash Flows reflected in the Company’s most recent periodic report filed with the SEC. In addition, as of the end of each fiscal quarter, the Company must maintain a current ratio (current assets to current liabilities) equal to or greater than 2:1. As of December 31, 2011, the Company was not in compliance with the current ratio covenant. The non-compliance was caused in part by the additional short term debt proceeds received by the Company and in part by cash outflows. Following the funding from the equity and convertible debt financings in February 2012, our current ratio was returned to a level equal to or greater than 2:1. Events of default per under the credit facility provides the lender various rights, including the right to require immediate repayment or foreclose on collateral may result in acceleration of payment.

Financial Statements: The Company must provide financial statements to the lender on a quarterly basis within 60 days after the end of each of the first three quarters of each fiscal year and audited financial statements within 105 days after the end of each fiscal year.

Under this facility, $7.7 million amount of loan and one letter of credit totaling $2.3 million was outstanding as of December 31, 2011. The outstanding letter of credit serves as security for a facility lease and expires in November 2012 and may be automatically extended for another one-year period.

BNDES Credit Facility

In December 2011, the Company entered into a credit facility ("BNDES Credit Facility”) in the amount of R$22.4 million reais (approximately US$11.9 million based on the exchange rate at December 31, 2011) with Banco Nacional de Desenvolvimento Econômico e Social ('BNDES”), a government owned bank headquartered in Brazil. This BNDES facility was extended as project financing for a production site in Brazil. The credit line is divided into an initial tranche for up to approximately R$19.1 million reais and an additional tranche of approximately R$3.3 million reais that becomes available upon delivery of additional guarantees. The credit line is available for 12 months from the date of the Credit Agreement, subject to extension by the lender.

The principal of loans under the BNDES Credit Facility is required to be repaid in 60 monthly installments, with the first installment due in January 2013 and the last due in December 2017. Interest will be due initially on a quarterly basis with the first installment due in March 2012. From and after January 2013, interest payments will be due on a monthly basis together with principal payments. The loaned amounts carry interest of 7% per year. Additionally, a credit reserve charge of 0.1% on the unused balance from each credit installment from the day immediately after it is made available through its date of use, when it is paid.

Under the BNDES Credit Facility, the Company´s credit will be in Brazilian Reais and will not change until the effective release. The credit line is collateralized by first priority security interest in certain of the Company's equipment and other tangible assets totaling R$24.9 million reais (approximately US$13.3 million based on the exchange rate at December 31, 2011). Amyris is a parent guarantor for the payment of the outstanding balance under the BNDES Credit Facility. Additionally, the Company is required to provide a bank guarantee equal to 10% of all the approved amount (R$22.4 million reais in total debt) under this credit facility. For advances in the second tranche (above R$19.1 million reais), the Company is required to provide additional bank guarantees equal to 90% of each such advance, plus additional Company guarantees equal to at least 130% of such advance. The BNDES Credit Facility contains customary events of default, including payment failures, failure to satisfy other obligations under this credit facility or related documents, defaults in respect of other indebtedness, bankruptcy, insolvency and inability to pay debts when due, material judgments, and changes in control of Amyris Brasil. If any event of default occurs, the Lender may terminate its commitments and declare immediately due all borrowings under the facility. As of December 31, 2011 the Company had R$19.1 million reais (approximately US$10.2 million based on the exchange rate at December 31, 2011) in outstanding advances under the BNDES Credit Facility.

Future minimum payments under the debt agreements as of December 31, 2011 are as follows (in thousands):

Years ending December 31:	Notes Payable	Loans Payable	Credit Facility
2012	$1,405	$19,495	$8,857
2013	770	187	2,933
2014	355	45	2,769
2015	355	45	2,590
2016	355	45	2,453
Thereafter	480	44	2,466
Total future minimum payments	3,720	19,861	22,068
Less: amount representing interest	(607)	(502)	(3,216)
Present value of minimum debt payments	3,113	19,359	18,852
Less: current portion	(1,217)	(19,038)	(7,794)
Noncurrent portion of debt	$1,896	$321	$11,058

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

Under the joint venture agreements, the Company granted a royalty-free license to SMA. The Company will fund the construction costs of the new facility. Usina São Martinho will reimburse up to R$61.8 million reais (approximately US$32.9 million based on the exchange rate as of December 31, 2011) of the construction costs after SMA commences production. Post commercialization, the Company will market and distribute the Amyris renewable products. Usina São Martinho will sell feedstock and provide certain other services to SMA. The cost of the feedstock to SMA is a price that is based on the average return that Usina São Martinho could receive from the production of its current products, sugar and ethanol. The Company is required to purchase the output of SMA for the first four years at a price that guarantees the return of Usina São Martinho’s investment plus a fixed interest rate. After this four year period, the price is set to guarantee a break-even price to SMA plus an agreed upon return.

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

The Company has identified Novvi S.A., the initial Brazilian JV entity formed, as a VIE. The power to direct activities, which most significantly impact the economic success of the joint venture, is equally shared between the Company and Cosan who are not related parties. Accordingly, the Company is not the primary beneficiary and therefore will account for its investment in the JV entity using the equity method. The Company will periodically review its consolidation analysis on an ongoing basis. As of December 31, 2011, the carrying amounts of the unconsolidated JV entity's assets and liabilities were not material to the Company's consolidated financial statements.

In September 2011, the U.S. JV entity, Novvi LLC was formed. The Company and Cosan are still finalizing operating agreements for this new entity. Through December 31, 2011, there has been no activity in this joint venture. The Company recorded revenue for research and development expenses performed on behalf of the joint venture. For the year ended December 31, 2011, the Company recorded $3.6 million of revenue from the research and development activities that it has performed on behalf of the joint venture.

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

In December 2009, Amyris Brasil sold 1,111,111 of its shares representing a 4.8% interest in Amyris Brasil for R$10.0 million reais. The redeemable noncontrolling interest was reported in the mezzanine equity section of the consolidated balance sheet because the Company was then subject to a contingent put option under which it could have been required to repurchase an interest in Amyris Brasil from the noncontrolling interest holder.

In March 2010, Amyris Brasil sold an additional 853,333 shares of its stock, an incremental 3.4% interest, for R$3.0 million reais. In May 2010, Amyris Brasil sold an additional 1,111,111 shares of its stock, an incremental 4.07% interest, for R$10.0 million reais.

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

The following table provides a roll forward of the redeemable noncontrolling interest (in thousands):

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

Glycotech

On January 3, 2011, the Company entered into a production service agreement with Glycotech, whereby Glycotech is to provide process development and production services for the manufacturing of various Amyris products at its leased facility in Leland, North Carolina. The Amyris products to be manufactured by Glycotech will be owned and distributed by the Company. Pursuant to the terms of the agreement, the Company will pay the manufacturing and operating costs of the Glycotech facility which is dedicated solely to the manufacture of Amyris products. The Company has determined that the arrangement with Glycotech qualifies as a VIE. The Company determined that it is the primary beneficiary of this arrangement since it has the power through the management committee over which it has majority control to direct the activities that most significantly impact the arrangement's economic performance. In addition, the Company is required to fund 100% of the Glycotech's actual operating costs for providing services each month while the facility is in operation under the production service agreement. Accordingly, the Company consolidates the financial results of Glycotech. As of December 31, 2011, the carrying amounts of the consolidated VIE's assets and liabilities were not material to the Company's consolidated financial statements.

The table below reflects the carrying amount of the assets and liabilities of the two consolidated VIEs for which the Company is the primary beneficiary. The assets primarily comprise of approximately $15.0 million in property and equipment and approximately $6.4 million in other assets, and $0.7 million in current assets. The liabilities comprise of $2.4 million in accounts payable and accrued current liabilities and $0.5 million in loan obligations by Glycotech to a financial institution that are non-recourse to the Company. The creditors of each consolidated VIE have recourse only to the assets of that VIE.

	December 31,
(In thousands)	2011	2010
Assets	$22,094	$277
Liabilities	$2,873	$173

The change in noncontrolling interest for years ended December 31, 2011 and 2010 is summarized below (in thousands):

	2011	2010
Balance at January 1	$2	$—
Addition to noncontrolling interest	369	28
Foreign currency translation adjustment	30	—
Loss attributable to noncontrolling interest	(641)	(26)
Balance at December 31	$(240)	$2

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

In June 2010, concurrent with the collaboration agreement, the Company issued 7,101,548 shares of Series D preferred stock to Total for aggregate proceeds of approximately $133.0 million at a per share price of $18.75, which was lower than the per share fair value of common stock as determined by management and the Board of Directors. Due to the fact the collaboration agreement and the issuance of shares to Total occurred concurrently, the terms of both the collaboration agreement and the issuance of preferred stock were evaluated to determine whether their separately stated pricing was equal to the fair value of services and preferred stock. The Company determined that the fair value of Series D preferred stock was $22.68 at the time of issuance, and therefore, the Company measured the preferred stock initially at its fair value with a corresponding reduction in the consideration for the services under the collaboration agreement. As revenue from collaboration agreement will be generated over a period of time based on the performance requirements, the Company recorded the difference between the fair value and consideration received for Series D preferred stock of $27.9 million as deferred charge asset within other assets at the time of issuance which will be recognized as a reduction to revenue in proportion to the total estimated revenue under the collaboration agreement. As of December 31, 2011 and 2010, the Company has recognized a cumulative reduction of $9.1 million and $0.3 million, respectively, against the deferred charge asset.

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

In November 2011, the Company and Total Gas & Power USA SAS (“Total”) entered into an amendment of their Technology License, Development, Research and Collaboration Agreement. The Collaboration agreement, which the parties entered into in June 2010, provides that the parties will identify and develop certain potential products based on the Company's synthetic biology platform and that rights to such products will be licensed, for commercial development, to joint ventures owned by the parties.

The Amendment provides for an exclusive strategic collaboration for the development of renewable diesel products and contemplates that the parties will establish a joint venture (the “JV”) for the production and commercialization of such renewable diesel products on an exclusive, worldwide basis. It also provides that commercialization and production of jet fuel, already under development pursuant to the Collaboration Agreement, would be conducted on an exclusive, worldwide basis through the same JV. In addition, the amendment provides the JV with the right to produce and commercialize certain other chemical products on a non-exclusive basis. The Amendment provides that definitive agreements to form the JV must be in place by March 31, 2012 or other date as agreed to by the parties or the renewable diesel program, including any further collaboration payments by Total related to the renewable diesel program, will terminate. The continuation of the renewable diesel program and the formation of the JV are also subject to certain mutual intellectual property due diligence conditions. Under the amendment, each party retains certain rights to independently produce and sell renewable diesel under specified circumstances subject to paying royalties to the other party.

Total has an option, upon completion of the renewable diesel program, to notify the Company that it does not wish to pursue production or commercialization of renewable diesel under the amendment. If Total exercises this right, all of Total's intellectual property rights that were developed during the renewable diesel program would terminate and would be assigned to the Company, and the Company would be obligated pay Total specified royalties based on the Company's net income. Such royalty payments would also include a share of net proceeds received by the Company from any sale of its renewable diesel business.

Pursuant to the amendment, Total has agreed to solely fund the following amounts: (i) the first $30.0 million in research and development costs related to the renewable diesel program which have been incurred since August 1, 2011, which amount shall be in addition to the $50.0 million in research and development funding contemplated by the Collaboration Agreement, and (ii) for any research and development costs incurred following the JV formation date that are not covered by the initial $30.0 million, up to an additional $10.0 million in 2012 and up to an additional $10.0 million in 2013, which amounts will be considered part of the $50.0 million contemplated by the Collaboration Agreement. In addition to these payments, Total has further agreed to fund 50% of all remaining research and development costs for the renewable diesel program under the amendment. The parties have separately agreed that, if the JV is formed, Total will fund additional amounts with respect to JV expenditures.

Soliance Agreements

In June 2010, the Company entered into an agreement with Soliance for the development and commercialization of Biofene-based squalane for use as an ingredient in cosmetics products. In December 2011, the Company and Soliance entered into an agreement and release to terminate the collaboration agreement and any other obligations with respect to the proposed joint venture. Concurrent with the execution of the termination the parties executed a new distribution agreement in December. As part of the termination agreement the parties agreed that for a period commencing October 1, 2011 and ending on December 31, 2013, Soliance will be paid a commission of 10% of amounts received by the Company from Nikko Chemicals Co., Ltd. (“Nikko") on quantities of squalane sold by the Company to Nikko with respect to Nikko's committed minimum purchase obligation pursuant to the Nikko agreement.

In December 2011, the Company and Soliance entered into a distribution agreement where the Company appointed Soliance as its exclusive distributor to distribute Amyris Squalane in the cosmetic market in the approved territory.
M&G Finanziaria Collaboration Agreement

In June 2010, the Company entered into a collaboration agreement with M&G Finanziaria S.R.L. (“M&G”) to incorporate Biofene as an ingredient in M&G's polyethylene terephthalate, or PET, resins to be incorporated into containers for food, beverages and other products. In April 2011, Amyris and M&G entered into an Amended and Restated Collaboration Agreement to amend certain portions of the original agreement entered into in June 2010 and adding Chemtex Italia S.R.L. and Chemtex International Inc. (both wholly owned subsidiaries of M&G) to the collaboration agreement. Under the terms of the amended agreement, the Company and Chemtex International Inc. will share the costs incurred associated with the PET collaboration on a 50/50 basis. In addition, the amended agreement expanded the collaboration arrangement between the Company and M&G to include a Cellulosic feasibility study with each party bearing its own costs associated with such feasibility study. The collaboration agreement also establishes the terms under which M&G may purchase Biofene from the Company upon successful completion of product integration.

Firmenich Collaboration and Joint Development Agreements

In November 2010, the Company entered into collaboration and joint development agreements with Firmenich SA (“Firmenich”), a flavors and fragrances company based in Geneva, Switzerland. Under the agreement, Firmenich will fund technical development at the Company to produce an ingredient for the flavors and fragrances market. The Company will manufacture the ingredient and Firmenich will market it, and the parties will share in any resulting economic value. The agreement also grants worldwide exclusive flavors and fragrances commercialization rights to Firmenich for the ingredient. In addition, Firmenich has an option to collaborate with the Company to develop a second ingredient. In July 2011, the Company and Firmenich expanded their collaboration agreement to include a third ingredient. The collaboration and joint development agreements will continue in effect unit the later of the expiration or termination of the development agreements or the supply agreements. The Company is also eligible to receive potential total payments of $6.0 million upon the achievement of certain performance milestones towards which the Company will be required to make a contributory performance. These milestones are accounted for under the guidance in the FASB accounting standard update related to revenue recognition under the milestone method. The Company concluded that these milestone payments are substantive.

For the year ended December 31, 2011 and 2010, the Company recorded $5.2 million and $0.1 million, respectively, of revenue from the collaboration agreement with Firmenich, including the first milestone payment of $2.0 million recognized in April 2011.

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

Avantium Collaboration Agreement

In March 2011, the Company entered into a collaboration agreement with Avantium Chemicals B.V. ("Avantium"). Under the terms of the collaboration agreement Avantium will provide services to support the Company in the development of chemical processing of Biofene into final products. The term of the collaboration agreement is initially two years. In December 2011, the Company entered into a Termination Agreement with Avantium to terminate the collaboration agreement in exchange for total payments of €0.8 million Euros (approximately US$1.0 million based on the exchange rate at December 31, 2011), which the Company recorded as a liability as of December 31, 2011.

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

Michelin Collaboration Agreement

In September 2011, the Company entered into a collaboration agreement with Manufacture Francaise des Pneumatiques Michelin (“Michelin”). Under the terms of the collaboration agreement the Company and Michelin will collaborate on the development, production and worldwide commercialization of isoprene or isoprenol, generally for tire applications, using the Company's technology. Under the agreement, Michelin has agreed to pay an upfront payment to the Company of $5.0 million, subject to a reimbursement provision under which the Company would have to repay $1.0 million if it fails to achieve specified future technical milestones. The agreement provides that, subject to achievement of technical milestones, Michelin can notify the Company of its desired date for initial delivery, and the parties will either collaborate to establish a production facility or use an existing Company facility for production. The agreement also includes a term sheet for a supply agreement that would be negotiated at the time the decision regarding production facilities is made. The agreement has an initial term that will expire upon the earlier of 42 months from the effective date and the completion of a development work plan. As of December 31, 2011, the Company recognized the upfront payment of $5.0 million from Michelin as deferred revenue.

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

Biomin

In June 2010, the Company entered into a joint manufacturing agreement with Biomin do Brasil Nutricão Animal Ltda. (“Biomin”) to utilize a portion of its Brazilian manufacturing facilities to produce Amyris products commencing in 2011. The joint manufacturing agreement requires the acquisition of certain equipment to be used exclusively for the manufacturing of the product. Under the terms of the agreement Amyris will procure and contract the engineering activities and the necessary equipment for the manufacturing of Amyris products. Biomin commenced production operations in the second quarter of 2011.

Tate & Lyle

In November 2010, the Company entered into a contract manufacturing agreement with Tate & Lyle Ingredients Americas, Inc. (“Tate & Lyle”), an affiliate of Tate & Lyle PLC. Under this arrangement, Tate & Lyle will produce Amyris products, which will be owned and distributed by the Company. Tate & Lyle commenced production operations in the fourth quarter of 2011. At December 31, 2011, the Company has recorded $748,000 in prepaid and other current assets and $2.9 million in other noncurrent assets pertaining to the unamortized portion of equipment costs funded by the Company to Tate & Lyle. The related amortization is being offset against purchases of inventory from the contract manufacturer.

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

Albemarle

In July 2011, the Company entered into a contract manufacturing agreement with Albemarle Corporation ("Albemarle"), which will provide toll manufacturing services at its facility in Orangeburg, South Carolina. Under this agreement, Albemarle will manufacture lubricant base oils from Biofene, which will be owned and distributed by the Company or a Company commercial partner. The initial term of this agreement is from July 31, 2011 through December 31, 2012. Albemarle is required to modify its facility, including installation and qualification of equipment and instruments necessary in order to perform the toll manufacturing services under the agreement. The Company will reimburse Albemarle up to $10.0 million for all capital expenditures related to the facility modification. All equipment or facility modifications acquired or made by Albemarle will be owned by Albemarle, subject to Albemarle's obligation to transfer title to and ownership of certain assets to the Company within 30 days after termination of the agreement, at the Company's discretion and sole expense. As of December 31, 2011, the Company has paid $6.5 million in facility modification costs under the agreement, which was accounted for as a prepaid asset and will be amortized over the contract term. As of December 31, 2011, the Company has recorded a liability of $3.5 million for the facility modification costs.

In addition, the Company will pay a one-time, non-refundable performance bonus of $5.0 million if Albemarle delivers to the Company certain quantity of the lubricant base stock by December 31, 2011 or $2.0 million if Albemarle delivers the same quantity by January 31, 2012. Based on Albermarle's performance as of December 31, 2011, the Company concluded that Albermarle had earned the bonus and recorded a liability of $5.0 million as of December 31, 2011. The bonus is payable in two payments; one payment of $2.5 million on September 30, 2012 and one payment of $2.5 million on March 31, 2013.

Pursuant to the terms of the agreement, the Company has provided Albemarle with the product specifications and development process to be used to produce the Company's product. Even though Albemarle has title and ownership to their facility, the facility modifications and related manufacturing equipment are used entirely for the manufacture of the Company's products. As a result of the Company's financing of the capital project, the Company is deemed the owner of the construction project for accounting purposes during the facility modifications. Therefore, under ASC 840 in the quarter ended September 30, 2011, the Company recorded an asset for construction-in-progress and a liability of $7.3 million attributable to the fair value of Albemarle's existing manufacturing equipment.

Following substantial completion of construction in the fourth quarter of 2011, the Company concluded that it did not have sufficient continuing involvement in the facility modifications and related manufacturing equipment and determined that de-recognition of Albemarle's existing manufacturing equipment under the guidance applicable to the sale leasebacks under ASC 840 was appropriate. As such, the Company removed the asset for construction-in-progress and the related liability of $7.3 million attributable to the fair value of Albemarle's existing manufacturing equipment from its consolidated balance sheet.

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

10. Draths Corporation Acquisition

On October 6, 2011 (the Closing Date), the Company completed a business acquisition of Draths Corporation ("Draths"), an early stage chemical development company focused on manufacturing bio-based materials for use in common consumer products. Draths' products allow nylon, polyester and other polymers, which are currently made with petroleum-based chemicals, to be manufactured from renewable sources. This acquisition provides the Company with new undeveloped technology that, if it can be successfully developed, will enable the Company to produce complementary products in the alternative synthetic textile markets. The acquisition was accounted for as a business combination. In connection with the acquisition, the Company issued 362,319 shares of common stock, of which 41,408 shares were held in escrow and paid $2.9 million in cash.

The components of the purchase price allocation for Draths are as follows:

Purchase Consideration:
(in thousands)
Fair value of common stock issued to Draths	$7,000
Cash paid to Draths	2,934
Total purchase consideration	$9,934

Allocation of Purchase Price:
(in thousands)
Property and Equipment	$713
Other	101
In-process research and development	8,560
Goodwill	560
Total purchase consideration	$9,934
The Company has allocated $8.6 million of the purchase price of Draths to acquired IPR&D. This amount represents management's valuation of the fair value of assets acquired at the date of the acquisition. Management used the income approach to determine the estimated fair values of acquired IPR&D, applying a risk adjusted discount rate of 30% to the development project's cash flows. The discounted cash flow model applies probability weighting factors, based on estimates of successful product development and commercialization, to estimated future net cash flows resulting from projected revenues and related costs. These success rates take into account the stages of completion and the risks surrounding successful development and commercialization of the underlying products such as estimates of revenues and operating profits related to the IPR&D considering its stage of development; the time and resources needed to complete the development; the life of the potential commercialized product and associated risks, including the inherent difficulties and uncertainties in developing a product.

Goodwill totaling $0.6 million represents the excess of the purchase price over the fair value of tangible and identifiable intangible assets acquired and is due primarily to synergies expected from combining the new genetic pathway with the Company's existing platform to accelerate development to get the technology to market sooner leading to increased market penetration from future products and customers.

The Draths business acquisition is a taxable transaction. For federal and state tax purposes, the above in-process research and development and goodwill is amortized over a 15-year period. The Company has determined that there are no significant differences in the tax basis of assets and the basis for financial reporting purposes. In addition, the business combination did not have any impact on the Company's deferred tax balance, net of the full valuation allowance, or to uncertain tax positions, at the acquisition date.

The Company applies the applicable accounting principles set forth in the U.S. Financial Accounting Standards Board's Accounting Standards Codification to its intangible assets (including goodwill), which prohibits the amortization of intangible assets with indefinite useful lives and requires that these assets be reviewed for impairment at least annually. There are several methods that can be used to determine the estimated fair value of the IPR&D acquired in a business combination. The Company utilized the "income method," which applies a probability weighting that considers the risk of development and commercialization, to the estimated future net cash flows that are derived from projected sales revenues and estimated costs. These projections are based on factors such as relevant market size, pricing of similar products, and expected industry trends. The estimated future net cash flows are then discounted to the present value using an appropriate discount rate. These assets are treated as indefinite-lived intangible assets until completion or abandonment of the projects, at which time the assets will be amortized over the remaining useful life or written off, as appropriate. If the carrying amount of the assets is greater than the measures of fair value, impairment is considered to have occurred and a write-down of the asset is recorded. Any finding that the value of its intangible assets has been impaired would require the Company to write-down the impaired portion, which could reduce the value of its assets and reduce its net income for the year in which the related impairment charges occur.

11. Stockholders’ Equity

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

Preferred Stock

Pursuant to the Company’s amended and restated certificate of incorporation, the Company is authorized to issue 5,000,000 shares of preferred stock. The Board of Directors has the authority, without action by its stockholders, to designate and issue shares of preferred stock in one or more series and to fix the rights, preferences, privileges and restrictions thereof. Prior to the closing of the Company’s IPO, the Company had four series of convertible preferred stock outstanding, including Series D preferred stock issued to Total (see Note 9). As of December 31, 2011 and 2010, the Company had zero convertible preferred stock outstanding.

Common Stock Warrants

In 2008, in connection with consulting services, the Company issued a warrant to purchase 2,580 shares of the Company’s Series B convertible preferred stock at an exercise price of $24.88 per share. These warrants remain unexercised and outstanding as of December 31, 2011.

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

In 2008, in connection with an operating lease, the Company issued a warrant to purchase 2,009 shares of the Company’s Series B-1 convertible preferred stock at an exercise price of $25.26 per share. These warrants remain unexercised and outstanding as of December 31, 2011.

In 2009, in connection with the Company’s issuance of Series B-1 convertible preferred stock, the Company issued a warrant to purchase 3,843 shares of the Company’s Series B-1 convertible preferred stock at an exercise price of $25.26 per share to the placement agent. This warrant was exercised in March 2011.

In September 2009, the Company canceled the warrant to purchase 10,048 shares of the Company’s Series B convertible preferred stock and issued a warrant to purchase 16,075 shares of the Company’s Series C convertible preferred stock with an exercise price of $12.46 per share. This warrant was exercised in March 2011. In connection with a capital lease arrangement, the Company issued a warrant to purchase 8,026 shares of the Company’s Series C convertible preferred stock at an exercise price of $12.46 per share. This warrant was exercised in March 2011.

In January 2010, in connection with the Company’s issuance of Series C convertible preferred stock, the Company issued a warrant to purchase 49,157 shares of the Company’s Series C convertible preferred stock at an exercise price of $12.46 per share to the placement agent. This warrant was exercised in March 2011.

Upon the closing of the Company’s IPO on September 30, 2010, the outstanding convertible preferred stock warrants were automatically converted into common stock warrants to purchase 195,604 shares of common stock. In addition, the fair value of the convertible preferred stock warrants as of September 30, 2010, estimated to be $2.3 million using the Black-Scholes option pricing model, was reclassified to additional paid in capital.

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

For the years ended December 31, 2010 and 2009, the Company recorded a gain of $929,000 and a loss of $445,000, respectively, to other income (expense), net to reflect the change in the fair value of the warrants.

In December 2011, in connection with a capital lease agreement, the company issued a warrant to purchase 21,087 shares of the Company's common stock at an exercise price of $10.67 a share. The warrants is exercisable immediately and expire ten years from the effective date. The Company estimated the initial fair value of these warrants as of the issuance date to be $193,000 and was recorded as other assets. The fair value was based on the contractual term of the warrants of 10 years, risk free interest rate of 2.0%, expected volatility of 86% and zero expected dividend yield. This warrant remains unexercised and outstanding as of December 31, 2011.
Each of these warrants includes a cashless exercise provision which permits the holder of the warrant to elect to exercise the warrant without paying the cash exercise price, and receive a number of shares determined by multiplying (i) the number of shares for which the warrant is being exercised by (ii) the difference between the fair market value of the stock on the date of exercise and the warrant exercise price, and dividing such by (iii) the fair market value of the stock on the date of exercise. During the year ended December 31, 2011, 190,468 shares of warrants were exercised through the cashless exercise provision and 77,087 shares of common stock were issued after deducting the shares to cover the cashless exercises. There were no warrants exercised during the year ended December 31, 2010.

As of December 31, 2011 and 2010, the Company had the following unexercised common stock warrants:

	Exercise Price per Share	Shares as of
Underlying Stock		December 31, 2011	December 31, 2010
Common Stock	$24.88	2,884	2,884
Common Stock	$25.26	2,252	119,462
Common Stock	$12.46	—	73,258
Common Stock	$10.67	21,087	—
Total		26,223	195,604

12. Stock-Based Compensation Plans

2010 Equity Incentive Plan

The Company's 2010 Equity Incentive Plan (“2010 Equity Plan”) became effective on September 28, 2010 and will terminate in 2020. Pursuant to the 2010 Equity Plan, any shares of the Company’s common stock (i) issued upon exercise of stock options granted under the 2005 Plan that cease to be subject to such option and (ii) issued under the 2005 Plan that are forfeited or repurchased by the Company at the original purchase price will become part of the 2010 Equity Plan. Subsequent to the effective date of the 2010 Equity Plan, an additional 131,669 shares that were forfeited under the 2005 Plan were added to the shares reserved for issuance under the 2010 Equity Plan.

The number of shares reserved for issuance under the 2010 Equity Plan will increase automatically on the first day of each January, starting with January 1, 2011, by the number of shares equal to 5.0% percent of the Company’s total outstanding shares as of the immediately preceding December 31st. The Company’s Board of Directors or Leadership Development and Compensation Committee will be able to reduce the amount of the increase in any particular year. The 2010 Equity Plan provides for the granting of common stock options, restricted stock awards, stock bonuses, stock appreciation rights, restricted stock units and performance awards. It allows for time-based or performance-based vesting for the awards. Options granted under the 2010 Equity Plan may be either ISOs or NSOs. ISOs may be granted only to Company employees (including officers and directors who are also employees). NSOs may be granted to Company employees, non-employee directors and consultants. The Company will be able to issue no more than 30,000,000 shares pursuant to the grant of ISOs under the 2010 Equity Plan. Options under the 2010 Equity Plan may be granted for periods of up to ten years. All options issued to date have had a ten year life. The exercise price of an ISO and NSO shall not be less than 100% of the fair market value of the shares on the date of grant. The exercise price of an ISO and NSO granted to a 10% stockholder shall not be less than 110% of the fair value of the underlying stock on the date of grant. The Company’s options generally vest over four to five years.

As of December 31, 2011, options to purchase 3,600,489 shares of our common stock granted from the 2010 Equity Plan remained outstanding and 2,674,008 shares of the Company’s common stock remained available for issuance under awards that may be granted from the 2010 Equity Plan. The options outstanding as of December 31, 2011 had a weighted-average exercise price of approximately $24.01 per share.

2005 Stock Option/Stock Issuance Plan

In 2005, the Company established its 2005 Stock Option/Stock Issuance Plan (the “2005 Plan”) which provided for the granting of common stock options, restricted stock units, restricted stock and stock purchase rights awards to employees and consultants of the Company. The 2005 Plan allowed for time-based or performance-based vesting for the awards. Options granted under the 2005 Plan were either incentive stock options (“ISOs”) or nonqualified stock options (“NSOs”). ISOs were granted only to Company employees (including officers and directors who are also employees). NSOs were granted to Company employees, non-employee directors, and consultants.

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

As of December 31, 2011, options to purchase 4,716,527 shares of the Company’s common stock granted from the 2005 Stock Option/Stock Issuance Plan remained outstanding and zero shares of the Company’s common stock remained available for issuance under the 2005 Plan as a result of the adoption of the 2010 Equity Incentive Plan discussed above. The options outstanding under the 2005 Plan as of December 31, 2011 had a weighted-average exercise price of approximately $6.57 per share.

No income tax benefit has been recognized relating to stock-based compensation expense and no tax benefits have been realized from exercised stock options or release of restricted stock units.

2010 Employee Stock Purchase Plan

The 2010 Employee Stock Purchase Plan (the “2010 ESPP”) became effective on September 28, 2010. The 2010 ESPP is designed to enable eligible employees to purchase shares of the Company’s common stock at a discount. Each offering period is for one year and consists of two six-month purchase periods. The purchase price for shares of common stock under the 2010 ESPP is 85% lesser of the fair market value of the Company’s common stock on the first day of the applicable offering period or the last day of each purchase period. A total of 168,627 shares of common stock were initially reserved for future issuance under the 2010 Employee Stock Purchase Plan. During the first eight years of the life of the 2010 ESPP, the number of shares reserved for issuance will increase automatically on the first day of each January, starting with January 1, 2011, by the number of shares equal to 1% of the Company’s total outstanding shares as of the immediately preceding December 31st. Pursuant to the automatic increase provision, an additional 438,474 shares were reserved for issuance during the year ended December 31, 2011. The Company’s Board of Directors or Leadership Development and Compensation Committee will be able to reduce the amount of the increase in any particular year. No more than 10,000,000 shares of the Company’s common stock may be issued under the 2010 ESPP and no other shares may be added to this plan without the approval of the Company’s stockholders.

The initial offering period commenced on September 27, 2010, and ended on November 15, 2011. The initial offering period consisted of a single purchase period. Thereafter, a twelve-month offering period shall commence on each May 16th and November 16th, each consisting of two six-month purchase periods.

During the year ended December 31, 2011, 304,253 shares of common stock were purchased under the 2010 ESPP. At December 31, 2011, 302,848 shares of the Company’s common stock remained available for issuance under the 2010 ESPP.

Stock Option Activity

The Company’s stock option activity and related information for the year ended December 31, 2011 was as follows:

	Number Outstanding	Weighted - Average Exercise Price	Weighted - Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
				(in thousands)
Outstanding - December 31, 2010	7,274,637	$8.01	8.0	$135,792
Options granted	2,692,249	$25.62
Options exercised	(1,337,186)	$3.91
Options cancelled	(252,684)	$17.18
Outstanding - December 31, 2011	8,377,016	$14.05	7.9	$29,127

Vested and expected to vest after December 31, 2011	7,986,914	$13.76	7.8	$28,760
Exercisable at December 31, 2011	3,488,853	$7.55	6.8	$21,991

The aggregate intrinsic value of options exercised under all option plans was $28.7 million, $934,000 and $308,000 for the years ended December 31, 2011, 2010 and 2009, respectively, determined as of the date of option exercise.

The Company’s restricted stock units and restricted stock activity and related information for the year ended December 31, 2011 was as follows:

	RSUs	Weighted Average Grant-Date Fair Value	Weighted Average Remaining Contractual Life (Years)
Outstanding - December 31, 2010	—	$—	—
Awarded	385,156	$29.85	—
Vested	(9,967)	$30.30	—
Forfeited	—	$—	—
Outstanding - December 31, 2011	375,189	$29.84	1.4
Expected to vest after December 31, 2011	354,847	$29.84	1.0

The following table summarizes information about stock options outstanding as of December 31, 2011:

	Options Outstanding			Options Exercisable
Exercise Price	Number of Options	Weighted - Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
$0.10—$0.28	845,021	5.1	$0.28	839,193	$0.28
$1.50—$1.50	202,695	5.6	$1.50	187,432	$1.50
$3.93—$3.93	1,299,648	6.2	$3.93	955,765	$3.93
$4.31—$4.31	756,339	7.7	$4.31	371,064	$4.31
$9.32—$9.32	942,070	8.0	$9.32	314,273	$9.32
$10.64—$16.50	925,195	8.8	$15.01	261,200	$15.54
$16.53—$24.20	1,142,732	8.8	$21.69	329,437	$21.81
$24.50—$26.50	211,450	9.4	$25.73	7,770	$26.16
$26.84—$26.84	1,155,150	9.3	$26.84	75,047	$26.84
$27.13—$30.17	896,716	9.3	$27.76	147,672	$27.67
$0.10—$30.17	8,377,016	7.9	$14.05	3,488,853	$7.55

Common Stock Subject to Repurchase

Historically under the 2005 Plan, the Company allowed employees to exercise options prior to vesting. The Company has the right to repurchase at the original purchase price any unvested (but issued) common shares upon termination of service of an employee. The consideration received for an early exercise of an option is considered to be a deposit of the exercise price and the related dollar amount is recorded as a liability. The shares and liability are reclassified into equity on a ratable basis as the award vests. The Company recorded a liability in accrued expenses of $30,000 and $70,000, respectively, relating to options for 7,929 and 33,396 shares of common stock that were exercised and unvested as of December 31, 2011 and 2010, respectively. These shares were subject to a repurchase right held by the Company and are included in issued and outstanding shares as of December 31, 2011 and 2010, respectively.

Stock-Based Compensation Expense

Stock-based compensation expense related to options and restricted stock units granted to employees and nonemployees was allocated to research and development expense and sales, general and administrative expense as follows (in thousands):

	Years Ended December 31,
	2011	2010	2009
Research and development	$6,345	$2,161	$773
Sales, general and administrative	19,147	8,271	2,526
Total stock-based compensation expense	$25,492	$10,432	$3,299

Employee Stock–Based Compensation

During the years ended December 31, 2011, 2010 and 2009, the Company granted options to purchase 2,677,249, 2,918,440, and 1,089,053 shares of its common stock, respectively, to employees with weighted average grant date fair values of $18.41, $11.84, and $4.31 per share, respectively. As of December 31, 2011 and 2010, there were unrecognized compensation costs of $54.7 million, and $30.9 million, respectively, related to these stock options. The Company expects to recognize those costs over a weighted average period of 3.1 years as of December 31, 2011. Future option grants will increase the amount of compensation expense to be recorded in these periods.

During the year ended December 31, 2011, 352,301 of restricted stock units were granted to employees with a weighted average service-inception date fair value of $29.85. A total of $3.6 million in stock compensation expense was recognized for the year ended December 31, 2011 for restricted stock units granted to employees. No restricted stock units were granted to employees in 2010 or 2009. As of December 31, 2011 and 2010, there were unrecognized compensation costs of $6.0 million and zero, respectively, related to these restricted stock units.

During the years ended December 31, 2011, 2010 and 2009, the Company also recognized stock compensation expense related to its 2010 ESPP of $1.9 million, $0.5 million and zero, respectively.

Compensation expense was recorded for stock-based awards granted to employees based on the grant date estimated fair value (in thousands):

	Years Ended December 31,
	2011	2010	2009
Research and development	$6,306	$2,086	$765
Sales, general and administrative	18,288	5,696	1,822
Total stock-based compensation expense	$24,594	$7,782	$2,587

Employee stock-based compensation expense recognized for the year ended December 31, 2011 included $361,000 related to option modification. As part of a termination agreement with a key employee, the Company agreed to accelerate the vesting of options for 50,668 shares of common stock. The weighted average fair value per share of the modified options was $14.84 which was determined as of the date of modification. This modification to accelerate vesting of the associated stock options resulted in incremental stock-based compensation expense of $752,000 which will be amortized through June 2012 and offset against $338,000 in cancellation of unvested shares at the termination date, resulting in a net incremental expense of $414,000.

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

The Company estimated the fair value of employee stock options using the Black-Scholes option pricing model. The fair value of employee stock options is being amortized on a straight-line basis over the requisite service period of the awards. The fair value of employee stock options was estimated using the following weighted-average assumptions:

	Years Ended December 31,
	2011	2010	2009
Expected dividend yield	—%	—%	—%
Risk-free interest rate	2.3%	2.5%	2.8%
Expected term (in years)	5.8	6.0	6.0
Expected volatility	86%	96%	97%

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

Nonemployee Stock–Based Compensation

During the years ended December 31, 2011, 2010 and 2009, the Company granted nonemployee options to purchase 15,000, 101,000 and 20,500 shares of common stock, respectively, to nonemployees in exchange for services. Compensation expense of $797,000, $834,000 and $238,000 was recorded for the years ended December 31, 2011, 2010 and 2009, respectively, for stock-based awards granted to nonemployees. The nonemployee options were valued using the Black-Scholes option pricing model.

During the years ended December 31, 2011, 2010 and 2009, 32,855, 126,272, and zero restricted stock units, respectively, were granted to nonemployees and a total of $101,000, $1.8 million and $466,000, respectively, in stock compensation expense was recognized by the Company for years ended December 31, 2011, 2010 and 2009. The 126,272 restricted stock units that were granted in 2010 were awarded to a related party as compensation for advisory services rendered. These restricted stock units vested quarterly and became fully vested as of September 30, 2010.

The fair value of nonemployee stock options was estimated using the following weighted-average assumptions:

	Years Ended December 31,
	2011	2010	2009
Expected dividend yield	—%	—%	—%
Risk-free interest rate	2.1%	3.2%	3.3%
Expected term (in years)	7.8	8.6	8.1
Expected volatility	86%	95%	93%

13. Employee Benefit Plan

The Company established a 401(k) Plan to provide tax deferred salary deductions for all eligible employees. Participants may make voluntary contributions to the 401(k) Plan up to 90% of their eligible compensation, limited by certain Internal Revenue Service restrictions. The Company does not match employee contributions.

14. Related Party Transactions

The Company has entered into a license agreement with University of California, Berkeley. A co-founder and advisor to the Company is a professor at the University of California, Berkeley. The Company paid the advisor $2,500, $23,000 and $34,000 during the years ended December 31, 2011, 2010 and 2009, respectively.

During 2008, the Company entered into an agreement with a venture capital group to provide strategic advisory services to Amyris and its then majority owned subsidiary Amyris Brasil. One of its former directors is also a member of the Company’s Board of Directors. Under the agreement, the Company issued options to the venture capital group, which vest and become exercisable based on the service of the former director of the group on the Company's Board of Directors (see Note 12).

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

In November 2011, the Company and Total Gas & Power USA SAS (“Total”) entered into an amendment of their Technology License, Development, Research and Collaboration Agreement. Pursuant to the amendment, Total has agreed to solely fund (i) the first $30.0 million in research and development costs related to the renewable diesel program which have been incurred since

August 1, 2011, which amount shall be in addition to the $50.0 million in research and development funding contemplated by the Collaboration Agreement (see Note 4).

On October 6, 2011, the Company completed an asset purchase of Draths. In connection with the acquisition, the Company issued 362,319 shares of Amyris Inc. common stock, of which 41,408 shares were held in escrow to certain stockholders of Draths, as well as $2.9 million in cash. One of the Company's board members was also on the board of Draths.

15. Restructuring

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

The following table summarizes the liability and utilization by cost type associated with the restructuring (in thousands):

	Exit Costs	Deferred Rent	Total
Accrued restructuring as of December 31, 2009	$5,078	$—	$5,078
Cash payments	(906)	—	(906)
Accretion expense	395	—	395
Reversal of restructuring liability	(2,061)	(2,506)	(4,567)
Accrued restructuring as of December 31, 2010	$2,506	$(2,506)	$—

16. Income Taxes

For the year ended December 31, 2011, the Company recorded a provision for income taxes of $552,000 which consisted of $727,000 for the accrual of Brazilian withholding tax on the intercompany interest liability, partially offset by $175,000 benefit from income taxes resulting from valuation allowance adjustments due to an increase in currency translation adjustments classified as other comprehensive losses. Other than the above mentioned provision for income tax, no additional provision for income taxes has been made, net of the valuation allowance, due to cumulative losses since the commencement of operations.

The components of loss before income taxes and minority interests are follows for the years ended December 31, 2011, 2010 and 2009 (in thousands):

	Years Ended December 31,
	2011	2010	2009
United States	$(140,153)	$(67,525)	$(57,393)
Foreign	(38,806)	(15,265)	(7,407)
Loss before income taxes	$(178,959)	$(82,790)	$(64,800)

The components of the provision for income taxes are as follows for the years ended December 31, 2011, 2010 and 2009 (in thousands):

	Years Ended December 31,
	2011	2010	2009
Current:
Federal	$—	$—	$—
State	—	—	—
Foreign	727	—	—
Total current provision (benefit)	727	—	—
Deferred:
Federal	(150)	—	—
State	(25)	—	—
Foreign	—	—	—
Total deferred provision (benefit)	(175)	—	—
Total provision for income taxes	$552	$—	$—

A reconciliation between the statutory federal income tax and the Company’s effective tax rates as a percentage of loss before income taxes is as follows:

	Years Ended December 31,
	2011	2010	2009
Statutory tax rate	(34.0)%	(34.0)%	(34.0)%
State tax rate, net of federal benefit	(4.4)%	(1.6)%	(5.5)%
Stock-based compensation	0.6%	0.3%	0.4%
Federal R&D credit	(0.8)%	(0.8)%	(1.0)%
Other	(0.7)%	1.6%	(1.2)%
Foreign losses	(5.4)%
Change in valuation allowance	45.0%	34.5%	41.3%
Effective income tax rate	0.3%	—%	—%

Temporary differences and carryforwards that gave rise to significant portions of deferred taxes are as follows (in thousands):

	December 31,
	2011	2010	2009
Net operating loss carry forwards	$103,390	$56,615	$37,118
Fixed assets	—	340	108
Research and development credits	5,937	3,325	2,409
Accruals and reserves	12,150	2,257	1,240
Stock-based compensation	11,351	4,316	1,602
Capitalized start-up costs	22,974	8,993	2,908
Other	3,705	225	2,414
Total deferred tax assets	159,507	76,071	47,799
Fixed assets	(2,742)	—	—
Other	—	—	—
Total deferred tax liabilities	(2,742)	—	—
Net deferred tax asset prior to valuation allowance	156,765	76,071	47,799
Less: Valuation allowance	(156,765)	(76,071)	(47,799)
Net deferred tax assets (liabilities)	$—	$—	$—

Recognition of deferred tax assets is appropriate when realization of such assets is more likely than not. Based upon the weight of available evidence, especially the uncertainties surrounding the realization of deferred tax assets through future taxable income, the Company believes it is not yet more likely than not that the net deferred tax assets will be fully realizable. Accordingly, the Company has provided a full valuation allowance against its net deferred tax assets as of December 31, 2011. The valuation allowance increased $80.7 million, $28.3 million, and $26.8 million during the years ended December 31, 2011, 2010 and 2009, respectively.

As of December 31, 2011, the Company had federal and state net operating loss carryforwards of approximately $299.2 million and $197.2 million available to reduce future taxable income, if any, respectively. Approximately $23.4 million and $16.3 million of the federal and state net operating loss carryforwards, respectively, resulted from exercises of employee stock options and vesting of restricted stock units and were not included in the Company’s gross deferred tax assets. In accordance with ASC 718, such unrecognized deferred tax benefits of approximately $8.8 million will be accounted for as a credit to the additional paid-in capital if and when realized through a reduction in income tax payable. The Tax Reform Act of 1986 and similar state provisions limit the use of net operating loss carryforwards in certain situations where equity transactions result in a change of ownership as defined by Internal Revenue Code Section 382. In the event the Company should experience an ownership change, as defined, utilization of its federal and state net operating loss carryforwards could be limited. If not utilized, the federal net operating loss carryforward begins expiring in 2025, and the California net operating loss carryforward begins expiring in 2015.

The Company also had federal research and development credit and foreign tax credit carryforwards of $5.7 million, and California research and development credit carryforwards of $5.5 million, respectively, at December 31, 2011. The Tax Reform Act of 1986 limits the use of research and development credit carryforwards in certain situations where equity transactions result in a change of ownership as defined by Internal Revenue Code Section 383. The federal credits will expire starting 2020 if not utilized. The California tax credits can be carried forward indefinitely.

Effective January 1, 2007, the Company adopted the accounting guidance on uncertainties in income taxes. A reconciliation of the beginning and ending amounts of unrecognized tax benefits since the adoption of accounting guidance on uncertainty in income taxes is as follows:

Balance at December 31, 2009	$1,032
Increases in tax positions for prior period	138
Increases in tax positions during current period	564
Balance at December 31, 2010	1,734
Increases in tax positions for prior period	—
Increases in tax positions during current period	1,369
Balance at December 31, 2011	$3,103

The Company’s policy is to include interest and penalties related to unrecognized tax benefits within the provision for taxes. The Company determined that no accrual for interest and penalties was required as of December 31, 2011.

As of December 31, 2011, the Company’s total unrecognized tax benefits were $3.1 million, of which none of the tax benefits, if recognized, would affect the effective income tax rate due to the valuation allowance that currently offsets deferred tax assets. The Company does not anticipate the total amount of unrecognized income tax benefits will significantly increase or decrease in the next 12 months.

The Company’s primary tax jurisdiction is the United States. For United States federal and state tax purposes, tax years 2003 through 2010 remain open and subject to tax examination by the appropriate federal or state taxing authorities. Brazil tax years 2008 through 2010 remain open and subject to examination.

The Company is currently under audit by the US Internal Revenue Service for tax year 2008. As of December 31, 2011, the Company has not received an assessment with regard to this audit.

17. Reporting Segments

The chief operating decision maker for the Company is the chief executive officer. The chief executive officer reviews financial information presented on a consolidated basis, accompanied by information about revenue by geographic region, for purposes of allocating resources and evaluating financial performance. The Company has one business activity comprised of development and sales of fuels and farnesene-derived products and there are no segment managers who are held accountable for operations, operating results or plans for levels or components below the consolidated unit level. Accordingly, the Company has determined that it has a single reportable segment and operating unit structure.

Revenues by geography are based on the location of the customer. The following tables set forth revenue and long-lived assets by geographic area (in thousands):

Revenues

	Years Ended December 31,
	2011	2010	2009
United States	$141,098	$80,311	$64,608
Brazil	141	—	—
Europe	5,695	—	—
Japan	57	—	—
Total	$146,991	$80,311	$64,608

Long-Lived Assets

	December 31,
	2011	2010
United States	$76,108	$43,147
Brazil	48,240	11,700
Europe	3,753	—
Total	$128,101	$54,847

18. Subsequent Events

On February 17, 2012, the Company entered into a supplemental agreement with Banco Pine S.A. under which the parties agreed to extend the maturity date for the repayment of the original loan entered into on December 22, 2011 (see Note 6) from February 17, 2012 to May 17, 2012. In connection with the extension, the Company is obligated to pay R$129,150 (approximately US$75,000 based on the exchange rate as of February 17, 2012) as tax on the financial transaction as required by Brazilian law.

On February 23, 2012, the Company sold 10,160,325 shares of its common stock in a private placement for aggregate proceeds of $58.7 million. The private placement included a commitment from one of the investors to purchase an additional $15.0 million of common stock upon satisfaction of certain conditions in 2013.

On February 24, 2012, the Company entered into a toll manufacturing agreement with Albemarle.  This agreement superseded the original agreement with Albemarle dated July 2011.  The term of the agreement continues through December 31, 2019.  The agreement includes certain obligations for the Company to pay fixed costs totaling $7.5 million, of which $3.5 million and $4.0 million are payable in 2012 and 2014, respectively. In addition, fixed costs of $2.0 million is payable per quarter in 2013 if the Company exercises its option to have product manufactured in the facility in 2013.  The agreement also includes variable pricing during the contract term.

On February 24, 2012, the Company entered into a security purchase agreement to sell $25.0 million in principal amount of unsecured senior convertible promissory notes due in 2017.  The notes have a 3.0% annual interest rate and are convertible into shares of the Company's common stock at a conversion price of $7.0682 (an 18.0% premium to market value determined under the governance rules of The NASDAQ Stock Market), subject to adjustment for proportional adjustments to outstanding common stock and anti-dilution provisions in case of dividends and distributions.  The note holders have a right to require repayment of 101% of the principal amount of the notes in an acquisition of the Company, and the notes provide for payment of unpaid interest on conversion following such an acquisition if the note holders do not require such repayment.  The securities purchase agreement and notes include covenants regarding payment of interest, maintaining our listing status, limitations on debt, maintenance of corporate existence, and filing of SEC reports. The notes include standard events of default resulting in acceleration of indebtedness, including failure to pay, bankruptcy and insolvency, cross-defaults, and breaches of the covenants in the securities purchase agreement and notes, with default interest rates and associated cure periods applicable to the covenant regarding SEC reporting.

SUPPLEMENTARY FINANCIAL DATA
Selected Quarterly Financial Data (unaudited)

The following table presents selected unaudited consolidated financial data for each of the eight quarters in the two-year period ended December 31, 2011. In the Company’s opinion, this unaudited information has been prepared on the same basis as the audited information and includes all adjustments (consisting of only normal recurring adjustments) necessary for a fair statement of the financial information for the period presented. Net loss per share—basic and diluted, for the four quarters of each fiscal year may not sum to the total for the fiscal year because of the different number of shares outstanding during each period.

	Quarter
	First	Second	Third		Fourth
	(In thousands, except share and per share amounts)
Year Ended December 31, 2011
Total revenues	$37,174	$32,002	$36,276		$41,539
Product sales	$34,020	$27,816	$31,162		$36,839
Gross profit (loss) from product sales	$(362)	$(1,320)	$(4,567)		$(19,529)
Net loss attributable to common stockholders	$(33,137)	$(42,615)	$(43,690)		$(59,428)
Net loss per share—basic and diluted	$(0.76)	$(0.95)	$(0.97)		$(1.30)
Shares used in calculation—basic and diluted	43,851,142	44,626,721	45,031,613		45,663,667
Year Ended December 31, 2010
Total revenues	$13,655	$12,702	$24,225		$29,729
Product sales	$9,954	$10,028	$22,055		$26,627
Gross profit (loss) from product sales	$(49)	$(101)	$(845)		$(856)
Net loss attributable to common stockholders	$(16,152)	$(19,944)	$(62,140)	(1)	$(25,643)
Net loss per share—basic and diluted	$(3.22)	$(3.94)	$(11.89)		$(0.59)
Shares used in calculation—basic and diluted	5,010,569	5,056,914	5,227,689		43,744,476

(1)
During the three months ended September 30, 2010, the Company recorded a deemed dividend related to the charges incurred with the one-time beneficial conversion feature of the Series D convertible preferred stock of $39.3 million and to the one-time beneficial conversion feature related to the conversion of Amyris Brasil S.A. shares of $2.7 million, each of which converted into Amyris Inc. common stock at the time of the IPO.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act of 1934, as amended (Exchange Act), as of the end of the period covered by this Annual Report on Form 10-K.  Based on this evaluation, our chief executive officer (CEO) and chief financial officer (CFO) concluded that, as of December 31, 2011 our disclosure controls and procedures are designed and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed by, or under the supervision of, our CEO and CFO, and effected by the Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	Pertain to the maintenance of records that accurately and fairly reflect in reasonable detail the transactions and dispositions of the assets of our company;

•
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

•
Provide reasonable assurances regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material adverse effect on our financial statements.

Our management assessed our internal control over financial reporting as of December 31, 2011, the end of our fiscal year. Management based its assessment on criteria established in "Internal Control-Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on management's assessment of our internal control over financial reporting, management concluded that, as of December 31, 2011, our internal control over financial reporting was effective. The effectiveness of the Company's internal control over financial reporting as of December 31, 2011 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Internal control over financial reporting has inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of such limitations, there is a risk that material misstatements will not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during our fourth fiscal quarter ended December 31, 2011 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

In August 2011, we notified the lessor of our leased office facilities in Brazil of our termination of our existing lease effective November 30, 2011. In November 2011, we requested an extension to remain in the building until December 31, 2011, which was granted. The Private Instrument of Non-Residential Real Estate Lease Agreement between MMJ Administração e Participações Ltda. and Amyris Brasil S.A. dated June 24, 2010 was accordingly terminated as of December 31, 2011. Effective as of November 15, 2011, Amyris Brasil entered into a new lease agreement, dated August 10, 2011, with Techno Park Empreendimentos e Administração Imobiliária Ltda. for new office facilities in Campinas, Brazil. The new lease agreement has a term of five years commencing in November 2011 with an estimated annual rent payment of approximately $456,000.

PART III

Certain information required by Part III is omitted from this Annual Report on Form 10-K and is incorporated herein by reference from our definitive proxy statement relating to our 2012 annual meeting of stockholders, pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, also referred to in this Form 10-K as our 2012 Proxy Statement, which we expect to file with the SEC no later than April 30, 2012.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information appearing in our 2012 Proxy Statement under the following headings is incorporated herein by reference:

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

ITEM 11. EXECUTIVE COMPENSATION

The information appearing in our 2012 Proxy Statement under the following headings is incorporated herein by reference:

•	Executive Compensation

•	Director Compensation

•	Compensation Committee Interlocks and Insider Participation

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information appearing in our 2012 Proxy Statement under the following headings is incorporated herein by reference:

•	Security Ownership of Certain Beneficial Owners and Management

•	Equity Compensation Plan Information

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information appearing in our 2012 Proxy Statement under the following headings is incorporated herein by reference:

•	Transactions with Related Persons

•	Proposal 1—Election of Directors—Independence of Directors

•	Proposal 1—Election of Directors—Committees of the Board

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information appearing in our 2012 Proxy Statement under the proposal entitled “Ratification of Appointment of Independent Registered Public Accounting Firm” is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report on Form 10-K:

(1) Financial Statements. Reference is made to the Index to the registrant’s the Financial Statements under Item 8 in Part II of this Form 10-K.

(2) Financial Statement Schedules. The following consolidated financial statement schedule of the registrant is filed as part of this report on Form 10-K and should be read in conjunction with the Consolidated Financial Statements of Amyris, Inc.

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 and 2009
(in thousands)

	Balance at Beginning of Period	Additions	Write-off/ Adjustments	Balance at End of Period
Deferred Tax Assets Valuation Allowance:
Year ended December 31, 2011	$76,071	$80,694	$—	$156,765
Year ended December 31, 2010	$47,799	$28,272	$—	$76,071
Year ended December 31, 2009	$21,019	$26,780	$—	$47,799

	Balance at Beginning of Period	Additions	Write-off/ Adjustments	Balance at End of Period
Allowance for Doubtful Accounts:
Year ended December 31, 2011	$—	$245	$—	$245
Year ended December 31, 2010	$—	$—	$—	$—
Year ended December 31, 2009	$—	$—	$—	$—

Schedules not listed above are omitted because they are not required, they are not applicable or the information is already included in the consolidated financial statements or notes thereto.

(3) Exhibits. The exhibits listed on the accompanying index to exhibits in Item 15(b) below are filed as part of, or hereby incorporated by reference into, this report on Form 10-K.

(b)	Exhibits.

The exhibits listed below are required by Item 601 of Regulation S-K.

Exhibit Index		Previously Filed				Filed Herewith
	Description	Form	File No.	Filing Date	File No.
3.01	Restated Certificate of Incorporation	10-Q	001-34885	November 10, 2010	3.01
3.02	Restated Bylaws	10-Q	001-34885	November 10, 2010	3.02
4.01	Form of Stock Certificate	S-1	333-166135	July 6, 2010	4.01
4.02	Amended and Restated Investors’ Rights Agreement dated June 21, 2010 among registrant and registrant’s security holders listed therein	S-1	333-166135	June 23, 2010	4.02
4.03	Stock Purchase Warrant dated September 23, 2008 issued to ES East Associates, LLC	S-1	333-166135	April 16, 2010	4.08
4.04	Amendment No. 1, dated April 8, 2010, to Stock Purchase Warrant between ES East Associates, LLC and registrant	S-1	333-166135	April 16, 2010	4.09
4.05	Stock Purchase Warrant dated March 6, 2008 issued to Starfish, LLC	S-1	333-166135	April 16, 2010	4.10
4.06	Amendment No. 1, dated April 8, 2010, to Stock Purchase Warrant between Starfish, LLC and registrant	S-1	333-166135	April 16, 2010	4.11
4.07	Warrant to Purchase Stock dated December 23, 2011 issued to ATEL Ventures, Inc.					X
4.08	Side Letter, dated June 21, 2010, between registrant and Total Gas & Power USA, SAS	S-1	333-166135	April 16, 2010	4.19

Exhibit Index		Previously Filed				Filed Herewith
	Description	Form	File No.	Filing Date	Exhibit
10.01	Form of Indemnity Agreement between registrant and its directors and officers	S-1	333-166135	June 23, 2010	10.01
10.02[a]	Uncommitted Facility Letter dated November 25, 2008 between BNP Paribas and Amyris Fuels, Inc.	S-1	333-166135	August 31, 2010	10.02
10.03[a]	Amendment to Uncommitted Facility Letter dated October 7, 2009 among registrant, BNP Paribas and Amyris Fuels, LLC	S-1	333-166135	August 31, 2010	10.03
10.04	Amendment No. 2 to Uncommitted Facility Letter dated March 8, 2010 between registrant, BNP Paribas and Amyris Fuels, LLC	S-1	333-166135	August 31, 2010	10.04
10.05	Amendment No. 3 to Uncommitted Credit Facility Letter, dated February 7, 2011, between registrant, BNP Paribas and Amyris Fuels, LLC	10-Q	001-34885	August 11, 2011	10.03
10.06	Amendment No. 4 to Uncommitted Credit Facility Letter, dated May 24, 2011, between registrant, BNP Paribas and Amyris Fuels, LLC	10-Q	001-34885	August 11, 2011	10.04
10.07	Plain English Master Lease Agreement, dated March 14, 2008, between registrant and TriplePoint Capital LLC	S-1	333-166135	April 16, 2010	10.04
10.08	First Amendment, dated September 18, 2009, to Plain English Master Lease Agreement between registrant and TriplePoint Capital LLC	S-1	333-166135	April 16, 2010	10.05
10.09	Assistance Agreement, dated December 30, 2009, as modified by Assistance Agreement dated March 26, 2010, between registrant and the U.S. Department of Energy, together with schedules and supplements thereto	S-1	333-166135	April 16, 2010	10.09
10.10	Modification No. 2, dated April 19, 2010, to Assistance Agreement between registrant and the U.S. Department of Energy	S-1	333-166135	May 25, 2010	10.13
10.11bc	Agreement for Credit Opening, dated November 16, 2011, between Amyris Brasil Ltda. and Banco Nacional de Desenvolvimento Econȏmico e Social - BNDES					X
10.12[b]	Corporate Guarantee, dated November 28, 2011, issued by registrant to Banco Nacional de Desenvolvimento Econȏmico e Social - BNDES					X
10.13[c]	Bank Credit Agreement, dated December 21, 2011, between Amyris Brasil Ltda. and Banco Pine S.A.					X
10.14[b]	Revolving Credit Facility letter agreement, dated December 23, 2010, between registrant and Bank of the West					X
10.15[a]	Joint Venture Agreement dated April 14, 2010 among registrant, Amyris Brasil S.A. and Usina São Martinho S.A.	S-1	333-166135	August 31, 2010	10.14
10.16[a]	Shareholders’ Agreement dated April 14, 2010 among registrant, Amyris Brasil S.A. and Usina São Martinho S.A.	S-1	333-166135	May 25, 2010	10.17
10.17[a]	Technology License, Development, Research and Collaboration Agreement, dated June 21, 2010, between registrant and Total Gas & Power USA Biotech, Inc.	S-1	333-16135	September 20, 2010	10.46
10.18	Letter agreement, dated January 11, 2011, between registrant and Total Gas & Power USA Biotech, Inc.	10-Q	001-34885	May 11, 2011	10.01

Exhibit Index		Previously Filed				Filed Herewith
	Description	Form	File No.	Filing Date	Exhibit
10.19[b]	First Amendment to Technology License, Development, Research and Collaboration Agreement, dated November 23, 2011, between registrant and Total Gas & Power USA SAS					X
10.20[a]	Joint Venture Implementation Agreement dated June 3, 2011 among Amyris, Inc., Amyris Brasil S.A., Cosan Combustíveis e Lubrificantes S.A. and Cosan S.A. Indústria e Comércio	10-Q	001-34885	August 11, 2011	10.01
10.21[a]	Shareholders' Agreement, dated June 3, 2011, among Amyris Brasil S.A., Cosan Combustíveis e Lubrificantes S.A. and Novvi S.A.	10-Q	001-34885	August 11, 2011	10.02
10.22	Lease, dated August 22, 2007, between registrant and ES East Associates, LLC	S-1	333-166135	April 16, 2010	10.17
10.23	First Amendment, dated March 10, 2008, to Lease between registrant and ES East Associates, LLC	S-1	333-166135	April 16, 2010	10.18
10.24	Second Amendment, dated April 25, 2008, to Lease between registrant and ES East Associates, LLC	S-1	333-166135	April 16, 2010	10.19
10.25	Third Amendment, dated July 31, 2008, to Lease between registrant and ES East Associates, LLC	S-1	333-166135	April 16, 2010	10.20
10.26	Fourth Amendment, dated November 14, 2009, to Lease between registrant and ES East Associates, LLC	S-1	333-166135	April 16, 2010	10.21
10.27	Fifth Amendment, dated October 15, 2010, to Lease between registrant and ES East, LLC.	10-K	001-34885	March 14, 2011	10.17
10.28	Lease dated April 25, 2008 between registrant and EmeryStation Triangle, LLC	S-1	333-166135	April 16, 2010	10.22
10.29	Letter, dated April 25, 2008, amending Lease between registrant and EmeryStation Triangle, LLC	S-1	333-166135	April 16, 2010	10.23
10.30	Second Amendment, dated February 5, 2010, to Lease between registrant and EmeryStation Triangle, LLC	S-1	333-166135	April 16, 2010	10.24
10.31	Pilot Plant Expansion Right Letter dated December 22, 2008 between registrant and EmeryStation Triangle, LLC	S-1	333-166135	April 16, 2010	10.25
10.32bc	Lease Agreement dated, August 10, 2011, between Amyris Brasil Ltda. and Techno Park Empreendimentos e Administraҫão Imobiliária Ltda.					X

Exhibit Index		Previously Filed				Filed Herewith
	Description	Form	File No.	Filing Date	Exhibit
10.33[d]	Offer Letter dated September 27, 2006 between registrant and John Melo	S-1	333-16135	April 16, 2010	10.27
10.34[d]	Amendment, dated December 18, 2008, between registrant and John Melo	S-1	333-16135	April 16, 2010	10.28
10.35[d]	Offer Letter, dated January 17, 2008, between registrant and Jeryl Hilleman	S-1	333-16135	April 16, 2010	10.31
10.36[d]	Amendment, dated December 18, 2008, between registrant and Jeryl Hilleman	S-1	333-16135	April 16, 2010	10.32
10.37[d]	Letter Agreement dated August 2, 2011 between Amyris, Inc. and Jeryl Hilleman	10-Q	001-34885	November 9, 2011	10.01
10.38[d]	Offer Letter, dated November 9, 2009, between registrant and Peter Boynton	10-Q	001-34885	August 11, 2011	10.05
10.39[d]	Letter Confirming Amended and Restated Terms of Employment, dated April 18, 2011, between Amyris, Inc. and Mario Portela	10-Q	001-34885	August 11, 2011	10.06
10.40[d]	Offer Letter, dated January 24, 2005, between registrant and Tamara Tompkins	S-1	333-16135	April 16, 2010	10.35
10.41[d]	Amendment, dated January 15, 2009, between registrant and Tamara Tompkins	S-1	333-16135	April 16, 2010	10.36
10.42[d]	2005 Stock Option/Stock Issuance Plan	10-Q	001-34885	November 9, 2011	10.02
10.43[d]	Form of Notice of Grant of Stock Option under registrant’s 2005 Stock Option/Stock Issuance Plan	S-1	333-16135	April 16, 2010	10.38
10.44[d]	Form of Notice of Grant of Stock Option (non-Exempt) under registrant’s 2005 Stock Option/Stock Issuance Plan	S-1	333-16135	April 16, 2010	10.39
10.45[d]	Form of Notice of Grant of Stock Option (non-US) under registrant’s 2005 Stock Option/Stock Issuance Plan	S-1	333-16135	April 16, 2010	10.40
10.46[d]	Form of Stock Option Agreement under registrant’s 2005 Stock Option/Stock Issuance Plan	S-1	333-16135	April 16, 2010	10.41
10.47[d]	Form of Stock Option Agreement (non-US) under registrant’s 2005 Stock Option/Stock Issuance Plan	S-1	333-16135	April 16, 2010	10.42
10.48[d]	Form of Stock Purchase Agreement under registrant’s 2005 Stock Option/Stock Issuance Plan	S-1	333-16135	April 16, 2010	10.43

Exhibit Index		Previously Filed				Filed Herewith
	Description	Form	File No.	Filing Date	Exhibit
10.49[d]	Form of Stock Purchase Agreement (non-US) under registrant’s 2005 Stock Option/Stock Issuance Plan	S-1	333-16135	April 16, 2010	10.44
10.50[d]	2010 Equity Incentive Plan and forms of award agreements thereunder	S-1	333-16135	June 23, 2010	10.46
10.51[d]	2010 Employee Stock Purchase Plan and forms of award agreements thereunder	S-1	333-16135	September 20, 2010	10.45
10.52de	Compensation arrangements between registrant and its non-employee directors					e
10.53df	Compensation arrangements between registrant and its executive officers					f
21.01	List of subsidiaries					X
23.01	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm					X
24.01	Power of Attorney (see signature page to this Form 10-K)					X
31.01	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(c) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.02	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(c) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.01[g]	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.02[g]	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101[h]
The following materials from registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Operations; (ii) the Consolidated Balance Sheets; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Convertible Preferred Stock, Redeemable Noncontrolling Interest and Equity (Deficit); (v) the Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements.
X

a.	Portions of this exhibit, which have been granted confidential treatment by the Securities and Exchange Commission, have been omitted.

b.	Portions of this exhibit have been omitted pending a determination by the Securities and Exchange Commission as to whether these portions should be granted confidential treatment.

c.
Translation to English from Portuguese in accordance with Rule 12b-12(d) of the regulations promulgated by the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended (the "Exchange Act").

d.	Indicates management contract or compensatory plan or arrangement.

e.
Description contained under the heading "Director Compensation" in registrant's definitive proxy materials filed with the Securities and Exchange Commission on April 8, 2011 and incorporated herein by reference.

f.
Descriptions contained (i) under the heading "Executive Compensation" in registrant's definitive proxy materials filed with the Securities and Exchange Commission on April 8, 2011 and (ii) in registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 2, 2011, and incorporated herein by reference.

g.
This certification shall not be deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that Section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended or the Exchange Act.

h.
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

Dated: February 28, 2012	Amyris, Inc.

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

Signature	Title	Date

/s/ JOHN MELO John Melo	Director, President and Chief Executive Officer (Principal Executive Officer)	February 28, 2012

/s/ JERYL HILLEMAN Jeryl Hilleman	Chief Financial Officer (Principal Accounting and Financial Officer)	February 28, 2012

/s/ RALPH ALEXANDER Ralph Alexander	Director	February 28, 2012

/s/ PHILIPPE BOISSEAU Philippe Boisseau	Director	February 28, 2012

/S/ JOHN DOERR John Doerr	Director	February 28, 2012

/s/ SAMIR KAUL Samir Kaul	Director	February 28, 2012

/s/ ARTHUR LEVINSON Arthur Levinson, Ph.D.	Director	February 28, 2012

/s/ PATRICK PICHETTE Patrick Pichette	Director	February 28, 2012

Signature	Title	Date

/s/ CAROLE PIWNICA Carole Piwnica	Director	February 28, 2012

/s/ NEIL RENNINGER Neil Renninger, Ph.D.	Director	February 28, 2012

/s/ FERNANDO REINACH Fernando Reinach, Ph.D.	Director	February 28, 2012

EXHIBIT INDEX

Exhibit Index		Previously Filed				Filed Herewith
	Description	Form	File No.	Filing Date	Exhibit
3.01	Restated Certificate of Incorporation	10-Q	001-34885	November 10, 2010	3.01
3.02	Restated Bylaws	10-Q	001-34885	November 10, 2010	3.02
4.01	Form of Stock Certificate	S-1	333-166135	July 6, 2010	4.01
4.02	Amended and Restated Investors’ Rights Agreement dated June 21, 2010 among registrant and registrant’s security holders listed therein	S-1	333-166135	June 23, 2010	4.02
4.03	Stock Purchase Warrant dated September 23, 2008 issued to ES East Associates, LLC	S-1	333-166135	April 16, 2010	4.08
4.04	Amendment No. 1, dated April 8, 2010, to Stock Purchase Warrant between ES East Associates, LLC and registrant	S-1	333-166135	April 16, 2010	4.09
4.05	Stock Purchase Warrant dated March 6, 2008 issued to Starfish, LLC	S-1	333-166135	April 16, 2010	4.10
4.06	Amendment No. 1, dated April 8, 2010, to Stock Purchase Warrant between Starfish, LLC and registrant	S-1	333-166135	April 16, 2010	4.11
4.07	Warrant to Purchase Stock dated December 23, 2011 issued to ATEL Ventures, Inc.					X
4.08	Side Letter, dated June 21, 2010, between registrant and Total Gas & Power USA, SAS	S-1	333-166135	April 16, 2010	4.19
10.01	Form of Indemnity Agreement between registrant and its directors and officers	S-1	333-166135	June 23, 2010	10.01
10.02[a]	Uncommitted Facility Letter dated November 25, 2008 between BNP Paribas and Amyris Fuels, Inc.	S-1	333-166135	August 31, 2010	10.02
10.03[a]	Amendment to Uncommitted Facility Letter dated October 7, 2009 among registrant, BNP Paribas and Amyris Fuels, LLC	S-1	333-166135	August 31, 2010	10.03
10.04	Amendment No. 2 to Uncommitted Facility Letter dated March 8, 2010 between registrant, BNP Paribas and Amyris Fuels, LLC	S-1	333-166135	August 31, 2010	10.04
10.05	Amendment No. 3 to Uncommitted Credit Facility Letter, dated February 7, 2011, between registrant, BNP Paribas and Amyris Fuels, LLC	10-Q	001-34885	August 11, 2011	10.03
10.06	Amendment No. 4 to Uncommitted Credit Facility Letter, dated May 24, 2011, between registrant, BNP Paribas and Amyris Fuels, LLC	10-Q	001-34885	August 11, 2011	10.04
10.07	Plain English Master Lease Agreement, dated March 14, 2008, between registrant and TriplePoint Capital LLC	S-1	333-166135	April 16, 2010	10.04
10.08	First Amendment, dated September 18, 2009, to Plain English Master Lease Agreement between registrant and TriplePoint Capital LLC	S-1	333-166135	April 16, 2010	10.05
10.09	Assistance Agreement, dated December 30, 2009, as modified by Assistance Agreement dated March 26, 2010, between registrant and the U.S. Department of Energy, together with schedules and supplements thereto	S-1	333-166135	April 16, 2010	10.09
10.10	Modification No. 2, dated April 19, 2010, to Assistance Agreement between registrant and the U.S. Department of Energy	S-1	333-166135	May 25, 2010	10.13

Exhibit Index		Previously Filed				Filed Herewith
	Description	Form	File No.	Filing Date	Exhibit
10.11bc	Agreement for Credit Opening, dated November 16, 2011, between Amyris Brasil Ltda. and Banco Nacional de Desenvolvimento Econȏmico e Social - BNDES					X
10.12[b]	Corporate Guarantee, dated November 28, 2011, issued by registrant to Banco Nacional de Desenvolvimento Econȏmico e Social - BNDES					X
10.13[c]	Bank Credit Agreement, dated December 21, 2011, between Amyris Brasil Ltda. and Banco Pine S.A.					X
10.14[b]	Revolving Credit Facility letter agreement, dated December 23, 2010, between registrant and Bank of the West					X
10.15[a]	Joint Venture Agreement dated April 14, 2010 among registrant, Amyris Brasil S.A. and Usina São Martinho S.A.	S-1	333-166135	August 31, 2010	10.14
10.16[a]	Shareholders’ Agreement dated April 14, 2010 among registrant, Amyris Brasil S.A. and Usina São Martinho S.A.	S-1	333-166135	May 25, 2010	10.17
10.17[a]	Technology License, Development, Research and Collaboration Agreement, dated June 21, 2010, between registrant and Total Gas & Power USA Biotech, Inc.	S-1	333-16135	September 20, 2010	10.46
10.18	Letter agreement, dated January 11, 2011, between registrant and Total Gas & Power USA Biotech, Inc.	10-Q	001-34885	May 11, 2011	10.01
10.19[b]	First Amendment to Technology License, Development, Research and Collaboration Agreement, dated November 23, 2011, between registrant and Total Gas & Power USA SAS					X
10.20[a]	Joint Venture Implementation Agreement dated June 3, 2011 among Amyris, Inc., Amyris Brasil S.A., Cosan Combustíveis e Lubrificantes S.A. and Cosan S.A. Indústria e Comércio	10-Q	001-34885	August 11, 2011	10.01
10.21[a]	Shareholders' Agreement, dated June 3, 2011, among Amyris Brasil S.A., Cosan Combustíveis e Lubrificantes S.A. and Novvi S.A.	10-Q	001-34885	August 11, 2011	10.02
10.22	Lease, dated August 22, 2007, between registrant and ES East Associates, LLC	S-1	333-166135	April 16, 2010	10.17
10.23	First Amendment, dated March 10, 2008, to Lease between registrant and ES East Associates, LLC	S-1	333-166135	April 16, 2010	10.18
10.24	Second Amendment, dated April 25, 2008, to Lease between registrant and ES East Associates, LLC	S-1	333-166135	April 16, 2010	10.19
10.25	Third Amendment, dated July 31, 2008, to Lease between registrant and ES East Associates, LLC	S-1	333-166135	April 16, 2010	10.20
10.26	Fourth Amendment, dated November 14, 2009, to Lease between registrant and ES East Associates, LLC	S-1	333-166135	April 16, 2010	10.21
10.27	Fifth Amendment, dated October 15, 2010, to Lease between registrant and ES East, LLC	10-K	001-34885	March 14, 2011	10.17

Exhibit Index		Previously Filed				Filed Herewith
	Description	Form	File No.	Filing Date	Exhibit
10.28	Lease dated April 25, 2008 between registrant and EmeryStation Triangle, LLC	S-1	333-166135	April 16, 2010	10.22
10.29	Letter, dated April 25, 2008, amending Lease between registrant and EmeryStation Triangle, LLC	S-1	333-166135	April 16, 2010	10.23
10.30	Second Amendment, dated February 5, 2010, to Lease between registrant and EmeryStation Triangle, LLC	S-1	333-166135	April 16, 2010	10.24
10.31	Pilot Plant Expansion Right Letter dated December 22, 2008 between registrant and EmeryStation Triangle, LLC	S-1	333-166135	April 16, 2010	10.25
10.32bc	Lease Agreement dated, August 10, 2011, between Amyris Brasil Ltda. and Techno Park Empreendimentos e Administraҫão Imobiliária Ltda.					X
10.33[d]	Offer Letter dated September 27, 2006 between registrant and John Melo	S-1	333-16135	April 16, 2010	10.27
10.34[d]	Amendment, dated December 18, 2008, between registrant and John Melo	S-1	333-16135	April 16, 2010	10.28
10.35[d]	Offer Letter, dated January 17, 2008, between registrant and Jeryl Hilleman	S-1	333-16135	April 16, 2010	10.31
10.36[d]	Amendment, dated December 18, 2008, between registrant and Jeryl Hilleman	S-1	333-16135	April 16, 2010	10.32
10.37[d]	Letter Agreement dated August 2, 2011 between Amyris, Inc. and Jeryl Hilleman	10-Q	001-34885	November 9, 2011	10.01
10.38[d]	Offer Letter, dated November 9, 2009, between registrant and Peter Boynton	10-Q	001-34885	August 11, 2011	10.05
10.39[d]	Letter Confirming Amended and Restated Terms of Employment, dated April 18, 2011, between Amyris, Inc. and Mario Portela	10-Q	001-34885	August 11, 2011	10.06
10.40[d]	Offer Letter, dated January 24, 2005, between registrant and Tamara Tompkins	S-1	333-16135	April 16, 2010	10.35
10.41[d]	Amendment, dated January 15, 2009, between registrant and Tamara Tompkins	S-1	333-16135	April 16, 2010	10.36
10.42[d]	2005 Stock Option/Stock Issuance Plan	10-Q	001-34885	November 9, 2011	10.02
10.43[d]	Form of Notice of Grant of Stock Option under registrant’s 2005 Stock Option/Stock Issuance Plan	S-1	333-16135	April 16, 2010	10.38
10.44[d]	Form of Notice of Grant of Stock Option (non-Exempt) under registrant’s 2005 Stock Option/Stock Issuance Plan	S-1	333-16135	April 16, 2010	10.39
10.45[d]	Form of Notice of Grant of Stock Option (non-US) under registrant’s 2005 Stock Option/Stock Issuance Plan	S-1	333-16135	April 16, 2010	10.40

Exhibit Index		Previously Filed				Filed Herewith
	Description	Form	File No.	Filing Date	Exhibit
10.46[d]	Form of Stock Option Agreement under registrant’s 2005 Stock Option/Stock Issuance Plan	S-1	333-16135	April 16, 2010	10.41
10.47[d]	Form of Stock Option Agreement (non-US) under registrant’s 2005 Stock Option/Stock Issuance Plan	S-1	333-16135	April 16, 2010	10.42
10.48[d]	Form of Stock Purchase Agreement under registrant’s 2005 Stock Option/Stock Issuance Plan	S-1	333-16135	April 16, 2010	10.43
10.49[d]	Form of Stock Purchase Agreement (non-US) under registrant’s 2005 Stock Option/Stock Issuance Plan	S-1	333-16135	April 16, 2010	10.44
10.50[d]	2010 Equity Incentive Plan and forms of award agreements thereunder	S-1	333-16135	June 23, 2010	10.46
10.51[d]	2010 Employee Stock Purchase Plan and forms of award agreements thereunder	S-1	333-16135	September 20, 2010	10.45
10.52de	Compensation arrangements between registrant and its non-employee directors					e
10.53df	Compensation arrangements between registrant and its executive officers					f
21.01	List of subsidiaries					X
23.01	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm					X
24.01	Power of Attorney (see signature page to this Form 10-K)					X
31.01	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(c) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.02	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(c) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.01[g]	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.02[g]	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101[h]
The following materials from registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Operations; (ii) the Consolidated Balance Sheets; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Convertible Preferred Stock, Redeemable Noncontrolling Interest and Equity (Deficit); (v) the Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements.
						X

a.	Portions of this exhibit, which have been granted confidential treatment by the Securities and Exchange Commission, have been omitted.

b.	Portions of this exhibit have been omitted pending a determination by the Securities and Exchange Commission as to whether these portions should be granted confidential treatment.

c.
Translation to English from Portuguese in accordance with Rule 12b-12(d) of the regulations promulgated by the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended (the "Exchange Act").

d.	Indicates management contract or compensatory plan or arrangement.

e.
Description contained under the heading "Director Compensation" in registrant's definitive proxy materials filed with the Securities and Exchange Commission on April 8, 2011 and incorporated herein by reference.

f.
Descriptions contained (i) under the heading "Executive Compensation" in registrant's definitive proxy materials filed with the Securities and Exchange Commission on April 8, 2011 and (ii) in registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 2, 2011, and incorporated herein by reference.

g.
This certification shall not be deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that Section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended or the Exchange Act.

h.
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