Form 10-K/A
period 2011-12-31
AMYRIS, INC.
filed 2012-05-02
CIK 1365916

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-K/A
(Amendment No. 1)
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

DOCUMENTS INCORPORATED BY REFERENCE
None.

AMYRIS, INC.
FORM 10-K/A
Explanatory Note
          This Amendment No. 1 on Form 10-K/A (the “Amendment”) amends the Annual Report on Form 10-K (the “Original Annual Report”) for the year ended December 31, 2011, which was originally filed with the Securities and Exchange Commission (the “SEC”) on February 28, 2012. We are filing this Amendment in response to a comment letter received from the SEC (the “Comment Letter”) in connection with its review of our application for confidential treatment for certain omitted portions of Exhibits 10.14 and 10.19, among others. We have modified Part IV Item 15(b), “Exhibits,” and the Exhibit Index in this Amendment to reflect that confidential treatment for Exhibit 10.14 is no longer requested and that confidential treatment for Exhibit 10.19 continues to be requested. We are re-filing herewith Exhibit 10.14 in its entirety and Exhibit 10.19 omitting certain portions for which we have applied for confidential treatment.
      Except as described above, no attempt has been made in this Amendment to modify or update other disclosures presented in the Original Annual Report. This Amendment does not reflect events occurring after the filing of the Original Annual Report or modify or update those disclosures, including the exhibits to the Original Annual Report affected by subsequent events. Accordingly, this Amendment should be read in conjunction with our filings with the SEC subsequent to the filing of the Original Annual Report, including any amendments to those filings.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(b)	Exhibits.

The exhibits listed below are required by Item 601 of Regulation S-K.

Exhibit Index		Previously Filed				Filed Herewith
	Description	Form	File No.	Filing Date	File No.
3.01	Restated Certificate of Incorporation	10-Q	001-34885	November 10, 2010	3.01
3.02	Restated Bylaws	10-Q	001-34885	November 10, 2010	3.02
4.01	Form of Stock Certificate	S-1	333-166135	July 6, 2010	4.01
4.02	Amended and Restated Investors’ Rights Agreement dated June 21, 2010 among registrant and registrant’s security holders listed therein	S-1	333-166135	June 23, 2010	4.02
4.03	Stock Purchase Warrant dated September 23, 2008 issued to ES East Associates, LLC	S-1	333-166135	April 16, 2010	4.08
4.04	Amendment No. 1, dated April 8, 2010, to Stock Purchase Warrant between ES East Associates, LLC and registrant	S-1	333-166135	April 16, 2010	4.09
4.05	Stock Purchase Warrant dated March 6, 2008 issued to Starfish, LLC	S-1	333-166135	April 16, 2010	4.10
4.06	Amendment No. 1, dated April 8, 2010, to Stock Purchase Warrant between Starfish, LLC and registrant	S-1	333-166135	April 16, 2010	4.11
4.07	Warrant to Purchase Stock dated December 23, 2011 issued to ATEL Ventures, Inc.	10-K	001-34885	February 28, 2012	4.07
4.08	Side Letter, dated June 21, 2010, between registrant and Total Gas & Power USA, SAS	S-1	333-166135	April 16, 2010	4.19

Exhibit Index		Previously Filed				Filed Herewith
	Description	Form	File No.	Filing Date	Exhibit
10.01	Form of Indemnity Agreement between registrant and its directors and officers	S-1	333-166135	June 23, 2010	10.01
10.02[a]	Uncommitted Facility Letter dated November 25, 2008 between BNP Paribas and Amyris Fuels, Inc.	S-1	333-166135	August 31, 2010	10.02
10.03[a]	Amendment to Uncommitted Facility Letter dated October 7, 2009 among registrant, BNP Paribas and Amyris Fuels, LLC	S-1	333-166135	August 31, 2010	10.03
10.04	Amendment No. 2 to Uncommitted Facility Letter dated March 8, 2010 between registrant, BNP Paribas and Amyris Fuels, LLC	S-1	333-166135	August 31, 2010	10.04
10.05	Amendment No. 3 to Uncommitted Credit Facility Letter, dated February 7, 2011, between registrant, BNP Paribas and Amyris Fuels, LLC	10-Q	001-34885	August 11, 2011	10.03
10.06	Amendment No. 4 to Uncommitted Credit Facility Letter, dated May 24, 2011, between registrant, BNP Paribas and Amyris Fuels, LLC	10-Q	001-34885	August 11, 2011	10.04
10.07	Plain English Master Lease Agreement, dated March 14, 2008, between registrant and TriplePoint Capital LLC	S-1	333-166135	April 16, 2010	10.04
10.08	First Amendment, dated September 18, 2009, to Plain English Master Lease Agreement between registrant and TriplePoint Capital LLC	S-1	333-166135	April 16, 2010	10.05
10.09	Assistance Agreement, dated December 30, 2009, as modified by Assistance Agreement dated March 26, 2010, between registrant and the U.S. Department of Energy, together with schedules and supplements thereto	S-1	333-166135	April 16, 2010	10.09
10.10	Modification No. 2, dated April 19, 2010, to Assistance Agreement between registrant and the U.S. Department of Energy	S-1	333-166135	May 25, 2010	10.13
10.11bc	Agreement for Credit Opening, dated November 16, 2011, between Amyris Brasil Ltda. and Banco Nacional de Desenvolvimento Econȏmico e Social - BNDES	10-K	001-34885	February 28, 2012	10.11
10.12[b]	Corporate Guarantee, dated November 28, 2011, issued by registrant to Banco Nacional de Desenvolvimento Econȏmico e Social - BNDES	10-K	001-34885	February 28, 2012	10.12
10.13[c]	Bank Credit Agreement, dated December 21, 2011, between Amyris Brasil Ltda. and Banco Pine S.A.	10-K	001-34885	February 28, 2012	10.13
10.14	Revolving Credit Facility letter agreement, dated December 23, 2010, between registrant and Bank of the West					X
10.15[a]	Joint Venture Agreement dated April 14, 2010 among registrant, Amyris Brasil S.A. and Usina São Martinho S.A.	S-1	333-166135	August 31, 2010	10.14
10.16[a]	Shareholders’ Agreement dated April 14, 2010 among registrant, Amyris Brasil S.A. and Usina São Martinho S.A.	S-1	333-166135	May 25, 2010	10.17
10.17[a]	Technology License, Development, Research and Collaboration Agreement, dated June 21, 2010, between registrant and Total Gas & Power USA Biotech, Inc.	S-1	333-16135	September 20, 2010	10.46
10.18	Letter agreement, dated January 11, 2011, between registrant and Total Gas & Power USA Biotech, Inc.	10-Q	001-34885	May 11, 2011	10.01

Exhibit Index		Previously Filed				Filed Herewith
	Description	Form	File No.	Filing Date	Exhibit
10.19[b]	First Amendment to Technology License, Development, Research and Collaboration Agreement, dated November 23, 2011, between registrant and Total Gas & Power USA SAS					X
10.20[a]	Joint Venture Implementation Agreement dated June 3, 2011 among Amyris, Inc., Amyris Brasil S.A., Cosan Combustíveis e Lubrificantes S.A. and Cosan S.A. Indústria e Comércio	10-Q	001-34885	August 11, 2011	10.01
10.21[a]	Shareholders' Agreement, dated June 3, 2011, among Amyris Brasil S.A., Cosan Combustíveis e Lubrificantes S.A. and Novvi S.A.	10-Q	001-34885	August 11, 2011	10.02
10.22	Lease, dated August 22, 2007, between registrant and ES East Associates, LLC	S-1	333-166135	April 16, 2010	10.17
10.23	First Amendment, dated March 10, 2008, to Lease between registrant and ES East Associates, LLC	S-1	333-166135	April 16, 2010	10.18
10.24	Second Amendment, dated April 25, 2008, to Lease between registrant and ES East Associates, LLC	S-1	333-166135	April 16, 2010	10.19
10.25	Third Amendment, dated July 31, 2008, to Lease between registrant and ES East Associates, LLC	S-1	333-166135	April 16, 2010	10.20
10.26	Fourth Amendment, dated November 14, 2009, to Lease between registrant and ES East Associates, LLC	S-1	333-166135	April 16, 2010	10.21
10.27	Fifth Amendment, dated October 15, 2010, to Lease between registrant and ES East, LLC.	10-K	001-34885	March 14, 2011	10.17
10.28	Lease dated April 25, 2008 between registrant and EmeryStation Triangle, LLC	S-1	333-166135	April 16, 2010	10.22
10.29	Letter, dated April 25, 2008, amending Lease between registrant and EmeryStation Triangle, LLC	S-1	333-166135	April 16, 2010	10.23
10.30	Second Amendment, dated February 5, 2010, to Lease between registrant and EmeryStation Triangle, LLC	S-1	333-166135	April 16, 2010	10.24
10.31	Pilot Plant Expansion Right Letter dated December 22, 2008 between registrant and EmeryStation Triangle, LLC	S-1	333-166135	April 16, 2010	10.25
10.32bc	Lease Agreement dated, August 10, 2011, between Amyris Brasil Ltda. and Techno Park Empreendimentos e Administraҫão Imobiliária Ltda.	10-K	001-34885	February 28, 2012	10.32

Exhibit Index		Previously Filed				Filed Herewith
	Description	Form	File No.	Filing Date	Exhibit
10.33[d]	Offer Letter dated September 27, 2006 between registrant and John Melo	S-1	333-16135	April 16, 2010	10.27
10.34[d]	Amendment, dated December 18, 2008, between registrant and John Melo	S-1	333-16135	April 16, 2010	10.28
10.35[d]	Offer Letter, dated January 17, 2008, between registrant and Jeryl Hilleman	S-1	333-16135	April 16, 2010	10.31
10.36[d]	Amendment, dated December 18, 2008, between registrant and Jeryl Hilleman	S-1	333-16135	April 16, 2010	10.32
10.37[d]	Letter Agreement dated August 2, 2011 between Amyris, Inc. and Jeryl Hilleman	10-Q	001-34885	November 9, 2011	10.01
10.38[d]	Offer Letter, dated November 9, 2009, between registrant and Peter Boynton	10-Q	001-34885	August 11, 2011	10.05
10.39[d]	Letter Confirming Amended and Restated Terms of Employment, dated April 18, 2011, between Amyris, Inc. and Mario Portela	10-Q	001-34885	August 11, 2011	10.06
10.40[d]	Offer Letter, dated January 24, 2005, between registrant and Tamara Tompkins	S-1	333-16135	April 16, 2010	10.35
10.41[d]	Amendment, dated January 15, 2009, between registrant and Tamara Tompkins	S-1	333-16135	April 16, 2010	10.36
10.42[d]	2005 Stock Option/Stock Issuance Plan	10-Q	001-34885	November 9, 2011	10.02
10.43[d]	Form of Notice of Grant of Stock Option under registrant’s 2005 Stock Option/Stock Issuance Plan	S-1	333-16135	April 16, 2010	10.38
10.44[d]	Form of Notice of Grant of Stock Option (non-Exempt) under registrant’s 2005 Stock Option/Stock Issuance Plan	S-1	333-16135	April 16, 2010	10.39
10.45[d]	Form of Notice of Grant of Stock Option (non-US) under registrant’s 2005 Stock Option/Stock Issuance Plan	S-1	333-16135	April 16, 2010	10.40
10.46[d]	Form of Stock Option Agreement under registrant’s 2005 Stock Option/Stock Issuance Plan	S-1	333-16135	April 16, 2010	10.41
10.47[d]	Form of Stock Option Agreement (non-US) under registrant’s 2005 Stock Option/Stock Issuance Plan	S-1	333-16135	April 16, 2010	10.42
10.48[d]	Form of Stock Purchase Agreement under registrant’s 2005 Stock Option/Stock Issuance Plan	S-1	333-16135	April 16, 2010	10.43

Exhibit Index		Previously Filed				Filed Herewith
	Description	Form	File No.	Filing Date	Exhibit
10.49[d]	Form of Stock Purchase Agreement (non-US) under registrant’s 2005 Stock Option/Stock Issuance Plan	S-1	333-16135	April 16, 2010	10.44
10.50[d]	2010 Equity Incentive Plan and forms of award agreements thereunder	S-1	333-16135	June 23, 2010	10.46
10.51[d]	2010 Employee Stock Purchase Plan and forms of award agreements thereunder	S-1	333-16135	September 20, 2010	10.45
10.52de	Compensation arrangements between registrant and its non-employee directors					e
10.53df	Compensation arrangements between registrant and its executive officers					f
21.01	List of subsidiaries	10-K	001-34885	February 28, 2012	21.01
23.01	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm	10-K	001-34885	February 28, 2012	23.01
24.01	Power of Attorney	10-K	001-34885	February 28, 2012	24.01
31.01	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(c) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	10-K	001-34885	February 28, 2012	31.01
31.02	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(c) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	10-K	001-34885	February 28, 2012	31.02
31.03	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(c) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.04	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(c) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.01[g]	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	10-K	001-34885	February 28, 2012	32.01
32.02[g]	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	10-K	001-34885	February 28, 2012	32.02
101[h]	The following materials from registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Operations; (ii) the Consolidated Balance Sheets; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Convertible Preferred Stock, Redeemable Noncontrolling Interest and Equity (Deficit); (v) the Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements.	10-K	001-34885	February 28, 2012	101

a.	Portions of this exhibit, which have been granted confidential treatment by the Securities and Exchange Commission, have been omitted.

b.	Portions of this exhibit have been omitted pending a determination by the Securities and Exchange Commission as to whether these portions should be granted confidential treatment.

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

SIGNATURE
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to the Annual Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.
AMYRIS, INC.

Dated: May 2, 2012    By:    /s/ John G. Melo
JOHN G. MELO
President and Chief Executive Officer

EXHIBIT INDEX

Exhibit Index		Previously Filed				Filed Herewith
	Description	Form	File No.	Filing Date	File No.
3.01	Restated Certificate of Incorporation	10-Q	001-34885	November 10, 2010	3.01
3.02	Restated Bylaws	10-Q	001-34885	November 10, 2010	3.02
4.01	Form of Stock Certificate	S-1	333-166135	July 6, 2010	4.01
4.02	Amended and Restated Investors’ Rights Agreement dated June 21, 2010 among registrant and registrant’s security holders listed therein	S-1	333-166135	June 23, 2010	4.02
4.03	Stock Purchase Warrant dated September 23, 2008 issued to ES East Associates, LLC	S-1	333-166135	April 16, 2010	4.08
4.04	Amendment No. 1, dated April 8, 2010, to Stock Purchase Warrant between ES East Associates, LLC and registrant	S-1	333-166135	April 16, 2010	4.09
4.05	Stock Purchase Warrant dated March 6, 2008 issued to Starfish, LLC	S-1	333-166135	April 16, 2010	4.10
4.06	Amendment No. 1, dated April 8, 2010, to Stock Purchase Warrant between Starfish, LLC and registrant	S-1	333-166135	April 16, 2010	4.11
4.07	Warrant to Purchase Stock dated December 23, 2011 issued to ATEL Ventures, Inc.	10-K	001-34885	February 28, 2012	4.07
4.08	Side Letter, dated June 21, 2010, between registrant and Total Gas & Power USA, SAS	S-1	333-166135	April 16, 2010	4.19

Exhibit Index		Previously Filed				Filed Herewith
	Description	Form	File No.	Filing Date	Exhibit
10.01	Form of Indemnity Agreement between registrant and its directors and officers	S-1	333-166135	June 23, 2010	10.01
10.02[a]	Uncommitted Facility Letter dated November 25, 2008 between BNP Paribas and Amyris Fuels, Inc.	S-1	333-166135	August 31, 2010	10.02
10.03[a]	Amendment to Uncommitted Facility Letter dated October 7, 2009 among registrant, BNP Paribas and Amyris Fuels, LLC	S-1	333-166135	August 31, 2010	10.03
10.04	Amendment No. 2 to Uncommitted Facility Letter dated March 8, 2010 between registrant, BNP Paribas and Amyris Fuels, LLC	S-1	333-166135	August 31, 2010	10.04
10.05	Amendment No. 3 to Uncommitted Credit Facility Letter, dated February 7, 2011, between registrant, BNP Paribas and Amyris Fuels, LLC	10-Q	001-34885	August 11, 2011	10.03
10.06	Amendment No. 4 to Uncommitted Credit Facility Letter, dated May 24, 2011, between registrant, BNP Paribas and Amyris Fuels, LLC	10-Q	001-34885	August 11, 2011	10.04
10.07	Plain English Master Lease Agreement, dated March 14, 2008, between registrant and TriplePoint Capital LLC	S-1	333-166135	April 16, 2010	10.04
10.08	First Amendment, dated September 18, 2009, to Plain English Master Lease Agreement between registrant and TriplePoint Capital LLC	S-1	333-166135	April 16, 2010	10.05
10.09	Assistance Agreement, dated December 30, 2009, as modified by Assistance Agreement dated March 26, 2010, between registrant and the U.S. Department of Energy, together with schedules and supplements thereto	S-1	333-166135	April 16, 2010	10.09
10.10	Modification No. 2, dated April 19, 2010, to Assistance Agreement between registrant and the U.S. Department of Energy	S-1	333-166135	May 25, 2010	10.13
10.11bc	Agreement for Credit Opening, dated November 16, 2011, between Amyris Brasil Ltda. and Banco Nacional de Desenvolvimento Econȏmico e Social - BNDES	10-K	001-34885	February 28, 2012	10.11
10.12[b]	Corporate Guarantee, dated November 28, 2011, issued by registrant to Banco Nacional de Desenvolvimento Econȏmico e Social - BNDES	10-K	001-34885	February 28, 2012	10.12
10.13[c]	Bank Credit Agreement, dated December 21, 2011, between Amyris Brasil Ltda. and Banco Pine S.A.	10-K	001-34885	February 28, 2012	10.13
10.14	Revolving Credit Facility letter agreement, dated December 23, 2010, between registrant and Bank of the West					X
10.15[a]	Joint Venture Agreement dated April 14, 2010 among registrant, Amyris Brasil S.A. and Usina São Martinho S.A.	S-1	333-166135	August 31, 2010	10.14
10.16[a]	Shareholders’ Agreement dated April 14, 2010 among registrant, Amyris Brasil S.A. and Usina São Martinho S.A.	S-1	333-166135	May 25, 2010	10.17
10.17[a]	Technology License, Development, Research and Collaboration Agreement, dated June 21, 2010, between registrant and Total Gas & Power USA Biotech, Inc.	S-1	333-16135	September 20, 2010	10.46
10.18	Letter agreement, dated January 11, 2011, between registrant and Total Gas & Power USA Biotech, Inc.	10-Q	001-34885	May 11, 2011	10.01

Exhibit Index		Previously Filed				Filed Herewith
	Description	Form	File No.	Filing Date	Exhibit
10.19[b]	First Amendment to Technology License, Development, Research and Collaboration Agreement, dated November 23, 2011, between registrant and Total Gas & Power USA SAS					X
10.20[a]	Joint Venture Implementation Agreement dated June 3, 2011 among Amyris, Inc., Amyris Brasil S.A., Cosan Combustíveis e Lubrificantes S.A. and Cosan S.A. Indústria e Comércio	10-Q	001-34885	August 11, 2011	10.01
10.21[a]	Shareholders' Agreement, dated June 3, 2011, among Amyris Brasil S.A., Cosan Combustíveis e Lubrificantes S.A. and Novvi S.A.	10-Q	001-34885	August 11, 2011	10.02
10.22	Lease, dated August 22, 2007, between registrant and ES East Associates, LLC	S-1	333-166135	April 16, 2010	10.17
10.23	First Amendment, dated March 10, 2008, to Lease between registrant and ES East Associates, LLC	S-1	333-166135	April 16, 2010	10.18
10.24	Second Amendment, dated April 25, 2008, to Lease between registrant and ES East Associates, LLC	S-1	333-166135	April 16, 2010	10.19
10.25	Third Amendment, dated July 31, 2008, to Lease between registrant and ES East Associates, LLC	S-1	333-166135	April 16, 2010	10.20
10.26	Fourth Amendment, dated November 14, 2009, to Lease between registrant and ES East Associates, LLC	S-1	333-166135	April 16, 2010	10.21
10.27	Fifth Amendment, dated October 15, 2010, to Lease between registrant and ES East, LLC.	10-K	001-34885	March 14, 2011	10.17
10.28	Lease dated April 25, 2008 between registrant and EmeryStation Triangle, LLC	S-1	333-166135	April 16, 2010	10.22
10.29	Letter, dated April 25, 2008, amending Lease between registrant and EmeryStation Triangle, LLC	S-1	333-166135	April 16, 2010	10.23
10.30	Second Amendment, dated February 5, 2010, to Lease between registrant and EmeryStation Triangle, LLC	S-1	333-166135	April 16, 2010	10.24
10.31	Pilot Plant Expansion Right Letter dated December 22, 2008 between registrant and EmeryStation Triangle, LLC	S-1	333-166135	April 16, 2010	10.25
10.32bc	Lease Agreement dated, August 10, 2011, between Amyris Brasil Ltda. and Techno Park Empreendimentos e Administraҫão Imobiliária Ltda.	10-K	001-34885	February 28, 2012	10.32

Exhibit Index		Previously Filed				Filed Herewith
	Description	Form	File No.	Filing Date	Exhibit
10.33[d]	Offer Letter dated September 27, 2006 between registrant and John Melo	S-1	333-16135	April 16, 2010	10.27
10.34[d]	Amendment, dated December 18, 2008, between registrant and John Melo	S-1	333-16135	April 16, 2010	10.28
10.35[d]	Offer Letter, dated January 17, 2008, between registrant and Jeryl Hilleman	S-1	333-16135	April 16, 2010	10.31
10.36[d]	Amendment, dated December 18, 2008, between registrant and Jeryl Hilleman	S-1	333-16135	April 16, 2010	10.32
10.37[d]	Letter Agreement dated August 2, 2011 between Amyris, Inc. and Jeryl Hilleman	10-Q	001-34885	November 9, 2011	10.01
10.38[d]	Offer Letter, dated November 9, 2009, between registrant and Peter Boynton	10-Q	001-34885	August 11, 2011	10.05
10.39[d]	Letter Confirming Amended and Restated Terms of Employment, dated April 18, 2011, between Amyris, Inc. and Mario Portela	10-Q	001-34885	August 11, 2011	10.06
10.40[d]	Offer Letter, dated January 24, 2005, between registrant and Tamara Tompkins	S-1	333-16135	April 16, 2010	10.35
10.41[d]	Amendment, dated January 15, 2009, between registrant and Tamara Tompkins	S-1	333-16135	April 16, 2010	10.36
10.42[d]	2005 Stock Option/Stock Issuance Plan	10-Q	001-34885	November 9, 2011	10.02
10.43[d]	Form of Notice of Grant of Stock Option under registrant’s 2005 Stock Option/Stock Issuance Plan	S-1	333-16135	April 16, 2010	10.38
10.44[d]	Form of Notice of Grant of Stock Option (non-Exempt) under registrant’s 2005 Stock Option/Stock Issuance Plan	S-1	333-16135	April 16, 2010	10.39
10.45[d]	Form of Notice of Grant of Stock Option (non-US) under registrant’s 2005 Stock Option/Stock Issuance Plan	S-1	333-16135	April 16, 2010	10.40
10.46[d]	Form of Stock Option Agreement under registrant’s 2005 Stock Option/Stock Issuance Plan	S-1	333-16135	April 16, 2010	10.41
10.47[d]	Form of Stock Option Agreement (non-US) under registrant’s 2005 Stock Option/Stock Issuance Plan	S-1	333-16135	April 16, 2010	10.42
10.48[d]	Form of Stock Purchase Agreement under registrant’s 2005 Stock Option/Stock Issuance Plan	S-1	333-16135	April 16, 2010	10.43

Exhibit Index		Previously Filed				Filed Herewith
	Description	Form	File No.	Filing Date	Exhibit
10.49[d]	Form of Stock Purchase Agreement (non-US) under registrant’s 2005 Stock Option/Stock Issuance Plan	S-1	333-16135	April 16, 2010	10.44
10.50[d]	2010 Equity Incentive Plan and forms of award agreements thereunder	S-1	333-16135	June 23, 2010	10.46
10.51[d]	2010 Employee Stock Purchase Plan and forms of award agreements thereunder	S-1	333-16135	September 20, 2010	10.45
10.52de	Compensation arrangements between registrant and its non-employee directors					e
10.53df	Compensation arrangements between registrant and its executive officers					f
21.01	List of subsidiaries	10-K	001-34885	February 28, 2012	21.01
23.01	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm	10-K	001-34885	February 28, 2012	23.01
24.01	Power of Attorney	10-K	001-34885	February 28, 2012	24.01
31.01	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(c) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	10-K	001-34885	February 28, 2012	31.01
31.02	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(c) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	10-K	001-34885	February 28, 2012	31.02
31.03	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(c) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.04	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(c) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.01[g]	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	10-K	001-34885	February 28, 2012	32.01
32.02[g]	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	10-K	001-34885	February 28, 2012	32.02
101[h]	The following materials from registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Operations; (ii) the Consolidated Balance Sheets; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Convertible Preferred Stock, Redeemable Noncontrolling Interest and Equity (Deficit); (v) the Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements.	10-K	001-34885	February 28, 2012	101

a.	Portions of this exhibit, which have been granted confidential treatment by the Securities and Exchange Commission, have been omitted.

b.	Portions of this exhibit have been omitted pending a determination by the Securities and Exchange Commission as to whether these portions should be granted confidential treatment.

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