Form 10-Q
period 2012-03-31
AMYRIS, INC.
filed 2012-05-09
CIK 1365916

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012
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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 27, 2012
Common Stock, $0.0001 par value per share	56,318,669 shares

AMYRIS, INC.
QUARTERLY REPORT ON FORM 10-Q
For the Quarterly Period Ended March 31, 2012

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

Amyris, Inc.
Condensed Consolidated Balance Sheets
(In Thousands, Except Share and Per Share Amounts)
(Unaudited)

	March 31, 2012	December 31, 2011
Assets
Current assets:
Cash and cash equivalents	$103,417	$95,703
Short-term investments	60	7,889
Accounts receivable, net of allowance of $245 and $245, respectively	4,707	6,936
Inventories	8,921	9,070
Prepaid expenses and other current assets	9,059	19,873
Total current assets	126,164	139,471
Property and equipment, net	150,702	128,101
Other assets	35,801	43,001
Goodwill and intangible assets	9,441	9,538
Total assets	$322,108	$320,111
Liabilities and Equity
Current liabilities:
Accounts payable	$26,010	$26,379
Deferred revenue	3,411	3,139
Accrued and other current liabilities	30,860	30,982
Capital lease obligation, current portion	3,260	3,717
Debt, current portion	29,015	28,049
Total current liabilities	92,556	92,266
Capital lease obligation, net of current portion	1,986	2,619
Long-term debt, net of current portion	37,485	13,275
Deferred rent, net of current portion	9,619	9,957
Deferred revenue, net of current portion	4,087	4,097
Other liabilities	43,980	37,085
Total liabilities	189,713	159,299
Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock - $0.0001 par value, 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock - $0.0001 par value, 100,000,000 shares authorized as of March 31, 2012 and December 31, 2011; 56,307,834 and 45,933,138 shares issued and outstanding as of March 31, 2012 and December 31, 2011, respectively	6	5
Additional paid-in capital	613,166	548,159
Accumulated other comprehensive loss	(4,540)	(5,924)
Accumulated deficit	(475,736)	(381,188)
Total Amyris, Inc. stockholders’ equity	132,896	161,052
Noncontrolling interest	(501)	(240)
Total stockholders' equity	132,395	160,812
Total liabilities and stockholders' equity	$322,108	$320,111
See the accompanying notes to the unaudited condensed consolidated financial statements.

Amyris, Inc.
Condensed Consolidated Statements of Operations
(In Thousands, Except Share and Per Share Amounts)
(Unaudited)

	Three Months Ended March 31,
	2012	2011
Revenues
Product sales	$26,307	$34,020
Grants and collaborations revenue	3,162	3,154
Total revenues	29,469	37,174
Cost and operating expenses
Cost of product sales	43,811	34,382
Loss on purchase commitments and write off of production assets	36,652	—
Research and development	21,344	19,736
Sales, general and administrative	21,715	15,978
Total cost and operating expenses	123,522	70,096
Loss from operations	(94,053)	(32,922)
Other income (expense):
Interest income	606	301
Interest expense	(1,054)	(577)
Other income (expense), net	(151)	51
Total other income (expense)	(599)	(225)
Loss before income taxes	(94,652)	(33,147)
Provision for income taxes	(244)	—
Net loss	$(94,896)	$(33,147)
Net loss attributable to noncontrolling interest	348	10
Net loss attributable to Amyris, Inc. common stockholders	$(94,548)	$(33,137)
Net loss per share attributable to common stockholders, basic and diluted	$(1.88)	$(0.76)
Weighted-average shares of common stock outstanding used in computing net loss per share of common stock, basic and diluted	50,214,192	43,851,142

See the accompanying notes to the unaudited condensed consolidated financial statements.

Amyris, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(In Thousands)
(Unaudited)

	Three Months Ended March 31,
	2012	2011
Comprehensive loss:
Net loss	$(94,896)	$(33,147)
Change in unrealized loss on investments	—	5
Foreign currency translation adjustment, net of tax	1,471	540
Total comprehensive loss	(93,425)	(32,602)
Loss attributable to noncontrolling interest	348	10
Foreign currency translation adjustment attributable to noncontrolling interest	(87)	—
Comprehensive loss attributable to Amyris, Inc.	$(93,164)	$(32,592)

See the accompanying notes to the unaudited condensed consolidated financial statements.

Amyris, Inc.
Condensed Consolidated Statements of Stockholders' Equity
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total Equity
(In Thousands, Except Share and Per Share Amounts)	Shares	Amount
December 31, 2011	45,933,138	$5	$548,159	$(381,188)	$(5,924)	$(240)	$160,812
Issuance of common stock upon exercise of stock options, net of restricted stock	107,236	—	383	—	—	—	383
Issuance of common stock in a private placement, net of issuance cost of $340	10,160,325	1	58,386	—	—	—	58,387
Restricted stock units settlement, net of tax withholdings	107,188	—	(283)	—	—	—	(283)
Repurchase of common stock	(53)	—	—	—	—	—	—
Stock-based compensation	—	—	6,521	—	—	—	6,521
Foreign currency translation adjustment, net of tax	—	—	—	—	1,384	87	1,471
Net loss	—	—	—	(94,548)	—	(348)	(94,896)
March 31, 2012	56,307,834	$6	$613,166	$(475,736)	$(4,540)	$(501)	$132,395
See the accompanying notes to the unaudited condensed consolidated financial statements.

Amyris, Inc.
Condensed Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	Three Months Ended March 31,
	2012	2011
Operating activities
Net loss	$(94,896)	$(33,147)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,687	2,105
Inventory write-down to net realizable value	8,127	357
Loss on disposal of property and equipment	2	—
Stock-based compensation	6,521	4,007
Amortization of premium on investments	—	457
Loss on purchase commitments and write off of production assets	36,652	—
Other noncash expenses	113	26
Changes in assets and liabilities:
Accounts receivable	2,227	305
Inventories	(8,192)	(5,072)
Prepaid expenses and other assets	(691)	(719)
Accounts payable	(2,417)	6,188
Accrued and other liabilities	(12,957)	6,261
Deferred revenue	262	(141)
Deferred rent	(294)	(198)
Net cash used in operating activities	(61,856)	(19,571)
Investing activities
Purchase of short-term investments	(8,238)	(1,767)
Maturities of short-term investments	—	55,000
Sales of short-term investments	16,449	—
Acquisition of cash in noncontrolling interest	—	344
Purchase of property and equipment, net of disposals	(20,928)	(13,917)
Deposits on property and equipment	(849)	(496)
Net cash provided by (used in) investing activities	(13,566)	39,164
Financing activities
Proceeds from issuance of common stock, net of repurchases	93	122
Proceeds from issuance of common stock in private placement, net of issuance cost	58,606	—
Principal payments on capital leases	(1,091)	(683)
Proceeds from debt	25,004	7,577
Principal payments on debt	(705)	(3,485)
Initial public offering costs	—	(494)
Net cash provided by financing activities	81,907	3,037
Effect of exchange rate changes on cash and cash equivalents	1,229	86
Net increase in cash and cash equivalents	7,714	22,716
Cash and cash equivalents at beginning of period	95,703	143,060
Cash and cash equivalents at end of period	$103,417	$165,776

Amyris, Inc.
Condensed Consolidated Statements of Cash Flows—(Continued)
(In Thousands)
(Unaudited)

	Three Months Ended March 31,
	2012	2011
Supplemental disclosures of cash flow information:
Cash paid for interest	$755	$539
Supplemental disclosures of noncash investing and financing activities:
Acquisitions of assets under accounts payable and accrued liabilities	$(321)	$2,906
Change in unrealized gain (loss) on investments	$—	$5
Change in unrealized gain (loss) on foreign currency	$1,457	$(517)
Accrued offering cost of common stock in private placement	$220	$—
Accrued issuance cost of convertible notes	$99	$—
Accrued deferred offering costs	$—	$2
Receivable from stock option exercises	$—	$1,373
Issuance of common stock upon exercise of warrants	$—	$3,554
Long term deposits used for fixed assets	$11,723	$—

See the accompanying notes to the unaudited condensed consolidated financial statements.

Amyris, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

1. The Company

Amyris, Inc. (the “Company”) was incorporated in California on July 17, 2003 and reincorporated in Delaware on June 10, 2010 for the purpose of leveraging breakthroughs in synthetic biology to develop and provide renewable compounds for a variety of markets. The Company is currently building and applying its industrial synthetic biology platform to provide alternatives to select petroleum-sourced products used in specialty chemical and transportation fuel markets worldwide. The Company’s first commercialization efforts have been focused on a molecule called farnesene, which forms the basis for a wide range of products varying from specialty chemical applications to transportation fuels, such as diesel. While the Company’s platform is able to use a wide variety of feedstocks, the Company has focused initially on Brazilian sugarcane. The Company intends to secure access to this feedstock and to expand its production capacity by working with existing sugar and ethanol mill owners to build new, adjacent bolt-on facilities at their existing mills in return for a share of the higher gross margin the Company believes it will realize from the sale of farnesene-derived products. In addition, the Company has entered into various contract manufacturing agreements to support commercial production. The Company has established two principal operating subsidiaries, Amyris Brasil Ltda. (formerly Amyris Brasil S.A., “Amyris Brasil”) for production in Brazil, and Amyris Fuels, LLC ("Amyris Fuels") for fuel distribution capabilities in the U.S.

On September 30, 2010, the Company closed its initial public offering (“IPO”) of 5,300,000 shares of common stock. Upon the closing of the IPO, the Company’s outstanding shares of convertible preferred stock were automatically converted into 31,550,277 shares of common stock and the outstanding convertible preferred stock warrants were automatically converted into common stock warrants to purchase a total of 195,604 shares of common stock and shares of Amyris Brasil held by third party investors were automatically converted into 861,155 shares of the Company’s common stock.

The Company has incurred significant losses since its inception. As of March 31, 2012, the Company had an accumulated deficit of $475.7 million and management believes that it will continue to incur losses and cash outflows for the foreseeable future. The Company's plans for reducing cash outflows from operations in 2012 include reducing its cost structure by improving efficiency in its operations and reducing non-critical expenditures. The Company expects these efforts to include reductions in workforce and adjustments to the timing and scope of planned capital expenditures.
The Company's strategy is to focus on direct commercialization of higher-value, lower-volume markets while moving lower-margin, higher-volume commodity products into joint venture arrangements with established industry partners. To commercialize its products, the Company must be successful in using its technology to manufacture its products at commercial scale and on an economically viable basis. The Company has limited experience producing its products at commercial scale and the Company has encountered significant operational challenges that decreased production efficiency, created delays and increased production costs. As a result, the Company's prospects are subject to risks, expenses and uncertainties frequently encountered by companies in this stage of development. These risks include, but are not limited to, the Company's ability to finance its operations, its ability to achieve substantially higher production efficiencies than it has to date, timely completion of the construction and the commencement of operations at its production facilities, and its ability to secure additional collaborations and establish joint ventures on acceptable terms.

The Company expects to fund its operations for the foreseeable future with cash and investments currently on hand, with cash inflows from collaboration and grant funding, potential cash contributions from product sales, and with new debt and equity financing to provide additional working capital and to cover portions of its capital expenditures. In February 2012, the Company completed a private placement of 10.2 million shares of common stock for total proceeds of $58.7 million and raised $25.0 million through convertible promissory notes. The Company believes that, in order to fund our operations and other capital expenditures for the next twelve months, in addition to our existing cash, cash equivalents and short-term investments at March 31, 2012, cash inflows from collaboration, grants and product sales, and reductions in cash outflows as a result of planned actions, it will be required to raise additional funds.

The Company's anticipated working capital needs and its planned operating and capital expenditures for 2012 and 2013 will require significant inflows of cash from credit facilities and similar sources of indebtedness, as well as funding from collaboration partners, some of which are not yet subject to definitive agreements or have not committed to funding arrangements. To the extent that additional capital is raised through the sale of equity or convertible debt securities, the issuance of such securities could result in ownership dilution to existing stockholders and the Company may be subject to restrictive covenants that limit the Company's ability to conduct its business.

Beginning in March 2012, the Company initiated a plan to shift production capacity from the contract manufacturing facilities to a Company-owned plant that is currently under construction. As a result, the Company evaluated its contract manufacturing agreements and recorded a loss of $31.2 million related to $10.0 million in facility modification costs and $21.2 million of fixed purchase commitments. The Company computed the loss on facility modification costs and fixed purchase commitments using the same lower of cost or market approach that is used to value inventory. The computation of the loss on firm purchase commitments is subject to several estimates, including the cost to complete and the ultimate selling price of any Company products manufactured at the relevant production facilities, and is therefore inherently uncertain. The Company also recorded losses on write off of production assets of $5.5 million related to Amyris-owned equipment at contract manufacturing facilities.

Failure to significantly reduce losses and cash outflows from operations, raise additional capital or to remain in compliance with restrictive covenants, could have a material adverse effect on the Company's ability to achieve its intended business objectives. If this happens, the Company may be forced to curtail or cease operations and delay or terminate research and development programs or the commercialization of products resulting from its technologies. The Company may be unable to proceed with construction of certain planned production facilities, enter into definitive agreements for supply of feedstock and associated production arrangements that are currently subject to letters of intent, commercialize its products within the timeline it expects, or otherwise continue its business as currently contemplated.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying interim condensed consolidated financial statements have been prepared in accordance with the accounting principles generally accepted in the United States of America (“GAAP”) and with the instructions for Form 10-Q and Regulations S-X statements. Accordingly, they do not include all of the information and notes required for complete financial statements. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Form 10-K filed with the Securities and Exchange Commission (“SEC”) on February 28, 2012. The unaudited condensed consolidated financial statements include the accounts of the Company and its consolidated subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

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

Customers representing 10% or greater of accounts receivable were as follows:

Customers	March 31, 2012	December 31, 2011
Customer A	15%	20%
Customer B	13%	**
Customer C	11%	**
Customer D	10%	**
Customer E	14%	10%
Customer F	10%	**

** Less than 10%

Customers representing 10% or greater of revenues were as follows:

	Three Months Ended March 31,
Customers	2012	2011
Customer A	23%	**
Customer B	**	**
Customer C	**	**
Customer D	**	*
Customer E	**	*
Customer F	**	*
Customer G	**	32%
Customer H	**	14%
Customer J	12%	**

 * Not a customer
** Less than 10%

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

The carrying amounts of certain financial instruments, such as cash equivalents, accounts receivable, accounts payable and accrued liabilities, approximate fair value due to their relatively short maturities, and low market interest rates if applicable. The fair values of the notes payable, loan payable, convertible notes and credit facility are based on the present value of expected future cash flows and assumptions about current interest rates and the creditworthiness of the Company.

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

Investments

Investments with original maturities greater than 90 days that mature less than one year from the consolidated balance sheet date are classified as short-term investments. The Company classifies investments as short-term or long-term based upon whether such assets are reasonably expected to be realized in cash or sold or consumed during the normal cycle of business. The Company invests its excess cash balances primarily in certificates of deposit, short-term investment grade commercial paper and corporate bonds, and U.S. Government agency securities and notes. Certificates of deposits that have maturities greater than 90 days that mature less than one year from the consolidated balance sheet date are classified as short term investments. The Company classifies all of its investments as available-for-sale and records such assets at estimated fair value in the consolidated balance sheets, with unrealized gains and losses, if any, reported as a component of accumulated other comprehensive income (loss) in stockholders’ equity. Debt securities are adjusted for amortization of premiums and accretion of discounts and such amortization and accretion are reported as a component of interest income. Realized gains and losses and declines in value that are considered to be other than temporary are recognized in the statements of operations. The cost of securities sold is determined on the specific identification method. There were no significant realized gains or losses from sales of debt securities during the three months ended March 31, 2012 and 2011. As of March 31, 2012 and December 31, 2011, the Company did not have any other-than-temporary declines in the fair value of its debt securities.

Inventories

Inventories, which consist of ethanol, reformulated ethanol-blended gasoline and farnesene-derived products, are stated at the lower of cost or market and categorized as finished goods, work-in-process or raw material inventories. The Company evaluates the recoverability of its inventories based on assumptions about expected demand and net realizable value. If the Company determines that the cost of inventories exceeds its estimated net realizable value, the Company records a write-down equal to the difference between the cost of inventories and the estimated net realizable value. If actual net realizable values are less favorable than those projected by management, additional inventory write-downs may be required that could negatively impact the Company's operating results. If actual net realizable values are more favorable, the Company may have favorable operating results when products that have been previously written down are sold in the normal course of business. The Company also evaluates the terms of our agreements with its suppliers and establish accruals for estimated losses on adverse purchase commitments as necessary, applying the same lower of cost or market approach that is used to value inventory. Cost is computed on a first-in, first-out basis. Inventory costs include transportation costs incurred in bringing the inventory to its existing location.

For the three months ended March 31, 2012 and 2011, the Company incurred losses totaling $8.1 million and $357,000, respectively, as a result of applying the lower-of-cost-or-market inventory rules.

Derivative Instruments

The Company is exposed to market risks related to price volatility of ethanol and reformulated ethanol-blended gasoline. The Company makes limited use of derivative instruments, which include futures positions on the New York Mercantile Exchange and the CME/Chicago Board of Trade to mitigate such risks. The Company does not engage in speculative derivative activities, and the purpose of its activity in derivative commodity instruments is to manage the financial risk posed by physical transactions and inventory. Changes in the fair value of the derivative contracts are recognized currently in the consolidated statements of operations as specific hedge accounting criteria are not met.

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

As of March 31, 2012 and December 31, 2011, the Company recorded asset retirement obligations of $1.2 million and $1.1 million, respectively. The related leasehold improvements are being amortized to depreciation expense over the term of the lease or the useful life of the assets, whichever is shorter. Related amortization expense was $68,000 and $44,000 for the three months ended March 31, 2012 and 2011, respectively.

The change in the asset retirement obligation is summarized below (in thousands):

Balance at December 31, 2011	$1,129
Additions	—
Foreign currency impacts and other adjustments	32
Accretion expenses recorded during the period	32
Balance at March 31, 2012	$1,193

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

Computers and software includes internal-use software that is acquired, internally developed or modified to meet the Company’s internal needs. Amortization commences when the software is ready for its intended use and the amortization period is the estimated useful life of the software, generally three to five years. Capitalized costs primarily include contract labor and payroll costs of the individuals dedicated to the development of internal-use software. Capitalized software additions totaled approximately $263,000 and $408,000 for the three months ended March 31, 2012 and 2011, respectively, related to software development costs pertaining to the installation of a new financial reporting system. For the three months ended March 31, 2012 and 2011, $147,000 and $114,000, respectively, of amortization expense was recorded and as of March 31, 2012 and December 31, 2011, the total unamortized cost of capitalized software was $2.9 million and $2.8 million, respectively.

Impairment of Long-Lived Assets

Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable or the estimated useful life is no longer appropriate. If indicators of impairment exist and the undiscounted projected cash flows associated with such assets are less than the carrying amount of the asset, an impairment loss is recorded to write the asset down to their estimated fair values. Fair value is estimated based on discounted future cash flows. The Company recorded losses on write off of production assets of $5.5 million and zero during the three months ended March 31, 2012 and 2011, respectively.

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

The Company evaluates its intangible assets with finite lives for indications of impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Intangible assets consist of purchased licenses and permits and are amortized on a straight-line basis over their estimated useful lives. Factors that could trigger an impairment review include significant under-performance relative to expected historical or projected future operating results, significant changes in the manner of use of the acquired assets or the strategy for overall business or significant negative industry or economic trends. If this evaluation indicates that the value of the intangible asset may be impaired, the Company makes an assessment of the recoverability of the net carrying value of the asset over its remaining useful life. If this assessment indicates that the intangible asset is not recoverable, based on the estimated undiscounted future cash flows of the technology over the remaining amortization period, the Company reduce the net carrying value of the related intangible asset to fair value and may adjust the remaining amortization period. Any such impairment charge could be significant and could have a material adverse effect on the Company's reported financial results. The Company has not recognized any impairment charges on intangible assets through March 31, 2012.

In-Process Research and Development

During 2011, the Company recorded IPR&D of $8.6 million related to the acquisition of Draths Corporation ("Draths"). Amounts recorded as IPR&D will begin being amortized upon first sales of the product over the estimated useful life of the technology. In accordance with authoritative accounting guidance, since the technology has not yet been proven, the amortization of the acquired IPR&D has not begun. The Company estimates that it could take up to three years before it will have viable products resulting from the acquired technology.

Noncontrolling Interest

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

Revenue Recognition

The Company recognizes revenue from the sale of ethanol, reformulated ethanol-blended gasoline and farnesene-derived products, delivery of research and development services, and governmental grants. Revenue is recognized when all of the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the fee is fixed or determinable, and collectability is reasonably assured.

If sales arrangements contain multiple elements, the Company evaluates whether the components of each arrangement represent separate units of accounting. To date the Company has determined that all revenue arrangements should be accounted for as a single unit of accounting.

Product Sales

The Company sells ethanol and reformulated ethanol-blended gasoline under short-term agreements at prevailing market prices. Ethanol and reformulated ethanol-blended gasoline sales consists of sales to customers through purchases from third-party suppliers in which the Company takes physical control of the ethanol and reformulated ethanol-blended gasoline and accepts risk of loss. Starting in the second quarter of 2011, the Company began to sell farnesene-derived products , which are procured from contracted third parties, but such revenues have not been significant to date. Our renewable product sales do not include rights of return. Returns are only accepted if the product does not meet product specifications and such non conformity is communicated to the Company within a set number of days of delivery. Revenues are recognized, net of discounts and allowances, once passage of title and risk of loss has occurred and contractually specified acceptance criteria have been met, provided all other revenue recognition criteria have also been met.

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

Cost of Product Sales

Cost of product sales consists primarily of cost of purchased ethanol and reformulated ethanol-blended gasoline, terminal fees paid for storage and handling, transportation costs between terminals and changes in the fair value of derivative commodity instruments. Starting in the second quarter of 2011, cost of product sales also includes production costs of farnesene-derived products, which include cost of raw materials, amounts paid to contract manufacturers and period costs including inventory write-downs resulting from applying lower-of-cost-or-market inventory rules. Cost of farnesene-derived products also include some costs related to the scale-up in production of such products.

Shipping and handling costs charged to customers are recorded as revenues. Shipping costs are included in cost of product revenues. Such charges were not significant in any of the periods presented.

Costs of Start-Up Activities

Start-up activities are defined as those one-time activities related to opening a new facility, introducing a new product or service, conducting business in a new territory, conducting business with a new class of customer or beneficiary, initiating a new process in an existing facility, commencing some new operation or activities related to organizing a new entity. All the costs associated with start-up activities related to a potential facility are expensed and recorded within selling, general and administrative expenses until the facility is considered viable by management, at which time costs would be considered for capitalization based on authoritative accounting literature.

Research and Development

Research and development costs are expensed as incurred and include costs associated with research performed pursuant to collaborative agreements and government grants. Research and development costs consist of direct and indirect internal costs related to specific projects as well as fees paid to others that conduct certain research activities on the Company’s behalf.

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

The Company recognizes and measures uncertain tax positions in accordance with Income Taxes subtopic 05-6 of ASC 740, which prescribes a recognition threshold and measurement process for recording uncertain tax positions taken, or expected to be taken in a tax return, in the consolidated financial statements. Additionally, the guidance also prescribes treatment for the derecognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. The Company accrues for the estimated amount of taxes for uncertain tax positions if it is more likely than not that the Company would be required to pay such additional taxes. An uncertain tax position will not be recognized if it has a less than 50% likelihood of being sustained.

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

Stock-Based Compensation

The Company accounts for stock-based compensation arrangements with employees using a fair value method which requires the recognition of compensation expense for costs related to all stock-based payments including stock options. The fair value method requires the Company to estimate the fair value of stock-based payment awards on the date of grant using an option pricing model. The Company uses the Black-Scholes pricing model to estimate the fair value of options granted, which is expensed on a straight-line basis over the vesting period. The Company accounts for restricted stock unit awards issued to employees based on the fair market value of the Company’s common stock.

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

The components of accumulated other comprehensive loss are as follows (in thousands):

	March 31, 2012	December 31, 2011
Foreign currency translation adjustment, net of tax	$(4,540)	$(5,924)
Total accumulated other comprehensive loss	$(4,540)	$(5,924)

Net Loss Attributable to Common Stockholders and Net Loss per Share

The Company computes net loss per share in accordance with ASC 260, “Earnings per Share.” Basic net loss per share of common stock is computed by dividing the Company’s net loss attributable to Amyris, Inc. common stockholders by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share of common stock is computed by giving effect to all potentially dilutive securities, including stock options, restricted stock units, common stock warrants, using the treasury stock method or the as converted method, as applicable. For all periods presented, basic net loss per share was the same as diluted net loss per share because the inclusion of all potentially dilutive securities outstanding was anti-dilutive. As such, the numerator and the denominator used in computing both basic and diluted net loss are the same for each period presented.

The following table presents the calculation of basic and diluted net loss per share of common stock attributable to Amyris, Inc. common stockholders (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2012	2011
Numerator:
Net loss attributable to Amyris, Inc. common stockholders	$(94,548)	$(33,137)
Denominator:
Weighted-average shares of common stock outstanding used in computing net loss per share of common stock, basic and diluted	50,214,192	43,851,142
Net loss per share attributable to common stockholders, basic and diluted	$(1.88)	$(0.76)

The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share of common stock for the periods presented because including them would have been antidilutive:

	Three Months Ended March 31,
	2012	2011
Period-end stock options to purchase common stock	7,928,567	6,932,703
Convertible promissory notes	3,536,968	—
Period-end common stock subject to repurchase	5,564	25,446
Period-end common stock warrants	23,339	5,136
Period-end restricted stock units	219,183	341,333
Total	11,713,621	7,304,618

______________
The common stock warrants at March 31, 2012 includes 21,087 warrants issued in 2011 and 5,136 common stock warrants converted from preferred stock warrants computed on an as converted basis using the conversion ratios in effect as of September 30, 2010, the date of the IPO closing.

Recent Accounting Pronouncements

In May 2011, the FASB issued an amendment to an accounting standard related to fair value measurement. This amendment is intended to result in convergence between U.S. GAAP and International Financial Reporting Standards (“IFRS”) requirements for measurement of and disclosures about fair value. This guidance clarifies the application of existing fair value measurements and disclosures, and changes certain principles or requirements for fair value measurements and disclosures. The amended guidance is effective for interim and annual periods beginning after December 15, 2011. The adoption of this amended guidance required expanded disclosure in the Company's consolidated financial statements but did not impact financial results.

In June 2011, the FASB issued an amendment to an accounting standard related to the presentation of the Statement of Comprehensive Income. This amendment requires companies to present the components of net income and other comprehensive income either as one continuous statement or as two consecutive statements. It eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders' equity. The amended guidance is effective for interim and annual periods beginning after December 15, 2011 with full retrospective application required. Early adoption is permitted. The Company chose early adoption of this guidance effective its year ended December 31, 2011 through a separate presentation of its Consolidated Statement of Comprehensive Income for the years ended December 31, 2011, 2010 and 2009. The adoption of this amended guidance changed the financial statement presentation and required expanded disclosures in the Company's consolidated financial statements, but did not impact financial results.

In September 2011, the FASB approved a revised accounting standard update intended to simplify how an entity tests goodwill for impairment. The amendment will allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. An entity no longer will be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. This accounting standard update is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The adoption of this amended guidance did not have any impact on the Company's financial results.

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

3. Fair Value Measurements

The inputs to the valuation techniques used to measure fair value are classified into the following categories:

Level 1: Quoted market prices in active markets for identical assets or liabilities.

Level 2: Observable market-based inputs or unobservable inputs that are corroborated by market data.

Level 3: Unobservable inputs that are not corroborated by market data.

As of March 31, 2012, the Company’s financial assets and financial liabilities are presented below at fair value and classification within the fair value hierarchy as follows (in thousands):

	Level 1	Level 2	Level 3	Balance as of March 31, 2012
Financial Assets
Money market funds	$66,600	$—	$—	$66,600
Certificates of deposit	20,465	—	—	20,465
Derivative asset	57	—	—	57
Total financial assets	$87,122	$—	$—	$87,122
Financial Liabilities
Notes payable	$—	$2,859	$—	$2,859
Loan payable	—	19,513	—	19,513
Credit facility	—	18,950	—	18,950
Convertible notes	—	—	24,122	24,122
Derivative liabilities	—	—	—	—
Total financial liabilities	$—	$41,322	$24,122	$65,444

The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires management to make judgments and consider factors specific to the asset or liability. The fair values of money market funds are based on fair values of identical assets. The fair values of the notes payable, loan payable, convertible notes and credit facility are based on the present value of expected future cash flows and assumptions about current interest rates and the creditworthiness of the Company. Market risk associated with our fixed and variable rate long-term debt relates to the potential reduction in fair value and negative impact to future earnings, respectively, from an increase in interest rates.

As of December 31, 2011, the Company’s financial assets and financial liabilities are presented below at fair value and classification within the fair value hierarchy as follows (in thousands):

	Level 1	Level 2	Level 3	Balance as of December 31, 2011
Financial Assets
Money market funds	$57,127	$—	$—	$57,127
Certificates of Deposit	27,384	—	—	27,384
US Government agency securities	—	—	—	—
Total financial assets	$84,511	$—	$—	$84,511
Financial Liabilities
Derivative liabilities	$18	$—	$—	$18
Total financial liabilities	$18	$—	$—	$18

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

Derivative instruments measured at fair value as of March 31, 2012 and December 31, 2011, and their classification on the consolidated balance sheets and consolidated statements of operations, are presented in the following tables (in thousands) except contract amounts:

	Asset/Liability as of
	March 31, 2012		December 31, 2011
Type of Derivative Contract	Quantity of Short Contracts	Fair Value	Quantity of Short Contracts	Fair Value
Regulated fixed price futures contracts, included as asset in prepaid expenses and other current assets	15	$57	—	$—
Regulated fixed price futures contracts, included as liability in accounts payable	—	$—	22	$18

Type of Derivative Contract	Income Statement Classification	Three Months Ended March 31,
		2012	2011
		Gain (Loss) Recognized
Regulated fixed price futures contracts	Cost of product sales	$(720)	$(1,850)

4. Balance Sheet Components

Investments

The following table summarizes the Company’s investments as of March 31, 2012 (in thousands):

	March 31, 2012
	Amortized Cost	Unrealized Gain (Loss)	Fair Value
Short-Term Investments
Certificates of Deposit	$60	$—	$60
Total short-term investments	$60	$—	$60

The following table summarizes the Company’s investments as of December 31, 2011 (in thousands):

	December 31, 2011
	Amortized Cost	Unrealized Gain (Loss)	Fair Value
Short-Term Investments
Certificates of Deposit	$7,889	$—	$7,889
Total short-term investments	$7,889	$—	$7,889

Inventories

Inventories, net is comprised of the following (in thousands):

	March 31, 2012	December 31, 2011
Raw materials	$2,163	$2,191
Work-in-process	936	1,237
Finished goods	5,822	5,642
Inventories, net	$8,921	$9,070

Prepaid and Other Current Assets

Prepaid and other current assets is comprised of the following (in thousands):

	March 31, 2012	December 31, 2011
Advances to contract manufacturers(1)	$1,032	$10,748
Manufacturing catalysts	2,378	3,929
Recoverable VAT and other taxes	2,787	2,193
Other	2,862	3,003
Prepaid and other current assets	$9,059	$19,873

(1)
At March 31, 2012 and December 31, 2011, this amount includes $764,000 and $748,000, respectively, of the current unamortized portion of equipment costs funded by the Company to a contract manufacturer. The related amortization is being offset against purchases of inventory.

Property and Equipment, net

Property and equipment, net is comprised of the following (in thousands):

	March 31, 2012	December 31, 2011
Leasehold improvements	$39,704	$40,011
Machinery and equipment	56,518	59,657
Computers and software	6,551	6,491
Furniture and office equipment	2,310	2,223
Vehicles	612	596
Construction in progress	74,796	45,318
	$180,491	154,296
Less: accumulated depreciation and amortization	(29,789)	(26,195)
Property and equipment, net	$150,702	$128,101

Property and equipment includes $12.8 million and $13.7 million of machinery and equipment and furniture and office equipment under capital leases as of March 31, 2012 and December 31, 2011, respectively. Accumulated amortization of assets under capital leases totaled $5.1 million and $4.7 million as of March 31, 2012 and December 31, 2011, respectively.

Depreciation and amortization expense, including amortization of assets under capital leases, was $3.6 million and $2.1 million for the three months ended March 31, 2012 and 2011, respectively.

Other Assets

Other assets are comprised of the following (in thousands):

	March 31, 2012	December 31, 2011
Deferred charge asset(1)	$16,106	$18,792
Deposits on property and equipment, including taxes	5,009	17,455
Advances to contract manufacturers, net of current portion (2)	2,739	2,866
Recoverable taxes on purchased property and equipment and inventories	10,201	2,075
Other	1,746	1,813
Total other assets	$35,801	$43,001
______________

(1)	The deferred charge asset relates to the collaboration agreement between the Company and Total (see Note 9).

(2)
At March 31, 2012 and December 31, 2011, the amount of $2.7 million and $2.9 million, respectively, relates to the non-current unamortized portion of equipment costs funded by the Company to a contract manufacturer. The related amortization is being offset against purchases of inventory.

Accrued and Other Current Liabilities

Accrued and other current liabilities are comprised of the following (in thousands):

	March 31, 2012	December 31, 2011
Professional services	$3,337	$4,384
Accrued vacation	2,891	2,761
Payroll and related expenses	7,141	6,343
Construction in progress	1,324	4,992
Tax-related liabilities	1,151	2,180
Deferred rent, current portion	1,318	1,274
Contractual obligations to contract manufacturers	11,228	—
Customer advances	625	3,667
Refundable exercise price on early exercise of stock options	22	30
Other	1,823	5,351
Total accrued and other current liabilities	$30,860	$30,982

Other Liabilities

Other liabilities are comprised of the following (in thousands):

	March 31, 2012	December 31, 2011
Contingently repayable advance from related party collaborator(1)	$31,922	$31,922
Bonus payable to contract manufacturer, non-current	2,500	2,500
Contractual obligations to contract manufacturers, non-current	6,446	—
Asset retirement obligations	1,193	1,129
Other	1,919	1,534
Total other liabilities	$43,980	$37,085
______________

(1)	The contingently repayable advance from related party collaborator relates to the collaboration agreement between the Company and Total.

In November 2011, the Company and Total Gas & Power USA SAS (“Total”) entered into an amendment of their Technology License, Development, Research and Collaboration Agreement (the "Amendment”). The Amendment provides for an exclusive strategic collaboration for the development of renewable diesel products and contemplates that the parties will establish a joint venture (the “JV”) for the production and commercialization of such renewable diesel products on an exclusive, worldwide basis. In addition, the Amendment provides the JV with the right to produce and commercialize certain other chemical products on a non-exclusive basis. The Amendment further provides that definitive agreements to form the JV must be in place by March 31, 2012 or other date as agreed to by the parties or the renewable diesel program, including any further collaboration payments by Total related to the renewable diesel program, will terminate. The parties are currently engaged in discussion regarding the potential terms and timing of an extension to such date. The continuation of the renewable diesel program and the formation of the JV are also subject to certain mutual intellectual property due diligence conditions. Under the Amendment, each party retains certain rights to independently produce and sell renewable diesel under specified circumstances subject to paying royalties to the other party.

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

Total has an option for a period of 90 days, following the completion of the renewable diesel program on December 31, 2013 (or any other date as determined by the management committee to achieve the end-project milestone), to notify the Company that it does not wish to pursue production or commercialization of renewable diesel under the Amendment. If Total exercises this right, all of Total's intellectual property rights that were developed during the renewable diesel program would terminate and would be assigned to the Company, and the Company would be obligated to pay Total specified royalties based on the Company's net income in consideration of the benefits the Company derived from the technology and intellectual property developed during the renewable diesel development project. Such royalty payments would commence on the royalty notification date and end on the date when the Company had paid Total an aggregate amount equal to $150.0 million. The Company will pay Total a royalty of twenty percent (20%) of Net Income on a yearly basis derived from (i) any licenses under or sales of the Diesel Collaboration IP by the Company or any of its Affiliates to third parties, but not to the extent such licenses or sale relate to the use of the Diesel Collaboration IP for the Initial Non-Exclusive JV Products, and (ii) the Net Income (as defined in the Agreement) of the Company on a consolidated basis other than that derived from a Product resulting from the Biojet Development Program and the Non-Exclusive JV Products (the “Total Diesel IP Royalty”).

In addition, in the event the Company sells all or substantially all of its renewable diesel business prior to the time the aggregate royalty amount has been paid, the Company shall pay Total fifty percent (50%) of the net proceeds from such sale up to the then-remaining unpaid amount of the aggregate royalty amount. Net income shall be calculated in accordance with generally accepted accounting principles consistently applied by the Company and in the event that the foregoing net income is negative for a given fiscal quarter, the Company shall not be required to pay any royalty for such fiscal quarter). Beginning on the sixth year from the royalty notification date, the aforementioned royalty shall be additionally derived from the non-exclusive JV products.

The Company concluded that there is a significant amount of risk associated with the development of these products and therefore the arrangement is within the scope of ASC 730-20 Research and Development. The Company also determined that until Total exercises its royalty option, it is uncertain that financial risk involved with research and development is transferred from the Company to Total. Accordingly, the funds received from Total for the diesel product R&D activities were recorded as contingently repayable advance from the collaborator as part of other liabilities as of March 31, 2012 and December 31, 2011. Depending on the resolution of Total's royalty option contingency, the Company will record this arrangement as a contract to perform research and development services or as an obligation to repay the funds.

5. Commitments and Contingencies

Capital Leases

In March 2008, the Company executed an equipment financing agreement intended to cover certain qualifying research and laboratory hardware and software. In January 2009, the agreement was amended to increase the financing amount. During the years ended December 31, 2011, 2010, and 2009, the Company financed certain purchases of hardware equipment and software of approximately zero, $1.4 million and $4.8 million, respectively. Pursuant to the equipment financing agreement, the Company financed the equipment with the transactions representing capital leases. Accordingly, fixed assets and capital lease liabilities were recorded at the present values of the future lease payments of $2.3 million and $3.1 million at March 31, 2012 and December 31, 2011. The incremental borrowing rates used to determine the present values of the future lease payments was 9.5%. The capital lease obligations expire at various dates, with the latest maturity in March 2013. In connection with the agreement entered into in 2008, the Company issued a warrant to purchase shares of the Company's convertible preferred stock (see Note 11).

In December 2011, the Company executed an equipment financing agreement intended to cover certain qualifying research and laboratory hardware. During the year ended December 31, 2011, the Company financed certain purchases of hardware equipment of $3.0 million. Pursuant to the equipment financing agreement, the Company financed the equipment with transactions representing capital leases. This sale/leaseback transaction resulted in a $1.3 million unrealized loss which is being amortized over the life of the assets under lease. Accordingly, the Company recorded a capital lease liability at the present value of the future lease payments of $2.9 million at March 31, 2012 and $3.4 million at December 31, 2011 The incremental borrowing rate used to determine the present values of the future lease payments was 6.5%. The lease obligations expire on January 1, 2015. In connection with the equipment financing transaction, the Company issued a warrant to purchase shares of the Company's common stock (see Note 11). Future minimum payments under this sales/leaseback agreement as of March 31, 2012 are as follows (in thousands):

Years ending December 31:	Sale/Leaseback
2012 (Nine Months)	$823
2013	1,098
2014	1,007
2015	289
2016	—
Thereafter	—
Total future minimum lease payments	3,217
Less: amount representing interest	(296)
Present value of minimum lease payments	2,921
Less: current portion	(935)
Long-term portion	$1,986
The Company recorded interest expense in connection with its capital leases of $133,000 and $166,000 for the three months ended March 31, 2012 and 2011, respectively. Future minimum payments under capital leases, including the sale/leaseback equipment financing agreement, as of March 31, 2012 are as follows (in thousands):

Years ending December 31:	Capital Leases
2012 (Nine Months)	$2,885
2013	1,489
2014	1,006
2015	289
2016	—
Thereafter	—
Total future minimum lease payments	5,669
Less: amount representing interest	(423)
Present value of minimum lease payments	5,246
Less: current portion	(3,260)
Long-term portion	$1,986

Operating Leases

The Company has noncancelable operating lease agreements for office, research and development and manufacturing space in the United States that expire at various dates, with the latest expiration in May 2018 with an estimated annual rent payment of approximately $6.0 million. In addition, the Company leases facilities in Brazil pursuant to noncancelable operating leases that expire at various dates, with the latest expiration in November 2016 and with an estimated annual rent payment of approximately $0.6 million.

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

The Company recognizes rent expense on a straight-line basis over the noncancelable lease term and records the difference between cash rent payments and the recognition of rent expense as a deferred rent liability. Where leases contain escalation clauses, rent abatements, and/or concession, such as rent holidays and landlord or tenant incentives or allowances, the Company applies them in the determination of straight-line rent expense over the lease term. Rent expense was $1.2 million and $1.1 million for the three months ended March 31, 2012 and 2011, respectively.

The Company has agreements with terminal storage facility vendors for the storage and handling of products. As of March 31, 2012 the Company had $0.3 million in outstanding commitments under these terminalling agreements which are expected to be paid in 2012.

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

In February 2011, the Company commenced payment of rent related to an operating lease on real property owned by Usina São Martinho in Brazil. In conjunction with a joint venture agreement (see Note 7) with the same entity, the real property will be used by the joint venture entity, SMA Indústria Química S.A. (“SMA”), for the construction of a production facility. This lease has a term of 20 years commencing in February 2011 with an estimated annual rent payment of approximately $54,000.

In February 2011, the Company entered into an operating lease for certain equipment owned by GEA Engenharia de Processos e Sistemas Industriais Ltda (“GEA”) in Brazil. The equipment under this lease is used by the Company in its production activities in Brazil. This lease had a term of one year commencing in March 2011 with an estimated annual rent payment of approximately $88,000 and is renewable for up to two years from the end of the initial term. The Company is currently negotiating an extension to the lease term.

In March 2011, the Company entered into an operating lease on real property owned by Paraíso Bioenergia S.A. (“Paraíso Bioenergia”) in Brazil. In conjunction with a supply agreement (see Note 9) with the same entity, the real property will be used by the Company for the construction of an industrial facility. This lease has a term of 15 years commencing in March 2011 with an estimated annual rent payment of approximately $136,000.

In August 2011, the Company notified the lessor of its leased office facilities in Brazil of the Company's termination of its existing lease effective November 30, 2011. At the same time, the Company entered into an operating lease for new office facilities in Campinas, Brazil. The new lease has a term of 5 years commencing in November 2011 with an estimated annual rent payment of approximately $431,000.

Future minimum payments under operating leases as of March 31, 2012, are as follows (in thousands):

Years ending December 31:	Operating Leases - Facilities	Operating Leases - Land	Total Operating Leases
2012 (Nine Months)	$4,939	$142	$5,081
2013	6,288	190	6,478
2014	6,372	190	6,562
2015	6,550	190	6,740
2016	6,681	190	6,871
Thereafter	9,237	2,018	11,255
Total future minimum lease payments	$40,067	$2,920	$42,987

Guarantor Arrangements

The Company has agreements whereby it indemnifies its officers and directors for certain events or occurrences while the officer or director is, or was, serving at the Company’s request in such capacity. The term of the indemnification period is for the officer or director’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a director and officer insurance policy that limits its exposure and enables the Company to recover a portion of any future amounts paid. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal. Accordingly, the Company had no liabilities recorded for these agreements as of March 31, 2012 and December 31, 2011.

The Company has an uncommitted facility letter (“Credit Agreement”) with a financial institution to finance the purchase and sale of fuel and for working capital requirements, as needed. The Company is a parent guarantor for the payment of the outstanding balance under the Credit Agreement. As of March 31, 2012, the Company had $0.7 million in outstanding letters of credit under the Credit Agreement which are guaranteed by the Company and payable on demand. The Credit Agreement is collateralized by a first priority security interest in certain of the Company’s present and future assets.

The Company has a credit facility (“BNDES Credit Facility”) with a financial institution to finance a production site in Brazil. This credit facility is collateralized by a first priority security interest in certain of the Company's equipment and other tangible assets totaling R$24.9 million reais (approximately US$13.7 million based on the exchange rate at March 31, 2012). The Company is a parent guarantor for the payment of the outstanding balance under the BNDES Credit Facility. As of March 31, 2012, the Company had US$10.5 million outstanding under the agreement. Additionally, the Company is required to provide a bank guarantee under the BNDES Credit Facility.

The Company has a facility (“FINEP Credit Facility”) with a financial institution to finance a research and development project on sugarcane-based biodiesel (see Note 6). The FINEP Credit Facility provides for loans of up to an aggregate principal amount of R$6.4 million reais (approximately US$3.5 million based on the exchange rate at March 31, 2012) which is guaranteed by a chattel mortgage on certain equipment of the Company. The Company's total acquisition cost for the equipment under this guarantee is approximately R$6.0 million reais (approximately US$3.3 million based on the exchange rate at March 31, 2012). Subject to compliance with certain terms and conditions under the FINEP Credit Facility, four disbursements of the loan will become available to the Company for withdrawal, as described in more detail in Note 6. After the release of the first disbursement, prior to any subsequent drawdown from the FINEP Credit Facility, the Company also needs to provide bank letters of guarantee of up to R$3.3 million reais (approximately US$1.8 million based on the exchange rate at March 31, 2012).

The Company has an agreement with a terminal storage facility vendor for storing and handling of products. The Company is a parent guarantor for the payment of the outstanding balance under this terminalling agreement. As of March 31, 2012, the Company had $47,000 in outstanding commitments under this terminalling agreement which are guaranteed by the Company and payable on demand.

Under an operating lease agreement for its office facilities in Brazil, which commenced on November 15, 2011, the Company is required to maintain restricted cash or letters of credit equal to three months rent of approximately R$191,000 reais (approximately US$105,000 based on the exchange rate at March 31, 2012) as guarantee that the Company will meet its performance obligations under such operating lease agreement.

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

6. Debt

Debt is comprised of the following (in thousands):

	March 31, 2012	December 31, 2011
Credit facilities	$19,182	$18,852
Notes payable	27,813	3,113
Loans payable	19,505	19,359
Total debt	66,500	41,324
Less: current portion	(29,015)	(28,049)
Long-term debt	$37,485	$13,275

Credit Facility

In November 2010, the Company entered into the FINEP Credit Facility with Financiadora de Estudos e Projetos (“FINEP”), a state-owned company subordinated to the Brazilian Ministry of Science and Technology. This FINEP Credit Facility was extended to partially fund expenses related to the Company’s research and development project on sugarcane-based biodiesel (“FINEP Project”) and provides for loans of up to an aggregate principal amount of R$6.4 million reais (approximately US$3.5 million based on the exchange rate at March 31, 2012) which is guaranteed by a chattel mortgage on certain equipment of the Company as well as bank letters of guarantee. Subject to compliance with certain terms and conditions under the FINEP Credit Facility, four disbursements of the loan will become available to the Company for withdrawal. The first disbursement received in February 2011 was approximately R$1.8 million reais and the next three disbursements will each be approximately R$1.6 million reais. As of March 31, 2012 and December 31, 2011 there were R$1.8 million reais (approximately US$1.0 million based on the exchange rate at March 31, 2012) outstanding under this FINEP Credit Facility.

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

The FINEP Credit Facility contains the following significant terms and conditions

•
The Company will share with FINEP the costs associated with the FINEP Project. At a minimum, the Company will contribute from its own funds approximately R$14.5 million reais (US$8.0 million based on the exchange rate at March 31, 2012) of which the Company expects R$11.1 million reais to be contributed prior to the release of the second disbursement, which is expected to occur in 2012;

•
After the release of the first disbursement, prior to any subsequent drawdown from the FINEP Credit Facility, the Company is required to provide bank letters of guarantee of up to R$3.3 million reais in aggregate (approximately US$1.8 million based on the exchange rate at March 31, 2012);

•	Amounts released from the FINEP Credit Facility must be completely used by the Company towards the FINEP Project within 30 months after the contract execution.

Notes Payable

During the period between May 2008 and October 2008, the Company entered into notes payable agreements with the lessor of its headquarters under which it borrowed a total of $3.3 million for the purchase of tenant improvements, bearing an interest rate of 9.5% per annum and to be repaid over a period of 55 to 120 months. As of March 31, 2012 and December 31, 2011, a principal amount of $1.9 million and $2.0 million, respectively, was outstanding under these notes payable.

In connection with the operating lease for its headquarters (see Note 5) in Emeryville, California, the Company elected to defer a portion of monthly base rent due under the lease. In June 2011, a deferred rent obligation of $1.5 million resulting from this election became due and payable in 24 equal monthly installments of approximately $63,000. As such, the Company reclassified this obligation from Other Liabilities to Notes Payable. As of March 31, 2012 and December 31, 2011, a principal amount of $0.9 million and $1.1 million, respectively, was outstanding under this note payable.

Convertible Notes

In February 2012, the Company completed the sale of unsecured senior convertible promissory notes in an aggregate principal amount of $25.0 million pursuant to a Securities Purchase Agreement, between the Company and certain investment funds affiliated with Fidelity Investments Institutional Services Company, Inc. The offering consisted of the sale of 3% senior unsecured convertible promissory notes with a March 1, 2017 maturity date and a conversion price equal to $7.0682 per share of common stock, (an 18.0% premium to market value determined under the governance rules of The NASDAQ Stock Market) subject to adjustment for proportional adjustments to outstanding common stock and anti-dilution provisions in case of dividends and distributions. As of the closing of the offering, the notes were convertible into an aggregate of up to 3,536,968 shares of common stock. The conversion price of the Notes is subject to adjustment for proportional adjustments to outstanding common stock and under anti-dilution provisions in case of certain dividends and distributions. The note holders have a right to require repayment of 101% of the principal amount of the notes in an acquisition of the Company, and the notes provide for payment of unpaid interest on conversion following such an acquisition if the note holders do not require such repayment.  The securities purchase agreement and notes include covenants regarding payment of interest, maintaining our listing status, limitations on debt, maintenance of corporate existence, and filing of SEC reports. The notes include standard events of default resulting in acceleration of indebtedness, including failure to pay, bankruptcy and insolvency, cross-defaults, material adverse effect clauses and breaches of the covenants in the securities purchase agreement and notes, with default interest rates and associated cure periods applicable to the covenant regarding SEC reporting. In connection with the offering the Company entered into a Registration Rights Agreement with the note purchasers.

Loans Payable

In December 2009, the Company entered into a loans payable agreement with the lessor of its Emeryville pilot plant under which it borrowed a total of $250,000, bearing an interest rate of 10.0% per annum and to be repaid over a period of 96 months. As of March 31, 2012 and December 31, 2011, a principal amount of $197,000 and $204,000, respectively, was outstanding under the loan.

In December 2011, the Company entered into a loan agreement with Banco Pine S.A. under which Banco Pine S.A. provided the Company with a short term loan of R$35.0 million reais (approximately US$19.2 million based on the exchange rate at March 31, 2012) (the “Bridge Loan”). The Bridge Loan was an advance on anticipated 2012 financing from Nossa Caixa Desenvolvimento, ("Nossa Caixa"), the Sao Paulo State development bank, and the Lender, under which the Lender and Nossa Caxia may provide the Company with loans of up to approximately R$52.0 million reais (approximately US$28.5 million based on the exchange rate at March 31, 2012) as financing for capital expenditures relating to the Company's manufacturing facility,Paraíso Bioenergia in Brazil. The interest rate for the Bridge Loan is 119.2% of Brazilian interbank lending rate (approximately 12.3% on an annualized basis). The principal and interest of loans under the Loan Agreement matured and were required to be repaid on February 17, 2012, subject to extension by the Lender. On February 17, 2012, the Company entered into a supplemental agreement with Banco Pine S.A. under which the parties agreed to extend the maturity date for the repayment of the original loan entered into on December 22, 2011 from February 17, 2012 to May 17, 2012. In connection with the extension, the Company is obligated to pay R$129,150 (approximately US$71,000 based on the exchange rate as of March 31, 2012) as tax on the financial transaction as required by Brazilian law. Under the Loan Agreement, the Company owes a prepayment penalty if it repays the loan prior to the maturity date based on the net value of the loan to Banco Pine S.A. if the Bridge Loan were repaid on the maturity date.
The Bridge Loan agreement includes customary events of default, including refusal to perform responsibilities under the Loan Agreement, failure to make payments when due, bankruptcy, liquidation or insolvency, and material judgments. If any event of default under the Bridge Loan occurs, the Lender may declare all borrowings under the Bridge Loan immediately due. As of March 31, 2012, a total of R$35.0 million reais was advanced under the Bridge Loan and a principal amount of US$19.2 million was outstanding under this loan.

Letters of Credit

In November 2008, the Company entered into the Credit Agreement with a financial institution to finance the purchase and sale of fuel and for working capital requirements, as needed. In October 2009, the agreement was amended to decrease the maximum amount that the Company may borrow under such facility. The Credit Agreement, as amended, provided, as of March 31, 2012, for an aggregate maximum availability up to the lower of $20.0 million and the borrowing base as defined in the agreement, and is subject to a sub-limit of $5.7 million for the issuance of letters of credit and a sub-limit of $20.0 million for short-term cash advances for product purchases. The Credit Agreement is collateralized by a first priority security interest in certain of the Company’s present and future assets. Amyris is a parent guarantor for the payment of the outstanding balance under the Credit Agreement. Outstanding advances bear an interest rate at the Company’s option of the bank’s prime rate plus 1.0% or the bank’s cost of funds plus 3.5%. As of March 31, 2012, the Company had sufficient borrowing base levels to draw down up to a total of $6.1 million in short term cash advances and $5.0 million available for letters of credit in addition to those outstanding as of March 31, 2012. As of March 31, 2012 and December 31, 2011, the Company had no outstanding advances and had $0.7 million and $5.0 million in outstanding letters of credit under the Credit Agreement.

To the extent that amounts under the Credit Agreement remain unused while the Credit Agreement is in effect and for so long thereafter as any of the obligations under the Credit Agreement are outstanding, the Company will pay an annual commitment fee of $300,000. The Credit Agreement requires compliance with certain customary covenants that require maintenance of certain specified financial ratios and conditions. As of March 31, 2012, the Company was in compliance with its financial covenants under the Credit Agreement.

The Credit Agreement was amended in April 2012 to adjust the borrowing limits and maturity date (see Note 17).

Revolving Credit Facility

On December 23, 2010, the Company established a revolving credit facility with a financial institution which provides for loans and standby letters of credit of up to an aggregate principal amount of $10.0 million with a sublimit of $5.0 million on standby letters of credit. Interest on loans drawn under this revolving credit facility is equal to (i) the Eurodollar Rate plus 3.0%; or (ii) the Prime Rate plus 0.5%. In case of default or non-compliance with the terms of the agreement, the interest on loans is Prime Rate plus 2.0%. The credit facility is collateralized by a first priority security interest in certain of the Company's present and future assets. It has a $5,000 annual loan fee and contains the following significant financial and non-financial covenants:

The Company is required to comply with the following financial covenants under the credit facility: it must maintain a liquidity of at least $10.0 million plus two times its quarterly “Net Cash Used in Operating Activities” calculated using the Company’s Condensed Consolidated Statements of Cash Flows reflected in the Company’s most recent periodic report filed with the SEC. In addition, as of the end of each fiscal quarter, the Company must maintain a current ratio (current assets to current liabilities) equal to or greater than 2:1. As of March 31, 2012, the Company was not in compliance with either the liquidity or the current ratio covenant. Events of default under the credit facility provides the lender various rights, including the right to require immediate repayment or foreclose on collateral may result in acceleration of payment, which would result in cross defaults under other debt instruments, including the convertible promissory notes described above.

Under this facility, $7.7 million of loans and one letter of credit totaling $2.3 million was outstanding as of March 31, 2012. The outstanding letter of credit serves as security for a facility lease and expires in November 2012 and may be automatically extended for another one-year period.

BNDES Credit Facility

In December 2011, the Company entered into a credit facility (the "BNDES Credit Facility") in the amount of R$22.4 million reais (approximately US$12.3 million based on the exchange rate at March 31, 2012) with Banco Nacional de Desenvolvimento Econômico e Social ("BNDES”), a government owned bank headquartered in Brazil. This BNDES facility was extended as project financing for a production site in Brazil. The credit line is divided into an initial tranche for up to approximately R$19.1 million reais and an additional tranche of approximately R$3.3 million reais that becomes available upon delivery of additional guarantees. The credit line is available for 12 months from the date of the Credit Agreement, subject to extension by the lender.
The principal of the loans under the BNDES Credit Facility is required to be repaid in 60 monthly installments, with the first installment due in January 2013 and the last due in December 2017. Interest will be due initially on a quarterly basis with the first installment due in March 2012. From and after January 2013, interest payments will be due on a monthly basis together with principal payments. The loaned amounts carry interest of 7% per year. Additionally, a credit reserve charge of 0.1% on the unused balance from each credit installment from the day immediately after it is made available through its date of use, when it is paid.

The BNDES Credit Facility is denominated in Brazilian Reais and will not change until the effective release. The credit facility is collateralized by a first priority security interest in certain of the Company's equipment and other tangible assets totaling R$24.9 million reais (approximately US$13.7 million based on the exchange rate at March 31, 2012). The Company is a parent guarantor for the payment of the outstanding balance under the BNDES Credit Facility. Additionally, the Company is required to provide a bank guarantee equal to 10% of the total approved amount (R$22.4 million reais in total debt) available under the this credit facility. For advances in the second tranche (above R$19.1 million reais), the Company is required to provide additional bank guarantees equal to 90% of each such advance, plus additional Company guarantees equal to at least 130% of such advance. The BNDES Credit Facility contains customary events of default, including payment failures, failure to satisfy other obligations under this credit facility or related documents, defaults in respect of other indebtedness, bankruptcy, insolvency and inability to pay debts when due, material judgments, and changes in control of Amyris Brasil. If any event of default occurs, the Lender may terminate its commitments and declare immediately due all borrowings under the facility. As of March 31, 2012 the Company had R$19.1 million reais (approximately US$10.5 million based on the exchange rate at March 31, 2012) in outstanding advances under the BNDES Credit Facility.

Future minimum payments under the debt agreements as of March 31, 2012 are as follows (in thousands):

Years ending December 31:	Notes Payable	Loans Payable	Credit Facility
2012 (Nine Months)	$1,111	$19,539	$8,636
2013	846	144	2,935
2014	431	45	2,784
2015	431	45	2,621
2016	431	45	2,495
Thereafter	25,492	44	2,528
Total future minimum payments	28,742	19,862	21,999
Less: amount representing interest	(929)	(357)	(2,817)
Present value of minimum debt payments	27,813	19,505	19,182
Less: current portion	(1,231)	(19,335)	(8,449)
Noncurrent portion of debt	$26,582	$170	$10,733

7. Joint Ventures

SMA Indústria Química S.A.

On April 14, 2010, the Company established SMA, a joint venture with Usina São Martinho, to build a manufacturing facility. SMA is located at the Usina São Martinho mill in Pradópolis, São Paulo state, Brazil. SMA has a 20 year initial term.

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

The joint venture agreements require the Company to fund the construction costs of the new facility and Usina São Martinho would reimburse the Company up to R$61.8 million reais (approximately US$33.9 million based on the exchange rate as of March 31, 2012) of the construction costs after SMA commences production. Post commercialization, the Company would market and distribute Amyris renewable products and Usina São Martinho would sell feedstock and provide certain other services to SMA. The cost of the feedstock to SMA would be a price that is based on the average return that Usina São Martinho could receive from the production of its current products, sugar and ethanol. The Company would be required to purchase the output of SMA for the first four years at a price that guarantees the return of Usina São Martinho’s investment plus a fixed interest rate. After this four year period, the price would be set to guarantee a break-even price to SMA plus an agreed upon return.

Under the terms of the joint venture agreements, if the Company becomes controlled, directly or indirectly, by a competitor of Usina São Martinho, then Usina São Martinho has the right to acquire the Company’s interest in SMA. If Usina São Martinho becomes controlled, directly or indirectly, by a competitor of the Company, then the Company has the right to sell its interest in SMA to Usina São Martinho. In either case, the purchase price is determined in accordance with the joint venture agreements, and the Company would continue to have the obligation to acquire products produced by SMA for the remainder of the term of the supply agreement then in effect even though the Company would no longer be involved in SMA’s management.

Amyris has a 50% ownership interest in SMA. The Company has identified SMA as a VIE. The Company is the primary beneficiary and consequently consolidates SMA’s operations in its financial statements.

Joint Venture with Cosan

In June 2011, the Company entered into joint venture agreements with Cosan Combustíveis e Lubrificantes S.A. and Cosan S.A. Industria e Comércio (such Cosan entities, collectively or individually, “Cosan”), related to the formation of a joint venture (the “JV”), to focus on the worldwide development, production and commercialization of base oils made from Biofene produced by the JV or purchased from the Company or a contract manufacturer. The Company and Cosan are establishing entities related to the joint venture in both Brazil and the United States.

Under the joint venture agreements, the JV would undertake, on a worldwide basis, the development, production and commercialization of certain classes of base oils produced from Biofene for use in lubricants products in the automotive, commercial and industrial markets. The agreements provide that (i) the Company will perform research and development activities on behalf of the JV under a research services arrangement and will grant a royalty-free license to the JV to use the Company's technology to develop, produce, market and distribute renewable base oils for use in lubricant products sold worldwide, and (ii) Cosan will provide technical expertise and use commercially reasonable efforts to contribute a base oils offtake agreement with a third party to the JV.

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

The Company has identified Novvi S.A., the initial Brazilian JV entity formed, as a VIE. The power to direct activities, which most significantly impact the economic success of the joint venture, is equally shared between the Company and Cosan, who are not related parties. Accordingly, the Company is not the primary beneficiary and therefore will account for its investment in the JV entity using the equity method. The Company will periodically review its consolidation analysis on an ongoing basis. As of March 31, 2012, the carrying amounts of the unconsolidated JV entity's assets and liabilities were not material to the Company's consolidated financial statements.

In September 2011, the U.S. JV entity, Novvi LLC was formed. The Company and Cosan are still finalizing operating agreements for this new entity. Through March 31, 2012, there has been no activity in this joint venture.

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

Noncontrolling Interest

SMA Indústria Química
The joint venture, SMA (see Note 7), is a VIE pursuant to the accounting guidance for consolidating VIEs because the amount of total equity investment at risk is not sufficient to permit SMA to finance its activities without additional subordinated financial support, as well as the related commercialization agreement provides a substantive minimum price guarantee. Under the terms of the joint venture agreement, the Company directs the design and construction activities, as well as production and distribution. In addition, the Company has the obligation to fund the design and construction activities until commercialization is achieved. Subsequent to the construction phase, both parties equally fund SMA for the term of the joint venture. Based on those factors, the Company was determined to have the power to direct the activities that most significantly impact SMA’s economic performance and the obligation to absorb losses and the right to receive benefits. Accordingly, the financial results of SMA are included in the Company’s consolidated financial statements and amounts pertaining to Usina São Martinho’s interest in SMA are reported as noncontrolling interests in subsidiaries.

Glycotech

On January 3, 2011, the Company entered into a production service agreement with Glycotech, whereby Glycotech is to provide process development and production services for the manufacturing of various Amyris products at its leased facility in Leland, North Carolina. The Amyris products to be manufactured by Glycotech will be owned and distributed by the Company. Pursuant to the terms of the agreement, the Company will pay the manufacturing and operating costs of the Glycotech facility which is dedicated solely to the manufacture of Amyris products. The initial term of the agreement is for a two year period commencing on February 1, 2011 and will renew automatically for successive one-year terms, unless terminated by Amyris. On the same date as the production service agreement, the Company also entered into a right of first refusal agreement with the lessor of the facility and site leased by Glycotech covering a two year period commencing in January 2011. Per the terms of the right of first refusal agreement the lessor agrees not to sell the facility and site leased by Glycotech during the term of the production service agreement. In the event that the lessor is presented with an offer to sell or decides to sell an adjacent parcel, the Company has the right of first refusal to acquire it.

The Company has determined that the arrangement with Glycotech qualifies as a VIE. The Company determined that it is the primary beneficiary of this arrangement since it has the power through the management committee over which it has majority control to direct the activities that most significantly impact the arrangement's economic performance. In addition, the Company is required to fund 100% of Glycotech's actual operating costs for providing services each month while the facility is in operation under the production service agreement. Accordingly, the Company consolidates the financial results of Glycotech. As of March 31, 2012, the carrying amounts of the consolidated VIE's assets and liabilities were not material to the Company's consolidated financial statements.

The table below reflects the carrying amount of the assets and liabilities of the two consolidated VIEs for which the Company is the primary beneficiary. The assets include $20.1 million in property and equipment and $6.5 million in other assets, and $0.4 million in current assets. The liabilities include $1.4 million in accounts payable and accrued current liabilities and $0.1 million in loan obligations by Glycotech to a financial institution that are non-recourse to the Company. The creditors of each consolidated VIE have recourse only to the assets of that VIE.

(In thousands)	March 31, 2012	December 31, 2011
Assets	$26,985	$22,094
Liabilities	$1,502	$2,873

The change in noncontrolling interest for the three months ended March 31, 2012 and 2011 is summarized below (in thousands):

	2012	2011
Balance at January 1	$(240)	$2
Addition to noncontrolling interest	—	346
Foreign currency translation adjustment	87	—
Loss attributable to noncontrolling interest	(348)	(10)
Balance at March 31	$(501)	$338

9. Significant Agreements

Research and Development Activities

Total Collaboration Agreement

In June 2010, the Company entered into a technology license, development, research and collaboration agreement (“collaboration agreement”) with Total Gas & Power USA Biotech, Inc., an affiliate of Total S.A. (Total S.A. and its relevant affiliates, collectively, “Total”). The collaboration agreement sets forth the terms for the research, development, production and commercialization of certain to be determined chemical and/or fuel products made through the use of the Company’s synthetic biology platform. The collaboration agreement establishes a multi-phased process through which projects are identified, screened, studied for feasibility, and ultimately selected as a project for development of an identified lead compound using an identified microbial strain. Under the terms of the collaboration agreement, Total will fund up to the first $50.0 million in research and development costs for the selected projects; thereafter the parties will share such costs equally. Amyris has agreed to dedicate the laboratory resources needed for collaboration projects. Total also plans to second employees at Amyris to work on the projects. Once a development project has commenced, the parties are obligated to work together exclusively to develop the lead compound during the project development phase. After a development project is completed, the Company and Total expect to form one or more joint ventures to commercialize any products that are developed, with costs and profits to be shared on an equal basis, provided that if Total has not achieved profits from sales of a joint venture product equal to the amount of funding it provided for development plus an agreed upon rate of return within three years of commencing sales, then Total will be entitled to receive all profits from sales until this rate of return has been achieved. Each party has certain rights to independently produce commercial quantities of these products under certain circumstances, subject to paying royalties to the other party. Total has the right of first negotiation with respect to exclusive commercialization arrangements that the Company would propose to enter into with certain third parties, as well as the right to purchase any of the Company’s products on terms no less favorable than those offered to or received by the Company from third parties in any market where Total or its affiliates have a significant market position.

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

In June 2010, concurrent with the collaboration agreement, the Company issued 7,101,548 shares of Series D preferred stock to Total for aggregate proceeds of approximately $133.0 million at a per share price of $18.75, which was lower than the per share fair value of common stock as determined by management and the Board of Directors. Due to the fact the collaboration agreement and the issuance of shares to Total occurred concurrently, the terms of both the collaboration agreement and the issuance of preferred stock were evaluated to determine whether their separately stated pricing was equal to the fair value of services and preferred stock. The Company determined that the fair value of Series D preferred stock was $22.68 at the time of issuance, and therefore, the Company measured the preferred stock initially at its fair value with a corresponding reduction in the consideration for the services under the collaboration agreement. As revenue from collaboration agreement will be generated over a period of time based on the performance requirements, the Company recorded the difference between the fair value and consideration received for Series D preferred stock of $27.9 million as deferred charge asset within other assets at the time of issuance which will be recognized as a reduction to revenue in proportion to the total estimated revenue under the collaboration agreement. As of March 31, 2012 and December 31, 2011, the Company had recognized a cumulative reduction of $11.8 million and $9.1 million, respectively, against the deferred charge asset.

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

In November 2011, the Company and Total Gas & Power USA SAS (“Total”) entered into an amendment of the collaboration agreement.

The Amendment provides for an exclusive strategic collaboration for the development of renewable diesel products and contemplates that the parties will establish a joint venture (the “JV”) for the production and commercialization of such renewable diesel products on an exclusive, worldwide basis. It also provides that commercialization and production of jet fuel, already under development pursuant to the Collaboration Agreement, would be conducted on an exclusive, worldwide basis through the same JV. In addition, the amendment provides the JV with the right to produce and commercialize certain other chemical products on a non-exclusive basis. The Amendment provides that definitive agreements to form the JV must be in place by March 31, 2012 or other date as agreed to by the parties, or the renewable diesel program, including any further collaboration payments by Total related to the renewable diesel program, will terminate. The parties are currently engaged in discussion regarding the potential terms and timing of an extension to such date. The continuation of the renewable diesel program and the formation of the JV are also subject to certain mutual intellectual property due diligence conditions. Under the amendment, each party retains certain rights to independently produce and sell renewable diesel under specified circumstances subject to paying royalties to the other party.

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

Firmenich Collaboration and Joint Development Agreements

In November 2010, the Company entered into collaboration and joint development agreements with Firmenich SA (“Firmenich”), a flavors and fragrances company based in Geneva, Switzerland. Under the agreement, Firmenich will fund technical development at the Company to produce an ingredient for the flavors and fragrances market. The Company will manufacture the ingredient and Firmenich will market it, and the parties will share in any resulting economic value. The agreement also grants worldwide exclusive flavors and fragrances commercialization rights to Firmenich for the ingredient. In addition, Firmenich has an option to collaborate with the Company to develop a second ingredient. In July 2011, the Company and Firmenich expanded their collaboration agreement to include a third ingredient. The collaboration and joint development agreements will continue in effect until the later of the expiration or termination of the development agreements or the supply agreements. The Company is also eligible to receive potential total payments of $6.0 million upon the achievement of certain performance milestones towards which the Company will be required to make a contributory performance. These milestones are accounted for under the guidance in the FASB accounting standard update related to revenue recognition under the milestone method. The Company concluded that these milestones are substantive. For the three months ended March 31, 2012 and 2011, the Company recorded $750,000 and $682,000, respectively, of revenue from the collaboration agreement with Firmenich.

Michelin Collaboration Agreement

In September 2011, the Company entered into a collaboration agreement with Manufacture Francaise des Pneumatiques Michelin (“Michelin”). Under the terms of the collaboration agreement the Company and Michelin will collaborate on the development, production and worldwide commercialization of isoprene or isoprenol, generally for tire applications, using the Company's technology. Under the agreement, Michelin has agreed to pay an upfront payment to the Company of $5.0 million, subject to a reimbursement provision under which the Company would have to repay $1.0 million if it fails to achieve specified future technical milestones. The agreement provides that, subject to achievement of technical milestones, Michelin can notify the Company of its desired date for initial delivery, and the parties will either collaborate to establish a production facility or use an existing Company facility for production. The agreement also includes a term sheet for a supply agreement that would be negotiated at the time the decision regarding production facilities is made. The agreement has an initial term that will expire upon the earlier of 42 months from the effective date and the completion of a development work plan. As of March 31, 2012, the Company recorded the upfront payment of $5.0 million from Michelin as deferred revenue.

Manufacturing Agreements

In 2010 and 2011, the Company entered into contract manufacturing agreements with Biomin do Brasil Nutricão Animal Ltda. (“Biomin”), Tate & Lyle Ingredients Americas, Inc. (“Tate & Lyle”), Antibióticos, S.A. (“Antibióticos”), Albemarle Corporation ("Albemarle"), and Glycotech (see Note 8) to utilize their manufacturing facilities to produce Amyris products commencing in 2011.

Under the terms of these contract manufacturing agreements, the Company provided necessary equipment for the manufacturing of its products, over which the Company retained ownership. The Company also reimbursed the contract manufacturers for an aggregate of $13.8 million in expenditures related to the modification of their facilities. The Company recorded facility modification costs as other assets and amortized them as an offset against purchases of inventory. Certain of these contract manufacturing agreements also impose fixed purchase commitments on the Company, regardless of the production volumes.

Beginning in March 2012, the Company initiated a plan to shift production capacity from the contract manufacturing facilities to Company-owned plants that are currently under construction. As a result, the Company evaluated its contract manufacturing agreements and recorded a loss of $31.2 million related to the write-off of $10.0 million in facility modification costs and the recognition of $21.2 million of fixed purchase commitments. The Company computed the loss on facility modification costs and fixed purchase commitments using the same lower of cost or market approach that is used to value inventory. The computation of the loss on firm purchase commitments is subject to several estimates, including cost to complete and the ultimate selling price of any Company products manufactured at the relevant production facilities, and is therefore inherently uncertain. The Company also recorded a loss on write off of production assets of $5.5 million related to Amyris-owned production equipment at contract manufacturing facilities.

Subsequent to recording the $31.2 million loss related to facility modification costs and fixed purchase commitments in the three months ended March 31, 2012, the Company will have a remaining aggregate firm purchase commitment related to contract manufacturers of $38.3 million. Based on the Company's current production volumes and estimated cost and selling price the Company does not expect losses on firm purchase commitments beyond what was recorded in the three months ended March 31, 2012. The Company will continue to evaluate the potential for losses in future periods based on updated production and sales price assumptions.

Paraíso Bioenergia

In March 2011, the Company entered into a supply agreement with Paraíso Bioenergia. Under the agreement, the Company will construct fermentation and separation capacity to produce its products and Paraíso Bioenergia will supply sugar cane juice and other utilities. The Company will retain the full economic benefits enabled by the sale of Amyris farnesene-derived products over the lower of sugar or ethanol alternatives. In conjunction with the supply agreement, the Company also entered into an operating lease on real property owned by Paraíso Bioenergia. The real property will be used by the Company for the construction of an industrial facility (see Note 5).

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

Albemarle

In July 2011, the Company entered into a contract manufacturing agreement with Albemarle Corporation ("Albemarle"), which will provide toll manufacturing services at its facility in Orangeburg, South Carolina. Under this agreement, Albemarle will manufacture lubricant base oils from Biofene, which will be owned and distributed by the Company or a Company commercial partner. The initial term of this agreement is from July 31, 2011 through December 31, 2012. Albemarle is required to modify its facility, including installation and qualification of equipment and instruments necessary to perform the toll manufacturing services under the agreement. The Company reimbursed Albemarle $10.0 million for all capital expenditures related to the facility modification, which was accounted for as a prepaid asset. All equipment or facility modifications acquired or made by Albemarle will be owned by Albemarle, subject to Albemarle's obligation to transfer title to and ownership of certain assets to the Company within 30 days after termination of the agreement, at the Company's discretion and sole expense. As of March 31, 2012 and December 31, 2011, the Company has recorded a liability of zero and $3.5 million, respectively, for the facility modification costs. In March 2012 the Company recorded a loss of $10.0 million related to the write off of the facility modification costs, described above.

In addition, the Company was required to pay a one-time, non-refundable performance bonus of $5.0 million if Albemarle delivered to the Company a certain quantity of the lubricant base stock by December 31, 2011 or $2.0 million if Albemarle delivered the same quantity by January 31, 2012. Based on Albermarle's performance as of December 31, 2011, the Company concluded that Albermarle had earned the bonus and recorded a liability of $5.0 million as of March 31, 2012. The bonus is payable in two payments: one payment of $2.5 million on September 30, 2012 and one payment of $2.5 million on March 31, 2013.

In February 2012, the Company entered into an amended and restated agreement with Albemarle, which superseded the original contract manufacturing agreement with Albemarle.  The term of the new agreement continues through December 31, 2019.  The agreement includes certain obligations for the Company to pay fixed costs totaling $7.5 million, of which $3.5 million and $4.0 million are payable in 2012 and 2014, respectively. In the three months ended March 31, 2012, the Company recorded a corresponding loss related to these fixed purchase commitments, as described above. In addition, fixed costs of $2.0 million per quarter are payable in 2013 if the Company exercises its option to have product manufactured in the facility in 2013.  The agreement also includes variable pricing during the contract term.

Supply Agreements

The Company has also entered into agreements for the sale of Biofene and its derivatives directly to customers, including with Procter & Gamble Company ("P&G") for use in cleaning products, with M&G for use in plastics, with Kuraray Co., Ltd. ("Kuraray") for use in production of polymers, with Firmenich and Givaudan SA. ("Givaudan") for ingredients for the flavors and fragrances market, with Method for use in home and personal care products, and with Wilmar International Limited ("Wilmar") for use as a surfactant.

Soliance Agreements

In June 2010, the Company entered into an agreement with Soliance for the development and commercialization of Biofene-based squalane for use as an ingredient in cosmetics products. In December 2011, the Company and Soliance entered into an agreement and release to terminate the collaboration agreement and any other obligations with respect to the proposed joint venture. As part of the termination agreement the parties agreed that for a period commencing October 1, 2011 and ending on December

31, 2013, Soliance will be paid a commission of 10% of amounts received by the Company from Nikko Chemicals Co., Ltd. (“Nikko") on quantities of squalane sold by the Company to Nikko with respect to Nikko's committed minimum purchase obligation pursuant to the Nikko agreement. Concurrently with the execution of such termination agreement, the parties executed a distribution agreement, pursuant to which the Company appointed Soliance as its exclusive distributor to distribute the Company's squalane in the cosmetic market in the approved territory.

Nikko Chemicals

In August 2011, the Company entered into an agreement with Nikko, a private limited company in Japan, which contemplated the Company selling certain minimum quantities of renewable squalane to Nikko (commencing in September 2011 and continuing for two years through the end of December 2013).

10. Draths Corporation Acquisition

On October 6, 2011 (the Closing Date), the Company completed an acquisition of assets of Draths related to production of renewable chemicals. The acquisition was accounted for as a business combination. In connection with the acquisition, the Company issued 362,319 shares of common stock, of which 41,408 shares were held in escrow and paid $2.9 million in cash.

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
The Company allocated $8.6 million of the purchase price of Draths to acquired IPR&D. This amount represents management's valuation of the fair value of assets acquired at the date of the acquisition. Management used the income approach to determine the estimated fair values of acquired IPR&D, applying a risk adjusted discount rate of 30% to the development project's cash flows. The discounted cash flow model applies probability weighting factors, based on estimates of successful product development and commercialization, to estimated future net cash flows resulting from projected revenues and related costs. These success rates take into account the stages of completion and the risks surrounding successful development and commercialization of the underlying products such as estimates of revenues and operating profits related to the IPR&D considering its stage of development; the time and resources needed to complete the development; the life of the potential commercialized product and associated risks, including the inherent difficulties and uncertainties in developing a product.

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

The Draths business acquisition was a taxable transaction. For federal and state tax purposes, the above in-process research and development and goodwill is amortized over a 15-year period. The Company has determined that there are no significant differences in the tax basis of assets and the basis for financial reporting purposes. In addition, the business combination did not have any impact on the Company's deferred tax balance, net of the full valuation allowance, or to uncertain tax positions, at the acquisition date.

The Company applies the applicable accounting principles set forth in the U.S. Financial Accounting Standards Board's Accounting Standards Codification to its intangible assets (including goodwill), which prohibits the amortization of intangible assets with indefinite useful lives and requires that these assets be reviewed for impairment at least annually. There are several methods that can be used to determine the estimated fair value of the IPR&D acquired in a business combination. The Company has used the "income method," which applies a probability weighting that considers the risk of development and commercialization, to the estimated future net cash flows that are derived from projected sales revenues and estimated costs. These projections are based on factors such as relevant market size, pricing of similar products, and expected industry trends. The estimated future net cash flows are then discounted to the present value using an appropriate discount rate. These assets are treated as indefinite-lived intangible assets until completion or abandonment of the projects, at which time the assets will be amortized over the remaining useful life or written off, as appropriate. If the carrying amount of the assets is greater than the measures of fair value, impairment is considered to have occurred and a write-down of the asset is recorded. Any finding that the value of its intangible assets has been impaired would require the Company to write-down the impaired portion, which could reduce the value of its assets and reduce its net income for the year in which the related impairment charges occur.

11. Stockholders’ Equity

Private Placement

In February 2012, the Company completed a private placement of its common stock (the “Private Placement”) of 10,160,325 shares of common stock at a price of $5.78 for aggregate proceeds of $58.7 million.

In connection with the Private Placement, the Company entered into an agreement with an investor to purchase additional shares of Common Stock for an additional $15.0 million upon satisfaction by the Company of criteria associated with the commissioning of the Company's Paraíso Bioenergia SA production plant in Brazil by March 2013. Additionally, such agreement granted certain investors Board designation rights and certain rights of first investment with respect to future issuances of the Company's securities.

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

Preferred Stock

Pursuant to the Company’s amended and restated certificate of incorporation, the Company is authorized to issue 5,000,000 shares of preferred stock. The Board of Directors has the authority, without action by its stockholders, to designate and issue shares of preferred stock in one or more series and to fix the rights, preferences, privileges and restrictions thereof. Prior to the closing of the Company’s IPO, the Company had four series of convertible preferred stock outstanding, including Series D preferred stock issued to Total (see Note 9). As of March 31, 2012 and December 31, 2011, the Company had zero convertible preferred stock outstanding.

Common Stock Warrants

During the period from January 1, 2008 to September 30, 2010 the Company issued 182,405 warrants in connection with placement agent fees associated with its preferred stock issuance, capital and operating lease agreements and consulting services. Upon the closing of the Company’s IPO on September 30, 2010, these outstanding convertible preferred stock warrants were automatically converted into common stock warrants to purchase 195,604 shares of common stock. In addition, the fair value of the convertible preferred stock warrants as of September 30, 2010, estimated to be $2.3 million using the Black-Scholes option pricing model, was reclassified to additional paid in capital.

In December 2011, in connection with a capital lease agreement, the Company issued a warrant to purchase 21,087 shares of the Company's common stock at an exercise price of $10.67 a share. The Company estimated the fair value of these warrants as of the issuance date to be $193,000 and was recorded as other assets and amortized subsequently over the term of the lease.

The fair value was based on the contractual term of the warrants of 10 years, risk free interest rate of 2.0%, expected volatility of 86% and zero expected dividend yield. This warrant remains unexercised and outstanding as of March 31, 2012.
Each of these warrants includes a cashless exercise provision which permits the holder of the warrant to elect to exercise the warrant without paying the cash exercise price, and receive a number of shares determined by multiplying (i) the number of shares for which the warrant is being exercised by (ii) the difference between the fair market value of the stock on the date of exercise and the warrant exercise price, and dividing such by (iii) the fair market value of the stock on the date of exercise. During three months ended March 31, 2012 and 2011, zero and 190,468 shares of warrants were exercised through the cashless exercise provision and 77,087 shares of common stock were issued after deducting the shares to cover the cashless exercises. There were no warrants exercised during the three months ended March 31, 2011.

As of March 31, 2012 and December 31, 2011, the Company had the following unexercised common stock warrants outstanding:

	Expiration Date	Exercise Price per Share	Shares as of
Underlying Stock			March 31, 2012	December 31, 2011
Common Stock	1/31/2018	$24.88	—	2,884
Common Stock	9/23/2018	$25.26	2,252	2,252
Common Stock	12/23/2021	$10.67	21,087	21,087
Total			23,339	26,223

12. Stock-Based Compensation Plans

2010 Equity Incentive Plan

The Company's 2010 Equity Incentive Plan (“2010 Equity Plan”) became effective on September 28, 2010 and will terminate in 2020. Pursuant to the 2010 Equity Plan, any shares of the Company’s common stock (i) issued upon exercise of stock options granted under the 2005 Plan that cease to be subject to such option and (ii) issued under the 2005 Plan that are forfeited or repurchased by the Company at the original purchase price will become part of the 2010 Equity Plan. Subsequent to the effective date of the 2010 Equity Plan, an additional 160,247 shares that were forfeited under the 2005 Plan were added to the shares reserved for issuance under the 2010 Equity Plan.

The number of shares reserved for issuance under the 2010 Equity Plan increase automatically on January 1 of each year starting with January 1, 2011, by a number of shares equal to 5.0% percent of the Company’s total outstanding shares as of the immediately preceding December 31st. The Company’s Board of Directors or Leadership Development and Compensation Committee is able to reduce the amount of the increase in any particular year. The 2010 Equity Plan provides for the granting of common stock options, restricted stock awards, stock bonuses, stock appreciation rights, restricted stock units and performance awards. It allows for time-based or performance-based vesting for the awards. Options granted under the 2010 Equity Plan may be either incentive stock options ("ISOs") or non-statutory stock options ("NSOs"). ISOs may be granted only to Company employees (including officers and directors who are also employees). NSOs may be granted to Company employees, non-employee directors and consultants. The Company will be able to issue no more than 30,000,000 shares pursuant to the grant of ISOs under the 2010 Equity Plan. Options under the 2010 Equity Plan may be granted for periods of up to ten years. All options issued to date have had a ten year life. Under the plan, the exercise price of an ISOs and NSOs may not be less than 100% of the fair market value of the shares on the date of grant. The exercise price of any ISOs and NSOs granted to a 10% stockholder may not be less than 110% of the fair value of the underlying stock on the date of grant. The options granted to date generally vest over four to five years.

As of March 31, 2012, options to purchase 3,287,801 shares of our common stock granted from the 2010 Equity Plan were outstanding and 5,360,719 shares of the Company’s common stock remained available for future awards that may be granted from the 2010 Equity Plan. The options outstanding as of March 31, 2012 had a weighted-average exercise price of approximately $23.59 per share.

2005 Stock Option/Stock Issuance Plan

In 2005, the Company established its 2005 Stock Option/Stock Issuance Plan (the “2005 Plan”) which provided for the granting of common stock options, restricted stock units, restricted stock and stock purchase rights awards to employees and consultants of the Company. The 2005 Plan allowed for time-based or performance-based vesting for the awards. Options granted under the 2005 Plan were ISOs or NSOs. ISOs were granted only to Company employees (including officers and directors who are also employees). NSOs were granted to Company employees, non-employee directors, and consultants.

All options issued under the 2005 Plan have had a ten year life. The exercise prices of ISOs and NSOs granted under the 2005 Plan were not less than 100% of the estimated fair value of the shares on the date of grant, as determined by the Board of Directors. The exercise price of an ISO and NSO granted to a 10% stockholder could not be less than 110% of the estimated fair value of the underlying stock on the date of grant as determined by the Board of Directors. The options generally vested over five years.

As of March 31, 2012, options to purchase 4,580,766 shares of the Company’s common stock granted from the 2005 Stock Option/Stock Issuance Plan remained outstanding and as a result of the adoption of the 2010 Equity Incentive Plan discussed above, zero shares of the Company’s common stock remained available for issuance under the 2005 Plan. The options outstanding under the 2005 Plan as of March 31, 2012 had a weighted-average exercise price of approximately $6.63 per share.

No income tax benefit has been recognized relating to stock-based compensation expense and no tax benefits have been realized from exercised stock options or release of restricted stock units.

2010 Employee Stock Purchase Plan

The 2010 Employee Stock Purchase Plan (the “2010 ESPP”) became effective on September 28, 2010. The 2010 ESPP is designed to enable eligible employees to purchase shares of the Company’s common stock at a discount. Each offering period is for one year and consists of two six-month purchase periods. Each twelve-month offering period generally commences on May 16th and November 16th, each consisting of two six-month purchase periods. The purchase price for shares of common stock under the 2010 ESPP is the lesser of 85% of the fair market value of the Company’s common stock on the first day of the applicable offering period or the last day of each purchase period. A total of 168,627 shares of common stock were initially reserved for future issuance under the 2010 Employee Stock Purchase Plan. During the first eight years of the life of the 2010 ESPP, the number of shares reserved for issuance increases automatically on January 1st of each year, starting with January 1, 2011, by a number of shares equal to 1% of the Company’s total outstanding shares as of the immediately preceding December 31st. Pursuant to the automatic increase provision, an additional 459,325 shares were reserved for issuance during the three months ended March 31, 2012 for a cumulative total of 897,799 additional shares reserved for issuance under the automatic increase provision. The Company’s Board of Directors or Leadership Development and Compensation Committee is able to reduce the amount of the increase in any particular year. No more than 10,000,000 shares of the Company’s common stock may be issued under the 2010 ESPP and no other shares may be added to this plan without the approval of the Company’s stockholders.

During the three months ended March 31, 2012 and 2011, zero shares of common stock were purchased under the 2010 ESPP. At March 31, 2012, 762,173 shares of the Company’s common stock remained available for issuance under the 2010 ESPP.

Stock Option Activity

The Company’s stock option activity and related information for the three months ended March 31, 2012 was as follows:

	Number Outstanding	Weighted - Average Exercise Price	Weighted - Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
				(in thousands)
Outstanding - December 31, 2011	8,377,016	$14.05	7.9	$29,127
Options granted	48,050	$7.98
Options exercised	(107,236)	$3.50
Options cancelled	(389,263)	$24.50
Outstanding - March 31, 2012	7,928,567	$13.64	7.5	$6,984

Vested and expected to vest after March 31, 2012	7,630,066	$13.41	7.5	$6,961
Exercisable at March 31, 2012	3,956,629	$9.07	6.6	$6,374

The aggregate intrinsic value of options exercised under all option plans was $596,000 and $10.4 million for the three months ended March 31, 2012 and 2011, respectively, determined as of the date of option exercise.

The Company’s restricted stock units ("RSUs") and restricted stock activity and related information for the three months ended March 31, 2012 was as follows:

	RSUs	Weighted Average Grant-Date Fair Value	Weighted Average Remaining Contractual Life (Years)
Outstanding - December 31, 2011	375,189	$29.84	1.4
Awarded	—	$—	—
Vested	(122,673)	$30.30	—
Forfeited	(33,333)	$30.30	—
Outstanding - March 31, 2012	219,183	$29.51	1.2
Expected to vest after March 31, 2012	205,093	$29.51	1.1

RSUs are converted into common stock upon vesting. Upon the vesting of RSUs, the Company primarily uses the net share settlement approach, where a portion of the shares are withheld and cancelled as settlement of statutory employee withholding taxes, which decreases the shares issued to the employee by a corresponding value.

The following table summarizes information about stock options outstanding as of March 31, 2012:

	Options Outstanding			Options Exercisable
Exercise Price	Number of Options	Weighted - Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
$0.10—$0.10	22,500	3.7	$0.10	22,500	$0.10
$0.28—$0.28	818,420	4.9	$0.28	817,861	$0.28
$1.50—$1.50	187,668	5.3	$1.50	181,434	$1.50
$3.93—$3.93	1,216,710	6.0	$3.93	982,039	$3.93
$4.31—$5.49	770,749	7.5	$4.35	410,571	$4.31
$9.32—$9.32	921,628	7.7	$9.32	364,806	$9.32
$10.44—$16.50	940,230	8.6	$14.93	309,703	$15.52
$16.53—$24.20	1,069,064	8.3	$21.63	381,886	$21.81
$24.50—$26.50	211,450	9.2	$25.73	10,458	$26.12
$26.84—$30.17	1,770,148	8.7	$27.30	475,371	$27.20
$0.10—$30.17	7,928,567	7.5	$13.64	3,956,629	$9.07

Common Stock Subject to Repurchase

Historically under the 2005 Plan, the Company allowed employees to exercise options prior to vesting. The Company has the right to repurchase at the original purchase price any unvested (but issued) common shares upon termination of service of an employee. The consideration received for an early exercise of an option is considered to be a deposit of the exercise price and the related dollar amount is recorded as a liability. The shares and liability are reclassified into equity on a ratable basis as the award vests. The Company recorded a liability in accrued expenses of $21,800 and $30,000, respectively, relating to options for 5,564 and 7,929 shares of common stock that were exercised and unvested as of March 31, 2012 and December 31, 2011, respectively. These shares were subject to a repurchase right held by the Company and are included in issued and outstanding shares as of March 31, 2012 and December 31, 2011, respectively.

Stock-Based Compensation Expense

Stock-based compensation expense related to options and restricted stock units granted to employees and non-employees was allocated to research and development expense and sales, general and administrative expense as follows (in thousands):

	Three Months Ended March 31,
	2012	2011
Research and development	$1,513	$977
Sales, general and administrative	5,008	3,030
Total stock-based compensation expense	$6,521	$4,007

Employee Stock–Based Compensation

During the three months ended March 31, 2012 and 2011, the Company granted options to purchase 48,050 and 120,000 shares of its common stock, respectively, to employees with weighted average grant date fair values of $7.98 and $22.11 per share, respectively. As of March 31, 2012 and December 31, 2011, there were unrecognized compensation costs of $50.0 million and $54.7 million, respectively, related to outstanding employee stock options. The Company expects to recognize those costs over a weighted average period of 2.8 years as of March 31, 2012. Future option grants will increase the amount of compensation expense to be recorded in these periods.

During the three months ended March 31, 2012 and 2011, zero and 321,301 RSUs, respectively, were granted to employees with a weighted average service-inception date fair value of zero and $30.30, respectively. A total of $1.2 million and $967,000 in stock compensation expense was recognized for the three months ended March 31, 2012 and 2011 for RSUs granted to employees. As of March 31, 2012 and December 31, 2011, there were unrecognized compensation costs of $4.9 million and $6.0 million, respectively, related to these RSUs.

During the three months ended March 31, 2012 and 2011, the Company also recognized stock compensation expense related to its 2010 ESPP of $362,000 and $434,000, respectively.

Compensation expense was recorded for stock-based awards granted to employees based on the grant date estimated fair value (in thousands):

	Three Months Ended March 31,
	2012	2011
Research and development	$1,511	$964
Sales, general and administrative	4,950	2,748
Total stock-based compensation expense	$6,461	$3,712

Employee stock-based compensation expense recognized for the three months ended March 31, 2012 included $218,000 related to option modification. As part of a termination agreement with a key employee, the Company agreed to accelerate the vesting of options for 50,668 shares of common stock. The weighted average fair value per share of the modified options was $14.84 which was determined as of the date of modification. This modification to accelerate vesting of the associated stock options resulted in incremental stock-based compensation expense of $752,000, which will be amortized through June 2012 and offset against $338,000 in cancellation of unvested shares at the termination date, resulting in a net incremental expense of $414,000.

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

Stock-based compensation cost for RSUs is measured based on the closing fair market value of the Company's common stock on the date of grant. Stock-based compensation cost for stock options and employee stock purchase plan rights is estimated at the grant date and offering date, respectively, based on the fair-value using the Black-Scholes option pricing model. The fair value of employee stock options is being amortized on a straight-line basis over the requisite service period of the awards. The fair value of employee stock options was estimated using the following weighted-average assumptions:

	Three Months Ended March 31,
	2012	2011
Expected dividend yield	—%	—%
Risk-free interest rate	1.3%	2.3%
Expected term (in years)	5.9	6.0
Expected volatility	75%	87%

Expected Dividend Yield—The Company has never paid dividends and does not expect to pay dividends.

Risk-Free Interest Rate—The risk-free interest rate was based on the market yield currently available on United States Treasury securities with maturities approximately equal to the option’s expected term.

Expected Term—The Expected term represents the period that the Company’s stock-based awards are expected to be outstanding. The Company’s assumptions about the expected term have been based on that of companies that have similar industry, life cycle, revenue, and market capitalization and the historical data on employee exercises.

Expected Volatility—The Expected volatility is was based on a combination of historical volatility for the Company's stock and the historical stock volatilities of several of the Company’s publicly listed comparable companies over a period equal to the expected terms of the options, as the Company does not have a long trading history.

Fair Value of Common Stock— Prior to the IPO, the fair value of the shares of common stock underlying the stock options was determined by the Board of Directors. Because there was no public market for the Company’s common stock, the Board of Directors determined the fair value of the common stock at the time of grant of the option by considering a number of objective and subjective factors including valuation of comparable companies, sales of convertible preferred stock to unrelated third parties, operating and financial performance, the lack of liquidity of capital stock and general and industry specific economic outlook, amongst other factors. The Company’s common stock started trading in the NASDAQ Global Market under ticker symbol AMRS on September 28, 2010. Consequently, after the IPO, the fair value of the shares of common stock underlying the stock options is the closing price on the option grant date.

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

Nonemployee Stock–Based Compensation

During the three months ended March 31, 2012 and 2011, the Company has not granted options to purchase shares of common stock to nonemployees in exchange for services. Compensation expense of $29,000 and $225,000 was recorded for the three months ended March 31, 2012 and 2011, respectively, for stock-based awards granted to nonemployees. The nonemployee options were valued using the Black-Scholes option pricing model.

During the three months ended March 31, 2012 and 2011, zero and 30,000 restricted stock units, respectively, were granted to nonemployees and a total of $31,000 and $69,000 respectively, in stock compensation expense was recognized by the Company for the three months ended March 31, 2012 and 2011.

The fair value of nonemployee stock options was estimated using the following weighted-average assumptions:

	Three Months Ended March 31,
	2012	2011
Expected dividend yield	—%	—%
Risk-free interest rate	1.8%	3.0%
Expected term (in years)	7.3	8.2
Expected volatility	75%	87%

13. Employee Benefit Plan

The Company established a 401(k) Plan to provide tax deferred salary deductions for all eligible employees. Participants may make voluntary contributions to the 401(k) Plan up to 90% of their eligible compensation, limited by certain Internal Revenue Service restrictions. The Company does not match employee contributions.

14. Related Party Transactions

The Company has entered into a license agreement with University of California, Berkeley. A co-founder and advisor to the Company is a professor at the University of California, Berkeley. The Company paid the advisor zero during the three months ended March 31, 2012 and 2011, respectively.

During 2008, the Company entered into an agreement with a venture capital group to provide strategic advisory services to Amyris and its then majority owned subsidiary, Amyris Brasil. One of its former directors is also a member of the Company’s Board of Directors. Under the agreement, the Company issued options to the venture capital group, which vest and become exercisable based on the service of the former director of the group on the Company's Board of Directors (see Note 12).

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

In November 2011, the Company and Total Gas & Power USA SAS (“Total”) entered into an amendment of their Technology License, Development, Research and Collaboration Agreement. Pursuant to the amendment, Total has agreed to solely fund the first $30.0 million in research and development costs related to the renewable diesel program which have been incurred since August 1, 2011, which amount shall be in addition to the $50.0 million in research and development funding contemplated by the Collaboration Agreement (see Note 4).

On October 6, 2011, the Company completed a business combination with Draths. In connection with the acquisition, the Company issued 362,319 shares of the Company's common stock, of which 41,408 shares were held in escrow and paid $2.9 million in cash. One of the Company's board members was also on the board of Draths.

In February 2012, the Company completed a private placement of its common stock of 10,160,325 shares of common stock at a price of $5.78 for aggregate proceeds of $58.7 million pursuant to a Securities Purchase Agreement, among the Company and existing certain investors including Total and Maxwell (Mauritius) Pte Ltd, each a beneficial owner of more than 5% of our existing common stock at the time of the transaction. Finally, entities affiliated with our existing directors, Mr. Doerr and Dr. Reinach, and an entity that designated our existing director, Ms. Piwnica, to serve on the Board, purchased shares of common stock in the offering.

15. Income Taxes

For the three months ended March 31, 2012, the Company recorded a provision for income taxes of $244,000 which consisted of an accrual of Brazilian withholding tax on an intercompany interest liability. Other than the above mentioned provision for income tax, no additional provision for income taxes has been made, net of the valuation allowance, due to cumulative losses since the commencement of operations.

The Company is currently under audit by the US Internal Revenue Service for tax year 2008. As of March 31, 2012, the Company has not received an assessment with regard to this audit.

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

Revenues by geography are based on the location of the customer. The following tables set forth revenue and long-lived assets by geographic area (in thousands):

Revenues

	Three Months Ended March 31,
	2012	2011
United States	$26,306	$37,174
Brazil	875	—
Europe	1,938	—
Asia	350	—
Total	$29,469	$37,174

Long-Lived Assets

	March 31, 2012	December 31, 2011

United States	$75,373	$76,108
Brazil	71,004	48,240
Europe	4,325	3,753
Total	$150,702	$128,101

17. Subsequent Events

On April 17, 2012, the Company and the Company's wholly-owned subsidiary, Amyris Fuels, LLC ("AFL"), entered into an Amendment to Uncommitted Facility Letter (the "Amendment") with BNP Paribas ("BNPP"), effective as of April 14, 2012. The Amendment amended certain provisions of the Company's Uncommitted Facility Letter, dated as of November 25, 2008 (as amended previously, the "Credit Agreement"), between AFL and BNPP. The Company and AFL entered into the Credit Agreement and related agreements to finance the purchase and sale of fuel and for working capital requirements, as needed, in connection with AFL's business (see Note 6). The Company and AFL entered into the Amendment to extend the maturity date pending the Company's transition out of the AFL business, and plan to repay all amounts remaining outstanding under the Credit Agreement, and to terminate the Credit Agreement, as of the new maturity date.
The Amendment extended the maturity date for amounts outstanding under the Credit Agreement from April 14, 2012 to June 30, 2012. It also reduced (i) the maximum availability under the Credit Agreement from the lower of the borrowing base (as defined in the Credit Agreement, as amended) and $20.0 million to the lower of the borrowing base and $10.0 million, (ii) the sublimit for short-term cash advances from $20.0 million to zero, and (iii) the sub-limit for letters of credit from $5.7 million to $500,000. The Amendment also requires the Company to pay BNPP a minimum compensation fee of $125,000 in connection with the Amendment.
In April 2012, the Company paid $7.7 million of its outstanding loans under the Revolving Credit Facility (see Note 6). In May 2012, the Company also entered into a letter agreement dated May 3, 2012 (the "Credit Facility Amendment") with Bank of the West (the "Bank") amending its Revolving Credit Facility agreement dated December 23, 2010 (the "Credit Facility"). The Credit Facility Amendment reduced the committed amount under the Credit Facility from $10.0 million to approximately $2.3 million, and the letters of credit sublimit from $5.0 million to approximately $2.3 million. The Credit Facility Amendment also modified the current ratio covenant to require a ratio of current assets to current liabilities of at least 1.3:1 (as compared to 2:1 in the Credit Facility), and requires the Company to maintain unrestricted cash of at least $15.0 million in its account with the Bank.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and the related notes that appear elsewhere in this Form 10-Q. These discussions contain forward-looking statements reflecting our current expectations that involve risks and uncertainties which are subject to safe harbors under the Securities Act of 1933, as amended, or the Securities Act, and the Securities Exchange Act of 1934, as amended, or the Exchange Act. These forward-looking statements include, but are not limited to, statements concerning our strategy, future production capacity and other aspects of our future operations, ability to improve our production efficiencies, future financial position, future revenues, projected costs, expectations regarding demand and acceptance for our technologies, growth opportunities and trends in the market in which we operate, prospects and plans and objectives of management. The words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “will,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those in the forward-looking statements, including, without limitation, the risks set forth in Part II, Item 1A, “Risk Factors,” in this Quarterly Report on Form 10-Q and in our other filings with the Securities and Exchange Commission. We do not assume any obligation to update any forward-looking statements.

Trademarks

Amyris®, the Amyris logo, Biofene® and No Compromise® are trademarks or registered trademarks of Amyris, Inc. This report also contains trademarks and trade names of other businesses that are the property of their respective holders.

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

We were incorporated in 2003 and commenced research, development, marketing and administrative activities in 2005. To further develop our business we have established two subsidiaries, Amyris Brasil, which oversees the establishment and expansion of our production in Brazil, and Amyris Fuels, which we established to help us develop fuel distribution capabilities in the U.S. Amyris Fuels currently generates revenue from the sale of ethanol and ethanol blended gasoline to wholesale customers through a network of terminals primarily in the southeastern U.S. We currently expect to transition out of the Amyris Fuels business during 2012.

While our technology enables us to design yeast and other microorganisms to produce many different kinds of molecules, our current priority is the commercialization and production of Biofene, and its derivatives for sale in a range of specialty chemical applications within the following six identified markets: cosmetics, lubricants, flavors and fragrances, polymers and plastic additives, home and personal care products and transportation fuels.

In April 2010, we entered into a definitive agreement with Usina São Martinho to establish a joint venture entity for construction and operation of a large-scale production facility in Brazil. In March 2011, we entered into an agreement with Paraíso Bioenergia, under which we are designing and building a fermentation and separation plant on leased space at the Paraíso Bioenergia facility and Paraíso Bioenergia will supply sugar cane juice and other utilities. We now expect the manufacturing facility at Paraíso Bioenergia to be our initial principal focus for production capacity. Based on our shifting manufacturing priorities and uncertainty regarding financing availability, we cannot currently predict when or if our facility at Usina São Martinho will be completed or commence commercial operations.

Total Relationship

In June 2010, we entered into a collaboration agreement with Total. This agreement provides for joint collaboration on the development of products through the use of our synthetic biology platform. In connection with this agreement, Total invested

$133.2 million in our equity. At the end of the second quarter of 2010, we recorded a deferred charge asset of $27.9 million associated with the Total investment. This deferred charge asset resulted from the difference between a third party valuation of our stock and the price paid by Total. This deferred charge asset will be offset against future revenue earned under arrangements with Total. As of March 31, 2012, we recognized a cumulative reduction of $9.1 million against the deferred charge asset.
In November 2011, we entered into an amendment of the collaboration agreement with Total to establish a diesel development program. The amendment provides for an exclusive strategic collaboration for the development of renewable diesel products and contemplates that the parties will establish a joint venture, the JV, for the production and commercialization of such renewable diesel products on an exclusive, worldwide basis. It also provides that commercialization and production of jet fuel, already under development pursuant to the collaboration agreement, would be conducted on an exclusive, worldwide basis through the same JV. In addition, the amendment provides the JV with the right to produce and commercialize certain other chemical products on a non-exclusive basis. The amendment provides that definitive agreements to form the JV must be in place by March 31, 2012 (or another date as agreed to by the parties) or the renewable diesel program, including any further collaboration payments by Total related to the renewable diesel program, will terminate. The parties are currently engaged in discussions regarding the potential terms and timing of an extension to such date. Total has an option, upon completion of the renewable diesel program, to notify us that it does not wish to pursue production or commercialization of renewable diesel under the amendment. If Total exercises this right, all of Total's intellectual property rights that were developed during the renewable diesel program would terminate and would be assigned to us, and we would be obligated to pay Total specified royalties based on the Company's net income. Such royalty payments would also include a share of net proceeds received by us from any sale of its renewable diesel business.

Pursuant to the amendment, Total agreed to solely fund the following amounts: (i) the first $30.0 million in research and development costs related to the renewable diesel program which have been incurred since August 1, 2011, which amount shall be in addition to the $50.0 million in research and development funding contemplated by the collaboration, and (ii) for any research and development costs incurred following the JV formation date that are not covered by the initial $30.0 million, up to an additional $10.0 million in 2012 and up to an additional $10.0 million in 2013, which amounts will be considered part of the $50.0 million contemplated by the collaboration agreement. In addition to these payments, Total further agreed to fund 50% of all remaining research and development costs for the renewable diesel program under the amendment. The parties have separately agreed that, if the JV is formed, Total will fund additional amounts with respect to JV expenditures.

Contract Manufacturing

To support our initial commercial production of Biofene , we entered into contract manufacturing agreements in 2010 and 2011 with Biomin do Brasil Nutricão Animal Ltda. (“Biomin”), Tate & Lyle Ingredients Americas, Inc. (“Tate & Lyle”) and Antibióticos, S.A. (“Antibióticos”) to utilize their manufacturing facilities to produce Amyris products commencing in 2011.

We also established contract manufacturing relationships to support conversion of Biofene into finished chemical products. For example, in January 2011, we entered into a production service agreement with Glycotech under which Glycotech performs finishing steps to convert Biofene into squalane, diesel, base oils for industrial lubricants, and other products. In addition, in July 2011, we entered into a contract manufacturing agreement with Albemarle under which Albemarle will provide toll manufacturing services at its facility in South Carolina and we are obligated to reimburse Albemarle for capital expenditures related to facility modifications required for the services. In February 2012, we entered into an amended and restated agreement with Albemarle, which superseded the original contract manufacturing agreement with Albemarle. The term of the new agreement continues through December 31, 2019.  The agreement includes certain obligations for us to pay fixed costs totaling $7.5 million, of which $3.5 million and $4.0 million are payable in 2012 and 2014, respectively. In addition, fixed costs of $2.0 million per quarter are payable in 2013 if we exercise our option to have product manufactured in the facility in 2013.  The agreement also includes variable pricing during the contract term. We may seek to enter into additional contract manufacturing arrangements. We expect to work with third parties specializing in particular industries to convert Biofene by simple chemical processes and to sell it initially primarily in the forms of squalane, diesel, base oils for industrial lubricants, and other products.

Under the terms of these contract manufacturing agreements, we provided necessary equipment for the manufacturing of its products, over which we retained ownership. We also reimbursed the contract manufacturers for an aggregate of $13.8 million in expenditures related to the modification of their facilities, which were recorded facility modification costs as other assets and amortized them as an offset against purchases of inventory. Certain of these contract manufacturing agreements also impose fixed purchase commitments on us, regardless of the production volumes.

Beginning in March 2012, we initiated a plan to shift production capacity from the contract manufacturing facilities to Amyris-owned plants that are currently under construction. As a result, we evaluated our contract manufacturing agreements and recorded a loss of $31.2 million related to $10.0 million in facility modification costs and $21.2 million of fixed purchase commitments. We computed the loss on facility modification costs and fixed purchase commitments using the same lower of cost or market approach that is used to value inventory. The computation of the loss on firm purchase commitments is subject to several estimates, including cost to complete and the ultimate selling price of any of our products manufactured at the relevant production facilities, and is therefore inherently uncertain. We also recorded a loss on write off of production assets of $5.5 million related to Amyris-owned production equipment at contract manufacturing facilities.

Subsequent to recording the $31.2 million loss related to facility modification costs and fixed purchase commitments in the quarter ended March 31, 2012, we will have a remaining aggregate firm purchase commitment related to contract manufactures of $38.3 million. Based on our current production volumes, estimated cost and selling price we do not expect losses on firm purchase commitments beyond what we recorded in the three months ended March 31, 2012. We will continue to evaluate the potential for losses in future periods based on updated production and sales price assumptions.

During the three months ended March 31, 2012, we incurred $20.2 million of scale-up costs to support our production of farnesene-derived products. These scale-up costs include the contract manufacturing cost related to production of farnesene-derived products and the finishing of farnesene into finished products. In the three months ended March 31, 2012 the Company recorded an inventory write down of $8.1 million as a result of applying the lower-of-cost-or-market inventory rules. We continue to commit significant resources to our production process in advance of our achieving full commercial production volume. As only a portion of our production costs varies with our revenue, our production costs will be greater than our revenue until we achieve significant product volume. We anticipate that our scale-up production costs will decrease as we continue to improve our processes and increase throughput.

Sales

To commercialize our initial farnesene-derived product, squalane, for sale to cosmetics companies for use as a moisturizing ingredient in the cosmetics and other personal care products, we entered into a marketing and distribution agreement with Soliance, a leading provider of ingredients to the cosmetics industry based in the Champagne-Ardenne region of France, in June 2010. As an early step toward selling diesel, in addition to the Total collaboration described above, we have entered into an arrangement with Petrobras under which we sell diesel produced from Biofene to Petrobras, which blends our diesel in fuel sold to city bus fleets in São Paulo and Rio de Janeiro, Brazil. For the industrial lubricants market, in June 2011 we established a joint venture with Cosan for the worldwide development, production and commercialization of renewable base oils. In September 2011, for development and commercialization of isoprene for use in tires, we entered into a development agreement with Michelin.

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

Financing

In December 2011, we received a loan from Banco Pine S.A. to fund capital and other expenditures relating to a manufacturing facility in Brazil. We secured these loans to allow us to continue construction and process development at this plant, and expect to seek additional loans from this bank and others in order to be able to fund the establishment of other plants in Brazil and elsewhere. There remains significant uncertainty regarding the timing and availability of such additional loans and, if we are unable to obtain necessary financing in a timely manner, among other things, we may be forced to curtail our operations, including delays or stoppages in construction or process development at production sites. On February 17, 2012, we entered into a supplemental agreement with Banco Pine S.A. under which the parties agreed to extend the maturity date for the repayment of the original loan entered into on December 22, 2011 (see Note 6) from February 17, 2012 to May 17, 2012. As of March 31, 2012, a total of R$35.0 million reais, was advanced under the Bridge Loan and a principal amount of $19.2 million was outstanding under this loan.

In February 2012, we sold 10,160,325 shares of our common stock in a private placement for aggregate offering proceeds of $58.7 million.

Also in February 2012, we entered into a security purchase agreement to sell $25.0 million in principal amount of unsecured senior convertible promissory notes due in March 1, 2017.  The notes have a 3.0% annual interest rate and are convertible into shares of the Company's common stock at a conversion price of $7.0682 (an 18.0% premium to market value determined under the governance rules of The NASDAQ Stock Market), subject to adjustment for proportional adjustments to outstanding common stock and anti-dilution provisions in case of dividends and distributions.  The note holders have a right to require repayment of 101% of the principal amount of the notes in an acquisition of Amyris, and the notes provide for payment of unpaid interest on conversion following such an acquisition if the note holders do not require such repayment.  The securities purchase agreement and notes include covenants regarding payment of interest, maintaining our listing status, limitations on debt, maintenance of corporate existence, and filing of SEC reports. The notes include standard events of default resulting in acceleration of indebtedness, including failure to pay, bankruptcy and insolvency, cross-defaults, and breaches of the covenants in the securities purchase agreement and notes, with default interest rates and associated cure periods applicable to the covenant regarding SEC reporting.

Since inception through March 31, 2012, we have recognized $348.3 million in revenue, primarily from the sale of ethanol and reformulated ethanol-blended gasoline by our Amyris Fuels subsidiary. As of March 31, 2012, we had an accumulated deficit of $475.7 million. We currently expect to transition out of the Amyris Fuels business during 2012 and we do not expect to be able to replace the revenues lost in the near term as a result of this transition, particularly in 2012 and 2013 while we continue our efforts to establish a renewable products business.

Liquidity

We expect to fund operations for the foreseeable future with cash and investments currently on hand, with cash inflows from collaboration and grant funding, potential cash contributions from product sales, and with new debt and equity financing. Our anticipated working capital needs and our planned operating and capital expenditures for 2012 and 2013 will require significant inflows of cash from credit facilities and similar sources of indebtedness, as well as funding from collaboration partners. Some of these necessary financing sources are subject to risk that we cannot meet milestones, are not yet subject to definitive agreements or have not committed to funding arrangements. In addition, our anticipated working capital needs and strategic plans in 2012 and beyond will depend on our ability to identify and secure additional sources of funding beyond those we have currently identified. Such sources of funding may include equity or debt offerings, in addition to collaboration revenue and other forms of debt. If we fail to secure such funding, we may be forced to curtail our operations, which could include reductions or delays of planned capital expenditures or scaling back our operations. If we are forced to curtail our operations, we may be unable to proceed with construction of certain planned production facilities, including the Usina São Martinho and the Paraíso Bioenergia plants, enter into definitive agreements for supply of feedstock and associated production arrangements that are currently subject to letters of intent, commercialize our products within the timeline we expect, or otherwise continue our business as currently contemplated.

If, to support our planned operations, we seek additional types of funding that involve the issuance of equity securities, our existing stockholders could suffer dilution. For example, in February 2012, we completed the convertible note financing described above. The convertible notes contain various covenants, including restrictions on the amount of debt we are permitted to incur. Our outstanding debt at any time can not exceed the greater of $200.0 million or 50% of our consolidated total assets. We may conduct additional financings if they become available on appropriate terms and we deem them to be consistent with our financing strategy. If we raise additional debt financing, we may be subject to additional restrictive covenants that limit our ability to conduct our business and could cause us to be at risk of defaults. For example, we were in default under our Bank of the West credit facility as of March 31, 2012 based on our failure to maintain a ratio of current assets to current liabilities of equal to or greater than 2:1 and our failure to comply with the liquidity requirement to maintain at least $10.0 million plus two times our quarterly "Net Cash Used in Operating Activities". As a result, Bank of the West could have required us to immediately repay amounts outstanding under such credit facility, which would have resulted in cross defaults under other debt instruments, including our convertible promissory notes .

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

As part of our operating plan for 2012, we continually look at ways to reduce our cost structure by improving efficiency in our operations and reducing non-critical expenditures.  We expect these efforts to include reductions to our workforce and adjustments to the timing and scope of planned capital expenditures in the coming quarters.

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

Revenue Recognition

We currently recognize revenues from the sale of ethanol, reformulated ethanol-blended gasoline, and farnesene-derived products, from the delivery of collaborative research services and from government grants. Revenues are recognized when all of the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the fee is fixed or determinable and collectability is reasonably assured.

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

We make estimates and judgments about future undiscounted cash flows and fair values. Although our cash flow forecasts are based on assumptions that are consistent with our plans, there is significant exercise of judgment involved in determining the cash flow attributable to a long-lived asset over its estimated remaining useful life. Our estimates of anticipated cash flows could be reduced significantly in the future. As a result, the carrying amounts of our long-lived assets could be reduced through impairment charges in the future. We recorded losses on write off of production assets of $5.5 million and zero during the three months ended March 31, 2012 and 2011, respectively.

Inventories

Inventories, which consist of ethanol, reformulated ethanol-blended gasoline and farnesene-derived products, are stated at the lower of cost or market. We evaluate the recoverability of our inventories based on assumptions about expected demand and net realizable value. If we determine that the cost of inventories exceeds its estimated net realizable value, we record a write-down equal to the difference between the cost of inventories and the estimated net realizable value. If actual net realizable values are less favorable than those projected by management, additional inventory write-downs may be required that could negatively impact our operating results. If actual net realizable values are more favorable, we may have favorable operating results when products that have been previously written down are sold in the normal course of business. We also evaluate the terms of our agreements with its suppliers and establish accruals for estimated losses on adverse purchase commitments as necessary, applying the same lower of cost or market approach that is used to value inventory.

Goodwill and Intangible Assets

Goodwill represents the excess of the cost over the fair value of net assets acquired from our business combinations. Intangible assets are comprised primarily of in-process research and development ('IPR&D"). We make significant judgments in relation to the valuation of goodwill and intangible assets resulting from business combinations and asset acquisitions.

There are several methods that can be used to determine the estimated fair value of the IPR&D acquired in a business combination. We have used the "income method," which applies a probability weighting that considers the risk of development and commercialization, to the estimated future net cash flows that are derived from projected sales revenues and estimated costs. These projections are based on factors such as relevant market size, pricing of similar products, and expected industry trends. The estimated future net cash flows are then discounted to the present value using an appropriate discount rate. These assets are treated as indefinite-lived intangible assets until completion or abandonment of the projects, at which time the assets will be amortized over the remaining useful life or written off, as appropriate.

Goodwill and intangible assets with indefinite lives are assessed for impairment using fair value measurement techniques on an annual basis or more frequently if facts and circumstance warrant such a review. When required, a comparison of fair value to the carrying amount of assets is performed to determine the amount of any impairment.

We evaluate our intangible assets with finite lives for indications of impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Intangible assets consist of purchased licenses and permits and are amortized on a straight-line basis over their estimated useful lives. Factors that could trigger an impairment review include significant under-

performance relative to expected historical or projected future operating results, significant changes in the manner of our use of the acquired assets or the strategy for our overall business or significant negative industry or economic trends. If this evaluation indicates that the value of the intangible asset may be impaired, we make an assessment of the recoverability of the net carrying value of the asset over its remaining useful life. If this assessment indicates that the intangible asset is not recoverable, based on the estimated undiscounted future cash flows of the technology over the remaining amortization period, we reduce the net carrying value of the related intangible asset to fair value and may adjust the remaining amortization period. Any such impairment charge could be significant and could have a material adverse effect on our reported financial results. We have not recognized any impairment charges on our intangible assets through March 31, 2012.

Stock-Based Compensation

Stock-based compensation cost for RSUs is measured based on the closing fair market value of the Company's common stock on the date of grant. Stock-based compensation cost for stock options and employee stock purchase plan rights is estimated at the grant date and offering date, respectively, based on the fair-value using the Black-Scholes option pricing model. We amortize the fair value of the employee stock options on a straight-line basis over the requisite service period of the award, which is generally the vesting period. The measurement of nonemployee stock-based compensation is subject to periodic adjustments as the underlying equity instruments vest, and the resulting change in value, if any, is recognized in our consolidated statements of operations during the period the related services are rendered. There is inherent uncertainty in these estimates and if different assumptions had been used, the fair value of the equity instruments issued to nonemployee consultants could have been significantly different.

In future periods, our stock-based compensation expense is expected to increase as a result of our existing unrecognized stock-based compensation still to be recognized and as we issue additional stock-based awards in order to attract and retain employees and nonemployee consultants.

Significant Factors, Assumptions and Methodologies Used In Determining Fair Value

We utilize the Black-Scholes option pricing model to estimate the fair value of our equity awards. The Black-Scholes option pricing model requires inputs such as the expected term of the grant, expected volatility and risk-free interest rate. Further, the forfeiture rate also affects the amount of aggregate compensation that we are required to record as an expense. These inputs are subjective and generally require significant judgment.

The fair value of employee stock options was estimated using the following weighted-average assumptions:

	Three Months Ended March 31,
	2012	2011
Expected dividend yield	—%	—%
Risk-free interest rate	1.3%	2.3%
Expected term (in years)	5.9	6.0
Expected volatility	75%	87%

Expected term is derived from a comparable group of publicly listed companies that has a similar industry, life cycle, revenue, and market capitalization and the historical data on employee exercises.

Expected volatility is derived from a combination of historical volatility for our stock and the historical volatilities of a comparable group of publicly listed companies within our industry over a period equal to the expected term of our options because we do not yet have a long trading history.

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

Recognition of deferred tax assets is appropriate when realization of such assets is more likely than not. We recognize a valuation allowance against our net deferred tax assets if it is more likely than not that some portion of the deferred tax assets will not be fully realizable. This assessment requires judgment as to the likelihood and amounts of future taxable income by tax jurisdiction. At March 31, 2012, we had a full valuation allowance against all of our deferred tax assets.

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

Results of Operations

The following table sets forth our condensed consolidated statement of operations data for the periods shown (in thousands except share and per share amounts):

	Three Months Ended March 31,
	2012	2011
	(In Thousands, Except share and Per Share Amounts)
Consolidated Statement of Operations Data:
Revenues
Product sales	$26,307	$34,020
Grants and collaborations revenue	3,162	3,154
Total revenues	29,469	37,174
Cost and operating expenses
Cost of product sales	43,811	34,382
Loss on purchase commitments and write off of production assets	36,652	—
Research and development(1)	21,344	19,736
Sales, general and administrative(1)	21,715	15,978
Total cost and operating expenses	123,522	70,096
Loss from operations	(94,053)	(32,922)
Other income (expense):
Interest income	606	301
Interest expense	(1,054)	(577)
Other income (expense), net	(151)	51
Total other income (expense)	(599)	(225)
Loss before income taxes	(94,652)	(33,147)
Provision for income taxes	(244)	—
Net loss	$(94,896)	$(33,147)
Net loss attributable to noncontrolling interest	348	10
Net loss attributable to Amyris, Inc. common stockholders	$(94,548)	$(33,137)
Net loss per share attributable to common stockholders, basic and diluted	$(1.88)	$(0.76)
Weighted-average shares of common stock outstanding used in computing net loss per share of common stock, basic and diluted	50,214,192	43,851,142
___________________________________________________
(1) Includes stock-based compensation expense.

Comparison of Three Months Ended March 31, 2012 and 2011

Revenues

	Three Months Ended March 31,		Year-to Year Change	Percentage Change
	2012	2011
	(Dollars in thousands)
Revenues
Product sales	$26,307	$34,020	$(7,713)	(23)%
Grants and collaborations revenue	3,162	3,154	8	—%
Total revenues	$29,469	$37,174	$(7,705)	(21)%

Our total revenues decreased by $7.7 million to $29.5 million in the first quarter of 2012 from $37.2 million in the same period of 2011, with such decease primarily resulting from decreases in product sales. Revenue from product sales decreased by $7.7 million to $26.3 million primarily from lower sales of ethanol and reformulated ethanol-blended gasoline purchased from third parties in 2012, with a decrease in gallons sold compared to the first quarter of 2011 offset in part by an increase in average selling price per gallon. We sold 1.0 million gallons of ethanol and 7.3 million gallons of reformulated ethanol-blended gasoline in the 2012 compared to 4.3 million gallons of ethanol and 8.7 million gallons of reformulated ethanol-blended gasoline sales in the comparable period of the prior year. We recognized product sales from farnesene-derived products for the first time in the quarter ended June 30, 2011, but such revenues have not been significant to date. Grants and collaborations revenue was generally flat for the periods presented.

Nearly all of our revenues to date have come from the sale of ethanol and reformulated ethanol-blended gasoline by our Amyris Fuels subsidiary, with substantially all of the remainder coming from collaborations and government grants. We currently expect to transition out of the Amyris Fuels business during 2012 which will result in the loss of all future Amyris Fuels revenues. We do not expect to be able to replace the revenues lost in the near term as a result of this transition, particularly in 2012 and 2013 while we continue our efforts to establish a renewable products business.

Cost and Operating Expenses

	Three Months Ended March 31,		Year-to Year Change	Percentage Change
	2012	2011
	(Dollars in thousands)
Cost of product sales	$43,811	$34,382	$9,429	27%
Loss on purchase commitments and write off of production assets	36,652	—	36,652	nm
Research and development	21,344	19,736	1,608	8%
Sales, general and administrative	21,715	15,978	5,737	36%
Total cost and operating expenses	$123,522	$70,096	$53,426	76%

______________
nm= not meaningful

Cost of Product Sales

Our cost of product sales increased by $9.4 million to $43.8 million in the first quarter of 2012 compared to the same period the prior year. In the first quarter of 2012, we incurred $20.2 million in cost of farnesene-derived products, of which $8.1 million was associated with inventory write downs resulting from applying the lower-of-cost-or-market inventory rules and had no corresponding charge in the prior year. We had a decrease of $10.4 million in costs of ethanol and reformulated ethanol-blended gasoline purchased from third parties, which was based on a decrease in product volume offset in part by an increase in product cost per gallon.

We currently expect to transition out of the Amyris Fuels business during 2012, which will result in a reduction of cost of product sales associated with future Amyris Fuels. We plan to make significant capital expenditures in connection with our mill production plant arrangements, and expect to continue to incur costs in connection with our contract manufacturing arrangements.

We expect cost of product sales associated with farnesene-derived products to decline if and when we achieve full-scale commercial production at a large-scale manufacturing facility and our production cost is reduced with respect to market value of the inventory we produce. We are not able to predict when or if this will occur.

Cost of Product Sales Associated with Loss on Purchase Commitments and Write Off of Production Assets

Beginning in March 2012, we initiated a plan to shift production capacity from the contract manufacturing facilities to Amyris-owned plants that are currently under construction. As a result, we evaluated our contract manufacturing agreements and in the first quarter of 2012, recorded a loss of $31.2 million related to facility modification costs and fixed purchase commitments. We computed the loss on facility modification costs and fixed purchase commitments using the same approach that is used to value inventory-the lower of cost or market value. The computation of the loss on firm purchase commitments is subject to several estimates, including the ultimate selling price of any of our products manufactured at the relevant production facilities, and is therefore inherently uncertain. We also recorded an impairment charge of $5.5 million related to Amyris-owned equipment at contract manufacturing facilities, based on the excess of the carrying value of the assets over their fair value.

Further impairment of such assets may occur in future quarters as we continue to evaluate and adjust our priorities for production, including the levels of utilization of our current and planned manufacturing facilities, which would cause us to incur additional future losses associated with such facilities. In addition, many of our contract manufacturing agreements contain terms that commit us to pay for other costs incurred by the plant operators and owners, which could result in contractual liability for us even if we determine that we no longer wish to pursue a particular contract manufacturing arrangement.

Research and Development Expenses

Our research and development expenses increased by $1.6 million in the first quarter of 2012 over the same period of the prior year, primarily the result of a $1.9 million increase in personnel-related expenses associated with headcount growth and higher stock-based compensation, higher overhead costs of $0.8 million associated with increased headcount and development activities offset in part by $1.0 million lower outside consulting expenses. Research and development expenses included stock-based compensation expense of $1.5 million in 2012 compared to $1.0 million in 2011.

Sales, General and Administrative Expenses

Our sales, general and administrative expenses increased by $5.7 million in the first quarter of 2012 over the same period of the prior year, primarily as a result of increased personnel-related expenses of $4.9 million, higher overhead costs of $1.2 million associated with increased headcount and higher consulting fees of $0.9 million offset by $1.0 million lower recruiting and relocation expense. Sales, general and administrative expenses included stock-based compensation expense of $5.0 million and $3.0 million during the first quarter of 2012 and 2011, respectively.

Other Income (Expense)

	Three Months Ended March 31,		Year-to Year Change	Percentage Change
	2012	2011
	(Dollars in thousands)
Other income (expense):
Interest income	$606	$301	$305	101%
Interest expense	(1,054)	(577)	(477)	83%
Other income, net	(151)	51	(202)	(396)%
Total other expense	$(599)	$(225)	$(374)	166%

Total other expense increased by approximately $0.4 million to $0.6 million in 2012 compared to the prior year. The increase was related primarily to higher interest expense of $0.5 million associated with higher debt balances and a decline in other income, net of approximately $0.2 million offset in part by higher interest income of $0.3 million. We expect interest expense to be greater in 2012 than in 2011 due to increased amounts of debt incurred to fund our operations, including capital expenditures for the coming year.

Liquidity and Capital Resources

	March 31, 2012	December 31, 2011
	(Dollars in thousands)
Working capital	$33,608	$47,205
Cash and cash equivalents and short-term investments	$103,477	$103,592
Debt and capital lease obligations	$71,746	$47,660

	Three Months Ended March 31,
	2012	2011
	(Dollars in thousands)
Net cash used in operating activities	$(61,856)	$(19,571)
Net cash provided by (used in) investing activities	$(13,566)	$39,164
Net cash provided by financing activities	$81,907	$3,037

As of March 31, 2012, we had cash, cash equivalents and short-term investments of $103.5 million compared to $103.6 million as of December 31, 2011. As of March 31, 2012, we had total debt, including capital lease obligations, of $71.7 million. In addition, as of March 31, 2012 we had total borrowing capacity of $6.1 million substantially all of which was under the Credit Agreement we currently use in connection with our Amyris Fuels business.

In April 2012, the Credit Agreement was amended to decrease the maximum amount that the Company may borrow under such facility. The amendment extended the maturity date from April 14, 2012 to June 30, 2012, provides for an aggregate maximum availability up to the lower of $10.0 million and the borrowing base as defined in the agreement, and is subject to a sub-limit of $0.5 million for the issuance of letters of credit and a sub-limit of zero for short-term cash advances for product purchases.

Working Capital. Working capital was $33.6 million at March 31, 2012, a decrease of $13.6 million from working capital as of December 31, 2011. This decrease was primarily attributable to a decline of $10.8 million in other current assets largely related to the write off of facility modification costs at one of our contract manufacturing facilities.
In February 2012, we entered into securities purchase agreements for private placements resulting in aggregate offering proceeds of $83.7 million, as described below.

To support production of our products in contract manufacturing and dedicated production facilities, we have incurred, and we expect to continue to incur, capital expenditures as we invest in these facilities. Additionally, we have incurred and expect to continue to incur capital expenditures. We plan to secure external debt financing from U.S. and Brazilian sources to help fund our investment in these contract manufacturing and dedicated production facilities.

The timing and amount of capital expenditures for additional production facilities, at least in the near term will depend on our ability to access external sources of financing as well as our business and financial outlook and the specifics of the opportunity. For example, we believe that the amount of financing that we agree to provide for the construction of bolt-on, or other, production facilities may influence the other terms of the arrangements that we establish with the facility owner, and, accordingly, expect to evaluate the optimal amount of capital expenditures that we agree to fund on a case-by-case basis. We may also consider additional strategic investments or acquisitions. These events may require us to access additional capital through equity or debt offerings. If we are unable to access additional capital, our growth may be limited due to the inability to invest in additional production facilities.

We believe that, in order to fund our operations and other capital expenditures for the next twelve months we will be required to raise additional funds, in addition to our existing cash, cash equivalents and short-term investments at March 31, 2012, cash inflows from collaboration, grants and product sales, and reductions in cash outflows as a result of planned actions.

Our anticipated working capital needs and our planned operating and capital expenditures for 2012 and 2013 will require significant inflows of cash from equity or credit facilities and similar sources of indebtedness, as well as funding from collaboration partners. Some of these necessary financing sources are subject to risk that we cannot meet milestones, are not yet subject to definitive agreements or have not committed to funding arrangements. In addition, our anticipated working capital needs and strategic plans in 2012 and beyond will depend on our ability to identify and secure additional sources of funding beyond those we have currently identified. Such sources of funding may include equity or debt offerings, in addition to collaboration revenue and other forms of debt. If we fail to secure such funding, we may be forced to curtail our operations, which could include reductions or delays of planned capital expenditures or scaling back our operations. If we are forced to curtail our operations, we may be unable to proceed with construction of certain planned production facilities, including the Usina São Martinho and the Paraíso Bioenergia plants, enter into definitive agreements for supply of feedstock and associated production arrangements that are currently subject to letters of intent, commercialize our products within the timeline we expect, or otherwise continue our business as currently contemplated.

If, to support our planned operations, we seek additional types of funding that involve the issuance of equity securities, our existing stockholders would suffer dilution. For example, in February 2012, we completed the convertible note financing described below. The convertible notes contain various covenants, including restrictions on the amount of debt we are permitted to incur. We may conduct additional financings if they become available on appropriate terms and we deem them to be consistent with our financing strategy. If we raise additional debt financing, we may be subject to additional restrictive covenants that limit our ability to conduct our business and could cause us to be at risk of defaults. For example, we were in default under our Bank of the West credit facility as of March 31, 2012 based on our failure to maintain a ratio of current assets to current liabilities of equal to or greater than 2:1 and our failure to comply with the liquidity requirement to maintain at least $10.0 million plus two times our quarterly "Net Cash Used in Operating Activities". As a result, Bank of the West could have required us to immediately repay amounts outstanding under such credit facility, which would have resulted in cross defaults under other debt instruments, including our convertible promissory notes.

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

Beginning in March 2012, we initiated a plan to shift production capacity from the contract manufacturing facilities to Amyris-owned plants that are currently under construction. As a result, we evaluated our contract manufacturing agreements and recorded a loss of $31.2 million related to $10.0 million in facility modification costs and $21.2 million of fixed purchase commitments. We computed the loss on facility modification costs and fixed purchase commitments using the same lower of cost or market approach that is used to value inventory. The computation of the loss on firm purchase commitments is subject to several estimates, including cost to complete and the ultimate selling price of any of our products manufactured at the relevant production facilities, and is therefore inherently uncertain. We also recorded a loss on write off of production assets of $5.5 million related to Amyris-owned production equipment at contract manufacturing facilities.

Convertible Note Offering. In February 2012, we entered into a securities purchase agreement to sell $25.0 million in principal amount of unsecured senior convertible promissory notes due in March 1, 2017.  The notes have a 3.0% annual interest rate and are convertible into shares of our common stock at a conversion price of $7.0682 (an 18.0% premium to market value determined under the governance rules of The NASDAQ Stock Market), subject to adjustment for proportional adjustments to outstanding common stock and anti-dilution provisions in case of dividends and distributions.  The note holders have a right to require repayment of 101% of the principal amount of the notes in an acquisition of Amyris, and the notes provide for payment of unpaid interest on conversion following such an acquisition if the note holders do not require such repayment.  The securities purchase agreement and notes include covenants regarding payment of interest, maintaining our listing status, limitations on debt, maintenance of corporate existence, and filing of SEC reports. The notes include standard events of default resulting in acceleration of indebtedness, including failure to pay, bankruptcy and insolvency, cross-defaults, and breaches of the covenants in the securities purchase agreement and notes, with default interest rates and associated cure periods applicable to the covenant regarding SEC reporting.

Common Stock Offering. In February 2012, we sold 10,160,325 shares of our common stock in a private placement for aggregate offering proceeds of $58.7 million.

Bridge Loan from Banco Pine. In December 2011, we entered into a loan agreement with Banco Pine S.A. under which Banco Pine S.A. provided us with a short term loan of up to R$35.0 million reais (approximately US$19.2 million based on the exchange rate at March 31, 2012). The loan was an advance on anticipated 2012 financing from Nossa Caixa Desenvolvimento (“Nossa Caixa”), the Sao Paulo State development bank, and the Lender, under which the Lender and Nossa Caixa may provide us with loans of up to approximately R$52.0 million reais (approximately US$28.5 million based on the exchange rate at March 31, 2012) as financing for capital expenditures relating to a manufacturing facility in Brazil. The interest rate for the loan is 119.2% of Brazilian interbank lending rate (approximately 12.3% on an annualized basis). The principal and interest of loans under the loan agreement mature and are required to be repaid on May 17, 2012. Under the agreement, we would owe a prepayment penalty if we repay the loan prior to the maturity date based on the net value of the loan to Banco Pine S.A. if the Bridge Loan were repaid on the maturity date.

BNDES Credit Facility. In December 2011, we entered into a credit facility in the amount of R$22.4 million reais (approximately US$12.3 million based on the exchange rate at March 31, 2012) with Banco Nacional de Desenvolvimento Econômico e Social, or BNDES, a government owned bank headquartered in Brazil. This BNDES facility was extended as project financing for a production site in Brazil. The credit line is divided into an initial tranche for up to approximately R$19.1 million reais and an additional tranche of approximately R$3.3 million reais that becomes available upon delivery of additional guarantees. The credit line is available for 12 months from the date of the Credit Agreement, subject to extension by the lender

The principal of loans under the BNDES credit facility is required to be repaid in 60 monthly installments, with the first installment due in January 2013 and the last due in December 2017. Interest will be due initially on a quarterly basis with the first installment due in March 2012. From and after January 2013, interest payments will be due on a monthly basis together with principal payments. The loaned amounts carry interest of 7% per year. Additionally, a credit reserve charge of 0.1% on the unused balance from each credit installment from the day immediately after it is made available through its date of use, when it is paid.

The credit facility is collateralized by first priority security interest in certain of certain of our equipment and other tangible assets with an original purchase price of R$24.9 million reais. We are a parent guarantor for the payment of the outstanding balance under the BNDES credit facility. Additionally, we are required to provide a bank guarantee equal to 10% of the total approved amount (R$22.4 million reais in total debt) available under the the credit facility. For advances in the second tranche (above R

$19.1 million reais), we are required to provide additional bank guarantees equal to 90% of each such advance, plus additional Amyris guarantees equal to at least 130% of such advance. The credit agreement contains customary events of default, including payment failures, failure to satisfy other obligations under the Credit Agreement or related documents, defaults in respect of other indebtedness, bankruptcy, insolvency and inability to pay debts when due, material judgments, and changes in control of Amyris Brasil. If any event of default under the credit agreement occurs, the lender may terminate its commitments and declare immediately due all borrowings under the facility. As of March 31, 2012 we had R$19.1 million reais (approximately US$10.5 million based on the exchange rate at March 31, 2012) in outstanding advances under the BNDES Credit Facility.

FINEP Credit Facility. In November 2010, we entered into a credit facility with Financiadora de Estudos e Projetos, or FINEP, a state-owned company subordinated to the Brazilian Ministry of Science and Technology. This FINEP Credit Facility was extended to partially fund expenses related to our research and development project on sugarcane-based biodiesel, or the FINEP Project, and provides for loans of up to an aggregate principal amount of R$6.4 million reais (approximately US$3.5 million based on the exchange rate at March 31, 2012) which is guaranteed by a chattel mortgage on certain of our equipment as well as bank letters of guarantee. The first disbursement of approximately R$1.8 million reais was received on February 11, 2011 and the next three disbursements will each be approximately R$1.6 million reais. Subject to compliance with certain terms and conditions under the FINEP Credit Facility, the three remaining disbursements of the loan would become available to us for withdrawal.

Interest on loans drawn under this credit facility is fixed at 5.0% per annum. In case of default under or non-compliance with the terms of the agreement the interest on loans will be dependent on the long-term interest rate as published by the Central Bank of Brazil, or TJLP. If the TJLP at the time of default is greater than 6%, then the interest will be 5.0% + a TJLP adjustment factor otherwise the interest will be at 11.0% per annum. In addition, a fine of up to 10.0% will apply to the amount of any obligation in default. Interest on late balances will be 1.0% interest per month, levied on the overdue amount. Payment of the outstanding loan balance will be made in 81 monthly installments which will commence in July 2012 and extend through March 2019. Interest on loans drawn and other charges are paid on a monthly basis commencing in March 2011. As of March 31, 2012 and December 31, 2011 there were R$1.8 million reais (approximately US$1.0 million based on the exchange rate at March 31, 2012) outstanding under this FINEP Credit Facility.

The FINEP Credit Facility contains the following significant terms and conditions:

•
We will share with FINEP the costs associated with the FINEP Project. At a minimum, we will contribute approximately R$14.5 million Brazilian reais (US$8.0 million based on the exchange rate at March 31, 2012) of which R$11.1 million reais to be contributed prior to the release of the second disbursement, which is expected to occur in 2012;

•
After the release of the first disbursement, prior to any subsequent drawdown from the FINEP Credit Facility, we are required to provide letters of guarantee of up to R$3.3 million reais in aggregate (approximately US$1.8 million based on the exchange rate at March 31, 2012);

•	Amounts released from the FINEP Credit Facility must be completely used by us towards the FINEP Project within 30 months after the contract execution.

Revolving Credit Facility. In December 2010 we established a revolving credit facility which provides for loans and standby letters of credit of up to an aggregate principal amount of $10.0 million with a sublimit of $5.0 million on the standby letters of credit. Interest on loans drawn under this revolving credit facility is equal to (i) the Eurodollar Rate plus 3.0%; or (ii) the Prime Rate plus 0.5%. In case of default or non-compliance with the terms of the agreement, the interest on loans is Prime Rate plus 2.0%. The credit facility is collateralized by a first priority security interest in certain of our present and future assets. It has a $5,000 annual loan fee and contains financial and non-financial covenants (see Note 6 to our Consolidated Financial Statements) including a required liquidity of at least $10.0 million plus two times our quarterly “Net Cash Used in Operating Activities” calculated using our Condensed Consolidated Statements of Cash Flows reflected in our most recent periodic report filed with the SEC. In addition, as of the end of each fiscal quarter, we must maintain a current ratio (current assets to current liabilities) equal to or greater than 2:1. As of March 31, 2012, we were not in compliance with either the current ratio or the liquidity covenants. Events of default under the credit facility provides the lender various rights, including the right to require immediate repayment or foreclose on collateral, which would have resulted in cross defaults under other debt instruments, including our convertible promissory notes.

In February 2011, we borrowed $3.3 million under this revolving credit facility to pay off certain notes payable balances of approximately the same amount. As a result of the payoff, $1.0 million of the $4.1 million outstanding letters of credit under the revolving credit facility was canceled.

In March 2011, we borrowed an additional $3.2 million under this revolving credit facility to finance capital expenditures. On December 22, 2011, we borrowed an additional $1.2 million under this credit facility to finance capital expenditures. Under this facility, there were $7.7 million in loans outstanding and one letter of credit outstanding totaling $2.3 million as of March 31, 2012. The outstanding letter of credit serves as security for a facility lease and expires November 2012 and may be automatically extended for another one-year period.

In April 2012, we paid $7.7 million of our outstanding loans under the revolving credit facility. In May 2012, we also entered into a letter agreement dated May 3, 2012 (the "Credit Facility Amendment") with Bank of the West (the "Bank") amending our revolving credit facility agreement dated December 23, 2010 (the "Credit Facility"). The Credit Facility Amendment reduced the committed amount under the Credit Facility from $10.0 million to approximately $2.3 million, and the letters of credit sublimit from $5.0 million to approximately $2.3 million. The Credit Facility Amendment also modified the current ratio covenant to require a ratio of current assets to current liabilities of at least 1.3:1 (as compared to 2:1 in the Credit Facility), and requires us to maintain unrestricted cash of at least $15.0 million in our account with the Bank.

Credit Agreement. In November 2008, we entered into a Credit Agreement with a financial institution to secure letters of credit and to finance short term advances for the purchase of ethanol and associated margin requirements as needed. In October 2009, the agreement was amended to decrease the maximum amount that we may borrow under such facility. The Credit Agreement, as amended, provided, as of March 31, 2012, for an aggregate maximum availability of up to the lower of $20.0 million or the borrowing base as defined in the agreement to secure letters of credit and to finance short term advances for the purchase of ethanol and associated margin requirements as needed. We may use this line to secure letters of credit for product purchases in an aggregate amount up to $5.7 million. In addition, we may borrow cash for the purchase of product, which is determined by our borrowing base. As of March 31, 2012 we had sufficient borrowing base levels to draw up to a total of $6.1 million in short-term cash advances and had $5.0 million available for letters of credit in addition to those then outstanding. As of March 31, 2012 and December 31, 2011 we had no outstanding advances and had $0.7 million and $5.0 million, respectively in outstanding letters of credit under the Credit Agreement which are guaranteed by Amyris, Inc. and payable on demand. The Credit Agreement is collateralized by a first priority security interest in certain of our present and future assets.

In April 2012, the Credit Agreement was amended to decrease the maximum amount that the Company may borrow under such facility. The amendment extended the maturity date from April 14, 2012 to June 30, 2012, provides for an aggregate maximum availability up to the lower of $10.0 million and the borrowing base as defined in the agreement, and is subject to a sub-limit of $0.5 million for the issuance of letters of credit and a sub-limit of zero for short-term cash advances for product purchases.

The fair values of the notes payable, loan payable, convertible notes and credit facility are based on the present value of expected future cash flows and assumptions about current interest rates and the creditworthiness of the Company that market participants would use in pricing the debt.

Government Grants. In 2010, we were awarded a $24.3 million “Integrated Bio-Refinery” grant from the U.S. Department of Energy, or DOE. Under this grant, we are required to fund an additional $10.6 million in cost sharing expenses. According to the terms of the DOE grant, we are required to maintain a cash balance of $8.7 million, calculated as a percentage of the total project costs, to cover potential contingencies and cost overruns. These funds are not legally restricted but they must be available and unrestricted during the term of the project. Our obligation for this cost share is contingent on reimbursement for project costs incurred. Through March 31, 2012, we recognized $18.9 million in revenue under this grant, of which $2.1 million was received during the three months ended March 31, 2012.

In August 2010, we were appointed as a subcontractor to National Renewable Energy Laboratory, or NREL, under a DOE grant awarded to NREL. We have the right to be reimbursed for up to $3.9 million, and are required to fund an additional $1.5 million, in cost sharing expenses. Through March 31, 2012, we had recognized $689,000 in revenue under this grant, of which $232,000 was received during the three months ended March 31, 2012.

Cash Flows during the Three Months Ended March 31, 2012 and 2011

Cash Flows from Operating Activities

Our primary uses of cash from operating activities are cost of product sales and personnel related expenditures offset by cash received from product sales. Cash used in operating activities was $61.9 million and $19.6 million for the three months ended March 31, 2012 and 2011.

Net cash used in operating activities of $61.9 million in three months ended March 31, 2012 reflected a net loss of $94.9 million and a $22.1 million net change in our operating assets and liabilities partially offset by non-cash charges of $55.1 million. Net change in operating assets and liabilities of $22.1 million primarily consists of a $13.0 million decrease in accrued and other long term liabilities, an $8.2 million increase in inventory, a $2.4 million decrease in accounts payable, a $0.7 million increase in prepaid expenses and other assets and $0.3 million decrease in deferred rent partially offset by a $2.2 million decrease in accounts receivable and a $0.3 million increase in deferred revenue. Non-cash charges of $55.1 million is primarily related to $36.7 million of losses from firm purchase commitments and write off of production assets at contract manufacturers, a $6.5 million of stock-based compensation, a $8.1 million renewable product inventory write down to its net realizable value, and a $3.7 million of depreciation and amortization expenses.

Net cash used in operating activities of $19.6 million in the three months ended March 31, 2011 reflected a net loss of $33.1 million partially offset by non-cash charges of $6.9 million and $6.6 million net change in our operating assets and liabilities. Non-cash charges primarily included $4.0 million of stock-based compensation and $2.1 million of depreciation and amortization.

Cash Flows from Investing Activities

Our investing activities consist primarily of net investment purchases, maturities and sales and capital expenditures.

For the three months ended March 31, 2012, cash used in investing activities was $13.6 million as a result of $21.8 million of capital expenditures and deposits on property and equipment, offset by net sales of short term investments of $8.2 million.

For the three months ended March 31, 2011, cash provided investing activities was $39.2 million as a result of $53.2 million in net investment maturities, $14.4 million of capital expenditures and deposits on property and equipment and $0.3 million in acquisition of cash in noncontrolling interest.

Cash Flows from Financing Activities

For the three months ended March 31, 2012, cash provided by financing activities was $81.9 million, primarily the result of $25.0 million in debt financing and the receipt of $58.6 million in proceeds from sale of common stock in private placement, net of issuance costs. These cash inflows were offset in part by principal payments on debt of $0.7 million, principal payments on capital leases of $1.1 million.

For the three months ended March 31, 2011, cash provided by financing activities was $3.0 million, primarily the result of $7.6 million from in debt financing and the receipt of $0.1 million in proceeds from option exercises, These cash receipts were offset in part by principal payments on debt of $3.5 million and principal payments on capital leases of $0.7 million.

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

Contractual Obligations

The following is a summary of our contractual obligations as of March 31, 2012 (in thousands):

	Total	2012 (Nine Months)	2013	2014	2015	2016	Thereafter
Principal payments on long-term debt	$66,500	$27,941	$3,003	$2,517	$2,545	$2,575	$27,919
Interest payments on long-term debt, fixed rate(1)	3,838	1,080	922	743	552	396	145
Interest payments on long-term debt, variable rate(2)	265	265	—	—	—	—	—
Operating leases	42,987	5,081	6,478	6,562	6,740	6,871	11,255
Principal payments on capital leases	5,246	2,637	1,366	956	287	—	—
Interest payments on capital leases	423	248	123	50	2	—	—
Terminal storage costs	313	305	8	—	—	—	—
Purchase obligations(3)	74,029	25,260	16,387	14,292	9,855	8,235	—
Total	$193,601	$62,817	$28,287	$25,120	$19,981	$18,077	$39,319
______________

(1)	For fixed rate facilities, the interest rates are more fully described in Note 6 of our consolidated financial statements.

(2)	For variable rate facilities, amounts are based on weighted average interest rate which was 3.8% as of March 31, 2012.

(3)	Purchase obligations include non-cancelable contractual obligations and construction commitments of $70.9 million, of which $21.2 million have been accrued as loss on purchase commitments.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to financial market risks, primarily changes in interest rates, currency exchange rates and commodity prices. On a limited basis, we use derivative financial instruments primarily to manage commodity price risk.

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio and our outstanding debt obligations. We generally invest our cash in investments with short maturities or with frequent interest reset terms. Accordingly, our interest income fluctuates with short-term market conditions. As of March 31, 2012, our investment portfolio consisted primarily of money market funds and certificates of deposit, all of which are highly liquid investments. Due to the short-term nature of our investment portfolio, our exposure to interest rate risk is minimal. Additionally, as of March 31, 2012, 88% of our debt portfolio was comprised of fixed-rate debt and the balance was variable-rate debt. We pay variable interest on borrowings under a revolving credit facility. As of March 31, 2012, our weighted average borrowing rate on the revolving credit facility was 3.8%. If the interest rate had increased by 100 basis points on the outstanding borrowings under our revolving credit facility as of March 31, 2012, our interest expense would have increased by $77,000 on an annual basis. Because our average borrowings under our revolving credit facility are not substantial, changes in the interest rate will not have a significant impact on our interest expense.

Foreign Currency Risk

Most of our sales contracts are denominated in U.S. dollars and, therefore, our revenues are not currently subject to significant foreign currency risk. We do incur certain of our production costs, primarily sugar feedstocks and manufacturing service fees, operating expenses and capital expenditures in currencies other than the U.S. dollar and, therefore, are subject to volatility in cash flows due to fluctuations in foreign currency exchange rates, particularly changes in the Brazilian reais and the Euro. To date, we have not entered into any foreign exchange hedging contracts.

Commodity Price Risk

Our exposure to market risk for changes in commodity prices currently relates to our purchases of ethanol and reformulated ethanol-blended gasoline and to purchases of sugar feedstocks. When possible, we manage our exposure to this risk primarily through the use of supplier pricing agreements. We also, at times, use standard derivative commodity instruments to hedge the price volatility of ethanol and reformulated ethanol-blended gasoline, principally through futures contracts. The changes in fair value of these contracts are recorded on the balance sheet and recognized immediately in cost of product sales. We recognized a loss of $720,000 and $1.9 million as the change in fair value for the three months ended March 31, 2012 and 2011, respectively (see Note 3 to our Consolidated Financial Statements).

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act of 1934, as amended (Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q.  Based on this evaluation, our chief executive officer (CEO) and chief financial officer (CFO) concluded that, as of March 31, 2012 ,our disclosure controls and procedures are designed and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during our first fiscal quarter ended March 31, 2012 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

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
As of March 31, 2012, we had an accumulated deficit of $475.7 million. We expect to incur additional costs and expenses related to the continued development and expansion of our business, including construction and operation of our manufacturing facilities, our research and development operations, continued operation of our pilot plants and demonstration facility, and engineering and design work. Further, we expect to incur costs related to contract manufacturing arrangements. There can be no assurance that we will ever achieve or sustain profitability on a quarterly or annual basis.
We have very limited experience producing our products at the commercial scale needed for the development of our business, and we will not succeed if we cannot effectively scale our technology and processes.
To commercialize our products, we must be successful in using our yeast strains to produce target molecules at commercial scale and on an economically viable basis. Such production will require that our technology and processes be scalable from laboratory, pilot and demonstration projects and industrial-scale test runs to commercial-scale production. Up to and through most of 2010, our primary focus was research and development. In 2011, we commenced commercial manufacturing operations at various contract manufacturing facilities. For longer term and more cost-effective production capacity, we are planning to shift our production capacity away from these contract manufacturing facilities and complete construction of our own plant in Brazil. We have very limited manufacturing experience and cannot be sure that we will be successful in establishing these larger-scale production operations in a timely manner and on a scale that will allow us to meet our plans for commercialization. We have outsourced to contract manufacturers and other third parties some of the production process development work associated with commercial scale-up and such third parties may not perform such development work at the level we expect. Furthermore, our technology may not perform as expected when applied at commercial scale on a sustained basis, or we may encounter operational challenges for which we are unable to devise a workable solution. For example, as we commenced and ramped up commercial production at contract manufacturing facilities, contamination in the production process, problems with plant utilities, lack of automation and related human error, issues arising from process modifications to reduce costs and adjust product specifications, and other similar challenges decreased process efficiency, created delays and increased our costs. Such challenges are likely to continue as we develop our production processes and establish new facilities. We may not be able to scale up our production in a timely manner, if at all, even to the extent we successfully complete product development in our laboratories and pilot and demonstration facilities and conduct successful industrial-scale test runs. If this occurs, our ability to commercialize our technology will be adversely affected, and, with respect to any products that we are able to bring to market, we may not be able to lower the cost of production, which would adversely affect our ability to sell our products and achieve profits. Similarly, our ability to produce the volume of Biofene covered by our existing agreements is based in part on our ability to achieve substantially higher production efficiencies than we have to date. We may never achieve those production efficiencies.
We will require additional financing to fund our anticipated operations and may not be able to obtain such financing on favorable terms, if at all.
We will continue to need to fund our research and development and related activities and to provide working capital to fund production, storage, distribution and other aspects of our business. We may also from time to time consider acquisitions of other companies, assets or technologies to accelerate our research and development and commercialization efforts. In addition, we plan to make significant capital expenditures in connection with our mill production plant arrangements, and expect to continue to incur costs in connection with our contract manufacturing arrangements. While we plan to continue seeking relationships with sugar and ethanol producers for them to provide some portion or all of the capital needed to build production facilities adjacent to mills, such parties may not be willing to provide such capital and we may be required to provide some or all of the financing that we currently expect to be provided by these owners. Furthermore, our anticipated working capital needs and our planned operating and capital expenditures for 2012 and 2013 will require significant inflows of cash from equity or credit facilities and similar sources of indebtedness, as well as funding from collaboration partners. Some of these necessary financing sources are subject to risk that we cannot meet milestones, are not yet subject to definitive agreements or have not committed to funding arrangements. In addition, our anticipated working capital needs and strategic plans for 2012 and beyond will depend on our ability to identify and secure additional sources of funding beyond those we have currently identified. Such sources of funding may include equity or debt offerings, in addition to collaboration revenue and other forms of debt financing. If we fail to secure such funding, we may be forced to curtail our operations, which could include reductions or delays of planned capital expenditures or scaling back our operations. In late 2011 and 2012, we commenced a reassessment of the timing for construction projects relating to the Usina São Martinho plant due to financing constraints. As a result, the timeline for Usina São Martinho is unclear and adjustments to the project, up to and including re-negotiation or termination of the agreements, are possible. The plan for Usina São Martinho depends on the timing and success of financing activities and production priorities. If we are forced to curtail our operations, we may be unable to proceed with construction of certain planned production facilities, including the Usina São Martinho and the Paraíso Bioenergia plants, enter into definitive agreements for supply of feedstock and associated production arrangements that are currently subject to letters of intent, commercialize our products within the timeline we expect, or otherwise continue our business as currently contemplated.
If, to support our planned operations, we seek additional types of funding that involve the issuance of equity securities, our existing stockholders could suffer dilution. For example, in February 2012, we completed a private placement of our common stock that resulted in the issuance of approximately 10.2 million shares of our common stock and entered into a securities purchase agreement that resulted in the issuance of $25.0 million in unsecured senior convertible promissory notes that are convertible into common stock at an initial conversion price of $7.0682. The convertible notes contain various covenants, including restrictions on the amount of debt we are permitted to incur. We may conduct additional financings if they become available on appropriate terms and we deem them to be consistent with our financing strategy. If we raise additional debt financing, we may be subject to additional restrictive covenants that limit our ability to conduct our business and could cause us to be at risk of defaults. For example, we were in default under our Bank of the West credit facility as of March 31, 2012 based on our failure to maintain a ratio of current assets to current liabilities of equal to or greater than 2:1 and our failure to comply with the liquidity requirement to maintain at least $10.0 million plus two times our quarterly "Net Cash Used in Operating Activities". As a result, Bank of the West could have required us to immediately repay amounts outstanding under such credit facility, which would have resulted in cross defaults under other debt instruments, including our convertible promissory notes.
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
We have selected Brazil as the optimal geography for a substantial proportion of the initial large-scale commercial production of our products, largely because of the availability of sugarcane as a feedstock and the existing infrastructure for producing, gathering and processing this sugarcane. Our business plan envisions that we will develop this production capacity primarily through arrangements with existing sugar and ethanol producers. For example, in 2010, we entered into an agreement with Usina São Martinho, a sugar and ethanol producer in Brazil, for the joint ownership and development of a production facility at the Usina São Martinho mill. More recently, we also entered into a manufacturing agreement with Paraíso Bioenergia, also in Brazil, under which we will be responsible for construction of the production facility. In late 2011 and 2012 we commenced a reassessment of the timing for construction projects relating to the Usina São Martinho plant due to financing constraints. As a result, the timeline for Usina São Martinho is unclear and adjustments to the project, up to and including re-negotiation or termination of the agreements, are possible. The plan for Usina São Martinho depends on the timing and success of financing activities and production priorities. Based on these priorities and economic considerations relating to anticipated production costs at contract manufacturing facilities, we have adjusted our near-term focus to completion and commissioning the planned facility at Paraíso Bioenergia. A substantial component of our planned production capacity in the near and long term depends on the completion and commencement of operations at this production facility, and development of additional facilities using similar models thereafter.

Delays in completion of our production facilities at Paraíso Bioenergia and, potentially, Usina São Martinho, will cause delays in commencement of large-scale production and hamper our ability to reduce our production costs. We have had to adjust our goals for production volume in 2012 and beyond based on, among other things, our ability to raise sufficient financing to fund construction and commissioning costs, delays in process development at contract manufacturing facilities, production economics at contract manufacturing facilities and related decisions regarding production volume at such facilities, and uncertainty relating to the timing of these large-scale facilities. Once our production facilities are operational, they must perform as we have designed them. If we encounter significant delays, cost overruns, engineering problems, equipment supply constraints or other serious challenges in bringing these facilities online, we may be unable to produce our initial renewable products in the time frame we have planned, or we may need to continue to use contract manufacturing sources to a greater degree, which would reduce our expected gross margins. Further, if our efforts to complete, and commence production at, these facilities are not successful, other mill owners in Brazil may decide not to work with us to develop additional production facilities, demand more favorable terms or delay their commitment to invest capital in our production.
Our construction of manufacturing facilities requires significant capital expenditures and subjects us to significant liquidity and production risks.
Our manufacturing facility at Paraíso Bioenergia is our principal focus for production capacity as we shift away from contract manufacturing arrangements. Under the agreement with Paraíso Bioenergia, we are designing and building a fermentation and separation plant on leased space at the Paraíso Bioenergia facility, and we are responsible for financing the project. Our initial planned large-scale production facility construction plan was for the plant at Usina São Martinho and we were responsible for designing and managing the project. We had projected the construction costs of the new facility to total approximately $100 million, but we are currently delaying further work on Usina São Martinho due to financial constraints. While Usina São Martinho is obligated under our agreement to contribute up to approximately R$61.8 million reais (approximately US$33.9 million based on the exchange rate as of March 31, 2012), such contributions depend on, among other things, successful commencement of commercial operations at the plant. Based on our shifting manufacturing priorities and uncertainty regarding financing availability, we cannot currently predict when or if our facility at Usina São Martinho will be completed or commence commercial operations, which means that Usina São Martinho's anticipated contribution will be substantially delayed and may never occur. Even if we decide not to fund construction projects, we may not be able to quickly or completely cease incurring costs associated with such projects. For example, we continue to incur costs associated with the Usina São Martinho project, and expect that such costs will continue as we pay for work already done or committed and scale down construction activity. We anticipate funding construction of our plant at Paraíso Bioenergia and, potentially, Usina São Martinho with our existing funds and with debt and other financing; however, we cannot be sure that we will be able to raise financing for these projects in sufficient amounts or on acceptable terms in a timely manner. If we fail to raise sufficient funds or are required to conserve working capital for other uses, we may be forced to delay or terminate projects, which could have a material adverse effect on our ability to achieve target production levels in the coming years.

The construction and commissioning of our plant at Paraíso Bioenergia is subject to execution and economic risks.
Our decision to focus our efforts for production capacity on the manufacturing facility at Paraíso Bioenergia and shift away from using contract manufacturers means that any failure to establish our plant at Paraíso Bioenergia could have a significant negative impact on our business, including our ability to achieve commercial viability for our products. The plant at Paraíso Bioenergia is under construction and we cannot be sure we will be able to complete construction soon enough to commence commercial production to replace farnesene currently produced at contract manufacturing facilities. Furthermore, while we are moving our production focus to our plant at Paraíso Bioenergia based on an expectation that we will ultimately be able to produce farnesene at a lower cost using such facility, we cannot be sure when, or if, using such plant will in fact result in such lower production costs than contract manufacturing facilities. Also, with our facility at Paraíso Bioenergia, we will, for the first time, be the plant operator for a commercial fermentation and separation facility. We are inexperienced at operating plants and may face unexpected difficulties associated with the operation of the plant. For example, we have at other facilities encountered significant delays and difficulties in ramping up production based on contamination in the production process, problems with plant utilities, lack of automation and related human error, issues arising from process modifications to reduce costs and adjust product specifications, and other similar challenges decreased process efficiency, created delays and increased our costs. Such challenges are likely to arise in our plant at Paraíso Bioenergia, and we cannot be certain that we will be able to remedy them quickly or effectively enough to achieve commercially viable near-term production costs and volumes.
As part of our arrangement to build the plant, we have an agreement with Paraíso Bioenergia that provides we are obligated to purchase from Paraíso Bioenergia sugarcane juice corresponding to up to a certain number of tons of sugarcane per year, along with specified water and vapor volumes. Until this annual volume is reached, we are restricted from purchasing sugarcane juice for processing in the facility from any third party, subject to limited exceptions, unless we pay the premium to Paraíso Bioenergia that we would have paid if we bought the juice from them. As such, we will be relying on Paraíso Bioenergia to supply such juice and utilities on a timely basis, in the volumes we need, and at competitive prices. If a third party can offer superior prices and Paraíso Bioenergia does not consent to our purchasing from such third party, we would be required to pay a premium to Paraíso Bioenergia, which would have a negative impact on our production cost. Furthermore, we agreed to pay a price for the juice that is based on the lower of the cost of two other products produced by Paraíso Bioenergia using such juice, plus a premium. Paraíso Bioenergia may not want to sell sugarcane juice to us if the price of one of the other products is substantially higher than the one setting the price for the juice we purchase. While the agreement provides that Paraíso Bioenergia would have to pay a penalty to us if it fails to supply the agreed-upon volume of juice for a given month, the penalty may not be enough to compensate us for the increased cost if third-party suppliers do not offer competitive prices. Also, if the price of the other products produced by Paraíso Bioenergia increase, we could be forced to pay those increased prices for production without a related increase in the price at which we can sell our products, reducing or eliminating any margins we can otherwise achieve. If in the future these supply terms no longer provide a viable economic structure for the operation at Paraíso Bioenergia, we may be required to renegotiate our agreement, which could result in manufacturing disruptions and delays.

Our joint venture with Usina São Martinho subjects us to certain legal and financial terms that could adversely affect us.
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
We may seek to enter into arrangements with Brazilian sugar and ethanol producers to produce a substantial portion of our products, and if we are not able to complete these arrangements in a timely manner and on terms favorable to us, our business will be adversely affected.
To expand our production in Brazil beyond that of our initial production facilities , we may seek to enter into agreements with other sugar and ethanol producers in Brazil that require them to make a substantial capital or operating contribution to produce our renewable products. In return, we expect to provide them with a share of the higher gross margin we believe we will realize from the sale of these products relative to their existing products. There can be no assurance that a sufficient number of Brazilian sugar and ethanol mill owners will accept the opportunity to partner with us for the production of our products, whether on those terms or at all. Reluctance on the part of mill owners may be caused, for example, by their failure to understand our technology or product opportunities or agree with the greater economic benefits that we believe they can achieve from partnering with us. Mill owners may also be reluctant or unable to obtain needed capital, or they may be limited by existing contractual obligations with other third parties, liability, health and safety concerns, additional maintenance, training, operating and other ongoing expenses. We have entered into letters of intent with certain Brazilian sugar and ethanol producers to produce our products and Usina São Martinho has the option for production at a second mill, but these do not bind either the mill owner or us to enter into and proceed with a formal relationship. In addition, there are numerous issues regarding these mill relationships that must be successfully negotiated with each of the mill owners and we may not be successful in completing these negotiations. Even if sugar and ethanol producers are willing to build new facilities and produce our products, they may do so only on economic terms that place more of the cost, or confer less of the economic return, on us than we currently anticipate. If we are not successful in negotiations with sugar and ethanol mill owners, our cost of gaining this production capacity may be higher than we anticipate in terms of up-front costs, capital expenditure or lost future returns, and we may not gain the production base that we need in Brazil to allow us to grow our business.
Building new, bolt-on facilities adjacent to existing sugar and ethanol mills for production of our products requires significant capital, and if mill owners are unwilling to contribute capital, or do not have or have access to this capital, production of our products would be more limited or more expensive than expected and our business would be harmed.
We expect to expand our production capacity over time using a capital light approach, through which mill owners would invest a substantial portion or all of the capital needed to build our bolt-on production facilities, in exchange for a share of the higher gross margin from the sale of our renewable chemicals and fuels, as compared to their current products. Mill owners may perceive this construction as a costly process requiring excessive capital or operating contribution, or have concerns regarding our limited financial resources and the development stage of our business (particularly with respect to establishing manufacturing operations). Mill owners may not have sufficient capital of their own for this purpose or may not be willing or able to secure financing. As a result, they may choose not to contribute the amount of capital that we anticipate or may need to seek external sources of financing, which may not be available. If the mill owner needs to obtain financing through debt, we may be required to provide a guarantee. Furthermore, even if we are able to establish mill relationships where mill owners contribute desired levels of capital, we will be required to contribute significant capital ourselves, as is the case with our existing contract manufacturing arrangements and planned mill facilities. As we add relationships and commit to building additional production facilities, we will require additional financial resources to finance such projects, which could include equity financing, debt and additional contributions from existing and new collaboration partners. Even if sugar and ethanol producers are attracted to the opportunity, they may not be able to obtain credit to pursue it, which could adversely affect our ability to develop the production capacity needed to allow us to grow our business.
Our reliance on contract manufacturers for near term production exposes us to risks relating to the costs, contractual terms, location, equipment installation, technology transfer and availability of that contract manufacturing and could adversely affect our growth.
We commenced commercial production of Biofene and some specialty chemical products in 2011 through the use of contract manufacturers, and we anticipate that we will continue to use contract manufacturers for chemical conversion and production of end-products, as well as for production of Biofene, until Paraíso Bioenergia or a similar plant commences commercial operations. Setting up sufficient contract manufacturing facilities requires us to make significant capital expenditures, which reduces our cash and subjects us to losses from depreciation and impairment. For example, we have incurred, and expect to continue to incur, significant expenditures in connection with our contract manufacturing arrangements. Furthermore, based on an evaluation of our assets associated with contract manufacturing facilities and anticipated levels of use of such facilities, we recorded a loss on write off of production assets of approximately $5.5 million for the three months ended March 31, 2012. Further write off of such assets may occur in future quarters as we continue to evaluate and adjust our priorities for production, including the levels of utilization of our current and planned manufacturing facilities, which would cause us to incur additional future losses associated with such facilities. In addition, many of our contract manufacturing agreements contain terms that commit us to pay for such capital expenditures and other costs incurred by the plant operators and owners, which could result in contractual liability for us even if we determine that we no longer wish to pursue a particular contract manufacturing arrangement. Some of such agreements also contain requirements to pay bonuses for milestone achievements by the contractor, minimum offtake requirements with penalties for failure to purchase specified amounts in a given period, and other terms that create contingent liabilities or other obligations for us. Any failure to comply with such requirements could result in legal claims against us, resulting in additional liability and diverting management attention, which could have a material adverse effect on our business.
Furthermore, we cannot be sure that contract manufacturers will be available when we need their services, that they will be willing to dedicate a portion of their capacity to our projects, or that we will be able to reach acceptable price and other terms with them for the provision of their production services. If we shift priorities and stop or adjust anticipated production levels at contract manufacturing facilities, such adjustments could also result in disputes or otherwise harm our business relationships with contract manufacturers. In addition, reducing or stopping production at one facility while increasing or starting up production at another facility generally results in significant losses of production efficiency, which can persist for varying periods of time. For example, we incurred a $31.2 million loss in the first quarter of 2012 related to $10.0 million in facility modification costs and $21.2 million of fixed purchase commitment losses associated with a scale-back of production at certain facilities. If we are unable to secure the services of such third parties when and as needed, we may lose customer opportunities and the growth of our business may be impaired. Also, in order for production to commence under our contract manufacturing arrangements, we will generally have to provide equipment needed for the production of our products and we cannot be assured that such equipment can be ordered, or installed, on a timely basis, at acceptable costs, or at all. In addition, to establish new manufacturing facilities we need to transfer our yeast strains and production processes from lab to commercial plants controlled by third parties, which may pose technical or operational challenges that delay production or increase our costs.
The locations of contract manufacturers can pose additional cost, logistics and feedstock challenges. If production capacity is available at a plant that is remote from usable chemical finishing or distribution facilities, or from customers, we will be required to incur additional expenses in shipping products to other locations. Such costs could include shipping costs, compliance with export and import controls, tariffs and additional taxes, among others. In addition, we may be required to use feedstock from a particular region for a given production facility. The feedstock available in a particular region may not be the least expensive or most effective feedstock for production, which could significantly raise our overall production cost until we are able to optimize the supply chain. For example, we have previously relied on Antibióticos in Spain for a large percentage of our production volume. This has meant that we were required to ship Biofene produced in Spain to satisfy demand in various locations around the world. In addition, Antibióticos uses non-sugarcane syrup as its feedstock source, which results in higher production costs than using Brazilian sugarcane syrup used in our Brazilian facilities.
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
There can be no assurance that our products will be approved or accepted by customers, that customers will choose our products over competing products, or that we will be able to sell our products profitably at prices and with features sufficient to establish demand. Although we have begun to sell squalane and some diesel, we are in the very early stages of selling our products into the commercial markets we are targeting. Our sales and marketing efforts for our initial products are primarily focused on a small number of target customers and we will need to continually establish that our products are comparable to or better than products they currently use that we seek to replace, ultimately both in terms of cost and performance. In addition, these customers will need to complete product qualification procedures, which may not be achieved in a timely manner or at all. We also face various risks related to commercial production, including obtaining assistance of contract manufacturers, production process development and production efficiency as discussed in the production risk factors above.
Our manufacturing operations require sugar feedstock, and the inability to obtain such feedstock in sufficient quantities or in a timely manner may limit our ability to produce our products.
We anticipate that the production of our products will require large volumes of feedstock. In the near term, we will rely on a mixture of feedstock sources for use at our contract manufacturing operations, including cane sugar, corn-based dextrose and beet molasses. For our large-scale production facilities in Brazil, we expect to rely primarily on Brazilian sugarcane. We cannot predict the future availability or price of these various feedstocks, nor can we be sure that our mill partners, which we expect to supply the sugarcane feedstock necessary to produce our products in Brazil, will be able to supply it in sufficient quantities or in a timely manner. Furthermore, to the extent we are required to rely on sugar feedstock other than Brazilian sugarcane, the cost of such feedstock may be higher than we expect, increasing our anticipated production costs. Feedstock crop yields and sugar content depend on weather conditions, such as rainfall and temperature that vary. Weather conditions have historically caused volatility in the ethanol and sugar industries by causing crop failures or reduced harvests. Excessive rainfall can adversely affect the supply of sugarcane and other sugar feedstock available for the production of our products by reducing the sucrose content and limiting growers' ability to harvest. Crop disease and pestilence can also occur from time to time and can adversely affect feedstock growth, potentially rendering useless or unusable all or a substantial portion of affected harvests. With respect to sugarcane, our initial primary feedstock, the limited amount of time during which it keeps its sugar content after harvest and the fact that sugarcane is not itself a traded commodity increases these risks and limits our ability to substitute supply in the event of such an occurrence. If production of sugarcane or any other feedstock we may use to produce our products is adversely affected by these or other conditions, our production will be impaired, and our business will be adversely affected.
We have entered into a number of agreements for the development, initial commercialization and sale of certain products that contain important technical, development and commercial milestones. If we do not meet those milestones our future revenue and financial results will be adversely impacted.
We have entered into a number of agreements regarding the further development of certain of our products and, in some cases, for ultimate sale to the customer under the agreement. None of these agreements affirmatively obligates the other party to purchase specific quantities of any products at this time, and these agreements contain important conditions that must be satisfied before any such purchases may be made. These conditions include research and development milestones and technical specifications that must be achieved to the satisfaction of our customers, which we cannot be certain we will achieve. Some agreements provide that we will not initiate sales until we achieve advances in production efficiency to lower production costs. In addition, these agreements contain exclusivity and other terms that may limit our ability to commercialize our products and technology in ways that we do not currently envision. If we do not achieve these contractual milestones, our revenues and financial results will be harmed.
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
In November 2011, we entered into an amendment of the collaboration agreement that provides for an exclusive strategic collaboration for the development of renewable diesel products and contemplates that the parties will establish a joint venture for the production and commercialization of such renewable diesel products on an exclusive, worldwide basis. It also provides that commercialization and production of jet fuel, already under development pursuant to the original collaboration agreement, would be conducted on an exclusive, worldwide basis through the same joint venture. Further, the amendment provides the joint venture with the right to produce and commercialize certain other chemical products made through the use of our technology on a non-exclusive basis. In addition to requiring us to work with Total in these key strategic areas of our business, the amendment contains a number of provisions that create contractual risk for us. These include various provisions that allow Total to terminate its efforts with respect to the development project, reduce its funding, not participate in the joint venture, and/or require royalty payments by us. For example, the amendment provides that definitive agreements to form the joint venture must be in place by March 31, 2012 (or another date as agreed to by the parties) or the renewable diesel program, including any further collaboration payments by Total related to the renewable diesel program, will terminate. The parties are currently engaged in discussion regarding the potential terms and timing of an extension to such date. The continuation of the renewable diesel program and the formation of the joint venture are also subject to certain mutual intellectual property due diligence conditions. Under the amendment, each party retains certain rights to independently produce and sell renewable diesel under specified circumstances subject to paying royalties to the other party. In addition, Total has an option, upon completion of the renewable diesel program, to notify us that it does not wish to pursue production or commercialization of renewable diesel under the amendment. If Total exercises this right, we are obligated pay Total specified royalties based on our net income. Such royalty payments would also include a share of net proceeds received by us from any sale of our renewable diesel business.
Loss of key personnel, including key management personnel, and/or failure to attract and retain additional personnel could delay our product development programs and harm our research and development efforts and our ability to meet our business objectives.
Our business involves complex, global operations across a variety of markets and requires a management team and employee workforce that is knowledgeable in the many areas in which we operate. As we build our business, we will need to hire additional qualified research and development, management and other personnel to succeed. The process of hiring, training and successfully integrating qualified personnel into our operation, in both the U.S. and Brazil, is a lengthy and expensive one. The market for qualified personnel is very competitive because of the limited number of people available with the necessary technical skills and understanding of our technology and anticipated products, particularly in Brazil. Our failure to hire and retain qualified personnel could impair our ability to meet our research and development and business objectives and adversely affect our results of operations and financial condition.
The loss of any key member of our management or key technical and operational employees, or the failure to attract or retain such employees could prevent us from developing and commercializing our products for our target markets and executing our business strategy. We recently completed a reorganization of our management team, which included departures of some of our executive personnel. This action could result in distraction to management and employees and cause temporary or longer-term disruption to our operations based on loss of institutional knowledge and transitional activity. We may not be able to attract or retain qualified employees in the future due to the intense competition for qualified personnel among biotechnology and other technology-based businesses, particularly in the renewable chemicals and fuels area, or due to the availability of personnel with the qualifications or experience necessary for our business. In addition, in recent quarters our stock price has declined significantly, which reduces our ability to recruit and retain employees using equity compensation. If we are not able to attract and retain the necessary personnel to accomplish our business objectives, we may experience staffing constraints that will adversely affect our ability to meet the demands of our collaborators and customers in a timely fashion or to support our internal research and development programs. In particular, our product and process development programs are dependent on our ability to attract and retain highly skilled technical and operational personnel. Competition for such personnel from numerous companies and academic and other research institutions may limit our ability to do so on acceptable terms. All of our employees are at-will employees, which mean that either the employee or we may terminate their employment at any time.
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
Our renewable chemical products may be subject to government regulation in our target markets. In the U.S., the EPA administers the Toxic Substances Control Act, or TSCA, which regulates the commercial registration, distribution, and use of many chemicals. Before an entity can manufacture or distribute significant volumes of a chemical, it needs to determine whether that chemical is listed in the TSCA inventory. If the substance is listed, then manufacture or distribution can commence immediately. If not, then in most cases a “Chemical Abstracts Service” number registration and pre-manufacture notice must be filed with the EPA, which has up to 180 days to review the filing. Some of the products we produce or plan to produce, such as Biofene and squalane, are already in the TSCA inventory. Others, such as our farnesane (diesel) and new jet fuel molecules, are not yet listed. We may not be able to expediently receive approval from the EPA to list the molecules we would like to make on the TSCA registry, resulting in delays or significant increases in testing requirements. A similar program exists in the European Union, called REACH (Registration, Evaluation, Authorization, and Restriction of Chemical Substances). We similarly need to register our products with the European Commission, and this process could cause delays or significant costs. To the extent that other geographies, such as Brazil, may rely on TSCA or REACH (or similar laws and programs) for chemical registration in their geographies, delays with the U.S. or European authorities may subsequently delay entry into these markets as well.
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
We cannot assure you that our products will be approved or accepted by customers or end consumers in specialty chemical markets.
The markets we intend to enter first are primarily those for specialty chemical products used by large consumer products or specialty chemical companies. In entering these markets, we intend to sell our products as alternatives to chemicals currently in use, and in some cases the chemicals that we seek to replace have been used for many years. The potential customers for our molecules generally have well developed manufacturing processes and arrangements with suppliers of the chemical components of their products and may have a resistance to changing these processes and components. These potential customers frequently impose lengthy and complex product qualification procedures on their suppliers, influenced by consumer preference, manufacturing considerations such as process changes and capital and other costs associated with transitioning to alternative components, supplier operating history, regulatory issues, product liability and other factors, many of which are unknown to, or not well understood by, us. Satisfying these processes may take many months or years. If we are unable to convince these potential customers (and the consumers who purchase products containing such chemicals) that our products are comparable to the chemicals that they currently use or that the use of our products is otherwise to their benefits, we will not be successful in entering these markets and our business will be adversely affected.
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
We bear the risk that the rate of inflation in the foreign countries where we incur costs and expenses or the decline in value of the U.S. dollar compared to those foreign currencies will increase our costs as expressed in U.S. dollars. For example, future measures by the Central Bank of Brazil to control inflation, including interest rate adjustments, intervention in the foreign exchange market and actions to fix the value of the real, may weaken the U.S. dollar in Brazil. Whether in Brazil or otherwise, we may not be able to adjust the prices of our products to offset the effects of inflation or foreign currency appreciation on our cost structure, which could increase our costs and reduce our net operating margins. If we do not successfully manage these risks through hedging or other mechanisms, our revenues and results of operations could be adversely affected.
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
The market for renewable fuels is heavily influenced by foreign, federal, state and local government regulations and policies. Changes to existing or adoption of new domestic or foreign federal, state and local legislative initiatives that impact the production, distribution or sale of renewable fuels may harm our renewable fuels business. In the U.S. and in a number of other countries, regulations and policies encouraging production and use of alternative fuels have been modified in the past and may be modified again in the future. Any reduction in mandated requirements for fuel alternatives and additives to gasoline or diesel may cause demand for biofuels to decline and deter investment in the research and development of renewable fuels. For example, in December 2011, the U.S. Congress did not renew legislation that extended tax credits to blenders of certain renewable fuel products and is not likely to renew them retroactively. The absence of tax credits, subsidies and other incentives in the U.S. and foreign markets for renewable fuels, or any inability of our customers to access such credits, subsidies and incentives, may adversely affect demand for our products and increase the overall cost of commercialization of our renewable fuels, which would adversely affect our renewable fuels business. In addition, in December 2011, a U.S. federal court found the State of California's Low Carbon Fuel Standard unconstitutional and the case is currently on appeal in the Ninth Circuit. An affirmation of this ruling could have a negative impact on demand for advanced renewable fuels. The resulting market uncertainty regarding this and future standards and policies may also affect our ability to develop new renewable products or to license our technologies to third parties and to sell products to our end customers. Any inability to address these requirements and any regulatory or policy changes could have a material adverse effect on our business, financial condition and results of operations.
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

•	impairment of assets based on shifting business priorities and working capital limitations;

•	disruptions in the production process at any facility where we produce our products;

•	losses associated with producing our products as we ramp to commercial production levels;

•	any failure to recover value added tax (VAT) that we currently reflect as recoverable in our financial statements (e.g., due to failure to meet conditions for reimbursement of VAT under local law);

•	the timing, size and mix of sales to customers for our products;

•	increases in price or decreases in availability of feedstock;

•	the unavailability of contract manufacturing capacity altogether or at anticipated cost;

•	fluctuations in foreign currency exchange rates;

•	gains or losses associated with our hedging activities, especially in Amyris Fuels;

•	fluctuations in the price of and demand for sugar, ethanol, and petroleum-based and other products for which our products are alternatives;

•	seasonal production and sale of our products;

•	the effects of competitive pricing pressures, including decreases in average selling prices of our products;

•	unanticipated expenses associated with changes in governmental regulations and environmental, health and safety requirements;

•	reductions or changes to existing fuel and chemical regulations and policies;

•	departure of executives or other key management employees;

•	our ability to use our net operating loss carry forwards to offset future taxable income;

•	business interruptions such as earthquakes and other natural disasters;

•	our ability to integrate businesses that we may acquire;

•	risks associated with the international aspects of our business; and

•	changes in general economic, industry and market conditions, both domestically and in our foreign markets.
In addition, nearly all of our revenue to date has come from the sale of ethanol and reformulated ethanol-blended gasoline by our Amyris Fuels subsidiary, with substantially all of the remainder coming from collaborations and government grants. We currently expect to transition out of the Amyris Fuels business during 2012. We do not expect to be able to replace the revenues lost in the near term as a result of this transition, particularly in 2012 and 2013 while we continue our efforts to establish a renewable products business. As part of our operating plan for 2012, we have commenced reductions to, and expect to continue to reduce, our cost structure by improving efficiency in our operations and reducing non-critical expenditures.  These efforts may include reductions to our workforce and adjustments to the timing and scope of planned capital expenditures in the coming quarters. Resulting headcount reductions to reduce operating expenses may result in reduced collaboration and government grant revenues to the extent that such headcount reductions reduce our ability to dedicate resources to activities funded by such collaborations and grants. Due to these factors and others the results of any quarterly or annual period may not meet our expectations or the expectations of our investors and may not be meaningful indications of our future performance.
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
Amyris Fuels currently purchases ethanol produced by third parties and gasoline and sells both pure ethanol and ethanol-blended gasoline to wholesale customers. To date, these sales have accounted for nearly all of our revenue, with substantially all of the remainder coming from collaborations and government grants. We currently expect to transition out of the Amyris Fuels business in 2012, which will result in the loss of all future Amyris Fuels revenues.
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
We have experienced, and may continue to experience, expansion of our business as we continue to make efforts to develop and bring our products to market. We have grown from 18 employees at the end of 2005 to 453 at March 31, 2012. We are working simultaneously on multiple projects to develop, produce and commercialize several types of renewable chemicals and fuels. Our growth and diversified operations have placed, and may continue to place, significant demands on our management and our operational and financial infrastructure. In particular, continued growth could strain our ability to:

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
 In addition, if we grow our organization too rapidly, we may be forced to scale back our headcount and other aspects of our operating structure to maintain alignment with changing strategies. For example, as part of our operating plan for 2012, we have commenced reductions to, and expect to continue to reduce, our cost structure by improving efficiency in our operations and reducing non-critical expenditures.  These efforts may include reductions to our workforce and adjustments to the timing and scope of planned capital expenditures in the coming quarters.

Managing our growth will require significant expenditures and allocation of valuable management resources. If we fail to achieve the necessary level of efficiency in our organization as it grows, our business, results of operations and financial condition would be adversely impacted.
Our proprietary rights may not adequately protect our technologies and product candidates.
Our commercial success will depend substantially on our ability to obtain patents and maintain adequate legal protection for our technologies and product candidates in the U.S. and other countries. As of April 30, 2012, we had issued 88 U.S. and foreign patents and 284 pending U.S. and foreign patent applications that are owned by or licensed to us. We will be able to protect our proprietary rights from unauthorized use by third parties only to the extent that our proprietary technologies and future products are covered by valid and enforceable patents or are effectively maintained as trade secrets.
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
Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. In addition, Section 404 of the Sarbanes-Oxley Act of 2002 requires us and our independent registered public accounting firm to evaluate and report on our internal control over financial reporting. The process of implementing our internal controls and complying with Section 404 is expensive and time consuming, and requires significant attention of management. We cannot be certain that these measures will ensure that we maintain adequate controls over our financial processes and reporting in the future. In addition, to the extent we create joint ventures or have any variable interest entities and the financial statements of such entities are not prepared by us, we will not have direct control over their financial statement preparation. As a result, we will, for our financial reporting, depend on what these entities report to us, which could result in us adding monitoring and audit processes and increase the difficulty of implementing and maintaining adequate controls over our financial processes and reporting in the future. This may be particularly true where we are establishing such entities with commercial partners that do not have sophisticated financial accounting processes in place, or where we are entering into new relationships at a rapid pace, straining our integration capacity. Additionally, if we do not receive the information from the joint venture or variable interest entity on a timely basis, this could cause delays in our external reporting. Even if we conclude, and our independent registered public accounting firm concurs, that our internal control over financial reporting provides reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, because of its inherent limitations, internal control over financial reporting may not prevent or detect fraud or misstatements. Failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our results of operations or cause us to fail to meet our reporting obligations. If we or our independent registered public accounting firm discover a material weakness, the disclosure of that fact, even if quickly remedied, could reduce the market's confidence in our financial statements and harm our stock price. In addition, failure to comply with Section 404 could subject us to a variety of administrative sanctions, including SEC action, ineligibility for short form resale registration, the suspension or delisting of our common stock from the stock exchange on which it is listed and the inability of registered broker-dealers to make a market in our common stock, which would further reduce our stock price and could harm our business.
If the value of our goodwill or other intangible assets becomes impaired, it could materially reduce the value of our assets and reduce our net income for the year in which the related impairment charges occur.
We apply the applicable accounting principles set forth in the U.S. Financial Accounting Standards Board's Accounting Standards Codification to our intangible assets (including goodwill), which prohibits the amortization of intangible assets with indefinite useful lives and requires that these assets be reviewed for impairment at least annually. There are several methods that can be used to determine the estimated fair value of the IPR&D acquired in a business combination. We have used the "income method," which applies a probability weighting that considers the risk of development and commercialization, to the estimated future net cash flows that are derived from projected sales revenues and estimated costs. These projections are based on factors such as relevant market size, pricing of similar products, and expected industry trends. The estimated future net cash flows are then discounted to the present value using an appropriate discount rate. These assets are treated as indefinite-lived intangible assets until completion or abandonment of the projects, at which time the assets will be amortized over the remaining useful life or written off, as appropriate. If the carrying amount of the assets is greater than the measures of fair value, impairment is considered to have occurred and a write-down of the asset is recorded. Any finding that the value of our intangible assets has been impaired would require us to write-down the impaired portion, which could reduce the value of our assets and reduce our net income for the year in which the related impairment charges occur.  As of March 31, 2012, we had a net carrying value of approximately $9.1 million in in-process research and development and goodwill associated with our acquisition of Draths Corporation.
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
In 2010, we were awarded a $24.3 million “Integrated Bio-Refinery” grant from the U.S. Department of Energy, or DOE. The terms of this grant make the funds available to us to leverage and expand our existing Emeryville, California, pilot plant and support laboratories to develop U.S.-based production capabilities for renewable fuels and chemicals derived from sweet sorghum. Generally, government grant agreements have fixed terms and may be terminated, modified or recovered by the granting agency under certain conditions. For example, our grant requires us to implement substantial reporting, governance and other processes to comply with the grant contract, and we are subject to audits and reviews by government agencies with respect to such compliance. We have limited experience in complying with such government contract requirements, and any compliance failures can result in additional audits, burdensome corrective action plans, and significant penalties, up to and including termination, modification and recovery of the grant by the granting agency. Our first DOE audit was performed in 2011 for the year ended December 31, 2010, and as a result of the audit we were required to implement a corrective action plan with respect to certain administrative requirements. In January 2012, we received notification from the DOE that they would be conducting a follow-on audit to ensure corrective actions had been fully implemented. If the DOE terminates its grant agreement with us, our U.S.-based research and development activities could be impaired, which could harm our business. Furthermore, revenues from our government grants are generally based on hours of work performed by employees assigned to the activities by the grants. To the extent we reduce our headcount, we may not be able to dedicate the same resources to such projects, reducing our government grant revenues.
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
The market price of our common stock has been, and we expect it to continue to be, subject to significant volatility, and, particularly in recent months, it has declined significantly from our initial public offering price. As of May 4, 2012, the reported closing price for our common stock on the NASDAQ Global Select Market was $2.73. Market prices for securities of early stage companies have historically been particularly volatile. Such fluctuations could be in response to, among other things, the factors described in this “Risk Factors” section or elsewhere in this registration statement, or other factors, some of which are beyond our control, such as:

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
In the past, many companies that have experienced volatility and sustained declines in the market price of their stock have become subject to securities class action litigation. We may be the target of this type of litigation in the future. Securities litigation against us could result in substantial costs and divert our management's attention from other business concerns, which could seriously harm our business.
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

As of March 31, 2012, our executive officers, directors, current ten percent or greater stockholders and entities affiliated with them together held approximately 63% (as determined based on public filings with the SEC), and a single stockholder, Total, held approximately 21.2% of our outstanding common stock, respectively. This significant concentration of share ownership may adversely affect the trading price for our common stock because investors often perceive disadvantages in owning stock in companies with controlling stockholders. Also, these stockholders, acting together, will be able to control our management and affairs and matters requiring stockholder approval, including the election of directors and the approval of significant corporate transactions, such as mergers, consolidations or the sale of substantially all of our assets. Consequently, this concentration of ownership may have the effect of delaying or preventing a change of control, including a merger, consolidation or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control, even if that change of control would benefit our other stockholders.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Recent Sales of Unregistered Securities

In February 2012, the Company completed a private placement of 10,160,325 shares of our common stock at a price of $5.78 for aggregate cash proceeds of $58.7 million.

In February 2012, we completed the sale of unsecured senior convertible promissory notes in an aggregate principal amount of $25.0 million pursuant to a Securities Purchase Agreement with certain investment funds affiliated with Fidelity Investments Institutional Services Company, Inc. The offering consisted of the sale of 3% senior unsecured convertible promissory notes with a March 1, 2017 maturity date and a conversion price equal to $7.0682 per share of Common Stock, (an 18.0% premium to market value determined under the governance rules of The NASDAQ Stock Market) subject to adjustment for proportional adjustments to outstanding common stock and anti-dilution provisions in case of dividends and distributions. As of the closing of the offering, the notes were convertible into an aggregate of up to 3,536,968 shares of Common Stock. The conversion price of the Notes is subject to adjustment for proportional adjustments to outstanding common stock and under anti-dilution provisions in case of certain dividends and distributions. The note holders have a right to require repayment of 101% of the principal amount of the notes in an acquisition of Amyris, and the notes provide for payment of unpaid interest on conversion following such an acquisition if the note holders do not require such repayment.  The securities purchase agreement and notes include covenants regarding payment of interest, maintaining our listing status, limitations on debt, maintenance of corporate existence, and filing of SEC reports. The notes include standard events of default resulting in acceleration of indebtedness, including failure to pay, bankruptcy and insolvency, cross-defaults, and breaches of the covenants in the securities purchase agreement and notes, with default interest rates and associated cure periods applicable to the covenant regarding SEC reporting.

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

(c) Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2012 through January 31, 2012	—	—	—	—
February 1, 2012 through February 29, 2012	—	—	—	—
March 1, 2012 through March 31, 2012	53	$3.52	—	—

(1)
Historically under our 2005 Plan, we allowed employees to exercise options prior to vesting. We have the right to repurchase at the original purchase price any unvested (but issued) common shares upon termination of service of an employee. The repurchases reflected in this table constitute repurchases of outstanding unvested shares at the original exercise price from employees who departed during the quarter.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

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

AMYRIS, INC.

Dated:	May 9, 2012	By:	/S/ JOHN G. MELO
John G. Melo President and Chief Executive Officer (Principal Executive Officer)

Dated:	May 9, 2012	By:	/S/ STEVEN R. MILLS
STEVEN R. MILLS Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Index		Previously Filed				Filed Herewith
	Description	Form	File No.	Filing Date	Exhibit

3.01	Restated Certificate of Incorporation	10-Q	001-34885	November 10, 2010	3.01

3.02	Restated Bylaws	10-Q	001-34885	November 10, 2010	3.02

4.01[a]	Securities Purchase Agreement, dated February 22, 2012, among registrant and certain investors listed therein					X

4.02[a]	Agreement, dated February 23, 2012, among registrant, Maxwell (Mauritius) Pte Ltd, Naxyris SA, Biolding Investment SA and Sualk Capital Ltd.					X

4.03	First Amendment to Amended and Restated Investors' Rights Agreement, dated February 23, 2012, among registrant and registrant's security holders listed therein	S-3	333-180005	March 9, 2012	4.06

4.04	Securities Purchase Agreement dated February 24, 2012 among registrant and certain investment funds affiliated with Fidelity Investments Institutional Services Company, Inc. listed therein (the “Purchasers”)	S-3	333-180005	March 9, 2012	4.02

4.05	Form of Unsecured Senior Convertible Promissory Note issued by registrant to the Purchasers in the amounts set forth next to each Purchaser's name on Schedule I of Exhibit 4.04 hereof	S-3	333-180005	March 9, 2012	4.03

4.06	Registration Rights Agreement, dated February 27, 2012, between registrant and registrant's security holders listed therein	S-3	333-180005	March 9, 2012	4.04

10.01	Form of indemnity agreement between registrant and registrant's directors and officers	S-1	333-166135	June 23, 2010	10.01

10.02 [b]	Addendum to the Banking Credit Form, dated February 17, 2012, between Amyris Brasil Ltda. and Banco Pine S.A.					X

10.03[c]	Compensation arrangements between registrant and its executive officers					Xd

10.04[c]	Compensation arrangements between registrant and its non-employee directors					Xe

10.05[c]	Offer letter, dated March 23, 2012, between registrant and Steven R. Mills					X

10.06ab	Agreement for the Supply of Sugarcane Juice and Other Utilities, dated March 18, 2011, between Amyris Brasil Ltda. and Paraíso Bioenergia S.A.	X

31.01	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(c) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.02	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(c) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.01[f]	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

32.02[f]	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101[g]
The following materials from registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations; (ii) the Condensed Consolidated Balance Sheets; (iii) the Condensed Consolidated Statements of Comprehensive Loss; (iv) the Condensed Consolidated Statements of Stockholders' Equity; (v) the Condensed Consolidated Statements of Cash Flows; and (vi) Notes to Unaudited Condensed Consolidated Financial Statements
X

a.	Portions of this exhibit have been omitted pending a determination by the Securities and Exchange Commission as to whether these portions should be granted confidential treatment.

b.
Translation to English from Portuguese in accordance with Rule 12b-12(d) of the regulations promulgated by the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended (the "Exchange Act").

c.	Indicates management contract or compensatory plan or arrangement.

d.	Description contained in Amyris, Inc.'s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 12, 2012 incorporated herein by reference.

e.
Description contained under the heading “Director Compensation” in registrant's definitive proxy materials filed with the Securities and Exchange Commission on April 12, 2012 and incorporated herein by reference.

f.
This certification shall not be deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that Section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended or the Exchange Act.

g.
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