Form 10-Q
period 2012-06-30
AMYRIS, INC.
filed 2012-08-08
CIK 1365916

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012
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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 30, 2012
Common Stock, $0.0001 par value per share	58,739,172 shares

AMYRIS, INC.
QUARTERLY REPORT ON FORM 10-Q
For the Quarterly Period Ended June 30, 2012

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Amyris, Inc.
Condensed Consolidated Balance Sheets
(In Thousands, Except Share and Per Share Amounts)
(Unaudited)

	June 30, 2012	December 31, 2011
Assets
Current assets:
Cash and cash equivalents	$67,064	$95,703
Short-term investments	55	7,889
Accounts receivable, net of allowance of $481 and $245, respectively	3,461	6,936
Inventories, net	8,764	9,070
Prepaid expenses and other current assets	10,086	19,873
Total current assets	89,430	139,471
Property and equipment, net	158,637	128,101
Restricted cash	953	—
Other assets	36,718	43,001
Goodwill and intangible assets	9,345	9,538
Total assets	$295,083	$320,111
Liabilities and Equity
Current liabilities:
Accounts payable	$20,841	$26,379
Deferred revenue	3,019	3,139
Accrued and other current liabilities	25,162	30,982
Capital lease obligation, current portion	2,518	3,717
Debt, current portion	44,755	28,049
Total current liabilities	96,295	92,266
Capital lease obligation, net of current portion	1,743	2,619
Long-term debt, net of current portion	35,698	13,275
Deferred rent, net of current portion	9,264	9,957
Deferred revenue, net of current portion	3,946	4,097
Other liabilities	56,853	37,085
Total liabilities	203,799	159,299
Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock - $0.0001 par value, 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock - $0.0001 par value, 100,000,000 shares authorized as of June 30, 2012 and December 31, 2011; 58,714,122 and 45,933,138 shares issued and outstanding as of June 30, 2012 and December 31, 2011, respectively	6	5
Additional paid-in capital	626,597	548,159
Accumulated other comprehensive loss	(12,028)	(5,924)
Accumulated deficit	(522,542)	(381,188)
Total Amyris, Inc. stockholders’ equity	92,033	161,052
Noncontrolling interest	(749)	(240)
Total stockholders' equity	91,284	160,812
Total liabilities and stockholders' equity	$295,083	$320,111
See the accompanying notes to the unaudited condensed consolidated financial statements.
Amyris, Inc.
Condensed Consolidated Statements of Operations
(In Thousands, Except Share and Per Share Amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenues
Product sales	$15,580	$27,816	$41,887	$61,836
Grants and collaborations revenue	3,683	4,186	6,845	7,340
Total revenues	19,263	32,002	48,732	69,176
Costs and operating expenses
Cost of products sold	23,636	29,136	67,447	63,518
Loss on purchase commitments and write off of production assets	—	—	36,652	—
Research and development	18,500	23,446	39,844	43,181
Sales, general and administrative	22,231	22,249	43,946	38,227
Total costs and operating expenses	64,367	74,831	187,889	144,926
Loss from operations	(45,104)	(42,829)	(139,157)	(75,750)
Other income (expense):
Interest income	503	341	1,109	641
Interest expense	(1,260)	(304)	(2,314)	(881)
Other expense, net	(1,025)	(201)	(1,176)	(150)
Total other expense	(1,782)	(164)	(2,381)	(390)
Loss before income taxes	(46,886)	(42,993)	(141,538)	(76,140)
Benefit from (provision for) income taxes	(249)	175	(493)	175
Net loss	$(47,135)	$(42,818)	$(142,031)	$(75,965)
Net loss attributable to noncontrolling interest	329	203	677	213
Net loss attributable to Amyris, Inc. common stockholders	$(46,806)	$(42,615)	$(141,354)	$(75,752)
Net loss per share attributable to common stockholders, basic and diluted	$(0.81)	$(0.95)	$(2.63)	$(1.71)
Weighted-average shares of common stock outstanding used in computing net loss per share of common stock, basic and diluted	57,442,834	44,626,721	53,828,541	44,239,104

See the accompanying notes to the unaudited condensed consolidated financial statements.

Amyris, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(In Thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Comprehensive loss:
Net loss	$(47,135)	$(42,818)	$(142,031)	$(75,965)
Change in unrealized loss on investments	—	(10)	—	(5)
Foreign currency translation adjustment, net of tax	(7,407)	1,784	(5,936)	2,324
Total comprehensive loss	(54,542)	(41,044)	(147,967)	(73,646)
Loss attributable to noncontrolling interest	329	203	677	213
Foreign currency translation adjustment attributable to noncontrolling interest	(81)	—	(168)	—
Comprehensive loss attributable to Amyris, Inc.	$(54,294)	$(40,841)	$(147,458)	$(73,433)

See the accompanying notes to the unaudited condensed consolidated financial statements.

Amyris, Inc.
Condensed Consolidated Statements of Stockholders' Equity
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total Equity
(In Thousands, Except Share and Per Share Amounts)	Shares	Amount
December 31, 2011	45,933,138	$5	$548,159	$(381,188)	$(5,924)	$(240)	$160,812
Issuance of common stock upon exercise of stock options, net of restricted stock	608,430	—	1,102	—	—	—	1,102
Issuance of common stock in a private placement, net of issuance cost of $334	11,896,425	1	62,489	—	—	—	62,490
Restricted stock units settlement, net of tax withholdings	281,584	—	(588)	—	—	—	(588)
Repurchase of common stock	(53)	—	—	—	—	—	—
Recovery of shares from Draths escrow	(5,402)	—	—	—	—	—	—
Stock-based compensation	—	—	15,435	—	—	—	15,435
Foreign currency translation adjustment, net of tax	—	—	—	—	(6,104)	168	(5,936)
Net loss	—	—	—	(141,354)	—	(677)	(142,031)
June 30, 2012	58,714,122	$6	$626,597	$(522,542)	$(12,028)	$(749)	$91,284
See the accompanying notes to the unaudited condensed consolidated financial statements.
Amyris, Inc.
Condensed Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	Six Months Ended June 30,
	2012	2011
Operating activities
Net loss	$(142,031)	$(75,965)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	7,507	4,831
Loss on disposal of property and equipment	181	—
Stock-based compensation	15,435	11,963
Amortization of premium on investments	—	630
Provision for doubtful accounts	236	—
Loss on purchase commitments and write off of production assets	36,652	—
Change in fair value of derivative instruments	1,215	—
Other noncash expenses	185	(102)
Changes in assets and liabilities:
Accounts receivable	3,221	(752)
Inventories, net	130	(2,839)
Prepaid expenses and other assets	(3,168)	(187)
Accounts payable	(9,074)	6,053
Accrued and other liabilities	(1,220)	9,249
Deferred revenue	(271)	(256)
Deferred rent	(608)	(469)
Net cash used in operating activities	(91,610)	(47,844)
Investing activities
Purchase of short-term investments	(8,239)	(16,590)
Maturities of short-term investments	—	97,000
Sales of short-term investments	16,449	—
Change in restricted cash	(953)	—
Acquisition of cash in noncontrolling interest	—	344
Purchase of property and equipment, net of disposals	(43,277)	(30,431)
Deposits on property and equipment	(2,088)	(48)
Net cash provided by (used in) investing activities	(38,108)	50,275
Financing activities
Proceeds from issuance of common stock, net of repurchases	487	4,284
Proceeds from issuance of common stock in private placements, net of issuance cost	62,582	—
Principal payments on capital leases	(2,076)	(1,387)
Proceeds from debt issued	50,656	7,653
Principal payments on debt	(9,458)	(3,660)
Initial public offering costs	—	(496)
Net cash provided by financing activities	102,191	6,394
Effect of exchange rate changes on cash and cash equivalents	(1,112)	284
Net increase (decrease) in cash and cash equivalents	(28,639)	9,109
Cash and cash equivalents at beginning of period	95,703	143,060
Cash and cash equivalents at end of period	$67,064	$152,169
Amyris, Inc.
Condensed Consolidated Statements of Cash Flows—(Continued)
(In Thousands)
(Unaudited)

	Six Months Ended June 30,
	2012	2011
Supplemental disclosures of cash flow information:
Cash paid for interest	$1,760	$835
Supplemental disclosures of noncash investing and financing activities:
Acquisitions of assets under accounts payable and accrued liabilities	$5,096	$6,190
Change in unrealized gain (loss) on investments	$—	$(5)
Change in unrealized gain (loss) on foreign currency	$(5,511)	$(2,100)
Accrued offering cost of common stock in private placement	$92	$—
Accrued issuance cost of convertible notes	$40	$—
Receivable from stock option exercises	$—	$17
Issuance of common stock upon exercise of warrants	$—	$3,554
Long term deposits used for purchase of property and equipment	$11,052	$—

See the accompanying notes to the unaudited condensed consolidated financial statements.

Amyris, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

1. The Company

Amyris, Inc. (the “Company”) was incorporated in California on July 17, 2003 and reincorporated in Delaware on June 10, 2010 for the purpose of leveraging breakthroughs in synthetic biology to develop and provide renewable compounds for a variety of markets. The Company is currently building and applying its industrial synthetic biology platform to provide alternatives to select petroleum-sourced products used in specialty chemical and transportation fuel markets worldwide. The Company’s first commercialization efforts have been focused on a renewable hydrocarbon molecule called farnesene (Biofene®), which forms the basis for a wide range of products varying from specialty chemical applications to transportation fuels, such as diesel. While the Company’s platform is able to use a wide variety of feedstocks, the Company focused initially on Brazilian sugarcane. The Company has secured access to this and other feedstock to expand its production capacity working with existing sugar and ethanol mill owners to build new, adjacent bolt-on facilities at their existing mills. In addition, the Company has entered into various contract manufacturing agreements to support commercial production. The Company has established two principal operating subsidiaries, Amyris Brasil Ltda. (formerly Amyris Brasil S.A., “Amyris Brasil”) for production in Brazil, and Amyris Fuels, LLC ("Amyris Fuels") for ethanol and gasoline distribution capabilities in the U.S.

On September 30, 2010, the Company closed its initial public offering (“IPO”) of 5,300,000 shares of common stock. Upon the closing of the IPO, the Company’s outstanding shares of convertible preferred stock were automatically converted into 31,550,277 shares of common stock, the outstanding convertible preferred stock warrants were automatically converted into common stock warrants to purchase a total of 195,604 shares of common stock, and shares of Amyris Brasil held by third party investors were automatically converted into 861,155 shares of the Company’s common stock.

The Company has incurred significant losses since its inception. As of June 30, 2012, the Company had an accumulated deficit of $522.5 million and management believes that it will continue to incur losses and net cash outflows for the foreseeable future.
The Company's strategy is to focus on direct commercialization of higher-value, lower-volume markets while moving lower-margin, higher-volume commodity products into joint venture arrangements with established industry partners. To commercialize its products, the Company must be successful in using its technology to manufacture its products at commercial scale and on an economically viable basis. The Company is building its experience producing renewable products at commercial scale. The Company's prospects are subject to risks, expenses and uncertainties frequently encountered by companies in this stage of development. These risks include, but are not limited to, the Company's ability to finance its operations, its ability to achieve substantially higher production efficiencies than it has to date, timely completion of the construction and the commencement of operations at its production facilities, and its ability to secure additional collaborations and establish joint ventures on acceptable terms.

The Company expects to fund its operations for the foreseeable future with cash and investments currently on hand, with cash inflows from collaboration and grant funding, cash contributions from product sales, and with new debt and equity financing to provide additional working capital and to cover portions of its capital expenditures. In February 2012, the Company completed a private placement of 10.2 million shares of common stock for total proceeds of $58.7 million and raised $25.0 million through convertible promissory notes. In May 2012, the Company completed a private placement of 1.7 million shares of common stock for aggregate proceeds of $4.1 million. The Company believes that, in order to fund our operations and other capital expenditures for the next twelve months, in addition to its existing cash, cash equivalents and short-term investments at June 30, 2012, cash inflows from existing collaboration, grants and product sales, and reductions in cash outflows as a result of planned actions, it will be required to raise additional funds.

The Company's anticipated working capital needs and its planned operating and capital expenditures for the remainder of 2012 and for 2013 will require significant inflows of cash from various financing sources, including credit facilities and similar sources of indebtedness, as well as funding from collaboration partners, some of which are not yet subject to definitive agreements or have not committed to funding arrangements. To the extent that additional capital is raised through the sale of equity or convertible debt securities, the issuance of such securities could result in ownership dilution to existing stockholders and the Company may be subject to restrictive covenants that limit the Company's ability to conduct its business.

Beginning in March 2012, the Company initiated a plan to shift a portion of its production capacity from contract manufacturing facilities to a Company-owned plant that is currently under construction. As a result, the Company evaluated its contract manufacturing agreements and recorded a loss of $31.2 million related to the write-off of $10.0 million in facility modification costs and recognition of $21.2 million of fixed purchase commitments in the three months ended March 31, 2012. The Company computed the loss on facility modification costs and fixed purchase commitments using the same lower of cost or market approach that is used to value inventory. The computation of the loss on firm purchase commitments is subject to several estimates, including the cost to complete and the ultimate selling price of any Company products manufactured at the relevant production facilities, and is therefore inherently uncertain. The Company also recorded losses on write off of production assets of $5.5 million related to Amyris-owned equipment at contract manufacturing facilities in the three months ended March 31, 2012.

Nearly all of the Company's revenues to date have come from the sale of ethanol and reformulated ethanol-blended gasoline by Amyris Fuels, with substantially all of the remaining revenues coming from collaborations and government grants. The Company currently expects to transition out of the Amyris Fuels business during 2012 which will result in the loss of all future Amyris Fuels revenues. The Company does not expect to be able to replace the revenues lost in the near term as a result of this transition, particularly in 2012 and 2013 while it continues its efforts to establish a renewable products business.

Failure to significantly reduce losses and cash outflows from operations, and to raise additional capital, could have a material adverse effect on the Company's ability to achieve its intended business objectives. If this happens, the Company may be forced to curtail or cease operations and delay or terminate research and development programs or the commercialization of products resulting from its technologies. The Company may be unable to finalize or proceed with construction of certain planned production facilities, enter into definitive agreements for supply of feedstock and associated production arrangements that are currently subject to letters of intent, commercialize its products within the timeline it expects, or otherwise continue its business as currently contemplated.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist primarily of cash and cash equivalents and accounts receivable. The Company places its cash equivalents and investments with high credit quality financial institutions and, by policy, limits the amount of credit exposure with any one financial institution. Deposits held with banks may exceed the amount of insurance provided on such deposits. The Company has not experienced any losses on its deposits of cash and cash equivalents and short-term investments.

The Company performs ongoing credit evaluation of its customers, does not require collateral, and maintains allowances for potential credit losses on customer accounts when deemed necessary.

Customers representing 10% or greater of accounts receivable were as follows:

Customers	June 30, 2012	December 31, 2011
Customer A	*	20%
Customer B	33%	**
Customer C	14%	**
Customer D	14%	**
Customer E	**	10%
Customer F	21%	**

* No outstanding balance
** Less than 10%

Customers representing 10% or greater of revenues were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Customers	2012	2011	2012	2011
Customer A	13%	**	19%	**
Customer G	*	15%	**	24%
Customer H	**	**	11%	**
Customer I	*	13%	*	**

 * Not a current customer
** Less than 10%

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

Investments

Investments with original maturities greater than 90 days that mature less than one year from the consolidated balance sheet date are classified as short-term investments. The Company classifies investments as short-term or long-term based upon whether such assets are reasonably expected to be realized in cash or sold or consumed during the normal cycle of business. The Company invests its excess cash balances primarily in certificates of deposit, short-term investment grade commercial paper and corporate bonds, and U.S. Government agency securities and notes. Certificates of deposits that have maturities greater than 90 days that mature less than one year from the consolidated balance sheet date are classified as short term investments. The Company classifies all of its investments as available-for-sale and records such assets at estimated fair value in the consolidated balance sheets, with unrealized gains and losses, if any, reported as a component of accumulated other comprehensive income (loss) in stockholders’ equity. Debt securities are adjusted for amortization of premiums and accretion of discounts and such amortization and accretion are reported as a component of interest income. Realized gains and losses and declines in value that are considered to be other than temporary are recognized in the statements of operations. The cost of securities sold is determined on the specific identification method. There were no significant realized gains or losses from sales of debt securities during the six months ended June 30, 2012 and 2011. As of June 30, 2012 and December 31, 2011, the Company did not have any other-than-temporary declines in the fair value of its debt securities.

Restricted Cash

Cash accounts that are restricted to withdrawal or usage are presented as restricted cash. As of June 30, 2012 and December 31, 2011, the Company had $953,000 and zero, respectively, of restricted cash held by a bank in a certificate of deposit as collateral under a facility lease.

Inventories

Inventories, which consist of farnesene-derived products, as well as ethanol and reformulated ethanol-blended gasoline, are stated at the lower of cost or market and categorized as finished goods, work-in-process or raw material inventories. The Company evaluates the recoverability of its inventories based on assumptions about expected demand and net realizable value. If the Company determines that the cost of inventories exceeds its estimated net realizable value, the Company records a write-down equal to the difference between the cost of inventories and the estimated net realizable value. If actual net realizable values are less favorable than those projected by management, additional inventory write-downs may be required that could negatively impact the Company's operating results. If actual net realizable values are more favorable, the Company may have favorable operating results when products that have been previously written down are sold in the normal course of business. The Company also evaluates the terms of its agreements with its suppliers and establishes accruals for estimated losses on adverse purchase commitments as necessary, applying the same lower of cost or market approach that is used to value inventory. Cost is computed on a first-in, first-out basis. Inventory costs include transportation costs incurred in bringing the inventory to its existing location.

Derivative Instruments

The Company makes limited use of derivative instruments, which include (i) futures positions on the New York Mercantile Exchange and the CME/Chicago Board of Trade to mitigate the risks related to the price volatility of ethanol and reformulated ethanol-blended gasoline and (ii) currency interest rate swap agreements to manage the Company's exposure to foreign currency exchange rate fluctuations and interest rate fluctuations related to the Company's Banco Pine S.A. loan (discussed below under Note 6). The Company does not engage in speculative derivative activities, and the purpose of its activity in derivative commodity instruments is to manage the financial risk posed by physical transactions and inventory. Changes in the fair value of the derivative contracts are recognized currently in the consolidated statements of operations.

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

As of June 30, 2012 and December 31, 2011, the Company had asset retirement obligations of $1.1 million and $1.1 million, respectively. The related leasehold improvements are being amortized to depreciation expense over the term of the lease or the useful life of the assets, whichever is shorter. Related amortization expense was $60,000 and $87,000 for the three months ended June 30, 2012 and 2011, respectively, and $128,000 and $132,000 for six months ended June 30, 2012 and 2011, respectively.

The change in the asset retirement obligation is summarized below (in thousands):

Balance at December 31, 2011	$1,129
Additions	—
Foreign currency impacts and other adjustments	(86)
Accretion expenses recorded during the period	62
Balance at June 30, 2012	$1,105

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

Computers and software includes internal-use software that is acquired, internally developed or modified to meet the Company’s internal needs. Amortization commences when the software is ready for its intended use and the amortization period is the estimated useful life of the software, generally three to five years. Capitalized costs primarily include contract labor and payroll costs of the individuals dedicated to the development of internal-use software. Capitalized software additions totaled approximately $428,000 and $1.0 million for the six months ended June 30, 2012 and 2011, respectively, related to software development costs pertaining to the installation of a new financial reporting system. For the six months ended June 30, 2012 and 2011, $263,000 and $204,000, respectively, of amortization expense was recorded and as of June 30, 2012 and December 31, 2011, the total unamortized cost of capitalized software was $2.9 million and $2.8 million, respectively.

Impairment of Long-Lived Assets

Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable or the estimated useful life is no longer appropriate. If indicators of impairment exist and the undiscounted projected cash flows associated with such assets are less than the carrying amount of the asset, an impairment loss is recorded to write the assets down to their estimated fair values. Fair value is estimated based on discounted future cash flows. The Company recorded losses on write off of production assets of $5.5 million and zero during the six months ended June 30, 2012 and 2011, respectively.

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

The Company evaluates its intangible assets with finite lives for indications of impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Intangible assets consist of purchased licenses and permits and are amortized on a straight-line basis over their estimated useful lives. Factors that could trigger an impairment review include significant under-performance relative to historical or projected future operating results, significant changes in the manner of use of the acquired assets or the strategy for overall business or significant negative industry or economic trends. If this evaluation indicates that the value of the intangible asset may be impaired, the Company makes an assessment of the recoverability of the net carrying value of the asset over its remaining useful life. If this assessment indicates that the intangible asset is not recoverable, based on the estimated undiscounted future cash flows of the technology over the remaining amortization period, the Company will reduce the net carrying value of the related intangible asset to fair value and may adjust the remaining amortization period. Any such impairment charge could be significant and could have a material adverse effect on the Company's reported financial results. The Company has not recognized any impairment charges on intangible assets through June 30, 2012.

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

Revenue Recognition

The Company recognizes revenue from the sale of ethanol, reformulated ethanol-blended gasoline, farnesene-derived products, delivery of research and development services, and governmental grants. Revenue is recognized when all of the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the fee is fixed or determinable, and collectability is reasonably assured.

If sales arrangements contain multiple elements, the Company evaluates whether the components of each arrangement represent separate units of accounting. To date the Company has determined that all revenue arrangements should be accounted for as a single unit of accounting.

Product Sales

The Company sells ethanol and reformulated ethanol-blended gasoline under short-term agreements at prevailing market prices. Ethanol and reformulated ethanol-blended gasoline sales consists of sales to customers through purchases from third-party suppliers in which the Company takes physical control of the ethanol and reformulated ethanol-blended gasoline and accepts risk of loss. Starting in the second quarter of 2011, the Company began to sell farnesene-derived products, which are procured from contracted third parties. Our renewable product sales do not include rights of return. Returns are only accepted if the product does not meet product specifications and such nonconformity is communicated to the Company within a set number of days of delivery. Commencing April 1, 2012, the Company began offering a two year standard warranty provision for squalane products sold after March 31, 2012 if the products do not meet Company-established criteria as set forth in the Company's trade terms. The Company based its return reserve on a combination of historical rate of return for the Company's squalane products and historical returns for companies in the cosmetics industry since the Company did not have a full two years of historical return data. Revenues are recognized, net of discounts and allowances, once passage of title and risk of loss has occurred and contractually specified acceptance criteria have been met, provided all other revenue recognition criteria have also been met.

Grants and Collaborative Revenue

Revenue from collaborative research services is recognized as the services are performed consistent with the performance requirements of the contract. In cases where the planned levels of research services fluctuate over the research term, the Company recognizes revenue using the proportionate performance method based upon actual efforts to date relative to the amount of expected effort to be incurred by the Company. When up-front payments are received and the planned levels of research services do not fluctuate over the research term, revenue is recorded on a ratable basis over the arrangement term, up to the amount of cash received. When up-front payments are received and the planned levels of research services fluctuate over the research term, revenue is recorded using the proportionate performance method, up to the amount of cash received. Where arrangements include milestones that are determined to be substantive and at risk at the inception of the arrangement, revenue is recognized upon achievement of the milestone and is limited to those amounts whereby collectibility is reasonably assured.

Government grants are agreements that generally provide cost reimbursement for certain types of expenditures in return for research and development activities over a contractually defined period. Revenues from government grants are recognized in the period during which the related costs are incurred, provided that the conditions under which the government grants were provided have been met and only perfunctory obligations are outstanding. Under the Defense Advanced Research Projects Agency (DARPA) contract signed in June 2012 the Company will receive funding based on achievement of program milestones and accordingly the Company will recognize revenue based on achievement of the milestones.

Cost of Products Sold

Cost of products sold consists primarily of cost of purchased ethanol and reformulated ethanol-blended gasoline, terminal fees paid for storage and handling, transportation costs between terminals and changes in the fair value of derivative commodity instruments. Starting in the second quarter of 2011, cost of products sold also includes production costs of farnesene-derived products, which include cost of raw materials, amounts paid to contract manufacturers and period costs including inventory write-downs resulting from applying lower-of-cost-or-market inventory rules. Cost of farnesene-derived products sold also includes some costs related to the scale-up in production of such products.

Shipping and handling costs charged to customers are recorded as revenues. Shipping costs are included in cost of products sold. Such charges were not significant in any of the periods presented.

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

Comprehensive Income (Loss)

Comprehensive income (loss) represents all changes in stockholders’ equity except those resulting from investments or contributions by stockholders. The Company’s unrealized gains and losses on available-for-sale securities and foreign currency translation adjustments represent the components of comprehensive income (loss) excluded from the Company’s net loss and have been disclosed in the consolidated statements of comprehensive loss for all periods presented.

The components of accumulated other comprehensive loss are as follows (in thousands):

	June 30, 2012	December 31, 2011
Foreign currency translation adjustment, net of tax	$(12,028)	$(5,924)
Total accumulated other comprehensive loss	$(12,028)	$(5,924)

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

The following table presents the calculation of basic and diluted net loss per share of common stock attributable to Amyris, Inc. common stockholders (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Numerator:
Net loss attributable to Amyris, Inc. common stockholders	$(46,806)	$(42,615)	$(141,354)	$(75,752)
Denominator:
Weighted-average shares of common stock outstanding used in computing net loss per share of common stock, basic and diluted	57,442,834	44,626,721	53,828,541	44,239,104
Net loss per share attributable to common stockholders, basic and diluted	$(0.81)	$(0.95)	$(2.63)	$(1.71)

The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share of common stock for the periods presented because including them would have been antidilutive:

	Six Months Ended June 30,
	2012	2011
Period-end stock options to purchase common stock	9,190,218	8,484,868
Convertible promissory notes	3,536,968	—
Period-end common stock subject to repurchase	793	16,402
Period-end common stock warrants	23,339	5,136
Period-end restricted stock units	1,657,231	351,334
Total	14,408,549	8,857,740

______________
The common stock warrants at June 30, 2012 includes 21,087 warrants issued in 2011 and 2,252 common stock warrants converted from preferred stock warrants computed on an as converted basis using the conversion ratios in effect as of September 30, 2010, the date of the IPO closing.

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

In July 2012, the FASB issued an amended accounting standards update to simplify how entities test indefinite-lived intangible assets for impairment which improve consistency in impairment testing requirements among long-lived asset categories. The amended guidance permits an assessment of qualitative factors to determine whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying value. For assets in which this assessment concludes it is more likely than not that the fair value is more than its carrying value, these amended guidance eliminates the requirement to perform quantitative impairment testing as outlined in the previously issued standards. These amended guidance is effective beginning in the fourth quarter of 2012; however, early adoption is permitted. The Company does not expect this amended guidance to have an impact on the Company's financial results.

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

As of June 30, 2012, the Company’s financial assets and financial liabilities are presented below at fair value and classification within the fair value hierarchy as follows (in thousands):

	Level 1	Level 2	Level 3	Balance as of June 30, 2012
Financial Assets
Money market funds	$17,697	$—	$—	$17,697
Certificates of deposit	33,824	—	—	33,824
Derivative asset	60	—	—	60
Total financial assets	$51,581	$—	$—	$51,581
Financial Liabilities
Notes payable	$—	$1,868	$—	$1,868
Loans payable	—	43,054	—	43,054
Credit facilities	—	10,175	—	10,175
Convertible notes	—	—	22,981	22,981
Derivative liabilities, net	—	1,215	—	1,215
Total financial liabilities	$—	$56,312	$22,981	$79,293

The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires management to make judgments and consider factors specific to the asset or liability. The fair values of money market funds are based on fair values of identical assets. The fair values of the notes payable, loan payable, convertible notes, credit facility and currency interest rate swaps are based on the present value of expected future cash flows and assumptions about current interest rates and the creditworthiness of the Company. Market risk associated with our fixed and variable rate long-term debt relates to the potential reduction in fair value and negative impact to future earnings, respectively, from an increase in interest rates.

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

Derivative Instruments

The Company’s derivative instruments included Chicago Board of Trade (CBOT) ethanol futures and Reformulated Blendstock for Oxygenate Blending (RBOB) gasoline futures. All derivative commodity instruments were recorded at fair value on the consolidated balance sheets. None of the Company’s derivative instruments were designated as a hedging instrument. Changes in the fair value of these non-designated hedging instruments were recognized in cost of products sold in the consolidated statements of operations.

In June 2012, the Company entered into a loan agreement with Banco Pine S.A. under which the bank provided the Company with a short term loan of R$52.0 million (approximately $25.7 million based on the exchange rate as of June 30, 2012) (the “Bridge Loan”). At the time of the Bridge Loan, the Company also entered into a currency interest rate swap arrangement with Banco Pine with respect to the repayment of R$22.0 million (approximately US$10.9 million based on the exchange rate of as of June 30, 2012). The swap arrangement exchanges the principal and interest payments under the Bridge Loan for alternative principal and interest payments that are subject to adjustment based on fluctuations in the foreign exchange rate between the U.S. dollar and Brazilian real. The swap has a fixed interest rate of 3.94%. Changes in the fair value of the swap are recognized in other income (expense) in the consolidated statements of operations.

Derivative instruments measured at fair value as of June 30, 2012 and December 31, 2011, and their classification on the consolidated balance sheets and consolidated statements of operations, are presented in the following tables (in thousands except contract amounts)

	Asset/Liability as of
	June 30, 2012		December 31, 2011
Type of Derivative Contract	Quantity of Short Contracts	Fair Value	Quantity of Short Contracts	Fair Value
Regulated fixed price futures contracts, included as liability in accounts payable	8	$60	22	$18
Currency interest rate swap, included as net liability in other long term liability	1	$1,215	—	$—

Type of Derivative Contract	Income Statement Classification	Three Months Ended June 30,		Six Months Ended June 30,
		2012	2011	2012	2011
		Gain (Loss) Recognized		Gain (Loss) Recognized
Regulated fixed price futures contracts	Cost of products sold	$462	$(878)	$(258)	$(2,728)
Currency interest rate swap	Other income (expense), net	$(1,215)	$—	$(1,215)	$—

4. Balance Sheet Components

Investments

The following table summarizes the Company’s investments as of June 30, 2012 (in thousands):

	June 30, 2012
	Amortized Cost	Unrealized Gain (Loss)	Fair Value
Short-Term Investments
Certificates of Deposit	$55	$—	$55
Total short-term investments	$55	$—	$55

The following table summarizes the Company’s investments as of December 31, 2011 (in thousands):

	December 31, 2011
	Amortized Cost	Unrealized Gain (Loss)	Fair Value
Short-Term Investments
Certificates of Deposit	$7,889	$—	$7,889
Total short-term investments	$7,889	$—	$7,889

Inventories, net

Inventories, net, is comprised of the following (in thousands):

	June 30, 2012	December 31, 2011
Raw materials	$1,576	$2,191
Work-in-process	4,103	1,237
Finished goods	3,085	5,642
Inventories, net	$8,764	$9,070

Prepaid and Other Current Assets

Prepaid and other current assets is comprised of the following (in thousands):

	June 30, 2012	December 31, 2011
Advances to contract manufacturers(1)	$845	$10,748
Manufacturing catalysts	3,038	3,929
Recoverable VAT and other taxes	3,773	2,193
Other	2,430	3,003
Prepaid and other current assets	$10,086	$19,873

(1)
At June 30, 2012 and December 31, 2011, this amount includes $780,000 and $748,000, respectively, of the current unamortized portion of equipment costs funded by the Company to a contract manufacturer. The related amortization is being offset against purchases of inventory.

Property and Equipment, net

Property and equipment, net is comprised of the following (in thousands):

	June 30, 2012	December 31, 2011
Leasehold improvements	$39,800	$40,011
Machinery and equipment	60,255	59,657
Computers and software	6,708	6,491
Furniture and office equipment	2,342	2,223
Vehicles	557	596
Construction in progress	86,104	45,318
	$195,766	$154,296
Less: accumulated depreciation and amortization	(37,129)	(26,195)
Property and equipment, net	$158,637	$128,101

Property and equipment includes $12.3 million and $13.7 million of machinery and equipment and furniture and office equipment under capital leases as of June 30, 2012 and December 31, 2011, respectively. Accumulated amortization of assets under capital leases totaled $5.2 million and $4.7 million as of June 30, 2012 and December 31, 2011, respectively.

Depreciation and amortization expense, including amortization of assets under capital leases, was $3.7 million and $2.4 million for the three months ended June 30, 2012 and 2011, respectively and was $7.3 million and $4.5 million for the six months ended June 30, 2012 and 2011.

Other Assets

Other assets are comprised of the following (in thousands):

	June 30, 2012	December 31, 2011
Deferred charge asset(1)	$14,386	$18,792
Deposits on property and equipment, including taxes	5,762	17,455
Advances to contract manufacturers, net of current portion (2)	2,600	2,866
Recoverable taxes on purchased property and equipment and inventories	11,810	2,075
Other	2,160	1,813
Total other assets	$36,718	$43,001
______________

(1)	The deferred charge asset relates to the collaboration agreement between the Company and Total (see Note 9).

(2)	At June 30, 2012 and December 31, 2011, the amount of $2.6 million and $2.9 million, respectively, relates to the non-

current unamortized portion of equipment costs funded by the Company to a contract manufacturer. The related amortization is being offset against purchases of inventory.

Accrued and Other Current Liabilities

Accrued and other current liabilities are comprised of the following (in thousands):

	June 30, 2012	December 31, 2011
Professional services	$2,933	$4,384
Accrued vacation	2,600	2,761
Payroll and related expenses	5,913	6,343
Construction in progress	942	4,992
Tax-related liabilities	832	2,180
Deferred rent, current portion	1,359	1,274
Contractual obligations to contract manufacturers	8,331	—
Customer advances	671	3,667
Refundable exercise price on early exercise of stock options	3	30
Other	1,578	5,351
Total accrued and other current liabilities	$25,162	$30,982

Other Liabilities

Other liabilities are comprised of the following (in thousands):

	June 30, 2012	December 31, 2011
Contingently repayable advance from related party collaborator(1)	$46,464	$31,922
Bonus payable to contract manufacturer, non-current	—	2,500
Contractual obligations to contract manufacturers, non-current	6,009	—
Fair market value of swap obligations	1,215	—
Asset retirement obligations	1,105	1,129
Other	2,060	1,534
Total other liabilities	$56,853	$37,085
______________

(1)	The contingently repayable advance from related party collaborator relates to the collaboration agreement between the Company and Total.

In November 2011, the Company and Total Gas & Power USA SAS (“Total”) entered into an amendment of their Technology License, Development, Research and Collaboration Agreement (the "Amendment”). The Amendment provided for an exclusive strategic collaboration for the development of renewable diesel products and contemplated that the parties would establish a joint venture (the “JV”) for the production and commercialization of such renewable diesel products on an exclusive, worldwide basis. In addition, the Amendment contemplated providing the JV with the right to produce and commercialize certain other chemical products on a non-exclusive basis. The amendment further provided that definitive agreements to form the JV had to be in place by March 31, 2012 or other date as agreed to by the parties or the renewable diesel program, including any further collaboration payments by Total related to the renewable diesel program, would terminate. In the second quarter of 2012, the parties extended the deadline to June 30, 2012, and, through June 30, 2012 the parties were engaged in discussions regarding the structure of future payments related to the program.

Pursuant to the Amendment, Total agreed to fund the following amounts: (i) the first $30.0 million in research and development costs related to the renewable diesel program which have been incurred since August 1, 2011, which amount would be in addition to the $50.0 million in research and development funding contemplated by the Collaboration Agreement, and (ii) for any research and development costs incurred following the JV formation date that were not covered by the initial $30.0 million, an additional $10.0 million in 2012 and up to an additional $10.0 million in 2013, which amounts would be considered part of the $50.0 million contemplated by the Collaboration Agreement. In addition to these payments, Total further agreed to fund 50% of all remaining research and development costs for the renewable diesel program under the Amendment.

Under the amendment,Total had an option for a period of 90 days, following the completion of the renewable diesel program on December 31, 2013 (or any other date as determined by the management committee to achieve the end-project milestone), to notify the Company that it did not wish to pursue production or commercialization of renewable diesel under the Amendment. If Total exercised this right, all of Total's intellectual property rights that were developed during the renewable diesel program would terminate and would be assigned to the Company, and the Company would be obligated to pay Total specified royalties based on the Company's net income in consideration of the benefits the Company derived from the technology and intellectual property developed during the renewable diesel development project. Such royalty payments would commence on the royalty notification date and end on the date when the Company had paid Total an aggregate amount equal to $150.0 million. Such royalty payments would be equal to (20%) of Company and Company-affiliate (i) net income on a yearly basis derived from licenses or sales of intellectual property developed under the collaboration other than to the extent such licenses or sales relate to the use of such intellectual property for the non-exclusive JV products, and (ii) net income of the Company on a consolidated basis other than that derived from the jet fuel development program with Total or from the non-exclusive JV products.

In addition, under the Amendment, if the Company sold all or substantially all of its renewable diesel business prior to the time the aggregate royalty amount has been paid, the Company would be required to pay Total fifty percent (50%) of the net proceeds from such sale up to the then-remaining unpaid amount of the aggregate royalty amount. Net income was to be calculated in accordance with generally accepted accounting principles consistently applied by the Company and in the event that the foregoing net income were negative for a given fiscal quarter, the Company would not be required to pay any royalty for such fiscal quarter). Beginning on the sixth year from the royalty notification date, the aforementioned royalty would be additionally derived from the non-exclusive JV products.

The Company concluded that there was a significant amount of risk associated with the development of these products and therefore the arrangement is within the scope of ASC 730-20 Research and Development. The Company also determined with respect to the Amendment as of June 30, 2012, that until Total exercised its royalty option, it would be uncertain that financial risk involved with research and development was transferred from the Company to Total. Accordingly, the funds received from Total for the diesel product R&D activities were recorded as a contingently repayable advance from the collaborator as part of other liabilities as of June 30, 2012 and December 31, 2011. Depending on the resolution of Total's royalty option contingency, the Company will record this arrangement as a contract to perform research and development services or as an obligation to repay the funds.

In July 2012, the Company entered into the following additional agreements with Total including: (i) Master Framework Agreement, (ii) Second Amendment to the Technology License, Development, Research and Collaboration Agreement, (iii) Securities Purchase Agreement, (iv) Registration Rights Agreement (see Note 17).

5. Commitments and Contingencies

Capital Leases

In March 2008, the Company executed an equipment financing agreement intended to cover certain qualifying research and laboratory hardware and software. In January 2009, the agreement was amended to increase the financing amount. During the years ended December 31, 2011, 2010, and 2009, the Company financed certain purchases of hardware equipment and software of approximately zero, $1.4 million and $4.8 million, respectively. Pursuant to the equipment financing agreement, the Company financed the equipment with the transactions representing capital leases. Accordingly, fixed assets and capital lease liabilities were recorded at the present values of the future lease payments of $1.6 million and $3.1 million at June 30, 2012 and December 31, 2011, respectively. The incremental borrowing rates used to determine the present values of the future lease payments was 9.5%. The capital lease obligations expire at various dates, with the latest maturity in March 2013. In connection with the agreement entered into in 2008, the Company issued a warrant to purchase shares of the Company's convertible preferred stock (see Note 11).

In December 2011, the Company executed an equipment financing agreement intended to cover certain qualifying research and laboratory hardware. During the year ended December 31, 2011, the Company financed certain purchases of hardware equipment of $3.0 million. Pursuant to the equipment financing agreement, the Company financed the equipment with transactions representing capital leases. This sale/leaseback transaction resulted in a $1.3 million unrealized loss which is being amortized over the life of the assets under lease. Accordingly, the Company recorded a capital lease liability at the present value of the future lease payments of $2.7 million at June 30, 2012 and $3.4 million at December 31, 2011 The incremental borrowing rate used to determine the present values of the future lease payments was 6.5%. The lease obligations expire on January 1, 2015. In connection with the equipment financing transaction, the Company issued a warrant to purchase shares of the Company's common stock (see

Note 11). Future minimum payments under this sales/leaseback agreement as of June 30, 2012 are as follows (in thousands):

Years ending December 31:	Sale/Leaseback
2012 (Six Months)	$549
2013	1,098
2014	1,007
2015	289
2016	—
Thereafter	—
Total future minimum lease payments	2,943
Less: amount representing interest	(250)
Present value of minimum lease payments	2,693
Less: current portion	(950)
Long-term portion	$1,743
The Company recorded interest expense in connection with its capital leases of $107,000 and $145,000 for the three months ended June 30, 2012 and 2011, respectively, and $240,000 and $311,000 for the six months ended June 30, 2012 and 2011, respectively. Future minimum payments under capital leases, including the sale/leaseback equipment financing agreement, as of June 30, 2012 are as follows (in thousands):

Years ending December 31:	Capital Leases
2012 (Six Months)	$1,792
2013	1,489
2014	1,007
2015	289
2016	—
Thereafter	—
Total future minimum lease payments	4,577
Less: amount representing interest	(316)
Present value of minimum lease payments	4,261
Less: current portion	(2,518)
Long-term portion	$1,743

Operating Leases

The Company has noncancelable operating lease agreements for office, research and development and manufacturing space in the United States that expire at various dates, with the latest expiration in May 2018 with an estimated annual rent payment of approximately $6.0 million. In addition, the Company leases facilities in Brazil pursuant to noncancelable operating leases that expire at various dates, with the latest expiration in November 2016 and with an estimated annual rent payment of approximately $0.5 million.

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

The Company recognizes rent expense on a straight-line basis over the noncancelable lease term and records the difference between cash rent payments and the recognition of rent expense as a deferred rent liability. Where leases contain escalation clauses, rent abatements, and/or concessions, such as rent holidays and landlord or tenant incentives or allowances, the Company applies them in the determination of straight-line rent expense over the lease term. Rent expense was $1.2 million and $1.2 million for the three months ended June 30, 2012 and 2011, respectively, and $2.4 million and $2.3 million for the six months ended June 30, 2012 and 2011.

The Company has agreements with terminal storage facility vendors for the storage and handling of products. As of June 30, 2012, the Company had $0.1 million in outstanding commitments under these terminalling agreements which are expected to be paid in 2012.

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

In February 2011, the Company commenced payment of rent related to an operating lease on real property owned by Usina São Martinho in Brazil. In conjunction with a joint venture agreement (see Note 7) with the same entity, the real property will be used by the joint venture entity, SMA Indústria Química S.A. (“SMA”), for the construction of a production facility. This lease has a term of 20 years commencing in February 2011 with an estimated annual rent payment of approximately $47,000.

In February 2011, the Company entered into an operating lease for certain equipment owned by GEA Engenharia de Processos e Sistemas Industriais Ltda (“GEA”) in Brazil. The equipment under this lease is used by the Company in its production activities in Brazil. This lease had a term of one year commencing in March 2011 and was terminated in June 2012 and the equipment was returned to GEA.

In March 2011, the Company entered into an operating lease on real property owned by Paraíso Bioenergia S.A. (“Paraíso Bioenergia”) in Brazil. In conjunction with a supply agreement (see Note 9) with the same entity, the real property will be used by the Company for the construction of an industrial facility. This lease has a term of 15 years commencing in March 2011 with an estimated annual rent payment of approximately $119,000.

In August 2011, the Company notified the lessor of its leased office facilities in Brazil of the Company's termination of its existing lease effective November 30, 2011. At the same time, the Company entered into an operating lease for new office facilities in Campinas, Brazil. The new lease has a term of 5 years commencing in November 2011 with an estimated annual rent payment of approximately $377,000.

Future minimum payments under operating leases as of June 30, 2012, are as follows (in thousands):

Years ending December 31:	Operating Leases - Facilities	Operating Leases - Land	Total Operating Leases
2012 (Six Months)	$3,307	$54	$3,361
2013	6,237	166	6,403
2014	6,316	166	6,482
2015	6,494	166	6,660
2016	6,632	166	6,798
Thereafter	9,233	1,766	10,999
Total future minimum lease payments	$38,219	$2,484	$40,703

Guarantor Arrangements

The Company has agreements whereby it indemnifies its officers and directors for certain events or occurrences while the officer or director is, or was, serving at the Company’s request in such capacity. The term of the indemnification period is for the officer or director’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a director and officer insurance policy that limits its exposure and enables the Company to recover a portion of any future amounts paid. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal. Accordingly, the Company had no liabilities recorded for these agreements as of June 30, 2012 and December 31, 2011.

The Company has a facility (“FINEP Credit Facility”) with a financial institution to finance a research and development project on sugarcane-based biodiesel (see Note 6). The FINEP Credit Facility provides for loans of up to an aggregate principal amount of R$6.4 million (approximately US$3.2 million based on the exchange rate at June 30, 2012) which is guaranteed by a chattel mortgage on certain equipment of the Company. The Company's total acquisition cost for the equipment under this guarantee is approximately R$6.0 million (approximately US$3.0 million based on the exchange rate at June 30, 2012). Subject to compliance with certain terms and conditions under the FINEP Credit Facility, four disbursements of the loan will become available to the Company for withdrawal, as described in more detail in Note 6. After the release of the first disbursement, prior to any subsequent drawdown from the FINEP Credit Facility, the Company also needs to provide bank letters of guarantee of up to R$3.3 million (approximately US$1.6 million based on the exchange rate at June 30, 2012).

Under an operating lease agreement for its office facilities in Brazil, which commenced on November 15, 2011, the Company is required to maintain restricted cash or letters of credit equal to three months of rent of approximately R$191,000 (approximately US$94,000 based on the exchange rate at June 30, 2012) in the aggregate as a guarantee that the Company will meet its performance obligations under such operating lease agreement.

Other Matters
Certain conditions may exist as of the date the financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur. The Company's management assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against and by the Company or unasserted claims that may result in such proceedings, the Company's management evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought.
If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company's financial statements. If the assessment indicates that a potential material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material would be disclosed. Loss contingencies considered to be remote by management are generally not disclosed unless they involve guarantees, in which case the guarantee would be disclosed.
The Company is subject to disputes and claims that arise or have arisen in the ordinary course of business and that have not resulted in legal proceedings or have not been fully adjudicated. For example, one of our contract manufacturers recently sent us a notice of termination and demanded payment of certain ongoing costs and removal of our equipment in connection with our decision to halt production at that plant. Another of our contract manufacturers similarly made claims that we had breached an agreement by suspending production at that plant. The Company has accrued for losses it deems to be probable arising from these claims. However, such matters are subject to many uncertainties and outcomes are not predictable with assurance. Therefore, if one or more of these legal matters were resolved against the Company for amounts in excess of management’s expectations, the Company’s consolidated financial statements for the relevant reporting period could be materially adversely affected.

6. Debt

Debt is comprised of the following (in thousands):

	June 30, 2012	December 31, 2011
Credit facilities	$10,317	$18,852
Notes payable	26,803	3,113
Loans payable	43,333	19,359
Total debt	80,453	41,324
Less: current portion	(44,755)	(28,049)
Long-term debt	$35,698	$13,275

Credit Facility

In November 2010, the Company entered into a credit facility with Financiadora de Estudos e Projetos (“FINEP”), a state-owned company subordinated to the Brazilian Ministry of Science and Technology. This FINEP Credit Facility was extended to partially fund expenses related to the Company’s research and development project on sugarcane-based biodiesel (“FINEP Project”) and provides for loans of up to an aggregate principal amount of R$6.4 million (approximately US$3.2 million based on the exchange rate at June 30, 2012) which is secured by a chattel mortgage on certain equipment of the Company as well as by bank letters of guarantee. Subject to compliance with certain terms and conditions under the FINEP Credit Facility, four disbursements of the loan will become available to the Company for withdrawal. The first disbursement received in February 2011 was approximately R$1.8 million reais and the next three disbursements will each be approximately R$1.6 million. As of June 30, 2012 and December 31, 2011 there was R$1.8 million (approximately US$0.9 million based on the exchange rate at June 30, 2012) outstanding under this FINEP Credit Facility.

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

The FINEP Credit Facility contains the following significant terms and conditions

•
The Company will share with FINEP the costs associated with the FINEP Project. At a minimum, the Company will contribute from its own funds approximately R$14.5 million (US$7.2 million based on the exchange rate at June 30, 2012) of which the Company expects R$11.1 million to be contributed prior to the release of the second disbursement, which is expected to occur in 2012;

•
After the release of the first disbursement, prior to any subsequent drawdown from the FINEP Credit Facility, the Company is required to provide bank letters of guarantee of up to R$3.3 million in aggregate (approximately US$1.6 million based on the exchange rate at June 30, 2012);

•	Amounts released from the FINEP Credit Facility must be completely used by the Company towards the FINEP Project within 30 months after the contract execution.

Notes Payable

During the period between May 2008 and October 2008, the Company entered into notes payable agreements with the lessor of its headquarters under which it borrowed a total of $3.3 million for the purchase of tenant improvements, bearing an interest rate of 9.5% per annum and to be repaid over a period of 55 to 120 months. As of June 30, 2012 and December 31, 2011, a principal amount of $1.8 million and $2.0 million, respectively, was outstanding under these notes payable.

In connection with the operating lease for its headquarters (see Note 5) in Emeryville, California, the Company elected to defer a portion of monthly base rent due under the lease. In June 2011, a deferred rent obligation of $1.5 million resulting from this election became due and payable in 24 equal monthly installments of approximately $63,000. As such, the Company reclassified this obligation from Other Liabilities to Notes Payable. In June 2012, the Company paid off the outstanding notes payable balance. As of June 30, 2012 and December 31, 2011, a principal amount of zero and $1.1 million, respectively, was outstanding under this note payable.

Convertible Notes

In February 2012, the Company completed the sale of unsecured senior convertible promissory notes in an aggregate principal amount of $25.0 million pursuant to a Securities Purchase Agreement, between the Company and certain investment funds affiliated with Fidelity Investments Institutional Services Company, Inc. The offering consisted of the sale of 3% senior unsecured convertible promissory notes with a March 1, 2017 maturity date and a conversion price equal to $7.0682 per share of common stock, subject to adjustment for proportional adjustments to outstanding common stock and anti-dilution provisions in case of dividends and distributions. As of June 30, 2012, the notes were convertible into an aggregate of up to 3,536,968 shares of common stock. The note holders have a right to require repayment of 101% of the principal amount of the notes in an acquisition of the Company, and the notes provide for payment of unpaid interest on conversion following such an acquisition if the note holders do not require such repayment.  The securities purchase agreement and notes include covenants regarding payment of interest, maintaining the Company's listing status, limitations on debt, maintenance of corporate existence, and filing of SEC reports. The notes include standard events of default resulting in acceleration of indebtedness, including failure to pay, bankruptcy and insolvency, cross-defaults, material adverse effect clauses and breaches of the covenants in the securities purchase agreement and notes, with default interest rates and associated cure periods applicable to the covenant regarding SEC reporting.

Loans Payable

In December 2009, the Company entered into a loans payable agreement with the lessor of its Emeryville pilot plant under which it borrowed a total of $250,000, bearing an interest rate of 10.0% per annum and to be repaid over a period of 96 months. As of June 30, 2012 and December 31, 2011, a principal amount of $191,000 and $204,000, respectively, was outstanding under the loan.

In December 2011, the Company entered into a loan agreement with Banco Pine under which Banco Pine provided the Company with a short term loan of R$35.0 million (approximately US$17.3 million based on the exchange rate at June 30, 2012). Such loan was an advance on anticipated 2012 financing from Nossa Caixa Desenvolvimento, ("Nossa Caixa"), the Sao Paulo State development bank, and Banco Pine, under which Banco Pine and Nossa Caxia would provide the Company with loans of up to approximately R$52.0 million(approximately US$25.7 million based on the exchange rate at June 30, 2012) as financing for capital expenditures relating to the Company's manufacturing facility at Paraíso Bioenergia. The interest rate for the loan is 119.2% of the Brazilian interbank lending rate (approximately 12.3% on an annualized basis). The principal and interest of loans under the loan agreement, as amended, mature and are required to be repaid on August 15, 2012. The loan agreement includes customary events of default, including refusal to perform responsibilities under the a loan agreement, failure to make payments when due, bankruptcy, liquidation or insolvency, and material judgments. If any event of default under the loan agreement occurs, Banco Pine may declare all borrowings under the loan agreement immediately due. As of June 30, 2012, a total of R$35.0 million was advanced under the short term loan (approximately US$17.3 million based on the exchange rate at June 30, 2012).
In June 2012, the Company entered into a separate loan agreement with Banco Pine under which Banco Pine provided the Company with a short term bridge loan of up to R$52.0 million (approximately US$25.7 million based on the exchange rate at June 30, 2012). The bridge loan was an additional advance on the anticipated Banco Pine and Nossa Caixa financing described above. The interest rate for the bridge loan is 0.4472% monthly (approximately 5.5% on an annualized basis). The principal and interest under the bridge loan mature and are required to be repaid on September 19, 2012, subject to extension by Banco Pine. The bridge loan is in addition to the R$35.0 million short term loan to the Company described above. The bridge loan agreement includes customary events of default, including refusal to perform responsibilities under the bridge loan agreement, failure to make payments when due, bankruptcy, liquidation or insolvency, and material judgments. If any event of default under the bridge loan agreement occurs, Banco Pine may declare all borrowings under the bridge loan agreement immediately due. At the time of this bridge loan, the Company entered into a currency interest rate swap arrangement with the lender for R$22.0 million (approximately US$10.9 million based on the exchange rate of June 30, 2012). The swap arrangement exchanges the principal and interest payments under the bridge loan for alternative principal and interest payments that are subject to adjustment based on fluctuations in the foreign exchange rate between the U.S. dollar and Brazilian real. The swap has a fixed interest rate of 3.94%. See subsequent events (Note 17).

Letters of Credit

In November 2008, the Company entered into the Credit Agreement with a financial institution to finance the purchase and sale of fuel and for working capital requirements, as needed. In October 2009, the agreement was amended to decrease the maximum amount that the Company may borrow under such facility. The Credit Agreement, as amended, provided, as of March 31, 2012, for an aggregate maximum availability up to the lower of $20.0 million and the borrowing base as defined in the agreement, and is subject to a sub-limit of $5.7 million for the issuance of letters of credit and a sub-limit of $20.0 million for short-term cash advances for product purchases. The Credit Agreement is collateralized by a first priority security interest in certain of the Company’s present and future assets. Amyris is a parent guarantor for the payment of the outstanding balance under the Credit Agreement. Outstanding advances bear an interest rate at the Company’s option of the bank’s prime rate plus 1.0% or the bank’s cost of funds plus 3.5%. On April 17, 2012, the Company, entered into an Amendment to the credit agreement, effective as of April 14, 2012 to extend the maturity date pending the Company's transition out of the AFL business, and plan to repay all amounts remaining outstanding under the Credit Agreement, and to terminate the Credit

Agreement, as of the new maturity date. As of June 30, 2012, the Credit Agreement was terminated. As of June 30, 2012 and December 31, 2011, the Company had no outstanding advances and had zero and $5.0 million in outstanding letters of credit under the Credit Agreement.

In June 2012, the Company entered into a letter of credit agreement for $953,000, under which it provided a letter of credit to the landlord for its headquarters in Emeryville, California in order to cover the security deposit on the lease. The letter of credit is secured by a certificate of deposit. Accordingly, the Company recorded $953,000 as restricted cash as of June 30, 2012.

Revolving Credit Facility

On December 23, 2010, the Company established a revolving credit facility with a financial institution that provided for loans and standby letters of credit of up to an aggregate principal amount of $10.0 million with a sublimit of $5.0 million on standby letters of credit. Interest on loans drawn under this revolving credit facility was equal to (i) the Eurodollar Rate plus 3.0%; or (ii) the Prime Rate plus 0.5%. In case of default or non-compliance with the terms of the agreement, the interest on loans was Prime Rate plus 2.0%. The credit facility was collateralized by a first priority security interest in certain of the Company's present and future assets. In April 2012, the Company paid $7.7 million of its outstanding loans under the Credit Facility. In May 2012, the Company entered into a letter agreement with the bank amending the credit facility agreement to reduce the committed amount under the credit facility from $10.0 million to approximately $2.3 million, and the letters of credit sublimit from $5.0 million to approximately $2.3 million. The amendment also modified the current ratio covenant to require a ratio of current assets to current liabilities of at least 1.3:1 (as compared to 2:1 in the Credit Facility), and requires the Company to maintain unrestricted cash of at least $15.0 million in its account with the Bank.

In June 2012, the credit facility was terminated and, as of June 30, 2012, no loans or letters of credit were outstanding.

BNDES Credit Facility

In December 2011, the Company entered into a credit facility (the "BNDES Credit Facility") in the amount of R$22.4 million (approximately US$11.1 million based on the exchange rate at June 30, 2012) with Banco Nacional de Desenvolvimento Econômico e Social ("BNDES”), a government owned bank headquartered in Brazil. This BNDES facility was extended as project financing for a production site in Brazil. The credit line is divided into an initial tranche for up to approximately R$19.1 million and an additional tranche of approximately R$3.3 million that becomes available upon delivery of additional guarantees. The credit line is available for 12 months from the date of the Credit Agreement, subject to extension by the lender.
The principal of the loans under the BNDES Credit Facility is required to be repaid in 60 monthly installments, with the first installment due in January 2013 and the last due in December 2017. Interest is due initially on a quarterly basis and the first installment was paid in March 2012. From and after January 2013, payments of principal and interest will be due on a monthly basis. The loaned amounts carry interest of 7% per year. Additionally, a credit reserve charge of 0.1% on the unused balance from each credit installment from the day immediately after it is made available through its date of use, when it is paid.

The BNDES Credit Facility is denominated in Brazilian reais. The credit facility is collateralized by a first priority security interest in certain of the Company's equipment and other tangible assets totaling R$24.9 million (approximately US$12.3 million based on the exchange rate at June 30, 2012). The Company is a parent guarantor for the payment of the outstanding balance under the BNDES Credit Facility. Additionally, the Company is required to provide a bank guarantee equal to 10% of the total approved amount (R$22.4 million reais in total debt) available under this credit facility. For advances of the second tranche (above R$19.1 million), the Company is required to provide additional bank guarantees equal to 90% of each such advance, plus additional Company guarantees equal to at least 130% of such advance. The BNDES Credit Facility contains customary events of default, including payment failures, failure to satisfy other obligations under this credit facility or related documents, defaults in respect of other indebtedness, bankruptcy, insolvency and inability to pay debts when due, material judgments, and changes in control of Amyris Brasil. If any event of default occurs, the Lender may terminate its commitments and declare immediately due all borrowings under the facility. As of June 30, 2012 the Company had R$19.1 million (approximately US$9.4 million based on the exchange rate at June 30, 2012) in outstanding advances under the BNDES Credit Facility.

Future minimum payments under the debt agreements as of June 30, 2012 are as follows (in thousands):

Years ending December 31:	Notes Payable	Loans Payable	Credit Facility
2012 (Six Months)	$696	$43,529	$414
2013	1,205	144	2,644
2014	1,115	45	2,508
2015	1,119	45	2,372
2016	1,115	45	2,237
Thereafter	25,605	45	2,266
Total future minimum payments	30,855	43,853	12,441
Less: amount representing interest	(4,052)	(520)	(2,124)
Present value of minimum debt payments	26,803	43,333	10,317
Less: current portion	(428)	(43,169)	(1,158)
Noncurrent portion of debt	$26,375	$164	$9,159

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

The joint venture agreements require the Company to fund the construction costs of the new facility and Usina São Martinho would reimburse the Company up to R$61.8 million reais (approximately US$30.6 million based on the exchange rate as of June 30, 2012) of the construction costs after SMA commences production. Post commercialization, the Company would market and distribute Amyris renewable products and Usina São Martinho would sell feedstock and provide certain other services to SMA. The cost of the feedstock to SMA would be a price that is based on the average return that Usina São Martinho could receive from the production of its current products, sugar and ethanol. The Company would be required to purchase the output of SMA for the first four years at a price that guarantees the return of Usina São Martinho’s investment plus a fixed interest rate. After this four year period, the price would be set to guarantee a break-even price to SMA plus an agreed upon return.

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

Joint Venture with Cosan

In June 2011, the Company entered into joint venture agreements with Cosan Combustíveis e Lubrificantes S.A. and Cosan S.A. Industria e Comércio (such Cosan entities, collectively or individually, “Cosan”), related to the formation of a joint venture (the “Novvi JV”), to focus on the worldwide development, production and commercialization of base oils made from Biofene produced by the Novvi JV or purchased from the Company or a contract manufacturer. The Company and Cosan are establishing entities related to the joint venture in both Brazil and the United States.

Under the joint venture agreements, the Novvi JV would undertake, on a worldwide basis, the development, production and commercialization of certain classes of base oils produced from Biofene for use in lubricants products in the automotive, commercial and industrial markets. The agreements provide that (i) the Company will perform research and development activities on behalf of the Novvi JV under a research services arrangement and will grant a royalty-free license to the Novvi JV to use the Company's technology to develop, produce, market and distribute renewable base oils for use in lubricant products sold worldwide, and (ii) Cosan will provide technical expertise and use commercially reasonable efforts to contribute a base oils offtake agreement with a third party to the Novvi JV.

Subject to certain exceptions for the Company, the joint venture agreements provide that the Novvi JV will be the exclusive means through which the Company and Cosan will engage in the worldwide development and commercialization of specified classes of renewable base oils that are derived from Biofene or, under certain circumstances, from other intermediate molecules or technologies. The JV has certain rights of first refusal with respect to alternative base oil technologies that may be acquired by the Company or Cosan during the term of the Novvi JV.

Under the joint venture agreements, the Company and Cosan each own 50% of the Novvi JV and each party will share equally in any costs and any profits ultimately realized by the JV. The joint venture agreement has an initial term of 20 years from the date of the agreement, subject to earlier termination by mutual written consent or by a non-defaulting party in the event of specified defaults by the other party (including breach by a party of any material obligations under the joint venture agreements). The Shareholders' Agreement has an initial term of 10 years from the date of the agreement, subject to earlier termination if either the Company or Cosan ceases to own at least 10% of the voting stock of the Novvi JV.

The Company has identified Novvi S.A., the initial Brazilian JV entity formed, as a VIE. The power to direct activities, which most significantly impact the economic success of the joint venture, is equally shared between the Company and Cosan, who are not related parties. Accordingly, the Company is not the primary beneficiary and therefore will account for its investment in the JV entity using the equity method. The Company will periodically review its consolidation analysis on an ongoing basis. As of June 30, 2012, the carrying amounts of the unconsolidated JV entity's assets and liabilities were not material to the Company's consolidated financial statements.

In September 2011, the U.S. JV entity, Novvi LLC was formed. The Company and Cosan are still finalizing operating agreements for this new entity. As of June 30, 2012, there has been no activity in this joint venture.

8. Noncontrolling Interest

Redeemable Noncontrolling Interest

In December 2009, Amyris Brasil sold 1,111,111 of its shares representing a 4.8% interest in Amyris Brasil for R$10.0 million. This redeemable noncontrolling interest was reported in the mezzanine equity section of the consolidated balance sheet because the Company was then subject to a contingent put option under which it could have been required to repurchase an interest in Amyris Brasil from the noncontrolling interest holder.

In March 2010, Amyris Brasil sold an additional 853,333 shares of its stock, an incremental 3.4% interest, for R$3.0 million. In May 2010, Amyris Brasil sold an additional 1,111,111 shares of its stock, an incremental 4.07% interest, for R$10.0 million.

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

The Company has determined that the arrangement with Glycotech qualifies as a VIE. The Company determined that it is the primary beneficiary of this arrangement since it has the power through the management committee over which it has majority control to direct the activities that most significantly impact the arrangement's economic performance. In addition, the Company is required to fund 100% of Glycotech's actual operating costs for providing services each month while the facility is in operation under the production service agreement. Accordingly, the Company consolidates the financial results of Glycotech. As of June 30, 2012, the carrying amounts of the consolidated VIE's assets and liabilities were not material to the Company's consolidated financial statements.

The table below reflects the carrying amount of the assets and liabilities of the two consolidated VIEs for which the Company is the primary beneficiary. The assets include $21.1 million in property and equipment and $7.7 million in other assets, and $0.4 million in current assets. The liabilities include $1.1 million in accounts payable and accrued current liabilities and $0.1 million in loan obligations by Glycotech to a financial institution that are non-recourse to the Company. The creditors of each consolidated VIE have recourse only to the assets of that VIE.

(In thousands)	June 30, 2012	December 31, 2011
Assets	$29,122	$22,094
Liabilities	$1,155	$2,873

The change in noncontrolling interest for the six months ended June 30, 2012 and 2011 is summarized below (in thousands):

	2012	2011
Balance at January 1	$(240)	$2
Addition to noncontrolling interest	—	346
Foreign currency translation adjustment	168	—
Loss attributable to noncontrolling interest	(677)	(213)
Balance at June 30	$(749)	$135

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

In June 2010, concurrent with the collaboration agreement, the Company issued 7,101,548 shares of Series D preferred stock to Total for aggregate proceeds of approximately $133.0 million at a per share price of $18.75, which was lower than the per share fair value of common stock as determined by management and the Board of Directors. Due to the fact the collaboration agreement and the issuance of shares to Total occurred concurrently, the terms of both the collaboration agreement and the issuance of preferred stock were evaluated to determine whether their separately stated pricing was equal to the fair value of services and preferred stock. The Company determined that the fair value of Series D preferred stock was $22.68 at the time of issuance and, therefore, the Company measured the preferred stock initially at its fair value with a corresponding reduction in the consideration for the services under the collaboration agreement. As revenue from collaboration agreement will be generated over a period of time based on the performance requirements, the Company recorded the difference between the fair value and consideration received for Series D preferred stock of $27.9 million as a deferred charge asset within other assets at the time of issuance which will be recognized as a reduction to revenue in proportion to the total estimated revenue under the collaboration agreement. As of June 30, 2012 and December 31, 2011, the Company had recognized a cumulative reduction of $13.5 million and $9.1 million, respectively, against the deferred charge asset.

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

The Company also agreed with Total that, so long as Total holds at least 10% of the Company’s voting securities, the Company will notify Total if the Company’s Board of Directors seeks to cause the sale of the Company or if the Company receives an offer to be acquired. In the event of such decision or offer, the Company must provide Total with all information given to an offering party and certain other information, and Total will have an exclusive negotiating period of 15 business days in the event the Board of Directors authorizes the Company to solicit offers to buy the Company, or five business days in the event that the Company receives an unsolicited offer to be acquired. This exclusive negotiation period will be followed by an additional restricted negotiation period of 10 business days, during which the Company will be obligated to negotiate with Total and will be prohibited from entering into an agreement with any other potential acquirer. Total has also entered into a standstill agreement pursuant to which it agreed for a period of three years not to acquire in excess of the greater of 20% or the number of shares of Series D preferred stock purchased by Total (during the initial two years) or 30% (during the third year) of the Company’s common stock without the prior consent of the Company's Board of Directors, except that, among other things, if another person acquires more than Total’s then current holdings of the Company’s common stock, then Total may acquire up to that amount plus one share.

In November 2011, the Company and Total entered into an amendment of the collaboration agreement as described above in Note 4 under "Other Liabilities".

In July 2012, the company entered into the following additional agreements with Total including: (i) Master Framework Agreement, (ii) Second Amendment to the Technology License, Development, Research and Collaboration Agreement, (iii) Securities Purchase Agreement, (iv) Registration Rights Agreement (see Note 17).

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

Firmenich Collaboration and Joint Development Agreements

In November 2010, the Company entered into collaboration and joint development agreements with Firmenich SA (“Firmenich”), a flavors and fragrances company based in Geneva, Switzerland. Under the agreement, Firmenich will fund technical development at the Company to produce an ingredient for the flavors and fragrances market. The Company will manufacture the ingredient and Firmenich will market it, and the parties will share in any resulting economic value. The agreement also grants worldwide exclusive flavors and fragrances commercialization rights to Firmenich for the ingredient. In addition, Firmenich has an option to collaborate with the Company to develop a second ingredient. In July 2011, the Company and Firmenich expanded their collaboration agreement to include a third ingredient. The collaboration and joint development agreements will continue in effect until the later of the expiration or termination of the development agreements or the supply agreements. The Company is also eligible to receive additional payments of up to $6.0 million upon the achievement of certain performance milestones towards which the Company will be required to make a contributory performance. These milestones are accounted for under the guidance in the FASB accounting standard update related to revenue recognition under the milestone method. The Company concluded that these milestones are substantive. For the six months ended June 30, 2012 and 2011, the Company recorded $1.5 million and $3.8 million, respectively, of revenue from the collaboration agreement with Firmenich.

Michelin Collaboration Agreement

In September 2011, the Company entered into a collaboration agreement with Manufacture Francaise des Pneumatiques Michelin (“Michelin”). Under the terms of the collaboration agreement the Company and Michelin will collaborate on the development, production and worldwide commercialization of isoprene or isoprenol, generally for tire applications, using the Company's technology. Under the agreement, Michelin has agreed to pay an upfront payment to the Company of $5.0 million, subject to a reimbursement provision under which the Company would have to repay $1.0 million if it fails to achieve specified future technical milestones. The agreement provides that, subject to achievement of technical milestones, Michelin can notify the Company of its desired date for initial delivery, and the parties will either collaborate to establish a production facility or use an existing Company facility for production. The agreement also includes a term sheet for a supply agreement that would be negotiated at the time the decision regarding production facilities is made. The agreement has an initial term that will expire upon the earlier of 42 months from the effective date and the completion of a development work plan. As of June 30, 2012, the Company had recorded the upfront payment of $5.0 million from Michelin as deferred revenue.

Manufacturing Agreements

In 2010 and 2011, the Company entered into contract manufacturing agreements with Biomin do Brasil Nutricão Animal Ltda. (“Biomin”), Tate & Lyle Ingredients Americas, Inc. (“Tate & Lyle”), Antibióticos, S.A. (“Antibióticos”), Albemarle Corporation ("Albemarle"), and Glycotech (see Note 8) to utilize their manufacturing facilities to produce Amyris products.

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

Beginning in March 2012, the Company initiated a plan to shift a portion of its production capacity from the contract manufacturing facilities to a Company-owned plant that is currently under construction. As a result, the Company evaluated its contract manufacturing agreements and recorded a loss of $31.2 million related to the write-off of $10.0 million in facility modification costs and the recognition of $21.2 million of fixed purchase commitments in the three months ended March 31, 2012. The Company computed the loss on facility modification costs and fixed purchase commitments using the same lower of cost or market approach that is used to value inventory. The computation of the loss on firm purchase commitments is subject to several estimates, including cost to complete and the ultimate selling price of any Company products manufactured at the relevant production facilities, and is therefore inherently uncertain. The Company also recorded a loss on write off of production assets of $5.5 million related to Amyris-owned production equipment at contract manufacturing facilities in the quarter ended March 31, 2012. Based on the Company's current production volumes and estimated costs and selling prices the Company does not expect losses on firm purchase commitments beyond what was recorded in the three months ended March 31, 2012. The Company will continue to evaluate the potential for losses in future periods based on updated production and sales price assumptions.

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

In addition, the Company was required to pay a one-time, non-refundable performance bonus of $5.0 million if Albemarle delivered to the Company a certain quantity of the lubricant base stock by December 31, 2011 or $2.0 million if Albemarle delivered the same quantity by January 31, 2012. Based on Albemarle's performance as of December 31, 2011, the Company concluded that Albemarle had earned the bonus and recorded a liability of $5.0 million as of June 30, 2012. The bonus is payable in two payments: one payment of $2.5 million on September 30, 2012 and one payment of $2.5 million on March 31, 2013.

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

Supply Agreements

The Company has also entered into agreements for the sale of Biofene and its derivatives directly to customers, including with Procter & Gamble Company ("P&G") for use in cleaning products, with M&G for use in plastics, with Kuraray Co., Ltd. ("Kuraray") for use in production of polymers, with Firmenich and Givaudan SA. ("Givaudan") for ingredients for the flavors and fragrances market, with Method Products, Inc. ("Method") for use in home and personal care products, and with Wilmar International Limited ("Wilmar") for use as a surfactant.

Soliance Agreements

In June 2010, the Company entered into an agreement with Soliance for the development and commercialization of Biofene-based squalane for use as an ingredient in cosmetics products. In December 2011, the Company and Soliance entered into an agreement and release to terminate the collaboration agreement and any other obligations with respect to the proposed joint venture. As part of the termination agreement the parties agreed that for a period commencing October 1, 2011 and ending on December 31, 2013, Soliance will be paid a commission of 10% of amounts received by the Company from Nikko Chemicals Co., Ltd. (“Nikko") on quantities of squalane sold by the Company to Nikko with respect to Nikko's committed minimum purchase obligation pursuant to a distribution agreement with Nikko. Concurrently with the execution of such termination agreement, the parties executed a distribution agreement, pursuant to which the Company appointed Soliance as its exclusive distributor to distribute the Company's squalane in the cosmetic market in the approved territory.

Nikko Chemicals

In August 2011, the Company entered into an agreement with Nikko, a private limited company in Japan, for the sales of renewable squalane to Nikko (commencing in September 2011 and continuing for two years through the end of December 2013).

10. Draths Corporation Acquisition

On October 6, 2011 (the Closing Date), the Company completed an acquisition of assets of Draths related to production of renewable chemicals. The acquisition was accounted for as a business combination. In connection with the acquisition, the Company issued 362,319 shares of common stock, of which 41,408 shares were held in escrow and paid $2.9 million in cash. In the three months ended June 30, 2012, the Company recovered 5,402 shares of common stock from the escrow in connection with certain Draths indemnification obligations under the purchase agreement.

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

11. Stockholders’ Equity

Private Placement

In May 2012, the Company completed a private placement of its common stock of 1,736,100 shares of common stock at a price of $2.36 for aggregate proceeds of $4.1 million.

In February 2012, the Company completed a private placement of its common stock of 10,160,325 shares of common stock at a price of $5.78 for aggregate proceeds of $58.7 million. In connection with this private placement, the Company entered into an agreement with an investor to purchase additional shares of Common Stock for an additional $15.0 million upon satisfaction by the Company of criteria associated with the commissioning of the Company's Paraíso Bioenergia SA production plant in Brazil by March 2013. Additionally, such agreement granted certain investors Board designation rights and certain rights of first investment with respect to future issuances of the Company's securities.

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

Preferred Stock

Pursuant to the Company’s amended and restated certificate of incorporation, the Company is authorized to issue 5,000,000 shares of preferred stock. The Board of Directors has the authority, without action by its stockholders, to designate and issue shares of preferred stock in one or more series and to fix the rights, preferences, privileges and restrictions thereof. Prior to the closing of the Company’s IPO, the Company had four series of convertible preferred stock outstanding, including Series D preferred stock issued to Total (see Note 9). As of June 30, 2012 and December 31, 2011, the Company had zero convertible preferred stock outstanding.

Common Stock Warrants

During the period from January 1, 2008 to September 30, 2010, the Company issued 182,405 warrants in connection with placement agent fees associated with its preferred stock issuance, capital and operating lease agreements and consulting services. Upon the closing of the Company’s IPO on September 30, 2010, these outstanding convertible preferred stock warrants were automatically converted into common stock warrants to purchase 195,604 shares of common stock. In addition, the fair value of the convertible preferred stock warrants as of September 30, 2010, estimated to be $2.3 million using the Black-Scholes option pricing model, was reclassified to additional paid in capital.

In December 2011, in connection with a capital lease agreement, the Company issued a warrant to purchase 21,087 shares of the Company's common stock at an exercise price of $10.67 a share. The Company estimated the fair value of these warrants as of the issuance date to be $193,000 and was recorded as other assets and amortized subsequently over the term of the lease. The fair value was based on the contractual term of the warrants of 10 years, risk free interest rate of 2.0%, expected volatility of 86% and zero expected dividend yield. This warrant remains unexercised and outstanding as of June 30, 2012.
Each of these warrants includes a cashless exercise provision which permits the holder of the warrant to elect to exercise the warrant without paying the cash exercise price, and receive a number of shares determined by multiplying (i) the number of shares for which the warrant is being exercised by (ii) the difference between the fair market value of the stock on the date of exercise and the warrant exercise price, and dividing such by (iii) the fair market value of the stock on the date of exercise. During the six months ended June 30, 2012 and 2011, warrants were exercised with respect to zero and 190,468 shares, respectively through the cashless exercise provision and 77,087 shares of common stock were issued after deducting the shares to cover the cashless exercises. There were no warrants exercised during the three months ended June 30, 2012 and 2011.

As of June 30, 2012 and December 31, 2011, the Company had the following unexercised common stock warrants outstanding:

	Expiration Date	Exercise Price per Share	Shares as of
Underlying Stock			June 30, 2012	December 31, 2011
Common Stock	1/31/2018	$24.88	—	2,884
Common Stock	9/23/2018	$25.26	2,252	2,252
Common Stock	12/23/2021	$10.67	21,087	21,087
Total			23,339	26,223

12. Stock-Based Compensation Plans

2010 Equity Incentive Plan

The Company's 2010 Equity Incentive Plan (“2010 Equity Plan”) became effective on September 28, 2010 and will terminate in 2020. Pursuant to the 2010 Equity Plan, any shares of the Company’s common stock (i) issued upon exercise of stock options granted under the 2005 Plan that cease to be subject to such option and (ii) issued under the 2005 Plan that are forfeited or repurchased by the Company at the original purchase price will become part of the 2010 Equity Plan. Subsequent to the effective date of the 2010 Equity Plan, an additional 462,643 shares that were forfeited under the 2005 Plan were added to the shares reserved for issuance under the 2010 Equity Plan.

The number of shares reserved for issuance under the 2010 Equity Plan increase automatically on January 1 of each year starting with January 1, 2011, by a number of shares equal to 5.0% percent of the Company’s total outstanding shares as of the immediately preceding December 31st. The Company’s Board of Directors or the Leadership Development and Compensation Committee of the Board of Directors is able to reduce the amount of the increase in any particular year. The 2010 Equity Plan provides for the granting of common stock options, restricted stock awards, stock bonuses, stock appreciation rights, restricted stock units and performance awards. It allows for time-based or performance-based vesting for the awards. Options granted under the 2010 Equity Plan may be either incentive stock options ("ISOs") or non-statutory stock options ("NSOs"). ISOs may be granted only to Company employees (including officers and directors who are also employees). NSOs may be granted to Company employees, non-employee directors and consultants. The Company will be able to issue no more than 30,000,000 shares pursuant to the grant of ISOs under the 2010 Equity Plan. Options under the 2010 Equity Plan may be granted for periods of up to ten years. All options issued to date have had a ten year life. Under the plan, the exercise price of any ISOs and NSOs may not be less than 100% of the fair market value of the shares on the date of grant. The exercise price of any ISOs and NSOs granted to a 10% stockholder may not be less than 110% of the fair value of the underlying stock on the date of grant. The options granted to date generally vest over four to five years.

As of June 30, 2012, options to purchase 4,901,698 shares of our common stock granted from the 2010 Equity Plan were outstanding and 2,436,759 shares of the Company’s common stock remained available for future awards that may be granted from the 2010 Equity Plan. The options outstanding as of June 30, 2012 had a weighted-average exercise price of approximately $12.13 per share.

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

As of June 30, 2012, options to purchase 4,228,520 shares of the Company’s common stock granted from the 2005 Stock Option/Stock Issuance Plan remained outstanding and, as a result of the adoption of the 2010 Equity Incentive Plan discussed above, zero shares of the Company’s common stock remained available for issuance under the 2005 Plan. The options outstanding under the 2005 Plan as of June 30, 2012 had a weighted-average exercise price of approximately $6.58 per share.

No income tax benefit has been recognized relating to stock-based compensation expense and no tax benefits have been realized from exercised stock options or release of restricted stock units.

2010 Employee Stock Purchase Plan

The 2010 Employee Stock Purchase Plan (the “2010 ESPP”) became effective on September 28, 2010. The 2010 ESPP is designed to enable eligible employees to purchase shares of the Company’s common stock at a discount. Each offering period is for one year and consists of two six-month purchase periods. Each twelve-month offering period generally commences on May 16th and November 16th, each consisting of two six-month purchase periods. The purchase price for shares of common stock under the 2010 ESPP is the lesser of 85% of the fair market value of the Company’s common stock on the first day of the applicable offering period or the last day of each purchase period. A total of 168,627 shares of common stock were initially reserved for future issuance under the 2010 Employee Stock Purchase Plan. During the first eight years of the life of the 2010 ESPP, the number of shares reserved for issuance increases automatically on January 1st of each year, starting with January 1, 2011, by a number of shares equal to 1% of the Company’s total outstanding shares as of the immediately preceding December 31st. Pursuant to the automatic increase provision, an additional 459,325 shares were reserved for issuance during the six months ended June 30, 2012 for a cumulative total of 897,799 additional shares reserved for issuance under the automatic increase provision. The Company’s Board of Directors or the Leadership Development and Compensation Committee of the Board of Directors is able to reduce the amount of the increase in any particular year. No more than 10,000,000 shares of the Company’s common stock may be issued under the 2010 ESPP and no other shares may be added to this plan without the approval of the Company’s stockholders.

During the three months ended June 30, 2012 and 2011, 454,010 and zero shares, respectively, of common stock were purchased under the 2010 ESPP. At June 30, 2012, 310,844 shares of the Company’s common stock remained available for issuance under the 2010 ESPP.

Stock Option Activity

The Company’s stock option activity and related information for the six months ended June 30, 2012 was as follows:

	Number Outstanding	Weighted - Average Exercise Price	Weighted - Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
				(in thousands)
Outstanding - December 31, 2011	8,377,016	$14.05	7.9	$29,127
Options granted	2,231,903	$3.69
Options exercised	(157,101)	$2.61
Options cancelled	(1,261,600)	$18.67
Outstanding - June 30, 2012	9,190,218	$9.52	7.2	$6,318

Vested and expected to vest after June 30, 2012	8,605,502	$9.49	7.0	$6,059
Exercisable at June 30, 2012	4,422,333	$8.42	5.3	$4,517

The aggregate intrinsic value of options exercised under all option plans was $137,000 and $11.8 million for the three months ended June 30, 2012 and 2011, respectively, and $733,000 and $22.2 million for the six months ended June 30, 2012 and 2011, respectively, determined as of the date of option exercise.

The Company’s restricted stock units ("RSUs") and restricted stock activity and related information for the six months ended June 30, 2012 was as follows:

	RSUs	Weighted Average Grant-Date Fair Value	Weighted Average Remaining Contractual Life (Years)
Outstanding - December 31, 2011	375,189	$29.84	1.4
Awarded	1,837,000	$3.67	—
Vested	(397,792)	$12.97	—
Forfeited	(157,166)	$3.86	—
Outstanding - June 30, 2012	1,657,231	$6.25	1.7
Expected to vest after June 30, 2012	1,435,529	$6.25	1.6

RSUs are converted into common stock upon vesting. Upon the vesting of RSUs, the Company primarily uses the net share settlement approach, where a portion of the shares are withheld and cancelled as settlement of statutory employee withholding taxes, which decreases the shares issued to the employee by a corresponding value.

The following table summarizes information about stock options outstanding as of June 30, 2012:

	Options Outstanding			Options Exercisable
Exercise Price	Number of Options	Weighted - Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
$0.10—$1.50	977,937	4.3	$0.49	976,870	$0.49
$2.47—$3.12	526,110	9.9	$2.74	858	$2.60
$3.86—$3.86	1,564,695	9.4	$3.86	130,844	$3.86
$3.93—$3.93	1,208,306	4.3	$3.93	1,071,749	$3.93
$4.31—$9.32	1,423,557	6.1	$6.91	856,841	$6.67
$10.44—$14.28	369,833	7.2	$12.67	166,375	$14.08
$16.00—$16.00	1,294,664	8.6	$16.00	439,743	$16.00
$16.50—$20.41	1,118,809	7.9	$18.50	474,982	$18.59
$24.20—$27.13	619,641	7.2	$26.25	264,076	$26.15
$30.17—$30.17	86,666	8.1	$30.17	39,998	$30.17
$0.10—$30.17	9,190,218	7.2	$9.52	4,422,336	$8.42

Common Stock Subject to Repurchase

Historically under the 2005 Plan, the Company allowed employees to exercise options prior to vesting. The Company has the right to repurchase at the original purchase price any unvested (but issued) common shares upon termination of service of an employee. The consideration received for an early exercise of an option is considered to be a deposit of the exercise price and the related dollar amount is recorded as a liability. The shares and liability are reclassified into equity on a ratable basis as the award vests. The Company recorded a liability in accrued expenses of $3,000 and $30,000, respectively, relating to options for 793 and 7,929 shares of common stock that were exercised and unvested as of June 30, 2012 and December 31, 2011, respectively. These shares were subject to a repurchase right held by the Company and are included in issued and outstanding shares as of June 30, 2012 and December 31, 2011, respectively.

Stock-Based Compensation Expense

Stock-based compensation expense related to options and restricted stock units granted to employees and non-employees was allocated to research and development expense and sales, general and administrative expense as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Research and development	$1,558	$2,009	$3,071	$2,986
Sales, general and administrative	7,356	5,947	12,364	8,977
Total stock-based compensation expense	$8,914	$7,956	$15,435	$11,963

Employee Stock–Based Compensation

During the three months ended June 30, 2012 and 2011, the Company granted options to purchase 2,180,853 and 2,129,375 shares of its common stock, respectively, to employees with weighted average grant date fair values of $2.33 and $19.55 per share, respectively. During the six months ended June 30, 2012 and 2011, the Company granted options to purchase 2,228,903 and 2,249,375 shares of its common stock, respectively, to employees, with weighted average grant date fair values of $2.39 and $19.69 per share, respectively. As of June 30, 2012 and December 31, 2011, there were unrecognized compensation costs of $61.5 million and $54.7 million, respectively, related to outstanding employee stock options. The Company expects to recognize those costs over a weighted average period of 3 years as of June 30, 2012. Future option grants will increase the amount of compensation expense to be recorded in these periods.

During the three months ended June 30, 2012 and 2011, 1,837,000 and 10,000 RSUs, respectively, were granted to employees with a weighted average service-inception date fair value of $3.67 and $26.50, respectively. During the six months ended June 30, 2012 and 2011, 1,837,000 and 331,301 RSUs, respectively, were granted to employees with a weighted average service-inception date fair value of $3.67 and $30.19 per unit, respectively. The Company recognized a total of $2.4 million and $0.8 million, respectively, for the three months ended June 30, 2012 and 2011 and $3.5 million and $1.8 million, respectively, for the six months ended June 30, 2012 and 2011 in stock-based compensation expense for RSUs granted to employees. As of June 30, 2012 and December 31, 2011, there were unrecognized compensation costs of $8.1 million and $6.0 million, respectively, related to these RSUs.

The Company also recognized stock-based compensation expense related to its 2010 ESPP of $234,000 and $476,000, respectively, during the three months ended June 30, 2012 and 2011, and $596,000 and $909,000, respectively, during the six months ended June 30, 2012 and 2011.

Compensation expense was recorded for stock-based awards granted to employees based on the grant date estimated fair value (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Research and development	$1,557	$1,996	$3,067	$2,960
Sales, general and administrative	7,324	5,642	12,274	8,390
Total stock-based compensation expense	$8,881	$7,638	$15,341	$11,350

Employee stock-based compensation expense recognized for the three and six months ended June 30, 2012 included $594,000 and $811,000, respectively related to option modifications. In the second quarter of 2012, as part of separation agreements with certain former senior employees, the Company agreed to accelerate the vesting of options for 698,886 shares of common stock and extend the exercise period for certain grants. The stock-based compensation expense above includes the impact of a repricing of stock options in June 2012 under which certain non-executive employees received a one-time reduction in the exercise price for such options with exercise prices per share higher than $24.00 held by U.S. employees of Amyris and the new exercise price for such options was $16.00, our initial public offering price. The total amount of the stock-based charge associated with repricing was immaterial to the consolidated financial statements.

The Company sells ethanol and reformulated ethanol-blended gasoline procured from third parties and relies on contracted third parties for the transportation and storage of products. In the quarter ended June 30, 2011, the Company commenced sales of farnesene-derived products which were procured from contracted third parties. Accordingly, the Company did not have any dedicated production headcount so there is no stock-based compensation expense recorded in cost of products sold.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Expected dividend yield	—%	—%	—%	—%
Risk-free interest rate	1.1%	2.5%	1.1%	2.5%
Expected term (in years)	6.0	5.9	6.0	5.9
Expected volatility	76%	86%	76%	86%

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

Expected Volatility—The expected volatility is based on a combination of historical volatility for the Company's stock and the historical stock volatilities of several of the Company’s publicly listed comparable companies over a period equal to the expected terms of the options, as the Company does not have a long trading history.

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

Nonemployee Stock–Based Compensation

During the three months ended June 30, 2012 and 2011, the Company granted 3,000 and zero options, respectively, to purchase shares of common stock to nonemployees in exchange for services. Stock-based compensation expense of $23,000 and $248,000 was recorded for the three months ended June 30, 2012 and 2011, respectively, and $52,000 and $473,000 for the six months ended June 30, 2012 and 2011, respectively, for options granted to nonemployees. The nonemployee options were valued using the Black-Scholes option pricing model.

During the three months ended June 30, 2012 and 2011, zero and zero RSUs, respectively, were granted to nonemployees. Stock-based compensation expense of $10,000 and $70,000 respectively, was recorded for the three months ended June 30, 2012 and 2011. During the six months ended June 30, 2012 and 2011, zero and 30,000 RSUs, respectively, were granted to nonemployees and a total of $41,000 and $139,000 respectively, in stock-based compensation expense was recognized by the Company.

The fair value of nonemployee stock options was estimated using the following weighted-average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Expected dividend yield	—%	—%	—%	—%
Risk-free interest rate	1.4%	2.5%	1.6%	2.7%
Expected term (in years)	7.2	7.9	7.2	8.0
Expected volatility	76%	86%	76%	87%

13. Employee Benefit Plan

The Company established a 401(k) Plan to provide tax deferred salary deductions for all eligible employees. Participants may make voluntary contributions to the 401(k) Plan up to 90% of their eligible compensation, limited by certain Internal Revenue Service restrictions. The Company does not match employee contributions.

14. Related Party Transactions

The Company has entered into a license agreement with University of California, Berkeley. A co-founder and advisor to the Company is a professor at the University of California, Berkeley. The Company paid the advisor zero during the six months ended June 30, 2012 and 2011, respectively.

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

On June 21, 2010 the Company entered into agreements with affiliates of Total S.A. relating to their purchase of the Company’s Series D preferred stock and collaboration for the research, development, production and commercialization of chemical and/or fuel products (see Note 9).

In November 2011, the Company and Total Gas & Power USA SAS (“Total”) entered into an amendment of their Technology License, Development, Research and Collaboration Agreement (see Note 4).

On October 6, 2011, the Company completed a business combination with Draths. In connection with the acquisition, the Company issued 362,319 shares of the Company's common stock, of which 41,408 shares were held in escrow and paid $2.9 million in cash. One of the Company's board members was also on the board of Draths.

In February 2012, the Company completed a private placement of 10,160,325 shares of common stock at a price of $5.78 per share for aggregate proceeds of $58.7 million pursuant to a securities purchase agreement, among the Company and existing certain investors, including Total and Maxwell (Mauritius) Pte Ltd, each a beneficial owner of more than 5% of our existing common stock at the time of the transaction. In addition, members of the Company's Board of Directors and certain parties related to such directors participated in the offering.

In May 2012, the Company completed a private placement of 1,736,100 shares of common stock at a price of $2.36 for aggregate proceeds of $4.1 million pursuant to a series of Common Stock Purchase Agreements, among the Company and members of the Company's Board of Directors and certain parties related to such directors.

15. Income Taxes

For the three months ended June 30, 2012 and 2011, the Company recorded a provision for income taxes of $249,000 and a benefit from income taxes of $175,000, respectively, and a provision for income taxes of $493,000 and a benefit from income taxes of $175,000, respectively, for the six months ended June 30, 2012 and 2011. The provision for income taxes in the three and six months ended June 30, 2012 consisted of an accrual of Brazilian withholding tax on an intercompany interest liability while the benefit from incomes taxes of $175,000 for the three and six months ended June 30, 2011 was the result of valuation allowance adjustments due to an increase in currency translation adjustments classified as other comprehensive income. Other than the above mentioned provision for income tax, no additional provision for income taxes has been made, net of the valuation allowance, due to cumulative losses since the commencement of operations.

The Company is currently under audit by the US Internal Revenue Service for tax year 2008. As of June 30, 2012, the Company has received Form 4549-A, Income Tax Discrepancy Adjustments (Examination No Change Report) which concluded that there were no adjustments resulting from the audit by the US Internal Revenue Service for the tax year 2008.  However, the Company has not received the Area Director's final approval of the report.  Therefore, the tax year 2008 remains open.

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

Revenues by geography are based on the location of the customer. The following tables set forth revenue and long-lived assets by geographic area (in thousands):

Revenues

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
United States	$16,596	$28,867	$42,902	$65,358
Brazil	813	—	1,688	—
Europe	1,395	3,135	3,333	3,818
Asia	459	—	809	—
Total	$19,263	$32,002	$48,732	$69,176

Long-Lived Assets

	June 30, 2012	December 31, 2011

United States	$76,045	$76,108
Brazil	80,571	48,240
Europe	2,021	3,753
Total	$158,637	$128,101

17. Subsequent Events

Pine and Nossa Caixa Loan
On July 13, 2012, the Company entered into a Note of Bank Credit and a Fiduciary Conveyance of Movable Goods agreements with Nossa Caixa Desenvolvimento, the Sao Paulo State development bank (“Nossa Caixa”) and Banco Pine. Under such agreements and instruments, each dated as of July 13, 2012, the Company may borrow an aggregate of R$52.0 million (approximately US$25.7 million based on the exchange rate as of June 30, 2012) as financing for capital expenditures relating to our manufacturing facility at Paraíso Bioenergia S.A. in Brazil.  Under the loan agreements, Pine has agreed to lend R$22.0 million and Nossa Caixa has agreed to lend R$30.0 million.  The funds for the loans are provided by Banco Nacional de Desenvolvimento Econômico e Social (BNDES), but are guaranteed by the lenders. The loans have a final maturity date of July 15, 2022 and bear a fixed interest rate of 5.5% per year.  For the first two years that the loans are outstanding, the Company is required to pay interest only on a quarterly basis.  After August 15, 2014, the Company is required to pay equal monthly installments of both principal and interest for the remainder of the term of the loans. In July 2012, the Company repaid the outstanding bridge loans with Banco Pine of R$52.0 million and R$35.0 million (see Note 6).

Total Agreement

On July 30, 2012, the Company entered into an amendment of its collaboration agreement with Total and related agreements. Under such July agreements, the scope of the collaboration initially contemplated by the parties under the November 2011 amendment described in Note 9, was modified to encompass certain joint venture products for use in diesel and jet fuel on a worldwide basis and to provide a new structure for the research and development program and formation of the joint venture (the “Fuels JV”) to commercialize the products encompassed by the diesel and jet fuel research and development program (the “Program”).

Under the new agreements, the Company controls operations and execution of the research and development program subject to strategic and ultimate decision-making authority by a management committee composed of Company and Total representatives, and Total participates in the ultimate Fuels JV, or receives rights to recover its investment if, at a series of decision points, it decides not to proceed with the project. The agreements contemplate that the parties would grant exclusive manufacturing and commercial licenses to the Fuels JV for the Fuels JV products when the Fuels JV is formed (subject to requirements for the Company to grant the license to Total in the event the Fuels JV is not formed because of a deadlock, followed by an election by the Company to sell to Total the assets it otherwise would have contributed to the Fuels JV, or earlier under certain circumstances), and that the Company would retain the right to make and sell products other than the Fuels JV products. Under the agreements, the Fuels JV licenses would be consistent with the principle that development, production and commercialization of the Fuels JV products in Brazil will remain with the Company unless Total elects, after formation of the Fuels JV, to have such business contributed to the Fuels JV. The agreements also provide that certain Fuels JV non-exclusive products that were contemplated by the November 2011 amendment to the collaboration agreement are no longer to be included in the Fuels JV, but that the parties will explore potential development and commercialization of such products at a later date.

The agreements contemplate that the research and development efforts under the Program may extend through 2016, with a series of “Go/No Go” decisions by Total through such date tied to funding by Total. Specifically, the Agreements provide that Total will fund $15.0 million to the Company on July 31, 2012 and an additional $15.0 million in September 2012. Thereafter, Total would, if it chooses to proceed with the Program, fund an additional $30.0 million in July 2013, $10.85 million in July 2014 and $10.85 million in January 2015. Thirty days following the earlier of the completion of the research and development program or December 31, 2016, Total has a final opportunity to decide whether or not to proceed with the Program. Under the agreements, the $50.0 million in funding by Total originally contemplated under the collaboration agreement is deemed to be exhausted.

At either of the decision points tied to the funding described above (in July 2013 or July 2014), if Total decides not to continue to fund the Program (or, at any funding date does not provide funding based on a failure of the Company to satisfy a closing condition under the Purchase Agreement or Total's breach of the Purchase Agreement), the notes previously issued under the Purchase Agreement would remain outstanding and become payable by the Company at the maturity date in March 2017, the Program and associated agreements would terminate, all Company rights granted for use in farnesene-based diesel and farnesene-based jet fuel would revert to the Company, and no Fuels JV would be formed to commercialize the Fuels JV products.

In the final “Go/No Go” decision described above, Total may elect to (i) go forward with the full Program (diesel and jet fuel) (a “Go” decision), (ii) not continue its participation in the full Program, or (iii) go forward only with the jet fuel component of the Program, with the following outcomes:

•	For a “Go” decision by Total with respect to the whole Program, the parties would form the Fuels JV and the notes would be canceled.

•	For a “No-Go” decision by Total with respect to the whole Program, the consequences would be as described above for earlier “No-Go” decisions by Total.

•
For a decision by Total to proceed with the jet fuel component of the Program and not the diesel component of the Program, 70% of the principal amount outstanding under the notes would remain outstanding and become payable by the Company and 30% of the outstanding principal of such notes would be canceled, the diesel product would no longer be included in the collaboration, the Fuels JV would not receive rights to products for use in diesel fuels, and the Fuels JV would be formed by the parties to commercialize products for use in jet fuels.

The Agreements contemplate that the parties will finalize the structure for the Fuels JV in the future as set forth in the agreements and that the Fuels JV, if and when it is formed, would, subject to the conditions described below and absent other agreement, be owned equally (50%/50%) by the Company and Total. Under the agreements, the parties will, prior to the projection completion date, enter into a shareholders' agreement governing the Fuels JV, agree on the budget and business plan for the Fuels JV, and form the Fuels JV. In addition, following a final “Go” decision, the parties would enter into the Fuels JV license agreements, contribution agreements and other agreements required to establish the Fuels JV and enable it to operate.

Within 30 days prior to the final “Go” decision, Total may declare a “deadlock” if the parties fail to come to agreement on various matters relating to the formation of the Fuels JV, at which point Total may (i) elect to declare a “No-Go” decision, which has the consequences described above, or (ii) initiate a process whereby the fair value of the proposed Fuels JV would be determined and the Company would then have the option to: (x) elect to sell to Total the assets that the Company would have been required to contribute to the Fuels JV for an amount equal to 50% of such fair value; (y) proceed with the formation of the Fuels JV (accepting Total's position with respect to the funding requirement of the Fuels JV) and becoming a 50% owner of the Fuels JV; or (z) proceed with the formation of the JV (accepting Total's position with respect to the funding requirements of the Fuels JV), and then sell all or a portion of its 50% interest in the Fuels JV to Total for a price equal to the fair value multiplied by the percentage ownership of the Fuels JV sold to Total.

The agreements provide that the Company would initially retain its ability to develop its diesel and jet fuel business in Brazil, and that Total has an option to require the Company to contribute its Brazil diesel and jet fuel business to the Fuels JV at a price determined pursuant to the agreements. Such option terminates if the Fuels JV is not formed or if Total subsequently buys out the Company's Fuels JV contribution. Furthermore, the option is limited to the jet fuel business if Total opts out of the diesel component of the Program as described above.

Under the agreements, Total has a right to participate in future equity or convertible debt financings of the Company through December 31, 2013 to preserve its pro rata ownership of the Company and thereafter in limited circumstances. The purchase price for the first $30.0 million of purchases under this pro rata right would be paid by cancellation of outstanding notes held by Total.

Under the purchase agreement for the notes, on July 30, 2012, the Company sold a 1.5% Senior Unsecured Convertible Note Due 2017 to Total in the face amount of $38.3 million. The purchase agreement contemplated the sale of an aggregate of $105.0 million in convertible notes (including the initial note) as follows:

•
The initial note was sold as part of an initial closing on July 31, 2012 for $38.3 million in proceeds, including $15.0 million in new funds and repayment by the Company of $23.3 million in previously-provided diesel research and development funding by Total. An additional note for $15.0 million in new funds will be issued in September 2012.

•
The Purchase Agreement provides that additional notes would be issued in subsequent closings in July 2013 (for cash proceeds to the Company of $30.0 million) and July 2014 (for cash proceeds to the Company of $21.7 million, which will be settled in an initial installment of $10.85 million payable at the closing and a second installment of $10.85 million payable in January 2015).

Each of the closings under the purchase agreement is subject to customary closing conditions such as receipt of requisite approvals, good standing of the Company and accuracy of representations and warranties. In addition, Total's obligations with respect to each subsequent closing are subject to a condition that Total has not made a “No-Go” decision under the Program prior to certain notice deadlines agreements. The subsequent installments for settlement of the initial and third closings described above are subject to conditions that certain representations and warranties of the Company continue to be true as of the date of such installment payment.

The notes each have a March 1, 2017 maturity date and a conversion price equal to $7.0682 per share of Company common stock. The Notes bear interest of 1.5% per year (with a default rate of 2.5%), accruing from date of funding and payable at maturity or on conversion or a change of control where Total exercises a right to put the notes to the Company. Accrued interest is canceled if the notes are canceled based on a “Go” decision.

The notes become convertible into Company common stock (i) within 10 trading days prior to maturity (if they are not canceled as described above prior to their maturity date), (ii) on a change of control of the Company, (iii) if Total is no longer the largest stockholder of the Company following a “No-Go” decision (subject to a six-month lock-up with respect to any shares of common stock issued upon conversion), and (iv) on a default by the Company. If Total makes a final “Go” decision, then the notes will be exchanged by Total for equity interests in the Fuels JV, after which the notes will not be convertible and any obligation to pay principal or interest on the notes will be extinguished. If Total makes a “No-Go” decision, outstanding notes will remain outstanding and become payable at maturity.

The conversion price of the notes is subject to adjustment for proportional adjustments to outstanding common stock and under anti-dilution provisions in case of certain dividends and distributions. Total has a right to require repayment of 101% of the principal amount of the notes in the event of a change of control of the Company and the notes provide for payment of unpaid interest on conversion following such a change of control if Total does not require such repayment. The purchase agreement and notes include covenants regarding payment of interest, maintenance of the Company's listing status, limitations on debt, maintenance of corporate existence, and filing of SEC reports. The notes include standard events of default resulting in acceleration of indebtedness, including failure to pay, bankruptcy and insolvency, cross-defaults, and breaches of the covenants in the purchase agreement and notes, with added default interest rates and associated cure periods applicable to the covenant regarding SEC reporting.

In connection with the purchase agreement and sale of the Notes, the Company entered into a registration rights agreement. Under such agreement, the Company is obligated to file a registration statement on Form S-3 with the SEC registering the resale of all of the shares of Company common stock issuable upon conversion of the notes within 20 days prior to the maturity date of the notes or within 30 days following optional conversion. In addition, the Company is obligated to have the registration statement declared effective within 70-100 days following the filing depending on whether the Company receives comments from the SEC. If the registration statement filing is delayed or the registration statement is not declared effective within the foregoing time frames, the Company is required to make certain monthly payments to the Total.

The capitalized deferred charge asset of $14.4 million and the contingently repayable advance of $46.5 million on the balance sheet as of June 30, 2012 will be impacted in the three months ended September 30, 2012 as a result of these new agreements.

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

We were incorporated in 2003 and commenced research, development, marketing and administrative activities in 2005. To further develop our business we have established two subsidiaries, Amyris Brasil, which oversees the establishment and expansion of our production in Brazil, and Amyris Fuels, which we established to help us develop fuel distribution capabilities in the U.S. Amyris Fuels has generated revenue from the sale of ethanol and ethanol blended gasoline to wholesale customers through a network of terminals primarily in the southeastern U.S. We currently expect to transition out of the Amyris Fuels business during 2012.

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

In April 2010, we entered into a definitive agreement with Usina São Martinho to establish a joint venture entity for construction and operation of a large-scale production facility in Brazil. In March 2011, we entered into an agreement with Paraíso Bioenergia (Paraíso), under which we are designing and building a fermentation and separation plant on leased space at the Paraíso Bioenergia facility and Paraíso will supply sugar cane juice and other utilities. The manufacturing facility at Paraíso Bioenergia is our initial principal focus for production capacity. Based on our shifting manufacturing priorities and uncertainty regarding financing availability, we cannot currently predict, when or if, our facility at Usina São Martinho will be completed or commence commercial operations.

Total Relationship

In June 2010, we entered into a collaboration agreement with Total. This agreement provided for joint collaboration on the development of products through the use of our synthetic biology platform. In connection with this agreement, Total invested $133.2 million in our equity. At the end of the second quarter of 2010, we recorded a deferred charge asset of $27.9 million associated with the Total investment. This deferred charge asset resulted from the difference between a third party valuation of our stock and the price paid by Total. This deferred charge asset was to be offset against future revenue earned under arrangements with Total. As of June 30, 2012, we recognized a cumulative reduction of $13.5 million against the deferred charge asset.

In November 2011, we entered into an amendment of the collaboration agreement with Total with respect to development and commercialization of Biofene for diesel. This represented an expansion of the initial collaboration that the parties established in 2010, and established a global, exclusive collaboration for the development of Biofene for diesel and a framework for the creation of a joint venture to manufacture and commercialize Biofene for diesel. In addition, a limited number of other potential products were subject to development for the joint venture on a non-exclusive basis.

In July 2012, we entered into a further amendment of the collaboration agreement with Total that expanded Total's investment in the Biofene collaboration, incorporated the development of certain joint venture products for use in diesel and jet fuel into the scope of the collaboration, and changed the structure of the funding from Total to include a convertible debt mechanism. Under the new agreements, Total agreed to fund $30 million during the third quarter of 2012. Further funding will be triggered by Total at annual decision points in mid-2013 and 2014. Upon completion of the research and development program, we and Total would form a joint venture company that would have exclusive rights to produce and market renewable diesel and/or jet fuel. Should Total decide not to pursue commercialization, under certain conditions, it is eligible to recover up to $105 million, payable in March 2017, in the form of cash or in the form of common stock at a conversion price of $7.0682 per share.

Contract Manufacturing

In 2010 and 2011, to support our initial commercial production of Biofene , we entered into contract manufacturing agreements with Biomin, Tate & Lyle and Antibióticos.

We also established contract manufacturing relationships to support conversion of Biofene into finished chemical products. For example, in January 2011, we entered into a production service agreement with Glycotech under which Glycotech performs finishing steps to convert Biofene into squalane, diesel, base oils for industrial lubricants, and other products. In addition, in July 2011, we entered into a contract manufacturing agreement with Albemarle under which Albemarle is to provide toll manufacturing services at its facility in South Carolina and we are obligated to reimburse Albemarle for capital expenditures related to facility modifications required for the services. In February 2012, we entered into an amended and restated agreement with Albemarle, which superseded the original contract manufacturing agreement with Albemarle. The term of the new agreement continues through December 31, 2019.  The agreement includes certain obligations for us to pay fixed costs totaling $7.5 million, of which $3.5 million and $4.0 million are payable in 2012 and 2014, respectively. In addition, fixed costs of $2.0 million per quarter are payable in 2013 if we exercise our option to have product manufactured in the facility in 2013.  The agreement also includes variable pricing during the contract term. We may seek to enter into additional contract manufacturing arrangements. We expect to work with third parties specializing in particular industries to convert Biofene by simple chemical processes and to sell it initially primarily in the forms of squalane, diesel, base oils for industrial lubricants, and other products.

Under the terms of these contract manufacturing agreements, we provided necessary equipment for the manufacturing of its products, over which we retained ownership. We also reimbursed the contract manufacturers for an aggregate of $13.8 million in expenditures related to the modification of their facilities, which we recorded as facility modification costs in other assets and amortized them as an offset against purchases of inventory. Certain of these contract manufacturing agreements also impose fixed purchase commitments on us, regardless of the production volumes.

Beginning in March 2012, we initiated a plan to shift production capacity from the contract manufacturing facilities to Amyris-owned plants that are currently under construction. As a result, we evaluated our contract manufacturing agreements and recorded a loss of $31.2 million related to $10.0 million in facility modification costs and $21.2 million of fixed purchase commitments in the first quarter of 2012. We computed the loss on facility modification costs and fixed purchase commitments using the same lower of cost or market approach that is used to value inventory. The computation of the loss on firm purchase commitments is subject to several estimates, including cost to complete and the ultimate selling price of any of our products manufactured at the relevant production facilities, and is therefore inherently uncertain. We also recorded a loss on write off of production assets of $5.5 million related to Amyris-owned production equipment at contract manufacturing facilities in the three months ended March 31, 2012.

Based on our current production volumes, estimated cost and selling price we do not expect losses on firm purchase commitments beyond what we recorded in the three months ended March 31, 2012. We will continue to evaluate the potential for losses in future periods based on updated production and sales price assumptions.

During the three and six months ended June 30, 2012, we incurred $10.0 million and $30.2 million, respectively, of scale-up costs to support our production of farnesene-derived products that are included within cost of products sold. These scale-up costs include the contract manufacturing cost related to production of farnesene-derived products and the finishing of farnesene into finished products. We continue to commit significant resources to our production process in advance of our achieving full commercial production volume. As only a portion of our production costs varies with our revenue, our production costs will be greater than our revenue until we achieve significant product volume. We anticipate that our production costs will decrease as we continue to improve our processes and increase throughput.

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

Financing and Revenues

In the first two quarters of 2012, we have completed multiple financings involving loans and convertible debt and equity offerings. Most recently, in May 2012, we completed a private placement of 1,736,100 shares of our common stock at a price of $2.36 for aggregate proceeds of $4.1 million. We expect to need additional financing in coming quarters, and expect that such financing will include additional offerings of securities or incurring additional debt if such financing sources become available on appropriate terms for the company and its stockholders.

Since inception through June 30, 2012, we have recognized $367.5 million in revenue, primarily from the sale of ethanol and reformulated ethanol-blended gasoline by our Amyris Fuels subsidiary. We currently expect to transition out of the Amyris Fuels business during 2012 and we do not expect to be able to replace the revenues lost in the near term as a result of this transition, particularly in 2012 and 2013 while we continue our efforts to establish a renewable products business.

Liquidity

We expect to fund operations for the foreseeable future with cash and investments currently on hand, with cash inflows from existing collaboration and grant funding, cash contributions from product sales, and with new debt and equity financing. Our anticipated working capital needs and our planned operating and capital expenditures for the remainder of 2012 and for 2013 will require significant inflows of cash from credit facilities and similar sources of indebtedness, as well as funding from collaboration partners. Some of these necessary financing sources are subject to risk that we cannot meet milestones, are not yet subject to definitive agreements or have not committed to funding arrangements. In addition, our anticipated working capital needs and strategic plans in 2012 and beyond will depend on our ability to identify and secure additional sources of funding beyond those we have currently identified. Such sources of funding may include equity or debt offerings, in addition to collaboration revenue and other forms of debt. If we fail to secure such funding, we may be forced to curtail our operations, which could include reductions or delays of planned capital expenditures or scaling back our operations. If we are forced to curtail our operations, we may be unable to proceed with construction of certain planned production facilities, including the plants at Usina São Martinho and Paraíso Bioenergia, enter into definitive agreements for supply of feedstock and associated production arrangements that are currently subject to letters of intent, commercialize our products within the timeline we expect, or otherwise continue our business as currently contemplated.

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

In July 2012, we entered into a Note of Bank Credit and a Fiduciary Conveyance of Movable Goods agreements with Nossa Caixa and Banco Pine. Under such agreements and instruments, we may borrow an aggregate of R$52.0 million (approximately US$25.7 million based on the exchange rate as of June 30, 2012) as financing for capital expenditures relating to our manufacturing facility at Paraíso Bioenergia S.A. in Brazil.  Under the loan agreements, Pine has agreed to lend R$22.0 million and Nossa Caixa has agreed to lend R$30.0 million.  The funds for the Loans are provided by Banco Nacional de Desenvolvimento Econômico e Social - BNDES, but are guaranteed by the lenders. The loans have a final maturity date of July 15, 2022 and bear a fixed interest rate of 5.5% per year.  For the first two years that the loans are outstanding, we are required to pay interest only on a quarterly basis.  After August 15, 2014, we are required to pay equal monthly installments of both principal and interest for the remainder of the term of the loans.

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

As part of our operating plan for 2012, we continually look at ways to reduce our cost structure by improving efficiency in our operations and reducing non-critical expenditures.  We expect these efforts to include adjustments to the timing and scope of planned capital and operating expenditures in the coming quarters.

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

Shipping and handling costs charged to customers are recorded as revenues. Shipping costs are included in cost of products sold. Such charges were not significant in any of the periods presented.

Grants and Collaborative Research Services

Revenues from collaborative research services are recognized as the services are performed consistent with the performance requirements of the contract. In cases where the planned levels of research services fluctuate over the research term, we recognize revenues using the proportionate performance method based upon actual efforts to date relative to the amount of expected effort to be incurred by us. When up-front payments are received and the planned levels of research services do not fluctuate over the research term, revenues are recorded on a ratable basis over the arrangement term, up to the amount of cash received. When up-front payments are received and the planned levels of research services fluctuate over the research term, revenues are recorded using the proportionate performance method, up to the amount of cash received. Where arrangements include milestones that are determined to be substantive and at risk at the inception of the arrangement, revenues are recognized upon achievement of the milestone and is limited to those amounts whereby collectibility is reasonably assured.

Government grants are made pursuant to agreements that generally provide cost reimbursement for certain types of expenditures in return for research and development activities over a contractually defined period. Revenues from government grants are recognized in the period during which the related costs are incurred, provided that the conditions under which the government grants were provided have been met and only perfunctory obligations are outstanding. Under the DARPA contract signed in June 2012, the Company will receive funding based on achievement of program milestones and accordingly the Company will recognize revenue based on achievement of the milestones.

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

We make estimates and judgments about future undiscounted cash flows and fair values. Although our cash flow forecasts are based on assumptions that are consistent with our plans, there is significant exercise of judgment involved in determining the cash flow attributable to a long-lived asset over its estimated remaining useful life. Our estimates of anticipated cash flows could be reduced significantly in the future. As a result, the carrying amounts of our long-lived assets could be reduced through impairment charges in the future. We recorded losses on write off of production assets of $5.5 million and zero during the six months ended June 30, 2012 and 2011, respectively.

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

We evaluate our intangible assets with finite lives for indications of impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Intangible assets consist of purchased licenses and permits and are amortized on a straight-line basis over their estimated useful lives. Factors that could trigger an impairment review include significant under-performance relative to historical or projected future operating results, significant changes in the manner of our use of the acquired assets or the strategy for our overall business or significant negative industry or economic trends. If this evaluation indicates that the value of the intangible asset may be impaired, we make an assessment of the recoverability of the net carrying value of the asset over its remaining useful life. If this assessment indicates that the intangible asset is not recoverable, based on the estimated undiscounted future cash flows of the technology over the remaining amortization period, we will reduce the net carrying value of the related intangible asset to fair value and may adjust the remaining amortization period. Any such impairment charge could be significant and could have a material adverse effect on our reported financial results. We have not recognized any impairment charges on our intangible assets through June 30, 2012.

Stock-Based Compensation

Stock-based compensation cost for RSUs is measured based on the closing fair market value of our common stock on the date of grant. Stock-based compensation cost for stock options and employee stock purchase plan rights is estimated at the grant date and offering date, respectively, based on the fair-value using the Black-Scholes option pricing model. We amortize the fair value of the employee stock options on a straight-line basis over the requisite service period of the award, which is generally the vesting period. The measurement of nonemployee stock-based compensation is subject to periodic adjustments as the underlying equity instruments vest, and the resulting change in value, if any, is recognized in our consolidated statements of operations during the period the related services are rendered. There is inherent uncertainty in these estimates and if different assumptions had been used, the fair value of the equity instruments issued to nonemployee consultants could have been significantly different.

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

The fair value of employee stock options was estimated using the following weighted-average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Expected dividend yield	—%	—%	—%	—%
Risk-free interest rate	1.1%	2.5%	1.1%	2.5%
Expected term (in years)	6.0	5.9	6.0	5.9
Expected volatility	76%	86%	76%	86%

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

Expected dividend yield was assumed to be zero as we have not paid, and do not anticipate, declaring any cash dividends to holders of our common stock in the foreseeable future.

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

Recognition of deferred tax assets is appropriate when realization of such assets is more likely than not. We recognize a valuation allowance against our net deferred tax assets if it is more likely than not that some portion of the deferred tax assets will not be fully realizable. This assessment requires judgment as to the likelihood and amounts of future taxable income by tax jurisdiction. At June 30, 2012, we had a full valuation allowance against all of our deferred tax assets.

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

Results of Operations

The following table sets forth our condensed consolidated statement of operations data for the periods shown (in thousands except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(In Thousands, Except share and Per Share Amounts)
Consolidated Statement of Operations Data:
Revenues
Product sales	$15,580	$27,816	$41,887	$61,836
Grants and collaborations revenue	3,683	4,186	6,845	7,340
Total revenues	19,263	32,002	48,732	69,176
Costs and operating expenses
Cost of products sold	23,636	29,136	67,447	63,518
Loss on purchase commitments and write off of production assets	—	—	36,652	—
Research and development(1)	18,500	23,446	39,844	43,181
Sales, general and administrative(1)	22,231	22,249	43,946	38,227
Total costs and operating expenses	64,367	74,831	187,889	144,926
Loss from operations	(45,104)	(42,829)	(139,157)	(75,750)
Other income (expense):
Interest income	503	341	1,109	641
Interest expense	(1,260)	(304)	(2,314)	(881)
Other expense, net	(1,025)	(201)	(1,176)	(150)
Total other expense	(1,782)	(164)	(2,381)	(390)
Loss before income taxes	(46,886)	(42,993)	(141,538)	(76,140)
Benefit from (provision for) income taxes	(249)	175	(493)	175
Net loss	$(47,135)	$(42,818)	$(142,031)	$(75,965)
Net loss attributable to noncontrolling interest	329	203	677	213
Net loss attributable to Amyris, Inc. common stockholders	$(46,806)	$(42,615)	$(141,354)	$(75,752)
Net loss per share attributable to common stockholders, basic and diluted	$(0.81)	$(0.95)	$(2.63)	$(1.71)
Weighted-average shares of common stock outstanding used in computing net loss per share of common stock, basic and diluted	57,442,834	44,626,721	53,828,541	44,239,104
___________________________________________________
(1) Includes stock-based compensation expense.

Comparison of Three Months Ended June 30, 2012 and 2011

Revenues

	Three Months Ended June 30,		Year-to Year Change	Percentage Change
	2012	2011
	(Dollars in thousands)
Revenues
Product sales	$15,580	$27,816	$(12,236)	(44)%
Grants and collaborations revenue	3,683	4,186	(503)	(12)%
Total revenues	$19,263	$32,002	$(12,739)	(40)%

Our total revenues decreased by $12.7 million to $19.3 million from $32.0 million in the same period of 2011, with such decease primarily resulting from decreases in product sales. Revenue from product sales decreased by $12.2 million to $15.6 million primarily from lower sales of ethanol and reformulated ethanol-blended gasoline purchased from third parties, with a decrease in gallons sold and a decrease in average selling price per gallon compared to 2011. We sold 1.1 million gallons of ethanol and 3.5 million gallons of reformulated ethanol-blended gasoline compared to 2.1 million gallons of ethanol and 7.1 million gallons of reformulated ethanol-blended gasoline sales in the prior year. Product sales of farnesene-derived products increased $2.2 million over the prior quarter, as the quarter ended June 30, 2011 represented our first quarter of sales of our renewable products. Grants and collaborations revenue was generally flat for the periods presented.

Nearly all of our revenues to date have come from the sale of ethanol and reformulated ethanol-blended gasoline by our Amyris Fuels subsidiary, with the remainder coming from renewable products as well as from collaborations and government grants. We currently expect to transition out of the Amyris Fuels business during 2012 which will result in the loss of all future Amyris Fuels revenue. We do not expect to be able to replace much of the revenue lost in the near term as a result of this transition, particularly in 2012 and 2013 while we continue our efforts to establish a renewable products business.

Costs and Operating Expenses

	Three Months Ended June 30,		Year-to Year Change	Percentage Change
	2012	2011
	(Dollars in thousands)
Cost of products sold	$23,636	$29,136	$(5,500)	(19)%
Research and development	18,500	23,446	(4,946)	(21)%
Sales, general and administrative	22,231	22,249	(18)	—%
Total costs and operating expenses	$64,367	$74,831	$(10,464)	(14)%

Cost of Products Sold

Our cost of products sold decreased by $5.5 million to $23.6 million compared to the prior year. We had a decrease of $14.1 million in costs of ethanol and reformulated ethanol-blended gasoline purchased from third parties, which was caused by a decrease in product volume offset in part by an increase in product cost per gallon. Production cost of farnesene-derived products increased by $8.6 million compared to the prior year as we scale up our renewable operations. The current quarter cost of farnesene-derived products included charges related to the write down resulting from applying the lower-of-cost-or-market inventory rules.

We currently expect to transition out of Amyris Fuels, our ethanol and gasoline trading business during 2012, which will result in a reduction of cost of products sold. We plan to make significant capital expenditures in connection with the construction of our large-scale production plant, and expect to continue to incur costs in connection with our contract manufacturing arrangements.

We expect cost of products sold associated with farnesene-derived products to decline if and when we achieve full-scale commercial production at our large-scale manufacturing facility. We are not able to predict when or if this will occur.

Research and Development Expenses

Our research and development expenses decreased by $4.9 million in the second quarter of 2012 compared to the same period of the prior year, primarily the result of a $3.4 million decrease in outside consulting expenses and a $1.3 million decrease in personnel-related expenses associated with lower headcount and corresponding lower stock-based compensation. Research and development expenses included stock-based compensation expense of $1.6 million in 2012 compared to $2.0 million in 2011.

Sales, General and Administrative Expenses

Our sales, general and administrative expenses were flat compared to the prior year. Sales, general and administrative expenses included stock-based compensation expense of $7.4 million and $5.9 million during the second quarter of 2012 and 2011, respectively.

Other Income (Expense)

	Three Months Ended June 30,		Year-to Year Change	Percentage Change
	2012	2011
	(Dollars in thousands)
Other income (expense):
Interest income	$503	$341	$162	48%
Interest expense	(1,260)	(304)	(956)	314%
Other expense, net	(1,025)	(201)	(824)	410%
Total other expense	$(1,782)	$(164)	$(1,618)	987%

Total other expense increased by approximately $1.6 million to $1.8 million in 2012 compared to the prior year. The increase was related primarily to higher interest expense of $1.0 million associated with increased debt balances and higher other expense, net in the 2012 period of approximately $0.8 million related to the change in fair value of a currency interest rate swap arrangement of $1.2 million, offset in part by higher interest income of $0.2 million. We expect interest expense to be greater in 2012 than in 2011 due to increased amounts of debt incurred to fund our operations, including capital expenditures for the coming year. We also may experience exposure to fluctuations in other expense, net in future periods related to changes in the market value of our currency interest rate swap agreement.

Comparison of Six Months Ended June 30, 2012 and 2011

Revenues

	Six Months Ended June 30,		Year-to Year Change	Percentage Change
	2012	2011
	(Dollars in thousands)
Revenues
Product sales	$41,887	$61,836	$(19,949)	(32)%
Grants and collaborations revenue	6,845	7,340	(495)	(7)%
Total revenues	$48,732	$69,176	$(20,444)	(30)%

Our total revenues decreased by $20.4 million to $48.7 million with such decrease primarily resulting from decreases in product sales. Revenue from product sales decreased by $19.9 million to $41.9 million primarily from lower sales of ethanol and reformulated ethanol-blended gasoline purchased from third parties, with a decrease in gallons sold offset in part by an increase in average selling price per gallon. We sold 2.1 million gallons of ethanol and 10.8 million gallons of reformulated ethanol-blended gasoline in the six months ended June 30, 2012 compared to 6.4 million gallons of ethanol and 15.8 million gallons of reformulated ethanol-blended gasoline sales in the comparable period of the prior year. Product sales of our farnesene-derived products increased $4.7 million in the six months ended June 30, 2012. Grants and collaborations revenue declined due to $2.0 million in milestone payments recognized in 2011, with no corresponding amount in 2012 offset, in part, by increase in government grant funding.

Nearly all of our revenues to date have come from the sale of ethanol and reformulated ethanol-blended gasoline by our Amyris Fuels subsidiary, with the remainder coming from renewable products as well as from collaborations and government grants. We currently expect to transition out of the Amyris Fuels, our ethanol and gasoline trading business during 2012 which will result in the loss of all future Amyris Fuels revenues. We do not expect to be able to replace much of the revenue lost in the near term as a result of this transition, particularly in 2012 and 2013 while we continue our efforts to establish a renewable products business.

Costs and Operating Expenses

	Six Months Ended June 30,		Year-to Year Change	Percentage Change
	2012	2011
	(Dollars in thousands)
Cost of products sold	$67,447	$63,518	$3,929	6%
Loss on purchase commitments and write off of production assets	36,652	—	36,652	nm
Research and development	39,844	43,181	(3,337)	(8)%
Sales, general and administrative	43,946	38,227	5,719	15%
Total costs and operating expenses	$187,889	$144,926	$42,963	30%
______________
nm= not meaningful

Cost of Products Sold

Our cost of products sold increased by $3.9 million to $67.4 million in the six months ended June 30, 2012 compared to the same period the prior year. The increase in cost of product sold resulted from the increase in production costs of farnesene-derived products by $28.8 million in the six months ended June 30, 2012 compared to the prior year as we scale up our renewable operations. The current year to date cost of farnesene-derived products included charges related to the write down resulting from applying the lower-of-cost-or-market inventory rules. Offsetting this increase was a decrease of $24.5 million in costs of ethanol and reformulated ethanol-blended gasoline purchased from third parties, which was caused by a decrease in product volume offset in part by an increase in product cost per gallon.

We currently expect to transition out of Amyris Fuels, our ethanol and gasoline trading business during 2012, which will result in a reduction of cost of products sold. We plan to make significant capital expenditures in connection with the construction of our large-scale production plant, and expect to continue to incur costs in connection with our contract manufacturing arrangements.

We expect cost of products sold associated with farnesene-derived products to decline if and when we achieve full-scale commercial production at our large-scale manufacturing facility. We are not able to predict when or if this will occur.

Cost of Products Sold Associated with Loss on Purchase Commitments and Write Off of Production Assets

Beginning in March 2012, we initiated a plan to shift production capacity from contract manufacturing facilities to Amyris-owned plants that are currently under construction. As a result, we evaluated our contract manufacturing agreements and, in the first quarter of 2012, recorded a loss of $31.2 million related to facility modification costs and fixed purchase commitments. We computed the loss on facility modification costs and fixed purchase commitments using the same approach that is used to value inventory-the lower of cost or market value. The computation of the loss on firm purchase commitments is subject to several estimates, including the ultimate selling price of any of our products manufactured at the relevant production facilities, and is therefore inherently uncertain. We also recorded an impairment charge of $5.5 million in the three months ended March 31, 2012 related to Amyris-owned equipment at contract manufacturing facilities, based on the excess of the carrying value of the assets over their fair value.

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

Research and Development Expenses

Our research and development expenses decreased by $3.3 million, primarily the result of a $4.4 million decrease in outside consulting expenses offset in part by higher overhead costs of $1.4 million associated with research and development activities and a $0.5 million increase in personnel-related expenses. Research and development expenses included stock-based compensation expense of $3.1 million in the six months ended June 30, 2012 compared to $3.0 million in 2011.

Sales, General and Administrative Expenses

Our sales, general and administrative expenses increased by $5.7 million, primarily as a result of increased personnel-related expenses of $6.4 million associated with headcount growth and higher stock-based compensation, higher overhead costs of $1.8 million associated with increased headcount offset by $0.8 million lower recruiting and relocation expense and $1.7 million in other expenses. Sales, general and administrative expenses included stock-based compensation expense of $12.4 million and $9.0 million during the six months ended June 30, 2012 and 2011, respectively.

Other Income (Expense)

	Six Months Ended June 30,		Year-to Year Change	Percentage Change
	2012	2011
	(Dollars in thousands)
Other income (expense):
Interest income	$1,109	$641	$468	73%
Interest expense	(2,314)	(881)	(1,433)	163%
Other expense, net	(1,176)	(150)	(1,026)	684%
Total other expense	$(2,381)	$(390)	$(1,991)	511%

Total other expense increased by approximately $2.0 million to $2.4 million primarily due to higher interest expense of $1.4 million associated with increased debt balances and an increase in other expense, net of approximately $1.0 million related to the change in fair value of our currency interest rate swap arrangement of $1.2 million, offset in part by higher interest income of $0.5 million. We expect interest expense to be greater in 2012 than in 2011 due to increased amounts of debt incurred to fund our operations, including capital expenditures for the coming year. We also may experience exposure to fluctuations in other expense, net in future periods related to changes in the market value of our currency interest rate swap agreement.

Liquidity and Capital Resources

	June 30, 2012	December 31, 2011
	(Dollars in thousands)
Working capital (deficit)	$(6,865)	$47,205
Cash and cash equivalents and short-term investments	$67,119	$103,592
Debt and capital lease obligations	$84,714	$47,660

	Six Months Ended June 30,
	2012	2011
	(Dollars in thousands)
Net cash used in operating activities	$(91,610)	$(47,844)
Net cash provided by (used in) investing activities	$(38,108)	$50,275
Net cash provided by financing activities	$102,191	$6,394

As of June 30, 2012, we had cash, cash equivalents and short-term investments of $67.1 million compared to $103.6 million as of December 31, 2011. As of June 30, 2012, we had total debt, including capital lease obligations, of $84.7 million. As of June 30, 2012, we had an accumulated deficit of $522.5 million.

Working Capital (Deficit). Working capital (deficit) was $(6.9) million at June 30, 2012, a decrease of $54.1 million from working capital as of December 31, 2011. This decrease was principally attributable to lower net cash and investment balances of $36.5 million related largely to investment in large scale production plants, increases in short term debt balances of $16.7 million, decline of $9.8 million in other current assets largely related to the write off of facility modification costs at one of our contract manufacturing facilities, offset in part by lower accounts payable balance of $5.5 million.

To support production of our products in contract manufacturing and dedicated production facilities, we have incurred, and we expect to continue to incur, capital expenditures as we invest in these facilities.We plan to secure external debt financing from U.S. and Brazilian sources to help fund our investment in these contract manufacturing and dedicated production facilities.

The timing and amount of capital expenditures for additional production facilities, at least in the near term will depend on our ability to access external sources of financing as well as our business and financial outlook. For example, we believe that the amount of financing that we agree to provide for the construction of bolt-on, or other, production facilities may influence the other terms of the arrangements that we establish with the facility owner, and, accordingly, expect to evaluate the optimal amount of capital expenditures that we agree to fund on a case-by-case basis. We may also consider additional strategic investments or acquisitions. These events may require us to access additional capital through equity or debt offerings. If we are unable to access additional capital, our growth may be limited due to the inability to invest in additional production facilities.

We believe that in order to fund our operations and other capital expenditures for the next twelve months we will be required to raise additional funds, in addition to our existing cash, cash equivalents and short-term investments at June 30, 2012, cash inflows from existing collaboration, grants and product sales, and reductions in cash outflows as a result of planned actions.
Our anticipated working capital needs and our planned operating and capital expenditures for 2012 and 2013 will require significant inflows of cash from equity or credit facilities and similar sources of indebtedness, as well as funding from collaboration partners. Some of these financing sources are subject to risk that we cannot meet milestones, are not yet subject to definitive agreements or have not been committed to. In addition, our anticipated working capital needs and strategic plans in 2012 and beyond will depend on our ability to identify and secure additional sources of funding beyond those we have currently identified. Such sources of funding may include equity or debt offerings, in addition to collaboration revenue and other forms of debt. If we fail to secure such funding, we may be forced to curtail our operations, which could include reductions or delays of planned capital expenditures or scaling back our operations. If we are forced to curtail our operations, we may be unable to proceed with construction and commissioning of certain planned production facilities, including the Usina São Martinho and the Paraíso Bioenergia plants, enter into definitive agreements for supply of feedstock and associated production arrangements that are currently subject to letters of intent, commercialize our products within the timeline we expect, or otherwise continue our business as currently contemplated.

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

Beginning in March 2012, we initiated a plan to shift a portion of our production capacity from contract manufacturing facility to our Amyris-owned plant that is currently under construction. As a result, we evaluated our contract manufacturing agreements and recorded a loss of $31.2 million related to the write-off of $10.0 million in facility modification costs and the recognition of $21.2 million of fixed purchase commitments in the three months ended, March 31, 2012. We computed the loss on facility modification costs and fixed purchase commitments using the same lower of cost or market approach that is used to value inventory. The computation of the loss on firm purchase commitments is subject to several estimates, including cost to complete and the ultimate selling price of any of our products manufactured at the relevant production facilities, and is therefore inherently uncertain. We also recorded a loss on write off of production assets of $5.5 million related to Amyris-owned production equipment at contract manufacturing facilities in the quarter ended March 31, 2012.

Convertible Note Offering. In February 2012, we sold $25.0 million in principal amount of unsecured senior convertible promissory notes due March 1, 2017. The notes have a 3.0% annual interest rate and are convertible into shares of the Company's common stock at a conversion price of $7.0682, subject to adjustment for proportional adjustments to outstanding common stock and anti-dilution provisions in case of dividends and distributions.  The note holders have a right to require repayment of 101% of the principal amount of the notes in an acquisition of Amyris, and the notes provide for payment of unpaid interest on conversion following such an acquisition if the note holders do not require such repayment.  The securities purchase agreement and notes include covenants regarding payment of interest, maintaining our listing status, limitations on debt, maintenance of corporate existence, and filing of SEC reports. The notes include standard events of default resulting in acceleration of indebtedness, including failure to pay, bankruptcy and insolvency, cross-defaults, and breaches of the covenants in the securities purchase agreement and notes, with default interest rates and associated cure periods applicable to the covenant regarding SEC reporting.

Common Stock Offerings. In February 2012, we sold 10,160,325 shares of our common stock in a private placement for aggregate offering proceeds of $58.7 million.

In May 2012, we completed a private placement of 1.7 million shares of our common stock at a price of $2.36 for aggregate proceeds of $4.1 million.

Banco Pine Loans. In December 2011, we received a loan of R$35.0 million (approximately US$17.3 million based on the exchange rate at June 30, 2012) from Banco Pine. Such loan was an advance on anticipated 2012 financing from Nossa Caixa, the Sao Paulo State development bank, and Banco Pine, under which Banco Pine and Nossa Caxia would provide us with loans of up to approximately R$52.0 million (approximately US$25.7 million based on the exchange rate at June 30, 2012) as financing for capital expenditures relating to our manufacturing facility at Paraíso Bioenergia. The maturity date for this loan was originally February 17, 2012; however, in February 2012, we entered into a supplemental agreement with Banco Pine under which the parties agreed to extend the maturity date for the repayment of the original loan from February 17, 2012 to May 17, 2012, and in May 2012, we entered into an additional supplemental extending the maturity date to August 15, 2012. As of June 30, 2012, a principal amount of US$17.3 million was outstanding under this loan. This bridge loan was repaid in July 2012.

In June 2012, we entered into a separate loan agreement with Banco Pine under which Banco Pine provided a short term Bridge Loan of R$52.0 million reais. The Bridge Loan was an additional advance on the anticipated Banco Pine and Nossa Caixa financing described above. The interest rate for the Bridge Loan is 0.4472% monthly (approximately 5.5% on an annualized basis). The principal and interest of loans under the Loan Agreement mature and are required to be repaid on September 19, 2012, subject to extension by Banco Pine. This bridge loan was repaid in July 2012.

We secured these loans to allow us to continue construction and process development at Paraiso, and expect to seek additional loans from this bank and others in order to be able to fund the establishment of other plants in Brazil and elsewhere.

Banco Pine/Nossa Caixa Financing. In July 2012, we entered into a Note of Bank Credit and a Fiduciary Conveyance of Movable Goods agreement with each of Nossa Caixa and Banco Pine. Under such agreements and instruments, each dated as of July 13, 2012, we may borrow an aggregate of R$52.0 million (approximately US$25.7 million based on the exchange rate as of June 30, 2012) as financing for capital expenditures relating to our manufacturing facility at Paraíso Bioenergia. Under the loan agreements, Banco Pine has agreed to lend R$22.0 million and Nossa Caixa has agreed to lend R$30.0 million. The funds for these loans are provided by Banco Nacional de Desenvolvimento Econômico e Social (BNDES), but are guaranteed by the lenders. The loans have a final maturity date of July 15, 2022 and bear a fixed interest rate of 5.5% per year. The loans are secured by certain of our equipment and other tangible assets at the Paraíso Bioenergia manufacturing facility, and we were required to provide parent guarantees to each of the lenders.

BNDES Credit Facility. In December 2011, we entered into a credit facility in the amount of R$22.4 million (approximately US$11.1 million based on the exchange rate at June 30, 2012) with Banco Nacional de Desenvolvimento Econômico e Social, or BNDES, a government owned bank headquartered in Brazil. This BNDES facility was extended as project financing for a production site in Brazil. The credit line is divided into an initial tranche for up to approximately R$19.1 million and an additional tranche of approximately R$3.3 million reais that becomes available upon delivery of additional guarantees. The credit line is available for 12 months from the date of the Credit Agreement, subject to extension by the lender.

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

The credit facility is collateralized by first priority security interest in certain of certain of our equipment and other tangible assets with an original purchase price of R$24.9 million reais. We are a parent guarantor for the payment of the outstanding balance under the BNDES credit facility. Additionally, we are required to provide a bank guarantee equal to 10% of the total approved amount (R$22.4 million reais in total debt) available under the the credit facility. For advances in the second tranche (above R$19.1 million ), we are required to provide additional bank guarantees equal to 90% of each such advance, plus additional Amyris guarantees equal to at least 130% of such advance. The credit agreement contains customary events of default, including payment failures, failure to satisfy other obligations under the Credit Agreement or related documents, defaults in respect of other indebtedness, bankruptcy, insolvency and inability to pay debts when due, material judgments, and changes in control of Amyris Brasil. If any event of default under the credit agreement occurs, the lender may terminate its commitments and declare immediately due all borrowings under the facility. As of June 30, 2012 we had R$19.1 million (approximately US$9.4 million based on the exchange rate at June 30, 2012) in outstanding advances under the BNDES Credit Facility.

FINEP Credit Facility. In November 2010, we entered into a credit facility with Financiadora de Estudos e Projetos, or FINEP, a state-owned company subordinated to the Brazilian Ministry of Science and Technology. This FINEP Credit Facility was extended to partially fund expenses related to our research and development project on sugarcane-based biodiesel, or the FINEP Project, and provides for loans of up to an aggregate principal amount of R$6.4 million (approximately US$3.2 million based on the exchange rate at June 30, 2012) which is guaranteed by a chattel mortgage on certain of our equipment as well as bank letters of guarantee. The first disbursement of approximately R$1.8 million reais was received on February 11, 2011 and the next three disbursements will each be approximately R$1.6 million reais. Subject to compliance with certain terms and conditions under the FINEP Credit Facility, the three remaining disbursements of the loan would become available to us for withdrawal.

Interest on loans drawn under this credit facility is fixed at 5.0% per annum. In case of default under or non-compliance with the terms of the agreement the interest on loans will be dependent on the long-term interest rate as published by the Central Bank of Brazil, or TJLP. If the TJLP at the time of default is greater than 6%, then the interest will be 5.0% + a TJLP adjustment factor otherwise the interest will be at 11.0% per annum. In addition, a fine of up to 10.0% will apply to the amount of any obligation in default. Interest on late balances will be 1.0% interest per month, levied on the overdue amount. Payment of the outstanding loan balance will be made in 81 monthly installments which will commence in July 2012 and extend through March 2019. Interest on loans drawn and other charges are paid on a monthly basis commencing in March 2011. As of June 30, 2012 and December 31, 2011 there were R$1.8 million (approximately US$0.9 million based on the exchange rate at June 30, 2012) outstanding under this FINEP Credit Facility.

The FINEP Credit Facility contains the following significant terms and conditions:

•
We will share with FINEP the costs associated with the FINEP Project. At a minimum, we will contribute approximately R$14.5 million Brazilian reais (US$7.2 million based on the exchange rate at June 30, 2012) of which R$11.1 million to be contributed prior to the release of the second disbursement, which is expected to occur in 2012;

•
After the release of the first disbursement, prior to any subsequent drawdown from the FINEP Credit Facility, we are required to provide letters of guarantee of up to R$3.3 million in aggregate (approximately US$1.6 million based on the exchange rate at June 30, 2012);

•	Amounts released from the FINEP Credit Facility must be completely used by us towards the FINEP Project within 30 months after the contract execution.

Revolving Credit Facility. In December 2010, we established a revolving credit facility with a financial institution that provided for loans and standby letters of credit of up to an aggregate principal amount of $10.0 million, with a sublimit of $5.0 million on standby letters of credit. Interest on loans drawn under this revolving credit facility was equal to (i) the Eurodollar Rate plus 3.0%; or (ii) the Prime Rate plus 0.5%. In case of default or non-compliance with the terms of the agreement, the interest on loans was Prime Rate plus 2.0%. The credit facility was collateralized by a first priority security interest in certain of our present and future assets. In April 2012, we paid $7.7 million of its outstanding loans under this credit facility (see Note 6). In May 2012, we entered into a letter agreement with the bank amending the credit facility agreement to reduce the committed amount under the credit facility from $10.0 million to approximately $2.3 million, and the letters of credit sublimit from $5.0 million to approximately $2.3 million. The amendment also modified the current ratio covenant to require a ratio of current assets to current liabilities of at least 1.3:1 (as compared to 2:1 in the credit facility), and required us to maintain unrestricted cash of at least $15.0 million in its account with the bank. In June 2012, the credit facility was terminated and, as of June 30, 2012, no loans or letters of credit were outstanding.

Amyris Fuels Credit Agreement. We had an uncommitted facility letter with a financial institution to finance the purchase and sale of fuel and for working capital requirements, as needed. We were a parent guarantor for the payment of the outstanding balance under the credit agreement. The agreement was collateralized by a first priority security interest in certain of our present and future assets. The agreement was terminated as of June 30, 2012 and, as of June 30, 2012, we had zero in outstanding letters of credit under the Credit Agreement.

The fair values of the notes payable, loan payable, convertible notes and credit facility are based on the present value of expected future cash flows and assumptions about current interest rates and the creditworthiness of the Company that market participants would use in pricing the debt.

Government Grants. In 2010, we were awarded a $24.3 million “Integrated Bio-Refinery” grant from the U.S. Department of Energy, or DOE. Under this grant, we are required to fund an additional $10.6 million in cost sharing expenses. According to the terms of the DOE grant, we are required to maintain a cash balance of $8.7 million, calculated as a percentage of the total project costs, to cover potential contingencies and cost overruns. These funds are not legally restricted but they must be available and unrestricted during the term of the project. Our obligation for this cost share is contingent on reimbursement for project costs incurred. Through June 30, 2012, we recognized $20.6 million in revenue under this grant, of which $3.3 million was received during the six months ended June 30, 2012.

In August 2010, we were appointed as a subcontractor to National Renewable Energy Laboratory, or NREL, under a DOE grant awarded to NREL. We have the right to be reimbursed for up to $3.9 million, and are required to fund an additional $1.5 million, in cost sharing expenses. Through June 30, 2012, we had recognized $848,000 in revenue under this grant, of which $339,000 was received during the six months ended June 30, 2012.

In June 2012, we entered into a Technology Investment Agreement with The Defense Advanced Research Projects Agency (DARPA), under which we will perform certain research and development activities funded in part by DARPA. The work is to be performed on a cost-share basis, where DARPA funds 90% of the work and we fund the remaining 10% (primarily by providing specified labor). Under the agreement, we could receive funding of up to approximately $8.0 million over two years based on achievement of program milestones, and, accordingly, would be responsible for contributions equivalent to approximately $900,000. The agreement has an initial term of one year and, at DARPA's option, may be renewed for an additional year. Either party may terminate the agreement upon a reasonable determination that the program will not produce beneficial results commensurate with the expenditure of resources, subject to certain consultation obligations. We cannot be sure that we will receive the amount of funding available under the agreement. For example, we may not be able to meet the project milestones on a timely basis or at all. In addition, DARPA may determine that the project is not producing beneficial results commensurate with the expense, and seek to terminate the agreement. Furthermore, like the DOE grant, the DARPA contract requires us to implement certain governance and other processes, and DARPA may audit us and terminate the agreement if it determines we have failed to comply with such requirements.

Cash Flows during the Six Months Ended June 30, 2012 and 2011

Cash Flows from Operating Activities

Our primary uses of cash from operating activities are cost of products sold and personnel-related expenditures offset by cash received from product sales. Cash used in operating activities was $91.6 million and $47.8 million for the six months ended June 30, 2012 and 2011, respectively.

Net cash used in operating activities of $91.6 million for the six months ended June 30, 2012 reflected a net loss of $142.0 million and a $11.0 million net change in our operating assets and liabilities partially offset by non-cash charges of $61.4 million. Net change in operating assets and liabilities of $11.0 million primarily consists of a $9.1 million decrease in accounts payable, a $3.2 million increase in prepaid expenses and other assets, an $1.2 million decrease in accrued and other long term liabilities, a $0.6 million decrease in deferred rent, and $0.3 million decrease in deferred revenue partially offset by a $3.2 million decrease in accounts receivable. Non-cash charges of $61.4 million is primarily related to $36.7 million of losses from firm purchase commitments and write off of production assets at contract manufacturers, $15.4 million of stock-based compensation, and $7.5 million of depreciation and amortization expenses.

Net cash used in operating activities of $47.8 million in the six months ended June 30, 2011 reflected a net loss of $76.0 million partially offset by non-cash charges of $17.3 million and a $10.8 million net change in our operating assets and liabilities. Non-cash charges primarily included $12.0 million of stock-based compensation and $4.8 million of depreciation and amortization.

Cash Flows from Investing Activities

Our investing activities consist primarily of capital expenditures, net investment purchases, maturities and sales.

For the six months ended June 30, 2012, cash used in investing activities was $38.1 million as a result of $45.4 million of capital expenditures and deposits on property and equipment, offset by net sales of short term investments of $8.2 million.

For the six months ended June 30, 2011, cash provided by investing activities was $50.3 million as a result of $80.4 million in net investment maturities and $0.3 million in acquisition of cash in noncontrolling interest offset by $30.5 million of capital expenditures and deposits on property and equipment .

Cash Flows from Financing Activities

For the six months ended June 30, 2012, cash provided by financing activities was $102.2 million, primarily the result of $50.7 million in debt financing and the receipt of $62.6 million in proceeds from sales of common stock in private placements, net of issuance costs. These cash inflows were offset in part by principal payments on debt of $9.5 million and principal payments on capital leases of $2.1 million.

For the six months ended June 30, 2011, cash provided by financing activities was $6.4 million, primarily the result of $7.7 million from debt financing and the receipt of $4.3 million in proceeds from option exercises. These cash receipts were offset in part by principal payments on debt of $3.7 million and principal payments on capital leases of $1.4 million

Off-Balance Sheet Arrangements

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

Contractual Obligations

The following is a summary of our contractual obligations as of June 30, 2012 (in thousands):

	Total	2012 (Six Months)	2013	2014	2015	2016	Thereafter
Principal payments on long-term debt	$80,453	$43,350	$2,458	$2,296	$2,323	$2,354	$27,672
Interest payments on short- and long-term debt, fixed rate(1)	6,529	1,122	1,535	1,372	1,213	1,043	244
Interest payments on short-term debt, variable rate(2)	167	167	—	—	—	—	—
Operating leases	40,703	3,361	6,403	6,482	6,660	6,798	10,999
Principal payments on capital leases	4,259	1,650	1,366	956	287	—	—
Interest payments on capital leases	317	142	123	50	2	—	—
Terminal storage costs	91	82	9	—	—	—	—
Purchase obligations(3)	64,639	16,815	15,442	14,292	9,855	8,235	—
Total	$197,158	$66,689	$27,336	$25,448	$20,340	$18,430	$38,915
______________

(1)	For fixed rate facilities, the interest rates are more fully described in Note 6 of our consolidated financial statements.

(2)	For variable rate facilities, amounts are based on weighted average interest rate which was 6.9% as of June 30, 2012.

(3)	Purchase obligations include non-cancelable contractual obligations and construction commitments of $63.0 million, of which $17.3 million have been accrued as loss on purchase commitments.

This table does not reflect the expenses that we expect to incur in 2012 in connection with research activities under the DOE Integrated Bio-Refinery grant and the DOE grant to NREL, with respect to which we are a subcontractor, for which we will not be reimbursed. We have the right to be reimbursed for up to $24.3 million of a total of up to $34.9 million of expenses for research activities that we undertake under the DOE Integrated Bio-Refinery grant. We have the right to be reimbursed for up to $3.9 million of a total of $5.4 million of expenses for research activities that we undertake under the NREL grant.

Additionally, this table does not reflect the expenses that we expect to incur in 2012 through 2013 in connection with research activities under DARPA under which we will perform certain research and development activities funded in part by DARPA. The work is to be performed on a cost-share basis, where DARPA funds 90% of the work and we fund the remaining 10% (primarily by providing specified labor). Under the agreement, we could receive funding of up to approximately $8.0 million over two years based on achievement of program milestones, and, accordingly, would be responsible for contributions equivalent to approximately $900,000.

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

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio and our outstanding debt obligations. We generally invest our cash in investments with short maturities or with frequent interest reset terms. Accordingly, our interest income fluctuates with short-term market conditions. As of June 30, 2012, our investment portfolio consisted primarily of money market funds and certificates of deposit, all of which are highly liquid investments. Due to the short-term nature of our investment portfolio, our exposure to interest rate risk is minimal.

Additionally, as of June 30, 2012, 78% of our debt portfolio was comprised of fixed-rate debt and the balance of the portfolio was variable-rate debt. We pay variable interest on borrowings under a short-term loan. As of June 30, 2012, our weighted average borrowing rate on the short-term loan was 6.9%. If the interest rate had increased by 100 basis points on the outstanding borrowings under our revolving credit facility as of June 30, 2012, our interest expense would have increased by $173,000 on an annual basis.

Foreign Currency Risk

Most of our sales contracts are denominated in U.S. dollars and, therefore, our revenues are not currently subject to significant foreign currency risk. We do incur certain of our production costs, primarily sugar feedstocks and manufacturing service fees, operating expenses and capital expenditures in currencies other than the U.S. dollar and, therefore, are subject to volatility in cash flows due to fluctuations in foreign currency exchange rates, particularly changes in the Brazilian reais and the Euro. Our bridge loans are subject to foreign currency exchange risk and interest rate risk. Part of the fluctuations in the value of these contracts are offset by the value of the underlying exposures being hedged. As of June 30, 2012 we have entered into a currency interest rate swap arrangement with Banco Pine for R$22.0 million (approximately US$10.9 million based on the exchange rate of June 30, 2012).   The swap arrangement exchanges the principal and interest payments under the bridge loan for alternative principal and interest payments that are subject to adjustment based on fluctuations in the foreign exchange rate between the U.S. dollar and Brazilian real. The swap has a fixed interest rate of 3.94%. This arrangement hedges the fluctuations in the foreign exchange rate between the U.S. dollar and Brazilian real.

Commodity Price Risk

Our exposure to market risk for changes in commodity prices currently relates to our purchases of ethanol and reformulated ethanol-blended gasoline and to purchases of sugar feedstocks. When possible, we manage our exposure to this risk primarily through the use of supplier pricing agreements. We also, at times, use standard derivative commodity instruments to hedge the price volatility of ethanol and reformulated ethanol-blended gasoline, principally through futures contracts. The changes in fair value of these contracts are recorded on the balance sheet and recognized immediately in cost of products sold. We recognized a loss of $258,000 and $2.7 million as the change in fair value for the six months ended June 30, 2012 and 2011, respectively (see Note 3 to our Consolidated Financial Statements).

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act of 1934, as of the end of the period covered by this Quarterly Report on Form 10-Q.  Based on this evaluation, our chief executive officer ("CEO") and chief financial officer ("CFO") concluded that, as of June 30, 2012, our disclosure controls and procedures are designed and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during our second fiscal quarter ended June 30, 2012 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
As of June 30, 2012, we had an accumulated deficit of $522.5 million. We expect to incur additional costs and expenses related to the continued development and expansion of our business, including construction and operation of our manufacturing facilities, our research and development operations, continued operation of our pilot plants and demonstration facility, and engineering and design work. Further, we expect to incur costs related to contract manufacturing arrangements. There can be no assurance that we will ever achieve or sustain profitability on a quarterly or annual basis.
We have very limited experience producing our products at the commercial scale needed for the development of our business.
To commercialize our products, we must be successful in using our yeast strains to produce target molecules at commercial scale and on an economically viable basis. Such production will require that our technology and processes be scalable from laboratory, pilot and demonstration projects, and industrial-scale test runs to commercial-scale production. Up to and through most of 2010, our primary focus was research and development. In 2011, we commenced commercial manufacturing operations at various contract manufacturing facilities. For longer term and more cost-effective production capacity, we are planning to shift most of our production capacity away from these contract manufacturing facilities and complete construction of our own large-scale production plants in Brazil. We have very limited manufacturing experience and cannot be sure that we will be successful in establishing these larger-scale production operations in a timely manner and on a scale that will allow us to meet our plans for commercialization. To help establish our operations, we have outsourced some of our production process development to the contract manufacturers and to other third parties and are relying on them to help us achieve production efficiency in our commercial scale-up efforts. Such third parties may not perform this work as well as we need them to in order for us to produce our products in a commercially viable manner. For example, third parties may prioritize other projects or customers or lack expertise or resources at any given time. Based on, among other things, the foregoing risks and uncertainties associated with launching manufacturing facilities and our reliance on third parties to address some of the challenges, we may not be able to scale up our production in a timely manner, if at all. Even to the extent we successfully complete product development in our laboratories and pilot and demonstration facilities and conduct successful industrial-scale test runs, we may be unable to translate such success to commercial operations. If this occurs, our ability to commercialize our technology will be adversely affected, and, with respect to any products that we are able to bring to market, we may not be able to lower the cost of production, which would adversely affect our ability to sell our products and achieve profits. Similarly, our ability to produce the volume of Biofene covered by our existing offtake agreements is based in part on our ability to achieve substantially higher production efficiencies than we have to date. We may never achieve those production efficiencies.
We will require additional financing to fund our anticipated operations and may not be able to obtain such financing on favorable terms, if at all.
We will continue to need to fund our research and development and related activities and to provide working capital to fund production, storage, distribution and other aspects of our business. We may also from time to time consider acquisitions of other companies, assets or technologies to accelerate our research and development and commercialization efforts. In addition, we plan to make significant capital expenditures to construct and commission our large-scale production plants, and expect to continue to incur costs in connection with our contract manufacturing arrangements. Furthermore, our anticipated working capital needs and our planned operating and capital expenditures for 2012 and 2013 will require significant inflows of cash from collaboration partners, as well as funding from equity offerings or credit facilities and similar sources of indebtedness. Some of these necessary financing sources are subject to risk that we cannot meet milestones, are not yet subject to definitive agreements or have not committed to funding arrangements. In addition, our anticipated working capital needs and strategic plans for 2012 and beyond will depend on our ability to identify and secure additional sources of funding beyond those we have currently identified. Such sources of funding may include equity or debt offerings, in addition to collaboration revenue and other forms of debt financing. If we fail to secure such funding, we may be forced to curtail our operations, which could include reductions or delays of planned capital expenditures or scaling back our operations. For example, in late 2011 and 2012, we commenced a reassessment of the timing for construction projects relating to our proposed manufacturing plant at Usina São Martinho due to financing constraints. As a result, the timeline for the facility at Usina São Martinho is unclear and adjustments to the project, up to and including re-negotiation or termination of the agreements, are possible. The plan for the facility at Usina São Martinho depends on the timing and success of financing activities and production priorities. If we are forced to curtail our operations, we may be unable to continue or complete construction of certain planned production facilities, including the Usina São Martinho and the Paraíso Bioenergia plants, enter into definitive agreements for supply of feedstock and associated production arrangements that are currently subject to letters of intent, commercialize our products within the timeline we expect, or otherwise continue our business as currently contemplated.
If, to support our planned operations, we seek additional types of funding that involve the issuance of equity securities, our existing stockholders could suffer dilution. For example, in February 2012, we completed a private placement of our common stock that resulted in the issuance of approximately 10.2 million shares of our common stock and entered into a securities purchase agreement that resulted in the issuance of $25.0 million in unsecured senior convertible promissory notes that are convertible into common stock at an initial conversion price of $7.0682. The convertible notes contain various covenants, including restrictions on the amount of debt we are permitted to incur. In May 2012, we completed another private placement of our common stock where we sold approximately 1.7 million shares of our common stock to certain members of our Board and parties related to them. We may conduct additional financings if they become available on appropriate terms and we deem them to be consistent with our financing strategy. If we raise additional debt financing, we may be subject to additional restrictive covenants that limit our ability to conduct our business and could cause us to be at risk of defaults.
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
We have selected Brazil as the optimal geography for a substantial proportion of the initial large-scale commercial production of our products, largely because of the availability of sugarcane as a feedstock and the existing infrastructure for producing, gathering and processing this sugarcane. Our business plan envisions that we will develop this production capacity primarily through arrangements with existing sugar and ethanol producers. For example, in 2010, we entered into an agreement with Usina São Martinho, a sugar and ethanol producer in Brazil, for the joint ownership and development of a production facility at the Usina São Martinho mill. More recently, we entered into a manufacturing agreement with Paraíso Bioenergia, also in Brazil, under which we will be responsible for construction of a production facility. In late 2011 and 2012 we commenced a reassessment of the timing of construction projects relating to the Usina São Martinho plant due to financing constraints and a decision to seek proof of concept at a smaller scale. As a result, the timeline for Usina São Martinho is unclear and adjustments to the project, up to and including re-negotiation or termination of the agreements, are possible. The plan for Usina São Martinho depends on the timing and success of financing activities and production priorities. Based on these priorities and economic considerations relating to anticipated production costs at contract manufacturing facilities, we have adjusted our near-term focus to completion and commissioning the planned facility at Paraíso Bioenergia. A substantial component of our planned production capacity in the near and long term depends on the completion and commencement of operations at this production facility, and development of additional facilities using similar models thereafter.
Delays in completion of our large-scale production facilities will cause delays in our ramp-up of production and hamper our ability to reduce our production costs. We have had to adjust our goals for production volume in 2012 and beyond based on, among other things, our ability to raise sufficient financing to fund construction and commissioning costs, delays in process development at contract manufacturing facilities, production economics at contract manufacturing facilities and related decisions regarding production volume at such facilities, and uncertainty relating to the timing of these large-scale facilities. Once our production facilities are operational, they must perform as we have designed them. If we encounter significant delays, cost overruns, engineering problems, equipment supply constraints or other serious challenges in bringing these facilities online, we may be unable to produce our initial renewable products in the time frame we have planned, or we may need to continue to use contract manufacturing sources to a greater degree, which would reduce our expected gross margins. Further, if our efforts to complete and commence production at these facilities are not successful, other mill owners in Brazil may decide not to work with us to develop additional production facilities, demand more favorable terms or delay their commitment to invest capital in our production.
Our construction of manufacturing facilities requires significant capital expenditures and subjects us to significant liquidity and production risks.
Our manufacturing facility at Paraíso Bioenergia is our principal focus for production capacity as we shift away from our dependence on contract manufacturing arrangements. Under the agreement with Paraíso Bioenergia, we are designing and building a fermentation and separation plant on leased space at the Paraíso Bioenergia facility, and we are responsible for financing the project. Our initial large-scale production facility construction plan was for the plant at Usina São Martinho and we were responsible for designing and managing the project. We had projected the construction costs of the new facility to total approximately $100 million, but we are currently delaying further work on our facility at Usina São Martinho due to financial constraints and a decision to seek proof of concept at a smaller scale . While Usina São Martinho was obligated under our agreement to contribute up to approximately R$61.8 million reais (approximately US$30.6 million based on the exchange rate as of June 30, 2012), such contributions depended on, among other things, successful commencement of commercial operations at the plant. Based on our shifting manufacturing priorities and uncertainty regarding financing availability, we cannot currently predict when or if our facility at Usina São Martinho will be completed or commence commercial operations, which means that Usina São Martinho's anticipated contribution will be delayed and may never occur. Even if we decide not to fund construction projects, we may not be able to quickly or completely cease incurring costs associated with such projects. For example, we have continued to incur costs associated with the Usina São Martinho project even after we decided to put that project on hold, and expect that such costs will continue as we pay for work already done or committed and scale down construction activity. We anticipate funding construction of our plants at Paraíso Bioenergia and, if we decide to start up construction again, Usina São Martinho, with our existing funds and with additional financing; however, we cannot be sure that we will be able to raise financing for these projects in sufficient amounts or on acceptable terms in a timely manner. If we fail to raise sufficient funds or are required to conserve working capital for other uses, we may be forced to delay or terminate projects, which could have a material adverse effect on our ability to achieve target production levels in the coming years.

The construction and commissioning of our plant at Paraíso Bioenergia is subject to execution and economic risks.
Our decision to focus our efforts for production capacity on the manufacturing facility at Paraíso Bioenergia and shift away from using contract manufacturers means that any failure to establish our plant at Paraíso Bioenergia could have a significant negative impact on our business, including our ability to achieve commercial viability for our products. The plant at Paraíso Bioenergia is under construction and we cannot be sure we will be able to complete construction and commissioning soon enough to commence commercial production to replace farnesene currently produced at contract manufacturing facilities. Furthermore, while we are moving our production focus to our plant at Paraíso Bioenergia based on an expectation that we will ultimately be able to produce farnesene at a lower cost using such facility, we cannot be sure when, or if, using such plant will in fact result in such lower production costs than contract manufacturing facilities. Also, with our facility at Paraíso Bioenergia, we will, for the first time, be the operator of a commercial fermentation and separation facility. We are inexperienced at operating plants and may face unexpected difficulties associated with the operation of the plant. For example, we have in the past, at at certain contract manufacturing facilities, encountered significant delays and difficulties in ramping up production based on contamination in the production process, problems with plant utilities, lack of automation and related human error, issues arising from process modifications to reduce costs and adjust product specifications, and other similar challenges decreased process efficiency, created delays and increased our costs. Such challenges are likely to arise in our plant at Paraíso Bioenergia, and we cannot be certain that we will be able to remedy them quickly or effectively enough to achieve commercially viable near-term production costs and volumes.
As part of our arrangement to build the plant, we have an agreement with Paraíso Bioenergia that provides we are obligated to purchase from Paraíso Bioenergia sugarcane juice corresponding to up to a certain number of tons of sugarcane per year, along with specified water and vapor volumes. Until this annual volume is reached, we are restricted from purchasing sugarcane juice for processing in the facility from any third party, subject to limited exceptions, unless we pay the premium to Paraíso Bioenergia that we would have paid if we bought the juice from them. As such, we will be relying on Paraíso Bioenergia to supply such juice and utilities on a timely basis, in the volumes we need, and at competitive prices. If a third party can offer superior prices and Paraíso Bioenergia does not consent to our purchasing from such third party, we would be required to pay Paraíso Bioenergia the applicable premium, which would have a negative impact on our production cost. Furthermore, we agreed to pay a price for the juice that is based on the lower of the cost of two other products produced by Paraíso Bioenergia using such juice, plus a premium.

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
The terms of our joint venture with Usina São Martinho are complex and are set forth in a number of agreements and schedules. If we and Usina São Martinho disagree over the interpretation of any of these joint venture documents, the future success of the joint venture may be impaired and any amount that we have invested in it may be at risk. In late 2011 and 2012 we commenced a reassessment of the timing for construction projects relating to the Usina São Martinho plant due to financing constraints and a decision to seek proof of concept at a smaller scale. As a result, the timeline for Usina São Martinho is unclear and adjustments to the project, up to and including re-negotiation or termination of the agreements, are possible. The consequences of such actions could cause us to incur obligations and expenses under the agreements with Usina São Martinho.
Under the agreements governing the joint venture, upon the commencement of plant operations, the joint venture has agreed to purchase, and Usina São Martinho has agreed to provide, feedstock for a price that is based on the average return that Usina São Martinho could receive from the production of its current products, sugar and ethanol. If the cost of these products increases relative to the price at which we can sell the output that we are required to purchase from the joint venture, our return on sales of products produced by the joint venture would be adversely affected. We are required to purchase the output of the joint venture for the first four years at a price that guarantees the return of Usina São Martinho's investment plus a fixed interest rate. We may not be able to sell the output at a price that allows us to achieve anticipated, or any, level of profitability on the product we acquire under these terms. Similarly, the return that we are required to provide the joint venture for products after the first four years may have an adverse effect on the profitability we achieve from acquiring the mill's output. Finally, our purchase obligation with the mill requires us to purchase the output regardless of whether we have a customer for such output, and our results of operations and financial condition would be adversely affected if we are unable to sell the output that we are required to purchase.
If the joint venture fails to commence operations by the end of 2013, Usina São Martinho has the right to terminate the joint venture and require us to buy the joint venture's assets at fair value and transfer them to another location. In that event, we could incur significant costs and be required to find alternative locations for the facility. In addition, if Amyris Brasil becomes controlled, directly or indirectly, by a competitor of Usina São Martinho, then Usina São Martinho has the right to acquire our interest in the joint venture and if Usina São Martinho becomes controlled, directly or indirectly, by a competitor of ours, then we have the right to sell our interest in the joint venture to Usina São Martinho. In either case, the purchase price is to be determined in accordance with the joint venture agreements, and we would continue to have the obligation to acquire products produced by the joint venture for the remainder of the term of the supply agreement then in effect even though we might no longer be involved in the joint venture's management.
We may seek to enter into arrangements with Brazilian sugar and ethanol producers to produce a substantial portion of our products, and if we are not able to complete these arrangements in a timely manner and on terms favorable to us, our business will be adversely affected.
To expand our production in Brazil beyond that of our initial production facilities, we may seek to enter into agreements with other sugar and ethanol producers in Brazil that require them to make a substantial capital or operating contribution to partner with us to produce our renewable products. In return, we expect to provide them with a share of the higher gross margin we believe we will realize from the sale of these products relative to their existing products. There can be no assurance that a sufficient number of Brazilian sugar and ethanol mill owners will accept the opportunity to partner with us for the production of our products, whether on those terms or at all. Reluctance on the part of mill owners may be caused, for example, by their failure to understand our technology or product opportunities or agree with the greater economic benefits that we believe they can achieve from partnering with us. Mill owners may also be reluctant or unable to obtain needed capital, or they may be limited by existing contractual obligations with other third parties, liability, health and safety concerns, additional maintenance, training, operating and other ongoing expenses. We have entered into letters of intent with certain Brazilian sugar and ethanol producers to produce our products and Usina São Martinho has the option for production at a second mill, but these do not bind either the mill owner or us to enter into and proceed with a formal relationship. In addition, there are numerous issues regarding these mill relationships that must be successfully negotiated with each of the mill owners and we may not be successful in completing these negotiations. Even if sugar and ethanol producers are willing to build new facilities and produce our products, they may do so only on economic terms that place more of the cost, or confer less of the economic return, on us than we currently anticipate. If we are not successful in negotiations with sugar and ethanol mill owners, our cost of gaining this production capacity may be higher than we anticipate in terms of up-front costs, capital expenditure or lost future returns, and we may not gain the production base that we need in Brazil to allow us to grow our business.
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
We commenced commercial production of Biofene and some specialty chemical products in 2011 through the use of contract manufacturers, and we anticipate that we will continue to use contract manufacturers for chemical conversion and production of end-products, as well as for production of Biofene, until Paraíso Bioenergia or a similar plant commences commercial operations. Depending on global supply needs and the success of Paraíso Bioenergia, some of these facilities may continue production even after Paraíso Bioenergia begins operations. Setting up sufficient contract manufacturing facilities requires us to make significant capital expenditures, which reduces our cash and places this capital at risk. For example, we have incurred, and expect to continue to incur, significant expenditures in connection with our contract manufacturing arrangements. Furthermore, based on an evaluation of our assets associated with contract manufacturing facilities and anticipated levels of use of such facilities, we recorded a loss on write off of production assets of approximately $5.5 million for the three months ended March 31, 2012. Further write off of such assets may occur in future quarters as we continue to evaluate and adjust our priorities for production, including the levels of utilization of our current and planned manufacturing facilities, which would cause us to incur additional future losses associated with such facilities. In addition, many of our contract manufacturing agreements contain terms that commit us to pay for such capital expenditures and other costs incurred or expected to be earned by the plant operators and owners, which can result in contractual liability and losses for us even if we terminate a particular contract manufacturing arrangement or decide to reduce or stop production under such an arrangement. For example, we incurred a $31.2 million loss in the first quarter of 2012 related to $10.0 million in facility modification costs and $21.2 million of fixed purchase commitment losses associated with a scale-back of production at certain facilities. Some of such agreements also contain requirements to pay bonuses for milestone achievements by the contractor, minimum offtake requirements with penalties for failure to purchase specified amounts in a given period, and other terms that create contingent liabilities or other obligations for us. Any failure to comply with such requirements could result in legal claims against us, resulting in additional liability and diverting management attention, which could have a material adverse effect on our business. For example, one of our contract manufacturers recently sent us a notice of termination and demanded payment of certain ongoing costs and removal of our equipment in connection with our decision to halt production at that plant. Another of our contract manufacturers similarly made claims that we had breached an agreement by suspending production at that plant.
In addition, if we are unable to secure the services of contract manufacturers when and as needed, we may lose customer opportunities and the growth of our business may be impaired. We cannot be sure that contract manufacturers will be available when we need their services, that they will be willing to dedicate a portion of their capacity to our projects, or that we will be able to reach acceptable price and other terms with them for the provision of their production services. If we shift priorities and stop or adjust anticipated production levels at contract manufacturing facilities, such adjustments could also result in disputes or otherwise harm our business relationships with contract manufacturers. In addition, reducing or stopping production at one facility while increasing or starting up production at another facility generally results in significant losses of production efficiency, which can persist for varying periods of time. Also, in order for production to commence under our contract manufacturing arrangements, we will generally have to provide equipment needed for the production of our products and we cannot be assured that such equipment can be ordered, or installed, on a timely basis, at acceptable costs, or at all. In addition, to establish new manufacturing facilities we need to transfer our yeast strains and production processes from lab to commercial plants controlled by third parties, which may pose technical or operational challenges that delay production or increase our costs.
The locations of contract manufacturers can pose additional cost, logistics and feedstock challenges. If production capacity is available at a plant that is remote from usable chemical finishing or distribution facilities, or from customers, we will be required to incur additional expenses in shipping products to other locations. Such costs could include shipping costs, compliance with export and import controls, tariffs and additional taxes, among others. In addition, we may be required to use feedstock from a particular region for a given production facility. The feedstock available in a particular region may not be the least expensive or most effective feedstock for production, which could significantly raise our overall production cost until we are able to optimize the supply chain. For example, we have relied on Antibióticos in Spain for a large percentage of our production volume for certain products. This has meant that we were required to ship Biofene produced in Spain to satisfy demand in various locations around the world. In addition, Antibióticos uses non-sugarcane syrup as its feedstock source, which has resulted in higher production costs than using facilities and feedstocks in the U.S. or Brazil.
If we are unable to decrease our production costs, we may not be able to produce our products at competitive prices and our ability to grow our business will be limited.
Currently, our costs of production are not low enough to allow us to offer many of our planned products at competitive prices. For us to establish significant sales of our specialty chemicals or fuels, we must achieve commercially-viable production efficiencies and cost structures. As discussed above, our strategy for achieving this goal includes moving production away from contract manufacturers and into our own large-scale production plants at sugar and ethanol mills to increase our scale of operations, improving feedstock supply and other production economics. This strategy is in its early stages and is subject to numerous risks, including execution risks associated with building, commissioning and running a new, Amyris-controlled production facility for the first time. Furthermore, our production costs depend on many factors that could have a negative effect on our ability to offer our planned products at competitive prices. Key factors beyond production scale and feedstock cost that impact our production costs include yield, productivity, separation efficiency and chemical process efficiency. Yield refers to the amount of the desired molecule that can be produced from a fixed amount of feedstock. Productivity represents the rate at which our product is produced by a given yeast strain. Separation efficiency refers to the amount of desired product produced in the fermentation process that we are able to extract and the time that it takes to do so. Chemical process efficiency refers to the cost and yield for the chemical finishing steps that convert our target molecule into a desired product. In order to successfully enter transportation fuels and certain chemical markets, we must produce those products at significantly lower costs, which will require both substantially higher yields than we have achieved to date and other significant improvements in production efficiency, including in productivity and in separation and chemical process efficiencies. There can be no assurance that we will be able to make these improvements or reduce our production costs sufficiently to offer our planned products at competitive prices, and any such failure could have a material adverse impact on our business and prospects.
Our ability to establish substantial commercial sales of our products is subject to many risks, any of which could prevent or delay revenue growth and adversely impact our customer relationships, business and results of operations.
There can be no assurance that our products will be approved or accepted by customers, that customers will choose our products over competing products, or that we will be able to sell our products profitably at prices and with features sufficient to establish demand. Although we are now selling squalane and some diesel on a commercial basis, we are in the very early stages of selling our products into the commercial markets we are targeting. Our sales and marketing efforts for our initial products are primarily focused on a small number of target customers and we will need to continually establish that our products are comparable to, or better than, products they currently use that we seek to replace, ultimately both in terms of cost and performance. In addition, these customers will need to complete product qualification procedures, which may not be achieved in a timely manner or at all. We also face various risks related to commercial production, including obtaining assistance of contract manufacturers, production process development and production efficiency as discussed in the production risk factors above.
Our manufacturing operations require sugar feedstock, and the inability to obtain such feedstock in sufficient quantities or in a timely manner, or at reasonable prices, may limit our ability to produce our products.
We anticipate that the production of our products will require large volumes of feedstock. To date, we have been relying on a mixture of feedstock sources for use at our contract manufacturing operations, including cane sugar, corn-based dextrose and beet molasses. For our large-scale production facilities in Brazil, we expect to rely primarily on Brazilian sugarcane. We cannot predict the future availability or price of these various feedstocks, nor can we be sure that our mill partners, which we expect to supply the sugarcane feedstock necessary to produce our products in Brazil, will be able to supply it in sufficient quantities or in a timely manner. Furthermore, to the extent we are required to rely on sugar feedstock other than Brazilian sugarcane, the cost of such feedstock may be higher than we expect, increasing our anticipated production costs. Feedstock crop yields and sugar content depend on weather conditions, such as rainfall and temperature, that vary. Weather conditions have historically caused volatility in the ethanol and sugar industries by causing crop failures or reduced harvests. Excessive rainfall can adversely affect the supply of sugarcane and other sugar feedstock available for the production of our products by reducing the sucrose content and limiting growers' ability to harvest. Crop disease and pestilence can also occur from time to time and can adversely affect feedstock growth, potentially rendering useless or unusable all or a substantial portion of affected harvests. With respect to sugarcane, our initial primary feedstock, the limited amount of time during which it keeps its sugar content after harvest and the fact that sugarcane is not itself a traded commodity increases these risks and limits our ability to substitute supply in the event of such an occurrence. If production of sugarcane or any other feedstock we may use to produce our products is adversely affected by these or other conditions, our production will be impaired, and our business will be adversely affected.
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
Our relationship with our strategic partner, Total, may have a substantial impact on our company.
We have entered into a strategic relationship with Total. As part of this relationship, Total has made significant equity investments in our company and has certain board membership rights, as well as certain first negotiation rights in the event of a sale of our company. As a result, Total will have access to a significant amount of information about our company and the ability to influence our management and affairs. Total's right of first negotiation may adversely affect our ability to complete a change in control transaction that our Board of Directors believes is in the best interests of stockholders other than Total.
We also entered into a license, development, research and collaboration agreement with an affiliate of Total, under which we may develop, produce and commercialize products with Total, which contemplated Total paying up to the first $50 million in research costs for selected research and development projects. Under the agreement, Total has a right of first negotiation with us with respect to exclusive commercialization arrangements that we would propose to enter into with certain third parties, as well as the right to purchase any of our products on terms not less favorable than those offered to or received by us from third parties in any market where Total or its affiliates have a significant market position. These rights might inhibit potential strategic partners or potential customers from entering into negotiations with us about future business opportunities. Total also has the right to terminate the collaboration agreement in the event we undergo a sale or change of control to certain entities, which could discourage a potential acquirer from making an offer to acquire us.

In November 2011, we entered into an amendment of the collaboration agreement with Total with respect to development and commercialization of Biofene for diesel. This represented an expansion of the initial collaboration that the parties established in 2010, and established a global, exclusive collaboration for the development of Biofene for diesel and a framework for the creation of a joint venture to manufacture and commercialize Biofene for diesel. In addition, a limited number of other potential products were subject to development for the joint venture on a non-exclusive basis. In July 2012, we entered into a further amendment of the collaboration agreement with Total that expanded Total's investment in the Biofene collaboration, incorporated the development of certain joint venture products for use in diesel and jet fuel into the scope of the collaboration, and changed the structure of the funding from Total to include a convertible debt mechanism. Under the new agreements, Total agreed to fund $30 million during the third quarter of 2012. Further funding will be triggered by Total at annual decision points in mid-2013 and 2014. Upon completion of the research and development program, we and Total would form a joint venture company that would have exclusive rights to produce and market renewable diesel and/or jet fuel. Should Total decide not to pursue commercialization, under certain conditions, it is eligible to recover up to $105 million, payable in March 2017, in the form of cash or in the form of common stock at a conversion price of $7.0682 per share.

Under the new agreements related to the July amendment, the $50 million in funding by Total originally contemplated under the collaboration agreement is deemed to be exhausted, so the funding under the most recent amendment is all the funding still contemplated by our agreements with Total. We cannot be certain that Total will choose to continue funding the research and development program or ultimately opt in to participate in the anticipated joint venture. Under the new agreements, Total may, at any time until its final decision date following the earlier of completion of the research and development program or December 31, 2016, refuse to continue funding or participating in the program and, if it does, any notes issued to Total to date will remain outstanding and become payable or convertible into our common stock. If Total chooses to demand repayment of amounts advanced under the notes, we may not be able to repay them by the maturity date in March 2017 (the same maturity date as we have for $25 million in convertible promissory notes issued earlier in February 2012), which could lead to defaults and our insolvency, and Total and other creditors could pursue collection claims against us. If the notes become convertible and Total chooses to convert them, the resulting issuance of common stock would be dilutive to other stockholders.

The new agreements also provide that we will provide an exclusive license to our intellectual property related to the manufacture and commercialization of Biofene-based diesel and jet fuel to the fuels joint venture, but also provides that we may be required to provide such a license to Total before formation of the joint venture under certain circumstances such as our insolvency. Furthermore, the new agreements contemplate that Total can, if there is a deadlock in finalizing various matters related to the formation of the joint venture, initiate a bidding process where the fair value of the proposed joint venture would be determined and we would be required to choose whether to (i) sell our joint venture assets to Total for 50% of the joint venture value, (ii) proceed with formation of the joint venture with Total as a 50% owner and accept Total's position regarding the funding requirements of the joint venture, or (iii) proceed with the formation of the joint venture with Total as a 50% owner, accepting Total's position regarding the funding requirements of the joint venture, and then sell all or a portion of our 50% interest in the joint venture to Total for a price equal to the fair value multiplied by the percentage ownership of the the joint venture sold to Total. If we are forced to relinquish our rights with respect to diesel and jet fuel under these scenarios (or under an early exclusive license as described above), our ability to continue pursuing our fuels business will be impaired.
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
The loss of any key member of our management or key technical and operational employees, or the failure to attract or retain such employees could prevent us from developing and commercializing our products for our target markets and executing our business strategy. We recently completed a reorganization of our management team, which included departures of some of our executive personnel. Actions such as these could result in distraction to management and employees, cause temporary or longer-term disruption to our operations based on loss of institutional knowledge and transitional activity, and make it more difficult to recruit candidates to work for us. We also may not be able to attract or retain qualified employees in the future due to the intense competition for qualified personnel among biotechnology and other technology-based businesses, particularly in the renewable chemicals and fuels area, or due to the availability of personnel with the qualifications or experience necessary for our business. In addition, our stock price has declined significantly over the last year, which may reduce our ability to recruit and retain employees using equity compensation. If we are not able to attract and retain the necessary personnel to accomplish our business objectives, we may experience staffing constraints that will adversely affect our ability to meet the demands of our collaborators and customers in a timely fashion or to support our internal research and development programs. In particular, our product and process development programs are dependent on our ability to attract and retain highly skilled technical and operational personnel. Competition for such personnel from numerous companies and academic and other research institutions may limit our ability to do so on acceptable terms. All of our employees are at-will employees, which mean that either the employee or we may terminate their employment at any time.

An increase in the price and profitability of ethanol and sugar relative to our products could adversely affect our arrangements with sugar and ethanol producers.
In order to induce owners of sugar and ethanol facilities to partner with us to produce our products, we generally have planned to compensate them for the production of our products based on the revenue they would have realized had they instead produced their traditional products, plus any incremental costs incurred in the production of our products over their usual production costs. Also, our discussions and agreements with mill owners have contemplated sharing a portion of the realized gross margin on any sales of products with these mill owners. An increase in the price of ethanol or sugar relative to the price at which we can sell our products could result in the cost of our products increasing without a corresponding increase in the price at which we can sell our products. In this event our results of operations would be adversely affected. If ethanol prices are sufficiently high that the return from converting a given amount of sugarcane to ethanol exceeds the return from converting that amount of sugarcane into our products, then we will have to compensate the mill owner for that loss or risk the mill owner reverting to the production of ethanol and not producing our products at all. Many factors could cause this unfavorable price dislocation. If sugar prices increase over a sustained period of time, this may encourage sugar production at the expense of ethanol in mills with flexibility to produce both products, which in turn could cause domestic prices in Brazilian reais for ethanol to increase. In addition, the Brazilian government currently requires the use of anhydrous ethanol as a gasoline additive. Any change in these government policies could affect ethanol demand in a way that discourages mill owners from producing our products.
The price of sugarcane and other feedstocks can be volatile as a result of changes in industry policy and may increase the cost of production of our products.
In Brazil, Conselho dos Produtores de Cana, Açúcar e Álcool (Council of Sugarcane, Sugar and Ethanol Producers), or Consecana, an industry association of producers of sugarcane, sugar and ethanol, sets market terms and prices for general supply, lease and partnership agreements for sugarcane. Changes in such prices and terms could result in higher sugarcane prices and/or a significant decrease in the volume of sugarcane available for the production of our products. If Consecana were to cease to be involved in this process, such prices and terms could become more volatile. Similar principles apply to pricing of other feedstocks as well. Any of these events could adversely affect our business and results of operations.
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
In Brazil, GMMs are regulated by the National Biosafety Technical Commission, or CTNBio. We have obtained approval from CTNBio to use GMMs in a contained environment in our Campinas facilities for research and development purposes as well as at a contract manufacturing facility in Brazil. In addition, we have obtained initial commercial approval from CTNBio for one of our current yeast strains. As we continue to develop new yeast strains and deploy our technology at new production facilities in Brazil, we will be required to obtain further approvals from CTNBio in order to use these strains in commercial production in Brazil. We may not be able to obtain approvals from relevant Brazilian authorities on a timely basis, or at all, and if we do not, our ability to produce our products in Brazil would be impaired, which would adversely affect our results of operations and financial condition.
In addition to our production operations in the U.S. and Brazil, we are party to a contract manufacturing agreement with Antibióticos in Spain and expect to identify other locations for production around the world. The use of GMM technology is strictly regulated in the European Union, which has established various directives for member states regarding regulation of the use of such technology, including notification processes for contained use of such technology. We expect to encounter GMM regulations in most, if not all, of the countries in which we may seek to establish production capabilities, and the scope and nature of these regulations will likely be different from country to country. If we cannot meet the applicable requirements in other countries in which we intend to produce products using our yeast strains, or if it takes longer than anticipated to obtain such approvals, our business could be adversely affected.
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
We expect to encounter regulations in most, if not all, of the countries in which we may seek to sell our renewable chemical and fuel products, and we cannot assure you that we will be able to obtain necessary approvals in a timely manner or at all. If our chemical and fuel products do not meet applicable regulatory requirements in a particular country or at all, then we may not be able to commercialize our products and our business will be adversely affected.
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
Our international operations expose us to the risk of fluctuation in currency exchange rates and rates of foreign inflation, which could adversely affect our results of operations.
We currently incur some costs and expenses in Brazilian reais and may in the future incur additional expenses in foreign currencies and derive a portion of our revenues in the local currencies of customers throughout the world. As a result, our revenues and results of operations are subject to foreign exchange fluctuations, which we may not be able to manage successfully. During the past few decades, the Brazilian currency in particular has faced frequent and substantial exchange rate fluctuations in relation to the U.S. dollar and other foreign currencies. There can be no assurance that the Brazilian real will not significantly appreciate or depreciate against the U.S. dollar in the future.
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
In the specialty chemical markets that we are initially seeking to enter, and in other chemical markets that we may seek to enter in the future, we will compete primarily with the established providers of chemicals currently used in these products. Producers of these incumbent products include global oil companies, large international chemical companies and companies specializing in specific products, such as squalane or essential oils. We may also compete in one or more of these markets with products that are offered as alternatives to the traditional petroleum-based or other traditional products being offered in these markets.

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
The oil companies, large chemical companies and well-established agricultural products companies with whom we compete are much larger than we are, have, in many cases, well developed distribution systems and networks for their products, have valuable historical relationships with the potential customers we are seeking to serve and have much more extensive sales and marketing programs in place to promote their products. In order to be successful, we must convince customers that our products are at least as effective as the traditional products they are seeking to replace and we must provide our products on a cost-competitive basis with these traditional products and other available alternatives. Some of our competitors may use their influence to impede the development and acceptance of renewable products of the type that we are seeking to produce.
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
We anticipate that most of our renewable products, and in particular our fuels, will be marketed as alternatives to corresponding petroleum-based products. If the price of oil falls, we may be unable to produce products that are cost-effective alternatives to petroleum-based products. Declining oil prices, or the perception of a future decline in oil prices, may adversely affect the prices we can obtain from our potential customers or prevent potential customers from entering into agreements with us to buy our products. During sustained periods of lower oil prices we may be unable to sell some of our products, which could materially and adversely affect our operating results.

Our pursuit of new product opportunities may not be technically feasible, which would limit our ability to expand our product line and sources of revenues.
In order to grow our business over time we will need to, and we intend to, commit substantial resources, alone or with collaboration partners, to the development and analysis of new molecules that can be produced using our technology, and the new pathways, or microbial strains, required to produce them. There is no guarantee that we will be successful in creating microbial strains that are capable of producing each target molecule or that the molecule can be produced with the required purity profile for a given market in a cost effective manner. For example, some target molecules may be “toxic” to the microbe, which means that the production of the molecule kills the microbe. Other molecules may be biologically producible in small amounts but cannot be produced in quantities adequate for commercial production. Alternatively, the compounds may be produced in adequate quantities but, because they are volatile, we would be unable to capture the compounds in commercially adequate quantities or at a commercially viable cost. In addition, some of our microbes may have longer production cycles that may make production of the target molecules more costly. If we are unable to resolve issues of this nature, we may not be able to expand our product line to introduce new sources of future revenues.
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
Concerns associated with renewable fuels, including land usage, national security interests and food crop usage, continue to receive legislative, industry and public attention. This attention could result in future legislation, regulation and/or administrative action that could adversely affect our business. Any inability to address these requirements and any regulatory or policy changes could have a material adverse effect on our business or the business of our partners or customers, financial condition and results of operations.
Furthermore, the production of our products will depend on the availability of feedstock, especially sugarcane. Agricultural production and trade flows are subject to government policies and regulations. Governmental policies affecting the agricultural industry, such as taxes, tariffs, duties, subsidies, incentives and import and export restrictions on agricultural commodities and commodity products, can influence the planting of certain crops, the location and size of crop production, whether unprocessed or processed commodity products are traded, the volume and types of imports and exports, and the availability and competitiveness of feedstocks as raw materials. Future government policies may adversely affect the supply of feedstocks, restrict our ability to use sugarcane or other feedstocks to produce our products, and negatively impact our future revenues and results of operations.

We may incur significant costs complying with environmental laws and regulations, and failure to comply with these laws and regulations could expose us to significant liabilities.
We use hazardous chemicals and radioactive and biological materials in our business and such materials are subject to a variety of federal, state and local laws and regulations governing the use, generation, manufacture, storage, handling and disposal of these materials both in the U.S. and overseas. Although we have implemented safety procedures for handling and disposing of these materials and related waste products in an effort to comply with these laws and regulations, we cannot be sure that our safety measures are compliant or capable of eliminating the risk of accidental injury or contamination from the use, storage, handling or disposal of hazardous materials. In the event of contamination or injury, we could be held liable for any resulting damages, and any liability could exceed our insurance coverage. There can be no assurance that violations of environmental, health and safety laws will not occur in the future as a result of human error, accident, equipment failure or other causes. Compliance with applicable environmental laws and regulations may be expensive, and the failure to comply with past, present, or future laws could result in the imposition of fines, third party property damage, product liability and personal injury claims, investigation and remediation costs, the suspension of production, or a cessation of operations, and our liability may exceed our total assets. Liability under environmental laws can be joint and several and without regard to comparative fault. Environmental laws could become more stringent over time, imposing greater compliance costs and increasing risks and penalties associated with violations, which could impair our research, development or production efforts and harm our business.
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

•	impairment of assets based on shifting business priorities and working capital limitations;

•	disruptions in the production process at any facility where we produce our products;

•	losses associated with producing our products as we ramp to commercial production levels;

•	any failure to recover value added tax (VAT) that we currently reflect as recoverable in our financial statements (e.g., due to failure to meet conditions for reimbursement of VAT under local law);

•	the timing, size and mix of sales to customers for our products;

•	increases in price or decreases in availability of feedstock;

•	the unavailability of contract manufacturing capacity altogether or at reasonable cost;

•	fluctuations in foreign currency exchange rates;

•	gains or losses associated with our hedging activities, especially in Amyris Fuels;

•	fluctuations in the price of and demand for sugar, ethanol, and petroleum-based and other products for which our products are alternatives;

•	seasonal production and sale of our products;

•	the effects of competitive pricing pressures, including decreases in average selling prices of our products;

•	unanticipated expenses associated with changes in governmental regulations and environmental, health and safety requirements;

•	reductions or changes to existing fuel and chemical regulations and policies;

•	departure of executives or other key management employees;

•	our ability to use our net operating loss carry forwards to offset future taxable income;

•	business interruptions such as earthquakes and other natural disasters;

•	our ability to integrate businesses that we may acquire;

•	risks associated with the international aspects of our business; and

•	changes in general economic, industry and market conditions, both domestically and in our foreign markets.
In addition, nearly all of our revenue to date has come from the sale of ethanol and reformulated ethanol-blended gasoline by our Amyris Fuels subsidiary, with the remainder coming from collaborations and government grants and, more recently, sales of our renewable products. We currently expect to transition out of the Amyris Fuels business during 2012. We do not expect to be able to replace much of the revenue lost in the near term as a result of this transition, particularly in 2012 and 2013 while we continue our efforts to establish a renewable products business. As part of our operating plan for 2012, we have commenced reductions to, and expect to continue to reduce, our cost structure by improving efficiency in our operations and reducing non-critical expenditures. These efforts may include reductions to our workforce and adjustments to the timing and scope of planned capital expenditures in the coming quarters. Resulting headcount reductions to reduce operating expenses may result in reduced collaboration and government grant revenues to the extent that such headcount reductions reduce our ability to dedicate resources to activities funded by such collaborations and grants. Due to these factors and others the results of any quarterly or annual period may not meet our expectations or the expectations of our investors and may not be meaningful indications of our future performance.
Disruption of transportation and logistics services or insufficient investment in public infrastructure could adversely affect our business.
We intend to conduct initial large-scale manufacturing of most of our renewable products in Brazil, where existing transportation infrastructure is relatively underdeveloped. Substantial investments required for infrastructure changes and expansions may not be made on a timely basis or at all. Any delay or failure in making the changes to or expansion of infrastructure could harm demand or prices for our renewable products or impose additional costs that would hinder their commercialization.
In Brazil, a substantial portion of commercial transportation is by truck, which is significantly more expensive than the rail transportation available to U.S. and certain other international producers. Our dependence on truck transport may affect our production cost and, consequently, impair our ability to compete with petroleum-sourced products in local and world markets.
We do not expect to continue to operate a fuels marketing and distribution business in the near term, which could have a material adverse effect on our revenues.
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
Our fuels marketing and distribution business depends on purchasing and reselling ethanol produced by third parties and reformulated ethanol-blended gasoline, which may not be available to us on favorable terms, or at all, and which subjects us to distribution and environmental risks.
Amyris Fuels currently purchases and sells ethanol and reformulated ethanol-blended gasoline under short-term agreements and in spot transactions. Until we complete the transition out of the Amyris Fuels business, we plan to continue the purchase and sale of ethanol and reformulated ethanol-blended gasoline and to hedge the price volatility of ethanol and gasoline using futures contracts. We cannot predict future market prices or other terms of any supply contracts that Amyris Fuels may enter into. We cannot assure you that Amyris Fuels will be able to purchase ethanol and reformulated ethanol-blended gasoline at favorable prices, allowing our ethanol and reformulated ethanol-blended gasoline marketing activities to be profitable. In addition, there can be no guarantee that futures contracts to hedge the risks from the purchase and sale of ethanol and gasoline will effectively mitigate risk as intended, that such hedging instruments will always be available, or that counterparties to such hedging contracts will honor their obligations. As a result of these pricing and hedging uncertainties, Amyris Fuels may incur operating losses, harming our results of operations and financial condition. In addition, in order to distribute and sell ethanol and reformulated ethanol-blended gasoline, Amyris Fuels needs access to certain terminal and other storage capacity for ethanol and reformulated ethanol-blended gasoline, and relies on providers of transportation and transloading services for the movement of ethanol and reformulated ethanol-blended gasoline. If Amyris Fuels is unable to access sufficient terminal and other storage capacity and/or to obtain transportation and transloading services on favorable terms, its business will be substantially harmed, which will reduce our future revenues and adversely affect our results of operations and financial condition. Furthermore, there are potential environmental hazards, including risk of spill or fire, associated with the movement and storage of fuel. Although Amyris maintains insurance coverage to mitigate its exposure to such risks, its liability coverage may not be sufficient for a catastrophic event.

Growth may place significant demands on our management and our infrastructure.
We have experienced, and expect to continue to experience, expansion of our business as we continue to make efforts to develop and bring our products to market. We have grown from 18 employees at the end of 2005 to 445 at June 30, 2012. We are working simultaneously on multiple projects to develop, produce and commercialize several types of renewable chemicals and fuels. Our growth and diversified operations have placed, and may continue to place, significant demands on our management and our operational and financial infrastructure. In particular, continued growth could strain our ability to:

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
 In addition, if our strategy or plans are unsuccessful, we may be forced to scale back our headcount and other aspects of our operating structure to maintain alignment with changing strategies. For example, as part of our operating plan for 2012, we have commenced reductions to, and expect to continue to reduce, our cost structure by improving efficiency in our operations and reducing non-critical expenditures.  These efforts may include reductions to our workforce and adjustments to the timing and scope of planned capital expenditures in the coming quarters.

Managing our growth will require significant expenditures and allocation of valuable management resources. If we fail to achieve the necessary level of efficiency in our organization as it grows, our business, results of operations and financial condition would be adversely impacted.
Our proprietary rights may not adequately protect our technologies and product candidates.
Our commercial success will depend substantially on our ability to obtain patents and maintain adequate legal protection for our technologies and product candidates in the U.S. and other countries. As of July 31, 2012, we had 168 issued U.S. and foreign patents and 319 pending U.S. and foreign patent applications that were owned by or licensed to us. We will be able to protect our proprietary rights from unauthorized use by third parties only to the extent that our proprietary technologies and future products are covered by valid and enforceable patents or are effectively maintained as trade secrets.
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
We rely on trade secrets to protect some of our technology, particularly where we do not believe patent protection is appropriate or obtainable. However, trade secrets are difficult to maintain and protect. Our strategy for contract manufacturing and scale-up of commercial production requires us to share confidential information with our international business partners and other parties. Our product development collaborations with third parties, including with Total, require us to share confidential information, including with employees of Total who are seconded to Amyris during the term of the collaboration. While we use reasonable efforts to protect our trade secrets, our or our business partners' employees, consultants, contractors or scientific and other advisors may unintentionally or willfully disclose our proprietary information to competitors. Enforcement of claims that a third party has illegally obtained and is using trade secrets is expensive, time consuming and uncertain. In addition, foreign courts are sometimes less willing than U.S. courts to protect trade secrets. If our competitors independently develop equivalent knowledge, methods and know-how, we would not be able to assert our trade secrets against them.
We require new employees and consultants to execute confidentiality agreements upon the commencement of an employment or consulting arrangement with us. These agreements generally require that all confidential information developed by the individual or made known to the individual by us during the course of the individual's relationship with us be kept confidential and not disclosed to third parties. These agreements also generally provide that inventions conceived by the individual in the course of rendering services to us shall be our exclusive property. Nevertheless, our proprietary information may be disclosed, or these agreements may be unenforceable or difficult to enforce. Additionally, trade secret law in Brazil differs from that in the U.S. which requires us to take a different approach to protecting our trade secrets in Brazil. Some of these approaches to trade secret protection may be novel and untested under Brazilian law and we cannot guarantee that we would prevail if our trade secrets are contested in Brazil. If any of the above risks materializes, our failure to obtain or maintain trade secret protection could adversely affect our competitive business position.
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
Enforcement of claims that a third party is using our proprietary rights without permission is expensive, time consuming and uncertain. Significant litigation would result in substantial costs, even if the eventual outcome is favorable to us and would divert management's attention from our business objectives. In addition, an adverse outcome in litigation could result in a substantial loss of our proprietary rights and we may lose our ability to exclude others from practicing our technology or producing our product candidates.
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
We may be sued for product liability.
The design, development, production and sale of our products involve an inherent risk of product liability claims and the associated adverse publicity. We may be named directly in product liability suits relating to our products, even for defects resulting from errors of our commercial partners, contract manufacturers or chemical finishers. These claims could be brought by various parties, including customers who are purchasing products directly from us or other users who purchase products from our customers. We could also be named as co-parties in product liability suits that are brought against the contract manufacturers or Brazilian sugar and ethanol mills with whom we partner to produce our products. Insurance coverage is expensive, may be difficult to obtain and may not be available in the future on acceptable terms. We cannot be certain that our contract manufacturers or the sugar and ethanol producers who partner with us to produce our products will have adequate insurance coverage to cover against potential claims. This insurance may not provide adequate coverage against potential losses, and if claims or losses exceed our liability insurance coverage, our business would be adversely impacted. In addition, insurance coverage may become more expensive, which would harm our results of operations.
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
We apply the applicable accounting principles set forth in the U.S. Financial Accounting Standards Board's Accounting

Standards Codification to our intangible assets (including goodwill), which prohibits the amortization of intangible assets with indefinite useful lives and requires that these assets be reviewed for impairment at least annually. There are several methods that can be used to determine the estimated fair value of the in-process research and development acquired in a business combination. We have used the "income method," which applies a probability weighting that considers the risk of development and commercialization, to the estimated future net cash flows that are derived from projected sales revenues and estimated costs. These projections are based on factors such as relevant market size, pricing of similar products, and expected industry trends. The estimated future net cash flows are then discounted to the present value using an appropriate discount rate. These assets are treated as indefinite-lived intangible assets until completion or abandonment of the projects, at which time the assets will be amortized over the remaining useful life or written off, as appropriate. If the carrying amount of the assets is greater than the measures of fair value, impairment is considered to have occurred and a write-down of the asset is recorded. Any finding that the value of our intangible assets has been impaired would require us to write-down the impaired portion, which could reduce the value of our assets and reduce our net income for the year in which the related impairment charges occur.  As of June 30, 2012, we had a net carrying value of approximately $9.1 million in in-process research and development and goodwill associated with our acquisition of Draths Corporation.
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
In 2010, we were awarded a $24.3 million “Integrated Bio-Refinery” grant from the U.S. Department of Energy, or DOE. The terms of this grant make funds available to us to leverage and expand our existing Emeryville, California, pilot plant and support laboratories to develop U.S.-based production capabilities for renewable fuels and chemicals derived from sweet sorghum. Generally, government grant agreements have fixed terms and may be terminated, modified or recovered by the granting agency under certain conditions. For example, our grant requires us to implement substantial reporting, governance and other processes to comply with the grant contract, and we are subject to audits and reviews by government agencies with respect to such compliance. We have limited experience in complying with such government contract requirements, and any compliance failures can result in additional audits, burdensome corrective action plans, and significant penalties, up to and including termination, modification and recovery of the grant by the granting agency. Our first DOE audit was performed in 2011 for the year ended December 31, 2010, and as a result of the audit we were required to implement a corrective action plan with respect to certain administrative requirements. We are subject to follow-on audits by the DOE from time to time to review our compliance and other matters.
In June 2012, we entered into a Technology Investment Agreement with The Defense Advanced Research Projects Agency (DARPA), under which we will perform certain research and development activities funded in part by DARPA. Under the agreement, we could receive funding of up to approximately $8.0 million over two years based on achievement of program milestones and would be responsible for contributions equivalent to approximately $900,000. We cannot be sure that we will receive the amount of funding available under the agreement. For example, we may not be able to meet the project milestones on a timely basis or at all. In addition, DARPA may determine that the project is not producing beneficial results commensurate with the expense, and seek to terminate the agreement in accordance with its terms.
If the DOE or DARPA terminate their agreements with us, our U.S.-based research and development activities could be impaired, which would harm our business. Furthermore, revenues from our DOE grant are generally based on hours of work performed by employees assigned to the activities by the grants. To the extent we reduce our headcount, we may not be able to dedicate the same resources to such projects, reducing our government grant revenues.
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
The market price of our common stock has been, and we expect it to continue to be, subject to significant volatility, and it has declined significantly from our initial public offering price. As of August 3, 2012, the reported closing price for our common stock on the NASDAQ Global Select Market was $3.68. Market prices for securities of early stage companies have historically been particularly volatile. Such fluctuations could be in response to, among other things, the factors described in this “Risk Factors” section or elsewhere in this report, or other factors, some of which are beyond our control, such as:

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

As of June 30, 2012, our executive officers and directors together beneficially owned (excluding options and other rights to acquire common stock) approximately 35% (as determined based on public filings with the SEC), and a single stockholder, Total, beneficially owned approximately 20%, of our outstanding common stock, respectively. This significant concentration of share ownership may adversely affect the trading price for our common stock because investors often perceive disadvantages in owning stock in companies with controlling stockholders. Also, these stockholders, acting together, will be able to control our management and affairs and matters requiring stockholder approval, including the election of directors and the approval of significant corporate transactions, such as mergers, consolidations or the sale of substantially all of our assets. Consequently, this concentration of ownership may have the effect of delaying or preventing a change of control, including a merger, consolidation or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control, even if that change of control would benefit our other stockholders.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Recent Sales of Unregistered Securities

On May 18, 2012, the Company completed a private placement of 1,736,100 shares of its common stock at a price of $2.36 per share for aggregate cash proceeds of $4.1 million.

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

AMYRIS, INC.

Dated:	August 8, 2012	By:	/S/ JOHN G. MELO
John G. Melo President and Chief Executive Officer (Principal Executive Officer)

Dated:	August 8, 2012	By:	/S/ STEVEN R. MILLS
STEVEN R. MILLS Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Index		Previously Filed				Filed Herewith
	Description	Form	File No.	Filing Date	Exhibit

3.01	Restated Certificate of Incorporation	10-Q	001-34885	November 10, 2010	3.01

3.02	Restated Bylaws	10-Q	001-34885	November 10, 2010	3.02

4.01[a]	Form of Common Stock Purchase Agreement among registrant and certain investors					X

10.01	Form of indemnity agreement between registrant and registrant's directors and officers	S-1	333-166135	June 23, 2010	10.01

10.02[b]	Addendum to the Banking Credit Form, dated May 17, 2012, between Amyris Brasil Ltda. and Banco Pine S.A.					X

10.03[b]	Note of Bank Credit, dated June 21, 2012, between Amyris Brasil Ltda. and Banco Pine S.A.					X

10.04bc	Global Derivatives Contract (swap agreement) dated June 15, 2012, between Amyris Brasil Ltda. and Banco Pine S.A.					X

10.05	Amendment to Uncommitted Facility Letter, dated April 17, 2012, among registrant, Amyris Fuels, LLC and BNP Paribas					X

10.06	Letter agreement, dated May 3, 2012, amending Revolving Credit Facility dated December 23, 2010, between registrant and Bank of the West					X

10.07	Letter agreement, dated June 20, 2012, terminating Revolving Credit Facility dated December 23, 2010, as amended, between registrant and Bank of the West					X

10.08[c]	Technology Investment Agreement, dated June 11, 2012, between registrant and The Defense Advanced Research Projects Agency (DARPA)					X

10.09[d]	Offer letter, dated December 21, 2010, between registrant and James Richardson					X

10.10[d]	Offer letter, dated February 11, 2011, between registrant and Paulo Diniz					X

Exhibit Index		Previously Filed				Filed Herewith
	Description	Form	File No.	Filing Date	Exhibit

10.11[d]	Separation agreement, dated April 5, 2012, between registrant and James Richardson					X

10.12[d]	Separation agreement, dated May 1, 2012, between registrant and Tamara Tompkins					X

10.13[d]	Separation agreement, dated May 2, 2012, between registrant and Mario Portela					X

10.14[d]	Letter agreement extending exercise period for outstanding stock options, dated May 31, 2012, between registrant and Jeryl Hilleman					X

10.15[d]	Separation agreement, dated June 18, 2012, between registrant and Neil Renninger					X

31.01	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(c) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.02	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(c) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.01[e]	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.02[e]	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101[f]
The following materials from registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations; (ii) the Condensed Consolidated Balance Sheets; (iii) the Condensed Consolidated Statements of Comprehensive Loss; (iv) the Condensed Consolidated Statements of Stockholders' Equity; (v) the Condensed Consolidated Statements of Cash Flows; and (vi) Notes to Unaudited Condensed Consolidated Financial Statements
X

a.
Substantially identical Common Stock Purchase Agreements, each dated May 18, 2012, were entered into with five separate investors. Registrant has filed the form of such Common Stock Purchase Agreements, which is substantially identical in all material respects to all of such Common Stock Purchase Agreements, except as to the parties thereto and the number of shares purchased. Registrant has included, with Exhibit 4.01, a schedule identifying each of the Common Stock Purchase Agreements and setting forth the material details in which such documents differ from the filed document.

b.
Translation to English from Portuguese in accordance with Rule 12b-12(d) of the regulations promulgated by the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended (the "Exchange Act").

c.	Portions of this exhibit have been omitted pending a determination by the Securities and Exchange Commission as to whether these portions should be granted confidential treatment.

d.	Indicates management contract or compensatory plan or arrangement.

e.
This certification shall not be deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that Section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended or the Exchange Act.

f.
Pursuant to applicable securities laws and regulations, registrant is deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and is not subject to liability under any anti-fraud provisions of the federal securities laws as long as registrant has made a good faith attempt to comply with the submission requirements and promptly amends the interactive data files after becoming aware that the interactive data files fails to comply with the submission requirements.  These interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act, are deemed not filed for purposes of section 18 of the Exchange Act and otherwise are not subject to liability under these sections.