Form 10-Q
period 2013-03-31
AMYRIS, INC.
filed 2013-05-09
CIK 1365916

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013
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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 26, 2013
Common Stock, $0.0001 par value per share	75,760,456 shares

AMYRIS, INC.
QUARTERLY REPORT ON FORM 10-Q
For the Quarterly Period Ended March 31, 2013

PART I

ITEM 1. FINANCIAL STATEMENTS

Amyris, Inc.
Condensed Consolidated Balance Sheets
(In Thousands, Except Share and Per Share Amounts)
(Unaudited)

	March 31,	December 31,
	2013	2012
Assets
Current assets:
Cash and cash equivalents	$23,250	$30,592
Short-term investments	1,605	97
Accounts receivable, net of allowance of $481 and $481, respectively	7,541	3,846
Inventories, net	6,527	6,034
Prepaid expenses and other current assets	9,078	8,925
Total current assets	48,001	49,494
Property, plant and equipment, net	162,253	163,121
Restricted cash	956	955
Other assets	20,778	20,112
Goodwill and intangible assets	9,120	9,152
Total assets	$241,108	$242,834
Liabilities and Equity
Current liabilities:
Accounts payable	$14,161	$15,392
Deferred revenue	10,433	1,333
Accrued and other current liabilities	21,428	24,410
Capital lease obligation, current portion	998	1,366
Debt, current portion	7,082	3,325
Total current liabilities	54,102	45,826
Capital lease obligation, net of current portion	988	1,244
Long-term debt, net of current portion	60,322	61,806
Related party debt	39,528	39,033
Deferred rent, net of current portion	8,129	8,508
Deferred revenue, net of current portion	5,000	4,255
Other liabilities	14,262	15,933
Total liabilities	182,331	176,605
Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock - $0.0001 par value, 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock - $0.0001 par value, 100,000,000 shares authorized as of March 31, 2013 and December 31, 2012; 75,410,031 and 68,709,660 shares issued and outstanding as of March 31, 2013 and December 31, 2012, respectively	8	7
Additional paid-in capital	690,385	666,233
Accumulated other comprehensive loss	(12,088)	(12,807)
Accumulated deficit	(618,941)	(586,327)
Total Amyris, Inc. stockholders’ equity	59,364	67,106
Noncontrolling interest	(587)	(877)
Total stockholders' equity	58,777	66,229
Total liabilities and stockholders' equity	$241,108	$242,834
See the accompanying notes to the unaudited condensed consolidated financial statements.

Amyris, Inc.
Condensed Consolidated Statements of Operations
(In Thousands, Except Share and Per Share Amounts)
(Unaudited)

	Three Months Ended March 31,
	2013	2012
Revenues
Product sales	$2,983	$26,307
Grants and collaborations revenue	4,886	3,162
Total revenues	7,869	29,469
Cost and operating expenses
Cost of products sold	8,960	43,811
Loss on purchase commitments and write off of production assets	—	36,652
Research and development	15,754	21,344
Sales, general and administrative	14,827	21,715
Total cost and operating expenses	39,541	123,522
Loss from operations	(31,672)	(94,053)
Other income (expense):
Interest income	36	606
Interest expense	(1,562)	(1,054)
Other income (expense), net	1,119	(151)
Total other expense	(407)	(599)
Loss before income taxes	(32,079)	(94,652)
Provision for income taxes	(236)	(244)
Net loss	$(32,315)	$(94,896)
Net loss attributable to noncontrolling interest	(299)	348
Net loss attributable to Amyris, Inc. common stockholders	$(32,614)	$(94,548)
Net loss per share attributable to common stockholders, basic and diluted	$(0.44)	$(1.88)
Weighted-average shares of common stock outstanding used in computing net loss per share of common stock, basic and diluted	73,306,860	50,214,192

See the accompanying notes to the unaudited condensed consolidated financial statements.

Amyris, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(In Thousands)
(Unaudited)

	Three Months Ended March 31,
	2013	2012
Comprehensive loss:
Net loss	$(32,315)	$(94,896)
Foreign currency translation adjustment, net of tax	710	1,471
Total comprehensive loss	(31,605)	(93,425)
Loss attributable to noncontrolling interest	(299)	348
Foreign currency translation adjustment attributable to noncontrolling interest	9	(87)
Comprehensive loss attributable to Amyris, Inc.	$(31,895)	$(93,164)

See the accompanying notes to the unaudited condensed consolidated financial statements.

Amyris, Inc.
Condensed Consolidated Statements of Stockholders' Equity
(Unaudited)

	Common Stock
(In Thousands, Except Share and Per Share Amounts)	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total Equity (Deficit)
December 31, 2012	68,709,660	$7	$666,233	$(586,327)	$(12,807)	$(877)	$66,229
Issuance of common stock upon exercise of stock options, net of restricted stock	76,898	—	40	—	—	—	40
Issuance of common stock in a private placement, net of issuance cost of $65	6,567,299	1	19,934				19,935
Shares issued from restricted stock unit settlement	56,174	—	(15)	—	—	—	(15)
Stock-based compensation	—	—	4,193	—	—	—	4,193
Foreign currency translation adjustment, net of tax	—	—	—	—	719	(9)	710
Net loss	—	—	—	(32,614)	—	299	(32,315)
March 31, 2013	75,410,031	$8	$690,385	$(618,941)	$(12,088)	$(587)	$58,777

See the accompanying notes to the unaudited condensed consolidated financial statements

Amyris, Inc.
Condensed Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	Three Months Ended March 31,
	2013	2012
Operating activities
Net loss	$(32,315)	$(94,896)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,390	3,687
Loss on disposal of property, plant and equipment	70	2
Stock-based compensation	4,193	6,521
Amortization of debt discount	495	—
Loss on purchase commitments and write-off of production assets	—	36,652
Change in fair value of derivative instruments	(1,006)	—
Other noncash expenses	—	113
Changes in assets and liabilities:
Accounts receivable	(3,715)	2,227
Inventories, net	(426)	(65)
Prepaid expenses and other assets	(410)	(691)
Accounts payable	(1,626)	(2,417)
Accrued and other long-term liabilities and restructuring	(3,448)	(12,957)
Deferred revenue	9,845	262
Deferred rent	(337)	(294)
Net cash used in operating activities	(24,290)	(61,856)
Investing activities
Purchase of short-term investments	(1,507)	(8,238)
Maturities of short-term investments	—	—
Sales of short-term investments	—	16,449
Change in restricted cash	(1)	—
Purchase of property, plant and equipment, net of disposals	(2,118)	(20,928)
Deposits on property, plant and equipment	—	(849)
Net cash used in investing activities	(3,626)	(13,566)
Financing activities
Proceeds from issuance of common stock, net of repurchases	25	93
Proceeds from issuance of common stock in private placements, net of issuance costs	19,935	58,606
Principal payments on capital leases	(624)	(1,091)
Proceeds from debt issued	2,517	25,004
Principal payments on debt	(992)	(705)
Net cash provided by financing activities	20,861	81,907
Effect of exchange rate changes on cash and cash equivalents	(287)	1,229
Net increase (decrease) in cash and cash equivalents	(7,342)	7,714
Cash and cash equivalents at beginning of period	30,592	95,703
Cash and cash equivalents at end of period	$23,250	$103,417

Amyris, Inc.
Condensed Consolidated Statements of Cash Flows—(Continued)
(In Thousands)
(Unaudited)

	Three Months Ended March 31,
	2013	2012
Supplemental disclosures of cash flow information:
Cash paid for interest	$723	$755
Cash paid for income taxes, net of refunds	$—	$—
Supplemental disclosures of noncash investing and financing activities:
Acquisitions of property, plant and equipment under accounts payable, accrued liabilities and notes payable	$(51)	$(321)
Financing of insurance premium under notes payable	$215	$—
Accrued offering cost of common stock in private placement	$65	$220
Accrued deferred offering costs	$—	$99
Transfer of long term deposits to property, plant and equipment	$—	$11,723

See the accompanying notes to the unaudited condensed consolidated financial statements.

Amyris, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

1. The Company

Amyris, Inc. (the “Company”) was incorporated in California on July 17, 2003 and reincorporated in Delaware on June 10, 2010 for the purpose of leveraging breakthroughs in synthetic biology to develop and provide renewable compounds for a variety of markets. The Company is currently building and applying its industrial synthetic biology platform to provide alternatives to select petroleum-sourced products used in specialty chemical and transportation fuel markets worldwide. The Company's first commercialization efforts have been focused on a renewable hydrocarbon molecule called farnesene (Biofene®), which forms the basis for a wide range of products varying from specialty chemical applications to transportation fuels, such as diesel. While the Company's platform is able to use a wide variety of feedstocks, the Company is focused initially on Brazilian sugarcane. In addition, the Company has entered into various contract manufacturing agreements to support commercial production. The Company has established two principal operating subsidiaries, Amyris Brasil Ltda. (formerly Amyris Brasil S.A., “Amyris Brasil”) for production in Brazil, and Amyris Fuels, LLC ("Amyris Fuels"). Nearly all of the Company's revenues to date have come from the sale of ethanol and reformulated ethanol-blended gasoline with substantially all of the remaining revenues coming from collaborations, government grants and sales of renewable products. In the third quarter of 2012, the Company transitioned out of the ethanol and reformulated ethanol-blended gasoline business. The Company does not expect to be able to replace much of the revenue lost in the near term as a result of this transition, particularly in 2013, while it continues its efforts to establish a renewable products business.

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

The Company expects to fund its operations for the foreseeable future with cash and investments currently on hand, with cash inflows from collaboration and grant funding, cash contributions from product sales, and with new debt and equity financing. The Company's planned 2013 working capital needs and its planned operating and capital expenditures for 2013 are dependent on significant inflows of cash from existing collaboration partners, as well as additional funding from new collaborations, equity or debt offerings, credit facilities or loans, or combinations of these sources. The Company will continue to need to fund its research and development and related activities and to provide working capital to fund production, storage, distribution and other aspects of its business. The Company's operating plan contemplates capital expenditures of approximately $10.0 million in 2013 and the Company expects to continue to incur costs in connection with its existing contract manufacturing arrangements. (See Note 6 - “Debt” and Note 10 - “Stockholders' Equity”).

Liquidity

The Company has incurred significant losses in each year since its inception and believes that it will continue to incur losses and negative cash flow from operations into at least 2014. As of March 31, 2013, the Company had an accumulated deficit of $618.9 million and had cash, cash equivalents and short term investments of $24.9 million. The Company has significant outstanding debt and contractual obligations related to purchase commitments, as well as capital and operating leases. As of March 31, 2013, the Company's debt totaled $106.9 million, of which $7.1 million matures within the next twelve months. In addition, the Company's debt agreements contain various covenants, including restrictions on business that could cause the Company to be at risk of defaults. Please refer to Note 5 “Commitments and Contingencies” and Note 6 “Debt” for further details regarding the Company's obligations and commitments.

In March 2013, the Company signed a collaboration agreement with Firmenich that included a funding component, and obtained a commitment letter from an existing stockholder with respect to additional convertible note funding (see Note 8 - “Significant Agreements” and Note 6 - "Debt"), and the Company expects to use amounts received under these arrangements to fund its operations. Furthermore, the Company is expecting additional funding in 2013 from collaborations, equity or debt offerings, or combinations of these sources. The Company is currently in discussions with potential investors and intends to secure a portion of this additional funding in the second quarter of 2013. However, as of the date of this filing, the Company has not yet secured this additional funding. There can be no assurance that financing will be available on commercially acceptable terms or at all.

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

If fully implemented, these actions are designed to save the Company an estimated $40 million to $45 million over the next twelve months. Implementing this plan could have a material negative impact on the Company's ability to continue its business as currently contemplated, including, without limitation, delays or failures in its ability to:

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying interim condensed consolidated financial statements have been prepared in accordance with the accounting principles generally accepted in the United States of America (“GAAP”) and with the instructions for Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and notes required for complete financial statements. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 28, 2013. The unaudited condensed consolidated financial statements include the accounts of the Company and its consolidated subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

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

Unaudited Interim Financial Information

The accompanying interim condensed consolidated financial statements and related disclosures are unaudited, have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for a fair statement of the results of operations for the periods presented. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. The condensed consolidated results of operations for any interim period are not necessarily indicative of the results to be expected for the full year or for any other future year or interim period.

Recent Accounting Pronouncements

In December 2011, the International Accounting Standards Board ("IASB") and the FASB issued common disclosure requirements that are intended to enhance comparability between financial statements prepared on the basis of U.S. GAAP and those prepared in accordance with IFRS. In January 2013, the FASB issued an accounting standard update to limit the scope of the new balance sheet offsetting disclosures to derivative instruments, repurchase agreements, and securities lending transactions to the extent that they are offset in the financial statement or subject to an enforceable master netting arrangement or similar arrangement. While this guidance does not change existing offsetting criteria in U.S. GAAP or the permitted balance sheet presentation for items meeting the criteria, it requires an entity to disclose both net and gross information about assets and liabilities that have been offset and the related arrangements. Required disclosures under this new guidance should be provided retrospectively for all comparative periods presented. This new guidance is effective for fiscal years beginning on or after January 1, 2013, and interim periods within those years, which was the Company's first quarter of fiscal 2013. The adoption of this guidance did not have a material effect on the Company's consolidated financial statements.

In July 2012, the FASB issued an amended accounting standard update to simplify how entities test indefinite-lived intangible assets for impairment which improve consistency in impairment testing requirements among long-lived asset categories. The amended guidance permits an assessment of qualitative factors to determine whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying value. For assets in which this assessment concludes it is more likely than not that the fair value is more than its carrying value, then the amended guidance eliminates the requirement to perform quantitative impairment testing as outlined in the previously issued standards. The amended guidance is effective for fiscal years beginning after September 15, 2012; however, early adoption is permitted. This amended guidance did not have an impact on the Company's consolidated financial statements.

In February 2013, in connection with the accounting standard related to the presentation of the Statement of Comprehensive Income, the FASB issued an accounting standard update to improve the reporting of reclassifications out of accumulated other comprehensive income of various components. This guidance requires companies to present either parenthetically on the face of the financial statements or in the notes, significant amounts reclassified from each component of accumulated other comprehensive income and the income statement line items affected by the reclassification. This standard is effective for interim periods and fiscal years beginning after December 15, 2012, which was the Company's first quarter of fiscal 2013. The adoption of this guidance did not have a material effect on the Company's consolidated financial statements.

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

As of March 31, 2013, the Company’s financial assets and financial liabilities are presented below at fair value and were classified within the fair value hierarchy as follows (in thousands):

	Level 1	Level 2	Level 3	Balance as of March 31, 2013
Financial Assets
Money market funds	$182	$—	$—	$182
Certificates of deposit	1,565	—	—	1,565
Total financial assets	$1,747	$—	$—	$1,747
Financial Liabilities
Notes payable	$—	$1,452	$—	$1,452
Loans payable	—	23,069	—	23,069
Credit facilities	—	10,906	—	10,906
Convertible notes	—	—	62,401	62,401
Compound embedded derivative liability	—	—	6,842	6,842
Currency interest rate swap derivative liability	—	1,432	—	1,432
Total financial liabilities	$—	$36,859	$69,243	$106,102

The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires management to make judgments and consider factors specific to the asset or liability. The fair values of money market funds are based on fair values of identical assets. The fair values of the loan payable, convertible notes, credit facility and currency interest rate swaps are based on the present value of expected future cash flows and assumptions about current interest rates and the creditworthiness of the Company. Market risk associated with fixed and variable rate long-term debt relates to the potential reduction in fair value and negative impact to future earnings, respectively, from an increase in interest rates.

The carrying amounts of certain financial instruments, such as cash equivalents, accounts receivable, accounts payable, accrued liabilities and notes payable, approximate fair value due to their relatively short maturities, and low market interest rates if applicable. The fair values of the loan payable, convertible notes and credit facility are based on the present value of expected future cash flows and assumptions about current interest rates and the creditworthiness of the Company.

The following table provides a reconciliation of the beginning and ending balances for the compound embedded derivative liability measured at fair value using significant unobservable inputs (Level 3) (in thousands):

Compound Embedded Derivative Liability
Balance at December 31, 2012	$7,894
Total (gain) losses included in other income (expense), net	(1,052)
Balance at March 31, 2013	$6,842

The compound embedded derivative liability, which is included in other liabilities, represents the value of the equity conversion option and a "make-whole" provision of outstanding senior unsecured convertible promissory notes issued to Total Gas & Power USA SAS (see Note 6). There is no current observable market for this type of derivative and, as such, the Company determined the value of the embedded derivative using a Black-Scholes valuation model that combines expected cash outflows with market-based assumptions regarding risk-adjusted yields, stock price volatility, probability of a change of control and the trading information of the Company's common stock into which the notes are convertible. The Company marks the embedded derivative to market due to the conversion price not being indexed to the Company's own stock. Except for the "make-whole interest" provision included in the conversion option, which is only required to be settled in cash upon a change of control at the noteholder's option, the embedded derivative will be settled in either cash or shares. As of March 31, 2013, the Company had enough common shares to settle the conversion option in shares.

The Company’s financial assets and financial liabilities as of December 31, 2012 are presented below at fair value and were classified within the fair value hierarchy as follows (in thousands):

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

Derivative Instruments

The Company’s derivative instruments included Chicago Board of Trade (CBOT) ethanol futures and Reformulated Blendstock for Oxygenate Blending (RBOB) gasoline futures. All derivative commodity instruments were recorded at fair value on the consolidated balance sheets. None of the Company’s derivative instruments were designated as a hedging instrument. Changes in the fair value of these non-designated hedging instruments were recognized in cost of products sold in the consolidated statements of operations. As of March 31, 2013, the Company had no outstanding derivative commodity instruments resulting from the Company's transition out of of its ethanol and ethanol-blended gasoline business in the quarter ended September 30, 2012.

In June 2012, the Company entered into a loan agreement with Banco Pine S.A. under which the bank provided the Company with a short term loan of R$52.0 million (approximately US$25.4 million based on the exchange rate as of December 31, 2012) (the “Bridge Loan”). At the time of the Bridge Loan, the Company also entered into a currency interest rate swap arrangement with Banco Pine with respect to the repayment of R$22.0 million (approximately US$10.9 million based on the exchange rate of as of March 31, 2013). The swap arrangement exchanges the principal and interest payments under the Banco Pine loan of R$22.0 million entered into in July 2012 for alternative principal and interest payments that are subject to adjustment based on fluctuations in the foreign exchange rate between the U.S. dollar and Brazilian real. The swap has a fixed interest rate of 3.94%. Changes in the fair value of the swap are recognized in other income (expense), net in the consolidated statements of operations.

As of March 31, 2013, the Company had recorded a compound embedded derivative liability of $6.8 million which was included in other liabilities and represents the value of the equity conversion option and a "make-whole" provision of outstanding senior unsecured convertible promissory notes issued to Total Gas & Power USA SAS (see Note 6).

Derivative instruments measured at fair value as of March 31, 2013 and December 31, 2012, and their classification on the consolidated balance sheets and consolidated statements of operations, are presented in the following tables (in thousands except contract amounts):

	Asset/Liability as of
	March 31, 2013		December 31, 2012
Type of Derivative Contract	Quantity of Contracts	Fair Value	Quantity of Contracts	Fair Value
Currency interest rate swap, included as net liability in other long term liability	1	$1,432	1	$1,367

	Income Statement Classification	Three Months Ended March 31,
Type of Derivative Contract		2013	2012
		Gain (Loss) Recognized
Regulated fixed price futures contracts	Cost of products sold	$—	$(720)
Currency interest rate swap	Other income (expense), net	$65	$—

4. Balance Sheet Components

Inventories

Inventories are stated at the lower of cost or market and consist of the following (in thousands):

	March 31,	December 31,
	2013	2012
Raw materials	$1,435	$1,574
Work-in-process	2,907	1,771
Finished goods	2,185	2,689
Inventories, net	$6,527	$6,034

The Company evaluates the recoverability of its inventories based on assumptions about expected demand and net realizable value. If the Company determines that the cost of inventories exceeds its estimated net realizable value, the Company records a write-down equal to the difference between the cost of inventories and the estimated net realizable value. Cost is computed on a first-in, first-out basis. Inventory costs include transportation costs incurred in bringing the inventory to its existing location. The Company also evaluates the terms of its agreements with its suppliers and establishes accruals for estimated adverse purchase commitments as necessary, applying the same lower of cost or market approach that is used to value inventory.

Property, Plant and Equipment, net

Property, plant and equipment, net is comprised of the following (in thousands):

		March 31,	December 31,
	Useful Life	2013	2012
Leasehold improvements	Remaining lease term	$39,330	$39,290
Machinery and equipment	7 - 15 Years	107,436	105,162
Computers and software	3 - 5 Years	8,480	8,232
Furniture and office equipment	5 years	2,525	2,467
Buildings	15 Years	6,470	5,888
Vehicles	5 years	543	575
Construction in progress		45,807	45,372
		$210,591	206,986
Less: accumulated depreciation and amortization		(48,338)	(43,865)
Property, plant and equipment, net		$162,253	$163,121

The Company's first, purpose-built, large-scale Biofene production plant commenced operations in southeastern Brazil in December 2012. This plant is in Brotas in the state of São Paulo and is adjacent to an existing sugar and ethanol mill, Paraíso Bioenergia. The Company's construction in progress consists primarily of the upfront plant design and the initial construction of a second large-scale production plant in Brazil, located at the Usina São Martinho sugar and ethanol mill (also in the state of São Paulo).

Property, plant and equipment, net includes $3.4 million and $9.1 million of machinery and equipment and furniture and office equipment under capital leases as of March 31, 2013 and December 31, 2012, respectively. Accumulated amortization of assets under capital leases totaled $0.9 million and $4.1 million as of March 31, 2013 and December 31, 2012, respectively.

Depreciation and amortization expense, including amortization of assets under capital leases, was $4.4 million and $3.6 million for the three months ended March 31, 2013 and 2012, respectively.

The Company capitalizes interest costs incurred to construct plant and equipment. The capitalized interest is recorded as part of the depreciable cost of the asset to which it relates to and is amortized over the asset's estimated useful life. Interest cost capitalized as of March 31, 2013 and December 31, 2012 was $0.6 million and $0.6 million, respectively.

Accrued and Other Current Liabilities

Accrued and other current liabilities are comprised of the following (in thousands):

	March 31,	December 31,
	2013	2012
Professional services	$1,580	$824
Accrued vacation	2,668	2,673
Payroll and related expenses	3,680	5,809
Tax-related liabilities	929	851
Deferred rent, current portion	1,491	1,448
Contractual obligations to contract manufacturers, current	8,443	9,952
Customer advances	970	970
Other	1,667	1,883
Total accrued and other current liabilities	$21,428	$24,410

Other Liabilities

Other liabilities are comprised of the following (in thousands):

	March 31,	December 31,
	2013	2012
Contractual obligations to contract manufacturers, non-current	3,000	4,000
Fair market value of swap obligations	1,432	1,367
Fair value of compound embedded derivative liability(1)	6,842	7,894
Other	2,988	2,672
Total other liabilities	$14,262	$15,933
______________

(1)
The compound embedded derivative liability represents the fair value of the equity conversion feature and a "make-whole" feature of the outstanding senior unsecured convertible promissory notes issued to Total.

5. Commitments and Contingencies

The Company leased certain facilities and financed certain of its equipment under operating and capital leases. Operating leases include leased facilities and capital leases included leased equipment, see Note 4 Balance Sheet Components - “Property, Plant and Equipment”. Rent expense under operating leases was approximately $0.7 million and $1.2 million respectively, for the three months ended March 31, 2013 and 2012, respectively.
Future minimum payments under the Company's lease obligations as of March 31, 2013, are as follows (in thousands):

Years ending December 31:	Capital Leases	Operating Leases	Total Lease Obligations
2013 (Nine Months)	$823	$5,229	$6,052
2014	1,007	6,831	7,838
2015	289	6,932	7,221
2016	—	6,915	6,915
2017	—	6,767	6,767
Thereafter	—	4,417	4,417
Total future minimum lease payments	2,119	$37,091	39,210
Less: amount representing interest	(133)
Present value of minimum lease payments	1,986
Less: current portion	(998)
Long-term portion	$988

Guarantor Arrangements

The Company has agreements whereby it indemnifies its officers and directors for certain events or occurrences while the officer or director is, or was, serving at the Company’s request in such capacity. The term of the indemnification period is for the officer or director’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a director and officer insurance policy that limits its exposure and enables the Company to recover a portion of any future amounts paid. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal. Accordingly, the Company had no liabilities recorded for these agreements as of March 31, 2013 and December 31, 2012.

The Company has a facility (“FINEP Credit Facility”) with a financial institution to finance a research and development project on sugarcane-based biodiesel (see Note 6). The FINEP Credit Facility provides for loans of up to an aggregate principal amount of R$6.4 million (approximately US$3.2 million based on the exchange rate as of March 31, 2013) which is guaranteed by a chattel mortgage on certain equipment of the Company. The Company's total acquisition cost for the equipment under this guarantee is approximately R$6.0 million (approximately US$3.0 million based on the exchange rate as of March 31, 2013). Through December 31, 2012, the Company received all four disbursements after compliance with certain terms and conditions under the FINEP Credit Facility as described in more detail in Note 6. After the release of the first disbursement and prior to any subsequent drawdown from the FINEP Credit Facility, the Company provided bank letters of guarantee of R$3.3 million (approximately US$1.6 million based on the exchange rate as of December 31, 2012) through Banco ABC Brasil S.A. As of March 31, 2013, all available credit under this facility was fully drawn.

The Company has a credit facility (“BNDES Credit Facility”) with a financial institution to finance a production site in Brazil. This credit facility is collateralized by a first priority security interest in certain of the Company's equipment and other tangible assets totaling R$24.9 million (approximately US$12.4 million based on the exchange rate as of March 31, 2013). The Company is a parent guarantor for the payment of the outstanding balance under the BNDES Credit Facility. Additionally, the Company is required to provide a bank guarantee under the BNDES Credit Facility.

The Company has signed loan agreements and a security agreement where the Company pledged certain farnesene production assets as collateral (the fiduciary conveyance of movable goods) with each of Nossa Caixa and Banco Pine. Under the loan agreements, Banco Pine agreed to lend R$22.0 million and Nossa Caixa agreed to lend R$30.0 million as financing for capital expenditures relating to the Company's production facility in Brotas. The Company's total acquisition cost for the farnesene production assets pledged as collateral under these agreements is approximately R$68.0 million (approximately US$33.8 million based on the exchange rate as of March 31, 2013). The Company is a also a parent guarantor for the payment of the outstanding balance under these loan agreements.
The Company has an export financing agreement for approximately US$2.5 million (approximately R$5.0 million based on exchange rate as of March 18, 2013) for a 1 year-term to fund exports through March 2014. This loan is collateralized by future exports from the Company's subsidiary in Brazil.

Under an operating lease agreement for its office facilities in Brazil, which commenced on November 15, 2011, the Company is required to maintain restricted cash or letters of credit equal to 3 months of rent of approximately R$0.2 million (approximately US$0.1 million based on the exchange rate as of March 31, 2013) in the aggregate as a guarantee that the Company will meet its performance obligations under such operating lease agreement.

Purchase Obligations

As of March 31, 2013, the Company had $47.7 million in purchase obligations which included $47.3 million in non-cancelable contractual obligations and construction commitments, of which $11.2 million have been accrued as loss on purchase commitments.

Other Matters

Certain conditions may exist as of the date the financial statements are issued which may result in a loss to the Company but will only be recorded when one or more future events occur or fail to occur. The Company's management assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against and by the Company or unasserted claims that may result in such proceedings, the Company's management evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought.
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

6. Debt

Debt is comprised of the following (in thousands):

	March 31,	December 31,
	2013	2012
Credit facilities	$11,994	$12,409
Notes payable	1,452	1,572
Convertible notes	25,000	25,000
Related party convertible notes	39,528	39,033
Loans payable	28,958	26,150
Total debt	106,932	104,164
Less: current portion	(7,082)	(3,325)
Long-term debt	$99,850	$100,839

FINEP Credit Facility

In November 2010, the Company entered into a credit facility with Financiadora de Estudos e Projetos (“FINEP”), a state-owned company subordinated to the Brazilian Ministry of Science and Technology. This FINEP Credit Facility was extended to partially fund expenses related to the Company’s research and development project on sugarcane-based biodiesel (“FINEP Project”) and provides for loans of up to an aggregate principal amount of R$6.4 million (approximately US$3.2 million based on the exchange rate as of March 31, 2013) which is secured by a chattel mortgage on certain equipment of the Company as well as by bank letters of guarantee. As of December 31, 2012, all available credit under this facility was fully drawn.

Interest on loans drawn under this credit facility is fixed at 5% per annum. In case of default under or non-compliance with the terms of the agreement, the interest on loans will be dependent on the long-term interest rate as published by the Central Bank of Brazil (“TJLP”). If the TJLP at the time of default is greater than 6%, then the interest will be 5% plus a TJLP adjustment factor, otherwise the interest will be at 11% per annum. In addition, a fine of up to 10% shall apply to the amount of any obligation in default. Interest on late balances will be 1% interest per month, levied on the overdue amount. Payment of the outstanding loan balance is being made in 81 monthly installments, which commenced in July 2012 and extends through March 2019. Interest on loans drawn and other charges are paid on a monthly basis and commenced in March 2011. As of March 31, 2013 and December 31, 2012, the total outstanding loan balance under this credit facility was R$6.0 million (approximately US$3.0 million based on exchange rate as of March 31, 2013) and R$6.4 million (approximately US$3.1 million based on exchange rate as of December 31, 2012), respectively.

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

BNDES Credit Facility

In December 2011, the Company entered into a credit facility ("BNDES Credit Facility”) in the amount of R$22.4 million (approximately US$11.1 million based on the exchange rate at March 31, 2013) with Banco Nacional de Desenvolvimento Econômico e Social ('BNDES”), a government owned bank headquartered in Brazil. This BNDES facility was extended as project financing for a production site in Brazil. The credit line is divided into an initial tranche for up to approximately R$19.1 million (approximately US$9.5 million based on the exchange rate at March 31, 2013) and an additional tranche of approximately R$3.3 million (approximately US$1.6 million based on the exchange rate at March 31, 2013)that becomes available upon delivery of additional guarantees. The credit line is available for 12 months from the date of the Credit Facility, subject to extension by the lender.
The principal of the loans under the BNDES Credit Facility is required to be repaid in 60 monthly installments, with the first installment due in January 2013 and the last due in December 2017. Interest was due initially on a quarterly basis with the first installment due in March 2012. From and after January 2013, interest payments are due on a monthly basis together with principal payments. The loaned amounts carry interest of 7% per annum. Additionally, there is a credit reserve charge of 0.1% on the unused balance from each credit installment from the day immediately after it is made available through its date of use, when it is paid.

The BNDES Credit Facility is collateralized by a first priority security interest in certain of the Company's equipment and other tangible assets totaling R$24.9 million (approximately US$12.4 million based on the exchange rate as of March 31, 2013). The Company is a parent guarantor for the payment of the outstanding balance under the BNDES Credit Facility. Additionally, the Company is required to provide a bank guarantee equal to 10.0% of the total approved amount (R$22.4 million in total debt) available under this Credit Facility. For advances of the second tranche (above R$19.1 million), the Company is required to provide additional bank guarantees equal to 90.0% of each such advance, plus additional Company guarantees equal to at least 130.0% of such advance. The BNDES Credit Facility contains customary events of default, including payment failures, failure to satisfy other obligations under this credit facility or related documents, defaults in respect of other indebtedness, bankruptcy, insolvency and inability to pay debts when due, material judgments, and changes in control of Amyris Brasil. If any event of default occurs, the Lender may terminate its commitments and declare immediately due all borrowings under the facility. As of March 31, 2013 and December 31, 2012 the Company had R$18.1 million (approximately US$9.0 million based on the exchange rate as of March 31, 2013) and R$19.1 million (approximately US$9.3 million based on the exchange rate as of December 31, 2012) in outstanding advances under the BNDES Credit Facility.

Notes Payable

During the period between May 2008 and October 2008, the Company entered into notes payable agreements with the lessor of its headquarters under which it borrowed a total of $3.3 million for the purchase of tenant improvements, bearing an interest rate of 9.5% per annum and to be repaid over a period of 55 to 120 months. As of March 31, 2013 and December 31, 2012, a principal amount of $1.5 million and $1.6 million, respectively, was outstanding under these notes payable.

Convertible Notes

In February 2012, the Company completed the sale of senior unsecured convertible promissory notes in an aggregate principal amount of $25.0 million pursuant to a Securities Purchase Agreement, between the Company and certain investment funds affiliated with Fidelity Investments Institutional Services Company, Inc. The offering consisted of the sale of 3.0% senior unsecured convertible promissory notes with a March 1, 2017 maturity date and an initial conversion price equal to $7.0682 per share of the Company's common stock, subject to adjustment for proportional adjustments to outstanding common stock and anti-dilution provisions in case of dividends and distributions. As of March 31, 2013, the notes were convertible into an aggregate of up to 3,536,968 shares of common stock. The note holders have a right to require repayment of 101% of the principal amount of the notes in an acquisition of the Company, and the notes provide for payment of unpaid interest on conversion following such an acquisition if the note holders do not require such repayment.  The securities purchase agreement and notes include covenants regarding payment of interest, maintaining the Company's listing status, limitations on debt, maintenance of corporate existence, and filing of SEC reports. The notes include standard events of default resulting in acceleration of indebtedness, including failure to pay, bankruptcy and insolvency, cross-defaults, material adverse effect clauses and breaches of the covenants in the securities purchase agreement and notes, with default interest rates and associated cure periods applicable to the covenant regarding SEC reporting. Furthermore, the senior unsecured convertible notes include restrictions on the amount of debt the Company is permitted to incur. The Company's total outstanding debt at any time can not exceed the greater of $200.0 million or 50% of its consolidated total assets and its secured debt cannot exceed the greater of $125 million or 30% of its consolidated total assets. As of March 31, 2013 and December 31, 2012, a principal amount of $25.0 million and $25.0 million, respectively, was outstanding under these notes payable.

Related Party Convertible Notes

In July 30, 2012, the Company entered into a further amendment of the collaboration agreement with Total that expanded Total's investment in the biofene collaboration, incorporated the development of certain joint venture products for use in diesel and jet fuel into the scope of the collaboration, provided a new structure for the research and development program and formation of the joint venture (the “Fuels JV”) to commercialize the products encompassed by the diesel and jet fuel research and development program (the “Program”) and changed the structure of the funding from Total to include a convertible debt mechanism.
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

The notes each have a March 1, 2017 maturity date and an initial conversion price equal to $7.0682 per share of the Company's common stock. The notes bear interest of 1.5% per annum (with a default rate of 2.5%), accruing from the date of funding and payable at maturity or on conversion or a change of control where Total exercises the right to require the Company to repay the notes. Accrued interest is canceled if the notes are canceled based on a “Go” decision.The agreements contemplate that the research and development efforts under the Program may extend through 2016, with a series of “Go/No Go” decisions by Total through such date tied to funding by Total.

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

In connection with the Private Placement that occurred on December 24, 2012, Total elected to participate in the Private Placement by exchanging approximately $5.0 million of its $53.3 million in senior unsecured convertible promissory notes for 1,677,852 of the Company's common stock at $2.98 per share. As such, $5.0 million of the outstanding $53.3 million in senior unsecured convertible promissory notes was cancelled. The cancellation of the debt was treated as an extinguishment of debt in accordance with the guidance outlined in ASC 470-50.

As of March 24, 2013, the Company entered into a letter agreement with Total under which Total agreed to waive its right to cease its participation in our fuels collaboration at the July 2013 decision point and committed to proceed with the July 2013 funding tranche of $30.0 million (subject to the Company's satisfaction of the relevant closing conditions for such funding in the securities purchase agreement).  As consideration for this waiver and commitment, the Company agreed to:

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

In addition to the waiver by Total described above, Total also agreed that, at the Company's request and contingent upon the Company meeting its obligations described above, it would pay advance installments of the amounts otherwise payable at the July 2013 closing.  Specifically, if the Company requests such advance installments, subject to certain closing conditions and delivery of certifications regarding the Company's cash levels, Total is obligated to fund $10.0 million no later than May 15, 2013, and an additional $10.0 million no later than June 15, 2013, with the remainder to be funded on the original July 2013 closing date.

The conversion price of the notes is subject to adjustment for proportional adjustments to outstanding common stock and under anti-dilution provisions in case of certain dividends and distributions. Total has a right to require repayment of 101% of the principal amount of the notes in the event of a change of control of the Company and the notes provide for payment of unpaid interest on conversion following such a change of control if Total does not require such repayment. The purchase agreement and notes include covenants regarding payment of interest, maintenance of the Company's listing status, limitations on debt, maintenance of corporate existence, and filing of SEC reports. The notes include standard events of default resulting in acceleration of indebtedness, including failure to pay, bankruptcy and insolvency, cross-defaults, and breaches of the covenants in the purchase agreement and notes, with added default interest rates and associated cure periods applicable to the covenant regarding SEC reporting. Furthermore, the senior unsecured convertible notes include restrictions on the amount of debt the Company is permitted to incur. The Company's total outstanding debt at any time cannot exceed the greater of $200.0 million or 50% of its consolidated total assets and its secured debt cannot exceed the greater of $125.0 million or 30% of its consolidated total assets. As of March 31, 2013 and December 31, 2012, a principal amount of $39.5 million and $39.0 million, respectively, was outstanding under these convertible notes.

Loans Payable

In December 2009, the Company entered into a loans payable agreement with the lessor of its Emeryville pilot plant under which it borrowed a total of $250,000, bearing an interest rate of 10.0% per annum and to be repaid over a period of 96 months. As of March 31, 2013 and December 31, 2012, a principal amount of $170,000 and $177,000, respectively, was outstanding under the loan.

In June 2012, the Company entered into a loan agreement with Banco Pine under which Banco Pine provided the Company with a short-term bridge loan of R$52.0 million (approximately US$25.4 million based on the exchange rate as of December 31, 2012). The interest rate for the bridge loan was 0.4472% monthly (approximately 5.5% on an annualized basis). The principal and interest due under the bridge loan matured and were required to be repaid on September 19, 2012, subject to extension by Banco Pine. At the time of this bridge loan, the Company entered into a currency interest rate swap arrangement with the lender for R$22.0 million (approximately US$10.9 million based on the exchange rate as of March 31, 2013). The interest rate swap arrangement exchanged the principal and interest payments under the Banco Pine loan of R$22.0 million entered into in July 2012 for alternative principal and interest payments that were subject to adjustment based on fluctuations in the foreign exchange rate between the U.S. dollar and Brazilian real. The swap had a fixed interest rate of 3.94%. In July 2012, the Company repaid the outstanding bridge loan of R$52.0 million from Banco Pine.

In July 2012, the Company entered into a Note of Bank Credit and a Fiduciary Conveyance of Movable Goods agreements with each of Nossa Caixa and Banco Pine. Under these agreements, the Company's total acquisition cost for the farnesene production assets pledged as collateral was approximately R$68.0 million (approximately US$33.8 million based on the exchange rate as of March 31, 2013). The Company is a also a parent guarantor for the payment of the outstanding balance under these loan agreements. Under such instruments, the Company could borrow an aggregate of R$52.0 million (approximately US$25.8 million based on the exchange rate as of March 31, 2013) as financing for capital expenditures relating to the Company's manufacturing facility in Brotas.  Under the loan agreements, Banco Pine, agreed to lend R$22.0 million and Nossa Caixa agreed to lend R$30.0 million.  The funds for the loans are provided by Banco Nacional de Desenvolvimento Econômico e Social ("BNDES"), but are guaranteed by the lenders. The loans have a final maturity date of July 15, 2022 and bear a fixed interest rate of 5.5% per year. The loans are also subject to early maturity and delinquency charges upon occurrence of certain events including interruption of manufacturing activities at Brotas for more than 30 days, except during sugarcane off-season.  For the first two years that the loans are outstanding, the Company is required to pay interest only on a quarterly basis.  After August 15, 2014, the Company is required to pay equal monthly installments of both principal and interest for the remainder of the term of the loans. As of March 31, 2013 and December 31, 2012, a principal amount of $25.8 million and $25.4 million, respectively, was outstanding under these loan agreements.

In October 2012, the Company entered into a loans payable agreement with a lender under which it borrowed $0.6 million to pay the insurance premiums of certain policies. The loan is payable in nine monthly installments of principal and interest. Interest accrues at a rate of 3.24% per annum. As of March 31, 2013 and December 31, 2012, the outstanding unpaid loan balance was $0.2 million and $0.4 million, respectively.

On March 18, 2013, the Company entered into an export financing agreement with Banco ABC Brasil S.A. (ABC Bank) for approximately US$2.5 million (approximately R$5.0 million based on exchange rate as of March 18, 2013) for a 1 year-term to fund exports through March 2014. This loan is collateralized by future exports from the Company's subsidiary in Brazil. As of March 31, 2013, the principal amount outstanding was US$2.5 million.

Letters of Credit

In June 2012, the Company entered into a letter of credit agreement for $1.0 million under which it provided a letter of credit to the landlord for its headquarters in Emeryville, California in order to cover the security deposit on the lease. The letter of credit is secured by a certificate of deposit. Accordingly, the Company has $1.0 million as restricted cash as of March 31, 2013 and December 31, 2012.

Future minimum payments under the debt agreements as of March 31, 2013 are as follows (in thousands):

Years ending December 31:	Related Party Convertible Debt	Convertible Debt	Notes Payable	Loans Payable	Credit Facility
2013 (Nine Months)	$—	$573	$1,464	$1,803	$2,331
2014	—	760	—	5,480	2,969
2015	—	765	—	4,476	2,815
2016	—	760	—	4,304	2,662
2017	51,627	25,125	—	4,126	2,507
Thereafter	—	—	—	16,668	641
Total future minimum payments	51,627	27,983	1,464	36,857	13,925
Less: amount representing interest	(12,099)	(2,983)	(12)	(7,899)	(1,931)
Present value of minimum debt payments	39,528	25,000	1,452	28,958	11,994
Less: current portion	—	—	(1,452)	(3,136)	(2,494)
Noncurrent portion of debt	$39,528	$25,000	$—	$25,822	$9,500

7. Joint Ventures and Noncontrolling Interest

SMA Indústria Química

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

The joint venture agreements require the Company to fund the construction costs of the new facility and Usina São Martinho would reimburse the Company up to RS$61.8 million (approximately US$30.7 million based on the exchange rate as of March 31, 2013) of the construction costs after SMA commences production. Post commercialization, the Company would market and distribute Amyris renewable products and Usina São Martinho would sell feedstock and provide certain other services to SMA. The cost of the feedstock to SMA would be a price that is based on the average return that Usina São Martinho could receive from the production of its current products, sugar and ethanol. The Company would be required to purchase the output of SMA for the first four years at a price that guarantees the return of Usina São Martinho’s investment plus a fixed interest rate. After this four year period, the price would be set to guarantee a break-even price to SMA plus an agreed upon return.

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

The Company has a 50% ownership interest in SMA. The Company has identified SMA as a variable interest entity ("VIE") pursuant to the accounting guidance for consolidating VIEs because the amount of total equity investment at risk is not sufficient to permit SMA to finance its activities without additional subordinated financial support, as well as because the related commercialization agreement provides a substantive minimum price guarantee. Under the terms of the joint venture agreement, the Company directs the design and construction activities, as well as production and distribution. In addition, the Company has the obligation to fund the design and construction activities until commercialization is achieved. Subsequent to the construction phase, both parties equally fund SMA for the term of the joint venture. Based on those factors, the Company was determined to have the power to direct the activities that most significantly impact SMA’s economic performance and the obligation to absorb losses and the right to receive benefits. Accordingly, the financial results of SMA are included in the Company’s consolidated financial statements and amounts pertaining to Usina São Martinho’s interest in SMA are reported as noncontrolling interests in subsidiaries.

Novvi

In June 2011, the Company entered into joint venture agreements with Cosan Combustíveis e Lubrificantes S.A. and Cosan S.A. Industria e Comércio (such Cosan entities, collectively or individually, “Cosan”), related to the formation of a joint venture to focus on the worldwide development, production and commercialization of base oils made from Biofene for the automotive, commercial and industrial lubricants markets (the "Original JV Agreement"). The parties originally envisioned operating their joint venture through Novvi S.A., a Brazilian entity jointly owned by Cosan and Amyris Brasil.

Under the Original JV Agreement and related agreements, the Company and Cosan each owned 50% of Novvi S.A. and each party would share equally any costs and any profits ultimately realized by Novvi S.A. The joint venture agreement had an initial term of 20 years from the date of the Original JV Agreement, subject to earlier termination by mutual written consent or by a non-defaulting party in the event of specified defaults by the other party. The Shareholders' Agreement had an initial term of 10 years from the date of the agreement, subject to earlier termination if either the Company or Cosan ceases to own at least 10% of the voting stock of Novvi S.A. Since its formation, the Novvi S.A. had minimal operating activities while the Company and Cosan continued to determine and finalize the strategy and operating activities of Novvi S.A. Upon determination by the Company and Cosan that the joint venture be operated out of a US entity, the operating activities of Novvi S.A. ceased. The Company has identified that Novvi S.A. is a VIE and determined that the power to direct activities, which most significantly impact the economic success of the joint venture, is equally shared between the Company and Cosan. Accordingly, the Company is not the primary beneficiary and therefore accounts for its investment in Novvi S.A. under the equity method of accounting.

On March 26, 2013, the Company, Amyris Brasil and Cosan entered into a termination agreement to terminate the Original JV Agreement. In addition, Amyris Brasil agreed to sell, its 50% ownership in Novvi S.A. for approximately R$22,000 which represented the current value of its 50% equity ownership in Novvi S.A., a now-dormant company, to Cosan. Upon the consummation of the transaction with the shares transferring from Amyris Brasil to Cosan, the Shareholders Agreement of Novvi S.A. dated June 3, 2011 will automatically terminate.

In September 2011, the Company and Cosan US, Inc. (“Cosan U.S.”) formed Novvi LLC, a U.S. entity that is jointly owned by the Company and Cosan U.S. On March 26, 2013 the Company and Cosan U.S. entered into agreements to (i) expand their base oils joint venture to also include additives and lubricants and (ii) operate their joint venture exclusively through Novvi LLC (“Novvi”). Specifically, the parties entered into an Amended and Restated Operating Agreement for Novvi, which sets forth the governance procedures for Novvi and the joint venture and the parties' initial contribution. The Company also entered into an IP License Agreement with Novvi under which the Company granted Novvi (i) an exclusive (subject to certain limited exceptions for the Company), worldwide, royalty-free license to develop, produce and commercialize base oils, additives, and lubricants derived from Biofene for use in the automotive, commercial and industrial lubricants markets and (ii) a non-exclusive, royalty free license, subject to certain conditions, to manufacture Biofene solely for its own products. In addition, both the Company and Cosan U.S. granted Novvi certain rights of first refusal with respect to alternative base oil and additive technologies that may be acquired by the Company or Cosan U.S. during the term of the IP License Agreement. Under these agreements, the Company and Cosan U.S. will each own 50% of Novvi and each party will share equally in any costs and any profits ultimately realized by the joint venture. Novvi is governed by a six member Board of Managers, three from each investor who will appoint the Officers of Novvi who will be responsible for carrying out the daily operating activities of Novvi as directed by the Board of Managers. The IP License Agreement has an initial term of 20 years from the date of the agreement, subject to standard early termination provisions such as uncured material breach or a party's insolvency. Under the terms of the Amended and Restated Operating Agreement for initial contribution, Cosan U.S. is obligated to fund its 50% ownership share of Novvi in cash in the amount of $10.0 million and the Company is obligated to fund its 50% ownership share of Novvi through the granting of an IP License to develop, produce and commercialize base oils, additives, and lubricants derived from Biofene for use in the automotive, commercial and industrial lubricants markets which has been agreed upon by Cosan U.S. and Amyris valued at $10.0 million. On March 26, 2013, the Company measured its initial contribution of IP to Novvi at the Company's carrying value of the licenses granted under the IP License Agreement, which was zero. Additional funding requirements to finance the ongoing operations of Novvi are expected to happen through revolving credit or other loan facilities provided by unrelated parties (i.e. such as financial institutions); cash advances or other credit or loan facilities provided by the Company and Cosan U.S. or their affiliates; or additional capital contributions by the Company and Cosan U.S.

The Company has identified Novvi as a VIE and determined that the power to direct activities, which most significantly impact the economic success of the joint venture (i.e. continuing research and development, marketing, sales, distribution and manufacturing of Novvi products), is equally shared between the Company and Cosan. Accordingly, the Company is not the primary beneficiary and therefore accounts for its investment in Novvi under the equity method of accounting. The Company will continue to reassess its primary beneficiary analysis of Novvi if there are changes in events and circumstances impacting the power to direct activities that most significantly affect Novvi's economic success. Under the equity method, the Company's share of profits and losses are to be included in “Income (loss) from equity method investments, net” in the consolidated statements of operations. During the three months ended March 31, 2013, the Company recorded no amounts for its share of Novvi's net loss as the carrying amount of the Company's investment in Novvi was zero and losses in excess of the carrying amount are offset by the accretion of the Company's share in the basis difference resulted from the parties' initial contribution. For the three months ended March 31, 2013 and 2012, the Company recorded $2.5 million and zero, respectively, of revenue from the research and development activities that it has performed on behalf of Novvi.

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

The Company has determined that the arrangement with Glycotech qualifies as a VIE. The Company determined that it is the primary beneficiary of this arrangement since it has the power through the management committee over which it has majority control to direct the activities that most significantly impact Glycotech's economic performance. In addition, the Company is required to fund 100% of Glycotech's actual operating costs for providing services each month while the facility is in operation under the production service agreement. Accordingly, the Company consolidates the financial results of Glycotech. As of March 31, 2013, the carrying amounts of the consolidated VIE's assets and liabilities were not material to the Company's consolidated financial statements.

The table below reflects the carrying amount of the assets and liabilities of the two consolidated VIEs for which the Company is the primary beneficiary. The assets include $25.1 million in property, plant and equipment and $4.5 million in other assets, and $0.5 million in current assets. The liabilities include $0.2 million in accounts payable and accrued current liabilities and $0.3 million in loan obligations by Glycotech to its shareholders that are non-recourse to the Company. The creditors of each consolidated VIE have recourse only to the assets of that VIE.

	March 31,	December 31,
(In thousands)	2013	2012
Assets	$30,103	$29,564
Liabilities	$505	$355

The change in noncontrolling interest for the three months ended March 31, 2013 and 2012 is summarized below (in thousands):

	2013	2012
Balance at January 1	$(877)	$(240)
Foreign currency translation adjustment	(9)	87
Gain (loss) attributable to noncontrolling interest	299	(348)
Balance at March 31	$(587)	$(501)

8. Significant Agreements

Firmenich Master Collaboration Agreement

On March 13, 2013, the Company entered into a Master Collaboration Agreement (the “Agreement”) with Firmenich to establish a collaboration for the development and commercialization of multiple renewable flavors and fragrances ("F&F") compounds. Under this Agreement, except for rights granted under preexisting collaboration relationships, the Company is granting Firmenich exclusive access for such compounds to specified Company intellectual property for the development and commercialization of F&F products in exchange for research and development funding and a profit sharing arrangement. The Agreement supersedes and expands a prior collaboration agreement between the Company and Firmenich.

The Agreement provides annual, up-front funding to the Company by Firmenich of $10.0 million for each of the first three years of the collaboration. The initial payment of $10.0 million was received by the Company on March 27, 2013. The Agreement contemplates additional funding by Firmenich on a discretionary basis and up to $5.0 million over three milestone payments from Firmenich to the Company. Under the Company's revenue recognition policy for milestone payments, for arrangements that include milestones that are determined to be substantive and at risk at the inception of the arrangement, revenue is recognized upon achievement of the milestone and is limited to those amounts whereby collectibility is reasonably assured. The Company concluded that the first milestone payment of $2.0 million is substantive and at-risk at the time of the signing of the Agreement, and therefore should be recognized as revenue upon achievement of the milestone event. The second and third milestones of $1.5 million each were not considered substantive at the time of the signing of the Agreement as they were not fully defined, and as such, these milestone payments may be treated as additional consideration. As these milestones are defined or modified after the initial contract date, they could possibly still be substantive milestones and accounted for under the milestone method assuming that they meet all of the criteria.

In addition, the Agreement contemplates that the parties will mutually agree on a supply price for each compound and share product margins from sales of each compound on a 70/30 basis (70% for Firmenich) until Firmenich receives $15.0 million more than the Company in the aggregate, after which the parties will share 50/50 in the product margins on all compounds. The Company also agreed to pay a one-time success bonus of up to $2.5 million to Firmenich for outperforming certain commercialization targets. Firmenich's eligibility to receive the one-time success bonus commences upon the first sale of the first Firmenich product.

The Agreement does not impose any specific research and development commitments on either party after year six, but if the parties mutually agree to perform development after year six, the Agreement provides that the parties will fund it equally.

Under the Agreement, the parties jointly select target compounds, subject to final approval of compound specifications by Firmenich. During the development phase, the Company is required to provide labor, intellectual property and technology infrastructure and Firmenich is required to contribute downstream polishing expertise and market access. The Agreement provides that the Company will own research and development and strain engineering intellectual property, and Firmenich will own blending and, if applicable, chemical conversion intellectual property. Under certain circumstances such as the Company's insolvency, Firmenich gains expanded access to the Company's intellectual property. Following development of F&F compounds under the Agreement, the Agreement contemplates that the Company will manufacture the initial target molecules for the compounds and Firmenich will perform any required downstream polishing and distribution, sales and marketing.

9. Goodwill and Intangible Assets

The following table presents the components of the Company's intangible assets (in thousands):

		March 31, 2013			December 31, 2012
	Useful Life in Years	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
In-process research and development	Indefinite	$8,560	$—	$8,560	$8,560		$8,560
Acquired licenses and permits	2	772	(772)	—	772	(740)	32
Goodwill	Indefinite	560	—	560	560		560
		$9,892	$(772)	$9,120	$9,892	$(740)	$9,152

The following table presents the activity of intangible assets for the three months ended March 31, 2013 (in thousands):

	December 31, 2012				March 31, 2013
	Net Carrying Value	Additions	Adjustments	Amortization	Net Carrying Value
In-process research and development	$8,560	$—	$—	$—	$8,560
Acquired licenses and permits	32	—	—	(32)	—
Goodwill	560	—	—	—	560
	$9,152	$—	$—	$(32)	$9,120

The intangible assets acquired through the Draths Corporation acquisition on October 6, 2011 of in process research and development of $8.6 million and goodwill of $0.6 million are treated as indefinite lived intangible assets until completion or abandonment of the projects, at which time the assets will be amortized over the remaining useful life or written-off, as appropriate. If the carrying amount of the assets is greater than the measures of fair value, impairment is considered to have occurred and a write-down of the asset is recorded. Any finding that the value of its intangible assets has been impaired would require the Company to write-down the impaired portion, which could reduce the value of its assets and reduce (increase) its net income (loss) for the year in which the related impairment charges occur.

Acquired licenses and permits are amortized using a straight-line method over its estimated useful life. Amortization expense for this intangible was $32,000 and $97,000 for the three months ended March 31, 2013 and 2012, respectively. As of March 31, 2013, acquired licenses and permits were fully amortized.

10. Stockholders’ Equity

February 2012 Private Placement

In February 2012, the Company completed a private placement of 10,160,325 shares of its common stock at a price of $5.78 per share for aggregate proceeds of $58.7 million. In connection with this private placement, the Company entered into an agreement with an investor to purchase additional shares of the Company's common stock for an additional $15.0 million by March 2013 upon satisfaction by the Company of criteria associated with the commissioning of the Company's production plant in Brotas. This was satisfied by the investor through a $10.0 million investment in a private placement completed by the Company in December 2012 and subsequently, through a $5.0 million investment in a private placement completed by the Company in March 2013.

December 2012 Private Placement

In December 2012, the Company completed a private placement of its common stock for the issuance of 14,177,849 shares of its common stock at a price of $2.98 per share for aggregate proceeds of $37.2 million and the cancellation of $5.0 million worth of outstanding senior unsecured convertible promissory notes previously issued by the Company. Shares totaling 1,677,852 were issued to Total in exchange for this cancellation. Net cash received as of December 31, 2012 was $22.2 million and the remaining $15.0 million of proceeds was received in January 2013. In connection with this private placement, the Company entered into a Letter of Agreement, dated December 24, 2012 with an investor under which the Company acknowledged that the investor's initial investment of $10.0 million in December 2012 represented partial satisfaction of the investor's preexisting contractual obligation to fund $15.0 million by March 31, 2013 upon satisfaction by the Company of criteria associated with the commissioning of the Company's production plant in Brotas.

In January 2013, the Company received $15.0 million in proceeds from a private placement offering that closed in December 2012. Consequently, the Company issued 5,033,557 shares of the Company's common stock.

Biolding Follow-on Investment

In March 2013, the Company completed a private placement of 1,533,742 shares of its common stock at a price of $3.26 per share for aggregate proceeds of $5.0 million. This private placement represented the final tranche of Biolding's preexisting contractual obligation to fund $15.0 million upon satisfaction by the Company of certain criteria associated with the commissioning of a production plant in Brazil.

Evergreen Shares for 2010 Equity Plan and 2010 ESPP

On January 23, 2013, the Company's Board of Directors approved the additional shares which will be available for issuance under the 2010 Equity Plan and the 2010 ESPP. These shares represent an automatic increase in the number of shares available for issuance under the 2010 Equity Plan and the 2010 ESPP of 3,435,483 and 687,096, respectively, equal to 5% and 1%, respectively of 68,709,660 shares, the total outstanding shares of the Company’s common stock as of December 31, 2012. This automatic increase was effective as of January 1, 2013. Shares available for issuance under the 2010 Equity Plan and 2010 ESPP were initially registered on a registration statement on Form S-8 filed with the Securities and Exchange Commission on October 1, 2010 (Registration No. 333-169715). The Company filed a registration statement on Form S-8 on March 28, 2013 with respect to a portion of the shares added by the automatic increase on January 1, 2013.

11. Stock-Based Compensation

The Company’s stock option activity and related information for the three months ended March 31, 2013 was as follows:

	Number Outstanding	Weighted - Average Exercise Price	Weighted - Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
				(in thousands)
Outstanding - December 31, 2012	8,946,592	$9.07	7.5	$954
Options granted	235,355	$2.92
Options exercised	(76,898)	$0.52
Options cancelled	(580,083)	$9.75
Outstanding - March 31, 2013	8,524,966	$8.93	6.88	$710

Vested and expected to vest after March 31, 2013	7,998,920	$9.04	6.76	$662
Exercisable at March 31, 2013	4,290,319	$10.08	5.24	$370

The aggregate intrinsic value of options exercised under all option plans was $0.2 million and $0.6 million for the three months ended March 31, 2013 and 2012, respectively, determined as of the date of option exercise.

The Company’s restricted stock units ("RSUs") and restricted stock activity and related information for the three months ended March 31, 2013 was as follows:

	RSUs	Weighted Average Grant-Date Fair Value	Weighted Average Remaining Contractual Life (Years)
Outstanding - December 31, 2012	2,550,799	$7.92	1.3
Awarded	130,000	$2.89	—
Vested	(61,000)	$30.30	—
Forfeited	(126,666)	$4.70	—
Outstanding - March 31, 2013	2,493,133	$4.34	1.22
Expected to vest after March 31, 2013	2,244,997	$4.34	0.97

The following table summarizes information about stock options outstanding as of March 31, 2013:

	Options Outstanding			Options Exercisable
Exercise Price	Number of Options	Weighted - Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
$0.10—$2.76	1,007,735	7.92	$2.43	209,005	$1.31
$2.89—$3.23	882,190	9.36	$3.04	18,402	$3.12
$3.55—$3.83	57,655	9.34	$3.57	73	$3.83
$3.86—$3.86	1,289,906	8.36	$3.86	369,454	$3.86
$3.93—$3.93	1,187,954	3.42	$3.93	1,169,546	$3.93
$4.06—$9.32	1,300,531	6.36	$6.34	854,701	$6.35
$10.44—$14.28	286,773	6.06	$12.75	210,061	$13.41
$16.00—$16.00	1,048,551	6.85	$16.00	572,391	$16.00
$16.50—$20.41	858,276	6.20	$18.93	545,087	$18.97
$24.20—$30.17	605,395	7.49	$26.82	341,599	$26.78
$0.10—$30.17	8,524,966	6.88	$8.93	4,290,319	$10.08

Stock-Based Compensation Expense

Stock-based compensation expense related to options and restricted stock units granted to employees and nonemployees was allocated to research and development expense and sales, general and administrative expense as follows (in thousands):

	Three Months Ended March 31,
	2013	2012
Research and development	$1,247	$1,513
Sales, general and administrative	2,946	5,008
Total stock-based compensation expense	$4,193	$6,521

As of March 31, 2013, there were unrecognized compensation costs of $22.8 million related to stock options and the Company expects to recognize those costs over a weighted average period of 2.72 years . As of March 31, 2013, there were unrecognized compensation costs of $5.7 million related to RSUs.

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

	For Three Months Ended March 31,
	2013	2012
Expected dividend yield	—%	—%
Risk-free interest rate	1.2%	1.3%
Expected term (in years)	6.1	5.9
Expected volatility	84%	75%

The fair value of nonemployee stock options was estimated using the following weighted-average assumptions:

	For Three Months Ended March 31,
	2013	2012
Expected dividend yield	—%	—%
Risk-free interest rate	1.3%	1.8%
Expected term (in years)	6.7	7.3
Expected volatility	84%	75%

12. Related Party Transactions

February 2012 Private Placement

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

Biolding Follow-on Investment

In March 2013, the Company completed a private placement of 1,533,742 shares of its common stock to an existing stockholder, Biolding Investment SA ("Biolding"), at a price of $3.26 per share for aggregate proceeds of $5.0 million. This private placement represented the final tranche of Biolding's preexisting contractual obligation to fund $15.0 million upon satisfaction by the Company of certain criteria associated with the commissioning of a production plant in Brazil.

Letter Agreement with Total

As of March 24, 2013, the Company entered into a letter agreement with Total under which Total agreed to waive its right to cease its participation in our fuels collaboration at the July 2013 decision point and committed to proceed with the July 2013 funding tranche of $30.0 million (subject to the Company's satisfaction of the relevant closing conditions for such funding in the securities purchase agreement).  As consideration for this waiver and commitment, the Company agreed to:

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

In addition to the waiver by Total described above, Total also agreed that, at the Company's request and contingent upon the Company meeting its obligations described above, it would pay advance installments of the amounts otherwise payable at the July 2013 closing.  Specifically, if the Company requests such advance installments, subject to certain closing conditions and delivery of certifications regarding the Company's cash levels, Total is obligated to fund $10.0 million no later than May 15, 2013, and an additional $10.0 million no later than June 15, 2013, with the remainder to be funded on the original July 2013 closing date.

13. Income Taxes

For the three months ended March 31, 2013 and 2012, the Company recorded a provision for income taxes of $236,000 and $244,000, respectively. The provision for income taxes for the three months ended March 31, 2013 and 2012 consisted of an accrual of Brazilian withholding tax on an intercompany interest liability. Other than the above mentioned provision for income tax, no additional provision for income taxes has been made, net of the valuation allowance, due to cumulative losses since the commencement of operations.

The Company is currently under audit by the US Internal Revenue Service for tax year 2008. As of March 31, 2013, the Company has received a Form 4549-A, Income Tax Discrepancy Adjustments (Examination No Change Report) which concluded that there were no adjustments resulting from the audit by the US Internal Revenue Service for the tax year 2008.  As of March 31, 2013, the Company has not yet received the Area Director's final approval of the report. Therefore, the tax year 2008 remains open.

On January 2, 2013, the President signed into law The American Taxpayer Relief Act of 2012, or ATRA. Under prior law, a taxpayer was entitled to a research tax credit for qualifying amounts incurred through December 31, 2011. The ATRA extends the research credit for two years for qualified research expenditures incurred through the end of 2013. The extension of the research credit is retroactive and includes amounts incurred after 2011. The benefit of the reinstated credit did not impact the income statement in the period of enactment, which is the first quarter of 2013, as the research and development credit carryforwards are offset by a full valuation allowance.

14. Segment Information

The chief operating decision maker for the Company is the chief executive officer. The chief executive officer reviews financial information presented on a consolidated basis, accompanied by information about revenue by geographic region, for purposes of allocating resources and evaluating financial performance. The Company has one business activity comprised of research and development and sales of fuels and farnesene-derived products and there are no segment managers who are held accountable for operations, operating results or plans for levels or components below the consolidated unit level. Accordingly, the Company has determined that it has a single reportable segment and operating segment structure.

Revenues by geography are based on the location of the customer. The following tables set forth revenue and long-lived assets by geographic area (in thousands):

Revenues

	Three Months Ended March 31,
	2013	2012
United States	$5,564	$26,306
Brazil	818	875
Europe	225	1,938
Asia	1,262	350
Total	$7,869	$29,469

Long-Lived Assets

	March 31,	December 31,
	2013	2012
United States	$67,832	$70,273
Brazil	92,612	90,982
Europe	1,809	1,866
Total	$162,253	$163,121

15. Comprehensive Income (Loss)

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

The components of accumulated other comprehensive loss are as follows (in thousands):

	March 31, 2013	December 31, 2012
Foreign currency translation adjustment, net of tax	$(12,088)	$(12,807)
Total accumulated other comprehensive loss	$(12,088)	$(12,807)

16. Net Loss Attributable to Common Stockholders and Net Loss per Share

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

The following table presents the calculation of basic and diluted net loss per share of common stock attributable to Amyris, Inc. common stockholders (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2013	2012
Numerator:
Net loss attributable to Amyris, Inc. common stockholders	$(32,614)	$(94,548)
Denominator:
Weighted-average shares of common stock outstanding used in computing net loss per share of common stock, basic and diluted	73,306,860	50,214,192
Net loss per share attributable to common stockholders, basic and diluted	$(0.44)	$(1.88)

The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share of common stock for the periods presented because including them would have been anti-dilutive:

	Three Months Ended March 31,
	2013	2012
Period-end stock options to purchase common stock	8,524,966	7,928,567
Convertible promissory notes	10,370,391	3,536,968
Period-end common stock subject to repurchase	1	5,564
Period-end common stock warrants	21,087	23,339
Period-end restricted stock units	2,493,133	219,183
Total	21,409,578	11,713,621

17. Subsequent Events

IFF Agreement

On April 23, 2013, the Company entered into a joint development and license agreement with International Flavors & Fragrances Inc. ("IFF"). Under the terms of the multi-year agreement, IFF and the Company will jointly develop certain fragrance ingredients. IFF will have exclusive rights to these fragrance ingredients for applications in the flavors and fragrances field, and the Company will have exclusive rights in other fields. IFF and the Company will share in the economic value derived from these ingredients. The joint development and license agreement provides for up to $6.0 million funding by IFF to the Company during the first phase of the collaboration, of which $4.5 million is based on achievement of certain milestones.

Amendment of Lease Agreement - Emeryville

On April 30, 2013, the Company entered into an amendment of its operating lease for its headquarters in Emeryville, California (the "Amendment"). The operating lease amendment provided for an extension of the lease term to May 2023, a modification of the base rent and elimination of the Company's loans and notes payable to the lessor of approximately $1.6 million.

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

While our platform is able to utilize a wide variety of feedstocks, we are focusing our large-scale production plans primarily on the use of Brazilian sugarcane as our feedstock because of its abundance, low cost and relative price stability. We have also been able to produced Biofene from other feedstocks such as sugar beets, corn dextrose, sweet sorghum and cellulosic sugars.

Our first purpose-built, large-scale Biofene production plant commenced operations in southeastern Brazil in December 2012. This plant in Brotas, in the state of São Paulo, is adjacent to an existing sugar and ethanol mill, Paraíso Bioenergia. We have also commenced initial construction of a second large-scale production plant in Brazil, located at the Usina São Martinho sugar and ethanol mill also in the state of São Paulo, which we intend to complete when production economics support start-up of that plant. To satisfy initial commercial demand for our products until our own facilities are operating, we have leveraged contract-manufacturing capabilities of established companies.

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

In March 2013, we entered into a letter agreement with Total under which Total agreed to waive its right to cease its participation in our fuels collaboration at the July 2013 decision point referenced above and committed to proceed with the July 2013 funding tranche of $30.0 million (subject to our satisfaction of the relevant closing conditions for such funding in the securities purchase agreement). As consideration for this waiver and commitment, we agreed to:

•
Reduce the conversion price for the senior unsecured convertible promissory notes to be issued in connection with such funding from $7.0682 per share to a price per share equal to the greater of (i) the consolidated closing bid price of our common stock on the date of the letter agreement, plus $0.01, and (ii) $3.08 per share; and

•
Grant Total a senior security interest in our intellectual property, subject to certain exclusions and subject to release by Total when we and Total enter into final documentation regarding the establishment of the Fuels JV.

In addition to the waiver by Total described above, Total also agreed that, at our request and contingent upon us meeting our obligations described above, it would pay advance installments of the amounts otherwise payable at the July 2013 closing.  Specifically, if we request such advance installments, subject to certain closing conditions and delivery of certifications regarding our cash levels, Total is obligated to fund $10.0 million no later than May 15, 2013, and an additional $10.0 million no later than June 15, 2013 , with the remainder to be funded on the original July 2013 closing date.

Manufacturing

Beginning in March 2012, we initiated a plan to shift production capacity from contract manufacturing facilities to Amyris-owned plants that were then under construction. As a result, we evaluated our contract manufacturing agreements and recorded a loss of $31.2 million related to $10.0 million in facility modification costs and $21.2 million of fixed purchase commitments in the first quarter of 2012. We recognized additional charges of $1.4 million and $7.8 million, respectively, in the third and fourth quarter of 2012 associated with losses on fixed purchase commitments. We computed the loss on facility modification costs and fixed purchase commitments using the same lower of cost or market approach that is used to value inventory. The computation of the loss on firm purchase commitments is subject to several estimates, including cost to complete and the ultimate selling price of any of our products manufactured at the relevant production facilities, and is therefore inherently uncertain. We also recorded a loss on write-off of production assets of $5.5 million related to Amyris-owned production equipment at contract manufacturing facilities in the three months ended March 31, 2012. We will continue to evaluate the potential for losses in future periods based on updated production and sales price assumptions.

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

Joint Ventures

Novvi

On March 26, 2013, we and Cosan entered into a termination agreement to terminate the Original JV Agreement. In addition, we agreed to sell our 50% ownership in Novvi S.A. for approximately R$22,000 which represented the current value of our 50% equity ownership in Novvi S.A., a now-dormant company, to Cosan. Upon the consummation of the transaction with the shares transferring from Amyris Brasil to Cosan, the Shareholders Agreement of Novvi S.A. dated June 3, 2011 will automatically terminate.

In September 2011, we and Cosan US, Inc. (“Cosan U.S.”) formed Novvi LLC, a U.S. entity that is jointly owned by the Company and Cosan U.S. On March 26, 2013 we and Cosan U.S. entered into agreements to (i) expand their base oils joint venture to also include additives and lubricants and (ii) operate their joint venture exclusively through Novvi LLC (“Novvi”). Specifically, the parties entered into an Amended and Restated Operating Agreement for Novvi, which sets forth the governance procedures for Novvi and the joint venture and the parties' initial contribution. We also entered into an IP License Agreement with Novvi under which we granted Novvi (i) an exclusive (subject to certain limited exceptions for the Company), worldwide, royalty-free license to develop, produce and commercialize base oils, additives, and lubricants derived from Biofene for use in the automotive, commercial and industrial lubricants markets and (ii) a non-exclusive, royalty free license, subject to certain conditions, to manufacture Biofene solely for its own products. In addition, both we and Cosan U.S. granted Novvi certain rights of first refusal with respect to alternative base oil and additive technologies that may be acquired by us or Cosan U.S. during the term of the IP License Agreement. Under these agreements, we and Cosan U.S. will each own 50% of Novvi and each party will share equally in any costs and any profits ultimately realized by the joint venture. Novvi is governed by a six member Board of Managers, three from each investor who will appoint the Officers of Novvi who will be responsible for carrying out the daily operating activities of Novvi as directed by the Board of Managers. The IP License Agreement has an initial term of 20 years from the date of the agreement, subject to standard early termination provisions such as uncured material breach or a party's insolvency. Under the terms of the Amended and Restated Operating Agreement for initial contribution, Cosan U.S. is obligated to fund its 50% ownership share of Novvi in cash in the amount of $10.0 million and we are obligated to fund our 50% ownership share of Novvi through the granting of an IP License to develop, produce and commercialize base oils, additives, and lubricants derived from Biofene for use in the automotive, commercial and industrial lubricants markets which has been agreed upon by Cosan U.S. and Amyris valued at $10.0 million. On March 26, 2013, we measured our initial contribution of IP to Novvi at our carrying value of the licenses granted under the IP License Agreement, which was zero. Additional funding requirements to finance the ongoing operations of Novvi are expected to happen through revolving credit or other loan facilities provided by unrelated parties (i.e. such as financial institutions); cash advances or other credit or loan facilities provided by us and Cosan U.S. or their affiliates; or additional capital contributions us and Cosan U.S.

We have identified Novvi as a VIE and determined that the power to direct activities, which most significantly impact the economic success of the joint venture (i.e. continuing research and development, marketing, sales, distribution and manufacturing of Novvi products), is equally shared between us and Cosan. Accordingly, we are not the primary beneficiary and therefore account for our investment in Novvi under the equity method of accounting. We will continue to reassess our primary beneficiary analysis of Novvi if there are changes in events and circumstances impacting the power to direct activities that most significantly affect Novvi's economic success. Under the equity method, our share of profits and losses are to be included in “Income (loss) from equity method investments, net” in our consolidated statements of operations. During the three months ended March 31, 2013, we recorded no amounts for our share of Novvi's net loss as the carrying amount of our investment in Novvi was zero and losses in excess of the carrying amount are offset by the accretion of our share in the basis difference resulted from the parties' initial contribution. For the three months ended March 31, 2013 and 2012, we recorded $2.5 million and zero, respectively, of revenue from the research and development activities that we had performed on behalf of Novvi.

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

The following table sets forth our comparative revenue data for the periods or the periods shown (in thousands):

	Three Months Ended March 31,		Year-to Year Change	Percentage Change
	2013	2012
	(Dollars in thousands)
Revenues
Ethanol and ethanol-blended gasoline	$—	$23,869	$(23,869)	(100)%
Renewable products	2,983	2,438	545	22%
Collaborations revenue	3,054	891	2,163	243%
Grants	1,832	2,271	(439)	(19)%
Total revenues	$7,869	$29,469	$(21,600)	(73)%

Financing

In 2012, we completed multiple financings involving loans and convertible debt and equity offerings. In February 2012, we completed a private placement of 10.2 million shares of common stock for aggregate proceeds of $58.7 million and raised $25.0 million from an offering of senior unsecured convertible promissory notes. In May 2012, we completed a private placement of 1.7 million shares of common stock for aggregate proceeds of $4.1 million. In July 2012, we completed a sale of a $38.3 million in a senior unsecured convertible promissory note for cash proceeds of $15.0 million and our repayment of $23.3 million in previously-provided research and development funds and, in September 2012, we completed a sale of an additional senior unsecured convertible promissory note for additional cash proceeds of $15.0 million. In December 2012, we completed a private placement of our common stock for the issuance of 14,177,849 shares at a price of $2.98 per share for aggregate proceeds of $37.2 million and the cancellation of $5.0 million worth of outstanding senior unsecured convertible promissory notes previously issued us. Shares totaling 1,677,852 were issued to Total in exchange for this cancellation. Net cash received as of December 31, 2012 was $22.2 million and the remaining $15.0 million of proceeds was received in January 2013. In connection with this private placement, we entered into a Letter of Agreement, dated December 24, 2012 with Biolding under which we acknowledged that Biolding's initial investment of $10.0 million in December 2012 represented partial satisfaction of it's preexisting contractual obligation to fund $15.0 million by March 31, 2013 upon satisfaction by us of criteria associated with the commissioning of our production plant in Brotas.

On March 27, 2013, we completed a private placement of our common stock to Biolding and issued 1,533,742 of our common stock at a price of $3.26 per share resulting in aggregate proceeds of approximately $5.0 million. This private placement represented the final tranche of Biolding's preexisting contractual obligation to fund $15.0 million upon satisfaction by us of certain criteria associated with the commissioning of a production plant in Brazil.

Liquidity

We have incurred significant losses in each year since our inception and believe that we will continue to incur losses and negative cash flow from operations into at least 2014. As of March 31, 2013, we had an accumulated deficit of $618.9 million and had cash, cash equivalents and short term investments of $24.9 million. We have significant outstanding debt and contractual obligations related to purchase commitments, as well as capital and operating leases. As of March 31, 2013, our debt totaled $106.9 million, of which $7.1 million matures within the next twelve months. In addition, our debt agreements contain various covenants, including restrictions on business that could cause us to be at risk of defaults.

In March 2013, we signed a collaboration agreement with Firmenich that included a funding component, and obtained a commitment letter from Total with respect to additional convertible note funding (as described above), and we expect to use amounts received under these arrangements to fund our operations. Furthermore, we are expecting additional funding in 2013 from collaborations, equity or debt offerings, or combinations of these sources. We are currently in discussions with potential investors and intend to secure a portion of this additional funding in the second quarter of 2013. However, as of the date of this filing, we have not yet secured this additional funding. There can be no assurance that financing will be available on commercially acceptable terms or at all.

Results of Operations

The following table sets forth our condensed consolidated statement of operations data for the periods shown:

	Three Months Ended March 31,
	2013	2012
	(In Thousands, Except share and Per Share Amounts)
Consolidated Statement of Operations Data:
Revenues
Product sales	$2,983	$26,307
Grants and collaborations revenue	4,886	3,162
Total revenues	7,869	29,469
Cost and operating expenses
Cost of products sold	8,960	43,811
Loss on purchase commitments and write off of production assets	—	36,652
Research and development(1)	15,754	21,344
Sales, general and administrative(1)	14,827	21,715
Total cost and operating expenses	39,541	123,522
Loss from operations	(31,672)	(94,053)
Other income (expense):
Interest income	36	606
Interest expense	(1,562)	(1,054)
Other income (expense), net	1,119	(151)
Total other (expense)	(407)	(599)
Loss before income taxes	(32,079)	(94,652)
Provision for income taxes	(236)	(244)
Net loss	$(32,315)	$(94,896)
Net loss attributable to noncontrolling interest	(299)	348
Net loss attributable to Amyris, Inc. common stockholders	$(32,614)	$(94,548)
Net loss per share attributable to common stockholders, basic and diluted	$(0.44)	$(1.88)
Weighted-average shares of common stock outstanding used in computing net loss per share of common stock, basic and diluted	73,306,860	50,214,192

Comparison of Three Months Ended March 31, 2013 and 2012

Revenues

	Three Months Ended March 31,		Year-to Year Change	Percentage Change
	2013	2012
	(Dollars in thousands)
Revenues
Ethanol and ethanol-blended gasoline	$—	$23,869	$(23,869)	(100)%
Renewable products	2,983	2,438	545	22%
Product sales	2,983	26,307	(23,324)	(89)%
Grants and collaborations revenue	4,886	3,162	1,724	55%
Total revenues	$7,869	$29,469	$(21,600)	(73)%

Our total revenues decreased by $21.6 million to $7.9 million for the three months ended March 31, 2013 with such reduction resulting primarily from a decrease in product sales. Revenue from product sales decreased by $23.3 million to $3.0 million primarily due to the absence of sales of ethanol and reformulated ethanol-blended gasoline purchased from third parties which accounted for $23.9 million of the reduction. We transitioned out of the ethanol and ethanol-blended gasoline business during the third quarter of 2012. We do not expect to be able to replace much of the revenue lost in the near term as a result of this transition, particularly in 2013 while we continue our efforts to establish a renewable products business. Product sales of our farnesene-derived products increased $0.5 million in the first quarter of 2013 compared to the prior year. Grants and collaborations revenue in the three months ended March 31, 2013 increased by $1.7 million compared to the same period of the prior year primarily due to the revenue recognized from collaboration research services under the Novvi Joint Venture.

Cost and Operating Expenses

	Three Months Ended March 31,		Year-to Year Change	Percentage Change
	2013	2012
	(Dollars in thousands)
Cost of products sold	$8,960	$43,811	$(34,851)	(80)%
Loss on purchase commitments and write-off of production assets	—	36,652	(36,652)	nm
Research and development	15,754	21,344	(5,590)	(26)%
Sales, general and administrative	14,827	21,715	(6,888)	(32)%
Total cost and operating expenses	$39,541	$123,522	$(83,981)	(68)%

______________
nm= not meaningful

Cost of Products Sold

Our cost of products sold decreased by $34.9 million to $9.0 million for the three months ended March 31, 2013 compared to the same period in the prior year. Our cost of products sold includes production costs of farnesene-derived products, which includes cost of raw materials, amounts paid to contract manufacturers and period costs including inventory write-downs resulting from applying lower-of-cost-or-market inventory valuations. Cost of farnesene-derived products sold also includes certain costs related to the scale-up in production of such products.

We transitioned out of our ethanol and gasoline business in the quarter ended September 30, 2012, which resulted in a reduction of $23.6 million in cost of products sold. As of December 2012, we began operating our own large-scale Biofene production plant in Brotas, in the state of São Paulo, Brazil.

Loss on Purchase Commitments and Write-Off of Production Assets

Beginning in March 2012, we initiated a plan to shift a portion of our production capacity from contract manufacturing facilities to Amyris-owned plants that were then under construction. As a result, we evaluated our contract manufacturing agreements and, in the first quarter of 2012, recorded a loss of $31.2 million related to facility modification costs and fixed purchase commitments. We also recorded an impairment charge of $5.5 million in the three months ended March 31, 2012 related to Amyris-owned equipment at contract manufacturing facilities, based on the excess of the carrying value of the assets over their fair value. We computed the loss on facility modification costs and fixed purchase commitments using the same approach that is used to value inventory-the lower of cost or market value. The computation of the loss on firm purchase commitments is subject to several estimates, including the ultimate selling price of any of our products manufactured at the relevant production facilities, and is therefore inherently uncertain. No additional loss on purchase commitments and write-off of production assets were recorded during the three months ended March 31, 2013.

Research and Development Expenses

Our research and development expenses decreased by $5.6 million for the three months ended March 31, 2013 over the same period in the prior year, primarily as a result of overall lower spending. The decrease was attributable to a $2.3 million reduction in personnel-related expenses associated with a lower headcount, $2.0 million reduction in other overhead expenses, $1.1 million reduction in outside consulting expenses, and a $0.2 million decrease in travel-related expenses. Research and development expenses included stock-based compensation expense of $1.2 million and $1.5 million during the three months ended March 31, 2013 and 2012, respectively.

Sales, General and Administrative Expenses

Our sales, general and administrative expenses decreased by $6.9 million for the three months ended March 31, 2013 compared to the same period of the prior year, primarily a result of overall lower spending. The decrease is attributed primarily to a $5.1 million reduction in personnel-related expenses associated with a lower headcount, $1.2 million reduction in consulting and professional service fees, and $0.7 million reduction in other overhead expenses. Sales, general and administrative expenses included stock-based compensation expense of $2.9 million and $5.0 million during the three months ended March 31, 2013 and 2012, respectively.

Other Income (Expense)

	Three Months Ended March 31,		Year-to Year Change	Percentage Change
	2013	2012
	(Dollars in thousands)
Other income (expense):
Interest income	$36	$606	$(570)	(94)%
Interest expense	(1,562)	(1,054)	(508)	48%
Other income (expense), net	1,119	(151)	1,270	(841)%
Total other expense	$(407)	$(599)	$192	(32)%

Total other expense decreased by approximately $0.2 million to $0.4 million for the three months ended March 31, 2013 compared to the same period of the prior year. The decrease in total other expense was attributable to an increase in other income of $1.3 million of which $1.1 million is due to a change in fair value of the compound embedded derivative liability associated with our senior unsecured convertible promissory notes issued to Total. Partially offsetting this decrease was an increase in interest expense of $0.5 million associated with increased borrowings to fund our operations including capital expenditures and a $0.6 million decrease in interest income due to lower cash balance compared to the same period in the prior year.

Liquidity and Capital Resources

	March 31, 2013	December 31, 2012
	(Dollars in thousands)
Working capital	$(6,101)	$3,668
Cash and cash equivalents and short-term investments	$24,855	$30,689
Debt and capital lease obligations	$108,918	$106,774
Accumulated deficit	$(618,941)	$(586,327)

	Three Months Ended March 31,
	2013	2012
	(Dollars in thousands)
Net cash used in operating activities	$(24,290)	$(61,856)
Net cash used in investing activities	(3,626)	(13,566)
Net cash provided by financing activities	20,861	81,907

Working Capital. Working capital was $(6.1) million at March 31, 2013, a decrease of $9.8 million from working capital as of December 31, 2012. This decrease was principally attributable to a reduction in net cash and investment balances of $5.8 million due primarily to fund our operating expenses and service our debt, a $9.1 million increase in short-term deferred revenue, and an increase of $3.8 million in short term debt balances. This decrease was offset in part by a $3.7 million increase in accounts receivable and a reduction of $4.2 million in accounts payable and accrued and other current liabilities.

To support production of our products in contract manufacturing and dedicated production facilities, we have incurred, and we expect to continue to incur, capital expenditures as we invest in these facilities.We plan to continue to seek external debt financing from U.S. and Brazilian sources to help fund our investments in these contract manufacturing and dedicated production facilities.

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

Liquidity. We have incurred significant losses in each year since our inception and believe that we will continue to incur losses and negative cash flow from operations into at least 2014. As of March 31, 2013, we had an accumulated deficit of $618.9 million and had cash, cash equivalents and short term investments of $24.9 million. We have significant outstanding debt and contractual obligations related to purchase commitments, as well as capital and operating leases. As of March 31, 2013, our debt totaled $106.9 million, of which $7.1 million matures within the next twelve months. In addition, our debt agreements contain various covenants, including restrictions on business that could cause us to be at risk of defaults. In March 2013, we signed a collaboration agreement with Firmenich that included a funding component, and obtained a commitment letter from Total with respect to additional convertible note funding (as described above under "Overview-Total Relationship"), and we expect to use amounts received under these arrangements to fund our operations. Furthermore, we are expecting additional funding in 2013 from collaborations, equity or debt offerings, or combinations of these sources. We are currently in discussions with potential investors and intend to secure a portion of this additional funding in the second quarter of 2013. However, as of the date of this filing, we have not yet secured this additional funding. There can be no assurance that financing will be available on commercially acceptable terms or at all.

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

If fully implemented, these actions are designed to save us an estimated $40 million to $45 million over the next twelve months. Implementing this plan could have a material negative impact on our ability to continue our business as currently contemplated, including, without limitation, delays or failures in our ability to:

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

Convertible Note Offering. In February 2012, we sold $25.0 million in principal amount of senior unsecured convertible promissory notes due March 1, 2017. The notes have a 3.0% annual interest rate and are convertible into shares of our common stock at a conversion price of $7.0682 per share, subject to adjustment for proportional adjustments to outstanding common stock and anti-dilution provisions in case of dividends and distributions.  The note holders have a right to require repayment of 101% of the principal amount of the notes in an acquisition of Amyris, and the notes provide for payment of unpaid interest on conversion following such an acquisition if the note holders do not require such repayment.  The securities purchase agreement and notes include covenants regarding payment of interest, maintaining our listing status, limitations on debt, maintenance of corporate existence, and filing of SEC reports. The notes include standard events of default resulting in acceleration of indebtedness, including failure to pay, bankruptcy and insolvency, cross-defaults, and breaches of the covenants in the securities purchase agreement and notes, with default interest rates and associated cure periods applicable to the covenant regarding SEC reporting. Furthermore, the senior unsecured convertible notes include restrictions on the amount of debt we are permitted to incur. Our total outstanding debt at any time can not exceed the greater of $200.0 million or 50% of our consolidated total assets and our secured debt cannot exceed the greater of $125 million or 30% of our consolidated total assets. As of March 31, 2013 and December 31, 2012, a principal amount of $25.0 million and $25.0 million, respectively, was outstanding under these notes payable.

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

In December 2012, we completed a private placement of 14,177,849 shares common stock for aggregate proceeds of $37.2 million, of which $22.2 million in cash was received in December 2012 and $15.0 million in cash was received in January 2013. As part of this private placement, 1,677,852 of the 14,177,849 shares were issued to Total in exchange for the cancellation of $5.0 million worth of an outstanding senior unsecured convertible promissory note we previously issued to Total.

In January 2013, we received $15.0 million in proceeds from a private placement offering that closed in December 2012. Consequently, we issued 5,033,557 of the 14,177,849 shares of our common stock.

In March 2013, we completed a private placement of 1,533,742 shares of its common stock at a price of $3.26 per share for aggregate proceeds of $5.0 million. This private placement represented the final tranche of Biolding's preexisting contractual obligation to fund $15.0 million upon satisfaction by us of certain criteria associated with the commissioning of a production plant in Brazil.

Export Financing with ABC Brasil. On March 18, 2013, we entered into an export financing agreement with Banco ABC Brasil S.A. (ABC Bank) for approximately US$2.5 million (approximately R$5.0 million based on exchange rate as of March 18, 2013) for a 1 year-term to fund exports through March 2014. As of March 31, 2013, the principal amount outstanding was US$2.5 million. This loan is collateralized by future exports from our subsidiary in Brazil.

Banco Pine/Nossa Caixa Financing. In July 2012, we entered into a Note of Bank Credit and a Fiduciary Conveyance of Movable Goods agreement with each of Nossa Caixa and Banco Pine. Under such instruments, we borrowed an aggregate of
R$52.0 million (approximately US$25.8 million based on the exchange rate as of March 31, 2013) as financing for capital expenditures relating to our manufacturing facility in Brotas. Under the loan agreements, Banco Pine agreed to lend R$22.0 million and Nossa Caixa agreed to lend R$30.0 million. The funds for these loans are provided by Banco Nacional de Desenvolvimento Econômico e Social, or BNDES, a government owned bank headquartered in Brazil, but are guaranteed by the lenders. The loans have a final maturity date of July 15, 2022 and bear a fixed interest rate of 5.5% per year. The loans are also subject to early maturity and delinquency charges upon occurrence of certain events including interruption of manufacturing activities at Brotas for more than 30 days, except during sugarcane off-season. The loans are secured by certain of our farnesene production assets at the manufacturing facility in Brotas, and we were required to provide parent guarantees to each of the lenders.

BNDES Credit Facility. In December 2011, we entered into a credit facility in the amount of R$22.4 million (approximately US$11.1 million based on the exchange rate as of March 31, 2013) with BNDES. This BNDES facility was extended as project financing for a production site in Brazil. The credit line is divided into an initial tranche for up to approximately R$19.1 million(approximately US$9.5 million based on the exchange rate at March 31, 2013) and an additional tranche of approximately R$3.3 million (approximately US$1.6 million based on the exchange rate at March 31, 2013) that becomes available upon delivery of additional guarantees. The credit line is available for 12 months from the date of the Credit Agreement, subject to extension by the lender.

The principal of loans under the BNDES credit facility is required to be repaid in 60 monthly installments, with the first installment due in January 2013 and the last due in December 2017. Interest was initially due on a quarterly basis with the first installment due in March 2012. From and after January 2013, interest payments are due on a monthly basis together with principal payments. The loaned amounts carry interest of 7% per year. Additionally, a credit reserve charge of 0.1% on the unused balance from each credit installment from the day immediately after it is made available through its date of use, is due when such credit installment is repaid.

The BNDES Credit Facility is collateralized by a first priority security interest in certain of our equipment and other tangible assets totaling R$24.9 million(approximately US$12.4 million on the exchange rate as of March 31, 2013). We are a parent guarantor for the payment of the outstanding balance under the BNDES Credit Facility. Additionally, we are required to provide a bank guarantee equal to10.0% of the total approved amount (R$22.4 million in total debt) available under the BNDES Credit Facility. For advances in the second tranche (above R$19.1 million), we are required to provide additional bank guarantees equal to 90.0% of each such advance, plus additional Amyris guarantees equal to at least 130.0% of such advance. The BNDES Credit Facility contains customary events of default, including payment failures, failure to satisfy other obligations under the credit facility or related documents, defaults in respect of other indebtedness, bankruptcy, insolvency and inability to pay debts when due, material judgments, and changes in control of Amyris Brasil. If any event of default occurs, BNDES may terminate its commitments and declare immediately due all borrowings under the facility. As of March 31, 2013 and December 31, 2012 the Company had R$18.1 million (approximately US$9.0 million based on the exchange rate as of March 31, 2013 and R$19.1 million (approximately US$9.3 million based on the exchange rate as of December 31, 2012) in outstanding advances under the BNDES Credit Facility.

FINEP Credit Facility. In November 2010, we entered into a credit facility with Financiadora de Estudos e Projetos (“FINEP”), a state-owned company subordinated to the Brazilian Ministry of Science and Technology. This FINEP Credit Facility was extended to partially fund expenses related to our research and development project on sugarcane-based biodiesel (“FINEP Project”) and provides for loans of up to an aggregate principal amount of R$6.4 million (approximately US$3.2 million based on the exchange rate as of March 31, 2013) which is secured by a chattel mortgage on certain equipment of the Company as well as by bank letters of guarantee. As of December 31, 2012, all available credit under this facility was fully drawn.

Interest on loans drawn under this credit facility is fixed at 5.0% per annum. In case of default under, or non-compliance with, the terms of the agreement, the interest on loans will be dependent on the long-term interest rate as published by the Central Bank of Brazil, or TJLP. If the TJLP at the time of default is greater than 6%, then the interest will be 5.0% + a TJLP adjustment factor otherwise the interest will be at 11.0% per annum. In addition, a fine of up to 10.0% will apply to the amount of any obligation in default. Interest on late balances will be 1.0% interest per month, levied on the overdue amount. Payment of the outstanding loan balance will be made in 81 monthly installments, which commenced in July 2012 and extends through March 2019. Interest on loans drawn and other charges are paid on a monthly basis and commenced in March 2011. As of March 31, 2013, total outstanding loan balance under this credit facility was R$6.0 million (approximately US$3.0 million based on the exchange rate as of March 31, 2013).

The FINEP Credit Facility contains the following significant terms and conditions:

•
We are required to share with FINEP the costs associated with the FINEP Project. At a minimum, we are required to contribute approximately R$14.5 million (approximately US$7.1 million based on the exchange rate as of December 31, 2012) of which R$11.1 million was contributed prior to the release of the second disbursement. As of December 31, 2012, we have fulfilled all of our cost sharing obligations;

•
After the release of the first disbursement, prior to any subsequent drawdown from the FINEP Credit Facility, we were required to provide bank letters of guarantee of up to R$3.3 million in aggregate (approximately US$1.6 million based on the exchange rate as of December 31, 2012) before receiving the second installment in December 2012. We obtained the bank letters of guarantee from Banco ABC Brasil, S.A.;

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

Joint Venture Agreement. In 2010, we established SMA, a joint venture with Usina São Martinho. Under the terms of the agreement, if SMA fails to commence operations by the end of 2013, Usina São Martinho has the right to terminate the joint venture and to require us to buy Usina São Martinho's equity in SMA at its acquisition cost and transfer SMA's assets at the Usina São Martinho site to another location. In that event, we would incur significant costs beginning in mid-2014 and be required to find alternative locations for the facility. In March 2013, we met with Usina São Martinho and the parties agreed in principle to a revised business plan for the joint venture with the plant becoming operational in 2016. While we are in the process of documenting that revised business plan as an amendment to the agreement, we may not be able to reach final agreement on the revised terms.

As of March 31, 2013, we delayed further construction of and commissioning of the SMA plant and we expect to continue to defer the project in the near term based on economic considerations and to allow us to focus on the successful implementation of our plant in Brotas.

Government Contracts. In 2010, we were awarded a $24.3 million “Integrated Bio-Refinery” grant from the U.S. Department of Energy, or DOE. Under this grant, we are required to fund an additional $10.6 million in cost sharing expenses. According to the terms of the DOE grant, we were required to maintain a cash balance of $8.7 million, calculated as a percentage of the total project costs, to cover potential contingencies and cost overruns. As of March 31, 2013, the cash requirement is zero. These funds are not legally restricted but they must be available and unrestricted during the term of the project. Our obligation for this cost share is contingent on reimbursement for project costs incurred. As of March 31, 2013, we have fully utilized all of our $24.3 million award.

In August 2010, we were appointed as a subcontractor to National Renewable Energy Laboratory, or NREL, under a DOE grant awarded to NREL. We have the right to be reimbursed for up to $3.6 million, and are required to fund an additional $1.4 million, in cost sharing expenses. Through March 31, 2013, we had recognized $2.2 million in revenue under this grant, of which $0.4 million was received in cash during the three months ended March 31, 2013.

In June 2012, we entered into a Technology Investment Agreement with The Defense Advanced Research Projects Agency (DARPA), under which we will perform certain research and development activities funded in part by DARPA. The work is to be performed on a cost-share basis, where DARPA funds 90% of the work and we fund the remaining 10% (primarily by providing specified labor). Under the agreement, we could receive funding of up to approximately $8.0 million over two years based on achievement of program milestones, and, accordingly, would be responsible for contributions equivalent to approximately $900,000. The agreement has an initial term of one year and, at DARPA's option, may be renewed for an additional year. Through March 31, 2013, we had recognized $0.4 million in revenue under this agreement, of which zero was received in cash during the three months ended March 31, 2013.

Cash Flows during the Three Months Ended March 31, 2013 and 2012

Cash Flows from Operating Activities

Our primary uses of cash from operating activities are cost of products sold and personnel-related expenditures offset by cash received from product sales, grants and collaborative research. Cash used in operating activities was $24.3 million and $61.9 million for the three months ended March 31, 2013 and 2012, respectively.

The largest component of the $24.3 million of cash used in our operations during the three months ended March 31, 2013 related to our net loss of $32.3 million, which included $4.2 million of stock-based compensation and $4.4 million of depreciation and amortization expenses.

Significant operating cash inflows during the three months ended March 31, 2013 were derived primarily from sales of renewable products and from collaborative research services. Operating cash inflows also included a $9.8 million increase in deferred revenue primarily from the up-front payment from Firmenich.

Net cash used in operating activities of $61.9 million for the three months ended March 31, 2012 reflected a net loss of $94.9 million and a $22.1 million net change in our operating assets and liabilities partially offset by non-cash charges of $55.1 million. Net change in operating assets and liabilities of $22.1 million primarily consisted of a $13.0 million decrease in accrued and other long term liabilities, an $8.2 million increase in inventory, a $2.4 million decrease in accounts payable, a $0.7 million increase in prepaid expenses and other assets and $0.3 million decrease in deferred rent partially offset by a $2.2 million decrease in accounts receivable and a $0.3 million increase in deferred revenue. Non-cash charges of $55.1 million were primarily related to $36.7 million of losses from firm purchase commitments and write off of production assets at contract manufacturers, $6.5 million of stock-based compensation, an $8.1 million write down of renewable product inventory to its net realizable value, and $3.7 million of depreciation and amortization expenses.

Cash Flows from Investing Activities

Our investing activities consist primarily of capital expenditures and investment activities.

For the three months ended March 31, 2013, cash used in investing activities was $3.6 million as a result of $2.1 million in capital expenditures on plant, property and equipment due principally to the construction of our first owned production facility in Brotas and $1.5 million in purchases of short-term investments.

For the three months ended March 31, 2012, cash used in investing activities was $13.6 million as a result of $21.8 million of capital expenditures and deposits on property and equipment, offset by net sales of short term investments of $8.2 million.

Cash Flows from Financing Activities

For the three months ended March 31, 2013, cash provided by financing activities was $20.9 million, primarily the result of the receipt of $19.9 million in proceeds from sales of common stock in private placements net of issuance cost and the net receipt of $2.5 million from debt financing. These cash inflows were offset in part by principal payments on debt and capital leases of $1.6 million.

For the three months ended March 31, 2012, cash provided by financing activities was $81.9 million, primarily the result of $25.0 million in debt financing and the receipt of $58.6 million in proceeds from the sale of common stock in a private placement, net of issuance costs. These cash receipts were offset in part by principal payments on debt of $0.7 million and principal payments on capital leases of $1.1 million.

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

Contractual Obligations

The following is a summary of our contractual obligations as of March 31, 2013 (in thousands):

	Total	2013 (Nine Months)	2014	2015	2016	2017	Thereafter
Principal payments on long-term debt	$115,704	$3,901	$6,222	$5,622	$5,622	$78,922	$15,415
Interest payments on long-term debt, fixed rate(1)	16,152	2,270	2,987	2,434	2,104	4,463	1,894
Operating leases	37,091	5,229	6,831	6,932	6,915	6,767	4,417
Principal payments on capital leases	1,986	742	956	288	—	—	—
Interest payments on capital leases	133	81	51	1	—	—	—
Terminal storage costs	251	141	76	34	—	—	—
Purchase obligations(2)	47,658	10,403	18,108	10,249	8,629	221	48
Total	$218,975	$22,767	$35,231	$25,560	$23,270	$90,373	$21,774

____________________

(1)	The fixed interest rates are more fully described in Note 6 of our consolidated financial statements.

(2)	Purchase obligations include non-cancelable contractual obligations and construction commitments of $47.3 million, of which $11.2 million have been accrued as loss on purchase commitments.

This table does not reflect non-reimbursable expenses that we expect to incur in 2013 in connection with research activities under the NREL subcontract discussed above under the caption "Liquidity and Capital Resources - Government Contracts." We have the right to be reimbursed for up to $3.6 million of a total of $5.0 million of expenses for research activities that we undertake under the NREL grant.

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

Critical Accounting Policies

There were no material changes in the Company's critical accounting policies during the three months ended March 31, 2013.

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

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio and our outstanding debt obligations. We generally invest our cash in investments with short maturities or with frequent interest reset terms. Accordingly, our interest income fluctuates with short-term market conditions. As of March 31, 2013, our investment portfolio consisted primarily of money market funds and certificates of deposit, all of which are highly liquid investments. Due to the short-term nature of our investment portfolio, our exposure to interest rate risk is minimal. Additionally, as of March 31, 2013, 100% of our outstanding debt is in fixed rate instruments.

Foreign Currency Risk

Most of our sales contracts are denominated in U.S. dollars and, therefore, our revenues are not currently subject to significant foreign currency risk. The functional currency of our wholly-owned consolidated subsidiary in Brazil is the local currency (Brazilian real) in which recurring business transactions occur. We do not use currency exchange contracts as hedges against amounts permanently invested in our foreign subsidiary. The amount we consider permanently invested in our foreign subsidiary and translated into U.S. dollars using the March 31, 2013 exchange rate is $86.2 million at March 31, 2013 and $76.7 million at December 31, 2012. The increase in the permanent investments in our foreign subsidiary in the three months ended March 31, 2013 is due to additional capital contributions and, to a lesser extent, the appreciation of the Brazilian real versus the U.S. dollar; partially offset by an increase in accumulated deficit of our wholly-owned consolidated subsidiary in Brazil. The potential loss in fair value, which would principally be recognized in Other Comprehensive Income (Loss), resulting from a hypothetical 10% adverse change in quoted Brazilian real exchange rates is $8.6 million and $7.7 million as of March 31, 2013 and December 31, 2012, respectively. Actual results may differ.

We make limited use of derivative instruments, which includes currency interest swap agreements, to manage the Company's exposure to the foreign currency exchange rate and the interest rate related to the Company's Banco Pine S.A. loan. In June 2012, we entered into a currency interest rate swap arrangement with Banco Pine for R$22.0 million (approximately US$10.9 million based on the exchange rate as of March 31, 2013). The swap arrangement exchanges the principal and interest payments under the Banco Pine loan entered into in July 2012 for alternative principal and interest payments that are subject to adjustment based on fluctuations in the foreign exchange rate between the U.S. dollar and Brazilian real. The swap has a fixed interest rate of 3.94%. This arrangement hedges the fluctuations in the foreign exchange rate between the U.S. dollar and Brazilian real.

Commodity Price Risk

Our primary exposure to market risk for changes in commodity prices currently relates to our purchases of sugar feedstocks. When possible, we manage our exposure to this risk primarily through the use of supplier pricing agreements. Through the third quarter of 2012, we also had commodity market risk related to our purchases of ethanol and reformulated ethanol-blended gasoline in which we used standard derivative commodity instruments to hedge the price volatility of ethanol and reformulated ethanol-blended gasoline, principally through futures contracts. However, as of September 30, 2012, we transitioned out of that business and no longer purchase any ethanol and reformulated ethanol-blended gasoline or use standard derivative commodity instruments. The changes in fair value of these contracts are recorded on the balance sheet and recognized immediately in cost of products sold. We recognized a loss of zero and $0.7 million as the change in fair value for the three months ended March 31, 2013 and 2012, respectively (see Note 3 to our Condensed Consolidated Financial Statements).

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act of 1934, as of the end of the period covered by this Quarterly Report on Form 10-Q.  Based on this evaluation, our chief executive officer ("CEO") and chief financial officer ("CFO") concluded that, as of March 31, 2013, our disclosure controls and procedures are designed and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during our first quarter ended March 31, 2013 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have incurred significant losses in each year since our inception and believe that we will continue to incur losses and negative cash flow from operations into at least 2014. As of March 31, 2013, we had an accumulated deficit of $618.9 million and had cash, cash equivalents and short term investments of $24.9 million. We have significant outstanding debt and contractual obligations related to purchase commitments, as well as capital and operating leases. As of March 31, 2013, our debt totaled $106.9 million, of which $7.1 million matures within the next twelve months. In addition, our debt agreements contain various covenants, including restrictions on business that could cause us to be at risk of defaults. We expect to incur additional costs and expenses related to the continued development and expansion of our business, including construction and operation of our manufacturing facilities, our research and development operations, continued operation of our pilot plants and demonstration facility, and engineering and design work. Further, we expect to incur costs related to contract manufacturing arrangements. There can be no assurance that we will ever achieve or sustain profitability on a quarterly or annual basis.

We have limited experience producing our products at commercial scale and may not be able to commercialize our products to the extent necessary to sustain and grow our current business.

To commercialize our products, we must be successful in using our yeast strains to produce target molecules at commercial scale and at a commercially viable cost. If we cannot achieve commercially-viable production economics, we will be unable to achieve a sustainable integrated renewable products business. Most of our commercial manufacturing experience to date has been at contract manufacturing facilities. We are now focused on developing most of our production capacity through purpose-built, large-scale production plants in Brazil, which is a time-consuming, costly, uncertain and expensive process. Given our limited experience commissioning and operating our own manufacturing facilities and our limited financial resources, we cannot be sure that we will be successful in commissioning and scaling up production at these larger-scale plants, either in a timely manner or with production economics that allow us to meet our plans for commercialization. Even to the extent we successfully complete product development in our laboratories and pilot and demonstration facilities, and at contract manufacturing facilities, we may be unable to translate such success to large-scale, purpose-built plants. If this occurs, our ability to commercialize our technology will be adversely affected and we may be unable to produce and sell any significant volumes of our products. Also, with respect to products that we are able to bring to market, we may not be able to lower the cost of production, which would adversely affect our ability to sell such products profitably.

We will require additional financing to fund our anticipated operations and may not be able to obtain such financing on favorable terms, if at all.

Our planned 2013 working capital needs and our planned operating and capital expenditures for 2013 are dependent on significant inflows of cash from existing collaboration partners, as well as additional funding from new collaborations, equity or debt offerings, credit facilities or loans, or combinations of these sources. We will continue to need to fund our research and development and related activities and to provide working capital to fund production, storage, distribution and other aspects of its business. Our operating plan contemplates capital expenditures of approximately $10.0 million in 2013 and we expect to continue to incur costs in connection with our existing contract manufacturing arrangements. We are expecting additional funding in 2013 from collaborations, equity or debt offerings, or combinations of these sources. We are currently in discussion with potential investors and intend to secure a portion of this additional funding in the second quarter of 2013. However, as of the date of this filing, we have not yet secured this additional funding and there can be no assurance that financing will be available on commercially acceptable terms or at all. For example, some of our existing anticipated financing sources, such as research and development collaborations, are subject to risk that we cannot meet milestones or are not yet subject to definitive agreements or mandatory funding commitments and we may not be able to secure additional equity or debt financing in a timely manner or on reasonable terms, if at all.

If we seek additional types of funding that involve the issuance of equity securities, our existing stockholders would suffer dilution. For example, in 2012 and through the first quarter of 2013, we completed private placements of our common stock that resulted in the issuance of approximately 27.6 million shares of our common stock. In 2012, we also issued approximately $78.3 million in unsecured senior convertible promissory notes that are convertible into common stock at an initial conversion price of $7.0682 per share. Through 2015, we expect to issue up to an aggregate of $51.7 million in additional unsecured senior convertible promissory notes under the agreements with Total described below under the caption, “Our relationship with our strategic partner, Total, may have a substantial impact on our company.” In addition to dilution, to the extent we issue convertible promissory notes and similar instruments, we would become subject to various covenants, including restrictions on our business, that could cause us to be at risk of defaults. For example, the convertible notes we issued in 2012 contained various covenants, including restrictions on the amount of debt we are permitted to incur.

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

If fully implemented, these actions are designed to save us an estimated $40 million to $45 million over the next twelve months. Implementing this plan could have a material negative impact on our ability to continue our business as currently contemplated, including, without limitation, delays or failures in our ability to:

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

We have various agreements with Usina São Martinho that contemplate construction of another large-scale manufacturing facility as a joint venture in Brazil. Under these agreements, we are responsible for designing and managing the construction project, and are responsible for the initial construction costs. We projected the construction costs of the project to be approximately US$100 million. While we completed a significant portion of the construction of the plant before 2012, we delayed further construction and commissioning of the plant while we constructed and commissioned our production plant in Brotas, and we expect to continue to defer the project for the near term based on economic considerations and to allow us to focus on successful implementation at our production plant in Brotas. While Usina São Martinho was obligated to contribute up to approximately R

$61.8 million (approximately US$30.7 million based on the exchange rate as of March 31, 2013) to the construction of the plant, such contributions depended on, among other things, successful commencement of operations at the plant. Based on our shifting manufacturing priorities and uncertainty regarding financing availability, we cannot currently predict when or if our facility at Usina São Martinho will be completed or commence commercial operations, which means that Usina São Martinho's anticipated contribution will be delayed and may never occur. Under our existing agreement with Usina São Martinho, if the joint venture fails to commence operations by the end of 2013, Usina São Martinho has the right to terminate the joint venture and to require us to buy Usina São Martinho's equity in the joint venture at its acquisition cost, and transfer the joint venture's assets at the Usina São Martinho site to another location. In that event, we would incur significant costs and be required to find alternative locations for the facility. In March 2013, we met with Usina São Martinho and the parties agreed in principle to a revised business plan for the joint venture with the plant becoming operational in 2016. While we are in the process of documenting that revised business plan as an amendment to the agreement, we may not be able to reach final agreement on the revised terms. In addition, if Amyris Brasil becomes controlled, directly or indirectly, by a competitor of Usina São Martinho, then Usina São Martinho has the right to acquire our interest in the joint venture and if Usina São Martinho becomes controlled, directly or indirectly, by a competitor of ours, then we have the right to sell our interest in the joint venture to Usina São Martinho. In either case, the purchase price is to be determined in accordance with the joint venture agreements, and we would continue to have the obligation to acquire products produced by the joint venture for the remainder of the term of the supply agreement then in effect even though we might no longer be involved in the joint venture's management.

If we are ultimately successful in establishing the plant at Usina São Martinho, the agreements governing the joint venture subject us to terms that may not be favorable to us under certain conditions. For example, we are required to purchase the output of the joint venture for the first four years at a price that guarantees the return of Usina São Martinho's investment plus a fixed interest rate. We may not be able to sell the output at a price that allows us to achieve anticipated, or any, level of profitability on the product we acquire under these terms. Similarly, the return that we are required to provide the joint venture for products after the first four years may have an adverse effect on the profitability we achieve from acquiring the mill's output. Additionally, we are required to to purchase the output of the joint venture regardless of whether we have a customer for such output, and our results of operations and financial condition would be adversely affected if we are unable to sell the output that we are required to purchase.

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

In November 2011, we entered into an amendment of the collaboration agreement with Total with respect to development and commercialization of Biofene for diesel. This represented an expansion of the initial collaboration that the parties established in 2010, and established a global, exclusive collaboration for the development of Biofene for diesel and a framework for the creation of a joint venture to manufacture and commercialize Biofene for diesel. In addition, a limited number of other potential products were subject to development for the joint venture on a non-exclusive basis. In July 2012, we entered into a further amendment of the collaboration agreement with Total that expanded Total's investment in the Biofene collaboration, incorporated the development of certain joint venture products for use in diesel and jet fuel into the scope of the collaboration, and changed the structure of the funding from Total to include a convertible debt mechanism. Under the new agreements, Total funded $30 million in new cash investment during the third quarter of 2012 and, in March 2013, it confirmed its agreement to provide an additional $30 million in 2013. Total may decide to provide further funding in 2014. Upon completion of the research and development program, we and Total would form a joint venture company that would have exclusive rights to produce and market renewable diesel and/or jet fuel. Should Total decide not to pursue commercialization, under certain conditions, it is eligible to recover up to $100 million, payable in March 2017, in the form of cash or in the form of common stock at a conversion price of $7.0682 per share (or, for notes issued in 2013, a lower price as determined under the March 2013 letter agreement as described above in Management's Discussion and Analysis of Financial Condition and Results of Operations-Overview-Total).

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

Our renewable chemical products may be subject to government regulation in our target markets. In the U.S., the EPA administers the Toxic Substances Control Act, or TSCA, which regulates the commercial registration, distribution, and use of many chemicals. Before an entity can manufacture or distribute significant volumes of a chemical, it needs to determine whether that chemical is listed in the TSCA inventory. If the substance is listed, then manufacture or distribution can commence immediately. If not, then in most cases a “Chemical Abstracts Service” number registration and pre-manufacture notice must be filed with the EPA, which has up to 180 days to review the filing. Some of the products we produce or plan to produce, such as Biofene and squalane, are already in the TSCA inventory. Others, such as our farnesane (in diesel and new jet fuel applications), are not yet listed. We may not be able to expediently receive approval from the EPA to list the molecules we would like to make on the TSCA registry, resulting in delays or significant increases in testing requirements. A similar program exists in the European Union, called REACH (Registration, Evaluation, Authorization, and Restriction of Chemical Substances). Under this program, we need to register our products, including Biofene, with the European Commission, and this process could cause delays or significant costs. To the extent that other geographies, such as Brazil, may rely on TSCA or REACH (or similar laws and programs) for chemical registration in their geographies, delays with the U.S. or European authorities may subsequently delay entry into these markets as well.

Our diesel fuel is subject to regulation by various government agencies, including the EPA and the California Air Resources Board, or CARB, in the U.S. and Agência Nacional do Petróleo, Gas Natural e Biocombustíveis, or ANP, in Brazil. To date, we have obtained registration with the EPA for the use of our diesel fuel in the U.S. at a 35% blend rate with petroleum diesel. In addition, ANP has authorized the use our diesel fuel at blend rates of 10% and 30% for specific transportation fleets. We are also currently in the process of registering our fuel with the CARB and the European Commission. Registration with each of these bodies is required for the sale and use of our fuels within their respective jurisdictions. In addition, for us to achieve full access to the U.S. fuels market for our fuel products, we will need to obtain EPA and CARB (and potentially other state agencies) certifications for our feedstock pathway and production facilities, including certification of a feedstock lifecycle analysis relating to greenhouse gas emissions. Any delay in obtaining these additional certifications could impair our ability to sell our renewable fuels to refiners, importers, blenders and other parties that produce transportation fuels as they comply with federal and state requirements to include certified renewable fuels in their products.

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

We have experienced, and expect to continue to experience, expansion of our business as we continue to make efforts to develop and bring our products to market. We have grown from 18 employees at the end of 2005 to 380 at April 26, 2013. Our growth and diversified operations have placed, and may continue to place, significant demands on our management and our operational and financial infrastructure. In particular, continued growth could strain our ability to:

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

Our commercial success will depend substantially on our ability to obtain patents and maintain adequate legal protection for our technologies and product candidates in the U.S. and other countries. As of April 30, 2013, we had 208 issued U.S. and foreign patents and 303 pending U.S. and foreign patent applications that were owned by or licensed to us. We will be able to protect our proprietary rights from unauthorized use by third parties only to the extent that our proprietary technologies and future products are covered by valid and enforceable patents or are effectively maintained as trade secrets.

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

We apply the applicable accounting principles set forth in the U.S. Financial Accounting Standards Board's Accounting Standards Codification to our intangible assets (including goodwill), which prohibits the amortization of intangible assets with indefinite useful lives and requires that these assets be reviewed for impairment at least annually. There are several methods that can be used to determine the estimated fair value of the in-process research and development acquired in a business combination. We have used the “income method,” which applies a probability weighting that considers the risk of development and commercialization, to the estimated future net cash flows that are derived from projected sales revenues and estimated costs. These projections are based on factors such as relevant market size, pricing of similar products, and expected industry trends. The estimated future net cash flows are then discounted to the present value using an appropriate discount rate. These assets are treated as indefinite-lived intangible assets until completion or abandonment of the projects, at which time the assets will be amortized over the remaining useful life or written off, as appropriate. If the carrying amount of the assets is greater than the measures of fair value, impairment is considered to have occurred and a write-down of the asset is recorded. Any finding that the value of our intangible assets has been impaired would require us to write-down the impaired portion, which could reduce the value of our assets and reduce our net income for the year in which the related impairment charges occur.  As of March 31, 2013, we had a net carrying value of approximately $9.1 million of in-process research and development and goodwill associated with our acquisition of Draths Corporation.

Our ability to use our net operating loss carryforwards to offset future taxable income may be subject to certain limitations.

In general, under Section 382 of the Internal Revenue Code, or Code, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change net operating loss carryforwards, or NOLs, to offset future taxable income. If the Internal Revenue Service challenges our analysis that our existing NOLs are not subject to limitations arising from previous ownership changes, or if we undergo an ownership change, our ability to utilize NOLs could be limited by Section 382 of the Code. Future changes in our stock ownership, some of which are outside of our control, could result in an ownership change under Section 382 of the Code. Furthermore, our ability to utilize NOLs of companies that we may acquire in the future may be subject to limitations. For these reasons, we may not be able to utilize a material portion of our NOLs carryforward, even if we attain profitability.

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

Risks Related to Ownership of Our Common Stock

Our stock price may be volatile.

The market price of our common stock has been, and we expect it to continue to be, subject to significant volatility, and it has declined significantly from our initial public offering price. As of April 30, 2013, the reported closing price for our common stock on the NASDAQ Global Select Market was $2.72 per share. Market prices for securities of early stage companies have historically been particularly volatile. Such fluctuations could be in response to, among other things, the factors described in this “Risk Factors” section or elsewhere in this report, or other factors, some of which are beyond our control, such as:

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

The concentration of our capital stock ownership with insiders will limit your ability to influence corporate matters.

As of April 30, 2013:

•	our executive officers and directors and their affiliates (including Total) together held approximately 37.7% of our outstanding common stock;

•	Total held approximately 18.0% of our outstanding common stock; and

•
our next two largest holders of outstanding common stock after Total (Maxwell Mauritius Pte. Ltd. and Biolding Investment SA, each of whom has a designee on our Board of Directors) together held approximately 23.6% of our outstanding common stock.

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

On March 27, 2013, we sold 1,533,742 shares of our common stock at a price of $3.26 per share for aggregate proceeds of $5.0 million.

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

ITEM 6 . EXHIBITS

The exhibits listed in Exhibit Index immediately preceding the exhibits are filed (other than exhibits 32.01, 32.02 and 101) as part of this Quarterly Report on Form 10-Q and such Exhibit Index is incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMYRIS, INC.

Dated:	May 8, 2013	By:	/S/ JOHN G. MELO
John G. Melo President and Chief Executive Officer (Principal Executive Officer)

Dated:	May 8, 2013	By:	/S/ STEVEN R. MILLS
STEVEN R. MILLS Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Index		Previously Filed				Filed Herewith
	Description	Form	File No.	Filing Date	Exhibit

3.01	Restated Certificate of Incorporation	10-Q	001-34885	November 10, 2010	3.01

3.02	Restated Bylaws	10-Q	001-34885	November 10, 2010	3.02

4.01	Securities Purchase Agreement, dated March 27, 2013, between registrant and Biolding SA					X

4.02	Amendment No. 3 to Amended and Restated Investors' Rights Agreement, dated March 27, 2013, among registrant and registrant's security holders named therein					X

10.01	Modification No. 9, dated January 9, 2013, to Assistance Agreement between registrant and the U.S. Department of Energy					X

10.02[a]	Master Collaboration Agreement, dated March 13, 2013, between registrant and Firmenich SA					X

10.03	Letter agreement, dated March 24, 2013, between registrant and Total Gas & Power USA, SAS					X

10.04	Amended and Restated Operating Agreement, dated March 26, 2013, among registrant, Cosan US, Inc. and Novvi LLC.					X

10.05	Termination of the Joint Venture Implementation Agreement, dated March 26, 2013, among registrant, Amyris Brasil Ltda., Cosan Lubrificantes e Especialidades S.A. and Cosan S.A. Indústria E Comércio					X

10.06	IP License Agreement, dated as of March 26, 2013, between registrant and Novvi LLC					X

10.07[b]	Offer letter, dated March 30, 2011, between registrant and Gary Loeb					X

10.08[b]	Amendment to offer letter, dated May 31 2012, between registrant and Gary Loeb					X

10.09[b]	Offer letter, dated July 29, 2010, between registrant and Mark Patel					X

31.01	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(c) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.02	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(c) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.01[c]	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

32.02[c]	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101[d]
The following materials from registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations; (ii) the Condensed Consolidated Balance Sheets; (iii) the Condensed Consolidated Statements of Comprehensive Loss; (iv) the Condensed Consolidated Statements of Stockholders' Equity; (v) the Condensed Consolidated Statements of Cash Flows; and (vi) Notes to Unaudited Condensed Consolidated Financial Statements
X

a.	Portions of this exhibit have been omitted pending a determination by the Securities and Exchange Commission as to whether these portions should be granted confidential treatment.

b.	Indicates management contract or compensatory plan or arrangement.

c.
This certification shall not be deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that Section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended or the Exchange Act.

d.
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