Form 10-Q
period 2013-06-30
AMYRIS, INC.
filed 2013-08-09
CIK 1365916

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013
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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 2, 2013
Common Stock, $0.0001 par value per share	76,191,175	shares

AMYRIS, INC.
QUARTERLY REPORT ON FORM 10-Q
For the Quarterly Period Ended June 30, 2013

PART I

ITEM 1. FINANCIAL STATEMENTS
Amyris, Inc.
Condensed Consolidated Balance Sheets
(In Thousands, Except Share and Per Share Amounts)
(Unaudited)

	June 30,	December 31,
	2013	2012
Assets
Current assets:
Cash and cash equivalents	$11,503	$30,592
Short-term investments	1,412	97
Accounts receivable, net of allowance of $481 as of June 30, 2013 and December 31, 2012	7,268	3,846
Inventories, net	4,065	6,034
Prepaid expenses and other current assets	7,136	8,925
Total current assets	31,384	49,494
Property, plant and equipment, net	144,141	163,121
Restricted cash	956	955
Other assets	17,234	20,112
Goodwill and intangible assets	9,120	9,152
Total assets	$202,835	$242,834
Liabilities and Equity
Current liabilities:
Accounts payable	$8,889	$15,392
Deferred revenue	7,637	1,333
Accrued and other current liabilities	22,745	24,410
Capital lease obligation, current portion	1,014	1,366
Debt, current portion	4,959	3,325
Total current liabilities	45,244	45,826
Capital lease obligation, net of current portion	728	1,244
Long-term debt, net of current portion	56,651	61,806
Related party debt	45,572	39,033
Deferred rent, net of current portion	9,976	8,508
Deferred revenue, net of current portion	6,500	4,255
Other liabilities	17,889	15,933
Total liabilities	182,560	176,605
Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock - $0.0001 par value, 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock - $0.0001 par value, 200,000,000 and 100,000,000 shares authorized as of June 30, 2013 and December 31, 2012, respectively; 76,177,691 and 68,709,660 shares issued and outstanding as of June 30, 2013 and December 31, 2012, respectively	8	7
Additional paid-in capital	695,538	666,233
Accumulated other comprehensive loss	(16,892)	(12,807)
Accumulated deficit	(657,817)	(586,327)
Total Amyris, Inc. stockholders’ equity	20,837	67,106
Noncontrolling interest	(562)	(877)
Total stockholders' equity	20,275	66,229
Total liabilities and stockholders' equity	$202,835	$242,834

See the accompanying notes to the unaudited condensed consolidated financial statements.

Amyris, Inc.
Condensed Consolidated Statements of Operations
(In Thousands, Except Share and Per Share Amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenues
Product sales	$4,185	$15,580	$7,168	$41,887
Grants and collaborations revenue	6,664	3,683	11,550	6,845
Total revenues	10,849	19,263	18,718	48,732
Cost and operating expenses
Cost of products sold	8,853	23,636	17,813	67,447
Loss on purchase commitments and write off of production assets	8,423	—	8,423	36,652
Research and development	13,992	18,500	29,746	39,844
Sales, general and administrative	14,718	22,231	29,545	43,946
Total cost and operating expenses	45,986	64,367	85,527	187,889
Loss from operations	(35,137)	(45,104)	(66,809)	(139,157)
Other income (expense):
Interest income	57	503	93	1,109
Interest expense	(1,558)	(1,260)	(3,120)	(2,314)
Other expense, net	(2,030)	(1,025)	(911)	(1,176)
Total other expense	(3,531)	(1,782)	(3,938)	(2,381)
Loss before income taxes	(38,668)	(46,886)	(70,747)	(141,538)
Provision for income taxes	(246)	(249)	(482)	(493)
Net loss	$(38,914)	$(47,135)	(71,229)	(142,031)
Net (income) loss attributable to noncontrolling interest	38	329	(261)	677
Net loss attributable to Amyris, Inc. common stockholders	$(38,876)	$(46,806)	(71,490)	(141,354)
Net loss per share attributable to common stockholders, basic and diluted	$(0.51)	$(0.81)	(0.96)	(2.63)
Weighted-average shares of common stock outstanding used in computing net loss per share of common stock, basic and diluted	75,959,228	57,442,834	74,640,314	53,828,541

See the accompanying notes to the unaudited condensed consolidated financial statements.

Amyris, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(In Thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Comprehensive loss:
Net loss	$(38,914)	$(47,135)	$(71,229)	$(142,031)
Foreign currency translation adjustment, net of tax	(4,742)	(7,407)	(4,031)	(5,936)
Total comprehensive loss	(43,656)	(54,542)	(75,260)	(147,967)
Loss (income) attributable to noncontrolling interest	38	329	(261)	677
Foreign currency translation adjustment attributable to noncontrolling interest	(62)	(81)	(54)	(168)
Comprehensive loss attributable to Amyris, Inc.	$(43,680)	$(54,294)	$(75,575)	$(147,458)

See the accompanying notes to the unaudited condensed consolidated financial statements.

Amyris, Inc.
Condensed Consolidated Statements of Stockholders' Equity
(In Thousands, Except Share and Per Share Amounts)
(Unaudited)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total Equity
December 31, 2012	68,709,660	$7	$666,233	$(586,327)	$(12,807)	$(877)	$66,229
Issuance of common stock upon exercise of stock options, net of restricted stock	475,907	—	736	—	—	—	736
Issuance of common stock in a private placement, net of issuance cost of $39	6,567,299	1	19,960				19,961
Shares issued from restricted stock unit settlement	424,825	—	(569)	—	—	—	(569)
Stock-based compensation	—	—	9,178	—	—	—	9,178
Foreign currency translation adjustment, net of tax	—	—	—	—	(4,085)	54	(4,031)
Net income (loss)	—	—	—	(71,490)	—	261	(71,229)
June 30, 2013	76,177,691	$8	$695,538	$(657,817)	$(16,892)	$(562)	$20,275

See the accompanying notes to the unaudited condensed consolidated financial statements.

Amyris, Inc.
Condensed Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	Six Months Ended June 30,
	2013	2012
Operating activities
Net loss	$(71,229)	$(142,031)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	8,491	7,507
Loss (gain) on disposal of property, plant and equipment	(38)	181
Stock-based compensation	9,178	15,435
Amortization of debt discount	1,061	—
Provision for doubtful accounts	—	236
Loss on purchase commitments and write-off of production assets	8,423	36,652
Change in fair value of derivative instruments	(719)	1,215
Other noncash expenses	213	185
Changes in assets and liabilities:
Accounts receivable	(3,467)	3,221
Inventories, net	1,150	130
Prepaid expenses and other assets	1,098	(3,168)
Accounts payable	(1,912)	(9,074)
Accrued and other long-term liabilities and restructuring	(5,619)	(1,220)
Deferred revenue	8,549	(271)
Deferred rent	(447)	(608)
Net cash used in operating activities	(45,268)	(91,610)
Investing activities
Purchase of short-term investments	(1,763)	(8,239)
Maturities of short-term investments	334	—
Sales of short-term investments	—	16,449
Change in restricted cash	(1)	(953)
Purchase of property, plant and equipment, net of disposals	(3,711)	(43,277)
Deposits on property, plant and equipment	—	(2,088)
Net cash used in investing activities	(5,141)	(38,108)
Financing activities
Proceeds from issuance of common stock, net of repurchases	167	487
Proceeds from issuance of common stock in private placements, net of issuance costs	19,980	62,582
Principal payments on capital leases	(867)	(2,076)
Proceeds from debt issued	2,645	50,656
Proceeds from debt issued to related party	10,000	—
Principal payments on debt	(1,902)	(9,458)
Net cash provided by financing activities	30,023	102,191
Effect of exchange rate changes on cash and cash equivalents	1,297	(1,112)
Net decrease in cash and cash equivalents	(19,089)	(28,639)
Cash and cash equivalents at beginning of period	30,592	95,703
Cash and cash equivalents at end of period	$11,503	$67,064

Amyris, Inc.
Condensed Consolidated Statements of Cash Flows—(Continued)
(In Thousands)
(Unaudited)

	Six Months Ended June 30,
	2013	2012
Supplemental disclosures of cash flow information:
Cash paid for interest	$1,004	$1,760
Cash paid for income taxes, net of refunds	$—	$—
Supplemental disclosures of noncash investing and financing activities:
Acquisitions of property, plant and equipment within accounts payable, accrued liabilities and notes payable	$307	$5,096
Financing of insurance premium under notes payable	$147	$—
Accrued offering cost of common stock in private placement	$(19)	$92
Accrued issuance cost of convertible notes	$—	$40
Long-term deposits used for purchase of property, plant and equipment	$—	$11,052

See the accompanying notes to the unaudited condensed consolidated financial statements.

Amyris, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

1. The Company

Amyris, Inc. (the “Company”) was incorporated in California on July 17, 2003 and reincorporated in Delaware on June 10, 2010 for the purpose of leveraging breakthroughs in synthetic biology to develop and provide renewable compounds for a variety of markets. The Company is currently building and applying its industrial synthetic biology platform to provide alternatives to select petroleum-sourced products used in specialty chemical and transportation fuel markets worldwide. The Company's first commercialization efforts have been focused on a renewable hydrocarbon molecule called farnesene (Biofene®), which forms the basis for a wide range of products varying from specialty chemical applications to transportation fuels, such as diesel. While the Company's platform is able to use a wide variety of feedstocks, the Company is focused initially on Brazilian sugarcane. In addition, the Company has entered into various contract manufacturing agreements to support commercial production. The Company has established two principal operating subsidiaries, Amyris Brasil Ltda. (formerly Amyris Brasil S.A., “Amyris Brasil”) for production in Brazil, and Amyris Fuels, LLC ("Amyris Fuels"). Nearly all of the Company's revenues through 2012 came from the sale of ethanol and reformulated ethanol-blended gasoline with substantially all of the remaining revenues coming from collaborations, government grants and sales of renewable products. In the third quarter of 2012, the Company transitioned out of the ethanol and reformulated ethanol-blended gasoline business. The Company does not expect to be able to replace much of the revenue lost in the near term as a result of this transition, particularly in 2013, while it continues its efforts to establish a renewable products business.

Beginning in March 2012, the Company initiated a plan to shift a portion of its production capacity from contract manufacturing facilities to a Company-owned plant that was then under construction. As a result, the Company evaluated its contract manufacturing agreements and recorded a loss of $30.4 million related to adverse purchase commitments, $10.0 million related to the write-off of facility modification costs and $5.5 million related to Company-owned equipment at contract manufacturing facilities in the year ended December 31, 2012. During the three and six months ended June 30, 2013, the Company recorded an additional loss of $8.4 million, which is included in the loss on purchase commitments and write-off of production assets related to a termination and settlement of an existing agreement with one of its contract manufacturers (see Note 8 Significant Agreements). The Company regularly monitors its plan related to production capacity, sales requirements and related cost structure. Changes to this plan may result in additional losses and impairment charges.

The Company's renewable products business strategy is to focus on the commercialization of specialty products while moving established commodity products into joint venture arrangements with leading industry partners. To commercialize its products, the Company must be successful in using its technology to manufacture its products at commercial scale and on an economically viable basis (i.e., low per unit production costs). The Company is building its experience producing renewable products at commercial scale. The Company's prospects are subject to risks, expenses and uncertainties frequently encountered by companies in this stage of development.

The Company expects to fund its operations for the foreseeable future with cash and investments currently on hand, with cash inflows from collaboration and grant funding, cash contributions from product sales, and with new debt and equity financing. The Company's planned 2013 working capital needs and its planned operating and capital expenditures for 2013 are dependent on significant inflows of cash from existing collaboration partners, as well as additional funding from new collaborations, and a pending convertible debt offering, and may also require additional funding from credit facilities or loans. The Company will continue to need to fund its research and development and related activities and to provide working capital to fund production, storage, distribution and other aspects of its business. The Company's operating plan contemplates capital expenditures of approximately $10.0 million in 2013 and the Company expects to continue to incur costs in connection with its existing contract manufacturing arrangements (see Note 6 Debt and Note 10 Stockholders' Equity).

Liquidity

The Company has incurred significant losses in each year since its inception and believes that it will continue to incur losses and negative cash flow from operations into at least 2014. As of June 30, 2013, the Company had an accumulated deficit of $657.8 million and had cash, cash equivalents and short term investments of $12.9 million. The Company has significant outstanding debt and contractual obligations related to purchase commitments, as well as capital and operating leases. As of June 30, 2013, the Company's debt, net of debt discount, totaled $107.2 million, of which $5.0 million matures within the next twelve months. In addition, the Company's debt agreements contain various covenants, including restrictions on the Company's business that could cause the Company to be at risk of defaults. Please refer to Note 5 Commitments and Contingencies and Note 6 Debt for further details regarding the Company's obligations and commitments.

In March 2013, the Company signed a collaboration agreement with Firmenich that included an annual collaboration funding component, and obtained a commitment letter from an existing stockholder with respect to additional convertible note funding of which $10.0 million was received in the second quarter of 2013 (see Note 8 Significant Agreements and Note 6 Debt), and the Company expects to use amounts received under these arrangements to fund its operations. The Company also received $20.0 million in funding through the sale of a convertible note in private placement under an existing funding agreement with a related party in July 2013 (see Note 17 Subsequent Events). Furthermore, the Company is expecting additional funding in 2013 from collaborations, a pending convertible debt offering, and potentially, other sources. In August 2013, the Company entered into an agreement with certain investors to sell up to $73.1 million in convertible promissory notes in private placements over a period of up to 24 months from the date of signing.  This convertible note financing requires the Company to satisfy various conditions before the funding is available, and the offering is divided into two tranches (one for $42.6 million and one for $30.4 million), each with differing closing conditions.  Of the total possible purchase price in the financing, $60.0 million would be paid in the form of cash ($35.0 million in the first tranche and up to $25.0 million in the second tranche) and $13.1 million would be paid by cancellation of outstanding promissory notes by an existing stockholder in connection with its exercise of pro rata rights ($7.6 million in the first tranche and $5.4 million in the second tranche). The financing is subject to timing and completion risks, including a requirement that the Company meet certain production milestones before the second tranche is available, and a requirement that the Company obtain stockholder approval prior to completing any closings in the transaction.

Though the Company expects to close its pending convertible note financing in September 2013, if there is any significant delay in such closing, it would likely need to secure additional short-term funding in September 2013. Such short-term funding may not be available on reasonable terms or at all. For example, in order to raise sufficient additional funds, we could be forced to issue further preferred and discounted equity, agree to onerous covenants, grant security interests in our assets, enter into collaboration and licensing arrangements that require us to relinquish commercial rights or grant licenses on terms that are not favorable to us, or any or all of these. If we are unable to secure sufficient short-term funding to bridge our operations to a delayed closing or fail to complete the pending convertible debt financing within the period covered by any such short-term funding, and fail to secure alternative funding to finance our operations, we would be forced to curtail our operations and cease most of our cash expenditures, which would have a material adverse effect on our ability to continue with our business plans and our status as a going concern.

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

Recent Accounting Pronouncements

In December 2011, the International Accounting Standards Board ("IASB") and the Financial Accounting Standards Board ("FASB") issued common disclosure requirements that are intended to enhance comparability between financial statements prepared on the basis of U.S. GAAP and those prepared in accordance with International Financial Reporting Standards ("IFRS"). In January 2013, the FASB issued an accounting standard update to limit the scope of the new balance sheet offsetting disclosures to derivative instruments, repurchase agreements, and securities lending transactions to the extent that they are offset in the financial statement or subject to an enforceable master netting arrangement or similar arrangement. While this guidance does not change existing offsetting criteria in U.S. GAAP or the permitted balance sheet presentation for items meeting the criteria, it requires an entity to disclose both net and gross information about assets and liabilities that have been offset and the related arrangements. Required disclosures under this new guidance should be provided retrospectively for all comparative periods presented. This new guidance is effective for fiscal years beginning on or after January 1, 2013, and interim periods within those years, which was the Company's first quarter of fiscal 2013. The adoption of this guidance did not have a material effect on the Company's consolidated financial statements.

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

In July 2013, the FASB issued a new accounting standard update on the financial statement presentation of unrecognized tax benefits. The new guidance provides that a liability related to an unrecognized tax benefit would be presented as a reduction of a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward if such settlement is required or expected in the event the uncertain tax position is disallowed. The new guidance becomes effective for the Company on January 1, 2014 and will be applied prospectively to unrecognized tax benefits that exist at the effective date with retrospective applications permitted. The Company is currently assessing the impact of this new guidance.

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

As of June 30, 2013, the Company’s financial assets and financial liabilities are presented below at fair value and were classified within the fair value hierarchy as follows (in thousands):

	Level 1	Level 2	Level 3	Balance as of June 30, 2013
Financial Assets
Money market funds	$1,797	$—	$—	$1,797
Certificates of deposit	1,412	—	—	1,412
Total financial assets	$3,209	$—	$—	$3,209
Financial Liabilities
Loans payable(1)	$—	$19,841	$—	$19,841
Credit facilities(1)	—	9,124	—	9,124
Convertible notes(1)	—	—	70,185	70,185
Compound embedded derivative liability	—	—	10,012	10,012
Currency interest rate swap derivative liability	—	2,937	—	2,937
Total financial liabilities	$—	$31,902	$80,197	$112,099

______________
(1) These liabilities are carried on the consolidated balance sheet on a historical cost basis.

The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires management to make judgments and consider factors specific to the asset or liability. The fair values of money market funds are based on fair values of identical assets. The fair values of the loans payable, convertible notes, credit facilities and currency interest rate swaps are based on the present value of expected future cash flows and assumptions about current interest rates and the creditworthiness of the Company. Market risk associated with fixed and variable rate long-term debt relates to the potential reduction in fair value and negative impact to future earnings, respectively, from an increase in interest rates.

The carrying amounts of certain financial instruments, such as cash equivalents, accounts receivable, accounts payable, accrued liabilities and notes payable, approximate fair value due to their relatively short maturities, and low market interest rates, if applicable. The fair values of the loans payable, convertible notes and credit facilities are based on the present value of expected future cash flows and assumptions about current interest rates and the creditworthiness of the Company.

The following table provides a reconciliation of the beginning and ending balances for the compound embedded derivative liability measured at fair value using significant unobservable inputs (Level 3) (in thousands):

Compound Embedded Derivative Liability
Balance at December 31, 2012	$7,894
Transfers in to Level 3	4,521
Total (gain) losses included in other income (expense), net	(2,403)
Balance at June 30, 2013	$10,012

The compound embedded derivative liability, which is included in other liabilities, represents the fair value of the equity conversion option and a "make-whole" provision relating to the outstanding senior unsecured convertible promissory notes issued to Total Energies Nouvelles Activites USA (f.k.a. Total Gas & Power USA SAS) ("Total") (see Note 6 Debt). There is no current observable market for this type of derivative and, as such, the Company determined the fair value of the embedded derivative using a Black-Scholes valuation model that combines expected cash outflows with market-based assumptions regarding risk-adjusted yields, stock price volatility, probability of a change of control and the trading information of the Company's common stock into which the notes are convertible. The Company marks the embedded derivative to market due to the conversion price not being indexed to the Company's own stock. Except for the "make-whole interest" provision included in the conversion option, which is only required to be settled in cash upon a change of control at the noteholder's option, the embedded derivative will be settled in either cash or shares. As of June 30, 2013, the Company had sufficient common shares to settle the conversion option in shares.

The Company’s financial assets and financial liabilities as of December 31, 2012 are presented below their fair value and were classified within the fair value hierarchy as follows (in thousands):

	Level 1	Level 2	Level 3	Balance as of December 31, 2012
Financial Assets
Money market funds	$15,847	$—	$—	$15,847
Certificates of deposit	757	—	—	757
Total financial assets	$16,604	$—	$—	$16,604
Financial Liabilities
Notes payable(1)	$—	$1,676	$—	$1,676
Loans payable(1)	—	20,707	—	20,707
Credit facilities(1)	—	11,503	—	11,503
Convertible notes(1)	—	—	62,522	62,522
Compound embedded derivative liability	—	—	7,894	7,894
Currency interest rate swap derivative liability	—	1,367	—	1,367
Total financial liabilities	$—	$35,253	$70,416	$105,669

______________
(1) These liabilities are carried on the consolidated balance sheet on a historical cost basis.

Derivative Instruments

The Company’s derivative instruments included Chicago Board of Trade (CBOT) ethanol futures and Reformulated Blendstock for Oxygenate Blending (RBOB) gasoline futures. All derivative commodity instruments were recorded at fair value on the consolidated balance sheets. None of the Company’s derivative instruments were designated as a hedging instrument. Changes in the fair value of these non-designated hedging instruments were recognized in cost of products sold in the consolidated statements of operations. As of June 30, 2013, the Company had no outstanding derivative commodity instruments resulting from the Company's transition out of its ethanol and ethanol-blended gasoline business in the quarter ended September 30, 2012.

In June 2012, the Company entered into a loan agreement with Banco Pine S.A. under which the bank provided the Company with a short term loan of R$52.0 million (approximately US$25.6 million based on the exchange rate as of September 30, 2012, the time of the loan repayment) (the “Bridge Loan”). At the time of the Bridge Loan, the Company also entered into a currency interest rate swap arrangement with Banco Pine with respect to the repayment of R$22.0 million (approximately US$9.9 million based on the exchange rate of as of June 30, 2013). The swap arrangement exchanges the principal and interest payments under the Banco Pine loan of R$22.0 million entered into in July 2012 for alternative principal and interest payments that are subject to adjustment based on fluctuations in the foreign exchange rate between the U.S. dollar and Brazilian real. The swap has a fixed interest rate of 3.94%. Changes in the fair value of the swap are recognized in other income (expense), net in the consolidated statements of operations.

As of June 30, 2013, included in Other Liabilities is the Company's compound embedded derivative liability of $10.0 million and represents the fair value of the equity conversion option and a "make-whole" provision relating to the outstanding senior unsecured convertible promissory notes issued to Total (see Note 6 Debt).

Derivative instruments measured at fair value as of June 30, 2013 and December 31, 2012, and their classification on the consolidated balance sheets and consolidated statements of operations, are presented in the following tables (in thousands except contract amounts):

	Asset/Liability as of
	June 30, 2013		December 31, 2012
Type of Derivative Contract	Quantity of Contracts	Fair Value	Quantity of Contracts	Fair Value
Currency interest rate swap, included as net liability in other long term liability	1	$2,937	1	$1,367

Type of Derivative Contract	Income Statement Classification	Three Months Ended June 30,		Six Months Ended June 30,
		2013	2012	2013	2012
		Gain (Loss) Recognized		Gain (Loss) Recognized
Regulated fixed price futures contracts	Cost of products sold	$—	$462	$—	$(258)
Currency interest rate swap	Other income (expense), net	$(1,505)	$(1,215)	$(1,570)	(1,215)

4. Balance Sheet Components

Inventories

Inventories are stated at the lower of cost or market and consist of the following (in thousands):

	June 30,	December 31,
	2013	2012
Raw materials	$1,143	$1,574
Work-in-process	1,374	1,771
Finished goods	1,548	2,689
Inventories, net	$4,065	$6,034

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

Property, Plant and Equipment, net

Property, plant and equipment, net is comprised of the following (in thousands):

		June 30,	December 31,
	Useful Life	2013	2012
Leasehold improvements	Lesser of remaining useful life or lease term	$39,118	$39,290
Machinery and equipment	7 - 15 Years	98,039	105,162
Computers and software	3 - 5 Years	8,442	8,232
Furniture and office equipment	5 years	2,458	2,467
Buildings	15 Years	6,789	5,888
Vehicles	5 years	499	575
Construction in progress		43,055	45,372
		$198,400	206,986
Less: accumulated depreciation and amortization		(54,259)	(43,865)
Property, plant and equipment, net		$144,141	$163,121

The Company's first, purpose-built, large-scale Biofene production plant in southeastern Brazil commenced operations in December 2012. This plant is in Brotas in the state of São Paulo and is adjacent to an existing sugar and ethanol mill, Paraíso Bioenergia. The Company's construction in progress consists primarily of the upfront plant design and the initial construction of a second large-scale production plant in Brazil, located at the Usina São Martinho sugar and ethanol mill (also in the state of São Paulo).

Property, plant and equipment, net includes $3.4 million and $9.1 million of machinery and equipment and furniture and office equipment under capital leases as of June 30, 2013 and December 31, 2012, respectively. Accumulated amortization of assets under capital leases totaled $1.1 million and $4.1 million as of June 30, 2013 and December 31, 2012, respectively.

Depreciation and amortization expense, including amortization of assets under capital leases, was $4.1 million and $3.7 million for the three months ended June 30, 2013 and 2012, respectively, and was $8.5 million and $7.3 million for the six months ended June 30, 2013 and 2012, respectively.

The Company capitalizes interest costs incurred to construct plant and equipment. The capitalized interest is recorded as part of the depreciable cost of the asset to which it relates to and is amortized over the asset's estimated useful life. Interest cost capitalized as of June 30, 2013 and December 31, 2012 was R$1.1 million (approximately $0.5 million and $0.6 million based on the exchange rate as of June 30, 2013 and December 31, 2012, respectively).

Accrued and Other Current Liabilities

Accrued and other current liabilities are comprised of the following (in thousands):

	June 30,	December 31,
	2013	2012
Professional services	$2,903	$824
Accrued vacation	2,481	2,673
Payroll and related expenses	4,006	5,809
Tax-related liabilities	707	851
Deferred rent, current portion	1,111	1,448
Accrued interest	1,302	965
Contractual obligations to contract manufacturers, current	9,275	9,952
Customer advances	372	970
Other	588	918
Total accrued and other current liabilities	$22,745	$24,410

Other Liabilities

Other liabilities are comprised of the following (in thousands):

	June 30,	December 31,
	2013	2012
Contractual obligations to contract manufacturers, non-current	$2,000	$4,000
Fair market value of swap obligations	2,937	1,367
Fair value of compound embedded derivative liability(1)	10,012	7,894
Tax-related liabilities(2)	1,932	1,609
Other(2)	1,008	1,063
Total other liabilities	$17,889	$15,933
______________

(1)
The compound embedded derivative liability represents the fair value of the equity conversion feature and a "make-whole" feature related to the outstanding senior unsecured convertible promissory notes issued to Total.

(2)
Certain reclassifications of prior period amounts have been made to conform to the current period presentation. Such reclassifications did not change previously reported consolidated financial statements.

5. Commitments and Contingencies

The Company leased certain facilities and financed certain of its equipment under operating and capital leases. Operating leases include leased facilities and capital leases included leased equipment (see Note 4 Balance Sheet Components). Rent expense under operating leases was approximately $1.4 million and $1.2 million respectively, for the three months ended June 30, 2013 and 2012, respectively, and was $2.1 million and $2.4 million for the six months ended June 30, 2013 and 2012, respectively.

On April 30, 2013, the Company entered into an amendment to its operating lease for its headquarters in Emeryville, California (the "Amendment"). The operating lease amendment provided for an extension of the lease term to May 2023, a modification of the base rent and elimination of the Company's loans and notes payable to the lessor of approximately $1.6 million (see Note 6 Debt). In addition, per the terms of the Amendment, the Company also received a rent credit of approximately $71,000 per month for the period June 2013 through December 2013 and a rent credit of approximately $42,000 per month for the full year 2014.

Future minimum payments under the Company's lease obligations as of June 30, 2013, are as follows (in thousands):

Years ending December 31:	Capital Leases	Operating Leases	Total Lease Obligations
2013 (Six Months)	$549	$3,009	$3,558
2014	1,007	6,108	7,115
2015	289	6,663	6,952
2016	—	6,685	6,685
2017	—	6,586	6,586
Thereafter	—	39,009	39,009
Total future minimum lease payments	1,845	$68,060	$69,905
Less: amount representing interest	(103)
Present value of minimum lease payments	1,742
Less: current portion	(1,014)
Long-term portion	$728

Guarantor Arrangements

The Company has agreements whereby it indemnifies its officers and directors for certain events or occurrences while the officer or director is, or was, serving at the Company’s request in such capacity. The term of the indemnification period is for the officer or director’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a director and officer insurance policy that limits its exposure and enables the Company to recover a portion of any future amounts paid. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal. Accordingly, the Company had no liabilities recorded for these agreements as of June 30, 2013 and December 31, 2012.

The Company has a credit facility (“FINEP Credit Facility”) with a financial institution to finance a research and development project on sugarcane-based biodiesel (see Note 6 Debt). The FINEP Credit Facility provides for loans of up to an aggregate principal amount of R$6.4 million (approximately US$2.9 million based on the exchange rate as of June 30, 2013) which is guaranteed by a chattel mortgage on certain equipment of the Company. The Company's total acquisition cost for the equipment under this guarantee is approximately R$6.0 million (approximately US$2.7 million based on the exchange rate as of June 30, 2013). Through December 31, 2012, the Company received all four disbursements after compliance with certain terms and conditions under the FINEP Credit Facility as described in more detail in Note 6. After the release of the first disbursement and prior to any subsequent drawdown from the FINEP Credit Facility, the Company provided bank letters of guarantee of R$3.3 million (approximately US$1.5 million based on the exchange rate as of June 30, 2013) through Banco ABC Brasil S.A. As of June 30, 2013, all available credit under this facility was fully drawn.

The Company has a credit facility (“BNDES Credit Facility”) with a financial institution to finance a production site in Brazil. This credit facility is collateralized by a first priority security interest in certain of the Company's equipment and other tangible assets totaling R$24.9 million (approximately US$11.2 million based on the exchange rate as of June 30, 2013). The Company is a parent guarantor for the payment of the outstanding balance under the BNDES Credit Facility. Additionally, the Company is required to provide a bank guarantee under the BNDES Credit Facility.

The Company has signed loan agreements and a security agreement where the Company pledged certain farnesene production assets as collateral (the fiduciary conveyance of movable goods) with each of Nossa Caixa and Banco Pine. Under the loan agreements, Banco Pine agreed to lend R$22.0 million and Nossa Caixa agreed to lend R$30.0 million as financing for capital expenditures relating to the Company's production facility in Brotas. The Company's total acquisition cost for the farnesene production assets pledged as collateral under these agreements is approximately R$68.0 million (approximately US$30.7 million based on the exchange rate as of June 30, 2013). The Company is a also a parent guarantor for the payment of the outstanding balance under these loan agreements.

The Company has an export financing agreement for approximately US$2.5 million (approximately R$5.0 million based on exchange rate as of March 18, 2013) for a 1 year-term to fund exports through March 2014. This loan is collateralized by future exports from the Company's subsidiary in Brazil.

Under an operating lease agreement for its office facilities in Brazil, which commenced on November 15, 2011, the Company is required to maintain restricted cash or letters of credit equal to 3 months of rent of approximately R$0.2 million (approximately US$0.1 million based on the exchange rate as of June 30, 2013) in the aggregate as a guarantee that the Company will meet its performance obligations under such operating lease agreement.

Purchase Obligations

As of June 30, 2013, the Company had $11.6 million in purchase obligations which included $10.9 million in non-cancelable contractual obligations and construction commitments, of which $4.0 million have been accrued as loss on purchase commitments.

On June 25, 2013, the Company and Tate & Lyle Ingredients Americas LLC (“Tate & Lyle”) entered into a Settlement Agreement, Termination Agreement and Mutual Release (the “Termination Agreement”) to terminate the parties’ November 2010 contract manufacturing agreement. Under the Termination Agreement, no further payments will be owed for the remaining term of the Contract Manufacturing Agreement (i.e., through 2016). As of June 30, 2013 the Company has an outstanding liability of $8.8 million pertaining to its obligation under the Termination Agreement. In July 2013, the Company paid $3.6 million of its obligation pertaining to the Termination Agreement.

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

In May 2013, a securities class action complaint was filed against the Company and its CEO, John G. Melo, in the U.S. District Court for the Northern District of California. The complaint seeks unspecified damages on behalf of a purported class that would comprise all individuals who acquired the Company's common stock between April 29, 2011 and February 8, 2012. The complaint alleges securities law violations based on the Company's commercial projections during that period. The Company believes the complaint lacks merit, and intends to defend itself vigorously. Because the case is at a very early stage and no specific monetary demand has been made, it is not possible for us to estimate the potential loss or range of potential losses for the case.

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

6. Debt

Debt is comprised of the following (in thousands):

	June 30,	December 31,
	2013	2012
Credit facilities	$10,357	$12,409
Notes payable	—	1,572
Convertible notes	25,000	25,000
Related party convertible notes	45,572	39,033
Loans payable	26,253	26,150
Total debt	107,182	104,164
Less: current portion	(4,959)	(3,325)
Long-term debt	$102,223	$100,839

FINEP Credit Facility

In November 2010, the Company entered into a credit facility with Financiadora de Estudos e Projetos (“FINEP”), a state-owned company subordinated to the Brazilian Ministry of Science and Technology. This FINEP Credit Facility was extended to partially fund expenses related to the Company’s research and development project on sugarcane-based biodiesel (“FINEP Project”) and provides for loans of up to an aggregate principal amount of R$6.4 million (approximately US$2.9 million based on the exchange rate as of June 30, 2013) which is secured by a chattel mortgage on certain equipment of the Company as well as by bank letters of guarantee. As of December 31, 2012, all available credit under this facility was fully drawn.

Interest on loans drawn under this credit facility is fixed at 5% per annum. In case of default under or non-compliance with the terms of the agreement, the interest on loans will be dependent on the long-term interest rate as published by the Central Bank of Brazil (“TJLP”). If the TJLP at the time of default is greater than 6%, then the interest will be 5% plus a TJLP adjustment factor, otherwise the interest will be at 11% per annum. In addition, a fine of up to 10% shall apply to the amount of any obligation in default. Interest on late balances will be 1% interest per month, levied on the overdue amount. Payment of the outstanding loan balance is being made in 81 monthly installments, which commenced in July 2012 and extends through March 2019. Interest on loans drawn and other charges are paid on a monthly basis and commenced in March 2011. As of June 30, 2013 and December 31, 2012, the total outstanding loan balance under this credit facility was R$5.8 million (approximately US$2.6 million based on exchange rate as of June 30, 2013) and R$6.4 million (approximately US$3.1 million based on exchange rate as of December 31, 2012), respectively.

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

•
After the release of the first disbursement, prior to any subsequent drawdown from the FINEP Credit Facility, the Company was required to provide bank letters of guarantee of up to R$3.3 million in aggregate (approximately US$1.5 million based on the exchange rate as of June 30, 2013). On December 17, 2012 and prior to release of the second disbursement on December 26, 2012, the Company obtained the required bank letter of guarantees from Banco ABC Brasil, S.A.

•	Amounts released from the FINEP Credit Facility must be completely used by the Company towards the FINEP Project within 30 months after the contract execution.

BNDES Credit Facility

In December 2011, the Company entered into a credit facility ("BNDES Credit Facility”) in the amount of R$22.4 million (approximately US$10.1 million based on the exchange rate at June 30, 2013) with Banco Nacional de Desenvolvimento Econômico e Social ('BNDES”), a government owned bank headquartered in Brazil. This BNDES facility was extended as project financing for a production site in Brazil. The credit line is divided into an initial tranche for up to approximately R$19.1 million (approximately US$8.6 million based on the exchange rate at June 30, 2013) and an additional tranche of approximately R$3.3 million (approximately US$1.5 million based on the exchange rate at June 30, 2013) that becomes available upon delivery of additional guarantees. The credit line is available for 12 months from the date of the Credit Facility, subject to extension by the lender.

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

The BNDES Credit Facility is collateralized by a first priority security interest in certain of the Company's equipment and other tangible assets totaling R$24.9 million (approximately US$11.2 million based on the exchange rate as of June 30, 2013). The Company is a parent guarantor for the payment of the outstanding balance under the BNDES Credit Facility. Additionally, the Company is required to provide a bank guarantee equal to 10.0% of the total approved amount (R$22.4 million in total debt) available under this Credit Facility. For advances of the second tranche (above R$19.1 million), the Company is required to provide additional bank guarantees equal to 90.0% of each such advance, plus additional Company guarantees equal to at least 130.0% of such advance. The BNDES Credit Facility contains customary events of default, including payment failures, failure to satisfy other obligations under this credit facility or related documents, defaults in respect of other indebtedness, bankruptcy, insolvency and inability to pay debts when due, material judgments, and changes in control of Amyris Brasil. If any event of default occurs, the Lender may terminate its commitments and declare immediately due all borrowings under the facility. As of June 30, 2013 and December 31, 2012 the Company had R$17.2 million (approximately US$7.8 million based on the exchange rate as of June 30, 2013) and R$19.1 million (approximately US$9.3 million based on the exchange rate as of December 31, 2012) in outstanding advances under the BNDES Credit Facility.

Notes Payable

During the period between May 2008 and October 2008, the Company entered into notes payable agreements with the lessor of its headquarters under which it borrowed a total of $3.3 million for the purchase of tenant improvements, bearing an interest rate of 9.5% per annum and to be repaid over a period of 55 to 120 months. As of June 30, 2013 and December 31, 2012, a principal amount of zero and $1.6 million, respectively, was outstanding under these notes payable. During the three months ended June 30, 2013, as part of the Amendment entered into on April 30, 2013 to the Company's operating lease for its headquarters, the Company recorded the elimination of these notes payable as a lease incentive and recorded approximately $1.4 million to deferred rent liability in the consolidated balance sheet.

Convertible Notes

In February 2012, the Company completed the sale of senior unsecured convertible promissory notes in an aggregate principal amount of $25.0 million pursuant to a Securities Purchase Agreement, between the Company and certain investment funds affiliated with Fidelity Investments Institutional Services Company, Inc. The offering consisted of the sale of 3.0% senior unsecured convertible promissory notes with a March 1, 2017 maturity date and an initial conversion price equal to $7.0682 per share of the Company's common stock, subject to adjustment for proportional adjustments to outstanding common stock and anti-dilution provisions in case of dividends and distributions. As of June 30, 2013, the notes were convertible into an aggregate of up to 3,536,968 shares of common stock. The note holders have a right to require repayment of 101% of the principal amount of the notes in an acquisition of the Company, and the notes provide for payment of unpaid interest on conversion following such an acquisition if the note holders do not require such repayment.  The securities purchase agreement and notes include covenants regarding payment of interest, maintaining the Company's listing status, limitations on debt, maintenance of corporate existence, and filing of SEC reports. The notes include standard events of default resulting in acceleration of indebtedness, including failure to pay, bankruptcy and insolvency, cross-defaults, material adverse effect clauses and breaches of the covenants in the securities purchase agreement and notes, with default interest rates and associated cure periods applicable to the covenant regarding SEC reporting. Furthermore, the senior unsecured convertible notes include restrictions on the amount of debt the Company is permitted to incur. The Company's total outstanding debt at any time cannot exceed the greater of $200.0 million or 50% of its consolidated total assets and its secured debt cannot exceed the greater of $125 million or 30% of its consolidated total assets. As of June 30, 2013 and December 31, 2012, a principal amount of $25.0 million and $25.0 million, respectively, was outstanding under these notes payable.

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

In connection with the Private Placement that occurred on December 24, 2012, Total elected to participate in the Private Placement by exchanging approximately $5.0 million of its $53.3 million in senior unsecured convertible promissory notes then outstanding for 1,677,852 of the Company's common stock at $2.98 per share. As such, $5.0 million of the outstanding $53.3 million in senior unsecured convertible promissory notes was cancelled. The cancellation of the debt was treated as an extinguishment of debt in accordance with the guidance outlined in ASC 470-50.

On March 24, 2013, the Company entered into a letter agreement with Total under which Total agreed to waive its right to cease its participation in the parties' fuels collaboration at the July 2013 decision point and committed to proceed with the July 2013 funding tranche of $30.0 million (subject to the Company's satisfaction of the relevant closing conditions for such funding in the securities purchase agreement).  As consideration for this waiver and commitment, the Company agreed to:

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

In addition to the waiver by Total described above, Total also agreed that, at the Company's request and contingent upon the Company meeting its obligations described above, it would pay advance installments of the amounts otherwise payable at the July 2013 closing.  Specifically, if the Company requested such advance installments, subject to certain closing conditions and delivery of certifications regarding the Company's cash levels, Total was obligated to fund $10.0 million no later than May 15, 2013, and an additional $10.0 million no later than June 15, 2013, with the remainder to be funded on the original July 2013 closing date.
On June 6, 2013, the Company sold and issued a 1.5% Senior Unsecured Convertible Note to Total in an aggregate principal amount of $10.0 million with a March 1, 2017 maturity date pursuant to the July 30, 2012 purchase agreement as discussed above. In accordance with the Letter Agreement dated March 24, 2013 this convertible note has a conversion price equal to $3.08 per share of the Company's common stock. The Company did not request the initial $10.0 million advance, due no later than May 15, 2013, but did request the June advance (as described above), under which this convertible note was issued.

The conversion price of the notes is subject to adjustment for proportional adjustments to outstanding common stock and under anti-dilution provisions in case of certain dividends and distributions. Total has a right to require repayment of 101% of the principal amount of the notes in the event of a change of control of the Company and the notes provide for payment of unpaid interest on conversion following such a change of control if Total does not require such repayment. The purchase agreement and notes include covenants regarding payment of interest, maintenance of the Company's listing status, limitations on debt, maintenance of corporate existence, and filing of SEC reports. The notes include standard events of default resulting in acceleration of indebtedness, including failure to pay, bankruptcy and insolvency, cross-defaults, and breaches of the covenants in the purchase agreement and notes, with added default interest rates and associated cure periods applicable to the covenant regarding SEC reporting. Furthermore, the senior unsecured convertible notes include restrictions on the amount of debt the Company is permitted to incur. The Company's total outstanding debt at any time cannot exceed the greater of $200.0 million or 50% of its consolidated total assets and its secured debt cannot exceed the greater of $125.0 million or 30% of its consolidated total assets. As of June 30, 2013 and December 31, 2012, $45.6 million and $39.0 million, respectively, was outstanding under these convertible notes, net of debt discount of $12.7 million and $9.3 million, respectively.

Loans Payable

In December 2009, the Company entered into a loans payable agreement with the lessor of its Emeryville pilot plant under which it borrowed a total of $250,000, bearing an interest rate of 10.0% per annum and to be repaid over a period of 96 months. As of June 30, 2013 and December 31, 2012, a principal amount of zero and $177,000, respectively, was outstanding under the loan. During the three months ended June 30, 2013, as part of the Amendment entered into on April 30, 2013 to the Company's operating lease for its headquarters, the Company recorded the elimination of this loan payable as a lease incentive and recorded approximately $168,000 to deferred rent liability in the consolidated balance sheet.

In June 2012, the Company entered into a loan agreement with Banco Pine under which Banco Pine provided the Company with a short-term bridge loan of R$52.0 million (approximately US$25.6 million based on the exchange rate as of September 30, 2012, the time of loan repayment). The interest rate for the bridge loan was 0.4472% monthly (approximately 5.5% on an annualized basis). The principal and interest due under the bridge loan matured and were required to be repaid on September 19, 2012, subject to extension by Banco Pine. At the time of this bridge loan, the Company entered into a currency interest rate swap arrangement with the lender for R$22.0 million (approximately US$9.9 million based on the exchange rate as of June 30, 2013). The interest rate swap arrangement exchanged the principal and interest payments under the Banco Pine loan of R$22.0 million entered into in July 2012 for alternative principal and interest payments that were subject to adjustment based on fluctuations in the foreign exchange rate between the U.S. dollar and Brazilian real. The swap had a fixed interest rate of 3.94%. In July 2012, the Company repaid the outstanding bridge loan of R$52.0 million from Banco Pine.

In July 2012, the Company entered into a Note of Bank Credit and a Fiduciary Conveyance of Movable Goods agreements with each of Nossa Caixa and Banco Pine. Under these agreements, the Company's total acquisition cost for the farnesene production assets pledged as collateral was approximately R$68.0 million (approximately US$30.7 million based on the exchange rate as of June 30, 2013). The Company is also a parent guarantor for the payment of the outstanding balance under these loan agreements. Under such instruments, the Company could borrow an aggregate of R$52.0 million (approximately US$23.5 million based on the exchange rate as of June 30, 2013) as financing for capital expenditures relating to the Company's manufacturing facility in Brotas.  Under the loan agreements, Banco Pine, agreed to lend R$22.0 million and Nossa Caixa agreed to lend R$30.0 million.  The funds for the loans are provided by Banco Nacional de Desenvolvimento Econômico e Social ("BNDES"), but are guaranteed by the lenders. The loans have a final maturity date of July 15, 2022 and bear a fixed interest rate of 5.5% per year. The loans are also subject to early maturity and delinquency charges upon occurrence of certain events including interruption of manufacturing activities at Brotas for more than 30 days, except during sugarcane off-season.  For the first two years that the loans are outstanding, the Company is required to pay interest only on a quarterly basis.  After August 15, 2014, the Company is required to pay equal monthly installments of both principal and interest for the remainder of the term of the loans. As of June 30, 2013 and December 31, 2012, a principal amount of $23.5 million and $25.4 million, respectively, was outstanding under these loan agreements.

In October 2012, the Company entered into a loan payable agreement with a lender under which it borrowed $0.6 million to pay the insurance premiums of certain policies. The loan is payable in nine monthly installments of principal and interest. Interest accrues at a rate of 3.24% per annum. As of June 30, 2013 and December 31, 2012, the outstanding unpaid loan balance was zero and $0.4 million, respectively.

On March 18, 2013, the Company entered into an export financing agreement with Banco ABC Brasil S.A. ("ABC Bank") for approximately US$2.5 million (approximately R$5.0 million based on exchange rate as of March 18, 2013) for a 1 year-term to fund exports through March 2014. This loan is collateralized by future exports from the Company's subsidiary in Brazil. As of June 30, 2013, the principal amount outstanding was US$2.5 million.

Letters of Credit

In June 2012, the Company entered into a letter of credit agreement for $1.0 million under which it provided a letter of credit to the landlord for its headquarters in Emeryville, California in order to cover the security deposit on the lease. The letter of credit is secured by a certificate of deposit. Accordingly, the Company has $1.0 million as restricted cash as of June 30, 2013 and December 31, 2012.

Future minimum payments under the debt agreements as of June 30, 2013 are as follows (in thousands):

Years ending December 31:	Related Party Convertible Debt	Convertible Debt	Loans Payable	Credit Facility
2013 (Six Months)	$—	$383	$921	$1,403
2014	—	760	5,287	2,698
2015	—	765	4,069	2,559
2016	—	761	3,912	2,419
2017	62,187	25,125	3,750	2,279
Thereafter	—	—	15,150	583
Total future minimum payments	62,187	27,794	33,089	11,941
Less: amount representing interest	(16,615)	(2,794)	(6,836)	(1,584)
Present value of minimum debt payments	45,572	25,000	26,253	10,357
Less: current portion	—	—	(2,783)	(2,176)
Noncurrent portion of debt	$45,572	$25,000	$23,470	$8,181

7. Joint Ventures and Noncontrolling Interest

SMA Indústria Química

On April 14, 2010, the Company established SMA Indústria Química ("SMA"), a joint venture with Usina São Martinho, to build the first facility in Brazil fully dedicated to the production of Amyris renewable products. The new company is located at the Usina São Martinho mill in Pradópolis, São Paulo state. SMA has a 20 year initial term.

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

The joint venture agreements require the Company to fund the construction costs of the new facility and Usina São Martinho would reimburse the Company up to RS$61.8 million (approximately US$27.9 million based on the exchange rate as of June 30, 2013) of the construction costs after SMA commences production. Post commercialization, the Company would market and distribute Amyris renewable products and Usina São Martinho would sell feedstock and provide certain other services to SMA. The cost of the feedstock to SMA would be a price that is based on the average return that Usina São Martinho could receive from the production of its current products, sugar and ethanol. The Company would be required to purchase the output of SMA for the first four years at a price that guarantees the return of Usina São Martinho’s investment plus a fixed interest rate. After this four year period, the price would be set to guarantee a break-even price to SMA plus an agreed upon return.

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

On March 26, 2013, the Company, Amyris Brasil and Cosan entered into a termination agreement to terminate the Original JV Agreement. In addition, Amyris Brasil agreed to sell, its 50% ownership in Novvi S.A. for approximately R$22,000 which represented the current value of its 50% equity ownership in Novvi S.A., a now-dormant company, to Cosan. Upon the consummation of the transaction with the shares transferring from Amyris Brasil to Cosan, the Shareholders Agreement of Novvi S.A. dated June 3, 2011 automatically terminated.

In September 2011, the Company and Cosan US, Inc. (“Cosan U.S.”) formed Novvi LLC, a U.S. entity that is jointly owned by the Company and Cosan U.S. On March 26, 2013 the Company and Cosan U.S. entered into agreements to (i) expand their base oils joint venture to also include additives and lubricants and (ii) operate their joint venture exclusively through Novvi LLC (“Novvi”). Specifically, the parties entered into an Amended and Restated Operating Agreement for Novvi, which sets forth the governance procedures for Novvi and the joint venture and the parties' initial contribution. The Company also entered into an IP License Agreement with Novvi under which the Company granted Novvi (i) an exclusive (subject to certain limited exceptions for the Company), worldwide, royalty-free license to develop, produce and commercialize base oils, additives, and lubricants derived from Biofene for use in automotive and industrial lubricants markets and (ii) a non-exclusive, royalty free license, subject to certain conditions, to manufacture Biofene solely for its own products. In addition, both the Company and Cosan U.S. granted Novvi certain rights of first refusal with respect to alternative base oil and additive technologies that may be acquired by the Company or Cosan U.S. during the term of the IP License Agreement. Under these agreements, the Company and Cosan U.S. will each own 50% of Novvi and each party will share equally in any costs and any profits ultimately realized by the joint venture. Novvi is governed by a six member Board of Managers, three from each investor who will appoint the Officers of Novvi who will be responsible for carrying out the daily operating activities of Novvi as directed by the Board of Managers. The IP License Agreement has an initial term of 20 years from the date of the agreement, subject to standard early termination provisions such as uncured material breach or a party's insolvency. Under the terms of the Amended and Restated Operating Agreement for initial contribution, Cosan U.S. is obligated to fund its 50% ownership share of Novvi in cash in the amount of $10.0 million and the Company is obligated to fund its 50% ownership share of Novvi through the granting of an IP License to develop, produce and commercialize base oils, additives, and lubricants derived from Biofene for use in the automotive, commercial and industrial lubricants markets which has been agreed upon by Cosan U.S. and Amyris valued at $10.0 million. On March 26, 2013, the Company measured its initial contribution of IP to Novvi at the Company's carrying value of the licenses granted under the IP License Agreement, which was zero. Additional funding requirements to finance the ongoing operations of Novvi are expected to happen through revolving credit or other loan facilities provided by unrelated parties (i.e. such as financial institutions); cash advances or other credit or loan facilities provided by the Company and Cosan U.S. or their affiliates; or additional capital contributions by the Company and Cosan U.S.

The Company has identified Novvi as a VIE and determined that the power to direct activities, which most significantly impact the economic success of the joint venture (i.e. continuing research and development, marketing, sales, distribution and manufacturing of Novvi products), is equally shared between the Company and Cosan. Accordingly, the Company is not the primary beneficiary and therefore accounts for its investment in Novvi under the equity method of accounting. The Company will continue to reassess its primary beneficiary analysis of Novvi if there are changes in events and circumstances impacting the power to direct activities that most significantly affect Novvi's economic success. Under the equity method, the Company's share of profits and losses are to be included in “Income (loss) from equity method investments, net” in the consolidated statements of operations. During the three and six months ended June 30, 2013, the Company recorded no amounts for its share of Novvi's net loss as the carrying amount of the Company's investment in Novvi was zero and losses in excess of the carrying amount are offset by the accretion of the Company's share in the basis difference resulted from the parties' initial contribution. For the three months ended June 30, 2013 and 2012, the Company recorded $0.1 million and $0.9 million, respectively, and $2.6 million and $0.9 million for the six months ended June 30, 2013 and 2012, respectively, of revenue from the research and development activities that it has performed on behalf of Novvi.

Glycotech

In January 2011, the Company entered into a production service agreement ("Agreement") with Glycotech, whereby Glycotech is to provide process development and production services for the manufacturing of various Company products at its leased facility in Leland, North Carolina. The Company products to be manufactured by Glycotech will be owned and distributed by the Company. Pursuant to the terms of the agreement, the Company is required to pay the manufacturing and operating costs of the Glycotech facility which is dedicated solely to the manufacture of Amyris products. The initial term of the agreement is for a two year period commencing on February 1, 2011 and will renew automatically for successive one-year terms, unless terminated by the Company. On the same date as the production service agreement, the Company also entered into a right of first refusal agreement with the lessor of the facility and site leased by Glycotech covering a two year period commencing in January 2011. Per the terms of the right of first refusal agreement, the lessor agreed not to sell the facility and site leased by Glycotech during the term of the production service agreement. In the event that the lessor is presented with an offer to sell or decides to sell an adjacent parcel, the Company has the right of first refusal to acquire it.

The Company has determined that the arrangement with Glycotech qualifies as a VIE. The Company determined that it is the primary beneficiary of this arrangement since it has the power through the management committee over which it has majority control to direct the activities that most significantly impact Glycotech's economic performance. In addition, the Company is required to fund 100% of Glycotech's actual operating costs for providing services each month while the facility is in operation under the production service agreement. Accordingly, the Company consolidates the financial results of Glycotech. As of June 30, 2013, the carrying amounts of the consolidated VIE's assets and liabilities were not material to the Company's consolidated financial statements.

The table below reflects the carrying amount of the assets and liabilities of the two consolidated VIEs for which the Company is the primary beneficiary. As of June 30, 2013, the assets include $22.8 million in property, plant and equipment and $4.1 million in other assets, and $0.5 million in current assets. The liabilities include $0.2 million in accounts payable and accrued current liabilities and $0.2 million in loan obligations by Glycotech to its shareholders that are non-recourse to the Company. The creditors of each consolidated VIE have recourse only to the assets of that VIE.

	June 30,	December 31,
(In thousands)	2013	2012
Assets	$27,405	$29,564
Liabilities	$477	$355

The change in noncontrolling interest for the six months ended June 30, 2013 and 2012 is summarized below (in thousands):

	2013	2012
Balance at January 1	$(877)	$(240)
Foreign currency translation adjustment	54	168
Gain (loss) attributable to noncontrolling interest	261	(677)
Balance at June 30	$(562)	$(749)

8. Significant Agreements

Tate & Lyle Termination Agreement

On June 25, 2013, the Company and Tate & Lyle entered into a Settlement Agreement, Termination Agreement and Mutual Release (the “Termination Agreement”) to terminate the parties’ November 2010 contract manufacturing agreement (the “Contract Manufacturing Agreement”). The Termination Agreement resolves all outstanding issues that had arisen in connection with the Company’s relationship with Tate & Lyle.

The Contract Manufacturing Agreement had secured manufacturing capacity for farnesene through 2016 at Tate & Lyle’s facility in Decatur, Illinois.  The Contract Manufacturing Agreement included a base monthly payment regardless of level of production at Tate & Lyle’s facility in addition to a variable amount based on volume. With the Company’s commencement of production at its farnesene facility located in Brazil, the Company determined that maintaining the Contract Manufacturing Agreement was no longer desired from a cost and operational perspective. The Company had no production at the Tate & Lyle facility since the first quarter of 2013.

Pursuant to the Termination Agreement, the Company is required to make four payments to Tate & Lyle, totaling approximately $8.8 million, of which $3.6 million is to satisfy outstanding obligations and $5.2 million is in lieu of additional payments otherwise owed under the Contract Manufacturing Agreement.  These four payments are due under the Termination Agreement between July 17, 2013 and December 16, 2013, and such payments are deemed to be in full satisfaction of all amounts otherwise owed under the Contract Manufacturing Agreement.  Under the Termination Agreement, no further payments will be owed for the remaining term of the Contract Manufacturing Agreement (i.e., through 2016). As a result, the Company recorded a loss of $8.4 million which is included in the loss on purchase commitments and write-off of production assets and consisted of an impairment charge of $6.7 million relating to Company-owned equipment at Tate & Lyle, a $2.7 million write- off of an unamortized portion of equipment costs funded by the Company for Tate & Lyle, offset by a reversal of $1.0 million provision for loss on fixed purchase commitments. As of June 30, 2013 the Company has an outstanding liability of $8.8 million pertaining to its obligation under the Termination Agreement. In July 2013, the Company paid $3.6 million of its obligation pertaining to the Termination Agreement (see Note 17 Subsequent Events).

IFF Joint Development and License Agreement

On April 23, 2013, the Company entered into a joint development and license agreement with International Flavors & Fragrances Inc. ("IFF"). Under the terms of the multi-year agreement, IFF and the Company will jointly develop certain fragrance ingredients. IFF will have exclusive rights to these fragrance ingredients for applications in the flavors and fragrances field, and the Company will have exclusive rights in other fields. IFF and the Company will share in the economic value derived from these ingredients. The joint development and license agreement provides for up to $6.0 million in funding by IFF to the Company during the first phase of the collaboration, of which $4.5 million is based on achievement of certain milestones. As of June 30, 2013 the Company has recorded deferred revenue of $1.5 million pertaining to this agreement.

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

The Agreement provides annual, up-front funding to the Company by Firmenich of $10.0 million for each of the first three years of the collaboration. The initial payment of $10.0 million was received by the Company on March 27, 2013 of which $2.9 million was recognized as revenue for the three and six months ended June 30, 2013. The Agreement contemplates additional funding by Firmenich on a discretionary basis and up to $5.0 million over three milestone payments from Firmenich to the Company. Under the Company's revenue recognition policy for milestone payments, for arrangements that include milestones that are determined to be substantive and at risk at the inception of the arrangement, revenue is recognized upon achievement of the milestone and is limited to those amounts whereby collectability is reasonably assured. As these milestones are defined or modified after the initial contract date, they could possibly still be substantive milestones and accounted for under the milestone method assuming that they meet all of the criteria.

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

9. Goodwill and Intangible Assets

The following table presents the components of the Company's intangible assets (in thousands):

		June 30, 2013			December 31, 2012
	Useful Life in Years	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
In-process research and development	Indefinite	$8,560	$—	$8,560	$8,560	$—	$8,560
Acquired licenses and permits	2	772	(772)	—	772	(740)	32
Goodwill	Indefinite	560	—	560	560		560
		$9,892	$(772)	$9,120	$9,892	$(740)	$9,152

The following table presents the activity of intangible assets for the six months ended June 30, 2013 (in thousands):

	December 31, 2012				June 30, 2013
	Net Carrying Value	Additions	Adjustments	Amortization	Net Carrying Value
In-process research and development	$8,560	$—	$—	$—	$8,560
Acquired licenses and permits	32	—	—	(32)	—
Goodwill	560	—	—	—	560
	$9,152	$—	$—	$(32)	$9,120

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

Acquired licenses and permits are amortized using a straight-line method over its estimated useful life. Amortization expense for this intangible was zero and $97,000 for the three months ended June 30, 2013 and 2012, respectively and was $32,000 and $193,000 for the six months ended June 30, 2013 and 2012, respectively. As of June 30, 2013, acquired licenses and permits were fully amortized.

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

May 2012 Private Placement

In May 2012, the Company completed a private placement of 1,736,100 shares of its common stock at a price of $2.36 per share for aggregate proceeds of $4.1 million.

December 2012 Private Placement

In December 2012, the Company completed a private placement of its common stock for the issuance of 14,177,849 shares of its common stock at a price of $2.98 per share for aggregate proceeds of $37.2 million and the cancellation of $5.0 million worth of outstanding senior unsecured convertible promissory notes previously issued by the Company. Shares totaling 1,677,852 were issued to Total in exchange for this cancellation. Net cash received for this private placement as of December 31, 2012 was $22.2 million and the remaining $15.0 million of proceeds was received in January 2013. In connection with this private placement, the Company entered into a Letter of Agreement, dated December 24, 2012 with an investor under which the Company acknowledged that the investor's initial investment of $10.0 million in December 2012 represented partial satisfaction of the investor's preexisting contractual obligation to fund $15.0 million by March 31, 2013 upon satisfaction by the Company of criteria associated with the commissioning of the Company's production plant in Brotas.

In January 2013, the Company received $15.0 million in proceeds from a private placement offering that closed in December 2012. Consequently, the Company issued 5,033,557 shares of the 14,177,849 shares of the Company's common stock.

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

Evergreen Shares for 2010 Equity Plan and 2010 ESPP

On January 23, 2013, the Company's Board of Directors approved the additional shares which will be available for issuance under the 2010 Equity Plan and the 2010 ESPP. These shares represent an automatic increase in the number of shares available for issuance under the 2010 Equity Plan and the 2010 ESPP of 3,435,483 and 687,096, respectively, equal to 5% and 1%, respectively of 68,709,660 shares, the total outstanding shares of the Company’s common stock as of December 31, 2012. This automatic increase was effective as of January 1, 2013. Shares available for issuance under the 2010 Equity Plan and 2010 ESPP were initially registered on a registration statement on Form S-8 filed with the Securities and Exchange Commission on October 1, 2010 (Registration No. 333-169715). The Company filed registration statements on Form S-8 on March 28, 2013 and May 20, 2013 with respect to the shares added by the automatic increase on January 1, 2013.

11. Stock-Based Compensation

The Company’s stock option activity and related information for the six months ended June 30, 2013 was as follows:

	Number Outstanding	Weighted - Average Exercise Price	Weighted - Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
				(in thousands)
Outstanding - December 31, 2012	8,946,592	$9.07	7.5	$954
Options granted	1,616,105	$2.87
Options exercised	(158,966)	$0.98
Options cancelled	(1,600,431)	$9.59
Outstanding - June 30, 2013	8,803,300	$7.99	7.45	$388

Vested and expected to vest after June 30, 2013	8,162,316	$8.19	7.31	$364
Exercisable at June 30, 2013	4,121,741	$9.98	5.81	$228

The aggregate intrinsic value of options exercised under all option plans was $0.1 million and $0.1 million for the three months ended June 30, 2013 and 2012, respectively and was $0.3 million and $0.7 million for the six months ended June 30, 2013 and 2012, respectively, determined as of the date of option exercise.

The Company’s restricted stock units ("RSUs") and restricted stock activity and related information for the six months ended June 30, 2013 was as follows:

	RSUs	Weighted Average Grant-Date Fair Value	Weighted Average Remaining Contractual Life (Years)
Outstanding - December 31, 2012	2,550,799	$7.92	1.3
Awarded	1,016,000	$2.85	—
Vested	(613,619)	$6.06	—
Forfeited	(182,664)	$4.23	—
Outstanding - June 30, 2013	2,770,516	$4.20	1.26
Expected to vest after June 30, 2013	2,414,032	$4.20	1.21

The following table summarizes information about stock options outstanding as of June 30, 2013:

	Options Outstanding			Options Exercisable
Exercise Price	Number of Options	Weighted - Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
$0.10—$2.76	1,053,612	8.52	$2.54	250,328	$1.98
$2.81—$2.83	26,800	9.80	$2.83	—	$—
$2.87—$2.87	962,000	9.93	$2.87	—	$—
$2.89—$3.05	921,948	9.51	$2.99	153,339	$3.04
$3.12—$3.83	237,025	8.30	$3.29	40,388	$3.21
$3.86—$3.86	1,157,506	8.12	$3.86	391,969	$3.86
$3.93—$3.93	893,923	4.20	$3.93	893,923	$3.93
$4.06—$9.32	1,145,195	5.94	$6.08	840,954	$6.22
$10.44—$16.00	1,086,335	6.32	$15.29	673,675	$15.38
$16.50—$30.17	1,318,956	6.98	$22.51	877,165	$22.15
$0.10—$30.17	8,803,300	7.45	$7.99	4,121,741	$9.98

Stock-Based Compensation Expense

Stock-based compensation expense related to options and restricted stock units granted to employees and nonemployees was allocated to research and development expense and sales, general and administrative expense as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Research and development	$1,049	$1,558	$2,296	$3,071
Sales, general and administrative	3,936	7,356	6,882	12,364
Total stock-based compensation expense	$4,985	$8,914	$9,178	$15,435

As of June 30, 2013, there were unrecognized compensation costs of $19.8 million related to stock options, and the Company expects to recognize those costs over a weighted average period of 2.91 years. As of June 30, 2013, there were unrecognized compensation costs of $6.6 million related to RSUs, and the Company expects to recognize those costs over a weighted average period of 1.83 years.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Expected dividend yield	—%	—%	—%	—%
Risk-free interest rate	1.2%	1.1%	1.2%	1.1%
Expected term (in years)	6.1	6.0	6.1	6.0
Expected volatility	82%	76%	82%	76%

The fair value of nonemployee stock options was estimated using the following weighted-average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Expected dividend yield	—%	—%	—%	—%
Risk-free interest rate	1.7%	1.4%	1.5%	1.6%
Expected term (in years)	6.1	7.2	6.4	7.2
Expected volatility	82%	76%	83%	76%

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

May 2012 Private Placement

In May 2012, the Company completed a private placement of 1,736,100 shares of its common stock at a price of $2.36 per share for aggregate proceeds of $4.1 million pursuant to a series of Common Stock Purchase Agreements, among the Company and members of the Company's Board of Directors and certain parties related to such directors.

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

On June 6, 2013, the Company sold and issued a 1.5% Senior Unsecured Convertible Note to Total in an aggregate principal amount of $10.0 million with a March 1, 2017 maturity date pursuant to the July 30, 2012 purchase agreement as discussed above. In accordance with the Letter Agreement dated March 24, 2013 this convertible note has a conversion price equal to $3.08 per share of the Company's common stock. The Company did not request the initial $10.0 million advance, due no later than May 15, 2013, but did request the June advance (as described above), under which this convertible note was issued.

13. Income Taxes

For the three months ended June 30, 2013 and 2012, the Company recorded a provision for income taxes of $246,000 and $249,000, respectively, and a provision for income taxes of $482,000 and $493,000, respectively, for the six months ended June 30, 2013 and 2012. The provision for income taxes for the six months ended June 30, 2013 and 2012 consisted of an accrual of Brazilian withholding tax on an intercompany interest liability. Other than the above mentioned provision for income tax, no additional provision for income taxes has been made, net of the valuation allowance, due to cumulative losses since the commencement of operations.

As of June 30, 2013, the US Internal Revenue Service has completed its audit of the Company for tax year 2008 which concluded that there were no adjustments resulting from the audit. While the statutes are closed for tax year 2008, the US federal tax carryforwards (net operating losses and tax credits) may be adjusted by the Internal Revenue Service in the year in which the carryforward is utilized.

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

Revenues by geography are based on the location of the customer. The following tables set forth revenue and long-lived assets by geographic area (in thousands):

Revenues

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
United States	$4,458	$16,596	$10,022	$42,902
Brazil	1,259	813	2,077	1,688
Europe	4,005	1,395	4,230	3,333
Asia	1,127	459	2,389	809
Total	$10,849	$19,263	$18,718	$48,732

Long-Lived Assets

	June 30,	December 31,
	2013	2012
United States	$58,562	$70,273
Brazil	83,794	90,982
Europe	1,785	1,866
Total	$144,141	$163,121

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

The components of accumulated other comprehensive loss are as follows (in thousands):

	June 30, 2013	December 31, 2012
Foreign currency translation adjustment, net of tax	$(16,892)	$(12,807)
Total accumulated other comprehensive loss	$(16,892)	$(12,807)

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

The following table presents the calculation of basic and diluted net loss per share of common stock attributable to Amyris, Inc. common stockholders (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Numerator:
Net loss attributable to Amyris, Inc. common stockholders	$(38,876)	$(46,806)	$(71,490)	$(141,354)
Denominator:
Weighted-average shares of common stock outstanding used in computing net loss per share of common stock, basic and diluted	75,959,228	57,442,834	74,640,314	53,828,541
Net loss per share attributable to common stockholders, basic and diluted	$(0.51)	$(0.81)	$(0.96)	$(2.63)

The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share of common stock for the periods presented because including them would have been anti-dilutive:

	Three and Six Months Ended June 30,
	2013	2012
Period-end stock options to purchase common stock	8,803,300	9,190,218
Convertible promissory notes	13,617,144	3,536,968
Period-end common stock subject to repurchase	1	793
Period-end common stock warrants	21,087	23,339
Period-end restricted stock units	2,770,516	1,657,231
Total	25,212,048	14,408,549
17. Subsequent Events

Related Party Convertible Debt Financings

On July 26, 2013, the Company sold and issued a 1.5% Senior Unsecured Convertible Note to Total in an aggregate principal amount of $20.0 million with a March 1, 2017 maturity date pursuant to the July 30, 2012 purchase agreement described in Note 6 Debt. This purchase and sale completed Total's commitment to purchase $30.0 million of such notes by July 2013. In accordance with the Letter Agreement dated March 23, 2013 this convertible note has a conversion price equal to $3.08 per share of Company common stock.

In August 2013, the Company entered into an agreement with certain investors to sell up to $73.1 million in convertible promissory notes in private placements over a period of up to 24 months from the date of signing.  This convertible note financing requires the Company to satisfy various conditions before the funding is available, and the offering is divided into two tranches (one for $42.6 million and one for $30.4 million), each with differing closing conditions.  Of the total possible purchase price in the financing, $60.0 million would be paid in the form of cash ($35.0 million in the first tranche and up to $25.0 million in the second tranche) and $13.1 million would be paid by cancellation of outstanding promissory notes by an existing stockholder in connection with its exercise of pro rata rights ($7.6 million in the first tranche and $5.4 million in the second tranche). The financing is subject to timing and completion risks, including a requirements that the Company meets certain production milestones before the second tranche is available, obtain stockholder approval prior to completing any closings in the transaction, and issues a warrant to one of the purchasers to purchase 1,000,000 shares of the Company's common stock at an exercise price of $0.01 per share, exercisable only if another of the purchasers in the financing converts preexisting promissory notes with a certain per share conversion price.

Tate & Lyle Termination Agreement

Pursuant to the Termination Agreement described in Note 8 Significant Agreements, the Company is required to make four payments to Tate & Lyle, totaling approximately $8.8 million due between July 17, 2013 and December 16, 2013. In July 2013, the Company paid $3.6 million of its total $8.8 million obligation pursuant to the Termination Agreement.

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

Overview

Amyris is a renewable products company focused on providing sustainable alternatives to a broad range of petroleum-sourced products. We developed innovative microbial engineering and screening technologies that modify the way microorganisms process sugars. We are using our proprietary synthetic biology platform to design microbes, primarily yeast, and use them as living factories in established fermentation processes to convert plant-sourced sugars into renewable hydrocarbons. We are developing, and, in some cases, already commercializing, products from these hydrocarbons in several target industry sectors, including cosmetics, lubricants, flavors and fragrances, polymers and specialty materials , and transportation fuels. We call these No Compromise products because we design them to perform comparably to or better than currently available products.

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

While our platform is able to utilize a wide variety of feedstocks, we are focusing our large-scale production plans primarily on the use of Brazilian sugarcane as our feedstock because of its renewability, low cost and relative price stability. We have also been able to produced Biofene through the use of other feedstocks such as sugar beets, corn dextrose, sweet sorghum and cellulosic sugars.

Our first purpose-built, large-scale Biofene production plant commenced operations in southeastern Brazil in December 2012. This plant in Brotas, in the state of São Paulo, is adjacent to an existing sugar and ethanol mill, Paraiso Bionergia. We have also commenced initial construction of a second large-scale production plant in Brazil, located at the Usina São Martinho sugar and ethanol mill also in the state of São Paulo, which we intend to complete the construction when market development support the start-up of that plant.

Our business strategy is focused on our commercialization efforts on specialty products while moving established commodity products, including our fuels and base oil lubricants products, into joint venture arrangements with established industry leaders. We believe this approach will permit access to the capital and resources necessary to support large-scale production and global distribution for our ubiquitous products. Our initial renewable products efforts have been focused on products for the cosmetics, niche fuel opportunities, fragrance oils, and liquid polymer sectors.

Total Relationship

In June 2010, we entered into a collaboration agreement with Total. This agreement provided for joint collaboration on the development of products through the use of our synthetic biology platform. In connection with this agreement, Total invested $133.2 million in our equity. In November 2011, we entered into an amendment of the collaboration agreement with Total with respect to development and commercialization of Biofene for diesel. This represented an expansion of the initial collaboration with Total, and established a global, exclusive collaboration for the development of Biofene for diesel and a framework for the creation of a joint venture to manufacture and commercialize Biofene for diesel. In addition, a limited number of other potential products were subject to development for the joint venture on a non-exclusive basis. In July 2012, we entered into a further amendment of the collaboration agreement with Total that expanded Total's investment in the Biofene collaboration, incorporated the development of certain joint venture products for use in diesel and jet fuel into the scope of the collaboration, and changed the structure of the funding from Total to include a convertible debt mechanism. Under the new agreements, we issued senior unsecured convertible notes to Total for an aggregate of $30.0 million in new cash in the third quarter of 2012 and an additional $30.0 million in 2013. Total may decide to provide further funding in 2014. Upon completion of the research and development program, we and Total would form a joint venture company that would have exclusive rights to produce and market renewable diesel and/or jet fuel. Should Total decide not to pursue commercialization, under certain conditions, it is eligible to recover up to $100.0 million, payable in March 2017, in the form of cash or in the form of common stock at a conversion price of $7.0682 per share (or, for notes issued in 2013, a lower price as determined under the March 2013 letter agreement as described below).

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

In addition to the waiver by Total described above, Total also agreed that, at our request and contingent upon us meeting our obligations described above, it would pay advance installments of the amounts otherwise payable at the July 2013 closing.  Specifically, if we requested such advance installments, subject to certain closing conditions and delivery of certifications regarding our cash levels, Total was obligated to fund $10.0 million no later than May 15, 2013, and an additional $10.0 million no later than June 15, 2013, with the remainder to be funded on the original July 2013 closing date.

In June 2013, we sold and issued a 1.5% Senior Unsecured Convertible Note to Total in an aggregate principal amount of $10.0 million with a maturity date of March 1, 2017 pursuant to the July 2012 purchase agreement. This convertible note has a conversion price of $3.08 per share in accordance with the March 2013 Letter Agreement as discussed above. We did not request the initial advance described above, but did request the June advance, under which this convertible note was issued. Subsequently, in July 2013, we sold a $20.0 million senior unsecured convertible note to Total with the same conversion price as the note in the June 2013 sale. This purchase and sale completed Total's commitment to purchase $30.0 million of such notes by July 2013. We expect that Total will cancel an additional portion of its outstanding convertible promissory notes in connection with its exercise of pro rata rights in our pending August 2013 convertible debt financing (with the final amount of such cancellation to be determined based on the final size of the closing in such offering).

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

Tate & Lyle

On June 25, 2013, we entered into a Termination Agreement with Tate & Lyle to terminate the parties’ November 2010 Contract Manufacturing Agreement.  The Termination Agreement resolves all outstanding issues that had arisen in connection with our relationship with Tate & Lyle.

The Contract Manufacturing Agreement had secured manufacturing capacity for farnesene through 2016 at Tate & Lyle’s facility in Decatur, Illinois.  The Contract Manufacturing Agreement included a base monthly payment regardless of level of production at Tate & Lyle’s facility in addition to a variable amount based on volume.  With the commencement of production at our farnesene facility located in Brazil, we determined that maintaining the Contract Manufacturing Agreement was no longer desired from a cost and operational perspective.  We had no production at the Tate & Lyle facility since the first quarter of 2013.

Pursuant to the Termination Agreement, we are required to make four payments to Tate & Lyle, totaling approximately $8.8 million, of which $3.6 million is to satisfy outstanding obligations and $5.2 million is in lieu of additional payments otherwise owed under the Contract Manufacturing Agreement.  These four payments are due under the Termination Agreement between July 17, 2013 and December 16, 2013, and such payments are deemed to be in full satisfaction of all amounts otherwise owed under the Contract Manufacturing Agreement.  Under the Termination Agreement, no further payments will be owed for the remaining term of the Contract Manufacturing Agreement (i.e., through 2016). Additionally, we recorded a loss on purchase commitments and write-off of production assets of $8.4 million which consisted of an impairment charge of $6.7 million relating to our equipment at Tate & Lyle, a $2.7 million write- off of an unamortized portion of equipment costs funded us for Tate & Lyle, offset by a reversal of $1.0 million provision for loss on fixed purchase commitments. As of June 30, 2013 we have an outstanding liability of $8.8 million pertaining to our obligation under the Termination Agreement. In July 2013, we paid $3.6 million of our obligation pertaining to the Termination Agreement.

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

We have identified Novvi as a VIE and determined that the power to direct activities, which most significantly impact the economic success of the joint venture (i.e. continuing research and development, marketing, sales, distribution and manufacturing of Novvi products), is equally shared between us and Cosan. Accordingly, we are not the primary beneficiary and therefore account for our investment in Novvi under the equity method of accounting. We will continue to reassess our primary beneficiary analysis of Novvi if there are changes in events and circumstances impacting the power to direct activities that most significantly affect Novvi's economic success. Under the equity method, our share of profits and losses are to be included in “Income (loss) from equity method investments, net” in our consolidated statements of operations. During the three and six months ended June 30, 2013, we recorded no amounts for our share of Novvi's net loss as the carrying amount of our investment in Novvi was zero and losses in excess of the carrying amount are offset by the accretion of our share in the basis difference resulted from the parties' initial contribution. For the three months ended June 30, 2013 and 2012, we recorded $0.1 million and $0.9 million, respectively, and $2.6 million and $0.9 million for the six months ended June 30, 2013 and 2012, respectively, of revenue from the research and development activities performed on behalf of Novvi.

Sales and Revenue

To commercialize our Biofene-derived product, squalane, in the cosmetics sector for use as an emollient, we have entered into a number of distribution agreements such as Laserson S.A. in Europe, Nikko Chemicals Co., Ltd. in Japan, and Centerchem, Inc. in the United States. As an initial step towards commercialization of Biofene-based diesel, we have entered into agreements with municipal fleet operators in São Paulo, Brazil. Our diesel fuel is supplied to BR Distribudora, a division of Petrobras, which in turn blends our product with petroleum diesel and sells to a number of bus operators including Santa Brigida, the largest bus fleet operator in São Paulo. For the industrial lubricants market, we established a joint venture with Cosan for the worldwide development, production and commercialization of renewable base oils in the lubricant sector.

We transitioned out of the ethanol and ethanol-blended business during the third quarter ended September 30, 2012. We do not expect to be able to replace prior year revenue levels in the near term as a result of this transition, particularly in 2013 while we focus our efforts to establish our renewable products business.

The following table sets forth our comparative revenue data for the periods or the periods shown (in thousands):

	Three Months Ended June 30,		Year-to Year Change	Percentage Change
	2013	2012
	(Dollars in thousands)
Revenues
Ethanol and ethanol-blended gasoline	$—	$13,309	$(13,309)	(100)%
Renewable products	4,185	2,271	1,914	84%
Collaborations revenue	3,090	1,770	1,320	75%
Grants	3,574	1,913	1,661	87%
Total revenues	$10,849	$19,263	$(8,414)	(44)%

	Six Months Ended June 30,		Year-to Year Change	Percentage Change
	2013	2012
	(Dollars in thousands)
Revenues
Ethanol and ethanol-blended gasoline	$—	$37,178	$(37,178)	(100)%
Renewable products	7,168	4,709	2,459	52%
Collaborations revenue	6,144	2,661	3,483	131%
Grants	5,406	4,184	1,222	29%
Total revenues	$18,718	$48,732	$(30,014)	(62)%

Financing

In 2012, we completed multiple financings involving loans and convertible debt and equity offerings. In February 2012, we completed a private placement of 10.2 million shares of common stock for aggregate proceeds of $58.7 million and raised $25.0 million from an offering of senior unsecured convertible promissory notes. In May 2012, we completed a private placement of 1.7 million shares of common stock for aggregate proceeds of $4.1 million. In July 2012, we completed a sale of a $38.3 million in a senior unsecured convertible promissory note for cash proceeds of $15.0 million and our repayment of $23.3 million in previously-provided research and development funds and, in September 2012, we completed a sale of an additional senior unsecured convertible promissory note for additional cash proceeds of $15.0 million. In December 2012, we completed a private placement of our common stock for the issuance of 14,177,849 shares at a price of $2.98 per share for aggregate proceeds of $37.2 million and the cancellation of $5.0 million worth of outstanding senior unsecured convertible promissory notes previously issued us. Shares totaling 1,677,852 were issued to Total in exchange for this cancellation. Net cash received for this private placement as of December 31, 2012 was $22.2 million and the remaining $15.0 million of proceeds was received in January 2013. In connection with this private placement, we entered into a Letter of Agreement, dated December 24, 2012 with Biolding under which we acknowledged that Biolding's initial investment of $10.0 million in December 2012 represented partial satisfaction of its preexisting contractual obligation to fund $15.0 million by March 31, 2013 upon satisfaction by us of criteria associated with the commissioning of our production plant in Brotas.

In March 2013, we completed a private placement of our common stock to Biolding and issued 1,533,742 of our common stock at a price of $3.26 per share resulting in aggregate proceeds of approximately $5.0 million. This private placement represented the final tranche of Biolding's preexisting contractual obligation to fund $15.0 million upon satisfaction by us of certain criteria associated with the commissioning of a production plant in Brazil.

Pursuant to the letter agreement discussed above under the caption "Total Relationship", we completed a sale of $10.0 million senior unsecured convertible note to Total with a conversion price of $3.08 per share in June 2013. Subsequently, in July 2013, we sold a $20.0 million in senior unsecured convertible note to Total with the same conversion price as the note in the June 2013 sale.This purchase and sale completed Total's commitment to purchase $30.0 million of such notes by July 2013.

In August 2013, we signed an agreement for an additional private placement of convertible promissory notes as described in more detail in more detail below.

Liquidity

We have incurred significant losses in each year since our inception and believe that we will continue to incur losses and negative cash flow from operations into at least 2014. As of June 30, 2013, we had an accumulated deficit of $657.8 million and had cash, cash equivalents and short term investments of $12.9 million. We have significant outstanding debt and contractual obligations related to purchase commitments, as well as capital and operating leases. As of June 30, 2013, our debt totaled $107.2 million, of which $5.0 million matures within the next twelve months. In addition, our debt agreements contain various covenants, including restrictions on business that could cause us to be at risk of defaults.

In March 2013, we signed a collaboration agreement with Firmenich that included a collaboration funding component, and obtained a commitment letter from Total with respect to additional convertible note funding (as described above) of which we received $10.0 million in proceeds in June 2013, and we expect to use amounts received under these arrangements to fund our operations. We also received $20.0 million in funding through the sale of a convertible note in private placement under an existing funding agreement with Total in July 2013. This purchase and sale completed Total's commitment to purchase $30.0 million of such notes by July 2013. Furthermore, we are expecting additional funding in 2013 from collaborations, a pending convertible debt offering, and potentially, other sources. In August 2013, we entered into an agreement with certain investors to sell up to $73.1 million in convertible promissory notes in private placements over a period of up to 24 months from the date of signing.  This convertible note financing requires us to satisfy various conditions before the funding is available, and the offering is divided into two tranches (one for $42.6 million and one for $30.4 million), each with differing closing conditions.  Of the total possible purchase price in the financing, $60.0 million would be paid in the form of cash ($35.0 million in the first tranche and up to $25.0 million in the second tranche) and $13.1 million would be paid by cancellation of outstanding promissory notes by an existing stockholder in connection with its exercise of pro rata rights ($7.6 million in the first tranche and $5.4 million in the second tranche). The financing is subject to timing and completion risks, including a requirement that we meet certain production milestones before the second tranche is available, and a requirement that we obtain stockholder approval prior to completing any closings in the transaction.

Though we expect to close our pending convertible note financing in September 2013, if there is any significant delay in such closing, we would likely need to secure additional short-term funding in September 2013. Such short-term funding may not be available on reasonable terms or at all. For example, in order to raise sufficient additional funds, we could be forced to issue further preferred and discounted equity, agree to onerous covenants, grant security interests in our assets, enter into collaboration and licensing arrangements that require us to relinquish commercial rights or grant licenses on terms that are not favorable to us, or any or all of these. If we are unable to secure sufficient short-term funding to bridge our operations to a delayed closing or fail to complete the pending convertible debt financing within the period covered by any such short-term funding, we would be forced to curtail our operations and cease most of our cash expenditures, which would have a material adverse effect on our ability to continue our business plans and our status as a going concern.

Comparison of Three Months Ended June 30, 2013 and 2012

Revenues

	Three Months Ended June 30,		Year-to-Year Change	Percentage Change
	2013	2012
	(Dollars in thousands)
Revenues
Ethanol and ethanol-blended gasoline	$—	$13,309	$(13,309)	(100)%
Renewable products	4,185	2,271	1,914	84%
Product sales	4,185	15,580	(11,395)	(73)%
Grants and collaborations revenue	6,664	3,683	2,981	81%
Total revenues	$10,849	$19,263	$(8,414)	(44)%

Our total revenues decreased by $8.4 million to $10.8 million for the three months ended June 30, 2013 as compared to the same period in the prior year, as did the revenue from product sales which decreased by $11.4 million to $4.2 million with such reductions resulting primarily from the transitioning out of the ethanol and ethanol-blended gasoline business during the third quarter of 2012. We do not expect to be able to replace prior year revenue levels in the near term as a result of this transition, particularly in 2013 while we focus our efforts to establish our renewable products business.

Product sales of our farnesene-derived products increased $1.9 million in the second quarter of 2013 compared to the prior year. The increase in the second quarter of 2013 is primarily a result of sales to new distributors and diesel sales. Additionally, grants and collaborations revenue increased in the second quarter of 2013 by $3.0 million to $6.7 million compared to the same period in the prior year primarily due to the revenue recognized from collaboration research services with Firmenich, along with the achievement of program milestones under the DARPA Technology Investment Agreement. The increase in revenue from the DARPA milestone was partially offset by the absence of revenue from the "Integrated Bio-Refinery" grant from the U.S. Department of Energy as the project was completed in the first quarter of 2013.

Cost and Operating Expenses

	Three Months Ended June 30,		Year-to-Year Change	Percentage Change
	2013	2012
	(Dollars in thousands)
Cost of products sold	$8,853	$23,636	$(14,783)	(63)%
Loss on purchase commitments and write-off of production assets	8,423	—	8,423	nm
Research and development	13,992	18,500	(4,508)	(24)%
Sales, general and administrative	14,718	22,231	(7,513)	(34)%
Total cost and operating expenses	$45,986	$64,367	$(18,381)	(29)%

______________
nm= not meaningful

Cost of Products Sold

Our cost of products sold decreased by $14.8 million to $8.9 million for the three months ended June 30, 2013 compared to the same period in the prior year. Our cost of products sold includes production costs of farnesene-derived products, which includes cost of raw materials, labor and overhead, amounts paid to contract manufacturers and period costs including inventory write-downs resulting from applying lower-of-cost-or-market inventory valuations. Cost of farnesene-derived products sold also includes certain costs related to the scale-up in production of such products. As of December 2012, we began operating our own large-scale Biofene production plant in Brotas, in the state of São Paulo, Brazil.

We transitioned out of the ethanol and ethanol-blended business during the third quarter of 2012 to focus our efforts to establish our renewable products business, as a result, 2013 cost of products sold do not include any such costs. Cost of products sold declined by $13.7 million for the three months ended June 30, 2013 compared to the same period in the prior year. Production costs of farnesene-derived products sold decreased by $1.1 million compared to the prior year as the prior year costs included higher write-downs taken from applying lower-of-cost-or-market adjustments against higher production levels as we scaled up of our renewable operations. This decrease was partly offset by current period charges for excess capacity at various manufacturing facilities.

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

During the three months ended June 30, 2013, we recorded an additional loss related to a termination and settlement of our existing agreement with Tate & Lyle, one of our contract manufacturers, of $8.4 million which consisted of an impairment charge of $6.7 million relating to our equipment at Tate & Lyle, a $2.7 million write-off of an unamortized portion of equipment costs funded by us for Tate & Lyle, offset by a reversal of $1.0 million provision for loss on fixed purchase commitments.

Research and Development Expenses

Our research and development expenses decreased by $4.5 million for the three months ended June 30, 2013 compared to the same period in the prior year, primarily as a result of overall lower spending. The decrease was attributable to a $1.9 million reduction in personnel-related expenses associated with a lower headcount, a $1.6 million reduction in other overhead expenses, and a $1.0 million reduction in consulting and professional services expenses. Research and development expenses included stock-based compensation expense of $1.0 million and $1.6 million during the three months ended June 30, 2013 and 2012, respectively.

Sales, General and Administrative Expenses

Our sales, general and administrative expenses decreased by $7.5 million for the three months ended June 30, 2013 compared to the same period of the prior year, primarily as a result of overall lower spending. The decrease is attributed primarily to a $5.1 million reduction in personnel-related expenses associated with lower stock-based compensation expenses and lower headcount, $1.0 million reduction in consulting and professional service fees, and $1.0 million reduction in other overhead expenses. Sales, general and administrative expenses included stock-based compensation expense of $3.9 million and $7.4 million during the three months ended June 30, 2013 and 2012, respectively.

Other Income (Expense)

	Three Months Ended June 30,		Year-to-Year Change	Percentage Change
	2013	2012
	(Dollars in thousands)
Other income (expense):
Interest income	$57	$503	$(446)	(89)%
Interest expense	(1,558)	(1,260)	(298)	24%
Other expense, net	(2,030)	(1,025)	(1,005)	98%
Total other expense	$(3,531)	$(1,782)	$(1,749)	98%

Total other expense increased by approximately $1.7 million to $3.5 million for the three months ended June 30, 2013 compared to the same period of the prior year. The increase in total other expense was attributable to an increase in other expense, net of $1.0 million, a $0.4 million decrease in interest income due to lower cash balance compared to the same period in the prior year and an increase in interest expense of $0.3 million associated with increased borrowings to fund our operations. The increase in other expense, net of $1.0 million is primarily due to $2.0 million foreign currency fluctuations related to intercompany balances and $0.4 million change in fair value of our interest swap liability partially offset by a $1.4 million gain from change in fair value of the compound derivative liability associated with our senior unsecured convertible promissory notes issued to Total.

Comparison of Six Months Ended June 30, 2013 and 2012

Revenues

	Six Months Ended June 30,		Year-to-Year Change	Percentage Change
	2013	2012
	(Dollars in thousands)
Revenues
Ethanol and ethanol-blended gasoline	$—	$37,178	$(37,178)	(100.0)%
Renewable products	7,168	4,709	2,459	52.2%
Product sales	$7,168	$41,887	$(34,719)	(83)%
Grants and collaborations revenue	11,550	6,845	4,705	69%
Total revenues	$18,718	$48,732	$(30,014)	(62)%

Our total revenues decreased by $30.0 million to $18.7 million for the six months ended June 30, 2013 as compared to the same period in the prior year, as did revenue from product sales by $34.7 million to $7.2 million with such reductions resulting primarily from the transitioning out of the ethanol and ethanol-blended gasoline business during the third quarter of 2012. We do not expect to be able to replace prior year revenue levels in the near term as a result of this transition, particularly in 2013 while we focus our efforts to establish our renewable products business.

Product sales of our renewable products increased by $2.5 million to $7.2 million for the six months ended June 30, 2013 compared to the same period in the prior year as a result of sales to new distributors and diesel sales. Additionally, grants and collaboration revenue increased in the six months ended June 30, 2013 by $4.7 million to $11.6 million compared to the same period in the prior year primarily due to the revenue recognized from collaboration research services with Firmenich, along with the achievement of program milestones under the DARPA Technology Investment Agreement. The increase in revenue from the DARPA milestone was partially offset by the lower of revenue from the “Integrated Bio-Refinery” grant from the U.S. Department of Energy as the project was completed in the first quarter of 2013.

Costs and Operating Expenses

	Six Months Ended June 30,		Year-to-Year Change	Percentage Change
	2013	2012
	(Dollars in thousands)
Cost of products sold	$17,813	$67,447	$(49,634)	(74)%
Loss on purchase commitments and write off of production assets	8,423	36,652	(28,229)	(77)%
Research and development	29,746	39,844	(10,098)	(25)%
Sales, general and administrative	29,545	43,946	(14,401)	(33)%
Total costs and operating expenses	$85,527	$187,889	$(102,362)	(54)%

Cost of Products Sold

Our cost of products sold decreased by $49.6 million to $17.8 million for the six months ended June 30, 2013 compared to the same period in the prior year. Our cost of products sold includes production costs of farnesene-derived products, which includes cost of raw materials, labor and overhead, amounts paid to contract manufacturers and period costs including inventory write-downs resulting from applying lower-of-cost-or-market inventory valuations. Cost of farnesene-derived products sold also includes certain costs related to the scale-up in production of such products. As of December 2012, we began operating our own large-scale Biofene production plant in Brotas, in the state of São Paulo, Brazil.

We transitioned out of our ethanol and ethanol-blended gasoline business in the quarter ended September 30, 2012, which resulted in a reduction of $37.3 million in cost of products sold for the six months ended June 30, 2013 compared to the same period in the prior year. Production costs of farnesene-derived products sold decreased by $12.3 million compared to the prior year as prior year costs included higher write-downs taken from applying lower-of-cost-or-market adjustments against higher production levels as we scaled up of our renewable operations. This decrease was partly offset by current period charges for excess capacity at various manufacturing facilities.

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

During the six months ended June 30, 2013, we recorded an additional loss related to a termination and settlement of our existing agreement with Tate & Lyle, one of our contract manufacturers of $8.4 million which consisted of an impairment charge of $6.7 million relating to our equipment at Tate & Lyle, a $2.7 million write-off of an unamortized portion of equipment costs funded by us for Tate & Lyle, offset by a reversal of $1.0 million provision for loss on fixed purchase commitments.

Research and Development Expenses

Our research and development expenses decreased by $10.1 million for the six months ended June 30, 2013 compared to the same period in the prior year, primarily as a result of overall lower spending. The decrease was attributable to a $4.1 million reduction in personnel-related expenses associated with a lower headcount, a $3.6 million reduction in other overhead expenses, $2.1 million reduction in consulting and professional services , and a $0.3 million decrease in travel-related expenses. Research and development expenses included stock-based compensation expense of $2.3 million and $3.1 million during the six months ended June 30, 2013 and 2012, respectively.

Sales, General and Administrative Expenses

Our sales, general and administrative expenses decreased by $14.4 million for the six months ended June 30, 2013 compared to the same period of the prior year, primarily a result of overall lower spending. The decrease is attributed primarily to a $10.3 million reduction in personnel-related expenses associated with lower stock compensation expenses and a lower headcount, $2.2 million reduction in consulting, and professional service fees, $1.6 million reduction in other overhead expenses, and $0.3 million reduction in travel-related expenses. Sales, general and administrative expenses included stock-based compensation expense of $6.9 million and $12.4 million during the six months ended June 30, 2013 and 2012, respectively.

Other Income (Expense)

	Six Months Ended June 30,		Year-to-Year Change	Percentage Change
	2013	2012
	(Dollars in thousands)
Other income (expense):
Interest income	$93	$1,109	$(1,016)	(92)%
Interest expense	(3,120)	(2,314)	(806)	35%
Other expense, net	(911)	(1,176)	265	(23)%
Total other expense	$(3,938)	$(2,381)	$(1,557)	65%

Total other expense increased by $1.6 million to $3.9 million for the six months ended June 30, 2013 compared to the same period of the prior year. During the six months ended June 30, 2013, interest income decreased by $1.0 million due to lower cash balance compared to the same period in the prior year and interest expense increased $0.8 million due to increased borrowings to fund our operations including capital expenditures. These changes were partially offset by a decrease in other expense, net of $0.3 million, of which $2.4 million is due to a change in fair value of the compound embedded derivative liability associated with our senior unsecured convertible promissory notes issued to Total partially offset by a $1.8 million foreign currency fluctuations related to intercompany balances and $0.4 million of loss related to the change in fair value of our interest swap liability.

Liquidity and Capital Resources

	June 30, 2013	December 31, 2012
	(Dollars in thousands)
Working capital (deficit)	$(13,860)	$3,668
Cash and cash equivalents and short-term investments	$12,915	$30,689
Debt and capital lease obligations	$108,924	$106,774
Accumulated deficit	$(657,817)	$(586,327)

	Six Months Ended June 30,
	2013	2012
	(Dollars in thousands)
Net cash used in operating activities	$(45,268)	$(91,610)
Net cash used in investing activities	(5,141)	(38,108)
Net cash provided by financing activities	30,023	102,191

Working Capital. Working capital (deficit) was $(13.9) million at June 30, 2013, a decrease of $17.5 million from working capital as of December 31, 2012. This decrease was principally attributable to a reduction in net cash and investment balances of $17.8 million due primarily to fund our operating expenses and service our debt, a $6.3 million increase in short-term deferred revenue, a $2.0 million decrease in inventory, a $1.8 million decrease in prepaid and other currents assets, and an increase of $1.6 million in short term debt balances. This decrease was offset in part by a $3.4 million increase in accounts receivable and a reduction of $8.2 million in accounts payable and accrued and other current liabilities.

To support production of our products in contract manufacturing and dedicated production facilities, we have incurred, and we expect to continue to incur, capital expenditures as we invest in these facilities. We plan to continue to seek external debt financing from U.S. and Brazilian sources to help fund our investments in these contract manufacturing and dedicated production facilities.

We expect to fund our operations for the foreseeable future with cash and investments currently on hand, with cash inflows from collaboration and grant funding, cash contributions from product sales, and with new debt and equity financing. Some of our existing anticipated financing sources, such as research and development collaborations and a pending convertible debt financing, are subject to risk that we cannot meet milestones or are not yet subject to definitive agreements or mandatory funding commitments and, if needed, we may not be able to secure additional types of financing in a timely manner or on reasonable terms, if at all. Our planned 2013 working capital needs and our planned operating and capital expenditures for 2013 are dependent on significant inflows of cash from existing collaboration partners, as well as additional funding from new collaborations, equity or debt offerings, credit facilities or loans, or combinations of these sources. We will continue to need to fund our research and development and related activities and to provide working capital to fund production, storage, distribution and other aspects of our business. Our operating plan contemplates capital expenditures of approximately $10.0 million in 2013 and we expect to continue to incur costs in connection with our existing contract manufacturing arrangements.

Liquidity. We have incurred significant losses in each year since our inception and believe that we will continue to incur losses and negative cash flow from operations into at least 2014. As of June 30, 2013, we had an accumulated deficit of $657.8 million and had cash, cash equivalents and short term investments of $12.9 million. We have significant outstanding debt and contractual obligations related to purchase commitments, as well as capital and operating leases. As of June 30, 2013, our debt totaled $107.2 million, of which $5.0 million matures within the next twelve months. In addition, our debt agreements contain various covenants, including restrictions on business that could cause us to be at risk of defaults. In March 2013, we signed a collaboration agreement with Firmenich that included a collaboration funding component, and obtained a commitment letter from

Total with respect to additional convertible note funding (as described above under "Overview-Total Relationship") of which we received $10.0 million in proceeds in June 2013, and we expect to use amounts received under these arrangements to fund our operations. We also received $20.0 million in funding through the sale of a convertible note in private placement under an existing funding agreement with Total in July 2013. This purchase and sale completed Total's commitment to purchase $30.0 million of such notes by July 2013. Furthermore, we are expecting additional funding in 2013 from collaborations, a pending convertible debt offering, and potentially, other sources. In August 2013, we entered into an agreement with certain investors to sell up to $73.1 million in convertible promissory notes in private placements over a period of up to 24 months from the date of signing.  This convertible note financing requires us to satisfy various conditions before the funding is available, and the offering is divided into two tranches (one for $42.6 million and one for $30.4 million), each with differing closing conditions. Of the total possible purchase price in the financing, $60.0 million would be paid in the form of cash ($35.0 million in the first tranche and up to $25.0 million in the second tranche) and $13.1 million would be paid by cancellation of outstanding promissory notes by an existing stockholder in connection with its exercise of pro rata rights ($7.6 million in the first tranche and $5.4 million in the second tranche). The financing is subject to timing and completion risks, including a requirement that we meet certain production milestones before the second tranche is available, and a requirement that we obtain stockholder approval prior to completing any closings in the transaction.

Though we expect to close our pending convertible note financing in September 2013, if there is any significant delay in such closing, we would likely need to secure additional short-term funding in September 2013. Such short-term funding may not be available on reasonable terms or at all. For example, in order to raise sufficient additional funds, we could be forced to issue further preferred and discounted equity, agree to onerous covenants, grant security interests in our assets, enter into collaboration and licensing arrangements that require us to relinquish commercial rights or grant licenses on terms that are not favorable to us, or any or all of these. If we are unable to secure sufficient short-term funding to bridge our operations to a delayed closing or fail to complete the pending convertible debt financing within the period covered by any such short-term funding, and fail to secure alternative funding to finance our operations, we would be forced to curtail our operations and cease most of our cash expenditures, which would have a material adverse effect on our ability to continue our business plans and our status as a going concern.

Convertible Note Offering. In February 2012, we sold $25.0 million in principal amount of senior unsecured convertible promissory notes due March 1, 2017. The notes have a 3.0% annual interest rate and are convertible into shares of our common stock at a conversion price of $7.0682 per share, subject to adjustment for proportional adjustments to outstanding common stock and anti-dilution provisions in case of dividends and distributions.  The note holders have a right to require repayment of 101% of the principal amount of the notes in an acquisition of Amyris, and the notes provide for payment of unpaid interest on conversion following such an acquisition if the note holders do not require such repayment.  The securities purchase agreement and notes include covenants regarding payment of interest, maintaining our listing status, limitations on debt, maintenance of corporate existence, and filing of SEC reports. The notes include standard events of default resulting in acceleration of indebtedness, including failure to pay, bankruptcy and insolvency, cross-defaults, and breaches of the covenants in the securities purchase agreement and notes, with default interest rates and associated cure periods applicable to the covenant regarding SEC reporting. Furthermore, the senior unsecured convertible notes include restrictions on the amount of debt we are permitted to incur. Our total outstanding debt at any time cannot exceed the greater of $200.0 million or 50% of our consolidated total assets and our secured debt cannot exceed the greater of $125 million or 30% of our consolidated total assets. As of June 30, 2013 and December 31, 2012, a principal amount of $25.0 million and $25.0 million, respectively, was outstanding under these notes payable.

In July and September of 2012, we issued a total of $53.3 million of senior unsecured convertible notes to Total for an aggregate of $30.0 million in cash proceeds and our repayment of $23.3 million in previously-provided research and development funds as described in more detail under "Overview - Total Relationship" above. As part of the December 2012 private placement, 1,677,852 shares of the Company's common stock were issued in exchange for the cancellation of $5.0 million worth of an outstanding senior unsecured convertible promissory note held by Total. On June 6, 2013, we issued an additional $10.0 million of senior unsecured convertible note to Total with a conversion price of $3.08 per share. Subsequently, on July 26, 2013, we issued a $20.0 million senior unsecured convertible note to Total with the same conversion price as the June 2013 sale.This purchase and sale completed Total's commitment to purchase $30.0 million of such notes by July 2013.

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

Export Financing with ABC Brasil. On March 18, 2013, we entered into an export financing agreement with Banco ABC Brasil S.A. for approximately US$2.5 million (approximately R$5.0 million based on exchange rate as of March 18, 2013) for a 1 year-term to fund exports through March 2014. As of June 30, 2013, the principal amount outstanding was US$2.5 million. This loan is collateralized by future exports from our subsidiary in Brazil.

Banco Pine/Nossa Caixa Financing. In July 2012, we entered into a Note of Bank Credit and a Fiduciary Conveyance of Movable Goods agreement with each of Nossa Caixa and Banco Pine. Under such instruments, we borrowed an aggregate of
R$52.0 million (approximately US$23.5 million based on the exchange rate as of June 30, 2013) as financing for capital expenditures relating to our manufacturing facility in Brotas. Under the loan agreements, Banco Pine agreed to lend R$22.0 million and Nossa Caixa agreed to lend R$30.0 million. The funds for these loans are provided by Banco Nacional de Desenvolvimento Econômico e Social, or BNDES, a government owned bank headquartered in Brazil, but are guaranteed by the lenders. The loans have a final maturity date of July 15, 2022 and bear a fixed interest rate of 5.5% per year. The loans are also subject to early maturity and delinquency charges upon occurrence of certain events including interruption of manufacturing activities at Brotas for more than 30 days, except during sugarcane off-season. The loans are secured by certain of our farnesene production assets at the manufacturing facility in Brotas, and we were required to provide parent guarantees to each of the lenders.

BNDES Credit Facility. In December 2011, we entered into a credit facility in the amount of R$22.4 million (approximately US$10.1 million based on the exchange rate as of June 30, 2013) with BNDES. This BNDES facility was extended as project financing for a production site in Brazil. The credit line is divided into an initial tranche for up to approximately R$19.1 million (approximately US$8.6 million based on the exchange rate at June 30, 2013) and an additional tranche of approximately R$3.3 million (approximately US$1.5 million based on the exchange rate at June 30, 2013) that becomes available upon delivery of additional guarantees. The credit line is available for 12 months from the date of the Credit Agreement, subject to extension by the lender.

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

The BNDES Credit Facility is collateralized by a first priority security interest in certain of our equipment and other tangible assets totaling R$24.9 million (approximately US$11.2 million on the exchange rate as of June 30, 2013). We are a parent guarantor for the payment of the outstanding balance under the BNDES Credit Facility. Additionally, we are required to provide a bank guarantee equal to10.0% of the total approved amount (R$22.4 million in total debt) available under the BNDES Credit Facility. For advances in the second tranche (above R$19.1 million), we are required to provide additional bank guarantees equal to 90.0% of each such advance, plus additional Amyris guarantees equal to at least 130.0% of such advance. The BNDES Credit Facility contains customary events of default, including payment failures, failure to satisfy other obligations under the credit facility or related documents, defaults in respect of other indebtedness, bankruptcy, insolvency and inability to pay debts when due, material judgments, and changes in control of Amyris Brasil. If any event of default occurs, BNDES may terminate its commitments and declare immediately due all borrowings under the facility. As of June 30, 2013 and December 31, 2012 the Company had R$17.2 million (approximately US$7.8 million based on the exchange rate as of June 30, 2013 and R$19.1 million (approximately US$9.3 million based on the exchange rate as of December 31, 2012) in outstanding advances under the BNDES Credit Facility.

FINEP Credit Facility. In November 2010, we entered into a credit facility with Financiadora de Estudos e Projetos (“FINEP”), a state-owned company subordinated to the Brazilian Ministry of Science and Technology. This FINEP Credit Facility was extended to partially fund expenses related to our research and development project on sugarcane-based biodiesel (“FINEP Project”) and provides for loans of up to an aggregate principal amount of R$6.4 million (approximately US$2.9 million based on the exchange rate as of June 30, 2013) which is secured by a chattel mortgage on certain equipment of the Company as well as by bank letters of guarantee. As of December 31, 2012, all available credit under this facility was fully drawn.

Interest on loans drawn under this credit facility is fixed at 5.0% per annum. In case of default under, or non-compliance with, the terms of the agreement, the interest on loans will be dependent on the long-term interest rate as published by the Central Bank of Brazil, or TJLP. If the TJLP at the time of default is greater than 6%, then the interest will be 5.0% + a TJLP adjustment factor otherwise the interest will be at 11.0% per annum. In addition, a fine of up to 10.0% will apply to the amount of any obligation in default. Interest on late balances will be 1.0% interest per month, levied on the overdue amount. Payment of the outstanding loan balance will be made in 81 monthly installments, which commenced in July 2012 and extend through March 2019. Interest on loans drawn and other charges are paid on a monthly basis and commenced in March 2011. As of June 30, 2013, total outstanding loan balance under this credit facility was R$5.8 million (approximately US$2.6 million based on the exchange rate as of June 30, 2013).

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

•
After the release of the first disbursement, prior to any subsequent drawdown from the FINEP Credit Facility, we were required to provide bank letters of guarantee of up to R$3.3 million in aggregate (approximately US$1.5 million based on the exchange rate as of June 30, 2013) before receiving the second installment in December 2012. We obtained the bank letters of guarantee from Banco ABC Brasil, S.A.;

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

Joint Venture Agreement. In 2010, we established SMA, a joint venture with Usina São Martinho. Under the terms of the agreement, if SMA fails to commence operations by the end of 2013, Usina São Martinho has the right to terminate the joint venture and to require us to buy Usina São Martinho's equity in SMA at its acquisition cost and transfer SMA's assets at the Usina São Martinho site to another location. In that event, we would incur significant costs beginning in mid-2014 and be required to find alternative locations for the facility. In March 2013, we met with Usina São Martinho and the parties agreed in principle to a revised business plan for the joint venture with the plant becoming operational in 2016. While we are in the process of documenting that revised business plan as an amendment to the agreement, we may not be able to reach final agreement on the revised terms.We delayed further construction of and commissioning of the SMA plant and we expect to continue to defer the project in the near term based on economic considerations and to allow us to focus on the successful implementation of our plant in Brotas.

Government Contracts. In 2010, we were awarded a $24.3 million “Integrated Bio-Refinery” grant from the U.S. Department of Energy, or DOE. Under this grant, we are required to fund an additional $10.6 million in cost sharing expenses. According to the terms of the DOE grant, we were required to maintain a cash balance of $8.7 million, calculated as a percentage of the total project costs, to cover potential contingencies and cost overruns. As of June 30, 2013, the cash requirement is zero. These funds are not legally restricted but they must be available and unrestricted during the term of the project. Our obligation for this cost share is contingent on reimbursement for project costs incurred. the “Integrated Bio-Refinery” project from DOE was completed in the first quarter of 2013.

In August 2010, we were appointed as a subcontractor to National Renewable Energy Laboratory, or NREL, under a DOE grant awarded to NREL. We have the right to be reimbursed for up to $3.6 million, and are required to fund an additional $1.4 million, in cost sharing expenses. Through June 30, 2013, we had recognized $3.0 million in revenue under this grant, of which $0.8 million was received in cash during the six months ended June 30, 2013.

In June 2012, we entered into a Technology Investment Agreement with the Defense Advanced Research Projects Agency (DARPA), under which we will perform certain research and development activities funded in part by DARPA. The work is to be performed on a cost-share basis, where DARPA funds 90% of the work and we fund the remaining 10% (primarily by providing specified labor). Under the agreement, we could receive funding of up to approximately $8.0 million over two years based on achievement of program milestones, and, accordingly, would be responsible for contributions equivalent to approximately

$900,000. The agreement has an initial term of one year and, at DARPA's option, may be renewed for an additional year. Through June 30, 2013, we had recognized $3.2 million in revenue under this agreement, of which $2.8 million was recognized during the six months ended June 30, 2013. Cash has not yet been received associated to the $2.8 million in revenue as of June 30, 2013.

Cash Flows during the Six Months Ended June 30, 2013 and 2012

Cash Flows from Operating Activities

Our primary uses of cash from operating activities are cost of products sold and personnel-related expenditures offset by cash received from product sales, grants and collaborative research. Cash used in operating activities was $45.3 million and $91.6 million for the six months ended June 30, 2013 and 2012, respectively.

The largest component of the $45.3 million of cash used in our operations during the six months ended June 30, 2013 related to our net loss of $71.2 million, offset by non-cash charges of $9.2 million of stock-based compensation, $8.5 million of depreciation and amortization expenses, an $8.4 million of loss on purchase commitments and write off of production assets related to a termination and settlement of our existing agreement with one of our contract manufacturers, and a $1.1 million amortization of debt discount.

Significant operating cash inflows during the six months ended June 30, 2013 were derived primarily from sales of renewable products and from collaborative research services. Operating cash inflows also included an $8.5 million increase in deferred revenue primarily from the up-front collaboration payment from Firmenich.

Net cash used in operating activities of $91.6 million for the six months ended June 30, 2012 reflected a net loss of $142.0 million and a $11.0 million net change in our operating assets and liabilities partially offset by non-cash charges of $61.4 million. Net change in operating assets and liabilities of $11.0 million primarily consisted of a $9.1 million decrease in accounts payable, a $3.2 million increase in prepaid expenses and other assets, a $1.2 million decrease in accrued and other long term liabilities, partially offset by a $3.2 million decrease in accounts receivable. Non-cash charges of $61.4 million were primarily related to $36.7 million of losses from firm purchase commitments and write off of production assets at contract manufacturers resulting from our plan to shift a portion of our production capacity from contract manufacturing facilities to Amyris-owned plants that were then under construction, $15.4 million of stock-based compensation, and $7.5 million of depreciation and amortization expenses.

Cash Flows from Investing Activities

Our investing activities consist primarily of capital expenditures and investment activities.

For the six months ended June 30, 2013, cash used in investing activities was $5.1 million as a result of $3.7 million in capital expenditures on plant, property and equipment due principally to the construction of our first owned production facility in Brotas and $1.4 million in net purchases of short-term investments.

For the six months ended June 30, 2012, cash used in investing activities was $38.1 million as a result of $45.4 million of capital expenditures and deposits on property and equipment, offset by net sales of short term investments of $8.2 million.

Cash Flows from Financing Activities

For the six months ended June 30, 2013, cash provided by financing activities was $30.0 million, primarily the result of the receipt of $20.0 million in proceeds from sales of common stock in private placements, net of issuance cost, and the net receipt of $12.6 million from debt financing. These cash inflows were offset, in part, by principal payments on debt and capital leases of $2.8 million.

For the six months ended June 30, 2012, cash provided by financing activities was $102.2 million, primarily the result of $50.7 million in debt financing and the receipt of $62.6 million in proceeds from sales of common stock in private placements, net of issuance costs. These cash inflows were offset, in part, by principal payments on debt of $9.5 million and principal payments on capital leases of $2.1 million.

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

Contractual Obligations

The following is a summary of our contractual obligations as of June 30, 2013 (in thousands):

	Total	2013 (Six Months)	2014	2015	2016	2017	Thereafter
Principal payments on long-term debt	$119,910	$1,307	$5,962	$5,110	$5,110	$88,410	$14,011
Interest payments on long-term debt, fixed rate(1)	15,101	1,400	2,783	2,283	1,982	4,931	1,722
Operating leases	68,060	3,009	6,108	6,663	6,685	6,586	39,009
Principal payments on capital leases	1,742	499	956	287	—	—	—
Interest payments on capital leases	103	50	51	2	—	—	—
Terminal storage costs	210	100	76	34	—	—	—
Purchase obligations(2)	11,591	2,262	8,020	502	502	261	44
Total	$216,717	$8,627	$23,956	$14,881	$14,279	$100,188	$54,786

____________________

(1)	The fixed interest rates are more fully described in Note 6 of our consolidated financial statements.

(2)	Purchase obligations include non-cancelable contractual obligations and construction commitments of $10.9 million, of which $4.0 million have been accrued as loss on purchase commitments.

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

Critical Accounting Policies

There were no material changes in the Company's critical accounting policies during the six months ended June 30, 2013.

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

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio and our outstanding debt obligations. We generally invest our cash in investments with short maturities or with frequent interest reset terms. Accordingly, our interest income fluctuates with short-term market conditions. As of June 30, 2013, our investment portfolio consisted primarily of money market funds and certificates of deposit, all of which are highly liquid investments. Due to the short-term nature of our investment portfolio, our exposure to interest rate risk is minimal. Additionally, as of June 30, 2013, 100% of our outstanding debt is in fixed rate instruments.

Foreign Currency Risk

Most of our sales contracts are denominated in U.S. dollars and, therefore, our revenues are not currently subject to significant foreign currency risk. The functional currency of our wholly-owned consolidated subsidiary in Brazil is the local currency (Brazilian real) in which recurring business transactions occur. We do not use currency exchange contracts as hedges against amounts permanently invested in our foreign subsidiary. The amount we consider permanently invested in our foreign subsidiary and translated into U.S. dollars using the June 30, 2013 exchange rate is $85.4 million at June 30, 2013 and $76.7 million at December 31, 2012. The increase in the permanent investments in our foreign subsidiary in the six months ended June 30, 2013 is due to additional capital contributions partially offset by the depreciation of the Brazilian real versus the U.S. dollar and an increase in accumulated deficit of our wholly-owned consolidated subsidiary in Brazil. The potential loss in fair value, which would principally be recognized in Other Comprehensive Income (Loss), resulting from a hypothetical 10% adverse change in quoted Brazilian real exchange rates is $8.6 million and $7.7 million as of June 30, 2013 and December 31, 2012, respectively. Actual results may differ.

We make limited use of derivative instruments, which includes currency interest swap agreements, to manage the Company's exposure to the foreign currency exchange rate and the interest rate related to the Company's Banco Pine S.A. loan. In June 2012, we entered into a currency interest rate swap arrangement with Banco Pine for R$22.0 million (approximately US$9.9 million based on the exchange rate as of June 30, 2013). The swap arrangement exchanges the principal and interest payments under the Banco Pine loan entered into in July 2012 for alternative principal and interest payments that are subject to adjustment based on fluctuations in the foreign exchange rate between the U.S. dollar and Brazilian real. The swap has a fixed interest rate of 3.94%. This arrangement hedges the fluctuations in the foreign exchange rate between the U.S. dollar and Brazilian real.

Commodity Price Risk

Our primary exposure to market risk for changes in commodity prices currently relates to our purchases of sugar feedstocks. When possible, we manage our exposure to this risk primarily through the use of supplier pricing agreements.

Through the third quarter of 2012, we also had commodity market risk related to our purchases of ethanol and reformulated ethanol-blended gasoline in which we used standard derivative commodity instruments to hedge the price volatility of ethanol and reformulated ethanol-blended gasoline, principally through futures contracts. As of September 30, 2012, we transitioned out of that business and no longer purchase any ethanol and reformulated ethanol-blended gasoline or use standard derivative commodity instruments. The changes in fair value of these contracts are recorded on the balance sheet and recognized immediately in cost of products sold. We recognized a loss of zero and $0.3 million as the change in fair value for the six months ended June 30, 2013 and 2012, respectively (see Note 3 Fair Value of Financial Instruments to our Condensed Consolidated Financial Statements).

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act of 1934, as of the end of the period covered by this Quarterly Report on Form 10-Q.  Based on this evaluation, our chief executive officer ("CEO") and chief financial officer ("CFO") concluded that, as of June 30, 2013, our disclosure controls and procedures are designed and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during our second quarter ended June 30, 2013 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

In May 2013, a securities class action complaint was filed against Amyris and our CEO, John G. Melo, in the U.S. District Court for the Northern District of California. The complaint seeks unspecified damages on behalf of a purported class that would comprise all individuals who acquired our common stock between April 29, 2011 and February 8, 2012. The complaint alleges securities law violations based on the company's commercial projections during that period. We believe the complaint lacks merit, and intend to defend ourselves vigorously.

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

We have incurred significant losses in each year since our inception and believe that we will continue to incur losses and negative cash flow from operations into at least 2014. As of June 30, 2013, we had an accumulated deficit of $657.8 million and had cash, cash equivalents and short term investments of $12.9 million. We have significant outstanding debt and contractual obligations related to purchase commitments, as well as capital and operating leases. As of June 30, 2013, our debt totaled $107.2 million, of which $5.0 million matures within the next twelve months. In addition, our debt agreements contain various covenants, including restrictions on business that could cause us to be at risk of defaults. We expect to incur additional costs and expenses related to the continued development and expansion of our business, including construction and operation of our manufacturing facilities, our research and development operations, continued operation of our pilot plants and demonstration facility, and engineering and design work. Further, we expect to incur costs related to contract manufacturing arrangements. There can be no assurance that we will ever achieve or sustain profitability on a quarterly or annual basis.

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

Our planned 2013 working capital needs and our planned operating and capital expenditures for 2013 are dependent on significant inflows of cash from existing collaboration partners, as well as additional funding from new collaborations, equity or debt offerings, credit facilities or loans, or combinations of these sources. We will continue to need to fund our research and development and related activities and to provide working capital to fund production, storage, distribution and other aspects of our business. Some of our existing anticipated financing sources, such as research and development collaborations, are subject to risk that we cannot meet milestones or are not yet subject to definitive agreements or mandatory funding commitments and, if needed, we may not be able to secure additional types of financing in a timely manner or on reasonable terms, if at all. We are expecting additional funding in 2013 from collaborations, a pending convertible debt offering, and potentially, other sources. In August 2013, we entered into an agreement with certain investors to sell up to $73.1 million in convertible promissory notes in private placements over a period of up to 24 months from the date of signing.  This convertible note financing requires us to satisfy various conditions before the funding is available, and the offering is divided into two tranches (one for $42.6 million and one for $30.4 million), each with differing closing conditions.  Of the total possible purchase price in the financing, $60.0 million would be paid in the form of cash ($35.0 million in the first tranche and up to $25.0 million in the second tranche) and $13.1 million would be paid by cancellation of outstanding promissory notes by an existing stockholder in connection with its exercise of pro rata rights ($7.6 million in the first tranche and $5.4 million in the second tranche). The financing is subject to timing and completion risks, including a requirement that we meet certain production milestones before the second tranche is available, and a requirement that we obtain stockholder approval prior to completing any closings in the transaction. There is no assurance that we will be able to close this transaction in a timely manner, if at all. In addition, some of our existing anticipated financing sources, such as research and development collaborations, are subject to risk that we cannot meet milestones or are not yet subject to definitive agreements or mandatory funding commitments and, if needed, we may not be able to secure additional types of financing in a timely manner or on reasonable terms, if at all.

To the extent we obtain funding through the issuance of equity securities, our existing stockholders will suffer dilution. For example, in 2012 and through the second quarter of 2013, we completed private placements of our common stock that resulted in the issuance of approximately 27.6 million shares of our common stock. Also, in 2012 and through July 2013, we issued approximately $108.3 million in unsecured senior convertible promissory notes that were convertible into common stock at an initial conversion price of $7.0682 per share ($78.3 million of which were issued in 2012 with a conversion price of $7.0682 per share and $30.0 million of which were issued in 2013 with a conversion price of $3.08 per share). Through 2015, we expect to issue up to an aggregate of $21.7 million in additional unsecured senior convertible promissory notes, with a conversion price of $7.0682 per share, under the agreements with Total described below under the caption, “Our relationship with our strategic partner, Total, may have a substantial impact on our company.” Furthermore, under the pending convertible note financing described above, we expect to issue at least $35.0 million (and up to $42.6 million) in convertible promissory notes at an initial conversion price of $2.44 in the third quarter of 2013, and we may issue up to an additional $30.4 million in convertible promissory notes at a conversion price of $2.87 under the same agreement thereafter. In addition, the pending financing includes a closing condition that we issue a warrant to one of the purchasers to purchase 1,000,000 shares of our common stock at an exercise price of $0.01 per share, exercisable only if another of the purchasers in the financing converts preexisting promissory notes with a certain per share conversion price.

In addition to dilution, to the extent we issue convertible promissory notes and similar instruments, we would become subject to various covenants, including restrictions on our business, that could cause us to be at risk of defaults. For example, the convertible notes we issued in 2012 and in 2013 contained various covenants, including restrictions on the amount of debt we are permitted to incur, and the convertible notes we expect to issue in connection with our pending convertible debt financing would contain similar covenants.

Though we expect to close our pending convertible note financing in September 2013, if there is any significant delay in such closing, we would likely need to secure additional short-term funding in September 2013. Such short-term funding may not be available on reasonable terms or at all. For example, in order to raise sufficient additional funds, we could be forced to issue further preferred and discounted equity, agree to onerous covenants, grant security interests in our assets, enter into collaboration and licensing arrangements that require us to relinquish commercial rights or grant licenses on terms that are not favorable to us, or any or all of these. If we are unable to secure sufficient short-term funding to bridge our operations to a delayed closing or fail to complete the pending convertible debt financing within the period covered by any such short-term funding, we would be forced to curtail our operations and cease most of our cash expenditures, which would have a material adverse effect on our ability to continue with our business plans and our status as a going concern.

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

We have various agreements with Usina São Martinho that contemplate construction of another large-scale manufacturing facility as a joint venture in Brazil. Under these agreements, we are responsible for designing and managing the construction project, and are responsible for the initial construction costs. We projected the construction costs of the project to be approximately US$100 million. While we completed a significant portion of the construction of the plant before 2012, we delayed further construction and commissioning of the plant while we constructed and commissioned our production plant in Brotas, and we expect to continue to defer the project for the near term based on economic considerations and to allow us to focus on successful implementation at our production plant in Brotas. While Usina São Martinho was obligated to contribute up to approximately R$61.8 million (approximately US$27.9 million based on the exchange rate as of June 30, 2013) to the construction of the plant, such contributions depended on, among other things, successful commencement of operations at the plant. Based on our shifting manufacturing priorities and uncertainty regarding financing availability, we cannot currently predict when or if our facility at Usina São Martinho will be completed or commence commercial operations, which means that Usina São Martinho's anticipated contribution will be delayed and may never occur. Under our existing agreement with Usina São Martinho, if the joint venture fails to commence operations by the end of 2013, Usina São Martinho has the right to terminate the joint venture and to require us to buy Usina São Martinho's equity in the joint venture at its acquisition cost, and transfer the joint venture's assets at the Usina São Martinho site to another location. In that event, we would incur significant costs and be required to find alternative locations for the facility. In March 2013, we met with Usina São Martinho and the parties agreed in principle to a revised business plan for the joint venture with the plant becoming operational in 2016. While we are in the process of documenting that revised business plan as an amendment to the agreement, we may not be able to reach final agreement on the revised terms. In addition, if Amyris Brasil becomes controlled, directly or indirectly, by a competitor of Usina São Martinho, then Usina São Martinho has the right to acquire our interest in the joint venture and if Usina São Martinho becomes controlled, directly or indirectly, by a competitor of ours, then we have the right to sell our interest in the joint venture to Usina São Martinho. In either case, the purchase price is to be determined in accordance with the joint venture agreements, and we would continue to have the obligation to acquire products produced by the joint venture for the remainder of the term of the supply agreement then in effect even though we might no longer be involved in the joint venture's management.

If we are ultimately successful in establishing the plant at Usina São Martinho, the agreements governing the joint venture subject us to terms that may not be favorable to us under certain conditions. For example, we are required to purchase the output of the joint venture for the first four years at a price that guarantees the return of Usina São Martinho's investment plus a fixed interest rate. We may not be able to sell the output at a price that allows us to achieve anticipated, or any, level of profitability on the product we acquire under these terms. Similarly, the return that we are required to provide the joint venture for products after the first four years may have an adverse effect on the profitability we achieve from acquiring the mill's output. Additionally, we are required to purchase the output of the joint venture regardless of whether we have a customer for such output, and our results of operations and financial condition would be adversely affected if we are unable to sell the output that we are required to purchase.

Loss or termination of contract manufacturing relationships could harm our ability to meet our production goals.

As we have focused on building and commissioning our own plant and improving our production economics, we have limited our use of contract manufacturing and have terminated relationships with some of our contract manufacturing partners. The failure to have multiple available supply options for farnesene could create a risk for us if a single source or a limited number of sources of manufacturing runs into operational issues. In addition, if we are unable to secure the services of contract manufacturers when and as needed, we may lose customer opportunities and the growth of our business may be impaired. We cannot be sure that contract manufacturers will be available when we need their services, that they will be willing to dedicate a portion of their capacity to our projects, or that we will be able to reach acceptable price and other terms with them for the provision of their production services. If we shift priorities and stop or adjust anticipated production levels at contract manufacturing facilities, such adjustments could also result in disputes or otherwise harm our business relationships with contract manufacturers. In addition, reducing or stopping production at one facility while increasing or starting up production at another facility generally results in significant losses of production efficiency, which can persist for varying periods of time. Also, in order for production to commence under our contract manufacturing arrangements, we will generally have to provide equipment, and we cannot be assured that such equipment can be ordered, or installed, on a timely basis, at acceptable costs, or at all. Further, in order to establish new manufacturing facilities, we need to transfer our yeast strains and production processes from lab to commercial plants controlled by third parties, which may pose technical or operational challenges that delay production or increase our costs.

Our use of contract manufacturers exposes us to risks relating to costs, contractual terms and logistics.

We commenced commercial production of Biofene and some specialty chemical products in 2011 through the use of contract manufacturers, and we anticipate that we will continue to use contract manufacturers for chemical conversion and production of end-products and, to mitigate cost and volume risks at our large-scale production facilities, for production of Biofene. Establishing and operating contract manufacturing facilities requires us to make significant capital expenditures, which reduces our cash and places this capital at risk. For example, based on an evaluation of our assets associated with contract manufacturing facilities and anticipated levels of use of such facilities, we recorded a loss on write off of production assets of approximately $5.5 million in the year ended December 31, 2012. Also, contract manufacturing agreements can contain terms that commit us to pay for capital expenditures and other costs incurred or expected to be earned by the plant operators and owners, which can result in contractual liability and losses for us even if we terminate a particular contract manufacturing arrangement or decide to reduce or stop production under such an arrangement. For example, in June 2013, we entered into a termination agreement with a contract manufacturer that required us to make payments totaling $8.8 million in 2013, of which $3.6 million was to satisfy outstanding obligations and $5.2 million was in lieu of additional payments otherwise owed. In the year ended December 31, 2012, we incurred a $40.4 million loss related to $10.0 million in facility modification costs and $30.4 million of fixed purchase commitment losses associated with a scale-back of production at certain facilities.

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

Currently, our costs of production are not low enough to allow us to offer many of our planned products at competitive prices. Our production costs depend on many factors that could have a negative effect on our ability to offer our planned products at competitive prices. We face financial risk associated with scaling up production to reduce our production cost. To reduce per-unit production costs, we must increase production to achieve economies of scale and to be able to sell our products with positive margins. However, if we do not sell production output in a timely manner or in sufficient volumes, our investment in production will harm our cash position and generate losses. Since achieving competitive product prices generally requires increased production volumes and our manufacturing operations and cash flows from sales are in their early stages, we have had to produce and sell products at a loss in the past, and expect to continue to do so as we build our business. If we are unable to achieve adequate revenues from a combination of product sales and other sources, we may not be able to invest in production and we may not be able to pursue our business plans.

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

In November 2011, we entered into an amendment of the collaboration agreement with Total with respect to development and commercialization of Biofene for diesel. This represented an expansion of the initial collaboration that the parties established in 2010, and established a global, exclusive collaboration for the development of Biofene for diesel and a framework for the creation of a joint venture to manufacture and commercialize Biofene for diesel. In addition, a limited number of other potential products were subject to development for the joint venture on a non-exclusive basis. In July 2012, we entered into a further amendment of the collaboration agreement with Total that expanded Total's investment in the Biofene collaboration, incorporated the development of certain joint venture products for use in diesel and jet fuel into the scope of the collaboration, and changed the structure of the funding from Total to include a convertible debt mechanism. Under the new agreements, Total funded $30 million in new cash investment during 2012 and an additional $30 million in 2013. Total may decide to provide further funding in 2014. Upon completion of the research and development program, we and Total would form a joint venture company that would have exclusive rights to produce and market renewable diesel and/or jet fuel. Should Total decide not to pursue commercialization, under certain conditions, it is eligible to recover up to $100 million, payable in March 2017, in the form of cash or in the form of common stock at a conversion price of $7.0682 per share (or, for notes issued in 2013, a lower price as determined under the March 2013 letter agreement as described above in Management's Discussion and Analysis of Financial Condition and Results of Operations-Overview-Total).

Under the agreements related to the July 2012 amendment, the $50 million in funding by Total originally contemplated under the collaboration agreement is deemed to be exhausted, so the funding under the most recent amendment is all the funding still contemplated by our agreements with Total. We cannot be certain that Total will choose to continue funding the research and development program or ultimately opt in to participate in the anticipated joint venture. Under the new agreements, Total may, at certain decision points through a final decision date following the earlier of completion of the research and development program or December 31, 2016, decide not to continue funding or participating in the program and, if it does, any notes issued to Total to date will remain outstanding and become payable or convertible into our common stock. If Total chooses to demand repayment of amounts advanced under the notes, we may not be able to repay them by the maturity date in March 2017, which could lead to defaults and our insolvency, and Total and other creditors could pursue collection claims against us. If the notes become convertible and Total chooses to convert them, the resulting issuance of common stock would be dilutive to other stockholders. Under the July 2012 agreements, Total also has a right to participate in our future equity or convertible debt financings through December 31, 2013 to preserve its pro rata ownership of us (and thereafter in limited circumstances). The agreements provided that the purchase price for the first $30 million of purchases under this pro rata right would be paid by cancellation of outstanding notes held by Total; Total canceled $5 million of an outstanding convertible promissory note in connection with a private placement in December 2012, which reduced the amount of notes it could cancel to exercise its pro rata rights by $5 million. We expect that Total will cancel an additional portion of its outstanding convertible promissory notes in connection with its exercise of pro rata rights in a pending convertible debt financing (with the final amount of such cancellation to be determined based on the final size of the closings in such offering). Exercise by Total of this right by cancellation of notes reduces the cash proceeds we receive from any covered offering.

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

We have entered into a number of agreements regarding the further development of certain of our products and, in some cases, for ultimate sale of certain products to the customer under the agreement. None of these agreements affirmatively obligates the other party to purchase specific quantities of any products at this time, and most contain important conditions that must be satisfied before additional research and development funding or product purchases would occur. These conditions include research and development milestones and technical specifications that must be achieved to the satisfaction of our collaborators, which we cannot be certain we will achieve. If we do not achieve these contractual milestones, our revenues and financial results would be adversely affected.

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

Our manufacturing operations require sugar feedstock and the inability to obtain such feedstock in sufficient quantities or in a timely manner, or at reasonable prices, may limit our ability to produce our products profitably, or at all.

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

In Brazil, Conselho dos Produtores de Cana, Açúcar e Álcool (Council of Sugarcane, Sugar and Ethanol Producers), or Consecana, an industry association of producers of sugarcane, sugar and ethanol, sets market terms and prices for general supply, lease and partnership agreements for sugarcane. If Consecana makes changes to such terms and prices, this could result in higher sugarcane prices and/or a significant decrease in the volume of sugarcane available for the production of our products. Furthermore, if Consecana were to cease to be involved in this process, such prices and terms could become more volatile. Similar principles apply to pricing of other feedstocks as well. Any of these events could adversely affect our business and results of operations.

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

We currently incur significant costs and expenses in Brazilian real and may in the future incur additional expenses in foreign currencies and derive a portion of our revenues in the local currencies of customers throughout the world. As a result, our revenues and results of operations are subject to foreign exchange fluctuations, which we may not be able to manage successfully. During the past few decades, the Brazilian currency in particular has faced frequent and substantial exchange rate fluctuations in relation to the U.S. dollar and other foreign currencies. There can be no assurance that the Brazilian real will not significantly appreciate or depreciate against the U.S. dollar in the future. We also bear the risk that the rate of inflation in the foreign countries where we incur costs and expenses or the decline in value of the U.S. dollar compared to those foreign currencies will increase our costs as expressed in U.S. dollars. For example, future measures by the Central Bank of Brazil to control inflation, including interest rate adjustments, intervention in the foreign exchange market and actions to fix the value of the real, may weaken the U.S. dollar in Brazil. Whether in Brazil or otherwise, we may not be able to adjust the prices of our products to offset the effects of inflation or foreign currency appreciation on our cost structure, which could increase our costs and reduce our net operating margins. If we do not successfully manage these risks through hedging or other mechanisms, our revenues and results of operations could be adversely affected.

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

Our renewable chemical products may be subject to government regulation in our target markets. In the U.S., the EPA administers the Toxic Substances Control Act, or TSCA, which regulates the commercial registration, distribution, and use of many chemicals. Before an entity can manufacture or distribute significant volumes of a chemical, it needs to determine whether that chemical is listed in the TSCA inventory. If the substance is listed, then manufacture or distribution can commence immediately. If not, then in most cases a “Chemical Abstracts Service” number registration and pre-manufacture notice must be filed with the EPA, which has up to 90 days to review the filing. Some of the products we produce or plan to produce, such as farnesene (i.e., Biofene) and squalane, are already in the TSCA inventory. Others, such as our farnesane (in diesel and new jet fuel applications), are not yet listed. We may not be able to expediently receive approval from the EPA to list the molecules we would like to make on the TSCA registry, resulting in delays or significant increases in testing requirements. A similar program exists in the European Union, called REACH (Registration, Evaluation, Authorization, and Restriction of Chemical Substances). Under this program, we need to register our products, including Biofene, with the European Commission, and this process could cause delays or significant costs. To the extent that other geographies, such as Brazil, may rely on TSCA or REACH (or similar laws and programs) for chemical recognition or registration in their geographies, delays with the U.S. or European authorities may subsequently delay entry into these markets as well.

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

•	impairment of assets based on shifting business priorities and working capital limitations;

•	disruptions in the production process at any manufacturing facility;

•	losses associated with producing our products as we ramp to commercial production levels;

•	failure to recover value added tax (VAT) that we currently reflect as recoverable in our financial statements (e.g., due to failure to meet conditions for reimbursement of VAT under local law);

•	the timing, size and mix of sales to customers for our products;

•	increases in price or decreases in availability of feedstock;

•	the unavailability of contract manufacturing capacity altogether or at reasonable cost;

•	exit costs associated with terminating contract manufacturing relationships;

•	fluctuations in foreign currency exchange rates;

•	gains or losses associated with our hedging activities;

•	fluctuations in the price of and demand for sugar, ethanol, and petroleum-based and other products for which our products are alternatives;

•	seasonal variability in production and sales of our products;

•	competitive pricing pressures, including decreases in average selling prices of our products;

•	unanticipated expenses associated with changes in governmental regulations and environmental, health and safety requirements;

•	reductions or changes to existing fuel and chemical regulations and policies;

•	departure of executives or other key management employees resulting in transition and severance costs;

•	our ability to use our net operating loss carryforwards to offset future taxable income;

•	business interruptions such as earthquakes and other natural disasters;

•	our ability to integrate businesses that we may acquire;

•	risks associated with the international aspects of our business; and

•	changes in general economic, industry and market conditions, both domestically and in our foreign markets.

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

The loss of any key member of our management or key technical and operational employees, or the failure to attract or retain such employees could prevent us from developing and commercializing our products for our target markets and executing our business strategy. We also may not be able to attract or retain qualified employees in the future due to the intense competition for qualified personnel among biotechnology and other technology-based businesses, particularly in the renewable chemicals and fuels area, or due to the availability of personnel with the qualifications or experience necessary for our business. In addition, reductions to our workforce as part of cost-saving measures may make it more difficult for us to attract and retain key employees. If we do not maintain the necessary personnel to accomplish our business objectives, we may experience staffing constraints that will adversely affect our ability to meet the demands of our collaborators and customers in a timely fashion or to support our internal research and development programs and operations. In particular, our product and process development programs are dependent on our ability to attract and retain highly skilled technical and operational personnel. Competition for such personnel from numerous companies and academic and other research institutions may limit our ability to do so on acceptable terms. All of our employees are at-will employees, which mean that either the employee or we may terminate their employment at any time.

Growth may place significant demands on our management and our infrastructure.

We have experienced, and expect to continue to experience, expansion of our business as we continue to make efforts to develop and bring our products to market. We have grown from 18 employees at the end of 2005 to 384 at August 2, 2013. Our growth and diversified operations have placed, and may continue to place, significant demands on our management and our operational and financial infrastructure. In particular, continued growth could strain our ability to:

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

Our commercial success will depend substantially on our ability to obtain patents and maintain adequate legal protection for our technologies and product candidates in the U.S. and other countries. As of August 2, 2013, we had 225 issued U.S. and foreign patents and 295 pending U.S. and foreign patent applications that were owned by or licensed to us. We will be able to protect our proprietary rights from unauthorized use by third parties only to the extent that our proprietary technologies and future products are covered by valid and enforceable patents or are effectively maintained as trade secrets.

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

We apply the applicable accounting principles set forth in the U.S. Financial Accounting Standards Board's Accounting Standards Codification to our intangible assets (including goodwill), which prohibits the amortization of intangible assets with indefinite useful lives and requires that these assets be reviewed for impairment at least annually. There are several methods that can be used to determine the estimated fair value of the in-process research and development acquired in a business combination. We have used the “income method,” which applies a probability weighting that considers the risk of development and commercialization, to the estimated future net cash flows that are derived from projected sales revenues and estimated costs. These projections are based on factors such as relevant market size, pricing of similar products, and expected industry trends. The estimated future net cash flows are then discounted to the present value using an appropriate discount rate. These assets are treated as indefinite-lived intangible assets until completion or abandonment of the projects, at which time the assets will be amortized over the remaining useful life or written off, as appropriate. If the carrying amount of the assets is greater than the measures of fair value, impairment is considered to have occurred and a write-down of the asset is recorded. Any finding that the value of our intangible assets has been impaired would require us to write-down the impaired portion, which could reduce the value of our assets and reduce our net income for the year in which the related impairment charges occur.  As of June 30, 2013, we had a net carrying value of approximately $9.1 million of in-process research and development and goodwill associated with our acquisition of Draths Corporation.

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

In 2010, we were awarded an “Integrated Bio-Refinery” grant from the U.S. Department of Energy, or DOE. The terms of this grant make funds available to us to leverage and expand our existing Emeryville, California, pilot plant and support laboratories to develop U.S.-based production capabilities for renewable fuels and chemicals derived from sweet sorghum. In 2012, we entered into a Technology Investment Agreement with the Defense Advanced Research Projects Agency (DARPA), under which we are performing certain research and development activities funded in part by DARPA. Generally, these agreements have fixed terms and may be terminated, modified or be subject to recovery of payments by the government agency under certain conditions (such as failure to comply with detailed reporting and governance processes or failure to achieve milestones). Under these agreements, we are also subject to audits, which can result in corrective action plans and penalties up to and including termination. If the DOE or DARPA terminate their agreements with us, in addition to reducing our revenues, our U.S.-based research and development activities could be impaired, which would harm our business.

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

Risks Related to Ownership of Our Common Stock

Our stock price may be volatile.

The market price of our common stock has been, and we expect it to continue to be, subject to significant volatility, and it has declined significantly from our initial public offering price. As of August 2, 2013, the reported closing price for our common stock on the NASDAQ Global Select Market was $2.76 per share. Market prices for securities of early stage companies have historically been particularly volatile. Such fluctuations could be in response to, among other things, the factors described in this “Risk Factors” section or elsewhere in this report, or other factors, some of which are beyond our control, such as:

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

The concentration of our capital stock ownership with insiders will limit your ability to influence corporate matters.

As of August 2, 2013:

•	our executive officers and directors and their affiliates (including Total) together held approximately 37.4% of our outstanding common stock;

•	Total held approximately 17.9% of our outstanding common stock; and

•
our next two largest holders of outstanding common stock after Total (Maxwell Mauritius Pte. Ltd. and Biolding Investment SA, each of whom has a designee on our Board of Directors) together held approximately 23.4% of our outstanding common stock.

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

Not applicable.

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

AMYRIS, INC.

Dated:	August 9, 2013	By:	/S/ JOHN G. MELO
JOHN G. MELO President and Chief Executive Officer (Principal Executive Officer)

Dated:	August 9, 2013	By:	/S/ STEVEN R. MILLS
STEVEN R. MILLS Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Index		Previously Filed				Filed Herewith
	Description	Form	File No.	Filing Date	Exhibit

3.01	Restated Certificate of Incorporation	10-Q	001-34885	November 10, 2010	3.01

3.02	Certificate of Amendment to Restated Certificate of Incorporation	S-8	333-188711	May 20, 2013	4.02

3.03	Restated Bylaws	10-Q	001-34885	November 10, 2010	3.02

4.01	1.5% Senior Unsecured Convertible Note, dated June 6, 2013, issued by registrant to Total Energies Nouvelles Activités USA (f.k.a. Total Gas & Power USA, SAS)					X

10.01	Form of Indemnity Agreement between registrant and its directors and officers		333-166135	June 23, 2010	10.01

10.02	Sixth Amendment, dated April 30, 2013, to Lease between registrant and ES East, LLC (as successor-in-interest to ES East Associates, LLC)					X

10.03	Third Amendment, dated May 1, 2013, to Lease between registrant and Emery Station Triangle, LLC					X

10.04[a]	Settlement Agreement, Termination Agreement and Mutual Release, dated June 25, 2013, between registrant and Tate & Lyle Ingredients Americas LLC					X

10.05[b]	Compensation arrangements between registrant and its executive officers					e

10.06[b]	Compensation arrangements between registrant and its non-employee directors					f

31.01	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(c) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.02	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(c) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.01[b]	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

32.02[c]	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101[d]
The following materials from registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations; (ii) the Condensed Consolidated Balance Sheets; (iii) the Condensed Consolidated Statements of Comprehensive Loss; (iv) the Condensed Consolidated Statements of Stockholders' Equity; (v) the Condensed Consolidated Statements of Cash Flows; and (vi) Notes to Unaudited Condensed Consolidated Financial Statements
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

e.
Descriptions contained under the heading "Executive Compensation" in registrant's definitive proxy materials filed with the Securities and Exchange Commission on April 16, 2013 is incorporated herein by reference.

f.
Description contained under the heading "Director Compensation" in registrant's definitive proxy materials filed with the Securities and Exchange Commission on April 16, 2013 is incorporated herein by reference.