Form 10-Q
period 2013-09-30
AMYRIS, INC.
filed 2013-11-05
CIK 1365916

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013
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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2013
Common Stock, $0.0001 par value per share	76,270,980 shares
AMYRIS, INC.
QUARTERLY REPORT ON FORM 10-Q
For the Quarterly Period Ended September 30, 2013

PART I

ITEM 1. FINANCIAL STATEMENTS
Amyris, Inc.
Condensed Consolidated Balance Sheets
(In Thousands, Except Share and Per Share Amounts)
(Unaudited)

	September 30,	December 31,
	2013	2012
Assets
Current assets:
Cash and cash equivalents	$5,756	$30,592
Short-term investments	580	97
Accounts receivable, net of allowance of $481 as of September 30, 2013 and December 31, 2012	2,789	3,846
Related party accounts receivable	1,022	—
Inventories, net	7,948	6,034
Prepaid expenses and other current assets	7,164	8,925
Total current assets	25,259	49,494
Property, plant and equipment, net	140,718	163,121
Restricted cash	956	955
Other assets	19,725	20,112
Goodwill and intangible assets	9,120	9,152
Total assets	$195,778	$242,834
Liabilities and Equity
Current liabilities:
Accounts payable	$12,881	$15,392
Deferred revenue	7,351	1,333
Accrued and other current liabilities	20,305	24,410
Capital lease obligation, current portion	1,031	1,366
Debt, current portion	5,448	3,325
Total current liabilities	47,016	45,826
Capital lease obligation, net of current portion	464	1,244
Long-term debt, net of current portion	55,299	61,806
Related party debt	58,091	39,033
Deferred rent, net of current portion	10,084	8,508
Deferred revenue, net of current portion	5,000	4,255
Other liabilities	19,404	15,933
Total liabilities	195,358	176,605
Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock - $0.0001 par value, 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock - $0.0001 par value, 200,000,000 and 100,000,000 shares authorized as of September 30, 2013 and December 31, 2012, respectively; 76,245,375 and 68,709,660 shares issued and outstanding as of September 30, 2013 and December 31, 2012, respectively	8	7
Additional paid-in capital	699,979	666,233
Accumulated other comprehensive loss	(16,961)	(12,807)
Accumulated deficit	(682,016)	(586,327)
Total Amyris, Inc. stockholders’ equity	1,010	67,106
Noncontrolling interest	(590)	(877)
Total stockholders' equity	420	66,229
Total liabilities and stockholders' equity	$195,778	$242,834
See the accompanying notes to the unaudited condensed consolidated financial statements.

Amyris, Inc.
Condensed Consolidated Statements of Operations
(In Thousands, Except Share and Per Share Amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues
Product sales	$3,138	$4,728	$10,130	$46,615
Related party product sales	1,006	—	1,182	—
Total product sales	4,144	4,728	11,312	46,615
Grants and collaborations revenue	2,860	4,605	11,763	11,450
Related party grants and collaborations revenue	—	9,775	2,647	9,775
Total grants and collaborations revenue	2,860	14,380	14,410	21,225
Total revenues	7,004	19,108	25,722	67,840
Cost and operating expenses
Cost of products sold	8,328	4,444	26,141	71,891
Loss on purchase commitments and write off of production assets	—	1,438	8,423	38,090
Research and development	13,370	15,736	43,116	55,580
Sales, general and administrative	13,057	17,355	42,602	61,301
Total cost and operating expenses	34,755	38,973	120,282	226,862
Loss from operations	(27,751)	(19,865)	(94,560)	(159,022)
Other income (expense):
Interest income	21	297	114	1,406
Interest expense	(2,110)	(1,224)	(5,230)	(3,538)
Other income (expense), net	4,177	664	3,266	(512)
Total other income (expense)	2,088	(263)	(1,850)	(2,644)
Loss before income taxes	(25,663)	(20,128)	(96,410)	(161,666)
Benefit (provision) for income taxes	1,435	(260)	953	(753)
Net loss	(24,228)	(20,388)	(95,457)	(162,419)
Net (income) loss attributable to noncontrolling interest	29	95	(232)	772
Net loss attributable to Amyris, Inc. common stockholders	$(24,199)	$(20,293)	$(95,689)	$(161,647)
Net loss per share attributable to common stockholders, basic and diluted	$(0.32)	$(0.34)	$(1.27)	$(2.91)
Weighted-average shares of common stock outstanding used in computing net loss per share of common stock, basic and diluted	76,205,853	58,964,226	75,167,877	55,552,949

See the accompanying notes to the unaudited condensed consolidated financial statements.

Amyris, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(In Thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Comprehensive loss:
Net loss	$(24,228)	$(20,388)	$(95,457)	$(162,419)
Foreign currency translation adjustment, net of tax	(66)	(410)	(4,099)	(6,346)
Total comprehensive loss	(24,294)	(20,798)	(99,556)	(168,765)
Loss (income) attributable to noncontrolling interest	29	95	(232)	772
Foreign currency translation adjustment attributable to noncontrolling interest	(3)	(41)	(55)	(209)
Comprehensive loss attributable to Amyris, Inc.	$(24,268)	$(20,744)	$(99,843)	$(168,202)

See the accompanying notes to the unaudited condensed consolidated financial statements.

Amyris, Inc.
Condensed Consolidated Statements of Stockholders' Equity
(In Thousands, Except Share Amounts)
(Unaudited)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total Equity
December 31, 2012	68,709,660	$7	$666,233	$(586,327)	$(12,807)	$(877)	$66,229
Issuance of common stock upon exercise of stock options, net of restricted stock	510,107	—	747	—	—	—	747
Issuance of common stock in a private placement, net of issuance cost of $21	6,567,299	1	19,978	—	—	—	19,979
Shares issued from restricted stock unit settlement	458,309	—	(590)	—	—	—	(590)
Stock-based compensation	—	—	13,611	—	—	—	13,611
Foreign currency translation adjustment, net of tax	—	—	—	—	(4,154)	55	(4,099)
Net income (loss)	—	—	—	(95,689)	—	232	(95,457)
September 30, 2013	76,245,375	$8	$699,979	$(682,016)	$(16,961)	$(590)	$420

See the accompanying notes to the unaudited condensed consolidated financial statements.

Amyris, Inc.
Condensed Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	Nine Months Ended September 30,
	2013	2012
Operating activities
Net loss	$(95,457)	$(162,419)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	12,259	10,686
Loss on disposal of property, plant and equipment	81	208
Stock-based compensation	13,611	21,400
Amortization of debt discount	2,135	316
Provision for doubtful accounts	—	236
Loss on purchase commitments and write off of production assets	8,423	38,090
Change in fair value of derivative instruments	(5,295)	364
Other noncash expenses	213	108
Changes in assets and liabilities:
Accounts receivable	1,390	2,864
Related party accounts receivable	(1,022)	—
Inventories, net	(2,590)	612
Prepaid expenses and other assets	(1,477)	10,655
Accounts payable	2,848	(11,200)
Accrued, other current liabilities and other liabilities	(10,966)	(29,362)
Deferred revenue	6,763	(1,308)
Deferred rent	(340)	(943)
Net cash used in operating activities	(69,424)	(119,693)
Investing activities
Purchase of short-term investments	(1,820)	(8,240)
Maturities of short-term investments	1,209	—
Sales of short-term investments	—	16,449
Change in restricted cash	(1)	(954)
Purchase of property, plant and equipment, net of disposals	(5,901)	(50,344)
Deposits on property, plant and equipment	—	(562)
Net cash used in investing activities	(6,513)	(43,651)
Financing activities
Proceeds from issuance of common stock, net of repurchases	157	696
Proceeds from issuance of common stock in private placements, net of issuance costs	19,981	62,490
Principal payments on capital leases	(1,115)	(2,970)
Proceeds from debt issued	2,709	75,624
Proceeds from debt issued to related party	30,000	30,000
Principal payments on debt	(2,494)	(52,052)
Net cash provided by financing activities	49,238	113,788
Effect of exchange rate changes on cash and cash equivalents	1,863	(1,774)
Net decrease in cash and cash equivalents	(24,836)	(51,330)
Cash and cash equivalents at beginning of period	30,592	95,703
Cash and cash equivalents at end of period	$5,756	$44,373

Amyris, Inc.
Condensed Consolidated Statements of Cash Flows—(Continued)
(In Thousands)
(Unaudited)

	Nine Months Ended September 30,
	2013	2012
Supplemental disclosures of cash flow information:
Cash paid for interest	$1,610	$2,831
Cash paid for income taxes, net of refunds	$—	$—
Supplemental disclosures of noncash investing and financing activities:
Acquisitions of property, plant and equipment within accounts payable, accrued liabilities and notes payable	$1,444	$5,672
Financing of insurance premium under notes payable	$43	$—
Long-term deposits used for purchase of property, plant and equipment	$—	$12,286

See the accompanying notes to the unaudited condensed consolidated financial statements.

Amyris, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

1. The Company

Amyris, Inc. (the “Company”) was incorporated in California on July 17, 2003 and reincorporated in Delaware on June 10, 2010 for the purpose of leveraging breakthroughs in synthetic biology to develop and provide renewable compounds for a variety of markets. The Company is currently building and applying its industrial synthetic biology platform to provide alternatives to select petroleum-sourced products used in specialty chemical and transportation fuel markets worldwide. The Company's first commercialization efforts have been focused on a renewable hydrocarbon molecule called farnesene ("Biofene®"), which forms the basis for a wide range of products varying from specialty chemical applications to transportation fuels, such as diesel. While the Company's platform is able to use a wide variety of feedstocks, the Company is focused initially on Brazilian sugarcane. In addition, the Company has entered into various contract manufacturing agreements to support commercial production. The Company has established two principal operating subsidiaries, Amyris Brasil Ltda. (formerly Amyris Brasil S.A., “Amyris Brasil”) for production in Brazil, and Amyris Fuels, LLC ("Amyris Fuels"). Nearly all of the Company's revenues through 2012 came from the sale of ethanol and reformulated ethanol-blended gasoline with substantially all of the remaining revenues coming from collaborations, government grants and sales of renewable products. In the third quarter of 2012, the Company transitioned out of the ethanol and reformulated ethanol-blended gasoline business. The Company does not expect to be able to replace much of the revenue lost in the near term as a result of this transition, particularly in 2013, while it continues its efforts to establish a renewable products business.

The Company's renewable products business strategy is to focus on the commercialization of specialty products while moving established commodity products into joint venture arrangements with leading industry partners. To commercialize its products, the Company must be successful in using its technology to manufacture its products at commercial scale and on an economically viable basis (i.e., low per unit production costs). The Company is building experience producing renewable products at commercial scale. The Company's prospects are subject to risks, expenses and uncertainties frequently encountered by companies in this stage of development.

The Company expects to fund its operations for the foreseeable future with cash and investments currently on hand, with cash inflows from collaboration and grant funding, cash contributions from product sales, and with new debt and equity financings. The Company's planned 2013 and 2014 working capital needs and its planned operating and capital expenditures for 2013 and 2014 are dependent on significant inflows of cash from existing collaboration partners and from funds under existing convertible debt facility, as well as additional funding from new collaborations, and may also require additional funding from credit facilities or loans. The Company will continue to need to fund its research and development and related activities and to provide working capital to fund production, storage, distribution and other aspects of its business. The Company's operating plan contemplates capital expenditures of approximately $10.0 million in 2013 and the Company expects to continue to incur costs in connection with its existing contract manufacturing arrangements (see Note 6, "Debt" and Note 10, "Stockholders' Equity").

Liquidity

The Company has incurred significant losses since its inception and believes that it will continue to incur losses and negative cash flow from operations into at least 2014. As of September 30, 2013, the Company had an accumulated deficit of $682.0 million and had cash, cash equivalents and short term investments of $6.3 million. The Company has significant outstanding debt and contractual obligations related to purchase commitments, as well as capital and operating leases. As of September 30, 2013, the Company's debt, net of debt discount, totaled $118.8 million, of which $5.4 million matures within the next twelve months. In addition, the Company's debt agreements contain various covenants, including restrictions on the Company's business that could cause the Company to be at risk of defaults. Please refer to Note 5, "Commitments and Contingencies" and Note 6, "Debt" for further details regarding the Company's obligations and commitments.

In August 2013, the Company entered into a purchase agreement with Total Energies Nouvelles Activités USA (f.k.a. Total Gas & Power USA SAS) ("Total") and Maxwell (Mauritius) Pte Ltd (“Temasek”) to sell up to $73.0 million in convertible promissory notes in private placements, with such notes to be sold and issued over a period of up to 24 months from the date of signing (the "August 2013 Financing"). The purchase agreement provided for the financing to be divided into two tranches (the first tranche for $42.6 million and the second tranche for $30.4 million), each with differing closing conditions. Of the total possible purchase price in the financing, $60.0 million was contemplated to be paid in the form of cash by Temasek ($35.0 million in the first tranche and up to $25.0 million in the second tranche) and $13.0 million was contemplated to be paid by exchange and cancellation of outstanding convertible promissory notes by Total in connection with its exercise of pro rata rights ($7.6 million in the first tranche and up to $5.4 million in the second tranche). In October 2013, the Company amended the financing agreement to include an additional investor in the first tranche convertible promissory notes in the principal amount of $7.6 million in additional cash funding, and to proportionally increase the amount acquired by exchange and cancellation of outstanding convertible promissory notes by Total in connection with its exercise of pro rata rights to $14.6 million ($9.2 million in the first tranche and up to $5.4 million in the second tranche). Also in October 2013, the Company completed the closing of the first tranche of the August 2013 Financing, issuing a total of $51.8 million in convertible promissory notes for cash proceeds of $7.6 million and cancellation of outstanding promissory notes and convertible promissory notes of $44.2 million, of which $35.0 million resulted from the cancellation of the Temasek Bridge Note (as defined below and as described further under Note 17, "Subsequent Events").

In September 2013, the Company entered into a bridge loan agreement with an existing investor to provide additional cash availability of up to $5.0 million as needed before the initial closing of the August 2013 Financing. The bridge loan agreement provided for the sale of up to $5.0 million in principal amount of unsecured convertible promissory notes at any time prior to October 31, 2013 following the satisfaction of certain closing conditions, including a condition that the Company pay an availability fee for the bridge loan. The Company did not use this facility and it expired in October 2013 in accordance with its terms.

In October 2013, the Company sold and issued a senior secured promissory note to Temasek for a bridge loan of $35.0 million (the "Temasek Bridge Note"). The note was due on February 2, 2014 and accrued interest at a rate of 5.5% each four months from October 4, 2013. On October 16, 2013, the note was cancelled as payment for the investor’s purchase of a first tranche convertible promissory note in aggregate principal amount of $35.0 million in the August 2013 Financing. All interest outstanding under the Temasek Bridge Note at the time of cancellation was transferred to the first tranche convertible promissory note.

In addition to cash contributions from product sales and debt and equity financings, the Company also depends on collaboration funding to support its operating expenses. While part of this funding is committed based on existing collaboration agreements, the Company will need to identify and obtain funding under additional collaborations that are not yet subject to any definitive agreement or are not yet identified. In addition, some of the Company’s existing collaboration funding is subject to achievement by the Company of milestones or other funding conditions.

If the Company cannot secure sufficient collaboration funding to support its operating expenses in excess of cash contributions from product sales and existing debt and equity financings, it may need to issue additional preferred and/or discounted equity, agree to onerous covenants, grant further security interest in its assets, enter into collaboration and licensing arrangements that require it to relinquish commercial rights, or grant licenses on terms that are not favorable. If the Company fails to secure such funding, the Company could be forced to curtail its operations, which would have a material adverse effect on the Company's ability to continue with its business plans, and the Company's status as a going concern.

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

Unaudited Interim Financial Information

The accompanying interim condensed consolidated financial statements and related disclosures are unaudited, have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for a fair statement of the results of operations for the periods presented. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. The condensed consolidated results of operations for any interim period are not necessarily indicative of the results to be expected for the full year or for any other future year or interim period.

Recent Accounting Pronouncements

In December 2011, the International Accounting Standards Board and the Financial Accounting Standards Board ("FASB") issued common disclosure requirements that are intended to enhance comparability between financial statements prepared on the basis of GAAP and those prepared in accordance with International Financial Reporting Standards. In January 2013, the FASB issued an accounting standard update to limit the scope of the new balance sheet offsetting disclosures to derivative instruments, repurchase agreements, and securities lending transactions to the extent that they are offset in the financial statement or subject to an enforceable master netting arrangement or similar arrangement. While this guidance does not change existing offsetting criteria in GAAP or the permitted balance sheet presentation for items meeting the criteria, it requires an entity to disclose both net and gross information about assets and liabilities that have been offset and the related arrangements. Required disclosures under this new guidance should be provided retrospectively for all comparative periods presented. This new guidance is effective for fiscal years beginning on or after January 1, 2013, and interim periods within those years. The adoption of this guidance in the Company's first quarter of fiscal year 2013 did not have a material effect on the Company's consolidated financial statements.

In July 2012, the FASB issued an amended accounting standard update to simplify how entities test indefinite-lived intangible assets for impairment which improve consistency in impairment testing requirements among long-lived asset categories. The amended guidance permits an assessment of qualitative factors to determine whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying value. For assets in which this assessment concludes it is more likely than not that the fair value is more than its carrying value, then the amended guidance eliminates the requirement to perform quantitative impairment testing as outlined in the previously issued standards. The amended guidance is effective for fiscal years beginning after September 15, 2012 and early adoption is permitted. The adopted and amended guidance did not have an impact on the Company's consolidated financial statements.

In February 2013, in connection with the accounting standard related to the presentation of the statement of comprehensive income, the FASB issued an accounting standard update to improve the reporting of reclassifications out of accumulated other comprehensive income of various components. This guidance requires companies to present either parenthetically on the face of the financial statements or in the notes, significant amounts reclassified from each component of accumulated other comprehensive income and the income statement line items affected by the reclassification. This standard is effective for interim periods and fiscal years beginning after December 15, 2012. The adoption of this guidance in the Company's first quarter of fiscal year 2013 did not have a material effect on the Company's consolidated financial statements.

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

As of September 30, 2013, the Company’s financial assets and financial liabilities are presented below at fair value and were classified within the fair value hierarchy as follows (in thousands):

	Level 1	Level 2	Level 3	Balance as of September 30, 2013
Financial Assets
Money market funds	$245	$—	$—	$245
Certificates of deposit	580	—	—	580
Total financial assets	$825	$—	$—	$825
Financial Liabilities
Loans payable(1)	$—	$19,502	$—	$19,502
Credit facilities(1)	—	8,555	—	8,555
Convertible notes(1)	—	—	88,261	88,261
Compound embedded derivative liability	—	—	13,836	13,836
Currency interest rate swap derivative liability	—	3,074	—	3,074
Total financial liabilities	$—	$31,131	$102,097	$133,228

______________
(1) These liabilities are carried on the condensed consolidated balance sheet on a historical cost basis.

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

The following table provides a reconciliation of the beginning and ending balances for the compound embedded derivative liability measured at fair value using significant unobservable inputs (Level 3) (in thousands):

Compound Embedded Derivative Liability
Balance at December 31, 2012	$7,894
Transfers in to Level 3	13,076
Total (gain) losses included in other income (expense), net	(7,134)
Balance at September 30, 2013	$13,836

The compound embedded derivative liability, which is included in other liabilities, represents the fair value of the equity conversion option and a "make-whole" provision relating to the outstanding senior unsecured convertible promissory notes issued to Total (see Note 6, "Debt"). There is no current observable market for this type of derivative and, as such, the Company determined the fair value of the embedded derivative using a Black-Scholes valuation model that combines expected cash outflows with market-based assumptions regarding risk-adjusted yields, stock price volatility, probability of a change of control and the trading information of the Company's common stock into which the notes are convertible. The Company marks the compound embedded derivative to market due to the conversion price not being indexed to the Company's own stock. Except for the "make-whole" provision included in the conversion option, which is only required to be settled in cash upon a change of control at the noteholder's option, the compound embedded derivative will be settled in either cash or shares. As of September 30, 2013, the Company has sufficient common stock available to settle the conversion option in shares.

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

______________
(1) These liabilities are carried on the condensed consolidated balance sheet on a historical cost basis.

Derivative Instruments

The Company’s derivative instruments included Chicago Board of Trade ethanol futures and Reformulated Blendstock for Oxygenate Blending gasoline futures. All derivative commodity instruments were recorded at fair value on the condensed consolidated balance sheets. None of the Company’s derivative instruments were designated as hedging instruments. Changes in the fair value of these non-designated hedging instruments were recognized in cost of products sold in the condensed consolidated statements of operations. As of September 30, 2013, the Company had no outstanding derivative commodity instruments resulting from the Company's transition out of its ethanol and ethanol-blended gasoline business in the quarter ended September 30, 2012.

In June 2012, the Company entered into a loan agreement with Banco Pine S.A. ("Banco Pine") under which Banco Pine provided the Company with a short term loan of R$52.0 million (approximately US$25.6 million based on the exchange rate as of September 30, 2012, the time of the loan repayment) (the “Banco Pine Bridge Loan”). At the time of the Banco Pine Bridge Loan, the Company also entered into a currency interest rate swap arrangement with Banco Pine with respect to the repayment of R$22.0 million (approximately US$9.9 million based on the exchange rate of as of September 30, 2013). The swap arrangement exchanges the principal and interest payments under the Banco Pine loan of R$22.0 million entered into in July 2012 (the "Banco Pine Loan") for alternative principal and interest payments that are subject to adjustment based on fluctuations in the foreign exchange rate between the U.S. dollar and Brazilian real. The swap has a fixed interest rate of 3.94%. Changes in the fair value of the swap are recognized in other income (expense), net in the condensed consolidated statements of operations.

As of September 30, 2013, included in Other Liabilities on the condensed consolidated balance sheet is the Company's compound embedded derivative liability of $13.8 million, which represents the fair value of the equity conversion option and "make-whole" provision relating to the outstanding senior unsecured convertible promissory notes issued to Total as described above.

Derivative instruments measured at fair value as of September 30, 2013 and December 31, 2012, and their classification on the condensed consolidated balance sheet and condensed consolidated statements of operations, are presented in the following tables (in thousands except contract amounts):

	Asset/Liability as of
	September 30, 2013		December 31, 2012
Type of Derivative Contract	Quantity of Contracts	Fair Value	Quantity of Contracts	Fair Value
Currency interest rate swap, included as net liability in other liabilities	1	$3,074	1	$1,367

Type of Derivative Contract	Income Statement Classification	Three Months Ended September 30,		Nine Months Ended September 30,
		2013	2012	2013	2012
		Gain (Loss) Recognized		Gain (Loss) Recognized
Regulated fixed price futures contracts	Cost of products sold	$—	$(31)	$—	$(288)
Currency interest rate swap	Other income (expense), net	$(137)	$82	$(1,707)	$(1,133)

4. Balance Sheet Components

Inventories

Inventories are stated at the lower of cost or market and consist of the following (in thousands):

	September 30,	December 31,
	2013	2012
Raw materials	$1,527	$1,574
Work-in-process	5,218	1,771
Finished goods	1,203	2,689
Inventories, net	$7,948	$6,034

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

Prepaid and Other Current Assets

Prepaid and other current assets is comprised of the following (in thousands):

	September 30,	December 31,
	2013	2012
Advances to contract manufacturers(1)	$10	$784
Manufacturing catalysts	1,441	1,895
Recoverable VAT and other taxes	4,146	4,167
Other	1,567	2,079
Prepaid and other current assets	$7,164	$8,925
____

(1)
At December 31, 2012, the amount of $0.8 million, relates to the current unamortized portion of equipment costs funded by the Company to a contract manufacturer. The related amortization was offset against purchases of inventory during 2013.

Property, Plant and Equipment, net

Property, plant and equipment, net is comprised of the following (in thousands):

		September 30,	December 31,
	Useful Life	2013	2012
Leasehold improvements	Lesser of remaining useful life or lease term	$39,114	$39,290
Machinery and equipment	7 - 15 Years	98,350	105,162
Computers and software	3 - 5 Years	8,509	8,232
Furniture and office equipment	5 years	2,520	2,467
Buildings	15 Years	6,829	5,888
Vehicles	5 years	465	575
Construction in progress		42,933	45,372
		198,720	206,986
Less: accumulated depreciation and amortization		(58,002)	(43,865)
Property, plant and equipment, net		$140,718	$163,121

The Company's first, purpose-built, large-scale Biofene production plant in southeastern Brazil commenced operations in December 2012. This plant is located at Brotas in the state of São Paulo, Brazil and is adjacent to an existing sugar and ethanol mill, Paraíso Bioenergia. The Company's construction in progress consists primarily of the upfront plant design and the initial construction of a second large-scale production plant in Brazil, located at the Usina São Martinho sugar and ethanol mill (also in the state of São Paulo, Brazil).

Property, plant and equipment, net includes $3.4 million and $9.1 million of machinery and equipment and furniture and office equipment under capital leases as of September 30, 2013 and December 31, 2012, respectively. Accumulated amortization of assets under capital leases totaled $1.3 million and $4.1 million as of September 30, 2013 and December 31, 2012, respectively.

Depreciation and amortization expense, including amortization of assets under capital leases, was $3.8 million and $3.1 million for the three months ended September 30, 2013 and 2012, respectively, and was $12.2 million and $10.4 million for the nine months ended September 30, 2013 and 2012, respectively.

The Company capitalizes interest costs incurred to construct plant and equipment. The capitalized interest is recorded as part of the depreciable cost of the asset to which it relates to and is amortized over the asset's estimated useful life. Interest cost capitalized as of September 30, 2013 and December 31, 2012 was R$1.1 million (approximately $0.5 million and $0.6 million based on the exchange rates as of September 30, 2013 and December 31, 2012, respectively).

Other Assets

Other assets are comprised of the following (in thousands):

	September 30,	December 31,
	2013	2012
Deposits on property and equipment, including taxes	$2,137	$2,363
Advances to contract manufacturers, net of current portion(1)	—	2,222
Recoverable taxes on purchased property, plant and equipment and inventory(2)	15,609	13,597
Other	1,979	1,930
Total other assets	$19,725	$20,112
_________

(1)
At December 31, 2012, the amount of $2.2 million relates to the non-current unamortized portion of equipment costs funded by the Company to a contract manufacturer. The related amortization was offset against purchases of inventory during 2013.

(2)	At September 30, 2013 and December 31, 2012, the amounts of $15.6 million and $13.6 million, respectively, are recoverable taxes from Brazilian governmental entities.

Accrued and Other Current Liabilities

Accrued and other current liabilities are comprised of the following (in thousands):

	September 30,	December 31,
	2013	2012
Professional services	$2,859	$824
Accrued vacation	2,179	2,673
Payroll and related expenses	5,099	5,809
Tax-related liabilities	641	851
Deferred rent, current portion	1,111	1,448
Accrued interest(1)	1,435	965
Contractual obligations to contract manufacturers, current	5,868	9,952
Customer advances	372	970
Other(1)	741	918
Total accrued and other current liabilities	$20,305	$24,410
__________

(1)
Certain reclassifications of prior period amounts have been made to conform to the current period presentation. Such reclassifications did not materially change previously reported consolidated financial statements.

Other Liabilities

Other liabilities are comprised of the following (in thousands):

	September 30,	December 31,
	2013	2012
Contractual obligations to contract manufacturers, non-current	$1,000	$4,000
Fair market value of swap obligations	3,074	1,367
Fair value of compound embedded derivative liability(1)	13,836	7,894
Tax-related liabilities(2)	469	1,609
Other(2)	1,025	1,063
Total other liabilities	$19,404	$15,933
__________

(1)
The compound embedded derivative liability represents the fair value of the equity conversion feature and a "make-whole" feature related to the outstanding senior unsecured convertible promissory notes issued to Total.

(2)
Certain reclassifications of prior period amounts have been made to conform to the current period presentation. Such reclassifications did not materially change previously reported consolidated financial statements.

5. Commitments and Contingencies

The Company leases certain facilities and finances certain equipment under operating and capital leases. Operating leases include leased facilities and capital leases include leased equipment (see Note 4, "Balance Sheet Components"). Rent expense under operating leases was approximately $1.4 million and $1.2 million, respectively, for the three months ended September 30, 2013 and 2012, respectively, and was $3.5 million and $3.7 million for the nine months ended September 30, 2013 and 2012, respectively.

In April 2013, the Company entered into an amendment to its operating lease for its headquarters in Emeryville, California (the "Amendment"). The Amendment provided for an extension of the lease term to May 2023, a modification of the base rent and elimination of the Company's loans and notes payable to the lessor of approximately $1.6 million (see Note 6, "Debt"). In addition, per the terms of the Amendment, the Company also received a rent credit of approximately $71,000 per month for the period of June 2013 through December 2013 and a rent credit of approximately $42,000 per month for the full year of 2014.

Future minimum payments under the Company's lease obligations as of September 30, 2013, are as follows (in thousands):

Years ending December 31:	Capital Leases	Operating Leases	Total Lease Obligations
2013 (Remaining Three Months)	$274	$1,477	$1,751
2014	1,007	6,277	7,284
2015	289	6,581	6,870
2016	—	6,595	6,595
2017	—	6,585	6,585
Thereafter	—	38,973	38,973
Total future minimum lease payments	1,570	$66,488	$68,058
Less: amount representing interest	(75)
Present value of minimum lease payments	1,495
Less: current portion	(1,031)
Long-term portion	$464

Guarantor Arrangements

The Company has agreements whereby it indemnifies its officers and directors for certain events or occurrences while the officer or director is, or was, serving at the Company’s request in such capacity. The term of the indemnification period is for the officer's or director’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a director and officer insurance policy that limits its exposure and enables the Company to recover a portion of any future amounts paid. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal. Accordingly, the Company had no liabilities recorded for these agreements as of September 30, 2013 and December 31, 2012.

The Company has a credit facility with Financiadora de Estudos e Projetos (“FINEP”), a state-owned company subordinated to the Brazilian Ministry of Science and Technology (the “FINEP Credit Facility”) to finance a research and development project on sugarcane-based biodiesel (see Note 6, "Debt"). The FINEP Credit Facility provides for loans of up to an aggregate principal amount of R$6.4 million (approximately US$2.9 million based on the exchange rate as of September 30, 2013), which was available to the Company in four disbursements and is guaranteed by a chattel mortgage on certain equipment of the Company. The Company's total acquisition cost for the equipment under this guarantee is approximately R$6.0 million (approximately US$2.7 million based on the exchange rate as of September 30, 2013). Through December 31, 2012, the Company received all four disbursements after meeting certain terms and conditions for availability under the FINEP Credit Facility, as described in more detail in Note 6, "Debt." After the release of the first disbursement and prior to any subsequent drawdown from the FINEP Credit Facility, the Company provided bank letters of guarantee of R$3.3 million (approximately US$1.5 million based on the exchange rate as of September 30, 2013) through Banco ABC Brasil S.A. ("ABC Bank"). As of September 30, 2013, all available credit under this facility was fully drawn.

The Company has a credit facility with Banco Nacional de Desenvolvimento Econômico e Social ("BNDES”), a government-owned bank headquartered in Brazil (the "BNDES Credit Facility") to finance a production site in Brazil. The BNDES Credit Facility provides for loans of up to an aggregate principal amount of R$22.4 million (approximately US$10.0 million based on the exchange rate at September 30, 2013). This credit facility is collateralized by a first priority security interest in certain of the Company's equipment and other tangible assets with a total acquisition cost of R$24.9 million (approximately US$11.2 million based on the exchange rate as of September 30, 2013). The Company is a parent guarantor for the payment of the outstanding balance under the BNDES Credit Facility. Additionally, the Company is required to provide certain bank guarantees under the BNDES Credit Facility.

The Company entered into loan agreements and a security agreement where the Company pledged certain farnesene production assets as collateral (the fiduciary conveyance of movable goods) with each of Banco Nossa Caixa ("Nossa Caixa") and Banco Pine. Under the loan agreements, Banco Pine agreed to lend R$22.0 million and Nossa Caixa agreed to lend R$30.0 million as financing for capital expenditures relating to the Company's production facility in Brotas, Brazil. The Company's total acquisition cost for the farnesene production assets pledged as collateral under these agreements is approximately R$68.0 million (approximately US$30.5 million based on the exchange rate as of September 30, 2013). The Company is also a parent guarantor for the payment of the outstanding balance under these loan agreements.

The Company has an export financing agreement for approximately $2.5 million for a one-year term to fund exports through March 2014. This loan is collateralized by future exports from the Company's subsidiary in Brazil.

Under an operating lease agreement for its office facilities in Brazil, which commenced on November 15, 2011, the Company is required to maintain restricted cash or letters of credit equal to 3 months of rent of approximately R$0.2 million (approximately US$0.1 million based on the exchange rate as of September 30, 2013) in the aggregate as a guarantee that the Company will meet its performance obligations under such operating lease agreement.

Purchase Obligations

As of September 30, 2013, the Company had $11.8 million in purchase obligations which included $11.1 million in non-cancellable contractual obligations and construction commitments, of which $4.0 million have been accrued as a loss on purchase commitments.

On June 25, 2013, the Company and Tate & Lyle Ingredients Americas LLC (“Tate & Lyle”) entered into a Settlement Agreement, Termination Agreement and Mutual Release (the “Termination Agreement”) to terminate the parties’ November 2010 contract manufacturing agreement. Under the Termination Agreement, no further payments will be owed for the remaining term of the Contract Manufacturing Agreement (i.e., through 2016). In the third quarter of 2013, the Company paid $6.2 million of its obligation pertaining to the Termination Agreement. As of September 30, 2013, the Company has an outstanding liability of $2.6 million pertaining to its obligation under the Termination Agreement.

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

In May 2013, a securities class action complaint was filed against the Company and its CEO, John G. Melo, in the U.S. District Court for the Northern District of California. In October 2013, the lead plaintiffs filed a consolidated amended complaint. The complaint, as amended, seeks unspecified damages on behalf of a purported class that would comprise all individuals who acquired the Company's common stock between April 29, 2011 and February 8, 2012. The complaint alleges securities law violations based on the Company's commercial projections during that period. The Company believes the complaint lacks merit, and intends to defend itself vigorously. Because the case is at a very early stage and no specific monetary demand has been made, it is not possible for us to estimate the potential loss or range of potential losses for the case.

In August 2013, a complaint entitled Steve Shannon, derivatively on behalf of Amyris, Inc. v. John G. Melo et al and Amyris, Inc., was filed against the Company as nominal defendant in the United States District Court for the Northern District of California. The lawsuit seeks unspecified damages on behalf of the Company from certain of its current and former officers, directors and employees and alleges these defendants breached their fiduciary duties to the Company and unjustly enriched themselves by making allegedly false and misleading statements and omitting certain material facts in our securities filings. Because this purported stockholder derivative action is based on substantially the same facts as the securities class action described above, the two actions have been related and will be heard by the same judge. The Company does not believe the claims in the complaint have merit, and intends to defend itself vigorously. Because the case is at a very early stage and no specific monetary demand has been made, it is not possible to estimate the potential loss or range of potential losses for the case.

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

6. Debt

Debt is comprised of the following (in thousands):

	September 30,	December 31,
	2013	2012
Credit facilities	$9,750	$12,409
Notes payable	—	1,572
Convertible notes	25,000	25,000
Related party convertible notes	58,091	39,033
Loans payable	25,997	26,150
Total debt	118,838	104,164
Less: current portion	(5,448)	(3,325)
Long-term debt	$113,390	$100,839

FINEP Credit Facility

In November 2010, the Company entered into the FINEP Credit Facility. The FINEP Credit Facility was extended to partially fund expenses related to the Company’s research and development project on sugarcane-based biodiesel (“FINEP Project”) and provided for loans of up to an aggregate principal amount of R$6.4 million (approximately US$2.9 million based on the exchange rate as of September 30, 2013) which is secured by a chattel mortgage on certain equipment of the Company as well as by bank letters of guarantee. All available credit under this facility has been fully drawn.

Interest on loans drawn under the FINEP Credit Facility is fixed at 5% per annum. In case of default under or non-compliance with the terms of the agreement, the interest on loans will be dependent on the long-term interest rate as published by the Central Bank of Brazil (such rate, the “TJLP”). If the TJLP at the time of default is greater than 6%, then the interest will be 5% plus a TJLP adjustment factor, otherwise the interest will be at 11% per annum. In addition, a fine of up to 10% shall apply to the amount of any obligation in default. Interest on late balances will be 1% interest per month, levied on the overdue amount. Payment of the outstanding loan balance is being made in 81 monthly installments, which commenced in July 2012 and extends through March 2019. Interest on loans drawn and other charges are paid on a monthly basis and commenced in March 2011. As of September 30, 2013 and December 31, 2012, the total outstanding loan balance under this credit facility was R$5.5 million (approximately US$2.5 million based on the exchange rate as of September 30, 2013) and R$6.4 million (approximately US$3.1 million based on the exchange rate as of December 31, 2012), respectively.

The FINEP Credit Facility contains the following significant terms and conditions:

•
The Company was required to share with FINEP the costs associated with the FINEP Project. At a minimum, the Company was required to contribute from its own funds approximately R$14.5 million (approximately US$6.5 million based on the exchange rate as of September 30, 2013) of which R$11.1 million was to be contributed prior to the release of the second disbursement. All four disbursements were completed and the Company has fulfilled all of its cost sharing obligations;

•
After the release of the first disbursement, prior to any subsequent drawdown from the FINEP Credit Facility, the Company was required to provide bank letters of guarantee of up to R$3.3 million in aggregate (approximately US$1.5 million based on the exchange rate as of September 30, 2013). On December 17, 2012 and prior to release of the second disbursement on December 26, 2012, the Company obtained the required bank letter of guarantees from ABC Bank;

•	Amounts disbursed under the FINEP Credit Facility were required to be used by the Company towards the FINEP Project within 30 months after the contract execution.

BNDES Credit Facility

In December 2011, the Company entered into the BNDES Credit Facility in the amount of R$22.4 million (approximately US$10.0 million based on the exchange rate at September 30, 2013). This BNDES Credit Facility was extended as project financing for a production site in Brazil. The credit line is divided into an initial tranche for up to approximately R$19.1 million (approximately US$8.6 million based on the exchange rate at September 30, 2013) and an additional tranche of approximately R$3.3 million (approximately US$1.5 million based on the exchange rate at September 30, 2013) to become available upon delivery of additional guarantees. The credit line was available for 12 months from the date of the Credit Facility, subject to extension by the lender.
The principal of the loans under the BNDES Credit Facility was required to be repaid in 60 monthly installments, with the first installment due in January 2013 and the last due in December 2017. Interest was due initially on a quarterly basis with the first installment due in March 2012. From and after January 2013, interest payments are due on a monthly basis together with principal payments. The loaned amounts carry interest of 7% per annum. Additionally, there is a credit reserve charge of 0.1% on the unused balance from each credit installment from the day immediately after it is made available through its date of use, when it is paid.

The BNDES Credit Facility is collateralized by a first priority security interest in certain of the Company's equipment and other tangible assets totaling R$24.9 million (approximately US$11.2 million based on the exchange rate as of September 30, 2013). The Company is a parent guarantor for the payment of the outstanding balance under the BNDES Credit Facility. Additionally, the Company was required to provide a bank guarantee equal to 10.0% of the total approved amount (R$22.4 million in total debt) available under this Credit Facility. For advances of the second tranche (above R$19.1 million), the Company is required to provide additional bank guarantees equal to 90.0% of each such advance, plus additional Company guarantees equal to at least 130.0% of such advance. The BNDES Credit Facility contains customary events of default, including payment failures, failure to satisfy other obligations under this credit facility or related documents, defaults in respect of other indebtedness, bankruptcy, insolvency and inability to pay debts when due, material judgments, and changes in control of Amyris Brasil. If any event of default occurs, the Lender may terminate its commitments and declare immediately due all borrowings under the facility. As of September 30, 2013 and December 31, 2012, the Company had R$16.2 million (approximately US$7.3 million based on the exchange rate as of September 30, 2013) and R$19.1 million (approximately US$9.3 million based on the exchange rate as of December 31, 2012), respectively, in outstanding advances under the BNDES Credit Facility.

Notes Payable

During the period between May 2008 and October 2008, the Company entered into notes payable agreements with the lessor of its headquarters under which it borrowed a total of $3.3 million for the purchase of tenant improvements, bearing an interest rate of 9.5% per annum and to be repaid over a period of 55 to 120 months. As of September 30, 2013 and December 31, 2012, a principal amount of zero and $1.6 million, respectively, was outstanding under these notes payable. In June 2013, as part of the April 30, 2013 Amendment to the Company's operating lease for its headquarters, the Company recorded the elimination of these notes payable as a lease incentive and recorded approximately $1.4 million to deferred rent liability in the condensed consolidated balance sheet. The deferred rent liability is being amortized to expense over the remaining lease term.

Convertible Notes

In February 2012, the Company completed the sale of senior unsecured convertible promissory notes in an aggregate principal amount of $25.0 million pursuant to a securities purchase agreement, between the Company and certain investment funds affiliated with Fidelity Investments Institutional Services Company, Inc. (the "Fidelity Securities Purchase Agreement"). The offering consisted of the sale of 3.0% senior unsecured convertible promissory notes with a March 1, 2017 maturity date and an initial conversion price equal to $7.0682 per share of the Company's common stock, subject to proportional adjustment for adjustments to outstanding common stock and anti-dilution provisions in case of dividends and distributions (the "Fidelity Notes"). As of September 30, 2013, the Fidelity Notes were convertible into an aggregate of up to 3,536,968 shares of the Company's common stock. The note holders have a right to require repayment of 101% of the principal amount of the Fidelity Notes in an acquisition of the Company, and the notes provide for payment of unpaid interest on conversion following such an acquisition if the note holders do not require such repayment.  The Fidelity Securities Purchase Agreement and Fidelity Notes include covenants regarding payment of interest, maintaining the Company's listing status, limitations on debt, maintenance of corporate existence, and filing of SEC reports. The Fidelity Notes include standard events of default resulting in acceleration of indebtedness, including failure to pay, bankruptcy and insolvency, cross-defaults, material adverse effect clauses and breaches of the covenants in the Fidelity Securities Purchase Agreement and Fidelity Notes, with default interest rates and associated cure periods applicable to the covenant regarding SEC reporting. Furthermore, the Fidelity Notes include restrictions on the amount of debt the Company is permitted to incur. With exceptions for certain existing debt, refinancing of such debt and certain other exclusions and waivers, the Fidelity

Notes provide that the Company's total outstanding debt at any time cannot exceed the greater of $200.0 million or 50% of its consolidated total assets and its secured debt cannot exceed the greater of $125.0 million or 30% of its consolidated total assets. In connection with the Company’s closing of a short-term bridge loan for $35.0 million in October 2013, holders of the Fidelity Notes waived compliance with the debt limitations outlined above as to the $35.0 million bridge loan and the August 2013 Financing. In consideration for such waiver, the Company granted to holders of the Fidelity Notes or their affiliates, the right to purchase up to an aggregate of $7.6 million worth of convertible promissory notes in the first tranche of the August 2013 Financing. As of September 30, 2013 and December 31, 2012, a principal amount of $25.0 million and $25.0 million, respectively, was outstanding under these notes payable.

Related Party Convertible Notes

In July 2012, the Company entered into an agreement with Total that expanded Total's investment in Biofene collaboration with the Company, provided a new structure for a joint venture (the “Fuels JV”) to commercialize the products encompassed by the diesel and jet fuel research and development program (the “Program”), and established a convertible debt structure for the collaboration funding from Total.

The purchase agreement for the notes related to the funding from Total (the "Total Purchase Agreement") provided for the sale of an aggregate of $105.0 million in notes as follows:

•
As part of an initial closing under the purchase agreement (which initial closing was completed in two installments), (i) on July 30, 2012, the Company sold a 1.5% Senior Unsecured Convertible Note Due March 2017 to Total in the face amount of $38.3 million, including $15.0 million in new funds and $23.3 million in previously-provided diesel research and development funding by Total, and (ii) on September 14, 2012, the Company sold another note (in the same form) for $15.0 million in new funds from Total.

•
At a second closing under the Total Purchase Agreement (also completed in two installments) the Company sold additional notes for an aggregate of $30 million in new funds from Total ($10.0 million in June 2013 and $20.0 million in July 2013).

•
The Total Purchase Agreement provides that additional notes may be sold in subsequent closings in July 2014 (for cash proceeds to the Company of $21.7 million, which would be settled in an initial installment of $10.85 million payable at such closing and a second installment of $10.85 million payable in January 2015).

The notes issued have a maturity date of March 1, 2017, an initial conversion price equal to $7.0682 per share for the notes issued under the initial closing and an initial conversion price equal $3.08 per share for the notes issued under the second closing. The notes bear interest of 1.5% per annum (with a default rate of 2.5%), accruing from the date of funding and are payable at maturity or on conversion or a change of control where Total exercises the right to require the Company to repay the notes. Accrued interest is cancelled if the notes are cancelled based on a “Go” decision. The agreements contemplate that the research and development efforts under the Program may extend through 2016, with a series of “Go/No Go” decisions by Total through such date tied to funding by Total.

The notes become convertible into the Company's common stock (i) within 10 trading days prior to maturity (if they are not cancelled as described above prior to their maturity date), (ii) on a change of control of the Company, (iii) if Total is no longer the largest stockholder of the Company following a “No-Go” decision (subject to a six-month lock-up with respect to any shares of common stock issued upon conversion), and (iv) on a default by the Company. If Total makes a final “Go” decision, then the notes will be exchanged by Total for equity interests in the Fuels JV, after which the notes will not be convertible and any obligation to pay principal or interest on the notes will be extinguished. If Total makes a “No-Go” decision, outstanding notes will remain outstanding and become payable at maturity.

In connection with the December 2012 private placement described below (see Note 10, "Stockholders Equity"), Total elected to participate in the private placement by exchanging approximately $5.0 million of its $53.3 million in senior unsecured convertible promissory notes then outstanding for 1,677,852 of the Company's common stock at a conversion price of $2.98 per share. As such, $5.0 million of the outstanding $53.3 million in senior unsecured convertible promissory notes was cancelled. The cancellation of the debt was treated as an extinguishment of debt in accordance with the guidance outlined in ASC 470-50.

In March 2013, the Company entered into a letter agreement with Total (the "March 2013 Letter Agreement") under which Total agreed to waive its right to cease its participation in the parties' fuels collaboration at the July 2013 decision point and committed to proceed with the July 2013 funding tranche of $30.0 million (subject to the Company's satisfaction of the relevant closing conditions for such funding in the Total Purchase Agreement). As consideration for this waiver and commitment, the Company agreed to:

•
Reduce the conversion price for the senior unsecured convertible promissory notes to be issued in connection with such funding from $7.0682 per share to a price per share equal to the greater of (i) the consolidated closing bid price of the Company's common stock on the date of the letter agreement, plus $0.01, and (ii) $3.08 per share, provided that the conversion price would not be reduced by more than the maximum possible amount permitted under the rules of NASDAQ Stock Market ("NASDAQ") such that the new conversion price would require the Company to obtain stockholder consent; and

•
Grant Total a senior security interest in the Company's intellectual property, subject to certain exclusions and subject to release by Total when the Company and Total enter into final documentation regarding the establishment of the Fuels JV.

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

In June 2013, the Company sold and issued a 1.5% Senior Unsecured Convertible Note to Total in the face amount of $10.0 million with a March 1, 2017 maturity date pursuant to the Total Purchase Agreement as discussed above. In accordance with the March 2013 Letter Agreement, this convertible note has an initial conversion price equal to $3.08 per share of the Company's common stock. The Company did not request the May advance of $10.0 million, but did request the June advance (as described above), under which this convertible note was issued.

In July 2013, the Company sold and issued a 1.5% Senior Unsecured Convertible Note to Total in the face amount of $20.0 million with a March 1, 2017 maturity date pursuant to the Total Purchase Agreement as discussed above. This purchase and sale completed Total's commitment to purchase $30.0 million of such notes by July 2013. In accordance with the March 2013 Letter Agreement, this convertible note has an initial conversion price equal to $3.08 per share of Company common stock.

The conversion prices of the notes issued under the Total Purchase Agreement are subject to adjustment for proportional adjustments to outstanding common stock and under anti-dilution provisions in case of certain dividends and distributions. Total has a right to require repayment of 101% of the principal amount of the notes in the event of a change of control of the Company and the notes provide for payment of unpaid interest on conversion following such a change of control if Total does not require such repayment. The Total Purchase Agreement and notes include covenants regarding payment of interest, maintenance of the Company's listing status, limitations on debt, maintenance of corporate existence, and filing of SEC reports. The notes include standard events of default resulting in acceleration of indebtedness, including failure to pay, bankruptcy and insolvency, cross-defaults, and breaches of the covenants in the purchase agreement and notes, with added default interest rates and associated cure periods applicable to the covenant regarding SEC reporting. Furthermore, the notes include restrictions on the amount of debt the Company is permitted to incur. With exceptions for certain existing debt, refinancing of such debt and certain other exclusions and waivers, the notes provide that the Company's total outstanding debt at any time cannot exceed the greater of $200.0 million or 50% of its consolidated total assets and its secured debt cannot exceed the greater of $125.0 million or 30% of its consolidated total assets. In connection with the Company’s closing of a short-term bridge loan for $35.0 million in October 2013, Total waived compliance with the debt limitations outlined above as to the $35.0 million bridge loan and the August 2013 Financing. As of September 30, 2013 and December 31, 2012, $58.1 million and $39.0 million, respectively, was outstanding under these convertible notes, net of debt discount of $20.2 million and $9.3 million, respectively. The debt discount is the result of the bifurcation of the equity conversion option and "make-whole" provision features associated with outstanding debt.

In connection with the August 2013 Financing, the Company entered into a Securities Purchase Agreement ("August 2013 SPA") with Total and Temasek to sell up to $73.0 million in convertible promissory notes in private placements, with such notes to be sold and issued over a period of up to 24 months from the date of signing. The August 2013 SPA provided for the August 2013 Financing to be divided into two tranches (the first tranche for $42.6 million and the second tranche for $30.4 million), each with differing closing conditions. Of the total possible purchase price in the financing, $60.0 million was contemplated to be paid in the form of cash by Temasek ($35.0 million in the first tranche and up to $25.0 million in the second tranche) and $13.0 million was contemplated to be paid by the exchange and cancellation of outstanding convertible promissory notes by Total in connection with its exercise of pro rata rights ($7.6 million in the first tranche and $5.4 million in the second tranche). The August 2013 SPA included requirements that the Company meet certain production milestones before the second tranche would become available, obtain stockholder approval prior to completing any closing of the transaction, and issue a warrant to Temasek to purchase 1,000,000 shares of the Company's common stock at an exercise price of $0.01 per share, exercisable only if Total converts preexisting promissory notes with a certain per share conversion price. In September 2013, the Company's stockholders approved the August 2013 Financing. As of September 30, 2013, the first closing of the August 2013 Financing was pending final regulatory approval.

In October 2013, the Company amended the August 2013 SPA to include an additional cash investor in the first tranche convertible promissory notes in the principal amount of $7.6 million, and to proportionally increase the amount acquired by exchange and cancellation of outstanding convertible promissory notes by Total in connection with its exercise of pro rata rights to $14.6 million (US$9.2 million in the first tranche and up to $5.4 million in the second tranche). The August 2013 Financing closed with respect to the initial tranche of notes in October 2013 (see Note 17, "Subsequent Events"). Additional closing conditions for the second tranche of up to $30.4 million in principal amount of additional convertible promissory notes, which may be issued up to 24 months from the date of the August 2013 SPA, include requirements that prior to any issuance of such notes: (i) a specified Company manufacturing plant has achieved total production of 750,000 liters within a run period of 45 days, (ii) the current chief executive officer or an individual approved by a majority of the purchasers remains chief executive officer of the Company, (iii) there is no material adverse change in the Company’s business and (iv) all security interests held by the purchasers in the Company’s intellectual property shall have been released in full.

In September 2013, the Company entered into a bridge loan agreement with an existing investor to provide additional cash availability of up to $5.0 million. As of September 30, 2013, the Company had not drawn any funds from the agreement and the facility expired in October 2013 in accordance with its terms.

Loans Payable

In December 2009, the Company entered into a loans payable agreement with the lessor of its Emeryville pilot plant under which it borrowed a total of $0.3 million, bearing an interest rate of 10.0% per annum, to be repaid over a period of 96 months. As of September 30, 2013 and December 31, 2012, a principal amount of zero and $0.2 million, respectively, was outstanding under the loan. During the three months ended June 30, 2013, as part of the April 30, 2013 amendment entered into regarding the Company's operating lease for its headquarters, the Company recorded the elimination of this loan payable as a lease incentive and recorded approximately $0.2 million to deferred rent liability in the condensed consolidated balance sheet. The deferred rent liability is being amortized to expense over the remaining lease term.

In June 2012, the Company entered into a loan agreement with Banco Pine under which Banco Pine provided the Company with the Banco Pine Bridge Loan of R$52.0 million (approximately US$25.6 million based on the exchange rate as of September 30, 2012, the time of loan repayment). The interest rate for the Banco Pine Bridge Loan was 0.4472% monthly (approximately 5.5% on an annualized basis). The principal and interest due under the Banco Pine Bridge Loan matured and were required to be repaid on September 19, 2012, subject to extension by Banco Pine. At the time of the Banco Pine Bridge Loan, the Company entered into a currency interest rate swap arrangement with the lender for R$22.0 million (approximately US$9.9 million based on the exchange rate as of September 30, 2013). The interest rate swap arrangement exchanged the principal and interest payments under the Banco Pine Loan of R$22.0 million entered into in July 2012 for alternative principal and interest payments that were subject to adjustment based on fluctuations in the foreign exchange rate between the U.S. dollar and Brazilian real. The swap had a fixed interest rate of 3.94%. In July 2012, the Company repaid the Banco Pine Bridge Loan.

In July 2012, the Company entered into a Note of Bank Credit and a Fiduciary Conveyance of Movable Goods Agreement (together, the "July 2012 Bank Agreements") with each of Nossa Caixa and Banco Pine. Under the July 2012 Bank Agreements, the Company pledged certain farnesene production assets as collateral for the loans of R$52.0 million. The Company's total acquisition cost for such pledged assets was approximately R$68.0 million (approximately US$30.5 million based on the exchange rate as of September 30, 2013). The Company is also a parent guarantor for the payment of the outstanding balance under these loan agreements. Under the July 2012 Bank Agreements, the Company could borrow an aggregate of R$52.0 million (approximately US$23.3 million based on the exchange rate as of September 30, 2013) as financing for capital expenditures relating to the Company's manufacturing facility located in Brotas, Brazil. Specifically, Banco Pine agreed to lend R$22.0 million and Nossa Caixa agreed to lend R$30.0 million. The funds for the loans are provided by BNDES, but are guaranteed by the lenders. The loans have a final maturity date of July 15, 2022 and bear a fixed interest rate of 5.5% per year. The loans are also subject to early maturity and delinquency charges upon occurrence of certain events including interruption of manufacturing activities at the Company's manufacturing facility in Brotas, Brazil for more than 30 days, except during sugarcane off-season. For the first two years that the loans are outstanding, the Company is required to pay interest only on a quarterly basis. After August 15, 2014, the Company is required to pay equal monthly installments of both principal and interest for the remainder of the term of the loans. As of September 30, 2013 and December 31, 2012, a principal amount of $23.3 million and $25.4 million, respectively, was outstanding under these loan agreements.

In October 2012, the Company entered into a loan payable agreement with a lender under which it borrowed $0.6 million to pay the insurance premiums of certain policies. The loan was payable in nine monthly installments of principal and interest. Interest accrued at a rate of 3.24% per annum. As of September 30, 2013 and December 31, 2012, the outstanding unpaid loan balance was zero and $0.4 million, respectively.

In March 2013, the Company entered into an export financing agreement with ABC Bank for approximately $2.5 million for a one-year term to fund exports through March 2014. This loan is collateralized by future exports from the Company's subsidiary in Brazil. As of September 30, 2013, the principal amount outstanding under this agreement was $2.5 million.

Letters of Credit

In June 2012, the Company entered into a letter of credit agreement for $1.0 million under which it provided a letter of credit to the landlord for its headquarters in Emeryville, California in order to cover the security deposit on the lease. This letter of credit is secured by a certificate of deposit. Accordingly, the Company has $1.0 million as restricted cash as of September 30, 2013 and December 31, 2012.

Future minimum payments under the debt agreements as of September 30, 2013 are as follows (in thousands):

Years ending December 31:	Related Party Convertible Debt	Convertible Debt	Loans Payable	Credit Facility
2013 (Remaining three months)	$—	$192	$492	$682
2014	—	760	5,243	2,681
2015	—	765	4,042	2,542
2016	—	761	3,887	2,404
2017	83,267	25,125	3,726	2,264
Thereafter	—	—	15,052	579
Total future minimum payments	83,267	27,603	32,442	11,152
Less: amount representing interest(1)	(25,176)	(2,603)	(6,445)	(1,402)
Present value of minimum debt payments	58,091	25,000	25,997	9,750
Less: current portion	—	—	(3,286)	(2,162)
Noncurrent portion of debt	$58,091	$25,000	$22,711	$7,588

(1) Including debt discount of $20.2 million associated with the related party convertible debt.

7. Joint Ventures and Noncontrolling Interest

SMA Indústria Química

In April 2010, the Company established SMA Indústria Química ("SMA"), a joint venture with Usina São Martinho, to build a production facility in Brazil. SMA is located at the Usina São Martinho mill in Pradópolis, São Paulo state. The joint venture agreements establishing SMA have a 20 year initial term.

 SMA is managed by a three member executive committee, of which the Company appoints two members, one of whom is the plant manager, who is the most senior executive responsible for managing the construction and operation of the facility. SMA is governed by a four member board of directors, of which the Company and Usina São Martinho each appoint two members. The board of directors has certain protective rights which include final approval of the engineering designs and project work plan developed and recommended by the executive committee.

The joint venture agreements provided that the Company would fund the construction costs of the new facility and Usina São Martinho would reimburse the Company up to R$61.8 million (approximately $27.7 million based on the exchange rate as of September 30, 2013) of the construction costs after SMA commences production. After commercialization, the Company would market and distribute Company renewable products produced by SMA and Usina São Martinho would sell feedstock and provide certain other services to SMA. The cost of the feedstock to SMA would be a price that is based on the average return that Usina São Martinho could receive from the production of its current products, sugar and ethanol. The Company would be required to purchase the output of SMA for the first four years at a price that guarantees the return of Usina São Martinho’s investment plus a fixed interest rate. After this four year period, the price would be set to guarantee a break-even price to SMA plus an agreed upon return.

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

The Company has a 50% ownership interest in SMA. The Company has identified SMA as a variable interest entity ("VIE") pursuant to the accounting guidance for consolidating VIEs because the amount of total equity investment at risk is not sufficient to permit SMA to finance its activities without additional subordinated financial support, as well as because the related commercialization agreement provides a substantive minimum price guarantee. Under the terms of the joint venture agreement, the Company directs the design and construction activities, as well as production and distribution. In addition, the Company has the obligation to fund the design and construction activities until commercialization is achieved. Subsequent to the construction phase, both parties equally fund SMA for the term of the joint venture. Based on those factors, the Company was determined to have the power to direct the activities that most significantly impact SMA’s economic performance and the obligation to absorb losses and the right to receive benefits. Accordingly, the financial results of SMA are included in the Company’s condensed consolidated financial statements and amounts pertaining to Usina São Martinho’s interest in SMA are reported as noncontrolling interests in subsidiaries.

Novvi S.A.

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

Under the Original JV Agreement and related agreements, the Company and Cosan each owned 50% of Novvi S.A. and each party would share equally any costs and any profits ultimately realized by Novvi S.A. The joint venture agreement had an initial term of 20 years from the date of the Original JV Agreement, subject to earlier termination by mutual written consent or by a non-defaulting party in the event of specified defaults by the other party. The shareholders' agreement had an initial term of 10 years from the date of the agreement, subject to earlier termination if either the Company or Cosan ceased to own at least 10% of the voting stock of Novvi S.A. Since its formation, Novvi S.A. had minimal operating activities while the Company and Cosan continued to determine and finalize the strategy and operating activities for the joint venture. Upon determination by the Company and Cosan that the joint venture should be operated out of a US entity, the operating activities of Novvi S.A. ceased. The Company has identified that Novvi S.A. is a VIE and determined that the power to direct activities, which most significantly impact the economic success of the joint venture, is equally shared between the Company and Cosan. Accordingly, the Company is not the primary beneficiary and therefore accounts for its investment in Novvi S.A. under the equity method of accounting.

In March 2013, the Company, Amyris Brasil and Cosan entered into a termination agreement to terminate the Original JV Agreement. In addition, Amyris Brasil agreed to sell, its 50% ownership in Novvi S.A. for approximately R$22,000 which represented the current value of its 50% equity ownership in Novvi S.A., a now-dormant company, to Cosan. Upon the consummation of the transaction with the shares transferring from Amyris Brasil to Cosan, the Novvi S.A. shareholders agreement automatically terminated.

Novvi LLC

In September 2011, the Company and Cosan US, Inc. (“Cosan U.S.”) formed Novvi LLC, a U.S. entity that is jointly owned by the Company and Cosan U.S. ("Novvi"). In March 2013 the Company and Cosan U.S. entered into agreements to (i) expand their base oils joint venture to also include additives and lubricants and (ii) operate their joint venture exclusively through Novvi. Specifically, the parties entered into an Amended and Restated Operating Agreement for Novvi (the "Operating Agreement"), which sets forth the governance procedures for Novvi and the joint venture and the parties' initial contribution. The Company also entered into an IP License Agreement with Novvi (the "IP License Agreement") under which the Company granted Novvi (i) an exclusive (subject to certain limited exceptions for the Company), worldwide, royalty-free license to develop, produce and commercialize base oils, additives, and lubricants derived from Biofene for use in automotive and industrial lubricants markets and (ii) a non-exclusive, royalty free license, subject to certain conditions, to manufacture Biofene solely for its own products. In addition, both the Company and Cosan U.S. granted Novvi certain rights of first refusal with respect to alternative base oil and additive technologies that may be acquired by the Company or Cosan U.S. during the term of the IP License Agreement. Under these agreements, the Company and Cosan U.S. will each own 50% of Novvi and each party will share equally in any costs and any profits ultimately realized by the joint venture. Novvi is governed by a six member Board of Managers (the "Board Managers"), with three managers represented by each investor. The Board of Managers appoints the officers of Novvi, who are responsible for carrying out the daily operating activities of Novvi as directed by the Board of Managers. The IP License Agreement has an initial term of 20 years from the date of the agreement, subject to standard early termination provisions such as uncured material breach or a party's insolvency. Under the terms of the Operating Agreement, Cosan U.S. is obligated to fund its 50% ownership share of Novvi in cash in the amount of $10.0 million and the Company is obligated to fund its 50% ownership share of Novvi through the granting of an IP License to develop, produce and commercialize base oils, additives, and lubricants derived from Biofene for use in the automotive, commercial and industrial lubricants markets which has been agreed upon by Cosan U.S. and Amyris valued at $10.0 million. In March 2013, the Company measured its initial contribution of intellectual property to Novvi at the Company's carrying value of the licenses granted under the IP License Agreement, which was zero. Additional funding requirements to finance the ongoing operations of Novvi are expected to happen through revolving credit or other loan facilities provided by unrelated parties (i.e. such as financial institutions); cash advances or other credit or loan facilities provided by the Company and Cosan U.S. or their affiliates; or additional capital contributions by the Company and Cosan U.S.

The Company has identified Novvi as a VIE and determined that the power to direct activities, which most significantly impact the economic success of the joint venture (i.e. continuing research and development, marketing, sales, distribution and manufacturing of Novvi products), is equally shared between the Company and Cosan U.S. Accordingly, the Company is not the primary beneficiary and therefore accounts for its investment in Novvi under the equity method of accounting. The Company will continue to reassess its primary beneficiary analysis of Novvi if there are changes in events and circumstances impacting the power to direct activities that most significantly affect Novvi's economic success. Under the equity method, the Company's share of profits and losses are included in “Income (loss) from equity method investments, net” in the condensed consolidated statements of operations. During the three and nine months ended September 30, 2013, the Company recorded no amounts for its share of Novvi's net loss as the carrying amount of the Company's investment in Novvi was zero and losses in excess of the carrying amount were offset by the accretion of the Company's share in the basis difference resulting from the parties' initial contribution. For both the three months ended September 30, 2013 and 2012, the Company recorded zero and for the nine months ended September 30, 2013 and 2012, the Company recorded $2.6 million and zero, respectively, of revenue from the research and development activities that it has performed on behalf of Novvi. In addition, for the three and nine months ended September 30, 2013, we recognized $1.0 million and $1.1 million in product sales, respectively, from Novvi.

Glycotech

In January 2011, the Company entered into a production service agreement ("Glycotech Agreement") with Glycotech, Inc. ("Glycotech"), under which Glycotech provides process development and production services for the manufacturing of various Company products at its leased facility in Leland, North Carolina. The Company products manufactured by Glycotech are owned and distributed by the Company. Pursuant to the terms of the production Glycotech Agreement, the Company is required to pay the manufacturing and operating costs of the Glycotech facility, which is dedicated solely to the manufacture of Amyris products. The initial term of the Glycotech Agreement was for a two-year period commencing on February 1, 2011 and the Glycotech Agreement renews automatically for successive one-year terms, unless terminated by the Company. Concurrently with the Glycotech Agreement, the Company also entered into a Right of First Refusal Agreement with the lessor of the facility and site leased by Glycotech (the "ROFR Agreement"). Per the conditions of the ROFR Agreement, the lessor agreed not to sell the facility and site leased by Glycotech during the term of the Glycotech Agreement. In the event that the lessor is presented with an offer to sell or decides to sell an adjacent parcel, the Company has the right of first refusal to acquire it.

The Company has determined that the arrangement with Glycotech qualifies as a VIE. The Company determined that it is the primary beneficiary of this arrangement because it has the power through the management committee over which it has majority control to direct the activities that most significantly impact Glycotech's economic performance. In addition, the Company is required to fund 100% of Glycotech's actual operating costs for providing services each month while the facility is in operation under the Glycotech Agreement. Accordingly, the Company consolidates the financial results of Glycotech. As of September 30, 2013, the carrying amounts of the consolidated VIE's assets and liabilities were not material to the Company's condensed consolidated financial statements.

The table below reflects the carrying amount of the assets and liabilities of the two consolidated VIEs for which the Company is the primary beneficiary. As of September 30, 2013, the assets include $22.7 million in property, plant and equipment, $4.1 million in other assets and $0.4 million in current assets. The liabilities include $0.2 million in accounts payable and accrued current liabilities and $0.1 million in loan obligations by Glycotech to its shareholders that are non-recourse to the Company. The creditors of each consolidated VIE have recourse only to the assets of that VIE.

	September 30,	December 31,
(In thousands)	2013	2012
Assets	$27,118	$29,564
Liabilities	$335	$355
The change in noncontrolling interest for the nine months ended September 30, 2013 and 2012 is summarized below (in thousands):

	2013	2012
Balance at January 1	$(877)	$(240)
Foreign currency translation adjustment	55	209
Gain (loss) attributable to noncontrolling interest	232	(772)
Balance at September 30	$(590)	$(803)

8. Significant Agreements

Tate & Lyle Termination Agreement

In June 2013, the Company and Tate & Lyle entered into a Termination Agreement to terminate the parties’ November 2010 contract manufacturing agreement (the “Contract Manufacturing Agreement”). The Termination Agreement resolves all outstanding issues that had arisen in connection with the Company’s relationship with Tate & Lyle.

The Contract Manufacturing Agreement had secured manufacturing capacity for farnesene through 2016 at Tate & Lyle’s facility in Decatur, Illinois. The Contract Manufacturing Agreement included a base monthly payment and a variable payment based on production volume at the Tate & Lyle facility. With the Company’s commencement of production at its farnesene facility located in Brazil, the Company determined that the Contract Manufacturing Agreement was no longer desired from a cost and operational perspective. The Company had no production at the Tate & Lyle facility since the first quarter of 2013.

Pursuant to the Termination Agreement, the Company is required to make four payments to Tate & Lyle, totaling approximately $8.8 million, of which $3.6 million is to satisfy outstanding obligations and $5.2 million is in lieu of additional payments otherwise owed under the Contract Manufacturing Agreement. These four payments are due under the Termination Agreement between July 17, 2013 and December 16, 2013, and are deemed to be in full satisfaction of all amounts otherwise owed under the Contract Manufacturing Agreement. Under the Termination Agreement, no further payments will be owed for the remaining term of the Contract Manufacturing Agreement (i.e., through 2016). As a result, the Company recorded a loss of $8.4 million which is included in the loss on purchase commitments and write-off of production assets and consisted of an impairment charge of $6.7 million relating to Company-owned equipment at the Tate & Lyle facility, a $2.7 million write off of an unamortized portion of equipment costs funded by the Company for Tate & Lyle, offset by a reversal of $1.0 million provision for loss on fixed purchase commitments. As of September 30, 2013. the Company had an outstanding liability of $2.6 million pertaining to its obligations under the Termination Agreement.

Collaboration Partner Joint Development and License Agreement

In April 2013, the Company entered into a joint development and license agreement with a collaboration partner. Under the terms of the multi-year agreement, the collaboration partner and the Company will jointly develop certain fragrance ingredients. The collaboration partner will have exclusive rights to these fragrance ingredients for applications in the flavors and fragrances field, and the Company will have exclusive rights in other fields. The collaboration partner and the Company will share in the economic value derived from these ingredients. The joint development and license agreement provides for up to $6.0 million in funding based upon the achievement of certain technical milestones which are considered substantive by the Company during the first phase of the collaboration.

Collaboration Partner Master Collaboration Agreement

In March 2013, the Company entered into a Master Collaboration Agreement with a collaboration partner to establish a collaboration for the development and commercialization of multiple renewable flavors and fragrances ("F&F") compounds. Under this agreement, except for rights granted under preexisting collaboration relationships, the Company granted the collaboration partner exclusive access for such compounds to specified Company intellectual property for the development and commercialization of F&F products in exchange for research and development funding and a profit sharing arrangement. The agreement superseded and expanded a prior collaboration agreement between the Company and the collaboration partner.

The agreement provides annual up-front funding to the Company by the collaboration partner of $10.0 million for each of the first three years of the collaboration. The initial payment of $10.0 million was received by the Company in March 2013 of which $2.5 million and $5.4 million were recognized as revenue for the three and nine months ended September 30, 2013, respectively. The agreement contemplates additional funding by the collaboration partner of up to $5.0 million under three potential milestone payments, as well as additional funding by the collaboration partner on a discretionary basis. Under the Company's revenue recognition policy for milestone payments, for arrangements that include milestones that are determined to be substantive and at risk at the inception of the arrangement, revenue is recognized upon achievement of the milestone and is limited to those amounts whereby collectability is reasonably assured.

In addition, the agreement contemplates that the parties will mutually agree on a supply price for each compound and share product margins from sales of each compound on a 70/30 basis (70% for the collaboration partner) until the collaboration partner receives $15.0 million more than the Company in the aggregate, after which the parties will share 50/50 in the product margins on all compounds. The Company also agreed to pay a one-time success bonus of up to $2.5 million to the collaboration partner for outperforming certain commercialization targets. The collaboration partner eligibility to receive the one-time success bonus commences upon the first sale of the first the collaboration partner's product.

The agreement does not impose any specific research and development commitments on either party after year six, but if the parties mutually agree to perform development after year six, the agreement provides that the parties will fund it equally.

Under the agreement, the parties jointly select target compounds, subject to final approval of compound specifications by the collaboration partner. During the development phase, the Company is required to provide labor, intellectual property and technology infrastructure and the collaboration partner is required to contribute downstream polishing expertise and market access. The agreement provides that the Company will own research and development and strain engineering intellectual property, and the collaboration partner will own blending and, if applicable, chemical conversion intellectual property. Under certain circumstances such as the Company's insolvency, the collaboration partner gains expanded access to the Company's intellectual property. Following development of F&F compounds under the agreement, the agreement contemplates that the Company will manufacture the initial target molecules for the compounds and the collaboration partner will perform any required downstream polishing, distribution, sales and marketing.

9. Goodwill and Intangible Assets

The following table presents the components of the Company's intangible assets (in thousands):

		September 30, 2013			December 31, 2012
	Useful Life in Years	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
In-process research and development	Indefinite	$8,560	$—	$8,560	$8,560	$—	$8,560
Acquired licenses and permits	2	772	(772)	—	772	(740)	32
Goodwill	Indefinite	560	—	560	560		560
		$9,892	$(772)	$9,120	$9,892	$(740)	$9,152

The following table presents the activity of intangible assets for the nine months ended September 30, 2013 (in thousands):

	December 31, 2012				September 30, 2013
	Net Carrying Value	Additions	Adjustments	Amortization	Net Carrying Value
In-process research and development	$8,560	$—	$—	$—	$8,560
Acquired licenses and permits	32	—	—	(32)	—
Goodwill	560	—	—	—	560
	$9,152	$—	$—	$(32)	$9,120

The intangible assets acquired through the Draths Corporation acquisition in October 2011 of in process research and development of $8.6 million and goodwill of $0.6 million are treated as indefinite lived intangible assets until completion or abandonment of the projects, at which time the assets will be amortized over the remaining useful life or written-off, as appropriate. If the carrying amount of the assets is greater than the measures of fair value, impairment is considered to have occurred and a write-down of the asset is recorded. Any finding that the value of its intangible assets has been impaired would require the Company to write-down the impaired portion, which could reduce the value of its assets and reduce (increase) its net income (loss) for the year in which the related impairment charges occur. As of September 30, 2013 and December 31, 2012 no impairment on the goodwill and intangible assets were recorded.

Acquired licenses and permits are amortized using a straight-line method over its estimated useful life. Amortization expense for this intangible was zero and $0.1 million for the three months ended September 30, 2013 and 2012, respectively and was $32,000 and $0.3 million for the nine months ended September 30, 2013 and 2012, respectively. As of September 30, 2013, acquired licenses and permits were fully amortized.

10. Stockholders’ Equity

February 2012 Private Placement

In February 2012, the Company completed a private placement of 10,160,325 shares of its common stock at a price of $5.78 per share for aggregate proceeds of $58.7 million. In connection with this private placement, the Company entered into an agreement with an investor to purchase additional shares of the Company's common stock for an additional $15.0 million by March 2013 upon satisfaction by the Company of criteria associated with the commissioning of the Company's production plant in Brotas, Brazil. This additional investment was provided by the investor through a $10.0 million investment in a private placement completed by the Company in December 2012 and subsequently, through a $5.0 million investment in a private placement completed by the Company in March 2013.

May 2012 Private Placement

In May 2012, the Company completed a private placement of 1,736,100 shares of its common stock at a price of $2.36 per share for aggregate proceeds of $4.1 million.

December 2012 Private Placement

In December 2012, the Company completed a private placement of 14,177,849 shares of its common stock at a price of $2.98 per share for aggregate proceeds of $37.2 million and the cancellation of $5.0 million worth of outstanding senior unsecured convertible promissory notes previously issued to Total by the Company. The Company issued 1,677,852 shares to Total in exchange for this note cancellation. Net cash received for this private placement as of December 31, 2012 was $22.2 million and the remaining $15.0 million of proceeds was received in January 2013. In connection with this transaction, the Company entered into a letter agreement with an investor under which the Company acknowledged that the investor's initial investment of $10.0 million in December 2012 represented partial satisfaction of the investor's preexisting contractual obligation to fund $15.0 million by March 31, 2013 upon satisfaction by the Company of criteria associated with the commissioning of the Company's production plant in Brotas, Brazil.

In January 2013, the Company received $15.0 million in proceeds from the private placement offering that closed in December 2012. Consequently, the Company issued 5,033,557 shares of the 14,177,849 shares of the Company's common stock.

March 2013 Private Placement

In March 2013, the Company completed a private placement of 1,533,742 shares of its common stock at a price of $3.26 per share for aggregate proceeds of $5.0 million. This private placement represented the final tranche of an investor's preexisting contractual obligation to fund $15.0 million upon satisfaction by the Company of certain criteria associated with the commissioning of the Company's production plant in Brotas, Brazil.

Evergreen Shares for 2010 Equity Plan and 2010 ESPP

On January 23, 2013, the Company's Board of Directors (the "Board") approved an increase to the number of shares available for issuance under the Company's 2010 Equity Incentive Plan (the "Equity Plan") and the 2010 Employee Stock Purchase Plan (the "ESPP"). These shares represent an automatic annual increase in the number of shares available for issuance under the Equity Plan and the ESPP of 3,435,483 and 687,096, respectively, equal to 5% and 1%, respectively, of 68,709,660 shares, the total outstanding shares of the Company’s common stock as of December 31, 2012. This automatic increase was effective as of January 1, 2013. Shares available for issuance under the Equity Plan and ESPP were initially registered on a registration statement on Form S-8 filed with the Securities and Exchange Commission on October 1, 2010 (Registration No. 333-169715). The Company filed registration statements on Form S-8 on March 28, 2013 and May 20, 2013 with respect to the shares added by the automatic increase on January 1, 2013.

11. Stock-Based Compensation

The Company’s stock option activity and related information for the nine months ended September 30, 2013 was as follows:

	Number Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
				(in thousands)
Outstanding - December 31, 2012	8,946,592	$9.07	7.5	$954
Options granted	2,772,130	$2.83
Options exercised	(193,166)	$0.87
Options cancelled	(2,389,042)	$9.56
Outstanding - September 30, 2013	9,136,514	$7.23	7.72	$71

Vested and expected to vest after September 30, 2013	8,454,008	$7.44	7.61	$71
Exercisable at September 30, 2013	3,950,398	$9.70	6.18	$71

The aggregate intrinsic value of options exercised under all option plans was $0.1 million and $2.0 million for the three months ended September 30, 2013 and 2012, respectively, and was $0.4 million and $2.7 million for the nine months ended September 30, 2013 and 2012, respectively, determined as of the date of option exercise.

The Company’s restricted stock units ("RSUs") and restricted stock activity and related information for the nine months ended September 30, 2013 was as follows:

	RSUs	Weighted Average Grant-Date Fair Value	Weighted Average Remaining Contractual Life (Years)
Outstanding - December 31, 2012	2,550,799	$7.92	1.3
Awarded	1,100,000	$2.84	—
Vested	(654,619)	$5.91	—
Forfeited	(360,995)	$3.92	—
Outstanding - September 30, 2013	2,635,185	$4.20	1.05
Expected to vest after September 30, 2013	2,389,722	$4.20	0.98

The following table summarizes information about stock options outstanding as of September 30, 2013:

	Options Outstanding			Options Exercisable
Exercise Price	Number of Options	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
$0.10—$2.76	1,218,972	8.34	$2.63	248,047	$2.31
$2.79—$2.85	964,895	9.75	$2.79	68	$2.85
$2.87—$2.87	917,000	9.67	$2.87	—	$—
$2.89—$3.12	918,271	9.14	$2.99	204,297	$3.04
$3.23—$3.83	189,639	8.79	$3.31	86,438	$3.39
$3.86—$3.86	1,045,052	8.16	$3.86	416,769	$3.86
$3.93—$4.06	992,731	4.25	$3.95	926,064	$3.94
$4.31—$14.28	919,609	6.11	$6.80	748,254	$6.38
$16.00—$19.61	942,063	7.05	$16.31	600,610	$16.29
$20.41—$30.17	1,028,282	6.84	$23.86	719,851	$23.62
$0.10—$30.17	9,136,514	7.72	$7.23	3,950,398	$9.70

Stock-Based Compensation Expense

Stock-based compensation expense related to options and restricted stock units granted to employees and nonemployees was allocated to research and development expense and sales, general and administrative expense as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Research and development	$1,132	$1,450	$3,428	$4,521
Sales, general and administrative	3,301	4,515	10,183	16,879
Total stock-based compensation expense	$4,433	$5,965	$13,611	$21,400

As of September 30, 2013, there was unrecognized compensation expense of $18.0 million related to stock options, and the Company expects to recognize this expense over a weighted average period of 2.84 years. As of September 30, 2013, there was unrecognized compensation expense of $5.3 million related to RSUs, and the Company expects to recognize this expenses over a weighted average period of 1.59 years.

Stock-based compensation expense for RSUs is measured based on the closing fair market value of the Company's common stock on the date of grant. Stock-based compensation expense for stock options and employee stock purchase plan rights is estimated at the grant date and offering date, respectively, based on the fair-value using the Black-Scholes option pricing model. The fair value of employee stock options is being amortized on a straight-line basis over the requisite service period of the awards. The fair value of employee stock options was estimated using the following weighted-average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Expected dividend yield	—%	—%	—%	—%
Risk-free interest rate	1.6%	0.9%	1.4%	1.1%
Expected term (in years)	6.1	5.9	6.1	6.0
Expected volatility	81%	79%	82%	76%

The fair value of nonemployee stock options was estimated using the following weighted-average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Expected dividend yield	—%	—%	—%	—%
Risk-free interest rate	1.2%	1.3%	1.4%	1.5%
Expected term (in years)	4.0	6.9	5.3	7.1
Expected volatility	81%	79%	82%	77%

12. Related Party Transactions

February 2012 Private Placement

In February 2012, the Company completed a private placement of 10,160,325 shares of its common stock at a price of $5.78 per share for aggregate proceeds of $58.7 million pursuant to a securities purchase agreement, among the Company and certain existing investors, including Total and Temasek, each a beneficial owner of more than 5% of the Company's existing common stock at the time of the transaction. In addition, members of the Board and certain parties related to such directors participated in the offering.

May 2012 Private Placement

In May 2012, the Company completed a private placement of 1,736,100 shares of its common stock at a price of $2.36 per share for aggregate proceeds of $4.1 million pursuant to a series of Common Stock Purchase Agreements, among the Company and members of the Board and certain parties related to such directors.

March 2013 Private Placement

In March 2013, the Company completed a private placement of 1,533,742 shares of its common stock to an existing stockholder, Biolding Investment SA ("Biolding"), at a price of $3.26 per share for aggregate proceeds of $5.0 million. This private placement represented the final tranche of Biolding's preexisting contractual obligation to fund $15.0 million upon satisfaction by the Company of certain criteria associated with the commissioning of the Company's production plant in Brotas, Brazil.

Letter Agreement with Total

In March 2013, the Company entered into a letter agreement with Total that reduced the conversion price of convertible promissory notes issuable under the Total Purchase Agreement, as described under “Related Party Convertible Notes” in Note 6, "Debt."

Related Party Financings

In June 2013, the Company sold and issued a 1.5% Senior Unsecured Convertible Note to Total in the face amount of $10.0 million with a March 1, 2017 maturity date pursuant to the Total Purchase Agreement as discussed above under “Related Party Convertible Notes” in Note 6, “Debt."

In July 2013, the Company sold and issued a 1.5% Senior Unsecured Convertible Note to Total in the face amount of $20.0 million with a March 1, 2017 maturity date pursuant to the Total Purchase Agreement as discussed above under “Related Party Convertible Notes” in Note 6, “Debt."

In August 2013, the Company entered into a securities purchase agreement by and among the Company, Total and Temasek, each a beneficial owner of more than 5% of the Company's existing common stock at the time of the transaction, for a private placement of convertible promissory notes in an aggregate principal amount of $73.0 million (see Note 1, "The Company"). The initial closing of the August 2013 Financing was completed in October 2013 (see Note 17, "Subsequent Events").

In September 2013, the Company entered into a bridge loan agreement with an existing investor to provide additional cash availability of up to $5.0 million as needed before the initial closing of the August 2013 Financing. The Company did not use this facility and it expired in October 2013 in accordance with its terms.

In October 2013, the Company sold and issued a senior secured promissory note to Temasek for a bridge loan of $35.0 million. The note was due on February 2, 2014 and accrued interest at a rate of 5.5% each four months from October 4, 2013 (with a rate of 2% per month if a default occurred). The note was cancelled as payment for the investor’s purchase of the first tranche convertible note in the August 2013 Financing.

Related Party Revenue

The Company recognized related party product sales from Novvi for the three and nine months ended September 30, 2013, of $1.0 million and $1.1 million, respectively. For both the three months ended September 30, 2013 and 2012, the Company recorded zero and for the nine months ended September 30, 2013 and 2012, the Company recorded $2.6 million and zero, respectively, of revenue from the research and development activities that it has performed on behalf of Novvi. The related party accounts receivables from Novvi as of September 30, 2013 and December 31, 2012, was $1.1 million and zero, respectively.

As a result of the July 2012 agreements with Total, the Company recognized related party collaboration revenue from Total for the three and nine months ended September 30 2012, of $9.8 million associated with the diesel and jet fuel research and development program.

13. Income Taxes

For the three months ended September 30, 2013 and 2012, the Company recorded a benefit from income taxes of $1.4 million and provision for income taxes of $0.3 million, respectively, and a benefit from income taxes of $1.0 million and provision for income taxes of $0.8 million for the nine months ended September 30, 2013 and 2012, respectively. In September 2013, the Company entered into a letter agreement with Amyris Brasil Ltda., its wholly owned Brazilian subsidiary, agreeing to convert principal amount of approximately R$89.7 million (US$40.2 million based on the exchange rate as of September 30, 2013) of intercompany loans into equity in Amyris Brasil Ltda. The converted amount excluded accrued interest on the intercompany loan subject to conversion, and therefore the Company is no longer subject to potential withholding taxes on the loan interest. As a result, the Company recorded a tax benefit of approximately $1.6 million related to the reversal of previously accrued withholding taxes.

Other than the above mentioned provision for income tax, no additional provision for income taxes has been made, net of the valuation allowance, due to cumulative losses since the commencement of operations.

As of September 30, 2013, the US Internal Revenue Service (the "IRS") has completed its audit of the Company for tax year 2008 which concluded that there were no adjustments resulting from the audit. While the statutes are closed for tax year 2008, the US federal tax carryforwards (net operating losses and tax credits) may be adjusted by the IRS in the year in which the carryforward is utilized.

In January 2013, the American Taxpayer Relief Act of 2012 (the "ATRA") was enacted. Under prior law, a taxpayer was entitled to a research tax credit for qualifying amounts incurred through December 31, 2011. The ATRA extends the research credit for two years for qualified research expenditures incurred through the end of 2013. The extension of the research credit is retroactive and includes amounts incurred after 2011. The benefit of the reinstated credit did not impact the income statement in the period of enactment, which is the first quarter of 2013, as the research and development credit carryforwards are offset by a full valuation allowance.

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

Revenues by geography are based on the location of the customer. The following tables set forth revenue and long-lived assets by geographic area (in thousands):

Revenues

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
United States	$2,037	$3,905	$12,060	$46,807
Brazil	1,046	1,053	3,123	2,741
Europe	2,829	12,452	7,059	15,785
Asia	1,092	1,698	3,480	2,507
Total	$7,004	$19,108	$25,722	$67,840

Long-Lived Assets

	September 30,	December 31,
	2013	2012
United States(1)	$56,558	$70,085
Brazil(1)	82,649	91,170
Europe	1,511	1,866
Total	$140,718	$163,121

(1)
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

The components of accumulated other comprehensive loss are as follows (in thousands):

	September 30, 2013	December 31, 2012
Foreign currency translation adjustment, net of tax	$(16,961)	$(12,807)
Total accumulated other comprehensive loss	$(16,961)	$(12,807)

16. Net Loss Attributable to Common Stockholders and Net Loss per Share

The Company computes net loss per share in accordance with ASC 260, “Earnings per Share.” Basic net loss per share of common stock is computed by dividing the Company’s net loss attributable to Amyris, Inc. common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share of common stock is computed by giving effect to all potentially dilutive securities, including stock options, restricted stock units, common stock warrants, using the treasury stock method or the as converted method, as applicable. For all periods presented, basic net loss per share was the same as diluted net loss per share because the inclusion of all potentially dilutive securities outstanding was anti-dilutive. As such, the numerator and the denominator used in computing both basic and diluted net loss are the same for each period presented.

The following table presents the calculation of basic and diluted net loss per share of common stock attributable to Amyris, Inc. common stockholders (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Numerator:
Net loss attributable to Amyris, Inc. common stockholders	$(24,199)	$(20,293)	$(95,689)	$(161,647)
Denominator:
Weighted average shares of common stock outstanding used in computing net loss per share of common stock, basic and diluted	76,205,853	58,964,226	75,167,877	55,552,949
Net loss per share attributable to common stockholders, basic and diluted	$(0.32)	$(0.34)	$(1.27)	$(2.91)

The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share of common stock for the periods presented because including them would have been anti-dilutive:

	Three and Nine Months Ended September 30,
	2013	2012
Period-end stock options to purchase common stock	9,136,514	8,345,400
Convertible promissory notes	20,110,650	11,077,785
Period-end common stock subject to repurchase	1	301
Period-end common stock warrants	21,087	21,087
Period-end restricted stock units	2,635,185	1,712,899
Total	31,903,437	21,157,472

17. Subsequent Events

Total Amendment Agreement

In October 2013, the Company entered into a letter agreement with Total relating to the Temasek Bridge Note and to the closing of the August 2013 Financing (the "Amendment Agreement"). In the August 2013 Financing, the Company was required to provide the purchasers under the August 2013 SPA with a security interest in the Company’s intellectual property if Total still held such security interest as of the initial closing of the August 2013 Financing. Under the terms of a previous Intellectual Property Security Agreement by and between the Company and Total (the "Security Agreement"), the Company had previously granted a security interest in favor of Total to secure the obligations of the Company under certain convertible promissory notes issued and issuable to Total under the Company’s purchase agreement with Total Purchase Agreement. The Security Agreement provides that such security interest will terminate if Total and the Company enter into certain agreements relating to the formation of the Fuels JV. To induce Total to (i) permit the Company to grant the security interest under the Temasek Bridge Note and the August 2013 Financing and (ii) waive a secured debt limitation contained in the outstanding convertible promissory notes held by Total (the “Total Securities”), the Company entered into the Amendment Agreement. Under the Amendment Agreement, the Company agreed to reduce, effective December 2, 2013, the conversion price for the Total Securities issued in 2012 (approximately $48.3 million of which are outstanding as of the date hereof) from $7.0682 per share to $2.20, the market price per share of the Company’s Common Stock as of the signing of the Amendment Agreement, as determined in accordance with applicable NASDAQ rules, unless the Company and Total enter into the JV Agreements on or prior to December 2, 2013.

Related Party Financings

In October 2013, the Company sold and issued the Temasek Bridge Note to Temasek for a bridge loan of $35.0 million. The Temasek Bridge Note was due on February 2, 2014 and accrued interest at a rate of 5.5% each four months from October 4, 2013. The note was cancelled on October 16, 2013 as payment for Temasek’s purchase of the first tranche convertible note in the August 2013 Financing.

In October 2013, the Company amended the August 2013 SPA (see Note 1, "The Company") to include an additional cash investor in the first tranche convertible promissory notes in the principal amount of $7.6 million, and to proportionally increase the amount acquired through pro rata rights to $14.6 million ($9.2 million in the first tranche and up to $5.4 million in the second tranche). Also in October 2013, the Company completed the closing of the first tranche of the August 2013 Financing, issuing a total of $51.8 million in convertible promissory notes (the “Tranche I Notes”) for cash proceeds of $7.6 million and cancellation of outstanding convertible promissory notes of $44.2 million, of which $35.0 million resulted from cancellation of the Temasek Bridge Note. The Tranche I Notes are due sixty months from the date of issuance and will be convertible into the Company’s common stock at a conversion price equal to $2.44, subject to adjustment as described below. The Tranche I Notes are convertible at the option of the holder: (i) at any time after 18 months from the date of the August 2013 SPA, (ii) on a change of control of the Company and (iii) upon the occurrence of an event of default. The conversion price of the Tranche I Notes will be reduced to $2.15 if a specified Company manufacturing plant fails to achieve a total production of 1.0 million liters within a run period of 45 days prior to June 30, 2014, the Company fails to achieve gross margins from product sales of at least 5% prior to June 30, 2014, or the Company reduces the conversion price of certain existing promissory notes held by Total prior to the repayment or conversion of the Tranche I Notes. If either of the production and margin milestones occur, and in addition, the Company reduces the conversion price of certain existing promissory notes held by Total prior to the repayment or conversion of the Tranche I Notes, the conversion price of the Tranche I Notes will be reduced to $1.87. Each Tranche I Note accrues interest from the date of issuance until the earlier of the date that such Tranche I Note is converted into the Company’s common stock or is repaid in full. Interest accrues at a rate of 5% per six months, compounded semiannually (with graduated interest rates of 6.5% applicable to the first 180 days and 8% applicable thereafter as the sole remedy should the Company fail to maintain NASDAQ listing status or at 6.5% for all other defaults). Interest for the first 30 months is payable in kind and added to the principal every six-months and thereafter, the Company may continue to pay interest in kind by adding to the principal every six-months or may elect to pay interest in cash. The Tranche I Notes may be prepaid by the Company after 30 months from the issuance date and initial interest payment; thereafter the Company has the option to prepay the Tranche I Notes every six months at the date of payment of the semi-annual coupon.

The convertible promissory notes issuable in the second tranche of the August 2013 Financing (the “Tranche II Notes”) would be due 5 years after the date of the issuance of the first Tranche II Notes and would be subject to a conversion price equal to $2.87, subject to adjustment as described below. Specifically, the Tranche II Notes would be convertible at the option of the holder (i) at any time 12 months after issuance, (ii) on a change of control of the Company, and (iii) upon the occurrence of an event of default. Each Tranche II Notes will accrue interest from the date of issuance until the earlier of the date that such Tranche II Notes is converted into the Company's common stock or repaid in full. Interest will accrue at a rate per annum equal to 10%, compounded annually (with graduated interest rates of 13% applicable to the first 180 days and 16% applicable thereafter as the sole remedy should the Company fail to maintain NASDAQ listing status or at a rate equal to 12% for all other defaults). Interest for the first 36 months shall be payable in kind and added to the principal every year following the issue date and thereafter, the Company may continue to pay interest in kind by adding to the principal on every year anniversary of the issue date or may elect to pay interest in cash.

In addition to the conversion price adjustments set forth above, the conversion prices of the Tranche I Notes and Tranche II Notes are subject to further adjustment (i) according to proportional adjustments to outstanding common stock of the Company in case of certain dividends and distributions, (ii) according to anti-dilution provisions, and (iii) with respect to notes held by any purchaser other than Total, in the event that Total exchanges existing convertible notes for new securities of the Company in connection with future financing transactions in excess of its pro rata amount. Notwithstanding the foregoing, holders of a majority of the principal amount of the notes outstanding at the time of conversion may waive any anti-dilution adjustments to the conversion price. The purchasers have a right to require repayment of 101% of the principal amount of the notes in the event of a change of control of the Company and the notes provide for payment of unpaid interest on conversion following such a change of control if the purchasers do not require such repayment. The August 2013 SPA, Tranche I Notes and Tranche II Notes include covenants regarding payment of interest, maintenance of the Company’s listing status, limitations on debt and on certain liens, maintenance of corporate existence, and filing of SEC reports. The notes include standard events of default resulting in acceleration of indebtedness, including failure to pay, bankruptcy and insolvency, cross-defaults, and breaches of the covenants in the August 2013 SPA, Tranche I Notes and Tranche II Notes, with default interest rates and associated cure periods applicable to the covenant regarding SEC reporting.

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

Overview

Amyris, Inc. (referred to as the "Company," "Amyris," "we," or "our") is a renewable products company focused on providing sustainable alternatives to a broad range of petroleum-sourced products. We developed innovative microbial engineering and screening technologies that modify the way microorganisms process sugars. We are using our proprietary synthetic biology platform to design microbes, primarily yeast, and use them as living factories in established fermentation processes to convert plant-sourced sugars into renewable hydrocarbons. We are developing, and, in some cases, already commercializing, products from these hydrocarbons in several target industry sectors, including cosmetics, lubricants, flavors and fragrances, performance materials, and transportation fuels. We call these No Compromise products because we design them to perform comparably to or better than currently available products.

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

While our platform is able to utilize a wide variety of feedstocks, we are focusing our large-scale production plans primarily on the use of Brazilian sugarcane as our feedstock because of its renewability, low cost and relative price stability. We have also been able to produce Biofene through the use of other feedstocks such as sugar beets, corn dextrose, sweet sorghum and cellulosic sugars.

Our first purpose-built, large-scale Biofene production plant commenced operations in southeastern Brazil in December 2012. This plant is located at Brotas, in the state of São Paulo, Brazil, and is adjacent to an existing sugar and ethanol mill, Paraiso Bionergia. We have also commenced initial construction of a second large-scale production plant in Brazil, located at the Usina São Martinho sugar and ethanol mill also in the state of São Paulo, Brazil, which we intend to complete the construction of when market developments to support the start-up of that plant.

Our business strategy is focused on our commercialization efforts of specialty products while moving established commodity products, including our fuels and base oil lubricants products, into joint venture arrangements with established industry leaders. We believe this approach will permit access to the capital and resources necessary to support large-scale production and global distribution for our ubiquitous products. Our initial renewable products efforts have been focused on products for the cosmetics, niche fuel opportunities, fragrance oils, and performance materials sector.

Total Relationship

In June 2010, we entered into a collaboration agreement with Total Energies Nouvelles Activités (f.k.a Total Gas & Power USA SAS) ("Total"). This agreement provided for joint collaboration on the development of products through the use of our synthetic biology platform. In connection with this agreement, Total invested $133.2 million in our equity. In November 2011, we entered into an amendment of the collaboration agreement with Total with respect to development and commercialization of Biofene for diesel. This represented an expansion of the initial collaboration with Total, and established a global, exclusive collaboration for the development of Biofene for diesel and a framework for the creation of a joint venture to manufacture and commercialize Biofene for diesel. In addition, a limited number of other potential products were subject to development for the joint venture on a non-exclusive basis. In July 2012, we entered into a further amendment of the collaboration agreement with Total that expanded Total's investment in the Biofene collaboration, incorporated the development of certain joint venture products for use in diesel and jet fuel into the scope of the collaboration, and changed the structure of the funding from Total to include a convertible debt mechanism. In connection with the amendment, we entered into a purchase agreement for the sale of an aggregate of $105.0 million in convertible promissory note (the "Total Purchase Agreement" and together with the amendment to the collaboration agreement, the "July 2012 Agreements"). Under the new agreements, we issued senior unsecured convertible notes to Total for an aggregate of $30.0 million in new cash in the third quarter of 2012 and an additional $30.0 million in 2013. Total may decide to provide further funding in 2014 and 2015. Upon completion of the research and development program, we and Total would form a joint venture company that would have exclusive rights to produce and market renewable diesel and/or jet fuel. Should Total decide not to pursue commercialization, under certain conditions, it is eligible to recover up to $100.0 million, payable in March 2017, in the form of cash or in the form of common stock at an initial conversion price of $7.0682 per share for those notes issued in 2012 and an initial conversion price of $3.08 per share for those notes issued in 2013 as determined under the March 2013 Letter Agreement (as described below).

In connection with a private placement of our common stock that occurred in December 2012, Total elected to participate by exchanging approximately $5.0 million of its $53.3 million in senior unsecured convertible debt outstanding for 1,677,852 shares of our Common Stock at the purchase price in this private placement of $2.98 per share. As such, $5.0 million of the then outstanding $53.3 million in senior unsecured convertible debt was cancelled.

In March 2013, we entered into a letter agreement with Total (the "March 2013 Letter Agreement") under which Total agreed to waive its right to cease its participation in our fuels collaboration at the July 2013 decision point and committed to proceed with the July 2013 funding tranche of $30.0 million (subject to our satisfaction of the relevant closing conditions for such funding in the Total Purchase Agreement). As consideration for this waiver and commitment, we agreed to:

•
Reduce the conversion price for the senior unsecured convertible promissory notes to be issued in connection with such funding from $7.0682 per share to a price per share equal to the greater of (i) the consolidated closing bid price of our common stock on the date of the March 2013 Letter Agreement, plus $0.01, and (ii) $3.08 per share, provided that the conversion price would not be reduced by more than the maximum possible amount permitted under the rules of The NASDAQ Stock Market ("NASDAQ") such that the new conversion price would require the Company to obtain stockholder consent; and

•
Grant Total a senior security interest in our intellectual property, subject to certain exclusions and subject to release by Total when we and Total enter into final documentation regarding the establishment of a new joint venture between Total and Company for the commercialization of the products encompassed by the Company's diesel and jet fuel research and development program (the "Fuels JV").

In addition to the waiver by Total described above, Total also agreed that, at our request and contingent upon us meeting our obligations described above, it would pay advance installments of the amounts otherwise payable under the Total Purchase Agreement in July 2013.  Specifically, if we requested such advance installments, subject to certain closing conditions and delivery of certifications regarding our cash levels, Total was obligated to fund $10.0 million no later than May 15, 2013, and an additional $10.0 million no later than June 15, 2013, with the remainder to be funded on the original July 2013 closing date.

In June 2013, we sold and issued a 1.5% Senior Unsecured Convertible Note to Total in an aggregate principal amount of $10.0 million with a maturity date of March 1, 2017 pursuant to the Total Purchase Agreement. This convertible note has a conversion price of $3.08 per share in accordance with the March 2013 Letter Agreement. We did not request the May advance described above, but did request the June advance, under which this convertible note was issued. Subsequently, in July 2013, we sold and issued a $20.0 million senior unsecured convertible note to Total with the same conversion price as the note sold to Total in June 2013. This purchase and sale completed Total's commitment to purchase $30.0 million of such notes by July 2013.

In October 2013, we entered into the letter agreement with Total relating to the Temasek Bridge Note (as defined below) and to the closing of our August 2013 Financing (as defined below) discussed below under “Financing,” (the "Amendment Agreement"). In the August 2013 Financing, we were required to provide the purchasers under the August 2013 SPA (as defined below) with a security interest in our intellectual property if Total still held such security interest as of the initial closing of the August 2013 Financing. Under the terms of a previous Security Agreement with Total, we had previously granted a security interest in favor of Total to secure our obligations under certain convertible promissory notes issued and issuable to Total under the Total Purchase Agreement. The Security Agreement provides that such security interest will terminate if we and Total enter into certain agreements relating to the formation of the Fuels JV (the "JV Agreements"). To induce Total to (i) permit us to grant the security interest under the Temasek Bridge Note and the August 2013 Financing and (ii) waive a secured debt limitation contained in our outstanding Total convertible promissory notes, we entered into the Amendment Agreement. Under the Amendment Agreement, we agreed to reduce, effective December 2, 2013, the conversion price for the Total convertible promissory notes issued in 2012 (approximately $48.3 million of which are outstanding as of the date hereof) from $7.0682 per share to $2.20, the market price per share of the Company’s Common Stock as of the signing of the Amendment Agreement, as determined in accordance with applicable NASDAQ rules, unless we and Total enter into the JV Agreements on or prior to such date.

In October 2013, Total canceled $9.2 million of outstanding convertible promissory notes with a conversion price of $7.0682 as payment for the Tranche I Notes issued to Total in the first closing of our August 2013 Financing. We expect that Total will cancel an additional portion of its outstanding convertible promissory notes in connection with its exercise of pro rata rights in future closings of our August 2013 Financing (with the final amount of such cancellation to be determined based on the final size of each such closing).

Sales and Revenue

To commercialize our Biofene-derived product, squalane, in the cosmetics sector for use as an emollient, we have entered into a number of distribution agreements in Europe, Asia, and North America. As an initial step towards commercialization of Biofene-based diesel, we have entered into agreements with municipal fleet operators in Brazil. Our diesel fuel is supplied to the largest Company in Brazil’s fuel distribution segment which blends our product with petroleum diesel, and sells to a number of bus fleet operators. For the industrial lubricants market, we established a joint venture with Cosan for the worldwide development, production and commercialization of renewable base oils in the lubricant sector.

We transitioned out of the ethanol and ethanol-blended business during the third quarter ended September 30, 2012. We do not expect to be able to replace prior year revenue levels in the near term as a result of this transition, particularly in 2013 while we focus our efforts to establish our renewable products business.

Financing

In 2012, we completed multiple financings involving loans and convertible debt and equity offerings. In February 2012, we completed a private placement of 10.2 million shares of our common stock for aggregate proceeds of $58.7 million and raised $25.0 million from an offering of senior unsecured convertible promissory notes. In May 2012, we completed a private placement of 1.7 million shares of our common stock for aggregate proceeds of $4.1 million. In July 2012, we sold and issued to Total a senior unsecured convertible promissory note in the face amount of $38.3 million for cash proceeds of $15.0 million and our repayment of $23.3 million in previously-provided research and development funds. In September 2012, we completed a sale of an additional senior unsecured convertible promissory note to Total for additional cash proceeds of $15.0 million. In December 2012, we completed a private placement of 14,177,849 shares of our common stock for aggregate proceeds of $37.2 million and the cancellation by Total of $5.0 million of outstanding senior unsecured convertible promissory notes. We issued 1,677,852 shares of our common stock to Total in exchange for this cancellation. Net cash received for this private placement as of December 31, 2012 was $22.2 million and the remaining $15.0 million of proceeds was received in January 2013. In connection with this private placement, we entered into a letter agreement with Biolding Investment SA ("Biolding") under which we acknowledged that Biolding's initial investment of $10.0 million in December 2012 represented partial satisfaction of its preexisting contractual obligation to fund $15.0 million by March 31, 2013 upon satisfaction by us of criteria associated with the commissioning of our production plant in Brotas, Brazil.

In March 2013, we completed a private placement of 1,533,742 of our common stock to Biolding for aggregate proceeds of $5.0 million. This private placement represented the final tranche of Biolding's preexisting contractual obligation to fund $15.0 million upon satisfaction by us of certain criteria associated with the commissioning of our production plant in Brotas, Brazil.

Pursuant to the March 2013 Letter Agreement discussed above under the caption "Total Relationship", we sold and issued a $10.0 million senior unsecured convertible note to Total with an initial conversion price of $3.08 per share in June 2013. Subsequently, in July 2013, we sold a $20.0 million senior unsecured convertible note to Total with the same initial conversion price of $3.08 per share as the note sold in June 2013. The July 2013 purchase and sale completed Total's commitment to purchase $30.0 million of such notes by July 2013.

In October 2013, we completed an additional private placement of convertible promissory notes in the August 2013 Financing as described in more detail below under "Liquidity and Capital Resources." In addition, in September 2013 and October 2013, we entered into two bridge loans with existing investors to provide additional cash availability before the initial closing of the August 2013 Financing.

Liquidity

We have incurred significant losses since our inception and believe that we will continue to incur losses and negative cash flow from operations into at least 2014. As of September 30, 2013, we had an accumulated deficit of $682.0 million and had cash, cash equivalents and short term investments of $6.3 million. We have significant outstanding debt and contractual obligations related to purchase commitments, as well as capital and operating leases. As of September 30, 2013, our debt, net of discount totaled $118.8 million, of which $5.4 million matures within the next twelve months. Additionally, our debt agreements contain various covenants, including restrictions on business that could cause us to be at risk of defaults.

In addition to cash contributions from product sales and debt and equity financings, we also depend on collaboration funding to support our operating expenses. While part of this funding is committed based on existing collaboration agreements, we will need to identify and obtain funding under additional collaborations that are not yet subject to any definitive agreement or are not yet identified. In addition, some of our existing anticipated collaboration funding is subject to our achievement of milestones or other funding conditions.

Comparison of Three Months Ended September 30, 2013 and 2012

Revenues

	Three Months Ended September 30,		Year-to-Year Change	Percentage Change
	2013	2012
	(Dollars in thousands)
Revenues
Ethanol and ethanol-blended gasoline	$—	$1,657	$(1,657)	(100)%
Renewable products	4,144	3,071	1,073	35%
Product sales	4,144	4,728	(584)	(12)%
Grants and collaborations revenue	2,860	14,380	(11,520)	(80)%
Total revenues	$7,004	$19,108	$(12,104)	(63)%

Our total revenues decreased by $12.1 million to $7.0 million for the three months ended September 30, 2013 as compared to the same period in the prior year due to decreased revenues from product sales, grants and collaborations.

Product sales decreased by $0.6 million to $4.1 million with such reductions resulting primarily from the transition out of the ethanol and ethanol-blended gasoline business during the third quarter of 2012. We do not expect to be able to replace prior year revenue levels in the near term as a result of this transition, particularly in 2013, while we focus our efforts to establish our renewable products business. Product sales of our farnesene-derived products increased by $1.1 million in the third quarter of 2013 compared to the prior year. The increase in the third quarter of 2013 is primarily a result of sales to new distributors, increased diesel sales along with related party sales of renewable product to Novvi.

Grants and collaborations revenue decreased in the third quarter of 2013 by $11.5 million to $2.9 million compared to the same period in the prior year. This was primarily due to the revenue recognized from the collaboration agreement with Total in the third quarter of 2012 of $9.8 million and the absence of approximately $1.5 million of revenue from the "Integrated Bio-Refinery" grant from the U.S. Department of Energy as the project was completed in the first quarter of 2013.

Cost and Operating Expenses

	Three Months September 30,		Year-to-Year Change	Percentage Change
	2013	2012
	(Dollars in thousands)
Cost of products sold	$8,328	$4,444	$3,884	87%
Loss on purchase commitments and write off of production assets	—	1,438	(1,438)	nm
Research and development	13,370	15,736	(2,366)	(15)%
Sales, general and administrative	13,057	17,355	(4,298)	(25)%
Total cost and operating expenses	$34,755	$38,973	$(4,218)	(11)%

_____________
nm= not meaningful

Cost of Products Sold

Our cost of products sold increased by $3.9 million to $8.3 million for the three months ended September 30, 2013 compared to the same period in the prior year. Our cost of products sold includes production costs of farnesene-derived products, which includes cost of raw materials, labor and overhead, amounts paid to contract manufacturers and period costs, which include inventory write-downs resulting from applying lower-of-cost-or-market inventory valuations. Cost of farnesene-derived products sold also includes certain costs related to the scale-up in production of such products. As of December 2012, we began operating our own large-scale Biofene production plant located at Brotas, in the state of São Paulo, Brazil.

We transitioned out of the ethanol and ethanol-blended business during the third quarter of 2012 to focus our efforts on establishing our renewable products business and, as a result, the cost of products sold for ethanol and ethanol-blended products declined by $1.4 million for the three months ended September 30, 2013 compared to the same period in the prior year. Production costs of farnesene-derived products sold increased by $5.3 million compared to the prior year mainly due to higher production levels and applying lower of cost or market adjustments against higher production volumes for farnesene-derived products.

Cost of Products Sold Associated with Loss on Purchase Commitments and Write Off of Production Assets

Beginning in March 2012, we initiated a plan to shift a portion of our production capacity from contract manufacturing facilities to Amyris-owned plants that were then under construction. We computed the loss on facility modification costs and fixed purchase commitments using the same approach that is used to value inventory the lower of cost or market value. The computation of the loss on firm purchase commitments is subject to several estimates, including the ultimate selling price of any of our products manufactured at the relevant production facilities, and is therefore inherently uncertain.

Research and Development Expenses

Our research and development expenses decreased by $2.4 million for the three months ended September 30, 2013 compared to the same period in the prior year, primarily as a result of our overall cost reduction efforts and lower spending. The decrease is attributable to a $1.8 million reduction in personnel-related expenses and lower stock-based compensation expense due to lower headcount and, a $0.6 million reduction in other related overhead expenses. Research and development expenses included stock-based compensation expense of $1.1 million and $1.5 million during the three months ended September 30, 2013 and 2012, respectively.

Sales, General and Administrative Expenses

Our sales, general and administrative expenses decreased by $4.3 million for the three months ended September 30, 2013 compared to the same period of the prior year, primarily as a result of our overall cost reduction efforts and lower spending. The decrease is attributed largely to a $2.7 million reduction in personnel-related expenses and lower stock-based compensation expense due to lower headcount, a $0.8 million reduction in consulting and professional service fees, and a $0.8 million reduction in other related overhead expenses. Sales, general and administrative expenses included stock-based compensation expense of $3.3 million and $4.5 million during the three months ended September 30, 2013 and 2012, respectively.

Other Income (Expense)

	Three Months Ended September 30,		Year-to-Year Change	Percentage Change
	2013	2012
	(Dollars in thousands)
Other income (expense):
Interest income	$21	$297	$(276)	(93)%
Interest expense	(2,110)	(1,224)	(886)	72%
Other income (expense), net	4,177	664	3,513	529%
Total other income (expense)	$2,088	$(263)	$2,351	(894)%

Total other income (expense) increased by approximately $2.4 million to $2.1 million for the three months ended September 30, 2013 compared to the same period of the prior year. The increase in total other income (expense) is attributable to an increase in other income (expense), net of $3.5 million, offset by a $0.3 million decrease in interest income due to lower cash balances compared to the same period in the prior year and an increase in interest expense of $0.9 million associated with increased borrowings to fund our operations. The increase in other income (expense), net of $3.5 million is primarily due to the gain recognized from the change in the fair value of the compound derivative liability associated with our senior unsecured convertible promissory notes issued to Total during the period.

Comparison of Nine Months Ended September 30, 2013 and 2012

Revenues

	Nine Months Ended September 30,		Year-to-Year Change	Percentage Change
	2013	2012
	(Dollars in thousands)
Revenues
Ethanol and ethanol-blended gasoline	$—	$38,836	$(38,836)	(100.00)%
Renewable products	11,312	7,779	3,533	45.4%
Product sales	11,312	46,615	(35,303)	(76)%
Grants and collaborations revenue	14,410	21,225	(6,815)	(32)%
Total revenues	$25,722	$67,840	$(42,118)	(62)%

Our total revenues decreased by $42.1 million to $25.7 million for the nine months ended September 30, 2013 as compared to the same period in the prior year due to decreased revenues from product sales, grants and collaborations.

Product sales decreased by $35.3 million to $11.3 million with such reduction resulting primarily from the transitioning out of the ethanol and ethanol-blended gasoline business during the third quarter of 2012. We do not expect to be able to replace prior year revenue levels in the near term as a result of this transition, particularly in 2013, while we focus our efforts on establishing our renewable products business. Product sales of our renewable products increased by $3.5 million to $11.3 million for the nine months ended September 30, 2013 compared to the same period in the prior year as a result of sales to new distributors, increased diesel sales along with related party sales of renewable product to Novvi.

Grants and collaboration revenue decreased in the nine months ended September 30, 2013 by $6.8 million to $14.4 million compared to the same period in the prior year primarily due to the revenue recognized from the collaboration agreement with Total in the third quarter of 2012 of $9.8 million and, the absence of approximately $4.4 million of revenue from the "Integrated Bio-Refinery" grant from the U.S. Department of Energy as the project was completed in the first quarter of 2013, offset by the increase in revenue recognized from collaboration research services with a collaboration partner of $1.5 million, Novvi of $1.8 million and National Renewable Energy Laboratory ("NREL") of $1.5 million, and the achievement of program milestones under the Defense Advance Research Project Agency or DARPA Technology Investment Agreement amounting to $2.6 million.

Costs and Operating Expenses

	Nine Months Ended September 30,		Year-to-Year Change	Percentage Change
	2013	2012
	(Dollars in thousands)
Cost of products sold	$26,141	$71,891	$(45,750)	(64)%
Loss on purchase commitments and write off of production assets	8,423	38,090	(29,667)	(78)%
Research and development	43,116	55,580	(12,464)	(22)%
Sales, general and administrative	42,602	61,301	(18,699)	(31)%
Total costs and operating expenses	$120,282	$226,862	$(106,580)	(47)%

Cost of Products Sold

Our cost of products sold decreased by $45.8 million to $26.1 million for the nine months ended September 30, 2013 compared to the same period in the prior year. Our cost of products sold includes production costs of farnesene-derived products, which includes cost of raw materials, labor and overhead, amounts paid to contract manufacturers and period costs which include inventory write-downs resulting from applying lower of cost or market inventory valuations. Cost of farnesene-derived products sold also includes certain costs related to the scale-up in production of such products. As of December 2012, we began operating our own large-scale Biofene production plant located at Brotas, in the state of São Paulo, Brazil. We transitioned out of our ethanol and ethanol-blended gasoline business during the quarter ended September 30, 2012, which resulted in a reduction of $38.7 million in cost of products sold for the nine months ended September 30, 2013 compared to the same period in the prior year. Production costs of farnesene-derived products sold decreased by $7.1 million compared to the prior year, as prior year costs included write-downs taken from applying lower of cost or market adjustments against higher production levels as we scaled up our renewable operations. This decrease was partly offset by increased production and lower excess capacity charges at various manufacturing facilities.

Cost of Products Sold Associated with Loss on Purchase Commitments and Write Off of Production Assets

Beginning in March 2012, we initiated a plan to shift a portion of our production capacity from contract manufacturing facilities to Amyris-owned plants that were then under construction. As a result, we evaluated our contract manufacturing agreements and, in the first quarter of 2012, recorded a loss of $31.2 million related to facility modification costs and fixed purchase commitments. We recognized an additional charge of $1.4 million in the third quarter of 2012 associated with the loss on fixed purchase commitments. We also recorded an impairment charge of $5.5 million during the three months ended March 31, 2012 related to Amyris-owned equipment at contract manufacturing facilities, based on the excess of the carrying value of the assets over their fair value. We computed the loss on facility modification costs and fixed purchase commitments using the same approach that is used to value inventory at the lower of cost or market value. The computation of the loss on firm purchase commitments is subject to several estimates, including the ultimate selling price of our products manufactured at the relevant production facilities, and is therefore inherently uncertain.

During the nine months ended September 30, 2013, we recorded a loss related to the termination and settlement of our existing agreement with Tate & Lyle, one of our contract manufacturers in the amount of $8.4 million which consisted of an impairment charge of $6.7 million relating to our equipment at Tate & Lyle and a $2.7 million write off of an unamortized portion of equipment costs funded by us for Tate & Lyle, offset by a $1.0 million reversal of our remaining accrual associated with our loss on fixed purchase commitments.

Research and Development Expenses

Our research and development expenses decreased by $12.5 million for the nine months ended September 30, 2013 compared to the same period in the prior year, primarily as a result of our overall cost reduction efforts and lower spending. The decrease is primarily attributable to a $6.0 million reduction in personnel-related expenses and lower stock-based compensation expense due to lower headcount, a $4.2 million reduction in other related overhead expenses, a $2.0 million reduction in consulting and professional services, and a $0.3 million decrease in travel-related expenses. Research and development expenses included stock-based compensation expense of $3.4 million and $4.5 million during the nine months ended September 30, 2013 and 2012, respectively.

Sales, General and Administrative Expenses

Our sales, general and administrative expenses decreased by $18.7 million for the nine months ended September 30, 2013 compared to the same period of the prior year, primarily as a result of our overall cost reduction efforts and lower spending. The decrease is primarily attributable to a $13.0 million reduction in personnel-related expenses associated with lower stock-based compensation expenses and lower headcount, a $3.0 million reduction in consulting, and professional service fees, a $2.2 million reduction in other related overhead expenses, and a $0.5 million reduction in travel-related expenses. Sales, general and administrative expenses included stock-based compensation expenses of $10.2 million and $16.9 million during the nine months ended September 30, 2013 and 2012, respectively.

Other Income (Expense)

	Nine Months Ended September 30,		Year-to-Year Change	Percentage Change
	2013	2012
	(Dollars in thousands)
Other income (expense):
Interest income	$114	$1,406	$(1,292)	(92)%
Interest expense	(5,230)	(3,538)	(1,692)	48%
Other income (expense), net	3,266	(512)	3,778	(738)%
Total other expense	$(1,850)	$(2,644)	$794	(30)%

Total other expense decreased by $0.8 million to $1.9 million for the nine months ended September 30, 2013 compared to the same period of the prior year. The decrease in other expense of $0.8 million is primarily attributable to the increase in other income (expense), net of $3.8 million due to a $7.1 million change in the fair value of the compound embedded derivative liability associated with our senior unsecured convertible promissory notes issued to Total, offset by a $3.3 million increase in loss related to the change in fair value of our interest swap liability, loss from foreign currency fluctuations and net of other income. The increase in other income (expense), net was offset by the interest income decrease of $1.3 million due to lower cash balance compared to the same period in the prior year and an interest expense increase of $1.7 million due to increased borrowings to fund our operations including capital expenditures.

Liquidity and Capital Resources

	September 30, 2013	December 31, 2012
	(Dollars in thousands)
Working capital (deficit)	$(21,757)	$3,668
Cash and cash equivalents and short-term investments	$6,336	$30,689
Debt and capital lease obligations, net of discounts	$120,333	$106,774
Accumulated deficit	$(682,016)	$(586,327)

	Nine Months Ended September 30,
	2013	2012
	(Dollars in thousands)
Net cash used in operating activities	$(69,424)	$(119,693)
Net cash used in investing activities	(6,513)	(43,651)
Net cash provided by financing activities	49,238	113,788

Working Capital. Our working capital (deficit) was $(21.8) million at September 30, 2013, a decrease of $25.4 million from working capital as of December 31, 2012. This decrease was principally attributable to a reduction in net cash and investment balances of $24.3 million, based on the usage of cash to fund our operating expenses and service our debt obligations, a $1.8 million decrease in prepaid and other currents assets, a $6.0 million increase in short-term deferred revenue, and a $2.1 million increase in short term debt balances. The decrease was offset by a $1.9 million increase in inventory, a reduction of $6.6 million in accounts payable and accrued and other current liabilities, and a $0.3 million decrease in the current portion of the capital lease obligation.

To support production of our products in contract manufacturing and dedicated production facilities, we have incurred, and we expect to continue to incur, capital expenditures as we invest in these facilities. We plan to continue to seek external debt financing from U.S. and Brazilian sources to help fund our investments in these contract manufacturing and dedicated production facilities.

We expect to fund our operations for the foreseeable future with cash and investments currently on hand, with cash inflows from collaboration and grant funding, cash contributions from product sales, and with new debt and equity financings. Some of our existing anticipated financing sources, such as research and development collaborations and a convertible debt financing, are subject to risk that we cannot meet milestones, are not yet subject to definitive agreements or mandatory funding commitments and, if needed, we may not be able to secure additional types of financing in a timely manner or on reasonable terms, if at all. Our planned 2013 and 2014 working capital needs and our planned operating and capital expenditures for 2013 and 2014 are dependent on significant inflows of cash from existing collaboration partners and from funds under existing convertible debt facilities, as well as additional funding from new collaborations, and may also require additional funding from credit facilities or loans. We will continue to need to fund our research and development and related activities and to provide working capital to fund production, storage, distribution and other aspects of our business. Our operating plan contemplates capital expenditures of approximately $10.0 million in 2013.

Liquidity. We have incurred significant losses since our inception and believe that we will continue to incur losses and negative cash flow from operations into at least 2014. As of September 30, 2013, we had an accumulated deficit of $682.0 million and had cash, cash equivalents and short term investments of $6.3 million. We have significant outstanding debt and contractual obligations related to purchase commitments, as well as capital and operating leases. As of September 30, 2013, our debt totaled $118.8 million, net of discount, of which $5.4 million matures within the next twelve months. In addition, our debt agreements contain various covenants, including restrictions on business that could cause us to be at risk of defaults. In March 2013, we signed a collaboration agreement with a collaboration partner that included a collaboration funding component, and obtained a commitment letter from Total with respect to additional convertible note funding (as described above under "Overview-Total Relationship") of which we received $10.0 million in proceeds in June 2013, and we expect to use amounts received under these arrangements to fund our operations. We also received $20.0 million in funding through the sale of a convertible note in a private placement under an existing funding agreement with Total in July 2013. This purchase and sale completed Total's commitment to purchase $30.0 million of such notes by July 2013.

In August 2013, we entered into an agreement with Total and Temasek to sell up to $73.0 million in convertible promissory notes in private placements over a period of up to 24 months from the date of signing (the "August 2013 SPA" and such financing, the "August 2013 Financing"). The financing agreement provided for the financing to be divided into two tranches (the first tranche for $42.6 million and the second tranche for $30.4 million), each with differing closing conditions. Of the total possible purchase price in the financing, $60.0 million would be paid in the form of cash by Temasek ($35.0 million in the first tranche and up to $25.0 million in the second tranche) and $13.0 million would be paid by cancellation of outstanding convertible promissory notes by Total in connection with its exercise of pro rata rights ($7.6 million in the first tranche and $5.4 million in the second tranche). In October 2013, the Company amended the financing agreement to include an additional cash investor in the first tranche convertible promissory notes in the principal amount of $7.6 million, and to proportionally increase the amount acquired by exchange and cancellation of outstanding convertible promissory notes by Total in connection with its exercise of pro rata rights to $14.6 million ($9.2 million in the first tranche and up to $5.4 million in the second tranche). Also in October 2013, the Company completed the initial closing of the first tranche of the August 2013 Financing, issuing a total of $51.8 million in convertible promissory notes for cash proceeds of $7.6 million and cancellation of outstanding promissory notes and convertible promissory notes of $44.2 million, of which amount $35.0 million resulted from the cancellation of the Temasek Bridge Note. The second tranche of the August 2013 Financing is subject to timing and completion risks, including a requirement that we meet certain production milestones before the second tranche is available.

In September 2013, prior to the initial closing of the August 2013 Financing, the Company's stockholders approved the issuance in the private placement of up to $110.0 million aggregate principal amount of senior convertible promissory notes, the issuance of a warrant to purchase 1,000,000 shares of our common stock and the issuance of the common stock issuable upon conversion or exercise of such notes and warrant, which approval included the transactions contemplated by the August 2013 Financing. The Company may pursue further sales of convertible promissory notes in 2013 in addition to the August 2013 Financing in order to complete the full amount of convertible promissory note sales approved by the stockholders of the Company in September 2013.

In September 2013, we entered into a bridge loan agreement with an existing investor to provide additional cash availability of up to $5.0 million as needed before the initial closing of the August 2013 Financing. The bridge loan agreement provided for the sale of up to $5.0 million in principal amount of unsecured convertible notes at any time prior to October 31, 2013 following the satisfaction of certain closing conditions, including that we pay an availability fee for the bridge loan. We did not use this facility and it expired in October 2013 in accordance with its terms.

In October 2013, we sold and issued a senior secured promissory note to Temasek for a bridge loan of $35.0 million (the "Temasek Bridge Note"). The note was due on February 2, 2014 and accrued interest at a rate of 5.5% each four months from October 4, 2013 (with a rate of 2% per month applicable if a default occurred). The note was canceled as payment for Temasek's purchase of a first tranche convertible note in the initial closing of the August 2013 Financing.

In addition to cash contributions from product sales and debt and equity financings, we depend on collaboration funding to support our operating expenses. While part of this funding is committed based on existing collaboration agreements, we will be required to identify and obtain funding under additional collaborations that are not yet subject to any definitive agreement or are not yet identified. In addition, some of our existing collaboration funding is subject to our achievement of milestones or other funding conditions.

If we cannot secure sufficient collaboration funding to support our operating expenses in excess of cash contributions from product sales and existing debt and equity financings, in order to raise sufficient funds to finance our ongoing operations, we may need to issue additional preferred and/or discounted equity, agree to onerous covenants, grant further security interests in our assets, enter into collaboration and licensing arrangements that require us to relinquish commercial rights or grant licenses on terms that are not favorable to us. If we fail to secure such funding, we could be forced to curtail our operations, which would have a material adverse effect on our ability to continue with our business plans and on our status as a going concern.

Export Financing with ABC Brasil. In March 2013, we entered into an export financing agreement with Banco ABC Brasil S.A. for approximately $2.5 million for a one-year-term to fund exports through March 2014. As of September 30, 2013, the principal amount outstanding was $2.5 million. This loan is collateralized by future exports from our subsidiary in Brazil.

Banco Pine/Nossa Caixa Financing. In July 2012, we entered into a Note of Bank Credit and a Fiduciary Conveyance of Movable Goods agreement with each of Banco Nossa Caixa ("Nossa Caixa") and Banco Pine S.A ("Banco Pine"). Under these instruments, we borrowed an aggregate of R$52.0 million (approximately US$23.3 million based on the exchange rate as of September 30, 2013) as financing for capital expenditures relating to our manufacturing facility in Brotas, Brazil. Under the loan agreements, Banco Pine agreed to lend R$22.0 million and Nossa Caixa agreed to lend R$30.0 million. The loans have a final maturity date of July 15, 2022 and bear a fixed interest rate of 5.5% per year. The loans are also subject to early maturity and delinquency charges upon occurrence of certain events including interruption of manufacturing activities at our manufacturing facility in Brotas, Brazil for more than 30 days, except during sugarcane off-season. The loans are secured by certain of our farnesene production assets at the manufacturing facility in Brotas, and we were required to provide parent guarantees to each of the lenders.

BNDES Credit Facility. In December 2011, we entered into a credit facility with Banco Nacional de Desenvolvimento Econômico e Social ("BNDES”), a government-owned bank headquartered in Brazil (the "BNDES Credit Facility") to finance a production site in Brazil. The BNDES Credit Facility was for R$22.4 million (approximately US$10.0 million based on the exchange rate as of September 30, 2013). This BNDES Credit Facility was extended as project financing for a production site in Brazil. The credit line was divided into an initial tranche for up to approximately R$19.1 million (approximately US$8.6 million based on the exchange rate at September 30, 2013) and an additional tranche of approximately R$3.3 million (approximately US$1.5 million based on the exchange rate at September 30, 2013) to become available upon delivery of additional guarantees. The credit line was available for 12 months from the date of the Credit Agreement for the BNDES Credit Facility, subject to extension by the lender.

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

The BNDES Credit Facility is collateralized by a first priority security interest in certain of our equipment and other tangible assets totaling R$24.9 million (approximately US$11.2 million based on the exchange rate as of September 30, 2013). We are a parent guarantor for the payment of the outstanding balance under the BNDES Credit Facility. Additionally, we were required to provide a bank guarantee equal to10.0% of the total approved amount (R$22.4 million in total debt) available under the BNDES Credit Facility. For advances in the second tranche (above R$19.1 million), we are required to provide additional bank guarantees equal to 90.0% of each such advance, plus additional Amyris guarantees equal to at least 130.0% of such advance. The BNDES

Credit Facility contains customary events of default, including payment failures, failure to satisfy other obligations under the credit facility or related documents, defaults in respect of other indebtedness, bankruptcy, insolvency and inability to pay debts when due, material judgments, and changes in control of Amyris Brasil Ltda. (formerly Amyris Brasil S.A., "Amyris Brasil"). If any event of default occurs, BNDES may terminate its commitments and declare immediately due all borrowings under the facility. As of September 30, 2013 and December 31, 2012, we had R$16.2 million (approximately US$7.3 million based on the exchange rate as of September 30, 2013 and R$19.1 million (approximately US$9.3 million based on the exchange rate as of December 31, 2012) in outstanding advances under the BNDES Credit Facility.

FINEP Credit Facility. In November 2010, we entered into a credit facility with Financiadora de Estudos e Projetos (“FINEP”), a state-owned company subordinated to the Brazilian Ministry of Science and Technology (the “FINEP Credit Facility”) to finance a research and development project on sugarcane-based biodiesel. The FINEP Credit Facility was extended to partially fund expenses related to our research and development project on sugarcane-based biodiesel (“FINEP Project”) and provided for loans of up to an aggregate principal amount of R$6.4 million (approximately US$2.9 million based on the exchange rate as of September 30, 2013) which are secured by a chattel mortgage on certain equipment of the Company as well as by bank letters of guarantee. All available credit under this facility was fully drawn.

Interest on loans drawn under the FINEP Credit Facility is fixed at 5.0% per annum. In case of default under, or non-compliance with, the terms of the agreement, the interest on loans will be dependent on the long-term interest rate as published by the Central Bank of Brazil, or TJLP. If the TJLP at the time of default is greater than 6%, then the interest will be 5.0% plus a TJLP adjustment factor otherwise the interest will be at 11.0% per annum. In addition, a fine of up to 10.0% will apply to the amount of any obligation in default. Interest on late balances will be 1.0% per month, levied on the overdue amount. Payment of the outstanding loan balance will be made in 81 monthly installments, which commenced in July 2012 and extend through March 2019. Interest on loans drawn and other charges are paid on a monthly basis and commenced in March 2011. As of September 30, 2013, total outstanding loan balance under this credit facility was R$5.5 million (approximately US$2.5 million based on the exchange rate as of September 30, 2013).

The FINEP Credit Facility contains the following significant terms and conditions:

•
We are required to share with FINEP the costs associated with the FINEP Project. At a minimum, we were required to contribute approximately R$14.5 million (approximately US$6.5 million based on the exchange rate as of September 30, 2013) of which R$11.1 million was contributed prior to the release of the second disbursement. All four disbursements were completed and we had fulfilled all of our cost sharing obligations;

•
After the release of the first disbursement, prior to any subsequent drawdown from the FINEP Credit Facility, we were required to provide bank letters of guarantee of up to R$3.3 million in aggregate (approximately US$1.5 million based on the exchange rate as of September 30, 2013) before receiving the second installment in December 2012. We obtained the bank letters of guarantee from Banco ABC Brasil, S.A.;

•	Amounts disbursed under the FINEP Credit Facility were required to be completely used by us towards the FINEP Project within 30 months after the contract execution.

The fair values of the notes payable, loan payable, convertible notes and credit facilities are based on the present value of expected future cash flows and assumptions about current interest rates and the creditworthiness of the Company that market participants would use in pricing the debt.

Joint Venture Agreement

In 2010, we established SMA Indústria Química ("SMA"), a joint venture with Usina São Martinho, to build a production facility in Brazil. Under the terms of the agreement, if SMA fails to commence operations by the end of 2013, Usina São Martinho has the right to terminate the joint venture and to require us to buy Usina São Martinho's equity in SMA at its acquisition cost and transfer SMA's assets at the Usina São Martinho site to another location. In that event, we would incur significant costs beginning in mid-2014 and be required to find alternative locations for the facility. We delayed further construction of and commissioning of the SMA plant and we expect to continue to defer the project in the near term based on economic considerations and to allow us to focus on the successful implementation of our plant in Brotas, Brazil. In early 2013, we met with Usina São Martinho and the parties agreed in principle to a revised business plan for the joint venture with the plant becoming operational in 2016. While we are in the process of documenting that revised business plan for an amendment to the agreement, we may not be able to reach final agreement on the revised terms.

Government Contracts. In 2010, we were awarded a $24.3 million “Integrated Bio-Refinery” grant from the U.S. Department of Energy, or DOE. Under this grant, we are required to fund an additional $10.6 million in cost sharing expenses. According to the terms of the DOE grant, we were required to maintain a cash balance of $8.7 million, calculated as a percentage of the total project costs, to cover potential contingencies and cost overruns. As of September 30, 2013, the cash requirement is zero. These funds are not legally restricted but they must be available and unrestricted during the term of the project. Our obligation for this cost share is contingent on reimbursement for project costs incurred. The “Integrated Bio-Refinery” project from DOE was completed in the first quarter of 2013.

In August 2010, we were appointed as a subcontractor to National Renewable Energy Laboratory, or NREL, under a DOE grant awarded to NREL. Under this contract, we have the right to be reimbursed for up to $3.6 million, and are required to fund an additional $1.4 million, in cost sharing expenses. Through September 30, 2013, we had recognized $3.6 million in revenue under this grant, of which $2.1 million was received in cash during the nine months ended September 30, 2013.

In June 2012, we entered into a Technology Investment Agreement with DARPA under which we are performing certain research and development activities funded in part by DARPA. The work is to be performed on a cost-share basis, where DARPA funds 90% of the work and we fund the remaining 10% (primarily by providing specified labor). The agreement provided for funding of up to approximately $7.7 million over two years based on achievement of program milestones, and, accordingly, if fully funded, we would be responsible for contributions equivalent to approximately $0.9 million. The agreement had an initial term of one year and, at DARPA's option, may be renewed for an additional year. The agreement was renewed by DARPA in May 2013. Through September 30, 2013, we had recognized $3.0 million in revenue under this agreement, of which $2.6 million was recognized during the nine months ended September 30, 2013.

Cash Flows during the Nine Months Ended September 30, 2013 and 2012

Cash Flows from Operating Activities

Our primary uses of cash from operating activities are cost of products sold and personnel-related expenditures offset by cash received from product sales, grants and collaborative research. Cash used in operating activities was $69.4 million and $119.7 million for the nine months ended September 30, 2013 and 2012, respectively.

Net cash used in operating activities of $69.4 million for the nine months ended September 30, 2013 was related to our net loss of $95.5 million and a $5.3 million net change in our operating assets and liabilities, offset by non-cash charges of $31.4 million. Net change in operating assets and liabilities of $5.3 million primarily consisted of a $11.0 million decrease in accrued and other long-term liabilities, a $1.0 million increase in related party accounts receivable, a $2.6 million increase in inventories, net, a $1.5 million increase in prepaid expenses and other assets and a $0.3 million decrease in deferred rent, offset by a $1.4 million decrease in accounts receivable, a $2.8 million increase in accounts payable, and a $6.8 million increase in deferred revenue primarily from the up-front collaboration payment from a collaboration partner. Non-cash charges of $31.4 million consisted primarily of $13.6 million of stock-based compensation, $12.4 million of depreciation and amortization expenses and loss on disposal of property, plant and equipment, $8.4 million of loss on purchase commitments and write off of production assets related to a termination and settlement of our existing agreement with one of our contract manufacturers, $2.1 million amortization of debt discount and a $0.2 million other noncash expenses, offset by a $5.3 million change in fair value of derivative instruments.

Significant operating cash inflows during the nine months ended September 30, 2013 were derived primarily from sales of renewable products and from collaborative research services.

Net cash used in operating activities of $119.7 million for the nine months ended September 30, 2012 reflected a net loss of $162.4 million and a $28.7 million net change in our operating assets and liabilities, offset by non-cash charges of $71.4 million. Net change in operating assets and liabilities of $28.7 million consisted of a $11.2 million decrease in accounts payable, a $29.4 million decrease in accrued and other long-term liabilities, a $1.3 million decrease in deferred revenue, and a $0.9 million decrease in deferred rent, offset by a $2.9 million decrease in accounts receivable, a $10.7 million decrease in prepaid expenses and other assets, and a $0.6 million decrease in inventories, net. Non-cash charges of $71.4 million were primarily related to $38.1 million of losses from firm purchase commitments and write off of production assets at contract manufacturers resulting from our plan to shift a portion of our production capacity from contract manufacturing facilities to Amyris-owned plants that were then under construction, $21.4 million of stock-based compensation, and $10.7 million of depreciation and amortization expenses.

Cash Flows from Investing Activities

Our investing activities consist primarily of capital expenditures and investment activities.

Net cash used in investing activities of $6.5 million for the nine months ended September 30, 2013, was a result of $5.9 million in capital expenditures on plant, property and equipment due principally to the construction of our first owned production facility located at Brotas, in the state of São Paulo, Brazil and $0.6 million in net purchases of short-term investments.

Net cash used in investing activities of $43.7 million for the nine months ended September 30, 2012, was a result of a $50.9 million of capital expenditures and deposits on property and equipment and a $1.0 million change in restricted cash, offset by $8.2 million net sales of short term investments.

Cash Flows from Financing Activities

Net cash provided by financing activities of $49.2 million for the nine months ended September 30, 2013, was a result of the receipt of a $20.1 million in proceeds from sales of common stock, net of issuance cost, and $32.7 million of proceeds from debt financing, offset by a $3.6 million principal payments on debt and capital leases.

Net cash provided by financing activities of $113.8 million for the nine months ended September 30, 2012, was a result of the receipt of $63.2 million in proceeds from sales of common stock, and $105.6 million of proceeds from debt financing, offset by $55.0 million of principal payments on debt and capital leases.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any material off-balance sheet arrangements, as defined under Securities and Exchange Commission ("SEC") rules, such as relationships with unconsolidated entities or financial partnerships, which are often referred to as structured finance or special purpose entities, established for the purpose of facilitating financing transactions that are not required to be reflected on our consolidated financial statements.

Contractual Obligations

The following is a summary of our contractual obligations as of September 30, 2013 (in thousands):

	Total	2013 (Remaining Three Months)	2014	2015	2016	2017	Thereafter
Principal payments on long-term debt	$139,047	$682	$5,914	$5,077	$5,077	$108,377	$13,920
Interest payments on long-term debt, fixed rate(1)	15,417	684	2,770	2,272	1,975	6,005	1,711
Operating leases	66,488	1,477	6,277	6,581	6,595	6,585	38,973
Principal payments on capital leases	1,495	252	956	287	—	—	—
Interest payments on capital leases	75	22	51	2	—	—	—
Terminal storage costs	154	44	76	34	—	—	—
Purchase obligations(2)	11,815	2,543	7,970	499	499	260	44
Total	$234,491	$5,704	$24,014	$14,752	$14,146	$121,227	$54,648

____________________

(1)	The fixed interest rates are more fully described in Note 6 of our consolidated financial statements.

(2)	Purchase obligations include non-cancelable contractual obligations and construction commitments of $11.1 million, of which $4.0 million have been accrued as loss on purchase commitments.

This table does not reflect non-reimbursable expenses that we expect to incur in 2013 in connection with research activities under the NREL subcontract discussed above under the caption "Liquidity and Capital Resources - Government Contracts."

Additionally, this table does not reflect the expenses that we expect to incur in 2013 and 2014 in connection with research activities under DARPA under which we will perform certain research and development activities funded in part by DARPA. The work is to be performed on a cost-share basis, where DARPA funds 90% of the work and we fund the remaining 10% (primarily by providing specified labor). Under the agreement, we could receive funding of up to approximately $7.7 million over two years based on achievement of program milestones, and, accordingly, we would be responsible for contributions equivalent to approximately $0.9 million.

Critical Accounting Policies

There were no material changes in the Company's critical accounting policies during the nine months ended September 30, 2013.

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

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio and our outstanding debt obligations. We generally invest our cash in investments with short maturities or with frequent interest reset terms. Accordingly, our interest income fluctuates with short-term market conditions. As of September 30, 2013, our investment portfolio consisted primarily of money market funds and certificates of deposit, all of which are highly liquid investments. Due to the short-term nature of our investment portfolio, our exposure to interest rate risk is minimal. Additionally, as of September 30, 2013, 100% of our outstanding debt is in fixed rate instruments.

Foreign Currency Risk

Most of our sales contracts are denominated in U.S. dollars and, therefore, our revenues are not currently subject to significant foreign currency risk. The functional currency of our wholly-owned consolidated subsidiary in Brazil is the local currency (Brazilian real) in which recurring business transactions occur. We do not use currency exchange contracts as hedges against amounts permanently invested in our foreign subsidiary. The amount we consider permanently invested in our foreign subsidiary and translated into U.S. dollars using the September 30, 2013 exchange rate is $131.1 million at September 30, 2013 and $76.7 million at December 31, 2012. The increase in the permanent investments in our foreign subsidiary in the nine months ended September 30, 2013 is due to additional capital contributions which includes the conversion of approximately R$89.7 million (US $40.2 million based on the exchange rate as of September 30, 2013) of the intercompany loans into equity in our wholly-owned consolidated subsidiary in Brazil which is partially offset by the depreciation of the Brazilian real versus the U.S. dollar and an increase in accumulated deficit of our wholly-owned consolidated subsidiary in Brazil. The potential loss in fair value, which would principally be recognized in Other Comprehensive Income (Loss), resulting from a hypothetical 10% adverse change in quoted Brazilian real exchange rates is $13.1 million and $7.7 million as of September 30, 2013 and December 31, 2012, respectively. Actual results may differ.

We make limited use of derivative instruments, which includes currency interest swap agreements, to manage the Company's exposure to the foreign currency exchange rate and the interest rate related to the Company's Banco Pine loan. In June 2012, we entered into a currency interest rate swap arrangement with Banco Pine for R$22.0 million (approximately US$9.9 million based on the exchange rate as of September 30, 2013). The swap arrangement exchanges the principal and interest payments under the Banco Pine loan entered into in July 2012 for alternative principal and interest payments that are subject to adjustment based on fluctuations in the foreign exchange rate between the U.S. dollar and Brazilian real. The swap has a fixed interest rate of 3.94%. This arrangement hedges the fluctuations in the foreign exchange rate between the U.S. dollar and Brazilian real.

Commodity Price Risk

Our primary exposure to market risk for changes in commodity prices currently relates to our purchases of sugar feedstocks. When possible, we manage our exposure to this risk primarily through the use of supplier pricing agreements.

Through the third quarter of 2012, we also had commodity market risk related to our purchases of ethanol and reformulated ethanol-blended gasoline, in which we used standard derivative commodity instruments to hedge the price volatility of ethanol and reformulated ethanol-blended gasoline, principally through futures contracts. As of September 30, 2012, we transitioned out of that business and no longer purchase any ethanol and reformulated ethanol-blended gasoline or use standard derivative commodity instruments. The changes in fair value of these contracts are recorded on the balance sheet and recognized immediately in cost of products sold. We recognized a loss of zero and $0.3 million as the change in fair value for the nine months ended September 30, 2013 and 2012, respectively (see Note 3, "Fair Value of Financial Instruments" to the Condensed Consolidated Financial Statements).

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer ("CEO") and chief financial officer ("CFO"), evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act of 1934, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our CEO and CFO concluded that, as of September 30, 2013, our disclosure controls and procedures are designed and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during our third quarter ended September 30, 2013 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

In May 2013, a securities class action complaint was filed against Amyris and our CEO, John G. Melo, in the U.S. District Court for the Northern District of California. In October 2013, the lead plaintiffs filed a consolidated amended complaint. The complaint, as amended, seeks unspecified damages on behalf of a purported class that would comprise all individuals who acquired our common stock between April 29, 2011 and February 8, 2012. The complaint alleges securities law violations based on the company's commercial projections during that period. We believe the complaint lacks merit, and intend to defend ourselves vigorously.

In August 2013, a complaint entitled Steve Shannon, derivatively on behalf of Amyris, Inc. v. John G. Melo et al and Amyris, Inc., was filed against Amyris as nominal defendant in the United States District Court for the Northern District of California. The lawsuit seeks unspecified damages on behalf of Amyris from certain of our current and former officers, directors and employees and alleges these defendants breached their fiduciary duties to Amyris and unjustly enriched themselves by making allegedly false and misleading statements and omitting certain material facts in our securities filings. Because this purported stockholder derivative action is based on substantially the same facts as the securities class action described above, the two actions have been related and will be heard by the same judge. We do not believe the claims in the complaint have merit, and intend to defend ourselves vigorously.

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

We have incurred significant losses since our inception and believe that we will continue to incur losses and negative cash flow from operations into at least 2014. As of September 30, 2013, we had an accumulated deficit of $682.0 million and had cash, cash equivalents and short term investments of $6.3 million. We have significant outstanding debt and contractual obligations related to purchase commitments, as well as capital and operating leases. As of September 30, 2013, our debt totaled $118.8 million, net of discount, of which $5.4 million matures within the next twelve months. In addition, our debt agreements contain various covenants, including restrictions on business that could cause us to be at risk of defaults. We expect to incur additional costs and expenses related to the continued development and expansion of our business, including construction and operation of our manufacturing facilities, our research and development operations, continued operation of our pilot plants and demonstration facility, and engineering and design work. Further, we expect to incur costs related to contract manufacturing arrangements. There can be no assurance that we will ever achieve or sustain profitability on a quarterly or annual basis.

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

We will require significant inflows of cash from financing and collaboration transactions to fund our anticipated operations and may not be able to obtain such financing and collaboration funding on favorable terms, if at all.

Our planned 2013 and 2014 working capital needs and our planned operating and capital expenditures for 2013 and 2014 are dependent on significant inflows of cash from existing collaboration partners and from funds under a convertible debt facility, as well as additional funding from new collaborations, and may also require additional funding from credit facilities or loans. We will continue to need to fund our research and development and related activities and to provide working capital to fund production, storage, distribution and other aspects of our business. Some of our existing anticipated financing sources, such as research and development collaborations, are subject to risk that we cannot meet milestones or are not yet subject to definitive agreements or mandatory funding commitments and, if needed, we may not be able to secure additional types of financing in a timely manner or on reasonable terms, if at all.

From 2012 through the first half of 2013, we completed several equity and convertible debt financings to provide us with sufficient cash resources to pursue our business plans as described in more detail above under “Overview-Financing.” In August 2013, we entered into an agreement with Total and Temasek to sell up to $73.0 million in convertible promissory notes in private placements over a period of up to 24 months from the date of signing. This August 2013 Financing is divided into two tranches (one for $42.6 million and one for $30.4 million), each with differing closing conditions. Of the total possible purchase price in the financing, $60.0 million would be paid in the form of cash by Temasek ($35.0 million in the first tranche and up to $25.0 million in the second tranche) and $13.0 million would be paid by cancellation of outstanding convertible promissory notes by Total in connection with its exercise of pro rata rights ($7.6 million in the first tranche and $5.4 million in the second tranche). In October 2013, the Company amended the financing agreement to include an additional cash investor in the first tranche convertible promissory notes in the principal amount of $7.6 million, and to proportionally increase the amount acquired by exchange and cancellation of outstanding convertible promissory notes by Total in connection with its exercise of pro rata rights to $14.6 million ($9.2 million in the first tranche and up to $5.4 million in the second tranche). Also in October 2013, the Company completed the initial closing of the first tranche of the August 2013 Financing, issuing a total of $51.8 million in convertible promissory notes for cash proceeds of $7.6 million and cancellation of outstanding promissory notes and convertible promissory notes of $44.2 million, of which amount $35.0 million resulted from the cancellation of the Temasek Bridge Note. The second tranche of the August 2013 Financing is subject to timing and completion risks, including a requirement that we meet certain production milestones before the second tranche is available. There is no assurance that we will be able to complete additional closings of the August 2013 Financing in a timely manner, if at all. In addition, some of our existing anticipated financing sources, such as research and development collaborations, are subject to risk that we cannot meet milestones or are not yet subject to definitive agreements or mandatory funding commitments and, if needed, we may not be able to secure additional types of financing in a timely manner or on reasonable terms, if at all.

The terms of the August 2013 Financing include significant potential reductions in the conversion price for the notes if we do not meet certain performance milestones and other conditions, including the release of a security interest in our intellectual property held by Total. These reductions would cause significant additional dilution to our stockholders if the notes are ultimately converted. Furthermore, if not converted, we may not have sufficient cash to repay the notes when they become due, which could result in insolvency and related issues. In addition, we were required to agree to significant covenants that have an impact on our ability to engage in certain transactions. For example, the August 2013 SPA requires us to obtain the consent of a majority of the purchasers in the financing before completing any change-of-control transaction, or purchasing assets in one transaction or a series of related transactions in an amount greater than $20.0 million, in each case while the notes are outstanding. We also agreed to provide the purchasers with pro rata rights under which they could cancel up to the full amount of outstanding notes to pay for equity securities if we raise additional financing during the term of the notes, which could delay or prevent us from obtaining additional financing if the purchasers do not support it.

To the extent we obtain funding through the issuance of additional equity securities, our existing stockholders will suffer dilution. For example, in 2012 and through the second quarter of 2013, we completed private placements of our common stock that resulted in the issuance of approximately 27.6 million shares of our common stock. Also, in 2012 and through July 2013, we issued approximately $108.3 million in unsecured senior convertible promissory notes that were convertible into common stock ($78.3 million of which were issued in 2012 with a conversion price of $7.0682 per share and $30.0 million of which were issued in 2013 with a conversion price of $3.08 per share). In October 2013, we issued $51.8 million in convertible promissory notes that are convertible into common stock at an initial conversion price of $2.44. Through 2015, we expect to issue up to an aggregate of $21.7 million in additional unsecured senior convertible promissory notes, with a conversion price of $7.0682 per share, under the agreements with Total described below under the risk factor, “Our relationship with our strategic partner, Total, may have a substantial impact on our company.” Furthermore, under the convertible note financing approved by the stockholders of the Company in September 2013, we may issue up to an additional $3.2 million in convertible promissory notes at an initial conversion price of $2.44 , and up to an additional $55.0 million in convertible promissory notes at a conversion price of $2.87 thereafter. In addition, in connection with the initial closing of the August 2013 Financing, we issued a warrant to Temasek to purchase 1,000,000 shares of our common stock at an exercise price of $0.01 per share, exercisable only if Total converts preexisting promissory notes with a certain per share conversion price.

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

In addition to debt and equity financing, we depend on collaboration funding to support our operating expenses. While part of this funding is committed based on existing collaboration agreements, we may be required to identify and obtain funding under additional collaborations that are not yet subject to any definitive agreement or are not yet identified. In addition, some of our existing anticipated collaboration funding is subject to our achievement of milestones or other funding conditions. If we cannot secure sufficient collaboration funding to support our operating expenses in excess of cash contributions from product sales and existing debt and equity financing, in order to raise sufficient funds to finance our ongoing operations, we may need to issue additional preferred and discounted equity, agree to onerous covenants, grant further security interests in our assets, enter into collaboration and licensing arrangements that require us to relinquish commercial rights or grant licenses on terms that are not favorable to us, or any or all of these possibilities. If we fail to secure such funding, we could be forced to curtail our operations, which would have a material adverse effect on our ability to continue with our business plans and on our status as a going concern.

If our major production facilities do not successfully commence operations, our customer relationships, business and results of operations may be adversely affected.

A substantial component of our planned production capacity in the near and long term depends on successful operations at our initial and planned large-scale production plants in Brazil. We are in the early stages of operating our first purpose-built, large-scale production plant in Brotas, Brazil and may complete construction of certain other facilities in the coming years. Delays or problems in the construction, start-up or operation of these facilities will cause delays in our ramp-up of production and hamper our ability to reduce our production costs. Delays in construction can occur due to a variety of factors, including regulatory requirements and our ability to fund construction and commissioning costs. Once our large-scale production facilities are built, we must successfully commission them and they must perform as we have designed them. If we encounter significant delays, cost overruns, engineering issues, contamination problems, equipment supply constraints or other serious challenges in bringing these facilities online and operating them at commercial scale, we may be unable to produce our initial renewable products in the time frame we have planned. We may also need to continue to use contract manufacturing sources more than we expect, which would reduce our anticipated gross margins and may prevent us from accessing certain markets for our products. Further, if our efforts to complete and commence production at these facilities are not successful, other mill owners in Brazil may decide not to work with us to develop additional production facilities, demand more favorable terms or delay their commitment to invest capital in our production.

Our reliance on the large-scale production plant in Brotas subjects us to execution and economic risks.

Our decision to focus our efforts for production capacity on the manufacturing facility in Brotas, Brazil means that we will have limited manufacturing sources for our products in 2013 and beyond. Accordingly, any failure to establish operations at that plant could have a significant negative impact on our business, including our ability to achieve commercial viability for our products. With the facility in Brotas, Brazil we are, for the first time, operating a commercial fermentation and separation facility. We are inexperienced at operating plants and may face unexpected difficulties associated with the operation of the plant. For example, we have in the past, at certain contract manufacturing facilities, encountered significant delays and difficulties in ramping up production based on contamination in the production process, problems with plant utilities, lack of automation and related human error, issues arising from process modifications to reduce costs and adjust product specifications, and other similar challenges. Such challenges could arise in our plant in Brotas, Brazil and we cannot be certain that we will be able to remedy them quickly or effectively enough to achieve commercially viable near-term production costs and volumes.

As part of our arrangement to build the plant in Brotas, Brazil we have an agreement with Paraíso Bioenergia to purchase from Paraíso Bioenergia sugarcane juice corresponding to a certain number of tons of sugarcane per year, along with specified water and vapor volumes. Until this annual volume is reached, we are restricted from purchasing sugarcane juice for processing in the facility from any third party, subject to limited exceptions, unless we pay the premium to Paraíso Bioenergia that we would have paid if we bought the juice from them. As such, we will be relying on Paraíso Bioenergia to supply such juice and utilities on a timely basis, in the volumes we need, and at competitive prices. If a third party can offer superior prices and Paraíso Bioenergia does not consent to our purchasing from such third party, we would be required to pay Paraíso Bioenergia the applicable premium, which would have a negative impact on our production cost. Furthermore, we agreed to pay a price for the juice that is based on the lower of the cost of two other products produced by Paraíso Bioenergia using such juice, plus a premium. Paraíso Bioenergia may not want to sell sugarcane juice to us if the price of one of the other products is substantially higher than the one setting the price for the juice we purchase. While the agreement provides that Paraíso Bioenergia would have to pay a penalty to us if it fails to supply the agreed-upon volume of juice for a given month, the penalty may not be enough to compensate us for the increased cost if third-party suppliers do not offer competitive prices. Also, if the prices of the other products produced by Paraíso Bioenergia increase, we could be forced to pay those increased prices for production without a related increase in the price at which we can sell our products, reducing or eliminating any margins we can otherwise achieve. If in the future these supply terms no longer provide a viable economic structure for the operation in Brotas, we may be required to renegotiate our agreement, which could result in manufacturing disruptions and delays.

Our joint venture with Usina São Martinho subjects us to certain legal and financial terms that could adversely affect us.

We have various agreements with Usina São Martinho that contemplate construction of another large-scale manufacturing facility as a joint venture in Brazil. Under these agreements, we are responsible for designing and managing the construction project, and are responsible for the initial construction costs. We projected the construction costs of the project to be approximately

$100.0 million. While we completed a significant portion of the construction of the plant before 2012, we delayed further construction and commissioning of the plant while we constructed and commissioned our production plant in Brotas, and we expect to continue to defer the project for the near term based on economic considerations and to allow us to focus on successful implementation at our production plant in Brotas, Brazil. While Usina São Martinho was obligated to contribute up to approximately R$61.8 million (approximately US$27.7 million based on the exchange rate as of September 30, 2013) to the construction of the plant, such contributions depended on, among other things, successful commencement of operations at the plant. Based on our shifting manufacturing priorities and uncertainty regarding financing availability, we cannot currently predict when or if our facility at Usina São Martinho will be completed or commence commercial operations, which means that Usina São Martinho's anticipated contribution will be delayed and may never occur. Under our existing agreement with Usina São Martinho, if the joint venture fails to commence operations by the end of 2013, Usina São Martinho has the right to terminate the joint venture and to require us to buy Usina São Martinho's equity in the joint venture at its acquisition cost, and transfer the joint venture's assets at the Usina São Martinho site to another location. In that event, we would incur significant costs and be required to find alternative locations for the facility. In early 2013, we met with Usina São Martinho and the parties agreed in principle to a revised business plan for the joint venture with the plant becoming operational in 2016. While we are in the process of documenting that revised business plan as an amendment to the agreement, we may not be able to reach final agreement on the revised terms. In addition, if Amyris Brasil becomes controlled, directly or indirectly, by a competitor of Usina São Martinho, then Usina São Martinho has the right to acquire our interest in the joint venture and if Usina São Martinho becomes controlled, directly or indirectly, by a competitor of ours, then we have the right to sell our interest in the joint venture to Usina São Martinho. In either case, the purchase price is to be determined in accordance with the joint venture agreements, and we would continue to have the obligation to acquire products produced by the joint venture for the remainder of the term of the supply agreement then in effect even though we might no longer be involved in the joint venture's management.

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

We have a license, development, research and collaboration agreement with Total, under which we may develop, produce and commercialize products with Total, that originally contemplated Total paying up to the first $50.0 million in research costs for selected research and development projects (which arrangement has been modified as described below). Under the agreement, Total has a right of first negotiation with us with respect to exclusive commercialization arrangements that we would propose to enter into with certain third parties, as well as the right to purchase any of our products on terms not less favorable than those offered to or received by us from third parties in any market where Total or its affiliates have a significant market position. These rights might inhibit potential strategic partners or potential customers from entering into negotiations with us about future business opportunities. Total also has the right to terminate the collaboration agreement in the event we undergo a sale or change of control to certain entities, which could discourage a potential acquirer from making an offer to acquire us.

In July 2012, we entered into an amendment of the collaboration agreement with Total which established a program for the development and commercialization of Biofene for fuels and established a convertible debt mechanism for funding of that program. Under the amended agreements, Total funded $30.0 million in new cash investment during 2012 and an additional $30.0 million in 2013. Total may decide to provide further funding in 2014. Upon completion of the research and development program, we and Total would form a joint venture company that would have exclusive rights to produce and market renewable diesel and/or jet fuel. Should Total decide not to pursue commercialization, under certain conditions, it is eligible to recover up to $100.0 million, payable in March 2017, in the form of cash or in the form of common stock at a conversion price of $7.0682 per share (or, for notes issued in 2012 , at a lower price determined under the October 2013 letter agreement as described above in Notes to Unaudited Consolidated Financial Statements - Subsequent Events, and for notes issued in 2013, at a lower price as determined under the March 2013 Letter Agreement as described above in Management's Discussion and Analysis of Financial Condition and Results of Operations-Overview-Total). In connection with the March 2013 Letter Agreement, we provided Total with a security interest in our intellectual property that would continue until the parties’ completion of certain agreements relating to the license of intellectual property to, and the establishment of, the Fuels JV. In October 2013, we entered into an additional letter agreement with Total in which we agreed to reduce the conversion price per share for the notes issued to Total in 2012 from $7.0682 to $2.20 if the agreements relating to the Fuels JV were not completed by December 2, 2013. We granted this right in exchange for Total agreeing to permit us to grant an equivalent security interest in our intellectual property to the purchasers in the August 2013 Financing and waiving certain covenants limiting our ability to incur debt in Total’s notes. These conversion features and reductions to the conversion price have increased the potential of the notes issued and issuable to Total in connection with the Fuels JV to cause dilution to other stockholders if the notes are ultimately converted.

Under the July 2012 Agreements, the $50.0 million in funding by Total originally contemplated under the collaboration agreement is deemed to be exhausted, so the funding under the most recent amendment is all the funding still contemplated by our agreements with Total. We cannot be certain that Total will choose to continue funding the research and development program or ultimately opt in to participate in the anticipated joint venture. Under the new agreements, Total may, at certain decision points through a final decision date following the earlier of completion of the research and development program or December 31, 2016, decide not to continue funding or participating in the program and, if it does, any notes issued to Total to date will remain outstanding and become payable or convertible into our common stock. If Total chooses to demand repayment of amounts advanced under the notes, we may not be able to repay them by the maturity date in March 2017, which could lead to defaults and our insolvency, and Total and other creditors could pursue collection claims against us. If the notes become convertible and Total chooses to convert them, the resulting issuance of common stock would be dilutive to other stockholders. Under the July 2012 agreements, Total also has a right to participate in our future equity or convertible debt financings through December 31, 2013 to preserve its pro rata ownership of us (and thereafter in limited circumstances). The agreements provided that the purchase price for the first $30.0 million of purchases under this pro rata right would be paid by cancellation of outstanding notes held by Total; Total canceled $5.0 million of an outstanding convertible promissory note in connection with a private placement in December 2012 and an additional $9.2 million in connection with the first closing of the August 2013 Financing, which reduced the amount of notes it could cancel to exercise its pro rata rights by $14.2 million. We expect that Total will cancel an additional portion of its outstanding convertible promissory notes in connection with its exercise of pro rata rights in connection with additional closings of the August 2013 Financing or other sales of convertible promissory notes as approved by the stockholders of the Company in September 2013 (with the final amount of such cancellation to be determined based on the final size of the closings in such closing or offering). Exercise by Total of this right by cancellation of notes reduces the cash proceeds we receive from any covered offering.

The July 2012 agreements provide that we will provide an exclusive license to our intellectual property related to the manufacture and commercialization of Biofene-based diesel and jet fuel to the above-mentioned fuels joint venture, and also contemplate providing an option to Total to buy out our interest in the joint venture under certain circumstances such as our insolvency. Furthermore, the July 2012 Agreements contemplate that Total can, if there is a deadlock in finalizing various matters related to the formation of the joint venture, initiate a bidding process where the fair value of the proposed joint venture would be determined and we would be required to choose whether to (i) sell our joint venture assets to Total for 50% of the joint venture value, (ii) proceed with formation of the joint venture with Total as a 50% owner and accept Total's position regarding the funding requirements of the joint venture, or (iii) proceed with the formation of the joint venture with Total as a 50% owner, accepting Total's position regarding the funding requirements of the joint venture, and then sell all or a portion of our 50% interest in the joint venture to Total for a price equal to the fair value multiplied by the percentage ownership of the joint venture sold to Total. If we are forced to relinquish our rights with respect to diesel and jet fuel under these scenarios (or under an early exclusive license as described above), our ability to continue pursuing our fuels business will be impaired.

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

Our renewable chemical products may be subject to government regulation in our target markets. In the U.S., the EPA administers the Toxic Substances Control Act, or TSCA, which regulates the commercial registration, distribution, and use of many chemicals. Before an entity can manufacture or distribute significant volumes of a chemical, it needs to determine whether that chemical is listed in the TSCA inventory. If the substance is listed, then manufacture or distribution can commence immediately. If not, then in most cases a “Chemical Abstracts Service” number and pre-manufacture notice application must be filed with the EPA, which has up to 90 days to review the filing. Some of the products we produce or plan to produce, such as farnesene (i.e., Biofene) and squalane, are already in the TSCA inventory. Others, such as our farnesane (in diesel and new jet fuel applications), are not yet listed. We may not be able to expediently receive approval from the EPA to list the molecules we would like to make on the TSCA registry, resulting in delays or significant increases in testing requirements. A similar program exists in the European Union, called REACH (Registration, Evaluation, Authorization, and Restriction of Chemical Substances). Under this program, we need to register our products, including Biofene, with the European Commission, and this process could cause delays or significant costs. To the extent that other geographies, such as Brazil, may rely on TSCA or REACH (or similar laws and programs) for chemical recognition or registration in their geographies, delays with the U.S. or European authorities may subsequently delay entry into these markets as well.

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

We have experienced, and expect to continue to experience, expansion of our business as we continue to make efforts to develop and bring our products to market. We have grown from 18 employees at the end of 2005 to 384 at October 31, 2013. Our growth and diversified operations have placed, and may continue to place, significant demands on our management and our operational and financial infrastructure. In particular, continued growth could strain our ability to:

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

Our commercial success will depend substantially on our ability to obtain patents and maintain adequate legal protection for our technologies and product candidates in the U.S. and other countries. As of October 31, 2013, we had 238 issued U.S. and foreign patents and 305 pending U.S. and foreign patent applications that were owned by or licensed to us. We will be able to protect our proprietary rights from unauthorized use by third parties only to the extent that our proprietary technologies and future products are covered by valid and enforceable patents or are effectively maintained as trade secrets.

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

We apply the applicable accounting principles set forth in the U.S. Financial Accounting Standards Board's Accounting Standards Codification to our intangible assets (including goodwill), which prohibits the amortization of intangible assets with indefinite useful lives and requires that these assets be reviewed for impairment at least annually. There are several methods that can be used to determine the estimated fair value of the in-process research and development acquired in a business combination. We have used the “income method,” which applies a probability weighting that considers the risk of development and commercialization, to the estimated future net cash flows that are derived from projected sales revenues and estimated costs. These projections are based on factors such as relevant market size, pricing of similar products, and expected industry trends. The estimated future net cash flows are then discounted to the present value using an appropriate discount rate. These assets are treated as indefinite-lived intangible assets until completion or abandonment of the projects, at which time the assets will be amortized over the remaining useful life or written off, as appropriate. If the carrying amount of the assets is greater than the measures of fair value, impairment is considered to have occurred and a write-down of the asset is recorded. Any finding that the value of our intangible assets has been impaired would require us to write-down the impaired portion, which could reduce the value of our assets and reduce our net income for the year in which the related impairment charges occur.  As of September 30, 2013, we had a net carrying value of approximately $9.1 million of in-process research and development and goodwill associated with our acquisition of Draths Corporation.

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

In 2010, we were awarded an “Integrated Bio-Refinery” grant from the DOE. The terms of this grant make funds available to us to leverage and expand our existing Emeryville, California, pilot plant and support laboratories to develop U.S.-based production capabilities for renewable fuels and chemicals derived from sweet sorghum. In 2012, we entered into a Technology Investment Agreement with DARPA, under which we are performing certain research and development activities funded in part by DARPA. Generally, these agreements have fixed terms and may be terminated, modified or be subject to recovery of payments by the government agency under certain conditions (such as failure to comply with detailed reporting and governance processes or failure to achieve milestones). Under these agreements, we are also subject to audits, which can result in corrective action plans and penalties up to and including termination. If the DOE or DARPA terminate their agreements with us, in addition to reducing our revenues, our U.S.-based research and development activities could be impaired, which would harm our business.

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

Risks Related to Ownership of Our Common Stock

Our stock price may be volatile.

The market price of our common stock has been, and we expect it to continue to be, subject to significant volatility, and it has declined significantly from our initial public offering price. As of October 31, 2013, the reported closing price for our common stock on the NASDAQ Global Select Market was $2.52 per share. Market prices for securities of early stage companies have historically been particularly volatile. Such fluctuations could be in response to, among other things, the factors described in this “Risk Factors” section or elsewhere in this report, or other factors, some of which are beyond our control, such as:

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

As of October 31, 2013:

•	our executive officers and directors and their affiliates (including Total) together held approximately 37.4% of our outstanding common stock;

•	Total held approximately 17.9% of our outstanding common stock; and

•
our next two largest holders of outstanding common stock after Total (Temasek and Biolding Investment SA, each of whom has a designee on our Board) together held approximately 23.4% of our outstanding common stock.

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

AMYRIS, INC.

Dated:	November 4, 2013	By:	/S/ JOHN G. MELO
JOHN G. MELO President and Chief Executive Officer (Principal Executive Officer)

Dated:	November 4, 2013	By:	/S/ STEVEN R. MILLS
STEVEN R. MILLS Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Index		Previously Filed				Filed Herewith
	Description	Form	File No.	Filing Date	Exhibit
3.01	Restated Certificate of Incorporation	10-Q	001-34885	November 10, 2010	3.01
3.02	Certificate of Amendment to Restated Certificate of Incorporation	S-8	333-188711	May 20, 2013	4.02
3.03	Restated Bylaws	10-Q	001-34885	November 10, 2010	3.02
4.01[a]	Securities Purchase Agreement, dated August 8, 2013, between registrant, Maxwell (Mauritius) Pte Ltd and Total Energies Nouvelles Activités USA (f.k.a. Total Gas & Power USA, SAS)					X
4.02	Voting Agreement, dated August 8, 2013, among registrant and registrant's security holders named therein					X
4.03[a]	Securities Purchase Agreement, dated September 20, 2013, between registrant and Naxyris S.A.					X
10.01[a]	First Amendment to Lease Agreement, dated July 31, 2013, between Amyris Brasil Ltda. and Techno Park Empreendimentos e Administração Imobiliária Ltda.					X
31.01	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(c) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.02	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(c) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.01	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.02	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101
The following materials from registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations; (ii) the Condensed Consolidated Balance Sheets; (iii) the Condensed Consolidated Statements of Comprehensive Loss; (iv) the Condensed Consolidated Statements of Stockholders' Equity; (v) the Condensed Consolidated Statements of Cash Flows; and (vi) Notes to Unaudited Condensed Consolidated Financial Statements
X

a	Portions of this exhibit have been omitted pending a determination by the Securities and Exchange Commission as to whether these portions should be granted confidential treatment.
b
This certification shall not be deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that Section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended or the Exchange Act.

c
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