Form 10-K
period 2013-12-31
AMYRIS, INC.
filed 2014-04-02
CIK 1365916

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒
As of June 28, 2013, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $107.7 million, based on the closing price of the registrant’s common stock on the NASDAQ Global Select Market on such date.
76,802,434 shares of the Registrant’s common stock, par value $0.0001 per share, were outstanding as of February 28, 2014.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of registrant’s proxy statement to be delivered to stockholders in connection with the registrant’s 2014 Annual Meeting of Stockholders to be held on or about May 29, 2014 are incorporated by reference into Part III of this Form 10-K. The registrant intends to file its proxy statement within 120 days after its fiscal year end.

AMYRIS, INC.
ANNUAL REPORT ON FORM 10-K
For the Fiscal Year Ended December 31, 2013

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
TRADEMARKS
Amyris®, the Amyris logo, Biofene®, No Compromise®, Diesel de Cana™ and Neossance™ are trademarks or registered trademarks of Amyris, Inc. This report also contains trademarks and trade names of other business that are the property of their respective holders.

PART I

ITEM 1. BUSINESS

Overview

Amyris, Inc. (referred to as the "Company," " Amyris," "we," "us," or "our") is an renewable products company focused on providing sustainable alternatives to a broad range of petroleum-sourced products. We developed innovative microbial engineering and screening technologies that modify the way microorganisms process sugars. We are using our proprietary synthetic biology platform to design microbes, primarily yeast, and use them as living factories in established fermentation processes to convert plant-sourced sugars into renewable hydrocarbons. We are developing, and, in some cases, already commercializing, products from these hydrocarbons in several target markets, including cosmetics, lubricants, flavors and fragrances, performance materials, and transportation fuels. We call these No Compromise® products because we design them to perform comparably to, or better than, currently available products.

We were founded in 2003 in the San Francisco Bay Area by a group of scientists from the University of California, Berkeley. Our first major milestone came in 2005 when, through a grant from the Bill & Melinda Gates Foundation, our scientists developed technology capable of creating microbial strains to produce artemisinic acid - a precursor of artemisinin, an effective anti-malarial drug. In 2008, we granted a royalty-free license (and a royalty-free sublicense from a license we received from the University of California) to this technology to the Institute of One World Health who then sublicensed it to Sanofi-Aventis, which currently distributes artemisinin-based anti-malarial drugs made through our technology.

Building on our success with semi-synthetic artemisinin to combat malaria, we have been applying our industrial synthetic biology platform to provide alternatives to a broad range of petroleum-sourced products. We have focused our development efforts on the production of Biofene®, our brand of renewable farnesene, a long-chain, branched liquid hydrocarbon molecule. Using Biofene as a building block molecule, we are developing a wide range of renewable products for our target markets.

While our platform is able to utilize a wide variety of feedstocks, we are focusing our large-scale production plans primarily on the use of Brazilian sugarcane as our feedstock because of its renewability, low cost and relative price stability. We have also been able to produce Biofene through the use of other feedstocks such as sugar beets, corn dextrose, sweet sorghum and cellulosic sugars.

Our first purpose-built, large-scale Biofene production plant commenced operations in southeastern Brazil in December 2012. This plant is in Brotas, in the state of São Paulo, Brazil, and is adjacent to an existing sugar and ethanol mill, Paraíso Bioenergia (or Paraíso). We have also commenced initial construction of a second large-scale production plant in Brazil, located at the São Martinho S.A. (or SMSA, a legal successor by spin-off of Usina São Martinho S.A.) sugar and ethanol mill also in the state of São Paulo, Brazil, and we intend to complete construction when market developments support the start-up of such plant.

Our business strategy is to focus on direct commercialization of renewable products while moving products in commodity industries, including our fuels and base oil lubricants products, into joint venture arrangements with established industry leaders. We believe this approach will permit access to the capital and resources necessary to support large-scale production and global distribution for our commodity products.

We are focused on building our renewable-product leadership position initially with squalane in cosmetics, niche fuel (diesel and jet) opportunities, fragrance oils, and farnesene for liquid polymer applications. We believe that success in these markets will pave the way to accessing larger markets and having a more significant impact in the longer term.

We were incorporated in 2003. We have two operating subsidiaries, Amyris Brasil Ltda. (formerly Amyris Brasil S.A.) (or Amyris Brasil), and Amyris Fuels LLC (or Amyris Fuels). Amyris Brasil oversees the establishment and expansion of our production in Brazil. Amyris Fuels was originally established to help us develop fuel distribution capabilities in the United States. We began selling fuels through Amyris Fuels in June 2008. Amyris Fuels generated revenue from the sale of ethanol and reformulated ethanol-blended gasoline to wholesale customers through a network of terminals in the eastern United States. In the third quarter of 2012, we transitioned out of the ethanol and reformulated ethanol-blended gasoline business, though we continue to maintain the Amyris Fuels subsidiary for activities related to renewable fuel sales.

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

2.
Accelerating development through collaborations. In order to accelerate the development of new technologies, production methods or products, we enter into collaborative research, development and commercialization agreements, such as our existing agreements with Total Energies Nouvelles Activités USA, SAS (or Total), Firmenich SA (or Firmenich), , Cosan US, Inc. (or Cosan), Kuraray Co., Ltd. (or Kuraray), and Manufacture Francaise de Pneumatiques Michelin (or Michelin). We have also entered into partnerships with the U.S. government to develop certain technologies and processes capable of improving our ability to produce alternatives to petroleum-sourced products.

3.
Delivering cost efficient manufacturing. Building on our breakthrough technology and experience gained from production through third party contract manufacturing, we built, commissioned and are now operating our own large-scale Biofene production plant in Brotas, in the state of São Paulo, Brazil. We opted to focus on Brazilian sugarcane as the feedstock to support our production ramp because of its renewability, low-cost and relative price stability. As we develop cost efficient manufacturing in our first production facility, we expect to work selectively with other Brazilian sugar and ethanol producers to build additional facilities adjacent to their existing mills, thereby reducing the capital required to establish and scale our production operations.

4.
Targeting product markets to maximize returns. We have begun to commercialize our products derived from Biofene primarily in select specialty chemical markets characterized by higher-margin, lower-volume products, where we believe we can earn positive gross margins with current production process efficiencies. For example, in 2011 we initiated sales of squalane, a cosmetic emollient produced from Biofene. At the end of 2013, we estimate that we achieved a 18% market share in the global squalane market. We have also established sales channels to certain niche diesel markets in metropolitan bus fleets in Brazil to generate revenue while building the know-how and credibility as a reliable fuel supplier. As we lower our production costs through technological and manufacturing improvements, we intend to expand into broader, lower-margin, higher volume commodity product markets, such as the broad-based fuels market and base oil lubricants markets, through joint venture arrangements.

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

The key steps in our strain engineering and scale-up process have been as follows:

Identifying target molecules. We start our process by identifying, usually based on input from collaborators, a commercial application where we can deliver a No Compromise solution that we want to pursue. We identify the key molecular properties that are essential to product performance in a specific commercial application and then analyze the chemical structures that drive those key performance characteristics. Finally, we identify target molecules or derivatives of molecules that are comprised of these key chemical structures and that may be produced by our yeast strains.

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

Commercial Production of Target Fermentation Molecules

We have initiated commercial production of Biofene, our initial fermentation molecule, at our purpose-built, large-scale Biofene production plant in Brotas, in the State of São Paulo, Brazil. Our Biofene production plant in Brotas is adjacent to an existing sugar and ethanol mill, Paraíso. Under our agreement with Paraíso, they will supply sugarcane juice and other utilities and we were responsible for construction (which commenced in August 2011) and operation of our Biofene production facility. Our Biofene production plant has six 200,000 liter production fermenters and was designed to process sugarcane juice, or its equivalent, from up to one million tons of raw sugarcane annually. In December 2012, following a successful commissioning phase, we began production of Biofene at the facility. Our first shipment of Biofene produced at the facility occurred on February 1, 2013.

Prior to operating our own facility, we relied on multiple contract manufacturing facilities in the United States, Brazil and Spain, which used 100,000 to 240,000 liter fermenters and multiple kinds of feedstock.

We have also advanced initial construction of a second large-scale production plant in Brazil, located at the SMSA sugar and ethanol mill also in the state of São Paulo, which we intend to complete when production economics support start-up of that plant. We entered into agreements with SMSA to establish the facility at SMSA, and to form a joint venture SMA Indústria Química S.A. (or SMA). We formed SMA in 2010, and commenced site preparation in December 2010 and civil construction in February 2011. In early 2012, we suspended construction of the plant pending completion and operation of our Brotas facility. The SMA plant is intended to provide a large-scale production facility to support our longer-term production plans.

Following the completion of our SMA plant, we expect to seek to expand our large-scale production capacity of intermediate molecules by entering into agreements with owners of additional sugar and ethanol mills in Brazil.

Chemical Finishing Process

In some cases, we perform additional chemical finishing steps to convert initial target molecules into other finished products, such as renewable squalane, lubricants, polymers and diesel. We have established an agreement with Glycotech Inc. (or Glycotech), for use of a Leland, North Carolina facility of Salisbury Partners, LLC to convert Biofene into squalane and other final products. We expect to enter into additional agreements with other chemical companies for finishing services to access flexible capacity and an array of services as we develop additional products.

Our Products

We are focused on developing a broad range of products to address five identified markets: cosmetics, flavors and fragrances, performance materials, lubricants and transportation fuels.

Cosmetics

Through basic chemical finishing steps, we are able to convert Biofene into squalane. Squalane is used today as an emollient in cosmetics and other personal care products. Squalane traditionally has been manufactured from olive oil or extracted from deep-sea shark liver oil. We believe Amyris-produced squalane offers a purity that is equal or superior to squalane derived from conventional sources. The relatively high price of squalane to date has meant that its use has been limited to small quantities in mass-market product formulations or to use in luxury products. We believe that we are capable of producing squalane at a price that would permit formulators to use squalane more broadly. We currently have agreements with several regional distributors, including in Japan, South Korea, North America, Brazil and Europe.

Lubricants

Base oils are the building blocks of lubricating oils and are currently derived from the crude oil refining process. Additives are materials added to base oils to change their properties, characteristics, or performance (e.g., anti-foam, anti-wear, corrosion inhibitor, detergent, dispersant, pour point depressant, anti-oxidant, or friction modifier). Lubricants are manufactured by combining a base oil with additives required by lubricant product applications, including engine oils, gear oils, hydraulic oils and turbine oils. Biofene may be chemically modified to serve as a base oil, additive, and/or lubricant. We believe the high-purity, synthetic base oil and additive molecules that can be made from Biofene could enable lubricant products to perform in harsh environments under extremes of temperature, moisture, dirt and/or wear.

In December 2010, we entered into an agreement with Cosan Combustíveis e Lubrificantes S.A. and Cosan S.A. Industria e Comércio (such Cosan entities and their affiliates, collectively or individually referred to as Cosan) to establish a joint venture for the worldwide development, production and commercialization of renewable base oils for the automotive, industrial and commercial lubricants markets. In March 2013, we expanded this collaboration to also include additives and lubricants for the automotive, industrial and commercial lubricants markets. The joint venture is operated through Novvi LLC (or Novvi). We anticipate that Novvi will source Biofene for its products initially from Amyris production facilities, and Amyris and Cosan, as co-owners of Novvi, would share its development, marketing and operating costs. In 2013, Novvi purchased initial quantities of Biofene for base oil production.

Flavors and Fragrances

We believe we are well situated to cost-effectively produce natural oils and aroma chemicals that are commonly used in the flavors and fragrances market. Many of the natural ingredients used in flavors and fragrances market are expensive because there is limited supply and the synthetic alternatives require complex chemical conversions. Amyris intends to offer flavors and fragrances companies a natural route to procure these ingredients without sacrificing cost or quality.

Currently, we are working with partners to develop a variety of flavors and fragrances ingredients that are either direct fermentation target molecules or derivatives of fermentation target molecules.

We plan to participate in the flavors and fragrance market by providing sustainable replacements that are high quality, reliably available, and competitively priced. To begin to develop our product offerings in this area, we have established various partnerships, including:

•
A collaboration agreement with a global flavors and fragrances company for development and commercialization of various compounds for the flavors and fragrances market.  Under this agreement, we conduct development activities and grant the partner licenses under our technology for commercialization of the compounds in exchange for funding and a profit sharing arrangement.

•
A joint development and license agreement with a leading global creator of flavors and fragrances for consumer products for specified fragrance molecules. Under the terms of the multi-year agreement, we are jointly developing these fragrance ingredients for the flavors and fragrances market, and we and the collaboration partner will share in the economic value derived from these ingredients. The agreement provides for specified funding during the term of the agreement based upon the achievement of certain technical milestones.

Performance Materials

Polymers are used in the manufacture of thousands of products that incorporate plastics and other polymeric materials, and we believe Biofene has the potential to provide significant opportunities for development of renewable ingredients and additives for the polymer market.

In July 2011, we entered into a collaboration agreement with Kuraray to develop certain polymers from Biofene. Under the agreement, Kuraray will develop polymers from Biofene to replace or complement petroleum-derived molecules such as butadiene and isoprene in the production of specified classes of high-performing polymers. Upon successful completion of the technical development program for the first polymer, Amyris and Kuraray would enter into a supply agreement for Kuraray's exclusive use of Biofene in the manufacturing and commercialization of these polymer products.

Our synthetic biology platform is able to produce other building blocks with the potential to provide an array of new renewable polymers to serve a variety of markets. For instance, we are working with Michelin to produce renewable isoprene and acquired a muconic acid platform that allows us to expand to a broad range of plastic additives and other applications.

Transportation Fuels

We have selected diesel as our primary area of focus within the transportation fuels market because of its projected global demand growth, the lack of a scalable, competitive renewable product, and our belief that our fuel product has properties superior to those of existing renewable alternatives. In general, our renewable diesel is produced by the simple chemical step of the hydrogenation of Biofene. Hydrogenation is a common chemical process currently used in the production of numerous products, such as saturation of vegetable oils to make margarine.

In November 2011 and July 2012, we entered into amendments of our technology license, development, research and collaboration agreement with Total, and in November 2013 and December 2013 we established a joint venture with Total with respect to such programs to establish a renewable diesel development program as described in more detail below under "Total Collaboration Products." We are in the process of obtaining jet fuel certification as part of a two-year program to open up the market and launch jet fuel in partnership with Total. We are waiting approval for use of our fuel in the aviation industry by the American Society for Testing and Materials (or ASTM).

We have completed significant steps to validate our ability to produce a market-accepted diesel product. By design, our product is a hydrocarbon of similar size to many of the hydrocarbons in petroleum-sourced diesel fuel. Due to the similarity of its chemical composition to that of existing petroleum-sourced diesel, our product has the properties required of diesel fuel and thereby satisfies the ASTM D975 Table 1 specifications for petroleum-derived diesel fuel oils. The Environmental Protection Agency (or EPA), has registered our diesel for use as a 35% blend with petroleum diesel in highway vehicles and non-road equipment and we are working to obtain registration for a higher blend with petroleum diesel, as opposed to the typical 3-10% blend of other bio-diesel products with petroleum diesel. We have received required approvals with Brazilian Agência Nacional do Petróleo, Gas Natural e Biocombustíveis (or ANP) for specific uses of our fuel in Brazil and have registered our Diesel Fuel with the California Air Resources Board (or CARB) and are pursuing registration or approvals with other relevant regulatory bodies.

Our ability to enter the diesel market is also dependent upon our ability to continue to achieve the required regulatory approvals in the global markets in which we will seek to sell our diesel products. These approvals primarily involve clearance by the relevant environmental agencies in the particular jurisdiction. For instance, in 2013, the EPA registered farnesane as a new chemical substance under the Toxic Substances Control Act (or TSCA), clearing the way for us to manufacture and sell farnesane without restrictions in the United States. We must also be certified by a sufficient number of diesel engine manufacturers, vehicle manufacturers or operators of large trucking fleets so that our diesel will have an appropriately large and accessible addressable market. These certification processes include fuel analysis modeling and the testing of engines and their components to ensure that the use of our diesel fuel does not degrade performance or reduce the lifecycle of the engine or cause it to fail to meet emissions standards.

We have completed successful engine testing of our diesel fuel with Cummins Engine Company (or Cummins), and Mercedes-Benz Brasil at a blend of up to 10%, and our renewable diesel has received OEM engine warranties from Cummins, Volkswagen AG and Mercedes-Benz Brasil for demonstration purposes. We continue to work with other diesel engine manufacturers to qualify our product for use in their engines.

Total Collaboration Products

We have a license, development, research and collaboration agreement with Total that sets forth the terms for the research, development, production and commercialization of chemical and/or fuels products to be agreed on by the parties. The agreement establishes a multi-phased process through which compounds are identified, screened, selected for product feasibility studies, and then ultimately selected as a lead compound for development. To commercialize any strains and compounds that are developed, Amyris and Total expect to form one or more joint ventures, the first of which is the fuels joint venture described below. Both Amyris and Total retain certain rights to make covered products independently subject to making royalty payments to the non-producing party, and Total has certain rights to require Amyris to work on non-collaboration projects. We have retained rights to produce and commercialize products in the following markets: flavors and fragrances; cosmetics, pharmaceuticals, consumer packaged goods, food additives, and pesticides. The first programs we are focusing on with Total relate to renewable diesel and jet fuel and industrial lubricants; however, we and Total retain the right to propose product development programs under these agreements in the future.

In November 2011, we entered into an amendment of the collaboration agreement with Total with respect to development and commercialization of Biofene for diesel. This represented an expansion of the initial collaboration that the parties established in 2010, and established a global, exclusive collaboration for the development of Biofene for diesel and a framework for the creation of a joint venture to manufacture and commercialize Biofene for diesel. In July 2012 and December 2013, we entered into a series of agreements to establish a research and development program and form a joint venture to produce and commercialize Biofene-based diesel and jet fuels, which joint venture was formed in December 2013. With an exception for our fuels business in Brazil, the collaboration and joint venture establish the exclusive means for us to develop, produce and commercialize fuels from Biofene. We granted the joint venture exclusive licenses under certain of our intellectual property to make and sell joint venture products. We also granted the joint venture, in the event of a buy-out of our interest in the joint venture by Total (which Total is entitled to do under certain circumstances) a non-exclusive license to optimize or engineer yeast strains used by us to produce farnesene for the joint venture’s diesel and jet fuels.

Product Distribution and Sales

We intend to distribute and sell our products either directly, through joint ventures, or with partners, depending on the market. For most chemical applications, we intend to sell directly to specialty chemical and consumer products companies. Generally, our collaboration agreements do not include any specific purchase obligations, and sales are contingent upon achievement of technical and commercial milestones. In addition, we expect to commercialize certain products, including fuels and base oils through joint venture arrangements with Total and Cosan, respectively.

Commencing in 2008, we began developing a fuels distribution network and distribution capabilities in the U.S. through Amyris Fuels. Through mid-2012, we purchased ethanol produced by third parties and gasoline and sold both pure ethanol and reformulated ethanol-blended gasoline to wholesale customers. For 2012, Mansfield Oil Company accounted for more than 10% of our reported revenues by virtue of its purchases of ethanol and reformulated ethanol-blended gasoline from Amyris Fuels. Collaboration revenues from Total also accounted for more than 10% of our reported revenues in 2012. Customers purchased ethanol and ethanol-blended gasoline from us under short-term agreements and spot transactions, and we generally did not have any contractual commitments from customers to purchase ethanol and ethanol-blended gasoline from us over any period of time. Nearly all of our customer revenue through the third quarter of 2012 came from the sale of ethanol and reformulated ethanol-

blended gasoline, with the remainder of our revenues coming from collaborations and government grants and, more recently, sales of our renewable products. In the third quarter of 2012, we transitioned out of the ethanol and ethanol-blended gasoline business. We do not expect to be able to replace much of the revenue lost as a result of this transition, particularly in 2013, while we continue our efforts to establish a renewable products business. Renewable product sales to Nikko Chemicals Co., Ltd. (Nikko) and collaboration revenue from Firmenich, International Flavors & Fragrances Inc. (IFF), and the Defense Advanced Research Projects Agency (or DARPA) each accounted for more than 10% of our reported revenues in 2013.

Intellectual Property

Our success depends in large part upon our ability to obtain and maintain proprietary protection for our products and technologies, and to operate without infringing the proprietary rights of others. We seek to avoid the latter by monitoring patents and publications in our product areas and technologies to be aware of developments that may affect our business, and to the extent we identify such developments, evaluate and take appropriate courses of action. With respect to the former, our policy is to protect our proprietary position by, among other methods, filing for patent applications on inventions that are important to the development and conduct of our business with the U.S. Patent and Trademark Office (or the USPTO), and its foreign counterparts.

As of January 31, 2014, we had 247 issued U.S. and foreign patents and 327 pending U.S. and foreign patent applications that are owned by or licensed to us. We also use other forms of protection (such as trademark, copyright, and trade secret) to protect our intellectual property, particularly where we do not believe patent protection is appropriate or obtainable. We aim to take advantage of all of the intellectual property rights that are available to us and believe that this comprehensive approach provides us with a strong proprietary position.

Patents extend for varying periods according to the date of patent filing or grant and the legal term of patents in various countries where patent protection is obtained. The actual protection afforded by patent, which can vary from country to country, depends on the type of patent, the scope of its coverage and the availability of legal remedies in the country. See “Risk Factors-Risks Related to Our Business-Our proprietary rights may not adequately protect our technologies and product candidates.”

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

Chemical Products

In the specialty chemical markets that we are initially seeking to enter, and in other chemical markets that we may seek to enter in the future, we will compete primarily with the established providers of chemicals currently used in products in these markets. Producers of these incumbent products include global oil companies, large international chemical companies and companies specializing in specific products, such as squalane or essential oils. We may also compete in one or more of these markets with products that are offered as alternatives to the traditional petroleum-based or other traditional products being offered in these markets.

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

Environmental and Other Regulatory Matters

Our development and production processes involve the use, generation, handling, storage, transportation and disposal of hazardous chemicals and radioactive and biological materials. We are subject to a variety of federal, state, local and international laws, regulations and permit requirements governing the use, generation, manufacture, transportation, storage, handling and disposal of these materials in the United States, Brazil and other countries where we operate or may operate or sell our products in the future. These laws, regulations and permits can require expensive fees, pollution control equipment or operational changes to limit actual or potential impact of our technology on the environment and violation of these laws could result in significant fines, civil sanctions, permit revocation or costs from environmental remediation. We believe we are currently in substantial compliance with applicable environmental regulations and permitting. However, future developments including our commencement of commercial manufacturing of one or more of our products, more stringent environmental regulation, policies and enforcement, the implementation of new laws and regulations or the discovery of unknown environmental conditions may require expenditures that could have a material adverse effect on our business, results of operations or financial condition. See “Risk Factors-Risks Relating to Our Business-We may incur significant costs complying with environmental laws and regulations, and failure to comply with these laws and regulations could expose us to significant liabilities.”

The use of genetically-modified microorganisms (or GMMs), such as our yeast strains, is subject to laws and regulations in many countries. In the United States, the EPA regulates the commercial use of GMMs as well as potential products produced from the GMMs. Various states within the United States could choose to regulate products made with GMMs as well. While the strain of genetically modified yeast that we use, S. cerevisiae, is eligible for exemption from EPA review because the EPA recognizes it as posing a low risk we must satisfy certain criteria to achieve this exemption, including but not limited to use of compliant containment structures and safety procedures. In Brazil, GMMs are regulated by the National Biosafety Technical Commission (or the CTNBio) under its Biosafety Law No. 11.105-2005. We have obtained approval from CTNBio to generally use GMMs under specific conditions in our Campinas facilities and our production plant in Brotas for research and development purposes. In addition, we have received CTNBio approval for commercial use of a specific strain in our Brotas plant.

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

Our renewable chemical products may be subject to government regulations in our target markets. In the United States, the EPA administers the requirements of the TSCA, which regulates the commercial registration, distribution, and use of many chemicals. Before an entity can manufacture or distribute significant volumes of a chemical, it needs to determine whether that chemical is listed in the TSCA inventory. If the substance is listed, then manufacture or distribution can commence immediately. If not, then in most cases a “Chemical Abstracts Service” number registration and pre-manufacture notice must be filed with the EPA, which has up to 90 days to review the filing.

Our diesel and jet fuel is subject to regulation by various government agencies. In the United States, this includes the EPA and the CARB. In Brazil, this includes ANP. To date we have obtained registration with the EPA for the use of our diesel in the United States at a 35% blend rate with petroleum diesel. In addition, ANP has authorized the use of our diesel fuel at blend rates of 10% and 30% for specific transportation fleets. In Europe, we obtained Registration, Evaluation, Authorization, and Restriction of Chemical Substances (or REACH) registration for importing/manufacturing up to 1,000 metric tons of farnesane (our diesel fuel) per year and are pursuing data validation for greater volumes. Registration with each of these bodies is required for the sale and use of our fuels within their respective jurisdictions. Jet fuel (aviation turbine fuel) validation and specifications are subject to the ASTM International industry consensus process and the Brazilian ANP national adoption process. Our jet fuel must also be validated and supported by an applicable ASTM aviation turbine fuel standard. Any failure to achieve required validation and certification for our jet fuel could impair or delay our plans to introduce a jet fuel product in 2014, which would have a material adverse impact on our renewable product revenues for the year. In addition, for us to achieve full access to the United States fuels market for our fuel products, we will need to obtain EPA and CARB (and potentially other state agencies) certifications for our feedstock pathway and production facilities, including certification of a feedstock lifecycle analysis relating to greenhouse gas emissions. Any delay in obtaining these additional certifications could impair our ability to sell our renewable fuels to refiners, importers, blenders and other parties that produce transportation fuels as they comply with federal and state requirements to include certified renewable fuels in their products. See “Risk Factors-Risks Related to Our Business-We may not be able to obtain regulatory approval for the sale of our renewable products.”

Research and Development

We devote substantial resources to our research and development efforts. As of February 28, 2014, our research and development organization included approximately 199 employees, 65 of whom held Ph.D.s. Our technology development is currently focused primarily on improving the performance of our production strains and on developing strains that produce new molecules. To facilitate the transfer of our fermentation technology to production, we operate pilot-scale fermentation facilities in both Emeryville, California and Campinas, Brazil, and transfer strains on a regular basis. Our process consists of a number of discrete steps including:

•	identifying new target molecules

•	creating new microbial strains capable of producing the target molecule

•	increasing product yield and productivity from microbial strains through strain modification or fermentation improvements

•	increasing efficiency of product separation and purification

•	continuous translation of these steps from lab to commercial scale production.

Our research and development expenditures were approximately $56.1 million, $73.6 million, and $87.3 million for the fiscal years ended December 31, 2013, 2012 and 2011, respectively.

Employees

As of February 28, 2014, we had 392 full-time employees. Of these employees, 233 were in the United States and 159 were in Brazil. Except for labor union representation for Brazil-based employees based on labor code requirements in Brazil, none of our employees is represented by a labor union or is covered by a collective bargaining agreement. We have never experienced any employment-related work stoppages and consider relations with our employees to be good.

Financial Information About Geographic Areas

Financial information regarding revenues and long-lived assets by geographic area is included in Note 15, "Reporting Segments” in “Notes to Consolidated Financial Statements” included in this Form 10-K.

Business Background and Available Information

We organized our business in July 2003 as a California corporation under the name Amyris Biotechnologies, Inc. and have maintained our headquarters and research facilities in the San Francisco Bay Area since that time. In June 2010, we reincorporated in Delaware and changed our name to Amyris, Inc. We commenced research activities in 2005, focusing on the development of an alternative source of artemisinic acid for the treatment of malaria and launched research efforts for production of Biofene in 2006. In 2008, we began to sell third party ethanol to wholesale customers through our Amyris Fuels subsidiary, which generated revenue from the sale of ethanol and reformulated ethanol-blended gasoline to wholesale customers through a network of terminals in the eastern United States. We completed our planned transition out of the ethanol and ethanol-blended gasoline business in the third quarter of 2012, though we continue to maintain the Amyris Fuels subsidiary for activities related to renewable fuel sales. We first established a presence in Brazil in 2008 through the opening of laboratories in Campinas. Our corporate headquarters are located at 5885 Hollis Street, Suite 100, Emeryville, CA 94608, and our telephone number is (510) 450-0761. Our website address is www.amyris.com. The information contained in or accessible through our website or contained on other websites is not deemed to be part of this report on Form 10‑K.

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

We have incurred significant losses in each year since our inception and believe that we will continue to incur losses and negative cash flow from operations into at least 2014. As of December 31, 2013, we had an accumulated deficit of $821.4 million and had cash, cash equivalents and short term investments of $8.3 million. We have significant outstanding debt and contractual obligations related to purchase commitments, as well as capital and operating leases. As of December 31, 2013, our debt totaled $152.1 million, net of discount of $27.9 million, of which $6.4 million matures within the next twelve months. In January 2014, we closed the issuance of an additional $34.0 million of debt pursuant to agreements entered into in 2013. In addition, our debt agreements contain various covenants, including restrictions on business that could cause us to be at risk of defaults. We expect to incur additional costs and expenses related to the continued development and expansion of our business, including construction and operation of our manufacturing facilities, contract manufacturing, research and development operations, and operation of our pilot plants and demonstration facility. There can be no assurance that we will ever achieve or sustain profitability on a quarterly or annual basis.

We have limited experience producing our products at commercial scale and may not be able to commercialize our products to the extent necessary to sustain and grow our current business.

To commercialize our products, we must be successful in using our yeast strains to produce target molecules at commercial scale and at a commercially viable cost. If we cannot achieve commercially-viable production economics for enough products to support our business plan, including through establishing and maintaining sufficient production scale and volume, we will be unable to achieve a sustainable integrated renewable products business. Virtually all of our production capacity is through a purpose-built, large-scale production plant in Brotas, Brazil. This plant commenced operations in 2013, and scaling and running the plant has been, and continues to be, a time-consuming, costly, uncertain and expensive process. Given our limited experience commissioning and operating our own manufacturing facilities and our limited financial resources, we cannot be sure that we will be successful achieving production economics that allow us to meet our plans for commercialization of various products we intend to offer. In addition, to date we have only produced Biofene at the Brotas plant. Our attempts to scale production of new molecules at the plant is subject to uncertainty and risk. For example, even to the extent we successfully complete product development in our laboratories and pilot and demonstration facilities, and at contract manufacturing facilities, we may be unable to translate such success to large-scale, purpose-built plants. If this occurs, our ability to commercialize our technology will be adversely affected and we may be unable to produce and sell any significant volumes of our products. Also, with respect to products that we are able to bring to market, we may not be able to lower the cost of production, which would adversely affect our ability to sell such products profitably.

We will require significant inflows of cash from financing and collaboration transactions to fund our anticipated operations and may not be able to obtain such financing and collaboration funding on favorable terms, if at all.

Our planned 2014 and 2015 working capital needs and our planned operating and capital expenditures for 2014 and 2015 are dependent on significant inflows of cash from existing and new collaboration partners and cash contribution from growth in renewable product sales, as well as additional funding from new joint ventures or other collaborations, and may also require additional funding from equity financings, credit facilities or loans, especially to the extent that we are unable to ramp up positive gross margin product sales or close on sufficient funding from existing and new collaboration partners. We will continue to need to fund our research and development and related activities and to provide working capital to fund production, storage, distribution and other aspects of its business. Some of our existing anticipated financing sources, such as research and development collaborations, are subject to the risk that we cannot meet milestones or are not yet subject to definitive agreements or mandatory funding commitments and, if needed, we may not be able to secure additional types of financing in a timely manner or on reasonable terms, if at all.

In 2013, we completed several equity and convertible debt financings to provide us with cash resources to pursue our business plans. In August 2013, we entered into an agreement with Total and Maxwell (Mauritius) Pte Ltd, (or Temasek), to sell up to $73.0 million in convertible promissory notes in private placements over a period of up to 24 months from the date of signing (referred to as the August 2013 Financing). The August 2013 Financing was divided into two tranches (one for $42.6 million and one for $30.4 million), each with differing closing conditions. Of the total possible purchase price in the financing, $60.0 million was to be paid in the form of cash by Temasek ($35.0 million in the first tranche and up to $25.0 million in the second tranche) and $13.0 million was to be paid by cancellation of outstanding convertible promissory notes held by Total in connection with its exercise of pro rata rights ($7.6 million in the first tranche and $5.4 million in the second tranche). In October 2013, the Company amended the agreement for the August 2013 Financing to include entities affiliated with FMR LLC (referred to as the Fidelity Entities) as additional investors for the first tranche in the principal amount of $7.6 million, and to proportionally increase the amount acquired by exchange and cancellation of outstanding convertible promissory notes held by Total to $14.6 million ($9.2 million in the first tranche and up to $5.4 million in the second tranche). Prior to the closing of the first tranche of the August Financing, Temasek advanced $35.0 million of financing through the purchase of a senior bridge note (referred to as the Temasek Bridge Note) due at the first closing. Also in October 2013, we completed the initial closing of the first tranche of the August 2013 Financing, issuing a total of $51.8 million in convertible promissory notes for cash proceeds of $7.6 million and cancellation of outstanding promissory notes and convertible promissory notes of $44.2 million, of which $35.0 million resulted from the cancellation of the Temasek Bridge Note. In December 2013, we agreed to sell an additional $3.0 million of senior convertible notes in the second tranche of the August 2013 Financing to funds affiliated with Wolverine Asset Management (or Wolverine) and we elected to call $25.0 million in additional funds from Temasek pursuant to its previous commitment to purchase such amount of convertible promissory notes in the second tranche. Additionally, in December 2013, we agreed to sell approximately $6.0 million of convertible promissory notes in the second tranche to Total through cancellation of the same amount of principal of previously outstanding convertible notes held by Total (in respect of Total’s preexisting contractual right to maintain its pro rata ownership position through such cancellation of indebtedness). In January 2014, we completed the offering of such convertible promissory notes in the second tranche.

The terms of the August 2013 Financing include significant potential reductions in the conversion price for the notes if we do not meet certain performance milestones and other conditions. These conditions, if triggered, could result in further reductions to the conversion price that would cause significant additional dilution to our stockholders if the notes are ultimately converted. Furthermore, if not converted, we may not have sufficient cash to repay the notes when they become due, which could result in insolvency and related issues. In addition, we were required to agree to significant covenants that have an impact on our ability to engage in certain transactions. For example, the purchase agreement for the August 2013 Financing (referred to as the August 2013 SPA) requires us to obtain the consent of a majority of the purchasers in the financing before completing any change-of-control transaction, or purchasing assets in one transaction or a series of related transactions in an amount greater than $20.0 million, in each case while the notes are outstanding. We also agreed to provide the purchasers with pro rata rights under which they could cancel up to the full amount of outstanding notes to pay for equity securities if we raise additional financing during the term of the notes, which could delay or prevent us from obtaining additional financing if the purchasers do not support it.

To the extent we obtain funding through the issuance of additional equity securities, our existing stockholders will suffer dilution. For example, in 2013, we completed private placements of our common stock that resulted in the issuance of approximately 6.6 million shares of our common stock. Also, in 2013, including the August 2013 Financing and research and development-related funding, we issued approximately $72.6 million in senior convertible promissory notes that are convertible into common stock. In June 2013 and July 2013 we issued an aggregate $30.0 million of convertible promissory notes with a conversion price of $3.08 per share pursuant to our arrangement with Total for research an development-related funding. In October 2013, we issued $51.8 million in convertible promissory notes that are convertible into common stock at an initial conversion price of $2.44, and in December 2013, we agreed to issue approximately $34.0 million in convertible promissory notes that are convertible into common stock at an initial conversion price of $2.87, each as part of the August Financing. The placement of $34.0 million of senior unsecured convertible notes closed in January 2014. Through 2015, we may issue up to an aggregate of $21.7 million in additional unsecured senior convertible promissory notes, with a conversion price of $7.0682 per share, under the agreements with Total described below under the risk factor, “Our relationship with our strategic partner, Total, may have a substantial impact on our company.” Furthermore, under the convertible note financing approved by the stockholders of the Company in September 2013, we may issue up to an additional $3.2 million in convertible promissory notes at an initial conversion price of $2.44, and up to an additional $20.96 million in convertible promissory notes at a conversion price of $2.87. In addition, in connection with the initial closing of the August 2013 Financing, we issued a warrant to Temasek to purchase 1,000,000 shares of our common stock at an exercise price of $0.01 per share, exercisable only if Total converts certain preexisting convertible promissory notes.

In addition to dilution, to the extent we issue convertible promissory notes and similar instruments, we would become subject to various covenants, including restrictions on our business, that could cause us to be at risk of defaults. For example, the convertible notes we issued in 2012, 2013 and early 2014 contain various covenants, including restrictions on the amount of debt we are permitted to incur, a loan and security agreement we entered into in March 2014 included covenants regarding fund raising, cash flows and revenues, and the convertible notes or other debt we may issue in connection with future debt financings could contain similar covenants.

In addition to debt and equity financing, we depend on collaboration funding to support our operating expenses. While part of this funding is committed based on existing collaboration agreements, our 2014 business plan depends on identifying and obtaining funding under additional collaborations that are not yet subject to any definitive agreement or are not yet identified. In addition, some of our existing anticipated collaboration funding is subject to our achievement of milestones or other funding conditions. If we cannot secure sufficient collaboration funding to support our operating expenses in excess of cash contributions from product sales and existing debt and equity financing, in order to raise sufficient funds to finance our ongoing operations, we may need to issue additional preferred and discounted equity, agree to onerous covenants, grant further security interests in our assets, enter into collaboration and licensing arrangements that require us to relinquish commercial rights or grant licenses on terms that are not favorable to us, or any or all of these possibilities. If we fail to secure such funding, we could be forced to curtail our operations, which would have a material adverse effect on our ability to continue with our business plans and on our status as a going concern.

If we are unable to raise additional financing, or if other expected sources of funding are delayed or not received, we would take the following actions as early as the second quarter of 2014 to support our liquidity needs through the remainder of 2014 and into 2015:

•
Effect significant headcount reductions in the United States and in Brazil, particularly with respect to both general and administrative employees and other employees not connected to critical or contracted activities.

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

The contingency cash plan contemplating these actions is designed to save an estimated $25.0 million to $35.0 million over the next twelve months. Implementing this plan could have a material negative impact on our ability to continue our business as currently contemplated, including, without limitation, delays or failures in its ability to:

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

If our major production facilities do not successfully commence or scale up operations, our customer relationships, business and results of operations may be adversely affected.

A substantial component of our planned production capacity in the near and long term depends on successful operations at our initial and planned large-scale production plants in Brazil. We are in the early stages of operating our first purpose-built, large-scale production plant in Brotas, Brazil and may complete construction of certain other facilities in the coming years. Delays or problems in the construction, start-up or operation of these facilities will cause delays in our ramp-up of production and hamper our ability to reduce our production costs. Delays in construction can occur due to a variety of factors, including regulatory requirements and our ability to fund construction and commissioning costs. Once our large-scale production facilities are built, we must successfully commission them and they must perform as we have designed them. If we encounter significant delays, cost overruns, engineering issues, contamination problems, equipment or raw material supply constraints, unexpected equipment maintenance requirements, safety issues, work stoppage or other serious challenges in bringing these facilities online and operating them at commercial scale, we may be unable to produce our initial renewable products in the time frame we have planned. For example, we are planning to start using our plant at Brotas to produce molecules beyond Biofene. To date, we have only produced Biofene at the plant. In order to produce additional molecules at Brotas, we are required to perform thorough transition activities, and modify the design of the plant. Any modifications to the production plant could cause complications in the start-up and operations of the plant, which could result in delays or failures in production. We may also need to continue to use contract manufacturing sources more than we expect (e.g., if the modifications to the Brotas plant are not successful or have a negative impact on the plant's operations), which would reduce our anticipated gross margins and may prevent us from accessing certain markets for our products. Further, if our efforts to increase (or complete and commence, as the case may be) production at these facilities are not successful, other mill owners in Brazil or elsewhere may decide not to work with us to develop additional production facilities, demand more favorable terms or delay their commitment to invest capital in our production.

Our reliance on the large-scale production plant in Brotas, Brazil subjects us to execution and economic risks.

Our decision to focus our efforts for production capacity on the manufacturing facility in Brotas, Brazil means that we will have limited manufacturing sources for our products in 2014 and beyond. Accordingly, any failure to establish operations at that plant could have a significant negative impact on our business, including our ability to achieve commercial viability for our products. With the facility in Brotas, Brazil, we are, for the first time, operating a commercial fermentation and separation facility. We are inexperienced at operating plants and may face unexpected difficulties associated with the operation of the plant. For example, we have in the past, at certain contract manufacturing facilities, encountered significant delays and difficulties in ramping up production based on contamination in the production process, problems with plant utilities, lack of automation and related human error, issues arising from process modifications to reduce costs and adjust product specifications, and other similar challenges. Such challenges could arise in our plant in Brotas, Brazil, and we cannot be certain that we will be able to remedy them quickly or effectively enough to achieve commercially viable near-term production costs and volumes.

As part of our arrangement to build the plant in Brotas, Brazil we have an agreement with Paraíso Bioenergia to purchase from Paraíso Bioenergia sugarcane juice corresponding to a certain number of tons of sugarcane per year, along with specified water and vapor volumes. Until this annual volume is reached, we are restricted from purchasing sugarcane juice for processing in the facility from any third party, subject to limited exceptions, unless we pay the premium to Paraíso Bioenergia that we would have paid if we bought the juice from them. As such, we will be relying on Paraíso Bioenergia to supply such juice and utilities on a timely basis, in the volumes we need, and at competitive prices. If a third party can offer superior prices and Paraíso Bioenergia does not consent to our purchasing from such third party, we would be required to pay Paraíso Bioenergia the applicable premium, which would have a negative impact on our production cost. Furthermore, we agreed to pay a price for the juice that is based on the lower of the cost of two other products produced by Paraíso Bioenergia using such juice, plus a premium. Paraíso Bioenergia may not want to sell sugarcane juice to us if the price of one of the other products is substantially higher than the one setting the price for the juice we purchase. While the agreement provides that Paraíso Bioenergia would have to pay a penalty to us if it fails to supply the agreed-upon volume of juice for a given month, the penalty may not be enough to compensate us for the increased cost if third-party suppliers do not offer competitive prices. Also, if the prices of the other products produced by Paraíso Bioenergia increase, we could be forced to pay those increased prices for production without a related increase in the price at which we can sell our products, reducing or eliminating any margins we can otherwise achieve. If in the future these supply terms no longer provide a viable economic structure for the operation in Brotas, Brazil we may be required to renegotiate our agreement, which could result in manufacturing disruptions and delays.

Furthermore, as we continue to scale up production of our products, both through contract manufacturers and at our large-scale production plant in Brotas, Brazil, we may be required to store increasing amounts of our products for varying periods of time and under differing temperatures or other conditions that cannot be easily controlled, which may lead to a decrease in the quality of our products and their utility profiles and could adversely affect their value. If our stored products degrade in quality, we may suffer losses in inventory and incur additional costs in order to further refine our stored products or we may need to make new capital investments in shipping, improved storage or sales channels and related logistics.

Our joint venture with São Martinho S.A. subjects us to certain legal and financial terms that could adversely affect us.

We have various agreements with SMSA that contemplate construction of another large-scale manufacturing facility as a joint venture in Brazil. Under these agreements, we are responsible for designing and managing the construction project, and are responsible for the initial construction costs. We projected the construction costs of the project to be approximately $100.0 million. While we completed a significant portion of the construction of the plant before 2012, we delayed further construction and commissioning of the plant while we constructed and commissioned our production plant in Brotas, Brazil and we expect to continue to defer the SMA project for the near term based on economic considerations and to allow us to focus on operations at our production plant in Brotas, Brazil. We entered into an amendment to the joint venture agreement with SMSA in February 2014 which updates and documents certain preexisting business plan requirements related to the start-up of construction at the plant and sets forth, among other things, (i) the extension of the deadline for the commencement of operations at the joint venture operated plant to no later than 18 months following the construction of the plant, which shall occur no later than March 31, 2017, and (ii) the extension of an option held by SMSA to build a second large-scale farnesene production facility to no later than December 31, 2018 with the commencement of operations at such second facility to occur no later than April 1, 2019. While SMSA was obligated to contribute up to approximately R$61.8 million (approximately US$26.4 million based on the exchange rate as of December 31, 2013) to the construction of the original plant, such contributions depended on, among other things, successful commencement of operations at the plant. Notwithstanding the February 2014 amendment to the joint venture agreement, based on our shifting manufacturing priorities and uncertainty regarding financing availability, we cannot currently predict exactly when or if our facility at SMSA will be completed or commence commercial operations, which means that SMSA's anticipated contribution will continue to be delayed and may never occur. SMSA holds rights with respect to the termination and acquisition of our interests in SMA. For instance, if Amyris Brasil becomes controlled, directly or indirectly, by a competitor of SMSA, then SMSA has the right to acquire our interest in the joint venture and if SMSA becomes controlled, directly or indirectly, by a competitor of ours, then we have the right to sell our interest in the joint venture to SMSA. In either case, the purchase price is to be determined in accordance with the joint venture agreements, as amended, and we would continue to have the obligation to acquire products produced by the joint venture for the remainder of the term of the supply agreement then in effect even though we might no longer be involved in the joint venture's management.

If we are ultimately successful in establishing the plant at SMSA, the agreements governing the joint venture subject us to terms that may not be favorable to us under certain conditions. For example, we are required to purchase the output of the joint venture for the first four years at a price that guarantees the return of SMSA's investment plus a fixed surcharge rate. We may not be able to sell the output at a price that allows us to achieve anticipated, or any, level of profitability on the product we acquire under these terms. Similarly, the return that we are required to provide the joint venture for products after the first four years may have an adverse effect on the profitability we achieve from acquiring the mill's output. Additionally, we are required to purchase the output of the joint venture regardless of whether we have a customer for such output, and our results of operations and financial condition would be adversely affected if we are unable to sell the output that we are required to purchase.

Loss or termination of contract manufacturing relationships could harm our ability to meet our production goals.

As we have focused on building and commissioning our own plant and improving our production economics, we have reduced our use of contract manufacturing and have terminated relationships with some of our contract manufacturing partners. The failure to have multiple available supply options for farnesene could create a risk for us if a single source or a limited number of sources of manufacturing runs into operational issues. In addition, if we are unable to secure the services of contract manufacturers when and as needed, we may lose customer opportunities and the growth of our business may be impaired. We cannot be sure that contract manufacturers will be available when we need their services, that they will be willing to dedicate a portion of their capacity to our projects, or that we will be able to reach acceptable price and other terms with them for the provision of their production services. If we shift priorities and adjust anticipated production levels (or cease production altogether) at contract manufacturing facilities, such adjustments or cessations could also result in disputes or otherwise harm our business relationships with contract manufacturers. In addition, reducing or stopping production at one facility while increasing or starting up production at another facility generally results in significant losses of production efficiency, which can persist for significant periods of time. Also, in order for production to commence under our contract manufacturing arrangements, we generally must provide equipment, and we cannot be assured that such equipment can be ordered or installed on a timely basis, at acceptable costs, or at all. Further, in order to establish new manufacturing facilities, we need to transfer our yeast strains and production processes from lab to commercial plants controlled by third parties, which may pose technical or operational challenges that delay production or increase our costs.

Our use of contract manufacturers exposes us to risks relating to costs, contractual terms and logistics .

While we have commenced commercial production at the Brotas, Brazil plant, we continue to commercially produce, process and manufacture some specialty molecules through the use of contract manufacturers, and we anticipate that we will continue to use contract manufacturers for the foreseeable future for chemical conversion and production of end-products and, to mitigate cost and volume risks at our large-scale production facilities, for production of Biofene and other fermentation target compounds. Establishing and operating contract manufacturing facilities requires us to make significant capital expenditures, which reduces our cash and places such capital at risk. For example, based on an evaluation of our assets associated with contract manufacturing facilities and anticipated levels of use of such facilities, we recorded a loss on purchase commitments and write off of production assets of approximately $9.4 million in the year ended December 31, 2013. Also, contract manufacturing agreements contain terms that commit us to pay for capital expenditures and other costs incurred or expected to be earned by the plant operators and owners, which can result in contractual liability and losses for us even if we terminate a particular contract manufacturing arrangement or decide to reduce or stop production under such an arrangement. For example, in June 2013, we entered into a termination agreement with a contract manufacturer that required us to make payments totaling $8.8 million in 2013, of which $3.6 million was to satisfy outstanding obligations and $5.2 million was in lieu of additional payments otherwise owed.

The locations of contract manufacturers can pose additional cost, logistics and feedstock challenges. If production capacity is available at a plant that is remote from usable chemical finishing or distribution facilities, or from customers, we will be required to incur additional expenses in shipping products to other locations. Such costs could include shipping costs, compliance with export and import controls, tariffs and additional taxes, among others. In addition, we may be required to use feedstock from a particular region for a given production facility. The feedstock available in a particular region may not be the least expensive or most effective feedstock for production, which could significantly raise our overall production cost o reduce our product's quality until we are able to optimize the supply chain.

If we are unable to reduce our production costs, we may not be able to produce our products at competitive prices and our ability to grow our business will be limited.

Currently, our costs of production are not low enough to allow us to offer many of our planned products at competitive prices relative to alternatives available in the market. Our production costs depend on many factors that could have a negative effect on our ability to offer our planned products at competitive prices, including, in particular, our ability to establish and maintain sufficient production scale and volume, and feedstock cost. For example, see "We have limited experience producing our products and commercial scale and may not be able to commercialize our products to the extent necessary to sustain and grow our current business," "Our manufacturing operations require sugar feedstock, and the ability to obtain such feedstock in sufficient quantities or in a timely manner, or at reasonable prices, may limit our ability to produce products profitably or at all," and "The price of sugarcane and other feedstocks can be volatile as a result of changes in industry policy and may increase the cost of production of our products."

We face financial risk associated with scaling up production to reduce our production costs. To reduce per-unit production costs, we must increase production to achieve economies of scale and to be able to sell our products with positive margins. However, if we do not sell production output in a timely manner or in sufficient volumes, our investment in production will harm our cash position and generate losses. Additionally, we may incur added costs in storage and we may face issues related to the decrease in quality of our stored products, which could adversely affect the value of such products. Since achieving competitive product prices generally requires increased production volumes and our manufacturing operations and cash flows from sales are in their early stages, we have had to produce and sell products at a loss in the past, and expect to continue to do so as we build our business. If we are unable to achieve adequate revenues from a combination of product sales and other sources, we may not be able to invest in production and we may not be able to pursue our business plans.

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

There can be no assurance that our products will be approved or accepted by customers, that customers will choose our products over competing products, or that we will be able to sell our products profitably at prices and with features sufficient to establish demand. The markets we have entered first are primarily those for specialty chemical products used by large consumer products or specialty chemical companies. In entering these markets, we have sold and we intend to sell our products as alternatives to chemicals currently in use, and in some cases the chemicals that we seek to replace have been used for many years. The potential customers for our molecules generally have well developed manufacturing processes and arrangements with suppliers of the chemical components of their products and may have a resistance to changing these processes and components. These potential customers frequently impose lengthy and complex product qualification procedures on their suppliers, influenced by consumer preference, manufacturing considerations such as process changes and capital and other costs associated with transitioning to alternative components, supplier operating history, established business relationships, regulatory issues, product liability and other factors, many of which are unknown to, or not well understood by, us. Satisfying these processes may take many months or years. If we are unable to convince these potential customers (and the consumers who purchase products containing such chemicals) that our products are comparable to the chemicals that they currently use or that the use of our products is otherwise to their benefits, we will not be successful in entering these markets and our business will be adversely affected.

In order for our diesel fuel or jet fuel to be accepted in various countries around the world, a significant number of diesel engine and jet engine manufacturers or operators of large trucking or jet fleets, as the case may be, must determine that the use of our fuels in their equipment will not invalidate product warranties and that they otherwise regard our diesel fuel or jet fuel as an acceptable fuel so that our diesel will have an appropriately large and accessible addressable market. In addition, we must successfully demonstrate to these manufacturers that our fuel does not degrade the performance or reduce the life cycle of their engines or cause them to fail to meet applicable emissions standards. These certification processes include fuel analysis modeling and the testing of engines and their components to ensure that the use of our diesel fuel or jet fuel does not degrade performance or reduce the lifecycle of the engine or cause them to fail to meet applicable emissions standards.

Additionally, we may be subject to product safety testing and may be required to meet certain product safety standards. Meeting these suitability or safety standards can be a time consuming and expensive process, and we may invest substantial time and resources into such qualification efforts without ultimately securing approval. To date, our diesel fuel has achieved limited approvals from certain engine manufacturers, but we cannot be assured that other engine or vehicle manufacturers or fleet operators, will approve usage of our fuels. To distribute our diesel fuel, we must also meet requirements imposed by pipeline operators and fuel distributors. If these operators impose volume limitations on the transport of our fuels, our ability to sell our fuels may be impaired. Our ability to sell a jet fuel product is subject to similar types of qualification requirements as diesel (although the jet fuel qualification process is generally more rigorous, time consuming and expensive than for diesel).

Our ability to enter the fuels market is also dependent upon our ability to continue to achieve the required regulatory approvals in the global markets in which we will seek to sell our fuel products. These approvals primarily involve clearance by the relevant environmental agencies in the particular jurisdiction and are described below under the risk factors, "Our use of genetically-modified feedstocks and yeast strains to produce our products subjects us to risks of regulatory limitations and rejection of our products," "We may not be able to obtain regulatory approval for the sale of our renewable products," and "We may incur significant costs complying with environmental laws and regulations, and failure to comply with these laws and regulations could expose us to significant liabilities."

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

In the specialty chemical markets that we are initially seeking to enter, and in other chemical markets that we may seek to enter in the future, we will compete primarily with the established providers of chemicals currently used in products in these markets. Producers of these incumbent products include global oil companies, large international chemical companies and companies specializing in specific products, such as squalane or essential oils. We may also compete in one or more of these markets with products that are offered as alternatives to the traditional petroleum-based or other traditional products being offered in these markets.

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

The oil companies, large chemical companies and well-established agricultural products companies with whom we compete are much larger than us, have, in many cases, well developed distribution systems and networks for their products, have valuable historical relationships with the potential customers we are seeking to serve and have much more extensive sales and marketing programs in place to promote their products. In order to be successful, we must convince customers that our products are at least as effective as the traditional products they are seeking to replace and we must provide our products on a cost-competitive basis with these traditional products and other available alternatives. Some of our competitors may use their influence to impede the development and acceptance of renewable products of the type that we are seeking to produce.

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

We have a license, development, research and collaboration agreement with Total, under which we may develop, produce and commercialize products with Total. Under this agreement, Total has a right of first negotiation with us with respect to exclusive commercialization arrangements that we would propose to enter into with third parties, as well as the right to purchase any of our products on terms not less favorable than those offered to or received by us from third parties in any market where Total or its affiliates have a significant market position. These rights might inhibit potential strategic partners or potential customers from entering into negotiations with us about future business opportunities. Total also has the right to terminate this agreement if we undergo a sale or change of control to certain entities, which could discourage a potential acquirer from making an offer to acquire us.

In other agreements with Total related to their original investment in our capital stock, for as long as Total owns 10% of our voting securities, it has rights to an exclusive negotiation period if our Board of Directors decides to sell our company. Total also has the right to designate one director to serve on our Board of Directors. Also, in connection with Total’s investments, our certificate of incorporation includes a provision that excludes Total from prohibitions on business combinations between Amyris and an “interested stockholder.” These provisions could have the effect of discouraging potential acquirers from making offers to acquire us, and give Total more access to the Company than other stockholders if Total decides to pursue an acquisition.

Additionally, in connection with subsequent investments by Total, we granted Total, among other investors, a right of first investment if we propose to sell securities in a private placement financing transaction. With these rights, Total and other investors may subscribe for a portion of any new financing and require us to comply with certain notice periods, which could discourage other investors from participating, or cause delays, in our ability to close such a financing. Until June 30, 2014, Total also has a right to cancel up to approximately $9.8 million in convertible promissory notes previously issued to Total to exercise certain pro rata rights. To the extent Total exercises this right, it will reduce the cash proceeds we may realize from the relevant financing. Under agreements signed in July 2012, Total previously had the right to cancel up to $30.0 million of such convertible promissory notes, but has since, in financings that closed in December 2012, October 2013, December 2013 and January 2014, used approximately $20.2 million of such $30.0 million.

Our joint venture with Total limits our ability to independently develop and commercialize Biofene-based diesel and jet fuels.

In July 2012 and December 2013, we entered into a series of agreements to establish a research and development program and form a joint venture to produce and commercialize Biofene-based diesel and jet fuels. With an exception for our fuels business in Brazil, the collaboration and joint venture establish the exclusive means for us to develop, produce and commercialize fuels from Biofene. We granted the joint venture exclusive licenses under certain of our intellectual property to make and sell joint venture products. We also granted the joint venture, in the event of a buy-out of our interest in the joint venture by Total (which Total is entitled to do under certain circumstances described below) a non-exclusive license to optimize or engineer yeast strains used by us to produce farnesene for the joint venture’s diesel and jet fuels. As a result of these licenses, Amyris generally no longer has an independent right to make or sell Biofene fuels outside of Brazil. If, for any reason, the joint venture is not fully supported or is not successful and the joint venture does not allow us to pursue Biofene-based fuels independently, this joint venture arrangement could impair our ability to develop and commercialize such fuels, which could have a material adverse effect on our business and long term prospects. For example, these arrangements could adversely affect our ability to enter or expand in these markets on terms that would otherwise be more favorable to us independently or with third parties.

In addition to granting the joint venture exclusive licenses, we also agreed that, if we encounter certain financial hardship situations, such as bankruptcy, insolvency and debt defaults, or upon a change of control of Amyris, Total has a right to buy out our interest in the joint venture at fair market value. The agreements also provide Total with a right to buy out our interest in the joint venture in the event of a “deadlock” in negotiating agreements to establish an operational fuels joint venture following a decision to proceed with the next phase of the joint venture. In a situation where Total buys out our interest in the joint venture, it also has rights to buy our Brazil fuels business at fair market value. If Total were to exercise these rights, we would, in effect, relinquish rights to intellectual property exclusively licensed to the joint venture, and our ability to seek future revenue from Biofene in the fuels market would be adversely affected (or completely prevented). This could significantly reduce the value of our product offerings, and have a material adverse effect on our ability to grow our business in future years.

Total’s collaboration funding is in the form of convertible promissory notes.

Our agreements with Total relating to our fuels collaboration created a convertible debt financing structure for funding the research and development program. The collaboration agreements contemplated approximately $105.0 million in financing for the collaboration, of which Total has funded $83.3 million to date. Total is expected to fund up to the remaining $21.7 million, with $10.85 million to be paid by July 2014 and $10.85 million to be paid by January 2015. If Total chooses not to continue participating at certain "Go/No-Go" decision points during the program, licenses to our technology would terminate, and the notes would remain outstanding and become payable at maturity unless otherwise converted in accordance with their terms. If Total chooses to continue the collaboration and makes a final decision to proceed with the operational fuels joint venture, Total is required to buy from Amyris 50% of the preferred shares (all of which are currently held by Amyris) of a related joint venture in exchange for full settlement of principal and interest outstanding under the notes. If Total chooses to continue the collaboration and makes a final decision to proceed with the joint venture only for jet fuel, Total is required to buy from Amyris 50% of the preferred shares of the joint venture in exchanges for the settlement of 30% of the principal and interest outstanding under the notes. The remaining notes would continue to be outstanding and payable upon maturity unless otherwise converted in accordance with the terms of the notes.

We cannot be certain that Total will choose to continue funding the program or ultimately opt to participate in an operational fuels joint venture. If Total were to decide not to participate further in the collaboration or not to proceed with the operational fuels joint venture, it would not be obligated to fund any further amounts (which would reduce our anticipated near-term collaboration revenues), and, as noted above, the outstanding notes representing amounts paid by Total to date would remain outstanding and become payable or convertible into our common stock. If Total chooses to demand repayment of amounts funded under the notes following such a decision (or a portion of such notes based on a jet fuel-only decision), we may not be able to satisfy our obligations to repay the notes by the maturity date in March 2017, which could lead to defaults and our insolvency, and Total and other creditors could pursue collections claims against us. If the notes become convertible and Total chooses to convert them, the resulting issuance of common stock would be dilutive to other stockholders.

If we do not meet technical, development and commercial milestones in our collaboration agreements, our future revenue and financial results will be adversely impacted.

We have entered into a number of agreements regarding the further development of certain of our products and, in some cases, for ultimate sale of certain products to the customer under the agreement. None of these agreements affirmatively obligates the other party to purchase specific quantities of any products at this time, and most contain important conditions that must be satisfied before additional research and development funding or product purchases would occur. These conditions include research and development milestones and technical specifications that must be achieved to the satisfaction of our collaborators, which we cannot be certain we will achieve. If we do not achieve these contractual milestones, our revenues and financial results will be adversely affected.

We are subject to risks related to our reliance on collaboration arrangements to fund development and commercialization of our products.

For most product markets we are trying to address, we either have or are seeking collaboration partners to fund the research and development, commercialization and production efforts required for the target products. Typically we provide limited exclusive rights and revenue sharing with respect to the production and sale of particular types of products in specific markets in exchange for such up-front funding. These exclusivity, revenue-sharing and other similar terms limit our ability to commercialize our products and technology, and may impact the size of our business or our profitability in ways that we do not currently envision. In addition, revenues from these types of relationships are a key part of our cash plan for 2014 and beyond. If we fail to collect expected collaboration revenues, or to identify and add sufficient additional collaborations to fund our planned operations, we may be unable to fund our operations or pursue development and commercialization of our planned products. To achieve our collaboration revenue targets from year to year, we may be forced to enter into agreements that contain less favorable terms, including broader exclusivity provisions for commercial partners and a smaller financial stake in any successful ventures resulting from collaborations.

Our manufacturing operations require sugar feedstock, and the inability to obtain such feedstock in sufficient quantities or in a timely manner, or at reasonable prices, may limit our ability to produce our products profitably, or at all.

We anticipate that the production of our products will require large volumes of feedstock. We have relied on a mixture of feedstock sources for use at our contract manufacturing operations, including cane sugar, corn-based dextrose and beet molasses. For our large-scale production facilities in Brazil, we are relying primarily on Brazilian sugarcane. We cannot predict the future availability or price of these various feedstocks, nor can we be sure that our mill partners, which we expect to supply the sugarcane feedstock necessary to produce our products in Brazil, will be able to supply it in sufficient quantities or in a timely manner. Furthermore, to the extent we are required to rely on sugar feedstock other than Brazilian sugarcane, the cost of such feedstock may be higher than we expect, increasing our anticipated production costs. Feedstock crop yields and sugar content depend on weather conditions, such as rainfall and temperature. Weather conditions have historically caused volatility in the ethanol and sugar industries by causing crop failures or reduced harvests. Excessive rainfall can adversely affect the supply of sugarcane and other sugar feedstock available for the production of our products by reducing the sucrose content and limiting growers' ability to harvest. Crop disease and pestilence can also occur from time to time and can adversely affect feedstock growth, potentially rendering useless or unusable all or a substantial portion of affected harvests. With respect to sugarcane, our initial primary feedstock, seasonal availability and price, the limited amount of time during which it keeps its sugar content after harvest, and the fact that sugarcane is not itself a traded commodity, increases these risks and limits our ability to substitute supply in the event of such an occurrence. If production of sugarcane or any other feedstock we may use to produce our products is adversely affected by these or other conditions, our production will be impaired, and our business will be adversely affected.

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

For the foreseeable future, we will be subject to risks associated with the concentration of essential product sourcing and operations in Brazil. The Brazilian government has changed in the past, and may change in the future, monetary, taxation, credit, tariff and other policies to influence the course of Brazil's economy. For example, the government's actions to control inflation have at times involved setting wage and price controls, adjusting interest rates, imposing taxes and exchange controls and limiting imports into Brazil. We have no control over, and cannot predict, what policies or actions the Brazilian government may take in the future. Our business, financial performance and prospects may be adversely affected by, among others, the following factors:

•	delays or failures in securing licenses, permits or other governmental approvals necessary to build and operate facilities and use our yeast strains to produce products;

•	rapid consolidation in the sugar and ethanol industries in Brazil, which could result in a decrease in competition;

•	political, economic, diplomatic or social instability in or affecting Brazil;

•	changing interest rates;

•	tax burden and policies;

•	effects of changes in currency exchange rates;

•	exchange controls and restrictions on remittances abroad;

•	inflation;

•	land reform movements;

•	changes in labor related policies;

•	export or import restrictions that limit our ability to move our products out of Brazil or interfere with the import of essential materials into Brazil;

•	changes in, or interpretations of foreign regulations that may adversely affect our ability to sell our products or repatriate profits to the United States;

•	tariffs, trade protection measures and other regulatory requirements;

•	successful compliance with United States and foreign laws that regulate the conduct of business abroad;

•	an inability, or reduced ability, to protect our intellectual property in Brazil including any effect of compulsory licensing imposed by government action; and

•	difficulties and costs of staffing and managing foreign operations.

We cannot predict whether the current or future Brazilian government will implement changes to existing policies on taxation, exchange controls, monetary strategy, labor relations, social security and the like, nor can we estimate the impact of any such changes on the Brazilian economy or our operations.

Our international operations expose us to the risk of fluctuation in currency exchange rates and rates of foreign inflation, which could adversely affect our results of operations.

We currently incur significant costs and expenses in Brazilian real and may in the future incur additional expenses in foreign currencies and derive a portion of our revenues in the local currencies of customers throughout the world. As a result, our revenues and results of operations are subject to foreign exchange fluctuations, which we may not be able to manage successfully. During the past few decades, the Brazilian currency in particular has faced frequent and substantial exchange rate fluctuations in relation to the United States dollar and other foreign currencies. There can be no assurance that the Brazilian real will not significantly appreciate or depreciate against the United States dollar in the future. We also bear the risk that the rate of inflation in the foreign countries where we incur costs and expenses or the decline in value of the United States dollar compared to those foreign currencies will increase our costs as expressed in United States dollars. For example, future measures by the Central Bank of Brazil to control inflation, including interest rate adjustments, intervention in the foreign exchange market and actions to fix the value of the real, may weaken the United States dollar in Brazil. Whether in Brazil or otherwise, we may not be able to adjust the prices of our products to offset the effects of inflation or foreign currency appreciation on our cost structure, which could increase our costs and reduce our net operating margins. If we do not successfully manage these risks through hedging or other mechanisms, our revenues and results of operations could be adversely affected.

Our use of genetically-modified feedstocks and yeast strains to produce our products subjects us to risks of regulatory limitations and rejection of our products.

The use of GMMs, such as our yeast strains, is subject to laws and regulations in many countries, some of which are new and some of which are still evolving. Public attitudes about the safety and environmental hazards of, and ethical concerns over, genetic research and GMMs could influence public acceptance of our technology and products. In the United States, the EPA, regulates the commercial use of GMMs as well as potential products produced from the GMMs. Various states or local governments within the United States could choose to regulate products made with GMMs as well. While the strain of genetically modified yeast that we currently use for the development and anticipate using for the commercial production of our target molecules, S. cerevisiae, is eligible for exemption from EPA review because it is recognized as posing a low risk, we must satisfy certain criteria to achieve this exemption, including but not limited to use of compliant containment structures and safety procedures, and we cannot be sure that we will meet such criteria in a timely manner, or at all. If exemption of S. cerevisiae is not obtained, our business may be substantially harmed. In addition to S. cerevisiae, we may seek to use different GMMs in the future that will require EPA approval. If approval of different GMMs is not secured, our ability to grow our business could be adversely affected.

In Brazil, GMMs are regulated by CTNBio. We have obtained approval from CTNBio to use GMMs in a contained environment in our Campinas facilities for research and development purposes as well as at a contract manufacturing facility in Brazil. In addition, we have obtained initial commercial approval from CTNBio for one of our current yeast strains. As we continue to develop new yeast strains and deploy our technology at new production facilities in Brazil, we will be required to obtain further approvals from CTNBio in order to use these strains in commercial production in Brazil. We may not be able to obtain approvals from relevant Brazilian authorities on a timely basis, or at all, and if we do not, our ability to produce our products in Brazil would be impaired, which would adversely affect our results of operations and financial condition.

In addition to our production operations in the United States and Brazil, we have been party to contract manufacturing agreements with parties in other production locations around the world, including Europe. The use of GMM technology is strictly regulated in the European Union, which has established various directives for member states regarding regulation of the use of such technology, including notification processes for contained use of such technology. We expect to encounter GMM regulations in most, if not all, of the countries in which we may seek to establish production capabilities and/or conduct sales to customers or end-use consumers, and the scope and nature of these regulations will likely be different from country to country. If we cannot meet the applicable requirements in other countries in which we intend to produce products using our yeast strains, or if it takes longer than anticipated to obtain such approvals, our business could be adversely affected.

We may not be able to obtain regulatory approval for the sale of our renewable products.

Our renewable chemical products may be subject to government regulation in our target markets. In the United States, the EPA administers the TSCA, which regulates the commercial registration, distribution, and use of many chemicals. Before an entity can manufacture or distribute significant volumes of a chemical, it needs to determine whether that chemical is listed in the TSCA inventory. If the substance is listed, then manufacture or distribution can commence immediately. If not, then in most cases a “Chemical Abstracts Service” number registration and pre-manufacture notice must be filed with the EPA, which has up to 180 days to review the filing. Some of the products we produce or plan to produce, such as farnesene (i.e., Biofene), farnesane (in diesel and new jet fuel applications) and squalane, are already in the TSCA inventory. We may not be able to expediently receive approval from the EPA to list future molecules we would like to make on the TSCA registry, resulting in delays or significant increases in testing requirements. A similar program exists in the European Union, called REACH. Under this program, we need to register our new products with the European Commission, and this process could cause delays or significant costs. To the extent that other geographies, such as Brazil, may rely on TSCA or REACH (or similar laws and programs) for chemical registration in their geographies, delays with the United States or European authorities may subsequently delay entry into these markets as well.

Our diesel and jet fuel is subject to regulation by various government agencies, including the EPA, CARB and ANP. To date, we have obtained registration with the EPA for the use of our diesel fuel in the United States. at a 35% blend rate with petroleum diesel. In addition, ANP has authorized the use our diesel fuel at blend rates of 10% and 30% for specific transportation fleets. In Europe, we obtained REACH registration for importing/manufacturing up to 1,000 metric tons of our diesel fuel per year and are pursuing data validation for greater volumes. Registration with each of these bodies is required for the sale and use of our fuels within their respective jurisdictions. Jet fuel (aviation turbine fuel) validation and specifications are subject to the ASTM International industry consensus process and the Brazilian ANP national adoption process.  Our jet fuel must be validated and supported by an applicable ASTM aviation turbine fuel standard. Any failure to achieve required validation and certifications for our jet fuel could impair or delay our plans to introduce a jet fuel product in 2014, which would have a material adverse impact on our renewable product revenues for the year. In addition, for us to achieve full access to the United States fuels market for our fuel products, we will need to obtain EPA and CARB (and potentially other state agencies) certifications for our feedstock pathway and production facilities, including certification of a feedstock lifecycle analysis relating to greenhouse gas emissions. Any delay in obtaining these additional certifications could impair our ability to sell our renewable fuels to refiners, importers, blenders and other parties that produce transportation fuels as they comply with federal and state requirements to include certified renewable fuels in their products.

We expect to encounter regulations in most, if not all, of the countries in which we may seek to sell our renewable chemical and fuel products (and our customers may encounter similar regulations in selling end use products o consumers), and we cannot assure you that we (or our customers) will be able to obtain necessary approvals in a timely manner or at all. If our chemical and fuel products do not meet applicable regulatory requirements in a particular country or at all, then we (or our customers) may not be able to commercialize our products and our business will be adversely affected.

Changes in government regulations, including subsidies and economic incentives, could have a material adverse effect upon our business.

The market for renewable fuels is heavily influenced by foreign, federal, state and local government regulations and policies. Changes to existing or adoption of new domestic or foreign federal, state and local legislative initiatives that impact the production, distribution or sale of renewable fuels may harm our renewable fuels business. In the United States and in a number of other countries, regulations and policies encouraging production and use of alternative fuels have been modified in the past and may be modified again in the future. Any reduction in mandated requirements for fuel alternatives and additives to gasoline or diesel may cause demand for biofuels to decline and deter investment in the research and development of renewable fuels. The market uncertainty regarding this and future standards and policies may also affect our ability to develop new renewable products or to license our technologies to third parties and to sell products to our end customers. Any inability to address these requirements and any regulatory or policy changes could have a material adverse effect on our business, financial condition and results of operations.

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

Furthermore, the production of our products will depend on the availability of feedstock, especially sugarcane. Agricultural production and trade flows are subject to government policies and regulations. Governmental policies affecting the agricultural industry, such as taxes, tariffs, duties, subsidies, incentives and import and export restrictions on agricultural commodities and commodity products, can influence the planting of certain crops, the location and size of crop production, whether unprocessed or processed commodity products are traded, the volume and types of imports and exports, and the availability and competitiveness of feedstocks as raw materials. Future government policies may adversely affect the supply of feedstocks, restrict our ability to use sugarcane or other feedstocks to produce our products, and negatively impact our future revenues and results of operations or could encourage the use of feedstocks more advantageous to our competitors which would put us at a commercial disadvantage.

We may incur significant costs complying with environmental laws and regulations, and failure to comply with these laws and regulations could expose us to significant liabilities.

We use hazardous chemicals and radioactive and biological materials in our business and such materials are subject to a variety of federal, state and local laws and regulations governing the use, generation, manufacture, storage, handling and disposal of these materials both in the United States and overseas. Although we have implemented safety procedures for handling and disposing of these materials and related waste products in an effort to comply with these laws and regulations, we cannot be sure that our safety measures will prevent accidental injury or contamination from the use, storage, handling or disposal of hazardous materials. In the event of contamination or injury, we could be held liable for any resulting damages, and any liability could exceed our insurance coverage. There can be no assurance that violations of environmental, health and safety laws will not occur in the future as a result of human error, accident, equipment failure or other causes. Compliance with applicable environmental laws and regulations may be expensive, and the failure to comply with past, present, or future laws could result in the imposition of fines, third party property damage, product liability and personal injury claims, investigation and remediation costs, the suspension of production, or a cessation of operations, and our liability may exceed our total assets. Liability under environmental laws can be joint and several, without regard to comparative fault and may be punitive in nature. Environmental laws could become more stringent over time, imposing greater compliance costs and increasing risks and penalties associated with violations, which could impair our research, development or production efforts and harm our business.

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

•	impairment of assets based on shifting business priorities and working capital limitations;

•	disruptions in the production process at any manufacturing facility;

•	losses associated with producing our products as we ramp to commercial production levels;

•	failure to recover value added tax (or VAT) that we currently reflect as recoverable in our financial statements (e.g., due to failure to meet conditions for reimbursement of VAT under local law);

•	the timing, size and mix of sales to customers for our products;

•	increases in price or decreases in availability of feedstock;

•	the unavailability of contract manufacturing capacity altogether or at reasonable cost;

•	exit costs associated with terminating contract manufacturing relationships;

•	fluctuations in foreign currency exchange rates;

•	gains or losses associated with our hedging activities;

•	change in the fair value of derivative instruments;

•	fluctuations in the price of and demand for sugar, ethanol, and petroleum-based and other products for which our products are alternatives;

•	seasonal variability in production and sales of our products;

•	competitive pricing pressures, including decreases in average selling prices of our products;

•	unanticipated expenses associated with changes in governmental regulations and environmental, health, labor and safety requirements;

•	reductions or changes to existing fuel and chemical regulations and policies;

•	departure of executives or other key management employees resulting in transition and severance costs;

•	our ability to use our net operating loss carryforwards to offset future taxable income;

•	business interruptions such as earthquakes and other natural disasters;

•	our ability to integrate businesses that we may acquire;

•	our ability to successfully collaborate with business venture partners;

•	risks associated with the international aspects of our business; and

•	changes in general economic, industry and market conditions, both domestically and in our foreign markets.

As part of our operating plan for 2014, we are planning to keep our expenditures to be relatively consistent with prior year.

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

Our business involves complex, global operations across a variety of markets and requires a management team and employee workforce that is knowledgeable in the many areas in which we operate. As we continue to build our business, we will need to hire and retain qualified research and development, management and other personnel to succeed. The process of hiring, training and successfully integrating qualified personnel into our operations, in both the United States and Brazil, is a lengthy and expensive one. The market for qualified personnel is very competitive because of the limited number of people available with the necessary technical skills and understanding of our technology and anticipated products, particularly in Brazil. Our failure to hire and retain qualified personnel could impair our ability to meet our research and development and business objectives and adversely affect our results of operations and financial condition.

The loss of any key member of our management or key technical and operational employees, or the failure to attract or retain such employees could prevent us from developing and commercializing our products for our target markets and executing our business strategy. We also may not be able to attract or retain qualified employees in the future due to the intense competition for qualified personnel among biotechnology and other technology-based businesses, particularly in the renewable chemicals and fuels area, or due to the availability of personnel with the qualifications or experience necessary for our business. In addition, reductions to our workforce as part of cost-saving measures may make it more difficult for us to attract and retain key employees. If we do not maintain the necessary personnel to accomplish our business objectives, we may experience staffing constraints that will adversely affect our ability to meet the demands of our collaborators and customers in a timely fashion or to support our internal research and development programs and operations. In particular, our product and process development programs are dependent on our ability to attract and retain highly skilled technical and operational personnel. Competition for such personnel from numerous companies and academic and other research institutions may limit our ability to do so on acceptable terms. All of our employees are at-will employees, which means that either the employee or we may terminate their employment at any time.

Growth may place significant demands on our management and our infrastructure.

We have experienced, and expect to continue to experience, expansion of our business as we continue to make efforts to develop and bring our products to market. We have grown from 18 employees at the end of 2005 to 392 at February 28, 2014. Our growth and diversified operations have placed, and may continue to place, significant demands on our management and our operational and financial infrastructure. In particular, continued growth could strain our ability to:

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

Our commercial success will depend substantially on our ability to obtain patents and maintain adequate legal protection for our technologies and product candidates in the United States and other countries. As of February 28, 2014, we had 248 issued United States and foreign patents and 326 pending United States and foreign patent applications that were owned by or licensed to us. We will be able to protect our proprietary rights from unauthorized use by third parties only to the extent that our proprietary technologies and future products are covered by valid and enforceable patents or are effectively maintained as trade secrets.

We apply for patents covering both our technologies and product candidates, as we deem appropriate. However, we may fail to apply for patents on important technologies or product candidates in a timely fashion, or at all. Our existing and future patents may not be sufficiently broad to prevent others from practicing our technologies or from developing competing products or technologies. In addition, the patent positions of companies like ours are highly uncertain and involve complex legal and factual questions for which important legal principles remain unresolved. No consistent policy regarding the breadth of patent claims has emerged to date in the United States and the landscape is expected to become even more uncertain in view of recent rule changes by the USPTO, the introduction of patent reform legislation in Congress and recent decisions in patent law cases by the United States Supreme Court. In addition, we obtained certain key United States patents using a procedure for accelerated examination recently implemented by the USPTO which requires special activities and disclosures that may create additional risks related to the validity or enforceability of the United States patents so obtained. The patent situation outside of the United States is even less predictable. As a result, the validity and enforceability of patents cannot be predicted with certainty. Moreover, we cannot be certain whether:

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

We do not know whether any of our patent applications or those patent applications that we license will result in the issuance of any patents. Even if patents are issued, they may not be sufficient to protect our technology or product candidates. The patents we own or license and those that may be issued in the future may be challenged, invalidated, rendered unenforceable, or circumvented, and the rights granted under any issued patents may not provide us with proprietary protection or competitive advantages. In particular, United States patents we obtained using the USPTO accelerated examination program may introduce additional risks to the validity or enforceability of some or all of these specially-obtained United States patents if validity or enforceability are challenged. Moreover, third parties could practice our inventions in territories where we do not have patent protection or in territories where they could obtain a compulsory license to our technology where patented. Such third parties may then try to import products made using our inventions into the United States or other territories. Additional uncertainty may result from potential passage of patent reform legislation by the United States Congress, legal precedent by the United States Federal Circuit and Supreme Court as they determine legal issues concerning the scope and construction of patent claims and inconsistent interpretation of patent laws by the lower courts. Accordingly, we cannot ensure that any of our pending patent applications will result in issued patents, or even if issued, predict the breadth, validity and enforceability of the claims upheld in our and other companies' patents.

Unauthorized parties may attempt to copy or otherwise obtain and use our products or technology. Monitoring unauthorized use of our intellectual property is difficult, and we cannot be certain that the steps we have taken will prevent unauthorized use of our technology, particularly in certain foreign countries where the local laws may not protect our proprietary rights as fully as in the United States or may provide, today or in the future, for compulsory licenses. If competitors are able to use our technology, our ability to compete effectively could be harmed. Moreover, others may independently develop and obtain patents for technologies that are similar to, or superior to, our technologies. If that happens, we may need to license these technologies, and we may not be able to obtain licenses on reasonable terms, if at all, which could cause harm to our business.

We rely in part on trade secrets to protect our technology, and our failure to obtain or maintain trade secret protection could adversely affect our competitive business position.

We rely on trade secrets to protect some of our technology, particularly where we do not believe patent protection is appropriate or obtainable. However, trade secrets are difficult to maintain and protect. Our strategy for contract manufacturing and scale-up of commercial production requires us to share confidential information with our international business partners and other parties. Our product development collaborations with third parties, including with Total, require us to share confidential information, including with employees of Total who are seconded to Amyris during the term of the collaboration. While we use reasonable efforts to protect our trade secrets, our or our business partners' employees, consultants, contractors or scientific and other advisors may unintentionally or willfully disclose our proprietary information to competitors. Enforcement of claims that a third party has illegally obtained and is using trade secrets is expensive, time consuming and uncertain. In addition, foreign courts are sometimes less willing than United States courts to protect trade secrets. If our competitors independently develop equivalent knowledge, methods and know-how, we would not be able to assert our trade secrets against them.

We require new employees and consultants to execute confidentiality agreements upon the commencement of an employment or consulting arrangement with us. These agreements generally require that all confidential information developed by the individual or made known to the individual by us during the course of the individual's relationship with us be kept confidential and not disclosed to third parties. These agreements also generally provide that inventions conceived by the individual in the course of rendering services to us shall be our exclusive property. Nevertheless, our proprietary information may be disclosed, or these agreements may be unenforceable or difficult to enforce. Additionally, trade secret law in Brazil differs from that in the United States which requires us to take a different approach to protecting our trade secrets in Brazil. Some of these approaches to trade secret protection may be novel and untested under Brazilian law and we cannot guarantee that we would prevail if our trade secrets are contested in Brazil. If any of the above risks materializes, our failure to obtain or maintain trade secret protection could adversely affect our competitive business position.

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

The industries in which we operate, and the biotechnology industry in particular, are characterized by frequent and extensive litigation regarding patents and other intellectual property rights. Many biotechnology companies have employed intellectual property litigation as a way to gain a competitive advantage. If any of our competitors have filed patent applications or obtained patents that claim inventions also claimed by us, we may have to participate in interference proceedings declared by the relevant patent regulatory agency to determine priority of invention and, thus, the right to the patents for these inventions in the United States These proceedings could result in substantial cost to us even if the outcome is favorable. Even if successful, an interference proceeding may result in loss of certain claims. Our involvement in litigation, interferences, opposition proceedings or other intellectual property proceedings inside and outside of the United States, to defend our intellectual property rights or as a result of alleged infringement of the rights of others, may divert management time from focusing on business operations and could cause us to spend significant resources, all of which could harm our business and results of operations.

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

The laws of some foreign countries do not protect intellectual property rights to the same extent as do the laws of the United States. Many companies have encountered significant problems in protecting and defending intellectual property rights in certain foreign jurisdictions. The legal systems of certain countries, particularly certain developing countries, do not favor the enforcement of patents and other intellectual property protection, particularly those relating to biotechnology and/or bioindustrial technologies. This could make it difficult for us to stop the infringement of our patents or misappropriation of our other intellectual property rights. Proceedings to enforce our patent rights in foreign jurisdictions could result in substantial costs and divert our efforts and attention from other aspects of our business. Moreover, our efforts to protect our intellectual property rights in such countries may be inadequate.

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

We apply the applicable accounting principles set forth in the United States Financial Accounting Standards Board's Accounting Standards Codification to our intangible assets (including goodwill), which prohibits the amortization of intangible assets with indefinite useful lives and requires that these assets be reviewed for impairment at least annually. There are several methods that can be used to determine the estimated fair value of the in-process research and development acquired in a business combination. We have used the “income method,” which applies a probability weighting that considers the risk of development and commercialization, to the estimated future net cash flows that are derived from projected sales revenues and estimated costs. These projections are based on factors such as relevant market size, pricing of similar products, and expected industry trends. The estimated future net cash flows are then discounted to the present value using an appropriate discount rate. These assets are treated as indefinite-lived intangible assets until completion or abandonment of the projects, at which time the assets will be amortized over the remaining useful life or written off, as appropriate. If the carrying amount of the assets is greater than the measures of fair value, impairment is considered to have occurred and a write-down of the asset is recorded. Any finding that the value of our intangible assets has been impaired would require us to write-down the impaired portion, which could reduce the value of our assets and reduce our net income for the year in which the related impairment charges occur.  As of December 31, 2013, we had a net carrying value of approximately $9.1 million in in-process research and development and goodwill associated with our acquisition of Draths Corporation.

Our ability to use our net operating loss carryforwards to offset future taxable income may be subject to certain limitations.

In general, under Section 382 of the Internal Revenue Code (or the Code), a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change net operating loss carryforwards (or NOLs), to offset future taxable income. If the Internal Revenue Service challenges our analysis that our existing NOLs are not subject to limitations arising from previous ownership changes, or if we undergo an ownership change, our ability to utilize NOLs could be limited by Section 382 of the Code. Future changes in our stock ownership, some of which are outside of our control, could result in an ownership change under Section 382 of the Code. Furthermore, our ability to utilize NOLs of companies that we may acquire in the future may be subject to limitations. For these reasons, we may not be able to utilize a material portion of the NOLs carryforward as of December 31, 2013, even if we attain profitability.

Loss of, or inability to secure government contract revenues could impair our business.

In early 2010, we were awarded an “Integrated Bio-Refinery” grant from the United States Department of Energy (or DOE). The terms of this grant made funds available to us through 2013 to leverage and expand our existing Emeryville, California pilot plant and support laboratories to develop United States-based production capabilities for renewable fuels and chemicals derived from sweet sorghum. In late 2010, we were selected as a sub-contractor in the National Advanced Biofuels Consortium (or NABC) Fermentation of Lignocellulosic Sugars (or FLS) grant funded by the DOE. The terms of this grant made funds available to us through 2013 to develop strains that consume C5 sugars and to demonstrate production of advanced biofuels from lignocellulosic sugars. In 2012, we entered into a Technology Investment Agreement with The Defense Advanced Research Projects Agency (or

DARPA), under which we are performing certain research and development activities funded in part by DARPA. Generally, these agreements, as amended or modified, have fixed terms and may be terminated, modified or be subject to recovery of payments by the government agency under certain conditions (such as failure to comply with detailed reporting and governance processes or failure to achieve milestones). Under these agreements, we are also subject to audits, which can result in corrective action plans and penalties up to and including termination. If DARPA terminates its agreement with us, it could reduce our revenues which could harm our business. Additionally, we anticipate securing additional government contracts as part of our business plan for 2014 and beyond. If we are unable to secure such government contracts, it could harm our business.

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

Risks Related to Ownership of Our Common Stock

Our stock price may be volatile.

The market price of our common stock has been, and we expect it to continue to be, subject to significant volatility, and it has declined significantly from our initial public offering price. As of February 28, 2014, the reported closing price for our common stock on the NASDAQ Global Select Market was $4.57 per share. Market prices for securities of early stage companies have historically been particularly volatile. Such fluctuations could be in response to, among other things, the factors described in this “Risk Factors” section or elsewhere in this report, or other factors, some of which are beyond our control, such as:

•	fluctuations in our financial results or outlook or those of companies perceived to be similar to us;

•	changes in estimates of our financial results or recommendations by securities analysts;

•	changes in market valuations of similar companies;

•	changes in the prices of commodities associated with our business such as sugar, ethanol and petroleum;

•	changes in our capital structure, such as future issuances of securities or the incurrence of debt;

•	announcements by us or our competitors of significant contracts, acquisitions or strategic alliances;

•	regulatory developments in the United States, Brazil, and/or other foreign countries;

•	litigation involving us, our general industry or both;

•	additions or departures of key personnel;

•	investors' general perception of us; and

•	changes in general economic, industry and market conditions.

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

In the past, many companies that have experienced volatility and sustained declines in the market price of their stock have become subject to securities class action and derivative action litigation. We are currently involved in two such lawsuits, as described in more detail below in "ITEM 3. LEGAL PROCEEDINGS", and we may be the target of this type of litigation in the future. Securities litigation against us could result in substantial costs and divert our management's attention from other business concerns, which could seriously harm our business.

The concentration of our capital stock ownership with insiders will limit the ability to influence corporate matters.

As of February 28, 2014:

•	our executive officers and directors and their affiliates (including Total) together held approximately 40% of our outstanding common stock;

•	Total held approximately 17.7% of our outstanding common stock; and

•
the two largest holders of outstanding common stock after Total (Temasek and Biolding Investment SA (or Biolding), each of whom has a designee on our Board of Directors) together held approximately 23.2% of our outstanding common stock.

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

Our certificate of incorporation and bylaws contain provisions that could delay or prevent a change in control of our company. These provisions could also make it more difficult for stockholders to elect directors and take other corporate actions. These provisions include:

•	a staggered board of directors;

•	authorizing the board of directors to issue, without stockholder approval, preferred stock with rights senior to those of our common stock;

•	authorizing the board of directors to amend our bylaws and to fill board vacancies until the next annual meeting of the stockholders;

•	prohibiting stockholder action by written consent;

•	limiting the liability of, and providing indemnification to, our directors and officers;

•	eliminating the ability of our stockholders to call special meetings; and

•	requiring advance notification of stockholder nominations and proposals.

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

EXECUTIVE OFFICERS OF THE REGISTRANT

The following table provides the names, ages and offices of each of our executive officers as of February 28, 2013:

Name	Age	Position
Executive Officers:
John Melo	47	Director, President and Chief Executive Officer
Joel Cherry, Ph.D.	53	President of Research and Development
Paulo Diniz	56	Interim Chief Financial Officer
Zanna McFerson	48	Chief Business Officer
Nicholas Khadder	40	General Counsel and Corporate Secretary

John Melo

John Melo has nearly three decades of combined experience as an entrepreneur and thought leader in the global fuels industry and technology innovation. Mr. Melo has served as our President and Chief Executive Officer and a director since January 2007 and our President since January 2008. Before joining Amyris, Mr. Melo served in various senior executive positions at BP Plc (formerly British Petroleum), one of the world’s largest energy firms, from 1997 to 2006, most recently as President of U.S. Fuels Operations from 2004 until December 2006, and previously as Chief Information Officer of the refining and marketing segment from 2001 to 2003, Senior Advisor for e-business strategy to Lord Browne, BP Chief Executive, from 2000 to 2001, and Director of Global Brand Development from 1999 to 2000. Before joining BP, Mr. Melo was with Ernst & Young, an accounting firm, from 1996 to 1997, and a member of the management teams of several startup companies, including Computer Aided Services, a management systems integration company, and Alldata Corporation, a provider of automobile repair software to the automotive service industry. Mr. Melo currently serves on the board of directors of U.S. Venture, Inc. and Renmatix Inc., and also serves as Vice Chairman of the board of directors of BayBio. Mr. Melo was formerly an appointed member to the U.S. section of the U.S.-Brazil CEO Forum.

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

Paulo Diniz

Paulo Diniz was named interim Chief Financial Officer in December 2013 after initially serving as the CEO of Amyris Brasil, starting in March 2011. Prior to joining Amyris, Mr. Diniz served as Chief Financial Officer of Bunge Brasil S.A., a wholly owned subsidiary of Bunge Ltd., an agribusiness and food company, from April 2009 to November 2010. From 2003 to April 2009, Mr. Diniz was Chief Financial Officer and a member of the board of directors of Cosan S.A., a renewable energy company. He received a Master of Business Administration degree from IMD in Switzerland, a Bachelor of Science degree in Production Engineering from the University of São Paulo (USP) in Brazil, and did post graduate work in human resources at INSEAD in France.

Zanna McFerson

Zanna McFerson joined us as our Chief Business Officer in March 2013. Prior to joining Amyris, Ms. McFerson was a Vice President at Cargill, Incorporated, a privately-held international producer and marketer of food, agricultural, financial and industrial products and services, where she served as Business Director, Truvia Enterprise, from August 2008 to February 2013. Previously, Ms. McFerson served as Business Director, Health and Nutrition - Truvia, at Cargill from May 2006 to July 2008. She joined Cargill in 1990 as a commodity trader and held various roles in sales, management, and new product development until joining the leadership team of Cargill Health and Nutrition in May 2005. Ms. McFerson received a Bachelor of Arts degree in Economics from the University of Illinois and a Master of Business Administration degree from the University of Iowa. She served on the Board of Directors for the International Stevia Council, and serves on the Board of Directors of the Real Stevia Company in Stockholm, Sweden.

Nicholas Khadder

Nicholas Khadder has served as our General Counsel and Corporate Secretary since December 2013. Previously, Mr. Khadder served as our Interim General Counsel from July 2013 to December 2013, and as our Assistant General Counsel from October 2010 to July 2013. Prior to joining Amyris, Mr. Khadder served in senior corporate counsel roles at LeapFrog Enterprises, Inc., an educational entertainment company, from August 2008 to September 2010, and at Protiviti, Inc., an internal audit and risk consulting firm, from June 2005 to July 2008. Before commencing his in-house legal career, Mr. Khadder was a corporate law associate at Fenwick & West LLP from 1998 to 2005. Mr. Khadder holds a Doctor of Jurisprudence degree from Berkeley Law (the University of California, Berkeley, School of Law), and a Bachelor’s degree in English from the University of California, Berkeley.

ITEM 1B. UNRESOLVED STAFF COMMENTS
Not applicable.

ITEM 2. PROPERTIES

We lease approximately 136,000 square feet of space in two adjacent buildings in Emeryville, California, pursuant to two leases. Of this space, we use approximately 113,000 square feet for general office purposes and lab space, and approximately 23,000 square feet comprise our pilot plant. Our leases expire in May 2023 and we have an option to extend these leases for five years. We also lease approximately 19,375 square feet of space in North Carolina under a month-to-month lease. This lease relates to manufacturing operations through Glycotech, one of our variable interest entities.

Amyris Brasil leases approximately 47,000 square feet of space in Campinas, Brazil, pursuant to two leases that will expire in October 2015 and November 2016. Of this space, approximately 36,000 square feet comprise a pilot plant and demonstration facility, and the remainder is general office and lab space. Amyris Brasil has a right of first refusal to purchase the space if the landlord elects to sell it and an option to extend the lease for five additional years.

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

We have also secured the use of a Biofene storage tank with an aggregate capacity of 3,000 barrels or 94,500 gallons in Philadelphia. This facility provides temporary storage of our renewable farnesene prior to further processing into one of our finished products. Our current agreement expires in June 2015.

We believe that our current facilities are suitable and adequate to meet our needs and that suitable additional space will be available to accommodate the foreseeable expansion of our operations.

ITEM 3. LEGAL PROCEEDINGS

In May 2013, a securities class action complaint was filed against Amyris and our CEO, John G. Melo, in the U.S. District Court for the Northern District of California. In October 2013, the lead plaintiffs filed a consolidated amended complaint. The complaint, as amended, sought unspecified damages on behalf of a purported class that would comprise all individuals who acquired our common stock between April 29, 2011 and February 8, 2012. The complaint alleged securities law violations based on the company's commercial projections during that period. In December 2013, we filed a motion to dismiss the complaint. In March 2014, the court issued an order granting our motion to dismiss with leave to amend the complaint. We continue to believe the complaint lacks merit, and intend to defend ourselves vigorously.

In August 2013, a complaint entitled Steve Shannon, derivatively on behalf of Amyris, Inc. v. John G. Melo et al and Amyris, Inc., was filed against Amyris as nominal defendant in the United States District Court for the Northern District of California. The lawsuit seeks unspecified damages on behalf of Amyris from certain of our current and former officers, directors and employees and alleges these defendants breached their fiduciary duties to Amyris and unjustly enriched themselves by making allegedly false and misleading statements and omitting certain material facts in our securities filings. Because this purported stockholder derivative action is based on substantially the same facts as the securities class action described above, the two actions have been related and will be heard by the same judge. By stipulation of the parties, the case has been stayed until the Company either files an answer in the securities class action or the securities action is dismissed with prejudice. We do not believe the claims in the complaint have merit, and intend to defend ourselves vigorously.

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

	Price Range Per Share
	High	Low
Fiscal 2013
Fourth quarter	$6.11	$2.17
Third quarter	$3.03	$2.22
Second quarter	$3.20	$2.60
First quarter	$4.15	$2.56

Fiscal 2012
Fourth quarter	$3.48	$2.16
Third quarter	$4.56	$2.74
Second quarter	$5.16	$1.57
First quarter	$12.29	$4.45

Holders

As of February 27, 2014, there were approximately 104 holders of record (not including beneficial holders of stock held in street names) of our common stock.

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

Performance Graph(1)

The following graph shows a comparison from September 28, 2010 through December 31, 2013 of cumulative total return on an assumed investment of $100.00 in cash in our common stock, the S&P SmallCap 600 Index and the NASDAQ Clean Edge Green Energy Index. Such returns are based on historical results and are not intended to suggest future performance. Data for the S&P SmallCap 600 Index and the NASDAQ Clean Edge Green Energy Index assume reinvestment of dividends.

COMPARISON OF 39 MONTH CUMULATIVE TOTAL RETURN
Among Amyris, Inc., the S&P SmallCap 600 Index, and the NASDAQ Clean Edge Green Energy Index

	9/28/2010	12/31/2010	3/31/2011	6/30/2011	9/30/2011	12/31/2011	3/31/2012	6/30/2012	9/30/2012	12/31/2012	3/31/2013	6/31/2013	9/30/2013	12/31/2013
Amyris, Inc.	$100	$162	$173	$170	$123	$70	$31	$27	$21	$19	$19	$18	$14	$32
S&P SmallCap 600 Index	$100	$116	$124	$124	$99	$116	$129	$124	$130	$133	$148	$153	$169	$185
NASDAQ Clean Edge Green Energy Index	$100	$109	$112	$102	$66	$64	$72	$62	$59	$63	$74	$94	$108	$119

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

Private Placements

On December 24, 2012, we sold 14,177,849 shares common stock at a price of $2.98 per share for aggregate cash proceeds of $37.2 million and cancellation of $5.0 million of an outstanding senior unsecured convertible promissory notes we previously issued to Total. The cash settlement with respect to 5,033,557 of such shares occurred on January 14, 2013.

On March 27, 2013, we sold 1,533,742 shares of common stock at a price of $3.26 per share for an aggregate cash proceeds of $5.0 million.

Promissory Notes

On June 6, 2013 and July 26, 2013, we sold $10.0 million and $20.0 million of 1.5% Senior Unsecured Convertible Notes Due 2017 for aggregate offering prices of $10.0 million and $20.0 million in cash, respectively. These notes have a March 1, 2017 maturity date and a conversion price equal to $3.08 per share of our common stock. The conversion price of these notes is subject to adjustment for proportional adjustments to outstanding common stock and under anti-dilution provisions in case of certain dividends and distributions. The holder of these notes (Total) has a right to require repayment of 101% of the principal amount of the notes in the event of a change of control in Amyris, and the notes provide for payment of unpaid interest on conversion following such a change of control if Total does not require such repayment.

On October 4, 2013, we sold a Senior Promissory Note to Temasek for a bridge loan of $35.0 million. The note was not convertible or exercisable for equity securities; however it was cancelled in exchange for a Tranche I Senior Convertible Note as described below.

On October 16, 2013, we sold approximately $51.9 million of Tranche I Senior Convertible Notes in the August Financing for an aggregate offering price of $51.9 million, including cancellation of the Temasek Bridge Note ($35.0 million), new cash proceeds of approximately $7.6 million, and cancellation by Total of previously outstanding convertible promissory notes (approximately $9.3 million). These notes are due sixty months from the date of issuance and are convertible into shares of our common stock at a conversion price equal to $2.44 per share, subject to adjustment as described below. Specifically, the notes are convertible at the option of the holder (i) at any time after 18 months from the date of the purchase agreement relating to such notes, (ii) on a change of control, and (iii) upon the occurrence of an event of default. The conversion price of the notes was subject to reduction to $2.15 if either (a) a specified company manufacturing plant fails to achieve a total production of 1,000,000 liters within a run period of 45 days prior to June 30, 2014, or we fail to achieve gross margins from product sales of at least 5% prior to June 30, 2014, or (b) we reduce the conversion price of certain existing promissory notes held by Total prior to the repayment or conversion of these new notes; provided, however, that, if both of the conditions described in clauses (a) and (b) were to occur, the conversion price of the notes could be reduced to $1.87. In addition to the conversion price adjustments set forth above, the conversion price of these notes is subject to further adjustment (i) according to proportional adjustments to outstanding common stock in case of certain dividends and distributions, (ii) according to anti-dilution provisions, and (iii) with respect to such notes held by any purchaser other than Total, in the event that Total exchanges existing convertible notes for new securities of the company in connection with future financing transactions in excess of its pro rata amount. The purchasers have a right to require repayment of 101% of the principal amount of the notes in the event of a change of control and the notes provide for payment of unpaid interest on conversion following such a change of control if the purchasers do not require such repayment.

On December 2, 2013, we issued approximately $69.0 million of 1.5% Senior Secured Convertible Notes to Total, replacing an equal amount of previously outstanding 1.5% Senior Unsecured Convertible Notes Due 2017 held by Total. The exchange was completed as part of the establishment of a joint venture, and the conversion terms of the new notes were generally identical to the terms of the notes that were cancelled, except that the new notes are secured by certain of our shares in the joint venture.

On December 24, 2013, we agreed to sell approximately $34.0 million of Tranche II Senior Convertible Notes in the August Financing for an aggregate offering price of $34.0 million, including new cash proceeds of approximately $28.0 million, and cancellation by Total of previously outstanding convertible promissory notes (approximately $6.0 million). We sold and issued these notes in January 15, 2014. The notes are due sixty months from the date of issuance and are convertible into shares of our common stock at a conversion price equal to $2.87 per share, subject to adjustment as described below. Specifically, the notes are convertible at the option of the holder (i) at any time 12 months after issuance, (ii) on a change of control, and (iii) upon the occurrence of an event of default. The conversion price of these notes is subject to adjustment (i) according to proportional adjustments to outstanding common stock in case of certain dividends and distributions, (ii) according to anti-dilution provisions, and (iii) with respect to such notes held by any purchaser other than Total, in the event that Total exchanges existing convertible notes for new securities of the company in connection with future financing transactions in excess of its pro rata amount. The purchasers have a right to require repayment of 101% of the principal amount of the Tranche II Notes in the event of a change of control and the notes provide for payment of unpaid interest on conversion following such a change of control if the purchasers do not require such repayment.

With the exception of a placement agent used in connection with the sale of securities to one of the purchasers in the convertible note financing we closed in January 2014, no underwriters were involved in the foregoing sales of securities. These securities were issued in private transactions pursuant to Section 4(2) of the Securities Act. The recipients of these securities acquired the securities for investment purposes only and without intent to resell, were able to fend for themselves in these transactions, and were accredited investors as defined in Rule 501 of Regulation D promulgated under Section 3(b) of the Securities Act, and appropriate restrictions were set out in the agreements for, and stock certificates and notes issued in, these transactions. These security holders had adequate access, through their relationships with us, to information about us.

ITEM 6. SELECTED FINANCIAL DATA

The selected consolidated statements of operations data for the years ended December 31, 2013, 2012, 2011, 2010 and 2009 and the selected consolidated balance sheets data as of December 31, 2013, 2012, 2011, 2010 and 2009 are derived from our audited Consolidated Financial Statements, appearing elsewhere in this report. The historical results presented below are not necessarily indicative of financial results to be achieved in future periods. You should read the following selected financial data in conjunction with “Management’s Discussion Analysis of Financial Condition and Results of Operations” and our Consolidated Financial Statements and related Notes included in Item 8 of this report.

	Years Ended December 31,
	2013	2012	2011	2010	2009
	(In Thousands, Except Share and Per Share Amounts)
Consolidated Statements of Operations Data:
Revenues
Renewable product sales	$14,428	$10,802	$763	$—	$—
Related party renewable product sales	1,380	—	—	—	—
Ethanol and ethanol-blended gasoline	—	38,836	129,074	68,664	61,689
Total product sales	15,808	49,638	129,837	68,664	61,689
Grants and collaborations revenue	22,664	14,281	17,154	11,647	2,919
Related party grants and collaborations revenue	2,647	9,775	—	—	—
Grants and collaborations revenue	25,311	24,056	17,154	11,647	2,919
Total revenues	41,119	73,694	146,991	80,311	64,608
Cost and operating expenses
Cost of products sold	38,253	77,314	155,615	70,515	60,428
Loss on purchase commitments and write off of production assets	9,366	45,854	—	—	—
Research and development	56,065	73,630	87,317	55,249	38,263
Sales, general and administrative	57,051	78,718	83,231	40,393	23,558
Restructuring and asset impairment (income) charges	—	—	—	(2,061)	5,768
Total cost and operating expenses	160,735	275,516	326,163	164,096	128,017
Net loss from operations	(119,616)	(201,822)	(179,172)	(83,785)	(63,409)
Other income (expense):
Interest income	162	1,472	1,542	1,540	448
Interest expense	(9,107)	(4,926)	(1,543)	(1,443)	(1,218)
Income (loss) from change in fair value of derivative instruments	(84,726)	1,790	—	—	—
Income (loss) from extinguishment of debt	(19,914)	(920)	—	—	—
Other income (expense), net	(2,553)	(646)	214	898	(621)
Total other income (expense)	(116,138)	(3,230)	213	995	(1,391)
Loss before income taxes	(235,754)	(205,052)	(178,959)	(82,790)	(64,800)
Income tax benefit (provision)	847	(981)	(552)	—	—
Net loss	$(234,907)	$(206,033)	$(179,511)	$(82,790)	$(64,800)
Net (income) loss attributable to noncontrolling interest	(204)	894	641	920	341
Net loss attributable to Amyris, Inc.	$(235,111)	$(205,139)	$(178,870)	$(81,870)	$(64,459)
Deemed dividend related to a beneficial conversion feature	—	—	—	(42,009)	—
Net loss attributable to Amyris, Inc. common stockholders	$(235,111)	$(205,139)	$(178,870)	$(123,879)	$(64,459)
Net loss per share attributable to common stockholders, basic and diluted	$(3.12)	$(3.62)	$(3.99)	$(8.35)	$(13.56)
Weighted-average shares of common stock outstanding used in computing net loss per share of common stock, basic and diluted	75,472,770	56,717,869	44,799,056	14,840,253	4,753,085

	As of December 31,
	2013	2012	2011	2010	2009
	(In Thousands)
Consolidated Balance Sheets Data:
Cash, cash equivalents, investments and restricted cash	$9,944	$31,644	$103,592	$257,933	$71,716
Working capital	(382)	3,668	47,205	242,818	51,062
Property, plant and equipment, net	140,591	163,121	128,101	54,847	42,560
Total assets	198,864	242,834	320,111	357,453	122,159
Total indebtedness(1)	153,305	106,774	47,660	12,590	20,608
Convertible preferred stock warrant liability	—	—	—	—	2,740
Convertible preferred stock	—	—	—	—	179,651
Redeemable noncontrolling interest	—	—	—	—	5,506
Total equity (deficit)	(135,848)	66,229	160,812	307,548	(113,745)

(1)
Total indebtedness as of December 31, 2013, 2012, 2011, 2010 and 2009 includes $1.2 million, $2.6 million, $6.3 million, $5.9 million and $7.2 million, respectively, in capital lease obligations, zero, $1.6 million, $3.1 million, $5.7 million and $4.0 million, respectively, in notes payable, $25.3 million, $26.2 million, $19.4 million, $1.0 million and $1.0 million, respectively, in loans payable, $8.8 million, $12.4 million, $18.9 million, zero and $8.3 million respectively, in credit facilities. Total indebtedness as of December 31, 2013 and 2012 also included $28.5 million and $25.0 million, respectively, in convertible notes and $89.5 million and $39.0 million, respectively in related party convertible notes. There was no convertible notes balance outstanding as of December 31, 2011, 2010 and 2009 (see Note 5, "Debt" and Note 6, "Commitments and Contingencies" to our Consolidated Financial Statements).

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

Our first purpose-built, large-scale Biofene production plant commenced operations in southeastern Brazil in December 2012. This plant is located in Brotas, in the state of São Paulo, Brazil, and is adjacent to an existing sugar and ethanol mill, Paraíso Bioenergia. We have also advanced initial construction of a second large-scale production plant in Brazil, located at the SMSA sugar and ethanol mill also in the state of São Paulo, Brazil, for which we intend to complete the construction when market developments support the start-up of that plant.

Our business strategy is focused on our commercialization efforts of specialty products while moving commodity products, including our fuels and base oil lubricants products, into joint venture arrangements with established industry leaders. We believe this approach will permit access to the capital and resources necessary to support large-scale production and global distribution for our products. Our initial renewable products efforts have been focused on cosmetics, niche fuel opportunities, fragrance oils, and performance materials sector.

Total Relationship

In July 2012 and December 2013, we entered into a series of agreements to establish a research and development program and form a joint venture with Total to produce and commercialize Biofene-based diesel and jet fuels, and successfully formed such joint venture in December 2013. With an exception for our fuels business in Brazil, the collaboration and joint venture established the exclusive means for us to develop, produce and commercialize fuels from Biofene. We granted the joint venture exclusive licenses under certain of our intellectual property to make and sell joint venture products. We also granted the joint venture, in the event of a buy-out of our interest in the joint venture by Total (which Total is entitled to do under certain circumstances described below) a non-exclusive license to optimize or engineer yeast strains used by us to produce farnesene for the joint venture’s diesel and jet fuels. As a result of these licenses, Amyris generally no longer has an independent right to make or sell Biofene fuels outside of Brazil.

Our agreements with Total relating to our fuels collaboration created a convertible debt financing structure for funding the research and development program. The collaboration agreements contemplated approximately $105.0 million in financing for the collaboration, of which Total has funded $83.3 million to date. Total is to fund up to the remaining $21.7 million, with $10.85 million to be paid by July 2014 and $10.85 million to be paid by January 2015. If Total chooses not to continue participating at certain "Go/No-Go" decision points during the program, licenses to our technology would terminate, and the notes would remain outstanding and become payable at maturity unless otherwise converted in accordance with their terms. If Total chooses to continue the collaboration and makes a final decision to proceed with the joint venture only for jet fuel, Total is required to buy from Amyris 50% of the preferred shares of the joint venture in exchanges for the settlement of 30% of the principal and interest outstanding under the notes. The remaining notes would continue to be outstanding and payable upon maturity unless otherwise converted in accordance with the terms of the notes.

Sales and Revenue

To commercialize our initial Biofene-derived product, squalane, in the cosmetics sector for use as an emollient, we have entered into marketing and distribution agreements in Europe, Asia, and North America. As an initial step towards commercialization of Biofene-based diesel, we have entered into agreements with municipal fleet operators in Brazil. Our diesel fuel is supplied to the largest Company in Brazil's fuel distribution segment which blends our product with petroleum diesel, and sells to a number of bus fleet operators. For the industrial lubricants market, we established a joint venture with Cosan for the worldwide development, production and commercialization of renewable base oils in the lubricant sector.

Financing

In 2013, we completed multiple financings involving loans, convertible debt and equity offerings. We completed private placements of 6,567,299 shares of common stock in 2013 for aggregate proceeds of $20.0 million, of which $15.0 million was from the receipt of funds from a private placement that closed in December 2012. We raised $72.6 million in 2013 from an offering of senior unsecured convertible promissory notes pursuant to the August Financing and research and development funding from Total.

In December 2012, we completed a private placement of 14,177,849 shares of common stock for aggregate proceeds of $37.2 million and the cancellation of $5.0 million worth of outstanding senior unsecured convertible promissory notes we previously issued to Total in exchange for approximately 1,677,852 shares of common stock. Under the December 2012 purchase agreement and related documents, the purchase of a portion of the shares, representing $15.0 million of the proceeds from that transaction, was settled in January 2013. Cash received as of December 31, 2012 in the December 2012 financing, net of the note conversion and the January 2013 settlement, was $22.2 million. In January 2013, we received the $15.0 million proceeds from the private placement offering that closed in December 2012. Consequently we issued 5,033,557 shares of the 14,177,849 shares of Amyris' common stock issuable pursuant to such private placement.

In March 2013, we completed a private placement of 1,533,742 of our common stock to Biolding for aggregate proceeds of $5.0 million. This private placement represented the final tranche of Biolding's preexisting contractual obligation to fund $15.0 million upon satisfaction by us of certain criteria associated with the commissioning of our production plant in Brotas, Brazil.

In March 2013, we entered into a letter agreement with Total (referred to as the March 2013 Letter Agreement). Under the March 2013 Letter Agreement, we sold and issued a $10.0 million senior unsecured convertible note to Total with an initial conversion price of $3.08 per share in June 2013. Subsequently, in July 2013, we sold and issued a $20.0 million senior unsecured convertible note to Total with the same initial conversion price of $3.08 per share as the note sold in June 2013. The July 2013 purchase and sale completed Total's commitment to purchase $30.0 million of such notes by July 2013.

In October 2013, we completed an additional private placement of convertible promissory notes in the August 2013 Financing as described in more detail below under "Liquidity and Capital Resources.".

In December 2013, we agreed to complete an additional private placement of a portion of the second tranche of convertible promissory notes in the August 2013 Financing as described in more detail below under "Liquidity and Capital Resources." On January 15, 2014, the Company completed the offering of convertible promissory notes in the second tranche of the August 2013 Financing.

Liquidity

We have incurred significant losses since our inception and believe that we will continue to incur losses and negative cash flow from operations into at least 2014. As of December 31, 2013, we had an accumulated deficit of $821.4 million and had cash, cash equivalents and short term investments of $8.3 million. We have significant outstanding debt and contractual obligations related to purchase commitments, as well as capital and operating leases. As of December 31, 2013, our debt, net of discount totaled $152.1 million, of which $6.4 million matures within the next twelve months. Additionally, our debt agreements contain various covenants, including restrictions on business that could cause us to be at risk of defaults.

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

Revenue Recognition

We recognize revenue from the sale of farnesene-derived products, from the delivery of collaborative research services and from government grants. Through the third quarter of 2012, we sold ethanol and reformulated ethanol-blended gasoline under short-term agreements at prevailing market prices. As of September 30, 2012 we had transitioned out of that business. Revenue is recognized when all of the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the fee is fixed or determinable and collectability is reasonably assured.

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

Product Sales.

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

Grants and Collaborative Research Services.

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

As a result of our impairment assessment of long-lived assets, we recorded losses on write-off of production assets of $7.7 million and $6.4 million during the year ended December 31, 2013 and 2012, respectively. There were no such losses on write off of production assets recorded in the year ended December 31, 2011.

We make estimates and judgments about future undiscounted cash flows and fair values. Although our cash flow forecasts are based on assumptions that are consistent with our plans, there is significant exercise of judgment involved in determining the cash flow attributable to a long-lived asset over its estimated remaining useful life. Significant changes in our plans in using long-lived assets, such as delays in the re-start of construction and completion of our large-scale SMA production facility, could significantly reduce our estimates of anticipated cash flows in the future. As a result, the carrying amounts of our long-lived assets could be reduced through impairment charges.

Inventories

Inventories, which consist of farnesene and farnesene-derived products are stated at the lower of cost or market. We evaluate the recoverability of our inventories based on assumptions about expected demand and net realizable value. If we determine that the cost of inventory exceeds its estimated net realizable value, we record a write-down equal to the difference between the cost of inventory and the estimated net realizable value. If actual net realizable values are lower than those projected by management, additional inventory write-downs may be required that could negatively impact our operating results. If actual net realizable values are more than those projected by management, we may have favorable operating results when products that have been previously written down are sold in the normal course of business. We also evaluate the terms of our agreements with our suppliers and establish accruals for estimated losses on adverse purchase commitments as necessary, applying the same lower of cost or market approach that is used to value inventory.

Goodwill and Intangible Assets

Goodwill represents the excess of the cost over the fair value of net assets acquired from our business combinations. Intangible assets are comprised primarily of in-process research and development (or IPR&D). We make significant judgments in relation to the valuation of goodwill and intangible assets resulting from business combinations and asset acquisitions.

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

We evaluate our intangible assets with finite lives for indications of impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Intangible assets consist of purchased licenses and permits and are amortized on a straight-line basis over their estimated useful lives. Factors that could trigger an impairment review include significant under-performance relative to historical or projected future operating results, significant changes in the manner of our use of the acquired assets or the strategy for our overall business or significant negative industry or economic trends. If this evaluation indicates that the value of the intangible asset may be impaired, we make an assessment of the recoverability of the net carrying value of the asset over its remaining useful life. If this assessment indicates that the intangible asset is not recoverable, based on the estimated undiscounted future cash flows of the technology over the remaining amortization period, we will reduce the net carrying value of the related intangible asset to fair value and may adjust the remaining amortization period. Any such impairment charge could be significant and could have a material adverse effect on our reported financial results. As a result of our impairment assessment of goodwill and intangible assets, we have not recognized any impairment charges through December 31, 2013.

Stock-Based Compensation

Stock-based compensation cost for restricted stock units (or RSUs) is measured based on the closing fair market value of our common stock on the date of grant. Stock-based compensation cost for stock options and employee stock purchase plan rights is estimated at the grant date and offering date, respectively, based on the fair-value of our common stock using the Black-Scholes option pricing model. We amortize the fair value of the employee stock options on a straight-line basis over the requisite service period of the award, which is generally the vesting period. The measurement of nonemployee stock-based compensation is subject to periodic adjustments as the underlying equity instruments vest, and the resulting change in value, if any, is recognized in our consolidated statements of operations during the period the related services are rendered. There is inherent uncertainty in these estimates and if different assumptions had been used, the fair value of the equity instruments issued to nonemployee consultants could have been significantly different.

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

The fair value of employee stock options was estimated using the following weighted-average assumptions:

	Years Ended December 31,
	2013	2012	2011
Expected dividend yield	—%	—%	—%
Risk-free interest rate	1.4%	1.1%	2.3%
Expected term (in years)	6.1	6.0	5.8
Expected volatility	82%	77%	86%

Expected term is derived from a comparable group of publicly listed companies that have a similar industry, life cycle, revenue, and market capitalization and the historical data on employee exercises.

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

Income Taxes

We are subject to income taxes in both the United States and foreign jurisdictions, and we use estimates in determining our provisions for income taxes. We use the liability method of accounting for income taxes, whereby deferred tax assets or liability account balances are calculated at the balance sheet date using current tax laws and rates in effect for the year in which the differences are expected to affect taxable income.

Recognition of deferred tax assets is appropriate when realization of such assets is more likely than not. We recognize a valuation allowance against our net deferred tax assets if it is more likely than not that some portion of the deferred tax assets will not be fully realizable. This assessment requires judgment as to the likelihood and amounts of future taxable income by tax jurisdiction. At December 31, 2013, we had a full valuation allowance against all of our deferred tax assets.

We apply the provisions of Financial Accounting Standards Board (or FASB) guidance on accounting for uncertainty in income taxes. We assess all material positions taken in any income tax return, including all significant uncertain positions, in all tax years that are still subject to assessment or challenge by relevant taxing authorities. Assessing an uncertain tax position begins with the initial determination of the position’s sustainability and the tax benefit to be recognized is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. As of each balance sheet date, unresolved uncertain tax positions must be reassessed, and we will determine whether (i) the factors underlying the sustainability assertion have changed and (ii) the amount of the recognized tax benefit is still appropriate. The recognition and measurement of tax benefits requires significant judgment. Judgments concerning the recognition and measurement of a tax benefit might change as new information becomes available.

Embedded Derivatives Related to Convertible Notes

Embedded derivatives that are required to be bifurcated from the underlying debt instrument (i.e. host) are accounted for and valued as a separate financial instrument. We evaluated the terms and features of our convertible notes payable and identified compound embedded derivatives (conversion options that contain “make-whole interest” provisions or down round conversion price adjustment provisions) requiring bifurcation and accounting at fair value because the economic and contractual characteristics of the embedded derivatives met the criteria for bifurcation and separate accounting due to the conversion option containing a “make-whole interest” provision, that requires cash payment for forgone interest upon a change of control and down round conversion price adjustment provisions.

We estimate the fair value of the compound embedded derivatives for the Total Notes using a Monte Carlo simulation valuation model that combines expected cash outflows with market-based assumptions regarding risk-adjusted yields, stock price volatility, probability of a change of control and the trading information of our common stock into which the notes are convertible.

We estimate the fair value of the compound embedded derivative for the Tranche I Notes using a binomial lattice model in order to estimate the fair value of the embedded derivative in the Tranche I convertible notes. A binomial lattice model generates two probable outcomes - one up and another down - arising at each point in time, starting from the date of valuation until the maturity date. A lattice model was initially used to determine if the convertible notes would be converted, called or held at each decision point. Within the lattice model, the following assumptions are made: (i) the convertible notes will be converted early if the conversion value is greater than the holding value; or (ii) the convertible notes will be called if the holding value is greater than both (a) redemption price and (b) the conversion value plus the coupon make-whole payment at the time. If the convertible notes are called, then the holder will maximize their value by finding the optimal decision between (1) redeeming at the redemption price and (2) converting the convertible notes. Using this lattice method, we fair valued the embedded derivative using the "with-and-without method", where the fair value of the convertible notes including the embedded derivative is defined as the "with", and the value of the convertible notes excluding the embedded derivative is defined as the "without". This method estimates the fair value of the embedded derivative by looking at the difference in the fair values between the convertible notes with the embedded derivative and the fair value of the convertible notes without the embedded derivative. The lattice model uses the stock price, conversion price, maturity date, risk-free interest rate, estimated stock volatility and estimated credit spread.

Changes in the inputs into these valuation models have a significant impact in the estimated fair value of the embedded derivatives. For example, a decrease (increase) in the estimated credit spread for the Company results in an increase (decrease)

in the estimated value of the embedded derivatives. Conversely, a decrease (increase) in the stock price results in a decrease (increase) in the estimated fair value of the embedded derivatives. The changes in the fair value of the bifurcated compound embedded derivative is primarily related to the change in price of the underlying common stock and is reflected in our consolidated statements of operations as “Income (loss) from change in fair value of derivative instruments.”

Results of Operations

Comparison of Year Ended December 31, 2013 to Year Ended December 31, 2012

Revenues

	Years Ended December 31,		Year-to Year Change	Percentage Change
	2013	2012
	(Dollars in thousands)
Revenues
Renewable product sales	$14,428	$10,802	$3,626	34%
Related party renewable product sales	1,380	—	1,380	nm
Ethanol and ethanol-blended gasoline	—	38,836	(38,836)	(100)%
Total product sales	$15,808	$49,638	$(33,830)	(68)%
Grants and collaborations revenue	22,664	14,281	8,383	59%
Related party grants and collaborations revenue	2,647	9,775	(7,128)	(73)%
Total grants and collaborations revenue	25,311	24,056	1,255	5%
Total revenues	$41,119	$73,694	$(32,575)	(44)%
______________
nm= not meaningful

Our total revenues decreased by $32.6 million to $41.1 million in 2013 as compared to the prior year primarily due to decreased revenues from product sales. Product sales decreased by $33.8 million to $15.8 million with reductions resulting primarily from the transition out of the ethanol and ethanol-blended gasoline business during the third quarter of 2012. Renewable product sales of our farnesene-derived products increased $5.0 million in 2013 compared to the prior year primarily as a result of sales to new distributors, along with related party sales of renewable product to Novvi and Total. Grants and collaborations revenue increased in 2013 by $1.3 million to $25.3 million compared to the prior year primarily due to the increase in grants and collaborations revenue of $12.0 million, from the increase of collaborations revenue from our flavors and fragrances collaborations of $9.4 million and related party collaboration revenue from Novvi of $2.6 million, offset by the decrease in collaboration revenue from Total of $9.8 million and Cosan of $0.9 million.

Cost and Operating Expenses

	Years Ended December 31,		Year-to Year Change	Percentage Change
	2013	2012
	(Dollars in thousands)
Cost of products sold	$38,253	$77,314	$(39,061)	(51)%
Loss on purchase commitments and write-off of production assets	9,366	45,854	(36,488)	(80)%
Research and development	56,065	73,630	(17,565)	(24)%
Sales, general and administrative	57,051	78,718	(21,667)	(28)%
Total cost and operating expenses	$160,735	$275,516	$(114,781)	(42)%

Cost of Products Sold

Our cost of products sold decreased by $39.1 million to $38.3 million in 2013. Our cost of products sold includes cost of raw materials, labor and overhead, amounts paid to contract manufacturers, period costs related to inventory write-downs resulting from applying lower cost or market inventory valuations, and costs related to scale-up in production of such products. In 2012, we began operating our own large-scale Biofene production plant located at Brotas, in the state of São Paulo, Brazil. The decrease in cost of products sold was mainly due from our transitioning out of our ethanol and ethanol-blended gasoline business during the third quarter of 2012, resulting in a decrease of $38.6 million in the cost of products sold.

Cost of Products Sold Associated with Loss on Purchase Commitments and Write-Off of Production Assets

The loss on purchase commitments and write-off of production assets decreased by $36.5 million to $9.4 million in 2013 compared to the prior year. The decrease was mainly due to the shift of a portion of our production capacity from contract manufacturing facilities to Amyris-owned plants. Beginning in March 2012, we initiated to shift a portion of our production capacity from contract manufacturing facilities to Amyris-owned plants. As a result, we evaluated our contract manufacturing agreements and, in the first quarter of 2012 recorded a loss of $31.2 million related to facility modification costs and fixed purchase commitments. We also recorded an impairment charge of $5.5 million in the three months ended March 31, 2012 related to Amyris-owned equipment at contract manufacturing facilities, based on the excess of the carrying value of the assets over their fair value. We recognized additional charges of $1.4 million and $7.8 million, respectively, in the third and fourth quarters of 2012 associated with losses on fixed purchase commitments. We computed the loss on facility modification costs and fixed purchase commitments using the same approach that is used to value inventory-the lower of cost or market value. The computation of the loss on firm purchase commitments is subject to several estimates, including the ultimate selling price of any of our products manufactured at the relevant production facilities, and is therefore inherently uncertain. During 2013, we recorded a loss of $9.4 million related to the termination and settlement of our existing agreements with Tate & Lyle and Antibioticos.The loss of $8.4 million related to Tate & Lyle consisted of an impairment charge of $6.7 million relating to our equipment at Tate & Lyle and a $2.7 million write off of an unamortized portion of equipment costs funded by us for Tate & Lyle, offset by a $1.0 million reversal of our remaining accrual associated with our loss on fixed purchase commitments. The loss of $1.0 million related to Antibioticos, consisted of impairment charge relating to our equipment held at this location.

Research and Development Expenses

Our research and development expenses decreased by $17.6 million in 2013 over the prior year, primarily as a result of our overall cost reduction efforts and lower spending. The decreases were attributable to an $8.2 million reduction in personnel-related expenses and lower stock-based compensation expense due to lower headcount, a $2.8 million decrease in consulting and outsourced services, a $2.3 million reduction in production expenses associated with development projects, a $1.3 million decrease in laboratory supplies and equipment and a $3.0 million decrease in travel-related expenses and other overhead expenses. Research and development expenses included stock-based compensation expense of $4.3 million in 2013 compared to $6.5 million in 2012.

Sales, General and Administrative Expenses

Our sales, general and administrative expenses decreased by $21.7 million to $57.1 million in 2013 compared to the prior year, primarily as a result of our overall cost reduction efforts and lower spending. The decreases were attributable to a $14.5 million reduction in personnel-related expenses and lower stock-based compensation expense due to lower headcount, a $4.3 million decrease in consulting and outsourced services, a $0.9 million decrease in laboratory supplies and equipment, a $0.8 million reduction in production expenses associated with development projects and a decrease of $1.2. million in travel-related expenses and other overhead expenses. Sales, general and administrative expenses included stock-based compensation expense of $13.8 million and $21.0 million during 2013 and 2012, respectively.

Other Income (Expense)

	Years Ended December 31,		Year-to Year Change	Percentage Change
	2013	2012
	(Dollars in thousands)
Other income (expense):
Interest income	$162	$1,472	$(1,310)	(89)%
Interest expense	(9,107)	(4,926)	(4,181)	85%
Income (loss) from change in fair value of derivative instruments	(84,726)	1,790	(86,516)	nm
Income (loss) from extinguishment of debt	(19,914)	(920)	(18,994)	nm
Other expense, net	(2,553)	(646)	(1,907)	295%
Total other income (expense)	$(116,138)	$(3,230)	$(112,908)	nm
______________

nm= not meaningful

Total other expense increased by approximately $112.9 million to $116.1 million in 2013 compared to the prior year. The increase in other expense of $112.9 million was primarily attributable to the increase in loss from change in fair value of derivative instruments of $86.5 million, due to a change in the fair value of the compound embedded derivative liability associated with our senior secured convertible promissory notes as a result of the changes in the inputs used in the valuation models from one reporting period to another, such as stock price and estimated stock volatility, and interest rate swap derivative liability, $19.0 million increase in loss on the extinguishment of debt related to the Temasek Bridge Loan and Total convertible notes, a $1.9 million increase in other expense, net, mainly due to an increase in realized loss on foreign currency transactions, a $1.3 million decrease in interest income due to lower cash balance compared to prior year and an increase in interest expense of $4.2 million associated with increased borrowings to fund our operations.

Comparison of Year Ended December 31, 2012 to Year Ended December 31, 2011

Revenues

	Years Ended December 31,		Year-to Year Change	Percentage Change
	2012	2011
	(Dollars in thousands)
Revenues
Renewable product sales	$10,802	$763	$10,039	1,316%
Ethanol and ethanol-blended gasoline	38,836	129,074	(90,238)	(70)%
Total product sales	49,638	129,837	(80,199)	(62)%
Grants and collaborations revenue	14,281	17,154	(2,873)	(17)%
Related party grants and collaborations revenue	9,775	—	9,775	nm
Total grants and collaborations revenue	24,056	17,154	6,902	40%
Total revenues	$73,694	$146,991	$(73,297)	(50)%
______________
nm= not meaningful

Our total revenues decreased by $73.3 million to $73.7 million in 2012 with such reduction resulting primarily from decrease in product sales. Revenue from product sales decreased by $80.2 million to $49.6 million primarily from lower sales of ethanol and reformulated ethanol-blended gasoline purchased from third parties which accounted for $90.2 million of the reduction, with a decrease in gallons sold and an increase in average selling price per gallon compared to 2011. We sold 2.3 million gallons of ethanol and 11.2 million gallons of reformulated ethanol-blended gasoline in the 2012 compared to 10.1 million gallons of ethanol and 36.4 million gallons of reformulated ethanol-blended gasoline sales in the prior year. Product sales of our farnesene-derived products increased by $10.0 million in 2012 compared to the prior year. Grants and collaborations revenue in 2012 increased by $6.9 million compared to the prior year primarily due to the revenue recognized upon the amendment of our collaboration agreement with Total which resulted in the recognition of approximately $9.8 million in collaboration revenue, partially offset by a decline in other collaboration revenue of $2.9 million.

Nearly all of our revenues in 2012 and 2011 have come from the sale of ethanol and reformulated ethanol-blended gasoline with the remainder coming from renewable products as well as from collaborations and government grants. We transitioned out of the ethanol and ethanol-blended gasoline business during the third quarter of 2012. We do not expect to be able to replace much of the revenue lost in the near term as a result of this transition, particularly in 2013 while we continue our efforts to establish a renewable products business.

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

Research and Development Expenses

Our research and development expenses decreased by $13.7 million in 2012 over the prior year, primarily as a result of overall lower spending. The decreases were attributable to a $5.7 million reduction in expenses associated with the completion of certain outsourced process development projects, a $2.5 million decrease in outsourced services resulting from completion of certain phases of our government grants project, $2.2 million reduction in outside consulting expenses, a $1.9 million decrease in personnel-related expenses associated with lower headcount, and a $0.9 million decrease in travel-related expenses and other overhead expenses. Research and development expenses included stock-based compensation expense of $6.5 million in 2012 compared to $6.3 million in 2011.

Sales, General and Administrative Expenses

Our sales, general and administrative expenses decreased by $4.5 million in 2012 compared to the same period of the prior year. The decrease is attributable primarily to a $7.3 million reduction in spend for consulting and professional service fees and a $0.9 million decrease in travel-related expenses partially offset by a $3.6 million increase in personnel-related expenses associated with severance and transition costs and higher stock-based compensation. Sales, general and administrative expenses included stock-based compensation expense of $21.0 million and $19.1 million during 2012 and 2011, respectively.

Other Income (Expense)

	Years Ended December 31,		Year-to Year Change	Percentage Change
	2012	2011
	(Dollars in thousands)
Other income (expense):
Interest income	$1,472	$1,542	$(70)	(5)%
Interest expense	(4,926)	(1,543)	(3,383)	219%
Income (loss) from change in fair value of derivative instruments	1,790	—	1,790	nm
Income (loss) from extinguishment of debt	(920)	—	(920)	nm
Other income (expense), net	(646)	214	(860)	(402)%
Total other income (expense)	$(3,230)	$213	$(3,443)	(1,616)%
______________
nm= not meaningful

Total other expense increased by approximately $3.4 million to $3.2 million in 2012 compared to the prior year. The increase in total other expense was related primarily to higher interest expense of $3.4 million associated with increased borrowings to fund our operations including capital expenditures for the coming year, a $0.9 million loss on the extinguishment of the $5.0 million debt associated with the December 2012 private placement, decrease in other income (expense), net for the year ended December 31, 2012 of $0.9 million from realized loss on foreign currency transactions, offset by income of $1.8 million attributable to the income from the change in fair value of the compound embedded derivative liabilities associated with our senior unsecured convertible promissory notes issued to Total of $3.1 million, offset by a $1.3 million loss recognized for the fair market value of a currency interest rate swap derivative liability. No corresponding amounts related to these transactions were recognized during the year ended December 31, 2011.

Liquidity and Capital Resources

	December 31,
	2013	2012
	(Dollars in thousands)
Working capital (deficit)	$(382)	$3,668
Cash and cash equivalents and short-term investments	$8,296	$30,689
Debt and capital lease obligations	$153,305	$106,774
Accumulated deficit	$(821,438)	$(586,327)

	Years Ended December 31,
	2013	2012	2011
	(Dollars in thousands)
Net cash used in operating activities	$(105,859)	(150,872)	$(92,496)
Net cash provided by (used in) investing activities	(10,337)	(49,644)	5,853
Net cash provided by financing activities	91,181	138,117	41,052

Working Capital. For the year ended December 31, 2013, we had a working deficit of $0.4 million compared to working capital of $3.7 million for the year ended December 2012. The decrease of $4.1 million in working capital during 2013 is primarily due to cash usage to fund our operating expenses and, to a lesser extent, to service our debt obligations. This was in part offset by a reduction in accounts payable and accrued and other current liabilities of $12.1 million, a $4.4 million increase in accounts receivable and related party accounts receivable due to collaboration receivable, a $4.9 million increase in inventory. Inventory increased during the latter part of 2013 in order that we would have sufficient farnesene inventory while our Brotas plant goes through planned preventive maintenance during the first quarter of 2014.

To support production of our products in contract manufacturing and dedicated production facilities, we have incurred, and we expect to continue to incur, capital expenditures as we invest in these facilities. We plan to continue to seek external debt financing from U.S. and Brazilian sources to help fund our investment in these contract manufacturing and dedicated production facilities.

We expect to fund our operations for the foreseeable future with cash and investments currently on hand, with cash inflows from collaboration and grant funding, cash contributions from product sales, and with new debt and equity financings. Some of our anticipated financing sources, such as research and development collaborations and convertible debt financings, are subject to risk that we cannot meet milestones, are not yet subject to definitive agreements or mandatory funding commitments and, if needed, we may not be able to secure additional types of financing in a timely manner or on reasonable terms, if at all. Our planned 2014 working capital needs and our planned operating and capital expenditures for 2014 are dependent on significant inflows of cash from existing collaboration partners and from funds under existing convertible debt facilities, as well as additional funding from new collaborations, and may also require additional funding from debt or equity financings. We will continue to need to fund our research and development and related activities and to provide working capital to fund production, storage, distribution and other aspects of our business. Our operating plan contemplates capital expenditures of approximately $9.0 million in 2014.

Liquidity. We have incurred significant losses since our inception and believe that we will continue to incur losses and negative cash flow from operations into at least 2014. As of December 31, 2013, we had an accumulated deficit of $821.4 million and had cash, cash equivalents and short term investments of $8.3 million. We have significant outstanding debt and contractual obligations related to purchase commitments, as well as capital and operating leases. As of December 31, 2013, our debt totaled $152.1 million, of which $6.4 million matures within the next twelve months. In addition, our debt agreements contain various covenants, including restrictions on business that could cause us to be at risk of defaults.

The Company’s operating plan for 2014 contemplates significant reduction in the Company’s net cash outflows, resulting from (i) revenue growth from sales of existing and new products with positive gross margins, (ii) reduced production costs compared to prior periods as a result of manufacturing and technical developments in 2013, (iii) cash inflows from collaborations consistent with levels achieved in 2013 and (iv) operating expenses maintained at reduced levels.

If we is unable to raise additional financing, or if other expected sources of funding are delayed or not received, we would take the following actions as early as the second quarter of 2014 to support its liquidity needs through the remainder of 2014 and into 2015:

•
Effect significant headcount reductions in the United States and in Brazil, particularly with respect to both general and administrative employees and other employees not connected to critical or contracted activities.

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

The contingency cash plan contemplating these actions is designed to save us an estimated $25.0 million to $35.0 million over the next twelve months. Implementing this plan could have a material negative impact on our ability to continue our business as currently contemplated, including, without limitation, delays or failures in its ability to:

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

Collaboration Funding. In March 2013, we signed a collaboration agreement with a collaboration partner that included a collaboration funding component and that resulted in an initial payment of $10 million in March 2013, and we obtained a commitment letter from Total with respect to additional convertible note funding (as described above under "Overview-Total Relationship") of which we received $10.0 million in proceeds in June 2013. We also received $20.0 million in funding through the sale of a convertible note in a private placement under an existing funding agreement with Total in July 2013. This purchase and sale completed Total's commitment to purchase $30.0 million of such notes by July 2013.

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

Government Contracts. In 2010, we were awarded a $24.3 million “Integrated Bio-Refinery” grant from the DOE. Under this grant, we were required to fund an additional $10.6 million in cost sharing expenses. Our obligation for this cost share was contingent on reimbursement for project costs incurred. The “Integrated Bio-Refinery” project from DOE was completed in the first quarter of 2013. Through December 31, 2013, we had recognized the entire $24.3 million in revenue under this grant, of which $1.8 million was received in cash during the year ended December 31, 2013.

In August 2010, we were appointed as a subcontractor to NREL under a DOE grant awarded to NREL. Under this contract, we have the right to be reimbursed for up to $3.6 million, and are required to fund an additional $1.4 million in cost sharing expenses. Through December 31, 2013, we had recognized $3.6 million in revenue under this grant, of which $2.3 million was received in cash during the year ended December 31, 2013.

In June 2012, we entered into a Technology Investment Agreement with DARPA, under which we are performing certain research and development activities funded in part by DARPA. The work is to be performed on a cost-share basis, where DARPA funds 90% of the work and we fund the remaining 10% (primarily by providing specified labor). The agreement provided for funding of up to approximately $7.7 million over two years based on achievement of program milestones, and, accordingly, if fully funded, we would be responsible for contributions equivalent to approximately $0.9 million. The agreement had an initial term of one year and at DARPA's option, may be renewed for an additional year. The agreement was renewed by DARPA in May 2013. Through December 31, 2013, we had recognized $5.3 million in revenue under this agreement, of which $4.9 million was recognized during the year ended December 31, 2013.

Convertible Note Offerings. In February 2012, we sold $25.0 million in principal amount of senior unsecured convertible promissory notes due March 1, 2017. The notes have a 3.0% annual interest rate and are convertible into shares of our common stock at a conversion price of $7.0682 per share, subject to adjustment for proportional adjustments to outstanding common stock and anti-dilution provisions in case of dividends and distributions. The note holders have a right to require repayment of 101% of the principal amount of the notes in an acquisition of Amyris, and the notes provide for payment of unpaid interest on conversion following such an acquisition if the note holders do not require such repayment. The securities purchase agreement and notes include covenants regarding payment of interest, maintaining our listing status, limitations on debt, maintenance of corporate existence, and filing of SEC reports. The notes include standard events of default resulting in acceleration of indebtedness, including failure to pay, bankruptcy and insolvency, cross-defaults, and breaches of the covenants in the securities purchase agreement and notes, with default interest rates and associated cure periods applicable to the covenant regarding SEC reporting.

In July and September 2012, we issued $53.3 million worth of senior unsecured convertible notes to Total for an aggregate of $30.0 million in cash proceeds and our repayment of $23.3 million in previously-provided research and development funds as described in more detail in Note 5, "Debt" and Note 8, "Significant Agreements". As part of the December 2012 private placement, 1,677,852 shares of our common stock were issued in exchange for the cancellation of $5.0 million worth of an outstanding senior unsecured convertible promissory note held by Total.

In August 2013, we entered into an agreement with Total and Temasek to sell up to $73.0 million in convertible promissory notes in private placements over a period of up to 24 months from the date of signing (referred to as the August 2013 SPA and such financing is referred to as the August 2013 Financing). The August 2013 Financing was divided into two tranches (one for $42.6 million and one for $30.4 million), each with differing closing conditions. Of the total possible purchase price in the financing, $60.0 million was to be paid in the form of cash by Temasek ($35.0 million in the first tranche and up to $25.0 million in the second tranche) and $13.0 million was to be paid by cancellation of outstanding convertible promissory notes held by Total in connection with its exercise of pro rata rights ($7.6 million in the first tranche and $5.4 million in the second tranche).

In September 2013, prior to the initial closing of the August 2013 Financing, our stockholders approved the issuance in the private placement of up to $110.0 million aggregate principal amount of senior convertible promissory notes, the issuance of a warrant to purchase 1,000,000 shares of our common stock and the issuance of the common stock issuable upon conversion or exercise of such notes and warrant, which approval included the transactions contemplated by the August 2013 Financing.

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

In October 2013, we sold and issued a senior secured promissory note to Temasek for a bridge loan of $35.0 million (referred to as the Temasek Bridge Note). The note was due on February 2, 2014 and accrued interest at a rate of 5.5% each four months from October 4, 2013 (with a rate of 2% per month applicable if a default occurred). The note was cancelled as payment for Temasek's purchase of a first tranche convertible note in the initial closing of the August 2013 Financing.

In October 2013, we amended the August 2013 SPA to include the Fidelity Entities in the first tranche in the principal amount of $7.6 million, and to proportionally increase the amount acquired by exchange and cancellation of outstanding convertible promissory notes by Total to $14.6 million ($9.2 million in the first tranche and up to $5.4 million in the second tranche). Also in October 2013, we completed the closing of the Tranche I Notes for cash proceeds of $7.6 million and cancellation of outstanding convertible promissory notes of $44.2 million, of which $35.0 million resulted from the cancellation of the Temasek Bridge Note. In December 2013, we agreed to place $3.0 million of senior convertible notes under the second tranche of the August 2013 Financing to funds affiliated with Wolverine Asset Management (or Wolverine) and we elected to call $25.0 million in additional funds from Temasek pursuant to its previous commitment to purchase such amount of convertible promissory notes in the second tranche. Additionally, in December 2013, we agreed to sell approximately $6.0 million of convertible promissory notes in the second tranche to Total through cancellation of the same amount of principal of previously outstanding convertible notes held by Total (in respect of Total’s preexisting contractual right to maintain its pro rata ownership position through such cancellation of indebtedness). In January 2015, we completed the offering of such convertible promissory notes in the second tranche.

Export Financing with ABC Brasil. In March 2013, we entered into an export financing agreement with Banco ABC Brasil S.A. (or ABC) for approximately $2.5 million, to fund exports through March 2014. As of December 31, 2013, the principal amount outstanding was $2.5 million. This loan is collateralized by future exports from our subsidiary in Brazil.

In March 2014, we entered into an export financing agreement with ABC Bank for R$5.0 million (approximately US$2.2 million based on exchange rate as of March 28, 2014) for a 1 year-term to fund exports through March 2015.

Banco Pine Loans. In December 2011, we received a loan of R$35.0 million (approximately US$14.9 million based on the exchange rate as of December 31, 2013) from Banco Pine. Such loan was an advance on an anticipated 2012 financing from Nossa Caixa Desenvolvimento (or Nossa Caixa), the São Paulo State development bank, and Banco Pine, under which Banco Pine and Nossa Caixa would provide us with loans of up to approximately R$52.0 million (approximately $25.6 million based on the exchange rate as of December 31, 2013) as financing for capital expenditures relating to our manufacturing facility in Brotas. The maturity date for this loan was originally February 17, 2012; however, in February 2012, we entered into a supplemental agreement with Banco Pine under which the parties agreed to extend the maturity date for the repayment of the original loan from February 17, 2012 to May 17, 2012, and in May 2012, we entered into an additional supplemental extending the maturity date to August 15, 2012. This loan was repaid in July 2012.

In June 2012, we entered into a separate loan agreement with Banco Pine under which Banco Pine provided a bridge loan of R$52.0 million (approximately US$22.2 million based on the exchange rate as of December 31, 2013). The bridge loan was an additional advance on the anticipated Banco Pine and Nossa Caixa financing described above. The interest rate for the bridge loan was 0.4472% monthly (approximately 5.5% on an annualized basis). The principal and interest of this bridge loan matured and were required to be repaid on September 19, 2012, subject to extension by Banco Pine. This bridge loan was repaid in July 2012.

We secured these loans to allow us to continue construction and process development at our manufacturing facility in Brotas, Brazil and we expect to seek additional loans from this bank and others in order to be able to fund the establishment of other plants in Brazil and elsewhere.

Banco Pine/Nossa Caixa Financing. In July 2012, we entered into a Note of Bank Credit and a Fiduciary Conveyance of Movable Goods agreement with each of Nossa Caixa Desenvolvimento (or Nossa Caixa) and Banco Pine S.A. (or Banco Pine). Under these instruments, we borrowed an aggregate of R$52.0 million (approximately US$22.2 million based on the exchange rate as of December 31, 2013) as financing for capital expenditures relating to our manufacturing facility in Brotas, Brazil. Under the loan agreements, Banco Pine agreed to lend R$22.0 million and Nossa Caixa agreed to lend R$30.0 million. The loans have a final maturity date of July 15, 2022 and bear a fixed interest rate of 5.5% per year. The loans are also subject to early maturity and delinquency charges upon occurrence of certain events including interruption of manufacturing activities at our manufacturing facility in Brotas, Brazil for more than 30 days, except during sugarcane off-season. The loans are secured by certain of our farnesene production assets at the manufacturing facility in Brotas, Brazil and we were required to provide parent guarantees to each of the lenders.

BNDES Credit Facility. In December 2011, we entered into a credit facility with Banco Nacional de Desenvolvimento Econômico e Social (or BNDES), a government-owned bank headquartered in Brazil (referred to as the BNDES Credit Facility) to finance a production site in Brazil. The BNDES Credit Facility was for R$22.4 million (approximately US$9.6 million based on the exchange rate as of December 31, 2013). This BNDES Credit Facility was extended as project financing for a production site in Brazil. The credit line is divided into an initial tranche for up to approximately R$19.1 million and an additional tranche of approximately R$3.3 million that becomes available upon delivery of additional guarantees. The credit line is available for 12 months from the date of the Credit Agreement for the BNDES Credit Facility, subject to extension by the lender.

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

The BNDES Credit Facility is collateralized by first priority security interest in certain of our equipment and other tangible assets totaling R$24.9 million (approximately US$10.6 million based on the exchange rate as of December 31, 2013). We are a parent guarantor for the payment of the outstanding balance under the BNDES Credit Facility. Additionally, we were required to provide a bank guarantee equal to 10% of the total approved amount (R$22.4 million in total debt) available under the BNDES Credit Facility. For advances in the second tranche (above R$19.1 million ), we are required to provide additional bank guarantees equal to 90% of each such advance, plus additional Amyris guarantees equal to at least 130% of such advance. The BNDES Credit Facility contains customary events of default, including payment failures, failure to satisfy other obligations under the credit facility or related documents, defaults in respect of other indebtedness, bankruptcy, insolvency and inability to pay debts when due, material judgments, and changes in control of Amyris Brasil. If any event of default occurs, BNDES may terminate its commitments and declare immediately due all borrowings under the facility. As of December 31, 2013 and 2012, the Company had R$15.3 million (approximately US$6.5 million based on the exchange rate as of December 31, 2013) and R$19.1 million (approximately US$9.3 million based on the exchange rate as of December 31, 2012), respectively, in outstanding advances under the BNDES Credit Facility.

FINEP Credit Facility. In November 2010, we entered into a credit facility with Financiadora de Estudos e Projetos (or FINEP), a state-owned company subordinated to the Brazilian Ministry of Science and Technology (referred to as the FINEP Credit Facility) to finance a research and development project on sugarcane-based biodiesel (referred to as the FINEP Project) and provided for loans of up to an aggregate principal amount of R$6.4 million (approximately US$2.7 million based on the exchange rate as of December 31, 2013) which are secured by a chattel mortgage on certain equipment of Amyris as well as by bank letters of guarantee. All available credit under this facility was fully drawn.

Interest on loans drawn under the FINEP Credit Facility is fixed at 5.0% per annum. In case of default under, or non-compliance with, the terms of the agreement, the interest on loans will be dependent on the long-term interest rate as published by the Central Bank of Brazil (such rate, the TJLP). If the TJLP at the time of default is greater than 6%, then the interest will be 5.0% plus a TJLP adjustment factor otherwise the interest will be at 11.0% per annum. In addition, a fine of up to 10.0% will apply to the amount of any obligation in default. Interest on late balances will be 1.0% interest per month, levied on the overdue amount. Payment of the outstanding loan balance will be made in 81 monthly installments, which commenced in July 2012 and extends through March 2019. Interest on loans drawn and other charges are paid on a monthly basis and commenced in March 2011. As of December 31, 2013, total outstanding loan balance under this credit facility was R$5.2 million (approximately $2.2 million based on the exchange rate as of December 31, 2013).

The FINEP Credit Facility contains the following significant terms and conditions:

•
We are required to share with FINEP the costs associated with the FINEP Project. At a minimum, we are required to contribute approximately R$14.5 million (US$6.2 million based on the exchange rate as of December 31, 2013) of which R$11.1 million was contributed prior to the release of the second disbursement. All four disbursements were completed and we had fulfilled all of our cost sharing obligations;

•
After the release of the first disbursement, prior to any subsequent drawdown from the FINEP Credit Facility, we were required to provide bank letters of guarantee of up to R$3.3 million in aggregate (approximately US$1.4 million based on the exchange rate as of December 31, 2013) before receiving the second installment in December 2012. We obtained the bank letters of guarantee from ABC;

•	Amounts disbursed under the FINEP Credit Facility were required to be used towards the FINEP Project within 30 months after the contract execution.

The fair values of the notes payable, loan payable, convertible notes and credit facilities are based on the present value of expected future cash flows and assumptions about current interest rates and the creditworthiness of the Company that market participants would use in pricing the debt.

Hercules Loan Facility. In March 2014, we entered into a loan and security agreement with Hercules Technology Growth Capital, Inc. to make available to Amyris a loan in the aggregate principal amount of up to $25.0 million (referred to as the Hercules Loan Facility). The Hercules Loan Facility generally becomes due on May 31, 2015 and accrues interest at a rate per annum equal to the greater of either the prime rate reported in the Wall Street Journal plus 6.25% or 9.5%. The maturity date is extended to May 31, 2017 if the Company completes a financing transaction for at least $50.0 million in additional cash proceeds by September 30, 2014. The Company may repay the loaned amounts before the maturity date if it pays an additional fee of 3% of the outstanding loans (1% if after the initial twelve-month period). The Company is also required to pay a 1% facility charge at the closing of the transaction, and a 10% end of term charge. In connection with the Hercules Loan Facility, Amyris agreed to certain customary representations and warranties and covenants, as well as certain covenants with respect to obtaining additional financing as described above and performance covenants related to revenues and cash flows starting with the third quarter of 2014. If the Company does not achieve the equity financing covenant, a forbearance fee of $10.0 million becomes due and is required to be paid at the end of the initial term of the facility.

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

In March 2014, we entered into a securities purchase agreement with Kuraray Co., Ltd. under which the we agreed to sell shares of its common stock at a price equal to the greater of $2.88 per share or the average daily closing prices per share on the NASDAQ Stock Market for the three month period ending March 27, 2014 for an aggregate purchase price of $4.0 million.

Cash Flows during the Years Ended December 31, 2013, 2012, and 2011

Cash Flows from Operating Activities

Our primary uses of cash from operating activities are cost of products sold and personnel-related expenditures offset by cash received from product sales, grants and collaborative research. Cash used in operating activities was $105.9 million, $150.9 million and $92.5 million for the years ended December 31, 2013, 2012 and 2011, respectively.

Net cash used in operating activities of $105.9 million for the year ended December 31, 2013 was related to our net loss of $234.9 million and a $23.7 million net change in our operating assets and liabilities, offset by non-cash charges of $152.8 million. Net change in operating assets and liabilities of $23.7 million primarily consisted of a $4.8 million increase in accounts receivable and related party accounts receivable from collaborations, a $5.6 million increase in inventory during the latter part of 2013 to have sufficient farnesene inventory while the Brotas plant goes through its annual planned preventive maintenance during first quarter of 2014, a $2.7 million increase in prepaid expenses and other assets, a $9.4 million decrease in accrued and other long term liabilities, a $2.6 million decrease in accounts payable and a $0.2 million decrease in deferred rent, offset by a $1.6 million decrease in deferred revenue and a $0.1 million decrease in derivative liability. Non-cash charges of $152.8 million consisted primarily of an $84.7 million change in the fair value of derivative instruments related to the embedded derivative liabilities associated with our senior secured convertible promissory notes and currency interest rate swap derivative liability, $16.6 million of depreciation and amortization expenses, $18.0 million of stock-based compensation, $3.7 million of amortization of debt discount, $19.9 million loss associated with the extinguishment of convertible debt and $9.4 million loss on purchase commitments and write-off of production assets related to a termination and settlement of our existing agreement with Tate & Lyle and Antibioticos.

Significant operating cash inflows during the year ended December 31, 2013 were derived primarily from the sale of renewable products and from collaborative research services.

Net cash used in operating activities of $150.9 million for the year ended December 31, 2012 was related to our net loss of $206.0 million and a $33.5 million net change in our operating assets and liabilities, offset by non-cash charges of $88.7 million. The net change in operating assets and liabilities of $33.5 million primarily consisted of a $35.8 million decrease in accrued and other long term liabilities, a $11.8 million decrease in accounts payable, a $1.6 million decrease in deferred revenue and a $1.3 million increase in deferred rent, offset by a $2.8 million decrease in accounts receivable, a $2.9 million decrease in inventory, an $11.2 million decrease in prepaid expenses and other assets. Non-cash charges of $88.7 million consisted primarily of $45.9 million loss on purchase commitments and write-off of production assets at contract manufacturers, $27.5 million of stock-based compensation and $14.6 million of depreciation and amortization expenses.

Net cash used in operating activities of $92.5 million for the year ended December 31, 2011 was related to our net loss of $179.5 million partially offset by non-cash charges of $37.5 million and a $49.5 million net change in our operating assets and liabilities. Net change in operating assets and liabilities of $49.5 million primarily consisted of a $53.9 million increase in accrued and other long term liabilities of which $31.9 million was due to the contingently repayable advance from Total, a $15.6 million increase in accounts payable and a $5.5 million increase in deferred revenue, partially offset by a $5.3 million increase in inventory, a $17.3 million increase in prepaid expenses and other assets, a $2.0 million increase in accounts receivable and a $1.1 million reduction in deferred rent. Non-cash charges primarily included $25.5 million of stock-based compensation and $11.1 million of depreciation and amortization expenses.

Cash Flows from Investing Activities

Our investing activities consist primarily of capital expenditures and investment activities.

Net cash used in investing activities of $10.3 million for the year ended December 31, 2013, was a result of $8.1 million of capital expenditures and deposits on property, plant and equipment due to the construction of our first owned production facility in Brotas, Brazil, $1.5 million net purchases of short-term investments and $0.7 million of restricted cash.

Net cash used in investing activities of $49.6 million for the year ended December 31, 2012, was a result of $56.9 million of capital expenditures and deposits on property, plant, and equipment due primarily to the construction of our first owned production facility in Brotas, Brazil and $1.0 million of restricted cash, offset by net sales of short term investments of $8.2 million.

Net cash provided by investing activities of $5.9 million for the year ended December 31, 2011, was a result of $105.0 million in net investment securities maturities and $0.3 million in acquisition of cash in noncontrolling interest offset by a $97.0 million of capital expenditures and deposits on property, plant and equipment and a $2.9 million payment to Draths Corporation in relation to a business acquisition.

Cash Flows from Financing Activities

Net cash provided by financing activities of $91.2 million for the year ended December 31, 2013, was a result of the net receipt of $75.5 million from debt financings, of which $65.0 million is debt financing from related parties, the receipt of $20.0 million in proceeds from sales of common stock in private placements net of issuance cost, and the receipt of $0.3 million in proceeds from option exercises. These cash inflows were offset in part by principal payments on debt of $3.3 million and principal payments on capital leases of $1.4 million.

Net cash provided by financing activities of $138.1 million for the year ended December 31, 2012, was a result of the net receipt of $108.9 million from debt financings, of which $30.0 million is debt financing from a related party, the receipt of $84.7 million in proceeds from sales of common stock in private placements net of issuance cost, and the receipt of $0.9 million in proceeds from option exercises. These cash inflows were offset in part by principal payments on debt of $52.6 million and principal payments on capital leases of $3.7 million.

Net cash provided by financing activities was $41.1 million for the year ended December 31, 2011, was a result of the net receipt of $38.0 million from debt financings, the receipt of $8.4 million in proceeds from option exercises, and the receipt of $3.0 million in equipment financing. These cash inflows were offset in part by principal payments on debt of $5.0 million, principal payments on capital leases of $2.8 million, and $0.5 million in costs related to the initial public offering of our common stock.

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

Contractual Obligations

The following is a summary of our contractual obligations as of December 31, 2013 (in thousands):

	Total	2014	2015	2016	2017	2018	Thereafter
Principal payments on long-term debt	$179,964	$6,391	$4,833	$4,833	$98,949	$55,024	$9,934
Interest payments on long-term debt, fixed rate(1)	46,873	2,675	2,200	1,916	5,564	33,528	990
Operating leases	65,132	6,404	6,622	6,600	6,580	6,667	32,259
Principal payments on capital leases	1,244	956	288	—	—	—	—
Interest payments on capital leases	52	50	2	—	—	—	—
Terminal storage costs	128	94	34	—	—	—	—
Purchase obligations(2)	9,627	8,296	507	532	250	42	—
Total	$303,020	$24,866	$14,486	$13,881	$111,343	$95,261	$43,183

____________________

(1)	Does not include any obligations related to make-whole interest or downround provisions. The fixed interest rates are more fully described in Note 5, "Debt" of our consolidated financial statements.

(2)	Purchase obligations include noncancellable contractual obligations and construction commitments of $8.9 million, of which $4.0 million have been accrued as loss on purchase commitments.

This table does not reflect non-reimbursable expenses that we expect to incur in 2014 in connection with research activities under the NREL subcontract discussed above under the caption "Liquidity and Capital Resources - Government Contracts."

Additionally, this table does not reflect the expenses that we expect to incur in 2014 in connection with research activities under DARPA under which we will perform certain research and development activities funded in part by DARPA. The work is to be performed on a cost-share basis, where DARPA funds 90% of the work and we fund the remaining 10% (primarily by providing specified labor). Under the agreement, we could receive funding of up to approximately $7.7 million over two years based on achievement of program milestones, and, accordingly, we would be responsible for contributions equivalent to approximately $0.9 million.

Recent Accounting Pronouncements

The information contained in Note 2 to the Consolidated Financial Statements under the heading "Recent Accounting Pronouncements" is hereby incorporated by reference into this Part II, Item 7.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The market risk inherent in our market risk sensitive instruments and positions is the potential loss arising from adverse changes in: commodity market prices, foreign currency exchange rates, and interest rates as described below.

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio and our outstanding debt obligations. We generally invest our cash in investments with short maturities or with frequent interest reset terms. Accordingly, our interest income fluctuates with short-term market conditions. As of December 31, 2013, our investment portfolio consisted primarily of money market funds and certificates of deposit, all of which are highly liquid investments. Due to the short-term nature of our investment portfolio, our exposure to interest rate risk is minimal. Additionally, as of December 31, 2013, 100% of our outstanding debt is in fixed rate instruments.

Foreign Currency Risk

Most of our sales contracts are principally denominated in U.S. dollars and, therefore, our revenues are not currently subject to significant foreign currency risk. The functional currency of our wholly-owned consolidated subsidiary in Brazil is the local currency (Brazilian real) in which recurring business transactions occur. We do not use currency exchange contracts as hedges against amounts permanently invested in our foreign subsidiary. The amount we consider permanently invested in our foreign subsidiary and translated into U.S. dollars using the year end exchange rate is $145.2 million at December 31, 2013 and $76.7 million at December 31, 2012. The increase in the permanent investments in our foreign subsidiary between 2012 and 2013 is due to additional capital contributions made which includes the conversion of approximately R$89.7 million (US$39.7 million based on the exchanges rate as of December 31, 2013) of intercompany loans into equity in our wholly-owned consolidated subsidiary in Brazil which is partially offset by the depreciation of the Brazilian real versus the U.S. dollar and an increase in accumulated deficit of our wholly-owned consolidated subsidiary in Brazil. The potential loss in fair value, which would principally be recognized in Other Comprehensive Income (Loss), resulting from a hypothetical 10% adverse change in quoted Brazilian real exchange rates is $14.5 million and $7.7 million for 2013 and 2012, respectively. Actual results may differ.

We make limited use of derivative instruments, which includes currency interest rate swap agreements, to manage the Company's exposure to foreign currency exchange rate and interest rate related to the Company's Banco Pine loan. In June 2012, we entered into a currency interest rate swap arrangement with Banco Pine for R$22.0 million (approximately US$9.4 million based on the exchange rate as of December 31, 2013). The swap arrangement exchanges the principal and interest payments under the Banco Pine loan entered into in July 2012 for alternative principal and interest payments that are subject to adjustment based on fluctuations in the foreign exchange rate between the U.S. dollar and Brazilian real. The swap has a fixed interest rate of 3.94%. This arrangement hedges the fluctuations in the foreign exchange rate between the U.S. dollar and Brazilian real.

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

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Amyris, Inc and its subsidiaries at December 31, 2013 and December 31, 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Annual Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP
San Jose, California
April 1, 2014

Amyris, Inc.
Consolidated Balance Sheets
(In Thousands, Except Share and Per Share Amounts)

	December 31,
	2013	2012
Assets
Current assets:
Cash and cash equivalents	$6,868	$30,592
Short-term investments	1,428	97
Accounts receivable, net of allowance of $479 and $481, respectively	7,734	3,846
Related party accounts receivable	484	—
Inventories, net	10,888	6,034
Prepaid expenses and other current assets	9,518	8,925
Total current assets	36,920	49,494
Property, plant and equipment, net	140,591	163,121
Restricted cash	1,648	955
Other assets	10,585	20,112
Goodwill and intangible assets	9,120	9,152
Total assets	$198,864	$242,834
Liabilities and Equity (Deficit)
Current liabilities:
Accounts payable	$6,512	$15,392
Deferred revenue	2,222	1,333
Accrued and other current liabilities	21,221	24,410
Capital lease obligation, current portion	956	1,366
Debt, current portion	6,391	3,325
Total current liabilities	37,302	45,826
Capital lease obligation, net of current portion	287	1,244
Long-term debt, net of current portion	56,172	61,806
Related party debt	89,499	39,033
Deferred rent, net of current portion	10,191	8,508
Deferred revenue, net of current portion	5,000	4,255
Derivative liability	134,717	9,261
Other liabilities	1,544	6,672
Total liabilities	334,712	176,605
Commitments and contingencies (Note 6)
Stockholders’ equity (deficit):
Preferred stock - $0.0001 par value, 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock - $0.0001 par value, 200,000,000 and 100,000,000 shares authorized as of December 31, 2013 and 2012; 76,662,812 and 68,709,660 shares issued and outstanding as of December 31, 2013 and 2012, respectively	8	7
Additional paid-in capital	706,253	666,233
Accumulated other comprehensive loss	(20,087)	(12,807)
Accumulated deficit	(821,438)	(586,327)
Total Amyris, Inc. stockholders’ equity (deficit)	(135,264)	67,106
Noncontrolling interest	(584)	(877)
Total stockholders' equity (deficit)	(135,848)	66,229
Total liabilities and stockholders' equity (deficit)	$198,864	$242,834
See the accompanying notes to the consolidated financial statements.

Amyris, Inc.
Consolidated Statements of Operations
(In Thousands, Except Share and Per Share Amounts)

	Years Ended December 31,
	2013	2012	2011
Revenues
Renewable product sales	$14,428	$10,802	$763
Related party renewable product sales	1,380	—	—
Ethanol and ethanol-blended gasoline	—	38,836	129,074
Total product sales	15,808	49,638	129,837
Grants and collaborations revenue	22,664	14,281	17,154
Related party grants and collaborations revenue	2,647	9,775	—
Total grants and collaborations revenue	25,311	24,056	17,154
Total revenues	41,119	73,694	146,991
Cost and operating expenses
Cost of products sold	38,253	77,314	155,615
Loss on purchase commitments and write off of production assets	9,366	45,854	—
Research and development	56,065	73,630	87,317
Sales, general and administrative	57,051	78,718	83,231
Total cost and operating expenses	160,735	275,516	326,163
Loss from operations	(119,616)	(201,822)	(179,172)
Other income (expense):
Interest income	162	1,472	1,542
Interest expense	(9,107)	(4,926)	(1,543)
Income (loss) from change in fair value of derivative instruments	(84,726)	1,790	—
Income (loss) from extinguishment of debt	(19,914)	(920)	—
Other income (expense), net	(2,553)	(646)	214
Total other income (expense)	(116,138)	(3,230)	213
Loss before income taxes	(235,754)	(205,052)	(178,959)
Benefit (provision) for income taxes	847	(981)	(552)
Net loss	$(234,907)	$(206,033)	$(179,511)
Net (income) loss attributable to noncontrolling interest	(204)	894	641
Net loss attributable to Amyris, Inc. common stockholders	$(235,111)	$(205,139)	$(178,870)
Net loss per share attributable to common stockholders, basic and diluted	$(3.12)	$(3.62)	$(3.99)
Weighted-average shares of common stock outstanding used in computing net loss per share of common stock, basic and diluted	75,472,770	56,717,869	44,799,056

See the accompanying notes to the consolidated financial statements.

Amyris, Inc.
Consolidated Statements of Comprehensive Loss
(In Thousands)

	Years Ended December 31,
	2013	2012	2011
Comprehensive loss:
Net loss	$(234,907)	$(206,033)	$(179,511)
Change in unrealized loss on investments	—	—	(5)
Foreign currency translation adjustment, net of tax	(7,191)	(6,626)	(8,761)
Total comprehensive loss	(242,098)	(212,659)	(188,277)
Income (loss) attributable to noncontrolling interest	(204)	894	641
Foreign currency translation adjustment attributable to noncontrolling interest	(89)	(257)	(30)
Comprehensive loss attributable to Amyris, Inc.	$(242,391)	$(212,022)	$(187,666)

See the accompanying notes to the consolidated financial statements.

Amyris, Inc.
Consolidated Statements of Stockholders' Equity (Deficit)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total Equity (Deficit)
(In Thousands, Except Share and Per Share Amounts)	Shares	Amount
December 31, 2010	43,847,425	$4	$506,988	$(202,318)	$2,872	$2	$307,548
Issuance of common stock upon exercise of stock options, net of restricted stock	1,641,439	1	8,491	—	—	—	8,492
Issuance of common stock upon net exercise of warrants	77,087	—	—	—	—	—	—
Issuance of common stock warrants in connection with equipment financing	—	—	193	—	—	—	193
Issuance of common stock in connection with Draths business acquisition	362,319	—	7,000	—	—	—	7,000
Shares issued from restricted stock unit settlement	6,005	—	—	—	—	—	—
Repurchase of common stock	(1,137)	—	(5)	—	—	—	(5)
Stock-based compensation	—	—	25,492	—	—	—	25,492
Fair value of assets and liabilities assigned to noncontrolling interest	—	—	—	—	—	369	369
Change in unrealized loss on investments	—	—	—	—	(5)	—	(5)
Foreign currency translation adjustment, net of tax	—	—	—	—	(8,791)	30	(8,761)
Net loss	—	—	—	(178,870)	—	(641)	(179,511)
December 31, 2011	45,933,138	$5	$548,159	$(381,188)	$(5,924)	$(240)	$160,812
See the accompanying notes to the consolidated financial statements.

Amyris, Inc.
Consolidated Statements of Stockholders' Equity (Deficit)—(Continued)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total Equity (Deficit)
(In Thousands, Except Share and Per Share Amounts)	Shares	Amount
December 31, 2011	45,933,138	$5	$548,159	$(381,188)	$(5,924)	$(240)	$160,812
Issuance of common stock upon exercise of stock options, net of restricted stock	1,441,676	—	1,509	—	—	—	1,509
Issuance of common stock in a private placement, net of issuance cost of $392	21,040,717	2	89,680	—	—	—	89,682
Recovery of shares from Draths escrow	(5,402)	—	—	—	—	—	—
Shares issued from restricted stock unit settlement	299,584	—	(588)	—	—	—	(588)
Repurchase of common stock	(53)	—		—	—	—	—
Stock-based compensation	—	—	27,473	—	—	—	27,473
Foreign currency translation adjustment, net of tax	—	—	—	—	(6,883)	257	(6,626)
Net loss	—	—	—	(205,139)	—	(894)	(206,033)
December 31, 2012	68,709,660	$7	$666,233	$(586,327)	$(12,807)	$(877)	$66,229
See the accompanying notes to the consolidated financial statements.

Amyris, Inc.
Consolidated Statements of Stockholders' Equity (Deficit)—(Continued)

	Common Stock
(In Thousands, Except Share and Per Share Amounts)	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total Equity (Deficit)
December 31, 2012	68,709,660	$7	$666,233	$(586,327)	$(12,807)	$(877)	$66,229
Issuance of common stock upon exercise of stock options, net of restricted stock	777,099	—	1,489	—	—	—	1,489
Issuance of common stock in a private placement, net of issuance cost of $21	6,567,299	1	19,979				19,980
Shares issued from restricted stock unit settlement	608,754	—	(825)	—	—	—	(825)
Issuance of common stock warrants in connection with issuance of convertible promissory note			1,330				1,330
Stock-based compensation	—	—	18,047	—	—	—	18,047
Foreign currency translation adjustment, net of tax	—	—	—	—	(7,280)	89	(7,191)
Net loss	—	—	—	(235,111)	—	204	(234,907)
December 31, 2013	76,662,812	$8	$706,253	$(821,438)	$(20,087)	$(584)	$(135,848)
See the accompanying notes to the consolidated financial statements.

Amyris, Inc.
Consolidated Statements of Cash Flows
(In Thousands)

	Years Ended December 31,
	2013	2012	2011
Operating activities
Net loss	$(234,907)	$(206,033)	$(179,511)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	16,639	14,570	11,077
Loss on disposal of property, plant and equipment	176	370	52
Stock-based compensation	18,047	27,473	25,492
Amortization of premium on investments	—	—	630
Amortization of debt discount	3,683	838	—
Loss on extinguishment of debt	19,914	920	—
Provision for doubtful accounts	—	236	245
Loss on purchase commitments and write-off of production assets	9,366	45,854	—
Change in fair value of derivative instruments	84,726	(1,764)	—
Other noncash expenses	211	159	40
Changes in assets and liabilities:
Accounts receivable	(4,365)	2,837	(1,975)
Related party accounts receivable	(484)	—	—
Inventories, net	(5,612)	2,919	(5,327)
Prepaid expenses and other assets	(2,743)	11,239	(17,250)
Accounts payable	(2,636)	(11,811)	15,648
Accrued and other liabilities	(9,386)	(35,754)	53,894
Derivative liability	111	—	—
Deferred revenue	1,634	(1,648)	5,542
Deferred rent	(233)	(1,277)	(1,053)
Net cash used in operating activities	(105,859)	(150,872)	(92,496)
Investing activities
Purchase of short-term investments	(2,795)	(8,334)	(67,556)
Maturities of short-term investments	1,281	—	105,000
Sales of short-term investments	—	16,503	68,106
Change in restricted cash	(736)	(955)	—
Payments for business acquisitions	—	—	(2,934)
Acquisition of cash in noncontrolling interest	—	—	344
Investment in unconsolidated joint venture	—	—	(83)
Purchase of property, plant and equipment, net of disposals	(8,087)	(56,832)	(81,917)
Deposits on property, plant and equipment	—	(26)	(15,107)
Net cash provided by (used in) investing activities	(10,337)	(49,644)	5,853
Financing activities
Proceeds from issuance of common stock, net of repurchases	309	891	8,445
Proceeds from issuance of common stock in private placements, net of issuance costs	19,980	84,682	—
Proceeds from equipment financing	—	—	3,000
Principal payments on capital leases	(1,366)	(3,727)	(2,835)
Proceeds from debt issued	10,535	78,904	37,957
Proceeds from debt issued to related party	65,000	30,000	—
Principal payments on debt	(3,277)	(52,633)	(5,018)
Payments of offering costs in initial public offering	—	—	(497)
Net cash provided by financing activities	91,181	138,117	41,052
Effect of exchange rate changes on cash and cash equivalents	1,291	(2,712)	(1,766)
Net decrease in cash and cash equivalents	(23,724)	(65,111)	(47,357)
Cash and cash equivalents at beginning of period	30,592	95,703	143,060
Cash and cash equivalents at end of period	$6,868	$30,592	$95,703

Amyris, Inc.
Consolidated Statements of Cash Flows—(Continued)
(In Thousands)

	Years Ended December 31,
	2013	2012	2011
Supplemental disclosures of cash flow information:
Cash paid for interest	$2,978	$3,399	$1,412
Cash paid for income taxes, net of refunds	$—	$—	$—
Supplemental disclosures of noncash investing and financing activities:
Acquisitions of property, plant and equipment under accounts payable, accrued liabilities and notes payable	$2,261	$2,538	$3,177
Financing of equipment	$—	$—	$3,420
Warrants issued in connection with equipment financing	$—	$—	$193
Warrants issued in connection with issuance of convertible promissory notes	$1,330	$—	$—
Financing of insurance premium under notes payable	$425	$—	$—
Receivable of proceeds for options exercised	$355	$—	$—
Capitalized taxes in property, plant and equipment	$(8,572)	$—	$—
Debt issued related to an investment in joint venture	$68	$—	$—
Change in unrealized gain (loss) on investments	$—	$—	$(5)
Asset retirement obligation	$—	$—	$174
Issuance of common stock upon exercise of warrants	$—	$—	$3,554
Issuance of common stock related to business acquisition	$—	$—	$7,000
Conversion of other liability to related party debt	$—	$(23,300)	$—
Conversion of related party debt to common stock	$—	$5,000	$—
Transfer of property, plant and equipment to current assets	$—	$—	$886
Transfer of long term deposits to property, plant and equipment	$—	$12,218	$50
Acquisition of net assets in noncontrolling interest	$—	$—	$25

See the accompanying notes to the consolidated financial statements.

Amyris, Inc.
Notes to Consolidated Financial Statements

1. The Company

Amyris, Inc. (the “Company”) was incorporated in California on July 17, 2003 and reincorporated in Delaware on June 10, 2010 for the purpose of leveraging breakthroughs in synthetic biology to develop and provide renewable compounds for a variety of markets. The Company is currently building and applying its industrial synthetic biology platform to provide alternatives to select petroleum-sourced products used in specialty chemical and transportation fuel markets worldwide. The Company's first commercialization efforts have been focused on a renewable hydrocarbon molecule called farnesene (Biofene®), which forms the basis for a wide range of products varying from specialty chemical applications to transportation fuels, such as diesel. While the Company's platform is able to use a wide variety of feedstocks, the Company is focused initially on Brazilian sugarcane. In addition, the Company has entered into various contract manufacturing agreements to support commercial production. The Company has established two principal operating subsidiaries, Amyris Brasil Ltda. (formerly Amyris Brasil S.A., or Amyris Brasil) for production in Brazil, and Amyris Fuels, LLC (or Amyris Fuels). Nearly all of the Company's revenues through 2012 came from the sale of ethanol and reformulated ethanol-blended gasoline with substantially all of the remaining revenues coming from collaborations, government grants and sales of renewable products. In the third quarter of 2012, the Company transitioned out of the ethanol and reformulated ethanol-blended gasoline business. The Company does not expect to be able to replace much of the revenue lost in the near term as a result of this transition, while it continues its efforts to establish a renewable products business.

The Company's renewable products business strategy is to focus on direct commercialization of specialty products while moving established commodity products into joint venture arrangements with leading industry partners. To commercialize its products, the Company must be successful in using its technology to manufacture its products at commercial scale and on an economically viable basis (i.e., low per unit production costs). The Company is building its experience producing renewable products at commercial scale. The Company's prospects are subject to risks, expenses and uncertainties frequently encountered by companies in this stage of development.

The Company expects to fund its operations for the foreseeable future with cash and investments currently on hand, with cash inflows from collaboration and grant funding, cash contributions from product sales, and with new debt and equity financings. The Company's planned 2014 and 2015 working capital needs and its planned operating and capital expenditures are dependent on significant inflows of cash from existing collaboration partners and from funds under an existing convertible debt facility, as well as additional funding from new collaborations, and may also require additional funding from debt or equity financings. The Company will continue to need to fund its research and development and related activities and to provide working capital to fund production, storage, distribution and other aspects of its business. The Company's operating plan contemplates capital expenditures of approximately $9.0 million in 2014 and the Company expects to continue to incur costs in connection with its existing contract manufacturing arrangements.

Liquidity

The Company has incurred significant losses since its inception and believes that it will continue to incur losses and negative cash flow from operations into at least 2014. As of December 31, 2013, the Company had an accumulated deficit of $821.4 million and had cash, cash equivalents and short term investments of $8.3 million. The Company has significant outstanding debt and contractual obligations related to purchase commitments, as well as capital and operating leases. As of December 31, 2013, the Company's debt, net of discount of $27.9 million, totaled $152.1 million, of which $6.4 million matures within the next twelve months. In addition, the Company's debt agreements contain various covenants, including restrictions on the Company's business that could cause the Company to be at risk of defaults. Please refer to Note 5, “Debt” and Note 6, “Commitments and Contingencies” for further details regarding the Company's obligations and commitments.

The Company’s operating plan for 2014 contemplates significant reduction in the Company’s net cash outflows, resulting from (i) revenue growth from sales of existing and new products with positive gross margins, (ii) reduced production costs compared to prior periods as a result of manufacturing and technical developments in 2013, (iii) cash inflows from collaborations consistent with levels achieved in 2013 and (iv) operating expenses maintained at reduced levels.

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

If the Company is unable to raise additional financing, or if other expected sources of funding are delayed or not received, the Company would take the following actions as early as the second quarter of 2014 to support its liquidity needs through the remainder of 2014 and into 2015:

•
Effect significant headcount reductions in the United States and in Brazil, particularly with respect to both general and administrative employees and other employees not connected to critical or contracted activities.

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

The contingency cash plan contemplating these actions is designed to save the Company an estimated $25.0 million to $35.0 million over the next twelve months. Implementing this plan could have a material negative impact on the Company's ability to continue its business as currently contemplated, including, without limitation, delays or failures in its ability to:

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with the accounting principles generally accepted in the United States of America (“GAAP”) and with the instructions for Form 10-K and Regulations S-X. The consolidated financial statements include the accounts of the Company and its consolidated subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

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

The consolidated financial statements of the Company include the accounts of Amyris, Inc., its subsidiaries and two consolidated VIEs with respect to which the Company is considered the primary beneficiary, after elimination of intercompany accounts and transactions. Disclosure regarding the Company’s participation in the VIEs is included in Note 7, " Joint Venture and Noncontrolling Interest."

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist primarily of cash and cash equivalents, short term investments and accounts receivable. The Company places its cash equivalents and investments with high credit quality financial institutions and, by policy, limits the amount of credit exposure with any one financial institution. Deposits held with banks may exceed the amount of insurance provided on such deposits. The Company has not experienced any losses on its deposits of cash and cash equivalents and short-term investments.

The Company performs ongoing credit evaluation of its customers, does not require collateral, and maintains allowances for potential credit losses on customer accounts when deemed necessary.

Customers representing 10% or greater of accounts receivable were as follows:

	December 31,
Customers	2013	2012
Customer B	27%	*
Customer C	14%	44%
Customer D	*	22%
Customer E	**	14%
Customer F	27%	*
______________
 * No outstanding balance
** Less than 10%

Customers representing 10% or greater of revenues were as follows:

	Years Ended December 31,
Customers	2013	2012	2011
Customer A	*	13%	11%
Customer B	15%	*	*
Customer C	10%	**	**
Customer E	20%	**	**
Customer F	12%	**	*
Customer G	*	**	14%
Customer H	**	13%	*
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

The carrying amounts of certain financial instruments, such as cash equivalents, short term investments, accounts receivable, accounts payable and accrued liabilities, approximate fair value due to their relatively short maturities. The fair values of the notes payable, loan payable, convertible notes and credit facility are based on the present value of expected future cash flows and assumptions about current interest rates and the creditworthiness of the Company.

The Company estimate the fair value of the compound embedded derivatives for the convertible promissory notes to Total (refer to Note 5, "Debt" for further details) using the Monte Carlo simulation valuation model that combines expected cash outflows with market-based assumptions regarding risk-adjusted yields, stock price volatility, probability of a change of control and the trading information of the Company's common stock into which the notes are convertible.

The Company estimates the fair value of the compound embedded derivative for the Tranche I Notes using the binomial lattice model in order to estimate the fair value of the embedded derivative in the Tranche I convertible notes. A binomial lattice model generates two probable outcomes - one up and another down - arising at each point in time, starting from the date of valuation until the maturity date. A lattice model was initially used to determine if the convertible notes would be converted, called or held at each decision point. Within the lattice model, the following assumptions are made: (i) the convertible notes will be converted early if the conversion value is greater than the holding value; or (ii) the convertible notes will be called if the holding value is greater than both (a) redemption price and (b) the conversion value at the time. If the convertible notes are called, then the holder will maximize their value by finding the optimal decision between (1) redeeming at the redemption price and (2) converting the convertible notes. Using this lattice method, the Company fair valued the embedded derivatives using the "with-and-without method", where the fair value of the convertible notes including the embedded derivatives is defined as the "with", and the value of the convertible notes excluding the embedded derivatives is defined as the "without". This method estimates the fair value of the embedded derivative by looking at the difference in the fair values between the convertible notes with the embedded derivative and the fair value of the convertible notes without the embedded derivative. The lattice model uses the stock price, conversion rate, conversion price, maturity date, risk-free interest rate, estimated stock volatility and estimated credit spread.

Changes in the inputs into these valuation models have a significant impact in the estimated fair value of the embedded derivatives. For example, a decrease (increase) in the estimated credit spread for the Company results in an increase (decrease) in the estimated fair value of the embedded derivatives. Conversely, a decrease (increase) in the stock price results in a decrease (increase) in the estimated fair value of the embedded derivatives. The changes during 2013 in the fair value of the bifurcated compound embedded derivative is primarily related to the change in price of the Company's underlying common stock and is reflected in the consolidated statements of operations as “Income (loss) from change in fair value of derivative instruments.”

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

Investments

Investments with original maturities greater than 90 days that mature less than 1 year from the consolidated balance sheet date are classified as short-term investments. The Company classifies investments as short-term or long-term based upon whether such assets are reasonably expected to be realized in cash or sold or consumed during the normal cycle of business. The Company invests its excess cash balances primarily in certificates of deposit. Certificates of deposits that have maturities greater than 90 days that mature less than one year from the consolidated balance sheet date are classified as short term investments. The Company classifies all of its investments as available-for-sale and records such assets at estimated fair value in the consolidated balance sheets, with unrealized gains and losses, if any, reported as a component of accumulated other comprehensive income (loss) in stockholders’ equity (deficit). Debt securities are adjusted for amortization of premiums and accretion of discounts and such amortization and accretion are reported as a component of interest income. Realized gains and losses and declines in value that are considered to be other-than-temporary are recognized in the statements of operations. The cost of securities sold is determined on the specific identification method. There were no significant realized gains or losses from sales of debt securities during the years ended December 31, 2013, 2012 and 2011. As of December 31, 2013 and 2012, the Company did not have any other-than-temporary declines in the fair value of its debt securities.

Restricted Cash

Cash accounts that are restricted to withdrawal or usage are presented as restricted cash. As of December 31, 2013 and 2012, the Company had $1.6 million and $1.0 million, respectively, of restricted cash held by a bank in a certificate of deposit as collateral under a facility lease and bank guarantees.

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

Derivative Instruments

The Company makes limited use of derivative instruments, which includes currency interest rate swap agreements to manage the Company's exposure to foreign currency exchange rate fluctuations and interest rate fluctuations related to the Company's Banco Pine S.A. loan (discussed below under Note 5, "Debt"). Through the third quarter of 2012, the Company held futures positions on the New York Mercantile Exchange and the CME/Chicago Board of Trade to mitigate the risks related to the price volatility of ethanol and reformulated ethanol-blended gasoline but, as of September 30, 2012, the Company had transitioned out of that business and no longer held such derivative instruments. The Company does not engage in speculative derivative activities, and the purpose of its activity in derivative commodity instruments is to manage the financial risk posed by physical transactions and inventory. Changes in the fair value of the derivative contracts are recognized immediately in the consolidated statements of operations.

Embedded Derivatives Related to Convertible Notes

Embedded derivatives that are required to be bifurcated from the underlying debt instrument (i.e. host) are accounted for and valued as a separate financial instrument. The Company evaluated the terms and features of the convertible notes payable and identified compound embedded derivatives (a conversion option that contains a “make-whole interest” provision and down round conversion price adjustment provisions) requiring bifurcation and accounting at fair value because the economic and contractual characteristics of the embedded derivatives met the criteria for bifurcation and separate accounting due to the conversion option containing a “make-whole interest” provision, that requires cash payment for forgone interest upon a change of control and down round conversion price adjustment provisions.

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

As of December 31, 2013 and 2012, the Company had no asset retirement obligations. The related leasehold improvements are being amortized to depreciation expense over the term of the lease or the useful life of the assets, whichever is shorter. Related amortization expense was zero, $0.2 million, and $0.2 million for the years ended December 31, 2013, 2012 and 2011, respectively.

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

Impairment of Long-Lived Assets

Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable or the estimated useful life is no longer appropriate. If indicators of impairment exist and the undiscounted projected cash flows associated with such assets are less than the carrying amount of the asset, an impairment loss is recorded to write the asset down to their estimated fair values. Fair value is estimated based on discounted future cash flows. There were $7.7 million, $6.4 million and zero, respectively, of impairment charges recorded during the years ended December 31, 2013, 2012 and 2011, respectively.

Goodwill and Intangible Assets

Goodwill represents the excess of the cost over the fair value of net assets acquired from business combinations. Intangible assets are comprised primarily of in-process research and development (or IPR&D). The Company makes significant judgments in relation to the valuation of goodwill and intangible assets resulting from business combinations.

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

The Company evaluates its intangible assets with finite lives for indications of impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Intangible assets consist of purchased licenses and permits and are amortized on a straight-line basis over their estimated useful lives. Amortization of intangible assets was zero, $0.4 million and $0.4 million for the years ended December 31, 2013, 2012 and 2011, respectively. Factors that could trigger an impairment review include significant under-performance relative to expected historical or projected future operating results, significant changes in the manner of use of the acquired assets or the strategy for the Company's overall business or significant negative industry or economic trends. If this evaluation indicates that the value of the intangible asset may be impaired, we make an assessment of the recoverability of the net carrying value of the asset over its remaining useful life. If this assessment indicates that the intangible asset is not recoverable, based on the estimated undiscounted future cash flows of the technology over the remaining amortization period, we reduce the net carrying value of the related intangible asset to fair value and may adjust the remaining amortization period. Any such impairment charge could be significant and could have a material adverse effect on the Company's reported financial results. The Company has not recognized any impairment charges on its intangible assets through December 31, 2013.

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

Noncontrolling Interest

Changes in noncontrolling interest ownership that do not result in a change of control and where there is a difference between fair value and carrying value are accounted for as equity transactions. In April 2010, the Company entered into a joint venture with São Martinho S.A. (or SMSA), a legal successor by spin-off of Usina São Martinho S.A. The carrying value of the noncontrolling interest from this joint venture is recorded in the equity section of the consolidated balance sheets (see Note 7, "Joint Venture and Noncontrolling Interest"). In January 2011, the Company entered into a production service agreement with Glycotech, Inc. (or Glycotech). The Company has determined that the arrangement with Glycotech qualifies as a VIE. The Company determined that it is the primary beneficiary. The carrying value of the noncontrolling interest from this VIE is recorded in the equity section of the consolidated balance sheets (see Note 7, "Joint Venture and Noncontrolling Interest").

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

Product Sales

Beginning in the second quarter of 2011, the Company began to sell farnesene-derived products, which were produced by contracted third parties. Through the third quarter of 2012, the Company also sold ethanol and reformulated ethanol-blended gasoline under short-term agreements at prevailing market prices. As of September 30, 2012, the Company had transitioned out of that business. Ethanol and reformulated ethanol-blended gasoline sales consisted of sales to customers through purchases from third-party suppliers in which the Company took physical control of the ethanol and reformulated ethanol-blended gasoline and accepted risk of loss. The Company's renewable product sales do not include rights of return. Returns are only accepted if the product does not meet product specifications and such nonconformity is communicated to the Company within a set number of days of delivery. The Company offers a two year standard warranty provision for squalane products sold after March 31, 2012, if the products do not meet Company-established criteria as set forth in the Company's trade terms. The Company bases its return reserve on a combination of historical rate of return for the Company's squalane products and historical returns for companies in the cosmetics industry since the Company did not have a full two years of historical return data. Revenues are recognized, net of discounts and allowances, once passage of title and risk of loss has occurred and contractually specified acceptance criteria have been met, provided all other revenue recognition criteria have also been met.

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

Government grants are agreements that generally provide cost reimbursement for certain types of expenditures in return for research and development activities over a contractually defined period. Revenues from government grants are recognized in the period during which the related costs are incurred, provided that the conditions under which the government grants were provided have been met and only perfunctory obligations are outstanding. Under the Defense Advanced Research Projects Agency (or DARPA) contract signed in June 2012, the Company received funding based on achievement of program milestones. Accordingly, the Company recognized revenue using the proportionate performance method based upon actual efforts to date relative to the amount of expected effort to be incurred, up to the amount of verified payable milestones.

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

Debt Extinguishment

The Company accounts for the income or loss from extinguishment of debt in accordance with ASC 470, "Debt", which indicates that for all extinguishment of debt, the difference between the reacquisition price and the net carrying amount of the debt being extinguished should be recognized as gain or loss when the debt is extinguished. The gain or loss from debt extinguishment is recorded in the consolidated statements of operations under "other income (expense)" as "income (loss) from extinguishment of debt".

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

Currency Translation

The Company consider the local currency to be the functional currency of the Company’s wholly-owned subsidiary in Brazil and of the Company's joint venture. Accordingly, asset and liability accounts of those operations are translated into United States dollars using the current exchange rate in effect at the balance sheet date and equity accounts are translated into United States dollars using historical rates. The revenues and expenses are translated using the exchange rates in effect when the transactions occur. Gains and losses from foreign currency translation adjustments are included as a component of accumulated other comprehensive income (loss) in the consolidated balance sheets.

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

The components of accumulated other comprehensive loss are as follows (in thousands):

	December 31,
	2013	2012
Foreign currency translation adjustment, net of tax	$(20,087)	$(12,807)
Total accumulated other comprehensive loss	$(20,087)	$(12,807)

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

The following table presents the calculation of basic and diluted net loss per share of common stock attributable to Amyris, Inc. common stockholders (in thousands, except share and per share amounts):

	Years Ended December 31,
	2013	2012	2011
Numerator:
Net loss attributable to Amyris, Inc. common stockholders	$(235,111)	$(205,139)	$(178,870)
Denominator:
Weighted-average shares of common stock outstanding used in computing net loss per share of common stock, basic and diluted	75,472,770	56,717,869	44,799,056
Net loss per share attributable to common stockholders, basic and diluted	$(3.12)	$(3.62)	$(3.99)

The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share of common stock for the periods presented because including them would have been anti-dilutive:

	Years Ended December 31,
	2013	2012	2011
Period-end stock options to purchase common stock	8,409,605	8,946,592	8,377,016
Convertible promissory notes (1)	42,905,005	10,370,391	—
Period-end common stock subject to repurchase	—	51	7,929
Period-end common stock warrants	1,021,087	21,087	26,223
Period-end restricted stock units	2,316,437	2,550,799	375,189
Total	54,652,134	21,888,920	8,786,357

______________

(1)
The potentially dilutive effect of convertible promissory notes were computed based on conversion ratios in effect as of December 31, 2013. A portion of the convertible promissory notes issued carries a provision for a reduction in conversion price if certain condition fails to occur, which could potentially increase the dilutive shares outstanding.

Recent Accounting Pronouncements

In December 2011, the International Accounting Standards Board and the FASB issued common disclosure requirements that are intended to enhance comparability between financial statements prepared on the basis of GAAP and those prepared in accordance with International Financial Reporting Standards. In January 2013, the FASB issued an accounting standard update to limit the scope of the new balance sheet offsetting disclosures to derivative instruments, repurchase agreements, and securities lending transactions to the extent that they are offset in the financial statement or subject to an enforceable master netting arrangement or similar arrangement. While this guidance does not change existing offsetting criteria in GAAP or the permitted balance sheet presentation for items meeting the criteria, it requires an entity to disclose both net and gross information about assets and liabilities that have been offset and the related arrangements. Required disclosures under this new guidance should be provided retrospectively for all comparative periods presented. This new guidance is effective for fiscal years beginning on or after January 1, 2013, and interim periods within those years. The adoption of this guidance did not have a material effect on the Company's consolidated financial statements.

In July 2012, the FASB issued an amended accounting standard update to simplify how entities test indefinite-lived intangible assets for impairment which improve consistency in impairment testing requirements among long-lived asset categories. The amended guidance permits an assessment of qualitative factors to determine whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying value. For assets in which this assessment concludes it is more likely than not that the fair value is more than its carrying value, then the amended guidance eliminates the requirement to perform quantitative impairment testing as outlined in the previously issued standards. The amended guidance is effective for fiscal years beginning after September 15, 2012 and early adoption was permitted. The adoption of the amended guidance did not have an impact on the Company's consolidated financial statements.

In February 2013, in connection with the accounting standard related to the presentation of the Statement of Comprehensive Income, the FASB issued an accounting standard update to improve the reporting of reclassifications out of accumulated other comprehensive income of various components. This guidance requires companies to present either parenthetically on the face of the financial statements or in the notes, significant amounts reclassified from each component of accumulated other comprehensive income and the income statement line items affected by the reclassification. This standard is effective for interim periods and fiscal years beginning after December 15, 2012. The adoption of this guidance did not have a material effect the Company's consolidated financial statements.

In July 2013, the FASB issued an amended accounting standard update on the financial statement presentation of unrecognized tax benefits. The amended guidance provides that a liability related to an unrecognized tax benefit would be presented as a reduction of a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward if such settlement is required or expected in the event the uncertain tax position is disallowed. The new guidance becomes effective for the Company on January 1, 2014 and will be applied prospectively to unrecognized tax benefits that exist at the effective date with retrospective applications permitted. The Company's current presentation of unrecognized tax benefits conforms with the amended guidance. Accordingly, there will be no impact to the Company resulting from the guidance.

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

As of December 31, 2013, the Company’s financial assets and financial liabilities are presented below at fair value and were classified within the fair value hierarchy as follows (in thousands):

	Level 1	Level 2	Level 3	Balance as of December 31, 2013
Financial Assets
Money market funds	$398	$—	$—	$398
Certificates of deposit	1,428	—	—	1,428
Total financial assets	$1,826	$—	$—	$1,826
Financial Liabilities
Loans payable	$—	$18,491	$—	$18,491
Credit facilities	—	7,571	—	7,571
Convertible notes	—	—	131,952	131,952
Compound embedded derivative liability	—	—	131,117	131,117
Currency interest rate swap derivative liability	—	3,600	—	3,600
Total financial liabilities	$—	$29,662	$263,069	$292,731

The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires management to make judgments and consider factors specific to the asset or liability. The fair values of money market funds are based on fair values of identical assets. The fair values of the loans payable, convertible notes, credit facilities and currency interest rate swaps are based on the present value of expected future cash flows and assumptions about current interest rates and the creditworthiness of the Company. Market risk associated with the fixed and variable rate long-term debt relates to the potential reduction in fair value and negative impact to future earnings, respectively, from an increase in interest rates.

The carrying amounts of certain financial instruments, such as cash equivalents, short term investments, accounts receivable, accounts payable, accrued liabilities and notes payable, approximate fair value due to their relatively short maturities, and low market interest rates, if applicable. The fair values of the loans payable, convertible notes and credit facilities are based on the present value of expected future cash flows and assumptions about current interest rates and the creditworthiness of the Company.

The Company’s financial assets and financial liabilities as of December 31, 2012 are presented below at fair value and were classified within the fair value hierarchy as follows (in thousands):

	Level 1	Level 2	Level 3	Balance as of December 31, 2012
Financial Assets
Money market funds	$15,847	$—	$—	$15,847
Certificates of deposit	757	—	—	757
Total financial assets	16,604	$—	$—	$16,604
Financial Liabilities
Notes payable	$—	$1,676	$—	$1,676
Loans payable	—	20,707	—	20,707
Credit facilities	—	11,503	—	11,503
Convertible notes	—	—	62,522	62,522
Compound embedded derivative liability	—	—	7,894	7,894
Currency interest rate swap derivative liability	—	1,367	—	1,367
Total financial liabilities	$—	$35,253	$70,416	$105,669

The following table provides a reconciliation of the beginning and ending balances for the convertible notes measured at fair value using significant unobservable inputs (Level 3) (in thousands):

	2013	2012
Balance at January 1	$62,522	$—
Additions to convertible notes	72,570	73,300
Change in fair value of convertible notes	(3,140)	(10,778)
Balance at December 31	$131,952	$62,522

Derivative Instruments

The following table provides a reconciliation of the beginning and ending balances for the compound embedded derivative liability measured at fair value using significant unobservable inputs (Level 3) (in thousands):

	2013	2012
Balance at January 1	$7,894	$—
Transfers in to Level 3 net of cancellation (1)	40,901	11,025
Total (income) loss from change in fair value of derivative liability	82,322	(3,131)
Balance at December 31	$131,117	$7,894
______________
(1) Includes $0.8 million removal of derivative liability related to debt extinguishment.

The compound embedded derivative liability, represents the fair value of the equity conversion option and a "make-whole" provision of outstanding Total and Tranche I convertible promissory notes (see Note 5, "Debt"). There is no current observable market for this type of derivative and, as such, the Company determined the fair value of the embedded derivative using a Monte Carlo simulation valuation model for the Total Notes and the binomial lattice model for the Tranche I Notes. A Monte Carlo simulation valuation model combines expected cash outflows with market-based assumptions regarding risk-adjusted yields, stock price volatility, probability of a change of control and the trading information of the Company's common stock into which the notes are convertible. A binomial lattice model generates two probable outcomes - one up and another down - arising at each point in time, starting from the date of valuation until the maturity date. A lattice model was initially used to determine if the convertible notes would be converted, called or held at each decision point. Within the lattice model, the following assumptions are made: (i) the convertible notes will be converted early if the conversion value is greater than the holding value; or (ii) the convertible notes will be called if the holding value is greater than both (a) redemption price and (b) the conversion value at the time. If the convertible notes are called, then the holder will maximize their value by finding the optimal decision between (1) redeeming at the redemption price and (2) converting the convertible notes. Using this lattice method, the Company valued the embedded derivative using the "with-and-without method", where the fair value of the convertible notes including the embedded derivative is defined as the "with", and the fair value of the convertible notes excluding the embedded derivative is defined as the "without". This method estimates the fair value of the embedded derivative by looking at the difference in the values between the convertible notes with the embedded derivative and the fair value of the convertible notes without the embedded derivative. The lattice model uses the stock price, conversion price, maturity date, risk-free interest rate, estimated stock volatility and estimated credit spread. The Company marks the compound embedded derivative to market due to the conversion price not being indexed to the Company's own stock. Except for the "make-whole interest" provision included in the conversion option, which is only required to be settled in cash upon a change of control at the noteholder's option, the compound embedded derivative will be settled in either cash or shares. As of December 31, 2013, the Company has sufficient common stock available to settle the conversion option in shares.As of December 31, 2013 and 2012, included in Derivative Liability on the consolidated balance sheet is the Company's compound embedded derivative liability of $131.1 million and $7.9 million, respectively, which represents the fair value of the equity conversion option and a "make-whole" provision relating to the outstanding senior secured convertible promissory notes issued to Total as described above.

In June 2012, the Company entered into a loan agreement with Banco Pine S.A. (or Banco Pine) under which Banco Pine provided the Company with a short term loan (referred to as the Banco Pine Bridge Loan) (see Note 5, "Debt"). At the time of the Bridge Loan, the Company also entered into a currency interest rate swap arrangement with Banco Pine with respect to the repayment of R$22.0 million (approximately US$9.4 million based on the exchange rate as of December 31, 2013). The swap arrangement exchanges the principal and interest payments under the Banco Pine loan of R$22.0 million entered into in July 2012 for alternative principal and interest payments that are subject to adjustment based on fluctuations in the foreign exchange rate between the U.S. dollar and Brazilian real. The swap has a fixed interest rate of 3.94%. Changes in the fair value of the swap are recognized in “Income (loss) from change in fair value of derivative instruments" in the consolidated statements of operations.

Derivative instruments measured at fair value as of December 31, 2013 and 2012, and their classification on the consolidated balance sheets and consolidated statements of operations, are presented in the following tables (in thousands except contract amounts):

	Liability as of
	December 31, 2013		December 31, 2012
Type of Derivative Contract	Quantity of Short Contracts	Fair Value	Quantity of Short Contracts	Fair Value
Currency interest rate swap, included as net liability in derivative liability	1	$3,600	1	$1,367

	Income Statement Classification	Years Ended December 31,
Type of Derivative Contract		2013	2012	2011
		Gain (Loss) Recognized
Regulated fixed price futures contracts	Cost of products sold	$—	$(288)	$(2,365)
Currency interest rate swap	Income (loss) from change in fair value of derivative instruments	$(2,233)	$(1,367)	$—

4. Balance Sheet Components

Inventories, net

Inventories, net is comprised of the following (in thousands):

	December 31,
	2013	2012
Raw materials	$1,796	$1,574
Work-in-process	7,292	1,771
Finished goods	1,800	2,689
Inventories, net	$10,888	$6,034

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets is comprised of the following (in thousands):

	December 31,
	2013	2012
Advances to contract manufacturers	$7	$784
Manufacturing catalysts	1,536	1,895
Recoverable VAT and other taxes	5,125	4,167
Other	2,850	2,079
Prepaid expenses and other current assets	$9,518	$8,925

Property, Plant and Equipment, net

Property, plant and equipment, net is comprised of the following (in thousands):

	December 31,
	2013	2012
Leasehold improvements	$39,034	$39,290
Machinery and equipment	96,585	105,162
Computers and software	8,509	8,232
Furniture and office equipment	2,535	2,467
Buildings	7,148	5,888
Vehicles	488	575
Construction in progress	41,387	45,372
	$195,686	$206,986
Less: accumulated depreciation and amortization	(55,095)	(43,865)
Property, plant and equipment, net	$140,591	$163,121

The Company's first, purpose-built, large-scale Biofene production plant in southeastern Brazil commenced operations in December 2012. This plant is located at Brotas in the state of São Paulo, Brazil and is adjacent to an existing sugar and ethanol mill, Paraíso Bioenergia. The Company's construction in progress consists primarily of the upfront plant design and the initial construction of a second large-scale production plant in Brazil, located at the SMSA sugar and ethanol mill (also in the state of São Paulo, Brazil).

Property, plant and equipment, net includes $3.4 million and $9.1 million of machinery and equipment under capital leases as of December 31, 2013 and 2012, respectively. Accumulated amortization of assets under capital leases totaled $1.5 million and $4.1 million as of December 31, 2013 and 2012, respectively.

Depreciation and amortization expense, including amortization of assets under capital leases, was $16.6 million, $14.2 million and $10.7 million for the years ended December 31, 2013, 2012 and 2011, respectively.

The Company capitalizes interest costs incurred to construct plant and equipment. The capitalized interest is recorded as part of the depreciable cost of the asset to which it relates to and is amortized over the asset's estimated useful life. Interest cost capitalized as of December 31, 2013 and 2012 was $0.5 million and $0.6 million, respectively.

Other Assets

Other assets are comprised of the following (in thousands):

	December 31,
	2013	2012
Deposits on property and equipment, including taxes	$1,970	$2,363
Advances to contract manufacturers, net of current portion(1)	—	2,222
Recoverable taxes from Brazilian government entities	6,599	13,597
Other	2,016	1,930
Total other assets	$10,585	$20,112
______________

(1)
At December 31, 2012, the amount of $2.2 million relates to the non-current unamortized portion of equipment costs funded by the Company to a contract manufacturer. The related amortization was offset against purchases of inventory during 2013.

Accrued and Other Current Liabilities

Accrued and other current liabilities are comprised of the following (in thousands):

	December 31,
	2013	2012
Professional services	$2,279	$824
Accrued vacation	2,274	2,673
Payroll and related expenses	5,066	5,809
Tax-related liabilities	825	851
Deferred rent, current portion	1,111	1,448
Accrued interest(1)	3,176	965
Contractual obligations to contract manufacturers	4,241	9,952
Customer advances	—	970
Other(1)	2,249	918
Total accrued and other current liabilities	$21,221	$24,410
_________

(1)
Certain reclassifications of prior period amounts have been made to conform to the current period presentation. Such reclassifications did not materially change previously reported consolidated financial statements.

Derivative Liability

Derivative liability is comprised of the following (in thousands):

	December 31,
	2013	2012
Fair market value of swap obligations	$3,600	$1,367
Fair value of compound embedded derivative liability(1)	131,117	7,894
Total derivative liability	$134,717	$9,261
______________

(1)
The compound embedded derivative liability represents the fair value of the equity conversion features or "make-whole provision" features included in the outstanding Total and Tranche I convertible promissory notes (see Note 3, "Fair value of financial instruments" and Note 5, "Debt").

5. Debt

Debt is comprised of the following (in thousands):

	December 31,
	2013	2012
Credit facilities	$8,767	$12,409
Notes payable	—	1,572
Convertible notes	28,537	25,000
Related party convertible notes	89,499	39,033
Loans payable	25,259	26,150
Total debt	152,062	104,164
Less: current portion	(6,391)	(3,325)
Long-term debt	$145,671	$100,839

FINEP Credit Facility

In November 2010, the Company entered into the FINEP Credit Facility. This FINEP Credit Facility was extended to partially fund expenses related to the Company’s research and development project on sugarcane-based biodiesel (“FINEP Project”) and provided for loans of up to an aggregate principal amount of R$6.4 million (approximately US$2.7 million based on the exchange rate as of December 31, 2013) which is secured by a chattel mortgage on certain equipment of the Company as well as by bank letters of guarantee. All available credit under this facility was fully drawn.

Interest on loans drawn under the FINEP Credit Facility is fixed at 5% per annum. In case of default under or non-compliance with the terms of the agreement, the interest on loans will be dependent on the long-term interest rate as published by the Central Bank of Brazil (such rate, the “TJLP”). If the TJLP at the time of default is greater than 6%, then the interest will be 5% plus a TJLP adjustment factor, otherwise the interest will be at 11% per annum. In addition, a fine of up to 10% shall apply to the amount of any obligation in default. Interest on late balances will be 1% interest per month, levied on the overdue amount. Payment of the outstanding loan balance is being made in 81 monthly installments, which commenced in July 2012 and extends through March 2019. Interest on loans drawn and other charges are paid on a monthly basis and commenced in March 2011. As of December 31, 2013 and 2012, the total outstanding loan balance under this credit facility was R$5.2 million (approximately US$2.2 million based on the exchange rate as of December 31, 2013) and R$6.4 million (approximately US$3.1 million based on exchange rate as of December 31, 2012), respectively.

The FINEP Credit Facility contains the following significant terms and conditions:

•
The Company was required to share with FINEP the costs associated with the FINEP Project. At a minimum, the Company was required to contribute from its own funds approximately R$14.5 million (approximately US$6.2 million based on the exchange rate as of December 31, 2013) of which R$11.1 million was contributed prior to the release of the second disbursement. All four disbursements were completed and the Company has fulfilled all of its cost sharing obligations;

•
After the release of the first disbursement, prior to any subsequent drawdown from the FINEP Credit Facility, the Company was required to provide bank letters of guarantee of up to R$3.3 million in aggregate (approximately US$1.4 million based on the exchange rate as of December 31, 2013). On December 17, 2012 and prior to release of the second disbursement on December 26, 2012, the Company obtained the required bank letter of guarantees from Banco ABC Brasil S.A. (or ABC);

•	Amounts disbursed under the FINEP Credit Facility were required to be used towards the FINEP Project within 30 months after the contract execution.

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

BNDES Credit Facility

In December 2011, the Company entered into the BNDES Credit Facility in the amount of R$22.4 million (approximately US$9.6 million based on the exchange rate as of December 31, 2013). This BNDES Credit Facility was extended as project financing for a production site in Brazil. The credit line is divided into an initial tranche for up to approximately R$19.1 million reais and an additional tranche of approximately R$3.3 million that becomes available upon delivery of additional guarantees. The credit line is available for 12 months from the date of the Credit Facility, subject to extension by the lender.
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

The BNDES Credit Facility is collateralized by a first priority security interest in certain of the Company's equipment and other tangible assets totaling R$24.9 million (approximately US$10.6 million based on the exchange rate as of December 31, 2013). The Company is a parent guarantor for the payment of the outstanding balance under the BNDES Credit Facility. Additionally, the Company was required to provide a bank guarantee equal to 10% of the total approved amount (R$22.4 million in total debt) available under this Credit Facility. For advances of the second tranche (above R$19.1 million), the Company is required to provide additional bank guarantees equal to 90% of each such advance, plus additional Company guarantees equal to at least 130% of such advance. The BNDES Credit Facility contains customary events of default, including payment failures, failure to satisfy other obligations under this credit facility or related documents, defaults in respect of other indebtedness, bankruptcy, insolvency and inability to pay debts when due, material judgments, and changes in control of Amyris Brasil. If any event of default occurs, the Lender may terminate its commitments and declare immediately due all borrowings under the facility. As of December 31, 2013 and 2012, the Company had R$15.3 million (approximately US$6.5 million based on the exchange rate as of December 31, 2013) and R$19.1 million (approximately US$9.3 million based on the exchange rate as of December 31, 2012), respectively, in outstanding advances under the BNDES Credit Facility.

Notes Payable

During the period between May 2008 and October 2008, the Company entered into notes payable agreements with the lessor of its headquarters under which it borrowed a total of $3.3 million for the purchase of tenant improvements, bearing an interest rate of 9.5% per annum and to be repaid over a period of 55 to 120 months. As of December 31, 2013 and 2012, a principal amount of zero and $1.6 million, respectively, was outstanding under these notes payable. In June 2013, as part of the April 30, 2013 Amendment to the Company's operating lease for its headquarters, the Company recorded the elimination of these notes payable as a lease incentive and recorded approximately $1.4 million to deferred rent liability in the consolidated balance sheet. The deferred rent liability is being amortized to expense over the remaining lease term.

Convertible Notes

In February 2012, the Company completed the sale of senior unsecured convertible promissory notes in an aggregate principal amount of $25.0 million pursuant to a securities purchase agreement, between the Company and certain investment funds affiliated with Fidelity Investments Institutional Services Company, Inc. (referred to as the Fidelity Securities Purchase Agreement). The offering consisted of the sale of 3% senior unsecured convertible promissory notes with a March 1, 2017 maturity date and an initial conversion price equal to $7.0682 per share of the Company's common stock, subject to proportional adjustment for adjustments to outstanding common stock and anti-dilution provisions in case of dividends and distributions (referred to as the Fidelity Notes). As of December 31, 2013, the Fidelity Notes were convertible into an aggregate of up to 3,536,968 shares of the Company's common stock. The note holders have a right to require repayment of 101% of the principal amount of the Fidelity Notes in an acquisition of the Company, and the notes provide for payment of unpaid interest on conversion following such an acquisition if the note holders do not require such repayment. The Fidelity Securities Purchase Agreement and Fidelity Notes include covenants regarding payment of interest, maintaining the Company's listing status, limitations on debt, maintenance of corporate existence, and filing of SEC reports. The Fidelity Notes include standard events of default resulting in acceleration of indebtedness, including failure to pay, bankruptcy and insolvency, cross-defaults, material adverse effect clauses and breaches of the covenants in the Fidelity Securities Purchase Agreement and Fidelity Notes, with default interest rates and associated cure periods applicable to the covenant regarding SEC reporting. Furthermore, the Fidelity Notes include restrictions on the amount of debt the Company is permitted to incur. With exceptions for certain existing debt, refinancing of such debt and certain other exclusions and waivers, the Fidelity Notes provide that the Company's total outstanding debt at any time cannot exceed the greater of $200.0 million or 50% of its consolidated total assets and its secured debt cannot exceed the greater of $125.0 million or 30% of its consolidated total assets. In connection with the Company’s closing of a short-term bridge loan for $35.0 million in October 2013, holders of the Fidelity Notes waived compliance with the debt limitations outlined above as to the $35.0 million bridge loan and the August 2013 Financing. In consideration for such waiver, the Company granted to holders of the Fidelity Notes or their affiliates, the right to purchase up to an aggregate of $7.6 million worth of convertible promissory notes in the first tranche of the August 2013 Financing.

In October 2013, the Company amended the August 2013 SPA (see Note 1, "The Company") to include the Fidelity Entities in the first tranche convertible promissory notes. Pursuant to the amendment agreement the Company sold senior convertible notes with an aggregate principal amount of $7.6 million to the Fidelity Entities.The Tranche I Notes are due sixty months from the date of issuance and will be convertible into the Company’s common stock at a conversion price equal to $2.44, subject to adjustment as described below. The Tranche I Notes are convertible at the option of the holder: (i) at any time after 18 months from the date of the August 2013 SPA, (ii) on a change of control of the Company and (iii) upon the occurrence of an event of default. The conversion price of the Tranche I Notes will be reduced to $2.15 if a specified Company manufacturing plant fails to achieve a total production of 1.0 million liters within a run period of 45 days prior to June 30, 2014, the Company fails to achieve gross margins from product sales of at least 5% prior to June 30, 2014, or the Company reduces the conversion price of certain existing promissory notes held by Total prior to the repayment or conversion of the Tranche I Notes. If either of the production and margin milestones occur, and in addition, the Company reduces the conversion price of certain existing promissory notes held by Total prior to the repayment or conversion of the Tranche I Notes, the conversion price of the Tranche I Notes will be reduced to $1.87. Each Tranche I Note accrues interest from the date of issuance until the earlier of the date that such Tranche I Note is converted into the Company’s common stock or is repaid in full. Interest accrues at a rate of 5% per six months, compounded semiannually (with graduated interest rates of 6.5% applicable to the first 180 days and 8% applicable thereafter as the sole remedy should the Company fail to maintain NASDAQ listing status or at 6.5% for all other defaults). Interest for the first 30 months is payable in kind and added to the principal every six-months and thereafter, the Company may continue to pay interest in kind by adding to the principal every six-months or may elect to pay interest in cash. The Tranche I Notes may be prepaid by the Company after 30 months from the issuance date and initial interest payment; thereafter the Company has the option to prepay the Tranche I Notes every six months at the date of payment of the semi-annual coupon.

As of December 31, 2013 and 2012, principal amount of $32.6 million and $25.0 million, respectively, were outstanding under these convertible notes.

Related Party Convertible Notes

In July 2012, the Company entered into an agreement with Total that expanded Total's investment in the Biofene collaboration with the Company, provided new structure for a joint venture (referred to as the Fuels JV) to commercialize the products encompassed by the diesel and jet fuel research and development program (or, the Program), and established a convertible debt structure for the collaboration funding from Total (referred to as the July 2012 Agreements).

The purchase agreement for the notes related to the funding from Total (referred to as the Total Purchase Agreement) provides for the sale of an aggregate of $105.0 million in notes as follows:

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

•
At a second closing under the Total Purchase Agreement (also completed in two installments) the Company sold additional notes for an aggregate of $30.0 million in new funds from Total ($10.0 million in June 2013 and $20.0 million in July 2013).

•
The Total Purchase Agreement provides that additional notes may be sold in subsequent closings in July 2014 (for cash proceeds to the Company of $21.7 million, which would be settled in an initial installment of $10.85 million payable at such closing and a second installment of $10.85 million payable in January 2015).

The notes issued have a maturity date of March 1, 2017, an initial conversion price equal to $7.0682 per share for the notes issued under the initial closing and an initial conversion price equal $3.08 per share for the notes issued under the second closing. The notes bear interest of 1.5% per annum (with a default rate of 2.5%), accruing from the date of funding and payable at maturity or on conversion or a change of control where Total exercises the right to require the Company to repay the notes. Accrued interest is cancelled if the notes are cancelled based on a “Go” decision (see Note 8, "Significant Agreements"). The agreements contemplate that the research and development efforts under the Program may extend through 2016, with a series of “Go/No Go” decisions (see Note 8, "Significant Agreements") by Total through such date tied to funding by Total.

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

In connection with the December 2012 private placement described below (see Note 10, "Stockholders Equity"), Total elected to participate in the private placement by exchanging approximately $5.0 million of its $53.3 million in senior unsecured convertible promissory notes into 1,677,852 of the Company's common stock at $2.98 per share. As such, $5.0 million of the outstanding $53.3 million in senior unsecured convertible promissory notes was cancelled. The cancellation of the debt was treated as an extinguishment of debt in accordance with the guidance outlined in ASC 470-50. As a result of the exchange and cancellation of the $5.0 million debt the Company recorded a loss from extinguishment of debt of $0.9 million.

In March 2013, the Company entered into a letter agreement with Total (referred to as the March 2013 Letter Agreement) under which Total agreed to waive its right to cease its participation in the parties' fuels collaboration at the July 2013 decision point and committed to proceed with the July 2013 funding tranche of $30.0 million (subject to the Company's satisfaction of the relevant closing conditions for such funding in the Total Purchase Agreement). As consideration for this waiver and commitment, the Company agreed to:

•
Reduce the conversion price for the senior unsecured convertible promissory notes to be issued in connection with such funding from $7.0682 per share to a price per share equal to the greater of (i) the consolidated closing bid price of the Company's common stock on the date of the letter agreement, plus $0.01, and (ii) $3.08 per share, provided that the conversion price would not be reduced by more than the maximum possible amount permitted under the rules of NASDAQ such that the new conversion price would require the Company to obtain stockholder consent; and

•
Grant Total a senior security interest in the Company's intellectual property, subject to certain exclusions and subject to release by Total when the Company and Total enter into final documentation regarding the establishment of the Fuels JV.

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

In connection with the August 2013 Financing, the Company entered into the August 2013 SPA (see Note 1, "The Company") with Total and Temasek to sell up to $73.0 million in convertible promissory notes in private placements, with such notes to be sold and issued over a period of up to 24 months from the date of signing. The August 2013 SPA provided for the August 2013 Financing to be divided into two tranches (the first tranche for $42.6 million and the second tranche for $30.4 million), each with differing closing conditions. Of the total possible purchase price in the financing, $60.0 million to be paid in the form of cash by Temasek ($35.0 million in the first tranche and up to $25.0 million in the second tranche) and $13.0 million to be paid by the exchange and cancellation of outstanding convertible promissory notes held by Total in connection with its exercise of pro rata rights ($7.6 million in the first tranche and $5.4 million in the second tranche). The August 2013 SPA included requirements that the Company meet certain production milestones before the second tranche would become available, obtain stockholder approval prior to completing any closing of the transaction, and issue a warrant to Temasek to purchase 1,000,000 shares of the Company's common stock at an exercise price of $0.01 per share, exercisable only if Total converts preexisting promissory notes with a certain per share conversion price. In September 2013, the Company's stockholders approved the August 2013 Financing.

In September 2013, the Company entered into a bridge loan agreement with an existing investor to provide additional cash availability of up to $5.0 million. As of December 31, 2013, the Company had not drawn any funds from the agreement and the facility expired in October 2013 in accordance with its terms.

In October 2013, the Company sold and issued the Temasek Bridge Note to Temasek for a bridge loan of $35.0 million. The Temasek Bridge Note was due on February 2, 2014 and accrued interest at a rate of 5.5% each four months from October 4, 2013. The note was cancelled on October 16, 2013 as payment for Temasek’s purchase of the first tranche convertible note in the August 2013 Financing. As a result of the exchange and cancellation of the $35.0 million Temasek Bridge Note and the $9.2 million Total convertible note for the Tranche I Notes, the Company recorded a loss from extinguishment of debt of $19.9 million.

In October 2013, the Company amended the August 2013 SPA (see Note 1, "The Company") to include Fidelity Entities in the first tranche convertible promissory notes in the principal amount of $7.6 million, and to proportionally increase the amount acquired by exchange and cancellation of outstanding convertible promissory notes held by Total in connection with its exercise of pro rata rights to $14.6 million ($9.2 million in the first tranche and up to $5.4 million in the second tranche). Also in October 2013, the Company completed the closing of the Tranche I Notes of the August 2013 Financing, issuing a total of $51.8 million in convertible promissory notes for cash proceeds of $7.6 million and cancellation of outstanding convertible promissory notes of $44.2 million, of which $35.0 million resulted from cancellation of the Temasek Bridge Note. The Tranche I Notes are due sixty months from the date of issuance and will be convertible into the Company’s common stock at a conversion price equal to $2.44, subject to adjustment as described below. The Tranche I Notes are convertible at the option of the holder: (i) at any time after 18 months from the date of the August 2013 SPA, (ii) on a change of control of the Company and (iii) upon the occurrence of an event of default. The conversion price of the Tranche I Notes will be reduced to $2.15 if a specified Company manufacturing plant fails to achieve a total production of 1.0 million liters within a run period of 45 days prior to June 30, 2014, the Company fails to achieve gross margins from product sales of at least 5% prior to June 30, 2014, or the Company reduces the conversion price of certain existing promissory notes held by Total prior to the repayment or conversion of the Tranche I Notes. If either of the production and margin milestones occur, and in addition, the Company reduces the conversion price of certain existing promissory notes held by Total prior to the repayment or conversion of the Tranche I Notes, the conversion price of the Tranche I Notes will be reduced to $1.87. Each Tranche I Note accrues interest from the date of issuance until the earlier of the date that such Tranche I Note is converted into the Company’s common stock or is repaid in full. Interest accrues at a rate of 5% per six months, compounded semiannually (with graduated interest rates of 6.5% applicable to the first 180 days and 8% applicable thereafter as the sole remedy should the Company fail to maintain NASDAQ listing status or at 6.5% for all other defaults). Interest for the first 30 months is payable in kind and added to the principal every six-months and thereafter, the Company may continue to pay interest in kind by adding to the principal every six-months or may elect to pay interest in cash. The Tranche I Notes may be prepaid by the Company after 30 months from the issuance date and initial interest payment; thereafter the Company has the option to prepay the Tranche I Notes every six months at the date of payment of the semi-annual coupon.

The convertible promissory notes issuable in the second tranche of the August 2013 Financing (referred to as the Tranche II Notes) would be due 5 years after the date of the issuance of the first Tranche II Notes and would be subject to a conversion price equal to $2.87, subject to adjustment as described below. Specifically, the Tranche II Notes would be convertible at the option of the holder (i) at any time 12 months after issuance, (ii) on a change of control of the Company, and (iii) upon the occurrence of an event of default. Each Tranche II Notes will accrue interest from the date of issuance until the earlier of the date that such Tranche II Notes is converted into the Company's common stock or repaid in full. Interest will accrue at a rate per annum equal to 10%, compounded annually (with graduated interest rates of 13% applicable to the first 180 days and 16% applicable thereafter as the sole remedy should the Company fail to maintain NASDAQ listing status or at a rate equal to 12% for all other defaults). Interest for the first 36 months shall be payable in kind and added to the principal every year following the issue date and thereafter, the Company may continue to pay interest in kind by adding to the principal on every year anniversary of the issue date or may elect to pay interest in cash.

In addition to the conversion price adjustments set forth above, the conversion prices of the Tranche I Notes and Tranche II Notes are subject to further adjustment (i) according to proportional adjustments to outstanding common stock of the Company in case of certain dividends and distributions, (ii) according to anti-dilution provisions, and (iii) with respect to notes held by any purchaser other than Total, in the event that Total exchanges existing convertible notes for new securities of the Company in connection with future financing transactions in excess of its pro rata amount. Notwithstanding the foregoing, holders of a majority of the principal amount of the notes outstanding at the time of conversion may waive any anti-dilution adjustments to the conversion price. The purchasers have a right to require repayment of 101% of the principal amount of the notes in the event of a change of control of the Company and the notes provide for payment of unpaid interest on conversion following such a change of control if the purchasers do not require such repayment. The August 2013 SPA, Tranche I Notes and Tranche II Notes include covenants regarding payment of interest, maintenance of the Company’s listing status, limitations on debt and on certain liens, maintenance of corporate existence, and filing of SEC reports. The notes include standard events of default resulting in acceleration of indebtedness, including failure to pay, bankruptcy and insolvency, cross-defaults, and breaches of the covenants in the August 2013 SPA, Tranche I Notes and Tranche II Notes, with default interest rates and associated cure periods applicable to the covenant.

In December 2013, in connection with the execution of the Shareholders Agreement, License Agreement and related documents (collectively, referred to as the JV Documents) entered into by and among Amyris, Total and Total Amyris BioSolutions B.V. (or JVCO) relating to the establishment of JVCO (see Note 7, "Joint Venture and Noncontrolling Interest"), Amyris has agreed to (i) exchange the $69.0 million outstanding Total unsecured convertible notes and issue a replacement 1.5% senior secured convertible notes, in principal amounts equal to the principal amount of each cancelled note (the “Replacement Notes”) and (ii) to grant to Total a security interest in and lien on all Amyris’ rights, title and interest in and to Amyris’ shares in the capital of JVCO. Any Securities to be purchased and sold at the Third Closing (see Note 8, "Significant Agreements") by Total shall be 1.5% senior secured convertible notes shall have a conversion price of $7.0682. As a consequence of executing the JV Documents and forming JVCO, the Second Amendment of the August 2013 SPA and Restated Intellectual Property Security Agreement dated as of October 16, 2013, executed by Amyris in favor of Total, Temasek, and certain entities affiliated with Fidelity Investments, under which the Company granted a security interest in all of Amyris’ intellectual property was automatically terminated effective as of December 2, 2013 upon Total’s and the Company’s joint written notice to Temasek.

In December 2013, the Company placed a $3.0 million of senior unsecured convertible notes under the second tranche of August 2013 Financing to funds affiliated with Wolverine Asset Management (or Wolverine) and elected to call $25.0 million in additional funds from Temasek pursuant to its previous commitment to purchase such amount of convertible promissory notes in the second tranche. Additionally, in December 2013, the Company agreed to sell approximately $6.0 million of convertible promissory notes in the second tranche to Total through cancellation of the same amount of principal of previously outstanding convertible notes held by Total in respect of Total’s preexisting contractual right to maintain its pro rata ownership position through such cancellation. The second tranche funding closed in the first quarter of 2014.

As of December 31, 2013 and 2012, $89.5 million and $39.0 million, respectively, was outstanding under these convertible notes, net of debt discount of $27.9 million and $9.3 million, respectively. The debt discount is the result of the bifurcation of the equity conversion option and "make-whole" provision features associated with outstanding debt. For the year ended December 31, 2013, 2012 and 2011, the Company recorded loss from extinguishment of debt from the exchange and cancellation of related party convertible notes of $19.9 million, $0.9 million, and zero, respectively.

Loans Payable

In December 2009, the Company entered into a loans payable agreement with the lessor of its Emeryville pilot plant under which it borrowed a total of $0.3 million, bearing an interest rate of 10.0% per annum and to be repaid over a period of 96 months. As of December 31, 2013 and 2012, a principal amount of zero and $0.2 million, respectively, was outstanding under the loan. In June 2013, as part of the April 30, 2013 amendment entered into regarding the Company's operating lease for its headquarters, the Company recorded the elimination of this loan payable as a lease incentive and recorded approximately $0.2 million to deferred rent liability in the consolidated balance sheet. The deferred rent liability is being amortized to expense over the remaining lease term.

In December 2011, the Company entered into a loan agreement with Banco Pine under which Banco Pine provided the Company with a short term loan of R$35.0 million (approximately US$14.9 million based on the exchange rate as of December 31, 2013). Such loan was an advance on an anticipated July 2012 financing from Nossa Caixa Desenvolvimento, ("Nossa Caixa"), the Sao Paulo State development bank, and Banco Pine, under which Banco Pine and Nossa Caxia would provide the Company with loans of up to approximately R$52.0 million (approximately US$25.6 million based on the exchange rate as of December 31, 2013) as financing for capital expenditures relating to the Company's manufacturing facility in Brotas. The interest rate for the loan was 119.2% of the Brazilian interbank lending rate (approximately 12.3% on an annualized basis). The principal and interest due on the principal under the loan agreement, as amended, matured and was repaid on August 15, 2012.

In June 2012, the Company entered into a separate loan agreement with Banco Pine under which Banco Pine provided the Company with a Banco Pine Bridge Loan of R$52.0 million (approximately US$25.6 million based on the exchange rate as of September 30, 2012 the time of loan repayment). The interest rate for the Banco Pine Bridge Loan was 0.4472% monthly (approximately 5.5% on an annualized basis). The principal and interest due under the bridge loan matured and were required to be repaid on September 19, 2012, subject to extension by Banco Pine. At the time of this bridge loan, the Company entered into a currency interest rate swap arrangement with the lender for R$22.0 million (approximately US$9.4 million based on the exchange rate as of December 31, 2013). The interest rate swap arrangement exchanged the principal and interest payments under the Banco Pine Loan of R$22.0 million entered into in July 2012 for alternative principal and interest payments that were subject to adjustment based on fluctuations in the foreign exchange rate between the U.S. dollar and Brazilian real. The swap had a fixed interest rate of 3.94%. In July 2012, the Company repaid the Banco Pine Bridge Loan.

In July 2012, the Company entered into a Note of Bank Credit and a Fiduciary Conveyance of Movable Goods Agreement (together, referred to as the July 2012 Bank Agreements) with each of Nossa Caixa and Banco Pine. Under the July 2012 Bank Agreements, the Company pledged certain farnesene production assets as collateral for the loans of R$52.0 million. The Company's total acquisition cost for such pledged assets was approximately R$68.0 million (approximately US$29.0 million based on the exchange rate as of December 31, 2013). The Company is a also a parent guarantor for the payment of the outstanding balance under these loan agreements. Under the July 2012 Bank Agreements, the Company could borrow an aggregate of R$52.0 million (approximately US$22.2 million based on the exchange rate as of December 31, 2013) as financing for capital expenditures relating to the Company's manufacturing facility located in Brotas, Brazil. Specifically, Banco Pine, agreed to lend R$22.0 million and Nossa Caixa agreed to lend R$30.0 million. The funds for the loans are provided by BNDES, but are guaranteed by the lenders. The loans have a final maturity date of July 15, 2022 and bear a fixed interest rate of 5.5% per year. The loans are also subject to early maturity and delinquency charges upon occurrence of certain events including interruption of manufacturing activities at the Company's manufacturing facility in Brotas, Brazil for more than 30 days, except during sugarcane off-season. For the first two years that the loans are outstanding, the Company is required to pay interest only on a quarterly basis. After August 15, 2014, the Company is required to pay equal monthly installments of both principal and interest for the remainder of the term of the loans. As of December 31, 2013 and 2012, a principal amount of $22.2 million and $25.4 million, respectively, was outstanding under these loan agreements.

In October 2012, the Company entered into a loans payable agreement with a lender under which it borrowed $0.6 million to pay the insurance premiums of certain schedule of policies. The loan is payable in nine monthly installments of principal and interest. Interest accrued at a rate of 3.24% per annum. The loan was settled in 2013. In October 2013, the Company entered into another loan amounting to $0.6 million to pay for the current insurance premiums under the same terms. As of December 31, 2013 and 2012, the outstanding unpaid loan balance was $0.4 million and $0.4 million, respectively.

In March 2013, the Company entered into an export financing agreement with ABC for approximately $2.5 million a one-year-term to fund exports through March 2014. This loan is collateralized by future exports from the Company's subsidiary in Brazil. As of December 31, 2013, the principal amount outstanding under this agreement was $2.5 million.

Letters of Credit

In June 2012, the Company entered into a letter of credit agreement for $1.0 million under which it provided a letter of credit to the landlord for its headquarters in Emeryville, California in order to cover the security deposit on the lease. This letter of credit is secured by a certificate of deposit. Accordingly, the Company has $0.9 million as restricted cash as of December 31, 2013 and 2012.

Future minimum payments under the debt agreements as of December 31, 2013 are as follows (in thousands):

Years ending December 31:	Related Party Convertible Debt	Convertible Debt	Notes Payable	Loans Payable	Credit Facility
2014	$—	$760	$—	$5,753	$2,552
2015	—	765	—	3,848	2,420
2016	—	760	—	3,700	2,288
2017	73,687	25,125	—	3,547	2,155
2018	72,381	12,331	—	3,396	445
Thereafter	—	—	—	10,817	107
Total future minimum payments	146,068	39,741	—	31,061	9,967
Less: amount representing interest(1)	(56,569)	(11,204)	—	(5,802)	(1,200)
Present value of minimum debt payments	89,499	28,537	—	25,259	8,767
Less: current portion	—	—	—	(4,333)	(2,058)
Noncurrent portion of debt	$89,499	$28,537	$—	$20,926	$6,709
(1) Including debt discount of $27.9 million related to the embedded derivative associated with the related party convertible debt which will be accreted to interest expense under the effective interest method over the term of the convertible debt.

6. Commitments and Contingencies

Lease Obligations

The Company leases certain facilities and finances certain equipment under operating and capital leases, respectively. Operating leases include leased facilities and capital leases include leased equipment (see Note 4, "Balance Sheet Components"). The Company recognizes rent expense on a straight-line basis over the noncancellable lease term and records the difference between cash rent payments and the recognition of rent expense as a deferred rent liability. Where leases contain escalation clauses, rent abatements, and/or concessions, such as rent holidays and landlord or tenant incentives or allowances, the Company applies them in the determination of straight-line rent expense over the lease term. The Company has noncancellable operating lease agreements for office, research and development, and manufacturing space that expire at various dates, with the latest expiration in February 2031. Rent expense under operating lease was $4.8 million, $4.9 million and $4.8 million, for the years ended December 31, 2013, 2012 and 2011, respectively.

In December 2011, the Company executed an equipment financing agreement for $3.0 million for certain qualifying manufacturing and laboratory equipment. Pursuant to the equipment financing agreement, the Company financed the equipment with transactions representing capital leases. This sales/leaseback transaction resulted in a $1.3 million unrealized loss which is being amortized over the life of the assets under lease. Accordingly, a capital lease liability was recorded at the present value of the future lease payments of $1.2 million and $2.2 million during the years ended December 31, 2013 and 2012, respectively. The incremental borrowing rate used to determine the present values of the future lease payments was 6.5%. The lease obligations expire on January 1, 2015. In connection with the capital lease entered into in 2011, the Company issued a warrant to purchase shares of the Company's common stock (see Note 10, "Stockholder's Equity").

In 2007, the Company entered into an operating lease for its headquarters in Emeryville, California, with a term of ten years commencing in May 2008. As part of the operating lease agreement, the Company received a tenant improvements allowance of $11.4 million. The Company recorded the allowance as deferred rent and associated expenditures as leasehold improvements that are being amortized over the shorter of their estimated useful life or the term of the lease. In connection with the operating lease, the Company elected to defer a portion of the monthly base rent due under the lease and entered into notes payable agreements with the lessor for the purchase of certain tenant improvements. In October 2010, the Company amended its lease agreement with the lessor of its headquarters, to lease up to approximately 22,000 square feet of research and development and office space. In return for the removal of the early termination clause in its amended lease agreement, the Company received approximately $1.0 million from the lessor in December 2010. In April 2013, the Company amended its lease agreement for its headquarters in Emeryville, California (referred to as the Lease Amendment). The Lease Amendment provided for an extension of the lease term to May 2023, a modification of the base rent and elimination of the Company's loans and notes payable to the lessor of approximately $1.6 million (see Note 5, "Debt"). In addition, per the terms of the Lease Amendment, the Company also received a rent credit of approximately $71,000 per month for the period of June 2013 through December 2013 and a rent credit of approximately $42,000 per month for the full year of 2014.

In March 2011, the Company entered into an operating lease on real property owned by Paraíso Bioenergia S.A. (“Paraíso Bioenergia”) in Brazil. In conjunction with a supply agreement (see Note 8, "Significant Agreements") with the same entity, the land is being used by the Company for its Biofene production plant in Brotas. This lease has a term of 15 years commencing in March 2011 with an estimated annual rent payment of approximately $116,000.

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

Future minimum payments under the Company's lease obligations as of December 31, 2013, are as follows (in thousands):

Years ending December 31:	Capital Leases	Operating Leases	Total Lease Obligations
2014	$1,006	$6,404	$7,410
2015	289	6,622	6,911
2016	—	6,600	6,600
2017	—	6,580	6,580
2018	—	6,667	6,667
Thereafter	—	32,259	32,259
Total future minimum lease payments	1,295	$65,132	$66,427
Less: amount representing interest	(52)
Present value of minimum lease payments	1,243
Less: current portion	(956)
Long-term portion	$287

Guarantor Arrangements

The Company has agreements whereby it indemnifies its officers and directors for certain events or occurrences while the officer or director is, or was, serving at the Company’s request in such capacity. The term of the indemnification period is for the officer's or director’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a director and officer insurance policy that limits its exposure and enables the Company to recover a portion of any future amounts paid. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal. Accordingly, the Company had no liabilities recorded for these agreements as of December 31, 2013 and 2012.

The Company entered into the FINEP Credit Facility to finance a research and development project on sugarcane-based biodiesel (see Note 5, "Debt"). The FINEP Credit Facility is guaranteed by a chattel mortgage on certain equipment of the Company. The Company's total acquisition cost for the equipment under this guarantee is approximately R$6.0 million (approximately US$2.6 million based on the exchange rate as of December 31, 2013).

The Company entered into the BNDES Credit Facility to finance a production site in Brazil (see Note 5, "Debt").The BNDES Credit Facility is collateralized by a first priority security interest in certain of the Company's equipment and other tangible assets with a total acquisition cost of R$24.9 million (approximately US$10.6 million based on the exchange rate as of December 31, 2013). The Company is a parent guarantor for the payment of the outstanding balance under the BNDES Credit Facility. Additionally, the Company is required to provide certain bank guarantees under the BNDES Credit Facility. Accordingly, the Company has a $0.7 million and zero as restricted cash as of December 31, 2013 and 2012, respectively.

The Company entered into loan agreements and security agreement where the Company pledged certain farnesene production assets as collateral (the fiduciary conveyance of movable goods) with each of Nossa Caixa and Banco Pine (see Note 5, "Debt"). The Company's total acquisition cost for the farnesene production assets pledged as collateral under these agreements is approximately R$68.0 million (approximately US$29.0 million based on the exchange rate as of December 31, 2013). The Company is also a parent guarantor for the payment of the outstanding balance under these loan agreements.

The Company has an export financing agreement for approximately $2.5 million for a one-year term to fund exports through March 2014. This loan is collateralized by future exports from the Company's subsidiary in Brazil.

Under an operating lease agreement for its office facilities in Brazil, which commenced on November 15, 2011, the Company is required to maintain restricted cash or letters of credit equal to 3 months of rent of approximately R$0.2 million (approximately US$0.1 million based on the exchange rate as of December 31, 2013) in the aggregate as a guarantee that the Company will meet its performance obligations under such operating lease agreement.

In October 2013, the Company entered into a letter agreement with Total relating to the Temasek Bridge Note and to the closing of the August 2013 Financing (referred to as the Amendment Agreement) (see Note 5, "Debt"). In the August 2013 Financing, the Company was required to provide the purchasers under the August 2013 SPA with a security interest in the Company’s intellectual property if Total still held such security interest as of the initial closing of the August 2013 Financing. Under the terms of a previous Intellectual Property Security Agreement by and between the Company and Total (referred to as the Security Agreement), the Company had previously granted a security interest in favor of Total to secure the obligations of the Company under certain convertible promissory notes issued and issuable to Total under the Company’s purchase agreement with Total Purchase Agreement. The Security Agreement provides that such security interest will terminate if Total and the Company enter into certain agreements relating to the formation of the Fuels JV. To get Total to (i) permit the Company to grant the security interest under the Temasek Bridge Note and the August 2013 Financing and (ii) waive a secured debt limitation contained in the outstanding convertible promissory notes held by Total (the “Total Securities”), the Company entered into the Amendment Agreement. Under the Amendment Agreement, the Company agreed to reduce, effective December 2, 2013, the conversion price for the Total Securities issued in 2012 (approximately $48.3 million of which are outstanding as of the date hereof) from $7.0682 per share to $2.20, the market price per share of the Company’s Common Stock as of the signing of the Amendment Agreement, as determined in accordance with applicable NASDAQ rules, unless the Company and Total enter into the JV Agreements on or prior to December 2, 2013.

In December 2013, in connection with the execution of JV Documents entered into by and among Amyris, Total and JVCO relating to the establishment of the JVCO (see Note 5, "Debt" and Note 7, "Joint Venture and Noncontrolling Interest"), Amyris agreed to exchange the $69.0 million outstanding Total unsecured convertible notes and issue replacement 1.5% senior secured convertible notes, in principal amounts equal to the principal amount of each Replacement Notes and grant a security interest to Total in and lien on all Amyris’ rights, title and interest in and to Amyris’ shares in the capital of the JVCO.

Purchase Obligations

As of December 31, 2013, the Company had $9.6 million in purchase obligations which included $8.9 million in non-cancellable contractual obligations and construction commitments, of which $4.0 million have been accrued as loss on purchase commitments.

Other Matters

Certain conditions may exist as of the date the financial statements are issued, which may result in a loss to the Company but will only be recorded when one or more future events occur or fail to occur. The Company's management assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against and by the Company or unasserted claims that may result in such proceedings, the Company's management evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought.

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

In May 2013, a securities class action complaint was filed against the Company and its CEO, John G. Melo, in the U.S. District Court for the Northern District of California. In October 2013, the lead plaintiffs filed a consolidated amended complaint. The complaint, as amended, sought unspecified damages on behalf of a purported class that would comprise all individuals who acquired the Company's common stock between April 29, 2011 and February 8, 2012. The complaint alleged securities law violations based on the Company's commercial projections during that period. In December 2013, the Company filed a motion to dismiss the complaint. In March 2014, the court issued an order granting the Company's motion to dismiss with leave to amend the complaint. The Company believes the complaint lacks merit, and intends to defend itself vigorously. Because the case is at a very early stage and no specific monetary demand has been made, it is not possible for us to estimate the potential loss or range of potential losses for the case.

In August 2013, a complaint entitled Steve Shannon, derivatively on behalf of Amyris, Inc. v. John G. Melo et al and Amyris, Inc., was filed against the Company as nominal defendant in the United States District Court for the Northern District of California. The lawsuit seeks unspecified damages on behalf of the Company from certain of its current and former officers, directors and employees and alleges these defendants breached their fiduciary duties to the Company and unjustly enriched themselves by making allegedly false and misleading statements and omitting certain material facts in the Company's securities filings. Because this purported stockholder derivative action is based on substantially the same facts as the securities class action described above, the two actions have been related and will be heard by the same judge. By stipulation of the parties, the case has been stayed until the Company either files an answer in the securities class action or the securities action is dismissed with prejudice. The Company does not believe the claims in the complaint have merit, and intends to defend itself vigorously. Because the case is at a very early stage and no specific monetary demand has been made, it is not possible to estimate the potential loss or range of potential losses for the case.

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

7. Joint Venture and Noncontrolling Interest

SMA Indústria Química S.A.

In April 2010, the Company established SMA Indústria Química (or SMA), a joint venture with SMSA, to build a production facility in Brazil. SMA is located at the SMSA mill in Pradópolis, São Paulo state. The joint venture agreements establishing SMA have a 20 year initial term.

 SMA is managed by a three member executive committee, of which the Company appoints two members, one of whom is the plant manager who is the most senior executive responsible for managing the construction and operation of the facility. SMA is governed by a four member board of directors, of which the Company and SMSA each appoint two members. The board of directors has certain protective rights which include final approval of the engineering designs and project work plan developed and recommended by the executive committee.

The joint venture agreements require the Company would fund the construction costs of the new facility and SMSA would reimburse the Company up to RS$61.8 million (approximately US$26.4 million based on the exchange rate as of December 31, 2013) of the construction costs after SMA commences production. After commercialization, the Company would market and distribute Amyris renewable products produced by SMA and SMSA would sell feedstock and provide certain other services to SMA. The cost of the feedstock to SMA would be a price that is based on the average return that SMSA could receive from the production of its current products, sugar and ethanol. The Company would be required to purchase the output of SMA for the first four years at a price that guarantees the return of SMSA’s investment plus a fixed interest rate. After this four year period, the price would be set to guarantee a break-even price to SMA plus an agreed upon return.

Under the terms of the joint venture agreements, if the Company becomes controlled, directly or indirectly, by a competitor of SMSA, then SMSA has the right to acquire the Company’s interest in SMA. If SMSA becomes controlled, directly or indirectly, by a competitor of the Company, then the Company has the right to sell its interest in SMA to SMSA. In either case, the purchase price shall be determined in accordance with the joint venture agreements, and the Company would continue to have the obligation to acquire products produced by SMA for the remainder of the term of the supply agreement then in effect even though the Company would no longer be involved in SMA’s management.

The Company has a 50% ownership interest in SMA. The Company has identified SMA as a variable interest entity (or VIE) pursuant to the accounting guidance for consolidating VIEs because the amount of total equity investment at risk is not sufficient to permit SMA to finance its activities without additional subordinated financial support, as well as because the related commercialization agreement provides a substantive minimum price guarantee. Under the terms of the joint venture agreement, the Company directs the design and construction activities, as well as production and distribution. In addition, the Company has the obligation to fund the design and construction activities until commercialization is achieved. Subsequent to the construction phase, both parties equally fund SMA for the term of the joint venture. Based on those factors, the Company was determined to have the power to direct the activities that most significantly impact SMA’s economic performance and the obligation to absorb losses and the right to receive benefits. Accordingly, the financial results of SMA are included in the Company’s consolidated financial statements and amounts pertaining to SMSA’s interest in SMA are reported as noncontrolling interests in subsidiaries.

The Company completed a significant portion of the construction of the new facility in 2012. The Company suspended construction of the facility in order to focus on completing and operating the Company's smaller production facility in Brotas, Brazil. In February 2014, the Company entered into an amendment to the joint venture agreement with SMSA which updates and documents certain preexisting business plan requirements related to the start-up of construction at the joint venture operated plant and sets forth, among other things, (i) the extension of the deadline for the commencement of operations at the joint venture operated plant to no later than 18 months following the construction of the plant, which shall occur no later than March 31, 2017, and (ii) the extension of an option held by SMSA to build a second large-scale farnesene production facility to no later than December 31, 2018 with the commencement of operations at such second facility to occur no later than April 1, 2019.

Novvi S.A.

In June 2011, the Company entered into joint venture agreements with Cosan Combustíveis e Lubrificantes S.A. and Cosan S.A. Industria e Comércio (such Cosan entities, collectively or individually, “Cosan”), related to the formation of a joint venture to focus on the worldwide development, production and commercialization of base oils made from Biofene for the automotive, commercial and industrial lubricants markets (referred to as the Original JV Agreement). The parties originally envisioned operating their joint venture through Novvi S.A., a Brazilian entity jointly owned by Cosan and Amyris Brasil.

Under the Original JV Agreement and related agreements, the Company and Cosan each owned 50% of the Novvi S.A. and each party would share equally in any costs and any profits ultimately realized by Novvi S.A. The joint venture agreement had an initial term of 20 years from the date of the Original JV Agreement, subject to earlier termination by mutual written consent or by a non-defaulting party in the event of specified defaults by the other party. The shareholders' agreement had an initial term of 10 years from the date of the agreement, subject to earlier termination if either the Company or Cosan ceases to own at least 10% of the voting stock of Novvi S.A. Since its formation, Novvi S.A. had minimal operating activities while the Company and Cosan continued to determine and finalize the strategy and operating activities for the joint venture. Upon determination by the Company and Cosan that the joint venture should be operated out of a US entity, the operating activities of Novvi S.A. ceased. The Company has identified that Novvi S.A. is a VIE and determined that the power to direct activities, which most significantly impact the economic success of the joint venture, is equally shared between the Company and Cosan. Accordingly, the Company is not the primary beneficiary and therefore accounts for its investment in Novvi S.A. under the equity method of accounting.

In March 2013, the Company, Amyris Brasil and Cosan entered into a termination agreement to terminate the Original JV Agreement. In addition, Amyris Brasil agreed to sell, its 50% ownership in Novvi S.A. for approximately R$22,000 (approximately US$9,391 based on the exchange rate as of December 31, 2013) which represented the current value of its 50% equity ownership in Novvi S.A., a now-dormant company, to Cosan. Upon the consummation of the transaction with the shares transferring from Amyris Brasil to Cosan, the Novvi S.A. shareholders agreement automatically terminated.

Novvi LLC

In September 2011, the Company and Cosan US, Inc. (or Cosan U.S.) formed Novvi LLC, a U.S. entity that is jointly owned by the Company and Cosan U.S. (or Novvi). In March 2013, the Company and Cosan U.S. entered into agreements to (i) expand their base oils joint venture to also include additives and lubricants and (ii) operate their joint venture exclusively through Novvi. Specifically, the parties entered into an Amended and Restated Operating Agreement for Novvi (referred to as the Operating Agreement), which sets forth the governance procedures for Novvi and the joint venture and the parties' initial contribution. The Company also entered into an IP License Agreement with Novvi (referred to as the IP License Agreement) under which the Company granted Novvi (i) an exclusive (subject to certain limited exceptions for the Company), worldwide, royalty-free license to develop, produce and commercialize base oils, additives, and lubricants derived from Biofene for use in automotive and industrial lubricants markets and (ii) a non-exclusive, royalty free license, subject to certain conditions, to manufacture Biofene solely for its own products. In addition, both the Company and Cosan U.S. granted Novvi certain rights of first refusal with respect to alternative base oil and additive technologies that may be acquired by the Company or Cosan U.S. during the term of the IP License Agreement. Under these agreements, the Company and Cosan U.S. will each own 50% of Novvi and each party will share equally in any costs and any profits ultimately realized by the joint venture. Novvi is governed by a six member Board of Managers (or the Board Managers), with three managers represented by each investor. The Board of Managers appoints the officers of Novvi, who are responsible for carrying out the daily operating activities of Novvi as directed by the Board of Managers. The IP License Agreement has an initial term of 20 years from the date of the agreement, subject to standard early termination provisions such as uncured material breach or a party's insolvency. Under the terms of the Operating Agreement, Cosan U.S. is obligated to fund its 50% ownership share of Novvi in cash in the amount of $10.0 million and the Company is obligated to fund its 50% ownership share of Novvi through the granting of an IP License to develop, produce and commercialize base oils, additives, and lubricants derived from Biofene for use in the automotive, commercial and industrial lubricants markets which has been agreed upon by Cosan U.S. and Amyris valued at $10.0 million. In March 2013, the Company measured its initial contribution of intellectual property to Novvi at the Company's carrying value of the licenses granted under the IP License Agreement, which was zero. Additional funding requirements to finance the ongoing operations of Novvi are expected to happen through revolving credit or other loan facilities provided by unrelated parties (i.e. such as financial institutions); cash advances or other credit or loan facilities provided by the Company and Cosan U.S. or their affiliates; or additional capital contributions by the Company and Cosan U.S.

The Company has identified Novvi as a VIE and determined that the power to direct activities, which most significantly impact the economic success of the joint venture (i.e. continuing research and development, marketing, sales, distribution and manufacturing of Novvi products), is equally shared between the Company and Cosan U.S. Accordingly, the Company is not the primary beneficiary and therefore accounts for its investment in Novvi under the equity method of accounting. The Company will continue to reassess its primary beneficiary analysis of Novvi if there are changes in events and circumstances impacting the power to direct activities that most significantly affect Novvi's economic success. Under the equity method, the Company's share of profits and losses are included in “Other income (expense), net” in the consolidated statements of operations. For the year ended December 31, 2013, the Company recorded no amounts for its share of Novvi's net loss as the carrying amount of the Company's investment in Novvi was zero and losses in excess of the carrying amount were offset by the accretion of the Company's share in the basis difference resulting from the parties' initial contribution. The Company recorded $2.6 million of revenue from the research and development activities that it has performed on behalf of Novvi and recognized $1.1 million in product sales from Novvi for the year ended December 31, 2013.

Total Amyris BioSolutions B.V.

In November 2013, the Company and Total Energies Nouvelles Activités USA (formerly known as Total Gas & Power USA, SAS, or Total), formed Total Amyris BioSolutions B.V., a private company with limited liability incorporated under the laws of the Netherlands (or JVCO). The common equity of JVCO is jointly owned (50%/50%) by the Company and Total, and the preferred equity of JVCO is 100% owned by the Company. The Parties have agreed that JVCO’s purpose is limited to executing the License Agreement and maintaining such licenses under it, unless and until either (i) Total elects to go forward with either the full (diesel and jet fuel) JVCO commercialization program or the jet fuel component of the JVCO commercialization program (a “Go Decision”), (ii) Total elects to not continue its participation in the R&D Program and JVCO (a “No-Go Decision”), or (iii) Total exercises any of its rights to buy out the Company’s interest in JVCO. Following a Go Decision, the articles and shareholders’ agreement would be amended and restated to be consistent with the shareholders’ agreement contemplated by the July 2012 Agreements (see Note 5, "Debt" and Note 8, "Significant Agreements").

The JVCO has an initial capitalization of €0.1 million (approximately US$0.1 million based on the exchange rate as of December 31, 2013). The Company has identified JVCO as a VIE and determined that the Company is not the primary beneficiary and therefore accounts for its investment in JVCO under the equity method of accounting. Under the equity method, the Company's share of profits and losses are included in "Other income (expense), net" in the consolidated statements of operations. No later than six months prior to July 31, 2016, the Company and Total shall amend the July 2012 Agreements to reflect the corporate structure of JVCO, amend and restate the articles of association of JVCO, finalize and agree on a five-year plan and an initial budget, maximize economic viability and value of JVCO and enter into the Total license agreement. The Company will reevaluate its assessment in 2016 based on the specific terms of the final shareholders' agreement.

Glycotech

In January 2011, the Company entered into a production service agreement (referred to as the Glycotech Agreement) with Glycotech, Inc. (or Glycotech), under which Glycotech provides process development and production services for the manufacturing of various Company products at its leased facility in Leland, North Carolina. The Company products manufactured by Glycotech are owned and distributed by the Company. Pursuant to the terms of the production Glycotech Agreement, the Company is required to pay the manufacturing and operating costs of the Glycotech facility, which is dedicated solely to the manufacture of Amyris products. The initial term of the Glycotech Agreement was for a two year period commencing on February 1, 2011 and the Glycotech Agreement renews automatically for successive one-year terms, unless terminated by the Company. Concurrent with the Glycotech Agreement, the Company also entered into a Right of First Refusal Agreement with the lessor of the facility and site leased by Glycotech (or the ROFR Agreement). Per conditions of the ROFR Agreement, the lessor agreed not to sell the facility and site leased by Glycotech during the term of the Glycotech Agreement. In the event that the lessor is presented with an offer to sell or decides to sell an adjacent parcel, the Company has the right of first refusal to acquire it.

The Company has determined that the arrangement with Glycotech qualifies as a VIE. The Company determined that it is the primary beneficiary of this arrangement since it has the power through the management committee over which it has majority control to direct the activities that most significantly impact Glycotech's economic performance. In addition, the Company is required to fund 100% of Glycotech's actual operating costs for providing services each month while the facility is in operation under the production service agreement. Accordingly, the Company consolidates the financial results of Glycotech. As of December 31, 2013, the carrying amounts of the consolidated VIE's assets and liabilities were not material to the Company's consolidated financial statements.

The table below reflects the carrying amount of the assets and liabilities of the two consolidated VIEs for which the Company is the primary beneficiary. As of December 31, 2013, the assets include $21.6 million in property, plant and equipment, $3.9 million in other assets and $0.3 million in current assets. The liabilities include $0.1 million in accounts payable and accrued current liabilities and $0.1 million in loan obligations by Glycotech to its shareholders that are non-recourse to the Company. The creditors of each consolidated VIE have recourse only to the assets of that VIE.

	December 31,
(In thousands)	2013	2012
Assets	$25,730	$29,564
Liabilities	$229	$355

The change in noncontrolling interest for the years ended December 31, 2013 and 2012 is summarized below (in thousands):

	2013	2012
Balance at January 1	$(877)	$(240)
Addition to noncontrolling interest	—	—
Foreign currency translation adjustment	89	257
Loss attributable to noncontrolling interest	204	(894)
Balance at December 31	$(584)	$(877)

8. Significant Agreements

Research and Development Activities

Total Collaboration Agreement

In June 2010, the Company entered into a technology license, development, research and collaboration agreement (referred to as the Collaboration Agreement”) with Total Gas & Power USA Biotech, Inc., an affiliate of Total S.A. (Total S.A. and its relevant affiliates, collectively, “Total”). The Collaboration Agreement sets forth the terms for the research, development, production and commercialization of certain to-be-determined chemical and/or fuel products made through the use of the

Company’s synthetic biology platform. The Collaboration Agreement established a multiphased process through which projects are identified, screened, studied for feasibility, and ultimately selected as a project for development of an identified lead compound using an identified microbial strain. Under the terms of the Collaboration Agreement, Total funded up to the first $50.0 million in research and development costs for the selected projects; thereafter the parties share such costs equally. Amyris has agreed to dedicate the laboratory resources needed for collaboration projects. Total also plans to second employees at Amyris to work on the projects. Once a development project has commenced, the parties are obligated to work together exclusively to develop the lead compound during the project development phase. After a development project is completed, the Company and Total expect to form one or more joint ventures to commercialize any products that are developed, with costs and profits to be shared on an equal basis, provided that if Total has not achieved profits from sales of a joint venture product equal to the amount of funding it provided for development plus an agreed upon rate of return within three years of commencing sales, then Total will be entitled to receive all profits from sales until this rate of return has been achieved. Each party has certain rights to independently produce commercial quantities of these products under certain circumstances, subject to paying royalties to the other party. Total has the right of first negotiation with respect to exclusive commercialization arrangements that the Company would propose to enter into with certain third parties, as well as the right to purchase any of the Company’s products on terms no less favorable than those offered to or received by the Company from third parties in any market where Total or its affiliates have a significant market position.

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

In June 2010, concurrent with the Collaboration Agreement, the Company issued 7,101,548 shares of Series D preferred stock to Total for aggregate proceeds of approximately $133.0 million at a per share price of $18.75, which was lower than the per share fair value of common stock as determined by management and the Board of Directors. Due to the fact the Collaboration Agreement and the issuance of shares to Total occurred concurrently, the terms of both the Collaboration Agreement and the issuance of preferred stock were evaluated to determine whether their separately stated pricing was equal to the fair value of services and preferred stock. The Company determined that the fair value of Series D preferred stock was $22.68 at the time of issuance, and therefore, the Company measured the preferred stock initially at its fair value with a corresponding reduction in the consideration for the services under the Collaboration Agreement. As revenue from the Collaboration Agreement will be generated over a period of time based on the performance requirements, the Company recorded the difference between the fair value and consideration received for the Series D preferred stock of $27.9 million as a Deferred Charge Asset within "Other Assets" on the balance sheet at the time of issuance which will be recognized as a reduction to revenue in proportion to the total estimated revenue under the collaboration agreement. As of December 31, 2013 and 2012, the Company has recognized a cumulative reduction of $27.9 million and $27.9 million, respectively, against the deferred charge asset.

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

In November 2011, the Company and Total entered into an amendment of their Technology License, Development, Research and Collaboration Agreement (referred to as the Amendment). The Amendment provided for an exclusive strategic collaboration for the development of renewable diesel products and contemplated that the parties would establish a joint venture (or the JV) for the production and commercialization of such renewable diesel products on an exclusive, worldwide basis. In addition, the Amendment contemplated providing the JV with the right to produce and commercialize certain other chemical products on a non-exclusive basis. The amendment further provided that definitive agreements to form the JV had to be in place by March 31, 2012 or such other date as agreed to by the parties or the renewable diesel program, including any further collaboration payments by Total related to the renewable diesel program, would terminate. In the second quarter of 2012, the parties extended the deadline to June 30, 2012, and, through June 30, 2012 the parties were engaged in discussions regarding the structure of future payments related to the program, until the amendment was superseded by a further amendment in July 2012.

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

In July 2012, the Company entered into the July 2012 Agreements with Total that expanded Total's investment in the biofene collaboration to encompass certain joint venture products for use in diesel and jet fuel on a worldwide basis and provide a new structure for the research and development program and formation of the joint venture (or the Fuels JV), to commercialize the products encompassed by the diesel and jet fuel research and development program (the “Program”) and change the structure of the funding from Total to include a convertible debt mechanism (see Note 5, "Debt"). As a part of the July 2012 Agreements, Total's royalty option contingency related to diesel was removed and the jet fuel collaboration was combined with the expanded biofene collaboration. As a result, $46.5 million of payments received from Total that had been recorded as an advance from the collaborator were no longer contingently repayable. Of this amount, $23.3 million was treated as a repayment by the Company and included as part of the senior unsecured convertible promissory note issued to Total in July 2012 and the remaining $23.2 million was recorded as a contract to perform research and development services, which was offset by the reduction of the capitalized deferred charge asset of $14.4 million resulting in the Company recording revenue from a related party of $8.9 million in 2012.

Under the July 2012 Agreements, the Company controls operations and execution of the Program subject to strategic and ultimate decision-making authority by a management committee composed of Company and Total representatives, and Total participates in the ultimate Fuels JV, or receives rights to recover its investment if, at a series of decision points, it decides not to proceed with the project. The agreements contemplate that the parties would grant exclusive manufacturing and commercial licenses to the Fuels JV for the Fuels JV products when the Fuels JV is formed (subject to requirements for the Company to grant the license to Total in the event the Fuels JV is not formed because of a deadlock, followed by an election by the Company to sell to Total the assets it otherwise would have contributed to the Fuels JV, or earlier under certain circumstances), and that the Company would retain the right to make and sell products other than the Fuels JV products. Under the agreements, the Fuels JV licenses would be consistent with the principle that development, production and commercialization of the Fuels JV products in Brazil will remain with the Company unless Total elects, after formation of the Fuels JV, to have such business contributed to the Fuels JV. The agreements also provide that certain Fuels JV non-exclusive products that were contemplated by the November 2011 amendment to the collaboration agreement are no longer to be included in the Fuels JV, but that the parties will explore potential development and commercialization of such products at a later date.

The agreements contemplate that the research and development efforts under the Program may extend through 2016, with a series of “Go/No Go” decisions by Total through such date tied to funding by Total. Each funding tranche involves the issuance of senior unsecured convertible promissory notes by the Company to Total (see Note 5, "Debt"). The agreements provided for cash funding by Total of $15.0 million in July 2012 and an additional $15.0 million in September 2012. Such funding occurred in July and September as contemplated by the agreements. Further, Total funded $30.0 million in July 2013, and, if it chooses to proceed with the Program, will fund an additional $10.85 million in July 2014 and $10.85 million in January 2015 (referred to as the Third Closing). Thirty days following the earlier of the completion of the research and development program or December 31, 2016, Total has a final opportunity to decide whether or not to proceed with the Program.

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

In the final “Go/No Go” decision described above, Total may elect to (i) go forward with the full Program (diesel and jet fuel) (a “Go” decision), (ii) not continue its participation in the full Program, or (iii) go forward only with the jet fuel component of the Program, with the following outcomes:

•	For a “Go” decision by Total with respect to the whole Program, the parties would form the Fuels JV and the notes would be cancelled.

•	For a “No-Go” decision by Total with respect to the whole Program, the consequences would be as described in the paragraph above regarding a decision by Total not to continue to fund the Program.

•
For a decision by Total to proceed with the jet fuel component of the Program and not the diesel component of the Program, 70% of the principal amount outstanding under the notes would remain outstanding and become payable by the Company and 30% of the outstanding principal of such notes would be cancelled, the diesel product would no longer be included in the collaboration, the Fuels JV would not receive rights to products for use in diesel fuels, and the Fuels JV would be formed by the parties to commercialize products for use in jet fuels.

The agreements contemplate that the parties will finalize the structure for the Fuels JV as set forth in the agreements and that the Fuels JV, if and when it is formed, would, subject to the conditions described below and absent other agreement, be owned equally (50%/50%) by the Company and Total. Under the agreements, the parties will, prior to the projected completion date, enter into a shareholders' agreement governing the Fuels JV, agree on the budget and business plan for the Fuels JV, and form the Fuels JV. In addition, following a final “Go” decision, the parties would enter into the Fuels JV license agreements, contribution agreements and other agreements required to establish the Fuels JV and enable it to operate.

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

In March 2013, the Company entered into the March 2013 Letter Agreement under which Total agreed to waive its right and to cease its participation in the fuels collaboration at the July 2013 decision point and committed to proceed with the July 2013 funding tranche of $30.0 million (subject to the Company's satisfaction of the relevant closing conditions for such funding in the Total Purchase Agreement). As consideration for this waiver and commitment, the Company agreed to:

•
Reduce the conversion price for the senior unsecured convertible promissory notes to be issued in connection with such funding from $7.0682 per share to a price per share equal to the greater of (i) the consolidated closing bid price of the Company's common stock on the date of the letter agreement, plus $0.01, and (ii) $3.08 per share, provided that the conversion price would not be reduced by more than the maximum possible amount permitted under the rules of NASDAQ such that the new conversion price would require the Company to obtain stockholder consent; and

•
Grant Total a senior security interest in the Company's intellectual property, subject to certain exclusions and subject to release by Total when the Company and Total enter into final documentation regarding the establishment of the Fuels JV.

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

In June 2013, the Company sold and issued a 1.5% Senior Unsecured Convertible Note to Total in the face amount of $10.0 million with a March 1, 2017 maturity date pursuant to the Total Purchase Agreement as discussed above. In accordance with the March 2013 Letter Agreement, this convertible note has an initial conversion price equal to $3.08 per share of the Company's common stock. The Company did not request the May advance of $10.0 million, but did request the June advance (as described above), under which this convertible note was issued (see Note 5, "Debt").

In July 2013, the Company sold and issued a 1.5% Senior Unsecured Convertible Note to Total in the face amount of $20.0 million with a March 1, 2017 maturity date pursuant to the Total Purchase Agreement as discussed above (see Note 5, "Debt"). This purchase and sale completed Total's commitment to purchase $30.0 million of such notes by July 2013. In accordance with the March 2013 Letter Agreement, this convertible note has an initial conversion price equal to $3.08 per share of Company common stock.

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

In connection with the August 2013 Financing, the Company entered into the August 2013 SPA (see Note 1, "The Company" and Note 5, "Debt") with Total and Temasek to sell up to $73.0 million in convertible promissory notes in private placements, with such notes to be sold and issued over a period of up to 24 months from the date of signing. The August 2013 SPA provided for the August 2013 Financing to be divided into two tranches (the first tranche for $42.6 million and the second tranche for $30.4 million), each with differing closing conditions. Of the total possible purchase price in the financing, $60.0 million to be paid in the form of cash by Temasek ($35.0 million in the first tranche and up to $25.0 million in the second tranche) and $13.0 million to be paid by the exchange and cancellation of outstanding convertible promissory notes held by Total in connection with its exercise of pro rata rights ($7.6 million in the first tranche and $5.4 million in the second tranche). The August 2013 SPA included requirements that the Company meet certain production milestones before the second tranche would become available, obtain stockholder approval prior to completing any closing of the transaction, and issue a warrant to Temasek to purchase 1,000,000 shares of the Company's common stock at an exercise price of $0.01 per share, exercisable only if Total converts preexisting promissory notes with a certain per share conversion price. In September 2013, the Company's stockholders approved the August 2013 Financing.

In October 2013, the Company amended the August 2013 SPA (referred to as the Amendment No. 1 to SPA) (see Note 1, "The Company") to include Fidelity Entities in the Tranche I Notes in the principal amount of $7.6 million, and to proportionally increase the amount acquired by exchange and cancellation of outstanding convertible notes held by Total through pro rata rights to $14.6 million ($9.2 million in the Tranche I and up to $5.4 million in the Tranche II). Also in October 2013, the Company completed the closing of the first tranche of the August 2013 Financing, issuing a total of $51.8 million in convertible promissory notes (the “Tranche I Notes”) for cash proceeds of $7.6 million and cancellation of outstanding convertible promissory notes of $44.2 million, of which $35.0 million resulted from cancellation of the Temasek Bridge Note (see Note 5, "Debt"). The Tranche I Notes are due sixty months from the date of issuance and will be convertible into the Company’s common stock at a conversion price equal to $2.44, subject to adjustment as described below. The Tranche I Notes are convertible at the option of the holder: (i) at any time after 18 months from the date of the August 2013 SPA, (ii) on a change of control of the Company and (iii) upon the occurrence of an event of default. The conversion price of the Tranche I Notes will be reduced to $2.15 if a specified Company manufacturing plant fails to achieve a total production of 1.0 million liters within a run period of 45 days prior to June 30, 2014, the Company fails to achieve gross margins from product sales of at least 5% prior to June 30, 2014, or the Company reduces the conversion price of certain existing promissory notes held by Total prior to the repayment or conversion of the Tranche I Notes. If either of the production and margin milestones occur, and in addition, the Company reduces the conversion price of certain existing promissory notes held by Total prior to the repayment or conversion of the Tranche I Notes, the conversion price of the Tranche I Notes will be reduced to $1.87. Each Tranche I Note accrues interest from the date of issuance until the earlier of the date that such Tranche I Note is converted into the Company’s common stock or is repaid in full. Interest accrues at a rate of 5% per six months, compounded semiannually (with graduated interest rates of 6.5% applicable to the first 180 days and 8% applicable thereafter as the sole remedy should the Company fail to maintain NASDAQ listing status or at 6.5% for all other defaults). Interest for the first 30 months is payable in kind and added to the principal every six-months and thereafter, the Company may continue to pay interest in kind by adding to the principal every six-months or may elect to pay interest in cash. The Tranche I Notes may be prepaid by the Company after 30 months from the issuance date and initial interest payment; thereafter the Company has the option to prepay the Tranche I Notes every six months at the date of payment of the semi-annual coupon.

The convertible promissory notes issuable in the second tranche of the August 2013 Financing (referred to as the Tranche II Notes) would be due 5 years after the date of the issuance of the first Tranche II Notes and would be subject to a conversion price equal to $2.87, subject to adjustment as described below. Specifically, the Tranche II Notes would be convertible at the option of the holder (i) at any time 12 months after issuance, (ii) on a change of control of the Company, and (iii) upon the occurrence of an event of default. Each Tranche II Notes will accrue interest from the date of issuance until the earlier of the date that such Tranche II Notes is converted into the Company's common stock or repaid in full. Interest will accrue at a rate per annum equal to 10% , compounded annually (with graduated interest rates of 13% applicable to the first 180 days and 16% applicable thereafter as the sole remedy should the Company fail to maintain NASDAQ listing status or at a rate equal to 12% for all other defaults). Interest for the first 36 months shall be payable in kind and added to the principal every year following the issue date and thereafter, the Company may continue to pay interest in kind by adding to the principal on every year anniversary of the issue date or may elect to pay interest in cash.

In addition to the conversion price adjustments set forth above, the conversion prices of the Tranche I Notes and Tranche II Notes are subject to further adjustment (i) according to proportional adjustments to outstanding common stock of the Company in case of certain dividends and distributions, (ii) according to anti-dilution provisions, and (iii) with respect to notes held by any purchaser other than Total, in the event that Total exchanges existing convertible notes for new securities of the Company in connection with future financing transactions in excess of its pro rata amount. Notwithstanding the foregoing, holders of a majority of the principal amount of the notes outstanding at the time of conversion may waive any anti-dilution adjustments to the conversion price. The purchasers have a right to require repayment of 101% of the principal amount of the notes in the event of a change of control of the Company and the notes provide for payment of unpaid interest on conversion following such a change of control if the purchasers do not require such repayment. The August 2013 SPA, Tranche I Notes and Tranche II Notes include covenants regarding payment of interest, maintenance of the Company’s listing status, limitations on debt and on certain liens, maintenance of corporate existence, and filing of SEC reports. The notes include standard events of default resulting in acceleration of indebtedness, including failure to pay, bankruptcy and insolvency, cross-defaults, and breaches of the covenants in the August 2013 SPA, Tranche I Notes and Tranche II Notes, with default interest rates and associated cure periods applicable to the covenant.

In December 2013, the Company executed the JV Documents among Amyris, Total and JVCO relating to the establishment of the JVCO (see Note 7, "Joint Venture and Noncontrolling Interest"), Amyris has agreed to (i) exchange the $69.0 million outstanding Total 1.5% Senior Unsecured Convertible Note and issue a replacement 1.5% senior secured convertible notes, in principal amounts equal to the principal amount of each cancelled note (the “Replacement Notes”) and (ii) to grant to Total a security interest in and lien on all Amyris’ rights, title and interest in and to Amyris’ shares in the capital of the JVCO. Any Securities to be purchased and sold at the Third Closing by Total shall be 1.5% senior secured convertible notes shall have a conversion price of $7.0682. As a consequence of executing the JV Documents and forming JVCO, the Second Amendment of the August 2013 SPA and Restated Intellectual Property Security Agreement dated as of October 16, 2013, executed by Amyris in favor of Total, Temasek, and certain entities affiliated with Fidelity Investments, under which the Company granted a security interest in all of Amyris’ intellectual property was automatically terminated effective as of December 2, 2013 upon Total’s and the Company’s joint written notice to Temasek. Also, in December 2013, Amyris and Total executed the Amended and Restated Master Framework Agreement which amends and restates the Master Framework Agreement dated July 30, 2012 and amended on March 24, 2013.

In December 2013, the Company, Total, Temasek, Fidelity Entities and Wolverine amended the August 2013 SPA and Amendment No. 1 to SPA (referred to as Amendment No. 2 to SPA). Under the Amendment No. 2 to the SPA the Company placed a $3.0 million of senior unsecured convertible notes under the second tranche of August 2013 Financing to funds affiliated with Wolverine Asset Management and elected to call $25.0 million in additional funds from Temasek pursuant to its previous commitment to purchase such amount of convertible promissory notes in the second tranche. Additionally, the Company agreed to sell approximately $6.0 million of convertible promissory notes in the second tranche to Total through cancellation of the same amount of principal of previously outstanding convertible notes held by Total (in respect of Total’s preexisting contractual right to maintain its pro rata ownership position through such cancellation. The second tranche funding closed in the first quarter of 2014.

Collaboration Partner Joint Development and License Agreement

In April 2013, the Company entered into a joint development and license agreement with a collaboration partner. Under the terms of the multi-year agreement, the collaboration partner and the Company will jointly develop certain fragrance ingredients. The collaboration partner will have exclusive rights to these fragrance ingredients for applications in the flavors and fragrances field, and the Company will have exclusive rights in other fields. The collaboration partner and the Company will share in the economic value derived from these ingredients. The joint development and license agreement provided for up to $6.0 million in funding based upon the achievement of certain technical milestones which are considered substantive by the Company during the first phase of the collaboration. For the year ended December 31, 2013, the Company recorded $6.0 million of revenue from the joint development and license agreement with the collaboration partner. As of December 31, 2013, $1.5 million was recorded in deferred revenue.

Collaboration Partner Master Collaboration and Joint Development Agreement

In November 2010, the Company entered into a Master Collaboration and Joint Development Agreement with a collaboration partner. Under the agreements, the collaboration partner will fund technical development at the Company to produce an ingredient for the flavors and fragrances (or F&F) market. The Company will manufacture the ingredient and the collaboration partner will market it, and the parties will share in any resulting economic value. The agreement also grants exclusive worldwide F&F commercialization rights to the collaboration partner for the ingredient. Under further agreements, the collaboration partner has an option to collaborate with the Company to develop additional ingredients. These agreements continue in effect until the later of the expiration or termination of the development agreements or the supply agreements. The Company is also eligible to receive potential total payments of $6.0 million upon the achievement of certain performance milestones towards which the Company will be required to make a contributory performance. These milestones are accounted for under the guidance in the FASB accounting standard update related to revenue recognition under the milestone method. The Company concluded that these milestone payments are substantive.

In March 2013, the Company entered into a Master Collaboration Agreement with the collaboration partner to establish a collaboration for the development and commercialization of multiple renewable F&F compounds. Under this agreement, except for rights granted under preexisting collaboration relationships, the Company granted the collaboration partner exclusive access for such compounds to specified Company intellectual property for the development and commercialization of F&F products in exchange for research and development funding and a profit sharing arrangement. The agreement superseded and expand the prior collaboration agreement between the Company and collaboration partner.

The agreement provides annual, up-front funding to the Company by the collaboration partner of $10.0 million for each of the first three years of the collaboration. The initial payment of $10.0 million was received by the Company on March 2013. The agreement contemplates additional funding by the collaboration partner of up to $5.0 million under three potential milestone payments, as well as additional funding by the collaboration partner on a discretionary basis.

In addition, the agreement contemplates that the parties will mutually agree on a supply price for each compound and share product margins from sales of each compound on a 70/30 basis (70% for the collaboration partner) until the collaboration partner receives $15.0 million more than the Company in the aggregate, after which the parties will share 50/50 in the product margins on all compounds. The Company also agreed to pay a one-time success bonus of up to $2.5 million to the collaboration partner's for outperforming certain commercialization targets. The collaboration partner eligibility to receive the one-time success bonus commences upon the first sale of the collaboration partner's product.

The agreement does not impose any specific research and development commitments on either party after year six, but if the parties mutually agree to perform development after year six, the agreement provides that the parties will fund it equally.

Under the agreement, the parties jointly select target compounds, subject to final approval of compound specifications by the collaboration partner. During the development phase, the Company is required to provide labor, intellectual property and technology infrastructure and the collaboration partner is required to contribute downstream polishing expertise and market access. The agreement provides that the Company will own research and development and strain engineering intellectual property, and the collaboration partner will own blending and, if applicable, chemical conversion intellectual property. Under certain circumstances such as the Company's insolvency, the collaboration partner gains expanded access to the Company's intellectual property. Following development of F&F compounds under the agreement, the agreement contemplates that Company will manufacture the initial target molecules for the compounds and the collaboration partner will perform any required downstream polishing and distribution, sales and marketing.

For the years ended December 31, 2013, 2012 and 2011 the Company recorded $8.2 million, $4.8 million and $5.2 million, respectively, of revenue from the collaboration agreement with the collaboration partner.

Michelin Collaboration Agreement

In September 2011, the Company entered into a collaboration agreement with Manufacture Francaise des Pneumatiques Michelin (“Michelin”). Under the terms of the collaboration agreement, the Company and Michelin will collaborate on the development, production and worldwide commercialization of isoprene or isoprenol, generally for tire applications, using the Company's technology. Under the agreement, Michelin has agreed to pay an upfront payment to the Company of $5.0 million, subject to a reimbursement provision under which the Company would have to repay $1.0 million if it fails to achieve specified future technical milestones. The agreement provides that, subject to achievement of technical milestones, Michelin can notify the Company of its desired date for initial delivery, and the parties will either collaborate to establish a production facility or use an existing Company facility for production. The agreement also includes a term sheet for a supply agreement that would be negotiated at the time the decision regarding production facilities is made. The agreement has an initial term that will expire upon the earlier of 42 months from the effective date and the completion of a development work plan. As of December 31, 2013, the Company recorded the upfront payment of $5.0 million from Michelin as deferred revenue.

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

Total loss on purchase commitments and write-off of production assets for the year ended December 31, 2013 was $9.4 million. The Company will continue to evaluate the potential for losses in future periods based on updated production and sales price assumptions.

Tate & Lyle

In November 2010, the Company entered into a Contract Manufacturing Agreement (referred to as the Contract Manufacturing Agreement) with Tate & Lyle Ingredients Americas, Inc. (or Tate & Lyle), an affiliate of Tate & Lyle PLC. Tate & Lyle commenced production operations in the fourth quarter of 2011. At December 31, 2013 and 2012, the Company has recorded zero and $0.8 million, respectively, in prepaid and other current assets and zero and $2.2 million, respectively, in other noncurrent assets pertaining to the unamortized portion of equipment costs funded by the Company to Tate & Lyle (see Note 4, "Balance Sheet Components"). The related amortization is being offset against purchases of inventory from this contract manufacturer.

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

In June 2013, the Company and Tate & Lyle entered into a Termination Agreement to terminate the parties’ November 2010 Contract Manufacturing Agreement. The Termination Agreement resolves all outstanding issues that had arisen in connection with the Company’s relationship with Tate & Lyle.

Pursuant to the Termination Agreement, the Company is required to make four payments to Tate & Lyle, totaling approximately $8.8 million, of which $3.6 million is to satisfy outstanding obligations and $5.2 million is in lieu of additional payments otherwise owed under the Contract Manufacturing Agreement. These four payments are due under the Termination Agreement between July 17, 2013 and December 16, 2013, and are deemed to be in full satisfaction of all amounts otherwise owed under the Contract Manufacturing Agreement. Under the Termination Agreement, no further payments will be owed for the remaining term of the Contract Manufacturing Agreement (i.e., through 2016). As a result, the Company recorded a loss of $8.4 million which is included in the loss on purchase commitments and write-off of production assets and consisted of an impairment charge of $6.7 million relating to Company-owned equipment at the Tate & Lyle facility, a $2.7 million write off of an unamortized portion of equipment costs funded by the Company for Tate & Lyle, offset by a reversal of $1.0 million provision for loss on fixed purchase commitments. As of December 31, 2013, the Company had no outstanding liability under the Termination Agreement.

Paraíso Bioenergia

In March 2011, the Company entered into a supply agreement with Paraíso Bioenergia, a renewable energy company producing sugar, ethanol and electricity headquartered in São Paulo State, Brazil. Under the agreement, the Company constructed a fermentation and separation capacity to produce its products and Paraíso Bioenergia provides supply of sugar cane juice and other utilities. The Company retains the full economic benefits enabled by the sale of Amyris renewable products over the lower of sugar or ethanol alternatives. In conjunction with the supply agreement, the Company also entered into an operating lease on a land owned by Paraíso Bioenergia. The real property is being used by the Company for its production site in Brotas, Brazil.

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

Albemarle

In July 2011, the Company entered into a contract manufacturing agreement with Albemarle Corporation (or Albemarle), which will provide toll manufacturing services at its facility in Orangeburg, South Carolina. Under this agreement, Albemarle will manufacture lubricant base oils from Biofene, which will be owned and distributed by the Company or a Company-designated commercial partner. The initial term of this agreement is from July 31, 2011 through December 31, 2012. Albemarle is required to modify its facility, including installation and qualification of equipment and instruments necessary to perform the toll manufacturing services under the agreement. The Company reimbursed Albemarle $10.0 million for all capital expenditures related to the facility modification, which was accounted for as a prepaid asset. All equipment or facility modifications acquired or made by Albemarle will be owned by Albemarle, subject to Albemarle's obligation to transfer title to, and ownership of, certain assets to the Company within 30 days after termination of the agreement, at the Company's discretion and sole expense. In March 2012, the Company recorded a loss of $7.8 million related to the write-off of the facility modification costs, described above.

In addition, the Company paid a one-time, non-refundable performance bonus of $5.0 million if Albemarle delivers to the Company certain quantity of the lubricant base stock by December 31, 2011 or $2.0 million if Albemarle delivers the same quantity by January 31, 2012. Based on Albermarle's performance as of December 31, 2011, the Company concluded that Albermarle had earned the bonus which is payable in two payments. The Company paid Albemarle $2.5 million during the year ended December 31, 2012 and $2.5 million during the year ended December 31, 2013.

In February 2012, the Company entered into an amended and restated agreement with Albemarle, which superseded the original contract manufacturing agreement with Albemarle. The term of the new agreement continues through December 31, 2019.  The agreement includes certain obligations for the Company to pay fixed costs totaling $7.5 million, of which $3.5 million and $4.0 million are payable in 2012 and 2014, respectively. In the three months ended March 31, 2012, the Company recorded a corresponding loss related to these fixed purchase commitments, as described above. As of December 31, 2013, the Company have a $4.0 million outstanding liability payable to Albermarle.

9. Goodwill and Intangible Assets

The following table presents the components of the Company's intangible assets (in thousands):

		December 31, 2013			December 31, 2012
	Useful Life in Years	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
In-process research and development	Indefinite	$8,560	$—	$8,560	$8,560	$—	$8,560
Acquired licenses and permits	2	772	(772)	—	772	(740)	32
Goodwill	Indefinite	560	—	560	560	—	560
		$9,892	$(772)	$9,120	$9,892	$(740)	$9,152

The following table presents the activity of intangible assets for the year ended December 31, 2013 (in thousands):

	December 31, 2012				December 31, 2013
	Net Carrying Value	Additions	Adjustments	Amortization	Net Carrying Value
In-process research and development	$8,560	$—	$—	$—	$8,560
Acquired licenses and permits	32	—	—	(32)	—
Goodwill	560	—	—	—	560
	$9,152	$—	$—	$(32)	$9,120

The intangible assets acquired through the Draths Corporation acquisition in October 2011 of in-process research and development of $8.6 million and goodwill of $0.6 million are treated as indefinite lived intangible assets until completion or abandonment of the projects, at which time the assets will be amortized over the remaining useful life or written-off, as appropriate. If the carrying amount of the assets is greater than the measures of fair value, impairment is considered to have occurred and a write-down of the asset is recorded. Any finding that the value of its intangible assets has been impaired would require the Company to write-down the impaired portion, which could reduce the value of its assets and reduce (increase) its net income (loss) for the year in which the related impairment charges occur. As of December 31, 2013 and 2012, no impairment of the goodwill and intangible assets was recorded.

Acquired licenses and permits are amortized using a straight-line method over its estimated useful life. Amortization expense for this intangible was $32,170, $0.4 million and $0.4 million for the year ended December 31, 2013, 2012 and 2011, respectively. As of December 31, 2013, acquired licenses and permits were fully amortized.

10. Stockholders’ Equity

Private Placement

February 2012 Private Placement

In February 2012, the Company completed a private placement of 10,160,325 shares of its common stock at a price of $5.78 per share for aggregate proceeds of $58.7 million. In connection with this private placement, the Company entered into an agreement with an investor to purchase additional shares of the Company's Common Stock for an additional $15.0 million by March 2013 upon satisfaction by the Company of criteria associated with the commissioning of the Company's production plant in Brotas, Brazil. This additional investment provided by the investor through a $10.0 million investment in a private placement completed by the Company in December 2012 and subsequently, through a $5.0 million investment in a private placement completed by the Company in March 2013.

May 2012 Private Placement

In May 2012, the Company completed a private placement of 1,736,100 shares of it's common stock at a price of $2.36 per share for aggregate proceeds of $4.1 million.

December 2012 Private Placement

In December 2012, the Company completed a private placement of 14,177,849 shares of its common stock at a price of $2.98 per share for aggregate proceeds of $37.2 million and the cancellation of $5.0 million worth of outstanding senior unsecured convertible promissory notes previously issued to Total by the Company. The Company issued 1,677,852 shares to Total in exchange for this note cancellation. Net cash received for this private placement as of December 31, 2012 was $22.2 million and the remaining $15.0 million of proceeds was received in January 2013. In connection with this, the Company entered into a letter of agreement with an investor under which the Company acknowledged that the investor's initial investment of $10.0 million in December 2012 represented partial satisfaction of the investor's preexisting contractual obligation to fund $15.0 million by March 31, 2013 upon satisfaction by the Company of criteria associated with the commissioning of the Company's production plant in Brotas, Brazil.

In January 2013, the Company received $15.0 million in proceeds from the private placement offering that closed in December 2012. Consequently, the Company issued 5,033,557 shares of the 14,177,849 shares of the Company's common stock .

March 2013 Private Placement

In March 2013, the Company completed a private placement of 1,533,742 shares of its common stock at a price of $3.26 per share for aggregate proceeds of $5.0 million. This private placement represented the final tranche of an investor’s preexisting contractual obligation to fund $15.0 million upon satisfaction by the Company of certain criteria associated with the commissioning of a production plant in Brotas, Brazil.

Evergreen Shares for 2010 Equity Plan and 2010 ESPP

In January 2013, the Company's Board of Directors (or Board) approved an increase to the number of shares available for issuance under the Company's 2010 Equity Incentive Plan (or Equity Plan) and the 2010 Employee Stock Purchase Plan (or ESPP). These shares represent an automatic annual increase in the number of shares available for issuance under the Equity Plan and the ESPP of 3,435,483 and 687,096, respectively, equal to 5% and 1%, respectively of 68,709,660 shares, the total outstanding shares of the Company’s common stock as of December 31, 2012. This automatic increase was effective as of January 1, 2013. Shares available for issuance under the Equity Plan and ESPP were initially registered on a registration statement on Form S-8 filed with the Securities and Exchange Commission on October 1, 2010 (Registration No. 333-169715). The Company filed registration statements on Form S-8 on March 28, 2013 and May 20, 2013 with respect to the shares added by the automatic increase on January 1, 2013.

Common Stock

As of December 31, 2012, the Company was authorized to issue 100,000,000 shares of common stock pursuant to the Company’s amended and restated certificate of incorporation. On May 9, 2013, the Company amended and restated its certificate of incorporation and increased its authorized number of shares of common stock to 200,000,000. Holders of the Company’s common stock are entitled to dividends as and when declared by the Board of Directors, subject to the rights of holders of all classes of stock outstanding having priority rights as to dividends. There have been no dividends declared to date. The holder of each share of common stock is entitled to one vote.

Preferred Stock

Pursuant to the Company’s amended and restated certificate of incorporation, the Company is authorized to issue 5,000,000 shares of preferred stock. The Board of Directors has the authority, without action by its stockholders, to designate and issue shares of preferred stock in one or more series and to fix the rights, preferences, privileges and restrictions thereof. Prior to the closing of the Company’s IPO, the Company had four series of convertible preferred stock outstanding, including Series D preferred stock issued to Total (see Note 8, "Significant Agreements"). As of December 31, 2013 and December 31, 2012, the Company had zero convertible preferred stock outstanding.

Common Stock Warrants

In December 2011, in connection with a capital lease agreement, the Company issued warrants to purchase 21,087 shares of the Company's common stock at an exercise price of $10.67 per share. The Company estimated the fair value of these warrants as of the issuance date to be $0.2 million and recorded these warrants as other assets and were amortized subsequently over the term of the lease. The fair value was based on the contractual term of the warrants of 10 years, risk free interest rate of 2%, expected volatility of 86% and zero expected dividend yield. These warrants remain unexercised and outstanding as of December 31, 2013.

In October 2013, in connection with the issuance of the Temasek Tranche I convertible promissory notes (see Note 5, "Debt"), the Company issued contingently exercisable warrants to purchase 1,000,000 shares of the Company's common stock at an exercise price of $0.01 per share. The Company estimated the fair value of these warrants as of the issuance date at $1.3 million and recorded these warrants as debt issuance cost to be amortized over the term of the note. The fair-value was calculated using a Monte Carlo simulation valuation model based on the contractual term of the warrants of 3.4 years, risk free interest rate of 0.77%, expected volatility of 45% andzero expected dividend yield. These warrants remain unexercised and outstanding as of December 31, 2013.

Each of these warrants includes a cashless exercise provision which permits the holder of the warrant to elect to exercise the warrant without paying the cash exercise price, and receive a number of shares determined by multiplying (i) the number of shares for which the warrant is being exercised by (ii) the difference between the fair market value of the stock on the date of exercise and the warrant exercise price, and dividing such by (iii) the fair market value of the stock on the date of exercise. During the years ended December 31, 2013 and 2012, no warrants were exercised through the cashless exercise provision.

As of December 31, 2013 and 2012, the Company had 1,021,087 and 21,087 of unexercised common stock warrants, respectively.

11. Stock-Based Compensation Plans

2010 Equity Incentive Plan

The Company's 2010 Equity Incentive Plan (or 2010 Equity Plan) became effective on September 28, 2010 and will terminate in 2020. Pursuant to the 2010 Equity Plan, any shares of the Company’s common stock (i) issued upon exercise of stock options granted under the Company's 2005 Stock Option/Stock Issuance Plan (or the 2005 Plan) that cease to be subject to such option and (ii) issued under the 2005 Plan that are forfeited or repurchased by the Company at the original purchase price will become part of the 2010 Equity Plan. Subsequent to the effective date of the 2010 Equity Plan, an additional 1,730,807 shares that were forfeited under the 2005 Plan were added to the shares reserved for issuance under the 2010 Equity Plan.

The number of shares reserved for issuance under the 2010 Equity Plan increase automatically on January 1st of each year starting with January 1, 2011, by a number of shares equal to 5% percent of the Company’s total outstanding shares as of the immediately preceding December 31st. The Company’s Board of Directors or the Leadership Development and Compensation Committee of the Board of Directors is able to reduce the amount of the increase in any particular year. The 2010 Equity Plan provides for the granting of common stock options, restricted stock awards, stock bonuses, stock appreciation rights, restricted stock units and performance awards. It allows for time-based or performance-based vesting for the awards. Options granted under the 2010 Equity Plan may be either incentive stock options (or ISOs) or non-statutory stock options (or NSOs). ISOs may be granted only to Company employees (including officers and directors who are also employees). NSOs may be granted to Company employees, non-employee directors and consultants. The Company will be able to issue no more than 30,000,000 shares pursuant to the grant of ISOs under the 2010 Equity Plan. Options under the 2010 Equity Plan may be granted for periods of up to ten years. All options issued to date have had a ten year life. Under the plan, the exercise price of any ISOs and NSOs may not be less than 100% of the fair market value of the shares on the date of grant. The exercise price of any ISOs and NSOs granted to a 10% stockholder may not be less than 110% of the fair value of the underlying stock on the date of grant. The options granted to date generally vest over four to five years.

As of December 31, 2013, options to purchase 6,334,836 shares of the Company's common stock granted from the 2010 Equity Plan were outstanding and 4,351,596 shares of the Company’s common stock remained available for future awards that may be granted from the 2010 Equity Plan. The options outstanding as of December 31, 2013 had a weighted-average exercise price of approximately $7.04 per share.

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

As of December 31, 2013, options to purchase 2,014,769 shares of the Company’s common stock granted from the 2005 Stock Option/Stock Issuance Plan remained outstanding and, as a result of the adoption of the 2010 Equity Incentive Plan discussed above, zero shares of the Company’s common stock remained available for issuance under the 2005 Plan. The options outstanding under the 2005 Plan as of December 31, 2013 had a weighted-average exercise price of approximately $8.59 per share.

No income tax benefit has been recognized relating to stock-based compensation expense and no tax benefits have been realized from exercised stock options or release of restricted stock units.

2010 Employee Stock Purchase Plan

The 2010 Employee Stock Purchase Plan (referred to as the 2010 ESPP) became effective on September 28, 2010. The 2010 ESPP is designed to enable eligible employees to purchase shares of the Company’s common stock at a discount. Each offering period is for one year and consists of two six-month purchase periods. Each twelve-month offering period generally commences on May 16th and November 16th, each consisting of two six-month purchase periods. The purchase price for shares of common stock under the 2010 ESPP is the lesser of 85% of the fair market value of the Company’s common stock on the first day of the applicable offering period or the last day of each purchase period. A total of 168,627 shares of common stock were initially reserved for future issuance under the 2010 Employee Stock Purchase Plan. During the first eight years of the life of the 2010 ESPP, the number of shares reserved for issuance increases automatically on January 1st of each year, starting with January 1, 2011, by a number of shares equal to 1% of the Company’s total outstanding shares as of the immediately preceding December 31st. Pursuant to the automatic increase provision, an additional 687,096 shares were reserved for issuance during the year ended December 31, 2013 for a cumulative total of 1,584,895 additional shares reserved for issuance under the automatic increase provision. The Company’s Board of Directors or the Leadership Development and Compensation Committee of the Board of Directors is able to reduce the amount of the increase in any particular year. No more than 10,000,000 shares of the Company’s common stock may be issued under the 2010 ESPP and no other shares may be added to this plan without the approval of the Company’s stockholders.

During the year ended December 31, 2013, 472,039 shares of the Company's common stock were purchased under the 2010 ESPP. At December 31, 2013, 401,757 shares of the Company’s common stock remained available for issuance under the 2010 ESPP.

Stock Option Activity

The Company’s stock option activity and related information for the year ended December 31, 2013 was as follows:

	Number Outstanding	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
				(in thousands)
Outstanding - December 31, 2012	8,946,592	$9.07	7.5	$954
Options granted	2,989,919	$2.82
Options exercised	(305,060)	$1.89
Options cancelled	(3,221,846)	$8.34
Outstanding - December 31, 2013	8,409,605	$7.39	7.4	$12,393
Vested and expected to vest after December 31, 2013	7,879,704	$7.58	7.3	$11,290
Exercisable at December 31, 2013	3,999,486	$9.70	5.9	$3,822

The aggregate intrinsic value of options exercised under all option plans was $0.6 million, $2.7 million and $28.7 million for the years ended December 31, 2013, 2012 and 2011, respectively, determined as of the date of option exercise.

The Company’s restricted stock units (or RSU) and restricted stock activity and related information for the year ended December 31, 2013 was as follows:

	RSUs	Weighted-Average Grant-Date Fair Value	Weighted Average Remaining Contractual Life (Years)
Outstanding - December 31, 2012	2,550,799	$7.92	1.3
Awarded	1,222,250	$2.85	—
Vested	(889,619)	$5.08	—
Forfeited	(566,993)	$3.57	—
Outstanding - December 31, 2013	2,316,437	$4.30	0.88
Expected to vest after December 31, 2013	2,121,306	$4.30	0.81

The following table summarizes information about stock options outstanding as of December 31, 2013:

	Options Outstanding			Options Exercisable
Exercise Price	Number of Options	Weighted- Average Remaining Contractual Life (Years)	Weighted-Average Exercise Price	Number of Options	Weighted-Average Exercise Price
$0.10—$2.75	848,011	8.1	$2.54	189,629	$2.15
$2.76—$2.79	1,046,855	8.1	$2.78	166,250	$2.76
$2.81—$2.89	960,500	9.4	$2.87	137	$2.85
$2.94—$3.23	892,138	9.0	$3.04	255,031	$3.07
$3.55—$3.83	45,655	8.6	$3.57	42,402	$3.55
$3.86—$3.86	967,500	8.0	$3.86	426,760	$3.86
$3.93—$4.06	895,456	4.3	$3.94	835,039	$3.94
$4.31—$11.20	854,569	5.8	$6.73	733,001	$6.39
$11.51—$18.22	842,905	6.9	$16.08	577,767	$16.09
$19.61—$30.17	1,056,016	6.8	$23.57	773,470	$23.38
$0.10—$30.17	8,409,605	7.4	$7.39	3,999,486	$9.70

Stock-Based Compensation Expense

Stock-based compensation expense related to options and restricted stock units granted to employees and nonemployees was allocated to research and development expense and sales, general and administrative expense as follows (in thousands):

	Years Ended December 31,
	2013	2012	2011
Research and development	$4,281	$6,451	$6,345
Sales, general and administrative	13,766	21,022	19,147
Total stock-based compensation expense	$18,047	$27,473	$25,492

Employee Stock–Based Compensation

During the years ended December 31, 2013, 2012 and 2011, the Company granted options to purchase 2,849,919 shares, 3,589,593 shares, and 2,677,249 shares of its common stock, respectively, to employees with weighted-average grant date fair values of $1.98, $2.28, and $18.41 per share, respectively. Compensation expense of $13.1 million, $20.2 million, and $19.2 million was recorded for the years ended December 31, 2013, 2012 and 2011, respectively, for stock-based options granted to employees. As of December 31, 2013, 2012 and 2011, there were unrecognized compensation costs of $15.0 million, $51.2 million, and $54.7 million, respectively, related to these stock options. The Company expects to recognize those costs over a weighted-average period of 2.7 years as of December 31, 2013. Future option grants will increase the amount of compensation expense to be recorded in these periods.

In August 2012, the Company's CEO exercised outstanding options to purchase 668,730 shares of the Company's common stock and sold the shares to certain members of the Company's Board of Directors or their affiliates through a private sale at a price of $3.70, which was greater than the fair market value of the stock at the date of sale. The Company recorded $0.4 million in stock-based compensation expense as an excess of the sale price over the fair market value of shares in this transaction during the year ended December 31, 2012.

During the years ended December 31, 2013, 2012 and 2011, 1,222,250, 2,956,900 and 352,301 of restricted stock units, respectively, were granted to employees with a weighted-average service-inception date fair value of $2.85, $3.46 and $29.85 per unit, respectively. The Company recognized a total of $4.1 million, $6.3 million and $3.6 million, respectively, in December 31, 2013, 2012 and 2011 in stock-based compensation expense for restricted stock units granted to employees. As of December 31, 2013, 2012 and 2011, there were unrecognized compensation costs of $3.6 million, $7.8 million and $6.0 million, respectively, related to these restricted stock units.

During the years ended December 31, 2013, 2012 and 2011, the Company also recognized stock-based compensation expense related to its 2010 ESPP of $0.6 million, $0.8 million, and $1.9 million, respectively.

Compensation expense was recorded for stock-based awards granted to employees based on the grant date estimated fair value (in thousands):

	Years Ended December 31,
	2013	2012	2011
Research and development	$4,278	$6,442	$6,306
Sales, general and administrative	13,453	20,887	18,288
Total stock-based compensation expense	$17,731	$27,329	$24,594

Employee stock-based compensation expense recognized for the years ended December 31, 2013 and 2012 included $1.0 million and $0.9 million, respectively, related to option modifications. As part of separation agreements with certain former senior employees, the Company agreed to accelerate the vesting of options for 458,424 and 825,523 shares of common stock and extend the exercise period for certain grants in the years ended December 31, 2013 and 2012, respectively. The stock-based compensation expense for the year ended December 31, 2012, includes the impact of a repricing of stock options in June 2012 under which certain non-executive employees received a one-time reduction in the exercise price for such options with per share exercise prices per share higher than $24.00 held by U.S. employees of Amyris and the new exercise price for such options was $16.00, the Company's initial public offering price. The total amount of the stock-based compensation associated with repricing was immaterial to the consolidated financial statements.

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

	Years Ended December 31,
	2013	2012	2011
Expected dividend yield	—%	—%	—%
Risk-free interest rate	1.4%	1.1%	2.3%
Expected term (in years)	6.1	6.0	5.8
Expected volatility	82%	77%	86%

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

Each of the inputs discussed above is subjective and generally requires significant management and director judgment.

Nonemployee Stock–Based Compensation

During the years ended December 31, 2013, 2012 and 2011, the Company granted nonemployee options to purchase 140,000, 3,000 and 15,000 shares of its common stock, respectively, to nonemployees in exchange for services. Compensation expense of $0.1 million, $86,000 and $0.8 million was recorded for the years ended December 31, 2013, 2012 and 2011, respectively, for stock-based options granted to nonemployees. The nonemployee options were valued using the Black-Scholes option pricing model.

During the years ended December 31, 2013, 2012 and 2011, zero, 10,000 and 32,855 restricted stock units, respectively, were granted to nonemployees and a total of $0.1 million, $58,000 and $0.1 million, respectively, in stock-based compensation expense was recognized by the Company for the years ended December 31, 2013, 2012 and 2011.

The fair value of nonemployee stock options was estimated using the following weighted-average assumptions:

	Years Ended December 31,
	2013	2012	2011
Expected dividend yield	—%	—%	—%
Risk-free interest rate	1.3%	1.4%	2.1%
Expected term (in years)	4.8	7.0	7.8
Expected volatility	81%	77%	86%

12. Employee Benefit Plan

The Company established a 401(k) Plan to provide tax deferred salary deductions for all eligible employees. Participants may make voluntary contributions to the 401(k) Plan up to 90% of their eligible compensation, limited by certain Internal Revenue Service restrictions. As of December 31, 2013 the Company does not match employee contributions.

13. Related Party Transactions

February 2012 Private Placement

In February 2012, the Company completed a private placement of 10,160,325 shares of its common stock at a price of $5.78 per share for aggregate proceeds of $58.7 million pursuant to a securities purchase agreement, among the Company and existing certain investors, including Total and Temasek, each a beneficial owner of more than 5% of the Company's existing common stock at the time of the transaction. In addition, members of the Board and certain parties related to such directors participated in the offering.

May 2012 Private Placement

In May 2012, the Company completed a private placement of 1,736,100 shares of it's common stock at a price of $2.36 per share for aggregate proceeds of $4.1 million pursuant to a series of Common Stock Purchase Agreements, among the Company and members of the Board and certain parties related to such directors.

March 2013 Private Placement

In March 2013, the Company completed a private placement of 1,533,742 shares of its common stock to an existing stockholder, Biolding Investment SA (or Biolding), at a price of $3.26 per share for aggregate proceeds of $5.0 million. This private placement represented the final tranche of Biolding's preexisting contractual obligation to fund $15.0 million upon satisfaction by the Company of certain criteria associated with the commissioning of a production plant in Brotas, Brazil.

Related Party Financings

In July 2012, the Company sold and issued a 1.5% Senior Unsecured Convertible Note to Total in the face amount of $38.3 million, including $15.0 million in new funds and repayment by Amyris of $23.3 million in previously-provided diesel research and development funding by Total with a March 1, 2017 maturity date pursuant to the Total Purchase Agreement as discussed above under “Related Party Convertible Notes” in Note 5, “Debt."

In September 2012, the Company sold and issued 1.5% Senior Unsecured Convertible Note to Total in the face amount of $15.0 million with a March 1, 2017 maturity date pursuant to the Total Purchase Agreement as discussed above under “Related Party Convertible Notes” in Note 5, “Debt."

In December 2012, in connection with the December 2012 private placement described in Note 10, "Stockholders Equity", Total elected to participate in the private placement by exchanging approximately $5.0 million of its $53.3 million in senior unsecured convertible promissory notes into 1,677,852 of the Company's common stock at $2.98 per share. As such, $5.0 million of the outstanding $53.3 million in senior unsecured convertible promissory notes was cancelled (see Note 5, "Debt").

In June 2013, the Company sold and issued a 1.5% Senior Unsecured Convertible Note to Total in the face amount of $10.0 million with a March 1, 2017 maturity date pursuant to the Total Purchase Agreement as discussed above under “Related Party Convertible Notes” in Note 5, “Debt."

In July 2013, the Company sold and issued a 1.5% Senior Unsecured Convertible Note to Total in the face amount of $20.0 million with a March 1, 2017 maturity date pursuant to the Total Purchase Agreement as discussed above under “Related Party Convertible Notes” in Note 5, “Debt."

In August 2013, the Company entered into a securities purchase agreement by and among the Company, Total and Temasek, each a beneficial owner of more than 5% of the Company's existing common stock at the time of the transaction, for a private placement of convertible promissory notes in an aggregate principal amount of $73.0 million (see Note 1, "The Company"). The initial closing of the August 2013 Financing was completed in October 2013 (see Note 5, "Debt").

In September 2013, the Company entered into a bridge loan agreement with an existing investor to provide additional cash availability of up to $5.0 million as needed before the initial closing of the August 2013 Financing. The Company did not use this facility and it expired in October 2013 in accordance with its terms.

In October 2013, the Company sold and issued a senior secured promissory note to Temasek for a bridge loan of $35.0 million. The note was due on February 2, 2014 and accrued interest at a rate of 5.5% each four months from October 4, 2013 (with a rate of 2% per month if a default occurred). The note was cancelled as payment for the investor’s purchase of the first tranche convertible note in the August 2013 Financing. The note was cancelled on October 16, 2013 as payment for Temasek’s purchase of the first tranche convertible note in the August 2013 Financing (see Note 5, "Debt").

In October 2013, the Company completed the closing of the first tranche of the August 2013 Financing, which resulted to the exchange and cancellation of the $35.0 million Temasek Bridge Note and the $9.2 million Total convertible note, as a result of the exchange and cancellation the Company recorded a loss from extinguishment of debt of $19.9 million (see Note 5, "Debt").

In December 2013, the Company agreed to exchange the $69.0 million outstanding Total unsecured convertible notes and issue a replacement 1.5% senior secured convertible notes, in principal amounts equal to the principal amount of each cancelled note (see Note 5, "Debt").

In December 2013, the Company agreed to issue to Temasek $25.0 million of the second tranche of convertible promissory notes for cash. Total purchased approximately $6.0 million of the the second tranche of convertible promissory notes through cancellation of the same amount of principal of previously outstanding convertible promissory notes held by Total (in respect of Total’s preexisting contractual right to maintain its pro rata ownership position through such cancellation). Such financing transactions closed in January 2014 (see Note 5, "Debt" and Note 16, "Subsequent Events").

As of December 31, 2013 and 2012, $89.5 million and $39.0 million, respectively, was outstanding under these convertible notes, net of debt discount of $27.9 million and $9.3 million, respectively. For the years ended December 31, 2013, 2012 and 2011, the Company recorded loss from extinguishment of debt from the exchange and cancellation of related party convertible notes of $19.9 million, $0.9 million, and zero, respectively (see Note 5, "Debt").

Derivative liability related to the related party convertible notes as of December 31, 2013 and 2012 are $131.1 million and $7.9 million, respectively. The Company for the year ended December 31, 2013 recognized an $82.3 million loss from change in fair value of the derivative instruments and a $3.1 million income from change in fair value of the derivative instruments for the year ended December 31, 2012, respectively, related to these derivative liabilities (see Note 3, "Fair Value of Financial Instruments").

Related Party Revenue

The Company recognized related party revenue from Novvi for the year ended December 31, 2013, of $1.1 million from product sales and $2.6 million of revenue from the research and development activities that it has performed on behalf of Novvi. The related party accounts receivables from Novvi as of December 31, 2013, was $0.3 million.

The Company recognized related party revenue from Total for the year ended December 31, 2013, of $0.2 million from product sales and as a result of the July 2012 agreements with Total, the Company recognized related party collaboration revenue from Total for the year ended December 31, 2012, of $9.8 million associated with the diesel and jet fuel research and development program. The related party accounts receivables from Total as of December 31, 2013, was $0.2 million.

Joint Venture

In November 2013, the Company and Total Energies Nouvelles Activités USA (formerly known as Total Gas & Power USA, SAS), formed Total Amyris BioSolutions B.V., a private company with limited liability incorporated under the laws of the Netherlands (or JVCO). The common equity of JVCO is jointly owned (50%/50%) by the Company and Total, and the preferred equity of JVCO is 100% owned by the Company. The Parties have agreed that JVCO’s purpose is limited to executing the License Agreement and maintaining such licenses under it, unless and until either (i) Total elects to go forward with either the full (diesel and jet fuel) JVCO commercialization program or the jet fuel component of the JVCO commercialization program (a “Go Decision”), (ii) Total elects to not continue its participation in the R&D Program and JVCO (a “No-Go Decision”), or (iii) Total exercises any of its rights to buy out the Company’s interest in JVCO.  Following a Go Decision, the Articles and Shareholders’ Agreement would be amended and restated to be consistent with the shareholders’ agreement contemplated by the July 2012 Agreements (see Note 7, "Joint Venture and Noncontrolling Interest").

14. Income Taxes

For the years ended December 31, 2013, 2012 and 2011, the Company recorded a benefit from income taxes of $0.8 million and a provision for income taxes of $1.0 million and $0.6 million, respectively. In the year ended December 31, 2013, the recorded tax benefit was associated with the conversion of certain loans to equity, which reduces the accrual of the interest from the Company's subsidiary and will correspondingly eliminate the withholding tax obligation. The provision for income taxes for the years ended December 31, 2012 and 2011, generally relates to accrued withholding taxes that would be due in connection with the payment of interest on intercompany loans. Other than the above mentioned provision for income tax, no additional provision for income taxes has been made, net of the valuation allowance, due to cumulative losses since the commencement of operations.

The components of loss before income taxes and minority interests are as follows for the years ended December 31, 2013, 2012 and 2011 (in thousands):

	Years Ended December 31,
	2013	2012	2011
United States	$(216,583)	$(146,028)	$(140,153)
Foreign	(19,171)	(59,024)	(38,806)
Loss before income taxes	$(235,754)	$(205,052)	$(178,959)

The components of the provision for (benefit from) income taxes are as follows for the years ended December 31, 2013, 2012 and 2011 (in thousands):

	Years Ended December 31,
	2013	2012	2011
Current:
Federal	$—	$—	$—
State	—	—	—
Foreign	(847)	981	727
Total current provision (benefit)	(847)	981	727
Deferred:
Federal	—		(150)
State	—	—	(25)
Foreign	—	—	—
Total deferred provision (benefit)	—	—	(175)
Total provision for income taxes	$(847)	$981	$552

A reconciliation between the statutory federal income tax and the Company’s effective tax rates as a percentage of loss before income taxes is as follows:

	Years Ended December 31,
	2013	2012	2011
Statutory tax rate	(34.0)%	(34.0)%	(34.0)%
State tax rate, net of federal benefit	(0.7)%	(0.3)%	(4.4)%
Stock-based compensation	0.1%	0.2%	0.6%
Federal R&D credit	(0.8)%	—%	(0.8)%
Derivative liability	13.9%	1.3%	—%
Other	(0.6)%	0.2%	(0.7)%
Foreign losses	(1.4)%	(5.8)%	(5.4)%
Change in valuation allowance	23.1%	38.8%	45.0%
Effective income tax rate	(0.4)%	0.4%	0.3%

Temporary differences and carryforwards that gave rise to significant portions of deferred taxes are as follows (in thousands):

	December 31,
	2013	2012	2011
Net operating loss carryforwards	$167,354	$145,324	$103,390
Fixed assets	822	—	—
Research and development credits	11,654	7,259	5,937
Foreign Tax Credit	935	1,782	801
Accruals and reserves	17,893	15,997	12,150
Stock-based compensation	17,521	15,882	11,351
Capitalized start-up costs	15,133	16,070	22,974
Capitalized research and development costs	45,968	26,850	—
Other	6,741	7,649	2,904
Total deferred tax assets	284,021	236,813	159,507
Fixed assets	—	(525)	(2,742)
Total deferred tax liabilities	—	(525)	(2,742)
Net deferred tax asset prior to valuation allowance	284,021	236,288	156,765
Less: Valuation allowance	(284,021)	(236,288)	(156,765)
Net deferred tax assets (liabilities)	$—	$—	$—

Recognition of deferred tax assets is appropriate when realization of such assets is more likely than not. Based upon the weight of available evidence, especially the uncertainties surrounding the realization of deferred tax assets through future taxable income, the Company believes it is not yet more likely than not that the net deferred tax assets will be fully realizable. Accordingly, the Company has provided a full valuation allowance against its net deferred tax assets as of December 31, 2013. The valuation allowance increased $47.7 million, $79.5 million, and $80.7 million, during the years ended December 31, 2013, 2012 and 2011, respectively.

As of December 31, 2013, the Company had federal and state net operating loss carryforwards of approximately $440.4 million and $198.3 million, respectively, available to reduce future taxable income, if any. Approximately $25.8 million and $12.8 million of the federal and state net operating loss carryforwards, respectively, resulted from exercises of employee stock options and vesting of restricted stock units and have not been included in the Company’s gross deferred tax assets. In accordance with ASC 718, such unrealized tax benefits will be accounted for as a credit to additional paid-in capital if and when realized through a reduction in income taxes payable.

The Company also has federal research and development credits of $6.7 million and California research and development credit carryforwards of $7.5 million, respectively, at December 31, 2013.

The Tax Reform Act of 1986 and similar state provisions limit the use of net operating loss and credit carryforwards in certain situations where equity transactions result in a change of ownership as defined by Internal Revenue Code Section 382. In the event the Company has experienced an ownership change, as defined, utilization of its federal and state net operating loss and credit carryforwards could be limited. If not utilized, the federal net operating loss carryforward begins expiring in 2025, and the California net operating loss carryforward begins expiring in 2015. The federal research and development credit carryforwards will expire starting in 2024 if not utilized. The California tax credits can be carried forward indefinitely.

In January 2013, the American Taxpayer Relief Act of 2012 (referred to as the ATRA) was enacted. Under prior law, a taxpayer was entitled to a research tax credit for qualifying amounts incurred through December 31, 2011. The ATRA extends the research credit for two years for qualified research expenditures incurred through the end of 2013. The extension of the research credit is retroactive and includes amounts incurred after 2011. The benefit of the reinstated credit did not impact the income statement in the period of enactment, which is the first quarter of 2013, as the research and development credit carryforwards are offset by a full valuation allowance.

Effective January 1, 2007, the Company adopted the accounting guidance on uncertainties in income taxes. A reconciliation of the beginning and ending amounts of unrecognized tax benefits since the adoption of accounting guidance on uncertainty in income taxes is as follows:

Balance at December 31, 2011	$3,103
Increases in tax positions for prior period	82
Increases in tax positions during current period	733
Balance at December 31, 2012	$3,918
Increases in tax positions for prior period	469
Increases in tax positions during current period	1,693
Balance at December 31, 2013	$6,080

The Company’s policy is to include interest and penalties related to unrecognized tax benefits within the provision for taxes. The Company determined that no accrual for interest and penalties was required as of December 31, 2013.

As of December 31, 2013, the Company’s total unrecognized tax benefits were $6.1 million, of which none of the tax benefits, if recognized, would affect the effective income tax rate due to the valuation allowance that currently offsets deferred tax assets. The Company does not anticipate the total amount of unrecognized income tax benefits will significantly increase or decrease in the next 12 months.

The Company’s primary tax jurisdiction is the United States. For United States federal and state tax purposes, tax years 2003 and forward remain open and subject to tax examination by the appropriate federal or state taxing authorities. Brazil tax years 2008 through the current remain open and subject to examination.

As of December 31, 2013, the US Internal Revenue Service (the "IRS") has completed its audit of the Company for tax year 2008 which concluded that there were no adjustments resulting from the audit. While the statutes are closed for tax year 2008, the

US federal tax carryforwards (net operating losses and tax credits) may be adjusted by the IRS in the year in which the carryforward is utilized.

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

Revenues by geography are based on the location of the customer. The following tables set forth revenue and long-lived assets by geographic area (in thousands):

Revenues

	Years Ended December 31,
	2013	2012	2011
United States	$21,235	$49,111	$141,098
Brazil	4,071	3,786	141
Europe	10,340	16,461	5,695
Asia	5,473	4,336	57
Total	$41,119	$73,694	$146,991

Long-Lived Assets

	December 31,
	2013	2012
United States	$54,015	$70,273
Brazil	85,891	90,982
Europe	685	1,866
Total	$140,591	$163,121

16. Subsequent Events

Tranche II Notes

In January 2014, the Company sold and issued, for face value, approximately $34.0 million of senior convertible promissory notes in a closing under the August 2013 SPA , as amended by Amendment No. 1 to Securities Purchase Agreement in October 2013 and Amendment No. 2 to Securities Purchase Agreement and Tranche I Note Amendment in December 2013.

In January 2014, Temasek purchased $25.0 million of the Tranche II Notes for cash and certain funds affiliated with Wolverine Asset Management, LLC purchased $3.0 million of the Tranche II Notes for cash. Total purchased approximately $6.0 million of the Tranche II Notes through cancellation of the same amount of principal of previously outstanding convertible promissory notes held by Total (in respect to Total's preexisting contractual right to maintain its pro rata ownership position through such cancellation). The Tranche II Notes are due sixty months from the date of issuance and become convertible into shares of Common Stock of the Company at a conversion price equal to $2.87, which represents a trailing 60-day weighted-average closing price of the Common Stock on the NASDAQ Stock Market through August 7, 2013, subject to adjustment as described below. Specifically, the Tranche II Notes become convertible at the option of the holder (i) at any time 12 months after issuance, (ii) on a change of control of the Company, and (iii) upon the occurrence of an event of default. Each Tranche II Note accrues interest from the date of issuance until the earlier of the date that such Tranche II Note is converted into Common Stock or repaid in full. Interest accrues at a rate per annum equal to 10%, compounded annually (with graduated interest rates of 13% applicable to the first 180 days and 16% applicable thereafter as the sole remedy should the Company fail to maintain NASDAQ listing status or at 12% for all other defaults). Interest for the first 36 months shall be payable in kind and added to principal every year following the issue date and thereafter, the Company may continue to pay interest in kind by adding to principal on every year anniversary of the issue date or may elect to pay interest in cash. The conversion price of the Tranche II Notes is subject to adjustment (i) according to proportional adjustments to outstanding Common Stock in the case of certain dividends and distributions, (ii) according to anti-dilution provisions, and (iii) with respect to Tranche II Notes held by any purchase other than Total, in the event that Total exchanges existing convertible notes for new securities of the Company in connection with future financing transactions in excess of its pro rata amount. The holders of the Tranche II Notes have a right to require repayment of 101% of the principal amount of the Tranche II Notes in the event of a change in control of the Company and the Tranche II Notes provide for payment of unpaid interest on conversion following such a change of control if the holders do not require such repayment.

SMA Indústria Química S.A.

In February 2014, the Company, Amyris Brasil and SMSA entered into an amendment dated January 27, 2014 of the joint venture agreement that the parties originally entered into on April 2010 (see Note 7, "Joint venture and noncontrolling interest"). The amendment to the joint venture agreement with SMSA updates and documents certain preexisting business plan requirements related to the start-up of construction at the joint venture operated plant and sets forth, among other things, (i) the extension of the deadline for the commencement of operations at the joint venture operated plant to no later than 18 months following the construction of the plant, which shall occur no later than March 31, 2017, and (ii) the extension of an option held by SMSA to build a second large-scale farnesene production facility to no later than December 31, 2018 with the commencement of operations at such second facility to occur no later than April 1, 2019.

Export Financing with ABC

In March, 2014, the Company entered into an export financing agreement with ABC Bank for R$5.0 million (approximately US$2.2 million based on exchange rate as of the date the parties entered into the agreement) for a 1 year-term to fund exports through March 2015.

Kuraray Securities Purchase Agreement

On March 28, 2014, the Company and Kuraray Co., Ltd. (or Kuraray) entered into a securities purchase agreement under which the Company agreed to sell shares of its common stock at a price equal to the greater of $2.88 per share or the average daily closing prices per share on the NASDAQ Stock Market for the three month period ending March 27, 2014 for an aggregate purchase price of $4.0 million. The Company and Kuraray also agreed to amend their prexisting collaboration agreement to expand and extend their collaboration with respect to high performance polymers.

Hercules Loan Facility

On March 29, 2014, the Company and Hercules Technology Growth Capital, Inc. entered into a loan and security agreement to make available to Amyris a loan in the aggregate principal amount of up to $25.0 million (referred to as the Hercules Loan Facility), and the Company borrowed the full amount available under the facility. Loans under the facility are secured by various liens, including a lien on certain Company intellectual property. The Hercules Loan Facility generally becomes due on May 31, 2015 and accrues interest at a rate per annum equal to the greater of either the prime rate reported in the Wall Street Journal plus 6.25% or 9.5%. The maturity date is extended to May 31, 2017 if the Company completes a financing transaction for at least $50.0 million in additional cash proceeds by September 30, 2014. The Company may repay the loaned amounts before the maturity date if it pays an additional fee of 3% of the outstanding loans (1% if after the initial twelve-month period). The Company is also required to pay a 1% facility charge at the closing of the transaction, and a 10% end of term charge. In connection with the Hercules Loan Facility, Amyris agreed to certain customary representations and warranties and covenants, as well as certain covenants with respect to obtaining additional financing as described above and performance covenants related to revenues and cash flows starting with the third quarter of 2014. If the Company does not achieve the equity financing covenant, a forbearance fee of $10.0 million becomes due and is required to be paid at the end of the initial term of the facility.

March 2014 Letter Agreement with Total

On April 1, 2014, the Company and Total entered into a letter agreement dated as of March 29, 2014 (referred to as March 2014 Letter Agreement) to amend the Amended and Restated Master Framework Agreement entered into as of December 2, 2013 (included as part of JV Documents). Under the March 2014 Letter Agreement, the Company agreed to (i) amend the conversion price of the Third Closing from $7.0682 to $4.11 (or the “New Conversion Price”) subject to stockholder approval at our 2014 annual meeting (to the extent required by applicable law or regulation), (ii) extend the period during which Total may exchange for other Company securities certain outstanding convertible promissory notes issued under the July 2012 Agreements from June

30, 2014 to the later of December 31, 2014 and the date on which Amyris shall have raised $75.0 million of equity and convertible debt financing (excluding any convertible promissory notes issued pursuant to the Total Purchase Agreement), (iii) eliminate the Company’s ability to qualify, in a disclosure letter to Total, certain of the representations and warranties that the Company must make at the closing of any sale of the Third Closing, and (iv) provide Total with monthly reporting on the Company’s cash, cash equivalents and short-term investments. In consideration of these agreements, Total agreed to waive its right not to consummate the closing of the issuance of the Remaining Notes if it decides not to proceed with the collaboration and makes a "No-Go" decision with respect thereto, subject to the Company obtaining stockholder approval of the issuance of the Third Closing at the New Conversion Price.

SUPPLEMENTARY FINANCIAL DATA
Selected Quarterly Financial Data (unaudited)

The following table presents selected unaudited consolidated financial data for each of the eight quarters in the two-year periods ended December 31, 2013. In the Company’s opinion, this unaudited information has been prepared on the same basis as the audited information and includes all adjustments (consisting of only normal recurring adjustments) necessary for a fair statement of the financial information for the periods presented. Net loss per share—basic and diluted, for the four quarters of each fiscal year may not sum to the total for the fiscal year because of the different number of shares outstanding during each period.

	Quarter
	First	Second	Third	Fourth
	(In thousands, except share and per share amounts)
Year Ended December 31, 2013
Total revenues	$7,869	$10,849	$7,004	$15,397
Product sales	$2,983	$4,185	$4,144	$4,496
Gross profit (loss) from product sales	$(5,977)	$(4,668)	$(4,184)	$(7,616)
Net loss attributable to common stockholders	$(32,614)	$(38,876)	$(24,199)	$(139,422)
Net loss per share—basic and diluted	$(0.44)	$(0.51)	$(0.32)	$(1.83)
Shares used in calculation—basic and diluted	73,306,860	75,959,228	76,205,853	76,377,574
Year Ended December 31, 2012
Total revenues	$29,469	$19,263	$19,108	$5,854
Product sales	$26,307	$15,580	$4,728	$3,023
Gross profit (loss) from product sales	$(17,504)	$(8,056)	$284	$(2,400)
Net loss attributable to common stockholders	$(94,548)	$(46,806)	$(20,293)	$(43,492)
Net loss per share—basic and diluted	$(1.88)	$(0.81)	$(0.34)	$(0.72)
Shares used in calculation—basic and diluted	50,214,192	57,442,834	58,964,226	60,187,256

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (Exchange Act), as of the end of the period covered by this Annual Report on Form 10-K.  Based on this evaluation, our chief executive officer (CEO) and chief financial officer (CFO) concluded that, as of December 31, 2013, our disclosure controls and procedures are designed and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed by, or under the supervision of, our chief executive officer and chief financial officer, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

Our management assessed our internal control over financial reporting as of December 31, 2013, the end of our fiscal year. Management based its assessment on criteria established in "Internal Control-Integrated Framework" (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on management's assessment of our internal control over financial reporting, management concluded that, as of December 31, 2013, our internal control over financial reporting was effective. The effectiveness of the Company's internal control over financial reporting as of December 31, 2013 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during our fourth fiscal quarter ended December 31, 2013 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

Certain information required by Part III is omitted from this Annual Report on Form 10-K and is incorporated herein by reference from our definitive proxy statement, relating to our 2013 annual meeting of stockholders, pursuant to Regulation 14A of the Exchange Act, also referred to in this Form 10-K as our 2014 Proxy Statement, which we expect to file with the SEC no later than April 30, 2014.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information appearing in our 2014 Proxy Statement under the following headings is incorporated herein by reference:

•	Proposal 1—Election of Directors

•	Corporate Governance

•	Section 16(a) Beneficial Ownership Reporting Compliance

The information under the heading “Executive Officers of the Registrant” in Item 1(a) of this Annual Report on Form 10-K is also incorporated by reference in this section.

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

ITEM 11. EXECUTIVE COMPENSATION

The information appearing in our 2014 Proxy Statement under the following headings is incorporated herein by reference:

•	Executive Compensation

•	Director Compensation

•	Compensation Committee Interlocks and Insider Participation

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information appearing in our 2014 Proxy Statement under the following headings is incorporated herein by reference:

•	Security Ownership of Certain Beneficial Owners and Management

•	Equity Compensation Plan Information

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information appearing in our 2014 Proxy Statement under the following headings is incorporated herein by reference:

•	Transactions with Related Persons

•	Proposal 1—Election of Directors—Independence of Directors

•	Proposal 1—Election of Directors—Committees of the Board

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information appearing in our 2014 Proxy Statement under the proposal entitled “Ratification of Appointment of Independent Registered Public Accounting Firm” is incorporated herein by reference.

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

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 and 2011
(in thousands)

	Balance at Beginning of Period	Additions	Write-off/ Adjustments	Balance at End of Period
Deferred Tax Assets Valuation Allowance:
Year ended December 31, 2013	$236,288	$47,733	$—	$284,021
Year ended December 31, 2012	$156,765	$79,523	$—	$236,288
Year ended December 31, 2011	$76,071	$80,694	$—	$156,765

	Balance at Beginning of Period	Additions	Write-off/ Adjustments	Balance at End of Period
Allowance for Doubtful Accounts:
Year ended December 31, 2013	$481		$(2)	$479
Year ended December 31, 2012	$245	$236	$—	$481
Year ended December 31, 2011	$—	$245	$—	$245

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

Exhibit		Previously Filed				Filed
No.	Description	Form	File No.	Filing Date	Exhibit	Herewith
3.01	Restated Certificate of Incorporation	10-Q	001-34885	November 10, 2010	3.01
3.02	Restated Bylaws	10-Q	001-34885	November 10, 2010	3.02
4.01	Form of Stock Certificate	S-1	333-166135	July 6, 2010	4.01
4.02	Amended and Restated Investors’ Rights Agreement, dated June 21, 2010, among registrant and its security holders listed therein	S-1	333-166135	June 23, 2010	4.02
4.03	First Amendment to Amended and Restated Investors' Rights Agreement, dated February 23, 2012, among registrant and registrant's security holders listed therein	S-3	333-180005	March 9, 2012	4.06
4.04	Amendment No. 2 to Amended and Restated Investors' Rights Agreement, dated December 24, 2012, among registrant and registrant's security holders listed therein	10-K	001-34885	March 28, 2013	4.04
4.05	Amendment No. 3 to Amended and Restated Investors' Rights Agreement, dated March 27, 2013, among registrant and registrant's security holders listed therein	10-Q	001-34885	June 9, 2013	4.02
4.06	Amendment No. 4 to Amended and Restated Investors' Rights Agreement, dated October 16, 2013, among registrant and registrant's security holders listed therein					X
4.07	Amendment No. 5 to Amended and Restated Investors' Rights Agreement, dated December 24, 2013, among registrant and registrant's security holders listed therein					X
4.08	Warrant to Purchase Stock, dated December 23, 2011, issued to ATEL Ventures, Inc.	10-K	001-34885	February 28, 2012	4.07
4.09[d]	Warrant to Purchase Stock, Dated October 16, 2013, issued to Maxwell (Mauritius) Pte Ltd.					X
4.10	Side Letter, dated June 21, 2010, between registrant and Total Gas & Power USA, SAS	S-1	333-166135	June 23, 2010	4.19
4.11	Agreement, dated February 23, 2012, among registrant, Maxwell (Mauritius) Pte Ltd, Naxyris SA, Biolding Investment SA and Sualk Capital Ltd.	10-Q	001-34885	May 9, 2012	4.02
4.12	Securities Purchase Agreement, dated February 24, 2012, among registrant and certain investment funds affiliated with Fidelity Investments Institutional Services Company, Inc. listed therein (each, a Fidelity Purchaser)	S-3	333-180005	March 9, 2012	4.02
4.13	Form of Unsecured Senior Convertible Promissory Note issued by registrant to the Fidelity Purchasers in the amounts set forth next to each Fidelity Purchaser's name on Schedule I of Exhibit 4.09 hereof	S-3	333-180005	March 9, 2012	4.03
4.14	Registration Rights Agreement, dated February 27, 2012, among registrant and the Fidelity Purchasers	S-3	333-180005	March 9, 2012	4.04
4.15[a]	Form of Common Stock Purchase Agreement among registrant and certain investors	10-Q	001-34885	August 8, 2012	4.01

Exhibit		Previously Filed				Filed
No.	Description	Form	File No.	Filing Date	Exhibit	Herewith
4.16	Securities Purchase Agreement, dated July 30, 2012, between registrant and Total Gas & Power USA, SAS	10-Q	001-34885	November 9, 2012	4.01
4.17[b]	1.5% Senior Unsecured Convertible Notes, dated July 30, 2012, September 14, 2012 and December 24, 2012, respectively, issued by registrant to Total Gas & Power USA, SAS	10-Q	001-34885	November 9, 2012	4.02	b
4.18	Registration Rights Agreement, dated July 30, 2012, between registrant and Total Gas & Power USA, SAS	10-Q	001-34885	November 9, 2012	4.03
4.19[c]	Securities Purchase Agreement, dated December 24, 2012, between registrant and certain investors listed therein	10-K	001-34885	March 28, 2013	4.16
4.20[c]	Follow-On Investment Agreement, dated December 24, 2012, between registrant and Biolding Investment SA	10-K	001-34885	March 28, 2013	4.17
4.21	Securities Purchase Agreement, dated March 27, 2013, between registrant and Biolding Investment SA	10-Q	001-34885	June 9, 2013	4.01
4.22	1.5% Senior Unsecured Convertible Note, dated June 6, 2013, issued by registrant to Total Energies Nouvelles Activités USA (f.k.a. Total Gas & Power USA, SAS)	10-Q	001-34885	August 9, 2013	4.01
4.23	Securities Purchase Agreement, dated August 8, 2013, between registrant, Maxwell (Mauritius) Pte Ltd and Total Energies Nouvelles Activités USA (f.k.a Total Gas & Power USA, SAS)	10-Q	001-34885	November 5, 2013	4.01
4.24[d]	Amendment No. 1 to Securities Purchase Agreement, dated October 16, 2013, between registrant and other parties named therein					X
4.25	Amendment No. 2 to Securities Purchase Agreement and Tranche I Note Amendment Agreement dated December 24, 2013, between registrant and other parties therein					X
10.01	Form of Indemnity Agreement between registrant and its directors and officers	S-1	333-166135	June 23, 2010	10.01
10.02	Assistance Agreement, dated December 30, 2009, as modified by Assistance Agreement dated March 26, 2010, between registrant and the U.S. Department of Energy, together with schedules and supplements thereto	S-1	333-166135	April 16, 2010	10.09
10.03	Modification No. 2, dated April 19, 2010, to Assistance Agreement between registrant and the U.S. Department of Energy	S-1	333-166135	May 25, 2010	10.13
10.04	Modification Nos. 3-8 to Assistance Agreement between registrant and the U.S. Department of Energy	10-K	001-34885	March 28, 2013	10.10

10.05[c]	Modification No.9, dated January 9, 2013, to Assistance Agreement between registrant and the U.S. Department of Energy	10Q		June 9, 2013	10.01
10.06[c]	Technology Investment Agreement, dated June 11, 2012, between registrant and The Defense Advanced Research Projects Agency (DARPA)	10-Q	001-34885	August 8, 2012	10.08
10.07[d]	Modification to Technology Investment Agreement dated November 4, 2013 between registrant and The Defense Advanced Research Project Agency (DARPA)					X

Exhibit		Previously Filed				Filed
No.	Description	Form	File No.	Filing Date	Exhibit	Herewith
10.08ce	Agreement for Credit Opening, dated November 16, 2011, between Amyris Brasil Ltda. and Banco Nacional de Desenvolvimento Econômico e Social - BNDES	10-K	001-34885	February 28, 2012	10.11
10.09[c]	Corporate Guarantee, dated November 28, 2011, issued by registrant to Banco Nacional de Desenvolvimento Econômico e Social - BNDES	10-K	001-34885	February 28, 2012	10.12
10.10[e]	Bank Credit Agreement, dated December 21, 2011, between Amyris Brasil Ltda. and Banco Pine S.A.	10-K	001-34885	February 28, 2012	10.13
10.11[e]	Addendum to the Banking Credit Form, dated February 17, 2012, between Amyris Brasil Ltda. and Banco Pine S.A.	10-Q	001-34885	May 9, 2012	10.02
10.12[e]	Addendum to the Banking Credit Form, dated May 17, 2012, between Amyris Brasil Ltda. and Banco Pine S.A.	10-Q	001-34885	August 8, 2012	10.02
10.13[e]	Note of Bank Credit, dated June 21, 2012, between Amyris Brasil Ltda. and Banco Pine S.A.	10-Q	001-34885	August 8, 2012	10.03
10.14ce	Global Derivatives Contract (swap agreement), dated June 15, 2012, between Amyris Brasil Ltda. and Banco Pine S.A.	10-Q	001-34885	August 8, 2012	10.04
10.15ce	Note of Bank Credit, dated July 13, 2012, between Amyris Brasil Ltda. and Nossa Caixa Desenvolvimento	10-Q	001-34885	November 9, 2012	10.01
10.16ce	Note of Bank Credit, dated July 13, 2012, between Amyris Brasil Ltda. and Banco Pine S.A.	10-Q	001-34885	November 9, 2012	10.02
10.17[e]	Fiduciary Conveyance of Movable Goods Agreement, dated July 13, 2012, among Amyris Brasil Ltda., Nossa Caixa Desenvolvimento and Banco Pine S.A.	10-Q	001-34885	November 9, 2012	10.03
10.18	Corporate Guarantee, dated July 13, 2012, issued by registrant to Nossa Caixa Desenvolvimento	10-Q	001-34885	November 9, 2012	10.04
10.19	Corporate Guarantee, dated July 13, 2012, issued by registrant to Banco Pine S.A.	10-Q	001-34885	November 9, 2012	10.05
10.20[c]	Joint Venture Agreement dated April 14, 2010 among registrant, Amyris Brasil S.A. and Usina São Martinho S.A.	S-1	333-166135	August 31, 2010	10.14
10.21[c]	Shareholders’ Agreement dated April 14, 2010 among registrant, Amyris Brasil S.A. and Usina São Martinho S.A.	S-1	333-166135	May 25, 2010	10.17
10.22[d]	Articles of Association of Total Amyris BioSolutions B.V.					X
10.23[d]	Shareholders Agreement dated December 2, 2013					X
10.24[d]	License Agreement dated December 2, 2013 between registrant and Total Amyris BioSolutions B.V.					X

10.25[d]	Pledge of Shares dated December 2, 2013 among registrant, Total Energies Nouvelles Activités USA and Total Amyris BioSolutions B.V.	X
10.26[d]	Escrow Agreement dated December 2, 2013 among registrant, Total Energies Nouvelles Activités USA and Stichting Total Amyris BioSolutions	X
10.27[d]	1.5% Senior Secured Convertible Note dated December 2, 2013 issued by registrant to Total Energies Nouvelles Activités USA	X

Exhibit		Previously Filed				Filed
No.	Description	Form	File No.	Filing Date	Exhibit	Herewith
10.28	Letter Agreement re: Waiver of Debt Covenants dated December 24, 2013 between registrant and Total Energies Nouvelles Activités USA					X
10.29[d]	Amended and Restated Master Framework Agreement, dated December 2, 2013, between Amyris and Total Gas & Power USA, SAS					X
10.30
Letter Agreement dated December 2, 2013 relating to the Senior Secured Convertible Notes and the 1.5% Senior Unsecured Convertible Notes due 2017 between the registrant and Total Energies Nouvelles Activités USA

						X
10.31	Letter Agreement dated October 4, 2013 between registrant and Total Energies Nouvelles Activités USA					X
10.32	Amendment dated December 1, 2013 to Letter Agreement dated October 4, 2013 between registrant and Total Energies Nouvelles Activités USA					X
10.33	Securities Purchase Agreement, dated August 8, 2013, between registrant, Maxwell (Mauritius) Pte Ltd and Total Energies Nouvelles Activités USA (f.k.a. Total Gas & Power USA, SAS)	10-Q	001-34885	November 5, 2013	4.01
10.34	Voting Agreement, dated August 8, 2013, among registrant and registrant's security holders named therein	10-Q	001-34885	November 5, 2013	4.02
10.35	Securities Purchase Agreement, dated September 20, 2013, between registrant and Naxyris S.A.	10-Q	001-34885	November 5, 2013	4.03
10.36[c]	Technology License, Development, Research and Collaboration Agreement, dated June 21, 2010, between registrant and Total Gas & Power USA Biotech, Inc.	S-1	333-16135	September 20, 2010	10.46

10.37	Letter agreement, dated January 11, 2011, between registrant and Total Gas & Power USA Biotech, Inc.	10-Q	001-34885	May 11, 2011	10.01
10.38[c]	First Amendment to Technology License, Development, Research and Collaboration Agreement, dated November 23, 2011, between Amyris and Total Gas & Power USA SAS	10-K/A	001-34885	May 2, 2012	10.19
10.39[c]	Master Framework Agreement, dated July 30, 2012, between registrant and Total Gas & Power USA, SAS	10-Q	001-34885	November 9, 2012	10.06
10.40[c]	Second Amendment to the Technology License, Development, Research and Collaboration Agreement, dated July 30, 2012, between registrant and Total Gas & Power USA, SAS	10-Q	001-34885	November 9, 2012	10.07
10.41[c]	Joint Venture Implementation Agreement dated June 3, 2011 among Amyris, Inc., Amyris Brasil S.A., Cosan Combustíveis e Lubrificantes S.A. and Cosan S.A. Indústria e Comércio	10-Q	001-34885	August 11, 2011	10.01

Exhibit		Previously Filed				Filed
No.	Description	Form	File No.	Filing Date	Exhibit	Herewith
10.42[c]	Shareholders' Agreement, dated June 3, 2011, among Amyris Brasil S.A., Cosan Combustíveis e Lubrificantes S.A. and Novvi S.A.	10-Q	001-34885	August 11, 2011	10.02
10.43ce	Agreement for the Supply of Sugarcane Juice and Other Utilities, dated March 18, 2011, between Amyris Brasil Ltda. and Paraíso Bioenergia S.A.	10-Q	001-34885	May 9, 2012	10.06
10.44ce	Lease Agreement, dated March 18, 2011, between Amyris Brasil Ltda. and Paraíso Bioenergia S.A.	10-K	001-34885	March 28, 2013	10.37
10.45ce	Addendum to Lease Agreement, dated April 28, 2011, between Amyris Brasil Ltda. and Paraíso Bioenergia S.A.	10-K	001-34885	March 28, 2013	10.38
10.46	Lease, dated August 22, 2007, between registrant and ES East Associates, LLC	S-1	333-166135	April 16, 2010	10.17
10.47	First Amendment, dated March 10, 2008, to Lease between registrant and ES East Associates, LLC	S-1	333-166135	April 16, 2010	10.18
10.48	Second Amendment, dated April 25, 2008, to Lease between registrant and ES East Associates, LLC	S-1	333-166135	April 16, 2010	10.19
10.49	Third Amendment, dated July 31, 2008, to Lease between registrant and ES East Associates, LLC	S-1	333-166135	April 16, 2010	10.20
10.50	Fourth Amendment, dated November 14, 2009, to Lease between registrant and ES East Associates, LLC	S-1	333-166135	April 16, 2010	10.21
10.51	Fifth Amendment, dated October 15, 2010, to Lease between registrant and ES East, LLC	10-K	001-34885	March 14, 2011	10.17
10.52	Sixth Amendment, dated April 30, 2013, to Lease between registrant and ES East, LLC (as successor-in-interest to ES East Associates, LLC)	10-Q	001-34885	August 9, 2013	10.02

10.53	Lease dated April 25, 2008 between registrant and EmeryStation Triangle, LLC	S-1	333-166135	April 16, 2010	10.22
10.54	Letter, dated April 25, 2008, amending Lease between registrant and EmeryStation Triangle, LLC	S-1	333-166135	April 16, 2010	10.23
10.55	Second Amendment, dated February 5, 2010, to Lease between registrant and EmeryStation Triangle, LLC	S-1	333-166135	April 16, 2010	10.24
10.56	Third Amendment, dated May 1, 2013, to Lease between registrant and EmeryStation Triangle, LLC	10-Q	001-34885	August 9, 2013	10.03
10.57	Pilot Plant Expansion Right Letter dated December 22, 2008 between registrant and EmeryStation Triangle, LLC	S-1	333-166135	April 16, 2010	10.25
10.58	Lease Agreement, dated August 10, 2011, between Amyris Brasil Ltda. and Techno Park Empreendimentos e Administração Imobiliária Ltda.	10-K	001-34885	February 28, 2012	10.32
10.59	First Amendment to Lease Agreement, dated July 31, 2013, between Amyris Brasil Ltda. and Techno Park Empreendimentos e Administração Imobiliária	10-Q	001-34885	November 5, 2013	10.01
10.60	Private Instrument of Non-Residential Real Estate Lease Agreement, dated March 31, 2008, as amended, between Lucio Tomasiello and Amyris Brasil S.A.	S-1	333-166135	April 16, 2010	10.26
10.61ce	Third Amendment to the Private Instrument of Non Residential Real Estate Lease Agreement, dated October 1, 2012, between Lucio Tomasiello and Amyris Brasil Ltda.	10-K	001-34885	March 28, 2013	0.01051
10.62[f]	Offer Letter dated September 27, 2006 between registrant and John Melo	S-1	333-16135	April 16, 2010	10.27
10.63[f]	Amendment, dated December 18, 2008, between registrant and John Melo	S-1	333-16135	April 16, 2010	10.28

Exhibit		Previously Filed				Filed
No.	Description	Form	File No.	Filing Date	Exhibit	Herewith
10.64[f]	Offer letter, dated January 17, 2008, between registrant and Paulo Diniz	S-1	333-16135	April 16, 2010	10.31
10.65[f]	Offer letter, dated March 23, 2012, between registrant and Steven R. Mills	S-1	001-34885	May 9, 2012	10.05
10.66df	Consulting Agreement, dated December 6, 2013, between registrant and Steven R. Mills					X
10.67[f]	Offer letter, dated November 9, 2009, between registrant and Peter Boynton	10-Q	001-34885	August 11, 2011	10.05
10.68[f]	Offer letter, dated September 30, 2008, between registrant and Joel Cherry	S-1	333-166135	April 16, 2010	10.29
10.69[f]	Offer letter, dated March 30, 2011, between registrant and Gary Loeb	10-Q	001-34885	June 9, 2013	10.07
10.70[f]	Amendment to offer letter, dated May 31 2012, between registrant and Gary Loeb	10-Q	001-34885	June 9, 2013	10.08
10.71[f]	Offer letter, dated July 29, 2010, between registrant and Mark Patel	10-Q	001-34885	June 9, 2013	10.09
10.72[f]	Offer Letter, dated January 24, 2005, between registrant and Tamara Tompkins	S-1	333-16135	April 16, 2010	10.35
10.73[f]	Amendment, dated January 15, 2009, between registrant and Tamara Tompkins	S-1	333-16135	April 16, 2010	10.36

10.74[f]	Separation agreement, dated May 1, 2012, between registrant and Tamara Tompkins	10-Q	001-34885	August 8, 2012	10.12
10.75[f]	2005 Stock Option/Stock Issuance Plan	10-Q	001-34885	November 9, 2011	10.02
10.76[f]	Form of Notice of Grant of Stock Option under registrant’s 2005 Stock Option/Stock Issuance Plan	S-1	333-16135	April 16, 2010	10.38
10.77[f]	Form of Notice of Grant of Stock Option (non-Exempt) under registrant’s 2005 Stock Option/Stock Issuance Plan	S-1	333-16135	April 16, 2010	10.39
10.78[f]	Form of Notice of Grant of Stock Option (non-US) under registrant’s 2005 Stock Option/Stock Issuance Plan	S-1	333-16135	April 16, 2010	10.40
10.79[f]	Form of Stock Option Agreement under registrant’s 2005 Stock Option/Stock Issuance Plan	S-1	333-16135	April 16, 2010	10.41
10.80[f]	Form of Stock Option Agreement (non-US) under registrant’s 2005 Stock Option/Stock Issuance Plan	S-1	333-16135	April 16, 2010	10.42
10.81[f]	Form of Stock Purchase Agreement under registrant’s 2005 Stock Option/Stock Issuance Plan	S-1	333-16135	April 16, 2010	10.43
10.82[f]	Form of Stock Purchase Agreement (non-US) under registrant’s 2005 Stock Option/Stock Issuance Plan	S-1	333-16135	April 16, 2010	10.44
10.83[f]	2010 Equity Incentive Plan and forms of award agreements thereunder	S-1	333-16135	June 23, 2010	10.46

Insert Title Here

Exhibit		Previously Filed				Filed
No.	Description	Form	File No.	Filing Date	Exhibit	Herewith
10.84[f]	2010 Employee Stock Purchase Plan and forms of award agreements thereunder	S-1	333-16135	September 20, 2010	10.45
10.85	Master Collaboration Agreement, dated March 13, 2013, between registrant and Firmenich SA	10-Q	001-34885	June 9, 2013	10.02
10.86	Letter agreement, dated March 24, 2013, between registrant and Total Gas & Power USA, SAS	10-Q	001-34885	June 9, 2013	10.03
10.87	Amended and Restated Operating Agreement, dated March 26, 2013, among registrant, Cosan US, Inc. and Novvi LLC	10-Q	001-34885	June 9, 2013	10.04
10.88	Termination of the Joint Venture Implementation Agreement, dated March 26, 2013, among registrant, Amyris Brasil Ltda., Cosan Lubrificantes e Especialidades S.A. and Cosan S.A. Indústria E Comércio	10-Q	001-34885	June 9, 2013	10.05
10.89	IP License Agreement, dated as of March 26, 2013, between registrant and Novvi LLC	10-Q	001-34885	June 9, 2013	10.06
10.90	Settlement Agreement, Termination Agreement and Mutual Release, dated June 25, 2013, between registrant and Tate & Lyle Ingredients Americas LLC	10-Q	001-34885	August 9, 2013	10.04
10.91	Modification Agreement, dated September 16, 2013, between registrant and Tate & Lyle Ingredients Americas LLC					X

Insert Title Here

10.92	Amyris, Inc. Executive Severance Plan, effective November 6, 2013	X
10.93fg	Compensation arrangements between registrant and its non-employee directors	g
10.94fh	Compensation arrangements between registrant and its executive officers	h
21.01	List of subsidiaries	X
23.01	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm	X
24.01	Power of Attorney (see signature page to this Form 10-K)	X
31.01	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(c) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.02	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(c) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.01[i]	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.02[i]	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

Exhibit		Previously Filed				Filed
No.	Description	Form	File No.	Filing Date	Exhibit	Herewith
101[j]
The following materials from registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Operations; (ii) the Consolidated Balance Sheets; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Convertible Preferred Stock, Redeemable Noncontrolling Interest and Equity (Deficit); (v) the Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements
X

a
Substantially identical Common Stock Purchase Agreements, each dated May 18, 2012, were entered into with five separate investors. Registrant has filed the form of such Common Stock Purchase Agreements, which is substantially identical in all material respects to all of such Common Stock Purchase Agreements, except as to the parties thereto and the number of shares.

b
Registrant issued substantially identical 1.5% Senior Unsecured Convertible Notes (or the Notes) to Total Gas & Power USA, SAS on separate dates. Registrant has filed the first of the Notes (number R-1), and has included, with such exhibit, a schedule (updated Schedule A to Exhibit 4.02) identifying each of the Notes and setting forth the material details in which the other Note(s) differ from the filed Note (i.e., the dates of issuance and the amounts of the Notes).

c	Portions of this exhibit, which have been granted confidential treatment by the Securities and Exchange Commission, have been omitted.
d	Portions of this exhibit have been omitted pending a determination by the Securities and Exchange Commission as to whether these portions should be granted confidential treatment.
e
Translation to English from Portuguese or Dutch, as applicable, in accordance with Rule 12b-12(d) of the regulations promulgated by the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended (or the Exchange Act).

f	Indicates management contract or compensatory plan or arrangement.
g
Description contained under the heading "Director Compensation" in registrant's definitive proxy materials filed with the Securities and Exchange Commission on April 12, 2012 is incorporated herein by reference.

h	Descriptions contained under the heading "Executive Compensation" in registrant's definitive proxy materials filed with the Securities and Exchange Commission on April 16, 2013.
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
Reference is made to Item 15(a) above.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the city of Emeryville, County of Alameda, State of California on April 1, 2014.

Dated: April 1, 2014	Amyris, Inc.

/s/ JOHN G. MELO
John G. Melo
President and Chief Executive Officer
(Principal Executive Officer)

POWER OF ATTORNEY
KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints John Melo and Paulo Diniz as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOHN MELO John Melo	Director, President and Chief Executive Officer (Principal Executive Officer)	April 1, 2014

/s/ PAULO DINIZ Paulo Diniz	Interim Chief Financial Officer (Principal Financial Officer)	April 1, 2014

/s/ KAREN WEAVER Karen Weaver	Vice President, Corporate Controller (Principal Accounting Officer)	April 1, 2014

/s/ PHILIPPE BOISSEAU Philippe Boisseau	Director	April 1, 2014

/s/ NAM-HAI CHUA Nam-Hai Chua	Director	April 1, 2014

/s/ JOHN DOERR John Doerr	Director	April 1, 2014

/s/ GEOFFREY DUYK Geoffrey Duyk	Director	April 1, 2014

/s/ ARTHUR LEVINSON Arthur Levinson	Director	April 1, 2014

/s/ CAROL PIWNICA Carole Piwnica	Director	April 1, 2014

/s/ FERNANDO REINACH Fernando Reinach	Director	April 1, 2014

__________________________________ HH Sheikh Abdullah bin Khalifa Al Thani	Director	April 1, 2014

/s/ R. NEIL WILLIAMS R. Neil Williams	Director	April 1, 2014

EXHIBIT INDEX

Exhibit		Previously Filed				Filed
No.	Description	Form	File No.	Filing Date	Exhibit	Herewith
3.01	Restated Certificate of Incorporation	10-Q	001-34885	November 10, 2010	3.01
3.02	Restated Bylaws	10-Q	001-34885	November 10, 2010	3.02
4.01	Form of Stock Certificate	S-1	333-166135	July 6, 2010	4.01
4.02	Amended and Restated Investors’ Rights Agreement, dated June 21, 2010, among registrant and its security holders listed therein	S-1	333-166135	June 23, 2010	4.02
4.03	First Amendment to Amended and Restated Investors' Rights Agreement, dated February 23, 2012, among registrant and registrant's security holders listed therein	S-3	333-180005	March 9, 2012	4.06
4.04	Amendment No. 2 to Amended and Restated Investors' Rights Agreement, dated December 24, 2012, among registrant and registrant's security holders listed therein	10-K	001-34885	March 28, 2013	4.04
4.05	Amendment No. 3 to Amended and Restated Investors' Rights Agreement, dated March 27, 2013, among registrant and registrant's security holders listed therein	10-Q	001-34885	June 9, 2013	4.02
4.06	Amendment No. 4 to Amended and Restated Investors' Rights Agreement, dated October 16, 2013, among registrant and registrant's security holders listed therein					X
4.07	Amendment No. 5 to Amended and Restated Investors' Rights Agreement, dated December 24, 2013, among registrant and registrant's security holders listed therein					X
4.08	Warrant to Purchase Stock, dated December 23, 2011, issued to ATEL Ventures, Inc.	10-K	001-34885	February 28, 2012	4.07
4.09[d]	Warrant to Purchase Stock, Dated October 16, 2013, issued to Maxwell (Mauritius) Pte Ltd.					X
4.10	Side Letter, dated June 21, 2010, between registrant and Total Gas & Power USA, SAS	S-1	333-166135	June 23, 2010	4.19
4.11	Agreement, dated February 23, 2012, among registrant, Maxwell (Mauritius) Pte Ltd, Naxyris SA, Biolding Investment SA and Sualk Capital Ltd.	10-Q	001-34885	May 9, 2012	4.02
4.12	Securities Purchase Agreement, dated February 24, 2012, among registrant and certain investment funds affiliated with Fidelity Investments Institutional Services Company, Inc. listed therein (each, a Fidelity Purchaser)	S-3	333-180005	March 9, 2012	4.02
4.13	Form of Unsecured Senior Convertible Promissory Note issued by registrant to the Fidelity Purchasers in the amounts set forth next to each Fidelity Purchaser's name on Schedule I of Exhibit 4.09 hereof	S-3	333-180005	March 9, 2012	4.03
4.14	Registration Rights Agreement, dated February 27, 2012, among registrant and the Fidelity Purchasers	S-3	333-180005	March 9, 2012	4.04
4.15[a]	Form of Common Stock Purchase Agreement among registrant and certain investors	10-Q	001-34885	August 8, 2012	4.01

Exhibit		Previously Filed				Filed
No.	Description	Form	File No.	Filing Date	Exhibit	Herewith
4.16	Securities Purchase Agreement, dated July 30, 2012, between registrant and Total Gas & Power USA, SAS	10-Q	001-34885	November 9, 2012	4.01
4.17[b]	1.5% Senior Unsecured Convertible Notes, dated July 30, 2012, September 14, 2012 and December 24, 2012, respectively, issued by registrant to Total Gas & Power USA, SAS	10-Q	001-34885	November 9, 2012	4.02	b
4.18	Registration Rights Agreement, dated July 30, 2012, between registrant and Total Gas & Power USA, SAS	10-Q	001-34885	November 9, 2012	4.03
4.19[c]	Securities Purchase Agreement, dated December 24, 2012, between registrant and certain investors listed therein	10-K	001-34885	March 28, 2013	4.16
4.20[c]	Follow-On Investment Agreement, dated December 24, 2012, between registrant and Biolding Investment SA	10-K	001-34885	March 28, 2013	4.17
4.21	Securities Purchase Agreement, dated March 27, 2013, between registrant and Biolding Investment SA	10-Q	001-34885	June 9, 2013	4.01
4.22	1.5% Senior Unsecured Convertible Note, dated June 6, 2013, issued by registrant to Total Energies Nouvelles Activités USA (f.k.a. Total Gas & Power USA, SAS)	10-Q	001-34885	August 9, 2013	4.01
4.23	Securities Purchase Agreement, dated August 8, 2013, between registrant, Maxwell (Mauritius) Pte Ltd and Total Energies Nouvelles Activités USA (f.k.a Total Gas & Power USA, SAS)	10-Q	001-34885	November 5, 2013	4.01

4.24[d]	Amendment No. 1 to Securities Purchase Agreement, dated October 16, 2013, between registrant and other parties named therein					X
4.25	Amendment No. 2 to Securities Purchase Agreement and Tranche I Note Amendment Agreement dated December 24, 2013, between registrant and other parties therein					X
10.01	Form of Indemnity Agreement between registrant and its directors and officers	S-1	333-166135	June 23, 2010	10.01
10.02	Assistance Agreement, dated December 30, 2009, as modified by Assistance Agreement dated March 26, 2010, between registrant and the U.S. Department of Energy, together with schedules and supplements thereto	S-1	333-166135	April 16, 2010	10.09
10.03	Modification No. 2, dated April 19, 2010, to Assistance Agreement between registrant and the U.S. Department of Energy	S-1	333-166135	May 25, 2010	10.13
10.04	Modification Nos. 3-8 to Assistance Agreement between registrant and the U.S. Department of Energy	10-K	001-34885	March 28, 2013	10.10
10.05[c]	Modification No.9, dated January 9, 2013, to Assistance Agreement between registrant and the U.S. Department of Energy	10Q		June 9, 2013	10.01
10.06[c]	Technology Investment Agreement, dated June 11, 2012, between registrant and The Defense Advanced Research Projects Agency (DARPA)	10-Q	001-34885	August 8, 2012	10.08
10.07[d]	Modification to Technology Investment Agreement dated November 4, 2013 between registrant and The Defense Advanced Research Project Agency (DARPA)					X

Exhibit		Previously Filed				Filed
No.	Description	Form	File No.	Filing Date	Exhibit	Herewith
10.08ce	Agreement for Credit Opening, dated November 16, 2011, between Amyris Brasil Ltda. and Banco Nacional de Desenvolvimento Econômico e Social - BNDES	10-K	001-34885	February 28, 2012	10.11
10.09[c]	Corporate Guarantee, dated November 28, 2011, issued by registrant to Banco Nacional de Desenvolvimento Econômico e Social - BNDES	10-K	001-34885	February 28, 2012	10.12
10.10[e]	Bank Credit Agreement, dated December 21, 2011, between Amyris Brasil Ltda. and Banco Pine S.A.	10-K	001-34885	February 28, 2012	10.13
10.11[e]	Addendum to the Banking Credit Form, dated February 17, 2012, between Amyris Brasil Ltda. and Banco Pine S.A.	10-Q	001-34885	May 9, 2012	10.02
10.12[e]	Addendum to the Banking Credit Form, dated May 17, 2012, between Amyris Brasil Ltda. and Banco Pine S.A.	10-Q	001-34885	August 8, 2012	10.02
10.13[e]	Note of Bank Credit, dated June 21, 2012, between Amyris Brasil Ltda. and Banco Pine S.A.	10-Q	001-34885	August 8, 2012	10.03
10.14ce	Global Derivatives Contract (swap agreement), dated June 15, 2012, between Amyris Brasil Ltda. and Banco Pine S.A.	10-Q	001-34885	August 8, 2012	10.04
10.15ce	Note of Bank Credit, dated July 13, 2012, between Amyris Brasil Ltda. and Nossa Caixa Desenvolvimento	10-Q	001-34885	November 9, 2012	10.01
10.16ce	Note of Bank Credit, dated July 13, 2012, between Amyris Brasil Ltda. and Banco Pine S.A.	10-Q	001-34885	November 9, 2012	10.02
10.17[e]	Fiduciary Conveyance of Movable Goods Agreement, dated July 13, 2012, among Amyris Brasil Ltda., Nossa Caixa Desenvolvimento and Banco Pine S.A.	10-Q	001-34885	November 9, 2012	10.03
10.18	Corporate Guarantee, dated July 13, 2012, issued by registrant to Nossa Caixa Desenvolvimento	10-Q	001-34885	November 9, 2012	10.04
10.19	Corporate Guarantee, dated July 13, 2012, issued by registrant to Banco Pine S.A.	10-Q	001-34885	November 9, 2012	10.05
10.20[c]	Joint Venture Agreement dated April 14, 2010 among registrant, Amyris Brasil S.A. and Usina São Martinho S.A.	S-1	333-166135	August 31, 2010	10.14
10.21[c]	Shareholders’ Agreement dated April 14, 2010 among registrant, Amyris Brasil S.A. and Usina São Martinho S.A.	S-1	333-166135	May 25, 2010	10.17
10.22[d]	Articles of Association of Total Amyris BioSolutions B.V.					X
10.23[d]	Shareholders Agreement dated December 2, 2013					X
10.24[d]	License Agreement dated December 2, 2013 between registrant and Total Amyris BioSolutions B.V.					X
10.25[d]	Pledge of Shares dated December 2, 2013 among registrant, Total Energies Nouvelles Activités USA and Total Amyris BioSolutions B.V.					X

10.26[d]	Escrow Agreement dated December 2, 2013 among registrant, Total Energies Nouvelles Activités USA and Stichting Total Amyris BioSolutions	X
10.27[d]	1.5% Senior Secured Convertible Note dated December 2, 2013 issued by registrant to Total Energies Nouvelles Activités USA	X

Exhibit		Previously Filed				Filed
No.	Description	Form	File No.	Filing Date	Exhibit	Herewith
10.28	Letter Agreement re: Waiver of Debt Covenants dated December 24, 2013 between registrant and Total Energies Nouvelles Activités USA					X
10.29[d]	Amended and Restated Master Framework Agreement, dated December 2, 2013, between Amyris and Total Gas & Power USA, SAS					X
10.30
Letter Agreement dated December 2, 2013 relating to the Senior Secured Convertible Notes and the 1.5% Senior Unsecured Convertible Notes due 2017 between the registrant and Total Energies Nouvelles Activités USA

						X
10.31	Letter Agreement dated October 4, 2013 between registrant and Total Energies Nouvelles Activités USA					X
10.32	Amendment dated December 1, 2013 to Letter Agreement dated October 4, 2013 between registrant and Total Energies Nouvelles Activités USA					X
10.33	Securities Purchase Agreement, dated August 8, 2013, between registrant, Maxwell (Mauritius) Pte Ltd and Total Energies Nouvelles Activités USA (f.k.a. Total Gas & Power USA, SAS)	10-Q	001-34885	November 5, 2013	4.01
10.34	Voting Agreement, dated August 8, 2013, among registrant and registrant's security holders named therein	10-Q	001-34885	November 5, 2013	4.02
10.35	Securities Purchase Agreement, dated September 20, 2013, between registrant and Naxyris S.A.	10-Q	001-34885	November 5, 2013	4.03
10.36[c]	Technology License, Development, Research and Collaboration Agreement, dated June 21, 2010, between registrant and Total Gas & Power USA Biotech, Inc.	S-1	333-16135	September 20, 2010	10.46

10.37	Letter agreement, dated January 11, 2011, between registrant and Total Gas & Power USA Biotech, Inc.	10-Q	001-34885	May 11, 2011	10.01
10.38[c]	First Amendment to Technology License, Development, Research and Collaboration Agreement, dated November 23, 2011, between Amyris and Total Gas & Power USA SAS	10-K/A	001-34885	May 2, 2012	10.19
10.39[c]	Master Framework Agreement, dated July 30, 2012, between registrant and Total Gas & Power USA, SAS	10-Q	001-34885	November 9, 2012	10.06
10.40[c]	Second Amendment to the Technology License, Development, Research and Collaboration Agreement, dated July 30, 2012, between registrant and Total Gas & Power USA, SAS	10-Q	001-34885	November 9, 2012	10.07
10.41[c]	Joint Venture Implementation Agreement dated June 3, 2011 among Amyris, Inc., Amyris Brasil S.A., Cosan Combustíveis e Lubrificantes S.A. and Cosan S.A. Indústria e Comércio	10-Q	001-34885	August 11, 2011	10.01

Exhibit		Previously Filed				Filed
No.	Description	Form	File No.	Filing Date	Exhibit	Herewith
10.42[c]	Shareholders' Agreement, dated June 3, 2011, among Amyris Brasil S.A., Cosan Combustíveis e Lubrificantes S.A. and Novvi S.A.	10-Q	001-34885	August 11, 2011	10.02
10.43ce	Agreement for the Supply of Sugarcane Juice and Other Utilities, dated March 18, 2011, between Amyris Brasil Ltda. and Paraíso Bioenergia S.A.	10-Q	001-34885	May 9, 2012	10.06
10.44ce	Lease Agreement, dated March 18, 2011, between Amyris Brasil Ltda. and Paraíso Bioenergia S.A.	10-K	001-34885	March 28, 2013	10.37
10.45ce	Addendum to Lease Agreement, dated April 28, 2011, between Amyris Brasil Ltda. and Paraíso Bioenergia S.A.	10-K	001-34885	March 28, 2013	10.38
10.46	Lease, dated August 22, 2007, between registrant and ES East Associates, LLC	S-1	333-166135	April 16, 2010	10.17
10.47	First Amendment, dated March 10, 2008, to Lease between registrant and ES East Associates, LLC	S-1	333-166135	April 16, 2010	10.18
10.48	Second Amendment, dated April 25, 2008, to Lease between registrant and ES East Associates, LLC	S-1	333-166135	April 16, 2010	10.19
10.49	Third Amendment, dated July 31, 2008, to Lease between registrant and ES East Associates, LLC	S-1	333-166135	April 16, 2010	10.20
10.50	Fourth Amendment, dated November 14, 2009, to Lease between registrant and ES East Associates, LLC	S-1	333-166135	April 16, 2010	10.21
10.51	Fifth Amendment, dated October 15, 2010, to Lease between registrant and ES East, LLC	10-K	001-34885	March 14, 2011	10.17
10.52	Sixth Amendment, dated April 30, 2013, to Lease between registrant and ES East, LLC (as successor-in-interest to ES East Associates, LLC)	10-Q	001-34885	August 9, 2013	10.02
10.53	Lease dated April 25, 2008 between registrant and EmeryStation Triangle, LLC	S-1	333-166135	April 16, 2010	10.22

10.54	Letter, dated April 25, 2008, amending Lease between registrant and EmeryStation Triangle, LLC	S-1	333-166135	April 16, 2010	10.23
10.55	Second Amendment, dated February 5, 2010, to Lease between registrant and EmeryStation Triangle, LLC	S-1	333-166135	April 16, 2010	10.24
10.56	Third Amendment, dated May 1, 2013, to Lease between registrant and EmeryStation Triangle, LLC	10-Q	001-34885	August 9, 2013	10.03
10.57	Pilot Plant Expansion Right Letter dated December 22, 2008 between registrant and EmeryStation Triangle, LLC	S-1	333-166135	April 16, 2010	10.25
10.58	Lease Agreement, dated August 10, 2011, between Amyris Brasil Ltda. and Techno Park Empreendimentos e Administração Imobiliária Ltda.	10-K	001-34885	February 28, 2012	10.32
10.59	First Amendment to Lease Agreement, dated July 31, 2013, between Amyris Brasil Ltda. and Techno Park Empreendimentos e Administração Imobiliária	10-Q	001-34885	November 5, 2013	10.01
10.60	Private Instrument of Non-Residential Real Estate Lease Agreement, dated March 31, 2008, as amended, between Lucio Tomasiello and Amyris Brasil S.A.	S-1	333-166135	April 16, 2010	10.26
10.61ce	Third Amendment to the Private Instrument of Non Residential Real Estate Lease Agreement, dated October 1, 2012, between Lucio Tomasiello and Amyris Brasil Ltda.	10-K	001-34885	March 28, 2013	0.01051
10.62[f]	Offer Letter dated September 27, 2006 between registrant and John Melo	S-1	333-16135	April 16, 2010	10.27
10.63[f]	Amendment, dated December 18, 2008, between registrant and John Melo	S-1	333-16135	April 16, 2010	10.28

Exhibit		Previously Filed				Filed
No.	Description	Form	File No.	Filing Date	Exhibit	Herewith

10.64[f]	Offer letter, dated January 17, 2008, between registrant and Paulo Diniz	S-1	333-16135	April 16, 2010	10.31
10.65[f]	Offer letter, dated March 23, 2012, between registrant and Steven R. Mills	S-1	001-34885	May 9, 2012	10.05
10.66df	Consulting Agreement, dated December 6, 2013, between registrant and Steven R. Mills					X
10.67[f]	Offer letter, dated November 9, 2009, between registrant and Peter Boynton	10-Q	001-34885	August 11, 2011	10.05
10.68[f]	Offer letter, dated September 30, 2008, between registrant and Joel Cherry	S-1	333-166135	April 16, 2010	10.29
10.69[f]	Offer letter, dated March 30, 2011, between registrant and Gary Loeb	10-Q	001-34885	June 9, 2013	10.07
10.70[f]	Amendment to offer letter, dated May 31 2012, between registrant and Gary Loeb	10-Q	001-34885	June 9, 2013	10.08
10.71[f]	Offer letter, dated July 29, 2010, between registrant and Mark Patel	10-Q	001-34885	June 9, 2013	10.09
10.72[f]	Offer Letter, dated January 24, 2005, between registrant and Tamara Tompkins	S-1	333-16135	April 16, 2010	10.35
10.73[f]	Amendment, dated January 15, 2009, between registrant and Tamara Tompkins	S-1	333-16135	April 16, 2010	10.36
10.74[f]	Separation agreement, dated May 1, 2012, between registrant and Tamara Tompkins	10-Q	001-34885	August 8, 2012	10.12
10.75[f]	2005 Stock Option/Stock Issuance Plan	10-Q	001-34885	November 9, 2011	10.02
10.76[f]	Form of Notice of Grant of Stock Option under registrant’s 2005 Stock Option/Stock Issuance Plan	S-1	333-16135	April 16, 2010	10.38
10.77[f]	Form of Notice of Grant of Stock Option (non-Exempt) under registrant’s 2005 Stock Option/Stock Issuance Plan	S-1	333-16135	April 16, 2010	10.39

10.78[f]	Form of Notice of Grant of Stock Option (non-US) under registrant’s 2005 Stock Option/Stock Issuance Plan	S-1	333-16135	April 16, 2010	10.40
10.79[f]	Form of Stock Option Agreement under registrant’s 2005 Stock Option/Stock Issuance Plan	S-1	333-16135	April 16, 2010	10.41
10.80[f]	Form of Stock Option Agreement (non-US) under registrant’s 2005 Stock Option/Stock Issuance Plan	S-1	333-16135	April 16, 2010	10.42
10.81[f]	Form of Stock Purchase Agreement under registrant’s 2005 Stock Option/Stock Issuance Plan	S-1	333-16135	April 16, 2010	10.43
10.82[f]	Form of Stock Purchase Agreement (non-US) under registrant’s 2005 Stock Option/Stock Issuance Plan	S-1	333-16135	April 16, 2010	10.44
10.83[f]	2010 Equity Incentive Plan and forms of award agreements thereunder	S-1	333-16135	June 23, 2010	10.46
10.84[f]	2010 Employee Stock Purchase Plan and forms of award agreements thereunder	S-1	333-16135	September 20, 2010	10.45
10.85	Master Collaboration Agreement, dated March 13, 2013, between registrant and Firmenich SA	10-Q	001-34885	June 9, 2013	10.02
10.86	Letter agreement, dated March 24, 2013, between registrant and Total Gas & Power USA, SAS	10-Q	001-34885	June 9, 2013	10.03
10.87	Amended and Restated Operating Agreement, dated March 26, 2013, among registrant, Cosan US, Inc. and Novvi LLC	10-Q	001-34885	June 9, 2013	10.04
10.88	Termination of the Joint Venture Implementation Agreement, dated March 26, 2013, among registrant, Amyris Brasil Ltda., Cosan Lubrificantes e Especialidades S.A. and Cosan S.A. Indústria E Comércio	10-Q	001-34885	June 9, 2013	10.05

Exhibit		Previously Filed				Filed
No.	Description	Form	File No.	Filing Date	Exhibit	Herewith
10.89	IP License Agreement, dated as of March 26, 2013, between registrant and Novvi LLC	10-Q	001-34885	June 9, 2013	10.06
10.90	Settlement Agreement, Termination Agreement and Mutual Release, dated June 25, 2013, between registrant and Tate & Lyle Ingredients Americas LLC	10-Q	001-34885	August 9, 2013	10.04
10.91	Modification Agreement, dated September 16, 2013, between registrant and Tate & Lyle Ingredients Americas LLC					X
10.92	Amyris, Inc. Executive Severance Plan, effective November 6, 2013					X
10.93fg	Compensation arrangements between registrant and its non-employee directors					g
10.94fh	Compensation arrangements between registrant and its executive officers					h
21.01	List of subsidiaries					X
23.01	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm					X
24.01	Power of Attorney (see signature page to this Form 10-K)					X
31.01	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(c) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.02	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(c) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.01[i]	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.02[i]	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101[j]
The following materials from registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Operations; (ii) the Consolidated Balance Sheets; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Convertible Preferred Stock, Redeemable Noncontrolling Interest and Equity (Deficit); (v) the Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements
X

a
Substantially identical Common Stock Purchase Agreements, each dated May 18, 2012, were entered into with five separate investors. Registrant has filed the form of such Common Stock Purchase Agreements, which is substantially identical in all material respects to all of such Common Stock Purchase Agreements, except as to the parties thereto and the number of shares.

b
Registrant issued substantially identical 1.5% Senior Unsecured Convertible Notes (or the Notes) to Total Gas & Power USA, SAS on separate dates. Registrant has filed the first of the Notes (number R-1), and has included, with such exhibit, a schedule (updated Schedule A to Exhibit 4.02) identifying each of the Notes and setting forth the material details in which the other Note(s) differ from the filed Note (i.e., the dates of issuance and the amounts of the Notes).

c	Portions of this exhibit, which have been granted confidential treatment by the Securities and Exchange Commission, have been omitted.
d	Portions of this exhibit have been omitted pending a determination by the Securities and Exchange Commission as to whether these portions should be granted confidential treatment.
e
Translation to English from Portuguese or Dutch, as applicable, in accordance with Rule 12b-12(d) of the regulations promulgated by the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended (or the Exchange Act).

f	Indicates management contract or compensatory plan or arrangement.
g
Description contained under the heading "Director Compensation" in registrant's definitive proxy materials filed with the Securities and Exchange Commission on April 12, 2012 is incorporated herein by reference.

h	Descriptions contained under the heading "Executive Compensation" in registrant's definitive proxy materials filed with the Securities and Exchange Commission on April 16, 2013.
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