Form 10-Q
period 2014-03-31
AMYRIS, INC.
filed 2014-05-09
CIK 1365916

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014
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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2014
Common Stock, $0.0001 par value per share	78,644,981

AMYRIS, INC.
QUARTERLY REPORT ON FORM 10-Q
For the Quarterly Period Ended March 31, 2014

PART I
ITEM 1. FINANCIAL STATEMENTS
Amyris, Inc.
Condensed Consolidated Balance Sheets
(In Thousands, Except Share and Per Share Amounts)(Unaudited)

	March 31, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$47,798	$6,868
Short-term investments	1,315	1,428
Accounts receivable, net of allowance of $479 and $479, respectively	3,402	7,734
Related party accounts receivable	662	484
Inventories, net	11,068	10,888
Prepaid expenses and other current assets	9,580	9,518
Total current assets	73,825	36,920
Property, plant and equipment, net	141,162	140,591
Restricted cash	1,686	1,648
Other assets	10,997	10,585
Goodwill and intangible assets	9,120	9,120
Total assets	$236,790	$198,864
Liabilities and Deficit
Current liabilities:
Accounts payable	$5,776	$6,512
Deferred revenue	11,111	2,222
Accrued and other current liabilities	15,658	21,221
Capital lease obligation, current portion	988	956
Debt, current portion	6,834	6,391
Total current liabilities	40,367	37,302
Capital lease obligation, net of current portion	—	287
Long-term debt, net of current portion	80,793	56,172
Related party debt	90,952	89,499
Deferred rent, net of current portion	10,208	10,191
Deferred revenue, net of current portion	5,611	5,000
Derivative liability	114,848	134,717
Other liabilities	6,496	1,544
Total liabilities	349,275	334,712
Commitments and contingencies (Note 6)
Stockholders’ deficit:
Preferred stock - $0.0001 par value, 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock - $0.0001 par value, 200,000,000 shares authorized as of March 31, 2014 and December 31, 2013; 77,038,444 and 76,662,812 shares issued and outstanding as of March 31, 2014 and December 31, 2013, respectively	8	8
Additional paid-in capital	710,427	706,253
Accumulated other comprehensive loss	(17,231)	(20,087)
Accumulated deficit	(805,053)	(821,438)
Total Amyris, Inc. stockholders’ deficit	(111,849)	(135,264)
Noncontrolling interest	(636)	(584)
Total stockholders' deficit	(112,485)	(135,848)
Total liabilities and stockholders' deficit	$236,790	$198,864
See the accompanying notes to the unaudited condensed consolidated financial statements.

Amyris, Inc.
Condensed Consolidated Statements of Operations
(In Thousands, Except Share and Per Share Amounts)
(Unaudited)

	Three Months Ended March 31,
	2014	2013
Revenues
Renewable product sales	$2,842	$2,980
Related party renewable product sales	3	3
Total product sales	2,845	2,983
Grants and collaborations revenue	3,196	2,348
Related party grants and collaborations revenue	—	2,538
Total grants and collaborations revenue	3,196	4,886
Total revenues	6,041	7,869
Cost and operating expenses
Cost of products sold	6,236	8,960
Loss on purchase commitments and write off of production assets	107	—
Research and development	12,986	15,754
Sales, general and administrative	13,399	14,827
Total cost and operating expenses	32,728	39,541
Loss from operations	(26,687)	(31,672)
Other income (expense):
Interest income	56	36
Interest expense	(4,750)	(1,562)
Gain from change in fair value of derivative instruments	57,400	1,039
Loss from extinguishment of debt	(9,430)	—
Other income (expense), net	(122)	80
Total other income (expense)	43,154	(407)
Income (loss) before income taxes	16,467	(32,079)
Provision for income taxes	(111)	(236)
Net Income (loss)	$16,356	$(32,315)
Net income (loss) attributable to noncontrolling interest	29	(299)
Net income (loss) attributable to Amyris, Inc. common stockholders	$16,385	$(32,614)
Net income (loss) per share attributable to common stockholders:
Basic	$0.21	$(0.44)
Diluted	$(0.34)	$(0.44)
Weighted-average shares of common stock outstanding used in computing net loss per share of common stock:
Basic	76,830,388	73,306,860
Diluted	117,097,976	73,306,860

See the accompanying notes to the unaudited condensed consolidated financial statements.

Amyris, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(In Thousands)
(Unaudited)

	Three Months Ended March 31,
	2014	2013
Comprehensive income (loss):
Net income (loss)	$16,356	$(32,315)
Foreign currency translation adjustment, net of tax	2,833	710
Total comprehensive income (loss)	19,189	(31,605)
Income (loss) attributable to noncontrolling interest	29	(299)
Foreign currency translation adjustment attributable to noncontrolling interest	23	9
Comprehensive income (loss) attributable to Amyris, Inc.	$19,241	$(31,895)

See the accompanying notes to the unaudited condensed consolidated financial statements.

Amyris, Inc.
Condensed Consolidated Statements of Stockholders' Deficit
(In Thousands, Except Share Amounts)
(Unaudited)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total Deficit
December 31, 2013	76,662,812	$8	$706,253	$(821,438)	$(20,087)	$(584)	$(135,848)
Issuance of common stock upon exercise of stock options	276,886	—	838	—	—	—	838
Shares issued under restricted stock unit settlement	98,746	—	(178)	—	—	—	(178)
Stock-based compensation	—	—	3,514	—	—	—	3,514
Foreign currency translation adjustment, net of tax	—	—	—	—	2,856	(23)	2,833
Net income	—	—	—	16,385	—	(29)	16,356
March 31, 2014	77,038,444	$8	$710,427	$(805,053)	$(17,231)	$(636)	$(112,485)
See the accompanying notes to the unaudited condensed consolidated financial statements.

Amyris, Inc.
Condensed Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	Three Months Ended March 31,
	2014	2013
Operating activities
Net income (loss)	$16,356	$(32,315)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	3,800	4,390
Loss on disposal of property, plant and equipment	33	70
Stock-based compensation	3,514	4,193
Amortization of debt discount	1,599	495
Loss on extinguishment of debt	9,430	—
Loss on purchase commitments and write-off of production assets	107	—
Change in fair value of derivative instruments	(57,400)	(1,039)
Other noncash expenses	16	—
Changes in assets and liabilities:
Accounts receivable	5,095	(569)
Related party accounts receivable	(142)	(3,146)
Inventories, net	209	(426)
Prepaid expenses and other assets	(410)	(410)
Accounts payable	(946)	(1,626)
Accrued and other liabilities	(732)	(3,415)
Deferred revenue	9,500	9,845
Deferred rent	18	(337)
Net cash used in operating activities	(9,953)	(24,290)
Investing activities
Purchase of investments	(881)	(1,507)
Maturities of investments	1,030	—
Change in restricted cash	—	(1)
Purchases of property and equipment, net of disposals	(1,308)	(2,118)
Net cash used in investing activities	(1,159)	(3,626)
Financing activities
Proceeds from issuance of common stock, net of repurchases	1,015	25
Proceeds from issuance of common stock in private placements, net of issuance costs	—	19,935
Principal payments on capital leases	(256)	(624)
Proceeds from debt issued, net of issuance costs	29,883	2,517
Proceeds from debt issued to related party	25,000	—
Principal payments on debt	(3,046)	(992)
Net cash provided by financing activities	52,596	20,861
Effect of exchange rate changes on cash and cash equivalents	(554)	(287)
Net increase (decrease) in cash and cash equivalents	40,930	(7,342)
Cash and cash equivalents at beginning of period	6,868	30,592
Cash and cash equivalents at end of period	$47,798	$23,250

Amyris, Inc.
Condensed Consolidated Statements of Cash Flows—(Continued)
(In Thousands)

	Three Months Ended March 31,
	2014	2013
Supplemental disclosures of cash flow information:
Cash paid for interest	$967	$723
Cash paid for income taxes, net of refunds	$—	$—
Supplemental disclosures of noncash investing and financing activities:
Acquisitions of property, plant and equipment under accounts payable, accrued liabilities and notes payable	$(75)	$(51)
Financing of insurance premium under notes payable	$(41)	$215
Receivable of proceeds for options exercised	$(355)	$—
Accrued deferred offering costs	$—	$65

See the accompanying notes to the unaudited condensed consolidated financial statements.

Amyris, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

1. The Company

Amyris, Inc. (the “Company”) was incorporated in California on July 17, 2003 and reincorporated in Delaware on June 10, 2010 for the purpose of leveraging breakthroughs in synthetic biology to develop and provide renewable compounds for a variety of markets. The Company is currently applying its industrial synthetic biology platform to provide alternatives to select petroleum-sourced products used in consumer care, specialty chemical and transportation fuel markets worldwide. The Company's first commercialization efforts have been focused on a renewable hydrocarbon molecule called farnesene (Biofene®), which forms the basis for a wide range of products including emollients, fragrance oils and diesel fuel. While the Company's platform is able to use a wide variety of feedstocks, the Company is initially focused on Brazilian sugarcane. In addition, the Company has entered into various contract manufacturing agreements to support commercial production. The Company has established two principal operating subsidiaries, Amyris Brasil Ltda. (formerly "Amyris Brasil S.A.", or "Amyris Brasil") for production in Brazil, and Amyris Fuels, LLC (or "Amyris Fuels").

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

The Company expects to fund its operations for the foreseeable future with cash and investments currently on hand, with cash inflows from collaboration and grant funding, cash contributions from product sales, and with new debt and equity financings. The Company's planned 2014 and 2015 working capital needs and its planned operating and capital expenditures are dependent on significant inflows of cash from new and existing collaboration partners and from cash contributions from growth in renewable product sales, as well as additional funding from new joint ventures or other collaborations, and may also require additional funding from debt or equity financings. The Company will continue to need to fund its research and development and related activities and to provide working capital to fund production, storage, distribution and other aspects of its business. The Company's operating plan contemplates capital expenditures of approximately $9.0 million in 2014 and the Company expects to continue to incur costs in connection with its existing contract manufacturing arrangements.

Liquidity

The Company has incurred significant losses since its inception and believes that it will continue to incur losses and negative cash flow from operations through 2014. As of March 31, 2014, the Company had an accumulated deficit of $805.1 million and had cash, cash equivalents and short term investments of $49.1 million. The Company has significant outstanding debt and contractual obligations related to purchase commitments, as well as capital and operating leases. As of March 31, 2014, the Company's debt, net of discount of $54.6 million, totaled $178.6 million, of which $6.8 million matures within the next twelve months. In addition, the Company's debt agreements contain various covenants, including restrictions on the Company's business that could cause the Company to be at risk of defaults. Please refer to Note 5, “Debt” and Note 6, “Commitments and Contingencies” for further details regarding the Company's obligations and commitments.

The Company’s operating plan for 2014 contemplates significant reduction in the Company’s net cash outflows, resulting from (i) revenue growth from sales of existing and new products, (ii) reduced production costs compared to prior periods as a result of manufacturing and technical developments in 2013, (iii) cash inflows from collaborations consistent with levels achieved in 2013 and (iv) operating expenses maintained at reduced levels. Achieving a reduction in net cash outflows from these factors is subject to risks and uncertainties, including those set forth in Part II, Item 1A of this Quarterly Report on Form 10-Q, “Risk Factors.”

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

If the Company is unable to raise additional financing, or if other expected sources of funding are delayed or not received, the Company would be required to take any of the following actions by the end of the second quarter of 2014 to support its liquidity needs through the remainder of 2014 and into 2015:

•
Effect significant headcount reductions in the United States and Brazil, particularly with respect to both general and administrative employees and other employees not connected to critical or contracted activities.

•	Shift its focus to existing products and customers with significantly reduced investment in new product and commercial development efforts.

•	Reduce its expenditures for third party contractors, including consultants, professional advisors and other vendors.

•	Suspend operations at its pilot plants and demonstration facilities.

•	Reduce or delay uncommitted capital expenditures, including non-essential laboratory equipment and information technology projects.

The contingency cash plan contemplating these actions is designed to save the Company an estimated $25.0 million to $35.0 million over the next twelve months. Implementing this plan could have a material negative impact on the Company's ability to continue its business as currently contemplated, including, without limitation, delays or failures in its ability to:

•	Achieve planned production levels.

•	Develop and commercialize products within planned timelines or at planned scales.

•	Continue other core activities.

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying interim condensed consolidated financial statements have been prepared in accordance with the accounting principles generally accepted in the United States of America (“GAAP”) and with the instructions for Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and notes required for complete financial statements. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Form 10-K filed with the Securities and Exchange Commission (“SEC”) on April 2, 2014. The unaudited condensed consolidated financial statements include the accounts of the Company and its consolidated subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Principles of Consolidation

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

The condensed consolidated financial statements of the Company include the accounts of Amyris, Inc., its subsidiaries and two consolidated VIEs with respect to which the Company is considered the primary beneficiary, after elimination of intercompany accounts and transactions. Disclosure regarding the Company’s participation in the VIEs is included in Note 7, "Joint Venture and Noncontrolling Interest."

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

Recent Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board ("FASB") issued an amended accounting standard update on the financial statement presentation of unrecognized tax benefits. The amended guidance provides that a liability related to an unrecognized tax benefit would be presented as a reduction of a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward if such settlement is required or expected in the event the uncertain tax position is disallowed. The new guidance became effective for the Company on January 1, 2014 and will be applied prospectively to unrecognized tax benefits that exist at the effective date with retrospective applications permitted. The Company's current presentation of unrecognized tax benefits conforms with the amended guidance. Accordingly, there was no significant impact to the Company resulting from the guidance.

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

As of March 31, 2014, the Company’s financial assets and financial liabilities are presented below at fair value and were classified within the fair value hierarchy as follows (in thousands):

	Level 1	Level 2	Level 3	Balance as of March 31, 2014
Financial Assets
Money market funds	$7,718	$—	$—	$7,718
Certificates of deposit	1,384	—	—	1,384
Total financial assets	$9,102	$—	$—	$9,102
Financial Liabilities
Loans payable (1)	$—	$19,287	$—	$19,287
Credit facilities (1)	—	32,444	—	32,444
Convertible notes (1)	—	—	178,595	178,595
Compound embedded derivative liability	—	—	111,439	111,439
Currency interest rate swap derivative liability	—	3,409	—	3,409
Total financial liabilities	$—	$55,140	$290,034	$345,174

(1) These liabilities are carried on the condensed consolidated balance sheet on a historical basis.

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

The carrying amounts of certain financial instruments, such as cash equivalents, short term investments, accounts receivable, accounts payable and accrued liabilities, approximate fair value due to their relatively short maturities and low market interest rates, if applicable. The fair values of the loans payable, convertible notes and credit facilities are based on the present value of expected future cash flows and assumptions about current interest rates and the creditworthiness of the Company.

The following table provides a reconciliation of the beginning and ending balances for the convertible notes measured at fair value using significant unobservable inputs (Level 3) (in thousands):

2014
Balance at January 1	$131,952
Additions to convertible notes	31,200
Change in fair value of convertible notes	15,443
Balance at March 31	$178,595

The Company’s financial assets and financial liabilities as of December 31, 2013 are presented below at fair value and were classified within the fair value hierarchy as follows (in thousands):

	Level 1	Level 2	Level 3	Balance as of December 31, 2013
Financial Assets
Money market funds	$398	$—	$—	$398
Certificates of deposit	1,428	—	—	1,428
Total financial assets	$1,826	$—	$—	$1,826
Financial Liabilities
Loans payable	—	18,491	—	18,491
Credit facilities	—	7,571	—	7,571
Convertible notes	—	—	131,952	131,952
Compound embedded derivative liability	—	—	131,117	131,117
Currency interest rate swap derivative liability	—	3,600	—	3,600
Total financial liabilities	$—	$29,662	$263,069	$292,731

Derivative Instruments

The following table provides a reconciliation of the beginning and ending balances for the compound embedded derivative liability measured at fair value using significant unobservable inputs (Level 3) (in thousands):

2014
Balance at January 1	$131,117
Transfers in to Level 3 net of cancellation (1)	56,932
Total (income) loss from change in fair value of derivative liability	(76,610)
Balance at March 31	$111,439
______________
(1) Includes $1.1 million removal of derivative liability related to debt extinguishment.

The compound embedded derivative liability represents the fair value of the bifurcated conversion options that contain "make-whole" provisions or down round conversion price adjustment provisions of outstanding convertible promissory notes issued to Total Energies Nouvelles Activités USA (formerly known as Total Gas & Power USA, SAS, or “Total”) , as well as Tranche I Notes and Tranche II Notes (see Note 5, "Debt"). There is no current observable market for this type of derivative and, as such, the Company determined the fair value of the embedded derivative using a Monte Carlo simulation valuation model for the Total Notes and the binomial lattice model for the Tranche I Notes and Tranche II Notes. A Monte Carlo simulation valuation model combines expected cash outflows with market-based assumptions regarding risk-adjusted yields, stock price volatility, probability of a change of control and the trading information of the Company's common stock into which the notes are convertible. A binomial lattice model generates two probable outcomes - one up and another down - arising at each point in time, starting from the date of valuation until the maturity date. A lattice model was initially used to determine if the convertible notes would be converted, called or held at each decision point. Within the lattice model, the following assumptions are made: (i) the convertible notes will be converted early if the conversion value is greater than the holding value or (ii) the convertible notes will be called if the holding value is greater than both (a) redemption price and (b) the conversion value at the time. If the convertible notes are called, then the holder will maximize their value by finding the optimal decision between (1) redeeming at the redemption price and (2) converting the convertible notes. Using this lattice method, the Company valued the embedded derivative using the "with-and-without method", where the fair value of the convertible notes including the embedded derivative is defined as the "with", and the fair value of the convertible notes excluding the embedded derivative is defined as the "without". This method estimates the fair value of the embedded derivative by looking at the difference in the values between the convertible notes with the embedded derivative and the fair value of the convertible notes without the embedded derivative. The lattice model uses the stock price, conversion price, maturity date, risk-free interest rate, estimated stock volatility and estimated credit spread. The Company marks the compound embedded derivative to market due to the conversion price not being indexed to the Company's own stock. Except for the "make-whole interest" provision included in the conversion option, which is only required to be settled in cash upon a change of control at the noteholder's option, the compound embedded derivative will be settled in either cash or shares. As of March 31, 2014, the Company has sufficient common stock available to settle the conversion option in shares. As of March 31,

2014 and December 31, 2013, included in Derivative Liability on the condensed consolidated balance sheet is the Company's compound embedded derivative liability of $111.4 million and 131.1 million, respectively, which represents the fair value of the equity conversion option or a "make-whole" provision relating to the outstanding senior secured convertible promissory notes issued to Total, Tranche I Notes and Tranche II Notes as described above.

In June 2012, the Company entered into a loan agreement with Banco Pine S.A. (or "Banco Pine") under which Banco Pine provided the Company with a short term loan (referred to as the "Banco Pine Bridge Loan") (see Note 5, "Debt"). At the time of the Banco Pine Bridge Loan, the Company also entered into a currency interest rate swap arrangement with Banco Pine with respect to the repayment of R$22.0 million (approximately US$9.7 million based on the exchange rate as of March 31, 2014). The swap arrangement exchanges the principal and interest payments under the Banco Pine Bridge Loan of R$22.0 million entered into in July 2012 for alternative principal and interest payments that are subject to adjustment based on fluctuations in the foreign exchange rate between the U.S. dollar and Brazilian real. The swap has a fixed interest rate of 3.94%. Changes in the fair value of the swap are recognized in “Income from change in fair value of derivative instruments" in the condensed consolidated statements of operations.

Derivative instruments measured at fair value as of March 31, 2014 and December 31, 2013, and their classification on the condensed consolidated balance sheets and condensed consolidated statements of operations, are presented in the following tables (in thousands except contract amounts):

	Liability as of
	March 31, 2014		December 31, 2013
Type of Derivative Contract	Quantity of Short Contracts	Fair Value	Quantity of Short Contracts	Fair Value
Currency interest rate swap, included as net liability in derivative liability	1	3,409	1	$3,600

	Income Statement Classification	Three Months Ended March 31,
Type of Derivative Contract		2014	2013
		Gain (Loss) Recognized
Regulated fixed price futures contracts	Cost of products sold	$—
Currency interest rate swap	Gain (loss) from change in fair value of derivative instruments	$191	$65

4. Balance Sheet Components

Inventories, net

Inventories are stated at the lower of cost or market and consist of the following (in thousands):

	March 31, 2014	December 31, 2013
Raw materials	$2,323	$1,796
Work-in-process	4,707	7,292
Finished goods	4,038	1,800
Inventories, net	$11,068	$10,888

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets is comprised of the following (in thousands):

	March 31, 2014	December 31, 2013
Advances to contract manufacturers	$463	$7
Manufacturing catalysts	1,804	1,536
Recoverable VAT and other taxes	5,037	5,125
Other	2,276	2,850
Prepaid expenses and other current assets	$9,580	$9,518

Property, Plant and Equipment, net

Property, plant and equipment, net is comprised of the following (in thousands):

	March 31, 2014	December 31, 2013
Leasehold improvements	$39,147	$39,034
Machinery and equipment	98,977	96,585
Computers and software	8,826	8,509
Furniture and office equipment	2,568	2,535
Buildings	7,380	7,148
Vehicles	457	488
Construction in progress	43,308	41,387
	$200,663	$195,686
Less: accumulated depreciation and amortization	(59,501)	(55,095)
Property, plant and equipment, net	$141,162	$140,591

The Company's first, purpose-built, large-scale Biofene production plant in southeastern Brazil commenced operations in December 2012. This plant is located at Brotas in the state of São Paulo, Brazil and is adjacent to an existing sugar and ethanol mill, Paraíso Bioenergia. The Company's construction in progress consists primarily of the upfront plant design and the initial construction of a second large-scale production plant in Brazil, located at the Sao Martinho S.A. (or "SMSA") (formerly Usina São Martinho S.A.) sugar and ethanol mill (also in the state of São Paulo, Brazil).

Property, plant and equipment, net includes $3.4 million of machinery and equipment under capital leases as of March 31, 2014 and December 31, 2013. Accumulated amortization of assets under capital leases totaled $1.7 million and $1.5 million as of March 31, 2014 and December 31, 2013, respectively.

Depreciation and amortization expense, including amortization of assets under capital leases was $3.8 million and $4.4 million for the three months period ended March 31, 2014 and 2013, respectively.

The Company capitalizes interest costs incurred to construct plant and equipment. The capitalized interest is recorded as part of the depreciable cost of the asset to which it relates to and is amortized over the asset's estimated useful life. Interest cost capitalized as of March 31, 2014 and December 31, 2013 was $0.5 million and $0.5 million, respectively.

Other Assets

Other assets are comprised of the following (in thousands):

	March 31, 2014	December 31, 2013
Deposits on property and equipment, including taxes	$2,039	$1,970
Recoverable taxes from Brazilian government entities	6,860	6,599
Other	2,098	2,016
Total other assets	$10,997	$10,585

Accrued and Other Current Liabilities

Accrued and other current liabilities are comprised of the following (in thousands):

	March 31, 2014	December 31, 2013
Professional services	$2,307	$2,279
Accrued vacation	2,473	2,274
Payroll and related expenses	3,546	5,066
Tax-related liabilities	666	825
Deferred rent, current portion	1,111	1,111
Accrued interest	379	3,176
Contractual obligations to contract manufacturers	4,071	4,241
Customer advances	133	—
Other	972	2,249
Total accrued and other current liabilities	$15,658	$21,221

Derivative Liability

Derivative liability is comprised of the following (in thousands):

	March 31, 2014	December 31, 2013
Fair market value of swap obligation	$3,409	$3,600
Fair value of compound embedded derivative liability(1)	111,439	131,117
Total derivative liability	$114,848	$134,717
______________

(1)
The compound embedded derivative liability represents the fair value of the bifurcated conversion options that contain "make-whole" provisions or down round conversion proce adjustment provisions included in the outstanding Total Notes, the Tranche I Notes and Tranche II Notes (see Note 3, "Fair value of financial instruments" and Note 5, "Debt").

5. Debt

Debt is comprised of the following (in thousands):

	March 31, 2014	December 31, 2013
Credit facilities	$33,259	$8,767
Convertible notes	28,723	28,537
Related party convertible notes	90,952	89,499
Loans payable	25,645	25,259
Total debt	178,579	152,062
Less: current portion	(6,834)	(6,391)
Long-term debt	$171,745	$145,671

FINEP Credit Facility

In November 2010, the Company entered into a credit facility with Financiadora de Estudos e Projetos (referred to as the “FINEP Credit Facility”). This FINEP Credit Facility was extended to partially fund expenses related to the Company’s research and development project on sugarcane-based biodiesel (“FINEP Project”) and provided for loans of up to an aggregate principal amount of R$6.4 million (approximately US$2.8 million based on the exchange rate as of March 31, 2014), which is secured by a chattel mortgage on certain equipment of the Company as well as by bank letters of guarantee. All available credit under this facility is fully drawn.

Interest on loans drawn under the FINEP Credit Facility is fixed at 5% per annum. In case of default under or non-compliance with the terms of the agreement, the interest on loans will be dependent on the long-term interest rate as published by the Central Bank of Brazil (such rate, the “TJLP”). If the TJLP at the time of default is greater than 6%, then the interest will be 5% plus a TJLP adjustment factor, otherwise the interest will be at 11% per annum. In addition, a fine of up to 10% shall apply to the amount of any obligation in default. Interest on late balances will be 1% interest per month, levied on the overdue amount. Payment of the outstanding loan balance is being made in 81 monthly installments, which commenced in July 2012 and extends through March 2019. Interest on loans drawn and other charges are paid on a monthly basis and commenced in March 2011. As of March 31, 2014 and December 31, 2013, the total outstanding loan balance under this credit facility was R$5.0 million (approximately US$2.2 million based on the exchange rate as of March 31, 2014) and R$5.2 million (approximately US$2.2 million based on exchange rate as of December 31, 2013), respectively.

The FINEP Credit Facility contains the following significant terms and conditions:

•
the Company was required to share with FINEP the costs associated with the FINEP Project. At a minimum, the Company was required to contribute from its own funds approximately R$14.5 million (approximately US$6.4 million based on the exchange rate as of March 31, 2014) of which R$11.1 million was contributed prior to the release of the second disbursement. All four disbursements were completed and the Company has fulfilled all of its cost sharing obligations;

•
after the release of the first disbursement, prior to any subsequent drawdown from the FINEP Credit Facility, the Company was required to provide bank letters of guarantee of up to R$3.3 million in aggregate (approximately US$1.5 million based on the exchange rate as of March 31, 2014). On December 17, 2012 and prior to release of the second disbursement on December 26, 2012, the Company obtained the required bank letter of guarantees from Banco ABC Brasil S.A. (or "ABC"); and

•	amounts disbursed under the FINEP Credit Facility were required to be used towards the FINEP Project within 30 months after the contract execution.

BNDES Credit Facility

In December 2011, the Company entered into a credit facility with the Brazilian Development Bank (the bank is referred to as “BNDES” and the credit facility referred to as the “BNDES Credit Facility”) in the amount of R$22.4 million (approximately US$9.9 million based on the exchange rate as of March 31, 2014). This BNDES Credit Facility was extended as project financing for a production site in Brazil. The credit line is divided into an initial tranche of up to approximately R$19.1 million and an additional tranche of approximately R$3.3 million that becomes available upon delivery of additional guarantees. The credit line is available for 12 months from the date of the BNDES Credit Facility, subject to extension by the lender. The credit line was cancelled in 2013.
The principal of the loans under the BNDES Credit Facility is required to be repaid in 60 monthly installments, with the first installment paid in January 2013 and the last due in December 2017. Interest was due initially on a quarterly basis with the first installment due in March 2012. From and after January 2013, interest payments are due on a monthly basis together with principal payments. The loaned amounts carry interest of 7% per annum. Additionally, there is a credit reserve charge of 0.1% on the unused balance from each credit installment from the day immediately after it is made available through its date of use, when it is paid.

The BNDES Credit Facility is collateralized by a first priority security interest in certain of the Company's equipment and other tangible assets totaling R$24.9 million (approximately US$11.0 million based on the exchange rate as of March 31, 2014). The Company is a parent guarantor for the payment of the outstanding balance under the BNDES Credit Facility. Additionally, the Company was required to provide a bank guarantee equal to 10% of the total approved amount (R$22.4 million in total debt) available under this Credit Facility. For advances of the second tranche (above R$19.1 million), the Company is required to provide additional bank guarantees equal to 90% of each such advance, plus additional Company guarantees equal to at least 130% of such advance. The BNDES Credit Facility contains customary events of default, including payment failures, failure to satisfy other obligations under this credit facility or related documents, defaults in respect of other indebtedness, bankruptcy, insolvency and inability to pay debts when due, material judgments, and changes in control of Amyris Brasil. If any event of default occurs, the Lender may terminate its commitments and declare immediately due all borrowings under the facility. As of March 31, 2014 and December 31, 2013, the Company had R$14.3 million (approximately US$6.1 million based on the exchange rate as of March 31, 2014) and R$15.3 million (approximately US$6.5 million based on the exchange rate as of December 31, 2013), respectively, in outstanding advances under the BNDES Credit Facility.

Hercules Loan Facility

In March 2014, the Company entered into a loan and security agreement with Hercules Technology Growth Capital, Inc. (referred to as “Hercules”) to make available to Amyris a loan in the aggregate principal amount of up to $25.0 million (referred to as the "Hercules Loan Facility"). The Hercules Loan Facility generally becomes due on May 31, 2015 and accrues interest at a rate per annum equal to the greater of either the prime rate reported in the Wall Street Journal plus 6.25% or 9.5%. The maturity date is extended to February 1, 2017 if the Company completes a financing transaction for at least $50.0 million in additional cash proceeds by September 30, 2014. The Company may repay the loaned amounts before the maturity date if it pays an additional fee of 3% of the outstanding loans (1% if after the initial twelve-month period). The Company is also required to pay a 1% facility charge at the closing of the transaction, and a 10% end of term charge. In connection with the Hercules Loan Facility, Amyris agreed to certain customary representations and warranties and covenants, as well as certain covenants with respect to obtaining additional financing as described above and filing with the SEC an effective Registration on Form S-3 by no later than June 30, 2014 and certain performance covenants related to revenues and cash flows starting with the third quarter of 2014. If the Company does not complete a financing transaction for at least $50.0 million in additional cash proceeds by September 30, 2014, a forbearance fee of $10.0 million becomes due and is required to be paid on May 31, 2015. As of March 31, 2014 the total available amount of $25.0 million was fully drawn down by the Company.

Notes Payable

During the period between May 2008 and October 2008, the Company entered into notes payable agreements with the lessor of its headquarters under which it borrowed a total of $3.3 million for the purchase of tenant improvements, bearing an interest rate of 9.5% per annum and to be repaid over a period of 55 to 120 months. As of March 31, 2014 and December 31, 2013, no principal amount was outstanding under these notes payable. In June 2013, as part of the April 30, 2013 Amendment to the Company's operating lease for its headquarters, the Company recorded the elimination of these notes payable as a lease incentive and recorded approximately $1.4 million to deferred rent liability in the condensed consolidated balance sheet. The deferred rent liability is being amortized to expense over the remaining lease term.

Convertible Notes

In February 2012, the Company completed the sale of senior unsecured convertible promissory notes in an aggregate principal amount of $25.0 million pursuant to a securities purchase agreement, between the Company and certain investment funds affiliated with FMR LLC (referred to as the "Fidelity Securities Purchase Agreement"). The offering consisted of the sale of 3% senior unsecured convertible promissory notes with a March 1, 2017 maturity date and an initial conversion price equal to $7.0682 per share of the Company's common stock, subject to proportional adjustment for adjustments to outstanding common stock and anti-dilution provisions in case of dividends and distributions (referred to as the "Fidelity Notes"). As of March 31, 2014, the Fidelity Notes were convertible into an aggregate of up to 3,536,968 shares of the Company's common stock. Such note holders have a right to require repayment of 101% of the principal amount of the Fidelity Notes in an acquisition of the Company, and the notes provide for payment of unpaid interest on conversion following such an acquisition if the note holders do not require such repayment. The Fidelity Securities Purchase Agreement and Fidelity Notes include covenants regarding payment of interest, maintaining the Company's listing status, limitations on debt, maintenance of corporate existence, and filing of SEC reports. The Fidelity Notes include standard events of default resulting in acceleration of indebtedness, including failure to pay, bankruptcy and insolvency, cross-defaults, material adverse effect clauses and breaches of the covenants in the Fidelity Securities Purchase Agreement and Fidelity Notes, with default interest rates and associated cure periods applicable to the covenant regarding SEC reporting. Furthermore, the Fidelity Notes include restrictions on the amount of debt the Company is permitted to incur. With exceptions for certain existing debt, refinancing of such debt and certain other exclusions and waivers, the Fidelity Notes provide that the Company's total outstanding debt at any time cannot exceed the greater of $200.0 million or 50% of its consolidated total assets and its secured debt cannot exceed the greater of $125.0 million or 30% of its consolidated total assets. In connection with the Company’s closing of a short-term bridge loan for $35.0 million in October 2013, holders of the Fidelity Notes waived compliance with the debt limitations outlined above as to the $35.0 million bridge loan and the August 2013 Financing (defined below). In consideration for such waiver, the Company granted to holders of the Fidelity Notes or their affiliates, the right to purchase up to an aggregate of $7.6 million worth of convertible promissory notes in the first tranche of the August 2013 Financing.

In August 2013, the Company entered into that certain Securities Purchase Agreement, dated as of August 8, 2013 (referred to as the “August 2013 SPA”), for the sale of senior convertible promissory notes (referred to as the “August 2013 Notes”) to Maxwell (Mauritius) Pte Ltd (or “Temasek”) and Total, each of whom are existing stockholders of the Company. The August 2013 SPA contemplated the sale of up to an aggregate of $73.0 million in principal amount of the August 2013 Notes in a private placement (referred to as the “August 2013 Financing”) exempt from registration under the Securities Act of 1933, as amended, in an initial tranche of $42.6 million in aggregate principal amount and a second tranche of $30.4 million in aggregate principal amount.

In October 2013, the Company amended the August 2013 SPA to include certain entities affiliated with FMR LLC (referred to as the “Fidelity Entities”) in the first tranche of the August 2013 Financing. Pursuant to the amended agreement the Company sold senior convertible notes with an aggregate principal amount of $7.6 million to the Fidelity Entities (referred to as the "Tranche I Notes"). The Tranche I Notes are due sixty months from the date of issuance and will be convertible into the Company’s common stock at a conversion price equal to $2.44, which represents a 15% discount to a trailing 60-day weighted-average closing price of the common stock on The NASDAQ Stock Market (or “NASDAQ”) through August 7, 2013, subject to adjustment as described below. The Tranche I Notes are convertible at the option of the holder: (i) at any time after 18 months from the date of the August 2013 SPA, (ii) on a change of control of the Company and (iii) upon the occurrence of an event of default. The conversion price of the Tranche I Notes will be reduced to $2.15 if either (a) a specified Company manufacturing plant fails to achieve a total production of 1,000,000 liters within a run period of 45 days prior to June 30, 2014, or the Company fails to achieve gross margins from product sales of at least 5% prior to June 30, 2014, or (b) the Company reduces the conversion price of certain existing promissory notes held by Total prior to the repayment or conversion of the Tranche I Notes; provided, however, that, if both of the conditions described in clauses (a) and (b) occur, the conversion price of the Tranche I Notes shall be reduced to $1.87. Each Tranche I Note accrues interest from the date of issuance until the earlier of the date that such Tranche I Note is converted into the Company’s common stock or is repaid in full. Interest accrues at a rate of 5% per six months, compounded semiannually (with graduated interest rates of 6.5% applicable to the first 180 days and 8% applicable thereafter as the sole remedy should the Company fail to maintain NASDAQ listing status or at 6.5% for all other defaults). Interest for the first 30 months is payable in kind and added to the principal every six-months and thereafter, the Company may continue to pay interest in kind by adding to the principal every six-months or may elect to pay interest in cash. The Tranche I Notes may be prepaid by the Company after 30 months from the issuance date and initial interest payment date; thereafter the Company has the option to prepay the Tranche I Notes every six months at the date of payment of the semi-annual coupon.

As of March 31, 2014 and December 31, 2013, principal amount of $28.7 million and $28.6 million, respectively, were outstanding under these convertible notes, net of debt discount of $3.8 million and $4.0 million, respectively.

Related Party Convertible Notes
Total R&D Convertible Notes

In July 2012, the Company entered into an agreement with Total that expanded Total's investment in the Biofene collaboration with the Company, provided new structure for a joint venture (referred to as the "Fuels JV") to commercialize the products encompassed by the diesel and jet fuel research and development program (or, the "Program"), and established a convertible debt structure for the collaboration funding from Total (referred to as the "July 2012 Agreements").

The purchase agreement for the notes related to the funding from Total (referred to as the "Total Purchase Agreement") provides for the sale of an aggregate of $105.0 million in notes as follows:

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

The notes issued to Total have a maturity date of March 1, 2017, an initial conversion price equal to $7.0682 per share for the notes issued under the initial closing and an initial conversion price equal $3.08 per share for the notes issued under the second closing. The notes to be issued to Total in the third closing described above will have an initial conversion price equal to $4.11 subject to stockholder approval of an amendment to the conversion price of such notes at the Company’s 2014 annual meeting, which amendment reduced the conversion price of the notes to be issued in the third closing from $7.0682 to $4.11, subject to stockholder approval. The notes bear interest of 1.5% per annum (with a default rate of 2.5%), accruing from the date of funding and payable at maturity or on conversion or a change of control where Total exercises the right to require the Company to repay the notes. Accrued interest is cancelled if the notes are cancelled based on a “Go” decision (see Note 8, "Significant Agreements"). The agreements contemplate that the research and development efforts under the Program may extend through 2016, with a series of “Go/No Go” decisions (see Note 8, "Significant Agreements") by Total through such date tied to funding by Total. The notes issuable under the third closing will be senior secured promissory notes, pursuant to the exchange agreed to by Total and the Company in December 2013.

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

In connection with a December 2012 private placement of the Company’s common stock involving certain existing stockholders of the Company (see Note 10, "Stockholders Deficit", Total elected to participate in the private placement by exchanging approximately $5.0 million of its $53.3 million in senior unsecured convertible promissory notes into 1,677,852 of the Company's common stock at $2.98 per share. As such, $5.0 million of Total's outstanding $53.3 million in senior unsecured convertible promissory notes was cancelled. The cancellation of the debt was treated as an extinguishment of debt in accordance with the guidance outlined in ASC 470-50. As a result of the exchange and cancellation of the $5.0 million debt the Company recorded a loss from extinguishment of debt of $0.9 million.

In March 2013, the Company entered into a letter agreement with Total (referred to as the "March 2013 Letter Agreement") under which Total agreed to waive its right to cease its participation in the parties' fuels collaboration at the July 2013 decision point and committed to proceed with the July 2013 funding tranche of $30.0 million (subject to the Company's satisfaction of the relevant closing conditions for such funding in the Total Purchase Agreement). As consideration for this waiver and commitment, the Company agreed to:

•
reduce the conversion price for the senior unsecured convertible promissory notes to be issued in connection with such funding from $7.0682 per share to a price per share equal to the greater of (i) the consolidated closing bid price of the Company's common stock on the date of the March 2013 Letter Agreement, plus $0.01, and (ii) $3.08 per share, provided that the conversion price would not be reduced by more than the maximum possible amount permitted under the rules of NASDAQ such that the new conversion price would require the Company to obtain stockholder consent; and

•
grant Total a senior security interest in the Company's intellectual property, subject to certain exclusions and subject to release by Total when the Company and Total enter into final documentation regarding the establishment of the Fuels JV.

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

The conversion prices of the notes issued under the Total Purchase Agreement are subject to adjustment for proportional adjustments to outstanding common stock and under anti-dilution provisions in case of certain dividends and distributions. Total has a right to require repayment of 101% of the principal amount of the notes in the event of a change of control of the Company and the notes provide for payment of unpaid interest on conversion following such a change of control if Total does not require such repayment. The Total Purchase Agreement and notes include covenants regarding payment of interest, maintenance of the Company's listing status, limitations on debt, maintenance of corporate existence, and filing of SEC reports. The notes include standard events of default resulting in acceleration of indebtedness, including failure to pay, bankruptcy and insolvency, cross-defaults, and breaches of the covenants in the purchase agreement and notes, with added default interest rates and associated cure periods applicable to the covenant regarding SEC reporting. Furthermore, the notes include restrictions on the amount of debt the Company is permitted to incur. With exceptions for certain existing debt, refinancing of such debt and certain other exclusions and waivers, the notes provide that the Company's total outstanding debt at any time cannot exceed the greater of $200.0 million or 50% of its consolidated total assets and its secured debt cannot exceed the greater of $125.0 million or 30% of its consolidated total assets. In connection with the Company’s closing of a short-term bridge loan for $35.0 million provided by Temasek in October 2013, Total waived compliance with the debt limitations outlined above as to the $35.0 million bridge loan and the August 2013 Financing.

On April 1, 2014, the Company and Total entered into a letter agreement dated as of March 29, 2014 (referred to as March 2014 Letter Agreement) to amend the Amended and Restated Master Framework Agreement entered into as of December 2, 2013 (included as part of JV Documents, as defined below) and the Total Purchase Agreement. Under the March 2014 Letter Agreement, the Company agreed to (i) amend the conversion price of the convertible notes to be issued in the third closing under the Total Purchase Agreement from $7.0682 to $4.11 (or the “New Conversion Price”) subject to stockholder approval at the Company's 2014 annual meeting (to the extent required by applicable law or regulation), (ii) extend the period during which Total may exchange for other Company securities certain outstanding convertible promissory notes issued under the July 2012 Agreements from June 30, 2014 to the later of December 31, 2014 and the date on which the Company shall have raised $75.0 million of equity and/or convertible debt financing (excluding any convertible promissory notes issued pursuant to the Total Purchase Agreement), (iii) eliminate the Company’s ability to qualify, in a disclosure letter to Total, certain of the representations and warranties that the Company must make at the closing of any third closing sale, and (iv) beginning on March 31, 2014, provide Total with monthly reporting on the Company’s cash, cash equivalents and short-term investments. In consideration of these agreements, Total agreed to waive its right not to consummate the closing of the issuance of the third closing notes if it decides not to proceed with the collaboration and makes a "No-Go" decision with respect thereto, subject to the Company obtaining stockholder approval of the issuance of the third closing notes at the New Conversion Price.

August 2013 Financing Convertible Notes and 2013 Bridge Loans

In connection with the August 2013 Financing, the Company entered into the August 2013 SPA with Total and Temasek to sell up to $73.0 million in convertible promissory notes in private placements, with such notes to be sold and issued over a period of up to 24 months from the date of signing. The August 2013 SPA provided for the August 2013 Financing to be divided into two tranches (the first tranche for $42.6 million and the second tranche for $30.4 million), each with differing closing conditions. Of the total possible purchase price in the financing, $60.0 million to be paid in the form of cash by Temasek ($35.0 million in the first tranche and up to $25.0 million in the second tranche) and $13.0 million to be paid by the exchange and cancellation of outstanding convertible promissory notes held by Total in connection with its exercise of pro rata rights ($7.6 million in the first tranche and $5.4 million in the second tranche). The August 2013 SPA included requirements that the Company meet certain production milestones before the second tranche would become available, obtain stockholder approval prior to completing any closing of the transaction, and issue a warrant to Temasek to purchase 1,000,000 shares of the Company's common stock at an exercise price of $0.01 per share, exercisable only if Total converts notes previously issued to Total in the second closing under the Total Purchase Agreement. In September 2013, prior to the initial closing of the August 2013 Financing, the Company's stockholders approved the issuance in the private placement of up to $110.0 million aggregate principal amount of senior convertible promissory notes, the issuance of a warrant to purchase 1,000,000 shares of the Company's common stock and the issuance of the common stock issuable upon conversion or exercise of such notes and warrant, which approval included the transactions contemplated by the August 2013 Financing.

In September 2013, the Company entered into a bridge loan agreement with an existing investor to provide additional cash availability of up to $5.0 million. As of March 31, 2014, the Company had not drawn any funds from the agreement and the facility expired in October 2013 in accordance with its terms.

In October 2013, the Company sold and issued a bridge note to Temasek (referred to as the “Temasek Bridge Note”) in exchange for a bridge loan of $35.0 million. The Temasek Bridge Note was due on February 2, 2014 and accrued interest at a rate of 5.5% quarterly from the October 4, 2013 date of issuance. The Temasek Bridge Note was cancelled on October 16, 2013 as payment for Temasek’s purchase of Tranche I Notes in the first tranche of the August 2013 Financing as further described below.

In October 2013, the Company amended the August 2013 SPA to include Fidelity Entities in the first tranche of the August 2013 Financing with an investment amount of $7.6 million, and to proportionally increase the amount acquired by exchange and cancellation of outstanding convertible promissory notes held by Total in connection with its exercise of pro rata rights to $14.6 million($9.2 million in the first tranche and up to $5.4 million in the second tranche). Also in October 2013, the Company completed the closing of the first tranche of the August 2013 Financing, issuing a total of $51.8 million in Tranche I Notes for cash proceeds of $7.6 million and cancellation of outstanding convertible promissory notes of $44.2 million, of which $35.0 million resulted from cancellation of the Temasek Bridge Note and the remaining $9.2 million from the exchange and cancellation of an outstanding convertible note held by Total. As a result of the exchange and cancellation of the $35.0 million Temasek Bridge Note and the $9.2 million Total convertible note for the Tranche I Notes, the Company recorded a loss from extinguishment of debt of $19.9 million. The Tranche I Notes are due sixty months from the date of issuance and will be convertible into the Company’s common stock at a conversion price equal to $2.44, which represents a 15% discount to a trailing 60-day weighted-average closing price of the common stock on NASDAQ through August 7, 2013, subject to adjustment as described below. The Tranche I Notes are convertible at the option of the holder: (i) at any time after 18 months from the date of the August 2013 SPA, (ii) on a change of control of the Company and (iii) upon the occurrence of an event of default. The conversion price of the Tranche I Notes will be reduced to $2.15 if a specified Company manufacturing plant fails to achieve a total production of 1.0 million liters within a run period of 45 days prior to June 30, 2014, the Company fails to achieve gross margins from product sales of at least 5% prior to June 30, 2014, or the Company reduces the conversion price of certain existing promissory notes held by Total prior to the repayment or conversion of the Tranche I Notes. If either of the production and margin milestones occur, and in addition, the Company reduces the conversion price of certain existing promissory notes held by Total prior to the repayment or conversion of the Tranche I Notes, the conversion price of the Tranche I Notes will be reduced to $1.87. Each Tranche I Note accrues interest from the date of issuance until the earlier of the date that such Tranche I Note is converted into the Company’s common stock or is repaid in full. Interest accrues at a rate of 5% per six months, compounded semiannually (with graduated interest rates of 6.5% applicable to the first 180 days and 8% applicable thereafter as the sole remedy should the Company fail to maintain NASDAQ listing status or at 6.5% for all other defaults). Interest for the first 30 months is payable in kind and added to the principal every six-months and thereafter, the Company may continue to pay interest in kind by adding to the principal every six-months or may elect to pay interest in cash. The Tranche I Notes may be prepaid by the Company after 30 months from the issuance date and initial interest payment; thereafter the Company has the option to prepay the Tranche I Notes every six months at the date of payment of the semi-annual coupon.

In January 2014, the Company sold and issued, for face value, approximately $34.0 million of convertible promissory notes in the second tranche of the August 2013 Financing (referred to as the “Tranche II Notes”). At the closing, Temasek purchased

$25.0 million of the Tranche II Notes and Wolverine Asset Management, LLC (referred to as “Wolverine”) purchased $3.0 million of the Tranche II Notes, each for cash. Total purchased approximately $6.0 million of the Tranche II Notes through cancellation of the same amount of principal of previously outstanding convertible promissory notes held by Total. As a result of the exchange and cancellation of the $6.0 million Total convertible note for the Tranche II Notes, the Company recorded a loss from extinguishment of debt of $9.4 million. The Tranche II Notes will be due sixty months from the date of issuance and will be convertible into shares of common stock at a conversion price equal to $2.87, which represents a trailing 60-day weighted-average closing price of the common stock on NASDAQ through August 7, 2013, subject to adjustment as described below. Specifically, the Tranche II Notes are convertible at the option of the holder (i) at any time 12 months after issuance, (ii) on a change of control of the Company, and (iii) upon the occurrence of an event of default. Each Tranche II Note will accrue interest from the date of issuance until the earlier of the date that such Tranche II Note is converted into common stock or repaid in full. Interest will accrue at a rate per annum equal to 10%, compounded annually (with graduated interest rates of 13% applicable to the first 180 days and 16% applicable thereafter as the sole remedy should the Company fail to maintain NASDAQ listing status or at 12% for all other defaults). Interest for the first 36 months shall be payable in kind and added to principal every year following the issue date and thereafter, the Company may continue to pay interest in kind by adding to principal on every year anniversary of the issue date or may elect to pay interest in cash.

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

As of March 31, 2014 and December 31, 2013, $43.4 million and $37.9 million, respectively, was outstanding under the Tranche I and Tranche II Notes, net of debt discount of $34.9 million and $6.3 million, respectively. The debt discount is the result of the bifurcation of the conversion options that contain "make-whole" provisions or down round conversion price adjustment provisions associated with the outstanding debt. For the three months period ending March 31, 2014 and 2013, the Company recorded a loss from extinguishment of debt from the exchange and cancellation of related party convertible notes of $9.4 million and zero, respectively.

JVCO Convertible Notes

In December 2013, in connection with the execution of a Shareholders Agreement and License Agreement and related documents (collectively, referred to as the "JV Documents") entered into by and among Amyris, Total and Total Amyris BioSolutions B.V. (or "JVCO") relating to the establishment of JVCO (see Note 7, "Joint Venture and Noncontrolling Interest"), Amyris (i) exchanged the $69.0 million of the outstanding Total unsecured convertible notes and issued a replacement 1.5% senior secured convertible notes, in principal amounts equal to the principal amount of each cancelled note (the “Replacement Notes”), (ii) granted to Total a security interest in and lien on all Amyris’ rights, title and interest in and to Amyris’ shares in the capital of JVCO and (iii) agreed that any securities to be purchased and sold at the third closing under the Total Purchase Agreement by Total shall be 1.5%, senior secured convertible notes instead of senior unsecured convertible notes. As a consequence of executing the JV Documents and forming JVCO, the security interests in all of the Company’s intellectual property, granted by Amyris in favor of Total, Temasek, and certain Fidelity Entities pursuant the Restated Intellectual Property Security Agreement dated as of October 16, 2013, were automatically terminated effective as of December 2, 2013 upon Total’s and the Company’s joint written notice to Temasek.

As of March 31, 2014 and December 31, 2013, $47.4 million and $51.5 million, respectively, was outstanding under these notes, net of debt discount of $15.5 million and $17.6 million, respectively.

Loans Payable

In December 2009, the Company entered into a loans payable agreement with the lessor of its Emeryville pilot plant under which it borrowed a total of $0.3 million, bearing an interest rate of 10.0% per annum and to be repaid over a period of 96 months. As of March 31, 2014 and December 31, 2013, there was no amount outstanding under the loan. In June 2013, as part of the April 30, 2013 amendment entered into regarding the Company's operating lease for its headquarters, the Company recorded the elimination of this loan payable as a lease incentive and recorded approximately $0.2 million to deferred rent liability in the condensed consolidated balance sheet. The deferred rent liability is being amortized to expense over the remaining lease term.

In July 2012, the Company entered into a Note of Bank Credit and a Fiduciary Conveyance of Movable Goods Agreement (together, referred to as the "July 2012 Bank Agreements") with each of Nossa Caixa Desenvolvimento (or “Nossa Caixa”) and Banco Pine S.A. (or “Banco Pine”). Under the July 2012 Bank Agreements, the Company pledged certain farnesene production assets as collateral for the loans of R$52.0 million. The Company's total acquisition cost for such pledged assets was approximately R$68.0 million (approximately US$30.1 million based on the exchange rate as of March 31, 2014). The Company is also a parent guarantor for the payment of the outstanding balance under these loan agreements. Under the July 2012 Bank Agreements, the Company could borrow an aggregate of R$52.0 million (approximately US$22.2 million based on the exchange rate as of March 31, 2014) as financing for capital expenditures relating to the Company's manufacturing facility located in Brotas, Brazil. Specifically, Banco Pine, agreed to lend R$22.0 million and Nossa Caixa agreed to lend R$30.0 million. The funds for the loans are provided by BNDES, but are guaranteed by the lenders. The loans have a final maturity date of July 15, 2022 and bear a fixed interest rate of 5.5% per year. The loans are also subject to early maturity and delinquency charges upon occurrence of certain events including interruption of manufacturing activities at the Company's manufacturing facility in Brotas, Brazil for more than 30 days, except during sugarcane off-season. For the first two years that the loans are outstanding, the Company is required to pay interest only on a quarterly basis. After August 15, 2014, the Company is required to pay equal monthly installments of both principal and interest for the remainder of the term of the loans. As of March 31, 2014 and December 31, 2013, a principal amount of $23.0 million and $22.2 million, respectively, was outstanding under these loan agreements.

In October 2013, the Company borrowed $0.6 million from a third party lender to pay for the Company's current insurance premiums. The loan is payable in nine monthly installments of principal and interest. Interest accrues at a rate of 3.24% per annum. As of March 31, 2014 and December 31, 2013, the outstanding unpaid loan balance was $0.2 million and $0.4 million, respectively.

In February 2014, the Company borrowed $0.2 million from a third party lender to pay for the Company's consolidated VIE's current insurance premiums. The loan is payable in ten monthly installments of principal and interest. Interest accrues at a rate of 5.95% per annum. As of March 31, 2014 and December 31, 2013, the outstanding unpaid loan balance was $0.2 million and zero, respectively.

In March 2013, the Company entered into a one-year-term export financing agreement with ABC for approximately $2.5 million to fund exports through March 2014. This loan is collateralized by future exports from the Company's subsidiary in Brazil. As of March 31, 2014, the loan was fully paid.

In March 2014, the Company entered into an additional a one-year-term export financing agreement with ABC for approximately 2.2 million to fund exports through March 2015. This loan is collateralized by future exports from the Company's subsidiary in Brazil. As of March 31, 2014, the principal amount outstanding under this agreement was $2.2 million.

Letters of Credit

In June 2012, the Company entered into a letter of credit agreement for $1.0 million under which it provided a letter of credit to the landlord of its headquarters in Emeryville, California, in order to cover the security deposit on the lease. This letter of credit is secured by a certificate of deposit. Accordingly, the Company has $0.9 million as restricted cash as of March 31, 2014 and December 31, 2013.

Future minimum payments under the debt agreements as of March 31, 2014 are as follows (in thousands):

Years ending December 31:	Related Party Convertible Debt	Convertible Debt	Loans Payable	Credit Facility
2014 (Remaining Nine Months)	$—	$375	$5,199	$3,587
2015	—	750	4,004	13,245
2016	—	750	3,830	17,281
2017	66,558	25,446	3,671	7,261
2018	112,909	12,066	3,515	459
Thereafter	9,669	4,801	11,198	128
Total future minimum payments	189,136	44,188	31,417	41,961
Less: amount representing interest(1)	(98,184)	(15,465)	(5,772)	(8,702)
Present value of minimum debt payments	90,952	28,723	25,645	33,259
Less: current portion	—	—	(4,700)	(2,134)
Noncurrent portion of debt	$90,952	$28,723	$20,945	$31,125
(1) Including debt discount of $54.6 million related to the embedded derivative associated with the related party and non-related party convertible debt which will be accreted to interest expense under the effective interest method over the term of the convertible debt.

6. Commitments and Contingencies

Lease Obligations

The Company leases certain facilities and finances certain equipment under operating and capital leases, respectively. Operating leases include leased facilities and capital leases include leased equipment (see Note 4, "Balance Sheet Components"). The Company recognizes rent expense on a straight-line basis over the non-cancellable lease term and records the difference between rent payments and the recognition of rent expense as a deferred rent liability. Where leases contain escalation clauses, rent abatements, and/or concessions, such as rent holidays and landlord or tenant incentives or allowances, the Company applies them as a straight-line rent expense over the lease term. The Company has non-cancellable operating lease agreements for office, research and development, and manufacturing space that expire at various dates, with the latest expiration in February 2031. Rent expense under operating leases was $1.4 million and $0.7 million for the three months period ended March 31, 2014 and 2013, respectively.

Future minimum payments under the Company's lease obligations as of March 31, 2014, are as follows (in thousands):

Years ending December 31:	Capital Leases	Operating Leases	Total Lease Obligations
2014 (Remaining Nine Months)	$732	$4,796	$5,528
2015	289	6,618	6,907
2016	—	6,600	6,600
2017	—	6,581	6,581
2018	—	6,669	6,669
Thereafter	—	32,269	32,269
Total future minimum lease payments	1,021	$63,533	$64,554
Less: amount representing interest	(33)
Present value of minimum lease payments	988
Less: current portion	(988)
Long-term portion	$—

Guarantor Arrangements

The Company has agreements to indemnify its officers and directors for certain events or occurrences while the officers or directors are serving in their official capacities. The indemnification period remains enforceable for the officer's or director’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a director and officer insurance policy that limits its exposure and enables the Company to recover a portion of any future payments. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal. Accordingly, the Company had no liabilities recorded for these agreements as of March 31, 2014 and December 31, 2013.

The Company entered into the FINEP Credit Facility to finance a research and development project on sugarcane-based biodiesel (see Note 5, "Debt"). The FINEP Credit Facility is guaranteed by a chattel mortgage on certain equipment of the Company. The Company's total acquisition cost for the equipment under this guarantee is approximately R$6.0 million (approximately US$2.7 million based on the exchange rate as of March 31, 2014).

The Company entered into the BNDES Credit Facility to finance a production site in Brazil (see Note 5, "Debt").The BNDES Credit Facility is collateralized by a first priority security interest in certain of the Company's equipment and other tangible assets with a total acquisition cost of R$24.9 million (approximately US$11.0 million based on the exchange rate as of March 31, 2014). The Company is a parent guarantor for the payment of the outstanding balance under the BNDES Credit Facility. Additionally, the Company is required to provide certain bank guarantees under the BNDES Credit Facility. Accordingly, the Company has a $0.7 million and $0.7 million as restricted cash as of March 31, 2014 and December 31, 2013, respectively.

The Company entered into loan agreements and security agreement where the Company pledged certain farnesene production assets as collateral (the fiduciary conveyance of movable goods) with each of Nossa Caixa and Banco Pine (see Note 5, "Debt"). The Company's total acquisition cost for the farnesene production assets pledged as collateral under these agreements is approximately R$68.0 million (approximately US$30.1 million based on the exchange rate as of March 31, 2014). The Company is also a parent guarantor for the payment of the outstanding balance under these loan agreements.

The Company has an export financing agreement for approximately $2.5 million for a one year term to fund exports through March 2014. This loan is collateralized by future exports from the Amyris Brasil. As of March 31, 2014 the loan was fully paid. The Company has signed another export financing agreement with the same bank for approximately $2.2 million for a one year term to fund exports through March 2015. The Company is in the process of providing its guarantee for this financing arrangement.

Under an operating lease agreement for its office facilities in Brazil, which commenced on November 15, 2011, the Company is required to maintain restricted cash or letters of credit equal to 3 months of rent of approximately R$0.2 million (approximately US$0.1 million based on the exchange rate as of March 31, 2014) in the aggregate as a guarantee that the Company will meet its performance obligations under such operating lease agreement.

In October 2013, the Company entered into a letter agreement with Total relating to the Temasek Bridge Note and to the closing of the August 2013 Financing (referred to as the "Amendment Agreement") (see Note 5, "Debt"). In the August 2013 Financing, the Company was required to provide the purchasers under the August 2013 SPA with a security interest in the Company’s intellectual property if Total still held such security interest as of the initial closing of the August 2013 Financing. Under the terms of a previous Intellectual Property Security Agreement by and between the Company and Total (referred to as the "Security Agreement"), the Company had previously granted a security interest in favor of Total to secure the obligations of the Company under certain convertible promissory notes issued and issuable to Total under the Company’s purchase agreement with Total. The Security Agreement provided that such security interest would terminate if Total and the Company entered into certain agreements relating to the formation of the Fuels JV. In connection with Total’s agreement to (i) permit the Company to grant the security interest under the Temasek Bridge Note and the August 2013 Financing and (ii) waive a secured debt limitation contained in the outstanding convertible promissory notes held by Total (referred to as the “Total Securities”), the Company entered into the Amendment Agreement. Under the Amendment Agreement, the Company agreed to reduce, effective December 2, 2013, the conversion price for the Total Securities issued in 2012 (approximately $48.3 million of which are outstanding as of the date hereof) from $7.0682 per share to $2.20, the market price per share of the Company’s common stock as of the signing of the Amendment Agreement, as determined in accordance with applicable NASDAQ rules, unless the Company and Total entered into the JV Documents on or prior to December 2, 2013. The Company and Total entered into the JV agreements on December 2, 2013 and the Amendment Agreement and all security interests thereunder were automatically terminated.

In December 2013, in connection with the execution of JV Documents entered into by and among Amyris, Total and JVCO relating to the establishment of the JVCO (see Note 5, "Debt" and Note 7, "Joint Venture and Noncontrolling Interest"), Amyris

agreed to exchange the $69.0 million outstanding Total unsecured convertible notes and issue replacement 1.5% senior secured convertible notes, in principal amounts equal to the principal amount of each Replacement Notes and grant a security interest to Total in and lien on all Amyris’ rights, title and interest in and to Amyris’ shares in the capital of the JVCO. Following execution of the JV Documents, all notes that may be issued in connection with the third closing under the Total Purchase Agreement between Total and the Company (up to $21.7 million in the aggregate; with up to $10.9 million in principal amount of such remaining notes to be issued by July 31, 2014, and up to an additional $10.9 millionin principal amount of such remaining notes to be issued by January 31, 2015) shall be senior secured convertible notes instead of senior unsecured convertible notes.

In March 2014, The Company and Hercules Technology Growth Capital, Inc. entered into a loan and security agreement to make available to the Company a loan in the aggregate principal amount of up to$25.0 million. Loans under the facility are secured by various liens, including a lien on certain Company intellectual property. In connection with the Hercules loan, the Company agreed to certain customary representations and warranties and covenants, as well as certain covenants with respect to obtaining additional financing as described above and performance covenants related to revenues and cash flows starting with the third quarter of 2014. If the Company does not achieve the equity financing covenant, a forbearance fee of $10.0 million becomes due and is required to be paid at the end of the initial term of the loan. The Company borrowed the full amount available under the facility and received the funds on March 31, 2014.

Purchase Obligations

As of March 31, 2014, the Company had $8.6 million in purchase obligations which included $8.1 million in non-cancellable contractual obligations and construction commitments, of which $4.0 million have been accrued as loss on purchase commitments.

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

7. Joint Ventures and Noncontrolling Interest

SMA Indústria Química S.A.

In April 2010, the Company established SMA Indústria Química (or "SMA"), a joint venture with Sao Martinho S.A. (or "SMSA") (formerly Usina São Martinho S.A.), to build a production facility in Brazil. SMA is located at the SMSA mill in Pradópolis, São Paulo state. The joint venture agreements establishing SMA have a 20 year initial term.

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

The joint venture agreements require the Company would fund the construction costs of the new facility and SMSA would reimburse the Company up to R$61.8 million (approximately US$27.3 million based on the exchange rate as of March 31, 2014) of the construction costs after SMA commences production. After commercialization, the Company would market and distribute Amyris renewable products produced by SMA and SMSA would sell feedstock and provide certain other services to SMA. The cost of the feedstock to SMA would be a price that is based on the average return that SMSA could receive from the production of its current products, sugar and ethanol. The Company would be required to purchase the output of SMA for the first four years at a price that guarantees the return of SMSA’s investment plus a fixed interest rate. After this four year period, the price would be set to guarantee a break-even price to SMA plus an agreed upon return.

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

The Company has a 50% ownership interest in SMA. The Company has identified SMA as a variable interest entity (or "VIE") pursuant to the accounting guidance for consolidating VIEs because the amount of total equity investment at risk is not sufficient to permit SMA to finance its activities without additional subordinated financial support, as well as because the related commercialization agreement provides a substantive minimum price guarantee. Under the terms of the joint venture agreement, the Company directs the design and construction activities, as well as production and distribution. In addition, the Company has the obligation to fund the design and construction activities until commercialization is achieved. Subsequent to the construction phase, both parties equally fund SMA for the term of the joint venture. Based on those factors, the Company was determined to have the power to direct the activities that most significantly impact SMA’s economic performance and the obligation to absorb losses and the right to receive benefits. Accordingly, the financial results of SMA are included in the Company’s consolidated financial statements and amounts pertaining to SMSA’s interest in SMA are reported as noncontrolling interests in subsidiaries.

The Company completed a significant portion of the construction of the new facility in 2012. The Company suspended construction of the facility in order to focus on completing and operating the Company's smaller production facility in Brotas, Brazil. In February 2014, the Company entered into an amendment to the joint venture agreement with SMSA which updated and documented certain preexisting business plan requirements related to the start-up of construction at the joint venture operated plant and set forth, among other things, (i) the extension of the deadline for the commencement of operations at the joint venture operated plant to no later than 18 months following the construction of the plant, which shall occur no later than March 31, 2017, and (ii) the extension of an option held by SMSA to build a second large-scale farnesene production facility to no later than December 31, 2018 with the commencement of operations at such second facility to occur no later than April 1, 2019.

Novvi S.A.

In June 2011, the Company entered into joint venture agreements with Cosan Combustíveis e Lubrificantes S.A. and Cosan S.A. Industria e Comércio (such Cosan entities, collectively or individually, “Cosan”), related to the formation of a joint venture to focus on the worldwide development, production and commercialization of base oils made from Biofene for the automotive, commercial and industrial lubricants markets (referred to as the "Original JV Agreement"). The parties originally envisioned operating their joint venture through Novvi S.A., a Brazilian entity jointly owned by Cosan and Amyris Brasil.

Under the Original JV Agreement and related agreements, the Company and Cosan each owned 50% of the Novvi S.A. and each party would share equally in any costs and any profits ultimately realized by Novvi S.A. The joint venture agreement had an initial term of 20 years from the date of the Original JV Agreement, subject to earlier termination by mutual written consent or by a non-defaulting party in the event of specified defaults by the other party. The shareholders' agreement had an initial term of 10 years from the date of the agreement, subject to earlier termination if either the Company or Cosan ceases to own at least 10% of the voting stock of Novvi S.A. Since its formation, Novvi S.A. had minimal operating activities while the Company and Cosan continued to determine and finalize the strategy and operating activities for the joint venture. Upon determination by the Company and Cosan that the joint venture should be operated out of a U.S. entity, the operating activities of Novvi S.A. ceased. The Company has identified that Novvi S.A. is a VIE and determined that the power to direct activities, which most significantly impact the economic success of the joint venture, is equally shared between the Company and Cosan. Accordingly, the Company is not the primary beneficiary and therefore accounts for its investment in Novvi S.A. under the equity method of accounting.

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

Novvi LLC

In September 2011, the Company and Cosan US, Inc. (or Cosan U.S.) formed Novvi LLC, a U.S. entity that is jointly owned by the Company and Cosan U.S. (or "Novvi"). In March 2013, the Company and Cosan U.S. entered into agreements to (i) expand their base oils joint venture to also include additives and lubricants and (ii) operate their joint venture exclusively through Novvi. Specifically, the parties entered into an Amended and Restated Operating Agreement for Novvi (referred to as the "Operating Agreement"), which sets forth the governance procedures for Novvi and the joint venture and the parties' initial contribution. The Company also entered into an IP License Agreement with Novvi (referred to as the "IP License Agreement") under which the Company granted Novvi (i) an exclusive (subject to certain limited exceptions for the Company), worldwide, royalty-free license to develop, produce and commercialize base oils, additives, and lubricants derived from Biofene for use in automotive and industrial lubricants markets and (ii) a non-exclusive, royalty-free license, subject to certain conditions, to manufacture Biofene solely for its own products. In addition, both the Company and Cosan U.S. granted Novvi certain rights of first refusal with respect to alternative base oil and additive technologies that may be acquired by the Company or Cosan U.S. during the term of the IP License Agreement. Under these agreements, the Company and Cosan U.S. will each own 50% of Novvi and each party will share equally in any costs and any profits ultimately realized by the joint venture. Novvi is governed by a six member Board of Managers (or the "Board Managers"), with three managers represented by each investor. The Board of Managers appoints the officers of Novvi, who are responsible for carrying out the daily operating activities of Novvi as directed by the Board of Managers. The IP License Agreement has an initial term of 20 years from the date of the agreement, subject to standard early termination provisions such as uncured material breach or a party's insolvency. Under the terms of the Operating Agreement, Cosan U.S. is obligated to fund its 50% ownership share of Novvi in cash in the amount of $10.0 million and the Company is obligated to fund its 50% ownership share of Novvi through the granting of an IP License to develop, produce and commercialize base oils, additives, and lubricants derived from Biofene for use in the automotive, commercial and industrial lubricants markets which has been agreed upon by Cosan U.S. and Amyris valued at $10.0 million. In March 2013, the Company measured its initial contribution of intellectual property to Novvi at the Company's carrying value of the licenses granted under the IP License Agreement, which was zero. Additional funding requirements to finance the ongoing operations of Novvi are expected to happen through revolving credit or other loan facilities provided by unrelated parties (i.e. such as financial institutions); cash advances or other credit or loan facilities provided by the Company and Cosan U.S. or their affiliates; or additional capital contributions by the Company and Cosan U.S.

The Company has identified Novvi as a VIE and determined that the power to direct activities, which most significantly impact the economic success of the joint venture (i.e. continuing research and development, marketing, sales, distribution and manufacturing of Novvi products), is equally shared between the Company and Cosan U.S. Accordingly, the Company is not the primary beneficiary and therefore accounts for its investment in Novvi under the equity method of accounting. The Company will continue to reassess its primary beneficiary analysis of Novvi if there are changes in events and circumstances impacting the power to direct activities that most significantly affect Novvi's economic success. Under the equity method, the Company's share of profits and losses are included in “Other income (expense), net” in the condensed consolidated statements of operations. For the three month period ended March 31, 2014, the Company recorded no amounts for its share of Novvi's net loss as the carrying amount of the Company's investment in Novvi was zero and losses in excess of the carrying amount were offset by the accretion of the Company's share in the basis difference resulting from the parties' initial contribution. The Company recorded zero and $2.5 million of revenue from the research and development activities that it has performed on behalf of Novvi for the three months period ended March 31, 2014 and 2013, respectively.

Total Amyris BioSolutions B.V.

In November 2013, the Company and Total formed JVCO. The common equity of JVCO is jointly owned (50%/50%) by the Company and Total, and the preferred equity of JVCO is 100% owned by the Company. The Parties have agreed that JVCO’s purpose is limited to executing the License Agreement and maintaining such licenses under it, unless and until either (i) Total elects to go forward with either the full (diesel and jet fuel) JVCO commercialization program or the jet fuel component of the JVCO commercialization program (referred to as a “Go Decision”), (ii) Total elects to not continue its participation in the R&D Program and JVCO (referred to as a “No-Go Decision”), or (iii) Total exercises any of its rights to buy out the Company’s interest in JVCO. Following a Go Decision, the articles and shareholders’ agreement would be amended and restated to be consistent with the shareholders’ agreement contemplated by the July 2012 Agreements (see Note 5, "Debt" and Note 8, "Significant Agreements").

The JVCO has an initial capitalization of €0.1 million (approximately US$0.1 million based on the exchange rate as of March 31, 2014). The Company has identified JVCO as a VIE and determined that the Company is not the primary beneficiary and therefore accounts for its investment in JVCO under the equity method of accounting. Under the equity method, the Company's share of profits and losses are included in "Other income (expense), net" in the condensed consolidated statements of operations. No later than six months prior to July 31, 2016, the Company and Total shall amend the July 2012 Agreements to reflect the corporate structure of JVCO, amend and restate the articles of association of JVCO, finalize and agree on a five-year plan and an initial budget, maximize economic viability and value of JVCO and enter into the Total license agreement. The Company will reevaluate its assessment in 2016 based on the specific terms of the final shareholders' agreement.

Glycotech

In January 2011, the Company entered into a production service agreement (referred to as the "Glycotech Agreement") with Glycotech, Inc. (or "Glycotech"), under which Glycotech provides process development and production services for the manufacturing of various Company products at its leased facility in Leland, North Carolina. The Company products manufactured by Glycotech are owned and distributed by the Company. Pursuant to the terms of the production Glycotech Agreement, the Company is required to pay the manufacturing and operating costs of the Glycotech facility, which is dedicated solely to the manufacture of Amyris products. The initial term of the Glycotech Agreement was for a two year period commencing on February 1, 2011 and the Glycotech Agreement renews automatically for successive one-year terms, unless terminated by the Company. Concurrent with the Glycotech Agreement, the Company also entered into a Right of First Refusal Agreement with the lessor of the facility and site leased by Glycotech (referred to as the "ROFR Agreement"). Per conditions of the ROFR Agreement, the lessor agreed not to sell the facility and site leased by Glycotech during the term of the Glycotech Agreement. In the event that the lessor is presented with an offer to sell or decides to sell an adjacent parcel, the Company has the right of first refusal to acquire it.

The Company has determined that the arrangement with Glycotech qualifies as a VIE. The Company determined that it is the primary beneficiary of this arrangement since it has the power through the management committee over which it has majority control to direct the activities that most significantly impact Glycotech's economic performance. In addition, the Company is required to fund 100% of Glycotech's actual operating costs for providing services each month while the facility is in operation under the Glycotech Agreement. Accordingly, the Company consolidates the financial results of Glycotech. As of March 31, 2014, the carrying amounts of the consolidated VIE's assets and liabilities were not material to the Company's condensed consolidated financial statements.

The table below reflects the carrying amount of the assets and liabilities of the two consolidated VIEs for which the Company is the primary beneficiary. As of March 31, 2014, the assets include $22.3 million in property, plant and equipment, $4.0 million in other assets and $0.5 million in current assets. The liabilities include $0.2 million in accounts payable and accrued current liabilities and $0.3 million in loan obligations by Glycotech to its shareholders that are non-recourse to the Company. The creditors of each consolidated VIE have recourse only to the assets of that VIE.

	March 31,	December 31,
(In thousands)	2014	2013
Assets	$26,862	$25,730
Liabilities	$473	$229

The change in noncontrolling interest for the three months period ended March 31, 2014 and 2013 is summarized below (in thousands):

	2014	2013
Balance at January 1	$(584)	$(877)
Foreign currency translation adjustment	(23)	(9)
Gain (loss) attributable to noncontrolling interest	(29)	299
Balance at March 31	$(636)	$(587)

8. Significant Agreements

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

In February 2014, the Company entered into an amendment to the joint development and license agreement with the collaboration partner noted in the preceding paragraph to proceed with the second phase of the collaboration and the development of a certain fragrance ingredient. For the three months period ended March 31, 2014 revenue recognized under this agreement was not material.

Collaboration Partner Master Collaboration and Joint Development Agreement

In March 2013, the Company entered into a Master Collaboration Agreement with the collaboration partner to establish a collaboration for the development and commercialization of multiple renewable flavors and fragrances (referred to as "F&F") compounds. Under this agreement, except for rights granted under preexisting collaboration relationships, the Company granted the collaboration partner exclusive access for such compounds to specified Company intellectual property for the development and commercialization of F&F products in exchange for research and development funding and a profit sharing arrangement. The agreement superseded and expanded the prior collaboration agreement between the Company and collaboration partner.

The agreement provides annual, up-front funding to the Company by the collaboration partner of $10.0 million for each of the first three years of the collaboration. The initial payment of $10.0 million was received by the Company in March 2013 and the second payment was received in March 2014. For the three months period ended March 31, 2014 and 2013, the Company recognized revenue of $2.5 million and $0.4 million under this agreement. The agreement contemplates additional funding by the collaboration partner of up to $5.0 million under three potential milestone payments, as well as additional funding by the collaboration partner on a discretionary basis.

Kuraray Collaboration Agreement

In March 2014, the Company entered into the Second Amended and Restated Collaboration Agreement with Kuraray Co., Ltd. (or “Kuraray”) in order to extend the term of the original agreement dated July 21, 2011 for an additional two years and add additional fields and products to the scope of development. In consideration for the Company’s agreement to extend the term of th

e original collaboration agreement and add additional fields and products, Kuraray will pay the Company $4.0 million in two (2) equal installments of $2.0 million with due dates of April 30, 2014 and April 30, 2015.

9. Goodwill and Intangible Assets

The following table presents the components of the Company's intangible assets (in thousands):

		March 31, 2014			December 31, 2013
	Useful Life in Years	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
In-process research and development	Indefinite	$8,560	$—	$8,560	$8,560	$—	$8,560
Acquired licenses and permits	2	772	(772)	—	772	(772)	—
Goodwill	Indefinite	560	—	560	560	—	560
		$9,892	$(772)	$9,120	$9,892	$(772)	$9,120

The following table presents the activity of intangible assets for the three months period ended March 31, 2014 (in thousands):

	December 31, 2013				March 31, 2014
	Net Carrying Value	Additions	Adjustments	Amortization	Net Carrying Value
In-process research and development	$8,560	$—	$—	$—	$8,560
Acquired licenses and permits	—	—	—	—	—
Goodwill	560	—	—	—	560
	$9,120	$—	$—	$—	$9,120

The intangible assets acquired through the Draths Corporation acquisition in October 2011 of in-process research and development of $8.6 million and goodwill of $0.6 million are treated as indefinite lived intangible assets until completion or abandonment of the projects, at which time the assets will be amortized over the remaining useful life or written-off, as appropriate. If the carrying amount of the assets is greater than the measures of fair value, impairment is considered to have occurred and a write-down of the asset is recorded. Any finding that the value of its intangible assets has been impaired would require the Company to write-down the impaired portion, which could reduce the value of its assets and reduce (increase) its net income (loss) for the year in which the related impairment charges occur. As of March 31, 2014 and December 31, 2013, no impairment of the goodwill and intangible assets was recorded.

Acquired licenses and permits are amortized using a straight-line method over its estimated useful life. Amortization expense for this intangible was zero and $32,000 for the three months period ended March 31, 2014 and 2013, respectively. As of March 31, 2014, acquired licenses and permits were fully amortized.

10. Stockholders’ Deficit

Evergreen Shares for 2010 Equity Plan and 2010 ESPP

In January 2014, the Company's Board of Directors (or "Board") approved an increase to the number of shares available for issuance under the Company's 2010 Equity Incentive Plan (or "Equity Plan") and the 2010 Employee Stock Purchase Plan (or "ESPP"). These shares represent an automatic annual increase in the number of shares available for issuance under the Equity Plan and the ESPP of 3,833,141 and 766,628, respectively. These increases equal 5% and 1%, respectively of 76,662,812 shares, the total outstanding shares of the Company’s common stock as of December 31, 2013. This automatic increase was effective as of January 1, 2014. Shares available for issuance under the Equity Plan and ESPP were initially registered on a registration statement on Form S-8 filed with the Securities and Exchange Commission on October 1, 2010 (Registration No. 333-169715). The Company filed registration statements on Form S-8 on April 14, 2014 (Registration No. 333-195259) with respect to the shares added by the automatic increase on January 1, 2014.

Common Stock

As of December 31, 2013, the Company was authorized to issue 200,000,000 shares of common stock pursuant to the Company’s amended and restated certificate of incorporation. The Board has approved and submitted to the Company’s stockholders for approval at the Company’s 2014 Annual meeting of stockholders the amendment of the Company’s certificate of incorporation to increase its authorized number of shares of common stock to 300,000,000. Assuming approval by the Company's stockholders, such amendment to the certificate of incorporation would become effective as soon as practicable following the Company's annual meeting. Holders of the Company’s common stock are entitled to dividends as and when declared by the Board, subject to the rights of holders of all classes of stock outstanding having priority rights as to dividends. There have been no dividends declared to date. The holder of each share of common stock is entitled to one vote.

Preferred Stock

Pursuant to the Company’s certificate of incorporation, the Company is authorized to issue 5,000,000 shares of preferred stock. The Board has the authority, without action by its stockholders, to designate and issue shares of preferred stock in one or more series and to fix the rights, preferences, privileges and restrictions thereof. As of March 31, 2014 and March 31, 2013, the Company had no convertible preferred stock outstanding.

Common Stock Warrants

In December 2011, in connection with a capital lease agreement, the Company issued warrants to purchase 21,087 shares of the Company's common stock at an exercise price of $10.67 per share. The Company estimated the fair value of these warrants as of the issuance date to be $0.2 million and recorded these warrants as other assets, amortizing them subsequently over the term of the lease. The fair value was based on the contractual term of the warrants of 10 years, risk free interest rate of 2%, expected volatility of 86% and zero expected dividend yield. These warrants remain unexercised and outstanding as of March 31, 2014.

In October 2013, in connection with the issuance of the Temasek Tranche I Notes (see Note 5, "Debt"), the Company issued contingently exercisable warrants to purchase 1,000,000 shares of the Company's common stock at an exercise price of $0.01 per share. The Company estimated the fair value of these warrants as of the issuance date at $1.3 million and recorded these warrants as debt issuance cost to be amortized over the term of the note. The fair-value was calculated using a Monte Carlo simulation valuation model based on the contractual term of the warrants of 3.4 years, risk free interest rate of 0.77%, expected volatility of 45% and zero expected dividend yield. These warrants remain unexercised and outstanding as of March 31, 2014.

Each of these warrants includes a cashless exercise provision which permits the holder of the warrant to elect to exercise the warrant without paying the cash exercise price, and receive a number of shares determined by multiplying (i) the number of shares for which the warrant is being exercised by (ii) the difference between the fair market value of the stock on the date of exercise and the warrant exercise price, and dividing such by (iii) the fair market value of the stock on the date of exercise. During three months period ended March 31, 2014 and 2013, no warrants were exercised through the cashless exercise provision.

11. Stock-Based Compensation

The Company’s stock option activity and related information for the three months period ended March 31, 2014 was as follows:

	Number Outstanding	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
				(in thousands)
Outstanding - December 31, 2013	8,409,605	$7.39	7.4	$12,393
Options granted	216,840	$3.69
Options exercised	(276,886)	$3.03
Options cancelled	(171,966)	$8.75
Outstanding - March 31, 2014	8,177,593	$7.41	7.3	$3,234
Vested and Expected to vest after March 31, 2014	7,673,696	$7.62	7.2	$2,900
Exercisable at March 31, 2014	3,955,408	$10.07	6.0	$542

The aggregate intrinsic value of options exercised under all option plans was $0.5 million and $0.2 million for the three months period ended March 31, 2014 and 2013, respectively, determined as of the date of option exercise.

The Company’s restricted stock units (or RSU) and restricted stock activity and related information for the three months period ended March 31, 2014 was as follows:

	RSUs	Weighted-Average Grant-Date Fair Value	Weighted Average Remaining Contractual Life (Years)
Outstanding - December 31, 2013	2,316,437	$4.30	0.9
Awarded	—	$—	—
Vested	(134,330)	$13.98	—
Forfeited	(39,333)	$3.05	—
Outstanding - March 31, 2014	2,142,774	$3.70	1.2
Expected to vest after March 31, 2014	1,992,487	$3.70	0.6

The following table summarizes information about stock options outstanding as of March 31, 2014:

	Options Outstanding			Options Exercisable
Exercise Price	Number of Options	Weighted- Average Remaining Contractual Life (Years)	Weighted-Average Exercise Price	Number of Options	Weighted-Average Exercise Price
$0.10—$2.75	835,473	7.8	$2.54	202,076	$2.18
$2.76—$2.79	850,645	9.1	$2.79	—	$—
$2.81—$2.89	959,525	9.1	$2.87	57,093	$2.88
$2.94—$3.23	835,981	8.6	$3.04	262,593	$3.07
$3.44—$3.83	238,432	9.6	$3.59	42,152	$3.55
$3.86—$3.86	907,514	7.7	$3.86	443,895	$3.86
$3.93—$4.06	855,116	4.1	$3.95	800,949	$3.94
$4.31—$10.64	836,145	5.7	$6.49	727,981	$6.32
$11.20—$19.61	858,346	6.6	$16.19	630,249	$16.20
$20.41—$30.17	1,000,416	6.4	$23.76	788,420	$23.60
$0.10—$30.17	8,177,593	7.3	$7.41	3,955,408	$10.07

Stock-Based Compensation Expense

Stock-based compensation expense related to options and restricted stock units granted to employees and nonemployees was allocated to research and development expense and sales, general and administrative expense as follows (in thousands):

	Three Months Ended March 31,
	2014	2013
Research and development	$798	$1,247
Sales, general and administrative	2,716	2,946
Total stock-based compensation expense	$3,514	$4,193

.

As of March 31, 2014, there was unrecognized compensation expense of $12.7 million related to stock options, and the Company expects to recognize this expense over a weighted average period of 2.53 years. As of March 31, 2014, there was unrecognized compensation expense of $2.8 million related to RSUs, and the Company expects to recognize this expense over a weighted average period of 1.53 years.

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

	Three Months Ended March 31,
	2014	2013
Expected dividend yield	—%	—%
Risk-free interest rate	2.0%	1.2%
Expected term (in years)	6.2	6.1
Expected volatility	76%	84%

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

Nonemployee Stock–Based Compensation

During each of the three months period ended March 31, 2014 and 2013, the Company granted nonemployee options to purchase 20,000 shares of its common stock, respectively, to nonemployees in exchange for services. Compensation expense of $42,000 and $15,000 was recorded for the three months period ended March 31, 2014 and 2013, respectively, for stock-based options granted to nonemployees. The nonemployee options were valued using the Black-Scholes option pricing model.

During the three months period ended March 31, 2014 and 2013, no restricted stock units, were granted to nonemployees. A reduction of $3,000 and $24,000 in stock-based compensation expense was recorded by the Company for the three months period ended March 31, 2014 and 2013, respectively, for the restricted stocks granted to nonemployees.

The fair value of nonemployee stock options was estimated using the following weighted-average assumptions:

	Three Months Ended March 31,
	2014	2013
Expected dividend yield	—%	—%
Risk-free interest rate	1.8%	1.3%
Expected term (in years)	6.1	6.7
Expected volatility	76%	84%

12. Employee Benefit Plan

The Company established a 401(k) Plan to provide tax deferred salary deductions for all eligible employees. Participants may make voluntary contributions to the 401(k) Plan up to 90% of their eligible compensation, limited by certain Internal Revenue Service (referred to as the "IRS") restrictions. Effective January 2014, the Company implemented a discretionary employer match plan whereby the Company will match employee contributions up to the IRS limit or 90% of compensation, with a minimum one year of service required for vesting. The total matching amount for the three months ended March 31, 2014 was $0.1 million.

13. Related Party Transactions

Letter Agreements with Total

In March 2013 and March 2014, respectively, the Company entered into letter agreements with Total that reduced the respective conversion prices of certain convertible promissory notes issuable under the Total Purchase Agreement, as described under “Related Party Convertible Notes” in Note 5, "Debt."

Related Party Financings

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

In August 2013, the Company entered into a securities purchase agreement by and among the Company, Total and Temasek, each a beneficial owner of more than 5% of the Company's existing common stock at the time of the transaction, for a private placement of convertible promissory notes in an aggregate principal amount of $73.0 million. The initial closing of the August 2013 Financing was completed in October 2013 for the sale of approximately$42.6 million of these Tranche I Notes and the second closing of the August 2013 Financing for the sale of approximately $30.4 million of these Tranche II Notes was completed in January 2014.

In September 2013, the Company entered into a bridge loan agreement with an existing investor to provide additional cash availability of up to $5.0 million as needed before the initial closing of the August 2013 Financing. The Company did not use this facility and it expired in October 2013 in accordance with its terms.

In October 2013, the Company sold and issued a senior secured promissory note to Temasek for a bridge loan of $35.0 million. The note was due on February 2, 2014 and accrued interest at a rate of 5.5% each four months from October 4, 2013 (with a rate of 2% per month if a default occurred). The note was cancelled as payment for the investor’s purchase of Tranche I Notes in the October 2013 Financing.

In December 2013, the Company agreed to issue to Temasek $25.0 million of Tranche II Notes for cash. Total purchased approximately $6.0 million of Tranche II Notes through cancellation of the same amount of principal of previously outstanding convertible promissory notes held by Total (in respect of Total’s preexisting contractual right to maintain its pro rata ownership position through such cancellation). Such financing transactions closed in January 2014 (see Note 5, "Debt").

In December 2013 the Company agreed (i) to exchange the $69.0 million outstanding Total unsecured convertible notes and issue a replacement 1.5% senior secured convertible notes, in principal amounts equal to the principal amount of each cancelled note (see Note 5, "Debt") and (ii) that all notes issued in connection with a third closing under the Total Purchase Agreement will be senior secured convertible notes instead of senior unsecured convertible notes (see Note 5, "Debt").

As of March 31, 2014 and December 31, 2013, $91.0 million and $89.5 million, respectively, was outstanding under convertible notes with related parties, net of debt discount of $47.4 million and $23.9 million, respectively. For the three months period ending March 31, 2014 and 2013, the Company recorded a loss from extinguishment of debt from the exchange and cancellation of related party convertible notes of $9.4 million, and zero, respectively (see Note 5, "Debt").

The fair value of the derivative liability related to the related party convertible notes as of March 31, 2014 and December 31, 2013 is $99.6 million and $116.8 million, respectively. For the three months period ended March 31, 2014 and 2013, the Company recognized a $57.1 million and $1.1 million gain from change in fair value of the derivative, respectively, related to these derivative liabilities (see Note 3, "Fair Value of Financial Instruments").

Related Party Revenue

The Company recognized related party revenue from Novvi for the three months period ended March 31, 2014 and 2013, of zero and $2.5 million of revenue from the research and development activities that it has performed on behalf of Novvi. The related party accounts receivables from Novvi as of March 31, 2014, was $0.5 million.

The Company recognized related party revenue from Total for the three months period ended March 31, 2014, of $3,000 from product sales. The related party accounts receivables from Total as of March 31, 2014, was $0.2 million.

Joint Venture

In November 2013, the Company and Total formed JVCO as discussed above under “Joint Venture and Noncontrolling Interest” in Note 7.

14. Income Taxes

For the three months ended March 31, 2014 and 2013, the Company recorded a provision for income taxes of $111,000 and $236,000, respectively. The provision for income taxes for the three months ended March 31, 2014 and 2013 consisted of an accrual of Brazilian withholding tax on intercompany interest liability. Other than the above mentioned provision for income tax, no additional provision for income taxes has been made, net of the valuation allowance, due to cumulative losses since the commencement of operations.

As of March 31, 2014, the IRS has completed its audit of the Company for tax year 2008 which concluded that there were no adjustments resulting from the audit. While the statutes are closed for tax year 2008, the US federal tax carryforwards (net operating losses and tax credits) may be adjusted by the IRS in the year in which the carryforward is utilized.

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

Revenues by geography are based on the location of the customer. The following tables set forth revenue and long-lived assets by geographic area (in thousands):

Revenues

	Three Months Ended March 31,
	2014	2013
United States	$1,974	$5,564
Brazil	648	818
Europe	3,353	225
Asia	66	1,262
Total	$6,041	$7,869

Long-Lived Assets

	March 31, 2014	December 31, 2013
United States	$51,743	$54,015
Brazil	88,750	85,891
Europe	669	685
Total	$141,162	$140,591

16. Comprehensive Income (Loss)

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

The components of accumulated other comprehensive loss are as follows (in thousands):

	March 31, 2014	December 31, 2013
Foreign currency translation adjustment, net of tax	(17,231)	(20,087)
Total accumulated other comprehensive loss	$(17,231)	$(20,087)

17. Net Income (Loss) Attributable to Common Stockholders and Net Income (Loss) per Share

The Company computes net income (loss) per share in accordance with ASC 260, “Earnings per Share.” Basic net income (loss) per share of common stock is computed by dividing the Company’s net income (loss) attributable to Amyris, Inc. common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per share of common stock is computed by giving effect to all potentially dilutive securities, including stock options, restricted stock units, common stock warrants, convertible promissory note using the treasury stock method or the as converted method, as applicable. For the three months period ended March 31, 2013, basic net loss per share was the same as diluted net loss per share because the inclusion of all potentially dilutive securities outstanding was anti-dilutive. As such, the numerator and the denominator used in computing both basic and diluted net loss are the same.

The following table presents the calculation of basic and diluted net loss per share of common stock attributable to Amyris, Inc. common stockholders (in thousands, except share and per share amounts):

	Three Months Ended March 31
	2014	2013
Numerator:
Net income (loss) attributable to Amyris, Inc. common stockholders	$16,385	$(32,614)
Interest on convertible debt	1,657	—
Accretion of debt discount	1,588	—
Gain from change in fair value of derivative instruments	(59,272)	—
Net income (loss) attributable to Amyris, Inc. common stockholders after assumed conversion	$(39,642)	$(32,614)

Denominator:
Weighted average shares of common stock outstanding for basic EPS	76,830,388	73,306,860
Basic earnings (loss) per share	$0.21	$(0.44)

Weighted average shares of common stock outstanding	76,830,388	73,306,860
Effect of dilutive securities:
Convertible promissory notes	40,267,588	—
Weighted common stock equivalents	40,267,588	—

Diluted weighted-average common shares	117,097,976	73,306,860
Diluted earnings (loss) per share	$(0.34)	$(0.44)

The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share of common stock because including them would have been anti-dilutive:

	Three Months Ended March 31
	2014	2013

Period-end stock options to purchase common stock	8,177,593	8,345,400
Convertible promissory notes	13,293,065	11,077,785
Period-end common stock subject to repurchase	—	301
Period-end common stock warrants	1,021,087	21,087
Period-end restricted stock units	2,142,774	1,712,899
Total	24,634,519	21,157,472

18. Subsequent Events

Subsequent events have been evaluated and there are no events relative to the Company’s consolidated financial statements that require additional disclosure.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and the related notes that appear elsewhere in this Form 10-Q. These discussions contain forward-looking statements reflecting our current expectations that involve risks and uncertainties which are subject to safe harbors under the Securities Act of 1933, as amended, or the Securities Act, and the Securities Exchange Act of 1934, as amended, or the Exchange Act. These forward looking statements include, but are not limited to, statements concerning our strategy of achieving a significant reduction in net cash outflows in 2014, future production capacity and other aspects of our future operations, ability to improve our production efficiencies, future financial position, future revenues, projected costs, expectations regarding demand and acceptance for our technologies, growth opportunities and trends in the market in which we operate, prospects and plans and objectives of management. The words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “will,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward looking statements. These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those in the forward-looking statements, including, without limitation, the risks set forth in Part II, Item 1A, “Risk Factors,” in this Quarterly Report on Form 10-Q and in our other filings with the Securities and Exchange Commission. We do not assume any obligation to update any forward-looking statements.

Trademarks

Amyris®, the Amyris logo, Biofene® and No Compromise® are trademarks or registered trademarks of Amyris, Inc. This report also contains trademarks and trade names of other businesses that are the property of their respective holders.

Overview

Amyris, Inc. (referred to as the Company, Amyris, we, us, or our) is a renewable products company focused on providing sustainable alternatives to a broad range of petroleum-sourced products. We developed innovative microbial engineering and screening technologies that modify the way microorganisms process sugars. We are using our proprietary synthetic biology platform to design microbes, primarily yeast, and use them as living factories in established fermentation processes to convert plant-sourced sugars into renewable hydrocarbons. We are developing, and, in some cases, already commercializing, products from these hydrocarbons in several target industry sectors, including cosmetics, lubricants, flavors and fragrances, performance materials, and transportation fuels. We call these No Compromise products because we design them to perform comparably to or better than currently available products.

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

Total Relationship

In July 2012 and December 2013, we entered into a series of agreements to establish a research and development program and form a joint venture with Total Energies Nouvelles Activités USA (formerly known as Total Gas & Power USA, SAS, and referred to as Total) to produce and commercialize Biofene-based diesel and jet fuels, and successfully formed such joint venture in December 2013. With an exception for our fuels business in Brazil, the collaboration and joint venture established the exclusive means for us to develop, produce and commercialize fuels from Biofene. We granted the joint venture exclusive licenses under certain of our intellectual property to make and sell joint venture products. We also granted the joint venture, in the event of a buy-out of our interest in the joint venture by Total (which Total is entitled to do under certain circumstances described below), a non-exclusive license to optimize or engineer yeast strains used by us to produce farnesene for the joint venture’s diesel and jet fuels. As a result of these licenses, Amyris generally no longer has an independent right to make or sell Biofene fuels outside of Brazil.

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

On April 1, 2014, we and Total entered into a letter agreement dated as of March 29, 2014 (referred to as the March 2014 Letter Agreement) to amend the Amended and Restated Master Framework Agreement entered into as of December 2, 2013 (included as part of documents entered into in connection with the Total joint venture). Under the March 2014 Letter Agreement, we agreed to (i) amend the conversion price of the remaining $21.7 million of convertible notes from $7.0682 to $4.11 (or the New Conversion Price) subject to stockholder approval at our 2014 annual meeting (to the extent required by applicable law or regulation), (ii) extend the period during which Total may exchange for other Amyris securities certain outstanding convertible promissory notes issued under the July 2012 purchase agreement that we entered into with Total from June 30, 2014 to the later of December 31, 2014 and the date on which we shall have raised $75.0 million of equity and convertible debt financing (excluding any convertible promissory notes issued pursuant to the Total Purchase Agreement), (iii) eliminate our ability to qualify, in a disclosure letter to Total, certain of the representations and warranties that we must make at the third closing of any sale thereunder, and (iv) provide Total with monthly reporting on our cash, cash equivalents and short-term investments. In consideration of these agreements, Total agreed to waive its right not to consummate the closing of the issuance of the third closing notes if it decides not to proceed with the collaboration and makes a "No-Go" decision with respect thereto, subject to us obtaining stockholder approval of the issuance of the of securities at a third closing sale at the New Conversion Price.

Sales and Revenue

To commercialize our initial Biofene-derived product, squalane, in the cosmetics sector for use as an emollient, we have entered into certain marketing and distribution agreements in Europe, Asia, and North America. As an initial step towards commercialization of Biofene-based diesel, we have entered into agreements with municipal fleet operators in Brazil. Pursuant to our agreements with Total, future commercialization of our diesel products outside of Brazil would generally occur exclusively through JVCO. Our diesel fuel is supplied to the largest Company in Brazil's fuel distribution segment which blends our product with petroleum diesel, and sells to a number of bus fleet operators. For the industrial lubricants market, we established a joint venture with Cosan for the worldwide development, production and commercialization of renewable base oils in the lubricant sector.

Financing

In 2013 through the first quarter of 2014, we completed multiple financings involving loans, convertible debt and equity offerings. We completed private placements of 6,567,299 shares of common stock in 2013 for aggregate proceeds of $20.0 million, of which $15.0 million was from the receipt of funds from a private placement that closed in December 2012. We raised $72.6 million in 2013 from an offering of senior unsecured convertible promissory notes pursuant to the August 2013 Financing and research and development funding from Total.

In December 2012, we completed a private placement of 14,177,849 shares of common stock for aggregate proceeds of $37.2 million and the cancellation of $5.0 million worth of outstanding senior unsecured convertible promissory notes we previously issued to Total in exchange for approximately 1,677,852 shares of common stock. Under the December 2012 purchase agreement and related documents, the purchase of a portion of the shares, representing $15.0 million of the proceeds from that transaction, was settled in January 2013. Cash received as of December 31, 2012 in the December 2012 financing, net of the note conversion and the January 2013 settlement, was $22.2 million. In January 2013, we received the $15.0 million proceeds from the private placement offering that closed in December 2012. Consequently we issued 5,033,557.0 shares of the 14,177,849 shares of Amyris' common stock issuable pursuant to such private placement.

In March 2013, we completed a private placement of 1,533,742 of our common stock to Biolding Investment SA ("Biolding")for aggregate proceeds of $5.0 million. This private placement represented the final tranche of Biolding's preexisting contractual obligation to fund $15.0 million upon satisfaction by us of certain criteria associated with the commissioning of our production plant in Brotas, Brazil.

In March 2013, we entered into a letter agreement with Total (referred to as the "March 2013 Letter Agreement"). Under the March 2013 Letter Agreement, we sold and issued a $10.0 million senior unsecured convertible note to Total with an initial conversion price of $3.08 per share in June 2013. Subsequently, in July 2013, we sold and issued a $20.0 million senior unsecured convertible note to Total with the same initial conversion price of $3.08 per share as the note sold in June 2013. The July 2013 purchase and sale completed Total's commitment to purchase $30.0 million of such notes by July 2013.

In October 2013, we completed an additional private placement of convertible promissory notes in the August 2013 Financing as described in more detail below under "Liquidity and Capital Resources.".

In December 2013, we agreed to complete an additional private placement of a portion of the second tranche of convertible promissory notes in the August 2013 Financing as described in more detail below under "Liquidity and Capital Resources." On January 15, 2014, we completed the offering of convertible promissory notes in the second tranche of the August 2013 Financing.

On March 28, 2014, we and Kuraray Co., Ltd. (or Kuraray) entered into a securities purchase agreement under which we agreed to sell shares of our common stock at a price equal to the greater of $2.88 per share or the average daily closing prices per share on the NASDAQ Stock Market for the three month period ending March 27, 2014 for an aggregate purchase price of $4.0 million. On April 14, 2014, we completed the sale of common stock to Kuraray and issued 943,396 shares of our common stock at a price per share of $4.24 for aggregate proceeds of approximately $4.0 million.

In March 2014, we entered into a loan and security agreement with Hercules Technology Growth Capital, Inc. to make available a loan in the aggregate principal amount of up to $25.0 million (or the Hercules Loan Facility). The Hercules Loan Facility generally becomes due on May 31, 2015 and accrues interest at a rate per annum equal to the greater of either the prime rate reported in the Wall Street Journal plus 6.25% or 9.5%. The maturity date is extended to February 1, 2017 if we complete a financing transaction for at least $50.0 million in additional cash proceeds by September 30, 2014. We may repay the loaned amounts before the maturity date if we pay an additional fee of 3% of the outstanding loans (1% if after the initial twelve-month period). We are also required to pay a 1% facility charge at the closing of the transaction, and a 10% end of term charge. In connection with the Hercules Loan Facility, we agreed to certain customary representations and warranties and covenants, as well as certain covenants with respect to obtaining additional financing and the obligation to raise additional funds pursuant to an effective Registration Statement on Form S-3, as described above and performance covenants related to revenues and cash flows starting with the third quarter of 2014. If we do not complete a financing transaction for at least $50.0 million in additional cash proceeds by September 30, 2014, a forbearance fee of $10.0 million becomes due and is required to be paid at the end of the initial term of the facility. As of March 31, 2014 we had fully drawn the total available amount of $25.0 million.

Liquidity

We have incurred significant losses since our inception and believe that we will continue to incur losses and negative cash flow from operations into at least 2014. As of March 31, 2014, we had an accumulated deficit of $805.1 million and had cash, cash equivalents and short term investments of $49.1 million. We have significant outstanding debt and contractual obligations related to purchase commitments, as well as capital and operating leases. As of March 31, 2014, our debt, net of discount of $54.6 million, totaled $178.6 million, of which $6.8 million matures within the next twelve months. Additionally, our debt agreements contain various covenants, including restrictions on business that could cause us to be at risk of defaults.

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

Results of Operations

Comparison of Three Months Ended March  31, 2014 and 2013

Revenues

	Three Months Ended March 31,		Year-to Year Change	Percentage Change
	2014	2013
	(Dollars in thousands)
Revenues
Renewable product sales	$2,842	$2,980	$(138)	(5)%
Related party renewable product sales	3	3	—	nm
Total product sales	2,845	2,983	(138)	(5)%
Grants and collaborations revenue	3,196	2,348	848	36%
Related party grants and collaborations revenue	—	2,538	(2,538)	—%
Total grants and collaborations revenue	3,196	4,886	(1,690)	(35)%
Total revenues	$6,041	$7,869	$(1,828)	(23)%
______________
nm= not meaningful

Our total revenues decreased by $1.8 million to $6.0 million for the three months ended March 31, 2014 as compared to the same period in the prior year due to decreased revenues from product sales, grants and collaborations.
Product sales decreased by $0.1 million to $2.8 million for the three months ended March 31, 2014 with such reduction resulting primarily from a decrease in net diesel product sales due to an increase in local regulatory tax rates imposed on product sales made within Brazil.
Grants and collaborations revenue decreased by $1.7 million for the three months ended March 31, 2014 with such reduction resulting from a decrease of $2.5 million in collaboration research services recognized for research and development activities performed on behalf of Novvi during the three months ended March 31, 2013 prior to the establishment of operations of Novvi on March 26, 2013 and a decrease of $1.8 million in government grant revenue from the Department of Energy (referred to as “DOE”) and the National Renewable Energy Lab as a result of their projects being completed during 2013. These factors were partially offset by an increase in government grant revenue of $0.5 million under the DARPA Technology Investment Agreement with the Defense Advanced Research Projects Agency (referred to as “DARPA”) entered into in the second quarter of 2013 and an increase in collaborations revenue of $2.1 million under the a Master Collaboration and Joint Development Agreement with a collaboration partner.

Cost and Operating Expenses

	Three Months Ended March 31,		Year-to Year Change	Percentage Change
	2014	2013
	(Dollars in thousands)
Cost of products sold	$6,236	$8,960	$(2,724)	(30)%
Loss on purchase commitments and write-off of production assets	107	—	107	nm
Research and development	12,986	15,754	(2,768)	(18)%
Sales, general and administrative	13,399	14,827	(1,428)	(10)%
Total cost and operating expenses	$32,728	$39,541	$(6,813)	(17)%

nm= not meaningful

Cost of Products Sold

Our cost of products sold includes cost of raw materials, labor and overhead, amounts paid to contract manufacturers, period costs related to inventory write-downs resulting from applying lower cost or market inventory valuations, and costs related to scale-up in production of such products. Our cost of products sold decreased by $2.7 million to $6.2 million for the three months ended March 31, 2014 as compared to the same period in prior year due to sales of lower cost products, along with the application of the lower of cost or market adjustments against lower production levels resulting from the planned shutdown of our Brotas facility for maintenance in early 2014.

Research and Development Expenses

Our research and development expenses decreased by $2.8 million to $13.0 million for the three months ended March 31, 2014 compared to the same period in the prior year primarily as a result of our overall cost reduction efforts and lower spending to manage our operating costs. The decrease is attributable to a $1.9 million reduction in personnel-related expenses and lower stock-based compensation expenses due to lower headcount and, a $1.3 million reduction in other overhead expenses and a $0.4 million reduction in consulting and outside services and lab supplies as a result of the completion of certain government grants and collaboration projects during 2013. These were partially offset by an increase of $0.8 million in facility and rent related expenses associated with the lease extension signed in the second quarter of 2013 and an increase of $0.1 million in travel related expenses. Research and development expenses included stock-based compensation expense of $0.8 million and $1.2 million during the three months ended March 31, 2014 and 2013, respectively.

Sales, General and Administrative Expenses

Our sales, general and administrative expenses decreased by $1.4 million to $13.4 million for the three months ended March 31, 2014 compared to the same period in prior year primarily as a result of our overall cost reduction efforts and lower spending to manage our operating costs. The decrease is attributable to a $1.6 million reduction in personnel-related expenses and lower stock-based compensation expenses due to lower headcount, a $0.3 million reduction in consulting and outside services and a $0.5 million reduction in facility costs and equipment rental expenses as a result of the expiration of certain equipment leases during 2013. These were partially offset by an increase of $1.0 million in other overhead costs. Sales, general and administrative expenses included stock-based compensation expense of $2.7 million and $2.9 million during the three months ended March 31, 2014 and 2013, respectively.

Other Income (Expense)

	Three Month Ended March 31,		Year-to Year Change	Percentage Change
	2014	2013
	(Dollars in thousands)
Other income (expense):
Interest income	$56	$36	$20	56%
Interest expense	(4,750)	(1,562)	(3,188)	204%
Gain (loss) from change in fair value of derivative instruments	57,400	1,039	56,361	5,424.5%
Income (loss) from extinguishment of debt	(9,430)	—	(9,430)	nm
Other expense, net	(122)	80	(202)	(253)%
Total other income (expense)	$43,154	$(407)	$43,561	(10,702.9)%
______________
nm= not meaningful

Total other income (expense) increased by $43.6 million to $43.2 million for the three months ended March 31, 2014 compared to the same period in prior year, which was primarily attributable to an increase in gain (loss) from the change in fair value of derivative instruments of $56.4 million. This increase was due to a change in the fair value of our compound embedded derivative liability associated with our senior secured promissory notes as a result of the changes in the inputs used in the valuation models from one reporting period to another, such as stock price, credit risk rate and estimated stock volatility and the change in fair value of our interest rate swap derivative liability, which was offset by a $9.4 million loss on the extinguishment of debt related to Total’s conversion of a portion of their outstanding notes issued under the collaboration agreements with Total into the Tranche II Notes, as described below under Liquidity and Capital Resources, a $3.2 million increase in interest expense associated with our increased borrowings to fund operations and a $0.2 million increase in other expense, net primarily due to an increase in realized loss on foreign currency transactions.

Liquidity and Capital Resources

	March 31, 2014	December 31, 2013
	(Dollars in thousands)
Working capital (deficit)	$33,458	$(382)
Cash and cash equivalents and short-term investments	$49,113	$8,296
Debt and capital lease obligations	$179,567	$153,305
Accumulated deficit	$(805,053)	$(821,438)

	Three Months Ended March 31,
	2014	2013
	(Dollars in thousands)
Net cash used in operating activities	$(9,953)	(24,290)
Net cash used in investing activities	(1,159)	(3,626)
Net cash provided by financing activities	52,596	20,861

Working Capital. Our working capital was $33.5 million at March 31, 2014 an increase of $33.8 million compared to a working deficit of $0.4 million at December 31, 2013. The increase of $33.8 million in working capital during the quarter ended March 31, 2014 was primarily due to cash provided from financing activities of $54.9 million related to the second tranche offering of convertible promissory notes, as well as the draw down of the Hercules Loan Facility and a decrease in $3.1 million in accrued and other current liabilities, which was offset by cash usage to fund our operating expenses and, to a lesser extent, to service our debt obligations, a decrease in receivables of $4.3 million, and an increase in deferred revenue of $8.9 million related to funds received related to a collaboration agreement.

To support production of our products in contract manufacturing and dedicated production facilities, we have incurred, and we expect to continue to incur, capital expenditures as we invest in these facilities. We plan to continue to seek external debt and equity financing from U.S. and Brazilian sources to help fund our investment in these contract manufacturing and dedicated production facilities.

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

Liquidity. We have incurred significant losses since our inception and believe that we will continue to incur losses and negative cash flow from operations through 2014. As of March 31, 2014, we had an accumulated deficit of $805.1 million and had cash, cash equivalents and short term investments of $49.1 million. We have significant outstanding debt and contractual obligations related to purchase commitments, as well as capital and operating leases. As of March 31, 2014, our debt, net of discount of $54.6 million, totaled $178.6 million, of which $6.8 million matures within the next twelve months. In addition, our debt agreements contain various covenants, including certain restrictions on our business that could cause us to be at risk of defaults.

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

If we are unable to raise additional financing, or if other expected sources of funding are delayed or not received, we would take the following actions by the end of the second quarter of 2014 to support our liquidity needs through the remainder of 2014 and into 2015:

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

The contingency cash plan contemplating these actions is designed to save us an estimated $25.0 million to $35.0 million over the next twelve months. Implementing this plan could have a material negative impact on our ability to continue our business as currently contemplated, including, without limitation, delays or failures in our ability to:

•	Achieve planned production levels.

•	Develop and commercialize products within planned timelines or at planned scales.

•	Continue other core activities.

Furthermore, any inability to scale-back operations as necessary, and any unexpected liquidity needs, could create pressure to implement more severe measures. Such measures could have a material adverse effect on our ability to meet contractual requirements, including obligations to maintain manufacturing operations, and increase the severity of the consequences described above.

Collaboration Funding. In March 2013, we signed a collaboration agreement with a collaboration partner that included a collaboration funding component and that resulted in an initial payment of $10.0 million in March 2013, and we obtained a commitment letter from Total with respect to additional convertible note funding (as described above under "Overview-Total Relationship") of which we received $10.0 million in proceeds in June 2013. We also received $20.0 million in funding through the sale of a convertible note in a private placement under an existing funding agreement with Total in July 2013. This purchase and sale completed Total's commitment to purchase $30.0 million of such notes by July 2013.

In addition to cash contributions from product sales and debt and equity financings, we depend on collaboration funding to support our operating expenses. While part of this funding is committed based on existing collaboration agreements, we will be required to identify and obtain funding under new collaborations. In addition, some of our existing collaboration funding is subject to our achievement of milestones or other funding conditions.

If we cannot secure sufficient collaboration funding to support our operating expenses in excess of cash contributions from product sales and existing debt and equity financings, we may need to issue additional preferred and/or discounted equity, agree to onerous covenants, grant further security interests in our assets, enter into collaboration and licensing arrangements that require us to relinquish commercial rights or grant licenses on terms that are not favorable to us. If we fail to secure such funding, we could be forced to curtail our operations, which would have a material adverse effect on our ability to continue with our business plans and on our status as a going concern.

Government Contracts. In 2010, we were awarded a $24.3 million “Integrated Bio-Refinery” grant from the DOE. Under this grant, we were required to fund an additional $10.6 million in cost sharing expenses. Our obligation for this cost share was contingent on reimbursement for project costs incurred. The “Integrated Bio-Refinery” project from DOE was completed in the first quarter of 2013.

In August 2010, we were appointed as a subcontractor to NREL under a DOE grant awarded to the National Renewable Energy Laboratory (or “NREL”) . Under this contract, we have the right to be reimbursed for up to $3.6 million, and are required to fund an additional $1.4 million in cost sharing expenses. As of December 31, 2013, we had recognized the entire $3.6 million in revenue under this grant, of which $0.2 million was received in cash during the three months period ended March 31, 2014.

In June 2012, we entered into a Technology Investment Agreement with DARPA, under which we are performing certain research and development activities funded in part by DARPA. The work is to be performed on a cost-share basis, where DARPA funds 90% of the work and we fund the remaining 10% (primarily by providing specified labor). The agreement provided for funding of up to approximately $7.7 million over two years based on achievement of program milestones, and, accordingly, if fully funded, we would be responsible for contributions equivalent to approximately $0.9 million. The agreement had an initial term of one year and at DARPA's option, may be renewed for an additional year. The agreement was renewed by DARPA in May 2013. Through March 31, 2014, we had recognized $5.8 million in revenue under this agreement, of which $2.2 million was received in cash during the three month period ended March 31, 2014.

Convertible Note Offerings. In February 2012, we sold $25.0 million in principal amount of senior unsecured convertible promissory notes due March 1, 2017 as described in more detail in Note 5, "Debt".

In July and September 2012, we issued $53.3 million worth of senior unsecured convertible notes to Total for an aggregate of $30.0 million in cash proceeds and our repayment of $23.3 million in previously-provided research and development funds as described in more detail in Note 5, "Debt". As part of the December 2012 private placement with Temasek, Biolding Investment SA, Naxyris SA, Foris Ventures, LLC, Sualk Capital Ltd, TPG Biotechnology Partners II, L.P. and Total, 1,677,852 shares of our common stock were issued in exchange for the cancellation of $5.0 million worth of an outstanding senior unsecured convertible promissory note held by Total. In December 2013, we exchanged all of such unsecured convertible notes (to the extent not previously used to purchase common stock) for secured notes.

In August 2013, we entered into an agreement with Total and Temasek to sell up to $73.0 million in convertible promissory notes in private placements over a period of up to 24 months from the date of signing as described in more detail in Note 5, "Debt" (such agreement referred to as the “August 2013 SPA” and such financing is referred to as the “August 2013 Financing”). The August 2013 Financing was divided into two tranches (one for $42.6 million and one for $30.4 million), each with differing closing conditions. Of the total possible purchase price in the financing, $60.0 million was to be paid in the form of cash by Temasek ($35.0 million in the first tranche and up to $25.0 million in the second tranche) and $13.0 million was to be paid by cancellation of outstanding convertible promissory notes held by Total in connection with its exercise of pro rata rights ($7.6 million in the first tranche and $5.4 million in the second tranche).

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

In October 2013, we sold and issued a senior secured promissory note to Temasek for a bridge loan of $35.0 million (referred to as the "Temasek Bridge Note"). The Temasek Bridge Note was due on February 2, 2014 and accrued interest at a rate of 5.5% each four month period from October 4, 2013 (with a rate of 2% per month applicable if a default occurred). The Temasek Bridge Note was cancelled as payment for Temasek's purchase of a first tranche convertible note in the initial closing of the August 2013 Financing.

In October 2013, we amended the August 2013 SPA to include certain entities affiliated with FMR, LLC (or the "Fidelity Entities") in the first tranche in the principal amount of $7.6 million, and to proportionally increase the amount acquired by exchange and cancellation of outstanding convertible promissory notes by Total to $14.6 million ($9.2 million in the first tranche and up to $5.4 million in the second tranche). Also in October 2013, we completed the closing of the first tranche of notes contemplated by the August 2013 Financing (or the "Tranche I Notes") for cash proceeds of $7.6 million and cancellation of outstanding convertible promissory notes of $44.2 million, of which $35.0 million resulted from the cancellation of the Temasek Bridge Note. In December 2013, we agreed to place $3.0 million of senior convertible notes under the second tranche of the August 2013 Financing (or the "Tranche II Notes") to funds affiliated with Wolverine Asset Management (or Wolverine) and we elected to call $25.0 million in additional funds from Temasek pursuant to its previous commitment to purchase such amount of convertible promissory notes in the second tranche. Additionally, in December 2013, we agreed to sell approximately $6.0 million of convertible promissory notes in the second tranche to Total through cancellation of the same amount of principal of previously outstanding convertible notes held by Total (in respect of Total’s preexisting contractual right to maintain its pro rata ownership position through such cancellation of indebtedness). The closing of the sale of such Tranche II Notes occurred in January 2014. The August 2013 Financing is more fully described in Note 5, “Debt”.

On May 8, 2014, we entered into an amended and restated letter agreement (or the "A&R Registration Rights Letter") with the current holders of the Tranche I and Tranche II Notes providing such holders with the right to require us to complete the registration for resale of the shares of our common stock that may become issuable upon conversion of the Tranche I Notes and the Tranche II Notes (or the "Registrable Securities") and requiring us to pay certain liquidated damages to the holders of the Tranche I and Tranche II Notes if such registration is not completed as required.

Export Financing with ABC Brasil. In March 2013, we entered into a one-year export financing agreement with ABC for approximately $2.5 million to fund exports through March 2014. This loan is collateralized by future exports from the Company's subsidiary in Brazil. As of March 31, 2014, the loan was fully paid.

In March 2014, the Company entered into an additional one-year-term export financing agreement with ABC for approximately $2.2 million to fund exports through March 2015. This loan is collateralized by future exports from the Company's subsidiary in Brazil. As of March 31, 2014, the principal amount outstanding under this agreement was $2.2 million.

Banco Pine/Nossa Caixa Financing. In July 2012, we entered into a Note of Bank Credit and a Fiduciary Conveyance of Movable Goods agreement with each of Nossa Caixa Desenvolvimento and Banco Pine. Under these instruments, we borrowed an aggregate of R$52.0 million (approximately US$22.2 million based on the exchange rate as of March 31, 2014) as financing for capital expenditures relating to our manufacturing facility in Brotas, Brazil. Under the loan agreements, Banco Pine agreed to lend R$22.0 million and Nossa Caixa agreed to lend R$30.0 million. The loans have a final maturity date of July 15, 2022 and bear a fixed interest rate of 5.5% per year. The loans are also subject to early maturity and delinquency charges upon occurrence of certain events including interruption of manufacturing activities at our manufacturing facility in Brotas, Brazil for more than 30 days, except during sugarcane off-season. The loans are secured by certain of our farnesene production assets at the manufacturing facility in Brotas, Brazil and we were required to provide parent guarantees to each of the lenders.

BNDES Credit Facility. In December 2011, we entered into the BNDES Credit Facility to finance a production site in Brazil. The BNDES Credit Facility was for R$22.4 million (approximately US$9.6 million based on the exchange rate as of March 31, 2014). This BNDES Credit Facility was extended as project financing for a production site in Brazil. The credit line is divided into an initial tranche for up to approximately R$19.1 million and an additional tranche of approximately R$3.3 million that becomes available upon delivery of additional guarantees. The credit line is available for 12 months from the date of the BNDES Credit Facility, subject to extension by the lender.

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

The BNDES Credit Facility is collateralized by first priority security interest in certain of our equipment and other tangible assets totaling R$24.9 million (approximately US$11.0 million based on the exchange rate as of March 31, 2014). We are a parent guarantor for the payment of the outstanding balance under the BNDES Credit Facility. Additionally, we were required to provide a bank guarantee equal to 10% of the total approved amount (R$22.4 million in total debt) available under the BNDES Credit Facility. For advances in the second tranche (above R$19.1 million ), we are required to provide additional bank guarantees equal to 90% of each such advance, plus additional Amyris guarantees equal to at least 130% of such advance. The BNDES Credit Facility contains customary events of default, including payment failures, failure to satisfy other obligations under the credit facility or related documents, defaults in respect of other indebtedness, bankruptcy, insolvency and inability to pay debts when due, material judgments, and changes in control of Amyris Brasil. If any event of default occurs, BNDES may terminate its commitments and declare immediately due all borrowings under the facility. As of March 31, 2014 and December 31, 2013, the Company had R$14.3 million (approximately US$6.1 million based on the exchange rate as of March 31, 2014) and R$15.3 million (approximately US$6.5 million based on the exchange rate as of March 31, 2014), respectively, in outstanding advances under the BNDES Credit Facility.

FINEP Credit Facility. In November 2010, we entered into a credit facility with Financiadora de Estudos e Projetos (or FINEP), a state-owned company subordinated to the Brazilian Ministry of Science and Technology (referred to as the "FINEP Credit Facility") to finance a research and development project on sugarcane-based biodiesel (referred to as the "FINEP Project") and provided for loans of up to an aggregate principal amount of R$6.4 million (approximately US$2.8 million based on the exchange rate as of March 31, 2014) which are secured by a chattel mortgage on certain equipment of Amyris as well as by bank letters of guarantee. All available credit under this facility was fully drawn.

Interest on loans drawn under the FINEP Credit Facility is fixed at 5.0% per annum. In case of default under, or non-compliance with, the terms of the agreement, the interest on loans will be dependent on the long-term interest rate as published by the Central Bank of Brazil (such rate, the TJLP). If the TJLP at the time of default is greater than 6%, then the interest will be 5.0% plus a TJLP adjustment factor otherwise the interest will be at 11.0% per annum. In addition, a fine of up to 10.0% will apply to the amount of any obligation in default. Interest on late balances will be 1.0% interest per month, levied on the overdue amount. Payment of the outstanding loan balance will be made in 81 monthly installments, which commenced in July 2012 and extends through March 2019. Interest on loans drawn and other charges are paid on a monthly basis and commenced in March 2011. As of March 31, 2014, total outstanding loan balance under this credit facility was R$5.0 million (approximately $2.2 million based on the exchange rate as of March 31, 2014).

The FINEP Credit Facility contains the following significant terms and conditions:

•
We are required to share with FINEP the costs associated with the FINEP Project. At a minimum, we are required to contribute approximately R$14.5 million (US$6.4 million based on the exchange rate as of March 31, 2014) of which R$11.1 million was contributed prior to the release of the second disbursement. All four disbursements were completed and we had fulfilled all of our cost sharing obligations;

•
After the release of the first disbursement, prior to any subsequent drawdown from the FINEP Credit Facility, we were required to provide bank letters of guarantee of up to R$3.3 million in aggregate (approximately US$1.5 million based on the exchange rate as of March 31, 2014) before receiving the second installment in December 2012. We obtained the bank letters of guarantee from ABC;

•	Amounts disbursed under the FINEP Credit Facility were required to be used towards the FINEP Project within 30 months after the contract execution.

Hercules Loan Facility. In March 2014, we entered into a loan and security agreement with Hercules Technology Growth Capital, Inc. to make available a loan in the aggregate principal amount of up to $25.0 million (referred to as the "Hercules Loan Facility"). The Hercules Loan Facility generally becomes due on May 31, 2015 and accrues interest at a rate per annum equal to the greater of either the prime rate reported in the Wall Street Journal plus 6.25% or 9.5%. The maturity date is extended to February 1, 2017 if we complete a financing transaction for at least $50.0 million in additional cash proceeds by September 30, 2014. The Company may repay the loaned amounts before the maturity date if it pays an additional fee of 3% of the outstanding loans (1% if after the initial twelve-month period). The Company is also required to pay a 1% facility charge at the closing of the transaction, and a 10% end of term charge. In connection with the Hercules Loan Facility, Amyris agreed to certain customary representations and warranties and covenants, as well as certain covenants with respect to obtaining additional financing as described above and filing with the SEC an effective Registration on Form S-3 by no later than June 30, 2014 and performance covenants related to revenues and cash flows starting with the third quarter of 2014. If we do not complete a financing transaction for at least $50.0 million in additional cash proceeds by September 30, 2014, a forbearance fee of $10.0 million becomes due and is required to be paid at the end of the initial term of the facility. As of March 31, 2014 the total available amount of $25.0 million was fully drawn down.

The fair values of the notes payable, loan payable, convertible notes and credit facilities are based on the present value of expected future cash flows and assumptions about current interest rates and the creditworthiness of the Company that market participants would use in pricing the debt.

Common Stock Offerings.

In December 2012, we completed a private placement of 14,177,849 shares of our common stock for aggregate proceeds of $37.2 million, of which $22.2 million in cash was received in December 2012 and $15.0 million in cash was received in January 2013. As part of this private placement, 1,677,852 of such shares were issued to Total in exchange for the cancellation of $5.0 million worth of an outstanding senior unsecured convertible promissory note we previously issued to Total.

In March 2013, we completed a private placement of 1,533,742 of our common stock to Biolding for aggregate proceeds of $5.0 million. This private placement represented the final tranche of Biolding's preexisting contractual obligation to fund $15.0 million upon satisfaction by us of certain criteria associated with the commissioning of our production plant in Brotas, Brazil.

In March 2014, we and Kuraray entered into a securities purchase agreement under which the we agreed to sell shares of our common stock at a price equal to the greater of $2.88 per share or the average daily closing prices per share on The NASDAQ Stock Market for the three month period ending March 27, 2014 for an aggregate purchase price of $4.0 million. In April 2014, we completed the sale of 943,396 shares of common stock to Kuraray at a price per share of $4.24 per share for aggregate proceeds of $4.0 million.

Cash Flows during the Three Months Ended March 31, 2014 and 2013

Cash Flows from Operating Activities

Our primary uses of cash from operating activities are cost of products sold and personnel-related expenditures offset by cash received from product sales, grants and collaborative research. Cash used in operating activities was $10.0 million and $24.3 million for the three months ended March 31, 2014 and 2013, respectively.

Net cash used in operating activities of $10.0 million for the year ended March 31, 2014 was related to our net income of $16.4 million and a $12.6 million net change in our operating assets and liabilities, offset by non-cash charges of $38.9 million. Net change in operating assets and liabilities of $12.6 million primarily consisted of a $5.0 million decrease in accounts receivable and related party accounts receivable from collaborations, a $0.2 million decrease in inventory, and $9.5 million increase in deferred revenue related to the monies received under a collaboration agreement, off-set by a $0.4 million increase in prepaid expenses and other assets from the refining of raw material, a $0.9 million decrease in accounts payable, and a $0.7 million decrease in accrued and other long term liabilities. Non-cash charges of $38.9 million consisted primarily of a $57.4 million change in the fair value of derivative instruments related to the embedded derivative liabilities associated with our senior secured convertible promissory notes and currency interest rate swap derivative liability, $3.8 million of depreciation and amortization expenses, $3.5 million of stock-based compensation, $1.6 million of amortization of debt discount, $9.4 million loss associated with the extinguishment of convertible debt and $0.1 million loss on purchase commitments and write-off of production assets.

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

Cash Flows from Investing Activities

Our investing activities consist primarily of capital expenditures and investment activities. Net cash used in investing activities of $1.2 million for the three months year ended March 31, 2014, was a result of $1.3 million of capital expenditures due to maintenance and upgrades at our facility in Brotas, Brazil, offset by $0.1 million in net purchases of investments.

For the three months ended March 31, 2013, cash used in investing activities was $3.6 million as a result of $2.1 million in capital expenditures on plant, property and equipment due principally to the construction of our first owned production facility in Brotas and $1.5 million in net purchases of investments.

Cash Flows from Financing Activities

Net cash provided by financing activities of $52.6 million for the three months ended March 31, 2014, was a result of the net receipt of $54.9 million from debt financings, of which $25.0 million is debt financing from related parties and receipt of $1.0 million in proceeds from option exercises. These cash inflows were offset in part by principal payments on debt of $3.0 million and principal payments on capital leases of $0.3 million.

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

Contractual Obligations

The following is a summary of our contractual obligations as of March 31, 2014 (in thousands):

	Total	2014	2015	2016	2017	2018	Thereafter
Principal payments on long-term debt	$233,141	$5,580	$13,573	$18,934	$95,575	$80,137	$19,342
Interest payments on long-term debt, fixed rate(1)	73,561	3,580	4,426	2,927	7,361	48,813	6,454
Operating leases	63,533	4,796	6,618	6,600	6,581	6,669	32,269
Principal payments on capital leases	988	701	287	—	—	—	—
Interest payments on capital leases	33	31	2	—	—	—	—
Terminal storage costs	103	69	34	—	—	—	—
Purchase obligations(2)	8,567	7,279	494	494	257	43	—
Total	$379,926	$22,036	$25,434	$28,955	$109,774	$135,662	$58,065

____________________

(1)	Does not include any obligations related to make-whole interest or downround provisions. The fixed interest rates are more fully described in Note 5, "Debt" of our consolidated financial statements.

(2)	Purchase obligations include noncancellable contractual obligations and construction commitments of $8.1 million, of which $4.0 million have been accrued as loss on purchase commitments.

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

Recent Accounting Pronouncements

The information contained in Note 2 to the Unaudited Condensed Consolidated Financial Statements under the heading "Recent Accounting Pronouncements" is hereby incorporated by reference into this Part I, Item 2.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The market risk inherent in our market risk sensitive instruments and positions is the potential loss arising from adverse changes in: commodity market prices, foreign currency exchange rates, and interest rates as described below.

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio and our outstanding debt obligations. We generally invest our cash in investments with short maturities or with frequent interest reset terms. Accordingly, our interest income fluctuates with short-term market conditions. As of March 31, 2014, our investment portfolio consisted primarily of money market funds and certificates of deposit, all of which are highly liquid investments. Due to the short-term nature of our investment portfolio, our exposure to interest rate risk is minimal. Additionally, as of March 31, 2014, 100% of our outstanding debt is in fixed rate instruments.

Foreign Currency Risk

Most of our sales contracts are principally denominated in U.S. dollars and, therefore, our revenues are not currently subject to significant foreign currency risk. The functional currency of our wholly-owned consolidated subsidiary in Brazil is the local currency (Brazilian real) in which recurring business transactions occur. We do not use currency exchange contracts as hedges against amounts permanently invested in our foreign subsidiary. The amount we consider permanently invested in our foreign subsidiary and translated into U.S. dollars using the March 31, 2014 exchange rate is $152.5 million at March 31, 2014 and $145.2 million at December 31, 2013. The increase in the permanent investments in our foreign subsidiary between December 31, 2013 and March 31, 2014 is due to additional capital contributions made, the appreciation of the Brazilian real versus the U.S. dollar, offset by an increase in accumulated deficit of our wholly-owned consolidated subsidiary in Brazil. The potential loss in fair value, which would principally be recognized in Other Comprehensive Income (Loss), resulting from a hypothetical 10% adverse change in quoted Brazilian real exchange rates is $15.2 million and $14.5 million for March 31, 2014 and December 31, 2013, respectively. Actual results may differ.

We make limited use of derivative instruments, which includes currency interest rate swap agreements, to manage the Company's exposure to foreign currency exchange rate and interest rate related to the Company's Banco Pine loan. In June 2012, we entered into a currency interest rate swap arrangement with Banco Pine for R$22.0 million (approximately US$9.7 million based on the exchange rate as of March 31, 2014). The swap arrangement exchanges the principal and interest payments under the Banco Pine loan entered into in July 2012 for alternative principal and interest payments that are subject to adjustment based on fluctuations in the foreign exchange rate between the U.S. dollar and Brazilian real. The swap has a fixed interest rate of 3.94%. This arrangement hedges the fluctuations in the foreign exchange rate between the U.S. dollar and Brazilian real.

Commodity Price Risk

Our primary exposure to market risk for changes in commodity prices currently relates to our purchases of sugar feedstocks. When possible, we manage our exposure to this risk primarily through the use of supplier pricing agreements.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer (or "CEO") and chief financial officer (or "CFO"), evaluated the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15(e) under the Securities Exchange Act of 1934, as amended (or the "Exchange Act"), as of the end of the period covered by this Quarterly Report on Form 10-Q.  Based on this evaluation, our CEO and CFO concluded that, as of March 31, 2014, our disclosure controls and procedures are designed and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during our first fiscal quarter ended March 31, 2014 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on the Effectiveness of Internal Controls

The effectiveness of any system of internal control over financial reporting, including ours, is subject to inherent limitations, including the exercise of judgment in designing, implementing, operating, and evaluating the controls and procedures, and the inability to eliminate misconduct completely. Accordingly, any system of internal control over financial reporting, including ours, no matter how well designed and operated, can only provide reasonable, not absolute assurances. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. We intend to continue to monitor and upgrade our internal controls as necessary or appropriate for our business, but cannot assure you that such improvements will be sufficient to provide us with effective internal control over financial reporting.

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

We have incurred significant losses in each year since our inception and believe that we will continue to incur losses and negative cash flow from operations into at least 2014. As of March 31, 2014, we had an accumulated deficit of $805.1 million and had cash, cash equivalents and short term investments of $49.1 million. We have significant outstanding debt and contractual obligations related to purchase commitments, as well as capital and operating leases. As of March 31, 2014, our debt totaled $178.6 million, net of discount of $54.6 million, of which $6.8 million matures within the next twelve months. In addition, our debt agreements contain various covenants, including restrictions on business that could cause us to be at risk of defaults. We expect to incur additional costs and expenses related to the continued development and expansion of our business, including construction and operation of our manufacturing facilities, contract manufacturing, research and development operations, and operation of our pilot plants and demonstration facility. There can be no assurance that we will ever achieve or sustain profitability on a quarterly or annual basis.

We have limited experience producing our products at commercial scale and may not be able to commercialize our products to the extent necessary to sustain and grow our current business.

To commercialize our products, we must be successful in using our yeast strains to produce target molecules at commercial scale and at a commercially viable cost. If we cannot achieve commercially-viable production economics for enough products to support our business plan, including through establishing and maintaining sufficient production scale and volume, we will be unable to achieve a sustainable integrated renewable products business. Virtually all of our production capacity is through a purpose-built, large-scale production plant in Brotas, Brazil. This plant commenced operations in 2013, and scaling and running the plant has been, and continues to be, a time-consuming, costly, uncertain and expensive process. Given our limited experience commissioning and operating our own manufacturing facilities and our limited financial resources, we cannot be sure that we will be successful in achieving production economics that allow us to meet our plans for commercialization of various products we intend to offer. In addition, to date we have only produced Biofene at the Brotas plant. Our attempts to scale production of new molecules at the plant is subject to uncertainty and risk. For example, even to the extent we successfully complete product development in our laboratories and pilot and demonstration facilities, and at contract manufacturing facilities, we may be unable to translate such success to large-scale, purpose-built plants. If this occurs, our ability to commercialize our technology will be adversely affected and we may be unable to produce and sell any significant volumes of our products. Also, with respect to products that we are able to bring to market, we may not be able to lower the cost of production, which would adversely affect our ability to sell such products profitably.

We will require significant inflows of cash from financing and collaboration transactions to fund our anticipated operations and may not be able to obtain such financing and collaboration funding on favorable terms, if at all.

Our planned 2014 and 2015 working capital needs and our planned operating and capital expenditures for 2014 and 2015 are dependent on significant inflows of cash from existing and new collaboration partners and cash contributions from growth in renewable product sales, as well as additional funding from new joint ventures or other collaborations. We may also be required to obtain additional funding from equity financings, credit facilities or loans, especially to the extent that we are unable to ramp up positive gross margin product sales or close on sufficient funding from existing and new collaboration partners. We will continue to need to fund our research and development and related activities and to provide working capital to fund production, storage, distribution and other aspects of our business. Some of our anticipated financing sources, such as research and development collaborations, are subject to the risk that we cannot meet milestones or are not yet subject to definitive agreements or mandatory funding commitments and, if needed, we may not be able to secure additional types of financing in a timely manner or on reasonable terms, if at all.

From January 2013 through the first quarter of 2014, we completed several equity and debt financings to provide us with cash resources to pursue our business plans. In August 2013, we entered into an agreement with Total and Maxwell (Mauritius) Pte Ltd, (or Temasek), to sell up to $73.0 million in convertible promissory notes in private placements over a period of up to 24 months from the date of signing (referred to as the August 2013 Financing). The August 2013 Financing was divided into two tranches, the first of which closed in October 2013 and the second of which closed in January 2014. In the October 2013 closing, we issued a total of $51.8 million in convertible promissory notes for cash proceeds of $7.6 million and cancellation of outstanding promissory notes and convertible promissory notes of $44.2 million (including $35.0 million advanced by one of the investors as a bridge loan earlier in October 2013 and approximately $9.2 million canceled by Total in connection with its exercise of pro rata rights). In the January 2014 closing, we issued an addition $34.0 million in convertible promissory notes for cash proceeds of $28.0 million and cancellation of outstanding convertible promissory notes of approximately $6.0 million by Total in connection with its further exercise of pro rata rights. In March 2014, we entered into a loan and security agreement with Hercules Technology Growth Capital, Inc. to make available to Amyris a loan in the aggregate principal amount of up to $25.0 million (referred to as the Hercules Loan Facility). In connection with the Hercules Loan Facility, we agreed to certain customary representations and warranties and covenants, as well as certain covenants with respect to obtaining additional financing obligations and performance covenants related to revenues and cash flows starting with the third quarter of 2014. If we do not achieve the equity financing covenant, a forbearance fee of $10.0 million becomes due and is required to be paid at the end of the initial term of the facility. In April 2014, we completed a sale of common stock to an investor in which we issued 943,396 shares of common stock at a price per share of $4.24 per share for aggregate proceeds of approximately $4.0 million. Also in April 2014, we entered into a letter agreement dated as of March 29, 2014 (referred to as the March 2014 Letter Agreement) with Total to amend our Amended and Restated Master Framework Agreement (included as part of JV Documents). Under the March 2014 Letter Agreement, we agreed to (i) amend the conversion price of convertible notes to be issued in 2014 and 2015 (for up to an aggregate of $21.7 million) from $7.0682 to $4.11 subject to stockholder approval at our 2014 annual meeting (to the extent required by applicable law or regulation), (ii) extend the period during which Total may exchange for other Amyris securities certain outstanding convertible promissory notes in connection with its exercise of its existing pro rata rights from June 30, 2014 to the later of December 31, 2014 and the date on which Amyris raises $75.0 million of equity and convertible debt financing (excluding any convertible promissory notes issued pursuant to the Total Purchase Agreement), (iii) eliminate our ability to qualify, in a disclosure letter to Total, certain of the representations and warranties that we must make at the closing of the 2014 and 2015 note issuances, and (iv) provide Total with monthly reporting on our cash, cash equivalents and short-term investments. In consideration of these agreements, Total agreed to waive its right not to consummate the closing of the issuance of the notes to be issued in 2014 and 2015 if it decides not to proceed with the collaboration and makes a "No-Go" decision with respect thereto, subject to our obtaining stockholder approval of the issuance such notes with the new conversion price.

The terms of the August 2013 Financing include significant potential reductions in the conversion price for the notes if we do not meet certain performance milestones and other conditions. These conditions, if triggered, could result in further reductions to the conversion price that would cause significant additional dilution to our stockholders if the notes are ultimately converted. Furthermore, if our outstanding convertible promissory notes (including those issued in the August 2013 Financing and those issued to Total in connection with our fuels collaboration) are not converted or canceled, we may not have sufficient cash to repay the notes when they become due, which could result in insolvency and related issues. In addition, we were required to agree to significant covenants in connection with our debt financing transactions that have an impact on our ability to engage in certain transactions. For example, the purchase agreement for the August 2013 Financing (referred to as the August 2013 SPA) requires us to obtain the consent of a majority of the purchasers in the financing before completing any change-of-control transaction, or purchasing assets in one transaction or a series of related transactions in an amount greater than $20.0 million, in each case while the notes are outstanding. We also agreed to provide the purchasers with pro rata rights under which they could cancel up to the full amount of outstanding notes to pay for equity securities if we raise additional financing during the term of the notes, which could delay or prevent us from obtaining additional financing if the purchasers do not support it. Also, as discussed in more detail below, our outstanding convertible promissory notes (and related agreements) and the Hercules loan agreement include covenants that restrict us from raising additional financing through debt issuances without consent of these lenders; this could also slow down or limit our ability to pursue funding if the purchasers do not support it.

To the extent we obtain funding through the issuance of additional equity securities, our existing stockholders will suffer dilution. For example, in 2013, we completed private placements of our common stock that resulted in the issuance of approximately 6.6 million shares of our common stock. Also, in 2013, including the August 2013 Financing and research and development-related funding, we issued approximately $72.6 million in senior convertible promissory notes that are convertible into common stock. In June 2013 and July 2013 we issued an aggregate $30.0 million of convertible promissory notes with a conversion price of $3.08 per share pursuant to our arrangement with Total for research an development-related funding. In October 2013, we issued $51.8 million in convertible promissory notes that are convertible into common stock at an initial conversion price of $2.44 per share, and in January 2014, we issued $34.0 million in convertible promissory notes that are convertible into common stock at an initial conversion price of $2.87 per share. In addition, in connection with the initial closing of the August 2013 Financing, we issued a warrant to Temasek to purchase 1,000,000 shares of our common stock at an exercise price of $0.01 per share, exercisable if and to the extent Total converts certain preexisting convertible promissory notes. Through 2015, we expect to issue up to an aggregate of $21.7 million in additional convertible promissory notes to Total, with a conversion price of $4.11 per share (assuming the repricing to the New Conversion Price pursuant to the March 2014 Letter Agreement described above is approved by our stockholders at the 2014 annual meeting of stockholders), under the agreements with Total described below under the risk factor, “Our relationship with our strategic partner, Total, may have a substantial impact on our company.”

In addition to dilution, to the extent we issue convertible promissory notes or other debt instruments, we would become subject to various covenants, including restrictions on our business, that could cause us to be at risk of defaults. For example, the convertible notes we issued in 2012, 2013 and early 2014 and the Hercules Loan Facility contain various covenants, including restrictions on the amount and type of debt we are permitted to incur and the Hercules Loan Facility contains covenants regarding fund raising as described above, including an obligation to file an effective Registration Statement on Form S-3, covenants regarding cash flows and revenues, and any convertible notes or other debt we may issue in connection with future debt financings could contain similar covenants.

In addition to debt and equity financing, we depend on collaboration funding to support our operating expenses. While part of this funding is committed based on existing collaboration agreements, our 2014 business plan depends on identifying and securing funding under additional collaborations that are not yet subject to any definitive agreement or are not yet identified. In addition, some of our existing anticipated collaboration funding is subject to our achievement of milestones or other funding conditions. If we cannot secure sufficient collaboration funding to support our operating expenses in excess of cash contributions from product sales and existing debt and equity financing, in order to raise sufficient funds to finance our ongoing operations, we may need to issue additional preferred and discounted equity, agree to onerous covenants, grant further security interests in our assets, enter into collaboration and licensing arrangements that require us to relinquish commercial rights or grant licenses on terms that are not favorable to us, or any or all of these possibilities. If we fail to secure such funding, we could be forced to curtail our operations, which would have a material adverse effect on our ability to continue with our business plans and on our status as a going concern.

If we are unable to raise additional financing, or if other expected sources of funding are delayed or not received, we would take the following actions by the end of the second quarter of 2014 to support our liquidity needs through the remainder of 2014 and into 2015:

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

The contingency cash plan contemplating these actions is designed to save an estimated $25.0 million to $35.0 million over the next year. Implementing this plan could have a material negative impact on our ability to continue our business as currently contemplated, including, without limitation, delays or failures in its ability to:

•	Achieve planned production levels.

•	Develop and commercialize products within planned timelines or at planned scales.

•	Continue other core activities.

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

A substantial component of our planned production capacity in the near and long term depends on successful operations at our initial and planned large-scale production plants in Brazil. We are in the early stages of operating our first purpose-built, large-scale production plant in Brotas, Brazil and may complete construction of certain other facilities in the coming years. Delays or problems in the construction, start-up or operation of these facilities will cause delays in our ramp-up of production and hamper our ability to reduce our production costs. Delays in construction can occur due to a variety of factors, including regulatory requirements and our ability to fund construction and commissioning costs. Once our large-scale production facilities are built, we must successfully commission them and they must perform as we have designed them. If we encounter significant delays, cost overruns, engineering issues, contamination problems, equipment or raw material supply constraints, unexpected equipment maintenance requirements, safety issues, work stoppage or other serious challenges in bringing these facilities online and operating them at commercial scale, we may be unable to produce our initial renewable products in the time frame we have planned. For example, we are planning to start using our plant at Brotas to produce molecules beyond Biofene. To date, we have only produced Biofene at the plant. In order to produce additional molecules at Brotas, we will be required to perform thorough transition activities, and modify the design of the plant. Any modifications to the production plant could cause complications in the start-up and operations of the plant, which could result in delays or failures in production. We may also need to continue to use contract manufacturing sources more than we expect (e.g., if the modifications to the Brotas plant are not successful or have a negative impact on the plant's operations), which would reduce our anticipated gross margins and may prevent us from accessing certain markets for our products. Further, if our efforts to increase (or complete and commence, as the case may be) production at these facilities are not successful, other mill owners in Brazil or elsewhere may decide not to work with us to develop additional production facilities, demand more favorable terms or delay their commitment to invest capital in our production.

Our reliance on the large-scale production plant in Brotas, Brazil subjects us to execution and economic risks.

Our decision to focus our efforts for production capacity on the manufacturing facility in Brotas, Brazil means that we will have limited manufacturing sources for our products in 2014 and beyond. Accordingly, any failure to establish operations at that plant could have a significant negative impact on our business, including our ability to achieve commercial viability for our products. With the facility in Brotas, Brazil, we are, for the first time, operating a commercial fermentation and separation facility ourselves. We may face unexpected difficulties associated with the operation of the plant. For example, we have in the past, at certain contract manufacturing facilities and at the Brotas facility, encountered delays and difficulties in ramping up production based on contamination in the production process, problems with plant utilities, lack of automation and related human error, issues arising from process modifications to reduce costs and adjust product specifications, and other similar challenges. We cannot be certain that we will be able to remedy all of such challenges quickly or effectively enough to achieve commercially viable near-term production costs and volumes.

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

We have various agreements with SMSA that contemplate construction of another large-scale manufacturing facility as a joint venture in Brazil. Under these agreements, we are responsible for designing and managing the construction project, and are responsible for the initial construction costs. We projected the construction costs of the project to be approximately $100.0 million. While we completed a significant portion of the construction of the plant before 2012, we delayed further construction and commissioning of the plant while we constructed and commissioned our production plant in Brotas, Brazil and we expect to continue to defer the SMA project for the near term based on economic considerations and to allow us to focus on operations at our production plant in Brotas, Brazil. We entered into an amendment to the joint venture agreement with SMSA in February 2014 which updated and documented certain preexisting business plan requirements related to the start-up of construction at the plant and set forth, among other things, (i) the extension of the deadline for the commencement of operations at the joint venture operated plant to no later than 18 months following the construction of the plant, which is required to occur no later than March 31, 2017, and (ii) the extension of an option held by SMSA to build a second large-scale farnesene production facility to no later than

December 31, 2018 with the commencement of operations at such second facility to occur no later than April 1, 2019. While SMSA was obligated to contribute up to approximately R$61.8 million (approximately US$27.3 million based on the exchange rate as of March 31, 2014) to the construction of the original plant, such contributions depended on, among other things, successful commencement of operations at the plant. Notwithstanding the February 2014 amendment to the joint venture agreement, based on our shifting manufacturing priorities and uncertainty regarding financing availability, we cannot currently predict exactly when or if our facility at SMSA will be completed or commence commercial operations, which means that SMSA's anticipated contribution will continue to be delayed and may never occur. SMSA holds rights with respect to the termination and acquisition of our interests in SMA. For instance, if Amyris Brasil becomes controlled, directly or indirectly, by a competitor of SMSA, then SMSA has the right to acquire our interest in the joint venture and if SMSA becomes controlled, directly or indirectly, by a competitor of ours, then we have the right to sell our interest in the joint venture to SMSA. In either case, the purchase price is to be determined in accordance with the joint venture agreements, as amended, and we would continue to have the obligation to acquire products produced by the joint venture for the remainder of the term of the supply agreement then in effect even though we might no longer be involved in the joint venture's management.

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

The locations of contract manufacturers can pose additional cost, logistics and feedstock challenges. If production capacity is available at a plant that is remote from usable chemical finishing or distribution facilities, or from customers, we will be required to incur additional expenses in shipping products to other locations. Such costs could include shipping costs, compliance with export and import controls, tariffs and additional taxes, among others. In addition, we may be required to use feedstock from a particular region for a given production facility. The feedstock available in a particular region may not be the least expensive or most effective feedstock for production, which could significantly raise our overall production cost or reduce our product's quality until we are able to optimize the supply chain.

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

There can be no assurance that our products will be approved or accepted by customers, that customers will choose our products over competing products, or that we will be able to sell our products profitably at prices and with features sufficient to establish demand. The markets we have entered first are primarily those for specialty chemical products used by large consumer products or specialty chemical companies. In entering these markets, we have sold and we intend to sell our products as alternatives to chemicals currently in use, and in some cases the chemicals that we seek to replace have been used for many years. The potential customers for our molecules generally have well developed manufacturing processes and arrangements with suppliers of the chemical components of their products and may have a resistance to changing these processes and components. These potential customers frequently impose lengthy and complex product qualification procedures on their suppliers, influenced by consumer preference, manufacturing considerations such as process changes and capital and other costs associated with transitioning to alternative components, supplier operating history, established business relationships and agreements, regulatory issues, product liability and other factors, many of which are unknown to, or not well understood by, us. Satisfying these processes may take many months or years. If we are unable to convince these potential customers (and the consumers who purchase products containing such chemicals) that our products are comparable to the chemicals that they currently use or that the use of our products is otherwise to their benefits, we will not be successful in entering these markets and our business will be adversely affected.

In order for our diesel fuel or jet fuel to be accepted in various countries around the world, a significant number of diesel engine and jet engine manufacturers or operators of large trucking or jet fleets, as the case may be, must determine that the use of our fuels in their equipment will not invalidate product warranties and that they otherwise regard our diesel fuel or jet fuel as an acceptable fuel so that our diesel and jet fuel will have appropriately large and accessible addressable markets. In addition, we must successfully demonstrate to these manufacturers that our fuel does not degrade the performance or reduce the life cycle of their engines or cause them to fail to meet applicable emissions standards. These certification processes include fuel analysis modeling and the testing of engines and their components to ensure that the use of our diesel fuel or jet fuel does not degrade performance or reduce the lifecycle of the engine or cause them to fail to meet applicable emissions standards.

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

In the specialty chemical markets that we are initially entering, and in other chemical markets that we may seek to enter in the future, we will compete primarily with the established providers of chemicals currently used in products in these markets. Producers of these incumbent products include global oil companies, large international chemical companies and companies specializing in specific products, such as squalane or essential oils. We may also compete in one or more of these markets with products that are offered as alternatives to the traditional petroleum-based or other traditional products being offered in these markets.

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

Under certain other agreements with Total related to their original investment in our capital stock, for as long as Total owns 10% of our voting securities, it has rights to an exclusive negotiation period if our Board of Directors decides to sell our company. Total also has the right to designate one director to serve on our Board of Directors. Also, in connection with Total’s investments, our certificate of incorporation includes a provision that excludes Total from prohibitions on business combinations between Amyris and an “interested stockholder.” These provisions could have the effect of discouraging potential acquirers from making offers to acquire us, and give Total more access to the Company than other stockholders if Total decides to pursue an acquisition.

Additionally, in connection with subsequent investments by Total in Amyris, we granted Total, among other investors, a right of first investment if we propose to sell securities in a private placement financing transaction. With these rights, Total and other investors may subscribe for a portion of any new financing and require us to comply with certain notice periods, which could discourage other investors from participating, or cause delays, in our ability to close such a financing. In connection with the March 2014 Letter agreement, until the later of December 31, 2014 and the date on which Amyris shall have raised $75.0 million of equity and convertible debt financing (excluding any convertible promissory notes issued pursuant to the Total Purchase Agreement), Total also has a right to cancel up to approximately $9.8 million in convertible promissory notes previously issued to Total to exercise certain pro rata rights. Further, Total and other holders of Tranche I Notes and Tranche II Notes have a right to cancel certain outstanding Tranche I Notes and Tranche II Notes to exercise pro rata rights under the August 2013 SPA. To the extent Total or other investors exercise these rights, it will reduce the cash proceeds we may realize from the relevant financing. Under agreements signed in July 2012, Total previously had the right to cancel up to $30.0 million of such convertible promissory notes, but has since, in financings that closed in December 2012, October 2013, December 2013 and January 2014, used approximately $20.2 million of such $30.0 million.

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

Our agreements with Total relating to our fuels collaboration created a convertible debt financing structure for funding the research and development program. The collaboration agreements contemplated approximately $105.0 million in financing for the collaboration, of which Total has funded $83.3 million to date. Total is expected to fund up to the remaining $21.7 million, with $10.85 million to be paid by July 2014 and $10.85 million to be paid by January 2015. Pursuant to the March 2014 Letter Agreement between Total and the Company, such remaining $21.7 million is subject to repricing of the conversion price of such notes to $4.11 (from $7.0682), assuming stockholder approval is attained at our annual meeting of stockholders to be held on May 12, 2014. If Total chooses not to continue participating at certain "Go/No-Go" decision points during the program, licenses to our technology would terminate, and the notes would remain outstanding and become payable at maturity unless otherwise converted in accordance with their terms. If Total chooses to continue the collaboration and makes a final decision to proceed with the operational fuels joint venture, Total is required to buy from Amyris 50% of the preferred shares (all of which are currently held by Amyris) of a related joint venture in exchange for full settlement of principal and interest outstanding under the notes. If Total chooses to continue the collaboration and makes a final decision to proceed with the joint venture only for jet fuel, Total is required to buy from Amyris 50% of the preferred shares of the joint venture in exchanges for the settlement of 30% of the principal and interest outstanding under the notes. The remaining notes would continue to be outstanding and payable upon maturity unless otherwise converted in accordance with the terms of the notes.

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

For the foreseeable future, we will be subject to risks associated with the concentration of essential product sourcing and operations in Brazil. The Brazilian government has changed in the past, and may change in the future, monetary, taxation, credit, tariff, labor and other policies to influence the course of Brazil's economy. For example, the government's actions to control inflation have at times involved setting wage and price controls, adjusting interest rates, imposing taxes and exchange controls and limiting imports into Brazil. We have no control over, and cannot predict, what policies or actions the Brazilian government may take in the future. Our business, financial performance and prospects may be adversely affected by, among others, the following factors:

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

The use of genetically modified microorganisms (or GMMs), such as our yeast strains, is subject to laws and regulations in many countries, some of which are new and some of which are still evolving. Public attitudes about the safety and environmental hazards of, and ethical concerns over, genetic research and GMMs could influence public acceptance of our technology and products. In the United States, the Environmental Protection Agency (or EPA), regulates the commercial use of GMMs as well as potential products produced from the GMMs. Various states or local governments within the United States could choose to regulate products made with GMMs as well. While the strain of genetically modified yeast that we currently use for the development and anticipate using for the commercial production of our target molecules, S. cerevisiae, is eligible for exemption from EPA review because it is recognized as posing a low risk, we must satisfy certain criteria to achieve this exemption, including but not limited to use of compliant containment structures and safety procedures, and we cannot be sure that we will meet such criteria in a timely manner, or at all. If exemption of S. cerevisiae is not obtained, our business may be substantially harmed. In addition to S. cerevisiae, we may seek to use different GMMs in the future that will require EPA approval. If approval of different GMMs is not secured, our ability to grow our business could be adversely affected.

In Brazil, GMMs are regulated by the National Biosafety Technical Commission (or CTNBio). We have obtained approval from CTNBio to use GMMs in a contained environment in our Campinas facilities for research and development purposes as well as at a contract manufacturing facility in Brazil. In addition, we have obtained initial commercial approval from CTNBio for one of our current yeast strains. As we continue to develop new yeast strains and deploy our technology at new production facilities in Brazil, we will be required to obtain further approvals from CTNBio in order to use these strains in commercial production in Brazil. We may not be able to obtain approvals from relevant Brazilian authorities on a timely basis, or at all, and if we do not, our ability to produce our products in Brazil would be impaired, which would adversely affect our results of operations and financial condition.

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

Our renewable chemical products may be subject to government regulation in our target markets. In the United States, the EPA administers the Toxic Substances Control Act (or TSCA), which regulates the commercial registration, distribution, and use of many chemicals. Before an entity can manufacture or distribute significant volumes of a chemical, it needs to determine whether that chemical is listed in the TSCA inventory. If the substance is listed, then manufacture or distribution can commence immediately. If not, then in most cases a “Chemical Abstracts Service” number registration and pre-manufacture notice must be filed with the EPA, which has up to 180 days to review the filing. Some of the products we produce or plan to produce, such as farnesene (i.e., Biofene), farnesane (in diesel and new jet fuel applications) and squalane, are already in the TSCA inventory. We may not be able to expediently receive approval from the EPA to list future molecules we would like to make on the TSCA registry, resulting in delays or significant increases in testing requirements. A similar program exists in the European Union, called REACH. Under this program, we need to register our new products with the European Commission, and this process could cause delays or significant costs. To the extent that other geographies, such as Brazil, may rely on TSCA or REACH (or similar laws and programs) for chemical registration in their geographies, delays with the United States or European authorities may subsequently delay entry into these markets as well.

Our diesel and jet fuel is subject to regulation by various government agencies, including the EPA, and the California Air Resources Board (or CARB) in the United States and Agência Nacional do Petróleo, Gas Natural e Biocombustíveis (or ANP), in Brazil. To date, we have obtained registration with the EPA for the use of our diesel fuel in the United States. at a 35% blend rate with petroleum diesel. In addition, ANP has authorized the use our diesel fuel at blend rates of 10% and 30% for specific transportation fleets. In Europe, we obtained REACH registration for importing/manufacturing up to 1,000 metric tons of our diesel fuel per year and are pursuing data validation for greater volumes. Registration with each of these bodies is required for the sale and use of our fuels within their respective jurisdictions. Jet fuel (aviation turbine fuel) validation and specifications are subject to the ASTM International industry consensus process and the Brazilian ANP national adoption process.  Our jet fuel must be validated and supported by an applicable ASTM aviation turbine fuel standard. Any failure to achieve required validation and certifications for our jet fuel could impair or delay our plans to introduce a jet fuel product in 2014, which would have a material adverse impact on our renewable product revenues for the year. In addition, for us to achieve full access to the United States fuels market for our fuel products, we will need to obtain EPA and CARB (and potentially other state agencies) certifications for our feedstock pathway and production facilities, including certification of a feedstock lifecycle analysis relating to greenhouse gas emissions. Any delay in obtaining these additional certifications could impair our ability to sell our renewable fuels to refiners, importers, blenders and other parties that produce transportation fuels as they comply with federal and state requirements to include certified renewable fuels in their products.

We expect to encounter regulations in most, if not all, of the countries in which we may seek to sell our renewable chemical and fuel products (and our customers may encounter similar regulations in selling end use products to consumers), and we cannot assure you that we (or our customers) will be able to obtain necessary approvals in a timely manner or at all. If our chemical and fuel products do not meet applicable regulatory requirements in a particular country or at all, then we (or our customers) may not be able to commercialize our products and our business will be adversely affected.

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

•
delays or greater than anticipated expenses associated with the completion or commissioning of new production facilities,or the time to ramp up and stabilize production following completion of a new production facility or the transition to, and ramp up of, producing new molecules at our existing facilities;

•	impairment of assets based on shifting business priorities and working capital limitations;

•
disruptions in the production process at any manufacturing facility, including disruptions due to seasonal or unexpected downtime at our facilities as a result of feedstock availability, contamination, safety or other issues or other technical difficulties;

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

As part of our operating plan for 2014, we are planning to keep our expenditures to be relatively consistent with prior years.

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

We have experienced, and expect to continue to experience, expansion of our business as we continue to make efforts to develop and bring our products to market. We have grown from 18 employees at the end of 2005 to 391 at March 31, 2014. Our growth and diversified operations have placed, and may continue to place, significant demands on our management and our operational and financial infrastructure. In particular, continued growth could strain our ability to:

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

Our commercial success will depend substantially on our ability to obtain patents and maintain adequate legal protection for our technologies and product candidates in the United States and other countries. As of March 31, 2014, we had 260 issued United States and foreign patents and 321 pending United States and foreign patent applications that were owned by or licensed to us. We will be able to protect our proprietary rights from unauthorized use by third parties only to the extent that our proprietary technologies and future products are covered by valid and enforceable patents or are effectively maintained as trade secrets.

We apply for patents covering both our technologies and product candidates, as we deem appropriate. However, we may fail to apply for patents on important technologies or product candidates in a timely fashion, or at all. Our existing and future patents may not be sufficiently broad to prevent others from practicing our technologies or from developing competing products or technologies. In addition, the patent positions of companies like ours are highly uncertain and involve complex legal and factual questions for which important legal principles remain unresolved. No consistent policy regarding the breadth of patent claims has emerged to date in the United States and the landscape is expected to become even more uncertain in view of recent rule changes by the United States patent office (or, USPTO), the introduction of patent reform legislation in Congress and recent decisions in patent law cases by the United States Supreme Court. In addition, we obtained certain key United States patents using a procedure for accelerated examination recently implemented by the USPTO which requires special activities and disclosures that may create additional risks related to the validity or enforceability of the United States patents so obtained. The patent situation outside of the United States is even less predictable. As a result, the validity and enforceability of patents cannot be predicted with certainty. Moreover, we cannot be certain whether:

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

The design, development, production and sale of our products involve an inherent risk of product liability claims and the associated adverse publicity. Our potential products could be used by a wide variety of consumers with varying levels of sophistication. Although safety is a priority for us, we are not always in control of the final uses and formulations of the products we supply or their use as ingredients. Our products could have detrimental impacts or adverse impacts we cannot anticipate. Despite our efforts, negative publicity about Amyris, including product safety or similar concerns, whether real or perceived, could occur, and our products could face withdrawal, recall or other quality issues. In addition, we may be named directly in product liability suits relating to our products, even for defects resulting from errors of our commercial partners, contract manufacturers, chemical finishers or customers. These claims could be brought by various parties, including customers who are purchasing products directly from us or other users who purchase products from our customers. We could also be named as co-parties in product liability suits that are brought against the contract manufacturers or Brazilian sugar and ethanol mills with whom we partner to produce our products. Insurance coverage is expensive, may be difficult to obtain and may not be available in the future on acceptable terms. We cannot be certain that our contract manufacturers or the sugar and ethanol producers who partner with us to produce our products will have adequate insurance coverage to cover against potential claims. Any insurance we do maintain may not provide adequate coverage against potential losses, and if claims or losses exceed our liability insurance coverage, our business would be adversely impacted. In addition, insurance coverage may become more expensive, which would harm our results of operations.

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

If we fail to maintain an effective system of internal controls, we might not be able to report our financial results accurately or in a timely manner or prevent fraud; in that case, our stockholders could lose confidence in our financial reporting, which would harm our business and could negatively impact the price of our stock.

Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. In addition, Section 404 of the Sarbanes-Oxley Act of 2002 requires us and our independent registered public accounting firm to evaluate and report on our internal control over financial reporting. The process of implementing our internal controls and complying with Section 404 is expensive and time consuming, and requires significant attention of management. We cannot be certain that these measures will ensure that we maintain adequate controls over our financial processes and reporting in the future. In addition, to the extent we create joint ventures or have any variable interest entities and the financial statements of such entities are not prepared by us, we will not have direct control over their financial statement preparation. As a result, we will, for our financial reporting, depend on what these entities report to us, which could result in us adding monitoring and audit processes and increase the difficulty of implementing and maintaining adequate controls over our financial processes and reporting in the future and could lead to delays in our external reporting. This may be particularly true where we are establishing such entities with commercial partners that do not have sophisticated financial accounting processes in place, or where we are entering into new relationships at a rapid pace, straining our integration capacity. Additionally, if we do not receive the information from the joint venture or variable interest entity on a timely basis, this could cause delays in our external reporting. Even if we conclude, and our independent registered public accounting firm concurs, that our internal control over financial reporting provides reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, because of its inherent limitations, internal control over financial reporting may not prevent or detect fraud or misstatements. Failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our results of operations or cause us to fail to meet our reporting obligations. If we or our independent registered public accounting firm discover a material weakness, the disclosure of that fact, even if quickly remedied, could reduce the market's confidence in our financial statements and harm our stock price. In addition, failure to comply with Section 404 could subject us to a variety of administrative sanctions, including SEC action, ineligibility for short form resale registration, the suspension or delisting of our common stock from the stock exchange on which it is listed, and the inability of registered broker-dealers to make a market in our common stock, which would further reduce our stock price and could harm our business.

If the value of our goodwill or other intangible assets becomes impaired, it could materially reduce the value of our assets and reduce our net income for the year in which the related impairment charges occur.

We apply the applicable accounting principles set forth in the United States Financial Accounting Standards Board's Accounting Standards Codification to our intangible assets (including goodwill), which prohibits the amortization of intangible assets with indefinite useful lives and requires that these assets be reviewed for impairment at least annually. There are several methods that can be used to determine the estimated fair value of the in-process research and development acquired in a business combination. We have used the “income method,” which applies a probability weighting that considers the risk of development and commercialization, to the estimated future net cash flows that are derived from projected sales revenues and estimated costs. These projections are based on factors such as relevant market size, pricing of similar products, and expected industry trends. The estimated future net cash flows are then discounted to the present value using an appropriate discount rate. These assets are treated as indefinite-lived intangible assets until completion or abandonment of the projects, at which time the assets will be amortized over the remaining useful life or written off, as appropriate. If the carrying amount of the assets is greater than the measures of fair value, impairment is considered to have occurred and a write-down of the asset is recorded. Any finding that the value of our intangible assets has been impaired would require us to write-down the impaired portion, which could reduce the value of our assets and reduce our net income for the year in which the related impairment charges occur.  As of March 31, 2014, we had a net carrying value of approximately$9.1 million in in-process research and development and goodwill associated with our acquisition of Draths Corporation.

Our ability to use our net operating loss carryforwards to offset future taxable income may be subject to certain limitations.

In general, under Section 382 of the Internal Revenue Code (or the Code), a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change net operating loss carryforwards (or NOLs), to offset future taxable income. If the Internal Revenue Service challenges our analysis that our existing NOLs are not subject to limitations arising from previous ownership changes, or if we undergo an ownership change, our ability to utilize NOLs could be limited by Section 382 of the Code. Future changes in our stock ownership, some of which are outside of our control, could result in an ownership change under Section 382 of the Code. Furthermore, our ability to utilize NOLs of companies that we may acquire in the future may be subject to limitations. For these reasons, we may not be able to utilize a material portion of the NOLs carryforward as of March 31, 2014, even if we attain profitability.

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

Risks Related to Ownership of Our Common Stock

Our stock price may be volatile.

The market price of our common stock has been, and we expect it to continue to be, subject to significant volatility, and it has declined significantly from our initial public offering price. As of March 31, 2014, the reported closing price for our common stock on the NASDAQ Global Select Market was $3.73 per share. Market prices for securities of early stage companies have historically been particularly volatile. Such fluctuations could be in response to, among other things, the factors described in this “Risk Factors” section or elsewhere in this report, or other factors, some of which are beyond our control, such as:

•	fluctuations in our financial results or outlook or those of companies perceived to be similar to us;

•	changes in estimates of our financial results or recommendations by securities analysts;

•	changes in market valuations of similar companies;

•	changes in the prices of commodities associated with our business such as sugar, ethanol and petroleum;

•	changes in our capital structure, such as future issuances of securities or the incurrence of debt;

•	announcements by us or our competitors regarding significant contracts, acquisitions or strategic alliances;

•	regulatory developments in the United States, Brazil, and/or other foreign countries;

•	litigation involving us, our general industry or both;

•	additions or departures of key personnel;

•	investors' general perception of us; and

•	changes in general economic, industry and market conditions.

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

In the past, many companies that have experienced volatility and sustained declines in the market price of their stock have become subject to securities class action and derivative action litigation. We are currently involved in two such lawsuits, as described in more detail above in "Part II, Item 1. LEGAL PROCEEDINGS", and we may be the target of this type of litigation in the future. Securities litigation against us could result in substantial costs and divert our management's attention from other business concerns, which could seriously harm our business.

The concentration of our capital stock ownership with insiders will limit the ability to influence corporate matters.

As of March 15, 2014 :

•	our executive officers and directors and their affiliates (including Total) together held approximately 40.0% of our outstanding common stock;

•	Total held approximately 17.7% of our outstanding common stock; and

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

These and other provisions in our amended and restated certificate of incorporation and our amended and restated bylaws that became effective upon the completion of our initial public offering under Delaware law and in our agreements with Total could discourage potential takeover attempts, reduce the price that investors might be willing to pay in the future for shares of our common stock and result in the market price of our common stock being lower than it would be without these provisions.

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
The following table lists the exhibits filed as part of this report on Form 10-Q. In some cases, these exhibits are incorporated into this report by reference to exhibits to our other filings with the Securities and Exchange Commission. Where an exhibit is incorporated by reference, we have noted the type of form filed with the Securities and Exchange Commission, the file number of that form, the date of the filing, and the number of the exhibit referenced in that filing.

Exhibit		Previously Filed				Filed
No.	Description	Form	File No.	Filing Date	Exhibit	Herewith
3.01	Restated Certificate of Incorporation	10-Q	001-34885	November 10, 2010	3.01
3.02	Certificate of Amendment to Restated Certificate of Incorporation	S-8	333-188711	May 20, 2013	4.02
3.03	Restated Bylaws	10-Q	001-34885	November 10, 2010	3.02
4.01	Securities Purchase Agreement, dated March 28, 2014, between Registrant and Kuraray Co. Ltd.					X
4.02	Loan and Security Agreement, dated March 29, 2014, between Registrant and Hercules Technology Growth Capital, Inc.					X
4.03	Letter Agreement, dated March 29, 2014, between Registrant and Total Energies Nouvelles Activités USA					X
4.04ab	5% Unsecured Convertible Note dated October 13, 2013 issued to Total Energies Nouvelles Activités USA					X
4.05ac	1.5% Unsecured Convertible Note dated December 2, 2013 issued to Total Energies Nouvelles Activités USA					X
4.06ad	10% Unsecured Convertible Note dated January 15, 2014 issued to Total Energies Nouvelles Activités USA					X
10.01[a]	First Amendment to Joint Venture Agreement, dated January 27, 2014, among Registrant, Amyris Brasil, Ltda, and São Martinho S.A.					X
10.02[a]	Modification to Technology Investment Agreement dated March 11, 2014 between registrant and The Defense Advanced Research Project Agency (DARPA)					X
10.03ae	Offer letter, dated February 6, 2013 between Registrant and Susanna McFerson					X
31.01[f]	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(c) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.02[f]	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(c) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.01	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.02	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101[g]
The following materials from Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Operations; (ii) the Consolidated Balance Sheets; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Convertible Preferred Stock, Redeemable Noncontrolling Interest and Equity (Deficit); (v) the Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements
X

a	Portions of this exhibit have been omitted pending a determination by the Securities and Exchange Commission as to whether these portions should be granted confidential treatment.
b
Registrant issued substantially identical 5% Unsecured Convertible Notes (the “5% Notes”) to Total Gas & Power USA, SAS ("Total"), Fidelity Pyramis Lifecycle Large Cap Stock Commingled Pool, Fidelity Variable Insurance Products Fund III: Growth & Income Portfolio, Fidelity Hastings Street Trust: Fidelity Advisor Series Growth & Income Fund, Fidelity Securities Fund: Fidelity Growth & Income Portfolio, Fidelity Hastings Street Trust: Fidelity Series Growth & Income Fund, Fidelity Commonwealth Trust: Fidelity Large Cap Stock Fund, and Maxwell (Mauritius) Pte Ltd on October 16, 2013. Registrant has filed the 5% Note issued to Total, and has included, with Exhibit 4.04, a schedule (Schedule A to Exhibit 4.04) identifying each of the 5% Notes and setting forth the material details in which the other 5% Note(s) differ from the filed 5% Note (i.e., the purchasers, the amounts of the 5% Notes, and the conversion price).

c
Registrant issued substantially identical 1.5% Unsecured Convertible Notes (the “1.5% Notes”) to Total on December 2, 2013. Registrant has filed the 1.5% Note issued to Total (and numbered R-1), and has included, with Exhibit 4.05, a schedule (Schedule A to Exhibit 4.05) identifying each of the 1.5% Notes and setting forth the material details in which the other 1.5% Note(s) differ from the filed 1.5% Note (i.e., the amounts of the 1.5% Notes).

d
Registrant issued substantially identical 10% Unsecured Convertible Notes (the “10% Notes”) to Total, Wolverine Flagship Fund Trading Limited, and Maxwell (Mauritius) Pte Ltd on January 15, 2014. Registrant has filed the 10% Note issued to Total, and has included, with Exhibit 4.06, a schedule (Schedule A to Exhibit 4.06) identifying each of the 10% Notes and setting forth the material details in which the other 10% Note(s) differ from the filed 10% Note (i.e., the purchasers and the amounts of the 10% Notes).

e	Indicates management contract or compensatory plan or arrangement.
f
This certification shall not be deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that Section, nor shall it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

g
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

Dated: May 9, 2014	AMYRIS, INC.

/s/ JOHN G. MELO
John G. Melo
President and Chief Executive Officer
(Principal Executive Officer)

Dated: May 9, 2014

/s/ PAULO DINIZ
Paulo Diniz
Interim Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit		Previously Filed				Filed
No.	Description	Form	File No.	Filing Date	Exhibit	Herewith
3.01	Restated Certificate of Incorporation	10-Q	001-34885	November 10, 2010	3.01
3.02	Certificate of Amendment to Restated Certificate of Incorporation	S-8	333-188711	May 20, 2013	4.02
3.03	Restated Bylaws	10-Q	001-34885	November 10, 2010	3.02
4.01	Securities Purchase Agreement, dated March 28, 2014, between Registrant and Kuraray Co. Ltd.					X
4.02	Loan and Security Agreement, dated March 29, 2014, between Registrant and Hercules Technology Growth Capital, Inc.					X
4.03	Letter Agreement, dated March 29, 2014, between Registrant and Total Energies Nouvelles Activités USA					X
4.04ab	5% Unsecured Convertible Note dated October 13, 2013 issued to Total Energies Nouvelles Activités USA					X
4.05ac	1.5% Unsecured Convertible Note dated December 2, 2013 issued to Total Energies Nouvelles Activités USA					X
4.06ad	10% Unsecured Convertible Note dated January 15, 2014 issued to Total Energies Nouvelles Activités USA					X
10.01[a]	First Amendment to Joint Venture Agreement, dated January 27, 2014, among Registrant, Amyris Brasil, Ltda, and São Martinho S.A.					X
10.02[a]	Modification to Technology Investment Agreement dated March 11, 2014 between registrant and The Defense Advanced Research Project Agency (DARPA)					X
10.03ae	Offer letter, dated February 6, 2013 between Registrant and Susanna McFerson					X
31.01[f]	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(c) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.02	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(c) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.01	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.02[f]	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101[g]
The following materials from Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Operations; (ii) the Consolidated Balance Sheets; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Convertible Preferred Stock, Redeemable Noncontrolling Interest and Equity (Deficit); (v) the Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements
X

a	Portions of this exhibit have been omitted pending a determination by the Securities and Exchange Commission as to whether these portions should be granted confidential treatment.
b
Registrant issued substantially identical 5% Unsecured Convertible Notes (the “5% Notes”) to Total Gas & Power USA, SAS ("Total"), Fidelity Pyramis Lifecycle Large Cap Stock Commingled Pool, Fidelity Variable Insurance Products Fund III: Growth & Income Portfolio, Fidelity Hastings Street Trust: Fidelity Advisor Series Growth & Income Fund, Fidelity Securities Fund: Fidelity Growth & Income Portfolio, Fidelity Hastings Street Trust: Fidelity Series Growth & Income Fund, Fidelity Commonwealth Trust: Fidelity Large Cap Stock Fund, and Maxwell (Mauritius) Pte Ltd on October 16, 2013. Registrant has filed the 5% Note issued to Total, and has included, with Exhibit 4.04, a schedule (Schedule A to Exhibit 4.04) identifying each of the 5% Notes and setting forth the material details in which the other 5% Note(s) differ from the filed 5% Note (i.e., the purchasers, the amounts of the 5% Notes, and the conversion price).

c
Registrant issued substantially identical 1.5% Unsecured Convertible Notes (the “1.5% Notes”) to Total on December 2, 2013. Registrant has filed the 1.5% Note issued to Total (and numbered R-1), and has included, with Exhibit 4.05, a schedule (Schedule A to Exhibit 4.05) identifying each of the 1.5% Notes and setting forth the material details in which the other 1.5% Note(s) differ from the filed 1.5% Note (i.e., the amounts of the 1.5% Notes).

d
Registrant issued substantially identical 10% Unsecured Convertible Notes (the “10% Notes”) to Total, Wolverine Flagship Fund Trading Limited, and Maxwell (Mauritius) Pte Ltd on January 15, 2014. Registrant has filed the 10% Note issued to Total, and has included, with Exhibit 4.06, a schedule (Schedule A to Exhibit 4.06) identifying each of the 10% Notes and setting forth the material details in which the other 10% Note(s) differ from the filed 10% Note (i.e., the purchasers and the amounts of the 10% Notes).

e	Indicates management contract or compensatory plan or arrangement.
f
This certification shall not be deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that Section, nor shall it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

g
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