Form 10-Q
period 2014-06-30
AMYRIS, INC.
filed 2014-08-08
CIK 1365916

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014
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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2014
Common Stock, $0.0001 par value per share	78,942,580

AMYRIS, INC.
QUARTERLY REPORT ON FORM 10-Q
For the Quarterly Period Ended June 30, 2014

PART I
ITEM 1. FINANCIAL STATEMENTS
Amyris, Inc.
Condensed Consolidated Balance Sheets
(In Thousands, Except Share and Unaudited Per Share Amounts)

	June 30, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$88,828	$6,868
Short-term investments	1,379	1,428
Accounts receivable, net of allowance of $479 and $479, respectively	4,675	7,734
Related party accounts receivable	51	484
Inventories, net	14,753	10,888
Prepaid expenses and other current assets	7,138	9,518
Total current assets	116,824	36,920
Property, plant and equipment, net	140,656	140,591
Restricted cash	1,721	1,648
Other assets	15,826	10,585
Goodwill and intangible assets	9,120	9,120
Total assets	$284,147	$198,864
Liabilities and Deficit
Current liabilities:
Accounts payable	$8,503	$6,512
Deferred revenue	10,372	2,222
Accrued and other current liabilities	12,761	21,221
Capital lease obligation, current portion	882	956
Debt, current portion	9,923	6,391
Total current liabilities	42,441	37,302
Capital lease obligation, net of current portion	228	287
Long-term debt, net of current portion	111,952	56,172
Related party debt	100,480	89,499
Deferred rent, net of current portion	10,223	10,191
Deferred revenue, net of current portion	4,100	5,000
Derivative liability	147,840	134,717
Other liabilities	6,560	1,544
Total liabilities	423,824	334,712
Commitments and contingencies (Note 6)
Stockholders’ deficit:
Preferred stock - $0.0001 par value, 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock - $0.0001 par value, 300,000,000 and 200,000,000 shares authorized as of June 30, 2014 and December 31, 2013; 78,914,451 and 76,662,812 shares issued and outstanding as of June 30, 2014 and December 31, 2013, respectively	8	8
Additional paid-in capital	717,167	706,253
Accumulated other comprehensive loss	(15,634)	(20,087)
Accumulated deficit	(840,532)	(821,438)
Total Amyris, Inc. stockholders’ deficit	(138,991)	(135,264)
Noncontrolling interest	(686)	(584)
Total stockholders' deficit	(139,677)	(135,848)
Total liabilities and stockholders' deficit	$284,147	$198,864
See the accompanying notes to the unaudited condensed consolidated financial statements.

Amyris, Inc.
Condensed Consolidated Statements of Operations
(In Thousands, Except Share and Per Share Amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenues
Renewable product sales	$4,379	$4,011	$7,221	$6,991
Related party renewable product sales	31	174	34	177
Total product sales	4,410	4,185	7,255	7,168
Grants and collaborations revenue	4,897	6,555	8,093	8,903
Related party grants and collaborations revenue	—	109	—	2,647
Total grants and collaborations revenue	4,897	6,664	8,093	11,550
Total revenues	9,307	10,849	15,348	18,718
Cost and operating expenses
Cost of products sold	7,511	8,853	13,747	17,813
Loss on purchase commitments and write-off of production assets	52	8,423	159	8,423
Research and development	12,175	13,992	25,161	29,746
Sales, general and administrative	13,971	14,718	27,370	29,545
Total cost and operating expenses	33,709	45,986	66,437	85,527
Loss from operations	(24,402)	(35,137)	(51,089)	(66,809)
Other income (expense):
Interest income	148	57	204	93
Interest expense	(6,802)	(1,558)	(11,552)	(3,120)
Gain (loss) from change in fair value of derivative instruments	(3,252)	(254)	54,148	785
Loss from extinguishment of debt	(1,082)	—	(10,512)	—
Other income (expense), net	5	(1,776)	(117)	(1,696)
Total other income (expense)	(10,983)	(3,531)	32,171	(3,938)
Loss before income taxes	(35,385)	(38,668)	(18,918)	(70,747)
Provision for income taxes	(125)	(246)	(236)	(482)
Net loss	(35,510)	(38,914)	(19,154)	(71,229)
Net income (loss) attributable to noncontrolling interest	31	38	60	(261)
Net loss attributable to Amyris, Inc. common stockholders	$(35,479)	$(38,876)	$(19,094)	$(71,490)
Net income (loss) per share attributable to common stockholders:
Basic	$(0.45)	$(0.51)	$(0.25)	$(0.96)
Diluted	$(0.45)	$(0.51)	$(0.66)	$(0.96)
Weighted-average shares of common stock outstanding used in computing net loss per share of common stock:
Basic	78,604,692	75,959,228	77,722,437	74,640,314
Diluted	78,604,692	75,959,228	110,632,078	74,640,314

See the accompanying notes to the unaudited condensed consolidated financial statements.

Amyris, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(In Thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Comprehensive income (loss):
Net loss	$(35,510)	$(38,914)	$(19,154)	$(71,229)
Foreign currency translation adjustment, net of tax	1,578	(4,742)	4,411	(4,031)
Total comprehensive loss	(33,932)	(43,656)	(14,743)	(75,260)
Income (loss) attributable to noncontrolling interest	31	38	60	(261)
Foreign currency translation adjustment attributable to noncontrolling interest	19	(62)	42	(54)
Comprehensive loss attributable to Amyris, Inc.	$(33,882)	$(43,680)	$(14,641)	$(75,575)

See the accompanying notes to the unaudited condensed consolidated financial statements.

Amyris, Inc.
Condensed Consolidated Statements of Stockholders' Deficit
(In Thousands, Except Share Amounts)
(Unaudited)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total Deficit
December 31, 2013	76,662,812	$8	$706,253	$(821,438)	$(20,087)	$(584)	$(135,848)
Issuance of common stock upon exercise of stock options	551,707	—	1,507	—	—	—	1,507
Shares issued under restricted stock unit settlement	756,536	—	(1,790)	—	—	—	(1,790)
Issuance of common stock in a private placement	943,396	—	4,000	—	—	—	4,000
Stock-based compensation	—	—	7,197	—	—	—	7,197
Foreign currency translation adjustment, net of tax	—	—	—	—	4,453	(42)	4,411
Net loss	—	—	—	(19,094)	—	(60)	(19,154)
June 30, 2014	78,914,451	$8	$717,167	$(840,532)	$(15,634)	$(686)	$(139,677)
See the accompanying notes to the unaudited condensed consolidated financial statements.

Amyris, Inc.
Condensed Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	Six Months Ended June 30,
	2014	2013
Operating activities
Net loss	$(19,154)	$(71,229)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	7,539	8,491
Loss (gain) on disposal of property, plant and equipment	57	(38)
Stock-based compensation	7,197	9,178
Amortization of debt discount	3,763	1,061
Loss on extinguishment of debt	10,512	—
Loss on purchase commitments and write-off of production assets	159	8,423
Change in fair value of derivative instruments	(54,148)	(719)
Other non-cash expenses	(113)	213
Changes in assets and liabilities:
Accounts receivable	3,423	(3,812)
Related party accounts receivable	147	345
Inventories, net	(3,570)	1,150
Prepaid expenses and other assets	(323)	1,098
Accounts payable	1,879	(1,912)
Accrued and other liabilities	(608)	(5,619)
Deferred revenue	7,380	8,549
Deferred rent	33	(447)
Net cash used in operating activities	(35,827)	(45,268)
Investing activities
Purchase of investments	(883)	(1,763)
Maturities of investments	1,032	334
Change in restricted cash	—	(1)
Investment in joint venture	(2,075)	—
Purchases of property and equipment, net of disposals	(2,064)	(3,711)
Net cash used in investing activities	(3,990)	(5,141)
Financing activities
Proceeds from issuance of common stock, net of repurchases	71	167
Proceeds from issuance of common stock in private placements, net of issuance costs	4,000	19,980
Principal payments on capital leases	(515)	(867)
Proceeds from debt issued, net of issuance costs	83,171	2,645
Proceeds from debt issued to related party	39,012	10,000
Principal payments on debt	(3,596)	(1,902)
Net cash provided by financing activities	122,143	30,023
Effect of exchange rate changes on cash and cash equivalents	(366)	1,297
Net increase (decrease) in cash and cash equivalents	81,960	(19,089)
Cash and cash equivalents at beginning of period	6,868	30,592
Cash and cash equivalents at end of period	$88,828	$11,503

Amyris, Inc.
Condensed Consolidated Statements of Cash Flows—(Continued)
(In Thousands)

	Six Months Ended June 30,
	2014	2013
Supplemental disclosures of cash flow information:
Cash paid for interest	$1,847	$1,004
Cash paid for income taxes, net of refunds	$—	$—
Supplemental disclosures of non-cash investing and financing activities:
Acquisitions of property, plant and equipment under accounts payable, accrued liabilities and notes payable	$(226)	$307
Financing of insurance premium under notes payable	$(318)	$147
Receivable of proceeds for options exercised	$(355)	$—
Accrued offering cost of common stock in private placement	$—	$(19)
Capitalized interest	$2,812	$—
Non-cash investment in joint venture	$(237)	$—

See the accompanying notes to the unaudited condensed consolidated financial statements.

Amyris, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

1. The Company

Amyris, Inc. (the “Company”) was incorporated in California on July 17, 2003 and reincorporated in Delaware on June 10, 2010 for the purpose of leveraging breakthroughs in industrial bioscience technology to develop and provide renewable compounds for a variety of markets. The Company is currently applying its industrial bioscience technology platform to provide alternatives to select petroleum-sourced products used in consumer care, specialty chemical and transportation fuel markets worldwide. The Company's first commercialization efforts have been focused on a renewable hydrocarbon molecule called farnesene (Biofene®), which forms the basis for a wide range of products including emollients, fragrance oils and diesel fuel. While the Company's platform is able to use a wide variety of feedstocks, the Company is initially focused on Brazilian sugarcane. In addition, the Company has entered into various contract manufacturing agreements to support commercial production. The Company has established two principal operating subsidiaries, Amyris Brasil Ltda. (formerly Amyris Brasil S.A., or "Amyris Brasil") for production in Brazil, and Amyris Fuels, LLC (or "Amyris Fuels").

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

The Company expects to fund its operations for the foreseeable future with cash and cash equivalents and investments currently on hand, with cash inflows from collaboration and grant funding, cash contributions from product sales, and with new debt and equity financings. The Company's planned 2014 and 2015 working capital needs and its planned operating and capital expenditures are dependent on significant inflows of cash from new and existing collaboration partners and from cash contributions from growth in renewable product sales, as well as additional funding from new joint ventures or other collaborations, and may also require additional funding from debt or equity financings. The Company will continue to need to fund its research and development and related activities and to provide working capital to fund production, storage, distribution and other aspects of its business. The Company's operating plan contemplates capital expenditures of approximately $9.0 million in 2014 and the Company expects to continue to incur costs in connection with its existing contract manufacturing arrangements.

Liquidity

The Company has incurred significant losses since its inception and believes that it will continue to incur losses and negative cash flow from operations through 2014. As of June 30, 2014, the Company had an accumulated deficit of $840.5 million and had cash, cash equivalents and short term investments of $90.2 million. The Company has significant outstanding debt and contractual obligations related to purchase commitments, as well as capital and operating leases. As of June 30, 2014, the Company's debt, net of discount of $83.9 million, totaled $222.4 million, of which $9.9 million matures within the next twelve months. In addition, the Company's debt agreements contain various covenants, including restrictions on the Company's business that could cause the Company to be at risk of defaults. Please refer to Note 5, “Debt” and Note 6, “Commitments and Contingencies” for further details regarding the Company's debt obligations and commitments.

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

If the Company is unable to increase positive gross margin product sales or generate sufficient additional payments from existing and new collaboration partners, it may need to obtain additional funding from equity financings, credit facilities, loans or issue additional preferred and/or discounted equity, agree to burdensome covenants, grant further security interest in its assets, enter into collaboration and licensing arrangements that require it to relinquish commercial rights, or grant licenses on terms that are not favorable. If the Company fails to generate positive gross margins product sales or secure such funding, the Company could be forced to curtail its operations, which would have a material adverse effect on the Company's ability to continue with its business plans.

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

The condensed consolidated financial statements of the Company include the accounts of Amyris, Inc., its subsidiaries and two consolidated VIEs with respect to which the Company is considered the primary beneficiary, after elimination of intercompany accounts and transactions. Disclosure regarding the Company’s participation in the VIEs is included in Note 7, "Joint Ventures and Noncontrolling Interest."

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

In May 2014, the FASB issued a new guidance related to revenue recognition. This new standard will replace all current GAAP guidance on this topic and eliminate all industry-specific guidance. The new revenue recognition standard provides a unified model to determine how revenue is recognized. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance will be effective for the Company beginning January 1, 2017 and can be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. The Company is currently assessing the impact of adopting this new accounting standard on its financial statements.

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

As of June 30, 2014, the Company’s financial assets and financial liabilities are presented below at fair value and were classified within the fair value hierarchy as follows (in thousands):

	Level 1	Level 2	Level 3	Balance as of June 30, 2014
Financial Assets
Money market funds	$74,765	$—	$—	$74,765
Certificates of deposit	1,453	—	—	1,453
Total financial assets	$76,218	$—	$—	$76,218
Financial Liabilities
Loans payable (1)	$—	$20,360	$—	$20,360
Credit facilities (1)	—	39,864	—	39,864
Convertible notes (1)	—	—	227,638	227,638
Compound embedded derivative liability	—	—	145,032	145,032
Currency interest rate swap derivative liability	—	2,808	—	2,808
Total financial liabilities	$—	$63,032	$372,670	$435,702
________
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

The following table provides a reconciliation of the beginning and ending balances for the convertible notes measured at fair value using significant unobservable inputs (Level 3) (in thousands):

2014
Balance at January 1	$131,952
Additions to convertible notes	93,295
Change in fair value of convertible notes	2,391
Balance at June 30	$227,638

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

Derivative Instruments

The following table provides a reconciliation of the beginning and ending balances for the compound embedded derivative liability measured at fair value using significant unobservable inputs (Level 3) (in thousands):

2014
Balance at January 1	$131,117
Transfers in to Level 3 net of cancellation (1)	86,551
Total (income) loss from change in fair value of derivative liability	(72,636)
Balance at June 30	$145,032
________
(1) Includes $1.1 million removal of derivative liability related to debt extinguishment.

The compound embedded derivative liability represents the fair value of the bifurcated conversion options that contain "make-whole" provisions or down round conversion price adjustment provisions of outstanding convertible promissory notes issued to Total Energies Nouvelles Activités USA (formerly known as Total Gas & Power USA, SAS, or “Total”), as well as Tranche I Notes, Tranche II Notes and notes issued under the Rule 144A Convertible Note Offering (see Note 5, "Debt"). There is no current observable market for this type of derivative and, as such, the Company determined the fair value of the embedded derivative using a Monte Carlo simulation valuation model for the Total Notes and the binomial lattice model for the Tranche I Notes, Tranche II Notes and the Rule 144A Convertible Note Offering. A Monte Carlo simulation valuation model combines expected cash outflows with market-based assumptions regarding risk-adjusted yields, stock price volatility, probability of a change of control and the trading information of the Company's common stock into which the notes are convertible. A binomial lattice model generates two probable outcomes - one up and another down - arising at each point in time, starting from the date of valuation until the maturity date. A lattice model was initially used to determine if the convertible notes would be converted, called or held at each decision point. Within the lattice model, the following assumptions are made: (i) the convertible notes will be converted early if the conversion value is greater than the holding value or (ii) the convertible notes will be called if the holding value is greater than both (a) redemption price and (b) the conversion value at the time. If the convertible notes are called, then the holder will maximize their value by finding the optimal decision between (1) redeeming at the redemption price and (2) converting the convertible notes. Using this lattice method, the Company valued the embedded derivative using the "with-and-without method", where the fair value of the convertible notes including the embedded derivative is defined as the "with", and the fair value of the convertible notes excluding the embedded derivative is defined as the "without". This method estimates the fair value of the embedded derivative by looking at the difference in the values between the convertible notes with the embedded derivative and the fair value of the convertible notes without the embedded derivative. The lattice model uses the stock price, conversion price, maturity date, risk-free interest rate, estimated stock volatility and estimated credit spread. The Company marks the compound embedded derivative to market due to the conversion price not being indexed to the Company's own stock. Except for the "make-whole interest" provision included in the conversion option, which is only required to be settled in cash upon a change of control at the noteholder's option, the compound embedded derivative will be settled in either cash or shares. As of June 30, 2014, the Company has sufficient common stock available to settle the conversion option in shares. As of June 30, 2014 and December 31, 2013, included in "Derivative Liability" on the condensed consolidated balance sheet is the Company's compound embedded derivative liability of $145.0 million and $131.1 million, respectively, which represents the fair value of the equity conversion option or a "make-whole" provision relating to the outstanding senior secured convertible promissory notes issued to Total, Tranche I Notes, Tranche II Notes and notes issued under the Rule 144A Convertible Note Offering as described above.

In June 2012, the Company entered into a loan agreement with Banco Pine S.A. (or "Banco Pine") under which Banco Pine provided the Company with a short term loan (referred to as the "Banco Pine Bridge Loan") (see Note 5, "Debt"). At the time of the Banco Pine Bridge Loan, the Company also entered into a currency interest rate swap arrangement with Banco Pine with respect to the repayment of R$22.0 million (approximately US$10.0 million based on the exchange rate as of June 30, 2014). The swap arrangement exchanges the principal and interest payments under the Banco Pine Bridge Loan of R$22.0 million entered into in July 2012 for alternative principal and interest payments that are subject to adjustment based on fluctuations in the foreign exchange rate between the U.S. dollar and Brazilian real. The swap has a fixed interest rate of 3.94%. Changes in the fair value of the swap are recognized in “Gain (loss) from change in fair value of derivative instruments" in the condensed consolidated statements of operations.

Derivative instruments measured at fair value as of June 30, 2014 and December 31, 2013, and their classification on the condensed consolidated balance sheets and condensed consolidated statements of operations, are presented in the following tables (in thousands except contract amounts):

	Liability as of
	June 30, 2014		December 31, 2013
Type of Derivative Contract	Quantity of Short Contracts	Fair Value	Quantity of Short Contracts	Fair Value
Currency interest rate swap, included as net liability in derivative liability	1	$2,808	1	$3,600

	Income Statement Classification	Three Months Ended June 30,		Six Months Ended June 30,
Type of Derivative Contract		2014	2013	2014	2013
		Gain (Loss) Recognized		Gain (Loss) Recognized
Currency interest rate swap (1)	Gain (loss) from change in fair value of derivative instruments	$722	$(1,639)	$1,056	$(1,651)
___________

(1)
Certain classifications of prior period amounts have been made to conform to the current period presentation. Such reclassifications did not materially change previously reported consolidated financial statements.

4. Balance Sheet Components

Inventories, net

Inventories are stated at the lower of cost or market and consist of the following (in thousands):

	June 30, 2014	December 31, 2013
Raw materials	$2,468	$1,796
Work-in-process	6,536	7,292
Finished goods	5,749	1,800
Inventories, net	$14,753	$10,888

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets is comprised of the following (in thousands):

	June 30, 2014	December 31, 2013
Maintenance (1)	$393	$258
Prepaid insurance(1)	603	894
Manufacturing catalysts	1,715	1,536
Recoverable VAT and other taxes	2,776	5,125
Other (1)	1,651	1,705
Prepaid expenses and other current assets	$7,138	$9,518
______________

(1)
Certain classifications of prior period amounts have been made to conform to the current period presentation. Such reclassifications did not materially change previously reported consolidated financial statements.

Property, Plant and Equipment, net

Property, plant and equipment, net is comprised of the following (in thousands):

	June 30, 2014	December 31, 2013
Leasehold improvements	$39,208	$39,034
Machinery and equipment	101,383	96,585
Computers and software	8,946	8,509
Furniture and office equipment	2,584	2,535
Buildings	7,606	7,148
Vehicles	436	488
Construction in progress	44,635	41,387
	204,798	195,686
Less: accumulated depreciation and amortization	(64,142)	(55,095)
Property, plant and equipment, net	$140,656	$140,591

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

Property, plant and equipment, net includes $3.8 million and $3.4 million of machinery and equipment under capital leases as of June 30, 2014 and December 31, 2013, respectively. Accumulated amortization of assets under capital leases totaled $1.8 million and $1.5 million as of June 30, 2014 and December 31, 2013, respectively.

Depreciation and amortization expense, including amortization of assets under capital leases was $3.7 million and $4.1 million for the three months ended June 30, 2014 and 2013, respectively, and was $7.5 million and $8.5 million for the six months ended June 30, 2014 and 2013, respectively.

The Company capitalizes interest costs incurred to construct plant and equipment. The capitalized interest is recorded as part of the depreciable cost of the asset to which it relates to and is amortized over the asset's estimated useful life. Interest cost capitalized as of June 30, 2014 and December 31, 2013 was $0.5 million and $0.5 million, respectively.

Other Assets

Other assets are comprised of the following (in thousands):

	June 30, 2014	December 31, 2013
Deposits on property and equipment, including taxes	$2,095	$1,970
Recoverable taxes from Brazilian government entities	9,064	6,599
Debt issuance cost (2)	978	454
Investments in joint venture (1)	2,170	68
Other (2)	1,519	1,494
Total other assets	$15,826	$10,585
______________

(1)
The investments in joint venture represents the Company's investments in the joint venture with Novvi LLC and Total Amyris Biosolutions B.V. of $2.1 million and $0.1 million as of June 30, 2014, respectively, and zero and $0.1 million as of December 31, 2013, respectively.

(2)
Certain classifications of prior period amounts have been made to conform to the current period presentation. Such reclassifications did not materially change previously reported consolidated financial statements.

Accrued and Other Current Liabilities

Accrued and other current liabilities are comprised of the following (in thousands):

	June 30, 2014	December 31, 2013
Professional services	$2,093	$2,279
Accrued vacation	2,516	2,274
Payroll and related expenses	3,939	5,066
Tax-related liabilities	157	825
Deferred rent, current portion	1,111	1,111
Accrued interest	1,246	3,176
Contractual obligations to contract manufacturers	853	4,241
Other	846	2,249
Total accrued and other current liabilities	$12,761	$21,221

Derivative Liability

Derivative liability is comprised of the following (in thousands):

	June 30, 2014	December 31, 2013
Fair market value of swap obligation	$2,808	$3,600
Fair value of compound embedded derivative liability(1)	145,032	131,117
Total derivative liability	$147,840	$134,717
______________

(1)
The compound embedded derivative liability represents the fair value of the bifurcated conversion options that contain "make-whole" provisions or down round conversion price adjustment provisions included in the outstanding Total Notes, Tranche I Notes, Tranche II Notes and the Rule 144A Convertible Note Offering (see Note 3, "Fair value of financial instruments" and Note 5, "Debt").

5. Debt

Debt is comprised of the following (in thousands):

	June 30, 2014	December 31, 2013
Credit facilities	$37,972	$8,767
Convertible notes	57,904	28,537
Related party convertible notes	100,480	89,499
Loans payable	25,999	25,259
Total debt	222,355	152,062
Less: current portion	(9,923)	(6,391)
Long-term debt	$212,432	$145,671

FINEP Credit Facility

In November 2010, the Company entered into a credit facility with Financiadora de Estudos e Projetos (referred to as the “FINEP Credit Facility”). The FINEP Credit Facility was extended to partially fund expenses related to the Company’s research and development project on sugarcane-based biodiesel (“FINEP Project”) and provided for loans of up to an aggregate principal amount of R$6.4 million (approximately US$2.9 million based on the exchange rate as of June 30, 2014), which is secured by a chattel mortgage on certain equipment of the Company as well as by bank letters of guarantee. All available credit under this facility is fully drawn.

Interest on loans drawn under the FINEP Credit Facility is fixed at 5% per annum. In case of default under or non-compliance with the terms of the agreement, the interest on loans will be dependent on the long-term interest rate as published by the Central Bank of Brazil (such rate, the “TJLP”). If the TJLP at the time of default is greater than 6%, then the interest will be 5% plus a TJLP adjustment factor, otherwise the interest will be at 11% per annum. In addition, a fine of up to 10% shall apply to the amount of any obligation in default. Interest on late balances will be 1% interest per month, levied on the overdue amount. Payment of the outstanding loan balance is being made in 81 monthly installments, which commenced in July 2012 and extends through March 2019. Interest on loans drawn and other charges are paid on a monthly basis and commenced in March 2011. As of June 30, 2014 and December 31, 2013, the total outstanding loan balance under this credit facility was R$4.8 million (approximately US$2.2 million based on the exchange rate as of June 30, 2014) and R$5.2 million (approximately US$2.2 million based on exchange rate as of December 31, 2013), respectively.

The FINEP Credit Facility contains the following significant terms and conditions:

•
the Company was required to share with FINEP the costs associated with the FINEP Project. At a minimum, the Company was required to contribute from its own funds approximately R$14.5 million (approximately US$6.6 million based on the exchange rate as of June 30, 2014) of which R$11.1 million was contributed prior to the release of the second disbursement. All four disbursements were completed and the Company has fulfilled all of its cost sharing obligations;

•
after the release of the first disbursement, prior to any subsequent drawdown from the FINEP Credit Facility, the Company was required to provide bank letters of guarantee of up to R$3.3 million in aggregate (approximately US$1.5 million based on the exchange rate as of June 30, 2014). On December 17, 2012 and prior to release of the second disbursement on December 26, 2012, the Company obtained the required bank letter of guarantees from Banco ABC Brasil S.A. (or "ABC"); and

•	amounts disbursed under the FINEP Credit Facility were required to be used towards the FINEP Project within 30 months after the contract execution.

BNDES Credit Facility

In December 2011, the Company entered into a credit facility with the Brazilian Development Bank (the bank is referred to as “BNDES” and the credit facility referred to as the “BNDES Credit Facility”) in the amount of R$22.4 million (approximately US$10.2 million based on the exchange rate as of June 30, 2014). This BNDES Credit Facility was extended as project financing for a production site in Brazil. The credit line is divided into an initial tranche of up to approximately R$19.1 million and an additional tranche of approximately R$3.3 million that becomes available upon delivery of additional guarantees. The credit line is available for 12 months from the date of the BNDES Credit Facility, subject to extension by the lender. The credit line was cancelled in 2013.
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

The BNDES Credit Facility is collateralized by a first priority security interest in certain of the Company's equipment and other tangible assets totaling R$24.9 million (approximately $11.3 million based on the exchange rate as of June 30, 2014). The Company is a parent guarantor for the payment of the outstanding balance under the BNDES Credit Facility. Additionally, the Company was required to provide a bank guarantee equal to 10% of the total approved amount (R$22.4 million in total debt) available under this Credit Facility. For advances of the second tranche (above R$19.1 million), the Company is required to provide additional bank guarantees equal to 90% of each such advance, plus additional Company guarantees equal to at least 130% of such advance. The BNDES Credit Facility contains customary events of default, including payment failures, failure to satisfy other obligations under this credit facility or related documents, defaults in respect of other indebtedness, bankruptcy, insolvency and inability to pay debts when due, material judgments, and changes in control of Amyris Brasil. If any event of default occurs, the Lender may terminate its commitments and declare immediately due all borrowings under the facility. As of June 30, 2014 and December 31, 2013, the Company had R$13.4 million (approximately US$6.1 million based on the exchange rate as of June 30, 2014) and R$15.3 million (approximately US$6.5 million based on the exchange rate as of December 31, 2013), respectively, in outstanding advances under the BNDES Credit Facility.

Hercules Loan Facility

In March 2014, the Company entered into a Loan and Security Agreement with Hercules Technology Growth Capital, Inc. (referred to as “Hercules”) to make available to Amyris a loan in the aggregate principal amount of up to $25.0 million (referred to as the "Hercules Loan Facility"). The original Hercules Loan Facility accrues interest at a rate per annum equal to the greater of either the prime rate reported in the Wall Street Journal plus 6.25% or 9.50%. The Company may repay the loaned amounts before the maturity date (generally February 1, 2017) if it pays an additional fee of 3% of the outstanding loans (1% if after the initial twelve-month period of the loan). The Company was also required to pay a 1% facility charge at the closing of the transaction, and is required to pay a 10% end of term charge. In connection with the original Hercules Loan Facility, Amyris agreed to certain customary representations and warranties and covenants, as well as certain covenants that were subsequently amended (as described below). The total available credit of $25.0 million under this facility was fully drawn down by the Company.

In June 2014, the Company and Hercules entered into a first amendment (referred to as the “Hercules Amendment”) of the Loan and Security Agreement entered into in March 2014. Pursuant to the Hercules Amendment, the parties agreed to adjust the term loan maturity date from May 31, 2015 to February 1, 2017 and remove (i) a requirement for the Company to pay a forbearance fee of $10.0 million in the event certain covenants were not satisfied, (ii) a covenant that the Company maintain positive cash flow commencing with the fiscal quarter beginning October 1, 2014, (iii) a covenant that, beginning with the fiscal quarter beginning July 1, 2014, the Company and its subsidiaries achieve certain projected cash product revenues and projected cash product gross profits, and (iv) an obligation for the Company to file a registration statement on Form S-3 with the SEC by no later than June 30, 2014 and complete an equity financing of more than $50.0 million by no later than September 30, 2014. The Company further agreed to include a new covenant requiring the Company to maintain unrestricted, unencumbered cash in an amount equal to at least 50% of the principal amount then outstanding under the Hercules Loan Facility and borrow an additional $5.0 million. The additional $5.0 million borrowing was completed in June 2014, and accrues interest at a rate per annum equal to the greater of either the prime rate reported in the Wall Street Journal plus 5.25% or 8.5%. The Hercules Loan Facility is secured by liens on the Company's assets, including on certain Company intellectual property. The Hercules Loan Facility includes customary events of default, including failure to pay amounts due, breaches of covenants and warranties, certain cross defaults and judgments, and insolvency. If an event of default occurs, Hercules may require immediate repayment of all amounts due.

As of June 30, 2014, $29.7 million was outstanding under the Hercules Loan Facility, net of discount of $0.3 million, and the Company maintains cash in excess of the approximately $15.0 million current minimum cash covenant described above.

Notes Payable

During the period between May 2008 and October 2008, the Company entered into notes payable agreements with the lessor of its headquarters under which it borrowed a total of $3.3 million for the purchase of tenant improvements, bearing an interest rate of 9.5% per annum and to be repaid over a period of 55 to 120 months. As of June 30, 2014 and December 31, 2013, no principal amount was outstanding under these notes payable. In June 2013, as part of the April 30, 2013 Amendment to the Company's operating lease for its headquarters, the Company recorded the elimination of these notes payable as a lease incentive and recorded approximately $1.4 million to deferred rent liability in the condensed consolidated balance sheet. The deferred rent liability is being amortized to expense over the remaining lease term.

Convertible Notes

Fidelity

In February 2012, the Company completed the sale of senior unsecured convertible promissory notes in an aggregate principal amount of $25.0 million pursuant to a securities purchase agreement, between the Company and certain investment funds affiliated with FMR LLC (referred to as the "Fidelity Securities Purchase Agreement"). The offering consisted of the sale of 3% senior unsecured convertible promissory notes with a March 1, 2017 maturity date and an initial conversion price equal to $7.0682 per share of the Company's common stock, subject to proportional adjustment for adjustments to outstanding common stock and anti-dilution provisions in case of dividends and distributions (referred to as the "Fidelity Notes"). As of June 30, 2014, the Fidelity Notes were convertible into an aggregate of up to 3,536,968 shares of the Company's common stock. Such note holders have a right to require repayment of 101% of the principal amount of the Fidelity Notes in an acquisition of the Company, and the notes provide for payment of unpaid interest on conversion following such an acquisition if the note holders do not require such repayment. The Fidelity Securities Purchase Agreement and Fidelity Notes include covenants regarding payment of interest, maintaining the Company's listing status, limitations on debt, maintenance of corporate existence, and filing of SEC reports. The Fidelity Notes include standard events of default resulting in acceleration of indebtedness, including failure to pay, bankruptcy and insolvency, cross-defaults, material adverse effect clauses and breaches of the covenants in the Fidelity Securities Purchase Agreement and Fidelity Notes, with default interest rates and associated cure periods applicable to the covenant regarding SEC reporting. Furthermore, the Fidelity Notes include restrictions on the amount of debt the Company is permitted to incur. With exceptions for certain existing debt, refinancing of such debt and certain other exclusions and waivers, the Fidelity Notes provide that the Company's total outstanding debt at any time cannot exceed the greater of $200.0 million or 50% of its consolidated total assets and its secured debt cannot exceed the greater of $125.0 million or 30% of its consolidated total assets. In connection with the Company’s closing of a short-term bridge loan for $35.0 million in October 2013, holders of the Fidelity Notes waived compliance with the debt limitations outlined above as to the $35.0 million bridge loan and the August 2013 Financing (defined below). In consideration for such waiver, the Company granted to holders of the Fidelity Notes or their affiliates, the right to purchase up to an aggregate of $7.6 million worth of convertible promissory notes in the first tranche of the August 2013 Financing.

In August 2013, the Company entered into that certain Securities Purchase Agreement, dated as of August 8, 2013 (referred to as the “August 2013 SPA”), for the sale of senior convertible promissory notes (referred to as the “August 2013 Notes”) to Maxwell (Mauritius) Pte Ltd (or “Temasek”) and Total, each of whom are existing stockholders of the Company. The August 2013 SPA contemplated the sale of up to an aggregate of $73.0 million in principal amount of the August 2013 Notes in a private placement (referred to as the “August 2013 Financing”) exempt from registration under the Securities Act of 1933, as amended, (the "Securities Act") in an initial tranche of $42.6 million in aggregate principal amount and a second tranche of $30.4 million in aggregate principal amount.

In October 2013, the Company amended the August 2013 SPA to include certain entities affiliated with FMR LLC (referred to as the “Fidelity Entities”) in the first tranche of the August 2013 Financing. Pursuant to the amended agreement the Company sold senior convertible notes with an aggregate principal amount of $7.6 million to the Fidelity Entities (referred to as the "Tranche I Notes"). The Tranche I Notes are due sixty months from the date of issuance and will be convertible into the Company’s common stock at a conversion price equal to $2.44, which represents a 15% discount to a trailing 60-day weighted-average closing price of the common stock on The NASDAQ Stock Market (or “NASDAQ”) through August 7, 2013, subject to adjustment as described below. The Tranche I Notes are convertible at the option of the holder: (i) at any time after 18 months from the date of the August 2013 SPA, (ii) on a change of control of the Company and (iii) upon the occurrence of an event of default. The conversion price of the Tranche I Notes will be reduced to $2.15 if either (a)(i) a specified Company manufacturing plant had failed to achieve a total production of 1,000,000 liters within a run period of 45 days prior to June 30, 2014, or (ii) the Company fails to achieve gross margins from product sales of at least 5% prior to June 30, 2014, or (b) the Company reduces the conversion price of certain existing promissory notes held by Total prior to the repayment or conversion of the Tranche I Notes. In 2013, the Company achieved a total production of 1.0 million liters within a run period of 45 days in satisfaction of clause (a)(i) of the preceding sentence and the Company is currently evaluating the achievement of clause (a)(ii) of the preceding sentence. If either of the production and margin milestones in clause (a) above were to not occur, and the Company also reduces the conversion price of certain existing promissory notes held by Total prior to the repayment or conversion of the Tranche I Notes as set forth in clause (b) above, the conversion price of the Tranche I Notes would be reduced to $1.87. Each Tranche I Note accrues interest from the date of issuance until the earlier of the date that such Tranche I Note is converted into the Company’s common stock or is repaid in full. Interest accrues at a rate of 5% per six months, compounded semiannually (with graduated interest rates of 6.5% applicable to the first 180 days and 8% applicable thereafter as the sole remedy should the Company fail to maintain NASDAQ listing status or at 6.5% for all other defaults). Interest for the first 30 months is payable in kind and added to the principal every six-months and thereafter, the Company may continue to pay interest in kind by adding to the principal every six-months or may elect to pay interest in cash. The Tranche I Notes may be prepaid by the Company after 30 months from the issuance date and initial interest payment date; thereafter the Company has the option to prepay the Tranche I Notes every six months at the date of payment of the semi-annual coupon.

As of June 30, 2014 and December 31, 2013, principal amount of $29.3 million and $28.5 million, respectively, were outstanding under these convertible notes, net of debt discount of $3.7 million and $4.0 million, respectively. The debt discount is the result of the bifurcation of the conversion options that contain "make-whole" provisions or down round conversion price adjustment provisions associated with the outstanding debt.

Rule 144A Convertible Note Offering

In May 2014, the Company entered into a Purchase Agreement with Morgan Stanley & Co. LLC, as the initial purchaser (the “Initial Purchaser”), relating to the sale of $75.0 million aggregate principal amount of its 6.50% Convertible Senior Notes due 2019 (the "144A Notes") to the Initial Purchaser in a private placement, and for initial resale by the Initial Purchaser to certain qualified institutional buyers. In addition, the Company granted the Initial Purchaser an option to purchase up to an additional $15.0 million aggregate principal amount of notes, which option expired according to its terms. Under the terms of the Purchase Agreement, the Company agreed to customary indemnification of the Initial Purchaser against certain liabilities. The Notes were issued pursuant to an Indenture, dated as of May 29, 2014 (the “Indenture”), between the Company and Wells Fargo Bank, National Association, as trustee. The net proceeds from the offering of the Notes were approximately $72.0 million after payment of the Initial Purchaser’s discounts and offering expenses. In addition, in connection with obtaining a waiver from one of its existing investors, Total Energies Nouvelles Activités USA (“Total”), of its preexisting contractual right to exchange certain senior secured convertible notes previously issued by the Company for new notes issued in the offering, the Company has used approximately $9.7 million of the net proceeds to repay previously issued notes (representing the amount of 144A Notes purchased by Total from the Initial Purchaser). Certain of the Company's affiliated entities purchased $24.7 million in aggregate principal amount of Rule 144A Notes from the Initial Purchaser (described further below under "Related Party Convertible Notes"). The 144A Notes will bear interest at a rate of 6.50% per year, payable semiannually in arrears on May 15 and November 15 of each year, beginning November 15, 2014. The 144A Notes will mature on May 15, 2019 unless earlier converted or repurchased. The 144A Notes are convertible into shares of the Company's common stock at any time prior to the close of business day on May 15, 2019.The Notes will have an initial conversion rate of 267.0370 shares of Common Stock per $1,000 principal amount of 144A Notes (subject to adjustment in certain circumstances). This represents an initial effective conversion price of approximately $3.74 per share of common stock. For any conversion on or after May 15, 2015, in the event that the last reported sale price of the Company’s common stock for 20 or more trading days (whether or not consecutive) in a period of 30 consecutive trading days ending within five trading days immediately prior to the date the Company receives a notice of conversion exceeds the conversion price of $3.74 per share on each such trading day, the holders, in addition to the shares deliverable upon conversion, will be entitled to receive a cash payment equal to the present value of the remaining scheduled payments of interest that would have been made on the 144A Notes being converted from the conversion date to the earlier of the date that is three years after the date the Company receive such notice of conversion and maturity (May 15, 2019). In the event of a fundamental change, as defined in the Indenture, holders of the 144A Notes may require the Company to purchase all or a portion of the 144A Notes at a price equal to 100% of the principal amount of the 144A Notes, plus any accrued and unpaid interest to, but excluding, the fundamental change repurchase date. Holders of the 144A Notes who convert their 144A Notes in connection with a make-whole fundamental change will receive additional shares representing the present value of the remaining interest payments which will be computed using a discount rate of 0.75%. If a holder of 144A Notes elects to convert their 144A Notes prior to the effective date of any make-whole fundamental change, such holder will not be entitled to an increased conversion rate in connection with such conversion.

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

The notes issued to Total pursuant to the Total Purchase Agreement have a maturity date of March 1, 2017, an initial conversion price equal to $7.0682 per share for the notes issued under the initial closing, an initial conversion price equal $3.08 per share for the notes issued under the second closing and an initial conversion price equal to $4.11 per share for the notes issued (and that remain to be issued) under the third closing. The notes bear interest of 1.5% per annum (with a default rate of 2.5%), accruing from the date of funding and payable at maturity or on conversion or a change of control where Total exercises the right to require the Company to repay the notes. Accrued interest is cancelled if the notes are cancelled based on a “Go” decision (see Note 8, "Significant Agreements"). The agreements contemplate that the research and development efforts under the Program may extend through 2016, with a series of “Go/No Go” decisions by Total through such date tied to funding by Total. The notes issuable under the third closing will be senior secured promissory notes, pursuant to the exchange agreed to by Total and the Company in December 2013.

The notes become convertible into the Company's common stock (i) within 10 trading days prior to maturity (if they are not cancelled as described above prior to their maturity date), (ii) on a change of control of the Company, (iii) if Total is no longer the largest stockholder of the Company following a “No-Go” decision (subject to a six-month lock-up with respect to any shares of common stock issued upon conversion), and (iv) on a default by the Company. If Total makes a final “Go” decision, then the notes will be exchanged by Total for equity interests in the Fuels JV, after which the notes will not be convertible and any obligation to pay principal or interest on the notes will be extinguished. In case of a “Go” decision only with respect to jet fuel, the parties would form an operational joint venture only for jet fuel (and the rights associated with diesel would terminate), 70% of the outstanding notes would remain outstanding and become payable by the Company, and 30% of the outstanding notes would be cancelled. If Total makes a “No-Go” decision, outstanding notes will remain outstanding and become payable at maturity.

In connection with a December 2012 private placement of the Company’s common stock involving certain existing stockholders of the Company, Total elected to participate in the private placement by exchanging approximately $5.0 million of its $53.3 million in senior unsecured convertible promissory notes into 1,677,852 shares of the Company's common stock at a price of $2.98 per share. As such, $5.0 million of Total's outstanding $53.3 million in senior unsecured convertible promissory notes was cancelled. The cancellation of the debt was treated as an extinguishment of debt in accordance with the guidance outlined in ASC 470-50. As a result of the exchange and cancellation of the $5.0 million debt the Company recorded a loss from extinguishment of debt of $0.9 million.

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

In April 2014, the Company and Total entered into a letter agreement dated as of March 29, 2014 (referred to as the "March 2014 Letter Agreement") to amend the Amended and Restated Master Framework Agreement entered into as of December 2, 2013 (included as part of JV Documents, as defined below) and the Total Purchase Agreement. Under the March 2014 Letter Agreement, the Company agreed to, (i) amend the conversion price of the convertible notes to be issued in the third closing under the Total Purchase Agreement from $7.0682 to $4.11 subject to stockholder approval at the Company's 2014 annual meeting (which was attained in May 2014), (ii) extend the period during which Total may exchange for other Company securities certain outstanding convertible promissory notes issued under the July 2012 Agreements from June 30, 2014 to the later of December 31, 2014 and the date on which the Company shall have raised $75.0 million of equity and/or convertible debt financing (excluding any convertible promissory notes issued pursuant to the Total Purchase Agreement), (iii) eliminate the Company’s ability to qualify, in a disclosure letter to Total, certain of the representations and warranties that the Company must make at the closing of any third closing sale, and (iv) beginning on March 31, 2014, provide Total with monthly reporting on the Company’s cash, cash equivalents and short-term investments. In consideration of these agreements, Total agreed to waive its right not to consummate the closing of the issuance of the third closing notes if it decides not to proceed with the collaboration and makes a "No-Go" decision with respect thereto.

JVCO Convertible Notes

In December 2013, in connection with the Company's entry into a Shareholders Agreement and License Agreement and related documents (collectively, referred to as the "JV Documents") with Total and Total Amyris BioSolutions B.V. (or "JVCO") relating to the establishment of JVCO (see Note 7, "Joint Venture and Noncontrolling Interest"), Amyris (i) exchanged the $69.0 million of the outstanding Total unsecured convertible notes issued pursuant to the Total Purchase Agreement and issued replacement 1.5% senior secured convertible notes, in principal amounts equal to the principal amount of each cancelled note (the “Replacement Notes”), (ii) granted to Total a security interest in and lien on all Amyris’s rights, title and interest in and to Amyris’s shares in the capital of JVCO and (iii) agreed that any securities to be purchased and sold at the third closing under the Total Purchase Agreement by Total will be 1.5%, senior secured convertible notes instead of senior unsecured convertible notes. As a consequence of executing the JV Documents and forming JVCO, the security interests in all of the Company’s intellectual property, granted by Amyris in favor of Total, Temasek, and certain Fidelity Entities pursuant the Restated Intellectual Property Security Agreement dated as of October 16, 2013, were automatically terminated effective as of December 2, 2013 upon Total’s and the Company’s joint written notice to Temasek.

As of June 30, 2014 and December 31, 2013, $40.3 million and $51.5 million, respectively, of Replacement Notes were outstanding, net of debt discount of $13.1 million and $17.6 million, respectively.

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

In September 2013, the Company entered into a bridge loan agreement with an existing investor to provide additional cash availability of up to $5.0 million. As of June 30, 2014, the Company had not drawn any funds from the agreement and the facility expired in October 2013 in accordance with its terms.

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

In October 2013, the Company amended the August 2013 SPA to include the Fidelity Entities in the first tranche of the August 2013 Financing with an investment amount of $7.6 million, and to proportionally increase the amount acquired by exchange and cancellation of outstanding convertible promissory notes held by Total in connection with its exercise of pro rata rights to $14.6 million ($9.2 million in the first tranche and up to $5.4 million in the second tranche). Also in October 2013, the Company completed the closing of the first tranche of the August 2013 Financing, issuing a total of $51.8 million in Tranche I Notes for cash proceeds of $7.6 million and cancellation of outstanding convertible promissory notes of $44.2 million, of which $35.0 million resulted from cancellation of the Temasek Bridge Note and the remaining $9.2 million from the exchange and cancellation of an outstanding convertible note held by Total. As a result of the exchange and cancellation of the $35.0 million Temasek Bridge Note and the $9.2 million Total convertible note for the Tranche I Notes, the Company recorded a loss from extinguishment of debt of $19.9 million. The Tranche I Notes are due sixty months from the date of issuance and will be convertible into the Company’s common stock at a conversion price equal to $2.44, which represents a 15% discount to a trailing 60-day weighted-average closing price of the common stock on NASDAQ through August 7, 2013, subject to adjustment as described below. The Tranche I Notes are convertible at the option of the holder: (i) at any time after 18 months from the date of the August 2013 SPA, (ii) on a change of control of the Company and (iii) upon the occurrence of an event of default. The conversion price of the Tranche I Notes would be reduced to $2.15 if (a)(i) a specified Company manufacturing plant had failed to achieve a total production of 1.0 million liters within a run period of 45 days prior to June 30, 2014, or (ii) the Company fails to achieve gross margins from product sales of at least 5% prior to June 30, 2014, or (b) the Company reduces the conversion price of certain existing promissory notes held by Total prior to the repayment or conversion of the Tranche I Notes. In 2013, the Company achieved a total production of 1.0 million liters within a run period of 45 days in satisfaction of clause (a)(i) of the preceding sentence and the Company is currently evaluating the achievement of clause (a)(ii) of the preceding sentence. If either of the production and margin milestones in clause (a) above were to occur, and the Company also reduces the conversion price of certain existing promissory notes held by Total prior to the repayment or conversion of the Tranche I Notes as set forth in clause (b) above, the conversion price of the Tranche I Notes will be reduced to $1.87. Each Tranche I Note accrues interest from the date of issuance until the earlier of the date that such Tranche I Note is converted into the Company’s common stock or is repaid in full. Interest accrues at a rate of 5% per six months, compounded semiannually (with graduated interest rates of 6.5% applicable to the first 180 days and 8% applicable thereafter as the sole remedy should the Company fail to maintain NASDAQ listing status or at 6.5% for all other defaults). Interest for the first 30 months is payable in kind and added to the principal every six-months and thereafter, the Company may continue to pay interest in kind by adding to the principal every six-months or may elect to pay interest in cash. The Tranche I Notes may be prepaid by the Company after 30 months from the issuance date and initial interest payment; thereafter the Company has the option to prepay the Tranche I Notes every six months at the date of payment of the semi-annual coupon.

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

As of June 30, 2014 and December 31, 2013, the related party convertible notes outstanding under the Tranche I and Tranche II Notes were $46.2 million and $37.9 million, respectively, net of debt discount of $31.6 million and $6.3 million, respectively. The debt discount is the result of the bifurcation of the conversion options that contain "make-whole" provisions or down round conversion price adjustment provisions associated with the outstanding debt.

Rule 144A Convertible Notes Sold to Related Parties

As discussed above under “Rule 144A Convertible Note Offering”, the Company sold and issued $75.0 million aggregate principal amount of 144A Notes pursuant to Rule 144A of the Securities Act. In connection with obtaining a waiver from one of its existing investors, Total, of its preexisting contractual right to exchange certain senior secured convertible notes previously issued by Amyris pursuant to the Total Purchase Agreement for 144A Notes issued in the transaction, Amyris used approximately $9.7 million of the net proceeds to repay such amount of previously issued notes held by Total, which represented the amount of notes purchased by Total from the Initial Purchaser under the Rule 144A Convertible Note Offering. As a result of the settlement of the $9.7 million Total convertible notes, the Company recorded a loss from extinguishment of debt of $1.1 million.

Additionally, Foris Ventures, LLC (a fund affiliated with John Doerr) and Temasek each participated in the Rule 144A Convertible Note Offering and purchased $5.0 million and $10.0 million, respectively, of the convertible promissory notes sold thereunder.

As of June 30, 2014 the related party convertible notes outstanding under the 144A Notes were $14.0 million, net of discount of $10.7 million.

As of June 30, 2014 and December 31, 2013 the total related party convertible notes outstanding were $100.5 million and $89.5 million, respectively, net of discount of $55.3 million and $23.9 million, respectively. The Company recorded a loss from extinguishment of debt from the settlement, exchange and cancellation of related party convertible notes for the three months ended June 30, 2014 and 2013, of $1.1 million and zero, respectively, and $10.5 million and zero for the six months ended June 30, 2014 and 2013, respectively.

Loans Payable

In December 2009, the Company entered into a loans payable agreement with the lessor of its Emeryville, California pilot plant under which it borrowed a total of $0.3 million, bearing an interest rate of 10.0% per annum and to be repaid over a period of 96 months. As of June 30, 2014 and December 31, 2013, there was no amount outstanding under the loan. In June 2013, as part of the April 30, 2013 amendment entered into regarding the Company's operating lease for its headquarters, the Company recorded the elimination of this loan payable as a lease incentive and recorded approximately $0.2 million to deferred rent liability in the condensed consolidated balance sheet. The deferred rent liability is being amortized to expense over the remaining lease term.

In July 2012, the Company entered into a Note of Bank Credit and a Fiduciary Conveyance of Movable Goods Agreement (together, referred to as the "July 2012 Bank Agreements") with each of Nossa Caixa Desenvolvimento (or “Nossa Caixa”) and Banco Pine S.A. (or “Banco Pine”). Under the July 2012 Bank Agreements, the Company pledged certain farnesene production assets as collateral for the loans of R$52.0 million. The Company's total acquisition cost for such pledged assets was approximately R$68.0 million (approximately US$30.9 million based on the exchange rate as of June 30, 2014). The Company is also a parent guarantor for the payment of the outstanding balance under these loan agreements. Under the July 2012 Bank Agreements, the Company could borrow an aggregate of R$52.0 million (approximately US$23.6 million based on the exchange rate as of June 30, 2014) as financing for capital expenditures relating to the Company's manufacturing facility located in Brotas, Brazil. Specifically, Banco Pine, agreed to lend R$22.0 million and Nossa Caixa agreed to lend R$30.0 million. The funds for the loans are provided by BNDES, but are guaranteed by the lenders. The loans have a final maturity date of July 15, 2022 and bear a fixed interest rate of 5.5% per year. The loans are also subject to early maturity and delinquency charges upon occurrence of certain events including interruption of manufacturing activities at the Company's manufacturing facility in Brotas, Brazil for more than 30 days, except during sugarcane off-season. For the first two years that the loans are outstanding, the Company is required to pay interest only on a quarterly basis. After August 15, 2014, the Company is required to pay equal monthly installments of both principal and interest for the remainder of the term of the loans. As of June 30, 2014 and December 31, 2013, a principal amount of $23.6 million and $22.2 million, respectively, was outstanding under these loan agreements.

In October 2013, the Company borrowed $0.6 million from a third party lender to pay for the Company's current insurance premiums. The loan is payable in nine monthly installments of principal and interest. Interest accrues at a rate of 3.24% per annum. As of June 30, 2014 and December 31, 2013, the outstanding unpaid loan balance was zero and $0.4 million, respectively.

In February 2014, the Company borrowed $0.2 million from a third party lender to pay for the Company's consolidated VIE's current insurance premiums. The loan is payable in ten monthly installments of principal and interest. Interest accrues at a rate of 5.95% per annum. As of June 30, 2014 and December 31, 2013, the outstanding unpaid loan balance was $0.1 million and zero, respectively.

In March 2013, the Company entered into a one-year-term export financing agreement with ABC for approximately $2.5 million to fund exports through March 2014. This loan is collateralized by future exports from the Company's subsidiary in Brazil. As of June 30, 2014, the loan was fully paid.

In March 2014, the Company entered into an additional one-year-term export financing agreement with ABC for approximately $2.2 million to fund exports through March 2015. This loan is collateralized by future exports from the Company's subsidiary in Brazil. As of June 30, 2014, the principal amount outstanding under this agreement was $2.2 million.The Company is also a parent guarantor for the payment of the outstanding balance under these loan agreements.

Letters of Credit

In June 2012, the Company entered into a letter of credit agreement for $1.0 million under which it provided a letter of credit to the landlord of its headquarters in Emeryville, California, in order to cover the security deposit on the lease. This letter of credit is secured by a certificate of deposit. Accordingly, the Company has $1.7 million and $0.9 million as restricted cash as of June 30, 2014 and December 31, 2013.

Future minimum payments under the debt agreements as of June 30, 2014 are as follows (in thousands):

Years ending December 31:	Related Party Convertible Debt	Convertible Debt	Loans Payable	Credit Facility
2014 (remaining six months)	$744	$1,891	$4,080	$2,539
2015	1,606	4,020	4,114	15,426
2016	1,606	4,020	3,935	20,301
2017	58,849	28,715	3,772	7,822
2018	74,485	15,685	3,612	472
Thereafter	75,825	56,798	11,751	131
Total future minimum payments	213,115	111,129	31,264	46,691
Less: amount representing interest(1)	(112,635)	(53,225)	(5,265)	(8,719)
Present value of minimum debt payments	100,480	57,904	25,999	37,972
Less: current portion	—	—	(5,218)	(4,705)
Noncurrent portion of debt	$100,480	$57,904	$20,781	$33,267
______________
(1) Including debt discount of $83.9 million related to the embedded derivative associated with the related party and non-related party convertible debt which will be accreted to interest expense under the effective interest method over the term of the convertible debt.

6. Commitments and Contingencies

Lease Obligations

The Company leases certain facilities and finances certain equipment under operating and capital leases, respectively. Operating leases include leased facilities and capital leases include leased equipment (see Note 4, "Balance Sheet Components"). The Company recognizes rent expense on a straight-line basis over the non-cancellable lease term and records the difference between rent payments and the recognition of rent expense as a deferred rent liability. Where leases contain escalation clauses, rent abatements, and/or concessions, such as rent holidays and landlord or tenant incentives or allowances, the Company applies them as a straight-line rent expense over the lease term. The Company has non-cancellable operating lease agreements for office, research and development, and manufacturing space that expire at various dates, with the latest expiration in February 2031. Rent expense under operating leases was $1.3 million and $1.4 million for the three months ended June 30, 2014 and 2013, respectively, and was $2.7 million and $2.1 million for the six months ended June 30, 2014 and 2013, respectively.

Future minimum payments under the Company's lease obligations as of June 30, 2014, are as follows (in thousands):

Years ending December 31:	Capital Leases	Operating Leases	Total Lease Obligations
2014 (remaining six months)	$557	$3,182	$3,739
2015	462	6,606	7,068
2016	159	6,614	6,773
2017	—	6,588	6,588
2018	—	6,675	6,675
Thereafter	—	32,320	32,320
Total future minimum lease payments	1,178	$61,985	$63,163
Less: amount representing interest	(68)
Present value of minimum lease payments	1,110
Less: current portion	(882)
Long-term portion	$228

Guarantor Arrangements

The Company has agreements to indemnify its officers and directors for certain events or occurrences while the officers or directors are serving in their official capacities. The indemnification period remains enforceable for the officer's or director’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a director and officer insurance policy that limits its exposure and enables the Company to recover a portion of any future payments. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal. Accordingly, the Company had no liabilities recorded for these agreements as of June 30, 2014 and December 31, 2013.

The Company entered into the FINEP Credit Facility to finance a research and development project on sugarcane-based biodiesel (see Note 5, "Debt"). The FINEP Credit Facility is guaranteed by a chattel mortgage on certain equipment of the Company. The Company's total acquisition cost for the equipment under this guarantee is approximately R$6.0 million (approximately US$2.7 million based on the exchange rate as of June 30, 2014).

The Company entered into the BNDES Credit Facility to finance a production site in Brazil (see Note 5, "Debt").The BNDES Credit Facility is collateralized by a first priority security interest in certain of the Company's equipment and other tangible assets with a total acquisition cost of R$24.9 million (approximately US$11.3 million based on the exchange rate as of June 30, 2014). The Company is a parent guarantor for the payment of the outstanding balance under the BNDES Credit Facility. Additionally, the Company is required to provide certain bank guarantees under the BNDES Credit Facility. Accordingly, the Company has a $0.8 million and $0.7 million as restricted cash as of June 30, 2014 and December 31, 2013, respectively.

The Company entered into loan agreements and security agreement where the Company pledged certain farnesene production assets as collateral (the fiduciary conveyance of movable goods) with each of Nossa Caixa and Banco Pine (see Note 5, "Debt"). The Company's total acquisition cost for the farnesene production assets pledged as collateral under these agreements is approximately R$68.0 million (approximately US$30.9 million based on the exchange rate as of June 30, 2014). The Company is also a parent guarantor for the payment of the outstanding balance under these loan agreements.

The Company had an export financing agreement with ABC for approximately $2.5 million for a one year term to fund exports through March 2014. As of June 30, 2014, the loan was fully paid. The Company has entered into another export financing agreement with the same bank for approximately $2.2 million for a one year term to fund exports through March 2015. This loan is collateralized by future exports from Amyris Brasil. The Company is also a parent guarantor for the payment of the outstanding balance under these loan agreements.

Under an operating lease agreement for its office facilities in Brazil, which commenced on November 15, 2011, the Company is required to maintain restricted cash or letters of credit equal to 3 months of rent of approximately R$0.2 million (approximately US$0.1 million based on the exchange rate as of June 30, 2014) in the aggregate as a guarantee that the Company will meet its performance obligations under such operating lease agreement.

In October 2013, the Company entered into a letter agreement with Total relating to the Temasek Bridge Note and to the closing of the August 2013 Financing (referred to as the "Amendment Agreement") (see Note 5, "Debt"). In the August 2013 Financing, the Company was required to provide the purchasers under the August 2013 SPA with a security interest in the Company’s intellectual property if Total still held such security interest as of the initial closing of the August 2013 Financing. Under the terms of a previous Intellectual Property Security Agreement by and between the Company and Total (referred to as the "Security Agreement"), the Company had previously granted a security interest in favor of Total to secure the obligations of the Company under certain convertible promissory notes issued and issuable to Total under the Total Purchase Agreement. The Security Agreement provided that such security interest would terminate if Total and the Company entered into certain agreements relating to the formation of the Fuels JV. In connection with Total’s agreement to (i) permit the Company to grant the security interest under the Temasek Bridge Note and the August 2013 Financing and (ii) waive a secured debt limitation contained in the outstanding convertible promissory notes issued pursuant to the Total Purchase Agreement and held by Total (referred to as the “Total Securities”), the Company entered into the Amendment Agreement. Under the Amendment Agreement, the Company agreed to reduce, effective December 2, 2013, the conversion price for the Total Securities issued in 2012 (approximately $48.3 million of which are outstanding as of the date hereof) from $7.0682 per share to $2.20, the market price per share of the Company’s common stock as of the signing of the Amendment Agreement, as determined in accordance with applicable NASDAQ rules, unless the Company and Total entered into the JV Documents on or prior to December 2, 2013. The Company and Total entered into the JV agreements on December 2, 2013 and the Amendment Agreement and all security interests thereunder were automatically terminated and the conversion price of the Total Securities remained at $7.0682 per share.

In December 2013, in connection with the execution of JV Documents entered into by and among Amyris, Total and JVCO relating to the establishment of the JVCO (see Note 5, "Debt" and Note 7, "Joint Venture and Noncontrolling Interest"), Amyris agreed to exchange the $69.0 million outstanding Total unsecured convertible notes issued pursuant to the Total Purchase Agreement and issue replacement 1.5% senior secured convertible notes, in principal amounts equal to the principal amount of each Replacement Notes and grant a security interest to Total in and lien on all Amyris’s rights, title and interest in and to Amyris’s shares in the capital of the JVCO. Following execution of the JV Documents, all notes that have been issued and that remain to be issued in connection with the third closing under the Total Purchase Agreement (up to $21.7 million in the aggregate; with $10.85 million in principal amount of such remaining notes issued on July 31, 2014, and an additional $10.85 million in principal amount of such remaining notes to be issued by January 31, 2015) are senior secured convertible notes instead of senior unsecured convertible notes.

In March 2014, the Company and Hercules Technology Growth Capital, Inc. entered into a loan and security agreement to make available to the Company a loan in the aggregate principal amount of up to $25.0 million (see Note5 "Debt"). Loans under the facility are secured by various liens, including a lien on certain Company intellectual property. In connection with the Hercules loan, the Company agreed to certain customary representations and warranties and covenants, as well as certain covenants with respect to obtaining additional financing as described above and performance covenants related to revenues and cash flows starting with the third quarter of 2014. If the Company had not satisfied the equity financing covenant, a forbearance fee of $10.0 million would have become due and payable at the end of the initial term of the loan. The Company borrowed the full amount available under the facility and received the funds on March 31, 2014. In June 2014, the Company and Hercules entered into the Hercules Amendment of the Loan and Security Agreement entered into on March 29, 2014. Pursuant to the Hercules Amendment, the parties agreed to remove (i) a requirement for the Company to pay a forbearance fee of $10.0 million in the event certain covenants were not satisfied, (ii) a covenant that the Company maintain positive cash flow commencing with the fiscal quarter beginning October 1, 2014, (iii) a covenant that, beginning with the fiscal quarter beginning July 1, 2014, the Company and its subsidiaries achieve certain projected cash product revenues and projected cash product gross profits, and (iv) an obligation for the Company to file a registration statement on Form S-3 with the SEC by no later than June 30, 2014 and complete an equity financing of more than $50.0 million by no later than September 30, 2014. Under the Hercules Amendment, in connection with the amendments and modification or removal of the covenants described above, the Company agreed to include a new covenant requiring the Company to maintain unrestricted, unencumbered cash in an amount equal to at least 50% of the remaining principal amount then outstanding under the Hercules Loan Facility and borrow an additional tranche of $5.0 million, subject to obtaining specified third party consents under outstanding convertible promissory notes. The Hercules Loan Facility is collateralized by liens on the Company's assets, including on certain Company intellectual property.

Purchase Obligations

As of June 30, 2014, the Company had $6.8 million in purchase obligations which included $5.9 million in non-cancellable contractual obligations and construction commitments, of which $2.4 million have been accrued as loss on purchase commitments.

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

In May 2013, a securities class action complaint was filed against the Company and its CEO, John G. Melo, in the U.S. District Court for the Northern District of California. In October 2013, the lead plaintiffs filed a consolidated amended complaint. The complaint, as amended, sought unspecified damages on behalf of a purported class that would comprise all individuals who acquired the Company's common stock between April 29, 2011 and February 8, 2012. The complaint alleged securities law violations based on the Company's commercial projections during that period. In December 2013, the Company filed a motion to dismiss the complaint. In March 2014, the court issued an order granting the Company's motion to dismiss with leave to amend the complaint. The plaintiffs declined to amend their complaint further and, on June 12, 2014, the court issued an order (based on stipulation of the parties) dismissing the action with prejudice.

In August 2013, a complaint entitled Steve Shannon, derivatively on behalf of Amyris, Inc. v. John G. Melo et al and Amyris, Inc., was filed against the Company as nominal defendant in the United States District Court for the Northern District of California. The lawsuit sought unspecified damages on behalf of the Company from certain of its current and former officers, directors and employees and alleges these defendants breached their fiduciary duties to the Company and unjustly enriched themselves by making allegedly false and misleading statements and omitting certain material facts in the Company's securities filings. Because this purported stockholder derivative action is based on substantially the same facts as the securities class action described above, the two actions were related and were heard by the same judge. On June 23, 2014, following the dismissal of the related class action (discussed above), the court issued an order (based on stipulation of the parties) dismissing the action with prejudice.

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

In March 2013, the Company, Amyris Brasil and Cosan entered into a termination agreement to terminate the Original JV Agreement. In addition, Amyris Brasil agreed to sell, its 50% ownership in Novvi S.A. to Cosan for approximately R$22,000 (approximately US$9,989 based on the exchange rate as of June 30, 2014), which represented the current value of its 50% equity ownership in Novvi S.A., a now-dormant company. Upon the consummation of the transaction with the shares transferring from Amyris Brasil to Cosan, the Novvi S.A. shareholders agreement automatically terminated.

Novvi LLC

In September 2011, the Company and Cosan US, Inc. (or "Cosan U.S.") formed Novvi LLC, a U.S. entity that is jointly owned by the Company and Cosan U.S. (or "Novvi"). In March 2013, the Company and Cosan U.S. entered into agreements to (i) expand their base oils joint venture to also include additives and lubricants and (ii) operate their joint venture exclusively through Novvi. Specifically, the parties entered into an Amended and Restated Operating Agreement for Novvi (referred to as the "Operating Agreement"), which sets forth the governance procedures for Novvi and the joint venture and the parties' initial contribution. The Company also entered into an IP License Agreement with Novvi (referred to as the "IP License Agreement") under which the Company granted Novvi (i) an exclusive (subject to certain limited exceptions for the Company), worldwide, royalty-free license to develop, produce and commercialize base oils, additives, and lubricants derived from Biofene for use in automotive and industrial lubricants markets and (ii) a non-exclusive, royalty-free license, subject to certain conditions, to manufacture Biofene solely for its own products. In addition, both the Company and Cosan U.S. granted Novvi certain rights of first refusal with respect to alternative base oil and additive technologies that may be acquired by the Company or Cosan U.S. during the term of the IP License Agreement. Under these agreements, the Company and Cosan U.S. will each own 50% of Novvi and each party will share equally in any costs and any profits ultimately realized by the joint venture. Novvi is governed by a six member Board of Managers (or the "Board Managers"), with three managers represented by each investor. The Board of Managers appoints the officers of Novvi, who are responsible for carrying out the daily operating activities of Novvi as directed by the Board of Managers. The IP License Agreement has an initial term of 20 years from the date of the agreement, subject to standard early termination provisions such as uncured material breach or a party's insolvency. Under the terms of the Operating Agreement, Cosan U.S. is obligated to fund its 50% ownership share of Novvi in cash in the amount of $10.0 million and the Company is obligated to fund its 50% ownership share of Novvi through the granting of an IP License to develop, produce and commercialize base oils, additives, and lubricants derived from Biofene for use in the automotive, commercial and industrial lubricants markets which has been agreed upon by Cosan U.S. and Amyris valued at $10.0 million. In March 2013, the Company measured its initial contribution of intellectual property to Novvi at the Company's carrying value of the licenses granted under the IP License Agreement, which was zero. Additional funding requirements to finance the ongoing operations of Novvi are expected to happen through revolving credit or other loan facilities provided by unrelated parties (i.e. such as financial institutions); cash advances or other credit or loan facilities provided by the Company and Cosan U.S. or their affiliates; or additional capital contributions by the Company and Cosan U.S.

In April 2014, the Company subscribed and purchased Membership Units of Novvi for an aggregate purchase price of $0.2 million. Also in April 2014, the Company contributed $2.1 million in cash in exchange of receiving additional Membership Units in Novvi. Each member owns 50% of Novvi's issued and outstanding Membership Units. The Company recorded its investment in Novvi of $2.1 million under "Other Assets" in the condensed consolidated balance sheet.

The Company has identified Novvi as a VIE and determined that the power to direct activities, which most significantly impact the economic success of the joint venture (i.e. continuing research and development, marketing, sales, distribution and manufacturing of Novvi products), is equally shared between the Company and Cosan U.S. Accordingly, the Company is not the primary beneficiary and therefore accounts for its investment in Novvi under the equity method of accounting. The Company will continue to reassess its primary beneficiary analysis of Novvi if there are changes in events and circumstances impacting the power to direct activities that most significantly affect Novvi's economic success. Under the equity method, the Company's share of profits and losses are included in “Other income (expense), net” in the condensed consolidated statements of operations. For the three and six months ended June 30, 2014, the Company recorded $0.2 million of its share of Novvi's net loss. The Company recorded collaboration revenue of zero and $0.3 million for the three months ended June 30, 2014 and 2013, respectively, and zero and $2.8 million for the six months ended June 30, 2014 and 2013, respectively, from the research and development activities that it has performed on behalf of Novvi.

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

The JVCO has an initial capitalization of €0.1 million (approximately US$0.1 million based on the exchange rate as of June 30, 2014). The Company has identified JVCO as a VIE and determined that the Company is not the primary beneficiary and therefore accounts for its investment in JVCO under the equity method of accounting. Under the equity method, the Company's share of profits and losses are included in "Other income (expense), net" in the condensed consolidated statements of operations. No later than six months prior to July 31, 2016, the Company and Total shall amend the July 2012 Agreements to reflect the corporate structure of JVCO, amend and restate the articles of association of JVCO, finalize and agree on a five-year plan and an initial budget, maximize economic viability and value of JVCO and enter into the Total license agreement. The Company will reevaluate its assessment in 2016 based on the specific terms of the final shareholders' agreement.

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

The joint venture agreements require the Company would fund the construction costs of the new facility and SMSA would reimburse the Company up to R$61.8 million (approximately US$28.1 million based on the exchange rate as of June 30, 2014) of the construction costs after SMA commences production. After commercialization, the Company would market and distribute Amyris renewable products produced by SMA and SMSA would sell feedstock and provide certain other services to SMA. The cost of the feedstock to SMA would be a price that is based on the average return that SMSA could receive from the production of its current products, sugar and ethanol. The Company would be required to purchase the output of SMA for the first four years at a price that guarantees the return of SMSA’s investment plus a fixed interest rate. After this four year period, the price would be set to guarantee a break-even price to SMA plus an agreed upon return.

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

Glycotech

In January 2011, the Company entered into a production service agreement (referred to as the "Glycotech Agreement") with Glycotech, Inc. (or "Glycotech"), under which Glycotech provides process development and production services for the manufacturing of various Company products at its leased facility in Leland, North Carolina. The Company products manufactured by Glycotech are owned and distributed by the Company. Pursuant to the terms of the Glycotech Agreement, the Company is required to pay the manufacturing and operating costs of the Glycotech facility, which is dedicated solely to the manufacture of Amyris products. The initial term of the Glycotech Agreement was for a two year period commencing on February 1, 2011 and the Glycotech Agreement renews automatically for successive one-year terms, unless terminated by the Company. Concurrent with the Glycotech Agreement, the Company also entered into a Right of First Refusal Agreement with the lessor of the facility and site leased by Glycotech (referred to as the "ROFR Agreement"). Per conditions of the ROFR Agreement, the lessor agreed not to sell the facility and site leased by Glycotech during the term of the Glycotech Agreement. In the event that the lessor is presented with an offer to sell or decides to sell an adjacent parcel, the Company has the right of first refusal to acquire it.

The Company has determined that the arrangement with Glycotech qualifies as a VIE. The Company determined that it is the primary beneficiary of this arrangement since it has the power through the management committee over which it has majority control to direct the activities that most significantly impact Glycotech's economic performance. In addition, the Company is required to fund 100% of Glycotech's actual operating costs for providing services each month while the facility is in operation under the Glycotech Agreement. Accordingly, the Company consolidates the financial results of Glycotech. As of June 30, 2014, the carrying amounts of the consolidated VIE's assets and liabilities were not material to the Company's condensed consolidated financial statements.

The table below reflects the carrying amount of the assets and liabilities of the two consolidated VIEs for which the Company is the primary beneficiary. As of June 30, 2014, the assets include $22.9 million in property, plant and equipment, $4.1 million in other assets and $0.5 million in current assets. The liabilities include $0.2 million in accounts payable and accrued current liabilities and $0.1 million in loan obligations by Glycotech to its shareholders that are non-recourse to the Company. The creditors of each consolidated VIE have recourse only to the assets of that VIE.

	June 30,	December 31,
(In thousands)	2014	2013
Assets	$27,509	$25,730
Liabilities	$421	$229

The change in noncontrolling interest for the six months ended June 30, 2014 and 2013, is summarized below (in thousands):

	2014	2013
Balance at January 1	$(584)	$(877)
Foreign currency translation adjustment	(42)	54
Gain (loss) attributable to noncontrolling interest	(60)	261
Balance at June 30	$(686)	$(562)

8. Significant Agreements

Collaboration Agreement with Michelin and Braskem

In September 2011, the Company entered into a collaboration agreement with Manufacture Francaise des Pneumatiques Michelin (or “Michelin”). Under the terms of the September 2011 collaboration agreement, the Company and Michelin agreed to collaborate on the development, production and worldwide commercialization of isoprene or isoprenol, generally for tire applications, using the Company's technology. Under the agreement, Michelin agreed to pay an upfront payment to the Company of $5.0 million.

In June 2014, the Company entered into a collaboration agreement with Braskem S.A. and Braskem America, Inc. (or “Braskem”) and Michelin to collaborate to develop the technology to produce and possibly commercialize renewable isoprene. The term of the collaboration agreement commenced on June 30, 2014 and will continue, unless earlier terminated in accordance with the agreement, until the first to occur of (i) the date that is three (3) years following the actual date on which a Work Plan is completed, which date is estimated to occur on or about December 30, 2020 or (ii) the date of the commencement of commissioning of a production plant for the production of renewable isoprene. The June 2014 collaboration agreement terminated and supersedes the September 2011 collaboration agreement with Michelin, and as a result of the signing of the June 2014 collaboration agreement, the upfront payment by Michelin of $5.0 million is being rolled into the new collaboration agreement between Michelin, Braskem and the Company as Michelin's collaboration funding towards the research and development activities to be performed. As of June 30, 2014, the $5.0 million from Michelin is still recorded as "Deferred Revenue" in the condensed consolidated balance sheet .

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

In February 2014, the Company entered into an amendment to the joint development and license agreement with the collaboration partner noted in the preceding paragraph to proceed with the second phase of the collaboration and the development of a certain fragrance ingredient. The Company recognized revenue for the three and six months ended June 30, 2014 of $0.8 million and $1.0 million, respectively, and zero for the three and six months ended June 30, 2013, respectively, under this agreement.

Collaboration Partner Master Collaboration and Joint Development Agreement

In March 2013, the Company entered into a Master Collaboration Agreement with the collaboration partner to establish a collaboration for the development and commercialization of multiple renewable flavors and fragrances (referred to as "F&F") compounds. Under this agreement, except for rights granted under preexisting collaboration relationships, the Company granted the collaboration partner exclusive access for such compounds to specified Company intellectual property for the development and commercialization of F&F products in exchange for research and development funding and a profit sharing arrangement. The agreement superseded and expanded the prior collaboration agreement between the Company and the collaboration partner.

The agreement provides annual, up-front funding to the Company by the collaboration partner of $10.0 million for each of the first three years of the collaboration. The initial payment of $10.0 million was received by the Company in March 2013 and the second payment was received in March 2014. The Company recognized revenue under this agreement for the three months ended June 30, 2014 and 2013, of $2.5 million and $2.8 million, respectively, and for the six months ended June 30, 2014 and 2013, of $5.0 million and $3.2 million, respectively. The agreement contemplates additional funding by the collaboration partner of up to $5.0 million under three potential milestone payments, as well as additional funding by the collaboration partner on a discretionary basis.

Kuraray Collaboration Agreement and Securities Purchase Agreement

In March 2014, the Company entered into the Second Amended and Restated Collaboration Agreement with Kuraray Co., Ltd. (or “Kuraray”) in order to extend the term of the original agreement dated July 21, 2011 for an additional two years and add additional fields and products to the scope of development. In consideration for the Company’s agreement to extend the term of the original collaboration agreement and add additional fields and products, Kuraray will pay the Company $4.0 million in two

(2) equal installments of $2.0 million. The first installment was paid on April 30, 2014 and the second installment is due on April 30, 2015. In connection with the collaboration agreement Kuraray signed a Securities Purchase Agreement in March 2014 to purchase 943,396 shares of the Company's common stock at a price per share of $4.24 per share. The Company issued 943,396 shares of its common stock at a price per share of $4.24 in April 2014 for aggregate cash proceeds of $4.0 million.

9. Goodwill and Intangible Assets

The following table presents the components of the Company's intangible assets (in thousands):

		June 30, 2014			December 31, 2013
	Useful Life in Years	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
In-process research and development	Indefinite	$8,560	$—	$8,560	$8,560	$—	$8,560
Acquired licenses and permits	2	772	(772)	—	772	(772)	—
Goodwill	Indefinite	560	—	560	560	—	560
		$9,892	$(772)	$9,120	$9,892	$(772)	$9,120

The following table presents the activity of intangible assets for the six months ended June 30, 2014 (in thousands):

	December 31, 2013				June 30, 2014
	Net Carrying Value	Additions	Adjustments	Amortization	Net Carrying Value
In-process research and development	$8,560	$—	$—	$—	$8,560
Acquired licenses and permits	—	—	—	—	—
Goodwill	560	—	—	—	560
	$9,120	$—	$—	$—	$9,120

The intangible assets acquired through the Draths Corporation acquisition in October 2011 of in-process research and development of $8.6 million and goodwill of $0.6 million are treated as indefinite lived intangible assets until completion or abandonment of the projects, at which time the assets will be amortized over the remaining useful life or written-off, as appropriate. If the carrying amount of the assets is greater than the measures of fair value, impairment is considered to have occurred and a write-down of the asset is recorded. Any finding that the value of its intangible assets has been impaired would require the Company to write-down the impaired portion, which could reduce the value of its assets and reduce (increase) its net income (loss) for the year in which the related impairment charges occur. As of June 30, 2014 and December 31, 2013, no impairment of the goodwill and intangible assets was recorded.

Acquired licenses and permits are amortized using a straight-line method over its estimated useful life. Amortization expense for this intangible was zero and $32,000 for the six months ended June 30, 2014 and 2013, respectively. As of June 30, 2014, acquired licenses and permits were fully amortized.

10. Stockholders’ Deficit

Private Placement

In March 2014, the Company completed a private placement of 943,396 shares of its common stock at a price of $4.24 per share for aggregate proceeds of $4.0 million (see Note 8, "Significant Agreements").

Evergreen Shares for 2010 Equity Plan and 2010 ESPP

In January 2014, the Company's Board of Directors (or "Board") approved an increase to the number of shares available for issuance under the Company's 2010 Equity Incentive Plan (or "Equity Plan") and the 2010 Employee Stock Purchase Plan (or

"ESPP"). These shares represent an automatic annual increase in the number of shares available for issuance under the Equity Plan and the ESPP of 3,833,141 and 766,628, respectively. These increases equal 5% and 1%, respectively, of 76,662,812 shares, the total outstanding shares of the Company’s common stock as of December 31, 2013. This automatic increase was effective as of January 1, 2014. Shares available for issuance under the Equity Plan and ESPP were initially registered on a registration statement on Form S-8 filed with the Securities and Exchange Commission on October 1, 2010 (Registration No. 333-169715). The Company filed registration statements on Form S-8 on April 14, 2014 (Registration No. 333-195259) with respect to the shares added by the automatic increase on January 1, 2014.

Common Stock

As of June 30, 2014, the Company was authorized to issue 300,000,000 shares of common stock pursuant to the Company’s amended and restated certificate of incorporation. Holders of the Company’s common stock are entitled to dividends as and when declared by the Board, subject to the rights of holders of all classes of stock outstanding having priority rights as to dividends. There have been no dividends declared to date. The holder of each share of common stock is entitled to one vote.

Preferred Stock

Pursuant to the Company’s amended and restated certificate of incorporation, the Company is authorized to issue 5,000,000 shares of preferred stock. The Board has the authority, without action by its stockholders, to designate and issue shares of preferred stock in one or more series and to fix the rights, preferences, privileges and restrictions thereof. As of June 30, 2014 and December 31, 2013, the Company had no convertible preferred stock outstanding.

Common Stock Warrants

In December 2011, in connection with a capital lease agreement, the Company issued warrants to purchase 21,087 shares of the Company's common stock at an exercise price of $10.67 per share. The Company estimated the fair value of these warrants as of the issuance date to be $0.2 million and recorded these warrants as other assets, amortizing them subsequently over the term of the lease. The fair value was based on the contractual term of the warrants of 10 years, risk free interest rate of 2%, expected volatility of 86% and zero expected dividend yield. These warrants remain unexercised and outstanding as of June 30, 2014.

In October 2013, in connection with the issuance of the Temasek Tranche I Notes (see Note 5, "Debt"), the Company issued contingently exercisable warrants to purchase 1,000,000 shares of the Company's common stock at an exercise price of $0.01 per share. The Company estimated the fair value of these warrants as of the issuance date at $1.3 million and recorded these warrants as debt issuance cost to be amortized over the term of the note. The fair-value was calculated using a Monte Carlo simulation valuation model based on the contractual term of the warrants of 3.4 years, risk free interest rate of 0.77%, expected volatility of 45% and zero expected dividend yield. These warrants remain unexercised and outstanding as of June 30, 2014.

Each of these warrants includes a cashless exercise provision which permits the holder of the warrant to elect to exercise the warrant without paying the cash exercise price, and receive a number of shares determined by multiplying (i) the number of shares for which the warrant is being exercised by (ii) the difference between the fair market value of the stock on the date of exercise and the warrant exercise price, and dividing such by (iii) the fair market value of the stock on the date of exercise. During six months ended June 30, 2014 and 2013, no warrants were exercised through the cashless exercise provision.

11. Stock-Based Compensation

The Company’s stock option activity and related information for the six months ended June 30, 2014 was as follows:

	Number Outstanding	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
				(in thousands)
Outstanding - December 31, 2013	8,409,605	$7.39	7.40	$12,393
Options granted	2,909,183	$3.51
Options exercised	(337,110)	$3.06
Options cancelled	(485,971)	$7.09
Outstanding - June 30, 2014	10,495,707	$6.47	7.72	$3,709
Vested and Expected to vest after June 30, 2014	9,590,575	$6.72	7.58	$3,326
Exercisable at June 30, 2014	4,554,010	$9.29	6.13	$1,027

The aggregate intrinsic value of options exercised under all option plans was $33,000 and $0.1 million for the three months ended June 30, 2014 and 2013, respectively, and was $0.5 million and $0.3 million for the six months ended June 30, 2014 and 2013, respectively, determined as of the date of option exercise.

The Company’s restricted stock units (or RSUs) and restricted stock activity and related information for the six months ended June 30, 2014 was as follows:

	RSUs	Weighted-Average Grant-Date Fair Value	Weighted Average Remaining Contractual Life (Years)
Outstanding - December 31, 2013	2,316,437	$4.30	0.88
Awarded	1,049,300	$3.51	—
Vested	(1,158,585)	$4.68	—
Forfeited	(98,863)	$3.17	—
Outstanding - June 30, 2014	2,108,289	$3.75	1.39
Expected to vest after June 30, 2014	1,803,053	$3.75	1.31

The following table summarizes information about stock options outstanding as of June 30, 2014:

	Options Outstanding			Options Exercisable
Exercise Price	Number of Options	Weighted- Average Remaining Contractual Life (Years)	Weighted-Average Exercise Price	Number of Options	Weighted-Average Exercise Price
$0.10—$2.79	1,580,682	8.20	$2.66	476,896	$2.52
$2.81—$2.94	1,056,600	8.94	$2.88	279,097	$2.87
$2.96—$3.44	945,057	8.55	$3.14	304,429	$3.07
$3.51—$3.51	2,489,199	9.75	$3.51	—	$—
$3.55—$3.93	1,700,908	5.75	$3.88	1,247,160	$3.89
$4.06—$16.00	1,555,854	5.94	$10.11	1,281,705	$9.88
$16.50—$24.50	724,345	5.97	$20.10	625,057	$20.11
$25.43—$25.43	15,000	7.07	$25.43	15,000	$25.43
$26.84—$26.84	368,062	6.64	$26.84	264,666	$26.84
$30.17—$30.17	60,000	6.71	$30.17	60,000	$30.17
$0.10—$30.17	10,495,707	7.72	$6.47	4,554,010	$9.29

Stock-Based Compensation Expense

Stock-based compensation expense related to options and restricted stock units granted to employees and nonemployees was allocated to research and development expense and sales, general and administrative expense as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Research and development	$909	$1,049	$1,707	$2,296
Sales, general and administrative	2,774	3,936	5,490	6,882
Total stock-based compensation expense	$3,683	$4,985	$7,197	$9,178

As of June 30, 2014, there was unrecognized compensation expense of $15.0 million related to stock options, and the Company expects to recognize this expense over a weighted average period of 2.93 years. As of June 30, 2014, there was unrecognized compensation expense of $4.9 million related to RSUs, and the Company expects to recognize this expense over a weighted average period of 2.07 years.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Expected dividend yield	—%	—%	—%	—%
Risk-free interest rate	2%	1%	2%	1%
Expected term (in years)	6.09	6.10	6.10	6.10
Expected volatility	75%	82%	75%	82%

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

Nonemployee Stock–Based Compensation

During the three months ended June 30, 2014 and 2013, there were no options granted to nonemployees, and for each of the six months ended June 30, 2014 and 2013, the Company granted options to purchase 20,000 shares of its common stock, respectively, to nonemployees in exchange for services. Compensation expense of $0.1 million and $8,000 was recorded for the three months ended June 30, 2014 and 2013, respectively, and $0.1 million and $22,000 was recorded for the six months ended June 30, 2014 and 2013, respectively, for stock-based options granted to nonemployees. The nonemployee options were valued using the Black-Scholes option pricing model.

During the three and six months ended June 30, 2014 and 2013, no restricted stock units, were granted to nonemployees. Stock-based compensation expense of $12,000 and $15,000 was recorded by the Company for the three months ended June 30, 2014 and 2013, respectively, and $9,000 and $39,000 for the six months ended June 30, 2014 and 2013, respectively, for the restricted stocks granted to nonemployees.

The fair value of nonemployee stock options was estimated using the following weighted-average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Expected dividend yield	—%	—%	—%	—%
Risk-free interest rate	2%	2%	2%	2%
Expected term (in years)	5.80	6.10	5.94	6.40
Expected volatility	75%	82%	76%	83%

12. Employee Benefit Plan

The Company established a 401(k) Plan to provide tax deferred salary deductions for all eligible employees. Participants may make voluntary contributions to the 401(k) Plan up to 90% of their eligible compensation, limited by certain Internal Revenue Service (referred to as the "IRS") restrictions. Effective January 2014, the Company implemented a discretionary employer match plan whereby the Company will match employee contributions up to the IRS limit or 90% of compensation, with a minimum one year of service required for vesting. The total matching amount for the three and six months ended June 30, 2014 was $0.1 million and $0.2 million, respectively.

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

In October 2013, the Company sold and issued a senior secured promissory note to Temasek for a bridge loan of $35.0 million. The note was due on February 2, 2014 and accrued interest at a rate of 5.5% each four months from October 4, 2013 (with a rate of 2% per month if a default occurred). The note was cancelled as payment for the investor’s purchase of Tranche I Notes in the August 2013 Financing.

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

In December 2013, the Company agreed (i) to exchange the $69.0 million outstanding Total unsecured convertible notes and issue a replacement 1.5% senior secured convertible notes, in principal amounts equal to the principal amount of each cancelled note (see Note 5, "Debt") and (ii) that all notes issued in connection with a third closing under the Total Purchase Agreement will be senior secured convertible notes instead of senior unsecured convertible notes (see Note 5, "Debt").

In May 2014, the Company sold and issued 144A Notes pursuant to the Rule 144A Convertible Note Offering. In connection with obtaining a waiver from one of its existing investors, Total, of its preexisting contractual right to exchange certain senior secured convertible notes previously issued by Amyris for new notes issued in the Rule 144A Convertible Note Offering, Amyris used approximately $9.7 million of the net proceeds of the Rule 144A Convertible Note Offering to repay such amount of previously issued notes (representing the amount of notes purchased by Total from the Initial Purchaser under the Rule 144A Convertible Note Offering). Additionally, Foris Ventures, LLC (a fund affiliated with John Doerr) and Temasek each participated in the Rule 144A Convertible Note Offering and purchased $5.0 million and $10.0 million, respectively, of the convertible promissory notes sold thereunder (see Note 5, “Debt").

As of June 30, 2014 and December 31, 2013, convertible notes with related parties were outstanding in aggregate principal of $100.5 million and $89.5 million, respectively, net of debt discount of $55.3 million and $23.9 million, respectively. The Company recorded a loss from extinguishment of debt from the settlement, exchange and cancellation of related party convertible notes for the three months ended June 30, 2014 and 2013, of $1.1 million and zero, respectively, and $10.5 million and zero for the six months ended June 30, 2014 and 2013, respectively (see Note 5, "Debt").

The fair value of the derivative liability related to the related party convertible notes as of June 30, 2014 and December 31, 2013 is $107.2 million and $116.8 million, respectively. The Company recognized for the three months ended June 30, 2014 and

2013, a $4.0 million loss from change in fair value of the derivative instruments and $1.4 million gain from change in fair value of the derivative instruments, respectively, and $53.1 million and $2.5 million gain from change in fair value of the derivative instruments for the six months ended June 30, 2014 and 2013, respectively, related to these derivative liabilities (see Note 3, "Fair Value of Financial Instruments").

Related Party Revenue

The Company recognized related party revenue from Novvi of zero and $0.3 million for the three months ended June 30, 2014 and 2013, respectively, and zero and $2.8 million for the six months ended June 30, 2014 and 2013, respectively, from the research and development activities that it has performed on behalf of Novvi. The related party accounts receivables from Novvi as of June 30, 2014 and December 31, 2013, was $20,604 and $0.3 million, respectively.

The Company recognized related party revenue from Total of $30,625 and $32,441 for the three months ended June 30, 2014 and 2013, respectively, and $33,250 and $35,294 for the six months ended June 30, 2014 and 2013, respectively, from product sales. The related party accounts receivables from Total as of June 30, 2014 and December 31, 2013, was $30,625 and $0.2 million, respectively.

Joint Venture

In November 2013, the Company and Total formed JVCO as discussed above under “Joint Venture and Noncontrolling Interest” in Note 7.

Pilot Plant Agreements

In May 2014, the Company received the final consents necessary for the Pilot Plant Services Agreement ("Pilot Plant Services Agreement") and a Sublease Agreement (the "Sublease Agreement"), each dated as of April 4, 2014 (collectively the “Pilot Plant Agreements”), between the Company and Total for a term of 5 years. Under the terms of the Pilot Plant Services Agreement, the Company will provide certain fermentation and downstream separations scale-up services and training to Total and will receive an aggregate annual fee payable by Total for all services in the amount of up to approximately $0.9 million. Under the Sublease Agreement, the Company will receive an annual base rent payable by Total of approximately $0.1 million. As of June 30, 2014, the Company received $0.3 million in cash under the Pilot Plant Agreements from Total which was recorded as "Other Current Liability" on the condensed consolidated balance sheet.

14. Income Taxes

For the three months ended June 30, 2014 and 2013, the Company recorded a provision for income taxes of $0.1 million and $0.2 million, respectively, and $0.2 million and $0.5 million for the six months ended June 30, 2014 and 2013, respectively. The provision for income taxes for the six months ended June 30, 2014 and 2013 consisted of an accrual of Brazilian withholding tax on intercompany interest liability. Other than the above mentioned provision for income tax, no additional provision for income taxes has been made, net of the valuation allowance, due to cumulative losses since the commencement of operations.

As of June 30, 2014, the US Internal Revenue Service (the "IRS") has completed its audit of the Company for tax year 2008 which concluded that there were no adjustments resulting from the audit. While the statutes are closed for tax year 2008, the US federal tax carryforwards (net operating losses and tax credits) may be adjusted by the IRS in the year in which the carryforward is utilized.

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

Revenues by geography are based on the location of the customer. The following tables set forth revenue and long-lived assets by geographic area (in thousands):

Revenues

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
United States	$2,815	$4,458	$4,788	$10,022
Brazil	1,402	1,259	2,050	2,077
Europe	2,985	4,005	6,338	4,230
Asia	2,105	1,127	2,172	2,389
Total	$9,307	$10,849	$15,348	$18,718

Long-Lived Assets

	June 30, 2014	December 31, 2013
United States	$49,628	$54,015
Brazil	90,375	85,891
Europe	653	685
Total	$140,656	$140,591

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

The components of accumulated other comprehensive loss are as follows (in thousands):

	June 30, 2014	December 31, 2013
Foreign currency translation adjustment, net of tax	$(15,634)	$(20,087)
Total accumulated other comprehensive loss	$(15,634)	$(20,087)

17. Net Income (Loss) Attributable to Common Stockholders and Net Income (Loss) per Share

The Company computes net income (loss) per share in accordance with ASC 260, “Earnings per Share.” Basic net income (loss) per share of common stock is computed by dividing the Company’s net income (loss) attributable to Amyris, Inc. common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per share of common stock is computed by giving effect to all potentially dilutive securities, including stock options, restricted stock units, common stock warrants, convertible promissory notes using the treasury stock method or the as converted method, as applicable. For the three months ended June 2014 and 2013 and for the six months ended June 30, 2013, basic net loss per share was the same as diluted net loss per share because the inclusion of all potentially dilutive securities outstanding was anti-dilutive. As such, the numerator and the denominator used in computing both basic and diluted net loss are the same.

The following table presents the calculation of basic and diluted net loss per share of common stock attributable to Amyris, Inc. common stockholders (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Numerator:
Net loss attributable to Amyris, Inc. common stockholders	$(35,479)	$(38,876)	$(19,094)	$(71,490)
Interest on convertible debt	—	—	3,169	—
Accretion of debt discount	—	—	2,518	—
Gain from change in fair value of derivative instruments	—	—	(59,995)	—
Net loss attributable to Amyris, Inc. common stockholders after assumed conversion	$(35,479)	$(38,876)	$(73,402)	$(71,490)

Denominator:
Weighted average shares of common stock outstanding for basic EPS	78,604,692	75,959,228	77,722,437	74,640,314
Basic loss per share	$(0.45)	$(0.51)	$(0.25)	$(0.96)

Weighted average shares of common stock outstanding	78,604,692	75,959,228	77,722,437	74,640,314
Effect of dilutive securities:
Convertible promissory notes	—	—	32,909,641	—
Weighted common stock equivalents	—	—	32,909,641	—

Diluted weighted-average common shares	78,604,692	75,959,228	110,632,078	74,640,314
Diluted loss per share	$(0.45)	$(0.51)	$(0.66)	$(0.96)

The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share of common stock because including them would have been anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Period-end stock options to purchase common stock	10,495,707	8,803,300	10,495,707	8,803,300
Convertible promissory notes	69,727,211	13,617,144	36,643,102	13,617,144
Period-end common stock subject to repurchase	—	1	—	1
Period-end common stock warrants	1,021,087	21,087	1,021,087	21,087
Period-end restricted stock units	2,108,289	2,770,516	2,108,289	2,770,516
Total	83,352,294	25,212,048	50,268,185	25,212,048

18. Subsequent Events

In July 2014, the Company closed on the initial installment of the remaining $21.7 million in convertible notes to be issued to Total under the July 2012 Agreements as described in in Note 5, "Debt", in the amount of $10.85 million and expect the second installment to occur by January 2015.

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

Overview

Amyris, Inc. (referred to as the Company, Amyris, we, us, or our) is a renewable products company focused on providing sustainable alternatives to a broad range of petroleum-sourced products. We developed innovative microbial engineering and screening technologies that modify the way microorganisms process sugars. We are using our proprietary industrial bioscience technology to design microbes, primarily yeast, and use them as living factories in established fermentation processes to convert plant-sourced sugars into renewable hydrocarbons. We are developing, and, in some cases, already commercializing, products from these hydrocarbons in several target industry sectors, including cosmetics, lubricants, flavors and fragrances, performance materials, and transportation fuels. We call these No Compromise products because we design them to perform comparably to or better than currently available products.

We have been applying our industrial bioscience technology platform to provide alternatives to a broad range of petroleum-sourced products. We have focused our development efforts on the production of Biofene, our brand of renewable farnesene, a long-chain, branched liquid hydrocarbon molecule. Using Biofene as a first commercial building block molecule, we are developing a wide range of renewable products for our target markets.

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

Total Relationship

In July 2012 and December 2013, we entered into a series of agreements to establish a research and development program and form a joint venture with Total Energies Nouvelles Activités USA (formerly known as Total Gas & Power USA, SAS, and referred to as Total) to produce and commercialize Biofene-based diesel and jet fuels, and successfully formed such joint venture in December 2013. With an exception for our fuels business in Brazil, the collaboration and joint venture established the exclusive means for us to develop, produce and commercialize fuels from Biofene. We granted the joint venture exclusive licenses under certain of our intellectual property to make and sell joint venture products. We also granted the joint venture, in the event of a buy-out of our interest in the joint venture by Total (which Total is entitled to do under certain circumstances described below), a non-exclusive license to optimize or engineer yeast strains used by us to produce farnesene for the joint venture’s diesel and jet fuels. As a result of these licenses, Amyris generally no longer has an independent right to make or sell Biofene fuels outside of Brazil without the approval of Total.

Our agreements with Total relating to our fuels collaboration created a convertible debt financing structure for funding the research and development program. The collaboration agreements contemplated approximately $105.0 million in financing for the collaboration, of which Total has funded approximately $94.2 million to date. Total is committed to fund the remaining $10.85 million by January 2015. If Total chooses not to continue participating at certain "Go/No-Go" decision points during the program, licenses to our technology would terminate, and the notes would remain outstanding and become payable at maturity unless otherwise converted in accordance with their terms. If Total chooses to continue the collaboration and makes a final decision to proceed with the joint venture only for jet fuel, Total is required to buy from Amyris 50% of the preferred shares of the joint venture in exchanges for the settlement of 30% of the principal and interest outstanding under the notes. The remaining notes would continue to be outstanding and payable upon maturity unless otherwise converted in accordance with the terms of the notes.

In April 2014, we and Total entered into a letter agreement dated as of March 29, 2014 (referred to as the "March 2014 Letter Agreement") to amend the Amended and Restated Master Framework Agreement entered into as of December 2, 2013 (included as part of documents entered into in connection with the Total joint venture). Under the March 2014 Letter Agreement, we agreed to (i) amend the conversion price of the remaining $21.7 million of convertible notes from $7.0682 to $4.11 (of which $10.85 million was funded in July 2014), (ii) extend the period during which Total may exchange for other Amyris securities certain outstanding convertible promissory notes issued under the July 2012 purchase agreement that we entered into with Total from June 30, 2014 to the later of December 31, 2014 and the date on which we shall have raised $75.0 million of equity and convertible debt financing (excluding any convertible promissory notes issued pursuant to the Total Purchase Agreement), (iii) eliminate our ability to qualify, in a disclosure letter to Total, certain of the representations and warranties that we must make at the third closing of any sale thereunder, and (iv) provide Total with monthly reporting on our cash, cash equivalents and short-term investments. In consideration of these agreements, Total agreed to waive its right not to consummate the closing of the issuance of the third closing notes if it decides not to proceed with the collaboration and makes a "No-Go" decision with respect thereto, subject to us obtaining stockholder approval of the issuance of the of securities at a third closing sale at the New Conversion Price.

Sales and Revenue

To commercialize our initial Biofene-derived product, squalane, in the cosmetics sector for use as an emollient, we have entered into certain marketing and distribution agreements in Europe, Asia, and North America. As an initial step towards commercialization of Biofene-based diesel, we have entered into agreements with municipal fleet operators in Brazil. Our diesel fuel is supplied to the largest Company in Brazil's fuel distribution segment which blends our product with petroleum diesel and sells to a number of bus fleet operators. Pursuant to our agreements with Total, future commercialization of our diesel and jet fuel products outside of Brazil would generally occur exclusively through JVCO. For the industrial lubricants market, we established a joint venture with Cosan for the worldwide development, production and commercialization of renewable base oils in the lubricant sector. In the second half of 2014, we expect to generate sales and revenue from our fragrance oils currently being produced at our Brotas facility in Brazil.

Financing

In 2013 through the second quarter of 2014, we completed multiple financings involving loans, convertible debt and equity offerings. We completed private placements of 6,567,299 shares of common stock in 2013 for aggregate proceeds of $20.0 million, of which $15.0 million was from the receipt of funds from a private placement that closed in December 2012. We raised $72.6 million in 2013 from an offering of senior unsecured convertible promissory notes pursuant to the August 2013 Financing and research and development funding from Total.

In December 2012, we completed a private placement of 14,177,849 shares of common stock for aggregate proceeds of $37.2 million and the cancellation of $5.0 million worth of outstanding senior unsecured convertible promissory notes we previously issued to Total in exchange for approximately 1,677,852 shares of common stock. Under the December 2012 purchase agreement and related documents, the purchase of a portion of the shares, representing $15.0 million of the proceeds from that transaction, was settled in January 2013. Cash received as of December 31, 2012 in the December 2012 financing, net of the note conversion and the January 2013 settlement, was $22.2 million. In January 2013, we received the $15.0 million proceeds from the private placement offering that closed in December 2012. Consequently we issued 5,033,557 shares of the 14,177,849 shares of Amyris's common stock issuable pursuant to such private placement.

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

In March 2013, we entered into a letter agreement with Total (referred to as the "March 2013 Letter Agreement"). Under the March 2013 Letter Agreement, we sold and issued a $10.0 million senior unsecured convertible note to Total with an initial conversion price of $3.08 per share in June 2013. Subsequently, in July 2013, we sold and issued a $20.0 million senior unsecured convertible note to Total with the same initial conversion price of $3.08 per share as the note sold in June 2013. The July 2013 purchase and sale completed Total's commitment to purchase $30.0 million of such notes by July 2013. In April 2014, we entered into the March 2014 Letter Agreement. Under the March 2014 Letter Agreement, we agreed to sell and issue $21.7 million in senior unsecured convertible note to Total with an initial conversion price of $4.11 per share in a third closing to occur in two installments ($10.85 million was sold and issued in July 2014 and the second installment is to be sold and issued In January 2015). The January 2015 installment will complete Total's commitment to purchase $21.7 million of such notes by that date.

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

In March 2014, we and Kuraray Co., Ltd. (or "Kuraray") entered into a securities purchase agreement under which we agreed to sell shares of our common stock at a price equal to the greater of $2.88 per share or the average daily closing prices per share on the NASDAQ Stock Market for the three month period ending March 27, 2014, for an aggregate purchase price of $4.0 million. On April 14, 2014, we completed the sale of common stock to Kuraray and issued 943,396 shares of our common stock at a price per share of $4.24 for aggregate proceeds of approximately $4.0 million.

In June 2014, we and Hercules Technology Growth Capital, Inc. (referred to as “Hercules”) entered into a first amendment (referred to as the "Hercules Amendment") of the Loan and Security Agreement entered into on March 29, 2014 (as amended, the "Hercules Loan Facility") under which we have received from Hercules, in two tranches, secured debt in the aggregate amount of $30.0 million. The Hercules Loan Facility is described in more detail below under "Liquidity and Capital Resources."

In May 2014, we sold and issued $75.0 million aggregate principal amount of 6.50% Convertible Senior Notes due 2019 to Morgan Stanley & Co. LLC as the initial purchaser (the "Initial Purchaser") in a private placement, and for initial resale by the Initial Purchaser to qualified institutional buyers pursuant to Rule 144A of the Securities Act int the rule 144A Convertible Note Offering. The Rule 144A Convertible Note Offering is described in more detail below under "Liquidity and Capital Resources."

In July 2014, we closed on the initial installment of the $21.7 million in convertible notes from Total under the July 2012 Agreements as described in more detail in Note 5, "Debt", in the amount of $10.85 million and expect the second installment to occur within six months of such initial installment.

Liquidity

We have incurred significant losses since our inception and believe that we will continue to incur losses and negative cash flow from operations through at least 2014. As of June 30, 2014, we had an accumulated deficit of $840.5 million and had cash, cash equivalents and short term investments of $90.2 million. We have significant outstanding debt and contractual obligations related to purchase commitments, as well as capital and operating leases. As of June 30, 2014, our debt, net of discount of $83.9 million, totaled $222.4 million, of which $9.9 million matures within the next twelve months. Additionally, our debt agreements contain various covenants, including restrictions on business that could cause us to be at risk of defaults.

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

Results of Operations

Comparison of Three Months Ended June 30, 2014 and 2013

Revenues

	Three Months Ended June 30,		Year-to Year Change	Percentage Change
	2014	2013
	(Dollars in thousands)
Revenues
Renewable product sales	$4,379	$4,011	$368	9%
Related party renewable product sales	31	174	(143)	(82)%
Total product sales	4,410	4,185	225	5%
Grants and collaborations revenue	4,897	6,555	(1,658)	(25)%
Related party grants and collaborations revenue	—	109	(109)	(100)%
Total grants and collaborations revenue	4,897	6,664	(1,767)	(27)%
Total revenues	$9,307	$10,849	$(1,542)	(14)%

Our total revenues decreased by $1.5 million to $9.3 million for the three months ended June 30, 2014 as compared to the same period in the prior year due to decreased revenues from grants and collaborations.

Product sales increased by $0.2 million to $4.4 million for the three months ended June 30, 2014 resulting primarily from an increase in squalane sales to existing and new customers compared to the same period in the prior year.

Grants and collaborations revenue decreased by $1.8 million to $4.9 million for the three months ended June 30, 2014 with such reduction resulting from a decrease of $0.8 million in government grant revenue from the National Renewable Energy Lab as a result of the project being completed during 2013 and the decrease in government grant revenue of $1.4 million under the DARPA Technology Investment Agreement with the Defense Advanced Research Projects Agency (referred to as “DARPA”) resulting mainly from the timing of the project's revenue milestones, partially offset by $0.3 million from the subcontract with Lawrence Berkeley National Laboratory.

Cost and Operating Expenses

	Three Months Ended June 30,		Year-to Year Change	Percentage Change
	2014	2013
	(Dollars in thousands)
Cost of products sold	$7,511	$8,853	$(1,342)	(15)%
Loss on purchase commitments and write-off of production assets	52	8,423	(8,371)	(99)%
Research and development	12,175	13,992	(1,817)	(13)%
Sales, general and administrative	13,971	14,718	(747)	(5)%
Total cost and operating expenses	$33,709	$45,986	$(12,277)	(27)%

Cost of Products Sold

Our cost of products sold includes cost of raw materials, labor and overhead, amounts paid to contract manufacturers, period costs related to inventory write-downs resulting from applying lower of cost or market inventory valuations, and costs related to scale-up in production of such products. Our cost of products sold decreased by $1.3 million to $7.5 million for the three months ended June 30, 2014 as compared to the same period in prior year due to lower cost of production as a result of higher production volumes and overall manufacturing cost reduction efforts.

Loss on Purchase Commitments and Write Off of Production Assets

Our loss on purchase commitments and write off of production assets decreased by $8.4 million to $0.1 million for the three months ended June 30, 2014, mainly due to the loss related to the termination and settlement in 2013 of our existing agreement with Tate & Lyle, one of our contract manufacturers.

Research and Development Expenses

Our research and development expenses decreased by $1.8 million to $12.2 million for the three months ended June 30, 2014 compared to the same period in the prior year primarily as a result of our overall cost reduction efforts and lower spending to manage our operating costs. The decrease is attributable to a $0.6 million reduction in personnel-related expenses and lower stock-based compensation expenses due to lower headcount, a $0.6 million reduction in other overhead expenses, a $0.3 million reduction in lab supplies and product testing and a $0.3 million decrease in depreciation due to equipment disposal and fully depreciated assets. Research and development expenses included stock-based compensation expense of $0.9 million and $1.0 million during the three months ended June 30, 2014 and 2013, respectively.

Sales, General and Administrative Expenses

Our sales, general and administrative expenses decreased by $0.7 million to $14.0 million for the three months ended June 30, 2014 compared to the same period in the prior year primarily as a result of our overall cost reduction efforts and lower spending to manage our operating costs. The decrease is attributable to reduction in personnel-related expenses and lower stock-based compensation expenses due to lower headcount. Sales, general and administrative expenses included stock-based compensation expense of $2.8 million and $3.9 million during the three months ended June 30, 2014 and 2013, respectively.

Other Income (Expense)

	Three Months Ended June 30,		Year-to Year Change	Percentage Change
	2014	2013
	(Dollars in thousands)
Other income (expense):
Interest income	$148	$57	$91	160%
Interest expense	(6,802)	(1,558)	(5,244)	337%
Gain (loss) from change in fair value of derivative instruments	(3,252)	(254)	(2,998)	1,180%
Income (loss) from extinguishment of debt	(1,082)	—	(1,082)	nm
Other income (expense), net	5	(1,776)	1,781	(100)%
Total other expense	$(10,983)	$(3,531)	$(7,452)	211%
______________
nm= not meaningful

Total other expense increased by $7.5 million to $11.0 million for the three months ended June 30, 2014 compared to the same period in prior year. The increase was primarily attributable to an increase in interest expense of $5.2 million associated with our increased borrowings, an increase in loss from change in fair value of derivative instruments of $3.0 million due to a change in the fair value of our compound embedded derivative liability associated with our senior secured promissory notes as a result of the changes in the inputs used in the valuation models from one reporting period to another, such as stock price, credit risk rate and estimated stock volatility and the change in fair value of our interest rate swap derivative liability and a $1.1 million loss from extinguishment of debt from the settlement of Total convertible notes in connection with the Rule 144A Convertible Note Offering as described above under Overview. The increase was offset by $1.8 million decrease in other expense, net primarily due to an increase in realized gain on foreign currency transactions.

Comparison of Six Months Ended June  30, 2014 and 2013

Revenues

	Six Months Ended June 30,		Year-to Year Change	Percentage Change
	2014	2013
	(Dollars in thousands)
Revenues
Renewable product sales	$7,221	$6,991	$230	3%
Related party renewable product sales	34	177	(143)	(81)%
Total product sales	7,255	$7,168	87	1%
Grants and collaborations revenue	8,093	8,903	(810)	(9)%
Related party grants and collaborations revenue	—	2,647	(2,647)	(100)%
Total grants and collaborations revenue	8,093	11,550	(3,457)	(30)%
Total revenues	$15,348	$18,718	$(3,370)	(18)%

Our total revenues decreased by $3.4 million to $15.3 million for the six months ended June 30, 2014 as compared to the same period in the prior year due to decreased revenues from grants and collaborations.

Product sales increased by $0.1 million to $7.3 million for the six months ended June 30, 2014 primarily from an increase in squalane sales to existing and new customers compared to the same period in the prior year.

Grants and collaborations revenue decreased by $3.5 million to $8.1 million for the six months ended June 30, 2014 with such reduction resulting from a decrease of $1.1 million in government grant revenue from the Department of Energy (referred to as "DOE"), a decrease of $1.5 million in government grant revenue from the National Renewable Energy Lab as a result of the project being completed during 2013, a decrease of $0.9 million in government grant revenue under the DARPA Technology Investment Agreement with the Defense Advanced Research Projects Agency (referred to as “DARPA”) resulting mainly from the timing of the project's revenue milestones and a decrease of $2.6 million in collaboration research services recognized for research and development activities performed on behalf of Novvi, offset by an increase of $2.4 million in collaborations revenue from the Master Collaboration, Joint Development and License Agreements with collaboration partners and a $0.3 million revenue from the subcontract with Lawrence Berkeley National Laboratory.

Cost and Operating Expenses

	Six Months Ended June 30,		Year-to Year Change	Percentage Change
	2014	2013
	(Dollars in thousands)
Cost of products sold	$13,747	$17,813	$(4,066)	(23)%
Loss on purchase commitments and write-off of production assets	159	8,423	(8,264)	(98)%
Research and development	25,161	29,746	(4,585)	(15)%
Sales, general and administrative	27,370	29,545	(2,175)	(7)%
Total cost and operating expenses	$66,437	$85,527	$(19,090)	(22)%

Cost of Products Sold

Our cost of products sold decreased by $4.1 million to $13.7 million for the six months ended June 30, 2014 as compared to the same period in the prior year due to lower cost of production, along with a reduction in current period lower of cost or market adjustments as a result of higher production volumes and overall manufacturing cost reduction efforts.

Loss on Purchase Commitments and Write Off of Production Assets

Our loss on purchase commitments and write off of production assets decreased by $8.3 million to $0.2 million for the six months ended June 30, 2014, mainly due to the loss related to the termination and settlement in 2013 of our existing agreement with Tate & Lyle, one of our contract manufacturers.

Research and Development Expenses

Our research and development expenses decreased by $4.6 million to $25.2 million for the six months ended June 30, 2014 compared to the same period in the prior year primarily as a result of our overall cost reduction efforts and lower spending to manage our operating costs. The decrease is attributable to a $2.5 million reduction in personnel-related expenses and lower stock-based compensation expenses due to lower headcount, a $0.9 million reduction in other overhead expenses, a $0.3 million reduction in product testing mainly due from the planned shut down of our Brotas facility for maintenance in early 2014 and $0.6 million decrease in depreciation due to equipment disposal and fully depreciated assets. Research and development expenses included stock-based compensation expense of $1.7 million and $2.3 million during the six months ended June 30, 2014 and 2013, respectively.

Sales, General and Administrative Expenses

Our sales, general and administrative expenses decreased by $2.2 million to $27.4 million for the six months ended June 30, 2014 compared to the same period in prior year primarily as a result of our overall cost reduction efforts and lower spending to manage our operating costs. The decrease is attributable to reduction in personnel-related expenses and lower stock-based compensation expenses due to lower headcount. Sales, general and administrative expenses included stock-based compensation expense of $5.5 million and $6.9 million during the six months ended June 30, 2014 and 2013, respectively.

Other Income (Expense)

	Six Months Ended June 30,		Year-to Year Change	Percentage Change
	2014	2013
	(Dollars in thousands)
Other income (expense):
Interest income	$204	$93	$111	119%
Interest expense	(11,552)	(3,120)	(8,432)	270%
Gain (loss) from change in fair value of derivative instruments	54,148	785	53,363	6,798%
Income (loss) from extinguishment of debt	(10,512)	—	(10,512)	nm
Other expense, net	(117)	(1,696)	1,579	(93)%
Total other income (expense)	$32,171	$(3,938)	$36,109	(917)%
______________
nm= not meaningful

Total other income increased by $36.1 million to $32.2 million for the six months ended June 30, 2014 compared to the same period in the prior year. The increase was primarily attributable to an increase in the gain from the change in fair value of derivative instruments of $53.4 million, this increase was due to a change in the fair value of our compound embedded derivative liability associated with our senior secured promissory notes as a result of the changes in the inputs used in the valuation models from one reporting period to another, such as stock price, credit risk rate and estimated stock volatility and the change in fair value of our interest rate swap derivative liability, and a $1.6 million decrease in other expense, net primarily due to an increase in realized gain on foreign currency transactions. The increase was offset by a $10.5 million loss on the extinguishment of debt related to Total’s conversion of a portion of their outstanding notes issued under the collaboration agreements with Total into the Tranche II Notes, as described below under Liquidity and Capital Resources and loss from extinguishment of Total convertible notes in connection with the Rule 144A Convertible Note Offering and an $8.4 million increase in interest expense associated with our increased borrowings to fund operations.

Liquidity and Capital Resources

	June 30, 2014	December 31, 2013
	(Dollars in thousands)
Working capital (deficit)	$74,383	$(382)
Cash and cash equivalents and short-term investments	$90,207	$8,296
Debt and capital lease obligations	$223,465	$153,305
Accumulated deficit	$(840,532)	$(821,438)

	Six Months Ended June 30,
	2014	2013
	(Dollars in thousands)
Net cash used in operating activities	$(35,827)	$(45,268)
Net cash used in investing activities	$(3,990)	$(5,141)
Net cash provided by financing activities	$122,143	$30,023

Working Capital. Our working capital was $74.4 million at June 30, 2014, which represents an increase of $74.8 million compared to a working capital deficit of $0.4 million at December 31, 2013. The increase of $74.8 million in working capital during the six month ended June 30, 2014 was primarily due to cash provided by financing activities of $122.1 million related to the second tranche offering of convertible promissory notes of $28.0 million, draw down from the Hercules Loan Facility of $29.7 million and new 144A Convertible Note Offering amounting to $75.0 million, offset by the extinguishment of $9.7 million debt with Total. The cash provided by financing activities was offset by cash usage to fund our operating expenses and to a lesser extent, to service our other debt obligations.

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

Liquidity. We have incurred significant losses since our inception and believe that we will continue to incur losses and negative cash flow from operations through 2014. As of June 30, 2014, we had an accumulated deficit of $840.5 million and had cash, cash equivalents and short term investments of $90.2 million. We have significant outstanding debt and contractual obligations related to purchase commitments, as well as capital and operating leases. As of June 30, 2014, our debt, net of discount of $83.9 million, totaled $222.4 million, of which $9.9 million matures within the next twelve months. In addition, our debt agreements contain various covenants, including certain restrictions on our business that could cause us to be at risk of defaults.

Our operating plan for 2014 contemplates significant reduction in our net cash outflows, resulting from (i) revenue growth from sales of existing and new products with positive gross margins, (ii) reduced production costs compared to prior periods as a result of manufacturing and technical developments in 2013, (iii) cash inflows from collaborations consistent with levels achieved in 2013 and (iv) operating expenses maintained at reduced levels.

If we are unable to increase positive gross margin product sales or generate sufficient additional payments from existing and new collaboration partners, we may need to obtain additional funding from equity financings, credit facilities, loans or issue additional preferred and/or discounted equity, agree to burdensome covenants, grant further security interest in our assets, enter into collaboration and licensing arrangements that require us to relinquish commercial rights, or grant licenses on terms that are not favorable. If we fail to generate positive gross margin product sales or secure such funding, we could be forced to curtail our operations, which would have a material adverse effect on our ability to continue with our business plans.

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

In August 2010, we were appointed as a subcontractor to NREL under a DOE grant awarded to the National Renewable Energy Laboratory (or “NREL”). Under this contract, we have the right to be reimbursed for up to $3.6 million, and are required to fund an additional $1.4 million in cost sharing expenses. As of December 31, 2013, we had recognized the entire $3.6 million in revenue under this grant, of which $0.2 million was received in cash during the six months ended June 30, 2014.

In June 2012, we entered into a Technology Investment Agreement with DARPA, under which we are performing certain research and development activities funded in part by DARPA. The work is to be performed on a cost-share basis, where DARPA funds 90% of the work and we fund the remaining 10% (primarily by providing specified labor). The agreement provided for funding of up to approximately $7.7 million over two years based on achievement of program milestones, and, accordingly, if fully funded, we would be responsible for contributions equivalent to approximately $0.9 million. The agreement had an initial term of one year and at DARPA's option, may be renewed for an additional year. The agreement was renewed by DARPA in May 2013. Through June 30, 2014, we had recognized $7.1 million in revenue under this agreement, of which $3.3 million was received in cash during the six months ended June 30, 2014.

In May 2014, we entered into a subcontract with Lawrence Berkeley National Laboratory for the 1000 Molecules program. The subcontract is for $0.6 million, with an expected completion date of September 30, 2014. Through June 30, 2014, we had recognized $0.3 million in revenue under this agreement.

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

In May 2014, we sold and issued $75.0 million aggregate principal amount of 144A Notes to Morgan Stanley & Co. LLC as the Initial Purchaser in a private placement, and for initial resale by the Initial Purchaser to qualified institutional buyers pursuant to Rule 144A of the Securities Act. The Rule 144A Convertible Note is described in more detail in Note 5, "Debt".

In July 2014, we closed on the initial installment of the $21.7 million in convertible notes from Total under the July 2012 Agreements as described in more detail in Note 5, "Debt", in the amount of $10.85 million and expect the second installment to occur within six months of such initial installment.

Export Financing with ABC Brasil. In March 2013, we entered into a one-year export financing agreement with ABC for approximately $2.5 million to fund exports through March 2014. This loan is collateralized by future exports from our subsidiary in Brazil. As of June 30, 2014, the loan was fully paid.

In March 2014, we entered into an additional one-year-term export financing agreement with ABC for approximately $2.2 million to fund exports through March 2015. This loan is collateralized by future exports from our subsidiary in Brazil. As of June 30, 2014, the principal amount outstanding under this agreement was $2.2 million.

Banco Pine/Nossa Caixa Financing. In July 2012, we entered into a Note of Bank Credit and a Fiduciary Conveyance of Movable Goods agreement with each of Nossa Caixa Desenvolvimento and Banco Pine. Under these instruments, we borrowed an aggregate of R$52.0 million (approximately US$23.6 million based on the exchange rate as of June 30, 2014) as financing for capital expenditures relating to our manufacturing facility in Brotas, Brazil. Under the loan agreements, Banco Pine agreed to lend R$22.0 million and Nossa Caixa agreed to lend R$30.0 million. The loans have a final maturity date of July 15, 2022 and bear a fixed interest rate of 5.5% per year. The loans are also subject to early maturity and delinquency charges upon occurrence of certain events including interruption of manufacturing activities at our manufacturing facility in Brotas, Brazil for more than 30 days, except during sugarcane off-season. The loans are secured by certain of our farnesene production assets at the manufacturing facility in Brotas, Brazil and we were required to provide parent guarantees to each of the lenders.

BNDES Credit Facility. In December 2011, we entered into the BNDES Credit Facility to finance a production site in Brazil. The BNDES Credit Facility was for R$22.4 million (approximately US$10.2 million based on the exchange rate as of June 30, 2014). This BNDES Credit Facility was extended as project financing for a production site in Brazil. The credit line is divided into an initial tranche for up to approximately R$19.1 million and an additional tranche of approximately R$3.3 million that becomes available upon delivery of additional guarantees. The credit line is available for 12 months from the date of the BNDES Credit Facility, subject to extension by the lender.

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

The BNDES Credit Facility is collateralized by first priority security interest in certain of our equipment and other tangible assets totaling R$24.9 million (approximately US$11.3 million based on the exchange rate as of June 30, 2014). We are a parent guarantor for the payment of the outstanding balance under the BNDES Credit Facility. Additionally, we were required to provide a bank guarantee equal to 10% of the total approved amount (R$22.4 million in total debt) available under the BNDES Credit Facility. For advances in the second tranche (above R$19.1 million ), we are required to provide additional bank guarantees equal to 90% of each such advance, plus additional Amyris guarantees equal to at least 130% of such advance. The BNDES Credit Facility contains customary events of default, including payment failures, failure to satisfy other obligations under the credit facility or related documents, defaults in respect of other indebtedness, bankruptcy, insolvency and inability to pay debts when due, material judgments, and changes in control of Amyris Brasil. If any event of default occurs, BNDES may terminate its commitments and declare immediately due all borrowings under the facility. As of June 30, 2014 and December 31, 2013, we had R$14.3 million (approximately US$6.5 million based on the exchange rate as of June 30, 2014) and R$15.3 million (approximately US$6.9 million based on the exchange rate as of June 30, 2014), respectively, in outstanding advances under the BNDES Credit Facility.

FINEP Credit Facility. In November 2010, we entered into a credit facility with Financiadora de Estudos e Projetos (or FINEP), a state-owned company subordinated to the Brazilian Ministry of Science and Technology (referred to as the "FINEP Credit Facility") to finance a research and development project on sugarcane-based biodiesel (referred to as the "FINEP Project") and provided for loans of up to an aggregate principal amount of R$6.4 million (approximately US$2.9 million based on the exchange rate as of June 30, 2014) which are secured by a chattel mortgage on certain equipment of Amyris as well as by bank letters of guarantee. All available credit under this facility was fully drawn.

Interest on loans drawn under the FINEP Credit Facility is fixed at 5.0% per annum. In case of default under, or non-compliance with, the terms of the agreement, the interest on loans will be dependent on the long-term interest rate as published by the Central Bank of Brazil (such rate, the TJLP). If the TJLP at the time of default is greater than 6%, then the interest will be 5.0% plus a TJLP adjustment factor otherwise the interest will be at 11.0% per annum. In addition, a fine of up to 10.0% will apply to the amount of any obligation in default. Interest on late balances will be 1.0% interest per month, levied on the overdue amount. Payment of the outstanding loan balance will be made in 81 monthly installments, which commenced in July 2012 and extends through March 2019. Interest on loans drawn and other charges are paid on a monthly basis and commenced in March 2011. As of June 30, 2014, total outstanding loan balance under this credit facility was R$5.0 million (approximately US$2.3 million based on the exchange rate as of June 30, 2014).

The FINEP Credit Facility contains the following significant terms and conditions:

•
We are required to share with FINEP the costs associated with the FINEP Project. At a minimum, we are required to contribute approximately R$14.5 million (US$6.6 million based on the exchange rate as of June 30, 2014) of which R$11.1 million was contributed prior to the release of the second disbursement. All four disbursements have been completed and we have fulfilled all of our cost sharing obligations;

•
After the release of the first disbursement, prior to any subsequent drawdown from the FINEP Credit Facility, we were required to provide bank letters of guarantee of up to R$3.3 million in aggregate (approximately US$1.5 million based on the exchange rate as of June 30, 2014) before receiving the second installment in December 2012. We obtained the bank letters of guarantee from ABC;

•	Amounts disbursed under the FINEP Credit Facility were required to be used towards the FINEP Project within 30 months after the contract execution.

Hercules Loan Facility. In March 2014, we entered into a loan and security agreement with Hercules Technology Growth Capital, Inc. to make available a loan in the aggregate principal amount of up to $25.0 million (referred to as the "Hercules Loan Facility"). The original Hercules Loan Facility accrues interest at a rate per annum equal to the greater of either the prime rate reported in the Wall Street Journal plus 6.25% or 9.5%. We may repay the loaned amounts before the maturity date (generally February 1, 2017) if we pay an additional fee of 3% of the outstanding loans (1% if after the initial twelve-month period of the loan). We were also required to pay a 1% facility charge at the closing of the transaction, and are required to pay a 10% end of term charge. In connection with the original Hercules Loan Facility, Amyris agreed to certain customary representations and warranties and covenants, as well as certain covenants that were subsequently amended (as described below). The total available credit of $25.0 million under this facility was fully drawn down.

In June 2014, we and Hercules entered into a first amendment (referred to as “Hercules Amendment”) of the Loan and Security Agreement entered into in March 2014. Pursuant to the Hercules Amendment, the parties agreed to adjust the term loan maturity date from May 31, 2015 to February 1, 2017 and remove (i) a requirement for us to pay a forbearance fee of $10.0 million in the event certain covenants were not satisfied, (ii) a covenant that we maintain positive cash flow commencing with the fiscal quarter beginning October 1, 2014, (iii) a covenant that, beginning with the fiscal quarter beginning July 1, 2014, we and our subsidiaries achieve certain projected cash product revenues and projected cash product gross profits, and (iv) an obligation for us to file a registration statement on Form S-3 with the SEC by no later than June 30, 2014 and complete an equity financing of more than $50.0 million by no later than September 30, 2014. We further agreed to include a new covenant requiring us to maintain unrestricted, unencumbered cash in an amount equal to at least 50% of the principal amount then outstanding under the Hercules Loan Facility and borrow an additional $5.0 million. The additional $5.0 million borrowing was completed in June 2014, and accrues interest at a rate per annum equal to the greater of either the prime rate reported in the Wall Street Journal plus 5.25% or 8.5%. The Hercules Loan Facility is secured by liens on our assets, including on certain of our intellectual property. The Hercules Loan Facility includes customary events of default, including failure to pay amounts due, breaches of covenants and warranties, certain cross defaults and judgments, and insolvency. If an event of default occurs, Hercules may require immediate repayment of all amounts due. As of June 30, 2014, we maintain cash in excess of the approximately $15.0 million current minimum cash covenant described above.

The fair values of the notes payable, loan payable, convertible notes and credit facilities are based on the present value of expected future cash flows and assumptions about current interest rates and our creditworthiness that market participants would use in pricing the debt.

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

In March 2014, we and Kuraray entered into a securities purchase agreement under which the we agreed to sell shares of our common stock at a price equal to the greater of $2.88 per share or the average daily closing prices per share on The NASDAQ Stock Market for the three month period ending March 27, 2014 for an aggregate purchase price of $4.0 million. In April 2014, we completed the sale of 943,396 shares of common stock to Kuraray at a price per share of $4.24 for aggregate proceeds of $4.0 million.

Cash Flows during the Six Months Ended June 30, 2014 and 2013

Cash Flows from Operating Activities

Our primary uses of cash from operating activities are cost of products sold and personnel-related expenditures offset by cash received from product sales, grants and collaborative research. Cash used in operating activities was $35.8 million and $45.3 million for the six months ended June 30, 2014 and 2013, respectively.

Net cash used in operating activities of $35.8 million for the six months ended June 30, 2014 was related to our net loss of $19.2 million and by a net non-cash charges of $25.0 million, offset by $8.4 million net change in our operating assets and liabilities. Net change in operating assets and liabilities of $8.4 million primarily consisted of a $7.4 million increase in deferred revenue related to the funds received under a collaboration agreement, a $3.6 million decrease in accounts receivable and related party accounts receivable mainly from collections of outstanding receivables, a $1.3 million increase in accounts payable and accrued other liabilities, offset by a $3.6 million increase in inventory, and a $0.3 million increase in prepaid expenses and other assets. Non-cash charges of $25.0 million consisted primarily of a $54.1 million change in the fair value of derivative instruments related to the embedded derivative liabilities associated with our senior secured convertible promissory notes and currency interest rate swap derivative liability, offset by $7.5 million of depreciation and amortization expenses, $7.2 million of stock-based compensation, $3.8 million of amortization of debt discount, $10.5 million loss associated with the extinguishment of convertible debt and $0.2 million loss on purchase commitments and write-off of production assets.

The largest component of the $45.3 million of cash used in our operations during the six months ended June 30, 2013 was related to our net loss of $71.2 million, offset by non-cash charges of $9.2 million of stock-based compensation, $8.5 million of depreciation and amortization expenses, an $8.4 million of loss on purchase commitments and write off of production assets related to a termination and settlement of our existing agreement with one of our contract manufacturers, and a $1.1 million amortization of debt discount. Significant operating cash inflows during the six months ended June 30, 2013 were derived primarily from sales of renewable products and from collaborative research services. Operating cash inflows also included an $8.5 million increase in deferred revenue primarily from the up-front collaboration payment from a collaboration partner.

Cash Flows from Investing Activities

Our investing activities consist primarily of capital expenditures and investment activities. Net cash used in investing activities of $4.0 million for the six months year ended June 30, 2014, was a result of $2.1 million of capital expenditures mainly due to maintenance and upgrades at our facility in Brotas, Brazil, and investments in the joint venture with Novvi of $2.1 million, offset by $0.1 million in net maturities of investments.

For the six months ended June 30, 2013, cash used in investing activities was $5.1 million as a result of $3.7 million in capital expenditures on plant, property and equipment due principally to the construction of our production facility in Brotas and $1.4 million in net purchases of investments.

Cash Flows from Financing Activities

Net cash provided by financing activities of $122.1 million for the six months ended June 30, 2014, was a result of the net receipt of $126.2 million from debt and equity financing, which included $75.0 million from the 144A Convertible Note Offering, of which $24.7 million was sold to related parties, $29.7 million from the Hercules Loan Facility, $28.0 million financing from third parties in relation to the Tranche II Notes, $2.2 million from a one-year term export financing agreement with ABC and $4.0 million proceeds from issuance of common stock in private placements, offset in by payments of discount and expenses of $3.0 million and settlement of Total R&D Convertible Note of $9.7 million. These cash inflows were offset by other principal payments of debt of $3.6 million.

For the six months ended June 30, 2013, cash provided by financing activities was $30.0 million, primarily the result of the receipt of $20.0 million in proceeds from sales of common stock in private placements net of issuance cost and the net receipt of $12.6 million from debt financing. These cash inflows were offset in part by principal payments on debt and capital leases of $2.8 million.

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

Contractual Obligations

The following is a summary of our contractual obligations as of June 30, 2014 (in thousands):

	Total	2014	2015	2016	2017	2018	Thereafter
Principal payments on long-term debt	$306,290	$4,591	$15,435	$21,852	$86,502	$58,040	$119,870
Interest payments on long-term debt, fixed rate(1)	95,911	5,275	9,730	8,010	12,656	36,214	24,026
Operating leases	61,985	3,182	6,606	6,614	6,588	6,675	32,320
Principal payments on capital leases	1,110	521	438	151	—	—	—
Interest payments on capital leases	68	37	24	7	—	—	—
Terminal storage costs	87	53	34	—	—	—	—
Purchase obligations(2)	6,757	5,443	504	504	262	44	—
Total	$472,208	$19,102	$32,771	$37,138	$106,008	$100,973	$176,216

____________________

(1)	Does not include any obligations related to make-whole interest or downround provisions. The fixed interest rates are more fully described in Note 5, "Debt" of our consolidated financial statements.

(2)	Purchase obligations include noncancellable contractual obligations and construction commitments of $5.9 million, of which $2.4 million have been accrued as loss on purchase commitments.

This table does not reflect non-reimbursable expenses that we expect to incur in 2014 in connection with research activities under the NREL subcontract discussed above under the caption "Liquidity and Capital Resources - Government Contracts."

Additionally, this table does not reflect the expenses that we expect to incur in 2014 in connection with research activities under DARPA under which we will perform certain research and development activities funded in part by DARPA. The work is to be performed on a cost-share basis, where DARPA funds 90% of the work and we fund the remaining 10% (primarily by providing specified labor). Under the agreement, we will receive funding of up to approximately $7.7 million over two years based on achievement of program milestones, and, accordingly, we would be responsible for contributions equivalent to approximately $0.9 million.

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

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio and our outstanding debt obligations. We generally invest our cash in investments with short maturities or with frequent interest reset terms. Accordingly, our interest income fluctuates with short-term market conditions. As of June 30, 2014, our investment portfolio consisted primarily of money market funds and certificates of deposit, all of which are highly liquid investments. Due to the short-term nature of our investment portfolio, our exposure to interest rate risk is minimal. Additionally, as of June 30, 2014, 100% of our outstanding debt is in fixed rate instruments.

Foreign Currency Risk

Most of our sales contracts are principally denominated in U.S. dollars and, therefore, our revenues are not currently subject to significant foreign currency risk. The functional currency of our wholly-owned consolidated subsidiary in Brazil is the local currency (Brazilian real) in which recurring business transactions occur. We do not use currency exchange contracts as hedges against amounts permanently invested in our foreign subsidiary. The amount we consider permanently invested in our foreign subsidiary and translated into U.S. dollars using the June 30, 2014 exchange rate is $156.7 million at June 30, 2014 and $145.2 million at December 31, 2013. The increase in the permanent investments in our foreign subsidiary between December 31, 2013 and June 30, 2014 is due to additional capital contributions made, the appreciation of the Brazilian real versus the U.S. dollar, offset by an increase in accumulated deficit of our wholly-owned consolidated subsidiary in Brazil. The potential loss in fair value, which would principally be recognized in Other Comprehensive Income (Loss), resulting from a hypothetical 10% adverse change in quoted Brazilian real exchange rates is $15.7 million and $14.5 million for June 30, 2014 and December 31, 2013, respectively. Actual results may differ.

We make limited use of derivative instruments, which includes currency interest rate swap agreements, to manage the Company's exposure to foreign currency exchange rate and interest rate related to the Company's Banco Pine loan. In June 2012, we entered into a currency interest rate swap arrangement with Banco Pine for R$22.0 million (approximately US$10.0 million based on the exchange rate as of June 30, 2014). The swap arrangement exchanges the principal and interest payments under the Banco Pine loan entered into in July 2012 for alternative principal and interest payments that are subject to adjustment based on fluctuations in the foreign exchange rate between the U.S. dollar and Brazilian real. The swap has a fixed interest rate of 3.94%. This arrangement hedges the fluctuations in the foreign exchange rate between the U.S. dollar and Brazilian real.

Commodity Price Risk

Our primary exposure to market risk for changes in commodity prices currently relates to our purchases of sugar feedstocks. When possible, we manage our exposure to this risk primarily through the use of supplier pricing agreements.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer (or "CEO") and chief financial officer (or "CFO"), evaluated the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15(e) under the Securities Exchange Act of 1934, as amended (or the "Exchange Act"), as of the end of the period covered by this Quarterly Report on Form 10-Q.  Based on this evaluation, our CEO and CFO concluded that, as of June 30, 2014, our disclosure controls and procedures are designed and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during our second fiscal quarter ended June 30, 2014 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II

ITEM 1. LEGAL PROCEEDINGS

In May 2013, a securities class action complaint was filed against Amyris and our CEO, John G. Melo, in the U.S. District Court for the Northern District of California. In October 2013, the lead plaintiffs filed a consolidated amended complaint. The complaint, as amended, sought unspecified damages on behalf of a purported class that would comprise all individuals who acquired our common stock between April 29, 2011 and February 8, 2012. The complaint alleged securities law violations based on the company's commercial projections during that period. In December 2013, we filed a motion to dismiss the complaint. In March 2014, the court issued an order granting our motion to dismiss with leave to amend the complaint. The plaintiffs declined to amend their complaint further and, on June 12, 2014, the court issued an order (based on a stipulation of the parties) dismissing the action with prejudice.

In August 2013, a complaint entitled Steve Shannon, derivatively on behalf of Amyris, Inc. v. John G. Melo et al and Amyris, Inc., was filed against Amyris as nominal defendant in the United States District Court for the Northern District of California. The lawsuit sought unspecified damages on behalf of Amyris from certain of our current and former officers, directors and employees and alleges these defendants breached their fiduciary duties to Amyris and unjustly enriched themselves by making allegedly false and misleading statements and omitting certain material facts in our securities filings. Because this purported stockholder derivative action is based on substantially the same facts as the securities class action described above, the two actions were related and were heard by the same judge. On June 23, 2014, following the dismissal of the related class action (discussed above), the court issued an order (based on a stipulation of the parties) dismissing the action with prejudice.

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

We have incurred significant losses in each year since our inception and believe that we will continue to incur losses and negative cash flow from operations through at least 2014. As of June 30, 2014, we had an accumulated deficit of $840.5 million and had cash, cash equivalents and short term investments of $90.2 million. We have significant outstanding debt and contractual obligations related to purchase commitments, as well as capital and operating leases. As of June 30, 2014, our debt totaled $222.4 million, net of discount of $83.9 million, of which $9.9 million matures within the next twelve months. In addition, our debt agreements contain various covenants, including restrictions on business that could cause us to be at risk of defaults. We expect to incur additional costs and expenses related to the continued development and expansion of our business, including construction and operation of our manufacturing facilities, contract manufacturing, research and development operations, and operation of our pilot plants and demonstration facility. There can be no assurance that we will ever achieve or sustain profitability on a quarterly or annual basis.

We have limited experience producing our products at commercial scale and may not be able to commercialize our products to the extent necessary to sustain and grow our current business.

To commercialize our products, we must be successful in using our yeast strains to produce target molecules at commercial scale and at a commercially viable cost. If we cannot achieve commercially-viable production economics for enough products to support our business plan, including through establishing and maintaining sufficient production scale and volume, we will be unable to achieve a sustainable integrated renewable products business. Virtually all of our production capacity is through a purpose-built, large-scale production plant in Brotas, Brazil. This plant commenced operations in 2013, and scaling and running the plant has been, and continues to be, a time-consuming, costly, uncertain and expensive process. Given our limited experience commissioning and operating our own manufacturing facilities and our limited financial resources, we cannot be sure that we will be successful in achieving production economics that allow us to meet our plans for commercialization of various products we intend to offer. In addition, until very recently we have only produced Biofene at the Brotas plant and are only in the beginning stages of producing our second molecule (for the flavors and fragrances market) at the Brotas plant. Our attempts to scale production of new molecules at the plant is subject to uncertainty and risk. For example, even to the extent we successfully complete product development in our laboratories and pilot and demonstration facilities, and at contract manufacturing facilities, we may be unable to translate such success to large-scale, purpose-built plants. If this occurs, our ability to commercialize our technology will be adversely affected and we may be unable to produce and sell any significant volumes of our products. Also, with respect to products that we are able to bring to market, we may not be able to lower the cost of production, which would adversely affect our ability to sell such products profitably.

We will require significant inflows of cash from financing and collaboration transactions to fund our anticipated operations and may not be able to obtain such financing and collaboration funding on favorable terms, if at all.

Though we recently completed a sale of $75.0 million of convertible senior notes in May 2014, our planned 2014 and 2015 working capital needs and our planned operating and capital expenditures for 2014 and 2015 are dependent on significant inflows of cash from existing and new collaboration partners and cash contributions from growth in renewable product sales, as well as additional funding from new joint ventures or other collaborations. We may also be required to obtain additional funding from equity financings, credit facilities or loans, especially to the extent that we are unable to increase positive gross margin product sales or generate sufficient additional payments from existing and new collaboration partners. We will continue to need to fund our research and development and related activities and to provide working capital to fund production, storage, distribution and other aspects of our business. Some of our anticipated financing sources, such as research and development collaborations, are subject to the risk that we cannot meet milestones or are not yet subject to definitive agreements or mandatory funding commitments and, if needed, we may not be able to secure additional types of financing in a timely manner or on reasonable terms, if at all.

If we are unable to increase positive gross margin product sales or generate sufficient additional payments from existing and new collaboration partners, we may need to obtain additional funding from equity financings, credit facilities, loans or issue additional preferred and/or discounted equity, agree to burdensome covenants, grant further security interest in our assets, enter into collaboration and licensing arrangements that require us to relinquish commercial rights, or grant licenses on terms that are not favorable, or any or all of these possibilities. If we fail to generate positive gross margins product sales or secure such funding, we could be forced to curtail our operations, which would have a material adverse effect on our ability to continue with our business plans.

Our existing financing arrangements may cause significant future dilution and other risks to our stockholders and may impact our ability to pursue certain transactions.

From January 2013 through the second quarter of 2014, we completed several equity and debt financings to provide us with cash resources to pursue our business plans. In August 2013, we entered into an agreement with Total Total Energies Nouvelles Activités USA (formerly known as Total Gas & Power USA, SAS, or Total) and Maxwell (Mauritius) Pte Ltd, (or Temasek), to sell up to $73.0 million in convertible promissory notes in private placements over a period of up to 24 months from the date of signing (referred to as the August 2013 Financing). The August 2013 Financing was divided into two tranches, the first of which closed in October 2013 and the second of which closed in January 2014. In the October 2013 closing, we issued a total of $51.8 million in convertible promissory notes for cash proceeds of $7.6 million and cancellation of outstanding promissory notes and convertible promissory notes of $44.2 million (including $35.0 million advanced by one of the investors as a bridge loan earlier in October 2013 and approximately $9.2 million canceled by Total in connection with its exercise of pro rata rights). In the January 2014 closing, we issued an additional $34.0 million in convertible promissory notes for cash proceeds of $28.0 million and cancellation of outstanding convertible promissory notes of approximately $6.0 million by Total in connection with its further exercise of pro rata rights.

In April 2014, we entered into a letter agreement dated as of March 29, 2014 (referred to as the March 2014 Letter Agreement) with Total to amend our Amended and Restated Master Framework Agreement (included as part of Shareholders Agreement and License Agreement and related documents (collectively, referred to as the JV Documents) entered into by and among Amyris, Total and Total Amyris BioSolutions B.V. (or JVCO) relating to the establishment of JVCO in In December 2013). Under the March 2014 Letter Agreement, we agreed to (i) amend the conversion price of convertible notes to be issued in 2014 and 2015 (for up to an aggregate of $21.7 million) from $7.0682 to $4.11 subject to stockholder approval at our 2014 annual meeting (to the extent required by applicable law or regulation), (ii) extend the period during which Total may exchange for other Amyris securities certain outstanding convertible promissory notes in connection with its exercise of its existing pro rata rights from June 30, 2014 to the later of December 31, 2014 and the date on which Amyris raises $75.0 million of equity and convertible debt financing (excluding any convertible promissory notes issued pursuant to that certain Securities Purchase Agreement dated July 30, 2012 by and between Amyris and Total), (iii) eliminate our ability to qualify, in a disclosure letter to Total, certain of the representations and warranties that we must make at the closing of the 2014 and 2015 note issuances, and (iv) provide Total with monthly reporting on our cash, cash equivalents and short-term investments. In consideration of these agreements, Total agreed to waive its right not to consummate the closing of the issuance of the notes to be issued in 2014 and 2015 if it decides not to proceed with the collaboration and makes a "No-Go" decision with respect thereto. In July 2014, we closed on the initial installment of the $21.7 million in convertible notes to be sold to Total in 2014 and 2015. Such first installment was in the amount of $10.85 million and we expect the second installment to occur in January 2015.

In May 2014, we entered into a Purchase Agreement (or the 144A Purchase Agreement) with Morgan Stanley & Co. LLC, as the initial purchaser (or the Initial Purchaser), relating to the sale of $75.0 million aggregate principal amount of its 6.50% Convertible Senior Notes due 2019 to the Initial Purchaser in a private placement, and for initial resale of such notes by the Initial Purchaser to qualified institutional buyers (such offering, the 144A Offering). In addition, we granted the Initial Purchaser an option to purchase up to an additional $15.0 million aggregate principal amount of notes, which option could have been exercised for 30 days after the date of the Purchase Agreement. Under the terms of the Purchase Agreement, we agreed to customary indemnification of the Initial Purchaser against certain liabilities. The notes were issued pursuant to an indenture, dated as of May 29, 2014 (or the Indenture), between Amyris and Wells Fargo Bank, National Association, as trustee.

In March 2014, we entered into a loan and security agreement with Hercules Technology Growth Capital, Inc. to make available to Amyris a loan in the aggregate principal amount of up to $25.0 million and in June 2014, we amended such loan and security agreement with Hercules to simplify and remove certain covenants under the original loan facility and we agreed to incur an additional tranche of debt in the aggregate principal amount of $5.0 million (such loan facility, as amended, is referred to as the Hercules Loan Facility). The Hercules Loan Facility generally becomes due on May 31, 2017. We may repay the loaned amounts before the maturity date if we pay an additional fee of 3% of the outstanding loans (1% if after the twelve-month period following the execution of the loan and security agreement in March 2014). With respect to the initial tranche of $25.0 million, we were also required to pay a 1% facility charge at the closing of such transaction and will be required to pay a 10% end of term charge. The Hercules Loan Facility contains customary covenants and also a covenant requiring the Company to maintain unrestricted, unencumbered cash in an amount equal to at least 50% of the remaining principal amount then outstanding under the Hercules Loan Facility. The Hercules Loan Facility includes customary events of default, including failure to pay amounts due, breaches of covenants and warranties, certain cross defaults and judgments, and insolvency. If an event of default occurs, Hercules may require immediate repayment of all amounts due.

The terms of the August 2013 Financing include significant potential reductions in the conversion price for the notes issued in the August 2013 Financing if we do not meet certain performance milestones and other conditions. These conditions, if triggered, could result in further reductions to the conversion price that would cause significant additional dilution to our stockholders if the notes are ultimately converted. Furthermore, if our outstanding convertible promissory notes (including those issued in the August 2013 Financing, those issued to Total in connection with our fuels collaboration and those issued pursuant to the 144A Offering) are not converted or cancelled, we may not have sufficient cash to repay the notes when they become due, which could result in insolvency and related issues. In addition, we were required to agree to significant covenants in connection with our debt financing transactions that have an impact on our ability to engage in certain transactions. For example, the purchase agreement for the August 2013 Financing (referred to as the August 2013 SPA) requires us to obtain the consent of a majority of the purchasers in the financing before completing any change-of-control transaction, or purchasing assets in one transaction or a series of related transactions in an amount greater than $20.0 million, in each case while the notes are outstanding. We also agreed to provide the purchasers in the August 2013 Financing with pro rata rights under which they could cancel up to the full amount of their outstanding notes to pay for new equity securities if we raise additional financing during the term of the notes, which could delay or prevent us from obtaining additional financing if the purchasers do not support it. Also, as discussed in more detail below, our outstanding convertible promissory notes (and related agreements) and the Hercules loan agreement include a minimum unrestricted, unencumbered cash covenant and other covenants that restrict us from raising additional financing through debt issuances without consent of these lenders; this could also slow down or limit our ability to pursue funding if the purchasers or Hercules do not support it. Additionally, under the notes issued in connection with the 144A Offering, under certain fundamental corporate transactions, such as a change of control, the conversion rate of the notes issued thereunder will be adjusted in favor of the holders of such notes and the holders have the option require us to purchase their notes. This could lead to, among other things, liquidity difficulties should we not have sufficient cash when holders elect to cause us to purchase the notes, significant dilution to our stockholders if the conversion rate is adjusted, or could delay or prevent a change of control, including a merger, consolidation or other business combination involving us, or discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control, even if that change of control would benefit our other stockholders.

To the extent we issue convertible promissory notes or other debt instruments in the future, we would become subject to various covenants, including restrictions on our business, that could cause us to be at risk of defaults. For example, the convertible notes we issued in 2012, 2013 and early 2014 and the Hercules Loan Facility contain various covenants, including restrictions on the amount and type of debt we are permitted to incur, and any convertible notes or other debt we may issue in connection with future debt financings could contain similar covenants. There is no guarantee we will be able to obtain waivers to such covenants, to the extent necessary to undertake future financings.

To the extent we obtain funding through the issuance of additional equity securities, our existing stockholders will experience further dilution.

In 2014, we completed private placements of our common stock that resulted in the issuance of approximately 943,396 shares of our common stock. Also, in 2014, we issued approximately $109.0 million in senior convertible promissory notes that are or may become convertible into common stock. As of June 30, 2014, we had issued an aggregate a total of $239.2 million in senior convertible promissory notes that are or may become convertible into common stock. As of June 30, 2014, we had issued and outstanding $48.3 million of convertible promissory notes with a conversion price of $7.0682 to Fidelity and Total under agreements signed in 2012, including the arrangement with Total for research and development-related funding, $30.0 million of convertible promissory notes with a conversion price of $3.08 per share pursuant to our arrangement with Total for research and development-related funding, $51.8 million in convertible promissory notes that are convertible into common stock at an initial conversion price of $2.44 per share issued under the first tranche of the August 2013 Financing, $34.0 million in convertible promissory notes that are convertible into common stock at an initial conversion price of $2.87 per share issued under the second tranche of the August 2013 Financing, and $75.0 million in convertible promissory notes that are convertible into common stock at a conversion price of $3.74 issued in the144A Offering. In addition, in connection with the initial closing of the August 2013 Financing, we issued a warrant to Temasek to purchase 1,000,000 shares of our common stock at an exercise price of $0.01 per share, exercisable if and to the extent Total converts certain preexisting convertible promissory notes. In July 2014, we issued an additional convertible promissory note to Total in the face amount of $10.85 million with a conversion price of $4.11 as discussed above. Through 2015, we expect to issue up to an aggregate of $10.85 million in additional convertible promissory notes to Total (representing the second issuance of notes under the $21.7 million third closing), with a conversion price of $4.11 per share, under the agreements with Total described below under the risk factor, “Our relationship with our strategic partner, Total, has a substantial impact on our company.” We may undertake further equity or debt offerings in the future in order to grow our business or fund operations. To the extent we issue further common stock, convertible promissory notes or other equity instruments, such issuances may cause further dilution to our existing stockholders.

Our substantial leverage could adversely affect our ability to fulfill our obligations under our existing indebtedness and may place us at a competitive disadvantage in our industry.

As of June 30, 2014, we had $306.4 million of indebtedness outstanding, of which $117.5 million was secured indebtedness. The foregoing amount of indebtedness does not include approximately $0.4 million in aggregate principal amount of indebtedness of our subsidiaries that we have guaranteed and on which we are primarily liable. As previously described, we may incur additional indebtedness from time to time to finance working capital, product development efforts, strategic acquisitions, investments and alliances, capital expenditures or other general corporate purposes, subject to the restrictions contained in our existing indebtedness and in any other agreements under which we incur indebtedness. Our significant indebtedness and debt service requirements could adversely affect our ability to operate our business and may limit our ability to take advantage of potential business opportunities. For example, our high level of indebtedness presents the following risks:

•
we will be required to use a substantial portion of our cash flow from operations to pay principal and interest on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures, product development efforts, acquisitions, investments and strategic alliances and other general corporate requirements;

•
our substantial leverage increases our vulnerability to economic downturns and adverse competitive and industry conditions and could place us at a competitive disadvantage compared to those of our competitors that are less leveraged;

•
our debt service obligations could limit our flexibility in planning for, or reacting to, changes in our business and our industry and could limit our ability to pursue other business opportunities, borrow more money for operations or capital in the future and implement our business strategies; and

•
our level of indebtedness and the covenants within our debt instruments may restrict us from raising additional financing on satisfactory terms to fund working capital, capital expenditures, product development efforts, strategic acquisitions, investments and alliances, and other general corporate requirements.

If we are at any time unable to generate sufficient cash flow from operations to service our indebtedness when payment is due, we may be required to attempt to renegotiate the terms of the instruments relating to the indebtedness, seek to refinance all or a portion of the indebtedness or obtain additional financing. There can be no assurance that we will be able to successfully renegotiate such terms, that any such refinancing would be possible or that any additional financing could be obtained on terms that are favorable or acceptable to us.

A failure to comply with the covenants and other provisions of our debt instruments, including any failure to make a payment when required, could result in events of default under such instruments, and which could permit acceleration of such indebtedness. If such indebtedness is accelerated, it could also constitute an event of default under our other outstanding indebtedness. Any required repayment of our indebtedness as a result of acceleration or otherwise would lower our current cash on hand such that we would not have those funds available for use in our business or for payment on the notes.

Servicing our indebtedness requires a significant amount of cash and our ability to generate cash may be affected by factors beyond our control.

Our business may not generate cash flow in an amount sufficient to enable us to pay the principal of, or interest on, our indebtedness, or to fund our other liquidity needs, including working capital, capital expenditures, product development efforts, strategic acquisitions, investments and alliances, and other general corporate requirements. Our ability to generate cash is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. There can be no assurance that:

•	we will generate sufficient cash inflows from collaborations;

•	our business will generate sufficient cash flow from operations;

•	we will realize cost savings, revenue growth and operating improvements resulting from the execution of our long-term plan; or

•	future sources of funding will be available to us in amounts sufficient to enable us to fund our liquidity needs.

If we cannot fund our liquidity needs, we will have to take actions such as reducing or delaying capital expenditures, product development efforts, strategic acquisitions, investments and alliances, selling assets, restructuring or refinancing our indebtedness or seeking additional equity capital. Such actions could further negatively impact our ability to generate cash flows. We cannot assure you that any of these remedies could, if necessary, be effected on commercially reasonable terms, or at all, or that they would permit us to meet our scheduled debt service obligations. Our Hercules Loan Facility limits our ability to dispose of assets and, as a result, we may not be allowed, under that document or the terms of any indebtedness we may incur in the future, to engage in such dispositions to satisfy our debt service obligations. In addition, if we incur additional indebtedness, the risks associated with our substantial leverage, including the risk that we will be unable to service our indebtedness or generate enough cash flow to fund our liquidity needs, could intensify.

Restrictive covenants in our Hercules Loan Facility and the terms of our existing convertible notes, and the terms of any indebtedness we may incur in the future, may materially restrict our ability to operate.

The agreements governing our existing indebtedness, and any indebtedness we may incur in the future, contain, and may contain, affirmative and negative covenants that materially limit our ability to take certain actions, including our ability to incur indebtedness, pay dividends, make certain investments and other payments, enter into certain mergers and consolidations, and encumber and dispose of assets. The breach of any of these covenants or the failure by us to meet any of these conditions would result in a default under any or all of such indebtedness. If a default occurs under any such indebtedness, all of the outstanding obligations thereunder could become immediately due and payable. If such indebtedness is accelerated, it may result in a default under our other outstanding indebtedness and could lead to an acceleration of such other outstanding indebtedness. Our ability to comply with the provisions of our debt agreements, including debt agreements we may enter into in the future, can be affected by events beyond our control. A default under any debt instrument, if not cured or waived, could result in a material adverse effect on us. We may not have the cash available and may not be able to raise financing in an amount sufficient to pay the indebtedness due as a result of the default or any other indebtedness that may become due as a result of such acceleration.

Our GAAP operating results could fluctuate substantially due to the accounting for the early conversion payment features of the convertible promissory notes sold in the 144A Offering .

Holders of notes sold in the 144A Offering (the 144A Notes) who convert their 144A Notes on or after May 15, 2015, if the last reported sale price of our common stock for 20 or more trading days (whether or not consecutive) in a period of 30 consecutive trading days ending within five trading days immediately prior to the date we receive a notice of conversion exceeds the conversion price in effect on each such trading day, will receive an early conversion payment equal to the present value of the remaining scheduled payments of interest that would have been made on the 144A Notes being converted from the earlier of the date that is three years after the date we receive such notice of conversion and maturity. The early conversion payment feature of the 144A Notes will be accounted for under Accounting Standards Codification 815, Derivatives and Hedging (“ASC 815”) as an embedded derivative. ASC 815 requires companies to bifurcate conversion options from their host instruments and account for them as free standing derivative financial instruments according to certain criteria. The fair value of the derivative is remeasured to fair value at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value of the derivative being charged to earnings (loss). We have determined that we must bifurcate and account for the Early Conversion Payment feature of the notes as an embedded derivative in accordance with ASC 815. We will record this embedded derivative liability as a non-current liability on our consolidated balance sheet with a corresponding debt discount at the date of issuance that is netted against the principal amount of the 144A Notes. The derivative liability will be remeasured to fair value at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value of the derivative liability being recorded in other income and loss. We will estimate the fair value of these liabilities using a Monte Carlo simulation model. We cannot predict the effect that the accounting for the notes will have on our future GAAP financial results, the trading of our common stock and the trading price of the notes, which could be material.

If our major production facilities do not successfully commence or scale up operations, our customer relationships, business and results of operations may be adversely affected.

A substantial component of our planned production capacity in the near and long term depends on successful operations at our initial and planned large-scale production plants in Brazil. We are in the early stages of operating our first purpose-built, large-scale production plant in Brotas, Brazil and may complete construction of certain other facilities in the coming years. Delays or problems in the construction, start-up or operation of these facilities will cause delays in our ramp-up of production and hamper our ability to reduce our production costs. Delays in construction can occur due to a variety of factors, including regulatory requirements and our ability to fund construction and commissioning costs. Once our large-scale production facilities are built, we must successfully commission them and they must perform as we have designed them. If we encounter significant delays, cost overruns, engineering issues, contamination problems, equipment or raw material supply constraints, unexpected equipment maintenance requirements, safety issues, work stoppage or other serious challenges in bringing these facilities online and operating them at commercial scale, we may be unable to produce our initial renewable products in the time frame we have planned. For example, we have just begun using our plant at Brotas to produce molecules beyond Biofene. To date, we have only successfully produced Biofene at scale at the plant. In order to produce additional molecules at Brotas, we have been and will be required to perform thorough transition activities, and modify the design of the plant. Any modifications to the production plant could cause complications in the start-up and operations of the plant, which could result in delays or failures in production. We may also need to continue to use contract manufacturing sources more than we expect (e.g., if the modifications to the Brotas plant are not successful or have a negative impact on the plant's operations), which would reduce our anticipated gross margins and may prevent us from accessing certain markets for our products. Further, if our efforts to increase (or complete and commence, as the case may be) production at these facilities are not successful, other mill owners in Brazil or elsewhere may decide not to work with us to develop additional production facilities, demand more favorable terms or delay their commitment to invest capital in our production.

Our reliance on the large-scale production plant in Brotas, Brazil subjects us to execution and economic risks.

Our decision to focus our efforts for production capacity on the manufacturing facility in Brotas, Brazil means that we will have limited manufacturing sources for our products in 2014 and beyond. Accordingly, any failure to establish operations at that plant could have a significant negative impact on our business, including our ability to achieve commercial viability for our products. With the facility in Brotas, Brazil, we are, for the first time, operating a commercial fermentation and separation facility ourselves. We may face unexpected difficulties associated with the operation of the plant. For example, we have in the past, at certain contract manufacturing facilities and at the Brotas facility, encountered delays and difficulties in ramping up production based on contamination in the production process, problems with plant utilities, lack of automation and related human error, issues arising from process modifications to reduce costs and adjust product specifications or transition to producing new molecules, and other similar challenges. We cannot be certain that we will be able to remedy all of such challenges quickly or effectively enough to achieve commercially viable near-term production costs and volumes.

To the extent we secure collaboration arrangements with new or existing partners, we may be required to make significant capital investments at our existing or new facilities in order to produce molecules or other products for such collaborations. Any failure or difficulties in establishing, building up or retooling our operations for these new collaboration arrangements could have a significant negative impact on our business, including our ability to achieve commercial viability for our products, lead to the inability to meet our contractual obligations and could cause us to allocate capital, personnel and other resources from our organization which could adversely affect our business and reputation.

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

We have various agreements with Sao Martinho S.A. (or SMSA) that contemplate construction of another large-scale manufacturing facility as a joint venture in Brazil. Under these agreements, we are responsible for designing and managing the construction project, and are responsible for the initial construction costs. We projected the construction costs of the project to be approximately $100.0 million. While we completed a significant portion of the construction of the plant before 2012, we delayed further construction and commissioning of the plant while we constructed and commissioned our production plant in Brotas, Brazil and we expect to continue to defer the project for SMA Indústria Química (or “SMA”), a joint venture with SMSA, for the near term based on economic considerations and to allow us to focus on operations at our production plant in Brotas, Brazil. We entered into an amendment to the joint venture agreement with SMSA in February 2014 which updated and documented certain preexisting business plan requirements related to the start-up of construction at the plant and set forth, among other things, (i) the extension of the deadline for the commencement of operations at the joint venture operated plant to no later than 18 months following the construction of the plant, which is required to occur no later than March 31, 2017, and (ii) the extension of an option held by SMSA to build a second large-scale farnesene production facility to no later than December 31, 2018 with the commencement of operations at such second facility to occur no later than April 1, 2019. While SMSA was obligated to contribute up to approximately R$61.8 million (approximately US$28.1 million based on the exchange rate as of June 30, 2014) to the construction of the original plant, such contributions depended on, among other things, successful commencement of operations at the plant. Notwithstanding the February 2014 amendment to the joint venture agreement, based on our shifting manufacturing priorities and uncertainty regarding financing availability, we cannot currently predict exactly when or if our facility at SMSA will be completed or commence commercial operations, which means that SMSA's anticipated contribution will continue to be delayed and may never occur. SMSA holds rights with respect to the termination and acquisition of our interests in SMA. For instance, if our Brazilian subsidiary, Amyris Brasil becomes controlled, directly or indirectly, by a competitor of SMSA, then SMSA has the right to acquire our interest in the joint venture and if SMSA becomes controlled, directly or indirectly, by a competitor of ours, then we have the right to sell our interest in the joint venture to SMSA. In either case, the purchase price is to be determined in accordance with the joint venture agreements, as amended, and we would continue to have the obligation to acquire products produced by the joint venture for the remainder of the term of the supply agreement then in effect even though we might no longer be involved in the joint venture's management.

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

As we have focused on building and commissioning our own plant and improving our production economics, we have reduced our use of contract manufacturing and have terminated relationships with some of our contract manufacturing partners. The failure to have multiple available supply options for farnesene or other target molecules could create a risk for us if a single source or a limited number of sources of manufacturing runs into operational issues. In addition, if we are unable to secure the services of contract manufacturers when and as needed, we may lose customer opportunities and the growth of our business may be impaired. We cannot be sure that contract manufacturers will be available when we need their services, that they will be willing to dedicate a portion of their capacity to our projects, or that we will be able to reach acceptable price and other terms with them for the provision of their production services. If we shift priorities and adjust anticipated production levels (or cease production altogether) at contract manufacturing facilities, such adjustments or cessations could also result in disputes or otherwise harm our business relationships with contract manufacturers. In addition, reducing or stopping production at one facility while increasing or starting up production at another facility generally results in significant losses of production efficiency, which can persist for significant periods of time. Also, in order for production to commence under our contract manufacturing arrangements, we generally must provide equipment, and we cannot be assured that such equipment can be ordered or installed on a timely basis, at acceptable costs, or at all. Further, in order to establish new manufacturing facilities, we need to transfer our yeast strains and production processes from lab to commercial plants controlled by third parties, which may pose technical or operational challenges that delay production or increase our costs.

Our use of contract manufacturers exposes us to risks relating to costs, contractual terms and logistics.

While we have commenced commercial production at the Brotas, Brazil plant, we continue to commercially produce, process and manufacture some specialty molecules through the use of contract manufacturers, and we anticipate that we will continue to use contract manufacturers for the foreseeable future for chemical conversion and production of end-products and, to mitigate cost and volume risks at our large-scale production facilities. Establishing and operating contract manufacturing facilities requires us to make significant capital expenditures, which reduces our cash and places such capital at risk. For example, based on an evaluation of our assets associated with contract manufacturing facilities and anticipated levels of use of such facilities, we recorded a loss on purchase commitments and write off of production assets of approximately $0.2 million and $9.4 million for the six months ended June 30, 2014 and for the year ended December 31, 2013, respectively. Also, contract manufacturing agreements may contain terms that commit us to pay for capital expenditures and other costs incurred or expected to be earned by the plant operators and owners, which can result in contractual liability and losses for us even if we terminate a particular contract manufacturing arrangement or decide to reduce or stop production under such an arrangement. For example, in June 2013, we entered into a termination agreement with a contract manufacturer that required us to make payments totaling $8.8 million in 2013, of which $3.6 million was to satisfy outstanding obligations and $5.2 million was in lieu of additional payments otherwise owed.

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

In order to be competitive in the the market our products must have superior qualities or be competitively priced relative to alternatives available in the market. Currently, our costs of production are not low enough to allow us to offer some of our planned products at competitive prices relative to alternatives available in the market. Our production costs depend on many factors that could have a negative effect on our ability to offer our planned products at competitive prices, including, in particular, our ability to establish and maintain sufficient production scale and volume, and feedstock cost. For example, see "We have limited experience producing our products at commercial scale and may not be able to commercialize our products to the extent necessary to sustain and grow our current business," "Our manufacturing operations require sugar feedstock, and the inability to obtain such feedstock in sufficient quantities or in a timely manner, or at reasonable prices, may limit our ability to produce products profitably or at all," and "The price of sugarcane and other feedstocks can be volatile as a result of changes in industry policy and may increase the cost of production of our products."

We face financial risk associated with scaling up production to reduce our production costs. To reduce per-unit production costs, we must increase production to achieve economies of scale and to be able to sell our products with positive margins. However, if we do not sell production output in a timely manner or in sufficient volumes, our investment in production will harm our cash position and generate losses. Additionally, we may incur added costs in storage and we may face issues related to the decrease in quality of our stored products, which could adversely affect the value of such products. Since achieving competitive product prices generally requires increased production volumes and our manufacturing operations and cash flows from sales are in their early stages, we have had to produce and sell products at a loss in the past, and may continue to do so as we build our business. If we are unable to achieve adequate revenues from a combination of product sales and other sources, we may not be able to invest in production and we may not be able to pursue our business plans.

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

The oil companies, large chemical companies and well-established agricultural products companies with whom we compete are much larger than us, have, in many cases, well developed distribution systems and networks for their products, have valuable historical relationships with the potential customers we are seeking to serve and have much more extensive sales and marketing programs in place to promote their products. In order to be successful, we must convince customers that our products are at least as effective as the traditional products they are seeking to replace and we must provide our products on a cost basis that does not greatly exceed these traditional products and other available alternatives. Some of our competitors may use their influence to impede the development and acceptance of renewable products of the type that we are seeking to produce.

We believe that for our chemical products to succeed in the market, we must demonstrate that our products are comparable alternatives to existing products and to any alternative products that are being developed for the same markets based on some combination of product cost, availability, performance, and consumer preference characteristics. With respect to our diesel and other transportation fuels products, we believe that our product must perform as effectively as petroleum-based fuel, or alternative fuels, and be available on a cost basis that does not greatly exceed these traditional products and other available alternatives. In addition, with the wide range of renewable fuels products under development, we must be successful in reaching potential customers and convincing them that ours are effective and reliable alternatives.

Our relationship with our strategic partner, Total, has a substantial impact on our company.

We have a license, development, research and collaboration agreement with Total, under which we may develop, produce and commercialize products with Total. Under this agreement, Total has a right of first negotiation with us with respect to certain exclusive commercialization arrangements that we would propose to enter into with third parties, as well as the right to purchase any of our products on terms not less favorable than those offered to or received by us from third parties in any market where Total or its affiliates have a significant market position. These rights might inhibit potential strategic partners or potential customers from entering into negotiations with us about future business opportunities. Total also has the right to terminate this agreement if we undergo a sale or change of control to certain entities, which could discourage a potential acquirer from making an offer to acquire us.

Under certain other agreements with Total related to their original investment in our capital stock, for as long as Total owns 10% of our voting securities, it has rights to an exclusive negotiation period if our Board of Directors decides to sell our company.

Total also has the right to designate one director to serve on our Board of Directors. Also, in connection with Total’s investments, our certificate of incorporation includes a provision that excludes Total from prohibitions on business combinations between Amyris and an “interested stockholder.” These provisions could have the effect of discouraging potential acquirers from making offers to acquire us, and give Total more access to Amyris than other stockholders if Total decides to pursue an acquisition.

Additionally, in connection with subsequent investments by Total in Amyris, we granted Total, among other investors, a right of first investment if we propose to sell securities in a private placement financing transaction. With these rights, Total and other investors may subscribe for a portion of any new financing and require us to comply with certain notice periods, which could discourage other investors from participating, or cause delays, in our ability to close such a financing. Further, Total and other holders of notes issued in the first and second tranches of the August 2013 Financing (or, the Tranche I Notes and Tranche II Notes, respectively) have a right to cancel certain outstanding Tranche I Notes and Tranche II Notes to exercise pro rata rights under the August 2013 SPA. To the extent Total or other investors exercise these rights, it will reduce the cash proceeds we may realize from the relevant financing. Additionally, under agreements originally signed in July 2012, as subsequently amended, Total previously had the right to cancel up to $30.0 million of certain outstanding convertible promissory notes. Total has since, in financings that closed in December 2012, October 2013, December 2013 and January 2014 used and extinguished approximately $20.3 million of such rights. The remaining approximately $9.7 million of such rights were extinguished by agreement of Amyris and Total in connection with the 144A Offering in May 2014 when we used approximately $9.7 million of the proceeds from the 144A Offering to repay certain senior secured convertible notes held by Total, which amount equaled the amount of Total’s participation in the 144A Offering.

Our joint venture with Total limits our ability to independently develop and commercialize Biofene-based diesel and jet fuels.

In July 2012 and December 2013, we entered into a series of agreements with Total to establish a research and development program and form a joint venture to produce and commercialize Biofene-based diesel and jet fuels. With an exception for our fuels business in Brazil, the collaboration and joint venture establish the exclusive means for us to develop, produce and commercialize fuels from Biofene. We granted the joint venture exclusive licenses under certain of our intellectual property to make and sell joint venture products. We also granted the joint venture, in the event of a buy-out of our interest in the joint venture by Total (which Total is entitled to do under certain circumstances described below) a non-exclusive license to optimize or engineer yeast strains used by us to produce farnesene for the joint venture’s diesel and jet fuels. As a result of these licenses, Amyris generally no longer has an independent right to make or sell Biofene fuels outside of Brazil without the approval of Total. If, for any reason, the joint venture is not fully supported or is not successful and the joint venture does not allow us to pursue Biofene-based fuels independently, this joint venture arrangement could impair our ability to develop and commercialize such fuels, which could have a material adverse effect on our business and long term prospects. For example, these arrangements could adversely affect our ability to enter or expand in these markets on terms that would otherwise be more favorable to us independently or with third parties.

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

Our agreements with Total relating to our fuels collaboration created a convertible debt financing structure for funding the research and development program. The collaboration agreements contemplated approximately $105.0 million in financing for the collaboration, of which Total has funded approximately $94.2 million to date. Pursuant to the March 2014 Letter Agreement between Total and Amyris, we agreed to a reduced conversion price (from $7.0682 to $4.11) for $21.7 million in then unissued convertible promissory notes to be issued under the collaboration. In July 2014, the first issuance of notes with a conversion price of $4.11 occurred when we sold and issued $10.85 million of such notes. Total is expected to fund the remaining $10.85 million by January 2015. Total has a final opportunity to decide whether or not to proceed with the operational fuels joint venture program, with the decision to occur thirty days following the earlier to occur of the completion of the parties' research and development program and December 31, 2016. If, at such time, Total elects not to proceed with the operational fuels joint venture, then licenses to our technology would terminate, and the notes would remain outstanding and become payable at maturity unless otherwise converted in accordance with their terms. If Total chooses to continue the collaboration and makes a final decision to proceed with the operational fuels joint venture, Total is required to buy from Amyris 50% of the preferred shares (all of which are currently held by Amyris) of a related joint venture in exchange for full settlement of principal and interest outstanding under the notes. If Total chooses to continue the collaboration and makes a final decision to proceed with the joint venture only for jet fuel, Total is required to buy from Amyris 50% of the preferred shares of the joint venture in exchange for the settlement of 30% of the principal and interest outstanding under the notes. The remaining notes would continue to be outstanding and payable upon maturity unless otherwise converted in accordance with the terms of the notes.

We cannot be certain that Total will ultimately opt to participate in an operational fuels joint venture. If Total were to decide not to proceed with the operational fuels joint venture, the outstanding notes representing amounts paid by Total to date would remain outstanding and become payable or convertible into our common stock. If Total chooses to demand repayment of amounts funded under the notes following such a decision (or a portion of such notes based on a jet fuel-only decision), we may not be able to satisfy our obligations to repay the notes by the maturity date in March 2017, which could lead to defaults and our insolvency, and Total and other creditors could pursue collections claims against us. If the notes become convertible and Total chooses to convert them, the resulting issuance of common stock would be dilutive to other stockholders.

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

For most product markets we are trying to address, we either have or are seeking collaboration partners to fund the research and development, commercialization and production efforts required for the target products. Typically we provide limited exclusive rights and revenue sharing with respect to the production and sale of particular types of products in specific markets in exchange for such up-front funding. These exclusivity, revenue-sharing and other similar terms limit our ability to commercialize our products and technology, and may impact the size of our business or our profitability in ways that we do not currently envision. In addition, revenues from these types of relationships are a key part of our cash plan for 2014 and beyond. If we fail to collect expected collaboration revenues, or to identify and add sufficient additional collaborations to fund our planned operations, we may be unable to fund our operations or pursue development and commercialization of our planned products. To achieve our collaboration revenue targets from year to year, we may be forced to enter into agreements that contain less favorable terms. As part of our current and future collaboration arrangements, we may be required to make significant capital investments at our existing or new facilities in order to produce molecules or other products for such collaborations. Any failure or difficulties in establishing, building up or retooling our operations for these collaboration arrangements could have a significant negative impact on our business, including our ability to achieve commercial viability for our products, lead to the inability to meet our contractual obligations and could cause us to allocate capital, personnel and other resources from our organization which could adversely affect our business and reputation.

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

For the foreseeable future, we will be subject to risks associated with the concentration of essential product sourcing and operations in Brazil. The Brazilian government has changed in the past, and may change in the future, monetary, taxation, credit, tariff, labor and other policies to influence the course of Brazil's economy. For example, the government's actions to control inflation have at times involved setting wage and price controls, adjusting interest rates, imposing taxes and exchange controls and limiting imports into Brazil. We have no control over, and cannot predict, what policies or actions the Brazilian government may take in the future. Our business, financial performance and prospects may be adversely affected by, among others, the following factors:

•	delays or failures in securing licenses, permits or other governmental approvals necessary to build and operate facilities and use our yeast strains to produce products;

•	rapid consolidation in the sugar and ethanol industries in Brazil, which could result in a decrease in competition;

•	political, economic, diplomatic or social instability in or affecting Brazil;

•	changing interest rates;

•	tax burden and policies;

•	effects of changes in currency exchange rates;

•	exchange controls and restrictions on remittances abroad;

•	inflation;

•	land reform or nationalization movements;

•	changes in labor related policies;

•	export or import restrictions that limit our ability to move our products out of Brazil or interfere with the import of essential materials into Brazil;

•	changes in, or interpretations of foreign regulations that may adversely affect our ability to sell our products or repatriate profits to the United States;

•	tariffs, trade protection measures and other regulatory requirements;

•	successful compliance with United States and foreign laws that regulate the conduct of business abroad;

•	an inability, or reduced ability, to protect our intellectual property in Brazil including any effect of compulsory licensing imposed by government action; and

•	difficulties and costs of staffing and managing foreign operations.

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

Our renewable chemical products may be subject to government regulation in our target markets. In the United States, the EPA administers the Toxic Substances Control Act (or TSCA), which regulates the commercial registration, distribution, and use of many chemicals. Before an entity can manufacture or distribute significant volumes of a chemical, it needs to determine whether that chemical is listed in the TSCA inventory. If the substance is listed, then manufacture or distribution can commence immediately. If not, then in most cases a “Chemical Abstracts Service” number registration and pre-manufacture notice must be filed with the EPA, which has up to 180 days to review the filing. Some of the products we produce or plan to produce, such as farnesene (i.e., Biofene), farnesane (in diesel and new jet fuel applications) and squalane, are already in the TSCA inventory. We may not be able to expediently receive approval from the EPA to list future molecules we would like to make on the TSCA registry, resulting in delays or significant increases in testing requirements. A similar program exists in the European Union, called REACH. Under this program, we need to register our new products with the European Commission, and this process could cause delays or significant costs. To the extent that other geographies, such as Brazil, may rely on TSCA or REACH (or similar laws and programs) for chemical registration in their geographies, delays with the United States or European authorities may subsequently delay entry into these markets as well. In addition, some of our Biofene-derived products are sold for the cosmetics market, and some countries may impose additional regulatory requirements or permits for such uses, which could impair, delay or prevent sales of our products in those markets.

Our diesel and jet fuel is subject to regulation by various government agencies, including the EPA, and the California Air Resources Board (or CARB) in the United States and Agência Nacional do Petróleo, Gas Natural e Biocombustíveis (or ANP), in Brazil. To date, we have obtained registration with the EPA for the use of our diesel fuel in the United States at a 35% blend rate with petroleum diesel. In addition, ANP has authorized the use our diesel fuel at blend rates of 10% and 30% for specific transportation fleets. In Europe, we obtained REACH registration for importing/manufacturing up to 1,000 metric tons of our diesel fuel per year and are pursuing data validation for greater volumes. Registration with each of these bodies is required for the sale and use of our fuels within their respective jurisdictions. Jet fuel (aviation turbine fuel) validation and specifications are subject to the ASTM International industry consensus process and the Brazilian ANP national adoption process. While our jet fuel has been validated and supported by an applicable ASTM aviation turbine fuel standard, the ANP approval remains pending. Any failure to achieve required validation and certifications for our jet fuel could impair or delay our plans to introduce a jet fuel product in 2014, which would have a material adverse impact on our renewable product revenues for the year. In addition, for us to achieve full access to the United States fuels market for our fuel products, we will need to obtain EPA and CARB (and potentially other state agencies) certifications for our feedstock pathway and production facilities, including certification of a feedstock lifecycle analysis relating to greenhouse gas emissions. Any delay in obtaining these additional certifications could impair our ability to sell our renewable fuels to refiners, importers, blenders and other parties that produce transportation fuels as they comply with federal and state requirements to include certified renewable fuels in their products.

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

A decline in the price of petroleum and petroleum-based products may reduce demand for some of our renewable products and may otherwise adversely affect our business.

We anticipate that many of our renewable products, and in particular our fuels, will be marketed as alternatives to corresponding petroleum-based products. If the price of oil falls, we may be unable to produce products that are cost-effective alternatives to petroleum-based products. Declining oil prices, or the perception of a future decline in oil prices, may adversely affect the prices we can obtain from our potential customers or prevent potential customers from entering into agreements with us to buy our products. During sustained periods of lower oil prices we may be unable to sell some of our products, which could materially and adversely affect our operating results.

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

•
disruptions in the production process at any manufacturing facility, including disruptions due to seasonal or unexpected downtime at our facilities as a result of feedstock availability, contamination, safety or other issues or other technical difficulties or the scheduled downtime at our facilities as a result of transitioning our equipment to the production of different molecules;

•	losses associated with producing our products as we ramp to commercial production levels;

•	failure to recover value added tax (or VAT) that we currently reflect as recoverable in our financial statements (e.g., due to failure to meet conditions for reimbursement of VAT under local law);

•	the timing, size and mix of sales to customers for our products;

•	increases in price or decreases in availability of feedstock;

•	the unavailability of contract manufacturing capacity altogether or at reasonable cost;

•	exit costs associated with terminating contract manufacturing relationships;

•	fluctuations in foreign currency exchange rates;

•	gains or losses associated with our hedging activities;

•	change in the fair value of derivative instruments;

•	fluctuations in the price of and demand for sugar, ethanol, and petroleum-based and other products for which our products are alternatives;

•	seasonal variability in production and sales of our products;

•	competitive pricing pressures, including decreases in average selling prices of our products;

•	unanticipated expenses associated with changes in governmental regulations and environmental, health, labor and safety requirements;

•	reductions or changes to existing fuel and chemical regulations and policies;

•	departure of executives or other key management employees resulting in transition and severance costs;

•	our ability to use our net operating loss carryforwards to offset future taxable income;

•	business interruptions such as earthquakes, tsunamis and other natural disasters;

•	our ability to integrate businesses that we may acquire;

•	our ability to successfully collaborate with business venture partners;

•	risks associated with the international aspects of our business; and

•	changes in general economic, industry and market conditions, both domestically and in our foreign markets.

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

Our business involves complex, global operations across a variety of markets and requires a management team and employee workforce that is knowledgeable in the many areas in which we operate. As we continue to build our business, we will need to hire and retain qualified research and development, management and other personnel to succeed. The process of hiring, training and successfully integrating qualified personnel into our operations, in the United States, Brazil and other countries we may seek to operate in, is a lengthy and expensive one. The market for qualified personnel is very competitive because of the limited number of people available with the necessary technical skills and understanding of our technology and anticipated products, particularly in Brazil. Our failure to hire and retain qualified personnel could impair our ability to meet our research and development and business objectives and adversely affect our results of operations and financial condition.

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

We have experienced, and expect to continue to experience, expansion of our business as we continue to make efforts to develop and bring our products to market. We have grown from 18 employees at the end of 2005 to 391 at June 30, 2014. Our growth and diversified operations have placed, and may continue to place, significant demands on our management and our operational and financial infrastructure. In particular, continued growth could strain our ability to:

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

Our commercial success will depend substantially on our ability to obtain patents and maintain adequate legal protection for our technologies and product candidates in the United States and other countries. As of June 30, 2014, we had 272 issued United States and foreign patents and 330 pending United States and foreign patent applications that were owned by or licensed to us. We will be able to protect our proprietary rights from unauthorized use by third parties only to the extent that our proprietary technologies and future products are covered by valid and enforceable patents or are effectively maintained as trade secrets.

We apply for patents covering both our technologies and product candidates, as we deem appropriate. However, we may fail to apply for patents on important technologies or product candidates in a timely fashion, or at all. Our existing and future patents may not be sufficiently broad to prevent others from practicing our technologies or from developing competing products or technologies. In addition, the patent positions of companies like ours are highly uncertain and involve complex legal and factual questions for which important legal principles remain unresolved. No consistent policy regarding the breadth of patent claims has emerged to date in the United States and the landscape is expected to become even more uncertain in view of recent rule changes by the United States patent office (or, USPTO). The patent situation outside of the United States is even less predictable. As a result, the validity and enforceability of patents cannot be predicted with certainty. Moreover, we cannot be certain whether:

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

We do not know whether any of our patent applications or those patent applications that we license will result in the issuance of any patents. Even if patents are issued, they may not be sufficient to protect our technology or product candidates. The patents we own or license and those that may be issued in the future may be challenged, invalidated, rendered unenforceable, or circumvented, and the rights granted under any issued patents may not provide us with proprietary protection or competitive advantages. Moreover, third parties could practice our inventions in territories where we do not have patent protection or in territories where they could obtain a compulsory license to our technology where patented. Such third parties may then try to import products made using our inventions into the United States or other territories. Additional uncertainty may result from legal precedent by the United States Federal Circuit and Supreme Court as they determine legal issues concerning the scope and construction of patent claims and inconsistent interpretation of patent laws by the lower courts. Accordingly, we cannot ensure that any of our pending patent applications will result in issued patents, or even if issued, predict the breadth, validity and enforceability of the claims upheld in our and other companies' patents.

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

We do not have exclusive rights to intellectual property we developed under U.S. federally funded research grants and contracts, including with DARPA and we could ultimately share or lose the rights we do have under certain circumstances.

Some of our intellectual property rights have been or may be developed in the course of research funded by the U.S. government, including under our agreements with DARPA. As a result, the U.S. government may have certain rights to intellectual property embodied in our current or future products pursuant to the Bayh-Dole Act of 1980. Government rights in certain inventions developed under a government-funded program include a non-exclusive, non-transferable, irrevocable worldwide license to use inventions for any governmental purpose. In addition, the U.S. government has the right to require us to grant exclusive licenses to any of these inventions to a third party if they determine that: (i) adequate steps have not been taken to commercialize the invention; (ii) government action is necessary to meet public health or safety needs; or (iii) government action is necessary to meet requirements for public use under federal regulations. The U.S. government also has the right to take title to these inventions if we fail to disclose the invention to the government and fail to file an application to register the intellectual property within specified time limits. In addition, the U.S. government may acquire title in any country in which a patent application is not filed within specified time limits. If any of our intellectual property becomes subject to any of the rights or remedies available to the U.S. government or third parties pursuant to the Bayh-Dole Act of 1980, this could impair the value of our intellectual property and could adversely affect our business.

Our products subject us to product-safety risks, and we may be sued for product liability.

The design, development, production and sale of our products involve an inherent risk of product liability claims and the associated adverse publicity. Our potential products could be used by a wide variety of consumers with varying levels of sophistication. Although safety is a priority for us, we are not always in control of the final uses and formulations of the products we supply or their use as ingredients. Our products could have detrimental impacts or adverse impacts we cannot anticipate. Despite our efforts, negative publicity about Amyris, including product safety or similar concerns, whether real or perceived, could occur, and our products could face withdrawal, recall or other quality issues. In addition, we may be named directly in product liability suits relating to our products, even for defects resulting from errors of our commercial partners, contract manufacturers, chemical finishers or customers or end users of our products. These claims could be brought by various parties, including customers who are purchasing products directly from us or other users who purchase products from our customers. We could also be named as co-parties in product liability suits that are brought against the contract manufacturers or Brazilian sugar and ethanol mills with whom we partner to produce our products. Insurance coverage is expensive, may be difficult to obtain and may not be available in the future on acceptable terms. We cannot be certain that our contract manufacturers or the sugar and ethanol producers who partner with us to produce our products will have adequate insurance coverage to cover against potential claims. Any insurance we do maintain may not provide adequate coverage against potential losses, and if claims or losses exceed our liability insurance coverage, our business would be adversely impacted. In addition, insurance coverage may become more expensive, which would harm our results of operations.

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

We apply the applicable accounting principles set forth in the United States Financial Accounting Standards Board's Accounting Standards Codification to our intangible assets (including goodwill), which prohibits the amortization of intangible assets with indefinite useful lives and requires that these assets be reviewed for impairment at least annually. There are several methods that can be used to determine the estimated fair value of the in-process research and development acquired in a business combination. We have used the “income method,” which applies a probability weighting that considers the risk of development and commercialization, to the estimated future net cash flows that are derived from projected sales revenues and estimated costs. These projections are based on factors such as relevant market size, pricing of similar products, and expected industry trends. The estimated future net cash flows are then discounted to the present value using an appropriate discount rate. These assets are treated as indefinite-lived intangible assets until completion or abandonment of the projects, at which time the assets will be amortized over the remaining useful life or written off, as appropriate. If the carrying amount of the assets is greater than the measures of fair value, impairment is considered to have occurred and a write-down of the asset is recorded. Any finding that the value of our intangible assets has been impaired would require us to write-down the impaired portion, which could reduce the value of our assets and reduce our net income for the year in which the related impairment charges occur. As of June 30, 2014, we had a net carrying value of approximately $9.1 million in in-process research and development and goodwill associated with our acquisition of Draths Corporation.

Our ability to use our net operating loss carryforwards to offset future taxable income may be subject to certain limitations.

In general, under Section 382 of the Internal Revenue Code (or the Code), a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change net operating loss carryforwards (or NOLs), to offset future taxable income. If the Internal Revenue Service challenges our analysis that our existing NOLs are not subject to limitations arising from previous ownership changes, or if we undergo an ownership change, our ability to utilize NOLs could be limited by Section 382 of the Code. Future changes in our stock ownership, some of which are outside of our control, could result in an ownership change under Section 382 of the Code. Furthermore, our ability to utilize NOLs of companies that we may acquire in the future may be subject to limitations. For these reasons, we may not be able to utilize a material portion of the NOLs carryforward as of June 30, 2014, even if we attain profitability.

Loss of, or inability to secure government contract revenues could impair our business.

We have contracts with various governmental agencies, including the United States Department of Energy (or the DOE) and The Defense Advanced Research Projects Agency (or DARPA). Generally, these agreements, as they may be amended or modified from time to time, have fixed terms and may be terminated, modified or be subject to recovery of payments by the government agency under certain conditions (such as failure to comply with detailed reporting and governance processes or failure to achieve milestones). Under these agreements, we are also subject to audits, which can result in corrective action plans and penalties up to and including termination. If these governmental agencies terminate these agreements with us, it could reduce our revenues which could harm our business. Additionally, we anticipate securing additional government contracts as part of our business plan for 2014 and beyond. If we are unable to secure such government contracts, it could harm our business.

Our headquarters and other facilities are located in an active earthquake zone, and an earthquake or other types of natural disasters affecting us or our suppliers could cause resource shortages and disrupt and harm our results of operations.

We conduct our primary research and development operations in the San Francisco Bay Area in an active earthquake and tsunami zone, and certain of our suppliers conduct their operations in the same region or in other locations that are susceptible to natural disasters. In addition, California and some of the locations where certain of our suppliers are located have experienced shortages of water, electric power and natural gas from time to time. The occurrence of a natural disaster, such as an earthquake, drought or flood, or localized extended outages of critical utilities or transportation systems, or any critical resource shortages, affecting us or our suppliers could cause a significant interruption in our business, damage or destroy our facilities, production equipment or inventory or those of our suppliers and cause us to incur significant costs or result in limitations on the availability of our raw materials, any of which could harm our business, financial condition and results of operations. The insurance we maintain against fires, earthquakes and other natural disasters may not be adequate to cover our losses in any particular case.

Risks Related to Ownership of Our Common Stock

Our stock price may be volatile.

The market price of our common stock has been, and we expect it to continue to be, subject to significant volatility, and it has declined significantly from our initial public offering price. As of June 30, 2014, the reported closing price for our common stock on the NASDAQ Global Select Market was $3.73 per share. Market prices for securities of early stage companies have historically been particularly volatile. Such fluctuations could be in response to, among other things, the factors described in this “Risk Factors” section or elsewhere in this report, or other factors, some of which are beyond our control, such as:

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

In the past, many companies that have experienced volatility and sustained declines in the market price of their stock have become subject to securities class action and derivative action litigation. We were involved in two such lawsuits, which have recently been dismissed, as described in more detail above in "Part II, Item 1 of this Quarterly Report on Form 10-Q, "Legal Proceedings", and we may be the target of similar litigation in the future. Securities litigation against us could result in substantial costs and divert our management's attention from other business concerns, which could seriously harm our business.

The concentration of our capital stock ownership with insiders will limit the ability to influence corporate matters.

As of July 31, 2014 :

•	our executive officers and directors and their affiliates (including Total) together held approximately 39.5% of our outstanding common stock;

•	Total held approximately 20.5% of our outstanding common stock; and

•
the two largest holders of outstanding common stock after Total (Temasek and Biolding Investment SA (or Biolding), each of whom has a designee on our Board of Directors) together held approximately 25.9% of our outstanding common stock.

Furthermore, certain of our largest stockholders, including Total and Temasek, hold convertible promissory notes that under certain circumstances could be converted into common stock, thereby significantly increasing such holders' ownership concentration.

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

Conversion of our outstanding convertible promissory notes will dilute the ownership interest of existing stockholders or may otherwise depress the market price of our common stock.

The conversion of some or all of our outstanding convertible promissory notes will dilute the ownership interests of existing stockholders. Any sales in the public market of the shares of our common stock issuable upon such conversion could adversely affect prevailing market prices of our common stock. In addition, the existence of our outstanding convertible promissory notes, particularly the 144A Notes, may encourage short selling by market participants because the anticipated conversion of such notes into shares of our common stock could depress the market price of our common stock.

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
file number of that form, the date of the filing, and the number of the exhibit referenced in that filing.

Exhibit		Previously Filed				Filed
No.	Description	Form	File No.	Filing Date	Exhibit	Herewith
3.01	Restated Certificate of Incorporation	10-Q	001-34885	November 10, 2010	3.01
3.02	Certificate of Amendment to Restated Certificate of Incorporation dated May 12, 2014					X
3.03	Restated Bylaws	10-Q	001-34885	November 10, 2010	3.02
4.01[a]	Amended and Restated Letter Agreement re: Certain Registration Rights dated May 8, 2014 between registrant and the purchasers listed therein					X
4.02	6.5% Convertible Senior Note due 2019 dated May 29, 2014 issued by registrant to Morgan Stanley & Co. LLC					X
4.03[c]	6.5% Convertible Senior Note due 2019 dated May 29, 2014 issued by registrant to Maxwell (Mauritius) Pte Ltd.					X
4.04[a]	1.5% Unsecured Convertible Note dated May 29, 2014 issued by Registrant to Total Energies Nouvelles Activités USA					X
4.05	Indenture dated May 29, 2014 between registrant and Wells Fargo Bank, National Association, as Trustee.	8-K	001-34885	May 29, 2014	4.1
4.06	First Amendment to Loan and Security Agreement dated June 12, 2014 between registrant and Hercules Technology Growth Capital, Inc.					X
10.01[a]	Modification No. 10 dated April 11, 2014 to Technology Investment Agreement between registrant and The Defense Advanced Research Project Agency (DARPA)					X
10.02[a]	Modification No. 11 dated May 2, 2014 to Technology Investment Agreement between registrant and The Defense Advanced Research Project Agency (DARPA)					X
10.03[a]	Pilot Plant Sublease dated April 4, 2014 between registrant and Total New Energies USA, Inc.					X
10.04a	Pilot Plant Services Agreement dated April 4, 2014 between registrant and Total New Energies USA, Inc.					X
10.05bde	Consulting Agreement dated December 6, 2013, between registrant and Steven R. Mills					X
31.01	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(c) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.02	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(c) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.01[f]	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.02[f]	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101[g]
The following materials from Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Operations; (ii) the Consolidated Balance Sheets; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Convertible Preferred Stock, Redeemable Noncontrolling Interest and Equity (Deficit); (v) the Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements
X

a	Portions of this exhibit have been omitted pending a determination by the Securities and Exchange Commission as to whether these portions should be granted confidential treatment.
b	Portions of this exhibit, which have been granted confidential treatment by the Securities and Exchange Commission, have been omitted.
c
Registrant issued substantially identical 6.5% Senior Convertible Notes due 2019 (the “6.5% Notes”) to Maxwell (Mauritius) Pte Ltd. (“Temasek”), Total Gas & Power USA, SAS, and Foris Ventures, LLC on May 29, 2014. Registrant has filed the 6.5% Note issued to Temasek, and has included, with Exhibit 4.03, a schedule (Schedule A to Exhibit 4.03) identifying each of the 6.5% Notes and setting forth the material details in which the other 6.5% Notes differ from the filed 6.5% Note (i.e., the note number, the purchasers, and the amounts of the 6.5% Notes).

d	Indicates management contract or compensatory plan or arrangement.
e
Registrant previously filed Exhibit 10.05 in its Annual Report on Form 10-K for the Fiscal Year ending December 31, 2013 as Exhibit 10.66 thereto. Registrant has refiled such exhibit as Exhibit 10.05 to this Quarterly Report on Form 10-Q to correct an improperly routed hyperlink that previously was directed to the wrong exhibit on EDGAR.

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

Dated: August 8, 2014	AMYRIS, INC.

/s/ JOHN G. MELO
John G. Melo
President and Chief Executive Officer
(Principal Executive Officer)

Dated: August 8, 2014

/s/ PAULO DINIZ
Paulo Diniz
Interim Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit		Previously Filed				Filed
No.	Description	Form	File No.	Filing Date	Exhibit	Herewith
3.01	Restated Certificate of Incorporation	10-Q	001-34885	November 10, 2010	3.01
3.02	Certificate of Amendment to Restated Certificate of Incorporation dated May 12, 2014					X
3.03	Restated Bylaws	10-Q	001-34885	November 10, 2010	3.02
4.01[a]	Amended and Restated Letter Agreement re: Certain Registration Rights dated May 8, 2014 between registrant and the purchasers listed therein					X
4.02	6.5% Convertible Senior Note due 2019 dated May 29, 2014 issued by registrant to Morgan Stanley & Co. LLC					X
4.03[c]	6.5% Convertible Senior Note due 2019 dated May 29, 2014 issued by registrant to Maxwell (Mauritius) Pte Ltd.					X
4.04[a]	1.5% Unsecured Convertible Note dated May 29, 2014 issued by Registrant to Total Energies Nouvelles Activités USA					X
4.05	Indenture dated May 29, 2014 between registrant and Wells Fargo Bank, National Association, as Trustee.	8-K	001-34885	May 29, 2014	4.1
4.06	First Amendment to Loan and Security Agreement dated June 12, 2014 between registrant and Hercules Technology Growth Capital, Inc.					X
10.01[a]	Modification No. 10 dated April 11, 2014 to Technology Investment Agreement between registrant and The Defense Advanced Research Project Agency (DARPA)					X
10.02[a]	Modification No. 11 dated May 2, 2014 to Technology Investment Agreement between registrant and The Defense Advanced Research Project Agency (DARPA)					X
10.03[a]	Pilot Plant Sublease dated April 4, 2014 between registrant and Total New Energies USA, Inc.					X
10.04[a]	Pilot Plant Services Agreement dated April 4, 2014 between registrant and Total New Energies USA, Inc.					X
10.05bde	Consulting Agreement dated December 6, 2013, between registrant and Steven R. Mills					X
31.01	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(c) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.02	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(c) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.01[f]	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.02[f]	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101[g]
The following materials from Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Operations; (ii) the Consolidated Balance Sheets; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Convertible Preferred Stock, Redeemable Noncontrolling Interest and Equity (Deficit); (v) the Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements
X

a	Portions of this exhibit have been omitted pending a determination by the Securities and Exchange Commission as to whether these portions should be granted confidential treatment.
b	Portions of this exhibit, which have been granted confidential treatment by the Securities and Exchange Commission, have been omitted.
c
Registrant issued substantially identical 6.5% Senior Convertible Notes due 2019 (the “6.5% Notes”) to Maxwell (Mauritius) Pte Ltd. (“Temasek”), Total Gas & Power USA, SAS, and Foris Ventures, LLC on May 29, 2014. Registrant has filed the 6.5% Note issued to Temasek, and has included, with Exhibit 4.03, a schedule (Schedule A to Exhibit 4.03) identifying each of the 6.5% Notes and setting forth the material details in which the other 6.5% Notes differ from the filed 6.5% Note (i.e., the note number, the purchasers, and the amounts of the 6.5% Notes).

d	Indicates management contract or compensatory plan or arrangement.
e
Registrant previously filed Exhibit 10.05 in its Annual Report on Form 10-K for the Fiscal Year ending December 31, 2013 as Exhibit 10.66 thereto. Registrant has refiled such exhibit as Exhibit 10.05 to this Quarterly Report on Form 10-Q to correct an improperly routed hyperlink that previously was directed to the wrong exhibit on EDGAR.

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