Form 10-Q
period 2014-09-30
AMYRIS, INC.
filed 2014-11-07
CIK 1365916

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014
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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2014
Common Stock, $0.0001 par value per share	79,075,834

AMYRIS, INC.
QUARTERLY REPORT ON FORM 10-Q
For the Quarterly Period Ended September 30, 2014

PART I
ITEM 1. FINANCIAL STATEMENTS
Amyris, Inc.
Condensed Consolidated Balance Sheets
(In Thousands, Except Share and Per Share Amounts)
(Unaudited)

	September 30, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$67,217	$6,868
Short-term investments	1,386	1,428
Accounts receivable, net of allowance of $479 and $479, respectively	10,707	7,734
Related party accounts receivable	384	484
Inventories, net	16,666	10,888
Prepaid expenses and other current assets	6,566	9,518
Total current assets	102,926	36,920
Property, plant and equipment, net	128,106	140,591
Restricted cash	1,659	1,648
Loan receivable from affiliate	1,214	—
Other assets	15,622	10,585
Goodwill and intangible assets	9,120	9,120
Total assets	$258,647	$198,864
Liabilities and Deficit
Current liabilities:
Accounts payable	$5,829	$6,512
Deferred revenue	9,366	2,222
Accrued and other current liabilities	14,424	21,221
Capital lease obligation, current portion	634	956
Debt, current portion	13,302	6,391
Total current liabilities	43,555	37,302
Capital lease obligation, net of current portion	224	287
Long-term debt, net of current portion	105,411	56,172
Related party debt	110,774	89,499
Deferred rent, net of current portion	10,237	10,191
Deferred revenue, net of current portion	3,794	5,000
Derivative liabilities	156,064	134,717
Other liabilities	9,232	1,544
Total liabilities	439,291	334,712
Commitments and contingencies (Note 6)
Stockholders’ deficit:
Preferred stock - $0.0001 par value, 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock - $0.0001 par value, 300,000,000 and 200,000,000 shares authorized as of September 30, 2014 and December 31, 2013; 79,035,135 and 76,662,812 shares issued and outstanding as of September 30, 2014 and December 31, 2013, respectively	8	8
Additional paid-in capital	721,036	706,253
Accumulated other comprehensive loss	(23,877)	(20,087)
Accumulated deficit	(877,173)	(821,438)
Total Amyris, Inc. stockholders’ deficit	(180,006)	(135,264)
Noncontrolling interest	(638)	(584)
Total stockholders' deficit	(180,644)	(135,848)
Total liabilities and stockholders' deficit	$258,647	$198,864

See the accompanying notes to the unaudited condensed consolidated financial statements.

Amyris, Inc.
Condensed Consolidated Statements of Operations
(In Thousands, Except Share and Per Share Amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues
Renewable product sales	$11,112	$3,138	$18,333	$10,130
Related party renewable product sales	368	1,006	402	1,182
Total product sales	11,480	4,144	18,735	11,312
Grants and collaborations revenue	4,861	2,860	12,954	11,763
Related party grants and collaborations revenue	—	—	—	2,647
Total grants and collaborations revenue	4,861	2,860	12,954	14,410
Total revenues	16,341	7,004	31,689	25,722
Cost and operating expenses
Cost of products sold	10,146	8,328	23,893	26,141
Loss on purchase commitments and write-off of production assets	193	—	352	8,423
Research and development	12,940	13,370	38,101	43,116
Sales, general and administrative	14,356	13,057	41,726	42,602
Total cost and operating expenses	37,635	34,755	104,072	120,282
Loss from operations	(21,294)	(27,751)	(72,383)	(94,560)
Other income (expense):
Interest income	100	21	304	114
Interest expense	(8,620)	(2,110)	(20,172)	(5,230)
Gain (loss) from change in fair value of derivative instruments	(6,000)	4,596	48,148	5,381
Loss from extinguishment of debt	—	—	(10,512)	—
Loss from investment in affiliate	(778)	—	(988)	—
Other income (expense), net	54	(419)	147	(2,115)
Total other income (expense)	(15,244)	2,088	16,927	(1,850)
Loss before income taxes	(36,538)	(25,663)	(55,456)	(96,410)
Benefit (provision) for income taxes	(134)	1,435	(370)	953
Net loss	(36,672)	(24,228)	(55,826)	(95,457)
Net income (loss) attributable to noncontrolling interest	31	29	91	(232)
Net loss attributable to Amyris, Inc. common stockholders	$(36,641)	$(24,199)	$(55,735)	$(95,689)
Net income (loss) per share attributable to common stockholders:
Basic	$(0.46)	$(0.32)	$(0.71)	$(1.27)
Diluted	$(0.46)	$(0.32)	$(0.94)	$(1.27)
Weighted-average shares of common stock outstanding used in computing net loss per share of common stock:
Basic	78,980,402	76,205,853	78,146,365	75,167,877
Diluted	78,980,402	76,205,853	111,114,801	75,167,877

See the accompanying notes to the unaudited condensed consolidated financial statements.

Amyris, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(In Thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Comprehensive income (loss):
Net loss	$(36,672)	$(24,228)	$(55,826)	$(95,457)
Foreign currency translation adjustment, net of tax	(8,164)	(66)	(3,753)	(4,099)
Total comprehensive loss	(44,836)	(24,294)	(59,579)	(99,556)
Income (loss) attributable to noncontrolling interest	31	29	91	(232)
Foreign currency translation adjustment attributable to noncontrolling interest	(79)	(3)	(37)	(55)
Comprehensive loss attributable to Amyris, Inc.	$(44,884)	$(24,268)	$(59,525)	$(99,843)

See the accompanying notes to the unaudited condensed consolidated financial statements.

Amyris, Inc.
Condensed Consolidated Statements of Stockholders' Deficit
(In Thousands, Except Share Amounts)
(Unaudited)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total Deficit
December 31, 2013	76,662,812	$8	$706,253	$(821,438)	$(20,087)	$(584)	$(135,848)
Issuance of common stock upon exercise of stock options	638,054	—	1,804	—	—	—	1,804
Shares issued under restricted stock unit settlement	790,873	—	(1,790)	—	—	—	(1,790)
Issuance of common stock in a private placement	943,396	—	4,000	—	—	—	4,000
Stock-based compensation	—	—	10,769	—	—	—	10,769
Foreign currency translation adjustment, net of tax	—	—	—	—	(3,790)	37	(3,753)
Net loss	—	—	—	(55,735)	—	(91)	(55,826)
September 30, 2014	79,035,135	$8	$721,036	$(877,173)	$(23,877)	$(638)	$(180,644)
See the accompanying notes to the unaudited condensed consolidated financial statements.

Amyris, Inc.
Condensed Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	Nine Months Ended September 30,
	2014	2013
Operating activities
Net loss	$(55,826)	$(95,457)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	11,334	12,259
Loss on disposal of property, plant and equipment	911	81
Stock-based compensation	10,769	13,611
Amortization of debt discount	6,794	2,135
Loss on extinguishment of debt	10,512	—
Loss on purchase commitments and write-off of production assets	352	8,423
Change in fair value of derivative instruments	(48,148)	(5,295)
Other non-cash expenses (income)	(113)	213
Changes in assets and liabilities:
Accounts receivable	(3,088)	1,390
Related party accounts receivable	(79)	(1,022)
Inventories, net	(6,148)	(2,590)
Prepaid expenses and other assets	(1,346)	(1,477)
Accounts payable	(903)	2,848
Accrued and other liabilities	4,748	(10,966)
Deferred revenue	6,078	6,763
Deferred rent	46	(340)
Net cash used in operating activities	(64,107)	(69,424)
Investing activities
Purchase of investments	(946)	(1,820)
Maturities of investments	979	1,209
Change in restricted cash	—	(1)
Investment in joint venture	(2,075)	—
Loan to affiliate	(1,214)	—
Purchases of property and equipment, net of disposals	(3,616)	(5,901)
Net cash used in investing activities	(6,872)	(6,513)
Financing activities
Proceeds from issuance of common stock, net of repurchases	368	157
Proceeds from issuance of common stock in private placements, net of issuance costs	4,000	19,981
Principal payments on capital leases	(827)	(1,115)
Proceeds from debt issued, net of issuance costs	83,171	2,709
Proceeds from debt issued to related party	49,862	30,000
Principal payments on debt	(4,627)	(2,494)
Net cash provided by financing activities	131,947	49,238
Effect of exchange rate changes on cash and cash equivalents	(619)	1,863
Net increase (decrease) in cash and cash equivalents	60,349	(24,836)
Cash and cash equivalents at beginning of period	6,868	30,592
Cash and cash equivalents at end of period	$67,217	$5,756

Amyris, Inc.
Condensed Consolidated Statements of Cash Flows—(Continued)
(In Thousands)

	Nine Months Ended September 30,
	2014	2013
Supplemental disclosures of cash flow information:
Cash paid for interest	$3,504	$1,610
Cash paid for income taxes, net of refunds	$—	$—
Supplemental disclosures of non-cash investing and financing activities:
Acquisitions of property, plant and equipment under accounts payable, accrued liabilities and notes payable	$(95)	$1,444
Financing of insurance premium under notes payable	$(361)	$43
Receivable of proceeds for options exercised	$(355)	$—
Accrued offering cost of common stock in private placement	$—	$—
Capitalized interest	$2,812	$—
Non-cash investment in joint venture	$(237)	$—

See the accompanying notes to the unaudited condensed consolidated financial statements.

Amyris, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

1. The Company

Amyris, Inc. (the “Company”) was incorporated in California on July 17, 2003 and reincorporated in Delaware on June 10, 2010 for the purpose of leveraging breakthroughs in industrial bioscience technology to develop and provide renewable compounds for a variety of markets. The Company is currently applying its industrial bioscience technology platform to provide alternatives to select petroleum-sourced products used in consumer care, specialty chemical and transportation fuel markets worldwide. The Company's first commercialization efforts have been focused on a renewable hydrocarbon molecule called farnesene (Biofene®), which forms the basis for a wide range of products including emollients, fragrance oils and diesel fuel. While the Company's platform is able to use a wide variety of feedstocks, the Company is initially focused on Brazilian sugarcane. In addition, the Company is a party to various contract manufacturing agreements to support its commercial production needs. The Company has established two principal operating subsidiaries, Amyris Brasil Ltda. (formerly Amyris Brasil S.A., or "Amyris Brasil") for production in Brazil, and Amyris Fuels, LLC (or "Amyris Fuels").

The Company's renewable products business strategy is to focus on direct commercialization of specialty products while moving established commodity products into joint venture arrangements with leading industry partners. To commercialize its products, the Company must be successful in using its technology to manufacture products at commercial scale and on an economically viable basis (i.e., low per unit production costs) and developing sufficient sales volume for those products to support its operations. The Company's prospects are subject to risks, expenses and uncertainties frequently encountered by companies in this stage of development.

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

Liquidity

The Company has incurred significant losses since its inception and believes that it will continue to incur losses and negative cash flow from operations through at least 2014. As of September 30, 2014, the Company had an accumulated deficit of $877.2 million and had cash, cash equivalents and short term investments of $68.6 million. The Company has significant outstanding debt and contractual obligations related to purchase commitments, as well as capital and operating leases. As of September 30, 2014, the Company's debt, net of discount of $83.4 million, totaled $229.5 million, of which $13.3 million matures within the next twelve months. In addition, the Company's debt agreements contain various covenants, including restrictions on the Company's business that could cause the Company to be at risk of defaults. Please refer to Note 5, “Debt” and Note 6, “Commitments and Contingencies” for further details regarding the Company's debt obligations and commitments.

The Company’s operating plan for 2014 contemplates significant reduction in the Company’s net cash outflows, resulting from (i) revenue growth from sales of existing and new products, (ii) reduced production costs compared to prior periods as a result of manufacturing and technical developments in 2013, (iii) cash inflows from collaborations consistent with levels achieved in 2013 and (iv) operating expenses maintained at reduced levels. Achieving a reduction in net cash outflows from these factors is subject to risks and uncertainties.

In addition to cash contributions from product sales and debt and equity financings, the Company also depends on collaboration funding to support its operating expenses. While part of this funding is committed based on existing collaboration agreements, in order to maintain collaboration funding levels equivalent to 2013 as noted above, the Company will need to identify and obtain funding under additional collaborations that are not yet subject to any definitive agreement or are not yet identified. In addition, some of the Company’s anticipated collaboration funding under existing agreements is subject to achievement by the Company of milestones or other funding conditions.

If the Company is unable to generate sufficient cash contributions from product sales or sufficient additional payments from existing and new collaboration partners, it will need to obtain additional funding from equity financings (which could include issuances of preferred or discounted equity), and may need to obtain credit facilities and loans, agree to burdensome covenants, grant further security interests in its assets, enter into collaboration and licensing arrangements that require it to relinquish commercial rights, or grant licenses on terms that are not favorable. If the Company fails to generate positive gross margins product sales or secure such funding, the Company could be forced to curtail its operations, which would have a material adverse effect on the Company's ability to continue with its business plans.

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

In May 2014, the FASB issued new guidance related to revenue recognition. This new standard will replace all current GAAP guidance on this topic and eliminate all industry-specific guidance. The new revenue recognition update guidance provides a unified model to determine how revenue is recognized. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance will be effective for the Company beginning January 1, 2017 and can be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. The Company is currently assessing the impact of adopting this new accounting standard on its financial statements.

In August 2014, the FASB issued new guidance related to the disclosure around going concern. The new standard provides guidance around management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and to provide related footnote disclosure. The new standard is effective for the fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is permitted. The adoption standard is not expected to have a material impact on our financial statements.

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

As of September 30, 2014, the Company’s financial assets and financial liabilities are presented below at fair value and were classified within the fair value hierarchy as follows (in thousands):

	Level 1	Level 2	Level 3	Balance as of September 30, 2014
Financial Assets
Money market funds	$57,018	$—	$—	$57,018
Certificates of deposit	1,454	—	—	1,454
Total financial assets	$58,472	$—	$—	$58,472
Financial Liabilities
Loans payable (1)	$—	$18,235	$—	$18,235
Credit facilities (1)	—	38,199	—	38,199
Convertible notes (1)	—	—	235,084	235,084
Compound embedded derivative liability	—	—	152,413	152,413
Currency interest rate swap derivative liability	—	3,651	—	3,651
Total financial liabilities	$—	$60,085	$387,497	$447,582
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

The following table provides a reconciliation of the beginning and ending balances for the convertible notes measured at fair value using significant unobservable inputs (Level 3) (in thousands):

2014
Balance at January 1	$131,952
Additions to convertible notes	106,957
Change in fair value of convertible notes	(3,825)
Balance at September 30	$235,084

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

Derivative Instruments

The following table provides a reconciliation of the beginning and ending balances for the compound embedded derivative liability measured at fair value using significant unobservable inputs (Level 3) (in thousands):

2014
Balance at January 1	$131,117
Transfers in to Level 3 net of cancellation (1)	89,070
Total income from change in fair value of derivative liability	(67,774)
Balance at September 30	$152,413
________
(1) Includes $1.1 million removal of derivative liability related to debt extinguishment.

The compound embedded derivative liability represents the fair value of the bifurcated conversion options that contain "make-whole" provisions or down round conversion price adjustment provisions of outstanding convertible promissory notes issued to Total Energies Nouvelles Activités USA (formerly known as Total Gas & Power USA, SAS, or “Total” and such convertible promissory notes, the "Total Notes"), as well as Tranche I Notes (as defined below), Tranche II Notes (as defined below) and notes issued under the Rule 144A Convertible Note Offering (as defined below) (see Note 5, "Debt"). There is no current observable market for this type of derivative and, as such, the Company determined the fair value of the embedded derivative using a Monte Carlo simulation valuation model for the Total Notes and the binomial lattice model for the Tranche I Notes, Tranche II Notes and the Rule 144A Convertible Note Offering. A Monte Carlo simulation valuation model combines expected cash outflows with market-based assumptions regarding risk-adjusted yields, stock price volatility, probability of a change of control and the trading information of the Company's common stock into which the notes are or may become convertible. A binomial lattice model generates two probable outcomes - one up and another down - arising at each point in time, starting from the date of valuation until the maturity date. A lattice model was used to determine if the convertible notes would be converted, called or held at each decision point. Within the lattice model, the following assumptions are made: (i) the convertible notes will be converted early if the conversion value is greater than the holding value and (ii) the convertible notes will be called if the holding value is greater than both (a) redemption price and (b) the conversion value at the time. If the convertible notes are called, then the holder will maximize their value by finding the optimal decision between (1) redeeming at the redemption price and (2) converting the convertible notes. Using this lattice method, the Company valued the embedded derivative using the "with-and-without method", where the fair value of the convertible notes including the embedded derivative is defined as the "with", and the fair value of the convertible notes excluding the embedded derivative is defined as the "without." This method estimates the fair value of the embedded derivative by looking at the difference in the values between the convertible notes with the embedded derivative and the fair value of the convertible notes without the embedded derivative. The lattice model uses the stock price, conversion price, maturity date, risk-free interest rate, estimated stock volatility and estimated credit spread. The Company marks the compound embedded derivative to market due to the conversion price not being indexed to the Company's own stock. Except for the "make-whole interest" provision included in the conversion option, which is only required to be settled in cash upon a change of control at the noteholder's option, the compound embedded derivative will be settled in either cash or shares. As of September 30, 2014, the Company had sufficient common stock available to settle the conversion option in shares. As of September 30, 2014 and December 31, 2013, included in "Derivative liabilities" on the condensed consolidated balance sheet is the Company's compound embedded derivative liability of $152.4 million and $131.1 million, respectively, which represents the fair value of the equity conversion option or a "make-whole" provision relating to the outstanding Total Notes, Tranche I Notes, Tranche II Notes and notes issued under the Rule 144A Convertible Note Offering as described above.

In June 2012, the Company entered into a loan agreement with Banco Pine S.A. (or "Banco Pine") under which Banco Pine provided the Company with a short term loan (referred to as the "Banco Pine Loan"). At the time of the Banco Pine Bridge Loan, the Company also entered into a currency interest rate swap arrangement with Banco Pine with respect to the repayment of R$22.0 million (approximately US$9.0 million based on the exchange rate as of September 30, 2014). The swap arrangement exchanges the principal and interest payments under the Banco Pine Bridge Loan of R$22.0 million entered into in July 2012 for alternative principal and interest payments that are subject to adjustment based on fluctuations in the foreign exchange rate between the U.S. dollar and Brazilian real. The swap has a fixed interest rate of 3.94%. Changes in the fair value of the swap are recognized in “Gain (loss) from change in fair value of derivative instruments" in the condensed consolidated statements of operations.

Derivative instruments measured at fair value as of September 30, 2014 and December 31, 2013, and their classification on the condensed consolidated balance sheets and condensed consolidated statements of operations, are presented in the following tables (in thousands except contract amounts):

	Liability as of
	September 30, 2014		December 31, 2013
Type of Derivative Contract	Quantity of Short Contracts	Fair Value	Quantity of Short Contracts	Fair Value
Currency interest rate swap, included as net liability in derivative liability	1	$3,651	1	$3,600

	Income Statement Classification	Three Months Ended September 30,		Nine Months Ended September 30,
Type of Derivative Contract		2014	2013	2014	2013
		Gain (Loss) Recognized		Gain (Loss) Recognized
Currency interest rate swap (1)	Gain (loss) from change in fair value of derivative instruments	$(1,139)	$(135)	$(83)	$(1,787)
___________

(1)
Certain classifications of prior period amounts have been made to conform to the current period presentation. Such reclassifications did not materially change previously reported consolidated financial statements.

4. Balance Sheet Components

Inventories, net

Inventories are stated at the lower of cost or market and consist of the following (in thousands):

	September 30, 2014	December 31, 2013
Raw materials	$3,792	$1,796
Work-in-process	5,561	7,292
Finished goods	7,313	1,800
Inventories, net	$16,666	$10,888

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets are comprised of the following (in thousands):

	September 30, 2014	December 31, 2013
Maintenance (1)	$411	$258
Prepaid insurance(1)	329	894
Manufacturing catalysts	1,562	1,536
Recoverable VAT and other taxes	2,634	5,125
Other (1)	1,630	1,705
Prepaid expenses and other current assets	$6,566	$9,518
______________

(1)
Certain classifications of prior period amounts have been made to conform to the current period presentation. Such reclassifications did not materially change previously reported consolidated financial statements.

Property, Plant and Equipment, net

Property, plant and equipment, net is comprised of the following (in thousands):

	September 30, 2014	December 31, 2013
Leasehold improvements	$39,298	$39,034
Machinery and equipment	95,396	96,585
Computers and software	9,401	8,509
Furniture and office equipment	2,511	2,535
Buildings	6,835	7,148
Vehicles	378	488
Construction in progress	40,933	41,387
	194,752	195,686
Less: accumulated depreciation and amortization	(66,646)	(55,095)
Property, plant and equipment, net	$128,106	$140,591

The Company's first, purpose-built, large-scale Biofene production plant in southeastern Brazil commenced operations in December 2012. This plant is located at Brotas in the state of São Paulo, Brazil and is adjacent to an existing sugar and ethanol mill, Tonon Bioenergia S.A. (formerly Paraíso Bioenergia and referred to herein as "Paraíso"). The Company's construction in progress consists primarily of the upfront plant design and the initial construction of a second large-scale production plant in Brazil, located at the Sao Martinho S.A. (or "SMSA") (formerly Usina São Martinho S.A.) sugar and ethanol mill (also in the state of São Paulo, Brazil).

Property, plant and equipment, net includes $3.8 million and $3.4 million of machinery and equipment under capital leases as of September 30, 2014 and December 31, 2013, respectively. Accumulated amortization of assets under capital leases totaled $2.1 million and $1.5 million as of September 30, 2014 and December 31, 2013, respectively.

Depreciation and amortization expense, including amortization of assets under capital leases was $3.8 million and $3.8 million for the three months ended September 30, 2014 and 2013, respectively, and was $11.3 million and $12.2 million for the nine months ended September 30, 2014 and 2013, respectively.

The Company capitalizes interest costs incurred to construct plant and equipment. The capitalized interest is recorded as part of the depreciable cost of the asset to which it relates to and is amortized over the asset's estimated useful life. Interest cost capitalized as of September 30, 2014 and December 31, 2013 was $0.5 million and $0.5 million, respectively.

Other Assets

Other assets are comprised of the following (in thousands):

	September 30, 2014	December 31, 2013
Deposits on property and equipment, including taxes	$1,883	$1,970
Recoverable taxes from Brazilian government entities	9,935	6,599
Debt issuance cost (2)	918	454
Investments in joint venture (1)	1,392	68
Other (2)	1,494	1,494
Total other assets	$15,622	$10,585
______________

(1)
The investments in joint venture represents the Company's investments in the joint venture with Novvi LLC and Total Amyris Biosolutions B.V. of $1.3 million and $0.1 million as of September 30, 2014, respectively, and zero and $0.1 million as of December 31, 2013, respectively.

(2)
Certain classifications of prior period amounts have been made to conform to the current period presentation. Such reclassifications did not materially change previously reported consolidated financial statements.

Accrued and Other Current Liabilities

Accrued and other current liabilities are comprised of the following (in thousands):

	September 30, 2014	December 31, 2013
Professional services	$1,864	$2,279
Accrued vacation	2,237	2,274
Payroll and related expenses	5,348	5,066
Tax-related liabilities	231	825
Deferred rent, current portion	1,111	1,111
Accrued interest	2,117	3,176
Contractual obligations to contract manufacturers	643	4,241
Other	873	2,249
Total accrued and other current liabilities	$14,424	$21,221

Derivative Liabilities

Derivative liabilities are comprised of the following (in thousands):

	September 30, 2014	December 31, 2013
Fair market value of swap obligation	$3,651	$3,600
Fair value of compound embedded derivative liability(1)	152,413	131,117
Total derivative liabilities	$156,064	$134,717
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

5. Debt

Debt is comprised of the following (in thousands):

	September 30, 2014	December 31, 2013
Credit facilities	$36,670	$8,767
Convertible notes	58,945	28,537
Related party convertible notes	110,774	89,499
Loans payable	23,098	25,259
Total debt	229,487	152,062
Less: current portion	(13,302)	(6,391)
Long-term debt	$216,185	$145,671

FINEP Credit Facility

In November 2010, the Company entered into a credit facility with Financiadora de Estudos e Projetos (or the “FINEP Credit Facility”). The FINEP Credit Facility was extended to partially fund expenses related to the Company’s research and development project on sugarcane-based biodiesel (“FINEP Project”) and provided for loans of up to an aggregate principal amount of R$6.4 million (approximately US$2.6 million based on the exchange rate as of September 30, 2014), which is secured by a chattel mortgage on certain equipment of the Company as well as by bank letters of guarantee. All available credit under this facility is fully drawn.

Interest on loans drawn under the FINEP Credit Facility is fixed at 5% per annum. In case of default under or non-compliance with the terms of the agreement, the interest on loans will be dependent on the long-term interest rate as published by the Central Bank of Brazil (such rate, the “TJLP”). If the TJLP at the time of default is greater than 6%, then the interest will be 5% plus a TJLP adjustment factor, otherwise the interest will be 11% per annum. In addition, a fine of up to 10% shall apply to the amount of any obligation in default. Interest on late balances will be 1% per month, levied on the overdue amount. Payment of the outstanding loan balance is being made in 81 monthly installments, which commenced in July 2012 and extends through March 2019. Interest on loans drawn and other charges are paid on a monthly basis and commenced in March 2011. As of September 30, 2014 and December 31, 2013, the total outstanding loan balance under the FINEP Credit Facility was R$4.5 million (approximately US$1.8 million based on the exchange rate as of September 30, 2014) and R$5.2 million (approximately US$2.2 million based on exchange rate as of December 31, 2013), respectively.

The FINEP Credit Facility contains the following significant terms and conditions:

•
the Company was required to share with FINEP the costs associated with the FINEP Project. At a minimum, the Company was required to contribute from its own funds approximately R$14.5 million (approximately US$5.9 million based on the exchange rate as of September 30, 2014) of which R$11.1 million was contributed prior to the release of the second disbursement. All four disbursements were completed and the Company has fulfilled all of its cost sharing obligations;

•
after the release of the first disbursement, prior to any subsequent drawdown from the FINEP Credit Facility, the Company was required to provide bank letters of guarantee of up to R$3.3 million in aggregate (approximately US$1.3 million based on the exchange rate as of September 30, 2014). On December 17, 2012 and prior to release of the second disbursement on December 26, 2012, the Company obtained the required bank letter of guarantees from Banco ABC Brasil S.A. (or "ABC"); and

•	amounts disbursed under the FINEP Credit Facility were required to be used towards the FINEP Project within 30 months after the contract execution.

BNDES Credit Facility

In December 2011, the Company entered into a credit facility with the Brazilian Development Bank (or “BNDES” and such credit facility is the “BNDES Credit Facility”) in the amount of R$22.4 million (approximately US$9.1 million based on the exchange rate as of September 30, 2014). This BNDES Credit Facility was extended as project financing for a production site in Brazil. The credit line is divided into an initial tranche of up to approximately R$19.1 million and an additional tranche of approximately R$3.3 million that becomes available upon delivery of additional guarantees. The credit line was available for 12 months from the date of the BNDES Credit Facility, subject to extension by the lender. The credit line was cancelled in 2013.
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

The BNDES Credit Facility is collateralized by a first priority security interest in certain of the Company's equipment and other tangible assets totaling R$24.9 million (approximately $10.2 million based on the exchange rate as of September 30, 2014). The Company is a parent guarantor for the payment of the outstanding balance under the BNDES Credit Facility. Additionally, the Company was required to provide a bank guarantee equal to 10% of the total approved amount (R$22.4 million in total debt) available under the BNDES Credit Facility. For advances of the second tranche (above R$19.1 million), the Company is required to provide additional bank guarantees equal to 90% of each such advance, plus additional Company guarantees equal to at least 130% of such advance. The BNDES Credit Facility contains customary events of default, including payment failures, failure to satisfy other obligations under this credit facility or related documents, defaults in respect of other indebtedness, bankruptcy, insolvency and inability to pay debts when due, material judgments, and changes in control of Amyris Brasil. If any event of default occurs, BNDES may terminate its commitments and declare immediately due all borrowings under the facility. As of September 30, 2014 and December 31, 2013, the Company had R$12.4 million (approximately US$5.1 million based on the exchange rate as of September 30, 2014) and R$15.3 million (approximately US$6.5 million based on the exchange rate as of December 31, 2013), respectively, in outstanding advances under the BNDES Credit Facility.

Hercules Loan Facility

In March 2014, the Company entered into a Loan and Security Agreement with Hercules Technology Growth Capital, Inc. (or “Hercules”) to make available to Amyris a loan in the aggregate principal amount of up to $25.0 million (or the "Hercules Loan Facility"). The original Hercules Loan Facility accrues interest at a rate per annum equal to the greater of either the prime rate reported in the Wall Street Journal plus 6.25% or 9.50%. The Company may repay the loaned amounts before the maturity date (generally February 1, 2017) if it pays an additional fee of 3% of the outstanding loans (1% if after the initial twelve-month period of the loan). The Company was also required to pay a 1% facility charge at the closing of the transaction, and is required to pay a 10% end of term charge. In connection with the original Hercules Loan Facility, Amyris agreed to certain customary representations and warranties and covenants, as well as certain covenants that were subsequently amended (as described below). The total available credit of $25.0 million under this facility was fully drawn down by the Company.

In June 2014, the Company and Hercules entered into a first amendment (or the “Hercules Amendment”) of the Loan and Security Agreement entered into in March 2014. Pursuant to the Hercules Amendment, the parties agreed to adjust the term loan maturity date from May 31, 2015 to February 1, 2017 and remove (i) a requirement for the Company to pay a forbearance fee of $10.0 million in the event certain covenants were not satisfied, (ii) a covenant that the Company maintain positive cash flow commencing with the fiscal quarter beginning October 1, 2014, (iii) a covenant that, beginning with the fiscal quarter beginning July 1, 2014, the Company and its subsidiaries achieve certain projected cash product revenues and projected cash product gross profits, and (iv) an obligation for the Company to file a registration statement on Form S-3 with the SEC by no later than June 30, 2014 and complete an equity financing of more than $50.0 million by no later than September 30, 2014. The Company further agreed to include a new covenant requiring the Company to maintain unrestricted, unencumbered cash in an amount equal to at least 50% of the principal amount then outstanding under the Hercules Loan Facility and borrow an additional $5.0 million. The additional $5.0 million borrowing was completed in June 2014, and accrues interest at a rate per annum equal to the greater of either the prime rate reported in the Wall Street Journal plus 5.25% or 8.5%. The Hercules Loan Facility is secured by liens on the Company's assets, including on certain Company intellectual property. The Hercules Loan Facility includes customary events of default, including failure to pay amounts due, breaches of covenants and warranties, certain cross defaults and judgments, and insolvency. If an event of default occurs, Hercules may require immediate repayment of all amounts due.

As of September 30, 2014, $29.8 million was outstanding under the Hercules Loan Facility, net of discount of $0.2 million, and the Company maintains cash in excess of the approximately $15.0 million current minimum cash covenant described above.

Notes Payable

During the period between May 2008 and October 2008, the Company entered into notes payable agreements with the lessor of its headquarters under which it borrowed a total of $3.3 million for the purchase of tenant improvements, bearing an interest rate of 9.5% per annum and to be repaid over a period of 55 to 120 months. As of September 30, 2014 and December 31, 2013, no principal amount was outstanding under these notes payable. In June 2013, as part of the April 30, 2013 Amendment to the Company's operating lease for its headquarters, the Company recorded the elimination of these notes payable as a lease incentive and recorded approximately $1.4 million to deferred rent liability in the condensed consolidated balance sheet. The deferred rent liability is being amortized to expense over the remaining lease term.

Convertible Notes

Fidelity

In February 2012, the Company completed the sale of senior unsecured convertible promissory notes in an aggregate principal amount of $25.0 million pursuant to a securities purchase agreement, between the Company and certain investment funds affiliated with FMR LLC (or the "Fidelity Securities Purchase Agreement"). The offering consisted of the sale of 3% senior unsecured convertible promissory notes with a March 1, 2017 maturity date and an initial conversion price equal to $7.0682 per share of the Company's common stock, subject to proportional adjustment for adjustments to outstanding common stock and anti-dilution provisions in case of dividends and distributions (or the "Fidelity Notes"). As of September 30, 2014, the Fidelity Notes were convertible into an aggregate of up to 3,536,968 shares of the Company's common stock. Such note holders have a right to require repayment of 101% of the principal amount of the Fidelity Notes in an acquisition of the Company, and the notes provide for payment of unpaid interest on conversion following such an acquisition if the note holders do not require such repayment. The Fidelity Securities Purchase Agreement and Fidelity Notes include covenants regarding payment of interest, maintaining the Company's listing status, limitations on debt, maintenance of corporate existence, and filing of SEC reports. The Fidelity Notes include standard events of default resulting in acceleration of indebtedness, including failure to pay, bankruptcy and insolvency, cross-defaults, material adverse effect clauses and breaches of the covenants in the Fidelity Securities Purchase Agreement and Fidelity Notes, with default interest rates and associated cure periods applicable to the covenant regarding SEC reporting. Furthermore, the Fidelity Notes include restrictions on the amount of debt the Company is permitted to incur. With exceptions for certain existing debt, refinancing of such debt and certain other exclusions and waivers, the Fidelity Notes provide that the Company's total outstanding debt at any time cannot exceed the greater of $200.0 million or 50% of its consolidated total assets and its secured debt cannot exceed the greater of $125.0 million or 30% of its consolidated total assets. In connection with the Company’s closing of a short-term bridge loan for $35.0 million in October 2013, holders of the Fidelity Notes waived compliance with the debt limitations outlined above as to the $35.0 million bridge loan and the August 2013 Financing (defined below). In consideration for such waiver, the Company granted to holders of the Fidelity Notes or their affiliates, the right to purchase up to an aggregate of $7.6 million worth of convertible promissory notes in the first tranche of the August 2013 Financing.

Pursuant to a Securities Purchase Agreement among the Company, Maxwell (Mauritius) Pte Ltd (or “Temasek”) and Total, dated as of August 8, 2013 (or the “August 2013 SPA”), as amended in October 2013 to include certain entities affiliated with FMR LLC (or the “Fidelity Entities”) the Company sold and issued certain senior convertible promissory notes (or the "Tranche I Notes") pursuant to a financing (or the “August 2013 Financing”) exempt from registration under the Securities Act of 1933, as amended, (the "Securities Act") with an aggregate principal amount of $7.6 million of Tranche I Notes sold to the Fidelity Entities. See "Related Party Convertible Notes" in Note 5, "Debt."

Rule 144A Convertible Note Offering

In May 2014, the Company entered into a Purchase Agreement with Morgan Stanley & Co. LLC, as the initial purchaser (or the “Initial Purchaser”), relating to the sale of $75.0 million aggregate principal amount of its 6.50% Convertible Senior Notes due 2019 (or the "144A Notes") to the Initial Purchaser in a private placement, and for initial resale by the Initial Purchaser to certain qualified institutional buyers (or the "Rule 144A Convertible Note Offering"). In addition, the Company granted the Initial Purchaser an option to purchase up to an additional $15.0 million aggregate principal amount of 144A Notes, which option expired according to its terms. Under the terms of the purchase agreement for the 144A Notes, the Company agreed to customary indemnification of the Initial Purchaser against certain liabilities. The Notes were issued pursuant to an Indenture, dated as of May 29, 2014 (or the “Indenture”), between the Company and Wells Fargo Bank, National Association, as trustee. The net proceeds from the offering of the 144A Notes were approximately $72.0 million after payment of the Initial Purchaser’s discounts and offering expenses. In addition, in connection with obtaining a waiver from Total of its preexisting contractual right to exchange certain senior secured convertible notes previously issued by the Company for new notes issued in the offering, the Company used approximately $9.7 million of the net proceeds to repay previously issued notes (representing the amount of 144A Notes purchased by Total from the Initial Purchaser). Certain of the Company's affiliated entities purchased $24.7 million in aggregate principal amount of 144A Notes from the Initial Purchaser (described further below under "Related Party Convertible Notes"). The 144A Notes will bear interest at a rate of 6.50% per year, payable semiannually in arrears on May 15 and November 15 of each year, beginning November 15, 2014. The 144A Notes will mature on May 15, 2019 unless earlier converted or repurchased. The 144A Notes are convertible into shares of the Company's common stock at any time prior to the close of business day on May 15, 2019. The 144A Notes will have an initial conversion rate of 267.0370 shares of Common Stock per $1,000 principal amount of 144A Notes (subject to adjustment in certain circumstances). This represents an initial effective conversion price of approximately $3.74 per share of common stock. For any conversion on or after May 15, 2015, in the event that the last reported sale price of the Company’s common stock for 20 or more trading days (whether or not consecutive) in a period of 30 consecutive trading days ending within five trading days immediately prior to the date the Company receives a notice of conversion exceeds the conversion price of $3.74 per share on each such trading day, the holders, in addition to the shares deliverable upon conversion, will be entitled to receive a cash payment equal to the present value of the remaining scheduled payments of interest that would have been made on the 144A Notes being converted from the conversion date to the earlier of the date that is three years after the date the Company receives such notice of conversion and maturity (May 15, 2019). In the event of a fundamental change, as defined in the Indenture, holders of the 144A Notes may require the Company to purchase all or a portion of the 144A Notes at a price equal to 100% of the principal amount of the 144A Notes, plus any accrued and unpaid interest to, but excluding, the fundamental change repurchase date. Holders of the 144A Notes who convert their 144A Notes in connection with a make-whole fundamental change will receive additional shares representing the present value of the remaining interest payments which will be computed using a discount rate of 0.75%. If a holder of 144A Notes elects to convert their 144A Notes prior to the effective date of any make-whole fundamental change, such holder will not be entitled to an increased conversion rate in connection with such conversion.

As of September 30, 2014 the convertible notes outstanding under the 144A Notes were $29.5 million, net of discount of $20.8 million.

Related Party Convertible Notes

Total R&D Convertible Notes

In July 2012, the Company entered into an agreement with Total that expanded Total's investment in its Biofene collaboration with the Company, provided new structure for a joint venture (or the "Fuels JV") to commercialize the products encompassed by the diesel and jet fuel research and development program (or the "Program"), and established a convertible debt structure for the collaboration funding from Total (or the "July 2012 Agreements").

The purchase agreement for the notes related to the funding from Total (or the "Total Purchase Agreement") provided for the sale of an aggregate of $105.0 million in notes as follows:

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

•
The Total Purchase Agreement provided that additional notes could be sold in a third closing (for cash proceeds to the Company of $21.7 million, also payable in two installments, the first of which occurred in July 2014 for $10.85 million and the second installment of $10.85 million is payable in January 2015).

The notes issued to Total pursuant to the Total Purchase Agreement have a maturity date of March 1, 2017, an initial conversion price equal to $7.0682 per share for the notes issued under the initial closing, an initial conversion price equal $3.08 per share for the notes issued under the second closing and an initial conversion price equal to $4.11 per share for the notes issued (and that remain to be issued) in the third closing. The notes bear interest of 1.5% per annum (with a default rate of 2.5%), accruing from the date of funding and payable at maturity or on conversion or a change of control where Total exercises the right to require the Company to repay the notes. Accrued interest is partially or fully cancelled if the notes are cancelled based on a final decision by Total to go forward with the fuels collaboration (either partially with respect to jet fuel or fully with respect to jet fuel and diesel (a "Go" decision). The agreements contemplate that the research and development efforts under the program may extend through 2016, with a series of “Go/No Go” decisions by Total through such date tied to funding by Total. The notes issued and that remain issuable in the third closing are and will be senior secured promissory notes, pursuant to the exchange agreed to by Total and the Company in December 2013.

Such notes become convertible into the Company's common stock (i) within 10 trading days prior to maturity (if they are not cancelled as described above prior to their maturity date), (ii) on a change of control of the Company, (iii) if Total is no longer the largest stockholder of the Company following a “No-Go” decision (subject to a six-month lock-up with respect to any shares of common stock issued upon conversion), and (iv) on a default by the Company. If Total makes a final “Go” decision with respect to the full fuels collaboration, then the notes will be exchanged by Total for equity interests in the Fuels JV, after which the notes will not be convertible and any obligation to pay principal or interest on the notes will be extinguished. In case of a “Go” decision only with respect to jet fuel, the parties would form an operational joint venture only for jet fuel (and the rights associated with diesel would terminate), 70% of the outstanding notes would remain outstanding and become payable by the Company, and 30% of the outstanding notes would be cancelled. If Total makes a “No-Go” decision, all the outstanding notes will remain outstanding and become payable at maturity.

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

In March 2013, the Company entered into a letter agreement with Total (or the "March 2013 Letter Agreement") under which Total agreed to waive its right to cease its participation in the parties' fuels collaboration at the July 2013 decision point and committed to proceed with the July 2013 funding tranche of $30.0 million (subject to the Company's satisfaction of the relevant closing conditions for such funding in the Total Purchase Agreement). As consideration for this waiver and commitment, the Company agreed to:

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

In July 2013, the Company sold and issued a 1.5% Senior Unsecured Convertible Note to Total in the face amount of $20.0 million with a March 1, 2017 maturity date pursuant to the Total Purchase Agreement. This purchase and sale completed Total's commitment to purchase $30.0 million of such notes by July 2013. In accordance with the March 2013 Letter Agreement, this convertible note has an initial conversion price equal to $3.08 per share of the Company's common stock.

The conversion prices of the notes issued under the Total Purchase Agreement are subject to adjustment for proportional adjustments to outstanding common stock and under anti-dilution provisions in case of certain dividends and distributions. Total has a right to require repayment of 101% of the principal amount of the notes in the event of a change of control of the Company and the notes provide for payment of unpaid interest on conversion following such a change of control if Total does not require such repayment. The Total Purchase Agreement and notes include covenants regarding payment of interest, maintenance of the Company's listing status, limitations on debt, maintenance of corporate existence, and filing of SEC reports. The notes include standard events of default resulting in acceleration of indebtedness, including failure to pay, bankruptcy and insolvency, cross-defaults, and breaches of the covenants in the purchase agreement and notes, with added default interest rates and associated cure periods applicable to the covenant regarding SEC reporting. Furthermore, the notes include restrictions on the amount of debt the Company is permitted to incur. With exceptions for certain existing debt, refinancing of such debt and certain other exclusions and waivers, the notes provide that the Company's total outstanding debt at any time cannot exceed the greater of $200.0 million or 50% of its consolidated total assets and its secured debt cannot exceed the greater of $125.0 million or 30% of its consolidated total assets. In connection with the Company’s closing of a short-term bridge loan for $35.0 million provided by Temasek in October 2013 and in connection with the Rule 144A Convertible Note Offering in May 2014, Total waived compliance with the debt limitations outlined above as to the $35.0 million bridge loan, the August 2013 Financing and the Rule 144A Convertible Note Offering.

In December 2013, in connection with the Company's entry into a Shareholders Agreement and License Agreement and related documents (or, collectively, the "JV Documents") with Total and Total Amyris BioSolutions B.V. (or "JVCO") relating to the establishment of JVCO (see Note 7, "Joint Venture and Noncontrolling Interest"), the Company (i) exchanged the $69.0 million of the then-outstanding Total unsecured convertible notes issued pursuant to the Total Purchase Agreement for replacement 1.5% senior secured convertible notes, in principal amounts equal to the principal amount of the cancelled notes (or the “Replacement Notes”), (ii) granted to Total a security interest in and lien on all Amyris’s rights, title and interest in and to Amyris’s shares in the capital of JVCO and (iii) agreed that any securities to be purchased and sold at the third closing under the Total Purchase Agreement by Total will be 1.5%, senior secured convertible notes instead of senior unsecured convertible notes. As a consequence of executing the JV Documents and forming JVCO, the security interests in all of the Company’s intellectual property, granted by Amyris in favor of Total, Temasek, and certain Fidelity Entities pursuant the Restated Intellectual Property Security Agreement dated as of October 16, 2013, were automatically terminated effective as of December 2, 2013 upon Total’s and the Company’s joint written notice to Temasek and the Fidelity Entities.

In April 2014, the Company and Total entered into a letter agreement dated as of March 29, 2014 (or the "March 2014 Letter Agreement") to amend the Amended and Restated Master Framework Agreement entered into as of December 2, 2013 (included as part of JV Documents, as defined below) and the Total Purchase Agreement. Under the March 2014 Letter Agreement, the Company agreed to, (i) amend the conversion price of the convertible notes to be issued in the third closing under the Total Purchase Agreement from $7.0682 to $4.11 subject to stockholder approval at the Company's 2014 annual meeting (which was obtained in May 2014), (ii) extend the period during which Total may exchange for other Company securities certain outstanding convertible promissory notes issued under the July 2012 Agreements from June 30, 2014 to the later of December 31, 2014 and the date on which the Company shall have raised $75.0 million of equity and/or convertible debt financing (excluding any convertible promissory notes issued pursuant to the Total Purchase Agreement), (iii) eliminate the Company’s ability to qualify, in a disclosure letter to Total, certain of the representations and warranties that the Company must make at the closing of any third closing sale, and (iv) beginning on March 31, 2014, provide Total with monthly reporting on the Company’s cash, cash equivalents and short-term investments. In consideration of these agreements, Total agreed to waive its right not to consummate the closing of the issuance of the third closing notes if it had decided not to proceed with the collaboration and had made a "No-Go" decision with respect thereto.

In July 2014, the Company sold and issued a 1.5% Senior Secured Convertible Note to Total in the face amount of $10.85 million with a March 1, 2017 maturity date pursuant to the Total Purchase Agreement. This purchase and sale constituted the initial tranche of the $21.7 million third closing described above. In accordance with the March 2014 Letter Agreement, this convertible note has an initial conversion price equal to $4.11 per share of the Company's common stock.

As of September 30, 2014 and December 31, 2013, $49.7 million and $51.5 million, respectively, of Replacement Notes were outstanding, net of debt discount of $14.4 million and $17.6 million, respectively.

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

In September 2013, the Company entered into a bridge loan agreement with an existing investor to provide additional cash availability of up to $5.0 million. The facility expired in October 2013 in accordance with its terms prior to the Company drawing any funds under the agreement.

In October 2013, the Company sold and issued a bridge note to Temasek (or the “Temasek Bridge Note”) in exchange for a bridge loan of $35.0 million. The Temasek Bridge Note was due on February 2, 2014 and accrued interest at a rate of 5.5% quarterly from the October 4, 2013 date of issuance. The Temasek Bridge Note was cancelled on October 16, 2013 as payment for Temasek’s purchase of Tranche I Notes in the first tranche of the August 2013 Financing as further described below.

In October 2013, the Company amended the August 2013 SPA to include the Fidelity Entities in the first tranche of the August 2013 Financing with an investment amount of $7.6 million, and to proportionally increase the amount acquired by exchange and cancellation of outstanding convertible promissory notes held by Total in connection with its exercise of pro rata rights to $14.6 million ($9.2 million in the first tranche and up to $5.4 million in the second tranche). Also in October 2013, the Company completed the closing of the first tranche of the August 2013 Financing, issuing a total of $51.8 million in Tranche I Notes for cash proceeds of $7.6 million and cancellation of outstanding convertible promissory notes of $44.2 million, of which $35.0 million resulted from cancellation of the Temasek Bridge Note and the remaining $9.2 million from the exchange and cancellation of an outstanding convertible note held by Total. As a result of the exchange and cancellation of the $35.0 million Temasek Bridge Note and the $9.2 million Total convertible note for the Tranche I Notes, the Company recorded a loss from extinguishment of debt of $19.9 million. The Tranche I Notes are due sixty months from the date of issuance and will be convertible into the Company’s common stock at a conversion price equal to $2.44, which represents a 15% discount to a trailing 60-day weighted-average closing price of the common stock on The NASDAQ Stock Market (or "NASDAQ") through August 7, 2013, subject to adjustment as described below. The Tranche I Notes are convertible at the option of the holder: (i) at any time after 18 months from the date of the August 2013 SPA, (ii) on a change of control of the Company and (iii) upon the occurrence of an event of default. The conversion price of the Tranche I Notes would be reduced to $2.15 if (a)(i) a specified Company manufacturing plant had failed to achieve a total production of 1.0 million liters within a run period of 45 days prior to June 30, 2014, or (ii) the Company failed to achieve gross margins from product sales of at least 5% prior to June 30, 2014, or (b) the Company reduces the conversion price of certain existing promissory notes held by Total prior to the repayment or conversion of the Tranche I Notes. In 2013, the Company achieved a total production of 1.0 million liters within a run period of 45 days in satisfaction of clause (a)(i) of the preceding sentence and the Company is currently evaluating the achievement of clause (a)(ii) of the preceding sentence. If it is determined that the margin milestones in clause (a)(ii) above were not achieved, and the Company also reduces the conversion price of certain existing promissory notes held by Total prior to the repayment or conversion of the Tranche I Notes as set forth in clause (b) above, the conversion price of the Tranche I Notes will be reduced to $1.87. Each Tranche I Note accrues interest from the date of issuance until the earlier of the date that such Tranche I Note is converted into the Company’s common stock or is repaid in full. Interest accrues at a rate of 5% per six months, compounded semiannually (with graduated interest rates of 6.5% applicable to the first 180 days and 8% applicable thereafter as the sole remedy should the Company fail to maintain NASDAQ listing status or at 6.5% for all other defaults). Interest for the first 30 months is payable in kind and added to the principal every six-months and thereafter, the Company may continue to pay interest in kind by adding to the principal every six-months or may elect to pay interest in cash. The Tranche I Notes may be prepaid by the Company after 30 months from the issuance date and initial interest payment; thereafter the Company has the option to prepay the Tranche I Notes every six months at the date of payment of the semi-annual coupon.

In January 2014, the Company sold and issued, for face value, approximately $34.0 million of convertible promissory notes in the second tranche of the August 2013 Financing (or the “Tranche II Notes”). At the closing, Temasek purchased $25.0 million of the Tranche II Notes and Wolverine Asset Management, LLC (or “Wolverine”) purchased $3.0 million of the Tranche II Notes, each for cash. Total purchased approximately $6.0 million of the Tranche II Notes through cancellation of the same amount of principal of previously outstanding convertible promissory notes held by Total. As a result of the exchange and cancellation of the $6.0 million Total convertible note for the Tranche II Notes, the Company recorded a loss from extinguishment of debt of $9.4 million. The Tranche II Notes will be due sixty months from the date of issuance and will be convertible into shares of common stock at a conversion price equal to $2.87, which represents a trailing 60-day weighted-average closing price of the common stock on NASDAQ through August 7, 2013, subject to adjustment as described below. Specifically, the Tranche II Notes are convertible at the option of the holder (i) at any time 12 months after issuance, (ii) on a change of control of the Company, and (iii) upon the occurrence of an event of default. Each Tranche II Note will accrue interest from the date of issuance until the earlier of the date that such Tranche II Note is converted into common stock or repaid in full. Interest will accrue at a rate per annum equal to 10%, compounded annually (with graduated interest rates of 13% applicable to the first 180 days and 16% applicable thereafter as the sole remedy should the Company fail to maintain NASDAQ listing status or at 12% for all other defaults). Interest for the first 36 months shall be payable in kind and added to principal every year following the issue date and thereafter, the Company may continue to pay interest in kind by adding to principal on every year anniversary of the issue date or may elect to pay interest in cash.

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

As of September 30, 2014 and December 31, 2013, the related party convertible notes outstanding under the Tranche I and Tranche II Notes were $46.5 million and $37.9 million, respectively, net of debt discount of $31.2 million and $6.3 million, respectively. The debt discount is the result of the bifurcation of the conversion options that contain "make-whole" provisions or down round conversion price adjustment provisions associated with the outstanding debt.

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

As of September 30, 2014 the related party convertible notes outstanding under the 144A Notes were $14.5 million, net of discount of $10.2 million.

As of September 30, 2014 and December 31, 2013, the total related party convertible notes outstanding were $110.8 million and $89.5 million, respectively, net of discount of $55.9 million and $23.9 million, respectively. The Company recorded a loss from extinguishment of debt from the settlement, exchange and cancellation of related party convertible notes for the three months ended September 30, 2014 and 2013, of zero and zero, respectively, and $10.5 million and zero for the nine months ended September 30, 2014 and 2013, respectively.

Loans Payable

In December 2009, the Company entered into a loans payable agreement with the lessor of its Emeryville, California pilot plant under which it borrowed a total of $0.3 million, bearing an interest rate of 10.0% per annum and to be repaid over a period of 96 months. As of September 30, 2014 and December 31, 2013, there was no amount outstanding under the loan. In June 2013, as part of the April 30, 2013 amendment entered into regarding the Company's operating lease for its headquarters, the Company recorded the elimination of this loan payable as a lease incentive and recorded approximately $0.2 million to deferred rent liability in the condensed consolidated balance sheet. The deferred rent liability is being amortized to expense over the remaining lease term.

In July 2012, the Company entered into a Note of Bank Credit and a Fiduciary Conveyance of Movable Goods Agreement (together, the "July 2012 Bank Agreements") with each of Nossa Caixa Desenvolvimento (or “Nossa Caixa”) and Banco Pine S.A. (or “Banco Pine”). Under the July 2012 Bank Agreements, the Company pledged certain farnesene production assets as collateral for the loans of R$52.0 million. The Company's total acquisition cost for such pledged assets was approximately R$68.0 million (approximately US$27.7 million based on the exchange rate as of September 30, 2014). The Company is also a parent guarantor for the payment of the outstanding balance under these loan agreements. Under the July 2012 Bank Agreements, the Company could borrow an aggregate of R$52.0 million (approximately US$21.2 million based on the exchange rate as of September 30, 2014) as financing for capital expenditures relating to the Company's manufacturing facility located in Brotas, Brazil. Specifically, Banco Pine, agreed to lend R$22.0 million and Nossa Caixa agreed to lend R$30.0 million. The funds for the loans are provided by BNDES, but are guaranteed by the lenders. The loans have a final maturity date of July 15, 2022 and bear a fixed interest rate of 5.5% per year. The loans are also subject to early maturity and delinquency charges upon occurrence of certain events including interruption of manufacturing activities at the Company's manufacturing facility in Brotas, Brazil for more than 30 days, except during sugarcane off-season. For the first two years that the loans are outstanding, the Company is required to pay interest only on a quarterly basis. Since August 15, 2014, the Company has been required to pay equal monthly installments of both principal and interest for the remainder of the term of the loans. As of September 30, 2014 and December 31, 2013, a principal amount of $20.8 million and $22.2 million, respectively, was outstanding under these loan agreements.

In March 2013, the Company entered into a one-year-term export financing agreement with ABC for approximately $2.5 million to fund exports through March 2014. This loan is collateralized by future exports from the Company's subsidiary in Brazil. As of September 30, 2014, the loan was fully paid.

In October 2013, the Company had a financing arrangement with a third party for the monthly payment of its current insurance premiums of $0.6 million, payable in nine monthly installments of principal and interest. Interest accrues at a rate of 3.24% per annum. As of September 30, 2014 and December 31, 2013, the outstanding balance on the insurance premium was zero and $0.4 million, respectively.

In February 2014, the Company borrowed $0.2 million from a third party lender to pay for the Company's consolidated VIE's current insurance premiums. The loan is payable in ten monthly installments of principal and interest. Interest accrues at a rate of 5.95% per annum. As of September 30, 2014 and December 31, 2013, the outstanding unpaid loan balance was $43,000 and zero, respectively.

In March 2014, the Company entered into an additional one-year-term export financing agreement with ABC for approximately $2.2 million to fund exports through March 2015. This loan is collateralized by future exports from the Company's subsidiary in Brazil. As of September 30, 2014, the principal amount outstanding under this agreement was $2.2 million. The Company is also a parent guarantor for the payment of the outstanding balance under these loan agreements.

Letters of Credit

In June 2012, the Company entered into a letter of credit agreement for $1.0 million under which it provided a letter of credit to the landlord of its headquarters in Emeryville, California, in order to cover the security deposit on the lease. This letter of credit is secured by a certificate of deposit. Accordingly, the Company has $1.0 million and $0.9 million as restricted cash as of September 30, 2014 and December 31, 2013.

Future minimum payments under the debt agreements as of September 30, 2014 are as follows (in thousands):

Years ending December 31:	Related Party Convertible Debt	Convertible Debt	Loans Payable	Credit Facility
2014 (remaining three months)	$745	$1,517	$1,110	$1,305
2015	1,606	4,020	5,882	15,165
2016	1,606	4,020	3,536	20,054
2017	70,126	28,715	3,390	5,090
2018	74,485	15,685	3,246	424
Thereafter	75,825	56,798	10,449	117
Total future minimum payments	224,393	110,755	27,613	42,155
Less: amount representing interest(1)	(113,619)	(51,810)	(4,515)	(5,485)
Present value of minimum debt payments	110,774	58,945	23,098	36,670
Less: current portion	—	—	(4,977)	(8,325)
Noncurrent portion of debt	$110,774	$58,945	$18,121	$28,345
______________
(1) Including debt discount of $83.4 million related to the embedded derivative associated with the related party and non-related party convertible debt which will be accreted to interest expense under the effective interest method over the term of the convertible debt.

6. Commitments and Contingencies

Lease Obligations

The Company leases certain facilities and finances certain equipment under operating and capital leases, respectively. Operating leases include leased facilities and capital leases include leased equipment (see Note 4, "Balance Sheet Components"). The Company recognizes rent expense on a straight-line basis over the non-cancellable lease term and records the difference between rent payments and the recognition of rent expense as a deferred rent liability. Where leases contain escalation clauses, rent abatements, and/or concessions, such as rent holidays and landlord or tenant incentives or allowances, the Company applies them as a straight-line rent expense over the lease term. The Company has non-cancellable operating lease agreements for office, research and development, and manufacturing space that expire at various dates, with the latest expiration in February 2031. Rent expense under operating leases was $1.3 million and $1.4 million for the three months ended September 30, 2014 and 2013, respectively, and was $4.0 million and $3.5 million for the nine months ended September 30, 2014 and 2013, respectively.

Future minimum payments under the Company's lease obligations as of September 30, 2014, are as follows (in thousands):

Years ending December 31:	Capital Leases	Operating Leases	Total Lease Obligations
2014 (remaining three months)	$233	$1,600	$1,833
2015	489	6,760	7,249
2016	186	6,612	6,798
2017	2	6,584	6,586
2018	—	6,671	6,671
Thereafter	—	32,296	32,296
Total future minimum lease payments	910	$60,523	$61,433
Less: amount representing interest	(52)
Present value of minimum lease payments	858
Less: current portion	(634)
Long-term portion	$224

Guarantor Arrangements

The Company has agreements to indemnify its officers and directors for certain events or occurrences while the officers or directors are serving in their official capacities. The indemnification period remains enforceable for the officer's or director’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a director and officer insurance policy that limits its exposure and enables the Company to recover a portion of any future payments. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal. Accordingly, the Company had no liabilities recorded for these agreements as of September 30, 2014 and December 31, 2013.

The Company entered into the FINEP Credit Facility to finance a research and development project on sugarcane-based biodiesel (see Note 5, "Debt"). The FINEP Credit Facility is guaranteed by a chattel mortgage on certain equipment of the Company. The Company's total acquisition cost for the equipment under this guarantee is approximately R$6.0 million (approximately US$2.4 million based on the exchange rate as of September 30, 2014).

The Company entered into the BNDES Credit Facility to finance a production site in Brazil (see Note 5, "Debt").The BNDES Credit Facility is collateralized by a first priority security interest in certain of the Company's equipment and other tangible assets with a total acquisition cost of R$24.9 million (approximately US$10.2 million based on the exchange rate as of September 30, 2014). The Company is a parent guarantor for the payment of the outstanding balance under the BNDES Credit Facility. Additionally, the Company is required to provide certain bank guarantees under the BNDES Credit Facility. Accordingly, the Company has a $0.7 million and $0.7 million as restricted cash as of September 30, 2014 and December 31, 2013, respectively.

The Company entered into loan agreements and security agreements where the Company pledged certain farnesene production assets as collateral (the fiduciary conveyance of movable goods) with each of Nossa Caixa and Banco Pine (see Note 5, "Debt"). The Company's total acquisition cost for the farnesene production assets pledged as collateral under these agreements is approximately R$68.0 million (approximately US$27.7 million based on the exchange rate as of September 30, 2014). The Company is also a parent guarantor for the payment of the outstanding balance under these loan agreements.

The Company had an export financing agreement with ABC for approximately $2.5 million for a one year term to fund exports through March 2014. As of September 30, 2014, the loan was fully paid. The Company has entered into another export financing agreement with the same bank for approximately $2.2 million for a one year term to fund exports through March 2015. This loan is collateralized by future exports from Amyris Brasil. The Company is also a parent guarantor for the payment of the outstanding balance under these loan agreements.

Under an operating lease agreement for its office facilities in Brazil, which commenced on November 15, 2011, the Company is required to maintain restricted cash or letters of credit equal to 3 months of rent of approximately R$0.2 million (approximately US$0.1 million based on the exchange rate as of September 30, 2014) in the aggregate as a guarantee that the Company will meet its performance obligations under such operating lease agreement.

In October 2013, the Company entered into a letter agreement with Total relating to the Temasek Bridge Note and to the closing of the August 2013 Financing (or the "Amendment Agreement") (see Note 5, "Debt"). In the August 2013 Financing, the Company was required to provide the purchasers under the August 2013 SPA with a security interest in the Company’s intellectual property if Total still held such security interest as of the initial closing of the August 2013 Financing. Under the terms of a previous Intellectual Property Security Agreement by and between the Company and Total (or the "Security Agreement"), the Company had previously granted a security interest in favor of Total to secure the obligations of the Company under certain convertible promissory notes issued and issuable to Total under the Total Purchase Agreement. The Security Agreement provided that such security interest would terminate if Total and the Company entered into certain agreements relating to the formation of the Fuels JV. In connection with Total’s agreement to (i) permit the Company to grant the security interest under the Temasek Bridge Note and the August 2013 Financing and (ii) waive a secured debt limitation contained in the outstanding convertible promissory notes issued pursuant to the Total Purchase Agreement and held by Total (or the “Total Securities”), the Company entered into the Amendment Agreement. Under the Amendment Agreement, the Company agreed to reduce, effective December 2, 2013, the conversion price for the Total Securities issued in 2012 (approximately $48.3 million of which are outstanding as of the date hereof) from $7.0682 per share to $2.20, the market price per share of the Company’s common stock as of the signing of the Amendment Agreement, as determined in accordance with applicable NASDAQ rules, unless the Company and Total entered into the JV Documents on or prior to December 2, 2013. The Company and Total entered into the JV agreements on December 2, 2013 and the Amendment Agreement and all security interests thereunder were automatically terminated and the conversion price of the Total Securities remained at $7.0682 per share.

In December 2013, in connection with the execution of JV Documents entered into by and among Amyris, Total and JVCO relating to the establishment of the JVCO (see Note 5, "Debt" and Note 7, "Joint Venture and Noncontrolling Interest"), Amyris agreed to exchange the $69.0 million outstanding Total unsecured convertible notes issued pursuant to the Total Purchase Agreement and issue replacement 1.5% senior secured convertible notes, in principal amounts equal to the principal amount of each Replacement Notes and grant a security interest to Total in and lien on all Amyris’s rights, title and interest in and to Amyris’s shares in the capital of the JVCO. Following execution of the JV Documents, all notes that have been issued became senior secured convertible notes. Further, the $10.85 million in principal amount of such notes issued in the initial tranche of the third closing under the Total Purchase Agreement in July 2014 and the notes that remain to be issued in connection with the second tranche of the third closing (up to $10.85 million in principal amount to be issued by January 31, 2015) are senior secured convertible notes instead of senior unsecured convertible notes.

In March 2014, the Company and Hercules entered into a loan and security agreement to make available to the Company a loan in the aggregate principal amount of up to $25.0 million (see Note 5, "Debt"). Loans under the facility are secured by various liens, including a lien on certain Company intellectual property. In connection with the Hercules loan, the Company agreed to certain customary representations and warranties and covenants, as well as certain covenants with respect to obtaining additional financing as described above and performance covenants related to revenues and cash flows starting with the third quarter of 2014. If the Company had not satisfied the equity financing covenant, a forbearance fee of $10.0 million would have become due and payable at the end of the initial term of the loan. The Company borrowed the full amount available under the facility and received the funds on March 31, 2014. In June 2014, the Company and Hercules entered into the Hercules Amendment of the Loan and Security Agreement entered into on March 29, 2014. Pursuant to the Hercules Amendment, the parties agreed to remove (i) a requirement for the Company to pay a forbearance fee of $10.0 million in the event certain covenants were not satisfied, (ii) a covenant that the Company maintain positive cash flow commencing with the fiscal quarter beginning October 1, 2014, (iii) a covenant that, beginning with the fiscal quarter beginning July 1, 2014, the Company and its subsidiaries achieve certain projected cash product revenues and projected cash product gross profits, and (iv) an obligation for the Company to file a registration statement on Form S-3 with the SEC by no later than June 30, 2014 and complete an equity financing of more than $50.0 million by no later than September 30, 2014. Under the Hercules Amendment, in connection with the amendments and modification or removal of the covenants described above, the Company agreed to include a new covenant requiring the Company to maintain unrestricted, unencumbered cash in an amount equal to at least 50% of the remaining principal amount then outstanding under the Hercules Loan Facility and borrow an additional tranche of $5.0 million, subject to obtaining specified third party consents under outstanding convertible promissory notes. The Hercules Loan Facility is collateralized by liens on the Company's assets, including on certain Company intellectual property.

Purchase Obligations

As of September 30, 2014, the Company had $3.6 million in purchase obligations which included $3.0 million in non-cancellable contractual obligations and construction commitments, of which zero have been accrued as loss on purchase commitments.

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

7. Joint Ventures and Noncontrolling Interest

Novvi S.A.

In June 2011, the Company entered into joint venture agreements with Cosan Combustíveis e Lubrificantes S.A. and Cosan S.A. Industria e Comércio (such Cosan entities, collectively or individually, “Cosan”), related to the formation of a joint venture to focus on the worldwide development, production and commercialization of base oils made from Biofene for the automotive, commercial and industrial lubricants markets (or the "Original JV Agreement"). The parties originally envisioned operating their joint venture through Novvi S.A., a Brazilian entity jointly owned by Cosan and Amyris Brasil.

Under the Original JV Agreement and related agreements, the Company and Cosan each owned 50% of the Novvi S.A. and each party would share equally in any costs and any profits ultimately realized by Novvi S.A. The joint venture agreement had an initial term of 20 years from the date of the Original JV Agreement, subject to earlier termination by mutual written consent or by a non-defaulting party in the event of specified defaults by the other party. The shareholders' agreement had an initial term of 10 years from the date of the agreement, subject to earlier termination if either the Company or Cosan ceases to own at least 10% of the voting stock of Novvi S.A. Since its formation, Novvi S.A. had minimal operating activities while the Company and Cosan continued to determine and finalize the strategy and operating activities for the joint venture. Upon determination by the Company and Cosan that the joint venture should be operated out of a U.S. entity, the operating activities of Novvi S.A. ceased. The Company has identified that Novvi S.A. was a VIE and determined that the power to direct activities, which most significantly impact the economic success of the joint venture, was equally shared between the Company and Cosan. Accordingly, the Company was not the primary beneficiary of the joint venture and therefore accounts for its investment in Novvi S.A. under the equity method of accounting.

In March 2013, the Company, Amyris Brasil and Cosan entered into a termination agreement to terminate the Original JV Agreement. In addition, Amyris Brasil agreed to sell, its 50% ownership in Novvi S.A. to Cosan for approximately R$22,000 (approximately US$10,925 based on the exchange rate as of March 31, 2013), which represented the then-current value of its 50% equity ownership in Novvi S.A. Upon the consummation of the transaction with the shares transferring from Amyris Brasil to Cosan, the Novvi S.A. shareholders agreement automatically terminated.

Novvi LLC

In September 2011, the Company and Cosan US, Inc. (or "Cosan U.S.") formed Novvi LLC, a U.S. entity that is jointly owned by the Company and Cosan U.S. (or "Novvi"). In March 2013, the Company and Cosan U.S. entered into agreements to (i) expand their base oils joint venture to also include additives and lubricants and (ii) operate their joint venture exclusively through Novvi. Specifically, the parties entered into an Amended and Restated Operating Agreement for Novvi (referred to as the "Operating Agreement"), which sets forth the governance procedures for Novvi and the joint venture and the parties' initial contribution. The Company also entered into an IP License Agreement with Novvi (or the "IP License Agreement") under which the Company granted Novvi (i) an exclusive (subject to certain limited exceptions for the Company), worldwide, royalty-free license to develop, produce and commercialize base oils, additives, and lubricants derived from Biofene for use in automotive and industrial lubricants markets and (ii) a non-exclusive, royalty-free license, subject to certain conditions, to manufacture Biofene solely for its own products. In addition, both the Company and Cosan U.S. granted Novvi certain rights of first refusal with respect to alternative base oil and additive technologies that may be acquired by the Company or Cosan U.S. during the term of the IP License Agreement. Under these agreements, the Company and Cosan U.S. will each own 50% of Novvi and each party will share equally in any costs and any profits ultimately realized by the joint venture. Novvi is governed by a six member Board of Managers (or the "Board of Managers"), with three managers represented by each investor. The Board of Managers appoints the officers of Novvi, who are responsible for carrying out the daily operating activities of Novvi as directed by the Board of Managers. The IP License Agreement has an initial term of 20 years from the date of the agreement, subject to standard early termination provisions such as uncured material breach or a party's insolvency. Under the terms of the Operating Agreement, Cosan U.S. was obligated to fund its 50% ownership share of Novvi in cash in the amount of $10.0 million and the Company was obligated to fund its 50% ownership share of Novvi through the granting of an IP License to develop, produce and commercialize base oils, additives, and lubricants derived from Biofene for use in the automotive, commercial and industrial lubricants markets, which Cosan U.S. and Amyris agreed was valued at $10.0 million. In March 2013, the Company measured its initial contribution of intellectual property to Novvi at the Company's carrying value of the licenses granted under the IP License Agreement, which was zero. Additional funding requirements to finance the ongoing operations of Novvi are expected to happen through revolving credit or other loan facilities provided by unrelated parties (i.e. such as financial institutions); cash advances or other credit or loan facilities provided by the Company and Cosan U.S. or their affiliates; or additional capital contributions by the Company and Cosan U.S.

In April 2014, the Company purchased additional Membership Units of Novvi for an aggregate purchase price of $0.2 million. Also in April 2014, the Company contributed $2.1 million in cash in exchange of receiving additional Membership Units in Novvi. Each member owns 50% of Novvi's issued and outstanding Membership Units. The Company recorded its investment in Novvi of $2.1 million under "Other Assets" in the condensed consolidated balance sheet.

In September 2014, the Company and Cosan U.S. entered into a member senior loan agreement to grant Novvi a loan amounting to approximately $3.7 million. The loan is due on September 1, 2017 and bear interest at a rate of 0.36% per annum. Interest accrues daily and will be due and payable in arrears on September 1, 2017. The Company and Cosan U.S. each agreed to provide 50% of the loan. The Company's share of approximately $1.8 million was disbursed in two installments. The first installment of $1.2 million was made in September 2014 and the second installment of $0.6 million was made in October 2014.

The Company has identified Novvi as a VIE and determined that the power to direct activities, which most significantly impact the economic success of the joint venture (i.e. continuing research and development, marketing, sales, distribution and manufacturing of Novvi products), is equally shared between the Company and Cosan U.S. Accordingly, the Company is not the primary beneficiary and therefore accounts for its investment in Novvi under the equity method of accounting. The Company will continue to reassess its primary beneficiary analysis of Novvi if there are changes in events and circumstances impacting the power to direct activities that most significantly affect Novvi's economic success. Under the equity method, the Company's share of profits and losses are included in the "Loss from investment in affiliate" the condensed consolidated statements of operations. For the three and nine months ended September 30, 2014, the Company recorded $0.8 million and $1.0 million, respectively, of its share of Novvi's net loss. The Company recognized related party revenue from product sales to Novvi of $0.1 million and $1.0 million for the three months ended September 30, 2014 and 2013, respectively, and $0.1 million and $1.1 million for the nine months ended September 30, 2014 and 2013, respectively. The Company recognized related party revenue from the research and development activities that it has performed on behalf of Novvi of zero and zero for the three months ended September 30, 2014 and 2013, respectively, and zero and $2.6 million for the nine months ended September 30, 2014 and 2013, respectively. Related party accounts receivable from Novvi as of September 30, 2014 and December 31, 2013 were $0.2 million and $0.3 million, respectively.

Total Amyris BioSolutions B.V.

In November 2013, the Company and Total formed JVCO. The common equity of JVCO is jointly owned (50%/50%) by the Company and Total, and the preferred equity of JVCO is 100% owned by the Company. The Parties have agreed that JVCO’s purpose is limited to executing the License Agreement and maintaining such licenses under it, unless and until (i) Total elects to go forward with either the full (diesel and jet fuel) JVCO commercialization program or the jet fuel component of the JVCO commercialization program (or a “Go Decision”), (ii) Total elects to not continue its participation in the R&D Program and JVCO (or a “No-Go Decision”), or (iii) Total exercises any of its rights to buy out the Company’s interest in JVCO. Following a Go Decision, the articles and shareholders’ agreement would be amended and restated to be consistent with the shareholders’ agreement contemplated by the July 2012 Agreements (see Note 5, "Debt").

The JVCO has an initial capitalization of €0.1 million (approximately US$0.1 million based on the exchange rate as of September 30, 2014). The Company has identified JVCO as a VIE and determined that the Company is not the primary beneficiary and therefore accounts for its investment in JVCO under the equity method of accounting. Under the equity method, the Company's share of profits and losses are included in "Other income (expense), net" in the condensed consolidated statements of operations. Following a "Go" decision, no later than six months prior to July 31, 2016, the Company and Total are required to amend the July 2012 Agreements to reflect the corporate structure of JVCO, amend and restate the articles of association of JVCO, finalize and agree on a five-year plan and an initial budget, maximize economic viability and value of JVCO and enter into the Total license agreement. The Company will reevaluate its assessment in 2016 based on the specific terms of the final shareholders' agreement.

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

The joint venture agreements require the Company to fund the construction costs of the new facility and SMSA would reimburse the Company up to R$61.8 million (approximately US$25.2 million based on the exchange rate as of September 30, 2014) of the construction costs after SMA commences production. After commercialization, the Company would market and distribute Amyris renewable products produced by SMA and SMSA would sell feedstock and provide certain other services to SMA. The cost of the feedstock to SMA would be a price that is based on the average return that SMSA could receive from the production of its current products, sugar and ethanol. The Company would be required to purchase the output of SMA for the first four years at a price that guarantees the return of SMSA’s investment plus a fixed interest rate. After this four year period, the price would be set to guarantee a break-even price to SMA plus an agreed upon return.

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

The Company has a 50% ownership interest in SMA. The Company has identified SMA as a VIE pursuant to the accounting guidance for consolidating VIEs because the amount of total equity investment at risk is not sufficient to permit SMA to finance its activities without additional subordinated financial support, as well as because the related commercialization agreement provides a substantive minimum price guarantee. Under the terms of the joint venture agreement, the Company directs the design and construction activities, as well as production and distribution. In addition, the Company has the obligation to fund the design and construction activities until commercialization is achieved. Subsequent to the construction phase, both parties equally fund SMA for the term of the joint venture. Based on those factors, the Company was determined to have the power to direct the activities that most significantly impact SMA’s economic performance and the obligation to absorb losses and the right to receive benefits. Accordingly, the financial results of SMA are included in the Company’s consolidated financial statements and amounts pertaining to SMSA’s interest in SMA are reported as noncontrolling interests in subsidiaries.

The Company completed a significant portion of the construction of the new facility in 2012. The Company suspended construction of the facility in order to focus on completing and operating the Company's smaller production facility in Brotas, Brazil. In February 2014, the Company entered into an amendment to the joint venture agreement with SMSA which updated and documented certain preexisting business plan requirements related to the start-up of construction at the joint venture operated plant and set forth, among other things, (i) the extension of the deadline for the commencement of operations at the joint venture operated plant to no later than 18 months following the construction of the plant and no later than March 31, 2017, and (ii) the extension of an option held by SMSA to build a second large-scale farnesene production facility to no later than December 31, 2018 with the commencement of operations at such second facility to occur no later than April 1, 2019.

Glycotech

In January 2011, the Company entered into a production service agreement (or the "Glycotech Agreement") with Glycotech, Inc. (or "Glycotech"), under which Glycotech provides process development and production services for the manufacturing of various Company products at its leased facility in Leland, North Carolina. The Company products manufactured by Glycotech are owned and distributed by the Company. Pursuant to the terms of the Glycotech Agreement, the Company is required to pay the manufacturing and operating costs of the Glycotech facility, which is dedicated solely to the manufacture of Amyris products. The initial term of the Glycotech Agreement was for a two year period commencing on February 1, 2011 and the Glycotech Agreement renews automatically for successive one-year terms, unless terminated by the Company. Concurrent with the Glycotech Agreement, the Company also entered into a Right of First Refusal Agreement with the lessor of the facility and site leased by Glycotech (or the "ROFR Agreement"). Per conditions of the ROFR Agreement, the lessor agreed not to sell the facility and site leased by Glycotech during the term of the Glycotech Agreement. In the event that the lessor is presented with an offer to sell or decides to sell an adjacent parcel, the Company has the right of first refusal to acquire it.

The Company has determined that the arrangement with Glycotech qualifies as a VIE. The Company determined that it is the primary beneficiary of this arrangement since it has the power through the management committee over which it has majority control to direct the activities that most significantly impact Glycotech's economic performance. In addition, the Company is required to fund 100% of Glycotech's actual operating costs for providing services each month while the facility is in operation under the Glycotech Agreement. Accordingly, the Company consolidates the financial results of Glycotech. As of September 30, 2014, the carrying amounts of the consolidated VIE's assets and liabilities were not material to the Company's condensed consolidated financial statements.

The table below reflects the carrying amount of the assets and liabilities of the two consolidated VIEs for which the Company is the primary beneficiary. As of September 30, 2014, the assets include $20.6 million in property, plant and equipment, $3.7 million in other assets and $0.4 million in current assets. The liabilities include $0.2 million in accounts payable and accrued current liabilities and $0.1 million in loan obligations by Glycotech to its shareholders that are non-recourse to the Company. The creditors of each consolidated VIE have recourse only to the assets of that VIE.

	September 30,	December 31,
(In thousands)	2014	2013
Assets	$24,729	$25,730
Liabilities	357	229

The change in noncontrolling interest for the nine months ended September 30, 2014 and 2013, is summarized below (in thousands):

	2014	2013
Balance at January 1	$(584)	$(877)
Foreign currency translation adjustment	37	55
Gain (loss) attributable to noncontrolling interest	(91)	232
Balance at September 30	$(638)	$(590)

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

In June 2014, the Company entered into a collaboration agreement with Braskem S.A. and Braskem America, Inc. (or “Braskem”) and Michelin to collaborate to develop the technology to produce and possibly commercialize renewable isoprene. The term of the collaboration agreement commenced on June 30, 2014 and will continue, unless earlier terminated in accordance with the agreement, until the first to occur of (i) the date that is three (3) years following the actual date on which a work plan is completed, which date is estimated to occur on or about December 30, 2020 or (ii) the date of the commencement of commissioning of a production plant for the production of renewable isoprene. The June 2014 collaboration agreement terminated and supersedes the September 2011 collaboration agreement with Michelin, and as a result of the signing of the June 2014 collaboration agreement, the upfront payment by Michelin of $5.0 million is being rolled into the new collaboration agreement between Michelin, Braskem and the Company as Michelin's collaboration funding towards the research and development activities to be performed. In July 2014, the Company received the first contribution from Braskem to the collaboration of $2.0 million.

The Company recognized collaboration revenue for the three and nine months ended September 30, 2014, of $0.1 million under this agreement. As of September 30, 2014, $6.9 million of the total payment was recorded as "Deferred revenue" in the condensed consolidated balance sheet.

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

The Company recognized collaboration revenue for the three and nine months ended September 30, 2014, of $0.7 million and $1.7 million, respectively, and zero for the three and nine months ended September 30, 2013, respectively, under this agreement.

Collaboration Partner Master Collaboration and Joint Development Agreement

In March 2013, the Company entered into a Master Collaboration Agreement with the collaboration partner to establish a collaboration arrangement for the development and commercialization of multiple renewable flavors and fragrances (or "F&F") compounds. Under this agreement, except for rights granted under preexisting collaboration relationships, the Company granted the collaboration partner exclusive access for such compounds to specified Company intellectual property for the development and commercialization of F&F products in exchange for research and development funding and a profit sharing arrangement. The agreement superseded and expanded the prior collaboration agreement between the Company and the collaboration partner.

The agreement provides annual, up-front funding to the Company by the collaboration partner of $10.0 million for each of the first three years of the collaboration. The initial payment of $10.0 million was received by the Company in March 2013 and the second payment was received in March 2014. The Company recognized revenue under this agreement for the three months ended September 30, 2014 and 2013, of $2.5 million and $2.5 million, respectively, and for the nine months ended September 30, 2014 and 2013, of $7.5 million and $5.4 million, respectively. The agreement contemplates additional funding by the collaboration partner of up to $5.0 million under three potential milestone payments, as well as additional funding by the collaboration partner on a discretionary basis.

In September 2014, the Company entered into a supply agreement with the collaboration partner to provide product ingredients to make the finished ingredient and market and sell the finished ingredient and /or products to the flavors and fragrances market. The Company recognized revenue from product sales under this agreement of $6.6 million and $7.6 million for the three and nine months ended September 30, 2014, respectively.

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

The Company recognized collaboration revenue for the three and nine months ended September 30, 2014, of $0.4 million under this agreement.

9. Goodwill and Intangible Assets

The following table presents the components of the Company's intangible assets (in thousands):

		September 30, 2014			December 31, 2013
	Useful Life in Years	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
In-process research and development	Indefinite	$8,560	$—	$8,560	$8,560	$—	$8,560
Acquired licenses and permits	2	772	(772)	—	772	(772)	—
Goodwill	Indefinite	560	—	560	560	—	560
		$9,892	$(772)	$9,120	$9,892	$(772)	$9,120

The following table presents the activity of intangible assets for the nine months ended September 30, 2014 (in thousands):

	December 31, 2013				September 30, 2014
	Net Carrying Value	Additions	Adjustments	Amortization	Net Carrying Value
In-process research and development	$8,560	$—	$—	$—	$8,560
Acquired licenses and permits	—	—	—	—	—
Goodwill	560	—	—	—	560
	$9,120	$—	$—	$—	$9,120

The intangible assets acquired through the Draths Corporation acquisition in October 2011 of in-process research and development of $8.6 million and goodwill of $0.6 million are treated as indefinite lived intangible assets until completion or abandonment of the projects, at which time the assets will be amortized over the remaining useful life or written-off, as appropriate. If the carrying amount of the assets is greater than the measures of fair value, impairment is considered to have occurred and a write-down of the asset is recorded. Any finding that the value of its intangible assets has been impaired would require the Company to write-down the impaired portion, which could reduce the value of its assets and reduce (increase) its net income (loss) for the year in which the related impairment charges occur. As of September 30, 2014 and December 31, 2013, no impairment of the goodwill and intangible assets was recorded.

Acquired licenses and permits are amortized using a straight-line method over its estimated useful life. Amortization expense for this intangible was zero and $32,000 for the nine months ended September 30, 2014 and 2013, respectively. As of September 30, 2014, acquired licenses and permits were fully amortized.

10. Stockholders’ Deficit

Private Placement

In April 2014, the Company completed a private placement of 943,396 shares of its common stock at a price of $4.24 per share for aggregate proceeds of $4.0 million (see Note 8, "Significant Agreements").

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

Common Stock

As of September 30, 2014 the Company was authorized to issue 300,000,000 shares of common stock pursuant to the Company’s amended and restated certificate of incorporation. Holders of the Company’s common stock are entitled to dividends as and when declared by the Board, subject to the rights of holders of all classes of stock outstanding having priority rights as to dividends. There have been no dividends declared to date. The holder of each share of common stock is entitled to one vote.

Preferred Stock

Pursuant to the Company’s amended and restated certificate of incorporation, the Company is authorized to issue 5,000,000 shares of preferred stock. The Board has the authority, without action by its stockholders, to designate and issue shares of preferred stock in one or more series and to fix the rights, preferences, privileges and restrictions thereof. As of September 30, 2014 and December 31, 2013, the Company had no convertible preferred stock outstanding.

Common Stock Warrants

In December 2011, in connection with a capital lease agreement, the Company issued warrants to purchase 21,087 shares of the Company's common stock at an exercise price of $10.67 per share. The Company estimated the fair value of these warrants as of the issuance date to be $0.2 million and recorded these warrants as other assets, amortizing them subsequently over the term of the lease. The fair value was based on the contractual term of the warrants of 10 years, risk free interest rate of 2%, expected volatility of 86% and zero expected dividend yield. These warrants remain unexercised and outstanding as of September 30, 2014.

In October 2013, in connection with the issuance of the Tranche I Notes (see Note 5, "Debt"), the Company issued to Temasek contingently exercisable warrants to purchase 1,000,000 shares of the Company's common stock at an exercise price of $0.01 per share. The Company estimated the fair value of these warrants as of the issuance date at $1.3 million and recorded these warrants as debt issuance cost to be amortized over the term of the note. The fair-value was calculated using a Monte Carlo simulation valuation model based on the contractual term of the warrants of 3.4 years, risk free interest rate of 0.77%, expected volatility of 45% and zero expected dividend yield. These warrants remain unexercised and outstanding as of September 30, 2014.

Each of these warrants includes a cashless exercise provision which permits the holder of the warrant to elect to exercise the warrant without paying the cash exercise price, and receive a number of shares determined by multiplying (i) the number of shares for which the warrant is being exercised by (ii) the difference between the fair market value of the stock on the date of exercise and the warrant exercise price, and dividing such by (iii) the fair market value of the stock on the date of exercise. During nine months ended September 30, 2014 and 2013, no warrants were exercised through the cashless exercise provision.

11. Stock-Based Compensation

The Company’s stock option activity and related information for the nine months ended September 30, 2014 was as follows:

	Number Outstanding	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
				(in thousands)
Outstanding - December 31, 2013	8,409,605	$7.39	7.40	$12,393
Options granted	3,275,471	$3.55
Options exercised	(423,457)	$3.14
Options cancelled	(921,244)	$8.76
Outstanding - September 30, 2014	10,340,375	$6.23	7.60	$3,948
Vested and Expected to vest after September 30, 2014	9,539,256	$6.44	7.47	$3,598
Exercisable at September 30, 2014	4,765,036	$8.66	6.07	$1,425

The aggregate intrinsic value of options exercised under all option plans was $52,000 and $0.1 million for the three months ended September 30, 2014 and 2013, respectively, and was $0.6 million and $0.4 million for the nine months ended September 30, 2014 and 2013, respectively, determined as of the date of option exercise.

The Company’s restricted stock units (or "RSUs") and restricted stock activity and related information for the nine months ended September 30, 2014 was as follows:

	RSUs	Weighted-Average Grant-Date Fair Value	Weighted Average Remaining Contractual Life (Years)
Outstanding - December 31, 2013	2,316,437	$4.30	0.88
Awarded	1,078,300	$3.52	—
Vested	(1,192,922)	$4.62	—
Forfeited	(111,563)	$3.19	—
Outstanding - September 30, 2014	2,090,252	$3.77	1.18
Expected to vest after September 30, 2014	1,832,689	$3.77	1.09

The following table summarizes information about stock options outstanding as of September 30, 2014:

	Options Outstanding			Options Exercisable
Exercise Price	Number of Options	Weighted- Average Remaining Contractual Life (Years)	Weighted-Average Exercise Price	Number of Options	Weighted-Average Exercise Price
$0.10—$2.79	1,503,784	7.90	$2.65	707,154	$2.57
$2.81—$2.94	1,056,280	8.68	$2.88	338,539	$2.87
$2.96—$3.44	912,930	8.36	$3.14	337,746	$3.07
$3.51—$3.51	2,396,410	9.48	$3.51	—	$—
$3.55—$3.86	1,110,365	8.05	$3.83	501,208	$3.84
$3.93—$4.31	1,393,623	4.58	$4.06	1,219,784	$4.07
$4.35—$18.22	1,036,701	5.97	$13.45	873,424	$13.50
$19.61—$25.43	502,220	5.76	$21.00	443,203	$21.03
$26.84—$26.84	368,062	6.39	$26.84	283,978	$26.84
$30.17—$30.17	60,000	6.45	$30.17	60,000	$30.17
$0.10—$30.17	10,340,375	7.60	$6.23	4,765,036	$8.66

Stock-Based Compensation Expense

Stock-based compensation expense related to options and restricted stock units granted to employees and nonemployees was allocated to research and development expense and sales, general and administrative expense as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Research and development	$915	$1,132	$2,622	$3,428
Sales, general and administrative	2,657	3,301	8,147	10,183
Total stock-based compensation expense	$3,572	$4,433	$10,769	$13,611

As of September 30, 2014, there was unrecognized compensation expense of $13.1 million related to stock options, and the Company expects to recognize this expense over a weighted average period of 2.86 years. As of September 30, 2014, there was unrecognized compensation expense of $4.3 million related to RSUs, and the Company expects to recognize this expense over a weighted average period of 1.83 years.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Expected dividend yield	—%	—%	—%	—%
Risk-free interest rate	2%	2%	2%	1%
Expected term (in years)	6.06	6.10	6.09	6.10
Expected volatility	74%	81%	75%	82%

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

Nonemployee Stock–Based Compensation

During the three months ended September 30, 2014 and 2013, the Company granted options to purchase zero and 120,000 shares of its common stock, respectively, to nonemployees. During the nine months ended September 30, 2014 and 2013, the Company granted options to purchase 20,000 and 140,000 shares of its common stock, respectively, to nonemployees in exchange for services. Compensation expense of $0.1 million and $14,000 was recorded for the three months ended September 30, 2014 and 2013, respectively, and $0.2 million and $37,000 was recorded for the nine months ended September 30, 2014 and 2013, respectively, for stock-based options granted to nonemployees. The nonemployee options were valued using the Black-Scholes option pricing model.

During the three and nine months ended September 30, 2014 and 2013, no restricted stock units, were granted to nonemployees. A reduction to stock-based compensation expense of $5,000 and stock-based compensation expense of $8,000 was recorded by the Company for the three months ended September 30, 2014 and 2013, respectively, and stock-based compensation expense of $4,000 and $47,000 for the nine months ended September 30, 2014 and 2013, respectively, for the restricted stocks granted to nonemployees.

The fair value of nonemployee stock options was estimated using the following weighted-average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Expected dividend yield	—%	—%	—%	—%
Risk-free interest rate	2%	1%	2%	1%
Expected term (in years)	5.44	4.00	5.79	5.30
Expected volatility	74%	81%	75%	82%

12. Employee Benefit Plan

The Company established a 401(k) Plan to provide tax deferred salary deductions for all eligible employees. Participants may make voluntary contributions to the 401(k) Plan up to 90% of their eligible compensation, limited by certain Internal Revenue Service (or the "IRS") restrictions. Effective January 2014, the Company implemented a discretionary employer match plan whereby the Company will match employee contributions up to the IRS limit or 90% of compensation, with a minimum one year of service required for vesting. The total matching amount for the three and nine months ended September 30, 2014 was $0.1 million and $0.3 million, respectively.

13. Related Party Transactions

Letter Agreements with Total

In March 2013 and April 2014, respectively, the Company entered into letter agreements with Total that reduced the respective conversion prices of certain convertible promissory notes issuable under the Total Purchase Agreement, as described under “Related Party Convertible Notes” in Note 5, "Debt."

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

In August 2013, the Company entered into a securities purchase agreement by and among the Company, Total and Temasek, each a beneficial owner of more than 5% of the Company's existing common stock at the time of the transaction, for a private placement of convertible promissory notes in an aggregate principal amount of $73.0 million. The initial closing of the August 2013 Financing was completed in October 2013 for the sale of approximately $42.6 million of the Tranche I Notes and the second closing of the August 2013 Financing for the sale of approximately $30.4 million of the Tranche II Notes was completed in January 2014 (the Company issued to Temasek $25.0 million of Tranche II Notes for cash and Total purchased approximately $6.0 million of Tranche II Notes through cancellation of the same amount of principal of previously outstanding convertible promissory notes held by Total (in respect of Total's preexisting contractual right to maintain its pro rata ownership position through such cancellation)). See “Related Party Convertible Notes” in Note 5, “Debt."

In September 2013, the Company entered into a bridge loan agreement with an existing investor to provide additional cash availability of up to $5.0 million as needed before the initial closing of the August 2013 Financing. The Company did not use this facility and it expired in October 2013 in accordance with its terms.

In October 2013, the Company sold and issued a senior secured promissory note to Temasek for a bridge loan of $35.0 million. The note was due on February 2, 2014 and accrued interest at a rate of 5.5% each four months from October 4, 2013 (with a rate of 2% per month if a default occurred). The note was cancelled as payment for the investor’s purchase of Tranche I Notes in the August 2013 Financing. See "Related Party Convertible Notes" in Note 5, "Debt."

In December 2013, the Company agreed (i) to exchange the $69.0 million outstanding Total unsecured convertible notes and issue a replacement 1.5% senior secured convertible notes, in principal amounts equal to the principal amount of each cancelled note and (ii) that all notes issued in connection with a third closing under the Total Purchase Agreement will be senior secured convertible notes instead of senior unsecured convertible notes (see "Related Party Convertible Notes" in Note 5, "Debt").

In April 2014, the Company and Total entered into the March 2014 Letter Agreement under which the Company agreed to, (i) amend the conversion price of the convertible notes to be issued in the third closing under the Total Purchase Agreement from $7.0682 to $4.11 subject to stockholder approval at the Company's 2014 annual meeting (which was obtained in May 2014), (ii) extend the period during which Total may exchange for other Company securities certain outstanding convertible promissory notes issued under the July 2012 Agreements from June 30, 2014 to the later of December 31, 2014 and the date on which the Company shall have raised $75.0 million of equity and/or convertible debt financing (excluding any convertible promissory notes issued pursuant to the Total Purchase Agreement), (iii) eliminate the Company’s ability to qualify, in a disclosure letter to Total, certain of the representations and warranties that the Company must make at the closing of any third closing sale, and (iv) beginning on March 31, 2014, provide Total with monthly reporting on the Company’s cash, cash equivalents and short-term investments. In consideration of these agreements, Total agreed to waive its right not to consummate the closing of the issuance of the third closing notes if it had decided not to proceed with the collaboration and made a "No-Go" decision with respect thereto.

In May 2014, the Company sold and issued 144A Notes pursuant to the Rule 144A Convertible Note Offering. In connection with obtaining a waiver from one of its existing investors, Total, of its preexisting contractual right to exchange certain senior secured convertible notes previously issued by Amyris for new notes issued in the Rule 144A Convertible Note Offering, Amyris used approximately $9.7 million of the net proceeds of the Rule 144A Convertible Note Offering to repay such amount of previously issued notes (representing the amount of notes purchased by Total from the Initial Purchaser under the Rule 144A Convertible Note Offering). Additionally, Foris Ventures, LLC (a fund affiliated with John Doerr) and Temasek each participated in the Rule 144A Convertible Note Offering and purchased $5.0 million and $10.0 million, respectively, of the convertible promissory notes sold thereunder (see "Related Party Convertible Notes" in Note 5, “Debt").

In July 2014 , the Company sold and issued a 1.5% Senior Secured Convertible Note to Total in the face amount of $10.85 million with a March 1, 2017 maturity date pursuant to the Total Purchase Agreement as discussed under "Related Party Convertible Notes" in Note 5, "Debt." This sale constituted the initial tranche of the $21.7 million third closing under the Total Purchase Agreement. This convertible note has an initial conversion price equal to $4.11 per share of the Company's common stock.

As of September 30, 2014 and December 31, 2013, convertible notes with related parties were outstanding in aggregate principal amount of $110.8 million and $89.5 million, respectively, net of debt discount of $55.9 million and $23.9 million, respectively. The Company recorded a loss of zero from extinguishment of debt from the settlement, exchange and cancellation of related party convertible notes for the three months ended September 30, 2014 and 2013. The Company recorded a loss of $10.5 million and zero from extinguishment of debt from the settlement, exchange and cancellation of related party convertible notes for the nine months ended September 30, 2014 and 2013, respectively.

The fair value of the derivative liability related to the related party convertible notes as of September 30, 2014 and December 31, 2013 was $112.8 million and $116.8 million, respectively. The Company recognized for the three months ended September 30, 2014 and 2013, a $3.1 million loss and a $4.7 million gain from change in fair value of the derivative instruments, respectively, and, for the nine months ended September 30, 2014 and 2013, a $68.2 million and $7.2 million gain from change in fair value of the derivative instruments, respectively, related to these derivative liabilities (see Note 3, "Fair Value of Financial Instruments").

Related Party Revenue

The Company recognized related party revenue from product sales to Novvi of $0.1 million and $1.0 million for the three months ended September 30, 2014 and 2013, respectively, and $0.1 million and $1.1 million for the nine months ended September 30, 2014 and 2013, respectively. The Company recognized related party revenue from research and development activities that it has performed on behalf of Novvi of zero and zero for the three months ended September 30, 2014 and 2013, respectively, and zero and $2.6 million for the nine months ended September 30, 2014 and 2013, respectively. Related party accounts receivable from Novvi as of September 30, 2014 and December 31, 2013 was $0.2 million and $0.3 million, respectively.

The Company recognized related party revenue from product sales to Total of $0.2 million and $3,500 for the three months ended September 30, 2014 and 2013, respectively, and $0.3 million and $39,000 for the nine months ended September 30, 2014 and 2013, respectively. Related party accounts receivable from Total as of September 30, 2014 and December 31, 2013, were $0.2 million and $0.2 million, respectively.

Joint Venture

In November 2013, the Company and Total formed JVCO as discussed above under “Joint Venture and Noncontrolling Interest” in Note 7.

Pilot Plant Agreements

In May 2014, the Company received the final consents necessary for the Pilot Plant Services Agreement (or "Pilot Plant Services Agreement") and a Sublease Agreement (or the "Sublease Agreement"), each dated as of April 4, 2014 (collectively the “Pilot Plant Agreements”), between the Company and Total. The Pilot Plant Agreements generally have a term of five years. Under the terms of the Pilot Plant Services Agreement, the Company will provide certain fermentation and downstream separations scale-up services and training to Total and will receive an aggregate annual fee payable by Total for all services in the amount of up to approximately $0.9 million. Under the Sublease Agreement, the Company will receive an annual base rent payable by Total of approximately $0.1 million. As of September 30, 2014, the Company had received $0.7 million in cash under the Pilot Plant Agreements from Total. In connection with these arrangements, a sublease payment of $0.1 million and service fees of $0.4 million were offset against cost and operating expenses for the three and nine months ended September 30, 2014. As of September 30,

2014, $0.2 million of cash received under the Pilot Plant Agreements from Total was recorded as "Accrued and other current liabilities" on the condensed consolidated balance sheet.

14. Income Taxes

For the three months ended September 30, 2014 and 2013, the Company recorded a provision for income taxes of $0.1 million and a benefit from income taxes of $1.4 million, respectively, and for the nine months ended September 30, 2014 and 2013, the Company recorded a provision for income taxes of $0.4 million and a benefit from income taxes of $1.0 million, respectively. The provision for income taxes for the three and nine months ended September 30, 2014 consisted of an accrual of Brazilian withholding tax on intercompany interest liability. In September 2013, the Company entered into a letter agreement with Amyris Brasil, agreeing to convert outstanding principal of approximately R$89.7 million (US$40.2 million based on the exchange rate as of September 30, 2013) of intercompany loans into equity in Amyris Brasil. The converted amount excluded accrued interest on the intercompany loan subject to conversion and, therefore, the Company is no longer subject to potential withholding taxes on the loan interest. As a result, the Company recorded a tax benefit of approximately $1.6 million related to the reversal of previously accrued withholding taxes. Other than the above mentioned provision for income tax, no additional provision for income taxes has been made, net of the valuation allowance, due to cumulative losses since the commencement of operations.

As of September 30, 2014, the IRS has completed its audit of the Company for tax year 2008 which concluded that there were no adjustments resulting from the audit. While the statutes are closed for tax year 2008, the US federal tax carryforwards (net operating losses and tax credits) may be adjusted by the IRS in the year in which the carryforward is utilized.

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

Revenues by geography are based on the location of the customer. The following tables set forth revenue and long-lived assets by geographic area (in thousands):

Revenues

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
United States	$10,189	$2,037	$14,977	$12,060
Brazil	1,933	1,046	3,983	3,123
Europe	2,836	2,829	9,174	7,059
Asia	1,383	1,092	3,555	3,480
Total	$16,341	$7,004	$31,689	$25,722

Long-Lived Assets

	September 30, 2014	December 31, 2013
United States	$46,836	$54,015
Brazil	80,632	85,891
Europe	638	685
Total	$128,106	$140,591

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

The components of accumulated other comprehensive loss are as follows (in thousands):

	September 30, 2014	December 31, 2013
Foreign currency translation adjustment, net of tax	$(23,877)	$(20,087)
Total accumulated other comprehensive loss	$(23,877)	$(20,087)

17. Net Income (Loss) Attributable to Common Stockholders and Net Income (Loss) per Share

The Company computes net income (loss) per share in accordance with ASC 260, “Earnings per Share.” Basic net income (loss) per share of common stock is computed by dividing the Company’s net income (loss) attributable to Amyris, Inc. common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per share of common stock is computed by giving effect to all potentially dilutive securities, including stock options, restricted stock units, common stock warrants, convertible promissory notes using the treasury stock method or the as converted method, as applicable. For the three months ended September 2014 and 2013 and for the nine months ended September 30, 2013, basic net loss per share was the same as diluted net loss per share because the inclusion of all potentially dilutive securities outstanding was anti-dilutive. As such, the numerator and the denominator used in computing both basic and diluted net loss are the same.

The following table presents the calculation of basic and diluted net loss per share of common stock attributable to Amyris, Inc. common stockholders (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Numerator:
Net loss attributable to Amyris, Inc. common stockholders	$(36,641)	$(24,199)	$(55,735)	$(95,689)
Interest on convertible debt	—	—	4,835	—
Accretion of debt discount	—	—	3,856	—
Gain from change in fair value of derivative instruments	—	—	(57,580)	—
Net loss attributable to Amyris, Inc. common stockholders after assumed conversion	$(36,641)	$(24,199)	$(104,624)	$(95,689)

Denominator:
Weighted average shares of common stock outstanding for basic EPS	78,980,402	76,205,853	78,146,365	75,167,877
Basic loss per share	$(0.46)	$(0.32)	$(0.71)	$(1.27)

Weighted average shares of common stock outstanding	78,980,402	76,205,853	78,146,365	75,167,877
Effect of dilutive securities:
Convertible promissory notes	—	—	32,968,436	—
Weighted common stock equivalents	—	—	32,968,436	—

Diluted weighted-average common shares	78,980,402	76,205,853	111,114,801	75,167,877
Diluted loss per share	$(0.46)	$(0.32)	$(0.94)	$(1.27)

The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share of common stock because including them would have been anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Period-end stock options to purchase common stock	10,340,375	9,136,514	10,340,375	9,136,514
Convertible promissory notes	72,367,114	20,110,650	39,283,005	20,110,650
Period-end common stock subject to repurchase	—	1	—	1
Period-end common stock warrants	1,021,087	21,087	1,021,087	21,087
Period-end restricted stock units	2,090,252	2,635,185	2,090,252	2,635,185
Total	85,818,828	31,903,437	52,734,719	31,903,437

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

Trademarks

Amyris®, the Amyris logo, Biofene®, Neossance®, Myralene and No Compromise® are trademarks or registered trademarks of Amyris, Inc. This report also contains trademarks and trade names of other businesses that are the property of their respective holders.

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

Our first purpose-built, large-scale Biofene production plant commenced operations in southeastern Brazil in December 2012. This plant is located in Brotas, in the state of São Paulo, Brazil, and is adjacent to an existing sugar and ethanol mill, Tonon Bioenergia (formerly Paraíso Bioenergia and referred to herein as Paraíso). We have also advanced initial construction of a second large-scale production plant in Brazil, located at the SMSA sugar and ethanol mill also in the state of São Paulo, Brazil, for which we intend to complete the construction when market developments support the start-up of that plant.

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

Total Relationship

In July 2012 and December 2013, we entered into a series of agreements to establish a research and development program and form a joint venture with Total Energies Nouvelles Activités USA (formerly known as Total Gas & Power USA, SAS, and referred to as Total) to produce and commercialize Biofene-based diesel and jet fuels, and successfully formed such joint venture in December 2013 (or the "July 2012 Agreements"). With an exception for our fuels business in Brazil, the collaboration and joint venture established the exclusive means for us to develop, produce and commercialize fuels from Biofene. We granted the joint venture exclusive licenses under certain of our intellectual property to make and sell joint venture products. We also granted the joint venture, in the event of a buy-out of our interest in the joint venture by Total (which Total is entitled to do under certain circumstances described below), a non-exclusive license to optimize or engineer yeast strains used by us to produce farnesene for the joint venture’s diesel and jet fuels. As a result of these licenses, Amyris generally no longer has an independent right to make or sell Biofene fuels outside of Brazil without the approval of Total.

Our agreements with Total relating to our fuels collaboration created a convertible debt financing structure for funding the research and development program. The collaboration agreements contemplated approximately $105.0 million in financing for the collaboration, of which Total has funded approximately $94.2 million to date. Total is committed to fund the remaining $10.85 million by January 2015. If Total chooses not to continue participating at certain "Go/No-Go" decision points during the program, licenses to our technology would terminate, and the notes would remain outstanding and become payable at maturity unless otherwise converted in accordance with their terms. If Total makes a final "Go" decision with respect to the full fuels collaboration, then the notes will be exchanged by Total for equity interests in the joint venture, after which the notes will not be convertible and any obligation to pay principal or interest on the exchanged notes (or a portion thereof) will be extinguished. In case of a "Go" decision only with respect to jet fuel, the parties would form an operational joint venture only for jet fuel (and the rights associated with diesel would terminate), 70% of the outstanding notes would remain outstanding and become payable, and 30% of the outstanding notes would be cancelled. If Total makes a "No-Go" decision, all the outstanding notes will remain outstanding and become payable upon maturity.

In April 2014, we and Total entered into a letter agreement dated as of March 29, 2014 (or the March 2014 Letter Agreement) to amend the Amended and Restated Master Framework Agreement entered into as of December 2, 2013 (included as part of documents entered into in connection with the Total joint venture). Under the March 2014 Letter Agreement, we agreed to (i) amend the conversion price of the remaining $21.7 million of convertible notes from $7.0682 to $4.11 (of which $10.85 million was funded in July 2014), (ii) extend the period during which Total may exchange for other Amyris securities certain outstanding convertible promissory notes issued under the July 2012 purchase agreement that we entered into with Total from June 30, 2014 to the later of December 31, 2014 and the date on which we shall have raised $75.0 million of equity and convertible debt financing (excluding any convertible promissory notes issued pursuant to the Total Purchase Agreement), (iii) eliminate our ability to qualify, in a disclosure letter to Total, certain of the representations and warranties that we must make at the third closing of any sale thereunder, and (iv) provide Total with monthly reporting on our cash, cash equivalents and short-term investments. In consideration of these agreements, Total agreed to waive its right not to consummate the closing of the issuance of the third closing notes if it decided not to proceed with the collaboration and made a "No-Go" decision with respect thereto, subject to us obtaining stockholder approval of the issuance of the of securities at a third closing sale at the New Conversion Price.

Sales and Revenue

To commercialize our initial Biofene-derived product, squalane, in the cosmetics sector for use as an emollient, we have entered into certain marketing and distribution agreements in Europe, Asia, and North America. As an initial step towards commercialization of Biofene-based diesel, we have entered into agreements with municipal fleet operators in Brazil. Our diesel fuel is supplied to the largest Company in Brazil's fuel distribution segment which blends our product with petroleum diesel and sells to a number of bus fleet operators. Pursuant to our agreements with Total, future commercialization of our diesel and jet fuel products outside of Brazil would generally occur exclusively through JVCO. For the industrial lubricants market, we established a joint venture with Cosan for the worldwide development, production and commercialization of renewable base oils in the lubricant sector. In the third quarter we sold to one of our collaboration partners, a new product for the flavors and fragrances market that we began manufacturing at our Brotas facility in Brazil. This new product constituted approximately 58% of our total product revenues for the quarter.

Financing

In 2013, and through the third quarter of 2014, we completed multiple financings involving loans, convertible debt and equity offerings. We completed private placements of 6,567,299 shares of common stock in 2013 for aggregate proceeds of $20.0 million, of which $15.0 million was from the receipt of funds from a private placement that closed in December 2012 and $5.0 million was from the final tranche of a private placement that closed in March 2013. We also raised $72.6 million in 2013 from an offering of senior unsecured convertible promissory notes pursuant to the August 2013 Financing and research and development funding from Total.

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

In March 2013, we completed a private placement of 1,533,742 of our common stock to Biolding Investment SA (or Biolding) for aggregate proceeds of $5.0 million. This private placement represented the final tranche of Biolding's preexisting contractual obligation to fund $15.0 million upon satisfaction by us of certain criteria associated with the commissioning of our production plant in Brotas, Brazil.

In March 2013, we entered into a letter agreement with Total (or the March 2013 Letter Agreement). Under the March 2013 Letter Agreement, we sold and issued a $10.0 million senior unsecured convertible note to Total with an initial conversion price of $3.08 per share in June 2013. Subsequently, in July 2013, we sold and issued a $20.0 million senior unsecured convertible note to Total with the same initial conversion price of $3.08 per share as the note sold in June 2013. The July 2013 purchase and sale completed Total's commitment to purchase $30.0 million of such notes by July 2013. In April 2014, we entered into the March 2014 Letter Agreement. Under the March 2014 Letter Agreement, we agreed to sell and issue $21.7 million in senior unsecured convertible note to Total with an initial conversion price of $4.11 per share in a third closing to occur in two installments ($10.85 million was sold and issued in July 2014 and the second installment is to be sold and issued In January 2015). The January 2015 installment will complete Total's commitment to purchase $21.7 million of such notes by that date.

In October 2013, we completed an additional private placement of convertible promissory notes in the August 2013 Financing as defined and described in more detail below under "Liquidity and Capital Resources."

In December 2013, we agreed to complete an additional private placement of a portion of the second tranche of convertible promissory notes in the August 2013 Financing, as described in more detail below under "Liquidity and Capital Resources." In January 2014, we completed the offering of convertible promissory notes in the second tranche of the August 2013 Financing.

In March 2014, we and Kuraray Co., Ltd. (or Kuraray) entered into a securities purchase agreement under which we agreed to sell shares of our common stock at a price equal to the greater of $2.88 per share or the average daily closing prices per share on the NASDAQ Stock Market for the three month period ending March 27, 2014, for an aggregate purchase price of $4.0 million. In April 2014, we completed the sale of common stock to Kuraray and issued 943,396 shares of our common stock at a price per share of $4.24 for aggregate proceeds of approximately $4.0 million.

In June 2014, we and Hercules Technology Growth Capital, Inc. (or Hercules) entered into a first amendment (or the Hercules Amendment) of the Loan and Security Agreement entered into on March 29, 2014 (as amended, referred to as the Hercules Loan Facility) under which we have received from Hercules, in two tranches, secured debt in the aggregate amount of $30.0 million. The Hercules Loan Facility is described in more detail below under "Liquidity and Capital Resources."

In May 2014, we sold and issued $75.0 million aggregate principal amount of 6.50% Convertible Senior Notes due 2019 to Morgan Stanley & Co. LLC as the initial purchaser (or the Initial Purchaser) in a private placement, and for initial resale by the Initial Purchaser to qualified institutional buyers pursuant to Rule 144A of the Securities Act in the Rule 144A Convertible Note Offering (as defined and described in more detail below under "Liquidity and Capital Resources").

In July 2014, we closed on the initial installment of the $21.7 million in convertible notes from Total under the July 2012 Agreements as described in more detail in Note 5, "Debt", in the amount of $10.85 million and expect the second installment to occur within six months of such initial installment.

Liquidity

We have incurred significant losses since our inception and believe that we will continue to incur losses and negative cash flow from operations through at least 2014. As of September 30, 2014, we had an accumulated deficit of $877.2 million and had cash, cash equivalents and short term investments of $68.6 million. We have significant outstanding debt and contractual obligations related to purchase commitments, as well as capital and operating leases. As of September 30, 2014, our debt, net of discount of $83.4 million, totaled $229.5 million, of which $13.3 million matures within the next twelve months. In addition to upcoming debt maturities, our debt service obligations over the next twelve months are significant, including $92.0 million of anticipated interest payments (excluding interest paid in kind by adding to outstanding principal) and a potential early conversion payment of up to approximately $18.9 million (assuming all note holders convert) that could become due at any time after May 15, 2015 under our outstanding 144A Notes. Additionally, our debt agreements contain various covenants, including restrictions on business that could cause us to be at risk of defaults.

In addition to cash contributions from product sales and debt and equity financings, we depend on collaboration funding to support our operating expenses. While part of this funding is committed based on existing collaboration agreements, in order to maintain collaboration funding levels equivalent to prior years as contemplated by our operating plan for 2014, we will need to identify and obtain funding under additional collaborations that are not yet subject to any definitive agreement or are not yet identified. In addition, some of our anticipated collaboration funding under existing agreements is subject to our achievement of milestones or other funding conditions.

If we are unable to generate sufficient cash contributions from product sales or sufficient additional payments from existing and new collaboration partners, we will need to obtain additional funding from equity financings (which could include issuances of preferred or discounted equity), and may need to obtain credit facilities and loans, agree to burdensome covenants, grant further security interests in our assets, enter into collaboration and licensing arrangements that require it to relinquish commercial rights, or grant licenses on terms that are not favorable. If we fail to generate positive gross margins product sales or secure such funding, we could be forced to curtail our operations, which would have a material adverse effect on our ability to continue with our business plans.

Results of Operations

Comparison of Three Months Ended September 30, 2014 and 2013

Revenues

	Three Months Ended September 30,		Year-to-Year Change	Percentage Change
	2014	2013
	(Dollars in thousands)
Revenues
Renewable product sales	$11,112	$3,138	$7,974	254%
Related party renewable product sales	368	1,006	(638)	(63)%
Total product sales	11,480	4,144	7,336	177%
Grants and collaborations revenue	4,861	2,860	2,001	70%
Related party grants and collaborations revenue	—	—	—	nm
Total grants and collaborations revenue	4,861	2,860	2,001	70%
Total revenues	$16,341	$7,004	$9,337	133%
______________
nm= not meaningful

Our total revenues increased by $9.3 million to $16.3 million for the three months ended September 30, 2014, as compared to the same period in the prior year due to increased revenues from product sales and grants and collaborations.

Product sales increased by $7.3 million to $11.5 million for the three months ended September 30, 2014, as compared to the same period in the prior year resulting primarily from sales of flavors and fragrances products. Contributing also to the increase in product sales were increase in the sales of squalane and farnesane to existing and new customers compared to the same period in the prior year. This increase was partly offset by a reduction in related party sales of farnesene.

Grants and collaborations revenue increased by $2.0 million to $4.9 million for the three months ended September 30, 2014, as compared to the same period in the prior year, with such increase resulting from an increase of $1.4 million in collaborations revenue from new and existing collaborations, a $0.6 million of government grant revenue under the DARPA Technology Investment Agreement with the Defense Advanced Research Projects Agency (referred to as DARPA) resulting mainly from the timing of the project's revenue milestones and $0.4 million in government grant revenue from the subcontract with Lawrence Berkeley National Laboratory, which was partly offset by a $0.6 million decrease in government revenue from the National Renewable Energy Lab as a result of the project being completed during 2013.

Cost and Operating Expenses

	Three Months Ended September 30,		Year-to-Year Change	Percentage Change
	2014	2013
	(Dollars in thousands)
Cost of products sold	$10,146	$8,328	$1,818	22%
Loss on purchase commitments and write-off of production assets	193	—	193	nm
Research and development	12,940	13,370	(430)	(3)%
Sales, general and administrative	14,356	13,057	1,299	10%
Total cost and operating expenses	$37,635	$34,755	$2,880	8%

Cost of Products Sold

Our cost of products sold includes cost of raw materials, labor and overhead, amounts paid to contract manufacturers, period costs related to inventory write-downs resulting from applying lower of cost or market inventory valuations, and costs related to scale-up in production of such products. Our cost of products sold increased by $1.8 million to $10.1 million for the three months ended September 30, 2014, as compared to the same period in prior year, due primarily to the cost of the flavors and fragrances products sold, offset by the lower cost of production along with a reduction in current period lower of cost or market adjustments as a result of higher production volumes and overall manufacturing cost reduction efforts. Our farnesene cash production costs per liter, have steadily declined since the commencement of production at our manufacturing facility in Brotas, Brazil, consistent with increases in volume and production efficiency, resulting in a decline of approximately one-third, as of our latest production runs in October 2014 compared to those produced in December 2013. We expect the downward trend in cash production costs per liter to continue as we continually improve strains, improve operational efficiency and/or increase volumes. Cash production costs per liter, a non-GAAP measure, includes costs of feedstock, nutrients and other chemical ingredients, labor, utilities and other plant overhead.

Research and Development Expenses

Our research and development expenses decreased by $0.4 million to $12.9 million for the three months ended September 30, 2014, as compared to the same period in the prior year, primarily as a result of a decrease in overhead expenses of $0.7 million from our overall cost reduction efforts and lower spending to manage our operating costs and a decrease of $0.3 million in personnel related expenses and lower stock-based compensation, offset by the write off of leasehold improvements at our Pilot Plant of $0.8 million. Research and development expenses included stock-based compensation expense of $0.9 million and $1.1 million during the three months ended September 30, 2014 and 2013, respectively.

Sales, General and Administrative Expenses

Our sales, general and administrative expenses increased by $1.3 million to $14.4 million for the three months ended September 30, 2014, as compared to the same period in the prior year, primarily due to an increase in expenses for consulting and outside services and an increase in salaries and benefits and relocation expenses related to hiring in the 2014 period, offset in part by a decrease in stock-based compensation. Sales, general and administrative expenses included stock-based compensation expense of $2.7 million and $3.3 million during the three months ended September 30, 2014 and 2013, respectively.

Other Income (Expense)

	Three Months Ended September 30,		Year-to-Year Change	Percentage Change
	2014	2013
	(Dollars in thousands)
Other income (expense):
Interest income	$100	$21	$79	376%
Interest expense	(8,620)	(2,110)	(6,510)	309%
Gain (loss) from change in fair value of derivative instruments	(6,000)	4,596	(10,596)	(231)%
Loss from extinguishment of debt	—	—	—	nm
Loss from investment in affiliate	(778)	—	(778)	nm
Other income (expense), net	54	(419)	473	(113)%
Total other income (expense)	$(15,244)	$2,088	$(17,332)	(830)%
______________
nm= not meaningful

Total other expense increased by $17.3 million to $15.2 million for the three months ended September 30, 2014, as compared to the same period in prior year primarily attributable to an increase in interest expense of $6.5 million associated with our increased borrowings and an increase in loss from change in fair value of derivative instruments of $10.6 million due to a change in the fair value of our compound embedded derivative liability associated with our senior secured promissory notes as a result of the changes in the inputs used in the valuation models from one reporting period to another, such as stock price, credit risk rate and estimated stock volatility and the change in fair value of our interest rate swap derivative liability.

Comparison of Nine Months Ended September 30, 2014 and 2013

Revenues

	Nine Months Ended September 30,		Year-to-Year Change	Percentage Change
	2014	2013
	(Dollars in thousands)
Revenues
Renewable product sales	$18,333	$10,130	$8,203	81%
Related party renewable product sales	402	1,182	(780)	(66)%
Total product sales	18,735	$11,312	7,423	66%
Grants and collaborations revenue	12,954	11,763	1,191	10%
Related party grants and collaborations revenue	—	2,647	(2,647)	(100)%
Total grants and collaborations revenue	12,954	14,410	(1,456)	(10)%
Total revenues	$31,689	$25,722	$5,967	23%

Our total revenues increased by $6.0 million to $31.7 million for the nine months ended September 30, 2014, as compared to the same period in the prior year due to increased revenues from product sales.

Product sales increased by $7.4 million to $18.7 million for the nine months ended September 30, 2014, as compared to the same period in the prior year, resulting primarily from $7.6 million in sales of our flavors and fragrances product. Contributing to the increase were also sales of squalane and farnesane to existing and new customers compared to the same period in the prior year. This increase was partly offset by a reduction in related party sales of farnesene.

Total grants and collaborations revenue decreased by $1.5 million to $13.0 million for the nine months ended September 30, 2014, as compared to the same period in the prior year, with such reduction resulting primarily from a decrease of $0.9 million in government grant revenue from the Department of Energy (referred to as DOE), a decrease of $2.1 million in government grant revenue from the National Renewable Energy Lab as a result of the project being completed during 2013, a decrease of $0.3 million in government grant revenue under the DARPA Technology Investment Agreement with DARPA resulting mainly from the timing of the project's revenue milestone and decrease of $2.6 million in collaboration research services recognized for research and development activities performed on behalf of Novvi, partly offset in part by an increase of $3.9 million in collaborations revenue and increase of $0.6 million government grant revenue from the subcontract with Lawrence Berkeley National Laboratory.

Cost and Operating Expenses

	Nine Months Ended September 30,		Year-to-Year Change	Percentage Change
	2014	2013
	(Dollars in thousands)
Cost of products sold	$23,893	$26,141	$(2,248)	(9)%
Loss on purchase commitments and write-off of production assets	352	8,423	(8,071)	(96)%
Research and development	38,101	43,116	(5,015)	(12)%
Sales, general and administrative	41,726	42,602	(876)	(2)%
Total cost and operating expenses	$104,072	$120,282	$(16,210)	(13)%

Cost of Products Sold

Our cost of products sold decreased by $2.2 million to $23.9 million for the nine months ended September 30, 2014, as compared to the same period in the prior year due to lower cost of production, along with a reduction in current period lower of cost or market adjustments as a result of higher production volumes and overall manufacturing cost reduction efforts. Our farnesene cash production costs per liter, have steadily declined since the commencement of production at our manufacturing facility in Brotas, Brazil, consistent with increases in volume and production efficiency, resulting in a decline of approximately one-third, as of our latest production runs in October 2014 compared to those produced in December 2013. We expect the downward trend in cash production costs per liter to continue as we continually improve strains, operational efficiency and/or increase volumes. Cash production costs per liter, a non-GAAP measure, includes costs of feedstock, nutrients and other chemical ingredients, labor, utilities and other plant overhead.

Loss on Purchase Commitments and Write-Off of Production Assets

Our loss on purchase commitments and write-off of production assets decreased by $8.1 million to $0.4 million for the nine months ended September 30, 2014, as compared to the same period in the prior year mainly due to the loss related to the termination and settlement in 2013 of our existing agreement with Tate & Lyle, one of our contract manufacturers.

Research and Development Expenses

Our research and development expenses decreased by $5.0 million to $38.1 million for the nine months ended September 30, 2014, as compared to the same period in the prior year primarily as a result of our overall cost reduction efforts and lower spending to manage our operating costs. The decrease is attributable to a $2.8 million reduction in personnel-related expenses and lower stock-based compensation expenses, a $0.4 million decrease in consulting and outside services and a $2.5 million reduction in laboratory supplies and equipment and other allocated overhead expenses, offset by the write off of leasehold improvements at our Pilot Plant of $0.8 million. Research and development expenses included stock-based compensation expense of $2.6 million and $3.4 million during the nine months ended September 30, 2014 and 2013, respectively.

Sales, General and Administrative Expenses

Our sales, general and administrative expenses decreased by $0.9 million to $41.7 million for the nine months ended September 30, 2014, as compared to the same period in the prior year primarily as a result of our overall cost reduction efforts and lower spending to manage our operating costs. The decrease is attributable to a $3.2 million reduction in personnel-related expenses and lower stock-based compensation expenses, offset by $2.0 million increase in allocated other overhead expenses and $0.3 million increase in consulting and outside services. Sales, general and administrative expenses included stock-based compensation expense of $8.1 million and $10.2 million during the nine months ended September 30, 2014 and 2013, respectively.

Other Income (Expense)

	Nine Months Ended September 30,		Year-to-Year Change	Percentage Change
	2014	2013
	(Dollars in thousands)
Other income (expense):
Interest income	$304	$114	$190	167%
Interest expense	(20,172)	(5,230)	(14,942)	286%
Gain (loss) from change in fair value of derivative instruments	48,148	5,381	42,767	795%
Loss from extinguishment of debt	(10,512)	—	(10,512)	nm
Loss from investment in affiliate	(988)	—	(988)	nm
Other income (expense), net	147	(2,115)	2,262	(107)%
Total other income (expense)	$16,927	$(1,850)	$18,777	(1,015)%
______________
nm= not meaningful

Total other income increased by $18.8 million to $16.9 million for the nine months ended September 30, 2014, as compared to the same period in the prior year primarily attributable to an increase in the gain from the change in fair value of derivative instruments of $42.8 million, which increase was due to a change in the fair value of our compound embedded derivative liability associated with our senior secured promissory notes as a result of the changes in the inputs used in the valuation models from one reporting period to another, such as stock price, credit risk rate and estimated stock volatility and the change in fair value of our interest rate swap derivative liability, and a decrease of $2.3 million in other expense, net primarily due to an increase in unrealized gain on foreign currency translation due to the appreciation of the U.S. dollar versus the Brazilian real. The increase was offset by a $10.5 million loss on the extinguishment of debt in the 2014 period related to Total’s conversion of a portion of their outstanding notes issued under the collaboration agreements with Total into the Tranche II Notes (as defined and described below under Liquidity and Capital Resources) and loss from extinguishment of Total convertible notes in connection with the Rule 144A Convertible Note Offering and a $14.9 million increase in interest expense associated with our increased borrowings to fund operations.

Liquidity and Capital Resources

	September 30, 2014	December 31, 2013
	(Dollars in thousands)
Working capital (deficit)	$59,371	$(382)
Cash and cash equivalents and short-term investments	$68,603	$8,296
Debt and capital lease obligations	$230,345	$153,305
Accumulated deficit	$(877,173)	$(821,438)

	Nine Months Ended September 30,
	2014	2013
	(Dollars in thousands)
Net cash used in operating activities	$(64,107)	$(69,424)
Net cash used in investing activities	$(6,872)	$(6,513)
Net cash provided by financing activities	$131,947	$49,238

Working Capital. Our working capital was $59.4 million at September 30, 2014, which represents an increase of $59.8 million compared to a working capital deficit of $0.4 million at December 31, 2013. The increase of $59.8 million in working capital during the nine months ended September 30, 2014 was primarily due to cash provided by financing activities of $131.9 million related to the closing of the second tranche of our convertible promissory note offering under the August 2013 SPA of $28.0 million, borrowings under the Hercules Loan Facility of $29.7 million, the closing of our 144A Convertible Note Offering for $75.0 million, the sale of $10.9 million of the Total R&D Notes, and $4.0 million in proceeds from the sale of common stock to Kuraray, offset by the extinguishment of $9.7 million of debt to Total and $5.4 million in payments for debt obligations and capital leases. The cash provided by financing activities was offset by cash usage to fund our operating expenses and other investing activities of $71.0 million.

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

We expect to fund our operations for the foreseeable future with cash and investments currently on hand, with cash inflows from collaboration and grant funding, cash contributions from product sales, and with new debt and equity financings. Some of our anticipated financing sources, such as research and development collaborations and convertible debt financings, are subject to risk that we cannot meet milestones, are not yet subject to definitive agreements or mandatory funding commitments and, if needed, we may not be able to secure additional types of financing in a timely manner or on reasonable terms, if at all. Our planned 2014 and 2015 working capital needs and our planned operating and capital expenditures for 2014 and 2015 are dependent on significant inflows of cash from existing collaboration partners and from funds under existing convertible debt facilities, as well as additional funding from new collaborations, and may also require additional funding from debt or equity financings. We will continue to need to fund our research and development and related activities and to provide working capital to fund production, storage, distribution and other aspects of our business.

Liquidity. We have incurred significant losses since our inception and believe that we will continue to incur losses and negative cash flow from operations through at least 2014. As of September 30, 2014, we had an accumulated deficit of $877.2 million and had cash, cash equivalents and short term investments of $68.6 million. We have significant outstanding debt and contractual obligations related to purchase commitments, as well as capital and operating leases. As of September 30, 2014, our debt, net of discount of $83.4 million, totaled $229.5 million, of which $13.3 million matures within the next twelve months. In addition to upcoming debt maturities, our debt service obligations over the next twelve months are significant, including $92.0 million of anticipated interest payments (excluding interest paid in kind by adding to outstanding principal) and a potential early conversion payment of up to approximately $18.9 million (assuming all note holders convert) that could become due at any time after May 15, 2015 under our outstanding 144A Notes. In addition, our debt agreements contain various covenants, including certain restrictions on our business that could cause us to be at risk of defaults.

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

If we are unable to generate sufficient cash contributions from product sales or sufficient additional payments from existing and new collaboration partners, we will need to obtain additional funding from equity financings (which could include issuances of preferred or discounted equity), and may need to obtain credit facilities and loans, agree to burdensome covenants, grant further security interests in our assets, enter into collaboration and licensing arrangements that require us to relinquish commercial rights, or grant licenses on terms that are not favorable. If we fail to generate positive gross margins product sales or secure such funding, we could be forced to curtail our operations, which would have a material adverse effect on our ability to continue with our business plans.

Collaboration Funding. In addition to cash contributions from product sales and debt and equity financings, we depend on collaboration funding to support our operating expenses. While part of this funding is committed based on existing collaboration agreements, in order to maintain collaboration funding levels equivalent to prior years (as contemplated by our operating plan for 2014), we will be required to identify and obtain funding under new collaborations. In addition, some of our existing collaboration funding is subject to our achievement of milestones or other funding conditions.

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

In March 2014, we received an additional $10.0 million of funding under a collaboration agreement with a flavors and fragrances partner. In July 2014, we received $10.85 million in additional fuels research and development funding from Total (for which we issued a 1.5% Senior Secured Convertible Note to Total as described above under “Overview - Total Relationship). This amount was the initial installment of the third closing under the Total Purchase Agreement. We received additional collaboration funding from various other partners during 2014, including $2.0 million in July 2014 under an isoprene collaboration with Michelin and Braskem and $2.0 million in April 2014 under a farnesene collaboration with Kuraray (see Note 8, “Significant Agreements.”)

Government Contracts. In August 2010, we were appointed as a subcontractor to NREL under a DOE grant awarded to the National Renewable Energy Laboratory (or NREL). Under this contract, we have the right to be reimbursed for up to $3.6 million, and are required to fund an additional $1.4 million in cost sharing expenses. As of December 31, 2013, we had recognized the entire $3.6 million in revenue under this grant, of which $0.2 million was received in cash during the nine months ended September 30, 2014.

In June 2012, we entered into a Technology Investment Agreement with DARPA, under which we are performing certain research and development activities funded in part by DARPA. The work is to be performed on a cost-share basis, where DARPA funds 90% of the work and we fund the remaining 10% (primarily by providing specified labor). The agreement provided for funding of up to approximately $7.7 million over two years based on achievement of program milestones, and, accordingly, if fully funded, we would be responsible for contributions equivalent to approximately $0.9 million. The agreement had an initial term of one year and at DARPA's option, was renewable for an additional year. The agreement was renewed by DARPA in May 2013 and extended in July 2014. Through September 30, 2014, we had recognized $7.5 million in revenue under this agreement, of which $4.5 million was received in cash during the nine months ended September 30, 2014.

In May 2014, we entered into a subcontract with Lawrence Berkeley National Laboratory DARPA-funded bio-fabrication program. The subcontract was for $0.6 million, and was completed as of September 30, 2014. For the three and nine months ended September 30, 2014, we recognized $0.3 million and $0.6 million, respectively, in revenue under this agreement.

Convertible Note Offerings. In February 2012, we sold $25.0 million in principal amount of senior unsecured convertible promissory notes due March 1, 2017 as described in more detail in Note 5, "Debt."

In July and September 2012, we issued $53.3 million worth of 1.5% Senior Unsecured Convertible Notes to Total under the July 2012 Agreements for an aggregate of $30.0 million in cash proceeds and our repayment of $23.3 million in previously-provided research and development funds pursuant to the Total Purchase Agreement (as described in more detail under "Related Party Convertible Notes" in Note 5, "Debt." As part of our December 2012 private placement, we issued 1,677,852 shares of our common stock in exchange for the cancellation of $5.0 million of an outstanding senior unsecured convertible promissory note held by Total.

In June 2013, we sold and issued a 1.5% Senior Unsecured Convertible Note to Total in the face amount of $10.0 million with a March 1, 2017 maturity date pursuant to the Total Purchase Agreement. In July 2013, we sold and issued a 1.5% Senior Unsecured Convertible Note to Total in the face amount of $20.0 million with a March 1, 2017 maturity date pursuant to the Total Purchase Agreement.

In August 2013, we entered into an agreement with Total and Temasek to sell up to $73.0 million in convertible promissory notes in private placements over a period of up to 24 months from the date of signing as described in more detail in Note 5, "Debt" (such agreement referred to as the August 2013 SPA and such financing referred to as the August 2013 Financing). The August 2013 Financing was divided into two tranches (one for $42.6 million and one for $30.4 million). Of the total possible purchase price in the financing, $60.0 million was to be paid in the form of cash by Temasek ($35.0 million in the first tranche and up to $25.0 million in the second tranche) and $13.0 million was to be paid by cancellation of outstanding convertible promissory notes held by Total in connection with its exercise of pro rata rights ($7.6 million in the first tranche and $5.4 million in the second tranche).

In September 2013, prior to the initial closing of the August 2013 Financing, our stockholders approved the issuance in the private placement of up to $110.0 million aggregate principal amount of convertible promissory notes, the issuance of a warrant to purchase 1,000,000 shares of our common stock and the issuance of the common stock issuable upon conversion or exercise of such notes and warrant.

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

In October 2013, we sold and issued a senior secured promissory note to Temasek for a bridge loan of $35.0 million (or the Temasek Bridge Note). The Temasek Bridge Note was due on February 2, 2014 and accrued interest at a rate of 5.5% each four month period from October 4, 2013 (with a rate of 2% per month applicable if a default occurred). The Temasek Bridge Note was cancelled as payment for Temasek's purchase of a first tranche convertible note in the initial closing of the August 2013 Financing.

In October 2013, we amended the August 2013 SPA to include certain entities affiliated with FMR, LLC (or the Fidelity Entities) in the first tranche closing (participating for a principal amount of $7.6 million), and to proportionally increase the amount acquired by exchange and cancellation of outstanding convertible promissory notes by Total to $14.6 million ($9.2 million in the first tranche and up to $5.4 million in the second tranche). Also in October 2013, we completed the closing of the first tranche of notes contemplated by the August 2013 Financing (or the Tranche I Notes) for cash proceeds of $7.6 million and cancellation of outstanding convertible promissory notes of $44.2 million, of which $35.0 million resulted from the cancellation of the Temasek Bridge Note. In December 2013, we amended the August 2013 SPA to sell $3.0 million of senior convertible notes under the second tranche of the August 2013 Financing (or the Tranche II Notes) to funds affiliated with Wolverine Asset Management (or Wolverine) and we elected to call $25.0 million in additional funds from Temasek pursuant to its previous commitment to purchase such amount of convertible promissory notes in the second tranche. Additionally, pursuant to that amendment, we sold approximately $6.0 million of convertible promissory notes in the second tranche to Total through cancellation of the same amount of principal of previously outstanding convertible notes held by Total (in respect of Total’s preexisting contractual right to maintain its pro rata ownership position through such cancellation of indebtedness). The closing of the sale of such Tranche II Notes under the December amendment to the August 2013 SPA occurred in January 2014. The August 2013 Financing is more fully described in Note 5, “Debt.”

In December 2013, in connection with our entry into agreements establishing our joint venture with Total, we exchanged the $69.0 million of the then-outstanding Total unsecured convertible notes issued pursuant to the Total Purchase Agreement for replacement 1.5% Senior Secured Convertible Notes, in principal amounts equal to the principal amount of the cancelled notes.

In the Rule 144A Convertible Note Offering in May 2014, we sold and issued $75.0 million in aggregate principal amount of 6.5% Convertible Senior Notes due 2019 to Morgan Stanley & Co. LLC as the Initial Purchaser in a private placement, and for initial resale by the Initial Purchaser to qualified institutional buyers pursuant to Rule 144A of the Securities Act. The Rule 144A Convertible Note Offering is described in more detail in Note 5, "Debt."

In July 2014, we sold and issued a 1.5% Senior Secured Convertible Note to Total in the face amount of $10.85 million with a March 1, 2017 maturity date pursuant to the Total Purchase Agreement. This purchase and sale constituted the initial tranche of the $21.7 million third closing described above.

Export Financing with ABC Brasil. In March 2013, we entered into a one-year export financing agreement with ABC for approximately $2.5 million to fund exports through March 2014. This loan was collateralized by future exports from our subsidiary in Brazil. As of September 30, 2014, the loan was fully paid.

In March 2014, we entered into an additional one-year-term export financing agreement with ABC for approximately $2.2 million to fund exports through March 2015. This loan is collateralized by future exports from our subsidiary in Brazil. As of September 30, 2014, the principal amount outstanding under this agreement was $2.2 million.

Banco Pine/Nossa Caixa Financing. In July 2012, we entered into a Note of Bank Credit and a Fiduciary Conveyance of Movable Goods agreement with each of Nossa Caixa Desenvolvimento and Banco Pine. Under these instruments, we borrowed an aggregate of R$52.0 million (approximately US$21.2 million based on the exchange rate as of September 30, 2014) as financing for capital expenditures relating to our manufacturing facility in Brotas, Brazil. Under the loan agreements, Banco Pine agreed to lend R$22.0 million and Nossa Caixa agreed to lend R$30.0 million. The loans have a final maturity date of July 15, 2022 and bear a fixed interest rate of 5.5% per year. The loans are also subject to early maturity and delinquency charges upon occurrence of certain events including interruption of manufacturing activities at our manufacturing facility in Brotas, Brazil for more than 30 days, except during sugarcane off-season. The loans are secured by certain of our farnesene production assets at the manufacturing facility in Brotas, Brazil and we were required to provide parent guarantees to each of the lenders.

BNDES Credit Facility. In December 2011, we entered into the BNDES Credit Facility to finance a production site in Brazil. The BNDES Credit Facility was for R$22.4 million (approximately US$9.1 million based on the exchange rate as of September 30, 2014). This BNDES Credit Facility was extended as project financing for a production site in Brazil. The credit line is divided into an initial tranche for up to approximately R$19.1 million and an additional tranche of approximately R$3.3 million that becomes available upon delivery of additional guarantees. As of September 30, 2014 and December 31, 2013, we had R$12.4 million (approximately US$5.1 million based on the exchange rate as of September 30, 2014) and R$15.3 million (approximately US$6.5 million based on the exchange rate as of December 30, 2013), respectively, in outstanding advances under the BNDES Credit Facility.

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

The BNDES Credit Facility is collateralized by first priority security interest in certain of our equipment and other tangible assets totaling R$24.9 million (approximately US$10.2 million based on the exchange rate as of September 30, 2014). We are a parent guarantor for the payment of the outstanding balance under the BNDES Credit Facility. Additionally, we were required to provide a bank guarantee equal to 10% of the total approved amount (R$22.4 million in total debt) available under the BNDES Credit Facility. For advances in the second tranche (above R$19.1 million), we are required to provide additional bank guarantees equal to 90% of each such advance, plus additional Amyris guarantees equal to at least 130% of such advance. The BNDES Credit Facility contains customary events of default, including payment failures, failure to satisfy other obligations under the credit facility or related documents, defaults in respect of other indebtedness, bankruptcy, insolvency and inability to pay debts when due, material judgments, and changes in control of Amyris Brasil. If any event of default occurs, BNDES may terminate its commitments and declare immediately due all borrowings under the facility.

FINEP Credit Facility. In November 2010, we entered into a credit facility with Financiadora de Estudos e Projetos (or FINEP), a state-owned company subordinated to the Brazilian Ministry of Science and Technology (or the FINEP Credit Facility) to finance a research and development project on sugarcane-based biodiesel (or the FINEP Project) and provided for loans of up to an aggregate principal amount of R$6.4 million (approximately US$2.6 million based on the exchange rate as of September 30, 2014) which are secured by a chattel mortgage on certain equipment of Amyris as well as by bank letters of guarantee. All available credit under this facility was fully drawn. As of September 30, 2014, the total outstanding loan balance under this credit facility was R$4.5 million (approximately US$1.8 million based on the exchange rate as of September 30, 2014).

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

The FINEP Credit Facility contains the following significant terms and conditions:

•
We are required to share with FINEP the costs associated with the FINEP Project. At a minimum, we are required to contribute approximately R$14.5 million (US$5.9 million based on the exchange rate as of September 30, 2014) of which R$11.1 million was contributed prior to the release of the second disbursement. All four disbursements have been completed and we have fulfilled all of our cost sharing obligations,

•
After the release of the first disbursement, prior to any subsequent drawdown from the FINEP Credit Facility, we were required to provide bank letters of guarantee of up to R$3.3 million in aggregate (approximately US$1.3 million based on the exchange rate as of September 30, 2014) before receiving the second installment in December 2012. We obtained the bank letters of guarantee from ABC,

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

In June 2014, we and Hercules entered into a first amendment (or the Hercules Amendment) of the Loan and Security Agreement entered into in March 2014. Pursuant to the Hercules Amendment, the parties agreed to adjust the term loan maturity date from May 31, 2015 to February 1, 2017 and remove (i) a requirement for us to pay a forbearance fee of $10.0 million in the event certain covenants were not satisfied, (ii) a covenant that we maintain positive cash flow commencing with the fiscal quarter beginning October 1, 2014, (iii) a covenant that, beginning with the fiscal quarter beginning July 1, 2014, we and our subsidiaries achieve certain projected cash product revenues and projected cash product gross profits, and (iv) an obligation for us to file a registration statement on Form S-3 with the SEC by no later than June 30, 2014 and complete an equity financing of more than $50.0 million by no later than September 30, 2014. We further agreed to include a new covenant requiring us to maintain unrestricted, unencumbered cash in an amount equal to at least 50% of the principal amount then outstanding under the Hercules Loan Facility and borrow an additional $5.0 million. The additional $5.0 million borrowing was completed in June 2014, and accrues interest at a rate per annum equal to the greater of either the prime rate reported in the Wall Street Journal plus 5.25% or 8.5%. The Hercules Loan Facility is secured by liens on our assets, including on certain of our intellectual property. The Hercules Loan Facility includes customary events of default, including failure to pay amounts due, breaches of covenants and warranties, certain cross defaults and judgments, and insolvency. If an event of default occurs, Hercules may require immediate repayment of all amounts due. As of September 30, 2014, $29.8 million was outstanding under the Hercules Loan Facility, net of discount of $0.2 million, and we maintain cash in excess of the approximately $15.0 million current minimum cash covenant described above.

The fair values of the notes payable, loan payable, convertible notes and credit facilities are based on the present value of expected future cash flows and assumptions about current interest rates and our creditworthiness that market participants would use in pricing the debt.

Common Stock Offerings. In December 2012, we completed a private placement of 14,177,849 shares of our common stock for aggregate cash proceeds of $37.2 million, of which $22.2 million was received in December 2012 and $15.0 million was received in January 2013. Of the 14,177,849 shares issued in the private placement, 1,677,852 of such shares were issued to Total in exchange for cancellation of $5.0 million of an outstanding convertible promissory note we previously issued to Total.

In March 2013, we completed a private placement of 1,533,742 of our common stock to Biolding for aggregate proceeds of $5.0 million. This private placement represented the final tranche of Biolding's preexisting contractual obligation to fund $15.0 million upon satisfaction by us of certain criteria associated with the commissioning of our production plant in Brotas, Brazil.

In March 2014, we completed a private placement of 943,396 shares of our common stock to Kuraray for aggregate proceeds of $4.0 million.

Cash Flows during the Nine Months Ended September 30, 2014 and 2013

Cash Flows from Operating Activities

Our primary uses of cash from operating activities are costs related to production and sales of our products and personnel-related expenditures, offset by cash received from product sales, grants and collaborations. Cash used in operating activities was $64.1 million and $69.4 million for the nine months ended September 30, 2014 and 2013, respectively.

Net cash used in operating activities of $64.1 million for the nine months ended September 30, 2014 was attributable to our net loss of $55.8 million and to net non-cash charges of $7.6 million, offset by a $0.7 million net change in our operating assets and liabilities. Net change in operating assets and liabilities of $0.7 million for the nine months ended September 30, 2014 primarily consisted of a $3.2 million increase in accounts receivable and related party accounts receivable (mainly from product sales in the third quarter of 2014), a $6.1 million increase in inventory, and a $1.3 million increase in prepaid expenses and other assets, offset by a $6.1 million increase in deferred revenue related to the funds received under a collaboration agreement, and a $3.8 million increase in accounts payable and accrued other liabilities. Non-cash charges of $7.6 million for the nine months ended September 30, 2014 consisted primarily of a $48.1 million change in the fair value of derivative instruments related to the embedded derivative liabilities associated with our senior secured convertible promissory notes and currency interest rate swap derivative liability, offset by $11.3 million of depreciation and amortization expenses, $10.8 million of stock-based compensation, $6.8 million of amortization of debt discount, a $10.5 million loss associated with the extinguishment of convertible debt, and a $1.3 million loss on purchase commitments and write-off of production assets and loss on disposal of property and equipment.

Net cash used in operating activities of $69.4 million for the nine months ended September 30, 2013 was related to our net loss of $95.5 million and a $5.3 million net change in our operating assets and liabilities, offset by non-cash charges of $31.4 million. Net change in operating assets and liabilities of $5.3 million for the nine months ended September 30, 2013 primarily consisted of a $11.0 million decrease in accrued and other long-term liabilities, a $1.0 million increase in related party accounts receivable, a $2.6 million increase in inventories, net, a $1.5 million increase in prepaid expenses and other assets, and a $0.3 million decrease in deferred rent, offset by a $1.4 million decrease in accounts receivable, a $2.8 million increase in accounts payable, and a $6.8 million increase in deferred revenue primarily from an up-front collaboration payment from a collaboration partner. Non-cash charges of $31.4 million for the nine months ended September 30, 2013 consisted primarily of $13.6 million of stock-based compensation, $12.4 million of depreciation and amortization expenses and loss on disposal of property, plant and equipment, $8.4 million of loss on purchase commitments and a write-off of production assets related to a termination and settlement of our existing agreement with one of our contract manufacturers, $2.1 million amortization of debt discount and $0.2 million other noncash expenses, offset by a $5.3 million change in fair value of derivative instruments.

Cash Flows from Investing Activities

Our investing activities consist primarily of capital expenditures and investment activities. Net cash used in investing activities of $6.9 million for the nine months ended September 30, 2014, resulted from $3.6 million of capital expenditures, mainly for maintenance and upgrades at our Brotas production facility, and from $2.1 million of investments in our joint venture with Novvi and $1.2 million loans to Novvi.

Net cash used in investing activities of $6.5 million for the nine months ended September 30, 2013 resulted from $5.9 million in capital expenditures on plant, property and equipment (due principally to the construction of our Brotas production facility) and $0.6 million in net purchases of short-term investments.

Cash Flows from Financing Activities

Net cash provided by financing activities of $131.9 million for the nine months ended September 30, 2014, was a result of the net receipt of $137.0 million from debt and equity financing, which related to the closing of the second tranche of our convertible promissory note offering under the August 2013 SPA of $28.0 million, borrowings under the Hercules Loan Facility of $29.7 million, the closing of our 144A Convertible Note Offering for approximately $72.0 million proceeds (less payments of discount and expenses of $3.0 million), the sale of $10.9 million of the Total R&D Notes, $2.2 million from a one-year term export financing agreement with ABC and $4.0 million in proceeds from issuance of common stock to Kuraray, offset by the $9.7 million settlement of Total R&D Convertible Notes. These cash inflows were offset by other payments of debt and capital leases of $5.5 million.

Net cash provided by financing activities of $49.2 million for the nine months ended September 30, 2013, was a result of the receipt of $20.1 million in proceeds from sales of common stock, net of issuance cost and $32.7 million of proceeds from debt financing, offset by $3.6 million of payments on debt and capital leases.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any material off-balance sheet arrangements, as defined under Securities and Exchange Commission (or SEC) rules, such as relationships with unconsolidated entities or financial partnerships, which are often referred to as structured finance or special purpose entities, established for the purpose of facilitating financing transactions that are not required to be reflected on our consolidated financial statements.

Contractual Obligations

The following is a summary of our contractual obligations as of September 30, 2014 (in thousands):

	Total	2014	2015	2016	2017	2018	Thereafter
Principal payments on long-term debt	$312,911	$1,296	$17,098	$21,330	$96,831	$57,695	$118,661
Interest payments on long-term debt, fixed rate(1)	92,005	3,381	9,575	7,885	10,490	36,145	24,529
Operating leases	60,523	1,600	6,760	6,612	6,584	6,671	32,296
Principal payments on capital leases	858	218	461	177	2	—	—
Interest payments on capital leases	52	15	28	9	—	—	—
Terminal storage costs	51	17	34	—	—	—	—
Purchase obligations(2)	3,565	2,243	573	467	242	40	—
Total	$469,965	$8,770	$34,529	$36,480	$114,149	$100,551	$175,486

____________________

(1)	Does not include any obligations related to make-whole interest or downround provisions. The fixed interest rates are more fully described in Note 5, "Debt" of our consolidated financial statements.

(2)	Purchase obligations include noncancellable contractual obligations and construction commitments of $3.0 million, of which zero have been accrued as loss on purchase commitments.

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

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio and our outstanding debt obligations. We generally invest our cash in investments with short maturities or with frequent interest reset terms. Accordingly, our interest income fluctuates with short-term market conditions. As of September 30, 2014, our investment portfolio consisted primarily of money market funds and certificates of deposit, all of which are highly liquid investments. Due to the short-term nature of our investment portfolio, we do not believe that an immediate 10% increase in interest rates would have a material effect on the fair value of our portfolio. Since we believe we have the ability to liquidate this portfolio, we do not expect our operating results or cash flows to be materially affected to any significant degree by a sudden change in market interest rates on our investment portfolio. Additionally, as of September 30, 2014, 100% of our outstanding debt is in fixed rate instruments.

Foreign Currency Risk

Most of our sales contracts are principally denominated in U.S. dollars and, therefore, our revenues are not currently subject to significant foreign currency risk. The functional currency of our wholly-owned consolidated subsidiary in Brazil is the local currency (Brazilian real) in which recurring business transactions occur. We do not use currency exchange contracts as hedges against amounts permanently invested in our foreign subsidiary. The amount we consider permanently invested in our foreign subsidiary and translated into U.S. dollars using the September 30, 2014 exchange rate is $144.0 million as of September 30, 2014 and $145.2 million at December 31, 2013. The decrease in the permanent investments in our foreign subsidiary between December 31, 2013 and September 30, 2014 is due to the appreciation of the U.S. dollar versus the Brazilian real, offset by the additional capital contributions made and a decrease in accumulated deficit of our wholly-owned consolidated subsidiary in Brazil. The potential loss in fair value, which would be principally recognized in Other Comprehensive Income (Loss), resulting from a hypothetical 10% adverse change in quoted Brazilian real exchange rates is $14.4 million and $14.5 million as of September 30, 2014 and December 31, 2013, respectively. Actual results may differ.

We make limited use of derivative instruments, which includes currency interest rate swap agreements, to manage the Company's exposure to foreign currency exchange rate and interest rate related to the Company's Banco Pine loan. In June 2012, we entered into a currency interest rate swap arrangement with Banco Pine for R$22.0 million (approximately US$9.0 million based on the exchange rate as of September 30, 2014). The swap arrangement exchanges the principal and interest payments under the Banco Pine loan entered into in July 2012 for alternative principal and interest payments that are subject to adjustment based on fluctuations in the foreign exchange rate between the U.S. dollar and Brazilian real. The swap has a fixed interest rate of 3.94%. This arrangement hedges the fluctuations in the foreign exchange rate between the U.S. dollar and Brazilian real.

We analyzed our foreign currency exposure, to identify assets and liabilities denominated in other currencies. For those assets and liabilities, we evaluated the effects of a 10% shift in exchange rates between those currencies and the U.S. dollar. We have determined that there would be an immaterial effect on our results of operations from such a shift.

Commodity Price Risk

Our primary exposure to market risk for changes in commodity prices currently relates to our purchases of sugar feedstocks. When possible, we manage our exposure to this risk primarily through the use of supplier pricing agreements.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer (or CEO) and chief financial officer (or CFO), evaluated the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15(e) under the Securities Exchange Act of 1934, as amended (or the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q.  Based on this evaluation, our CEO and CFO concluded that, as of September 30, 2014, our disclosure controls and procedures are designed and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during our third fiscal quarter ended September 30, 2014 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II

ITEM 1. LEGAL PROCEEDINGS

The descriptions of the securities class action against Amyris and its CEO as well as a derivative action based on substantially the same facts, each of which have been dismissed, are set forth in Part II of Amyris’s Quarterly Reports on Form 10-Q filed with the SEC on May 9, 2014 and August 8, 2014 and are each incorporated herein by reference.

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

We have incurred significant losses in each year since our inception and believe that we will continue to incur losses and negative cash flow from operations through at least 2014. As of September 30, 2014, we had an accumulated deficit of $877.2 million and had cash, cash equivalents and short term investments of $68.6 million. We have significant outstanding debt and contractual obligations related to purchase commitments, as well as capital and operating leases. As of September 30, 2014, our debt totaled $229.5 million, net of discount of $83.4 million, of which $13.3 million matures within the next twelve months. In addition to upcoming debt maturities, our debt service obligations over the next twelve months are significant, including $92.0 million of anticipated interest payments (excluding interest paid in kind by adding to outstanding principal) and a potential early conversion payment of up to approximately $18.9 million (assuming all note holders convert) that could become due at any time after May 15, 2015 under our outstanding 144A Notes. Furthermore, our debt agreements contain various covenants, including restrictions on business that could cause us to be at risk of defaults. We expect to incur additional costs and expenses related to the continued development and expansion of our business, including construction and operation of our manufacturing facilities, contract manufacturing, research and development operations, and operation of our pilot plants and demonstration facility. There can be no assurance that we will ever achieve or sustain profitability on a quarterly or annual basis.

We have limited experience producing our products at commercial scale and may not be able to commercialize our products to the extent necessary to sustain and grow our current business.

To commercialize our products, we must be successful in using our yeast strains to produce target molecules at commercial scale and at a commercially viable cost. If we cannot achieve commercially-viable production economics for enough products to support our business plan, including through establishing and maintaining sufficient production scale and volume, we will be unable to achieve a sustainable integrated renewable products business. Virtually all of our production capacity is through a purpose-built, large-scale production plant in Brotas, Brazil. This plant commenced operations in 2013, and scaling and running the plant has been, and continues to be, a time-consuming, costly, uncertain and expensive process. Given our limited experience commissioning and operating our own manufacturing facilities and our limited financial resources, we cannot be sure that we will be successful in achieving production economics that allow us to meet our plans for commercialization of various products we intend to offer. In addition, until very recently we have only produced Biofene at the Brotas plant. Our attempts to scale production of new molecules at the plant are subject to uncertainty and risk. For example, even to the extent we successfully complete product development in our laboratories and pilot and demonstration facilities, and at contract manufacturing facilities, we may be unable to translate such success to large-scale, purpose-built plants. If this occurs, our ability to commercialize our technology will be adversely affected and we may be unable to produce and sell any significant volumes of our products. Also, with respect to products that we are able to bring to market, we may not be able to lower the cost of production, which would adversely affect our ability to sell such products profitably.

We will require significant inflows of cash from financing and collaboration transactions to fund our anticipated operations and may not be able to obtain such financing and collaboration funding on favorable terms, if at all.

Our planned 2014 and 2015 working capital needs and our planned operating and capital expenditures for 2014 and 2015 are dependent on significant inflows of cash from existing and new collaboration partners and cash contributions from growth in renewable product sales. We may also be required to obtain additional funding from equity financings, credit facilities or loans, especially to the extent that we are unable to increase positive gross margin product sales or generate sufficient additional payments from existing and new collaboration partners. We will continue to need to fund our research and development and related activities and to provide working capital to fund production, storage, distribution and other aspects of our business. Some of our anticipated financing sources, such as research and development collaborations, are subject to the risk that we cannot meet milestones, that the collaborations end prematurely for reasons that may be outside of our control (including technical infeasibility of the project or a collaborator’s right to terminate without cause), or the collaborations are not yet subject to definitive agreements or mandatory funding commitments and, if needed, we may not be able to secure additional types of financing in a timely manner or on reasonable terms, if at all.

If we are unable to generate sufficient cash contributions from product sales or sufficient additional payments from existing and new collaboration partners, we will need to obtain additional funding from equity financings (which could include issuances of preferred or discounted equity), and may need to obtain credit facilities and loans, agree to burdensome covenants, grant further security interests in our assets, enter into collaboration and licensing arrangements that require us to relinquish commercial rights, or grant licenses on terms that are not favorable. If we fail to generate positive gross margins product sales or secure such funding, we could be forced to curtail its operations, which would have a material adverse effect on our ability to continue with our business plans.

Our existing financing arrangements may cause significant future dilution and other risks to our stockholders and may impact our ability to pursue certain transactions.

From January 2013 through the third quarter of 2014, we completed several equity and debt financings to provide us with cash resources to pursue our business plans. In August 2013, we entered into an agreement to sell up to $73.0 million in convertible promissory notes in private placements over a period of up to 24 months from the date of signing (or the August 2013 Financing). The August 2013 Financing was divided into two tranches, the first of which closed in October 2013 and the second of which closed in January 2014. In the October 2013 closing, we issued a total of $51.8 million in convertible promissory notes for cash proceeds of $7.6 million and cancellation of outstanding promissory notes and convertible promissory notes of $44.2 million (including $35.0 million advanced by one of the investors as a bridge loan earlier in October 2013 and approximately $9.2 million cancelled by Total in connection with its exercise of pro rata rights). In the January 2014 closing, we issued an additional $34.0 million in convertible promissory notes for cash proceeds of $28.0 million and cancellation of outstanding convertible promissory notes of approximately $6.0 million by Total in connection with its further exercise of pro rata rights.

In April 2014, we entered into a letter agreement dated as of March 29, 2014 (or the March 2014 Letter Agreement) with Total Energies Nouvelles Activités USA (formerly known as Total Gas & Power USA, SAS, or Total) to amend our Amended and Restated Master Framework Agreement (included as part of Shareholders Agreement and License Agreement and related documents (collectively, referred to as the JV Documents) entered into by and among Amyris, Total and Total Amyris BioSolutions B.V. (or JVCO) relating to the establishment of JVCO in December 2013). Under the March 2014 Letter Agreement, we agreed to, among other things, (i) amend the conversion price of convertible notes to be issued in 2014 and 2015 (for up to an aggregate of $21.7 million) from $7.0682 to $4.11 subject to stockholder approval at our 2014 annual meeting (to the extent required by applicable law or regulation), and (ii) extend the period during which Total may exchange for other Amyris securities certain outstanding convertible promissory notes in connection with its exercise of its existing pro rata rights from June 30, 2014 to the later of December 31, 2014 and the date on which Amyris raises $75.0 million of equity and convertible debt financing (excluding any convertible promissory notes issued pursuant to that certain Securities Purchase Agreement dated July 30, 2012 by and between Amyris and Total). In consideration of these agreements, Total agreed to waive its right not to consummate the closing of the issuance of the notes to be issued in 2014 and 2015 if it decides not to proceed with the collaboration and makes a "No-Go" decision with respect thereto. In July 2014, we closed on the initial installment of the $21.7 million in convertible notes to be sold to Total in 2014 and 2015. Such first installment was in the amount of $10.85 million and we expect the second installment to occur in January 2015.

In May 2014, we closed on the offering and sale of $75.0 million aggregate principal amount of 6.50% Convertible Senior Notes due 2019 pursuant to a Purchase Agreement (or the 144A Purchase Agreement) with Morgan Stanley & Co. LLC, (such offering, the 144A Offering).

In March 2014, we entered into a loan and security agreement with Hercules Technology Growth Capital, Inc. (or Hercules) to make available to Amyris a loan in the aggregate principal amount of up to $25.0 million and in June 2014, we amended such loan and security agreement with Hercules to simplify and remove certain covenants under the original loan facility and we agreed to incur an additional tranche of debt in the aggregate principal amount of $5.0 million (such loan facility, as amended, is referred to as the Hercules Loan Facility). The Hercules Loan Facility generally becomes due on May 31, 2017. We may repay the loaned amounts before the maturity date if we pay an additional fee of 3% of the outstanding loans (1% if after the twelve-month period following the execution of the loan and security agreement in March 2014). With respect to the initial tranche of $25.0 million, we were also required to pay a 1% facility charge at the closing of such transaction and will be required to pay a 10% end of term charge. The Hercules Loan Facility contains customary covenants and also a covenant requiring the Company to maintain unrestricted, unencumbered cash in an amount equal to at least 50% of the remaining principal amount then outstanding under the Hercules Loan Facility. The Hercules Loan Facility includes customary events of default, including failure to pay amounts due, breaches of covenants and warranties, certain cross defaults and judgments, and insolvency. If an event of default occurs, Hercules may require immediate repayment of all amounts due.

The terms of the August 2013 Financing include significant potential reductions in the conversion price for the notes issued in the August 2013 Financing if we do not meet certain performance milestones and other conditions. These conditions, if triggered, could result in further reductions to the conversion price that would cause significant additional dilution to our stockholders if the notes are ultimately converted. Furthermore, if our outstanding convertible promissory notes (including those issued in the August 2013 Financing, those issued to Total in connection with our fuels collaboration and those issued pursuant to the 144A Offering) are not converted or cancelled, we may not have sufficient cash to repay the notes when they become due, which could result in insolvency and related issues. In addition, we were required to agree to significant covenants in connection with our debt financing transactions that have an impact on our ability to engage in certain transactions. For example, the purchase agreement for the August 2013 Financing (or the August 2013 SPA) requires us to obtain the consent of a majority of the purchasers in the financing before completing any change-of-control transaction, or purchasing assets in one transaction or a series of related transactions in an amount greater than $20.0 million, in each case while the notes are outstanding. We also agreed to provide the purchasers in the August 2013 Financing with pro rata rights under which they could cancel up to the full amount of their outstanding notes to pay for new equity securities if we raise additional financing during the term of the notes, which could delay or prevent us from obtaining additional financing if the purchasers do not support it. Also, as discussed above, our outstanding convertible promissory notes (and related agreements) and the Hercules loan agreement include a minimum unrestricted, unencumbered cash covenant and other covenants that restrict us from raising additional financing through debt issuances without consent of these lenders; this could also slow down or limit our ability to pursue funding if the purchasers or Hercules do not support it. Additionally, under the notes issued in connection with the 144A Offering, under certain fundamental corporate transactions, such as a change of control, the conversion rate of the notes issued thereunder will be adjusted in favor of the holders of such notes and the holders have the option require us to purchase their notes. This could lead to, among other things, liquidity difficulties should we not have sufficient cash when holders elect to cause us to purchase the notes, significant dilution to our stockholders if the conversion rate is adjusted, or could delay or prevent a change of control, including a merger, consolidation or other business combination involving us, or discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control, even if that change of control would benefit our other stockholders.

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

In 2014, we have completed private placements of our common stock that resulted in the issuance of approximately 943,396 shares of our common stock. Also, in 2014, we have issued approximately $119.9 million in senior convertible promissory notes that are or may become convertible into common stock. As of September 30, 2014, we had issued an aggregate total of $252.8 million in senior convertible promissory notes, including interest payable in kind, that are or may become convertible into common stock. As of September 30, 2014, we had issued and outstanding $48.3 million of convertible promissory notes with a conversion price of $7.0682 under agreements signed in 2012, including the arrangement with Total for research and development-related funding, $30.0 million of convertible promissory notes with a conversion price of $3.08 per share pursuant to our arrangement with Total for research and development-related funding, $54.6 million in convertible promissory notes that are convertible into common stock at an initial conversion price of $2.44 per share issued under the first tranche of the August 2013 Financing, $34.0 million in convertible promissory notes that are convertible into common stock at an initial conversion price of $2.87 per share issued under the second tranche of the August 2013 Financing, $75.0 million in convertible promissory notes that are convertible into common stock at a conversion price of $3.74 issued in the144A Offering, and $10.85 million of convertible promissory notes with a conversion price of $4.11 per share pursuant to our arrangement with Total for research and development funding. In addition, in connection with the initial closing of the August 2013 Financing, we issued to Maxwell (Mauritius) Pte Ltd, (or Temasek) a warrant to purchase 1,000,000 shares of our common stock at an exercise price of $0.01 per share, exercisable if and to the extent Total converts certain preexisting convertible promissory notes. Through 2015, we expect to issue up to an aggregate of $10.85 million in additional convertible promissory notes to Total (representing the second tranche of notes under the $21.7 million third closing), with a conversion price of $4.11 per share. We may undertake further equity or debt offerings in the future in order to grow our business or fund operations. To the extent we issue further common stock, convertible promissory notes or other equity instruments, such issuances may cause further dilution to our existing stockholders.

Our substantial leverage could adversely affect our ability to fulfill our obligations under our existing indebtedness and may place us at a competitive disadvantage in our industry.

As of September 30, 2014, we had $312.9 million of indebtedness outstanding, of which $124.1 million was secured indebtedness. The foregoing amount of indebtedness does not include approximately $0.4 million in aggregate principal amount of indebtedness of our subsidiaries that we have guaranteed and on which we are primarily liable. As previously described, we may incur additional indebtedness from time to time to finance working capital, product development efforts, strategic acquisitions, investments and alliances, capital expenditures or other general corporate purposes, subject to the restrictions contained in our existing indebtedness and in any other agreements under which we incur indebtedness. Our significant indebtedness and debt service requirements could adversely affect our ability to operate our business and may limit our ability to take advantage of potential business opportunities. For example, our high level of indebtedness presents the following risks:

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

If we cannot fund our liquidity needs, we will have to take actions such as selling assets, restructuring or refinancing our indebtedness, seeking additional equity capital or reducing or delaying capital expenditures, product development efforts, strategic acquisitions, investments and alliances. Such actions could further negatively impact our ability to generate cash flows. We cannot assure you that any of these remedies could, if necessary, be effected on commercially reasonable terms, or at all, or that they would permit us to meet our scheduled debt service obligations. Our Hercules Loan Facility limits our ability to dispose of assets and, as a result, we may not be allowed, under that document or the terms of any indebtedness we may incur in the future, to engage in such dispositions to satisfy our debt service obligations. In addition, if we incur additional indebtedness, the risks associated with our substantial leverage, including the risk that we will be unable to service our indebtedness or generate enough cash flow to fund our liquidity needs, could intensify.

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

Our GAAP operating results could fluctuate substantially due to the accounting for the early conversion payment features of outstanding convertible promissory notes.

Holders of notes sold in the 144A Offering (or the 144A Notes) who convert their 144A Notes on or after May 15, 2015, if the last reported sale price of our common stock for 20 or more trading days (whether or not consecutive) in a period of 30 consecutive trading days ending within five trading days immediately prior to the date we receive a notice of conversion exceeds the conversion price in effect on each such trading day, will receive an early conversion payment equal to the present value of the remaining scheduled payments of interest that would have been made on the 144A Notes being converted from the earlier of the date that is three years after the date we receive such notice of conversion and maturity. The early conversion payment feature of the 144A Notes will be accounted for under Accounting Standards Codification 815, Derivatives and Hedging (or ASC 815) as an embedded derivative. ASC 815 requires companies to bifurcate conversion options from their host instruments and account for them as free standing derivative financial instruments according to certain criteria. The fair value of the derivative is remeasured to fair value at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value of the derivative being charged to earnings (loss). We have determined that we must bifurcate and account for the Early Conversion Payment feature of the notes as an embedded derivative in accordance with ASC 815. We will record this embedded derivative liability as a non-current liability on our consolidated balance sheet with a corresponding debt discount at the date of issuance that is netted against the principal amount of the 144A Notes. The derivative liability will be remeasured to fair value at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value of the derivative liability being recorded in other income and loss. There is no current observable market for this type of derivative and, as such, we will determine the fair value of the embedded derivative using the binomial lattice model.The valuation model uses the stock price, conversion price, maturity date, risk-free interest rate, estimated stock volatility and estimated credit spread. Changes in the inputs for these valuation models may have a significant impact in the estimated fair value of the embedded derivative liabilities. For example, a increase in the Company's stock price results in a increase in the estimated fair value of the embedded derivative liabilities. The embedded derivative liability may have, on a GAAP basis, a substantial effect on our balance sheet from quarter to quarter and it is difficult to predict the effect on our future GAAP financial results, since valuation of these embedded derivative liabilities are based on factors largely outside of our control and may have a negative impact on our earnings and balance sheet.

If our major production facilities do not successfully commence or scale up operations, our customer relationships, business and results of operations may be adversely affected.

A substantial component of our planned production capacity in the near and long term depends on successful operations at our initial and planned large-scale production plants in Brazil. We are in the early stages of operating our first purpose-built, large-scale production plant in Brotas, Brazil and may complete construction of certain other facilities in the coming years. Delays or problems in the construction, start-up or operation of these facilities will cause delays in our ramp-up of production and hamper our ability to reduce our production costs. Delays in construction can occur due to a variety of factors, including regulatory requirements and our ability to fund construction and commissioning costs. Once our large-scale production facilities are built, we must successfully commission them and they must perform as we have designed them. If we encounter significant delays, cost overruns, engineering issues, contamination problems, equipment or raw material supply constraints, unexpected equipment maintenance requirements, safety issues, work stoppages or other serious challenges in bringing these facilities online and operating them at commercial scale, we may be unable to produce our initial renewable products in the time frame we have planned. For example, we have just begun using our plant at Brotas to produce molecules beyond Biofene, and we have, until recently, only successfully produced Biofene at scale at the plant. In order to produce additional molecules at Brotas, we have been and will be required to perform thorough transition activities, and modify the design of the plant. Any modifications to the production plant could cause complications in the start-up and operations of the plant, which could result in delays or failures in production. We may also need to continue to use contract manufacturing sources more than we expect (e.g., if the modifications to the Brotas plant are not successful or have a negative impact on the plant's operations), which would reduce our anticipated gross margins and may prevent us from accessing certain markets for our products. Further, if our efforts to increase (or complete and commence, as the case may be) production at these facilities are not successful, other mill owners in Brazil or elsewhere may decide not to work with us to develop additional production facilities, demand more favorable terms or delay their commitment to invest capital in our production.

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

As part of our arrangement to build the plant in Brotas, Brazil we have an agreement with Paraíso to purchase from Paraíso sugarcane juice corresponding to a certain number of tons of sugarcane per year, along with specified water and vapor volumes. Until this annual volume is reached, we are restricted from purchasing sugarcane juice for processing in the facility from any third party, subject to limited exceptions, unless we pay the premium to Paraíso that we would have paid if we bought the juice from them. As such, we will be relying on Paraíso to supply such juice and utilities on a timely basis, in the volumes we need, and at competitive prices. If a third party can offer superior prices and Paraíso does not consent to our purchasing from such third party, we would be required to pay Paraíso the applicable premium, which would have a negative impact on our production cost. Furthermore, we agreed to pay a price for the juice that is based on the lower of the cost of two other products produced by Paraíso using such juice, plus a premium. Paraíso may not want to sell sugarcane juice to us if the price of one of the other products is substantially higher than the one setting the price for the juice we purchase. While the agreement provides that Paraíso would have to pay a penalty to us if it fails to supply the agreed-upon volume of juice for a given month, the penalty may not be enough to compensate us for the increased cost if third-party suppliers do not offer competitive prices. Also, if the prices of the other products produced by Paraíso increase, we could be forced to pay those increased prices for production without a related increase in the price at which we can sell our products, reducing or eliminating any margins we can otherwise achieve. If in the future these supply terms no longer provide a viable economic structure for the operation in Brotas, Brazil we may be required to renegotiate our agreement, which could result in manufacturing disruptions and delays.

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

We have various agreements with Sao Martinho S.A. (or SMSA) that contemplate construction of another large-scale manufacturing facility as a joint venture in Brazil. Under these agreements, we are responsible for designing and managing the construction project, and are responsible for the initial construction costs. We projected the construction costs of the project to be approximately $100.0 million. While we completed a significant portion of the construction of the plant before 2012, we delayed further construction and commissioning of the plant while we constructed and commissioned our production plant in Brotas, Brazil and we expect to continue to defer the project for SMA Indústria Química (or SMA), a joint venture with SMSA, for the near term based on economic considerations and to allow us to focus on operations at our production plant in Brotas, Brazil. We entered into an amendment to the joint venture agreement with SMSA in February 2014 which updated and documented certain preexisting business plan requirements related to the start-up of construction at the plant and set forth, among other things, (i) the extension of the deadline for the commencement of operations at the joint venture operated plant to no later than 18 months following the construction of the plant, which is required to occur no later than March 31, 2017, and (ii) the extension of an option held by SMSA to build a second large-scale farnesene production facility to no later than December 31, 2018 with the commencement of operations at such second facility to occur no later than April 1, 2019. While SMSA was obligated to contribute up to approximately R$61.8 million (approximately US$25.2 million based on the exchange rate as of September 30, 2014) to the construction of the original plant, such contributions depended on, among other things, successful commencement of operations at the plant. Notwithstanding the February 2014 amendment to the joint venture agreement, based on our shifting manufacturing priorities and uncertainty regarding financing availability, we cannot currently predict exactly when or if our facility at SMSA will be completed or commence commercial operations, which means that SMSA's anticipated contribution will continue to be delayed and may never occur. SMSA holds rights with respect to the termination and acquisition of our interests in SMA. For instance, if our Brazilian subsidiary, Amyris Brasil Ltda. (formerly Amyris Brasil S.A.) becomes controlled, directly or indirectly, by a competitor of SMSA, then SMSA has the right to acquire our interest in the joint venture and if SMSA becomes controlled, directly or indirectly, by a competitor of ours, then we have the right to sell our interest in the joint venture to SMSA. In either case, the purchase price is to be determined in accordance with the joint venture agreements, as amended, and we would continue to have the obligation to acquire products produced by the joint venture for the remainder of the term of the supply agreement then in effect even though we might no longer be involved in the joint venture's management.

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

While we have commenced commercial production at the Brotas, Brazil plant, we continue to commercially produce, process and manufacture some specialty molecules through the use of contract manufacturers, and we anticipate that we will continue to use contract manufacturers for the foreseeable future for chemical conversion and production of end-products and, to mitigate cost and volume risks at our large-scale production facilities. Establishing and operating contract manufacturing facilities requires us to make significant capital expenditures, which reduces our cash and places such capital at risk. For example, based on an evaluation of our assets associated with contract manufacturing facilities and anticipated levels of use of such facilities, we recorded a loss on purchase commitments and write-off of production assets of approximately $0.4 million and $9.4 million for the nine months ended September 30, 2014 and for the year ended December 31, 2013, respectively. Also, contract manufacturing agreements may contain terms that commit us to pay for capital expenditures and other costs incurred or expected to be earned by the plant operators and owners, which can result in contractual liability and losses for us even if we terminate a particular contract manufacturing arrangement or decide to reduce or stop production under such an arrangement. For example, in June 2013, we entered into a termination agreement with a contract manufacturer that required us to make payments totaling $8.8 million in 2013, of which $3.6 million was to satisfy outstanding obligations and $5.2 million was in lieu of additional payments otherwise owed.

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

In order to be competitive in the markets we are targeting, our products must have superior qualities or be competitively priced relative to alternatives available in the market. Currently, our costs of production are not low enough to allow us to offer some of our planned products at competitive prices relative to alternatives available in the market. Our production costs depend on many factors that could have a negative effect on our ability to offer our planned products at competitive prices, including, in particular, our ability to establish and maintain sufficient production scale and volume, and feedstock cost. For example, see "We have limited experience producing our products at commercial scale and may not be able to commercialize our products to the extent necessary to sustain and grow our current business," "Our manufacturing operations require sugar feedstock, and the inability to obtain such feedstock in sufficient quantities or in a timely manner, or at reasonable prices, may limit our ability to produce products profitably or at all," and "The price of sugarcane and other feedstocks can be volatile as a result of changes in industry policy and may increase the cost of production of our products."

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

In order for our diesel fuel to be accepted in various countries around the world, a significant number of diesel engine manufacturers or operators of large trucking fleets, must determine that the use of our fuels in their equipment will not invalidate product warranties and that they otherwise regard our diesel fuel as an acceptable fuel so that our diesel fuel will have appropriately large and accessible addressable markets. In addition, we must successfully demonstrate to these manufacturers that our fuel does not degrade the performance or reduce the life cycle of their engines or cause them to fail to meet applicable emissions standards. These certification processes include fuel analysis modeling and the testing of engines and their components to ensure that the use of our diesel fuel does not degrade performance or reduce the lifecycle of the engine or cause them to fail to meet applicable emissions standards.

Additionally, we may be subject to product safety testing and may be required to meet certain regulatory and/or product safety standards. Meeting these standards can be a time consuming and expensive process, and we may invest substantial time and resources into such qualification efforts without ultimately securing approval. To date, our diesel fuel has achieved limited approvals from certain engine manufacturers, but we cannot be assured that other engine or vehicle manufacturers or fleet operators, will approve usage of our fuels. To distribute our diesel fuel, we must also meet requirements imposed by pipeline operators and fuel distributors. If these operators impose volume or other limitations on the transport of our fuels, our ability to sell our fuels may be impaired.

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

In the transportation fuels market, we expect to compete with independent and integrated oil refiners, advanced biofuels companies and biodiesel companies. Refiners compete with us by selling traditional fuel products and some are also pursuing hydrocarbon fuel production using non-renewable feedstocks, such as natural gas and coal, as well as processes using renewable feedstocks, such as vegetable oil and biomass. We also expect to compete with companies that are developing the capacity to produce diesel and other transportation fuels from renewable resources in other ways. These include advanced biofuels companies using specific enzymes that they have developed to convert cellulosic biomass, which is non-food plant material such as wood chips, corn stalks and sugarcane bagasse, into fermentable sugars. Similar to us, some companies are seeking to use engineered microbes, such as yeast, bacteria and algae, to convert sugars, in some cases from cellulosic biomass and in others from more refined sugar sources, into renewable diesel and other fuels. Biodiesel companies convert vegetable oils and animal oils into diesel fuel and some are seeking to produce diesel and other transportation fuels using thermochemical methods to convert biomass into renewable fuels.

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

We have a license, development, research and collaboration agreement with Total, under which we may develop, produce and commercialize products with Total. Under this agreement, Total has a right of first negotiation with respect to certain exclusive commercialization arrangements that we would propose to enter into with third parties, as well as the right to purchase any of our products on terms not less favorable than those offered to or received by us from third parties in any market where Total or its affiliates have a significant market position. These rights might inhibit potential strategic partners or potential customers from entering into negotiations with us about future business opportunities. Total also has the right to terminate this agreement if we undergo a sale or change of control to certain entities, which could discourage a potential acquirer from making an offer to acquire us.

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

Additionally, in connection with subsequent investments by Total in Amyris, we granted Total, among other investors, a right of first investment if we propose to sell securities in a private placement financing transaction. With these rights, Total and other investors may subscribe for a portion of any new financing and require us to comply with certain notice periods, which could discourage other investors from participating, or cause delays, in our ability to close such a financing. Further, Total and other holders of notes issued in the first and second tranches of the August 2013 Financing (or, the Tranche I Notes and Tranche II Notes, respectively) have a right to cancel certain outstanding Tranche I Notes and Tranche II Notes to exercise pro rata rights under the August 2013 SPA. To the extent Total or other investors exercise these rights, it will reduce the cash proceeds we may realize from the relevant financing. Additionally, under agreements originally signed in July 2012, as subsequently amended, Total previously had the right to cancel up to $30.0 million of certain outstanding convertible promissory notes. Total has since, in financings that closed in December 2012, October 2013, December 2013, January 2014 and May 2014 used and extinguished that right (with approximately $9.7 million of such rights extinguished by agreement of Amyris and Total in connection with the 144A Offering in May 2014 when we used approximately $9.7 million of the proceeds from the 144A Offering to repay certain senior secured convertible notes held by Total, which equaled the amount of Total’s participation in the 144A Offering).

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

For the foreseeable future, we will be subject to risks associated with the concentration of essential product sourcing and operations in Brazil. The Brazilian government has changed in the past, and may change in the future, monetary, taxation, credit, tariff, labor and other policies to influence the course of Brazil's economy. For example, the government's actions to control inflation have at times involved setting wage and price controls, adjusting interest rates, imposing taxes and exchange controls and limiting imports into Brazil. We have no control over, and cannot predict, what policies or actions the Brazilian government may take in the future. Our business, financial performance and prospects may be adversely affected by, among others, the following factors:

•	delays or failures in securing licenses, permits or other governmental approvals necessary to build and operate facilities and use our yeast strains to produce products;

•	rapid consolidation in the sugar and ethanol industries in Brazil, which could result in a decrease in competition;

•	political, economic, diplomatic or social instability in or affecting Brazil;

•	changing interest rates;

•	tax burden and policies;

•	effects of changes in currency exchange rates;

•	exchange controls and restrictions on remittances abroad;

•	inflation;

•	land reform or nationalization movements;

•	changes in labor related policies;

•	export or import restrictions that limit our ability to move our products out of Brazil or interfere with the import of essential materials into Brazil;

•	changes in, or interpretations of foreign regulations that may adversely affect our ability to sell our products or repatriate profits to the United States;

•	tariffs, trade protection measures and other regulatory requirements;

•	compliance with United States and foreign laws that regulate the conduct of business abroad;

•	an inability, or reduced ability, to protect our intellectual property in Brazil including any effect of compulsory licensing imposed by government action; and

•	difficulties and costs of staffing and managing foreign operations.

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

In addition to our production operations in the United States and Brazil, we have been party to contract manufacturing agreements with parties in other production locations around the world, including Europe. The use of GMM technology is strictly regulated in the European Union, which has established various directives for member states regarding regulation of the use of such technology, including notification processes for contained use of such technology. We expect to encounter GMM regulations in most, if not all, of the countries in which we may seek to establish production capabilities and/or conduct sales to customers or end-use consumers, and the scope and nature of these regulations will likely be different from country to country. If we cannot meet the applicable requirements in other countries in which we intend to produce products using our yeast strains, or if it takes longer than anticipated to obtain such approvals, our business could be adversely affected. Furthermore, there are various non-governmental and quasi-governmental organizations that review and certify products with respect to the determination of whether products can be classified as “natural” or other similar classifications. While the certification from such non-governmental and quasi-governmental organizations is generally not mandatory, some of our current or prospective customers or distributors may require that we meet the standards set by such organizations as a condition precedent to purchasing or distributing our products. We cannot be certain that we will be able to satisfy the standards of such organizations, and any delay or failure to do so could harm our ability to sell or distribute some or all of our products to certain customers and prospective customers, which could have a negative impact on our business.

We may not be able to obtain regulatory approval for the sale of our renewable products.

Our renewable chemical products may be subject to government regulation in our target markets. In the United States, the EPA administers the Toxic Substances Control Act (or TSCA), which regulates the commercial registration, distribution, and use of many chemicals. Before an entity can manufacture or distribute a new chemical subject to TSCA, it must file a Pre-Manufacture Notice (or PMN) to add the chemical to a product. The EPA has 90 days to review the filing but may request additional data which significantly extends the timeline for approval. As a result we may not receive EPA approval to list future molecules as expeditiously as we would like in order to make on the TSCA registry, resulting in delays or significant increases in testing requirements. A similar program exists in the European Union, called REACH. Under this program, chemicals imported or manufactured in the European Union in certain quantities must be registered with the European Chemicals Agency, and this process could cause delays or significant costs. To the extent that other geographies in which we are selling (or may seek to sell) our products, such as Brazil and various countries in Asia, may rely on TSCA or REACH (or similar laws and programs) for chemical registration in their geographies, delays with the United States or European authorities, or any relevant local authorities in such other geographies, may subsequently delay entry into these markets as well. In addition, some of our Biofene-derived products are sold for the cosmetics market, and some countries may impose additional regulatory requirements or permits for such uses, which could impair, delay or prevent sales of our products in those markets.

Our diesel and jet fuel is subject to regulation by various government agencies, including the EPA, and the California Air Resources Board (or CARB) in the United States and Agência Nacional do Petróleo, Gas Natural e Biocombustíveis (or ANP), in Brazil. To date, we have obtained registration with the EPA for the use of our diesel fuel in the United States at a 35% blend rate with petroleum diesel. Farnesane is also listed on the TSCA inventory. In addition, ANP has authorized the use our diesel fuel at blend rates of 10% and 30% for specific transportation fleets. In Europe, we obtained REACH registration for importing/manufacturing less than 1,000 metric tons of farnesane (for use as diesel and jet fuel) per year and are pursuing data validation to maintain registration. Registration with each of these bodies is required for the import, sale and use of our fuels within their respective jurisdictions. Jet fuel (aviation turbine fuel) validation and specifications are subject to the ASTM International industry consensus process and the Brazilian ANP national adoption process. While our jet fuel has been validated and supported by an applicable ASTM aviation turbine fuel standard, the ANP approval remains pending. Any failure to achieve required validation and certifications for our jet fuel could impair or delay our plans to introduce a jet fuel product in Brazil, which could have a material adverse impact on our renewable product revenues for the year. In addition, for us to achieve full access to the United States fuels market for our fuel products, we will need to obtain EPA and CARB (and potentially other state agencies) certifications for our feedstock pathway and production facilities, including certification of a feedstock lifecycle analysis relating to greenhouse gas emissions. Any delay in obtaining these additional certifications could impair our ability to sell our renewable fuels to refiners, importers, blenders and other parties that produce transportation fuels as they comply with federal and state requirements to include certified renewable fuels in their products.

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

A limited number of distributors, customers and collaboration partners account for a significant portion of our revenue, and the loss of major distributors, customers or collaboration partners could harm our operating results.

Our revenues may vary significantly from quarter to quarter and are often dependent on sales to, and collaborations with, a limited number of distributors, customers and/or collaboration partners. We cannot be certain that distributors, customers and/or collaboration partners that have accounted for significant revenue in past periods, individually or as a group, will continue to generate similar revenue in any future period. If we fail to renew with, or if we lose a major distributor, customer or collaborator or group of distributors, customers or collaborators, our revenue could decline if we are unable to replace the lost revenue with revenue from other sources.

Future revenue is difficult to predict, and our failure to predict revenue accurately may cause our results to be below our expectations or those of analysts or investors and could result in our stock price declining.
The sales volume of our products in any given period can be difficult to predict. A portion of our product sales is dependent upon the interest and ability of third party distributors to create demand for, and generate sales of, such products to end-users. If such distributors are unsuccessful in creating pull-through demand for our products with their customers, such distributors may not purchase as much of our products from us (if at all). In addition, many of our new and novel products are intended to be a component of other companies’ products; therefore, sales of our products may be contingent on our collaborators’ and/or customers’ timely and successful development and commercialization of end-use products that incorporate our products.
In addition, we have entered into, and continue to look for, research and development collaboration arrangements pursuant to which we receive payments from our collaborators, some of such collaboration arrangements include advance payments in consideration for grants of exclusivity or research efforts to be performed by us. As a result, a portion of the revenue we report each quarter results from the recognition of deferred revenue from advance payments we have received from these collaborators during previous quarters. To the extent our business model depends on collaboration agreements with advance payments that we recognize over time, it may also be difficult for us to rapidly increase our revenues through additional collaborations in any period, as revenue from such new collaborations will often be recognized over multiple quarters or years.
Factors such as these make it difficult to predict future revenue and may result in our revenue being below our previously announced guidance or analysts’ estimates, which would likely cause our stock price to decline.

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

•	losses of, or the inability to secure new, major customers, suppliers, distributors or collaboration partners;

•	losses associated with producing our products as we ramp to commercial production levels;

•	failure to recover value added tax (or VAT) that we currently reflect as recoverable in our financial statements (e.g., due to failure to meet conditions for reimbursement of VAT under local law);

•	the timing, size and mix of sales to customers for our products;

•	increases in price or decreases in availability of feedstock;

•	the unavailability of contract manufacturing capacity altogether or at reasonable cost;

•	exit costs associated with terminating contract manufacturing relationships;

•	fluctuations in foreign currency exchange rates;

•	gains or losses associated with our hedging activities;

•	change in the fair value of derivative instruments;

•	fluctuations in the price of and demand for sugar, ethanol, and petroleum-based and other products for which our products are alternatives;

•	seasonal variability in production and sales of our products;

•	competitive pricing pressures, including decreases in average selling prices of our products;

•	unanticipated expenses associated with changes in governmental regulations and environmental, health, labor and safety requirements;

•	reductions or changes to existing fuel and chemical regulations and policies;

•	departure of executives or other key management employees resulting in transition and severance costs;

•	our ability to use our net operating loss carryforwards to offset future taxable income;

•	business interruptions such as earthquakes, tsunamis and other natural disasters;

•	our ability to integrate businesses that we may acquire;

•	our ability to successfully collaborate with business venture partners;

•	risks associated with the international aspects of our business; and

•	changes in general economic, industry and market conditions, both domestically and in our foreign markets.

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

We have experienced, and expect to continue to experience, expansion of our business as we continue to make efforts to develop and bring our products to market. We have grown from 18 employees at the end of 2005 to 403 at September 30, 2014. Our growth and diversified operations have placed, and may continue to place, significant demands on our management and our operational and financial infrastructure. In particular, continued growth could strain our ability to:

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

Our commercial success will depend substantially on our ability to obtain patents and maintain adequate legal protection for our technologies and product candidates in the United States and other countries. As of September 30, 2014, we had 295 issued United States and foreign patents and 330 pending United States and foreign patent applications that were owned by or licensed to us. We will be able to protect our proprietary rights from unauthorized use by third parties only to the extent that our proprietary technologies and future products are covered by valid and enforceable patents or are effectively maintained as trade secrets.

We apply for patents covering both our technologies and product candidates, as we deem appropriate. However, we may fail to apply for patents on important technologies or product candidates in a timely fashion, or at all. Our existing and future patents may not be sufficiently broad to prevent others from practicing our technologies or from developing competing products or technologies. In addition, the patent positions of companies like ours are highly uncertain and involve complex legal and factual questions for which important legal principles remain unresolved. No consistent policy regarding the breadth of patent claims has emerged to date in the United States and the landscape is expected to become even more uncertain in view of recent rule changes by the United States Patent Office (or USPTO). Additional uncertainty may result from legal precedent by the United States Federal Circuit and Supreme Court as they determine legal issues concerning the scope and construction of patent claims and inconsistent interpretation of patent laws by the lower courts. The patent situation outside of the United States is even less predictable. As a result, the validity and enforceability of patents cannot be predicted with certainty. Moreover, we cannot be certain whether:

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

We do not know whether any of our pending patent applications or those pending patent applications that we license will result in the issuance of any patents. Even if patents are issued, they may not be sufficient to protect our technology or product candidates. The patents we own or license and those that may be issued in the future may be challenged, invalidated, rendered unenforceable, or circumvented, and the rights granted under any issued patents may not provide us with proprietary protection or competitive advantages. Moreover, third parties could practice our inventions in territories where we do not have patent protection or in territories where they could obtain a compulsory license to our technology where patented. Such third parties may then try to import products made using our inventions into the United States or other territories. Accordingly, we cannot ensure that any of our pending patent applications will result in issued patents, or even if issued, predict the breadth, validity and enforceability of the claims upheld in our and other companies' patents.

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

The industries in which we operate, and the biotechnology industry in particular, are characterized by frequent and extensive litigation regarding patents and other intellectual property rights. Many biotechnology companies have employed intellectual property litigation as a way to gain a competitive advantage. If any of our competitors have filed patent applications or obtained patents that claim inventions also claimed by us, we may have to participate in interference proceedings declared by the relevant patent regulatory agency to determine priority of invention and, thus, the right to the patents for these inventions in the United States. These proceedings could result in substantial cost to us even if the outcome is favorable. Even if successful, an interference proceeding may result in loss of certain claims. Our involvement in litigation, interferences, opposition proceedings or other intellectual property proceedings inside and outside of the United States, to defend our intellectual property rights or as a result of alleged infringement of the rights of others, may divert management time from focusing on business operations and could cause us to spend significant resources, all of which could harm our business and results of operations.

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

We apply the applicable accounting principles set forth in the United States Financial Accounting Standards Board's Accounting Standards Codification to our intangible assets (including goodwill), which prohibits the amortization of intangible assets with indefinite useful lives and requires that these assets be reviewed for impairment at least annually. There are several methods that can be used to determine the estimated fair value of the in-process research and development acquired in a business combination. We have used the “income method,” which applies a probability weighting that considers the risk of development and commercialization, to the estimated future net cash flows that are derived from projected sales revenues and estimated costs. These projections are based on factors such as relevant market size, pricing of similar products, and expected industry trends. The estimated future net cash flows are then discounted to the present value using an appropriate discount rate. These assets are treated as indefinite-lived intangible assets until completion or abandonment of the projects, at which time the assets will be amortized over the remaining useful life or written off, as appropriate. If the carrying amount of the assets is greater than the measures of fair value, impairment is considered to have occurred and a write-down of the asset is recorded. Any finding that the value of our intangible assets has been impaired would require us to write-down the impaired portion, which could reduce the value of our assets and reduce our net income for the year in which the related impairment charges occur. As of September 30, 2014, we had a net carrying value of approximately $9.1 million in in-process research and development and goodwill associated with our acquisition of Draths Corporation.

Our ability to use our net operating loss carryforwards to offset future taxable income may be subject to certain limitations.

In general, under Section 382 of the Internal Revenue Code (or the Code), a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change net operating loss carryforwards (or NOLs), to offset future taxable income. If the Internal Revenue Service challenges our analysis that our existing NOLs are not subject to limitations arising from previous ownership changes, or if we undergo an ownership change, our ability to utilize NOLs could be limited by Section 382 of the Code. Future changes in our stock ownership, some of which are outside of our control, could result in an ownership change under Section 382 of the Code. Furthermore, our ability to utilize NOLs of companies that we may acquire in the future may be subject to limitations. For these reasons, we may not be able to utilize a material portion of the NOLs carryforward as of September 30, 2014, even if we attain profitability.

Loss of, or inability to secure government contract revenues could impair our business.

We have contracts or subcontracts with certain governmental agencies or their contractors. Generally, these agreements, as they may be amended or modified from time to time, have fixed terms and may be terminated, modified or be subject to recovery of payments by the government agency under certain conditions (such as failure to comply with detailed reporting and governance processes or failure to achieve milestones). Under these agreements, we are also subject to audits, which can result in corrective action plans and penalties up to and including termination. If these governmental agencies terminate these agreements with us, it could reduce our revenues which could harm our business. Additionally, we anticipate securing additional government contracts as part of our business plan for 2014 and beyond. If we are unable to secure such government contracts, it could harm our business.

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

Risks Related to Ownership of Our Common Stock

Our stock price may be volatile.

The market price of our common stock has been, and we expect it to continue to be, subject to significant volatility, and it has declined significantly from our initial public offering price. As of September 30, 2014, the reported closing price for our common stock on the NASDAQ Global Select Market was $3.79 per share. Market prices for securities of early stage companies have historically been particularly volatile. Such fluctuations could be in response to, among other things, the factors described in this “Risk Factors” section or elsewhere in this report, or other factors, some of which are beyond our control, such as:

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

In the past, many companies that have experienced volatility and sustained declines in the market price of their stock have become subject to securities class action and derivative action litigation. We were involved in two such lawsuits, which were recently dismissed, and we may be the target of similar litigation in the future. Securities litigation against us could result in substantial costs and divert our management's attention from other business concerns, which could seriously harm our business.

The concentration of our capital stock ownership with insiders will limit the ability to influence corporate matters.

As of October 31, 2014:

•	our executive officers and directors and their affiliates (including Total) together held approximately 39.1% of our outstanding common stock;

•	Total held approximately 20.5% of our outstanding common stock; and

•
two of the largest holders of outstanding common stock after Total (Temasek and Biolding Investment SA (or Biolding), each of whom has a designee on our Board of Directors) together held approximately 25.9% of our outstanding common stock.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Stockholder proposals may be included in our proxy statement for an annual meeting so long as they are provided to us on a timely basis and satisfy the other conditions set forth in SEC regulations under Rule 14a-8 regarding the inclusion of stockholder proposals in company-sponsored proxy materials. For a stockholder proposal to be considered for inclusion in our proxy statement for the annual meeting to be held in 2015, we must receive the proposal at our principal executive offices, addressed to the Secretary, no later than December 15, 2014. In addition, a stockholder proposal that is not intended for inclusion in our proxy statement under Rule 14a-8 may be brought before the 2015 annual meeting so long as we receive information and notice of the proposal in compliance with the requirements set forth in our Bylaws, addressed to the Secretary at our principal executive offices at 5885 Hollis Street, Suite 100, Emeryville, California 94608, not later than February 26, 2015 nor earlier than January 27, 2015.

Stockholders who wish to recommend individuals for consideration by the Nominating and Governance Committee to become nominees for election to the board may do so by delivering a written recommendation to the Nominating and Governance Committee at the following address: Chair of the Nominating and Corporate Governance Committee c/o Secretary of Amyris, Inc. at 5885 Hollis Street, Suite 100, Emeryville, California 94608, at least 120 days prior to the anniversary date of the mailing of our Proxy Statement for the last annual meeting of stockholders, which for our 2015 annual meeting of stockholders is a deadline of December 15, 2014. Submissions must include the full name of the proposed nominee, a description of the proposed nominee’s business experience and directorships for at least the previous five years, complete biographical information, a description of the proposed nominee’s qualifications as a director and a representation that the nominating stockholder is a beneficial or record owner of our Common Stock. Any such submission must be accompanied by the written consent of the proposed nominee to be named as a nominee and to serve as a director if elected.

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
file number of that form, the date of the filing, and the number of the exhibit referenced in that filing.

Exhibit		Previously Filed				Filed
No.	Description	Form	File No.	Filing Date	Exhibit	Herewith
3.01	Restated Certificate of Incorporation	10-Q	001-34885	November 10, 2010	3.01
3.02	Certificate of Amendment to Restated Certificate of Incorporation dated May 12, 2014	10-Q	001-34885	August 8, 2014	3.02
3.03	Restated Bylaws	10-Q	001-34885	November 10, 2010	3.02
4.01[a]	1.5% Senior Secured Convertible Note due 2017 dated July 31, 2014 issued by registrant to Total Energies Nouvelles Activités USA					X
10.01[a]	Modification No. 12 dated July 16, 2014 to Technology Investment Agreement between registrant and The Defense Advanced Research Project Agency (DARPA)					X
31.01	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(c) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.02	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(c) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.01[b]	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.02[b]	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101[c]
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

Dated: November 7, 2014	AMYRIS, INC.

/s/ JOHN G. MELO
John G. Melo
President and Chief Executive Officer
(Principal Executive Officer)

Dated: November 7, 2014

/s/ PAULO DINIZ
Paulo Diniz
Interim Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit		Previously Filed				Filed
No.	Description	Form	File No.	Filing Date	Exhibit	Herewith
3.01	Restated Certificate of Incorporation	10-Q	001-34885	November 10, 2010	3.01
3.02	Certificate of Amendment to Restated Certificate of Incorporation dated May 12, 2014	10-Q	001-34885	August 8, 2014	3.02
3.03	Restated Bylaws	10-Q	001-34885	November 10, 2010	3.02
4.01[a]	1.5% Senior Secured Convertible Note due 2017 dated July 31, 2014 issued by registrant to Total Energies Nouvelles Activités USA					X
10.01[a]	Modification No. 12 dated July 16, 2014 to Technology Investment Agreement between registrant and The Defense Advanced Research Project Agency (DARPA)					X
31.01	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(c) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.02	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(c) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.01[b]	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.02[b]	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101[c]
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