Form 10-Q
period 2015-03-31
AMYRIS, INC.
filed 2015-05-07
CIK 1365916

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015
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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2015
Common Stock, $0.0001 par value per share	79,924,220

AMYRIS, INC.
QUARTERLY REPORT ON FORM 10-Q
For the Quarterly Period Ended March 31, 2015

PART I
ITEM 1. FINANCIAL STATEMENTS
Amyris, Inc.
Condensed Consolidated Balance Sheets
(In Thousands, Except Share and Per Share Amounts)
(Unaudited)

	March 31, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$43,781	$42,047
Restricted cash	561	—
Short-term investments	1,167	1,375
Accounts receivable, net of allowance of $479 and $479, respectively	4,674	8,687
Related party accounts receivable	688	455
Inventories, net	11,377	14,506
Prepaid expenses and other current assets	7,052	6,534
Total current assets	69,300	73,604
Property, plant and equipment, net	104,509	118,980
Restricted cash	957	1,619
Equity and loans in affiliates	1,627	2,260
Other assets	10,576	13,635
Goodwill and intangible assets	6,085	6,085
Total assets	$193,054	$216,183
Liabilities and Deficit
Current liabilities:
Accounts payable	$4,649	$3,489
Deferred revenue	13,552	5,303
Accrued and other current liabilities	14,978	13,565
Capital lease obligation, current portion	277	541
Debt, current portion	18,193	17,100
Total current liabilities	51,649	39,998
Capital lease obligation, net of current portion	254	275
Long-term debt, net of current portion	93,132	100,122
Related party debt	131,129	115,239
Deferred rent, net of current portion	10,139	10,250
Deferred revenue, net of current portion	7,793	6,539
Derivative liabilities	76,577	59,736
Other liabilities	8,299	9,087
Total liabilities	378,972	341,246
Commitments and contingencies (Note 6)
Stockholders’ deficit:
Preferred stock - $0.0001 par value, 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock - $0.0001 par value, 300,000,000 shares authorized as of March 31, 2015 and December 31, 2014; 79,222,633 and 79,221,883 shares issued and outstanding as of March 31, 2015 and December 31, 2014, respectively	8	8
Additional paid-in capital	727,321	724,669
Accumulated other comprehensive loss	(41,489)	(29,977)
Accumulated deficit	(871,392)	(819,152)
Total Amyris, Inc. stockholders’ deficit	(185,552)	(124,452)
Noncontrolling interest	(366)	(611)
Total stockholders' deficit	(185,918)	(125,063)
Total liabilities and stockholders' deficit	$193,054	$216,183

See the accompanying notes to the unaudited condensed consolidated financial statements.

Amyris, Inc.
Condensed Consolidated Statements of Operations
(In Thousands, Except Share and Per Share Amounts)
(Unaudited)

	Three Months Ended March 31,
	2015	2014
Revenues
Renewable product sales	$2,095	$2,842
Related party renewable product sales	—	3
Total product sales	2,095	2,845
Grants and collaborations revenue	5,777	3,196
Total grants and collaborations revenue	5,777	3,196
Total revenues	7,872	6,041
Cost and operating expenses
Cost of products sold	6,643	6,236
Loss on purchase commitments and write-off of property, plant and equipment	—	107
Research and development	12,010	12,986
Sales, general and administrative	14,381	13,399
Total cost and operating expenses	33,034	32,728
Loss from operations	(25,162)	(26,687)
Other income (expense):
Interest income	86	56
Interest expense	(8,482)	(4,750)
Gain (loss) from change in fair value of derivative instruments	(17,412)	57,400
Loss from extinguishment of debt	—	(9,430)
Other expense, net	(369)	(122)
Total other income (expense)	(26,177)	43,154
Income (loss) before income taxes and loss from investments in affiliates	(51,339)	16,467
Provision for income taxes	(115)	(111)
Net income (loss) before loss from investments in affiliates	(51,454)	16,356
Loss from investments in affiliates	(808)	—
Net income (loss)	(52,262)	16,356
Net income (loss) attributable to noncontrolling interest	22	29
Net income (loss) attributable to Amyris, Inc. common stockholders	$(52,240)	$16,385
Net income (loss) per share attributable to common stockholders:
Basic	$(0.66)	$0.21
Diluted	$(0.66)	$(0.34)
Weighted-average shares of common stock outstanding used in computing net loss per share of common stock:
Basic	79,222,051	76,830,388
Diluted	79,222,051	117,097,976

See the accompanying notes to the unaudited condensed consolidated financial statements.

Amyris, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(In Thousands)
(Unaudited)
	Three Months Ended March 31,
	2015	2014
Comprehensive income (loss):
Net income (loss)	$(52,262)	$16,356
Foreign currency translation adjustment, net of tax	(11,245)	2,833
Total comprehensive income (loss)	(63,507)	19,189
Income attributable to noncontrolling interest	22	29
Foreign currency translation adjustment attributable to noncontrolling interest	(267)	23
Comprehensive income (loss) attributable to Amyris, Inc.	$(63,752)	$19,241

See the accompanying notes to the unaudited condensed consolidated financial statements.

Amyris, Inc.
Condensed Consolidated Statements of Stockholders’ Deficit
(In Thousands, Except Share Amounts)
(Unaudited)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Deficit
December 31, 2014	79,221,883	$8	$724,669	$(819,152)	$(29,977)	$(611)	$(125,063)
Issuance of common stock upon exercise of stock options, net of restricted stock	750	—	—	—	—	—	—
Stock-based compensation	—	—	2,652	—	—	—	2,652
Foreign currency translation adjustment, net of tax	—	—	—	—	(11,512)	267	(11,245)
Net loss	—	—	—	(52,240)	—	(22)	(52,262)
March 31, 2015	79,222,633	$8	$727,321	$(871,392)	$(41,489)	$(366)	$(185,918)

See the accompanying notes to the unaudited condensed consolidated financial statements.

Amyris, Inc.
Condensed Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	Three Months Ended March 31,
	2015	2014
Operating activities
Net income (loss)	$(52,262)	$16,356
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	3,490	3,800
Loss on disposal of property, plant and equipment	26	33
Stock-based compensation	2,652	3,514
Amortization of debt discount	3,222	1,599
Loss from extinguishment of debt	—	9,430
Loss on purchase commitments and write-off of property, plant and equipment	—	107
Change in fair value of derivative instruments	17,412	(57,400)
Loss from investments in affiliates	808	—
Other non-cash expenses	—	16
Changes in assets and liabilities:
Accounts receivable	4,405	5,095
Related party accounts receivable	(196)	(142)
Inventories, net	2,227	209
Prepaid expenses and other assets	376	(410)
Accounts payable	382	(946)
Accrued and other liabilities	4,782	(732)
Deferred revenue	9,512	9,500
Deferred rent	(112)	18
Net cash used in operating activities	(3,276)	(9,953)
Investing activities
Purchase of short-term investments	(877)	(881)
Maturities of short-term investments	893	1,030
Purchases of property, plant and equipment, net of disposals	(1,084)	(1,308)
Net cash used in investing activities	(1,068)	(1,159)
Financing activities
Proceeds from issuance of common stock, net of repurchases	—	1,015
Principal payments on capital leases	(365)	(256)
Proceeds from debt issued	—	29,883
Proceeds from debt issued to related party	10,850	25,000
Principal payments on debt	(3,167)	(3,046)
Net cash provided by financing activities	7,318	52,596
Effect of exchange rate changes on cash and cash equivalents	(1,240)	(554)
Net increase in cash and cash equivalents	1,734	40,930
Cash and cash equivalents at beginning of period	42,047	6,868
Cash and cash equivalents at end of period	$43,781	$47,798

Amyris, Inc.
Condensed Consolidated Statements of Cash Flows—(Continued)
(In Thousands)

	Three Months Ended March 31,
	2015	2014
Supplemental disclosures of cash flow information:
Cash paid for interest	$1,519	$967
Supplemental disclosures of non-cash investing and financing activities:
Acquisitions of property, plant and equipment under accounts payable, accrued liabilities and notes payable	$(233)	$(75)
Financing of equipment	$80	—
Financing of insurance premium under notes payable	$(23)	$(41)
Interest capitalized to debt	$3,451	$—
Purchase of property, plant and equipment via deposit	$(392)	—
Receivable of proceeds for options exercised	—	$(355)

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

Liquidity

The Company has incurred significant losses since its inception and believes that it will continue to incur losses and negative cash flow from operations through at least 2015. As of March 31, 2015, the Company had an accumulated deficit of $871.4 million and had cash, cash equivalents and short term investments of $44.9 million. The Company has significant outstanding debt and contractual obligations related to capital and operating leases, as well as purchase commitments.

 As of March 31, 2015, the Company's debt, net of discount of $77.2 million, totaled $242.5 million, of which $18.2 million matures within the next twelve months. In addition to upcoming debt maturities, the Company's debt service obligations over the next twelve months are significant, including $9.5 million of anticipated cash interest payments. The Company's debt agreements contain various covenants, including certain restrictions on the Company's business that could cause the Company to be at risk of defaults, such as the requirement to maintain unrestricted, unencumbered cash in an amount equal to at least 50% of the principal amount outstanding under its loan facility with Hercules Technology Growth Capital, Inc.  Please refer to Note 5, “Debt” and Note 6, “Commitments and Contingencies” for further details regarding the Company's debt service obligations and commitments.

The Company’s operating plan for 2015 contemplates significant reduction in the Company’s net cash outflows, resulting from (i) revenue growth from sales of existing and new products with positive gross margins, (ii) reduced production costs compared to prior periods as a result of manufacturing and technical developments in 2014, (iii) increased cash inflows from collaborations compared to 2014 (iv) maintaining operating expenses at levels comparable to 2014, and (v) access to various financing commitments.

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

•	Shift focus to existing products and customers with significantly reduced investment in new product and commercial development efforts.

•	Reduce production activity at our Brotas manufacturing facility to levels only sufficient to satisfy volumes required for product revenues forecast from existing products and customers.

•	Reduce expenditures for third party contractors, including consultants, professional advisors and other vendors.

•	Reduce or delay uncommitted capital expenditures, including non-essential facility and lab equipment, and information technology projects.

•	Closely monitor the Company working capital position with customers and suppliers, as well as suspend operations at pilot plants and demonstration facilities.

The contingency cash plan contemplating these actions is designed to save the Company an estimated $30.0 million to $40.0 million over the period through March 31, 2016.

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying interim condensed consolidated financial statements have been prepared in accordance with the accounting principles generally accepted in the United States of America (“GAAP”) and with the instructions for Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and notes required for complete financial statements. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 31, 2015. The unaudited condensed consolidated financial statements include the accounts of the Company and its consolidated subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

We use the equity method to account for investments in companies, if our investments provide us with the ability to exercise significant influence over operating and financial policies of the investee. Our consolidated net income or loss includes the Company’s proportionate share of the net income or loss of these companies. Our judgment regarding the level of influence over each equity method investment includes considering key factors such as our ownership interest, representation on the board of directors, participation in policy-making decisions and material intercompany transactions.

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

Variable Interest Entities

The Company has interests in joint venture entities that are variable interest entities (or “VIEs”). Determining whether to consolidate a VIE requires judgment in assessing (i) whether an entity is a VIE and (ii) if the Company is the entity’s primary beneficiary and thus required to consolidate the entity. To determine if the Company is the primary beneficiary of a VIE, the Company evaluates whether it has (i) the power to direct the activities that most significantly impact the VIE’s economic performance and (ii) the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. The Company’s evaluation includes identification of significant activities and an assessment of its ability to direct those activities based on governance provisions and arrangements to provide or receive product and process technology, product supply, operations services, equity funding and financing and other applicable agreements and circumstances. The Company’s assessment of whether it is the primary beneficiary of its VIEs requires significant assumptions and judgment.

Use of Estimates

In preparing the unaudited condensed consolidated financial statements, management must make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the unaudited condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (or “FASB”) issued new guidance related to revenue recognition. This new standard will replace all current GAAP guidance on this topic and eliminate all industry-specific guidance. The new revenue recognition update guidance provides a unified model to determine how revenue is recognized. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance is currently due to be effective for annual and interim periods beginning after December 15, 2016 and can be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. In April 2015, the FASB proposed a one year deferral of the effective date to December 15, 2017 and early application would be permitted, but not before the original effective date of December 15, 2016.

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

In April 2015, the FASB issued Accounting Standard Update 2015-03, Simplifying the Presentation of Debt Issuance Costs, which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability, consistent with the presentation of a debt discount. The recognition and measurement guidance for debt issuance costs are not affected by this guidance. The guidance is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. This will represent a change from the Company’s current treatment of debt issuance costs, which are reported in other assets.

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

As of March 31, 2015, the Company’s financial assets and financial liabilities are presented below at fair value and were classified within the fair value hierarchy as follows (in thousands):

	Level 1	Level 2	Level 3	Balance as of March 31, 2015
Financial Assets
Money market funds	$20,255	$—	$—	$20,255
Certificates of deposit	1,167	—	—	1,167
Loan to affiliate	—	—	1,559	1,559
Total financial assets	$21,422	$—	$1,559	$22,981
Financial Liabilities
Loans payable (1)	$—	$11,815	$—	$11,815
Credit facilities (1)	—	37,485	—	37,485
Convertible notes (1)	—	—	241,248	241,248
Compound embedded derivative liability	—	—	71,952	71,952
Currency interest rate swap derivative liability	—	4,625	—	4,625
Total financial liabilities	$—	$53,925	$313,200	$367,125
________
(1) These liabilities are carried on the condensed consolidated balance sheet on a historical basis.

The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires management to make judgments and consider factors specific to the asset or liability. The fair values of money market funds and certificates of deposit are based on fair values of identical assets. The fair values of the loans payable, convertible notes, credit facilities and currency interest rate swaps are based on the present value of expected future cash flows and assumptions about current interest rates and the creditworthiness of the Company. The method of determining the fair value of the compound embedded derivative liabilities is described below. Market risk associated with the fixed and variable rate long-term loans payable, credit facilities and convertible notes relates to the potential reduction in fair value and negative impact to future earnings, from an increase in interest rates. The fair value of loans to affiliates is based on the present value of expected future cash flows and assumptions about interest rates and the creditworthiness of the affiliate. Market risk associated with the compound embedded derivative liabilities relates to the potential reduction in fair value and negative impact to future earnings from a decrease in interest rates.

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

As of December 31, 2014, the Company’s financial assets and financial liabilities are presented below at fair value and were classified within the fair value hierarchy as follows (in thousands):

	Level 1	Level 2	Level 3	Balance as of December 31, 2014
Financial Assets
Money market funds	$20,160	$—	$—	$20,160
Certificates of deposit	1,375	—	—	1,375
Loans to affiliate	—	—	1,745	1,745
Total financial assets	$21,535	$—	$1,745	$23,280
Financial Liabilities
Loans payable	$—	$16,720	$—	$16,720
Credit facilities	—	39,332	—	39,332
Convertible notes	—	—	222,031	222,031
Compound embedded derivative liability	—	—	56,026	56,026
Currency interest rate swap derivative liability	—	3,710	—	3,710
Total financial liabilities	$—	$59,762	$278,057	$337,819

The following table provides a reconciliation of the beginning and ending balances for the convertible notes measured at fair value using significant unobservable inputs (Level 3) (in thousands):

2015
Balance at January 1	$222,031
Additions to convertible notes	14,301
Change in fair value of convertible notes	4,916
Balance at March 31	$241,248

Derivative Instruments

The following table provides a reconciliation of the beginning and ending balances for the compound embedded derivative liability measured at fair value using significant unobservable inputs (Level 3) (in thousands):

2015
Balance at January 1	$56,026
Additions to Level 3	229
Total income (loss) from change in fair value of derivative liability	15,697
Balance at March 31	$71,952

The compound embedded derivative liabilities, represent the fair value of the equity conversion options and "make-whole" provisions or down round conversion price adjustments to provisions of outstanding convertible promissory notes issued to Total Energies Nouvelles Activités USA (formerly known as Total Gas & Power USA, SAS, or “Total” and such convertible promissory notes, the “Total Notes”),, as well as Tranche I Notes (as defined below), Tranche II Notes (as defined below) and notes issued under the Rule 144A convertible notes offering (or the “Rule 144A Notes”) (see Note 5, "Debt"). There is no current observable market for these types of derivatives and, as such, the Company determined the fair value of the embedded derivatives using a Monte Carlo simulation valuation model for the Total Notes and the binomial lattice model for the Tranche I Notes, Tranche II Notes and the Rule 144A Notes (or together the “Convertible Notes”). A Monte Carlo simulation valuation model combines expected cash outflows with market-based assumptions regarding risk-adjusted yields, stock price volatility, probability of a change of control and the trading information of the Company's common stock into which the notes are or may be convertible. A binomial lattice model generates two probable outcomes - one up and another down - arising at each point in time, starting from the date of valuation until the maturity date. A lattice model was used to determine if the convertible notes would be converted, called or held at each decision point. Within the lattice model, the following assumptions are made: (i) the Convertible Notes will be converted early if the conversion value is greater than the holding value and (ii) the Convertible Notes will be called if the holding value is greater than both (a) redemption price and (b) the conversion value at the time. If the Convertible Notes are called, then the holder will maximize their value by finding the optimal decision between (1) redeeming at the redemption price and (2) converting the Convertible Notes. Using this lattice method, the Company valued the embedded derivatives using the "with-and-without method", where the fair value of the Convertible Notes including the embedded derivative is defined as the "with", and the fair value of the Convertible Notes excluding the embedded derivatives is defined as the "without". This method estimates the fair value of the embedded derivatives by looking at the difference in the values between the Convertible Notes with the embedded derivatives and the fair value of the Convertible Notes without the embedded derivatives. The lattice model uses the stock price, conversion price, maturity date, risk-free interest rate, estimated stock volatility and estimated credit spread. The Company marks the compound embedded derivatives to market due to the conversion price not being indexed to the Company's own stock. Except for the "make-whole interest" provision included in the conversion option, which is only required to be settled in cash upon a change of control at the noteholder's option, the compound embedded derivative will be settled in either cash or shares. As of March 31, 2015, the Company has sufficient common stock available to settle the conversion option in shares. As of March 31, 2015 and December 31, 2014, included in "Derivative Liabilities" on the consolidated balance sheet are the Company's compound embedded derivative liabilities of $72.0 million and $56.0 million, respectively, which represents the fair value of the equity conversion options and a "make-whole" provision relating to the outstanding Total Notes, Tranche I Notes and Tranche II Notes.

The market-based assumptions and estimates used in valuing the compound embedded derivative liabilities include amounts in the following ranges/amounts:

	March 31, 2015			March 31, 2014
Risk-free interest rate	0.53%	-	1.18%	0.86%	-	1.65%
Risk-adjusted yields	21.3%	and	24.4%		14.7%
Stock-price volatility		45%			45%
Probability of change in control		5%			5%
Stock price		$2.40			$3.73
Credit spread	20.20%	-	23.22%	13.05%	-	13.84%

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

In June 2012, the Company entered into a loan agreement with Banco Pine S.A. (or Banco Pine) under which Banco Pine provided the Company with a loan (or the Banco Pine Bridge Loan) (see Note 5, "Debt"). At the time of the Banco Pine Bridge Loan, the Company also entered into a currency interest rate swap arrangement with Banco Pine with respect to the repayment of R$22.0 million (approximately US$6.9 million based on the exchange rate as of March 31, 2015) of the Banco Pine Bridge Loan. The swap arrangement exchanges the principal and interest payments under the Banco Pine Bridge Loan for alternative principal and interest payments that are subject to adjustment based on fluctuations in the foreign exchange rate between the U.S. dollar and Brazilian real. The swap has a fixed interest rate of 3.94%. Changes in the fair value of the swap are recognized in “Gain (loss) from change in fair value of derivative instruments" in the consolidated statements of operations.

Derivative instruments measured at fair value as of March 31, 2015 and December 31, 2014, and their classification on the condensed consolidated balance sheets and condensed consolidated statements of operations, are presented in the following tables (in thousands except contract amounts):

	Liability as of
	March 31, 2015		December 31, 2014
Type of Derivative Contract	Quantity of Short Contracts	Fair Value	Quantity of Short Contracts	Fair Value
Currency interest rate swap, included as net liability in derivative liability	1	$4,625	1	$3,710

	Income	Three Months Ended March 31,
Type of Derivative Contract	Statement Classification	2015	2014
		Gain (Loss) Recognized
Currency interest rate swap	Gain (loss) from change in fair value of derivative instruments	$(1,715)	$191

4. Balance Sheet Components

Inventories, net

Inventories are stated at the lower of cost or market and consist of the following (in thousands):

	March 31, 2015	December 31, 2014
Raw materials	$2,282	$2,665
Work-in-process	4,010	5,269
Finished goods	5,085	6,572
Inventories, net	$11,377	$14,506

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets are comprised of the following (in thousands):

	March 31, 2015	December 31, 2014
Maintenance	$401	$399
Prepaid insurance	760	701
Manufacturing catalysts	1,286	1,166
Recoverable VAT and other taxes	2,604	2,411
Debt issuance costs	1,139	—
Other	862	1,857
Prepaid expenses and other current assets	$7,052	$6,534

Property, Plant and Equipment, net

Property, plant and equipment, net is comprised of the following (in thousands):

	March 31, 2015	December 31, 2014
Leasehold improvements	$38,815	$39,132
Machinery and equipment	80,461	90,657
Computers and software	8,907	8,946
Furniture and office equipment	2,328	2,445
Buildings	5,233	6,321
Vehicles	302	353
Construction in progress	36,453	38,815
	172,499	186,669
Less: accumulated depreciation and amortization	(67,990)	(67,689)
Property, plant and equipment, net	$104,509	$118,980

The Company's first, purpose-built, large-scale Biofene production plant in southeastern Brazil commenced operations in December 2012. This plant is located at Brotas in the state of São Paulo, Brazil and is adjacent to an existing sugar and ethanol mill, Tonon Bioenergia S.A. (or “Tonon”) (formerly Paraíso Bioenergia). The Company's construction in progress consists primarily of the upfront plant design and the initial construction of a second large-scale production plant in Brazil, located at the São Martinho sugar and ethanol mill (also in the state of São Paulo, Brazil).

Property, plant and equipment, net includes $0.7 million and $4.1 million of machinery and equipment under capital leases as of March 31, 2015 and December 31, 2014, respectively. Accumulated amortization of assets under capital leases totaled $0.1 million and $2.3 million as of March 31, 2015 and December 31, 2014, respectively.

Depreciation and amortization expense, including amortization of assets under capital leases was $3.5 million and $3.8 million for the three months ended March 31, 2015 and 2014, respectively.

Other Assets (non-current)

Other assets are comprised of the following (in thousands):

	March 31, 2015	December 31, 2014
Deposits on property and equipment, including taxes	$1,024	$1,738
Recoverable taxes from Brazilian government entities	7,412	9,747
Debt issuance costs	931	851
Other	1,209	1,299
Total other assets	$10,576	$13,635

Accrued and Other Current Liabilities

Accrued and other current liabilities are comprised of the following (in thousands):

	March 31, 2015	December 31, 2014
Professional services	$3,335	$2,015
Accrued vacation	2,188	2,213
Payroll and related expenses	3,179	5,393
Tax-related liabilities	1,421	277
Deferred rent, current portion	1,111	1,111
Accrued interest	2,250	1,308
Contractual obligations to contract manufacturers	425	310
Other	1,069	938
Total accrued and other current liabilities	$14,978	$13,565

Derivative Liabilities

Derivative liabilities are comprised of the following (in thousands):

	March 31, 2015	December 31, 2014
Fair market value of swap obligation	$4,625	$3,710
Fair value of compound embedded derivative liabilities(1)	71,952	56,026
Total derivative liabilities	$76,577	$59,736
______________
(1)
The compound embedded derivative liabilities represent the fair value of the bifurcated conversion options that contain "make-whole" provisions or down round conversion price adjustment provisions included in the outstanding Total Notes, Tranche I Notes, Tranche II Notes and the Rule 144A Convertible Note Offering (see Note 3, "Fair value of financial instruments" and Note 5, "Debt").

5. Debt

Debt is comprised of the following (in thousands):

	March 31, 2015	December 31, 2014

FINEP credit facility	$1,258	$1,614
BNDES credit facility	3,275	4,314
Hercules loan facility	29,805	29,779
Total credit facilities	34,338	35,707
Convertible notes	61,795	60,418
Related party convertible notes	131,129	115,239
Loans payable	15,192	21,097
Total debt	242,454	232,461
Less: current portion	(18,193)	(17,100)
Long-term debt	$224,261	$215,361

FINEP Credit Facility

In November 2010, the Company entered into a credit facility with Financiadora de Estudos e Projetos (or the “FINEP Credit Facility”). The FINEP Credit Facility was extended to partially fund expenses related to the Company’s research and development project on sugarcane-based biodiesel (or the “FINEP Project”) and provided for loans of up to an aggregate principal amount of R$6.4 million (approximately US$2.0 million based on the exchange rate as of March 31, 2015), which is secured by a chattel mortgage on certain equipment of Amyris Brasil as well as by bank letters of guarantee. All available credit under this facility is fully drawn.

Interest on loans drawn under the FINEP Credit Facility is fixed at 5% per annum. In case of default under or non-compliance with the terms of the agreement, the interest on loans will be dependent on the long-term interest rate as published by the Central Bank of Brazil (such rate, the “TJLP”). If the TJLP at the time of default is greater than 6%, then the interest will be 5% plus a TJLP adjustment factor, otherwise the interest will be 11% per annum. In addition, a fine of up to 10% shall apply to the amount of any obligation in default. Interest on late balances will be 1% per month, levied on the overdue amount. Payment of the outstanding loan balance is being made in 81 monthly installments, which commenced in July 2012 and extends through March 2019. Interest on loans drawn and other charges are paid on a monthly basis and commenced in March 2011. As of March 31, 2015 and December 31, 2014, the total outstanding loan balance under the FINEP Credit Facility was R$4.0 million (approximately US$1.2 million based on the exchange rate as of March 31, 2015) and R$4.3 million (approximately US$1.6 million based on exchange rate as of December 31, 2014), respectively.

The FINEP Credit Facility contains the following significant terms and conditions:

•
the Company was required to share with FINEP the costs associated with the FINEP Project. At a minimum, the Company was required to contribute from its own funds approximately R$14.5 million (approximately US$4.5 million based on the exchange rate as of March 31, 2015) of which R$11.1 million was contributed prior to the release of the second disbursement. All four disbursements were completed and the Company has fulfilled all of its cost sharing obligations;

•
after the release of the first disbursement, prior to any subsequent drawdown from the FINEP Credit Facility, the Company was required to provide bank letters of guarantee of up to R$3.3 million in aggregate (approximately US$1.0 million based on the exchange rate as of March 31, 2015). On December 17, 2012 and prior to release of the second disbursement on December 26, 2012, the Company obtained the required  bank letter of guarantees from Banco ABC Brasil S.A. (or "ABC"); and

•	amounts disbursed under the FINEP Credit Facility were required to be used towards the FINEP Project within 30 months after the contract execution.

BNDES Credit Facility

In December 2011, the Company entered into a credit facility with the Brazilian Development Bank (or “BNDES” and such credit facility is the “BNDES Credit Facility”) in the amount of R$22.4 million (approximately US$7.0 million based on the exchange rate as of March 31, 2015). This BNDES Credit Facility was extended as project financing for a production site in Brazil. The credit line is divided into an initial tranche of up to approximately R$19.1 million and an additional tranche of approximately R$3.3 million that becomes available upon delivery of additional guarantees. The credit line was available for 12 months from the date of the BNDES Credit Facility, subject to extension by the lender. The credit line was cancelled in 2013.

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

The BNDES Credit Facility is collateralized by a first priority security interest in certain of the Company's equipment and other tangible assets totaling R$24.9 million (approximately $7.8 million based on the exchange rate as of March 31, 2015). The Company is a parent guarantor for the payment of the outstanding balance under the BNDES Credit Facility. Additionally, the Company was required to provide a bank guarantee equal to 10% of the total approved amount (R$22.4 million in total debt) available under the BNDES Credit Facility. For advances of the second tranche (above R$19.1 million), the Company is required to provide additional bank guarantees equal to 90% of each such advance, plus additional Company guarantees equal to at least 130% of such advance. The BNDES Credit Facility contains customary events of default, including payment failures, failure to satisfy other obligations under this credit facility or related documents, defaults in respect of other indebtedness, bankruptcy, insolvency and inability to pay debts when due, material judgments, and changes in control of Amyris Brasil. If any event of default occurs, BNDES may terminate its commitments and declare immediately due all borrowings under the facility. As of March 31, 2015 and December 31, 2014, the Company had R$10.5 million (approximately US$3.3 million based on the exchange rate as of March 31, 2015) and R$11.5 million (approximately US$4.3 million based on the exchange rate as of December 31, 2014), respectively, in outstanding advances under the BNDES Credit Facility.

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

In June 2014, the Company and Hercules entered into a first amendment (or the “First Hercules Amendment”) of Hercules Loan Facility. Pursuant to the First Hercules Amendment, the parties agreed to adjust the term loan maturity date from May 31, 2015 to February 1, 2017 and remove (i) a requirement for the Company to pay a forbearance fee of $10.0 million in the event certain covenants were not satisfied, (ii) a covenant that the Company maintain positive cash flow commencing with the fiscal quarter beginning October 1, 2014, (iii) a covenant that, beginning with the fiscal quarter beginning July 1, 2014, the Company and its subsidiaries achieve certain projected cash product revenues and projected cash product gross profits, and (iv) an obligation for the Company to file a registration statement on Form S-3 with the SEC by no later than June 30, 2014 and complete an equity financing of more than $50.0 million by no later than September 30, 2014. The Company further agreed to include a new covenant requiring the Company to maintain unrestricted, unencumbered cash in an amount equal to at least 50% of the principal amount then outstanding under the Hercules Loan Facility and borrow an additional $5.0 million. The additional $5.0 million borrowing was completed in June 2014, and accrues interest at a rate per annum equal to the greater of either the prime rate reported in the Wall Street Journal plus 5.25% or 8.5%. The Hercules Loan Facility is secured by liens on the Company's assets, including on certain Company intellectual property. The Hercules Loan Facility includes customary events of default, including failure to pay amounts due, breaches of covenants and warranties, material adverse effect events, certain cross defaults and judgments, and insolvency. If an event of default occurs, Hercules may require immediate repayment of all amounts due.

In March 2015, the Company and Hercules entered into a second amendment (or the “Second Hercules Amendment”) of the Hercules Loan Facility. Pursuant to the Second Hercules Amendment, the parties agreed to, among other things, establish an additional credit facility in the principal amount of up to $15.0 million, which would be available to be drawn by the Company at its sole election (in increments of $5.0 million) through the earlier of March 31, 2016 or such time as the Company raises an aggregate of at least $20.0 million through the sale of new equity securities, subject to certain conditions, including the receipt of third party consents and a requirement to first make certain draw-downs under an equity line of credit that the Company previously secured (to the extent the Company is permitted to do so under the terms thereof). Commencing with the quarter in which the Company borrows any amounts under this additional facility, the Company becomes subject to a covenant to achieve certain amounts of product revenues. Under the terms of the Second Hercules Amendment, the Company agreed to pay Hercules a 3.0% facility availability fee on April 1, 2015. If the facility is not canceled, and any outstanding borrowings are not repaid, before June 30, 2015, an additional 5.0% facility fee becomes payable on June 30, 2015. The Company has the ability to cancel the additional facility at any time prior to June 30, 2015 at its own option, and the additional facility would terminate upon the Company securing a new equity financing of at least $20.0 million. Any amounts drawn under the Second Hercules Amendment would accrue interest at a rate per annum equal to the greater of either the prime rate reported in the Wall Street Journal plus 6.25% or 9.5% and would be payable on a monthly basis. Additionally, the Company would be required to pay an end of term charge of 10.0% of any amounts drawn under the facility. Any amounts drawn under the Second Hercules Amendment would be secured by the same liens provided for in the original Hercules Agreement and the First Hercules Amendment, including a lien on certain Company intellectual property.

 As of March 31, 2015, $29.8 million was outstanding under the Hercules Loan Facility, net of discount of $0.2 million, and the Company maintains cash in excess of the approximately $15.0 million current minimum cash covenant described above.

Convertible Notes

Fidelity

In February 2012, the Company completed the sale of senior unsecured convertible promissory notes in an aggregate principal amount of $25.0 million pursuant to a securities purchase agreement, between the Company and certain investment funds affiliated with FMR LLC (or the "Fidelity Securities Purchase Agreement"). The offering consisted of the sale of 3% senior unsecured convertible promissory notes with a March 1, 2017 maturity date and an initial conversion price equal to $7.0682 per share of the Company's common stock, subject to proportional adjustment for adjustments to outstanding common stock and anti-dilution provisions in case of dividends and distributions (or the "Fidelity Notes"). As of March 31, 2015, the Fidelity Notes were convertible into an aggregate of up to 3,536,968 shares of the Company's common stock. Such note holders have a right to require repayment of 101% of the principal amount of the Fidelity Notes in an acquisition of the Company, and the notes provide for payment of unpaid interest on conversion following such an acquisition if the note holders do not require such repayment. The Fidelity Securities Purchase Agreement and Fidelity Notes include covenants regarding payment of interest, maintaining the Company's listing status, limitations on debt, maintenance of corporate existence, and filing of SEC reports. The Fidelity Notes include standard events of default resulting in acceleration of indebtedness, including failure to pay, bankruptcy and insolvency, cross-defaults, material adverse effect clauses and breaches of the covenants in the Fidelity Securities Purchase Agreement and Fidelity Notes, with default interest rates and associated cure periods applicable to the covenant regarding SEC reporting. Furthermore, the Fidelity Notes include restrictions on the amount of debt the Company is permitted to incur. With exceptions for certain existing debt, refinancing of such debt and certain other exclusions and waivers, the Fidelity Notes provide that the Company's total outstanding debt at any time cannot exceed the greater of $200.0 million or 50% of its consolidated total assets and its secured debt cannot exceed the greater of $125.0 million or 30% of its consolidated total assets. In connection with the Company’s closing of a short-term bridge loan for $35.0 million in October 2013, holders of the Fidelity Notes waived compliance with the debt limitations outlined above as to the $35.0 million bridge loan (or the “Temasek Bridge Note”) and the August 2013 Financing (defined below). In consideration for such waiver, the Company granted to holders of the Fidelity Notes or their affiliates, the right to purchase up to an aggregate of $7.6 million worth of convertible promissory notes in the first tranche of the August 2013 Financing.

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

Rule 144A Convertible Note Offering

In May 2014, the Company entered into a Purchase Agreement with Morgan Stanley & Co. LLC, as the initial purchaser (or the “Initial Purchaser”), relating to the sale of $75.0 million aggregate in principal amount of its 6.50% Convertible Senior Notes due 2019 (or the "144A Notes") to the Initial Purchaser in a private placement, and for initial resale by the Initial Purchaser to certain qualified institutional buyers (or the "Rule 144A Convertible Note Offering"). In addition, the Company granted the Initial Purchaser an option to purchase up to an additional $15.0 million aggregate principal amount of 144A Notes, which option expired according to its terms. Under the terms of the purchase agreement for the 144A Notes, the Company agreed to customary indemnification of the Initial Purchaser against certain liabilities. The Notes were issued pursuant to an Indenture, dated as of May 29, 2014 (or the “Indenture”), between the Company and Wells Fargo Bank, National Association, as trustee. The net proceeds from the offering of the 144A Notes were approximately $72.0 million after payment of the Initial Purchaser’s discounts and offering expenses. In addition, in connection with obtaining a waiver from Total of its preexisting contractual right to exchange certain senior secured convertible notes previously issued by the Company for new notes issued in the offering, the Company used approximately $9.7 million of the net proceeds to repay previously issued notes (representing the amount of 144A Notes purchased by Total from the Initial Purchaser). Certain of the Company's affiliated entities purchased $24.7 million in aggregate principal amount of 144A Notes from the Initial Purchaser (described further below under "Related Party Convertible Notes"). The 144A Notes will bear interest at a rate of 6.50% per year, payable semiannually in arrears on May 15 and November 15 of each year, beginning November 15, 2014. The 144A Notes will mature on May 15, 2019 unless earlier converted or repurchased. The 144A Notes are convertible into shares of the Company's common stock at any time prior to the close of business day on May 15, 2019. The 144A Notes have an initial conversion rate of 267.0370 shares of Common Stock per $1,000 principal amount of 144A Notes (subject to adjustment in certain circumstances). This represents an initial effective conversion price of approximately $3.74 per share of common stock. For any conversion on or after May 15, 2015, in the event that the last reported sale price of the Company’s common stock for 20 or more trading days (whether or not consecutive) in a period of 30 consecutive trading days ending within five trading days immediately prior to the date the Company receives a notice of conversion exceeds the conversion price of $3.74 per share on each such trading day, the holders, in addition to the shares deliverable upon conversion, will be entitled to receive a cash payment equal to the present value of the remaining scheduled payments of interest that would have been made on the 144A Notes being converted from the conversion date to the earlier of the date that is three years after the date the Company receives such notice of conversion and maturity (May 15, 2019). In the event of a fundamental change, as defined in the Indenture, holders of the 144A Notes may require the Company to purchase all or a portion of the 144A Notes at a price equal to 100% of the principal amount of the 144A Notes, plus any accrued and unpaid interest to, but excluding, the fundamental change repurchase date. Holders of the 144A Notes who convert their 144A Notes in connection with a make-whole fundamental change will receive additional shares representing the present value of the remaining interest payments which will be computed using a discount rate of 0.75%. If a holder of 144A Notes elects to convert their 144A Notes prior to the effective date of any make-whole fundamental change, such holder will not be entitled to an increased conversion rate in connection with such conversion.

As of March 31, 2015, the convertible 144A Notes outstanding were $31.2 million, net of discount of $19.1 million.

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

The purchase agreement for the notes related to the funding from Total (or the “Total Purchase Agreement”) provided for the sale of the Total Notes consisting of an aggregate of $105.0 million in 1.5% Senior Unsecured Convertible Note due March 2017 as follows:

•
As part of an initial closing under the Total Purchase Agreement (which was completed in two installments), (i) on July 30, 2012, the Company sold a Total Note with a principal amount of $38.3 million, including $15.0 million in new funds and $23.3 million in previously-provided diesel research and development funding by Total, and (ii) on September 14, 2012, the Company sold another Total Note for $15.0 million in new funds from Total.

•
At a second closing under the Total Purchase Agreement (also completed in two installments) the Company sold additional Total Notes for an aggregate of $30.0 million in new funds from Total ($10.0 million in June 2013 and $20.0 million in July 2013).

•
At a third closing under the Total Purchase Agreement (also completed in two installments) the Company sold additional Total Notes for an aggregate of $21.7 million in new funds from Total ($10.85 million in July 2014 and $10.85 million in January 2015) (or the “Third Closing Notes”).

The Total Notes have a maturity date of March 1, 2017, an initial conversion price equal to $7.0682 per share for the Total Notes issued under the initial closing, an initial conversion price equal to $3.08 per share for the Total Notes issued under the second closing and an initial conversion price equal to $4.11 per share for the Third Closing Notes. The Total Notes bear interest of 1.5% per annum (with a default rate of 2.5%), accruing from the date of funding and payable at maturity or on conversion or a change of control where Total exercises the right to require the Company to repay the notes.  Accrued interest is partially or fully cancelled if the Total Notes are cancelled based on a final decision by Total to go forward with the fuels collaboration (either partially with respect to jet fuel or fully with respect to jet fuel and diesel (a “Go” decision) (see Note 8, "Significant Agreements"). The agreements contemplate that the research and development efforts under the Program may extend through 2016, with a series of “Go/No Go” decisions (see Note 8, "Significant Agreements") by Total through such date tied to funding by Total.

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

In connection with the December 2012 private placement of the Company’s common stock involving certain existing stockholders of the Company (see Note 10, "Stockholders' Equity"), Total elected to participate in the private placement by exchanging approximately $5.0 million of its $53.3 million in Total Notes issued in the initial closing into 1,677,852 of the Company's common stock at a price of $2.98 per share. As such, $5.0 million of Total's outstanding $53.3 million in Total Notes issued in the initial closing was cancelled. The cancellation of the debt was treated as an extinguishment of debt in accordance with the guidance outlined in ASC 470-50. As a result of the exchange and cancellation of the $5.0 million debt the Company recorded a loss from extinguishment of debt of $0.9 million in the year ended December 31, 2012.

In March 2013, the Company entered into a letter agreement with Total (or the “March 2013 Letter Agreement”) under which Total agreed to waive its right to cease its participation in the parties' fuels collaboration at the July 2013 decision point and committed to proceed with the second closing under the Total Purchase Agreement (subject to the Company's satisfaction of the relevant closing conditions for such funding in the Total Purchase Agreement). As consideration for this waiver and commitment, the Company agreed to:

•
reduce the conversion price for the $30.0 million in principal amount of Total Notes to be issued in connection with the second closing of the Total Notes (as described above) from $7.0682 per share to a price per share equal to the greater of (i) the consolidated closing bid price of the Company's common stock on the date of the March 2013 Letter Agreement, plus $0.01, and (ii) $3.08 per share, provided that the conversion price would not be reduced by more than the maximum possible amount permitted under the rules of The NASDAQ Stock Market (or “NASDAQ”) such that the new conversion price would require the Company to obtain stockholder consent; and

•
grant Total a senior security interest in the Company's intellectual property, subject to certain exclusions and subject to release by Total when the Company and Total enter into final documentation regarding the establishment of the Fuels JV.

In addition to the waiver by Total described above, Total also agreed that, at the Company's request and contingent upon the Company meeting its obligations described above, it would pay advance installments of the amounts otherwise payable at the second closing.

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

The conversion prices of the Total Notes are subject to adjustment for proportional adjustments to outstanding common stock and under anti-dilution provisions in case of certain dividends and distributions. Total has a right to require repayment of 101% of the principal amount of the Total Notes in the event of a change of control of the Company and the Total Notes provide for payment of unpaid interest on conversion following such a change of control if Total does not require such repayment. The Total Purchase Agreement and Total Notes include covenants regarding payment of interest, maintenance of the Company's listing status, limitations on debt, maintenance of corporate existence, and filing of SEC reports. The Total Notes include standard events of default resulting in acceleration of indebtedness, including failure to pay, bankruptcy and insolvency, cross-defaults, and breaches of the covenants in the Total Purchase Agreement and Total Notes, with added default interest rates and associated cure periods applicable to the covenant regarding SEC reporting. Furthermore, the Total Notes include restrictions on the amount of debt the Company is permitted to incur. With exceptions for certain existing debt, refinancing of such debt and certain other exclusions and waivers, the Total Notes provide that the Company's total outstanding debt at any time cannot exceed the greater of $200.0 million or 50% of its consolidated total assets and its secured debt cannot exceed the greater of $125.0 million or 30% of its consolidated total assets. In connection with the Company’s closing of the Temasek Bridge Note for $35.0 million and the August 2013 Financing and in connection with the Rule 144A Convertible Note Offering in May 2014, Total waived compliance with the debt limitations outlined above as to the Temasek Bridge Note, the August 2013 Financing and the Rule 144A Convertible Note Offering.

In December 2013, in connection with the Company's entry into a Shareholders Agreement dated December 2, 3013 and License Agreement dated December 2, 2013 (or, collectively,  the “JV Documents”) with Total and Total Amyris BioSolutions B.V. (or “JVCO”) relating to the establishment of JVCO (see Note 7, "Joint Ventures and Noncontrolling Interest"), the Company (i) exchanged the $69.0 million of the then-outstanding Total Notes issued pursuant to the Total Purchase Agreement for replacement 1.5% senior secured convertible notes, in principal amounts equal to the principal amount of each cancelled note (or the “Replacement Notes”), ii) granted to Total a security interest in and lien on all Amyris’ rights, title and interest in and to Company’s shares in the capital of JVCO and (iii) agreed that any securities to be purchased and sold at the third closing under the Total Purchase Agreement by Total shall be Replacement Notes instead of Total Notes. As a consequence of executing the JV Documents and forming JVCO, the security interest in all of the Company's intellectual property, granted by the Company in favor of Total, Temasek, and certain Fidelity Entities pursuant to the Restated Intellectual Property Security Agreement dated as of October 16, 2013, were automatically terminated effective as of December 2, 2013 upon Total’s and the Company’s joint written notice to Temasek and the Fidelity Entities.

In April 2014, the Company and Total entered into a letter agreement dated as of March 29, 2014 (or the “March 2014 Total Letter Agreement”) to amend the Amended and Restated Master Framework Agreement entered into as of December 2, 2013 (included as part of JV Documents) and the Total Purchase Agreement. Under the March 2014 Total Letter Agreement, the Company agreed to, (i) amend the conversion price of the Replacement Notes to be issued in the third closing under the Total Purchase Agreement from $7.0682 per share to $4.11 per share subject to stockholder approval at the Company's 2014 annual meeting (which was obtained in May 2014), (ii) extend the period during which Total may exchange for other Company securities Replacement Notes issued under the July 2012 Agreements from June 30, 2014 to the later of December 31, 2014 and the date on which the Company shall have raised $75.0 million of equity and/or convertible debt financing (excluding any convertible promissory notes issued pursuant to the Total Purchase Agreement), (iii) eliminate the Company’s ability to qualify, in a disclosure letter to Total, certain of the representations and warranties that the Company must make at the closing of any third closing sale, and (iv) beginning on March 31, 2014, provide Total with monthly reporting on the Company’s cash, cash equivalents and short-term investments. In consideration of these agreements, Total agreed to waive its right not to consummate the closing of the issuance of the Third Closing Notes if it had decided not to proceed with the collaboration and had made a "No-Go" decision with respect thereto.

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

In January 2015, the Company sold and issued a Replacement Note to Total with a principal amount of $10.85 million with a March 1, 2017 maturity date pursuant to the Total Purchase Agreement. This purchase and sale constituted the final installment of the $21.7 million third closing described above. In accordance with the March 2014 Total Letter Agreement, this convertible note has an initial conversion price equal to $4.11 per share of the Company's common stock.

As of March 31, 2015 and December 31, 2014, $63.0 million and $51.0 million, respectively, of Replacement Notes were outstanding, net of debt discount of $12.0 million and $13.1 million, respectively.

August 2013 Financing Convertible Notes and 2013 Bridge Note

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

In October 2013, the Company amended the August 2013 SPA to include certain Fidelity Entities in the first tranche of the August 2013 Financing with an investment amount of $7.6 million, and to proportionally increase the amount acquired by exchange and cancellation of outstanding Total Notes in connection with its exercise of pro rata rights up to $14.6 million ($9.2 million in the first tranche and up to $5.4 million in the second tranche). Also in October 2013, the Company completed the closing of the first tranche of the August 2013 Financing, issuing a total of $51.8 million in Tranche I Notes for cash proceeds of $7.6 million and cancellation of outstanding convertible promissory notes of $44.2 million, of which $35.0 million resulted from cancellation of the Temasek Bridge Note and the remaining $9.2 million from the exchange and cancellation of an outstanding Total Note. As a result of the exchange and cancellation of the $35.0 million Temasek Bridge Note and the $9.2 million Total Note for the Tranche I Notes, the Company recorded a loss from extinguishment of debt of $19.9 million. The Tranche I Notes are due sixty months from the date of issuance and will be convertible into the Company’s common stock at a conversion price equal to $2.44, which represents a 15% discount to a trailing 60-day weighted-average closing price of the common stock on NASDAQ through August 7, 2013, subject to adjustment as described below. The Tranche I Notes are convertible at the option of the holder: (i) at any time after 18 months from the date of the August 2013 SPA, (ii) on a change of control of the Company and (iii) upon the occurrence of an event of default. The conversion price of the Tranche I Notes will be reduced to $2.15 if (a) (i) a specified Company manufacturing plant failed to achieve a total production of 1.0 million liters within a run period of 45 days prior to June 30, 2014, or (ii) the Company fails to achieve gross margins from product sales of at least 5% prior to June 30, 2014, or (b) the Company reduces the conversion price of certain existing promissory notes held by Total prior to the repayment or conversion of the Tranche I Notes. In 2013, the Company achieved a total production of 1.0 million liters within a run period of 45 days in satisfaction of clause (a)(i) of the preceding sentence and the Company achieved clause (a)(ii) by achieving greater than 5% gross margins from product sales prior to June 30, 2014. Each Tranche I Note accrues interest from the date of issuance until the earlier of the date that such Tranche I Note is converted into the Company’s common stock or is repaid in full. Interest accrues at a rate of 5% per six months, compounded semiannually (with graduated interest rates of 6.5% applicable to the first 180 days and 8% applicable thereafter as the sole remedy should the Company fail to maintain NASDAQ listing status or at 6.5% for all other defaults). Interest for the first 30 months is payable in kind and added to the principal every six-months and thereafter, the Company may continue to pay interest in kind by adding to the principal every six-months or may elect to pay interest in cash. The Tranche I Notes may be prepaid by the Company after 30 months from the issuance date and initial interest payment; thereafter the Company has the option to prepay the Tranche I Notes every six months at the date of payment of the semi-annual coupon.

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

As of March 31, 2015 and December 31, 2014, the related party convertible notes outstanding under the Tranche I and Tranche II Notes were $52.7 million and $49.2 million, respectively, net of debt discount of $30.5 million and $30.7 million, respectively. The debt discount is the result of the bifurcation of the conversion options that contain "make-whole" provisions or down round conversion price adjustment provisions associated with the outstanding debt.

Rule 144A Convertible Notes Sold to Related Parties

As discussed above under “Rule 144A Convertible Note Offering”, the Company sold and issued $75.0 million aggregate principal amount of 144A Notes pursuant to Rule 144A of the Securities Act. In connection with obtaining a waiver from one of its existing investors, Total, of its preexisting contractual right to exchange certain senior secured convertible notes previously issued by Amyris pursuant to the Total Purchase Agreement for 144A Notes issued in the transaction, Amyris used approximately $9.7 million of the net proceeds to repay such amount of previously issued Replacement Notes held by Total, which represented the amount of 144A Notes purchased by Total from the Initial Purchaser under the Rule 144A Convertible Note Offering.  As a result of the settlement of the $9.7 million of Replacement Notes, the Company recorded a loss from extinguishment of $1.1 million in the year ended December 31, 2014.

Additionally, Foris Ventures, LLC (a fund affiliated with John Doerr) and Temasek each participated in the Rule 144A Convertible Note Offering and purchased $5.0 million and $10.0 million, respectively, of the convertible promissory notes sold thereunder.

As of March 31, 2015 the related party convertible notes outstanding under the Rule 144A Convertible Note Offering were $15.3 million, net of discount of $9.4 million.

 As of March 31, 2015 and December 31, 2014, the total related party convertible notes outstanding were $131.1 million and $115.2 million, respectively, net of discount of $51.9 million and $53.8 million, respectively. For the three months ended March 31, 2015 and 2014, the Company recorded a loss from extinguishment of debt from the exchange and cancellation of related party convertible notes of zero and $9.4 million, respectively.

Loans Payable

In July 2012, the Company entered into a Note of Bank Credit and a Fiduciary Conveyance of Movable Goods Agreement (together, the "July 2012 Bank Agreements") with each of Nossa Caixa Desenvolvimento (or “Nossa Caixa”) and Banco Pine S.A. (or “Banco Pine”). Under the July 2012 Bank Agreements, the Company pledged certain farnesene production assets as collateral for the loans of R$52.0 million. The Company's total acquisition cost for such pledged assets was approximately R$68.0 million (approximately US$21.2 million based on the exchange rate as of March 31, 2015). The Company is also a parent guarantor for the payment of the outstanding balance under these loan agreements. Under the July 2012 Bank Agreements, the Company could borrow an aggregate of R$52.0 million (approximately US$16.2 million based on the exchange rate as of March 31, 2015) as financing for capital expenditures relating to the Company's manufacturing facility located in Brotas, Brazil. Specifically, Banco Pine, agreed to lend R$22.0 million and Nossa Caixa agreed to lend R$30.0 million. The funds for the loans are provided by BNDES, but are guaranteed by the lenders. The loans have a final maturity date of July 15, 2022 and bear a fixed interest rate of 5.5% per year. The loans are also subject to early maturity and delinquency charges upon occurrence of certain events including interruption of manufacturing activities at the Company's manufacturing facility in Brotas, Brazil for more than 30 days, except during the sugarcane off-season. For the first two years that the loans are outstanding, the Company is required to pay interest only on a quarterly basis. Since August 15, 2014, the Company has been required to pay equal monthly installments of both principal and interest for the remainder of the term of the loans. As of March 31, 2015 and December 31, 2014, a principal amount of $14.9 million and $18.6 million, respectively, was outstanding under these loan agreements.

In March 2013, the Company entered into an export financing agreement with Banco ABC Brasil S.A. (or “ABC”) for approximately $2.5 million to fund exports through March 2014. This loan was collateralized by future exports from the Company's subsidiary in Brazil. In March 2014, the Company entered into an additional export financing agreement with ABC for approximately $2.2 million to fund exports through March 2015. This loan is collateralized by future exports from the Company's subsidiary in Brazil. As of March 31, 2015, the principal amount outstanding under this agreement was zero. The Company is also a parent guarantor for the payment of the outstanding balance under these loan agreements.

In October 2013, the Company entered into a financing arrangement with a third party for the monthly payments of its insurance premiums of $0.6 million payable in nine monthly installments of principal and interest. Interest accrues at a rate of 3.24% per annum. The installment payments were concluded in 2014. In October 2014, the Company agreed to a new installment plan amounting to $0.6 million to pay for the current insurance premiums under the same terms. As of March 31, 2015 and December 31, 2014, the outstanding unpaid installment payments were $0.1 million and $0.3 million, respectively.

Letters of Credit

In June 2012, the Company entered into a letter of credit agreement for $1.0 million under which it provided a letter of credit to the landlord of its headquarters in Emeryville, California, in order to cover the security deposit on the lease. This letter of credit is secured by a certificate of deposit. Accordingly, the Company has $1.0 million as restricted cash as of March 31, 2015 and December 31, 2014.

Future minimum payments under the debt agreements as of March 31, 2015 are as follows (in thousands):

Years ending December 31:	Related Party Convertible Debt	Convertible Debt	Loans Payable	Credit Facility	Total
2015 (remaining nine months)	$1,610	$3,645	$2,434	$13,470	$21,159
2016	1,606	4,020	2,702	19,538	27,866
2017	81,321	28,715	2,590	7,124	119,750
2018	74,485	15,685	2,480	324	92,974
2019	75,825	56,798	2,370	88	135,081
Thereafter	—	—	5,613	—	5,613
Total future minimum payments	234,847	108,863	18,189	40,544	402,443
Less: amount representing interest(1)	(103,718)	(47,068)	(2,997)	(6,206)	(159,989)
Present value of minimum debt payments	131,129	61,795	15,192	34,338	242,454
Less: current portion	—	—	(2,360)	(15,833)	(18,193)
Noncurrent portion of debt	$131,129	$61,795	$12,832	$18,505	$224,261
______________
(1)
Including debt discount of $77.2 million related to the embedded derivatives associated with the related party and non-related party convertible debt which will be accreted to interest expense under the effective interest method over the term of the convertible debt.

6. Commitments and Contingencies

Lease Obligations

The Company leases certain facilities and finances certain equipment under operating and capital leases, respectively. Operating leases include leased facilities and capital leases include leased equipment (see Note 4, "Balance Sheet Components"). The Company recognizes rent expense on a straight-line basis over the non-cancellable lease term and records the difference between rent payments and the recognition of rent expense as a deferred rent liability. Where leases contain escalation clauses, rent abatements, and/or concessions, such as rent holidays and landlord or tenant incentives or allowances, the Company applies them as a straight-line rent expense over the lease term. The Company has non-cancellable operating lease agreements for office, research and development, and manufacturing space that expire at various dates, with the latest expiration in February 2031. Rent expense under operating leases was $1.3 million and $1.4 million for the three months ended March 31, 2015 and 2014, respectively.

Future minimum payments under the Company's lease obligations as of March 31, 2015, are as follows (in thousands):

Years ending December 31:	Capital Leases	Operating Leases	Total Lease Obligations
2015 (remaining nine months)	$237	$5,508	$5,745
2016	301	6,687	6,988
2017	44	6,693	6,737
2018	—	6,744	6,744
2019	—	6,771	6,771
Thereafter	—	25,193	25,193
Total future minimum lease payments	582	$57,596	$58,178
Less: amount representing interest	(51)
Present value of minimum lease payments	531
Less: current portion	(277)
Long-term portion	$254

Guarantor Arrangements

The Company has agreements whereby it indemnifies its officers and directors for certain events or occurrences while the officer or directors are serving in their official capacities. The indemnification period remains enforceable for the officer's or director’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a director and officer insurance policy that limits its exposure and enables the Company to recover a portion of any future payments. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal.  Accordingly, the Company had no liabilities recorded for these agreements as of March 31, 2015 and December 31, 2014.

The Company entered into the FINEP Credit Facility to finance a research and development project on sugarcane-based biodiesel (see Note 5, "Debt"). The FINEP Credit Facility is guaranteed by a chattel mortgage on certain equipment of the Company. The Company's total acquisition cost for the equipment under this guarantee is approximately R$6.0 million (approximately US$1.9 million based on the exchange rate as of March 31, 2015).

The Company entered into the BNDES Credit Facility to finance a production site in Brazil (see Note 5, "Debt").The BNDES Credit Facility is collateralized by a first priority security interest in certain of the Company's equipment and other tangible assets with a total acquisition cost of R$24.9 million (approximately US$7.8 million based on the exchange rate as of March 31, 2015). The Company is a parent guarantor for the payment of the outstanding balance under the BNDES Credit Facility. Additionally, the Company is required to provide certain bank guarantees under the BNDES Credit Facility. Accordingly, the Company has $0.6 million as restricted cash as of both March 31, 2015 and December 31, 2014.

The Company entered into loan agreements and security agreements whereby the Company pledged certain farnesene production assets as collateral (the fiduciary conveyance of movable goods) with each of Nossa Caixa and Banco Pine (see Note 5, "Debt"). The Company's total acquisition cost for the farnesene production assets pledged as collateral under these agreements is approximately R$68.0 million (approximately US$21.2 million based on the exchange rate as of March 31, 2015). The Company is also a parent guarantor for the payment of the outstanding balance under these loan agreements.

The Company had an export financing agreement with ABC for approximately $2.5 million for a one year term to fund exports through March 2014. As of March 31, 2015, the loan was fully repaid. On April 8, 2015, the Company entered into another export financing agreement with the same bank for approximately $2.2 million for a one year term to fund exports through March 2016. This loan is collateralized by future exports from Amyris Brasil. The Company is also a parent guarantor for the payment of the outstanding balance under these loan agreements.

In October 2013, the Company entered into a letter agreement with Total relating to the Temasek Bridge Note and to the closing of the August 2013 Financing (or the "Amendment Agreement") (see Note 5, "Debt"). In the August 2013 Financing, the Company was required to provide the purchasers under the August 2013 SPA with a security interest in the Company’s intellectual property if Total still held such security interest as of the initial closing of the August 2013 Financing. Under the terms of a previous Intellectual Property Security Agreement by and between the Company and Total (or the "Security Agreement"), the Company had previously granted a security interest in favor of Total to secure the obligations of the Company under the Total Notes issued and issuable to Total under the Total Purchase Agreement. The Security Agreement provided that such security interest would terminate if Total and the Company entered into certain agreements relating to the formation of the Fuels JV. In connection with Total’s agreement to (i) permit the Company to grant the security interest under the Temasek Bridge Note and the August 2013 Financing and (ii) waive a secured debt limitation contained in the outstanding Total Notes issued pursuant to the Total Purchase Agreement and held by Total, the Company entered into the Amendment Agreement. Under the Amendment Agreement, the Company agreed to reduce, effective December 2, 2013, the conversion price for the Total Notes issued in 2012 (approximately $48.3 million of which are outstanding as of the date hereof) from $7.0682 per share to $2.20, the market price per share of the Company’s common stock as of the signing of the Amendment Agreement, as determined in accordance with applicable NASDAQ rules, unless the Company and Total entered into the JV Documents on or prior to December 2, 2013. The Company and Total entered into the JV agreements on December 2, 2013 and the Amendment Agreement and all security interests thereunder were automatically terminated and the conversion price of such Total Notes remained at $7.0682 per share.

In December 2013, in connection with the execution of JV Documents entered into by and among Amyris, Total and JVCO relating to the establishment of the JVCO (see Note 5, "Debt" and Note 7, "Joint Venture and Noncontrolling Interest"), the Company agreed to exchange the $69.0 million outstanding Total Notesissued pursuant to the Total Purchase Agreement and issue replacement 1.5% senior secured convertible notes, in principal amounts equal to the principal amount of each Total Note and grant a security interest to Total in and lien on all the Company’s rights, title and interest in and to the Company’s shares in the capital of the JVCO. Following execution of the JV Documents, all Total Notes that have been issued became Replacement Notes. Further, the $10.85 million in principal amount of such notes issued in the initial tranche of the third closing under the Total Purchase Agreement in July 2014 and the $10.85 million in principal amount of such notes issued in the second tranche of the third closing are secured Replacement Notes instead of unsecured Total Notes.

The Hercules Loan Facility (see Note 5, "Debt") is collateralized by liens on the Company's assets, including certain Company intellectual property.

Purchase Obligations

As of March 31, 2015, the Company had $2.4 million in purchase obligations which included $1.3 million in non-cancellable contractual obligations and construction commitments, of which zero have been accrued as loss on purchase commitments.

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

7. Joint Ventures and Noncontrolling Interest

Novvi LLC

In September 2011, the Company and Cosan US, Inc. (or “Cosan U.S.”) formed Novvi LLC (or “Novvi”), a U.S. entity that is jointly owned by the Company and Cosan U.S.. In March 2013, the Company and Cosan U.S. entered into agreements to (i) expand their base oils joint venture to also include additives and lubricants and (ii) operate their joint venture exclusively through Novvi. Specifically, the parties entered into an Amended and Restated Operating Agreement for Novvi (or the “Operating Agreement”), which sets forth the governance procedures for Novvi and the parties' initial contribution. The Company also entered into an IP License Agreement with Novvi (or the IP License Agreement) under which the Company granted Novvi (i) an exclusive (subject to certain limited exceptions for the Company), worldwide, royalty-free license to develop, produce and commercialize base oils, additives, and lubricants derived from Biofene for use in automotive and industrial lubricants markets and (ii) a non-exclusive, royalty free license, subject to certain conditions, to manufacture Biofene solely for its own products. In addition, both the Company and Cosan U.S. granted Novvi certain rights of first refusal with respect to alternative base oil and additive technologies that may be acquired by the Company or Cosan U.S. during the term of the IP License Agreement. Under these agreements, the Company and Cosan U.S. each own 50% of Novvi and each party shares equally in any costs and any profits ultimately realized by the joint venture. Novvi is governed by a six member Board of Managers (or the “Board of Managers”), with three managers represented by each investor. The Board of Managers appoints the officers of Novvi, who are responsible for carrying out the daily operating activities of Novvi as directed by the Board of Managers. The IP License Agreement has an initial term of 20 years from the date of the agreement, subject to standard early termination provisions such as uncured material breach or a party's insolvency. Under the terms of the Operating Agreement, Cosan U.S. was obligated to fund its 50% ownership share of Novvi in cash in the amount of $10.0 million and the Company was obligated to fund its 50% ownership share of Novvi through the granting of an IP License to develop, produce and commercialize base oils, additives, and lubricants derived from Biofene for use in the automotive, commercial and industrial lubricants markets, which Cosan U.S. and Amyris agreed was valued at $10.0 million. In March 2013, the Company measured its initial contribution of intellectual property to Novvi at the Company's carrying value of the licenses granted under the IP License Agreement, which was zero. Additional funding requirements to finance the ongoing operations of Novvi are expected to happen through revolving credit or other loan facilities provided by unrelated parties (i.e. such as financial institutions); cash advances or other credit or loan facilities provided by the Company and Cosan U.S. or their affiliates; or additional capital contributions by the Company and Cosan U.S.

In April 2014, the Company purchased additional membership units of Novvi for an aggregate purchase price of $0.2 million. Also in April 2014, the Company contributed $2.1 million in cash in exchange for receiving additional membership units in Novvi. Each member owns 50% of Novvi's issued and outstanding membership units.

In September 2014, the Company and Cosan U.S. entered into a member senior loan agreement to grant Novvi a loan amounting to approximately $3.7 million. The loan is due on September 1, 2017 and bears interest at a rate of 0.36% per annum. Interest accrues daily and will be due and payable in arrears on September 1, 2017. The Company and Cosan U.S. each agreed to provide 50% of the loan. The Company's share of approximately $1.8 million was disbursed in two installments. The first installment of $1.2 million was made in September 2014 and the second installment of $0.6 million was made in October 2014. In November 2014, the Company and Cosan U.S. entered into a second member senior loan agreement to grant Novvi a loan of approximately $1.9 million on the same terms as the loan issued in September 2014. The Company and Cosan U.S. each agreed to provide 50% of the loan. The Company disbursed its share of approximately $1.0 million in November 2014. As of March 31, 2015 and December 31, 2014 total loans to Novvi were $1.6 million and $1.7 million, net of imputation of interest of $0.9 million and $1.0 million as result of the below market interest rate on the loan to affiliate, respectively.

The following table is a reconciliation of our equity and loans in Novvi:

	March 31,
(In thousands)	2015	2014
Balance at January 1	$2,192	$—
Share in net loss offset to equity investment	(447)	—
Share in net loss offset to loans to affiliate	(361)	—
Accretion of imputed interest	175	—
Balance at March 31	$1,559	$—

The Company has identified Novvi as a VIE and determined that the power to direct activities, which most significantly impact the economic success of the joint venture (i.e. continuing research and development, marketing, sales, distribution and manufacturing of Novvi products), is equally shared between the Company and Cosan U.S. Accordingly, the Company is not the primary beneficiary and therefore accounts for its investment in Novvi under the equity method of accounting. The Company will continue to reassess its primary beneficiary analysis of Novvi if there are changes in events and circumstances impacting the power to direct activities that most significantly affect Novvi's economic success. Under the equity method, the Company's share of profits and losses are included in “Loss from investments in affiliates” in the condensed consolidated statements of operations. For the three months ended March 31, 2015 and 2014, the Company recorded $0.8 million and zero for its share of Novvi's net loss. The carrying amount of the Company's equity investment in Novvi as of both March 31, 2015 and 2014 was reduced to zero by its share in Novvi's loss. The Company recorded no amounts of its share of Novvi's net loss for the three months ended March 31, 2014 as the carrying amount of the Company's investment in Novvi was zero and losses in excess of the carrying amount were offset by the accretion of the Company's share in the basis difference resulting from the joint venture parties' initial contribution. Refer to Note 13, "Related Party Transactions" for details of other transactions between the Company and Novvi.

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

The JVCO has an initial capitalization of €0.1 million (approximately US$0.1 million based on the exchange rate as of March 31, 2015). The Company has identified JVCO as a VIE and determined that the Company is not the primary beneficiary and therefore accounts for its investment in JVCO under the equity method of accounting. Following a "Go" decision, no later than six months prior to July 31, 2016, the Company and Total are required to amend the July 2012 Agreements to reflect the corporate structure of JVCO, amend and restate the articles of association of JVCO, finalize and agree on a five-year plan and an initial budget, maximize economic viability and value of JVCO and enter into the Total license agreement. The Company will reevaluate its assessment in 2016 based on the specific terms of the final shareholders' agreement.

SMA Indústria Química S.A.

In April 2010, the Company established SMA Indústria Química (or "SMA"), a joint venture with São Martinho S.A. (or "São Martinho"), to build a production facility in Brazil. SMA is located at the São Martinho mill in Pradópolis, São Paulo state. The joint venture agreements establishing SMA have a 20 year initial term.

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

The joint venture agreements require the Company to fund the construction costs of the new facility and São Martinho would reimburse the Company up to R$61.8 million (approximately US$19.3 million based on the exchange rate as of March 31, 2015) of the construction costs after SMA commences production. After commercialization, the Company would market and distribute Amyris renewable products produced by SMA and São Martinho would sell feedstock and provide certain other services to SMA. The cost of the feedstock to SMA would be a price that is based on the average return that São Martinho could receive from the production of its current products, sugar and ethanol. The Company would be required to purchase the output of SMA for the first four years at a price that guarantees the return of São Martinho’s investment plus a fixed interest rate. After this four year period, the price would be set to guarantee a break-even price to SMA plus an agreed upon return.

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

The Company completed a significant portion of the construction of the new facility in 2012. The Company suspended construction of the facility in 2013 in order to focus on completing and operating the Company's smaller production facility in Brotas, Brazil. In February 2014, the Company entered into an amendment to the joint venture agreement with São Martinho which updated and documented certain preexisting business plan requirements related to the recommencement of construction at the joint venture operated plant and sets forth, among other things, (i) the extension of the deadline for the commencement of operations at the joint venture operated plant to no later than 18 months following the construction of the plant no later than March 31, 2017, and (ii) the extension of an option held by São Martinho to build a second large-scale farnesene production facility to no later than December 31, 2018 with the commencement of operations at such second facility to occur no later than April 1, 2019.

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

The Company has determined that the arrangement with Glycotech qualifies as a VIE. The Company determined that it is the primary beneficiary of this arrangement since it has the power through the management committee over which it has majority control to direct the activities that most significantly impact Glycotech's economic performance. In addition, the Company is required to fund 100% of Glycotech's actual operating costs for providing services each month while the facility is in operation under the Glycotech Agreement. Accordingly, the Company consolidates the financial results of Glycotech. As of March 31, 2015, the carrying amounts of the consolidated VIE's assets and liabilities were not material to the Company's condensed consolidated financial statements.

The table below reflects the carrying amount of the assets and liabilities of the two consolidated VIEs for which the Company is the primary beneficiary. As of March 31, 2015, the assets include $16.3 million in property, plant and equipment, $2.5 million in other assets and $0.5 million in current assets. The liabilities include $0.3 million in accounts payable and accrued current liabilities and $0.3 million in loan obligations by Glycotech to its shareholders that are non-recourse to the Company. The creditors of each consolidated VIE have recourse only to the assets of that VIE.

(In thousands)	March 31, 2015	December 31, 2014
Assets	$19,260	$22,812
Liabilities	578	290

The change in noncontrolling interest for the three months ended March 31, 2015 and 2014, is summarized below (in thousands):

	2015	2014
Balance at January 1	$611	$584
Foreign currency translation adjustment	(267)	23
Income attributable to noncontrolling interest	22	29
Balance at March 31	$366	$636

8. Significant Agreements

Research and Development Activities

Total Collaboration Arrangement

In June 2010, the Company entered into a technology license, development, research and collaboration agreement (or the “Collaboration Agreement”) with Total Gas & Power USA Biotech, Inc., an affiliate of Total. This agreement provided for joint collaboration on the development of products through the use of the Company’s synthetic biology platform. In November 2011, the Company entered into an amendment of the Collaboration Agreement with respect to development and commercialization of Biofene for fuels. This represented an expansion of the initial collaboration with Total, and established a global, exclusive collaboration for the development of Biofene for fuels and a framework for the creation of a joint venture to manufacture and commercialize Biofene for diesel. In addition, a limited number of other potential products were subject to development by the joint venture on a non-exclusive basis.

In November 2011, the Company and Total entered into an amendment of the Collaboration Agreement (or the “Amendment”). The Amendment provided for an exclusive strategic collaboration for the development of renewable diesel products and contemplated that the parties would establish a joint venture (or the “JV”) for the production and commercialization of such renewable diesel products on an exclusive, worldwide basis.  In addition, the Amendment contemplated providing the JV with the right to produce and commercialize certain other chemical products on a non-exclusive basis. The amendment further provided that definitive agreements to form the JV had to be in place by March 31, 2012 or such other date as agreed to by the parties or the renewable diesel program, including any further collaboration payments by Total related to the renewable diesel program, would terminate. In the second quarter of 2012, the parties extended the deadline to June 30, 2012, and, through June 30, 2012 the parties were engaged in discussions regarding the structure of future payments related to the program, until the amendment was superseded by a further amendment in July 2012 (as further described below).

Pursuant to the Amendment, Total agreed to fund the following amounts: (i) the first $30.0 million in research and development costs related to the renewable diesel program incurred since August 1, 2011, which amount would be in addition to the $50.0 million in research and development funding contemplated by the Collaboration Agreement, and (ii) for any research and development costs incurred following the JV formation date that were not covered by the initial $30.0 million, an additional $10.0 million in 2012 and up to an additional $10.0 million in 2013, which amounts would be considered part of the $50.0 million contemplated by the Collaboration Agreement. In addition to these payments, Total further agreed to fund 50% of all remaining research and development costs for the renewable diesel program under the Amendment.

In July 2012, the Company entered into a further amendment of the Collaboration Agreement that expanded Total’s investment in the Biofene collaboration, incorporated the development of certain JV products for use in diesel and jet fuel into the scope of the collaboration, and changed the structure of the funding from Total for the collaboration by establishing a convertible debt structure for the collaboration funding (see Note 5, “Debt”). In connection with such additional amendment Total and the Company also executed certain other related agreements. Under these agreements, (collectively referred to as the “July 2012 Agreements”), the parties would grant exclusive manufacturing and commercial licenses to the JV for the JV products (diesel and jet fuel from Biofene) when the JV was formed. The licenses to the JV were to be consistent with the principle that development, production and commercialization of the JV products in Brazil would remain with Amyris unless Total elected, after formation of the operational JV, to have such business contributed to the joint venture (see below for additional detail). Further, as part of the July 2012 Agreements, Total's royalty option contingency related to diesel was removed and the jet fuel collaboration was combined with the expanded Biofene collaboration. As a result, $46.5 million of payments previously received from Total that had been recorded as an advance from Total were no longer contingently repayable. Of this amount, $23.3 million was treated as a repayment by the Company and included as part of the senior unsecured convertible promissory note issued to Total in July 2012 and the remaining $23.2 million was recorded as a contract to perform research and development services, which was offset by the reduction of the capitalized deferred charge asset of $14.4 million resulting in the Company recording revenue from a related party of $8.9 million in 2012.

With respect to funding from Total for the collaboration, the July 2012 Agreements established a funding framework tied to a series of “Go/No-Go” decisions by Total with respect to the fuels collaboration. In conjunction with funding decisions in July 2013 and July 2014, Total had the right to determine whether or not to proceed and continue funding the fuels collaboration. Then, thirty days following the earlier of the completion of the research and development program and December 31, 2016, Total would have a final opportunity to decide whether or not to proceed with the fuels collaboration — a decision point referred to as a “Final Go/No-Go Decision.” The funding history and structure of the program is described in more detail below; however, the July 2012 Agreements provided for funding by Total of up to an aggregate of $105.0 million, all of which has since been funded. Such funding was paid in installments over a period from July 2012 through January 2015, with Amyris convertible promissory notes issued to Total in each closing.

At either of the initial decision points referenced above (in July 2013 or July 2014), if Total had decided not to continue to fund the program, the outstanding convertible promissory notes issued under this funding structure would have remained outstanding and become payable by the Company at the maturity date in March 2017, the research and development program and associated agreements would have terminated, and all rights granted to Total and the JV related to Biofene-based diesel and jet fuel would have reverted to the Company. Total did, however, decide to proceed with funding the program at each of the initial decision points as described in more detail below.

In the Final Go/No-Go Decision, Total can elect to: (a) proceed with both diesel and jet fuel, (b) proceed with only the jet fuel component of the program, or (c) elect to cease Total’s participation in the program entirely. In case of a full go decision, the parties would cause the existing JVCO to become an operational diesel and jet fuel JV and the outstanding notes would be canceled. In case of a go decision only with respect to jet fuel, the parties would cause the existing JV entity to become an operational JV only for jet fuel (and the rights associated with diesel would terminate), 70% of the outstanding notes would remain outstanding and become payable by the Company, and 30% of the outstanding notes would be canceled. In case of a No-Go decision, the outstanding notes would remain outstanding and become payable by the Company at the maturity date in March 2017.

In case of a final Go Decision, if the parties are unable to reach final agreement on the terms (including business plans and budgets) of the operational JV, Total would have the right to buy the Company’s interest in the operational JV. Also, if the operational JV is formed, Total would have an option to require the Company to contribute its Brazil-based fuels business to the operational JV at a price based on the Company’s historical investment in the Brazil business).

Under the July 2012 Agreements, the Company issued Total Notes to Total for an aggregate of  $30.0 million in new cash and to document $23.3 million in previous funding from Total in the third quarter of 2012 and an additional $30.0 million in new cash in 2013. The Company issued additional Total Notes in July 2014 and January 2015 for aggregate cash proceeds of $21.7 million (in two installments of $10.85 million). The conversion price of the notes issued in July 2014 and January 2015 were adjusted from $7.0682 per share to $4.11 pursuant to a March 2014 letter agreement between the Company and Total, which was approved by the Company’s stockholders at its 2014 Annual Meeting of stockholders.

Should Total decide not to pursue commercialization, the Company is obligated to repay the Total Notes, or Total may elect to convert the principal amount of the Total Notes into common stock (at an initial conversion price of $7.0682 per share for those notes issued in 2012, an initial conversion price of $3.08 per share for those notes issued in 2013, and an initial conversion price of $4.11 per share for those notes issued in July 2014 and January 2015).

Under the July 2012 Agreements, Total was granted a right to participate in certain future equity or convertible debt financings to preserve its pro rata ownership. The purchase price for the first $30 million of purchases under this pro rata right could, at Total’s option, be paid by cancellation of outstanding Total Notes held by Total. Total has since, in financings that closed in December 2012, October 2013, December 2013, January 2014 and May 2014 used and extinguished that right.

In December 2012, Total elected to participate in a private placement of the Company’s common stock by exchanging approximately $5.0 million of its $53.3 million in senior unsecured convertible promissory notes then outstanding for 1,677,852 of the Company’s common stock at a price of $2.98 per share. As such, $5.0 million of the outstanding $53.3 million in senior unsecured convertible promissory notes was cancelled. Total then purchased approximately $9.3 million of Tranche I Notes (see “Related Party Convertible Notes” in Note 5, “Debt”) through cancellation of same amount of principal of previously outstanding Total Notes held by Total. Total also later purchased approximately $6.0 million of Tranche II Notes (see Note 5, “Debt”) through cancellation of the same amount of principal of previously outstanding Total Notes held by Total. Finally, in connection with the Rule 144A Convertible Note Offering (see “Related Party Convertible Notes” in Note 5, “Debt”), the Company used approximately $9.7 million of the net proceeds of the Rule144A Convertible Note Offering to repay Total such amount of previously issued Total Notes (representing the amount of notes purchased by Total from Morgan Stanley & Co. (as the initial purchaser) under the Rule 144A Convertible Note Offering). As of March 15, 2015, $75.0 million of Total Notes remained outstanding.

Additionally, separate from the pro rata rights granted to Total under the July 2012 Agreements, in connection with subsequent investments by Total in the Company, the Company granted Total, among other investors, a right of first investment if it sells securities in a private placement financing transaction. With these rights, Total and other investors may subscribe for a portion of any new financing and require the Company to comply with certain notice periods. Further, Total and other holders of notes issued in the first and second tranches under the August 2013 SPA (see “Related Party Convertible Notes” in Note 5, “Debt”) have a right to cancel certain outstanding Tranche I Notes and Tranche II Notes to exercise pro rata rights under the August 2013 SPA. To the extent Total or other investors exercise these rights, it will reduce the cash proceeds the Company may realize from the relevant financing.

In December 2013, the Company executed the JV Documents among Amyris, Total and JVCO relating to the establishment of the JVCO (see Note 7, "Joint Venture and Noncontrolling Interest" and Note 5, “Debt—Related Party Convertible Notes).

In May 2014, the Company entered into a Pilot Plant Services Agreement and a Sublease Agreement (together with the Pilot Plant Services Agreement, the “Pilot Plant Agreements”) with Total. The Pilot Plant Agreements generally have a term of five years. Under the terms of the Pilot Plant Services Agreement, the Company agreed to provide certain fermentation and downstream separations scale-up services and training to Total and receive an aggregate annual fee payable by Total for all services in the amount of up to approximately $0.9 million. Under the Sublease Agreement, the Company receives an annual base rent payable by Total of approximately $0.1 million.

The currently outstanding Total Notes have a March 1, 2017 maturity date. As of March 31, 2015, after cancellation of certain of the Total Notes, there was $30.0 million in outstanding principal under Total Notes with a conversion price of $3.08 per share, there was $21.7 million in outstanding principal under Total Notes with a conversion price of $4.11 per share and there was $23.3 million in outstanding principal under Total Notes with a conversion price of $7.0682 per share (see “Related Party Convertible Notes” in Note 5, “Debt”).

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

The Company recognized collaboration revenue for the three months ended March 31, 2015, of $0.8 million under this agreement. As of March 31, 2015 and 2014, zero was recorded in deferred revenue.

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

In March 2013, the Company entered into a Master Collaboration Agreement (or the “March 2013 Agreement”) with the collaboration partner to establish a collaboration arrangement for the development and commercialization of multiple renewable flavors and fragrances compounds. Under this agreement, except for rights granted under preexisting collaboration relationships, the Company granted the collaboration partner exclusive access for such compounds to specified Company intellectual property for the development and commercialization of flavors and fragrances products in exchange for research and development funding and a profit sharing arrangement. The agreement superseded and expanded the prior collaboration agreement between the Company and the collaboration partner.

The agreement provided for annual, up-front funding to the Company by the collaboration partner of $10.0 million for each of the first three years of the collaboration. Payments of $10.0 million were received by the Company in each of March 2013, 2014 and 2015. The Company recognized collaboration revenues under the March 2013 Agreement with the collaboration partner in each of the three months periods ended March 31, 2015 and 2014, of $2.5 million. The agreement contemplated additional funding by the collaboration partner of up to $5.0 million under three potential milestone payments, as well as additional funding by the collaboration partner on a discretionary basis. In March 2015, the Company achieved the second performance milestone under the Master Collaboration Agreement and recognized collaboration revenues of $1.0 million for the three months ended March 31, 2015.

  In addition, the March 2013 Agreement contemplated that the parties will mutually agree on a supply price for each compound and share product margins from sales of each compound on a 70/30 basis (70% for the collaboration partner) until the collaboration partner receives $15.0 million more than the Company in the aggregate, after which the parties will share 50/50 in the product margins on all compounds. The Company also agreed to pay a one-time success bonus of up to $2.5 million to the collaboration partner's for outperforming certain commercialization targets. The collaboration partner eligibility to receive the one-time success bonus commences upon the first sale of the collaboration partner's product. The March 2013 Agreement does not impose any specific research and development commitments on either party after year six, but if the parties mutually agree to perform development after year six, the agreement provides that the parties will fund it equally.

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

In September 2014, the Company entered into a supply agreement with the collaboration partner to provide target compounds to make a certain finished ingredient and market and sell such finished ingredient and/or products to the flavors and fragrances market. The Company recognized zero revenues from product sales under this agreement for the three months ended March 31, 2015.

Collaboration Agreement Michelin and Braskem

In September 2011, the Company entered into a collaboration agreement with Manufacture Francaise de Pnematiques Michelin (or “Michelin”). Under the terms of the September 2011 collaboration agreement, the Company and Michelin agreed to collaborate on the development, production and worldwide commercialization of isoprene or isoprenol, generally for tire applications, using the Company's technology. Under the agreement, Michelin paid an upfront payment to the Company of $5.0 million.

In June 2014, the Company entered into a collaboration agreement with Braskem S.A. (or “Braskem”) and Michelin to collaborate to develop the technology to produce and possibly commercialize renewable isoprene. The term of the collaboration agreement commenced on June 30, 2014 and will continue, unless earlier terminated in accordance with the agreement, until the first to occur of (i) the date that is three years following the actual date on which a work plan is completed, which date is estimated to occur on or about December 30, 2020 or (ii) the date of the commencement of commissioning of a production plant for the production of renewable isoprene. The June 2014 collaboration agreement terminated and supersedes the September 2011 collaboration agreement with Michelin, and as a result of the signing of the June 2014 collaboration agreement, the upfront payment by Michelin of $5.0 million is being rolled into the new collaboration agreement between Michelin, Braskem and the Company as Michelin's collaboration funding towards the research and development activities to be performed. As of December 31, 2014, the Company accrued a total contribution from Braskem to the collaboration of $4.0 million, of which $2.0 million was received in July 2014 and $2.0 million was received in January 2015.

The Company recognized collaboration revenues for the three months ended March 31, 2015, of $1.0 million under this agreement. As of March 31, 2015, $8.6 million of deferred revenues was recorded in the condensed consolidated balance sheet related to these agreements.

Kuraray Collaboration Agreement and Securities Purchase Agreement

In March 2014, the Company entered into the Second Amended and Restated Collaboration Agreement with Kuraray Co., Ltd (or “Kuraray”) in order to extend the term of the original agreement dated July 21, 2011 for an additional two years and add additional fields and products to the scope of development. In consideration for the Company’s agreement to extend the term of the original collaboration agreement and add additional fields and products, Kuraray agreed to pay the Company $4.0 million in two equal installments of $2.0 million. The first installment was paid on April 30, 2014 and the second installment was due on April 30, 2015. In connection with the collaboration agreement, Kuraray signed a Securities Purchase Agreement in March 2014 to purchase 943,396 shares of the Company's common stock at a price per share of $4.24 per share. The Company issued 943,396 shares of its common stock at a price per share of $4.24 in April 2014 for aggregate cash proceeds of $4.0 million. In March 2015, the Company entered into the First Amendment to the Second Amended and Restated Collaboration Agreement with Kuraray Co., Ltd (or Kuraray) to extend the term of the original agreement until December 31, 2016 and accelerated payment to the Company the second installment of $2.0 million to March 31, 2015.

The Company recognized collaboration revenues for the three months ended March 31, 2015, of $0.5 million under this agreement.

Financing Agreements

Nomis Bay Ltd. Common Stock Purchase Agreement

In February 2015, the Company entered into a Common Stock Purchase Agreement (or the “Common Stock Purchase Agreement”) and a Registration Rights Agreement (or the “Registration Rights Agreement”) with Nomis Bay Ltd. (or “Nomis Bay”) under which the Company may from time to time sell up to $50.0 million of its common stock to Nomis Bay over a 24-month period. In connection with such Common Stock Purchase Agreement and Registration Rights Agreement, the Company also entered into a Placement Agent Letter Agreement (or the “Placement Agent Agreement”) with Financial West Group (or “FWG”, the Common Stock Purchase Agreement, the Registration Rights Agreement and the Placement Agent Agreement are collectively referred to as the “Committed Equity Facility Agreements”). The equity commitment arrangement entered into under the Committed Equity Facility Agreements is sometimes referred to as a committed equity line financing facility. Subject to customary covenants and conditions, from time to time over the 24-month term, and in the Company’s sole discretion, the Company may present Nomis Bay with up to 24 draw down notices requiring Nomis Bay to purchase a specified dollar amount of shares of the Company’s common stock, based on the volume weighted average price of our common stock over 10 consecutive trading days prior to the date the Company delivers a draw down notice (or the “10-Day VWAP”). The per share purchase price for these shares equals the daily volume weighted average price of the Company’s common stock on each date during the 10 consecutive trading days following delivery of the draw down notice (or a “Draw Down Period”) on which shares are purchased, less a discount ranging from 3.0% to 6.25%, which discount is based on the 10-Day VWAP. The maximum amount of shares that may be sold in any Draw Down Period ranges from shares having aggregate purchase prices of $325,000 to $3,250,000, based on the 10-Day VWAP. Alternatively, in the Company’s sole discretion, but subject to certain limitations, the Company may require Nomis Bay to purchase a percentage of the daily trading volume of the Company’s common stock for each trading day during the Draw Down Period. The Company will not sell under the Common Stock Purchase Agreement a number of shares of voting common stock which, when aggregated with all other shares of voting common stock then beneficially owned by Nomis Bay and its affiliates, would result in the beneficial ownership by Nomis Bay or any of its affiliates of more than 9.9% of the then issued and outstanding shares of common stock.

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

Naxyris Securities Purchase Agreement

In March, 2015, the Company entered into a Securities Purchase Agreement (or the “Naxyris SPA”) for the sale of up to $10.0 million in principal amount of an unsecured convertible note of the Company (or the “Naxyris Note”) to Naxyris, S.A. (or “Naxyris”), an existing holder of more than 5% of the Company’s outstanding common stock (beneficially owning 5,639,398 shares of the Company’s common stock as of March 15, 2015). Naxyris is an affiliate of Carole Piwnica, a member of the Company’s Board of Directors (or the “Board”) who was designated by Naxyris to serve on the Board under a February 2012 letter agreement among the Company, Naxyris and certain other investors in the Company. The Naxyris SPA contemplates that the Naxyris Note may be issued in one closing to occur at the option of the Company at any time prior to the earlier of March 31, 2016 or the Company completing a new financing (or series of financings) of equity, debt or similar instruments in the amount of at least $10.0 million in the aggregate (excluding amounts that may be raised under existing commitments and agreements in existence as of March 30, 2015), following the satisfaction of certain closing conditions, including the receipt of certain third party consents, and required that the Company pay a commitment availability fee of $0.2 million to Naxyris on April 1, 2015.

The Company may prepay the Naxyris Note (if  issued) at any time, and if not prepaid, the Naxyris Note is due on the earlier of  May 31, 2016 or earlier termination (e.g. in the event of a new capital financing described above) (or the “Maturity Date”).  The Naxyris Note accrues interest at a rate of 11.0% per annum compounding quarterly and payable with the principal at maturity. Upon any draw of the Naxyris Note, the Company would be obligated to pay Naxyris a borrowing fee equal to $0.3 million (or the “Borrowing Fee”). The Borrowing Fee will not be due if the Company does not elect to draw the Naxyris Note under the facility.

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

The Naxyris SPA also requires the Company, at or prior to any closing thereunder, to enter into an Amendment No. 6 to the Amended and Restated Investors’ Rights Agreement (or the “Rights Agreement Amendment” and the underlying agreement, as amended, the “Rights Agreement”), and, under the Naxyris Note, unless waived by Naxyris, the Company agreed to use its commercially reasonable efforts to register the common stock issuable upon conversion of the Naxyris Note in accordance with the Rights Agreement if the Naxyris Note is not repaid by the Maturity Date. Under the Rights Agreement, certain holders of the Company’s outstanding securities can request the filing of a registration statement under the Securities Act, covering the shares of common stock held by (or issued upon conversion of other Company securities, including the Naxyris Note) the requesting holders. Further, under the Rights Agreement, if the Company registers securities for public sale, the Company's stockholders with registration rights under the Rights Agreement have the right to include their shares of the Company's common stock in the registration statement. The Rights Agreement Amendment would extend such rights under the Rights Agreement to the common stock issuable upon conversion of the Naxyris Note.

The proposed sale and issuance of the Naxyris Note is intended to be exempt from registration under the Act in reliance on Section 4(2) of the Act and Rule 506 of Regulation D promulgated under the Securities Act.

Second Hercules Amendment

In March 2015, the Company and Hercules entered into the Second Hercules Amendment. Pursuant to the Second Hercules Amendment, the parties agreed to, among other things, establish an additional credit facility in the principal amount of up to $15.0 million, which would be available to be drawn by the Company at its sole election (in increments of $5.0 million) through the earlier of March 31, 2016 or such time as the Company raises an aggregate of at least $20.0 million through the sale of new equity securities, subject to certain conditions, including the receipt of third party consents and a requirement to first make certain draw-downs under an equity line of credit that the Company previously secured (to the extent the Company is permitted to do so under the terms thereof) (see Note 5, "Debt").

9.  Goodwill and Intangible Assets

The following table presents the components of the Company's intangible assets (in thousands):

		March 31, 2015			December 31, 2014
	Useful Life in Years	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization/ Impairment	Net Carrying Value
In-process research and development	Indefinite	$5,525	$—	$5,525	$8,560	$(3,035)	$5,525
Acquired licenses and permits	2	—	—	—	772	(772)	—
Goodwill	Indefinite	560	—	560	560	—	560
		$6,085	$—	$6,085	$9,892	$(3,807)	$6,085

The intangible assets acquired through the acquisition of Draths Corporation in October 2011 of in-process research and development (or “IPR&D”) of $8.6 million are treated as indefinite lived intangible assets until completion or abandonment of the projects, at which time the assets will be amortized over the remaining useful life or written-off, as appropriate. If the carrying amount of the assets is greater than the measures of fair value, impairment is considered to have occurred and a write-down of the asset is recorded. Any finding that the value of its intangible assets has been impaired would require the Company to write-down the impaired portion, which could reduce the value of its assets and reduce (increase) its net income (loss) for the period in which the related impairment charges occur. During the fourth quarter of 2014, the Company updated its ongoing analysis of the technical and commercial viability of the IPR&D. The complex scientific and significant funding requirements of certain potential products, caused the Company to re-focus its research and development efforts on a narrower range of potential products. As a result of the change in strategy, the forecast discounted future cash flows of the IPR&D were updated. As a result of our assessment using the estimated discounted future cash flows of the IPR&D, we recorded an impairment to the value of the IPR&D assets for the three months ended March 31, 2015and 2014 and the year ended December 31, 2014, of zero, zero and $3.0 million, respectively.

Acquired licenses and permits are amortized using a straight-line method over its estimated useful life. Amortization expense for this intangible was zero for the three months ended March 31, 2015 and 2014, respectively. As of March 31, 2015, acquired licenses and permits were fully amortized.

The Company has a single reportable segment (see Note 15, Reporting Segments" for further details). Consequently, all of the Company's goodwill is attributable to the single reportable segment.

10. Stockholders’ Deficit

Common Stock Warrants

In December 2011, in connection with a capital lease agreement, the Company issued warrants to purchase 21,087 shares of the Company's common stock at an exercise price of $10.67 per share. The Company estimated the fair value of these warrants as of the issuance date to be $0.2 million and recorded these warrants as other assets, amortizing them subsequently over the term of the lease. The fair value was based on the contractual term of the warrants of 10 years, risk free interest rate of 2%, expected volatility of 86% and zero expected dividend yield. These warrants remain unexercised and outstanding as of March 31, 2015.

In October 2013, in connection with the issuance of the Tranche I Notes (see Note 5, "Debt"), the Company issued to Temasek contingently exercisable warrants to purchase 1,000,000 shares of the Company's common stock at an exercise price of $0.01 per share. The Company estimated the fair value of these warrants as of the issuance date at $1.3 million and recorded these warrants as debt issuance cost to be amortized over the term of the note. The fair-value was calculated using a Monte Carlo simulation valuation model based on the contractual term of the warrants of 3.4 years, risk free interest rate of 0.77%, expected volatility of 45% and zero expected dividend yield. These warrants remain unexercised and outstanding as of March 31, 2015.

Each of these warrants includes a cashless exercise provision which permits the holder of the warrant to elect to exercise the warrant without paying the cash exercise price, and receive a number of shares determined by multiplying (i) the number of shares for which the warrant is being exercised by (ii) the difference between the fair market value of the stock on the date of exercise and the warrant exercise price, and dividing such by (iii) the fair market value of the stock on the date of exercise. During three months ended March 31, 2015 and 2014, no warrants were exercised through the cashless exercise provision.

 As of March 31, 2015 and 2014, the Company had 1,021,087 of unexercised common stock warrants.

11. Stock-Based Compensation

The Company’s stock option activity and related information for the three months ended March 31, 2015 was as follows:

	Number Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
				(in thousands)
Outstanding - December 31, 2014	10,539,978	$6.10	7.22	$50
Options granted	690,470	$2.07
Options exercised	(750)	$0.28
Options cancelled	(526,967)	$4.77
Outstanding - March 31, 2015	10,702,731	$5.91	7.15	$338
Vested and Expected to vest after March 31, 2015	10,044,763	$6.08	7.03	$290
Exercisable at March 31, 2015	5,270,940	$8.39	5.53	$78

The aggregate intrinsic value of options exercised under all option plans was $0.0 million and $0.5 million for the three months ended March 31, 2015 and 2014, respectively, determined as of the date of option exercise.

The Company’s restricted stock units (or "RSUs") and restricted stock activity and related information for the three months ended March 31, 2015 was as follows:

	RSUs	Weighted-Average Grant-Date Fair Value	Weighted Average Remaining Contractual Life (Years)
Outstanding - December 31, 2014	1,975,503	$3.59	0.93
Awarded	300,000	$1.92	—
Vested	—	$—	—
Forfeited	(172,432)	$3.27	—
Outstanding - March 31, 2015	2,103,071	$3.18	1.36
Expected to vest after March 31, 2015	1,922,632	$3.18	0.78

The following table summarizes information about stock options outstanding as of March 31, 2015:

	Options Outstanding			Options Exercisable
Exercise Price	Number of Options	Weighted- Average Remaining Contractual Life (Years)	Weighted-Average Exercise Price	Number of Options	Weighted-Average Exercise Price
$0.10—$2.68	1,141,556	8.43	$2.20	298,495	$2.30
$2.70—$2.85	1,115,745	8.01	$2.77	566,649	$2.77
$2.87—$3.04	1,105,362	7.41	$2.91	556,563	$2.90
$3.05—$3.44	946,013	7.48	$3.15	343,894	$3.13
$3.51—$3.51	2,144,202	9.10	$3.51	—	$—
$3.55—$3.93	1,875,162	5.76	$3.87	1,298,849	$3.89
$4.06—$16.00	1,385,513	4.94	$9.69	1,285,410	$9.90
$16.50—$25.43	561,116	5.33	$20.53	543,018	$20.53
$26.84—$26.84	368,062	5.89	$26.84	318,062	$26.84
$30.17—$30.17	60,000	5.96	$30.17	60,000	$30.17
$0.10—$30.17	10,702,731	7.15	$5.91	5,270,940	$8.39

Stock-Based Compensation Expense

Stock-based compensation expense related to options and restricted stock units granted to employees and nonemployees was allocated to research and development expense and sales, general and administrative expense as follows (in thousands):

	Three Months Ended March 31,
	2015	2014
Research and development	$716	$798
Sales, general and administrative	1,936	2,716
Total stock-based compensation expense	$2,652	$3,514

As of March 31, 2015, there was unrecognized compensation expense of $9.5 million related to stock options, and the Company expects to recognize this expense over a weighted average period of 2.75 years. As of March 31, 2015, there was unrecognized compensation expense of $3.1 million related to RSUs, and the Company expects to recognize this expense over a weighted average period of 1.78 years.

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

	Three Months Ended March 31,
	2015	2014
Expected dividend yield	—%	—%
Risk-free interest rate	1.6%	2.0%
Expected term (in years)	5.96	6.2
Expected volatility	74%	76%

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

12. Employee Benefit Plan

The Company established a 401(k) Plan to provide tax deferred salary deductions for all eligible employees. Participants may make voluntary contributions to the 401(k) Plan up to 90% of their eligible compensation, limited by certain Internal Revenue Service (or the "IRS") restrictions. Effective January 2014, the Company implemented a discretionary employer match plan whereby the Company will match employee contributions up to the IRS limit or 90% of compensation, with a minimum one year of service required for vesting. The total matching amount for the three months ended March 31, 2015 was $0.1 million.

13. Related Party Transactions

Related Party Financings

See Note 5 “Debt” for details of debt financing provided to the Company by related parties.

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

In December 2013, the Company agreed to issue to Temasek $25.0 million of the Tranche II Notes for cash. Total purchased approximately $6.0 million of the Tranche II Notes through cancellation of the same amount of principal of previously outstanding convertible promissory notes held by Total (in respect of Total’s preexisting contractual right to maintain its pro rata ownership position through such cancellation). Such financing transactions closed in January 2014 (see Note 5, "Debt").

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

In each of July 2014 and January 2015, the Company sold and issued a 1.5% Senior Secured Convertible Note to Total with a principal amount of $10.85 million (and an aggregate amount of $21.7 million), each with a March 1, 2017 maturity date pursuant to the Total Purchase Agreement as discussed under "Related Party Convertible Notes" in Note 5, "Debt." These sales constituted the two tranches of the $21.7 million third closing under the Total Purchase Agreement. These convertible notes have an initial conversion price equal to $4.11 per share of the Company's common stock.

See the Naxyris Securities Purchase Agreement of Note 8 “Significant Agreements” for details of transactions with Naxyris, a related party of the Company.

As of March 31, 2015 and December 31, 2014, convertible notes with related parties were outstanding in aggregate principal amount of $131.1 million and $115.2 million, respectively, net of debt discount of $51.9 million and $53.8 million, respectively. The Company recorded a loss of zero and $9.4 million from extinguishment of debt from the settlement, exchange and cancellation of related party convertible notes for the three months ended March 31, 2015 and 2014, respectively.

The fair value of the derivative liability related to the related party convertible notes as of March 31, 2015 and December 31, 2014 was $51.5 million and $39.8 million, respectively. The Company recognized a loss from change in fair value of the derivative instruments of $11.4 million for the three months ended March 31, 2015 and a gain from change in fair value of the derivative instruments of $57.1 million for the three months ended March 31, 2014 related to these derivative liabilities (see Note 3, "Fair Value of Financial Instruments").

Related Party Revenues

The Company recognized related party revenues from product sales to Total of zero and $3,000 for the three months ended March 31, 2015 and 2014, respectively Related party accounts receivable from Total as of March 31, 2015 and December 31, 2014, were both $0.3 million, which was related to office rent due.

Transactions with affiliate, Novvi LLC

See Note 7, "Joint Ventures and Noncontrolling Interest" for details of the Company's loans to its affiliate, Novvi LLC. Related party accounts receivable from Novvi as of March 31, 2015 and December 31, 2014 was $0.4 million and $0.1 million, respectively, which was related to operating expenses and rent.

Joint Venture with Total

In November 2013, the Company and Total formed JVCO as discussed above under Note 7, "Joint Venture and Noncontrolling Interest."

Pilot Plant Agreements

In May 2014, the Company received the final consents necessary for the Pilot Plant Services Agreement (or "Pilot Plant Services Agreement") and a Sublease Agreement (or the "Sublease Agreement"), each dated as of April 4, 2014 (collectively the “Pilot Plant Agreements”), between the Company and Total. The Pilot Plant Agreements generally have a term of five years. Under the terms of the Pilot Plant Services Agreement, the Company will provide certain fermentation and downstream separations scale-up services and training to Total and will receive an aggregate annual fee payable by Total for all services in the amount of up to approximately $0.9 million. Under the Sublease Agreement, the Company will receive an annual base rent payable by Total of approximately $0.1 million. As of March 31, 2015, the Company had received $1.3 million in cash under the Pilot Plant Agreements from Total. In connection with these arrangements, a sublease payment of $26,000 and service fees of $0.2 million were offset against cost and operating expenses for the three months ended March 31, 2015. As of March 31, 2015, $0.3 million of cash received under the Pilot Plant Agreements from Total was recorded as "Accrued and other current liabilities" on the condensed consolidated balance sheet.

14. Income Taxes

For the three months ended March 31, 2015 and 2014, the Company recorded a provision for income taxes of $0.1 million and $0.1 million, respectively. The provision for income taxes for the three months ended March 31, 2015 and 2014 consisted of an accrual of Brazilian withholding tax on intercompany interest liability. Other than the above mentioned provision for income tax, no additional provision for income taxes has been made, net of the valuation allowance, due to cumulative losses since the commencement of operations.

As of March 31, 2015, the IRS has completed its audit of the Company for tax year 2008 which concluded that there were no adjustments resulting from the audit. While the statutes are closed for tax year 2008, the US federal tax carryforwards (net operating losses and tax credits) may be adjusted by the IRS in the year in which the carryforward is utilized.

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

Revenues by geography are based on the location of the customer. The following tables set forth revenue and long-lived assets by geographic area (in thousands):

Revenues

	Three Months Ended March 31,
	2015	2014
United States	$5,222	$1,974
Brazil	983	648
Europe	832	3,353
Asia	835	66
Total	$7,872	$6,041

Long-Lived Assets

	March 31, 2015	December 31, 2014
United States	$42,704	$44,418
Brazil	61,455	74,197
Europe	350	365
Total	$104,509	$118,980

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

The components of accumulated other comprehensive loss are as follows (in thousands):

	March 31, 2015	December 31, 2014
Foreign currency translation adjustment, net of tax	$(41,489)	$(29,977)
Total accumulated other comprehensive loss	$(41,489)	$(29,977)

17. Net Income (Loss) Attributable to Common Stockholders and Net Income (Loss) per Share

The Company computes net income (loss) per share in accordance with ASC 260, “Earnings per Share.” Basic net income (loss) per share of common stock is computed by dividing the Company’s net income (loss) attributable to Amyris, Inc. common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per share of common stock is computed by giving effect to all potentially dilutive securities, including stock options, restricted stock units, common stock warrants, convertible promissory notes using the treasury stock method or the as converted method, as applicable. For the three months ended March 31, 2015 and 2014, basic net loss per share was the same as diluted net loss per share because the inclusion of all potentially dilutive securities outstanding was anti-dilutive. As such, the numerator and the denominator used in computing both basic and diluted net loss are the same.

The following table presents the calculation of basic and diluted net loss per share of common stock attributable to Amyris, Inc. common stockholders (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2015	2014
Numerator:

Net income (loss) attributable to Amyris, Inc. common stockholders	$(52,240)	$16,385
Interest on convertible debt	—	1,657
Accretion of debt discount	—	1,588
Gain (loss) from change in fair value of derivative instruments	—	(59,272)
Net income (loss) attributable to Amyris, Inc. common stockholders after assumed conversion	$(52,240)	$(39,642)

Denominator:

Weighted average shares of common stock outstanding for basic EPS	79,222,051	76,830,388
Basic earnings (loss) per share	$(0.66)	$0.21

Weighted average shares of common stock outstanding	79,222,051	76,830,388
Effect of dilutive securities:
Convertible promissory notes	—	40,267,588
Weighted common stock equivalents	—	40,267,588

Diluted weighted-average common shares	79,222,051	117,097,976
Diluted earnings (loss) per share	$(0.66)	$(0.34)

The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share of common stock because including them would have been anti-dilutive:

	Three Months Ended March 31,
	2015	2014
Period-end stock options to purchase common stock	10,702,731	8,177,593
Convertible promissory notes	78,500,456	13,293,065
Period-end common stock subject to repurchase	—	—
Period-end common stock warrants	1,021,087	1,021,087
Period-end restricted stock units	2,103,071	2,142,774
Total	92,327,345	24,634,519

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and the related notes that appear elsewhere in this Form 10-Q. These discussions contain forward-looking statements reflecting our current expectations that involve risks and uncertainties which are subject to safe harbors under the Securities Act of 1933, as amended, or the Securities Act, and the Securities Exchange Act of 1934, as amended, or the Exchange Act. These forward looking statements include, but are not limited to, statements concerning our strategy of achieving a significant reduction in net cash outflows in 2015, future production capacity and other aspects of our future operations, ability to improve our production efficiencies, future financial position, future revenues, projected costs, expectations regarding demand and acceptance for our technologies, growth opportunities and trends in the market in which we operate, prospects and plans and objectives of management. The words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “will,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward looking statements. These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those in the forward-looking statements, including, without limitation, the risks set forth in Part II, Item 1A, “Risk Factors,” in this Quarterly Report on Form 10-Q and in our other filings with the Securities and Exchange Commission. We do not assume any obligation to update any forward-looking statements.

Trademarks

Amyris, the Amyris logo, Biofene, Biossance, Dial-A-Blend, Diesel de Cana , Evoshield, µPharm,  Muck Daddy, Myralene, Neossance  and No Compromise are trademarks, service marks, registered trademarks or registered service marks of Amyris, Inc. This report also contains trademarks and trade names of other business that are the property of their respective holders.

Overview

Amyris, Inc. (referred to as the “Company,” “Amyris,” “we,” “us,” or “our”) is a renewable products company focused on providing sustainable alternatives to a broad range of petroleum-sourced products. We developed innovative microbial engineering and screening technologies that modify the way microorganisms process sugars. We are using our proprietary industrial bioscience technology to design microbes, primarily yeast, and use them as living factories in established fermentation processes to convert plant-sourced sugars into renewable hydrocarbons. We are developing, and, in some cases, already commercializing, products from these hydrocarbons in several target industry sectors, including cosmetics, lubricants, flavors and fragrances, performance materials, and transportation fuels. We call these No Compromise products because we design them to perform comparably to or better than currently available products.

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

Relationship with Total S.A.

In July 2012 and December 2013, we entered into a series of agreements to establish a research and development program and form a joint venture with Total Energies Nouvelles Activités USA (formerly known as Total Gas & Power USA, SAS, and referred to as “Total”) to produce and commercialize Biofene-based diesel and jet fuels, and successfully formed such joint venture in December 2013 (or the "July 2012 Agreements"). With an exception for our fuels business in Brazil, the collaboration and joint venture established the exclusive means for us to develop, produce and commercialize fuels from Biofene. We granted the joint venture exclusive licenses under certain of our intellectual property to make and sell joint venture products. We also granted the joint venture, in the event of a buy-out of our interest in the joint venture by Total (which Total is entitled to do under certain circumstances described below), a non-exclusive license to optimize or engineer yeast strains used by us to produce farnesene for the joint venture’s diesel and jet fuels. As a result of these licenses, Amyris generally no longer has an independent right to make or sell Biofene fuels outside of Brazil without the approval of Total.

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

In April 2014, we entered into a letter agreement with Total dated as of March 29, 2014 (or the “March 2014 Total Letter Agreement”) to amend the Amended and Restated Master Framework Agreement entered into in December 2013 (one of the agreements we entered into in connection with the Total joint venture). Under the March 2014 Total Letter Agreement, we agreed to, among other things, amend the conversion price of the then-remaining $21.7 million of convertible notes from $7.0682 per share to $4.11 per share (which was funded in two equal installments in July 2014 and January 2015). In May 2014, we obtained stockholder approval with respect to the repricing of such convertible notes and the other amendments contemplated by the March 2014 Letter Agreement.

Sales and Revenue

To commercialize our initial Biofene-derived product, squalane, in the cosmetics sector for use as an emollient, we have entered into certain marketing and distribution agreements in Europe, Asia, and North America. As an initial step towards commercialization of Biofene-based diesel, we have entered into agreements with municipal fleet operators in Brazil. Our diesel fuel is supplied to the largest Company in Brazil's fuel distribution segment which blends our product with petroleum diesel and sells to a number of bus fleet operators. Pursuant to our agreements with Total, future commercialization of our diesel and jet fuel products outside of Brazil would generally occur exclusively through certain agreements entered into by and among Amyris, Total and Total Amyris BioSolutions B.V. (or JVCO). For the industrial lubricants market, we established a joint venture with Cosan for the worldwide development, production and commercialization of renewable base oils in the lubricant sector.  In the third quarter and fourth quarter of 2014, we sold to one of our collaboration partners, a product for the flavors and fragrances market that we began manufacturing at our Brotas facility in Brazil.

Financing

In 2014, and through the first quarter of 2015, we completed multiple financings involving loans, convertible debt and equity offerings.

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

 In March 2014, we entered into a Loan and Security Agreement (or, as amended, the “Hercules Loan Facility”) with Hercules Technology Growth Capital, Inc. (or “Hercules”) under which we issued to Hercules, secured debt in the aggregate amount of $25.0 million. In June 2014, we entered into a First Amendment of the Loan and Security Agreement and agreed to, among other things, issue an additional $5.0 million of secured debt to Hercules. In March 2015, we entered into a Second Amendment to the Loan and Security Agreement, under which, subject to certain terms and conditions, we have the option to draw an additional $15.0 million from Hercules in up to three installments of $5.0 million each. The Hercules Loan Facility, as amended, is described in more detail below under "Liquidity and Capital Resources."

In May 2014, we sold and issued $75.0 million aggregate principal amount of 6.50% Convertible Senior Notes due 2019 to Morgan Stanley & Co. LLC as the Initial Purchaser in a private placement, and for initial resale by the Initial Purchaser to qualified institutional buyers in the Rule 144A Convertible Note Offering (as described in more detail below under "Liquidity and Capital Resources").

In July 2014, we closed on the initial installment of the $21.7 million in convertible notes from Total under the July 2012 Agreements as described in more detail in Note 5, "Debt", in the amount of $10.85 million and in January 2015, we closed on the second installment in the amount of $10.85 million.

In March 2015, we entered into a Securities Purchase Agreement (or the “Naxyris SPA”) for the sale of up to $10.0 million in principal amount of an unsecured convertible note of Amyris (or the “Naxyris Note”) to Naxyris, SA (or “Naxyris”) (an affiliate of our director, Carole Piwnica, and which beneficially owned 7.1% of our outstanding common stock as of March 15, 2015). The Naxyris SPA contemplates that the Naxyris Note may be issued in one closing to occur at any time prior to the earlier of March 31, 2016 or Amyris completing a new financing (or series of financings) of equity, debt or similar instruments in the amount of at least $10.0 million in the aggregate (excluding amounts that may be raised under existing commitments and agreements in existence as of March 30, 2015), following the satisfaction of certain closing conditions, including the receipt of certain third party consents, and required that we pay a commitment availability fee of $0.2 million to Naxyris on April 1, 2015. We may prepay the Naxyris Note (if  issued) at any time, and if not prepaid, the Naxyris Note is due on the earlier of  May 31, 2016 or earlier termination (e.g. in the event of a new capital financing described above) (or the Naxyris Maturity Date).  The Naxyris Note would accrue interest at a rate of 11.0% per annum compounding quarterly and payable with the principal at maturity. Upon any draw of the Naxyris Note, we would be obligated to pay Naxyris a borrowing fee equal to $0.3 million (or the “Borrowing Fee”). The Borrowing Fee would not be due if we do not elect to draw the Naxyris Note under the facility.

The Naxyris Note, including the Borrowing Fee and any accrued interest, would be convertible, at Naxyris’ election, into our common stock any time after the Maturity Date, at a conversion price per share equal to $2.35, the last consolidated closing bid price of our common stock on NASDAQ prior to our entry into the Naxyris SPA, subject to adjustment based on proportional adjustments to outstanding common stock and certain dividends and distributions. The Naxyris Note includes standard covenants and events of default resulting in acceleration of indebtedness, including failure to pay, bankruptcy and insolvency, and breaches of the covenants in the Naxyris SPA and Naxyris Note.

Liquidity

We have incurred significant losses since our inception and believe that we will continue to incur losses and negative cash flow from operations through at least 2016. As of March 31, 2015, we had an accumulated deficit of $871.4 million and had cash, cash equivalents and short term investments of $44.9 million. We have significant outstanding debt and contractual obligations related to capital and operating leases, as well as purchase commitments.  Refer to "Liquidity and Capital Resources" for further details.

Results of Operations

Comparison of Three Months Ended March 31, 2015 and 2014

Revenues

	Three Months Ended March 31,		Year-to-Year	Percentage
	2015	2014	Change	Change
	(Dollars in thousands)
Revenues
Renewable product sales	$2,095	$2,842	$(747)	(26)%
Related party renewable product sales	—	3	(3)	(100)%
Total product sales	2.095	2,845	(750)	(26)%
Grants and collaborations revenue	5,777	3,196	2,581	81%
Total grants and collaborations revenue	5,777	3,196	2,581	81%
Total revenues	$7,872	$6,041	$1,831	30%
______________
nm= not meaningful

Our total revenues increased by $1.8 million to $7.9 million for the three months ended March 31, 2015, as compared to the same period in the prior year due to the achievement of collaboration milestones and the timing of revenue recognition related to previous collaboration payments.

Product sales decreased by $0.8 million to $2.1 million for the three months ended March 31, 2015, as compared to the same period in the prior year primarily due to the decrease in product sales of flavors and fragrances products. Contributing also to the decrease in product sales were lower sales of diesel fuel products in Brazil compared to the same period in the prior year. These decreases were partly offset by an increase in sales of cosmetics.

Grants and collaborations revenue increased by $2.6 million to $5.8 million for the three months ended March 31, 2015, as compared to the same period in the prior year. Collaborations revenue from non-related parties increased $3.0 million due to increases of $1.0 million from achievement of the second performance milestone related to a flavors and fragrances product, $0.5 million in collaborations revenue from existing collaborations and $1.5 million in collaborations revenue from new collaborations. This increase was partly offset by the decrease of $0.4 million of government grant revenue under the DARPA Technology Investment Agreement with the Defense Advanced Research Projects Agency (or “DARPA”) resulting mainly from the timing of the project's revenue milestones.

Cost and Operating Expenses

	Three Months Ended March 31,		Year-to-Year	Percentage
	2015	2014	Change	Change
	(Dollars in thousands)
Cost of products sold	$6,643	$6,236	$407	7%
Loss on purchase commitments and write-off of production assets	—	107	(107)	(100)%
Research and development	12,010	12,986	(976)	(8)%
Sales, general and administrative	14,381	13,399	982	7%
Total cost and operating expenses	$33,034	$32,728	$306	1%

Cost of Products Sold

Our cost of products sold includes cost of raw materials, labor and overhead, amounts paid to contract manufacturers, period costs related to inventory write-downs resulting from applying lower of cost or market inventory valuations, and costs related to scale-up in production of such products. Our cost of products sold increased by $0.4 million to $6.6 million for the three months ended March 31, 2015, as compared to the same period in the prior year, primarily due to the planned shutdown of our Brotas plant and Glycotech facility for upgrades and maintenance, which is partly offset by lower Brotas commissioning costs and sales, along with the application of the lower of cost or market based on lower production levels. Our farnesene cash production costs per liter, have steadily declined since the commencement of production at our manufacturing facility in Brotas, Brazil, consistent with increases in volume and production efficiency, resulting in a decline of approximately one half, as of our latest production runs in November 2014 compared to those produced in December 2013. We expect the downward trend in cash production costs per liter to continue as we continually improve strains, operational efficiency and /or increase volumes. Cash production costs per liter, a non-GAAP measure, includes costs of feedstock, nutrients and other chemical ingredients, labor, utilities and other plant overhead.

Research and Development Expenses

Our research and development expenses decreased by $1.0 million to $12.0 million for the three months ended March 31, 2015, as compared to the same period in the prior year, primarily as a result of a decrease of $0.4 million in consulting and outside services and lab supplies, $ 0.4 million from facilities and rent expense and depreciation expense and $0.2 million from our overall cost reduction efforts and lower spending to manage our operating costs.  Research and development expenses included stock-based compensation expense of $0.7 million and $0.8 million during the three months ended March 31, 2015 and 2014, respectively.

Sales, General and Administrative Expenses

Our sales, general and administrative expenses increased by $1.0 million to $14.4 million for the three months ended March 31, 2015, as compared to the same period in the prior year, primarily due to an increase in personnel-related expense from the hiring of a sales and marketing force to support the company’s product commercialization plans, as well as a severance-related charge, offset in part by a decrease in stock-based compensation. Sales, general and administrative expenses included stock-based compensation expense of $1.9 million and $2.7 million during the three months ended March 31, 2015 and 2014, respectively.

Other Income (Expense)

	Three Months Ended March 31,		Year-to-Year	Percentage
	2015	2014	Change	Change
	(Dollars in thousands)
Other income (expense):
Interest income	$86	$56	$30	54%
Interest expense	(7,360)	(4,750)	(2,610)	55%
Gain (loss) from change in fair value of derivative instruments	(17,412)	57,400	(74,812)	(130)%
Income (loss) from extinguishment of debt	—	(9,430)	9,430	(100)%
Other income (expense), net	(1,491)	(122)	(1,369)	1122%
Total other income (expense)	$(26,177)	$43,154	$(69,331)	(161)%
______________
nm= not meaningful

Total other expense increased by $69.3 million to $26.2 million for the three months ended March 31, 2015, as compared to the same period in the prior year primarily attributable to the increase in loss from change in fair value of derivative instruments of $74.8 million due to a change in the fair value of our compound embedded derivative liabilities associated with our senior secured promissory notes as a result of the changes in the inputs used in the valuation models from one reporting period to another, such as stock price, credit risk rate, estimated stock volatility, the change in fair value of our interest rate swap derivative liability and the increase in interest expense of $2.6 million associated with our increased borrowings, offset by a decrease in loss from extinguishment of debt of $9.4 million.

Liquidity and Capital Resources

	March 31, 2015	December 31, 2014
	(Dollars in thousands)
Working capital deficit, excluding cash and cash equivalents	$(26,130)	$(8,441)
Cash and cash equivalents and short-term investments	$44,948	$43,422
Debt and capital lease obligations	$242,985	$233,277
Accumulated deficit	$(871,392)	$(819,152)

	Three Months Ended March 31,
	2015	2014
	(Dollars in thousands)
Net cash used in operating activities	$(3,276)	$(9,953)
Net cash used in investing activities	$(1,068)	$(1,159)
Net cash provided by financing activities	$7,318	$52,596

Working Capital Deficit. Our working capital deficit, excluding cash and cash equivalents was $26.1 million at March 31, 2015, which represents an increase of $17.7 million compared to a working capital deficit of $8.4 million at December 31, 2014. The increase of $17.7 million in working capital deficit during the three months ended March 31, 2015 was primarily due to increases of $8.2 million in deferred revenue, $1.4 million in accrued and other current liabilities, $1.2 million in accounts payable and $1.1 million in current portion of debt, together with decreases of $3.8 million in accounts receivable and $3.1 million in inventory.

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

We expect to fund our operations for the foreseeable future with cash and investments currently on hand, with cash inflows from collaboration and grant funding, cash contributions from product sales, and with new debt and equity financings. Some of our anticipated financing sources, such as research and development collaborations and convertible debt financings, are subject to the risk that we cannot meet milestones, are not yet subject to definitive agreements or mandatory funding commitments and, if needed, we may not be able to secure additional types of financing in a timely manner or on reasonable terms, if at all. Our planned 2015 and 2016 working capital needs and our planned operating and capital expenditures for 2015 and 2016 are dependent on significant inflows of cash from existing collaboration partners and from funds under existing convertible debt facilities, as well as additional funding from new collaborations, and may also require additional funding from debt or equity financings. We will continue to need to fund our research and development and related activities and to provide working capital to fund production, storage, distribution and other aspects of our business.

Liquidity. We have incurred significant losses since our inception and believe that we will continue to incur losses and negative cash flow from operations through at least 2016. As of March 31, 2015, we had an accumulated deficit of $871.4 million and had cash, cash equivalents and short term investments of $44.9 million. We have significant outstanding debt and contractual obligations related to capital and operating leases, as well as purchase commitments.

As of March 31, 2015, our debt, net of discount of $77.2 million, totaled to $242.5 million, of which $18.2 million matures within the next twelve months. In addition to upcoming debt maturities, our debt service obligations over the next twelve months are significant, including $9.5 million of anticipated interest payments. Our debt agreements also contain various covenants, including restrictions on our business that could cause us to be at risk of defaults, such as the requirement to maintain unrestricted, unencumbered cash in an amount equal to at least 50% of the principal amount outstanding under the Hercules Loan Facility (as defined below). Refer to Note 5, "Debt" and Note 6, “Commitments and Contingencies” for further details of our debt arrangements.

Our operating plan for 2015 contemplates a significant reduction in our net cash outflows, resulting from (i) revenue growth from sales of existing and new products with positive gross margins, (ii) reduced production costs compared to prior periods as a result of manufacturing and technical developments in 2014, (iii) increased cash inflows from collaborations compared to 2014, (iv) maintaining operating expenses at levels consistent with 2014, and (v) access to various financing commitments (see Note 5, “Debt” and Note 8 “Significant Agreements” for details of financing commitments).

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

•	Shift focus to existing products and customers with significantly reduced investment in new product and commercial development efforts.

•	Reduce production activity at our Brotas manufacturing facility to levels only sufficient to satisfy volumes required for product revenues forecast from existing products and customers.

•	Reduce expenditures for third party contractors, including consultants, professional advisors and other vendors.

•	Reduce or delay uncommitted capital expenditures, including non-essential facility and lab equipment, and information technology projects.

•	Closely monitor the Company’s working capital position with customers and suppliers, as well as suspend operations at pilot plants and demonstration facilities.

The contingency cash plan contemplating these actions is designed to save the Company an estimated $30.0 million to $40.0 million over the period through March 31, 2016.

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

Collaboration Funding. In March 2015, we received an additional $12.0 million of funding under a collaboration agreement with a flavors and fragrances partner. In January 2015, we received $10.85 million in additional research and development funding from Total through the issuance of a 1.5% Senior Secured Convertible Note to Total as described above under “Overview - Total Relationship". This amount was the final installment of the third closing under the Total Purchase Agreement. We received additional collaboration funding from various other partners during 2015, including $2.1 million in January 2015 under an isoprene collaboration with Michelin and Braskem, and $2.0 million in March 2015 under a farnesene collaboration with Kuraray.

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

Government Contracts. In June 2012, we entered into a Technology Investment Agreement with DARPA, under which we are performing certain research and development activities funded in part by DARPA. The work is to be performed on a cost-share basis, where DARPA funds 90% of the work and we fund the remaining 10% (primarily by providing specified labor). The agreement provided for funding of up to approximately $7.7 million over two years based on achievement of program milestones, and, accordingly, if fully funded, we would be responsible for contributions equivalent to approximately $0.9 million. The agreement had an initial term of one year and at DARPA's option, which was renewable for an additional year. The agreement was renewed by DARPA in May 2013 and extended in July 2014. Through March 31, 2015, we had recognized $7.8 million in revenue under this agreement, of which $0.1 million was recognized during the three months ended March 31, 2015. Total cash received under this agreement as of March 31, 2015 was $7.7 million, of which $0.1 million was received during the three months ended March 31, 2015.

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

In July and September 2012, we issued $53.3 million worth of 1.5% Senior Unsecured Convertible Notes to Total under the July 2012 Agreements for an aggregate of $30.0 million in cash proceeds and our repayment of $23.3 million in previously-provided research and development funds pursuant to the Total Purchase Agreement as described in more detail under "Related Party Convertible Notes" in Note 5, "Debt." As part of our December 2012 private placement, we issued 1,677,852 shares of our common stock in exchange for the cancellation of $5.0 million of an outstanding senior unsecured convertible promissory note held by Total.

In June 2013, we sold and issued a 1.5% Senior Unsecured Convertible Note to Total in the face amount of $10.0 million with a March 1, 2017 maturity date pursuant to the Total Purchase Agreement. In July 2013, we sold and issued a 1.5% Senior Unsecured Convertible Note to Total in the face amount of $20.0 million with a March 1, 2017 maturity date pursuant to the Total Purchase Agreement.

In August 2013, we entered into an agreement with Total and Temasek to sell up to $73.0 million in convertible promissory notes in private placements over a period of up to 24 months from the date of signing as described in more detail in Note 5, "Debt" (such agreement referred to as the “August 2013 SPA” and such financing referred to as the “August 2013 Financing”). The August 2013 Financing was divided into two tranches (one for $42.6 million and one for $30.4 million). Of the total possible purchase price in the financing, $60.0 million was to be paid in the form of cash by Temasek ($35.0 million in the first tranche and up to $25.0 million in the second tranche) and $13.0 million was to be paid by cancellation of outstanding convertible promissory notes held by Total in connection with its exercise of pro rata rights ($7.6 million in the first tranche and $5.4 million in the second tranche).

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

In October 2013, we sold and issued a senior secured promissory note to Temasek for a bridge loan of $35.0 million (or the “Temasek Bridge Note”). The Temasek Bridge Note was due on February 2, 2014 and accrued interest at a rate of 5.5% each four month period from October 4, 2013 (with a rate of 2% per month applicable if a default occurred). The Temasek Bridge Note was cancelled as payment for Temasek's purchase of a first tranche convertible note in the initial closing of the August 2013 Financing.

In October 2013, we amended the August 2013 SPA to include certain entities affiliated with FMR, LLC (or the “Fidelity Entities”) in the first tranche closing (participating for a principal amount of $7.6 million), and to proportionally increase the amount acquired by exchange and cancellation of outstanding convertible promissory notes by Total to $14.6 million ($9.2 million in the first tranche and up to $5.4 million in the second tranche). Also in October 2013, we completed the closing of the first tranche of notes contemplated by the August 2013 Financing (or the “Tranche I Notes”) for cash proceeds of $7.6 million and cancellation of outstanding convertible promissory notes of $44.2 million, of which $35.0 million resulted from the cancellation of the Temasek Bridge Note. In December 2013, we amended the August 2013 SPA to sell $3.0 million of senior convertible notes under the second tranche of the August 2013 Financing (or the “Tranche II Notes”) to funds affiliated with Wolverine Asset Management (or “Wolverine”) and we elected to call $25.0 million in additional funds from Temasek pursuant to its previous commitment to purchase such amount of convertible promissory notes in the second tranche. Additionally, pursuant to that amendment, we sold approximately $6.0 million of convertible promissory notes in the second tranche to Total through cancellation of the same amount of principal of previously outstanding convertible notes held by Total (in respect of Total’s preexisting contractual right to maintain its pro rata ownership position through such cancellation of indebtedness). The closing of the sale of such Tranche II Notes under the December amendment to the August 2013 SPA occurred in January 2014. The August 2013 Financing is more fully described in Note 5, “Debt.”

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

Export Financing with ABC Brasil. In March 2013, we entered into a one-year export financing agreement with ABC for approximately $2.5 million to fund exports through March 2014. This loan was collateralized by future exports from our subsidiary in Brazil. As of March 31, 2015, the loan was fully paid.

In March 2014, we entered into an additional one-year-term export financing agreement with ABC for approximately $2.2 million to fund exports through March 2015. This loan is collateralized by future exports from our subsidiary in Brazil. As of March 31, 2015, the principal amount outstanding under this agreement was zero.

Banco Pine/Nossa Caixa Financing. In July 2012, we entered into a Note of Bank Credit and a Fiduciary Conveyance of Movable Goods agreement with each of Nossa Caixa and Banco Pine. Under these instruments, we borrowed an aggregate of R$52.0 million (approximately US$16.2 million based on the exchange rate as of March 31, 2015) as financing for capital expenditures relating to our manufacturing facility in Brotas, Brazil. Under the loan agreements, Banco Pine agreed to lend R$22.0 million and Nossa Caixa agreed to lend R$30.0 million. The loans have a final maturity date of July 15, 2022 and bear a fixed interest rate of 5.5% per year. The loans are also subject to early maturity and delinquency charges upon occurrence of certain events including interruption of manufacturing activities at our manufacturing facility in Brotas, Brazil for more than 30 days, except during sugarcane off-season. The loans are secured by certain of our farnesene production assets at the manufacturing facility in Brotas, Brazil and we were required to provide parent guarantees to each of the lenders. As of March 31, 2015 and December 31, 2014, a principal amount of $14.9 million and $18.6 million, respectively, was outstanding under these loan agreements.

BNDES Credit Facility. In December 2011, we entered into the BNDES Credit Facility to finance a production site in Brazil. The BNDES Credit Facility was for R$22.4 million (approximately US$7.0 million based on the exchange rate as of March 31, 2015). This BNDES Credit Facility was extended as project financing for a production site in Brazil. The credit line is divided into an initial tranche for up to approximately R$19.1 million and an additional tranche of approximately R$3.3 million that becomes available upon delivery of additional guarantees. As of March 31, 2015 and December 31, 2014, we had R$10.5 million (approximately US$3.3 million based on the exchange rate as of March 31, 2015) and R$11.5 million (approximately US$4.3 million based on the exchange rate as of December 30, 2014), respectively, in outstanding advances under the BNDES Credit Facility.

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

The BNDES Credit Facility is collateralized by first priority security interest in certain of our equipment and other tangible assets totaling R$24.9 million (approximately US$7.8 million based on the exchange rate as of March 31, 2015). We are a parent guarantor for the payment of the outstanding balance under the BNDES Credit Facility. Additionally, we were required to provide a bank guarantee equal to 10% of the total approved amount (R$22.4 million in total debt) available under the BNDES Credit Facility. For advances in the second tranche (above R$19.1 million), we are required to provide additional bank guarantees equal to 90% of each such advance, plus additional Amyris guarantees equal to at least 130% of such advance. The BNDES Credit Facility contains customary events of default, including payment failures, failure to satisfy other obligations under the credit facility or related documents, defaults in respect of other indebtedness, bankruptcy, insolvency and inability to pay debts when due, material judgments, and changes in control of Amyris Brasil. If any event of default occurs, BNDES may terminate its commitments and declare immediately due all borrowings under the facility.

FINEP Credit Facility. In November 2010, we entered into a credit facility with Financiadora de Estudos e Projetos (or FINEP), a state-owned company subordinated to the Brazilian Ministry of Science and Technology (or the “FINEP Credit Facility”) to finance a research and development project on sugarcane-based biodiesel (or the “FINEP Project”) and provided for loans of up to an aggregate principal amount of R$6.4 million (approximately US$2.0 million based on the exchange rate as of March 31, 2015) which are secured by a chattel mortgage on certain equipment of Amyris as well as by bank letters of guarantee. All available credit under this facility was fully drawn. As of March 31, 2015, the total outstanding loan balance under this credit facility was R$4.0 million (approximately US$1.2 million based on the exchange rate as of March 31, 2015).

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

The FINEP Credit Facility contains the following significant terms and conditions:

•
We are required to share with FINEP the costs associated with the FINEP Project. At a minimum, we are required to contribute approximately R$14.5 million (US$ 4.5 million based on the exchange rate as of March 31, 2015) of which R$11.1 million was contributed prior to the release of the second disbursement. All four disbursements have been completed and we have fulfilled all of our cost sharing obligations,

•
After the release of the first disbursement, prior to any subsequent drawdown from the FINEP Credit Facility, we were required to provide bank letters of guarantee of up to R$3.3 million in aggregate (approximately US$1.0 million based on the exchange rate as of March 31, 2015) before receiving the second installment in December 2012. We obtained the bank letters of guarantee from ABC,

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

In June 2014, we and Hercules entered into a first amendment (or the “First Hercules Amendment”) of the Hercules Loan Facility. Pursuant to the First  Hercules Amendment, the parties agreed to adjust the term loan maturity date from May 31, 2015 to February 1, 2017 and remove (i) a requirement for us to pay a forbearance fee of $10.0 million in the event certain covenants were not satisfied, (ii) a covenant that we maintain positive cash flow commencing with the fiscal quarter beginning October 1, 2014, (iii) a covenant that, beginning with the fiscal quarter beginning July 1, 2014, we and our subsidiaries achieve certain projected cash product revenues and projected cash product gross profits, and (iv) an obligation for us to file a registration statement on Form S-3 with the SEC by no later than June 30, 2014 and complete an equity financing of more than $50.0 million by no later than September 30, 2014. We further agreed to include a new covenant requiring us to maintain unrestricted, unencumbered cash in an amount equal to at least 50% of the principal amount then outstanding under the Hercules Loan Facility and borrow an additional $5.0 million. The additional $5.0 million borrowing was completed in June 2014, and accrues interest at a rate per annum equal to the greater of either the prime rate reported in the Wall Street Journal plus 5.25% or 8.5%. The Hercules Loan Facility is secured by liens on our assets, including on certain of our intellectual property. The Hercules Loan Facility includes customary events of default, including failure to pay amounts due, breaches of covenants and warranties, certain cross defaults and judgments, and insolvency. If an event of default occurs, Hercules may require immediate repayment of all amounts due.

In March 2015, we and Hercules entered into a second amendment (or the “Second Hercules Amendment”) of the Hercules Loan Facility as previously amended by the First Hercules Amendment. Pursuant to the Second Hercules Amendment, the parties agreed to, among other things, establish an additional credit facility in the principal amount of up to $15.0 million, which would be available to be drawn by us at our sole election (in increments of $5.0 million) through the earlier of March 31, 2016 or such time as we raise an aggregate of at least $20.0 million through the sale of new equity securities, subject to certain conditions, including the receipt of third party consents and a requirement to first make certain draw-downs under an equity line of credit that we previously secured (to the extent we are permitted to do so under the terms thereof). Commencing with the quarter in which we borrow any amounts under this additional facility, we become subject to a covenant to achieve certain amounts of product revenue. Under the terms of the Second Hercules Amendment, we agreed to pay Hercules a 3.0% facility availability fee on April 1, 2015. If the facility is not canceled, and any outstanding borrowings repaid, before June 30, 2015, an additional 5.0% facility fee becomes payable on June 30, 2015. We have the ability to cancel the additional facility at any time prior to June 30, 2015 at our own option, and the additional facility would terminate upon Amyris securing a new equity financing of at least $20.0 million. Any amounts drawn under the Second Hercules Amendment would accrue interest at a rate per annum equal to the greater of either the prime rate reported in the Wall Street Journal plus 6.25% or 9.5% and would be payable on a monthly basis. Additionally, we would be required to pay an end of term charge of 10.0% of any amounts drawn under the facility. Any amounts drawn under the Second Hercules Amendment would be secured by the same liens provided for in the original Hercules Agreement and the First Hercules Amendment, including a lien on certain Company intellectual property.

As of March 31, 2015, $29.8 million was outstanding under the Hercules Loan Facility, net of discount of $0.2 million, and the Company maintains cash in excess of the approximately $15.0 million current minimum cash covenant described above.

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

Cash Flows during the Three Months Ended March 31, 2015 and 2014

Cash Flows from Operating Activities

Our primary uses of cash from operating activities are costs related to production and sales of our products and personnel-related expenditures, offset by cash received from product sales, grants and collaborations. Cash used in operating activities was $3.3 million and $10.0 million for the three months ended March 31, 2015 and 2014, respectively.

Net cash used in operating activities of $3.3 million for the three months ended March 31, 2015 was attributable to our net loss of $52.3 million, offset by net non-cash charges of $27.6 million and net change in our operating assets and liabilities of $21.4 million. Net non-cash charges of $27.6 million for the three months ended March 31, 2015 consisted primarily of a $17.4 million change in the fair value of derivative instruments related to the embedded derivative liabilities associated with our senior secured convertible promissory notes and currency interest rate swap derivative liability, $3.5 million of depreciation and amortization expenses, $3.2 million of amortization of debt discount, $2.7 million of stock-based compensation and $0.8 million of loss from investment in affiliate. Net change in operating assets and liabilities of $21.4 million for the three months ended March 31, 2015 primarily consisted of $9.5 million increase in deferred revenue related to the funds received under a collaboration agreement, $5.2 million increase in accounts payable and accrued other liabilities, $4.2 million increase in accounts receivable and related party accounts receivable, $2.2 million increase in inventory and $0.4 million increase in prepaid expenses and other assets, offset by $0.1 million decrease in deferred rent.

Net cash used in operating activities of $10.0 million for the three months ended March 31, 2014 was related to our net income of $16.4 million and a $12.6 million net change in our operating assets and liabilities, offset by non-cash charges of $38.9 million.  Net change in operating assets and liabilities of $12.6 million primarily consisted of a $5.0 million decrease in accounts receivable and related party accounts receivable from collaborations, a $0.2 million decrease in inventory, and $9.5 million increase in deferred revenue related to the monies received under a collaboration agreement, off-set by a $0.4 million increase in prepaid expenses and other assets from the refining of raw material, a $0.9 million decrease in accounts payable, and a $0.7 million decrease in accrued and other long term liabilities. Non-cash charges of $38.9 million consisted primarily of a $57.4 million change in the fair value of derivative instruments related to the embedded derivative liabilities associated with our senior secured convertible promissory notes and currency interest rate swap derivative liability, offset by $3.8 million of depreciation and amortization expenses, $3.5 million of stock-based compensation, $1.6 million of amortization of debt discount, $9.4 million loss associated with the extinguishment of convertible debt and $0.1 million loss on purchase commitments and write-off of production assets.

Cash Flows from Investing Activities

Our investing activities consist primarily of capital expenditures and investment activities. Net cash used in investing activities of $1.1 million for the three months ended March 31, 2015, resulted from $1.1 million of purchases of property, plant and equipment, net of disposals due to maintenance and upgrades at our facilities in Brotas, Brazil and North Carolina, USA.

Net cash used in investing activities of $1.2 million for the three months ended March 31, 2014, was a result of $1.3 million of capital expenditures due to maintenance and upgrades at our facility in Brotas, Brazil, offset by $0.1 million in net maturities of investments.

Cash Flows from Financing Activities

Net cash provided by financing activities of $7.3 million for the three months ended March 31, 2015, was a result of the receipt of $10.9 million from debt issued to a related party, which related to the closing of the final installment of the Senior Secured Convertible Notes issued to Total under the July 2012 Agreements, offset by $3.2 million of principal payments on debt and $0.4 million of principal payments on capital leases.

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

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any material off-balance sheet arrangements, as defined under SEC) rules, such as relationships with unconsolidated entities or financial partnerships, which are often referred to as structured finance or special purpose entities, established for the purpose of facilitating financing transactions that are not required to be reflected on our condensed consolidated financial statements.

Contractual Obligations

The following is a summary of our contractual obligations as of March 31, 2015 (in thousands):

	Total	2015	2016	2017	2018	2019	Thereafter
Principal payments on long-term debt	$319.699	$13,276	$20,240	$106,591	$59,750	$114,607	$5,235
Interest payments on long-term debt, fixed rate(1)	82,745	7,883	7,625	13,160	33,224	20,474	379
Operating leases	57,596	5,508	6,687	6,693	6,744	6,771	25,193
Principal payments on capital leases	531	205	283	43	—	—	—
Interest payments on capital leases	51	32	18	1	—	—	—
Terminal storage costs	85	51	34	—	—	—	—
Purchase obligations(2)	2,375	1,066	422	856	31	—	—
Total	$463,082	$28,021	$35,309	$127,344	$99,749	$141,852	$30,807
____________________
(1)
Does not include any obligations related to make-whole interest or downround provisions. The fixed interest rates are more fully described in Note 5, "Debt" of our condensed consolidated financial statements.

(2)	Purchase obligations include noncancellable contractual obligations and construction commitments of $1.3 million, of which zero have been accrued as loss on purchase commitments.

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

Interest Rate Risk

   Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio and our outstanding debt obligations (including embedded derivatives therein). We generally invest our cash in investments with short maturities or with frequent interest reset terms. Accordingly, our interest income fluctuates with short-term market conditions. As of March 31, 2015, our investment portfolio consisted primarily of money market funds and certificates of deposit, all of which are highly liquid investments. Due to the short-term nature of our investment portfolio, we do not believe that an immediate 10% increase in interest rates would have a material effect on the fair value of our portfolio. Since we believe we have the ability to liquidate this portfolio, we do not expect our operating results or cash flows to be materially affected to any significant degree by a sudden change in market interest rates on our investment portfolio. Additionally, as of March 31, 2015, 100% of our outstanding debt is in fixed rate instruments or instruments which have capped rates. Therefore, our exposure to the impact of variable interest rates is limited. Changes in interest rates may significantly change the fair value of our embedded derivative liabilities.

Foreign Currency Risk

Most of our sales contracts are principally denominated in U.S. dollars and, therefore, our revenues are not currently subject to significant foreign currency risk. The functional currency of our wholly-owned consolidated subsidiary in Brazil is the local currency (Brazilian real) in which recurring business transactions occur. We do not use currency exchange contracts as hedges against amounts permanently invested in our foreign subsidiary. The amount we consider permanently invested in our foreign subsidiary and translated into U.S. dollars using the March 31, 2015 exchange rate is $111.3 million as of March 31, 2015 and $134.4 million at December 31, 2014. The decrease in the permanent investments in our foreign subsidiary between December 31, 2014 and March 31, 2015 is due to the appreciation of the U.S. dollar versus the Brazilian real. The potential loss in fair value, which would be principally recognized in Other Comprehensive Income (Loss), resulting from a hypothetical 10% adverse change in quoted Brazilian real exchange rates is $11.1 million and $13.4 million as of March 31, 2015 and December 31, 2014, respectively. Actual results may differ.

We make limited use of derivative instruments, which includes currency interest rate swap agreements, to manage the Company's exposure to foreign currency exchange rate and interest rate related to the Company's Banco Pine loan. In June 2012, we entered into a currency interest rate swap arrangement with Banco Pine for R$22.0 million (approximately US$6.9 million based on the exchange rate as of March 31, 2015). The swap arrangement exchanges the principal and interest payments under the Banco Pine loan entered into in July 2012 for alternative principal and interest payments that are subject to adjustment based on fluctuations in the foreign exchange rate between the U.S. dollar and Brazilian real. The swap has a fixed interest rate of 3.94%. This arrangement hedges the fluctuations in the foreign exchange rate between the U.S. dollar and Brazilian real.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer (or “CEO”) and chief financial officer (or “CFO”), evaluated the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15(e) under the Securities Exchange Act of 1934, as amended (or the “Exchange Act”), as of the end of the period covered by this Quarterly Report on Form 10-Q.  Based on this evaluation, our CEO and CFO concluded that, as of March 31, 2015, our disclosure controls and procedures are designed and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during our first fiscal quarter ended March 31, 2015 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have incurred significant losses in each year since our inception and believe that we will continue to incur losses and negative cash flow from operations into at least 2015. As of March 31, 2015, we had an accumulated deficit of $871.4 million and had cash, cash equivalents and short term investments of $44.9 million. We have significant outstanding debt and contractual obligations related to capital and operating leases, as well as purchase commitments of $2.4 million. As of March 31, 2015, our debt totaled $242.5 million, net of discount of $77.2 million, of which $18.2 million matures within the next twelve months.  In addition to upcoming debt maturities, our debt service obligations over the next twelve months are significant and potential early conversion payment of up to approximately $18.9 million (assuming all note holders convert) that could become due at any time after May 15, 2015 under our outstanding convertible promissory notes sold on May 22, 2014 pursuant to Rule 144A of the Securities Act (or the “144A Notes”). Furthermore, our debt agreements contain various covenants, including restrictions on business that could cause us to be at risk of defaults. We expect to incur additional costs and expenses related to the continued development and expansion of our business, including construction and operation of our manufacturing facilities, contract manufacturing, research and development operations, and operation of our pilot plants and demonstration facility. There can be no assurance that we will ever achieve or sustain profitability on a quarterly or annual basis.

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

•	Shift focus to existing products and customers with significantly reduced investment in new product and commercial development efforts.

•	Reduce production activity at our Brotas manufacturing facility to levels only sufficient to satisfy volumes required for product revenues forecast from existing products and customers.

•	Reduce expenditures for third party contractors, including consultants, professional advisors and other vendors.

•	Reduce or delay uncommitted capital expenditures, including non-essential facility and lab equipment, and information technology projects.

•	Closely monitor the Company working capital position with customers and suppliers, as well as suspend operations at pilot plants and demonstration facilities.

The contingency cash plan contemplating these actions is designed to save the Company an estimated $30.0 million to $40.0 million over the period through March 31, 2016.

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

In 2013, 2014 and early 2015, we completed several equity and debt financings and commitments to provide us with cash resources to pursue our business plans.  In August 2013, we entered into an agreement to sell up to $73.0 million in convertible promissory notes in private placements over a period of up to 24 months from the date of signing (or the “August 2013 Financing”). The August 2013 Financing was divided into two tranches, the first of which closed in October 2013 and the second of which closed in January 2014. In the October 2013 closing, we issued a total of $51.8 million in convertible promissory notes for cash proceeds of $7.6 million and cancellation of outstanding promissory notes and convertible promissory notes of $44.2 million (including $35.0 million advanced by one of the investors as a bridge loan earlier in October 2013 and approximately $9.2 million cancelled by Total in connection with its exercise of pro rata rights). In the January 2014 closing, we issued an additional $34.0 million in convertible promissory notes for cash proceeds of $28.0 million and cancellation of outstanding convertible promissory notes of approximately $6.0 million by Total in connection with its further exercise of pro rata rights.

In March 2014, we entered into a loan and security agreement with Hercules Technology Growth Capital, Inc. (or “Hercules”) to make available to Amyris a loan in the aggregate principal amount of up to $25.0 million and in June 2014, we amended such loan and security agreement with Hercules to simplify and remove certain covenants under the original loan facility and we agreed to incur an additional tranche of debt in the aggregate principal amount of $5.0 million (such loan facility, as amended, is referred to as the Hercules Loan Facility). The Hercules Loan Facility generally becomes due on May 31, 2017. We may repay the loaned amounts before the maturity date if we pay an additional fee of 3% of the outstanding loans (1% if after the twelve-month period following the execution of the loan and security agreement in March 2014). With respect to the initial tranche of $25.0 million, we were also required to pay a 1% facility charge at the closing of such transaction and will be required to pay a 10% end of term charge. The Hercules Loan Facility contains customary covenants and also a covenant requiring the Company to maintain unrestricted, unencumbered cash in an amount equal to at least 50% of the remaining principal amount then outstanding under the Hercules Loan Facility. The Hercules Loan Facility includes customary events of default, including failure to pay amounts due, breaches of covenants and warranties, material adverse effect events, certain cross defaults and judgments, and insolvency. If an event of default occurs, Hercules may require immediate repayment of all amounts due. In March 2015, we entered into a Second Amendment to the Hercules Loan Facility (the “Second Hercules Amendment”), under which, subject to certain terms and conditions, we have the option to draw an additional $15.0 million from Hercules in up to three installments of $5.0 million each at our sole election through the earlier of March 31, 2016 or such time as we raise an aggregate of at least $20.0 million through the sale of new equity securities, subject to certain conditions, including the receipt of third party consents and a requirement to first make certain draw-downs under the equity line of credit with Nomis Bay (defined below) (to the extent we are permitted to do so under the terms thereof). Under the terms of the Second Hercules Amendment, we agreed to pay Hercules a 3.0% facility availability fee on April 1, 2015. If the $15.0 million facility under the Second Hercules Amendment is not canceled, and any outstanding borrowings repaid, before June 30, 2015, an additional 5.0% facility fee becomes payable on June 30, 2015. We have the ability to cancel the additional facility at any time prior to June 30, 2015 at our own option, and the additional facility would terminate upon our securing a new equity financing of at least $20.0 million. Any amounts drawn under the Second Hercules Amendment would accrue interest at a rate per annum equal to the greater of either the prime rate reported in the Wall Street Journal plus 6.25% or 9.5% and would be payable on a monthly basis. Additionally, we would be required to pay an end of term charge of 10.0% of any amounts drawn under the facility. Any amounts drawn under the Second Hercules Amendment would be secured by the same liens provided for in the original Hercules Agreement and the First Hercules Amendment, including a lien on certain of our intellectual property.

In April 2014, we entered into a letter agreement dated as of March 29, 2014 (or the “March 2014 Total Letter Agreement”) with Total to amend our Amended and Restated Master Framework Agreement (included as part of Shareholders Agreement dated December 2, 2013 and License Agreement dated December 2, 2013 with Total Amyris BioSolutions B.V. (or the “License Agreement”) and related documents (collectively, referred to as the “JV Documents”) entered into by and among Amyris, Total and Total Amyris BioSolutions B.V. (or “JVCO”) relating to the establishment of JVCO in December 2013). Under the March 2014 Total Letter Agreement, we agreed to, among other things, (i) amend the conversion price of convertible notes to be issued in 2014 and 2015 (for up to an aggregate of $21.7 million) from $7.0682 to $4.11 subject to stockholder approval at our 2014 annual meeting (to the extent required by applicable law or regulation), and (ii) extend the period during which Total may exchange for other Amyris securities certain outstanding convertible promissory notes in connection with its exercise of its existing pro rata rights from June 30, 2014 to the later of December 31, 2014 and the date on which Amyris raises $75.0 million of equity and convertible debt financing (excluding any convertible promissory notes issued pursuant to that certain Securities Purchase Agreement dated July 30, 2012 by and between Amyris and Total). In consideration of these agreements, Total agreed to waive its right not to consummate the closing of the issuance of the notes to be issued in 2014 and 2015 if it decides not to proceed with the collaboration and makes a "No-Go" decision with respect thereto. In two installments that occurred in July 2014 and January 2015, respectively, we sold and issued $21.7 million in convertible notes to Total. Each installment was in the amount of $10.85 million.

In May 2014, we closed on the offering and sale of $75.0 million aggregate principal amount of 6.50% Convertible Senior Notes due 2019 pursuant to a Purchase Agreement (or the “144A Purchase Agreement”) with Morgan Stanley & Co.

In February 2015, we entered into a Common Stock Purchase Agreement (or the “Common Stock Purchase Agreement”) and related agreements with Nomis Bay Ltd. (or “Nomis Bay”) under which we may from time to time sell up to $50.0 million of our common stock to Nomis Bay over a 24-month period. Subject to customary covenants and conditions, from time to time over the 24-month term, and in our sole discretion, we may present Nomis Bay with up to 24 draw down notices requiring Nomis Bay to purchase a specified dollar amount of shares of our common stock, based on the price per share per day over 10 consecutive trading days (or a “Draw Down Period”). The per share purchase price for these shares equals the daily volume weighted average price of our common stock on each date during the Draw Down Period on which shares are purchased, less a discount ranging from 3.0% to 6.25%. The maximum amount of shares that may be sold in any Draw Down Period ranges from shares having aggregate purchase prices of $325,000 to $3,250,000, based on the per share price described in the preceding sentence. Alternatively, in our sole discretion, but subject to certain limitations, we may require Nomis Bay to purchase a percentage of the daily trading volume of our common stock for each trading day during the Draw Down Period. We will not sell under the Common Stock Purchase Agreement a number of shares of voting common stock which, when aggregated with all other shares of voting common stock then beneficially owned by Nomis Bay and its affiliates, would result in the beneficial ownership by Nomis Bay or any of its affiliates of more than 9.9% of the then issued and outstanding shares of our common stock.

In March, 2015, we entered into a Securities Purchase Agreement (or the “Naxyris SPA”) for the sale of up to $10.0 million in principal amount of an unsecured convertible note of Amyris (or the “Naxyris Note”) to Naxyris, S.A. (or “Naxyris”), an existing holder of more than 5% of the our outstanding common stock. The Naxyris SPA contemplates that the Naxyris Note may be issued in one closing to occur at our option at any time prior to the earlier of March 31, 2016 or us completing a new financing (or series of financings) of equity, debt or similar instruments in the amount of at least $10.0 million in the aggregate (excluding amounts that may be raised under existing commitments and agreements in existence as of March 30, 2015), following the satisfaction of certain closing conditions, including the receipt of certain third party consents, and required that we pay a commitment availability fee of $0.2 million to Naxyris on April 1, 2015. We may prepay the Naxyris Note (if issued) at any time, and if not prepaid, the Naxyris Note is due on the earlier of May 31, 2016 or earlier termination (e.g. in the event of a new capital financing described above) (or the “Maturity Date”).  The Naxyris Note accrues interest at a rate of 11.0% per annum compounding quarterly and payable with the principal at maturity. Upon any draw of the Naxyris Note, the Company would be obligated to pay Naxyris a borrowing fee equal to $0.3 million (or the “Borrowing Fee’). The Borrowing Fee will not be due if the Company does not elect to draw the Naxyris Note under the facility. The Naxyris Note, including the Borrowing Fee and any accrued interest, would be convertible, at Naxyris’ election, into our common stock any time after the Maturity Date, at a conversion price per share equal to $2.35, the last consolidated closing bid price of the our common stock on NASDAQ prior to our entry into the Naxyris SPA, subject to adjustment based on proportional adjustments to outstanding common stock and certain dividends and distributions. The Naxyris Note includes standard covenants and events of default resulting in acceleration of indebtedness, including failure to pay, bankruptcy and insolvency, and breaches of the covenants in the Naxyris SPA and Naxyris Note.

If our outstanding (or issuable) convertible promissory notes (including those issued in the August 2013 Financing, those issued to Total in connection with our fuels collaboration and those issued pursuant to the 144A Offering) are not converted or cancelled, we may not have sufficient cash to repay the notes when they become due, which could result in insolvency and related issues. In addition, we were required to agree to significant covenants in connection with our debt financing transactions that have an impact on our ability to engage in certain transactions. For example, the purchase agreement for the August 2013 Financing (or the “August 2013 SPA”) requires us to obtain the consent of a majority of the purchasers from the August 2013 Financing before completing any change-of-control transaction, or purchasing assets in one transaction or a series of related transactions in an amount greater than $20.0 million, in each case while the notes are outstanding. We also agreed to provide the purchasers in the August 2013 Financing with pro rata rights under which they could cancel up to the full amount of their outstanding notes to pay for new equity securities if we raise additional financing during the term of the notes, which could delay or prevent us from obtaining additional financing if the holders of the notes sold in the August 2013 financing do not support it or such holders intend to exercise their right to cancel and exchange their outstanding notes for new securities and the prospective purchasers of new securities do not support such cancellation and exchange. Also, our outstanding convertible promissory notes (and related agreements) and the Hercules loan agreement include a minimum unrestricted, unencumbered cash covenant and other covenants that restrict us from raising additional financing through debt issuances without consent of these lenders; this could also slow down or limit our ability to pursue debt funding if the holders of our outstanding convertible promissory notes or Hercules do not support it. Additionally, under the Common Stock Purchase Agreement and related agreements with Nomis Bay, we are restricted from conducting certain types of equity financing arrangements without the approval of Nomis Bay, or such agreements with Nomis Bay could terminate. Furthermore, under the 144A Notes, in the event of certain fundamental corporate transactions, such as a change of control, the conversion rate of the 144A Notes will be adjusted in favor of the holders of such notes and the holders have the option to require us to purchase their notes. This could lead to, among other things, liquidity difficulties should we not have sufficient cash when holders elect to cause us to purchase the notes and significant dilution to our stockholders if the conversion rate is adjusted, or could delay or prevent a change of control, including a merger, consolidation or other business combination involving us, or discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control, even if that change of control would otherwise benefit our stockholders.

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

In 2014, we completed private placements of our common stock that resulted in the issuance of approximately 943,396 shares of our common stock. Also, in 2014, we issued approximately $119.9 million in senior convertible promissory notes that are or may become convertible into common stock. As of March 31, 2015, we had issued and outstanding an aggregate total of $269.9 million in senior convertible promissory notes, including interest payable in kind on certain of such notes, that are or may become convertible into common stock.  As of March 31, 2015, such issued and outstanding convertible promissory notes consisted of the following:

•
$48.3 million of convertible promissory notes with a conversion price of $7.0682 per share, which were issued under agreements signed in 2012, including the arrangement with Total for research and development-related funding,

•
$30.0 million of convertible promissory notes with a conversion price of $3.08 per share and, $21.70 million of convertible promissory notes with a conversion price of $4.11 per share, all of which were issued pursuant to our arrangement with Total for research and development-related funding,

•
 $57.4 million in convertible promissory notes that are convertible into common stock at an initial conversion price of $2.44 per share issued under the first tranche of the August 2013 Financing (or Tranche I Notes),

•
$37.5 million in convertible promissory notes that are convertible into common stock at an initial conversion price of $2.87 per share issued under the second tranche of the August 2013 Financing (or Tranche II Notes), and

•	$75.0 million in convertible promissory notes that are convertible into common stock at a conversion price of $3.74 per share issued in the 144A Offering.

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

In February 2015, we entered into the Common Stock Purchase Agreement and related agreements with Nomis Bay under which we may from time to time sell up to $50.0 million of our common stock to Nomis Bay over a 24-month period, subject to customary covenants and conditions. The per share purchase price for these shares equals the daily volume weighted average price of our common stock on each date during the Draw Down Period on which shares are purchased, less a discount ranging from 3.0% to 6.25% (see “Our existing financing arrangements may cause significant risks to our stockholders and may impact our ability to pursue certain transactions and operate our business” above). If we elect to draw under the facility with Nomis Bay, it would lead to dilution for our existing stockholders.

In March, 2015, we entered into the Naxyris SPA for the sale of up to $10.0 million in principal amount of the Naxyris Note to Naxyris. If we elect to sell and issue the Naxyris Note, the Naxyris Note would be convertible at Naxyris’ election into our common stock any time after the Maturity Date, at a conversion price per share equal to $2.35 (see “Our existing financing arrangements may cause significant risks to our stockholders and may impact our ability to pursue certain transactions and operate our business” above). If we elect to sell and issue the Naxyris Note and Naxyris elects to convert the Naxyris Note into our common stock, it would lead to dilution for our existing stockholders.

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

As of March 31, 2015, we had $319.7 million of indebtedness outstanding, of which $124.8 million was secured indebtedness. The foregoing amount of indebtedness does not include approximately $0.6 million in aggregate liabilities of our subsidiaries that we have guaranteed and on which we are primarily liable. As previously described, we may incur additional indebtedness from time to time to finance working capital, product development efforts, strategic acquisitions, investments and alliances, capital expenditures or other general corporate purposes, subject to the restrictions contained in our existing indebtedness and in any other agreements under which we incur indebtedness. Our significant indebtedness and debt service requirements could adversely affect our ability to operate our business and may limit our ability to take advantage of potential business opportunities. For example, our high level of indebtedness presents the following risks:

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

Several of our outstanding convertible debt instruments are accounted for under Accounting Standards Codification 815, Derivatives and Hedging (or “ASC 815”) as an embedded derivative.  For instance, with respect to our 144A Notes, if the holders elect convert their 144A Notes on or after May 15, 2015, and if the last reported sale price of our common stock for 20 or more trading days (whether or not consecutive) in a period of 30 consecutive trading days ending within five trading days immediately prior to the date we receive a notice of such election exceeds the conversion price in effect on each such trading day, such converting holders will receive an early conversion payment equal to the present value of the remaining scheduled payments of interest that would have been made on the 144A Notes being converted from the earlier of the date that is three years after the date we receive such notice of conversion and maturity of the 144A Notes. The early conversion payment feature of the 144A Notes is accounted for under Accounting Standards Codification 815, Derivatives and Hedging (or ASC 815) as an embedded derivative. ASC 815 requires companies to bifurcate conversion options from their host instruments and account for them as free standing derivative financial instruments according to certain criteria. The fair value of the derivative is remeasured to fair value at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value of the derivative being charged to earnings (loss). We have determined that we must bifurcate and account for the Early Conversion Payment feature of the notes as an embedded derivative in accordance with ASC 815. We have recorded this embedded derivative liability as a non-current liability on our consolidated balance sheet with a corresponding debt discount at the date of issuance that is netted against the principal amount of the 144A Notes. The derivative liability is remeasured to fair value at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value of the derivative liability being recorded in other income and loss. There is no current observable market for this type of derivative and, as such, we determine the fair value of the embedded derivative using the binomial lattice model. The valuation model uses the stock price, conversion price, maturity date, risk-free interest rate, estimated stock volatility and estimated credit spread. Changes in the inputs for these valuation models may have a significant impact on the estimated fair value of the embedded derivative liabilities. For example, an increase in the company's stock price results in an increase in the estimated fair value of the embedded derivative liabilities. The embedded derivative liability may have, on a GAAP basis, a substantial effect on our balance sheet from quarter to quarter and it is difficult to predict the effect on our future GAAP financial results, since valuation of these embedded derivative liabilities are based on factors largely outside of our control and may have a negative impact on our earnings and balance sheet.

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

As part of our arrangement to build the plant in Brotas, Brazil we have an agreement with Tonon Bioenergia S.A. (formerly Paraíso Bioenergia and referred to herein as "Tonon") to purchase from Tonon sugarcane juice corresponding to a certain number of tons of sugarcane per year, along with specified water and vapor volumes. Until this annual volume is reached, we are restricted from purchasing sugarcane juice for processing in the facility from any third party, subject to limited exceptions, unless we pay the premium to Tonon that we would have paid if we bought the juice from them. As such, we will be relying on Tonon to supply such juice and utilities on a timely basis, in the volumes we need, and at competitive prices. If a third party can offer superior prices and Tonon does not consent to our purchasing from such third party, we would be required to pay Tonon the applicable premium, which would have a negative impact on our production cost. Furthermore, we agreed to pay a price for the juice that is based on the lower of the cost of two other products produced by Tonon using such juice, plus a premium. Tonon may not want to sell sugarcane juice to us if the price of one of the other products is substantially higher than the one setting the price for the juice we purchase. While the agreement provides that Tonon would have to pay a penalty to us if it fails to supply the agreed-upon volume of juice for a given month, the penalty may not be enough to compensate us for the increased cost if third-party suppliers do not offer competitive prices. Also, if the prices of the other products produced by Tonon increase, we could be forced to pay those increased prices for production without a related increase in the price at which we can sell our products, reducing or eliminating any margins we can otherwise achieve. If in the future these supply terms no longer provide a viable economic structure for the operation in Brotas, Brazil we may be required to renegotiate our agreement, which could result in manufacturing disruptions and delays.

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

We have various agreements with Sao Martinho S.A. (or “SMSA”) that contemplate construction of another large-scale manufacturing facility as a joint venture in Brazil. Under these agreements, we are responsible for designing and managing the construction project, and are responsible for the initial construction costs. We projected the construction costs of the project to be approximately $100.0 million. While we completed a significant portion of the construction of the plant before 2012, we delayed further construction and commissioning of the plant while we constructed and commissioned our production plant in Brotas, Brazil and we expect to continue to defer the project for SMA Indústria Química (or “SMA”), a joint venture with SMSA, for the near term based on economic considerations and to allow us to focus on operations at our production plant in Brotas, Brazil. We entered into an amendment to the joint venture agreement with SMSA in February 2014 which updated and documented certain preexisting business plan requirements related to the start-up of construction at the plant and set forth, among other things, (i) the extension of the deadline for the commencement of operations at the joint venture operated plant to no later than 18 months following the construction of the plant, which is required to occur no later than March 31, 2017, and (ii) the extension of an option held by SMSA to build a second large-scale farnesene production facility to no later than December 31, 2018 with the commencement of operations at such second facility to occur no later than April 1, 2019. While SMSA was obligated to contribute up to approximately R$61.8 million (approximately US$19.3 million based on the exchange rate as of March 31, 2015) to the construction of the original plant, such contributions depended on, among other things, successful commencement of operations at the plant. Notwithstanding the February 2014 amendment to the joint venture agreement, based on our shifting manufacturing priorities and uncertainty regarding financing availability, we cannot currently predict exactly when or if our facility at SMSA will be completed or commence commercial operations, which means that SMSA's anticipated contribution will continue to be delayed and may never occur. SMSA holds rights with respect to the termination and acquisition of our interests in SMA. For instance, if our Brazilian subsidiary, Amyris Brasil Ltda. (formerly Amyris Brasil S.A.) becomes controlled, directly or indirectly, by a competitor of SMSA, then SMSA has the right to acquire our interest in the joint venture and if SMSA becomes controlled, directly or indirectly, by a competitor of ours, then we have the right to sell our interest in the joint venture to SMSA. In either case, the purchase price is to be determined in accordance with the joint venture agreements, as amended, and we would continue to have the obligation to acquire products produced by the joint venture for the remainder of the term of the supply agreement then in effect even though we might no longer be involved in the joint venture's management.

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

While we have commenced commercial production at the Brotas, Brazil plant, we continue to commercially produce, process and manufacture some specialty molecules through the use of contract manufacturers, and we anticipate that we will continue to use contract manufacturers for the foreseeable future for chemical conversion and production of end-products and, to mitigate cost and volume risks at our large-scale production facilities, for production of Biofene and other fermentation target compounds. Establishing and operating contract manufacturing facilities requires us to make significant capital expenditures, which reduces our cash and places such capital at risk. For example, based on an evaluation of our assets associated with contract manufacturing facilities and anticipated levels of use of such facilities, we recorded zero from write-off of assets related to contract manufacturing (included in loss on purchase commitments and write off of property, plant and equipment of approximately zero and $1.8 million for the three months ended March 31, 2015 and for the year ended December 31, 2015). Also, contract manufacturing agreements may contain terms that commit us to pay for capital expenditures and other costs incurred or expected to be earned by the plant operators and owners, which can result in contractual liability and losses for us even if we terminate a particular contract manufacturing arrangement or decide to reduce or stop production under such an arrangement. For example, in June 2013, we entered into a termination agreement with a contract manufacturer that required us to make payments totaling $8.8 million in 2013, of which $3.6 million was to satisfy outstanding obligations and $5.2 million was in lieu of additional payments otherwise owed.

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

Additionally, in connection with subsequent investments by Total in Amyris, we granted Total, among other investors, a right of first investment if we propose to sell securities in a private placement financing transaction. With these rights, Total and other investors may subscribe for a portion of any new financing and require us to comply with certain notice periods, which could discourage other investors from participating, or cause delays, in our ability to close such a financing. Further, Total and other holders of notes issued in the first and second tranches of the August 2013 Financing (or, the “Tranche I Notes” and “Tranche II Notes”, respectively) have a right to cancel certain outstanding Tranche I Notes and Tranche II Notes to exercise pro rata rights under the August 2013 SPA. To the extent Total or other investors exercise these rights, it will reduce the cash proceeds we may realize from the relevant financing. Additionally, under agreements originally signed in July 2012, as subsequently amended, Total previously had the right to cancel up to $30.0 million of certain outstanding convertible promissory notes. Total has since, in financings that closed in December 2012, October 2013, December 2013, January 2014 and May 2014 used and extinguished that right (with approximately $9.7 million of such rights extinguished by agreement of Amyris and Total in connection with the 144A Offering in May 2014 when we used approximately $9.7 million of the proceeds from the 144A Offering to repay certain senior secured convertible notes held by Total, which equaled the amount of Total’s participation in the 144A Offering).

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

Our agreements with Total relating to our fuels collaboration created a convertible debt financing structure for funding the research and development program. The collaboration agreements contemplated approximately $105.0 million in financing for the collaboration, which, as of January 2015 Total has fully funded. The collaboration agreements were subject to a series of "Go/No-Go" decision points during the program, under which licenses to our technology could have terminated, and the notes would have remained outstanding and become payable at maturity unless otherwise converted in accordance with their terms. Following the final installment of funding in January 2015, only one "Go/No-Go" decision point remains under the collaboration agreements (such final decision point is expected to occur 30 days following the earlier of December 31, 2016 or the completion of certain milestones under the collaboration agreements). If Total makes a final decision to proceed with the operational fuels joint venture, Total is required to buy from Amyris 50% of the preferred shares (all of which are currently held by Amyris) of a related joint venture in exchange for full settlement of principal and interest outstanding under the notes. If Total makes a final decision to proceed with the joint venture only for jet fuel, Total is required to buy from Amyris 50% of the preferred shares of the joint venture in exchange for the settlement of 30% of the principal and interest outstanding under the notes. The remaining notes would continue to be outstanding and payable upon maturity unless otherwise converted in accordance with the terms of the notes. If Total makes a final decision not to proceed with any of the operational fuels joint venture, all the outstanding notes would remain outstanding and become payable upon maturity (unless otherwise converted in accordance with their terms).

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

For most product markets we are trying to address, we either have or are seeking collaboration partners to fund the research and development, commercialization and production efforts required for the target products. Typically we provide limited exclusive rights and revenue sharing with respect to the production and sale of particular types of products in specific markets in exchange for such up-front funding.These exclusivity, revenue-sharing and other similar terms limit our ability to commercialize our products and technology, and may impact the size of our business or our profitability in ways that we do not currently envision. In addition, revenues from these types of relationships are a key part of our cash plan for 2015 and beyond. If we fail to collect expected collaboration revenues, or to identify and add sufficient additional collaborations to fund our planned operations, we may be unable to fund our operations or pursue development and commercialization of our planned products. To achieve our collaboration revenue targets from year to year, we may be forced to enter into agreements that contain less favorable terms. As part of our current and future collaboration arrangements, we may be required to make significant capital investments at our existing or new facilities in order to produce molecules or other products for such collaborations. Any failure or difficulties in establishing, building up or retooling our operations for these collaboration arrangements could have a significant negative impact on our business, including our ability to achieve commercial viability for our products, lead to the inability to meet our contractual obligations and could cause us to allocate capital, personnel and other resources from our organization which could adversely affect our business and reputation.

With respect to pharmaceutical collaborations, our experience in this industry is limited, so we may have difficulty identifying and securing collaboration partners and customers for pharmaceutical applications of our products and services.  Furthermore, our success in pharmaceuticals depends primarily upon our ability to identify and validate new small molecule compounds of pharmaceutical interest (including through the use of our discovery platform), and identify, test, develop and commercialize such compounds. Our research efforts may initially show promise in discovering potential new therapeutic candidates, yet fail to yield viable product candidates for clinical development for a number of reasons, including:

•	because our research methodology, including our screening technology, may not successfully identify medically relevant product candidates;

•
we may identify and select from our discovery platform novel, untested classes of product candidates for the particular disease indication we are pursuing, which may be challenging to validate because of the novelty of the product candidates or we may fail to validate at all after further research work;

•	our product candidates may cause adverse effects in patients or subjects, even after successful initial toxicology studies, which may make the product candidates unmarketable;

•	our product candidates may not demonstrate a meaningful benefit to patients or subjects; and

•	collaboration partners may change their development profiles or plans for potential product candidates or abandon a therapeutic area or the development of a partnered product.

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

In Brazil, Conselho dos Produtores de Cana, Açúcar e Álcool (Council of Sugarcane, Sugar and Ethanol Producers or “Consecana”), an industry association of producers of sugarcane, sugar and ethanol, sets market terms and prices for general supply, lease and partnership agreements for sugarcane. If Consecana makes changes to such terms and prices, this could result in higher sugarcane prices and/or a significant decrease in the volume of sugarcane available for the production of our products. Furthermore, if Consecana were to cease to be involved in this process, such prices and terms could become more volatile. Similar principles apply to pricing of other feedstocks as well. Any of these events could adversely affect our business and results of operations.

Our large-scale commercial production capacity is centered in Brazil, and our business will be adversely affected if we do not operate effectively in that country.

For the foreseeable future, we will be subject to risks associated with the concentration of essential product sourcing and operations in Brazil. The Brazilian government has changed in the past, and may change in the future, monetary, taxation, credit, tariff, labor and other policies to influence the course of Brazil's economy. For example, the government's actions to control inflation have at times involved setting wage and price controls, adjusting interest rates, imposing taxes and exchange controls and limiting imports into Brazil. We have no control over, and cannot predict what policies or actions the Brazilian government may take in the future. Our business, financial performance and prospects may be adversely affected by, among others, the following factors:

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

The use of genetically modified microorganisms (or “GMMs”), such as our yeast strains, is subject to laws and regulations in many countries, some of which are new and some of which are still evolving. Public attitudes about the safety and environmental hazards of, and ethical concerns over, genetic research and GMMs could influence public acceptance of our technology and products. In the United States, the Environmental Protection Agency (or “EPA”), regulates the commercial use of GMMs as well as potential products produced from the GMMs. Various states or local governments within the United States could choose to regulate products made with GMMs as well. While the strain of genetically modified yeast that we currently use for the development and anticipate using for the commercial production of our target molecules, S. cerevisiae, is eligible for exemption from EPA review because it is recognized as posing a low risk, we must satisfy certain criteria to achieve this exemption, including but not limited to use of compliant containment structures and safety procedures, and we cannot be sure that we will meet such criteria in a timely manner, or at all. If exemption of S. cerevisiae is not obtained, our business may be substantially harmed. In addition to S. cerevisiae, we may seek to use different GMMs in the future that will require EPA approval. If approval of different GMMs is not secured, our ability to grow our business could be adversely affected.

In Brazil, GMMs are regulated by the National Biosafety Technical Commission (or “CTNBio”). We have obtained approval from CTNBio to use GMMs in a contained environment in our Campinas facilities for research and development purposes as well as at a contract manufacturing facility in Brazil. In addition, we have obtained initial commercial approval from CTNBio for one of our current yeast strains. As we continue to develop new yeast strains and deploy our technology at new production facilities in Brazil, we will be required to obtain further approvals from CTNBio in order to use these strains in commercial production in Brazil. We may not be able to obtain approvals from relevant Brazilian authorities on a timely basis, or at all, and if we do not, our ability to produce our products in Brazil would be impaired, which would adversely affect our results of operations and financial condition.

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

Our renewable chemical products may be subject to government regulation in our target markets. In the United States, the EPA administers the Toxic Substances Control Act (or “TSCA”), which regulates the commercial registration, distribution, and use of many chemicals. Before an entity can manufacture or distribute a new chemical subject to TSCA, it must file a Pre-Manufacture Notice (or “PMN”) to add the chemical to a product. The EPA has 90 days to review the filing but may request additional data which significantly extends the timeline for approval. As a result we may not receive EPA approval to list future molecules as expeditiously as we would like in order to make on the TSCA registry, resulting in delays or significant increases in testing requirements. A similar program exists in the European Union, called REACH. Under this program, chemicals imported or manufactured in the European Union in certain quantities must be registered with the European Chemicals Agency, and this process could cause delays or significant costs. To the extent that other geographies in which we are selling (or may seek to sell) our products, such as Brazil and various countries in Asia, may rely on TSCA or REACH (or similar laws and programs) for chemical registration in their geographies, delays with the United States or European authorities, or any relevant local authorities in such other geographies, may subsequently delay entry into these markets as well. In addition, some of our Biofene-derived products are sold for the cosmetics market, and some countries may impose additional regulatory requirements or permits for such uses, which could impair, delay or prevent sales of our products in those markets.

Our diesel and jet fuel is subject to regulation by various government agencies, including the EPA, and the California Air Resources Board (or “CARB”) in the United States and Agência Nacional do Petróleo, Gas Natural e Biocombustíveis (or “ANP”), in Brazil. To date, we have obtained registration with the EPA for the use of our diesel fuel in the United States at a 35% blend rate with petroleum diesel. Farnesane is also listed on the TSCA inventory. In addition, ANP has authorized the use our diesel fuel at blend rates of 10% and 30% for specific transportation fleets. In Europe, we obtained REACH registration for importing/manufacturing less than 1,000 metric tons of farnesane (for use as diesel and jet fuel) per year and are pursuing data validation to maintain registration. Registration with each of these bodies is required for the import, sale and use of our fuels within their respective jurisdictions. Jet fuel (aviation turbine fuel) validation and specifications are subject to the ASTM International industry consensus process and the Brazilian ANP national adoption process. While our jet fuel has been validated and supported by an applicable ASTM aviation turbine fuel standard, the ANP approval remains pending. Any failure to achieve required validation and certifications for our jet fuel could impair or delay our plans to introduce a jet fuel product in Brazil, which could have a material adverse impact on our renewable product revenues for the year. In addition, for us to achieve full access to the United States fuels market for our fuel products, we will need to obtain EPA and CARB (and potentially other state agencies) certifications for our feedstock pathway and production facilities, including certification of a feedstock lifecycle analysis relating to greenhouse gas emissions. Any delay in obtaining these additional certifications could impair our ability to sell our renewable fuels to refiners, importers, blenders and other parties that produce transportation fuels as they comply with federal and state requirements to include certified renewable fuels in their products.

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

The sales volume of our products in any given period can be difficult to predict. A portion of our product sales is dependent upon the interest and ability of third party distributors to create demand for, and generate sales of, such products to end-users. If such distributors are unsuccessful in creating pull-through demand for our products with their customers, such distributors may not purchase as much of our products from us (if at all). In addition, many of our new and novel products are intended to be a component of other companies’ products; therefore, sales of our products may be contingent on our collaborators’ and/or customers’ timely and successful development and commercialization of end-use products that incorporate our products. Furthermore, we are beginning to market and sell some of our products directly to end-consumers, initially in the cosmetics and industrial cleaning markets.  Because we have no prior experience in marketing and selling directly to consumers, it is difficult to predict how successful our efforts will be and we may not achieve the product sales we expect to achieve in the timeline we anticipate (if at all).

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

As part of our operating plan for 2015, we are planning to keep our expenditures to be relatively consistent with prior years.

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

We have experienced, and expect to continue to experience, expansion of our business as we continue to make efforts to develop and bring our products to market. We have grown from 18 employees at the end of 2005 to 416 at March 31, 2015. Our growth and diversified operations have placed, and may continue to place, significant demands on our management and our operational and financial infrastructure. In particular, continued growth could strain our ability to:

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

Our commercial success will depend substantially on our ability to obtain patents and maintain adequate legal protection for our technologies and product candidates in the United States and other countries. As of March 31, 2015, we had 342 issued United States and foreign patents and 317 pending United States and foreign patent applications that were owned by or licensed to us. We will be able to protect our proprietary rights from unauthorized use by third parties only to the extent that our proprietary technologies and future products are covered by valid and enforceable patents or are effectively maintained as trade secrets.

We apply for patents covering both our technologies and product candidates, as we deem appropriate. However, we may fail to apply for patents on important technologies or product candidates in a timely fashion, or at all. Our existing and future patents may not be sufficiently broad to prevent others from practicing our technologies or from developing competing products or technologies. In addition, the patent positions of companies like ours are highly uncertain and involve complex legal and factual questions for which important legal principles remain unresolved. No consistent policy regarding the breadth of patent claims has emerged to date in the United States and the landscape is expected to become even more uncertain in view of recent rule changes by the United States Patent Office (or “USPTO”). Additional uncertainty may result from legal precedent by the United States Federal Circuit and Supreme Court as they determine legal issues concerning the scope and construction of patent claims and inconsistent interpretation of patent laws by the lower courts. The patent situation outside of the United States is even less predictable. As a result, the validity and enforceability of patents cannot be predicted with certainty. Moreover, we cannot be certain whether:

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

We apply the applicable accounting principles set forth in the United States Financial Accounting Standards Board's Accounting Standards Codification to our intangible assets (including goodwill), which prohibits the amortization of intangible assets with indefinite useful lives and requires that these assets be reviewed for impairment at least annually. There are several methods that can be used to determine the estimated fair value of the in-process research and development acquired in a business combination. We have used the “income method,” which applies a probability weighting that considers the risk of development and commercialization, to the estimated future net cash flows that are derived from projected sales revenues and estimated costs. These projections are based on factors such as relevant market size, pricing of similar products, and expected industry trends. The estimated future net cash flows are then discounted to the present value using an appropriate discount rate. These assets are treated as indefinite-lived intangible assets until completion or abandonment of the projects, at which time the assets will be amortized over the remaining useful life or written off, as appropriate. If the carrying amount of the assets is greater than the measures of fair value, impairment is considered to have occurred and a write-down of the asset is recorded. Any finding that the value of our intangible assets has been impaired would require us to write-down the impaired portion, which could reduce the value of our assets and reduce our net income for the year in which the related impairment charges occur. As of March 31, 2015, we had a net carrying value of approximately $6.1 million in in-process research and development and goodwill associated with our acquisition of Draths Corporation.

Our ability to use our net operating loss carryforwards to offset future taxable income may be subject to certain limitations.

In general, under Section 382 of the Internal Revenue Code (or the “Code”), a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change net operating loss carryforwards (or “NOLs”), to offset future taxable income. If the Internal Revenue Service challenges our analysis that our existing NOLs are not subject to limitations arising from previous ownership changes, or if we undergo an ownership change, our ability to utilize NOLs could be limited by Section 382 of the Code. Future changes in our stock ownership, some of which are outside of our control, could result in an ownership change under Section 382 of the Code. Furthermore, our ability to utilize NOLs of companies that we may acquire in the future may be subject to limitations. For these reasons, we may not be able to utilize a material portion of the NOLs carryforward as of September 30, 2014, even if we attain profitability.

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

Risks Related to Ownership of Our Common Stock

Our stock price may be volatile.

The market price of our common stock has been, and we expect it to continue to be, subject to significant volatility, and it has declined significantly from our initial public offering price. As of March 31, 2015, the reported closing price for our common stock on the NASDAQ Global Select Market was $2.40 per share. Market prices for securities of early stage companies have historically been particularly volatile. Such fluctuations could be in response to, among other things, the factors described in this “Risk Factors” section or elsewhere in this report, or other factors, some of which are beyond our control, such as:

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

The concentration of our capital stock ownership with insiders will limit the ability to influence corporate matters.

As of April 30, 2015:

•	our executive officers and directors and their affiliates (including Total) together held approximately 40.2% of our outstanding common stock;

•	Temasek (who has a designee on our Board of Directors) held approximately 13.0% of our outstanding common stock;

•	Total held approximately 17.0% of our outstanding common stock; and

•	Biolding Investment SA held approximately 9.4% of our outstanding common stock.

Furthermore, Total and Temasek each hold additional convertible securities of Amyris, some of which are convertible into 9,179,295 and 29,427,558 shares of our common stock, respectively, within 60 days of April 30, 2015. This significant concentration of share ownership may adversely affect the trading price for our common stock because investors often perceive disadvantages in owning stock in companies with controlling stockholders. Also, these stockholders, acting together, will be able to control our management and affairs and matters requiring stockholder approval, including the election of directors and the approval of significant corporate transactions, such as mergers, consolidations or the sale of substantially all of our assets. Consequently, this concentration of ownership may have the effect of delaying or preventing a change of control, including a merger, consolidation or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control, even if that change of control would benefit our other stockholders.

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

Exhibit		Previously Filed				Filed
No.	Description	Form	File No.	Filing Date	Exhibit	Herewith
3.01	Restated Certificate of Incorporation	10-Q	001-34885	November 10, 2010	3.01
3.02	Certificate of Amendment to Restated Certificate of Incorporation dated May 12, 2014	10-Q	001-34885	August 8, 2014	3.02
3.03	Restated Bylaws	10-Q	001-34885	November 10, 2010	3.02
4.01a	1.5% Senior Secured Convertible Note due 2017 dated January 27, 2014 issued by registrant to Total Energies Nouvelles Activités USA					X
4.02	Registration Rights Agreement, dated as of February 24, 2015, by and between Amyris, Inc. and Nomis Bay Ltd.	8-K	001-34885	February 26, 2015	4.01
10.01a	Modification No. 15, dated as of February 6, 2015, to Technology Investment Agreement between registrant and The Defense Advanced Research Project Agency (DARPA)					X
10.02	Common Stock Purchase Agreement, dated as of February 24, 2015, by and between registrant and Nomis Bay Ltd.	8-K	001-34885	February 26, 2015	10.01
10.03	Engagement Letter, dated as of February 24, 2015, by and between registrant and Financial West Group	8-K	001-34885	February 26, 2015	10.02
10.04	Securities Purchase Agreement, dated as of March 30, 2015, by and between registrant and Naxyris, S.A.					X
10.05	Second Amendment to Loan and Security Agreement, dated as of March 31, 2015, by and among registrant, Hercules Technology Growth Capital Inc., and the other parties joined thereto					X
10.06ab	Third Amendment, dated as of January 27, 2015, to the Agreement for the Supply of Sugar Cane Juice and Other Utilities, by and between Amyris Brasil Ltda. and Tonon Bioenergia S.A.					X
10.07ab	Fourth Amendment, dated as of March 3, 2015, to the Private Instrument of Non-Residential Real Estate Lease Agreement, by and among Amyris Brasil Ltda., Lucius Tomasiello and Mauricio Tomasiello					X
31.01	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(c) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.02	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(c) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.01c	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.02c	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101d
The following materials from Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Operations; (ii) the Consolidated Balance Sheets; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Convertible Preferred Stock, Redeemable Noncontrolling Interest and Equity (Deficit); (v) the Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements
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

c
This certification shall not be deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that Section, nor shall it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

d
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

Dated: May 7, 2015	AMYRIS, INC.

/s/ JOHN G. MELO
John G. Melo
Director, President and Chief Executive Officer
(Principal Executive Officer)

Dated: May 7, 2015

/s/ RAFFI ASADORIAN
Raffi Asadorian
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX
Exhibit		Previously Filed				Filed
No.	Description	Form	File No.	Filing Date	Exhibit	Herewith
3.01	Restated Certificate of Incorporation	10-Q	001-34885	November 10, 2010	3.01
3.02	Certificate of Amendment to Restated Certificate of Incorporation dated May 12, 2014	10-Q	001-34885	August 8, 2014	3.02
3.03	Restated Bylaws	10-Q	001-34885	November 10, 2010	3.02
4.01a	1.5% Senior Secured Convertible Note due 2017 dated January 27, 2014 issued by registrant to Total Energies Nouvelles Activités USA					X
4.02	Registration Rights Agreement, dated as of February 24, 2015, by and between Amyris, Inc. and Nomis Bay Ltd.	8-K	001-34885	February 26, 2015	4.01
10.01a	Modification No. 15, dated as of February 6, 2015, to Technology Investment Agreement between registrant and The Defense Advanced Research Project Agency (DARPA)					X
10.02	Common Stock Purchase Agreement, dated as of February 24, 2015, by and between registrant and Nomis Bay Ltd.	8-K	001-34885	February 26, 2015	10.01
10.03	Engagement Letter, dated as of February 24, 2015, by and between registrant and Financial West Group	8-K	001-34885	February 26, 2015	10.02
10.04	Securities Purchase Agreement, dated as of March 30, 2015, by and between registrant and Naxyris, S.A.					X
10.05	Second Amendment to Loan and Security Agreement, dated as of March 31, 2015, by and among registrant, Hercules Technology Growth Capital Inc., and the other parties joined thereto					X
10.06ab	Third Amendment, dated as of January 27, 2015, to the Agreement for the Supply of Sugar Cane Juice and Other Utilities, by and between Amyris Brasil Ltda. and Tonon Bioenergia S.A.					X
10.07ab	Fourth Amendment, dated as of March 3, 2015, to the Private Instrument of Non-Residential Real Estate Lease Agreement, by and among Amyris Brasil Ltda., Lucius Tomasiello and Mauricio Tomasiello					X
31.01	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(c) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.02	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(c) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.01c	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.02c	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101d
The following materials from Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Operations; (ii) the Consolidated Balance Sheets; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Convertible Preferred Stock, Redeemable Noncontrolling Interest and Equity (Deficit); (v) the Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements
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

c
This certification shall not be deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that Section, nor shall it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

d
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