Form 10-Q
period 2015-06-30
AMYRIS, INC.
filed 2015-08-10
CIK 1365916

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2015
Common Stock, $0.0001 par value per share	157,512,200

AMYRIS, INC.

QUARTERLY REPORT ON FORM 10-Q

For the Quarterly Period Ended June 30, 2015

PART I

ITEM 1. FINANCIAL STATEMENTS

Amyris, Inc.

Condensed Consolidated Balance Sheets

(In Thousands, Except Share and Per Share Amounts)

(Unaudited)

	June 30, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$10,878	$42,047
Restricted cash	594	—
Short-term investments	1,238	1,375
Accounts receivable, net of allowance of $479 and $479, respectively	3,075	8,687
Related party accounts receivable	342	455
Inventories, net	11,124	14,506
Prepaid expenses and other current assets	8,895	6,534
Total current assets	36,146	73,604
Property, plant and equipment, net	103,983	118,980
Restricted cash	957	1,619
Equity and loans in affiliates	2,188	2,260
Other assets	11,726	13,635
Goodwill and intangible assets	6,085	6,085
Total assets	$161,085	$216,183
Liabilities and Deficit
Current liabilities:
Accounts payable	$6,587	$3,489
Deferred revenue	11,610	5,303
Accrued and other current liabilities	14,788	13,565
Capital lease obligation, current portion	432	541
Debt, current portion	21,394	17,100
Total current liabilities	54,811	39,998
Capital lease obligation, net of current portion	254	275
Long-term debt, net of current portion	90,194	100,122
Related party debt	172,393	115,239
Deferred rent, net of current portion	10,008	10,250
Deferred revenue, net of current portion	4,839	6,539
Derivative liabilities	47,813	59,736
Other liabilities	8,540	9,087
Total liabilities	388,852	341,246
Commitments and contingencies (Note 6)
Stockholders’ deficit:
Preferred stock - $0.0001 par value, 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock - $0.0001 par value, 300,000,000 shares authorized as of June 30, 2015 and December 31, 2014; 80,180,807 and 79,221,883 shares issued and outstanding as of June 30, 2015 and December 31, 2014, respectively	8	8
Additional paid-in capital	729,492	724,669
Accumulated other comprehensive loss	(38,328)	(29,977)
Accumulated deficit	(918,522)	(819,152)
Total Amyris, Inc. stockholders’ deficit	(227,350)	(124,452)
Noncontrolling interest	(417)	(611)
Total stockholders' deficit	(227,767)	(125,063)
Total liabilities and stockholders' deficit	$161,085	$216,183

See the accompanying notes to the unaudited condensed consolidated financial statements.

Amyris, Inc.

Condensed Consolidated Statements of Operations

(In Thousands, Except Share and Per Share Amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenues
Renewable product sales	$3,340	$4,379	$5,435	$7,221
Related party renewable product sales	—	31	—	34
Total product sales	3,340	4,410	5,435	7,255
Grants and collaborations revenue	4,503	4,897	10,280	8,093
Total grants and collaborations revenue	4,503	4,897	10,280	8,093
Total revenues	7,843	9,307	15,715	15,348
Cost and operating expenses
Cost of products sold	10,959	7,511	17,602	13,747
Loss on purchase commitments and write-off of property, plant and equipment	—	52	—	159
Research and development	11,168	12,175	23,178	25,161
Sales, general and administrative	14,375	13,971	28,756	27,370
Total cost and operating expenses	36,502	33,709	69,536	66,437
Loss from operations	(28,659)	(24,402)	(53,821)	(51,089)
Other income (expense):
Interest income	58	148	144	204
Interest expense	(45,986)	(6,802)	(54,468)	(11,552)
Gain (loss) from change in fair value of derivative instruments	28,834	(3,252)	11,422	54,148
Loss from extinguishment of debt	—	(1,082)	—	(10,512)
Other income (expense), net	(667)	215	(1,036)	93
Total other income (expense)	(17,761)	(10,773)	(43,938)	32,381
Loss before income taxes and loss from investments in affiliates	(46,420)	(35,175)	(97,759)	(18,708)
Provision for income taxes	(121)	(125)	(236)	(236)
Net loss before loss from investments in affiliates	(46,541)	(35,300)	(97,995)	(18,944)
Loss from investments in affiliates	(621)	(210)	(1,429)	(210)
Net loss	(47,162)	(35,510)	(99,424)	(19,154)
Net loss attributable to noncontrolling interest	32	31	54	60
Net loss attributable to Amyris, Inc. common stockholders	$(47,130)	$(35,479)	$(99,370)	$(19,094)
Net loss per share attributable to common stockholders:
Basic	$(0.59)	$(0.45)	$(1.25)	$(0.25)
Diluted	$(0.62)	$(0.45)	$(1.25)	$(0.66)
Weighted-average shares of common stock outstanding used in computing net loss per share of common stock:
Basic	80,041,152	78,604,692	79,633,864	77,722,437
Diluted	87,421,439	78,604,692	79,633,864	110,632,078

See the accompanying notes to the unaudited condensed consolidated financial statements.

Amyris, Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(In Thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Comprehensive income (loss):
Net loss	$(47,162)	$(35,510)	$(99,424)	$(19,154)
Foreign currency translation adjustment, net of tax	3,142	1,578	(8,103)	4,411
Total comprehensive loss	(44,020)	(33,932)	(107,527)	(14,743)
Loss attributable to noncontrolling interest	32	31	54	60
Foreign currency translation adjustment attributable to noncontrolling interest	19	19	(248)	42
Comprehensive loss attributable to Amyris, Inc.	$(43,969)	$(33,882)	$(107,721)	$(14,641)

See the accompanying notes to the unaudited condensed consolidated financial statements.

Amyris, Inc.

Condensed Consolidated Statements of Stockholders’ Deficit

(In Thousands, Except Share Amounts)

(Unaudited)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Deficit
December 31, 2014	79,221,883	$8	$724,669	$(819,152)	$(29,977)	$(611)	$(125,063)
Issuance of common stock upon exercise of stock options, net of restricted stock	750	—	—	—	—	—	—
Shares issued from restricted stock settlement	702,307	—	(313)	—	—	—	(313)
Shares issued upon ESPP purchase	255,867	—	428	—	—	—	428
Stock-based compensation	—	—	4,708	—	—	—	4,708
Foreign currency translation adjustment	—	—	—	—	(8,351)	248	(8,103)
Net loss	—	—	—	(99,370)	—	(54)	(99,424)
June 30, 2015	80,180,807	$8	$729,492	$(918,522)	$(38,328)	$(417)	$(227,767)

See the accompanying notes to the unaudited condensed consolidated financial statements.

Amyris, Inc.

Condensed Consolidated Statements of Cash Flows

(In Thousands)

(Unaudited)

	Six Months Ended June 30,
	2015	2014
Operating activities
Net loss	$(99,424)	$(19,154)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	6,840	7,539
Loss on disposal of property, plant and equipment	101	57
Stock-based compensation	4,708	7,197
Amortization of debt discount	43,144	3,763
Loss from extinguishment of debt	—	10,512
Loss on purchase commitments and write-off of property, plant and equipment	—	159
Change in fair value of derivative instruments	(11,422)	(54,148)
Loss from investments in affiliates	1,429	210
Other non-cash expenses	—	(113)
Changes in assets and liabilities:
Accounts receivable	6,023	3,423
Related party accounts receivable	174	147
Inventories, net	3,352	(3,570)
Prepaid expenses and other assets	(2,298)	(533)
Accounts payable	2,966	1,879
Accrued and other liabilities	6,715	(608)
Deferred revenue	5,143	7,380
Deferred rent	(242)	33
Net cash used in operating activities	(32,791)	(35,827)
Investing activities
Purchase of short-term investments	(1,175)	(883)
Maturities of short-term investments	1,195	1,032
Change in restricted cash	(10)	—
Investment in joint venture	—	(2,075)
Loan to affiliate	(1,071)	—
Purchases of property, plant and equipment, net of disposals	(1,812)	(2,064)
Net cash used in investing activities	(2,873)	(3,990)
Financing activities
Proceeds from issuance of common stock, net of repurchases	428	71
Employee’s taxes paid upon vesting of restricted stock units	(313)	—
Proceeds from issuance of common stock in private placements, net of issuance costs	—	4,000
Principal payments on capital leases	(432)	(515)
Proceeds from debt issued	1,607	83,171
Proceeds from debt issued to related party	10,850	39,012
Principal payments on debt	(6,596)	(3,596)
Net cash provided by financing activities	5,544	122,143
Effect of exchange rate changes on cash and cash equivalents	(1,049)	(366)
Net decrease in cash and cash equivalents	(31,169)	81,960
Cash and cash equivalents at beginning of period	42,047	6,868
Cash and cash equivalents at end of period	$10,878	$88,828

Amyris, Inc.

Condensed Consolidated Statements of Cash Flows—(Continued)

(In Thousands)

	Six Months Ended June 30,
	2015	2014
Supplemental disclosures of cash flow information:
Cash paid for interest	$4,957	$1,847
Supplemental disclosures of non-cash investing and financing activities:
Financing of equipment	$303	$—
Financing of insurance premium under notes payable	$(161)	$(318)
Interest capitalized to debt	$6,354	$—
Capitalized interest	$—	$2,812
Purchase of property, plant and equipment via deposit	$(392)	$—
Receivable of proceeds for options exercised	$—	$(355)
Non-cash investment in joint venture	$(401)	$(237)

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

Liquidity

The Company has incurred significant losses since its inception and believes that it will continue to incur losses and negative cash flow from operations through at least 2016. As of June 30, 2015, the Company had an accumulated deficit of $918.5 million and had cash, cash equivalents and short term investments of $12.1 million. The Company has significant outstanding debt and contractual obligations related to capital and operating leases, as well as purchase commitments.

As of June 30, 2015, the Company's debt, net of discount of $37.3 million, totaled $284.0 million, of which $21.4 million matures within the next twelve months. In addition to upcoming debt maturities, the Company's debt service obligations over the next twelve months are significant, including $8.4 million of anticipated cash interest payments. The Company's debt agreements contain various covenants, including certain restrictions on the Company's business that could cause the Company to be at risk of defaults, such as the requirement to maintain unrestricted, unencumbered cash in an amount equal to at least 50% of the principal amount outstanding under its loan facility with Hercules Technology Growth Capital, Inc (Hercules). Please refer to Note 5, “Debt” and Note 6, “Commitments and Contingencies” for further details regarding the Company's debt service obligations and commitments. In addition, refer to Note 18, “Subsequent Events” for further details regarding the Company’s compliance with covenants in its loan facility with Hercules.

The Company’s operating plan for 2015 contemplates significant reduction in the Company’s net cash outflows, resulting from (i) revenue growth from sales of existing and new products with positive gross margins, (ii) reduced production costs compared to prior periods as a result of manufacturing and technical developments in 2014, (iii) increased cash inflows from collaborations compared to 2014 (iv) maintaining operating expenses at levels comparable to 2014, and (v) access to various financing commitments. Refer to Note 18, “Subsequent Events” for further details regarding financing developments subsequent to June 30, 2015.

If the Company is unable to raise additional financing, or if other expected sources of funding are delayed or not received, the Company would take the following actions as early as the third quarter of 2015 to support our liquidity needs through the remainder of 2015 and into 2016:

•	Effect significant headcount reductions, particularly with respect to employees not connected to critical or contracted activities across all functions of the Company, including employees involved in general and administrative, research and development, and production activities.

•	Shift focus to existing products and customers with significantly reduced investment in new product and commercial development efforts.

•	Reduce production activity at the Company’s Brotas manufacturing facility to levels only sufficient to satisfy volumes required for product revenues forecast from existing products and customers.

•	Reduce expenditures for third party contractors, including consultants, professional advisors and other vendors.

•	Reduce or delay uncommitted capital expenditures, including non-essential facility and lab equipment, and information technology projects.

•	Closely monitor the Company’s working capital position with customers and suppliers, as well as suspend operations at pilot plants and demonstration facilities.

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

The Company uses the equity method to account for investments in companies, if its investments provide it with the ability to exercise significant influence over operating and financial policies of the investee. Consolidated net income or loss includes the Company’s proportionate share of the net income or loss of these companies. Judgments made by the Company regarding the level of influence over each equity method investment include considering key factors such as the Company’s ownership interest, representation on the board of directors, participation in policy-making decisions and material intercompany transactions.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (or “FASB”) issued new guidance related to revenue recognition. This new standard will replace all current GAAP guidance on this topic and eliminate all industry-specific guidance. The new revenue recognition update guidance provides a unified model to determine how revenue is recognized. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. On July 9, 2015, the FASB voted to defer the effective date by one year to December 15, 2017 for interim and annual reporting periods beginning after that date and permitted early adoption of the standard, but not before the original effective date of December 15, 2016. Therefore, the new standard will be effective commencing with our quarter ending March 31, 2018.

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

In July 2015, the FASB issued Accounting Standards Update 2015-11, Simplifying the Measurement of Inventory, which requires that inventory within the scope of the guidance be measured at the lower of cost and net realizable value. The new standard is being issued as part of the simplification initiative. Prior to the issuance of the standard, inventory was measured at the lower of cost or market (where market was defined as replacement cost, with a ceiling of net realizable value and floor of net realizable value less a normal profit margin). The new guidance will be effective for fiscal years beginning after December 15, 2016, including interim periods within those years. Prospective application is required and early adoption is permitted. The Company is currently assessing the impact of adopting this new accounting standard on its financial statements.

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

As of June 30, 2015, the Company’s financial assets and financial liabilities are presented below at fair value and were classified within the fair value hierarchy as follows (in thousands):

	Level 1	Level 2	Level 3	Balance as of June 30, 2015
Financial Assets
Money market funds	$215	$—	$—	$215
Certificates of deposit	1,238	—	—	1,238
Loan to affiliate	—	—	2,121	2,121
Total financial assets	$1,453	$—	$2,121	$3,574
Financial Liabilities
Loans payable (1)	$—	$13,318	$—	$13,318
Credit facilities (1)	—	33,265	—	33,265
Convertible notes (1)	—	—	244.8	244.8
Compound embedded derivative liability	—	—	43,428	43,428
Currency interest rate swap derivative liability	—	4,385	—	4,385
Total financial liabilities	$—	$50,968	$288	$339

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

The following table provides a reconciliation of the beginning and ending balances for the convertible notes measured at fair value using significant unobservable inputs (Level 3) (in thousands):

2015
Balance at January 1	$222,031
Additions to convertible notes	17,204
Change in fair value of convertible notes	5,651
Balance at June 30	$244,886

Derivative Instruments

The following table provides a reconciliation of the beginning and ending balances for the compound embedded derivative liability measured at fair value using significant unobservable inputs (Level 3) (in thousands):

2015
Balance at January 1	$56,026
Additions to Level 3	229
Total (income) loss from change in fair value of derivative liability	(12,827)
Balance at June 30	$43,428

The compound embedded derivative liabilities, represent the fair value of the equity conversion options and "make-whole" provisions or down round conversion price adjustments to provisions of outstanding convertible promissory notes issued to Total Energies Nouvelles Activités USA (formerly known as Total Gas & Power USA, SAS, or “Total” and such convertible promissory notes, the “Total Notes”), as well as Tranche I Notes (as defined below), Tranche II Notes (as defined below) and notes issued under the Rule 144A convertible notes offering (or the “Rule 144A Notes”) (see Note 5, "Debt"). There is no current observable market for these types of derivatives and, as such, the Company determined the fair value of the embedded derivatives using a Monte Carlo simulation valuation model for the Total Notes and the binomial lattice model for the Tranche I Notes, Tranche II Notes and the Rule 144A Notes (or together the “Convertible Notes”). A Monte Carlo simulation valuation model combines expected cash outflows with market-based assumptions regarding risk-adjusted yields, stock price volatility, probability of a change of control and the trading information of the Company's common stock into which the notes are or may be convertible. A binomial lattice model generates two probable outcomes - one up and another down - arising at each point in time, starting from the date of valuation until the maturity date. A lattice model was used to determine if the convertible notes would be converted, called or held at each decision point. Within the lattice model, the following assumptions are made: (i) the Convertible Notes will be converted early if the conversion value is greater than the holding value and (ii) the Convertible Notes will be called if the holding value is greater than both (a) redemption price and (b) the conversion value at the time. If the Convertible Notes are called, then the holder will maximize their value by finding the optimal decision between (1) redeeming at the redemption price and (2) converting the Convertible Notes. Using this lattice method, the Company valued the embedded derivatives using the "with-and-without method", where the fair value of the Convertible Notes including the embedded derivative is defined as the "with", and the fair value of the Convertible Notes excluding the embedded derivatives is defined as the "without". This method estimates the fair value of the embedded derivatives by looking at the difference in the values between the Convertible Notes with the embedded derivatives and the fair value of the Convertible Notes without the embedded derivatives. The lattice model uses the stock price, conversion price, maturity date, risk-free interest rate, estimated stock volatility and estimated credit spread. The Company marks the compound embedded derivatives to market due to the conversion price not being indexed to the Company's own stock. Except for the "make-whole interest" provision included in the conversion option, which is only required to be settled in cash upon a change of control at the noteholder's option, the compound embedded derivative will be settled in either cash or shares. As of June 30, 2015, the Company has sufficient common stock available to settle the conversion option in shares. On June 30, 2015, the Company announced that it had agreed on key business terms with Total and Temasek, under which these stockholders would exchange an aggregate of $138 million of Convertible Notes for common stock of the Company at a price of $2.30 per share (representing a change from the originally agreed conversion price for the relevant Convertible Notes, see Note 5 "Debt" for further details), with an additional $37 million of outstanding Convertible Notes being restructured to eliminate the Company's repayment obligation at maturity and provide for mandatory conversion to the Company's common stock. The terms of the restructuring include provisions related to the Convertible Note conversions for Total and Temasek, including to maintaining pro rata holdings. The conversion of the Total and Temasek notes occurred on July 29, 2015. Further details of the terms of conversion are included in Note 18 "Subsequent Events". The estimated valuation of the compound embedded derivative liabilities at June 30, 2015 reflects the Company's assessment of the likelihood of conversion by Total and Temasek on the proposed terms. As of June 30, 2015 and December 31, 2014, included in "Derivative Liabilities" on the consolidated balance sheet are the Company's compound embedded derivative liabilities of $43.4 million and $56.0 million, respectively, which represents the fair value of the equity conversion options and a "make-whole" provision relating to the outstanding Total Notes, Tranche I Notes and Tranche II Notes.

The market-based assumptions and estimates used in valuing the compound embedded derivative liabilities include amounts in the following ranges/amounts:

	June 30, 2015			June 30, 2014
Risk-free interest rate	0.30%	-	1.30%	0.75%	-	1.58%
Risk-adjusted yields	21.80%	-	31.90%	13.48%	-	23.60%
Stock-price volatility		45%			45%
Probability of change in control		5%			5%
Stock price		$1.95			$3.73
Credit spread	20.61%	-	30.60%	12.03%	-	22.82%
Estimated conversion dates	2015	-	2019	2017	-	2019

Changes in valuation assumptions can have a significant impact on the valuation of the embedded derivative liabilities. For example, all other things being equal, a decrease/increase in the Company’s stock price, probability of change of control, credit spread, term to maturity/conversion or stock price volatility decreases/increases the valuation of the liabilities, whereas a decrease/increase in risk adjusted yields or risk-free interest rates increases/decreases the valuation of the liabilities.

In June 2012, the Company entered into a loan agreement with Banco Pine S.A. (or Banco Pine) under which Banco Pine provided the Company with a loan (or the Banco Pine Bridge Loan) (see Note 5, "Debt"). At the time of the Banco Pine Bridge Loan, the Company also entered into a currency interest rate swap arrangement with Banco Pine with respect to the repayment of R$22.0 million (approximately US$7.1 million based on the exchange rate as of June 30, 2015) of the Banco Pine Bridge Loan. The swap arrangement exchanges the principal and interest payments under the Banco Pine Bridge Loan for alternative principal and interest payments that are subject to adjustment based on fluctuations in the foreign exchange rate between the U.S. dollar and Brazilian real. The swap has a fixed interest rate of 3.94%. Changes in the fair value of the swap are recognized in “Gain (loss) from change in fair value of derivative instruments" in the condensed consolidated statements of operations.

Derivative instruments measured at fair value as of June 30, 2015 and December 31, 2014, and their classification on the condensed consolidated balance sheets and condensed consolidated statements of operations, are presented in the following tables (in thousands except contract amounts):

	Liability as of
	June 30, 2015		December 31, 2014
Type of Derivative Contract	Quantity of Short Contracts	Fair Value	Quantity of Short Contracts	Fair Value
Currency interest rate swap, included as net liability in derivative liability	1	$4,385	1	$3,710

		Three Months Ended June 30,		Six Months Ended June 30,
Type of Derivative Contract	Income Statement Classification	2015	2014	2015	2014
		Gain (Loss) Recognized		Gain (Loss) Recognized
Currency interest rate swap	Gain (loss) from change in fair value of derivative instruments	$310	$722	$(1,405)	$1,056

4. Balance Sheet Components

Inventories, net

Inventories are stated at the lower of cost or market and consist of the following (in thousands):

	June 30, 2015	December 31, 2014
Raw materials	$2,263	$2,665
Work-in-process	5,978	5,269
Finished goods	2,883	6,572
Inventories, net	$11,124	$14,506

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets are comprised of the following (in thousands):

	June 30, 2015	December 31, 2014
Maintenance	$166	$399
Prepaid insurance	481	701
Manufacturing catalysts	3,312	1,166
Recoverable VAT and other taxes	2,612	2,411
Debt issuance costs	1,419	—
Other	905	1,857
Prepaid expenses and other current assets	$8,895	$6,534

Property, Plant and Equipment, net

Property, plant and equipment, net is comprised of the following (in thousands):

	June 30, 2015	December 31, 2014
Leasehold improvements	$38,867	$39,132
Machinery and equipment	83,024	90,657
Computers and software	8,847	8,946
Furniture and office equipment	2,383	2,445
Buildings	5,411	6,321
Vehicles	289	353
Construction in progress	36,815	38,815
	175,636	186,669
Less: accumulated depreciation and amortization	(71,653)	(67,689)
Property, plant and equipment, net	$103,983	$118,980

The Company's first, purpose-built, large-scale Biofene production plant in southeastern Brazil commenced operations in December 2012. This plant is located at Brotas in the state of São Paulo, Brazil and is adjacent to an existing sugar and ethanol mill, Tonon Bioenergia S.A. (or “Tonon”) (formerly Paraíso Bioenergia). The Company's construction in progress consists primarily of the upfront plant design and the initial construction of a second large-scale production plant in Brazil, located at the São Martinho sugar and ethanol mill (also in the state of São Paulo, Brazil). Refer to Note 7 “Joint Ventures and Noncontrolling interest” for details of the status of the construction in progress.

Property, plant and equipment, net includes $1.0 million and $4.1 million of machinery and equipment under capital leases as of June 30, 2015 and December 31, 2014, respectively. Accumulated amortization of assets under capital leases totaled $0.1 million and $2.3 million as of June 30, 2015 and December 31, 2014, respectively.

Depreciation and amortization expense, including amortization of assets under capital leases was $3.4 million and $3.7 million for the three months ended June 30, 2015 and 2014, respectively, and was $6.8 million and $7.5 million for the six months ended June 30, 2015 and 2014, respectively.

Other Assets (non-current)

Other assets are comprised of the following (in thousands):

	June 30, 2015	December 31, 2014
Deposits on property and equipment, including taxes	$1,059	$1,738
Recoverable taxes from Brazilian government entities	8,411	9,747
Debt issuance costs	914	851
Other	1,342	1,299
Total other assets	$11,726	$13,635

Accrued and Other Current Liabilities

Accrued and other current liabilities are comprised of the following (in thousands):

	June 30, 2015	December 31, 2014
Professional services	$4,446	$2,015
Accrued vacation	2,238	2,213
Payroll and related expenses	3,403	5,393
Tax-related liabilities	729	277
Deferred rent, current portion	1,111	1,111
Accrued interest	1,213	1,308
Contractual obligations to contract manufacturers	137	310
Commitment loan fee	750	—
Other	761	938
Total accrued and other current liabilities	$14,788	$13,565

Derivative Liabilities

Derivative liabilities are comprised of the following (in thousands):

	June 30, 2015	December 31, 2014
Fair market value of swap obligation	$4,385	$3,710
Fair value of compound embedded derivative liabilities(1)	43,428	56,026
Total derivative liabilities	$47,813	$59,736

______________

(1)	The compound embedded derivative liabilities represent the fair value of the bifurcated conversion options included in the outstanding Total Notes, Tranche I Notes, Tranche II Notes and the Rule 144A Convertible Note Offering (see Note 3, "Fair value of financial instruments" and Note 5, "Debt").

5. Debt

Debt is comprised of the following (in thousands):

	June 30, 2015	December 31, 2014
FINEP credit facility	$1,219	$1,614
BNDES credit facility	3,078	4,314
Hercules loan facility	27,318	29,779
Total credit facilities	31,615	35,707
Convertible notes	63,331	60,418
Related party convertible notes	172,393	115,239
Loans payable	16,642	21,097
Total debt	283,981	232,461
Less: current portion	(21,394)	(17,100)
Long-term debt	$262,587	$215,361

FINEP Credit Facility

In November 2010, the Company entered into a credit facility with Financiadora de Estudos e Projetos (or the “FINEP Credit Facility”). The FINEP Credit Facility was extended to partially fund expenses related to the Company’s research and development project on sugarcane-based biodiesel (or the “FINEP Project”) and provided for loans of up to an aggregate principal amount of R$6.4 million (approximately US$2.1 million based on the exchange rate as of June 30, 2015), which is secured by a chattel mortgage on certain equipment of Amyris Brasil as well as by bank letters of guarantee. All available credit under this facility is fully drawn.

Interest on loans drawn under the FINEP Credit Facility is fixed at 5% per annum. In case of default under or non-compliance with the terms of the agreement, the interest on loans will be dependent on the long-term interest rate as published by the Central Bank of Brazil (such rate, the “TJLP”). If the TJLP at the time of default is greater than 6%, then the interest will be 5% plus a TJLP adjustment factor, otherwise the interest will be 11% per annum. In addition, a fine of up to 10% shall apply to the amount of any obligation in default. Interest on late balances will be 1% per month, levied on the overdue amount. Payment of the outstanding loan balance is being made in 81 monthly installments, which commenced in July 2012 and extends through March 2019. Interest on loans drawn and other charges are paid on a monthly basis and commenced in March 2011. As of June 30, 2015 and December 31, 2014, the total outstanding loan balance under the FINEP Credit Facility was R$3.8 million (approximately US$1.2 million based on the exchange rate as of June 30, 2015) and R$4.3 million (approximately US$1.6 million based on exchange rate as of December 31, 2014), respectively.

The FINEP Credit Facility contains the following significant terms and conditions:

•	the Company was required to share with FINEP the costs associated with the FINEP Project. At a minimum, the Company was required to contribute from its own funds approximately R$14.5 million (approximately US$4.7 million based on the exchange rate as of June 30, 2015) of which R$11.1 million was contributed prior to the release of the second disbursement. All four disbursements were completed and the Company has fulfilled all of its cost sharing obligations;
•	after the release of the first disbursement, prior to any subsequent drawdown from the FINEP Credit Facility, the Company was required to provide bank letters of guarantee of up to R$3.3 million in aggregate (approximately US$1.1 million based on the exchange rate as of June 30, 2015). On December 17, 2012 and prior to release of the second disbursement on December 26, 2012, the Company obtained the required bank letter of guarantees from Banco ABC Brasil S.A. (or "ABC"); and
•	amounts disbursed under the FINEP Credit Facility were required to be used towards the FINEP Project within 30 months after the contract execution.

BNDES Credit Facility

In December 2011, the Company entered into a credit facility with the Brazilian Development Bank (or “BNDES” and such credit facility is the “BNDES Credit Facility”) in the amount of R$22.4 million (approximately US$7.2 million based on the exchange rate as of June 30, 2015). This BNDES Credit Facility was extended as project financing for a production site in Brazil. The credit line is divided into an initial tranche of up to approximately R$19.1 million and an additional tranche of approximately R$3.3 million that becomes available upon delivery of additional guarantees. The credit line was available for 12 months from the date of the BNDES Credit Facility, subject to extension by the lender. The credit line was cancelled in 2013.

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

The BNDES Credit Facility is collateralized by a first priority security interest in certain of the Company's equipment and other tangible assets totaling R$24.9 million (approximately $8.0 million based on the exchange rate as of June 30, 2015). The Company is a parent guarantor for the payment of the outstanding balance under the BNDES Credit Facility. Additionally, the Company was required to provide a bank guarantee equal to 10% of the total approved amount (R$22.4 million in total debt) available under the BNDES Credit Facility. For advances of the second tranche (above R$19.1 million), the Company is required to provide additional bank guarantees equal to 90% of each such advance, plus additional Company guarantees equal to at least 130% of such advance. The BNDES Credit Facility contains customary events of default, including payment failures, failure to satisfy other obligations under this credit facility or related documents, defaults in respect of other indebtedness, bankruptcy, insolvency and inability to pay debts when due, material judgments, and changes in control of Amyris Brasil. If any event of default occurs, BNDES may terminate its commitments and declare immediately due all borrowings under the facility. As of June 30, 2015 and December 31, 2014, the Company had R$9.6 million (approximately US$3.1 million based on the exchange rate as of June 30, 2015) and R$11.5 million (approximately US$4.3 million based on the exchange rate as of December 31, 2014), respectively, in outstanding advances under the BNDES Credit Facility.

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

As of June 30, 2015, $27.3 million was outstanding under the Hercules Loan Facility, net of discount of $0.2 million. The Company’s loan facility with Hercules requires the Company to maintain unrestricted, unencumbered cash in an amount equal to at least 50% of the principal amount outstanding under such facility, and to pay $0.8 million if the Company had not canceled or repaid any amounts drawn on the additional credit line issued under the facility or raised at least $20 million of new equity financing by June 30, 2015. The Company received a waiver from Hercules with respect to non-compliance with such covenants. As of the date of issuance of this report, the Company is in compliance with all its debt agreements.

Convertible Notes

Fidelity

In February 2012, the Company completed the sale of senior unsecured convertible promissory notes in an aggregate principal amount of $25.0 million pursuant to a securities purchase agreement, between the Company and certain investment funds affiliated with FMR LLC (or the "Fidelity Securities Purchase Agreement"). The offering consisted of the sale of 3% senior unsecured convertible promissory notes with a March 1, 2017 maturity date and an initial conversion price equal to $7.0682 per share of the Company's common stock, subject to proportional adjustment for adjustments to outstanding common stock and anti-dilution provisions in case of dividends and distributions (or the "Fidelity Notes"). As of June 30, 2015, the Fidelity Notes were convertible into an aggregate of up to 3,536,968 shares of the Company's common stock. Such note holders have a right to require repayment of 101% of the principal amount of the Fidelity Notes in an acquisition of the Company, and the notes provide for payment of unpaid interest on conversion following such an acquisition if the note holders do not require such repayment. The Fidelity Securities Purchase Agreement and Fidelity Notes include covenants regarding payment of interest, maintaining the Company's listing status, limitations on debt, maintenance of corporate existence, and filing of SEC reports. The Fidelity Notes include standard events of default resulting in acceleration of indebtedness, including failure to pay, bankruptcy and insolvency, cross-defaults, material adverse effect clauses and breaches of the covenants in the Fidelity Securities Purchase Agreement and Fidelity Notes, with default interest rates and associated cure periods applicable to the covenant regarding SEC reporting. Furthermore, the Fidelity Notes include restrictions on the amount of debt the Company is permitted to incur. With exceptions for certain existing debt, refinancing of such debt and certain other exclusions and waivers, the Fidelity Notes provide that the Company's total outstanding debt at any time cannot exceed the greater of $200.0 million or 50% of its consolidated total assets and its secured debt cannot exceed the greater of $125.0 million or 30% of its consolidated total assets. In connection with the Company’s closing of a short-term bridge loan for $35.0 million in October 2013, holders of the Fidelity Notes waived compliance with the debt limitations outlined above as to the $35.0 million bridge loan (or the “Temasek Bridge Note”) and the August 2013 Financing (defined below). In consideration for such waiver, the Company granted to holders of the Fidelity Notes or their affiliates, the right to purchase up to an aggregate of $7.6 million worth of convertible promissory notes in the first tranche of the August 2013 Financing.

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

As of June 30, 2015, the convertible 144A Notes outstanding were $32.1 million, net of discount of $18.2 million. See Note 18, “Subsequent Events,” for information regarding changes since June 30, 2015 to the maturity treatment of certain of the 144A Notes held by Total and Temasek.

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

In December 2013, in connection with the Company's entry into a Shareholders Agreement dated December 2, 3013 and License Agreement dated December 2, 2013 (or, collectively, the “JV Documents”) with Total and Total Amyris BioSolutions B.V. (or “JVCO”) relating to the establishment of JVCO (see Note 7, "Joint Ventures and Noncontrolling Interest"), the Company (i) exchanged the $69.0 million of the then-outstanding Total Notes issued pursuant to the Total Purchase Agreement for replacement 1.5% senior secured convertible notes, in principal amounts equal to the principal amount of each cancelled note (or the “Replacement Notes”) or, when referencing Replacement Notes outstanding as of June 30, 2015 sometimes referred to the Total Notes), ii) granted to Total a security interest in and lien on all Amyris’ rights, title and interest in and to Company’s shares in the capital of JVCO and (iii) agreed that any securities to be purchased and sold at the third closing under the Total Purchase Agreement by Total shall be Replacement Notes instead of Total Notes. As a consequence of executing the JV Documents and forming JVCO, the security interest in all of the Company's intellectual property, granted by the Company in favor of Total, Temasek, and certain Fidelity Entities pursuant to the Restated Intellectual Property Security Agreement dated as of October 16, 2013, were automatically terminated effective as of December 2, 2013 upon Total’s and the Company’s joint written notice to Temasek and the Fidelity Entities.

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

As of June 30, 2015 and December 31, 2014, $74.0 million and $51.0 million, respectively, of Replacement Notes were outstanding, net of debt discount of $1.0 million and $13.1 million, respectively.

See Note 18, “Subsequent Events,” for information regarding changes since June 30, 2015 to the Total Notes.

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

In October 2013, the Company amended the August 2013 SPA to include certain Fidelity Entities in the first tranche of the August 2013 Financing with an investment amount of $7.6 million, and to proportionally increase the amount acquired by exchange and cancellation of outstanding Total Notes in connection with its exercise of pro rata rights up to $14.6 million ($9.2 million in the first tranche and up to $5.4 million in the second tranche). Also in October 2013, the Company completed the closing of the first tranche of the August 2013 Financing, issuing a total of $51.8 million in Tranche I Notes for cash proceeds of $7.6 million and cancellation of outstanding convertible promissory notes of $44.2 million, of which $35.0 million resulted from cancellation of the Temasek Bridge Note and the remaining $9.2 million from the exchange and cancellation of an outstanding Total Note. As a result of the exchange and cancellation of the $35.0 million Temasek Bridge Note and the $9.2 million Total Note for the Tranche I Notes, the Company recorded a loss from extinguishment of debt of $19.9 million. The Tranche I Notes are due sixty months from the date of issuance and will be convertible into the Company’s common stock at a conversion price equal to $2.44, which represents a 15% discount to a trailing 60-day weighted-average closing price of the common stock on NASDAQ through August 7, 2013, subject to adjustment as described below. The Tranche I Notes are convertible at the option of the holder: (i) at any time after 18 months from the date of the August 2013 SPA, (ii) on a change of control of the Company and (iii) upon the occurrence of an event of default. The conversion price of the Tranche I Notes will be reduced to $2.15 if (a) (i) a specified Company manufacturing plant failed to achieve a total production of 1.0 million liters within a run period of 45 days prior to June 30, 2014, or (ii) the Company fails to achieve gross margins from product sales of at least 5% prior to June 30, 2014, or (b) the Company reduces the conversion price of certain existing promissory notes held by Total prior to the repayment or conversion of the Tranche I Notes. In 2013, the Company achieved a total production of 1.0 million liters within a run period of 45 days in satisfaction of clause (a) (i) of the preceding sentence and the Company achieved clause (a)(ii) by achieving greater than 5% gross margins from product sales prior to June 30, 2014. Each Tranche I Note accrues interest from the date of issuance until the earlier of the date that such Tranche I Note is converted into the Company’s common stock or is repaid in full. Interest accrues at a rate of 5% per six months, compounded semiannually (with graduated interest rates of 6.5% applicable to the first 180 days and 8% applicable thereafter as the sole remedy should the Company fail to maintain NASDAQ listing status or at 6.5% for all other defaults). Interest for the first 30 months is payable in kind and added to the principal every six-months and thereafter, the Company may continue to pay interest in kind by adding to the principal every six-months or may elect to pay interest in cash. The Tranche I Notes may be prepaid by the Company after 30 months from the issuance date and initial interest payment; thereafter the Company has the option to prepay the Tranche I Notes every six months at the date of payment of the semi-annual coupon.

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

As of June 30, 2015 and December 31, 2014, the related party convertible notes outstanding under the Tranche I Notes and Tranche II Notes were $82.6 million and $49.2 million, respectively, net of debt discount of $3.1 million and $30.7 million, respectively. The debt discount is the result of the bifurcation of the conversion options that contain "make-whole" provisions or down round conversion price adjustment provisions associated with the outstanding debt.

See Note 18, “Subsequent Events,” for information regarding changes since June 30, 2015 to the Tranche I and II Notes.

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

Additionally, Foris Ventures, LLC and Temasek each participated in the Rule 144A Convertible Note Offering and purchased $5.0 million and $10.0 million, respectively, of the convertible promissory notes sold thereunder.

As of June 30, 2015 the related party convertible notes outstanding under the Rule 144A Convertible Note Offering were $15.8 million, net of discount of $8.9 million.

As of June 30, 2015 and December 31, 2014, the total related party convertible notes outstanding were $172.4 million and $115.2 million, respectively, net of discount of $13.1 million and $53.8 million, respectively. The Company recorded a loss from extinguishment of debt from the exchange and cancellation of related party convertible notes of zero and $1.1 million for the three months ended June 30, 2015 and 2014, respectively, and zero and $10.5 million for the six months ended June 30, 2015 and 2014, respectively.

See Note 18, “Subsequent Events,” for information regarding changes since June 30, 2015 to the maturity treatment of certain of the related party convertible notes.

Loans Payable

In July 2012, the Company entered into a Note of Bank Credit and a Fiduciary Conveyance of Movable Goods Agreement (together, the "July 2012 Bank Agreements") with each of Nossa Caixa Desenvolvimento (or “Nossa Caixa”) and Banco Pine S.A. (or “Banco Pine”). Under the July 2012 Bank Agreements, the Company pledged certain farnesene production assets as collateral for the loans of R$52.0 million. The Company's total acquisition cost for such pledged assets was approximately R$68.0 million (approximately US$21.9 million based on the exchange rate as of June 30, 2015). The Company is also a parent guarantor for the payment of the outstanding balance under these loan agreements. Under the July 2012 Bank Agreements, the Company could borrow an aggregate of R$52.0 million (approximately US$16.8 million based on the exchange rate as of June 30, 2015) as financing for capital expenditures relating to the Company's manufacturing facility located in Brotas, Brazil. Specifically, Banco Pine, agreed to lend R$22.0 million and Nossa Caixa agreed to lend R$30.0 million. The funds for the loans are provided by BNDES, but are guaranteed by the lenders. The loans have a final maturity date of July 15, 2022 and bear a fixed interest rate of 5.5% per year. The loans are also subject to early maturity and delinquency charges upon occurrence of certain events including interruption of manufacturing activities at the Company's manufacturing facility in Brotas, Brazil for more than 30 days, except during the sugarcane off-season. For the first two years that the loans are outstanding, the Company is required to pay interest only on a quarterly basis. Since August 15, 2014, the Company has been required to pay equal monthly installments of both principal and interest for the remainder of the term of the loans. As of June 30, 2015 and December 31, 2014, a principal amount of $14.8 million and $18.6 million, respectively, was outstanding under these loan agreements.

In March 2013, the Company entered into an export financing agreement with Banco ABC Brasil S.A. (or “ABC”) for approximately $2.5 million to fund exports through March 2014. This loan was collateralized by future exports from the Company's subsidiary in Brazil. In March 2014, the Company entered into an additional export financing agreement with ABC for approximately $2.2 million to fund exports through March 2015. This loan is collateralized by future exports from the Company's subsidiary in Brazil. As of June 30, 2015, the principal amount outstanding under this agreement was zero. The Company is also a parent guarantor for the payment of the outstanding balance under these loan agreements.

In October 2013, the Company entered into a financing arrangement with a third party for the monthly payments of its insurance premiums of $0.6 million payable in nine monthly installments of principal and interest. Interest accrues at a rate of 3.24% per annum. The installment payments were concluded in 2014. In October 2014, the Company agreed to a new installment plan amounting to $0.6 million to pay for the current insurance premiums under the same terms. As of June 30, 2015 and December 31, 2014, the outstanding unpaid installment payments were zero and $0.3 million, respectively.

Letters of Credit

In June 2012, the Company entered into a letter of credit agreement for $1.0 million under which it provided a letter of credit to the landlord of its headquarters in Emeryville, California, in order to cover the security deposit on the lease. This letter of credit is secured by a certificate of deposit. Accordingly, the Company has $1.0 million as restricted cash as of June 30, 2015 and December 31, 2014.

Future minimum payments under the debt agreements as of June 30, 2015 are as follows (in thousands):

Years ending December 31:	Related Party Convertible Debt	Convertible Debt	Loans Payable	Credit Facility	Total
2015 (remaining six months)	$807	$2,019	$1,684	$9,835	$14,345
2016	1,606	4,020	4,425	19,595	29,646
2017	81,321	28,715	2,678	7,178	119,892
2018	74,486	15,685	2,564	335	93,070
2019	75,825	56,798	2,450	90	135,163
Thereafter	—	—	5,805	—	5,805
Total future minimum payments	234,04	107,237	19,606	37,033	397,921
Less: amount representing interest(1)	(61,652)	(43,906)	(2,964)	(5,418)	(113,940)
Present value of minimum debt payments	172,393	63,331	16,642	31,615	283,981
Less: current portion	—	—	(3,898)	(17,496)	(21,394)
Noncurrent portion of debt	$172,393	$63,331	$12,744	$14,119	$262,587

______________

(1) Including debt discount of $37.3 million related to the embedded derivatives associated with the related party and non-related party convertible debt which will be accreted to interest expense under the effective interest method over the term of the convertible debt.

6. Commitments and Contingencies

Lease Obligations

The Company leases certain facilities and finances certain equipment under operating and capital leases, respectively. Operating leases include leased facilities and capital leases include leased equipment (see Note 4, "Balance Sheet Components"). The Company recognizes rent expense on a straight-line basis over the non-cancellable lease term and records the difference between rent payments and the recognition of rent expense as a deferred rent liability. Where leases contain escalation clauses, rent abatements, and/or concessions, such as rent holidays and landlord or tenant incentives or allowances, the Company applies them as a straight-line rent expense over the lease term. The Company has non-cancellable operating lease agreements for office, research and development, and manufacturing space that expire at various dates, with the latest expiration in February 2031. Rent expense under operating leases was $1.3 million for the three months ended June 30, 2015 and 2014, respectively, and was $2.6 million and $2.7 million for the six months ended June 30, 2015 and 2014, respectively.

Future minimum payments under the Company's lease obligations as of June 30, 2015, are as follows (in thousands):

Years ending December 31:	Capital Leases	Operating Leases	Total Lease Obligations
2015 (remaining six months)	$249	$3,524	$3,773
2016	400	6,690	7,090
2017	94	6,695	6,789
2018	—	6,745	6,745
2019	—	6,772	6,772
Thereafter	—	25,200	25,200
Total future minimum lease payments	743	$55,626	$56,369
Less: amount representing interest	(58)
Present value of minimum lease payments	685
Less: current portion	(431)
Long-term portion	$254

Guarantor Arrangements

The Company has agreements whereby it indemnifies its officers and directors for certain events or occurrences while the officer or directors are serving in their official capacities. The indemnification period remains enforceable for the officer's or director’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a director and officer insurance policy that limits its exposure and enables the Company to recover a portion of any future payments. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal. Accordingly, the Company had no liabilities recorded for these agreements as of June 30, 2015 and December 31, 2014.

The Company entered into the FINEP Credit Facility to finance a research and development project on sugarcane-based biodiesel (see Note 5, "Debt"). The FINEP Credit Facility is guaranteed by a chattel mortgage on certain equipment of the Company. The Company's total acquisition cost for the equipment under this guarantee is approximately R$6.0 million (approximately US$1.9 million based on the exchange rate as of June 30, 2015).

The Company entered into the BNDES Credit Facility to finance a production site in Brazil (see Note 5, "Debt").The BNDES Credit Facility is collateralized by a first priority security interest in certain of the Company's equipment and other tangible assets with a total acquisition cost of R$24.9 million (approximately US$8.0 million based on the exchange rate as of June 30, 2015). The Company is a parent guarantor for the payment of the outstanding balance under the BNDES Credit Facility. Additionally, the Company is required to provide certain bank guarantees under the BNDES Credit Facility. Accordingly, the Company has zero and $0.6 million as restricted cash as of June 30, 2015 and December 31, 2014, respectively.

The Company entered into loan agreements and security agreements whereby the Company pledged certain farnesene production assets as collateral (the fiduciary conveyance of movable goods) with each of Nossa Caixa and Banco Pine (see Note 5, "Debt"). The Company's total acquisition cost for the farnesene production assets pledged as collateral under these agreements is approximately R$68.0 million (approximately US$21.9 million based on the exchange rate as of June 30, 2015). The Company is also a parent guarantor for the payment of the outstanding balance under these loan agreements.

The Company had an export financing agreement with ABC for approximately $2.5 million for a one year term to fund exports through March 2014. As of June 30, 2015, the loan was fully repaid. On April 8, 2015, the Company entered into another export financing agreement with the same bank for approximately $1.6 million for a one year term to fund exports through March 2016. This loan is collateralized by future exports from Amyris Brasil. The Company is also a parent guarantor for the payment of the outstanding balance under these loan agreements.

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

In December 2013, in connection with the execution of JV Documents entered into by and among Amyris, Total and JVCO relating to the establishment of the JVCO (see Note 5, "Debt" and Note 7, "Joint Venture and Noncontrolling Interest"), the Company agreed to exchange the $69.0 million outstanding Total Notes issued pursuant to the Total Purchase Agreement and issue replacement 1.5% senior secured convertible notes, in principal amounts equal to the principal amount of each Total Note and grant a security interest to Total in and lien on all the Company’s rights, title and interest in and to the Company’s shares in the capital of the JVCO. Following execution of the JV Documents, all Total Notes that have been issued became Replacement Notes. Further, the $10.85 million in principal amount of such notes issued in the initial tranche of the third closing under the Total Purchase Agreement in July 2014 and the $10.85 million in principal amount of such notes issued in the second tranche of the third closing are secured Replacement Notes instead of unsecured Total Notes.

The Hercules Loan Facility (see Note 5, "Debt") is collateralized by liens on the Company's assets, including certain Company intellectual property.

Purchase Obligations

As of June 30, 2015, the Company had $2.4 million in purchase obligations which included $1.4 million in non-cancellable contractual obligations and construction commitments, of which zero have been accrued as loss on purchase commitments.

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

In September 2014, the Company and Cosan U.S. entered into a member senior loan agreement to grant Novvi a loan amounting to approximately $3.7 million. The loan is due on September 1, 2017 and bears interest at a rate of 0.36% per annum. Interest accrues daily and will be due and payable in arrears on September 1, 2017. The Company and Cosan U.S. each agreed to provide 50% of the loan. The Company's share of approximately $1.8 million was disbursed in two installments. The first installment of $1.2 million was made in September 2014 and the second installment of $0.6 million was made in October 2014. In November 2014, the Company and Cosan U.S. entered into a second member senior loan agreement to grant Novvi a loan of approximately $1.9 million on the same terms as the loan issued in September 2014. The Company and Cosan U.S. each agreed to provide 50% of the loan. The Company disbursed its share of approximately $1.0 million in November 2014. In May 2015, the Company and Cosan U.S. entered into a third member senior loan agreement to grant Novvi a loan of approximately $1.1 million on the same terms as the loan issued in September 2014, except that the due date is May 14, 2018. As of June 30, 2015 and December 31, 2014 total loans to Novvi were $2.4 million and $1.7 million, net of imputation of interest of $1.4 million and $1.0 million as result of the below market interest rate on the loan to affiliate, respectively.

The following table is a reconciliation of our equity and loans in Novvi:

	June 30,
(In thousands)	2015	2014
Balance at January 1	$2,192	$—
Loan to affiliate	670	—
Adjustment on imputation of interest	401	—
Capital contribution (cash)	—	2,075
Capital contribution (non – cash)	—	237
Share in net loss offset to equity investment	(848)	(210)
Share in net loss offset to loans to affiliate	(581)	—
Accretion of imputed interest	287	—
Balance at June 30	$2,121	$2,102

The Company has identified Novvi as a VIE and determined that the power to direct activities, which most significantly impact the economic success of the joint venture (i.e. continuing research and development, marketing, sales, distribution and manufacturing of Novvi products), is equally shared between the Company and Cosan U.S. Accordingly, the Company is not the primary beneficiary and therefore accounts for its investment in Novvi under the equity method of accounting. The Company will continue to reassess its primary beneficiary analysis of Novvi if there are changes in events and circumstances impacting the power to direct activities that most significantly affect Novvi's economic success. Under the equity method, the Company's share of profits and losses are included in “Loss from investments in affiliates” in the condensed consolidated statements of operations. The Company recorded $0.6 million and $0.2 million for its share of Novvi's net loss for the three months ended June 30, 2015 and 2014, respectively, and $1.4 million and $0.2 million for the six months ended June 30, 2015 and 2014, respectively. The carrying amount of the Company's equity investment in Novvi was zero and $2.1 million as of June 30, 2015 and 2014, respectively.

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

The JVCO has an initial capitalization of €0.1 million (approximately US$0.1 million based on the exchange rate as of June 30, 2015). The Company has identified JVCO as a VIE and determined that the Company is not the primary beneficiary and therefore accounts for its investment in JVCO under the equity method of accounting. Following a "Go" decision, no later than six months prior to July 31, 2016, the Company and Total are required to amend the July 2012 Agreements to reflect the corporate structure of JVCO, amend and restate the articles of association of JVCO, finalize and agree on a five-year plan and an initial budget, maximize economic viability and value of JVCO and enter into the Total license agreement. The Company will reevaluate its assessment in 2016 based on the specific terms of the final shareholders' agreement. Please see Note 18, “Subsequent Events,” for information regarding changes (and planned changes) since June 30, 2015 to JVCO.

On July 26, 2015, the Company entered into a Letter Agreement with Total (the “JVCO Letter Agreement”) regarding the restructuring of ownership and rights of Total Amyris BioSolutions B.V., the jointly owned entity incorporated on November 29, 2013 to house the JV ("TAB"), pursuant to which the parties agreed to enter into an Amended and Restated Shareholders' Agreement among the Company, Total and TAB, a Deed of Amendment of Articles of Association of TAB, an Amended & Restated Jet Fuel License Agreement among the Company and TAB, and a License Agreement regarding Diesel Fuel in the EU between the Company and Total, all in order to reflect certain changes to the structure of TAB and license grants and related rights pertaining to TAB (together, with the Pilot Plant Agreement Amendment described below, collectively, the "Commercial Agreements"). The parties agreed to enter into the Commercial Agreements relating to TAB in a closing to occur on or before September 18, 2015, and the Pilot Plant Agreement Amendment was entered into on July 26, 2015.

Under the Commercial Agreements relating to TAB, the Company will grant exclusive (excluding its Brazil jet fuels business), world-wide, royalty-free rights to TAB for commercialization of farnesene- or farnesane-based jet fuel, and the parties agreed that, if TAB wishes to purchase farnesene- or farnesane for such business, they would negotiate a supply agreement on a "most-favored" pricing basis. TAB would also have an option until March 1, 2018 to purchase the assets of the jet portion of the Company's Brazil fuel business at a price based on the fair value of the commercial assets and the Company's investment in other related assets. TAB will no longer have any licenses or rights with regards to farnesene- or farnesane-based diesel fuel.

In addition, the Company will grant Total an exclusive, royalty-free license for the rights to offer for sale and sell in the European Union ("EU") farnesene- or farnesane-based diesel fuel, and the parties agreed that, if Total wishes to purchase farnesene- or farnesane for such business, they would negotiate a supply agreement on a "most-favored" pricing basis. For a to-be-negotiated, commercially reasonable, "most-favored" basis royalty to be paid to Amyris, Total will also have the right to make farnesene- or farnesane anywhere in the world solely for Total to offer for sale and sell it for diesel fuel in the EU.

Further, in accordance with the Commercial Agreements and pursuant to the JVCO Letter Agreement, Total will cancel R&D Notes in an aggregate principal amount of $5 million, plus all PIK and accrued interest under all outstanding R&D Notes and a note in the principal amount of Euro 50,000, plus accrued interest, issued by Amyris by Total in connection with the existing TAB capitalization, in exchange for an additional 25% of TAB (giving Total an aggregate ownership stake of 75% of TAB and giving the Company an aggregate ownership stake of 25% of TAB).

Additionally, in connection with the restructuring of the terms of TAB and the other Commercial Agreements, Total and the Company entered into Amendment #1 (the "Pilot Plant Agreement Amendment") to that certain Pilot Plant Services Agreement dated as of April 4, 2014 (as amended, the "Pilot Plant Agreement") whereby the Company and Total agreed to restructure the payment obligations of Total under the Pilot Plant Agreement. Under the original Pilot Plant Agreement, for a five year period, the Company is providing certain fermentation and downstream separations scale-up services and training to Total and receives an aggregate annual fee payable by Total for all services in the amount of up to approximately $900,000 per annum. Such annual fee is due in three equal installments payable on March 1, July 1 and November 1 each year during the term of the Pilot Plant Agreement. Under the Pilot Plant Agreement Amendment, in connection with the restructuring of TAB discussed above, Amyris agreed to waive a portion of these fees up to approximately $2.0 million, over the term of the Pilot Plant Agreement.

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

The joint venture agreements require the Company to fund the construction costs of the new facility and São Martinho would reimburse the Company up to R$61.8 million (approximately US$19.9 million based on the exchange rate as of June 30, 2015) of the construction costs after SMA commences production. After commercialization, the Company would market and distribute Amyris renewable products produced by SMA and São Martinho would sell feedstock and provide certain other services to SMA. The cost of the feedstock to SMA would be a price that is based on the average return that São Martinho could receive from the production of its current products, sugar and ethanol. The Company would be required to purchase the output of SMA for the first four years at a price that guarantees the return of São Martinho’s investment plus a fixed interest rate. After this four year period, the price would be set to guarantee a break-even price to SMA plus an agreed upon return.

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

The Company completed a significant portion of the construction of the new facility in 2012. The Company suspended construction of the facility in 2013 in order to focus on completing and operating the Company's smaller production facility in Brotas, Brazil. In February 2014, the Company entered into an amendment to the joint venture agreement with São Martinho which updated and documented certain preexisting business plan requirements related to the recommencement of construction at the joint venture operated plant and sets forth, among other things, (i) the extension of the deadline for the commencement of operations at the joint venture operated plant to no later than 18 months following the construction of the plant no later than March 31, 2017, and (ii) the extension of an option held by São Martinho to build a second large-scale farnesene production facility to no later than December 31, 2018 with the commencement of operations at such second facility to occur no later than April 1, 2019. On July 1, 2015 SMSA filed a material fact document with CVM (Securities Exchange Commission of Brazil) that announced that certain contractual targets undertaken by the Company have not been achieved, which affects the feasibility of the project. Therefore, SMSA decided not to approve continuing construction of the plant for the joint venture with Amyris Inc and its Brazilian subsidiary Amyris Brasil Ltda. The Company may provide new information to São Martinho related to the feasibility of the project aiming to discuss a potential new agreement. However, the joint venture and other agreements between the parties would be automatically terminated on August 31, 2015, if by said date a new agreement, at the discretion of São Martinho, is not executed. If the Company and SMSA are unable to reach an agreement, this may trigger a non-cash impairment charge of up to approximately $38 million.

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

The Company has determined that the arrangement with Glycotech qualifies as a VIE. The Company determined that it is the primary beneficiary of this arrangement since it has the power through the management committee over which it has majority control to direct the activities that most significantly impact Glycotech's economic performance. In addition, the Company is required to fund 100% of Glycotech's actual operating costs for providing services each month while the facility is in operation under the Glycotech Agreement. Accordingly, the Company consolidates the financial results of Glycotech. As of June 30, 2015, the carrying amounts of Glycotech's assets and liabilities were not material to the Company's condensed consolidated financial statements.

The table below reflects the carrying amount of the assets and liabilities of the two consolidated VIEs for which the Company is the primary beneficiary. As of June 30, 2015, the assets include $16.8 million in property, plant and equipment, $2.6 million in other assets and $0.5 million in current assets. The liabilities include $0.4 million in accounts payable and accrued current liabilities and $0.2 million in loan obligations by Glycotech to its shareholders that are non-recourse to the Company. The creditors of each consolidated VIE have recourse only to the assets of that VIE.

(In thousands)	June 30, 2015	December 31, 2014
Assets	$19,853	$22,812
Liabilities	566	290

The change in noncontrolling interest for the six months ended June 30, 2015 and 2014, is summarized below (in thousands):

	2015	2014
Balance at January 1	$611	$584
Foreign currency translation adjustment	(248)	42
Income attributable to noncontrolling interest	54	60
Balance at June 30	$417	$686

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

Under the July 2012 Agreements, Total was granted a right to participate in certain future equity or convertible debt financings to preserve its pro rata ownership. The purchase price for the first $30.0 million of purchases under this pro rata right could, at Total’s option, be paid by cancellation of outstanding Total Notes held by Total. Total has since, in financings that closed in December 2012, October 2013, December 2013, January 2014 and May 2014 used and extinguished that right.

In December 2012, Total elected to participate in a private placement of the Company’s common stock by exchanging approximately $5.0 million of its $53.3 million in senior unsecured convertible promissory notes then outstanding for 1,677,852 of the Company’s common stock at a price of $2.98 per share. As such, $5.0 million of the outstanding $53.3 million in senior unsecured convertible promissory notes was cancelled. Total then purchased approximately $9.3 million of Tranche I Notes (see “Related Party Convertible Notes” in Note 5, “Debt”) through cancellation of same amount of principal of previously outstanding Total Notes held by Total. Total also later purchased approximately $6.0 million of Tranche II Notes (see Note 5, “Debt”) through cancellation of the same amount of principal of previously outstanding Total Notes held by Total. Finally, in connection with the Rule 144A Convertible Note Offering (see “Related Party Convertible Notes” in Note 5, “Debt”), the Company used approximately $9.7 million of the net proceeds of the Rule144A Convertible Note Offering to repay Total such amount of previously issued Total Notes (representing the amount of notes purchased by Total from Morgan Stanley & Co. (as the initial purchaser) under the Rule 144A Convertible Note Offering). As of June 30, 2015, $75.0 million of Total Notes remained outstanding.

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

As of June 30, 2015, there was: $30.0 million in outstanding principal under Total Notes with a conversion price of $3.08 per share, $21.7 million in outstanding principal under Total Notes with a conversion price of $4.11 per share and $23.3 million in outstanding principal under Total Notes with a conversion price of $7.0682 per share, with such Total Notes all having a maturity date of March 1, 2017, subject to the conversion and cancellation provisions described above (see “Related Party Convertible Notes” in Note 5, “Debt”).

See Note 18, “Subsequent Events,” for information regarding changes since June 30, 2015 to certain agreements with Total.

F&F Collaboration Partner Joint Development and License Agreement

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

The Company recognized collaboration revenue for the three and six months ended June 30, 2015, of $0.7 million and $1.5 million, respectively, under this agreement. As of June 30, 2015 and 2014, zero was recorded in deferred revenue.

F&F Collaboration Partner Master Collaboration and Joint Development Agreement

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

The agreement provided for annual, up-front funding to the Company by the collaboration partner of $10.0 million for each of the first three years of the collaboration. Payments of $10.0 million were received by the Company in each of March 2015, 2014 and 2013. The Company recognized collaboration revenues under the March 2013 Agreement with the collaboration partner of $2.5 million for each of the three months ended June 30, 2015 and 2014 and of $6.0 million and $5.0 million for the six months ended June 30, 2015 and 2014, respectively. The agreement contemplated additional funding by the collaboration partner of up to $5.0 million under three potential milestone payments, as well as additional funding by the collaboration partner on a discretionary basis. Through June 2015, the Company achieved the second performance milestone under the Master Collaboration Agreement and recognized collaboration revenues of $1.0 million for the six months ended June 30, 2015.

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

In September 2014, the Company entered into a supply agreement with the collaboration partner to provide target compounds to make a certain finished ingredient and market and sell such finished ingredient and/or products to the flavors and fragrances market. The Company recognized zero revenues from product sales under this agreement for the three and six months ended June 30, 2015.

Michelin and Braskem Collaboration Agreements

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

The Company recognized collaboration revenues of $0.9 million for the three months ended June 30, 2015 and $1.9 million for the six months ended June 30, 2015 under this agreement. As of June 30, 2015, $6.3 million of deferred revenues was recorded in the condensed consolidated balance sheet related to these agreements.

Kuraray Collaboration Agreement and Securities Purchase Agreement

In March 2014, the Company entered into the Second Amended and Restated Collaboration Agreement with Kuraray Co., Ltd (or “Kuraray”) in order to extend the term of the original agreement dated July 21, 2011 for an additional two years and add additional fields and products to the scope of development. In consideration for the Company’s agreement to extend the term of the original collaboration agreement and add additional fields and products, Kuraray agreed to pay the Company $4.0 million in two equal installments of $2.0 million. The first installment was paid on April 30, 2014 and the second installment was due on April 30, 2015. In connection with the collaboration agreement, Kuraray signed a Securities Purchase Agreement in March 2014 to purchase 943,396 shares of the Company's common stock at a price per share of $4.24 per share. The Company issued 943,396 shares of its common stock at a price per share of $4.24 in April 2014 for aggregate cash proceeds of $4.0 million. In March 2015, the Company entered into the First Amendment to the Second Amended and Restated Collaboration Agreement with Kuraray Co., Ltd (or Kuraray) to extend the term of the original agreement until December 31, 2016 and accelerated payment to the Company of the second installment of $2.0 million to March 31, 2015.

The Company recognized collaboration revenues of $0.4 million for the three months ended June 30, 2015 and $0.9 million for the six months ended June 30, 2015 under this agreement.

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

Under the Committed Equity Facility Agreements, the Company agreed to pay up to $35,000 of Nomis Bay’s legal fees and expenses. The Company also agreed to pay Nomis Bay a commitment fee of $0.1 million which was paid at the signing of the Purchase Agreement, and $0.3 million paid in May 2015. The issuance of the shares of common stock to Nomis Bay would be exempt from registration under the Securities Act pursuant to the exemption for transactions by an issuer not involving a public offering. The Company agreed to indemnify Nomis Bay and its affiliates for losses related to a breach of the representations and warranties by the Company under the Committed Equity Facility Agreements and the other transaction documents, or any action instituted against Nomis Bay or its affiliates due to the transactions contemplated by the Committed Equity Facility Agreements or other transaction documents, subject to certain limitations.

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

Under the Placement Agent Agreement, the Company agreed to pay Financial West Group (FWG) a fee not to exceed $15,000 in the aggregate for FWG’s reasonable attorney’s fees and expenses incurred in connection with the transaction.

Naxyris Securities Purchase Agreement

In March, 2015, the Company entered into a Securities Purchase Agreement (or the “Naxyris SPA”) for the sale of up to $10.0 million in principal amount of an unsecured convertible note of the Company (or the “Naxyris Note”) to Naxyris, S.A. (or “Naxyris”), an existing holder of more than 5% of the Company’s outstanding common stock as of June 30, 2015. Naxyris is an affiliate of Carole Piwnica, a member of the Company’s Board of Directors (or the “Board”) who was designated by Naxyris to serve on the Board under a February 2012 letter agreement among the Company, Naxyris and certain other investors in the Company. The Naxyris SPA contemplates that the Naxyris Note may be issued in one closing to occur at the option of the Company at any time prior to the earlier of March 31, 2016 or the Company completing a new financing (or series of financings) of equity, debt or similar instruments in the amount of at least $10.0 million in the aggregate (excluding amounts that may be raised under existing commitments and agreements in existence as of March 30, 2015), following the satisfaction of certain closing conditions, including the receipt of certain third party consents, and required that the Company pay a commitment availability fee of $0.2 million to Naxyris on April 1, 2015.

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

The Naxyris SPA terminated upon the closing of the Company’s Private Offering on July 29, 2015. See Note 18 “Subsequent Events” for further details.

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

The additional credit facility with Hercules terminated upon the closing of the Company’s Private Offering on July 29, 2015. See Note 18 “Subsequent Events” for further details.

9. Goodwill and Intangible Assets

The following table presents the components of the Company's intangible assets (in thousands):

		June 30, 2015			December 31, 2014
	Useful Life in Years	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization/ Impairment	Net Carrying Value
In-process research and development	Indefinite	$5,525	$—	$5,525	$8,560	$(3,035)	$5,525
Acquired licenses and permits	2	—	—	—	772	(772)	—
Goodwill	Indefinite	560	—	560	560	—	560
		$6,085	$—	$6,085	$9,892	$(3,807)	$6,085

The intangible assets acquired through the acquisition of Draths Corporation in October 2011 of in-process research and development (or “IPR&D”) of $8.6 million are treated as indefinite lived intangible assets until completion or abandonment of the projects, at which time the assets will be amortized over the remaining useful life or written-off, as appropriate. If the carrying amount of the assets is greater than the measures of fair value, impairment is considered to have occurred and a write-down of the asset is recorded. Any finding that the value of its intangible assets has been impaired would require the Company to write-down the impaired portion, which could reduce the value of its assets and reduce (increase) its net income (loss) for the period in which the related impairment charges occur. During the fourth quarter of 2014, the Company updated its ongoing analysis of the technical and commercial viability of the IPR&D. The complex scientific and significant funding requirements of certain potential products, caused the Company to re-focus its research and development efforts on a narrower range of potential products. As a result of the change in strategy, the forecast discounted future cash flows of the IPR&D were updated, resulting in an impairment to the value of the IP&D assets for the year ended December 31, 2014 of $3.0 million.

Acquired licenses and permits are amortized using a straight-line method over their estimated useful life. Amortization expense for these intangibles was zero for the six months ended June 30, 2015 and 2014. As of June 30, 2015, acquired licenses and permits were fully amortized.

The Company has a single reportable segment (see Note 15, “Reporting Segments” for further details). Consequently, all of the Company's goodwill is attributable to the single reportable segment.

10. Stockholders’ Deficit

Common Stock Warrants

In December 2011, in connection with a capital lease agreement, the Company issued warrants to purchase 21,087 shares of the Company's common stock at an exercise price of $10.67 per share. The Company estimated the fair value of these warrants as of the issuance date to be $0.2 million and recorded these warrants as other assets, amortizing them subsequently over the term of the lease. The fair value was based on the contractual term of the warrants of 10 years, risk free interest rate of 2%, expected volatility of 86% and zero expected dividend yield. These warrants remain unexercised and outstanding as of June 30, 2015.

In October 2013, in connection with the issuance of the Tranche I Notes (see Note 5, "Debt"), the Company issued to Temasek contingently exercisable warrants to purchase 1,000,000 shares of the Company's common stock at an exercise price of $0.01 per share. The Company estimated the fair value of these warrants as of the issuance date at $1.3 million and recorded these warrants as debt issuance cost to be amortized over the term of the note. The fair-value was calculated using a Monte Carlo simulation valuation model based on the contractual term of the warrants of 3.4 years, risk free interest rate of 0.77%, expected volatility of 45% and zero expected dividend yield. These warrants remain unexercised and outstanding as of June 30, 2015. See Note 18, “Subsequent Events,” for information regarding changes since June 30, 2015 to the warrant held by Temasek.

Each of these warrants includes a cashless exercise provision which permits the holder of the warrant to elect to exercise the warrant without paying the cash exercise price, and receive a number of shares determined by multiplying (i) the number of shares for which the warrant is being exercised by (ii) the difference between the fair market value of the stock on the date of exercise and the warrant exercise price, and dividing such by (iii) the fair market value of the stock on the date of exercise. During the six months ended June 30, 2015 and 2014, no warrants were exercised through the cashless exercise provision.

As of June 30, 2015 and 2014, the Company had 1,021,087 of unexercised common stock warrants.

11. Stock-Based Compensation

The Company’s stock option activity and related information for the six months ended June 30, 2015 was as follows:

	Number Outstanding	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
	(in thousands)
Outstanding - December 31, 2014	10,539,978	$6.10	7.22	$50
Options granted	2,489,353	$1.99	—	—
Options exercised	(750)	$0.28	—	—
Options cancelled	(1,362,192)	$5.39	—	—
Outstanding - June 30, 2015	11,666,389	$5.31	7.37	$157
Vested and expected to vest after June 30, 2015	10,807,832	$5.52	7.24	$136
Exercisable at June 30, 2015	5,743,310	$7.75	5.90	$40

The aggregate intrinsic value of options exercised under all option plans was $0.0 million and $0.0 million for the three months ended June 30, 2015 and 2014, respectively, and was $0.0 million and $0.5 million for the six months ended June 30, 2015 and 2014, respectively, determined as of the date of option exercise.

The Company’s restricted stock units (or "RSUs") and restricted stock activity and related information for the six months ended June 30, 2015 was as follows:

	RSUs	Weighted-Average Grant-Date Fair Value	Weighted Average Remaining Contractual Life (Years)
Outstanding - December 31, 2014	1,975,503	$3.59	0.93
Awarded	2,661,775	$1.92	—
Vested	(830,119)	$3.28	—
Forfeited	(198,064)	$3.21	—
Outstanding - June 30, 2015	3,609,095	$2.64	1.72
Expected to vest after June 30, 2015	3,007,776	$2.64	1.62

The following table summarizes information about stock options outstanding as of June 30, 2015:

	Options Outstanding			Options Exercisable
Exercise Price	Number of Options	Weighted- Average Remaining Contractual Life (Years)	Weighted-Average Exercise Price	Number of Options	Weighted-Average Exercise Price
$0.10—$1.78	616,743	8.50	$1.70	78,093	$1.44
$1.96—$1.96	1,412,533	9.94	$1.96	—	$—
$1.98—$2.73	1,256,714	8.27	$2.53	445,271	$2.66
$2.75—$2.87	1,340,011	7.76	$2.83	742,410	$2.83
$2.89—$3.44	1,190,091	7.06	$3.11	567,523	$3.10
$3.51—$3.51	2,106,326	8.68	$3.51	623,857	$3.51
$3.55—$3.93	1,552,640	5.43	$3.87	1,214,415	$3.88
$4.06—$16.00	1,215,923	4.58	$9.17	1,139,405	$9.39
$16.50—$26.84	915,408	5.36	$23.02	872,336	$22.86
$30.17—$30.17	60,000	5.71	$30.17	60,000	$30.17
$0.10—$30.17	11,666,389	7.37	$5.31	5,743,310	$7.75

Stock-Based Compensation Expense

Stock-based compensation expense related to options and restricted stock units granted to employees and nonemployees was allocated to research and development expense and sales, general and administrative expense as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Research and development	$530	$909	$1,246	$1,707
Sales, general and administrative	1,526	2,774	3,462	5,490
Total stock-based compensation expense	$2,056	$3,683	$4,708	$7,197

As of June 30, 2015, there was unrecognized compensation expense of $9.4 million related to stock options, and the Company expects to recognize this expense over a weighted average period of 2.93 years. As of June 30, 2015, there was unrecognized compensation expense of $6.1 million related to RSUs, and the Company expects to recognize this expense over a weighted average period of 2.84 years.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Expected dividend yield	—%	—%	—%	—%
Risk-free interest rate	2%	2%	2%	2%
Expected term (in years)	6.01	6.09	6.00	6.10
Expected volatility	74%	75%	74%	75%

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

12. Employee Benefit Plan

The Company established a 401(k) Plan to provide tax deferred salary deductions for all eligible employees. Participants may make voluntary contributions to the 401(k) Plan up to 90% of their eligible compensation, limited by certain Internal Revenue Service (or the "IRS") restrictions. Effective January 2014, the Company implemented a discretionary employer match plan whereby the Company will match employee contributions up to the IRS limit or 90% of compensation, with a minimum one year of service required for vesting. The total matching amount for the three and six months ended June 30, 2015 was $0.2 million and $0.3 million, respectively.

13. Related Party Transactions

Related Party Financings

In August 2013, the Company entered into a securities purchase agreement by and among the Company, Total and Temasek, each a beneficial owner of more than 5% of the Company's existing common stock at the time of the transaction, for a private placement of convertible promissory notes in an aggregate principal amount of $73.0 million. The initial closing of the August 2013 Financing was completed in October 2013 for the sale of approximately $42.6 million of the Tranche I Notes and the second closing of the August 2013 Financing for the sale of approximately $30.4 million of the Tranche II Notes was completed in January 2014 (the Company issued to Temasek $25.0 million of Tranche II Notes for cash and Total purchased approximately $6.0 million of Tranche II Notes through cancellation of the same amount of principal of previously outstanding convertible promissory notes held by Total (in respect of Total's preexisting contractual right to maintain its pro rata ownership position through such cancellation)). See “Related Party Convertible Notes” in Note 5, “Debt”.

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

In May 2014, the Company sold and issued 144A Notes pursuant to the Rule 144A Convertible Note Offering. In connection with obtaining a waiver from one of its existing investors, Total, of its preexisting contractual right to exchange certain senior secured convertible notes previously issued by Amyris for new notes issued in the Rule 144A Convertible Note Offering, Amyris used approximately $9.7 million of the net proceeds of the Rule 144A Convertible Note Offering to repay such amount of previously issued notes (representing the amount of notes purchased by Total from the Initial Purchaser under the Rule 144A Convertible Note Offering). Additionally, Foris Ventures, LLC (a fund affiliated with John Doerr) and Temasek each participated in the Rule 144A Convertible Note Offering and purchased $5.0 million and $10.0 million, respectively, of the convertible promissory notes sold thereunder (see “Related Party Convertible Notes” in Note 5, “Debt”).

In each of July 2014 and January 2015, the Company sold and issued a 1.5% Senior Secured Convertible Note to Total with a principal amount of $10.85 million (and an aggregate amount of $21.7 million), each with a March 1, 2017 maturity date pursuant to the Total Purchase Agreement as discussed under "Related Party Convertible Notes" in Note 5, "Debt". These sales constituted the two tranches of the $21.7 million third closing under the Total Purchase Agreement. These convertible notes have an initial conversion price equal to $4.11 per share of the Company's common stock.

See the Naxyris Securities Purchase Agreement of Note 8 “Significant Agreements” for details of transactions with Naxyris, a related party of the Company.

As of June 30, 2015 and December 31, 2014, convertible notes with related parties were outstanding in aggregate principal amount of $172.4 million and $115.2 million, respectively, net of debt discount of $13.1 million and $53.8 million, respectively. The Company recorded a loss from extinguishment of debt from the settlement, exchange and cancellation of related party convertible notes of zero and $1.1 million for the three months ended June 30, 2015 and 2014, respectively, zero and $10.5 million for the six months ended June 30, 2015 and 2014, respectively.

The fair value of the derivative liability related to the related party convertible notes as of June 30, 2015 and December 31, 2014 was $28.3 million and $39.8 million, respectively. The Company recognized a gain from change in fair value of the derivative instruments of $23.1 million for the three months ended June 30, 2015 and a loss from change in fair value of the derivative instruments of $4.0 million for the three months ended June 30, 2014 and a gain from change in fair value of the derivative instruments of $11.7 million and $53.1 million for the six months ended June 30, 2015 and 2014, respectively, related to these derivative liabilities (see Note 3, "Fair Value of Financial Instruments").

See Note 18, “Subsequent Events,” for information regarding changes since June 30, 2015 to certain related party convertible notes.

Related Party Revenues

The Company recognized related party revenues from product sales to Total of zero and $30,625 for the three months ended June 30, 2015 and 2014, respectively, and zero and $33,250 for the six months ended June 30, 2015 and 2014, respectively. Related party accounts receivable from Total as of June 30, 2015 and December 31, 2014, were both $0.3 million, which is related to a sale of jet fuel.

Transactions with affiliate, Novvi LLC

See Note 7, "Joint Ventures and Noncontrolling Interest" for details of the Company's loans to its affiliate, Novvi LLC. Related party accounts receivable from Novvi as of June 30, 2015 and December 31, 2014 was $25,430 and $0.1 million, respectively, which was related to operating expenses and rent.

Joint Venture with Total

In November 2013, the Company and Total formed JVCO as discussed above under Note 7, "Joint Venture and Noncontrolling Interest."

Pilot Plant Agreements

In May 2014, the Company received the final consents necessary for the Pilot Plant Services Agreement (or "Pilot Plant Services Agreement") and a Sublease Agreement (or the "Sublease Agreement"), each dated as of April 4, 2014 (collectively the “Pilot Plant Agreements”), between the Company and Total. The Pilot Plant Agreements generally have a term of five years. Under the terms of the Pilot Plant Services Agreement, the Company will provide certain fermentation and downstream separations scale-up services and training to Total and will receive an aggregate annual fee payable by Total for all services in the amount of up to approximately $0.9 million. Under the Sublease Agreement, the Company will receive an annual base rent payable by Total of approximately $0.1 million. As of June 30, 2015, the Company had received $1.3 million in cash under the Pilot Plant Agreements from Total. In connection with these arrangements, sublease payments of $0.1 million and $0.2 million and service fees of $0.3 million and $0.5 million were offset against cost and operating expenses for the three and six months ended June 30, 2015, respectively. As of June 30, 2015, $0.1 million of cash received under the Pilot Plant Agreements from Total was recorded as "Accrued and other current liabilities" on the condensed consolidated balance sheet.

14. Income Taxes

The Company recorded a provision for income taxes for the three months ended June 30, 2015 and 2014 of $0.1 million and $0.1 million, respectively and for the six months ended June 30, 2015 and 2014 of $0.2 million and $0.2 million, respectively. The provision for income taxes for the six months ended June 30, 2015 and 2014 consisted of an accrual of Brazilian withholding tax on intercompany interest liability. Other than the above mentioned provision for income tax, no additional provision for income taxes has been made, net of the valuation allowance, due to cumulative losses since the commencement of operations.

As of June 30, 2015, the IRS has completed its audit of the Company for tax year 2008 which concluded that there were no adjustments resulting from the audit. While the statutes are closed for tax year 2008, the US federal tax carryforwards (net operating losses and tax credits) may be adjusted by the IRS in the year in which the carryforward is utilized.

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

Revenues by geography are based on the location of the customer. The following tables set forth revenue and long-lived assets by geographic area (in thousands):

Revenues

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
United States	$4,151	$2,815	$9,373	$4,788
Brazil	1,902	1,402	2,885	2,050
Europe	847	2,985	1,679	6,338
Asia	943	2,105	1,778	2,172
Total	$7,843	$9,307	$15,715	$15,348

Long-Lived Assets

	June 30, 2015	December 31, 2014
United States	$40,872	$44,418
Brazil	62,777	74,197
Europe	334	365
Total	$103,983	$118,980

16. Comprehensive Income (Loss)

Comprehensive income (loss) represents all changes in stockholders’ deficit except those resulting from investments or contributions by stockholders. The Company’s foreign currency translation adjustments represent the components of comprehensive income (loss) excluded from the Company’s net loss and have been disclosed in the condensed consolidated statements of comprehensive loss for all periods presented.

The components of accumulated other comprehensive loss are as follows (in thousands):

	June 30, 2015	December 31, 2014
Foreign currency translation adjustment, net of tax	$(38,328)	$(29,977)
Total accumulated other comprehensive loss	$(38,328)	$(29,977)

17. Net Loss Attributable to Common Stockholders and Net Loss per Share

The Company computes net loss per share in accordance with ASC 260, “Earnings per Share.” Basic net loss per share of common stock is computed by dividing the Company’s net loss attributable to Amyris, Inc. common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share of common stock is computed by giving effect to all potentially dilutive securities, including stock options, restricted stock units, common stock warrants, convertible promissory notes using the treasury stock method or the as converted method, as applicable. For the three months ended June 30, 2014 and the six months ended June 30, 2015, basic net loss per share was the same as diluted net loss per share because the inclusion of all potentially dilutive securities outstanding was anti-dilutive. As such, the numerator and the denominator used in computing both basic and diluted net loss was the same for those periods.

The following table presents the calculation of basic and diluted net loss per share of common stock attributable to Amyris, Inc. common stockholders (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Numerator:
Net loss attributable to Amyris, Inc. common stockholders	$(47,130)	$(35,479)	$(99,370)	$(19,094)
Interest on convertible debt	498	—	—	3,169
Accretion of debt discount	365	—	—	2,518
Gain from change in fair value of derivative instruments	(8,260)	—	—	(59,995)
Net loss attributable to Amyris, Inc. common stockholders after assumed conversion	$(54,527)	$(35,479)	$(99,370)	$(73,402)

Denominator:
Weighted average shares of common stock outstanding for basic EPS	80,041,152	78,604,692	79,633,864	77,722,437
Basic loss per share	$(0.59)	$(0.45)	$(1.25)	$(0.25)

Weighted average shares of common stock outstanding	80,041,152	78,604,692	79,633,864	77,722,437
Effect of dilutive securities:
Convertible promissory notes	7,380,287	—	—	32,909,641
Weighted common stock equivalents	7,380,287	—	—	32,909,641

Diluted weighted-average common shares	87,421,439	78,604,692	79,633,864	110,632,078
Diluted loss per share	$(0.62)	$(0.45)	$(1.25)	$(0.66)

The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share of common stock because including them would have been anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Period-end stock options to purchase common stock	11,666,389	10,495,707	11,666,389	10,495,707
Convertible promissory notes	67,634,387	69,727,211	75,007,016	36,643,102
Period-end common stock subject to repurchase	—	—	—	—
Period-end common stock warrants	1,021,087	1,021,087	1,021,087	1,021,087
Period-end restricted stock units	3,609,095	2,108,289	3,609,095	2,108,289
Total	83,930,958	83,352,294	91,303,587	50,268,185

18. Subsequent Events

Exchange and Private Placement

In July 2015, the Company entered into agreements and closed certain transactions with respect to a $25.0 million private placement (the “Private Offering”) of its common stock and the conversion and restructuring (the “Exchange”) of approximately $175.0 million of outstanding convertible debt and a related restructuring of the Company’s commercial agreements with Total.

Exchange

On July 29, 2015, the Company closed the Exchange pursuant to that certain Exchange Agreement, dated as of July 26, 2015 (the “ Exchange Agreement ”), among the Company, Temasek and Total.

Under the Exchange Agreement, at the closing, Temasek exchanged approximately $71.0 million of outstanding convertible promissory notes (including paid-in-kind and accrued interest through July 29, 2015) and Total exchanged $70.0 million in principal amount of outstanding convertible promissory notes for shares of the Company’s common stock. The exchange price was $2.30 per share (the “Exchange Price”) and was paid by the exchange and cancellation of such outstanding convertible promissory notes, and Temasek and Total received 30,860,633 and 30,434,782 shares of the Company’s common stock, respectively, in the Exchange. As a result of the Exchange, accretion of debt discount was accelerated based on the Company’s estimate of the expected conversion date, resulting in an additional interest expense of $36.6 million for the quarter ended June 30, 2015.

Under the Exchange Agreement, Total also received the following warrants, each with a five-year term, at the closing:

•	A warrant to purchase 18,924,191 shares of the Company’s Common Stock (the “Total Funding Warrant”).

•	A warrant to purchase 2,000,000 shares of the Company’s common stock that will only be exercisable if the Company fails, as of March 1, 2017, to achieve a target cost per liter to manufacture farnesene (the “Total R&D Warrant”). The Total Funding Warrant and the Total R&D Warrant are collectively referred to as the “Total Warrants.”

Additionally, under the Exchange Agreement, Temasek received the following warrants:

•	A warrant to purchase 14,677,861 shares of the Company’s common stock.

•	A warrant exercisable for that number of shares of the Company’s common stock equal to (1) (A) the number of shares for which Total exercises the Total Funding Warrant plus (B) the number of additional shares for which the certain convertible notes remaining outstanding following the completion of the Exchange may become exercisable as a result of a reduction in the conversion price of such remaining notes as of a result of and/or subsequent to the date of the Exchange plus (C) that number of additional shares in excess of 2,000,000, if any, for which the Total R&D Warrant becomes exercisable multiplied by a fraction equal to 30.6% divided by 69.4% plus (2) (A) the number of any additional shares for which certain other outstanding convertible promissory notes may become exercisable as a result of a reduction to the conversion price of such notes multiplied by (B) a fraction equal to 13.3% divided by 86.7%.

•	A warrant exercisable for that number of shares of the Company’s common stock equal to 880,339 multiplied by a fraction equal to the number of shares for which Total exercises the Total R&D Warrant divided by 2,000,000. If Total is entitled to, and does, exercise the Total R&D Warrant in full, this warrant would be exercisable for 880,339 shares.

The above-referenced warrants issued to Temasek have ten-year terms and are referred to herein as the “Temasek Warrants” and, the Temasek Warrants and Total Warrants are hereinafter collectively referred to as the “Exchange Warrants”. All of the Exchange Warrants have an exercise price of $0.01 per share.

In addition to the grant of the Exchange Warrants, a warrant issued by the Company to Temasek in October 2013 in conjunction with a prior convertible debt financing (the “2013 Warrant”) became exercisable in full upon the completion of the Exchange. There are 1,000,000 shares underlying the 2013 Warrant, which is exercisable at an exercise price of $0.01 per share.

The exercisability of all of the Exchange Warrants is subject to stockholder approval. The Company intends to solicit such approval promptly and, as further described below, has entered into Voting Agreements (defined below) with certain of the Company’s stockholders and investors pursuant to which such stockholders and investors have agreed to vote in favor of the exercisability of the Exchange Warrants and the exercisability of certain of other warrants to be issued under the transactions contemplated by the Private Offering (as described below, the “ Private Offering Warrants ”).

Maturity Treatment Agreement

At the closing of the Exchange, the Company, Total and Temasek also entered into a Maturity Treatment Agreement, dated as of July 29, 2015, pursuant to which Total and Temasek agreed to convert any of the Company’s convertible promissory notes held by them that were not cancelled in the Exchange (the “Remaining Notes”) into shares of the Company’s common stock in accordance with the terms of such Remaining Notes upon maturity, provided that certain events of default have not occurred with respect to the applicable Remaining Notes prior to such maturity. As of immediately following the closing of the Exchange, Temasek held $10.0 million in aggregate principal amount of Remaining Notes and Total held approximately $25.0 million in aggregate principal amount of Remaining Notes.

Including the Remaining Notes, following the closing of the Private Offering and the Exchange, the Company had outstanding approximately $130.9 million in aggregate principal amount of convertible promissory notes, including $25.0 million with a conversion price of $7.0682 per share, $5.0 million with a conversion price of $3.08 per share (with such $5.0 million to be canceled upon final execution of agreements relating to restructuring of a fuels joint venture with Total), $75.0 million with a conversion price of approximately $3.74 per share, and $25.9 million (the “Tranche Notes ”) with a conversion price of approximately $1.42 per share (with Tranche Notes’ conversion price reduced from conversion prices ranging from $2.44 to $2.87, based on existing anti-dilution adjustments in the Tranche Notes as a result of the Private Offering price).

In relation to the above transactions, in July 2015 the Company also entered into an Investors’ Rights Agreement and Voting Agreements with certain shareholders.

Private Offering

In the Private Offering, on July 29, 2015, the Company sold and issued 16,025,642 shares of the Company’s Common Stock, $0.0001 par value per share (the “ Common Stock ”), at a price per share of $1.56, under a Securities Purchase Agreement, dated as of July 24, 2015 (the “SPA”), by and among the Company, Foris Ventures, LLC, Wolverine Flagship Fund Trading Limited, Nomis Bay Ltd., Total, Connective Capital I Master Fund, LTD, Connective Capital Emerging Energy QP, LP and Naxyris SA (collectively, the “ Purchasers ”). Pursuant to the SPA, the Company agreed to grant to each of the Purchasers a Private Offering Warrant with a term of five years exercisable at an exercise price of $0.01 per share for the purchase of a number of shares of the Company’s common stock equal to 10% of the shares purchased by such investor. The exercisability of the Private Offering Warrants is subject to stockholder approval.

Commercial Agreements with Total

On July 26, 2015, the Company entered into a Letter Agreement with Total (the "JVCO Letter Agreement") regarding the restructuring of ownership and rights of Total Amyris BioSolutions B.V., the jointly owned entity incorporated on November 29, 2013 to house the JV ("TAB"), pursuant to which the parties agreed to enter into an Amended and Restated Shareholders' Agreement among the Company, Total and TAB, a Deed of Amendment of Articles of Association of TAB, an Amended & Restated Jet Fuel License Agreement among the Company and TAB, and a License Agreement regarding Diesel Fuel in the EU between the Company and Total, all in order to reflect certain changes to the structure of TAB and license grants and related rights pertaining to TAB.

Pursuant to the JVCO Letter Agreement, Total will cancel R&D Notes in an aggregate principal amount of $5.0 million, plus all PIK and accrued interest under all outstanding R&D Notes and a note in the principal amount of Euro 50,000, plus accrued interest, issued by Amyris to Total in connection with the existing TAB capitalization, in exchange for an additional 25% of TAB (giving Total an aggregate ownership stake of 75% of TAB and giving the Company an aggregate ownership stake of 25% of TAB).

Hercules Loan Facility

The Company’s loan facility with Hercules requires the Company to maintain unrestricted, unencumbered cash in an amount equal to at least 50% of the principal amount outstanding under such facility, and to pay $0.8 million if the Company had not canceled or repaid any amounts drawn on the additional credit line issued under the facility or raised at least $20 million of new equity financing by June 30, 2015. The Company received a waiver from Hercules with respect to non-compliance with such covenants. As of the date of issuance of this report, the Company is in compliance with all its debt agreements.

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

Trademarks

Amyris, the Amyris logo, Biofene, Biossance, Dial-A-Blend, Diesel de Cana , Evoshield, µPharm, Muck Daddy, Myralene, Neossance, Beauty is in our biology, No Compromise, and You Muck Up. We Clean Up. are trademarks, service marks, registered trademarks or registered service marks of Amyris, Inc. This report also contains trademarks and trade names of other business that are the property of their respective holders.

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

On July 26, 2015, the Company entered into a Letter Agreement with Total (the "JVCO Letter Agreement") regarding the restructuring of ownership and rights of Total Amyris BioSolutions B.V., the jointly owned entity incorporated on November 29, 2013 to house the JV ("TAB"), pursuant to which the parties agreed to enter into an Amended and Restated Shareholders' Agreement among the Company, Total and TAB, a Deed of Amendment of Articles of Association of TAB, an Amended & Restated Jet Fuel License Agreement among the Company and TAB, and a License Agreement regarding Diesel Fuel in the EU between the Company and Total, all in order to reflect certain changes to the structure of TAB and license grants and related rights pertaining to TAB (together, with the Pilot Plant Agreement Amendment described below, collectively, the "Commercial Agreements"). The parties agreed to enter into the Commercial Agreements relating to TAB in a closing to occur on or before September 18, 2015, and the Pilot Plant Agreement Amendment was entered into on July 26, 2015.

Under the Commercial Agreements relating to TAB, the Company will grant exclusive (excluding its Brazil jet fuels business), world-wide, royalty-free rights to TAB for commercialization of farnesene- or farnesane-based jet fuel, and the parties agreed that, if TAB wishes to purchase farnesene- or farnesane for such business, they would negotiate a supply agreement on a "most-favored" pricing basis. TAB would also have an option until March 1, 2018 to purchase the assets of the jet portion of the Company's Brazil fuel business at a price based on the fair value of the commercial assets and the Company's investment in other related assets. TAB will no longer have any licenses or rights with regards to farnesene- or farnesane-based diesel fuel.

In addition, the Company will grant Total an exclusive, royalty-free license for the rights to offer for sale and sell in the European Union ("EU") farnesene- or farnesane-based diesel fuel, and the parties agreed that, if Total wishes to purchase farnesene- or farnesane for such business, they would negotiate a supply agreement on a "most-favored" pricing basis. For a to-be-negotiated, commercially reasonable, "most-favored" basis royalty to be paid to Amyris, Total will also have the right to make farnesene- or farnesane anywhere in the world solely for Total to offer for sale and sell it for diesel fuel in the EU.

Further, in accordance with the Commercial Agreements and pursuant to the JVCO Letter Agreement, Total will cancel R&D Notes in an aggregate principal amount of $5.0 million, plus all PIK and accrued interest under all outstanding R&D Notes and a note in the principal amount of Euro 50,000, plus accrued interest, issued by Amyris by Total in connection with the existing TAB capitalization, in exchange for an additional 25% of TAB (giving Total an aggregate ownership stake of 75% of TAB and giving the Company an aggregate ownership stake of 25% of TAB). This transaction is expected to complete on or before September 18, 2015.

Additionally, in connection with the restructuring of the terms of TAB and the other Commercial Agreements, Total and the Company entered into Amendment #1 (the "Pilot Plant Agreement Amendment") to that certain Pilot Plant Services Agreement dated as of April 4, 2014 (as amended, the "Pilot Plant Agreement") whereby the Company and Total agreed to restructure the payment obligations of Total under the Pilot Plant Agreement. Under the original Pilot Plant Agreement, for a five year period, the Company is providing certain fermentation and downstream separations scale-up services and training to Total and receives an aggregate annual fee payable by Total for all services in the amount of up to approximately $900,000 per annum. Such annual fee is due in three equal installments payable on March 1, July 1 and November 1 each year during the term of the Pilot Plant Agreement. Under the Pilot Plant Agreement Amendment, in connection with the restructuring of TAB discussed above, Amyris agreed to waive a portion of these fees up to approximately $2.0 million, over the term of the Pilot Plant Agreement.

Sales and Revenue

To commercialize our initial Biofene-derived product, squalane, in the cosmetics sector for use as an emollient, we have entered into certain marketing and distribution agreements in Europe, Asia, and North America. As an initial step towards commercialization of Biofene-based diesel, we have entered into agreements with municipal fleet operators in Brazil. Our diesel fuel is supplied to the largest Company in Brazil's fuel distribution segment which blends our product with petroleum diesel and sells to a number of bus fleet operators. Pursuant to our agreements with Total, future commercialization of our jet fuel products outside of Brazil would generally occur exclusively through certain agreements entered into by and among Amyris, Total and Total Amyris BioSolutions B.V. (or JVCO). For the industrial lubricants market, we established a joint venture with Cosan for the worldwide development, production and commercialization of renewable base oils in the lubricant sector. In the third quarter and fourth quarter of 2014, we sold to one of our collaboration partners, a product for the flavors and fragrances market that we began manufacturing at our Brotas facility in Brazil.

Financing

In January 2014, we sold and issued, for face value, approximately $34.0 million of convertible promissory notes in Tranche II Notes as described in more detail in Note 5, "Debt".

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

Exchange

On July 29, 2015, we closed the Exchange pursuant to that certain Exchange Agreement, dated as of July 26, 2015 (the “ Exchange Agreement ”), among the Company, Temasek and Total.

Under the Exchange Agreement, at the closing, Temasek exchanged approximately $71.0 million of outstanding convertible promissory notes (including paid-in-kind and accrued interest through July 29, 2015) and Total exchanged $70.0 million in principal amount of outstanding convertible promissory notes for shares of the Company’s common stock. The exchange price was $2.30 per share (the “Exchange Price”) and was paid by the exchange and cancellation of such outstanding convertible promissory notes, and Temasek and Total received 30,860,633 and 30,434,782 shares of the Company’s common stock, respectively, in the Exchange. The first and second closings contemplated by the Exchange Agreement occurred simultaneously as the conditions precedent for both of such closings (including the consummation of the Private Offering) had been met on July 29, 2015.

Under the Exchange Agreement, Total also received the following warrants, each with a five-year term, at the closing:

•	A warrant to purchase 18,924,191 shares of the Company’s Common Stock (the “Total Funding Warrant”).

•	A warrant to purchase 2,000,000 shares of the Company’s common stock that will only be exercisable if the Company fails, as of March 1, 2017, to achieve a target cost per liter to manufacture farnesene (the “Total R&D Warrant”). The Total Funding Warrant and the Total R&D Warrant are collectively referred to as the “Total Warrants.”

Additionally, under the Exchange Agreement, Temasek received the following warrants:

•	A warrant to purchase 14,677,861 shares of the Company’s common stock.

•	A warrant exercisable for that number of shares of the Company’s common stock equal to (1) (A) the number of shares for which Total exercises the Total Funding Warrant plus (B) the number of additional shares for which the certain convertible notes remaining outstanding following the completion of the Exchange may become exercisable as a result of a reduction in the conversion price of such remaining notes as of a result of and/or subsequent to the date of the Exchange plus (C) that number of additional shares in excess of 2,000,000, if any, for which the Total R&D Warrant becomes exercisable multiplied by a fraction equal to 30.6% divided by 69.4% plus (2) (A) the number of any additional shares for which certain other outstanding convertible promissory notes may become exercisable as a result of a reduction to the conversion price of such notes multiplied by (B) a fraction equal to 13.3% divided by 86.7%.

•	A warrant exercisable for that number of shares of the Company’s common stock equal to 880,339 multiplied by a fraction equal to the number of shares for which Total exercises the Total R&D Warrant divided by 2,000,000. If Total is entitled to, and does, exercise the Total R&D Warrant in full, this warrant would be exercisable for 880,339 shares.

The above-referenced warrants issued to Temasek have ten-year terms and are referred to herein as the “Temasek Warrants” and, the Temasek Warrants and Total Warrants are hereinafter collectively referred to as the “Exchange Warrants”. All of the Exchange Warrants have an exercise price of $0.01 per share.

In addition to the grant of the Exchange Warrants, a warrant issued by the Company to Temasek in October 2013 in conjunction with a prior convertible debt financing (the “2013 Warrant”) became exercisable in full upon the completion of the Exchange. There are 1,000,000 shares underlying the 2013 Warrant, which is exercisable at an exercise price of $0.01 per share.

The exercisability of all of the Exchange Warrants is subject to stockholder approval. The Company intends to solicit such approval promptly and, as further described below, has entered into Voting Agreements (defined below) with certain of the Company’s stockholders and investors pursuant to which such stockholders and investors have agreed to vote in favor of the exercisability of the Exchange Warrants and the exercisability of certain of other warrants to be issued under the transactions contemplated by the Private Offering (as described below, the “Private Offering Warrants ”).

Maturity Treatment Agreement

At the closing of the Exchange, the Company, Total and Temasek also entered into a Maturity Treatment Agreement, dated as of July 29, 2015, pursuant to which Total and Temasek agreed to convert any of the Company’s convertible promissory notes held by them that were not cancelled in the Exchange (the “Remaining Notes”) into shares of the Company’s common stock in accordance with the terms of such Remaining Notes upon maturity, provided that certain events of default have not occurred with respect to the applicable Remaining Notes prior to such maturity. As of immediately following the closing of the Exchange, Temasek held $10.0 million in aggregate principal amount of Remaining Notes and Total held approximately $25.0 million in aggregate principal amount of Remaining Notes. Including the Remaining Notes, following the closing of the Private Offering and the Exchange, the Company had outstanding approximately $130.9 million in aggregate principal amount of convertible promissory notes, including $25.0 million with a conversion price of $7.0682 per share, $5.0 million with a conversion price of $3.08 per share (with such $5.0 million to be canceled upon final execution of agreements relating to restructuring of a fuels joint venture with Total), $75.0 million with a conversion price of approximately $3.74 per share, and $25.9 million (the “Tranche Notes ”) with a conversion price of approximately $1.42 per share (with Tranche Notes’ conversion price reduced from conversion prices ranging from $2.44 to $2.87, based on existing anti-dilution adjustments in the Tranche Notes as a result of the Private Offering price).

On July 29, 2015, the Company sold and issued 16,025,642 shares of the Company’s Common Stock, $0.0001 par value per share (the “Common Stock”), at a price per share of $1.56, under a Securities Purchase Agreement, dated as of July 24, 2015 (the “SPA”), by and among the Company, Foris Ventures, LLC, Wolverine Flagship Fund Trading Limited, Nomis Bay Ltd., Total, Connective Capital I Master Fund, LTD, Connective Capital Emerging Energy QP, LP and Naxyris SA (collectively, the “Purchasers”). Pursuant to the SPA, the Company agreed to grant to each of the Purchasers a Private Offering Warrant exercisable at an exercise price of $0.01 per share for the purchase of a number of shares of the Company’s common stock equal to 10% of the shares purchased by such investor. The exercisability of the Private Offering Warrants will be subject to stockholder approval. The Company intends to solicit such approval promptly, and the parties subject to the Voting Agreements have agreed to vote in favor of the exercisability of these warrants.

Liquidity

We have incurred significant losses since our inception and believe that we will continue to incur losses and negative cash flow from operations through at least 2016. As of June 30, 2015, we had an accumulated deficit of $918.5 million and had cash, cash equivalents and short term investments of $12.1 million. We have significant outstanding debt and contractual obligations related to capital and operating leases, as well as purchase commitments. Refer to "Liquidity and Capital Resources" for further details.

Results of Operations

Comparison of Three Months Ended June 30, 2015 and 2014

Revenues

	Three Months Ended June 30,
	2015	2014	Period-to-period Change	Percentage Change
	(Dollars in thousands)
Revenues
Renewable product sales	$3,340	$4,379	$(1,039)	(24)%
Related party renewable product sales	—	31	(31)	(100)%
Total product sales	3,340	4,410	(1,070)	(24)%
Grants and collaborations revenue	4,503	4,897	(394)	(8)%
Total grants and collaborations revenue	4,503	4,897	(394)	(8)%
Total revenues	$7,843	$9,307	$(1,464)	(16)%

Our total revenues decreased by $1.5 million to $7.8 million for the three months ended June 30, 2015, as compared to the same period in the prior year due to the decrease in product sales and the completion of government grant activity in the first quarter of fiscal year 2015.

Product sales decreased by $1.1 million to $3.3 million for the three months ended June 30, 2015, as compared to the same period in the prior year primarily due to unfavorable foreign currency fluctuations of $0.5 million impacting our diesel fuel sales in Brazil and cosmetics products sales in Europe and Asia, along with customer discounts. Cosmetics products sales declined as a result of lower average selling prices driven by unfavorable currency fluctuations and customer discounts. This decrease was partly offset by increased sales of diesel fuel products in Brazil compared to the same period in the prior year.

Grants and collaborations revenue decreased by $0.4 million to $4.5 million for the three months ended June 30, 2015, as compared to the same period in the prior year to a $1.6 million decrease in government grant revenue resulting mainly from the completion of the DARPA Technology Investment Agreement with the Defense Advanced Research Projects Agency (or “DARPA”) during the first quarter of fiscal year 2015. This decrease was partly offset by an increase in collaborations revenue of $1.3 million resulting from new collaborations with Braskem, Michelin and Kuraray.

Cost and Operating Expenses

	Three Months Ended June 30,
	2015	2014	Period-to-period Change	Percentage Change
	(Dollars in thousands)
Cost of products sold	$10,959	$7,511	$3,448	46%
Loss on purchase commitments and write-off of production assets	—	52	(52)	(100)%
Research and development	11,168	12,175	(1,007)	(8)%
Sales, general and administrative	14,375	13,971	404	3%
Total cost and operating expenses	$36,502	$33,709	$2,793	8%

Cost of Products Sold

Our cost of products sold includes cost of raw materials, labor and overhead, amounts paid to contract manufacturers, period costs related to inventory write-downs resulting from applying lower of cost or market inventory valuations, and costs related to scale-up in production of such products. Our cost of products sold increased by $3.4 million to $11.0 million for the three months ended June 30, 2015, as compared to the same period in the prior year, primarily driven by product mix, and higher inventory provisions related to the lower expected price of future fuels sales compared to our higher inventory cost and higher excess capacity charge based on timing of production. Our farnesene cash production costs per liter, have steadily declined since the commencement of production at our manufacturing facility in Brotas, Brazil, consistent with increases in volume and production efficiency. We expect the downward trend, subject to periodic fluctuations, in cash production costs per liter to continue as we continually improve strains, operational efficiency and /or increase volumes. Cash production costs per liter, includes costs of feedstock, nutrients and other chemical ingredients, labor, utilities and other plant overhead.

Research and Development Expenses

Our research and development expenses decreased by $1.0 million to $11.2 million for the three months ended June 30, 2015, as compared to the same period in the prior year, primarily as a result of a decrease of $0.4 million in stock-based compensation, $0.3 million from facilities and rent expense and depreciation expense, $0.2 million in salaries and benefits expense and $0.1 million from lab supplies and equipment. Research and development expenses included stock-based compensation expense of $0.5 million and $0.9 million during the three months ended June 30, 2015 and 2014, respectively.

Sales, General and Administrative Expenses

Our sales, general and administrative expenses increased by $0.4 million to $14.4 million for the three months ended June 30, 2015, as compared to the same period in the prior year, primarily due to increases in consulting and outside services and personnel-related expense from the hiring of a sales and marketing force to support the Company’s product commercialization plans, offset in part by a decrease in stock-based compensation. Sales, general and administrative expenses included stock-based compensation expense of $1.5 million and $2.8 million during the three months ended June 30, 2015 and 2014, respectively.

Other Income (Expense)

	Three Months Ended June 30,
	2015	2014	Period-to-period Change	Percentage Change
	(Dollars in thousands)
Other income (expense):
Interest income	$58	$148	$(90)	(61)%
Interest expense	(45,986)	(6,802)	(39,184)	576%
Gain (loss) from change in fair value of derivative instruments	28,834	(3,252)	32,086	(987)%
Income (loss) from extinguishment of debt	—	(1,082)	1,082	(100)%
Other income (expense), net	(667)	215	(882)	(410)%
Total other income (expense)	$(17,761)	$(10,773)	$(6,988)	(65)%

Total other expense increased by $7.0 million to $17.8 million for the three months ended June 30, 2015, as compared to the same period in the prior year primarily due to the increases in interest expense of $39.2 million associated with our increased borrowing, including a $36.6 million charge due to acceleration of the accretion of debt discount on the Total and Temasek convertible notes converted to equity in July 2015, $0.9 million in other expense and the decrease of $0.1 million in interest income, offset by the increase in gain from change in fair value of derivative instruments of $32.1 million due to a change in the estimated fair value of our compound embedded derivative liabilities associated with our senior secured convertible promissory notes as a result of the changes in the inputs used in the valuation models from one reporting period to another, principally the decrease in the Company’s stock price and the shortening in the assumed conversion date for certain convertible notes held by Total and Temasek, the change in fair value of our interest rate swap derivative liability, and the decrease of $1.1 million in loss from extinguishment of debt.

Comparison of Six Months Ended June 30, 2015 and 2014

Revenues

	Six Months Ended June 30,
	2015	2014	Year-to-Year Change	Percentage Change
	(Dollars in thousands)
Revenues
Renewable product sales	$5,435	$7,221	$(1,786)	(25)%
Related party renewable product sales	—	34	(34)	(100)%
Total product sales	5,435	7,255	(1,820)	(25)%
Grants and collaborations revenue	10,280	8,093	2,187	27%
Total grants and collaborations revenue	10,280	8,093	2,187	27%
Total revenues	$15,715	$15,348	$367	2%

Our total revenues increased by $0.4 million to $15.7 million for the six months ended June 30, 2015, as compared to the same period in the prior year, due to the achievement of collaboration milestones and the timing of revenue recognition related to previous collaboration payments. This increase was partly offset by an unfavorable foreign currency fluctuations of $0.7 million, lower fragrance sales due to the timing of a large fragrance molecule sale in the first quarter of 2014 as well as the completion of several government grant contracts.

Product sales decreased by $1.8 million to $5.4 million for the six months ended June 30, 2015, as compared to the same period in the prior year primarily due to the decrease in cosmetics products as a result of lower average selling prices driven by unfavorable currency fluctuations of $0.7 million, and customer discounts. Contributing also to the decrease in product sales were lower sales of flavors and fragrances products compared to the same period in the prior year.

Grants and collaborations revenue increased by $2.2 million to $10.3 million for the six months ended June 30, 2015, as compared to the same period in the prior year. Collaborations revenue from non-related parties increased $4.2 million due to increases from achievement of the second performance milestone related to a flavors and fragrances product, along with collaborations revenues from existing and new collaborations. This increase was partly offset by the decrease of $2.0 million in government grant revenue mainly resulting from the completion of the DARPA Technology Investment Agreement during the first quarter of fiscal year 2015.

Cost and Operating Expenses

	Six Months Ended June 30,
	2015	2014	Year-to-Year Change	Percentage Change
	(Dollars in thousands)
Cost of products sold	$17,602	$13,747	$3,855	28%
Loss on purchase commitments and write-off of production assets	—	159	(159)	(100)%
Research and development	23,178	25,161	(1,983)	(8)%
Sales, general and administrative	28,756	27,370	1,386	5%
Total cost and operating expenses	$69,536	$66,437	$3,099	5%

Cost of Products Sold

Our cost of products sold increased by $3.9 million to $17.6 million for the six months ended June 30, 2015, as compared to the same period in the prior year, primarily driven by product mix, and higher inventory provisions related to the lower expected price of future fuels sales compared to our higher inventory cost and higher excess capacity charges based on timing of production.

Research and Development Expenses

Our research and development expenses decreased by $2.0 million to $23.2 million for the six months ended June 30, 2015, as compared to the same period in the prior year, primarily as a result of a decrease of $0.5 million in stock-based compensation, $0.7 million from facilities and rent expense and depreciation expense, $0.5 million in consulting and outside services and lab supplies and equipment and $0.3 million from our overall cost reduction efforts and lower spending to manage our operating costs. Research and development expenses included stock-based compensation expense of $1.2 million and $1.7 million during the six months ended June 30, 2015 and 2014, respectively.

Sales, General and Administrative Expenses

Our sales, general and administrative expenses increased by $1.4 million to $28.8 million for the six months ended June 30, 2015, as compared to the same period in the prior year, primarily due to increases in consulting and outside services and personnel-related expense from the hiring of a sales and marketing force to support the Company’s product commercialization plans, as well as a severance-related charge, offset in part by a decrease in stock-based compensation. Sales, general and administrative expenses included stock-based compensation expense of $3.5 million and $5.5 million during the six months ended June 30, 2015 and 2014, respectively.

Other Income (Expense)

	Six Months Ended June 30,
	2015	2014	Year-to-Year Change	Percentage Change
	(Dollars in thousands)
Other income (expense):
Interest income	$144	$204	$(60)	(29)%
Interest expense	(54,468)	(11,552)	(42,916)	372%
Gain (loss) from change in fair value of derivative instruments	11,422	54,148	(42,726)	(79)%
Income (loss) from extinguishment of debt	—	(10,512)	10,512	(100)%
Other income (expense), net	(1,036)	93	(1,129)	(1214)%
Total other income (expense)	$(43,938)	$32,381	$(76,319)	(236)%

Total other expense decreased by $76.3 million to $43.9 million for the six months ended June 30, 2015, as compared to the same period in the prior year primarily attributable to the decreases in gain from change in fair value of derivative instruments of $42.7 million due to a change in the fair value of our compound embedded derivative liabilities associated with our senior secured convertible promissory notes as a result of the changes in the inputs used in the valuation models from one reporting period to another, such as stock price, credit risk rate, estimated stock volatility, the change in fair value of our interest rate swap derivative liability and in interest income of $0.1 million and the increases of $42.9 million in interest expense associated with our increased borrowings, including a $36.6 million charge in the six months ended June 30, 2015 due to acceleration of the accretion of debt discount on the Total and Temasek convertible notes converted to equity in July 2015, and in other expense of $1.1 million, offset by the decrease in loss from extinguishment of debt of $10.5 million.

Liquidity and Capital Resources

	June 30, 2015	December 31, 2014
	(Dollars in thousands)
Working capital deficit, excluding cash and cash equivalents	$(29,543)	$(8,441)
Cash and cash equivalents and short-term investments	$12,116	$43,422
Debt and capital lease obligations	$284,667	$233,277
Accumulated deficit	$(918,522)	$(819,152)

	Six Months Ended June 30,
	2015	2014
	(Dollars in thousands)
Net cash used in operating activities	$(32,791)	$(35,827)
Net cash used in investing activities	$(2,873)	$(3,990)
Net cash provided by financing activities	$5,544	$122,143

Working Capital Deficit. Our working capital deficit, excluding cash and cash equivalents, was $29.5 million at June 30, 2015, which represents an increase of $21.1 million compared to a working capital deficit of $8.4 million at December 31, 2014. The increase of $21.1 million in working capital deficit during the six months ended June 30, 2015 was primarily due to increases of $4.3 million in current portion of debt resulting from loan repayments to Hercules falling due, $6.3 million in deferred revenue, $3.1 million in accounts payable and $1.2 million in accrued and other current liabilities, together with decreases of $5.7 million in accounts receivable, $3.4 million in inventory and $0.1 million in short-term investments, offset by increases of $2.4 million in prepaid expenses and other current assets and $0.6 million in restricted cash.

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

Liquidity. We have incurred significant losses since our inception and believe that we will continue to incur losses and negative cash flow from operations through at least 2016. As of June 30, 2015, we had an accumulated deficit of $918.5 million and had cash, cash equivalents and short term investments of $12.1 million. We have significant outstanding debt and contractual obligations related to capital and operating leases, as well as purchase commitments.

As of June 30, 2015, our debt, net of discount of $37.3 million, totaled to $284.0 million, of which $21.4 million matures within the next twelve months. In addition to upcoming debt maturities, our debt service obligations over the next twelve months are significant, including $8.4 million of anticipated interest payments. Our debt agreements also contain various covenants, including restrictions on our business that could cause us to be at risk of defaults, such as the requirement to maintain unrestricted, unencumbered cash in an amount equal to at least 50% of the principal amount outstanding under the Hercules Loan Facility (as defined below). Refer to Note 5, "Debt" and Note 6, “Commitments and Contingencies” for further details of our debt arrangements.

Our operating plan for 2015 contemplates a significant reduction in our net cash outflows, resulting from (i) revenue growth from sales of existing and new products with positive gross margins, (ii) reduced production costs compared to prior periods as a result of manufacturing and technical developments in 2014, (iii) increased cash inflows from collaborations compared to 2014, (iv) maintaining operating expenses at levels consistent with 2014, and (v) access to various financing commitments (see Note 5, “Debt” and Note 8 “Significant Agreements” for details of financing commitments, and Note 18 “Subsequent events” for details of financing transactions subsequent to June 30, 2015).

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

If we are unable to raise additional financing, or if other expected sources of funding are delayed or not received, we would take the following actions as early as the third quarter of 2015 to support our liquidity needs through the remainder of 2015 and into 2016:

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

Collaboration Funding. During 2015, we received $30.0 million in collaboration funding. $13.0 million of the funding under a collaboration agreement with a flavors and fragrances partner. In January 2015, we received $10.85 million in additional research and development funding from Total through the issuance of a 1.5% Senior Secured Convertible Note to Total as described above under “Overview - Total Relationship". This amount was the final installment of the third closing under the Total Purchase Agreement. We received additional collaboration funding from various other partners during 2015, including $2.2 million in January 2015 under an isoprene collaboration with Michelin and Braskem, and $2.0 million in March 2015 under a farnesene collaboration with Kuraray.

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

Government Contracts. In June 2012, we entered into a Technology Investment Agreement with DARPA, under which we are performing certain research and development activities funded in part by DARPA. The work is to be performed on a cost-share basis, where DARPA funds 90% of the work and we fund the remaining 10% (primarily by providing specified labor). The agreement provided for funding of up to approximately $7.7 million over two years based on achievement of program milestones, and, accordingly, if fully funded, we would be responsible for contributions equivalent to approximately $0.9 million. The agreement had an initial term of one year and at DARPA's option, was renewable for an additional year. The agreement was renewed by DARPA in May 2013 and extended in July 2014. Through June 30, 2015, we had recognized $7.7 million in revenue under this agreement, of which $0.1 million was recognized during the six months ended June 30, 2015. Total cash received under this agreement as of June 30, 2015 was $7.7 million, of which $0.2 million was received during the six months ended June 30, 2015.

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

In July 29, 2015, the Company sold and issued 16,025,642 shares of the Company’s Common Stock, $0.0001 par value per share (the “Common Stock”), at a price per share of $1.56, under a Securities Purchase Agreement, dated as of July 24, 2015 (the “SPA”), by and among the Company, Foris Ventures, LLC, Wolverine Flagship Fund Trading Limited, Nomis Bay Ltd., Total, Connective Capital I Master Fund, LTD, Connective Capital Emerging Energy QP, LP and Naxyris SA (collectively, the “Purchasers”). The aggregate funds raised was $25.0 million.

Export Financing with ABC Brasil. In March 2013, we entered into a one-year export financing agreement with ABC for approximately $2.5 million to fund exports through March 2014. This loan was collateralized by future exports from our subsidiary in Brazil. As of June 30, 2015, the loan was fully paid.

In March 2014, we entered into an additional one-year-term export financing agreement with ABC for approximately $2.2 million to fund exports through March 2015. This loan is collateralized by future exports from our subsidiary in Brazil. As of June 30, 2015, the principal amount outstanding under this agreement was zero.

In April 2015, we entered into an additional one-year-term export financing agreement with ABC for approximately $1.6 million to fund exports through April 2016. This loan is collateralized by future exports from our subsidiary in Brazil. As of June 30, 2015, the principal amount outstanding under this agreement was $1.6 million.

Banco Pine/Nossa Caixa Financing. In July 2012, we entered into a Note of Bank Credit and a Fiduciary Conveyance of Movable Goods agreement with each of Nossa Caixa and Banco Pine. Under these instruments, we borrowed an aggregate of R$52.0 million (approximately US$16.8 million based on the exchange rate as of June 30, 2015) as financing for capital expenditures relating to our manufacturing facility in Brotas, Brazil. Under the loan agreements, Banco Pine agreed to lend R$22.0 million and Nossa Caixa agreed to lend R$30.0 million. The loans have a final maturity date of July 15, 2022 and bear a fixed interest rate of 5.5% per year. The loans are also subject to early maturity and delinquency charges upon occurrence of certain events including interruption of manufacturing activities at our manufacturing facility in Brotas, Brazil for more than 30 days, except during sugarcane off-season. The loans are secured by certain of our farnesene production assets at the manufacturing facility in Brotas, Brazil and we were required to provide parent guarantees to each of the lenders. As of June 30, 2015 and December 31, 2014, a principal amount of $14.8 million and $18.6 million, respectively, was outstanding under these loan agreements.

BNDES Credit Facility. In December 2011, we entered into the BNDES Credit Facility to finance a production site in Brazil. The BNDES Credit Facility was for R$22.4 million (approximately US$7.2 million based on the exchange rate as of June 30, 2015). This BNDES Credit Facility was extended as project financing for a production site in Brazil. The credit line is divided into an initial tranche for up to approximately R$19.1 million and an additional tranche of approximately R$3.3 million that becomes available upon delivery of additional guarantees. As of June 30, 2015 and December 31, 2014, we had R$9.6 million (approximately US$3.1 million based on the exchange rate as of June 30, 2015) and R$11.5 million (approximately US$4.3 million based on the exchange rate as of December 30, 2014), respectively, in outstanding advances under the BNDES Credit Facility.

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

The BNDES Credit Facility is collateralized by first priority security interest in certain of our equipment and other tangible assets totaling R$24.9 million (approximately US$8.0 million based on the exchange rate as of June 30, 2015). We are a parent guarantor for the payment of the outstanding balance under the BNDES Credit Facility. Additionally, we were required to provide a bank guarantee equal to 10% of the total approved amount (R$22.4 million in total debt) available under the BNDES Credit Facility. For advances in the second tranche (above R$19.1 million), we are required to provide additional bank guarantees equal to 90% of each such advance, plus additional Amyris guarantees equal to at least 130% of such advance. The BNDES Credit Facility contains customary events of default, including payment failures, failure to satisfy other obligations under the credit facility or related documents, defaults in respect of other indebtedness, bankruptcy, insolvency and inability to pay debts when due, material judgments, and changes in control of Amyris Brasil. If any event of default occurs, BNDES may terminate its commitments and declare immediately due all borrowings under the facility.

FINEP Credit Facility. In November 2010, we entered into a credit facility with Financiadora de Estudos e Projetos (or FINEP), a state-owned company subordinated to the Brazilian Ministry of Science and Technology (or the “FINEP Credit Facility”) to finance a research and development project on sugarcane-based biodiesel (or the “FINEP Project”) and provided for loans of up to an aggregate principal amount of R$6.4 million (approximately US$2.1 million based on the exchange rate as of June 30, 2015) which are secured by a chattel mortgage on certain equipment of Amyris as well as by bank letters of guarantee. All available credit under this facility was fully drawn. As of June 30, 2015, the total outstanding loan balance under this credit facility was R$3.8 million (approximately US$1.2 million based on the exchange rate as of June 30, 2015).

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

The FINEP Credit Facility contains the following significant terms and conditions:

•	We are required to share with FINEP the costs associated with the FINEP Project. At a minimum, we are required to contribute approximately R$14.5 million (US$ 4.7 million based on the exchange rate as of June 30, 2015) of which R$11.1 million was contributed prior to the release of the second disbursement. All four disbursements have been completed and we have fulfilled all of our cost sharing obligations,

•	After the release of the first disbursement, prior to any subsequent drawdown from the FINEP Credit Facility, we were required to provide bank letters of guarantee of up to R$3.3 million in aggregate (approximately US$1.1 million based on the exchange rate as of June 30, 2015) before receiving the second installment in December 2012. We obtained the bank letters of guarantee from ABC,

•	Amounts disbursed under the FINEP Credit Facility were required to be used towards the FINEP Project within 30 months after the contract execution.

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

As of June 30, 2015, $27.3 million was outstanding under the Hercules Loan Facility, net of discount of $0.2 million. Our loan facility with Hercules requires us to maintain unrestricted, unencumbered cash in an amount equal to at least 50% of the principal amount outstanding under such facility, and to pay $0.8 million if we had not canceled or repaid any amounts drawn on the additional credit line issued under the facility or raised at least $20 million of new equity financing by June 30, 2015. We received a waiver from Hercules with respect to non-compliance with such covenants. We are in compliance with all debt agreements.

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

In July 2015, we completed a private placement, selling 16,025,642 shares of our common stock to various investors for aggregate proceeds of $25.0 million. See “Management’s Discussion and Analysis of Financial Condition and Operations—Overview” above for more information regarding this recent financing.

Cash Flows during the Six Months Ended June 30, 2015 and 2014

Cash Flows from Operating Activities

Our primary uses of cash from operating activities are costs related to production and sales of our products and personnel-related expenditures, offset by cash received from product sales, grants and collaborations. Cash used in operating activities was $32.8 million and $35.8 million for the six months ended June 30, 2015 and 2014, respectively.

Net cash used in operating activities of $32.8 million for the six months ended June 30, 2015 was attributable to our net loss of $99.4 million, offset by net non-cash charges of $44.8 million and net change in our operating assets and liabilities of $21.8 million. Net non-cash charges of $44.8 million for the six months ended June 30, 2015 consisted primarily of a $43.1 million of amortization of debt discount, including a $36.6 million charge due to acceleration of accretion of debt discount on the Total and Temasek convertible notes converted to equity in July 2015, $6.8 million of depreciation and amortization expenses, $4.7 million of stock-based compensation, $1.5 million of loss from investment in affiliate and $0.1 million of loss on disposition of property, plant and equipment, offset by a $11.4 million change in the fair value of derivative instruments related to the embedded derivative liabilities associated with our senior secured convertible promissory notes and currency interest rate swap derivative liability. Net change in operating assets and liabilities of $21.8 million for the six months ended June 30, 2015 primarily consisted of $9.7 million increase in accounts payable and accrued other liabilities, $6.2 million increase in accounts receivable and related party accounts receivable, $5.1 million increase in deferred revenue related to the funds received under a collaboration agreement and $3.3 million increase in inventory, offset by $2.5 million decrease in prepaid expenses and other assets and deferred rent.

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

Cash Flows from Investing Activities

Our investing activities consist primarily of capital expenditures and other investment activities. Net cash used in investing activities of $2.9 million for the six months ended June 30, 2015, resulted from $1.8 million of purchases of property, plant and equipment and a $1.1 million loan made to our equity method investee, Novvi.

Net cash used in investing activities of $4.0 million for the six months ended June 30, 2014, was a result of $2.1 million of capital expenditures mainly due to maintenance and upgrades at our facility in Brotas, Brazil, and investments in our equity method investee, Novvi, of $2.1 million, offset by $0.1 million in net maturities of investments.

Cash Flows from Financing Activities

Net cash provided by financing activities of $5.5 million for the six months ended June 30, 2015, was a result of the receipt of $10.9 million from debt issued to a related party, which related to the closing of the final installment of the Senior Secured Convertible Notes issued to Total under the July 2012 Agreements and $1.6 million of proceeds from a one-year term export financing agreement with ABC, offset by $6.6 million of principal payments on debt and $0.4 million of principal payments on capital leases.

Net cash provided by financing activities of $122.1 million for the six months ended June 30, 2014, was a result of the net receipt of $126.2 million from debt and equity financing, which included $75.0 million from the 144A Convertible Note Offering, of which $24.7 million was sold to related parties, $29.7 million from the Hercules Loan Facility, $28.0 million financing from third parties in relation to the Tranche II Notes, $2.2 million from a one-year term export financing agreement with ABC and $4.0 million proceeds from issuance of common stock in private placements, offset by payments of discount and expenses of $3.0 million and settlement of Total R&D Convertible Note of $9.7 million. These cash inflows were further offset by other principal payments of debt of $3.6 million.

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

Contractual Obligations

The following is a summary of our contractual obligations as of June 30, 2015 (in thousands):

	Total	2015	2016	2017	2018	2019	Thereafter
Principal payments on long-term debt	$321,303	$9,801	$21,968	$106,711	$62,732	$114,679	$5,412
Interest payments on long-term debt, fixed rate(1)	76,618	4,544	7,677	13,181	30,338	20,486	392
Operating leases	55,626	3,524	6,690	6,695	6,745	6,772	25,200
Principal payments on capital leases	685	221	373	91	—	—	—
Interest payments on capital leases	58	28	27	3	—	—	—
Terminal storage costs	68	34	34	—	—	—	—
Purchase obligations(2)	2,443	1,098	431	882	32	—	—
Total	$456,801	$19,250	$37,200	$127,563	$99,847	$141,937	$31,004

65

____________________

(1)	Does not include any obligations related to make-whole interest or downround provisions. The fixed interest rates are more fully described in Note 5, "Debt" of our condensed consolidated financial statements.

(2)	Purchase obligations include noncancellable contractual obligations and construction commitments of $1.4 million, of which zero have been accrued as loss on purchase commitments.

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

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio and our outstanding debt obligations (including embedded derivatives therein). We generally invest our cash in investments with short maturities or with frequent interest reset terms. Accordingly, our interest income fluctuates with short-term market conditions. As of June 30, 2015, our investment portfolio consisted primarily of money market funds and certificates of deposit, all of which are highly liquid investments. Due to the short-term nature of our investment portfolio, we do not believe that an immediate 10% increase in interest rates would have a material effect on the fair value of our portfolio. Since we believe we have the ability to liquidate this portfolio, we do not expect our operating results or cash flows to be materially affected to any significant degree by a sudden change in market interest rates on our investment portfolio. Additionally, as of June 30, 2015, 100% of our outstanding debt is in fixed rate instruments or instruments which have capped rates. Therefore, our exposure to the impact of variable interest rates is limited. Changes in interest rates may significantly change the fair value of our embedded derivative liabilities.

Foreign Currency Risk

Most of our sales contracts are principally denominated in U.S. dollars and, therefore, our revenues are currently not subject to significant foreign currency risk. The functional currency of our wholly-owned consolidated subsidiary in Brazil is the local currency (Brazilian real) in which recurring business transactions occur. We do not use currency exchange contracts as hedges against amounts permanently invested in our foreign subsidiary. The amount we consider permanently invested in our foreign subsidiary and translated into U.S. dollars using the June 30, 2015 exchange rate is $119.3 million as of June 30, 2015 and $134.4 million at December 31, 2014. The decrease in the permanent investments in our foreign subsidiary between December 31, 2014 and June 30, 2015 is due to the appreciation of the U.S. dollar versus the Brazilian real. The potential loss in fair value, which would be principally recognized in Other Comprehensive Loss, resulting from a hypothetical 10% adverse change in quoted Brazilian real exchange rates is $11.9 million and $13.4 million as of June 30, 2015 and December 31, 2014, respectively. Actual results may differ.

We make limited use of derivative instruments, which includes currency interest rate swap agreements, to manage the Company's exposure to foreign currency exchange rate and interest rate related to the Company's Banco Pine loan. In June 2012, we entered into a currency interest rate swap arrangement with Banco Pine for R$22.0 million (approximately US$7.1 million based on the exchange rate as of June 30, 2015). The swap arrangement exchanges the principal and interest payments under the Banco Pine loan entered into in July 2012 for alternative principal and interest payments that are subject to adjustment based on fluctuations in the foreign exchange rate between the U.S. dollar and Brazilian real. The swap has a fixed interest rate of 3.94%. This arrangement hedges the fluctuations in the foreign exchange rate between the U.S. dollar and Brazilian real.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer (or “CEO”) and chief financial officer (or “CFO”), evaluated the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15(e) under the Securities Exchange Act of 1934, as amended (or the “Exchange Act”), as of the end of the period covered by this Quarterly Report on Form 10-Q.  Based on this evaluation, our CEO and CFO concluded that, as of June 30, 2015, our disclosure controls and procedures are designed and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during our second fiscal quarter ended June 30, 2015 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to Our Business

We have incurred losses to date, anticipate continuing to incur losses in the future, and may never achieve or sustain profitability.

We have incurred significant losses in each year since our inception and believe that we will continue to incur losses and negative cash flow from operations into at least 2016. As of June 30, 2015, we had an accumulated deficit of $918.5 million and had cash, cash equivalents and short term investments of $12.1 million. We have significant outstanding debt and contractual obligations related to capital and operating leases, as well as purchase commitments of $2.4 million. As of June 30, 2015, our debt totaled $284.0 million, net of discount of $37.3 million, of which $21.4 million matures within the next twelve months. In addition to upcoming debt maturities, our debt service obligations over the next twelve months are significant and may include potential early conversion payments of up to approximately $18.9 million (assuming all note holders convert) that could become due at any time after May 15, 2015 under our outstanding convertible promissory notes sold on May 22, 2014 pursuant to Rule 144A of the Securities Act (or the “144A Notes”). Furthermore, our debt agreements contain various covenants, including restrictions on business that could cause us to be at risk of defaults. We expect to incur additional costs and expenses related to the continued development and expansion of our business, including construction and operation of our manufacturing facilities, contract manufacturing, research and development operations, and operation of our pilot plants and demonstration facility. There can be no assurance that we will ever achieve or sustain profitability on a quarterly or annual basis.

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

If we are unable to raise additional financing, or if other expected sources of funding are delayed or not received, we would take the following actions as early as the third quarter of 2015 to support our liquidity needs through the remainder of 2015 and into 2016:

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

Our revenues are comprised of product revenues and grants and collaborations revenues. We generate the substantial majority of our product revenues from sales to distributors or collaborators and only a small portion from direct sales. Our collaboration and distribution agreements do not include any specific purchase obligations. The sales volume of our products in any given period has been difficult to predict. A significant portion of our product sales is dependent upon the interest and ability of third party distributors to create demand for, and generate sales of, such products to end-users. For example, if such distributors are unsuccessful in creating pull-through demand for our products with their customers, such distributors may purchase less of our products from us than we expect. In addition, many of our new and novel products are intended to be a component of other companies’ products; therefore, sales of our products may be contingent on our collaborators’ and/or customers’ timely and successful development and commercialization of end-use products that incorporate our products. Furthermore, we are beginning to market and sell some of our products directly to end-consumers, initially in the cosmetics and industrial cleaning markets. Because we have no prior experience in marketing and selling directly to consumers, it is difficult to predict how successful our efforts will be and we may not achieve the product sales we expect to achieve in the timeline we anticipate (if at all).

In addition, we have agreed to significant covenants in connection with our debt financing transactions. For example, our loan facility with Hercules Technology Growth Capital, Inc. (“Hercules”) required us to maintain unrestricted, unencumbered cash in an amount equal to at least 50% of the principal amount outstanding under this facility, and to pay $0.8 million if we had not canceled or repaid any amounts drawn on the additional credit line issued under the facility or raised at least $20 million of new equity financing by June 30, 2015. We have received a waiver from Hercules with respect to our non-compliance with such covenants. A failure to comply with the covenants and other provisions of our debt instruments, including any failure to make a payment when required would generally result in events of default under such instruments, which could permit acceleration of such indebtedness. If such indebtedness is accelerated, it would generally also constitute an event of default under our other outstanding indebtedness permitting acceleration of such other outstanding indebtedness. Any required repayment of our indebtedness as a result of acceleration or otherwise would lower our current cash on hand such that we would not have those funds available for use in our business or for payment on other outstanding indebtedness.

These factors have made it difficult to predict future revenue and have resulted in our revenue being below our previously announced guidance or analysts’ estimates. We continue to face these risks in the future, which may cause our stock price to decline.

A limited number of distributors, customers and collaboration partners account for a significant portion of our revenue, and the loss of major distributors, customers or collaboration partners could harm our operating results.

Our revenues have varied significantly from quarter to quarter and are dependent on sales to, and collaborations with, a limited number of distributors, customers and/or collaboration partners. We cannot be certain that distributors, customers and/or collaboration partners that have accounted for significant revenue in past periods, individually or as a group, will continue to generate similar revenue in any future period. If we fail to renew with, or if we lose a major distributor, customer or collaborator or group of distributors, customers or collaborators, our revenue could decline if we are unable to replace the lost revenue with revenue from other sources.

Our existing financing arrangements may cause significant risks to our stockholders and may impact our ability to pursue certain transactions and operate our business.

As of June 30, 2015, our debt totaled $284.0 million, net of discount of $37.3 million, of which $21.4 million matures within the next twelve months. After giving effect to the cancellation of indebtedness pursuant to the Exchange and the Commercial Agreements, our outstanding indebtedness at June 30, 2015 would have been approximately $321.3 million. Our cash balance after giving effect to the receipt of the net proceeds of this offering will be substantially less than the principal amount of this debt, and we will be required to generate cash from operations or raise additional working capital through future financings or sales of assets to enable us to repay this indebtedness as it becomes due. There can be no assurance that we will be able to do so.

In addition, we have agreed to significant covenants in connection with our debt financing transactions. For example, our loan facility with Hercules Technology Growth Capital, Inc. (“Hercules”) required us to maintain unrestricted, unencumbered cash in an amount equal to at least 50% of the principal amount outstanding under this facility, and to pay $0.8 million if we had not canceled or drawn on an additional credit facility or raised at least $20 million of new equity financing by June 30, 2015. We have received a waiver from Hercules with respect to our non-compliance with such covenants. A failure to comply with the covenants and other provisions of our debt instruments, including any failure to make a payment when required would generally result in events of default under such instruments, which could permit acceleration of such indebtedness. If such indebtedness is accelerated, it would generally also constitute an event of default under our other outstanding indebtedness permitting acceleration of such other outstanding indebtedness. Any required repayment of our indebtedness as a result of acceleration or otherwise would lower our current cash on hand such that we would not have those funds available for use in our business or for payment on other outstanding indebtedness.

If we are at any time unable to generate sufficient cash flow from operations to service our indebtedness when payment is due, we may be required to attempt to renegotiate the terms of the instruments relating to the indebtedness, seek to refinance all or a portion of the indebtedness or obtain additional financing. There can be no assurance that we will be able to successfully renegotiate such terms, that any such refinancing would be possible or that any additional financing could be obtained on terms that are favorable or acceptable to us. Any debt financing that is available could cause us to incur substantial costs and subject us to covenants that significantly restrict our ability to conduct our business. If we seek to complete additional equity financings, the interests of existing equity holders will be diluted.

In addition, the covenants in our debt agreements materially limit our ability to take certain actions, including our ability to incur indebtedness, pay dividends, make certain investments and other payments, enter into certain mergers and consolidations, and encumber and dispose of assets. For example, the purchase agreement for the Tranche I and Tranche II Notes requires us to obtain the consent of a majority of the purchasers of these notes before completing any change-of-control transaction, or purchasing assets in one transaction or a series of related transactions in an amount greater than $20.0 million, in each case while the notes are outstanding. The holders of these notes also have pro rata rights under which they could cancel up to the full amount of their outstanding notes to pay for equity securities that we issue in certain financings, which could delay or prevent us from completing such financings.

Our substantial leverage could adversely affect our ability to fulfill our obligations under our existing indebtedness and may place us at a competitive disadvantage in our industry.

Even with the completion of the Exchange, we continue to have substantial debt outstanding and we may incur additional indebtedness from time to time to finance working capital, product development efforts, strategic acquisitions, investments and alliances, capital expenditures or other general corporate purposes, subject to the restrictions contained in our existing indebtedness and in any other agreements under which we incur indebtedness. Our significant indebtedness and debt service requirements could adversely affect our ability to operate our business and may limit our ability to take advantage of potential business opportunities. For example, our high level of indebtedness presents the following risks:

•	we will be required to use a substantial portion of our cash flow from operations to pay principal and interest on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures, product development efforts, acquisitions, investments and strategic alliances and other general corporate requirements;

•	our substantial leverage increases our vulnerability to economic downturns and adverse competitive and industry conditions and could place us at a competitive disadvantage compared to those of our competitors that are less leveraged;

•	our debt service obligations could limit our flexibility in planning for, or reacting to, changes in our business and our industry and could limit our ability to pursue other business opportunities, borrow more money for operations or capital in the future and implement our business strategies;

•	our level of indebtedness and the covenants within our debt instruments may restrict us from raising additional financing on satisfactory terms to fund working capital, capital expenditures, product development efforts, strategic acquisitions, investments and alliances, and other general corporate requirements; and

•	our substantial leverage may make it difficult for us to attract additional financing when needed.

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

Several of our outstanding convertible debt instruments are accounted for under Accounting Standards Codification 815, Derivatives and Hedging (or ASC 815) as an embedded derivative. For instance, with respect to our 144A Notes, if the holders elect convert their 144A Notes on or after May 15, 2015, and if the last reported sale price of our common stock for 20 or more trading days (whether or not consecutive) in a period of 30 consecutive trading days ending within five trading days immediately prior to the date we receive a notice of such election exceeds the conversion price in effect on each such trading day, such converting holders will receive an early conversion payment equal to the present value of the remaining scheduled payments of interest that would have been made on the 144A Notes being converted from the earlier of the date that is three years after the date we receive such notice of conversion and maturity of the 144A Notes. The early conversion payment feature of the 144A Notes is accounted for under ASC 815 as an embedded derivative. ASC 815 requires companies to bifurcate conversion options from their host instruments and account for them as free standing derivative financial instruments according to certain criteria. The fair value of the derivative is remeasured to fair value at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value of the derivative being charged to earnings (loss). We have determined that we must bifurcate and account for the Early Conversion Payment feature of the notes as an embedded derivative in accordance with ASC 815. We have recorded this embedded derivative liability as a non-current liability on our consolidated balance sheet with a corresponding debt discount at the date of issuance that is netted against the principal amount of the 144A Notes. The derivative liability is remeasured to fair value at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value of the derivative liability being recorded in other income and loss. There is no current observable market for this type of derivative and, as such, we determine the fair value of the embedded derivative using the binomial lattice model. The valuation model uses the stock price, conversion price, maturity date, risk-free interest rate, estimated stock volatility and estimated credit spread. Changes in the inputs for these valuation models may have a significant impact on the estimated fair value of the embedded derivative liabilities. For example, an increase in the company's stock price results in an increase in the estimated fair value of the embedded derivative liabilities. The embedded derivative liability may have, on a GAAP basis, a substantial effect on our balance sheet from quarter to quarter and it is difficult to predict the effect on our future GAAP financial results, since valuation of these embedded derivative liabilities are based on factors largely outside of our control and may have a negative impact on our earnings and balance sheet.

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

As part of our arrangement to build the plant in Brotas, Brazil we have an agreement with Tonon Bioenergia S.A. (formerly Paraíso Bioenergia and referred to herein as Tonon) to purchase from Tonon sugarcane juice corresponding to a certain number of tons of sugarcane per year, along with specified water and vapor volumes. Until this annual volume is reached, we are restricted from purchasing sugarcane juice for processing in the facility from any third party, subject to limited exceptions, unless we pay the premium to Tonon that we would have paid if we bought the juice from them. As such, we will be relying on Tonon to supply such juice and utilities on a timely basis, in the volumes we need, and at competitive prices. If a third party can offer superior prices and Tonon does not consent to our purchasing from such third party, we would be required to pay Tonon the applicable premium, which would have a negative impact on our production cost. Furthermore, we agreed to pay a price for the juice that is based on the lower of the cost of two other products produced by Tonon using such juice, plus a premium. Tonon may not want to sell sugarcane juice to us if the price of one of the other products is substantially higher than the one setting the price for the juice we purchase. While the agreement provides that Tonon would have to pay a penalty to us if it fails to supply the agreed-upon volume of juice for a given month, the penalty may not be enough to compensate us for the increased cost if third-party suppliers do not offer competitive prices. Also, if the prices of the other products produced by Tonon increase, we could be forced to pay those increased prices for production without a related increase in the price at which we can sell our products, reducing or eliminating any margins we can otherwise achieve. If in the future these supply terms no longer provide a viable economic structure for the operation in Brotas, Brazil we may be required to renegotiate our agreement, which could result in manufacturing disruptions and delays.

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

We have various agreements with Sao Martinho S.A. (or SMSA) that contemplate construction of another large-scale manufacturing facility as a joint venture in Brazil. Under these agreements, we are responsible for designing and managing the construction project, and are responsible for the initial construction costs. We projected the construction costs of the project to be approximately $100.0 million. While we completed a significant portion of the construction of the plant before 2012, we delayed further construction and commissioning of the plant while we constructed and commissioned our production plant in Brotas, Brazil and we expect to continue to defer the project for SMA Indústria Química (or SMA), a joint venture with SMSA, for the near term based on economic considerations and to allow us to focus on operations at our production plant in Brotas, Brazil. We entered into an amendment to the joint venture agreement with SMSA in February 2014 which updated and documented certain preexisting business plan requirements related to the start-up of construction at the plant and set forth, among other things, (i) the extension of the deadline for the commencement of operations at the joint venture operated plant to no later than 18 months following the construction of the plant, which is required to occur no later than March 31, 2017, and (ii) the extension of an option held by SMSA to build a second large-scale farnesene production facility to no later than December 31, 2018 with the commencement of operations at such second facility to occur no later than April 1, 2019. In July 2015, we announced that we were in discussions with SMSA regarding the continuation of the joint venture.  Specifically, we and SMSA agreed to continue the joint venture pending discussions through August 31, 2015 in order to evaluate the best investment options available to optimize returns and provide balanced economics for both parties. In the event of termination of SMA, we are obligated to purchase SMSA’s interest in SMA in accordance with the joint venture agreements and transfer the headquarters of SMA to a new location. We believe a decision to discontinue the joint venture would not have an adverse impact on our revenues or operations, and that our existing manufacturing plant at Brotas in Brazil provides us with sufficient capacity to meet our near and mid-term business needs. If we and SMSA are unable to reach an agreement, this may trigger a non-cash impairment charge of up to approximately $38 million. Even if the parties determine to proceed with SMA, based on our shifting manufacturing priorities and uncertainty regarding financing availability, we cannot currently predict exactly when or if our facility at SMSA will be completed or commence commercial operations, which means that SMSA's anticipated contribution may continue to be delayed and may never occur. SMSA holds rights with respect to the termination and acquisition of our interests in SMA. For instance, if our Brazilian subsidiary, Amyris Brasil Ltda. (formerly Amyris Brasil S.A.) becomes controlled, directly or indirectly, by a competitor of SMSA, then SMSA has the right to acquire our interest in the joint venture and if SMSA becomes controlled, directly or indirectly, by a competitor of ours, then we have the right to sell our interest in the joint venture to SMSA. In either case, the purchase price is to be determined in accordance with the joint venture agreements, as amended, and we would continue to have the obligation to acquire products produced by the joint venture for the remainder of the term of the supply agreement then in effect even though we might no longer be involved in the joint venture's management.

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

While we have commenced commercial production at the Brotas, Brazil plant, we continue to commercially produce, process and manufacture some specialty molecules through the use of contract manufacturers, and we anticipate that we will continue to use contract manufacturers for the foreseeable future for chemical conversion and production of end-products and, to mitigate cost and volume risks at our large-scale production facilities, for production of Biofene and other fermentation target compounds. Establishing and operating contract manufacturing facilities requires us to make significant capital expenditures, which reduces our cash and places such capital at risk. For example, based on an evaluation of our assets associated with contract manufacturing facilities and anticipated levels of use of such facilities, we recorded zero from write-off of assets related to contract manufacturing (included in loss on purchase commitments and write off of property, plant and equipment of approximately zero for the three months ended June 30, 2015 and $1.8 million for the year ended December 31, 2014). Also, contract manufacturing agreements may contain terms that commit us to pay for capital expenditures and other costs incurred or expected to be earned by the plant operators and owners, which can result in contractual liability and losses for us even if we terminate a particular contract manufacturing arrangement or decide to reduce or stop production under such an arrangement. For example, in June 2013, we entered into a termination agreement with a contract manufacturer that required us to make payments totaling $8.8 million in 2013, of which $3.6 million was to satisfy outstanding obligations and $5.2 million was in lieu of additional payments otherwise owed.

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

Under certain other agreements with Total related to its original investment in our capital stock, for as long as Total owns 10% of our voting securities, it has rights to an exclusive negotiation period if our Board of Directors decides to sell our company. Total also has the right to designate one director to serve on our Board of Directors. Also, in connection with Total’s investments, our certificate of incorporation includes a provision that excludes Total from prohibitions on business combinations between Amyris and an “interested stockholder.” These provisions could have the effect of discouraging potential acquirers from making offers to acquire us, and give Total more access to Amyris than other stockholders if Total decides to pursue an acquisition.

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

Our joint venture with Total limits our ability to independently develop and commercialize farnesene-based jet fuels.

In July 2012 and December 2013, we entered into a series of agreements with Total to establish a research and development program regarding farnesene-based diesel and jet fuels and to form a joint venture, Total Amyris BioSolutions B.V., or JVCO, to produce and commercialize such products worldwide. In connection with the Exchange, we and Total expect to amend the agreements related to JVCO as follows: (i) increase Total’s ownership of JVCO’s stock to 75% and decrease our ownership of JVCO’s stock to 25%; (ii) limit JVCO’s exclusive, worldwide license under our intellectual property to producing and commercializing only farnesene-based jet fuels, subject to an exception for our jet fuels business in Brazil; (iii) grant JVCO an option, exercisable no later than March 1, 2018, to purchase our jet fuels business in Brazil pursuant to an agreed upon valuation process; and (iv) revert all previously granted diesel fuel rights to us. JVCO would retain a right to exercise a non-exclusive license to optimize or engineer yeast strains we use to produce farnesene for JVCO’s jet fuels, which license becomes exercisable after July 31, 2016 if we do not achieve technical goals in the underlying farnesene research and development program and do not negotiate an extension by such date. As a result of these licenses, we generally no longer have an independent right to make or sell farnesene-based jet fuels outside of Brazil without the approval of Total. If, for any reason, JVCO is not fully supported, or is not successful, and JVCO does not allow us to pursue farnesene-based jet fuels independently, this joint venture arrangement could impair our ability to develop and commercialize such jet fuels, which could have a material adverse effect on our business and long term prospects. For example, this arrangement could adversely affect our ability to enter or expand in the jet fuel market on terms that would otherwise be more favorable to us independently or with third parties.

On July 26, 2015, the Company entered into a Letter Agreement with Total (the "JVCO Letter Agreement") regarding the restructuring of ownership and rights of Total Amyris BioSolutions B.V., the jointly owned entity incorporated on November 29, 2013 to house the JV ("TAB"), pursuant to which the parties agreed to enter into an Amended and Restated Shareholders' Agreement among the Company, Total and TAB, a Deed of Amendment of Articles of Association of TAB, an Amended & Restated Jet Fuel License Agreement among the Company and TAB, and a License Agreement regarding Diesel Fuel in the EU between the Company and Total, all in order to reflect certain changes to the structure of TAB and license grants and related rights pertaining to TAB (together, with the Pilot Plant Agreement Amendment described below, collectively, the "Commercial Agreements"). The parties agreed to enter into the Commercial Agreements relating to TAB in a closing to occur on or before September 18, 2015, and the Pilot Plant Agreement Amendment was entered into on July 26, 2015.

Under the Commercial Agreements relating to TAB, the Company will grant exclusive (excluding its Brazil jet fuels business), world-wide, royalty-free rights to TAB for commercialization of farnesene- or farnesane-based jet fuel, and the parties agreed that, if TAB wishes to purchase farnesene- or farnesane for such business, they would negotiate a supply agreement on a "most-favored" pricing basis. TAB would also have an option until March 1, 2018 to purchase the assets of the jet portion of the Company's Brazil fuel business at a price based on the fair value of the commercial assets and the Company's investment in other related assets. TAB will no longer have any licenses or rights with regards to farnesene- or farnesane-based diesel fuel.

In addition, the Company will grant Total an exclusive, royalty-free license for the rights to offer for sale and sell in the European Union ("EU") farnesene- or farnesane-based diesel fuel, and the parties agreed that, if Total wishes to purchase farnesene- or farnesane for such business, they would negotiate a supply agreement on a "most-favored" pricing basis. For a to-be-negotiated, commercially reasonable, "most-favored" basis royalty to be paid to Amyris, Total will also have the right to make farnesene- or farnesane anywhere in the world solely for Total to offer for sale and sell it for diesel fuel in the EU.

Further, in accordance with the Commercial Agreements and pursuant to the JVCO Letter Agreement, Total will cancel R&D Notes in an aggregate principal amount of $5.0 million, plus all PIK and accrued interest under all outstanding R&D Notes and a note in the principal amount of Euro 50,000, plus accrued interest, issued by Amyris by Total in connection with the existing TAB capitalization, in exchange for an additional 25% of TAB (giving Total an aggregate ownership stake of 75% of TAB and giving the Company an aggregate ownership stake of 25% of TAB).

Additionally, in connection with the restructuring of the terms of TAB and the other Commercial Agreements, Total and the Company entered into Amendment #1 (the "Pilot Plant Agreement Amendment") to that certain Pilot Plant Services Agreement dated as of April 4, 2014 (as amended, the "Pilot Plant Agreement") whereby the Company and Total agreed to restructure the payment obligations of Total under the Pilot Plant Agreement. Under the original Pilot Plant Agreement, for a five year period, the Company is providing certain fermentation and downstream separations scale-up services and training to Total and receives an aggregate annual fee payable by Total for all services in the amount of up to approximately $900,000 per annum. Such annual fee is due in three equal installments payable on March 1, July 1 and November 1 each year during the term of the Pilot Plant Agreement. Under the Pilot Plant Agreement Amendment, in connection with the restructuring of TAB discussed above, Amyris agreed to waive a portion of these fees up to approximately $2.0 million, over the term of the Pilot Plant Agreement.

Our farnesene-based diesel fuels license to Total limits our ability to independently develop and commercialize farnesene-based diesel fuels in the European Union.

In conjunction with the reversion to us of the farnesene-based diesel fuel rights previously licensed to JVCO contemplated in connection with the Exchange (as described above), we expect to grant Total an exclusive license under our intellectual property to commercialize farnesene-based diesel fuel in the European Union and a non-exclusive right to produce such diesel fuel worldwide, but solely for sale in the European Union. Similar to our arrangement with JVCO, we would also grant Total a non-exclusive license to optimize or engineer yeast strains used by us to produce farnesene for Total’s diesel fuels for the European Union, which license becomes exercisable after July 31, 2016 if we do not achieve technical goals in the underlying farnesene research and development program and do not negotiate an extension by such date. As a result of these licenses, Amyris would generally no longer have an independent right to make or sell farnesene-based diesel fuels in the European Union without the approval of Total. If, for any reason, Total were not successful in selling farnesene-based diesel fuels in the European Union and did not allow us to independently pursue selling farnesene-based diesel fuels there, this arrangement could impair our ability to develop and commercialize such diesel fuels in the European Union, which could have a material adverse effect on our business and long term prospects.

In addition to granting Total the licenses described above, we also agreed that, if we were to experience a change of control or fail to make any required capital contribution to JVCO, Total has a right to buy out our interest in JVCO at fair market value. If Total were to exercise these rights, we would, in effect, relinquish our economic rights to the intellectual property we exclusively licensed to JVCO, and our ability to seek future revenue from farnesene-based jet fuel would be adversely affected (or completely prevented). This could significantly reduce the value of our product offerings and have a material adverse effect on our ability to grow our business in future years.

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

In Brazil, Conselho dos Produtores de Cana, Açúcar e Álcool (Council of Sugarcane, Sugar and Ethanol Producers or Consecana), an industry association of producers of sugarcane, sugar and ethanol, sets market terms and prices for general supply, lease and partnership agreements for sugarcane. If Consecana makes changes to such terms and prices, this could result in higher sugarcane prices and/or a significant decrease in the volume of sugarcane available for the production of our products. Furthermore, if Consecana were to cease to be involved in this process, such prices and terms could become more volatile. Similar principles apply to pricing of other feedstocks as well. Any of these events could adversely affect our business and results of operations.

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

For the foreseeable future, we will be subject to risks associated with the concentration of essential product sourcing and operations in Brazil. The Brazilian government has changed in the past, and may change in the future, monetary, taxation, credit, tariff, labor and other policies to influence the course of Brazil's economy. For example, the government's actions to control inflation have at times involved setting wage and price controls, adjusting interest rates, imposing taxes and exchange controls and limiting imports into Brazil. We have no control over, and cannot predict what policies or actions the Brazilian government may take in the future. Our business, financial performance and prospects may be adversely affected by, among others, the following factors:

•	delays or failures in securing licenses, permits or other governmental approvals necessary to build and operate facilities and use our yeast strains to produce products;

•	rapid consolidation in the sugar and ethanol industries in Brazil, which could result in a decrease in competition;

•	political, economic, diplomatic or social instability in or affecting Brazil;

•	changing interest rates;

•	tax burden and policies;

•	effects of changes in currency exchange rates;

•	any changes in currency exchange policy that lead to the imposition of exchange controls or restrictions on remittances abroad;

•	inflation;

•	land reform or nationalization movements;

•	changes in labor related policies;

•	export or import restrictions that limit our ability to move our products out of Brazil or interfere with the import of essential materials into Brazil;

•	changes in, or interpretations of foreign regulations that may adversely affect our ability to sell our products or repatriate profits to the United States;

•	tariffs, trade protection measures and other regulatory requirements;

•	compliance with United States and foreign laws that regulate the conduct of business abroad;

•	compliance with anti-corruption laws recently enacted in Brazil;

•	an inability, or reduced ability, to protect our intellectual property in Brazil including any effect of compulsory licensing imposed by government action; and

•	difficulties and costs of staffing and managing foreign operations.

We cannot predict whether the current or future Brazilian government will implement changes to existing policies on taxation, exchange controls, monetary strategy, labor relations, social security and the like, nor can we estimate the impact of any such changes on the Brazilian economy or our operations.

Brazil’s economy has recently experienced quarters of slow or negative gross domestic product growth and has experienced high inflation and a growing fiscal deficit of its federal government accounts. In addition, in recent months, major corruption scandals involving members of the executive, state-controlled enterprises and large private sector companies have been disclosed and are the subject of ongoing investigation by federal authorities. The final outcome of these investigations and their impact on the Brazilian economy is not yet known.

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

We use hazardous chemicals and radioactive and biological materials in our business and such materials are subject to a variety of federal, state and local laws and regulations governing the use, generation, manufacture, storage, handling and disposal of these materials in the United States and in Brazil. Although we have implemented safety procedures for handling and disposing of these materials and related waste products in an effort to comply with these laws and regulations, we cannot be sure that our safety measures will prevent accidental injury or contamination from the use, storage, handling or disposal of hazardous materials. In the event of contamination or injury, we could be held liable for any resulting damages, and any liability could exceed our insurance coverage. There can be no assurance that violations of environmental, health and safety laws will not occur in the future as a result of human error, accident, equipment failure or other causes. Compliance with applicable environmental laws and regulations may be expensive, and the failure to comply with past, present, or future laws could result in the imposition of fines, third party property damage, product liability and personal injury claims, investigation and remediation costs, the suspension of production, or a cessation of operations, and our liability may exceed our total assets. Liability under environmental laws can be joint and several, without regard to comparative fault and may be punitive in nature. Environmental laws could become more stringent over time, imposing greater compliance costs and increasing risks and penalties associated with violations, which could impair our research, development or production efforts and harm our business.

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

We have experienced, and expect to continue to experience, expansion of our business as we continue to make efforts to develop and bring our products to market. We have grown from 18 employees at the end of 2005 to 419 at June 30, 2015. Our growth and diversified operations have placed, and may continue to place, significant demands on our management and our operational and financial infrastructure. In particular, continued growth could strain our ability to:

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

Our commercial success will depend substantially on our ability to obtain patents and maintain adequate legal protection for our technologies and product candidates in the United States and other countries. As of June 30, 2015, we had 352 issued United States and foreign patents and 308 pending United States and foreign patent applications that were owned by or licensed to us. We will be able to protect our proprietary rights from unauthorized use by third parties only to the extent that our proprietary technologies and future products are covered by valid and enforceable patents or are effectively maintained as trade secrets.

We apply for patents covering both our technologies and product candidates, as we deem appropriate. However, filing, prosecuting, maintaining and defending patents on product candidates in all countries throughout the world would be prohibitively expensive, and our intellectual property rights in some countries outside the United States are less extensive than those in the United States. We may also fail to apply for patents on important technologies or product candidates in a timely fashion, or at all. Our existing and future patents may not be sufficiently broad to prevent others from practicing our technologies or from designing products around our patents or otherwise developing competing products or technologies. In addition, the patent positions of companies like ours are highly uncertain and involve complex legal and factual questions for which important legal principles remain unresolved. No consistent policy regarding the breadth of patent claims has emerged to date in the United States and the landscape is expected to become even more uncertain in view of recent rule changes by the United States Patent Office (or USPTO). Additional uncertainty may result from legal precedent by the United States Federal Circuit and Supreme Court as they determine legal issues concerning the scope and construction of patent claims and inconsistent interpretation of patent laws or from legislation enacted by the U.S. Congress. The patent situation outside of the United States is even less predictable. As a result, the validity and enforceability of patents cannot be predicted with certainty. Moreover, we cannot be certain whether:

•	we (or our licensors) were the first to make the inventions covered by each of our issued patents and pending patent applications;

•	we (or our licensors) were the first to file patent applications for these inventions;

•	others will independently develop similar or alternative technologies or duplicate any of our technologies;

•	any of our or our licensors' patents will be valid or enforceable;

•	any patents issued to us (or our licensors) will provide us with any competitive advantages, or will be challenged by third parties;

•	we will develop additional proprietary products or technologies that are patentable; or

•	the patents of others will have an adverse effect on our business.

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

Many companies have encountered significant problems in protecting and defending intellectual property rights in foreign jurisdictions. The legal systems of certain countries do not favor the enforcement of patents or other intellectual property rights, which could hinder us from preventing the infringement of our patents or other intellectual property rights. Proceedings to enforce our patent rights in the United States or foreign jurisdictions could result in substantial costs and divert our efforts and attention from other aspects of our business, could put our patents at risk of being invalidated or interpreted narrowly and our patent applications at risk of not issuing and could provoke third parties to assert patent infringement or other claims against us. We may not prevail in any lawsuits that we initiate and the damages or other remedies awarded, if any, may not be commercially meaningful. Accordingly, our efforts to enforce our intellectual property rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we develop or license from third parties.

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

We require new employees and consultants to execute confidentiality agreements upon the commencement of an employment or consulting arrangement with us. We additionally require consultants, contractors, advisors, corporate collaborators, outside scientific collaborators and other third parties that may receive trade secret information to execute confidentiality agreements. These agreements generally require that all confidential information developed by the individual or made known to the individual by us during the course of the individual's relationship with us be kept confidential and not disclosed to third parties. These agreements also generally provide that inventions conceived by the individual in the course of rendering services to us shall be our exclusive property. Nevertheless, our proprietary information may be disclosed, or these agreements may be unenforceable or difficult to enforce. If any of our trade secrets were to be lawfully obtained or independently developed by a competitor, we would have no right to prevent such third party, or those to whom they communicate such technology or information, from using that technology or information to compete with us. Additionally, trade secret law in Brazil differs from that in the United States which requires us to take a different approach to protecting our trade secrets in Brazil. Some of these approaches to trade secret protection may be novel and untested under Brazilian law and we cannot guarantee that we would prevail if our trade secrets are contested in Brazil. If any of the above risks materializes, our failure to obtain or maintain trade secret protection could adversely affect our competitive business position.

We may not be able to fully enforce covenants not to compete and not to solicit with our employees, and therefore we may be unable to prevent our competitors from benefiting from the expertise of such employees.

Our proprietary information and inventions agreements with our employees contain non-compete and non-solicitation provisions. These provisions prohibit our employees from competing directly with our business or proposed business or working for our competitors during their term of employment, and from directly and indirectly soliciting our employees and consultants to leave our company for any purpose. Under applicable U.S. and Brazilian law, we may be unable to enforce these provisions. If we cannot enforce these provisions with our employees, we may be unable to prevent our competitors from benefiting from the expertise of such employees. Even if these provisions are enforceable, they may not adequately protect our interests. The defection of one or more of our employees to a competitor could materially adversely affect our business, results of operations and ability to capitalize on our proprietary information.

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

If we or one of our collaborators are sued for infringing intellectual property rights or other proprietary rights of third parties, litigation could be costly and time consuming and could prevent us from developing or commercializing our future products.

Our commercial success depends on our and our collaborators’ ability to operate without infringing the patents and proprietary rights of other parties and without breaching any agreements we have entered into with regard to our technologies and product candidates. We cannot determine with certainty whether patents or patent applications of other parties may materially affect our ability to conduct our business. Our industry spans several sectors, including biotechnology, renewable fuels, renewable specialty chemicals and other renewable compounds, and is characterized by the existence of a significant number of patents and disputes regarding patent and other intellectual property rights. Because patent applications can take several years to issue, there may currently be pending applications, unknown to us, that may result in issued patents that cover our technologies or product candidates. We are aware of a significant number of patents and patent applications relating to aspects of our technologies filed by, and issued to, third parties. The existence of third-party patent applications and patents could significantly reduce the coverage of patents owned by or licensed to us and our collaborators and limit our ability to obtain meaningful patent protection. If we wish to make, use, sell, offer to sell, or import the technology or compound claimed in issued and unexpired patents owned by others, we will need to obtain a license from the owner, enter into litigation to challenge the validity of the patents or incur the risk of litigation in the event that the owner asserts that we infringe its patents. If patents containing competitive or conflicting claims are issued to third parties and these claims are ultimately determined to be valid, we and our collaborators may be enjoined from pursing research, development, or commercialization of products, or be required to obtain licenses to these patents, or to develop or obtain alternative technologies.

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

The industries in which we operate, and the biotechnology industry in particular, are characterized by frequent and extensive litigation regarding patents and other intellectual property rights. Many biotechnology companies have employed intellectual property litigation as a way to gain a competitive advantage. If any of our competitors have filed patent applications or obtained patents that claim inventions also claimed by us, we may have to participate in interference proceedings declared by the relevant patent regulatory agency to determine priority of invention and, thus, the right to the patents for these inventions in the United States. These proceedings could result in substantial cost to us even if the outcome is favorable. Even if successful, an interference proceeding may result in loss of certain claims. Our involvement in litigation, interferences, opposition proceedings or other intellectual property proceedings inside and outside of the United States, to defend our intellectual property rights, or as a result of alleged infringement of the rights of others, may divert management time from focusing on business operations and could cause us to spend significant resources, all of which could harm our business and results of operations.

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

Some of our intellectual property rights have been or may be developed in the course of research funded by the U.S. government, including under our agreements with DARPA. As a result, the U.S. government may have certain rights to intellectual property embodied in our current or future products pursuant to the Bayh-Dole Act of 1980. Government rights in certain inventions developed under a government-funded program include a non-exclusive, non-transferable, irrevocable worldwide license to use inventions for any governmental purpose. In addition, the U.S. government has the right to require us, or an assignee or exclusive licensee to such inventions, to grant licenses to any of these inventions to a third party if they determine that: (i) adequate steps have not been taken to commercialize the invention; (ii) government action is necessary to meet public health or safety needs; (iii) government action is necessary to meet requirements for public use under federal regulations; or (iv) the right to use or sell such inventions is exclusively licensed to an entity within the U.S. and substantially manufactured outside the U.S. without the U.S. government’s prior approval. Additionally, we may be restricted from granting exclusive licenses for the right to use or sell our inventions created pursuant to such agreements unless the licensee agrees to additional restricitons (e.g., manufacturing substantially all of the invention in the U.S.). The U.S. government also has the right to take title to these inventions if we fail to disclose the invention to the government and fail to file an application to register the intellectual property within specified time limits. In addition, the U.S. government may acquire title in any country in which a patent application is not filed within specified time limits. Additionally, certain inventions are subject to transfer restrictions during the term of these agreements and for a period thereafter, including sales of products or components, transfers to foreign subsidiaries for the purpose of the relevant agreements, and transfers to certain foreign third parties. If any of our intellectual property becomes subject to any of the rights or remedies available to the U.S. government or third parties pursuant to the Bayh-Dole Act of 1980, this could impair the value of our intellectual property and could adversely affect our business.

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

We apply the applicable accounting principles set forth in the United States Financial Accounting Standards Board's Accounting Standards Codification to our intangible assets (including goodwill), which prohibits the amortization of intangible assets with indefinite useful lives and requires that these assets be reviewed for impairment at least annually. There are several methods that can be used to determine the estimated fair value of the in-process research and development acquired in a business combination. We have used the “income method,” which applies a probability weighting that considers the risk of development and commercialization, to the estimated future net cash flows that are derived from projected sales revenues and estimated costs. These projections are based on factors such as relevant market size, pricing of similar products, and expected industry trends. The estimated future net cash flows are then discounted to the present value using an appropriate discount rate. These assets are treated as indefinite-lived intangible assets until completion or abandonment of the projects, at which time the assets will be amortized over the remaining useful life or written off, as appropriate. If the carrying amount of the assets is greater than the measures of fair value, impairment is considered to have occurred and a write-down of the asset is recorded. Any finding that the value of our intangible assets has been impaired would require us to write-down the impaired portion, which could reduce the value of our assets and reduce our net income for the year in which the related impairment charges occur. As of June 30, 2015, we had a net carrying value of approximately $6.1 million in in-process research and development and goodwill associated with our acquisition of Draths Corporation.

Our ability to use our net operating loss carryforwards to offset future taxable income may be subject to certain limitations.

In general, under Section 382 of the Internal Revenue Code (or the Code), a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change net operating loss carryforwards (or NOLs), to offset future taxable income. If the Internal Revenue Service challenges our analysis that our existing NOLs are not subject to limitations arising from previous ownership changes, or if we undergo an ownership change, our ability to utilize NOLs could be limited by Section 382 of the Code. Future changes in our stock ownership, some of which are outside of our control, could result in an ownership change under Section 382 of the Code. Furthermore, our ability to utilize NOLs of companies that we may acquire in the future may be subject to limitations. For these reasons, we may not be able to utilize a material portion of the NOLs carryforward as of June 30, 2015, even if we attain profitability.

Loss of, or inability to secure government contract revenues could impair our business.

We have contracts or subcontracts with certain governmental agencies or their contractors. Generally, these agreements, as they may be amended or modified from time to time, have fixed terms and may be terminated, modified or be subject to recovery of payments by the government agency under certain conditions (such as failure to comply with detailed reporting and governance processes or failure to achieve milestones). Under these agreements, we are also subject to audits, which can result in corrective action plans and penalties up to and including termination. If these governmental agencies terminate these agreements with us, it could reduce our revenues which could harm our business. Additionally, we anticipate securing additional government contracts as part of our business plan for 2015 and beyond. If we are unable to secure such government contracts, it could harm our business.

Our headquarters and other facilities are located in an active earthquake and tsunami zone, and an earthquake or other types of natural disasters affecting us or our suppliers could cause resource shortages and disrupt and harm our results of operations.

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

Risks Related to Our Common Stock

Our stock price may be volatile.

The market price of our common stock has been, and we expect it to continue to be, subject to significant volatility, and it has declined significantly from our initial public offering price. As of June 30, 2015, the reported closing price for our common stock on The NASDAQ Global Select Market was $1.95 per share. Market prices for securities of early stage companies have historically been particularly volatile. Such fluctuations could be in response to, among other things, the factors described in this “Risk Factors” section or elsewhere in this prospectus supplement, or other factors, some of which are beyond our control, such as:

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

The concentration of our capital stock ownership with insiders will limit the ability to influence corporate matters.

As of July 31, 2015:

•	our executive officers and directors and their affiliates (including Total) together held more than 75% of our outstanding common stock;

•	Temasek (who has a designee on our Board of Directors) held approximately 27% of our outstanding common stock; and

•	Total held approximately 29% of our outstanding common stock.

Furthermore, Total and Temasek each hold the Remaining Notes, which are convertible into approximately 17,601,584 and 7,042,254 shares of our common stock, respectively, within 60 days of July 24, 2015. As of July 29, 2015, Total and Temasek hold Warrants to purchase 18,924,191 and 14,677,861 shares, respectively, at an exercise price of $0.01 per share, the exercise of which would meaningfully increase the ownership interest of Total and Temasek. Furthermore, Total and Temasek also hold the Total R&D Warrant, the Temasek Funding Warrant and the Temasek R&D Warrant pursuant to which they main gain additional rights to purchase shares of our common stock. This significant concentration of share ownership may become exercisable adversely affect the trading price for our common stock because investors often perceive disadvantages in owning stock in companies with controlling stockholders. Also, these stockholders, acting together, will be able to control our management and affairs and matters requiring stockholder approval, including the election of directors and the approval of significant corporate transactions, such as mergers, consolidations or the sale of substantially all of our assets. Consequently, this concentration of ownership may have the effect of delaying or preventing a change of control, including a merger, consolidation or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control, even if that change of control would benefit our other stockholders.

The market price of our common stock could be negatively affected by future sales of our common stock.

If our existing stockholders, particularly our largest stockholders, our directors, their affiliates, or our executive officers, sell a substantial number of our common stock in the public market, the market price of our common stock could decrease significantly. The perception in the public market that these stockholders might sell our common stock could also depress the market price of our common stock and could impair our future ability to obtain capital, especially through an offering of equity securities.

Shares issuable under our equity incentive plans have been registered on a Form S-8 registration statement and may be freely sold in the public market upon issuance, except for shares held by affiliates who have certain restrictions on their ability to sell.

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

Conversion of our outstanding convertible promissory notes or the exercise of the warrants issued under the Exchange will dilute the ownership interest of existing stockholders or may otherwise depress the market price of our common stock.

The conversion of some or all of our outstanding convertible promissory notes or the exercise of the warrants issued under the Exchange will dilute the ownership interests of existing stockholders. The exercise of the warrants, in particular, which have a $0.01 per share exercise price, will dilute the economic ownership interest of our existing stockholders. In addition, any sales in the public market of the shares of our common stock issuable upon such conversion or exercise of the warrants could adversely affect prevailing market prices of our common stock. Furthermore, the existence of our outstanding convertible promissory notes and warrants may encourage short selling by market participants because the anticipated conversion of such notes into, or exercise of such warrants, for shares of our common stock could depress the market price of our common stock.

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

Exhibit		Previously Filed				Filed
No.	Description	Form	File No.	Filing Date	Exhibit	Herewith
3.01	Restated Certificate of Incorporation	10-Q	001-34885	November 10, 2010	3.01

3.02	Certificate of Amendment to Restated Certificate of Incorporation dated May 12, 2014	10-Q	001-34885	August 8, 2014	3.02

3.03	Restated Bylaws	10-Q	001-34885	November 10, 2010	3.02

10.01	Amendment #1, dated April 1, 2015, to the Amended and Restated Master Framework Agreement between registrant and Total Energies Nouvelles Activités USA SAS					X

10.02[a]	Amendment #1, dated April 1, 2015, to the Second Amendment to the Technology, License, Development, Research and Collaboration Agreement between registrant and Total Energies Nouvelles Activités USA SAS					X

10.03bc	Amyris, Inc. Executive Severance Plan, effective November 6, 2013					X

10.04[b]	Offer letter, dated September 20, 2010, between registrant and Nicholas Khadder					X

10.05[b]	Revised employment letter, dated December 3, 2013, between registrant and Nicholas Khadder					X

31.01	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(c) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.02	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(c) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.01[d]	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.02[d]	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101[e]	The following materials from Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Operations; (ii) the Consolidated Balance Sheets; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Convertible Preferred Stock, Redeemable Noncontrolling Interest and Equity (Deficit); (v) the Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements					X

a	Portions of this exhibit have been omitted pending a determination by the Securities and Exchange Commission as to whether these portions should be granted confidential treatment.

b	Indicates management contract or compensatory plan or arrangement.

c

Originally filed as Exhibit 10.92 to Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 2, 2014, but due to an electronic transmission error, such Exhibit did not display properly. The contents of such Exhibit were described in the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 6, 2013 and in its Definitive Proxy Statements for fiscal year 2014 and fiscal year 2015 filed with the Securities and Exchange Commission on April 14, 2014 and April 6, 2015, respectively.

Registrant has included as an exhibit to this Quarterly Report on Form 10-Q

d	This certification shall not be deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that Section, nor shall it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

e

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

Dated: August 7, 2015	AMYRIS, INC.

/s/ JOHN G. MELO
John G. Melo
Director, President and Chief Executive Officer
(Principal Executive Officer)

Dated: August 7, 2015

/s/ RAFFI ASADORIAN
Raffi Asadorian
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit		Previously Filed				Filed
No.	Description	Form	File No.	Filing Date	Exhibit	Herewith
3.01	Restated Certificate of Incorporation	10-Q	001-34885	November 10, 2010	3.01

3.02	Certificate of Amendment to Restated Certificate of Incorporation dated May 12, 2014	10-Q	001-34885	August 8, 2014	3.02

3.03	Restated Bylaws	10-Q	001-34885	November 10, 2010	3.02

10.01	Amendment #1, dated April 1, 2015, to the Amended and Restated Master Framework Agreement between registrant and Total Energies Nouvelles Activités USA SAS					X

10.02[a]	Amendment #1, dated April 1, 2015, to the Second Amendment to the Technology, License, Development, Research and Collaboration Agreement between registrant and Total Energies Nouvelles Activités USA SAS					X

10.03bc	Amyris, Inc. Executive Severance Plan, effective November 6, 2013					X

10.04[b]	Offer letter, dated September 20, 2010, between registrant and Nicholas Khadder					X

10.05[b]	Revised employment letter, dated December 3, 2013, between registrant and Nicholas Khadder					X

31.01	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(c) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.02	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(c) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.01[d]	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.02[d]	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101[e]	The following materials from Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Operations; (ii) the Consolidated Balance Sheets; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Convertible Preferred Stock, Redeemable Noncontrolling Interest and Equity (Deficit); (v) the Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements					X

a	Portions of this exhibit have been omitted pending a determination by the Securities and Exchange Commission as to whether these portions should be granted confidential treatment.

b	Indicates management contract or compensatory plan or arrangement.

c

Originally filed as Exhibit 10.92 to Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 2, 2014, but due to an electronic transmission error, such Exhibit did not display properly. The contents of such Exhibit were described in the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 6, 2013 and in its Definitive Proxy Statements for fiscal year 2014 and fiscal year 2015 filed with the Securities and Exchange Commission on April 14, 2014 and April 6, 2015, respectively.

Registrant has included as an exhibit to this Quarterly Report on Form 10-Q

d	This certification shall not be deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that Section, nor shall it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

e

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

