Form 10-Q
period 2015-09-30
AMYRIS, INC.
filed 2015-11-09
CIK 1365916

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2015
Common Stock, $0.0001 par value per share	192,174,168

AMYRIS, INC.

QUARTERLY REPORT ON FORM 10-Q

For the Quarterly Period Ended September 30, 2015

PART I

ITEM 1. FINANCIAL STATEMENTS

Amyris, Inc.

Condensed Consolidated Balance Sheets

(In Thousands, Except Share and Per Share Amounts)

(Unaudited)

	September 30, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$10,903	$42,047
Restricted cash	215	—
Short-term investments	995	1,375
Accounts receivable, net of allowance of $479 and $479, respectively	3,806	8,687
Related party accounts receivable	575	455
Inventories, net	11,102	14,506
Prepaid expenses and other current assets	7,034	6,534
Total current assets	34,630	73,604
Property, plant and equipment, net	81,941	118,980
Restricted cash	957	1,619
Equity and loans in affiliates	1,815	2,260
Other assets	9,591	13,635
Goodwill and intangible assets	6,085	6,085
Total assets	$135,019	$216,183
Liabilities and Deficit
Current liabilities:
Accounts payable	$11,275	$3,489
Deferred revenue	9,204	5,303
Accrued and other current liabilities	16,832	13,565
Capital lease obligation, current portion	555	541
Debt, current portion	20,902	17,100
Total current liabilities	58,768	39,998
Capital lease obligation, net of current portion	280	275
Long-term debt, net of current portion	90,532	100,122
Related party debt	42,401	115,239
Deferred rent, net of current portion	9,845	10,250
Deferred revenue, net of current portion	4,462	6,539
Derivative liabilities	62,966	59,736
Other liabilities	7,230	9,087
Total liabilities	276,484	341,246
Commitments and contingencies (Note 6)
Stockholders’ deficit:
Preferred stock - $0.0001 par value, 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock - $0.0001 par value, 400,000,000 and 300,000,000 shares authorized as of September 30, 2015 and December 31, 2014, respectively; 158,610,725 and 79,221,883 shares issued and outstanding as of September 30, 2015 and December 31, 2014, respectively	16	8
Additional paid-in capital	902,933	724,669
Accumulated other comprehensive loss	(48,932)	(29,977)
Accumulated deficit	(995,186)	(819,152)
Total Amyris, Inc. stockholders’ deficit	(141,169)	(124,452)
Noncontrolling interest	(296)	(611)
Total stockholders' deficit	(141,465)	(125,063)
Total liabilities and stockholders' deficit	$135,019	$216,183

See the accompanying notes to the unaudited condensed consolidated financial statements.

Amyris, Inc.

Condensed Consolidated Statements of Operations

(In Thousands, Except Share and Per Share Amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues
Renewable product sales	$4,226	$11,112	$9,661	$18,333
Related party renewable product sales	2	368	2	402
Total product sales	4,228	11,480	9,663	18,735
Grants and collaborations revenue	4,363	4,861	14,643	12,954
Total grants and collaborations revenue	4,363	4,861	14,643	12,954
Total revenues	8,591	16,341	24,306	31,689
Cost and operating expenses
Cost of products sold	8,455	10,146	26,057	23,893
Loss on purchase commitments and impairment of property, plant and equipment	7,259	952	7,259	1,111
Research and development	10,343	12,181	33,521	37,342
Sales, general and administrative	14,103	14,356	42,859	41,726
Total cost and operating expenses	40,160	37,635	109,696	104,072
Loss from operations	(31,569)	(21,294)	(85,390)	(72,383)
Other income (expense):
Interest income	61	100	205	304
Interest expense	(16,559)	(8,620)	(71,027)	(20,172)
Gain (loss) from change in fair value of derivative instruments	(21,690)	(6,000)	(10,268)	48,148
Loss from extinguishment of debt	(5,984)	—	(5,984)	(10,512)
Other income (expense), net	(168)	54	(1,204)	147
Total other income (expense)	(44,340)	(14,466)	(88,278)	17,915
Loss before income taxes and loss from investments in affiliates	(75,909)	(35,760)	(173,668)	(54,468)
Provision for income taxes	(119)	(134)	(355)	(370)
Net loss before loss from investments in affiliates	(76,028)	(35,894)	(174,023)	(54,838)
Loss from investments in affiliates	(660)	(778)	(2,089)	(988)
Net loss	(76,688)	(36,672)	(176,112)	(55,826)
Net loss attributable to noncontrolling interest	24	31	78	91
Net loss attributable to Amyris, Inc. common stockholders	$(76,664)	$(36,641)	$(176,034)	$(55,735)
Net loss per share attributable to common stockholders:
Basic	$(0.55)	$(0.46)	$(1.76)	$(0.71)
Diluted	$(0.55)	$(0.46)	$(1.76)	$(0.94)
Weighted-average shares of common stock outstanding used in computing net loss per share of common stock:
Basic	140,374,297	78,980,402	100,103,007	78,146,365
Diluted	140,374,297	78,980,402	100,103,007	111,114,801

See the accompanying notes to the unaudited condensed consolidated financial statements.

Amyris, Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(In Thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Comprehensive income (loss):
Net loss	$(76,688)	$(36,672)	$(176,112)	$(55,826)
Foreign currency translation adjustment, net of tax	(10,459)	(8,164)	(18,562)	(3,753)
Total comprehensive loss	(87,147)	(44,836)	(194,674)	(59,579)
Loss attributable to noncontrolling interest	24	31	78	91
Foreign currency translation adjustment attributable to noncontrolling interest	(145)	(79)	(393)	(37)
Comprehensive loss attributable to Amyris, Inc.	$(87,268)	$(44,884)	$(194,989)	$(59,525)

See the accompanying notes to the unaudited condensed consolidated financial statements.

Amyris, Inc.

Condensed Consolidated Statements of Stockholders’ Deficit

(In Thousands, Except Share Amounts)

(Unaudited)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Deficit
December 31, 2014	79,221,883	$8	$724,669	$(819,152)	$(29,977)	$(611)	$(125,063)
Issuance of common stock upon exercise of stock options, net of restricted stock	10,750	—	15	—	—	—	15
Issuance of common stock upon conversion of debt	61,295,416	6	94,831	—	—	—	94,837
Issuance of warrants on conversion of debt	—	—	51,705	—	—	—	51,705
Shares issued from restricted stock settlement	801,167	—	(313)	—	—	—	(313)
Shares issued upon ESPP purchase	255,867	—	428	—	—	—	428
Issuance of common stock in a private placement, net of issuance costs	16,025,642	2	24,624	—	—	—	24,626
Stock-based compensation	—	—	6,964	—	—	—	6,964
Issuance of common stock upon exercise of warrants	1,000,000	—	10	—	—	—	10
Foreign currency translation adjustment	—	—	—	—	(18,955)	393	(18,562)
Net loss	—	—	—	(176,034)	—	(78)	(176,112)
September 30, 2015	158,610,725	$16	$902,933	$(995,186)	$(48,932)	$(296)	$(141,465)

See the accompanying notes to the unaudited condensed consolidated financial statements.

Amyris, Inc.

Condensed Consolidated Statements of Cash Flows

(In Thousands)

(Unaudited)

	Nine Months Ended September 30,
	2015	2014
Operating activities
Net loss	$(176,112)	$(55,826)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	9,931	11,334
Loss on disposal of property, plant and equipment	121	152
Stock-based compensation	6,964	10,769
Amortization of debt discount	54,633	6,794
Loss from extinguishment of debt	5,984	10,512
Loss on purchase commitments and impairment of property, plant and equipment	7,259	1,111
Change in fair value of derivative instruments	10,268	(48,148)
Loss from investments in affiliates	2,089	988
Other non-cash expenses	414	(113)
Changes in assets and liabilities:
Accounts receivable	5,161	(3,088)
Related party accounts receivable	(10)	(79)
Inventories, net	3,306	(6,148)
Prepaid expenses and other assets	(3,218)	(2,334)
Accounts payable	7,302	(903)
Accrued and other liabilities	11,430	4,748
Deferred revenue	2,666	6,078
Deferred rent	(405)	46
Net cash used in operating activities	(52,217)	(64,107)
Investing activities
Purchase of short-term investments	(1,989)	(946)
Maturities of short-term investments	2,023	979
Change in restricted cash	238	—
Investment in joint venture	—	(2,075)
Loans to affiliate	(1,231)	(1,214)
Purchases of property, plant and equipment, net of disposals	(2,345)	(3,616)
Net cash used in investing activities	(3,304)	(6,872)
Financing activities
Proceeds from issuance of common stock, net of repurchases	453	2,159
Employees’ taxes paid upon vesting of restricted stock units	(313)	(1,797)
Proceeds from issuance of common stock in private placements, net of issuance costs	25,000	4,000
Principal payments on capital leases	(594)	(827)
Proceeds from debt issued	1,607	83,171
Proceeds from debt issued to related party	10,850	49,862
Principal payments on debt	(11,249)	(4,627)
Net cash provided by financing activities	25,754	131,947
Effect of exchange rate changes on cash and cash equivalents	(1,377)	(619)
Net (decrease)/increase in cash and cash equivalents	(31,144)	60,349
Cash and cash equivalents at beginning of period	42,047	6,868
Cash and cash equivalents at end of period	$10,903	$67,217

Amyris, Inc.

Condensed Consolidated Statements of Cash Flows—(Continued)

(In Thousands)

	Nine Months Ended September 30,
	2015	2014
Supplemental disclosures of cash flow information:
Cash paid for interest	$5,859	$3,504
Supplemental disclosures of non-cash investing and financing activities:
Acquisitions of property, plant and equipment under accounts payable, accrued liabilities and notes payable	$(692)	$(95)
Financing of equipment	$613	$—
Financing of insurance premium under notes payable	$(236)	$(361)
Interest capitalized to debt	$6,354	$2,812
Purchase of property, plant and equipment via deposit	$(392)	$—
Receivable of proceeds for options exercised	$—	$(355)
Non-cash investment in joint venture	$—	$(237)
Private placement issuance costs	$(374)	$—

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

The Company expects to fund its operations for the foreseeable future with cash and investments currently on hand, with new debt and equity financings, and with cash inflows from collaborations and grants, and cash contributions from product sales. The Company's planned 2015 and 2016 working capital needs and its planned operating and capital expenditures are dependent on significant inflows of cash from new and existing collaboration partners and from cash generated from renewable product sales, and may also require additional funding from debt or equity financings.

Liquidity

The Company has incurred significant losses since its inception and believes that it will continue to incur losses and negative cash flow from operations through at least 2016. As of September 30, 2015, the Company had an accumulated deficit of $995.2 million and had cash, cash equivalents and short term investments of $11.9 million. In October 2015, the Company completed a convertible notes offering with net proceeds after offering expenses of $54.4 million. $27.1 million of the proceeds were used to repay existing convertible notes. Refer to Note 18, “Subsequent Events” for further details. The Company has significant outstanding debt and contractual obligations related to capital and operating leases, as well as purchase commitments.

As of September 30, 2015, the Company's debt, net of discount of $17.3 million, totaled $153.8 million, of which $20.9 million matures within the next twelve months. In addition to upcoming debt maturities, the Company's debt service obligations over the next twelve months are significant, including $9.2 million of anticipated cash interest payments. The Company's debt agreements contain various covenants, including certain restrictions on the Company's business that could cause the Company to be at risk of defaults, such as the requirement to maintain unrestricted, unencumbered cash in U.S.bank accounts an amount equal to at least 50% of the principal amount outstanding under its loan facility with Hercules Technology Growth Capital, Inc (Hercules). Please refer to Note 5, “Debt” and Note 6, “Commitments and Contingencies” for further details regarding the Company's debt service obligations and commitments. In addition, refer to Note 18, “Subsequent Events” for further details regarding the Company’s compliance with covenants in its loan facility with Hercules.

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

If the Company is unable to raise additional financing, or if other expected sources of funding are delayed or not received, the Company would take the following actions as early as the fourth quarter of 2015 to support its liquidity needs through the remainder of 2015 and into 2016:

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying interim condensed consolidated financial statements have been prepared in accordance with the accounting principles generally accepted in the United States of America (“GAAP”) and with the instructions for Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and notes required for complete financial statements. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Form 10-K for the fiscal year ended December 31, 2014 as filed with the Securities and Exchange Commission (“SEC”) on March 31, 2015. The unaudited condensed consolidated financial statements include the accounts of the Company and its consolidated subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

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

Principles of Consolidation

The condensed consolidated financial statements of the Company include the accounts of Amyris, Inc., its subsidiaries and two consolidated variable interest entities (or “VIEs”), with respect to which the Company is considered the primary beneficiary, after elimination of intercompany accounts and transactions. Disclosure regarding the Company’s participation in the VIEs is included in Note 7, "Joint Ventures and Noncontrolling Interest."

Variable Interest Entities

The Company has interests in joint venture entities that are VIEs. Determining whether to consolidate a VIE requires judgment in assessing (i) whether an entity is a VIE and (ii) if the Company is the entity’s primary beneficiary and thus required to consolidate the entity. To determine if the Company is the primary beneficiary of a VIE, the Company evaluates whether it has (i) the power to direct the activities that most significantly impact the VIE’s economic performance and (ii) the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. The Company’s evaluation includes identification of significant activities and an assessment of its ability to direct those activities based on governance provisions and arrangements to provide or receive product and process technology, product supply, operations services, equity funding and financing and other applicable agreements and circumstances. The Company’s assessment of whether it is the primary beneficiary of its VIEs requires significant assumptions and judgment.

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

In April 2015, the FASB issued Accounting Standards Update 2015-3, Simplifying the Presentation of Debt Issuance Costs, which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability, consistent with the presentation of a debt discount. The recognition and measurement guidance for debt issuance costs are not affected by this guidance. The guidance is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. This will represent a change from the Company’s current treatment of debt issuance costs, which are reported in other assets.

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

As of September 30, 2015, the Company’s financial assets and financial liabilities are presented below at fair value and were classified within the fair value hierarchy as follows (in thousands):

	Level 1	Level 2	Level 3	Balance as of September 30, 2015
Financial Assets
Money market funds	$136	$—	$—	$136
Certificates of deposit	995	—	—	995
Loans to affiliate (1)	—	—	1,747	1,747
Total financial assets	$1,131	$—	$1,747	$2,878
Financial Liabilities
Loans payable (1)	$—	$9,421	$—	$9,421
Credit facilities (1)	—	32,029	—	32,029
Convertible notes (1)	—	—	99,393	99,393
Compound embedded derivative liabilities	—	—	32,699	32,699
Temasek Funding Warrant derivative liability	—	25,342	—	$25,342
Currency interest rate swap derivative liability	—	4,925	—	4,925
Total financial liabilities	$—	$71,717	$132,092	$203,809

 ________

(1) These liabilities are carried on the condensed consolidated balance sheet on a historical cost basis (noting that the Remaining Notes subject to the Maturity Treatment Agreement were revalued to fair value on July 29, 2015, see Note 5 “Debt” for details).

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

As of December 31, 2014, the Company’s financial assets and financial liabilities are presented below at fair value and were classified within the fair value hierarchy as follows (in thousands):

	Level 1	Level 2	Level 3	Balance as of December 31, 2014
Financial Assets
Money market funds	$20,160	$—	$—	$20,160
Certificates of deposit	1,375	—	—	1,375
Loans to affiliate (1)	—	—	1,745	1,745
Total financial assets	$21,535	$—	$1,745	$23,280
Financial Liabilities
Loans payable (1)	$—	$16,720	$—	$16,720
Credit facilities (1)	—	39,332	—	39,332
Convertible notes (1)	—	—	222,031	222,031
Compound embedded derivative liabilities	—	—	56,026	56,026
Currency interest rate swap derivative liability	—	3,710	—	3,710
Total financial liabilities	$—	$59,762	$278,057	$337,819

________

(1) These liabilities are carried on the condensed consolidated balance sheet on a historical cost basis.

The following table provides a reconciliation of the beginning and ending balances for the convertible notes measured at fair value using significant unobservable inputs (Level 3) (in thousands):

September 30, 2015
Balance at January 1	$222,031
Derecognition on debt conversion	(124,175)
Change in fair value of convertible notes	1,537
Balance at September 30	$99,393

Derivative Instruments

The following table provides a reconciliation of the beginning and ending balances for the compound embedded derivative liabilities measured at fair value using significant unobservable inputs (Level 3) (in thousands):

September 30, 2015
Balance at January 1	$56,026
Additions to Level 3	229
Derecognition on debt conversion	(24,598)
Loss from change in fair value of derivative liabilities	1,042
Balance at September 30	$32,699

The compound embedded derivative liabilities, represent the fair value of the equity conversion options and "make-whole" provisions or down round conversion price adjustments to provisions of outstanding convertible promissory notes issued to Total Energies Nouvelles Activités USA (formerly known as Total Gas & Power USA, SAS, or “Total” and such convertible promissory notes, the “Total Notes”), as well as Tranche I Notes (as defined below), Tranche II Notes (as defined below) and notes issued under the Rule 144A convertible notes offering (or the “Rule 144A Notes”) (see Note 5, "Debt"). There is no current observable market for these types of derivatives and, as a result, the Company determined the fair value of the embedded derivatives using a Monte Carlo simulation valuation model for the Total Notes and the binomial lattice model for the Tranche I Notes, Tranche II Notes and the Rule 144A Notes (or together the “Convertible Notes”). A Monte Carlo simulation valuation model combines expected cash outflows with market-based assumptions regarding risk-adjusted yields, stock price volatility, probability of a change of control and the trading information of the Company's common stock into which the notes are or may be convertible. A binomial lattice model generates two probable outcomes - one up and another down - arising at each point in time, starting from the date of valuation until the maturity date. A lattice model was used to determine if the convertible notes would be converted, called or held at each decision point. Within the lattice model, the following assumptions are made: (i) the Convertible Notes will be converted early if the conversion value is greater than the holding value and (ii) the Convertible Notes will be called if the holding value is greater than both (a) redemption price and (b) the conversion value at the time. If the Convertible Notes are called, then the holder will maximize their value by finding the optimal decision between (1) redeeming at the redemption price and (2) converting the Convertible Notes. Using this lattice method, the Company valued the embedded derivatives using the "with-and-without method", where the fair value of the Convertible Notes including the embedded derivative is defined as the "with", and the fair value of the Convertible Notes excluding the embedded derivatives is defined as the "without". This method estimates the fair value of the embedded derivatives by looking at the difference in the values between the Convertible Notes with the embedded derivatives and the fair value of the Convertible Notes without the embedded derivatives. The lattice model uses the stock price, conversion price, maturity date, risk-free interest rate, estimated stock volatility and estimated credit spread. The Company marks the compound embedded derivatives to market due to the conversion price not being indexed to the Company's own stock. Except for the "make-whole interest" provision included in the conversion option, which is only required to be settled in cash upon a change of control at the noteholder's option, the compound embedded derivative will be settled in either cash or shares. As of September 30, 2015, the Company has sufficient common stock available to settle the conversion option in shares. On July 29, 2015, the Company closed the "Exchange" pursuant to that certain Exchange Agreement dated as of July 26, 2015 (the "Exchange Agreement"), among the Company, Temasek and Total, under which these stockholders exchanged an aggregate of $138 million of Convertible Notes for common stock of the Company at a price of $2.30 per share (representing a change from the originally agreed conversion price for the relevant Convertible Notes, see Note 5 "Debt" for further details), with an additional $37 million of outstanding Convertible Notes held by Total and Temasek being restructured to eliminate the Company's repayment obligation at maturity and provide for mandatory conversion to the Company's common stock at maturity. As of September 30, 2015 and December 31, 2014, included in "Derivative Liabilities" on the consolidated balance sheet are the Company's compound embedded derivative liabilities of $32.7 million and $56.0 million, respectively, which represents the fair value of the equity conversion options and a "make-whole" provision relating to the outstanding Total Notes, Tranche I Notes, Tranche II Notes and 144A.

The market-based assumptions and estimates used in valuing the compound embedded derivative liabilities include amounts in the following ranges/amounts:

	September 30, 2015			September 30, 2014
Risk-free interest rate	0.93%	-	1.07%	0.79%	-	1.67%
Risk-adjusted yields	24.40%	-	39.90%	15.10%	-	24.40%
Stock-price volatility		45%			45%
Probability of change in control		5%			5%
Stock price		$2.01			$3.79
Credit spread	28.81%	-	38.83%	13.54%	-	22.73%
Estimated conversion dates	2015	-	2019	2017	-	2019

Changes in valuation assumptions can have a significant impact on the valuation of the embedded derivative liabilities. For example, all other things being equal, a decrease/increase in the Company’s stock price, probability of change of control, credit spread, term to maturity/conversion or stock price volatility decreases/increases the valuation of the liabilities, whereas a decrease/increase in risk adjusted yields or risk-free interest rates increases/decreases the valuation of the liabilities. The conversion price of certain of the convertible notes also include conversion price adjustment features and for, example, issuances of common stock by the Company at prices lower than the conversion price result in a reset of the conversion price of such notes, which increases the value of the embedded derivative liabilities. See Note 5, "Debt" for further details of conversion price adjustment features.

In June 2012, the Company entered into a loan agreement with Banco Pine S.A. (or Banco Pine) under which Banco Pine provided the Company with a loan (or the Banco Pine Bridge Loan) (see Note 5, "Debt"). At the time of the Banco Pine Bridge Loan, the Company also entered into a currency interest rate swap arrangement with Banco Pine with respect to the repayment of R$22.0 million (approximately US$5.5 million based on the exchange rate as of September 30, 2015) of the Banco Pine Bridge Loan. The swap arrangement exchanges the principal and interest payments under the Banco Pine Bridge Loan for alternative principal and interest payments that are subject to adjustment based on fluctuations in the foreign exchange rate between the U.S. dollar and Brazilian real. The swap has a fixed interest rate of 3.94%. Changes in the fair value of the swap are recognized in “Gain (loss) from change in fair value of derivative instruments" in the condensed consolidated statements of operations are as follows (in thousands):

	Income Statement Classification	Three Months Ended September 30,		Nine Months Ended September 30,
Type of Derivative Contract		2015	2014	2015	2014
		Loss Recognized		Loss Recognized
Currency interest rate swap	Gain (loss) from change in fair value of derivative instruments	$(1,796)	$(1,139)	$(3,201)	$(83)

The Company granted a warrant to Temasek to purchase the Company’s common stock, (the “Temasek Funding Warrant”), as part of the Exchange transaction completed on July 29, 2015. The terms of the Temasek Funding Warrant provide for an adjustment to the number of shares issuable in the future based on the number of any additional shares for which certain other outstanding convertible promissory notes may become exercisable as a result of a reduction to the conversion price of such notes, including down-round provisions. As a result of the future adjustment feature (for reduction to the conversion price of outstanding convertible notes), the Company determined the Temasek Funding Warrant would not meet the conditions in ASC 815-40-15 to be considered indexed to the Company’s own equity. Consequently the Temasek Funding Warrant is a derivative and will be marked to market each reporting period. The Temasek Funding Warrant is valued using a Black-Scholes valuation model with the following assumptions (in addition to the Company’s share price):

	Initial recognition (July 29, 2015)	September 30, 2015
Expected dividend yield	0	0
Risk-free interest rate	2%	2%
Expected term (in years)	10.00	10.00
Expected volatility	74%	74%

The Company recognized a derivative liability for the Temasek Funding Warrant of $19.4 million on July 29, 2015 and revalued the derivative liability to $25.3 million at September 30, 2015. The increase in the liability was principally due to the decrease in the Company’s share price between July 29, 2015 and September 30, 2015. 12.7 million shares were potentially issuable (for an exercise price of $0.01 per share) under the Temasek Funding Warrant on September 30, 2015.

Derivative instruments measured at fair value as of September 30, 2015 and December 31, 2014, and their classification on the condensed consolidated balance sheets are as follows (in thousands):

	September 30, 2015	December 31, 2014
Fair market value of swap obligation	$4,925	$3,710
Fair value of compound embedded derivative liabilities	32,699	56,026
Temasek Funding Warrant derivative liability	25,342	—
Total derivative liabilities	$62,966	$59,736

4. Balance Sheet Components

Inventories, net

Inventories are stated at the lower of cost or market and consist of the following (in thousands):

	September 30, 2015	December 31, 2014
Raw materials	$1,928	$2,665
Work-in-process	6,470	5,269
Finished goods	2,704	6,572
Inventories, net	$11,102	$14,506

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets are comprised of the following (in thousands):

	September 30, 2015	December 31, 2014
Maintenance	$200	$399
Prepaid insurance	167	701
Manufacturing catalysts	2,928	1,166
Recoverable VAT and other taxes	2,085	2,411
Debt issuance costs	441	—
Other	1,213	1,857
Prepaid expenses and other current assets	$7,034	$6,534

Property, Plant and Equipment, net

Property, plant and equipment, net is comprised of the following (in thousands):

	September 30, 2015	December 31, 2014
Leasehold improvements	$38,505	$39,132
Machinery and equipment	72,433	90,657
Computers and software	8,947	8,946
Furniture and office equipment	2,231	2,445
Buildings	3,855	6,321
Vehicles	196	353
Construction in progress	33,082	38,815
	159,249	186,669
Less: accumulated depreciation, amortization and impairment	(77,308)	(67,689)
Property, plant and equipment, net	$81,941	$118,980

The Company's first, purpose-built, large-scale Biofene production plant in southeastern Brazil commenced operations in December 2012. This plant is located at Brotas in the state of São Paulo, Brazil and is adjacent to an existing sugar and ethanol mill, Tonon Bioenergia S.A. (or “Tonon”) (formerly Paraíso Bioenergia) with which the Company has an agreement to purchase a certain number of tons of sugarcane per year, along with specified water and vapor volumes.

In July 2015, the Company announced that it was in discussions with SMSA regarding the continuation of the joint venture.  Specifically, the Company and SMSA agreed to continue the joint venture pending discussions through August 31, 2015 in order to evaluate the best investment options available to optimize returns and provide balanced economics for both parties. In September 2015, the Company entered into negotiations with SMSA to agree to terms for the termination of the joint venture and the Company has determined that there is no realistic prospect of the joint venture continuing. Consequently, an impairment assessment of the assets was performed by management during the third quarter of 2015. The Company expects to be required to remove the existing assets of the joint venture, which are currently situated on land owned by SMSA (the “SMSA site”). The Company plans to construct the production facility at an alternative location.

The Company recorded an impairment charge of $7.3 million (included in ‘Loss on purchase commitments and impairment of property, plant and equipment’) for the quarter ended September 30, 2015 for the immovable assets at the SMSA site, which are to be abandoned with no expected salvage value, including $0.6 million of irrecoverable Brazilian VAT related to the assets. Moveable assets are to be relocated to an alternative location and used in construction of a comparable facility to that planned with SMSA, utilizing the joint venture assets that will be transferred from the SMSA site. If our plans or estimate of the value of the remaining assets change, additional impairment charges may arise in future periods.

Property, plant and equipment, net includes $1.3 million and $4.1 million of machinery and equipment under capital leases as of September 30, 2015 and December 31, 2014, respectively. Accumulated amortization of assets under capital leases totaled $0.3 million and $2.3 million as of September 30, 2015 and December 31, 2014, respectively.

Depreciation and amortization expense, including amortization of assets under capital leases was $3.1 million and $3.8 million for the three months ended September 30, 2015 and 2014, respectively, and was $9.9 million and $11.3 million for the nine months ended September 30, 2015 and 2014, respectively.

Other Assets (non-current)

Other assets are comprised of the following (in thousands):

	September 30, 2015	December 31, 2014
Deposits on property and equipment, including taxes	$827	$1,738
Recoverable taxes from Brazilian government entities	6,814	9,747
Debt issuance costs	697	851
Other	1,253	1,299
Total other assets	$9,591	$13,635

Accrued and Other Current Liabilities

Accrued and other current liabilities are comprised of the following (in thousands):

	September 30, 2015	December 31, 2014
Professional services	$3,876	$2,015
Accrued vacation	1,920	2,213
Payroll and related expenses	3,785	5,393
Tax-related liabilities	1,282	277
Deferred rent, current portion	1,110	1,111
Accrued interest	2,606	1,308
Contractual obligations to contract manufacturers	541	310
Commitment loan fee	750	—
Other	962	938
Total accrued and other current liabilities	$16,832	$13,565

5. Debt

Debt is comprised of the following (in thousands):

	September 30, 2015	December 31, 2014
FINEP credit facility	$889	$1,614
BNDES credit facility	2,163	4,314
Hercules loan facility	23,503	29,779
Total credit facilities	26,555	35,707
Convertible notes	71,971	60,418
Related party convertible notes	42,401	115,239
Loans payable	12,908	21,097
Total debt	153,835	232,461
Less: current portion	(20,902)	(17,100)
Long-term debt	$132,933	$215,361

FINEP Credit Facility

In November 2010, the Company entered into a credit facility with Financiadora de Estudos e Projetos (or the “FINEP Credit Facility”). The FINEP Credit Facility was extended to partially fund expenses related to the Company’s research and development project on sugarcane-based biodiesel (or the “FINEP Project”) and provided for loans of up to an aggregate principal amount of R$6.4 million (approximately US$1.6 million based on the exchange rate as of September 30, 2015), which is secured by a chattel mortgage on certain equipment of Amyris Brasil as well as by bank letters of guarantee. All available credit under this facility is fully drawn.

Interest on loans drawn under the FINEP Credit Facility is fixed at 5% per annum. In case of default under or non-compliance with the terms of the agreement, the interest on loans will be dependent on the long-term interest rate as published by the Central Bank of Brazil (such rate, the “TJLP”). If the TJLP at the time of default is greater than 6%, then the interest will be 5% plus a TJLP adjustment factor, otherwise the interest will be 11% per annum. In addition, a fine of up to 10% shall apply to the amount of any obligation in default. Interest on late balances will be 1% per month, levied on the overdue amount. Payment of the outstanding loan balance is being made in 81 monthly installments, which commenced in July 2012 and extends through March 2019. Interest on loans drawn and other charges are paid on a monthly basis and commenced in March 2011. As of September 30, 2015 and December 31, 2014, the total outstanding loan balance under the FINEP Credit Facility was R$3.5 million (approximately US$0.9 million based on the exchange rate as of September 30, 2015) and R$4.3 million (approximately US$1.6 million based on exchange rate as of December 31, 2014), respectively.

The FINEP Credit Facility contains the following significant terms and conditions:

•	The Company was required to share with FINEP the costs associated with the FINEP Project. At a minimum, the Company was required to contribute from its own funds approximately R$14.5 million (approximately US$3.6 million based on the exchange rate as of September 30, 2015) of which R$11.1 million was contributed prior to the release of the second disbursement. All four disbursements were completed and the Company has fulfilled all of its cost sharing obligations;
•	After the release of the first disbursement, prior to any subsequent drawdown from the FINEP Credit Facility, the Company was required to provide bank letters of guarantee of up to R$3.3 million in aggregate (approximately US$0.8 million based on the exchange rate as of September 30, 2015). On December 17, 2012 and prior to release of the second disbursement on December 26, 2012, the Company obtained the required bank letter of guarantees from Banco ABC Brasil S.A. (or "ABC"); and
•	Amounts disbursed under the FINEP Credit Facility were required to be used towards the FINEP Project within 30 months after the contract execution.

BNDES Credit Facility

In December 2011, the Company entered into a credit facility with the Brazilian Development Bank (or “BNDES” and such credit facility is the “BNDES Credit Facility”) in the amount of R$22.4 million (approximately US$5.6 million based on the exchange rate as of September 30, 2015). This BNDES Credit Facility was extended as project financing for a production site in Brazil. The credit line was divided into an initial tranche of up to approximately R$19.1 million and an additional tranche of approximately R$3.3 million that would become available upon delivery of additional guarantees. The credit line was cancelled in 2013.

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

The BNDES Credit Facility is collateralized by a first priority security interest in certain of the Company's equipment and other tangible assets totaling R$24.9 million (approximately $6.3 million based on the exchange rate as of September 30, 2015). The Company is a parent guarantor for the payment of the outstanding balance under the BNDES Credit Facility. Additionally, the Company was required to provide a bank guarantee equal to 10% of the total approved amount (R$22.4 million in total debt) available under the BNDES Credit Facility. For advances of the second tranche (above R$19.1 million), the Company is required to provide additional bank guarantees equal to 90% of each such advance, plus additional Company guarantees equal to at least 130% of such advance. The BNDES Credit Facility contains customary events of default, including payment failures, failure to satisfy other obligations under this credit facility or related documents, defaults in respect of other indebtedness, bankruptcy, insolvency and inability to pay debts when due, material judgments, and changes in control of Amyris Brasil. If any event of default occurs, BNDES may terminate its commitments and declare immediately due all borrowings under the facility. As of September 30, 2015 and December 31, 2014, the Company had R$8.6 million (approximately US$2.2 million based on the exchange rate as of September 30, 2015) and R$11.5 million (approximately US$4.3 million based on the exchange rate as of December 31, 2014), respectively, in outstanding advances under the BNDES Credit Facility.

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

In June 2014, the Company and Hercules entered into a first amendment (or the “First Hercules Amendment”) of Hercules Loan Facility. Pursuant to the First Hercules Amendment, the parties agreed to adjust the term loan maturity date from May 31, 2015 to February 1, 2017 and remove (i) a requirement for the Company to pay a forbearance fee of $10.0 million in the event certain covenants were not satisfied, (ii) a covenant that the Company maintain positive cash flow commencing with the fiscal quarter beginning October 1, 2014, (iii) a covenant that, beginning with the fiscal quarter beginning July 1, 2014, the Company and its subsidiaries achieve certain projected cash product revenues and projected cash product gross profits, and (iv) an obligation for the Company to file a registration statement on Form S-3 with the SEC by no later than June 30, 2014 and complete an equity financing of more than $50.0 million by no later than September 30, 2014. The Company further agreed to include a new covenant requiring the Company to maintain unrestricted, unencumbered cash in U.S. bank accounts an amount equal to at least 50% of the principal amount then outstanding under the Hercules Loan Facility and borrow an additional $5.0 million. The additional $5.0 million borrowing was completed in June 2014, and accrues interest at a rate per annum equal to the greater of either the prime rate reported in the Wall Street Journal plus 5.25% or 8.5%. The Hercules Loan Facility is secured by liens on the Company's assets, including on certain Company intellectual property. The Hercules Loan Facility includes customary events of default, including failure to pay amounts due, breaches of covenants and warranties, material adverse effect events, certain cross defaults and judgments, and insolvency. If an event of default occurs, Hercules may require immediate repayment of all amounts due.

In March 2015, the Company and Hercules entered into a second amendment (or the “Second Hercules Amendment”) of the Hercules Loan Facility. Pursuant to the Second Hercules Amendment, the parties agreed to, among other things, establish an additional credit facility in the principal amount of up to $15.0 million, which would be available to be drawn by the Company at its sole election (in increments of $5.0 million) through the earlier of March 31, 2016 or such time as the Company raises an aggregate of at least $20.0 million through the sale of new equity securities, subject to certain conditions, including the receipt of third party consents and a requirement to first make certain draw-downs under an equity line of credit that the Company previously secured (to the extent the Company is permitted to do so under the terms thereof). Commencing with the quarter in which the Company borrows any amounts under this additional facility, the Company becomes subject to a covenant to achieve certain amounts of product revenues. Under the terms of the Second Hercules Amendment, the Company agreed to pay Hercules a 3.0% facility availability fee on April 1, 2015. If the facility was not canceled, and any outstanding borrowings were not repaid, before June 30, 2015, an additional 5.0% facility fee became payable on June 30, 2015. The Company did not pay the additional facility fee and thereafter received a waiver from Hercules with respect thereto. The Company had the ability to cancel the additional facility at any time prior to June 30, 2015 at its own option, and the additional facility would terminate upon the Company securing a new equity financing of at least $20.0 million. The additional facility was cancelled undrawn upon the completion of the Company’s Private Offering in July 2015.

As of September 30, 2015, $23.5 million was outstanding under the Hercules Loan Facility, net of discount of $0.2 million. The Company’s loan facility with Hercules requires the Company to maintain unrestricted, unencumbered cash in U.S. bank accounts in an amount equal to at least 50% of the principal amount outstanding under such facility. The Company received a waiver from Hercules with respect to non-compliance with such covenants. As of the date of issuance of this report, the Company is in compliance with all of its Hercules debt agreements.

Convertible Notes

Fidelity

In February 2012, the Company completed the sale of senior unsecured convertible promissory notes in an aggregate principal amount of $25.0 million pursuant to a securities purchase agreement, between the Company and certain investment funds affiliated with FMR LLC (or the "Fidelity Securities Purchase Agreement"). The offering consisted of the sale of 3% senior unsecured convertible promissory notes with a March 1, 2017 maturity date and an initial conversion price equal to $7.0682 per share of the Company's common stock, subject to proportional adjustment for adjustments to outstanding common stock and anti-dilution provisions in case of dividends and distributions (or the "Fidelity Notes"). As of September 30, 2015, the Fidelity Notes were convertible into an aggregate of up to 3,536,968 shares of the Company's common stock. Such note holders have a right to require repayment of 101% of the principal amount of the Fidelity Notes in an acquisition of the Company, and the notes provide for payment of unpaid interest on conversion following such an acquisition if the note holders do not require such repayment. The Fidelity Securities Purchase Agreement and Fidelity Notes include covenants regarding payment of interest, maintaining the Company's listing status, limitations on debt, maintenance of corporate existence, and timely filing of SEC reports. The Fidelity Notes include standard events of default resulting in acceleration of indebtedness, including failure to pay, bankruptcy and insolvency, cross-defaults, material adverse effect clauses and breaches of the covenants in the Fidelity Securities Purchase Agreement and Fidelity Notes, with default interest rates and associated cure periods applicable to the covenant regarding SEC reporting. Furthermore, the Fidelity Notes include restrictions on the amount of debt the Company is permitted to incur. With exceptions for certain existing debt, refinancing of such debt and certain other exclusions and waivers, the Fidelity Notes provide that the Company's total outstanding debt at any time cannot exceed the greater of $200.0 million or 50% of its consolidated total assets and its secured debt cannot exceed the greater of $125.0 million or 30% of its consolidated total assets. In connection with the Company’s closing of a short-term bridge loan for $35.0 million in October 2013, holders of the Fidelity Notes waived compliance with the debt limitations outlined above as to the $35.0 million bridge loan (or the “Temasek Bridge Note”) and the August 2013 Financing (defined below). In consideration for such waiver, the Company granted to holders of the Fidelity Notes or their affiliates, the right to purchase up to an aggregate of $7.6 million worth of convertible promissory notes in the first tranche of the August 2013 Financing.

Pursuant to a Securities Purchase Agreement among the Company, Maxwell (Mauritius) Pte Ltd (or “Temasek”) and Total, dated as of August 8, 2013 (or the “August 2013 SPA”), as amended in October 2013 to include certain entities affiliated with FMR LLC (or the “Fidelity Entities”), the Company sold and issued certain senior convertible promissory notes (or the "Tranche I Notes") pursuant to a financing (or the “August 2013 Financing”) exempt from registration under the Securities Act of 1933, as amended, (the "Securities Act"), with an aggregate principal amount of $7.6 million of Tranche I Notes sold to the Fidelity Entities. See "Related Party Convertible Notes" in Note 5, "Debt."

Rule 144A Convertible Note Offering

In May 2014, the Company entered into a Purchase Agreement with Morgan Stanley & Co. LLC, as the initial purchaser (or the “Initial Purchaser”), relating to the sale of $75.0 million aggregate in principal amount of its 6.50% Convertible Senior Notes due 2019 (or the "144A Notes") to the Initial Purchaser in a private placement, and for initial resale by the Initial Purchaser to certain qualified institutional buyers (or the "Rule 144A Convertible Note Offering"). In addition, the Company granted the Initial Purchaser an option to purchase up to an additional $15.0 million aggregate principal amount of 144A Notes, which option expired according to its terms. Under the terms of the purchase agreement for the 144A Notes, the Company agreed to customary indemnification of the Initial Purchaser against certain liabilities. The Notes were issued pursuant to an Indenture, dated as of May 29, 2014 (or the “Indenture”), between the Company and Wells Fargo Bank, National Association, as trustee. The net proceeds from the offering of the 144A Notes were approximately $72.0 million after payment of the Initial Purchaser’s discounts and offering expenses. In addition, in connection with obtaining a waiver from Total of its preexisting contractual right to exchange certain senior secured convertible notes previously issued by the Company for new notes issued in the offering, the Company used approximately $9.7 million of the net proceeds to repay previously issued notes (representing the amount of 144A Notes purchased by Total from the Initial Purchaser). Certain of the Company's affiliated entities purchased $24.7 million in aggregate principal amount of 144A Notes from the Initial Purchaser (described further below under "Related Party Convertible Notes"). The 144A Notes bear interest at a rate of 6.50% per year, payable semiannually in arrears on May 15 and November 15 of each year, beginning November 15, 2014. The 144A Notes mature on May 15, 2019, unless earlier converted or repurchased. The 144A Notes are convertible into shares of the Company's common stock at any time prior to the close of business day on May 15, 2019. The 144A Notes have an initial conversion rate of 267.037 shares of Common Stock per $1,000 principal amount of 144A Notes (subject to adjustment in certain circumstances). This represents an initial effective conversion price of approximately $3.74 per share of common stock. For any conversion on or after May 15, 2015, in the event that the last reported sale price of the Company’s common stock for 20 or more trading days (whether or not consecutive) in a period of 30 consecutive trading days ending within five trading days immediately prior to the date the Company receives a notice of conversion exceeds the conversion price of $3.74 per share on each such trading day, the holders, in addition to the shares deliverable upon conversion, will be entitled to receive a cash payment equal to the present value of the remaining scheduled payments of interest that would have been made on the 144A Notes being converted from the conversion date to the earlier of the date that is three years after the date the Company receives such notice of conversion and maturity (May 15, 2019). In the event of a fundamental change, as defined in the Indenture, holders of the 144A Notes may require the Company to purchase all or a portion of the 144A Notes at a price equal to 100% of the principal amount of the 144A Notes, plus any accrued and unpaid interest to, but excluding, the fundamental change repurchase date. Holders of the 144A Notes who convert their 144A Notes in connection with a make-whole fundamental change will receive additional shares representing the present value of the remaining interest payments which will be computed using a discount rate of 0.75%. If a holder of 144A Notes elects to convert its 144A Notes prior to the effective date of any make-whole fundamental change, such holder will not be entitled to an increased conversion rate in connection with such conversion. Refer to the “Exchange” and “Maturity Treatment Agreement” sections of this Note 5, "Debt", for details of the impact of the Maturity Treatment and Exchange agreements on the 144A Notes.

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

In connection with the December 2012 private placement of the Company’s common stock involving certain existing stockholders of the Company (see Note 10, "Stockholders' Equity"), Total elected to participate in the private placement by exchanging approximately $5.0 million of its $53.3 million in Total Notes issued in the initial closing into 1,677,852 of the Company's common stock at a price of $2.98 per share. As such, $5.0 million of Total's outstanding $53.3 million in Total Notes issued in the initial closing was cancelled. The cancellation of the debt was treated as an extinguishment of debt in accordance with the guidance outlined in ASC 470-50. As a result of the exchange and cancellation of the $5.0 million debt, the Company recorded a loss from extinguishment of debt of $0.9 million in the year ended December 31, 2012.

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

The conversion prices of the Total Notes were subject to adjustment for proportional adjustments to outstanding common stock and under anti-dilution provisions in case of certain dividends and distributions. Total had a right to require repayment of 101% of the principal amount of the Total Notes in the event of a change of control of the Company and the Total Notes provided for payment of unpaid interest on conversion following such a change of control if Total did not require such repayment. The Total Purchase Agreement and Total Notes included covenants regarding payment of interest, maintenance of the Company's listing status, limitations on debt, maintenance of corporate existence, and filing of SEC reports. The Total Notes include standard events of default resulting in acceleration of indebtedness, including failure to pay, bankruptcy and insolvency, cross-defaults, and breaches of the covenants in the Total Purchase Agreement and Total Notes, with added default interest rates and associated cure periods applicable to the covenant regarding SEC reporting. Furthermore, the Total Notes included restrictions on the amount of debt the Company is permitted to incur. With exceptions for certain existing debt, refinancing of such debt and certain other exclusions and waivers, the Total Notes provided that the Company's total outstanding debt at any time could not exceed the greater of $200.0 million or 50% of its consolidated total assets and its secured debt could not exceed the greater of $125.0 million or 30% of its consolidated total assets. In connection with the Company’s closing of the Temasek Bridge Note for $35.0 million and the August 2013 Financing and in connection with the Rule 144A Convertible Note Offering in May 2014, Total waived compliance with the debt limitations outlined above as to the Temasek Bridge Note, the August 2013 Financing and the Rule 144A Convertible Note Offering.

In December 2013, in connection with the Company's entry into a Shareholders Agreement dated December 2, 2013 and License Agreement dated December 2, 2013 (or, collectively, the “JV Documents”) with Total and Total Amyris BioSolutions B.V. (or “JVCO”) relating to the establishment of JVCO (see Note 7, "Joint Ventures and Noncontrolling Interest"), the Company (i) exchanged the $69.0 million of the then-outstanding Total Notes issued pursuant to the Total Purchase Agreement for replacement 1.5% senior secured convertible notes, in principal amounts equal to the principal amount of each cancelled note (or the “Replacement Notes”) or, when referencing Replacement Notes outstanding as of June 30, 2015 sometimes referred to the Total Notes), ii) granted to Total a security interest in and lien on all Amyris’ rights, title and interest in and to Company’s shares in the capital of JVCO and (iii) agreed that any securities to be purchased and sold at the third closing under the Total Purchase Agreement by Total would be Replacement Notes instead of Total Notes. As a consequence of executing the JV Documents and forming JVCO, the security interest in all of the Company's intellectual property, granted by the Company in favor of Total, Temasek, and certain Fidelity Entities pursuant to the Restated Intellectual Property Security Agreement dated as of October 16, 2013, were automatically terminated effective as of December 2, 2013 upon Total’s and the Company’s joint written notice to Temasek and the Fidelity Entities.

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

In January 2015, the Company sold and issued a Replacement Note to Total with a principal amount of $10.85 million with a March 1, 2017 maturity date pursuant to the Total Purchase Agreement. This purchase and sale constituted the final installment of the $21.7 million third closing described above. In accordance with the March 2014 Total Letter Agreement, this convertible note has an initial conversion price equal to $4.11 per share of the Company's common stock. Refer to the “Exchange” section of this Note 5, "Debt", for details of the impact of the Exchange Agreement on the Replacement Notes.

As of September 30, 2015 and December 31, 2014, $5.0 million and $51.0 million, respectively, of Replacement Notes were outstanding, net of debt discount of $0.0 million and $13.1 million, respectively.

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

In October 2013, the Company sold and issued the Temasek Bridge Note in exchange for a bridge loan of $35.0 million. The Temasek Bridge Note was due on February 2, 2014 and accrued interest at a rate of 5.5% quarterly from the October 4, 2013 date of issuance. The Temasek Bridge Note was cancelled on October 16, 2013 as payment for Temasek’s purchase of Tranche I Notes in the first tranche of the August 2013 Financing, as further described below.

In October 2013, the Company amended the August 2013 SPA to include certain Fidelity Entities in the first tranche of the August 2013 Financing with an investment amount of $7.6 million, and to proportionally increase the amount acquired by exchange and cancellation of outstanding Total Notes in connection with its exercise of pro rata rights up to $14.6 million ($9.2 million in the first tranche and up to $5.4 million in the second tranche). Also in October 2013, the Company completed the closing of the first tranche of the August 2013 Financing, issuing a total of $51.8 million in Tranche I Notes for cash proceeds of $7.6 million and cancellation of outstanding convertible promissory notes of $44.2 million, of which $35.0 million resulted from cancellation of the Temasek Bridge Note and the remaining $9.2 million from the exchange and cancellation of an outstanding Total Note. As a result of the exchange and cancellation of the $35.0 million Temasek Bridge Note and the $9.2 million Total Note for the Tranche I Notes, the Company recorded a loss from extinguishment of debt of $19.9 million. The Tranche I Notes are due sixty months from the date of issuance and are convertible into the Company’s common stock at a conversion price equal to $2.44, which represents a 15% discount to a trailing 60-day weighted-average closing price of the common stock on NASDAQ through August 7, 2013, subject to adjustment as described below. The Tranche I Notes are convertible at the option of the holder: (i) at any time after 18 months from the date of the August 2013 SPA, (ii) on a change of control of the Company or (iii) upon the occurrence of an event of default. The conversion price of the Tranche I Notes will be reduced to $2.15 if (a) (i) a specified Company manufacturing plant failed to achieve a total production of 1.0 million liters within a run period of 45 days prior to June 30, 2014, or (ii) the Company fails to achieve gross margins from product sales of at least 5% prior to June 30, 2014, or (b) the Company reduces the conversion price of certain existing promissory notes held by Total prior to the repayment or conversion of the Tranche I Notes. In 2013, the Company achieved a total production of 1.0 million liters within a run period of 45 days in satisfaction of clause (a) (i) of the preceding sentence and the Company achieved clause (a)(ii) by achieving greater than 8% gross margins from product sales prior to June 30, 2014. Each Tranche I Note accrues interest from the date of issuance until the earlier of the date that such Tranche I Note is converted into the Company’s common stock or is repaid in full. Interest accrues at a rate of 5% per six months, compounded semiannually (with graduated interest rates of 6.5% applicable to the first 180 days and 8% applicable, thereafter as the sole remedy should the Company fail to maintain NASDAQ listing status or at 6.5% for all other defaults). Interest for the first 30 months is payable in kind and added to the principal every six-months and thereafter, the Company may continue to pay interest in kind by adding to the principal every six-months or may elect to pay interest in cash. The Tranche I Notes may be prepaid by the Company after 30 months from the issuance date and initial interest payment; thereafter, the Company has the option to prepay the Tranche I Notes every six months at the date of payment of the semi-annual coupon.

In January 2014, the Company sold and issued, for face value, approximately $34.0 million of convertible promissory notes in the second tranche of the August 2013 Financing (or the “Tranche II Notes”). At the closing, Temasek purchased $25.0 million of the Tranche II Notes and Wolverine Asset Management, LLC (or “Wolverine”) purchased $3.0 million of the Tranche II Notes, each for cash. Total purchased approximately $6.0 million of the Tranche II Notes through cancellation of the same amount of principal of previously outstanding Replacement Notes held by Total. As a result of the exchange and cancellation of the $6.0 million Total Note for the Tranche II Notes, the Company recorded a loss from extinguishment of debt of $9.4 million. The Tranche II Notes are be due sixty months from the date of issuance and are convertible into shares of common stock at a conversion price equal to $2.87 per share, which represents a trailing 60-day weighted-average closing price of the common stock on NASDAQ through August 7, 2013, subject to adjustment as described below. Specifically, the Tranche II Notes are convertible at the option of the holder (i) at any time 12 months after issuance, (ii) on a change of control of the Company, or (iii) upon the occurrence of an event of default. Each Tranche II Note accrues interest from the date of issuance until the earlier of the date that such Tranche II Note is converted into common stock or repaid in full. Interest accrues at a rate per annum equal to 10%, compounded annually (with graduated interest rates of 13% applicable to the first 180 days and 16% applicable thereafter as the sole remedy should the Company fail to maintain NASDAQ listing status or at 12% for all other defaults). Interest for the first 36 months is payable in kind and added to principal every year following the issue date and thereafter, the Company may continue to pay interest in kind by adding to principal on every year anniversary of the issue date or may elect to pay interest in cash.

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

The conversion price of the Tranche I Notes and Tranche II Notes was reset to $1.42 per share upon the completion of the Private Offering in July 2015.

As of September 30, 2015 and December 31, 2014, the related party convertible notes outstanding under the Tranche I Notes and Tranche II Notes were $22.7 million and $49.2 million, respectively, net of debt discount of $0.0 million and $30.7 million, respectively. The debt discount is the result of the bifurcation of the conversion options that contain "make-whole" provisions or down round conversion price adjustment provisions associated with the outstanding debt. Refer to the “Exchange” and “Maturity Treatment Agreement” sections of this Note 5, "Debt", for details of the impact of the Maturity Treatment and Exchange agreements on the Tranche I and II Notes.

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

As of September 30, 2015, there was $5.0 million in outstanding principal under Total Notes with a conversion price of $3.74 per share, with such Total Notes all having a maturity date of March 1, 2017, subject to the conversion and cancellation provisions set forth in the Notes.

As of September 30, 2015, the related party convertible notes outstanding under the Rule 144A Convertible Note Offering were $14.6 million, net of discount of $1.7 million.

As of September 30, 2015 and December 31, 2014, the total related party convertible notes outstanding were $42.4 million and $115.2 million, respectively, net of discount of $1.7 million and $53.8 million, respectively. The Company recorded a loss from extinguishment of debt from the exchange and cancellation of related party convertible notes of $5.9 million and zero for the three months ended September 30, 2015 and 2014, respectively, and $5.9 million and $10.5 million for the nine months ended September 30, 2015 and 2014, respectively.

Loans Payable

In July 2012, the Company entered into a Note of Bank Credit and a Fiduciary Conveyance of Movable Goods Agreement (together, the "July 2012 Bank Agreements") with each of Nossa Caixa Desenvolvimento (or “Nossa Caixa”) and Banco Pine S.A. (or “Banco Pine”). Under the July 2012 Bank Agreements, the Company pledged certain farnesene production assets as collateral for the loans of R$52.0 million. The Company's total acquisition cost for such pledged assets was approximately R$68.0 million (approximately US$17.1 million based on the exchange rate as of September 30, 2015). The Company is also a parent guarantor for the payment of the outstanding balance under these loan agreements. Under the July 2012 Bank Agreements, the Company could borrow an aggregate of R$52.0 million (approximately US$13.1 million based on the exchange rate as of September 30, 2015) as financing for capital expenditures relating to the Company's manufacturing facility located in Brotas, Brazil. Specifically, Banco Pine, agreed to lend R$22.0 million and Nossa Caixa agreed to lend R$30.0 million. The funds for the loans are provided by BNDES, but are guaranteed by the lenders. The loans have a final maturity date of July 15, 2022 and bear a fixed interest rate of 5.5% per year. The loans are also subject to early maturity and delinquency charges upon occurrence of certain events including interruption of manufacturing activities at the Company's manufacturing facility in Brotas, Brazil for more than 30 days, except during the sugarcane off-season. For the first two years that the loans are outstanding, the Company is required to pay interest only on a quarterly basis. Since August 15, 2014, the Company has been required to pay equal monthly installments of both principal and interest for the remainder of the term of the loans. As of September 30, 2015 and December 31, 2014, a principal amount of $11.2 million and $18.6 million, respectively, was outstanding under these loan agreements.

In March 2013, the Company entered into an export financing agreement with Banco ABC Brasil S.A. (or “ABC”) for approximately $2.5 million to fund exports through March 2014. This loan was collateralized by future exports from the Company's subsidiary in Brazil. In March 2014, the Company entered into an additional export financing agreement with ABC for approximately $2.2 million to fund exports through March 2015. This loan is collateralized by future exports from the Company's subsidiary in Brazil. In April, 2015, we entered into an additional export financing agreement with ABC for approximately $1.6 million to fund exports through March 2016. This loan is collateralized by future exports from the Company's subsidiary in Brazil. As of September 30, 2015, the principal amount outstanding under this agreement was $1.6 million. The Company is also a parent guarantor for the payment of the outstanding balance under these loan agreements.

In October 2013, the Company entered into a financing arrangement with a third party for the monthly payments of its insurance premiums of $0.6 million payable in nine monthly installments of principal and interest. Interest accrues at a rate of 3.24% per annum. The installment payments were concluded in 2014. In October 2014, the Company agreed to a new installment plan amounting to $0.6 million to pay for the current insurance premiums under the same terms. As of September 30, 2015 and December 31, 2014, the outstanding unpaid installment payments were zero and $0.3 million, respectively.

Exchange (debt conversion)

On July 29, 2015, the Company closed the Exchange pursuant to that certain Exchange Agreement, dated as of July 26, 2015 (the “ Exchange Agreement ”), among the Company, Temasek and Total.

Under the Exchange Agreement, at the closing, Temasek exchanged approximately $71.0 million of outstanding convertible promissory notes (including paid-in-kind and accrued interest through July 29, 2015) and Total exchanged $70.0 million in principal amount of outstanding convertible promissory notes for shares of the Company’s common stock. The exchange price was $2.30 per share (the “Exchange Price”) and was paid by the exchange and cancellation of such outstanding convertible promissory notes, and Temasek and Total received 30,860,633 and 30,434,782 shares of the Company’s common stock, respectively, in the Exchange. As a result of the Exchange, accretion of debt discount was accelerated based on the Company’s estimate of the expected conversion date, resulting in an additional interest expense of $36.6 million for the quarter ended June 30, 2015 and $2.6 million for the quarter ended September 30, 2015.

Under the Exchange Agreement, Total also received the following warrants, each with a five-year term, at the closing:

•	A warrant to purchase 18,860,992 shares of the Company’s Common Stock (the “Total Funding Warrant”).

•	A warrant to purchase 2,000,000 shares of the Company’s common stock that will only be exercisable if the Company fails, as of March 1, 2017, to achieve a target cost per liter to manufacture farnesene (the “Total R&D Warrant”). The Total Funding Warrant and the Total R&D Warrant are collectively referred to as the “Total Warrants.”

Additionally, under the Exchange Agreement, Temasek received the following warrants:

•	A warrant to purchase 14,677,861 shares of the Company’s common stock. (the “Temasek Exchange Warrant”)

•	A warrant exercisable for that number of shares of the Company’s common stock equal to (1) (A) the number of shares for which Total exercises the Total Funding Warrant plus (B) the number of additional shares for which the certain convertible notes remaining outstanding following the completion of the Exchange may become exercisable as a result of a reduction in the conversion price of such remaining notes as of a result of and/or subsequent to the date of the Exchange plus (C) that number of additional shares in excess of 2,000,000, if any, for which the Total R&D Warrant becomes exercisable multiplied by a fraction equal to 30.6% divided by 69.4% plus (2) (A) the number of any additional shares for which certain other outstanding convertible promissory notes may become exercisable as a result of a reduction to the conversion price of such notes multiplied by (B) a fraction equal to 13.3% divided by 86.7%.

•	A warrant exercisable for that number of shares of the Company’s common stock equal to 880,339 multiplied by a fraction equal to the number of shares for which Total exercises the Total R&D Warrant divided by 2,000,000. If Total is entitled to, and does, exercise the Total R&D Warrant in full, this warrant would be exercisable for 880,339 shares.

The above-referenced warrants issued to Temasek have ten-year terms and are referred to herein as the “Temasek Warrants” and, the Temasek Warrants and Total Warrants are hereinafter collectively referred to as the “Exchange Warrants”. All of the Exchange Warrants have an exercise price of $0.01 per share.

In addition to the grant of the Exchange Warrants, a warrant issued by the Company to Temasek in October 2013 in conjunction with a prior convertible debt financing (the “2013 Warrant”) became exercisable in full upon the completion of the Exchange. There are 1,000,000 shares underlying the 2013 Warrant, which were exercised at an exercise price of $0.01 per share during the quarter ended September 30, 2015.

The exercisability of all of the Exchange Warrants is subject to stockholder approval. The Company intends to solicit such approval promptly and, as further described below, has entered into Voting Agreements (defined below) with certain of the Company’s stockholders and investors pursuant to which such stockholders and investors have agreed to vote in favor of the exercisability of the Exchange Warrants and the exercisability of certain of other warrants to be issued under the transactions contemplated by the Private Offering (as described below, the “ Private Offering Warrants ”), which was obtained on September 17, 2015.

Maturity Treatment Agreement

At the closing of the Exchange, the Company, Total and Temasek also entered into a Maturity Treatment Agreement, dated as of July 29, 2015, pursuant to which Total and Temasek agreed to convert any of the Company’s convertible promissory notes held by them that were not cancelled in the Exchange (the “Remaining Notes”) into shares of the Company’s common stock in accordance with the terms of such Remaining Notes upon maturity, provided that certain events of default have not occurred with respect to the applicable Remaining Notes prior to such maturity. As of immediately following the closing of the Exchange, Temasek held $10.0 million in aggregate principal amount of Remaining Notes (being Rule 144A Convertible Notes) and Total held approximately $25.0 million in aggregate principal amount of Remaining Notes (being $9.7 million of Rule 144A Convertible Notes and $15.3 million of Tranche I and II Notes).

Including the Remaining Notes, following the closing of the July 2015 Private Offering and the Exchange, the Company had outstanding $130.9 million in aggregate principal amount of convertible promissory notes, including $25.0 million with a conversion price of $7.0682 per share, $5.0 million with a conversion price of $3.08 per share (with such $5.0 million to be canceled upon final execution of agreements relating to restructuring of a fuels joint venture with Total), $75.0 million with a conversion price of $3.74 per share, and $25.9 million (the “Tranche Notes ”) with a conversion price of approximately $1.42 per share (with Tranche Notes’ conversion price reduced from conversion prices ranging from $2.44 to $2.87, based on existing anti-dilution adjustments in the Tranche Notes as a result of the Private Offering price).

In conjunction with the closing of the Exchange and Maturity Treatment Agreements on July 29, 2015, $178.1 million of convertible debt was extinguished and a $6.0 million loss on extinguishment was recognized in the quarter ended September 30, 2015. The Remaining Notes were recorded at fair value.

Letters of Credit

In June 2012, the Company entered into a letter of credit agreement for $1.0 million under which it provided a letter of credit to the landlord of its headquarters in Emeryville, California, in order to cover the security deposit on the lease. This letter of credit is secured by a certificate of deposit. Accordingly, the Company has $1.0 million as restricted cash under this arrangement as of September 30, 2015 and December 31, 2014.

Future minimum payments under the debt agreements as of September 30, 2015 are as follows (in thousands):

Years ending December 31:	Related Party Convertible Debt	Convertible Debt	Loans Payable	Credit Facility	Total
2015 (remaining three months)	$807	$2,019	$704	$4,816	$8,346
2016	1,606	4,020	3,813	19,216	28,655
2017	6,798	29,090	2,091	6,821	44,800
2018	16,780	15,685	2,002	262	34,729
2019	35,298	56,798	1,914	70	94,080
Thereafter	—	—	4,533	—	4,533
Total future minimum payments	61,289	107,612	15,057	31,185	215,143
Less: amount representing interest(1)	(24,414)	(35,640)	(2,149)	(4,631)	(66,834)
Present value of minimum debt payments	36,875	71,972	12,908	26,554	148,309
Less: current portion	—	—	(3,364)	(17,538)	(20,902)
Add: FV change due to conversion on 7/29/2015	5,526	$—	—	—	5,526
Noncurrent portion of debt	$42,401	$71,972	$9,544	$9,016	$132,933

______________

(1) Including debt discount of $17.1 million related to the embedded derivatives associated with the related party and non-related party convertible debt which will be accreted to interest expense under the effective interest method over the term of the convertible debt.

6. Commitments and Contingencies

Lease Obligations

The Company leases certain facilities and finances certain equipment under operating and capital leases, respectively. Operating leases include leased facilities and capital leases include leased equipment (see Note 4, "Balance Sheet Components"). The Company recognizes rent expense on a straight-line basis over the non-cancellable lease term and records the difference between rent payments and the recognition of rent expense as a deferred rent liability. Where leases contain escalation clauses, rent abatements, and/or concessions, such as rent holidays and landlord or tenant incentives or allowances, the Company applies them as a straight-line rent expense over the lease term. The Company has non-cancellable operating lease agreements for office, research and development, and manufacturing space that expire at various dates, with the latest expiration in February 2031. Rent expense under operating leases was $1.4 million and $1.3 million for the three months ended September 30, 2015 and 2014, respectively, and was $3.9 million and $4.0 million for the nine months ended September 30, 2015 and 2014, respectively.

Future minimum payments under the Company's lease obligations as of September 30, 2015, are as follows (in thousands):

Years ending December 31:	Capital Leases	Operating Leases	Total Lease Obligations
2015 (remaining three months)	$187	$1,696	$1,883
2016	530	6,755	7,285
2017	187	6,642	6,829
2018	—	6,700	6,700
2019	—	6,748	6,748
Thereafter	—	25,026	25,026
Total future minimum lease payments	904	$53,567	$54,471
Less: amount representing interest	(70)
Present value of minimum lease payments	834
Less: current portion	(555)
Long-term portion	$279

Guarantor Arrangements

The Company has agreements whereby it indemnifies its officers and directors for certain events or occurrences while the officer or directors are serving in their official capacities. The indemnification period remains enforceable for the officer's or director’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a director and officer insurance policy that limits its exposure and enables the Company to recover a portion of any future payments. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal. Accordingly, the Company had no liabilities recorded for these agreements as of September 30, 2015 and December 31, 2014.

The Company entered into the FINEP Credit Facility to finance a research and development project on sugarcane-based biodiesel (see Note 5, "Debt"). The FINEP Credit Facility is guaranteed by a chattel mortgage on certain equipment of the Company. The Company's total acquisition cost for the equipment under this guarantee is approximately R$6.0 million (approximately US$1.5 million based on the exchange rate as of September 30, 2015).

The Company entered into the BNDES Credit Facility to finance a production site in Brazil (see Note 5, "Debt").The BNDES Credit Facility is collateralized by a first priority security interest in certain of the Company's equipment and other tangible assets with a total acquisition cost of R$24.9 million (approximately US$6.3 million based on the exchange rate as of September 30, 2015). The Company is a parent guarantor for the payment of the outstanding balance under the BNDES Credit Facility. Additionally, the Company is required to provide certain bank guarantees under the BNDES Credit Facility. Accordingly, the Company has $0.2 million and $0.6 million as restricted cash as of September 30, 2015 and December 31, 2014, respectively.

The Company entered into loan agreements and security agreements whereby the Company pledged certain farnesene production assets as collateral (the fiduciary conveyance of movable goods) with each of Nossa Caixa and Banco Pine (see Note 5, "Debt"). The Company's total acquisition cost for the farnesene production assets pledged as collateral under these agreements is approximately R$68.0 million (approximately US$17.1 million based on the exchange rate as of September 30, 2015). The Company is also a parent guarantor for the payment of the outstanding balance under these loan agreements.

The Company had an export financing agreement with ABC for approximately $2.5 million for a one year term to fund exports through March 2014. As of September 30, 2015, the loan was fully repaid. On April 8, 2015, the Company entered into another export financing agreement with the same bank for approximately $1.6 million for a one year term to fund exports through March 2016. This loan is collateralized by future exports from Amyris Brasil. The Company is also a parent guarantor for the payment of the outstanding balance under these loan agreements.

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

In December 2013, in connection with the execution of JV Documents entered into by and among Amyris, Total and JVCO relating to the establishment of the JVCO (see Note 5, "Debt" and Note 7, "Joint Venture and Noncontrolling Interests"), the Company agreed to exchange the $69.0 million outstanding Total Notes issued pursuant to the Total Purchase Agreement and issue replacement 1.5% senior secured convertible notes, in principal amounts equal to the principal amount of each Total Note and grant a security interest to Total in and lien on all the Company’s rights, title and interest in and to the Company’s shares in the capital of the JVCO. Following execution of the JV Documents, all Total Notes that have been issued became Replacement Notes. Further, the $10.85 million in principal amount of such notes issued in the initial tranche of the third closing under the Total Purchase Agreement in July 2014 and the $10.85 million in principal amount of such notes issued in the second tranche of the third closing are secured Replacement Notes instead of unsecured Total Notes. "See Note 5,"Debt" for the impact of the Exchange and Maturity Treatment Agreement on the Replacement Notes".

The Hercules Loan Facility (see Note 5, "Debt") is collateralized by liens on the Company's assets, including certain Company intellectual property.

Purchase Obligations

As of September 30, 2015, the Company had $2.0 million in purchase obligations which included $1.1 million in non-cancellable contractual obligations and construction commitments, of which zero have been accrued as loss on purchase commitments.

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

7. Joint Ventures and Noncontrolling Interests

Novvi LLC

In September 2011, the Company and Cosan US, Inc. (or “Cosan U.S.”) formed Novvi LLC (or “Novvi”), a U.S. entity that is jointly owned by the Company and Cosan U.S.. In March 2013, the Company and Cosan U.S. entered into agreements to (i) expand their base oils joint venture to also include additives and lubricants and (ii) operate their joint venture exclusively through Novvi. Specifically, the parties entered into an Amended and Restated Operating Agreement for Novvi (or the “Operating Agreement”), which sets forth the governance procedures for Novvi and the parties' initial contribution. The Company also entered into an IP License Agreement with Novvi (or the "IP License Agreement") under which the Company granted Novvi (i) an exclusive (subject to certain limited exceptions for the Company), worldwide, royaty-free license to develop, produce and commercialize base oils, additives, and lubricants derived from Biofene for use in automotive and industrial lubricants markets, and (ii) a non-exclusive, royalty free license, subject to certain conditions, to manufacture Biofene solely for its own products. In addition, both the Company and Cosan U.S. granted Novvi certain rights of first refusal with respect to alternative base oil and additive technologies that may be acquired by the Company or Cosan U.S. during the term of the IP License Agreement. Under these agreements, the Company and Cosan U.S. each own 50% of Novvi and each party shares equally in any costs and any profits ultimately realized by the joint venture. Novvi is governed by a six member Board of Managers (or the “Board of Managers”), with three managers represented by each investor. The Board of Managers appoints the officers of Novvi, who are responsible for carrying out the daily operating activities of Novvi as directed by the Board of Managers. The IP License Agreement has an initial term of 20 years from the date of the agreement, subject to standard early termination provisions such as uncured material breach or a party's insolvency. Under the terms of the Operating Agreement, Cosan U.S. was obligated to fund its 50% ownership share of Novvi in cash in the amount of $10.0 million and the Company was obligated to fund its 50% ownership share of Novvi through the granting of an IP License to develop, produce and commercialize base oils, additives, and lubricants derived from Biofene for use in the automotive, commercial and industrial lubricants markets, which Cosan U.S. and Amyris agreed was valued at $10.0 million. In March 2013, the Company measured its initial contribution of intellectual property to Novvi at the Company's carrying value of the licenses granted under the IP License Agreement, which was zero. Additional funding requirements to finance the ongoing operations of Novvi are expected to happen through revolving credit or other loan facilities provided by unrelated parties (i.e., such as financial institutions); cash advances or other credit or loan facilities provided by the Company and Cosan U.S. or their affiliates; or additional capital contributions by the Company and Cosan U.S.

In April 2014, the Company purchased additional membership units of Novvi for an aggregate purchase price of $0.2 million. Also in April 2014, the Company contributed $2.1 million in cash in exchange for receiving additional membership units in Novvi. Each member owns 50% of Novvi's issued and outstanding membership units.

In September 2014, the Company and Cosan U.S. entered into a member senior loan agreement to grant Novvi a loan amounting to approximately $3.7 million. The loan is due on September 1, 2017 and bears interest at a rate of 0.36% per annum. Interest accrues daily and is due and payable in arrears on September 1, 2017. The Company and Cosan U.S. each agreed to provide 50% of the loan. The Company's share of approximately $1.8 million was disbursed in two installments. The first installment of $1.2 million was made in September 2014 and the second installment of $0.6 million was made in October 2014. In November 2014, the Company and Cosan U.S. entered into a second member senior loan agreement to grant Novvi a loan of approximately $1.9 million on the same terms as the loan issued in September 2014. The Company and Cosan U.S. each agreed to provide 50% of the loan. The Company disbursed its share of approximately $1.0 million in November 2014. In May 2015, the Company and Cosan U.S. entered into a third member senior loan agreement to grant Novvi a loan of approximately $1.1 million on the same terms as the loan issued in September 2014, except that the due date is May 14, 2018. As of September 30, 2015 and December 31, 2014, total loans to Novvi were $2.5 million and $1.7 million, net of imputation of interest of $1.5 million and $1.0 million as result of the below market interest rate on the loan to affiliate, respectively.

In August, 2015, the Company and Cosan U.S. entered into a fourth member senior loan agreement to grant Novvi a loan of approximately $0.2 million on the same terms as the loan issued in September 2014, except that the due date is August 19, 2018.

The following table is a reconciliation of our equity and loans in Novvi:

	September 30,
(In thousands)	2015	2014
Balance at January 1	$2,192	$—
Loans to affiliate	770	—
Imputation of interest	461	—
Capital contribution (cash)	—	2,075
Capital contribution (non – cash)	—	237
Share in net loss offset to equity investment	(908)	(988)
Share in net loss offset to loans to affiliate	(1,181)	—
Accretion of imputed interest	413	—
Balance at September 30	$1,747	$1,324

The Company has identified Novvi as a VIE and determined that the power to direct activities, which most significantly impact the economic success of the joint venture (i.e., continuing research and development, marketing, sales, distribution and manufacturing of Novvi products), is equally shared between the Company and Cosan U.S. Accordingly, the Company is not the primary beneficiary and therefore accounts for its investment in Novvi under the equity method of accounting. The Company will continue to reassess its primary beneficiary analysis of Novvi if there are changes in events and circumstances impacting the power to direct activities that most significantly affect Novvi's economic success. Under the equity method, the Company's share of profits and losses are included in “Loss from investments in affiliates” in the condensed consolidated statements of operations. The Company recorded $0.7 million and $0.8 million for its share of Novvi's net loss for the three months ended September 30, 2015 and 2014, respectively, and $2.1 million and $1.0 million for the nine months ended September 30, 2015 and 2014, respectively. The carrying amount of the Company's equity investment in Novvi was $1.7 million and $1.3 million as of September 30, 2015 and 2014, respectively.

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

The JVCO has an initial capitalization of €0.1 million (approximately US$0.1 million based on the exchange rate as of September 30, 2015). The Company has identified JVCO as a VIE and determined that the Company is not the primary beneficiary and therefore accounts for its investment in JVCO under the equity method of accounting. Following a "Go" decision, no later than six months prior to July 31, 2016, the Company and Total are required to amend the July 2012 Agreements to reflect the corporate structure of JVCO, amend and restate the articles of association of JVCO, finalize and agree on a five-year plan and an initial budget, maximize economic viability and value of JVCO and enter into the Total license agreement. The Company will reevaluate its assessment in 2016 based on the specific terms of the final shareholders' agreement.

On July 26, 2015, the Company entered into a Letter Agreement with Total (the “JVCO Letter Agreement”) regarding the restructuring of ownership and rights of Total Amyris BioSolutions B.V., the jointly-owned entity incorporated in November 2013 to house the JV (“TAB"), pursuant to which the parties agreed to enter into an Amended and Restated Shareholders' Agreement among the Company, Total and TAB, a Deed of Amendment of Articles of Association of TAB, an Amended & Restated Jet Fuel License Agreement among the Company and TAB, and a License Agreement regarding Diesel Fuel in the EU between the Company and Total, all in order to reflect certain changes to the structure of TAB and license grants and related rights pertaining to TAB (together, with the Pilot Plant Agreement Amendment described below, collectively, the "Commercial Agreements"). The Pilot Plant Agreement Amendment was entered into on July 26, 2015. The parties continue to finalize the terms of the Commercial Agreements related to TAB and expect to complete the transactions before the end of 2015.

Under the Commercial Agreements relating to TAB, the Company will grant exclusive (excluding its Brazil jet fuels business), world-wide, royalty-free rights to TAB for commercialization of farnesene- or farnesane-based jet fuel, and the parties agreed that, if TAB wishes to purchase farnesene- or farnesane for such business, they would negotiate a supply agreement on a "most-favored" pricing basis. TAB would also have an option until March 1, 2018 to purchase the assets of the jet portion of the Company's Brazil fuel business at a price based on the fair value of the commercial assets and the Company's investment in other related assets. If it exercises that option, TAB would no longer have any licenses or rights with regards to farnesene- or farnesane-based diesel fuel.

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

Additionally, in connection with the restructuring of the terms of TAB and the other Commercial Agreements, Total and the Company entered into Amendment #1 (the "Pilot Plant Agreement Amendment") to that certain Pilot Plant Services Agreement dated as of April 4, 2014 (as amended, the "Pilot Plant Agreement") whereby the Company and Total agreed to restructure the payment obligations of Total under the Pilot Plant Agreement. Under the original Pilot Plant Agreement, for a five year period, the Company is providing certain fermentation and downstream separations scale-up services and training to Total and receives an aggregate annual fee payable by Total for all services in the amount of up to approximately $900,000 per annum. Such annual fee is due in three equal installments payable on March 1, July 1 and November 1 each year during the term of the Pilot Plant Agreement. Under the Pilot Plant Agreement Amendment, in connection with the restructuring of TAB discussed above, Amyris agreed to waive a portion of these fees up to approximately $2.0 million, over the term of the Pilot Plant Agreement. The Pilot Plant Agreement Amendment is expected to complete before the end of 2015.

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

The joint venture agreements require the Company to fund the construction costs of the new facility and São Martinho would reimburse the Company up to R$61.8 million (approximately US$15.6 million based on the exchange rate as of September 30, 2015) of the construction costs after SMA commences production. After commercialization, the Company would market and distribute Amyris renewable products produced by SMA and São Martinho would sell feedstock and provide certain other services to SMA. The cost of the feedstock to SMA would be a price that is based on the average return that São Martinho could receive from the production of its current products, sugar and ethanol. The Company would be required to purchase the output of SMA for the first four years at a price that guarantees the return of São Martinho’s investment plus a fixed interest rate. After this four year period, the price would be set to guarantee a break-even price to SMA plus an agreed upon return.

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

The Company completed a significant portion of the construction of the new facility in 2012. The Company suspended construction of the facility in 2013 in order to focus on completing and operating the Company's smaller production facility in Brotas, Brazil. In February 2014, the Company entered into an amendment to the joint venture agreement with São Martinho which updated and documented certain preexisting business plan requirements related to the recommencement of construction at the joint venture operated plant and sets forth, among other things, (i) the extension of the deadline for the commencement of operations at the joint venture operated plant to no later than 18 months following the construction of the plant no later than March 31, 2017, and (ii) the extension of an option held by São Martinho to build a second large-scale farnesene production facility to no later than December 31, 2018 with the commencement of operations at such second facility to occur no later than April 1, 2019. On July 1, 2015 SMSA filed a material fact document with CVM (Securities Exchange Commission of Brazil) that announced that certain contractual targets undertaken by the Company have not been achieved, which affects the feasibility of the project. Therefore, SMSA decided not to approve continuing construction of the plant for the joint venture with Amyris Inc and its Brazilian subsidiary Amyris Brasil Ltda. In July 2015, the Company announced that it was in discussions with SMSA regarding the continuation of the joint venture.  Specifically, the Company and SMSA agreed to continue the joint venture pending discussions through August 31, 2015 in order to evaluate the best investment options available to optimize returns and provide balanced economics for both parties. The Company now expects to enter into agreements in 2015 documenting a planned termination of the joint venture. Refer to Note 4 “Balance Sheet Components” for details of the impact of these developments on the quarter ended September 30, 2015.

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

The Company has determined that the arrangement with Glycotech qualifies as a VIE. The Company determined that it is the primary beneficiary of this arrangement since it has the power through the management committee over which it has majority control to direct the activities that most significantly impact Glycotech's economic performance. In addition, the Company is required to fund 100% of Glycotech's actual operating costs for providing services each month while the facility is in operation under the Glycotech Agreement. Accordingly, the Company consolidates the financial results of Glycotech. As of September 30, 2015, the carrying amounts of Glycotech's assets and liabilities were not material to the Company's condensed consolidated financial statements.

The table below reflects the carrying amount of the assets and liabilities of the two consolidated VIEs for which the Company is the primary beneficiary. As of September 30, 2015, the assets include $6.4 million in property, plant and equipment, $1.5 million in other assets and $0.4 million in current assets. The liabilities include $0.3 million in accounts payable and accrued current liabilities and $0.1 million in loan obligations by Glycotech to its shareholders that are non-recourse to the Company. The creditors of each consolidated VIE have recourse only to the assets of that VIE.

(In thousands)	September 30, 2015	December 31, 2014
Assets*	$8,291	$22,812
Liabilities	$444	$290

 ________

*Net of impairment at September 30, 2015 of $7.3 million related to SMA assets (see Note 4 “Balance Sheet Components” for details).

The change in noncontrolling interest for the nine months ended September 30, 2015 and 2014, is summarized below (in thousands):

	September 30, 2015	September 30, 2014
Balance at January 1	$611	$584
Foreign currency translation adjustment	(393)	(37)
Income attributable to noncontrolling interest	78	91
Balance at September 30	$296	$638

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

In November 2011, the Company and Total entered into an amendment of the Collaboration Agreement (or the “Amendment”). The Amendment provided for an exclusive strategic collaboration for the development of renewable diesel products and contemplated that the parties would establish a joint venture (or the “JV”) for the production and commercialization of such renewable diesel products on an exclusive, worldwide basis. In addition, the Amendment contemplated providing the JV with the right to produce and commercialize certain other chemical products on a non-exclusive basis. The amendment further provided that definitive agreements to form the JV had to be in place by March 31, 2012 or such other date as agreed to by the parties or the renewable diesel program, including any further collaboration payments by Total related to the renewable diesel program, would terminate. In the second quarter of 2012, the parties extended the deadline to June 30, 2012, and, through June 30, 2012, the parties were engaged in discussions regarding the structure of future payments related to the program, until the amendment was superseded by a further amendment in July 2012 (as further described below).

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

In July 2012, the Company entered into a further amendment of the Collaboration Agreement that expanded Total’s investment in the Biofene collaboration, incorporated the development of certain JV products for use in diesel and jet fuel into the scope of the collaboration, and changed the structure of the funding from Total for the collaboration by establishing a convertible debt structure for the collaboration funding (see Note 5, “Debt”). In connection with such additional amendment Total and the Company also executed certain other related agreements. Under these agreements, (collectively referred to as the “July 2012 Agreements”), the parties would grant exclusive manufacturing and commercial licenses to the JV for the JV products (diesel and jet fuel from Biofene) when the JV was formed. The licenses to the JV were to be consistent with the principle that development, production and commercialization of the JV products in Brazil would remain with Amyris unless Total elected, after formation of the operational JV, to have such business contributed to the joint venture (see below for additional detail). Further, as part of the July 2012 Agreements, Total's royalty option contingency related to diesel was removed and the jet fuel collaboration was combined with the expanded Biofene collaboration. As a result, $46.5 million of payments previously received from Total that had been recorded as an advance from Total were no longer contingently repayable. Of this amount, $23.3 million was treated as a repayment by the Company and included as part of the senior unsecured convertible promissory note issued to Total in July 2012 and the remaining $23.2 million was recorded as a contract to perform research and development services, which was offset by the reduction of the capitalized deferred charge asset of $14.4 million resulting in the Company recording revenue from a related party of $8.9 million in 2012. See Note 5, "Debt" for details of the Exchange and Maturity Treament Agreements and Note 7," Joint Ventures and Noncontrolling Interest" for further details of the relationship with Total.

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

The Company recognized collaboration revenue for the three and nine months ended September 30, 2015, of $0.8 million and $2.3 million, respectively, under this agreement. As of September 30, 2015 and 2014, zero was recorded in deferred revenue.

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

The agreement provided for annual, up-front funding to the Company by the collaboration partner of $10.0 million for each of the first three years of the collaboration. Payments of $10.0 million were received by the Company in each of March 2015, 2014 and 2013. The Company recognized collaboration revenues under the March 2013 Agreement with the collaboration partner of $2.5 million for each of the three months ended September 30, 2015 and 2014 and of $7.5 million and $7.5 million for the nine months ended September 30, 2015 and 2014, respectively. The agreement contemplated additional funding by the collaboration partner of up to $5.0 million under three potential milestone payments, as well as additional funding by the collaboration partner on a discretionary basis. Through September 2015, the Company achieved the second performance milestone under the Master Collaboration Agreement and recognized collaboration revenues of $1.0 million for the nine months ended September 30, 2015.

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

In September 2014, the Company entered into a supply agreement with the collaboration partner to provide target compounds to make a certain finished ingredient and market and sell such finished ingredient and/or products to the flavors and fragrances market. The Company recognized $1.3 million revenues from product sales under this agreement for the three and nine months ended September 30, 2015.

Michelin and Braskem Collaboration Agreements

In September 2011, the Company entered into a collaboration agreement with Manufacture Francaise de Pnematiques Michelin (or “Michelin”). Under the terms of the September 2011 collaboration agreement, the Company and Michelin agreed to collaborate on the development, production and worldwide commercialization of isoprene or isoprenol, generally for tire applications, using the Company's technology. Under the agreement, Michelin made an upfront payment to the Company of $5.0 million.

In June 2014, the Company entered into a collaboration agreement with Braskem S.A. (or “Braskem”) and Michelin to collaborate to develop the technology to produce and possibly commercialize renewable isoprene. The term of the collaboration agreement commenced on June 30, 2014 and will continue, unless earlier terminated in accordance with the agreement, until the first to occur of (i) the date that is three years following the actual date on which a work plan is completed, which date is estimated to occur on or about December 30, 2020, or (ii) the date of the commencement of commissioning of a production plant for the production of renewable isoprene. The June 2014 collaboration agreement terminated and supersedes the September 2011 collaboration agreement with Michelin, and, as a result of the signing of the June 2014 collaboration agreement, the upfront payment by Michelin of $5.0 million is being rolled into the new collaboration agreement between Michelin, Braskem and the Company as Michelin's collaboration funding towards the research and development activities to be performed. As of December 31, 2014, the Company accrued a total contribution from Braskem to the collaboration of $4.0 million, of which $2.0 million was received in July 2014 and $2.0 million was received in January 2015.

The Company recognized collaboration revenues of zero for the three months ended September 30, 2015 and $1.9 million for the nine months ended September 30, 2015 under this agreement. As of September 30, 2015, $6.3 million of deferred revenues was recorded in the condensed consolidated balance sheet related to these agreements.

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

The Company recognized collaboration revenues of $0.3 million for the three months ended September 30, 2015 and $1.2 million for the nine months ended September 30, 2015 under this agreement.

DARPA

In September 2015, the Company entered into a Technology Investment Agreement (the “Agreement”) with The Defense Advanced Research Projects Agency (“DARPA”), under which the Company, with the assistance of five specialized subcontractors, will work to create new research and development tools and technologies for strain engineering and scale-up activities. The program that is the subject of the Agreement is scheduled to commence on November 1, 2015 and will be performed and funded on a milestone basis, where DARPA, upon the Company’s successful completion of each milestone event in the Agreement, pays the Company the amount in the Agreement corresponding to such milestone event. Under the Agreement, the Company and its subcontractors could collectively receive DARPA funding of up to $35.0 million over the program’s four year term if all of the program’s milestones are achieved. In conjunction with DARPA’s funding, the Company and its subcontractors are obligated to collectively contribute approximately $15.5 million toward the program over its four year term (primarily by providing specified labor and/or purchasing certain equipment). The Company can elect to retain title to the patentable inventions it produces in the program, but DARPA receives certain data rights as well as a government purposes license to certain of such inventions. Either party may, upon written notice and subject to certain consultation obligations, terminate the Agreement upon a reasonable determination that the program will not produce beneficial results commensurate with the expenditure of resources.

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

Under the Placement Agent Agreement, the Company agreed to pay Financial West Group ("FWG") a fee not to exceed $15,000 in the aggregate for FWG’s reasonable attorney’s fees and expenses incurred in connection with the transaction.

Naxyris Securities Purchase Agreement

In March, 2015, the Company entered into a Securities Purchase Agreement (or the “Naxyris SPA”) for the sale of up to $10.0 million in principal amount of an unsecured convertible note of the Company (or the “Naxyris Note”) to Naxyris, S.A. (or “Naxyris”), an existing holder of more than 5% of the Company’s outstanding common stock as of September 30, 2015. Naxyris is an affiliate of Carole Piwnica, a member of the Company’s Board of Directors (or the “Board”) who was designated by Naxyris to serve on the Board under a February 2012 letter agreement among the Company, Naxyris and certain other investors in the Company. The Naxyris SPA contemplated that the Naxyris Note may be issued in one closing to occur at the option of the Company at any time prior to the earlier of March 31, 2016 or the Company completing a new financing (or series of financings) of equity, debt or similar instruments in the amount of at least $10.0 million in the aggregate (excluding amounts that may be raised under existing commitments and agreements in existence as of March 30, 2015), following the satisfaction of certain closing conditions, including the receipt of certain third party consents, and required that the Company pay a commitment availability fee of $0.2 million to Naxyris on April 1, 2015. The agreement expired in July 2015 following the Company’s private placement of shares of its common stock, as described below.

Private Offering

In July 2015, the Company sold and issued 16,025,642 shares of the Company’s Common Stock, $0.0001 par value per share (the “ Common Stock ”), at a price per share of $1.56, under a Securities Purchase Agreement, dated as of July 24, 2015 (the “SPA”), by and among the Company, Foris Ventures, LLC, Wolverine Flagship Fund Trading Limited, Nomis Bay Ltd., Total, Connective Capital I Master Fund, LTD, Connective Capital Emerging Energy QP, LP and Naxyris SA (collectively, the “ Purchasers ”). Pursuant to the SPA, the Company agreed to grant to each of the Purchasers a Private Offering Warrant with a term of five years exercisable at an exercise price of $0.01 per share for the purchase of a number of shares of the Company’s common stock equal to 10% of the shares purchased by such investor. The exercisability of the Private Offering Warrants was subject to stockholder approval, which was obtained on September 17, 2015.

Second Hercules Amendment

In March 2015, the Company and Hercules entered into the Second Hercules Amendment. Pursuant to the Second Hercules Amendment, the parties agreed to, among other things, establish an additional credit facility in the principal amount of up to $15.0 million, which would be available to be drawn by the Company at its sole election (in increments of $5.0 million) through the earlier of March 31, 2016 or such time as the Company raises an aggregate of at least $20.0 million through the sale of new equity securities, subject to certain conditions, including the receipt of third party consents and a requirement to first make certain draw-downs under an equity line of credit that the Company previously secured (to the extent the Company is permitted to do so under the terms thereof) The additional credit facility expired in July 2015 following the Company’s private placement of shares of its common stock, as described above.

9. Goodwill and Intangible Assets

The following table presents the components of the Company's intangible assets (in thousands):

		September 30, 2015			December 31, 2014
	Useful Life in Years	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization/ Impairment	Net Carrying Value
In-process research and development	Indefinite	$8,560	$3,035	$5,525	$8,560	$(3,035)	$5,525
Acquired licenses and permits	2	772	(772)	—	772	(772)	—
Goodwill	Indefinite	560	—	560	560	—	560
		$9,892	$(3,807)	$6,085	$9,892	$(3,807)	$6,085

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

Acquired licenses and permits are amortized using a straight-line method over their estimated useful life. Amortization expense for these intangibles was zero for the nine months ended September 30, 2015 and 2014. As of September 30, 2015, acquired licenses and permits were fully amortized.

The Company has a single reportable segment (see Note 15, “Reporting Segments” for further details). Consequently, all of the Company's goodwill is attributable to the single reportable segment.

10. Stockholders’ Deficit

Common Stock Warrants

In December 2011, in connection with a capital lease agreement, the Company issued warrants to purchase 21,087 shares of the Company's common stock at an exercise price of $10.67 per share. The Company estimated the fair value of these warrants as of the issuance date to be $0.2 million and recorded these warrants as other assets, amortizing them subsequently over the term of the lease. The fair value was based on the contractual term of the warrants of 10 years, risk free interest rate of 2%, expected volatility of 86% and zero expected dividend yield. These warrants remain unexercised and outstanding as of September 30, 2015.

In October 2013, in connection with the issuance of the Tranche I Notes (see Note 5, "Debt"), the Company issued to Temasek contingently exercisable warrants to purchase 1,000,000 shares of the Company's common stock at an exercise price of $0.01 per share. The Company estimated the fair value of these warrants as of the issuance date at $1.3 million and recorded these warrants as debt issuance cost to be amortized over the term of the note. The fair-value was calculated using a Monte Carlo simulation valuation model based on the contractual term of the warrants of 3.4 years, risk free interest rate of 0.77%, expected volatility of 45% and zero expected dividend yield. These warrants have been exercised as of September 30, 2015 and $2.6 million for the quarter ended September 30, 2015.

The Temasek Exchange Warrant and Total Funding Warrant issued under the Exchange Agreement were recognized in equity at fair value on July 29, 2015. The fair value was calculated using a Black-Scholes valuation model based on the contractual term of the warrants, risk free interest rate of 2%, expected volatility of 74% and zero expected dividend yield. See Note 5, "Debt," for further details.

Each of these warrants includes a cashless exercise provision which permits the holder of the warrant to elect to exercise the warrant without paying the cash exercise price, and receive a number of shares determined by multiplying (i) the number of shares for which the warrant is being exercised by (ii) the difference between the fair market value of the stock on the date of exercise and the warrant exercise price, and dividing such by (iii) the fair market value of the stock on the date of exercise. During the nine months ended September 30, 2015 and 2014, no warrants were exercised through the cashless exercise provision.

As of September 30, 2015 and 2014, the Company had 50,699,368 and 1,021,087, respectively, of unexercised common stock warrants.

11. Stock-Based Compensation

The Company’s stock option activity and related information for the nine months ended September 30, 2015 was as follows:

	Number Outstanding	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
				(in thousands)
Outstanding - December 31, 2014	10,539,978	$6.10	7.22	$50
Options granted	2,582,353	$1.98	—	—
Options exercised	(10,750)	$1.41	—	—
Options cancelled	(1,803,902)	$5.06	—	—
Outstanding - September 30, 2015	11,307,679	$5.33	7.16	$283
Vested and expected to vest after September 30, 2015	10,603,529	$5.52	7.04	$245
Exercisable at September 30, 2015	6,075,541	$7.53	5.77	$40

The aggregate intrinsic value of options exercised under all option plans was $0.0 million and $0.1 million for the three months ended September 30, 2015 and 2014, respectively, and was $0.0 million and $0.6 million for the nine months ended September 30, 2015 and 2014, respectively, determined as of the date of option exercise.

The Company’s restricted stock units (or "RSUs") and restricted stock activity and related information for the nine months ended September 30, 2015 was as follows:

	RSUs	Weighted-Average Grant-Date Fair Value	Weighted Average Remaining Contractual Life (Years)
Outstanding - December 31, 2014	1,975,503	$3.59	0.93
Awarded	2,767,355	$1.92	—
Vested	(929,322)	$3.19	—
Forfeited	(255,293)	$2.95	—
Outstanding - September 30, 2015	3,558,243	$2.63	1.54
Expected to vest after September 30, 2015	3,029,826	$2.63	1.42

The following table summarizes information about stock options outstanding as of September 30, 2015:

	Options Outstanding			Options Exercisable
Exercise Price	Number of Options	Weighted- Average Remaining Contractual Life (Years)	Weighted-Average Exercise Price	Number of Options	Weighted-Average Exercise Price
$0.10—$1.80	687,093	8.74	$1.70	68,093	$1.43
$1.96—$1.96	1,412,533	9.62	$1.96	—	$—
$1.98—$2.73	1,200,797	7.72	$2.53	478,181	$2.66
$2.75—$2.87	1,299,025	7.55	$2.83	800,584	$2.83
$2.89—$3.44	1,031,420	7.45	$3.11	613,405	$3.10
$3.51—$3.51	2,027,865	8.28	$3.51	738,773	$3.51
$3.55—$3.93	1,515,548	5.16	$3.87	1,302,162	$3.88
$4.06—$16.00	1,164,094	4.34	$9.17	1,131,706	$9.27
$16.50—$26.84	909,304	5.13	$23.04	882,637	$22.93
$30.17—$30.17	60,000	5.45	$30.17	60,000	$30.17
$0.10—$30.17	11,307,679	7.16	$5.33	6,075,541	$7.53

Stock-Based Compensation Expense

Stock-based compensation expense related to options and restricted stock units granted to employees and nonemployees was allocated to research and development expense and sales, general and administrative expense as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Research and development	$530	$915	$1,776	$2,622
Sales, general and administrative	1,726	2,657	5,188	8,147
Total stock-based compensation expense	$2,256	$3,572	$6,964	$10,769

As of September 30, 2015, there was unrecognized compensation expense of $7.8 million related to stock options, and the Company expects to recognize this expense over a weighted average period of 2.78 years. As of September 30, 2015, there was unrecognized compensation expense of $5.6 million related to RSUs, and the Company expects to recognize this expense over a weighted average period of 2.60 years.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Expected dividend yield	—%	—%	—%	—%
Risk-free interest rate	2%	2%	2%	2%
Expected term (in years)	6.03	6.06	6.00	6.09
Expected volatility	74%	74%	74%	75%

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

12. Employee Benefit Plan

The Company established a 401(k) Plan to provide tax deferred salary deductions for all eligible employees. Participants may make voluntary contributions to the 401(k) Plan up to 90% of their eligible compensation, limited by certain Internal Revenue Service (or the "IRS") restrictions. Effective January 2014, the Company implemented a discretionary employer match plan whereby the Company will match employee contributions up to the IRS limit or 90% of compensation, with a minimum one year of service required for vesting. The total matching amount for the three and nine months ended September 30, 2015 was $0.1 million and $0.4 million, respectively.

13. Related Party Transactions

Related Party Financings

See the Naxyris Securities Purchase Agreement of Note 8 “Significant Agreements” for a description of transaction with Naxyris, a related party of the Company.

As of September 30, 2015 and December 31, 2014, convertible notes with related parties were outstanding in aggregate principal amount of $42.4 million and $115.2 million, respectively, net of debt discount of $1.7 million and $53.8 million, respectively. The Company recorded a loss from extinguishment of debt from the settlement, exchange and cancellation of related party convertible notes of $5.9 million and zero for each of three months ended September 30, 2015 and 2014, and, $5.9 million and $10.5 million for the nine months ended September 30, 2015 and 2014, respectively.

The fair value of the derivative liability related to the related party convertible notes as of September 30, 2015 and December 31, 2014 was $35.6 million and $39.8 million, respectively. The Company recognized a loss from change in fair value of the derivative instruments of $12.4 million and $3.1 million for the three months ended September 30, 2015 and 2014, respectively, and a loss from change in fair value of the derivative instruments of $0.7 million for the nine months ended September 30, 2015 and a gain from change in fair value of the derivative instruments of $68.2 million for the nine months ended September 30, 2014, respectively, related to these derivative liabilities (see Note 3, "Fair Value of Financial Instruments").

In July, 2015, the Company sold and issued 16,025,642 shares of the Company’s Common Stock, $0.0001 par value per share (the “ Common Stock ”), at a price per share of $1.56, under a Securities Purchase Agreement, dated as of July 24, 2015 (the “SPA”) for a total of $25.0 million. Pursuant to the SPA, the Company agreed to grant to each of the Purchasers a Private Offering Warrant with a term of five years exercisable at an exercise price of $0.01 per share for the purchase of a number of shares of the Company’s common stock equal to 10% of the shares purchased by such investor. Among the investors of the SPA were Total Energies Nouvelles Activites, Foris Ventures, LLC, and Naxyris SA, all related parties to the Company. The related parties purchased 13,141,029 shares or $20.5 million of the SPA.

Refer to Note 5, "Debt", for details of the related party transactions under the Exchange and Maturity Treatment agreements.

See Note 18, “Subsequent Events,” for information regarding changes since September 30, 2015 to certain related party convertible notes.

Related Party Revenues

The Company recognized related party revenues from product sales to Total of $2,000 and $0.2 million for the three months ended September 30, 2015 and 2014, respectively, and $2,000 and $0.3 million for the nine months ended September 30, 2015 and 2014, respectively. Related party accounts receivable from Total as of September 30, 2015 and December 31, 2014, were both $0.3 million, which is related to a sale of jet fuel.

Transactions with affiliate, Novvi LLC

See Note 7, "Joint Ventures and Noncontrolling Interest" for details of the Company's loans to its affiliate, Novvi LLC. Related party accounts receivable from Novvi as of September 30, 2015 and December 31, 2014 was $0.3 million and $0.1 million, respectively, which was related to operating expenses and rent.

Joint Venture with Total

In November 2013, the Company and Total formed JVCO and, in July 2015, the Company entered into a letter agreement with Total regarding the restructuring of ownership and rights of Total Amyris BioSolutions B.V., the jointly owned entity formed in November 2013 to house the joint venture, both as discussed above under Note 7, "Joint Venture and Noncontrolling Interests."

Pilot Plant Agreements

In May 2014, the Company received the final consents necessary for the Pilot Plant Services Agreement (or "Pilot Plant Services Agreement") and a Sublease Agreement (or the "Sublease Agreement"), each dated as of April 4, 2014 (collectively the “Pilot Plant Agreements”), between the Company and Total. The Pilot Plant Agreements generally have a term of five years. Under the terms of the Pilot Plant Services Agreement, the Company will provide certain fermentation and downstream separations scale-up services and training to Total and will receive an aggregate annual fee payable by Total for all services in the amount of up to approximately $0.9 million. Under the Sublease Agreement, the Company will receive an annual base rent payable by Total of approximately $0.1 million. In July 2015, the Company and Total entered into an amendment to the Pilot Plan Agreement (the “Pilot Plant Amendment”) whereby the parties agreed to restructure Total’s payment obligations under the Pilot Plant Agreement. Under the Pilot Plant Amendment, in connection with the restructuring of TAB discussed above, the Company agreed to waive a portion of the annual fees up to approximately $2.0 million over the term of the Pilot Plant Agreement. The Company expects to complete the Pilot Plant Amendment before the end of 2015.

As of September 30, 2015, the Company had received $1.7 million in cash under the Pilot Plant Agreements from Total. In connection with these arrangements, sublease payments and service fees of $0.3 million and $0.8 million were offset against cost and operating expenses for the three and nine months ended September 30, 2015, respectively. As of September 30, 2015, $0.2 million of cash received under the Pilot Plant Agreements from Total was recorded as "Accrued and other current liabilities" on the condensed consolidated balance sheet.

14. Income Taxes

The Company recorded a provision for income taxes for the three months ended September 30, 2015 and 2014 of $0.1 million and $0.1 million, respectively and for the nine months ended September 30, 2015 and 2014 of $0.4 million and $0.4 million, respectively. The provision for income taxes for the nine months ended September 30, 2015 and 2014 consisted of an accrual of Brazilian withholding tax on intercompany interest liability. Other than the above mentioned provision for income tax, no additional provision for income taxes has been made, net of the valuation allowance, due to cumulative losses since the commencement of operations.

On December 15, 2011, the IRS completed its audit of the Company for tax year 2008 which concluded that there were no adjustments resulting from the audit. While the statutes are closed for tax year 2008, the US federal tax carryforwards (net operating losses and tax credits) may be adjusted by the IRS in the year in which the carryforward is utilized.

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

Revenues by geography are based on the location of the customer. The following tables set forth revenue and long-lived assets by geographic area (in thousands):

Revenues

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
United States	$6,177	$10,189	$15,550	$14,977
Brazil	964	1,933	3,850	3,983
Europe	459	2,836	2,138	9,174
Asia	991	1,383	2,769	3,555
Total	$8,591	$16,341	$24,307	$31,689

Long-Lived Assets (Property, Plant and Equipment)

	September 30, 2015	December 31, 2014
United States	$39,417	$44,418
Brazil	42,206	74,197
Europe	318	365
Total	$81,941	$118,980

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

The components of accumulated other comprehensive loss are as follows (in thousands):

	September 30, 2015	December 31, 2014
Foreign currency translation adjustment, net of tax	$(48,932)	$(29,977)
Total accumulated other comprehensive loss	$(48,932)	$(29,977)

17. Net Loss Attributable to Common Stockholders and Net Loss per Share

The Company computes net loss per share in accordance with ASC 260, “Earnings per Share.” Basic net loss per share of common stock is computed by dividing the Company’s net loss attributable to Amyris, Inc. common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share of common stock is computed by giving effect to all potentially dilutive securities, including stock options, restricted stock units, common stock warrants, convertible promissory notes using the treasury stock method or the as converted method, as applicable. For the three and nine months ended September 30, 2015, basic net loss per share was the same as diluted net loss per share because the inclusion of all potentially dilutive securities outstanding was anti-dilutive. As such, the numerator and the denominator used in computing both basic and diluted net loss was the same for those periods.

The following table presents the calculation of basic and diluted net loss per share of common stock attributable to Amyris, Inc. common stockholders (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Numerator:
Net loss attributable to Amyris, Inc. common stockholders	$(76,664)	$(36,641)	$(176,034)	$(55,735)
Interest on convertible debt	—	—	—	4,835
Accretion of debt discount	—	—	—	3,856
Gain from change in fair value of derivative instruments	—	—	—	(57,580)
Net loss attributable to Amyris, Inc. common stockholders after assumed conversion	$(76,664)	$(36,641)	$(176,034)	$(104,624)

Denominator:
Weighted average shares of common stock outstanding for basic EPS	140,374,297	78,980,402	100,103,007	78,146,365
Basic loss per share	$(0.55)	$(0.46)	$(1.76)	$(0.71)

Weighted average shares of common stock outstanding	140,374,297	78,980,402	100,103,007	78,146,365
Effect of dilutive securities:
Convertible promissory notes	0	—	—	32,968,436
Weighted common stock equivalents	0	—	—	32,968,436

Diluted weighted-average common shares	140,374,297	78,980,402	100,103,007	111,114,801
Diluted loss per share	$(0.55)	$(0.46)	$(1.76)	$(0.94)

The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share of common stock because including them would have been anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Period-end stock options to purchase common stock	11,307,679	10,340,375	11,307,679	10,340,375
Convertible promissory notes	43,451,433	72,367,114	43,451,433	39,283,005
Period-end common stock subject to repurchase	—	—	—	—
Period-end common stock warrants	2,901,926	1,021,087	2,901,926	1,021,087
Period-end restricted stock units	3,558,243	2,090,252	3,558,243	2,090,252
Total	61,219,281	85,818,828	61,219,281	52,734,719

18. Subsequent Events

Convertible Senior Notes

On October 20, 2015, the Company sold and issued $57.6 million aggregate principal amount of the Company's 9.50% Convertible Senior Notes due 2019 in a private placement.

The notes pay interest semi-annually at a rate of 9.50% per annum and mature on April 15, 2019, unless earlier converted or repurchased. Interest is payable, at the Company's election, entirely in cash or entirely in shares of common stock. The notes have an initial conversion rate, subject to adjustment, of 443.6557 shares of the Company's common stock per $1,000 principal amount of the notes, representing a conversion price of approximately $2.25 per share of the Company's common stock.

The notes are convertible at any time until the close of business on the scheduled trading day immediately preceding the maturity date. Upon conversion, the notes will be settled in shares of the Company's common stock. With respect to any conversion on or after the earlier of (i) the date that a registration statement covering the resale of common stock issuable upon conversion of the notes, in connection with an early conversion payment or as interest payments on the notes, is effective or (ii) April 15, 2016, in addition to the shares deliverable upon conversion, holders will be entitled to receive a payment equal to the present value of the remaining scheduled payments of interest that would have been made on the notes being converted from the date of conversion (or, in the case of conversion between a record date and the following interest payment date, from such interest payment date) until the earlier of the date that is three years after the date the Company receives such notice of conversion or maturity.

The net proceeds from the offering after offering expenses were $54.4 million. The Company expects to use the net proceeds from the offering of the notes for general corporate purposes, which may include the development of the Company's sales and marketing infrastructure, as well as other strategic transactions and acquisitions. In addition, the Company used approximately $18.3 million of the proceeds of the offering to repurchase $22.9 million aggregate principal amount of the Company's outstanding 6.50% Convertible Senior Notes due 2019 and approximately $8.8 million to repurchase $9.7 million aggregate principal amount of the Company's outstanding 3% Convertible Senior Notes due 2017, in each case held by purchasers of notes participating in the offering.

Hercules Loan Facility

The Company’s loan facility with Hercules requires the Company to maintain unrestricted, unencumbered cash in U.S. bank accounts an amount equal to at least 50% of the principal amount outstanding under such facility. The Company received a waiver from Hercules with respect to non-compliance with such covenants. As of the date of issuance of this report, the Company is in compliance with all its Hercules debt agreements.

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

Trademarks

Amyris, the Amyris logo, Biofene, Biossance, Dial-A-Blend, Diesel de Cana, Evoshield, µPharm, Muck Daddy, Myralene, Neossance, Beauty is in our biology, No Compromise, and You Muck Up. We Clean Up. are trademarks, service marks, registered trademarks or registered service marks of Amyris, Inc. This report also contains trademarks and trade names of other business that are the property of their respective holders

Overview

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

In July, 2015, we entered into a Letter Agreement with Total (the "JVCO Letter Agreement") regarding the restructuring of ownership and rights of Total Amyris BioSolutions B.V., a jointly owned entity incorporated in November, 2013 to house the JV ("TAB"), pursuant to which the parties agreed to enter into an Amended and Restated Shareholders' Agreement among us, Total and TAB, a Deed of Amendment of Articles of Association of TAB, an Amended & Restated Jet Fuel License Agreement among us and TAB, and a License Agreement regarding Diesel Fuel in the EU between us and Total, all in order to reflect certain changes to the structure of TAB and license grants and related rights pertaining to TAB (together, with the Pilot Plant Agreement Amendment, collectively, the "Commercial Agreements"). The parties continue to finalize the terms of the Commercial Agreements related to TAB and expect to complete the transaction before the end of 2015.

Under the Commercial Agreements relating to TAB, we will grant exclusive (excluding its Brazil jet fuels business), world-wide, royalty-free rights to TAB for commercialization of farnesene- or farnesane-based jet fuel, and the parties agreed that, if TAB wishes to purchase farnesene- or farnesane for such business, they would negotiate a supply agreement on a "most-favored" pricing basis. TAB would also have an option until March 1, 2018 to purchase the assets of the jet portion of the Company's Brazil fuel business at a price based on the fair value of the commercial assets and our investment in other related assets. TAB will no longer have any licenses or rights with regards to farnesene- or farnesane-based diesel fuel.

In addition, we will grant Total an exclusive, royalty-free license for the rights to offer for sale and sell in the European Union ("EU") farnesene- or farnesane-based diesel fuel, and the parties agreed that, if Total wishes to purchase farnesene- or farnesane for such business, they would negotiate a supply agreement on a "most-favored" pricing basis. For a to-be-negotiated, commercially reasonable, "most-favored" basis royalty to be paid to Amyris, Total will also have the right to make farnesene- or farnesane anywhere in the world solely for Total to offer for sale and sell it for diesel fuel in the EU.

Further, in accordance with the Commercial Agreements and pursuant to the JVCO Letter Agreement, Total will cancel R&D Notes in an aggregate principal amount of $5.0 million, plus all PIK and accrued interest under all outstanding R&D Notes and a note in the principal amount of Euro 50,000, plus accrued interest, issued by Amyris by Total in connection with the existing TAB capitalization, in exchange for an additional 25% of TAB, giving Total an aggregate ownership stake of 75% of TAB and giving us an aggregate ownership stake of 25% of TAB. The parties continue to finalize the terms of the Commercial Agreements related to TAB and expect to complete the transaction before the end of 2015.

Sales and Revenue

To commercialize our initial Biofene-derived product, squalane, in the cosmetics sector for use as an emollient, we have entered into certain marketing and distribution agreements in Europe, Asia, and North America. As an initial step towards commercialization of Biofene-based diesel, we have entered into agreements with municipal fleet operators in Brazil. Our diesel fuel is supplied to a Brazilian fuel distributor which blends our product with petroleum diesel and sells to a number of bus fleet operators. Pursuant to our agreements with Total, future commercialization of our jet fuel products outside of Brazil would generally occur exclusively through certain agreements entered into by and among Amyris, Total and Total Amyris BioSolutions B.V. (or JVCO). For the industrial lubricants market, we established a joint venture with Cosan for the worldwide development, production and commercialization of renewable base oils in the lubricant sector.

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

In March 2014, we entered into an export financing agreement with Banco ABC Brasil S.A. (or ABC) for approximately $2.2 million to fund exports through March 2015. This loan was collateralized by future exports from our subsidiary in Brazil.

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

In July 2015, we entered into a securities purchase agreement (the “SPA”) with certain purchasers under which we agreed to sell 16,025,642 shares of our common stock at a price per share of $1.56, with aggregate proceeds to the Company of $25 million (the "Private Offering"). The sale of common stock under the SPA was completed on July 29, 2015. Pursuant to the SPA, the Company also granted to each of the purchasers a Private Offering Warrant exercisable at an exercise price of $0.01 per share for the purchase of a number of shares of the Company’s common stock equal to 10% of the shares purchased by such investor. The exercisability of the Private Offering Warrants was subject to stockholder approval, which was obtained on September 17, 2015. See Note 18, “Subsequent Events”, for a description of our sale and issuance in October 2015 of $57.6 million of 9.50% Senior Convertible Notes due 2019.

Exchange (debt conversion)

In July, 2015, we closed the Exchange pursuant to that certain Exchange Agreement, dated as of July 26, 2015 (the “ Exchange Agreement ”), among us, Temasek and Total.

Under the Exchange Agreement, at the closing, Temasek exchanged approximately $71.0 million of outstanding convertible promissory notes (including paid-in-kind and accrued interest through July 29, 2015) and Total exchanged $70.0 million in principal amount of outstanding convertible promissory notes for shares of the Company’s common stock. The exchange price was $2.30 per share (the “Exchange Price”) and was paid by the exchange and cancellation of such outstanding convertible promissory notes, and Temasek and Total received 30,860,633 and 30,434,782 shares of the Company’s common stock, respectively, in the Exchange. The first and second closings contemplated by the Exchange Agreement occurred simultaneously on July 29, 2015 as the conditions precedent for both of such closings (including the consummation of the Private Offering) had been met on July 29, 2015.

Under the Exchange Agreement, Total also received the following warrants, each with a five-year term, at the closing:

•	A warrant to purchase 18,860,992 shares of our Common Stock (the “Total Funding Warrant”).

•	A warrant to purchase 2,000,000 shares of our common stock that will only be exercisable if we fail, as of March 1, 2017, to achieve a target cost per liter to manufacture farnesene (the “Total R&D Warrant”). The Total Funding Warrant and the Total R&D Warrant are collectively referred to as the “Total Warrants.”

Additionally, under the Exchange Agreement, Temasek received the following warrants:

•	A warrant to purchase 14,677,861 shares of our common stock.

•	A warrant exercisable for that number of shares of our common stock equal to (1) (A) the number of shares for which Total exercises the Total Funding Warrant plus (B) the number of additional shares for which the certain convertible notes remaining outstanding following the completion of the Exchange may become exercisable as a result of a reduction in the conversion price of such remaining notes as of a result of and/or subsequent to the date of the Exchange plus (C) that number of additional shares in excess of 2,000,000, if any, for which the Total R&D Warrant becomes exercisable multiplied by a fraction equal to 30.6% divided by 69.4% plus (2) (A) the number of any additional shares for which certain other outstanding convertible promissory notes may become exercisable as a result of a reduction to the conversion price of such notes multiplied by (B) a fraction equal to 13.3% divided by 86.7%.

•	A warrant exercisable for that number of shares of our common stock equal to 880,339 multiplied by a fraction equal to the number of shares for which Total exercises the Total R&D Warrant divided by 2,000,000. If Total is entitled to, and does, exercise the Total R&D Warrant in full, this warrant would be exercisable for 880,339 shares.

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

The exercisability of all of the Exchange Warrants was subject to stockholder approval, which was obtained on September 17, 2015.

Maturity Treatment Agreement

At the closing of the Exchange, we, Total and Temasek also entered into a Maturity Treatment Agreement, dated as of July 29, 2015, pursuant to which Total and Temasek agreed to convert any of our convertible promissory notes held by them that were not cancelled in the Exchange (the “Remaining Notes”) into shares of our common stock in accordance with the terms of such Remaining Notes upon maturity, provided that certain events of default have not occurred with respect to the applicable Remaining Notes prior to such maturity. As of immediately following the closing of the Exchange, Temasek held $10.0 million in aggregate principal amount of Remaining Notes and Total held approximately $25.0 million in aggregate principal amount of Remaining Notes. Including the Remaining Notes, following the closing of the Private Offering and the Exchange, we had outstanding approximately $130.9 million in aggregate principal amount of convertible promissory notes, including $25.0 million with a conversion price of $7.0682 per share, $5.0 million with a conversion price of $3.08 per share (with such $5.0 million to be canceled upon final execution of agreements relating to restructuring of a fuels joint venture with Total), $75.0 million with a conversion price of approximately $3.74 per share, and $25.9 million (the “Tranche Notes ”) with a conversion price of approximately $1.42 per share (with Tranche Notes’ conversion price reduced from conversion prices ranging from $2.44 to $2.87, based on existing anti-dilution adjustments in the Tranche Notes as a result of the Private Offering price).

In conjunction with the closing of the Exchange and Maturity Treatment Agreements on July 29, 2015, $178.1 million of convertible debt was extinguished and a $6.0 million loss on extinguishment was recognized in the quarter ended September 30, 2015. The Remaining Notes were recorded at fair value.

Liquidity

We have incurred significant losses since our inception and believe that we will continue to incur losses and negative cash flow from operations through at least 2016. As of September 30, 2015, we had an accumulated deficit of $995.2 million and had cash, cash equivalents and short term investments of $11.9 million. We have significant outstanding debt and contractual obligations related to capital and operating leases, as well as purchase commitments. Refer to "Liquidity and Capital Resources" for further details.

Results of Operations

Comparison of Three Months Ended September 30, 2015 and 2014

Revenues

	Three Months Ended September 30,		Period-to-period Change	Percentage Change
	2015	2014
	(Dollars in thousands)
Revenues
Renewable product sales	$4,226	$11,112	$(6,886)	(62)%
Related party renewable product sales	2	368	(366)	(99)%
Total product sales	4,228	11,480	(7,252)	(63)%
Grants and collaborations revenue	4,363	4,861	(498)	(10)%
Total grants and collaborations revenue	4,363	4,861	(498)	(10)%
Total revenues	$8,591	$16,341	$(7,750)	(47)%

Our total revenues decreased by $7.8 million to $8.6 million for the three months ended September 30, 2015, as compared to the same period in the prior year, primarily due to a decrease in product sales.

Product sales decreased by $7.3 million to $4.2 million for the three months ended September 30, 2015, as compared to the same period in the prior year, primarily due to the lower flavors and fragrances product sales resulting from lower overall volumes compared to the launch in the third quarter of fiscal year 2014 and a lower contractual average selling price. Also contributing to the decrease in product sales were unfavorable foreign currency fluctuation of $0.5 million mainly attributable to our diesel fuel sales in Brazil and a decrease in cosmetic sales due to inventory-related demand fluctuation.

Grants and collaborations revenue decreased by $0.5 million to $4.4 million for the three months ended September 30, 2015, as compared to the same period in the prior year primarily due to a $0.8 million decrease in government grant revenue resulting mainly from the completion of the DARPA Technology Investment Agreement with the Defense Advanced Research Projects Agency (or “DARPA”) during the first quarter of fiscal year 2015. This decrease was partly offset by an increase in collaborations revenue of $0.3 million resulting mainly from a new collaborations with a global food ingredients supplier.

Cost and Operating Expenses

	Three Months Ended September 30,		Period-to-period Change	Percentage Change
	2015	2014
	(Dollars in thousands)
Cost of products sold	$8,455	$10,146	$(1,691)	(17)%
Loss on purchase commitments and impairment of property, plant and equipment	7,259	952	6,307	(663)%
Research and development	10,343	12,181	(1,838)	(15)%
Sales, general and administrative	14,103	14,356	(253)	(2)%
Total cost and operating expenses	$40,160	$37,635	$2,525)	(7)%

Our cost of products sold includes cost of raw materials, labor and overhead, amounts paid to contract manufacturers, period costs related to inventory write-downs resulting from applying lower of cost or market inventory valuations, and costs related to scale-up in production of such products. Our cost of products sold decreased by $1.7 million to $8.5 million for the three months ended September 30, 2015, as compared to the same period in the prior year, primarily driven by lower sales, and lower excess capacity charges based on timing of production. This was partly off-set by higher volume sales of fuel and higher inventory provisions related to lower average selling prices. Our farnesene cash production costs per liter, have steadily declined since the commencement of production at our manufacturing facility in Brotas, Brazil, consistent with increases in volume and production efficiency. We expect the downward trend, subject to periodic fluctuations, in cash production costs per liter to continue as we continually improve strains, operational efficiency and/or increase volumes. Cash production costs per liter, includes costs of feedstock, nutrients and other chemical ingredients, labor, utilities and other plant overhead.

In July 2015, we announced that we were in discussions with SMSA regarding the continuation of the joint venture.  Specifically, we and SMSA agreed to continue the joint venture pending discussions through August 31, 2015 in order to evaluate the best investment options available to optimize returns and provide balanced economics for both parties. Discussions with SMSA have continued despite the lapse of the August 31 deadline and the joint venture has not been terminated and is still in existence as of September 30, 2015. In September 2015, we entered into negotiations with SMSA to agree to terms for the termination of the joint venture, and we consider there is no realistic prospect of the joint venture continuing. Consequently, an impairment assessment of the assets was performed by management during the third quarter of 2015. We expect to be required to remove the existing assets of the joint venture, which are currently situated on land owned by SMSA (the “SMSA site”). We plan to construct the production facility at an alternative location, relocating movable assets to an alternative location.

We recorded an impairment charge of $7.3 million (included in ‘Loss on purchase commitments and impairment of property, plant and equipment’) for the quarter ended September 30, 2015 for non - moveable assets to be abandoned at the SMSA site and for which there is expected to be no salvageable value, including $0.6 million of irrecoverable Brazilian VAT related to the assets.

Research and Development Expenses

Our research and development expenses decreased by $1.8 million to $10.3 million for the three months ended September 30, 2015, as compared to the same period in the prior year, primarily as a result of decreases of $0.9 million in depreciation expense, $0.6 million from our overall cost reduction efforts and lower spending to manage our operating costs, $0.4 million in salaries and benefits expense, $0.4 million in stock-based compensation and $0.3 million in reductions to consulting and outside services and lab supplies and equipment and other expenses. Research and development expenses included stock-based compensation expense of $0.5 million and $0.9 million during the three months ended September 30, 2015 and 2014, respectively.

Sales, General and Administrative Expenses

Our sales, general and administrative expenses decreased by $0.3 million to $14.1 million for the three months ended September 30, 2015, as compared to the same period in the prior year, primarily due to decreases in stock-based compensation, which declined to $1.7 million from $2.7 million in the prior year period. This was offset in part by increases in consulting and outside services and personnel-related expense from the hiring of a sales and marketing force to support the Company’s product commercialization plans during the three months ended September 30, 2015 and 2014, respectively.

Other Income (Expense)

	Three Months Ended September 30,		Period-to-period Change	Percentage Change
	2015	2014
	(Dollars in thousands)
Other income (expense):
Interest income	$61	$100	$(39)	(39)%
Interest expense	(16,559)	(8,620)	(7,939)	92%
Loss from change in fair value of derivative instruments	(21,690)	(6,000)	(15,690)	262%
Loss from extinguishment of debt	(5,984)	—	(5,984)	nm
Other income (expense), net	(168)	54	(222)	(411)%
Total other income (expense)	$(44,340)	$(14,466)	$(29,874)	(207)%

Total other expense increased by $29.9 million to $44.3 million for the three months ended September 30, 2015, as compared to the same period in the prior year primarily due to an increase in interest expense of $7.9 million associated with the acceleration of accretion of debt discount due to the anticipated repayment of convertible debt in October 2015, loss from change in fair value of derivative instruments of $21.7 million due principally to a change in the estimated fair value of our compound embedded derivative liabilities associated with our senior secured convertible promissory notes as a result of the reset of conversion prices and an additional derivative feature as a result of the private offering completed on July 29, 2015. The loss on extinguishment of debt is due to the impact of the the Exchange and Maturity Treatment Agreements which completed on July 29, 2015.

Comparison of nine Months Ended September 30, 2015 and 2014

Revenues

	Nine Months Ended September 30,		Year-to-Year Change	Percentage Change
	2015	2014
	(Dollars in thousands)
Revenues
Renewable product sales	$9,661	$18,333	$(8,672)	(47)%
Related party renewable product sales	2	402	(400)	(100)%
Total product sales	9,663	18,735	(9,072)	(48)%
Grants and collaborations revenue	14,643	12,954	1,689	13%
Total grants and collaborations revenue	14,643	12,954	1,689	13%
Total revenues	$24,306	$31,689	$(7,383)	(23)%

Our total revenues decreased by $7.4 million to $24.3 million for the nine months ended September 30, 2015, as compared to the same period in the prior year, primarily due to the achievement of collaboration milestones and the timing of revenue recognition related to previous collaboration payments. This decrease was partly offset by the unfavorable foreign currency fluctuation of $1.3 million, lower fragrance sales primarily due to the timing of a large fragrance molecule sale to a collaborator in the third quarter of 2014 as well as the completion of several government grant contracts.

Product sales decreased by $9.1 million to $9.7 million for the nine months ended September 30, 2015, as compared to the same period in the prior year primarily due to the lower flavors and fragrances product sales resulting from lower overall volumes compared to the launch in the third quarter of fiscal year 2014 and a lower contractual average selling price. Also contributing to the decrease in product sales was an unfavorable foreign currency fluctuation of $1.3 million mainly attributable to our diesel fuel sales in Brazil and a decrease in cosmetic sales due to inventory-related demand fluctuation.

Grants and collaborations revenue increased by $1.7 million to $14.6 million for the nine months ended September 30, 2015, as compared to the same period in the prior year. Collaborations revenue from non-related parties increased $4.6 million due to the achievement of the second performance milestone related to a flavors and fragrances product, along with collaborations revenues from existing and new collaborations. This increase was partly offset by the decrease of $2.9 million in government grant revenue mainly resulting from the completion of the DARPA Technology Investment Agreement during the first quarter of fiscal year 2015.

Cost and Operating Expenses

	Nine Months Ended September 30,		Year-to-Year Change	Percentage Change
	2015	2014
	(Dollars in thousands)
Cost of products sold	$26,057	$23,893	$2,164	9%
Loss on purchase commitments and write-off of production assets	7,259	1,111	6,148	553%
Research and development	33,521	37,342	(3,821)	(10)%
Sales, general and administrative	42,859	41,726	1,133	3%
Total cost and operating expenses	$109,696	$104,072	$5,624	5%

Cost of Products Sold

Our cost of products sold increased by $2.2 million to $26.1 million for the nine months ended September 30, 2015, as compared to the same period in the prior year, primarily driven by higher volume sales of fuel, higher inventory provisions related to overall lower average selling prices and higher excess capacity charge based on timing of production. This was partly offset by lower sales and product mix.

Research and Development Expenses

Our research and development expenses decreased by $3.8 million to $33.5 million for the nine months ended September 30, 2015, as compared to the same period in the prior year, primarily as a result of decreases of $1.2 million from depreciation expense, $0.9 million from our overall cost reduction efforts and lower spending to manage our operating costs, $0.8 million in stock-based compensation, $0.6 million in consulting and outside services and lab supplies and equipment, $0.5 million from facilities and rent expense, $0.4 million in salaries and benefits expense and $0.2 million from other expenses. Research and development expenses included stock-based compensation expense of $1.8 million and $2.6 million during the nine months ended September 30, 2015 and 2014, respectively.

Sales, General and Administrative Expenses

Our sales, general and administrative expenses increased by $1.1 million to $42.9 million for the nine months ended September 30, 2015, as compared to the same period in the prior year, primarily due to increases in consulting and outside services and personnel-related expense from the additional hiring of a sales and marketing force to support the Company’s product commercialization plans, as well as a severance-related charge, offset in part by a decrease in stock-based compensation. Sales, general and administrative expenses included stock-based compensation expense of $5.2 million and $8.1 million during the nine months ended September 30, 2015 and 2014, respectively.

Other Income (Expense)

	Nine Months Ended September 30,		Year-to-Year Change	Percentage Change
	2015	2014
	(Dollars in thousands)
Other income (expense):
Interest income	$205	$304	$(99)	(33)%
Interest expense	(71,027)	(20,172)	(50,855)	252%
Gain (loss) from change in fair value of derivative instruments	(10,268)	48,148	(58,416)	(121)%
Income (loss) from extinguishment of debt	(5,984)	(10,512)	4,528	(43)%
Other income (expense), net	(1,204)	147	(1,351)	(919)%
Total other income (expense)	$(88,278)	$17,915	$(106,193)	(593)%

Total other expense increased by $106.2 million to $88.3 million for the nine months ended September 30, 2015, as compared to the same period in the prior year primarily attributable to the losses from change in fair value of derivative instruments of $58.4 million and the increases of $50.9 million in interest expense associated with our increased borrowings, including a $36.6 million charge in the nine months ended September 30, 2015 due to acceleration of the accretion of debt discount on the Total and Temasek convertible notes converted to equity in July 2015.

Liquidity and Capital Resources

	September 30, 2015	December 31, 2014
	(Dollars in thousands)
Working capital deficit, excluding cash and cash equivalents	$(35,041)	$(8,441)
Cash and cash equivalents and short-term investments	$11,898	$43,422
Debt and capital lease obligations	$154,670	$233,277
Accumulated deficit	$(995,186)	$(819,152)

	Nine Months Ended September 30,
	2015	2014
	(Dollars in thousands)
Net cash used in operating activities	$(52,217)	$(64,107)
Net cash used in investing activities	$(3,304)	$(6,872)
Net cash provided by financing activities	$25,754	$131,947

Working Capital Deficit. Our working capital deficit, excluding cash and cash equivalents, was $35.0 million at September 30, 2015, which represents an increase of $26.6 million compared to a working capital deficit of $8.4 million at December 31, 2014. The increase of $26.6 million in working capital deficit during the nine months ended September 30, 2015 was primarily due to increases of $7.8 million in accounts payable, $3.9 million in deferred revenue, $3.8 million in current portion of debt resulting from loan repayments to Hercules falling due, and $3.3 million in accrued and other current liabilities, together with decreases of $4.8 million in accounts receivable, $3.4 million in inventory and $0.3 million in short-term investments, offset by increases of $0.5 million in prepaid expenses and other current assets and $0.2 million in restricted cash.

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

We expect to fund our operations for the foreseeable future with cash and investments currently on hand, with cash inflows from collaboration and grant funding, cash contributions from product sales, and with new debt and equity financings. Some of our anticipated financing sources, such as research and development collaborations and convertible debt financings, are subject to the risk that we cannot meet milestones, are not yet subject to definitive agreements or mandatory funding commitments and, if needed, we may not be able to secure additional types of financing in a timely manner or on reasonable terms, if at all. Our planned 2015 and 2016 working capital needs and our planned operating and capital expenditures for 2015 and 2016 are dependent on significant inflows of cash from existing collaboration partners, as well as additional funding from new collaborations, and may also require additional funding from debt or equity financings. We will continue to need to fund our research and development and related activities and to provide working capital to fund production, storage, distribution and other aspects of our business.

Liquidity. We have incurred significant losses since our inception and believe that we will continue to incur losses and negative cash flow from operations through at least 2016. As of September 30, 2015, we had an accumulated deficit of $995.2 million and had cash, cash equivalents and short term investments of $11.9 million. We have significant outstanding debt and contractual obligations related to capital and operating leases, as well as purchase commitments.

As of September 30, 2015, our debt, net of discount of $17.3 million, totaled to $153.8 million, of which $20.9 million matures within the next twelve months. In addition to upcoming debt maturities, our debt service obligations over the next twelve months are significant, including $9.2 million of anticipated interest payments. Our debt agreements also contain various covenants, including restrictions on our business that could cause us to be at risk of defaults, such as the requirement to maintain unrestricted, unencumbered cash in an amount equal to at least 50% of the principal amount outstanding under the Hercules Loan Facility (as defined below). Refer to Note 5, "Debt" and Note 6, “Commitments and Contingencies” for further details of our debt arrangements.

Our operating plan for 2015 contemplates a significant reduction in our net cash outflows, resulting from (i) revenue growth from sales of existing and new products with positive gross margins, (ii) reduced production costs compared to prior periods as a result of manufacturing and technical developments in 2014, (iii) increased cash inflows from collaborations compared to 2014, (iv) maintaining operating expenses at levels consistent with 2014, and (v) access to various financing commitments (see Note 5, “Debt” and Note 8 “Significant Agreements” for details of financing commitments, and Note 18 “Subsequent events” for details of financing transactions subsequent to September 30, 2015).

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

If we are unable to raise additional financing, or if other expected sources of funding are delayed or not received, we would take the following actions as early as the fourth quarter of 2015 to support our liquidity needs through the remainder of 2015 and into 2016:

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

Collaboration Funding. As of September 30, 2015, we received $31.6 million in collaboration funding, including $13.0 million under a collaboration agreement with a flavors and fragrances partner. In January 2015, we received $10.85 million in additional research and development funding from Total through the issuance of a 1.5% Senior Secured Convertible Note to Total as described above under “Overview - Total Relationship". This amount was the final installment of the third closing under the Total Purchase Agreement. We received additional collaboration funding from various other partners during 2015, including $2.2 million in January 2015 under an isoprene collaboration with Michelin and Braskem, and $2.0 million in March 2015 under a farnesene collaboration with Kuraray.

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

Government Contracts. In June 2012, we entered into a Technology Investment Agreement with DARPA, under which we are performing certain research and development activities funded in part by DARPA. The work is to be performed on a cost-share basis, where DARPA funds 90% of the work and we fund the remaining 10% (primarily by providing specified labor). The agreement provided for funding of up to approximately $7.7 million over two years based on achievement of program milestones, and, accordingly, if fully funded, we would be responsible for contributions equivalent to approximately $0.9 million. The agreement had an initial term of one year and at DARPA's option, was renewable for an additional year. The agreement was renewed by DARPA in May 2013 and extended in July 2014. Through September 30, 2015, we had recognized $7.7 million in revenue under this agreement, of which $0.1 million was recognized during the nine months ended September 30, 2015. Total cash received under this agreement as of September 30, 2015 was $7.7 million, of which $0.2 million was received during the nine months ended September 30, 2015.

In September 2015, we entered into a Technology Investment Agreement (the “Agreement”) with DARPA under which the Company, with the assistance of five specialized subcontractors, will work to create new research and development tools and technologies for strain engineering and scale-up activities. The program that is the subject of the Agreement is scheduled to commence on November 1, 2015 and will be performed and funded on a milestone basis, where DARPA, upon the Company’s successful completion of each milestone event in the Agreement, would pay the Company the amount in the Agreement corresponding to such milestone event. Under the Agreement, the Company and its subcontractors could collectively receive DARPA funding of up to $35.0 million over the program’s four year term if all of the program’s milestones are achieved. In conjunction with DARPA’s funding, the Company and its subcontractors are obligated to collectively contribute approximately $15.5 million toward the program over its four year term (primarily by providing specified labor and/or purchasing certain equipment). The Company can elect to retain title to the patentable inventions it produces in the program, but DARPA receives certain data rights as well as a government purposes license to certain of such inventions. Either party may, upon written notice and subject to certain consultation obligations, terminate the Agreement upon a reasonable determination that the program will not produce beneficial results commensurate with the expenditure of resources.

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

On October 20, 2015, we sold and issued $57.6 million aggregate principal amount of the Company's 9.50% Convertible Senior Notes due 2019, which were sold only to qualified institutional buyers and institutional accredited investors in a private placement under the Securities Act of 1933, as amended.

The notes pay interest semi-annually at a rate of 9.50% per annum and mature on April 15, 2019, unless earlier converted or repurchased. Interest is payable, at the Company's election, entirely in cash or entirely in shares of common stock. The notes have an initial conversion rate, subject to adjustment, of 443.6557 shares of the Company's common stock per $1,000 principal amount of the notes, representing a conversion price of approximately $2.25 per share of the Company's common stock.

The notes are convertible at any time until the close of business on the scheduled trading day immediately preceding the maturity date. Upon conversion, the notes will be settled in shares of the Company's common stock. With respect to any conversion on or after the earlier of (i) the date that a registration statement covering the resale of common stock issuable upon conversion of the notes, in connection with an early conversion payment or as interest payments on the notes, is effective or (ii) April 15, 2016, in addition to the shares deliverable upon conversion, holders will be entitled to receive a payment equal to the present value of the remaining scheduled payments of interest that would have been made on the notes being converted from the date of conversion (or, in the case of conversion between a record date and the following interest payment date, from such interest payment date) until the earlier of the date that is three years after the date the Company receives such notice of conversion or maturity.

The net proceeds from the offering after offering expenses were $54.4 million. We expect to use the net proceeds from the offering of the notes for general corporate purposes, which may include the development of our sales and marketing infrastructure, as well as other strategic transactions and acquisitions. In addition, we used approximately $18.3 million of the proceeds of the offering to repurchase $22.9 million aggregate principal amount of our outstanding 6.50% Convertible Senior Notes due 2019 and approximately $8.8 million to repurchase $9.7 million aggregate principal amount of the Company's outstanding 3% Convertible Senior Notes due 2017, in each case held by purchasers of notes participating in the offering.

Export Financing with ABC Brasil. In March 2013, we entered into a one-year export financing agreement with ABC for approximately $2.5 million to fund exports through March 2014. This loan was collateralized by future exports from our subsidiary in Brazil. As of September 30, 2015, the loan was fully paid.

In March 2014, we entered into an additional one-year-term export financing agreement with ABC for approximately $2.2 million to fund exports through March 2015. This loan is collateralized by future exports from our subsidiary in Brazil. As of September 30, 2015, the principal amount outstanding under this agreement was zero.

In April 2015, we entered into an additional one-year-term export financing agreement with ABC for approximately $1.6 million to fund exports through April 2016. This loan is collateralized by future exports from our subsidiary in Brazil. As of September 30, 2015, the principal amount outstanding under this agreement was $1.6 million.

Banco Pine/Nossa Caixa Financing. In July 2012, we entered into a Note of Bank Credit and a Fiduciary Conveyance of Movable Goods agreement with each of Nossa Caixa and Banco Pine. Under these instruments, we borrowed an aggregate of R$52.0 million (approximately US$13.1 million based on the exchange rate as of September 30, 2015) as financing for capital expenditures relating to our manufacturing facility in Brotas, Brazil. Under the loan agreements, Banco Pine agreed to lend R$22.0 million and Nossa Caixa agreed to lend R$30.0 million. The loans have a final maturity date of July 15, 2022 and bear a fixed interest rate of 5.5% per year. The loans are also subject to early maturity and delinquency charges upon occurrence of certain events including interruption of manufacturing activities at our manufacturing facility in Brotas, Brazil for more than 30 days, except during sugarcane off-season. The loans are secured by certain of our farnesene production assets at the manufacturing facility in Brotas, Brazil and we were required to provide parent guarantees to each of the lenders. As of September 30, 2015 and December 31, 2014, a principal amount of $11.2 million and $18.6 million, respectively, was outstanding under these loan agreements.

BNDES Credit Facility. In December 2011, we entered into the BNDES Credit Facility to finance a production site in Brazil. The BNDES Credit Facility was for R$22.4 million (approximately US$5.6 million based on the exchange rate as of September 30, 2015). This BNDES Credit Facility was extended as project financing for a production site in Brazil. The credit line is divided into an initial tranche for up to approximately R$19.1 million and an additional tranche of approximately R$3.3 million that becomes available upon delivery of additional guarantees. As of September 30, 2015 and December 31, 2014, we had R$8.6 million (approximately US$2.2 million based on the exchange rate as of September 30, 2015) and R$11.5 million (approximately US$4.3 million based on the exchange rate as of December 31, 2014), respectively, in outstanding advances under the BNDES Credit Facility.

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

The BNDES Credit Facility is collateralized by first priority security interest in certain of our equipment and other tangible assets totaling R$24.9 million (approximately US$6.3 million based on the exchange rate as of September 30, 2015). We are a parent guarantor for the payment of the outstanding balance under the BNDES Credit Facility. Additionally, we were required to provide a bank guarantee equal to 10% of the total approved amount (R$22.4 million in total debt) available under the BNDES Credit Facility. For advances in the second tranche (above R$19.1 million), we are required to provide additional bank guarantees equal to 90% of each such advance, plus additional Amyris guarantees equal to at least 130% of such advance. The BNDES Credit Facility contains customary events of default, including payment failures, failure to satisfy other obligations under the credit facility or related documents, defaults in respect of other indebtedness, bankruptcy, insolvency and inability to pay debts when due, material judgments, and changes in control of Amyris Brasil. If any event of default occurs, BNDES may terminate its commitments and declare immediately due all borrowings under the facility.

FINEP Credit Facility. In November 2010, we entered into a credit facility with Financiadora de Estudos e Projetos (or "FINEP"), a state-owned company subordinated to the Brazilian Ministry of Science and Technology (or the “FINEP Credit Facility”) to finance a research and development project on sugarcane-based biodiesel (or the “FINEP Project”) and provided for loans of up to an aggregate principal amount of R$6.4 million (approximately US$1.6 million based on the exchange rate as of September 30, 2015) which are secured by a chattel mortgage on certain equipment of Amyris as well as by bank letters of guarantee. All available credit under this facility was fully drawn. As of September 30, 2015, the total outstanding loan balance under this credit facility was R$3.5 million (approximately US$0.9 million based on the exchange rate as of September 30, 2015).

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

In March 2015, the Company and Hercules entered into a second amendment (or the “Second Hercules Amendment”) of the Hercules Loan Facility. Pursuant to the Second Hercules Amendment, the parties agreed to, among other things, establish an additional credit facility in the principal amount of up to $15.0 million, which would be available to be drawn by the Company at its sole election (in increments of $5.0 million) through the earlier of March 31, 2016 or such time as the Company raises an aggregate of at least $20.0 million through the sale of new equity securities, subject to certain conditions, including the receipt of third party consents and a requirement to first make certain draw-downs under an equity line of credit that the Company previously secured (to the extent the Company is permitted to do so under the terms thereof). The additional facility was cancelled undrawn upon the completion of the Company’s private offering in July 2015.

As of September 30, 2015, $23.5 million was outstanding under the Hercules Loan Facility, net of discount of $0.2 million. The Company’s loan facility with Hercules requires the Company to maintain unrestricted, unencumbered cash in U.S. bank accounts in an amount equal to at least 50% of the principal amount outstanding under such facility. The Company received a waiver from Hercules with respect to non-compliance with such covenants. As of the date of issuance of this report, the Company is in compliance with all of its Hercules debt agreements.

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

In July 2015, we entered into the SPA with certain purchasers under which we agreed to sell 16,025,642 shares of our common stock at a price of $1.56 per share, with aggregate proceeds to the Company of $25 million. The sale of common stock under the SPA was completed on July 29, 2015. Pursuant to the SPA, the Company granted to each of the purchasers a Private Offering Warrant exercisable at an exercise price of $0.01 per share for the purchase of a number of shares of the Company’s common stock equal to 10% of the shares purchased by such investor The exercisability of the Private Offering Warrants was subject to stockholder approval, which was obtained on September 17, 2015.

Cash Flows during the Nine Months Ended September 30, 2015 and 2014

Cash Flows from Operating Activities

Our primary uses of cash from operating activities are costs related to production and sales of our products and personnel-related expenditures, offset by cash received from product sales, grants and collaborations. Cash used in operating activities was $52.2 million and $64.1 million for the nine months ended September 30, 2015 and 2014, respectively.

Net cash used in operating activities of $52.2 million for the nine months ended September 30, 2015 was attributable to our net loss of $176.1 million, offset by net non-cash charges of $97.7 million and net change in our operating assets and liabilities of $26.2 million. Net non-cash charges of $97.7 million for the nine months ended September 30, 2015 consisted primarily of a $54.6 million of amortization of debt discount, including a $36.6 million charge due to acceleration of accretion of debt discount on the Total and Temasek convertible notes converted to equity in July 2015, 10.3 million change in the fair value of derivative instruments related to the embedded derivative liabilities associated with our senior secured convertible promissory notes and currency interest rate swap derivative liability, $9.9 million of depreciation and amortization expenses, $7.3 million of loss on purchase commitments and impairment of production assets, $7.0 million of stock-based compensation, $6.0 million of expense associated with extinguishment and cancellation of convertible note, $2.1 million of loss from investment in affiliates, $0.4 million of other noncash expenses and $0.1 million on disposition of property, plant and equipment. Net change in operating assets and liabilities of $26.2 million for the nine months ended September 30, 2015 primarily consisted of $18.7 million increase in accounts payable and accrued other liabilities, $5.1 million decrease in accounts receivable and related party accounts receivable, $2.7 million increase in deferred revenue related to the funds received under collaboration agreements and $3.3 million increase in inventory, offset by $3.6 million decrease in prepaid expenses and other assets and deferred rent.

Net cash used in operating activities of $64.1 million for the nine months ended September 30, 2014 was attributable to our net loss of $55.8 million and net non-cash charges of $7.6 million, offset by a $0.7 million net change in our operating assets and liabilities. Net change in operating assets and liabilities of $0.7 million for the nine months ended September 30, 2014 primarily consisted of a $3.2 million increase in accounts receivable and related party accounts receivable (mainly from product sales in the third quarter of 2014), a $6.1 million increase in inventory, and a $1.3 million increase in prepaid expenses and other assets, offset by a $6.1 million increase in deferred revenue related to the funds received under a collaboration agreement, and a $3.8 million increase in accounts payable and accrued other liabilities. Non-cash charges of $7.6 million for the nine months ended September 30, 2014 consisted primarily of a $48.1 million change in the fair value of derivative instruments related to the embedded derivative liabilities associated with our senior secured convertible promissory notes and currency interest rate swap derivative liability, offset by $11.3 million of depreciation and amortization expenses, $10.8 million of stock-based compensation, $6.8 million of amortization of debt discount, $10.5 million loss associated with the extinguishment of convertible debt, and a $1.3 million loss on purchase commitments and write-off of production assets and loss on disposal of property and equipment.

Cash Flows from Investing Activities

Our investing activities consist primarily of capital expenditures and other investment activities. Net cash used in investing activities of $3.3 million for the nine months ended September 30, 2015, resulted from $2.3 million of purchases of property, plant and equipment and $1.2 million in loans made to our equity method investee, Novvi, offset by $0.2 million of change in restricted cash.

Net cash used in investing activities of $6.9 million for the nine months ended September 30, 2014, resulted from $3.6 million of capital expenditures, mainly for maintenance and upgrades at our Brotas production facility, and from $2.1 million of equity in our joint venture with Novvi and $1.2 million loans to Novvi.

Cash Flows from Financing Activities

Net cash provided by financing activities of $25.8 million for the nine months ended September 30, 2015, was a result of the receipt of $ 25.0 million from the issuance of common stock in private placements, the receipt of $10.9 million from debt issued to a related party, which related to the closing of the final installment of the Senior Secured Convertible Notes issued to Total under the July 2012 Agreements, the receipt of $1.6 million of proceeds from a one-year term export financing agreement with ABC and the receipt of $0.4 million from exercise of common stock options, offset by $11.2 million of principal payments on debt, $0.6 million of principal payments on capital leases and $0.3 million of employee's taxes paid upon vesting of restricted stock units.

Net cash provided by financing activities of $131.9 million for the nine months ended September 30, 2014, was a result of the net receipt of $137.0 million from debt and equity financing, which related to the closing of the second tranche of our convertible promissory note offering under the August 2013 Share Purchase Agreement of $28.0 million, borrowings under the Hercules Loan Facility of $29.7 million, the closing of our 144A Convertible Note Offering for approximately $72.0 million proceeds (less payments of discount and expenses of $3.0 million), the sale of $10.9 million of the Total R&D Notes, $2.2 million from a one-year term export financing agreement with ABC and $4.0 million in proceeds from issuance of common stock to Kuraray, offset by the $9.7 million settlement of Total R&D Convertible Notes. These cash inflows were offset by other payments of debt and capital leases of $5.5 million.

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

Contractual Obligations

The following is a summary of our contractual obligations as of September 30, 2015 (in thousands):

	Total	2015	2016	2017	2018	2019	Thereafter
Principal payments on long-term debt	$174,142	$4,773	$21,168	$35,912	$21,398	$86,665	$4,226
Interest payments on long-term debt, fixed rate(1)	41,001	3,573	7,486	8,889	13,332	7,415	306
Operating leases	53,567	1,696	6,755	6,642	6,700	6,748	25,026
Principal payments on capital leases	834	171	487	176	—	—	—
Interest payments on capital leases	70	16	42	12	—	—	—
Terminal storage costs	51	17	34	—	—	—	—
Purchase obligations(2)	2,047	751	562	709	25	—	—
Total	$271,712	$10,997	$36,534	$52,340	$41,455	$100,828	$29,558

____________________

(1)	Does not include any obligations related to make-whole interest or downround provisions. The fixed interest rates are more fully described in Note 5, "Debt" of our condensed consolidated financial statements.
(2)	Purchase obligations include noncancellable contractual obligations and construction commitments of $1.1 million, of which zero have been accrued as loss on purchase commitments.

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

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio and our outstanding debt obligations (including embedded derivatives therein). We generally invest our cash in investments with short maturities or with frequent interest reset terms. Accordingly, our interest income fluctuates with short-term market conditions. As of September 30, 2015, our investment portfolio consisted primarily of money market funds and certificates of deposit, all of which are highly liquid investments. Due to the short-term nature of our investment portfolio, we do not believe that an immediate 10% increase in interest rates would have a material effect on the fair value of our portfolio. Since we believe we have the ability to liquidate this portfolio, we do not expect our operating results or cash flows to be materially affected to any significant degree by a sudden change in market interest rates on our investment portfolio. Additionally, as of September 30, 2015, 100% of our outstanding debt is in fixed rate instruments or instruments which have capped rates. Therefore, our exposure to the impact of variable interest rates is limited. Changes in interest rates may significantly change the fair value of our embedded derivative liabilities.

Foreign Currency Risk

Most of our sales contracts are principally denominated in U.S. dollars and, therefore, our revenues are currently not subject to significant foreign currency risk. The functional currency of our wholly-owned consolidated subsidiary in Brazil is the local currency (Brazilian real) in which recurring business transactions occur. We do not use currency exchange contracts as hedges against amounts permanently invested in our foreign subsidiary. The amount we consider permanently invested in our foreign subsidiary and translated into U.S. dollars using the September 30, 2015 exchange rate is $94.8 million as of September 30, 2015 and $134.4 million at December 31, 2014. The decrease in the permanent investments in our foreign subsidiary between December 31, 2014 and September 30, 2015 is due to the appreciation of the U.S. dollar versus the Brazilian real. The potential loss in value, which would be principally recognized in Other Comprehensive Loss, resulting from a hypothetical 10% adverse change in quoted Brazilian real exchange rates, is $9.5 million and $13.4 million as of September 30, 2015 and December 31, 2014, respectively. Actual results may differ.

We make limited use of derivative instruments, which include currency interest rate swap agreements, to manage the Company's exposure to foreign currency exchange rate and interest rate related to the Company's Banco Pine loan. In June 2012, we entered into a currency interest rate swap arrangement with Banco Pine for R$22.0 million (approximately US$5.5 million based on the exchange rate as of September 30, 2015). The swap arrangement exchanges the principal and interest payments under the Banco Pine loan entered into in July 2012 for alternative principal and interest payments that are subject to adjustment based on fluctuations in the foreign exchange rate between the U.S. dollar and Brazilian real. The swap has a fixed interest rate of 3.94%. This arrangement hedges the fluctuations in the foreign exchange rate between the U.S. dollar and Brazilian real.

We analyzed our foreign currency exposure to identify assets and liabilities denominated in other currencies. For those assets and liabilities, we evaluated the effects of a 10% shift in exchange rates between those currencies and the U.S. dollar. We have determined that there would be an immaterial effect on our results of operations from such a shift.

Commodity Price Risk

Our primary exposure to market risk for changes in commodity prices currently relates to our purchases of sugar feedstocks. When possible, we manage our exposure to this risk primarily through the use of supplier pricing agreements.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer (or “CEO”) and chief financial officer (or “CFO”), evaluated the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15(e) under the Securities Exchange Act of 1934, as amended (or the “Exchange Act”), as of the end of the period covered by this Quarterly Report on Form 10-Q.  Based on this evaluation, our CEO and CFO concluded that, as of September 30, 2015, our disclosure controls and procedures are designed and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during our third fiscal quarter ended September 30, 2015 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have incurred significant losses in each year since our inception and believe that we will continue to incur losses and negative cash flow from operations into at least 2016. As of September 30, 2015, we had an accumulated deficit of $995.2 million and had cash, cash equivalents and short term investments of $11.9 million. We have significant outstanding debt and contractual obligations related to capital and operating leases, as well as purchase commitments of $2.0 million. As of September 30, 2015, our debt totaled $153.8 million, net of discount of $17.3 million, of which $20.9 million matures within the next twelve months. In addition to upcoming debt maturities, our debt service obligations over the next twelve months are significant and may include potential early conversion payments of up to approximately $18.9 million (assuming all note holders convert) that could become due at any time after May 15, 2015 under our outstanding convertible promissory notes sold on May 22, 2014 pursuant to Rule 144A of the Securities Act (or the “144A Notes”). Furthermore, our debt agreements contain various covenants, including restrictions on business that could cause us to be at risk of defaults. We expect to incur additional costs and expenses related to the continued development and expansion of our business, including construction and operation of our manufacturing facilities, contract manufacturing, research and development operations, and operation of our pilot plants and demonstration facility. There can be no assurance that we will ever achieve or sustain profitability on a quarterly or annual basis.

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

If we are unable to raise additional financing, or if other expected sources of funding are delayed or not received, we would take the following actions as early as the fourth quarter of 2015 to support our liquidity needs through the remainder of 2015 and into 2016:

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

In addition, we have entered into, and continue to look for, research and development collaboration arrangements pursuant to which we receive payments from our collaborators. Some of such collaboration arrangements include advance payments in consideration for grants of exclusivity or research efforts to be performed by us. It has in the past been difficult for us to know with certainty when we will sign a new collaboration arrangement. As a result, achievement of our quarterly and annual goals, expressed in part via a non-GAAP financial measure that we refer to as cash revenue inflows consisting of GAAP product revenues plus cash payments from collaborations and grants, has been difficult to predict with certainty. Once a collaboration agreement has been signed, receipt of payments and/or recognition of related revenues may depend on our achievement of milestones. In addition, a portion of the revenue we report each quarter results from the recognition of deferred revenue from advance payments we have received from these collaborators during previous quarters. Since our business model depends in part on collaboration agreements with advance payments that we recognize over time, it may also be difficult for us to rapidly increase our revenues through additional collaborations in any period, as revenue from such new collaborations will often be recognized over multiple quarters or years.

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

As of September 30, 2015, our debt totaled $153.8 million, net of discount of $17.3 million, of which $20.9 million matures within the next twelve months. Our cash balance is substantially less than the principal amount of such debt, and we will be required to generate cash from operations or raise additional working capital through future financings or sales of assets to enable us to repay this indebtedness as it becomes due. There can be no assurance that we will be able to do so.

In addition, we have agreed to significant covenants in connection with our debt financing transactions. For example, our loan facility with Hercules Technology Growth Capital, Inc. (“Hercules”) required us to maintain unrestricted, unencumbered cash in U.S. bank accounts in an amount equal to at least 50% of the principal amount outstanding under this facility. We have received a waiver from Hercules with respect to our non-compliance with such covenants. A failure to comply with the covenants and other provisions of our debt instruments, including any failure to make a payment when required would generally result in events of default under such instruments, which could permit acceleration of such indebtedness. If such indebtedness is accelerated, it would generally also constitute an event of default under our other outstanding indebtedness permitting acceleration of such other outstanding indebtedness. Any required repayment of our indebtedness as a result of acceleration or otherwise would lower our current cash on hand such that we would not have those funds available for use in our business or for payment of other outstanding indebtedness.

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

In addition, the covenants in our debt agreements materially limit our ability to take certain actions, including our ability to incur indebtedness, pay dividends, and make certain investments and other payments, enter into certain mergers and consolidations, and encumber and dispose of assets. For example, the purchase agreement for the Tranche I and Tranche II Notes requires us to obtain the consent of a majority of the purchasers of these notes before completing any change-of-control transaction, or purchasing assets in one transaction or a series of related transactions in an amount greater than $20.0 million, in each case while the notes are outstanding. The holders of these notes also have pro rata rights under which they could cancel up to the full amount of their outstanding notes to pay for equity securities that we issue in certain financings, which could delay or prevent us from completing such financings.

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

A termination of our joint venture with São Martinho S.A. will subject us to additional costs and expenses and has resulted in impairment of assets.

We expect our joint venture with São Martinho S.A. (or SMSA) to be terminated and we expect to incur expenses and have incurred a non-cash impairment charge for the quarter ended September 30, 2015 based on that assessment. Since April 2010, we have been party to various agreements with SMSA that contemplated construction of large-scale manufacturing facility as a joint venture in Brazil. Under these agreements, we were responsible for designing and managing the construction project, and for the initial construction costs. While we completed a significant portion of the construction of the plant before 2012, we delayed further construction and commissioning of the plant while, based on economic considerations, we constructed and commissioned our production plant in Brotas, Brazil. We entered into an amendment to the joint venture agreement with SMSA in February 2014 that updated and documented certain preexisting business plan requirements related to the start-up of construction at the plant and set forth, among other things, (i) the extension of the deadline for the commencement of operations at the joint venture operated plant to no later than 18 months following the construction of the plant, which is required to occur no later than March 31, 2017, and (ii) the extension of an option held by SMSA to build a second large-scale farnesene production facility to no later than December 31, 2018 with the commencement of operations at such second facility to occur no later than April 1, 2019. In July 2015, we announced that we were in discussions with SMSA regarding the continuation of the joint venture.  Specifically, we and SMSA agreed to continue the joint venture pending discussions through August 31, 2015 in order to evaluate the best investment options available to optimize returns and provide balanced economics for both parties. During that period and in the period since August 31, 2015, we have been in discussions with SMSA regarding the joint venture status and now expect to enter into agreements in 2015 documenting a planned termination of the joint venture. Under existing agreements, upon termination of the joint venture, we are obligated to purchase SMSA’s interest in SMA in accordance with the joint venture agreements and transfer assets from SMSA’s site.  We believe that the termination of the joint venture will not have an adverse impact on our revenues or operations, and that our existing manufacturing plant at Brotas in Brazil provides us with sufficient capacity to meet our near and mid-term business needs. Based on our current expectations regarding the termination of the joint venture under agreements that are being negotiated, and on an impairment analysis conducted for the quarter ended September 30, 2015, we incurred a non-cash impairment charge of $7.3 million for the quarter.

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

While we have commenced commercial production at the Brotas, Brazil plant, we continue to commercially produce, process and manufacture some specialty molecules through the use of contract manufacturers, and we anticipate that we will continue to use contract manufacturers for the foreseeable future for chemical conversion and production of end-products and, to mitigate cost and volume risks at our large-scale production facilities, for production of Biofene and other fermentation target compounds. Establishing and operating contract manufacturing facilities requires us to make significant capital expenditures, which reduces our cash and places such capital at risk. For example, based on an evaluation of our assets associated with contract manufacturing facilities and anticipated levels of use of such facilities, we recorded zero from write-off of assets related to contract manufacturing (included in loss on purchase commitments and write off of property, plant and equipment of approximately zero for the three months ended September 30, 2015 and $1.8 million for the year ended December 31, 2014). Also, contract manufacturing agreements may contain terms that commit us to pay for capital expenditures and other costs incurred or expected to be earned by the plant operators and owners, which can result in contractual liability and losses for us even if we terminate a particular contract manufacturing arrangement or decide to reduce or stop production under such an arrangement. For example, in June 2013, we entered into a termination agreement with a contract manufacturer that required us to make payments totaling $8.8 million in 2013, of which $3.6 million was to satisfy outstanding obligations and $5.2 million was in lieu of additional payments otherwise owed.

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

We have experienced, and expect to continue to experience, expansion of our business as we continue to make efforts to develop and bring our products to market. We have grown from 18 employees at the end of 2005 to 405 at September 30, 2015. Our growth and diversified operations have placed, and may continue to place, significant demands on our management and our operational and financial infrastructure. In particular, continued growth could strain our ability to:

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

Our commercial success will depend substantially on our ability to obtain patents and maintain adequate legal protection for our technologies and product candidates in the United States and other countries. As of September 30, 2015, we had 387 issued United States and foreign patents and 297 pending United States and foreign patent applications that were owned by or licensed to us. We will be able to protect our proprietary rights from unauthorized use by third parties only to the extent that our proprietary technologies and future products are covered by valid and enforceable patents or are effectively maintained as trade secrets.

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

We apply the applicable accounting principles set forth in the United States Financial Accounting Standards Board's Accounting Standards Codification to our intangible assets (including goodwill), which prohibits the amortization of intangible assets with indefinite useful lives and requires that these assets be reviewed for impairment at least annually. There are several methods that can be used to determine the estimated fair value of the in-process research and development acquired in a business combination. We have used the “income method,” which applies a probability weighting that considers the risk of development and commercialization, to the estimated future net cash flows that are derived from projected sales revenues and estimated costs. These projections are based on factors such as relevant market size, pricing of similar products, and expected industry trends. The estimated future net cash flows are then discounted to the present value using an appropriate discount rate. These assets are treated as indefinite-lived intangible assets until completion or abandonment of the projects, at which time the assets will be amortized over the remaining useful life or written off, as appropriate. If the carrying amount of the assets is greater than the measures of fair value, impairment is considered to have occurred and a write-down of the asset is recorded. Any finding that the value of our intangible assets has been impaired would require us to write-down the impaired portion, which could reduce the value of our assets and reduce our net income for the year in which the related impairment charges occur. As of September 30, 2015, we had a net carrying value of approximately $6.1 million in in-process research and development and goodwill associated with our acquisition of Draths Corporation.

Our ability to use our net operating loss carryforwards to offset future taxable income may be subject to certain limitations.

In general, under Section 382 of the Internal Revenue Code (or the Code), a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change net operating loss carryforwards (or NOLs), to offset future taxable income. If the Internal Revenue Service challenges our analysis that our existing NOLs are not subject to limitations arising from previous ownership changes, or if we undergo an ownership change, our ability to utilize NOLs could be limited by Section 382 of the Code. Future changes in our stock ownership, some of which are outside of our control, could result in an ownership change under Section 382 of the Code. Furthermore, our ability to utilize NOLs of companies that we may acquire in the future may be subject to limitations. For these reasons, we may not be able to utilize a material portion of the NOLs carryforward as of September 30, 2015, even if we attain profitability.

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

Risks Related to ownership of Our Common Stock

Our stock price may be volatile.

The market price of our common stock has been, and we expect it to continue to be, subject to significant volatility, and it has declined significantly from our initial public offering price. As of September 30, 2015, the reported closing price for our common stock on The NASDAQ Global Select Market was $2.01 per share. Market prices for securities of early stage companies have historically been particularly volatile. Such fluctuations could be in response to, among other things, the factors described in this “Risk Factors” section, or other factors, some of which are beyond our control, such as:

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

The concentration of our capital stock ownership with insiders will limit the ability to influence corporate matters.

As of October 31, 2015:

•	our executive officers and directors and their affiliates (including Total) together held more than 47% of our outstanding common stock;

•	Temasek (who has a designee on our Board of Directors) held approximately 30% of our outstanding common stock; and

•	Total held approximately 33% of our outstanding common stock.

Furthermore, Total and Temasek each hold the Remaining Notes, which are convertible into approximately 19,073,992 and 7,042,254 shares of our common stock, respectively, within 60 days of October 31, 2015. Total and Temasek also hold the Total R&D Warrant, the Temasek Funding Warrant and the Temasek R&D Warrant pursuant to which they main gain additional rights to purchase shares of our common stock. This significant concentration of share ownership may become exercisable adversely affect the trading price for our common stock because investors often perceive disadvantages in owning stock in companies with controlling stockholders. Also, these stockholders, acting together, will be able to control our management and affairs and matters requiring stockholder approval, including the election of directors and the approval of significant corporate transactions, such as mergers, consolidations or the sale of substantially all of our assets. Consequently, this concentration of ownership may have the effect of delaying or preventing a change of control, including a merger, consolidation or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control, even if that change of control would benefit our other stockholders.

The market price of our common stock could be negatively affected by future sales of our common stock.

If our existing stockholders, particularly our largest stockholders, our directors, their affiliates, or our executive officers, sell a substantial number of shares of our common stock in the public market, the market price of our common stock could decrease significantly. The perception in the public market that these stockholders might sell our common stock could also depress the market price of our common stock and could impair our future ability to obtain capital, especially through an offering of equity securities.

We, all of our executive officers, and all of our directors and entities affiliated with them, holding in the aggregate 51% of our outstanding shares of common stock, have agreed not to directly or indirectly offer, sell, agree to sell, or otherwise dispose of any shares of common stock or any securities convertible into or exchangeable for shares of common stock without the prior written consent of Stifel, Nicolaus & Company, Incorporated and Cowen & Company, LLC for a period ending on January 12, 2016, pursuant to the terms of a Note Purchase Agreement dated October 14, 2015, subject to specified limited exceptions.

We also have in place a registration statement for the resale of shares of common stock held by, or issuable to, certain of our largest stockholders. All common stock sold pursuant to an offering covered by such registration statement will be freely transferable.

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

The conversion of some or all of our outstanding convertible promissory notes or the exercise of the warrants issued under the Exchange and Private Offering will dilute the ownership interests of existing stockholders. The exercise of the warrants, in particular, which have a $0.01 per share exercise price, will dilute the economic ownership interest of our existing stockholders. In addition, any sales in the public market of the shares of our common stock issuable upon such conversion or exercise of the warrants could adversely affect prevailing market prices of our common stock. Furthermore, the existence of our outstanding convertible promissory notes and warrants may encourage short selling by market participants because the anticipated conversion of such notes into, or exercise of such warrants, for shares of our common stock could depress the market price of our common stock.

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

Exhibit		Previously Filed				Filed
No.	Description	Form	File No.	Filing Date	Exhibit	Herewith
3.01	Restated Certificate of Incorporation	10-Q	001-34885	November 10, 2010	3.01
3.02	Certificate of Amendment to Restated Certificate of Incorporation dated May 12, 2014	10-Q	001-34885	August 8, 2014	3.02
3.02	Certificate of Amendment to Restated Certificate of Incorporation dated September 18, 2015	S-3	333-206331	November 4, 2015	3.03
3.03	Restated Bylaws	10-Q	001-34885	November 10, 2010	3.02
4.01	Form of Stock Certificate	S-1	333-166135	July 6, 2010	4.01
4.02	Specimen of Preferred Stock Certificate	S-3	333-203216	April 2, 2014	4.02
4.03	Form of Common Stock Warrant Agreement and Warrant Certificate	S-3	333-203216	April 2, 2014	4.03
4.04	Form of Preferred Stock Warrant Agreement and Warrant Certificate	S-3	333-203216	April 2, 2014	4.04
4.05	Form of Debt Securities Warrant Agreement and Warrant Certificate	S-3	333-203216	April 2, 2014	4.05
4.06	Amended and Restated Investors’ Rights Agreement, dated June 21, 2010, among registrant and its security holders listed therein	S-1	333-166135	June 23, 2010	4.02
4.07	First Amendment to Amended and Restated Investors' Rights Agreement, dated February 23, 2012, among registrant and registrant's security holders listed therein	S-3	333-180005	March 9, 2012	4.06
4.08	Amendment No. 2 to Amended and Restated Investors' Rights Agreement, dated December 24, 2012, among registrant and registrant's security holders listed therein	10-K	001-34885	March 28, 2013	4.04
4.09	Amendment No. 3 to Amended and Restated Investors' Rights Agreement, dated March 27, 2013, among registrant and registrant's security holders listed therein	10-Q	001-34885	June 9, 2013	4.02
4.10	Amendment No. 4 to Amended and Restated Investors' Rights Agreement, dated October 16, 2013, among registrant and registrant's security holders listed therein	10-K	001-34885	April 2, 2014	4.06

4.11	Amendment No. 5 to Amended and Restated Investors' Rights Agreement, dated December 24, 2013, among registrant and registrant's security holders listed therein	10-K	001-34885	April 2, 2014	4.07
4.12	Amendment No. 6 to Amended and Restated Investors’ Rights Agreement dated July 29, 2015 among registrant and registrant’s security holders listed therein	S-3	333-204102	August 12, 2015	4.17
4.13	Warrant to Purchase Stock, dated December 23, 2011, issued to ATEL Ventures, Inc.	10-K	001-34885	February 28, 2012	4.07
4.14	Side Letter, dated June 21, 2010, between registrant and Total Gas & Power USA, SAS	S-1	333-166135	June 23, 2010	4.19
4.15	Agreement, dated February 23, 2012, among registrant, Maxwell (Mauritius) Pte Ltd, Naxyris SA, Biolding Investment SA and Sualk Capital Ltd.	10-Q	001-34885	May 9, 2012	4.02
4.16	Securities Purchase Agreement, dated February 24, 2012, among registrant and certain investment funds affiliated with Fidelity Investments Institutional Services Company, Inc. listed therein (each, a Fidelity Purchaser)	S-3	333-180005	March 9, 2012	4.02
4.17	Form of Unsecured Senior Convertible Promissory Note issued by registrant to the Fidelity Purchasers in the amounts set forth next to each Fidelity Purchaser's name on Schedule I of Exhibit 4.12 hereof	S-3	333-180005	March 9, 2012	4.03
4.18	Registration Rights Agreement, dated February 27, 2012, among registrant and the Fidelity Purchasers	S-3	333-180005	March 9, 2012	4.04
4.19	Securities Purchase Agreement, dated July 30, 2012, between registrant and Total Gas & Power USA, SAS	10-Q	001-34885	November 9, 2012	4.01
4.20	Registration Rights Agreement, dated July 30, 2012, between registrant and Total Gas & Power USA, SAS	10-Q	001-34885	November 9, 2012	4.03
4.21	1.5% Senior Secured Convertible Note due 2017 dated July 29, 2015 issued by registrant to Total Energies Nouvelles Activités USA (RS-9)					X
4.22[b]	Securities Purchase Agreement, dated December 24, 2012, between registrant and certain investors listed therein	10-K	001-34885	March 28, 2013	4.16
4.23[b]	Follow-On Investment Agreement, dated December 24, 2012, between registrant and Biolding Investment SA	10-K	001-34885	March 28, 2013	4.17
4.24	Securities Purchase Agreement, dated March 27, 2013, between registrant and Biolding Investment SA	10-Q	001-34885	June 9, 2013	4.01

4.25	Securities Purchase Agreement, dated August 8, 2013, between registrant, Maxwell (Mauritius) Pte Ltd and Total Energies Nouvelles Activités USA (f.k.a Total Gas & Power USA, SAS)	10-Q	001-34885	November 5, 2013	4.01
4.26[b]	Amendment No. 1 dated October 16, 2013, to the Securities Purchase Agreement, dated August 8, 2013, between registrant and other parties named therein	10-K	001-34885	April 2, 2014	4.25
4.27	Tranche I Note Amendment and Amendment No. 2 dated December 24, 2013, to the Securities Purchase Agreement, dated August 8, 2013, between registrant and other parties named therein	10-K	001-34885	April 2, 2014	4.24
4.28	Form of Tranche I Senior Convertible Note issued to each selling stockholder in the amounts set forth next to each selling stockholder’s name on Schedule I of Exhibit 4.02 hereof (as amended and restated as set forth on Schedule I of Exhibit 4.XX hereof) ABOVE	10-Q	001-34885	November 4, 2013	4.01
4.29	Form of Tranche II Senior Convertible Note issued to each selling stockholder in the amounts set forth next to each selling stockholder’s name on Schedule I of Exhibit 4.02 hereof (as amended and restated as set forth on Schedule I of Exhibit 4.XX hereof) ABOVE	10-Q	001-34885	November 4, 2013	4.01
4.30	5% Unsecured Convertible Note dated October 13, 2013 issued to Total Energies Nouvelles Activités USA (Tranche I)	10-Q	001-34885	May 9, 2014	4.04
4.31	10% Unsecured Convertible Note dated January 15, 2014 issued to Total Energies Nouvelles Activités USA (Tranche II)	10-Q	001-34885	May 9, 2014	4.05
4.32	Securities Purchase Agreement, dated March 28, 2014 between registrant and Kuraray Co. Ltd.	10-Q	001-34885	May 9, 2014	4.01
4.33	Loan and Security Agreement, dated March 29, 2014 between registrant and Hercules Technology Growth Capital, Inc.	10-Q	001-34885	May 9, 2014	4.02
4.34	First Amendment dated June 12, 2014, to Loan and Security Agreement dated March 29, 2014 between registrant and Hercules Technology Growth Capital, Inc.	10-Q	001-34885	August 8, 2014	4.06
4.35	Second Amendment dated March 30, 2015 to Loan and Security Agreement dated March 29, 2014 between registrant and Hercules Technology Growth Capital, Inc.	10-Q	001-34885	May 7, 2015	10.05
4.36	Letter Agreement, dated March 29, 2014 between registrant and Total Energies Nouvelles Activités USA	10-Q	001-34885	May 9, 2014	4.03

4.37[b]	Amended and Restated Letter Agreement re: Certain Registration Rights dated May 8, 2014 between registrant and the purchasers listed therein	10-Q	001-34885	August 8, 2014	4.01
4.38	6.5% Convertible Senior Note due 2019 dated May 29, 2014 issued by registrant to Morgan Stanley & Co. LLC	10-Q	001-34885	August 8, 2014	4.02
4.39[a]	6.5% Convertible Senior Note due 2019 dated May 29, 2014 issued by registrant to Maxwell (Mauritius) Pte Ltd.	10-Q	001-34885	August 8, 2014	4.03
4.40	Form of Indenture	S-3	333-203216	April 2, 2014	4.06
4.41	Indenture dated May 29, 2014 between registrant and Wells Fargo Bank, National Association, as Trustee	8-K	001-34885	May 29, 2014	4.01
4.42	Registration Rights Agreement dated February 24, 2015, between the registrant and Nomis Bay Ltd	8-K	001-34885	February 26, 2015	4.01
4.43	Voting Agreement, dated July 24, 2015, between registrant and Foris Ventures, LLC					X
4.44	Securities Purchase Agreement, dated July 24, 2015, between registrant and the Purchasers listed therein					X
4.45[e]	Form of Warrant to Purchase Stock issued on July 24, 2015	S-3	333-204102	August 12, 2015	4.21
4.46	Exchange Agreement, dated July 29, 2015, between registrant and the Investors therein					X
4.47	Maturity Treatment Agreement dated July 29, 2015, between registrant and the Investors listed therein					X
4.48	Letter Agreement dated as of July 29, 2015 among registrant and registrant’s security holders listed therein.	S-3	333-204102	August 12, 2015	4.20
4.49	Warrant to Purchase Stock issued July 29, 2015 by the registrant to Total Energes Nouvelles Activités USA	S-3	333-204102	August 12, 2015	4.22
4.50	Warrant to Purchase Stock issued July 29, 2015 by the registrant to Total Energes Nouvelles Activités USA	S-3	333-204102	August 12, 2015	4.23
4.51	Warrant to Purchase Stock issued July 29, 2015 by the registrant to Maxwell (Mauritius) PTE Ltd	S-3	333-204102	August 12, 2015	4.24
4.52	Warrant to Purchase Stock issued July 29, 2015 by the registrant to Maxwell (Mauritius) PTE Ltd	S-3	333-204102	August 12, 2015	4.25
4.53	Warrant to Purchase Stock issued July 29, 2015 by the registrant to Maxwell (Mauritius) PTE Ltd	S-3	333-204102	August 12, 2015	4.26

10.01cf	Letter Agreement re Joint Venture Restructuring, dated July 24, 2015, between registrant and Total Energies Nouvelles Activités USA	X
10.02	Amendment No.1, dated July 26, 2015, to the Pilot Plant Services Agreement, dated April 4,2014, between registrant and Total New Energies USA, Inc.	X
10.03[c]	Technology Investment Agreement, dated September 22, 2015, between registrant and The Defense Advanced Research Project Agency (DARPA), as modified on October 15, 2015	X
10.04cf	Amendment No.1, dated June 28, 2013 to Agreement for Credit Opening, dated November 16, 2011, between Amyris Brasil Ltda. and Banco Nacional de Desenvolvimento Econômico e Social -BNDES	X
10.05cf	Amendment No.2, dated September 16, 2015 to Agreement for Credit Opening, dated November 16, 2011, between Amyris Brasil Ltda. and Banco Nacional de Desenvolvimento Econômico e Social -BNDES	X
31.01	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(c) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.02	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(c) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.01[g]	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.02[g]	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101[h]	The following materials from Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Operations; (ii) the Consolidated Balance Sheets; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Convertible Preferred Stock, Redeemable Noncontrolling Interest and Equity (Deficit); (v) the Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements	X

a	Registrant issued substantially identical 6.5% Senior Convertible Notes due 2019 (the “6.5% Notes”) to Maxwell (Mauritius) Pte Ltd. (“Temasek”), Total Energies Nouvelles Activités USA, and Foris Ventures, LLC on May 29, 2014. Registrant has filed the 6.5% Note issued to Temasek, and has included, with Exhibit 4.35, a schedule (Schedule A to Exhibit 4.03 of registrant's Form 10-Q filed August 8, 2014) identifying each of the 6.5% Notes and setting forth the material details in which the other 6.5% Notes differ from the filed 6.5% Note (i.e., the note number, the purchasers, and the amounts of the 6.5% Notes).
b	Portions of this exhibit, which have been granted confidential treatment by the Securities and Exchange Commission, have been omitted.
c	Portions of this exhibit have been omitted pending a determination by the Securities and Exchange Commission as to whether these portions should be granted confidential treatment.
d	Substantially identical Voting Agreements, each dated July 29, 2015, were entered into with six (6) separate investors. Registrant has filed the Voting Agreement entered into with Foris Ventures LLC, which is substantially identical in all material respects to all of such Voting Agreements, except as to the parties thereto, all of whom are listed on a schedule attached to Exhibit 4.43 (Schedule A to Exhibit 4.43).
e	Registrant issued substantially identical warrants to the purchasers under that certain Securities Purchase Agreement entered into on July 24, 2015. Registrant has filed the form of warrant issued to Total Energies Nouvelles Activités USA, and has included, with Exhibit 4.45, a schedule (Schedule A to Exhibit 4.45) identifying each of the warrants and setting forth the material details in which the other warrants differ from the filed form of warrant (i.e., the names of the purchasers, the warrant numbers and the respective amounts of shares underlying the warrants).
f	Translation to English from Portuguese or Dutch, as applicable, in accordance with Rule 12b-12(d) of the regulations promulgated by the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended (or the Exchange Act).
g	This certification shall not be deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that Section, nor shall it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.
h	Pursuant to applicable securities laws and regulations, registrant is deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and is not subject to liability under any anti-fraud provisions of the federal securities laws as long as registrant has made a good faith attempt to comply with the submission requirements and promptly amends the interactive data files after becoming aware that the interactive data files fails to comply with the submission requirements. These interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act, are deemed not filed for purposes of section 18 of the Exchange Act and otherwise are not subject to liability under these sections.

(c)	Financial statements and schedules.

Reference is made to Item 15(a) above.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 9, 2015	AMYRIS, INC.

/s/ JOHN G. MELO
John G. Melo
Director, President and Chief Executive Officer
(Principal Executive Officer)

Dated: November 9, 2015

/s/ RAFFI ASADORIAN
Raffi Asadorian
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit		Previously Filed				Filed
No.	Description	Form	File No.	Filing Date	Exhibit	Herewith
3.01	Restated Certificate of Incorporation	10-Q	001-34885	November 10, 2010	3.01
3.02	Certificate of Amendment to Restated Certificate of Incorporation dated May 12, 2014	10-Q	001-34885	August 8, 2014	3.02
3.02	Certificate of Amendment to Restated Certificate of Incorporation dated September 18, 2015	S-3	333-206331	November 4, 2015	3.03
3.03	Restated Bylaws	10-Q	001-34885	November 10, 2010	3.02
4.01	Form of Stock Certificate	S-1	333-166135	July 6, 2010	4.01
4.02	Specimen of Preferred Stock Certificate	S-3	333-203216	April 2, 2014	4.02
4.03	Form of Common Stock Warrant Agreement and Warrant Certificate	S-3	333-203216	April 2, 2014	4.03
4.04	Form of Preferred Stock Warrant Agreement and Warrant Certificate	S-3	333-203216	April 2, 2014	4.04
4.05	Form of Debt Securities Warrant Agreement and Warrant Certificate	S-3	333-203216	April 2, 2014	4.05
4.06	Amended and Restated Investors’ Rights Agreement, dated June 21, 2010, among registrant and its security holders listed therein	S-1	333-166135	June 23, 2010	4.02
4.07	First Amendment to Amended and Restated Investors' Rights Agreement, dated February 23, 2012, among registrant and registrant's security holders listed therein	S-3	333-180005	March 9, 2012	4.06
4.08	Amendment No. 2 to Amended and Restated Investors' Rights Agreement, dated December 24, 2012, among registrant and registrant's security holders listed therein	10-K	001-34885	March 28, 2013	4.04
4.09	Amendment No. 3 to Amended and Restated Investors' Rights Agreement, dated March 27, 2013, among registrant and registrant's security holders listed therein	10-Q	001-34885	June 9, 2013	4.02
4.10	Amendment No. 4 to Amended and Restated Investors' Rights Agreement, dated October 16, 2013, among registrant and registrant's security holders listed therein	10-K	001-34885	April 2, 2014	4.06
4.11	Amendment No. 5 to Amended and Restated Investors' Rights Agreement, dated December 24, 2013, among registrant and registrant's security holders listed therein	10-K	001-34885	April 2, 2014	4.07
4.12	Amendment No. 6 to Amended and Restated Investors’ Rights Agreement dated July 29, 2015 among registrant and registrant’s security holders listed therein	S-3	333-204102	August 12, 2015	4.17

4.13	Warrant to Purchase Stock, dated December 23, 2011, issued to ATEL Ventures, Inc.	10-K	001-34885	February 28, 2012	4.07
4.14	Side Letter, dated June 21, 2010, between registrant and Total Gas & Power USA, SAS	S-1	333-166135	June 23, 2010	4.19
4.15	Agreement, dated February 23, 2012, among registrant, Maxwell (Mauritius) Pte Ltd, Naxyris SA, Biolding Investment SA and Sualk Capital Ltd.	10-Q	001-34885	May 9, 2012	4.02
4.16	Securities Purchase Agreement, dated February 24, 2012, among registrant and certain investment funds affiliated with Fidelity Investments Institutional Services Company, Inc. listed therein (each, a Fidelity Purchaser)	S-3	333-180005	March 9, 2012	4.02
4.17	Form of Unsecured Senior Convertible Promissory Note issued by registrant to the Fidelity Purchasers in the amounts set forth next to each Fidelity Purchaser's name on Schedule I of Exhibit 4.12 hereof	S-3	333-180005	March 9, 2012	4.03
4.18	Registration Rights Agreement, dated February 27, 2012, among registrant and the Fidelity Purchasers	S-3	333-180005	March 9, 2012	4.04
4.19	Securities Purchase Agreement, dated July 30, 2012, between registrant and Total Gas & Power USA, SAS	10-Q	001-34885	November 9, 2012	4.01
4.20	Registration Rights Agreement, dated July 30, 2012, between registrant and Total Gas & Power USA, SAS	10-Q	001-34885	November 9, 2012	4.03
4.21	1.5% Senior Secured Convertible Note due 2017 dated July 29, 2015 issued by registrant to Total Energies Nouvelles Activités USA (RS-9)					X
4.22[b]	Securities Purchase Agreement, dated December 24, 2012, between registrant and certain investors listed therein	10-K	001-34885	March 28, 2013	4.16
4.23[b]	Follow-On Investment Agreement, dated December 24, 2012, between registrant and Biolding Investment SA	10-K	001-34885	March 28, 2013	4.17
4.24	Securities Purchase Agreement, dated March 27, 2013, between registrant and Biolding Investment SA	10-Q	001-34885	June 9, 2013	4.01
4.25	Securities Purchase Agreement, dated August 8, 2013, between registrant, Maxwell (Mauritius) Pte Ltd and Total Energies Nouvelles Activités USA (f.k.a Total Gas & Power USA, SAS)	10-Q	001-34885	November 5, 2013	4.01
4.26[b]	Amendment No. 1 dated October 16, 2013, to the Securities Purchase Agreement, dated August 8, 2013, between registrant and other parties named therein	10-K	001-34885	April 2, 2014	4.25

4.27	Tranche I Note Amendment and Amendment No. 2 dated December 24, 2013, to the Securities Purchase Agreement, dated August 8, 2013, between registrant and other parties named therein	10-K	001-34885	April 2, 2014	4.24
4.28	Form of Tranche I Senior Convertible Note issued to each selling stockholder in the amounts set forth next to each selling stockholder’s name on Schedule I of Exhibit 4.02 hereof (as amended and restated as set forth on Schedule I of Exhibit 4.XX hereof) ABOVE	10-Q	001-34885	November 4, 2013	4.01
4.29	Form of Tranche II Senior Convertible Note issued to each selling stockholder in the amounts set forth next to each selling stockholder’s name on Schedule I of Exhibit 4.02 hereof (as amended and restated as set forth on Schedule I of Exhibit 4.XX hereof) ABOVE	10-Q	001-34885	November 4, 2013	4.01
4.30	5% Unsecured Convertible Note dated October 13, 2013 issued to Total Energies Nouvelles Activités USA (Tranche I)	10-Q	001-34885	May 9, 2014	4.04
4.31	10% Unsecured Convertible Note dated January 15, 2014 issued to Total Energies Nouvelles Activités USA (Tranche II)	10-Q	001-34885	May 9, 2014	4.05
4.32	Securities Purchase Agreement, dated March 28, 2014 between registrant and Kuraray Co. Ltd.	10-Q	001-34885	May 9, 2014	4.01
4.33	Loan and Security Agreement, dated March 29, 2014 between registrant and Hercules Technology Growth Capital, Inc.	10-Q	001-34885	May 9, 2014	4.02
4.34	First Amendment dated June 12, 2014, to Loan and Security Agreement dated March 29, 2014 between registrant and Hercules Technology Growth Capital, Inc.	10-Q	001-34885	August 8, 2014	4.06
4.35	Second Amendment dated March 30, 2015 to Loan and Security Agreement dated March 29, 2014 between registrant and Hercules Technology Growth Capital, Inc.	10-Q	001-34885	May 7, 2015	10.05
4.36	Letter Agreement, dated March 29, 2014 between registrant and Total Energies Nouvelles Activités USA	10-Q	001-34885	May 9, 2014	4.03
4.37[b]	Amended and Restated Letter Agreement re: Certain Registration Rights dated May 8, 2014 between registrant and the purchasers listed therein	10-Q	001-34885	August 8, 2014	4.01
4.38	6.5% Convertible Senior Note due 2019 dated May 29, 2014 issued by registrant to Morgan Stanley & Co. LLC	10-Q	001-34885	August 8, 2014	4.02

4.39[a]	6.5% Convertible Senior Note due 2019 dated May 29, 2014 issued by registrant to Maxwell (Mauritius) Pte Ltd.	10-Q	001-34885	August 8, 2014	4.03
4.40	Form of Indenture	S-3	333-203216	April 2, 2014	4.06
4.41	Indenture dated May 29, 2014 between registrant and Wells Fargo Bank, National Association, as Trustee	8-K	001-34885	May 29, 2014	4.01
4.42	Registration Rights Agreement dated February 24, 2015, between the registrant and Nomis Bay Ltd	8-K	001-34885	February 26, 2015	4.01
4.43	Voting Agreement, dated July 24, 2015, between registrant and Foris Ventures, LLC					X
4.44	Securities Purchase Agreement, dated July 24, 2015, between registrant and the Purchasers listed therein					X
4.45[e]	Form of Warrant to Purchase Stock issued on July 24, 2015	S-3	333-204102	August 12, 2015	4.21
4.46	Exchange Agreement, dated July 29, 2015, between registrant and the Investors therein					X
4.47	Maturity Treatment Agreement dated July 29, 2015, between registrant and the Investors listed therein					X
4.48	Letter Agreement dated as of July 29, 2015 among registrant and registrant’s security holders listed therein.	S-3	333-204102	August 12, 2015	4.20
4.49	Warrant to Purchase Stock issued July 29, 2015 by the registrant to Total Energes Nouvelles Activités USA	S-3	333-204102	August 12, 2015	4.22
4.50	Warrant to Purchase Stock issued July 29, 2015 by the registrant to Total Energes Nouvelles Activités USA	S-3	333-204102	August 12, 2015	4.23
4.51	Warrant to Purchase Stock issued July 29, 2015 by the registrant to Maxwell (Mauritius) PTE Ltd	S-3	333-204102	August 12, 2015	4.24
4.52	Warrant to Purchase Stock issued July 29, 2015 by the registrant to Maxwell (Mauritius) PTE Ltd	S-3	333-204102	August 12, 2015	4.25
4.53	Warrant to Purchase Stock issued July 29, 2015 by the registrant to Maxwell (Mauritius) PTE Ltd	S-3	333-204102	August 12, 2015	4.26
10.01cf	Letter Agreement re Joint Venture Restructuring, dated July 24, 2015, between registrant and Total Energies Nouvelles Activités USA					X
10.02	Amendment No.1, dated July 26, 2015, to the Pilot Plant Services Agreement, dated April 4,2014, between registrant and Total New Energies USA, Inc.					X

10.03[c]	Technology Investment Agreement, dated September 22, 2015, between registrant and The Defense Advanced Research Project Agency (DARPA), as modified on October 15, 2015	X
10.04cf	Amendment No.1, dated June 28, 2013 to Agreement for Credit Opening, dated November 16, 2011, between Amyris Brasil Ltda. and Banco Nacional de Desenvolvimento Econômico e Social -BNDES	X
10.05cf	Amendment No.2, dated September 16, 2015 to Agreement for Credit Opening, dated November 16, 2011, between Amyris Brasil Ltda. and Banco Nacional de Desenvolvimento Econômico e Social -BNDES	X
31.01	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(c) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.02	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(c) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.01[g]	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.02[g]	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101[h]	The following materials from Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Operations; (ii) the Consolidated Balance Sheets; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Convertible Preferred Stock, Redeemable Noncontrolling Interest and Equity (Deficit); (v) the Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements	X

a	Registrant issued substantially identical 6.5% Senior Convertible Notes due 2019 (the “6.5% Notes”) to Maxwell (Mauritius) Pte Ltd. (“Temasek”), Total Energies Nouvelles Activités USA, and Foris Ventures, LLC on May 29, 2014. Registrant has filed the 6.5% Note issued to Temasek, and has included, with Exhibit 4.35, a schedule (Schedule A to Exhibit 4.03 of registrant's Form 10-Q filed August 8, 2014) identifying each of the 6.5% Notes and setting forth the material details in which the other 6.5% Notes differ from the filed 6.5% Note (i.e., the note number, the purchasers, and the amounts of the 6.5% Notes).
b	Portions of this exhibit, which have been granted confidential treatment by the Securities and Exchange Commission, have been omitted.
c	Portions of this exhibit have been omitted pending a determination by the Securities and Exchange Commission as to whether these portions should be granted confidential treatment.
d	Substantially identical Voting Agreements, each dated July 29, 2015, were entered into with six (6) separate investors. Registrant has filed the Voting Agreement entered into with Foris Ventures LLC, which is substantially identical in all material respects to all of such Voting Agreements, except as to the parties thereto, all of whom are listed on a schedule attached to Exhibit 4.43 (Schedule A to Exhibit 4.43).
e	Registrant issued substantially identical warrants to the purchasers under that certain Securities Purchase Agreement entered into on July 24, 2015. Registrant has filed the form of warrant issued to Total Energies Nouvelles Activités USA, and has included, with Exhibit 4.45, a schedule (Schedule A to Exhibit 4.45) identifying each of the warrants and setting forth the material details in which the other warrants differ from the filed form of warrant (i.e., the names of the purchasers, the warrant numbers and the respective amounts of shares underlying the warrants).
f	Translation to English from Portuguese or Dutch, as applicable, in accordance with Rule 12b-12(d) of the regulations promulgated by the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended (or the Exchange Act).
g	This certification shall not be deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that Section, nor shall it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.
h	Pursuant to applicable securities laws and regulations, registrant is deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and is not subject to liability under any anti-fraud provisions of the federal securities laws as long as registrant has made a good faith attempt to comply with the submission requirements and promptly amends the interactive data files after becoming aware that the interactive data files fails to comply with the submission requirements. These interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act, are deemed not filed for purposes of section 18 of the Exchange Act and otherwise are not subject to liability under these sections.

