Form 10-Q
period 2016-03-31
AMYRIS, INC.
filed 2016-05-10
CIK 1365916

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2016
Common Stock, $0.0001 par value per share	211,173,206

AMYRIS, INC.

QUARTERLY REPORT ON FORM 10-Q

For the Quarterly Period Ended March 31, 2016

PART I

ITEM 1. FINANCIAL STATEMENTS

Amyris, Inc.

Condensed Consolidated Balance Sheets

(In Thousands, Except Shares and Per Share Amounts)

(Unaudited)

	March 31, 2016	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$7,826	$11,992
Restricted cash	243	216
Short-term investments	1,444	1,520
Accounts receivable, net of allowance of $479 and $479, respectively	5,653	4,004
Related party accounts receivable, net of allowance of $584 and $490, respectively	1,250	1,176
Inventories, net	7,586	10,886
Prepaid expenses and other current assets	3,661	4,583
Total current assets	27,663	34,377
Property, plant and equipment, net	61,776	59,797
Restricted cash	957	957
Equity and loans in affiliates	34	68
Other assets	11,115	10,357
Goodwill and intangible assets	560	560
Total assets	$102,105	$106,116
Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable	$7,737	$7,943
Deferred revenue	5,339	6,509
Accrued and other current liabilities	25,909	24,268
Capital lease obligation, current portion	477	523
Debt, current portion	51,715	36,281
Related party debt	3,611	—
Total current liabilities	94,788	75,524
Capital lease obligation, net of current portion	163	176
Long-term debt, net of current portion	56,471	72,854
Related party debt	58,563	42,839
Deferred rent, net of current portion	9,519	9,682
Deferred revenue, net of current portion	4,469	4,469
Derivative liabilities	29,108	51,439
Other liabilities	5,813	7,589
Total liabilities	258,894	264,572
Commitments and contingencies (Note 6)
Stockholders’ deficit:
Preferred stock - $0.0001 par value, 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock - $0.0001 par value, 400,000,000 and 400,000,000 shares authorized as of March 31, 2016 and December 31, 2015, respectively; 207,914,096 and 206,130,282 shares issued and outstanding as of March 31, 2016 and December 31, 2015, respectively	21	21
Additional paid-in capital	938,227	926,216
Accumulated other comprehensive loss	(42,511)	(47,198)
Accumulated deficit	(1,052,412)	(1,037,104)
Total Amyris, Inc. stockholders’ deficit	(156,675)	(158,065)
Noncontrolling interest	(114)	(391)
Total stockholders' deficit	(156,789)	(158,456)
Total liabilities and stockholders' deficit	$102,105	$106,116

See the accompanying notes to the unaudited condensed consolidated financial statements.

Amyris, Inc.

Condensed Consolidated Statements of Operations

(In Thousands, Except Shares and Per Share Amounts)

(Unaudited)

	Three Months Ended March 31,
	2016	2015
Revenues
Renewable product sales	$3,140	$2,095
Grants and collaborations revenue	5,671	5,777
Total revenues	8,811	7,872
Cost and operating expenses
Cost of products sold	11,178	6,643
Research and development	11,906	12,010
Sales, general and administrative	12,266	14,381
Total cost and operating expenses	35,350	33,034
Loss from operations	(26,539)	(25,162)
Other income (expense):
Interest income	57	86
Interest expense	(8,359)	(8,482)
Gain (loss) from change in fair value of derivative instruments	21,678	(17,412)
Loss upon extinguishment of debt	(216)	—
Other expense, net	(1,814)	(369)
Total other income (expense)	11,346	(26,177)
Loss before income taxes and loss from investments in affiliates	(15,193)	(51,339)
Benefit from income taxes	(115)	(115)
Net loss before loss from investments in affiliates	(15,308)	(51,454)
Loss from investments in affiliates	—	(808)
Net loss	(15,308)	(52,262)
Net loss attributable to noncontrolling interest	—	22
Net loss attributable to Amyris, Inc. common stockholders	$(15,308)	$(52,240)
Net loss per share attributable to common stockholders:
Basic	$(0.07)	$(0.66)
Diluted	$(0.12)	$(0.66)
Weighted-average shares of common stock outstanding used in computing net loss per share of common stock:
Basic	207,199,563	79,222,051
Diluted	260,932,085	79,222,051

See the accompanying notes to the unaudited condensed consolidated financial statements.

Amyris, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(In Thousands)

(Unaudited)

	Three Months Ended March 31,
	2016	2015
Comprehensive loss:
Net loss	$(15,308)	$(52,262)
Foreign currency translation adjustment, net of tax	4,687	(11,245)
Total comprehensive loss	(10,621)	(63,507)
Loss attributable to noncontrolling interest	—	22
Foreign currency translation adjustment attributable to noncontrolling interest	—	(267)
Comprehensive loss attributable to Amyris, Inc.	$(10,621)	$(63,752)

See the accompanying notes to the unaudited condensed consolidated financial statements.

Amyris, Inc.

Condensed Consolidated Statements of Stockholders’ Deficit

(In Thousands, Except Shares)

(Unaudited)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Deficit
December 31, 2015	206,130,282	$21	$926,216	$(1,037,104)	$(47,198)	$(391)	$(158,456)
Issuance of common stock upon exercise of stock options, net of restricted stock	134	—	—	—	—	—	0
Issuance of common stock upon conversion of debt	1,595,382	—	2,075	—	—	—	2,075
Issuance of warrants with debt private placement	—	—	3,971	—	—	—	3,971
Shares issued from restricted stock settlement	188,298	—	(48)	—	—	—	(48)
Stock-based compensation	—	—	2,051	—	—	—	2,051
Contribution upon restructuring of Fuels JV	—	—	4,252	—	—	—	4,252
Acquisition of noncontrolling interest	—	—	(290)	—	—	277	(13)
Foreign currency translation adjustment	—	—	—	—	4,687	—	4,687
Net loss	—	—	—	(15,308)	—	—	(15,308)
March 31, 2016	207,914,096	$21	$938,227	$(1,052,412)	$(42,511)	$(114)	$(156,789)

See the accompanying notes to the unaudited condensed consolidated financial statements.

Amyris, Inc.

Condensed Consolidated Statements of Cash Flows

(In Thousands)

(Unaudited)

	Three Months Ended March 31,
	2016	2015
Operating activities
Net loss	$(15,308)	$(52,262)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,869	3,490
Loss on disposal of property, plant and equipment	(37)	26
Stock-based compensation	2,051	2,652
Amortization of debt discount	2,994	3,222
Loss upon extinguishment of debt	216	—
Change in fair value of derivative instruments	(21,678)	17,412
Loss from investments in affiliates	—	808
Loss on foreign currency exchange rates	1,117	—
Changes in assets and liabilities:
Accounts receivable	(1,484)	4,405
Related party accounts receivables	(300)	(196)
Inventories, net	3,870	2,227
Prepaid expenses and other assets	1,288	376
Accounts payable	(810)	382
Accrued and other liabilities	2,924	4,782
Deferred revenue	(1,292)	9,512
Deferred rent	(163)	(112)
Net cash used in operating activities	(23,743)	(3,276)
Investing activities
Purchase of short-term investments	(1,377)	(877)
Maturities of short-term investments	1,627	893
Change in restricted cash	13	—
Purchases of property, plant and equipment, net of disposals	(271)	(1,084)
Net cash used in investing activities	(8)	(1,068)
Financing activities
Employees' taxes paid upon vesting of restricted stock units	(48)	—
Principal payments on capital leases	(160)	(365)
Proceeds from debt issued to related party	20,000	10,850
Principal payments on debt	(729)	(3,167)
Net cash provided by financing activities	19,063	7,318
Effect of exchange rate changes on cash and cash equivalents	522	(1,240)
Net (decrease)/increase in cash and cash equivalents	(4,166)	1,734
Cash and cash equivalents at beginning of period	11,992	42,047
Cash and cash equivalents at end of period	$7,826	$43,781

Amyris, Inc.

Condensed Consolidated Statements of Cash Flows—(Continued)

(In Thousands)

	Three Months Ended March 31,
	2016	2015
Supplemental disclosures of cash flow information:
Cash paid for interest	$990	$1,519
Supplemental disclosures of non-cash investing and financing activities:
Acquisitions of property, plant and equipment under accounts payable, accrued liabilities and notes payable	$(521)	$(233)
Financing of equipment	$100	$80
Financing of insurance premium under notes payable	$(159)	$(23)
Interest capitalized to debt	$1,010	$3,451
Purchase of property, plant and equipment via deposit	$24	$(392)
Non-cash investment in joint venture	$600	$—
Cancellation of debt and accrued interest on disposal of interest in affiliate	$4,252	$—

See the accompanying notes to the unaudited condensed consolidated financial statements.

Amyris, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

1. The Company

Amyris, Inc. (or "the Company") was incorporated in California on July 17, 2003 and reincorporated in Delaware on June 10, 2010 for the purpose of leveraging breakthroughs in bioscience technology to develop and provide renewable compounds for a variety of markets. The Company is currently applying its industrial synthetic biology platform to engineer, manufacture and sell high performance, low cost products into a variety of consumer and industrial markets, including cosmetics, flavors & fragrances (or "F&F"), solvents and cleaners, polymers, lubricants, healthcare products and fuels, and it is seeking to apply its technology to the development of pharmaceutical products. The Company's first commercialization efforts have been focused on a renewable hydrocarbon molecule called farnesene (Biofene®), which forms the basis for a wide range of products including emollients, flavors and fragrance oils and diesel fuel. While the Company's platform is able to use a wide variety of feedstocks, the Company has focused on Brazilian sugarcane because of its abundance, low cost and relative price stability. The Company has established two principal operating subsidiaries, Amyris Brasil Ltda. (formerly Amyris Brasil S.A., or Amyris Brasil) for production in Brazil, and Amyris Fuels, LLC (or "Amyris Fuels").

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

Liquidity

The Company expects to fund its operations for the foreseeable future with cash and investments currently on hand, cash inflows from collaborations and grants, cash contributions from product sales, and proceeds from new debt and equity financings. The Company's planned 2016 and 2017 working capital needs and its planned operating and capital expenditures are dependent on significant inflows of cash from new and existing collaboration partners and from cash generated from renewable product sales, and will also require additional funding from debt or equity financings.

The Company has incurred significant operating losses since its inception and believes that it will continue to incur losses and negative cash flow from operations into at least 2017. As of March 31, 2016, the Company had negative working capital of $67.1 million, an accumulated deficit of $1,052.4 million, and cash, cash equivalents and short term investments of $9.3 million. The Company needs to raise additional financing as early as the second quarter of 2016 to support its liquidity needs. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. If the Company is unable to continue as a going concern, it may be unable to meet its obligations under its existing debt facilities, which could result in an acceleration of its obligation to repay all amounts outstanding under those facilities, and it may be forced to liquidate its assets.

As of March 31, 2016, the Company's debt, net of discount and issuance costs of $52.4 million, totaled $170.4 million, of which $55.3 million is classified as current. In addition to upcoming debt maturities, the Company's debt service obligations over the next twelve months are significant, including $21.4 million of anticipated cash interest payments. The Company's debt agreements contain various covenants, including certain restrictions on the Company's business that could cause the Company to be at risk of defaults, such as the requirement to maintain unrestricted, unencumbered cash in defined U.S. bank accounts an amount equal to at least 50% of the principal amount outstanding under its loan facility with Hercules Technology Growth Capital, Inc (or “Hercules”). A failure to comply with the covenants and other provisions of the Company’s debt instruments, including any failure to make a payment when required would generally result in events of default under such instruments, which could permit acceleration of such indebtedness. If such indebtedness is accelerated, it would generally also constitute an event of default under the Company’s other outstanding indebtedness, permitting acceleration of such other outstanding indebtedness. Any required repayment of such indebtedness as a result of acceleration or otherwise would lower current cash on hand such that the Company would not have those funds available for use in its business or for payment of other outstanding indebtedness. Please refer to Note 5, “Debt” and Note 6, “Commitments and Contingencies” for further details regarding the Company's debt service obligations and commitments. The Company also has significant outstanding debt and contractual obligations related to capital and operating leases, as well as purchase commitments. In addition, refer to Note 18, “Subsequent Events” for further details regarding the Company’s compliance with covenants in its loan facility with Hercules.

In addition to the need for financing described above, the Company may take the following actions to support its liquidity needs through the remainder of 2016 and into 2017:

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying interim condensed consolidated financial statements have been prepared in accordance with the accounting principles generally accepted in the United States of America (or “GAAP”) and with the instructions for Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and notes required for complete financial statements. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Form 10-K for the fiscal year ended December 31, 2015 as filed with the Securities and Exchange Commission (or the “SEC”) on March 31, 2016. The unaudited condensed consolidated financial statements include the accounts of the Company and its consolidated subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

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

Unaudited Interim Financial Information

The accompanying interim condensed consolidated financial statements and related disclosures are unaudited, have been prepared on the same basis as the annual consolidated financial statements, except for the impact of adoption of certain accounting standards as described below, and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for a fair statement of the results of operations for the periods presented. In the quarter ended March 31, 2016 the Company adopted Accounting Standards Update (“ASU”) No. 2015-01, Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items, ASU No. 2015-02, Consolidation (Topic 810), ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, ASU 2015-05, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40) and ASU No. 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements. Refer to Note 5. "Debt" for the impact of adoption of ASU No. 2015-03 on the Company's condensed consolidated financial statements. None of the other ASU’s adopted had a material impact on the Company’s condensed consolidated financial statements.

The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. The condensed consolidated results of operations for any interim period are not necessarily indicative of the results to be expected for the full year or for any other future year or interim period.

Recent Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board (or “FASB”) issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. This ASU identifies areas for simplification involving several aspects of accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, an option to recognize gross stock compensation expense with actual forfeitures recognized as they occur, as well as certain classifications on the statement of cash flows. This ASU will be effective for fiscal years beginning after December 15, 2016, and interim periods within those annual periods. The Company is currently assessing the potential impact of this ASU on its consolidated financial statements. Early adoption is permitted. The Company is currently assessing the potential impact of this ASU on its consolidated financial statements. Early adoption is permitted.

In March 2016, the FASB issued ASU No. 2016-06, Contingent Put and Call Options in Debt Instruments. The amendments in this ASU clarify the requirements for assessing whether contingent call (put) options that can accelerate the payment of principal on debt instruments are clearly and closely related to their debt hosts. An entity performing the assessment under the amendments in this ASU is required to assess the embedded call (put) options solely in accordance with the four-step decision sequence. The ASU is effective for financial statements issued for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. Early adoption is permitted. The Company is currently assessing the potential impact of this ASU on its financial statements.

In February 2016, the FASB issued Accounting Standards Update (or “ASU”) 2016-02-Leases with fundamental changes to how entities account for leases. Lessees will need to recognize a right-of-use asset and a lease liability for virtually all of their leases (other than leases that meet the definition of a short-term lease). The liability will be equal to the present value of lease payments. The asset will be based on the liability, subject to adjustment, such as for initial direct costs. Additional disclosures for leases will also be required. The standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted. The new standard must be adopted using a modified retrospective transition, and provides for certain practical expedients. The new standard may materially impact the Company’s financial statements.

In January 2016, the FASB issued ASU 2016-01 Financial Instruments-Overall, which address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. The amendments in this Update are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Earlier application is permitted under specific circumstances. The Company expects the new standard to impact the extent of its disclosures of financial instruments, particularly in relation to fair value disclosures, but otherwise does not expect a significant impact from the new standard.

In July 2015, the FASB issued ASU 2015-11, Simplifying the Measurement of Inventory, which requires that inventory within the scope of the guidance be measured at the lower of cost and net realizable value. The new standard is being issued as part of the simplification initiative. Prior to the issuance of the standard, inventory was measured at the lower of cost or market (where market was defined as replacement cost, with a ceiling of net realizable value and floor of net realizable value less a normal profit margin). The new guidance will be effective for fiscal years beginning after December 15, 2016, including interim periods within those years. Prospective application is required and early adoption is permitted. The Company is currently assessing the impact of adopting this new accounting standard on its financial statements.

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

In May 2014, the FASB issued new guidance related to revenue recognition. In March, April and May 2016, the FASB issued additional amendments to the new revenue guidance relating to reporting revenue on a gross versus net basis, identifying performance obligations, licensing arrangements, collectability, noncash consideration, presentation of sales tax, and transition. This new standard will replace all current GAAP guidance on this topic and eliminate all industry-specific guidance. The new revenue recognition update guidance provides a unified model to determine how revenue is recognized. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. On July 9, 2015, the FASB voted to defer the effective date by one year to December 15, 2017 for interim and annual reporting periods beginning after that date and permitted early adoption of the standard, but not before the original effective date of December 15, 2016. Therefore, the new standard will be effective commencing with our quarter ending March 31, 2018. The Company is currently assessing the potential impact of this new standard on its consolidated financial statements.

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

There were no transfers between the levels, and as of March 31, 2016, the Company’s financial assets and financial liabilities at fair value were classified within the fair value hierarchy as follows (in thousands):

	Level 1	Level 2	Level 3	Balance as of March 31, 2016
Financial Assets
Money market funds	$57	$—	$—	$57
Certificates of deposit	1,444	—	—	1,444
Total financial assets	$1,501	$—	$—	$1,501
Financial Liabilities
Loans payable (1)	$—	$29,113	$—	$29,113
Credit facilities (1)	—	28,636	—	28,636
Convertible notes (1)	—	—	94,738	94,738
Compound embedded derivative liabilities	—	—	24,822	24,822
Currency interest rate swap derivative liability	—	4,286	—	4,286
Total financial liabilities	$—	$62,035	$119,560	$181,595

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

As of December 31, 2015, the Company’s financial assets and financial liabilities are presented below at fair value and were classified within the fair value hierarchy as follows (in thousands):

	Level 1	Level 2	Level 3	Balance as of December 31, 2015
Financial Assets
Money market funds	$2,078	$—	$—	$2,078
Certificates of deposit	1,520	—	—	1,520
Total financial assets	$3,598	$—	$—	$3,598
Financial Liabilities
Loans payable (1)	$—	$9,541	$—	$9,541
Credit facilities (1)	—	34,893	—	34,893
Convertible notes (1)	—	—	96,291	96,291
Compound embedded derivative liabilities	—	—	46,430	46,430
Currency interest rate swap derivative liability	—	5,009	—	5,009
Total financial liabilities	$—	$49,443	$142,721	$192,164

_______

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

The following table provides a reconciliation of the beginning and ending balances for the convertible notes disclosed at fair value using significant unobservable inputs (Level 3) (in thousands):

2016
Balance at January 1	$96,291
Conversion/extinguishment of convertible notes	(835)
Change in fair value of convertible notes	(718)
Balance at March 31	$94,738

Derivative Instruments

The following table provides a reconciliation of the beginning and ending balances for the compound embedded derivative liabilities measured at fair value using significant unobservable inputs (Level 3) (in thousands):

2016
Balance at January 1	$46,430
Derecognition on conversion/extinguishment	(775)
Gain from change in fair value of derivative liabilities	(20,833)
Balance at March 31	$24,822

The compound embedded derivative liabilities represent the fair value of the equity conversion options and "make-whole" provisions, as well as the down round conversion price adjustment or conversion rate adjustment provisions of the R&D Notes, the Tranche I Notes, the Tranche II Notes, the 2014 144A Notes and the 2015 144A Notes (see Note 5, "Debt"). There is no current observable market for these types of derivatives and, as such, the Company determined the fair value of the embedded derivatives using a Monte Carlo simulation valuation model for the R&D Notes and the binomial lattice model for the Tranche I Notes, the Tranche II Notes, the 2014 144A Notes and the 2015 144A Notes (collectively, "the Convertible Notes"). A Monte Carlo simulation valuation model combines expected cash outflows with market-based assumptions regarding risk-adjusted yields, stock price volatility, probability of a change of control and the trading information of the Company's common stock into which the notes are or may be convertible. A binomial lattice model generates two probable outcomes - one up and another down - arising at each point in time, starting from the date of valuation until the maturity date. A lattice model was used to determine if the Convertible Notes would be converted, called or held at each decision point. Within the lattice model, the following assumptions are made: (i) the Convertible Notes will be converted early if the conversion value is greater than the holding value and (ii) the Convertible Notes will be called if the holding value is greater than both (a) redemption price and (b) the conversion value at the time. If the Convertible Notes are called, then the holder will maximize their value by finding the optimal decision between (1) redeeming at the redemption price and (2) converting the Convertible Notes. Using this lattice method, the Company valued the embedded derivatives using the "with-and-without method", where the fair value of the Convertible Notes including the embedded derivative is defined as the "with", and the fair value of the Convertible Notes excluding the embedded derivatives is defined as the "without". This method estimates the fair value of the embedded derivatives by looking at the difference in the values between the Convertible Notes with the embedded derivatives and the fair value of the Convertible Notes without the embedded derivatives. The lattice model uses the stock price, conversion price, maturity date, risk-free interest rate, estimated stock volatility and estimated credit spread. The Company marks the compound embedded derivatives to market due to the conversion price not being indexed to the Company's own stock. As of March 31, 2016 and December 31, 2015, included in "Derivative Liabilities" on the condensed consolidated balance sheet are the Company's compound embedded derivative liabilities of $24.8 million and $46.4 million, respectively.

The market-based assumptions and estimates used in valuing the compound embedded derivative liabilities include amounts in the following ranges/amounts:

	March 31, 2016			March 31, 2015
Risk-free interest rate	0.80%	-	0.89%	0.53%	-	1.18%
Risk-adjusted yields	35.00%	-	45.13%	21.30%	-	24.40%
Stock-price volatility		45%			45%
Probability of change in control		5%			5%
Stock price		$1.11			$2.40
Credit spread	34.16%	-	44.25%	20.20%	-	23.22%
Estimated conversion dates	2016	-	2019	2015	-	2019

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

In June 2012, the Company entered into a loan agreement with Banco Pine S.A. (or "Banco Pine") under which Banco Pine provided the Company with a loan (or the "Banco Pine Bridge Loan") (see Note 5, "Debt"). At the time of the Banco Pine Bridge Loan, the Company also entered into a currency interest rate swap arrangement with Banco Pine with respect to the repayment of R$22.0 million (approximately US$6.2 million based on the exchange rate as of March 31, 2016) of the Banco Pine Bridge Loan. The swap arrangement exchanges the principal and interest payments under the Banco Pine Bridge Loan for alternative principal and interest payments that are subject to adjustment based on fluctuations in the foreign exchange rate between the U.S. dollar and Brazilian real. The swap has a fixed interest rate of 3.94%. Changes in the fair value of the swap are recognized in “Gain (loss) from change in fair value of derivative instruments" in the condensed consolidated statements of operations are as follows (in thousands):

	Income Statement Classification	Three Months Ended March 31,
Type of Derivative Contract		2016	2015
Currency interest rate swap	Gain (loss) from change in fair value of derivative instruments	$845	$(1,715)

Derivative instruments measured at fair value as of March 31, 2016 and December 31, 2015, and their classification on the condensed consolidated balance sheets are as follows (in thousands):

	March 31, 2016	December 31, 2015
Fair market value of compound embedded derivative liabilities	$24,822	$46,430
Fair value of swap obligations	4,286	5,009
Total derivative liabilities	$29,108	$51,439

4. Balance Sheet Components

Inventories, net

Inventories, net are stated at the lower of cost or market and comprise of the following (in thousands):

	March 31, 2016	December 31, 2015
Raw materials	$2,532	$2,204
Work-in-process	210	3,583
Finished goods	4,844	5,099
Inventories, net	$7,586	$10,886

Property, Plant and Equipment, net

Property, plant and equipment, net is comprised of the following (in thousands):

	March 31, 2016	December 31, 2015
Machinery and equipment	$76,978	$72,876
Leasehold improvements	38,657	38,519
Computers and software	9,249	9,117
Buildings	4,303	3,922
Furniture and office equipment	2,282	2,234
Vehicles	231	215
Construction in progress	7,542	5,736
	139,242	132,619
Less: accumulated depreciation and amortization	(77,466)	(72,822)
Property, plant and equipment, net	$61,776	$59,797

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

Property, plant and equipment, net includes $1.1 million and $2.7 million of machinery and equipment under capital leases as of March 31, 2016 and December 31, 2015, respectively. Accumulated amortization of assets under capital leases totaled $0.1 million and $0.5 million as of March 31, 2016 and December 31, 2015, respectively.

Depreciation and amortization expense, including amortization of assets under capital leases was $2.9 million and $3.5 million for the three months ended March 31, 2016 and 2015, respectively.

Other Assets (non-current)

Other assets are comprised of the following (in thousands):

	March 31, 2016	December 31, 2015
Recoverable taxes from Brazilian government entities	$9,532	$8,887
Deposits on property and equipment, including taxes	267	243
Other	1,316	1,227
Total other assets	$11,115	$10,357

Accrued and Other Current Liabilities

Accrued and other current liabilities are comprised of the following (in thousands):

	March 31, 2016	December 31, 2015
Withholding tax related to conversion of related party notes	$4,723	$4,723
Professional services	4,424	4,017
SMA relocation accrual	3,995	3,641
Accrued interest	3,949	1,984
Tax-related liabilities	2,393	2,505
Accrued vacation	2,062	2,023
Payroll and related expenses	1,955	3,122
Deferred rent, current portion	1,111	1,111
Contractual obligations to contract manufacturers	546	—
Other	751	1,142
Total accrued and other current liabilities	$25,909	$24,268

5. Debt

Debt is comprised of the following (in thousands):

	March 31, 2016	December 31, 2015
Hercules loan facility	$31,684	$31,590
BNDES credit facility	1,878	1,956
FINEP credit facility	850	840
Total credit facilities	34,412	34,386
Convertible notes	63,453	61,233
Related party convertible notes	42,160	42,749
Related party loan payable	16,315	—
Loans payable	14,020	13,606
Total debt	170,360	151,974
Less: current portion	(55,326)	(36,281)
Long-term debt	$115,034	$115,693

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

In June 2014, the Company and Hercules entered into a first amendment (or the “First Hercules Amendment”) of the Hercules Loan Facility. Pursuant to the First Hercules Amendment, the parties agreed to adjust the term loan maturity date from May 31, 2015 to February 1, 2017 and remove (i) a requirement for the Company to pay a forbearance fee of $10.0 million in the event certain covenants were not satisfied, (ii) a covenant that the Company maintain positive cash flow commencing with the fiscal quarter beginning October 1, 2014, (iii) a covenant that, beginning with the fiscal quarter beginning July 1, 2014, the Company and its subsidiaries achieve certain projected cash product revenues and projected cash product gross profits, and (iv) an obligation for the Company to file a registration statement on Form S-3 with the SEC by no later than June 30, 2014 and complete an equity financing of more than $50.0 million by no later than September 30, 2014. The Company further agreed to include a new covenant requiring the Company to maintain unrestricted, unencumbered cash in defined U.S. bank accounts an amount equal to at least 50% of the principal amount then outstanding under the Hercules Loan Facility and borrow an additional $5.0 million. The additional $5.0 million borrowing was completed in June 2014, and accrues interest at a rate per annum equal to the greater of either the prime rate reported in the Wall Street Journal plus 5.25% or 8.5%. The Hercules Loan Facility is secured by liens on the Company's assets, including on certain Company intellectual property. The Hercules Loan Facility includes customary events of default, including failure to pay amounts due, breaches of covenants and warranties, material adverse effect events, certain cross defaults and judgments, and insolvency. If an event of default occurs, Hercules may require immediate repayment of all amounts due.

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

In November 2015, the Company and Hercules entered into a third amendment (or the “Third Hercules Amendment”) of the Hercules Loan Facility. Pursuant to the Third Hercules Amendment, the Company borrowed $10,960,000 (or the “Third Hercules Amendment Borrowed Amount”) from Hercules on November 30, 2015. As of December 1, 2015, after the funding of the Third Hercules Amendment Borrowed Amount (and including repayment of $9.1 million of principal that had occurred prior to the Third Hercules Amendment), the aggregate principal amount outstanding under the Loan Facility was approximately $31.7 million. The Third Hercules Amendment Borrowed Amount accrues interest at a rate per annum equal to the greater of (i) 9.5% and (ii) the prime rate reported in the Wall Street Journal plus 6.25%, and, like the previous loans under the Hercules Loan Facility, has a maturity date of February 1, 2017. Upon the earlier of the maturity date, prepayment in full or such obligations otherwise becoming due and payable, in addition to repaying the outstanding Third Hercules Amendment Borrowed Amount (and all amounts owed under the Original Hercules Agreement, as amended), the Company is also required to pay Hercules an end-of-term charge of $767,200. Pursuant to the Third Hercules Amendment, the Company also paid Hercules fees of $1.0 million, $750,000 of which was owed in connection with the expired $15.0 million facility under the Second Hercules Amendment and $250,000 of which was related to the Third Hercules Amendment Borrowed Amount. Under the Third Hercules Amendment, the parties agreed that the Company would, commencing on December 1, 2015, be required to pay only the interest accruing on all outstanding loans under the Loan Facility until February 29, 2016. Commencing on March 1, 2016, the Company would be required to begin repaying principal of all loans under the Loan Facility, in addition to the applicable interest. However, pursuant to the Third Hercules Amendment, the Company could, by achieving certain cash inflow targets in 2016, extend the interest-only period to December 1, 2016. If the achievement of those targets occurs after March 1, 2016, the Company could, after commencing the repayment of principal, revert to interest-only payments once the applicable target is achieved. Upon the issuance by the Company of $20.0 million of unsecured promissory notes and warrants in a private placement in February 2016 for aggregate cash proceeds of $20.0 million, the Company satisfied the conditions for extending the interest-only period to May 31, 2016. The Third Hercules Amendment Borrowed Amount is secured by the same liens provided for in the Original Hercules Agreement and the First Amendment, including a lien on certain Company intellectual property, and the preexisting covenants under the Loan Facility apply to the Loan Facility as amended.

As of March 31, 2016, $31.7 million was outstanding under the Hercules Loan Facility, net of discount and issuance costs of $0.3 million. The Hercules Loan Facility requires the Company to maintain unrestricted, unencumbered cash in defined U.S. bank accounts in an amount equal to at least 50% of the principal amount outstanding under such facility. Refer to Note 18, “Subsequent Events” for further details regarding the Company’s compliance with such covenant.

BNDES Credit Facility

In December 2011, the Company entered into a credit facility with the Brazilian Development Bank (or “BNDES” and such credit facility is the “BNDES Credit Facility”) in the amount of R$22.4 million (approximately US$6.3 million based on the exchange rate as of March 31, 2016). This BNDES Credit Facility was extended as project financing for a production site in Brazil. The credit line was divided into an initial tranche of up to approximately R$19.1 million and an additional tranche of approximately R$3.3 million that would become available upon delivery of additional guarantees. The credit line was cancelled in 2013.

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

The BNDES Credit Facility is collateralized by a first priority security interest in certain of the Company's equipment and other tangible assets totaling R$24.9 million (approximately $7.0 million based on the exchange rate as of March 31, 2016). The Company is a parent guarantor for the payment of the outstanding balance under the BNDES Credit Facility. Additionally, the Company was required to provide a bank guarantee equal to 10% of the total approved amount (R$22.4 million in total debt) available under the BNDES Credit Facility. For advances of the second tranche (above R$19.1 million), the Company is required to provide additional bank guarantees equal to 90% of each such advance, plus additional Company guarantees equal to at least 130% of such advance. The BNDES Credit Facility contains customary events of default, including payment failures, failure to satisfy other obligations under this credit facility or related documents, defaults in respect of other indebtedness, bankruptcy, insolvency and inability to pay debts when due, material judgments, and changes in control of Amyris Brasil. If any event of default occurs, BNDES may terminate its commitments and declare immediately due all borrowings under the facility. As of March 31, 2016 and December 31, 2015, the Company had R$6.7 million (approximately US$1.9 million based on the exchange rate as of March 31, 2016) and R$7.6 million (approximately US$1.9 million based on the exchange rate as of December 31, 2015), respectively, in outstanding advances under the BNDES Credit Facility.

FINEP Credit Facility

In November 2010, the Company entered into a credit facility with Financiadora de Estudos e Projetos (or the “FINEP Credit Facility”). The FINEP Credit Facility was extended to partially fund expenses related to the Company’s research and development project on sugarcane-based biodiesel (or the “FINEP Project”) and provided for loans of up to an aggregate principal amount of R$6.4 million (approximately US$1.8 million based on the exchange rate as of March 31, 2016), which is secured by a chattel mortgage on certain equipment of Amyris Brasil as well as by bank letters of guarantee. All available credit under this facility is fully drawn.

Interest on loans drawn under the FINEP Credit Facility is fixed at 5% per annum. In case of default under or non-compliance with the terms of the agreement, the interest on loans will be dependent on the long-term interest rate as published by the Central Bank of Brazil (such rate, the “TJLP”). If the TJLP at the time of default is greater than 6%, then the interest will be 5% plus a TJLP adjustment factor, otherwise the interest will be 11% per annum. In addition, a fine of up to 10% shall apply to the amount of any obligation in default. Interest on late balances will be 1% per month, levied on the overdue amount. Payment of the outstanding loan balance is being made in 81 monthly installments, which commenced in July 2012 and extends through March 2019. Interest on loans drawn and other charges are paid on a monthly basis and commenced in March 2011. As of March 31, 2016 and December 31, 2015, the total outstanding loan balance under this credit facility was R$3.0 million (approximately US$0.8 million based on the exchange rate as of March 31, 2016) and R$3.4 million (approximately US$0.9 million based on exchange rate as of December 31, 2015), respectively.

Convertible Notes

Fidelity

In February 2012, the Company completed the sale of senior unsecured convertible promissory notes in an aggregate principal amount of $25.0 million pursuant to a securities purchase agreement, between the Company and certain investment funds affiliated with FMR LLC (or the "Fidelity Securities Purchase Agreement"). The offering consisted of the sale of 3% senior unsecured convertible promissory notes with a March 1, 2017 maturity date and an initial conversion price equal to $7.0682 per share of the Company's common stock, subject to proportional adjustment for adjustments to outstanding common stock and anti-dilution provisions in case of dividends and distributions (or the "Fidelity Notes"). As of March 31, 2016, the Fidelity Notes were convertible into an aggregate of up to 3,536,968 shares of the Company's common stock. The holders of the Fidelity Notes have a right to require repayment of 101% of the principal amount of the Fidelity Notes in an acquisition of the Company, and the Fidelity Notes provide for payment of unpaid interest on conversion following such an acquisition if the note holders do not require such repayment. The Fidelity Securities Purchase Agreement and Fidelity Notes include covenants regarding payment of interest, maintaining the Company's listing status, limitations on debt, maintenance of corporate existence, and timely filing of SEC reports. The Fidelity Notes include standard events of default resulting in acceleration of indebtedness, including failure to pay, bankruptcy and insolvency, cross-defaults and breaches of the covenants in the Fidelity Securities Purchase Agreement and Fidelity Notes, with default interest rates and associated cure periods applicable to the covenant regarding SEC reporting. Furthermore, the Fidelity Notes include restrictions on the amount of debt the Company is permitted to incur. With exceptions for certain existing debt, refinancing of such debt and certain other exclusions and waivers, the Fidelity Notes provide that the Company's total outstanding debt at any time cannot exceed the greater of $200.0 million or 50% of its consolidated total assets and its secured debt cannot exceed the greater of $125.0 million or 30% of its consolidated total assets. In connection with the Company’s closing of a short-term bridge loan for $35.0 million in October 2013, holders of the Fidelity Notes waived compliance with the debt limitations outlined above as to the $35.0 million bridge loan (or the “Temasek Bridge Note”) and the August 2013 Financing (defined below). In consideration for such waiver, the Company granted to holders of the Fidelity Notes or their affiliates, the right to purchase up to an aggregate of $7.6 million worth of convertible promissory notes in the first tranche of the August 2013 Financing.

Pursuant to a Securities Purchase Agreement among the Company, Maxwell (Mauritius) Pte Ltd (or “Temasek”) and Total, dated as of August 8, 2013 (or the “August 2013 SPA”), as amended in October 2013 to include certain entities affiliated with FMR LLC (or the “Fidelity Entities”) the Company sold and issued certain senior convertible notes (or the “Tranche I Notes”) pursuant to a financing (or the “August 2013 Financing”) exempt from registration under the Securities Act of 1933, as amended (or the “Securities Act”) with an aggregate principal amount of $7.6 million of Tranche I Notes sold to the Fidelity Entities. See "Related Party Convertible Notes" in Note 5, "Debt."

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

2015 Rule 144A Convertible Note Offering

In October 2015, the Company entered into a purchase agreement with certain qualified institutional buyers relating to the sale of $57.6 million aggregate principal amount of its 9.50% Convertible Senior Notes due 2019 (or the “2015 144A Notes”) to the purchasers in a private placement (or the “2015 144A Offering”). The Notes were issued pursuant to an Indenture, dated as of October 20, 2015 (or the “2015 Indenture”), between the Company and Wells Fargo Bank, National Association, as trustee. The net proceeds from the offering of the 2015 144A Notes were approximately $54.4 million after payment of the estimated offering expenses and placement agent fees. The Company used approximately $18.3 million of the net proceeds to repurchase $22.9 million aggregate principal amount of outstanding 2014 144A Notes and approximately $8.8 million to repurchase $9.7 million aggregate principal amount of outstanding Fidelity Notes, in each case held by purchasers of the 2015 144A Notes. The 2015 144A Notes bear interest at a rate of 9.50% per year, payable semiannually in arrears on April 15 and October 15 of each year, beginning April 15, 2016. Interest may be payable, at the Company’s option, entirely in cash or entirely in common stock. The 2015 144A Notes will mature on April 15, 2019 unless earlier converted or repurchased.

The 2015 144A Notes are convertible into shares of the Company's common stock at any time prior to the close of business on April 15, 2019. The 2015 144A Notes have an initial conversion rate of 443.6557 shares of Common Stock per $1,000 principal amount of 2015 144A Notes (subject to adjustment in certain circumstances). This represents an initial effective conversion price of approximately $2.25 per share of common stock. Following the issuance by the Company of warrants to purchase common stock in a private placement transaction in February 2016, as described below, the conversion rate of the 2015 144A Notes was adjusted to 445.2552 shares of Common Stock per $1,000 principal amount of 2015 144A Notes. For any conversion on or after November 27, 2015, in addition to the shares deliverable upon conversion, noteholders will be entitled to receive a payment equal to the present value of the remaining scheduled payments of interest that would have been made on the 2015 144A Notes being converted from the conversion date to the earlier of the date that is three years after the date the Company receives such notice of conversion and maturity (April 15, 2019), which will be computed using a discount rate of 0.75%. The Company may make such payment (the “Early Conversion Payment”) either in cash or in common stock, at its election, provided that it may only make such payment in common stock if such common stock is not subject to restrictions on transfer under the Securities Act by persons other than the Company’s affiliates. If the Company elects to pay an Early Conversion Payment in common stock, then the stock will be valued at 92.5% of the simple average of the daily volume-weighted average price per share for the 10 trading days ending on and including the trading day immediately preceding the conversion date. In the event of a fundamental change, as defined in the 2015 Indenture, holders of the 2015 144A Notes may require the Company to purchase all or a portion of the 2015 144A Notes at a price equal to 100% of the principal amount of the 2015 144A Notes, plus any accrued and unpaid interest to, but excluding, the fundamental change repurchase date. In addition, holders of the 2015 144A Notes who convert their 2015 144A Notes in connection with a make-whole fundamental change will, under certain circumstances, be entitled to an increase in the conversion rate. The issuance of shares of common stock upon conversion of the 2015 144A Notes, upon the Company’s election to pay interest on the 2015 144A Notes in shares of common stock and upon the Company’s election to pay the Early Conversion Payment in shares of common stock in an aggregate amount in excess of 38,415,626 shares of the Company’s common stock is subject to stockholder approval, which the Company intends to solicit at its 2016 annual meeting of stockholders.

Related Party Convertible Notes

Total R&D Convertible Notes

In July 2012 and December 2013, the Company entered into a series of agreements (or the "Total Fuel Agreements") with Total Energies Nouvelles Activités USA (formerly known as Total Gas & Power USA, SAS, and referred to as “Total”) that expanded Total's investment in the Biofene collaboration with the Company, provided a new structure for a joint venture (or the "Fuels JV") to commercialize the products encompassed by the diesel and jet fuel research and development program (or the "Program"), and established a convertible debt structure for the collaboration funding from Total.

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

The conversion prices of the Unsecured R&D Notes were subject to adjustment for proportional adjustments to outstanding common stock and under anti-dilution provisions in case of certain dividends and distributions. Total had a right to require repayment of 101% of the principal amount of the Unsecured R&D Notes in the event of a change of control of the Company and the Unsecured R&D Notes provided for payment of unpaid interest on conversion following such a change of control if Total did not require such repayment. The Total Purchase Agreement and Unsecured R&D Notes included covenants regarding payment of interest, maintenance of the Company's listing status, limitations on debt, maintenance of corporate existence, and filing of SEC reports. The Unsecured R&D Notes include standard events of default resulting in acceleration of indebtedness, including failure to pay, bankruptcy and insolvency, cross-defaults, and breaches of the covenants in the Total Purchase Agreement and Unsecured R&D Notes, with added default interest rates and associated cure periods applicable to the covenant regarding SEC reporting. Furthermore, the Unsecured R&D Notes included restrictions on the amount of debt the Company is permitted to incur. With exceptions for certain existing debt, refinancing of such debt and certain other exclusions and waivers, the Unsecured R&D Notes provided that the Company's total outstanding debt at any time could not exceed the greater of $200.0 million or 50% of its consolidated total assets and its secured debt could not exceed the greater of $125.0 million or 30% of its consolidated total assets. In connection with the Company’s closing of the Temasek Bridge Note for $35.0 million and the August 2013, Financing and in connection with the 2014 144A Offering, the 2015 144A Offering and the February 2016 Private Placement (as described below), Total waived compliance with the debt limitations outlined above as to the Temasek Bridge Note, the August 2013 Financing, the 2014 144A Offering, the 2015 144A Offering and the February 2016 Private Placement.

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

In March 2016, in connection with the restructuring of the Fuels JV (see Note 7, "Joint Ventures and Noncontrolling Interest"), the Company sold to Total one half of the Company’s ownership stake in the Fuels JV (giving Total an aggregate ownership stake of 75% of the Fuels JV and giving the Company an aggregate ownership stake of 25% of the Fuels JV) in exchange for Total cancelling (i) approximately $1.3 million of R&D Notes, plus all paid-in-kind and accrued interest under all outstanding R&D Notes ($2.8 million, including all such interest that was outstanding as of July 29, 2015) and (ii) a note in the principal amount of Euro 50,000, plus accrued interest, issued to Total in connection with the original capitalization of the Fuels JV. To satisfy its purchase obligation above, Total surrendered to the Company the remaining R&D Note of approximately $5.0 million in principal amount, and the Company executed and delivered to Total a new, senior convertible note, containing substantially similar terms and conditions to the R&D Notes other than it is unsecured and its payment terms are severed from the Fuel JV’s business performance, in the principal amount of $3.7 million as of March 31, 2016. The disposal of the 25% ownership stake in the Fuels JV resulted in a gain to the Company of $4.2 million, which was recognized as a capital contribution from Total within equity.s

As of March 31, 2016 and December 31, 2015, $3.7 million and $5.0 million, respectively, of R&D Notes were outstanding, net of debt discount of $0.0 million and $0.0 million, respectively.

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

In October 2013, the Company amended the August 2013 SPA to include Fidelity Entities in the first tranche of the August 2013 Financing with an investment amount of $7.6 million, and to proportionally increase the amount acquired by exchange and cancellation of outstanding R&D Notes held by Total in connection with its exercise of pro rata rights up to $14.6 million ($9.2 million in the first tranche and up to $5.4 million in the second tranche). Also in October 2013, the Company completed the closing of the first tranche of the August 2013 Financing, issuing a total of $51.8 million in Tranche I Notes for cash proceeds of $7.6 million and cancellation of outstanding convertible promissory notes of $44.2 million, of which $35.0 million resulted from cancellation of the Temasek Bridge Note and the remaining $9.2 million from the exchange and cancellation of an outstanding Total Note. As a result of the exchange and cancellation of the $35.0 million Temasek Bridge Note and the $9.2 million Total Note for the Tranche I Notes, the Company recorded a loss from extinguishment of debt of $19.9 million. The Tranche I Notes are due sixty months from the date of issuance and will be convertible into the Company’s common stock at a conversion price equal to $2.44, which represents a 15% discount to a trailing 60-day weighted-average closing price of the common stock on The NASDAQ Stock Market (or “NASDAQ”) through August 7, 2013, subject to certain adjustments. The Tranche I Notes are convertible at the option of the holder: (i) at any time after 18 months from the date of the August 2013 SPA, (ii) on a change of control of the Company and (iii) upon the occurrence of an event of default. The conversion price of the Tranche I Notes will be reduced to $2.15 if (a) (i) a specified Company manufacturing plant failed to achieve a total production of 1.0 million liters within a run period of 45 days prior to June 30, 2014, or (ii) the Company fails to achieve gross margins from product sales of at least 5% prior to June 30, 2014, or (b) the Company reduces the conversion price of certain existing promissory notes held by Total prior to the repayment or conversion of the Tranche I Notes. In 2013, the Company achieved a total production of 1.0 million liters within a run period of 45 days in satisfaction of clause (a)(i) of the preceding sentence and the Company achieved clause (a)(ii) by achieving 8% gross margins from product sales prior to June 30, 2014. Each Tranche I Note accrues interest from the date of issuance until the earlier of the date that such Tranche I Note is converted into the Company’s common stock or is repaid in full. Interest accrues at a rate of 5% per six months, compounded semiannually (with graduated interest rates of 6.5% applicable to the first 180 days and 8% applicable thereafter as the sole remedy should the Company fail to maintain NASDAQ listing status or at 6.5% for all other defaults). Interest for the first 30 months is payable in kind and added to the principal every six-months and thereafter, the Company may continue to pay interest in kind by adding to the principal every six-months or may elect to pay interest in cash. The Tranche I Notes may be prepaid by the Company after 30 months from the issuance date and initial interest payment; thereafter the Company has the option to prepay the Tranche I Notes every six months at the date of payment of the semi-annual coupon.

In January 2014, the Company sold and issued, for face value, approximately $34.0 million of convertible promissory notes in the second tranche of the August 2013 Financing (or the “Tranche II Notes”). At the closing, Temasek purchased $25.0 million of the Tranche II Notes and funds affiliated with Wolverine Asset Management, LLC purchased $3.0 million of the Tranche II Notes, each for cash. Total purchased approximately $6.0 million of the Tranche II Notes through cancellation of the same amount of principal of previously outstanding R&D Notes held by Total. As a result of the exchange and cancellation of the $6.0 million Total Note for the Tranche II Notes, the Company recorded a loss from extinguishment of debt of $9.4 million. The Tranche II Notes will be due sixty months from the date of issuance and will be convertible into shares of common stock at a conversion price equal to $2.87 per share, which represents a trailing 60-day weighted-average closing price of the common stock on NASDAQ through August 7, 2013, subject to certain adjustments. Specifically, the Tranche II Notes are convertible at the option of the holder (i) at any time 12 months after issuance, (ii) on a change of control of the Company, and (iii) upon the occurrence of an event of default. Each Tranche II Note will accrue interest from the date of issuance until the earlier of the date that such Tranche II Note is converted into common stock or repaid in full. Interest will accrue at a rate per annum equal to 10%, compounded annually (with graduated interest rates of 13% applicable to the first 180 days and 16% applicable thereafter as the sole remedy should the Company fail to maintain NASDAQ listing status or at 12% for all other defaults). Interest for the first 36 months shall be payable in kind and added to principal every year following the issue date and thereafter, the Company may continue to pay interest in kind by adding to principal on every year anniversary of the issue date or may elect to pay interest in cash.

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

As of March 31, 2016 and December 31, 2015, the related party convertible notes outstanding under the Tranche I Notes and Tranche II Notes were $24.0 million and $23.3 million, respectively, net of debt discount of $0.0 million and $0.0 million, respectively. Refer to the “Exchange” and “Maturity Treatment Agreement” sections of this Note 5, "Debt", for details of the impact of the Maturity Treatment and Exchange agreements on the Tranche I and II Notes.

2014 144A Notes Sold to Related Parties

As of March 31, 2016 and December 31, 2015, the related party convertible notes outstanding under the 2014 Rule 144A Convertible Note Offering were $14.8 million and $14.6 million, respectively, net of discount of $1.5 million and $1.6 million, respectively.

As of March 31, 2016 and December 31, 2015, the total related party convertible notes outstanding were $42.2 million and $42.8 million, respectively, net of discount and issuance costs of $1.8 million and $1.9 million, respectively.

Loans Payable

In July 2012, the Company entered into a Note of Bank Credit and a Fiduciary Conveyance of Movable Goods Agreement (together, the "July 2012 Bank Agreements") with each of Nossa Caixa Desenvolvimento (or “Nossa Caixa”) and Banco Pine S.A. (or “Banco Pine”). Under the July 2012 Bank Agreements, the Company pledged certain farnesene production assets as collateral for the loans of R$52.0 million. The Company's total acquisition cost for such pledged assets was approximately R$68.0 million (approximately US$19.1 million based on the exchange rate as of March 31, 2016). The Company is also a parent guarantor for the payment of the outstanding balance under these loan agreements. Under the July 2012 Bank Agreements, the Company could borrow an aggregate of R$52.0 million (approximately US$14.6 million based on the exchange rate as of March 31, 2016) as financing for capital expenditures relating to the Company's manufacturing facility located in Brotas, Brazil. Specifically, Banco Pine, agreed to lend R$22.0 million and Nossa Caixa agreed to lend R$30.0 million. The funds for the loans are provided by BNDES, but are guaranteed by the lenders. The loans have a final maturity date of July 15, 2022 and bear a fixed interest rate of 5.5% per year. The loans are also subject to early maturity and delinquency charges upon occurrence of certain events including interruption of manufacturing activities at the Company's manufacturing facility in Brotas, Brazil for more than 30 days, except during the sugarcane off-season. For the first two years that the loans are outstanding, the Company is required to pay interest only on a quarterly basis. Since August 15, 2014, the Company has been required to pay equal monthly installments of both principal and interest for the remainder of the term of the loans. As of March 31, 2016 and December 31, 2015, a principal amount of $11.6 million and $11.0 million, respectively, was outstanding under these loan agreements.

In March 2014, the Company entered into an export financing agreement with Banco ABC Brasil S.A. (or “ABC”) for approximately $2.2 million to fund exports through March 2015. This loan is collateralized by future exports from the Company's subsidiary in Brazil. In April, 2015, we entered into an additional export financing agreement with ABC for approximately $1.6 million to fund exports through March 2016. This loan is collateralized by future exports from the Company's subsidiary in Brazil. As of March 31, 2016, the principal amount outstanding to ABC was $1.6 million. The Company is also a parent guarantor for the payment of the outstanding balance under these loan agreements.

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

In February 2016, as a result of the adjustment to the Tranche I and Tranche II Notes conversion price discussed above under “Related Party Convertible Notes”, the Temasek Funding Warrant became exercisable for an additional 127,194 shares of common stock.

As of March 31, 2016, the Total Funding Warrant, the Temasek Exchange Warrant, and the 2013 Warrant had been fully exercised and Temasek had exercised the Temasek Funding Warrant with respect to 12,700,244 shares of common stock. Neither the Total R&D Warrant nor the Temasek R&D Warrant were exercisable as of March 31, 2016.

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

February 2016 Private Placement

On February 12, 2016, the Company entered into a Note and Warrant Purchase Agreement (the “February 2016 Purchase Agreement”) with the purchasers named therein for the sale of $18.0 million in aggregate principal amount of unsecured promissory notes (the “February 2016 Notes”) to the purchasers, as well as warrants to purchase 2,571,428 shares of the Company’s common stock at an exercise price of $0.01 per share, representing aggregate proceeds to the Company of $18 million (the “Initial Sale”). On February 15, 2016, an additional purchaser joined the Purchase Agreement and purchased $2.0 million in aggregate principal amount of the February 2016 Notes, as well as warrants to purchase 285,714 shares of the Company’s common stock at an exercise price of $0.01 per share, representing aggregate proceeds to the Company of $2 million (the “Subsequent Sale” and together with the Initial Sale, the “February 2016 Private Placement”). The February 2016 Notes and the warrants were issued in a private placement pursuant to the exemption from registration under Section 4(2) of the Securities Act and Regulation D promulgated under the Securities Act. The purchasers are existing stockholders of the Company and affiliated with certain members of the Company’s Board of Directors: Foris Ventures, LLC, which purchased $16.0 million aggregate principal amount of the Notes and warrants to purchase 2,285,714 shares of the Company’s common stock; Naxyris S.A. (an investment vehicle owned by Naxos Capital Partners SCA Sicar; director Carole Piwnica is Director of NAXOS UK, which is affiliated with Naxos Capital Partners SCA Sicar), which purchased $2.0 million aggregate principal amount of the Notes and warrants to purchase 285,714 shares of the Company’s common stock; and Biolding Investment SA, a fund affiliated with director HH Sheikh Abdullah bin Khalifa Al Thani, which purchased $2.0 million aggregate principal amount of the Notes and warrants to purchase 285,714 shares of the Company’s common stock. The Initial Sale closed on February 12, 2016, and the Subsequent Sale closed on February 15, 2016.

The February 2016 Notes are unsecured obligations of the Company and are subordinate to the Company’s obligations under the Hercules Loan Facility pursuant to a Subordination Agreement, dated as of February 12, 2016, by and among the Company, the purchasers and the administrative agent under the Hercules Loan Facility. Interest will accrue on the February 2016 Notes from and including, with respect to the Initial Sale, February 12, 2016, and with respect to the Subsequent Sale, February 15, 2016, at a rate of 13.50% per annum and is payable on May 15, 2017, the maturity date of the February 2016 Notes, unless the February 2016 Notes are prepaid in accordance with their terms prior to such date. The February 2016 Purchase Agreement and the February 2016 Notes contain customary terms, provisions, representations and warranties, including certain events of default after which the February 2016 Notes may be due and payable immediately, as set forth in the February 2016 Notes.

The exercisability of the warrants issued in the February 2016 Private Placement, which each have a term of five years, is subject to stockholder approval. The Company intends to solicit such approval at its 2016 annual meeting of stockholders.

Letters of Credit

In June 2012, the Company entered into a letter of credit agreement for $1.0 million under which it provided a letter of credit to the landlord of its headquarters in Emeryville, California, in order to cover the security deposit on the lease. This letter of credit is secured by a certificate of deposit. Accordingly, the Company has $1.0 million as restricted cash under this arrangement as of March 31, 2016 and December 31, 2015.

Future minimum payments under the debt agreements as of March 31, 2016 are as follows (in thousands):

Years ending December 31:	Related Party Convertible Debt	Convertible Debt	Loans Payable	Related Party Loans payable	Credit Facility	Total
2016 (remaining nine months)	$1,356	$11,889	$4,762	$2,025	$37,660	$57,692
2017	4,838	24,200	2,334	21,004	1,415	53,791
2018	16,290	17,962	2,235	—	295	36,782
2019	34,913	87,466	2,136	—	71	124,586
2020	—	—	2,038	—	—	2,038
Thereafter	—	—	3,023	—	—	3,023
Total future minimum payments	57,397	141,517	16,528	23,029	39,441	277,912
Less: amount representing interest(1)	(20,506)	(74,956)	(2,103)	(6,624)	(4,980)	(109,169)
Present value of minimum debt payments	36,891	66,561	14,425	16,405	34,461	168,743
Less: current portion present value of minimum debt payments	(3,700)	(15,309)	(4,684)	—	(33,089)	(56,782)
Less: current debt issuance cost	(74)	(1,044)	(290)	—	(48)	(1,456)
Current portion debt	(3,626)	(14,265)	(4,394)	—	(33,041)	(55,326)
Less: noncurrent debt issuance cost	(144)	(2,104)	(115)	(90)	—	(2,453)
Add: fair value change due to conversions	5,526	—	—	—	—	5,526
Noncurrent portion of debt	$38,573	$49,148	$9,626	$16,315	$1,372	$115,034

______________

(1) Including debt discount of $48.5 million related to the embedded derivatives associated with the related party and non-related party debt which will be accreted to interest expense under the effective interest method over the term of the debt.

In the quarter ended March 31, 2016, the Company adopted ASU 2015-03, Interest - Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs, which requires debt issuance costs previously reported as a deferred charge within other noncurrent assets and prepaid expenses and other current assets to be presented as a direct reduction from the carrying amount of debt, consistent with debt discounts, applied retrospectively for all periods presented. As of December 31, 2015, this resulted in the reduction of noncurrent debt by $2.8 million, current debt by $1.4 million, other noncurrent assets by $2.8 million and prepaid expenses and other current assets by $1.4 million.

6. Commitments and Contingencies

Lease Obligations

The Company leases certain facilities and finances certain equipment under operating and capital leases, respectively. Operating leases include leased facilities and capital leases include leased equipment (see Note 4, "Balance Sheet Components"). The Company recognizes rent expense on a straight-line basis over the non-cancellable lease term and records the difference between rent payments and the recognition of rent expense as a deferred rent liability. Where leases contain escalation clauses, rent abatements, and/or concessions, such as rent holidays and landlord or tenant incentives or allowances, the Company applies them as a straight-line rent expense over the lease term. The Company has non-cancellable operating lease agreements for office, research and development, and manufacturing space that expire at various dates, with the latest expiration in February 2031. Rent expense under operating leases was $1.3 million and $1.3 million for the three months ended March 31, 2016 and 2015, respectively.

Future minimum payments under the Company's lease obligations as of March 31, 2016, are as follows (in thousands):

Years ending December 31:	Capital Leases	Operating Leases	Total Lease Obligations
2016 (remaining nine months)	$430	$5,196	$5,626
2017	233	6,805	7,038
2018	28	6,820	6,848
2019	—	6,758	6,758
2020	—	6,994	6,994
Thereafter	—	18,118	18,118
Total future minimum lease payments	691	$50,691	$51,382
Less: amount representing interest	(51)
Present value of minimum lease payments	640
Less: current portion	(477)
Long-term portion	$163

Guarantor Arrangements

The Company has agreements whereby it indemnifies its officers and directors for certain events or occurrences while the officer or directors are serving in their official capacities. The indemnification period remains enforceable for the officer's or director’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a director and officer insurance policy that limits its exposure and enables the Company to recover a portion of any future payments. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal. Accordingly, the Company had no liabilities recorded for these agreements as of March 31, 2016 and December 31, 2015.

The Company entered into the FINEP Credit Facility to finance a research and development project on sugarcane-based biodiesel (see Note 5, "Debt"). The FINEP Credit Facility is guaranteed by a chattel mortgage on certain equipment of the Company. The Company's total acquisition cost for the equipment under this guarantee is approximately R$6.0 million (approximately US$1.7 million based on the exchange rate as of March 31, 2016).

The Company entered into the BNDES Credit Facility to finance a production site in Brazil (see Note 5, "Debt").The BNDES Credit Facility is collateralized by a first priority security interest in certain of the Company's equipment and other tangible assets with a total acquisition cost of R$24.9 million (approximately US$7.0 million based on the exchange rate as of March 31, 2016). The Company is a parent guarantor for the payment of the outstanding balance under the BNDES Credit Facility. Additionally, the Company is required to provide certain bank guarantees under the BNDES Credit Facility.

The Company entered into loan agreements and security agreements whereby the Company pledged certain farnesene production assets as collateral (the fiduciary conveyance of movable goods) with each of Nossa Caixa and Banco Pine (see Note 5, "Debt"). The Company's total acquisition cost for the farnesene production assets pledged as collateral under these agreements is approximately R$68.0 million (approximately US$19.1 million based on the exchange rate as of March 31, 2016). The Company is also a parent guarantor for the payment of the outstanding balance under these loan agreements.

The Company had an export financing agreement with Banco ABC Brasil S.A for approximately $2.2 million for a one year term to fund exports through March 2015. As of March 31, 2016, the loan was fully repaid. On April 8, 2015, the Company entered into another export financing agreement with the same bank for approximately $1.6 million for a one year term to fund exports through March 2016. The repayment date for this loan has been extended to June 2016. This loan is collateralized by future exports from Amyris Brasil. The Company is also a parent guarantor for the payment of the outstanding balance under these loan agreements.

In October 2013, the Company entered into a letter agreement with Total relating to the Temasek Bridge Note and to the closing of the August 2013 Financing (or the "Amendment Agreement") (see Note 5, "Debt"). In the August 2013 Financing, the Company was required to provide the purchasers under the August 2013 SPA with a security interest in the Company’s intellectual property if Total still held such security interest as of the initial closing of the August 2013 Financing. Under the terms of a previous Intellectual Property Security Agreement by and between the Company and Total (or the "Security Agreement"), the Company had previously granted a security interest in favor of Total to secure the obligations of the Company under the R&D Notes issued and issuable to Total under the Total Purchase Agreement. The Security Agreement provided that such security interest would terminate if Total and the Company entered into certain agreements relating to the formation of the Fuels JV. In connection with Total’s agreement to (i) permit the Company to grant the security interest under the Temasek Bridge Note and the August 2013 Financing and (ii) waive a secured debt limitation contained in the outstanding R&D Notes issued pursuant to the Total Purchase Agreement and held by Total, the Company entered into the Amendment Agreement. Under the Amendment Agreement, the Company agreed to reduce, effective December 2, 2013, the conversion price for the R&D Notes issued in 2012 ($3.7 million of which are outstanding as of the date hereof) from $7.0682 per share to $2.20, the market price per share of the Company’s common stock as of the signing of the Amendment Agreement, as determined in accordance with applicable NASDAQ rules, unless the Company and Total entered into the JV Documents on or prior to December 2, 2013. The Company and Total entered into the JV agreements on December 2, 2013 and the Amendment Agreement and all security interests thereunder were automatically terminated and the conversion price of such R&D Notes remained at $7.0682 per share.

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

Purchase Obligations

As of March 31, 2016 and December 31, 2015, the Company had $1.3 million and $1.3 million, respectively, in purchase obligations which included $0.5 million and $0.5 million, respectively, of non-cancellable contractual obligations and construction commitments.

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

7. Joint Ventures and Noncontrolling Interests

Novvi LLC

In September 2011, the Company and Cosan US, Inc. (or “Cosan U.S.”) formed Novvi LLC (or “Novvi”), a U.S. entity that is jointly owned by the Company and Cosan U.S. In March 2013, the Company and Cosan U.S. entered into agreements to (i) expand their base oils joint venture to also include additives and lubricants and (ii) operate their joint venture exclusively through Novvi. Specifically, the parties entered into an Amended and Restated Operating Agreement for Novvi (or the “Operating Agreement”), which sets forth the governance procedures for Novvi and the parties' initial contribution. The Company also entered into an IP License Agreement with Novvi (as amended in March 2016) under which the Company granted Novvi (i) an exclusive (subject to certain limited exceptions for the Company), worldwide, royalty-free license to develop, produce and commercialize base oils, additives, and lubricants derived from Biofene for use in automotive and industrial lubricants markets, and (ii) a non-exclusive, royalty free license, subject to certain conditions, to manufacture Biofene solely for its own products. In addition, both the Company and Cosan U.S. granted Novvi certain rights of first refusal with respect to alternative base oil and additive technologies that may be acquired by the Company or Cosan U.S. during the term of the IP License Agreement. Under these agreements, the Company and Cosan U.S. each own 50% of Novvi and each party shares equally in any costs and any profits ultimately realized by the joint venture. Novvi is governed by a six member Board of Managers (or the “Board of Managers”), with three managers represented by each investor. The Board of Managers appoints the officers of Novvi, who are responsible for carrying out the daily operating activities of Novvi as directed by the Board of Managers. The IP License Agreement has an initial term of 20 years from the date of the agreement, subject to standard early termination provisions such as uncured material breach or a party's insolvency. Under the terms of the Operating Agreement, Cosan U.S. was obligated to fund its 50% ownership share of Novvi in cash in the amount of $10.0 million and the Company was obligated to fund its 50% ownership share of Novvi through the granting of an IP License to develop, produce and commercialize base oils, additives, and lubricants derived from Biofene for use in the automotive, commercial and industrial lubricants markets, which Cosan U.S. and Amyris agreed was valued at $10.0 million. In March 2013, the Company measured its initial contribution of intellectual property to Novvi at the Company's carrying value of the licenses granted under the IP License Agreement, which was zero. Additional funding requirements to finance the ongoing operations of Novvi are expected to happen through revolving credit or other loan facilities provided by unrelated parties (i.e., such as financial institutions); cash advances or other credit or loan facilities provided by the Company and Cosan U.S. or their affiliates; or additional capital contributions by the Company and Cosan U.S.

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

In February 2016, the Company purchased additional membership units of Novvi for an aggregate purchase price of $0.6 million in the form of forgiveness of existing receivables due from Novvi related to rent and other services performed by the Company. Cosan U.S., the other member of Novvi, purchased an equal number of additional membership units in Novvi in cash. Each member owns 50% of Novvi's issued and outstanding membership units.

The Company has identified Novvi as a VIE and determined that the power to direct activities, which most significantly impact the economic success of the joint venture (i.e., continuing research and development, marketing, sales, distribution and manufacturing of Novvi products), is equally shared between the Company and Cosan U.S. Accordingly, the Company is not the primary beneficiary and therefore accounts for its investment in Novvi under the equity method of accounting. The Company will continue to reassess its primary beneficiary analysis of Novvi if there are changes in events and circumstances impacting the power to direct activities that most significantly affect Novvi's economic success. Under the equity method, the Company's share of profits and losses and impairment charges on investments in affiliates are included in “Loss from investments in affiliates” in the condensed consolidated statements of operations. The carrying amount of the Company's equity investment in Novvi as of March 31, 2016 and December 31, 2015 was zero and the Company recognized zero and $0.8 million losses for the three months ended March 31, 2016 and 2015, respectively.

Total Amyris BioSolutions B.V.

In November 2013, the Company and Total formed Total Amyris BioSolutions B.V. (or “TAB”). As of March 31, 2016, the common equity of TAB was owned 25% by the Company and 75% by Total. Prior to the restructuring of TAB in March 2016 as described below, TAB’s purpose was limited to executing the License Agreement dated December 2, 2013 between the Company, Total and TAB and maintaining such licenses under it, unless and until either (i) Total elects to go forward with either the full (diesel and jet fuel) TAB commercialization program or the jet fuel component of the TAB commercialization program (or a “Go Decision”), (ii) Total elects to not continue its participation in the R&D Program and TAB (or a “No-Go Decision”), or (iii) Total exercises any of its rights to buy out the Company’s interest in TAB. Following a Go Decision, the articles and shareholders’ agreement of TAB would be amended and restated to be consistent with the shareholders’ agreement contemplated by the Total Fuel Agreements (see Note 5, "Debt" and Note 8, "Significant Agreements").

TAB has an initial capitalization of €0.1 million (approximately US$0.1 million based on the exchange rate as of March 31, 2016). The Company has identified TAB as a VIE and determined that the Company is not the primary beneficiary and therefore accounts for its investment in TAB under the equity method of accounting. Under the equity method, the Company's share of profits and losses are included in “Loss from investment in affiliate” in the consolidated statements of operations.

In July 2015, the Company and Total entered into a Letter Agreement (or, as amended in February 2016, the “TAB Letter Agreement”) regarding the restructuring of the ownership and rights of TAB (or the “Restructuring”), pursuant to which the parties agreed to, among other things, enter into an Amended & Restated Jet Fuel License Agreement between the Company and TAB (or the “Jet Fuel Agreement”), a License Agreement regarding Diesel Fuel in the European Union (or the “EU”) between the Company and Total (or the “EU Diesel Fuel Agreement”, and together with the Jet Fuel Agreement, the “Commercial Agreements”), and an Amended and Restated Shareholders’ Agreement among the Company, Total and TAB (or, together with the Commercial Agreements, the “Restructuring Agreements”), and file a Deed of Amendment of Articles of Association of TAB, all in order to reflect certain changes to the ownership structure of TAB and license grants and related rights pertaining to TAB.

On February 12, 2016, the Company and Total entered into an amendment to the TAB Letter Agreement, pursuant to which the parties agreed that, upon the closing of the Restructuring, Total would cancel R&D Notes in an aggregate principal amount of approximately $1.3 million, plus all paid-in-kind and accrued interest as of the closing of the Restructuring under all outstanding R&D Notes (including all such interest that was outstanding as of July 29, 2015), and a note in the principal amount of Euro 50,000, plus accrued interest, issued by the Company to Total in connection with the existing TAB capitalization, in exchange for an additional 25% ownership interest of TAB (giving Total an aggregate ownership stake of 75% of TAB and giving the Company an aggregate ownership stake of 25% of TAB). In connection therewith, Total would surrender to the Company the remaining R&D Notes and the Company would provide to Total a new unsecured senior convertible note, containing substantially similar terms and conditions, in the principal amount of $3.7 million (collectively, the “TAB Share Purchase”).

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

On March 21, 2016, the Company, Total and TAB closed the Restructuring and the TAB Share Purchase. See Note 5. “Debt” for further details of the impact of this transaction on the Company’s condensed consolidated financial statements.

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

The joint venture agreements required the Company to fund the construction costs of the new facility and SMSA would reimburse the Company up to R$61.8 million (approximately US$17.4 million based on the exchange rate as of March 31, 2016) of the construction costs after SMA commences production. After commercialization, the Company would market and distribute Amyris renewable products produced by SMA and SMSA would sell feedstock and provide certain other services to SMA. The cost of the feedstock to SMA would be a price that is based on the average return that SMSA could receive from the production of its current products, sugar and ethanol. The Company would be required to purchase the output of SMA for the first four years at a price that guarantees the return of SMSA’s investment plus a fixed interest rate. After this four year period, the price would be set to guarantee a break-even price to SMA plus an agreed upon return.

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

The Company completed a significant portion of the construction of the new facility in 2012. The Company suspended construction of the facility in 2013 in order to focus on completing and operating the Company's smaller production facility in Brotas, Brazil. In February 2014, the Company entered into an amendment to the joint venture agreement with SMSA which updated and documented certain preexisting business plan requirements related to the recommencement of construction at the joint venture operated plant and sets forth, among other things, (i) the extension of the deadline for the commencement of operations at the joint venture operated plant to no later than 18 months following the construction of the plant no later than March 31, 2017, and (ii) the extension of an option held by SMSA to build a second large-scale farnesene production facility to no later than December 31, 2018 with the commencement of operations at such second facility to occur no later than April 1, 2019. On July 1, 2015 SMSA filed a material fact document with CVM, the Brazilian securities regulator, that announced that certain contractual targets undertaken by the Company have not been achieved, which affects the feasibility of the project. Therefore, SMSA decided not to approve continuing construction of the plant for the joint venture with the Company and its Brazilian subsidiary Amyris Brasil. In July 2015, the Company announced that it was in discussions with SMSA regarding the continuation of the joint venture. In December 2015, the Company and SMSA entered into a Termination Agreement and a Share Purchase and Sale Agreement (SPA) relating to the termination of the joint venture. Under the Termination Agreement, the parties agreed that the joint venture would be terminated effective upon the closing of a purchase by Amyris Brasil of SMSA’s shares of SMA. Under the SPA, Amyris Brasil agreed to purchase, for R$50,000 (approximately US$14,049 based on the exchange rate as of March 31, 2016), 50,000 shares of SMA (representing all the outstanding shares of SMA held by SMSA), which purchase and sale was consummated on January 11, 2016. The Share Purchase and Sale Agreement also provides that the Company and Amyris Brasil will have 12 months following the closing of the share purchase to remove assets from SMSA’s site, and enter into an extension of the lease for such 12 month period for monthly rental payments of R$9,853 (approximately US$2,769 based on the exchange rate as of March 31, 2016). The SPA also clarified that the Company and Amyris Brasil would not be required to demolish or remove the foundations of the plant at the SMSA site.

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

The table below reflects the carrying amount of the assets and liabilities of the consolidated VIE for which the Company is the primary beneficiary at March 31, 2016 (two at December 31, 2015). As of March 31, 2016 and December 31, 2015, the assets include $0.1 million and $5.2 million in property, plant and equipment, respectively, $0.5 million and $1.5 million in current assets, respectively, and zero and $0.3 million in other asset, respectively. The liabilities include $0.2 million and $1.1 million in accounts payable and accrued current liabilities, respectively, and $0.1 million and $0.1 million in loan obligations by Glycotech to its shareholders that are non-recourse to the Company, respectively. The creditors of each consolidated VIE have recourse only to the assets of that VIE.

(In thousands)	March 31, 2016	December 31, 2015
Assets	$568	$6,993
Liabilities	$332	$1,221

The change in noncontrolling interest for the three months ended March 31, 2016 and 2015, is summarized below (in thousands):

	2016	2015
Balance at January 1	$391	$611
Foreign currency translation adjustment	—	(267)
Income attributable to noncontrolling interest	—	22
Acquisition of noncontrolling interest	(277)	—
Balance at March 31	$114	$366

8. Significant Agreements

Research and Development Activities

Total Collaboration Arrangement

In June 2010, the Company entered into a technology license, development, research and collaboration agreement (or the “Total Collaboration Agreement”) with Total Gas & Power USA Biotech, Inc., an affiliate of Total. This agreement provided for joint collaboration on the development of products through the use of the Company’s synthetic biology platform. In November 2011, the Company entered into an amendment of the Total Collaboration Agreement (or the “Amendment”) with respect to development and commercialization of Biofene for fuels. This represented an expansion of the initial collaboration with Total, and established a global, exclusive collaboration for the development of Biofene for fuels and a framework for the creation of a joint venture to manufacture and commercialize Biofene for diesel. In addition, a limited number of other potential products were subject to development by the joint venture on a non-exclusive basis.

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

Pursuant to the Amendment, Total agreed to fund the following amounts: (i) the first $30.0 million in research and development costs related to the renewable diesel program incurred since August 1, 2011, which amount would be in addition to the $50.0 million in research and development funding contemplated by the Total Collaboration Agreement, and (ii) for any research and development costs incurred following the JV formation date that were not covered by the initial $30.0 million, an additional $10.0 million in 2012 and up to an additional $10.0 million in 2013, which amounts would be considered part of the $50.0 million contemplated by the Total Collaboration Agreement. In addition to these payments, Total further agreed to fund 50% of all remaining research and development costs for the renewable diesel program under the Amendment.

In July 2012, the Company entered into a further amendment of the Total Collaboration Agreement that expanded Total’s investment in the Biofene collaboration, incorporated the development of certain JV products for use in diesel and jet fuel into the scope of the collaboration, and changed the structure of the funding from Total for the collaboration by establishing a convertible debt structure for the collaboration funding (see Note 5, “Debt”). In connection with such additional amendment Total and the Company also executed certain other related agreements. Under these agreements (collectively referred to as the “Total Fuel Agreements”), the parties would grant exclusive manufacturing and commercial licenses to the JV for the JV products (diesel and jet fuel from Biofene) when the JV was formed. The licenses to the JV were to be consistent with the principle that development, production and commercialization of the JV products in Brazil would remain with Amyris unless Total elected, after formation of the operational JV, to have such business contributed to the joint venture (see below for additional detail). Further, as part of the Total Fuel Agreements, Total's royalty option contingency related to diesel was removed and the jet fuel collaboration was combined with the expanded Biofene collaboration. As a result, $46.5 million of payments previously received from Total that had been recorded as an advance from Total were no longer contingently repayable. Of this amount, $23.3 million was treated as a repayment by the Company and included as part of the senior unsecured convertible promissory note issued to Total in July 2012 and the remaining $23.2 million was recorded as a contract to perform research and development services, which was offset by the reduction of the capitalized deferred charge asset of $14.4 million resulting in the Company recording revenue from a related party of $8.9 million in 2012. On March 21, 2016, the Company and Total consummated a restructuring of the JV pursuant to a letter agreement dated July 26, 2015, as amended on February 12, 2016, which restructuring included, among other things, the parties amending certain of the Total Fuel Agreements and the Company selling part of its ownership stake in the JV to Total in exchange for Total cancelling certain outstanding indebtedness issued to Total by the Company. See Note 5, "Debt" and Note 7, "Joint Ventures and Noncontrolling Interest" for further details of the Company’s relationship with Total.

F&F Collaboration Agreement

In March 2013, the Company entered into a Master Collaboration Agreement (or, as amended in July 2015, the “F&F Collaboration Agreement”) with a collaboration partner to establish a collaboration arrangement for the development and commercialization of multiple renewable flavors and fragrances compounds. Under the F&F Collaboration Agreement, except for rights granted under pre-existing collaboration relationships, the Company granted the collaboration partner exclusive access to specified Company intellectual property for the development and commercialization of flavors and fragrances compounds in exchange for research and development funding and a profit sharing arrangement. The F&F Collaboration Agreement superseded and expanded the November 2010 Master Collaboration and Joint Development Agreement between the Company and the collaboration partner.

The F&F Collaboration Agreement provided for annual, up-front funding to the Company by the collaboration partner of $10.0 million for each of the first three years of the collaboration. Payments of $10.0 million were received by the Company in each of March 2013, 2014 and 2015. The F&F Collaboration Agreement contemplates additional funding by the collaboration partner of up to $5.0 million under four potential milestone payments, as well as additional funding by the collaboration partner on a discretionary basis. Through March 2016, the Company had achieved the third performance milestone under the F&F Collaboration Agreement and recognized collaboration revenues of $3.0 million under the F&F Collaboration Agreement for the three months ended March 31, 2016. The F&F Collaboration Agreement does not impose any specific research and development obligations on either party after year six, but provides that if the parties mutually agree to perform research and development activities after year six, the parties will fund such activities equally.

Under the F&F Collaboration Agreement, the parties agreed to jointly select target compounds, subject to final approval of compound specifications by the collaboration partner. During the development phase, the Company would be required to provide labor, intellectual property and technology infrastructure and the collaboration partner would be required to contribute downstream polishing expertise and market access. The F&F Collaboration Agreement provides that the Company will own research and development and strain engineering intellectual property, and the collaboration partner will own blending and, if applicable, chemical conversion intellectual property. Under certain circumstances, such as the Company’s insolvency, the collaboration partner would gain expanded access to the Company’s intellectual property. The F&F Collaboration Agreement contemplates that, following development of flavors and fragrances compounds, the Company will manufacture the initial target molecules for the compounds and the collaboration partner will perform any required downstream polishing and distribution, sales and marketing. The F&F Collaboration Agreement provides that the parties will mutually agree on a supply price for each compound developed under the agreement and, subject to certain exceptions, will share product margins from sales of each such compound on a 70/30 basis (70% for the collaboration partner) until the collaboration partner receives $15.0 million more than the Company in the aggregate from such sales, after which time the parties will share the product margins 50/50. The Company also agreed to pay a one-time success bonus to the collaboration partner of up to $2.5 million if certain commercialization targets are met.

In September 2014, the Company entered into a supply agreement with the collaboration partner for a compound developed under the F&F Collaboration Agreement. The Company recognized $2.0 million and zero of revenues from product sales under this agreement for the three months ended March 31, 2016 and 2015, respectively.

Michelin and Braskem Collaboration Agreements

In June 2014, the Company entered into a collaboration agreement with Braskem S.A. (or “Braskem”) and Manufacture Francaise de Pnematiques Michelin (or “Michelin”) to collaborate to develop the technology to produce and possibly commercialize renewable isoprene. The term of the collaboration agreement commenced on June 30, 2014 and will continue, unless earlier terminated in accordance with the agreement, until the first to occur of (i) the date that is three years following the actual date on which a work plan is completed, which date is estimated to occur on or about December 30, 2020, or (ii) the date of the commencement of commissioning of a production plant for the production of renewable isoprene. The June 2014 collaboration agreement terminated and superseded the September 2011 collaboration agreement between the Company and Michelin and, as a result of the signing of the June 2014 collaboration agreement, the upfront payment by Michelin of $5.0 million under the September 2011 collaboration agreement was rolled forward into the new collaboration agreement as Michelin’s funding towards the research and development activities to be performed under the new collaboration agreement. Braskem contributed $4.0 million of funding to the research and development activities under the June 2014 collaboration agreement, of which $2.0 million was received in July 2014 and $2.0 million was received in January 2015.

For this collaboration agreement, the Company recognized collaboration revenues of $0.1 million and $1.0 million for the three months ended March 31, 2016 and 2015, respectively. As of March 31, 2016 and 2015, $6.5 million and $8.6 million, respectively, of deferred revenues were recorded in the condensed consolidated balance sheet related to these agreements.

Kuraray Collaboration Agreement and Securities Purchase Agreement

In March 2014, the Company entered into the Second Amended and Restated Collaboration Agreement with Kuraray Co., Ltd (or “Kuraray”) in order to extend the term of the original collaboration agreement between the Company and Kuraray dated July 21, 2011 for an additional two years and add additional fields and products to the scope of development. In consideration for the Company’s agreement to extend the term of the original collaboration agreement and add additional fields and products, Kuraray agreed to pay the Company $4.0 million in two equal installments of $2.0 million. The first installment was paid on April 30, 2014 and the second installment was due on April 30, 2015. In connection with entering into the Second Amended and Restated Collaboration Agreement, Kuraray signed a Securities Purchase Agreement in March 2014 to purchase 943,396 shares of the Company's common stock at a price per share of $4.24 per share, which shares were sold and issued in April 2014 for aggregate cash proceeds to the Company of $4.0 million. In March 2015, the Company and Kuraray entered into the First Amendment to the Second Amended and Restated Collaboration Agreement to extend the term of the original collaboration agreement until December 31, 2016 and to accelerate payment to the Company of the second installment of $2.0 million due from Kuraray under the Second Amended and Restated Collaboration Agreement to March 31, 2015.

The Company recognized collaboration revenues of $0.4 million and $0.5 million for the three months ended March 31, 2016 and 2015, respectively, under this agreement.

DARPA

In September 2015, the Company entered into a Technology Investment Agreement (or the “2015 TIA”) with The Defense Advanced Research Projects Agency ( or “DARPA”), under which the Company, with the assistance of five specialized subcontractors, will work to create new research and development tools and technologies for strain engineering and scale-up activities. The program that is the subject of the 2015 TIA will be performed and funded on a milestone basis, where DARPA, upon the Company’s successful completion of each milestone event in the 2015 TIA, will pay the Company the amount set forth in the 2015 TIA corresponding to such milestone event. Under the 2015 TIA, the Company and its subcontractors could collectively receive DARPA funding of up to $35.0 million over the program’s four year term if all of the program’s milestones are achieved. In conjunction with DARPA’s funding, the Company and its subcontractors are obligated to collectively contribute approximately $15.5 million toward the program over its four year term (primarily by providing specified labor and/or purchasing certain equipment). The Company can elect to retain title to the patentable inventions it produces under the program, but DARPA receives certain data rights as well as a government purposes license to certain of such inventions. Either party may, upon written notice and subject to certain consultation obligations, terminate the 2015 TIA upon a reasonable determination that the program will not produce beneficial results commensurate with the expenditure of resources.

The Company recognized collaboration revenues of $0.4 million and $0.5 million for the three months ended March 31, 2016 and 2015, respectively, under this agreement.

Financing Agreements

February 2016 Private Placement

See Note 5, “Debt” for details regarding the February 2016 Private Placement.

At Market Issuance Sales Agreement

On March 8, 2016, the Company entered into an At Market Issuance Sales Agreement (the “ATM Sales Agreement”) with FBR Capital Markets & Co. and MLV & Co. LLC (the “Agents”) under which the Company may issue and sell shares of its common stock having an aggregate offering price of up to $50.0 million (the “ATM Shares”) from time to time through the Agents, acting as its sales agents, under the Company’s Registration Statement on Form S-3 (File No. 333-203216), effective April 15, 2015. Sales of the ATM Shares through the Agents, if any, will be made by any method that is deemed an “at the market offering” as defined in Rule 415 under the Securities Act, including by means of ordinary brokers’ transactions at market prices, in block transactions, or as otherwise agreed by the Company and the Agents. Each time that the Company wishes to issue and sell ATM Shares under the ATM Sales Agreement, the Company will notify one of the Agents of the number of ATM Shares to be issued, the dates on which such sales are anticipated to be made, any minimum price below which sales may not be made and other sales parameters as the Company deems appropriate. The Company will pay the designated Agent a commission rate of up to 3.0% of the gross proceeds from the sale of any ATM Shares sold through such Agent as agent under the ATM Sales Agreement. The ATM Sales Agreement contains customary terms, provisions, representations and warranties. The ATM Sales Agreement includes no commitment by other parties to purchase shares the Company offers for sale.

During the three months ended March 31, 2016, the Company did not sell any shares of common stock under the ATM Sales Agreement. As of the date hereof, $50.0 million remained available for future sales under the ATM Sales Agreement.

March 2016 R&D Note

See Note 7, “Joint Ventures and Noncontrolling Interest” for details regarding the March 2016 R&D Note.

9. Goodwill and Intangible Assets

The following table presents the components of the Company's intangible assets (in thousands):

		March 31, 2016			December 31, 2015
	Useful Life in Years	Gross Carrying Amount	Accumulated Amortization/ Impairment	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization/ Impairment	Net Carrying Value
In-process research and development	Indefinite	$8,560	$(8,560)	$—	$8,560	(8,560)	$—
Acquired licenses and permits	2	772	(772)	—	772	(772)	—
Goodwill	Indefinite	560	—	560	560	—	560
		$9,892	$(9,332)	$560	$9,892	(9,332)	$560

The in-process research and development (IPR&D) of $8.6 million was acquired through the acquisition of Draths in October 2011 and was treated as indefinite lived intangible assets pending completion or abandonment of the projects to which the IPR&D related. The IPR&D was fully impaired in 2015.

The Company has a single reportable segment (see Note 15, “Reporting Segments” for further details). Consequently, all of the Company's goodwill is attributable to that single reportable segment.

10. Stockholders’ Deficit

Unexercised Common Stock Warrants

In February 2016, in connection with a private offering of unsecured promissory notes, the Company sold and issued warrants to purchase a total of 2,857,142 shares of common stock to the investors in the private offering. The warrants have an exercise price of $0.01 per share and, as of March 31, 2016, 2,857,142 of these warrants remain unexercised and outstanding. See Note 5, “Debt” for further details.

As of March 31, 2016 and 2015, the Company had 7,328,069 and 1,021,087, respectively, of unexercised common stock warrants with exercise prices ranging from $0.01 to $10.67 per warrant and a weighted average remaining maturity of 5.1 years.

11. Stock-Based Compensation

The Company’s stock option activity and related information for the three months ended March 31, 2016 was as follows:

	Number Outstanding	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
				(in thousands)
Outstanding - December 31, 2015	12,930,112	$4.77	7.39	$22
Options granted	19,100	$1.41	—	—
Options exercised	(134)	$0.28	—	—
Options cancelled	(789,924)	$10.13	—	—
Outstanding - March 31, 2016	12,159,154	$4.42	7.14	$3
Vested and expected to vest after March 31, 2016	11,136,376	$4.63	6.96	$3
Exercisable at March 31, 2016	6,326,072	$6.42	5.50	$3

The aggregate intrinsic value of options exercised under all option plans was zero for each of the three months ended March 31, 2016 and 2015, determined as of the date of option exercise.

The Company’s restricted stock units (or "RSUs") and restricted stock activity and related information for the three months ended March 31, 2016 was as follows:

	RSUs	Weighted-Average Grant-Date Fair Value	Weighted Average Remaining Contractual Life (Years)
Outstanding - December 31, 2015	5,554,844	$2.03	1.61
Awarded	75,199	$1.43	—
Vested	(217,990)	$1.81	—
Forfeited	(236,623)	$1.96	—
Outstanding - March 31, 2016	5,175,430	$2.03	1.55
Expected to vest after March 31, 2016	4,235,489	$2.69	1.25

The following table summarizes information about stock options outstanding as of March 31, 2016:

			Options Outstanding			Options Exercisable
Exercise Price			Number of Options	Weighted- Average Remaining Contractual Life (Years)	Weighted-Average Exercise Price	Number of Options	Weighted-Average Exercise Price
$0.28	—	$1.64	1,221,959	9.18	$1.61	69,209	$1.45
$1.67	—	$1.75	1,364,325	9.36	$1.73	87,500	$1.75
$1.78	—	$1.80	121,000	9.08	$1.79	23,041	$1.78
$1.96	—	$1.96	1,302,358	9.19	$1.96	—	$0.00
$1.98	—	$2.79	1,576,920	6.94	$2.62	1,020,806	$2.70
$2.81	—	$3.05	1,265,452	6.94	$2.94	936,825	$2.94
$3.08	—	$3.44	317,787	7.28	$3.32	207,745	$3.30
$3.51	—	$3.51	1,790,211	7.76	$3.51	895,557	$3.51
$3.55	—	$3.93	1,449,652	4.55	$3.87	1,351,880	$3.88
$4.08	—	$30.17	1,749,490	4.14	$14.74	1,733,509	$14.84
$0.28	—	$30.17	12,159,154	7.14	$4.42	6,326,072	$6.42

Stock-Based Compensation Expense

Stock-based compensation expense related to options and restricted stock units granted to employees and nonemployees was allocated to research and development expense and sales, general and administrative expense as follows (in thousands):

	Three Months Ended March 31,
	2016	2015
Research and development	$491	$716
Sales, general and administrative	1,560	1,936
Total stock-based compensation expense	$2,051	$2,652

As of March 31, 2016, there was unrecognized compensation expense of $6.4 million and $6.2 millionrelated to stock options and RSUs, respectively, the Company expects to recognize this expense over a weighted average period of 2.84 years and 2.69 years, respectively.

Stock-based compensation expense for RSUs is measured based on the closing fair market value of the Company's common stock on the date of grant. Stock-based compensation expense for stock options and employee stock purchase plan rights is estimated at the grant date and offering date, respectively, based on their fair-value using the Black-Scholes option pricing model. The fair value of employee stock options is being amortized on a straight-line basis over the requisite service period of the awards. The fair value of employee stock options was estimated using the following weighted-average assumptions:

	Three Months Ended March 31,
	2016	2015
Expected dividend yield	—%	—%
Risk-free interest rate	1.4%	1.6%
Expected term (in years)	6.23	5.96
Expected volatility	73%	74%

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

12. Employee Benefit Plan

The Company established a 401(k) Plan to provide tax deferred salary deductions for all eligible employees. Participants may make voluntary contributions to the 401(k) Plan up to 90% of their eligible compensation, limited by certain Internal Revenue Service (or the "IRS") restrictions. Effective January 2014, the Company implemented a discretionary employer match plan whereby the Company will match employee contributions up to the IRS limit or 90% of compensation, with a minimum one year of service required for vesting. The total matching amount for each of the three months ended March 31, 2016 and 2015 was $0.1 million.

13. Related Party Transactions

Related Party Financings

See Note 5, “Debt” for a description of the February 2016 Private Placement transaction with Foris Ventures, LLC, Naxyris S.A. and Biolding SA, each a related party of the Company, and the March 2016 R&D Note transaction with Total.

As of March 31, 2016 and December 31, 2015, convertible notes and loan with related parties were outstanding in aggregate principal amount of $58.8 million and $43.0 million, respectively, net of debt and issuance costs of $5.5 million and $1.9 million, respectively.

The fair value of the derivative liability related to the related party convertible notes as of March 31, 2016 and December 31, 2015 was $3.5 million and $7.9 million, respectively. The Company recognized a gain from change in fair value of the derivative instruments of $4.5 million for the three months ended March 31, 2016 and a loss from change in fair value of the derivative instruments of $11.4 million for the three months ended March 31, 2015 (see Note 3, "Fair Value of Financial Instruments" for further details).

Related Party Revenues

The Company recognized no related party revenues from product sales to Total for each of the three months ended March 31, 2016 and 2015. Related party accounts receivable from Total as of March 31, 2016 and December 31, 2015, were $1.2 million and $1.2 million, respectively.

Loans to Related Parties

See Note 7, "Joint Ventures and Noncontrolling Interest" for details of the Company's transactions with its affiliate, Novvi LLC.

Joint Venture with Total

In November 2013, the Company and Total formed TAB as discussed above under Note 7, "Joint Ventures and Noncontrolling Interest."

Pilot Plant Agreements

In May 2014, the Company received the final consents necessary for the Pilot Plant Services Agreement (or the “Pilot Plant Services Agreement”) and a Sublease Agreement (or the “Sublease Agreement”), each dated as of April 4, 2014 (collectively the “Pilot Plant Agreements”), between the Company and Total. The Pilot Plant Agreements generally have a term of five years. Under the terms of the Pilot Plant Services Agreement, the Company agreed to provide certain fermentation and downstream separations scale-up services and training to Total and, as originally contemplated, the Company was to receive an aggregate annual fee payable by Total for all services in the amount of up to approximately $0.9 million per annum. In July 2015, Total and the Company entered into Amendment #1 (the "Pilot Plant Agreement Amendment") to the Pilot Plant Services Agreement whereby the Company agreed to waive a portion of these fees, up to approximately $2.0 million, over the term of the Pilot Plant Services Agreement in connection with the restructuring of TAB discussed above in Note 7,"Joint Ventures and Noncontrolling Interest." Under the Sublease Agreement, the Company receives an annual base rent payable by Total of approximately $0.1 million per annum.

As of March 31, 2016, the Company had received $1.7 million in cash under the Pilot Plant Agreements from Total. In connection with these arrangements, sublease payments and service fees of $0.0 million and $0.2 million was offset against cost and operating expenses for the three months ended March 31, 2016 and 2015, respectively.

14. Income Taxes

The Company recorded a provision for income taxes of $0.1 million for each of the three months ended March 31, 2016 and 2015. The provision for income taxes for the three months ended March 31, 2016 and 2015 consisted of an accrual of Brazilian withholding tax on intercompany interest liabilities. Other than the above mentioned provision for income tax, no additional provision for income taxes has been made, net of the valuation allowance, due to cumulative losses since the commencement of operations.

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

Revenues by geography are based on the location of the customer. The following tables set forth revenue and long-lived assets by geographic area (in thousands):

Revenues

	Three Months Ended March 31,
	2016	2015
Europe	$4,372	$832
United States	3,462	5,222
Asia	590	835
Brazil	375	983
Other	12	—
Total	$8,811	$7,872

Long-Lived Assets (Property, Plant and Equipment)

	March 31, 2016	December 31, 2015
Brazil	$44,638	$41,093
United States	16,851	18,401
Europe	287	303
Total	$61,776	$59,797

16. Comprehensive Loss

Comprehensive loss represents all changes in stockholders’ deficit except those resulting from investments or contributions by stockholders. The Company’s foreign currency translation adjustments represent the components of comprehensive loss excluded from the Company’s net loss and have been disclosed in the condensed consolidated statements of comprehensive loss for the periods presented.

The components of accumulated other comprehensive loss are as follows (in thousands):

	March 31, 2016	December 31, 2015
Foreign currency translation adjustment, net of tax	$(42,511)	$(47,198)
Total accumulated other comprehensive loss	$(42,511)	$(47,198)

17. Net Loss Attributable to Common Stockholders and Net Loss per Share

The Company computes net loss per share in accordance with ASC 260, “Earnings per Share.” Basic net loss per share of common stock is computed by dividing the Company’s net loss attributable to Amyris, Inc. common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share of common stock is computed by giving effect to all potentially dilutive securities, including stock options, restricted stock units, common stock warrants and convertible promissory notes using the treasury stock method or the as converted method, as applicable. For the three months ended March 31, 2015, basic net loss per share was the same as diluted net loss per share because the inclusion of all potentially dilutive securities outstanding was anti-dilutive. As such, the numerator and the denominator used in computing both basic and diluted net loss was the same for that period.

The following table presents the calculation of basic and diluted net loss per share of common stock attributable to Amyris, Inc. common stockholders (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2016	2015
Numerator:
Net loss attributable to Amyris, Inc. common stockholders	$(15,308)	$(52,240)
Interest on convertible debt	1,817	—
Accretion of debt discount	1,633	—
Gain from change in fair value of derivative instruments	(18,415)	—
Net loss attributable to Amyris, Inc. common stockholders after assumed conversion	$(30,273)	$(52,240)

Denominator:
Weighted average shares of common stock outstanding for basic EPS	207,199,563	79,222,051
Basic and diluted loss per share	$(0.07)	$(0.66)

Weighted average shares of common stock outstanding	207,199,563	79,222,051
Effect of dilutive securities:
Convertible promissory notes	53,732,522	—
Weighted common stock equivalents	53,732,522	—

Diluted weighted-average common shares	260,932,085	79,222,051
Diluted loss per share	$(0.12)	$(0.66)

The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share of common stock because including them would have been anti-dilutive:

	Three Months Ended March 31,
	2016	2015
Period-end stock options to purchase common stock	12,159,154	10,702,731
Convertible promissory notes (1)	99,648,739	78,500,456
Period-end common stock warrants	5,885,762	1,021,087
Period-end restricted stock units	5,175,430	2,103,071
Total	122,869,085	92,327,345

(1)	The potentially dilutive effect of convertible promissory notes was computed based on conversion ratios in effect as of the respective period end dates. A portion of the convertible promissory notes issued carries a provision for a reduction in conversion price under certain circumstances, which could potentially increase the dilutive shares outstanding. Another portion of the convertible promissory notes issued carries a provision for an increase in the conversion rate under certain circumstances, which could also potentially increase the dilutive shares outstanding.

18. Subsequent Events

Gates Foundation Investment

On April 8, 2016, the Company entered into a Securities Purchase Agreement (the “Gates Foundation Purchase Agreement”) with the Bill & Melinda Gates Foundation (the “Gates Foundation”), pursuant to which the Company agreed to sell and issue 4,385,964 shares of its common stock (the “Investment Shares”) to the Gates Foundation at a purchase price per share equal to $1.14, for aggregate proceeds to the Company of approximately $5,000,000 (the “Gates Foundation Investment”). The Purchase Agreement includes customary representations, warranties and covenants of the parties. The closing of the Gates Foundation Investment is subject to certain conditions, including completion of certain licensing arrangements.

In connection with the entry into the Gates Foundation Purchase Agreement, on April 8, 2016, the Company and the Gates Foundation entered into a Charitable Purposes Letter Agreement. Pursuant to the Charitable Purposes Letter Agreement, the Company agreed to use the proceeds from the Gates Foundation Investment to develop a yeast strain that produces artemisinic acid and/or amorphadiene at a low cost and to supply such artemisinic acid and amorphadiene to companies qualified to convert artemisinic acid and amorphadiene to artemisinin for inclusion in artemisinin combination therapies used to treat malaria. If the Company defaults in its obligation to use the proceeds from the Gates Foundation Investment as set forth above or defaults under certain other commitments in the Charitable Purposes Letter Agreement, the Gates Foundation will have the right to request that the Company redeem, or facilitate the purchase by a third party of, the Investment Shares then held by the Gates Foundation at a price per share equal to the greater of (i) the closing price of the Company’s common stock on the trading day prior to the redemption or purchase, as applicable, or (ii) an amount equal to $1.14 plus a compounded annual return of 10% from the date of issuance of the Investment Shares. The Charitable Purposes Letter Agreement also includes customary representations, warranties and covenants of the parties.

May 2016 Convertible Note Offering

On May 10, 2016, the Company entered into a securities purchase agreement (the “May 2016 Purchase Agreement”) between the Company and a private investor (the “Purchaser”) relating to the sale of up to $15.0 million aggregate principal amount of convertible notes due 2017 (“2016 Convertible Notes”) that are convertible into shares of the Company’s common stock at an initial conversion price of $1.90 per share. The May 2016 Purchase Agreement includes customary representations, warranties and covenants by the Company. The May 2016 Purchase Agreement also provides the Purchaser with a right of first refusal with respect to any variable rate transaction on the same terms and conditions as are offered to a third-party purchaser for as long as the Purchaser holds any 2016 Convertible Notes or shares of the Company’s common stock underlying the 2016 Convertible Notes.

The 2016 Convertible Notes will be issued and sold in two separate closings. The initial closing occurred on May 10, 2016. At the initial closing, the Company issued and sold a 2016 Convertible Note in a principal amount of $10.0 million to the Purchaser. The second closing will occur on the first trading day following the completion of the first three installment periods under the 2016 Convertible Notes and the satisfaction of certain other closing conditions, including certain equity conditions, such as that no Triggering Event (as defined below) has occurred. At the second closing, the Company will issue and sell a 2016 Convertible Note in a principal amount of $5.0 million to the Purchaser. The net proceeds from the sale of the 2016 Convertible Notes, after deducting estimated offering expenses payable by the Company, are expected to be approximately $14.9 million.

The 2016 Convertible Notes and the common stock underlying the 2016 Convertible Notes are being offered and sold pursuant to a prospectus filed with the Securities and Exchange Commission (the “SEC”) on April 9, 2015 and a prospectus supplement dated May 10, 2015, in connection with a takedown from the Company’s effective shelf registration statement on Form S-3 (File No. 333-203216) declared effective by the SEC on April 15, 2015.

The 2016 Convertible Notes will be general unsecured obligations of the Company. Unless earlier converted or redeemed, the 2016 Convertible Notes will mature on the 18-month anniversary of their respective issuance, subject to the rights of the holders to extend the maturity date in certain circumstances.

The 2016 Convertible Notes will be payable in monthly installments, in either cash at 118% of such installment amount or, at the Company’s option, subject to the satisfaction of certain equity conditions, shares of common stock at a discount to the then-current market price, subject to a price floor. In addition, in the event that the Company elects to pay all or any portion of a monthly installment in common stock, the holders of the 2016 Convertible Notes shall have the right to require that the Company repay in common stock an additional amount of the 2016 Convertible Notes not to exceed 50% of the cumulative sum of the aggregate amounts by which the dollar-weighted trading volume of the Company’s common stock for all trading days during the applicable installment period exceeds $200,000. In addition, if the volume-weighted average price of the Common Stock is (i) less than $1.00 for 30 consecutive trading days or (ii) less than $0.50 for five consecutive trading days (each, a “Triggering Event”), the Company may, at its option, defer up to three (3) monthly installments immediately following such Triggering Event.

The 2016 Convertible Notes contain customary terms and covenants, including certain events of default after which the holders may require the Company to all or any portion of their 2016 Convertible Notes in cash at a price equal to the greater of (i) 118% of the amount being redeemed and (ii) the intrinsic value of the shares of common stock issuable upon an installment payment of the amount being redeemed in shares.

In the event of a Fundamental Transaction (as defined in the 2016 Convertible Notes), holders of the 2016 Convertible Notes may require the Company to purchase all or any portion of their 2016 Convertible Notes at a price equal to the greater of (i) 118% of the amount being redeemed and (ii) the intrinsic value of the shares of common stock issuable upon an installment payment of the amount being redeemed in shares.

The Company has the right to redeem the 2016 Convertible Notes for cash, in whole, at any time, or in part, from time to time, at a redemption price of 118% of the principal amount of the 2016 Convertible Notes to be redeemed. In addition, upon the occurrence of a Triggering Event within four months of the issuance of any 2016 Convertible Notes, the Company will have the option to redeem such 2016 Convertible Notes in whole for cash at a redemption price of 112% of the principal amount of such 2016 Convertible Notes.

The 2016 Convertible Notes will be convertible from time to time, at the election of the holders, into shares of Common Stock at an initial conversion price of $1.90 per share. The conversion price will be subject to adjustment in the event of any stock split, reverse stock split, recapitalization, reorganization or similar transaction.

Notwithstanding the foregoing, the holders will not have the right to convert any portion of a Note, and the Company may not issue shares of common stock upon conversion or repayment of the 2016 Convertible Notes, if (a) the holder, together with its affiliates, would beneficially own in excess of 4.99% (or such other percentage as determined by the holder and notified to the Company in writing, not to exceed 9.99%, provided that any increase of such percentage will not be effective until 61 days after notice thereof) of the number of shares of the common stock outstanding immediately after giving effect to such conversion or payment, as applicable, or (b) the aggregate number of shares issued with respect to the 2016 Convertible Notes after giving effect to such conversion or payment, as applicable, would exceed 19.99% of the number of shares of the Company’s common stock outstanding as of May 10, 2016.

The holders may not re-sell any shares of common stock issued under the 2016 Convertible Notes at a price less than (i) in the case of shares issued at a price equal to or greater than $1.00, $1.05 per share and (ii) in the case of shares issued at a price less than $1.00, the price floor applicable to the installment period in which such shares are sold.

Hercules Loan Facility

The Company’s loan facility with Hercules requires the Company to maintain unrestricted, unencumbered cash in defined U.S. bank accounts in an amount equal to at least 50% of the principal amount outstanding under such facility. The Company received a waiver from Hercules with respect to non-compliance with such covenant through the date hereof.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and the related notes that appear elsewhere in this Form 10-Q. These discussions contain forward-looking statements reflecting our current expectations that involve risks and uncertainties which are subject to safe harbors under the Securities Act of 1933, as amended, or the Securities Act, and the Securities Exchange Act of 1934, as amended, or the Exchange Act. These forward looking statements include, but are not limited to, statements concerning our strategy of achieving a significant reduction in net cash outflows in 2016, future production capacity and other aspects of our future operations, ability to improve our production efficiencies, future financial position, future revenues, projected costs, expectations regarding demand and acceptance for our technologies, growth opportunities and trends in the market in which we operate, prospects and plans and objectives of management. The words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “will,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward looking statements. These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those in the forward-looking statements, including, without limitation, the risks set forth in Part II, Item 1A, “Risk Factors,” in this Quarterly Report on Form 10-Q and in our other filings with the Securities and Exchange Commission. We do not assume any obligation to update any forward-looking statements.

Trademarks

Amyris, the Amyris logo, Biofene, Biossance, Dial-A-Blend, Diesel de Cana , Evoshield, µPharm, Muck Daddy, Myralene, Neossance and No Compromise are trademarks or registered trademarks of Amyris, Inc. This report also contains trademarks and trade names of other business that are the property of their respective holders.

Overview

Amyris, Inc. (referred to as the “Company,” “Amyris,” “we,” “us,” or “our”) is a leading integrated industrial biotechnology company applying its technology platform to engineer, manufacture and sell high performance, low cost products into a variety of consumer and industrial markets, including cosmetics, flavors & fragrances (or F&F), solvents and cleaners, polymers, lubricants, healthcare products and fuels, and we are seeking to apply our technology to the development of pharmaceutical products. Our proven technology platform allows us to rapidly engineer microbes and use them as living factories to metabolize renewable, plant-sourced sugars into large volume, high-value hydrocarbon molecules. Using yeast as these living factories, our industrial fermentation process replaces existing complex and expensive chemical manufacturing processes. We believe industrial synthetic biology represents a third industrial revolution, bringing together biology and engineering to generate new, more sustainable materials to meet the growing global demand for bio-based replacements for petroleum, animal- or plant-derived chemicals. We continue to work to build demand for our current portfolio of products through a network of distributors and through direct sales, and are engaged in collaborations across a variety of markets, including personal care, performance chemicals and industrials, to drive additional product sales and partnership opportunities.

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

Amyris’ proprietary microbial engineering and screening technologies have industrialized bioengineering of microbes, and most of our efforts to date have been focused on engineering yeast. Our platform provides predictable and efficient “living factories” that allow us to convert plant-sourced sugars, primarily sugarcane syrup, through fermentation, into high-value hydrocarbon molecules instead of low-value alcohol. We are able to use a wide variety of feedstocks for production, but have focused on accessing Brazilian sugarcane for our large-scale production because of its renewability, low cost and relative price stability. We have also successfully used other feedstocks such as sugar beets, corn dextrose, sweet sorghum and cellulosic sugars at various manufacturing facilities.

We are currently producing four molecules at our industrial fermentation plant: artemisinic acid, farnesene and two fragrance molecules. We and our partners develop products from these molecules for several target markets, including cosmetics, F&F, solvents, polymers, industrials and healthcare products, and we are pursuing arrangements with a number of drug companies for their use of our molecules to develop pharmaceutical products. We are engaged in collaborations with multiple companies that are leaders within their respective markets, including affiliates of Total S.A., the international energy company (or “Total”), and worldwide leaders in specialty chemicals, consumer care, F&F, food ingredients and health, and who sell our ingredients to hundreds of brands that serve millions of consumers.

Our mission is to apply inspired science to deliver sustainable solutions for a growing world. We seek to become the world’s leading provider of renewable, high-performance alternatives to non-renewable products. In the past, choosing a renewable product often required producers to compromise on performance or price. With our technology, leading consumer brands can develop products made from renewable sources that offer equivalent or better performance and stable supply with competitive pricing. We call this our No Compromise® value proposition. We aim to improve the world one molecule at a time by providing the best alternatives to non-renewable products.

We have developed and are operating our company under a business model that generates cash from both collaborations and from product sales. We believe this combination will enable us to realize our vision of becoming the world’s leading renewable products company.

Relationship with Total

In July 2012 and December 2013, we entered into a series of agreements (or the “Total Fuel Agreements”) to establish a research and development program and form a joint venture with Total Energies Nouvelles Activités USA (formerly known as Total Gas & Power USA, SAS, and referred to as “Total”) to produce and commercialize Biofene-based diesel and jet fuels, and formed such joint venture, Total Amyris BioSolutions B.V. (or “TAB”), in November 2013. With an exception for our fuels business in Brazil, the collaboration and joint venture established the exclusive means for us to develop, produce and commercialize fuels from Biofene. We granted TAB exclusive licenses under certain of our intellectual property to make and sell joint venture products. We also granted TAB, in the event of a buy-out of our interest in the joint venture by Total (which Total was entitled to do under certain circumstances described below), a non-exclusive license to optimize or engineer yeast strains used by us to produce farnesene for the joint venture’s diesel and jet fuels. As a result of these licenses, we generally no longer had an independent right to make or sell Biofene fuels outside of Brazil without the approval of Total.

Our agreements with Total relating to our fuels collaboration created a convertible debt financing structure for funding the research and development program. The Total Fuel Agreements contemplated approximately $105.0 million in financing (or “R&D Notes”) for the collaboration, which as of January 2015, had been completely funded by Total.

In July 2015, we entered into a Letter Agreement with Total (or, as amended in February 2016, the “TAB Letter Agreement”) regarding the restructuring of the ownership and rights of TAB (or the “Restructuring”), pursuant to which the parties agreed to enter into an Amended & Restated Jet Fuel License Agreement between us and TAB (or the “Jet Fuel Agreement”), a License Agreement regarding Diesel Fuel in the European Union (or the “EU”) between us and Total (or the “EU Diesel Fuel Agreement” and together with the Jet Fuel Agreement, the “Commercial Agreements”), and an Amended and Restated Shareholders’ Agreement among us, Total and TAB (or, together with the Commercial Agreements, the “Restructuring Agreements”), and file a Deed of Amendment of Articles of Association of TAB, all in order to reflect certain changes to the ownership structure of TAB and license grants and related rights pertaining to TAB.

Additionally, in connection with the proposed Restructuring, in July 2015 we and Total entered into Amendment #1 (or the "Pilot Plant Agreement Amendment") to that certain Pilot Plant Services Agreement dated as of April 4, 2014 (or, as amended, the "Pilot Plant Agreement") whereby we and Total agreed to restructure the payment obligations of Total under the Pilot Plant Agreement. Under the Pilot Plant Agreement, for a five year period, we are providing certain fermentation and downstream separations scale-up services and training to Total and, as originally contemplated, we were to receive an aggregate annual fee payable by Total for all services in the amount of up to approximately $900,000 per annum. Such annual fee was due in three equal installments payable on March 1, July 1 and November 1 each year during the term of the Pilot Plant Agreement. Under the Pilot Plant Agreement Amendment, in connection with the restructuring of TAB discussed above, we agreed to waive a portion of these fees up to approximately $2.0 million, over the term of the Pilot Plant Agreement.

On March 21, 2016, we, Total and TAB closed the Restructuring and entered into the Restructuring Agreements.

Under the Jet Fuel Agreement, (a) we granted exclusive (excluding our Brazil jet fuel business), world-wide, royalty-free rights to TAB for the production and commercialization of farnesene- or farnesane-based jet fuel, (b) we granted TAB the option, until March 1, 2018, to purchase our Brazil jet fuel business at a price based on the fair value of the commercial assets and on our investment in other related assets, (c) we granted TAB the right to purchase farnesene or farnesane for its jet fuel business from us on a “most-favored” pricing basis and (d) all rights to farnesene- or farnesane-based diesel fuel previously granted to TAB by us reverted back to us.

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

In addition, as part of the closing of the Restructuring and pursuant the TAB Letter Agreement, on March 21, 2016, we sold to Total one half of our ownership stake in TAB (giving Total an aggregate ownership stake of 75% of TAB and giving us an aggregate ownership stake of 25% of TAB) in exchange for Total cancelling (i) approximately $1.3 million of R&D Notes, plus all paid-in-kind and accrued interest under all outstanding R&D Notes (including all such interest that was outstanding as of July 29, 2015) and (ii) a note in the principal amount of Euro 50,000, plus accrued interest, issued to Total in connection with the original TAB capitalization. To satisfy its purchase obligation above, Total surrendered to us the remaining R&D Note of approximately $5 million in principal amount, and we executed and delivered to Total a new, senior convertible note, containing substantially similar terms and conditions other than it is unsecured and its payment terms are severed from TAB’s business performance, in the principal amount of $3.7 million.

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

Sales and Revenue

Our revenues are comprised of product revenues and grants and collaborations revenues. We generate the substantial majority of our product revenues from sales to distributors or collaborators and only a small portion from direct sales, although we are beginning to market and sell some of our products directly to end-consumers, initially in the cosmetics and industrial cleaning markets. To commercialize our initial Biofene-derived product, squalane, in the cosmetics sector for use as an emollient, we have entered into certain marketing and distribution agreements in Europe, Asia, and North America. As an initial step towards commercialization of Biofene-based diesel, we entered into agreements with municipal fleet operators in Brazil. Pursuant to our agreements with Total, future commercialization of our jet fuel products outside of Brazil would generally occur exclusively through certain agreements entered into by and among Amyris, Total and TAB. For the industrial lubricants market, we established a joint venture with Cosan for the worldwide development, production and commercialization of renewable base oils in the lubricant sector. We have also entered into certain supply agreements with customers in the F&F industry to commercialize products derived from our fragrance molecules. In addition, we have entered into, and continue to look for, research and development collaboration arrangements pursuant to which we receive payments from our collaborators, which include Total, Manufacture Francaise de Pnematiques Michelin, The Defense Advanced Research Projects Agency and Cosan US, Inc. Some of such collaboration arrangements include advance payments in consideration for grants of exclusivity or research efforts to be performed by us. Once a collaboration agreement has been signed, receipt of payments may depend on our achievement of milestones. See Note 8, “Significant Agreements” for more details regarding these agreements and arrangements.

Financing

In 2015, and through the first quarter of 2016, we completed multiple financings involving loans, convertible debt and equity offerings.

In January 2015, we closed a second installment of the $21.7 million in convertible notes from Total under the Total Fuel Agreements, as described in more detail in Note 5, "Debt", in the amount of $10.85 million.

In July 2015, we sold to certain purchasers 16,025,642 shares of our common stock at a price per share of $1.56, for aggregate proceeds to us of $25 million. We also granted to the purchasers warrants exercisable at an exercise price of $0.01 per share for the purchase of an aggregate of 1,602,562 shares of our common stock. The exercisability of these warrants was subject to stockholder approval, which was obtained on September 17, 2015.

In October 2015, we issued $57.6 million aggregate principal amount of 9.50% Convertible Senior Notes due 2019 to certain qualified institutional buyers, as described in more detail in Note 5, “Debt.”

In February 2016, we issued to certain purchasers an aggregate of $20.0 million of unsecured promissory notes and warrants for the purchase, at an exercise price of $0.01 per share, of an aggregate of 2,857,142 shares of our common stock, as described in more detail in Note 5, “Debt.” The exercisability of these warrants is subject to stockholder approval, which we intend to solicit at our 2016 annual meeting of stockholders.

In March 2016, we sold to Total one half of our ownership stake in TAB in exchange for Total cancelling $1.3 million of R&D Notes and certain other indebtedness, as described in more detail under “Relationship with Total” above and in Note 5, “Debt” and Note 7 “Joint Ventures and Noncontrolling Interest.”

Exchange (debt conversion)

On July 29, 2015, we closed the "Exchange" pursuant to that certain Exchange Agreement, dated as of July 26, 2015 (the “ Exchange Agreement ”), among us, Maxwell (Mauritius) Pte Ltd (or “Temasek”) and Total.

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

In February 2016, as a result of the adjustment to the conversion price of our senior convertible notes issued in October 2013 (the “Tranche I Notes”) and January 2014 (the “Tranche II Notes”) discussed in Note 5, “Debt,” the Temasek Funding Warrant became exercisable for an additional 127,194 shares of common stock.

As of March 31, 2016, the Total Funding Warrant, the Temasek Exchange Warrant, and the 2013 Warrant had been fully exercised, and Temasek had exercised the Temasek Funding Warrant with respect to 12,700,244 shares of our common stock. Neither the Total R&D Warrant nor the Temasek R&D Warrant were exercisable as of March 31, 2016.

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

Liquidity

We have incurred significant losses since our inception and believe that we will continue to incur losses and negative cash flow from operations through at least 2017. As of March 31, 2016, we had an accumulated deficit of $1,052.4 million and had cash, cash equivalents and short term investments of $9.3 million. We have significant outstanding debt and contractual obligations related to capital and operating leases, as well as purchase commitments. Refer to "Liquidity and Capital Resources" for further details.

Results of Operations

Comparison of Three Months Ended March 31, 2016 and 2015

Revenues

	Three Months Ended March 31,		Period-to-period Change	Percentage Change
	2016	2015
	(Dollars in thousands)
Revenues
Renewable product sales	$3,140	$2,095	$1,045	50%
Grants and collaborations revenue	5,671	5,777	(106)	(2)%
Total revenues	$8,811	$7,872	$939	12%

Our total revenues increased by $0.9 million to $8.8 million for the three months ended March 31, 2016, as compared to the same period in the prior year, primarily due to a $1.0 million increase in product sales.

Product sales increased by $1.0 million to $3.1 million for the three months ended March 31, 2016, as compared to the same period in the prior year, primarily due to the sale of a flavors and fragrances ingredient to a collaborator.

Cost and Operating Expenses

	Three Months Ended March 31,		Period-to-period Change	Percentage Change
	2016	2015
	(Dollars in thousands)
Cost of products sold	$11,178	$6,643	$4,535	68%
Research and development	11,906	12,010	(104)	(1)%
Sales, general and administrative	12,266	14,381	(2,115)	(15)%
Total cost and operating expenses	$35,350	$33,034	$2,316	7%

Our cost of products sold includes cost of raw materials, labor and overhead, amounts paid to contract manufacturers, period costs related to inventory write-downs resulting from applying lower of cost or market inventory valuations, and costs related to scale-up in production of such products. Our cost of products sold increased by $4.5 million to $11.2 million for the three months ended March 31, 2016, as compared to the same period in the prior year, primarily driven by the cost of sales of a new personal care ingredient and excess capacity charges of $2.8 million based on the timing of production.

Research and Development Expenses

Our research and development expenses were $11.9 million for the three months ended March 31, 2016, which were consistent with $12.0 million in the same period in the prior year.

Sales, General and Administrative Expenses

Our sales, general and administrative expenses decreased by $2.1 million to $12.3 million for the three months ended March 31, 2016, as compared to the same period in the prior year, primarily as a result of our overall cost reduction efforts. The decrease was attributable to a $1.5 million reduction in personnel-related expenses including lower stock-based compensation expense and $0.6 million was attributable to reductions in consulting and outside services and other expenses.

Other Income (Expense)

	Three Months Ended March 31,		Period-to-period Change	Percentage Change
	2016	2015
	(Dollars in thousands)
Other income (expense):
Interest income	$57	$86	$(29)	(34)%
Interest expense	(8,359)	(8,482)	123	-1%
Gain/(loss) from change in fair value of derivative instruments	21,678	(17,412)	39,090	(225)%
Loss upon extinguishment of debt	(216)	—	(216)	nm
Other income (expense), net	(1,814)	(369)	(1,445)	392%
Total other income (expense)	$11,346	$(26,177)	$37,523s	(143)%

Total other income increased by approximately $37.5 million to $11.3 million for the three months ended March 31, 2016, as compared to the same period in the prior year. The increase was primarily attributable to the change in fair value of derivative instruments of $39.1 million, attributed to the compound embedded derivative liabilities associated with our senior secured convertible promissory notes and the change in fair value of our interest rate swap derivative liability. The change was driven by fluctuation of various inputs used in the valuation models from one reporting period to another, such as stock price, credit risk rate and estimated stock volatility.

Liquidity and Capital Resources

	March 31, 2016	December 31, 2015
	(Dollars in thousands)
Working capital deficit, excluding cash and cash equivalents	$(74,951)	$(53,139)
Cash and cash equivalents and short-term investments	$9,270	$13,512
Debt and capital lease obligations	$171,000	$156,755
Accumulated deficit	$(1,052,412)	$(1,037,104)

	Three Months Ended March 31,
	2016	2015
	(Dollars in thousands)
Net cash used in operating activities	$(23,743)	$(3,276)
Net cash used in investing activities	$(8)	$(1,068)
Net cash provided by financing activities	$19,063	$7,318

Working Capital Deficit. Our working capital deficit, excluding cash and cash equivalents, was $75.0 million at March 31, 2016, which represents an increase of $21.8 million compared to a working capital deficit of $53.1 million at December 31, 2015. The increase of $21.8 million in working capital deficit during the three months ended March 31, 2016 was primarily due to an increase of $19.1 million in current portion of debt, together with decreases of $3.3 million in inventory, $0.9 million in other prepaid expense and other current assets and $0.1 million in short term investment, offset by an increase of $1.6 million in accounts receivable.

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

We expect to fund our operations for the foreseeable future with cash and investments currently on hand, cash inflows from collaboration and grant funding, cash contributions from product sales, and proceeds from new debt and equity financings. Some of our anticipated financing sources, such as research and development collaborations and debt and equity financings, are subject to risk that we cannot meet milestones, are not yet subject to definitive agreements or mandatory funding commitments and, if needed, we may not be able to secure additional types of financing in a timely manner or on reasonable terms, if at all. Our planned 2016 workisng capital needs and our planned operating and capital expenditures for 2016 are dependent on significant inflows of cash from renewable product revenues, existing collaboration partners and funds under existing equity facilities, as well as additional funding from new collaborations and new debt and equity financings. We will continue to need to fund our research and development and related activities and to provide working capital to fund production, storage, distribution and other aspects of our business.

Liquidity. We have incurred significant losses since our inception and believe that we will continue to incur losses and have negative cash flow from operations through at least 2017. As of March 31, 2016, we had an accumulated deficit of $1,052.4 million and had cash, cash equivalents and short term investments of $9.3 million. In March 2016, we entered into an At Market Issuance Sales Agreement under which we may issue and sell shares of our common stock having an aggregate offering price of up to $50.0 million from time to time in “at the market” offerings under our Registration Statement on Form S-3 (File No. 333-203216). This agreement includes no commitment by other parties to purchase shares we offer for sale. See Note 8, “Significant Agreements” for further details. As of the date hereof, $50.0 million remained available for future issuance under this facility. In addition, on April 8, 2016, we entered into a Securities Purchase Agreement with the Bill & Melinda Gates Foundation for the sale of 4,385,964 shares of our common stock at a purchase price per share equal to $1.14, for aggregate proceeds of approximately $5,000,000. Refer to Note 18, “Subsequent Events” for further details. We have significant outstanding debt and contractual obligations related to capital and operating leases, as well as purchase commitments.

As of March 31, 2016, our debt, net of discount and issuance costs of $52.4 million, totaled to $170.4 million, of which $55.3 million is classified as current. In addition to upcoming debt maturities, our debt service obligations over the next twelve months are significant, including $21.4 million of anticipated interest payments. Our debt agreements also contain various covenants, including restrictions on our business that could cause us to be at risk of defaults, such as the requirement to maintain unrestricted, unencumbered cash in defined U.S. bank accounts amount equal to at least 50% of the principal amount outstanding under the Hercules Loan Facility. A failure to comply with the covenants and other provisions of our debt instruments, including any failure to make a payment when required would generally result in events of default under such instruments, which could permit acceleration of such indebtedness. If such indebtedness is accelerated, it would generally also constitute an event of default under our other outstanding indebtedness, permitting acceleration of such other outstanding indebtedness. Any required repayment of our indebtedness as a result of acceleration or otherwise would lower our current cash on hand such that we would not have those funds available for use in our business or for payment of other outstanding indebtedness. Refer to Note 5, "Debt" and Note 6, “Commitments and Contingencies” for further details of our debt arrangements. In addition, refer to Note 18, “Subsequent Events” for further details regarding the Company’s compliance with covenants in its loan facility with Hercules.

Our condensed consolidated financial statements as of and for the three months ended March 31, 2016 have been prepared on the basis that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. Our ability to continue as a going concern will depend, in large part, on our ability to obtain necessary financing, which is uncertain. The financial statements do not include any adjustments that might result from the outcome of this uncertainty, which could have a material adverse effect on our financial condition. In addition, if we are unable to continue as a going concern, we may be unable to meet our obligations under our existing debt facilities, which could result in an acceleration of our obligation to repay all amounts outstanding under those facilities, and we may be forced to liquidate our assets. In such a scenario, the values we receive for our assets in liquidation or dissolution could be significantly lower than the values reflected in our financial statements.

Our operating plan for 2016 contemplates a significant reduction in our net cash outflows, resulting from (i) revenue growth from sales of existing and new products with positive gross margins, (ii) reduced production costs as a result of manufacturing and technical developments, (iii) increased cash inflows from collaborations, (iv) reducing operating expenses, and (v) access to various financing commitments (see Note 5, “Debt” and Note 8, “Significant Agreements” for details of financing commitments, and Note 18 “Subsequent Events” for details of financing transactions subsequent to March 31, 2016).

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

If we are unable to raise additional financing, or if other expected sources of funding are delayed or not received, our ability to continue as a going concern would be jeopardized and we would take the following actions to support our liquidity needs through the remainder of 2016 and into 2017:

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

Collaboration Funding. For the three months ended March 31, 2016, we received $2.1 million in cash from collaborations, including $0.8 million under a collaboration agreement with a flavors and fragrances partner.

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

Government Contracts. In September 2015, we entered into a Technology Investment Agreement (the “TIA”) with The Defense Advanced Research Project Agency (or “DARPA”) under which we, with the assistance of five specialized subcontractors, will work to create new research and development tools and technologies for strain engineering and scale-up activities. The program that is the subject of the TIA is being performed and funded on a milestone basis. Under the TIA, we and our subcontractors could collectively receive DARPA funding of up to $35.0 million over the program’s four year term if all of the program’s milestones are achieved. In conjunction with DARPA’s funding, we and our subcontractors are obligated to collectively contribute approximately $15.5 million toward the program over its four year term (primarily by providing specified labor and/or purchasing certain equipment). We can elect to retain title to the patentable inventions we produce in the program, but DARPA receives certain data rights as well as a government purposes license to certain of such inventions. Either party may, upon written notice and subject to certain consultation obligations, terminate the TIA upon a reasonable determination that the program will not produce beneficial results commensurate with the expenditure of resources. Through March 31, 2016, we had recognized $1.2 million in revenue under this agreement, of which $1.2 million was recognized during the three months ended March 31, 2016. Total cash received under this agreement as of March 31, 2016 was $1.2 million, of which $1.2 million was received during the three months ended March 31, 2016.

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

On October 4, 2013, we issued a senior secured promissory note in the principal amount of $35.0 million (or the "Temasek Bridge Note") to Temasek for cash proceeds of $35.0 million. The Temasek Bridge Note was due on February 2, 2014 and accrued interest at a rate of 5.5% per month from October 4, 2013. The Temasek Bridge Note was cancelled as payment for Temasek's purchase of a first tranche convertible note in the initial closing of the August 2013 Financing, as described below.

In October 2013, we amended the August 2013 SPA to include certain entities affiliated with FMR LLC (or the “Fidelity Entities”) in the first tranche closing (participating for a principal amount of $7.6 million), and to proportionally increase the amount acquired by exchange and cancellation of outstanding convertible promissory notes by Total to $14.6 million ($9.2 million in the first tranche and up to $5.4 million in the second tranche). Also in October 2013, we completed the closing of the Tranche I Notes for cash proceeds of $7.6 million and cancellation of outstanding convertible promissory notes of $44.2 million, of which $35.0 million resulted from the cancellation of the Temasek Bridge Note. In December 2013, we amended the August 2013 SPA to sell $3.0 million of senior convertible notes under the second tranche of the August 2013 Financing to funds affiliated with Wolverine Asset Management, LLC and we elected to call $25.0 million in additional funds from Temasek pursuant to its previous commitment to purchase such amount of convertible promissory notes in the second tranche. Additionally, pursuant to that amendment, we sold approximately $6.0 million of convertible promissory notes in the second tranche to Total through cancellation of the same amount of principal of previously outstanding convertible notes held by Total (in respect of Total’s preexisting contractual right to maintain its pro rata ownership position through such cancellation of indebtedness). The closing of the sale of such Tranche II Notes under the December amendment to the August 2013 SPA occurred in January 2014. The August 2013 Financing is more fully described in Note 5, "Debt."

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

On October 20, 2015, we issued $57.6 million aggregate principal amount of the Company's 9.50% Convertible Senior Notes due 2019 (the “2015 144A Notes”), which were sold only to qualified institutional buyers and institutional accredited investors in a private placement (the “2015 144A Offering”) under the Securities Act. The 2015 144A Offering is described in more detail in Note 5, "Debt."

In March 2016, we sold to Total one half of our ownership stake in TAB in exchange for Total cancelling $1.3 million of R&D Notes and certain other indebtedness, as described in more detail under “Relationship with Total” above and in Note 5, “Debt” and Note 7 “Joint Ventures and Noncontrolling Interest.”

Export Financing with ABC Brasil. In March 2013, we entered into a one-year export financing agreement with ABC for approximately $2.5 million to fund exports through March 2014. This loan was collateralized by future exports from our subsidiary in Brazil. As of March 31, 2016, the loan was fully paid.

In March 2014, we entered into an additional one-year-term export financing agreement with ABC for approximately $2.2 million to fund exports through March 2015. This loan is collateralized by future exports from our subsidiary in Brazil. As of March 31, 2016, the loan was fully paid.

In April 2015, we entered into an additional one-year-term export financing agreement with ABC for approximately $1.6 million to fund exports through April 2016. This loan is collateralized by future exports from our subsidiary in Brazil. As of March 31, 2016, the principal amount outstanding under this agreement was $1.6 million.

Banco Pine/Nossa Caixa Financing. In July 2012, we entered into a Note of Bank Credit and a Fiduciary Conveyance of Movable Goods agreement with each of Nossa Caixa and Banco Pine. Under these instruments, we borrowed an aggregate of R$52.0 million (approximately US$14.6 million based on the exchange rate as of March 31, 2016) as financing for capital expenditures relating to our manufacturing facility in Brotas, Brazil. Under the loan agreements, Banco Pine agreed to lend R$22.0 million and Nossa Caixa agreed to lend R$30.0 million. The loans have a final maturity date of July 15, 2022 and bear a fixed interest rate of 5.5% per year. The loans are also subject to early maturity and delinquency charges upon occurrence of certain events including interruption of manufacturing activities at our manufacturing facility in Brotas, Brazil for more than 30 days, except during sugarcane off-season. The loans are secured by certain of our farnesene production assets at the manufacturing facility in Brotas, Brazil and we were required to provide parent guarantees to each of the lenders. As of March 31, 2016 and December 31, 2015, a principal amount of $11.6 million and $11.0 million, respectively, was outstanding under these loan agreements.

BNDES Credit Facility. In December 2011, we entered into a credit facility with Banco Nacional de Desenvolvimento Econômico e Social (or BNDES), a government-owned bank headquartered in Brazil (or the "BNDES Credit Facility") to finance a production site in Brazil. The BNDES Credit Facility was for R$22.4 million (approximately US$6.3 million based on the exchange rate as of March 31, 2016). The credit line is divided into an initial tranche for up to approximately R$19.1 million and an additional tranche of approximately R$3.3 million that becomes available upon delivery of additional guarantees. As of March 31, 2016 and December 31, 2015, we had R$6.7 million (approximately US$1.9 million based on the exchange rate as of March 31, 2016) and R$7.6 million (approximately US$1.9 million based on the exchange rate as of December 31, 2015), respectively, in outstanding advances under the BNDES Credit Facility.

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

The BNDES Credit Facility is collateralized by first priority security interest in certain of our equipment and other tangible assets totaling R$24.9 million (approximately US$7.0 million based on the exchange rate as of December 31, 2016). We are a parent guarantor for the payment of the outstanding balance under the BNDES Credit Facility. Additionally, we were required to provide a bank guarantee equal to 10% of the total approved amount (R$22.4 million in total debt) available under the BNDES Credit Facility. For advances in the second tranche (above R$19.1 million), we are required to provide additional bank guarantees equal to 90% of each such advance, plus additional Amyris guarantees equal to at least 130% of such advance. The BNDES Credit Facility contains customary events of default, including payment failures, failure to satisfy other obligations under the credit facility or related documents, defaults in respect of other indebtedness, bankruptcy, insolvency and inability to pay debts when due, material judgments, and changes in control of Amyris Brasil. If any event of default occurs, BNDES may terminate its commitments and declare immediately due all borrowings under the facility.

FINEP Credit Facility. In November 2010, we entered into a credit facility with Financiadora de Estudos e Projetos (or "FINEP"), a state-owned company subordinated to the Brazilian Ministry of Science and Technology (or the “FINEP Credit Facility”) to finance a research and development project on sugarcane-based biodiesel (or the “FINEP Project”) and provided for loans of up to an aggregate principal amount of R$6.4 million (approximately US$1.8 million based on the exchange rate as of March 31, 2016) which are secured by a chattel mortgage on certain equipment of Amyris as well as by bank letters of guarantee. All available credit under this facility was fully drawn. As of March 31, 2016, the total outstanding loan balance under this credit facility was R$3.0 million (approximately US$0.8 million based on the exchange rate as of March 31, 2016).

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

As of March 31, 2016, $31.7 million was outstanding under the Hercules Loan Facility, net of discount and issuance cost of $0.3 million. The Company’s loan facility with Hercules requires the Company to maintain unrestricted, unencumbered cash in defined U.S. bank accounts in an amount equal to at least 50% of the principal amount outstanding under such facility. The Company received a waiver from Hercules with respect to non-compliance with such covenant through the date hereof.

February 2016 Private Placement. In February 2016, we issued to certain purchasers an aggregate of $20.0 million of unsecured promissory notes and warrants for the purchase, at an exercise price of $0.01 per share, of an aggregate of 2,857,142 shares of our common stock, as described in more detail in Note 5, “Debt.” The exercisability of these warrants is subject to stockholder approval, which we intend to solicit at our 2016 annual meeting of stockholders.

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

In July 2015, we entered into a Securities Purchase Agreement with certain purchasers under which we agreed to sell 16,025,642 shares of our common stock at a price of $1.56 per share, for aggregate proceeds to the Company of $25 million. The sale of common stock under the Securities Purchase Agreement was completed on July 29, 2015. Pursuant to the Securities Purchase Agreement, the Company granted to each of the purchasers a warrant exercisable at an exercise price of $0.01 per share for the purchase of a number of shares of the Company’s common stock equal to 10% of the shares purchased by such investor. The exercisability of the warrants was subject to stockholder approval, which was obtained on September 17, 2015.

On April 8, 2016, we entered into a Securities Purchase Agreement with the Bill & Melinda Gates Foundation for the sale of 4,385,964 shares of our common stock at a purchase price per share equal to $1.14, for aggregate proceeds to the Company of approximately $5,000,000, as described in more detail in Note 18, “Subsequent Events.”

Cash Flows during the Three Months Ended March 31, 2016 and 2015

Cash Flows from Operating Activities

Our primary uses of cash from operating activities are costs related to production and sales of our products and personnel-related expenditures, offset by cash received from product sales, grants and collaborations. Cash used in operating activities was $23.7 million and $3.3 million for the three months ended March 31, 2016 and 2015, respectively.

Net cash used in operating activities of $23.7 million for the three months ended March 31, 2016 was attributable to our net loss of $15.3 million, offset by net non-cash charges of $12.5 million and net change in our operating assets and liabilities of $4.0 million. Net non-cash charges of $12.5 million for the three months ended March 31, 2016 consisted primarily of a $21.7 million change in the fair value of derivative instruments related to the embedded derivative liabilities associated with our senior secured convertible promissory notes and currency interest rate swap derivative liability, offset by $2.9 million of depreciation and amortization expenses, $3.0 million of amortization of debt discount and issuance costs, $2.1 million of stock-based compensation, $1.1 million on loss on foreign currency exchange rates and $0.2 million on loss from extinguishment of debt. Net change in operating assets and liabilities of $4.0 million for the three months ended March 31, 2016 primarily consisted of $2.9 million increase in accrued other liabilities and $3.9 million decrease in inventory, offset by $1.8 million increase in account receivable and $1.0 million decrease in accounts payable and deferred rent.

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

Cash Flows from Investing Activities

Our investing activities consist primarily of capital expenditures and other investment activities. Net cash used in investing activities of $0.0 million for the three months ended March 31, 2016, resulted from $1.3 million of short-term investments and $0.3 million of purchases of property, plant and equipment, offset by $1.6 million of maturities of short-term investments.

Net cash used in investing activities of $1.1 million for the three months ended March 31, 2015, resulted from $1.1 million of purchases of property, plant and equipment, net of disposals due to maintenance and upgrades at our facilities in Brotas, Brazil and North Carolina, USA.

Cash Flows from Financing Activities

Net cash provided by financing activities of $19.1 million for the three months ended March 31, 2016, was a result of the receipt of $20.0 million of proceeds from debt issued to related parties, offset by $0.7 million of principal payments on debt, $0.2 million of principal payments on capital leases and 0.1 million of employee's taxes paid upon vesting of restricted stock units.

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

Contractual Obligations

The following is a summary of our contractual obligations as of March 31, 2016 (in thousands):

	Total	2016	2017	2018	2019	2020	Thereafter
Principal payments on debt	$225,719	$31,966	$42,471	$22,611	$118,952	$1,827	$2,892
Interest payments on debt, fixed rate(1)	52,193	17,858	14,188	14,171	5,635	211	130
Operating leases	50,691	5,196	6,805	6,820	6,758	6,994	18,118
Principal payments on capital leases	640	396	217	27	—	—	—
Interest payments on capital leases	51	34	16	1	—	—	—
Terminal storage costs	17	17	—	—	—	—	—
Purchase obligations(2)	1,295	562	709	24	—	—	—
Total	$330,606	$56,029	$69,406	$43,654	$131,345	$9,032	$21,140

____________________

(2)	Does not include any obligations related to make-whole interest or downround provisions. The fixed interest rates are more fully described in Note 5, Debt” of our condensed consolidated financial statements.

(2)	Purchase obligations include noncancellable contractual obligations and construction commitments of $0.5 million, of which zero have been accrued as loss on purchase commitments.

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

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio and our outstanding debt obligations (including embedded derivatives therein). We generally invest our cash in investments with short maturities or with frequent interest reset terms. Accordingly, our interest income fluctuates with short-term market conditions. As of March 31, 2016, our investment portfolio consisted primarily of money market funds and certificates of deposit, all of which are highly liquid investments. Due to the short-term nature of our investment portfolio, we do not believe that an immediate 10% increase in interest rates would have a material effect on the fair value of our portfolio. Since we believe we have the ability to liquidate this portfolio, we do not expect our operating results or cash flows to be materially affected to any significant degree by a sudden change in market interest rates on our investment portfolio. Additionally, as of March 31, 2016, 100% of our outstanding debt is in fixed rate instruments or instruments which have capped rates. Therefore, our exposure to the impact of variable interest rates is limited. Changes in interest rates may significantly change the fair value of our embedded derivative liabilities.

Foreign Currency Risk

Most of our sales contracts are principally denominated in U.S. dollars and, therefore, our revenues are currently not subject to significant foreign currency risk. The functional currency of our wholly-owned consolidated subsidiary in Brazil is the local currency (Brazilian real) in which recurring business transactions occur. We do not use currency exchange contracts as hedges against amounts permanently invested in our foreign subsidiary. The amount we consider permanently invested in our foreign subsidiary and translated into U.S. dollars using the March 31, 2016 exchange rate is $109.3 million as of March 31, 2016 and $99.5 million at December 31, 2015. The increase in the permanent investments in our foreign subsidiary between December 31, 2015 and March 31, 2016 is due to the depreciation of the U.S. dollar versus the Brazilian real. The potential loss in value, which would be principally recognized in Other Comprehensive Loss, resulting from a hypothetical 10% adverse change in quoted Brazilian real exchange rates, is $1.6 million and $4.9 million as of March 31, 2016 and December 31, 2015, respectively. Actual results may differ.

We make limited use of derivative instruments, which include currency interest rate swap agreements, to manage the Company's exposure to foreign currency exchange rate and interest rate related to the Company's Banco Pine loan. In June 2012, we entered into a currency interest rate swap arrangement with Banco Pine for R$22.0 million (approximately US$6.2 million based on the exchange rate as of March 31, 2016). The swap arrangement exchanges the principal and interest payments under the Banco Pine loan entered into in July 2012 for alternative principal and interest payments that are subject to adjustment based on fluctuations in the foreign exchange rate between the U.S. dollar and Brazilian real. The swap has a fixed interest rate of 3.94%. This arrangement hedges the fluctuations in the foreign exchange rate between the U.S. dollar and Brazilian real.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer (or “CEO”) and chief financial officer (or “CFO”), evaluated the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15(e) under the Securities Exchange Act of 1934, as amended (or the “Exchange Act”), as of the end of the period covered by this Quarterly Report on Form 10-Q.  Based on this evaluation, our CEO and CFO concluded that, as of March 31, 2016, our disclosure controls and procedures are designed and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during our first fiscal quarter ended March 31, 2016 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have incurred significant losses in each year since our inception and believe that we will continue to incur losses and negative cash flow from operations into at least 2017. As of March 31, 2016, we had an accumulated deficit of $1,052.4 million and had cash, cash equivalents and short term investments of $9.3 million. We have significant outstanding debt and contractual obligations related to capital and operating leases, as well as purchase commitments of $1.3 million. As of March 31, 2016, our debt totaled $170.4 million, net of discount and issuance cost of $52.4 million, of which $55.3 million is classified as current. Our debt service obligations over the next twelve months are significant, including approximately $21.4 million of anticipated interest payments (excluding interest paid in kind by adding to outstanding principal) and may include potential early conversion payments of up to approximately $16.2 million (assuming all note holders convert) under our outstanding convertible promissory notes sold on October 20, 2015 pursuant to Rule 144A of the Securities Act (or the "2015 144A Notes"). Furthermore, our debt agreements contain various financial and operating covenants, including restrictions on business that could cause us to be at risk of defaults. We expect to incur additional costs and expenses related to the continued development and expansion of our business, including construction and operation of our manufacturing facilities, contract manufacturing, research and development operations, and operation of our pilot plants and demonstration facility. There can be no assurance that we will ever achieve or sustain profitability on a quarterly or annual basis.

Our unaudited condensed consolidated financial statements as of and for the three months ended March 31, 2016 have been prepared on the basis that we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. We have incurred significant losses since our inception and we expect that we will continue to incur losses as we aim to successfully execute our business plan and will be dependent on additional public or private financings, collaborations or licensing arrangements with strategic partners, or through additional credit lines or other debt financing sources to fund continuing operations. Based on our cash balances, recurring losses since inception and our existing capital resources to fund our planned operations for a twelve month period, there is substantial doubt about our ability to continue as a going concern. Our operating plan for 2016 contemplates a significant reduction in our net cash outflows resulting from (i) revenue growth from sales of existing and new products with positive gross margins, (ii) reduced production costs as a result of manufacturing and technical developments, (iii) increased cash inflows from collaborations, (iv) reduced operating expenses, and (v) access to various financing commitments. In addition, as noted below, for our 2016 operating plan, we are dependent on funding from sources that are not subject to existing commitments. We will need to obtain additional funding from equity or debt financings, which may require us to agree to burdensome covenants, grant further security interests in our assets, enter into collaboration and licensing arrangements that require us to relinquish commercial rights, or grant licenses on terms that are not favorable. No assurance can be given at this time as to whether we will be able to achieve our expense reduction or fundraising objectives, regardless of the terms. If we are unable to raise additional financing, or if other expected sources of funding are delayed or not received, our ability to continue as a going concern would be jeopardized and we may be forced to delay, scale back or eliminate some of our general and administrative, research and development, or production activities or other operations and reduce investment in new product and commercial development efforts in an effort to provide sufficient funds to continue our operations. If any of these events occurs, our ability to achieve our development and commercialization goals would be adversely affected. In addition, if we are unable to continue as a going concern, we may be unable to meet our obligations under our existing debt facilities, which could result in an acceleration of our obligation to repay all amounts outstanding under those facilities, and we may be forced to liquidate our assets. In such a scenario, the values we receive for our assets in liquidation or dissolution could be significantly lower than the values reflected in our financial statements.

Our financial statements do not include any adjustments that might result from the outcome of this uncertainty, which could have a material adverse effect on our financial condition and cause investors to suffer the loss of all or a substantial portion of their investment.

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

If we are unable to raise additional financing, or if other expected sources of funding are delayed or not received, our ability to continue as a going concern would be jeopardized and we would take the following actions to support our liquidity needs through the remainder of 2016 and into 2017:

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

As of March 31, 2016, our debt totaled $170.4 million, net of discount and issuance costs of $52.4 million, of which $55.3 million is classified as current. Our cash balance is substantially less than the principal amount of our outstanding debt, and we will be required to generate cash from operations or raise additional working capital through future financings or sales of assets to enable us to repay this indebtedness as it becomes due. There can be no assurance that we will be able to do so.

In addition, we have agreed to significant covenants in connection with our debt financing transactions. For example, our loan facility with Hercules Technology Growth Capital, Inc. (or "Hercules") requires us to maintain unrestricted, unencumbered cash in defined U.S. bank accounts in an amount equal to at least 50% of the principal amount outstanding under this facility. We have received a waiver from Hercules with respect to our non-compliance with such covenant through the date hereof. We will also be required to pay an approximately 10% end of term charge under such facility. The Hercules loan facility also includes customary events of default, including failure to pay amounts due, breaches of covenants and warranties, material adverse effect events, certain cross defaults and judgments, and insolvency. A failure to comply with the covenants and other provisions of our debt instruments, including any failure to make a payment when required would generally result in events of default under such instruments, which could permit acceleration of such indebtedness and could result in a material adverse effect events on us. If such indebtedness is accelerated, it would generally also constitute an event of default under our other outstanding indebtedness, permitting acceleration of such other outstanding indebtedness. Any required repayment of our indebtedness as a result of acceleration or otherwise would lower our current cash on hand such that we would not have those funds available for use in our business or for payment of other outstanding indebtedness.

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

In addition, the covenants in our debt agreements materially limit our ability to take certain actions, including our ability to incur indebtedness, pay dividends, make certain investments and other payments, undertake certain mergers and consolidations, and encumber and dispose of assets. For example, the purchase agreement for convertible notes that we sold in separate closings in October 2013 and January 2014, which we refer to as the Tranche Notes, requires us to obtain the consent of a majority of the purchasers of these notes before completing any change-of-control transaction, or purchasing assets in one transaction or a series of related transactions in an amount greater than $20.0 million, in each case while the Tranche Notes are outstanding. The holders of the Tranche Notes also have pro rata rights under which they could cancel up to the full amount of their outstanding notes to pay for equity securities that we issue in certain financings, which could delay or prevent us from completing such financings.

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

Several of our outstanding convertible debt instruments are accounted for under Accounting Standards Codification 815, Derivatives and Hedging (or “ASC 815”) as an embedded derivative. For instance, with respect to the 2015 144A Notes, if the holders elect convert their 2015 144A Notes, such converting holders will receive an early conversion payment equal to the present value of the remaining scheduled payments of interest that would have been made on the 2015 144A Notes being converted from the earlier of the date that is three years after the date we receive such notice of conversion and the maturity of the 2015 144A Notes. Our 6.50% Convertible Senior Notes due 2019 (or the “2014 144A Notes”) contain a similar early conversion payment feature, provided that the last reported sale price of our common stock for 20 or more trading days (whether or not consecutive) in a period of 30 consecutive trading days ending within five trading days immediately prior to the date we receive a notice of such election to convert exceeds the conversion price in effect on each such trading day. The early conversion payment features of the 2014 144A Notes and the 2015 144A Notes are accounted for under ASC 815 as embedded derivatives. ASC 815 requires companies to bifurcate conversion options from their host instruments and account for them as free standing derivative financial instruments according to certain criteria. The fair value of the derivative is remeasured to fair value at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value of the derivative being charged to earnings (loss). We have determined that we must bifurcate and account for the early conversion payment features of the 2014 144A Notes and the 2015 144A Notes as embedded derivatives in accordance with ASC 815. We have recorded these embedded derivative liabilities as non-current liabilities on our consolidated balance sheet with a corresponding debt discount at the date of issuance that is netted against the principal amount of the 2014 144A Notes and the 2015 144A Notes, respectively. The derivative liabilities are remeasured to fair value at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value of the derivative liabilities being recorded in other income or loss. There is no current observable market for this type of derivative and, as such, we determine the fair value of the embedded derivatives using the binomial lattice model. The valuation model uses the stock price, conversion price, maturity date, risk-free interest rate, estimated stock volatility and estimated credit spread. Changes in the inputs for these valuation models may have a significant impact on the estimated fair value of the embedded derivative liabilities. For example, an increase in the Company's stock price results in an increase in the estimated fair value of the embedded derivative liabilities. The embedded derivative liabilities may have, on a GAAP basis, a substantial effect on our balance sheet from quarter to quarter and it is difficult to predict the effect on our future GAAP financial results, since valuation of these embedded derivative liabilities are based on factors largely outside of our control and may have a negative impact on our earnings and balance sheet.

If our major production facilities do not successfully commence or scale up operations, our customer relationships, business and results of operations may be adversely affected.

A substantial component of our planned production capacity in the near and long term depends on successful operations at our large-scale production plant in Brazil. We are currently operating our first purpose-built, large-scale production plant in Brotas, Brazil and may complete construction of certain other facilities in the coming years. Delays or problems in the construction, start-up or operation of these facilities will cause delays in our ramp-up of production and hamper our ability to reduce our production costs. Delays in construction can occur due to a variety of factors, including regulatory requirements and our ability to fund construction and commissioning costs. For example, in 2012 we determined it was necessary to delay further construction of our large-scale manufacturing facility with São Martinho in order to focus on the construction and commissioning of our Brotas facility. We have since permanently ceased construction of the São Martinho facility, and expect to need to identify additional production capacity as early as 2017 based on anticipated volume requirements. Once our large-scale production facilities are built, we must successfully commission them and they must perform as we have designed them. If we encounter significant delays, cost overruns, engineering issues, contamination problems, equipment or raw material supply constraints, unexpected equipment maintenance requirements, safety issues, work stoppages or other serious challenges in bringing these facilities online and operating them at commercial scale, we may be unable to produce our initial renewable products in the time frame we have planned. Industrial scale fermentation is an emerging field and it is difficult to predict the effects of scaling up production to commercial scale, which involves various risks to the quality and consistency of our molecules. In addition, in order to produce molecules at our plant at Brotas, we have been and will be required to perform thorough transition activities, and modify the design of the plant. Any modifications to the production plant could cause complications in the operations of the plant, which could result in delays or failures in production. We may also need to continue to use contract manufacturing sources more than we expect (e.g., if the modifications to the Brotas plant are not successful or have a negative impact on the plant's operations), which would reduce our anticipated gross margins and may prevent us from accessing certain markets for our products. Further, if our efforts to increase (or commence, as the case may be) production at these facilities are not successful, other mill owners in Brazil or elsewhere may decide not to work with us to develop additional production facilities, demand more favorable terms or delay their commitment to invest capital in our production.

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

As part of our arrangement to build the plant in Brotas, Brazil we have an agreement with Tonon Bioenergia S.A. (or “Tonon”) to purchase from Tonon sugarcane juice corresponding to a certain number of tons of sugarcane per year, along with specified water and vapor volumes. Until this annual volume is reached, we are restricted from purchasing sugarcane juice for processing in the facility from any third party, subject to limited exceptions, unless we pay the premium to Tonon that we would have paid if we bought the juice from them. As such, we will be relying on Tonon to supply such juice and utilities on a timely basis, in the volumes we need, and at competitive prices. If a third party can offer superior prices and Tonon does not consent to our purchasing from such third party, we would be required to pay Tonon the applicable premium, which would have a negative impact on our production cost. Furthermore, we agreed to pay a price for the juice that is based on the lower of the cost of two other products produced by Tonon using such juice, plus a premium. Tonon may not want to sell sugarcane juice to us if the price of one of the other products is substantially higher than the one setting the price for the juice we purchase. While the agreement provides that Tonon would have to pay a penalty to us if it fails to supply the agreed-upon volume of juice for a given month, the penalty may not be enough to compensate us for the increased cost if third-party suppliers do not offer competitive prices. Also, if the prices of the other products produced by Tonon increase, we could be forced to pay those increased prices for production without a related increase in the price at which we can sell our products, reducing or eliminating any margins we can otherwise achieve. If in the future these supply terms no longer provide a viable economic structure for the operation in Brotas, Brazil we may be required to renegotiate our agreement, which could result in manufacturing disruptions and delays. In December 2015, Tonon filed for bankruptcy protection in Brazil. If Tonon is unable to supply sugarcane juice, water and steam in accordance with our agreement, we may not be able to obtain substitute supplies from third parties in necessary quantities or at favorable prices, or at all. In such event, our ability to manufacture our products in a timely or cost-effective manner, or at all, would be negatively affected, which would have a material adverse effect on our business.

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

Additionally, in connection with subsequent investments by Total in Amyris, we granted Total, among other investors, a right of first investment if we propose to sell securities in a private placement financing transaction. With these rights, Total and other investors may subscribe for a portion of any new private placement financing and require us to comply with certain notice periods, which could discourage other investors from participating in, or cause delays in our ability to close, such a financing. Further, under the purchase agreement for the Tranche Notes, Total and other holders of Tranche Notes have the right to pay for any securities purchased in connection with an exercise of their right of first investment by cancelling all or a portion of their outstanding Tranche Notes. To the extent Total or other investors exercise these rights, it will reduce the cash proceeds we may realize from the relevant financing.

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

In July 2015, we entered into a Letter Agreement with Total regarding the restructuring of the ownership and rights of TAB, pursuant to which, among other things, the parties agreed to enter into an Amended & Restated Jet Fuel License Agreement between us and TAB, or the Jet Fuel Agreement. We entered into the Jet Fuel Agreement with TAB on March 21, 2016.

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

If, for any reason, TAB is not fully supported, or is not successful, and TAB does not allow us to pursue farnesene-based jet fuels independently, this joint venture arrangement could impair our ability to develop and commercialize such jet fuels, which could have a material adverse effect on our business and long term prospects. For example, this arrangement could adversely affect our ability to enter or expand in the jet fuel market on terms that would otherwise be more favorable to us independently or with third parties.

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

While many of our products do not compete with, and do not serve as alternatives to, petroleum-based products, we anticipate that some of our renewable products, and in particular our fuels, will be marketed as alternatives to corresponding petroleum-based products. The price of oil has fallen significantly in recent years, and accordingly, we may be unable to produce certain of our products as cost-effective alternatives to petroleum-based products. Declining oil prices, or the perception of a sustained or future decline in oil prices, has adversely affected the prices or demand for such products in the past and may do so in the future. During sustained periods of lower oil prices we may be unable to sell such products at anticipated levels, which could negatively impact our operating results.

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

Our revenues and results of operations could vary significantly from quarter to quarter because of a variety of factors, many of which are outside of our control. As a result, comparing our results of operations on a period-to-period basis may not be meaningful. Factors that could cause our quarterly results of operations to fluctuate include:

•	achievement, or failure, with respect to technology, product development or manufacturing milestones needed to allow us to enter identified markets on a cost effective basis;

•	delays or greater than anticipated expenses associated with the completion or commissioning of new production facilities, or the time to ramp up and stabilize production following completion of a new production facility or the transition to, and ramp up of, producing new molecules at our existing facilities;

•	impairment of assets based on shifting business priorities and working capital limitations;

•	disruptions in the production process at any manufacturing facility, including disruptions due to seasonal or unexpected downtime at our facilities as a result of feedstock availability, contamination, safety or other issues or other technical difficulties or the scheduled downtime at our facilities as a result of transitioning our equipment to the production of different molecules;

•	losses of, or the inability to secure new, major customers, suppliers, distributors or collaboration partners;

•	losses associated with producing our products as we ramp to commercial production levels;

•	failure to recover value added tax (or "VAT") that we currently reflect as recoverable in our financial statements (e.g., due to failure to meet conditions for reimbursement of VAT under local law);

•	the timing, size and mix of sales to customers for our products;

•	increases in price or decreases in availability of feedstock;

•	the unavailability of contract manufacturing capacity altogether or at reasonable cost;

•	exit costs associated with terminating contract manufacturing relationships;

•	fluctuations in foreign currency exchange rates;

•	gains or losses associated with our hedging activities;

•	change in the fair value of derivative instruments;

•	fluctuations in the price of and demand for sugar, ethanol, and petroleum-based and other products for which our products are alternatives;

•	seasonal variability in production and sales of our products;

•	competitive pricing pressures, including decreases in average selling prices of our products;

•	unanticipated expenses associated with changes in governmental regulations and environmental, health, labor and safety requirements;

•	reductions or changes to existing fuel and chemical regulations and policies;

•	departure of executives or other key management employees resulting in transition and severance costs;

•	our ability to use our net operating loss carryforwards to offset future taxable income;

•	business interruptions such as earthquakes, tsunamis and other natural disasters;

•	our ability to integrate businesses that we may acquire;

•	our ability to successfully collaborate with business venture partners;

•	risks associated with the international aspects of our business; and

•	changes in general economic, industry and market conditions, both domestically and in our foreign markets.

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

The loss of any key member of our management or key technical and operational employees, or the failure to attract or retain such employees, could prevent us from developing and commercializing our products for our target markets and executing our business strategy. We also may not be able to attract or retain qualified employees in the future due to the intense competition for qualified personnel among biotechnology and other technology-based businesses, particularly in the renewable chemicals and fuels area, or due to the availability of personnel with the qualifications or experience necessary for our business. In addition, reductions to our workforce as part of cost-saving measures, such as those discussed above with respect to our 2016 operating plan, may make it more difficult for us to attract and retain key employees. If we do not maintain the necessary personnel to accomplish our business objectives, we may experience staffing constraints that will adversely affect our ability to meet the demands of our collaborators and customers in a timely fashion or to support our internal research and development programs and operations. In particular, our product and process development programs depend on our ability to attract and retain highly skilled technical and operational personnel. Competition for such personnel from numerous companies and academic and other research institutions may limit our ability to do so on acceptable terms. All of our employees are “at-will” employees, which means that either the employee or we may terminate their employment at any time.

Growth may place significant demands on our management and our infrastructure.

We have experienced, and expect to continue to experience, expansion of our business as we continue to make efforts to develop and bring our products to market. We have grown from 18 employees at the end of 2005 to 403 at March 31, 2016. Our growth and diversified operations have placed, and may continue to place, significant demands on our management and our operational and financial infrastructure. In particular, continued growth could strain our ability to:

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

Our commercial success will depend substantially on our ability to obtain patents and maintain adequate legal protection for our technologies and product candidates in the United States and other countries. As of March 31, 2016, we had 420 issued United States and foreign patents and 293 pending United States and foreign patent applications that were owned by or licensed to us. We will be able to protect our proprietary rights from unauthorized use by third parties only to the extent that our proprietary technologies and future products are covered by valid and enforceable patents or are effectively maintained as trade secrets.

We apply for patents covering both our technologies and product candidates, as we deem appropriate. However, filing, prosecuting, maintaining and defending patents on product candidates in all countries throughout the world would be prohibitively expensive, and our intellectual property rights in some countries outside the United States are less extensive than those in the United States. We may also fail to apply for patents on important technologies or product candidates in a timely fashion, or at all. Our existing and future patents may not be sufficiently broad to prevent others from practicing our technologies or from designing products around our patents or otherwise developing competing products or technologies. In addition, the patent positions of companies like ours are highly uncertain and involve complex legal and factual questions for which important legal principles remain unresolved. No consistent policy regarding the breadth of patent claims has emerged to date in the United States and the landscape is expected to become even more uncertain in view of recent rule changes by the United States Patent Office (or "USPTO"). Additional uncertainty may result from legal precedent by the United States Federal Circuit and Supreme Court as they determine legal issues concerning the scope and construction of patent claims and inconsistent interpretation of patent laws or from legislation enacted by the U.S. Congress. The patent situation outside of the United States is even less predictable. As a result, the validity and enforceability of patents cannot be predicted with certainty. Moreover, we cannot be certain whether:

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

In general, under Section 382 of the Internal Revenue Code (or the “Code”), a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change net operating loss carryforwards (or “NOLs”), to offset future taxable income. If the Internal Revenue Service challenges our analysis that our existing NOLs are not subject to limitations arising from previous ownership changes, or if we undergo an ownership change, our ability to utilize NOLs could be limited by Section 382 of the Code. Future changes in our stock ownership, some of which are outside of our control, could result in an ownership change under Section 382 of the Code. Furthermore, our ability to utilize NOLs of companies that we may acquire in the future may be subject to limitations. For these reasons, we may not be able to utilize a material portion of the NOLs carryforward as of March 31, 2016, even if we attain profitability.

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

Risks Related to Ownership of Our Common Stock

Our stock price may be volatile.

The market price of our common stock has been, and we expect it to continue to be, subject to significant volatility, and it has declined significantly from our initial public offering price. As of March 31, 2016, the reported closing price for our common stock on The NASDAQ Stock Market was $1.11 per share. Market prices for securities of early stage companies have historically been particularly volatile. Such fluctuations could be in response to, among other things, the factors described in this “Risk Factors” section, or other factors, some of which are beyond our control, such as:

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

As of April 30, 2016:

•	our executive officers and directors and their affiliates together held more than 45% of our outstanding common stock;

•	Temasek (who has a designee on our Board of Directors) held approximately 33% of our outstanding common stock; and

•	Total held approximately 30% of our outstanding common stock.

Furthermore, Total and Temasek each hold certain of our convertible promissory notes, which are convertible into approximately 15,881,052 and 2,670,370 shares of our common stock, respectively, within 60 days of April 30, 2016. Total and Temasek also hold certain warrants pursuant to which they may purchase shares of our common stock. This significant concentration of share ownership may become exercisable adversely affect the trading price for our common stock because investors often perceive disadvantages in owning stock in companies with controlling stockholders. Also, these stockholders, acting together, will be able to control our management and affairs and matters requiring stockholder approval, including the election of directors and the approval of significant corporate transactions, such as mergers, consolidations or the sale of substantially all of our assets. Consequently, this concentration of ownership may have the effect of delaying or preventing a change of control, including a merger, consolidation or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control, even if that change of control would benefit our other stockholders.

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

Conversion of our outstanding convertible promissory notes or the exercise of outstanding warrants to purchase our common stock will dilute the ownership interest of existing stockholders or may otherwise depress the market price of our common stock.

The conversion of some or all of our outstanding convertible promissory notes or the exercise of some or all of outstanding warrants to purchase our common stock will dilute the ownership interests of existing stockholders. The exercise of the warrants, in particular, which have a $0.01 per share exercise price, will dilute the economic ownership interest of our existing stockholders. In addition, any sales in the public market of the shares of our common stock issuable upon such conversion or exercise could adversely affect prevailing market prices of our common stock. Furthermore, the existence of our outstanding convertible promissory notes and warrants may encourage short selling by market participants because the anticipated conversion of such notes into, or exercise of such warrants for, shares of our common stock could depress the market price of our common stock.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On February 12, 2016 and February 15, 2016, we issued and sold an aggregate of $20.0 million of unsecured promissory notes (the “Notes”) and warrants for the purchase, at an exercise price of $0.01 per share, of an aggregate of 2,857,142 shares of our common stock (the “Warrants”), for aggregate cash proceeds of $20.0 million. .

No underwriters or agents were involved in the sale of the Notes and the Warrants. The Notes and the Warrants were issued in a private placement pursuant to the exemption from registration under Section 4(2) of the Securities Act of 1933, as amended (or the “Securities Act”) and Regulation D promulgated under the Securities Act. The purchasers are existing stockholders of the Company and affiliated with certain members of our Board of Directors: Foris Ventures, LLC (an entity affiliated with director John Doerr of Kleiner Perkins Caufield & Byers, a current stockholder), which purchased $16.0 million aggregate principal amount of the Notes and Warrants to purchase 2,285,714 shares of the Company’s common stock; Naxyris S.A. (an investment vehicle owned by Naxos Capital Partners SCA Sicar; director Carole Piwnica is Director of NAXOS UK, which is affiliated with Naxos Capital Partners SCA Sicar), which purchased $2.0 million aggregate principal amount of the Notes and Warrants to purchase 285,714 shares of the Company’s common stock; and Biolding Investment SA, a fund affiliated with director HH Sheikh Abdullah bin Khalifa Al Thani, which purchased $2.0 million aggregate principal amount of the Notes and Warrants to purchase 285,714 shares of the Company’s common stock. The purchasers acquired the Notes and the Warrants for investment purposes only and without intent to resell, were able to fend for themselves in these transactions, and are accredited investors as defined in Rule 501 of Regulation D promulgated under Section 3(b) of the Securities Act, and appropriate restrictions were set out in Note and Warrant Purchase Agreement, the Notes and the Warrants. These purchasers had adequate access, through their relationships with us, to information about us. The shares of our common stock issuable upon exercise of the Warrants have not been registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

The exercisability of the Warrants, which each have a term of five years, is subject to stockholder approval. We are soliciting such approval at our 2016 annual meeting of stockholders.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

The exhibits listed in the Exhibit Index included herein at page 103 (other than exhibits 32.01, 32.02 and 101) are filed as part of this Quarterly Report on Form 10-Q and such Exhibit Index is incorporated herein by reference.

(c)	Financial statements and schedules.

Reference is made to Item 15(a) above.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 10, 2016	AMYRIS, INC.

/s/ JOHN G. MELO
John G. Melo
Director, President and Chief Executive Officer
(Principal Executive Officer)

Dated: May 10, 2016

/s/ RAFFI ASADORIAN
Raffi Asadorian
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit		Previously Filed				Filed
No.	Description	Form	File No.	Filing Date	Exhibit	Herewith
3.01	Restated Certificate of Incorporation	10-Q	001-34885	November 10, 2010	3.01
3.02	Certificate of Amendment, dated May 9, 2013, to Restated Certificate of Incorporation	S-8	333-188711	May 20, 2013	4.02
3.03	Certificate of Amendment, dated May 12, 2014, to Restated Certificate of Incorporation	10-Q	001-34887	August 8, 2014	3.02
3.04	Certificate of Amendment, dated September 18, 2015, to Restated Certificate of Incorporation	S-3/A	333-206331	November 4, 2015	3.03
3.05	Restated Bylaws	10-Q	001-34885	November 10, 2010	3.02
4.01	Specimen of Common Stock Certificate	S-1	333-166135	July 6, 2010	4.01
4.02	Amended and Restated Investors’ Rights Agreement, dated June 21, 2010, among registrant and its security holders listed therein	S-1	333-166135	June 23, 2010	4.02
4.03	First Amendment, dated February 23, 2012, to Amended and Restated Investors' Rights Agreement among registrant and registrant's security holders listed therein	S-3	333-180005	March 9, 2012	4.06
4.04	Amendment No. 2, dated December 24, 2012, to Amended and Restated Investors' Rights Agreement among registrant and registrant's security holders listed therein	10-K	001-34885	March 28, 2013	4.04
4.05	Amendment No. 3, dated March 27, 2013, to Amended and Restated Investors' Rights Agreement among registrant and registrant's security holders listed therein	10-Q	001-34885	May 9, 2013	4.02
4.06	Amendment No. 4, dated October 16, 2013, to Amended and Restated Investors' Rights Agreement among registrant and registrant's security holders listed therein	10-K	001-34885	April 2, 2014	4.06
4.07	Amendment No. 5, dated December 24, 2013, to Amended and Restated Investors' Rights Agreement among registrant and registrant's security holders listed therein	10-K	001-34885	April 2, 2014	4.07
4.08	Amendment No. 6, dated July 29, 2015, to Amended and Restated Investors’ Rights Agreement among registrant and registrant’s security holders listed therein	S-3	333-204102	August 12, 2015	4.17
4.09	Warrant to Purchase Stock, dated December 23, 2011, issued to ATEL Ventures, Inc.	10-K	001-34885	February 28, 2012	4.07
4.10	Side Letter, dated June 21, 2010, between registrant and Total Gas & Power USA, SAS	S-1	333-166135	June 23, 2010	4.19
4.11	Agreement, dated February 23, 2012, among registrant, Maxwell (Mauritius) Pte Ltd, Naxyris SA, Biolding Investment SA and Sualk Capital Ltd.	10-Q	001-34885	May 9, 2012	4.02
4.12	Securities Purchase Agreement, dated February 24, 2012, among registrant and certain investment funds affiliated with Fidelity Investments Institutional Services Company, Inc. listed therein (each, a Fidelity Purchaser)	S-3	333-180005	March 9, 2012	4.02

4.13	Form of Unsecured Senior Convertible Promissory Note issued by registrant to the Fidelity Purchasers in the amounts set forth next to each Fidelity Purchaser's name on Schedule I of Exhibit 4.12 hereof	S-3	333-180005	March 9, 2012	4.03
4.14	Registration Rights Agreement, dated February 27, 2012, among registrant and the Fidelity Purchasers	S-3	333-180005	March 9, 2012	4.04
4.15[c]	Form of Common Stock Purchase Agreement among registrant and certain investors	10-Q	001-34885	August 8, 2012	4.01
4.16	Securities Purchase Agreement, dated July 30, 2012, between registrant and Total Gas & Power USA, SAS	10-Q	001-34885	November 9, 2012	4.01
4.17	Registration Rights Agreement, dated July 30, 2012, between registrant and Total Gas & Power USA, SAS	10-Q	001-34885	November 9, 2012	4.03
4.18	1.5% Senior Secured Convertible Note, dated July 29, 2015, issued by registrant to Total Energies Nouvelles Activités USA (RS-9)	10-Q	001-34885	November 9, 2015	4.21
4.19	1.5% Senior Convertible Note, dated March 21, 2016, issued by registrant to Total Energies Nouvelles Activités USA (RS-10)					X
4.20[a]	Securities Purchase Agreement, dated December 24, 2012, between registrant and certain investors listed therein	10-K	001-34885	March 28, 2013	4.16
4.21[a]	Follow-On Investment Agreement, dated December 24, 2012, between registrant and Biolding Investment SA	10-K	001-34885	March 28, 2013	4.17
4.22	Securities Purchase Agreement, dated March 27, 2013, between registrant and Biolding Investment SA	10-Q	001-34885	May 9, 2013	4.01
4.23	Securities Purchase Agreement (including Form of Tranche I Senior Convertible Note and Form of Tranche II Senior Convertible Note) , dated August 8, 2013, between registrant, Maxwell (Mauritius) Pte Ltd and Total Energies Nouvelles Activités USA (f.k.a. Total Gas & Power USA, SAS)	10-Q	001-34885	November 5, 2013	4.01
4.24[a]	Amendment No. 1, dated October 16, 2013, to the Securities Purchase Agreement, dated August 8, 2013, between registrant and other parties named therein	10-K	001-34885	April 2, 2014	4.24
4.25	Tranche I Note Amendment and Amendment No. 2, dated December 24, 2013, to the Securities Purchase Agreement, dated August 8, 2013, between registrant and other parties named therein	10-K	001-34885	April 2, 2014	4.25
4.26ad	5% Unsecured Convertible Note, dated October 16, 2013, issued to Total Energies Nouvelles Activités USA	10-Q	001-34885	May 9, 2014	4.04
4.27ae	10% Unsecured Convertible Note, dated January 15, 2014, issued to Total Energies Nouvelles Activités USA	10-Q	001-34885	May 9, 2014	4.06
4.28	Voting Agreement, dated August 8, 2013, among registrant and registrant's security holders named therein	10-Q	001-34885	November 5, 2013	4.02
4.29	Loan and Security Agreement, dated March 29, 2014, between registrant and Hercules Technology Growth Capital, Inc.	10-Q	001-34885	May 9, 2014	4.02

4.30	First Amendment, dated June 12, 2014, to Loan and Security Agreement, dated March 29, 2014, between registrant and Hercules Technology Growth Capital, Inc.	10-Q	001-34885	August 8, 2014	4.06
4.31	Second Amendment, dated March 31, 2015, to Loan and Security Agreement, dated March 29, 2014, between registrant and Hercules Technology Growth Capital, Inc.	10-Q	001-34885	May 7, 2015	10.05
4.32	Third Amendment, dated November 30, 2015, to Loan and Security Agreement, dated March 29, 2014, between registrant and Hercules Technology Growth Capital, Inc.	10-K	001-34885	March 30, 2013	4.37
4.33	Letter Agreement, dated March 29, 2014, between registrant and Total Energies Nouvelles Activités USA	10-Q	001-34885	May 9, 2014	4.03
4.34[a]	Amended and Restated Letter Agreement re: Certain Registration Rights, dated May 8, 2014, between registrant and the purchasers listed therein	10-Q	001-34885	August 8, 2014	4.01
4.35	Indenture, dated May 29, 2014, between registrant and Wells Fargo Bank, National Association, as Trustee	8-K	001-34885	May 29, 2014	4.01
4.36	6.5% Convertible Senior Note due 2019, dated May 29, 2014, issued by registrant to Morgan Stanley & Co. LLC	10-Q	001-34885	August 8, 2014	4.02
4.37[f]	6.5% Convertible Senior Note due 2019, dated May 29, 2014, issued by registrant to Maxwell (Mauritius) Pte Ltd.	10-Q	001-34885	August 8, 2014	4.03
4.38	Registration Rights Agreement, dated February 24, 2015, between the registrant and Nomis Bay Ltd	8-K	001-34885	February 26, 2015	4.01
4.39[g]	Voting Agreement, dated July 24, 2015, between registrant and Foris Ventures, LLC	10-Q	001-34885	November 9, 2015	4.43
4.40	Securities Purchase Agreement, dated July 24, 2015, between registrant and the Purchasers listed therein	10-Q	001-34885	November 9, 2015	4.44
4.41[h]	Warrant to Purchase Stock, issued on July 24, 2015, by registrant to Total Energies Nouvelles Activités USA	S-3	333-204102	August 12, 2015	4.21
4.42	Exchange Agreement, dated July 29, 2015, between registrant and the Investors therein	10-Q	001-34885	November 9, 2015	4.46
4.43	Maturity Treatment Agreement, dated July 29, 2015, between registrant and the Investors listed therein	10-Q	001-34885	November 9, 2015	4.47
4.44	Letter Agreement, dated as of July 29, 2015, among registrant and registrant’s security holders listed therein	S-3	333-204102	August 12, 2015	4.20
4.45	Warrant to Purchase Stock, issued July 29, 2015, by the registrant to Total Energies Nouvelles Activités USA	S-3	333-204102	August 12, 2015	4.23
4.46	Warrant to Purchase Stock, issued July 29, 2015, by the registrant to Maxwell (Mauritius) PTE Ltd	S-3	333-204102	August 12, 2015	4.26
4.47	Indenture, dated October 20, 2015, between registrant and Wells Fargo Bank, National Association, as Trustee	8-K	001-34885	October 20, 2015	4.01
4.48	9.50% Convertible Senior Note due 2019, dated October 20, 2015, issued by registrant to Cede & Co.	10-K	001-34885	March 30, 2016	4.56

4.49	Registration Rights Agreement, dated October 20, 2015, between the registrant and the registrant’s security holders listed therein	8-K	001-34885	October 20, 2015	4.02
4.50	Note and Warrant Purchase Agreement, dated February 12, 2016, between registrant and the purchasers listed therein					X
4.51[i]	Unsecured Promissory Note, dated February 12, 2016, between registrant and Foris Ventures LLC					X
4.52[j]	Warrant to Purchase Stock, dated February 12, 2016, between registrant and Foris Ventures LLC					X
10.01	Amendment, dated February 12, 2016, to Letter Agreement re Joint Venture Restructuring, dated July 26, 2015, between registrant and Total Energies Nouvelles Activités USA					X
10.02	Amended and Restated Shareholders’ Agreement, dated March 21, 2016, between registrant, Total Energies Nouvelles Activités USA, and Total Amyris BioSolutions B.V.					X
10.03[k]	Amendment of the Articles of Association dated March 21, 2016					X
10.04[b]	Amended & Restated Jet Fuel License Agreement, dated March 21, 2016, between registrant and Total Amyris BioSolutions B.V.					X
10.05[b]	License Agreement regarding Diesel Fuel in the EU, dated March 21, 2016, between registrant and Total Energies Nouvelles Activités USA					X
10.06[b]	Amendment No.1, dated March 21, 2016, to IP License Agreement, dated March 26, 2013, between registrant and Novvi LLC					X
10.07[k]	Second Amendment to Lease Agreement, dated October 31, 2015, between Amyris Brasil Ltda. and Techno Park Empreendimentos e Administração Imobiliária Ltda.					X
10.08[k]	Third Amendment to Lease Agreement, dated March 30, 2016, between Amyris Brasil Ltda. and Techno Park Empreendimentos e Administração Imobiliária Ltda.					X
10.09	At Market Issuance Sales Agreement, dated March 8, 2016, among Amyris, Inc., FBR Capital Markets & Co. and MLV & Co. LLC	8-K	001-34885	March 9, 2016	10.01
31.01	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(c) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.02	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(c) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.01[m]	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.02[m]	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101[n]	The following materials from registrant's Annual Report on Form 10-Q for the quarter ended March 31, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Operations; (ii) the Consolidated Balance Sheets; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Convertible Preferred Stock, Redeemable Noncontrolling Interest and Equity (Deficit); (v) the Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements	X

a	Portions of this exhibit, which have been granted confidential treatment by the Securities and Exchange Commission, have been omitted.
b	Portions of this exhibit have been omitted pending a determination by the Securities and Exchange Commission as to whether these portions should be granted confidential treatment.
c	Substantially identical Common Stock Purchase Agreements, each dated May 18, 2012, were entered into with five separate investors. Registrant has filed the form of such Common Stock Purchase Agreements, which is substantially identical in all material respects to all of such Common Stock Purchase Agreements, except as to the parties thereto and the number of shares being purchased.
d	Registrant issued substantially identical 5% Unsecured Convertible Notes (the "5% Notes") to Total Gas & Power USA, SAS (“Total’), FIAM Target Date Large Cap Stock Commingled Pool (formerly known as Fidelity Pyramis Lifecycle Large Cap Stock Commingled Pool. Fidelity Variable Insurance Products Fund Ill: Growth & Income Portfolio, Fidelity Hastings Street Trust: Fidelity Advisor Series Growth & Income Fund. Fidelity Securities Fund: Fidelity Growth & Income Portfolio Fidelity Hastings Street Trust: Fidelity Series Growth & Income Fund. Fidelity Commonwealth Trust: Fidelity Large Cap Stock Fund, and Maxwell (Mauritius) Pte Ltd on October 16. 2013. Registrant has filed the 5% Note issued to Total. and has included with Exhibit 4.04 a schedule (Schedule A to Exhibit 4.04 of registrant’s Form 10-Q filed on May 9, 2014) identifying each of the 5% Notes and setting forth the material detail in which the other 5% Note(s) differ from the filed 5% Note (i.e. the Purchasers. the amounts of the 5% Notes. and the conversion price).
e	Registrant issued substantially identical 10% Unsecured Convertible Notes (the "10% Notes") to Total Wolverine Flagship Fund Trading Limited and Maxwell (Mauritius) Pte Ltd on January 15 2014. Registrant has filed the 10% Note issued to Total and has included with Exhibit 4.06. a schedule (Schedule A to Exhibit 4.06 of registrant’s Form 10-Q filed on May 9, 2014) identifying each of the 10% Notes and setting forth the material details in which the other 10% Note(s) differ from the filed 10% Note (i.e. the purchasers and the amounts of the 10% Notes).
f	Registrant issued substantially identical 6.5% Senior Convertible Notes due 2019 (the “6.5% Notes”) to Maxwell (Mauritius) Pte Ltd. (“Temasek”), Total Energies Nouvelles Activités USA, and Foris Ventures, LLC on May 29, 2014. Registrant has filed the 6.5% Note issued to Temasek, and has included, with such exhibit, a schedule (Schedule A to Exhibit 4.03 of registrant's Form 10-Q filed August 8, 2014) identifying each of the 6.5% Notes and setting forth the material details in which the other 6.5% Notes differ from the filed 6.5% Note (i.e., the note number, the purchasers, and the amounts of the 6.5% Notes).
g	Substantially identical Voting Agreements, each dated July 31, 2015, were entered into with five separate investors. Registrant has filed Voting Agreement entered into by registrant and Foris Ventures LLC, which is substantially identical in all material respects to all of such Voting Agreements, except as to the parties thereto.
h	Registrant issued substantially identical warrants to the purchasers under that certain Securities Purchase Agreement entered into on July 24. 2015~ Registrant has filed the warrant issued to Total Energies Nouvelles Activités USA and has included with such Exhibit a schedule (Schedule A to Exhibit 4.03 of registrants Form 10-Q filed on August 8, 2015) identifying each of the warrants and setting forth the material details in which the other warrants differ from the filed form of warrant (i.e. the names of the purchasers. the certificate numbers and the respective amounts of shares underlying the warrants).
i	Substantially identical Unsecured Promissory Notes (the “Notes”) were entered into with three separate investors. Registrant has filed the Note entered into by registrant and Foris Ventures LLC. Registrant has included with Exhibit 4.50 a schedule (Schedule I) identifying each of the Notes and setting forth the material details in which the other Notes differ from that of Exhibit 4.51 (i.e. the dates of issuance, the names of the purchasers. the principal and purchase price).
j	Substantially identical Warrants to Purchase Stock (the “Warrants”) were entered into with three separate investors. Registrant has filed the Warrant entered into by registrant and Foris Ventures LLC. Registrant has included with Exhibit 4.50 a schedule (Schedule I) identifying each of the Warrants and setting forth the material details in which the other Warrants differ from that of Exhibit 4.52 (i.e. the dates of issuance, the names of the purchasers. the amount of warrant shares and purchase price).
k	Translation to English from Portuguese or Dutch, as applicable, in accordance with Rule 12b-12(d) of the regulations promulgated by the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended (or the Exchange Act).
m	This certification shall not be deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that Section, nor shall it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.
n	Pursuant to applicable securities laws and regulations, registrant is deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and is not subject to liability under any anti-fraud provisions of the federal securities laws as long as registrant has made a good faith attempt to comply with the submission requirements and promptly amends the interactive data files after becoming aware that the interactive data files fails to comply with the submission requirements. These interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act, are deemed not filed for purposes of section 18 of the Exchange Act and otherwise are not subject to liability under these sections.

