Form 10-Q
period 2016-06-30
AMYRIS, INC.
filed 2016-08-09
CIK 1365916

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2016
Common Stock, $0.0001 par value per share	235,022,696

AMYRIS, INC.

QUARTERLY REPORT ON FORM 10-Q

For the Quarterly Period Ended June 30, 2016

PART I

ITEM 1. FINANCIAL STATEMENTS

Amyris, Inc.

Condensed Consolidated Balance Sheets

(In Thousands, Except Shares and Per Share Amounts)

(Unaudited)

	June 30, 2016	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$822	$11,992
Restricted cash	275	216
Short-term investments	1,685	1,520
Accounts receivable, net of allowance of $479 and $479, respectively	4,070	4,004
Related party accounts receivable, net of allowance of $410 and $490, respectively	587	1,176
Inventories, net	9,996	10,886
Prepaid expenses and other current assets	4,043	4,583
Total current assets	21,478	34,377
Property, plant and equipment, net	65,200	59,797
Restricted cash	5,958	957
Equity and loans in affiliates	34	68
Other assets	12,633	10,357
Goodwill and intangible assets	560	560
Total assets	$105,863	$106,116
Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable	$9,808	$7,943
Deferred revenue	7,717	6,509
Accrued and other current liabilities	30,858	24,268
Capital lease obligation, current portion	1,370	523
Debt, current portion	54,421	36,281
Related party debt	25,558	—
Total current liabilities	129,732	75,524
Capital lease obligation, net of current portion	99	176
Long-term debt, net of current portion	62,150	72,854
Related party debt	39,263	42,839
Deferred rent, net of current portion	9,338	9,682
Deferred revenue, net of current portion	4,469	4,469
Derivative liabilities	6,752	51,439
Other liabilities	3,244	7,589
Total liabilities	255,047	264,572
Mezzanine equity
Contingently redeemable common stock	5,000	—
Commitments and contingencies (Note 6)
Stockholders’ deficit:
Preferred stock - $0.0001 par value, 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock - $0.0001 par value, 500,000,000 and 400,000,000 shares authorized as of June 30, 2016 and December 31, 2015, respectively; 228,418,370 and 206,130,282 shares issued and outstanding as of June 30, 2016 and December 31, 2015, respectively	22	21
Additional paid-in capital	949,803	926,216
Accumulated other comprehensive loss	(37,917)	(47,198)
Accumulated deficit	(1,065,978)	(1,037,104)
Total Amyris, Inc. stockholders’ deficit	(154,070)	(158,065)
Noncontrolling interest	(114)	(391)
Total stockholders' deficit	(154,184)	(158,456)
Total liabilities, mezzanine equity and stockholders' deficit	$105,863	$106,116

See the accompanying notes to the unaudited condensed consolidated financial statements.

Amyris, Inc.

Condensed Consolidated Statements of Operations

(In Thousands, Except Shares and Per Share Amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenues
Renewable product sales	$4,922	$3,340	$8,062	$5,435
Grants and collaborations revenue	4,677	4,503	10,347	10,280
Total revenues	9,599	7,843	18,409	15,715
Cost and operating expenses
Cost of products sold	7,891	10,959	19,068	17,602
Research and development	13,176	11,168	25,082	23,178
Sales, general and administrative	11,408	14,375	23,674	28,756
Total cost and operating expenses	32,475	36,502	67,824	69,536
Loss from operations	(22,876)	(28,659)	(49,415)	(53,821)
Other income (expense):
Interest income	82	58	139	144
Interest expense	(9,704)	(45,986)	(18,062)	(54,468)
Gain (loss) from change in fair value of derivative instruments	20,934	28,834	42,612	11,422
Loss upon extinguishment of debt	(433)	—	(649)	—
Other expense, net	(1,431)	(667)	(3,246)	(1,036)
Total other income (expense)	9,448	(17,761)	20,794	(43,938)
Loss before income taxes and loss from investments in affiliates	(13,428)	(46,420)	(28,621)	(97,759)
Provision for income taxes	(138)	(121)	(253)	(236)
Net loss before loss from investments in affiliates	(13,566)	(46,541)	(28,874)	(97,995)
Loss from investments in affiliates	—	(621)	—	(1,429)
Net loss	(13,566)	(47,162)	(28,874)	(99,424)
Net loss attributable to noncontrolling interest	—	32	—	54
Net loss attributable to Amyris, Inc. common stockholders	$(13,566)	$(47,130)	$(28,874)	$(99,370)
Net loss per share attributable to common stockholders:
Basic	$(0.06)	$(0.59)	$(0.13)	$(1.25)
Diluted	$(0.11)	$(0.62)	$(0.23)	$(1.25)
Weighted-average shares of common stock outstanding used in computing net loss per share of common stock:
Basic	223,112,019	80,041,152	216,393,705	79,633,864
Diluted	262,896,140	87,421,439	258,809,405	79,633,864

See the accompanying notes to the unaudited condensed consolidated financial statements.

Amyris, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(In Thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Comprehensive loss:
Net loss	$(13,566)	$(47,162)	$(28,874)	$(99,424)
Foreign currency translation adjustment, net of tax	4,593	3,142	9,281	(8,103)
Total comprehensive loss	(8,973)	(44,020)	(19,593)	(107,527)
Loss attributable to noncontrolling interest	—	32	—	54
Foreign currency translation adjustment attributable to noncontrolling interest	—	19	—	(248)
Comprehensive loss attributable to Amyris, Inc.	$(8,973)	$(43,969)	$(19,593)	$(107,721)

See the accompanying notes to the unaudited condensed consolidated financial statements.

Amyris, Inc.

Condensed Consolidated Statements of Stockholders’ Deficit and Mezzanine Equity

(In Thousands, Except Shares)

(Unaudited)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Deficit	Mezzanine Equity
December 31, 2015	206,130,282	$21	$926,216	$(1,037,104)	$(47,198)	$(391)	$(158,456)	$—
Issuance of common stock upon exercise of stock options, net of restricted stock	134	—	—	—	—	—	0	—
Issuance of common stock upon conversion of debt	8,219,876	1	8,637	—	—	—	8,638	—
Issuance of common stock for settlement of debt principal payments	8,490,725	—	3,289	—	—	—	3,289	—
Issuance of warrants with debt private placement	—	—	3,971	—	—	—	3,971	—
Shares issued from restricted stock settlement	964,566	—	(201)	—	—	—	(201)	—
Stock-based compensation	—	—	3,840	—	—	—	3,840	—
Contribution upon restructuring of Fuels JV	—	—	4,251	—	—	—	4,251	—
Issuance of contingently redeemable common stock	4,385,964	—	—	—	—	—	—	5,000
Shares issued upon ESPP purchase	226,823	—	123	—	—	—	123	—
Acquisition of noncontrolling interest	—	—	(323)	—	—	277	(46)	—
Foreign currency translation adjustment	—	—		—	9,281		9,281	—
Net loss	—	—	—	(28,874)	—	—	(28,874)	—
June 30, 2016	228,418,370	$22	$949,803	$(1,065,978)	$(37,917)	$(114)	$(154,184)	$5,000

See the accompanying notes to the unaudited condensed consolidated financial statements.

Amyris, Inc.

Condensed Consolidated Statements of Cash Flows

(In Thousands)

(Unaudited)

	Six Months Ended June 30,
	2016	2015
Operating activities
Net loss	$(28,874)	$(99,424)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,720	6,840
(Gain)/loss on disposal of property, plant and equipment	(122)	101
Stock-based compensation	3,840	4,708
Amortization of debt discount and issuance costs	7,415	43,144
Loss upon extinguishment of debt	649	—
Change in fair value of derivative instruments	(42,612)	(11,422)
Loss on foreign currency exchange rates	1,083	—
Loss from investments in affiliates	—	1,429
Changes in assets and liabilities:
Accounts receivable	(183)	6,023
Related party accounts receivable	587	174
Inventories, net	1,910	3,352
Prepaid expenses and other assets	1,695	(2,298)
Accounts payable	1,190	2,966
Accrued and other liabilities	8,132	6,715
Deferred revenue	939	5,143
Deferred rent	(344)	(242)
Net cash used in operating activities	(38,975)	(32,791)
Investing activities
Purchase of short-term investments	(2,366)	(1,175)
Maturities of short-term investments	2,585	1,195
Change in restricted cash	7	(10)
Change in restricted cash related to contingently redeemable equity	(5,000)	—
Purchases of property, plant and equipment, net of disposals	(400)	(1,812)
Net cash used in investing activities	(5,174)	(2,873)
Financing activities
Proceeds from exercise of common stock, net of repurchase	123	—
Employees' taxes paid upon vesting of restricted stock units	(201)	(313)
Proceeds from issuance of contingently redeemable equity	5,000	—
Principal payments on capital leases	(506)	(432)
Proceeds from debt issued, net of discounts and issuance costs	9,950	—
Proceeds from debt issued to related parties	25,000	10,850
Principal payments on debt	(6,573)	(6,596)
Net cash provided by financing activities	32,793	5,544
Effect of exchange rate changes on cash and cash equivalents	186	(1,049)
Net decrease in cash and cash equivalents	(11,170)	(31,169)
Cash and cash equivalents at beginning of period	11,992	42,047
Cash and cash equivalents at end of period	$822	$10,878

Amyris, Inc.

Condensed Consolidated Statements of Cash Flows—(Continued)

(In Thousands)

	Six Months Ended June 30,
	2016	2015
Supplemental disclosures of cash flow information:
Cash paid for interest	$3,735	$4,957
Supplemental disclosures of non-cash investing and financing activities:
Acquisitions of property, plant and equipment under accounts payable, accrued liabilities and notes payable	$(521)	$—
Financing of equipment	$1,276	$303
Financing of insurance premium under notes payable	$(315)	$(161)
Interest capitalized to debt	$2,052	$6,354
Issuance of common stock upon conversion of debt	$8,638	$—
Issuance of common stock for settlement of debt principal payments	$3,289	$—
Cancellation of debt and accrued interest on disposal of interest in affiliate	$4,252	$—
Non-cash investment in joint venture	$600	$(401)

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

The Company's renewable products business strategy is to focus on direct commercialization of specialty products while moving established commodity products into collaboration or joint venture arrangements with leading industry partners. To commercialize its products, the Company must be successful in using its technology to manufacture products at commercial scale and on an economically viable basis (i.e., low per unit production costs) and developing sufficient sales volume for those products to support its operations. The Company's prospects are subject to risks, expenses and uncertainties frequently encountered by companies in this stage of development.

Liquidity

The Company expects to fund its operations for the foreseeable future with cash and investments currently on hand, cash inflows from collaborations and grants, cash contributions from product sales, and proceeds from new debt and equity financings as well as strategic asset divestments. The Company's planned 2016 and 2017 working capital needs and its planned operating and capital expenditures are dependent on significant inflows of cash from new and existing collaboration partners and from cash generated from renewable product sales, and will also require additional funding from debt or equity financings as well as proceeds from strategic asset divestments.

The Company has incurred significant operating losses since its inception and believes that it will continue to incur losses and negative cash flow from operations into at least 2017. As of June 30, 2016, the Company had negative working capital of $108.3 million, an accumulated deficit of $1,066.0 million, and cash, cash equivalents and short term investments of $2.5 million. The Company will need to raise cash from additional financings or strategic asset divestments as early as the third quarter of 2016 to support its liquidity needs. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. If the Company is unable to continue as a going concern, it may be unable to meet its obligations under its existing debt facilities, which could result in an acceleration of its obligation to repay all amounts outstanding under those facilities, and it may be forced to liquidate its assets.

As of June 30, 2016, the Company's debt, net of discount and issuance costs of $44.7 million, totaled $181.4 million, of which $80.0 million is classified as current. In addition to upcoming debt maturities, the Company's debt service obligations over the next twelve months are significant, including $21.0 million of anticipated cash interest payments. The Company's debt agreements contain various covenants, including certain restrictions on the Company's business that could cause the Company to be at risk of defaults, such as the requirement to maintain unrestricted, unencumbered cash in defined U.S. bank accounts in an amount equal to at least 50% of the principal amount outstanding under its loan facility with Stegodon Corporation (or “Stegodon”), as assignee of Hercules Capital, Inc. As discussed below, the Company has received a waiver of compliance with such covenant through October 31, 2016. A failure to comply with the covenants and other provisions of the Company’s debt instruments, including any failure to make a payment when required would generally result in events of default under such instruments, which could permit acceleration of such indebtedness. If such indebtedness is accelerated, it would generally also constitute an event of default under the Company’s other outstanding indebtedness, permitting acceleration of such other outstanding indebtedness. Any required repayment of such indebtedness as a result of acceleration or otherwise would consume current cash on hand such that the Company would not have those funds available for use in its business or for payment of other outstanding indebtedness. Please refer to Note 5, “Debt” and Note 6, “Commitments and Contingencies” for further details regarding the Company's debt service obligations and commitments. The Company also has significant outstanding debt and contractual obligations related to capital and operating leases, as well as purchase commitments.

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying interim condensed consolidated financial statements have been prepared in accordance with the accounting principles generally accepted in the United States of America (or “GAAP”) and with the instructions for Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and notes required for complete financial statements. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Form 10-K for the fiscal year ended December 31, 2015 as filed with the Securities and Exchange Commission (or the “SEC”) on March 30, 2016. The unaudited condensed consolidated financial statements include the accounts of the Company and its consolidated subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

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

Recent Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (or “FASB”) issued ASU No. 2016-13, Allowance for Loan and Lease Losses (Financial Instruments - Credit Losses Topic 326.). New impairment guidance for certain financial instruments (including trade receivables) will replace the current “incurred loss” model for estimating credit losses with a forward looking “expected loss” model. The ASU is effective for the Company for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early application is permitted as of the fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is evaluating the impact of this standard on its consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. This ASU identifies areas for simplification involving several aspects of accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, an option to recognize gross stock compensation expense with actual forfeitures recognized as they occur, as well as certain classifications on the statement of cash flows. This ASU will be effective for fiscal years beginning after December 15, 2016, and interim periods within those annual periods. The Company is currently assessing the potential impact of this ASU on its consolidated financial statements. Early adoption is permitted. The Company is currently assessing the potential impact of this ASU on its consolidated financial statements. Early adoption is permitted.

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

In January 2016, the FASB issued ASU 2016-01 Financial Instruments-Overall, which address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. The amendments in this Update are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Earlier application is permitted under specific circumstances. The Company is currently assessing the potential impact of this standard on its consolidated financial statements.

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

In August 2014, the FASB issued new guidance related to the disclosure around going concern. The new standard provides guidance around management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and to provide related footnote disclosure if substantial doubt exists. The new standard is effective for annual periods ending after December 15, 2016 and for annual periods and interim periods thereafter. Early adoption is permitted. The adoption of this standard is not expected to have a material impact on the Company's financial statements.

In May 2014, the FASB issued new guidance related to revenue recognition. In March, April and May 2016, the FASB issued additional amendments to the new revenue guidance relating to reporting revenue on a gross versus net basis, identifying performance obligations, licensing arrangements, collectability, noncash consideration, presentation of sales tax, and transition. This new standard will replace all current GAAP guidance on this topic and eliminate all industry-specific guidance. The new revenue recognition update guidance provides a unified model to determine how revenue is recognized. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The FASB has issued several updates to the standard which i) clarify the application of the principal versus agent guidance (ASU 2016-08); ii) clarify the guidance on inconsequential and perfunctory promises and licensing (ASU 2016-10) and iii) narrow-scope improvements and practical expedients (ASU 2016-12). On July 9, 2015, the FASB voted to defer the effective date by one year to December 15, 2017 for interim and annual reporting periods beginning after that date and permitted early adoption of the standard, but not before the original effective date of December 15, 2016. Therefore, the new standard will be effective commencing with our quarter ending March 31, 2018. The Company is currently assessing the potential impact of this new standard on its consolidated financial statements.

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

There were no transfers between the levels, and as of June 30, 2016, the Company’s financial assets and financial liabilities at fair value were classified within the fair value hierarchy as follows (in thousands):

	Level 1	Level 2	Level 3	Balance as of June 30, 2016
Financial Assets
Money market funds	$1,121	$—	$—	$1,121
Certificates of deposit	1,685	—	—	1,685
Total financial assets	$2,806	$—	$—	$2,806
Financial Liabilities
Loans payable (1)	$—	$29,263	$—	$29,263
Credit facilities (1)	—	22,851	—	22,851
Convertible notes (1)	—	—	121,931	121,931
Compound embedded derivative liabilities	—	—	3,266	3,266
Currency interest rate swap derivative liability	—	3,486	—	3,486
Total financial liabilities	$—	$55,600	$125,197	$180,797

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

The following table provides a reconciliation of the beginning and ending balances for the convertible notes disclosed at fair value using significant unobservable inputs (Level 3) (in thousands):

2016
Balance at January 1	$96,291
Additions of convertible notes	9,143
Conversion/extinguishment of convertible notes	(3,672)
Change in fair value of convertible notes	20,169
Balance at June 30	$121,931

Derivative Instruments

The following table provides a reconciliation of the beginning and ending balances for the compound embedded derivative liabilities measured at fair value using significant unobservable inputs (Level 3) (in thousands):

2016
Balance at January 1	$46,430
Derecognition on conversion/extinguishment	(2,672)
Gain from change in fair value of derivative liabilities	(40,492)
Balance at June 30	$3,266

The compound embedded derivative liabilities represent the fair value of the equity conversion options and "make-whole" provisions, as well as the down round conversion price adjustment or conversion rate adjustment provisions of the R&D Notes, the Tranche I Notes, the Tranche II Notes, the 2014 144A Notes, the 2015 144A Notes and the 2016 Convertible Notes (see Note 5, "Debt"). There is no current observable market for these types of derivatives and, as such, the Company determined the fair value of the embedded derivatives using a Monte Carlo simulation valuation model for the R&D Notes and the binomial lattice model for the Tranche I Notes, the Tranche II Notes, the 2014 144A Notes, the 2015 144A Notes and the 2016 Convertible Notes (collectively, "the Convertible Notes"). A Monte Carlo simulation valuation model combines expected cash outflows with market-based assumptions regarding risk-adjusted yields, stock price volatility, probability of a change of control and the trading information of the Company's common stock into which the notes are or may be convertible. A binomial lattice model generates two probable outcomes - one up and another down - arising at each point in time, starting from the date of valuation until the maturity date. A lattice model was used to determine if the Convertible Notes would be converted, called or held at each decision point. Within the lattice model, the following assumptions are made: (i) the Convertible Notes will be converted early if the conversion value is greater than the holding value and (ii) the Convertible Notes will be called if the holding value is greater than both (a) redemption price and (b) the conversion value at the time. If the Convertible Notes are called, then the holder will maximize their value by finding the optimal decision between (1) redeeming at the redemption price and (2) converting the Convertible Notes. Using this lattice method, the Company valued the embedded derivatives using the "with-and-without method", where the fair value of the Convertible Notes including the embedded derivative is defined as the "with", and the fair value of the Convertible Notes excluding the embedded derivatives is defined as the "without". This method estimates the fair value of the embedded derivatives by looking at the difference in the values between the Convertible Notes with the embedded derivatives and the fair value of the Convertible Notes without the embedded derivatives. The lattice model uses the stock price, conversion price, maturity date, risk-free interest rate, estimated stock volatility and estimated credit spread. The Company marks the compound embedded derivatives to market due to the conversion price not being indexed to the Company's own stock. As of June 30, 2016 and December 31, 2015, included in "Derivative Liabilities" on the condensed consolidated balance sheet are the Company's compound embedded derivative liabilities of $3.3 million and $46.4 million, respectively.

The market-based assumptions and estimates used in valuing the compound embedded derivative liabilities include amounts in the following ranges/amounts:

	June 30, 2016			June 30, 2015
Risk-free interest rate	0.30%	-	0.69%	0.30%	-	1.30%
Risk-adjusted yields	23.00%	-	27.50%	21.80%	-	31.90%
Stock-price volatility		45%			45%
Probability of change in control		5%			5%
Stock price		$0.45			$1.95
Credit spread	22.35%	-	27.20%	20.61%	-	30.60%
Estimated conversion dates	2016	-	2019	2015	-	2019

Changes in valuation assumptions can have a significant impact on the valuation of the embedded derivative liabilities. For example, all other things being equal, a decrease/increase in the Company’s stock price, probability of change of control, credit spread, term to maturity/conversion or stock price volatility decreases/increases the valuation of the liabilities, whereas a decrease/increase in risk adjusted yields or risk-free interest rates increases/decreases the valuation of the liabilities. The conversion price of certain of the Convertible Notes also include conversion price adjustment features and for example, issuances of common stock by the Company at prices lower than the conversion price result in a reset of the conversion price of such notes, which increases the value of the embedded derivative liabilities. See Note 5, "Debt" for further details of conversion price adjustment features.

In June 2012, the Company entered into a loan agreement with Banco Pine S.A. (or "Banco Pine") under which Banco Pine provided the Company with a loan (or the "Banco Pine Bridge Loan") (see Note 5, "Debt"). At the time of the Banco Pine Bridge Loan, the Company also entered into a currency interest rate swap arrangement with Banco Pine with respect to the repayment of R$22.0 million (approximately US$6.9 million based on the exchange rate as of June 30, 2016) of the Banco Pine Bridge Loan. The swap arrangement exchanges the principal and interest payments under the Banco Pine Bridge Loan for alternative principal and interest payments that are subject to adjustment based on fluctuations in the foreign exchange rate between the U.S. dollar and Brazilian real. The swap has a fixed interest rate of 3.94%. Changes in the fair value of the swap are recognized in “Gain (loss) from change in fair value of derivative instruments" in the condensed consolidated statements of operations are as follows (in thousands):

	Income Statement Classification	Three Months Ended June 30,		Six Months Ended June 30,
Type of Derivative Contract		2016	2015	2016	2015
Currency interest rate swap	Gain (loss) from change in fair value of derivative instruments	$1,275	$310	$2,120	$(1,405)

Derivative instruments measured at fair value as of June 30, 2016 and December 31, 2015, and their classification on the condensed consolidated balance sheets are as follows (in thousands):

	June 30, 2016	December 31, 2015
Fair market value of compound embedded derivative liabilities	$3,266	$46,430
Fair value of swap obligations	3,486	5,009
Total derivative liabilities	$6,752	$51,439

.

4. Balance Sheet Components

Inventories, net

Inventories, net are stated at the lower of cost or market and comprise of the following (in thousands):

	June 30, 2016	December 31, 2015
Raw materials	$2,865	$2,204
Work-in-process	1,898	3,583
Finished goods	5,233	5,099
Inventories, net	$9,996	$10,886

Property, Plant and Equipment, net

Property, plant and equipment, net is comprised of the following (in thousands):

	June 30, 2016	December 31, 2015
Machinery and equipment	$84,764	$72,876
Leasehold improvements	38,809	38,519
Computers and software	9,541	9,117
Buildings	4,772	3,922
Furniture and office equipment	2,340	2,234
Vehicles	197	215
Construction in progress	6,708	5,736
	147,131	132,619
Less: accumulated depreciation and amortization	(81,931)	(72,822)
Property, plant and equipment, net	$65,200	$59,797

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

Property, plant and equipment, net includes $2.3 million and $2.7 million of machinery and equipment under capital leases as of June 30, 2016 and December 31, 2015, respectively. Accumulated amortization of assets under capital leases totaled $0.3 million and $0.5 million as of June 30, 2016 and December 31, 2015, respectively.

Depreciation and amortization expense, including amortization of assets under capital leases was $2.8 million and $3.4 million for the three months ended June 30, 2016 and 2015, respectively, and $5.7 million and $6.8 million for the six months ended June 30, 2016 and 2015, respectively.

Other Assets (non-current)

Other assets are comprised of the following (in thousands):

	June 30, 2016	December 31, 2015
Recoverable taxes from Brazilian government entities	$10,940	$8,887
Deposits on property and equipment, including taxes	296	243
Other	1,397	1,227
Total other assets	$12,633	$10,357

Accrued and Other Current Liabilities

Accrued and other current liabilities are comprised of the following (in thousands):

	June 30, 2016	December 31, 2015
Withholding tax related to conversion of related party notes	$4,858	$4,723
Professional services	5,723	4,017
SMA relocation accrual	4,430	3,641
Accrued interest	5,205	1,984
Tax-related liabilities	2,588	2,505
Accrued vacation	2,194	2,023
Payroll and related expenses	2,775	3,122
Deferred rent, current portion	1,111	1,111
Contractual obligations to contract manufacturers	768	—
Other	1,205	1,142
Total accrued and other current liabilities	$30,857	$24,268

5. Debt and Mezzanine Equity

Debt is comprised of the following (in thousands):

	June 30, 2016	December 31, 2015

Senior secured loan facility	$28,344	$31,590
BNDES credit facility	1,785	1,956
FINEP credit facility	864	840
Total credit facilities	30,993	34,386
Convertible notes	72,402	61,233
Related party convertible notes	42,837	42,749
Related party loan payable	21,957	—
Loans payable	13,203	13,606
Total debt	181,392	151,974
Less: current portion	(79,979)	(36,281)
Long-term debt	$101,413	$115,693
Mezzanine equity(1)	$5,000	$—

____________

(1) See Note 8, "Significant Agreements" for details regarding the Bill & Melinda Gates Foundation Investment, classified as mezzanine equity.

Senior Secured Loan Facility

In March 2014, the Company entered into a Loan and Security Agreement with Hercules Technology Growth Capital, Inc. (or “Hercules”) to make available to Amyris a loan facility in the aggregate principal amount of up to $25.0 million (or the "Senior Secured Loan Facility"), which loan facility was fully drawn at the closing. The initial loan of $25.0 million under the Senior Secured Loan Facility accrues interest at a rate per annum equal to the greater of either the prime rate reported in the Wall Street Journal plus 6.25% or 9.50%. The Company may repay the outstanding amounts under the Senior Secured Credit Facility before the maturity date (February 1, 2017) if it pays an additional fee of 1% of the outstanding loans. The Company was also required to pay a 1% facility charge at the closing of the Senior Secured Credit Facility, and is required to pay a 10% end of term charge with respect to the initial loan of $25.0 million. In connection with the execution of the Senior Secured Loan Facility, Amyris agreed to certain customary representations and warranties and covenants, as well as certain covenants that were subsequently amended (as described below).

In June 2014, the Company and Hercules entered into a first amendment of the Senior Secured Loan Facility. Pursuant to the first amendment, the parties agreed to adjust the term loan maturity date from May 31, 2015 to February 1, 2017 and remove (i) a requirement for the Company to pay a forbearance fee of $10.0 million in the event certain covenants were not satisfied, (ii) a covenant that the Company maintain positive cash flow commencing with the fiscal quarter beginning October 1, 2014, (iii) a covenant that, beginning with the fiscal quarter beginning July 1, 2014, the Company and its subsidiaries achieve certain projected cash product revenues and projected cash product gross profits, and (iv) an obligation for the Company to file a registration statement on Form S-3 with the SEC by no later than June 30, 2014 and complete an equity financing of more than $50.0 million by no later than September 30, 2014. The Company further agreed to include a new covenant requiring the Company to maintain unrestricted, unencumbered cash in defined U.S. bank accounts in an amount equal to at least 50% of the principal amount then outstanding under the Senior Secured Loan Facility and borrow an additional $5.0 million. The additional $5.0 million borrowing was completed in June 2014, and accrues interest at a rate per annum equal to the greater of (i) the prime rate reported in the Wall Street Journal plus 5.25% and (ii) 8.5%.

In March 2015, the Company and Hercules entered into a second amendment of the Senior Secured Loan Facility. Pursuant to the second amendment, the parties agreed to, among other things, establish an additional credit facility in the principal amount of up to $15.0 million, which would be available to be drawn by the Company through the earlier of March 31, 2016 or such time as the Company raised an aggregate of at least $20.0 million through the sale of new equity securities. Under the terms of the second amendment, the Company agreed to pay Hercules a 3.0% facility availability fee on April 1, 2015. The Company had the ability to cancel the additional facility at any time prior to June 30, 2015 at its own option, and the additional facility would terminate upon the Company securing a new equity financing of at least $20.0 million. If the facility was not canceled, and any outstanding borrowings were not repaid, before June 30, 2015, an additional 5.0% facility fee would become payable on June 30, 2015. The Company did not cancel the facility prior to June 30, 2015, and the 5.0% facility fee became payable as of June 30, 2015. The Company did not pay the additional facility fee and thereafter received a waiver from Hercules with respect thereto. The additional facility was cancelled undrawn upon the completion of the Company’s private offering of common stock and warrants in July 2015.

In November 2015, the Company and Hercules entered into a third amendment of the Senior Secured Loan Facility. Pursuant to the third amendment, the Company borrowed $10,960,000 (or the “Third Amendment Borrowed Amount”) from Hercules on November 30, 2015. As of December 1, 2015, after the funding of the Third Amendment Borrowed Amount (and including repayment of $9.1 million of principal that had occurred prior to the third amendment), the aggregate principal amount outstanding under the Senior Secured Loan Facility was approximately $31.7 million. The Third Amendment Borrowed Amount accrues interest at a rate per annum equal to the greater of (i) 9.5% and (ii) the prime rate reported in the Wall Street Journal plus 6.25%, and, like the previous loans under the Senior Secured Loan Facility, has a maturity date of February 1, 2017. Upon the earlier of the maturity date, prepayment in full or such obligations otherwise becoming due and payable, in addition to repaying the outstanding Third Amendment Borrowed Amount (and all other amounts owed under the Senior Secured Loan Facility, as amended), the Company is also required to pay an end-of-term charge of $767,200. Pursuant to the third amendment, the Company also paid Hercules fees of $1.0 million, $750,000 of which was owed in connection with the expired $15.0 million facility under the second amendment and $250,000 of which was related to the Third Amendment Borrowed Amount. Under the third amendment, the parties agreed that the Company would, commencing on December 1, 2015, be required to pay only the interest accruing on all outstanding loans under the Senior Secured Loan Facility until February 29, 2016. Commencing on March 1, 2016, the Company would have been required to begin repaying principal of all loans under the Senior Secured Loan Facility, in addition to the applicable interest. However, pursuant to the third amendment, the Company could, by achieving certain cash inflow targets in 2016, extend the interest-only period to December 1, 2016. Upon the issuance by the Company of $20.0 million of unsecured promissory notes and warrants in a private placement in February 2016 for aggregate cash proceeds of $20.0 million, the Company satisfied the conditions for extending the interest-only period to May 31, 2016. On June 1, 2016, the Company commenced the repayment of outstanding principal under the Senior Secured Loan Facility. In June 2016, the Company was notified by Hercules that it had transferred and assigned its rights and obligations under the Senior Secured Loan Facility to Stegodon Corporation (or “Stegodon”). On June 29, 2016, the Company received a deferment from Stegodon of all scheduled principal repayments under the Senior Secured Loan Facility through October 31, 2016. Refer to Note 8, “Significant Agreements” for additional details.

As of June 30, 2016, $28.3 million was outstanding under the Senior Secured Loan Facility, net of discount and issuance costs of $0.2 million. The Senior Secured Loan Facility is secured by liens on the Company's assets, including on certain Company intellectual property. The Senior Secured Loan Facility includes customary events of default, including failure to pay amounts due, breaches of covenants and warranties, material adverse effect events, certain cross defaults and judgments, and insolvency. If an event of default occurs, Stegodon may require immediate repayment of all amounts outstanding under the Senior Secured Loan Facility. The Senior Secured Loan Facility also requires the Company to maintain unrestricted, unencumbered cash in defined U.S. bank accounts in an amount equal to at least 50% of the principal amount outstanding under the Senior Secured Loan Facility. The Company has received a waiver of compliance with such covenant through October 31, 2016. Refer to Note 8, “Significant Agreements” for additional details. Stegodon did not accelerate the amounts due to it and the Company was in compliance with the other covenants under the Senior Secured Loan Facility as of June 30, 2016. In addition, the balance sheet classification of the Company’s other debt instruments was not impacted by the breach of the covenant.

BNDES Credit Facility

In December 2011, the Company entered into a credit facility with the Brazilian Development Bank (or “BNDES” and such credit facility is the “BNDES Credit Facility”) in the amount of R$22.4 million (approximately US$7.0 million based on the exchange rate as of June 30, 2016). This BNDES Credit Facility was extended as project financing for a production site in Brazil. The credit line was divided into an initial tranche of up to approximately R$19.1 million and an additional tranche of approximately R$3.3 million that would become available upon delivery of additional guarantees. The credit line was cancelled in 2013.

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

The BNDES Credit Facility is collateralized by a first priority security interest in certain of the Company's equipment and other tangible assets totaling R$24.9 million (approximately $7.8 million based on the exchange rate as of June 30, 2016). The Company is a parent guarantor for the payment of the outstanding balance under the BNDES Credit Facility. Additionally, the Company was required to provide a bank guarantee equal to 10% of the total approved amount (R$22.4 million in total debt) available under the BNDES Credit Facility. For advances of the second tranche (above R$19.1 million), the Company is required to provide additional bank guarantees equal to 90% of each such advance, plus additional Company guarantees equal to at least 130% of such advance. The BNDES Credit Facility contains customary events of default, including payment failures, failure to satisfy other obligations under this credit facility or related documents, defaults in respect of other indebtedness, bankruptcy, insolvency and inability to pay debts when due, material judgments, and changes in control of Amyris Brasil. If any event of default occurs, BNDES may terminate its commitments and declare immediately due all borrowings under the facility. As of June 30, 2016 and December 31, 2015, the Company had R$5.7 million (approximately US$1.8 million based on the exchange rate as of June 30, 2016) and R$7.6 million (approximately US$1.9 million based on the exchange rate as of December 31, 2015), respectively, in outstanding advances under the BNDES Credit Facility.

FINEP Credit Facility

In November 2010, the Company entered into a credit facility with Financiadora de Estudos e Projetos (or the “FINEP Credit Facility”). The FINEP Credit Facility was extended to partially fund expenses related to the Company’s research and development project on sugarcane-based biodiesel (or the “FINEP Project”) and provided for loans of up to an aggregate principal amount of R$6.4 million (approximately US$2.0 million based on the exchange rate as of June 30, 2016), which is secured by a chattel mortgage on certain equipment of Amyris Brasil as well as by bank letters of guarantee. All available credit under this facility is fully drawn.

Interest on loans drawn under the FINEP Credit Facility is fixed at 5% per annum. In case of default under or non-compliance with the terms of the agreement, the interest on loans will be dependent on the long-term interest rate as published by the Central Bank of Brazil (such rate, the “TJLP”). If the TJLP at the time of default is greater than 6%, then the interest will be 5% plus a TJLP adjustment factor, otherwise the interest will be 11% per annum. In addition, a fine of up to 10% shall apply to the amount of any obligation in default. Interest on late balances will be 1% per month, levied on the overdue amount. Payment of the outstanding loan balance is being made in 81 monthly installments, which commenced in July 2012 and extends through March 2019. Interest on loans drawn and other charges are paid on a monthly basis and commenced in March 2011. As of June 30, 2016 and December 31, 2015, the total outstanding loan balance under this credit facility was R$2.8 million (approximately US$0.9 million based on the exchange rate as of June 30, 2016) and R$3.4 million (approximately US$0.9 million based on exchange rate as of December 31, 2015), respectively.

Convertible Notes

Fidelity

In February 2012, the Company completed the sale of senior unsecured convertible promissory notes in an aggregate principal amount of $25.0 million pursuant to a securities purchase agreement, between the Company and certain investment funds affiliated with FMR LLC (or the "Fidelity Securities Purchase Agreement"). The offering consisted of the sale of 3% senior unsecured convertible promissory notes with a March 1, 2017 maturity date and an initial conversion price equal to $7.0682 per share of the Company's common stock, subject to proportional adjustment for adjustments to outstanding common stock and anti-dilution provisions in case of dividends and distributions (or the "Fidelity Notes"). In October 2015, the Company issued $57.6 million of convertible senior notes and used approximately $8.8 million of the proceeds therefrom to repurchase $9.7 million aggregate principal amount of outstanding Fidelity Notes. As of June 30, 2016, the Fidelity Notes were convertible into an aggregate of up to 2,165,898 shares of the Company's common stock. The holders of the Fidelity Notes have a right to require repayment of 101% of the principal amount of the Fidelity Notes in an acquisition of the Company, and the Fidelity Notes provide for payment of unpaid interest on conversion following such an acquisition if the note holders do not require such repayment. The Fidelity Securities Purchase Agreement and Fidelity Notes include covenants regarding payment of interest, maintaining the Company's listing status, limitations on debt, maintenance of corporate existence, and timely filing of SEC reports. The Fidelity Notes include standard events of default resulting in acceleration of indebtedness, including failure to pay, bankruptcy and insolvency, cross-defaults and breaches of the covenants in the Fidelity Securities Purchase Agreement and Fidelity Notes, with default interest rates and associated cure periods applicable to the covenant regarding SEC reporting. Furthermore, the Fidelity Notes include restrictions on the amount of debt the Company is permitted to incur. With exceptions for certain existing debt, refinancing of such debt and certain other exclusions and waivers, the Fidelity Notes provide that the Company's total outstanding debt at any time cannot exceed the greater of $200.0 million or 50% of its consolidated total assets and its secured debt cannot exceed the greater of $125.0 million or 30% of its consolidated total assets. In connection with the Company’s closing of a short-term bridge loan for $35.0 million in October 2013, holders of the Fidelity Notes waived compliance with the debt limitations outlined above as to the $35.0 million bridge loan (or the “Temasek Bridge Note”) and the August 2013 Financing (defined below). In consideration for such waiver, the Company granted to holders of the Fidelity Notes or their affiliates the right to purchase up to an aggregate of $7.6 million worth of convertible promissory notes in the first tranche of the August 2013 Financing.

Pursuant to a Securities Purchase Agreement among the Company, Maxwell (Mauritius) Pte Ltd (or “Temasek”) and Total, dated as of August 8, 2013 (or, as amended, the “August 2013 SPA”), as amended in October 2013 to include certain entities affiliated with FMR LLC (or the “Fidelity Entities”), the Company sold and issued certain senior convertible notes (or the “Tranche I Notes”) pursuant to a financing (or the “August 2013 Financing”) exempt from registration under the Securities Act of 1933, as amended (or the “Securities Act”), in an aggregate principal amount of $7.6 million to the Fidelity Entities. See "Related Party Convertible Notes" in this Note 5, "Debt."

2014 Rule 144A Convertible Note Offering

In May 2014, the Company entered into a Purchase Agreement with Morgan Stanley & Co. LLC, as the initial purchaser (or the “Initial Purchaser”), relating to the sale of $75.0 million aggregate in principal amount of its 6.50% Convertible Senior Notes due 2019 (or the "2014 144A Notes") to the Initial Purchaser in a private placement, and for initial resale by the Initial Purchaser to certain qualified institutional buyers (or the "2014 144A Convertible Note Offering"). In addition, the Company granted the Initial Purchaser an option to purchase up to an additional $15.0 million aggregate principal amount of 2014 144A Notes, which option expired unexercised according to its terms. Under the terms of the purchase agreement for the 2014 144A Notes, the Company agreed to customary indemnification of the Initial Purchaser against certain liabilities. The Notes were issued pursuant to an Indenture, dated as of May 29, 2014 (or the “2014 Indenture”), between the Company and Wells Fargo Bank, National Association, as trustee. The net proceeds from the offering of the 2014 144A Notes were approximately $72.0 million after payment of the Initial Purchaser’s discounts and offering expenses. In addition, in connection with obtaining a waiver from Total of its preexisting contractual right to exchange certain senior secured convertible notes previously issued by the Company for new notes issued in the 2014 144A Convertible Note Offering, the Company used approximately $9.7 million of the net proceeds to repay previously issued notes (representing the amount of 2014 144A Notes purchased by Total from the Initial Purchaser). Certain of the Company's affiliated entities purchased $24.7 million in aggregate principal amount of 2014 144A Notes from the Initial Purchaser (described further below under "Related Party Convertible Notes"). In October 2015, the Company issued $57.6 million of convertible senior notes and used approximately $18.3 million of the net proceeds therefrom to repurchase $22.9 million aggregate principal amount of outstanding 2014 144A Notes. The 2014 144A Notes bear interest at a rate of 6.50% per year, payable semiannually in arrears on May 15 and November 15 of each year, beginning November 15, 2014. The 2014 144A Notes mature on May 15, 2019, unless earlier converted or repurchased. The 2014 144A Notes are convertible into shares of the Company's common stock at any time prior to the close of business day on May 15, 2019, at the initial conversion rate of 267.037 shares of Common Stock per $1,000 principal amount of 2014 144A Notes (subject to adjustment in certain circumstances). This represents an effective conversion price of approximately $3.74 per share of common stock. For any conversion on or after May 15, 2015, in the event that the last reported sale price of the Company’s common stock for 20 or more trading days (whether or not consecutive) in a period of 30 consecutive trading days ending within five trading days immediately prior to the date the Company receives a notice of conversion exceeds the then-applicable conversion price per share on each such trading day, the holders, in addition to the shares deliverable upon conversion, noteholders will be entitled to receive a cash payment equal to the present value of the remaining scheduled payments of interest that would have been made on the 2014 144A Notes being converted from the conversion date to the earlier of the date that is three years after the date the Company receives such notice of conversion and maturity (May 15, 2019), which will be computed using a discount rate of 0.75%. In the event of a fundamental change, as defined in the 2014 Indenture, holders of the 2014 144A Notes may require the Company to purchase all or a portion of the 2014 144A Notes at a price equal to 100% of the principal amount of the 2014 144A Notes, plus any accrued and unpaid interest to, but excluding, the fundamental change repurchase date. In addition, holders of the 2014 144A Notes who convert their 2014 144A Notes in connection with a make-whole fundamental change will, under certain circumstances, be entitled to an increase in the conversion rate. Refer to the “Exchange” and “Maturity Treatment Agreement” sections of this Note 5, "Debt", for details of the impact of the Maturity Treatment and Exchange agreements on the 2014 144A Notes.

2015 Rule 144A Convertible Note Offering

In October 2015, the Company entered into a purchase agreement with certain qualified institutional buyers relating to the sale of $57.6 million aggregate principal amount of its 9.50% Convertible Senior Notes due 2019 (or the “2015 144A Notes”) to the purchasers in a private placement (or the “2015 144A Offering”). The Notes were issued pursuant to an Indenture, dated as of October 20, 2015 (or the “2015 Indenture”), between the Company and Wells Fargo Bank, National Association, as trustee. The net proceeds from the offering of the 2015 144A Notes were approximately $54.4 million after payment of the estimated offering expenses and placement agent fees. The Company used approximately $18.3 million of the net proceeds to repurchase $22.9 million aggregate principal amount of outstanding 2014 144A Notes and approximately $8.8 million to repurchase $9.7 million aggregate principal amount of outstanding Fidelity Notes, in each case held by purchasers of the 2015 144A Notes. The 2015 144A Notes bear interest at a rate of 9.50% per year, payable semiannually in arrears on April 15 and October 15 of each year, beginning April 15, 2016. Interest on the 2015 144A Notes is payable, at the Company’s option, entirely in cash or entirely in common stock. The Company elected to make the April 15, 2016 interest payment in shares of common stock. The 2015 144A Notes will mature on April 15, 2019 unless earlier converted or repurchased.

The 2015 144A Notes are convertible into shares of the Company's common stock at any time prior to the close of business on April 15, 2019. The 2015 144A Notes had an initial conversion rate of 443.6557 shares of Common Stock per $1,000 principal amount of 2015 144A Notes (subject to adjustment in certain circumstances). This represented an initial effective conversion price of approximately $2.25 per share of common stock. Following the issuance by the Company of warrants to purchase common stock in a private placement transaction in February 2016, as described below, the conversion rate of the 2015 144A Notes was adjusted to 445.2552 shares of Common Stock per $1,000 principal amount of 2015 144A Notes. For any conversion on or after November 27, 2015, in addition to the shares deliverable upon conversion, noteholders will be entitled to receive a payment equal to the present value of the remaining scheduled payments of interest that would have been made on the 2015 144A Notes being converted from the conversion date to the earlier of the date that is three years after the date the Company receives such notice of conversion and maturity (April 15, 2019), which will be computed using a discount rate of 0.75%. The Company may make such payment (the “Early Conversion Payment”) either in cash or in common stock, at its election, provided that it may only make such payment in common stock if such common stock is not subject to restrictions on transfer under the Securities Act by persons other than the Company’s affiliates. If the Company elects to pay an Early Conversion Payment in common stock, then the stock will be valued at 92.5% of the simple average of the daily volume-weighted average price per share for the 10 trading days ending on and including the trading day immediately preceding the conversion date. In the event of a fundamental change, as defined in the 2015 Indenture, holders of the 2015 144A Notes may require the Company to purchase all or a portion of the 2015 144A Notes at a price equal to 100% of the principal amount of the 2015 144A Notes, plus any accrued and unpaid interest to, but excluding, the fundamental change repurchase date. In addition, holders of the 2015 144A Notes who convert their 2015 144A Notes in connection with a make-whole fundamental change will, under certain circumstances, be entitled to an increase in the conversion rate. The issuance of shares of common stock upon conversion of the 2015 144A Notes, upon the Company’s election to pay interest on the 2015 144A Notes in shares of common stock and upon the Company’s election to pay the Early Conversion Payment in shares of common stock in an aggregate amount in excess of 38,415,626 shares of the Company’s common stock was subject to stockholder approval, which was obtained on May 17, 2016. With exceptions for certain existing debt, refinancing of such debt and certain other exclusions and waivers, the 2015 144A Notes provide that, as long as the aggregate outstanding principal amount of the 2015 144A Notes exceeds $25.0 million, the Company's outstanding unsecured debt at any time cannot exceed $200.0 million and its secured debt cannot exceed the greater of $65.0 million or 30% of its consolidated total assets.

May 2016 Convertible Note Offering

In May 2016, the Company entered into a securities purchase agreement (or the “May 2016 Purchase Agreement”) between the Company and a private investor relating to the sale of up to $15.0 million aggregate principal amount of convertible notes (or the “2016 Convertible Notes”) that are convertible into shares of the Company’s common stock at an initial conversion price of $1.90 per share. The conversion price will be subject to adjustment in the event of any stock split, reverse stock split, recapitalization, reorganization or similar transaction. The May 2016 Purchase Agreement includes customary representations, warranties and covenants by the Company. The May 2016 Purchase Agreement also provides the purchaser with a right of first refusal with respect to any variable rate transaction on the same terms and conditions as are offered to a third-party purchaser for as long as the purchaser holds any 2016 Convertible Notes or shares of the Company’s common stock underlying the 2016 Convertible Notes.

The 2016 Convertible Notes will be issued and sold in two separate closings. The initial closing occurred on May 10, 2016. At the initial closing, the Company issued and sold a 2016 Convertible Note in a principal amount of $10.0 million to the purchaser, resulting in net proceeds to the Company of approximately $9.9 million. The second closing will occur on the first trading day following the completion of the first three installment periods under the 2016 Convertible Notes and the satisfaction or waiver of certain other closing conditions, including certain equity conditions, such as that no Triggering Event (as defined below) has occurred. At the second closing, the Company will issue and sell a 2016 Convertible Note in a principal amount of $5.0 million to the purchaser, resulting in expected net proceeds to the Company of approximately $5.0 million.

The 2016 Convertible Notes and the common stock underlying the 2016 Convertible Notes are being offered and sold pursuant to a prospectus filed with the Securities and Exchange Commission (or the “SEC”) on April 9, 2015 and a prospectus supplement dated May 10, 2016, in connection with a takedown from the Company’s effective shelf registration statement on Form S-3 (File No. 333-203216) declared effective by the SEC on April 15, 2015.

The 2016 Convertible Notes are general unsecured obligations of the Company. Unless earlier converted or redeemed, the 2016 Convertible Notes will mature on the 18-month anniversary of their respective issuance, subject to the rights of the holders to extend the maturity date in certain circumstances.

The 2016 Convertible Notes will be payable in monthly installments, in either cash at 118% of such installment amount or, at the Company’s option, subject to the satisfaction of certain equity conditions, shares of common stock at a discount to the then-current market price, subject to a price floor. In addition, in the event that the Company elects to pay all or any portion of a monthly installment in common stock, the holders of the 2016 Convertible Notes shall have the right to require that the Company repay in common stock an additional amount of the 2016 Convertible Notes not to exceed 50% of the cumulative sum of the aggregate amounts by which the dollar-weighted trading volume of the Company’s common stock for all trading days during the applicable installment period exceeds $200,000. The Company elected to make the June installment payment in shares of common stock.

The 2016 Convertible Notes contain customary terms and covenants, including certain events of default after which the holders may require the Company to redeem all or any portion of their 2016 Convertible Notes in cash at a price equal to the greater of (i) 118% of the amount being redeemed and (ii) the intrinsic value of the shares of common stock issuable upon an installment payment of the amount being redeemed in shares.

In the event of a Fundamental Transaction (as defined in the 2016 Convertible Notes), holders of the 2016 Convertible Notes may require the Company to redeem all or any portion of their 2016 Convertible Notes at a price equal to the greater of (i) 118% of the amount being redeemed and (ii) the intrinsic value of the shares of common stock issuable upon an installment payment of the amount being redeemed in shares.

The Company has the right to redeem the 2016 Convertible Notes for cash, in whole, at any time, or in part, from time to time, at a redemption price equal to 118% of the principal amount of the 2016 Convertible Notes being redeemed. In addition, if the volume-weighted average price of the Company’s common stock is (i) less than $1.00 for 30 consecutive trading days or (ii) less than $0.50 for five consecutive trading days (each, a “Triggering Event”) within four months of the issuance of any 2016 Convertible Notes, the Company will have the option to redeem such 2016 Convertible Notes in whole for cash at a redemption price equal to 112% of the principal amount of such 2016 Convertible Notes.

Related Party Convertible Notes

Total R&D Convertible Notes

In July 2012 and December 2013, the Company entered into a series of agreements (or the "Total Fuel Agreements") with Total Energies Nouvelles Activités USA (formerly known as Total Gas & Power USA, SAS, and referred to as “Total”) to establish a research and development program (or the "Program") and form a joint venture (or the "Fuels JV") with Total to produce and commercialize farnesene- or farnesane-based diesel and jet fuels, and established a convertible debt structure for the collaboration funding from Total.

The purchase agreement for the notes related to the funding from Total (or the “Total Purchase Agreement”) provided for the sale of an aggregate of $105.0 million in 1.5% Senior Unsecured Convertible Notes due March 2017 (the “Unsecured R&D Notes”) as follows:

•	As part of an initial closing under the purchase agreement (which was completed in two installments), (i) on July 30, 2012, the Company sold an Unsecured R&D Note with a principal amount of $38.3 million, including $15.0 million in new funds and $23.3 million in previously-provided diesel research and development funding by Total, and (ii) on September 14, 2012, the Company sold another Unsecured R&D Note for $15.0 million in new funds from Total. These Unsecured R&D Notes had an initial conversion price of $7.0682 per share.

•	At a second closing under the Total Purchase Agreement (also completed in two installments) the Company sold additional Unsecured R&D Notes for an aggregate of $30.0 million in new funds from Total ($10.0 million in June 2013 and $20.0 million in July 2013). These Unsecured R&D Notes had an initial conversion price of $3.08 per share, as described below.

•	At a third closing under the Total Purchase Agreement (also completed in two installments) the Company sold additional Unsecured R&D Notes for an aggregate of $21.7 million in new funds from Total ($10.85 million in July 2014 and $10.85 million in January 2015) (or the “Third Closing Notes”). These Unsecured R&D Notes had an initial conversion price of $4.11 per share, as described below.

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

In July 2015, Total exchanged all but $5.0 million of R&D Notes then held by Total, such cancelled notes having an aggregate principal amount of $70 million, in exchange for approximately 30.4 million shares of the Company’s common stock in connection with the Exchange. Refer to the “Exchange” section of this Note 5, "Debt", for additional details of the impact of the Exchange Agreement on the R&D Notes.

In March 2016, in connection with the restructuring of the Fuels JV (see Note 7, "Joint Ventures and Noncontrolling Interest"), the Company sold to Total one half of the Company’s ownership stake in the Fuels JV (giving Total an aggregate ownership stake of 75% of the Fuels JV and giving the Company an aggregate ownership stake of 25% of the Fuels JV) in exchange for Total cancelling (i) approximately $1.3 million of R&D Notes, plus all paid-in-kind and accrued interest under all outstanding R&D Notes ($2.8 million, including all such interest that was outstanding as of July 29, 2015) and (ii) a note in the principal amount of Euro 50,000, plus accrued interest, issued to Total in connection with the original capitalization of the Fuels JV. To satisfy its purchase obligation above, Total surrendered to the Company the remaining R&D Note of approximately $5.0 million in principal amount, and the Company executed and delivered to Total a new, Unsecured R&D Note in the principal amount of $3.7 million. The disposal of the 25% ownership stake in the Fuels JV resulted in a gain to the Company of $4.2 million, which was recognized as a capital contribution from Total within equity.

As of June 30, 2016 and December 31, 2015, $3.7 million and $5.0 million, respectively, of R&D Notes were outstanding, net of debt discount of $0.0 million and $0.0 million, respectively. The R&D Notes have a maturity date of March 1, 2017, an initial conversion price equal to $3.08 per share for the Unsecured R&D Notes, subject to certain adjustments as described below. The R&D Notes bear interest of 1.5% per annum (with a default rate of 2.5%), accruing from the date of issuance and payable at maturity or on conversion or a change of control where Total exercises the right to require the Company to repay the notes, as described below.

The R&D Notes become convertible into the Company's common stock (i) within 10 trading days prior to maturity, (ii) on a change of control of the Company, and (iii) on a default by the Company. The conversion price of the R&D Notes are subject to adjustment for proportional adjustments to outstanding common stock and under anti-dilution provisions in case of certain dividends and distributions. Total has a right to require repayment of 101% of the principal amount of the R&D Notes in the event of a change of control of the Company and the R&D Notes provide for payment of unpaid future interest through the maturity date on conversion following such a change of control if Total does not require such repayment. The Total Purchase Agreement and Unsecured R&D Notes include covenants regarding payment of interest, maintenance of the Company's listing status, limitations on debt, maintenance of corporate existence, and filing of SEC reports. The R&D Notes include standard events of default resulting in acceleration of indebtedness, including failure to pay, bankruptcy and insolvency, cross-defaults, and breaches of the covenants in the Total Purchase Agreement and R&D Notes, with added default interest rates and associated cure periods applicable to the covenant regarding SEC reporting. Furthermore, with exceptions for certain existing debt, refinancing of such debt and certain other exclusions and waivers, the R&D Notes provided that the Company's total outstanding debt at any time may not exceed the greater of $200.0 million or 50% of its consolidated total assets and its secured debt may not exceed the greater of $125.0 million or 30% of its consolidated total assets.

August 2013 Financing Convertible Notes and Temasek Bridge Note

In connection with the August 2013 Financing, the Company entered into the August 2013 Share Purchase Agreement with Total and Temasek to sell up to $73.0 million in convertible promissory notes in private placements, with such notes to be sold and issued over a period of up to 24 months from the date of signing. The August 2013 SPA provided for the August 2013 Financing to be divided into two tranches (the first tranche for $42.6 million and the second tranche for $30.4 million), each with differing closing conditions. Of the total possible purchase price in the financing, $25.0 million was paid in the form of cash by Temasek ($25.0 million in the second tranche), $35.0 million was paid by the exchange and cancellation of the Temasek Bridge Note, as described below, and $13.0 million was paid by the exchange and cancellation of outstanding convertible promissory notes held by Total in connection with its exercise of pro rata rights ($7.6 million in the first tranche and $5.4 million in the second tranche). The August 2013 SPA included requirements that the Company meet certain production milestones before the second tranche would become available, obtain stockholder approval prior to completing any closing of the transaction, and issue a warrant to Temasek to purchase 1,000,000 shares of the Company's common stock at an exercise price of $0.01 per share, exercisable only if Total converts notes previously issued to Total in the second closing under the Total Purchase Agreement. In September 2013, prior to the initial closing of the August 2013 Financing, the Company's stockholders approved the issuance in the private placement of up to $110.0 million aggregate principal amount of senior convertible promissory notes, the issuance of a warrant to purchase 1,000,000 shares of the Company's common stock and the issuance of the common stock issuable upon conversion or exercise of such notes and warrant, which approval included the transactions contemplated by the August 2013 Financing.

In October 2013, the Company sold and issued a senior secured promissory note to Temasek (the “Temasek Bridge Note”) in exchange for a bridge loan of $35.0 million. The Temasek Bridge Note was due on February 2, 2014 and accrued interest at a rate of 5.5% quarterly from the October 4, 2013 date of issuance. The Temasek Bridge Note was cancelled on October 16, 2013 as payment for Temasek’s purchase of Tranche I Notes in the first tranche of the August 2013 Financing, as further described below.

In October 2013, the Company amended the August 2013 SPA to include the investment by the Fidelity Entities in the first tranche of the August 2013 Financing of $7.6 million, and to proportionally increase the amount of first tranche notes acquired by exchange and cancellation of outstanding R&D Notes held by Total in connection with its exercise of pro rata rights up to $9.2 million in the first tranche. Also in October 2013, the Company completed the closing of the first tranche of the August 2013 Financing, issuing a total of $51.8 million in Tranche I Notes for cash proceeds of $7.6 million and cancellation of outstanding convertible promissory notes of $44.2 million, of which $35.0 million resulted from cancellation of the Temasek Bridge Note and the remaining $9.2 million from the exchange and cancellation of an outstanding Total Note. As a result of the exchange and cancellation of the $35.0 million Temasek Bridge Note and the $9.2 million Total Note for the Tranche I Notes, the Company recorded a loss from extinguishment of debt of $19.9 million. The Tranche I Notes are due sixty months from the date of issuance and were initially convertible into the Company’s common stock at a conversion price equal to $2.44, which represents a 15% discount to a trailing 60-day weighted-average closing price of the common stock on The NASDAQ Stock Market (or “NASDAQ”) through August 7, 2013, subject to certain adjustments, as described below. The Tranche I Notes are convertible at the option of the holder: (i) at any time after 18 months from the date of the August 2013 SPA, (ii) on a change of control of the Company and (iii) upon the occurrence of an event of default. Each Tranche I Note accrues interest from the date of issuance until the earlier of the date that such Tranche I Note is converted into the Company’s common stock or is repaid in full. Interest accrues at a rate of 5% per six months, compounded semiannually (with graduated interest rates of 6.5% applicable to the first 180 days and 8% applicable thereafter as the sole remedy should the Company fail to maintain NASDAQ listing status or at 6.5% for all other defaults). Interest for the first 30 months is payable in kind and added to the principal every six months and thereafter, the Company may continue to pay interest in kind by adding to the principal every six months or may elect to pay interest in cash. To date, the Company has elected to pay interest on the Tranche I Notes in kind. The Tranche I Notes may be prepaid by the Company on the 30-month anniversary of the issuance date, and thereafter every six months at the date of payment of the semi-annual coupon.

In January 2014, the Company sold and issued, for face value, approximately $34.0 million of convertible promissory notes in the second tranche of the August 2013 Financing (or the “Tranche II Notes”). At the closing, Temasek purchased $25.0 million of the Tranche II Notes and funds affiliated with Wolverine Asset Management, LLC purchased $3.0 million of the Tranche II Notes, each for cash. Total purchased approximately $6.0 million of the Tranche II Notes through cancellation of the same amount of principal of previously outstanding R&D Notes held by Total. As a result of the exchange and cancellation of the $6.0 million Total Note for the Tranche II Notes, the Company recorded a loss from extinguishment of debt of $9.4 million. The Tranche II Notes will be due sixty months from the date of issuance and were initially convertible into shares of common stock at a conversion price equal to $2.87 per share, which represents a trailing 60-day weighted-average closing price of the common stock on NASDAQ through August 7, 2013, subject to certain adjustments, as described below. Specifically, the Tranche II Notes are convertible at the option of the holder (i) at any time 12 months after issuance, (ii) on a change of control of the Company, and (iii) upon the occurrence of an event of default. Each Tranche II Note will accrue interest from the date of issuance until the earlier of the date that such Tranche II Note is converted into common stock or repaid in full. Interest will accrue at a rate per annum equal to 10%, compounded annually (with graduated interest rates of 13% applicable to the first 180 days and 16% applicable thereafter as the sole remedy should the Company fail to maintain NASDAQ listing status or at 12% for all other defaults). Interest for the first 36 months shall be payable in kind and added to principal every year following the issue date and thereafter, the Company may continue to pay interest in kind by adding to principal on every year anniversary of the issue date or may elect to pay interest in cash. To date, the Company has elected to pay interest on the Tranche II Notes in kind.

The conversion prices of the Tranche I Notes and Tranche II Notes are subject to adjustment (i) according to proportional adjustments to outstanding common stock of the Company in case of certain dividends and distributions, (ii) according to anti-dilution provisions, and (iii) with respect to notes held by any purchaser other than Total, in the event that Total exchanges existing convertible notes for new securities of the Company in connection with future financing transactions in excess of its pro rata amount. Notwithstanding the foregoing, holders of a majority of the principal amount of the notes outstanding at the time of conversion may waive any anti-dilution adjustments to the conversion price. The purchasers have a right to require repayment of 101% of the principal amount of the notes in the event of a change of control of the Company and the notes provide for payment of unpaid interest on conversion following such a change of control if the purchasers do not require such repayment. The August 2013 SPA, Tranche I Notes and Tranche II Notes include covenants regarding payment of interest, maintenance of the Company’s listing status, limitations on debt and on certain liens, maintenance of corporate existence, and filing of SEC reports. The Tranche Notes include standard events of default including failure to pay, bankruptcy and insolvency, cross-defaults, and breaches of the covenants in the August 2013 SPA, Tranche I Notes and Tranche II Notes, after which the Tranche Notes may be due and payable immediately, as well as associated with default interest rates as set forth above.

In July 2015, Temasek exchanged all of the Tranche I and Tranche II Notes then held by Temasek, such notes having an aggregate principal amount of $71.0 million, in exchange for approximately 30.86 million shares of the Company’s common stock in connection with the Exchange. Refer to the “Exchange” section of this Note 5, "Debt", for additional details of the impact of the Exchange Agreement on the R&D Notes.

The conversion price of the Tranche I Notes and Tranche II Notes was reduced to $1.42 per share upon the completion of a private placement of common stock and warrants to purchase common stock in July 2015, as described below.  Following the issuance by the Company of warrants to purchase common stock in a private placement transaction in February 2016, as described below, the conversion price of the Tranche I Notes and Tranche II Notes was further adjusted to $1.40 per share, and following the sale by the Company of shares of common stock to the Bill & Melinda Gates Foundation in May 2016, as described below, the conversion price of the Tranche I Notes and Tranche II Notes was further adjusted to $1.14 per share.

As of June 30, 2016 and December 31, 2015, the related party convertible notes outstanding under the Tranche I Notes and Tranche II Notes were $24.5 million and $23.3 million, respectively, net of debt discount of $0.0 million and $0.0 million, respectively. Refer to the “Exchange” and “Maturity Treatment Agreement” sections of this Note 5, "Debt", for details of the impact of the Maturity Treatment and Exchange agreements on the Tranche I and II Notes.

2014 144A Notes Sold to Related Parties

As of June 30, 2016 and December 31, 2015, the related party convertible notes outstanding under the 2014 Rule 144A Convertible Note Offering were $14.8 million and $14.6 million, respectively, net of discount and issuance costs of $1.6 million and $1.6 million, respectively.

As of June 30, 2016 and December 31, 2015, the total related party convertible notes outstanding were $42.8 million and $42.8 million, respectively, net of discount and issuance costs of $1.7 million and $1.9 million, respectively.

Loans Payable

In July 2012, the Company entered into a Note of Bank Credit and a Fiduciary Conveyance of Movable Goods Agreement (together, the "July 2012 Bank Agreements") with each of Nossa Caixa Desenvolvimento (or “Nossa Caixa”) and Banco Pine S.A. (or “Banco Pine”). Under the July 2012 Bank Agreements, the Company pledged certain farnesene production assets as collateral for the loans of R$52.0 million. The Company's total acquisition cost for such pledged assets was approximately R$68.0 million (approximately US$21.2 million based on the exchange rate as of June 30, 2016). The Company is also a parent guarantor for the payment of the outstanding balance under these loan agreements. Under the July 2012 Bank Agreements, the Company could borrow an aggregate of R$52.0 million (approximately US$16.2 million based on the exchange rate as of June 30, 2016) as financing for capital expenditures relating to the Company's manufacturing facility located in Brotas, Brazil. Specifically, Banco Pine, agreed to lend R$22.0 million and Nossa Caixa agreed to lend R$30.0 million. The funds for the loans are provided by BNDES, but are guaranteed by the lenders. The loans have a final maturity date of July 15, 2022 and bear a fixed interest rate of 5.5% per year. The loans are also subject to early maturity and delinquency charges upon occurrence of certain events including interruption of manufacturing activities at the Company's manufacturing facility in Brotas, Brazil for more than 30 days, except during the sugarcane off-season. For the first two years that the loans are outstanding, the Company is required to pay interest only on a quarterly basis. Since August 15, 2014, the Company has been required to pay equal monthly installments of both principal and interest for the remainder of the term of the loans. As of June 30, 2016 and December 31, 2015, a principal amount of R$39.5 million (approximately US$12.3 million based on the exchange rate as of June 30, 2016) and R$43.0 million (approximately US$11.0 million based on the exchange rate as of June 30, 2016), respectively, was outstanding under these loan agreements.

In March 2014, the Company entered into an export financing agreement with Banco ABC Brasil S.A. (or “ABC”) for approximately $2.2 million to fund exports through March 2015. This loan is collateralized by future exports from the Company's subsidiary in Brazil. In April, 2015, we entered into an additional export financing agreement with ABC for approximately $1.6 million to fund exports through March 2016. This loan is collateralized by future exports from the Company's subsidiary in Brazil. As of June 30, 2016, the aggregate principal amount outstanding under the ABC financing agreements was zero ($1.6 million at December 31, 2015). The Company was also a parent guarantor for the payment of the outstanding balance under these loan agreements.

Exchange (debt conversion)

On July 29, 2015, the Company closed the "Exchange" pursuant to that certain Exchange Agreement, dated as of July 26, 2015 (or the “Exchange Agreement”), among the Company, Temasek and Total.

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

Under the Exchange Agreement, Total also received the following warrants, each with a five-year term, at the closing:

•	A warrant to purchase 18,924,191 shares of the Company’s Common Stock (or the “Total Funding Warrant”).

•	A warrant to purchase 2,000,000 shares of the Company’s common stock that will only be exercisable if the Company fails, as of March 1, 2017, to achieve a target cost per liter to manufacture farnesene (or the “Total R&D Warrant”). The Total Funding Warrant and the Total R&D Warrant are collectively referred to as the “Total Warrants.”

Additionally, under the Exchange Agreement, Temasek received the following warrants:

•	A warrant to purchase 14,677,861 shares of the Company’s common stock. (the “Temasek Exchange Warrant”).

•	A warrant exercisable for that number of shares of the Company’s common stock equal to (1) (A) the number of shares for which Total exercises the Total Funding Warrant plus (B) the number of additional shares for which the certain convertible notes remaining outstanding following the completion of the Exchange may become exercisable as a result of a reduction in the conversion price of such remaining notes as of a result of and/or subsequent to the date of the Exchange plus (C) that number of additional shares in excess of 2,000,000, if any, for which the Total R&D Warrant becomes exercisable multiplied by a fraction equal to 30.6% divided by 69.4% plus (2) (A) the number of any additional shares for which certain other outstanding convertible promissory notes may become exercisable as a result of a reduction to the conversion price of such notes multiplied by (B) a fraction equal to 13.3% divided by 86.7% (or the “Temasek Funding Warrant”).

•	A warrant exercisable for that number of shares of the Company’s common stock equal to 880,339 multiplied by a fraction equal to the number of shares for which Total exercises the Total R&D Warrant divided by 2,000,000. If Total is entitled to, and does, exercise the Total R&D Warrant in full, this warrant would be exercisable for 880,339 shares (or the “Temasek R&D Warrant”).

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

In February and May 2016, as a result of the adjustments to the Tranche I and Tranche II Notes conversion price discussed above under “Related Party Convertible Notes”, the Temasek Funding Warrant became exercisable for an additional 127,194 and 2,335,342 shares of common stock, respectively.

As of June 30, 2016, the Total Funding Warrant, the Temasek Exchange Warrant, and the 2013 Warrant had been fully exercised and Temasek had exercised the Temasek Funding Warrant with respect to 12,700,244 shares of common stock. Neither the Total R&D Warrant nor the Temasek R&D Warrant were exercisable as of June 30, 2016. 2,462,536 of the Temasek Funding Warrant were unexercised as of June 30, 2016.

Maturity Treatment Agreement

At the closing of the Exchange, the Company, Total and Temasek also entered into a Maturity Treatment Agreement, dated as of July 29, 2015, pursuant to which Total and Temasek agreed to convert any Tranche I Notes, Tranche II Notes or 2014 144A Notes held by them that were not cancelled in the Exchange (the “Remaining Notes”) into shares of the Company’s common stock in accordance with the terms of such Remaining Notes upon maturity, provided that certain events of default have not occurred with respect to the applicable Remaining Notes prior to such maturity. As of immediately following the closing of the Exchange, Temasek held $10.0 million in aggregate principal amount of Remaining Notes (consisting of 2014 144A Notes) and Total held approximately $25.0 million in aggregate principal amount of Remaining Notes (consisting of $9.7 million of 2014 144A Notes and $15.3 million of Tranche I and II Notes).

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

The February 2016 Notes are unsecured obligations of the Company and are subordinate to the Company’s obligations under the Senior Secured Loan Facility pursuant to a Subordination Agreement, dated as of February 12, 2016, by and among the Company, the purchasers and the administrative agent under the Senior Secured Loan Facility. Interest will accrue on the February 2016 Notes from and including, with respect to the Initial Sale, February 12, 2016, and with respect to the Subsequent Sale, February 15, 2016, at a rate of 13.50% per annum and is payable on May 15, 2017, the maturity date of the February 2016 Notes, unless the February 2016 Notes are prepaid in accordance with their terms prior to such date. The February 2016 Purchase Agreement and the February 2016 Notes contain customary terms, provisions, representations and warranties, including certain events of default after which the February 2016 Notes may be due and payable immediately, as set forth in the February 2016 Notes.

The exercisability of the warrants issued in the February 2016 Private Placement, which each have a term of five years, was subject to stockholder approval, which was obtained on May 17, 2016. As of June 30, 2016, the carrying amount of the February 2016 Notes was $17.0 million.

June 2016 Private Placement

On June 24, 2016, the Company entered into a Note Purchase Agreement (the “June 2016 Purchase Agreement”) with Foris Ventures, LLC for the sale of $5.0 million in aggregate principal amount of secured promissory notes (the “June 2016 Notes”) to Foris Ventures, LLC in exchange for aggregate proceeds to the Company of $5.0 million (the “June 2016 Private Placement”). The June 2016 Notes were issued in a private placement pursuant to the exemption from registration under Section 4(2) of the Securities Act of 1933, as amended and Regulation D promulgated under the Securities Act. The June 2016 Private Placement closed on June 24, 2016.

The June 2016 Notes are collateralized by a second priority lien on the assets securing the Company’s obligations under the Senior Secured Loan Facility, and are subordinate to the Company’s obligations under the Senior Secured Loan Facility pursuant to a Subordination Agreement, dated as of June 24, 2016, by and among the Company, Foris Ventures, LLC and the administrative agent under the Company’s Senior Secured Loan Facility. Interest will accrue on the June 2016 Notes from and including June 24, 2016 at a rate of 13.50% per annum and is payable in full on May 15, 2017, the maturity date of the June 2016 Notes, unless the June 2016 Notes are prepaid in accordance with their terms prior to such date. The June 2016 Purchase Agreement and the June 2016 Notes contain customary terms, provisions, representations and warranties, including certain events of default after which the June 2016 Notes may be due and payable immediately, as set forth in the June 2016 Notes.

Letters of Credit

In June 2012, the Company entered into a letter of credit agreement for $1.0 million under which it provided a letter of credit to the landlord of its headquarters in Emeryville, California, in order to cover the security deposit on the lease. This letter of credit is secured by a certificate of deposit. Accordingly, the Company has $1.0 million as restricted cash under this arrangement as of June 30, 2016 and December 31, 2015.

Future minimum payments under the debt agreements as of June 30, 2016 are as follows (in thousands):

Years ending December 31:	Related Party Convertible Debt	Convertible Debt	Loans Payable	Related Party Loans payable	Credit Facility	Total
2016 (remaining six months)	$764	$12,471	$2,465	$1,688	$33,717	$51,105
2017	4,865	28,980	2,588	26,257	1,569	64,259
2018	12,579	17,909	2,479	—	326	33,293
2019	25,105	81,814	2,369	—	79	109,367
2020	—	—	2,259	—	—	2,259
Thereafter	—	—	3,351	—	—	3,351
Total future minimum payments	43,313	141,174	15,511	27,945	35,691	263,634
Less: amount representing interest(1)	(5,975)	(68,797)	(2,308)	(5,988)	(4,698)	(87,766)
Present value of minimum debt payments	37,338	72,377	13,203	21,957	30,993	175,868
Less: current portion present value of minimum debt payments	(3,601)	(21,666)	(2,909)	(21,957)	(29,848)	(79,981)
Add: fair value change due to conversions	5,526	—	—	—	—	5,526
Noncurrent portion of debt	$39,263	$50,711	$10,294	$—	$1,145	$101,413

______________

(1) Including debt discount of $41.2 million related to the embedded derivatives associated with the related party and non-related party debt which will be accreted to interest expense under the effective interest method over the term of the debt and debt issuance costs of $3.6 million.

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

6. Commitments and Contingencies

Lease Obligations

The Company leases certain facilities and finances certain equipment under operating and capital leases, respectively. Operating leases include leased facilities and capital leases include leased equipment (see Note 4, "Balance Sheet Components"). The Company recognizes rent expense on a straight-line basis over the non-cancellable lease term and records the difference between rent payments and the recognition of rent expense as a deferred rent liability. Where leases contain escalation clauses, rent abatements, and/or concessions, such as rent holidays and landlord or tenant incentives or allowances, the Company applies them as a straight-line rent expense over the lease term. The Company has non-cancellable operating lease agreements for office, research and development, and manufacturing space that expire at various dates, with the latest expiration in February 2031. Rent expense under operating leases was $1.4 million and $1.3 million for the three months ended June 30, 2016 and 2015, respectively, and was $2.7 million and $2.6 million for the six months ended June 30, 2016 and 2015, respectively.

Future minimum payments under the Company's lease obligations as of June 30, 2016, are as follows (in thousands):

	Capital Leases	Operating Leases	Total Lease Obligations
2016 (remaining six months)	$954	$3,496	$4,450
2017	524	6,828	7,352
2018	28	6,841	6,869
2019	—	6,766	6,766
2020	—	7,002	7,002
Thereafter	—	18,173	18,173
Total future minimum lease payments	1,506	$49,106	$50,612
Less: amount representing interest	(37)
Present value of minimum lease payments	1,469
Less: current portion	(1,370)
Long-term portion	$99

Guarantor Arrangements

The Company has agreements whereby it indemnifies its officers and directors for certain events or occurrences while the officer or directors are serving in their official capacities. The indemnification period remains enforceable for the officer's or director’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a director and officer insurance policy that limits its exposure and enables the Company to recover a portion of any future payments. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal. Accordingly, the Company had no liabilities recorded for these agreements as of June 30, 2016 and December 31, 2015.

The Company entered into the FINEP Credit Facility to finance a research and development project on sugarcane-based biodiesel (see Note 5, "Debt"). The FINEP Credit Facility is guaranteed by a chattel mortgage on certain equipment of the Company. The Company's total acquisition cost for the equipment under this guarantee is approximately R$6.0 million (approximately US$1.9 million based on the exchange rate as of June 30, 2016).

The Company entered into the BNDES Credit Facility to finance a production site in Brazil (see Note 5, "Debt").The BNDES Credit Facility is collateralized by a first priority security interest in certain of the Company's equipment and other tangible assets with a total acquisition cost of R$24.9 million (approximately US$7.8 million based on the exchange rate as of June 30, 2016). The Company is a parent guarantor for the payment of the outstanding balance under the BNDES Credit Facility. Additionally, the Company is required to provide certain bank guarantees under the BNDES Credit Facility.

The Company entered into loan agreements and security agreements whereby the Company pledged certain farnesene production assets as collateral (the fiduciary conveyance of movable goods) with each of Nossa Caixa and Banco Pine (see Note 5, "Debt"). The Company's total acquisition cost for the farnesene production assets pledged as collateral under these agreements is approximately R$68.0 million (approximately US$21.2 million based on the exchange rate as of June 30, 2016). The Company is also a parent guarantor for the payment of the outstanding balance under these loan agreements.

The Company had an export financing agreement with Banco ABC Brasil S.A for approximately $2.2 million for a one year term to fund exports through March 2015. As of June 30, 2016, the loan was fully repaid. On April 8, 2015, the Company entered into another export financing agreement with the same bank for approximately $1.6 million for a one year term to fund exports through March 2016. The loan was fully repaid as of June 30, 2016. This loan is collateralized by future exports from Amyris Brasil. The Company is also a parent guarantor for the payment of the outstanding balance under these loan agreements.

In October 2013, the Company entered into a letter agreement with Total relating to the Temasek Bridge Note and to the closing of the August 2013 Financing (or the "Amendment Agreement") (see Note 5, "Debt"). In the August 2013 Financing, the Company was required to provide the purchasers under the August 2013 SPA with a security interest in the Company’s intellectual property if Total still held such security interest as of the initial closing of the August 2013 Financing. Under the terms of a previous Intellectual Property Security Agreement by and between the Company and Total (or the "Security Agreement"), the Company had previously granted a security interest in favor of Total to secure the obligations of the Company under the R&D Notes issued and issuable to Total under the Total Purchase Agreement. The Security Agreement provided that such security interest would terminate if Total and the Company entered into certain agreements relating to the formation of the Fuels JV. In connection with Total’s agreement to (i) permit the Company to grant the security interest under the Temasek Bridge Note and the August 2013 Financing and (ii) waive a secured debt limitation contained in the outstanding R&D Notes issued pursuant to the Total Purchase Agreement and held by Total, the Company entered into the Amendment Agreement. Under the Amendment Agreement, the Company agreed to reduce, effective December 2, 2013, the conversion price for the R&D Notes issued in 2012 from $7.0682 per share to $2.20, the market price per share of the Company’s common stock as of the signing of the Amendment Agreement, as determined in accordance with applicable NASDAQ rules, unless the Company and Total entered into the JV Documents on or prior to December 2, 2013. The Company and Total entered into the JV agreements on December 2, 2013 and the Amendment Agreement and all security interests thereunder were automatically terminated and the conversion price of such R&D Notes remained at $7.0682 per share.

In December 2013, in connection with the execution of JV Documents entered into by and among Amyris, Total and TAB relating to the establishment of TAB (see Note 5, "Debt" and Note 7, "Joint Venture and Noncontrolling Interests"), the Company agreed to exchange the $69.0 million outstanding R&D Notes issued pursuant to the Total Purchase Agreement for replacement 1.5% Senior Secured Convertible Notes due March 2017, and grant a security interest to Total in and lien on all the Company’s rights, title and interest in and to the Company’s shares in the capital of TAB. Following execution of the JV Documents, all Unsecured R&D Notes that had been issued were exchanged for Secured R&D Notes. Further, the $10.85 million in principal amount of such notes issued in the initial tranche of the third closing under the Total Purchase Agreement in July 2014 and the $10.85 million in principal amount of such notes issued in the second tranche of the third closing were Secured R&D Notes instead of Unsecured R&D Notes. "See Note 5,"Debt" for details regarding the impact of the Exchange and Maturity Treatment Agreement on the R&D Notes. In March 2016, as a result of the restructuring of TAB discussed under Note 5, "Debt" and Note 7, "Joint Venture and Noncontrolling Interests," the remaining Secured R&D Notes were exchanged for an unsecured R&D Note in the principal amount of $3.7 million.

The Senior Secured Loan Facility and the June 2016 Notes (see Note 5, "Debt") are secured by first and second priority liens, respectively, on the Company's assets, including certain Company intellectual property.

Purchase Obligations

As of June 30, 2016 and December 31, 2015, the Company had $1.4 million and $1.3 million, respectively, in purchase obligations which included $0.6 million and $0.5 million, respectively, of non-cancellable contractual obligations and construction commitments.

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

7. Joint Ventures and Noncontrolling Interests

Novvi LLC

In September 2011, the Company and Cosan US, Inc. (or “Cosan U.S.”) formed Novvi LLC (or “Novvi”), a U.S. entity that is jointly owned by the Company and Cosan U.S. In March 2013, the Company and Cosan U.S. entered into agreements to (i) expand their base oils joint venture to also include additives and lubricants and (ii) operate their joint venture exclusively through Novvi. Specifically, the parties entered into an Amended and Restated Operating Agreement for Novvi (or the “Operating Agreement”), which sets forth the governance procedures for Novvi and the parties' initial contribution. The Company also entered into an IP License Agreement with Novvi (as amended in March 2016, the “IP License Agreement”) under which the Company granted Novvi (i) an exclusive (subject to certain limited exceptions for the Company), worldwide, royalty-free license to develop, produce and commercialize base oils, additives, and lubricants derived from Biofene for use in automotive, commercial, and industrial lubricants markets, and (ii) a non-exclusive, royalty free license, subject to certain conditions, to manufacture Biofene solely for its own products. In addition, both the Company and Cosan U.S. granted Novvi certain rights of first refusal with respect to alternative base oil and additive technologies that may be acquired by the Company or Cosan U.S. during the term of the IP License Agreement. Under these agreements, through June 30, 2016 the Company and Cosan U.S. each owned 50% of Novvi and each party shared equally in any costs and any profits ultimately realized by the joint venture. Novvi is governed by a six member Board of Managers (or the “Board of Managers”). The Board of Managers appoints the officers of Novvi, who are responsible for carrying out the daily operating activities of Novvi as directed by the Board of Managers. The IP License Agreement has an initial term of 20 years from the date of the agreement, subject to standard early termination provisions such as uncured material breach or a party's insolvency. Under the terms of the Operating Agreement, Cosan U.S. was obligated to fund its initial 50% ownership share of Novvi in cash in the amount of $10.0 million and the Company was obligated to fund its initial 50% ownership share of Novvi through the granting of an IP License to develop, produce and commercialize base oils, additives, and lubricants derived from Biofene for use in the automotive, commercial and industrial lubricants markets, which Cosan U.S. and Amyris agreed was valued at $10.0 million. In March 2013, the Company measured its initial contribution of intellectual property to Novvi at the Company's carrying value of the licenses granted under the IP License Agreement, which was zero.

In April 2014, the Company, via its forgiveness of existing receivables due from Novvi related to rent and other services performed by the Company, purchased additional membership units of Novvi for a purchase price of $0.2 million. Concurrently, Cosan U.S. purchased an equal amount of additional membership units of Novvi. Also in April 2014, the Company and Cosan U.S. each contributed $2.1 million in cash in exchange for receiving additional membership units in Novvi. Following such transactions, the Company and Cosan U.S. continued to each own 50% of Novvi's issued and outstanding membership units.

In September 2014, the Company and Cosan U.S. entered into a member senior loan agreement to grant Novvi a loan amounting to approximately $3.7 million. The loan is due on September 1, 2017 and bears interest at a rate of 0.36% per annum. Interest accrues daily and is due and payable in arrears on September 1, 2017. The Company and Cosan U.S. each agreed to provide 50% of the loan. The Company's share of approximately $1.8 million was disbursed in two installments. The first installment of $1.2 million was made in September 2014 and the second installment of $0.6 million was made in October 2014. In November 2014, the Company and Cosan U.S. entered into a second member senior loan agreement to grant Novvi a loan of approximately $1.9 million on the same terms as the loan issued in September 2014, except that the due date is November 10, 2017. The Company and Cosan U.S. each agreed to provide 50% of the loan. The Company disbursed its share of the loan (i.e., approximately $1.0 million) in November 2014. In May 2015, the Company and Cosan U.S. entered into a third member senior loan agreement to grant Novvi a loan of approximately $1.1 million on the same terms as the loan issued in September 2014, except that the due date is May 14, 2018. The Company and Cosan U.S. each agreed to provide 50% of the loan.

In the fourth quarter of 2015, the Company and Cosan U.S. entered into four additional member senior loan agreements to grant Novvi an aggregate loan of approximately $1.6 million on the same terms as the loan issued in September 2014, except that the respective due dates are August 19, 2018, October 15, 2018, November 12, 2018 and December 17, 2018. The Company and Cosan U.S. each agreed to provide 50% of each of these four loans. In July 2016, the Company contributed all outstanding amounts owing by Novvi to the Company under the seven member senior loan agreements in exchange for receiving additional membership units in Novvi. Refer to Note 18, “Subsequent Events” for further details.

In February 2016, the Company purchased additional membership units of Novvi for an aggregate purchase price of approximately $0.6 million in the form of forgiveness of existing receivables due from Novvi related to rent and other services performed by the Company, and Cosan U.S. purchased an equal number of additional membership units in Novvi for approximately $0.6 million in cash. Following such transactions, each member continued to own 50% of Novvi's issued and outstanding membership units.

In July 2016, American Refining Group, Inc. (or “ARG”) agreed to make a capital contribution to Novvi of up to $10.0 million in cash, subject to certain conditions, in exchange for a one third ownership share in Novvi. Refer to Note 18, “Subsequent Events” for further details. Assuming such capital contribution is made in full, each member of Novvi (i.e., ARG, the Company and Cosan U.S.) will own one third of Novvi’s issued and outstanding membership units and will each be represented by two members of the Board of Managers.

Additional funding requirements to finance the ongoing operations of Novvi are expected to happen through revolving credit or other loan facilities provided by unrelated parties (i.e., such as financial institutions); cash advances or other credit or loan facilities provided by Novvi’s members or their affiliates; or additional capital contributions by the existing Novvi members or new investors.

The Company has identified Novvi as a VIE and determined that the power to direct activities, which most significantly impact the economic success of the joint venture (i.e., continuing research and development, marketing, sales, distribution and manufacturing of Novvi products), the Company and Cosan U.S. Accordingly, the Company is not the primary beneficiary and therefore accounts for its investment in Novvi under the equity method of accounting. The Company will continue to reassess its primary beneficiary analysis of Novvi if there are changes in events and circumstances impacting the power to direct activities that most significantly affect Novvi's economic success. Under the equity method, the Company's share of profits and losses and impairment charges on investments in affiliates are included in “Loss from investments in affiliates” in the condensed consolidated statements of operations. The carrying amount of the Company's equity investment in Novvi as of June 30, 2016 and December 31, 2015 was zero and the Company recognized zero and $0.6 million losses for the three months ended June 30, 2016 and 2015, respectively, and zero and $1.4 million for the six months ended June 30, 2016 and 2015, respectively.

Total Amyris BioSolutions B.V.

In November 2013, the Company and Total formed Total Amyris BioSolutions B.V. (or “TAB”), a joint venture to produce and commercialize farnesene- or farnesane-based jet and diesel fuels. Prior to the restructuring of TAB in March 2016 as described below, the common equity of TAB was owned equally by the Company and Total, and TAB’s purpose was limited to executing the License Agreement dated December 2, 2013 between the Company, Total and TAB and maintaining such licenses under it, unless and until either (i) Total elected to go forward with either the full (diesel and jet fuel) TAB commercialization program or the jet fuel component of the TAB commercialization program (or a “Go Decision”), (ii) Total elected to not continue its participation in the R&D Program and TAB (or a “No-Go Decision”), or (iii) Total exercised any of its rights to buy out the Company’s interest in TAB. Following a Go Decision, the articles and shareholders’ agreement of TAB would be amended and restated to be consistent with the shareholders’ agreement contemplated by the Total Fuel Agreements (see Note 5, "Debt" and Note 8, "Significant Agreements").

In July 2015, the Company and Total entered into a Letter Agreement (or, as amended in February 2016, the “TAB Letter Agreement”) regarding the restructuring of the ownership and rights of TAB (or the “Restructuring”), pursuant to which the parties agreed to, among other things, enter into an Amended & Restated Jet Fuel License Agreement between the Company and TAB (or the “Jet Fuel Agreement”), a License Agreement regarding Diesel Fuel in the European Union (or the “EU”) between the Company and Total (or the “EU Diesel Fuel Agreement”), and an Amended and Restated Shareholders’ Agreement among the Company, Total and TAB, and file a Deed of Amendment of Articles of Association of TAB, all in order to reflect certain changes to the ownership structure of TAB and license grants and related rights pertaining to TAB.

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

Under the Jet Fuel Agreement, (a) the Company granted exclusive (co-exclusive in Brazil), world-wide, royalty-free rights to TAB for the production and commercialization of farnesene- or farnesane-based jet fuel, (b) the Company granted TAB the option, until March 1, 2018, to purchase the Company’s Brazil jet fuel business at a price based on the fair value of the commercial assets and on the Company’s investment in other related assets, (c) the Company granted TAB the right to purchase farnesene or farnesane for its jet fuel business from the Company on a “most-favored” pricing basis and (d) all rights to farnesene- or farnesane-based diesel fuel previously granted to TAB by the Company reverted back to the Company. As a result of the Jet Fuel Agreement, the Company generally no longer has an independent right to make or sell, without the approval of TAB, farnesene- or farnesane-based jet fuels outside of Brazil.

Upon all farnesene-or farnesane-based diesel fuel rights reverting back to the Company, the Company granted to Total, pursuant to the EU Diesel Fuel Agreement, (a) an exclusive, royalty-free license to offer for sale and sell farnesene- or farnesane-based diesel fuel in the EU, (b) the non-exclusive right to make farnesene or farnesane anywhere in the world, but Total must (i) use such farnesene or farnesane to produce only diesel fuel to offer for sale or sell in the EU and (ii) pay the Company a to-be-negotiated, commercially reasonable, “most-favored” basis royalty and (c) the right to purchase farnesene or farnesane for its EU diesel fuel business from the Company on a “most-favored” pricing basis. As a result of the EU Diesel Fuel Agreement, the Company generally no longer has an independent right to make or sell, without the approval of TAB, farnesene- or farnesane-based diesel fuels in the EU.

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

As of June 30, 2016, the common equity of TAB was owned 25% by the Company and 75% by Total. TAB has a capitalization as of June 30, 2016 of €0.1 million (approximately US$0.1 million based on the exchange rate as of June 30, 2016). The Company has identified TAB as a VIE and determined that the Company is not the primary beneficiary and therefore accounts for its investment in TAB under the equity method of accounting. Under the equity method, the Company's share of profits and losses are included in “Loss from investment in affiliate” in the consolidated statements of operations.

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

The joint venture agreements required the Company to fund the construction costs of the new facility and SMSA would reimburse the Company up to R$61.8 million (approximately US$19.3 million based on the exchange rate as of June 30, 2016) of the construction costs after SMA commences production. After commercialization, the Company would market and distribute Amyris renewable products produced by SMA and SMSA would sell feedstock and provide certain other services to SMA. The cost of the feedstock to SMA would be a price that is based on the average return that SMSA could receive from the production of its current products, sugar and ethanol. The Company would be required to purchase the output of SMA for the first four years at a price that guarantees the return of SMSA’s investment plus a fixed interest rate. After this four year period, the price would be set to guarantee a break-even price to SMA plus an agreed upon return.

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

The Company completed a significant portion of the construction of the new facility in 2012. The Company suspended construction of the facility in 2013 in order to focus on completing and operating the Company's smaller production facility in Brotas, Brazil. In February 2014, the Company entered into an amendment to the joint venture agreement with SMSA which updated and documented certain preexisting business plan requirements related to the recommencement of construction at the joint venture operated plant and sets forth, among other things, (i) the extension of the deadline for the commencement of operations at the joint venture operated plant to no later than 18 months following the construction of the plant no later than March 31, 2017, and (ii) the extension of an option held by SMSA to build a second large-scale farnesene production facility to no later than December 31, 2018 with the commencement of operations at such second facility to occur no later than April 1, 2019. On July 1, 2015 SMSA filed a material fact document with CVM, the Brazilian securities regulator, that announced that certain contractual targets undertaken by the Company have not been achieved, which affects the feasibility of the project. Therefore, SMSA decided not to approve continuing construction of the plant for the joint venture with the Company and its Brazilian subsidiary Amyris Brasil. In July 2015, the Company announced that it was in discussions with SMSA regarding the continuation of the joint venture. In December 2015, the Company and SMSA entered into a Termination Agreement and a Share Purchase and Sale Agreement (SPA) relating to the termination of the joint venture. Under the Termination Agreement, the parties agreed that the joint venture would be terminated effective upon the closing of a purchase by Amyris Brasil of SMSA’s shares of SMA. Under the SPA, Amyris Brasil agreed to purchase, for R$50,000 (approximately US$15,577 based on the exchange rate as of June 30, 2016), 50,000 shares of SMA (representing all the outstanding shares of SMA held by SMSA), which purchase and sale was consummated on January 11, 2016. The Share Purchase and Sale Agreement also provides that the Company and Amyris Brasil will have 12 months following the closing of the share purchase to remove assets from SMSA’s site, and enter into an extension of the lease for such 12 month period for monthly rental payments of R$9,853 (approximately US$3,070 based on the exchange rate as of June 30, 2016). The SPA also clarified that the Company and Amyris Brasil would not be required to demolish or remove the foundations of the plant at the SMSA site.

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

The table below reflects the carrying amount of the assets and liabilities of the consolidated VIE for which the Company is the primary beneficiary at June 30, 2016 (two at December 31, 2015). As of June 30, 2016 and December 31, 2015, the assets include $0.1 million and $5.2 million in property, plant and equipment, respectively, $0.5 million and $1.5 million in current assets, respectively, and zero and $0.3 million in other assets as of June 30, 2016 and December 31, 2015 include, respectively. As of June 30, 2016 and December 31, 2015, the liabilities include $0.3 million and $1.1 million, respectively, in accounts payable and accrued current liabilities, and $0.1 million and $0.1 million, respectively, in loan obligations by Glycotech to its shareholders that are non-recourse to the Company. The creditors of each consolidated VIE have recourse only to the assets of that VIE.

(In thousands)	June 30, 2016	December 31, 2015
Assets	$615	$6,993
Liabilities	$379	$1,221

The change in noncontrolling interest for the six months ended June 30, 2016 and 2015, is summarized below (in thousands):

	2016	2015
Balance at January 1	$391	$611
Foreign currency translation adjustment	—	(248)
Income attributable to noncontrolling interest	—	54
Acquisition of noncontrolling interest	(277)	—
Balance at June 30	$114	$417

8. Significant Agreements

Research and Development Activities

Total Collaboration Arrangement

In June 2010, the Company entered into a technology license, development, research and collaboration agreement (or the “Total Collaboration Agreement”) with Total Gas & Power USA Biotech, Inc., an affiliate of Total. This agreement provided for joint collaboration on the development of products through the use of the Company’s synthetic biology platform. In November 2011, the Company entered into a first amendment of the Total Collaboration Agreement with respect to development and commercialization of Biofene for fuels. This represented an expansion of the initial collaboration with Total, and established a global, exclusive collaboration for the development of Biofene for fuels and a framework for the creation of a joint venture to manufacture and commercialize Biofene for diesel. In addition, a limited number of other potential products were subject to development by the joint venture on a non-exclusive basis.

The first amendment provided for an exclusive strategic collaboration for the development of renewable diesel products and contemplated that the parties would establish a joint venture (or the “JV”) for the production and commercialization of such renewable diesel products on an exclusive, worldwide basis. In addition, the first amendment contemplated providing the JV with the right to produce and commercialize certain other chemical products on a non-exclusive basis. The first amendment further provided that definitive agreements to form the JV had to be in place by March 31, 2012 or such other date as agreed to by the parties or the renewable diesel program, including any further collaboration payments by Total related to the renewable diesel program, would terminate. In the second quarter of 2012, the parties extended the deadline to June 30, 2012, and, through June 30, 2012, the parties were engaged in discussions regarding the structure of future payments related to the program, until the first amendment was superseded by a second amendment in July 2012 (as further described below).

Pursuant to the first amendment, Total agreed to fund the following amounts: (i) the first $30.0 million in research and development costs related to the renewable diesel program incurred since August 1, 2011, which amount would be in addition to the $50.0 million in research and development funding contemplated by the Total Collaboration Agreement, and (ii) for any research and development costs incurred following the JV formation date that were not covered by the initial $30.0 million, an additional $10.0 million in 2012 and up to an additional $10.0 million in 2013, which amounts would be considered part of the $50.0 million contemplated by the Total Collaboration Agreement. In addition to these payments, Total further agreed to fund 50% of all remaining research and development costs for the renewable diesel program under the Amendment.

In July 2012, the Company entered into a second amendment of the Total Collaboration Agreement that expanded Total’s investment in the Biofene collaboration, incorporated the development of certain JV products for use in diesel and jet fuel into the scope of the collaboration, and changed the structure of the funding from Total for the collaboration by establishing a convertible debt structure for the collaboration funding (see Note 5, “Debt”). In connection with such second amendment Total and the Company also executed certain other related agreements. Under these agreements (collectively referred to as the “Total Fuel Agreements”), the parties would grant exclusive manufacturing and commercial licenses to the JV for the JV products (diesel and jet fuel from Biofene) when the JV was formed. The licenses to the JV were to be consistent with the principle that development, production and commercialization of the JV products in Brazil would remain with Amyris unless Total elected, after formation of the operational JV, to have such business contributed to the joint venture. Further, as part of the Total Fuel Agreements, Total's royalty option contingency related to diesel was removed and the jet fuel collaboration was combined with the expanded Biofene collaboration. As a result, $46.5 million of payments previously received from Total that had been recorded as an advance from Total were no longer contingently repayable. Of this amount, $23.3 million was treated as a repayment by the Company and included as part of the senior unsecured convertible promissory note issued to Total in July 2012 and the remaining $23.2 million was recorded as a contract to perform research and development services, which was offset by the reduction of the capitalized deferred charge asset of $14.4 million resulting in the Company recording revenue from a related party of $8.9 million in 2012. On March 21, 2016, the Company and Total consummated a restructuring of the JV pursuant to a letter agreement dated July 26, 2015, as amended on February 12, 2016, which restructuring included, among other things, the parties amending certain of the Total Fuel Agreements and the Company selling part of its ownership stake in the JV to Total in exchange for Total cancelling certain outstanding indebtedness issued to Total by the Company. In July 2016, the Company and Total agreed to extend the term of the Total Collaboration Agreement from July 31, 2016 to March 1, 2017 pursuant to the terms of the Total Collaboration Agreement. See Note 5, "Debt" and Note 7, "Joint Ventures and Noncontrolling Interest" for further details of the Company’s relationship with Total.

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

The F&F Collaboration Agreement provided for annual, up-front funding to the Company by the collaboration partner of $10.0 million for each of the first three years of the collaboration. Payments of $10.0 million were received by the Company in each of March 2013, 2014 and 2015. The F&F Collaboration Agreement contemplates additional funding by the collaboration partner of up to $5.0 million under four potential milestone payments, as well as additional funding by the collaboration partner on a discretionary basis. Through June 2016, the Company had achieved the third performance milestone under the F&F Collaboration Agreement and recognized collaboration revenues of $1.3 million under the F&F Collaboration Agreement for the three months ended June 30, 2016 and $4.3 million for the six months ended June 30, 2016. The F&F Collaboration Agreement does not impose any specific research and development obligations on either party after year six, but provides that if the parties mutually agree to perform research and development activities after year six, the parties will fund such activities equally.

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

In September 2014, the Company entered into a supply agreement with the collaboration partner for a compound developed under the F&F Collaboration Agreement. The Company recognized $2.6 million and zero of revenues from product sales under this agreement for the three months ended June 30, 2016 and 2015, respectively and $4.6 million and zero for the six months ended June 30, 2016 and 2015.

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

For this collaboration agreement, the Company recognized collaboration revenues of zero and $0.9 million for the three months ended June 30, 2016 and 2015, respectively, and $0.1 million and $1.9 million for the six months ended June 30, 2016 and 2015, respectively. As of June 30, 2016 and 2015, $6.5 million and $6.3 million, respectively, of deferred revenues were recorded in the condensed consolidated balance sheet related to these agreements.

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

The Company recognized collaboration revenues of $0.4 million for each of the three months ended June 30, 2016 and 2015, and $0.8 million and $0.9 million for the six months ended June 30, 2016 and 2015, respectively, under this agreement.

DARPA

In September 2015, the Company entered into a Technology Investment Agreement (or the “2015 TIA”) with The Defense Advanced Research Projects Agency (or “DARPA”), under which the Company, with the assistance of five specialized subcontractors, will work to create new research and development tools and technologies for strain engineering and scale-up activities. The program that is the subject of the 2015 TIA will be performed and funded on a milestone basis, where DARPA, upon the Company’s successful completion of each milestone event in the 2015 TIA, will pay the Company the amount set forth in the 2015 TIA corresponding to such milestone event. Under the 2015 TIA, the Company and its subcontractors could collectively receive DARPA funding of up to $35.0 million over the program’s four year term if all of the program’s milestones are achieved. In conjunction with DARPA’s funding, the Company and its subcontractors are obligated to collectively contribute approximately $15.5 million toward the program over its four year term (primarily by providing specified labor and/or purchasing certain equipment). The Company can elect to retain title to the patentable inventions it produces under the program, but DARPA receives certain data rights as well as a government purposes license to certain of such inventions. Either party may, upon written notice and subject to certain consultation obligations, terminate the 2015 TIA upon a reasonable determination that the program will not produce beneficial results commensurate with the expenditure of resources.

The Company recognized collaboration revenues of $2.3 million and zero under this agreement for the three months ended June 30, 2016 and 2015, respectively, and $3.5 million and zero for the six months ended June 30, 2016 and 2015, respectively.

Givaudan Collaboration Agreement

In June 2016, the Company entered into a Collaboration Agreement with Givaudan International, SA (or “Givaudan”), a global flavors and fragrances company, to establish a collaboration for the development and commercialization of certain renewable compounds for use in the fields of active cosmetics and flavors. Under this collaboration agreement, the Company will use its labor, intellectual property and technology infrastructure to develop and commercialize certain compounds for Givaudan. In exchange, Givaudan will pay to the Company $12.0 million in semi-annual installments of $3.0 million each, beginning on June 30, 2016. The Company received the first installment of $3.0 million on June 30, 2016 and this amount was recognized in deferred revenue as of that date.

Pursuant to this collaboration agreement, the Company will grant to Givaudan an exclusive license to the intellectual property that the Company generates under the agreement. Such license will include the rights to make, use and sell compounds in the active cosmetics and flavors fields, and is subject to certain ‘claw back’ rights by the Company if a compound is not commercialized by Givaudan during the term of the agreement. The Company will also grant to Givaudan non-exclusive rights to certain portions of the Company’s existing intellectual property in order to facilitate activities under the agreement. Givaudan, on the other hand, will grant to the Company a non-exclusive license to the intellectual property that is generated under the agreement. Such non-exclusive license will include the rights to make, use and sell compounds in all fields except active cosmetics and flavors.

Subject to certain rights granted to a third party, Givaudan will have the exclusive right to commercialize the compounds in the active cosmetics and flavors markets during the term of the agreement. Further, the Company has agreed that it will not assist any third party in the development or commercialization of other compounds for sale or use in the active cosmetics or flavors markets during the term of the agreement. In addition, the agreement contemplates that the Company will be the primary supplier of commercial quantities of the compounds to Givaudan pursuant to supply agreements to be mutually negotiated by the parties.

The Company did not recognize collaboration revenue under this agreement for the three months ended June 30, 2016.

Ginkgo Initial Strategic Partnership Agreement

In June 2016, the Company entered into an Initial Strategic Partnership Agreement (or the “Initial Ginkgo Agreement”) with Ginkgo Bioworks, Inc. (or “Ginkgo”), pursuant to which the Company licensed certain intellectual property to Ginkgo in exchange for a fee of $20,000,000, to be paid by Ginkgo to the Company in two installments, and a ten percent royalty. The first installment of $15.0 million was received on July 25, 2016. The second installment, in the amount of $5.0 million is to be received, based upon the satisfaction of certain conditions, by March 30, 2017.

In addition, pursuant to the Initial Ginkgo Agreement, the Company and Ginkgo agreed to pursue the negotiation and execution of a definitive partnership agreement (or the “Subsequent Ginkgo Agreement”) setting forth the terms of a long-term commercial partnership and collaboration arrangement between the parties (or the “Partnership”). Under the Partnership, the parties would collaborate to develop, manufacture and sell commercial products and would share in the value of such products.

The Initial Ginkgo Agreement expires on the earlier to occur of (i) the execution by the parties of the Subsequent Ginkgo Agreement and (ii) August 15, 2016, subject to the rights of the parties to extend the term of the Initial Ginkgo Agreement by mutual agreement and subject to the right of the parties to terminate the Initial Ginkgo Agreement by mutual agreement or upon the occurrence of a material breach or default by the other party that remains uncured 10 days after notice thereof. See Note 18, “Subsequent Events” for further details regarding the Company’s relationship with Ginkgo.

The Company did not recognize collaboration revenue under the Initial Ginkgo Agreement for the three months ended June 30, 2016.

Financing Agreements

Bill & Melinda Gates Foundation Investment

On April 8, 2016, the Company entered into a Securities Purchase Agreement with the Bill & Melinda Gates Foundation (the “Gates Foundation”), pursuant to which the Company agreed to sell and issue 4,385,964 shares of its common stock to the Gates Foundation in a private placement at a purchase price per share equal to $1.14, the average of the daily closing price per share of the Company’s common stock on the NASDAQ Stock Market for the twenty consecutive trading days ending on April 7, 2016, for aggregate proceeds to the Company of approximately $5,000,000 (the “Gates Foundation Investment”). The Securities Purchase Agreement includes customary representations, warranties and covenants of the parties.  The closing of the Gates Foundation Investment occurred on May 10, 2016.

In connection with the entry into the Securities Purchase Agreement, on April 8, 2016, the Company and the Gates Foundation entered into a Charitable Purposes Letter Agreement, pursuant to which the Company agreed to use the proceeds from the Gates Foundation Investment to develop a yeast strain that produces artemisinic acid and/or amorphadiene at a low cost and to supply such artemisinic acid and amorphadiene to companies qualified to convert artemisinic acid and amorphadiene to artemisinin for inclusion in artemisinin combination therapies used to treat malaria. If the Company defaults in its obligation to use the proceeds from the Gates Foundation Investment as set forth above or defaults under certain other commitments in the Charitable Purposes Letter Agreement, the Gates Foundation will have the right to request that the Company redeem, or facilitate the purchase by a third party of, the Gates Foundation Investment shares then held by the Gates Foundation at a price per share equal to the greater of (i) the closing price of the Company’s common stock on the trading day prior to the redemption or purchase, as applicable, or (ii) an amount equal to $1.14 plus a compounded annual return of 10%. The funding received is classified as mezzanine equity and restricted cash long-term.

May 2016 Convertible Note Offering

See Note 5, “Debt” for details regarding the May 2016 Convertible Note Offering.

February and June 2016 Private Placements

See Note 5, “Debt” for details regarding the February and June 2016 Private Placements.

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

During the six months ended June 30, 2016, the Company did not sell any shares of common stock under the ATM Sales Agreement. As of the date hereof, $50.0 million remained available for future sales under the ATM Sales Agreement.

9. Goodwill and Intangible Assets

The following table presents the components of the Company's intangible assets (in thousands):

		June 30, 2016			December 31, 2015
	Useful Life in Years	Gross Carrying Amount	Accumulated Amortization/ Impairment	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization/ Impairment	Net Carrying Value
In-process research and development	Indefinite	$8,560	$(8,560)	$—	$8,560	$(8,560)	$—
Acquired licenses and permits	2	772	(772)	—	772	(772)	—
Goodwill	Indefinite	560	—	560	560	—	560
		$9,892	$(9,332)	$560	$9,892	$(9,332)	$560

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

10. Stockholders’ Deficit

Unexercised Common Stock Warrants

As of June 30, 2016 and 2015, the Company had 9,663,411 and 1,021,087, respectively, of unexercised common stock warrants with exercise prices ranging from $0.01 to $10.67 per warrant and a weighted average remaining maturity of 6.4 years.

11. Stock-Based Compensation

The Company’s stock option activity and related information for the six months ended June 30, 2016 was as follows:

	Number Outstanding	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
				(in thousands)
Outstanding - December 31, 2015	12,930,112	$4.77	7.39	$22
Options granted	2,997,275	$0.60	—	—
Options exercised	(134)	$0.28	—	—
Options cancelled	(1,698,221)	$6.57	—	—
Outstanding - June 30, 2016	14,229,032	$3.68	7.46	—
Vested and expected to vest after June 30, 2016	12,720,966	$3.95	7.23	—
Exercisable at June 30, 2016	6,679,859	$6.00	5.55	—

The aggregate intrinsic value of options exercised under all option plans was zero for each of the three months ended June 30, 2016 and 2015, and $0.0 million and $0.0 million for the six months ended June 30, 2016 and 2015, respectively, determined as of the date of option exercise.

The Company’s restricted stock units (or "RSUs") and restricted stock activity and related information for the six months ended June 30, 2016 was as follows:

	RSUs	Weighted-Average Grant-Date Fair Value	Weighted Average Remaining Contractual Life (Years)
Outstanding - December 31, 2015	5,554,844	$2.03	1.61
Awarded	4,127,559	$0.61	—
Vested	(1,175,011)	$2.43	—
Forfeited	(698,372)	$1.58	—
Outstanding - June 30, 2016	7,809,020	$1.26	1.72
Expected to vest after June 30, 2016	6,103,477	$3.02	1.55

The following table summarizes information about stock options outstanding as of June 30, 2016:

			Options Outstanding			Options Exercisable
Exercise Price			Number of Options	Weighted- Average Remaining Contractual Life (Years)	Weighted-Average Exercise Price	Number of Options	Weighted-Average Exercise Price
$0.28	—	$0.57	45,254	9.26	$0.55	3,254	$0.28
$0.59	—	$0.59	2,701,575	9.88	$0.59	—	$—
$0.81	—	$1.73	2,176,063	9.10	$1.64	105,863	$1.57
$1.75	—	$1.96	1,626,458	8.73	$1.91	455,140	$1.90
$1.98	—	$2.79	1,484,883	6.74	$2.61	1,061,320	$2.67
$2.81	—	$3.44	1,479,665	6.58	$3.02	1,166,113	$3.01
$3.51	—	$3.51	1,667,435	7.57	$3.51	929,853	$3.51
$3.55	—	$4.31	1,790,703	4.16	$3.97	1,705,729	$3.98
$4.35	—	$26.84	1,196,996	4.11	$17.45	1,192,587	$17.50
$30.17	—	$30.17	60,000	4.71	$30.17	60,000	$30.17
$0.28	—	$30.17	14,229,032	7.46	$3.68	6,679,859	$6.00

Stock-Based Compensation Expense

Stock-based compensation expense related to options and restricted stock units granted to employees and nonemployees was allocated to research and development expense and sales, general and administrative expense as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Research and development	$485	$530	$976	$1,246
Sales, general and administrative	1,304	1,526	2,864	3,462
Total stock-based compensation expense	$1,789	$2,056	$3,840	$4,708

As of June 30, 2016, there was unrecognized compensation expense of $6.1 million and $6.9 million related to stock options and RSUs, respectively. The Company expects to recognize this expense over a weighted average period of 3.10 years and 3.02 years, respectively.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Expected dividend yield	—%	—%	—%	—%
Risk-free interest rate	1.4%	2%	1.4%	2%
Expected term (in years)	6.16	6.01	6.16	6.00
Expected volatility	72.5%	74%	72.5%	74%

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

12. Employee Benefit Plan

The Company established a 401(k) Plan to provide tax deferred salary deductions for all eligible employees. Participants may make voluntary contributions to the 401(k) Plan up to 90% of their eligible compensation, limited by certain Internal Revenue Service (or the "IRS") restrictions. Effective January 2014, the Company implemented a discretionary employer match plan whereby the Company will match employee contributions up to the IRS limit or 90% of compensation, with a minimum one year of service required for vesting. The total matching amount for each of the three months ended June 30, 2016 and 2015 was $0.1 million and $0.2 million, respectively, and $0.3 million for each of the six months ended June 30, 2016 and 2015.

13. Related Party Transactions

Related Party Financings

See Note 5, “Debt” for a description of the June 2016 Private Placement transaction with Foris Ventures, LLC, a related party of the Company. In addition, see Note 5, “Debt” for a description of the February 2016 Private Placement transaction with Foris Ventures, LLC, Naxyris S.A. and Biolding SA, each a related party of the Company, and the March 2016 R&D Note transaction with Total.

As of June 30, 2016 and December 31, 2015, convertible notes and loans with related parties were outstanding in aggregate amount of $64.8 million and $43.0 million, respectively, net of debt discount and issuance costs of $4.7 million and $1.9 million, respectively.

The fair value of the derivative liability related to the related party convertible notes as of June 30, 2016 and December 31, 2015 was $1.3 million and $7.9 million, respectively. The Company recognized a gain from change in fair value of the derivative instruments of $3.9 million and $23.1 million for the three months ended June 30, 2016 and 2015, respectively, and a gain from change in fair value of the derivative instruments of $8.4 million and $11.7 million for the six months ended June 30, 2016 and 2015, respectively (see Note 3, "Fair Value of Financial Instruments" for further details).

Related Party Revenues

The Company recognized no related party revenues from product sales to Total for each of the three and six months ended June 30, 2016 and 2015. Related party accounts receivable from Total as of June 30, 2016 and December 31, 2015, were $0.6 million and $1.2 million, respectively.

Loans to Related Parties

See Note 7, "Joint Ventures and Noncontrolling Interest" and Note 18, “Subsequent Events” for details of the Company's transactions with its affiliate, Novvi LLC.

Joint Venture with Total

In November 2013, the Company and Total formed TAB as discussed above under Note 7, "Joint Ventures and Noncontrolling Interest."

Pilot Plant Agreements

In May 2014, the Company received the final consents necessary for a Pilot Plant Services Agreement (or the “Pilot Plant Services Agreement”) and a Sublease Agreement (or the “Sublease Agreement”), each dated as of April 4, 2014 (collectively the “Pilot Plant Agreements”), between the Company and Total. The Pilot Plant Agreements generally have a term of five years. Under the terms of the Pilot Plant Services Agreement, the Company agreed to provide certain fermentation and downstream separations scale-up services and training to Total in exchange foran aggregate annual fee payable by Total for all services in the amount of up to approximately $0.9 million per annum. In July 2015, Total and the Company entered into Amendment #1 (the "Pilot Plant Agreement Amendment") to the Pilot Plant Services Agreement, whereby the Company agreed to waive a portion of these fees, up to approximately $2.0 million, over the term of the Pilot Plant Services Agreement in connection with the restructuring of TAB discussed above in Note 7, "Joint Ventures and Noncontrolling Interest." Under the Sublease Agreement, the Company receives an annual base rent payable by Total of approximately $0.1 million per annum.

As of June 30, 2016, the Company had received $1.7 million in cash under the Pilot Plant Agreements from Total. In connection with these arrangements, sublease payments and service fees of $0.0 million and $0.5 million for the three months ended June 30, 2016 and 2015, respectively, and zero and $0.7 million for the six months ended June 30, 2016 and 2015, respectively, were offset against costs and operating expenses.

14. Income Taxes

The Company recorded a provision for income taxes of $0.1 million for each of the three months ended June 30, 2016 and 2015 and $0.2 million for each of the six months ended June 30, 2016 and 2015. The provision for income taxes for the six months ended June 30, 2016 and 2015 consisted of an accrual of Brazilian withholding tax on interest on intercompany loans. Other than the above mentioned provision for income tax, no additional provision for income taxes has been made, net of the valuation allowance, due to cumulative losses since the commencement of the Company's operations.

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

Revenues by geography are based on the location of the customer. The following tables set forth revenue and long-lived assets by geographic area (in thousands):

Revenues

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Europe	$4,257	$847	$8,628	$1,679
United States	3,989	4,151	7,451	9,373
Asia	1,323	943	1,914	1,778
Brazil	14	1,902	389	2,885
Other	16	—	27	—
Total	$9,599	$7,843	$18,409	$15,715

Long-Lived Assets (Property, Plant and Equipment)

	June 30, 2016	December 31, 2015
Brazil	$48,662	$41,093
United States	16,267	18,401
Europe	271	303
Total	$65,200	$59,797

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

The components of accumulated other comprehensive loss are as follows (in thousands):

	June 30, 2016	December 31, 2015
Foreign currency translation adjustment, net of tax	$(37,917)	$(47,198)
Total accumulated other comprehensive loss	$(37,917)	$(47,198)

17. Net Loss Attributable to Common Stockholders and Net Loss per Share

The Company computes net loss per share in accordance with ASC 260, “Earnings per Share.” Basic net loss per share of common stock is computed by dividing the Company’s net loss attributable to Amyris, Inc. common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share of common stock is computed by giving effect to all potentially dilutive securities, including stock options, restricted stock units, common stock warrants and convertible promissory notes using the treasury stock method or the as converted method, as applicable. For the six months ended June 30, 2015, basic net loss per share was the same as diluted net loss per share because the inclusion of all potentially dilutive securities outstanding was anti-dilutive. As such, the numerator and the denominator used in computing both basic and diluted net loss was the same for that period.

The following table presents the calculation of basic and diluted net loss per share of common stock attributable to Amyris, Inc. common stockholders (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Numerator:
Net loss attributable to Amyris, Inc. common stockholders	$(13,566)	$(47,130)	$(28,874)	$(99,370)
Interest on convertible debt	1,591	498	3,501	—
Accretion of debt discount	1,846	365	3,479	—
Gain from change in fair value of derivative instruments	(19,116)	(8,260)	(37,803)	—
Net loss attributable to Amyris, Inc. common stockholders after assumed conversion	$(29,245)	$(54,527)	$(59,697)	$(99,370)

Denominator:
Weighted average shares of common stock outstanding for basic EPS	223,112,019	80,041,152	216,393,705	79,633,864
Basic and diluted loss per share	$(0.06)	$(0.59)	$(0.13)	$(1.25)

Weighted average shares of common stock outstanding	223,112,019	80,041,152	216,393,705	79,633,864
Effect of dilutive securities:
Convertible promissory notes	39,784,121	7,380,287	42,415,700	—
Weighted common stock equivalents	39,784,121	7,380,287	42,415,700	—

Diluted weighted-average common shares	262,896,140	87,421,439	258,809,405	79,633,864
Diluted loss per share	$(0.11)	$(0.62)	$(0.23)	$(1.25)

The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share of common stock because including them would have been anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Period-end stock options to purchase common stock	14,229,032	11,666,389	14,229,032	11,666,389
Convertible promissory notes(1)	67,346,144	67,634,387	67,346,144	75,007,016
Period-end common stock warrants	2,901,426	1,021,087	2,901,426	1,021,087
Period-end restricted stock units	7,809,020	3,609,095	7,809,020	3,609,095
Total	92,285,622	83,930,958	92,285,622	91,303,587

______________

(1)	The potentially dilutive effect of convertible promissory notes was computed based on conversion ratios in effect as of the respective period end dates. A portion of the convertible promissory notes issued carries a provision for a reduction in conversion price under certain circumstances, which could potentially increase the dilutive shares outstanding. Another portion of the convertible promissory notes issued carries a provision for an increase in the conversion rate under certain circumstances, which could also potentially increase the dilutive shares outstanding.

18. Subsequent Events

Novvi Transactions

On July 18, 2016, American Refining Group, Inc. (or “ARG”) agreed to make a capital contribution of up to $10.0 million in cash to Novvi, subject to certain conditions, in exchange for a one third ownership stake in Novvi. In connection with such investment, the Company agreed to contribute all outstanding amounts owed by Novvi to the Company under the seven existing member senior loan agreements between the Company and Novvi, as well as certain existing receivables due from Novvi to the Company related to rent and other services performance by the Company, in exchange for receiving additional membership units in Novvi. Likewise, Cosan U.S. contributed an equal amount to Novvi as the Company in exchange for receiving an equal amount of additional membership interests in Novvi. Following the ARG investment, assuming it is made in full, and the capital contributions of the Company and Cosan U.S., each of Novvi’s three members (i.e., ARG, the Company and Cosan U.S.) will own one third of Novvi’s issued and outstanding membership units. In order to reflect the ARG investment in Novvi and related transactions, the Amended and Restated Operating Agreement of Novvi was amended and restated on July 18, 2016. In addition, the IP License Agreement between Novvi and the Company was also amended on July 18, 2016. See Note 7, “Joint Ventures and Noncontrolling Interest” for additional information regarding Novvi.

Ginkgo Warrant

On August 6, 2016, the Company issued to Ginkgo Bioworks, Inc. (or “Ginkgo”) a warrant to purchase 5,000,000 shares of the Company’s common stock at an exercise price of $0.50 per share, exercisable for one year from the date of issuance. Pursuant to the Initial Strategic Partnership Agreement, dated June 28, 2016, between the Company and Ginkgo, such warrant was contemplated to be issued in connection with the execution of a definitive partnership agreement by the Company and Ginkgo setting forth the terms of a long-term commercial partnership and collaboration arrangement between the parties. The warrant was issued prior to the execution of such definitive partnership agreement in connection with the transfer of certain information technology from Ginkgo to the Company. See Note 8, “Significant Agreements” for additional information regarding the Company’s relationship with Ginkgo.

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

Trademarks

Amyris, the Amyris logo, Biofene, Biossance, Dial-A-Blend, Diesel de Cana, Evoshield, µPharm, Muck Daddy, Myralene, Neossance and No Compromise are trademarks or registered trademarks of Amyris, Inc. This report also contains trademarks and trade names of other businesses that are the property of their respective holders.

Overview

Amyris, Inc. (referred to as the “Company,” “Amyris,” “we,” “us,” or “our”) is a leading integrated industrial biotechnology company applying its technology platform to engineer, manufacture and sell high performance, low cost products into a variety of consumer and industrial markets, including cosmetics, flavors & fragrances (or F&F), solvents and cleaners, polymers, lubricants, healthcare products and fuels, and we are seeking to apply our technology to the development of pharmaceutical products. Our proven technology platform allows us to rapidly engineer microbes and use them as living factories to metabolize renewable, plant-sourced sugars into large volume, high-value hydrocarbon molecules. Using yeast as these living factories, our industrial fermentation process replaces existing complex and expensive chemical manufacturing processes. We believe industrial synthetic biology represents a third industrial revolution, bringing together biology and engineering to generate new, more sustainable materials to meet the growing global demand for bio-based replacements for petroleum, animal-or plant-derived chemicals. We continue to work to build demand for our current portfolio of products through a network of distributors and through direct sales, and are engaged in collaborations across a variety of markets, including personal care, performance chemicals and industrials, to drive additional product sales and partnership opportunities.

Amyris was founded in 2003 in the San Francisco Bay Area by a group of scientists from the University of California, Berkeley. Our first major milestone came in 2005 when, through a grant from the Bill & Melinda Gates Foundation, we developed technology capable of creating microbial strains that produce artemisinic acid - a precursor of artemisinin, an effective anti-malarial drug. In 2008, we granted royalty-free licenses to allow Sanofi-Aventis (or "Sanofi") to produce artemisinic acid using our technology. Since 2013, Sanofi has been distributing millions of artemisinin-based anti-malarial treatments incorporating this artemisinic acid. Building on our success with artemisinic acid, in 2007 we began applying our technology platform to develop, manufacture and sell sustainable alternatives to a broad range of materials.

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

Relationship with Total

In July 2012 and December 2013, we entered into a series of agreements (or the “Total Fuel Agreements”) to establish a research and development program and form a joint venture with Total Energies Nouvelles Activités USA (formerly known as Total Gas & Power USA, SAS, and referred to as “Total”) to produce and commercialize farnesene- or farnesane-based diesel and jet fuels, and formed such joint venture, Total Amyris BioSolutions B.V. (or “TAB”), in November 2013. With an exception for our fuels business in Brazil, the collaboration and joint venture established the exclusive means for us to develop, produce and commercialize farnesene- or farnesane-based diesel and jet fuels. We initially granted TAB exclusive licenses under certain of our intellectual property to make and sell joint venture products. We also granted TAB, in the event of a buy-out of our interest in the joint venture by Total (which Total was entitled to do under certain circumstances), a non-exclusive license to optimize or engineer yeast strains used by us to produce farnesene for the joint venture’s diesel and jet fuels. As a result of these licenses, we generally no longer had an independent right to make or sell farnesene- or farnesane-based diesel and jet fuels fuels outside of Brazil without the approval of TAB.

In addition, our agreements with Total relating to our fuels collaboration created a convertible debt financing structure for funding the research and development program. The Total Fuel Agreements contemplated approximately $105.0 million in financing (or “R&D Notes”) for the collaboration, which as of January 2015, had been completely funded by Total.

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

Additionally, in connection with the proposed Restructuring, in July 2015, we and Total entered into Amendment #1 (or the "Pilot Plant Agreement Amendment") to that certain Pilot Plant Services Agreement dated as of April 4, 2014 (or, as amended, the "Pilot Plant Agreement") whereby we and Total agreed to restructure the payment obligations of Total under the Pilot Plant Agreement. Under the Pilot Plant Agreement, for a five year period, we are providing certain fermentation and downstream separations scale-up services and training to Total and, as originally contemplated, we were to receive an aggregate annual fee payable by Total for all services in the amount of up to approximately $900,000 per annum. Such annual fee was due in three equal installments payable on March 1, July 1 and November 1 each year during the term of the Pilot Plant Agreement. Under the Pilot Plant Agreement Amendment, in connection with the restructuring of TAB discussed above, we agreed to waive a portion of these fees up to approximately $2.0 million, over the term of the Pilot Plant Agreement.

On March 21, 2016, we, Total and TAB closed the Restructuring and entered into the Restructuring Agreements.

Under the Jet Fuel Agreement, (a) we granted exclusive (co-exclusive in Brazil), world-wide, royalty-free rights to TAB for the production and commercialization of farnesene- or farnesane-based jet fuel, (b) we granted TAB the option, until March 1, 2018, to purchase our Brazil jet fuel business at a price based on the fair value of the commercial assets and on our investment in other related assets, (c) we granted TAB the right to purchase farnesene or farnesane for its jet fuel business from us on a “most-favored” pricing basis and (d) all rights to farnesene- or farnesane-based diesel fuel previously granted to TAB by us reverted back to us.

Upon all farnesene- or farnesane-based diesel fuel rights reverting back to us, we granted to Total, pursuant to the EU Diesel Fuel Agreement, (a) an exclusive, royalty-free license to offer for sale and sell farnesene- or farnesane-based diesel fuel in the EU, (b) the non-exclusive right to make farnesene or farnesane anywhere in the world, but Total must (i) use such farnesene or farnesane to produce only diesel fuel to offer for sale or sell in the EU and (ii) pay us a to-be-negotiated, commercially reasonable, “most-favored” basis royalty and (c) the right to purchase farnesene or farnesane for its EU diesel fuel business from us on a “most-favored” pricing basis.

As a result of these licenses, we generally no longer have an independent right to make or sell, without the approval of Total, farnesene- or farnesane-based jet fuels outside of Brazil or farnesane-based diesel fuels in the EU.

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

As a result of, and in order to reflect, the changes to the ownership structure of TAB described above, on March 21, 2016, (a) we, Total and TAB entered into an Amended and Restated Shareholders’ Agreement and filed a Deed of Amendment of Articles of Association of TAB and (b) we and Total terminated the Amended and Restated Master Framework Agreement, dated December 2, 2013 and amended on April 1, 2015, between us and Total. See Note 5, “Debt”, “Note 7, “Joint Ventures and Noncontrolling Interest” and Note 13, “Related Party Transactions” for additional details regarding our relationship with Total.

Sales and Revenues

Our revenues are comprised of product revenues and grants and collaborations revenues. We generate the substantial majority of our product revenues from sales to distributors or collaborators and only a small portion from direct sales, although we have begun to market and sell some of our products directly to end-consumers, initially in the cosmetics and industrial cleaning markets. To commercialize our initial Biofene-derived product, squalane, in the cosmetics sector for use as an emollient, we have entered into certain marketing and distribution agreements in Europe, Asia, and North America. As an initial step towards commercialization of Biofene-based diesel, we entered into agreements with municipal fleet operators in Brazil. Pursuant to our agreements with Total, future commercialization of our jet fuel products outside of Brazil and our diesel fuel products in the EU would generally occur exclusively through certain agreements entered into by and among Amyris, Total and TAB. For the industrial lubricants market, we established a joint venture with Cosan U.S. for the worldwide development, production and commercialization of renewable base oils in the lubricant sector. We have also entered into certain supply agreements with customers in the F&F industry to commercialize products derived from our fragrance molecules. In addition, we have entered into research and development collaboration arrangements pursuant to which we receive payments from our collaborators, which include Total, Manufacture Francaise de Pnematiques Michelin, The Defense Advanced Research Projects Agency, Givaudan International, SA and Cosan US, Inc. Some of such collaboration arrangements include advance payments in consideration for grants of exclusivity or research efforts to be performed by us. Once a collaboration agreement has been signed, receipt of payments may depend on our achievement of milestones. See Note 8, “Significant Agreements” for more details regarding these agreements and arrangements.

Financing

In 2015, and through the second quarter of 2016, we completed multiple financings involving loans, convertible debt, non-convertible debt, mezzanine equity and equity offerings.

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

In February 2016, we issued to certain purchasers an aggregate of $20.0 million of unsecured promissory notes and warrants for the purchase, at an exercise price of $0.01 per share, of an aggregate of 2,857,142 shares of our common stock, as described in more detail in Note 5, “Debt.” The exercisability of these warrants was subject to stockholder approval, which was obtained on May 17, 2016.

In March 2016, we sold to Total one half of our ownership stake in TAB in exchange for Total cancelling $1.3 million of R&D Notes and certain other indebtedness, as described in more detail under “Relationship with Total” above and in Note 5, “Debt” and Note 7, “Joint Ventures and Noncontrolling Interest.”

In May 2016, we sold and issued 4,385,964 shares of common stock to the Bill & Melinda Gates Foundation at a purchase price per share of $1.14, as described in more detail in Note 8, “Significant Agreements.”

In May 2016, we sold and issued $10.0 million in aggregate principal amount of convertible promissory notes to a private investor, as described in more detail in Note 5, “Debt.”

In June 2016, we sold and issued $5.0 million in aggregate principal amount of secured promissory notes to Foris Ventures, LLC, as described in more detail in Note 5, “Debt.”

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

In February and May 2016, as a result of the adjustments to the conversion price of our senior convertible notes issued in October 2013 (the “Tranche I Notes”) and January 2014 (the “Tranche II Notes”) discussed in Note 5, “Debt,” the Temasek Funding Warrant became exercisable for an additional 127,194 and 2,335,342 shares of common stock, respectively.

As of June 30, 2016, the Total Funding Warrant, the Temasek Exchange Warrant, and the 2013 Warrant had been fully exercised, and Temasek had exercised the Temasek Funding Warrant with respect to 12,700,244 shares of our common stock. Neither the Total R&D Warrant nor the Temasek R&D Warrant were exercisable as of June 30, 2016.

Maturity Treatment Agreement

At the closing of the Exchange, we, Total and Temasek also entered into a Maturity Treatment Agreement, dated as of July 29, 2015, pursuant to which Total and Temasek agreed to convert any of our convertible promissory notes held by them that were not cancelled in the Exchange (the “Remaining Notes”) into shares of our common stock in accordance with the terms of such Remaining Notes upon maturity, provided that certain events of default have not occurred with respect to the applicable Remaining Notes prior to such maturity. As of immediately following the closing of the Exchange and June 30, 2016, Temasek held $10.0 million in aggregate principal amount of Remaining Notes and Total held approximately $25.0 million and $28.9 million, respectively, in aggregate principal amount of Remaining Notes.

Liquidity

We have incurred significant losses since our inception and believe that we will continue to incur losses and negative cash flow from operations through at least 2017. As of June 30, 2016, we had an accumulated deficit of $1,066.0 million and had cash, cash equivalents and short term investments of $2.5 million. We have significant outstanding debt and contractual obligations related to capital and operating leases, as well as purchase commitments. Refer to "Liquidity and Capital Resources" for further details.

Results of Operations

Comparison of Three Months Ended June 30, 2016 and 2015

Revenues

	Three Months Ended June 30,		Period-to-period Change	Percentage Change
	2016	2015
	(Dollars in thousands)
Revenues
Renewable product sales	$4,922	$3,340	$1,582	47%
Grants and collaborations revenue	4,677	4,503	174	4%
Total revenues	$9,599	$7,843	$1,756	22%

Our total revenues increased by $1.8 million to $9.6 million for the three months ended June 30, 2016, as compared to the same period in the prior year, primarily due to a $1.6 million increase in product sales.

Product sales increased by $1.6 million to $4.9 million for the three months ended June 30, 2016, as compared to the same period in the prior year, primarily driven by the shipment of a new fragrance product, as well as Neossance® squalane sales.

Grants and collaborations revenues were $4.7 million for the three months ended June 30, 2016, consistent with the same period in the prior year.

Cost and Operating Expenses

	Three Months Ended June 30,		Period-to-period Change	Percentage Change
	2016	2015
	(Dollars in thousands)
Cost of products sold	$7,891	$10,959	$(3,068)	(28)%
Research and development	13,176	11,168	2,008	18%
Sales, general and administrative	11,408	14,375	(2,967)	(21)%
Total cost and operating expenses	$32,475	$36,502	$(4,027)	(11)%

Our cost of products sold includes cost of raw materials, labor and overhead, amounts paid to contract manufacturers, period costs related to inventory write-downs resulting from applying lower of cost or market inventory valuations, and costs related to scale-up in production of such products. Our cost of products sold decreased by $3.1 million to $7.9 million for the three months ended June 30, 2016, as compared to the same period in the prior year, primarily driven by product mix, and lower inventory provisions.

Research and Development Expenses

Our research and development expenses increased by $2.0 million to $13.2 million for the three months ended June 30, 2016, as compared to the same period in the prior year, primarily as a result of increases of $0.9 million in consulting and outside services expenses, $0.6 million from facilities expenses and $0.4 million in salaries and benefits.

Sales, General and Administrative Expenses

Our sales, general and administrative expenses decreased by $3.0 million to $11.4 million for the three months ended June 30, 2016, as compared to the same period in the prior year, primarily as a result of our overall cost reduction efforts. The decrease was attributable to a $1.9 million reduction in consulting and outside services, $0.6 million reduction in facilities expenses and $0.5 million reductions in salaries and benefits and depreciation expense.

Other Income (Expense)

	Three Months Ended June 30,		Period-to-period Change	Percentage Change
	2016	2015
	(Dollars in thousands)
Other income (expense):
Interest income	$82	$58	$24	41%
Interest expense	(9,704)	(45,986)	36,282	-79%
Gain/(loss) from change in fair value of derivative instruments	20,934	28,834	(7,900)	(27)%
Loss upon extinguishment of debt	(433)	—	(433)	nm
Other income (expense), net	(1,431)	(667)	(764)	115%
Total other income (expense)	$9,448	$(17,761)	$27,209	(153)%

Total other income increased by approximately $27.2 million to $9.4 million for the three months ended June 30, 2016, as compared to the same period in the prior year. The increase was primarily attributable to a $36.3 million decrease in interest expense due to lower accelerated interest accretion, offset by a decrease of $7.9 million in the gain from change in fair value of derivative instruments, attributed to the compound embedded derivative liabilities associated with our senior convertible promissory notes and the change in fair value of our interest rate swap derivative liability. The change was driven by fluctuation of various inputs used in the valuation models from one reporting period to another, such as stock price, credit risk rate and estimated stock volatility.

Comparison of Six Months Ended June 30, 2016 and 2015

Revenues

	Six Months Ended June 30,		Period-to-period Change	Percentage Change
	2016	2015
	(Dollars in thousands)
Revenues
Renewable product sales	$8,062	$5,435	$2,627	48%
Grants and collaborations revenue	10,347	10,280	67	1%
Total revenues	$18,409	$15,715	$2,694	17%

Our total revenues increased by $2.7 million to $18.4 million for the six months ended June 30, 2016, as compared to the same period in the prior year, primarily due to a $2.6 million increase in product sales.

Product sales increased by $2.6 million to $8.1 million for the six months ended June 30, 2016, as compared to the same period in the prior year, primarily driven by increased sales of personal care products, mainly in flavors & fragrances.

Grants and collaborations revenues were $10.3 million for the six months ended June 30, 2016, consistent with the same period in the prior year.

Cost and Operating Expenses

	Six Months Ended June 30,		Period-to-period Change	Percentage Change
	2016	2015
	(Dollars in thousands)
Cost of products sold	$19,068	$17,602	$1,466	8%
Research and development	25,082	23,178	1,904	8%
Sales, general and administrative	23,674	28,756	(5,082)	(18)%
Total cost and operating expenses	$67,824	$69,536	$(1,712)	(2)%

Our cost of products sold includes cost of raw materials, labor and overhead, amounts paid to contract manufacturers, period costs related to inventory write-downs resulting from applying lower of cost or market inventory valuations, and costs related to scale-up in production of such products. Our cost of products sold increased by $1.5 million to $19.1 million for the six months ended June 30, 2016, as compared to the same period in the prior year, primarily driven by product mix and higher excess capacity charges based on timing of production at our manufacturing facilities.

Research and Development Expenses

Our research and development expenses increased by $1.9 million to $25.1 million for the six months ended June 30, 2016, as compared to the same period in the prior year, primarily as a result of an increase of $1.2 million in consulting and outside services and $0.7 million in facilities and rent expense.

Sales, General and Administrative Expenses

Our sales, general and administrative expenses decreased by $5.1 million to $23.7 million for the six months ended June 30, 2016, as compared to the same period in the prior year, primarily as a result of decreases of $2.2 million in consulting and outside services expenses, $1.6 million in salaries and benefits, $0.8 million from facilities expenses and $0.5 million in stock-based compensation expense.

Other Income (Expense)

	Six Months Ended June 30,		Period-to-period Change	Percentage Change
	2016	2015
	(Dollars in thousands)
Other income (expense):
Interest income	$139	$144	$(5)	(3)%
Interest expense	(18,062)	(54,468)	36,406	(67)%
Gain/(loss) from change in fair value of derivative instruments	42,612	11,422	31,190	273%
Loss upon extinguishment of debt	(649)	—	(649)	nm
Other income (expense), net	(3,246)	(1,036)	(2,210)	213%
Total other income (expense)	$20,794	$(43,938)	$64,732	(147)%

Total other income increased by approximately $64.7 million to $20.8 million for the six months ended June 30, 2016, as compared to the same period in the prior year. The increase was primarily attributable to a $36.4 million decrease in interest expense, and an increase of $31.2 million in the gain from change in fair value of derivative instruments, attributed to the compound embedded derivative liabilities associated with our senior secured convertible promissory notes and the change in fair value of our interest rate swap derivative liability. The change was driven by fluctuation of various inputs used in the valuation models from one reporting period to another, such as stock price, credit risk rate and estimated stock volatility.

Liquidity and Capital Resources

	June 30, 2016	December 31, 2015
	(Dollars in thousands)
Working capital deficit, excluding cash and cash equivalents	$(109,076)	$(53,139)
Cash and cash equivalents and short-term investments	$2,507	$13,512
Debt and capital lease obligations	$182,861	$156,755
Accumulated deficit	$(1,065,978)	$(1,037,104)

	Six Months Ended June 30,
	2016	2015
	(Dollars in thousands)
Net cash used in operating activities	$(38,975)	$(32,791)
Net cash used in investing activities	$(5,174)	$(2,873)
Net cash provided by financing activities	$32,793	$5,544

Working Capital Deficit. Our working capital deficit, excluding cash and cash equivalents, was $109.1 million at June 30, 2016, which represents an increase of $55.9 million compared to a working capital deficit of $53.1 million at December 31, 2015. The increase of $55.9 million in working capital deficit during the six months ended June 30, 2016 was primarily due to an increase of $43.7 million in current portion of debt, $6.6 million in accrued and other current liabilities, $1.9 million in accounts payable $1.2 million in deferred revenue and $0.8 million in current capital lease obligation, together with decreases of $0.9 million in inventory, $0.5 million in other prepaid expense and $0.5 million in accounts receivable, offset by $0.2 million increase in short term investments.

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

We expect to fund our operations for the foreseeable future with cash and investments currently on hand, cash inflows from collaboration and grant funding, cash contributions from product sales, and proceeds from new debt and equity financings as well as strategic asset divestments. Some of our anticipated financing sources, such as research and development collaborations, debt and equity financings and strategic asset divestments, are subject to risk that we cannot meet milestones, are not yet subject to definitive agreements or mandatory funding commitments and, if needed, we may not be able to secure additional types of financing in a timely manner or on reasonable terms, if at all. Our planned 2016 working capital needs and our planned operating and capital expenditures for 2016 are dependent on significant inflows of cash from renewable product revenues, existing collaboration partners and funds under existing equity facilities, as well as additional funding from new collaborations, new debt and equity financings and expected proceeds from strategic asset divestments. We will continue to need to fund our research and development and related activities and to provide working capital to fund production, storage, distribution and other aspects of our business.

Liquidity. We have incurred significant losses since our inception and believe that we will continue to incur losses and have negative cash flow from operations through at least 2017. As of June 30, 2016, we had an accumulated deficit of $1,066.0 million and had cash, cash equivalents and short term investments of $2.5 million. In March 2016, we entered into an At Market Issuance Sales Agreement under which we may issue and sell shares of our common stock having an aggregate offering price of up to $50.0 million from time to time in “at the market” offerings under our Registration Statement on Form S-3 (File No. 333-203216). This agreement includes no commitment by other parties to purchase shares we offer for sale. See Note 8, “Significant Agreements” for further details. As of the date hereof, $50.0 million remained available for future issuance under this facility. In addition, on May 10, 2016, we sold and issued 4,385,964 shares of our common stock to the Bill & Melinda Gates Foundation at a purchase price per share equal to $1.14, for proceeds of approximately $5.0 million (recorded as restricted cash-long term at June 30, 2016) and also sold and issued $10.0 million in convertible promissory notes to a private investor, and on June 24, 2016, we sold and issued $5.0 million of secured promissory notes to Foris Ventures, LLC. Refer to Note 5, “Debt” and Note 8, “Significant Agreements” for further details. We have significant outstanding debt and contractual obligations related to capital and operating leases, as well as purchase commitments.

As of June 30, 2016, our debt, net of discount and issuance costs of $44.7 million, totaled to $181.4 million, of which $80.0 million is classified as current. In addition to upcoming debt maturities, our debt service obligations over the next twelve months are significant, including $21.0 million of anticipated interest payments. Our debt agreements also contain various covenants, including restrictions on our business that could cause us to be at risk of defaults, such as the requirement to maintain unrestricted, unencumbered cash in defined U.S. bank accounts in an amount equal to at least 50% of the principal amount outstanding under our Senior Secured Loan Facility. As discussed above, we have received a waiver of compliance with such covenant through October 31, 2016. A failure to comply with the covenants and other provisions of our debt instruments, including any failure to make a payment when required would generally result in events of default under such instruments, which could permit acceleration of such indebtedness. If such indebtedness is accelerated, it would generally also constitute an event of default under our other outstanding indebtedness, permitting acceleration of such other outstanding indebtedness. Any required repayment of our indebtedness as a result of acceleration or otherwise would lower our current cash on hand such that we would not have those funds available for use in our business or for payment of other outstanding indebtedness. Refer to Note 5, "Debt" and Note 6, “Commitments and Contingencies” for further details of our debt arrangements.

Our condensed consolidated financial statements as of and for the six months ended June 30, 2016 have been prepared on the basis that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. Our ability to continue as a going concern will depend, in large part, on our ability to obtain necessary financing, which is uncertain. The financial statements do not include any adjustments that might result from the outcome of this uncertainty, which could have a material adverse effect on our financial condition. In addition, if we are unable to continue as a going concern, we may be unable to meet our obligations under our existing debt facilities, which could result in an acceleration of our obligation to repay all amounts outstanding under those facilities, and we may be forced to liquidate our assets. In such a scenario, the values we receive for our assets in liquidation or dissolution could be significantly lower than the values reflected in our financial statements.

Our operating plan for 2016 contemplates a significant reduction in our net cash outflows, resulting from (i) revenue growth from sales of existing and new products with positive gross margins, (ii) reduced production costs as a result of manufacturing and technical developments, (iii) increased cash inflows from collaborations, (iv) reduced operating expenses, (v) access to various financing commitments, and (vi) strategic asset divestments (see Note 5, “Debt” and Note 8, “Significant Agreements” for details of financing commitments).

If we are unable to generate sufficient cash contributions from product sales, payments from existing and new collaboration partners and strategic asset divestments and draw sufficient funds from certain financing commitments due to contractual restrictions and covenants, we will need to obtain additional funding from equity or debt financings, agree to burdensome covenants, grant further security interests in our assets, enter into collaboration and licensing arrangements that require us to relinquish commercial rights, or grant licenses on terms that are not favorable.

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

Collaboration Funding. For the six months ended June 30, 2016, we received $7.8 million in cash from collaborations, including $4.8 million under flavors and fragrances collaboration agreements.

We depend on collaboration funding to support our research and development and operating expenses. While part of this funding is committed based on existing collaboration agreements, we will be required to identify and obtain funding from additional collaborations. In addition, some of our existing collaboration funding is subject to our achievement of milestones or other funding conditions.

If we cannot secure sufficient collaboration funding to support our operating expenses in excess of cash contributions from product sales, existing debt and equity financings and strategic asset divestments, we may need to issue additional preferred and/or discounted equity, agree to onerous covenants, grant further security interests in our assets, enter into collaboration and licensing arrangements that require us to relinquish commercial rights or grant licenses on terms that are not favorable to us. If we fail to secure such funding, we could be forced to curtail our operations, which would have a material adverse effect on our ability to continue with our business plans.

Government Contracts. In September 2015, we entered into a Technology Investment Agreement (the “TIA”) with The Defense Advanced Research Project Agency (or “DARPA”) under which we, with the assistance of five specialized subcontractors, will work to create new research and development tools and technologies for strain engineering and scale-up activities. The program that is the subject of the TIA is being performed and funded on a milestone basis. Under the TIA, we and our subcontractors could collectively receive DARPA funding of up to $35.0 million over the program’s four year term if all of the program’s milestones are achieved. In conjunction with DARPA’s funding, we and our subcontractors are obligated to collectively contribute approximately $15.5 million toward the program over its four year term (primarily by providing specified labor and/or purchasing certain equipment). We can elect to retain title to the patentable inventions we produce in the program, but DARPA receives certain data rights as well as a government purposes license to certain of such inventions. Either party may, upon written notice and subject to certain consultation obligations, terminate the TIA upon a reasonable determination that the program will not produce beneficial results commensurate with the expenditure of resources. We recognized $3.5 million in revenue under this agreement during the six months ended June 30, 2016. Total cash received under this agreement as of June 30, 2016 was $1.7 million during the six months ended June 30, 2016.

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

In August 2013, we entered into an agreement with Total and Temasek to issue up to $73.0 million in convertible promissory notes in private placements over a period of up to 24 months from the date of signing as described in more detail in Note 5, "Debt" (such agreement referred to as the August 2013 SPA and such financing referred to as the August 2013 Financing). The August 2013 Financing was divided into two tranches (one for $42.6 million and one for $30.4 million). Of the total possible purchase price in the financing, $25.0 million was to be paid in the form of cash by Temasek $25.0 million in the second tranche), $35.0 million was paid by the exchange and cancellation of the Temasek Bridge Note, as described below, and $13.0 million was to be paid by cancellation of outstanding convertible promissory notes held by Total in connection with its exercise of pro rata rights ($7.6 million in the first tranche and $5.4 million in the second tranche).

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

On October 20, 2015, we issued $57.6 million in aggregate principal amount of the Company's 9.50% Convertible Senior Notes due 2019 (the “2015 144A Notes”), which were sold only to qualified institutional buyers and institutional accredited investors in a private placement (the “2015 144A Offering”) under the Securities Act. The 2015 144A Offering is described in more detail in Note 5, "Debt."

In March 2016, we sold to Total one half of our ownership stake in TAB in exchange for Total cancelling $1.3 million of R&D Notes and certain other indebtedness, as described in more detail under “Relationship with Total” above and in Note 5, “Debt” and Note 7, “Joint Ventures and Noncontrolling Interest.”

In May 2016, we issued $10.0 million in aggregate principal amount of convertible promissory notes to a private investor in an offering registered under the Securities Act, as described in more detail in Note 5, “Debt.”

Export Financing with ABC Brasil. In March 2013, we entered into a one-year export financing agreement with ABC for approximately $2.5 million to fund exports through March 2014. This loan was collateralized by future exports from our subsidiary in Brazil. As of June 30, 2016, the loan was fully paid.

In March 2014, we entered into an additional one-year-term export financing agreement with ABC for approximately $2.2 million to fund exports through March 2015. This loan is collateralized by future exports from our subsidiary in Brazil. As of June 30, 2016, the loan was fully paid.

In April 2015, we entered into an additional one-year-term export financing agreement with ABC for approximately $1.6 million to fund exports through April 2016. This loan is collateralized by future exports from our subsidiary in Brazil. As of June 30, 2016, the loan was fully paid.

Banco Pine/Nossa Caixa Financing. In July 2012, we entered into a Note of Bank Credit and a Fiduciary Conveyance of Movable Goods agreement with each of Nossa Caixa and Banco Pine. Under these instruments, we borrowed an aggregate of R$52.0 million (approximately US$16.2 million based on the exchange rate as of June 30, 2016) as financing for capital expenditures relating to our manufacturing facility in Brotas, Brazil. Under the loan agreements, Banco Pine agreed to lend R$22.0 million and Nossa Caixa agreed to lend R$30.0 million. The loans have a final maturity date of July 15, 2022 and bear a fixed interest rate of 5.5% per year. The loans are also subject to early maturity and delinquency charges upon occurrence of certain events including interruption of manufacturing activities at our manufacturing facility in Brotas, Brazil for more than 30 days, except during sugarcane off-season. The loans are secured by certain of our farnesene production assets at the manufacturing facility in Brotas, Brazil and we were required to provide parent guarantees to each of the lenders. As of June 30, 2016 and December 31, 2015, a principal amount of $12.3 million and $11.0 million, respectively, was outstanding under these loan agreements.

BNDES Credit Facility. In December 2011, we entered into a credit facility with Banco Nacional de Desenvolvimento Econômico e Social (or BNDES), a government-owned bank headquartered in Brazil (or the "BNDES Credit Facility") to finance a production site in Brazil. The BNDES Credit Facility was for R$22.4 million (approximately US$7.0 million based on the exchange rate as of June 30, 2016). The credit line is divided into an initial tranche for up to approximately R$19.1 million and an additional tranche of approximately R$3.3 million that becomes available upon delivery of additional guarantees. As of June 30, 2016 and December 31, 2015, we had R$5.7 million (approximately US$1.8 million based on the exchange rate as of June 30, 2016) and R$7.6 million (approximately US$1.9 million based on the exchange rate as of December 31, 2015), respectively, in outstanding advances under the BNDES Credit Facility.

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

The BNDES Credit Facility is collateralized by first priority security interest in certain of our equipment and other tangible assets totaling R$24.9 million (approximately US$7.8 million based on the exchange rate as of December 31, 2015). We are a parent guarantor for the payment of the outstanding balance under the BNDES Credit Facility. Additionally, we were required to provide a bank guarantee equal to 10% of the total approved amount (R$22.4 million in total debt) available under the BNDES Credit Facility. For advances in the second tranche (above R$19.1 million), we are required to provide additional bank guarantees equal to 90% of each such advance, plus additional Amyris guarantees equal to at least 130% of such advance. The BNDES Credit Facility contains customary events of default, including payment failures, failure to satisfy other obligations under the credit facility or related documents, defaults in respect of other indebtedness, bankruptcy, insolvency and inability to pay debts when due, material judgments, and changes in control of Amyris Brasil. If any event of default occurs, BNDES may terminate its commitments and declare immediately due all borrowings under the facility.

FINEP Credit Facility. In November 2010, we entered into a credit facility with Financiadora de Estudos e Projetos (or "FINEP"), a state-owned company subordinated to the Brazilian Ministry of Science and Technology (or the “FINEP Credit Facility”) to finance a research and development project on sugarcane-based biodiesel (or the “FINEP Project”) and provided for loans of up to an aggregate principal amount of R$6.4 million (approximately US$2.0 million based on the exchange rate as of June 30, 2016) which are secured by a chattel mortgage on certain equipment of Amyris as well as by bank letters of guarantee. All available credit under this facility was fully drawn. As of June 30, 2016, the total outstanding loan balance under this credit facility was R$2.8 million (approximately US$0.9 million based on the exchange rate as of June 30, 2016).

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

Senior Secured Loan Facility. In March 2014, we entered into the Senior Secured Loan Facility to make available a loan facility in the aggregate principal amount of up to $25.0 million, which loan facility was fully drawn at the closing. The initial loan of $25.0 million under the Senior Secured Loan Facility accrues interest at a rate per annum equal to the greater of either the prime rate reported in the Wall Street Journal plus 6.25% or 9.5%. We may repay the outstanding amounts under the Senior Secured Credit Facility before the maturity date (February 1, 2017) if we pay an additional fee of 1% of the outstanding amounts. We were also required to pay a 1% facility charge at the closing of the Senior Secured Credit Facility, and are required to pay a 10% end of term charge with respect to the initial loan of $25.0 million. In connection with the original Senior Secured Loan Facility, Amyris agreed to certain customary representations and warranties and covenants, as well as certain covenants that were subsequently amended (as described below).

In June 2014, we and Hercules entered into a first amendment of the Senior Secured Loan Facility. Pursuant to the first amendment, the parties agreed to adjust the term loan maturity date from May 31, 2015 to February 1, 2017 and remove (i) a requirement for us to pay a forbearance fee of $10.0 million in the event certain covenants were not satisfied, (ii) a covenant that we maintain positive cash flow commencing with the fiscal quarter beginning October 1, 2014, (iii) a covenant that, beginning with the fiscal quarter beginning July 1, 2014, we and our subsidiaries achieve certain projected cash product revenues and projected cash product gross profits, and (iv) an obligation for us to file a registration statement on Form S-3 with the SEC by no later than June 30, 2014 and complete an equity financing of more than $50.0 million by no later than September 30, 2014. We further agreed to include a new covenant requiring us to maintain unrestricted, unencumbered cash in an amount equal to at least 50% of the principal amount then outstanding under the Senior Secured Loan Facility and borrow an additional $5.0 million. The additional $5.0 million borrowing was completed in June 2014, and accrues interest at a rate per annum equal to the greater of (i) the prime rate reported in the Wall Street Journal plus 5.25% and (ii) 8.5%.

In March 2015, the Company and Hercules entered into a second amendment of the Senior Secured Loan Facility. Pursuant to the second amendment, the parties agreed to, among other things, establish an additional credit facility in the principal amount of up to $15.0 million, which would be available to be drawn by the Company through the earlier of March 31, 2016 or such time as the Company raised an aggregate of at least $20.0 million through the sale of new equity securities. The additional facility was cancelled undrawn upon the completion of our private stock and warrant offering in July 2015.

In November 2015, the Company and Hercules entered into a third amendment of the Senior Secured Loan Facility. Pursuant to the third amendment, the Company borrowed an additional $10,960,000 (or the “Third Amendment Borrowed Amount”) from Hercules on November 30, 2015. As of December 1, 2015, after the funding of the Third Amendment Borrowed Amount (and including repayment of $9.1 million of principal that had occurred prior to the third amendment), the aggregate principal amount outstanding under the Senior Secured Loan Facility was approximately $31.7 million. The Third Amendment Borrowed Amount accrues interest at a rate per annum equal to the greater of (i) 9.5% and (ii) the prime rate reported in the Wall Street Journal plus 6.25%, and, like the previous loans under the Senior Secured Loan Facility, has a maturity date of February 1, 2017. Upon the earlier of the maturity date, prepayment in full or such obligations otherwise becoming due and payable, in addition to repaying the outstanding Third Amendment Borrowed Amount (and all other amounts owed under the Senior Secured Loan Facility, as amended), the Company is also required to pay an end-of-term charge of $767,200. Pursuant to the third amendment, the Company also paid Hercules fees of $1.0 million, $750,000 of which was owed in connection with the expired $15.0 million facility under the second amendment and $250,000 of which was related to the Third Amendment Borrowed Amount. Under the third amendment, the parties agreed that the Company would, commencing on December 1, 2015, be required to pay only the interest accruing on all outstanding loans under the Senior Secured Loan Facility until February 29, 2016. Commencing on March 1, 2016, the Company would have been required to begin repaying principal of all loans under the Senior Secured Loan Facility, in addition to the applicable interest. However, pursuant to the third amendment, the Company could, by achieving certain cash inflow targets in 2016, extend the interest-only period to December 1, 2016. Upon the issuance by the Company of $20.0 million of unsecured promissory notes and warrants in a private placement in February 2016 for aggregate cash proceeds of $20.0 million, the Company satisfied the conditions for extending the interest-only period to May 31, 2016. On June 1, 2016, the Company commenced the repayment of outstanding principal under the Senior Secured Loan Facility. In June 2016, the Company was notified by Hercules that it had transferred and assigned its rights and obligations under the Senior Secured Loan Facility to Stegodon. On June 29, 2016, the Company received a deferment of all scheduled principal repayments under the Senior Secured Loan Facility through October 31, 2016. Refer to Note 8, “Significant Agreements” for additional details.

As of June 30, 2016, $28.3 million was outstanding under the Senior Secured Loan Facility, net of discount and issuance cost of $0.2 million. The Senior Secured Loan Facility is secured by liens on our assets, including on certain of our intellectual property. The Senior Secured Loan Facility includes customary events of default, including failure to pay amounts due, breaches of covenants and warranties, material adverse effect events, certain cross defaults and judgments, and insolvency. If an event of default occurs, Stegodon may require immediate repayment of all amounts outstanding under the Senior Secured Loan Facility. The Senior Secured Loan Facility also requires the Company to maintain unrestricted, unencumbered cash in defined U.S. bank accounts in an amount equal to at least 50% of the principal amount outstanding under the Senior Secured Loan Facility. The Company has received from Stegodon a waiver of compliance with such covenant through October 31, 2016. Refer to Note 8, “Significant Agreements” for additional details.

February 2016 Private Placement. In February 2016, we sold and issued to certain purchasers an aggregate of $20.0 million of unsecured promissory notes and warrants for the purchase, at an exercise price of $0.01 per share, of an aggregate of 2,857,142 shares of our common stock, as described in more detail in Note 5, “Debt.” The exercisability of these warrants was subject to stockholder approval, which was obtained on May 17, 2016.

June 2016 Private Placement. In June 2016, we sold and issued $5.0 million in aggregate principal amount of secured promissory notes to Foris Ventures, LLC, as described in more detail in Note 5, “Debt.”

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

On May 10, 2016, we sold and issued 4,385,964 shares of our common stock to the Bill & Melinda Gates Foundation in a private placement at a purchase price per share equal to $1.14, for aggregate proceeds to the Company of approximately $5.0 million, as described in more detail in Note 8, “Significant Agreements.”

Cash Flows during the Six Months Ended June 30, 2016 and 2015

Cash Flows from Operating Activities

Our primary uses of cash from operating activities are costs related to production and sales of our products and personnel-related expenditures, offset by cash received from product sales, grants and collaborations. Cash used in operating activities was $39.0 million and $32.8 million for the six months ended June 30, 2016 and 2015, respectively.

Net cash used in operating activities of $39.0 million for the six months ended June 30, 2016 was attributable to our net loss of $28.9 million, offset by net non-cash charges of $24.0 million and net change in our operating assets and liabilities of $13.9 million. Net non-cash charges of $24.0 million for the six months ended June 30, 2016 consisted primarily of a $42.6 million change in the fair value of derivative instruments related to the embedded derivative liabilities associated with our senior secured convertible promissory notes and currency interest rate swap derivative liability, offset by $5.7 million of depreciation and amortization expenses, $7.4 million of amortization of debt discount and issuance costs, $3.8 million of stock-based compensation, $1.1 million in loss on foreign currency exchange rates and $0.6 million on loss from extinguishment of debt. Net change in operating assets and liabilities of $13.9 million for the six months ended June 30, 2016 primarily consisted of $8.1 million increase in accrued other liabilities and $1.9 million increase in inventory, $1.7 million increase in prepaid expense, $1.2 million increase in accounts payable and other assets and $1.0 million increase in deferred revenue.

Net cash used in operating activities of $32.8 million for the six months ended June 30, 2015 was attributable to our net loss of $99.4 million, offset by net non-cash charges of $44.8 million and net change in our operating assets and liabilities of $21.8 million. Net non-cash charges of $44.8 million for the six months ended June 30, 2015 consisted primarily of $43.1 million of amortization of debt discount, including a $36.6 million charge due to acceleration of accretion of debt discount on the Total and Temasek convertible notes converted to equity in July 2015, $6.8 million of depreciation and amortization expenses, $4.7 million of stock-based compensation, $1.5 million of loss from investment in affiliate and $0.1 million of loss on disposition of property, plant and equipment, offset by a $11.4 million change in the fair value of derivative instruments related to the embedded derivative liabilities associated with our senior secured convertible promissory notes and currency interest rate swap derivative liability. Net change in operating assets and liabilities of $21.8 million for the six months ended June 30, 2015 primarily consisted of $9.7 million increase in accounts payable and accrued other liabilities, $6.2 million increase in accounts receivable and related party accounts receivable, $5.1 million increase in deferred revenue related to the funds received under a collaboration agreement and $3.3 million increase in inventory, offset by $2.5 million decrease in prepaid expenses and other assets and deferred rent.

Cash Flows from Investing Activities

Our investing activities consist primarily of capital expenditures and other investment activities. Net cash used in investing activities of $5.2 million for the six months ended June 30, 2016, resulted from $5.0 million of change in restricted cash related to contingently redeemable equity and $0.2 million in purchases of short-term investments.

Our investing activities consist primarily of capital expenditures and other investment activities. Net cash used in investing activities of $2.9 million for the six months ended June 30, 2015, resulted from $1.8 million of purchases of property, plant and equipment and a $1.1 million loan made to our equity method investee, Novvi.

Cash Flows from Financing Activities

Net cash provided by financing activities of $32.8 million for the six months ended June 30, 2016, was a result of the receipt of $25.0 million of proceeds from debt issued to related parties, $9.9 million of proceeds from debt issued, net of discounts and issuance costs and $5.0 million from proceeds from issuance of contingently redeemable equity, offset by $6.6 million of principal payments on debt and $0.5 million of principal payments on capital leases.

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

Contractual Obligations

The following is a summary of our contractual obligations as of June 30, 2016 (in thousands):

	Total	2016	2017	2018	2019	2020	Thereafter
Principal payments on debt	$220,589	$27,421	$58,961	$22,967	$106,008	$2,025	$3,207
Interest payments on debt, fixed rate(1)	48,570	12,988	15,993	13,694	5,516	234	145
Operating leases	49,106	3,496	6,828	6,841	6,766	7,002	18,173
Principal payments on capital leases	1,469	934	508	27	—	—	—
Interest payments on capital leases	37	20	16	1	—	—	—
Terminal storage costs	0	0	—	—	—	—	—
Purchase obligations(2)	1,431	594	808	29	—	—	—
Total	$321,202	$45,453	$83,114	$43,559	$118,290	$9,261	$21,525

____________________

(1)	Does not include any obligations related to make-whole interest or downround provisions. The fixed interest rates are more fully described in Note 5, "Debt” of our condensed consolidated financial statements.
(2)	Purchase obligations include noncancellable contractual obligations and construction commitments of $0.6 million, of which zero have been accrued as loss on purchase commitments.

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

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio and our outstanding debt obligations (including embedded derivatives therein). We generally invest our cash in investments with short maturities or with frequent interest reset terms. Accordingly, our interest income fluctuates with short-term market conditions. As of June 30, 2016, our investment portfolio consisted primarily of money market funds and certificates of deposit, all of which are highly liquid investments. Due to the short-term nature of our investment portfolio, we do not believe that an immediate 10% increase in interest rates would have a material effect on the fair value of our portfolio. Since we believe we have the ability to liquidate this portfolio, we do not expect our operating results or cash flows to be materially affected to any significant degree by a sudden change in market interest rates on our investment portfolio. Additionally, as of June 30, 2016, 100% of our outstanding debt is in fixed rate instruments or instruments which have capped rates. Therefore, our exposure to the impact of variable interest rates is limited. Changes in interest rates may significantly change the fair value of our embedded derivative liabilities.

Foreign Currency Risk

Most of our sales contracts are principally denominated in U.S. dollars and, therefore, our revenues are currently not subject to significant foreign currency risk. The functional currency of our wholly-owned consolidated subsidiary in Brazil is the local currency (Brazilian real) in which recurring business transactions occur. We do not use currency exchange contracts as hedges against amounts permanently invested in our foreign subsidiary. The amount we consider permanently invested in our foreign subsidiary and translated into U.S. dollars using the June 30, 2016 exchange rate is $121.2 million as of June 30, 2016 and $99.5 million at December 31, 2015. The increase in the permanent investments in our foreign subsidiary between December 31, 2015 and June 30, 2016 is due to the depreciation of the U.S. dollar versus the Brazilian real. The potential loss in value, which would be principally recognized in Other Comprehensive Loss, resulting from a hypothetical 10% adverse change in quoted Brazilian real exchange rates, is $1.7 million and $4.9 million as of June 30, 2016 and December 31, 2015, respectively. Actual results may differ.

We make limited use of derivative instruments, which include currency interest rate swap agreements, to manage the Company's exposure to foreign currency exchange rate and interest rate fluctuations related to the Company's Banco Pine loan. In June 2012, we entered into a currency interest rate swap arrangement with Banco Pine for R$22.0 million (approximately US$6.9 million based on the exchange rate as of June 30, 2016). The swap arrangement exchanges the principal and interest payments under the Banco Pine loan entered into in July 2012 for alternative principal and interest payments that are subject to adjustment based on fluctuations in the foreign exchange rate between the U.S. dollar and Brazilian real. The swap has a fixed interest rate of 3.94%. This arrangement hedges the fluctuations in the foreign exchange rate between the U.S. dollar and Brazilian real.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer (or “CEO”) and chief financial officer (or “CFO”), evaluated the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15(e) under the Securities Exchange Act of 1934, as amended (or the “Exchange Act”), as of the end of the period covered by this Quarterly Report on Form 10-Q.  Based on this evaluation, our CEO and CFO concluded that, as of June 30, 2016, our disclosure controls and procedures are designed and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during our second fiscal quarter ended June 30, 2016 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have incurred significant losses in each year since our inception and believe that we will continue to incur losses and negative cash flow from operations into at least 2017. As of June 30, 2016, we had an accumulated deficit of $1,066.0 million and had cash, cash equivalents and short term investments of $2.5 million. We have significant outstanding debt and contractual obligations related to capital and operating leases, as well as purchase commitments of $1.4 million. As of June 30, 2016, our debt totaled $181.4 million, net of discount and issuance cost of $44.7 million, of which $80.0 million is classified as current. Our debt service obligations over the next twelve months are significant, including approximately $21.0 million of anticipated interest payments (excluding interest paid in kind by adding to outstanding principal) and may include potential early conversion payments of up to approximately $13.7 million (assuming all note holders convert) under our outstanding convertible promissory notes sold on October 20, 2015 pursuant to Rule 144A of the Securities Act (or the "2015 144A Notes"). Furthermore, our debt agreements contain various financial and operating covenants, including restrictions on business that could cause us to be at risk of defaults. We expect to incur additional costs and expenses related to the continued development and expansion of our business, including construction and operation of our manufacturing facilities, contract manufacturing, research and development operations, and operation of our pilot plants and demonstration facility. There can be no assurance that we will ever achieve or sustain profitability on a quarterly or annual basis.

Our unaudited condensed consolidated financial statements as of and for the six months ended June 30, 2016 have been prepared on the basis that we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. We have incurred significant losses since our inception and we expect that we will continue to incur losses as we aim to successfully execute our business plan and will be dependent on additional public or private financings, collaborations or licensing arrangements with strategic partners, or through additional credit lines or other debt financing sources to fund continuing operations. Based on our cash balances, recurring losses since inception and our existing capital resources to fund our planned operations for a twelve month period, there is substantial doubt about our ability to continue as a going concern. Our operating plan for 2016 contemplates a significant reduction in our net cash outflows resulting from (i) revenue growth from sales of existing and new products with positive gross margins, (ii) reduced production costs as a result of manufacturing and technical developments, (iii) increased cash inflows from collaborations, (iv) reduced operating expenses, (v) access to various financing commitments, and (vi) strategic asset divestments. In addition, as noted below, for our 2016 operating plan, we are dependent on funding from sources that are not subject to existing commitments. We will need to obtain additional funding from equity or debt financings, which may require us to agree to burdensome covenants, grant further security interests in our assets, enter into collaboration and licensing arrangements that require us to relinquish commercial rights, or grant licenses on terms that are not favorable. No assurance can be given at this time as to whether we will be able to achieve our expense reduction or fundraising objectives, regardless of the terms. If we are unable to raise additional financing, or if other expected sources of funding are delayed or not received, our ability to continue as a going concern would be jeopardized and we may be forced to delay, scale back or eliminate some of our general and administrative, research and development, or production activities or other operations and reduce investment in new product and commercial development efforts in an effort to provide sufficient funds to continue our operations. If any of these events occurs, our ability to achieve our development and commercialization goals would be adversely affected. In addition, if we are unable to continue as a going concern, we may be unable to meet our obligations under our existing debt facilities, which could result in an acceleration of our obligation to repay all amounts outstanding under those facilities, and we may be forced to liquidate our assets. In such a scenario, the values we receive for our assets in liquidation or dissolution could be significantly lower than the values reflected in our financial statements.

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

To commercialize our products, we must be successful in using our yeast strains to produce target molecules at commercial scale and at a commercially viable cost. If we cannot achieve commercially-viable production economics for enough products to support our business plan, including through establishing and maintaining sufficient production scale and volume, we will be unable to achieve a sustainable integrated renewable products business. Virtually all of our production capacity is through a purpose-built, large-scale production plant in Brotas, Brazil. This plant commenced operations in 2013, and scaling and running the plant has been, and continues to be, a time-consuming, costly, uncertain and expensive process. Given our limited experience commissioning and operating our own manufacturing facilities and our limited financial resources, we cannot be sure that we will be successful in achieving production economics that allow us to meet our plans for commercialization of various products we intend to offer. In addition, until recently we have only produced Biofene at the Brotas plant. Our attempts to scale production of new molecules at the plant are subject to uncertainty and risk. For example, even to the extent we successfully complete product development in our laboratories and pilot and demonstration facilities, and at contract manufacturing facilities, we may be unable to translate such success to large-scale, purpose-built plants. If this occurs, our ability to commercialize our technology will be adversely affected and we may be unable to produce and sell any significant volumes of our products. Also, with respect to products that we are able to bring to market, we may not be able to lower the cost of production, which would adversely affect our ability to sell such products profitably.

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

If we are unable to raise additional financing, or if other expected sources of funding are delayed or not received, our ability to continue as a going concern would be jeopardized and we would take the following actions to support our liquidity needs through the remainder of 2016 and into 2017:

•	Effect significant headcount reductions, particularly with respect to employees not connected to critical or contracted activities across all functions of the Company, including employees involved in general and administrative, research and development, and production activities.

•	Shift focus to existing products and customers with significantly reduced investment in new product and commercial development efforts.

•	Reduce production activity at our Brotas manufacturing facility to levels only sufficient to satisfy volumes required for product revenues forecast from existing products and customers.

•	Reduce expenditures for third party contractors, including consultants, professional advisors and other vendors.

•	Reduce or delay uncommitted capital expenditures, including non-essential facility and lab equipment, and information technology projects.

•	Closely monitor the Company's working capital position with customers and suppliers, as well as suspend operations at pilot plants and demonstration facilities.

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

Our revenues are comprised of product revenues and grants and collaborations revenues. We generate the substantial majority of our product revenues from sales to distributors or collaborators and only a small portion from direct sales. Our collaboration and distribution agreements do not include any specific purchase obligations. The sales volume of our products in any given period has been difficult to predict. A significant portion of our product sales is dependent upon the interest and ability of third party distributors to create demand for, and generate sales of, such products to end-users. For example, if such distributors are unsuccessful in creating pull-through demand for our products with their customers, such distributors may purchase less of our products from us than we expect. In addition, many of our new and novel products are intended to be a component of other companies’ products; therefore, sales of our products may be contingent on our collaborators’ and/or customers’ timely and successful development and commercialization of end-use products that incorporate our products. Furthermore, we have begun to market and sell some of our products directly to end-consumers, initially in the cosmetics and industrial cleaning markets. Because we have no prior experience in marketing and selling directly to consumers, it is difficult to predict how successful our efforts will be and we may not achieve the product sales we expect to achieve in the timeline we anticipate (if at all).

In addition, we have entered into research and development collaboration arrangements pursuant to which we receive payments from our collaborators. Some of such collaboration arrangements include advance payments in consideration for grants of exclusivity or research efforts to be performed by us. It has in the past been difficult for us to know with certainty when we will sign a new collaboration arrangement. As a result, achievement of our quarterly and annual goals, expressed in part via a non-GAAP financial measure that we refer to as cash revenue inflows consisting of GAAP product revenues plus cash payments from collaborations and grants, has been difficult to predict with certainty. Once a collaboration agreement has been signed, receipt of payments and/or recognition of related revenues may depend on our achievement of milestones. In addition, a portion of the revenue we report each quarter results from the recognition of deferred revenue from advance payments we have received from these collaborators during previous quarters. Since our business model depends in part on collaboration agreements with advance payments that we recognize over time, it may also be difficult for us to rapidly increase our revenues through additional collaborations in any period, as revenue from such new collaborations will often be recognized over multiple quarters or years.

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

As of June 30, 2016, our debt totaled $181.4 million, net of discount and issuance costs of $44.7 million, of which $80.0 million is classified as current. Our cash balance is substantially less than the principal amount of our outstanding debt, and we will be required to generate cash from operations or raise additional working capital through future financings or sales of assets to enable us to repay this indebtedness as it becomes due. There can be no assurance that we will be able to do so.

In addition, we have agreed to significant covenants in connection with our debt financing transactions. For example, our loan facility with Stegodon Corporation (or “Stegodon”), as assignee of Hercules Capital, Inc. requires us to maintain unrestricted, unencumbered cash in defined U.S. bank accounts in an amount equal to at least 50% of the principal amount outstanding under this facility. We have received a waiver from Stegodon of compliance with such covenant through October 31, 2016. We will also be required to pay an approximately 10% end of term charge under such facility. The Stegodon loan facility also includes customary events of default, including failure to pay amounts due, breaches of covenants and warranties, material adverse effect events, certain cross defaults and judgments, and insolvency. A failure to comply with the covenants and other provisions of our debt instruments, including any failure to make a payment when required would generally result in events of default under such instruments, which could permit acceleration of such indebtedness and could result in a material adverse effect events on us. If such indebtedness is accelerated, it would generally also constitute an event of default under our other outstanding indebtedness, permitting acceleration of such other outstanding indebtedness. Any required repayment of our indebtedness as a result of acceleration or otherwise would lower our current cash on hand such that we would not have those funds available for use in our business or for payment of other outstanding indebtedness.

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

In addition, the covenants in our debt agreements materially limit our ability to take certain actions, including our ability to incur indebtedness, pay dividends, make certain investments and other payments, undertake certain mergers and consolidations, and encumber and dispose of assets. For example, the purchase agreement for convertible notes that we sold in separate closings in October 2013 and January 2014, which we refer to as the Tranche Notes, requires us to obtain the consent of a majority of the purchasers of these notes before completing any change-of-control transaction, or purchasing assets in one transaction or a series of related transactions in an amount greater than $20.0 million, in each case while the Tranche Notes are outstanding. The holders of the Tranche Notes also have pro rata rights to invest in, and under which they could cancel up to the full amount of their outstanding Tranche Notes to pay for, equity securities that we issue in certain financings, which could delay or prevent us from completing such financings.

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

Several of our outstanding convertible debt instruments are accounted for under Accounting Standards Codification 815, Derivatives and Hedging (or “ASC 815”) as an embedded derivative. For instance, with respect to the 2015 144A Notes, if the holders elect convert their 2015 144A Notes, such converting holders will receive an early conversion payment equal to the present value of the remaining scheduled payments of interest that would have been made on the 2015 144A Notes being converted from the earlier of the date that is three years after the date we receive such notice of conversion and the maturity of the 2015 144A Notes. Our 6.50% Convertible Senior Notes due 2019 (or the “2014 144A Notes”) contain a similar early conversion payment feature, provided that the last reported sale price of our common stock for 20 or more trading days (whether or not consecutive) in a period of 30 consecutive trading days ending within five trading days immediately prior to the date we receive a notice of such election to convert exceeds the conversion price in effect on each such trading day. The early conversion payment features of the 2014 144A Notes and the 2015 144A Notes are accounted for under ASC 815 as embedded derivatives. ASC 815 requires companies to bifurcate conversion options from their host instruments and account for them as free standing derivative financial instruments according to certain criteria. The fair value of the derivative is remeasured to fair value at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value of the derivative being charged to earnings (loss). We have determined that we must bifurcate and account for the early conversion payment features of the 2014 144A Notes and the 2015 144A Notes, as well as certain other features of our other convertible debt instruments, as embedded derivatives in accordance with ASC 815. We have recorded these embedded derivative liabilities as non-current liabilities on our consolidated balance sheet with a corresponding debt discount at the date of issuance that is netted against the principal amount of the 2014 144A Notes, the 2015 144A Notes or other convertible debt instrument, as applicable. The derivative liabilities are remeasured to fair value at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value of the derivative liabilities being recorded in other income or loss. There is no current observable market for this type of derivative and, as such, we determine the fair value of the embedded derivatives using the binomial lattice model. The valuation model uses the stock price, conversion price, maturity date, risk-free interest rate, estimated stock volatility and estimated credit spread. Changes in the inputs for these valuation models may have a significant impact on the estimated fair value of the embedded derivative liabilities. For example, an increase in the Company's stock price results in an increase in the estimated fair value of the embedded derivative liabilities. The embedded derivative liabilities may have, on a GAAP basis, a substantial effect on our balance sheet from quarter to quarter and it is difficult to predict the effect on our future GAAP financial results, since valuation of these embedded derivative liabilities are based on factors largely outside of our control and may have a negative impact on our earnings and balance sheet.

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

Our jet fuels joint venture with Total limits our ability to independently develop and commercialize farnesene- and farnesane-based jet fuels.

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

Under the Jet Fuel Agreement, (a) we granted TAB exclusive (co-exclusive in Brazil), world-wide, royalty-free rights to produce and commercialize farnesene- or farnesane-based jet fuel, (b) we granted TAB the option, until March 1, 2018, to purchase our Brazil jet fuel business at a price based on the fair value of the commercial assets and on our investment in other related assets, (c) we granted TAB the right to purchase farnesene or farnesane for its jet fuel business from us on a “most-favored” pricing basis and (d) all rights to farnesene- or farnesane-based diesel fuel previously granted to TAB by us reverted back to us. As a result of Jet Fuel Agreement, we generally no longer have an independent right to make or sell farnesene- or farnesane-based jet fuels outside of Brazil without the approval of TAB.

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

Our diesel fuels license to Total limits our ability to independently develop and commercialize farnesene- and farnesane-based diesel fuels in the European Union.

Upon all farnesene- or farnesane-based diesel fuel rights reverting back to us pursuant to the Jet Fuel Agreement, we granted to Total, pursuant to a License Agreement regarding Diesel Fuel in the European Union, or the EU, dated March 21, 2016, between us and Total, (a) an exclusive, royalty-free license to offer for sale and sell farnesene- or farnesane-based diesel fuel in the EU, (b) the non-exclusive right to make farnesene or farnesane anywhere in the world, but Total must (i) use such farnesene or farnesane to produce only diesel fuel to offer for sale or sell in the EU and (ii) pay us a to-be-negotiated, commercially reasonable, “most-favored” basis royalty and (c) the right to purchase farnesene or farnesane for its EU diesel fuel business from us on a “most-favored” pricing basis. As a result of the License Agreement regarding Diesel Fuel in the European Union, we generally no longer have an independent right to sell farnesene- or farnesane-based diesel fuels in the EU without the approval of Total. If, for any reason, Total were not successful in selling farnesene- or farnesane-based diesel fuels in the EU and did not allow us to independently pursue selling farnesene- or farnesane-based diesel fuels there, this arrangement could impair our ability to develop and commercialize such diesel fuels in the EU, which could have a material adverse effect on our business and long term prospects.

We have limited control over our jet fuels joint venture with Total.

As part of the restructuring of TAB in March 2016 as described above, we sold a portion of our interest in TAB to Total, giving Total an aggregate ownership stake of 75% of TAB and us an aggregate ownership stake of 25% of TAB. As a result, we do not have the right or power to direct the management or policies of TAB, and Total may take action with TAB contrary to our instructions or requests and against our policies and objectives. If Total or TAB acts contrary to our interest, it could harm our brand, business, results of operations and financial condition. Furthermore, if we were to experience a change of control or fail to make any required capital contribution to TAB, Total has a right to buy out our interest in TAB at fair market value. If Total were to exercise these rights, we would, in effect, relinquish our economic rights to the intellectual property we have exclusively licensed to TAB, and our ability to seek future revenue from farnesene- or farnesane-based jet fuel outside of Brazil would be adversely affected (or completely prevented). This could significantly reduce the value of our product offerings and have a material adverse effect on our ability to grow our business in the future.

Our relationship with Ginkgo Bioworks, Inc. exposes us to financial and commercial risks.

In June 2016, we entered into an Initial Strategic Partnership Agreement with Ginkgo Bioworks, Inc. (or “Ginkgo”), pursuant to which we licensed certain intellectual property to Ginkgo in exchange for a license fee and royalty, and to pursue the negotiation and execution of a definitive partnership agreement setting forth the terms of a long-term commercial partnership and collaboration arrangement between us and Ginkgo. Under such partnership, the parties would collaborate to develop, manufacture and sell commercial products and would share in the value of such products. See Note 8, “Significant Agreements” and Note 18, “Subsequent Events” to our unaudited consolidated financial statements included in this report for additional information regarding our relationship with Ginkgo.

In connection with the execution of the Initial Strategic Partnership Agreement, Stegodon Corporation (or “Stegodon”), an affiliate of Ginkgo and the lender and administrative agent under our Senior Secured Loan Facility, agreed to waive compliance with the covenant in our Senior Secured Loan Facility requiring us to maintain unrestricted, unencumbered cash in defined U.S. bank accounts in an amount equal to at least 50% of the principal amount outstanding under the Senior Secured Loan Facility (or the “Minimum Cash Covenant”) and any required amortization payments under the Senior Secured Loan Facility through October 31, 2016. In addition, pursuant to the Initial Strategic Partnership Agreement, in connection with the execution of the definitive partnership agreement, Ginkgo would cause Stegodon Corporation to agree to amend the Senior Secured Loan Facility to (i) extend the maturity date of all outstanding loans under the Senior Secured Loan Facility to June 30, 2019, (ii) waive any required amortization payments under the Senior Secured Loan Facility until June 30, 2019 and (iii) waive all cash covenants under the Senior Secured Loan Facility (including the Minimum Cash Covenant) until June 30, 2019.

There can be no assurance that we and Ginkgo will reach final agreement regarding the definitive partnership agreement, that the terms of such agreement as finally negotiated will be favorable to us or the same as those contemplated in the Initial Strategic Partnership Agreement, and any failure to consummate the definitive partnership agreement on favorable terms or at all may have a material adverse effect on our business and operations. In addition, if the parties do not enter into the definitive partnership agreement, then unless we obtain further deferments or waivers, previously deferred amortization payments under our Senior Secured Loan Facility will become due on November 1, 2016 and the existing waiver of our compliance with the Minimum Cash Covenant will expire on November 1, 2016. If we are unable to make such amortization payments or are unable to comply with such covenant, our ability to continue with our business plans would be adversely affected. Even if we do enter into the definitive partnership agreement with Ginkgo, there can be no assurances that the partnership will be successful, and the partnership may prevent us from pursuing other business opportunities in the future.

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

We have experienced, and expect to continue to experience, expansion of our business as we continue to make efforts to develop and bring our products to market. We have grown from 18 employees at the end of 2005 to 400 at June 30, 2016. Our growth and diversified operations have placed, and may continue to place, significant demands on our management and our operational and financial infrastructure. In particular, continued growth could strain our ability to:

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

Our commercial success will depend substantially on our ability to obtain patents and maintain adequate legal protection for our technologies and product candidates in the United States and other countries. As of June 30, 2016, we had 441 issued United States and foreign patents and 353 pending United States and foreign patent applications that were owned by or licensed to us. We will be able to protect our proprietary rights from unauthorized use by third parties only to the extent that our proprietary technologies and future products are covered by valid and enforceable patents or are effectively maintained as trade secrets.

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

In general, under Section 382 of the Internal Revenue Code (or the “Code”), a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change net operating loss carryforwards (or “NOLs”), to offset future taxable income. If the Internal Revenue Service challenges our analysis that our existing NOLs are not subject to limitations arising from previous ownership changes, or if we undergo an ownership change, our ability to utilize NOLs could be limited by Section 382 of the Code. Future changes in our stock ownership, some of which are outside of our control, could result in an ownership change under Section 382 of the Code. Furthermore, our ability to utilize NOLs of companies that we may acquire in the future may be subject to limitations. For these reasons, we may not be able to utilize a material portion of the NOLs carryforward as of June 30, 2016, even if we attain profitability.

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

Risks Related to Ownership of Our Common Stock

Our stock price may be volatile.

The market price of our common stock has been, and we expect it to continue to be, subject to significant volatility, and it has declined significantly from our initial public offering price. As of June 30, 2016, the reported closing price for our common stock on The NASDAQ Stock Market was $0.45 per share. Market prices for securities of early stage companies have historically been particularly volatile. Such fluctuations could be in response to, among other things, the factors described in this “Risk Factors” section, or other factors, some of which are beyond our control, such as:

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

If our common stock is delisted from The NASDAQ Stock Market, our business, financial condition, results of operations and stock price could be adversely affected, and the liquidity of our stock and our ability to obtain financing could be impaired.

On June 14, 2016, we received a notice from The NASDAQ Stock Market LLC (or “NASDAQ”) notifying us that we are not in compliance with the requirement of NASDAQ Listing Rule 5450(a)(1) for continued listing on the NASDAQ Global Market as a result of the closing bid price of our common stock being below $1.00 per share for 30 consecutive business days. In accordance with NASDAQ Listing Rule 5810(c)(3)(A), we have 180 calendar days, or until December 12, 2016, to regain compliance with NASDAQ Listing Rule 5450(a)(1). To regain compliance, the closing bid price of our common stock must be at least $1.00 per share for a minimum of 10 consecutive business days. If we do not regain compliance during such period, we may be eligible for an additional compliance period of 180 calendar days, provided that we meet NASDAQ’s continued listing requirement for market value of publicly held shares and all other initial listing standards for the NASDAQ Capital Market, other than the minimum bid price requirement, and provide written notice to NASDAQ of our intention to cure the deficiency during the second compliance period. If we do not regain compliance during the initial compliance period and are not eligible for an additional compliance period, NASDAQ will provide notice that our common stock will be subject to delisting from the NASDAQ Stock Market. In that event, we may appeal such determination to a hearings panel. There can be no assurance that we will satisfy these conditions and that our common stock will remain listed on the NASDAQ Stock Market.

Any delisting of our common stock from The NASDAQ Stock Market could adversely affect our ability to attract new investors, decrease the liquidity of our outstanding shares of common stock, reduce our flexibility to raise additional capital, reduce the price at which our common stock trades, and increase the transaction costs inherent in trading such shares with overall negative effects for our stockholders. In addition, delisting of our common stock could deter broker-dealers from making a market in or otherwise seeking or generating interest in our common stock, and might deter certain institutions and persons from investing in our securities at all. Furthermore, the delisting of our common stock from The NASDAQ Stock Market would constitute a breach under certain of our financing agreements, including agreements governing our outstanding convertible indebtedness, which could result in an acceleration of such indebtedness. See Note 5, “Debt” for additional details. If such indebtedness is accelerated, it would generally also constitute an event of default under our other outstanding indebtedness, permitting acceleration of such other outstanding indebtedness as well. For these reasons and others, the delisting of our common stock from The NASDAQ Stock Market could adversely affect our business, financial condition and results of operations.

The concentration of our capital stock ownership with insiders will limit the ability to influence corporate matters and presents risks related to the operations of our significant stockholders.

As of July 31, 2016:

•	our executive officers and directors and their affiliates together held more than 11% of our outstanding common stock;

•	Temasek (who has a designee on our Board of Directors) held approximately 30% of our outstanding common stock; and

•	Total held approximately 27% of our outstanding common stock.

Furthermore, Total and Temasek each hold certain of our convertible promissory notes, which are convertible into approximately 17,082,543 and 2,670,370 shares of our common stock, respectively, as of July 31, 2016. Total and Temasek also hold certain warrants pursuant to which they may purchase shares of our common stock. This significant concentration of share ownership may adversely affect the trading price for our common stock because investors often perceive disadvantages in owning stock in companies with controlling stockholders. Also, these stockholders, acting together, will be able to control our management and affairs and matters requiring stockholder approval, including the election of directors and the approval of significant corporate transactions, such as mergers, consolidations or the sale of all or substantially all of our assets. Consequently, this concentration of ownership may have the effect of delaying or preventing a change of control, including a merger, consolidation or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control, even if that change of control would benefit our other stockholders.

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

These and other provisions in our restated certificate of incorporation and our restated bylaws that became effective upon the completion of our initial public offering under Delaware law and in our agreements with Total could discourage potential takeover attempts, reduce the price that investors might be willing to pay in the future for shares of our common stock and result in the market price of our common stock being lower than it would be without these provisions.

Conversion of our outstanding convertible promissory notes or the exercise of outstanding warrants to purchase our common stock will dilute the ownership interest of existing stockholders or may otherwise depress the market price of our common stock.

The conversion of some or all of our outstanding convertible promissory notes or the exercise of some or all of outstanding warrants to purchase our common stock will dilute the ownership interests of existing stockholders. In particular, the exercise of the warrants which have a $0.01 per share exercise price will dilute the economic ownership interest of our existing stockholders. In addition, any sales in the public market of the shares of our common stock issuable upon such conversion or exercise could adversely affect prevailing market prices of our common stock. Furthermore, the existence of our outstanding convertible promissory notes and warrants may encourage short selling by market participants because the anticipated conversion of such notes into, or exercise of such warrants for, shares of our common stock could depress the market price of our common stock.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On May 10, 2016, we issued and sold 4,385,964 shares of our common stock to the Bill & Melinda Gates Foundation at a purchase price per share equal to $1.14, for aggregate proceeds of approximately $5,000,000, as described in more detail above in Note 8, “Significant Agreements” to our unaudited consolidated financial statements included in this report.

On August 6, 2016, we issued a warrant to purchase 5,000,000 shares of our common stock, at an exercise price of $0.50 per share, to Ginkgo Bioworks, Inc. (“Ginkgo”) in exchange for the transfer of certain information technology from Ginkgo to the Company. The warrant is exercisable for a period of one year from the date of issuance. See Note 8, “Significant Agreements” and Note 18, “Subsequent Events” to our unaudited consolidated financial statements included in this report for additional details regarding our relationship with Ginkgo.

No underwriters or agents were involved in the issuance or sale of such securities. The securities were issued in private placements pursuant to the exemption from registration under Section 4(2) of the Securities Act and Regulation D promulgated under the Securities Act. Each purchaser acquired the applicable securities for investment purposes only and without intent to resell, was able to fend for itself in the relevant transaction, and is an accredited investor as defined in Rule 501 of Regulation D promulgated under Section 3(b) of the Securities Act, and appropriate restrictions were set out in the agreements relating to the respective issuances. Each purchaser had adequate access to information about us in connection with the relevant transaction. The securities may not be offered or sold in the United States absent registration under the Securities Act or an applicable exemption from registration requirements.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

The exhibits listed in the Exhibit Index included herein at page 109 (other than exhibits 32.01, 32.02 and 101) are filed as part of this Quarterly Report on Form 10-Q and such Exhibit Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 9, 2016	AMYRIS, INC.

/s/ JOHN G. MELO
John G. Melo
Director, President and Chief Executive Officer
(Principal Executive Officer)

Dated: August 9, 2016

/s/ RAFFI ASADORIAN
Raffi Asadorian
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit		Previously Filed				Filed
No.	Description	Form	File No.	Filing Date	Exhibit	Herewith
3.01	Restated Certificate of Incorporation	10-Q	001-34885	November 10, 2010	3.01
3.02	Certificate of Amendment, dated May 9, 2013, to Restated Certificate of Incorporation	S-8	333-188711	May 20, 2013	4.02
3.03	Certificate of Amendment, dated May 12, 2014, to Restated Certificate of Incorporation	10-Q	001-34887	August 8, 2014	3.02
3.04	Certificate of Amendment, dated September 18, 2015, to Restated Certificate of Incorporation	S-3/A	333-206331	November 4, 2015	3.03
3.05	Certificate of Amendment, dated May 18, 2016, to Restated Certificate of Incorporation					X
3.06	Restated Bylaws	10-Q	001-34885	November 10, 2010	3.02
4.01	Specimen of Common Stock Certificate	S-1	333-166135	July 6, 2010	4.01
4.02	Amended and Restated Investors’ Rights Agreement, dated June 21, 2010, among registrant and its security holders listed therein	S-1	333-166135	June 23, 2010	4.02
4.03	First Amendment, dated February 23, 2012, to Amended and Restated Investors' Rights Agreement among registrant and registrant's security holders listed therein	S-3	333-180005	March 9, 2012	4.06
4.04	Amendment No. 2, dated December 24, 2012, to Amended and Restated Investors' Rights Agreement among registrant and registrant's security holders listed therein	10-K	001-34885	March 28, 2013	4.04
4.05	Amendment No. 3, dated March 27, 2013, to Amended and Restated Investors' Rights Agreement among registrant and registrant's security holders listed therein	10-Q	001-34885	May 9, 2013	4.02
4.06	Amendment No. 4, dated October 16, 2013, to Amended and Restated Investors' Rights Agreement among registrant and registrant's security holders listed therein	10-K	001-34885	April 2, 2014	4.06
4.07	Amendment No. 5, dated December 24, 2013, to Amended and Restated Investors' Rights Agreement among registrant and registrant's security holders listed therein	10-K	001-34885	April 2, 2014	4.07
4.08	Amendment No. 6, dated July 26, 2015, to Amended and Restated Investors’ Rights Agreement among registrant and registrant’s security holders listed therein	S-3	333-206331	August 12, 2015	4.17
4.09	Warrant to Purchase Stock, dated December 23, 2011, issued to ATEL Ventures, Inc.	10-K	001-34885	February 28, 2012	4.07
4.10	Side Letter, dated June 21, 2010, between registrant and Total Gas & Power USA, SAS	S-1	333-166135	June 23, 2010	4.19
4.11	Agreement, dated February 23, 2012, among registrant, Maxwell (Mauritius) Pte Ltd, Naxyris SA, Biolding Investment SA and Sualk Capital Ltd.	10-Q	001-34885	May 9, 2012	4.02
4.12	Securities Purchase Agreement, dated February 24, 2012, among registrant and certain investment funds affiliated with Fidelity Investments Institutional Services Company, Inc. listed therein (each, a Fidelity Purchaser)	S-3	333-180005	March 9, 2012	4.02
4.13	Form of Unsecured Senior Convertible Promissory Note issued by registrant to the Fidelity Purchasers in the amounts set forth next to each Fidelity Purchaser's name on Schedule I of Exhibit 4.12 hereof	S-3	333-180005	March 9, 2012	4.03
4.14	Registration Rights Agreement, dated February 27, 2012, among registrant and the Fidelity Purchasers	S-3	333-180005	March 9, 2012	4.04
4.15[c]	Form of Common Stock Purchase Agreement among registrant and certain investors	10-Q	001-34885	August 8, 2012	4.01

4.16	Securities Purchase Agreement, dated July 30, 2012, between registrant and Total Gas & Power USA, SAS	10-Q	001-34885	November 9, 2012	4.01
4.17	Registration Rights Agreement, dated July 30, 2012, between registrant and Total Gas & Power USA, SAS	10-Q	001-34885	November 9, 2012	4.03
4.18	1.5% Senior Secured Convertible Note, dated July 29, 2015, issued by registrant to Total Energies Nouvelles Activités USA (f.k.a. Total Gas & Power USA, SAS) (RS-9)	10-Q	001-34885	November 9, 2015	4.21
4.19	1.5% Senior Convertible Note, dated March 21, 2016, issued by registrant to Total Energies Nouvelles Activités USA (RS-10)	10-Q	001-34885	May 10, 2016	4.19
4.20[a]	Securities Purchase Agreement, dated December 24, 2012, between registrant and certain investors listed therein	10-K	001-34885	March 28, 2013	4.16
4.21[a]	Follow-On Investment Agreement, dated December 24, 2012, between registrant and Biolding Investment SA	10-K	001-34885	March 28, 2013	4.17
4.22	Securities Purchase Agreement, dated March 27, 2013, between registrant and Biolding Investment SA	10-Q	001-34885	May 9, 2013	4.01
4.23	Securities Purchase Agreement (including Form of Tranche I Senior Convertible Note and Form of Tranche II Senior Convertible Note), dated August 8, 2013, between registrant, Maxwell (Mauritius) Pte Ltd and Total Energies Nouvelles Activités USA	10-Q	001-34885	November 5, 2013	4.01
4.24[a]	Amendment No. 1, dated October 16, 2013, to the Securities Purchase Agreement, dated August 8, 2013, between registrant and other parties named therein	10-K	001-34885	April 2, 2014	4.24
4.25	Tranche I Note Amendment and Amendment No. 2, dated December 24, 2013, to the Securities Purchase Agreement, dated August 8, 2013, between registrant and other parties named therein	10-K	001-34885	April 2, 2014	4.25
4.26ad	5% Tranche I Senior Convertible Note, dated October 16, 2013, issued to Total Energies Nouvelles Activités USA	10-Q	001-34885	May 9, 2014	4.04
4.27ae	10% Tranche II Senior Convertible Note, dated January 15, 2014, issued to Total Energies Nouvelles Activités USA	10-Q	001-34885	May 9, 2014	4.06
4.28	Voting Agreement, dated August 8, 2013, among registrant and registrant's security holders named therein	10-Q	001-34885	November 5, 2013	4.02
4.29	Letter Agreement, dated March 29, 2014, between registrant and Total Energies Nouvelles Activités USA	10-Q	001-34885	May 9, 2014	4.03
4.30[a]	Amended and Restated Letter Agreement re: Certain Registration Rights, dated May 8, 2014, between registrant and the purchasers listed therein	10-Q	001-34885	August 8, 2014	4.01
4.31	Indenture, dated May 29, 2014, between registrant and Wells Fargo Bank, National Association, as Trustee	8-K	001-34885	May 29, 2014	4.01
4.32	6.50% Convertible Senior Note due 2019, dated May 29, 2014, issued by registrant to Cede & Co.	10-Q	001-34885	August 8, 2014	4.02
4.33[f]	6.50% Convertible Senior Note due 2019, dated May 29, 2014, issued by registrant to Maxwell (Mauritius) Pte Ltd.	10-Q	001-34885	August 8, 2014	4.03
4.34	Registration Rights Agreement, dated February 24, 2015, between the registrant and Nomis Bay Ltd	8-K	001-34885	February 26, 2015	4.01
4.35[g]	Voting Agreement, dated July 24, 2015, between registrant and Foris Ventures, LLC	10-Q	001-34885	November 9, 2015	4.43
4.36	Securities Purchase Agreement, dated July 24, 2015, between registrant and the purchasers listed therein	10-Q	001-34885	November 9, 2015	4.44

4.37[h]	Warrant to Purchase Stock, issued on July 24, 2015, by registrant to Total Energies Nouvelles Activités USA	S-3	333-204102	August 12, 2015	4.21
4.38	Exchange Agreement, dated July 29, 2015, between registrant and the investors therein	10-Q	001-34885	November 9, 2015	4.46
4.39	Maturity Treatment Agreement, dated July 29, 2015, between registrant and the investors listed therein	10-Q	001-34885	November 9, 2015	4.47
4.40	Letter Agreement, dated as of July 29, 2015, among registrant and registrant’s security holders listed therein	S-3	333-204102	August 12, 2015	4.20
4.41	Warrant to Purchase Stock, issued July 29, 2015, by the registrant to Total Energies Nouvelles Activités USA	S-3	333-204102	August 12, 2015	4.23
4.42	Warrant to Purchase Stock, issued July 29, 2015, by the registrant to Maxwell (Mauritius) PTE Ltd	S-3	333-204102	August 12, 2015	4.26
4.43	Indenture, dated October 20, 2015, between registrant and Wells Fargo Bank, National Association, as Trustee	8-K	001-34885	October 20, 2015	4.01
4.44	9.50% Convertible Senior Note due 2019, dated October 20, 2015, issued by registrant to Cede & Co.	10-K	001-34885	March 30, 2016	4.56
4.45	Registration Rights Agreement, dated October 20, 2015, between the registrant and the registrant’s security holders listed therein	8-K	001-34885	October 20, 2015	4.02
4.46	Note and Warrant Purchase Agreement, dated February 12, 2016, between registrant and the purchasers listed therein	10-Q	001-34885	May 10, 2016	4.50
4.47[i]	Unsecured Promissory Note, dated February 12, 2016, between registrant and Foris Ventures, LLC	10-Q	001-34885	May 10, 2016	4.51
4.48[j]	Warrant to Purchase Stock, dated February 12, 2016, between registrant and Foris Ventures, LLC	10-Q	001-34885	May 10, 2016	4.52
4.49	Form of Convertible Note between registrant and a private investor	8-K	001-34885	May 10, 2016	4.1
4.50	Note Purchase Agreement, dated June 24, 2016, between registrant and Foris Ventures, LLC					X
4.51	Secured Promissory Note, dated June 24, 2016, issued by registrant to Foris Ventures, LLC					X
10.01	Securities Purchase Agreement, dated April 8, 2016, between registrant and the Bill & Melinda Gates Foundation					X
10.02	Charitable Purposes Letter Agreement, dated April 8, 2016, between registrant and the Bill & Melinda Gates Foundation					X
10.03	Form of Securities Purchase Agreement between registrant and a private investor	8-K	001-34885	May 10, 2016	10.1
10.04b	Initial Strategic Partnership Agreement, dated June 28, 2016, between registrant and Ginkgo Bioworks, Inc.					X
31.01	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(c) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.02	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(c) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.01k	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.02k	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101[l]	The following materials from registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Operations; (ii) the Consolidated Balance Sheets; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Convertible Preferred Stock, Redeemable Noncontrolling Interest and Equity (Deficit); (v) the Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements	X

a	Portions of this exhibit, which have been granted confidential treatment by the Securities and Exchange Commission, have been omitted.
b	Portions of this exhibit have been omitted pending a determination by the Securities and Exchange Commission as to whether these portions should be granted confidential treatment.
c	Substantially identical Common Stock Purchase Agreements, each dated May 18, 2012, were entered into with five separate investors. Registrant has filed the form of such Common Stock Purchase Agreements, which is substantially identical in all material respects to all of such Common Stock Purchase Agreements, except as to the parties thereto and the number of shares being purchased.
d	Registrant issued substantially identical 5% Tranche I Senior Convertible Notes (the "5% Notes") to Total Energies Nouvelles Activités USA (f.k.a. Total Gas & Power USA, SAS) (“Total”), FIAM Target Date Large Cap Stock Commingled Pool (formerly known as Fidelity Pyramis Lifecycle Large Cap Stock Commingled Pool. Fidelity Variable Insurance Products Fund Ill: Growth & Income Portfolio, Fidelity Hastings Street Trust: Fidelity Advisor Series Growth & Income Fund. Fidelity Securities Fund: Fidelity Growth & Income Portfolio Fidelity Hastings Street Trust: Fidelity Series Growth & Income Fund. Fidelity Commonwealth Trust: Fidelity Large Cap Stock Fund, and Maxwell (Mauritius) Pte Ltd on October 16. 2013. Registrant has filed the 5% Note issued to Total and has included with Exhibit 4.04 of registrant’s Form 10-Q filed on May 9, 2014 a schedule (Schedule A)) identifying each of the 5% Notes and setting forth the material detail in which the other 5% Notes differ from the filed 5% Note (i.e., the purchasers, the amounts of the 5% Notes, and the conversion price).
e	Registrant issued substantially identical 10% Tranche II Senior Convertible Notes (the "10% Notes") to Total, Wolverine Flagship Fund Trading Limited and Maxwell (Mauritius) Pte Ltd on January 15 2014. Registrant has filed the 10% Note issued to Total and has included with Exhibit 4.06 of registrant’s Form 10-Q filed on May 9, 2014 a schedule (Schedule A)) identifying each of the 10% Notes and setting forth the material details in which the other 10% Notes differ from the filed 10% Note (i.e., the purchasers and the amounts of the 10% Notes).
f	Registrant issued substantially identical 6.50% Senior Convertible Notes due 2019 (the “6.5% Notes”) to Maxwell (Mauritius) Pte Ltd. (“Temasek”), Total and Foris Ventures, LLC on May 29, 2014. Registrant has filed the 6.5% Note issued to Temasek, and has included with Exhibit 4.03 of registrant's Form 10-Q filed August 8, 2014 a schedule (Schedule A) identifying each of the 6.5% Notes and setting forth the material details in which the other 6.5% Notes differ from the filed 6.5% Note (i.e., the note number, the purchasers, and the amounts of the 6.5% Notes).
g	Substantially identical Voting Agreements, each dated July 31, 2015, were entered into with five separate investors. Registrant has filed the Voting Agreement entered into by registrant and Foris Ventures, LLC, which is substantially identical in all material respects to all of such Voting Agreements, except as to the parties thereto.
h	Registrant issued substantially identical warrants to the purchasers under that certain Securities Purchase Agreement entered into on July 24, 2015. Registrant has filed the warrant issued to Total Energies Nouvelles Activités USA and has included with Exhibit 4.03 of registrant’s Form 10-Q filed on August 8, 2015 a schedule (Schedule A) identifying each of the warrants and setting forth the material details in which the other warrants differ from the filed warrant (i.e., the purchasers, the certificate numbers, and the respective amounts of shares underlying the warrants).
i	Substantially identical Unsecured Promissory Notes (the “Notes”) were entered into with three separate investors. Registrant has filed the Note entered into by registrant and Foris Ventures, LLC. Registrant has included with Exhibit 4.50 of registrant’s Form 10-Q filed on May 10, 2016 a schedule (Schedule I) identifying each of the Notes and setting forth the material details in which the other Notes differ from that of the filed Note (i.e., the dates of issuance, the purchasers, and the principal and purchase price).
j	Substantially identical Warrants to Purchase Stock (the “Warrants”) were entered into with three separate investors. Registrant has filed the Warrant entered into by registrant and Foris Ventures, LLC. Registrant has included with Exhibit 4.50 of registrant’s Form 10-Q filed on May 10, 2016 a schedule (Schedule I) identifying each of the Warrants and setting forth the material details in which the other Warrants differ from that of the filed Warrant (i.e., the dates of issuance, the purchasers, and the amount of warrant shares and purchase price).
k	This certification shall not be deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that Section, nor shall it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.
l	Pursuant to applicable securities laws and regulations, registrant is deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and is not subject to liability under any anti-fraud provisions of the federal securities laws as long as registrant has made a good faith attempt to comply with the submission requirements and promptly amends the interactive data files after becoming aware that the interactive data files fails to comply with the submission requirements. These interactive data files shall not be deemed “filed” nor part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act, nor shall they be deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to liability under these sections.

