Form 10-Q
period 2016-09-30
AMYRIS, INC.
filed 2016-11-09
CIK 1365916

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2016
Common Stock, $0.0001 par value per share	263,016,079

AMYRIS, INC.

QUARTERLY REPORT ON FORM 10-Q

For the Quarterly Period Ended September 30, 2016

PART I

ITEM 1. FINANCIAL STATEMENTS

Amyris, Inc.

Condensed Consolidated Balance Sheets

(In Thousands, Except Shares and Per Share Amounts)

(Unaudited)

	September 30, 2016	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$582	$11,992
Restricted cash	279	216
Short-term investments	1,713	1,520
Accounts receivable, net of allowance of $23 and $479, respectively	5,707	4,004
Related party accounts receivable, net of allowance of $478 and $490, respectively	651	1,176
Inventories, net	7,899	10,886
Prepaid expenses and other current assets	4,286	4,583
Total current assets	21,117	34,377
Property, plant and equipment, net	63,093	59,797
Restricted cash	958	957
Equity and loans in affiliates	34	68
Other assets	13,657	10,357
Goodwill and intangible assets	560	560
Total assets	$99,419	$106,116
Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable	$13,756	$7,943
Deferred revenue	7,105	6,509
Accrued and other current liabilities	34,912	24,268
Capital lease obligation, current portion	942	523
Debt, current portion	48,559	36,281
Related party debt	26,457	—
Total current liabilities	131,731	75,524
Capital lease obligation, net of current portion	56	176
Long-term debt, net of current portion	63,615	72,854
Related party debt	37,000	42,839
Deferred rent, net of current portion	9,123	9,682
Deferred revenue, net of current portion	4,469	4,469
Derivative liabilities	6,711	51,439
Other liabilities	4,212	7,589
Total liabilities	256,917	264,572
Mezzanine Equity
Contingently redeemable common stock	5,000	—
Commitments and contingencies (Note 6)
Stockholders’ deficit:
Preferred stock - $0.0001 par value, 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock - $0.0001 par value, 500,000,000 and 400,000,000 shares authorized as of September 30, 2016 and December 31, 2015, respectively; 253,364,428 and 206,130,282 shares issued and outstanding as of September 30, 2016 and December 31, 2015, respectively	25	21
Additional paid-in capital	963,075	926,216
Accumulated other comprehensive loss	(39,801)	(47,198)
Accumulated deficit	(1,085,683)	(1,037,104)
Total Amyris, Inc. stockholders’ deficit	(162,384)	(158,065)
Noncontrolling interest	(114)	(391)
Total stockholders' deficit	(162,498)	(158,456)
Total liabilities, mezzanine equity and stockholders' deficit	$99,419	$106,116

See the accompanying notes to the unaudited condensed consolidated financial statements.

Amyris, Inc.

Condensed Consolidated Statements of Operations

(In Thousands, Except Shares and Per Share Amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues
Renewable product sales	$5,430	$4,226	$13,493	$9,661
Related party renewable product sales	1,390	2	1,390	2
Total product sales	6,820	4,228	14,883	9,663
Grants and collaborations revenue	19,724	4,363	30,071	14,643
Total revenues	26,544	8,591	44,954	24,306
Cost and operating expenses
Cost of products sold	14,876	8,455	33,945	26,057
Loss on purchase commitments and impairment of property, plant and equipment	—	7,259	—	7,259
Research and development	12,315	10,343	37,397	33,521
Sales, general and administrative	11,381	14,103	35,055	42,859
Total cost and operating expenses	38,572	40,160	106,397	109,696
Loss from operations	(12,028)	(31,569)	(61,443)	(85,390)
Other income (expense):
Interest income	68	61	207	205
Interest expense	(7,927)	(16,559)	(25,989)	(71,027)
Gain (loss) from change in fair value of derivative instruments	(786)	(21,690)	41,826	(10,268)
Loss upon extinguishment of debt	(217)	(5,984)	(866)	(5,984)
Other income (expense), net	1,334	(168)	(1,912)	(1,204)
Total other income (expense)	(7,528)	(44,340)	13,266	(88,278)
Loss before income taxes and loss from investments in affiliates	(19,556)	(75,909)	(48,177)	(173,668)
Provision for income taxes	(148)	(119)	(402)	(355)
Net loss before loss from investments in affiliates	(19,704)	(76,028)	(48,579)	(174,023)
Loss from investments in affiliates	—	(660)	—	(2,089)
Net loss	(19,704)	(76,688)	(48,579)	(176,112)
Net loss attributable to noncontrolling interest	—	24	—	78
Net loss attributable to Amyris, Inc. common stockholders	$(19,704)	$(76,664)	$(48,579)	$(176,034)
Net loss per share attributable to common stockholders:
Basic	$(0.08)	$(0.55)	$(0.21)	$(1.76)
Diluted	$(0.08)	$(0.55)	$(0.28)	$(1.76)
Weighted-average shares of common stock outstanding used in computing net loss per share of common stock:
Basic	249,190,339	140,374,297	226,772,159	100,103,007
Diluted	249,190,339	140,374,297	268,375,111	100,103,007

See the accompanying notes to the unaudited condensed consolidated financial statements.

Amyris, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(In Thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Comprehensive loss:
Net loss	$(19,704)	$(76,688)	$(48,579)	$(176,112)
Foreign currency translation adjustment, net of tax	(1,884)	(10,459)	7,397	(18,562)
Total comprehensive loss	(21,588)	(87,147)	(41,182)	(194,674)
Loss attributable to noncontrolling interest	—	24	—	78
Foreign currency translation adjustment attributable to noncontrolling interest	—	(145)	—	(393)
Comprehensive loss attributable to Amyris, Inc.	$(21,588)	$(87,268)	$(41,182)	$(194,989)

See the accompanying notes to the unaudited condensed consolidated financial statements.

Amyris, Inc.

Condensed Consolidated Statements of Stockholders’ Deficit and Mezzanine Equity

(In Thousands, Except Shares)

(Unaudited)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Deficit	Mezzanine Equity
December 31, 2015	206,130,282	$21	$926,216	$(1,037,104)	$(47,198)	$(391)	$(158,456)	$—
Issuance of common stock upon exercise of stock options, net of restricted stock	134	—	—	—	—	—	—	—
Issuance of common stock upon conversion of debt	10,430,815	1	9,471	—	—	—	9,472	—
Issuance of common stock for settlement of debt principal payments	30,935,344	3	13,506	—	—	—	13,509	—
Issuance of warrants with debt private placement and collaboration agreements	—	—	4,387	—	—	—	4,387	—
Shares issued from restricted stock settlement	1,255,066	—	(202)	—	—	—	(202)	—
Stock-based compensation	—	—	5,645	—	—	—	5,645	—
Contribution upon restructuring of Fuels JV	—	—	4,252	—	—	—	4,252	—
Issuance of contingently redeemable common stock	4,385,964	—	—	—	—	—	—	5,000
Shares issued upon ESPP purchase	226,823	—	123	—	—	—	123	—
Acquisition of noncontrolling interest	—	—	(323)	—	—	277	(46)	—
Foreign currency translation adjustment	—	—		—	7,397		7,397	—
Net loss	—	—	—	(48,579)	—	—	(48,579)	—
September 30, 2016	253,364,428	$25	$963,075	$(1,085,683)	$(39,801)	$(114)	$(162,498)	$5,000

See the accompanying notes to the unaudited condensed consolidated financial statements.

Amyris, Inc.

Condensed Consolidated Statements of Cash Flows

(In Thousands)

(Unaudited)

	Nine Months Ended September 30,
	2016	2015
Operating activities
Net loss	$(48,579)	$(176,112)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	8,561	9,931
(Gain)/loss on disposal of property, plant and equipment	(136)	121
Stock-based compensation	5,645	6,964
Amortization of debt discount and issuance costs	9,190	54,633
Loss upon extinguishment of debt	866	5,984
Loss on purchase commitments and impairment of property, plant and equipment	—	7,259
Change in fair value of derivative instruments	(41,826)	10,268
Loss on foreign currency exchange rates	1,662	—
Loss from investments in affiliates	—	2,089
Other non-cash expenses	416	414
Changes in assets and liabilities:
Accounts receivable	(1,883)	5,161
Related party accounts receivable	526	(10)
Inventories, net	3,868	3,306
Prepaid expenses and other assets	(1,334)	(3,218)
Accounts payable	4,306	7,302
Accrued and other liabilities	13,552	11,430
Deferred revenue	343	2,666
Deferred rent	(560)	(405)
Net cash used in operating activities	(45,383)	(52,217)
Investing activities
Purchase of short-term investments	(3,073)	(1,989)
Maturities of short-term investments	3,296	2,023
Change in restricted cash	—	238
Loan to affiliate	—	(1,231)
Purchases of property, plant and equipment, net of disposals	(719)	(2,345)
Net cash used in investing activities	(496)	(3,304)
Financing activities
Proceeds from exercise of common stock, net of repurchase	123	453
Employees' taxes paid upon vesting of restricted stock units	(202)	(313)
Proceeds from issuance of common stock in private placements, net of issuance costs	—	25,000
Proceeds from issuance of contingently redeemable equity	5,000	—
Principal payments on capital leases	(977)	(594)
Proceeds from debt issued, net of discounts and issuance costs	13,275	1,607
Proceeds from debt issued to related parties	25,000	10,850
Principal payments on debt	(7,442)	(11,249)
Net cash provided by financing activities	34,777	25,754
Effect of exchange rate changes on cash and cash equivalents	(308)	(1,377)
Net decrease in cash and cash equivalents	(11,410)	(31,144)
Cash and cash equivalents at beginning of period	11,992	42,047
Cash and cash equivalents at end of period	$582	$10,903

Amyris, Inc.

Condensed Consolidated Statements of Cash Flows—(Continued)

(In Thousands)

	Nine Months Ended September 30,
	2016	2015
Supplemental disclosures of cash flow information:
Cash paid for interest	$4,679	$5,859
Supplemental disclosures of non-cash investing and financing activities:
Acquisitions of property, plant and equipment under accounts payable, accrued liabilities and notes payable	$(1,485)	$(692)
Financing of equipment	$1,276	$613
Financing of insurance premium under notes payable	$(315)	$(236)
Interest capitalized to debt	$2,052	$6,354
Purchase of property, plant and equipment via deposit	$24	$(392)
Private placement issuance costs	$—	$(374)
Issuance of common stock upon conversion of debt	$9,471	$—
Issuance of common stock for settlement of debt principal payments	$13,506	$—
Cancellation of debt and accrued interest on disposal of interest in affiliate	$4,252	$—
Non-cash investment in joint venture	$600	$—

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

The Company has incurred significant operating losses since its inception and believes that it will continue to incur losses and negative cash flow from operations into at least 2017. As of September 30, 2016, the Company had negative working capital of $110.6 million, an accumulated deficit of $1,085.7 million, and cash, cash equivalents and short term investments of $2.3 million. The Company will need to raise cash from additional financings or strategic asset divestments as early as the fourth quarter of 2016 to support its liquidity needs. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. If the Company is unable to continue as a going concern, it may be unable to meet its obligations under its existing debt facilities, which could result in an acceleration of its obligation to repay all amounts outstanding under those facilities, and it may be forced to liquidate its assets.

As of September 30, 2016, the Company's debt, net of discount and issuance costs of $36.1 million, totaled $175.6 million, of which $75.0 million is classified as current. In addition to upcoming debt maturities, the Company's debt service obligations over the next twelve months are significant, including $16.2 million of anticipated cash interest payments. The Company's debt agreements contain various covenants, including certain restrictions on the Company's business that could cause the Company to be at risk of defaults, such as the requirement to maintain unrestricted, unencumbered cash in defined U.S. bank accounts in an amount equal to at least 50% of the principal amount outstanding under its loan facility with Stegodon Corporation (or “Stegodon”), as assignee of Hercules Capital, Inc. As discussed below, in connection with the execution by the Company and Ginkgo Bioworks, Inc., an affiliate of Stegodon, of certain commercial agreements (see Note 8, “Significant Agreements” for further details), on June 29, 2016, the Company received a waiver of compliance with such covenant through October 31, 2016 and on October 6, 2016, the Company and Stegodon entered into an amendment to the loan facility pursuant to which, among other things, Stegodon waived such covenant until the maturity date of the facility. A failure to comply with the covenants and other provisions of the Company’s debt instruments, including any failure to make a payment when required would generally result in events of default under such instruments, which could permit acceleration of such indebtedness. If such indebtedness is accelerated, it would generally also constitute an event of default under the Company’s other outstanding indebtedness, permitting acceleration of such other outstanding indebtedness. Any required repayment of such indebtedness as a result of acceleration or otherwise would consume current cash on hand such that the Company would not have those funds available for use in its business or for payment of other outstanding indebtedness. Please refer to Note 5, “Debt”, Note 6, “Commitments and Contingencies” and Note 18, “Subsequent Events” for further details regarding the Company's debt service obligations and commitments. The Company also has significant outstanding debt and contractual obligations related to capital and operating leases, as well as purchase commitments.

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

Recent Accounting Pronouncements

In October 2016, the Financial Accounting Standards Board (or “FASB”) issued ASU 2016-16, Intra-Entity Transfers of Assets Other Than Inventory on simplifying the accounting for income taxes related to intra-entity asset transfers. The new guidance allows an entity to recognize the tax expense from the sale of an asset in the seller’s tax jurisdiction when the transfers occurs, even though the pre-tax effects of that transaction are eliminated in consolidation. This guidance will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Early adoption is permitted only in the first quarter of 2017. The Company is evaluating the impact of adopting this new accounting standard update on the financial statements and related disclosures.

In August 2016, the FASB issued ASU 2016-15 Classification of Certain Cash Receipts and Cash Payments on the statement of cash flows. The new guidance clarifies classification of certain cash receipts and cash payments in the statement of cash flows. This guidance will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017 and interim periods within those fiscal years. Early adoption is permitted. The Company is evaluating the impact of adopting this new accounting standard update on the financial statements and related disclosures.

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

In May 2014, the FASB issued new guidance related to revenue recognition. In March, April and May 2016, the FASB issued additional amendments to the new revenue guidance relating to reporting revenue on a gross versus net basis, identifying performance obligations, licensing arrangements, collectability, noncash consideration, presentation of sales tax, and transition. This new standard will replace all current GAAP guidance on this topic and eliminate all industry-specific guidance. The new revenue recognition update guidance provides a unified model to determine how revenue is recognized. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The FASB has issued several updates to the standard which i) clarify the application of the principal versus agent guidance (ASU 2016-08); ii) clarify the guidance on inconsequential and perfunctory promises and licensing (ASU 2016-10) and iii) narrow-scope improvements and practical expedients (ASU 2016-12). On July 9, 2015, the FASB voted to defer the effective date by one year to December 15, 2017 for interim and annual reporting periods beginning after that date and permitted early adoption of the standard, but not before the original effective date of December 15, 2016. Entities have the option of using either a full retrospective or a modified retrospective approach to adopt the new standard. Therefore, the new standard will be effective commencing with our quarter ending March 31, 2018. The Company is currently assessing the potential impact of this new standard on its consolidated financial statements and has not selected the transition method.

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

There were no transfers between the levels, and as of September 30, 2016, the Company’s financial assets and financial liabilities at fair value were classified within the fair value hierarchy as follows (in thousands):

	Level 1	Level 2	Level 3	Balance as of September 30, 2016
Financial Assets
Money market funds	$59	$—	$—	$59
Certificates of deposit	1,713	—	—	1,713
Total financial assets	$1,772	$—	$—	$1,772
Financial Liabilities
Loans payable (1)	$—	$34,146	$—	$34,146
Credit facilities (1)	—	19,310	—	19,310
Convertible notes (1)	—	—	109,885	109,885
Compound embedded derivative liabilities	—	—	3,827	3,827
Currency interest rate swap derivative liability	—	3,471	—	3,471
Total financial liabilities	$—	$56,927	$113,712	$170,639

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

The following table provides a reconciliation of the beginning and ending balances for the convertible notes disclosed at fair value using significant unobservable inputs (Level 3) (in thousands):

2016
Balance at January 1	$96,291
Additions of convertible notes	13,000
Conversion/extinguishment of convertible notes	(21,579)
Change in fair value of convertible notes	22,173
Balance at September 30	$109,885

Derivative Instruments

The following table provides a reconciliation of the beginning and ending balances for the compound embedded derivative liabilities measured at fair value using significant unobservable inputs (Level 3) (in thousands):

2016
Balance at January 1	$46,430
Derecognition on conversion/extinguishment	(2,734)
Gain from change in fair value of derivative liabilities	(39,869)
Balance at September 30	$3,827

The compound embedded derivative liabilities represent the fair value of the equity conversion options and "make-whole" provisions, as well as the down round conversion price adjustment or conversion rate adjustment provisions of the R&D Notes, the Tranche I Notes, the Tranche II Notes, the 2014 144A Notes and the 2015 144A Notes (see Note 5, "Debt"). There is no current observable market for these types of derivatives and, as such, the Company determined the fair value of the embedded derivatives using a Monte Carlo simulation valuation model for the R&D Notes and the binomial lattice model for the Tranche I Notes, the Tranche II Notes, the 2014 144A Notes and the 2015 144A Notes (collectively, "the Convertible Notes"). A Monte Carlo simulation valuation model combines expected cash outflows with market-based assumptions regarding risk-adjusted yields, stock price volatility, probability of a change of control and the trading information of the Company's common stock into which the notes are or may be convertible. A binomial lattice model generates two probable outcomes - one up and another down - arising at each point in time, starting from the date of valuation until the maturity date. A lattice model was used to determine if the Convertible Notes would be converted, called or held at each decision point. Within the lattice model, the following assumptions are made: (i) the Convertible Notes will be converted early if the conversion value is greater than the holding value and (ii) the Convertible Notes will be called if the holding value is greater than both (a) redemption price and (b) the conversion value at the time. If the Convertible Notes are called, then the holder will maximize their value by finding the optimal decision between (1) redeeming at the redemption price and (2) converting the Convertible Notes. Using this lattice method, the Company valued the embedded derivatives using the "with-and-without method", where the fair value of the Convertible Notes including the embedded derivative is defined as the "with", and the fair value of the Convertible Notes excluding the embedded derivatives is defined as the "without". This method estimates the fair value of the embedded derivatives by looking at the difference in the values between the Convertible Notes with the embedded derivatives and the fair value of the Convertible Notes without the embedded derivatives. The lattice model uses the stock price, conversion price, maturity date, risk-free interest rate, estimated stock volatility and estimated credit spread. The Company marks the compound embedded derivatives to market due to the conversion price not being indexed to the Company's own stock. As of September 30, 2016 and December 31, 2015, included in "Derivative Liabilities" on the condensed consolidated balance sheet are the Company's compound embedded derivative liabilities of $3.8 million and $46.4 million, respectively.

The market-based assumptions and estimates used in valuing the compound embedded derivative liabilities include amounts in the following ranges/amounts:

	September 30, 2016			September 30, 2015
Risk-free interest rate	0.20%	-	0.84%	0.93%	-	1.07%
Risk-adjusted yields	17.30%	-	27.43%	24.40%	-	39.90%
Stock-price volatility		45%			45%
Probability of change in control		5%			5%
Stock price		$0.58			$2.01
Credit spread	16.49%	-	26.60%	28.81%	-	38.83%
Estimated conversion dates	2016	-	2019	2015	-	2019

Changes in valuation assumptions can have a significant impact on the valuation of the embedded derivative liabilities. For example, all other things being equal, a decrease/increase in the Company’s stock price, probability of change of control, credit spread, term to maturity/conversion or stock price volatility decreases/increases the valuation of the liabilities, whereas a decrease/increase in risk adjusted yields or risk-free interest rates increases/decreases the valuation of the liabilities. The conversion price of certain of the Convertible Notes also include conversion price adjustment features where, for example, issuances of common stock by the Company at prices lower than the conversion price result in a reset of the conversion price of such notes, which increases the value of the embedded derivative liabilities. See Note 5, "Debt" for further details of conversion price adjustment features.

In June 2012, the Company entered into a loan agreement with Banco Pine S.A. (or "Banco Pine") under which Banco Pine provided the Company with a loan (or the "Banco Pine Bridge Loan") (see Note 5, "Debt"). At the time of the Banco Pine Bridge Loan, the Company also entered into a currency interest rate swap arrangement with Banco Pine with respect to the repayment of R$22.0 million (approximately US$6.8 million based on the exchange rate as of September 30, 2016) of the Banco Pine Bridge Loan. The swap arrangement exchanges the principal and interest payments under the Banco Pine Bridge Loan for alternative principal and interest payments that are subject to adjustment based on fluctuations in the foreign exchange rate between the U.S. dollar and Brazilian real. The swap has a fixed interest rate of 3.94%. Changes in the fair value of the swap are recognized in “Gain (loss) from change in fair value of derivative instruments" in the condensed consolidated statements of operations are as follows (in thousands):

	Income Statement Classification	Three Months Ended September 30,		Nine Months Ended September 30,
Type of Derivative Contract		2016	2015	2016	2015
Currency interest rate swap	Gain (loss) from change in fair value of derivative instruments	$(145)	$(1,796)	$1,957	$(3,201)

Derivative instruments measured at fair value as of September 30, 2016 and December 31, 2015, and their classification on the condensed consolidated balance sheets are as follows (in thousands):

	September 30, 2016	December 31, 2015
Fair market value of compound embedded derivative liabilities	$3,827	$46,430
Fair value of swap obligations	3,471	5,009
Total derivative liabilities	$7,298	$51,439

4. Balance Sheet Components

Inventories, net

Inventories, net are stated at the lower of cost or market and comprise of the following (in thousands):

	September 30, 2016	December 31, 2015
Raw materials	$2,664	$2,204
Work-in-process	1,809	3,583
Finished goods	3,426	5,099
Inventories, net	$7,899	$10,886

Property, Plant and Equipment, net

Property, plant and equipment, net is comprised of the following (in thousands):

	September 30, 2016	December 31, 2015
Machinery and equipment	$85,538	$72,876
Leasehold improvements	38,791	38,519
Computers and software	9,545	9,117
Buildings	4,718	3,922
Furniture and office equipment	2,335	2,234
Vehicles	195	215
Construction in progress	6,430	5,736
	147,552	132,619
Less: accumulated depreciation and amortization	(84,459)	(72,822)
Property, plant and equipment, net	$63,093	$59,797

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

Property, plant and equipment, net includes $2.3 million and $2.7 million of machinery and equipment under capital leases as of September 30, 2016 and December 31, 2015, respectively. Accumulated amortization of assets under capital leases totaled $0.4 million and $0.5 million as of September 30, 2016 and December 31, 2015, respectively.

Depreciation and amortization expense, including amortization of assets under capital leases was $2.9 million and $3.1 million for the three months ended September 30, 2016 and 2015, respectively, and $8.6 million and $9.9 million for the nine months ended September 30, 2016 and 2015, respectively.

Other Assets (non-current)

Other assets are comprised of the following (in thousands):

	September 30, 2016	December 31, 2015
Recoverable taxes from Brazilian government entities	$11,955	$8,887
Deposits on property and equipment, including taxes	292	243
Other	1,410	1,227
Total other assets	$13,657	$10,357

Accrued and Other Current Liabilities

Accrued and other current liabilities are comprised of the following (in thousands):

	September 30, 2016	December 31, 2015
Withholding tax related to conversion of related party notes	$4,964	$4,723
Professional services	5,406	4,017
SMA relocation accrual	4,380	3,641
Accrued interest	8,283	1,984
Tax-related liabilities	2,325	2,505
Accrued vacation	1,932	2,023
Payroll and related expenses	4,268	3,122
Deferred rent, current portion	1,110	1,111
Contractual obligations to contract manufacturers	680	—
Fair value swap short-term	586	—
Other	978	1,142
Total accrued and other current liabilities	$34,912	$24,268

5. Debt and Mezzanine Equity

Debt and mezzanine equity are comprised of the following (in thousands):

	September 30, 2016	December 31, 2015

Senior secured loan facility	$28,438	$31,590
BNDES credit facility	1,471	1,956
FINEP credit facility	777	840
Total credit facilities	30,686	34,386
Convertible notes	68,533	61,233
Related party convertible notes	40,611	42,749
Related party loan payable	22,847	—
Loans payable	12,954	13,606
Total debt	175,631	151,974
Less: current portion	(75,016)	(36,281)
Long-term debt	$100,615	$115,693
Mezzanine equity(1)	5,000	—

 _____________

(1)	See Note 8, "Significant Agreements" for details regarding the Bill & Melinda Gates Foundation Investment, classified as mezzanine equity.

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

In June 2014, the Company and Hercules entered into a first amendment of the Senior Secured Loan Facility. Pursuant to the first amendment, the parties agreed to adjust the term loan maturity date from May 31, 2015 to February 1, 2017 and remove (i) a requirement for the Company to pay a forbearance fee of $10.0 million in the event certain covenants were not satisfied, (ii) a covenant that the Company maintain positive cash flow commencing with the fiscal quarter beginning October 1, 2014, (iii) a covenant that, beginning with the fiscal quarter beginning July 1, 2014, the Company and its subsidiaries achieve certain projected cash product revenues and projected cash product gross profits, and (iv) an obligation for the Company to file a registration statement on Form S-3 with the SEC by no later than June 30, 2014 and complete an equity financing of more than $50.0 million by no later than September 30, 2014. The Company further agreed to include a new covenant requiring the Company to maintain unrestricted, unencumbered cash in defined U.S. bank accounts in an amount equal to at least 50% of the principal amount then outstanding under the Senior Secured Loan Facility (or the “Minimum Cash Covenant”) and borrow an additional $5.0 million. The additional $5.0 million borrowing was completed in June 2014, and accrues interest at a rate per annum equal to the greater of (i) the prime rate reported in the Wall Street Journal plus 5.25% and (ii) 8.5%.

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

In November 2015, the Company and Hercules entered into a third amendment of the Senior Secured Loan Facility. Pursuant to the third amendment, the Company borrowed $10,960,000 (or the “Third Amendment Borrowed Amount”) from Hercules on November 30, 2015. As of December 1, 2015, after the funding of the Third Amendment Borrowed Amount (and including repayment of $9.1 million of principal that had occurred prior to the third amendment), the aggregate principal amount outstanding under the Senior Secured Loan Facility was approximately $31.7 million. The Third Amendment Borrowed Amount accrues interest at a rate per annum equal to the greater of (i) 9.5% and (ii) the prime rate reported in the Wall Street Journal plus 6.25%, and, like the previous loans under the Senior Secured Loan Facility, has a maturity date of February 1, 2017. Upon the earlier of the maturity date, prepayment in full or such obligations otherwise becoming due and payable, in addition to repaying the outstanding Third Amendment Borrowed Amount (and all other amounts owed under the Senior Secured Loan Facility, as amended), the Company is also required to pay an end-of-term charge of $767,200. Pursuant to the third amendment, the Company also paid Hercules fees of $1.0 million, $750,000 of which was owed in connection with the expired $15.0 million facility under the second amendment and $250,000 of which was related to the Third Amendment Borrowed Amount. Under the third amendment, the parties agreed that the Company would, commencing on December 1, 2015, be required to pay only the interest accruing on all outstanding loans under the Senior Secured Loan Facility until February 29, 2016. Commencing on March 1, 2016, the Company would have been required to begin repaying principal of all loans under the Senior Secured Loan Facility, in addition to the applicable interest. However, pursuant to the third amendment, the Company could, by achieving certain cash inflow targets in 2016, extend the interest-only period to December 1, 2016. Upon the issuance by the Company of $20.0 million of unsecured promissory notes and warrants in a private placement in February 2016 for aggregate cash proceeds of $20.0 million, the Company satisfied the conditions for extending the interest-only period to May 31, 2016. On June 1, 2016, the Company commenced the repayment of outstanding principal under the Senior Secured Loan Facility. In June 2016, the Company was notified by Hercules that it had transferred and assigned its rights and obligations under the Senior Secured Loan Facility to Stegodon Corporation (or “Stegodon”). On June 29, 2016, in connection with the execution by the Company and Ginkgo Bioworks, Inc., an affiliate of Stegodon, of an initial strategic partnership agreement, the Company received a deferment from Stegodon of all scheduled principal repayments under the Senior Secured Loan Facility, as well as a waiver of the Minimum Cash Covenant, through October 31, 2016. Refer to Note 8, “Significant Agreements” for additional details. On October 6, 2016, in connection with the execution by the Company and Ginkgo Bioworks, Inc. of a definitive collaboration agreement, the Company and Stegodon entered into a fourth amendment of the Senior Secured Loan Facility, pursuant to which the parties agreed to (i) subject to the Company extending the maturity of certain of its other outstanding indebtedness, extend the maturity date of the Senior Secured Loan Facility, (ii) make the Senior Secured Loan Facility interest-only until maturity, subject to the requirement that the Company apply certain monies received under the collaboration agreement between the Company and Ginkgo Bioworks, Inc. to repay the amounts outstanding under the Senior Secured Loan Facility, up to a maximum amount of $1 million per month and (iii) waive the Minimum Cash Covenant until the maturity date of the Senior Secured Loan Facility. Refer to Note 8, “Significant Agreements” and Note 18, “Subsequent Events” for additional details.

As of September 30, 2016, $28.4 million was outstanding under the Senior Secured Loan Facility, net of discount and issuance costs of $0.1 million. The Senior Secured Loan Facility is secured by liens on the Company's assets, including on certain Company intellectual property. The Senior Secured Loan Facility includes customary events of default, including failure to pay amounts due, breaches of covenants and warranties, material adverse effect events, certain cross defaults and judgments, and insolvency. If an event of default occurs, Stegodon may require immediate repayment of all amounts outstanding under the Senior Secured Loan Facility. The Company was in compliance with the covenants under the Senior Secured Loan Facility as of September 30, 2016.

BNDES Credit Facility

In December 2011, the Company entered into a credit facility with the Brazilian Development Bank (or “BNDES” and such credit facility, the “BNDES Credit Facility”) in the amount of R$22.4 million (approximately US$6.9 million based on the exchange rate as of September 30, 2016). This BNDES Credit Facility was extended as project financing for a production site in Brazil. The credit line was divided into an initial tranche of up to approximately R$19.1 million and an additional tranche of approximately R$3.3 million that would become available upon delivery of additional guarantees. The credit line was cancelled in 2013.

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

The BNDES Credit Facility is collateralized by a first priority security interest in certain of the Company's equipment and other tangible assets totaling R$24.9 million (approximately $7.7 million based on the exchange rate as of September 30, 2016). The Company is a parent guarantor for the payment of the outstanding balance under the BNDES Credit Facility. Additionally, the Company was required to provide a bank guarantee equal to 10% of the total approved amount (R$22.4 million in total debt) available under the BNDES Credit Facility. For advances of the second tranche (above R$19.1 million), the Company is required to provide additional bank guarantees equal to 90% of each such advance, plus additional Company guarantees equal to at least 130% of such advance. The BNDES Credit Facility contains customary events of default, including payment failures, failure to satisfy other obligations under this credit facility or related documents, defaults in respect of other indebtedness, bankruptcy, insolvency and inability to pay debts when due, material judgments, and changes in control of Amyris Brasil. If any event of default occurs, BNDES may terminate its commitments and declare immediately due all borrowings under the facility. As of September 30, 2016 and December 31, 2015, the Company had R$4.8 million (approximately US$1.5 million based on the exchange rate as of September 30, 2016) and R$7.6 million (approximately US$1.9 million based on the exchange rate as of December 31, 2015), respectively, in outstanding advances under the BNDES Credit Facility.

FINEP Credit Facility

In November 2010, the Company entered into a credit facility with Financiadora de Estudos e Projetos (or the “FINEP Credit Facility”). The FINEP Credit Facility was extended to partially fund expenses related to the Company’s research and development project on sugarcane-based biodiesel (or the “FINEP Project”) and provided for loans of up to an aggregate principal amount of R$6.4 million (approximately US$2.0 million based on the exchange rate as of September 30, 2016), which is secured by a chattel mortgage on certain equipment of Amyris Brasil as well as by bank letters of guarantee. All available credit under this facility is fully drawn.

Interest on loans drawn under the FINEP Credit Facility is fixed at 5% per annum. In case of default under or non-compliance with the terms of the agreement, the interest on loans will be dependent on the long-term interest rate as published by the Central Bank of Brazil (such rate, the “TJLP”). If the TJLP at the time of default is greater than 6%, then the interest will be 5% plus a TJLP adjustment factor, otherwise the interest will be 11% per annum. In addition, a fine of up to 10% shall apply to the amount of any obligation in default. Interest on late balances will be 1% per month, levied on the overdue amount. Payment of the outstanding loan balance is being made in 81 monthly installments, which commenced in July 2012 and extends through March 2019. Interest on loans drawn and other charges are paid on a monthly basis and commenced in March 2011. As of September 30, 2016 and December 31, 2015, the total outstanding loan balance under this credit facility was R$2.5 million (approximately US$0.8 million based on the exchange rate as of September 30, 2016) and R$3.4 million (approximately US$0.9 million based on exchange rate as of December 31, 2015), respectively.

Convertible Notes

Fidelity

In February 2012, the Company completed the sale of senior unsecured convertible promissory notes in an aggregate principal amount of $25.0 million pursuant to a securities purchase agreement, between the Company and certain investment funds affiliated with FMR LLC (or the "Fidelity Securities Purchase Agreement"). The offering consisted of the sale of 3% senior unsecured convertible promissory notes with a March 1, 2017 maturity date and an initial conversion price equal to $7.0682 per share of the Company's common stock, subject to proportional adjustment for adjustments to outstanding common stock and anti-dilution provisions in case of dividends and distributions (or the "Fidelity Notes"). In October 2015, the Company issued $57.6 million of convertible senior notes and used approximately $8.8 million of the proceeds therefrom to repurchase $9.7 million aggregate principal amount of outstanding Fidelity Notes. As of September 30, 2016, the Fidelity Notes were convertible into an aggregate of up to 2,165,898 shares of the Company's common stock. The holders of the Fidelity Notes have a right to require repayment of 101% of the principal amount of the Fidelity Notes in an acquisition of the Company, and the Fidelity Notes provide for payment of unpaid interest on conversion following such an acquisition if the note holders do not require such repayment. The Fidelity Securities Purchase Agreement and Fidelity Notes include covenants regarding payment of interest, maintaining the Company's listing status, limitations on debt, maintenance of corporate existence, and timely filing of SEC reports. The Fidelity Notes include standard events of default resulting in acceleration of indebtedness, including failure to pay, bankruptcy and insolvency, cross-defaults and breaches of the covenants in the Fidelity Securities Purchase Agreement and Fidelity Notes, with default interest rates and associated cure periods applicable to the covenant regarding SEC reporting. Furthermore, the Fidelity Notes include restrictions on the amount of debt the Company is permitted to incur. With exceptions for certain existing debt, refinancing of such debt and certain other exclusions and waivers, the Fidelity Notes provide that the Company's total outstanding debt at any time cannot exceed the greater of $200.0 million or 50% of its consolidated total assets and its secured debt cannot exceed the greater of $125.0 million or 30% of its consolidated total assets. In connection with the Company’s closing of a short-term bridge loan for $35.0 million in October 2013, holders of the Fidelity Notes waived compliance with the debt limitations outlined above as to the $35.0 million bridge loan (or the “Temasek Bridge Note”) and the August 2013 Financing (defined below). In consideration for such waiver, the Company granted to holders of the Fidelity Notes or their affiliates the right to purchase up to an aggregate of $7.6 million worth of convertible promissory notes in the first tranche of the August 2013 Financing.

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

2014 Rule 144A Convertible Note Offering

In May 2014, the Company entered into a Purchase Agreement with Morgan Stanley & Co. LLC, as the initial purchaser (or the “Initial Purchaser”), relating to the sale of $75.0 million aggregate in principal amount of its 6.50% Convertible Senior Notes due 2019 (or the "2014 144A Notes") to the Initial Purchaser in a private placement, and for initial resale by the Initial Purchaser to certain qualified institutional buyers (or the "2014 144A Convertible Note Offering"). In addition, the Company granted the Initial Purchaser an option to purchase up to an additional $15.0 million aggregate principal amount of 2014 144A Notes, which option expired unexercised according to its terms. Under the terms of the purchase agreement for the 2014 144A Notes, the Company agreed to customary indemnification of the Initial Purchaser against certain liabilities. The Notes were issued pursuant to an Indenture, dated as of May 29, 2014 (or the “2014 Indenture”), between the Company and Wells Fargo Bank, National Association, as trustee. The net proceeds from the offering of the 2014 144A Notes were approximately $72.0 million after payment of the Initial Purchaser’s discounts and offering expenses. In addition, in connection with obtaining a waiver from Total of its preexisting contractual right to exchange certain senior secured convertible notes previously issued by the Company for new notes issued in the 2014 144A Convertible Note Offering, the Company used approximately $9.7 million of the net proceeds to repay previously issued notes (representing the amount of 2014 144A Notes purchased by Total from the Initial Purchaser). Certain of the Company's affiliated entities purchased $24.7 million in aggregate principal amount of 2014 144A Notes from the Initial Purchaser (described further below under "Related Party Convertible Notes"). In October 2015, as discussed below, the Company issued $57.6 million of convertible senior notes and used approximately $18.3 million of the net proceeds therefrom to repurchase $22.9 million aggregate principal amount of outstanding 2014 144A Notes. The 2014 144A Notes bear interest at a rate of 6.50% per year, payable semiannually in arrears on May 15 and November 15 of each year, beginning November 15, 2014. The 2014 144A Notes mature on May 15, 2019, unless earlier converted or repurchased. The 2014 144A Notes are convertible into shares of the Company's common stock at any time prior to the close of business day on May 15, 2019, at the initial conversion rate of 267.037 shares of Common Stock per $1,000 principal amount of 2014 144A Notes (subject to adjustment in certain circumstances). This represents an effective conversion price of approximately $3.74 per share of common stock. For any conversion on or after May 15, 2015, in the event that the last reported sale price of the Company’s common stock for 20 or more trading days (whether or not consecutive) in a period of 30 consecutive trading days ending within five trading days immediately prior to the date the Company receives a notice of conversion exceeds the then-applicable conversion price per share on each such trading day, the holders, in addition to the shares deliverable upon conversion, noteholders will be entitled to receive a cash payment equal to the present value of the remaining scheduled payments of interest that would have been made on the 2014 144A Notes being converted from the conversion date to the earlier of the date that is three years after the date the Company receives such notice of conversion and maturity (May 15, 2019), which will be computed using a discount rate of 0.75%. In the event of a fundamental change, as defined in the 2014 Indenture, holders of the 2014 144A Notes may require the Company to purchase all or a portion of the 2014 144A Notes at a price equal to 100% of the principal amount of the 2014 144A Notes, plus any accrued and unpaid interest to, but excluding, the fundamental change repurchase date. In addition, holders of the 2014 144A Notes who convert their 2014 144A Notes in connection with a make-whole fundamental change will, under certain circumstances, be entitled to an increase in the conversion rate. Refer to the “Exchange” and “Maturity Treatment Agreement” sections of this Note 5, "Debt", for details of the impact of the Maturity Treatment and Exchange agreements on the 2014 144A Notes.

2015 Rule 144A Convertible Note Offering

In October 2015, the Company entered into a purchase agreement with certain qualified institutional buyers relating to the sale of $57.6 million aggregate principal amount of its 9.50% Convertible Senior Notes due 2019 (or the “2015 144A Notes”) to the purchasers in a private placement (or the “2015 144A Offering”). The Notes were issued pursuant to an Indenture, dated as of October 20, 2015 (or the “2015 Indenture”), between the Company and Wells Fargo Bank, National Association, as trustee. The net proceeds from the offering of the 2015 144A Notes were approximately $54.4 million after payment of the estimated offering expenses and placement agent fees. The Company used approximately $18.3 million of the net proceeds to repurchase $22.9 million aggregate principal amount of outstanding 2014 144A Notes and approximately $8.8 million to repurchase $9.7 million aggregate principal amount of outstanding Fidelity Notes, in each case held by purchasers of the 2015 144A Notes. The 2015 144A Notes bear interest at a rate of 9.50% per year, payable semiannually in arrears on April 15 and October 15 of each year, beginning April 15, 2016. Interest on the 2015 144A Notes is payable, at the Company’s option, entirely in cash or entirely in common stock. The Company elected to make the April 15, 2016 interest payment in shares of common stock and the October 15, 2016 interest payment in cash. The 2015 144A Notes will mature on April 15, 2019 unless earlier converted or repurchased.

The 2015 144A Notes are convertible into shares of the Company's common stock at any time prior to the close of business on April 15, 2019. The 2015 144A Notes had an initial conversion rate of 443.6557 shares of Common Stock per $1,000 principal amount of 2015 144A Notes (subject to adjustment in certain circumstances). This represented an initial effective conversion price of approximately $2.25 per share of common stock. Following the issuance by the Company of warrants to purchase common stock in a private placement transaction in February 2016 and the issuance by the Company of convertible notes in May and September 2016, as described below, the conversion rate of the 2015 144A Notes was 446.6719 shares of Common Stock per $1,000 principal amount of 2015 144A Notes as of September 30, 2016. Furthermore, following the issuance by the Company of additional convertible notes in October 2016, the conversion rate of the 2015 144A Notes is 446.8707 shares of Common Stock per $1,000 principal amount of 2015 144A Notes as of the date hereof. For any conversion on or after November 27, 2015, in addition to the shares deliverable upon conversion, noteholders will be entitled to receive a payment equal to the present value of the remaining scheduled payments of interest that would have been made on the 2015 144A Notes being converted from the conversion date to the earlier of the date that is three years after the date the Company receives such notice of conversion and maturity (April 15, 2019), which will be computed using a discount rate of 0.75%. The Company may make such payment (the “Early Conversion Payment”) either in cash or in common stock, at its election, provided that it may only make such payment in common stock if such common stock is not subject to restrictions on transfer under the Securities Act by persons other than the Company’s affiliates. If the Company elects to pay an Early Conversion Payment in common stock, then the stock will be valued at 92.5% of the simple average of the daily volume-weighted average price per share for the 10 trading days ending on and including the trading day immediately preceding the conversion date. Through September 30, 2016, the Company has elected to make each Early Conversion Payment in shares of common stock. In the event of a fundamental change, as defined in the 2015 Indenture, holders of the 2015 144A Notes may require the Company to purchase all or a portion of the 2015 144A Notes at a price equal to 100% of the principal amount of the 2015 144A Notes, plus any accrued and unpaid interest to, but excluding, the fundamental change repurchase date. In addition, holders of the 2015 144A Notes who convert their 2015 144A Notes in connection with a make-whole fundamental change will, under certain circumstances, be entitled to an increase in the conversion rate. The issuance of shares of common stock upon conversion of the 2015 144A Notes, upon the Company’s election to pay interest on the 2015 144A Notes in shares of common stock and upon the Company’s election to pay the Early Conversion Payment in shares of common stock in an aggregate amount in excess of 38,415,626 shares of the Company’s common stock was subject to stockholder approval, which was obtained on May 17, 2016. With exceptions for certain existing debt, refinancing of such debt and certain other exclusions and waivers, the 2015 144A Notes provide that, as long as the aggregate outstanding principal amount of the 2015 144A Notes exceeds $25.0 million, the Company's outstanding unsecured debt at any time cannot exceed $200.0 million and its secured debt cannot exceed the greater of $65.0 million or 30% of its consolidated total assets.

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

Pursuant to the May 2016 Purchase Agreement, the 2016 Convertible Notes were to be issued and sold in two separate closings. The initial closing occurred on May 10, 2016. At the initial closing, the Company issued and sold a 2016 Convertible Note in a principal amount of $10.0 million to the purchaser, resulting in net proceeds to the Company of approximately $9.9 million. The second closing was to occur on the first trading day following the completion of the first three installment periods under the 2016 Convertible Notes and the satisfaction or waiver of certain other closing conditions, including certain equity conditions, such as that no Triggering Event (as defined below) had occurred. At the second closing, the Company was to issue and sell a 2016 Convertible Note in a principal amount of $5.0 million to the purchaser, resulting in expected net proceeds to the Company of approximately $5.0 million. On September 2, 2016, in connection with the Company and the purchaser waiving certain conditions to the second closing under the May 2016 Purchase Agreement, the Company issued and sold an additional 2016 Convertible Note in the principal amount of $3.0 million to the purchaser, for proceeds to the Company of approximately $3.0 million, and granted the purchaser the option to purchase a further 2016 Convertible Note in the principal amount of $2.0 million (the “$2 Million Note”), representing the remaining 2016 Convertible Notes provided for in the May 2016 Purchase Agreement, on or before December 31, 2016. On October 13, 2016, the Company issued and sold the $2 Million Note to the purchaser for proceeds to the Company of $2.0 million. See Note 18, “Subsequent Events” for additional details regarding the issuance of the $2 Million Note.

The 2016 Convertible Notes are general unsecured obligations of the Company. Unless earlier converted or redeemed, the 2016 Convertible Notes will mature on the 18-month anniversary of their respective issuance, subject to the rights of the holders to extend the maturity date in certain circumstances.

The 2016 Convertible Notes will be payable in monthly installments, in either cash at 118% of such installment amount or, at the Company’s option, subject to the satisfaction of certain equity conditions, shares of common stock at a discount to the then-current market price, subject to a price floor. In addition, in the event that the Company elects to pay all or any portion of a monthly installment in common stock, the holders of the 2016 Convertible Notes shall have the right to require that the Company repay in common stock an additional amount of the 2016 Convertible Notes not to exceed 50% of the cumulative sum of the aggregate amounts by which the dollar-weighted trading volume of the Company’s common stock for all trading days during the applicable installment period exceeds $200,000. The Company elected to make the June, July, August and September 2016 installment payments on the 2016 Convertible Notes in shares of common stock.

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

In December 2013, in connection with the Company's entry into a Shareholders Agreement dated December 2, 2013 and License Agreement dated December 2, 2013 (or, collectively, the “JV Documents”) with Total and Total Amyris BioSolutions B.V. (or “TAB”) relating to the establishment of TAB (see Note 7, "Joint Ventures and Noncontrolling Interest"), the Company (i) exchanged the $69.0 million of the then-outstanding Unsecured R&D Notes issued pursuant to the Total Purchase Agreement for replacement 1.5% Senior Secured Convertible Notes due March 2017 (or the “Secured R&D Notes”, and together with the Unsecured R&D Notes, the “R&D Notes”), in principal amounts equal to the principal amount of each cancelled note and with substantially similar terms except that such replacement notes were secured, (ii) granted to Total a security interest in and lien on all Amyris’ rights, title and interest in and to Company’s shares in the capital of TAB and (iii) agreed that any securities to be purchased and sold at the third closing under the Total Purchase Agreement by Total would be Secured R&D Notes instead of Unsecured R&D Notes. As a consequence of executing the JV Documents and forming TAB, the security interest in all of the Company's intellectual property, granted by the Company in favor of Total, Temasek, and certain Fidelity Entities pursuant to the Restated Intellectual Property Security Agreement dated as of October 16, 2013, were automatically terminated effective as of December 2, 2013 upon Total’s and the Company’s joint written notice to Temasek and the Fidelity Entities.

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

In July 2014, the Company sold and issued a Secured R&D Note to Total with a principal amount of $10.85 million with a March 1, 2017 maturity date pursuant to the Total Purchase Agreement. This purchase and sale constituted the initial installment of the $21.7 million third closing described above. In accordance with the March 2014 Total Letter Agreement, this Secured R&D Note had an initial conversion price equal to $4.11 per share of the Company's common stock.

In January 2015, the Company sold and issued a Secured R&D Note to Total with a principal amount of $10.85 million with a March 1, 2017 maturity date pursuant to the Total Purchase Agreement. This purchase and sale constituted the final installment of the $21.7 million third closing described above. In accordance with the March 2014 Total Letter Agreement, this Secured R&D Note had an initial conversion price equal to $4.11 per share of the Company's common stock.

In July 2015, Total exchanged all but $5.0 million of R&D Notes then held by Total, such cancelled notes having an aggregate principal amount of $70 million, in exchange for approximately 30.4 million shares of the Company’s common stock in connection with the Exchange. Refer to the “Exchange” section of this Note 5, "Debt", for additional details of the impact of the Exchange on the R&D Notes.

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

As of September 30, 2016 and December 31, 2015, $3.7 million and $5.0 million, respectively, of R&D Notes were outstanding, net of debt discount of $0.0 million and $0.0 million, respectively. The R&D Notes have a maturity date of March 1, 2017, an initial conversion price equal to $3.08 per share for the Unsecured R&D Notes, subject to certain adjustments as described below. The R&D Notes bear interest of 1.5% per annum (with a default rate of 2.5%), accruing from the date of issuance and payable at maturity or on conversion or a change of control where Total exercises the right to require the Company to repay the notes, as described below.

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

August 2013 Financing Convertible Notes and Temasek Bridge Note

In connection with the August 2013 Financing, the Company entered into the August 2013 Share Purchase Agreement with Total and Temasek to sell up to $73.0 million in convertible promissory notes in private placements, with such notes to be sold and issued over a period of up to 24 months from the date of signing. The August 2013 SPA provided for the August 2013 Financing to be divided into two tranches (the first tranche for $42.6 million and the second tranche for $30.4 million), each with differing closing conditions. Of the total possible purchase price in the financing, $25.0 million was paid in the form of cash by Temasek ($25.0 million in the second tranche), $35.0 million was paid by the exchange and cancellation of the Temasek Bridge Note, as described below, and $13.0 million was paid by the exchange and cancellation of outstanding R&D Notes held by Total in connection with its exercise of pro rata rights ($7.6 million in the first tranche and $5.4 million in the second tranche). The August 2013 SPA included requirements that the Company meet certain production milestones before the second tranche would become available, obtain stockholder approval prior to completing any closing of the transaction, and issue a warrant to Temasek to purchase 1,000,000 shares of the Company's common stock at an exercise price of $0.01 per share, exercisable only if Total converts R&D Notes previously issued to Total in the second closing under the Total Purchase Agreement. In September 2013, prior to the initial closing of the August 2013 Financing, the Company's stockholders approved the issuance in the private placement of up to $110.0 million aggregate principal amount of senior convertible promissory notes, the issuance of a warrant to purchase 1,000,000 shares of the Company's common stock and the issuance of the common stock issuable upon conversion or exercise of such notes and warrant, which approval included the transactions contemplated by the August 2013 Financing.

In October 2013, the Company sold and issued a senior secured promissory note to Temasek (or the “Temasek Bridge Note”) in exchange for a bridge loan of $35.0 million. The Temasek Bridge Note was due on February 2, 2014 and accrued interest at a rate of 5.5% quarterly from the October 4, 2013 date of issuance. The Temasek Bridge Note was cancelled on October 16, 2013 as payment for Temasek’s purchase of Tranche I Notes in the first tranche of the August 2013 Financing, as further described below.

In October 2013, the Company amended the August 2013 SPA to include the investment by the Fidelity Entities in the first tranche of the August 2013 Financing of $7.6 million, and to proportionally increase the amount of first tranche notes acquired by exchange and cancellation of outstanding R&D Notes held by Total in connection with its exercise of pro rata rights up to $9.2 million in the first tranche. Also in October 2013, the Company completed the closing of the first tranche of the August 2013 Financing, issuing a total of $51.8 million in Tranche I Notes for cash proceeds of $7.6 million and cancellation of outstanding convertible promissory notes of $44.2 million, of which $35.0 million resulted from cancellation of the Temasek Bridge Note and the remaining $9.2 million from the exchange and cancellation of an outstanding R&D Note held by Total. As a result of the exchange and cancellation of the $35.0 million Temasek Bridge Note and the $9.2 million R&D Note held by Total for the Tranche I Notes, the Company recorded a loss from extinguishment of debt of $19.9 million. The Tranche I Notes are due sixty months from the date of issuance and were initially convertible into the Company’s common stock at a conversion price equal to $2.44, which represents a 15% discount to a trailing 60-day weighted-average closing price of the common stock on The NASDAQ Stock Market (or “NASDAQ”) through August 7, 2013, subject to certain adjustments, as described below. The Tranche I Notes are convertible at the option of the holder: (i) at any time after 18 months from the date of the August 2013 SPA, (ii) on a change of control of the Company and (iii) upon the occurrence of an event of default. Each Tranche I Note accrues interest from the date of issuance until the earlier of the date that such Tranche I Note is converted into the Company’s common stock or is repaid in full. Interest accrues at a rate of 5% per six months, compounded semiannually (with graduated interest rates of 6.5% applicable to the first 180 days and 8% applicable thereafter as the sole remedy should the Company fail to maintain NASDAQ listing status or at 6.5% for all other defaults). Interest for the first 30 months is payable in kind and added to the principal every six months and thereafter, the Company may continue to pay interest in kind by adding to the principal every six months or may elect to pay interest in cash. Through September 30, 2016, the Company has elected to pay interest on the Tranche I Notes in kind. The Tranche I Notes may be prepaid by the Company on the 30-month anniversary of the issuance date, and thereafter every six months at the date of payment of the semi-annual coupon.

In January 2014, the Company sold and issued, for face value, approximately $34.0 million of convertible promissory notes in the second tranche of the August 2013 Financing (or the “Tranche II Notes”). At the closing, Temasek purchased $25.0 million of the Tranche II Notes and funds affiliated with Wolverine Asset Management, LLC purchased $3.0 million of the Tranche II Notes, each for cash. Total purchased approximately $6.0 million of the Tranche II Notes through cancellation of the same amount of principal of previously outstanding R&D Notes held by Total. As a result of the exchange and cancellation of the $6.0 million R&D Note held by Total for the Tranche II Notes, the Company recorded a loss from extinguishment of debt of $9.4 million. The Tranche II Notes will be due sixty months from the date of issuance and were initially convertible into shares of common stock at a conversion price equal to $2.87 per share, which represents a trailing 60-day weighted-average closing price of the common stock on NASDAQ through August 7, 2013, subject to certain adjustments, as described below. Specifically, the Tranche II Notes are convertible at the option of the holder (i) at any time 12 months after issuance, (ii) on a change of control of the Company, and (iii) upon the occurrence of an event of default. Each Tranche II Note will accrue interest from the date of issuance until the earlier of the date that such Tranche II Note is converted into common stock or repaid in full. Interest will accrue at a rate per annum equal to 10%, compounded annually (with graduated interest rates of 13% applicable to the first 180 days and 16% applicable thereafter as the sole remedy should the Company fail to maintain NASDAQ listing status or at 12% for all other defaults). Interest for the first 36 months shall be payable in kind and added to principal every year following the issue date and thereafter, the Company may continue to pay interest in kind by adding to principal on every year anniversary of the issue date or may elect to pay interest in cash. Through September 30, 2016, the Company has elected to pay interest on the Tranche II Notes in kind.

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

In July 2015, Temasek exchanged all of the Tranche I and Tranche II Notes then held by Temasek, such notes having an aggregate principal amount of approximately $71.0 million, in exchange for approximately 30.86 million shares of the Company’s common stock in connection with the Exchange. Refer to the “Exchange” section of this Note 5, "Debt", for additional details of the impact of the Exchange on the R&D Notes.

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

As of September 30, 2016 and December 31, 2015, the related party convertible notes outstanding under the Tranche I Notes and Tranche II Notes were $21.7 million and $23.3 million, respectively, net of debt discount of $0.0 million and $0.0 million, respectively. Refer to the “Exchange” and “Maturity Treatment Agreement” sections of this Note 5, "Debt", for details of the impact of the Maturity Treatment and Exchange agreements on the Tranche I and II Notes.

2014 144A Notes Sold to Related Parties

As of September 30, 2016 and December 31, 2015, the related party convertible notes outstanding under the 2014 Rule 144A Convertible Note Offering were $15.3 million and $14.6 million, respectively, net of discount and issuance costs of $2.4 million and $1.6 million, respectively.

As of September 30, 2016 and December 31, 2015, the total related party convertible notes outstanding were $40.6 million and $42.8 million, respectively, net of discount and issuance costs of $2.6 million and $1.9 million, respectively.

Loans Payable

In July 2012, the Company entered into a Note of Bank Credit and a Fiduciary Conveyance of Movable Goods Agreement (together, the "July 2012 Bank Agreements") with each of Nossa Caixa Desenvolvimento (or “Nossa Caixa”) and Banco Pine S.A. (or “Banco Pine”). Under the July 2012 Bank Agreements, the Company pledged certain farnesene production assets as collateral for the loans of R$52.0 million. The Company's total acquisition cost for such pledged assets was approximately R$68.0 million (approximately US$20.9 million based on the exchange rate as of September 30, 2016). The Company is also a parent guarantor for the payment of the outstanding balance under these loan agreements. Under the July 2012 Bank Agreements, the Company could borrow an aggregate of R$52.0 million (approximately US$16.0 million based on the exchange rate as of September 30, 2016) as financing for capital expenditures relating to the Company's manufacturing facility located in Brotas, Brazil. Specifically, Banco Pine, agreed to lend R$22.0 million and Nossa Caixa agreed to lend R$30.0 million. The funds for the loans are provided by BNDES, but are guaranteed by the lenders. The loans have a final maturity date of July 15, 2022 and bear a fixed interest rate of 5.5% per year. The loans are also subject to early maturity and delinquency charges upon occurrence of certain events including interruption of manufacturing activities at the Company's manufacturing facility in Brotas, Brazil for more than 30 days, except during the sugarcane off-season. For the first two years that the loans are outstanding, the Company is required to pay interest only on a quarterly basis. Since August 15, 2014, the Company has been required to pay equal monthly installments of both principal and interest for the remainder of the term of the loans. As of September 30, 2016 and December 31, 2015, a principal amount of R$37.9 million (approximately US$11.7 million based on the exchange rate as of September 30, 2016) and R$43.0 million (approximately US$11.0 million based on the exchange rate as of December 30, 2015), respectively, was outstanding under these loan agreements.

In March 2014, the Company entered into an export financing agreement with Banco ABC Brasil S.A. (or “ABC”) for approximately $2.2 million to fund exports through March 2015. This loan is collateralized by future exports from the Company's subsidiary in Brazil. In April, 2015, we entered into an additional export financing agreement with ABC for approximately $1.6 million to fund exports through March 2016. This loan is collateralized by future exports from the Company's subsidiary in Brazil. As of September 30, 2016, the aggregate principal amount outstanding under the ABC financing agreements was zero ($1.6 million at December 31, 2015). The Company was also a parent guarantor for the payment of the outstanding balance under these loan agreements.

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

Under the Exchange Agreement, Total also received at the closing the following warrants, each with a five-year term:

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

In February and May 2016, as a result of the adjustments to the Tranche I and Tranche II Notes conversion prices discussed above under “Related Party Convertible Notes”, the Temasek Funding Warrant became exercisable for an additional 127,194 and 2,335,342 shares of common stock, respectively.

As of September 30, 2016, the Total Funding Warrant, the Temasek Exchange Warrant, and the 2013 Warrant had been fully exercised and Temasek had exercised the Temasek Funding Warrant with respect to 12,700,244 shares of common stock. Neither the Total R&D Warrant nor the Temasek R&D Warrant were exercisable as of September 30, 2016. Warrants to purchase 2,462,536 shares of common stock under the Temasek Funding Warrant were unexercised as of September 30, 2016.

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

February 2016 Private Placement

On February 12, 2016, the Company entered into a Note and Warrant Purchase Agreement (the “February 2016 Purchase Agreement”) with the purchasers named therein for the sale of $18.0 million in aggregate principal amount of unsecured promissory notes (or the “February 2016 Notes”) to the purchasers, as well as warrants to purchase 2,571,428 shares of the Company’s common stock at an exercise price of $0.01 per share, representing aggregate proceeds to the Company of $18 million (the “Initial Sale”). On February 15, 2016, an additional purchaser joined the Purchase Agreement and purchased $2.0 million in aggregate principal amount of the February 2016 Notes, as well as warrants to purchase 285,714 shares of the Company’s common stock at an exercise price of $0.01 per share, representing aggregate proceeds to the Company of $2 million (or the “Subsequent Sale” and together with the Initial Sale, the “February 2016 Private Placement”). The February 2016 Notes and the warrants were issued in a private placement pursuant to the exemption from registration under Section 4(2) of the Securities Act and Regulation D promulgated under the Securities Act. The purchasers are existing stockholders of the Company and affiliated with certain members of the Company’s Board of Directors: Foris Ventures, LLC (an entity affiliated with director John Doerr of Kleiner Perkins Caufield & Byers, a current stockholder), which purchased $16.0 million aggregate principal amount of the Notes and warrants to purchase 2,285,714 shares of the Company’s common stock; Naxyris S.A. (an investment vehicle owned by Naxos Capital Partners SCA Sicar; director Carole Piwnica is Director of NAXOS UK, which is affiliated with Naxos Capital Partners SCA Sicar), which purchased $2.0 million aggregate principal amount of the Notes and warrants to purchase 285,714 shares of the Company’s common stock; and Biolding Investment SA, a fund affiliated with director HH Sheikh Abdullah bin Khalifa Al Thani, which purchased $2.0 million aggregate principal amount of the Notes and warrants to purchase 285,714 shares of the Company’s common stock. The Initial Sale closed on February 12, 2016, and the Subsequent Sale closed on February 15, 2016.

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

The exercisability of the warrants issued in the February 2016 Private Placement, which each have a term of five years, was subject to stockholder approval, which was obtained on May 17, 2016. As of September 30, 2016, the carrying amount of the February 2016 Notes was $17.8 million.

June 2016 Private Placement

On June 24, 2016, the Company entered into a Note Purchase Agreement (or the “June 2016 Purchase Agreement”) with Foris Ventures, LLC for the sale of $5.0 million in aggregate principal amount of secured promissory notes (or the “June 2016 Notes”) to Foris Ventures, LLC in exchange for aggregate proceeds to the Company of $5.0 million (or the “June 2016 Private Placement”). The June 2016 Notes were issued in a private placement pursuant to the exemption from registration under Section 4(2) of the Securities Act of 1933, as amended and Regulation D promulgated under the Securities Act. The June 2016 Private Placement closed on June 24, 2016.

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

See Note 18, “Subsequent Events” for details regarding debt-related financing transactions completed subsequent to September 30, 2016.

Letters of Credit

In June 2012, the Company entered into a letter of credit agreement for $1.0 million under which it provided a letter of credit to the landlord of its headquarters in Emeryville, California, in order to cover the security deposit on the lease. This letter of credit is secured by a certificate of deposit. Accordingly, the Company has $1.0 million as restricted cash under this arrangement as of September 30, 2016 and December 31, 2015.

Future minimum payments under the debt agreements as of September 30, 2016 are as follows (in thousands):

Years ending December 31:	Related Party Convertible Debt	Convertible Debt	Loans Payable	Related Party Loans payable	Credit Facility	Total
2016 (remaining three months)	$312	$3,240	$1,770	$844	$33,234	$39,400
2017	4,837	23,562	2,870	26,257	1,551	59,077
2018	13,937	17,736	2,450	—	322	34,445
2019	26,080	79,937	2,342	—	78	108,437
2020	—	—	2,234	—	—	2,234
Thereafter	—	—	3,314	—	—	3,314
Total future minimum payments	45,166	124,475	14,980	27,101	35,185	246,907
Less: amount representing interest(1)	(4,555)	(55,942)	(2,026)	(4,254	(4,499)	(71,276)
Present value of minimum debt payments	40,611	68,533	12,954	22,847	30,686	175,631
Less: current portion present value of minimum debt payments	(3,611)	(15,357)	(3,275)	(22,847	(29,926)	(75,016)
Noncurrent portion of debt	$37,000	$53,176	$9,679	$—	$760	$100,615

______________

(1) Including debt discount of $33.0 million related to the embedded derivatives associated with the related party and non-related party debt which will be accreted to interest expense under the effective interest method over the term of the debt and debt issuance costs of $3.0 million.

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

6. Commitments and Contingencies

Lease Obligations

The Company leases certain facilities and finances certain equipment under operating and capital leases, respectively. Operating leases include leased facilities and capital leases include leased equipment (see Note 4, "Balance Sheet Components"). The Company recognizes rent expense on a straight-line basis over the non-cancellable lease term and records the difference between rent payments and the recognition of rent expense as a deferred rent liability. Where leases contain escalation clauses, rent abatements, and/or concessions, such as rent holidays and landlord or tenant incentives or allowances, the Company applies them as a straight-line rent expense over the lease term. The Company has non-cancellable operating lease agreements for office, research and development, and manufacturing space that expire at various dates, with the latest expiration in February 2031. Rent expense under operating leases was $1.3 million and $1.4 million for the three months ended September 30, 2016 and 2015, respectively, and was $4.0 million and $3.9 million for the nine months ended September 30, 2016 and 2015, respectively.

Future minimum payments under the Company's lease obligations as of September 30, 2016, are as follows (in thousands):

Years ending December 31:	Capital Leases	Operating Leases	Total Lease Obligations
2016 (remaining three months)	$471	$1,762	$2,233
2017	525	6,888	7,413
2018	28	6,890	6,918
2019	—	6,777	6,777
2020	—	7,008	7,008
Thereafter	—	18,210	18,210
Total future minimum lease payments	1,024	$47,535	$48,559
Less: amount representing interest	(26)
Present value of minimum lease payments	998
Less: current portion	(942)
Long-term portion	$56

Guarantor Arrangements

The Company has agreements whereby it indemnifies its officers and directors for certain events or occurrences while the officer or directors are serving in their official capacities. The indemnification period remains enforceable for the officer's or director’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a director and officer insurance policy that limits its exposure and enables the Company to recover a portion of any future payments. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal. Accordingly, the Company had no liabilities recorded for these agreements as of September 30, 2016 and December 31, 2015.

The Company entered into the FINEP Credit Facility to finance a research and development project on sugarcane-based biodiesel (see Note 5, "Debt"). The FINEP Credit Facility is guaranteed by a chattel mortgage on certain equipment of the Company. The Company's total acquisition cost for the equipment under this guarantee is approximately R$6.0 million (approximately US$1.8 million based on the exchange rate as of September 30, 2016).

The Company entered into the BNDES Credit Facility to finance a production site in Brazil (see Note 5, "Debt").The BNDES Credit Facility is collateralized by a first priority security interest in certain of the Company's equipment and other tangible assets with a total acquisition cost of R$24.9 million (approximately US$7.7 million based on the exchange rate as of September 30, 2016). The Company is a parent guarantor for the payment of the outstanding balance under the BNDES Credit Facility. Additionally, the Company is required to provide certain bank guarantees under the BNDES Credit Facility.

The Company entered into loan agreements and security agreements whereby the Company pledged certain farnesene production assets as collateral (the fiduciary conveyance of movable goods) with each of Nossa Caixa and Banco Pine (see Note 5, "Debt"). The Company's total acquisition cost for the farnesene production assets pledged as collateral under these agreements is approximately R$68.0 million (approximately US$20.9 million based on the exchange rate as of September 30, 2016). The Company is also a parent guarantor for the payment of the outstanding balance under these loan agreements.

The Company had an export financing agreement with Banco ABC Brasil S.A for approximately $2.2 million for a one year term to fund exports through March 2015. As of September 30, 2016, the loan was fully repaid. On April 8, 2015, the Company entered into another export financing agreement with the same bank for approximately $1.6 million for a one year term to fund exports through March 2016. The loan was fully repaid as of September 30, 2016. This loan is collateralized by future exports from Amyris Brasil. The Company is also a parent guarantor for the payment of the outstanding balance under these loan agreements.

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

The Senior Secured Loan Facility and the June 2016 Notes (see Note 5, "Debt") are collateralized by first and second priority liens, respectively, on the Company's assets, including certain Company intellectual property.

Purchase Obligations

As of September 30, 2016 and December 31, 2015, the Company had $1.1 million and $1.3 million, respectively, in purchase obligations which included $0.6 million and $0.5 million, respectively, of non-cancellable contractual obligations and construction commitments.

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

7. Joint Ventures and Noncontrolling Interests

Novvi LLC

In September 2011, the Company and Cosan US, Inc. (or “Cosan U.S.”) formed Novvi LLC (or “Novvi”), a U.S. entity that is jointly owned by the Company and Cosan U.S. In March 2013, the Company and Cosan U.S. entered into agreements to (i) expand their base oils joint venture to also include additives and lubricants and (ii) operate their joint venture exclusively through Novvi. Specifically, the parties entered into an Amended and Restated Operating Agreement for Novvi (or the “Operating Agreement”), which sets forth the governance procedures for Novvi and the parties' initial contribution. The Company also entered into an IP License Agreement with Novvi (as amended in March 2016, the “IP License Agreement”) under which the Company granted Novvi (i) an exclusive (subject to certain limited exceptions for the Company), worldwide, royalty-free license to develop, produce and commercialize base oils, additives, and lubricants derived from Biofene for use in automotive, commercial, and industrial lubricants markets, and (ii) a non-exclusive, royalty free license, subject to certain conditions, to manufacture Biofene solely for its own products. In addition, both the Company and Cosan U.S. granted Novvi certain rights of first refusal with respect to alternative base oil and additive technologies that may be acquired by the Company or Cosan U.S. during the term of the IP License Agreement. Under these agreements, through September 30, 2016 the Company and Cosan U.S. each owned 50% of Novvi and each party shared equally in any costs and any profits ultimately realized by the joint venture. Novvi is governed by a six member Board of Managers (or the “Board of Managers”). The Board of Managers appoints the officers of Novvi, who are responsible for carrying out the daily operating activities of Novvi as directed by the Board of Managers. The IP License Agreement has an initial term of 20 years from the date of the agreement, subject to standard early termination provisions such as uncured material breach or a party's insolvency. Under the terms of the Operating Agreement, Cosan U.S. was obligated to fund its initial 50% ownership share of Novvi in cash in the amount of $10.0 million and the Company was obligated to fund its initial 50% ownership share of Novvi through the granting of an IP License to develop, produce and commercialize base oils, additives, and lubricants derived from Biofene for use in the automotive, commercial and industrial lubricants markets, which Cosan U.S. and Amyris agreed was valued at $10.0 million. In March 2013, the Company measured its initial contribution of intellectual property to Novvi at the Company's carrying value of the licenses granted under the IP License Agreement, which was zero.

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

On July 19, 2016, American Refining Group, Inc. (or “ARG”) agreed to make a capital contribution of up to $10.0 million in cash to Novvi, subject to certain conditions, in exchange for a one third ownership stake in Novvi. In connection with such investment, the Company agreed to contribute all outstanding amounts owed by Novvi to the Company under the seven existing member senior loan agreements between the Company and Novvi, as well as certain existing receivables due from Novvi to the Company related to rent and other services performance by the Company, in exchange for receiving additional membership units in Novvi. Likewise, Cosan U.S. contributed an equal amount to Novvi as the Company in exchange for receiving an equal amount of additional membership interests in Novvi. Following the ARG investment, assuming it is made in full, and the capital contributions of the Company and Cosan U.S., each of Novvi’s three members (i.e., ARG, the Company and Cosan U.S.) will own one third of Novvi’s issued and outstanding membership units and will each be represented by two members of the Board of Managers. In order to reflect the ARG investment in Novvi and related transactions, the Amended and Restated Operating Agreement of Novvi was amended and restated on July 19, 2016. In addition, the IP License Agreement between Novvi and the Company was also amended on July 19, 2016. As of September 30, 2016, $4.0 million of ARG's capital contribution to Novvi had been funded.

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

The Company has identified Novvi as a VIE and determined that the power to direct activities, which most significantly impact the economic success of the joint venture (i.e., continuing research and development, marketing, sales, distribution and manufacturing of Novvi products), the Company and Cosan U.S. Accordingly, the Company is not the primary beneficiary and therefore accounts for its investment in Novvi under the equity method of accounting. The Company will continue to reassess its primary beneficiary analysis of Novvi if there are changes in events and circumstances impacting the power to direct activities that most significantly affect Novvi's economic success. Under the equity method, the Company's share of profits and losses and impairment charges on investments in affiliates are included in “Loss from investments in affiliates” in the condensed consolidated statements of operations. The carrying amount of the Company's equity investment in Novvi as of September 30, 2016 and December 31, 2015 was zero and the Company recognized zero and $0.7 million losses for the three months ended September 30, 2016 and 2015, respectively, and zero and $2.1 million for the nine months ended September 30, 2016 and 2015, respectively.

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

On March 21, 2016, the Company, Total and TAB closed the Restructuring and the TAB Share Purchase. See Note 5, “Debt” for further details of the impact of these transaction on the Company’s condensed consolidated financial statements.

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

As of September 30, 2016, the common equity of TAB was owned 25% by the Company and 75% by Total. TAB has a capitalization as of September 30, 2016 of €0.1 million (approximately US$0.1 million based on the exchange rate as of September 30, 2016). The Company has identified TAB as a VIE and determined that the Company is not the primary beneficiary and therefore accounts for its investment in TAB under the equity method of accounting. Under the equity method, the Company's share of profits and losses are included in “Loss from investment in affiliate” in the consolidated statements of operations.

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

The joint venture agreements required the Company to fund the construction costs of the new facility and SMSA would reimburse the Company up to R$61.8 million (approximately US$19.0 million based on the exchange rate as of September 30, 2016) of the construction costs after SMA commences production. After commercialization, the Company would market and distribute Amyris renewable products produced by SMA and SMSA would sell feedstock and provide certain other services to SMA. The cost of the feedstock to SMA would be a price that is based on the average return that SMSA could receive from the production of its current products, sugar and ethanol. The Company would be required to purchase the output of SMA for the first four years at a price that guarantees the return of SMSA’s investment plus a fixed interest rate. After this four year period, the price would be set to guarantee a break-even price to SMA plus an agreed upon return.

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

The Company completed a significant portion of the construction of the new facility in 2012. The Company suspended construction of the facility in 2013 in order to focus on completing and operating the Company's smaller production facility in Brotas, Brazil. In February 2014, the Company entered into an amendment to the joint venture agreement with SMSA which updated and documented certain preexisting business plan requirements related to the recommencement of construction at the joint venture operated plant and sets forth, among other things, (i) the extension of the deadline for the commencement of operations at the joint venture operated plant to no later than 18 months following the construction of the plant no later than March 31, 2017, and (ii) the extension of an option held by SMSA to build a second large-scale farnesene production facility to no later than December 31, 2018 with the commencement of operations at such second facility to occur no later than April 1, 2019. On July 1, 2015 SMSA filed a material fact document with CVM, the Brazilian securities regulator, that announced that certain contractual targets undertaken by the Company have not been achieved, which affects the feasibility of the project. Therefore, SMSA decided not to approve continuing construction of the plant for the joint venture with the Company and its Brazilian subsidiary Amyris Brasil. In July 2015, the Company announced that it was in discussions with SMSA regarding the continuation of the joint venture. In December 2015, the Company and SMSA entered into a Termination Agreement and a Share Purchase and Sale Agreement relating to the termination of the joint venture. Under the Termination Agreement, the parties agreed that the joint venture would be terminated effective upon the closing of a purchase by Amyris Brasil of SMSA’s shares of SMA. Under the Share Purchase and Sale Agreement, Amyris Brasil agreed to purchase, for R$50,000 (approximately US$15,426 based on the exchange rate as of September 30, 2016), 50,000 shares of SMA (representing all the outstanding shares of SMA held by SMSA), which purchase and sale was consummated on January 11, 2016. The Share Purchase and Sale Agreement also provided that the Company and Amyris Brasil would have 12 months following the closing of the share purchase to remove assets from SMSA’s site, and enter into an extension of the lease for such 12 month period for monthly rental payments of R$9,853 (approximately US$3,040 based on the exchange rate as of September 30, 2016). The Share Purchase and Sale Agreement also clarified that the Company and Amyris Brasil would not be required to demolish or remove the foundations of the plant at the SMSA site. On September 1, 2016, the parties entered into an addendum to the Share Purchase and Sale Agreement (and a corresponding amendment to the lease) which extended the deadline for the Company and Amyris Brasil to remove assets from SMSA’s site until December 31, 2017.

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

The table below reflects the carrying amount of the assets and liabilities of the consolidated VIE for which the Company is the primary beneficiary at September 30, 2016 (two at December 31, 2015). As of September 30, 2016 and December 31, 2015, the assets include $0.1 million and $5.2 million in property, plant and equipment, respectively, $0.4 million and $1.5 million in current assets, respectively, and zero and $0.3 million in other assets as of September 30, 2016 and December 31, 2015 include, respectively. As of September 30, 2016 and December 31, 2015, the liabilities include $0.2 million and $1.1 million, respectively, in accounts payable and accrued current liabilities, and $0.1 million and $0.1 million, respectively, in loan obligations by Glycotech to its shareholders that are non-recourse to the Company. The creditors of each consolidated VIE have recourse only to the assets of that VIE.

(In thousands)	September 30, 2016	December 31, 2015
Assets	$493	$6,993
Liabilities	$257	$1,221

The change in noncontrolling interest for the nine months ended September 30, 2016 and 2015, is summarized below (in thousands):

	2016	2015
Balance at January 1	$391	$611
Foreign currency translation adjustment	—	(393)
Income attributable to noncontrolling interest	—	78
Acquisition of noncontrolling interest	(277)	—
Balance at September 30	$114	$296

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

The F&F Collaboration Agreement provided for annual, up-front funding to the Company by the collaboration partner of $10.0 million for each of the first three years of the collaboration. Payments of $10.0 million were received by the Company in each of March 2013, 2014 and 2015. The F&F Collaboration Agreement contemplates additional funding by the collaboration partner of up to $5.0 million under four potential milestone payments, as well as additional funding by the collaboration partner on a discretionary basis. Through September 2016, the Company had achieved the third performance milestone under the F&F Collaboration Agreement and recognized collaboration revenues of $1.3 million under the F&F Collaboration Agreement for the three months ended September 30, 2016 and $5.5 million for the nine months ended September 30, 2016. The F&F Collaboration Agreement does not impose any specific research and development obligations on either party after year six, but provides that if the parties mutually agree to perform research and development activities after year six, the parties will fund such activities equally.

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

In September 2014, the Company entered into a supply agreement with the collaboration partner for a compound developed under the F&F Collaboration Agreement. The Company recognized $0.1 million and $1.3 million of revenues from product sales under this agreement for the three months ended September 30, 2016 and 2015, respectively and $4.7 million and $1.3 million for the nine months ended September 30, 2016 and 2015.

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

For this collaboration agreement, the Company recognized collaboration revenues of zero and zero for the three months ended September 30, 2016 and 2015, respectively, and $0.1 million and $1.9 million for the nine months ended September 30, 2016 and 2015, respectively. As of September 30, 2016 and 2015, $6.5 million and $6.3 million, respectively, of deferred revenues were recorded in the condensed consolidated balance sheet related to these agreements.

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

The Company recognized collaboration revenues of $0.4 million and $0.3 million for the three months ended September 30, 2016 and 2015, and $1.1 million and $1.2 million for the nine months ended September 30, 2016 and 2015, respectively, under this agreement.

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

The Company recognized collaboration revenues of $1.3 million and zero under this agreement for the three months ended September 30, 2016 and 2015, respectively, and $4.8 million and zero for the nine months ended September 30, 2016 and 2015, respectively.

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

The Company recognized collaboration revenues of $1.6 million under this agreement for the three months ended September 30, 2016.

Ginkgo Initial Strategic Partnership Agreement and Collaboration Agreement

In June 2016, the Company entered into an Initial Strategic Partnership Agreement (or the “Initial Ginkgo Agreement”) with Ginkgo Bioworks, Inc. (or “Ginkgo”), pursuant to which the Company licensed certain intellectual property to Ginkgo in exchange for a fee of $20.0 million, to be paid by Ginkgo to the Company in two installments, and a ten percent royalty. The first installment of $15.0 million was received on July 25, 2016. The second installment, in the amount of $5.0 million is to be received, based upon the satisfaction of certain conditions as set forth below, by March 31, 2017. The Company recognized $15 million of collaboration revenue under the Initial Ginkgo Agreement for the three months ended September 30, 2016. Furthermore, in connection with the Initial Ginkgo Agreement, on June 29, 2016, the Company received a deferment of all scheduled principal repayments under the Senior Secured Loan Facility, the lender and administrative agent under which is an affiliate of Ginkgo, as well as a waiver of the Minimum Cash Covenant, through October 31, 2016.

In addition, addition, pursuant to the Initial Ginkgo Agreement, the Company and Ginkgo agreed to pursue the negotiation and execution of a detailed definitive partnership and license agreement setting forth the terms of a commercial partnership and collaboration arrangement between the parties (or the “Collaboration”) and, in connection with the entry into the Initial Ginkgo Agreement, on June 29, 2016, the Company received a deferment of all scheduled principal repayments under the Senior Secured Loan Facility, as well as a waiver of the Minimum Cash Covenant, through October 31, 2016. Furthermore, pursuant to the Initial Ginkgo Agreement, in connection with the execution of the definitive agreement for the Collaboration, (i) the Company would issue to Ginkgo an option to purchase five million shares of common stock of the Company at an exercise price of $0.50, exercisable for one year from the date of issuance and (ii) the parties would effect an amendment of the Company’s Senior Secured Loan Facility to (x) extend the maturity date of all outstanding loans under the Senior Secured Loan Facility, (y) waive any required amortization payments under the Senior Secured Loan Facility until maturity and (z) eliminate the Minimum Cash Covenant under the Senior Secured Loan Facility.

On August 6, 2016, the Company issued to Ginkgo a warrant to purchase five million shares of the Company’s common stock at an exercise price of $0.50 per share, exercisable for one year from the date of issuance. The warrant was issued prior to the execution of the definitive agreement for the Collaboration in connection with the transfer of certain information technology from Ginkgo to the Company.

On September 30, 2016, the Company and Ginkgo entered into a Collaboration Agreement (or the “Ginkgo Collaboration Agreement”) setting forth the terms of the Collaboration, under which the parties will collaborate to develop, manufacture and sell commercial products and will share in the value created thereby. The Ginkgo Collaboration Agreement provides that, subject to certain exceptions, all third party contracts for the development of chemical small molecule compounds whose manufacture is enabled by the use of microbial strains and fermentation technologies that are entered into by the Company or Ginkgo during the term of the Ginkgo Collaboration Agreement will be subject to the Collaboration and the approval of the other party (not to be unreasonably withheld). Responsibility for the engineering and small-scale process development of the newly developed products will be allocated between the parties on a project-by-project basis, and the Company will be principally responsible for the commercial scale-up and production of such products, with each party generally bearing their own respective costs and expenses relating to the Collaboration, including capital expenditures. Notwithstanding the foregoing, subject to the Company sourcing funding and breaking ground on a new production facility by March 30, 2017, Ginkgo will pay the Company a fee of $5 million on or before March 31, 2017.

Under the Ginkgo Collaboration Agreement, subject to certain exceptions, including excluded or refused products and cost savings initiatives, the profit on the sale of products subject to the Ginkgo Collaboration Agreement as well as cost-sharing, milestone and “value-creation” payments associated with the development and production of such products will be shared equally between the parties. The parties also agreed to provide each other with a license and other rights to certain intellectual property necessary to support the development and manufacture of the products under the Collaboration, and also to provide each other with access to certain other intellectual property useful in connection with the activities to be undertaken under the Ginkgo Collaboration Agreement, subject to certain carve-outs.

The initial term of the Ginkgo Collaboration Agreement is three years, and will automatically renew for successive one-year terms unless either party provides written notice of termination not less than 90 days prior to the expiration of the then-current term, subject to the right of the parties to terminate the Ginkgo Collaboration Agreement by mutual agreement, in the event of a material breach by the other party, or in the event the other party undergoes a change of control. In addition, the Ginkgo Collaboration Agreement provides that the parties will evaluate the performance of the Collaboration as of the 18-month anniversary of the Ginkgo Collaboration Agreement, and if either party has been repeatedly unable to perform or meet its commitments under the Ginkgo Collaboration Agreement, the other party will have the right to terminate the Ginkgo Collaboration Agreement on 30 days written notice.

The Ginkgo Collaboration Agreement contains customary representations and warranties of the parties, as well as customary terms and provisions regarding, among other things, indemnification, dispute resolution, governing law and confidentiality.

See Note 18, “Subsequent Events” for additional details regarding the amendment to the Company’s Senior Secured Loan Facility entered into in connection with the execution of the Ginkgo Collaboration Agreement.

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

In connection with the entry into the Securities Purchase Agreement, on April 8, 2016, the Company and the Gates Foundation entered into a Charitable Purposes Letter Agreement, pursuant to which the Company agreed to expend an aggregate amount not less than the amount of the Gates Foundation Investment to develop a yeast strain that produces artemisinic acid and/or amorphadiene at a low cost and to supply such artemisinic acid and amorphadiene to companies qualified to convert artemisinic acid and amorphadiene to artemisinin for inclusion in artemisinin combination therapies used to treat malaria commencing in 2017. If the Company defaults in its obligation to use the proceeds from the Gates Foundation Investment as set forth above or defaults under certain other commitments in the Charitable Purposes Letter Agreement, the Gates Foundation will have the right to request that the Company redeem, or facilitate the purchase by a third party of, the Gates Foundation Investment shares then held by the Gates Foundation at a price per share equal to the greater of (i) the closing price of the Company’s common stock on the trading day prior to the redemption or purchase, as applicable, or (ii) an amount equal to $1.14 plus a compounded annual return of 10%. The funding received is classified as mezzanine equity.

2016 Convertible Note Offering

See Note 5, “Debt” for details regarding the 2016 Convertible Note Offering.

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

During the nine months ended September 30, 2016, the Company did not sell any shares of common stock under the ATM Sales Agreement. As of the date hereof, $50.0 million remained available for future sales under the ATM Sales Agreement.

9. Goodwill and Intangible Assets

The following table presents the components of the Company's intangible assets (in thousands):

		September 30, 2016			December 31, 2015
	Useful Life in Years	Gross Carrying Amount	Accumulated Amortization/ Impairment	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization/ Impairment	Net Carrying Value
In-process research and development	Indefinite	$8,560	$(8,560)	$—	$8,560	$(8,560)	$—
Acquired licenses and permits	2	772	(772)	—	772	(772)	—
Goodwill	Indefinite	560	—	560	560	—	560
		$9,892	$(9,332)	$560	$9,892	$(9,332)	$560

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

10. Stockholders’ Deficit

Unexercised Common Stock Warrants

As of September 30, 2016 and 2015, the Company had 14,663,411 and 50,699,368, respectively, of unexercised common stock warrants with exercise prices ranging from $0.01 to $10.67 per warrant and a weighted average remaining maturity of 5.9 years.

11. Stock-Based Compensation

The Company’s stock option activity and related information for the nine months ended September 30, 2016 was as follows:

	Number Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
				(in thousands)
Outstanding - December 31, 2015	12,930,112	$4.77	7.39	$22
Options granted	3,324,775	$0.58	—	—
Options exercised	(134)	$0.28	—	—
Options cancelled	(2,393,835)	$5.59	—	—
Outstanding - September 30, 2016	13,860,918	$3.62	7.27	$—
Vested and expected to vest after September 30, 2016	12,598,270	$3.86	7.08	$—
Exercisable at September 30, 2016	6,788,182	$5.84	5.47	$—

The aggregate intrinsic value of options exercised under all option plans was $0.0 million for each of the three months ended September 30, 2016 and 2015, and $0.0 million for each of the nine months ended September 30, 2016 and 2015, determined as of the date of option exercise.

The Company’s restricted stock units (or "RSUs") and restricted stock activity and related information for the nine months ended September 30, 2016 was as follows:

	RSUs	Weighted- Average Grant- Date Fair Value	Weighted Average Remaining Contractual Life (Years)
Outstanding - December 31, 2015	5,554,844	$2.03	1.61
Awarded	4,374,389	$0.60	—
Vested	(1,467,569)	$2.19	—
Forfeited	(987,109)	$1.49	—
Outstanding - September 30, 2016	7,474,555	$1.23	1.52
Expected to vest after September 30, 2016	5,898,952	$2.72	1.39

The following table summarizes information about stock options outstanding as of September 30, 2016:

			Options Outstanding			Options Exercisable
Exercise Price			Number of Options	Weighted- Average Remaining Contractual Life (Years)	Weighted-Average Exercise Price	Number of Options	Weighted-Average Exercise Price
$0.28	—	$0.57	372,754	9.71	$0.43	3,254	$0.28
$0.59	—	$0.59	2,574,375	9.62	$0.59	—	$—
$0.81	—	$1.73	2,063,938	8.94	$1.64	166,987	$1.61
$1.75	—	$1.96	1,546,638	8.48	$1.91	536,904	$1.90
$1.98	—	$2.81	1,393,357	6.43	$2.61	1,079,929	$2.66
$2.85	—	$3.44	1,369,225	6.49	$3.02	1,137,340	$3.01
$3.51	—	$3.51	1,577,760	7.33	$3.51	970,489	$3.51
$3.55	—	$4.31	1,761,134	3.86	$3.97	1,691,542	$3.98
$4.35	—	$26.84	1,141,737	3.94	$17.59	1,141,737	$17.59
$30.17	—	$30.17	60,000	4.45	$30.17	60,000	$30.17
$0.28	—	$30.17	13,860,918	7.27	$3.62	6,788,182	$5.84

Stock-Based Compensation Expense

Stock-based compensation expense related to options and restricted stock units granted to employees was allocated to research and development expense and sales, general and administrative expense as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Research and development	$481	$530	$1,457	$1,776
Sales, general and administrative	1,327	1,726	4,191	5,188
Total stock-based compensation expense	$1,808	$2,256	$5,648	$6,964

As of September 30, 2016, there was unrecognized compensation expense of $5.2 million and $6.0 million related to stock options and RSUs, respectively. The Company expects to recognize this expense over a weighted average period of 2.86 years and 2.72 years, respectively.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Expected dividend yield	—%	—%	—%	—%
Risk-free interest rate	1.2%	2%	1.32%	2%
Expected term (in years)	6.16	6.03	6.23	6.00
Expected volatility	76.7%	74%	73%	74%

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

12. Employee Benefit Plan

The Company established a 401(k) Plan to provide tax deferred salary deductions for all eligible employees. Participants may make voluntary contributions to the 401(k) Plan up to 90% of their eligible compensation, limited by certain Internal Revenue Service (or the "IRS") restrictions. Effective January 2014, the Company implemented a discretionary employer match plan whereby the Company will match employee contributions up to the IRS limit or 90% of compensation, with a minimum one year of service required for vesting. The total matching amount for each of the three months ended September 30, 2016 and 2015 was $0.1 million and $0.1 million, respectively, and $0.3 million and $0.4 million for the nine months ended September 30, 2016 and 2015, respectively.

13. Related Party Transactions

Related Party Financings

See Note 5, “Debt” for a description of the June 2016 Private Placement transaction with Foris Ventures, LLC, a related party of the Company, the February 2016 Private Placement transaction with Foris Ventures, LLC, Naxyris S.A. and Biolding SA, each a related party of the Company, and the March 2016 R&D Note transaction with Total. In addition, see Note 18, “Subsequent Events” for descriptions of additional related party financings subsequent to September 30, 2016.

As of September 30, 2016 and December 31, 2015, convertible notes and loans with related parties were outstanding in aggregate amount of $63.5 million and $43.0 million, respectively, net of debt discount and issuance costs of $2.6 million and $1.9 million, respectively.

The fair value of the derivative liability related to the related party convertible notes as of September 30, 2016 and December 31, 2015 was $1.9 million and $7.9 million, respectively. The Company recognized a loss from change in fair value of the derivative instruments of $0.6 million and $12.4 million for the three months ended September 30, 2016 and September 2015, respectively, and a gain from change in fair value of the derivative instruments of $7.7 million for the nine months ended September 30, 2016 and a loss from change in fair value of the derivative instruments of $0.7 million for the nine months ended September 30, 2015, respectively (see Note 3, "Fair Value of Financial Instruments" for further details).

Related Party Revenues

The Company recognized related party revenues from product sales to Total of zero and $2,000 for the three months ended September 30, 2016 and 2015, respectively, and zero and $2,000 for the nine months ended September 30, 2016 and 2015, respectively. Related party accounts receivable from Total as of September 30, 2016 and December 31, 2015, were $0.7 million and $1.2 million, respectively.

The Company recognized related party revenues from product sales to Novvi of $1.4 million and zero for the three months ended September 30, 2016 and 2015, respectively, and $1.4 million and zero for the nine months ended September 30, 2016 and 2015, respectively. Related party accounts receivable from Novvi as of September 30, 2016 and December 31, 2015, were $0.0 million and $0.5 million, respectively.

Loans to Related Parties

See Note 7, "Joint Ventures and Noncontrolling Interest" for details of the Company's transactions with its affiliate, Novvi LLC.

Joint Venture with Total

In November 2013, the Company and Total formed TAB as discussed above under Note 7, "Joint Ventures and Noncontrolling Interest."

Pilot Plant Agreements

In May 2014, the Company received the final consents necessary for a Pilot Plant Services Agreement (or the “Pilot Plant Services Agreement”) and a Sublease Agreement (or the “Sublease Agreement”), each dated as of April 4, 2014 (collectively the “Pilot Plant Agreements”), between the Company and Total. The Pilot Plant Agreements generally have a term of five years. Under the terms of the Pilot Plant Services Agreement, the Company agreed to provide certain fermentation and downstream separations scale-up services and training to Total in exchange for an aggregate annual fee payable by Total for all services in the amount of up to approximately $0.9 million per annum. In July 2015, Total and the Company entered into Amendment #1 to the Pilot Plant Services Agreement (or the "Pilot Plant Agreement Amendment"), whereby the Company agreed to waive a portion of these fees, up to approximately $2.0 million, over the term of the Pilot Plant Services Agreement in connection with the restructuring of TAB discussed above in Note 7, "Joint Ventures and Non-controlling Interest." Under the Sublease Agreement, the Company receives an annual base rent payable by Total of approximately $0.1 million per annum.

As of September 30, 2016, the Company had received $1.7 million in cash under the Pilot Plant Agreements from Total. In connection with these arrangements, sublease payments and service fees of $0.1 million and $0.3 million for the three months ended September 30, 2016 and 2015, respectively, and $0.3 million and $0.8 million for the nine months ended September 30, 2016 and 2015, respectively, were offset against costs and operating expenses.

14. Income Taxes

The Company recorded a provision for income taxes of $0.1 million for each of the three months ended September 30, 2016 and 2015, and $0.4 million for each of the nine months ended September 30, 2016 and 2015. The provision for income taxes for the nine months ended September 30, 2016 and 2015 consisted of an accrual of Brazilian withholding tax on interest on inter-company loans. Other than the above mentioned provision for income tax, no additional provision for income taxes has been made, net of the valuation allowance, due to cumulative losses since the commencement of the Company's operations.

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

Revenues by geography are based on the location of the customer. The following tables set forth revenue and long-lived assets by geographic area (in thousands):

Revenues

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Europe	$1,899	$459	$10,527	$2,138
United States	20,461	6,177	27,869	15,550
Asia	4,126	991	6,039	2,769
Brazil	46	964	467	3,850
Other	12	—	52	—
Total	$26,544	$8,591	$44,954	$24,307

Long-Lived Assets (Property, Plant and Equipment)

	September 30, 2016	December 31, 2015
Brazil	$47,348	$41,093
United States	15,489	18,401
Europe	256	303
Total	$63,093	$59,797

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

The components of accumulated other comprehensive loss are as follows (in thousands):

	September 30, 2016	December 31, 2015
Foreign currency translation adjustment, net of tax	$(39,801)	$(47,198)
Total accumulated other comprehensive loss	$(39,801)	$(47,198)

17. Net Loss Attributable to Common Stockholders and Net Loss per Share

The Company computes net loss per share in accordance with ASC 260, “Earnings per Share.” Basic net loss per share of common stock is computed by dividing the Company’s net loss attributable to Amyris, Inc. common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share of common stock is computed by giving effect to all potentially dilutive securities, including stock options, restricted stock units, common stock warrants and convertible promissory notes using the treasury stock method or the as converted method, as applicable. For all periods presented below, other than the nine months ended September 30, 2016, basic net loss per share was the same as diluted net loss per share because the inclusion of all potentially dilutive securities outstanding was anti-dilutive. As such, the numerator and the denominator used in computing both basic and diluted net loss was the same for those periods.

The following table presents the calculation of basic and diluted net loss per share of common stock attributable to Amyris, Inc. common stockholders (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Numerator:
Net loss attributable to Amyris, Inc. common stockholders	$(19,704)	$(76,664)	$(48,579)	$(176,034)
Interest on convertible debt	—	—	5,093	—
Accretion of debt discount	—	—	5,304	—
Gain from change in fair value of derivative instruments	—	—	(37,593)	—
Net loss attributable to Amyris, Inc. common stockholders after assumed conversion	$(19,704)	$(76,664)	$(75,775)	$(176,034)

Denominator:
Weighted average shares of common stock outstanding for basic EPS	249,190,339	140,374,297	226,772,159	100,103,007
Basic loss per share	$(0.08)	$(0.55)	$(0.21)	$(1.76)

Weighted average shares of common stock outstanding	249,190,339	140,374,297	226,772,159	100,103,007
Effect of dilutive securities:
Convertible promissory notes	—	—	41,602,952	—
Weighted common stock equivalents	—	—	41,602,952	—

Diluted weighted-average common shares	249,190,339	140,374,297	268,375,111	100,103,007
Diluted loss per share	$(0.08)	$(0.55)	$(0.28)	$(1.76)

The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share of common stock because including them would have been anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Period-end stock options to purchase common stock	13,860,918	11,307,679	13,860,918	11,307,679
Convertible promissory notes(1)	66,474,148	43,451,433	23,760,389	43,451,433
Period-end common stock warrants	14,663,411	2,901,926	14,663,411	2,901,926
Period-end restricted stock units	7,474,555	3,558,243	7,474,555	3,558,243
Total	102,473,032	61,219,281	59,759,273	61,219,281

______________

(1)	The potentially dilutive effect of convertible promissory notes was computed based on conversion ratios in effect as of the respective period end dates. A portion of the convertible promissory notes issued carries a provision for a reduction in conversion price under certain circumstances, which could potentially increase the dilutive shares outstanding. Another portion of the convertible promissory notes issued carries a provision for an increase in the conversion rate under certain circumstances, which could also potentially increase the dilutive shares outstanding.

18. Subsequent Events

Senior Secured Loan Facility Amendment

On October 6, 2016, in connection with the entry into the Ginkgo Collaboration Agreement, the Company, certain of its subsidiaries and Stegodon, an affiliate of Ginkgo, entered into a fourth amendment of the Senior Secured Loan Facility. Pursuant to the fourth amendment, subject to the Company extending (or the “Extension Condition”) the maturity of the Fidelity Notes, the parties agreed to extend the maturity date of all outstanding loans under the Senior Secured Loan Facility to the business day immediately preceding the earliest maturity of the Fidelity Notes and the outstanding Tranche Notes held by non-affiliates, after giving effect to any extensions thereof at or prior to the satisfaction of the Extension Condition, but in no event later than April 12, 2019. In addition, the parties agreed that the Company would be required to pay only the interest accruing on all outstanding loans under the Senior Secured Loan Facility until the maturity date, provided that the Company would be required to apply certain monies received by the Company under the Ginkgo Collaboration Agreement towards repayment of the outstanding loans under the Senior Secured Loan Facility, up to a maximum amount of $1 million per month. Furthermore, pursuant to the fourth amendment, Stegodon agreed to waive the Minimum Cash Covenant under the Senior Secured Loan Facility until the maturity date. See Note 5, “Debt” for additional details regarding the Senior Secured Loan Facility and Note 8, “Significant Agreements” for additional information regarding the Ginkgo Collaboration Agreement.

2016 Convertible Note Offering

On October 13, 2016, the Company issued and sold the $2.0 Million Note under the May 2016 Purchase Agreement to the purchaser, for proceeds to the Company of $2.0 million. Upon the issuance of the $2 Million Note, all 2016 Convertible Notes provided for under the May 2016 Purchase Agreement had been issued and sold. See Note 5, “Debt” for additional information regarding the May 2016 Purchase Agreement and the 2016 Convertible Notes.

October 2016 Private Placements

On October 21 and October 27, 2016, the Company entered into separate Note Purchase Agreements (or the “October 2016 Purchase Agreements”) with Foris Ventures, LLC and Ginkgo Bioworks, Inc., respectively, for the sale of $6.0 million and $8.5 million, respectively, in aggregate principal amount of secured promissory notes (or the “October 2016 Private Notes”) in exchange for aggregate proceeds to the Company of $6.0 million and $8.5 million, respectively (or the “October 2016 Private Placements”). The October 2016 Private Notes were issued in private placements pursuant to the exemption from registration under Section 4(2) of the Securities Act of 1933, as amended and Regulation D promulgated under the Securities Act. The October 2016 Private Placements closed on October 21 and October 27, 2016, respectively.

The October 2016 Private Notes are collateralized by a second priority lien on the assets securing the Company’s obligations under the Senior Secured Loan Facility, and are subordinate to the Company’s obligations under the Senior Secured Loan Facility pursuant to Subordination Agreements, dated as of the respective dates of the October 2016 Purchase Agreements, by and among the Company, the applicable purchaser and the administrative agent under the Company’s Senior Secured Loan Facility. Interest will accrue on the October 2016 Private Notes from and including October 21 and 27, 2016, respectively, at a rate of 13.50% per annum and is payable in full on May 15, 2017, the maturity date of the October 2016 Private Notes, unless the October 2016 Private Notes are prepaid in accordance with their terms prior to such date. The October 2016 Purchase Agreements and the October 2016 Private Notes contain customary terms, provisions, representations and warranties, including certain events of default after which the October 2016 Private Notes may be due and payable immediately, as set forth in the October 2016 Private Notes.

Guanfu Credit Agreement

On October 26, 2016, the Company and Guanfu Holding Co., Ltd. (or, together with its subsidiaries, “Guanfu”), an existing commercial partner of the Company, entered into a credit agreement (or the “Guanfu Credit Agreement”) to make available to the Company an unsecured credit facility with an aggregate principal amount of up to $25.0 million (or the “Guanfu Credit Facility”), which the Company may borrow from time to time in up to three closings (each such borrowing, a “Guanfu Loan”). Each Guanfu Loan will have a term of five years and will accrue interest at a rate of 10% per annum, payable quarterly. The Company may at its option repay the Guanfu Loans before their maturity date, in whole or in part, at a price equal to 100% of the amount being repaid plus accrued and unpaid interest on such amount to the date of repayment.

The Guanfu Credit Agreement contains customary representations, warranties and covenants of the parties, as well as customary provisions regarding, among other things, dispute resolution and governing law. Upon the occurrence of certain specified events of default under the Guanfu Credit Facility, the Company will grant to Guanfu an exclusive, royalty-free, global license to certain intellectual property useful in connection with Guanfu’s existing commercial relationship with the Company. In addition, in the event the Company fails to pay interest or principal under any Guanfu Loan within ten days of when due, the Company will also be required, subject to applicable laws and regulations, to repay the outstanding principal amount under such Guanfu Loan, together with accrued and unpaid interest, in the form of shares of the Company’s common stock at a per share price equal to 90% of the volume weighted average closing sale price of the Company’s common stock for the 90 trading days ending on and including the trading day that is two trading days preceding such default.

The effectiveness of the Guanfu Credit Agreement is subject to the parties obtaining certain required approvals, and upon the effective date of the Guanfu Credit Agreement, the Company will grant to Guanfu the global exclusive purchase right with respect to the Company products subject to the parties’ pre-existing commercial relationship. The initial funding of the Guanfu Credit Facility is scheduled to occur on December 1, 2016, subject to Guanfu’s right to extend such initial funding to a date no later than December 31, 2016.

Nenter Cooperation Agreement

On October 26, 2016, the Company entered into a Cooperation Agreement (or the “Cooperation Agreement”) with Nenter & Co., Inc. (or “Nenter”), a subsidiary of Guanfu. Under the Cooperation Agreement, the parties will collaborate to create and develop certain compounds and, in the event the parties achieve certain specified development targets, the parties would establish and implement a worldwide manufacturing and commercialization plan (or the “Commercialization Plan”) relating thereto. The term of the Cooperation Agreement will be two years from the effectiveness of the Cooperation Agreement (or five years in the event the parties pursue the Commercialization Plan), which will occur upon the parties obtaining certain required approvals, subject to the rights of the parties to terminate the Cooperation Agreement upon a material breach by the other party or the failure to obtain certain governmental approvals or authorizations, as provided in the Cooperation Agreement. The Cooperation Agreement also contains customary representations, warranties and covenants of the parties, as well as customary terms and provisions regarding, among other things, indemnification, dispute resolution, confidentiality and governing law.

In addition, pursuant to the terms of, and as consideration for, the Cooperation Agreement, promptly after the effectiveness of the Cooperation Agreement, the Company will issue to Nenter a warrant to purchase 10 million shares of the Company’s common stock at an exercise price of $0.50 per share, exercisable on or before December 31, 2016. The warrant will be issued pursuant to the exemption from registration under Section 4(2) of the Securities Act and Regulation D promulgated under the Securities Act. Furthermore, pursuant to the terms of the warrant, upon the request of Nenter, the Company will use its best efforts to cause the shares of common stock issued upon exercise of the warrant to be registered under the Securities Act within 90 days of the exercise of the warrant.

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

Relationship with Total

In July 2012 and December 2013, we entered into a series of agreements (or the “Total Fuel Agreements”) to establish a research and development program and form a joint venture with Total Energies Nouvelles Activités USA (formerly known as Total Gas & Power USA, SAS, and, together with its affiliates, referred to as “Total”) to produce and commercialize farnesene- or farnesane-based diesel and jet fuels, and formed such joint venture, Total Amyris BioSolutions B.V. (or “TAB”), in November 2013. With an exception for our fuels business in Brazil, the collaboration and joint venture established the exclusive means for us to develop, produce and commercialize farnesene- or farnesane-based diesel and jet fuels. We initially granted TAB exclusive licenses under certain of our intellectual property to make and sell joint venture products. We also granted TAB, in the event of a buy-out of our interest in the joint venture by Total (which Total was entitled to do under certain circumstances), a non-exclusive license to optimize or engineer yeast strains used by us to produce farnesene for the joint venture’s diesel and jet fuels. As a result of these licenses, we generally no longer had an independent right to make or sell farnesene- or farnesane-based diesel and jet fuels fuels outside of Brazil without the approval of TAB.

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

Sales and Revenues

Our revenues are comprised of product revenues and grants and collaborations revenues. We generate the substantial majority of our product revenues from sales to distributors or collaborators and only a small portion from direct sales, although we have begun to market and sell some of our products directly to end-consumers, initially in the cosmetics and industrial cleaning markets. To commercialize our initial Biofene-derived product, squalane, in the cosmetics sector for use as an emollient, we have entered into certain marketing and distribution agreements in Europe, Asia, and North America. As an initial step towards commercialization of Biofene-based diesel, we entered into agreements with municipal fleet operators in Brazil. Pursuant to our agreements with Total, as discussed above, future commercialization of our jet fuel products outside of Brazil and our diesel fuel products in the EU would generally occur exclusively through certain agreements entered into by and among Amyris, Total and TAB. For the industrial lubricants market, we established a joint venture with Cosan U.S. for the worldwide development, production and commercialization of renewable base oils in the lubricant sector. We have also entered into certain supply agreements with customers in the F&F industry to commercialize products derived from our fragrance molecules. In addition, we have entered into research and development collaboration arrangements pursuant to which we receive payments from our collaborators, which include Total, Manufacture Francaise de Pnematiques Michelin, The Defense Advanced Research Projects Agency, Givaudan International, SA and Cosan US, Inc. Some of such collaboration arrangements include advance payments in consideration for grants of exclusivity or research efforts to be performed by us. Once a collaboration agreement has been signed, receipt of payments may depend on our achievement of milestones. See Note 8, “Significant Agreements” for more details regarding these agreements and arrangements.

Financing

In 2015, and through the third quarter of 2016, we completed multiple financings involving loans, convertible debt, non-convertible debt, mezzanine equity and equity offerings.

In January 2015, we closed a second installment of the $21.7 million in convertible notes from Total under the Total Fuel Agreements, as described in more detail in Note 5, "Debt" to our unaudited condensed consolidated financial statements included in this report, in the amount of $10.85 million.

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

In October 2015, we issued $57.6 million aggregate principal amount of 9.50% Convertible Senior Notes due 2019 to certain qualified institutional buyers, as described in more detail in Note 5, “Debt” to our unaudited condensed consolidated financial statements included in this report.

In February 2016, we issued to certain purchasers an aggregate of $20.0 million of unsecured promissory notes and warrants for the purchase, at an exercise price of $0.01 per share, of an aggregate of 2,857,142 shares of our common stock, as described in more detail in Note 5, “Debt” to our unaudited condensed consolidated financial statements included in this report. The exercisability of these warrants was subject to stockholder approval, which was obtained on May 17, 2016.

In March 2016, we sold to Total one half of our ownership stake in TAB in exchange for Total cancelling $1.3 million of R&D Notes and certain other indebtedness, as described in more detail under “Relationship with Total” above and in Note 5, “Debt” and Note 7, “Joint Ventures and Noncontrolling Interest” to our unaudited condensed consolidated financial statements included in this report.

In May 2016, we sold and issued 4,385,964 shares of common stock to the Bill & Melinda Gates Foundation at a purchase price per share of $1.14, as described in more detail in Note 8, “Significant Agreements.”

In May and September 2016, we sold and issued $13.0 million in aggregate principal amount of convertible promissory notes to a private investor, as described in more detail in Note 5, “Debt” to our unaudited condensed consolidated financial statements included in this report.

See Note 18, “Subsequent Events” to our unaudited condensed consolidated financial statements included in this report for details regarding financing transactions completed subsequent to September 30, 2016.

Exchange (debt conversion)

On July 29, 2015, we closed the "Exchange" pursuant to that certain Exchange Agreement, dated as of July 26, 2015 (the “ Exchange Agreement ”), among us, Maxwell (Mauritius) Pte Ltd (or “Temasek”) and Total.

Under the Exchange Agreement, at the closing, Temasek exchanged approximately $71.0 million in principal of outstanding convertible promissory notes (including paid-in-kind and accrued interest through July 29, 2015) and Total exchanged $70.0 million in principal amount of outstanding convertible promissory notes for shares of the Company’s common stock. The exchange price was $2.30 per share (the “Exchange Price”) and was paid by the exchange and cancellation of such outstanding convertible promissory notes, and Temasek and Total received 30,860,633 and 30,434,782 shares of the Company’s common stock, respectively, in the Exchange.

Under the Exchange Agreement, Total also received the following warrants, each with a five-year term, at the closing:

•	A warrant to purchase 18,924,191 shares of our common stock (or the “Total Funding Warrant”).

•	A warrant to purchase 2,000,000 shares of our common stock that will only be exercisable if we fail, as of March 1, 2017, to achieve a target cost per liter to manufacture farnesene (or the “Total R&D Warrant”). The Total Funding Warrant and the Total R&D Warrant are collectively referred to as the “Total Warrants.”

Additionally, under the Exchange Agreement, Temasek received the following warrants:

•	A warrant to purchase 14,677,861 shares of our common stock.

•	A warrant exercisable for that number of shares of our common stock equal to (1) (A) the number of shares for which Total exercises the Total Funding Warrant plus (B) the number of additional shares for which the certain convertible notes remaining outstanding following the completion of the Exchange may become exercisable as a result of a reduction in the conversion price of such remaining notes as a result of and/or subsequent to the date of the Exchange plus (C) that number of additional shares in excess of 2,000,000, if any, for which the Total R&D Warrant becomes exercisable multiplied by a fraction equal to 30.6% divided by 69.4% plus (2) (A) the number of any additional shares for which certain other outstanding convertible promissory notes may become exercisable as a result of a reduction to the conversion price of such notes multiplied by (B) a fraction equal to 13.3% divided by 86.7% (or the “Temasek Funding Warrant”).

•	A warrant exercisable for that number of shares of our common stock equal to 880,339 multiplied by a fraction equal to the number of shares for which Total exercises the Total R&D Warrant divided by 2,000,000. If Total is entitled to, and does, exercise the Total R&D Warrant in full, this warrant would be exercisable for 880,339 shares (or the “Temasek R&D Warrant”).

The Temasek Exchange Warrant, the Temasek Funding Warrant and the Temasek R&D Warrant each have ten-year terms and are referred to herein as the “Temasek Warrants” and, the Temasek Warrants and Total Warrants are hereinafter collectively referred to as the “Exchange Warrants”. All of the Exchange Warrants have an exercise price of $0.01 per share.

In addition to the grant of the Exchange Warrants, a warrant issued by the Company to Temasek in October 2013 in conjunction with a prior convertible debt financing (or the “2013 Warrant”) became exercisable in full upon the completion of the Exchange. There were 1,000,000 shares underlying the 2013 Warrant, which was exercised in full at the exercise price of $0.01 per share.

The exercisability of all of the Exchange Warrants was subject to stockholder approval, which was obtained on September 17, 2015.

In February and May 2016, as a result of the adjustments to the conversion price of our senior convertible notes issued in October 2013 (or the “Tranche I Notes”) and January 2014 (or the “Tranche II Notes”) discussed in Note 5, “Debt” to our unaudited condensed consolidated financial statements included in this report, the Temasek Funding Warrant became exercisable for an additional 127,194 and 2,335,342 shares of common stock, respectively.

As of September 30, 2016, the Total Funding Warrant, the Temasek Exchange Warrant, and the 2013 Warrant had been fully exercised, and Temasek had exercised the Temasek Funding Warrant with respect to 12,700,244 shares of our common stock. Neither the Total R&D Warrant nor the Temasek R&D Warrant were exercisable as of September 30, 2016. Warrants to purchase 2,462,536 shares of common stock under the Temasek Funding Warrant were unexercised as of September 30, 2016.

Maturity Treatment Agreement

At the closing of the Exchange, we, Total and Temasek also entered into a Maturity Treatment Agreement, dated as of July 29, 2015, pursuant to which Total and Temasek agreed to convert any of our convertible promissory notes held by them that were not cancelled in the Exchange (or the “Remaining Notes”) into shares of our common stock in accordance with the terms of such Remaining Notes upon maturity, provided that certain events of default have not occurred with respect to the applicable Remaining Notes prior to such maturity. As of immediately following the closing of the Exchange and September 30, 2016, Temasek held $10.0 million in aggregate principal amount of Remaining Notes and Total held approximately $25.0 million and $28.9 million, respectively, in aggregate principal amount of Remaining Notes.

Liquidity

We have incurred significant losses since our inception and believe that we will continue to incur losses and negative cash flow from operations through at least 2017. As of September 30, 2016, we had an accumulated deficit of $1,085.7 million and had cash, cash equivalents and short term investments of $2.3 million. We have significant outstanding debt and contractual obligations related to capital and operating leases, as well as purchase commitments. Refer to "Liquidity and Capital Resources" for further details.

Results of Operations

Comparison of Three Months Ended September 30, 2016 and 2015

Revenues

	Three Months Ended September 30,		Period-to-period Change	Percentage Change
	2016	2015
	(Dollars in thousands)
Revenues
Renewable product sales	$5,430	$4,226	$1,204	28%
Related party renewable product sales	1,390	2	$1,388	69,400%
Total product sales	6,820	4,228	2,592	61%
Grants and collaborations revenues	19,724	4,363	15,361	352%
Total revenues	$26,544	$8,591	$17,953	209%

Our total revenues increased by $18.0 million to $26.5 million for the three months ended September 30, 2016, as compared to the same period in the prior year, primarily due to a $15.4 million increase in grants and collaborations revenues.

Product sales increased by $2.6 million to $6.8 million for the three months ended September 30, 2016, as compared to the same period in the prior year, primarily due to the increases in product sales, primarily in the personal care segment.

Grants and collaborations revenues increased by $15.4 million to $19.7 million for the three months ended September 30, 2016, as compared to the same period in the prior year, primarily due to the collaboration revenue for the transfer of certain intellectual property to Ginkgo under the Ginkgo Collaboration Agreement.

Cost and Operating Expenses

	Three Months Ended September 30,		Period-to-period Change	Percentage Change
	2016	2015
	(Dollars in thousands)
Cost of products sold	$14,876	$8,455	$6,421	76%
Loss on purchase commitments and impairment of property, plant and equipment	—	7,259	(7,259)	(100)%
Research and development	12,315	10,343	1,972	19%
Sales, general and administrative	11,381	14,103	(2,722)	(19)%
Total cost and operating expenses	$38,572	$40,160	$(1,588)	(4)%

Our cost of products sold includes cost of raw materials, labor and overhead, amounts paid to contract manufacturers, periodic costs related to inventory write-downs resulting from applying lower of cost or market inventory valuations, and costs related to scale-up in production of such products. Our cost of products sold increased by $6.4 million to $14.9 million for the three months ended September 30, 2016, as compared to the same period in the prior year, primarily driven by product mix, higher inventory provisions and higher excess capacity charges based on timing of production at our manufacturing facilities, and higher raw materials costs.

Research and Development Expenses

Our research and development expenses increased by $2.0 million to $12.3 million for the three months ended September 30, 2016, as compared to the same period in the prior year, primarily as a result of increases of $0.4 million in consulting and outside services expenses, $0.9 million from facilities expenses, $0.4 million related to technology access and $0.3 million in salaries and benefits.

Sales, General and Administrative Expenses

Our sales, general and administrative expenses decreased by $2.7 million to $11.4 million for the three months ended September 30, 2016, as compared to the same period in the prior year, primarily as a result of our cost reduction efforts. The decrease was attributable to a $1.1 million reduction in consulting and outside services, $0.7 million reduction in facilities expenses and $0.9 million reductions in salaries and benefits and depreciation expense.

Other Income (Expense)

	Three Months Ended September 30,		Period-to-period Change	Percentage Change
	2016	2015
	(Dollars in thousands)
Other income (expense):
Interest income	$68	$61	$7	11%
Interest expense	(7,927)	(16,559)	8,632	(52)%
Gain/(loss) from change in fair value of derivative instruments	(786)	(21,690)	20,904	(96)%
Loss upon extinguishment of debt	(217)	(5,984)	5,767	(96)%
Other income (expense), net	1,334	(168)	1,502	(894)%
Total other income (expense)	$(7,528)	$(44,340)	$36,812	(83)%

Total other expense decreased by approximately $36.8 million to $7.5 million for the three months ended September 30, 2016, as compared to the same period in the prior year. The decrease was primarily attributable to a $8.6 million decrease in interest expense due to lower accelerated interest accretion and a decrease of $20.9 million in the loss from change in fair value of derivative instruments, attributed to the compound embedded derivative liabilities associated with our senior convertible promissory notes and the change in fair value of our interest rate swap derivative liability. The change was driven by fluctuation of various inputs used in the valuation models from one reporting period to another, such as stock price, credit risk rate and estimated stock volatility.

Comparison of Nine Months Ended September 30, 2016 and 2015

Revenues

	Nine Months Ended September 30,		Period-to-period Change	Percentage Change
	2016	2015
	(Dollars in thousands)
Revenues
Renewable product sales	$13,493	$9,661	$3,832	40%
Related party renewable product sales	1,390	2	1,388	69,400%
Total product sales	14,883	9,663	5,220	54%
Grants and collaborations revenues	30,071	14,643	15,428	105%
Total revenues	$44,954	$24,306	$20,648	85%

Our total revenues increased by $20.6 million to $45.0 million for the nine months ended September 30, 2016, as compared to the same period in the prior year, primarily due to a $15.4 million increase in grants and collaborations revenues.

Product sales increased by $5.2 million to $14.9 million for the nine months ended September 30, 2016, as compared to the same period in the prior year, primarily due to the increases in product sales led by personal care business.

Grants and collaborations revenues increased by $15.4 million to $30.1 million for the nine months ended September 30, 2016, primarily due to the collaboration revenue for the transfer of certain intellectual property to Ginkgo under the Ginkgo Collaboration Agreement.

Cost and Operating Expenses

	Nine Months Ended September 30,		Period-to-period Change	Percentage Change
	2016	2015
	(Dollars in thousands)
Cost of products sold	$33,945	$26,057	$7,888	30%
Loss on purchase commitments and impairment of property, plant and equipment	—	7,259	(7,259)	(100)%
Research and development	37,397	33,521	3,876	12%
Sales, general and administrative	35,055	42,859	(7,804)	(18)%
Total cost and operating expenses	$106,397	$109,696	$(3,299)	(3)%

Our cost of products sold includes cost of raw materials, labor and overhead, amounts paid to contract manufacturers, period costs related to inventory write-downs resulting from applying lower of cost or market inventory valuations, and costs related to scale-up in production of such products. Our cost of products sold increased by $7.9 million to $33.9 million for the nine months ended September 30, 2016, as compared to the same period in the prior year, primarily driven by product mix and higher excess capacity charges based on timing of production at our manufacturing facilities, and higher materials costs.

Research and Development Expenses

Our research and development expenses increased by $3.9 million to $37.4 million for the nine months ended September 30, 2016, as compared to the same period in the prior year, primarily as a result of an increase of $1.5 million in consulting and outside services and $2.4 million in facilities and rent expense.

Sales, General and Administrative Expenses

Our sales, general and administrative expenses decreased by $7.8 million to $35.1 million for the nine months ended September 30, 2016, as compared to the same period in the prior year, primarily as a result of decrease of $3.6 million in consulting and outside services expenses, $2.0 million in salaries and benefits, $1.3 million in facilities expenses and $1.0 million in stock-based compensation expense, offset by an increase of $0.1 million in office expense.

Other Income (Expense)

	Nine Months Ended September 30,		Period-to-period Change	Percentage Change
	2016	2015
	(Dollars in thousands)
Other income (expense):
Interest income	$207	$205	$2	1%
Interest expense	(25,989)	(71,027)	45,038	(63)%
Gain/(loss) from change in fair value of derivative instruments	41,826	(10,268)	52,094	(507)%
Loss upon extinguishment of debt	(866)	(5,984)	5,118	(86)%
Other income (expense), net	(1,912)	(1,204)	(708)	59%
Total other income (expense)	$13,266	$(88,278)	$101,544	(115)%

Total other income increased by $101.5 million to $13.3 million for the nine months ended September 30, 2016, as compared to the same period in the prior year. The increase was primarily attributable to a $45.0 million decrease in interest expense as a result of lower accelerated interest accretion, and an increase of $52.1 million in the gain from change in fair value of derivative instruments, attributed to the compound embedded derivative liabilities associated with certain of our senior secured convertible promissory notes and the change in fair value of our interest rate swap derivative liability. The decrease in interest expense is due to lower accelerated interest accretion and the change in the fair value of the derivative instruments was driven by fluctuation of various inputs used in the valuation models from one reporting period to another, such as stock price, credit risk rate and estimated stock volatility.

Liquidity and Capital Resources

	September 30, 2016	December 31, 2015
	(Dollars in thousands)
Working capital deficit, excluding cash and cash equivalents	$(111,196)	$(53,139)
Cash and cash equivalents and short-term investments	$2,295	$13,512
Debt and capital lease obligations	$176,629	$156,755
Accumulated deficit	$(1,085,683)	$(1,037,104)

	Nine Months Ended September 30,
	2016	2015
	(Dollars in thousands)
Net cash used in operating activities	$(45,383)	$(52,217)
Net cash used in investing activities	$(496)	$(3,304)
Net cash provided by financing activities	$34,777	$25,754

Working Capital Deficit. Our working capital deficit, excluding cash and cash equivalents, was $111.2 million at September 30, 2016, which represents an increase of $58.1 million compared to a working capital deficit of $53.1 million at December 31, 2015. The increase of $58.1 million in working capital deficit during the nine months ended September 30, 2016 was primarily due to an increase of $38.7 million in current portion of debt, $10.6 million in accrued and other current liabilities, $5.8 million in accounts payable, $0.6 million in deferred revenue and $0.4 million in current capital lease obligations, together with decreases of $3.0 million in inventory, and $0.3 million in other prepaid expense, offset by increases of $1.1 million in accounts receivable, and $0.2 million in short term investments.

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

Liquidity. We have incurred significant losses since our inception and believe that we will continue to incur losses and have negative cash flow from operations through at least 2017. As of September 30, 2016, we had an accumulated deficit of $1,085.7 million and had cash, cash equivalents and short term investments of $2.3 million. In March 2016, we entered into an At Market Issuance Sales Agreement under which we may issue and sell shares of our common stock having an aggregate offering price of up to $50.0 million from time to time in “at the market” offerings under our Registration Statement on Form S-3 (File No. 333-203216). This agreement includes no commitment by other parties to purchase shares we offer for sale. See Note 8, “Significant Agreements” to our unaudited condensed consolidated financial statements included in this report for further details. As of the date hereof, $50.0 million remained available for future issuance under this facility. In addition, on September 2, 2016, we sold and issued $3.0 million in convertible promissory notes to a private investor. Refer to Note 5, “Debt” to our unaudited condensed consolidated financial statements included in this report for further details. We have significant outstanding debt and contractual obligations related to capital and operating leases, as well as purchase commitments.

As of September 30, 2016, our debt, net of discount and issuance costs of $36.1 million, totaled to $175.6 million, of which $75.0 million is classified as current. In addition to upcoming debt maturities, our debt service obligations over the next twelve months are significant, including $16.2 million of anticipated interest payments. Our debt agreements also contain various covenants, including restrictions on our business that could cause us to be at risk of defaults, such as the requirement to maintain unrestricted, unencumbered cash in defined U.S. bank accounts in an amount equal to at least 50% of the principal amount outstanding under our Senior Secured Loan Facility. As discussed above, in connection with the execution by the Company and Ginkgo Bioworks, Inc., an affiliate of Stegodon, of certain commercial agreements (see Note 8, “Significant Agreements” to our unaudited consolidated financial statements included in this report for further details), on June 29, 2016, the Company received a waiver of compliance with such covenant through October 31, 2016 and on October 6, 2016, the Company and Stegodon entered into an amendment to the loan facility pursuant to which, among other things, Stegodon waived such covenant until the maturity date of the facility. A failure to comply with the covenants and other provisions of our debt instruments, including any failure to make a payment when required would generally result in events of default under such instruments, which could permit acceleration of such indebtedness. If such indebtedness is accelerated, it would generally also constitute an event of default under our other outstanding indebtedness, permitting acceleration of such other outstanding indebtedness. Any required repayment of our indebtedness as a result of acceleration or otherwise would lower our current cash on hand such that we would not have those funds available for use in our business or for payment of other outstanding indebtedness. Refer to Note 5, "Debt", Note 6, “Commitments and Contingencies” and Note 18, “Subsequent Events” to our unaudited consolidated financial statements included in this report for further details of our debt arrangements.

Our condensed consolidated financial statements as of and for the nine months ended September 30, 2016 have been prepared on the basis that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. Our ability to continue as a going concern will depend, in large part, on our ability to obtain necessary financing, which is uncertain. The financial statements do not include any adjustments that might result from the outcome of this uncertainty, which could have a material adverse effect on our financial condition. In addition, if we are unable to continue as a going concern, we may be unable to meet our obligations under our existing debt facilities, which could result in an acceleration of our obligation to repay all amounts outstanding under those facilities, and we may be forced to liquidate our assets. In such a scenario, the values we receive for our assets in liquidation or dissolution could be significantly lower than the values reflected in our financial statements.

Our operating plan for 2016 contemplates a significant reduction in our net cash outflows, resulting from (i) revenue growth from sales of existing and new products with positive gross margins, (ii) reduced production costs as a result of manufacturing and technical developments, (iii) increased cash inflows from collaborations, (iv) reduced operating expenses, (v) access to various financing commitments, and (vi) strategic asset divestments (see Note 5, “Debt” and Note 8, “Significant Agreements” to our unaudited condensed consolidated financial statements included in this report for details of financing commitments).

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

Collaboration Funding. For the nine months ended September 30, 2016, we received $23.0 million in cash from collaborations, including $7.8 million under flavors and fragrances collaboration agreements.

We depend on collaboration funding to support our research and development and operating expenses. While part of this funding is committed based on existing collaboration agreements, we will be required to identify and obtain funding from additional collaborations. In addition, some of our existing collaboration funding is subject to our achievement of milestones or other funding conditions.

If we cannot secure sufficient collaboration funding to support our operating expenses in excess of cash contributions from product sales, existing debt and equity financings and strategic asset divestments, we may need to issue preferred and/or discounted equity, agree to onerous covenants, grant further security interests in our assets, and enter into collaboration and licensing arrangements that require us to relinquish commercial rights or grant licenses on terms that are not favorable to us. If we fail to secure such funding, we could be forced to curtail our operations, which would have a material adverse effect on our ability to continue with our business plans.

Government Contracts. In September 2015, we entered into a Technology Investment Agreement (the “TIA”) with The Defense Advanced Research Project Agency (or “DARPA”) under which we, with the assistance of five specialized subcontractors, will work to create new research and development tools and technologies for strain engineering and scale-up activities. The program that is the subject of the TIA is being performed and funded on a milestone basis. Under the TIA, we and our subcontractors could collectively receive DARPA funding of up to $35.0 million over the program’s four year term if all of the program’s milestones are achieved. In conjunction with DARPA’s funding, we and our subcontractors are obligated to collectively contribute approximately $15.5 million toward the program over its four year term (primarily by providing specified labor and/or purchasing certain equipment). We can elect to retain title to the patentable inventions we produce in the program, but DARPA receives certain data rights as well as a government purposes license to certain of such inventions. Either party may, upon written notice and subject to certain consultation obligations, terminate the TIA upon a reasonable determination that the program will not produce beneficial results commensurate with the expenditure of resources. We recognized $4.8 million in revenue under this agreement during the nine months ended September 30, 2016. Total cash received under this agreement as of September 30, 2016 was $4.8 million during the nine months ended September 30, 2016.

Convertible Note Offerings. In February 2012, we sold $25.0 million in principal amount of senior unsecured convertible promissory notes due March 1, 2017 as described in more detail in Note 5, "Debt" to our unaudited condensed consolidated financial statements included in this report.

In July and September 2012, we issued $53.3 million worth of 1.5% Senior Unsecured Convertible Notes to Total under the July 2012 Agreements for an aggregate of $30.0 million in cash proceeds and our repayment of $23.3 million in previously-provided research and development funds pursuant to the Total Purchase Agreement as described in more detail under "Related Party Convertible Notes" in Note 5, "Debt" to our unaudited condensed consolidated financial statements included in this report. As part of our December 2012 private placement, we issued 1,677,852 shares of our common stock in exchange for the cancellation of $5.0 million of an outstanding senior unsecured convertible promissory note held by Total.

In June 2013, we issued a 1.5% Senior Unsecured Convertible Note to Total with a principal amount of $10.0 million with a March 1, 2017 maturity date pursuant to the Total Fuel Agreements. In July 2013, we sold and issued a 1.5% Senior Unsecured Convertible Note to Total with a principal amount of $20.0 million with a March 1, 2017 maturity date pursuant to the Total Fuel Agreements.

In August 2013, we entered into an agreement with Total and Temasek to issue up to $73.0 million in convertible promissory notes in private placements over a period of up to 24 months from the date of signing as described in more detail in Note 5, "Debt" to our unaudited condensed consolidated financial statements included in this report (such agreement referred to as the August 2013 SPA and such financing referred to as the August 2013 Financing). The August 2013 Financing was divided into two tranches (one for $42.6 million and one for $30.4 million). Of the total possible purchase price in the financing, $25.0 million was to be paid in the form of cash by Temasek $25.0 million in the second tranche), $35.0 million was paid by the exchange and cancellation of the Temasek Bridge Note, as described below, and $13.0 million was to be paid by cancellation of outstanding convertible promissory notes held by Total in connection with its exercise of pro rata rights ($7.6 million in the first tranche and $5.4 million in the second tranche).

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

In October 2013, we amended the August 2013 SPA to include certain entities affiliated with FMR LLC (or the “Fidelity Entities”) in the first tranche closing (participating for a principal amount of $7.6 million), and to proportionally increase the amount acquired by exchange and cancellation of outstanding convertible promissory notes by Total to $14.6 million ($9.2 million in the first tranche and up to $5.4 million in the second tranche). Also in October 2013, we completed the closing of the Tranche I Notes for cash proceeds of $7.6 million and cancellation of outstanding convertible promissory notes of $44.2 million, of which $35.0 million resulted from the cancellation of the Temasek Bridge Note. In December 2013, we amended the August 2013 SPA to sell $3.0 million of senior convertible notes under the second tranche of the August 2013 Financing to funds affiliated with Wolverine Asset Management, LLC and we elected to call $25.0 million in additional funds from Temasek pursuant to its previous commitment to purchase such amount of convertible promissory notes in the second tranche. Additionally, pursuant to that amendment, we sold approximately $6.0 million of convertible promissory notes in the second tranche to Total through cancellation of the same amount of principal of previously outstanding convertible notes held by Total (in respect of Total’s preexisting contractual right to maintain its pro rata ownership position through such cancellation of indebtedness). The closing of the sale of such Tranche II Notes under the December amendment to the August 2013 SPA occurred in January 2014. The August 2013 Financing is more fully described in Note 5, "Debt" to our unaudited condensed consolidated financial statements included in this report.

In December 2013, in connection with our entry into agreements establishing our joint venture with Total, we exchanged the $69.0 million of the then-outstanding Total unsecured convertible notes issued pursuant to the Total Fuel Agreements for replacement 1.5% Senior Secured Convertible Notes, in principal amounts equal to the principal amount of the cancelled notes.

In May 2014, we issued $75.0 million in aggregate principal amount of the Company’s 6.50% Convertible Senior Notes due 2019 to Morgan Stanley & Co. LLC as the Initial Purchaser in a private placement, and for initial resale by the Initial Purchaser to qualified institutional buyers pursuant to Rule 144A of the Securities Act (the “2014 144A Offering”). The 2014 144A Offering is described in more detail in Note 5, "Debt" to our unaudited condensed consolidated financial statements included in this report.

In each of July 2014 and January 2015, we issued 1.5% Senior Secured Convertible Notes to Total pursuant to the Total Fuel Agreements. The aggregate principal amount of these two notes was $21.7 million and each of such notes has a March 1, 2017 maturity date.

In July 2015, Temasek exchanged approximately $71.0 million in principal amount of outstanding convertible promissory notes and Total exchanged $70.0 million in principal amount of outstanding convertible promissory notes for shares of the Company’s common stock, as further described above under “Exchange (debt conversion)”.

In October 2015, we issued $57.6 million in aggregate principal amount of the Company's 9.50% Convertible Senior Notes due 2019 (or the "2015 144A Notes"), which were sold only to qualified institutional buyers and institutional accredited investors in a private placement (or the "2015 144A Offering") under the Securities Act. The 2015 144A Offering is described in more detail in Note 5, "Debt" to our unaudited condensed consolidated financial statements included in this report.

In March 2016, we sold to Total one half of our ownership stake in TAB in exchange for Total cancelling $1.3 million of R&D Notes and certain other indebtedness, as described in more detail under “Relationship with Total” above and in Note 5, “Debt” and Note 7, “Joint Ventures and Noncontrolling Interest” to our unaudited condensed consolidated financial statements included in this report.

In May and September 2016, we issued $13.0 million in aggregate principal amount of convertible promissory notes to a private investor in an offering registered under the Securities Act, as described in more detail in Note 5, “Debt” to our unaudited condensed consolidated financial statements included in this report.

See Note 18, “Subsequent Events” to our unaudited condensed consolidated financial statements included in this report for details regarding convertible note offerings completed subsequent to September 30, 2016.

Export Financing with ABC Brasil. In March 2013, we entered into a one-year export financing agreement with ABC for approximately $2.5 million to fund exports through March 2014. This loan was collateralized by future exports from our subsidiary in Brazil. As of September 30, 2016, the loan was fully paid.

In March 2014, we entered into an additional one-year-term export financing agreement with ABC for approximately $2.2 million to fund exports through March 2015. This loan is collateralized by future exports from our subsidiary in Brazil. As of September 30, 2016, the loan was fully paid.

In April 2015, we entered into an additional one-year-term export financing agreement with ABC for approximately $1.6 million to fund exports through April 2016. This loan is collateralized by future exports from our subsidiary in Brazil. As of September 30, 2016, the loan was fully paid.

Banco Pine/Nossa Caixa Financing. In July 2012, we entered into a Note of Bank Credit and a Fiduciary Conveyance of Movable Goods agreement with each of Nossa Caixa and Banco Pine. Under these instruments, we borrowed an aggregate of R$52.0 million (approximately US$16.0 million based on the exchange rate as of September 30, 2016) as financing for capital expenditures relating to our manufacturing facility in Brotas, Brazil. Under the loan agreements, Banco Pine agreed to lend R$22.0 million and Nossa Caixa agreed to lend R$30.0 million. The loans have a final maturity date of July 15, 2022 and bear a fixed interest rate of 5.5% per year. The loans are also subject to early maturity and delinquency charges upon occurrence of certain events including interruption of manufacturing activities at our manufacturing facility in Brotas, Brazil for more than 30 days, except during sugarcane off-season. The loans are secured by certain of our farnesene production assets at the manufacturing facility in Brotas, Brazil and we were required to provide parent guarantees to each of the lenders. As of September 30, 2016 and December 31, 2015, a principal amount of $11.7 million and $11.0 million, respectively, was outstanding under these loan agreements.

BNDES Credit Facility. In December 2011, we entered into a credit facility with Banco Nacional de Desenvolvimento Econômico e Social (or BNDES), a government-owned bank headquartered in Brazil (or the "BNDES Credit Facility") to finance a production site in Brazil. The BNDES Credit Facility was for R$22.4 million (approximately US$6.9 million based on the exchange rate as of September 30, 2016). The credit line is divided into an initial tranche for up to approximately R$19.1 million and an additional tranche of approximately R$3.3 million that becomes available upon delivery of additional guarantees. As of September 30, 2016 and December 31, 2015, we had R$4.8 million (approximately US$1.5 million based on the exchange rate as of September 30, 2016) and R$7.6 million (approximately US$1.9 million based on the exchange rate as of December 31, 2015), respectively, in outstanding advances under the BNDES Credit Facility.

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

The BNDES Credit Facility is collateralized by first priority security interest in certain of our equipment and other tangible assets totaling R$24.9 million (approximately US$7.7 million based on the exchange rate as of September 30, 2016). We are a parent guarantor for the payment of the outstanding balance under the BNDES Credit Facility. Additionally, we were required to provide a bank guarantee equal to 10% of the total approved amount (R$22.4 million in total debt) available under the BNDES Credit Facility. For advances in the second tranche (above R$19.1 million), we are required to provide additional bank guarantees equal to 90% of each such advance, plus additional Amyris guarantees equal to at least 130% of such advance. The BNDES Credit Facility contains customary events of default, including payment failures, failure to satisfy other obligations under the credit facility or related documents, defaults in respect of other indebtedness, bankruptcy, insolvency and inability to pay debts when due, material judgments, and changes in control of Amyris Brasil. If any event of default occurs, BNDES may terminate its commitments and declare immediately due all borrowings under the facility.

FINEP Credit Facility. In November 2010, we entered into a credit facility with Financiadora de Estudos e Projetos (or "FINEP"), a state-owned company subordinated to the Brazilian Ministry of Science and Technology (or the “FINEP Credit Facility”) to finance a research and development project on sugarcane-based biodiesel (or the “FINEP Project”) and provided for loans of up to an aggregate principal amount of R$6.4 million (approximately US$2.0 million based on the exchange rate as of September 30, 2016) which are secured by a chattel mortgage on certain equipment of Amyris as well as by bank letters of guarantee. All available credit under this facility was fully drawn. As of September 30, 2016, the total outstanding loan balance under this credit facility was R$2.5 million (approximately US$0.8 million based on the exchange rate as of September 30, 2016).

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

In June 2014, we and Hercules entered into a first amendment of the Senior Secured Loan Facility. Pursuant to the first amendment, the parties agreed to adjust the term loan maturity date from May 31, 2015 to February 1, 2017 and remove (i) a requirement for us to pay a forbearance fee of $10.0 million in the event certain covenants were not satisfied, (ii) a covenant that we maintain positive cash flow commencing with the fiscal quarter beginning October 1, 2014, (iii) a covenant that, beginning with the fiscal quarter beginning July 1, 2014, we and our subsidiaries achieve certain projected cash product revenues and projected cash product gross profits, and (iv) an obligation for us to file a registration statement on Form S-3 with the SEC by no later than June 30, 2014 and complete an equity financing of more than $50.0 million by no later than September 30, 2014. We further agreed to include a new covenant requiring us to maintain unrestricted, unencumbered cash in an amount equal to at least 50% of the principal amount then outstanding under the Senior Secured Loan Facility (or the “Minimum Cash Covenant”) and borrow an additional $5.0 million. The additional $5.0 million borrowing was completed in June 2014, and accrues interest at a rate per annum equal to the greater of (i) the prime rate reported in the Wall Street Journal plus 5.25% and (ii) 8.5%.

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

In November 2015, the Company and Hercules entered into a third amendment of the Senior Secured Loan Facility. Pursuant to the third amendment, the Company borrowed an additional $10,960,000 (or the “Third Amendment Borrowed Amount”) from Hercules on November 30, 2015. As of December 1, 2015, after the funding of the Third Amendment Borrowed Amount (and including repayment of $9.1 million of principal that had occurred prior to the third amendment), the aggregate principal amount outstanding under the Senior Secured Loan Facility was approximately $31.7 million. The Third Amendment Borrowed Amount accrues interest at a rate per annum equal to the greater of (i) 9.5% and (ii) the prime rate reported in the Wall Street Journal plus 6.25%, and, like the previous loans under the Senior Secured Loan Facility, has a maturity date of February 1, 2017. Upon the earlier of the maturity date, prepayment in full or such obligations otherwise becoming due and payable, in addition to repaying the outstanding Third Amendment Borrowed Amount (and all other amounts owed under the Senior Secured Loan Facility, as amended), the Company is also required to pay an end-of-term charge of $767,200. Pursuant to the third amendment, the Company also paid Hercules fees of $1.0 million, $750,000 of which was owed in connection with the expired $15.0 million facility under the second amendment and $250,000 of which was related to the Third Amendment Borrowed Amount. Under the third amendment, the parties agreed that the Company would, commencing on December 1, 2015, be required to pay only the interest accruing on all outstanding loans under the Senior Secured Loan Facility until February 29, 2016. Commencing on March 1, 2016, the Company would have been required to begin repaying principal of all loans under the Senior Secured Loan Facility, in addition to the applicable interest. However, pursuant to the third amendment, the Company could, by achieving certain cash inflow targets in 2016, extend the interest-only period to December 1, 2016. Upon the issuance by the Company of $20.0 million of unsecured promissory notes and warrants in a private placement in February 2016 for aggregate cash proceeds of $20.0 million, the Company satisfied the conditions for extending the interest-only period to May 31, 2016. On June 1, 2016, the Company commenced the repayment of outstanding principal under the Senior Secured Loan Facility. In June 2016, the Company was notified by Hercules that it had transferred and assigned its rights and obligations under the Senior Secured Loan Facility to Stegodon. On June 29, 2016, in connection with the execution by the Company and Ginkgo Bioworks, Inc., an affiliate of Stegodon, of an initial strategic partnership agreement, the Company received a deferment of all scheduled principal repayments under the Senior Secured Loan Facility, as well as a waiver of the Minimum Cash Covenant, through October 31, 2016. Refer to Note 8, “Significant Agreements” to our unaudited consolidated financial statements included in this report for additional details. On October 6, 2016, in connection with the execution by the Company and Ginkgo Bioworks, Inc. of a definitive collaboration agreement, the Company and Stegodon entered into a fourth amendment of the Senior Secured Loan Facility, pursuant to which the parties agreed to (i) subject to the Company extending the maturity of certain of its other outstanding indebtedness, extend the maturity date of the Senior Secured Loan Facility, (ii) make the Senior Secured Loan Facility interest-only until maturity, subject to the requirement that the Company apply certain monies received under the collaboration agreement between the Company and Ginkgo Bioworks, Inc. to repay the amounts outstanding under the Senior Secured Loan Facility, up to a maximum amount of $1 million per month and (iii) waive the Minimum Cash Covenant until the maturity date of the Senior Secured Loan Facility. Refer to Note 8, “Significant Agreements” and Note 18, “Subsequent Events” to our unaudited consolidated financial statements included in this report for additional details.

As of September 30, 2016, $28.4 million was outstanding under the Senior Secured Loan Facility, net of discount and issuance cost of $0.1 million. The Senior Secured Loan Facility is secured by liens on our assets, including on certain of our intellectual property. The Senior Secured Loan Facility includes customary events of default, including failure to pay amounts due, breaches of covenants and warranties, material adverse effect events, certain cross defaults and judgments, and insolvency. If an event of default occurs, Stegodon may require immediate repayment of all amounts outstanding under the Senior Secured Loan Facility. The Company was in compliance with the covenants under the Senior Secured Loan Facility as of September 30, 2016 and is in compliance with the covenants under the Senior Secured Loan Facility as of the date hereof.

February 2016 Private Placement. In February 2016, we sold and issued to certain purchasers an aggregate of $20.0 million of unsecured promissory notes and warrants for the purchase, at an exercise price of $0.01 per share, of an aggregate of 2,857,142 shares of our common stock, as described in more detail in Note 5, “Debt” to our unaudited condensed consolidated financial statements included in this report. The exercisability of these warrants was subject to stockholder approval, which was obtained on May 17, 2016.

June 2016 Private Placement. In June 2016, we sold and issued $5.0 million in aggregate principal amount of secured promissory notes to Foris Ventures, LLC, as described in more detail in Note 5, “Debt” to our unaudited condensed consolidated financial statements included in this report.

See Note 18, “Subsequent Events” to our unaudited condensed consolidated financial statements included in this report for details regarding financing transactions completed subsequent to September 30, 2016.

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

Cash Flows during the Nine Months Ended September 30, 2016 and 2015

Cash Flows from Operating Activities

Our primary uses of cash from operating activities are costs related to production and sales of our products and personnel-related expenditures, offset by cash received from product sales, grants and collaborations. Cash used in operating activities was $45.4 million and $52.2 million for the nine months ended September 30, 2016 and 2015, respectively.

Net cash used in operating activities of $45.4 million for the nine months ended September 30, 2016 was attributable to our net loss of $48.6 million and net non-cash gain of $15.6 million, offset by net change in our operating assets and liabilities of $18.8 million. Net non-cash gain of $15.6 million for the nine months ended September 30, 2016 consisted primarily of a $41.8 million change in the fair value of derivative instruments related to the embedded derivative liabilities associated with certain of our senior secured convertible promissory notes and currency interest rate swap derivative liability, offset by $8.4 million of depreciation and amortization expenses, $9.2 million of amortization of debt discount and issuance costs, $5.6 million of stock-based compensation, $1.7 million in loss on foreign currency exchange rates, $0.4 million related to technology access, and $0.9 million on loss from extinguishment of debt. Net change in operating assets and liabilities of $18.8 million for the nine months ended September 30, 2016 primarily consisted of a $4.3 million increase in accounts payable, $13.6 million increase in accrued other liabilities, $3.9 million decrease in inventory, and $0.3 increase in deferred revenue, offset by a $1.3 million increase in prepaid expense, $1.4 million increase in accounts receivable, and $0.6 million decrease in deferred rent.

Net cash used in operating activities of $52.2 million for the nine months ended September 30, 2015 was attributable to our net loss of $176.1 million, offset by net non-cash charges of $97.7 million and net change in our operating assets and liabilities of $26.2 million. Net non-cash charges of $97.7 million for the nine months ended September 30, 2015 consisted primarily of a$54.6 million of amortization of debt discount, including a $36.6 million charge due to acceleration of accretion of debt discount on the Total and Temasek convertible notes converted to equity in July 2015, $10.3 million change in the fair value of derivative instruments related to the embedded derivative liabilities associated with our senior secured convertible promissory notes and currency interest rate swap derivative liability, $9.9 million of depreciation and amortization expenses, $7.3 million of loss on purchase commitments and impairment of production assets, $7.0 million of stock-based compensation, $6.0 million of expense associated with extinguishment and cancellation of convertible note, $2.1 million of loss from investment in affiliates, $0.4 million of other noncash expenses and $0.1 million on disposition of property, plant and equipment. Net change in operating assets and liabilities of $26.2 million for the nine months ended September 30, 2015 primarily consisted of $18.7 million increase in accounts payable and accrued other liabilities, $5.1 million decrease in accounts receivable and related party accounts receivable, $2.7 million increase in deferred revenue related to the funds received under collaboration agreements and $3.3 million increase in inventory, offset by $3.6 million decrease in prepaid expenses and other assets and deferred rent.

Cash Flows from Investing Activities

Our investing activities consist primarily of capital expenditures and other investment activities. Net cash used in investing activities of $0.5 million for the nine months ended September 30, 2016, resulted from $0.7 million of purchases of property, plant and equipment, offset by $0.2 million in net proceeds from maturities of short-term investments.

Net cash used in investing activities of $3.3 million for the nine months ended September 30, 2015, resulted from $2.3 million of purchases of property, plant and equipment and $1.2 million in loans made to our equity method investee, Novvi, offset by $0.2 million of change in restricted cash.

Cash Flows from Financing Activities

Net cash provided by financing activities of $34.8 million for the nine months ended September 30, 2016, was a result of the receipt of $25.0 million of proceeds from debt issued to related parties, $13.3 million of proceeds from other debt issued, net of discounts and issuance costs, $5.0 million of proceeds from issuance of contingently redeemable equity, and the receipt of $0.1 million from exercise of common stock options, offset by $7.4 million of principal payments on debt, $1.0 million of principal payments on capital leases, and $0.2 million of employee's taxes paid upon vesting of restricted stock units.

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

Contractual Obligations

The following is a summary of our contractual obligations as of September 30, 2016 (in thousands):

	Total	2016	2017	2018	2019	2020	Thereafter
Principal payments on debt	$208,489	$31,603	$47,809	$20,930	$102,975	$2,002	$3,170
Interest payments on debt, fixed rate(1)	38,418	7,797	11,269	13,515	5,462	232	143
Operating leases	47,535	1,762	6,888	6,890	6,777	7,008	18,210
Principal payments on capital leases	998	463	508	27	—	—	—
Interest payments on capital leases	26	9	16	1	—	—	—
Purchase obligations(2)	1,105	268	808	29	—	—	—
Total	$296,571	$41,902	$67,298	$41,392	$115,214	$9,242	$21,523

____________________

(1)	Does not include any obligations related to make-whole interest or downround provisions. The fixed interest rates are more fully described in Note 5, "Debt” of our condensed consolidated financial statements.
(2)	Purchase obligations include noncancellable contractual obligations and construction commitments of $0.6 million, of which zero have been accrued as loss on purchase commitments.

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

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio and our outstanding debt obligations (including embedded derivatives therein). We generally invest our cash in investments with short maturities or with frequent interest reset terms. Accordingly, our interest income fluctuates with short-term market conditions. As of September 30, 2016, our investment portfolio consisted primarily of money market funds and certificates of deposit, all of which are highly liquid investments. Due to the short-term nature of our investment portfolio, we do not believe that an immediate 10% increase in interest rates would have a material effect on the fair value of our portfolio. Since we believe we have the ability to liquidate this portfolio, we do not expect our operating results or cash flows to be materially affected to any significant degree by a sudden change in market interest rates on our investment portfolio. Additionally, as of September 30, 2016, 100% of our outstanding debt is in fixed rate instruments or instruments which have capped rates. Therefore, our exposure to the impact of variable interest rates is limited. Changes in interest rates may significantly change the fair value of our embedded derivative liabilities.

Foreign Currency Risk

Most of our sales contracts are principally denominated in U.S. dollars and, therefore, our revenues are currently not subject to significant foreign currency risk. The functional currency of our wholly-owned consolidated subsidiary in Brazil is the local currency (Brazilian real) in which recurring business transactions occur. We do not use currency exchange contracts as hedges against amounts permanently invested in our foreign subsidiary. The amount we consider permanently invested in our foreign subsidiary and translated into U.S. dollars using the September 30, 2016 exchange rate is $119.9 million as of September 30, 2016 and $99.5 million at December 31, 2015. The increase in the permanent investments in our foreign subsidiary between December 31, 2015 and September 30, 2016 is due to the depreciation of the U.S. dollar versus the Brazilian real. The potential loss in value, which would be principally recognized in Other Comprehensive Loss, resulting from a hypothetical 10% adverse change in quoted Brazilian real exchange rates, is $2.8 million and $4.9 million as of September 30, 2016 and December 31, 2015, respectively. Actual results may differ.

We make limited use of derivative instruments, which include currency interest rate swap agreements, to manage the Company's exposure to foreign currency exchange rate and interest rate fluctuations related to the Company's Banco Pine loan. In June 2012, we entered into a currency interest rate swap arrangement with Banco Pine for R$22.0 million (approximately US$6.8 million based on the exchange rate as of September 30, 2016). The swap arrangement exchanges the principal and interest payments under the Banco Pine loan entered into in July 2012 for alternative principal and interest payments that are subject to adjustment based on fluctuations in the foreign exchange rate between the U.S. dollar and Brazilian real. The swap has a fixed interest rate of 3.94%. This arrangement hedges the fluctuations in the foreign exchange rate between the U.S. dollar and Brazilian real.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer (or “CEO”) and chief financial officer (or “CFO”), evaluated the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15(e) under the Securities Exchange Act of 1934, as amended (or the “Exchange Act”), as of the end of the period covered by this Quarterly Report on Form 10-Q.  Based on this evaluation, our CEO and CFO concluded that, as of September 30, 2016, our disclosure controls and procedures are designed and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during our third fiscal quarter ended September 30, 2016 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have incurred significant losses in each year since our inception and believe that we will continue to incur losses and negative cash flow from operations into at least 2017. As of September 30, 2016, we had an accumulated deficit of $1,085.7 million and had cash, cash equivalents and short term investments of $2.3 million. We have significant outstanding debt and contractual obligations related to capital and operating leases, as well as purchase commitments of $1.1 million. As of September 30, 2016, our debt totaled $175.6 million, net of discount and issuance cost of $36.1 million, of which $75.0 million is classified as current. Our debt service obligations over the next twelve months are significant, including approximately $16.2 million of anticipated interest payments (excluding interest paid in kind by adding to outstanding principal) and may include potential early conversion payments of up to approximately $13.2 million (assuming all note holders convert) under our outstanding convertible promissory notes sold on October 20, 2015 pursuant to Rule 144A of the Securities Act (or the "2015 144A Notes"). Furthermore, our debt agreements contain various financial and operating covenants, including restrictions on business that could cause us to be at risk of defaults. We expect to incur additional costs and expenses related to the continued development and expansion of our business, including construction and operation of our manufacturing facilities, contract manufacturing, research and development operations, and operation of our pilot plants and demonstration facility. There can be no assurance that we will ever achieve or sustain profitability on a quarterly or annual basis.

Our unaudited condensed consolidated financial statements as of and for the nine months ended September 30, 2016 have been prepared on the basis that we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. We have incurred significant losses since our inception and we expect that we will continue to incur losses as we aim to successfully execute our business plan and will be dependent on additional public or private financings, collaborations or licensing arrangements with strategic partners, or through additional credit lines or other debt financing sources to fund continuing operations. Based on our cash balances, recurring losses since inception and our existing capital resources to fund our planned operations for a twelve month period, there is substantial doubt about our ability to continue as a going concern. Our operating plan for 2016 contemplates a significant reduction in our net cash outflows resulting from (i) revenue growth from sales of existing and new products with positive gross margins, (ii) reduced production costs as a result of manufacturing and technical developments, (iii) increased cash inflows from collaborations, (iv) reduced operating expenses, (v) access to various financing commitments, and (vi) strategic asset divestments. In addition, as noted below, for our 2016 operating plan, we are dependent on funding from sources that are not subject to existing commitments. We will need to obtain additional funding from equity or debt financings, which may require us to agree to burdensome covenants, grant further security interests in our assets, enter into collaboration and licensing arrangements that require us to relinquish commercial rights, or grant licenses on terms that are not favorable. No assurance can be given at this time as to whether we will be able to achieve our expense reduction or fundraising objectives, regardless of the terms. If we are unable to raise additional financing, or if other expected sources of funding are delayed or not received, our ability to continue as a going concern would be jeopardized and we may be forced to delay, scale back or eliminate some of our general and administrative, research and development, or production activities or other operations and reduce investment in new product and commercial development efforts in an effort to provide sufficient funds to continue our operations. If any of these events occurs, our ability to achieve our development and commercialization goals would be adversely affected. In addition, if we are unable to continue as a going concern, we may be unable to meet our obligations under our existing debt facilities, which could result in an acceleration of our obligation to repay all amounts outstanding under those facilities, and we may be forced to liquidate our assets. In such a scenario, the values we receive for our assets in liquidation or dissolution could be significantly lower than the values reflected in our financial statements.

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

As of September 30, 2016, our debt totaled $175.6 million, net of discount and issuance costs of $36.1 million, of which $75.0 million is classified as current. Our cash balance is substantially less than the principal amount of our outstanding debt, and we will be required to generate cash from operations or raise additional working capital through future financings or sales of assets to enable us to repay this indebtedness as it becomes due. There can be no assurance that we will be able to do so.

In addition, we have agreed to significant covenants in connection with our debt financing transactions, including restrictions on our ability to incur future indebtedness, and customary events of default, including failure to pay amounts due, breaches of covenants and warranties, material adverse effect events, certain cross defaults and judgments, and insolvency. A failure to comply with the covenants and other provisions of our debt instruments, including any failure to make a payment when required would generally result in events of default under such instruments, which could permit acceleration of such indebtedness and could result in a material adverse effect events on us. If such indebtedness is accelerated, it would generally also constitute an event of default under our other outstanding indebtedness, permitting acceleration of such other outstanding indebtedness. Any required repayment of our indebtedness as a result of acceleration or otherwise would lower our current cash on hand such that we would not have those funds available for use in our business or for payment of other outstanding indebtedness.

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

In addition, the covenants in our debt agreements materially limit our ability to take certain actions, including our ability to pay dividends, make certain investments and other payments, undertake certain mergers and consolidations, and encumber and dispose of assets. For example, the purchase agreement for convertible notes that we sold in separate closings in October 2013 and January 2014, which we refer to as the Tranche Notes, requires us to obtain the consent of a majority of the purchasers of these notes before completing any change-of-control transaction, or purchasing assets in one transaction or a series of related transactions in an amount greater than $20.0 million, in each case while the Tranche Notes are outstanding. The holders of the Tranche Notes also have pro rata rights to invest in, and under which they could cancel up to the full amount of their outstanding Tranche Notes to pay for, equity securities that we issue in certain financings, which could delay or prevent us from completing such financings.

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

In June 2016, we entered into an initial strategic partnership agreement with Ginkgo Bioworks, Inc. (or “Ginkgo”), pursuant to which we licensed certain intellectual property to Ginkgo in exchange for a license fee and royalty, and agreed to pursue the negotiation and execution of a definitive partnership agreement setting forth the terms of a long-term commercial partnership and collaboration arrangement between us and Ginkgo, and in September 2016 we executed a definitive collaboration agreement with Ginkgo setting forth the terms of a commercial partnership under which the parties would collaborate to develop, manufacture and sell commercial products and would share in the value of such products. In connection with the entry into such commercial agreements, we received a waiver under, and subsequently entered into an amendment of, our senior secured credit facility, the agent and lender under which is an affiliate of Ginkgo, which amendment extends, subject to certain conditions, the maturity of the loans under the senior secured credit facility, eliminates principal repayments under the facility prior to maturity, subject to the requirement that we apply certain monies received by us under the collaboration agreement with Ginkgo to repay the outstanding loans under the facility, and waives the covenant in the senior secured loan facility requiring the Company to maintain unrestricted, unencumbered cash in defined U.S. bank accounts in an amount equal to at least 50% of the principal amount outstanding under the facility until the maturity date. See Note 8, “Significant Agreements” and Note 18, “Subsequent Events” to our unaudited consolidated financial statements included in this report for additional information regarding our relationship with Ginkgo.

There can be no assurance that our partnership with Ginkgo will be successful, and the partnership may prevent us from pursuing other business opportunities in the future. If the partnership is unsuccessful, our ability to continue with our business plans would be adversely affected. In addition, negative developments in our commercial partnership with Ginkgo could negatively affect our relationship with the agent and lender under our senior secured credit facility, an affiliate of Ginkgo, which could adversely impact our ability to incur additional indebtedness in the future or take other actions the consent for which would be required from the agent and lender under the facility. In such event, our financial condition and business operations could be adversely affected.

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

We have experienced, and expect to continue to experience, expansion of our business as we continue to make efforts to develop and bring our products to market. We have grown from 18 employees at the end of 2005 to 394 at September 30, 2016. Our growth and diversified operations have placed, and may continue to place, significant demands on our management and our operational and financial infrastructure. In particular, continued growth could strain our ability to:

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

Our commercial success will depend substantially on our ability to obtain patents and maintain adequate legal protection for our technologies and product candidates in the United States and other countries. As of September 30, 2016, we had 441 issued United States and foreign patents and 347 pending United States and foreign patent applications that were owned by or licensed to us. We will be able to protect our proprietary rights from unauthorized use by third parties only to the extent that our proprietary technologies and future products are covered by valid and enforceable patents or are effectively maintained as trade secrets.

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

Risks Related to Ownership of Our Common Stock

Our stock price may be volatile.

The market price of our common stock has been, and we expect it to continue to be, subject to significant volatility, and it has declined significantly from our initial public offering price. As of September 30, 2016, the reported closing price for our common stock on The NASDAQ Stock Market was $0.58 per share. Market prices for securities of early stage companies have historically been particularly volatile. Such fluctuations could be in response to, among other things, the factors described in this “Risk Factors” section, or other factors, some of which are beyond our control, such as:

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

On June 14, 2016, we received a notice from The NASDAQ Stock Market LLC (or “NASDAQ”) notifying us that we were not in compliance with the requirement of NASDAQ Listing Rule 5450(a)(1) for continued listing on the NASDAQ Global Market as a result of the closing bid price of our common stock being below $1.00 per share for 30 consecutive business days. In accordance with NASDAQ Listing Rule 5810(c)(3)(A), we had 180 calendar days, or until December 12, 2016, to regain compliance with NASDAQ Listing Rule 5450(a)(1). To regain compliance, the closing bid price of our common stock must be at least $1.00 per share for a minimum of 10 consecutive business days. On November 1, 2016, we received a notice from NASDAQ that we had regained compliance with NASDAQ Listing Rule 5450(a)(1) for continued listing on the NASDAQ Global Market. However, there can be no assurance that we will continue to comply with these requirements in the future or that our common stock will remain listed on the NASDAQ Stock Market.

Any delisting of our common stock from The NASDAQ Stock Market could adversely affect our ability to attract new investors, decrease the liquidity of our outstanding shares of common stock, reduce our flexibility to raise additional capital, reduce the price at which our common stock trades, and increase the transaction costs inherent in trading such shares with overall negative effects for our stockholders. In addition, delisting of our common stock could deter broker-dealers from making a market in or otherwise seeking or generating interest in our common stock, and might deter certain institutions and persons from investing in our securities at all. Furthermore, the delisting of our common stock from The NASDAQ Stock Market would constitute a breach under certain of our financing agreements, including agreements governing our outstanding convertible indebtedness, which could result in an acceleration of such indebtedness. See Note 5, “Debt” to our unaudited condensed consolidated financial statements included in this report for additional details. If such indebtedness is accelerated, it would generally also constitute an event of default under our other outstanding indebtedness, permitting acceleration of such other outstanding indebtedness as well. For these reasons and others, the delisting of our common stock from The NASDAQ Stock Market could adversely affect our business, financial condition and results of operations.

The concentration of our capital stock ownership with insiders will limit the ability to influence corporate matters and presents risks related to the operations of our significant stockholders.

As of October 31, 2016:

•	our executive officers and directors and their affiliates together held approximately 14% of our outstanding common stock;

•	Temasek (who has a designee on our Board of Directors) held approximately 26% of our outstanding common stock; and

•	Total held approximately 24% of our outstanding common stock.

Furthermore, Total and Temasek each hold certain of our convertible promissory notes, which are convertible into approximately 21,143,099 and 2,670,370 shares of our common stock, respectively, as of October 31, 2016. Total and Temasek also hold certain warrants pursuant to which they may purchase shares of our common stock. This significant concentration of share ownership may adversely affect the trading price for our common stock because investors often perceive disadvantages in owning stock in companies with controlling stockholders. Also, these stockholders, acting together, will be able to control our management and affairs and matters requiring stockholder approval, including the election of directors and the approval of significant corporate transactions, such as mergers, consolidations or the sale of all or substantially all of our assets. Consequently, this concentration of ownership may have the effect of delaying or preventing a change of control, including a merger, consolidation or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control, even if that change of control would benefit our other stockholders.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On August 6, 2016, we issued a warrant to purchase 5,000,000 shares of our common stock, at an exercise price of $0.50 per share, to Ginkgo Bioworks, Inc. (“Ginkgo”) in exchange for the transfer of certain information technology from Ginkgo to the Company. The warrant is exercisable for a period of one year from the date of issuance. See Note 8, “Significant Agreements” and Note 18, “Subsequent Events” to our unaudited condensed consolidated financial statements included in this report for additional details regarding our relationship with Ginkgo.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

The exhibits listed in the Exhibit Index included herein at page 111 (other than exhibits 32.01, 32.02 and 101) are filed as part of this Quarterly Report on Form 10-Q and such Exhibit Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 9, 2016	AMYRIS, INC.

/s/ JOHN G. MELO
John G. Melo
Director, President and Chief Executive Officer
(Principal Executive Officer)

Dated: November 9, 2016

/s/ RAFFI ASADORIAN
Raffi Asadorian
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit		Previously Filed				Filed
No.	Description	Form	File No.	Filing Date	Exhibit	Herewith
3.01	Restated Certificate of Incorporation	10-Q	001-34885	November 10, 2010	3.01
3.02	Certificate of Amendment, dated May 9, 2013, to Restated Certificate of Incorporation	S-8	333-188711	May 20, 2013	4.02
3.03	Certificate of Amendment, dated May 12, 2014, to Restated Certificate of Incorporation	10-Q	001-34887	August 8, 2014	3.02
3.04	Certificate of Amendment, dated September 18, 2015, to Restated Certificate of Incorporation	S-3/A	333-206331	November 4, 2015	3.03
3.05	Certificate of Amendment, dated May 18, 2016, to Restated Certificate of Incorporation	10-Q	001-34885	August 9, 2016	3.05
3.06	Restated Bylaws	10-Q	001-34885	November 10, 2010	3.02
4.01	Specimen of Common Stock Certificate	S-1	333-166135	July 6, 2010	4.01
4.02	Amended and Restated Investors’ Rights Agreement, dated June 21, 2010, among registrant and its security holders listed therein	S-1	333-166135	June 23, 2010	4.02
4.03	First Amendment, dated February 23, 2012, to Amended and Restated Investors' Rights Agreement among registrant and registrant's security holders listed therein	S-3	333-180005	March 9, 2012	4.06
4.04	Amendment No. 2, dated December 24, 2012, to Amended and Restated Investors' Rights Agreement among registrant and registrant's security holders listed therein	10-K	001-34885	March 28, 2013	4.04
4.05	Amendment No. 3, dated March 27, 2013, to Amended and Restated Investors' Rights Agreement among registrant and registrant's security holders listed therein	10-Q	001-34885	May 9, 2013	4.02
4.06	Amendment No. 4, dated October 16, 2013, to Amended and Restated Investors' Rights Agreement among registrant and registrant's security holders listed therein	10-K	001-34885	April 2, 2014	4.06
4.07	Amendment No. 5, dated December 24, 2013, to Amended and Restated Investors' Rights Agreement among registrant and registrant's security holders listed therein	10-K	001-34885	April 2, 2014	4.07
4.08	Amendment No. 6, dated July 29, 2015, to Amended and Restated Investors’ Rights Agreement among registrant and registrant’s security holders listed therein	S-3	333-204102	August 12, 2015	4.17
4.09	Warrant to Purchase Stock, dated December 23, 2011, issued to ATEL Ventures, Inc.	10-K	001-34885	February 28, 2012	4.07
4.10	Side Letter, dated June 21, 2010, between registrant and Total Gas & Power USA, SAS	S-1	333-166135	June 23, 2010	4.19
4.11	Agreement, dated February 23, 2012, among registrant, Maxwell (Mauritius) Pte Ltd, Naxyris SA, Biolding Investment SA and Sualk Capital Ltd.	10-Q	001-34885	May 9, 2012	4.02
4.12	Securities Purchase Agreement, dated February 24, 2012, among registrant and certain investment funds affiliated with Fidelity Investments Institutional Services Company, Inc. listed therein (each, a Fidelity Purchaser)	S-3	333-180005	March 9, 2012	4.02
4.13	Form of Unsecured Senior Convertible Promissory Note issued by registrant to the Fidelity Purchasers in the amounts set forth next to each Fidelity Purchaser's name on Schedule I of Exhibit 4.12 hereof	S-3	333-180005	March 9, 2012	4.03
4.14	Registration Rights Agreement, dated February 27, 2012, among registrant and the Fidelity Purchasers	S-3	333-180005	March 9, 2012	4.04
4.15[c]	Form of Common Stock Purchase Agreement among registrant and certain investors	10-Q	001-34885	August 8, 2012	4.01
4.16	Securities Purchase Agreement, dated July 30, 2012, between registrant and Total Gas & Power USA, SAS	10-Q	001-34885	November 9, 2012	4.01

4.17	Registration Rights Agreement, dated July 30, 2012, between registrant and Total Gas & Power USA, SAS	10-Q	001-34885	November 9, 2012	4.03
4.18	1.5% Senior Secured Convertible Note, dated July 29, 2015, issued by registrant to Total Energies Nouvelles Activités USA (RS-9)	10-Q	001-34885	November 9, 2015	4.21
4.19	1.5% Senior Convertible Note, dated March 21, 2016, issued by registrant to Total Energies Nouvelles Activités USA (RS-10)	10-Q	001-34885	May 10, 2016	4.19
4.20[a]	Securities Purchase Agreement, dated December 24, 2012, between registrant and certain investors listed therein	10-K	001-34885	March 28, 2013	4.16
4.21[a]	Follow-On Investment Agreement, dated December 24, 2012, between registrant and Biolding Investment SA	10-K	001-34885	March 28, 2013	4.17
4.22	Securities Purchase Agreement, dated March 27, 2013, between registrant and Biolding Investment SA	10-Q	001-34885	May 9, 2013	4.01
4.23	Securities Purchase Agreement (including Form of Tranche I Senior Convertible Note and Form of Tranche II Senior Convertible Note) , dated August 8, 2013, between registrant, Maxwell (Mauritius) Pte Ltd and Total Energies Nouvelles Activités USA (f.k.a. Total Gas & Power USA, SAS)	10-Q	001-34885	November 5, 2013	4.01
4.24[a]	Amendment No. 1, dated October 16, 2013, to the Securities Purchase Agreement, dated August 8, 2013, between registrant and other parties named therein	10-K	001-34885	April 2, 2014	4.24
4.25	Tranche I Note Amendment and Amendment No. 2, dated December 24, 2013, to the Securities Purchase Agreement, dated August 8, 2013, between registrant and other parties named therein	10-K	001-34885	April 2, 2014	4.25
4.26ad	5% Unsecured Convertible Note, dated October 16, 2013, issued to Total Energies Nouvelles Activités USA	10-Q	001-34885	May 9, 2014	4.04
4.27ae	10% Unsecured Convertible Note, dated January 15, 2014, issued to Total Energies Nouvelles Activités USA	10-Q	001-34885	May 9, 2014	4.06
4.28	Voting Agreement, dated August 8, 2013, among registrant and registrant's security holders named therein	10-Q	001-34885	November 5, 2013	4.02
4.29	Loan and Security Agreement, dated March 29, 2014, between registrant and Hercules Technology Growth Capital, Inc.	10-Q	001-34885	May 9, 2014	4.02
4.30	First Amendment, dated June 12, 2014, to Loan and Security Agreement, dated March 29, 2014, between registrant and Hercules Technology Growth Capital, Inc.	10-Q	001-34885	August 8, 2014	4.06
4.31	Second Amendment, dated March 31, 2015, to Loan and Security Agreement, dated March 29, 2014, between registrant and Hercules Technology Growth Capital, Inc.	10-Q	001-34885	May 7, 2015	10.05
4.32	Third Amendment, dated November 30, 2015, to Loan and Security Agreement, dated March 29, 2014, between registrant and Hercules Technology Growth Capital, Inc.	10-K	001-34885	March 30, 2013	4.37
4.33	Letter Agreement, dated March 29, 2014, between registrant and Total Energies Nouvelles Activités USA	10-Q	001-34885	May 9, 2014	4.03
4.34[a]	Amended and Restated Letter Agreement re: Certain Registration Rights, dated May 8, 2014, between registrant and the purchasers listed therein	10-Q	001-34885	August 8, 2014	4.01
4.35	Indenture, dated May 29, 2014, between registrant and Wells Fargo Bank, National Association, as Trustee	8-K	001-34885	May 29, 2014	4.01
4.36	6.5% Convertible Senior Note due 2019, dated May 29, 2014, issued by registrant to Morgan Stanley & Co. LLC	10-Q	001-34885	August 8, 2014	4.02

4.37[f]	6.5% Convertible Senior Note due 2019, dated May 29, 2014, issued by registrant to Maxwell (Mauritius) Pte Ltd.	10-Q	001-34885	August 8, 2014	4.03
4.38	Registration Rights Agreement, dated February 24, 2015, between the registrant and Nomis Bay Ltd	8-K	001-34885	February 26, 2015	4.01
4.39[g]	Voting Agreement, dated July 24, 2015, between registrant and Foris Ventures, LLC	10-Q	001-34885	November 9, 2015	4.43
4.40	Securities Purchase Agreement, dated July 24, 2015, between registrant and the Purchasers listed therein	10-Q	001-34885	November 9, 2015	4.44
4.41[h]	Warrant to Purchase Stock, issued on July 24, 2015, by registrant to Total Energies Nouvelles Activités USA	S-3	333-204102	August 12, 2015	4.21
4.42	Exchange Agreement, dated July 29, 2015, between registrant and the Investors therein	10-Q	001-34885	November 9, 2015	4.46
4.43	Maturity Treatment Agreement, dated July 29, 2015, between registrant and the Investors listed therein	10-Q	001-34885	November 9, 2015	4.47
4.44	Letter Agreement, dated as of July 29, 2015, among registrant and registrant’s security holders listed therein	S-3	333-204102	August 12, 2015	4.20
4.45	Warrant to Purchase Stock, issued July 29, 2015, by the registrant to Total Energies Nouvelles Activités USA	S-3	333-204102	August 12, 2015	4.23
4.46	Warrant to Purchase Stock, issued July 29, 2015, by the registrant to Maxwell (Mauritius) PTE Ltd	S-3	333-204102	August 12, 2015	4.26
4.47	Indenture, dated October 20, 2015, between registrant and Wells Fargo Bank, National Association, as Trustee	8-K	001-34885	October 20, 2015	4.01
4.48	9.50% Convertible Senior Note due 2019, dated October 20, 2015, issued by registrant to Cede & Co.	10-K	001-34885	March 30, 2016	4.56
4.49	Registration Rights Agreement, dated October 20, 2015, between the registrant and the registrant’s security holders listed therein	8-K	001-34885	October 20, 2015	4.02
4.50	Note and Warrant Purchase Agreement, dated February 12, 2016, between registrant and the purchasers listed therein	10-Q	001-34885	May 10, 2016	4.50
4.51[i]	Unsecured Promissory Note, dated February 12, 2016, between registrant and Foris Ventures, LLC	10-Q	001-34885	May 10, 2016	4.51
4.52[j]	Warrant to Purchase Stock, issued February 12, 2016, by registrant to Foris Ventures, LLC	10-Q	001-34885	May 10, 2016	4.52[j]
4.53	Form of Convertible Note between registrant and a private investor	8-K	001-34885	May 10, 2016	4.1
4.54	Note Purchase Agreement, dated June 24, 2016, between registrant and Foris Ventures, LLC	10-Q	001-34885	August 9, 2016	4.50
4.56	Secured Promissory Note, dated June 24, 2016, issued by registrant to Foris Ventures, LLC	10-Q	001-34885	August 9, 2016	4.51
4.57	Form of Additional Note between registrant and a private investor	8-K	001-34885	September 9, 2016	4.1
4.58	Warrant to Purchase Common Stock, issued August 6, 2016, by registrant to Ginkgo Bioworks, Inc.					X
10.01	First Addendum to the Share Purchase and Sale Agreement, dated September 1, 2016, among registrant, Amyris Brasil Ltda., São Martinho S.A. and SMA Industria Quimica Ltda					X
10.02	Second Amended and Restated Operating Agreement, dated July 19, 2016, by and among registrant, Cosan US, Inc., American Refining Group, Inc. and Novvi LLC					X
10.03[b]	Amended & Restated IP License Agreement, dated July 19, 2016, between registrant and Novvi LLC					X
10.04[b]	Collaboration Agreement, dated September 30, 2016, between registrant and Ginkgo Bioworks, Inc.					X

31.01	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(c) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.02	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(c) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.01[k]	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.02[k]	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101[l]	The following materials from registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Operations; (ii) the Consolidated Balance Sheets; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Convertible Preferred Stock, Redeemable Noncontrolling Interest and Equity (Deficit); (v) the Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements	X

a	Portions of this exhibit, which have been granted confidential treatment by the Securities and Exchange Commission, have been omitted.
b	Portions of this exhibit have been omitted pending a determination by the Securities and Exchange Commission as to whether these portions should be granted confidential treatment.
c	Substantially identical Common Stock Purchase Agreements, each dated May 18, 2012, were entered into with five separate investors. Registrant has filed the form of such Common Stock Purchase Agreements, which is substantially identical in all material respects to all of such Common Stock Purchase Agreements, except as to the parties thereto and the number of shares being purchased.
d	Registrant issued substantially identical 5% Unsecured Convertible Notes (the "5% Notes") to Total Gas & Power USA, SAS (“Total’), FIAM Target Date Large Cap Stock Commingled Pool (formerly known as Fidelity Pyramis Lifecycle Large Cap Stock Commingled Pool. Fidelity Variable Insurance Products Fund Ill: Growth & Income Portfolio, Fidelity Hastings Street Trust: Fidelity Advisor Series Growth & Income Fund. Fidelity Securities Fund: Fidelity Growth & Income Portfolio Fidelity Hastings Street Trust: Fidelity Series Growth & Income Fund. Fidelity Commonwealth Trust: Fidelity Large Cap Stock Fund, and Maxwell (Mauritius) Pte Ltd on October 16. 2013. Registrant has filed the 5% Note issued to Total. and has included with Exhibit 4.04 a schedule (Schedule A to Exhibit 4.04 of registrant’s Form 10-Q filed on May 9, 2014) identifying each of the 5% Notes and setting forth the material detail in which the other 5% Note(s) differ from the filed 5% Note (i.e. the Purchasers. the amounts of the 5% Notes. and the conversion price).
e	Registrant issued substantially identical 10% Unsecured Convertible Notes (the "10% Notes") to Total Wolverine Flagship Fund Trading Limited and Maxwell (Mauritius) Pte Ltd on January 15 2014. Registrant has filed the 10% Note issued to Total and has included with Exhibit 4.06. a schedule (Schedule A to Exhibit 4.06 of registrant’s Form 10-Q filed on May 9, 2014) identifying each of the 10% Notes and setting forth the material details in which the other 10% Note(s) differ from the filed 10% Note (i.e. the purchasers and the amounts of the 10% Notes).
f	Registrant issued substantially identical 6.5% Senior Convertible Notes due 2019 (the “6.5% Notes”) to Maxwell (Mauritius) Pte Ltd. (“Temasek”), Total Energies Nouvelles Activités USA, and Foris Ventures, LLC on May 29, 2014. Registrant has filed the 6.5% Note issued to Temasek, and has included, with such exhibit, a schedule (Schedule A to Exhibit 4.03 of registrant's Form 10-Q filed August 8, 2014) identifying each of the 6.5% Notes and setting forth the material details in which the other 6.5% Notes differ from the filed 6.5% Note (i.e., the note number, the purchasers, and the amounts of the 6.5% Notes).
g	Substantially identical Voting Agreements, each dated July 31, 2015, were entered into with five separate investors. Registrant has filed Voting Agreement entered into by registrant and Foris Ventures LLC, which is substantially identical in all material respects to all of such Voting Agreements, except as to the parties thereto.
h	Registrant issued substantially identical warrants to the purchasers under that certain Securities Purchase Agreement entered into on July 24. 2015~ Registrant has filed the warrant issued to Total Energies Nouvelles Activités USA and has included with such Exhibit a schedule (Schedule A to Exhibit 4.03 of registrants Form 10-Q filed on August 8, 2015) identifying each of the warrants and setting forth the material details in which the other warrants differ from the filed form of warrant (i.e. the names of the purchasers. the certificate numbers and the respective amounts of shares underlying the warrants).
i	Substantially identical Unsecured Promissory Notes (the “Notes”) were entered into with three separate investors. Registrant has filed the Note entered into by registrant and Foris Ventures LLC. Registrant has included with Exhibit 4.50 a schedule (Schedule I) identifying each of the Notes and setting forth the material details in which the other Notes differ from that of Exhibit 4.51 (i.e. the dates of issuance, the names of the purchasers. the principal and purchase price).
j	Substantially identical Warrants to Purchase Stock (the “Warrants”) were entered into with three separate investors. Registrant has filed the Warrant entered into by registrant and Foris Ventures LLC. Registrant has included with Exhibit 4.50 a schedule (Schedule I) identifying each of the Warrants and setting forth the material details in which the other Warrants differ from that of Exhibit 4.52 (i.e. the dates of issuance, the names of the purchasers. the amount of warrant shares and purchase price).
k	This certification shall not be deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that Section, nor shall it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.
l	Pursuant to applicable securities laws and regulations, registrant is deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and is not subject to liability under any anti-fraud provisions of the federal securities laws as long as registrant has made a good faith attempt to comply with the submission requirements and promptly amends the interactive data files after becoming aware that the interactive data files fails to comply with the submission requirements. These interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act, are deemed not filed for purposes of Section 18 of the Exchange Act and otherwise are not subject to liability under those sections.

