Form 10-Q
period 2017-03-31
AMYRIS, INC.
filed 2017-05-15
CIK 1365916

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2017
Common Stock, $0.0001 par value per share	297,086,351

AMYRIS, INC.

QUARTERLY REPORT ON FORM 10-Q

For the Quarterly Period Ended March 31, 2017

PART I

ITEM 1. FINANCIAL STATEMENTS

Amyris, Inc.

Condensed Consolidated Balance Sheets

(In Thousands, Except Shares and Per Share Amounts)

(Unaudited)

	March 31, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$1,297	$27,150
Restricted cash	301	4,326
Short-term investments	1,188	1,374
Accounts receivable, net of allowance of $478 and $478, respectively	8,122	13,105
Related party accounts receivable, net of allowance of $23 and $23, respectively	416	872
Inventories, net	7,077	6,213
Prepaid expenses and other current assets	5,652	6,083
Total current assets	24,053	59,123
Property, plant and equipment, net	53,045	53,735
Restricted cash	958	957
Equity and loans in affiliates	34	34
Other assets	16,794	15,464
Goodwill and intangible assets	560	560
Total assets	$95,444	$129,873
Liabilities, Mezzanine Equity and Stockholders' Deficit
Current liabilities:
Accounts payable	$16,453	$15,315
Deferred revenue	3,487	5,288
Accrued and other current liabilities	31,806	29,188
Capital lease obligation, current portion	405	922
Debt, current portion	15,290	25,853
Related party debt	34,165	33,302
Total current liabilities	101,606	109,868
Capital lease obligation, net of current portion	405	334
Long-term debt, net of current portion	131,759	128,744
Related party debt	39,724	39,144
Deferred rent, net of current portion	8,691	8,906
Deferred revenue, net of current portion	6,650	6,650
Derivative liabilities	5,144	6,894
Other liabilities	7,716	7,841
Total liabilities	301,695	308,381
Commitments and contingencies (Note 6)
Mezzanine Equity
Contingently redeemable common stock (Note 8)	5,000	5,000
Stockholders’ deficit:
Preferred stock - $0.0001 par value, 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock - $0.0001 par value, 500,000,000 and 500,000,000 shares authorized as of March 31, 2017 and December 31, 2016, respectively; 287,973,020 and 274,108,808 shares issued and outstanding as of March 31, 2017 and December 31, 2016, respectively	28	27
Additional paid-in capital	1,000,174	990,870
Accumulated other comprehensive loss	(40,581)	(40,904)
Accumulated deficit	(1,171,809)	(1,134,438)
Total Amyris, Inc. stockholders’ deficit	(212,188)	(184,445)
Noncontrolling interest	937	937
Total stockholders' deficit	(211,251)	(183,508)
Total liabilities, mezzanine equity and stockholders' deficit	$95,444	$129,873

See the accompanying notes to the unaudited condensed consolidated financial statements.

Amyris, Inc.

Condensed Consolidated Statements of Operations

(In Thousands, Except Shares and Per Share Amounts)

(Unaudited)

	Three Months Ended March 31,
	2017	2016
Revenues
Renewable product sales	$8,292	$3,140
Grants and collaborations revenue	4,688	5,671
Total revenues	12,980	8,811
Cost and operating expenses
Cost of products sold	12,768	11,178
Research and development	14,778	11,906
Sales, general and administrative	12,778	12,266
Total cost and operating expenses	40,324	35,350
Loss from operations	(27,344)	(26,539)
Other income (expense):
Interest income	61	57
Interest expense	(12,184)	(8,359)
Gain from change in fair value of derivative instruments	2,339	21,678
Gain/(loss) upon extinguishment of debt	96	(216)
Other expense, net	(380)	(1,814)
Total other income (expense)	(10,068)	11,346
Loss before income taxes	(37,412)	(15,193)
(Benefit from)/provision for income taxes	41	(115)
Net loss	(37,371)	(15,308)
Net loss attributable to noncontrolling interest	—	—
Net loss attributable to Amyris, Inc. common stockholders	$(37,371)	$(15,308)
Net loss per share attributable to common stockholders:
Basic	$(0.13)	$(0.07)
Diluted	$(0.13)	$(0.12)
Weighted-average shares of common stock outstanding used in computing net loss per share of common stock:
Basic	290,039,216	207,199,563
Diluted	290,039,216	260,932.09

See the accompanying notes to the unaudited condensed consolidated financial statements.

Amyris, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(In Thousands)

(Unaudited)

	Three Months Ended March 31,
	2017	2016
Comprehensive loss:
Net loss	$(37,371)	$(15,308)
Foreign currency translation adjustment, net of tax	323	4,687
Total comprehensive loss	(37,048)	(10,621)
Loss attributable to noncontrolling interest	—	—
Comprehensive loss attributable to Amyris, Inc.	$(37,048)	$(10,621)

See the accompanying notes to the unaudited condensed consolidated financial statements.

Amyris, Inc.

Condensed Consolidated Statements of Stockholders’ Deficit

(In Thousands, Except Shares)

(Unaudited)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Deficit	Mezzanine Equity
December 31, 2016	274,108,808	$27	$990,870	$(1,134,438)	$(40,904)	$937	$(183,508)	$5,000
Issuance of common stock upon exercise of stock options, net of restricted stock	500	—	—	—	—	—	—	—
Issuance of common stock for settlement of debt principal payments	13,546,448	1	7,680	—	—	—	7,681	—
Shares issued from restricted stock settlement	317,264	—	(22)	—	—	—	(22)	—
Stock-based compensation	—	—	1,646	—	—	—	1,646	—
Foreign currency translation adjustment	—	—	—	—	323	—	323	—
Net loss	—	—	—	(37,371)	—	—	(37,371)	—
March 31, 2017	287,973,020	$28	$1,000,174	$(1,171,809)	$(40,581)	$937	$(211,251)	$5,000

See the accompanying notes to the unaudited condensed consolidated financial statements.

Amyris, Inc.

Condensed Consolidated Statements of Cash Flows

(In Thousands)

(Unaudited)

	Three Months Ended March 31,
	2017	2016
Operating activities
Net loss	$(37,371)	$(15,308)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,715	2,869
Loss on disposal of property, plant and equipment	(55)	(37)
Stock-based compensation	1,646	2,051
Amortization of debt discount and issuance costs	4,473	2,994
(Gain)/loss upon extinguishment of debt	(96)	216
Gain from change in fair value of derivative instruments	(2,339)	(21,678)
(Gain)/loss on foreign currency exchange rates	(295)	1,117
Changes in assets and liabilities:
Accounts receivable	4,888	(1,484)
Related party accounts receivable	500	(300)
Inventories, net	(867)	3,870
Prepaid expenses and other assets	(713)	1,288
Accounts payable	450	(810)
Accrued and other liabilities	3,730	2,924
Deferred revenue	(1,844)	(1,292)
Deferred rent	(215)	(163)
Net cash used in operating activities	(25,393)	(23,743)
Investing activities
Purchase of short-term investments	(1,781)	(1,377)
Maturities of short-term investments	2,094	1,627
Change in restricted cash	4,040	13
Purchases of property, plant and equipment, net of disposals	(457)	(271)
Net cash provided by (used in) investing activities	3,896	(8)
Financing activities
Employees' taxes paid upon vesting of restricted stock units	(22)	(48)
Principal payments on capital leases	(627)	(160)
Proceeds from debt issued	1,500	—
Proceeds from debt issued to related party	—	20,000
Principal payments on debt	(4,273)	(729)
Net cash provided by (used in) financing activities	(3,762)	19,063
Effect of exchange rate changes on cash and cash equivalents	(83)	522
Net decrease in cash and cash equivalents	(25,853)	(4,166)
Cash and cash equivalents at beginning of period	27,150	11,992
Cash and cash equivalents at end of period	$1,297	$7,826

Amyris, Inc.

Condensed Consolidated Statements of Cash Flows—(Continued)

(In Thousands)

	Three Months Ended March 31,
	2017	2016
Supplemental disclosures of cash flow information:
Cash paid for interest	$1,863	$990
Supplemental disclosures of non-cash investing and financing activities:
Acquisitions of property, plant and equipment under accounts payable, accrued liabilities and notes payable	$(821)	$(521)
Financing of equipment	$180	$100
Financing of insurance premium under notes payable	$(146)	$(159)
Issuance of common stock for settlement of debt principal and interest payments	$7,681	$—
Interest capitalized to debt	$1,115	$1,010
Purchase of property, plant and equipment via deposit	$—	$24
Non-cash investment in joint venture	$—	$600
Cancellation of debt and accrued interest on disposal of interest in affiliate	$—	$4,252

See the accompanying notes to the unaudited condensed consolidated financial statements.

Amyris, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

1. The Company

Amyris, Inc. (or the Company) was incorporated in California on July 17, 2003 and reincorporated in Delaware on April 15, 2010 for the purpose of leveraging breakthroughs in bioscience technology to develop and provide renewable compounds for a variety of markets. The Company is currently applying its industrial synthetic biology platform to engineer, manufacture and sell high performance, low cost products into Health and Nutrition, Personal Care and Performance Material markets. The Company's first commercialization efforts have been focused on a renewable hydrocarbon molecule called farnesene (Biofene®), which forms the basis for a wide range of products including nutraceuticals, skin care, fragrances, solvents, polymers, and lubricants ingredients. In 2014, the Company began manufacturing additional molecules for the flavors and fragrance (F&F) industry, in 2015 the Company began investing to expand its capabilities to other small molecule chemical classes beyond terpenes via its collaboration with the Defense Advanced Research Project Agency, as discussed below, and in 2016 the Company expanded into proteins. While the Company's platform is able to use a wide variety of feedstocks, the Company has initially focused on Brazilian sugarcane because of its renewability, low cost and relative price stability. The Company has established one principal operating subsidiary, Amyris Brasil Ltda. (formerly Amyris Brasil S.A., or Amyris Brasil) which oversees the Company’s production operations in Brazil.

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

The Company has incurred significant operating losses since its inception and believes that it will continue to incur losses and negative cash flow from operations into at least 2018. As of March 31, 2017, the Company had negative working capital of $77.6 million, an accumulated deficit of $1,171.8 million, and had cash, cash equivalents and short term investments of $2.5 million. The Company will need additional financing as early as the second quarter of 2017 to support its liquidity needs. See Note 18, “Subsequent Events” for details regarding financing transactions completed subsequent to March 31, 2017. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. If the Company is unable to continue as a going concern, it may be unable to meet its obligations under its existing debt facilities, which could result in an acceleration of its obligation to repay all amounts outstanding under those facilities, and it may be forced to liquidate its assets.

As of March 31, 2017, the Company's debt, net of discount and issuance costs of $42.0 million, totaled $220.9 million, of which $49.5 million is classified as current. In addition to upcoming debt maturities, the Company's debt service obligations over the next twelve months are significant, including $20.8 million of anticipated cash interest payments. The Company's debt agreements contain various covenants, including certain restrictions on the Company's business that could cause the Company to be at risk of defaults such as restrictions on additional indebtedness, material adverse effect and cross default clauses. A failure to comply with the covenants and other provisions of the Company’s debt instruments, including any failure to make a payment when required would generally result in events of default under such instruments, which could permit acceleration of such indebtedness. If such indebtedness is accelerated, it would generally also constitute an event of default under the Company’s other outstanding indebtedness, permitting acceleration of such other outstanding indebtedness. Any required repayment of such indebtedness as a result of acceleration or otherwise would consume current cash on hand such that the Company would not have those funds available for use in its business or for payment of other outstanding indebtedness. Please refer to Note 5, “Debt and Mezzanine Equity”, Note 6, “Commitments and Contingencies” and Note 18, “Subsequent Events” for further details regarding the Company's debt service obligations and commitments. The Company also has a significant working capital deficit and contractual obligations related to capital and operating leases, as well as purchase commitments.

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying interim condensed consolidated financial statements have been prepared in accordance with the accounting principles generally accepted in the United States of America (or “GAAP”) and with the instructions for Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and notes required for complete financial statements. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Form 10-K for the fiscal year ended December 31, 2016 as filed with the Securities and Exchange Commission (or the “SEC”) on April 17, 2017. The unaudited condensed consolidated financial statements include the accounts of the Company and its consolidated subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

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

The accompanying interim condensed consolidated financial statements and related disclosures are unaudited, have been prepared on the same basis as the annual consolidated financial statements, except for the impact of adoption of certain accounting standards as described below, and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for a fair statement of the results of operations for the periods presented. In the quarter ended March 31, 2017 the Company adopted Accounting Standards Update (“ASU”) No. 2015-11, Simplifying the Measurement of Inventory, ASU No. 2016-06, Contingent Put and Call Options in Debt Instruments, ASU No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. None of the ASU’s adopted had a material impact on the Company’s condensed consolidated financial statements.

The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. The condensed consolidated results of operations for any interim period are not necessarily indicative of the results to be expected for the full year or for any other future year or interim period.

Recent Accounting Pronouncements

In November 2016, the Financial Accounting Standards Board (FASB) issued ASU 2016-18 Statement of Cash Flows - Restricted Cash. The amendments in this update require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The amendments in this update are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The amendments in this update should be applied using a retrospective transition method to each period presented. The Company has not adopted the update. Upon adoption this would result in a change in the presentation of restricted cash in the statement of cash flows.

In October 2016, FASB issued ASU 2016-16, Intra-Entity Transfers of Assets Other Than Inventory on simplifying the accounting for income taxes related to intra-entity asset transfers. The new guidance allows an entity to recognize the tax expense from the sale of an asset in the seller’s tax jurisdiction when the transfers occur, even though the pre-tax effects of that transaction are eliminated in consolidation. This guidance will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Early adoption is permitted only in the first quarter of 2017. The Company does not expect a material impact on its financial statements upon adoption of this standard.

In August 2016, FASB issued ASU 2016-15 Classification of Certain Cash Receipts and Cash Payments on the statement of cash flows. The new guidance clarifies classification of certain cash receipts and cash payments in the statement of cash flows. This guidance will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017 and interim periods within those fiscal years. Early adoption is permitted. The Company is evaluating the impact of adopting this accounting standard update on the financial statements and related disclosures.

In June 2016, FASB issued ASU No. 2016-13, Allowance for Loan and Lease Losses (Financial Instruments - Credit Losses Topic 326). New impairment guidance for certain financial instruments (including trade receivables) will replace the current “incurred loss” model for estimating credit losses with a forward looking “expected loss” model. The ASU is effective for the Company for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early application is permitted as of the fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is evaluating the impact of this standard on its financial statements.

In February 2016, FASB issued Accounting Standards Update2016-02-Leases with fundamental changes to how entities account for leases. Lessees will need to recognize a right-of-use asset and a lease liability for virtually all of their leases (other than leases that meet the definition of a short-term lease). The liability will be equal to the present value of lease payments. The asset will be based on the liability, subject to adjustment, such as for initial direct costs. Additional disclosures for leases will also be required. The standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted. The new standard must be adopted using a modified retrospective transition, and provides for certain practical expedients. The new standard may materially impact the Company’s financial statements.

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

In May 2014, FASB issued new guidance related to revenue recognition. In March, April, May and December 2016, the FASB issued additional amendments to the new revenue guidance relating to reporting revenue on a gross versus net basis, identifying performance obligations, licensing arrangements, collectability, noncash consideration, presentation of sales tax, and transition. This new standard will replace all current GAAP guidance on this topic and eliminate all industry-specific guidance. The new revenue recognition update guidance provides a unified model to determine how revenue is recognized. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The FASB has issued several updates to the standard which i) clarify the application of the principal versus agent guidance (ASU 2016-08); ii) clarify the guidance on inconsequential and perfunctory promises and licensing (ASU 2016-10) and iii) narrow-scope improvements and practical expedients (ASU 2016-12). On July 9, 2015, the FASB voted to defer the effective date by one year to December 15, 2017 for interim and annual reporting periods beginning after that date and permitted early adoption of the standard, but not before the original effective date of December 15, 2016. Entities have the option of using either a full retrospective or a modified retrospective approach to adopt the new standard. Therefore, the new standard will be effective commencing with our quarter ending March 31, 2018. The Company is currently assessing the potential impact of this new standard on its financial statements and has not selected the transition method. While the Company continues to assess the impact of the new guidance on its revenue recognition policies, it is expected that a key area will be the assessment of contract modifications and collaboration contracts to determine if identification of performance obligations is impacted, which may impact the timing of revenue recognition. In addition, the Company expects additional disclosures related to revenue.

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

There were no transfers between the levels, and as of March 31, 2017, the Company’s financial assets and financial liabilities at fair value were classified within the fair value hierarchy as follows (in thousands):

	Level 1	Level 2	Level 3	Balance as of March 31, 2017
Financial Assets
Money market funds	$297	$—	$—	$297
Certificates of deposit	1,188	—	—	1,188
Total financial assets	$1,485	$—	$—	$1,485
Financial Liabilities
Loans payable (1)	$—	$51,378	$—	$51,378
Credit facilities (1)	—	50,891	—	50,891
Convertible notes (1)	—	—	115,268	115,268
Compound embedded derivative liabilities	—	—	2,728	2,728
Currency interest rate swap derivative liability	—	2,961	—	2,961
Total financial liabilities	$—	$105,230	$117,996	$223,226

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

As of December 31, 2016, the Company’s financial assets and financial liabilities are presented below at fair value and were classified within the fair value hierarchy as follows (in thousands):

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

_______

(1) These liabilities are carried on the condensed consolidated balance sheet on a historical cost basis (noting that the Remaining Notes subject to the Maturity Treatment Agreement were revalued to fair value on July 29, 2015, see Note 5 “Debt and Mezzanine Equity” and Note 18, “Subsequent Events” for details).

The following table provides a reconciliation of the beginning and ending balances for the convertible notes disclosed at fair value using significant unobservable inputs (Level 3) (in thousands):

2017
Balance at January 1	$117,767
New instruments	15,049
Conversion/extinguishment of convertible notes	(21,077)
Change in fair value of convertible notes	3,529
Balance at March 31	$115,268

Derivative Instruments

The following table provides a reconciliation of the beginning and ending balances for the compound embedded derivative liabilities measured at fair value using significant unobservable inputs (Level 3) (in thousands):

2017
Balance at January 1	$4,135
Gain from change in fair value of derivative liabilities	(1,984)
Additions	577
Balance at March 31	$2,728

The compound embedded derivative liabilities represent the fair value of the equity conversion options and "make-whole" provisions, as well as the down round conversion price adjustment or conversion rate adjustment provisions of the R&D Notes, the Tranche I Notes, the Tranche II Notes, the 2014 144A Notes and the 2015 144A Notes (see Note 5, “Debt and Mezzanine Equity”). There is no current observable market for these types of derivatives and, as such, the Company determined the fair value of the embedded derivatives using a Monte Carlo simulation valuation model for the R&D Notes and the binomial lattice model for the Tranche I Notes, the Tranche II Notes, the 2014 144A Notes and the 2015 144A Notes (or, collectively, Convertible Notes). A Monte Carlo simulation valuation model combines expected cash outflows with market-based assumptions regarding risk-adjusted yields, stock price volatility, probability of a change of control and the trading information of the Company's common stock into which the notes are or may be convertible. A binomial lattice model generates two probable outcomes - one up and another down - arising at each point in time, starting from the date of valuation until the maturity date. A lattice model was used to determine if the Convertible Notes would be converted, called or held at each decision point. Within the lattice model, the following assumptions are made: (i) the Convertible Notes will be converted early if the conversion value is greater than the holding value and (ii) the Convertible Notes will be called if the holding value is greater than both (a) redemption price and (b) the conversion value at the time. If the Convertible Notes are called, then the holder will maximize their value by finding the optimal decision between (1) redeeming at the redemption price and (2) converting the Convertible Notes. Using this lattice method, the Company valued the embedded derivatives using the "with-and-without method", where the fair value of the Convertible Notes including the embedded derivative is defined as the "with", and the fair value of the Convertible Notes excluding the embedded derivatives is defined as the "without". This method estimates the fair value of the embedded derivatives by looking at the difference in the values between the Convertible Notes with the embedded derivatives and the fair value of the Convertible Notes without the embedded derivatives. The lattice model uses the stock price, conversion price, maturity date, risk-free interest rate, estimated stock volatility and estimated credit spread. The Company marks the compound embedded derivatives to market due to the conversion price not being indexed to the Company's own stock. As of March 31, 2017 and December 31, 2016, included in "Derivative Liabilities" on the condensed consolidated balance sheet are the Company's compound embedded derivative liabilities of $2.7 million and $4.1 million, respectively.

The market-based assumptions and estimates used in valuing the compound embedded derivative liabilities include amounts in the following ranges/amounts:

	March 31, 2017			March 31, 2016
Risk-free interest rate	0.74%	-	1.30%	0.80%	-	0.89%
Risk-adjusted yields	12.50%	-	22.63%	35.00%	-	45.13%
Stock-price volatility		45%			45%
Probability of change in control		5%			5%
Stock price		$0.53			$1.11
Credit spread	11.28%	-	21.35%	34.16%	-	44.25%
Estimated conversion dates	2017	-	2019	2016	-	2019

Changes in valuation assumptions can have a significant impact on the valuation of the embedded derivative liabilities. For example, all other things being equal, a decrease/increase in the Company’s stock price, probability of change of control, credit spread, term to maturity/conversion or stock price volatility decreases/increases the valuation of the liabilities, whereas a decrease/increase in risk adjusted yields or risk-free interest rates increases/decreases the valuation of the liabilities. The conversion price of certain of the Convertible Notes also include conversion price adjustment features and for, example, issuances of common stock by the Company at prices lower than the conversion price result in a reset of the conversion price of such notes, which increases the value of the embedded derivative liabilities. See Note 5, “Debt and Mezzanine Equity” for further details of conversion price adjustment features.

In June 2012, the Company entered into a loan agreement with Banco Pine S.A. (or "Banco Pine") under which Banco Pine provided the Company with a loan (or the "Banco Pine Bridge Loan") (see Note 5, “Debt and Mezzanine Equity”). At the time of the Banco Pine Bridge Loan, the Company also entered into a currency interest rate swap arrangement with Banco Pine with respect to the repayment of R$22.0 million (approximately US$6.9 million based on the exchange rate as of March 31, 2017) of the Banco Pine Bridge Loan. The swap arrangement exchanges the principal and interest payments under the Banco Pine Bridge Loan for alternative principal and interest payments that are subject to adjustment based on fluctuations in the foreign exchange rate between the U.S. dollar and Brazilian real. The swap has a fixed interest rate of 3.94%. Changes in the fair value of the swap are recognized in “Gain (loss) from change in fair value of derivative instruments" in the condensed consolidated statements of operations are as follows (in thousands):

Type of Derivative Contract	Income Statement Classification	Three Months Ended March 31,
		2017	2016
Currency interest rate swap	Gain from change in fair value of derivative instruments	$355	$845

Derivative instruments measured at fair value as of March 31, 2017 and December 31, 2016, and their classification on the condensed consolidated balance sheets are as follows (in thousands):

	March 31, 2017	December 31, 2016
Fair market value of compound embedded derivative liabilities	$2,150	$4,135
Non-current fair value of swap obligations	2,979	3,343
Total derivative liabilities	$5,129	$7,478

4. Balance Sheet Components

Inventories, net

Inventories, net are stated at the lower of cost or net realizable value and comprise of the following (in thousands):

	March 31, 2017	December 31, 2016
Raw materials	$3,038	$3,159
Work-in-process	1,343	1,848
Finished goods	2,696	1,206
Inventories, net	$7,077	$6,213

Property, Plant and Equipment, net

Property, plant and equipment, net is comprised of the following (in thousands):

	March 31, 2017	December 31, 2016
Machinery and equipment	$84,853	$82,688
Leasehold improvements	38,828	38,785
Computers and software	9,658	9,585
Buildings	4,834	4,699
Furniture and office equipment	2,350	2,333
Vehicles	136	164
Land	460	460
Construction in progress	2,465	2,216
	143,584	140,930
Less: accumulated depreciation and amortization	(90,539)	(87,195)
Property, plant and equipment, net	$53,045	$53,735

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

Property, plant and equipment, net includes $3.1 million and $3.1 million of machinery and equipment under capital leases as of March 31, 2017 and December 31, 2016, respectively. Accumulated amortization of assets under capital leases totaled $0.1 million and $0.6 million as of March 31, 2017 and December 31, 2016, respectively.

Depreciation and amortization expense, including amortization of assets under capital leases was $2.7 million and $2.9 million for the three months ended March 31, 2017 and 2016, respectively.

Other Assets (non-current)

Other assets are comprised of the following (in thousands):

	March 31, 2017	December 31, 2016
Recoverable taxes from Brazilian government entities	$14,894	$13,723
Deposits on property and equipment, including taxes	499	291
Other	1,401	1,450
Total other assets	$16,794	$15,464

Accrued and Other Current Liabilities

Accrued and other current liabilities are comprised of the following (in thousands):

	March 31, 2017	December 31, 2016
Withholding tax related to conversion of related party notes	$1,370	$1,370
Professional services	5,358	6,876
SMA relocation accrual	3,746	3,641
Accrued interest	8,259	4,847
Tax-related liabilities	2,480	2,610
Accrued vacation	2,228	2,034
Payroll and related expenses	2,761	4,310
Deferred rent, current portion	1,111	1,111
Contractual obligations to contract manufacturers	381	—
Other	1,960	2,389
Total accrued and other current liabilities	$29,654	$29,188

5. Debt and Mezzanine Equity

Debt is comprised of the following (in thousands):

	March 31, 2017	December 31, 2016

Senior secured loan facility	$27,844	$27,658
BNDES credit facility	904	1,172
FINEP credit facility	637	696
Guanfu credit facility	19,858	19,564
Total credit facilities	49,243	49,090
Convertible notes	75,218	78,981
Related party convertible notes	43,335	42,754
Related party loan payable	30,554	29,691
Loans payable	22,588	26,527
Total debt	220,938	227,043
Less: current portion	(49,455)	(59,155)
Long-term debt	$171,483	$167,888
Mezzanine equity	$5,000	$5,000

Senior Secured Loan Facility

In March 2014, the Company entered into a Loan and Security Agreement (or the LSA) with Hercules Technology Growth Capital, Inc. (or Hercules) to make available to Amyris a collateralized loan facility (or the Senior Secured Loan Facility) in the aggregate principal amount of up to $25.0 million, which loan facility was fully drawn at the closing. The initial loan of $25.0 million under the Senior Secured Loan Facility accrues interest at a rate per annum equal to the greater of either the prime rate reported in the Wall Street Journal plus 6.25% or 9.50%. The Company may repay the outstanding amounts under the Senior Secured Loan Facility before the maturity date (October 15, 2018) if it pays an additional fee of 1% of the outstanding loans. The Company was also required to pay a 1% facility charge at the closing of the Senior Secured Loan Facility, and is required to pay a 10% end of term charge with respect to the initial loan of $25.0 million. In connection with the entry into the LSA, Amyris agreed to certain customary representations and warranties and covenants, as well as certain covenants that were subsequently amended (as described below).

In June 2014, the Company and Hercules entered into a first amendment of the LSA. Pursuant to the first amendment, the parties agreed to extend the maturity date of the loans under the Senior Secured Loan Facility from May 31, 2015 to February 1, 2017 and remove (i) a requirement for the Company to pay a forbearance fee of $10.0 million in the event certain covenants were not satisfied, (ii) a covenant that the Company maintain positive cash flow commencing with the fiscal quarter beginning October 1, 2014, (iii) a covenant that, commencing with the fiscal quarter beginning July 1, 2014, the Company and its subsidiaries achieve certain projected cash product revenues and projected cash product gross profits, and (iv) an obligation for the Company to file a registration statement on Form S-3 with the SEC by no later than June 30, 2014 and complete an equity financing of more than $50.0 million by no later than September 30, 2014. The Company further agreed to include a new covenant in the LSA requiring the Company to maintain unrestricted, unencumbered cash in defined U.S. bank accounts in an amount equal to at least 50% of the principal amount of the loans then outstanding under the Senior Secured Loan Facility (or the “Minimum Cash Covenant”) and borrow an additional $5.0 million. The additional $5.0 million borrowing under the Senior Secured Loan Facility was completed in June 2014, and accrues interest at a rate per annum equal to the greater of (i) the prime rate reported in the Wall Street Journal plus 5.25% and (ii) 8.5%.

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

In November 2015, the Company and Hercules entered into a third amendment of the LSA. Pursuant to the third amendment, the Company borrowed $10,960,000 (or the Third Amendment Borrowed Amount) from Hercules on November 30, 2015. As of December 1, 2015, after the funding of the Third Amendment Borrowed Amount (and including repayment of $9.1 million of principal that had occurred prior to the third amendment), the aggregate principal amount outstanding under the Senior Secured Loan Facility was approximately $31.7 million. The Third Amendment Borrowed Amount accrues interest at a rate per annum equal to the greater of (i) 9.5% and (ii) the prime rate reported in the Wall Street Journal plus 6.25%,. Upon the earlier of the maturity date, prepayment in full or such obligations otherwise becoming due and payable, in addition to repaying the outstanding Third Amendment Borrowed Amount (and all other amounts owed under the Senior Secured Loan Facility, as amended), the Company is also required to pay an end-of-term charge of $767,200. Pursuant to the third amendment, the Company also paid Hercules fees of $1.0 million, $750,000 of which was owed in connection with the expired $15.0 million facility under the second amendment and $250,000 of which was related to the Third Amendment Borrowed Amount. Under the third amendment, the parties agreed that the Company would, commencing on December 1, 2015, be required to pay only the interest accruing on all outstanding loans under the Senior Secured Loan Facility until February 29, 2016. Commencing on March 1, 2016, the Company would have been required to begin repaying principal of all loans under the Senior Secured Loan Facility, in addition to the applicable interest. However, pursuant to the third amendment, the Company could, by achieving certain cash inflow targets in 2016, extend the interest-only period to December 1, 2016. Upon the issuance and sale by the Company of $20.0 million of unsecured promissory notes and warrants in a private placement in February 2016 for aggregate cash proceeds of $20.0 million, the Company satisfied the conditions for extending the interest-only period to May 31, 2016. On June 1, 2016, the Company commenced the repayment of outstanding principal under the Senior Secured Loan Facility. In June 2016, the Company was notified by Hercules that it had transferred and assigned its rights and obligations under the Senior Secured Loan Facility to Stegodon Corporation (Stegodon), an affiliate of Ginkgo Bioworks, Inc. (Ginkgo). On June 29, 2016, in connection with the execution by the Company and Ginkgo of an initial strategic partnership agreement, the Company received a deferment from Stegodon of all scheduled principal repayments under the Senior Secured Loan Facility, as well as a waiver of the Minimum Cash Covenant, through October 31, 2016. Refer to Note 8, “Significant Agreements” for additional details. On October 6, 2016, in connection with the execution by the Company and Ginkgo of a definitive collaboration agreement (or the Ginkgo Collaboration Agreement), the Company and Stegodon entered into a fourth amendment of the LSA, pursuant to which the parties agreed to (i) subject to the Company extending the maturity of certain of its other outstanding indebtedness (or the Extension Condition), extend the maturity date of the Senior Secured Loan Facility, (ii) make the Senior Secured Loan Facility interest-only until maturity, subject to the requirement that the Company apply certain monies received by it under the Ginkgo Collaboration Agreement to repay the amounts outstanding under the Senior Secured Loan Facility, up to a maximum amount of $1 million per month and (iii) waive the Minimum Cash Covenant until the maturity date of the Senior Secured Loan Facility. On January 11, 2017, the maturity date of the Senior Secured Loan Facility was extended to October 15, 2018 due to the Extension Condition being met as a result of the Fidelity Exchange (as defined below). See below under “Fidelity” for additional details. This modification of the Senior Secured Loan Facility was accounted for as a troubled debt restructuring with the future undiscounted cash flows being greater than the carrying value of the debt prior to extension. No gain was recorded and a new effective interest rate was established based on the carrying value of the debt and the revised cash flows. In December 2016, in connection with Stegodon granting certain waivers and releases under the LSA in connection with the Company’s formation of its Neossance joint venture with Nikko, as described in more detail in Note 7, “Joint Ventures and Noncontrolling Interest”, the Company agreed to pay to Stegodon (i) a fee of $425,000 on or prior to December 31, 2017 and (ii) a fee of $450,000 on or prior to the maturity date of the loans under the Senior Secured Loan Facility. Subsequently, in January 2017, in connection with Stegodon granting certain waivers of the debt and transfer covenants under the LSA, the Company, certain of its subsidiaries and Stegodon entered into a fifth amendment of the LSA. Pursuant to the fifth amendment, the Company agreed to apply additional monies received by the Company under the Ginkgo Collaboration Agreement towards repayment of the outstanding loans under the Senior Secured Loan Facility, up to a maximum amount of $3 million, to the extent any such monies are received by the Company.

As of March 31, 2017, $27.8 million was outstanding under the Senior Secured Loan Facility, net of discount and issuance costs of $0.7 million. The Senior Secured Loan Facility is collateralized by liens on the Company's assets, including on certain Company intellectual property. The Senior Secured Loan Facility includes customary events of default, including failure to pay amounts due, breaches of covenants and warranties, material adverse effect events, certain cross defaults and judgments, and insolvency. If an event of default occurs, Stegodon may require immediate repayment of all amounts outstanding under the Senior Secured Loan Facility.

BNDES Credit Facility

In December 2011, the Company entered into a credit facility with the Brazilian Development Bank (or “BNDES” and such credit facility is the “BNDES Credit Facility”) in the amount of R$22.4 million (approximately US$7.1 million based on the exchange rate as of March 31, 2017). This BNDES Credit Facility was extended as project financing for a production site in Brazil. The credit line was divided into an initial tranche of up to approximately R$19.1 million and an additional tranche of approximately R$3.3 million that would become available upon delivery of additional guarantees. The credit line was cancelled in 2013.

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

The BNDES Credit Facility is collateralized by a first priority security interest in certain of the Company's equipment and other tangible assets totaling R$24.9 million (approximately $7.9 million based on the exchange rate as of March 31, 2017). The Company is a parent guarantor for the payment of the outstanding balance under the BNDES Credit Facility. Additionally, the Company was required to provide a bank guarantee equal to 10% of the total approved amount (R$22.4 million in total debt) available under the BNDES Credit Facility. For advances of the second tranche (above R$19.1 million), the Company is required to provide additional bank guarantees equal to 90% of each such advance, plus additional Company guarantees equal to at least 130% of such advance. The BNDES Credit Facility contains customary events of default, including payment failures, failure to satisfy other obligations under this credit facility or related documents, defaults in respect of other indebtedness, bankruptcy, insolvency and inability to pay debts when due, material judgments, and changes in control of Amyris Brasil. If any event of default occurs, BNDES may terminate its commitments and declare immediately due all borrowings under the facility. As of March 31, 2017 and December 31, 2016, the Company had R$2.9 million (approximately US$0.9 million based on the exchange rate as of March 31, 2017) and R$3.8 million (approximately US$1.2 million based on the exchange rate as of December 31, 2016), respectively, in outstanding advances under the BNDES Credit Facility.

FINEP Credit Facility

In November 2010, the Company entered into a credit facility with Financiadora de Estudos e Projetos (or the “FINEP Credit Facility”). The FINEP Credit Facility was extended to partially fund expenses related to the Company’s research and development project on sugarcane-based biodiesel (or the “FINEP Project”) and provided for loans of up to an aggregate principal amount of R$6.4 million (approximately US$2.0 million based on the exchange rate as of March 31, 2017), which is secured by a chattel mortgage on certain equipment of Amyris Brasil as well as by bank letters of guarantee. All available credit under this facility is fully drawn.

Interest on loans drawn under the FINEP Credit Facility is fixed at 5% per annum. In case of default under or non-compliance with the terms of the agreement, the interest on loans will be dependent on the long-term interest rate as published by the Central Bank of Brazil (such rate, the “TJLP”). If the TJLP at the time of default is greater than 6%, then the interest will be 5% plus a TJLP adjustment factor, otherwise the interest will be 11% per annum. In addition, a fine of up to 10% shall apply to the amount of any obligation in default. Interest on late balances will be 1% per month, levied on the overdue amount. Payment of the outstanding loan balance is being made in 81 monthly installments, which commenced in July 2012 and extends through March 2019. Interest on loans drawn and other charges are paid on a monthly basis and commenced in March 2011. As of March 31, 2017 and December 31, 2016, the total outstanding loan balance under this credit facility was R$2.0 million (approximately US$0.7 million based on the exchange rate as of March 31, 2017) and R$2.3 million (approximately US$0.7 million based on exchange rate as of December 31, 2016), respectively.

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

Convertible Notes

Fidelity

In February 2012, the Company completed the sale of senior unsecured convertible promissory notes in an aggregate principal amount of $25.0 million pursuant to a securities purchase agreement between the Company and certain investment funds affiliated with FMR LLC (or the Fidelity Securities Purchase Agreement). The offering consisted of the sale of 3% senior unsecured convertible promissory notes with a March 1, 2017 maturity date and an initial conversion price equal to $7.0682 per share of the Company's common stock, subject to proportional adjustment for adjustments to outstanding common stock and anti-dilution provisions in case of dividends and distributions (or the Fidelity Notes). In October 2015, the Company issued and sold $57.6 million of convertible senior notes and used approximately $8.8 million of the proceeds therefrom to repurchase $9.7 million aggregate principal amount of outstanding Fidelity Notes. As of March 31, 2017, the Fidelity Notes were convertible into an aggregate of up to 2,165,898 shares of the Company's common stock. The holders of the Fidelity Notes have a right to require repayment of 101% of the principal amount of the Fidelity Notes in an acquisition of the Company, and the Fidelity Notes provide for payment of unpaid interest on conversion following such an acquisition if the note holders do not require such repayment. The Fidelity Securities Purchase Agreement and Fidelity Notes include covenants regarding payment of interest, maintaining the Company's listing status, limitations on debt, maintenance of corporate existence, and timely filing of SEC reports. The Fidelity Notes include standard events of default resulting in acceleration of indebtedness, including failure to pay, bankruptcy and insolvency, cross-defaults and breaches of the covenants in the Fidelity Securities Purchase Agreement and Fidelity Notes, with default interest rates and associated cure periods applicable to the covenant regarding SEC reporting. Furthermore, the Fidelity Notes include restrictions on the amount of debt the Company is permitted to incur. With exceptions for certain existing debt, refinancing of such debt and certain other exclusions and waivers, the Fidelity Notes provide that the Company's total outstanding debt at any time cannot exceed the greater of $200.0 million or 50% of its consolidated total assets and its secured debt cannot exceed the greater of $125.0 million or 30% of its consolidated total assets. In connection with the Company’s closing of a short-term bridge loan for $35.0 million in October 2013 (or the Temasek Bridge Note), holders of the Fidelity Notes waived compliance with the debt limitations outlined above as to the Temasek Bridge Note and the August 2013 Financing (as defined below). In consideration for such waiver, the Company granted to holders of the Fidelity Notes or their affiliates the right to purchase up to an aggregate of $7.6 million worth of convertible promissory notes in the first tranche of the August 2013 Financing (as defined below). See "Related Party Convertible Notes" in this Note 5, "Debt and Mezzanine Equity" for additional details. On December 28, 2016, the Company entered into an Exchange Agreement (or the Fidelity Exchange Agreement) with the holders of the outstanding Fidelity Notes. Pursuant to the Fidelity Exchange Agreement, the Company and the holders agreed to exchange (or the Fidelity Exchange) all outstanding Fidelity Notes, together with accrued and unpaid interest thereon, for approximately $19.1 million in aggregate principal amount of additional 2015 144A Notes (as defined below), representing an exchange ratio of approximately 1:1.25 (i.e., each $1.00 of Fidelity Notes was exchanged for approximately $1.25 of additional 2015 144A Notes), in a private placement exempt from registration under the Securities Act of 1933, as amended (or the Securities Act). The closing of the Fidelity Exchange occurred on January 11, 2017. At the closing, the Company issued approximately $19.1 million in aggregate principal amount of its 2015 144A Notes (or the Additional 2015 144A Notes) to the holders in exchange for the cancellation of the outstanding Fidelity Notes. The Company did not receive any cash proceeds from the Fidelity Exchange. The exchange has been accounted for as an extinguishment of the Fidelity Notes and issuance of the Additional 2015 144A Notes. A gain of approximately $0.1 million was recognized in the first quarter to recognize the deficit of the fair value of the Additional 2015 144A Notes (including related embedded derivatives) compared to the carrying value of the Fidelity Notes at the time of extinguishment. Pursuant to the Fidelity Exchange Agreement, upon the closing of the Fidelity Exchange, the Fidelity Securities Purchase Agreement terminated. In addition, upon the closing of the Fidelity Exchange, in accordance with the terms of the fourth amendment to the LSA, the maturity date of all outstanding loans under the LSA was extended to October 15, 2018. See above under “Senior Secured Loan Facility” for details regarding the fourth amendment to the LSA.

2014 Rule 144A Convertible Note Offering

In May 2014, the Company entered into a Purchase Agreement with Morgan Stanley & Co. LLC, as the initial purchaser (or the Initial Purchaser), relating to the sale of $75.0 million aggregate in principal amount of 6.50% Convertible Senior Notes due 2019 (or the 2014 144A Notes) to the Initial Purchaser in a private placement, and for initial resale by the Initial Purchaser to certain qualified institutional buyers (or the 2014 144A Convertible Note Offering). In addition, the Company granted the Initial Purchaser an option to purchase up to an additional $15.0 million aggregate principal amount of 2014 144A Notes, which option expired unexercised according to its terms. Under the terms of the purchase agreement for the 2014 144A Notes, the Company agreed to customary indemnification of the Initial Purchaser against certain liabilities. The Notes were issued pursuant to an Indenture, dated as of May 29, 2014 (or the 2014 Indenture), between the Company and Wells Fargo Bank, National Association, as trustee. The net proceeds from the offering of the 2014 144A Notes were approximately $72.0 million after payment of the Initial Purchaser’s discounts and offering expenses. In addition, in connection with obtaining a waiver from Total of its preexisting contractual right to exchange certain senior secured convertible notes previously issued by the Company for new notes issued in the 2014 144A Convertible Note Offering, the Company used approximately $9.7 million of the net proceeds to repay previously issued notes (representing the amount of 2014 144A Notes purchased by Total from the Initial Purchaser). Certain of the Company's affiliated entities purchased $24.7 million in aggregate principal amount of 2014 144A Notes from the Initial Purchaser (described further below under "Related Party Convertible Notes"). In October 2015, as discussed below, the Company issued $57.6 million of convertible senior notes and used approximately $18.3 million of the net proceeds therefrom to repurchase $22.9 million aggregate principal amount of outstanding 2014 144A Notes. The 2014 144A Notes bear interest at a rate of 6.50% per year, payable semiannually in arrears on May 15 and November 15 of each year, beginning November 15, 2014. The 2014 144A Notes mature on May 15, 2019, unless earlier converted or repurchased. The 2014 144A Notes are convertible into shares of the Company's common stock at any time prior to the close of business on the business day immediately preceding the maturity date of the 2014 144A Notes, at the initial conversion rate of 267.037 shares of Common Stock per $1,000 principal amount of 2014 144A Notes (subject to adjustment in certain circumstances). This represents an effective conversion price of approximately $3.74 per share of common stock. For any conversion on or after May 15, 2015, in the event that the last reported sale price of the Company’s common stock for 20 or more trading days (whether or not consecutive) in a period of 30 consecutive trading days ending within five trading days immediately prior to the date the Company receives a notice of conversion exceeds the then-applicable conversion price per share on each such trading day, the holders, in addition to the shares deliverable upon conversion, noteholders will be entitled to receive a cash payment equal to the present value of the remaining scheduled payments of interest that would have been made on the 2014 144A Notes being converted from the conversion date to the earlier of the date that is three years after the date the Company receives such notice of conversion and maturity (May 15, 2019), which will be computed using a discount rate of 0.75%. In the event of a fundamental change, as defined in the 2014 Indenture, holders of the 2014 144A Notes may require the Company to purchase all or a portion of the 2014 144A Notes at a price equal to 100% of the principal amount of the 2014 144A Notes, plus any accrued and unpaid interest to, but excluding, the fundamental change repurchase date. In addition, holders of the 2014 144A Notes who convert their 2014 144A Notes in connection with a make-whole fundamental change will, under certain circumstances, be entitled to an increase in the conversion rate of such notes. Refer to the “Exchange” and “Maturity Treatment Agreement” sections of this Note 5, "Debt and Mezzanine Equity", as well as Note 18, “Subsequent Events”, for details of the impact of the Maturity Treatment and Exchange Agreements on the 2014 144A Notes.

2015 Rule 144A Convertible Note Offering

In October 2015, the Company entered into a purchase agreement with certain qualified institutional buyers relating to the sale of $57.6 million aggregate principal amount of 9.50% Convertible Senior Notes due 2019 (or the 2015 144A Notes) to the purchasers in a private placement (or the 2015 144A Offering). The 2015 144A Notes were issued pursuant to an Indenture, dated as of October 20, 2015 (or the 2015 Indenture), between the Company and Wells Fargo Bank, National Association, as trustee. The net proceeds from the offering of the 2015 144A Notes were approximately $54.4 million after payment of the offering expenses and placement agent fees. The Company used approximately $18.3 million of the net proceeds to repurchase $22.9 million aggregate principal amount of outstanding 2014 144A Notes and approximately $8.8 million to repurchase $9.7 million aggregate principal amount of outstanding Fidelity Notes, in each case held by purchasers of the 2015 144A Notes. The 2015 144A Notes bear interest at a rate of 9.50% per year, payable semiannually in arrears on April 15 and October 15 of each year, beginning April 15, 2016. Interest on the 2015 144A Notes is payable, at the Company’s option, entirely in cash or entirely in common stock. The Company elected to make the April 15, 2016 interest payment in shares of common stock, the October 15, 2016 interest payment in cash and the April 15, 2017 interest payment in shares of common stock. The 2015 144A Notes will mature on April 15, 2019 unless earlier converted or repurchased.

The 2015 144A Notes are convertible into shares of the Company's common stock at any time prior to the close of business on April 15, 2019. The 2015 144A Notes had an initial conversion rate of 443.6557 shares of Common Stock per $1,000 principal amount of 2015 144A Notes (subject to adjustment in certain circumstances). This represented an initial effective conversion price of approximately $2.25 per share of common stock. Following the issuance by the Company of warrants to purchase common stock in a private placement transaction in February 2016 and the issuance by the Company of convertible notes in May, September and October 2016, as described below, the conversion rate of the 2015 144A Notes was 446.8707 shares of Common Stock per $1,000 principal amount of 2015 144A Notes as of December 31, 2016. Furthermore, following the issuance by the Company of shares of convertible preferred stock and warrants to purchase common stock in May 2017, the conversion rate of the 2015 144A Notes is 711.1209 shares of Common Stock per $1,000 principal amount of 2015 144A Notes as of May 11, 2017, representing an effective conversion price of approximately $1.41 per share of common stock. For any conversion on or after November 27, 2015, in addition to the shares deliverable upon conversion, noteholders will be entitled to receive a payment equal to the present value of the remaining scheduled payments of interest that would have been made on the 2015 144A Notes being converted from the conversion date to the earlier of the date that is three years after the date the Company receives such notice of conversion and maturity (April 15, 2019), which will be computed using a discount rate of 0.75%. The Company may make such payment (the “Early Conversion Payment”) either in cash or in common stock, at its election, provided that it may only make such payment in common stock if such common stock is not subject to restrictions on transfer under the Securities Act by persons other than the Company’s affiliates. If the Company elects to pay an Early Conversion Payment in common stock, then the stock will be valued at 92.5% of the simple average of the daily volume-weighted average price per share for the 10 trading days ending on and including the trading day immediately preceding the conversion date. Through March 31, 2017, the Company has elected to make each Early Conversion Payment in shares of common stock. In the event of a fundamental change, as defined in the 2015 Indenture, holders of the 2015 144A Notes may require the Company to purchase all or a portion of the 2015 144A Notes at a price equal to 100% of the principal amount of the 2015 144A Notes, plus any accrued and unpaid interest to, but excluding, the fundamental change repurchase date. In addition, holders of the 2015 144A Notes who convert their 2015 144A Notes in connection with a make-whole fundamental change will, under certain circumstances, be entitled to an increase in the conversion rate. The issuance of shares of common stock upon conversion of the 2015 144A Notes, upon the Company’s election to pay interest on the 2015 144A Notes in shares of common stock and upon the Company’s election to pay the Early Conversion Payment in shares of common stock in an aggregate amount in excess of 38,415,626 shares of the Company’s common stock was subject to stockholder approval, which was obtained on May 17, 2016. With exceptions for certain existing debt, refinancing of such debt and certain other exclusions and waivers, the 2015 144A Notes provide that, as long as the aggregate outstanding principal amount of the 2015 144A Notes exceeds $25.0 million, the Company's outstanding unsecured debt at any time cannot exceed $200.0 million and its secured debt cannot exceed the greater of $65.0 million or 30% of its consolidated total assets. In January 2017, the Company issued an additional $19.1 million in aggregate principal amount of 2015 144A Notes (or the Additional 2015 144A Notes) in exchange for the cancellation of $15.3 million in aggregate principal amount of outstanding Fidelity Notes. The Additional 2015 144A Notes were issued pursuant to the 2015 Indenture, as amended by the First Supplemental Indenture thereto, dated as of January 11, 2017, which amended the 2015 Indenture to clarify the Exchange Cap (as defined below) for the Additional 2015 144A Notes. Unless and until the Company obtains stockholder approval to issue a number of shares of the Company’s common Stock in excess of the Exchange Cap (as defined below), holders of the Additional 2015 144A Notes will not have the right to receive shares of the Company’s common stock upon conversion of the Additional 2015 144A Notes, and the Company will not have the right to issue shares of common stock as payment of interest on the Additional 2015 144A Notes, including any Early Conversion Payment, if the aggregate number of shares issued with respect to the Additional 2015 144A Notes (and any other transaction aggregated for such purpose) after giving effect to such conversion or payment, as applicable, would exceed 19.99% of the number of shares of the Company’s common stock outstanding as of December 28, 2016 (or the Exchange Cap). The Company will pay cash in lieu of any shares that would otherwise be deliverable in excess of the Exchange Cap.

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

The May 2016 Convertible Notes had been fully repaid as of March 31, 2017.

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

For as long as it holds the December 2016 Convertible Note or shares of common stock issued under the December 2016 Convertible Note, the holder may not sell any shares of the Company’s common stock at a price less than $1.05 per share; provided, that with respect to any shares of common stock issued under the December 2016 Convertible Note at a price less than $1.00, the holder may sell such shares at a price not less than the price floor applicable to the period with respect to which such shares were issued. The embedded derivative features in this instrument are separately accounted for and the fair value of such features was not material at March 31, 2017 and December 31, 2016.

In May 2017, the Company agreed to amend the December 2016 Convertible Note, as described in more detail in Note 18, “Subsequent Events.”

See Note 18, “Subsequent Events” for details regarding financing transactions completed subsequent to March 31, 2017.

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

In July 2015, Total exchanged all but $5.0 million of Secured R&D Notes then held by Total, such cancelled notes having an aggregate principal amount of $70 million, in exchange for approximately 30.4 million shares of the Company’s common stock in connection with the Exchange. Refer to the “Exchange” section of this Note 5, "Debt and Mezzanine Equity", for additional details of the impact of the Exchange on the R&D Notes.

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

As of March 31, 2017 and December 31, 2016, $3.7 million and $3.7 million, respectively, of R&D Notes were outstanding. In February 2017, the Company and Total agreed to extend the maturity of the outstanding R&D Notes from March 1, 2017 to May 15, 2017. The R&D Notes bear interest of 1.5% per annum (with a default rate of 2.5%), accruing from the date of issuance and payable at maturity or on conversion or a change of control where Total exercises the right to require the Company to repay the notes, as described below.

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

In October 2013, the Company amended the August 2013 SPA to include the investment by the Fidelity Entities in the first tranche of the August 2013 Financing of $7.6 million, and to proportionally increase the amount of first tranche notes acquired by exchange and cancellation of outstanding R&D Notes held by Total in connection with its exercise of pro rata rights up to $9.2 million in the first tranche. Also in October 2013, the Company completed the closing of the first tranche of senior convertible notes provided for in the August 2013 Financing (or the Tranche I Notes), issuing a total of $51.8 million in Tranche I Notes for cash proceeds of $7.6 million and exchange and cancellation of outstanding convertible promissory notes of $44.2 million, of which $35.0 million resulted from the exchange and cancellation of the Temasek Bridge Note and the remaining $9.2 million from the exchange and cancellation of an outstanding R&D Note held by Total. As a result of the exchange and cancellation of the $35.0 million Temasek Bridge Note and the $9.2 million R&D Note held by Total for the Tranche I Notes, the Company recorded a loss from extinguishment of debt of $19.9 million. The Tranche I Notes are due sixty months from the date of issuance and were initially convertible into the Company’s common stock at a conversion price equal to $2.44 per share, which represents a 15% discount to the trailing 60-day weighted-average closing price of the common stock on The NASDAQ Stock Market (or NASDAQ) through August 7, 2013, subject to certain adjustments as described below. The Tranche I Notes are convertible at the option of the holder: (i) at any time after 18 months from the date of the August 2013 SPA, (ii) on a change of control of the Company and (iii) upon the occurrence of an event of default. Each Tranche I Note accrues interest from the date of issuance until the earlier of the date that such Tranche I Note is converted into the Company’s common stock or is repaid in full. Interest accrues on the Tranche I Notes at a rate of 5% per six months, compounded semiannually (with graduated interest rates of 6.5% applicable to the first 180 days and 8% applicable thereafter as the sole remedy should the Company fail to maintain NASDAQ listing status or of 6.5% for all other defaults). Interest for the first 30 months is payable in kind and added to the principal every six months and thereafter, the Company may continue to pay interest in kind by adding to the principal every six months or may elect to pay interest in cash. Through March 31, 2017, the Company has elected to pay interest on the Tranche I Notes in kind. The Tranche I Notes may be prepaid by the Company on the 30-month anniversary of the issuance date, and thereafter every six months at the date of payment of the semi-annual coupon.

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

In July 2015, Temasek exchanged all of the Tranche I and Tranche II Notes then held by Temasek, such notes having an aggregate principal amount of approximately $71.0 million, in exchange for approximately 30.86 million shares of the Company’s common stock in connection with the Exchange. Refer to the “Exchange” section of this Note 5, "Debt and Mezzanine Equity", for additional details of the impact of the Exchange on the Tranche I Notes and Tranche II Notes.

The conversion price of the Tranche I Notes and Tranche II Notes was reduced to approximately $1.42 per share upon the completion of a private placement of common stock and warrants to purchase common stock in July 2015, as described below. Following the issuance by the Company of warrants to purchase common stock in a private placement transaction in February 2016, the conversion price of the Tranche I Notes and Tranche II Notes was further adjusted to $1.40 per share, and following the sale by the Company of shares of common stock to the Bill & Melinda Gates Foundation in May 2016, as described below, the conversion price of the Tranche I Notes and Tranche II Notes was further adjusted to $1.14 per share. Furthermore, following the issuance by the Company of shares of convertible preferred stock and warrants to purchase common stock in May 2017, as described in Note 18, “Subsequent Events,” the conversion price of the Tranche I Notes and Tranche II Notes was further adjusted to approximately $0.50 per share.

As of March 31, 2017 and December 31, 2016, the related party convertible notes outstanding under the Tranche I Notes and Tranche II Notes were $22.1 million and $21.8 million, respectively, net of debt discount of $0.0 million and $0.0 million, respectively. Refer to the “Exchange” and “Maturity Treatment Agreement” sections of this Note 5, "Debt and Mezzanine Equity", for details of the impact of the Maturity Treatment and Exchange agreements on the Tranche I and II Notes.

2014 144A Notes Sold to Related Parties

As of March 31, 2017 and December 31, 2016, the related party convertible notes outstanding under the 2014 Rule 144A Convertible Note Offering were $17.6 million and $17.3 million, respectively, net of discount and issuance costs of $7.1 million and $7.4 million, respectively.

As of March 31, 2017 and December 31, 2016, the total related party convertible notes outstanding were $43.3 million and $42.8 million, respectively, net of discount and issuance costs of $5.6 million and $5.4 million, respectively.

Loans Payable

In July 2012, the Company entered into a Note of Bank Credit and a Fiduciary Conveyance of Movable Goods Agreement (together, the "July 2012 Bank Agreements") with each of Nossa Caixa Desenvolvimento (or “Nossa Caixa”) and Banco Pine S.A. (or “Banco Pine”). Under the July 2012 Bank Agreements, the Company pledged certain farnesene production assets as collateral for the loans of R$52.0 million. The Company's total acquisition cost for such pledged assets was approximately R$68.0 million (approximately US$21.5 million based on the exchange rate as of March 31, 2017). The Company is also a parent guarantor for the payment of the outstanding balance under these loan agreements. Under the July 2012 Bank Agreements, the Company could borrow an aggregate of R$52.0 million (approximately US$16.4 million based on the exchange rate as of March 31, 2017) as financing for capital expenditures relating to the Company's manufacturing facility located in Brotas, Brazil. Specifically, Banco Pine, agreed to lend R$22.0 million and Nossa Caixa agreed to lend R$30.0 million. The funds for the loans are provided by BNDES, but are guaranteed by the lenders. The loans have a final maturity date of July 15, 2022 and bear a fixed interest rate of 5.5% per year. The loans are also subject to early maturity and delinquency charges upon occurrence of certain events including interruption of manufacturing activities at the Company's manufacturing facility in Brotas, Brazil for more than 30 days, except during the sugarcane off-season. For the first two years that the loans are outstanding, the Company is required to pay interest only on a quarterly basis. Since August 15, 2014, the Company has been required to pay equal monthly installments of both principal and interest for the remainder of the term of the loans. As of March 31, 2017 and December 31, 2016, a principal amount of $10.9 million and $11.1 million, respectively, was outstanding under these loan agreements.

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

In February and May 2016, as a result of adjustments to the conversion price of the Tranche Notes discussed above, the Temasek Funding Warrant became exercisable for an additional 127,194 and 2,335,342 shares of common stock, respectively. Following the issuance by the Company of shares of convertible preferred stock and warrants to purchase common stock in May 2017, as described in Note 18, “Subsequent Events,” and a corresponding adjustment to the conversion price of the Tranche I Notes and Tranche II Notes, as described above, the Temasek Funding Warrant became exercisable for an additional 16,886,320 shares of common stock.

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

As of March 31, 2017, the Total Funding Warrant, the Temasek Exchange Warrant, and the 2013 Warrant had been fully exercised and Temasek had exercised the Temasek Funding Warrant with respect to 12,700,244 shares of common stock. Neither the Total R&D Warrant nor the Temasek R&D Warrant had been exercised as of March 31, 2017. Warrants to purchase 2,462,536 shares of common stock under the Temasek Funding Warrant were unexercised as of March 31, 2017

Maturity Treatment Agreement

At the closing of the Exchange, the Company, Total and Temasek also entered into a Maturity Treatment Agreement, dated as of July 29, 2015, pursuant to which Total and Temasek agreed to convert any Tranche I Notes, Tranche II Notes or 2014 144A Notes held by them that were not cancelled in the Exchange (or the Remaining Notes) into shares of the Company’s common stock in accordance with the terms of such Remaining Notes upon maturity, provided that certain events of default had not occurred with respect to the applicable Remaining Notes prior to such maturity. As of immediately following the closing of the Exchange, Temasek held $10.0 million in aggregate principal amount of Remaining Notes (consisting of 2014 144A Notes) and Total held approximately $25.0 million in aggregate principal amount of Remaining Notes (consisting of $9.7 million of 2014 144A Notes and $15.3 million of Tranche I and II Notes). See Note 18, “Subsequent Events” for additional details regarding the Remaining Notes.

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

The exercisability of the warrants issued in the February 2016 Private Placement, which each have a term of five years, was subject to stockholder approval, which was obtained on May 17, 2016. As of March 31, 2017, the carrying amount of the February 2016 Notes was $19.6 million.

In May 2017, in connection with the issuance and sale of convertible preferred stock and warrants to purchase common stock, as described in more detail below in Note 18, “Subsequent Events,” $18.0 million of the February 2016 Notes were exchanged for shares of convertible preferred stock and warrants to purchase common stock in the offering.

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

In May 2017, in connection with the issuance and sale of convertible preferred stock and warrants to purchase common stock, as described in more detail below in Note 18, “Subsequent Events,” the June 2016 Notes were exchanged for shares of convertible preferred stock and warrants to purchase common stock in the offering.

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

In May 2017, in connection with the issuance and sale of convertible preferred stock and warrants to purchase common stock, as described in more detail below in Note 18, “Subsequent Events,” the October 2016 Notes purchased by Foris in the October 2016 Private Placements were exchanged for shares of convertible preferred stock and warrants to purchase common stock in the offering.

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

Nikko Note

In December 2016, in connection with the Company’s formation of its cosmetics joint venture (or the Aprinnova JV) with Nikko Chemicals Co., Ltd. (or Nikko), an existing commercial partner of the Company, and Nippon Surfactant Industries Co., Ltd., an affiliate of Nikko, as discussed in more detail in Note 7, “Joint Venture and Noncontrolling Interests,” Nikko made a loan to the Company in the principal amount of $3.9 million, and the Company in consideration therefor issued a promissory note (or the Nikko Note) to Nikko in an equal principal amount. The proceeds of the Nikko Note were used to satisfy the Company’s remaining liabilities relating to the Company’s purchase of the Glycotech Assets, including liabilities under the Salisbury Note. The Nikko Note (i) bears interest at a rate of 5% per year, (ii) has a term of 13 years, (iii) is payable in equal monthly installments of principal and interest beginning on January 1, 2017 (which payments are subject to a penalty of 5% if delinquent more than 5 days) and (iv) is collateralized by a first-priority lien on 10% of the Aprinnova JV interests owned by the Company. In addition to the payments under the Nikko Note set forth in the preceding sentence, the Company is required to (i) repay $400,000 of the Nikko Note in equal monthly installments of $100,000 on January 1, 2017, February 1, 2017, March 1, 2017 and April 1, 2017 and (ii) commencing with the distributions from the Aprinnova JV to its members relating to the fourth fiscal year of the Aprinnova JV and continuing for each fiscal year thereafter until the Nikko Note is fully repaid, repay the Nikko Note in an amount equal to the profits, if any, distributed to the Company by the Aprinnova JV. The Note contains customary terms and provisions, including certain events of default after which the Note may become immediately due and payable. In addition, the Nikko Note may be prepaid in full or in part at any time without penalty or premium.

In February 2017, in connection with the Aprinnova JV, Nikko made an unsecured loan to Aprinnova JV in the principal amount of $1.5 million and the Aprinnova issued a promissory note (Aprinnova Note) to Nikko in an equal principal amount. The proceeds of the Aprinnova Note will be used as working capital for Aprinnova JV and are repayable in $375,000 instalments on the following dates: May 1, 2017, August, 2017, November 1, 2018 and February 1, 2018. The Aprinnova Note bears interest at 2.75% annually payable on the principal installment dates.

Letters of Credit

In June 2012, the Company entered into a letter of credit agreement for $1.0 million under which it provided a letter of credit to the landlord of its headquarters in Emeryville, California, in order to cover the security deposit on the lease. This letter of credit is secured by a certificate of deposit. Accordingly, the Company has $1.0 million as restricted cash under this arrangement as of March 31, 2017 and December 31, 2016.

Future minimum payments under the debt agreements as of March 31, 2017 are as follows (in thousands):

Years ending December 31:	Related Party Convertible Debt	Convertible Debt	Loans Payable	Related Party Loans payable	Credit Facility	Total
2017 (remaining nine months)	$4,537	$12,677	$11,899	$31,511	$5,271	$65,895
2018	16,290	21,803	2,878	—	33,710	74,681
2019	34,913	93,287	2,766	—	2,580	133,546
2020	—	—	2,656	—	2,500	5,156
2021	—	—	2,543	—	27,396	29,939
Thereafter	—	—	1,442	—	—	1,442
Total future minimum payments(1)	55,740	127,767	24,184	31,511	71,457	310,659
Less: amount representing interest(2)	(12,405)	(52,549)	(1,596)	(957)	(22,214)	(89,721)
Present value of minimum debt payments	43,335	75,218	22,588	30,554	49,243	220,938
Less: current portion	(3,611)	(2,288)	(11,780)	(30,554)	(1,222)	(49,455)
Noncurrent portion of debt	$39,724	$72,930	$10,808	$—	$48,021	$171,483

______________

(1) Including $3.9 million in 2017 related to Nomis Bay convertible note which, at the Company’s election, may be settled in shares or cash, and $46.8 million between 2018 and 2019 subject to the Maturity Treatment Agreement, which will be converted to common stock at maturity, subject to there being no default under the terms of the debt. See Note 18, “Subsequent Events” for additional details regarding the notes subject to the Maturity Treatment Agreement.

(2) Including debt discount and issuance cost of $42.0 million associated with the related party and non-related party debt which will be accreted to interest expense under the effective interest method over the term of the debt.

6. Commitments and Contingencies

Lease Obligations

The Company leases certain facilities and finances certain equipment under operating and capital leases, respectively. Operating leases include leased facilities and capital leases include leased equipment (see Note 4, "Balance Sheet Components"). The Company recognizes rent expense on a straight-line basis over the non-cancellable lease term and records the difference between rent payments and the recognition of rent expense as a deferred rent liability. Where leases contain escalation clauses, rent abatements, and/or concessions, such as rent holidays and landlord or tenant incentives or allowances, the Company applies them as a straight-line rent expense over the lease term. The Company has non-cancellable operating lease agreements for office, research and development, and manufacturing space that expire at various dates, with the latest expiration in February 2031. Rent expense under operating leases was $1.3 million for each of the three months ended March 31, 2017 and 2016, respectively.

Future minimum payments under the Company's lease obligations as of March 31, 2017, are as follows (in thousands):

Years ending December 31:	Capital Leases	Operating Leases	Total Lease Obligations
2017 (remaining nine months)	$734	$5,194	$5,928
2018	106	6,909	7,015
2019	9	6,782	6,791
2020	—	7,012	7,012
2021	—	7,248	7,248
Thereafter	—	10,993	10,993
Total future minimum lease payments	849	$44,138	$44,987
Less: amount representing interest	(39)
Present value of minimum lease payments	810
Less: current portion	(405)
Long-term portion	$405

Guarantor Arrangements

The Company has agreements whereby it indemnifies its officers and directors for certain events or occurrences while the officer or director is serving in his or her official capacity. The indemnification period remains enforceable for the officer's or director’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a director and officer insurance policy that limits its exposure and enables the Company to recover a portion of any future payments. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal. Accordingly, the Company had no liabilities recorded for these agreements as of March 31, 2017 and December 31, 2016.

The Company entered into the FINEP Credit Facility to finance a research and development project on sugarcane-based biodiesel (see Note 5, "Debt and Mezzanine Equity"). The FINEP Credit Facility is guaranteed by a chattel mortgage on certain equipment of the Company. The Company's total acquisition cost for the equipment under this guarantee is approximately R$6.0 million (approximately US$1.9 million based on the exchange rate as of March 31, 2017).

The Company entered into the BNDES Credit Facility to finance a production site in Brazil (see Note 5, "Debt and Mezzanine Equity").The BNDES Credit Facility is collateralized by a first priority security interest in certain of the Company's equipment and other tangible assets with a total acquisition cost of R$24.9 million (approximately US$7.9 million based on the exchange rate as of March 31, 2017). The Company is a parent guarantor for the payment of the outstanding balance under the BNDES Credit Facility. Additionally, the Company is required to provide certain bank guarantees under the BNDES Credit Facility.

The Company entered into loan agreements and security agreements whereby the Company pledged certain farnesene production assets as collateral (the fiduciary conveyance of movable goods) with each of Nossa Caixa and Banco Pine (see Note 5, "Debt and Mezzanine Equity"). The Company's total acquisition cost for the farnesene production assets pledged as collateral under these agreements is approximately R$68.0 million (approximately US$21.5 million based on the exchange rate as of March 31, 2017). The Company is also a parent guarantor for the payment of the outstanding balance under these loan agreements.

In December 2013, in connection with the execution of the JV Documents entered into by and among the Company, Total and TAB relating to the establishment of TAB (see Note 5, "Debt and Mezzanine Equity" and Note 7, “Joint Venture and Noncontrolling Interests”), the Company agreed to exchange the $69.0 million of outstanding Unsecured R&D Notes issued pursuant to the Total Purchase Agreement for replacement 1.5% Senior Secured Convertible Notes due March 2017, and grant a security interest to Total in and lien on all the Company’s rights, title and interest in and to the Company’s shares in the capital of TAB. Following execution of the JV Documents, all Unsecured R&D Notes that had been issued were exchanged for Secured R&D Notes. Further, the $10.85 million in principal amount of such notes issued in the initial tranche of the third closing under the Total Purchase Agreement in July 2014 and the $10.85 million in principal amount of such notes issued in the second tranche of the third closing in January 2015 were Secured R&D Notes instead of Unsecured R&D Notes. See Note 5,"Debt and Mezzanine Equity" for details regarding the impact of the Exchange and Maturity Treatment Agreement on the R&D Notes. In March 2016, as a result of the restructuring of TAB discussed under Note 5, “Debt and Mezzanine Equity” and Note 7, “Joint Venture and Noncontrolling Interests,” the remaining Secured R&D Notes were exchanged for an Unsecured R&D Note in the principal amount of $3.7 million. Further, in February 2017, the Company and Total agreed to extend the maturity of the outstanding R&D Notes from March 1, 2017 to May 15, 2017.

The Senior Secured Loan Facility and the June 2016 Notes and October 2016 Notes (see Note 5, "Debt and Mezzanine Equity") are collateralized by first- and second- priority liens, respectively, on substantially all of the Company's assets, including Company intellectual property. In addition, as discussed above, the Nikko Note is collateralized by a first-priority lien on 10% of the Aprinnova JV interests owned by the Company.

Purchase Obligations

As of March 31, 2017 and December 31, 2016, the Company had $3.7 million and $0.8 million, respectively, in purchase obligations which included zero and $0.6 million, respectively, of non-cancellable contractual obligations and construction commitments.

Production Cost Commitment

As of March 31, 2017, the Company committed to manufacture Squalane and Hemisqualane supplied to our Aprinnova JV at specified cost targets. The Company is obligated to pay all manufacturing costs above the production cost target but is not obligated to produce squalane and hemisqualane at a loss. The Company’s obligations under this arrangement for the quarter ended March 31, 2017 were offset by its entitlement to all of the profits of Aprinnova for the same period, which entitlement continues for the three year period following the date of the Joint Venture Agreement, up to a maximum of $10 million.

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

In April 2017, a securities class action complaint was filed against Amyris and our CEO, John G. Melo, and CFO, Kathleen Valiasek, in the U.S. District Court for the Northern District of California. The complaint seeks unspecified damages on behalf of a purported class that would comprise all individuals who acquired our common stock between March 2, 2017 and April 17, 2017. The complaint alleges securities law violations based on statements made by the Company in its earnings press release issued on March 2, 2017 and Form 12b-25 filed with the SEC on April 3, 2017. The Company believes that the complaint lacks merit, and intends to defend itself vigorously.

The Company is subject to disputes and claims that arise or have arisen in the ordinary course of business and that have not resulted in legal proceedings or have not been fully adjudicated. Such matters that may arise in the ordinary course of business are subject to many uncertainties and outcomes are not predictable with reasonable assurance and therefore an estimate of all the reasonably possible losses cannot be determined at this time. Therefore, if one or more of these legal disputes or claims resulted in settlements or legal proceedings that were resolved against the Company for amounts in excess of management’s expectations, the Company’s condensed consolidated financial statements for the relevant reporting period could be materially adversely affected.

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

On July 19, 2016, American Refining Group, Inc. (ARG) agreed to make a capital contribution of up to $10.0 million in cash to Novvi, subject to certain conditions, in exchange for a one third ownership stake in Novvi. In connection with such investment, the Company agreed to contribute all outstanding amounts owed by Novvi to the Company under the seven existing member senior loan agreements between the Company and Novvi, as well as certain existing receivables due from Novvi to the Company related to rent and other services performed by the Company, in exchange for receiving additional membership units in Novvi. Likewise, Cosan U.S. contributed an equal amount to Novvi as the Company in exchange for receiving an equal amount of additional membership interests in Novvi. Following the ARG investment, assuming it is made in full, and the capital contributions of the Company and Cosan U.S., each of Novvi’s three members (i.e., ARG, the Company and Cosan U.S.) would own one third of Novvi’s issued and outstanding membership units and would each be represented by two members of the Board of Managers. In order to reflect the ARG investment in Novvi and related transactions, the Novvi Operating Agreement was amended and restated on July 19, 2016. In addition, the Novvi IP License Agreement was also amended on July 19, 2016. As of March 31, 2017, all of the $10.0 million of ARG's capital contribution to Novvi had been funded.

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

The Company has identified Novvi as a VIE and determined that the power to direct activities which most significantly impact the economic success of the joint venture (i.e., continuing research and development, marketing, sales, distribution and manufacturing of Novvi products) are shared among the Company, Cosan U.S. and ARG. Accordingly, the Company is not the primary beneficiary and therefore accounts for its investment in Novvi under the equity method of accounting. The Company will continue to reassess its primary beneficiary analysis of Novvi if there are changes in events and circumstances impacting the power to direct activities that most significantly affect Novvi's economic success. Under the equity method, the Company's share of profits and losses and impairment charges on investments in affiliates (nil for both periods presented) are included in “Loss from investments in affiliates” in the condensed consolidated statements of operations. The carrying amount of the Company's equity investment in Novvi was zero as of each of March 31, 2017 and 2016.

Total Amyris BioSolutions B.V.

In November 2013, the Company and Total formed Total Amyris BioSolutions B.V. (TAB), a joint venture to produce and commercialize farnesene- or farnesane-based jet and diesel fuels. Prior to the restructuring of TAB in March 2016 as described below, the common equity of TAB was owned equally by the Company and Total, and TAB’s purpose was limited to executing the License Agreement dated December 2, 2013 between the Company, Total and TAB and maintaining such licenses under it, unless and until either (i) Total elected to go forward with either the full (diesel and jet fuel) TAB commercialization program (R&D Program) or the jet fuel component of the R&D Program (or a Go Decision), (ii) Total elected to not continue its participation in the R&D Program and TAB (or a No-Go Decision), or (iii) Total exercised any of its rights to buy out the Company’s interest in TAB. Following a Go Decision, the articles and shareholders’ agreement of TAB would be amended and restated to be consistent with the shareholders’ agreement contemplated by the Total Fuel Agreements (see Note 5, "Debt and Mezzanine Equity" and Note 8, "Significant Agreements").

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

On March 21, 2016, the Company, Total and TAB closed the Restructuring and the TAB Share Purchase. See Note 5, “Debt and Mezzanine Equity” for further details of these transactions and the impact of these transaction on the Company’s condensed consolidated financial statements.

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

As of March 31, 2017, the common equity of TAB was owned 25% by the Company and 75% by Total. TAB has a capitalization as of March 31, 2017 of €0.1 million (approximately US$0.1 million based on the exchange rate as of March 31, 2017). The Company has identified TAB as a VIE and determined that the Company is not the primary beneficiary and therefore accounts for its investment in TAB under the equity method of accounting. Under the equity method, the Company's share of profits and losses (nil for both periods presented) are included in “Loss from investment in affiliate” in the condensed consolidated statements of operations.

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

The joint venture agreements required the Company to fund the construction costs of the new facility and SMSA would reimburse the Company up to R$61.8 million (approximately US$19.5 million based on the exchange rate as of March 31, 2017) of the construction costs after SMA commences production. After commercialization, the Company would market and distribute Amyris renewable products produced by SMA and SMSA would sell feedstock and provide certain other services to SMA. The cost of the feedstock to SMA would be a price that is based on the average return that SMSA could receive from the production of its current products, sugar and ethanol. The Company would be required to purchase the output of SMA for the first four years at a price that guarantees the return of SMSA’s investment plus a fixed interest rate. After this four year period, the price would be set to guarantee a break-even price to SMA plus an agreed upon return.

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

The Company initially had a 50% ownership interest in SMA. The Company had identified SMA as a VIE pursuant to the accounting guidance for consolidating VIEs because the amount of total equity investment at risk was not sufficient to permit SMA to finance its activities without additional subordinated financial support, as well as because the related commercialization agreement provides a substantive minimum price guarantee. Under the terms of the joint venture agreement, the Company directed the design and construction activities, as well as production and distribution. In addition, the Company had the obligation to fund the design and construction activities until commercialization was achieved. Subsequent to the construction phase, both parties equally would fund SMA for the term of the joint venture. Based on those factors, the Company was determined to have the power to direct the activities that most significantly impact SMA’s economic performance and the obligation to absorb losses and the right to receive benefits. As of March 31, 2017, the Company indirectly owned 100% of the equity interest in SMA and as a wholly owned subsidiary its financial results are included in the Company’s condensed consolidated financial statements.

The Company completed a significant portion of the construction of the new facility in 2012. The Company suspended construction of the facility in 2013 in order to focus on completing and operating the Company's smaller production facility in Brotas, Brazil. In February 2014, the Company entered into an amendment to the joint venture agreement with SMSA which updated and documented certain preexisting business plan requirements related to the recommencement of construction at the joint venture operated plant and sets forth, among other things, (i) the extension of the deadline for the commencement of operations at the joint venture operated plant to no later than 18 months following the construction of the plant no later than March 31, 2017, and (ii) the extension of an option held by SMSA to build a second large-scale farnesene production facility to no later than December 31, 2018 with the commencement of operations at such second facility to occur no later than April 1, 2019. On July 1, 2015 SMSA filed a material fact document with CVM, the Brazilian securities regulator, that announced that certain contractual targets undertaken by the Company have not been achieved, which affects the feasibility of the project. Therefore, SMSA decided not to approve continuing construction of the plant for the joint venture with the Company and its Brazilian subsidiary Amyris Brasil. In July 2015, the Company announced that it was in discussions with SMSA regarding the continuation of the joint venture. In December 2015, the Company and SMSA entered into a Termination Agreement and a Share Purchase and Sale Agreement relating to the termination of the joint venture. Under the Termination Agreement, the parties agreed that the joint venture would be terminated effective upon the closing of a purchase by Amyris Brasil of SMSA’s shares of SMA. Under the Share Purchase and Sale Agreement, Amyris Brasil agreed to purchase, for R$50,000 (approximately US$15,780 based on the exchange rate as of March 31, 2017), 50,000 shares of SMA (representing all the outstanding shares of SMA held by SMSA), which purchase and sale was consummated on January 11, 2016. The Share Purchase and Sale Agreement also provided that the Company and Amyris Brasil would have 12 months following the closing of the share purchase to remove assets from SMSA’s site, and enter into an extension of the lease for such 12 month period for monthly rental payments of R$9,853 (approximately US$3,110 based on the exchange rate as of March 31, 2017). The Share Purchase and Sale Agreement also clarified that the Company and Amyris Brasil would not be required to demolish or remove the foundations of the plant at the SMSA site. On September 1, 2016, the parties entered into an addendum to the Share Purchase and Sale Agreement (and a corresponding amendment to the lease) which extended the deadline for the Company and Amyris Brasil to remove assets from SMSA’s site until December 31, 2017.

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

On November 10, 2016, the Company, Glycotech and Salisbury entered into a Purchase and Sale Agreement (PSA) for the purchase and sale of the Glycotech Facility, the real property on which the Glycotech Facility is located and the fixtures, equipment, materials and supplies and other tangible assets located at or used in connection with the Facility (collectively, the Glycotech Assets). Pursuant to the PSA, on December 5, 2016, the Company purchased the Glycotech Assets from Glycotech and Salisbury for an aggregate purchase price of $4.35 million, of which $3.5 million was paid in the form of a purchase money promissory note in favor of Salisbury, as described in more detail in Note 5, “Debt.” In connection with the closing of the purchase and sale of the Glycotech Assets under the PSA, the Company, Glycotech and Salisbury terminated the current lease of the Glycotech Facility and the Glycotech Agreement and modified the ROFR Agreement such that the Company’s right of first refusal with respect to certain parcels of real property owned by Salisbury adjacent to the Glycotech Facility would be an appurtenant right running with the ownership of the real property on which the Glycotech Facility is located. The Glycotech Assets were subsequently transferred to the Company’s cosmetics joint venture with Nikko Chemicals Co., Ltd. and Nippon Surfactant Industries Co., Ltd. in connection with the formation of such joint venture, as described below under “Aprinnova JV.”

Aprinnova JV

On December 12, 2016, the Company, Nikko Chemicals Co., Ltd. an existing commercial partner of the Company, and Nippon Surfactant Industries Co., Ltd., an affiliate of Nikko (collectively, Nikko) entered into a Joint Venture Agreement (Aprinnova JV Agreement), pursuant to which the Company and Nikko agreed to form a joint venture under the name Neossance, LLC, a Delaware limited liability company (Aprinnova JV). Pursuant to the Aprinnova JV Agreement, the Company agreed to initially form the Aprinnova JV and contribute certain assets of the Company, including certain intellectual property and other commercial assets relating to its Neossance cosmetic ingredients business (Aprinnova JV Business), as well as the Glycotech Assets. The Company also agreed to provide the Aprinnova JV with exclusive (to the extent not already granted to a third party), royalty-free licenses to certain intellectual property of the Company necessary to make and sell products associated with the Aprinnova JV Business (Aprinnova JV Products), and, in the event the Company is unable to meet its supply commitments under the Aprinnova JV Supply Agreement (as defined below), or Nikko terminates the Aprinnova JV Supply Agreement due to a material breach or default thereunder by the Company, the Company would be required to grant to the Aprinnova JV and Nikko additional non-exclusive, royalty-free licenses to certain intellectual property rights of the Company related to the production of farnesene in connection with the manufacture, production and sale of the Aprinnova JV Products. In March 2017, the name of the Aprinnova JV was changed to Aprinnova, LLC.

At the closing of the formation of the Neossance JV, which occurred on December 19, 2016, Nikko purchased a 50% interest in the Aprinnova JV in exchange for the following payments to the Company: (i) an initial payment of $10 million and (ii) the profits, if any, distributed to Nikko in cash as members of the Aprinnova JV during the three year period following the date of the Joint Venture Agreement, up to a maximum of $10 million.

Pursuant to the Joint Venture Agreement, the Company and Nikko agreed to make working capital loans to the Aprinnova JV in the amounts of $500,000 and $1,500,000, respectively. In addition, the Company agreed to execute, and cause Amyris Brasil to execute, a supply agreement (Aprinnova JV Supply Agreement) to supply farnesene to the Aprinnova JV, and further agreed to conduct its business in the Aprinnova JV Products through the Aprinnova JV, to purchase all of its requirements for the Aprinnova JV Products from the Neossance JV and to transfer all of its customers for the Aprinnova JV Products to the Aprinnova JV. In addition, the Company agreed to guarantee a maximum production cost for certain Aprinnova JV Products to be produced by the Aprinnova JV and to bear any cost of production above such guaranteed costs.

Under the Aprinnova JV Agreement, in the event of a merger, acquisition, sale or other similar reorganization, or a bankruptcy, dissolution, insolvency or other similar event, of the Company, on the one hand, or Nikko, on the other hand, the other member will have a right of first purchase with respect to such member’s interest in the Aprinnova JV, at the fair market value of such interest, in the case of a merger, acquisition, sale or other similar reorganization, and at the lower of the fair market value or book value of such interest, in the case of a bankruptcy, dissolution, insolvency or other similar event.

In connection with the formation of the Aprinnova JV, the members entered into a First Amended and Restated LLC Operating Agreement of the Aprinnova JV (Operating Agreement). Pursuant to the Operating Agreement, the Aprinnova JV will be managed by a Board of Directors, which shall initially consist of four directors, two of which will be appointed by the Company and two of which will be appointed by Nikko. In addition, Nikko will have the right to designate the Chief Executive Officer of the Aprinnova JV from among the directors and the Company will have the right to designate the Chief Financial Officer. Pursuant to the Joint Venture Agreement, Nikko designated John Melo, the President and CEO of the Company, to serve as the initial CEO of the Aprinnova JV for a period of one year and the Company designated Shizuo Ukaji, the President and CEO of Nikko, to serve as the initial CFO of the Aprinnova JV for a period of one year. The Company has determined that it controls the Aprinnova JV because of its significant ongoing involvement in operational decision making and its guarantee of production costs for squalane/hemisqualane.

Under the Operating Agreement, profits from the operations of the Aprinnova JV, if any, will be distributed as follows: (i) first, to the members in proportion to their respective unreturned capital contribution balances, until each member’s unreturned capital contribution balance equals zero and (ii) second, to the members in proportion to their respective interests. In addition, future capital contributions will be made from time to time as the members shall determine, in each case on an equal (50%/50%) basis between the Company, on the one hand, and Nikko, on the other hand, unless otherwise mutually agreed by the members.

In connection with the contribution of the Glycotech Assets by the Company to the Aprinnova JV, at the closing of the formation of the Aprinnova JV, Nikko made a loan to the Company in the principal amount of $3.9 million, and the Company in consideration therefor issued a promissory note to Nikko in an equal principal amount, as described in more detail in Note 5, “Debt.”

The table below reflects the carrying amount of the assets and liabilities of the consolidated VIE for which the Company is the primary beneficiary at March 31, 2017. The creditors of each consolidated VIE have recourse only to the assets of that VIE.

(In thousands)	March 31, 2017	December 31, 2016
Assets	$2,306	$2,277
Liabilities	$158	$135

The change in noncontrolling interest for the three months ended March 31, 2017 and 2016, is summarized below (in thousands):

	2017	2016
Balance at January 1	$937	$391
Acquisition of noncontrolling interest	—	(277)
Balance at March 31	$937	$114

8. Significant Agreements

Research and Development Activities

Firmenich Collaboration Agreement

In March 2013, the Company entered into a Collaboration Agreement (or, as amended, the Firmenich Collaboration Agreement) with Firmenich SA (or Firmenich), a global flavors and fragrances company, to establish a collaboration arrangement for the development and commercialization of multiple renewable flavors and fragrances compounds. Under the Firmenich Collaboration Agreement, except for rights granted under pre-existing collaboration relationships, the Company granted Firmenich exclusive access to specified Company intellectual property for the development and commercialization of flavors and fragrances compounds in exchange for research and development funding and a profit sharing arrangement. The Firmenich Collaboration Agreement superseded and expanded the November 2010 Master Collaboration and Joint Development Agreement between the Company and Firmenich. Unless sooner terminated in accordance with its terms, the Firmenich Collaboration Agreement has an initial term of 10 years and will automatically renew at the end of such term (and at the end of any extension) for an additional 3-year term unless and until a party provides the other party written notice, at least twelve months before the end of the then-current term, of its desire to terminate the agreement at the end of the then-current term.

The Firmenich Collaboration Agreement provided for annual, up-front funding to the Company by Firmenich of $10.0 million for each of the first three years of the collaboration. Payments of $10.0 million were received by the Company in each of March 2013, 2014 and 2015. The Firmenich Collaboration Agreement contemplates additional funding by Firmenich of up to $5.0 million under four potential milestone payments, as well as additional funding by the collaboration partner on a discretionary basis. Through March 2017, the Company had achieved the third performance milestone under the Firmenich Collaboration Agreement and recognized collaboration revenues of $1.1 million and $3.0 million for the three months ended March 31, 2017 and 2016, respectively. The Firmenich Collaboration Agreement does not impose any specific research and development obligations on either party after year six, but provides that if the parties mutually agree to perform research and development activities after year six, the parties will fund such activities equally.

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

In September 2014, the Company entered into a supply agreement with Firmenich for compounds developed under the Firmenich Collaboration Agreement. The Company recognized $1.2 million and $2.0 million of revenues from product sales under this supply agreement for the three months ended March 31, 2017 and 2016, respectively.

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

Kuraray Collaboration Agreement

In July 2011, the Company entered into a collaboration agreement with Kuraray Co., Ltd (or Kuraray), with an initial focus on using farnesene-based polymers to replace petroleum-derived additives in tires. In March 2014, the Company entered into the Second Amended and Restated Collaboration Agreement with Kuraray in order to extend the term of the original collaboration agreement between the Company and Kuraray for an additional two years and add additional fields and products to the scope of development. In consideration for the Company’s agreement to extend the term of the original collaboration agreement and add additional fields and products, Kuraray agreed to pay the Company $4.0 million in two equal installments of $2.0 million. The first installment was paid on April 30, 2014 and the second installment was due on April 30, 2015. In March 2015, the Company and Kuraray entered into the First Amendment to the Second Amended and Restated Collaboration Agreement to extend the term of the collaboration agreement until December 31, 2016 and to accelerate payment to the Company of the second installment of $2.0 million due from Kuraray under the Second Amended and Restated Collaboration Agreement to March 31, 2015. Subsequently, in November 2016 the Company and Kuraray entered into Amendment #3 to the Second Amended and Restated Collaboration Agreement to, among other things, extend the term of the collaboration agreement to December 31, 2018 as well as extend certain exclusive rights granted to Kuraray under the collaboration agreement. In connection with such extensions, Kuraray agreed to pay the Company $1.0 million in two equal installments of $500,000 on or before January 15, 2017 and January 15, 2018, respectively.

The Company recognized (i) collaboration revenues of $0.1 million and $0.4 million for the three months ended March 31, 2017 and 2016, respectively, and (ii) $1.6 million and zero of revenues from product sales for the three months ended March 31, 2017 and 2016, respectively, under this agreement.

DARPA Technology Investment Agreement

In September 2015, the Company entered into a Technology Investment Agreement (or, as amended, the 2015 TIA) with The Defense Advanced Research Projects Agency (or DARPA), under which the Company, with the assistance of five specialized subcontractors, will work to create new research and development tools and technologies for strain engineering and scale-up activities. The program that is the subject of the 2015 TIA will be performed and funded on a milestone basis, where DARPA, upon the Company’s successful completion of each milestone event in the 2015 TIA, will pay the Company the amount set forth in the 2015 TIA corresponding to such milestone event. Under the 2015 TIA, the Company and its subcontractors could collectively receive DARPA funding of up to $35.0 million over the program’s 4-year term if all of the program’s milestones are achieved. In conjunction with DARPA’s funding, the Company and its subcontractors are obligated to collectively contribute approximately $15.5 million toward the program over its four year term (primarily by providing specified labor and/or purchasing certain equipment). The Company can elect to retain title to the patentable inventions it produces under the program, but DARPA receives certain data rights as well as a government purposes license to certain of such inventions. Either party may, upon written notice and subject to certain consultation obligations, terminate the 2015 TIA upon a reasonable determination that the program will not produce beneficial results commensurate with the expenditure of resources.

The Company recognized collaboration revenues of $1.0 million and $0.4 million under this agreement for the three months ended March 31, 2017 and 2016, respectively.

Nenter Supply Agreement

In April 2016, the Company entered into a Renewable Farnesene Supply Agreement (or the Nenter Supply Agreement) with Nenter & Co., Inc. (or Nenter) to establish the terms of a supply and value-share arrangement between the Company and Nenter related to farnesene. Under the Nenter Supply Agreement and related agreements, the Company has agreed to supply Nenter with farnesene at prices and on delivery terms set forth in the Nenter Supply Agreement and to provide Nenter with certain exclusive purchase rights, and Nenter has agreed to annual minimum purchase volume requirements and to provide the Company with quarterly value-share payments representing a portion of Nenter’s profit on the sale of products produced using farnesene purchased under the Nenter Supply Agreement. Unless earlier terminated in accordance with its terms, the Nenter Supply Agreement will remain in effect until December 31, 2020 and will automatically renew at the end of such initial term for an additional 5-year term unless a party provides the other party written notice, no later than July 1, 2020, of its desire to terminate the agreement at the end of the initial term.

The Company recognized $2.3 million of revenues from product sales under the Nenter Supply Agreement for the three months ended March 31, 2017.

Givaudan Agreements

In February 2011, the Company entered into an Amended and Restated Research Agreement with Givaudan International, SA (or Givaudan), a global flavors and fragrances company, relating to the development of a fragrance ingredient. In October 2015, the Company and Givaudan entered into a Farnesene Supply Agreement (or the Givaudan Supply Agreement) related to the supply of farnesene by the Company to Givaudan for use in the production of such ingredient, on such terms and at such prices set forth in the Givaudan Supply Agreement. The Company recognized $0.6 million and zero of revenues from product sales under the Givaudan Supply Agreement for the three months ended March 31, 2017 and 2016, respectively. The Givaudan Supply Agreement has an initial term of 5 years, which term shall be automatically extended for additional periods of 2 years each, up to a maximum of three such extensions, unless sooner terminated in accordance with its terms.

In June 2016, the Company entered into a Collaboration Agreement with Givaudan to establish a collaboration for the development and commercialization of certain renewable compounds for use in the fields of active cosmetics and flavors (or the Givuadan Collaboration Agreement). Under the Givaudan Collaboration Agreement, the Company agreed to use its labor, intellectual property and technology infrastructure to develop and commercialize certain compounds for Givaudan. In exchange, Givaudan agreed to pay to the Company $12.0 million in semi-annual installments of $3.0 million each, beginning on June 30, 2016. The Company received installments of $3.0 million on June 30, 2016 and December 29, 2016, and these amounts were recognized in deferred revenue as of such dates.

Pursuant to the Givaudan Collaboration Agreement, the Company agreed to grant to Givaudan an exclusive license to the intellectual property that the Company generates under the agreement. Such license will include the rights to make, use and sell compounds in the active cosmetics and flavors fields, and is subject to certain ‘claw back’ rights by the Company if a compound is not commercialized by Givaudan during the term of the agreement. The Company also agreed to grant Givaudan non-exclusive rights to certain portions of the Company’s existing intellectual property in order to facilitate activities under the Givaudan Collaboration Agreement. Givaudan, on the other hand, agreed to grant the Company a non-exclusive license to the intellectual property that is generated under the Givaudan Collaboration Agreement. Such non-exclusive license will include the rights to make, use and sell compounds in all fields except active cosmetics and flavors.

Subject to certain rights granted to a third party, Givaudan will have the exclusive right to commercialize the compounds in the active cosmetics and flavors markets during the term of the agreement. Further, the Company has agreed that it will not assist any third party in the development or commercialization of other compounds for sale or use in the active cosmetics or flavors markets during the term of the Givaudan Collaboration Agreement. In addition, the Givaudan Collaboration Agreement contemplates that the Company will be the primary supplier of commercial quantities of the compounds to Givaudan pursuant to supply agreements to be mutually negotiated by the parties. Unless sooner terminated in accordance with its terms, the Givaudan Collaboration Agreement has an initial term of 2 years and, prior to the expiration of the initial term, the parties will meet and discuss in good faith the extension of the agreement beyond the initial term.

The Company recognized collaboration revenues of $1.5 million under the Givaudan Collaboration Agreement for the three months ended March 31, 2017.

Ginkgo Initial Strategic Partnership Agreement and Collaboration Agreement

In June 2016, the Company entered into an Initial Strategic Partnership Agreement (Initial Ginkgo Agreement) with Ginkgo Bioworks, Inc. (or Ginkgo), pursuant to which the Company licensed certain intellectual property to Ginkgo in exchange for a fee of $20.0 million, to be paid by Ginkgo to the Company in two installments, and a ten percent royalty on net revenue, including without limitation net sales, royalties, fees and any other amounts received by Ginkgo related directly to such license. The first installment of $15.0 million was received on July 25, 2016. The second installment, in the amount of $5.0 million, has not been received as of March 31, 2017.

In addition, pursuant to the Initial Ginkgo Agreement, (i) the Company and Ginkgo agreed to pursue the negotiation and execution of a detailed definitive partnership and license agreement setting forth the terms of a commercial partnership and collaboration arrangement between the parties (Ginkgo Collaboration), (ii) the Company agreed to issue to Ginkgo an option to purchase five million shares of the Company’s common stock at an exercise price of $0.50, exercisable for one year from the date of issuance, in connection with the execution of such definitive agreement for the Ginkgo Collaboration, (iii) the Company received a deferment of all scheduled principal repayments under the Senior Secured Loan Facility, the lender and administrative agent under which is an affiliate of Ginkgo, as well as a waiver of the Minimum Cash Covenant, through October 31, 2016 and (iv) in connection with the execution of the definitive agreement for the Ginkgo Collaboration, the parties would effect an amendment of the LSA to (x) extend the maturity date of all outstanding loans under the Senior Secured Loan Facility, (y) waive any required amortization payments under the Senior Secured Loan Facility until maturity and (z) eliminate the Minimum Cash Covenant under the Senior Secured Loan Facility. See Note 5, “Debt and Mezzanine Equity” for details regarding the amendments to the LSA entered into in connection with the Initial Ginkgo Agreement and Ginkgo Collaboration Agreement (as defined below).

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

On September 30, 2016, the Company and Ginkgo entered into a Collaboration Agreement (Ginkgo Collaboration Agreement) setting forth the terms of the Ginkgo Collaboration, under which the parties will collaborate to develop, manufacture and sell commercial products and will share in the value created thereby. The Ginkgo Collaboration Agreement provides that, subject to certain exceptions, all third party contracts for the development of chemical small molecule compounds whose manufacture is enabled by the use of microbial strains and fermentation technologies that are entered into by the Company or Ginkgo during the term of the Ginkgo Collaboration Agreement will be subject to the Ginkgo Collaboration and the approval of the other party (not to be unreasonably withheld). Responsibility for the engineering and small-scale process development of the newly developed products will be allocated between the parties on a project-by-project basis, and the Company will be principally responsible for the commercial scale-up and production of such products, with each party generally bearing their own respective costs and expenses relating to the Ginkgo Collaboration, including capital expenditures. Notwithstanding the foregoing, subject to the Company sourcing funding and breaking ground on a new production facility by March 30, 2017, Ginkgo will pay the Company a fee of $5.0 million on or before March 31, 2017. The $5.0 million fee has not been received as of March 31, 2017.

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

The Company recognized zero of collaboration revenue under the Initial Ginkgo Agreement and the Ginkgo Collaboration Agreement for the three months ended March 31, 2017. As of March 31, 2017, $3.0 million is payable by the Company to Ginkgo under the Ginkgo Collaboration Agreement for its share of collaboration payments and license .fees (December 31, 2016, $1.6 million).

Intellectual Property License and Strain Access Agreement with Blue California

In December 2016, the Company entered into an Intellectual Property License and Strain Access Agreement with Phyto Tech Corp. (d/b/a Blue California), a food ingredients and nutraceuticals company. Pursuant to the agreement, the Company granted Blue California a royalty-free, non-exclusive, worldwide, license to access and use certain Company intellectual property for the purpose of research and development, scale-up, manufacturing and commercialization activities. In exchange for such license, Blue California agreed to pay the Company a fee of $10 million in cash. On March 31, 2017, the Company entered into a subsequent agreement with Blue California whereby, among other things, Blue California’s affiliates will provide the Company with access to their fermentation manufacturing capacity in China and the Company will transfer additional intellectual property to Blue California for use in collaboration activities between the parties. See Note 18 “Subsequent Events” for further details.

Financing Agreements

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

During the three months ended March 31, 2017, the Company did not sell any shares of common stock under the ATM Sales Agreement. As of the date hereof, $50.0 million remained available for future sales under the ATM Sales Agreement.

LSA Amendment

See Note 5, “Debt and Mezzanine Equity” for details regarding the Fifth LSA Amendment.

Fidelity Notes Exchange

See Note 5, “Debt and Mezzanine Equity” for details regarding the Fidelity Exchange.

Amendment to March 2016 R&D Note

See Note 5, “Debt and Mezzanine Equity” for details regarding the March 2016 R&D Note Amendment.

9. Goodwill and Intangible Assets

The following table presents the components of the Company's intangible assets (in thousands):

		March 31, 2017			December 31, 2016
	Useful Life in Years	Gross Carrying Amount	Accumulated Amortization/ Impairment	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization/ Impairment	Net Carrying Value
In-process research and development	Indefinite	$8,560	$(8,560)	$—	$8,560	$(8,560)	$—
Acquired licenses and permits	2	772	(772)	—	772	(772)	—
Goodwill	Indefinite	560	—	560	560	—	560
		$9,892	$(9,332)	$560	$9,892	$(9,332)	$560

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

10. Stockholders’ Deficit

Unexercised Common Stock Warrants

As of March 31, 2017 and 2016, the Company had 14,663,411 and 7,328,069, respectively, of unexercised common stock warrants with exercise prices ranging from $0.01 to $10.67 per warrant and a weighted average remaining maturity of 5.1 years.

11. Stock-Based Compensation

The Company’s stock option activity and related information for the three months ended March 31, 2017 was as follows:

	Number Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
				(in thousands)
Outstanding - December 31, 2016	13,487,685	$3.63	6.70	$443
Options granted	726,000	$0.58	—	—
Options exercised	(500)	$0.28	—	—
Options cancelled	(695,912)	$1.82	—	—
Outstanding - March 31, 2017	13,517,273	$3.55	6.83	$44
Vested and expected to vest after March 31, 2017	12,347,493	$3.79	6.63	$38
Exercisable at March 31, 2017	7,478,686	$5.42	5.28	$1

The aggregate intrinsic value of options exercised under all option plans was zero for each of the three months ended March 31, 2017 and 2016, determined as of the date of option exercise.

The Company’s restricted stock units (or "RSUs") and restricted stock activity and related information for the three months ended March 31, 2017 was as follows:

	RSUs	Weighted- Average Grant- Date Fair Value	Weighted Average Remaining Contractual Life (Years)
Outstanding - December 31, 2016	6,997,084	$1.18	1.44
Awarded	825,980	$0.59	—
Vested	(348,699)	$1.28	—
Forfeited	(250,329)	$1.03	—
Outstanding - March 31, 2017	7,224,036	$1.11	1.39
Expected to vest after March 31, 2017	5,735,089	$1.15	1.17

The following table summarizes information about stock options outstanding as of March 31, 2017:

			Options Outstanding			Options Exercisable
Exercise Price			Number of Options	Weighted- Average Remaining Contractual Life (Years)	Weighted-Average Exercise Price	Number of Options	Weighted-Average Exercise Price
$0.28	—	$0.58	795,734	9.48	$0.49	2,234	$0.28
$0.59	—	$0.59	2,224,375	9.13	$0.59	—	$—
$0.69	—	$1.63	1,491,082	8.67	$1.30	361,067	$1.60
$1.64	—	$1.96	2,192,975	7.51	$1.84	1,026,492	$1.83
$1.98	—	$2.87	1,780,408	6.07	$2.69	1,579,154	$2.73
$2.96	—	$3.44	688,795	6.40	$3.15	597,154	$3.13
$3.51	—	$3.51	1,447,979	6.90	$3.51	1,057,049	$3.51
$3.55	—	$4.31	1,723,976	3.31	$3.97	1,683,443	$3.98
$4.35	—	$26.84	1,111,949	3.52	$17.71	1,111,949	$17.71
$30.17	—	$30.17	60,000	3.96	$30.17	60,000	$30.17
$0.28	—	$30.17	13,517,273	6.83	$3.55	7,478,686	$5.42

Stock-Based Compensation Expense

Stock-based compensation expense related to options and restricted stock units granted to employees and nonemployees was allocated to research and development expense and sales, general and administrative expense as follows (in thousands):

	Three Months Ended March 31,
	2017	2016
Research and development	$484	$491
Sales, general and administrative	1,162	1,560
Total stock-based compensation expense	$1,646	$2,051

As of March 31, 2017, there was unrecognized compensation expense of $3.7 million and $4.7 million related to stock options and RSUs, respectively, the Company expects to recognize this expense over a weighted average period of 2.71 years and 2.58 years, respectively.

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

	Three Months Ended March 31,
	2017	2016
Expected dividend yield	—%	—%
Risk-free interest rate	2.1%	1.4%
Expected term (in years)	6.15	6.23
Expected volatility	80%	73%

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

12. Employee Benefit Plan

The Company established a 401(k) Plan to provide tax deferred salary deductions for all eligible employees. Participants may make voluntary contributions to the 401(k) Plan up to 90% of their eligible compensation, limited by certain Internal Revenue Service (or the "IRS") restrictions. Effective January 2014, the Company implemented a discretionary employer match plan whereby the Company will match employee contributions up to the IRS limit or 90% of compensation, with a minimum one year of service required for vesting. The total matching amount for each of the three months ended March 31, 2017 and 2016 was $0.1 million.

13. Related Party Transactions

Related Party Financings

See Note 5, “Debt and Mezzanine Equity” for a description of the February 2016 Private Placement transaction with Foris Ventures, LLC (or Foris), Naxyris S.A. and Biolding Investment SA, each a related party of the Company, the March 2016 R&D Note transaction with Total and the June 2016 and October 2016 Private Placement transactions with Foris. In addition, see Note 18, “Subsequent Events” for related party financings and related transactions subsequent to March 31, 2017.

As of March 31, 2017 and December 31, 2016, convertible notes and loan with related parties were outstanding in an aggregate amount of $73.9 million and $72.4 million, respectively, net of debt and issuance costs of $6.0 million and $6.7 million, respectively.

The fair value of the derivative liability related to the related party convertible notes as of March 31, 2017 and December 31, 2016 was $1.4 million and $0.8 million, respectively. The Company recognized a gain from change in fair value of the derivative instruments of $1.1 million and $4.5 million for the three months ended March 31, 2017 and 2016, respectively, (see Note 3, "Fair Value of Financial Instruments" for further details).

Related Party Revenues

The Company recognized no related party revenues from product sales to Total for each of the three months ended March 31, 2017 and 2016. Related party accounts receivable from Total as of March 31, 2017 and December 31, 2016, were $0.3 million and $0.8 million, respectively. In addition, in October 2016 the Company entered into an assistance agreement with the United States Department of Energy, in which Total and Renmatix participate as subcontractors. There was no amount accrued by or due to Total or Renmatix for the three months ended March 31, 2017 and for the year ended December 31, 2016.

Loans to Related Parties

See Note 7, "Joint Ventures and Noncontrolling Interest" for details of the Company's transactions with its affiliate, Novvi LLC.

Joint Venture with Total

In November 2013, the Company and Total formed TAB as discussed above under Note 7, "Joint Ventures and Noncontrolling Interest."

Pilot Plant Agreements

In May 2014, the Company received the final consents necessary for the Pilot Plant Services Agreement (Pilot Plant Services Agreement) and a Sublease Agreement (Sublease Agreement), each dated as of April 4, 2014 (collectively the Pilot Plant Agreements), between the Company and Total. The Pilot Plant Agreements generally have a term of five years. Under the terms of the Pilot Plant Services Agreement, the Company agreed to provide certain fermentation and downstream separations scale-up services and training to Total and receives an aggregate annual fee payable by Total for all services in the amount of up to approximately $0.9 million per annum. In July 2015, Total and the Company entered into Amendment #1 (Pilot Plant Agreement Amendment) to the Pilot Plant Services Agreement whereby the Company agreed to waive a portion of these fees, up to approximately $2.0 million, over the term of the Pilot Plant Services Agreement in connection with the restructuring of TAB discussed above. Prior to February 28, 2017, Total charged its secondees to the Company for research and development services pursuant to an Amended and Restated Secondment Agreement, dated August 1, 2012, between the Company and Total. On February 28, 2017, the Company and Total entered into an amendment to the Amended and Restated Secondment Agreement, which provided that Total would not charge Amyris for the cost of Total’s secondees on or after May 1, 2016, other than overhead charges. Total charges its secondees to the Company for research and development services. The payable to Total under these arrangements was $1.7 million and $2.2 million as of March 31, 2017 and December 31, 2016, respectively.

As of March 31, 2017, the Company had received $1.7 million in cash under the Pilot Plant Agreements from Total. In connection with these arrangements, sublease payments and service fees of $0.0 million and $0.2 million was offset against cost and operating expenses for the three months ended March 31, 2017 and 2016, respectively.

14. Income Taxes

The Company recorded a benefit from income taxes of $0.04 million for the three months ended March 31, 2017 and a provision for income taxes of $0.1 million for the three months ended March 31, 2016. The provision for income taxes for the three months ended March 31, 2017 and 2016 consisted of an accrual of Brazilian withholding tax on intercompany interest on intercompany loans. Other than the above mentioned income tax amounts, no additional provision for income taxes has been made, net of the valuation allowance, due to cumulative losses since the commencement of operations.

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

Revenues by geography are based on the location of the customer. The following tables set forth revenue and long-lived assets by geographic area (in thousands):

Revenues

	Three Months Ended March 31,
	2017	2016
Europe	$5,376	$4,372
United States	3,096	3,462
Asia	4,433	590
Brazil	19	375
Other	56	12
Total	$12,980	$8,811

Long-Lived Assets (Property, Plant and Equipment)

	March 31, 2017	December 31, 2016
Brazil	$39,137	$44,153
United States	13,683	9,342
Europe	225	240
Total	$53,045	$53,735

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

The components of accumulated other comprehensive loss are as follows (in thousands):

	March 31, 2017	December 31, 2016
Foreign currency translation adjustment, net of tax	$(40,581)	$(40,904)
Total accumulated other comprehensive loss	$(40,581)	$(40,904)

17. Net Loss Attributable to Common Stockholders and Net Loss per Share

The Company computes net loss per share in accordance with ASC 260, “Earnings per Share.” Basic net loss per share of common stock is computed by dividing the Company’s net loss attributable to Amyris, Inc. common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share of common stock is computed by giving effect to all potentially dilutive securities, including stock options, restricted stock units, common stock warrants and convertible promissory notes using the treasury stock method or the as converted method, as applicable. For the three months ended March 31, 2017, basic net loss per share was the same as diluted net loss per share because the inclusion of all potentially dilutive securities outstanding was anti-dilutive. As such, the numerator and the denominator used in computing both basic and diluted net loss was the same for that period.

The following table presents the calculation of basic and diluted net loss per share of common stock attributable to Amyris, Inc. common stockholders (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2017	2016
Numerator:
Net loss attributable to Amyris, Inc. common stockholders	$(37,371)	$(15,308)
Interest on convertible debt	—	1,817
Accretion of debt discount	—	1,633
Gain from change in fair value of derivative instruments	—	(18,415)
Net loss attributable to Amyris, Inc. common stockholders after assumed conversion	$(37,371)	$(30,273)

Denominator:
Weighted average shares of common stock outstanding for basic EPS	290,039,216	207,199,563
Basic and diluted loss per share	$(0.13)	$(0.07)

Weighted average shares of common stock outstanding	290,039,216	207,199,563
Effect of dilutive securities:
Convertible promissory notes	—	53,732,522
Weighted common stock equivalents	—	53,732,522

Diluted weighted-average common shares	290,039,216	260,932,085
Diluted loss per share	$(0.13)	$(0.12)

The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share of common stock because including them would have been anti-dilutive:

	Three Months Ended March 31,
	2017	2016
Period-end stock options to purchase common stock	13,517,273	12,159,154
Convertible promissory notes(1)	72,826,108	99,648,739
Period-end common stock warrants	5,021,087	5,885,762
Period-end restricted stock units	7,224,036	5,175,430
Total	98,588,504	122,869,085

______________

(1)	The potentially dilutive effect of convertible promissory notes was computed based on conversion ratios in effect as of the respective period end dates. A portion of the convertible promissory notes issued carries a provision for a reduction in conversion price under certain circumstances, which could potentially increase the dilutive shares outstanding. Another portion of the convertible promissory notes issued carries a provision for an increase in the conversion rate under certain circumstances, which could also potentially increase the dilutive shares outstanding.

18. Subsequent Events

Ginkgo Collaboration Note

On April 13, 2017, the Company issued a secured promissory note to Ginkgo, in the principal amount of $3 million dollars (or the Ginkgo Collaboration Note), in satisfaction of certain payments owed by the Company to Ginkgo under the Ginkgo Collaboration Agreement (see Note 8, “Significant Agreements” above for details regarding the Ginkgo Collaboration Agreement). The Ginkgo Collaboration Note is collateralized by a second priority lien on the assets securing the Company’s obligations under the Senior Secured Loan Facility, and is subordinate to the Company’s obligations under the Senior Secured Loan Facility pursuant to a Subordination Agreement, dated as of October 27, 2016 and ratified on April 13, 2017, by and among the Company, Ginkgo and Stegodon. Interest will accrue on the Ginkgo Collaboration Note from and including April 13, 2017 at a rate of 13.50% per annum and is payable in full on May 15, 2017, the maturity date of the Ginkgo Collaboration Note, unless the Ginkgo Collaboration Note is prepaid in accordance with their terms prior to such date. The Ginkgo Collaboration Note contains customary terms, provisions, representations and warranties, including certain events of default after which the Ginkgo Collaboration Note may be due and payable immediately, as set forth in the Ginkgo Collaboration Note.

April 2017 Convertible Note Offering

On April 13, 2017, the Company entered into a securities purchase agreement (or the April 2017 Purchase Agreement) between the Company and a private investor (or the Purchaser) relating to the sale of up to $15.0 million aggregate principal amount of convertible notes (or the April 2017 Convertible Notes) that are convertible into shares of the Company’s common stock at an initial conversion price of $1.90 per share. The April 2017 Purchase Agreement includes customary representations, warranties and covenants by the Company. The April 2017 Purchase Agreement also provides the Purchaser with a right of first refusal with respect to any variable rate transaction, subject to certain exceptions, on the same terms and conditions as are offered to a third-party purchaser for as long as the Purchaser holds any April 2017 Convertible Notes or shares of common stock underlying the April 2017 Convertible Notes.

The April 2017 Convertible Notes will be issued and sold in two separate closings. The initial closing occurred on April 17, 2017. At the initial closing, the Company issued and sold an April 2017 Convertible Note in a principal amount of $7.0 million to the Purchaser. If the Purchaser so elects at its option and in its sole discretion, the second closing will occur on or prior to December 31, 2017, subject to the satisfaction of certain closing conditions, including certain equity conditions. At the second closing, the Company will issue and sell an April 2017 Convertible Note in a principal amount of $8.0 million to the Purchaser.

The April 2017 Convertible Notes are general unsecured obligations of the Company. Unless earlier converted or redeemed, the April 2017 Convertible Notes will mature on or about the 18-month anniversary of their respective issuance, subject to the rights of the holders to extend the maturity date in certain circumstances.

The April 2017 Convertible Notes are payable in monthly installments, in either cash at 118% of such installment amount or, at the Company’s option, subject to the satisfaction of certain equity conditions, shares of common stock at a discount to the then-current market price, subject to a price floor. In addition, in the event that the Company elects to pay all or any portion of a monthly installment in common stock, the holders of the April 2017 Convertible Notes shall have the right to require that the Company repay in common stock an additional amount of the April 2017 Convertible Notes not to exceed 50% of the cumulative sum of the aggregate amounts by which the dollar-weighted trading volume of the common stock for all trading days during the applicable installment period exceeds $200,000.

The April 2017 Convertible Notes contain customary terms and covenants, including certain events of default after which the holders may require the Company to redeem all or any portion of their April 2017 Convertible Notes in cash at a price equal to the greater of (i) 118% of the amount being redeemed and (ii) the intrinsic value of the shares of common stock issuable upon an installment payment of the amount being redeemed in shares.

In the event of a Fundamental Transaction (as defined in the April 2017 Convertible Notes), holders of the April 2017 Convertible Notes may require the Company to redeem all or any portion of their April 2017 Convertible Notes at a price equal to the greater of (i) 118% of the amount being redeemed and (ii) the intrinsic value of the shares of common stock issuable upon an installment payment of the amount being redeemed in shares.

The Company has the right to redeem the April 2017 Convertible Notes for cash, in whole, at any time, or in part, from time to time, at a redemption price equal to 118% of the principal amount of the April 2017 Convertible Notes to be redeemed.

The April 2017 Convertible Notes will be convertible from time to time, at the election of the holders, into shares of common stock at an initial conversion price of $1.90 per share. The conversion price will be subject to adjustment in the event of any stock split, reverse stock split, recapitalization, reorganization or similar transaction.

Notwithstanding the foregoing, the holders will not have the right to convert any portion of an April 2017 Convertible Note, and the Company will not have the option to pay any amount in shares of common stock, if (a) the holder, together with its affiliates, would beneficially own in excess of 4.99% (or such other percentage as determined by the holder and notified to the Company in writing, not to exceed 9.99%, provided that any increase of such percentage will not be effective until 61 days after notice thereof) of the number of shares of common stock outstanding immediately after giving effect to such conversion or payment, as applicable, or (b) the aggregate number of shares issued with respect to the April 2017 Convertible Notes (and any other transaction aggregated for such purpose) after giving effect to such conversion or payment, as applicable, would exceed 54,676,770 shares of common stock (or the Exchange Cap). In the event that the Company is prohibited from issuing any shares of common stock under the April 2017 Convertible Notes as a result of the Exchange Cap, the Company will pay cash in lieu of any shares that would otherwise be deliverable in excess of the Exchange Cap. In addition, pursuant to the April 2017 Purchase Agreement, in the event that the aggregate number of shares of common stock issuable with respect to the April 2017 Convertible Notes (and any other transaction aggregated for such purpose) would equal or exceed 49,233,710 of shares of common stock, the Company will be required to take all actions necessary for, and use its reasonable best efforts to solicit and obtain, stockholder approval for the issuance of shares of common stock in excess of the Exchange Cap.

For as long as they hold April 2017 Convertible Notes or shares of common stock issued under the April 2017 Convertible Notes, the holders may not sell any shares of common stock at a price less than $1.05 per share; provided, that with respect to any shares of Common Stock issued under the April 2017 Convertible Notes at a price less than $1.00, the holders may sell such shares at a price not less than the price floor applicable to the installment period with respect to which such shares were issued.

Amendment to Convertible Notes

On May 2, 2017, in connection with the Purchaser agreeing to extend the time period for certain obligations of the Company under the April 2017 Purchase Agreement, the Company and the Purchaser entered into an Amendment Agreement (or the Amendment Agreement) with respect to the December 2016 Purchase Agreement, the April 2017 Purchase Agreement, the December 2016 Convertible Note and the April 2017 Convertible Notes (or the Amended Notes). Pursuant to the Amendment Agreement, the Company and the Purchaser agreed, among other things, to amend the December 2016 Convertible Note and the April 2017 Convertible Notes to (i) reduce the price at which the Company may pay monthly installments under the Amended Notes in shares of common stock from a 10% discount to a market-based price to a 20% discount to a market-based price and (ii) reduce the price floor related to any such payment from 80% of, in the case of the December 2016 Convertible Note, the volume-weighted average price per share (VWAP) of the Company’s common stock on the trading day immediately preceding the applicable installment date and, in the case of the April 2017 Convertible Notes, the arithmetic average of the VWAP of the Company’s common stock for the five trading days immediately preceding the applicable installment date, to 70% of such amount. The closing of the Amendment Agreement and the issuance of the Amended Notes is subject to customary closing conditions.

Blue California

In April 2017, the Company announced that it had amended the terms of its December 2016 Intellectual Property License and Strain Access Agreement with Blue California to take a minority equity stake in SweeGen, Inc. (or SweeGen), one of Blue California’s affiliates focused on the sweetener market, in lieu of a $10 million cash payment for intellectual property transferred to Blue California in December 2016. On April 21, 2017, Amyris received 850,115 shares of SweeGen common stock in satisfaction of Blue California’s payment obligation under the Intellectual Property License and Strain Access Agreement.

May 2017 Financing Transactions

On May 8, 2017, the Company entered into a Securities Purchase Agreement (or the May 2017 Purchase Agreement) with certain investors for the issuance and sale of 22,140 shares of the Company’s Series A 17.38% Convertible Preferred Stock, par value $0.0001 per share (or the Series A Preferred Stock), 65,203.8756 shares of the Company’s Series B 17.38% Convertible Preferred Stock, par value $0.0001 per share (or the Series A Preferred Stock and, together with the Series A Preferred Stock, the Preferred Stock), which Preferred Stock is convertible into the Company’s common stock, par value $0.0001 per share as described below, and Cash Warrants (as defined below) to purchase an aggregate of 207,954,414 shares of Common Stock and Dilution Warrants (as defined below) (or, collectively, the May 2017 Warrants, and the shares of common stock issuable upon exercise of the Warrants, the May 2017 Warrant Shares) (or the May 2017 Offering).

On May 11, 2017, the Company and the investors closed the issuance and sale of the Series A Preferred Stock, Series B Preferred Stock and May 2017 Warrants (or the May 2017 Offering Closing). The net proceeds to the Company from the May 2017 Offering were approximately $44.5 million after payment of the estimated offering expenses and placement agent fees. The Series A Preferred Stock and May 2017 Warrants relating thereto were sold to the purchasers thereof in exchange for aggregate cash consideration of $22,140,000, and the Series B Preferred Stock and May 2017 Warrants relating thereto were sold to the purchasers thereof in exchange for (i) aggregate cash consideration of $25,000,000 and (ii) the cancellation of approximately $40.2 million of outstanding indebtedness (including accrued interest thereon) owed by the Company to such purchasers, as further described below.

The May 2017 Purchase Agreement includes customary representations, warranties and covenants of the parties. In addition, pursuant to the May 2017 Purchase Agreement, the Company, subject to certain exceptions, including the issuance of the Second Tranche Securities (as defined below), (i) may not issue, enter into any agreement to issue or announce the issuance or proposed issuance of any shares of Common Stock or securities convertible into or exercisable or exchangeable for Common Stock until July 31, 2017 and (ii) may not enter into an agreement to effect any issuance by the Company involving a variable rate transaction until one year from the May 2017 Offering Closing (as defined below).

Series A Preferred Stock

Each share of Series A Preferred Stock has a stated value of $1,000 and is convertible at any time, at the option of the holder, into Common Stock at an initial conversion price of $1.15 per share (or the Preferred Stock Conversion Rate). The Preferred Stock Conversion Rate is subject to adjustment in the event of any dividends or distributions of common stock, or any stock split, reverse stock split, recapitalization, reorganization or similar transaction. If not previously converted at the option of the holder, each share of Series A Preferred Stock will be automatically converted, without any further action by the holder, on the 90th day following the date that the Stockholder Approval (as defined below) has been obtained and effected.

Dividends, at a rate per year equal to 17.38% of the stated value of the Series A Preferred Stock, will be payable semi-annually from the issuance of the Series A Preferred Stock until the tenth anniversary of the date of issuance, on each October 15 and April 15, beginning October 15, 2017, on a cumulative basis, at the Company’s option, in cash, out of any funds legally available for the payment of dividends, or, subject to the satisfaction of certain conditions, in Common Stock at the Preferred Stock Conversion Rate, or a combination thereof. In addition, upon the conversion of the Series A Preferred Stock prior to the tenth anniversary of the date of issuance, the holders of the Series Preferred A Stock shall be entitled to a payment equal to $1,738 per $1,000 of stated value of the Series A Preferred Stock, less the amount of all prior semi-annual dividends paid on such converted Series A Preferred Stock prior to the relevant conversion date (the Preferred Stock Make-Whole Payment), at the Company’s option, in cash, out of any funds legally available for the payment of dividends, or, subject to the satisfaction of certain conditions, in Common Stock at the Preferred Stock Conversion Rate, or a combination thereof. If the Company elects to pay any dividend in the form of cash, it shall provide each holder with notice of such election not later than the first day of the month of prior to the applicable dividend payment date.

Unless and until converted into common stock in accordance with its terms, the Series A Preferred Stock has no voting rights, other than as required by law or with respect to matters specifically affecting the Series A Preferred Stock.

In the event of a fundamental transaction, the holders of the Series A Preferred Stock will have the right to receive the consideration receivable as a result of such fundamental transaction by a holder of the number of shares of Common Stock for which the Series A Preferred Stock is convertible immediately prior to such fundamental transaction (without regard to whether such Series A Preferred Stock is convertible at such time), which amount shall be paid pari passu with all holders of Common Stock.

Upon any liquidation, dissolution or winding-up of the Company, the holders of the Series A Preferred Stock shall be entitled to receive out of the assets of the Company the same amount that a holder of Common Stock would receive if the Series A Preferred Stock were fully converted to Common Stock immediately prior to such liquidation, dissolution or winding-up (without regard to whether such Series A Preferred Stock is convertible at such time) , which amount shall be paid pari passu with all holders of Common Stock.

Notwithstanding the foregoing, the holders (other than the Designated Holder (as defined below)) will not have the right to convert any Series A Preferred Stock, and the Company shall not effect any conversion of the Series A Preferred Stock, if the holder, together with its affiliates, would beneficially own in excess of 4.99% (or such other percentage as determined by the holder and notified to the Company in writing, not to exceed 9.99%, provided that any increase of such percentage will not be effective until 61 days after notice thereof) of the number of shares of common stock outstanding immediately after giving effect to the issuance of shares of common stock issuable upon conversion of such Series A Preferred Stock.

On May 8, 2017, the Company filed the Certificate of Designation of Preferences, Rights and Limitations of Series A 17.38% Convertible Preferred Stock with the Secretary of State of Delaware.

Series B Preferred Stock

The Series B Preferred Stock will have substantially identical terms to the Series A Preferred Stock (as described above), except that the issuance of the shares of common stock issuable upon conversion of the Series B Preferred Stock or as payment of dividends or the Make-Whole Payment on the Series B Preferred Stock (or the Series B Conversion Shares) will be subject to the Stockholder Approval (as defined below).

The investors that purchased shares of the Series B Preferred Stock included existing stockholders of the Company affiliated with certain members of our Board of Directors (or the Affiliated Investors): Foris Ventures, LLC (Foris, an entity affiliated with director John Doerr of Kleiner Perkins Caufield & Byers, a current stockholder), which purchased 30,728.589 shares of Series B Preferred Stock and May 2017 Warrants to purchase 73,160,764 shares of Common Stock; and Naxyris S.A. (or Naxyris, an investment vehicle owned by Naxos Capital Partners SCA Sicar; director Carole Piwnica is Director of NAXOS UK, which is affiliated with Naxos Capital Partners SCA Sicar), which purchased 2,333.216 shares of Series B Preferred Stock and May 2017 Warrants to purchase 5,556,038 shares of common stock. The Affiliated Investors purchased their respective shares of Series B Preferred Stock and Warrants in exchange for the cancellation of existing indebtedness of the Company held by such Affiliated Investors: Foris agreed to exchange an aggregate principal amount of $27.0 million of indebtedness, plus accrued interest thereon, issued to Foris by the Company on February 12, 2016, June 24, 2016 and October 21, 2016, as described above in Note 5, “Debt and Mezzanine Equity”; and Naxyris exchanged an aggregate principal amount of $2.0 million of indebtedness, plus accrued interest thereon, issued to Naxyris by the Company on February 12, 2016, as described above in Note 5, “Debt and Mezzanine Equity”.

In addition, the investors that purchased shares of the Series B Preferred Stock included holders of certain of the Company’s existing indebtedness, including the 2014 144A Notes and the 2015 144A Notes (see Note 5, “Debt and Mezzanine Equity” for details regarding the terms of the 2014 144A Notes and the 2015 144A Notes), which investors exchanged all or a portion of their holding of such indebtedness, including accrued interest thereon, representing an aggregate of $3.4 million of 2014 144A Notes and approximately $3.7 million of 2015 144A Notes, for Series B Preferred Stock and May 2017 Warrants in the May 2017 Offering. Upon the May 2017 Offering Closing, such indebtedness was cancelled and the agreements relating thereto, including any note purchase agreements or unsecured or secured promissory notes (including any security interest relating thereto), were terminated, except to the extent such investors or other investors retain a portion of such indebtedness.

The Series B Preferred Stock was issued in a private placement pursuant to the exemption from registration under Section 4(a)(2) of the Securities Act and Regulation D promulgated under the Securities Act.

On May 8, 2017, the Company filed the Certificate of Designation of Preferences, Rights and Limitations of Series B 17.38% Convertible Preferred Stock with the Secretary of State of Delaware.

May 2017 Warrants

Pursuant to the May 2017 Purchase Agreement, at the May 2017 Offering Closing the Company issued to each investor (i) a warrant, with an exercise price of $0.52 per share, to purchase a number of shares of Common Stock equal to 50% of the shares of common stock into which such investor’s shares of Preferred Stock were initially convertible (including shares of Common Stock issuable as payment of the Make-Whole Payment, assuming that the Make-Whole Payment is made in Common Stock), representing warrants to purchase 103,977,207 shares of common stock in the aggregate for all investors and (ii) a warrant, with an exercise price of $0.62 per share, to purchase a number of shares of Common Stock equal to 50% of the shares of common stock into which such investor’s shares of Preferred Stock were initially convertible (including shares of Common Stock issuable as payment of the Make-Whole Payment, assuming that the Make-Whole Payment is made in Common Stock), representing warrants to purchase 103,977,207 shares of common stock in the aggregate for all investors (or, collectively, the Cash Warrants). The exercise price of the Cash Warrants is subject to standard adjustments as well as full-ratchet anti-dilution protection for any issuance by the Company of equity or equity-linked securities during the three-year period following the May 2017 Offering Closing at a per share price (including any conversion or exercise price, if applicable) less than the then-current exercise price of the Cash Warrants, subject to certain exceptions.

In addition, at the May 2017 Offering Closing, the Company issued to each investor a warrant, with an exercise price of $0.0001 per share (or, collectively, the Dilution Warrants), to purchase a number of shares of common stock sufficient to provide the investor with full-ratchet anti-dilution protection for any issuance by the Company of equity or equity-linked securities during the three-year period following the May 2017 Offering Closing at a per share price (including any conversion or exercise price, if applicable) less than $0.42 per share, the effective per share price paid by the investors for the shares of common stock issuable upon conversion of the Preferred Stock purchased by the investors in the May 2017 Offering (including shares of common stock issuable as payment of dividends or the Make-Whole Payment, assuming that all such dividends and the Make-Whole Payment are made in common stock), subject to certain exceptions.

The exercise of the May 2017 Warrants will be subject to the Stockholder Approval (as defined below). The May 2017 Warrants each have a term of five years from the date the Warrants are initially exercisable following the Stockholder Approval.

The May 2017 Warrants were issued in a private placement pursuant to the exemption from registration under Section 4 (a)(2) of the Securities Act and Regulation D promulgated under the Securities Act.

Stockholder Approval

Pursuant to the May 2017 Purchase Agreement, the Company has agreed to solicit from the Company’s stockholders (i) any approval for the transactions contemplated by the May 2017 Purchase Agreement required by the rules and regulations of the NASDAQ Stock Market, including without limitation the issuance of shares of common stock upon conversion of the Series B Preferred Stock and upon exercise of the May 2017 Warrants (or the NASDAQ Approval) and (ii) approval to effect a reverse stock split of the common stock (together with the NASDAQ Approval, collectively, the Stockholder Approval) at an annual or special meeting of stockholders to be held on or prior to July 10, 2017, and to use commercially reasonable efforts to secure the Stockholder Approval. As described in more detail below, the parties subject to the Voting Agreements (as defined below) have agreed to vote in favor of the Stockholder Approval. The Company has presented a 15-for-1 reverse stock split to its stockholders for approval at its 2017 Annual Meeting of Stockholders to be held on May 23, 2017 (or the Annual Meeting), and intends to solicit the NASDAQ Approval at a special meeting of stockholders to occur on or prior to July 10, 2017 (or the Special Meeting and, together with the Annual Meeting, the Stockholder Meetings) Pursuant to the May 2017 Purchase Agreement, if the Company does not obtain Stockholder Approval at the Stockholder Meetings, the Company will call a stockholder meeting every four months thereafter to seek the Stockholder Approval until the earlier of the date Stockholder Approval is obtained or the Preferred Stock and May 2017 Warrants are no longer outstanding.

Registration Rights

Pursuant to the May 2017 Purchase Agreement, within 30 calendar days of the date of the Stockholder Approval, the Company has agreed to file a registration statement on Form S-3 (or other appropriate form if the Company is not then S-3 eligible) providing for the resale by the Investors of the Series B Conversion Shares and May 2017 Warrant Shares. The Company shall use commercially reasonable efforts to cause such registration statement to become effective within 181 days following the Closing and commercially reasonable efforts to keep such registration statement effective at all times until (i) no Investor owns any Series B Conversion Shares or May 2017 Warrant Shares or (ii) the Series B Conversion Shares and May 2017 Warrant Shares are eligible for resale under Rule 144 without regard to volume limitations.

Stockholder Agreement

In connection with, and as a condition to, the May 2017 Offering Closing, on May 11, 2017, the Company and one of the investors, DSM International B.V. (or the Designated Holder), a subsidiary of Koninklijke DSM N.V., entered into a Stockholder Agreement (or the Stockholder Agreement) setting forth certain rights and obligations of the Designated Holder and the Company. The Designated Holder purchased 25,000 shares of Series B Preferred Stock, Cash Warrants for the purchase of 59,521,740 shares of Common Stock and Dilution Warrants in the May 2017 Offering in exchange for aggregate cash consideration of $25,000,000. Pursuant to the Stockholder Agreement, the Designated Holder will have the right to designate one director selected by the Designated Holder (a Designated Holder Director), subject to certain restrictions, to the Company’s Board of Directors (or the Board). The Company will agree to appoint the Designated Holder Director and to use reasonable efforts, consistent with the Board’s fiduciary duties, to cause the Designated Holder Director to be re-nominated in the future; provided, that the Designated Holder will no longer have the right to designate any Designated Holder Director at such time as the Designated Holder holds less than 4.5% of the Company’s outstanding common stock. In addition, for as long as there is a Designated Holder Director serving on the Board, the Company will agree not to engage in certain commercial or financial transactions or arrangements without the consent of any then-serving Designated Holder Director. The Company will also agree to provide the Designated Holder with certain exclusive negotiating rights in connection with certain future commercial projects and arrangements, whereby the Designated Holder will have a 60-day negotiation period with respect to any such projects, as well as a right to use a portion of the Company’s manufacturing capacity for toll manufacturing of the Designated Holder’s products, subject to certain conditions, including, with respect to the toll manufacturing option, that the Designated Holder provide the Company with a minimum annual level of cash funding in connection with commercial activity between the Company and the Designated Holder, beginning in 2018. The Designated Holder will also have the right to purchase additional shares of capital stock of the Company in connection with a sale of equity or equity-linked securities by the Company in a capital raising transaction for cash, subject to certain exceptions, to maintain its proportionate ownership percentage in the Company. At the May 2017 Offering Closing, the Company and the Designated Holder entered into licenses granted by the Company to the Designated Holder with respect to certain Company intellectual property useful in the Designated Holder’s business, which licenses will become effective upon the occurrence of certain events specified therein.

Pursuant to the Stockholder Agreement, the Designated Holder agreed not to sell or transfer any of the shares of Series B Preferred Stock or May 2017 Warrants purchased by the Designated Holder in the Offering, any Second Tranche Securities (as defined below), or any shares of Common Stock issuable upon conversion or exercise thereof (or the Transfer Restricted Shares), other than to its affiliates, without the consent of the Company during the one-year period following the May 2017 Closing. Thereafter, the Designated Holder will have the right to sell or transfer the Transfer Restricted Shares to any third party, other than a competitor of the Company or any controlled affiliate of a competitor of the Company; provided, that the Company will have a customary right of first offer with respect to any such sale or transfer other than to affiliates of the Designated Holder. In addition, the Designated Holder will agree that, other than in connection with the purchase, conversion or exercise of (i) the Series B Preferred Stock or May 2017 Warrants purchased by the Designated Holder pursuant to the May 2017 Purchase Agreement or (ii) the Second Tranche Securities (as defined below) in accordance with their terms or the exercise of its pre-emptive rights, until three months after there is no Designated Holder Director on the Board, the Designated Holder will not, without the prior consent of the Board, among other things, purchase any Common Stock, any options or other rights to acquire Common Stock or any indebtedness of the Company, or make any public offer to acquire common stock, options or other rights to acquire common stock or indebtedness of the Company, that would result in the Designated Holder and its affiliates beneficially owning more than 33% of the Company’s outstanding voting securities at the time of acquisition (assuming the exercise or conversion, whether then exercisable or convertible, of any shares of Series B Preferred Stock, May 2017 Warrants or Second Tranche Securities beneficially owned by the Designated Holder and/or its affiliates), join in any solicitation of proxies for any matter not previously approved by the Board, or join any “group” (as such term is defined in Section 13(d)(3) of the Securities Exchange Act of 1934) with respect to any of the foregoing.

In addition, the Company has agreed to register, via one or more registration statements filed with the SEC under the Securities Act, the shares of common stock issuable upon conversion or exercise, as applicable, of the Series B Preferred Stock, May 2017 Warrants and Second Tranche Securities held by the Designated Holder. Under the terms of the Stockholder Agreement, the Company is required to file such registration statement within 180 days following the May 2017 Closing, and to use its commercially reasonable efforts to cause the Registration Statement to be declared effective by the SEC as soon as practicable and no later than the 225th day following the May 2017 Closing. In addition, the Designated Holder may request that up to three of such registrations provide for an underwritten offering of such shares. In addition, if the Company registers any of its securities for public sale under the Securities Act, the Designated Holder will have the right to include their shares in the registration statement, subject to certain exceptions. The managing underwriter of any underwritten offering will have the right to limit, due to marketing reasons, the number of shares registered by the Designated Holder to 25% of the total shares covered by the registration statement. The Company will agree to pay all expenses incurred in connection with the exercise of such demand and piggyback registration rights, except for legal costs of the Designated Holder, stock transfer taxes and underwriting discounts and commissions.

Pursuant to the Stockholder Agreement, the Company and the Designated Holder have agreed to negotiate in good faith during the 90-day period following the May 2017 Closing to mutually agree on certain terms and conditions upon which the Designated Holder shall purchase additional shares of Series B Preferred Stock and warrants (or the Second Tranche Securities), in an amount to be agreed by the Company and the Designated Holder, provided such amount is no less than $25 million and no more than $30 million (such amount, the Second Tranche Funding Amount) prior to the end of such 90-day period (or the Second Tranche Funding). The Second Tranche Funding is subject to approval of the Designated Holder’s managing board. In connection with the Second Tranche Funding, the Company and the Designated Holder shall enter into an amendment to the Stockholder Agreement providing for a second Designated Holder Director on terms to be agreed by the parties, and certain of the License Agreements will become effective. If the Second Tranche Funding occurs, the parties will thereafter negotiate in good faith regarding an agreement concerning the development of certain products in the health and nutrition field. In the event that the parties do not reach such agreement prior to the earlier of 90 days after the Second Tranche Funding or December 31, 2017, (a) the exclusive negotiating right granted to the Designated Holder in connection with certain future commercial projects and arrangements of the Company will expire, (b) on the first anniversary of the closing of the Second Tranche Funding and each subsequent anniversary thereof, the Company will make a $5 million cash payment to the Designated Holder, provided that the aggregate amount of such payments shall not exceed the Second Tranche Funding Amount, and (c) an intellectual property escrow agreement relating to the License Agreements, entered into by the Company and the Designated Holder at the Closing, will become effective.

Exchange

In connection with the transactions contemplated by the May 2017 Purchase Agreement, on May 8, 2017, the Company entered into a Security Holder Agreement with Foris and Naxyris. Pursuant to the Security Holder Agreement, Foris and Naxyris agreed to exchange (or the May 2017 Exchange) their outstanding shares of common stock, representing a total of 20,920,578 shares, for 20,920.578 shares of the Company’s Series C Convertible Preferred Stock, par value $0.0001 per share (or the Series C Preferred Stock). In addition, pursuant to the Security Holder Agreement, Foris and Naxyris agreed to not convert any of their outstanding convertible promissory notes, warrants and any other equity-linked securities of the Company until the Stockholder Approval, to not sell or otherwise transfer or assign any voting securities of the Company prior to the Stockholder Approval, and to vote any shares of Common Stock and Series C Preferred Stock beneficially owned by them in favor of the Stockholder Approval. The Exchange was consummated concurrently with the closing of the May 2017 Offering.

Series C Preferred Stock

Each share of Series C Preferred Stock has a stated value of $1,000 and will automatically convert into common stock upon the approval by the Company’s stockholders and implementation of the reverse stock split, on a 1:1 basis (i.e., each $1 of stated value of the Series C Preferred Stock will convert into 1 share of Common Stock) (or the Series C Conversion Rate). The Series C Conversion Rate is subject to adjustment in the event of any dividends or distributions of the common stock, or any stock split, reverse stock split, recapitalization, reorganization or similar transaction.

The Series C Preferred Stock will be entitled to participate with the common stock on an as-converted basis with respect to any dividends or other distributions to holders of common stock.

The Series C Preferred Stock shall vote together as one class with the Common Stock on an as-converted basis, and shall also vote with respect to matters specifically affecting the Series C Preferred Stock.

In the event of a fundamental transaction, the holders of the Series C Preferred Stock will have the right to receive the consideration receivable as a result of such fundamental transaction by a holder of the number of shares of common stock for which the Series C Preferred Stock is convertible immediately prior to such fundamental transaction (without regard to whether such Series C Preferred Stock is convertible at such time), which amount shall be paid pari passu with all holders of common stock.

Upon any liquidation, dissolution or winding-up of the Company, the holders of the Series C Preferred stock shall be entitled to receive out of the assets of the Company an amount equal to the greater of (i) the par value of each share of Series C Preferred Stock, plus any accrued and unpaid dividends or other amounts due on such Series C Preferred Stock, prior to any distribution or payment to the holders of common stock or (ii) the amount that a holder would receive if the Series C Preferred Stock were fully converted to common stock immediately prior to such liquidation, dissolution or winding-up (without regard to whether such Series C Preferred Stock is convertible at such time), which amount shall be paid pari passu with all holders of Common Stock.

On May 8, 2017, the Company filed the Certificate of Designation of Preferences, Rights and Limitations of Series C Convertible Preferred Stock with the Secretary of State of Delaware.

The Series C Preferred Stock will be issued in a private exchange pursuant to the exemption from registration under Section 3(a)(9) of the Securities Act.

Voting Agreements

In connection with the transactions contemplated by the May 2017 Purchase Agreement, the Company and certain stockholders of the Company, including Total, Temasek and Biolding Investment SA, entered into Voting Agreements, pursuant to which such existing stockholders agreed to vote their shares of common stock in favor of the Stockholder Approval. The stockholders who are party to the Voting Agreements held approximately 51.2% of the Company’s outstanding common stock as of April 30, 2017.

Nenter Termination Agreement

In connection with the transactions contemplated by the May 2017 Purchase Agreement and the Stockholder Agreement, on May 8, 2017, the Company and Nenter & Co., Inc. (or Nenter) entered into a letter agreement to terminate the Cooperation Agreement, dated as of October 26, 2016, between the Company and Nenter, pursuant to which the parties had agreed to collaborate to create and develop certain compounds and, in the event the parties achieved certain specified development targets, to establish and implement a worldwide manufacturing and commercialization plan relating thereto. In connection with the termination of the Cooperation Agreement, the Company agreed to pay Nenter a fee of $2.5 million on or before June 22, 2017.

Temasek Letter Agreement

On May 5, 2017, the Company entered into a letter agreement with Temasek, pursuant to which the Company and Temasek agreed that Temasek’s Remaining Notes under the Maturity Treatment Agreement ($10.0 million s of March 31, 2017) would no longer be subject to mandatory conversion by Temasek at or prior to the maturity of such Remaining Notes. Accordingly, the Company will be required to pay any portion of such Remaining Notes that remain outstanding at maturity in cash in accordance with the terms of such Remaining Notes. See Note 5, “Debt and Mezzanine Equity” for details regarding the Maturity Treatment Agreement and the Remaining Notes.

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

Overview

Amyris, Inc. (referred to as the “Company,” “Amyris,” “we,” “us,” or “our”) is a leading integrated industrial biotechnology company that is applying its technology platform to engineer, manufacture and sell high performance, low cost products into the Health and Nutrition, Personal Care and Performance Materials markets. Our proven technology platform allows us to rapidly engineer microbes and use them as catalysts to metabolize renewable, plant-sourced sugars into large volume, high-value ingredients. Our biotechnology platform and industrial fermentation process replaces existing complex and expensive chemical manufacturing processes. We believe industrial synthetic biology represents a third industrial revolution, bringing together biology and engineering to generate new, more sustainable materials to meet the growing global demand for bio-based replacements for petroleum, animal- or plant-derived ingredients. We continue to build demand for our current portfolio of products through a sales network comprised of direct sales and distributors, and are engaged in collaborations across each of our three market focus areas to drive additional product sales and partnership opportunities. Via our partnership model, we co-invest in the development of each molecule to bring it from the lab to commercial scale and then capture long term revenue either via the sale of the molecule to the partner and/or value sharing of end product sales.

Amyris was founded in 2003 in the San Francisco Bay Area by a group of scientists from the University of California, Berkeley. Our first major milestone came in 2005 when, through a grant from the Bill & Melinda Gates Foundation, we developed technology capable of creating microbial strains that produce artemisinic acid - a precursor of artemisinin, an effective anti-malarial drug. In 2008, we granted royalty-free licenses to allow Sanofi-Aventis (Sanofi) to produce artemisinic acid using our technology. Building on our success with artemisinic acid, in 2007 we began applying our technology platform to develop, manufacture and sell sustainable alternatives to a broad range of markets..

We focused our initial development efforts primarily on the production of Biofene®, our brand of renewable farnesene, a long-chain, branched hydrocarbon molecule that we manufacture through fermentation using engineered microbes. Our farnesene derivatives are sold in hundreds of products as nutraceuticals, skin care, fragrances, solvents, polymers, and lubricants ingredients. The commercialization of farnesene pushed us to create a more cost efficient, faster and accurate development process in the lab and drive costs out of our Brotas, Brazil production facility. This investment has enabled our technology platform to rapidly develop microbial strains and commercialize target molecules. In 2014, we began manufacturing additional molecules for the flavors and fragrance (F&F) industry, in 2015 we began investing to expand our capabilities to other small molecule chemical classes beyond terpenes via our collaboration with the Defense Advanced Research Project Agency (DARPA), as discussed above, and in 2016 we expanded into proteins.

We have invested over $500 million in infrastructure and technology to create microbes that produce chemicals from sugar or other feedstocks at commercial scale. This platform has been used to design, build, optimize, and upscale strains producing four distinct molecules, leading to more than 15 commercial products used in over 500 consumer products. Our time to market for molecules has decreased from seven years to less than a year for our most recent molecule, mainly due to our ability to leverage the technology platform we have built.

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

Sales and Revenues

Our revenues are comprised of product revenues and grants and collaborations revenues. We generate the substantial majority of our product revenues from sales to distributors or collaborators and only a small portion from direct sales, although we have begun to market and sell some of our products directly to end-consumers, initially in the cosmetics and industrial cleaning markets. To commercialize our initial Biofene-derived product, squalane, in the cosmetics sector for use as an emollient, we have entered into certain marketing and distribution agreements in Europe, Asia, and North America. For the industrial lubricants market, we established a joint venture with Cosan U.S. for the worldwide development, production and commercialization of renewable base oils in the lubricant sector. We have also entered into certain supply agreements with customers in the F&F industry to commercialize products derived from our fragrance molecules. In addition, we have entered into research and development collaboration arrangements pursuant to which we receive payments from our collaborators, which include Total, Manufacture Francaise de Pnematiques Michelin, The Defense Advanced Research Projects Agency, Givaudan International, SA and Cosan US, Inc. Some of such collaboration arrangements include advance payments in consideration for grants of exclusivity or research efforts to be performed by us. Once a collaboration agreement has been signed, receipt of payments may depend on our achievement of milestones. See Note 8, “Significant Agreements” to our unaudited condensed consolidated financial statements included in this report for more details regarding these agreements and arrangements.

Financing

In February 2016, we issued to certain purchasers an aggregate of $20.0 million of unsecured promissory notes and warrants for the purchase, at an exercise price of $0.01 per share, of an aggregate of 2,857,142 shares of our common stock, as described in more detail in Note 5, “Debt and Mezzanine Equity” to our unaudited condensed consolidated financial statements included in this report. The exercisability of these warrants was subject to stockholder approval, which was obtained on May 17, 2016.

In March 2016, we sold to Total one half of our ownership stake in TAB in exchange for Total cancelling $1.3 million of R&D Notes and certain other indebtedness, as described in more detail under “Relationship with Total” above and in Note 5, “Debt and Mezzanine Equity” and Note 7, “Joint Ventures and Noncontrolling Interest” to our unaudited condensed consolidated financial statements included in this report.

In May 2016, we sold and issued 4,385,964 shares of common stock to the Bill & Melinda Gates Foundation at a purchase price per share of $1.14.

In May, September, October and December 2016, we sold and issued $25.0 million in aggregate principal amount of convertible promissory notes to a private investor, as described in more detail in Note 5, “Debt and Mezzanine” and Note 18, “Subsequent Events” to our unaudited condensed consolidated financial statements included in this report.

In June and October 2016, we sold and issued $19.5 million in aggregate principal amount of secured promissory notes to Foris Ventures, LLC, an entity affiliated with director John Doerr of Kleiner Perkins Caufield & Byers, a current stockholder, and Ginkgo, as described in more detail in Note 5, “Debt and Mezzanine Equity” to our unaudited condensed consolidated financial statements included in this report.

In October 2016, we entered into a credit agreement with Guanfu Holding Co., Ltd. to make available to Amyris an unsecured credit facility with an aggregate principal amount of up to $25.0 million, which amount was fully drawn on December 31, 2016, as described in more detail in Note 5, “Debt and Mezzanine Equity” to our unaudited condensed consolidated financial statements included in this report.

In December 2016, we sold and issued a purchase money promissory note in the principal amount of $3.5 million to Salisbury Partners, LLC in connection with our purchase of a production facility in Leland, North Carolina, as described in more detail in Note 5, “Debt and Mezzanine Equity” and Note 7, "Joint Ventures and Noncontrolling Interest" to our unaudited condensed consolidated financial statements included in this report.

In December 2016, we sold and issued a promissory note in the principal amount of $3.9 million to Nikko Chemicals Co., Ltd. in connection with the formation of our Aprinnova joint venture, as described in more detail in Note 5, “Debt and Mezzanine Equity” and Note 7, “Joint Ventures and Noncontrolling Interest” to our unaudited condensed consolidated financial statements included in this report.

In January 2017, we exchanged $15.3 million of our 3% Senior Unsecured Convertible Promissory Notes due 2017 for $19.1 million of our 9.50% Convertible Senior Notes due 2019, as described in more detail in Note 5, “Debt and Mezzanine Equity” to our unaudited condensed consolidated financial statements included in this report.

See Note 18, “Subsequent Events” to our unaudited condensed consolidated financial statements included in this report for details regarding financing transactions completed subsequent to March 31, 2017.

Exchange (debt conversion)

On July 29, 2015, we closed the "Exchange" pursuant to that certain Exchange Agreement, dated as of July 26, 2015 (or the “Exchange Agreement”), among us, Maxwell (Mauritius) Pte Ltd (or “Temasek”) and Total.

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

The Temasek Exchange Warrant, the Temasek Funding Warrant and the Temasek R&D Warrant each have ten-year terms and are referred to herein as the “Temasek Warrants” and, the Temasek Warrants and Total Warrants are hereinafter collectively referred to as the “Exchange Warrants.” All of the Exchange Warrants have an exercise price of $0.01 per share.

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

In February and May 2016, as a result of adjustments to the conversion price of our senior convertible notes issued in October 2013 (or the “Tranche I Notes”) and January 2014 (or the “Tranche II Notes”) discussed in Note 5, “Debt and Mezzanine Equity” to our unaudited condensed consolidated financial statements included in this, the Temasek Funding Warrant became exercisable for an additional 127,194 and 2,335,342 shares of common stock, respectively. Following the issuance by the Company of shares of convertible preferred stock and warrants to purchase common stock in May 2017, as described in Note 18, “Subsequent Events,” to our unaudited condensed consolidated financial statements included in this report, and a corresponding adjustment to the conversion price of the Tranche I Notes and Tranche II Notes, as described in Note 5, “Debt and Mezzanine Equity” to our unaudited condensed consolidated financial statements included in this report, the Temasek Funding Warrant became exercisable for an additional 16,886,320 shares of common stock.

As of March 1, 2017, we had not achieved the target cost per liter to manufacture farnesene provided in the Total R&D Warrant, and as a result, on March 1, 2017 the Total R&D Warrant became exercisable in accordance with its terms. In addition, upon any exercise by Total of the Total R&D Warrant, the Temasek R&D Warrant will become exercisable for that number of shares of the Company's common stock equal to 880,339 multiplied by a fraction equal to the number of shares for which Total exercises the Total R&D Warrant divided by 2,000,000.

As of March 31, 2017, the Total Funding Warrant, the Temasek Exchange Warrant and the 2013 Warrant had been fully exercised, and Temasek had exercised the Temasek Funding Warrant with respect to 12,700,244 shares of our common stock. The Total R&D Warrant and the Temasek R&D Warrant had not been exercised as of March 31, 2017. Warrants to purchase 2,462,536 shares of common stock under the Temasek Funding Warrant were unexercised as of March 31, 2017.

Maturity Treatment Agreement

At the closing of the Exchange, we, Total and Temasek also entered into a Maturity Treatment Agreement, dated as of July 29, 2015, pursuant to which Total and Temasek agreed to convert any Tranche I Notes, Tranche II Notes or 2014 144A Notes held by them that were not cancelled in the Exchange (or the “Remaining Notes”) into shares of our common stock in accordance with the terms of such Remaining Notes upon maturity, provided that certain events of default had not occurred with respect to the applicable Remaining Notes prior to such maturity. As of immediately following the closing of the Exchange and December 31, 2016, Temasek held $10.0 million in aggregate principal amount of Remaining Notes and Total held approximately $27.0 million and $29.5 million, respectively, in aggregate principal amount of Remaining Notes. See Note 18, “Subsequent Events” to our unaudited condensed consolidated financial statements included in this report for additional details regarding the Remaining Notes.

Liquidity

We have incurred significant losses since our inception and believe that we will continue to incur losses and negative cash flow from operations through at least 2017. As of March 31, 2017, we had an accumulated deficit of $1,171.8 million and had cash, cash equivalents and short term investments of $2.5 million. We have significant outstanding debt and contractual obligations related to capital and operating leases, as well as purchase commitments. Refer to "Liquidity and Capital Resources" for further details.

Results of Operations

Comparison of Three Months Ended March 31, 2017 and 2016

Revenues

	Three Months Ended March 31,		Period-to-period Change	Percentage Change
	2017	2016
	(Dollars in thousands)
Revenues
Renewable product sales	$8,292	$3,140	$5,152	164%
Grants and collaborations revenue	4,688	5,671	(983)	(17)%
Total revenues	$12,980	$8,811	$4,169	47%

Our total revenues increased by $4.2 million to $13.0 million for the three months ended March 31, 2017, as compared to the same period in the prior year, primarily due to a significant growth in product sales and our production facilities operating at higher capacity than the comparative period.

Product sales increased by $5.2 million to $8.3 million for the three months ended March 31, 2017, as compared to the same period in the prior year, primarily due to increases in sales of products in the personal care and health and nutrition markets.

Cost and Operating Expenses

	Three Months Ended March 31,		Period-to-period Change	Percentage Change
	2017	2016
	(Dollars in thousands)
Cost of products sold	$12,768	$11,178	$1,590	14%
Research and development	14,778	11,906	2,872	24%
Sales, general and administrative	12,778	12,266	512	4%
Total cost and operating expenses	$40,324	$35,350	$4,974	14%

Our cost of products sold includes the cost of raw materials, labor and overhead, amounts paid to contract manufacturers, period costs related to inventory write-downs resulting from applying lower of cost or market inventory valuations, and costs related to scale-up in production of such products. Our cost of products sold increased by $1.6 million to $12.8 million for the three months ended March 31, 2017, as compared to the same period in the prior year, primarily driven by higher volumes of products sold, production scale-up costs and product mix.

Research and Development Expenses

Our research and development expenses increased by $2.9 million to $14.8 million for the three months ended March 31, 2017, as compared to the same period in the prior year, primarily as a result of increases of $0.8 million in salaries and benefits expense, $0.4 million in lab supplies and equipment and $1.6 million in consulting and outside services.

Sales, General and Administrative Expenses

Our sales, general and administrative expenses were $12.8 million for the three months ended March 31, 2017, representing a small increase from the $12.3 million in the same period in the prior year.

Other Income (Expense)

	Three Months Ended March 31,		Period-to-period Change	Percentage Change
	2017	2016
	(Dollars in thousands)
Other income (expense):
Interest income	$61	$57	$4	7%
Interest expense	(12,184)	(8,359)	(3,825)	46%
Gain from change in fair value of derivative instruments	2,339	21,678	(19,339)	(89)%
Loss upon extinguishment of debt	96	(216)	312	nm
Other income (expense), net	(380)	(1,814)	1,434	(79)%
Total other income (expense)	$(10,068)	$11,346	$(21,414)	(189)%

Total other expense increased by approximately $21.4 million to $10.1 million for the three months ended March 31, 2017, as compared to the same period in the prior year. The increase was primarily attributable to the decrease in the gain from change in fair value of derivative instruments of $19.3 million, attributed to the compound embedded derivative liabilities associated with our senior convertible promissory notes and the change in fair value of our interest rate swap derivative liability. The change was driven by fluctuation of various inputs used in the valuation models from one reporting period to another, such as stock price, credit risk rate and estimated stock volatility.

Liquidity and Capital Resources

	March 31, 2017	December 31, 2016
	(Dollars in thousands)
Working capital deficit, excluding cash and cash equivalents	$(78,850)	$(77,895)
Cash and cash equivalents and short-term investments	$2,485	$28,524
Debt and capital lease obligations	$221,748	$228,299
Accumulated deficit	$(1,171,809)	$(1,134,438)

	Three Months Ended March 31,
	2017	2016
	(Dollars in thousands)
Net cash used in operating activities	$(25,393)	$(23,743)
Net cash provided by/(used in) investing activities	$3,896	$(8)
Net cash provided by/(used in) financing activities	$(4,273)	$19,063

Working Capital Deficit. Our working capital deficit, excluding cash and cash equivalents, was $78.9 million at March 31, 2017, which represents an increase of $1.0 million compared to a working capital deficit of $77.9 million at December 31, 2016. The increase of $1.0 million in working capital deficit during the three months ended March 31, 2017 is due to various items.

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

We expect to fund our operations for the foreseeable future with cash and investments currently on hand, cash inflows from collaboration and grant funding, cash contributions from product sales, and proceeds from new debt and equity financings as well as strategic asset divestments. Some of our anticipated financing sources, such as research and development collaborations and debt and equity financings, are subject to risk that we cannot meet milestones, are not yet subject to definitive agreements or mandatory funding commitments and, if needed, we may not be able to secure additional types of financing in a timely manner or on reasonable terms, if at all. Our planned 2017 and 2018 working capital needs and our planned operating and capital expenditures for 2017 are dependent on significant inflows of cash from renewable product sales and existing collaboration partners, as well as additional funding from new collaborations, new debt and equity financings and proceeds from strategic asset divestments. We will continue to need to fund our research and development and related activities and to provide working capital to fund production, storage, distribution and other aspects of our business.

Liquidity. We have incurred significant losses since our inception and believe that we will continue to incur losses and may have negative cash flow from operations through at least 2018. As of March 31, 2017, we had an accumulated deficit of $1,171.8 million and had cash, cash equivalents and short term investments of $2.5 million. In March 2016, we entered into an At Market Issuance Sales Agreement with third party Agents under which we may issue and sell shares of our common stock through the Agents having an aggregate offering price of up to $50.0 million from time to time in “at the market” offerings under our Registration Statement on Form S-3 (File No. 333-203216). This agreement includes no commitment by other parties to purchase shares we offer for sale. See Note 8, “Significant Agreements” to our unaudited condensed consolidated financial statements included in this report. As of the date hereof, $50.0 million remained available for future issuance under this facility. We have significant outstanding debt and contractual obligations related to capital and operating leases, as well as purchase commitments.

As of March 31, 2017, our debt, net of discount and issuance costs of $42.0 million, totaled to $220.9 million, of which $49.5 million is classified as current. In addition to upcoming debt maturities, our debt service obligations over the next twelve months are significant, including $20.8 million of anticipated interest payments. Our debt agreements also contain various covenants, including restrictions on our business that could cause us to be at risk of defaults such as restrictions on additional indebtedness, material adverse effect and cross default clauses. A failure to comply with the covenants and other provisions of our debt instruments, including any failure to make a payment when required would generally result in events of default under such instruments, which could permit acceleration of such indebtedness. If such indebtedness is accelerated, it would generally also constitute an event of default under our other outstanding indebtedness, permitting acceleration of such other outstanding indebtedness. Any required repayment of our indebtedness as a result of acceleration or otherwise would lower our current cash on hand such that we would not have those funds available for use in our business or for payment of other outstanding indebtedness. Refer to Note 5, "Debt and Mezzanine Equity" and Note 6, “Commitments and Contingencies” for further details of our debt arrangements.

Our condensed consolidated financial statements as of and for the three months ended March 31, 2017 have been prepared on the basis that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. Due to the factors described above, there is substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. Our ability to continue as a going concern will depend, in large part, on our ability to obtain necessary financing, which is uncertain. The financial statements do not include any adjustments that might result from the outcome of this uncertainty, which could have a material adverse effect on our financial condition. In addition, if we are unable to continue as a going concern, we may be unable to meet our obligations under our existing debt facilities, which could result in an acceleration of our obligation to repay all amounts outstanding under those facilities, and we may be forced to liquidate our assets. In such a scenario, the values we receive for our assets in liquidation or dissolution could be significantly lower than the values reflected in our financial statements.

Our operating plan for 2017 contemplates a significant reduction in our net cash outflows, resulting from (i) revenue growth from sales of existing and new products with positive gross margins, (ii) reduced production costs as a result of manufacturing and technical developments, (iii) cash inflows from collaborations, (iv) access to various financing commitments and (v) strategic asset divestments (see Note 5, “Debt and Mezzanine Equity” and Note 8, “Significant Agreements” for details of financing commitments, and Note 18 “Subsequent Events” for details of financing transactions subsequent to March 31, 2017).

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

If we are unable to raise additional financing, or if other expected sources of funding are delayed or not received, our ability to continue as a going concern would be jeopardized and we would take the following actions to support our liquidity needs through the remainder of 2017 and into 2018:

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

Collaboration Funding. For the three months ended March 31, 2017, we received $2.6 million in cash from collaborations, including $1.3 million under a collaboration agreement with a flavors and fragrances partner.

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

Government Contracts. In September 2015, we entered into a Technology Investment Agreement (as amended, the “TIA”) with The Defense Advanced Research Project Agency (or “DARPA”) under which we, with the assistance of five specialized subcontractors, will work to create new research and development tools and technologies for strain engineering and scale-up activities. The program that is the subject of the TIA is being performed and funded on a milestone basis. Under the TIA, we and our subcontractors could collectively receive DARPA funding of up to $35.0 million over the program’s four year term if all of the program’s milestones are achieved. In conjunction with DARPA’s funding, we and our subcontractors are obligated to collectively contribute approximately $15.5 million toward the program over its four year term (primarily by providing specified labor and/or purchasing certain equipment). We can elect to retain title to the patentable inventions we produce in the program, but DARPA receives certain data rights as well as a government purposes license to certain of such inventions. Either party may, upon written notice and subject to certain consultation obligations, terminate the TIA upon a reasonable determination that the program will not produce beneficial results commensurate with the expenditure of resources. We recognized $1.0 million in revenue under this agreement for the three months ended March 31, 2017. Total cash received under this agreement for the three months ended March 31, 2017 was $2.6 million.

In October 2016, we entered into an assistance agreement with the United States Department of Energy (DOE) relating to a research grant award (Award) under which we, with the assistance of two specialized subcontractors, Total and Renmatix, which are related parties of the Company, will work to develop a manufacturing-ready process utilizing wood as the cellulosic feedstock to produce farnesene. The program that is the subject of the Award is being performed and funded on a milestone basis. Under the Award, we and our subcontractors could collectively receive reimbursement for up to $8.8 million in costs expended by us and our subcontractors over the program’s three year term if all of the program’s milestones are achieved. We can elect to retain title to the patentable inventions we produce in the program, but DOE receives certain data rights as well as a government purposes license to certain of such inventions. Either party may, upon written notice and subject to certain consultation obligations, terminate the Award upon a reasonable determination that the program will not produce beneficial results commensurate with the expenditure of resources. We recognized $0.3 million in revenue under this agreement for the three months ended March 31, 2017. Total cash received under this agreement as of March 31, 2017 was zero and no payments were due to Renmatix or Total as of March 31, 2017.

Convertible Note Offerings. In February 2012, we sold $25.0 million in principal amount of senior unsecured convertible promissory notes due March 1, 2017 as described in more detail in Note 5, "Debt and Mezzanine Equity."

In July and September 2012, we issued $53.3 million in aggregate principal amount of 1.5% Senior Unsecured Convertible Notes to Total under the Total Fuel Agreements for an aggregate of $30.0 million in cash proceeds and our repayment of $23.3 million in previously-provided research and development funds pursuant to the Total Fuel Agreements, as described in more detail under "Related Party Convertible Notes" in Note 5, "Debt and Mezzanine Equity" to our unaudited condensed consolidated financial statements included in this report. As part of our December 2012 private placement, we issued 1,677,852 shares of our common stock to Total in exchange for the cancellation of $5.0 million of an outstanding senior unsecured convertible promissory note held by Total.

In June and July 2013, we sold and issued $30.0 million in aggregate principal amount of 1.5% Senior Unsecured Convertible Notes to Total with a March 1, 2017 maturity date pursuant to the Total Fuel Agreements.

In August 2013, we entered into an agreement with Total and Temasek to issue up to $73.0 million in convertible promissory notes in private placements over a period of up to 24 months from the date of signing as described in more detail in Note 5, "Debt and Mezzanine Equity" to our unaudited condensed consolidated financial statements included in this report (such agreement referred to as the “August 2013 SPA” and such financing referred to as the “August 2013 Financing”). The August 2013 Financing was divided into two tranches (one for $42.6 million and one for $30.4 million). Of the total possible purchase price in the financing, $25.0 million was to be paid in the form of cash by Temasek ($25.0 million in the second tranche), $35.0 million was to be paid by the exchange and cancellation of the Temasek Bridge Note, as described below, and $13.0 million was to be paid by the exchange and cancellation of outstanding convertible promissory notes held by Total in connection with its exercise of pro rata rights ($7.6 million in the first tranche and $5.4 million in the second tranche).

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

In October 2013, we amended the August 2013 SPA to include certain entities affiliated with FMR LLC (or the “Fidelity Entities”) in the first tranche closing (participating for a principal amount of $7.6 million), and to proportionally increase the amount acquired by exchange and cancellation of outstanding convertible promissory notes by Total to $14.6 million ($9.2 million in the first tranche and up to $5.4 million in the second tranche). Also in October 2013, we completed the closing of the issuance and sale of senior convertible notes under the first tranche of the August 2013 Financing (or the “Tranche I Notes”) for cash proceeds of $7.6 million and cancellation of outstanding convertible promissory notes of $44.2 million, of which $35.0 million resulted from the exchange and cancellation of the Temasek Bridge Note and the remaining $9.2 million from the exchange and cancellation of an outstanding convertible promissory notes held by Total. In December 2013, we further amended the August 2013 SPA to sell $3.0 million of senior convertible notes under the second tranche of the August 2013 Financing (or the “Tranche II Notes”) to funds affiliated with Wolverine Asset Management, LLC and we elected to call $25.0 million in additional funds from Temasek pursuant to its previous commitment to purchase such amount of Tranche II Notes. Additionally, pursuant to that amendment, we sold approximately $6.0 million of Tranche II Notes to Total through exchange and cancellation of the same amount of principal of previously outstanding convertible notes held by Total (in respect of Total’s preexisting contractual right to maintain its pro rata ownership position through such cancellation of indebtedness). The closing of the issuance and sale of such Tranche II Notes under the December amendment to the August 2013 SPA occurred in January 2014. The August 2013 Financing is more fully described in Note 5, "Debt and Mezzanine Equity".

In December 2013, in connection with our entry into agreements establishing our joint venture with Total, we exchanged the $69.0 million of then-outstanding unsecured convertible notes issued to Total pursuant to the Total Fuel Agreements for replacement 1.5% Senior Secured Convertible Notes, in principal amounts equal to the principal amounts of the cancelled notes.

In May 2014, we issued and sold $75.0 million in aggregate principal amount of 6.50% Convertible Senior Notes due 2019 (or the “2014 144A Notes”) to Morgan Stanley & Co. LLC as the Initial Purchaser in a private placement, and for initial resale by the Initial Purchaser to qualified institutional buyers pursuant to Rule 144A of the Securities Act (or the “2014 144A Offering”). The 2014 144A Offering and the 2014 144A Notes are described in more detail in Note 5, "Debt and Mezzanine Equity" and Note 18, “Subsequent Events” to our unaudited condensed consolidated financial statements included in this report. In October 2015, we repurchased $22.9 million in aggregate principal amount of the 2014 144A Notes with a portion of the proceeds from our sale of the 2015 144A Notes (as defined below), as described in more detail in Note 5, "Debt and Mezzanine Equity" to our unaudited condensed consolidated financial statements included in this report.

In July 2014 and January 2015, we issued and sold $21.7 million in aggregate principal amount of 1.5% Senior Secured Convertible Notes with a March 1, 2017 maturity date to Total pursuant to the Total Fuel Agreements.

In July 2015, Temasek exchanged approximately $71.0 million in principal amount of outstanding convertible promissory notes and Total exchanged $70.0 million in principal amount of outstanding convertible promissory notes for shares of our common stock, as described in more detail in Note 5, "Debt and Mezzanine Equity" to our unaudited condensed consolidated financial statements included in this report.

In October 2015, we issued and sold $57.6 million in aggregate principal amount of 9.50% Convertible Senior Notes due 2019 (2015 144A Notes), which were sold only to qualified institutional buyers and institutional accredited investors in a private placement (2015 144A Offering) under the Securities Act. The 2015 144A Offering and the 2015 144 Notes are described in more detail in Note 5, "Debt and Mezzanine Equity" and Note 18, “Subsequent Events” to our unaudited condensed consolidated financial statements included in this report. In January 2017, we issued an additional $19.1 million in aggregate principal amount of 2015 144A Notes in exchange for the cancellation of $15.3 million in aggregate principal amount of outstanding senior unsecured convertible promissory notes issued in February 2012, as described in more detail in Note 5, "Debt and Mezzanine Equity" to our unaudited condensed consolidated financial statements included in this report.

In March 2016, we sold to Total one half of our ownership stake in TAB in exchange for Total cancelling $3.7 million in aggregate principal amount of outstanding 1.5% Senior Secured Convertible Notes and certain other indebtedness, as described in more detail under “Relationship with Total” above and in Note 5, “Debt and Mezzanine Equity” and Note 7, “Joint Ventures and Noncontrolling Interest”. In February 2017, we and Total agreed to extend the maturity of the remaining outstanding indebtedness under the Total Fuel Agreements from March 1, 2017 to May 15, 2017.

In May, September, October and December 2016, we issued $25.0 million in aggregate principal amount of convertible promissory notes to a private investor in offerings registered under the Securities Act, as described in more detail in Note 5, “Debt and Mezzanine Equity” and Note 18, “Subsequent Events” to our unaudited condensed consolidated financial statements included in this report.

See Note 18, “Subsequent Events” to our unaudited condensed consolidated financial statements included in this report for details regarding convertible note offerings completed subsequent to March 31, 2017.

Export Financing with ABC Brasil. In March 2013, we entered into a one-year export financing agreement with Banco ABC Brasil S.A. (or “ABC Brasil”) for approximately $2.5 million to fund exports through March 2014. This loan was collateralized by future exports from our subsidiary in Brazil. As of March 31, 2017, the loan was fully paid.

In March 2014, we entered into an additional one-year-term export financing agreement with ABC Brasil for approximately $2.2 million to fund exports through March 2015. This loan is collateralized by future exports from our subsidiary in Brazil. As of March 31, 2017, the loan was fully paid.

In April 2015, we entered into an additional one-year-term export financing agreement with ABC Brasil for approximately $1.6 million to fund exports through April 2016. This loan is collateralized by future exports from our subsidiary in Brazil. As of March 31, 2017, the loan was fully paid.

Banco Pine/Nossa Caixa Financing. In July 2012, we entered into a Note of Bank Credit and a Fiduciary Conveyance of Movable Goods agreement with each of Nossa Caixa and Banco Pine. Under these instruments, we borrowed an aggregate of R$52.0 million (approximately US$16.4 million based on the exchange rate as of March 31, 2017) as financing for capital expenditures relating to our manufacturing facility in Brotas, Brazil. Under the loan agreements, Banco Pine agreed to lend R$22.0 million and Nossa Caixa agreed to lend R$30.0 million. The loans have a final maturity date of July 15, 2022 and bear a fixed interest rate of 5.5% per year. The loans are also subject to early maturity and delinquency charges upon occurrence of certain events including interruption of manufacturing activities at our manufacturing facility in Brotas, Brazil for more than 30 days, except during sugarcane off-season. The loans are secured by certain of our farnesene production assets at the manufacturing facility in Brotas, Brazil and we were required to provide parent guarantees to each of the lenders. As of March 31, 2017 and December 31, 2016, a principal amount of $10.9 million and $11.1 million, respectively, was outstanding under these loan agreements.

BNDES Credit Facility. In December 2011, we entered into a credit facility with Banco Nacional de Desenvolvimento Econômico e Social (or BNDES), a government-owned bank headquartered in Brazil (or the "BNDES Credit Facility") to finance a production site in Brazil. The BNDES Credit Facility was for R$22.4 million (approximately US$7.1 million based on the exchange rate as of March 31, 2017). The credit line is divided into an initial tranche for up to approximately R$19.1 million and an additional tranche of approximately R$3.3 million that becomes available upon delivery of additional guarantees. As of March 31, 2017 and December 31, 2016, we had R$2.9 million (approximately US$0.9 million based on the exchange rate as of March 31, 2017) and R$3.8 million (approximately US$1.2 million based on the exchange rate as of December 31, 2016), respectively, in outstanding advances under the BNDES Credit Facility.

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

FINEP Credit Facility. In November 2010, we entered into a credit facility with Financiadora de Estudos e Projetos (or "FINEP"), a state-owned company subordinated to the Brazilian Ministry of Science and Technology (or the “FINEP Credit Facility”) to finance a research and development project on sugarcane-based biodiesel (or the “FINEP Project”) and provided for loans of up to an aggregate principal amount of R$6.4 million (approximately US$2.0 million based on the exchange rate as of March 31, 2017) which are secured by a chattel mortgage on certain equipment of Amyris as well as by bank letters of guarantee. All available credit under this facility was fully drawn. As of March 31, 2017 and December 31, 2016, the total outstanding loan balance under this credit facility was R$2.0 million (approximately US$0.7 million based on the exchange rate as of March 31, 2017) and R$2.3 million (approximately US$0.7 million based on the exchange rate as of December 31, 2016).

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

Senior Secured Loan Facility. In March 2014, we entered into a Loan and Security Agreement (LSA) with Hercules Technology Growth Capital, Inc. (Hercules) to make available a collateralized loan facility (Senior Secured Loan Facility) in the aggregate principal amount of up to $25.0 million, which loan facility was fully drawn at the closing. The initial loan of $25.0 million under the Senior Secured Loan Facility accrues interest at a rate per annum equal to the greater of either the prime rate reported in the Wall Street Journal plus 6.25% or 9.5%. We may repay the outstanding amounts under the Senior Secured Loan Facility before the maturity date (October 15, 2018) if we pay an additional fee of 1% of the outstanding amounts. We were also required to pay a 1% facility charge at the closing of the Senior Secured Loan Facility, and are required to pay a 10% end of term charge with respect to the initial loan of $25.0 million. In connection with the entry into the LSA, we agreed to certain customary representations and warranties and covenants, as well as certain covenants that were subsequently amended (as described below).

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

In March 2015, we entered into a second amendment of the LSA with Hercules. Pursuant to the second amendment, the parties agreed to, among other things, establish an additional credit facility in the principal amount of up to $15.0 million, which would be available to be drawn by us through the earlier of March 31, 2016 or such time as we raised an aggregate of at least $20.0 million through the sale of new equity securities. The additional facility was cancelled undrawn upon the completion of our private stock and warrant offering in July 2015.

In November 2015, we entered into a third amendment of the LSA with Hercules. Pursuant to the third amendment, we borrowed an additional $10,960,000 (Third Amendment Borrowed Amount) from Hercules on November 30, 2015. As of December 1, 2015, after the funding of the Third Amendment Borrowed Amount (and including repayment of $9.1 million of principal that had occurred prior to the third amendment), the aggregate principal amount outstanding under the Senior Secured Loan Facility was approximately $31.7 million. The Third Amendment Borrowed Amount accrues interest at a rate per annum equal to the greater of (i) 9.5% and (ii) the prime rate reported in the Wall Street Journal plus 6.25%, and, like the previous loans under the Senior Secured Loan Facility, has a maturity date of October 15, 2018. Upon the earlier of the maturity date, prepayment in full or such obligations otherwise becoming due and payable, in addition to repaying the outstanding Third Amendment Borrowed Amount (and all other amounts owed under the Senior Secured Loan Facility, as amended), we are also required to pay an end-of-term charge of $767,200. Pursuant to the third amendment, we also paid Hercules fees of $1.0 million, $750,000 of which was owed in connection with the expired $15.0 million facility under the second amendment and $250,000 of which was related to the Third Amendment Borrowed Amount. Under the third amendment, the parties agreed that we would, commencing on December 1, 2015, be required to pay only the interest accruing on all outstanding loans under the Senior Secured Loan Facility until February 29, 2016. Commencing on March 1, 2016, we would have been required to begin repaying principal of all loans under the Senior Secured Loan Facility, in addition to the applicable interest. However, pursuant to the third amendment, we could, by achieving certain cash inflow targets in 2016, extend the interest-only period to December 1, 2016. Upon our issuance and sale of $20.0 million of unsecured promissory notes and warrants in a private placement in February 2016 for aggregate cash proceeds of $20.0 million, we satisfied the conditions for extending the interest-only period to May 31, 2016. On June 1, 2016, we commenced the repayment of outstanding principal under the Senior Secured Loan Facility. In June 2016, we were notified by Hercules that it had transferred and assigned its rights and obligations under the Senior Secured Loan Facility to Stegodon Corporation (Stegodon), an affiliate of Ginkgo Bioworks, Inc. (Ginkgo). On June 29, 2016, in connection with the execution by us and Ginkgo of an initial strategic partnership agreement, we received a deferment of all scheduled principal repayments under the Senior Secured Loan Facility, as well as a waiver of the Minimum Cash Covenant, through October 31, 2016. Refer to Note 8, “Significant Agreements” to our unaudited condensed consolidated financial statements included in this report for additional details. On October 6, 2016, in connection with the execution by us and Ginkgo of a definitive collaboration agreement (or the “Ginkgo Collaboration Agreement”), we entered into a fourth amendment of the LSA with Stegodon, pursuant to which the parties agreed to (i) subject to extending the maturity of certain of our other outstanding indebtedness (or the “Extension Condition”), extend the maturity date of the Senior Secured Loan Facility, (ii) make the Senior Secured Loan Facility interest-only until maturity, subject to the requirement that we apply certain monies received by it under the Ginkgo Collaboration Agreement to repay the amounts outstanding under the Senior Secured Loan Facility, up to a maximum amount of $1 million per month and (iii) waive the Minimum Cash Covenant until the maturity date of the Senior Secured Loan Facility. On January 11, 2017, the maturity date of the Senior Secured Loan Facility was extended to October 15, 2018 due to the Extension Condition being met as a result of the Fidelity Exchange (as defined below). Refer to Note 5, “Debt and Mezzanine Equity” to our unaudited condensed consolidated financial statements included in this report for additional details. In December 2016, in connection with Stegodon granting certain waivers and releases under the LSA in connection with our formation of its Neossance joint venture with Nikko, as described in more detail in Note 7, "Joint Ventures and Noncontrolling Interest" to our unaudited condensed consolidated financial statements included in this report, we agreed to pay to Stegodon (i) a fee of $425,000 on or prior to December 31, 2017 and (ii) a fee of $450,000 on or prior to the maturity date of the loans under the Senior Secured Loan Facility. Subsequently, in January 2017, in connection with Stegodon granting certain waivers of the debt and transfer covenants under the LSA, we entered into a fifth amendment of the LSA with Stegodon. Pursuant to the fifth amendment, we agreed to apply additional monies we receive under the Ginkgo Collaboration Agreement towards repayment of the outstanding loans under the Senior Secured Loan Facility, up to a maximum amount of $3 million, to the extent we receive any such monies. Refer to Note 5, “Debt and Mezzanine Equity” and Note 8, “Significant Agreements” to our unaudited condensed consolidated financial statements included in this report for additional details regarding the LSA and Senior Secured Loan Facility.

As of March 31, 2017, $27.7 million was outstanding under the Senior Secured Loan Facility, net of discount and issuance cost of $0.9 million. The Senior Secured Loan Facility is secured by liens on our assets, including on certain of our intellectual property. The Senior Secured Loan Facility includes customary events of default, including failure to pay amounts due, breaches of covenants and warranties, material adverse effect events, certain cross defaults and judgments, and insolvency. If an event of default occurs, Stegodon may require immediate repayment of all amounts outstanding under the Senior Secured Loan Facility.

February 2016 Private Placement. In February 2016, we sold and issued to certain purchasers affiliated with members of our board of directors an aggregate of $20.0 million of unsecured promissory notes and warrants for the purchase, at an exercise price of $0.01 per share, of an aggregate of 2,857,142 shares of our common stock, as described in more detail in in Note 5, “Debt and Mezzanine Equity” and Note 18, “Subsequent Events” to our unaudited condensed consolidated financial statements included in this report. The exercisability of these warrants was subject to stockholder approval, which was obtained on May 17, 2016.

June 2016 Private Placement. In June 2016, we sold and issued $5.0 million in aggregate principal amount of secured promissory notes to Foris Ventures, LLC (or “Foris”), an entity affiliated with director John Doerr of Kleiner Perkins Caufield & Byers, a current stockholder, as described in more detail in Note 5, “Debt and Mezzanine Equity” and Note 18, “Subsequent Events” to our unaudited condensed consolidated financial statements included in this report.

October 2016 Private Placements. In October 2016, we sold and issued to Foris and Ginkgo, respectively, $6.0 million and $8.5 million in principal amount of secured promissory notes, as described in more detail in Note 5, “Debt and Mezzanine Equity” and Note 18, “Subsequent Events” to our unaudited condensed consolidated financial statements included in this report.

Guanfu Credit Facility. In October 2016, we entered into a credit agreement with Guanfu Holding Co., Ltd. to make available to the Company an unsecured credit facility with an aggregate principal amount of up to $25.0 million, which amount was fully drawn on March 31, 2017, as described in more detail in Note 5, “Debt and Mezzanine Equity” to our unaudited condensed consolidated financial statements included in this report.

Salisbury Purchase Money Promissory Note. In December 2016, we sold and issued a purchase money promissory note in the principal amount of $3.5 million to Salisbury Partners, LLC in connection with our purchase of a production facility in Leland, North Carolina, as described in more detail in Note 5, “Debt and Mezzanine Equity” and Note 7, "Joint Ventures and Noncontrolling Interest" to our unaudited condensed consolidated financial statements included in this report. The loan was repaid in January 2017 using the proceeds of the Nikko Promissory Note.

Nikko Promissory Note. In December 2016, we sold and issued a promissory note in the principal amount of $3.9 million to Nikko Chemicals Co., Ltd. in connection with the formation of our Aprinnova joint venture, as described in more detail in Note 5, “Debt and Mezzanine Equity” and Note 7, “Joint Ventures and Noncontrolling Interest” to our unaudited condensed consolidated financial statements included in this report.

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

In July 2015, we entered into a Securities Purchase Agreement with certain purchasers, including entities affiliated with members of our board of directors, under which we agreed to sell 16,025,642 shares of our common stock at a price of $1.56 per share, for aggregate proceeds to the Company of $25 million. The sale of common stock under the Securities Purchase Agreement was completed on July 29, 2015. Pursuant to the Securities Purchase Agreement, the Company granted to each of the purchasers a warrant exercisable at an exercise price of $0.01 per share for the purchase of a number of shares of the Company’s common stock equal to 10% of the shares purchased by such investor. The exercisability of the warrants was subject to stockholder approval, which was obtained on September 17, 2015. As of March 31, 2017, 160,255 of such warrants had been exercised.

In May 2016, we sold and issued 4,385,964 shares of our common stock to the Bill & Melinda Gates Foundation in a private placement at a purchase price per share equal to $1.14, for aggregate proceeds to the Company of approximately $5.0 million.

See Note 18, “Subsequent Events” to our unaudited condensed consolidated financial statements included in this report for details regarding equity offerings completed subsequent to March 31, 2017.

Cash Flows during the Three Months Ended March 31, 2017 and 2016

Cash Flows from Operating Activities

Our primary uses of cash from operating activities are costs related to production and sales of our products and personnel-related expenditures, offset by cash received from product sales, grants and collaborations. Cash used in operating activities was $25.4 million and $23.7 million for the three months ended March 31, 2017 and 2016, respectively.

Net cash used in operating activities of $25.4 million for the three months ended March 31, 2017 was attributable to our net loss of $37.4 million, offset by net non-cash charges of $6.0 million and net change in our operating assets and liabilities of $5.9 million. Net non-cash charges of $6.0 million for the three months ended March 31, 2017 consisted primarily of $4.5 million of debt discount and issuance costs and $1.6 million of stock-based compensation, offset by $0.1 million of gain upon extinguishment of debt. Net change in operating assets and liabilities of $5.9 million for the three months ended March 31, 2017 primarily consisted of decreases of $5.4 million in account receivable, and offset by an increase of $0.5 million in accounts payable.

Net cash used in operating activities of $23.7 million for the three months ended March 31, 2016 was attributable to our net loss of $15.3 million, offset by net non-cash charges of $12.4 million and net change in our operating assets and liabilities of $4.0 million. Net non-cash charges of $12.5 million for the three months ended March 31, 2016 consisted primarily of a $21.7 million change in the fair value of derivative instruments related to the embedded derivative liabilities associated with our senior convertible promissory notes and currency interest rate swap derivative liability, offset by $2.9 million of depreciation and amortization expenses, $3.0 million of amortization of debt discount and issuance costs, $2.1 million of stock-based compensation, $1.1 million on loss on foreign currency exchange rates and $0.2 million on loss from extinguishment of debt. Net change in operating assets and liabilities of $4.0 million for the three months ended March 31, 2016 primarily consisted of $2.9 million increase in accrued other liabilities and $3.9 million decrease in inventory, offset by $1.8 million increase in account receivable and $1.0 million decrease in accounts payable and deferred rent.

Cash Flows from Investing Activities

Our investing activities consist primarily of capital expenditures and other investment activities. Net cash provided by investing activities of $3.9 million for the three months ended March 31, 2017, resulted from $4.0 million of change in restricted cash and $2.1 million of maturities of short-term investments, offset by $1.8 million of purchase of short-term investments and $0.4 million of purchase of property, plant and equipment.

Our investing activities consist primarily of capital expenditures and other investment activities. Net cash used in investing activities of $0.0 million for the three months ended March 31, 2016, resulted from $1.3 million of short-term investments and $0.3 million of purchases of property, plant and equipment, offset by $1.6 million of maturities of short-term investments.

Cash Flows from Financing Activities

Net cash used in financing activities of $4.3 million for the three months ended March 31, 2017, was a result of the receipt of $1.5 million of proceeds from debt issued, offset by $5.1 million of principal payments on debt and $0.7 million of principal payments on capital leases.

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

Contractual Obligations

The following is a summary of our contractual obligations as of March 31, 2017 (in thousands):

	Total	2017	2018	2019	2020	2021	Thereafter
Principal payments on debt(1)	$260,363	$50,363	$53,784	$125,286	$2,282	$27,294	$1,354
Interest payments on debt, fixed rate(2)	50,296	15,532	20,897	8,260	2,874	2,645	88
Operating leases	44,138	5,194	6,909	6,782	7,012	7,248	10,993
Principal payments on capital leases	810	702	100	8	—	—	—
Interest payments on capital leases	39	32	7	—	—	—	—
Purchase obligations(3)	3,701	1,606	2,026	69	—	—	—
Total	$359,347	$73,429	$83,723	$140,405	$12,168	$37,187	$12,435

____________________

(1)	The forecast payments assume no proceeds to be received by the Company under the Ginkgo Collaboration Agreement, which, if received, would need to be applied by the Company up to $1 million per month towards repayment of the debt due to Stegodon. Also including $3.9 million in 2017 related to Nomis Bay convertible note which, at the Company’s election, may be settled in shares or cash, and $46.8 million between 2018 and 2019 subject to Maturity Treatment Agreement, which will be converted to common stock at maturity, subject to there being no default under the terms of the debt. See Note 18, “Subsequent Events” to our unaudited condensed consolidated financial statements included in this report for additional details regarding the notes subject to the Maturity Treatment Agreement.
(2)	Does not include any obligations related to make-whole interest or downround provisions. The fixed interest rates are more fully described in Note 5, "Debt” of our condensed consolidated financial statements.
(3)	Purchase obligations include noncancellable contractual obligations and construction commitments of zero, of which zero have been accrued as loss on purchase commitments.

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

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio and our outstanding debt obligations (including embedded derivatives therein). We generally invest our cash in investments with short maturities or with frequent interest reset terms. Accordingly, our interest income fluctuates with short-term market conditions. As of March 31, 2017, our investment portfolio consisted primarily of money market funds and certificates of deposit, all of which are highly liquid investments. Due to the short-term nature of our investment portfolio, we do not believe that an immediate 10% increase in interest rates would have a material effect on the fair value of our portfolio. Since we believe we have the ability to liquidate this portfolio, we do not expect our operating results or cash flows to be materially affected to any significant degree by a sudden change in market interest rates on our investment portfolio. Additionally, as of March 31, 2017, 100% of our outstanding debt is in fixed rate instruments or instruments which have capped rates. Therefore, our exposure to the impact of variable interest rates is limited. Changes in interest rates may significantly change the fair value of our embedded derivative liabilities.

Foreign Currency Risk

Most of our sales contracts are principally denominated in U.S. dollars and, therefore, our revenues are currently not subject to significant foreign currency risk. The functional currency of our wholly-owned consolidated subsidiary in Brazil is the local currency (Brazilian real) in which recurring business transactions occur. We do not use currency exchange contracts as hedges against amounts permanently invested in our foreign subsidiary. The amount we consider permanently invested in our foreign subsidiary and translated into U.S. dollars using the March 31, 2017 exchange rate is $122.8 million as of March 31, 2017 and $119.4 million at December 31, 2016. The increase in the permanent investments in our foreign subsidiary between December 31, 2016 and March 31, 2017 is due to the depreciation of the U.S. dollar versus the Brazilian real. The potential loss in value, which would be principally recognized in Other Comprehensive Loss, resulting from a hypothetical 10% adverse change in quoted Brazilian real exchange rates, is $1.8 million and $2.7 million as of March 31, 2017 and December 31, 2016, respectively. Actual results may differ.

We make limited use of derivative instruments, which include currency interest rate swap agreements, to manage the Company's exposure to foreign currency exchange rate and interest rate related to the Company's Banco Pine loan. In June 2012, we entered into a currency interest rate swap arrangement with Banco Pine for R$22.0 million (approximately US$6.9 million based on the exchange rate as of March 31, 2017). The swap arrangement exchanges the principal and interest payments under the Banco Pine loan entered into in July 2012 for alternative principal and interest payments that are subject to adjustment based on fluctuations in the foreign exchange rate between the U.S. dollar and Brazilian real. The swap has a fixed interest rate of 3.94%. This arrangement hedges the fluctuations in the foreign exchange rate between the U.S. dollar and Brazilian real.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer (or “CEO”) and chief financial officer (or “CFO”), evaluated the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15(e) under the Securities Exchange Act of 1934, as amended (or the “Exchange Act”), as of the end of the period covered by this Quarterly Report on Form 10-Q.  Based on this evaluation, our CEO and CFO concluded that, as of March 31, 2017, our disclosure controls and procedures are designed and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during our first fiscal quarter ended March 31, 2017 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II

ITEM 1. LEGAL PROCEEDINGS

In April 2017, a securities class action complaint was filed against Amyris and our CEO, John G. Melo, and CFO, Kathleen Valiasek, in the U.S. District Court for the Northern District of California. The complaint seeks unspecified damages on behalf of a purported class that would comprise all individuals who acquired our common stock between March 2, 2017 and April 17, 2017. The complaint alleges securities law violations based on statements made by the Company in its earnings press release issued on March 2, 2017 and Form 12b-25 filed with the SEC on April 3, 2017. We believe the complaint lacks merit, and intend to defend ourselves vigorously.

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

We have incurred significant losses in each year since our inception and believe that we will continue to incur losses and negative cash flow from operations into at least 2018. As of March 31, 2017, we had an accumulated deficit of $1,171.8 million and had cash, cash equivalents and short term investments of $2.5 million. We have significant outstanding debt, a significant working capital deficit and contractual obligations related to capital and operating leases, as well as purchase commitments of $3.7 million. As of March 31, 2017, our debt totaled $220.9 million, net of discount and issuance cost of $42.0 million, of which $49.5 million is classified as current. Our debt service obligations over the next twelve months are significant, including approximately $18.3 million of anticipated interest payments (excluding interest paid in kind by adding to outstanding principal) and may include potential early conversion payments of up to approximately $15.8 million (assuming all note holders convert) under our outstanding 9.50% Convertible Senior Notes due 2019 (or the “2015 144A Notes”). Furthermore, our debt agreements contain various financial and operating covenants, including restrictions on business that could cause us to be at risk of defaults. We expect to incur additional costs and expenses related to the continued development and expansion of our business, including construction and operation of our manufacturing facilities, contract manufacturing, research and development operations, and operation of our pilot plants and demonstration facility. There can be no assurance that we will ever achieve or sustain profitability on a quarterly or annual basis.

Our unaudited condensed consolidated financial statements as of and for the three months ended March 31, 2017 have been prepared on the basis that we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. We have incurred significant losses since our inception and we expect that we will continue to incur losses as we aim to successfully execute our business plan and will be dependent on additional public or private financings, collaborations or licensing arrangements with strategic partners, or additional credit lines or other debt financing sources to fund continuing operations. Based on our cash balances, recurring losses since inception and our existing capital resources to fund our planned operations for a twelve month period, there is substantial doubt about our ability to continue as a going concern within one year after the date that the financial statements are issued. Our operating plans for 2017 and 2018 contemplate a significant reduction in our net cash outflows resulting from (i) growth of sales of existing and new products with positive gross margins, (ii) reduced production costs as a result of manufacturing and technical developments, (iii) cash inflows from collaborations, (iv) access to various financing commitments and (v) strategic asset divestments. In addition, as noted below, for our 2017 and 2018 operating plans, we are dependent on funding from sources that are not subject to existing commitments. We will need to obtain additional funding from equity or debt financings, which may require us to agree to burdensome covenants, grant further security interests in our assets, enter into collaboration and licensing arrangements that require us to relinquish commercial rights, or grant licenses on terms that are not favorable. No assurance can be given at this time as to whether we will be able to achieve our expense reduction or fundraising objectives, regardless of the terms. If we are unable to raise additional financing, or if other expected sources of funding are delayed or not received, our ability to continue as a going concern would be jeopardized and we may be forced to delay, scale back or eliminate some of our general and administrative, research and development, or production activities or other operations and reduce investment in new product and commercial development efforts in an effort to provide sufficient funds to continue our operations. If any of these events occurs, our ability to achieve our development and commercialization goals would be adversely affected. In addition, if we are unable to continue as a going concern, we may be unable to meet our obligations under our existing debt facilities, which could result in an acceleration of our obligation to repay all amounts outstanding under those facilities, and we may be forced to liquidate our assets. In such a scenario, the value we receive for our assets in liquidation or dissolution could be significantly lower than the value reflected in our financial statements.

Our unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty, which could have a material adverse effect on our financial condition and cause investors to suffer the loss of all or a substantial portion of their investment.

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

Our planned 2017 and 2018 working capital needs, our planned operating and capital expenditures for 2017 and 2018, and our ability to service our outstanding debt obligations are dependent on significant inflows of cash from financings, existing and new collaboration partners and renewable product sales. We will continue to need to fund our research and development and related activities and to provide working capital to fund production, storage, distribution and other aspects of our business. Some of our anticipated funding sources, such as research and development collaborations, are subject to the risk that we cannot meet milestones, that the collaborations may end prematurely for reasons that may be outside of our control (including technical infeasibility of the project or a collaborator’s right to terminate without cause), or the collaborations are not yet subject to definitive agreements or mandatory funding commitments and, if needed, we may not be able to secure additional types of funding in a timely manner or on reasonable terms, if at all. The inability to generate sufficient cash flow, as described above, could have an adverse effect on our ability to continue with our business plans and our status as a going concern.

If we are unable to raise additional funding, or if other expected sources of funding are delayed or not received, our ability to continue as a going concern would be jeopardized and we would take the following actions as early as the second quarter of 2017 to support our liquidity needs in 2017 and 2018:

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

As of March 31, 2017, our debt totaled $220.9 million, net of discount and issuance costs of $42.0 million, of which $49.5 million is classified as current. Our cash balance is substantially less than the principal amount of our outstanding debt, and we will be required to generate cash from operations or raise additional working capital through future financings or sales of assets to enable us to repay this indebtedness as it becomes due. There can be no assurance that we will be able to do so.

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

A substantial component of our planned production capacity in the near and long term depends on successful operations at our existing and potential large-scale production plants. We are currently operating our first purpose-built, large-scale production plant in Brotas, Brazil and may complete construction of certain other facilities in the coming years. Delays or problems in the construction, start-up or operation of these facilities will cause delays in our ramp-up of production and hamper our ability to reduce our production costs. Delays in construction can occur due to a variety of factors, including regulatory requirements and our ability to fund construction and commissioning costs. For example, in 2012 we determined it was necessary to delay further construction of our large-scale manufacturing facility with São Martinho in order to focus on the construction and commissioning of our Brotas facility. We have since permanently ceased construction of the São Martinho facility. In 2016 we produced at capacity at our Brotas facility and will likely need to identify and secure access to additional production capacity in 2017 based on anticipated volume requirements, either by constructing a new custom-built facility, acquiring an existing facility from a third party, retrofitting an existing facility operated by a current or potential partner or increasing our use of contract manufacturing facilities. In December 2016, we acquired a production facility in Leland, North Carolina, which facility had been previously operated by our partner Glycotech to perform chemical conversion and production of our end-products, and which facility was subsequently transferred to our newly-formed joint venture with Nikko Chemicals Co., Ltd. and Nippon Surfactant Industries Co., Ltd. (or collectively “Nikko”), as further described in Note 7, “Joint Ventures and Noncontrolling Interest” to our unaudited condensed consolidated financial statements included in this report. In addition, in February 2017 we broke ground on a second custom-built production facility adjacent to our existing Brotas facility. However, there can be no assurance that we will be able to complete such facility on our expected timeline, if at all.

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

As part of our arrangement to build the plant in Brotas, Brazil we have an agreement with Tonon Bioenergia S.A., or Tonon, to purchase from Tonon sugarcane juice and syrup corresponding to a certain number of tons of sugarcane per year, along with specified water and vapor volumes. Until this annual volume is reached, we are restricted from purchasing sugarcane juice or syrup for processing in the facility from any third party, subject to limited exceptions, unless we pay the premium to Tonon that we would have paid if we bought the sugarcane juice from them. As such, we will be relying on Tonon to supply such juice and syrup and utilities on a timely basis, in the volumes we need, and at competitive prices. If a third party can offer superior prices and Tonon does not consent to our purchasing from such third party, we would be required to pay Tonon the applicable premium, which would have a negative impact on our production cost. Furthermore, we agreed to pay a price for the juice or syrup that is based on the lower of the cost of two other products produced by Tonon using such juice, plus a premium. Tonon may not want to sell sugarcane juice or syrup to us if the price of one of the other products is substantially higher than the one setting the price for the juice or syrup we purchase. While the agreement provides that Tonon would have to pay a penalty to us if it fails to supply the agreed-upon volume of syrup or juice for a given month, the penalty may not be enough to compensate us for the increased cost if third-party suppliers do not offer competitive prices. Also, if the prices of the other products produced by Tonon increase, we could be forced to pay those increased prices for production without a related increase in the price at which we can sell our products, reducing or eliminating any margins we can otherwise achieve. If in the future these supply terms no longer provide a viable economic structure for the operation in Brotas, Brazil we may be required to renegotiate our agreement, which could result in manufacturing disruptions and delays. In December 2015, Tonon filed for bankruptcy protection in Brazil. If Tonon is unable to supply sugarcane juice or syrup, water and steam in accordance with our agreement, we may not be able to obtain substitute supplies from third parties in necessary quantities or at favorable prices, or at all. In such event, our ability to manufacture our products in a timely or cost-effective manner, or at all, would be negatively affected, which would have a material adverse effect on our business.

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

In June 2016, we entered into an initial strategic partnership agreement with Ginkgo Bioworks, Inc., or Ginkgo, pursuant to which we licensed certain intellectual property to Ginkgo in exchange for a license fee and royalty, and agreed to pursue the negotiation and execution of a definitive partnership agreement setting forth the terms of a long-term commercial partnership and collaboration arrangement between us and Ginkgo, and in September 2016 we executed a definitive collaboration agreement with Ginkgo setting forth the terms of a commercial partnership under which the parties would collaborate to develop, manufacture and sell commercial products and would share in the value of such products. In connection with the entry into such commercial agreements, we received a waiver under, and subsequently entered into an amendment of, our senior secured credit facility, the agent and lender under which is an affiliate of Ginkgo, which amendment extended, subject to certain conditions which were satisfied in January 2017, the maturity of the loans under the senior secured credit facility, eliminated principal repayments under the facility prior to maturity, subject to the requirement that we apply certain monies received by us under the collaboration agreement with Ginkgo to repay the outstanding loans under the facility, and waived the covenant in the senior secured loan facility requiring the Company to maintain unrestricted, unencumbered cash in defined U.S. bank accounts in an amount equal to at least 50% of the principal amount outstanding under the facility until the maturity date. For more details on our transactions with Ginkgo, please see Note 5, “Debt and Mezzanine Equity” and Note 8, “Significant Agreements” to our unaudited condensed consolidated financial statements included in this report.

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

Brazil’s economy has recently experienced quarters of slow or negative gross domestic product growth and has experienced high inflation and a growing fiscal deficit of its federal government accounts. In addition, major corruption scandals involving members of the executive, state-controlled enterprises and large private sector companies have been disclosed and are the subject of ongoing investigation by federal authorities. The final outcome of these investigations and their impact on the Brazilian economy is not yet known and cannot be predicted with certainty.

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

We have experienced, and expect to continue to experience, expansion of our business as we continue to make efforts to develop and bring our products to market. We have grown from 18 employees at the end of 2005 to 456 full-time employees at March 31, 2017. Our growth and diversified operations have placed, and may continue to place, significant demands on our management and our operational and financial infrastructure. In particular, continued growth could strain our ability to:

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

Our commercial success will depend substantially on our ability to obtain patents and maintain adequate legal protection for our technologies and product candidates in the United States and other countries. As of March 31, 2017, we had approximately 510 issued United States and foreign patents and approximately 340 pending United States and foreign patent applications that were owned or co-owned by or licensed to us. We will be able to protect our proprietary rights from unauthorized use by third parties only to the extent that our proprietary technologies and future products are covered by valid and enforceable patents or are effectively maintained as trade secrets.

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

In general, under Section 382 of the Internal Revenue Code, or the Code, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change net operating loss carryforwards, or NOLs, to offset future taxable income. If the Internal Revenue Service challenges our analysis that our existing NOLs are not subject to limitations arising from previous ownership changes, or if we undergo an ownership change in the future, our ability to utilize NOLs could be limited by Section 382 of the Code. Future changes in our stock ownership, some of which are outside of our control, could result in an ownership change under Section 382 of the Code. Furthermore, our ability to utilize NOLs of companies that we may acquire in the future may be subject to limitations under Section 382 of the Code. For these reasons, we may not be able to utilize a material portion of our NOLs as of March 31, 2017, even if we attain profitability, which could adversely affect our results of operations.

Loss of, or inability to secure government contract revenues could impair our business.

We have contracts or subcontracts with certain governmental agencies or their contractors. Generally, these agreements, as they may be amended or modified from time to time, have fixed terms and may be terminated, modified or be subject to recovery of payments by the government agency under certain conditions (such as failure to comply with detailed reporting and governance processes or failure to achieve milestones). Under these agreements, we are also subject to audits, which can result in corrective action plans and penalties up to and including termination. If these governmental agencies terminate these agreements with us, it could reduce our revenues which could harm our business. Additionally, we anticipate securing additional government contracts as part of our business plan for 2017 and beyond. If we are unable to secure such government contracts, it could harm our business.

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

Risks Related to Ownership of Our Common Stock

Our stock price may be volatile.

The market price of our common stock has been, and we expect it to continue to be, subject to significant volatility, and it has declined significantly from our initial public offering price. As of March 31, 2017, the reported closing price of our common stock on The NASDAQ Stock Market was $0.53 per share. Market prices for securities of early stage companies have historically been particularly volatile. Such fluctuations could be in response to, among other things, the factors described in this “Risk Factors” section, or other factors, some of which are beyond our control, such as:

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

In the past, many companies that have experienced volatility and sustained declines in the market price of their stock have become subject to securities class action and derivative action litigation. We were involved in two such lawsuits which were dismissed in 2014, are currently involved in one such lawsuit, as described in more detail below in “ITEM 3. LEGAL PROCEEDINGS”, and we may be the target of this type of litigation in the future. Securities litigation against us could result in substantial costs and divert our management’s attention from other business concerns, which could seriously harm our business.

If our common stock is delisted from The NASDAQ Stock Market, our business, financial condition, results of operations and stock price could be adversely affected, and the liquidity of our stock and our ability to obtain financing could be impaired.

On June 14, 2016, we received a notice from The NASDAQ Stock Market LLC, or NASDAQ, notifying us that we were not in compliance with the requirement of NASDAQ Listing Rule 5450(a)(1) for continued listing on The NASDAQ Global Market, or the Minimum Bid Price Listing Rule, as a result of the closing bid price of our common stock being below $1.00 per share for 30 consecutive business days. In accordance with NASDAQ Listing Rule 5810(c)(3)(A), we had 180 calendar days, or until December 12, 2016, to regain compliance with the Minimum Bid Price Listing Rule. To regain compliance, the closing bid price of our common stock had to be at least $1.00 per share for a minimum of 10 consecutive business days. On November 1, 2016, we received a notice from NASDAQ that we had regained compliance with the Minimum Bid Price Listing Rule. Subsequently, on December 19, 2016, we received a notice from NASDAQ notifying us that we were again not in compliance with the Minimum Bid Price Listing Rule as a result of the closing bid price of our common stock being below $1.00 per share for 30 consecutive business days. In accordance with NASDAQ Listing Rule 5810(c)(3)(A), we have 180 calendar days, or until June 19, 2017, to regain compliance with the Minimum Bid Price Listing Rule. If we do not regain compliance during such period, we may be eligible for an additional compliance period of 180 calendar days, provided that we meet NASDAQ’s continued listing requirement for market value of publicly held shares and all other initial listing standards for The NASDAQ Capital Market, other than the minimum bid price requirement, and provide written notice to NASDAQ of our intention to cure the deficiency during the second compliance period. If we do not regain compliance during the initial compliance period and are not eligible for an additional compliance period, NASDAQ will provide notice that our common stock will be subject to delisting from The NASDAQ Stock Market. In that event, we may appeal such determination to a hearings panel. Our Board of Directors has approved, and we have proposed that our stockholders approve at our 2017 Annual Meeting of Stockholders to be held on May 23, 2017, or the Annual Meeting, an amendment to our certificate of incorporation to effect a 15-for-1 reverse stock split that is designed to result in an increase in the per share trading price of our common stock above $1.00 per share. If our stockholders approve this proposal, we intend to implement it promptly following the Annual Meeting. There can be no assurance that upon any such implementation of the reverse stock split that we will regain compliance with the Minimum Bid Price Listing Rule and that our common stock will remain listed on The NASDAQ Stock Market.

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

As of March 31, 2017:

•	our executive officers and directors and their affiliates together held approximately 9% of our outstanding common stock;

•	Maxwell (Mauritius) Pte Ltd, or Temasek (which has a designee on our Board of Directors), held approximately 18% of our outstanding common stock; and

•	Total (which has a designee on our Board of Directors) held approximately 22% of our outstanding common stock.

Furthermore, Total and Temasek each hold certain of our convertible promissory notes, which are convertible into approximately 22,350,261 and 2,670,370 shares of our common stock, respectively, as of March 31, 2017. Total and Temasek also hold certain warrants pursuant to which they may purchase shares of our common stock. This significant concentration of share ownership may adversely affect the trading price of our common stock because investors often perceive disadvantages in owning stock in companies with stockholders with significant interests. Also, these stockholders, acting together, will be able to control our management and affairs and matters requiring stockholder approval, including the election of directors and the approval of significant corporate transactions, such as mergers, consolidations or the sale of all or substantially all of our assets, and may not act in the best interests of our other stockholders. Consequently, this concentration of ownership may have the effect of delaying or preventing a change of control, including a merger, consolidation or other business combination involving us, or a change in our management or Board of Directors, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of the Company, even if such actions would benefit our other stockholders.

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

We have in place, or have agreed to file, registration statements for the resale of certain shares of common stock held by, or issuable to, certain of our largest stockholders. All common stock sold pursuant to an offering covered by such registration statement will be freely transferable.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On December 28, 2016, we entered into an Exchange Agreement (or the Fidelity Exchange Agreement) with the holders of our outstanding 3% Senior Unsecured Convertible Promissory Notes due 2017 (or the Fidelity Notes). Pursuant to the Fidelity Exchange Agreement, the holders agreed to exchange (or the Fidelity Exchange) all outstanding Fidelity Notes, together with accrued and unpaid interest thereon, for approximately $19.1 million in aggregate principal amount of our 9.50% Convertible Senior Notes due 2019 (or the Additional 2015 144A Notes), representing an exchange ratio of approximately 1:1.25 (i.e., each $1.00 of Fidelity Notes would be exchanged for approximately $1.25 of Additional 2015 144A Notes). The closing of the Fidelity Exchange occurred on January 11, 2017. At the closing, we issued approximately $19.1 million in aggregate principal amount of Additional 2015 144A Notes to the holders in exchange for the cancellation of the outstanding Fidelity Notes. We did not receive any cash proceeds from the Fidelity Exchange.

An exchange agent was used in connection with the exchange of the Fidelity Notes and the issuance of the Additional 2015 144A Notes. The Additional 2015 144A Notes were issued in a private placement pursuant to the exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended (or the “Securities Act”) and Regulation D promulgated under the Securities Act. The holders participating in the Fidelity Exchange acquired the Additional 2015 144A Notes for investment purposes only and without intent to resell, were able to fend for themselves in these transactions, and are accredited investors as defined in Rule 501 of Regulation D promulgated under Section 3(b) of the Securities Act. These holders had adequate access, through their relationships with us, to information about us. The shares of our common stock issuable upon conversion of the Additional 2015 144A Notes have not been registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

The exhibits listed in the Exhibit Index included herein at page 123 (other than exhibits 32.01, 32.02 and 101) are filed as part of this Quarterly Report on Form 10-Q and such Exhibit Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 15, 2017	AMYRIS, INC.

/s/ JOHN G. MELO
John G. Melo
Director, President and Chief Executive Officer
(Principal Executive Officer)

Dated: May 15, 2017

/s/ KATHLEEN VALIASEK
Kathleen Valiasek
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit		Previously Filed				Filed
No.	Description	Form	File No.	Filing Date	Exhibit	Herewith
3.01	Restated Certificate of Incorporation	10-Q	001-34885	November 10, 2010	3.01
3.02	Certificate of Amendment, dated May 9, 2013, to Restated Certificate of Incorporation	S-8	333-188711	May 20, 2013	4.02
3.03	Certificate of Amendment, dated May 12, 2014, to Restated Certificate of Incorporation	10-Q	001-34887	August 8, 2014	3.02
3.04	Certificate of Amendment, dated September 18, 2015, to Restated Certificate of Incorporation	S-3/A	333-206331	November 4, 2015	3.03
3.05	Certificate of Amendment, dated May 18, 2016, to Restated Certificate of Incorporation	10-Q	001-34885	August 9, 2016	3.05
3.06	Restated Bylaws	10-Q	001-34885	November 10, 2010	3.02
4.01	Specimen of Common Stock Certificate	S-1	333-166135	July 6, 2010	4.01
4.02	Amended and Restated Investors’ Rights Agreement, dated June 21, 2010, among registrant and its security holders listed therein	S-1	333-166135	June 23, 2010	4.02
4.03	First Amendment to Amended and Restated Investors' Rights Agreement, dated February 23, 2012, among registrant and registrant's security holders listed therein	S-3	333-180005	March 9, 2012	4.06
4.04	Amendment No. 2 to Amended and Restated Investors' Rights Agreement, dated December 24, 2012, among registrant and registrant's security holders listed therein	10-K	001-34885	March 28, 2013	4.04
4.05	Amendment No. 3 to Amended and Restated Investors' Rights Agreement, dated March 27, 2013, among registrant and registrant's security holders listed therein	10-Q	001-34885	May 9, 2013	4.02
4.06	Amendment No. 4 to Amended and Restated Investors' Rights Agreement, dated October 16, 2013, among registrant and registrant's security holders listed therein	10-K	001-34885	April 2, 2014	4.06
4.07	Amendment No. 5 to Amended and Restated Investors' Rights Agreement, dated December 24, 2013, among registrant and registrant's security holders listed therein	10-K	001-34885	April 2, 2014	4.07
4.08	Amendment No. 6 to Amended and Restated Investors’ Rights Agreement dated July 29, 2015 among registrant and registrant’s security holders listed therein	S-3	333-206331	August 12, 2015	4.17
4.09 [a]	Amended and Restated Letter Agreement re: Certain Registration Rights dated May 8, 2014 between registrant and the purchasers listed therein	10-Q	001-34885	August 8, 2014	4.01
4.10	Warrant to Purchase Stock, dated December 23, 2011, issued to ATEL Ventures, Inc.	10-K	001-34885	February 28, 2012	4.07
4.11	Side Letter, dated June 21, 2010, between registrant and Total Gas & Power USA, SAS	S-1	333-166135	June 23, 2010	4.19
4.12	Agreement, dated February 23, 2012, among registrant, Maxwell (Mauritius) Pte Ltd, Naxyris SA, Biolding Investment SA and Sualk Capital Ltd.	10-Q	001-34885	May 9, 2012	4.02
4.13	Securities Purchase Agreement, dated February 24, 2012, among registrant and certain investment funds affiliated with Fidelity Investments Institutional Services Company, Inc. listed therein (each, a Fidelity Purchaser)	S-3	333-180005	March 9, 2012	4.02
4.14	Form of Unsecured Senior Convertible Promissory Note issued by registrant to the Fidelity Purchasers in the amounts set forth next to each Fidelity Purchaser's name on Schedule I of Exhibit 4.13 hereof	S-3	333-180005	March 9, 2012	4.03
4.15	Registration Rights Agreement, dated February 27, 2012, among registrant and the Fidelity Purchasers	S-3	333-180005	March 9, 2012	4.04
4.16	Exchange Agreement, dated December 28, 2016, among registrant and certain Fidelity Purchasers	10-K	001-34885	April 17, 2017	4.16

4.17 [c]	Form of Common Stock Purchase Agreement among registrant and certain investors	10-Q	001-34885	August 8, 2012	4.01
4.18	Securities Purchase Agreement, dated July 30, 2012, between registrant and Total Gas & Power USA, SAS	10-Q	001-34885	November 9, 2012	4.01
4.19	Registration Rights Agreement, dated July 30, 2012, between registrant and Total Gas & Power USA, SAS	10-Q	001-34885	November 9, 2012	4.03
4.20	1.5% Senior Secured Convertible Note dated July 29, 2015 (RS-9) issued by registrant to Total Energies Nouvelles Activités USA (RS-9)	10-Q	001-34885	November 9, 2015	4.21
4.21	1.5% Senior Convertible Note, dated March 21, 2016 (RS-10) issued by registrant to Total Energies Nouvelles Activités USA	10-Q	001-34885	May 10, 2016	4.19
4.22	First Amendment, dated February 27, 2017, to 1.5% Senior Convertible Note, dated March 21, 2016 (RS-10) issued by registrant to Total Energies Nouvelles Activités USA	10-Q				X
4.22 [a]	Securities Purchase Agreement, dated December 24, 2012, between registrant and certain investors listed therein	10-K	001-34885	March 28, 2013	4.16
4.23 [a]	Follow-On Investment Agreement, dated December 24, 2012, between registrant and Biolding Investment SA	10-K	001-34885	March 28, 2013	4.17
4.24	Securities Purchase Agreement, dated March 27, 2013, between registrant and Biolding Investment SA	10-Q	001-34885	May 9, 2013	4.01
4.25	Securities Purchase Agreement (including Form of Tranche I Senior Convertible Note and Form of Tranche II Senior Convertible Note) , dated August 8, 2013, between registrant, Maxwell (Mauritius) Pte Ltd and Total Energies Nouvelles Activités USA (f.k.a. Total Gas & Power USA, SAS)	10-Q	001-34885	November 5, 2013	4.01
4.26 [a]	Amendment No. 1 dated October 16, 2013, to the Securities Purchase Agreement, dated August 8, 2013, between registrant and other parties named therein	10-K	001-34885	April 2, 2014	4.24
4.27	Tranche I Note Amendment and Amendment No. 2 dated December 24, 2013, to the Securities Purchase Agreement, dated August 8, 2013, between registrant and other parties named therein	10-K	001-34885	April 2, 2014	4.25
4.28 ad	5% Unsecured Convertible Note dated October 16, 2013 issued to Total Energies Nouvelles Activités USA	10-Q	001-34885	May 9, 2014	4.04
4.29 ae	10% Unsecured Convertible Note dated January 15, 2014 issued to Total Energies Nouvelles Activités USA	10-Q	001-34885	May 9, 2014	4.06
4.30	Securities Purchase Agreement, dated September 20, 2013, between registrant and Naxyris S.A.	10-Q	001-34885	November 5, 2013	4.03
4.31	Securities Purchase Agreement, dated March 28, 2014 between registrant and Kuraray Co. Ltd.	10-Q	001-34885	May 9, 2014	4.01
4.32	Loan and Security Agreement, dated March 29, 2014 between registrant and Hercules Technology Growth Capital, Inc.	10-Q	001-34885	May 9, 2014	4.02
4.33	First Amendment, dated June 12, 2014, to Loan and Security Agreement dated March 29, 2014 between registrant and Hercules Technology Growth Capital, Inc.	10-Q	001-34885	August 8, 2014	4.06
4.34	Second Amendment, dated March 31, 2015, to Loan and Security Agreement dated March 29, 2014 between registrant and Hercules Technology Growth Capital, Inc.	10-Q	001-34885	May 7, 2015	10.05
4.35	Third Amendment, dated November 30, 2015, to Loan and Security Agreement dated March 29, 2014 between registrant and Hercules Technology Growth Capital, Inc.	10-K	001-34885	March 30, 2016	4.37

4.36	Fourth Amendment, dated October 6, 2016, to Loan and Security Agreement dated March 29, 2014 between registrant and Stegodon Corporation, as assignee of Hercules Capital, Inc.	10-K	001-34885	April 17, 2017	4.36
4.37	Fifth Amendment, dated January 10, 2017, to Loan and Security Agreement, dated March 29, 2014, between registrant and Stegodon Corporation, as assignee of Hercules Capital, Inc.					X
4.38	Indenture, dated May 29, 2014, between registrant and Wells Fargo Bank, National Association, as Trustee	8-K	001-34885	May 29, 2014	4.01
4.39	6.5% Convertible Senior Note due 2019, dated May 29, 2014, issued by registrant to Morgan Stanley & Co. LLC	10-Q	001-34885	August 8, 2014	4.02
4.40 [f]	6.5% Convertible Senior Note due 2019, dated May 29, 2014, issued by registrant to Maxwell (Mauritius) Pte Ltd.	10-Q	001-34885	August 8, 2014	4.03
4.41	Registration Rights Agreement, dated February 24, 2015, between the registrant and Nomis Bay Ltd	8-K	001-34885	February 26, 2015	4.01
4.42 [g]	Voting Agreement, dated July 24, 2015, between registrant and Foris Ventures, LLC	10-Q	001-34885	November 9, 2015	4.43
4.43	Securities Purchase Agreement, dated July 24, 2015, between registrant and the Purchasers listed therein	10-Q	001-34885	November 9, 2015	4.44
4.44 [h]	Warrant to Purchase Stock issued on July 24, 2015	S-3	333-206331	August 12, 2015	4.21
4.45	Exchange Agreement, dated July 29, 2015, between registrant and the Investors therein	10-Q	001-34885	November 9, 2015	4.46
4.46	Maturity Treatment Agreement dated July 29, 2015, between registrant and the Investors listed therein	10-Q	001-34885	November 9, 2015	4.47
4.47	Letter Agreement dated as of July 29, 2015 among registrant and registrant’s security holders listed therein	S-3	333-206331	August 12, 2015	4.20
4.48	Warrant to Purchase Stock issued July 29, 2015 by the registrant to Total Energies Nouvelles Activités USA	S-3	333-206331	August 12, 2015	4.22
4.49	Warrant to Purchase Stock issued July 29, 2015 by the registrant to Total Energies Nouvelles Activités USA	S-3	333-206331	August 12, 2015	4.23
4.50	Warrant to Purchase Stock issued July 29, 2015 by the registrant to Maxwell (Mauritius) PTE Ltd	S-3	333-206331	August 12, 2015	4.24
4.51	Warrant to Purchase Stock issued July 29, 2015 by the registrant to Maxwell (Mauritius) PTE Ltd	S-3	333-206331	August 12, 2015	4.25
4.52	Warrant to Purchase Stock issued July 29, 2015 by the registrant to Maxwell (Mauritius) PTE Ltd	S-3	333-206331	August 12, 2015	4.26
4.53	Indenture dated October 20, 2015 between registrant and Wells Fargo Bank, National Association, as Trustee	8-K	001-34885	October 20, 2015	4.01
4.54	9.50% Convertible Senior Note due 2019 dated October 20, 2015 issued by registrant to Cede & Co.	10-K	001-34885	March 30, 2016	4.56
4.55	First Supplemental Indenture, dated January 11, 2017, between registrant and Wells Fargo Bank, National Association, as Trustee					X
4.56	9.50% Convertible Senior Note due 2019, dated January 11, 2017, issued by registrant to Cede & Co.					X
4.55	Registration Rights Agreement dated October 20, 2015 between the registrant and the registrant’s security holders listed therein	8-K	001-34885	October 20, 2015	4.02
4.56	Note and Warrant Purchase Agreement, dated February 12, 2016, between registrant and the purchasers listed therein	10-Q	001-34885	May 10, 2016	4.50
4.57 [i]	Unsecured Promissory Note, dated February 12, 2016, between registrant and Foris Ventures, LLC	10-Q	001-34885	May 10, 2016	4.51
4.58 [j]	Warrant to Purchase Stock, dated February 12, 2016, between registrant and Foris Ventures, LLC	10-Q	001-34885	May 10, 2016	4.52[j]

4.59	Form of Convertible Note	8-K	001-34885	May 10, 2016	4.1
4.60	Note Purchase Agreement, dated June 24, 2016, between registrant and Foris Ventures, LLC	10-Q	001-34885	August 9, 2016	4.50
4.61	Secured Promissory Note, dated June 24, 2016 issued by registrant to Foris Ventures, LLC	10-Q	001-34885	August 9, 2016	4.51
4.62	Form of Additional Note	8-K	001-34885	September 9, 2016	4.1
4.63	Warrant to Purchase Common Stock, dated August 6, 2016, between registrant and Ginkgo Bioworks, Inc.	10-Q	001-34885	November 9, 2016	4.58
4.64	Note Purchase Agreement, dated October 21, 2016, between registant and Foris Ventures, LLC	10-K	001-34885	April 17, 2017	4.63
4.65	Secured Promissory Note, dated October 21, 2016, issued by registrant to Foris Ventures, LLC	10-K	001-34885	April 17, 2017	4.64
4.66 [a]	Credit Agreement, dated October 26, 2016, between registrant and Guanfu Holding Co., Ltd.	10-K	001-34885	April 17, 2017	4.65
4.67	Note, dated December 31, 2016, issued by registrant to Wutian Supply Chain Corporation Limited	10-K	001-34885	April 17, 2017	4.66
4.68	Note Purchase Agreement, dated October 27, 2016, between registrant and Ginkgo Bioworks, Inc.	10-K	001-34885	April 17, 2017	4.67
4.69	Secured Promissory Note , dated October 27, 2016, issued by registrant to Ginkgo Bioworks, Inc.	10-K	001-34885	April 17, 2017	4.68
4.70	Warrant to Purchase Stock, issued November 16, 2016, by the registrant to Nenter & Co., Inc.	S-3	333-215318	December 23, 2016	4.15
4.71	Form of Convertible Note	8-K	001-34885	December 2, 2016	4.1
4.72	Purchase Money Promissory Note, issued December 5, 2016, by registrant to Salisbury Partners, LLC	10-K	001-34885	April 17, 2017	4.71
4.73	Purchase Money Promissory Note, issued December 19, 2016, by registrant to Nikko Chemicals Co. Ltd.	10-K	001-34885	April 17, 2017	4.72
10.01 k	Credit Facility Agreement, dated October 11, 2010, between Financiadora de Estudos E Projetos - FINEP and Anyris Brasil S.A.					X
10.02	Modification No. 3, dated June 20, 2016, to the Technology Investment Agreement, dated September 22, 2015, between registrant and The Defense Advanced Research Projects Agency (DARPA)					X
10.03	First Amendment, dated February 14, 2017, to the Amended and Restated Jet Fuel License Agreement, dated March 21, 2016, between registrant and Total Amyris BioSolutions B.V.					X
10.04	First Amendment, dated February 14, 2017, to the License Agreement regarding Diesel Fuel in the EU, dated March 21, 2016, between registrant and Total Energies Nouvelles Activités USA					X
10.05	Amendment Number One, dated February 16, 2017, to the Amyris, Inc. 2010 Employee Stock Purchase Plan					X
10.06	Amendment #2, dated February 28, 2017, to the Second Amendment to the Technology, License, Development, Research and Collaboration Agreement between registrant and Total Energies Nouvelles Activités USA SAS					X
10.07	Side Letter, dated February 28, 2017, amending the Technology License, Development, Research and Collaboration Agreement, dated July 30, 2012, between registrant and Total Gas & Power USA, SAS					X
10.08	Amendment, dated March 6, 2017, to Offer Letter, dated November 23, 2016, between registrant and Kathleen Valiasek					X
31.01	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(c) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.02	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(c) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.01 m	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.02 m	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101 [n]	The following materials from registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Operations; (ii) the Consolidated Balance Sheets; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Convertible Preferred Stock, Redeemable Noncontrolling Interest and Equity (Deficit); (v) the Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements	X

a	Portions of this exhibit, which have been granted confidential treatment by the Securities and Exchange Commission, have been omitted.
b	Portions of this exhibit have been omitted pending a determination by the Securities and Exchange Commission as to whether these portions should be granted confidential treatment.
c	Substantially identical Common Stock Purchase Agreements, each dated May 18, 2012, were entered into with five separate investors. Registrant has filed the form of such Common Stock Purchase Agreements, which is substantially identical in all material respects to all of such Common Stock Purchase Agreements, except as to the parties thereto and the number of shares being purchased.
d	Registrant issued substantially identical 5% Unsecured Convertible Notes (the "5% Notes") to Total Gas & Power USA, SAS (“Total’), FIAM Target Date Large Cap Stock Commingled Pool (formerly known as Fidelity Pyramis Lifecycle Large Cap Stock Commingled Pool. Fidelity Variable Insurance Products Fund Ill: Growth & Income Portfolio, Fidelity Hastings Street Trust: Fidelity Advisor Series Growth & Income Fund. Fidelity Securities Fund: Fidelity Growth & Income Portfolio Fidelity Hastings Street Trust: Fidelity Series Growth & Income Fund. Fidelity Commonwealth Trust: Fidelity Large Cap Stock Fund, and Maxwell (Mauritius) Pte Ltd on October 16. 2013. Registrant has filed the 5% Note issued to Total. and has included with Exhibit 4.04 a schedule (Schedule A to Exhibit 4.04 of registrant’s Form 10-Q filed on May 9, 2014) identifying each of the 5% Notes and setting forth the material detail in which the other 5% Note(s) differ from the filed 5% Note (i.e. the Purchasers. the amounts of the 5% Notes. and the conversion price).
e	Registrant issued substantially identical 10% Unsecured Convertible Notes (the" 10% Notes") to Total Wolverine Flagship Fund Trading Limited and Maxwell (Mauritius) Pte Ltd on January 15 2014. Registrant has filed the 10% Note issued to Total and has included with Exhibit 4.06. a schedule (Schedule A to Exhibit 4.06 of registrant’s Form 10-Q filed on May 9, 2014) identifying each of the 10% Notes and setting forth the material details in which the other 10% Note(s) differ from the filed 10% Note (i.e. the purchasers and the amounts of the 10% Notes).
f	Registrant issued substantially identical 6.5% Senior Convertible Notes due 2019 (the “6.5% Notes”) to Maxwell (Mauritius) Pte Ltd. (“Temasek”), Total Energies Nouvelles Activités USA, and Foris Ventures, LLC on May 29, 2014. Registrant has filed the 6.5% Note issued to Temasek, and has included, with such exhibit, a schedule (Schedule A to Exhibit 4.03 of registrant's Form 10-Q filed August 8, 2014) identifying each of the 6.5% Notes and setting forth the material details in which the other 6.5% Notes differ from the filed 6.5% Note (i.e., the note number, the purchasers, and the amounts of the 6.5% Notes).
g	Substantially identical Voting Agreements, each dated July 31, 2015, were entered into with five separate investors. Registrant has filed Voting Agreement entered into by registrant and Foris Ventures LLC, which is substantially identical in all material respects to all of such Voting Agreements, except as to the parties thereto.
h	Registrant issued substantially identical warrants to the purchasers under that certain Securities Purchase Agreement entered into on July 24. 2015~ Registrant has filed the warrant issued to Total Energies Nouvelles Activites USA and has included with such Exhibit a schedule (Schedule A to Exhibit 4.03 of registrants Form 10-Q filed on August 8, 2015) identifying each of the warrants and setting forth the material details in which the other warrants differ from the filed form of warrant (i.e. the names of the purchasers. the certificate numbers and the respective amounts of shares underlying the warrants).
i	Substantially identical Unsecured Promissory Notes, each dated February 15, 2016 (the “Notes”), were entered into with three separate investors. Registrant has filed the Note entered into by registrant and Foris Ventures LLC, which is substantially identical in all material respects to all of such Notes except as to the parties thereto and the value of the Notes.
j	Substantially identical Warrants to Purchase Stock, each dated February 15, 2016 (the “Warrants”), were entered into with three separate investors. Registrant has filed the Warrant entered into by registrant and Foris Ventures LLC, which is substantially identical in all material respects to all of such Warrants, except as to the parties thereto and the amount of underlying shares.
k	Translation to English from Portuguese or Dutch, as applicable, in accordance with Rule 12b-12(d) of the regulations promulgated by the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended (or the Exchange Act).
m	This certification shall not be deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that Section, nor shall it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.
n	Pursuant to applicable securities laws and regulations, registrant is deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and is not subject to liability under any anti-fraud provisions of the federal securities laws as long as registrant has made a good faith attempt to comply with the submission requirements and promptly amends the interactive data files after becoming aware that the interactive data files fails to comply with the submission requirements. These interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act, are deemed not filed for purposes of section 18 of the Exchange Act and otherwise are not subject to liability under these sections.

