Form 10-Q
period 2017-06-30
AMYRIS, INC.
filed 2017-08-14
CIK 1365916

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 11, 2017
Common Stock, $0.0001 par value per share	37,606,558

AMYRIS, INC.

QUARTERLY REPORT ON FORM 10-Q

For the Quarterly Period Ended June 30, 2017

PART I

ITEM 1. FINANCIAL STATEMENTS

Amyris, Inc.

Condensed Consolidated Balance Sheets

(In Thousands, Except Shares and Per Share Amounts)

(Unaudited)

	June 30, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$5,078	$27,150
Restricted cash	3,815	4,326
Short-term investments	1,556	1,374
Accounts receivable, net of allowance of $501 and $478, respectively	15,958	13,105
Related party accounts receivable, net of allowance of $23 and $23, respectively	1,431	872
Inventories	5,729	6,213
Prepaid expenses and other current assets	7,440	6,083
Total current assets	41,007	59,123
Property, plant and equipment, net	49,303	53,735
Restricted cash, non-current	958	957
Equity and loans in affiliates	94	34
Other assets	20,783	15,464
Goodwill and intangible assets	560	560
Total assets	$112,705	$129,873
Liabilities, Mezzanine Equity and Stockholders' Deficit
Current liabilities:
Accounts payable	$14,657	$15,315
Deferred revenue	5,001	5,288
Accrued and other current liabilities	29,275	29,188
Capital lease obligation, current portion	598	922
Debt, current portion	7,954	25,853
Related party debt, current portion	5,331	33,302
Total current liabilities	62,816	109,868
Capital lease obligation, net of current portion	33	334
Long-term debt, net of current portion	111,112	128,744
Related party debt, net of current portion	40,920	39,144
Deferred rent, net of current portion	8,445	8,906
Deferred revenue, net of current portion	6,650	6,650
Derivative liabilities	58,606	6,894
Other liabilities	5,639	7,841
Total liabilities	294,221	308,381
Commitments and contingencies (Note 6)
Mezzanine Equity:
Contingently redeemable common stock (Note 5)	5,000	5,000
Convertible preferred stock (Note 5)	12,830	—
Stockholders’ deficit:
Preferred Stock - $0.0001 par value, 5,000,000 and 5,000,000 shares authorized as of June 30, 2017 and December 31, 2016, respectively, and 3,330 and 0 shares issued and outstanding as of June 30, 2017 and December 31, 2016, respectively	—	—
Common stock - $0.0001 par value, 250,000,000 and 500,000,000 shares authorized as of June 30, 2017 and December 31, 2016, respectively; 25,272,420 and 18,273,921 shares issued and outstanding as of June 30, 2017 and December 31, 2016, respectively	3	2
Additional paid-in capital - common stock and other	1,012,906	990,895
Accumulated other comprehensive loss	(42,003)	(40,904)
Accumulated deficit	(1,171,189)	(1,134,438)
Total Amyris, Inc. stockholders’ deficit	(200,283)	(184,445)
Noncontrolling interest	937	937
Total stockholders' deficit	(199,346)	(183,508)
Total liabilities, mezzanine equity and stockholders' deficit	$112,705	$129,873

See the accompanying notes to the unaudited condensed consolidated financial statements.

Amyris, Inc.

Condensed Consolidated Statements of Operations

(In Thousands, Except Shares and Per Share Amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenues
Renewable product sales	$12,729	$4,922	$21,021	$8,062
Grants and collaborations revenue	12,950	4,677	17,639	10,347
Total revenues	25,679	9,599	38,660	18,409
Cost and operating expenses
Cost of products sold	17,279	7,891	30,047	19,068
Research and development	14,249	13,176	28,956	25,082
Sales, general and administrative	15,949	11,408	28,799	23,674
Total cost and operating expenses	47,477	32,475	87,802	67,824
Loss from operations	(21,798)	(22,876)	(49,142)	(49,415)
Other income (expense):
Interest income	43	82	105	139
Interest expense	(9,303)	(9,704)	(21,486)	(18,062)
Gain from change in fair value of derivative instruments	35,775	20,934	38,114	42,612
Loss upon extinguishment of debt	(3,624)	(433)	(3,528)	(649)
Other expense, net	(163)	(1,431)	(545)	(3,246)
Total other income	22,728	9,448	12,660	20,794
Income (loss) before income taxes	930	(13,428)	(36,482)	(28,621)
Provision for income taxes	(310)	(138)	(269)	(253)
Net income (loss) attributable to Amyris, Inc.	$620	$(13,566)	$(36,751)	$(28,874)
Less deemed dividend (capital distribution to related parties)	(8,648)	—	(8,648)	—
Less deemed dividend related to beneficial conversion feature on Series A preferred stock	(562)	—	(562)	—
Less cumulative dividends on Series A and Series B preferred stock	(1,675)	—	(1,675)	—
Net loss attributable to Amyris, Inc. common stockholders	$(10,265)	$(13,566)	$(47,636)	$(28,874)
Net loss per share attributable to common stockholders:
Basic	$(0.44)	$(0.91)	$(2.24)	$(2.00)
Diluted	$(0.44)	$(1.67)	$(2.24)	$(3.46)
Weighted-average shares of common stock outstanding used in computing net loss per share of common stock:
Basic	23,155,874	14,874,135	21,226,013	14,426,247
Diluted	23,155,874	17,526,410	21,226,013	17,253,961

See the accompanying notes to the unaudited condensed consolidated financial statements.

Amyris, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(In Thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Comprehensive loss:
Net loss attributable to Amyris, Inc. common stockholders	$(10,265)	$(13,566)	$(47,636)	$(28,874)
Foreign currency translation adjustment, net of tax	(1,422)	4,593	(1,099)	9,281
Comprehensive loss attributable to Amyris, Inc. common stockholders	(11,687)	(8,973)	(48,735)	(19,593)

See the accompanying notes to the unaudited condensed consolidated financial statements.

Amyris, Inc.

Condensed Consolidated Statements of Stockholders’ Deficit and Mezzanine Equity

(In Thousands, Except Shares)

(Unaudited)

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Noncontrolling Interest	Total Deficit	Mezzanine Equity - Common Stock	Mezzanine Equity - Preferred Stock
December 31, 2015			13,742,019	21	$926,216	$(47,198)	$(1,037,104)	$(391)	$(158,456)
Issuance of common stock upon conversion of debt			547,992	1	8,637				8,638
Issuance of common stock for settlement of debt principal payments			566,049		3,289				3,289
Issuance of contingently redeemable common stock			292,398						—	5,000
Issuance of warrants with debt private placement			—		3,971				3,971
Acquisition of noncontrolling interest			—		(323)			277	(46)
Contribution upon restructuring of Fuels JV			—		4,251				4,251
Issuance of common stock upon exercise of stock options, net of restricted stock			9						—
Shares issued from restricted stock settlement			64,305		(201)				(201)
Shares issued upon ESPP purchase			15,122		123				123
Stock-based compensation			—		3,840				3,840
Foreign currency translation adjustment			—			9,281			9,281
Net loss			—				(28,874)		(28,874)
June 30, 2016	—	$—	15,227,894	$22	$949,803	$(37,917)	$(1,065,978)	$(114)	$(154,184)	$5,000	$—

December 31, 2016	—	$—	18,273,921	$2	$990,895	$(40,904)	$(1,134,438)	$937	$(183,508)	$5,000	$—
Issuance of Series A preferred stock for cash, net of issuance costs of $562	22,140	—	—	—	—	—	—	—	—	—	—
Issuance of Series B preferred stock upon conversion of debt, net of issuance costs of $634	40,204	—	—	—	—	—	—	—	—	—	11,530
Issuance of Series B preferred stock for cash	30,700	—	—	—	—	—	—	—	—	—	1,300
Issuance of shares due to rounding from reverse stock split	—	—	6,473	—	—	—	—	—	—	—	—
Issuance of common stock upon conversion of preferred stock	(18,840)	—	2,990,374	—	—	—	—	—	—	—	—
Issuance of common stock upon conversion of debt	—	—	2,257,786	—	14,154	—	—	—	14,154	—	—
Issuance of common stock for settlement of debt principal payments	—	—	1,246,165	1	10,707	—	—	—	10,708	—	—
Issuance of common stock for settlement of debt interest payments	—	—	400,967	—	3,436	—	—	—	3,436	—	—
Deemed dividend upon conversion of debt into Series A and Series B preferred stock	—	—	—	—	(8,648)	—	—	—	(8,648)	—	—
Issuance of common stock upon exercise of stock options	—	—	134	—	—	—	—	—	—	—	—
Shares issued from restricted stock settlement	—	—	79,841	—	(391)	—	—	—	(391)	—	—
Shares issued upon ESPP purchase	—	—	16,759	—	69	—	—	—	69	—	—
Stock-based compensation	—	—	—	—	2,684	—	—	—	2,684	—	—
Foreign currency translation adjustment	—	—	—	—	—	(1,099)	—	—	(1,099)	—	—
Net loss	—	—	—	—	—	—	(36,751)	—	(36,751)	—	—
June 30, 2017	74,204	$—	25,272,420	$3	$1,012,906	$(42,003)	$(1,171,189)	$937	$(199,346)	$5,000	$12,830

See the accompanying notes to the unaudited condensed consolidated financial statements.

Amyris, Inc.

Condensed Consolidated Statements of Cash Flows

(In Thousands)

(Unaudited)

	Six Months Ended June 30,
	2017	2016
Operating activities
Net loss	$(36,751)	$(28,874)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,550	5,720
Loss on disposal of property, plant and equipment	(161)	(122)
Stock-based compensation	2,684	3,840
Amortization of debt discount and issuance costs	7,637	7,415
Receipt of equity in connection with collaboration arrangements revenue	(2,660)	—
Loss upon extinguishment of debt	3,528	649
Gain from change in fair value of derivative instruments	(38,115)	(42,612)
Loss on foreign currency exchange rates	63	1,083
Changes in assets and liabilities:
Accounts receivable	(3,723)	(183)
Related party accounts receivable	214	587
Inventory	409	1,910
Prepaid expenses and other assets	(4,220)	1,695
Accounts payable	(1,739)	1,190
Accrued and other liabilities	8,392	8,132
Deferred revenue	(838)	939
Deferred rent	(449)	(344)
Net cash used in operating activities	(60,179)	(38,975)
Investing activities
Purchase of short-term investments	(3,966)	(2,366)
Maturities of short-term investments	3,895	2,585
Change in restricted cash	(982)	7
Purchases of property, plant and equipment, net of disposals	(264)	(400)
Net cash used in investing activities	(1,317)	(174)
Financing activities
Proceeds from sale of convertible preferred stock	50,661	—
Proceeds from exercises of common stock options, net of repurchase	69	123
Employees' taxes paid upon vesting of restricted stock units	(110)	(201)
Proceeds from issuance of contingently redeemable equity	—	5,000
Principal payments on capital leases	(764)	(506)
Change in restricted cash related to contingently redeemable equity	1,478	(5,000)
Proceeds from debt issued	12,455	9,950
Proceeds from debt issued to related party	—	25,000
Principal payments on debt	(24,372)	(6,573)
Net cash provided by financing activities	39,417	27,793
Effect of exchange rate changes on cash and cash equivalents	7	186
Net decrease in cash and cash equivalents	(22,072)	(11,170)
Cash and cash equivalents at beginning of period	27,150	11,992
Cash and cash equivalents at end of period	$5,078	$822

See the accompanying notes to the unaudited condensed consolidated financial statements.

Amyris, Inc.

Condensed Consolidated Statements of Cash Flows—(Continued)

(In Thousands)

	Six Months Ended June 30,
	2017	2016
Supplemental disclosures of cash flow information:
Cash paid for interest	$4,526	$3,735
Supplemental disclosures of non-cash investing and financing activities:
Acquisition of property, plant and equipment under accounts payable, accrued liabilities and notes payable	$(1,189)	$(521)
Financing of equipment	$138	$1,276
Financing of insurance premium under notes payable	$(191)	$(315)
Issuance of common stock for settlement of debt principal and interest payments	$3,233	$3,289
Issuance of convertible preferred stock upon conversion of debt	$40,204	$—
Issuance of common stock upon conversion of debt	$28,702	$8,638
Interest capitalized to debt	$1,745	$2,052
Non-cash investment in joint venture	$—	$600
Cancellation of debt and accrued interest on disposal of interest in affiliate	$—	$4,252

See the accompanying notes to the unaudited condensed consolidated financial statements.

Amyris, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

1. The Company

Amyris, Inc. (or the Company) is a leading industrial biotechnology company that is applying its technology platform to engineer, manufacture and sell high performance products into the Health and Nutrition, Personal Care and Performance Materials markets. The Company's proven technology platform enables the Company to rapidly engineer microbes and use them as catalysts to metabolize renewable, plant-sourced sugars into large volume, high-value ingredients. The Company's biotechnology platform and industrial fermentation process replace existing complex and expensive chemical manufacturing processes. The Company has successfully used its technology to develop and produce at commercial volumes five distinct molecules. The Company was incorporated in California on July 17, 2003 and reincorporated in Delaware on April 15, 2010.

The Company believes that industrial synthetic biology represents a third industrial revolution, bringing together biology and engineering to generate new, more sustainable materials to meet the growing global demand for bio-based replacements for petroleum, and animal- or plant-derived ingredients. The Company continues to build demand for its current portfolio of products through a sales network comprised of direct sales and distributors, and are engaged in collaborations across each of its three market focus areas to drive additional product sales and partnership opportunities. Via its partnership model, the Company's partners invest in the development of each molecule to bring it from the lab to commercial scale. The Company then captures long term revenue both through the production and sale of the molecule to its partners and through value sharing of the partners' product sales.

Liquidity

The Company expects to fund its operations for the foreseeable future with cash and investments currently on hand, with cash inflows from collaborations and grants, with cash contributions from product sales, and if needed, with new equity and debt financings. For the remainder of 2017 and 2018, the Company's planned working capital needs and its planned operating and capital expenditures are dependent on significant inflows of cash from new and existing collaboration partners and from cash generated from renewable product sales.

The Company has incurred significant operating losses since its inception and expects to continue to incur losses and negative cash flows from operations into 2018. As of June 30, 2017, the Company had negative working capital of $21.8 million, an accumulated deficit of $1.2 billion, and cash, cash equivalents and short term investments of $6.6 million. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that these financial statements are issued. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Our ability to continue as a going concern will depend, in large part, on our ability to achieve positive cash flows from operations during the next 12 months and extend existing debt maturities, which is uncertain. Our operating plan for the remainder of 2017 and 2018 contemplates a significant reduction in our net cash outflows, resulting from (i) revenue growth from sales of existing and new products with positive gross margins, (ii) reduced production costs as a result of manufacturing and technical developments, and (iii) cash inflows from collaborations.

If the Company is unable to continue as a going concern, it may be unable to meet its obligations under its existing debt facilities, which could result in an acceleration of its obligation to repay all amounts outstanding under those facilities, and it may be forced to liquidate its assets.

As of June 30, 2017, the Company's debt (including related party debt), net of deferred discount and issuance costs of $26.0 million, totaled $165.3 million, of which $13.3 million is classified as current. In addition to upcoming debt maturities, the Company's debt service obligations over the next twelve months are significant, including $11.2 million of anticipated cash interest payments.

Subsequent to June 30, 2017, the Company has issued additional common stock and convertible preferred stock for net proceeds of approximately $50 million; see Note 14, “Subsequent Events” for details regarding these financing transactions.

2. Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The consolidated financial statements include the results of wholly-owned and partially-owned subsidiaries in which the Company has a controlling interest with all significant intercompany accounts and transactions eliminated in consolidation.

Unaudited Interim Financial Information

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (or U.S. GAAP) for interim financial information and Article 10 of Regulation S-X issued by the U.S. Securities and Exchange Commission (or the SEC). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, the interim financial information reflects all adjustments consisting only of items of a normal recurring nature, necessary for a fair presentation of the Company’s financial position at June 30, 2017, the results of operations and comprehensive loss for the three and six months ended June 30, 2017 and 2016, the cash flows and changes in stockholders’ deficit for the six months ended June 30, 2017 and 2016. The consolidated balance sheet at December 31, 2016 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. This Form 10-Q should be read in conjunction with the consolidated financial statements and accompanying notes contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

Reverse Stock Split

On June 5, 2017, the Company effected a 1 for 15 reverse stock split of the Company’s common stock, par value $0.0001 per share, as well as a reduction in the total number of authorized shares of common stock from 500,000,000 to 250,000,000. The par value of the common stock was not adjusted as a result of the stock split. Unless otherwise noted, all common stock share quantities and per-share amounts for all periods presented in the financial statements and notes thereto have been retroactively adjusted for the stock split as if such stock split had occurred on the first day of the first period presented. Certain amounts in the notes to the financial statements may be slightly different from previously reported due to rounding of fractional shares as a result of the reverse stock split.

The par value, number of shares outstanding and number of authorized shares of preferred stock were not adjusted as a result of the reverse stock split.

Use of Estimates

The preparation of the financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the periods reported. Actual results could differ from these estimates, and such differences may be material to the financial statements.

The accompanying interim condensed consolidated financial statements and related disclosures are unaudited, have been prepared on the same basis as the annual consolidated financial statements, except for the impact of adoption of certain accounting standards as described below, and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for a fair statement of the results of operations for the periods presented. In the six months ended June 30, 2017 the Company adopted these Accounting Standards Updates (ASUs):

•	ASU 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory
•	ASU 2016-06, Derivatives and Hedging (Topic 815): Contingent Put and Call Options in Debt Instruments
•	ASU 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting

None of the ASUs adopted had a material impact on the Company’s condensed consolidated financial statements.

Recent Accounting Pronouncements

Revenue Recognition In May 2014, the Financial Accounting Standards Board (FASB) issued ASU 2014-09, which creates ASC Topic 606, Revenue from Contracts with Customers and supersedes ASC Topic 605, Revenue Recognition. The new standard, which along with amendments issued in 2015 and 2016, will supersede nearly all current U.S. GAAP guidance on this topic and will eliminate industry-specific guidance. The underlying principle is to recognize revenue when promised goods or services are transferred to customers, in an amount that reflects the consideration that is expected to be received for those goods or services. This accounting standard update, as amended, will be effective for the Company beginning in the first quarter of fiscal 2018. The new revenue standard may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized in retained earnings as of the date of adoption ("modified retrospective basis"). The Company plans to adopt this accounting standard update in the first quarter of fiscal 2018. The Company is in the process of reviewing its revenue arrangements and the anticipated effect the new standard will have on the consolidated financial statements, accounting policies, processes and system requirements. The timing of revenue recognition may change in amounts that have not yet been determined. In addition, the Company expects additional revenue-related disclosures.

Financial Instruments In January 2016, the FASB issued ASU 2016-01, Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, which changes the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. The accounting standard update will be effective for the Company beginning in the first quarter of fiscal 2018. The Company expects ASU 2016-01 to impact the extent of its disclosures of financial instruments, particularly in relation to fair value disclosures, but otherwise does not expect this accounting standard update to significantly impact the Consolidated Financial Statements.

Leases In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), with fundamental changes as to how entities account for leases. Lessees will need to recognize a right-of-use asset and a lease liability for virtually all of their leases (other than leases that meet the definition of a short-term lease). The liability will be equal to the present value of lease payments. The asset will be based on the liability, subject to adjustment, such as for initial direct costs. Additional disclosures for leases will also be required. The accounting standard update will be effective for the Company beginning in the first quarter of fiscal 2019 using a modified retrospective approach, which requires lessees and lessors to recognize and measure leases at the beginning of the earliest period presented. The Company is in the initial stages of evaluating the impact of the new standard on its accounting policies, processes and system requirements.

Credit Losses of Financial Instruments In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires measurement and recognition of expected credit losses for financial assets held based on historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. ASU 2016-13 replaces the existing incurred loss impairment model with an expected loss methodology, which will result in more timely recognition of credit losses. The accounting standard update will be effective for the Company beginning in the first quarter of fiscal 2020 on a modified retrospective basis. The Company is in the initial stages of evaluating the impact of the new standard on its accounting policies and processes.

Classification of Cash Flow Elements In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which affects the classification of certain cash receipts and cash payments on the statement of cash flows. The accounting standard update will be effective for the Company beginning in the first quarter of fiscal 2018 on a retrospective basis. The Company is currently evaluating the impact of this accounting standard update on its Consolidated Statements of Cash Flows.

Restricted Cash in Statement of Cash Flows In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230)-Restricted Cash, which requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The accounting standard update will be effective for the Company beginning in the first quarter of fiscal 2018 using a retrospective transition method to each period presented. Upon adoption, ASU 2016-18 will result in a change in the presentation of restricted cash in the statement of cash flows.

Derecognition of Nonfinancial Assets In February 2017, the FASB issued ASU 2017-05, Other Income—Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets, which requires entities to apply certain recognition and measurement principles in ASC 606 when they derecognize nonfinancial assets and in substance nonfinancial assets, and the counterparty is not a customer. The guidance applies to the Company's: (1) contracts to transfer to a noncustomer a nonfinancial asset or group of nonfinancial assets, or an ownership interest in a consolidated subsidiary that is not a business or nonprofit activity; and (2) contributions of nonfinancial assets that are not a business to a joint venture or other noncontrolled investee. The accounting standard update will be effective for the Company beginning in the first quarter of fiscal 2018 on either a full or modified retrospective basis. The Company is currently evaluating the impact of this accounting standard update on its Consolidated Financial Statements.

When Changes to Share-based Payment Awards Must Be Accounted for as Modifications In May 2017, the FASB issued ASU 2017-09, Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting, which clarifies when changes to the terms or conditions of a share-based payment award must be accounted for as modifications. The accounting standard update will allow companies to make certain changes to awards without accounting for them as modifications. It does not change the accounting for modifications. The accounting standard update will be effective for the Company beginning in the first quarter of fiscal 2018 on a prospective basis. The Company is currently evaluating the impact of this accounting standard update on its Consolidated Financial Statements.

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

There were no transfers between the levels, and as of June 30, 2017, the Company’s financial assets and financial liabilities at fair value were classified within the fair value hierarchy as follows (in thousands):

	Level 1	Level 2	Level 3	Balance as of June 30, 2017
Financial Assets
Money market funds	$5,078	$—	$—	$5,078
Certificates of deposit	5,371	—	—	5,371
Total financial assets	$10,449	$—	$—	$10,449
Financial Liabilities
Compound embedded derivative liability	$—	$—	$56,222	$56,222
Currency interest rate swap derivative liability	—	—	2,384	2,384
Total financial liabilities	$—	$—	$58,606	$58,606

As of December 31, 2016, the Company’s financial assets and financial liabilities at fair value were classified within the fair value hierarchy as follows (in thousands):

	Level 1	Level 2	Level 3	Balance as of December 31, 2016
Financial Assets
Money market funds	$1,549	$—	$—	$1,549
Certificates of deposit	1,373	—	—	1,373
Total financial assets	$2,922	$—	$—	$2,922
Financial Liabilities
Compound embedded derivative liability	$—	$—	$4,135	$4,135
Currency interest rate swap derivative liability	—	—	3,343	3,343
Total financial liabilities	$—	$—	$7,478	$7,478

The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires management to make judgments and consider factors specific to the asset or liability. The fair values of money market funds and certificates of deposit are based on fair values of identical assets. The fair values of the currency interest rate swaps are based on the present value of expected future cash flows and assumptions about current interest rates and the Company's creditworthiness. The method of determining the fair value of the compound embedded derivative liabilities is described subsequently in this note. Market risk associated with the fixed and variable rate long-term loans payable, credit facilities and convertible notes relates to the potential reduction in fair value and negative impact to future earnings, from an increase in interest rates. Market risk associated with the compound embedded derivative liabilities relates to the potential reduction in fair value and negative impact to future earnings from a decrease in interest rates.

The carrying amounts of certain financial instruments, such as cash equivalents, accounts receivable, accounts payable and accrued liabilities, approximate fair value due to their relatively short maturities and low market interest rates, if applicable. Loans payable, credit facilities and convertible notes were recorded at carrying value, which was representative of fair value at the date of acquisition. The Company estimates the fair value of loans payable and credit facilities using market observable inputs (Level 2) and estimates the fair value of convertible notes based on rates currently offered for instruments with similar maturities and terms (Level 3). The loans payable, credit facilities and convertible notes at June 30, 2017 were $16.6 million, $49.8 million and $99.0 million, respectively. The fair value of the loans payable, credit facilities and convertible notes at June 30, 2017 were $13.4 million, $32.6 million and $95.8 million, respectively.

The following table provides a reconciliation of the beginning and ending balances for the compound embedded derivative liabilities measured at fair value using significant unobservable inputs (Level 3) (in thousands):

2017
Balance at January 1	$4,135
Gain from change in fair value of derivative liabilities (in statements of operations)	(32,210)
Additions	93,675
Derecognition on extinguishment or conversion	(9,378)
Balance at June 30	$56,222

The compound embedded derivative liabilities represent the fair value of the equity cash warrants, conversion options and "make-whole" provisions of the May 2017 Purchase Agreement (as defined below), as well as the down round conversion price adjustment or conversion rate adjustment provisions of the May 2017 Purchase Agreement (as defined below), R&D Notes, the Temasek Funding Warrants, the Tranche I Notes, the Tranche II Notes, the 2014 144A Notes and the 2015 144A Notes (see Note 5, “Debt and Mezzanine Equity”). As of June 30, 2017 and December 31, 2016, included in "Derivative Liabilities" on the condensed consolidated balance sheets are compound embedded derivative liabilities of $56.2 million and $4.1 million, respectively.

The market-based assumptions and estimates used in applying a Monte Carlo simulation approach and Black-Scholes-Merton option value approach for valuing the compound embedded derivative liabilities include amounts in the following ranges/amounts:

	June 30, 2017			May 11, 2017			December 31, 2016
Risk-free interest rate	1.29%	-	1.93%		1.93%		0.55%	-	1.31%
Risk-adjusted yields	4.50%	-	28.93%		—		12.80%	-	22.93%
Stock-price volatility	45%	-	80%		80%			45%
Probability of change in control		5%			5%			5%
Stock price		$3.18			$4.95			$0.73
Credit spread	3.15%	-	27.57%		—		11.59%	-	21.64%
Estimated conversion dates	2017	-	2022	2017	-	2022	2017	-	2019

Changes in valuation assumptions can have a significant impact on the valuation of the embedded derivative liabilities. For example, all other things being equal, a decrease/increase in the Company’s stock price, probability of change of control, credit spread, term to maturity/conversion or stock price volatility decreases/increases the valuation of the liabilities, whereas a decrease/increase in risk adjusted yields or risk-free interest rates increases/decreases the valuation of the liabilities. Certain of the Convertible Notes also include conversion price adjustment features whereby, for example, issuances of equity or equity-linked securities by the Company at prices lower than the conversion price then in effect for such notes result in a reset or adjustment of the conversion price of such notes, which increases the value of the embedded derivative liabilities. See Note 5, "Debt and Mezzanine Equity" for further details of conversion price adjustment features.

On April 21, 2017, the Company received 850,115 unregistered shares of SweeGen common stock in satisfaction of Blue California’s payment obligation under the Intellectual Property License and Strain Access Agreement. The Company obtained an independent valuation of the shares which established a historical cost of $3.2 million. The appraisal assumed, discounted cash flows at 40%, risk free interest rate of 0.92%, zero dividends and equity volatility of 45%.

In June 2012, the Company entered into a loan agreement with Banco Pine S.A. ("Banco Pine") under which Banco Pine provided the Company with a loan ( the "Banco Pine Bridge Loan") (see Note 5, "Debt and Mezzanine Equity"). At the time of the Banco Pine Bridge Loan, the Company also entered into a currency interest rate swap arrangement with Banco Pine with respect to the repayment of R$22.0 million (US$6.7 million based on the exchange rate as of June 30, 2017) of the Banco Pine Bridge Loan. The swap arrangement exchanges the principal and interest payments under the Banco Pine Bridge Loan for alternative principal and interest payments that are subject to adjustment based on fluctuations in the foreign exchange rate between the U.S. dollar and Brazilian real. The swap has a fixed interest rate of 3.94%.

Changes in the fair value of the compound embedded derivative liabilities are recognized in “Gain from change in fair value of derivative instruments" in the condensed consolidated statements of operations are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Type of Derivative Contract	2017	2016	2017	2016
Compound embedded derivative liabilities	$35,814	$19,659	$36,315	$40,492
Currency interest rate swaps	(39)	1,275	1,799	2,120
Total gain from change in fair value of derivative instruments	$35,775	$20,934	$38,114	$42,612

4. Balance Sheet Components

Inventories

Inventories are stated at the lower of cost or net realizable value and are comprised of the following (in thousands):

	June 30, 2017	December 31, 2016
Raw materials	$2,937	$3,159
Work-in-process	1,379	1,848
Finished goods	1,413	1,206
Inventories	$5,729	$6,213

Property, Plant and Equipment, net

Property, plant and equipment, net is comprised of the following (in thousands):

	June 30, 2017	December 31, 2016
Machinery and equipment	$84,785	$82,688
Leasehold improvements	38,770	38,785
Computers and software	9,619	9,585
Buildings	4,630	4,699
Furniture and office equipment	2,324	2,333
Vehicles	133	164
Land	460	460
Construction in progress	367	2,216
	141,088	140,930
Less: accumulated depreciation and amortization	(91,785)	(87,195)
Property, plant and equipment, net	$49,303	$53,735

Property, plant and equipment, net includes $3.4 million and $3.1 million of machinery and equipment under capital leases as of June 30, 2017 and December 31, 2016, respectively. Accumulated amortization of assets under capital leases totaled $0.3 million and $0.6 million as of June 30, 2017 and December 31, 2016, respectively.

Depreciation and amortization expense, including amortization of assets under capital leases was $2.7 million and $2.8 million for the three months ended June 30, 2017 and 2016, respectively, and $5.4 million and $5.7 million for the six months ended June 30, 2017 and 2016, respectively.

Other Assets (noncurrent)

Other assets are comprised of the following (in thousands):

	June 30, 2017	December 31, 2016
Recoverable taxes from Brazilian government entities	$15,443	$13,723
Cost-method investment	3,233	—
Deposits on property and equipment, including taxes	909	291
Other	1,198	1,450
Total other assets	$20,783	$15,464

Accrued and Other Current Liabilities

Accrued and other current liabilities are comprised of the following (in thousands):

	June 30, 2017	December 31, 2016
Withholding tax related to conversion of related party notes	$1,370	$1,370
Professional services	5,943	6,876
SMA relocation accrual	3,587	3,641
Accrued interest	4,133	4,847
Tax-related liabilities	2,741	2,610
Accrued vacation	2,274	2,034
Payroll and related expenses	3,512	4,310
Deferred rent, current portion	1,122	1,111
Contractual obligations to contract manufacturers	2,698	—
Other	1,895	2,389
Total accrued and other current liabilities	$29,275	$29,188

5. Debt and Mezzanine Equity

Debt and mezzanine equity are comprised of the following (in thousands):

	June 30, 2017	December 31, 2016
Senior secured loan facility	$27,999	$27,658
BNDES credit facility	577	1,172
FINEP credit facility	534	696
Guanfu credit facility	20,645	19,564
Total credit facilities	49,755	49,090
Convertible notes	54,471	78,981
Loans payable	14,592	26,527
Related party convertible notes	44,499	42,754
Related party loan payable	2,000	29,691
Total debt	165,317	227,043
Less: current portion	(13,285)	(59,155)
Long-term debt, net of current portion	$152,032	$167,888

Mezzanine equity
Contingently redeemable common stock	$5,000	$5,000
Convertible preferred stock	$12,830	$—

Senior Secured Loan Facility

In March 2014, the Company entered into a Loan and Security Agreement (or the LSA) with Hercules Technology Growth Capital, Inc. (or Hercules) to make available to Amyris a secured loan facility (or the Senior Secured Loan Facility) in an initial aggregate principal amount of up to $25.0 million. The LSA was subsequently amended in June 2014, March 2015 and November 2015 to extend additional credit facilities to the Company in an aggregate amount of up to $30,960,000, of which $15,960,000 was drawn by the Company, extend the maturity date of the loans, and remove, add and/or modify certain covenants and agreements under the LSA. In connection with such amendments, the Company paid aggregate fees of $1,450,000 to Hercules.

In June 2016, the Company was notified by Hercules that it had transferred and assigned its rights and obligations under the Senior Secured Loan Facility to Stegodon Corporation (or Stegodon), an affiliate of Ginkgo Bioworks, Inc. (or Ginkgo), and in connection with the execution by the Company and Ginkgo of an initial strategic partnership agreement, the Company received a deferment from Stegodon of all scheduled principal repayments under the Senior Secured Loan Facility, as well as a waiver of the Minimum Cash Covenant as defined in the LSA. Refer to Note 8, “Significant Agreements” for additional details. In October 2016, in connection with the execution by the Company and Ginkgo of a definitive collaboration agreement (or the Ginkgo Collaboration Agreement), the Company and Stegodon entered into a fourth amendment of the LSA, pursuant to which the parties agreed to (i) extend the maturity date of the Senior Secured Loan Facility, subject to the Company extending the maturity of certain of its other outstanding indebtedness (or the Extension Condition), (ii) make the Senior Secured Loan Facility interest-only until maturity, subject to the requirement that the Company apply certain monies received by it under the Ginkgo Collaboration Agreement to repay the amounts outstanding under the Senior Secured Loan Facility, up to a maximum amount of $1 million per month and (iii) waive the Minimum Cash Covenant until the maturity date of the Senior Secured Loan Facility. On January 11, 2017, the maturity date of the Senior Secured Loan Facility was extended to October 15, 2018 due to the Extension Condition being met as a result of the Fidelity Exchange (as defined below). See below under “Fidelity” for additional details. This modification of the Senior Secured Loan Facility was accounted for as a troubled debt restructuring with the future undiscounted cash flows being greater than the carrying value of the debt prior to extension. No gain was recorded and a new effective interest rate was established based on the carrying value of the debt and the revised cash flows. In addition, in January 2017, in connection with Stegodon granting certain waivers of the debt and transfer covenants under the LSA, the Company and Stegodon entered into a fifth amendment of the LSA, pursuant to which the Company agreed to apply additional monies received by it under the Ginkgo Collaboration Agreement towards repayment of the outstanding loans under the Senior Secured Loan Facility, up to a maximum amount of $3 million.

As of June 30, 2017, $27.8 million was outstanding under the Senior Secured Loan Facility, net of deferred discount and issuance costs of $0.6 million. The Senior Secured Loan Facility is secured by liens on the Company's assets, including on certain Company intellectual property. The Senior Secured Loan Facility includes customary events of default, including failure to pay amounts due, breaches of covenants and warranties, material adverse effect events, certain cross defaults and judgments, and insolvency. If an event of default occurs, Stegodon may require immediate repayment of all amounts outstanding under the Senior Secured Loan Facility.

FINEP Credit Facility

As of June 30, 2017 and December 31, 2016, the total outstanding loan balance under the credit facility with Financiadora de Estudos e Projetos (or the FINEP Credit Facility) was R$1.8 million (US$0.5 million) and R$2.3 million (US$0.7 million), respectively. The Company entered into the FINEP Credit Facility to finance a research and development project on sugarcane-based biodiesel, which is guaranteed by a chattel mortgage on certain equipment of the Company. The Company's total acquisition cost for the equipment under this guarantee is R$6.0 million (US$1.8 million based on the exchange rate as of June 30, 2017).

Guanfu Credit Facility

On October 26, 2016, the Company and Guanfu Holding Co., Ltd. (or, together with its subsidiaries, Guanfu), an existing commercial partner of the Company, entered into a credit agreement (or the Guanfu Credit Agreement) to make available to the Company an unsecured credit facility (or the Guanfu Credit Facility) with an aggregate principal amount of up to $25.0 million, which the Company could borrow from time to time in up to three closings. Upon the effectiveness of the Guanfu Credit Agreement in November 2016, the Company granted to Guanfu the global exclusive purchase right with respect to the Company products subject to the parties’ pre-existing commercial relationship. On December 31, 2016, the Company borrowed the full amount under the Guanfu Credit Facility and issued to Guanfu a note in the principal amount of $25.0 million (or the Guanfu Note). The Guanfu Note has a term of five years and is accruing interest at a rate of 10% per annum, payable quarterly beginning March 31, 2017. The Company may, at its option, repay the Guanfu Note before its maturity date, in whole or in part, at a price equal to 100% of the amount being repaid plus accrued and unpaid interest on such amount to the date of repayment.

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

Convertible Notes

Fidelity

In February 2012, the Company sold $25.0 million in aggregate principal amount of 3% senior unsecured convertible promissory notes with a March 1, 2017 maturity date and an initial conversion price equal to $106.023 per share of the Company's common stock (or the Fidelity Notes) in a private placement pursuant to a securities purchase agreement between the Company and certain investment funds affiliated with FMR LLC (or the Fidelity Securities Purchase Agreement). In October 2015, the Company issued and sold $57.6 million of convertible senior notes (as described below under “2015 Rule 144A Convertible Note Offering”) and used $8.8 million of the proceeds therefrom to repurchase $9.7 million aggregate principal amount of outstanding Fidelity Notes. On December 28, 2016, the Company entered into an Exchange Agreement (or the Fidelity Exchange Agreement) with the holders of the outstanding Fidelity Notes pursuant to which the Company and the holders agreed to exchange (or the Fidelity Exchange) all outstanding Fidelity Notes, together with accrued and unpaid interest thereon, for $19.1 million in aggregate principal amount of additional 2015 144A Notes (as defined below), representing an exchange ratio of approximately 1:1.25 (i.e., each $1.00 of Fidelity Notes was exchanged for approximately $1.25 of additional 2015 144A Notes), in a private exchange exempt from registration under the Securities Act of 1933, as amended (or the Securities Act). The closing of the Fidelity Exchange occurred on January 11, 2017. At the closing, the Company issued $19.1 million in aggregate principal amount of its 2015 144A Notes to the holders in exchange for the cancellation of the outstanding Fidelity Notes. The Company did not receive any cash proceeds from the Fidelity Exchange. The exchange has been accounted for as an extinguishment of the Fidelity Notes and issuance of the additional 2015 144A Notes. A gain of $0.1 million was recognized in the first quarter to recognize the deficit of the fair value of the additional 2015 144A Notes (including related embedded derivatives) compared to the carrying value of the Fidelity Notes at the time of extinguishment. Pursuant to the Fidelity Exchange Agreement, upon the closing of the Fidelity Exchange, the Fidelity Securities Purchase Agreement terminated. In addition, upon the closing of the Fidelity Exchange, in accordance with the terms of the fourth amendment to the LSA, the maturity date of all outstanding loans under the LSA was extended to October 15, 2018. See above under “Senior Secured Loan Facility” for details regarding the fourth amendment to the LSA.

2014 Rule 144A Convertible Note Offering

In May 2014, the Company sold $75.0 million aggregate in principal amount of 6.50% Convertible Senior Notes due 2019 (or the 2014 144A Notes) to certain qualified institutional buyers in a private placement. The net proceeds from the offering were $72.0 million after payment of the initial purchaser’s discounts and offering expenses. Certain of the Company's affiliated entities purchased $24.7 million in aggregate principal amount of 2014 144A Notes (described further below under "Related Party Convertible Notes"), including $9.7 million by Total in the form of cancellation of existing indebtedness. In October 2015, the Company issued $57.6 million of convertible senior notes (as described below under “2015 Rule 144A Convertible Note Offering”) and used $18.3 million of the net proceeds therefrom to repurchase $22.9 million aggregate principal amount of outstanding 2014 144A Notes. The 2014 144A Notes bear interest at a rate of 6.50% per year, payable semiannually in arrears on May 15 and November 15 of each year. The 2014 144A Notes mature on May 15, 2019, unless earlier converted or repurchased. The 2014 144A Notes are convertible into shares of the Company's common stock at a conversion rate of 17.8073 shares of common stock per $1,000 principal amount of 2014 144A Notes (subject to adjustment in certain circumstances), representing an effective initial conversion price of approximately $56.16 per share of common stock. Refer to the “Exchange” and “Maturity Treatment Agreement” sections of this Note 5, "Debt and Mezzanine Equity" for details of the impact of the Maturity Treatment and Exchange Agreements on the 2014 144A Notes.

2015 Rule 144A Convertible Note Offering

In October 2015, the Company sold $57.6 million aggregate principal amount of 9.50% Convertible Senior Notes due 2019 (or the 2015 144A Notes) to certain qualified institutional buyers in a private placement. The net proceeds from the offering of the 2015 144A Notes were $54.4 million after payment of the offering expenses and placement agent fees. The Company used $18.3 million of the net proceeds to repurchase $22.9 million aggregate principal amount of outstanding 2014 144A Notes and $8.8 million to repurchase $9.7 million aggregate principal amount of outstanding Fidelity Notes, in each case held by purchasers of the 2015 144A Notes. The 2015 144A Notes bear interest at a rate of 9.50% per year, payable semiannually in arrears on April 15 and October 15 of each year. Interest on the 2015 144A Notes is payable, at the Company’s option, entirely in cash or entirely in common stock. The Company elected to make the April 15, 2016 interest payment in shares of common stock, the October 15, 2016 interest payment in cash and the April 15, 2017 interest payment in shares of common stock. The 2015 144A Notes will mature on April 15, 2019 unless earlier converted or repurchased.

The 2015 144A Notes are convertible into shares of the Company's common stock at a conversion rate of 48.3395 shares of Common Stock per $1,000 principal amount of 2015 144A Notes as of June 6, 2017, representing an effective conversion price of approximately $20.69 per share of common stock. Upon conversion, noteholders are entitled to receive a payment equal to the present value of the remaining scheduled payments of interest on the 2015 144A Notes being converted through maturity (April 15, 2019), computed using a discount rate of 0.75%. The Company may make such payment (the “Early Conversion Payment”) either in cash or in common stock, at its election subject to certain conditions, with the stock valued at 92.5% of the simple average of the daily volume-weighted average price per share for the 10 trading days ending on and including the trading day immediately preceding the conversion date. Through June 30, 2017, the Company has elected to make each Early Conversion Payment in shares of common stock. In January 2017, the Company issued an additional $19.1 million in aggregate principal amount of 2015 144A Notes (or the Additional 2015 144A Notes) in exchange for the cancellation of $15.3 million in aggregate principal amount of outstanding Fidelity Notes. Unless and until the Company obtains stockholder approval to issue a number of shares of the Company’s common Stock in excess of the Additional 2015 144A Notes Exchange Cap (as defined below), holders of the Additional 2015 144A Notes will not have the right to receive shares of the Company’s common stock upon conversion of the Additional 2015 144A Notes, and the Company will not have the right to issue shares of common stock as payment of interest on the Additional 2015 144A Notes, including any Early Conversion Payment, if the aggregate number of shares issued with respect to the Additional 2015 144A Notes (and any other transaction aggregated for such purpose) after giving effect to such conversion or payment, as applicable, would exceed 19.99% of the number of shares of the Company’s common stock outstanding as of December 28, 2016 (or the Additional 2015 144A Notes Exchange Cap). The Company will pay cash in lieu of any shares that would otherwise be deliverable in excess of the Additional 2015 144A Notes Exchange Cap.

May 2016 Convertible Note Offering

In May 2016, the Company entered into a securities purchase agreement (or the May 2016 Purchase Agreement) between the Company and a private investor relating to the sale of up to $15.0 million aggregate principal amount of convertible notes (or the May 2016 Convertible Notes).

Pursuant to the May 2016 Purchase Agreement, the full amount of the May 2016 Convertible Notes was issued in three separate closing in May 2016, September, 2016 and October 2016 for net proceeds of $14.9 million.

The May 2016 Convertible Notes were fully repaid in October 2016.

December 2016 and April 2017 Convertible Note Offerings

On December 1, 2016, the Company entered into a securities purchase agreement (or the December 2016 Purchase Agreement) with a private investor (or the Purchaser) and issued and sold a convertible note in principal amount $10.0 million (or the December 2016 Convertible Note) to the Purchaser, resulting in net proceeds to the Company of $9.9 million. The December 2016 Convertible Note was fully repaid in May 2017.

On April 13, 2017, the Company entered into a securities purchase agreement (or the April 2017 Purchase Agreement) with the Purchaser relating to the sale of up to an additional $15.0 million aggregate principal amount of convertible notes (or the April 2017 Convertible Notes). The April 2017 Purchase Agreement provides the Purchaser with a right of first refusal with respect to any variable rate transaction, subject to certain exceptions, on the same terms and conditions as are offered to a third-party purchaser for as long as the Purchaser holds any April 2017 Convertible Notes or shares of common stock underlying the April 2017 Convertible Notes.

On April 17, 2017, the Company issued and sold an April 2017 Convertible Note in the principal amount of $7.0 million (or the $7 Million Note) to the Purchaser, for proceeds to the Company of $6.9 million. The $7 Million Note was fully repaid in May 2017.

On May 2, 2017, in connection with the Purchaser agreeing to extend the time period for certain obligations of the Company under the April 2017 Purchase Agreement, the Company and the Purchaser entered into an Amendment Agreement (or the Amendment Agreement) with respect to the December 2016 Purchase Agreement, the April 2017 Purchase Agreement, the December 2016 Convertible Note and the April 2017 Convertible Notes (or the Amended Notes), pursuant to which the Company and the Purchaser agreed, among other things, to amend the December 2016 Convertible Note and the April 2017 Convertible Notes to (i) reduce the price at which the Company may pay monthly installments under the Amended Notes in shares of common stock from a 10% discount to a market-based price to a 20% discount to a market-based price and (ii) reduce the price floor related to any such payment from 80% of, in the case of the December 2016 Convertible Note, the volume-weighted average price per share (or VWAP) of the Company’s common stock on the trading day immediately preceding the applicable installment date and, in the case of the April 2017 Convertible Notes, the arithmetic average of the VWAP of the Company’s common stock for the five trading days immediately preceding the applicable installment date, to 70% of the arithmetic average of the VWAP of the Company’s common stock for the five trading days immediately preceding the applicable installment date.

On June 30, 2017, the Company issued and sold an Amended Note under the April 2017 Purchase Agreement in the principal amount of $3.0 million (or the $3 Million Note) to the Purchaser, for proceeds to the Company of $3.0 million. In connection with the issuance and sale of the $3 Million Note, the Company and the Purchaser entered into a letter agreement, pursuant to which, among other things, the Purchaser has the right to cause the Company to redeem all of the outstanding principal amount of the $3 Million Note in cash in accordance with the redemption provisions set forth in the $3 Million Note, as described below, upon the written request of the Purchaser within 10 days after the Company publicly announces the closing of the Second Tranche Funding (as defined below). See Note 14, “Subsequent Events”, for more details.

The Amended Notes are general unsecured obligations of the Company. Unless earlier converted or redeemed, the Amended Notes will mature on or about the 18-month anniversary of their respective issuance, subject to the rights of the holders to extend the maturity date in certain circumstances.

The Amended Notes are payable in monthly installments, in either cash at 118% of such installment amount or, at the Company’s option, subject to the satisfaction of certain equity conditions, shares of common stock at a discount to the then-current market price, subject to a price floor, as described above. In addition, in the event that the Company elects to pay all or any portion of a monthly installment in common stock, the holders of the Amended Notes have the right to require that the Company repay in common stock an additional amount of the Amended Notes not to exceed 50% of the cumulative sum of the aggregate amounts by which the dollar-weighted trading volume of the common stock for all trading days during the applicable installment period exceeds $200,000.

The Amended Notes contain customary terms and covenants, including certain events of default after which the holders may require the Company to redeem all or any portion of their Amended Notes in cash at a price equal to the greater of (i) 118% of the amount being redeemed and (ii) the intrinsic value of the shares of common stock issuable upon an installment payment of the amount being redeemed in shares.

In the event of a Fundamental Transaction (as defined in the Amended Notes), holders of the Amended Notes may require the Company to redeem all or any portion of their Amended Notes at a price equal to the greater of (i) 118% of the amount being redeemed and (ii) the intrinsic value of the shares of common stock issuable upon an installment payment of the amount being redeemed in shares.

The Company has the right to redeem the Amended Notes for cash, in whole, at any time, or in part, from time to time, at a redemption price equal to 118% of the principal amount of the Amended Notes to be redeemed.

The Amended Notes are convertible from time to time, at the election of the holders, into shares of common stock at an conversion price of $28.50 per share.

Notwithstanding the foregoing, the holders will not have the right to convert any portion of an Amended Note, and the Company will not have the option to pay any amount in shares of common stock, if (a) the holder, together with its affiliates, would beneficially own in excess of 4.99% (or such other percentage as determined by the holder and notified to the Company in writing, not to exceed 9.99%, provided that any increase of such percentage will not be effective until 61 days after notice thereof) of the number of shares of common stock outstanding immediately after giving effect to such conversion or payment, as applicable, or (b) the aggregate number of shares issued with respect to the Amended Notes (and any other transaction aggregated for such purpose) after giving effect to such conversion or payment, as applicable, would exceed 3,792,779 shares of common stock (or the Amended Notes Exchange Cap). In the event that the Company is prohibited from issuing any shares of common stock under the Amended Notes as a result of the Amended Notes Exchange Cap, the Company will pay cash in lieu of any shares that would otherwise be deliverable in excess of the Amended Notes Exchange Cap. In addition, pursuant to the April 2017 Purchase Agreement, in the event that the aggregate number of shares of common stock issuable with respect to the April 2017 Convertible Notes (and any other transaction aggregated for such purpose) would equal or exceed 218,817 of shares of common stock, the Company will be required to take all actions necessary for, and use its reasonable best efforts to solicit and obtain, stockholder approval for the issuance of shares of common stock in excess of the Amended Notes Exchange Cap.

For as long as they hold Amended Notes or shares of common stock issued under the Amended Notes, the holders may not sell any shares of common stock at a price less than $15.75 per share; provided, that with respect to any shares of common stock issued under the Amended Notes at a price less than $15.00, the holders may sell such shares at a price not less than the price floor applicable to the installment period with respect to which such shares were issued.

As of June 30, 2017, the balance of the Amended Notes was $19.1 million. At December 31, 2016, the balance of the December 2016 Convertible Note was $9.9 million.

See Note 14, “Subsequent Events”, for details regarding financing transactions completed subsequent to June 30, 2017.

Related Party Convertible Notes

Total R&D Convertible Notes

In July 2012 and December 2013, the Company entered into a series of agreements (or the Total Fuel Agreements) with an affiliate of Total S.A. (or, together with its affiliates, Total) to, among other things, establish (i) a research and development program and (ii) a convertible debt structure for the collaboration funding for the program from Total. The purchase agreement for the notes related to the collaboration funding from Total provided for the purchase and sale of an aggregate of $105.0 million of 1.5% Senior Convertible Notes due March 2017 (or the R&D Notes), which by January 2015 had been fully funded by Total.

In July 2015, Total exchanged all but $5.0 million of the R&D Notes then held by Total, such canceled notes having an aggregate principal amount of $70 million, in exchange for approximately 2.0 million shares of the Company’s common stock in connection with the Exchange. Refer to the “Exchange” section of this Note 5, "Debt and Mezzanine Equity", for additional details of the impact of the Exchange on the R&D Notes.

In March 2016, in connection with the restructuring of Total Amyris BioSolutions B.V. (or TAB), the fuels joint venture between the Company and Total, the Company sold to Total one half of the Company’s ownership stake in TAB (giving Total an aggregate ownership stake of 75% of TAB and giving the Company an aggregate ownership stake of 25% of TAB) in exchange for Total canceling (i) $1.3 million of the remaining R&D Notes, plus all paid-in-kind and accrued interest under all outstanding R&D Notes ($2.8 million, including all such interest that was outstanding as of July 29, 2015) and (ii) a note in the principal amount of Euro 50,000, plus accrued interest, issued to Total in connection with the original capitalization of TAB, and in connection therewith, Total surrendered to the Company the remaining R&D Note of $5.0 million in principal amount, and the Company executed and delivered to Total a new R&D Note in the principal amount of $3.7 million (or the Remaining R&D Note), with substantially similar terms and conditions to the previous R&D Notes other than it is unsecured and its payment terms are severed from TAB’s business performance. The disposal of the 25% ownership stake in TAB resulted in a gain to the Company of $4.2 million, which was recognized as a capital contribution from Total within equity.

As of June 30, 2017 and December 31, 2016, $3.7 million and $3.7 million, respectively, of the Remaining R&D Note were outstanding.

In February 2017, the Company and Total amended the Remaining R&D Note to extend the maturity of the Remaining R&D Note from March 1, 2017 to May 15, 2017. Subsequently, in May 2017, the Company and Total entered into a second amendment of the Remaining R&D Note, pursuant to which the parties agreed (i) to extend the maturity date of the Remaining R&D Note from May 15, 2017 to March 31, 2018, (ii) to increase the interest rate on the amounts outstanding under the Remaining R&D Note from 1.5% to 12.0%, beginning May 16, 2017, together with a corresponding increase to the default interest rate, and (iii) that accrued and unpaid interest on the amounts outstanding under the Remaining R&D Note will be payable on December 31, 2017 and the maturity date. The Remaining R&D Note is convertible into the Company’s common stock, at a conversion price of $46.20 per share, (i) within 10 trading days prior to maturity, (ii) on a change of control of the Company, and (iii) on a default by the Company. The conversion price of the Remaining R&D Note is subject to adjustment for proportional adjustments to outstanding common stock and under anti-dilution provisions in case of certain dividends and distributions.

August 2013 Financing Convertible Notes

In August 2013, the Company entered into a Securities Purchase Agreement (or the August 2013 SPA) with Total and Maxwell (Mauritius) Pte Ltd (or Temasek) to sell up to $73.0 million in convertible promissory notes in private placements (or the August 2013 Financing), with such notes to be sold and issued over a period of up to 24 months from the date of signing.

In October 2013, the Company sold and issued a senior secured promissory note to Temasek (or the Temasek Bridge Note) in exchange for a bridge loan of $35.0 million due on February 2, 2014 at an interest rate of 5.5% quarterly. The Temasek Bridge Note was canceled on October 16, 2013 as payment for Temasek’s purchase of Tranche I Notes in the first tranche of the August 2013 Financing, as further described below.

In October 2013, the Company amended the August 2013 SPA to include the investment by certain entities affiliated with FMR LLC in the first tranche of the August 2013 Financing of $7.6 million, and to proportionally increase the amount of first tranche notes acquired by exchange and cancellation of outstanding R&D Notes held by Total in connection with its exercise of pro rata rights up to $9.2 million in the first tranche. Also in October 2013, the Company completed the closing of the first tranche of senior convertible notes provided for in the August 2013 Financing (or the Tranche I Notes), issuing a total of $51.8 million in Tranche I Notes for cash proceeds of $7.6 million and exchange and cancellation of outstanding convertible promissory notes of $44.2 million, of which $35.0 million resulted from the exchange and cancellation of the Temasek Bridge Note and the remaining $9.2 million from the exchange and cancellation of an outstanding R&D Note held by Total. As a result of the exchange and cancellation of the $35.0 million Temasek Bridge Note and the $9.2 million R&D Note held by Total for the Tranche I Notes, the Company recorded a loss from extinguishment of debt of $19.9 million. The Tranche I Notes are due sixty months from the date of issuance (October 16, 2018) and were initially convertible into the Company’s common stock at a conversion price equal to $2.44 per share, which represented a 15% discount to the trailing 60-day weighted-average closing price of the common stock on The NASDAQ Stock Market (or NASDAQ) through August 7, 2013, subject to certain adjustments as described below. Interest accrues on the Tranche I Notes at a rate of 5% per six months, compounded semiannually, and is payable in kind by adding to the principal every six months or in cash. Through June 30, 2017, the Company has elected to pay interest on the Tranche I Notes in kind. The Tranche I Notes may be prepaid by the Company without penalty or premium every six months at the date of payment of the semi-annual coupon.

In December 2013, the Company further amended the August 2013 SPA to sell $3.0 million of senior convertible notes under the second tranche of the August 2013 Financing (or the Tranche II Notes) to funds affiliated with Wolverine Asset Management, LLC (or Wolverine). In January 2014, the Company sold and issued $34.0 million of Tranche II Notes in the second tranche of the August 2013 Financing, with Temasek purchasing $25.0 million of the Tranche II Notes and funds affiliated with Wolverine purchasing $3.0 million of the Tranche II Notes, each for cash, and Total purchasing $6.0 million of the Tranche II Notes through exchange and cancellation of the same amount of principal R&D Notes held by Total. As a result of the exchange and cancellation of the $6.0 million of R&D Note held by Total for the Tranche II Notes, the Company recorded a loss from extinguishment of debt of $9.4 million. The Tranche II Notes will be due sixty months from the date of issuance (January 15, 2019). Interest accrues on the Tranche II Notes at a rate per annum equal to 10%, compounded annually, and is payable in kind by adding to the principal every twelve months or in cash. Through June 30, 2017, the Company has elected to pay interest on the Tranche II Notes in kind.

The conversion price of the Tranche I Notes and Tranche II Notes is approximately $7.425 per share as of June 30, 2017.

As of June 30, 2017 and December 31, 2016, the related party convertible notes outstanding under the Tranche I Notes and Tranche II Notes were $22.1 million and $21.8 million, respectively, net of debt discount of $0.0 million and $0.0 million, respectively. Refer to the “Exchange” and “Maturity Treatment Agreement” sections of this Note 5, "Debt and Mezzanine Equity", for details of the impact of the Maturity Treatment and Exchange agreements on the Tranche I Notes and Tranche II Notes.

Loans Payable

In July 2012, the Company entered into a Note of Bank Credit and a Fiduciary Conveyance of Movable Goods Agreement (or, together, the July 2012 Bank Agreements) with each of Nossa Caixa Desenvolvimento (or Nossa Caixa) and Banco Pine S.A. (or Banco Pine). Under the July 2012 Bank Agreements, the Company pledged certain farnesene production assets as collateral for the loans of R$52.0 million (US$15.7 million based on the exchange rate as of June 30, 2017). The Company's total acquisition cost for such pledged assets was R$68.0 million (US$20.6 million based on the exchange rate as of June 30, 2017). The Company is also a parent guarantor for the payment of the outstanding balance under these loan agreements. Under the July 2012 Bank Agreements, the Company could borrow an aggregate of R$52.0 million (US$15.7 million based on the exchange rate as of June 30, 2017) as financing for capital expenditures relating to the Company's manufacturing facility located in Brotas, Brazil. The funds for the loans are provided by BNDES, but are guaranteed by the lenders. The loans have a final maturity date of July 15, 2022 and bear a fixed interest rate of 5.5% per year. The loans are also subject to early maturity and delinquency charges upon occurrence of certain events including interruption of manufacturing activities at the Company's manufacturing facility in Brotas, Brazil for more than 30 days, except during the sugarcane off-season. For the first two years that the loans were outstanding, the Company was required to pay interest only on a quarterly basis. Since August 15, 2014, the Company has been required to pay equal monthly installments of both principal and interest for the remainder of the term of the loans. As of June 30, 2017 and December 31, 2016, a principal amount of $10.0 million and $11.1 million, respectively, was outstanding under these loan agreements.

Exchange (Debt Conversion - Related Party Transaction)

In July 2015, the Company entered into an Exchange Agreement (or the "Exchange Agreement"), with Total and Temasek pursuant to which Temasek exchanged $71.0 million in principal amount of outstanding Tranche Notes (including paid-in-kind and accrued interest through July 29, 2015) and Total exchanged $70.0 million in principal amount of outstanding R&D Notes for shares of our common stock at a price of $34.50 per share (or the "Exchange"). As a result of the Exchange, accretion of debt discount was accelerated based on our estimate of the expected conversion date, resulting in an additional interest expense of $39.2 million for the year ended December 31, 2015.

Under the Exchange Agreement, Total also received the following warrants, each with a five-year term, at the closing of the Exchange:

•	A warrant to purchase 1,261,612 shares of the Company’s common stock (or the Total Funding Warrant).

•

A warrant to purchase 1,333,334 shares of the Company’s common stock that would only be exercisable if the Company failed, as of March 1, 2017, to achieve a target cost per liter to manufacture farnesene (or the Total R&D Warrant). The Total Funding Warrant and the Total R&D Warrant are collectively referred to as the “Total Warrants.”

•	Additionally, under the Exchange Agreement, Temasek received the following warrants, each with a ten-year term, at the closing of the Exchange:

•	A warrant to purchase 978,525 shares of the Company’s common stock (or the Temasek Exchange Warrant).

•

A warrant exercisable for that number of shares of the Company’s common stock equal to (1) (A) the number of shares for which Total exercises the Total Funding Warrant plus (B) the number of additional shares for which the certain convertible notes remaining outstanding following the completion of the Exchange may become exercisable as a result of a reduction in the conversion price of such remaining notes as of a result of and/or subsequent to the date of the Exchange plus (C) that number of additional shares in excess of 133,334, if any, for which the Total R&D Warrant becomes exercisable multiplied by a fraction equal to 30.6% divided by 69.4% plus (2) (A) the number of any additional shares for which certain other outstanding convertible promissory notes may become exercisable as a result of a reduction to the conversion price of such notes multiplied by (B) a fraction equal to 13.3% divided by 86.7% (or the Temasek Funding Warrant).

•

A warrant exercisable for that number of shares of the Company’s common stock equal to 58,690 multiplied by a fraction equal to the number of shares for which Total exercises the Total R&D Warrant divided by 133,334 (or the Temasek R&D Warrant). If Total exercises the Total R&D Warrant in full, the Temasek R&D Warrant would be exercisable for 58,690 shares.

The Temasek Exchange Warrant, the Temasek Funding Warrant and the Temasek R&D Warrant are referred to herein as the “Temasek Warrants” and the Temasek Warrants and the Total Warrants are hereinafter collectively referred to as the “Exchange Warrants”.

In addition to the grant of the Exchange Warrants, a warrant issued by the Company to Temasek in October 2013 in conjunction with a prior convertible debt financing (or the 2013 Warrant) became exercisable in full upon the completion of the Exchange. There were 66,667 shares underlying the 2013 Warrant, with an exercise price of $0.01 per share.

In February and May 2016, as a result of adjustments to the conversion price of the Tranche I Notes and Tranche II Notes (or, collectively, the Tranche Notes) discussed above, the Temasek Funding Warrant became exercisable for an additional aggregate of 164,169 shares of common stock. Following the issuance by the Company of shares of convertible preferred stock and warrants to purchase common stock in May 2017, as described below, and a corresponding adjustment to the conversion price of the Tranche I Notes and Tranche II Notes, as described above, the Temasek Funding Warrant became exercisable for an additional 1,125,755 shares of common stock.

As of March 1, 2017, the Company had not achieved the target cost per liter to manufacture farnesene provided in the Total R&D Warrant, and as a result, on March 1, 2017 the Total R&D Warrant became exercisable in accordance with its terms.

As of June 30, 2017, the Total Funding Warrant, the Temasek Exchange Warrant, and the 2013 Warrant had been fully exercised and Temasek had exercised the Temasek Funding Warrant with respect to 846,683 shares of common stock. Neither the Total R&D Warrant nor the Temasek R&D Warrant had been exercised as of June 30, 2017. Warrants to purchase 1,289,924 shares of common stock under the Temasek Funding Warrant were unexercised as of June 30, 2017. The exercise prices of the Exchange Warrants outstanding were $0.15 as of June 30, 2017.

Maturity Treatment Agreement

At the closing of the Exchange, the Company, Total and Temasek also entered into a Maturity Treatment Agreement, dated as of July 29, 2015, pursuant to which Total and Temasek agreed to convert any Tranche Notes or 2014 144A Notes held by them that were not canceled in the Exchange (or the Remaining Notes) into shares of the Company’s common stock in accordance with the terms of such Remaining Notes at or prior to maturity, provided that certain events of default had not occurred with respect to the applicable Remaining Notes. As of immediately following the closing of the Exchange, Temasek held $10.0 million in aggregate principal amount of Remaining Notes (consisting of 2014 144A Notes) and Total held $25.0 million in aggregate principal amount of Remaining Notes (consisting of $9.7 million of 2014 144A Notes and $15.3 million of Tranche Notes). In May 2017, the Company entered into separate letter agreements with each of Total and Temasek, pursuant to which the Company agreed that the Remaining Notes consisting of 2014 144A Notes held by Total and Temasek would no longer be subject to mandatory conversion at or prior to the maturity of such Remaining Notes. Accordingly, the Company will be required to pay any portion of such Remaining Notes that remain outstanding at maturity in cash in accordance with the terms of such Remaining Notes.

February 2016 Private Placement - Related Party Transaction

On February 12, 2016 and February 15, 2016, the Company issued and sold $18.0 million and $2.0 million, respectively, in aggregate principal amount of unsecured promissory notes (or the February 2016 Notes), as well as warrants to purchase 171,429 and 19,048 shares, respectively, of the Company’s common stock at an initial exercise price of $0.15 per share (or the February 2016 Warrants), representing aggregate proceeds to the Company of $20.0 million, in a private placement to certain existing stockholders of the Company that are affiliated with certain members of the Company’s Board of Directors: Foris Ventures, LLC (or Foris, an entity affiliated with director John Doerr of Kleiner Perkins Caufield & Byers, a current stockholder), which purchased $16.0 million aggregate principal amount of the February 2016 Notes and warrants to purchase 152,381 shares of the Company’s common stock; Naxyris S.A. (or Naxyris, an investment vehicle owned by Naxos Capital Partners SCA Sicar; director Carole Piwnica is Director of NAXOS UK, which is affiliated with Naxos Capital Partners SCA Sicar), which purchased $2.0 million aggregate principal amount of the February 2016 Notes and warrants to purchase 19,048 shares of the Company’s common stock; and Biolding Investment SA (or Biolding), a fund affiliated with director HH Sheikh Abdullah bin Khalifa Al Thani, which purchased $2.0 million aggregate principal amount of the February 2016 Notes and warrants to purchase 19,048 shares of the Company’s common stock.

The February 2016 Notes are unsecured obligations of the Company and are subordinate to the Company’s obligations under the Senior Secured Loan Facility pursuant to a Subordination Agreement, dated as of February 12, 2016, by and among the Company, the purchasers and the administrative agent under the Senior Secured Loan Facility. The February 2016 Notes bear interest at a rate of 13.50% per annum and had an initial maturity date of May 15, 2017. In May 2017, the February 2016 Notes purchased by Foris and Naxyris were exchanged for shares of preferred stock and warrants to purchase common stock, as described below, and in connection with such exchange the February 2016 Notes held by Foris and Naxyris were canceled. In addition, in May 2017, the Company and Biolding entered into a first amendment to the February 2016 Note held by Biolding (or the Biolding Note), pursuant to which the parties agreed to extend the maturity date of the Biolding Note from May 15, 2017 to November 15, 2017.

As of June 30, 2017, the February 2016 Warrants purchased by Naxyris had been fully exercised, while none of the February 2016 Warrants purchased by Foris or Biolding had been exercised. The exercise prices of the February 2016 Warrants were $0.15 per share as of June 30, 2017.

As of June 30, 2017, the carrying amount of the February 2016 Notes was $2.0 million.

June 2016 Private Placement - Related Party Transaction

On June 24, 2016, the Company issued and sold $5.0 million in aggregate principal amount of secured promissory notes (or the June 2016 Notes) to Foris in a private placement. The interest rate on the June 2016 Notes was 13.50% per annum and the June 2016 Notes had a maturity date of May 15, 2017. In May 2017, the June 2016 Notes were exchanged for shares of preferred stock and warrants to purchase common stock, as described below, and in connection with such exchange the June 2016 Notes were canceled and the agreements relating thereto (including the security interest relating thereto) were terminated.

October 2016 Private Placements

On October 21 and October 27, 2016, the Company issued and sold $6.0 million and $8.5 million, respectively, in aggregate principal amount of secured promissory notes (or the October 2016 Notes) to Foris and Ginkgo, respectively in private placements (or the October 2016 Private Placements). The interest rate on the October 2016 Notes was 13.50% per annum and the October 2016 Notes had a maturity date of May 15, 2017. In May 2017, the October 2016 Notes purchased by Foris were exchanged for shares of preferred stock and warrants to purchase common stock, as described below, and in connection with such exchange the October 2016 Notes purchased by Foris were canceled and the agreements relating thereto (including the security interest relating thereto) were terminated. The October 2016 Notes purchased by Ginkgo were repaid in full at maturity in May 2017, and the agreements relating thereto (including the security interest relating thereto) were terminated.

Salisbury Note

In December 2016, in connection with the Company’s purchase of a manufacturing facility in Leland, North Carolina and related assets (or the Glycotech Assets), the Company issued a purchase money promissory note in the principal amount of $3.5 million (or the Salisbury Note) in favor of Salisbury Partners, LLC. The Salisbury Note (i) bore interest at a rate of 5% per year, (ii) had a term of 13 years, (iii) was payable in equal monthly installments of principal and interest beginning on January 1, 2017 (which payments would be subject to a penalty of 5% if delinquent more than 5 days) and (iv) was secured by a purchase money lien on the Glycotech Assets. In January 2017, the Salisbury Note was repaid with proceeds from the Nikko Note (as defined below) and the agreements relating thereto (including the security interest relating thereto) were terminated.

Nikko Note

In December 2016, in connection with the Company’s formation of its cosmetics joint venture (or the Aprinnova JV) with Nikko Chemicals Co., Ltd. (or Nikko), an existing commercial partner of the Company, and Nippon Surfactant Industries Co., Ltd., an affiliate of Nikko, as discussed in Note 7, “Joint Venture and Noncontrolling Interests,” Nikko made a loan to the Company in the principal amount of $3.9 million, and the Company in consideration therefor issued a promissory note (or the Nikko Note) to Nikko in an equal principal amount. The proceeds of the Nikko Note were used to satisfy the Company’s remaining liabilities relating to the Company’s purchase of the Glycotech Assets, including liabilities under the Salisbury Note. The Nikko Note (i) bears interest at a rate of 5% per year, (ii) has a term of 13 years, (iii) is payable in equal monthly installments of principal and interest beginning on January 1, 2017 (which payments are subject to a penalty of 5% if delinquent more than 5 days) and (iv) is collateralized by a first-priority lien on 10% of the Aprinnova JV interests owned by the Company. In addition to the payments under the Nikko Note set forth in the preceding sentence, the Company is required to (i) repay $400,000 of the Nikko Note in equal monthly installments of $100,000 on January 1, 2017, February 1, 2017, March 1, 2017 and April 1, 2017 and (ii) commencing with the distributions from the Aprinnova JV to its members relating to the fourth fiscal year of the Aprinnova JV and continuing for each fiscal year thereafter until the Nikko Note is fully repaid, repay the Nikko Note in an amount equal to the profits, if any, distributed to the Company by the Aprinnova JV. The Nikko Note may be prepaid in full or in part at any time without penalty or premium.

Future minimum payments under the debt agreements as of June 30, 2017 are as follows (in thousands):

Years ending December 31:	Related Party Convertible Debt	Convertible Debt	Loans Payable	Related Party Loans Payable	Credit Facility	Total
2017 (remaining six months)	$558	$4,123	$1,426	$2,487	$3,480	$12,074
2018	20,448	8,636	5,268	—	33,696	68,048
2019	34,913	68,097	2,665	—	2,577	108,252
2020	—	—	2,559	—	2,500	5,059
2021	—	—	2,451	—	27,396	29,847
Thereafter	—	—	4,057	—	—	4,057
Total future minimum payments	55,919	80,856	18,426	2,487	69,649	227,337
Less: amount representing interest(1)	(11,421)	(26,385)	(3,834)	(487)	(19,893)	(62,020)
Present value of minimum debt payments	44,498	54,471	14,592	2,000	49,756	165,317
Less: current portion	(3,700)	(1,517)	(5,186)	(2,000)	(882)	(13,285)
Noncurrent portion of debt	$40,798	$52,954	$9,406	$—	$48,874	$152,032

(1) includes debt discount & issuance cost associated with related party & non-related party debt which will accrete to interest expense under the effective interest method over the term of the debt.

Bill & Melinda Gates Foundation Investment (Mezzanine Equity)

On May 10, 2016, the Company issued and sold 292,398 shares of common stock at a purchase price per share equal to approximately $17.10 to the Bill & Melinda Gates Foundation (or the Gates Foundation) in a private placement, resulting in aggregate proceeds to the Company of $5.0 million (or the Gates Foundation Investment). In connection with the Gates Foundation Investment, the Company and the Gates Foundation entered into a Charitable Purposes Letter Agreement, pursuant to which the Company agreed to expend an aggregate amount not less than the amount of the Gates Foundation Investment to develop a yeast strain that produces artemisinic acid and/or amorphadiene at a low cost and to supply such artemisinic acid and amorphadiene to companies qualified to convert artemisinic acid and amorphadiene to artemisinin for inclusion in artemisinin combination therapies used to treat malaria commencing in 2017. If the Company defaults in its obligation to use the proceeds from the Gates Foundation Investment as set forth above or defaults under certain other commitments in the Charitable Purposes Letter Agreement, the Gates Foundation will have the right to request that the Company redeem, or facilitate the purchase by a third party of, the Gates Foundation Investment shares then held by the Gates Foundation at a price per share equal to the greater of (i) the closing price of the Company’s common stock on the trading day prior to the redemption or purchase, as applicable, and (ii) the per share price paid by the Gates Foundation for the Gates Foundation Investment shares plus a compounded annual return of 10%. As of June 30, 2017, $5.0 million of the funding received was classified as mezzanine equity. The Company continues to meet its obligation to use the proceeds as set forth above and believes it will continue to do so. The probability of default is low resulting in the equity instrument not being adjusted to its redemption amount.

May 2017 Financing Transactions

On May 8, 2017 and May 31, 2017, the Company entered into separate Securities Purchase Agreements (or the May 2017 Purchase Agreements) with certain investors for the issuance and sale of an aggregate of 22,140 shares of the Company’s Series A 17.38% Convertible Preferred Stock, par value $0.0001 per share (or the Series A Preferred Stock), 70,904 shares of the Company’s Series B 17.38% Convertible Preferred Stock, par value $0.0001 per share (or the Series B Preferred Stock and, together with the Series A Preferred Stock, the Preferred Stock), which Preferred Stock is convertible into the Company’s common stock, par value $0.0001 per share as described below, and Cash Warrants (as defined below) to purchase an aggregate of 14,768,380 shares of common stock and Dilution Warrants (as defined below) (or, collectively, the May 2017 Warrants, and the shares of common stock issuable upon exercise of the Warrants, the May 2017 Warrant Shares) (or the May 2017 Offerings).

The May 2017 Offerings closed on May 11, 2017 (or the May 11 Offering) and May 31, 2017, respectively. The net proceeds to the Company from the May 2017 Offerings were $50.2 million after payment of offering expenses and placement agent fees. The Series A Preferred Stock and May 2017 Warrants relating thereto were sold to the purchasers thereof in exchange for aggregate cash consideration of $22,140,000, and the Series B Preferred Stock and May 2017 Warrants relating thereto were sold to the purchasers thereof in exchange for (i) aggregate cash consideration of $30,700,000 and (ii) the cancellation of $40.2 million of outstanding indebtedness and including accrued interest thereon, owed by the Company to such purchasers, of which $33.1 million was from related parties, as further described below.

The May 2017 Purchase Agreements include customary representations, warranties and covenants of the parties. In addition, pursuant to the May 2017 Purchase Agreements, the Company, subject to certain exceptions, including the issuance of the Second Tranche Securities (as defined below), (i) may not issue, enter into any agreement to issue or announce the issuance or proposed issuance of any shares of Common Stock or securities convertible into or exercisable or exchangeable for common stock until July 31, 2017 and (ii) may not enter into an agreement to effect any issuance by the Company involving a variable rate transaction until one year from the closing of the May 11 Offering.

Series A Preferred Stock (Permanent Equity)

Each share of Series A Preferred Stock has a stated value of $1,000 and is convertible at any time, at the option of the holder, into common stock at conversion price of $17.25 per share (or the Preferred Stock Conversion Rate). The Preferred Stock Conversion Rate is subject to adjustment in the event of any dividends or distributions of common stock, or any stock split, reverse stock split, recapitalization, reorganization or similar transaction. If not previously converted at the option of the holder, each share of Series A Preferred Stock will be automatically converted, without any further action by the holder, on October 9, 2017, the 90th day following the date that the Stockholder Approval (as defined below) was obtained and effected.

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

Notwithstanding the foregoing, the holders (other than the Designated Holder (as defined below)) will not have the right to convert any Series A Preferred Stock, and the Company shall not effect any conversion of the Series A Preferred Stock, if the holder, together with its affiliates, would beneficially own in excess of 4.99% (or such other percentage as determined by the holder and notified to the Company in writing, not to exceed 9.99%, provided that any increase of such percentage will not be effective until 61 days after notice thereof) of the number of shares of common stock outstanding immediately after giving effect to the issuance of shares of common stock issuable upon conversion of such Series A Preferred Stock (or the Beneficial Ownership Limitation).

The Series A Preferred Stock were offered and sold pursuant to a prospectus filed with the SEC on April 9, 2015 and a prospectus supplement dated May 8, 2017, in connection with a takedown from the Company’s effective shelf registration statement on Form S-3 (File No. 333-203216) declared effective by the SEC on April 15, 2015.

On May 8, 2017, the Company filed the Certificate of Designation of Preferences, Rights and Limitations of Series A 17.38% Convertible Preferred Stock with the Secretary of State of Delaware.

The Series A preferred stock has been classified as permanent equity, as the Company controls all actions or events required to settle the Optional and Mandatory Conversion feature in shares. The make whole payment was determined to be an embedded derivative requiring bifurcation and separate recognition as a derivative liability recognized at its fair value as of the issuance date with subsequent changes in fair value recorded in earnings until the Series A preferred stock is converted into common stock and the make whole payment is paid or until the make whole payment is paid through declared dividends or cash. The Series A preferred stock also contains a beneficial conversion feature which has been recognized up to the amount of proceeds allocated to the preferred stock ($0.6 million). Subsequent to the recognition of the beneficial conversion feature, the net proceeds allocated to the Series A preferred stock was $0.0 million.

As of June 30, 2017, 18,840 shares of Series A preferred stock had converted into common stock, resulting in the recognition of a gain in the change in fair value of derivative liabilities of $9.4 million.

Series B Preferred Stock (Mezzanine Equity)

The Series B Preferred Stock has substantially identical terms to the Series A Preferred Stock (as described above), except that the issuance of the shares of common stock issuable upon conversion of the Series B Preferred Stock or as payment of dividends or the Make-Whole Payment on the Series B Preferred Stock (or the Series B Conversion Shares) was initially subject to the Stockholder Approval (as defined below).

The Series B Preferred Stock was accounted for as Mezzanine equity as the embedded conversion options are not able to be settled in shares under circumstances within the Company’s control.

The investors of the Series B Preferred Stock included related parties affiliated with certain members of the Company’s Board of Directors (or the Affiliated Investors). Foris exchanged an aggregate principal amount of $27.0 million of indebtedness, plus accrued interest thereon, issued to Foris by the Company on February 12, 2016, June 24, 2016 and October 21, 2016, as described above, for 30,728.589 shares of Series B Preferred Stock and May 2017 Warrants to purchase 4,877,386 shares of Common Stock. Naxyris exchanged an aggregate principal amount of $2.0 million of indebtedness, plus accrued interest thereon, issued to Naxyris by the Company on February 15, 2016, as described above, for 2,333.216 shares of Series B Preferred Stock and May 2017 Warrants to purchase 370,404 shares of common stock. The fair value of the Series B preferred stock, embedded make whole payment and related warrants exceeded the carrying value of the related party debt and accrued interest exchanged by $8.6 million which has been recorded as a reduction to Additional Paid in Capital and considered a deemed dividend, increasing net loss attributable to Amyris, Inc. common stockholders.

Certain investors of the Series B Preferred Stock included holders of certain of the Company’s existing indebtedness, including the 2014 144A Notes and the 2015 144A Notes. These investors exchanged all or a portion of their holding of such indebtedness, including accrued interest thereon, representing an aggregate of $3.4 million of 2014 144A Notes and $3.7 million of 2015 144A Notes, for Series B Preferred Stock and May 2017 Warrants in the May 2017 Offering. Upon the closing of the May 11 Offering, such indebtedness was canceled and the agreements relating thereto, including any note purchase agreements or unsecured or secured promissory notes (including any security interest relating thereto), were terminated, except to the extent such investors or other investors retain a portion of such indebtedness. The fair value of the Series B preferred stock, embedded make whole payment and related warrants exceeded the carrying value of the debt and accrued interest exchanged by $1.9 million which has been recognized as a loss on extinguishment of debt in other income (expense).

The remaining Series B preferred stock was purchased in exchange for cash proceeds of $30.7 million. The Series B preferred stock issued to the Designated Holder contains a contingent beneficial conversion feature that will be recognized when Stockholder Approval has been obtained and the conversion is no longer contingent. The conversion feature (the right to negotiate the Second Tranche Funding Option) is not a separate unit of account requiring bifurcation.

A derivative liability has been recognized at fair value on the date of issuance for the make whole payment in the amount of $34.7 million. Changes in the fair value of this derivative from the date of issuance through June 30, 2017 have been recorded in earnings. Issuance costs of $0.8 million have been recognized in Sales, General and Administrative expenses.

May 2017 Warrants

Pursuant to the May 2017 Purchase Agreements, the Company issued to each investor (i) a warrant, with an exercise price of $7.80 per share as of June 30, 2017, to purchase a number of shares of Common Stock equal to 50% of the shares of common stock into which such investor’s shares of Preferred Stock were initially convertible (including shares of common stock issuable as payment of the Make-Whole Payment, assuming that the Make-Whole Payment is made in common stock), representing warrants to purchase 7,384,190 shares of common stock in the aggregate for all investors and (ii) a warrant, with an exercise price of $9.30 per share as of June 30, 2017, to purchase an equal number of shares of common stock, representing warrants to purchase 7,384,190 shares of common stock in the aggregate for all investors (or, collectively, the Cash Warrants). The exercise price of the Cash Warrants is subject to standard adjustments as well as full-ratchet anti-dilution protection for any issuance by the Company of equity or equity-linked securities during the three-year period following the issuance of such Cash Warrants at a per share price (including any conversion or exercise price, if applicable) less than the then-current exercise price of the Cash Warrants, subject to certain exceptions.

In addition, the Company issued to each investor a warrant, with an exercise price of $0.0015 per share as of June 30, 2017 (or, collectively, the Dilution Warrants), to purchase a number of shares of common stock sufficient to provide the investor with full-ratchet anti-dilution protection for any issuance by the Company of equity or equity-linked securities during the three-year period following the issuance of the Dilution Warrants at a per share price (including any conversion or exercise price, if applicable) less than $6.30 per share, the effective per share price paid by the investors for the shares of common stock issuable upon conversion of the Preferred Stock purchased by the investors in the May 2017 Offerings (including shares of common stock issuable as payment of dividends or the Make-Whole Payment, assuming that all such dividends and the Make-Whole Payment are made in common stock), subject to certain exceptions.

The exercise of the May 2017 Warrants was subject to the Stockholder Approval (as defined below). The May 2017 Warrants each have a term of five years from the date such warrants are initially exercisable. The exercise of the May 2017 Warrants is subject to the Beneficial Ownership Limitation.

The Cash Warrants are freestanding financial instruments that are accounted for as derivative liabilities and recognized at their fair value on the date of issuance of $39.5 million. Subsequent changes to their fair value will be recorded in earnings until the warrants are exercised or expire in May 2022.

The full-ratchet anti-dilution protection of the Cash Warrants are also freestanding financial instruments that have been accounted for as derivative liabilities and recognized at their fair value on the date of issuance of $4.4 million. Subsequent changes to their fair value will be recorded in earnings until they are exercised or expire in May 2020.

Stockholder Approval

Pursuant to the May 2017 Purchase Agreements, the Company agreed to solicit from the Company’s stockholders (i) any approval for the transactions contemplated by the May 2017 Purchase Agreement required by the rules and regulations of the NASDAQ Stock Market, including without limitation the issuance of shares of common stock upon conversion of the Series B Preferred Stock and upon exercise of the May 2017 Warrants (or the NASDAQ Approval) and (ii) approval to effect a reverse stock split of the common stock (together with the NASDAQ Approval, collectively, the Stockholder Approval) at an annual or special meeting of stockholders to be held on or prior to July 10, 2017, and to use commercially reasonable efforts to secure the Stockholder Approval. The Stockholder Approval was obtained on July 7, 2017.

Registration Rights

Pursuant to the May 2017 Purchase Agreements, within 30 calendar days of the date of the Stockholder Approval, the Company has agreed to file a registration statement on Form S-3 (or other appropriate form if the Company is not then S-3 eligible) providing for the resale by the investors of the Series B Conversion Shares and May 2017 Warrant Shares. The Company has also agreed to use commercially reasonable efforts to cause such registration statement to become effective within 181 days following the Closing and commercially reasonable efforts to keep such registration statement effective at all times until (i) no Investor owns any Series B Conversion Shares or May 2017 Warrant Shares or (ii) the Series B Conversion Shares and May 2017 Warrant Shares are eligible for resale under Rule 144 without regard to volume limitations. On August [4], 2017, the Company filed a registration statement on Form S-3 with the SEC to register the Series B Conversion Shares and May 2017 Warrant Shares for resale by the investors in accordance with the May 2017 Purchase Agreements.

Stockholder Agreement

In connection with the May 2017 Purchase Agreements, on May 11, 2017, the Company and one of the investors, DSM International B.V. (or the Designated Holder), a subsidiary of Koninklijke DSM N.V., entered into a Stockholder Agreement (or the Stockholder Agreement) setting forth certain rights and obligations of the Designated Holder and the Company. The Designated Holder purchased 25,000 shares of Series B Preferred Stock, Cash Warrants for the purchase of 3,968,116 shares of Common Stock and Dilution Warrants in the May 2017 Offering in exchange for aggregate cash consideration of $25,000,000. Pursuant to the Stockholder Agreement, the Designated Holder has the right to designate one director selected by the Designated Holder (or a Designated Holder Director), subject to certain restrictions, to the Company’s Board of Directors (or the Board). The Company agreed to appoint the Designated Holder Director, such appointment occurring on May 18, 2017, and to use reasonable efforts, consistent with the Board’s fiduciary duties, to cause the Designated Holder Director to be re-nominated in the future; provided, that the Designated Holder will no longer have the right to designate any Designated Holder Director at such time as the Designated Holder holds less than 4.5% of the Company’s outstanding common stock. In addition, for as long as there is a Designated Holder Director serving on the Board, the Company agreed not to engage in certain commercial or financial transactions or arrangements without the consent of any then-serving Designated Holder Director. The Company also agreed to provide the Designated Holder with certain exclusive negotiating rights in connection with certain future commercial projects and arrangements, whereby the Designated Holder will have a 60-day negotiation period with respect to any such projects, as well as a right to use a portion of the Company’s manufacturing capacity for toll manufacturing of the Designated Holder’s products, subject to certain conditions, including, with respect to the toll manufacturing option, that the Designated Holder provide the Company with a minimum annual level of cash funding in connection with commercial activity between the Company and the Designated Holder, beginning in 2018. The Designated Holder will have the right to purchase additional shares of capital stock of the Company in connection with a sale of equity or equity-linked securities by the Company in a capital raising transaction for cash, subject to certain exceptions, to maintain its proportionate ownership percentage in the Company. In connection with the Stockholder Agreement, the Company and the Designated Holder entered into licenses granted by the Company to the Designated Holder with respect to certain Company intellectual property useful in the Designated Holder’s business (or the License Agreements), which licenses will become effective upon the occurrence of certain events specified therein.

Pursuant to the Stockholder Agreement, the Designated Holder agreed not to sell or transfer any of the shares of Series B Preferred Stock or May 2017 Warrants purchased by the Designated Holder in the May 2017 Offerings, any Second Tranche Securities (as defined below), or any shares of common stock issuable upon conversion or exercise thereof (or the Transfer Restricted Shares), other than to its affiliates, without the consent of the Company during the one-year period following the entry into the Stockholder Agreement. Thereafter, the Designated Holder will have the right to sell or transfer the Transfer Restricted Shares to any third party, other than a competitor of the Company or any controlled affiliate of a competitor of the Company; provided, that the Company will have a customary right of first offer with respect to any such sale or transfer other than to affiliates of the Designated Holder. In addition, the Designated Holder agreed that, other than in connection with the purchase, conversion or exercise of (i) the Series B Preferred Stock or May 2017 Warrants purchased by the Designated Holder pursuant to the May 2017 Purchase Agreement or (ii) the Second Tranche Securities (as defined below) in accordance with their terms or the exercise of its pre-emptive rights, until three months after there is no Designated Holder Director on the Board, the Designated Holder will not, without the prior consent of the Board, among other things, purchase any Common Stock, any options or other rights to acquire Common Stock or any indebtedness of the Company, or make any public offer to acquire common stock, options or other rights to acquire common stock or indebtedness of the Company, that would result in the Designated Holder and its affiliates beneficially owning more than 33% of the Company’s outstanding voting securities at the time of acquisition (assuming the exercise or conversion, whether then exercisable or convertible, of any shares of Series B Preferred Stock, May 2017 Warrants or Second Tranche Securities beneficially owned by the Designated Holder and/or its affiliates), join in any solicitation of proxies for any matter not previously approved by the Board, or join any “group” (as such term is defined in Section 13(d)(3) of the Securities Exchange Act of 1934) with respect to any of the foregoing.

Pursuant to the Stockholder Agreement, the Company and the Designated Holder agreed to negotiate in good faith during the 90-day period following the entry into the Stockholder Agreement to mutually agree on certain terms and conditions upon which the Designated Holder shall purchase additional shares of Series B Preferred Stock and warrants (or the Second Tranche Securities), in an amount to be agreed by the Company and the Designated Holder, provided such amount is no less than $25 million and no more than $30 million (such amount, the Second Tranche Funding Amount) prior to the end of such 90-day period (or the Second Tranche Funding). The Second Tranche Funding is subject to approval of the Designated Holder’s managing board. In connection with the Second Tranche Funding, the Company and the Designated Holder shall enter into an amendment to the Stockholder Agreement providing for a second Designated Holder Director on terms to be agreed by the parties, and certain of the License Agreements will become effective. If the Second Tranche Funding occurs, the parties will thereafter negotiate in good faith regarding an agreement concerning the development of certain products in the health and nutrition field. In the event that the parties do not reach such agreement prior to the earlier of 90 days after the Second Tranche Funding or December 31, 2017, (a) the exclusive negotiating right granted to the Designated Holder in connection with certain future commercial projects and arrangements of the Company will expire, (b) on the first anniversary of the closing of the Second Tranche Funding and each subsequent anniversary thereof, the Company will make a $5 million cash payment to the Designated Holder, provided that the aggregate amount of such payments shall not exceed the Second Tranche Funding Amount, and (c) an intellectual property escrow agreement relating to the License Agreements, entered into by the Company and the Designated Holder upon the entry into the Stockholder Agreement, will become effective. See Note 14, “Subsequent Events”, for more details regarding the Second Tranche Funding.

Series C Preferred Stock

Exchange

In connection with the transactions contemplated by the May 2017 Purchase Agreements, on May 8, 2017, the Company entered into a Security Holder Agreement with Foris and Naxyris. Pursuant to the Security Holder Agreement, Foris and Naxyris agreed to exchange (or the May 2017 Exchange) their outstanding shares of common stock, representing a total of 1,394,706 shares, for 20,921 shares of the Company’s Series C Convertible Preferred Stock, par value $0.0001 per share (or the Series C Preferred Stock). In addition, pursuant to the Security Holder Agreement, Foris and Naxyris agreed to not convert any of their outstanding convertible promissory notes, warrants or any other equity-linked securities of the Company until the Stockholder Approval. The May 2017 Exchange was consummated on May 11, 2017.

Each share of Series C Preferred Stock has a stated value of $1,000 and automatically converts into common stock, at a conversion price of $15 per share (or the Series C Conversion Rate), upon the approval by the Company’s stockholders and implementation of the reverse stock split. The Series C Conversion Rate is subject to adjustment in the event of any dividends or distributions of the common stock, or any stock split, reverse stock split, recapitalization, reorganization or similar transaction.

The Series C Preferred Stock is entitled to participate with the common stock on an as-converted basis with respect to any dividends or other distributions to holders of common stock.

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

The shares of Series C Preferred Stock automatically converted to common stock on June 6, 2017 as a result of the 15:1 reverse stock split becoming effective. The Company accounted for the Series C Preferred Stock as a non-monetary transaction that had no impact on the interim financial statements.

6. Commitments and Contingencies

Lease Obligations

The Company leases certain facilities and finances certain equipment under operating and capital leases, respectively. Operating leases include leased facilities and capital leases include leased equipment (see Note 4, "Balance Sheet Components"). The Company recognizes rent expense on a straight-line basis over the noncancelable lease term and records the difference between rent payments and the recognition of rent expense as a deferred rent liability. Where leases contain escalation clauses, rent abatements, and/or concessions, such as rent holidays and landlord or tenant incentives or allowances, the Company applies them as a straight-line rent expense over the lease term. The Company has noncancelable operating lease agreements for office, research and development, and manufacturing space, and equipment, that expire at various dates, with the latest expiration in February 2031. Rent expense under operating leases was $1.4 million and $1.4 million for the three months ended June 30, 2017 and 2016, respectively, and $2.8 million and $2.7 million for the six months ended June 30, 2017 and 2016, respectively.

Future minimum payments under the Company's lease obligations as of June 30, 2017 are as follows (in thousands):

Years ending December 31:	Capital Leases	Operating Leases	Total Lease Obligations
2017 (remaining six months)	$530	$3,406	$3,936
2018	106	6,889	6,995
2019	22	6,776	6,798
2020	—	7,006	7,006
2021	—	7,242	7,242
Thereafter	—	10,958	10,958
Total future minimum payments	$658	$42,277	$42,935
Less: amount representing interest	(27)
Present value of minimum lease payments	631
Less: current portion	(598)
Long-term portion	$33

Guarantor Arrangements

The Company has agreements whereby it indemnifies its officers and directors for certain events or occurrences while the officers or directors are serving in their official capacities. The indemnification period remains enforceable for the officer's or director’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a director and officer insurance policy that limits its exposure and enables the Company to recover a portion of any future payments. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal. Accordingly, the Company had no liabilities recorded for these agreements as of June 30, 2017 and December 31, 2016.

Purchase Obligations

As of June 30, 2017 and December 31, 2016, the Company had $0.9 million and $0.8 million, respectively, in purchase obligations which included $0.6 million and $0.6 million, respectively, of noncancelable contractual obligations and construction commitments.

Production Cost Commitment

As of June 30, 2017, the Company was committed to manufacture and supply squalane and hemisqualane to the Aprinnova JV at specified cost targets. The Company is obligated to pay all manufacturing costs above the production cost target but is not obligated to produce squalane and hemisqualane at a loss. The Company’s obligations under this arrangement for the three and six months ended June 30, 2017 were offset by its entitlement to all of the profits of the Aprinnova JV for the periods, which entitlement continues for the three year period following the date of the Joint Venture Agreement relating to the Aprinnova JV, up to a maximum of $10 million.

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

In June 2017, an alleged shareholder, Pedro Gutierrez, caused a purported shareholder derivative suit entitled Gutierrez v John G. Melo et al, Case No. BC 665782, to be filed in the Superior Court for the State of California, County of Los Angeles. The lawsuit names Amyris Inc. as a nominal defendant and names a number of the Company's current officers and directors as additional defendants. The lawsuit seeks to recover, on the Company's behalf, unspecified damages purportedly sustained by the Company in connection with allegedly misleading statements and/or omissions made in connection with the Company's securities filings. It also seeks a series of changes to the Company's corporate governance policies, restitution to the Company from the individual defendants, and an award of attorneys' fees. This purported shareholder derivative action is based on substantially the same facts as the securities class action described above. We do not believe the claims in the complaint have merit, and intend to defend ourselves vigorously.

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

7. Joint Ventures and Noncontrolling Interests

Aprinnova JV

The Company is a 50% owner of a joint venture, Aprinnova, LLC (the Aprinnova JV), which the Company has determined is a VIE and that the Company is the VIE's primary beneficiary because of the Company's significant ongoing involvement in the Aprinnova JV's operational decision making and the Company's guarantee of production costs for squalane/hemisqualane. Accordingly, the Company accounts for the Aprinnova JV under the consolidation method of accounting.

The table below reflects the carrying amount of the Aprinnova JV's assets and liabilities, for which the Company is the primary beneficiary at June 30, 2017:

(In thousands)	June 30, 2017	December 31, 2016
Assets	$32,541	$30,778
Liabilities	2,221	333

The change in the Company's noncontrolling interest in Aprinnova JV for the six months ended June 30, 2017 and 2016, is summarized below (in thousands):

	2017	2016
Balance at January 1	$937	$—
Acquisition of noncontrolling interest	—	114
Balance at June 30	$937	$114

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

The Firmenich Collaboration Agreement provided for annual, up-front funding to the Company by Firmenich of $10.0 million for each of the first three years of the collaboration. Payments of $10.0 million were received by the Company in each of March 2013, 2014 and 2015. The Firmenich Collaboration Agreement contemplates additional funding by Firmenich of up to $5.0 million under four potential milestone payments, as well as additional funding by the collaboration partner on a discretionary basis. Through June 2017, the Company achieved all four performance milestones under the Firmenich Collaboration Agreement and recognized collaboration revenues of $2.1 million and $1.3 million for the three months ended June 30, 2017 and 2016, respectively, and $3.2 million and $4.3 million for the six months ended June 30, 2017 and 2016, respectively. The Firmenich Collaboration Agreement does not impose any specific research and development obligations on either party after year six, but provides that if the parties mutually agree to perform research and development activities after year six, the parties will fund such activities equally.

Under the Firmenich Collaboration Agreement, the parties agreed to jointly select target compounds, subject to final approval of compound specifications by Firmenich. During the development phase, the Company would be required to provide labor, intellectual property and technology infrastructure and Firmenich would be required to contribute downstream polishing expertise and market access. The Firmenich Collaboration Agreement provides that the Company will own research and development and strain engineering intellectual property, and Firmenich will own blending and, if applicable, chemical conversion intellectual property. Under certain circumstances, such as the Company’s insolvency, Firmenich would gain expanded access to the Company’s intellectual property. The Firmenich Collaboration Agreement contemplates that, following development of flavors and fragrances compounds, the Company will manufacture the initial target molecules for the compounds and Firmenich will perform any required downstream polishing and distribution, sales and marketing. The Firmenich Collaboration Agreement provides that the parties will mutually agree on a supply price for each compound developed under the agreement and, subject to certain exceptions, will share product margins from sales of each such compound on a 70/30 basis (70% for Firmenich) until Firmenich receives $15.0 million more than the Company in the aggregate from such sales, after which time the parties will share the product margins 50/50. The Company also agreed to pay a one-time success bonus to Firmenich of up to $2.5 million if certain commercialization targets are met. Such targets have not been met as of June 30, 2017.

In September 2014, the Company entered into a supply agreement with Firmenich for compounds developed under the Firmenich Collaboration Agreement. The Company recognized $0.9 million and $2.6 million of revenues from product sales under this agreement for the three months ended June 30, 2017 and 2016, respectively and $2.1 million and $4.6 million for the six months ended June 30, 2017 and 2016, respectively.

In December 2016, the Company and Firmenich entered into an amendment of the Firmenich Collaboration Agreement, pursuant to which the parties agreed to exclude certain compounds from the scope of the agreement and to permit the Company to engage in certain activities relating to such excluded compounds with a third party, in exchange for a ten percent royalty on net sales by the Company to such third party of products related to such excluded compounds, as well as (i) the transfer of certain technical materials relating to the Firmenich Collaboration Agreement, previously held in escrow, to Firmenich, (ii) a credit to Firmenich against products previously ordered from the Company under the parties’ existing supply agreement, (iii) a reduced price for the sale of additional products to Firmenich under such supply agreement, and (iv) training for the employees of Firmenich at the Company’s manufacturing plant located in Brotas, Brazil. As a result of the 2016 amendment, the Company's arrangements are considered for revenue recognition purposes to comprise a single multiple-element arrangement.

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

Under this agreement, the Company recognized (i) collaboration revenues of $0.1 million and $0.4 million for the three months ended June 30, 2017 and 2016, respectively, and $0.3 million and $0.8 million for the six months ended June 30, 2017 and 2016, respectively, and (ii) revenues from product sales of $1.9 million and $0.2 million for the three months ended June 30, 2017 and 2016, respectively, and $3.6 million and $0.2 million for the six months ended June 30, 2017 and 2016, respectively.

DARPA Technology Investment Agreement

In September 2015, the Company entered into a Technology Investment Agreement (or, as amended, the 2015 TIA) with The Defense Advanced Research Projects Agency (or DARPA), under which the Company, with the assistance of five specialized subcontractors, will work to create new research and development tools and technologies for strain engineering and scale-up activities. The program that is the subject of the 2015 TIA will be performed and funded on a milestone basis, where DARPA, upon the Company’s successful completion of each milestone event in the 2015 TIA, will pay the Company the amount set forth in the 2015 TIA corresponding to such milestone event. Under the 2015 TIA, the Company and its subcontractors could collectively receive DARPA funding of up to $35.0 million over the program’s 4-year term if all of the program’s milestones are achieved. In conjunction with DARPA’s funding, the Company and its subcontractors are obligated to collectively contribute $15.5 million toward the program over its four year term (primarily by providing specified labor and/or purchasing certain equipment). The Company can elect to retain title to the patentable inventions it produces under the program, but DARPA receives certain data rights as well as a government purposes license to certain of such inventions. Either party may, upon written notice and subject to certain consultation obligations, terminate the 2015 TIA upon a reasonable determination that the program will not produce beneficial results commensurate with the expenditure of resources.

The Company recognized collaboration revenues of $ 4.7 million and $2.3 million under this agreement for the three months ended June 30, 2017 and 2016, respectively, and $5.7 million and $3.5 million for the six months ended June 30, 2017 and 2016, respectively.

Nenter Agreements

In April 2016, the Company entered into a Renewable Farnesene Supply Agreement (or, as amended, the Nenter Supply Agreement) with Nenter & Co., Inc. (or Nenter) to establish the terms of a supply and value-share arrangement between the Company and Nenter related to farnesene. Under the Nenter Supply Agreement and related agreements, the Company has agreed to supply Nenter with farnesene at prices and on delivery terms set forth in the Nenter Supply Agreement and to provide Nenter with certain exclusive purchase rights, and Nenter has agreed to annual minimum purchase volume requirements and to provide the Company with quarterly value-share payments representing a portion of Nenter’s profit on the sale of products produced using farnesene purchased under the Nenter Supply Agreement. For the remaining six months of 2017, Nenter agreed to pay the Company $2.4 million under the value-share arrangement. Unless earlier terminated in accordance with its terms, the Nenter Supply Agreement will remain in effect until December 31, 2020 and will automatically renew at the end of such initial term for an additional 5-year term unless a party provides the other party written notice, no later than July 1, 2020, of its desire to terminate the agreement at the end of the initial term.

The Company recognized revenues from product sales under the Nenter Supply Agreement of $6.6 million and zero for the three months ended June 30, 2017 and 2016, respectively, and $8.9 million and $0.03 million for the six months ended June 30, 2017 and 2016, respectively.

In October 2016, the Company entered into a Cooperation Agreement (or the Nenter Cooperation Agreement) with Nenter. Under the Nenter Cooperation Agreement, the parties agreed to collaborate to create and develop certain compounds and, in the event the parties achieve certain specified development targets, the parties would establish and implement a worldwide manufacturing and commercialization plan relating thereto. In connection with the transactions contemplated by the May 2017 Purchase Agreements and the Stockholder Agreement, as described in Note 5, "Debt and Mezzanine Equity", on May 8, 2017, the Company and Nenter entered into a letter agreement to terminate the Cooperation Agreement, dated as of October 26, 2016, between the Company and Nenter, pursuant to which the parties had agreed to collaborate to create and develop certain compounds and, in the event the parties achieved certain specified development targets, to establish and implement a worldwide manufacturing and commercialization plan relating thereto. In connection with the termination of the Cooperation Agreement, the Company agreed to pay Nenter a fee of $2.5 million on or before June 22, 2017. Subsequently, the parties agreed that such payment would be due within 40 days of June 28, 2017.

Givaudan Agreements

In June 2016, the Company entered into a Collaboration Agreement with Givaudan to establish a collaboration for the development and commercialization of certain renewable compounds for use in the fields of active cosmetics and flavors (or the Givaudan Collaboration Agreement). Under the Givaudan Collaboration Agreement, the Company agreed to use its labor, intellectual property and technology infrastructure to develop and commercialize certain compounds for Givaudan. In exchange, Givaudan agreed to pay to the Company $12.0 million in semi-annual installments of $3.0 million each, beginning on June 30, 2016. The Company received installments of $3.0 million in June 2016, December 2016 and June 2017, and these amounts were recognized in deferred revenue as of such dates.

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

The Company recognized collaboration revenues under the Givaudan Collaboration Agreement of $1.5 million and $0 for the three months ended June 30, 2017 and 2016, respectively, and $3.0 million and $0 for the six months ended June 30, 2017 and 2016, respectively.

Ginkgo Initial Strategic Partnership Agreement and Collaboration Agreement

In June 2016, the Company entered into an Initial Strategic Partnership Agreement (Initial Ginkgo Agreement) with Ginkgo Bioworks, Inc. (or Ginkgo), pursuant to which the Company licensed certain intellectual property to Ginkgo in exchange for a fee of $20.0 million, to be paid by Ginkgo to the Company in two installments, and a ten percent royalty on net revenue, including without limitation net sales, royalties, fees and any other amounts received by Ginkgo related directly to such license. The first installment of $15.0 million was received on July 25, 2016. The second installment, in the amount of $5.0 million, has not been received as of June 30, 2017, and accordingly, no revenue has been recognized.

In addition, pursuant to the Initial Ginkgo Agreement, (i) the Company and Ginkgo agreed to pursue the negotiation and execution of a detailed definitive partnership and license agreement setting forth the terms of a commercial partnership and collaboration arrangement between the parties (Ginkgo Collaboration), (ii) the Company agreed to issue to Ginkgo an option to purchase 333,334 shares of the Company’s common stock at an exercise price of $7.50, exercisable for one year from the date of issuance, in connection with the execution of such definitive agreement for the Ginkgo Collaboration, (iii) the Company received a deferment of all scheduled principal repayments under the Senior Secured Loan Facility, the lender and administrative agent under which is an affiliate of Ginkgo, as well as a waiver of the Minimum Cash Covenant, through October 31, 2016 and (iv) in connection with the execution of the definitive agreement for the Ginkgo Collaboration, the parties would effect an amendment of the LSA to (x) extend the maturity date of all outstanding loans under the Senior Secured Loan Facility, (y) waive any required amortization payments under the Senior Secured Loan Facility until maturity and (z) eliminate the Minimum Cash Covenant under the Senior Secured Loan Facility. See Note 5, “Debt and Mezzanine Equity” for details regarding the amendments to the LSA entered into in connection with the Initial Ginkgo Agreement and Ginkgo Collaboration Agreement (as defined below).

On August 6, 2016, the Company issued to Ginkgo a warrant to purchase 333,334 shares of the Company’s common stock at an exercise price of $7.50 per share, exercisable for one year from the date of issuance. The warrant was issued prior to the execution of the definitive agreement for the Ginkgo Collaboration in connection with the transfer of certain information technology from Ginkgo to the Company.

On September 30, 2016, the Company and Ginkgo entered into a Collaboration Agreement (Ginkgo Collaboration Agreement) setting forth the terms of the Ginkgo Collaboration, under which the parties will collaborate to develop, manufacture and sell commercial products and will share in the value created thereby. The Ginkgo Collaboration Agreement provides that, subject to certain exceptions, all third party contracts for the development of chemical small molecule compounds whose manufacture is enabled by the use of microbial strains and fermentation technologies that are entered into by the Company or Ginkgo during the term of the Ginkgo Collaboration Agreement will be subject to the Ginkgo Collaboration and the approval of the other party (not to be unreasonably withheld). Responsibility for the engineering and small-scale process development of the newly developed products will be allocated between the parties on a project-by-project basis, and the Company will be principally responsible for the commercial scale-up and production of such products, with each party generally bearing their own respective costs and expenses relating to the Ginkgo Collaboration, including capital expenditures. Notwithstanding the foregoing, subject to the Company sourcing funding and breaking ground on a new production facility by March 30, 2017, Ginkgo will pay the Company a fee of $5.0 million. The Company has met the conditions to receive the second installment. That amount has not yet been received as of June 30, 2017, and accordingly, no revenue has been recognized.

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

In April 2017, the Company issued a secured promissory note to Ginkgo, in the principal amount of $3 million, in satisfaction of certain payments owed by the Company to Ginkgo under the Ginkgo Collaboration Agreement, as described in more detail in Note 5, “Debt and Mezzanine Equity.”

The Company recognized zero and zero of collaboration revenues under the Initial Ginkgo Agreement and the Ginkgo Collaboration Agreement for the three months ended June 30, 2017 and June 30, 2016, respectively, and zero and zero of collaboration revenues for the six months ended June 30, 2017 and June 30, 2016, respectively. As of June 30, 2017, $1.5 million is payable by the Company to Ginkgo under the Ginkgo Collaboration Agreement for its share of collaboration payments and license fees.

Blue California Agreements

In December 2016, the Company entered into an Intellectual Property License and Strain Access Agreement with Phyto Tech Corp. (d/b/a Blue California), a food ingredients and nutraceuticals company. Pursuant to the agreement, the Company granted Blue California a royalty-free, non-exclusive, worldwide, license to access and use certain Company intellectual property for the purpose of research and development, scale-up, manufacturing and commercialization activities. In exchange for such license, Blue California agreed to pay the Company a fee of $10 million in cash. On March 31, 2017, the Company entered into a subsequent agreement with Blue California whereby, among other things, Blue California’s affiliates agreed to provide the Company with access to their fermentation manufacturing capacity in China and the Company agreed to transfer additional intellectual property to Blue California for use in collaboration activities between the parties. On April 17, 2017, the Company and Blue California entered into a further agreement pursuant to which, among other things, the Company granted Blue California certain exclusive rights in connection with the manufacture of Company products in China, and certain non-exclusive rights worldwide to manufacture Company products, in each case subject to certain conditions. In April 2017, the Company announced that it had agreed to take a minority equity stake in SweeGen, Inc. (or SweeGen), one of Blue California’s affiliates focused on the sweetener market, in lieu of the $10 million cash payment due under the terms of the Intellectual Property License and Strain Access Agreement. On April 21, 2017, the Company received 850,115 shares of SweeGen common stock in satisfaction of Blue California’s payment obligation under the Intellectual Property License and Strain Access Agreement.

The Company recognized revenues of $2.7 million and $0 under this agreement for the three months ended June 30, 2017 and 2016, respectively and $2.7 million and $0 for the six months ended June 30, 2017 and 2016, respectively.

Financing Agreements

At Market Issuance Sales Agreement

On March 8, 2016, the Company entered into an At Market Issuance Sales Agreement (or the ATM Sales Agreement) with FBR Capital Markets & Co. and MLV & Co. LLC (or the Agents) under which the Company may issue and sell shares of its common stock having an aggregate offering price of up to $50.0 million (or the ATM Shares) from time to time through the Agents, acting as its sales agents, under the Company’s Registration Statement on Form S-3 (File No. 333-203216), effective April 15, 2015. Sales of the ATM Shares through the Agents, if any, will be made by any method that is deemed an “at the market offering” as defined in Rule 415 under the Securities Act, including by means of ordinary brokers’ transactions at market prices, in block transactions, or as otherwise agreed by the Company and the Agents. Each time that the Company wishes to issue and sell ATM Shares under the ATM Sales Agreement, the Company will notify one of the Agents of the number of ATM Shares to be issued, the dates on which such sales are anticipated to be made, any minimum price below which sales may not be made and other sales parameters as the Company deems appropriate. The Company will pay the designated Agent a commission rate of up to 3.0% of the gross proceeds from the sale of any ATM Shares sold through such Agent as agent under the ATM Sales Agreement. The ATM Sales Agreement contains customary terms, provisions, representations and warranties. The ATM Sales Agreement includes no commitment by other parties to purchase shares the Company offers for sale.

During the six months ended June 30, 2017, the Company did not sell any shares of common stock under the ATM Sales Agreement. As of the date hereof, $50.0 million remained available for future sales under the ATM Sales Agreement.

See Note 14, “Subsequent Events”, for information regarding financing agreements subsequent to June 30, 2017.

9. Goodwill and Intangible Assets

The following table presents the components of the Company's intangible assets (in thousands):

		June 30, 2017			December 31, 2016
	Useful Life in Years	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
In-process research and development	Indefinite	$8,560	$(8,560)	$—	$8,560	$(8,560)	$—
Acquired licenses and permits	2	772	(772)	—	772	(772)	—
Goodwill	Indefinite	560	—	560	560	—	560
		$9,892	$(9,332)	$560	$9,892	$(9,332)	$560

The Company has a single reportable segment. Consequently, all of the Company's goodwill is attributable to that single reportable segment.

10. Stock-Based Compensation

The Company’s stock option activity and related information for the six months ended June 30, 2017 was as follows:

	Number Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
				(in thousands)
Outstanding - December 31, 2016	875,021	$55.20
Options granted	192,569	$6.94	—	$—
Options exercised	(133)	$4.20	—	$—
Options forfeited	(70,182)	$27.03	—	$—
Outstanding - June 30, 2017	997,275	$47.87	7.01	$440
Vested and expected to vest after June 30, 2017	895,140	$51.99	6.76	$310
Exercisable at June 30, 2017	539,738	$76.14	5.36	$—

The Company’s restricted stock units (or "RSUs") and restricted stock activity and related information for the six months ended June 30, 2017 are as follows:

	RSUs	Weighted- Average Grant- Date Fair Value	Weighted Average Remaining Contractual Life (Years)
Outstanding - December 31, 2016	454,923	$17.48
Awarded	354,117	$6.74	—
Vested	(106,833)	$22.33	—
Forfeited	(35,871)	$13.76	—
Outstanding - June 30, 2017	666,336	$11.20	1.64
Expected to vest after June 30, 2017	501,550	$11.56	1.45

Stock-based Compensation Expense

Stock-based compensation expense related to options and restricted stock units granted to employees and non-employees was allocated to research and development expense and sales, general and administrative expense as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Research and development	$441	$485	$925	$976
Sales, general and administrative	597	1,304	1,759	2,864
Total stock-based compensation expense	$1,038	$1,789	$2,684	$3,840

As of June 30, 2017, there was unrecognized compensation expense of $8.5 million related to stock options and RSUs. The Company expects to recognize this expense over a weighted-average period of 2.9 years.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Expected dividend yield	—%	—%	—%	—%
Risk-free interest rate	1.82%	1.4%	1.82%	1.4%
Expected term (in years)	5.38	6.16	5.38	6.16
Expected volatility	85.7%	72.5%	85.7%	72.5%

11. Related Party Transactions

Related Party Financings

See Note 5, “Debt and Mezzanine Equity” for a description of related party financings and related transactions during the three and six months ended June 30, 2017. In addition, see Note 14, “Subsequent Events” for related party financings and related transactions subsequent to June 30, 2017.

As of June 30, 2017 and December 31, 2016, convertible notes and loans with related parties were outstanding in aggregate amounts of $46.3 million and $72.4 million, respectively, net of debt discount and issuance costs of $5.1 million and $6.7 million, respectively.

The fair value of the derivative liability in connection with the related party convertible notes and preferred stock as of June 30, 2017 and December 31, 2016 was $41.0 million and $0.8 million, respectively. For the three months ended June 30, 2017 and 2016, the Company recognized gains from change in fair value of the derivative instruments of $22.3 million and $3.9 million, respectively. For the six months ended June 30, 2017 and 2016, the Company recognized gains from change in fair value of the derivative instruments of $20.0 million and $8.4 million, respectively (see Note 3, "Fair Value of Financial Instruments", for further details).

Related Party Revenues

During the three and six months ended June 30, 2017 and 2016, the Company recognized $0.1 million of related party revenues from R&D services to DSM. Related party accounts receivable as of June 30, 2017 and December 31, 2016, were $0.6 million and $0.8 million, respectively.

Joint Venture with Cosan and American Refining Group

In June 2017, the Company made a $60,000 equity contribution to its investment in Novvi LLC.

Pilot Plant Agreements with Total

The Company and Total are parties to two five-year agreements, each dated April 4, 2014 and subsequently amended, under which the Company leases space in its pilot plants to Total and provides Total with fermentation and downstream separation scale-up services in such space and training to Total employees, and utilizes Total employees to perform certain research and development services for the Company. At June 30, 2017 and December 31, 2016, the net amounts on our condensed consolidated balance sheets in connection with these agreements were payables to Total of $1.4 million and $1.8 million, respectively.

12. Income Taxes

The Company recorded income tax provisions of $0.3 million and $0.1 million for the three months ended June 30, 2017 and 2016, respectively and $0.3 million and $0.3 million for the six months ended June 30, 2017 and 2016, respectively. The provisions for income taxes for all periods presented consisted of accrued Brazilian withholding tax on interest on intercompany loans. Other than the above mentioned income tax amounts, no additional provision for income taxes has been made, net of the valuation allowance, due to cumulative losses since commencement of the Company's operations.

13. Net Loss per Share Attributable to Common Stockholders

Basic net loss per share attributable to common stockholders is computed by dividing the Company’s net loss attributable to Amyris, Inc. common stockholders by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share attributable to common stockholders is computed by giving effect to all potentially dilutive securities, including stock options, restricted stock units, common stock warrants and convertible promissory notes using the treasury stock method or the as-converted method, as applicable. For the three and six months ended June 30, 2017, basic net loss per share attributable to common stockholders was the same as diluted net loss per share attributable to common stockholders because the inclusion of all potentially dilutive securities outstanding was anti-dilutive.

The following table presents the calculation of basic and diluted net loss per share attributable to common stockholders (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Numerator:
Net income (loss)	$620	$(13,566)	$(36,751)	$(28,874)
Less deemed dividend (capital distribution to related parties)	(8,648)	—	(8,648)	—
Less deemed dividend related to beneficial conversion feature on Series A preferred stock	(562)	—	(562)	—
Less cumulative dividends on Series A and Series B preferred stock	(1,675)	—	(1,675)	—
Net loss attributable to Amyris, Inc. common stockholders, basic	(10,265)	(13,566)	(47,636)	(28,874)
Interest on convertible debt	—	1,591	—	3,501
Accretion of debt discount	—	1,846	—	3,479
Loss (gain) from change in fair value of derivative instruments	—	(19,116)	—	(37,803)
Net loss attributable to Amyris, Inc. common stockholders, diluted	$(10,265)	$(29,245)	$(47,636)	$(59,697)

Denominator:
Weighted-average shares of common stock outstanding used in computing net loss per share of common stock, basic	23,155,874	14,874,135	21,226,013	14,426,247
Basic loss per share	$(0.44)	$(0.91)	$(2.24)	$(2.00)

Weighted-average shares of common stock outstanding	23,155,874	14,874,135	21,226,013	14,426,247
Effect of dilutive convertible promissory notes	—	2,652,275	—	2,827,714
Weighted-average common stock equivalents used in computing net loss per share of common stock, diluted	23,155,874	17,526,410	21,226,013	17,253,961
Diluted loss per share	$(0.44)	$(1.67)	$(2.24)	$(3.46)

The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share of common stock because including them would have been anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Period-end stock options to purchase common stock	997,275	948,603	997,275	948,603
Convertible promissory notes (1)	6,270,734	4,489,743	6,270,734	4,489,743
Period-end common stock warrants	16,871,700	193,429	16,871,700	193,429
Period-end restricted stock units	666,336	520,602	666,336	520,602
Total	24,806,045	6,152,377	24,806,045	6,152,377

______________

(1)	The potentially dilutive effect of convertible promissory notes was computed based on conversion ratios in effect as of the respective period end dates. A portion of the convertible promissory notes issued carries a provision for a reduction in conversion price under certain circumstances, which could potentially increase the dilutive shares outstanding. Another portion of the convertible promissory notes issued carries a provision for an increase in the conversion rate under certain circumstances, which could also potentially increase the dilutive shares outstanding.

14. Subsequent Events

August 2017 Financing Transactions

DSM Purchase Agreement

On August 2, 2017, the Company entered into a Securities Purchase Agreement (or the DSM Purchase Agreement) with DSM for the issuance and sale of 25,000 shares of Series B Preferred Stock and an August 2017 DSM Cash Warrant (as defined below) to purchase 3,968,116 shares of Common Stock and an August 2017 DSM Dilution Warrant (as defined below) (or, collectively, the August 2017 DSM Warrants and the shares of common stock issuable upon exercise of the DSM Warrants, the August 2017 DSM Warrant Shares) in a private placement pursuant to the exemption from registration under Section 4(a)(2) of the Securities Act and Regulation D promulgated under the Securities Act (or the August 2017 DSM Offering).

On August 7, 2017, the Company and DSM closed the issuance and sale of 25,000 shares of Series B Preferred Stock and the DSM Warrants (or the August 2017 DSM Closing), resulting in net proceeds to the Company of approximately $24.8 million after payment of offering expenses. In addition, on August 7, 2017, the Company and DSM entered into the Amended and Restated Stockholder Agreement (as defined below) and certain of the License Agreements became effective. The August 2017 DSM Offering represented the “Second Tranche Funding” described above in Note 5, “Debt and Mezzanine Equity.”

The DSM Purchase Agreement includes customary representations, warranties and covenants of the parties. In addition, the Company, subject to certain exceptions, (i) may not issue, enter into any agreement to issue or announce the issuance or proposed issuance of any shares of Common Stock or securities convertible into or exercisable or exchangeable for Common Stock until October 31, 2017, (ii) may not enter into an agreement to effect any issuance by the Company involving a variable rate transaction until May 11, 2018 and (iii) may not issue any shares of common stock or securities convertible into or exercisable or exchangeable for common stock at a price below the Dilution Floor (as defined below) without DSM’s consent.

DSM Warrants

At the August 2017 DSM Closing, the Company issued to DSM a warrant, with an exercise price of $6.30 per share, to purchase 3,968,116 shares of common stock (or the August 2017 DSM Cash Warrant). The exercise price of the August 2017 DSM Cash Warrant is subject to standard adjustments as well as full-ratchet anti-dilution protection for any issuance by the Company of equity or equity-linked securities during the three-year period following the DSM Closing (or the DSM Dilution Period) at a per share price (including any conversion or exercise price, if applicable) less than the then-current exercise price of the DSM Cash Warrant, subject to certain exceptions.

In addition, at the DSM Closing, the Company issued to DSM a warrant, with an exercise price of $0.0001 per share (or the August 2017 DSM Dilution Warrant), to purchase a number of shares of common stock sufficient to provide DSM with full-ratchet anti-dilution protection for any issuance by the Company of equity or equity-linked securities during the DSM Dilution Period at a per share price (including any conversion or exercise price, if applicable) less than $6.30 per share, the effective per share price paid by DSM for the shares of common stock issuable upon conversion of the Series B Preferred Stock purchased by DSM in the August 2017 DSM Offering (including shares of common stock issuable as payment of dividends or the Make-Whole Payment, assuming that all such dividends and the Make-Whole Payment are made in Common Stock), subject to certain exceptions and subject to a price floor of $0.10 per share (or the Dilution Floor).

The effectiveness of the anti-dilution adjustment provision of the August 2017 DSM Cash Warrant and the exercise of the August 2017 DSM Dilution Warrant will be subject to the August 2017 Offerings Stockholder Approval (as defined below). The August 2017 DSM Warrants will each have a term of five years from the date the August 2017 DSM Warrants are initially exercisable.

The August 2017 DSM Warrants were issued in a private placement pursuant to the exemption from registration under Section 4(a)(2) of the Securities Act and Regulation D promulgated under the Securities Act.

Registration

Pursuant to the DSM Purchase Agreement, the Company on August 4, 2017 filed a registration statement on Form S-3 providing for the resale by DSM of the shares of common stock issuable upon conversion of the Series B Preferred Stock issued in the August 2017 DSM Offering, and the August 2017 DSM Warrant Shares.

Amended and Restated Stockholder Agreement

In connection with the August 2017 DSM Closing, the Company and DSM entered into an amendment to the stockholder agreement dated May 11, 2017 between the Company and DSM (or the Amended and Restated Stockholder Agreement) providing, among other things, that DSM will have the right to designate two directors selected by DSM (or the DSM Directors), subject to certain restrictions, to the Board. The Company will agree to appoint the DSM Directors and to use reasonable efforts, consistent with the Board’s fiduciary duties, to cause the DSM Directors to be re-nominated in the future; provided, that (i) DSM will only have the right to designate one DSM Director at such time as DSM beneficially owns less than 10% of the Company’s outstanding voting securities and (ii) DSM will no longer have the right to designate any DSM Director at such time as DSM beneficially owns less than 4.5% of the Company’s outstanding voting securities. The Amended and Restated Stockholder Agreement also provides that the Series B Conversion Shares and August 2017 DSM Warrant Shares will (i) be entitled to the registration rights provided for in the Stockholder Agreement and (ii) be subject to the transfer restrictions set forth in the Stockholder Agreement.

Following the August 2017 DSM Closing, the parties will negotiate in good faith regarding an agreement concerning the development of certain products in the health and nutrition field and, in the event that the parties do not reach such agreement prior to 90 days after the August 2017 DSM Closing, (a) certain exclusive negotiating rights granted to DSM in connection with the entry into the Stockholder Agreement will expire, (b) on the first anniversary of the August 2017 DSM Closing and each subsequent anniversary thereof, the Company will make a $5 million cash payment to DSM, provided that the aggregate amount of such payments shall not exceed $25 million, and (c) an intellectual property escrow agreement relating to the License Agreements, entered into by the Company and DSM in connection with the entry into the Stockholder Agreement, will become effective.

Vivo Purchase Agreement

On August 2, 2017, the Company entered into a Securities Purchase Agreement (or the August 2017 Vivo Purchase Agreement and, together with the DSM Purchase Agreement, the August 2017 Purchase Agreements) with affiliates of Vivo Capital LLC (or, together with its affiliates, Vivo) for the issuance and sale of an aggregate of 2,826,711 shares of common stock at a price of $4.26 per share, an aggregate of 12,958 shares of the Company’s Series D Convertible Preferred Stock, par value $0.0001 per share (or the Series D Preferred Stock), which Series D Preferred Stock is convertible into common stock as described below, and August 2017 Vivo Cash Warrants (as defined below) to purchase an aggregate of 5,575,118 shares of common stock and August 2017 Vivo Dilution Warrants (as defined below) (or, collectively, the Vivo Warrants and the shares of common stock issuable upon exercise of the August 2017 Vivo Warrants, the August 2017 Vivo Warrant Shares) in a private placement pursuant to the exemption from registration under Section 4(a)(2) of the Securities Act and Regulation D promulgated under the Securities Act (or the August 2017 Vivo Offering).

On August 3, 2017, the Company and Vivo closed the issuance and sale of an aggregate of 2,826,711 shares of Common Stock, an aggregate of 12,958 shares of Series D Preferred Stock and the Vivo Warrants (or the August 2017 Vivo Closing), resulting in net proceeds to the Company of approximately $24.8 million after payment of offering expenses. In addition, on August 3, 2017, the Company and Vivo entered into the Vivo Stockholder Agreement (as defined below).

The August 2017 Vivo Purchase Agreement includes customary representations, warranties and covenants of the parties. In addition, pursuant to the August 2017 Vivo Purchase Agreement, the Company, subject to certain exceptions, may not issue any shares of common stock or securities convertible into or exercisable or exchangeable for common stock at a price below the Dilution Floor without Vivo’s consent.

Series D Preferred Stock

Each share of Series D Preferred Stock has a stated value of $1,000 and, subject to the August 2017 Vivo Offering Beneficial Ownership Limitation (as defined below), is convertible at any time, at the option of Vivo, into common stock (such shares, the Series D Conversion Shares) at a conversion price of $4.26 per share (or the Series D Conversion Rate). The Series D Conversion Rate is subject to adjustment in the event of any dividends or distributions of the common stock, or any stock split, reverse stock split, recapitalization, reorganization or similar transaction.

Prior to declaring any dividend or other distribution of its assets to holders of common stock, the Company shall first declare a dividend per share on the Series D Preferred Stock equal to $0.0001 per share. In addition, the Series D Preferred Stock will be entitled to participate with the Common Stock on an as-converted basis with respect to any dividends or other distributions to holders of common stock.

Unless and until converted into common stock in accordance with its terms, the Series D Preferred Stock has no voting rights, other than as required by law or with respect to matters specifically affecting the Series D Preferred Stock.

In the event of a Fundamental Transaction, the holders of the Series D Preferred Stock will have the right to receive the consideration receivable as a result of such Fundamental Transaction by a holder of the number of shares of common stock for which the Series D Preferred Stock is convertible immediately prior to such Fundamental Transaction (without regard to whether such Series D Preferred Stock is convertible at such time), which amount shall be paid pari passu with all holders of common stock. A Fundamental Transaction is defined in the Certificate of Designation of Preferences, Rights and Limitations relating to the Series D Preferred Stock as any of the following: (i) merger with or consolidation into another legal entity; (ii) sale, lease, license, assignment, transfer or other disposition of all or substantially all of the Company’s assets in one or a series of related transactions; (iii) purchase offer, tender offer or exchange offer of the Company’s common stock pursuant to which holders of the Company’s common stock are permitted to sell, tender or exchange their shares for other securities, cash or property and has been accepted by the holders of 50% or more of the outstanding common stock; (iv) reclassification, reorganization or recapitalization of the Company’s stock; or (v) stock or share purchase agreement that results in another party acquiring more than 50% of the Company’s outstanding shares of common stock.

Upon any liquidation, dissolution or winding-up of the Company, the holders of the Series D Preferred Stock shall be entitled to receive out of the assets of the Company the same amount that a holder of Common Stock would receive if the Series D Preferred Stock were fully converted to common stock immediately prior to such liquidation, dissolution or winding-up (without regard to whether such Series D Preferred Stock is convertible at such time) , which amount shall be paid pari passu with all holders of common stock.

Notwithstanding the foregoing, the holders will not have the right to convert any Series D Preferred Stock, and the Company shall not effect any conversion of the Series D Preferred Stock, if the holder, together with its affiliates, would beneficially own in excess of 9.99% of the number of shares of common stock outstanding immediately after giving effect to the issuance of shares of Common Stock issuable upon conversion of such Series D Preferred Stock (or the August 2017 Vivo Offering Beneficial Ownership Limitation). The holders may waive the August 2017 Vivo Offering Beneficial Ownership Limitation upon notice to the Company, provided that such waiver (i) will not be effective until the 61st day after such notice is delivered to the Company, (ii) shall only apply to such holder and no other holder and (iii) will not be effective to the extent such waiver would require the prior approval of the Company’s stockholders, unless such approval has been obtained.

On August 3, 2017, the Company filed the Certificate of Designation of Preferences, Rights and Limitations of Series D Convertible Preferred Stock with the Secretary of State of Delaware.

Vivo Warrants

At the August 2017 Vivo Closing, the Company issued to Vivo warrants, each with an exercise price of $6.39 per share, to purchase an aggregate of 5,575,118 shares of common stock (or the August 2017 Vivo Cash Warrants). The exercise price of the August 2017 Vivo Cash Warrants is subject to standard adjustments as well as full-ratchet anti-dilution protection for any issuance by the Company of equity or equity-linked securities during the three-year period following the August Vivo Closing (or the Vivo Dilution Period) at a per share price (including any conversion or exercise price, if applicable) less than the then-current exercise price of the August 2017 Vivo Cash Warrants, subject to certain exceptions.

In addition, at the August 2017 Vivo Closing the Company issued to Vivo warrants, with an exercise price of $0.0001 per share (or the August 2017 Vivo Dilution Warrants), to purchase a number of shares of common stock sufficient to provide Vivo with full-ratchet anti-dilution protection for any issuance by the Company of equity or equity-linked securities during the Vivo Dilution Period at a per share price (including any conversion or exercise price, if applicable) less than $4.26 per share, subject to certain exceptions and subject to the Dilution Floor.

The effectiveness of the anti-dilution adjustment provisions of the August 2017 Vivo Cash Warrants and the exercise of the August 2017 Vivo Dilution Warrants will be subject to the August 2017 Offerings Stockholder Approval. The August 2017 Vivo Warrants will each have a term of five years from the date the August 2017 Vivo Warrants are initially exercisable. In addition, the exercise of the August 2017 Vivo Warrants will be subject to the August 2017 Vivo Offering Beneficial Ownership Limitation.

The August 2017 Vivo Warrants were issued in a private placement pursuant to the exemption from registration under Section 4(a)(2) of the Securities Act and Regulation D promulgated under the Securities Act.

Vivo Stockholder Agreement

In connection with the August 2017 Vivo Closing, the Company and Vivo entered into a Stockholder Agreement (or the Vivo Stockholder Agreement) that sets forth certain rights and obligations of Vivo and the Company. Pursuant to the Vivo Stockholder Agreement, Vivo will have the right to designate one director selected by Vivo (or the Vivo Director), subject to certain restrictions, to the Board. The Company agreed to appoint the Vivo Director and to use reasonable efforts, consistent with the Board’s fiduciary duties, to cause the Vivo Director to be re-nominated in the future; provided, that Vivo will no longer have the right to designate any Vivo Director at such time as Vivo beneficially owns less than 4.5% of the Company’s outstanding voting securities. In addition, for so long as Vivo beneficially owns at least 4.5% of the Company’s outstanding voting securities, a representative of Vivo shall be entitled to attend all Board meetings in a nonvoting observer capacity and to receive copies of all materials that the Company provides to its directors, at the same time and in the same manner, subject to certain exceptions. Furthermore, Vivo will have the right to purchase additional shares of capital stock of the Company in connection with a sale of equity or equity-linked securities by the Company in a capital raising transaction for cash, subject to certain exceptions, to maintain its proportionate ownership percentage in the Company (or the Vivo Pre-Emptive Rights).

Pursuant to the Vivo Stockholder Agreement, Vivo will agree not to sell or transfer any of the shares of common stock, Series D Preferred Stock or August 2017 Warrants purchased by Vivo in the August 2017 Vivo Offering, or any shares of common stock issuable upon conversion or exercise thereof (the Vivo Transfer Restricted Shares), other than to its affiliates, without the consent of the Company during the one-year period following the August 2017 Vivo Closing. Thereafter, Vivo will have the right to sell or transfer the Vivo Transfer Restricted Shares to any third party, other than a competitor of the Company or any controlled affiliate of a competitor of the Company; provided, that the Company will have a limited right of first offer with respect to any such sale or transfer other than to affiliates of Vivo. In addition, Vivo will agree that, other than in connection with the purchase, conversion or exercise of (i) the Series D Preferred Stock or August 2017 Vivo Warrants or (ii) the exercise of Vivo Pre-Emptive Rights, until the later of (i) three years from the August 2017 Vivo Closing and (ii) three months after there is no Vivo Director on the Board, Vivo will not, without the prior consent of the Board, among other things, purchase any common stock, any options or other rights to acquire common stock or any indebtedness of the Company, or make any public offer to acquire common stock, options or other rights to acquire common stock or indebtedness of the Company, that would result in Vivo and its affiliates beneficially owning more than 33% of the Company’s outstanding voting securities at the time of acquisition (assuming the exercise or conversion, whether then exercisable or convertible, of any shares of Series D Preferred Stock or August 2017 Vivo Warrants beneficially owned by Vivo and/or its affiliates), join in any solicitation of proxies for any matter not previously approved by the Board, or join any “group” (as such term is defined in Section 13(d)(3) of the Securities Exchange Act of 1934) with respect to any of the foregoing.

In addition, the Company has agreed to register, via one or more registration filed with the SEC under the Securities Act, the shares of common stock purchased in the August 2017 Vivo Offering, as well as the Series D Conversion Shares and August 2017 Vivo Warrant Shares. Under the terms of the Vivo Stockholder Agreement, the Company is required to use its reasonable efforts to prepare and file such registration statement as soon as practicable and no later than November 7, 2017, and to use its reasonable best efforts to cause the registration statement to be declared effective by the SEC as soon as practicable and no later than December 22, 2017. In addition, Vivo may request that up to three of such registrations provide for an underwritten offering of such shares. In addition, if the Company registers any of its securities for public sale under the Securities Act, Vivo will have the right to include their shares in the registration statement, subject to certain exceptions. The managing underwriter of any underwritten offering will have the right to limit, due to marketing reasons, the number of shares registered by Vivo to 25% of the total shares covered by the registration statement. The Company will agree to pay all expenses incurred in connection with the exercise of such demand and piggyback registration rights, except for legal costs of Vivo, stock transfer taxes and underwriting discounts and commissions.

Stockholder Approval

Pursuant to the August 2017 Purchase Agreements, the Company has agreed to solicit from the Company’s stockholders such approval as may be required by the applicable rules and regulations of the NASDAQ Stock Market with respect to the anti-dilution provisions of the August 2017 DSM Warrants and the August 2017 Vivo Warrants (or the August 2017 Offerings Stockholder Approval) at an annual or special meeting of stockholders to be held on or prior to the date of the Company’s 2018 annual meeting of stockholders, and to use commercially reasonable efforts to secure the August 2017 Offerings Stockholder Approval. DSM and Vivo may, at their option, upon at least 90 days’ prior written notice, require the Company to hold a stockholder meeting prior to the Company’s 2018 annual meeting of stockholders. Pursuant to the August 2017 Purchase Agreements, if the Company does not obtain the August 2017 Offerings Stockholder Approval at the first stockholder meeting, the Company will call a stockholder meeting every four months thereafter to seek the August 2017 Offerings Stockholder Approval until the earlier of the date the August 2017 Offerings Stockholder Approval is obtained or the August 2017 DSM Warrants and the August 2017 Vivo Warrants are no longer outstanding. In addition, pursuant to the August 2017 Purchase Agreements, until the August 2017 Offerings Stockholder Approval has been obtained and deemed effective, the Company may not issue any shares of common stock or securities convertible into or exercisable or exchangeable for common stock if such issuance would have triggered the anti-dilution adjustment provisions in the August 2017 DSM Warrants or the August 2017 Vivo Warrants (if the August 2017 Offerings Stockholder Approval had been obtained prior to such issuance) without the prior written consent of DSM and Vivo, respectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and the related notes that appear elsewhere in this Quarterly Report on Form 10-Q. These discussions contain forward-looking statements reflecting our current expectations that involve risks and uncertainties which are subject to safe harbors under the Securities Act of 1933, as amended (the Securities Act), and the Securities Exchange Act of 1934 (the Exchange Act). These forward-looking statements include, but are not limited to, statements concerning our strategy of achieving a significant reduction in net cash outflows in 2017, future production capacity and other aspects of our future operations, ability to improve our production efficiencies, future financial position, future revenues, projected costs, expectations regarding demand and acceptance for our technologies, growth opportunities and trends in the market in which we operate, prospects and plans and objectives of management. The words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “will,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward looking statements. These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those in the forward-looking statements, including, without limitation, the risks set forth in Part II, Item 1A, “Risk Factors,” in this Quarterly Report on Form 10-Q and in our other filings with the Securities and Exchange Commission. We do not assume any obligation to update any forward-looking statements.

Overview

Amyris, Inc. (the “Company,” “Amyris,” “we,” “us,” or “our”) is a leading industrial biotechnology company that is applying its technology platform to engineer, manufacture and sell high performance products into the Health and Nutrition, Personal Care and Performance Materials markets. Our proven technology platform allows us to rapidly engineer microbes and use them as catalysts to metabolize renewable, plant-sourced sugars into large volume, high-value ingredients. Our biotechnology platform and industrial fermentation process replace existing complex and expensive chemical manufacturing processes. The Company has successfully used its technology to develop and produce at commercial volumes five distinct molecules.

We believe industrial synthetic biology represents a third industrial revolution, bringing together biology and engineering to generate new, more sustainable materials to meet the growing global demand for bio-based replacements for petroleum, and animal- or plant-derived ingredients. We continue to build demand for our current portfolio of products through a sales network comprised of direct sales and distributors, and are engaged in collaborations across each of our three market focus areas to drive additional product sales and partnership opportunities. Via our partnership model, our partners invest in the development of each molecule to bring it from the lab to commercial scale. We then capture long term revenue both through the production and sale of the molecule to our partners and through value sharing of our partners' product sales.

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

We focused our initial development efforts primarily on the production of Biofene®, our brand of renewable farnesene, a long-chain, branched hydrocarbon molecule that we manufacture through fermentation using engineered microbes. Our farnesene derivatives are sold in hundreds of products as nutraceuticals, skin care products, fragrances, solvents, polymers, and lubricant ingredients. The commercialization of farnesene pushed us to create a more cost efficient, faster and accurate development process in the lab and drive costs out of our Brotas, Brazil production facility. This investment has enabled our technology platform to rapidly develop microbial strains and commercialize target molecules. In 2014, we began manufacturing additional molecules for the flavors and fragrance (F&F) industry; in 2015 we began investing to expand our capabilities to other small molecule chemical classes beyond terpenes via our collaboration with the Defense Advanced Research Project Agency (DARPA), and in 2016 we expanded into proteins.

We have invested over $500 million in infrastructure and technology to create microbes that produce molecules from sugar or other feedstocks at commercial scale. This platform has been used to design, build, optimize, and upscale strains producing five distinct molecules, leading to more than 15 commercial products used in over 500 consumer products. Our time to market for molecules has decreased from seven years to less than a year for our most recent molecule, mainly due to our ability to leverage the technology platform we have built.

Our technology platform has been in active use since 2008, and has been integrated with our commercial production since 2011, creating a seamless organism development process that we believe makes Amyris an industry leader in the successful scale-up and commercialization of biotech produced molecules. The key performance characteristics of our platform that we believe differentiate Amyris include our proprietary computational tools, strain construction tools, screening and analytics tools, and advanced lab automation and data integration. Our state-of-the-art infrastructure includes industry leading strain engineering and lab automation located in Emeryville, California, pilot scale production facilities in Emeryville, California and Campinas, Brazil, a demonstration-scale facility in Campinas, Brazil and a commercial-scale production facility in Brotas, Brazil.

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

Sales and Revenues

Our revenues are comprised of grant and collaboration revenues that fund our R&D activities and product and value share revenues that provide a long-term revenue stream for Amyris.

We have entered into research and development collaboration arrangements pursuant to which we receive payments from our collaborators, which include DSM Nutritional Products Ltd, DARPA, Firmenich SA, PureCircle Ltd. and Givaudan International SA and others. Some of our collaboration arrangements provide for advance payments in consideration for grants of exclusivity or research efforts to be performed by us. Once a collaboration agreement has been signed, receipt of payments may depend on our achievement of milestones. See Note 8, “Significant Agreements” to our unaudited condensed consolidated financial statements included in this report for more details regarding these agreements and arrangements.

Our Biofene derived product sales consist of direct-to-consumer sales of our Biossance product line sold in the cosmetics sector, and from business-to-business product sales to customers sold directly through Amyris and also via distributors. Our direct-to-consumer sales of our Biossance product line are continuing to grow through our Sephora sales channel as well as our online sales from our website Biossance.com. Biossance was initially launched with Sephora on their online store where it was the most successful brand launch for Sephora.com. We then carried the unprecedented success for a new brand into their brick and mortar stores in the second quarter of this year with 35 stores. Sephora has committed an additional 47 stores for the rollout of Biossance in the second half of this year. And Sephora Canada has committed to carrying the Biossance brand in all of their stores starting in the first half of 2018. The line consists of six products that utilize squalane in their formulation with a pipeline of additional products to further grow and underpin the DNA of the brand. To commercialize, market and distribute our initial Biofene-derived product, squalane, in the cosmetics sector for use as an emollient, we have established a joint venture with Nikko Chemicals Co., Ltd. and Nippon Surfactant Industries Co., Ltd, called Aprinnova LLC. The production facility in Leland, North Carolina that we acquired in December 2016, performs chemical conversion and production of our end products and was transferred to the joint venture. See Note 7 "Joint Ventures and Noncontrolling Interest" to our unaudited condensed consolidated financial statements included in this report for more details regarding our joint ventures. We have also entered into certain supply agreements with customers in the Health and Nutrition, Personal Care and Performance Materials markets, including Nenter & Co., and Kuraray Co. Ltd., to commercialize products derived from Biofene.

We have several other collaboration molecules in our development pipeline with partners, such as Givaudan, Firmenich and DSM that will contribute product sales and value share revenues once they are commercialized.

Financing

We have taken actions to improve our liquidity by issuing additional stock for cash and converting debt and accrued interest to equity. See the "Liquidity and Capital Resources" section below for more information.

Results of Operations

Comparison of Three Months Ended June 30, 2017 and 2016

Revenues

	Three Months Ended June 30,		Period-to-period Change	Percentage Change
	2017	2016
	(In thousands)
Revenues
Renewable product sales	$12,729	$4,922	$7,807	159%
Grants and collaborations revenue	12,950	4,677	8,273	177%
Total revenues	$25,679	$9,599	$16,080	168%

Total revenues increased by $16.1 million to $25.7 million for the three months ended June 30, 2017, as compared to the same period in the prior year.

Product sales increased by $7.8 million to $12.7 million for the three months ended June 30, 2017, as compared to the same period in the prior year, driven by increases in sales of $6.6 million in the Health and Nutrition market, $1.4 million in Performance Materials markets, $0.9 million in Direct to Consumer sales and $0.8 million in the Cosmetics market, partially offset by a reduction of $1.9 million in sales in the Flavor and Fragrance market.

Grants and collaborations revenues increased by $8.3 million to $13.0 million for the three months ended June 30, 2017, as compared to the same period in the prior year, primarily due to increases of $2.7 million in the Health and Nutrition market, $2.4 million for DARPA and $1.5 million in the Flavor and Fragrance market.

Cost and Operating Expenses

	Three Months Ended June 30,		Period-to-period Change	Percentage Change
	2017	2016
	(In thousands)
Cost of products sold	$17,279	$7,891	$9,388	119%
Research and development	14,249	13,176	1,073	8%
Sales, general and administrative	15,949	11,408	4,541	40%
Total cost and operating expenses	$47,477	$32,475	$15,002	46%

Our cost of products sold includes cost of raw materials, labor and overhead, amounts paid to contract manufacturers, period costs related to inventory write-downs resulting from applying lower of cost or market inventory valuations, and costs related to scale-up in production of such products. Our cost of products sold increased by $9.4 million to $17.3 million for the three months ended June 30, 2017, as compared to the same period in the prior year, primarily driven by higher volumes of products sold, foreign currency exchange, and product mix. As a result, there are fluctuations to our cost of sales and gross margins.

Research and Development Expenses

Our research and development expenses increased by $1.1 million to $14.2 million for the three months ended June 30, 2017, as compared to the same period in the prior year, due to increases of $0.6 million for lab supplies and equipment and $0.5 million in personnel expenses.

Sales, General and Administrative Expenses

Our sales, general and administrative expenses increased by $4.5 million to $15.9 million for the three months ended June 30, 2017, as compared to the same period in the prior year, due to a $2.5 million charge related to a collaboration agreement termination fee, $1.6 million increase in personnel expenses and $0.4 million increase in professional services.

Other Income

	Three Months Ended June 30,		Change	Percentage Change
	2017	2016
	(In thousands)
Other income (expense):
Interest income	$43	$82	$(39)	(48)%
Interest expense	(9,303)	(9,704)	401	(4)%
(Loss) gain from change in fair value of derivative instruments	35,775	20,934	14,841	71%
Loss upon extinguishment of debt	(3,624)	(433)	(3,191)	737%
Other expense, net	(163)	(1,431)	1,268	(89)%
Total other income	$22,728	$9,448	$13,280	141%

Total other income increased by $13.3 million to $22.7 million for the three months ended June 30, 2017, as compared to total other income of $9.4 million for the same period in the prior year. The increase was primarily attributable to a $14.8 million increase in fair value of derivative instruments, which are comprised of two elements – compound embedded derivative liabilities associated with our senior secured convertible promissory notes, and interest rate swap derivative liabilities.

Other expense, net decreased by $1.3 million, primarily due to foreign currency exchange gains for the three months ended June 30, 2017.

Comparison of Six Months Ended June 30, 2017 and 2016

Revenues

	Six Months Ended June 30,		Period-to-period Change	Percentage Change
	2017	2016
	(In thousands)
Revenues
Renewable product sales	$21,021	$8,062	$12,959	161%
Grants and collaborations revenue	17,639	10,347	7,292	70%
Total revenues	$38,660	$18,409	$20,251	110%

Total revenues increased by $20.3 million to $38.7 million for the six months ended June 30, 2017, as compared to the same period in the prior year.

Product sales increased by $13.0 million to $21.0 million for the six months ended June 30, 2017, as compared to the same period in the prior year, driven by increases of $8.9 million in the Health and Nutrition market, $3.1 million in the Performance Materials market, $1.7 million in Cosmetic markets, and $1.5 million in the Direct to Consumer market, partially offset by a reduction of $2.2 million in Flavor and Fragrances.

Grants and collaborations revenues increased by $7.3 million to $17.6 million for the six months ended June 30, 2017, compared to the same period in the prior year due to increases of $6.3 million in collaboration revenues, $4.6 million in the Health and Nutrition market, and $3.0 million in the Cosmetics market, partially offset by a $2.6 million decrease in the Flavor and Fragrances market. Additionally, we achieved major milestones under a government contract, resulting in grants and collaborations revenues for the six months ended June 30, 2017 of $2.2 million.

Cost and Operating Expenses

	Six Months Ended June 30,		Period-to-period Change	Percentage Change
	2017	2016
	(In thousands)
Cost of products sold	$30,047	$19,068	$10,979	58%
Research and development	28,956	25,082	3,874	15%
Sales, general and administrative	28,799	23,674	5,125	22%
Total cost and operating expenses	$87,802	$67,824	$19,978	29%

Our cost of products sold increased by $11.0 million to $30.0 million for the six months ended June 30, 2017, as compared to the same period in the prior year, primarily driven by higher volumes of products sold, foreign currency exchange, and product mix. As a result, there are fluctuations to our cost of sales and gross margins.

Research and Development Expenses

Our research and development expenses increased by $3.9 million to $29.0 million for the six months ended June 30, 2017, as compared to the same period in the prior year, due to increases of $1.6 million in consulting fees relating to a revenue sharing agreement, $1.4 million in personnel expenses, and $0.9 million in lab supplies.

Sales, General and Administrative Expenses

Our sales, general and administrative expenses increased by $5.1 million to $28.8 million for the six months ended June 30, 2017, as compared to the same period in the prior year, due to a $2.5 million charge related to a collaboration agreement termination fee, a $1.4 million increase in personnel expenses, and a $1.8 million increase in professional fees, partially offset by a $1.1 million reduction in stock-based compensation expense.

Other Income

	Six Months Ended June 30,
	2017	2016	Change	Percentage Change
	(In thousands)
Other income (expense):
Interest income	$105	$139	$(34)	(24)%
Interest expense	(21,486)	(18,062)	(3,424)	19%
Gain from change in fair value of derivative instruments	38,114	42,612	(4,498)	(11)%
Loss upon extinguishment of debt	(3,528)	(649)	(2,879)	444%
Other expense, net	(545)	(3,246)	2,701	(83)%
Total other income	$12,660	$20,794	$(8,134)	(39)%

Total other income decreased by $8.1 million to $12.7 million for the six months ended June 30, 2017, as compared to total income of $20.8 million for the same period in the prior year. The change was primarily attributable to two items: (i) an unfavorable $4.5 million change in fair value of derivative instruments, which are comprised of two elements – compound embedded derivative liabilities associated with our senior secured convertible promissory notes, and interest rate swap derivative liabilities; and (ii) a $3.4 million increase in interest expense, which was primarily due to a 21% increase in average debt, partially offset by a one percentage point decrease in effective interest rates on our outstanding debt.

Liquidity and Capital Resources

	June 30, 2017	December 31, 2016
	(Dollars in thousands)
Working capital deficit, excluding cash and cash equivalents	$(26,887)	$(77,895)
Cash and cash equivalents and short-term investments	$6,634	$28,524
Debt and capital lease obligations	$165,948	$228,299
Accumulated deficit	$(1,171,189)	$(1,134,438)

	Six Months Ended June 30,
	2017	2016
	(Dollars in thousands)
Net cash used in operating activities	$(60,179)	$(38,975)
Net cash used in investing activities	$(1,317)	$(174)
Net cash provided by financing activities	$39,417	$27,793

Working Capital Deficit. Our working capital deficit, excluding cash and cash equivalents, was $26.9 million at June 30, 2017, which represents a decrease of $51.0 million compared to a working capital deficit of $77.9 million at December 31, 2016. The decrease in the working capital deficit during the six months ended June 30, 2017 is primarily due to a decrease of $45.9 million in the current portion of long-term debt, including related party debt (see Note 5, “Debt and Mezzanine Equity” to our unaudited condensed consolidated financial statements included in this report for more details), along with increases of $3.4 million in accounts receivable and related party accounts receivable, and $1.4 million in prepaid expenses and other current assets.

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

We expect to fund our operations for the foreseeable future with cash and investments currently on hand, cash inflows from collaborations, grants, product sales and if needed, equity and debt financings. Some of our anticipated financing sources, such as research and development collaborations and equity and debt financings, if needed, are subject to risk that we cannot meet milestones, are not yet subject to definitive agreements or mandatory funding commitments and, if needed, we may not be able to secure additional types of financing in a timely manner or on reasonable terms, if at all. Our planned 2017 and 2018 working capital needs and our planned operating and capital expenditures for 2017 are dependent on significant inflows of cash from renewable product sales and existing collaboration partners, as well as additional funding from new collaborations. We will continue to need to fund our research and development and related activities and to provide working capital to fund production, storage, distribution and other aspects of our business.

Liquidity. We have incurred significant losses since our inception and believe that we will continue to incur losses and have negative cash flow from operations through first half 2018. As of June 30, 2017, we had an accumulated deficit of $1.2 billion and had cash, cash equivalents and short term investments of $6.6 million.

As of June 30, 2017, our debt (including related party debt), net of discount and issuance costs of $26.0 million, totaled $165.3 million, of which $13.3 million is classified as current. In addition to upcoming debt maturities, our debt service obligations over the next twelve months are significant, including $11.2 million of anticipated interest payments. Our debt agreements also contain various covenants, including restrictions on our business that could cause us to be at risk of defaults such as restrictions on additional indebtedness, material adverse effect and cross default clauses. A failure to comply with the covenants and other provisions of our debt instruments, including any failure to make a payment when required would generally result in events of default under such instruments, which could permit acceleration of such indebtedness. If such indebtedness is accelerated, it would generally also constitute an event of default under our other outstanding indebtedness, permitting acceleration of such other outstanding indebtedness. Any required repayment of our indebtedness as a result of acceleration or otherwise would lower our current cash on hand such that we would not have those funds available for use in our business or for payment of other outstanding indebtedness. Refer to Note 5, "Debt and Mezzanine Equity" and Note 6, “Commitments and Contingencies” to our unaudited condensed consolidated financial statements included in this report for further details regarding our debt arrangements.

In March 2016, we entered into an At Market Issuance Sales Agreement with third party agents (or the Agents) under which we may issue and sell shares of our common stock through the Agents having an aggregate offering price of up to $50.0 million from time to time in “at the market” offerings under our Registration Statement on Form S-3 (File No. 333-203216). This agreement includes no commitment by other parties to purchase shares we offer for sale. See Note 8, “Significant Agreements” to our unaudited condensed consolidated financial statements included in this report. As of the date hereof, $50.0 million remained available for future issuance under this facility. In addition, for the six months ended June 30, 2017, we issued $50.7 million of additional stock, issued $12.5 million of debt, and converted $68.9 million of debt to equity. We have significant outstanding debt and contractual obligations related to capital and operating leases, as well as purchase commitments.

Our condensed consolidated financial statements as of and for the three months ended June 30, 2017 have been prepared on the basis that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. Due to the factors described above, there is substantial doubt about the Company’s ability to continue as a going concern within one year after the date that these financial statements are issued. Our ability to continue as a going concern will depend, in large part, on our ability to achieve positive cash flows from operations during the next 12 months and extend existing debt maturities, which is uncertain. The financial statements do not include any adjustments that might result from the outcome of this uncertainty, which could have a material adverse effect on our financial condition. In addition, if we are unable to continue as a going concern, we may be unable to meet our obligations under our existing debt facilities, which could result in an acceleration of our obligation to repay all amounts outstanding under those facilities, and we may be forced to liquidate our assets. In such a scenario, the values we receive for our assets in liquidation or dissolution could be significantly lower than the values reflected in our financial statements.

Our operating plan for the remainder of 2017 and 2018 contemplates a significant reduction in our net cash outflows, resulting from (i) revenue growth from sales of existing and new products with positive gross margins, (ii) reduced production costs as a result of manufacturing and technical developments, and (iii) cash inflows from collaborations (see Note 14 “Subsequent Events” for details of financing transactions subsequent to June 30, 2017).

If we are unable to generate sufficient cash contributions from product sales, payments from existing and new collaboration partners, and draw sufficient funds from certain financing commitments due to contractual restrictions and covenants, we may need to obtain additional funding from equity or debt financings, agree to burdensome covenants, grant further security interests in our assets, enter into collaboration and licensing arrangements that require us to relinquish commercial rights, or grant licenses on terms that are not favorable.

If we do not achieve our planned operating results, our ability to continue as a going concern would be jeopardized and we may need to take the following actions to support our liquidity needs in 2018:

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

Collaboration Funding. For the six months ended June 30, 2017, we received $6.4 million in cash from collaborations, including $3.0 million under a collaboration agreement with a cosmetics partner.

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

Government Contracts. We are party to two U.S. government contracts, one with the Defense Advanced Research Project Agency (or DARPA), and the other with the United States Department of Energy (or DOE). For more information, see Note 8, “Significant Agreements” to our unaudited condensed consolidated financial statements included in this report, and our 10-K for the year ended December 31, 2016.

Convertible Note Offerings. In January 2017, we issued an additional $19.1 million in aggregate principal amount of 9.50% Convertible Senior Notes due 2019 (or the 2015 144A Notes) in exchange for the cancellation of $15.3 million in aggregate principal amount of outstanding Fidelity Notes, as described in more detail in Note 5, "Debt and Mezzanine Equity" to our unaudited condensed consolidated financial statements included in this report.

In February 2017 and May 2017, we and Total agreed to amend the remaining R&D Note, as described in more detail in Note 5, “Debt and Mezzanine Equity” to our unaudited condensed consolidated financial statements included in this report.

In May, September, October and December 2016 and April and June 2017, we issued $35.0 million in aggregate principal amount of convertible promissory notes to a private investor in offerings registered under the Securities Act, as described in more detail in Note 5, “Debt and Mezzanine Equity” to our unaudited condensed consolidated financial statements included in this report.

Banco Pine/Nossa Caixa Financing. In July 2012, we entered into a Note of Bank Credit and a Fiduciary Conveyance of Movable Goods agreement with each of Nossa Caixa and Banco Pine. Under these instruments, we borrowed an aggregate of R$52.0 million (U.S.$15.7 million based on the exchange rate as of June 30, 2017) as financing for capital expenditures relating to our manufacturing facility in Brotas, Brazil. The loans have a final maturity date of July 15, 2022 and bear a fixed interest rate of 5.5% per year. The loans are also subject to early maturity and delinquency charges upon occurrence of certain events including interruption of manufacturing activities at our manufacturing facility in Brotas, Brazil for more than 30 days, except during sugarcane off-season. The loans are secured by certain of our farnesene production assets at the manufacturing facility in Brotas, Brazil and we were required to provide parent guarantees to each of the lenders. As of June 30, 2017 and December 31, 2016, a principal amount of $12.3 million and $11.0 million, respectively, was outstanding under these loan agreements.

BNDES Credit Facility. In December 2011, we entered into a credit facility with Banco Nacional de Desenvolvimento Econômico e Social (or BNDES), a government-owned bank headquartered in Brazil (or the BNDES Credit Facility) to finance a production site in Brazil. The BNDES Credit Facility was for up to R$22.4 million (U.S.$6.8 million based on the exchange rate as of June 30, 2017), including an initial tranche for R$19.1 million. As of June 30, 2017 and December 31, 2016, we had R$2.9 million (U.S.$0.9 million) and R$7.6 million (U.S.$1.9 million), respectively, in outstanding advances under the BNDES Credit Facility.

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

The BNDES Credit Facility is collateralized by first priority security interest in certain of our equipment and other tangible assets totaling R$24.9 million (U.S.$7.5 million based on the exchange rate as of December 31, 2016). We are a parent guarantor for the payment of the outstanding balance under the BNDES Credit Facility. Additionally, we were required to provide a bank guarantee equal to 10% of the total approved amount (R$22.4 million in total debt) available under the BNDES Credit Facility. The BNDES Credit Facility contains customary events of default, including payment failures, failure to satisfy other obligations under the credit facility or related documents, defaults in respect of other indebtedness, bankruptcy, insolvency and inability to pay debts when due, material judgments, and changes in control of Amyris Brasil. If any event of default occurs, BNDES may terminate its commitments and declare immediately due all borrowings under the facility.

FINEP Credit Facility. In November 2010, we entered into a credit facility with Financiadora de Estudos e Projetos (or FINEP), a state-owned company subordinated to the Brazilian Ministry of Science and Technology (or the FINEP Credit Facility) to finance a research and development project on sugarcane-based biodiesel (or the FINEP Project) and provided for loans of up to an aggregate principal amount of R$6.4 million (U.S.$1.9 million based on the exchange rate as of June 30, 2017) which are secured by a chattel mortgage on certain equipment of Amyris as well as by bank letters of guarantee. All available credit under this facility was fully drawn. As of June 30, 2017 and December 31, 2016, the total outstanding loan balance under this credit facility was R$2.0 million (U.S.$0.6 million) and R$2.3 million (U.S.$0.7 million), respectively.

Interest on loans drawn under the FINEP Credit Facility is fixed at 5.0% per annum. In case of default under, or non-compliance with, the terms of the agreement, the interest on loans will be dependent on the long-term interest rate as published by the Central Bank of Brazil (such rate, the TJLP). If the TJLP at the time of default is greater than 6%, then the interest will be 5.0% plus a TJLP adjustment factor, otherwise the interest will be at 11.0% per annum. In addition, a fine of up to 10.0% will apply to the amount of any obligation in default. Additional interest on late balances will be 1.0% interest per month, levied on the overdue amount. Payment of the outstanding loan balance is being made in 81 monthly installments, which commenced in July 2012 and extends through March 2019. Interest on loans drawn and other charges are paid on a monthly basis and commenced in March 2011.

Senior Secured Loan Facility. In March 2014, we entered into a Loan and Security Agreement (or the LSA) with Hercules Technology Growth Capital, Inc. (or Hercules) to make available to Amyris a secured loan facility (or the Senior Secured Loan Facility) in an initial aggregate principal amount of up to $25.0 million, which loan facility was fully drawn at the closing. The LSA was subsequently amended in June 2014, March 2015 and November 2015 to extend additional credit facilities in an aggregate amount of up to $30,960,000, of which $15,960,000 was drawn, extend the maturity date of the loans, and remove, add and/or modify certain covenants and agreements under the LSA. In connection with such amendments, we paid aggregate fees of $1,450,000 to Hercules.

In June 2016, we were notified by Hercules that it had transferred and assigned its rights and obligations under the Senior Secured Loan Facility to Stegodon Corporation (or Stegodon), an affiliate of Ginkgo Bioworks, Inc. (or Ginkgo). In June 2016, in connection with the execution of an initial strategic partnership agreement with Ginkgo, we received a deferment from Stegodon of all scheduled principal repayments under the Senior Secured Loan Facility, as well as a waiver of the covenant in the LSA requiring us to maintain unrestricted, unencumbered cash in defined U.S. bank accounts in an amount equal to at least 50% of the principal amount of the loans then outstanding under the Senior Secured Loan Facility (or the Minimum Cash Covenant), through October 31, 2016. Refer to Note 8, “Significant Agreements” to our unaudited condensed consolidated financial statements included in this report for additional details. In October 2016, in connection with the execution of a definitive collaboration agreement with Ginkgo (or the Ginkgo Collaboration Agreement), we entered into a fourth amendment of the LSA with Stegodon, pursuant to which the parties agreed to (i) subject to our extending the maturity of certain of our other outstanding indebtedness (or the Extension Condition), extend the maturity date of the Senior Secured Loan Facility, (ii) make the Senior Secured Loan Facility interest-only until maturity, subject to the requirement that we apply certain monies received by us under the Ginkgo Collaboration Agreement to repay the amounts outstanding under the Senior Secured Loan Facility, up to a maximum amount of $1 million per month and (iii) waive the Minimum Cash Covenant until the maturity date of the Senior Secured Loan Facility. On January 11, 2017, the maturity date of the Senior Secured Loan Facility was extended to October 15, 2018 due to the Extension Condition being met as a result of the Fidelity Exchange (as defined below). See below under “Fidelity” for additional details. This modification of the Senior Secured Loan Facility was accounted for as a troubled debt restructuring with the future undiscounted cash flows being greater than the carrying value of the debt prior to extension. No gain was recorded and a new effective interest rate was established based on the carrying value of the debt and the revised cash flows. Subsequently, in January 2017, in connection with Stegodon granting certain waivers of the debt and transfer covenants under the LSA, we entered into a fifth amendment of the LSA with Stegodon, pursuant to which we agreed to apply additional monies received by us under the Ginkgo Collaboration Agreement towards repayment of the outstanding loans under the Senior Secured Loan Facility, up to a maximum amount of $3 million.

Certain of the loans under the Senior Secured Loan Facility accrue interest at a rate per annum equal to the greater of (i) the prime rate reported in the Wall Street Journal plus 6.25% and (ii) 9.50%, and certain of the loans under the Senior Secured Loan Facility accrued interest at a rate per annum equal to the greater of (i) the prime rate reported in the Wall Street Journal plus 5.25% and (ii) 8.5%. We may repay the outstanding amounts under the Senior Secured Loan Facility in full before the maturity date (October 15, 2018) if we pay an additional fee equal to 1% of the outstanding loans as well as an end of term charge in an aggregate amount of $3,267,200. In addition, we have agreed to pay (i) a fee of $425,000 on or prior to December 31, 2017 and (ii) a fee of $450,000 on or prior to the maturity date of the loans under the Senior Secured Loan Facility in connection with certain waivers and releases under the LSA granted in connection with the formation of our cosmetics joint venture in December 2016.

As of June 30, 2017, $27.8 million was outstanding under the Senior Secured Loan Facility, net of discount and issuance costs of $0.7 million. The Senior Secured Loan Facility is secured by liens on our assets, including on certain intellectual property. The Senior Secured Loan Facility includes customary events of default, including failure to pay amounts due, breaches of covenants and warranties, material adverse effect events, certain cross defaults and judgments, and insolvency. If an event of default occurs, Stegodon may require immediate repayment of all amounts outstanding under the Senior Secured Loan Facility.

February 2016 Private Placement. In February 2016, we sold and issued to certain purchasers affiliated with members of our board of directors an aggregate of $20.0 million of unsecured promissory notes and warrants for the purchase of an aggregate of 190,477 shares of our common stock, as described in more detail in in Note 5, “Debt and Mezzanine Equity” to our unaudited condensed consolidated financial statements included in this report. In May 2017, $18.0 million of such notes were exchanged for preferred stock and warrants to purchase common stock in the May 2017 Offerings, as described in more detail in Note 5, “Debt and Mezzanine Equity” to our unaudited condensed consolidated financial statements included in this report.

June 2016 Private Placement. In June 2016, we sold and issued $5.0 million in aggregate principal amount of secured promissory notes to Foris Ventures, LLC (or Foris), an entity affiliated with director John Doerr of Kleiner Perkins Caufield & Byers, a current stockholder, as described in more detail in Note 5, “Debt and Mezzanine Equity” to our unaudited condensed consolidated financial statements included in this report. In May 2017, these notes were exchanged for preferred stock and warrants to purchase common stock in the May 2017 Offerings, as described in more detail in Note 5, “Debt and Mezzanine Equity” to our unaudited condensed consolidated financial statements included in this report.

October 2016 Private Placements. In October 2016, we sold and issued to Foris and Ginkgo, respectively, $6.0 million and $8.5 million in principal amount of secured promissory notes, as described in more detail in Note 5, “Debt and Mezzanine Equity” to our unaudited condensed consolidated financial statements included in this report. In May 2017, $11.0 million of such notes held by Foris were exchanged for preferred stock and warrants to purchase common stock in the May 2017 Offerings, as described in more detail in Note 5, “Debt and Mezzanine Equity” to our unaudited condensed consolidated financial statements included in this report.

Guanfu Credit Facility. In October 2016, we entered into a credit agreement with Guanfu Holding Co., Ltd. to make available to the Company an unsecured credit facility with an aggregate principal amount of up to $25.0 million, which amount was fully drawn on June 30, 2017, as described in more detail in Note 5, “Debt and Mezzanine Equity” to our unaudited condensed consolidated financial statements included in this report.

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

Ginkgo Collaboration Note. In April 2017, we issued a secured promissory note to Ginkgo, in the principal amount of $3 million, in satisfaction of certain payments owed to Ginkgo under the Ginkgo Collaboration Agreement, as described in more detail in Note 5, “Debt and Mezzanine Equity” and Note 8, “Significant Agreements” to our unaudited condensed consolidated financial statements included in this report.

Equity Offerings. In December 2012, we completed a private placement of approximately 945,190 shares of our common stock for aggregate cash proceeds of $37.2 million, of which $22.2 million was received in December 2012 and $15.0 million was received in January 2013. Of the 945,190 shares issued in the private placement, 111,857 of such shares were issued to Total in exchange for cancellation of $5.0 million of an outstanding convertible promissory note we previously issued to Total.

In March 2013, we completed a private placement of 102,250 shares of our common stock to Biolding Investment SA (or Biolding), which is affiliated with one of our directors, for aggregate proceeds of $5.0 million. This private placement represented the final tranche of Biolding's preexisting contractual obligation to fund $15.0 million upon satisfaction by us of certain criteria associated with the commissioning of our production plant in Brotas, Brazil.

In March 2014, we completed a private placement of 62,894 shares of our common stock to Kuraray for aggregate proceeds of $4.0 million.

In July 2015, we entered into a Securities Purchase Agreement with certain purchasers, including entities affiliated with members of our board of directors, under which we agreed to sell approximately 1,068,377 shares of our common stock at a price of $23.40 per share, for aggregate proceeds to the Company of $25 million. The sale of common stock under the Securities Purchase Agreement was completed on July 29, 2015. Pursuant to the Securities Purchase Agreement, the Company granted to each of the purchasers a warrant for the purchase of a number of shares of the Company’s common stock equal to 10% of the shares purchased by such investor. As of June 30, 2017, 10,685 of such warrants had been exercised.

In May 2016, we sold and issued 292,398 shares of our common stock to the Bill & Melinda Gates Foundation in a private placement at a purchase price per share equal to approximately $17.10, for aggregate proceeds to the Company of $5.0 million.

In May 2017, we sold and issued shares of preferred stock and warrants to purchase common stock to investors, as described in more detail in Note 5, “Debt and Mezzanine Equity” to our unaudited condensed consolidated financial statements included in this report.

See Note 14, “Subsequent Events” to our unaudited condensed consolidated financial statements included in this report for details regarding equity offerings completed subsequent to June 30, 2017.

Cash Flows during the Six Months Ended June 30, 2017 and 2016

Cash Flows from Operating Activities

Our primary uses of cash from operating activities are costs related to production and sales of our products and personnel-related expenditures, offset by cash received from product sales, grants and collaborations. Cash used in operating activities was $60.2 million and $39.0 million for the six months ended June 30, 2017 and 2016, respectively.

Net cash used in operating activities of $60.2 million for the six months ended June 30, 2017 was attributable to our net loss of $36.8 million, a gain from a change in the fair value of derivative instruments of $38.1 million, net unfavorable non-cash adjustments of $21.5 million and a net increase in operating assets of $2.0 million. The $21.5 net unfavorable non-cash adjustments to net loss were primarily comprised of $7.6 million of amortization of debt discount and issuance costs, $5.6 million of depreciation and amortization, and $2.7 million of stock-based compensation, offset by a $2.7 million receipt of equity in another company in connection with a collaboration arrangement. The $2.0 million increase in net operating assets was primarily comprised of a $4.2 million increase in prepaid expenses and a $3.7 million increase in accounts receivable, partly offset by a $8.4 million increase in accrued and other liabilities.

Net cash used in operating activities of $39.0 million for the six months ended June 30, 2016 was attributable to our net loss of $28.9 million and non-cash adjustments of $24.0 million, which were primarily comprised of a $42.6 million gain on change in the fair value of derivative instruments related to the embedded derivative liabilities associated with our senior convertible promissory notes and currency interest rate swap derivative liability. A $13.9 million net decrease in net operating assets was primarily comprised of an $8.1 million increase in accrued and other liabilities, a $1.9 million decrease in inventory and a $1.7 million decrease in prepaid expense and other assets.

Cash Flows from Investing Activities

Our investing activities consist primarily of capital expenditures and changes in our restricted cash balances. Net cash used by investing activities was $1.3 million for the six months ended June 30, 2017, primarily resulting from a $1.0 million increase in restricted cash and $0.3 million of purchases of property, plant and equipment.

Net cash used in investing activities was $0.2 million for the six months ended June 30, 2016, primarily resulting from $0.4 million of purchases of property, plant and equipment, net of net investment activity of $0.2 million.

Cash Flows from Financing Activities

Net cash provided by financing activities was $39.4 million for the six months ended June 30, 2017, primarily due to the receipt of $50.7 million of proceeds from common and preferred stock issued and $12.5 million of proceeds from debt issued, partly offset by $24.4 million of principal payments on debt.

Net cash provided by financing activities was $27.8 million for the six months ended June 30, 2016, primarily due to the receipt of $25.0 million of proceeds from debt issued to a related party, $10.0 million of proceeds from debt issued and $5.0 million from proceeds from issuance of contingently redeemable equity, partly offset by $6.6 million of principal payments on debt and a $5.0 million increase in restricted cash related to contingently redeemable equity.

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

Contractual Obligations

The following is a summary of our contractual obligations as of June 30, 2017 (in thousands):

	Total	2017	2018	2019	2020	2021	Thereafter
Principal payments on debt(1)	$191,020	$4,646	$52,322	$101,107	$2,196	$27,207	$3,542
Interest payments on debt, fixed rate(2)	36,317	7,428	15,726	7,144	2,863	2,640	516
Operating leases	42,277	3,406	6,889	6,776	7,006	7,242	10,958
Principal payments on capital leases	631	511	99	21	—	—	—
Interest payments on capital leases	27	19	7	1	—	—	—
Terminal storage costs	78	39	39	—	—	—	—
Purchase obligations(3)	911	882	29	—	—	—	—
Total	$271,261	$16,931	$75,111	$115,049	$12,065	$37,089	$15,016

____________________

(1)	The forecast payments assume no proceeds to be received by the Company under the Ginkgo Collaboration Agreement, which, if received, would need to be applied by the Company towards repayment of the debt due to Stegodon, as described above and in Note 5, “Debt and Mezzanine Equity” to our unaudited condensed consolidated financial statements included in this report. Includes $3.5 million for the remainder of 2017 related to Nomis Bay convertible note which, at the Company’s election, may be settled in shares or cash.
(2)	Does not include any obligations related to make-whole interest or downround provisions. The fixed interest rates are more fully described in Note 5, "”Debt and Mezzanine Equity” to our unaudited condensed consolidated financial statements included in this report.
(3)	Purchase obligations include noncancelable contractual obligations.

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

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio and our outstanding debt obligations (including embedded derivatives therein). We generally invest our cash in investments with short maturities or with frequent interest reset terms. Accordingly, our interest income fluctuates with short-term market conditions. As of June 30, 2017, our investment portfolio consisted primarily of money market funds and certificates of deposit, all of which are highly liquid investments. Due to the short-term nature of our investment portfolio, we do not believe that an immediate 10% increase in interest rates would have a material effect on the fair value of our portfolio. Since we believe we have the ability to liquidate this portfolio, we do not expect our operating results or cash flows to be materially affected to any significant degree by a sudden change in market interest rates on our investment portfolio. Additionally, as of June 30, 2017, 100% of our outstanding debt is in fixed rate instruments or instruments which have capped rates. Therefore, our exposure to the impact of variable interest rates is limited. Changes in interest rates may significantly change the fair value of our embedded derivative liabilities.

Foreign Currency Risk

Most of our sales contracts are principally denominated in U.S. dollars and, therefore, our revenues are currently not subject to significant foreign currency risk. The functional currency of our wholly-owned consolidated subsidiary in Brazil is the local currency (Brazilian real) in which recurring business transactions occur. We do not use currency exchange contracts as hedges against amounts permanently invested in our foreign subsidiary. The amount we consider permanently invested in our foreign subsidiary and translated into U.S. dollars using the June 30, 2017 exchange rate is $ 117.6 million as of June 30, 2017 and $119.4 million at December 31, 2016. The increase in the permanent investments in our foreign subsidiary between December 31, 2016 and June 30, 2017 is due to the depreciation of the U.S. dollar versus the Brazilian real. The potential loss in value, which would be principally recognized in Other Comprehensive Loss, resulting from a hypothetical 10% adverse change in quoted Brazilian real exchange rates, is $11.8 million and $11.9 million as of June 30, 2017 and December 31, 2016, respectively. Actual results may differ.

We make limited use of derivative instruments, which include currency interest rate swap agreements, to manage the Company's exposure to foreign currency exchange rate and interest rate related to the Company's Banco Pine loan. In June 2012, we entered into a currency interest rate swap arrangement with Banco Pine for R$22.0 million (US$6.7 million based on the exchange rate as of June 30, 2017). The swap arrangement exchanges the principal and interest payments under the Banco Pine loan entered into in July 2012 for alternative principal and interest payments that are subject to adjustment based on fluctuations in the foreign exchange rate between the U.S. dollar and Brazilian real. The swap has a fixed interest rate of 3.94%. This arrangement hedges the fluctuations in the foreign exchange rate between the U.S. dollar and Brazilian real.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Based on management’s evaluation (with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO)), as of the end of the period covered by this report, our CEO and CFO have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)), are effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on the Effectiveness of Internal Controls

Our management, including the CEO and CFO, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well-designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been detected. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of the effectiveness of controls to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

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

In June 2017, an alleged shareholder, Pedro Gutierrez, caused a purported shareholder derivative suit entitled Gutierrez v. John G. Melo et al., Case. No. BC 665782, to be filed in the Superior Court for the State of California, County of Los Angeles. The lawsuit names Amyris, Inc. as a nominal defendant and names a number of the Company’s current officers and directors as additional defendants.  The lawsuit seeks to recover, on the Company’s behalf, unspecified damages purportedly sustained by the Company in connection with allegedly misleading statements and/or omissions made in connection with the Company’s securities filings. It also seeks a series of changes to the Company’s corporate governance policies, restitution to the Company from the individual defendants, and an award of attorneys’ fees. This purported shareholder derivative action is based on substantially the same facts as the securities class action described above. We do not believe the claims in the complaint have merit, and intend to defend ourselves vigorously.

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

We have incurred significant losses in each year since our inception and believe that we will continue to incur losses and negative cash flow from operations into at least 2018. As of June 30, 2017, we had an accumulated deficit of $1.2 billion and had cash, cash equivalents and short term investments of $6.6 million. We have significant outstanding debt, a significant working capital deficit and contractual obligations related to capital and operating leases, as well as purchase commitments of $1.6 million. As of June 30, 2017, our debt totaled $165.3 million, net of discount and issuance costs of $26.0 million, of which $13.3 million is classified as current. Our debt service obligations over the next twelve months are significant, including approximately $7.2 million of anticipated interest payments (excluding interest paid in kind by adding to outstanding principal) and may include potential early conversion payments of up to approximately $6.9 million (assuming all note holders convert) under our outstanding 9.50% Convertible Senior Notes due 2019 (or the “2015 144A Notes”). Furthermore, our debt agreements contain various financial and operating covenants, including restrictions on business that could cause us to be at risk of defaults. We expect to incur additional costs and expenses related to the continued development and expansion of our business, including construction and operation of our manufacturing facilities, contract manufacturing, research and development operations, and operation of our pilot plants and demonstration facility. There can be no assurance that we will ever achieve or sustain profitability on a quarterly or annual basis.

Our unaudited condensed consolidated financial statements as of and for the three and six months ended June 30, 2017 have been prepared on the basis that we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. We have incurred significant losses since our inception and we expect that we will continue to incur losses as we aim to successfully execute our business plan and will be dependent on additional public or private financings, collaborations or licensing arrangements with strategic partners, or additional credit lines or other debt financing sources to fund continuing operations. Based on our cash balances and recurring losses since inception, there is substantial doubt about our ability to continue as a going concern within one year after the date that these financial statements are issued. Our operating plans for the remainder of 2017 and 2018 contemplate a significant reduction in our net cash outflows resulting from (i) growth of sales of existing and new products with positive gross margins, (ii) reduced production costs as a result of manufacturing and technical developments, (iii) cash inflows from collaborations and (iv) access to various financing commitments. In addition, as noted below, for our 2018 operating plan, we are dependent on funding from sources that are not subject to existing commitments. We may need to obtain additional funding from equity or debt financings, which may require us to agree to burdensome covenants, grant further security interests in our assets, enter into collaboration and licensing arrangements that require us to relinquish commercial rights, or grant licenses on terms that are not favorable. No assurance can be given at this time as to whether we will be able to achieve our expense reduction or fundraising objectives, regardless of the terms. If we are unable to raise additional financing, or if other expected sources of funding are delayed or not received, our ability to continue as a going concern would be jeopardized and we may be forced to delay, scale back or eliminate some of our general and administrative, research and development, or production activities or other operations and reduce investment in new product and commercial development efforts in an effort to provide sufficient funds to continue our operations. If any of these events occurs, our ability to achieve our development and commercialization goals would be adversely affected. In addition, if we are unable to continue as a going concern, we may be unable to meet our obligations under our existing debt facilities, which could result in an acceleration of our obligation to repay all amounts outstanding under those facilities, and we may be forced to liquidate our assets. In such a scenario, the value we receive for our assets in liquidation or dissolution could be significantly lower than the value reflected in our financial statements.

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

To commercialize our products, we must be successful in using our yeast strains to produce target molecules at commercial scale and at a commercially viable cost. If we cannot achieve commercially-viable production economics for enough products to support our business plan, including through establishing and maintaining sufficient production scale and volume, we will be unable to achieve a sustainable integrated renewable products business. Virtually all of our production capacity is through a purpose-built, large-scale production plant in Brotas, Brazil. This plant commenced operations in 2013, and scaling and running the plant has been, and continues to be, a time-consuming, costly, uncertain and expensive process. Given our limited experience commissioning and operating our own manufacturing facilities and our limited financial resources, we cannot be sure that we will be successful in achieving production economics that allow us to meet our plans for commercialization of various products we intend to offer. In addition, our attempts to scale production of new molecules are subject to uncertainty and risk. For example, even to the extent we successfully complete product development in our laboratories and pilot and demonstration facilities, and at contract manufacturing facilities, we may be unable to translate such success to large-scale, purpose-built plants. If this occurs, our ability to commercialize our technology will be adversely affected and we may be unable to produce and sell any significant volumes of our products. Furthermore, with respect to products that we are able to bring to market, we may not be able to lower the cost of production, which would adversely affect our ability to sell such products profitably. In addition, we will likely need to identify and secure access to additional production capacity to satisfy anticipated volume requirements. There can be no assurance that we will be able obtain such capacity on favorable or acceptable terms, if at all, and even if we are successful in obtaining such capacity, there can be no assurance that we will be able to scale and operate any additional plants to allow us to meet our operational goals, which could harm our ability to grow our business.

We will require significant inflows of cash from product sales and collaborations and, if needed, financings to fund our anticipated operations and to service our debt obligations and may not be able to obtain such funding on favorable terms, if at all.

Our planned working capital needs for the remainder of 2017 and 2018, our planned operating and capital expenditures for the remainder of 2017 and 2018, and our ability to service our outstanding debt obligations are dependent on significant inflows of cash from existing and new collaboration partners and product sales and, if needed, financings. We will continue to need to fund our research and development and related activities and to provide working capital to fund production, storage, distribution and other aspects of our business. Some of our anticipated funding sources, such as research and development collaborations, are subject to the risk that we cannot meet milestones, that the collaborations may end prematurely for reasons that may be outside of our control (including technical infeasibility of the project or a collaborator’s right to terminate without cause), or the collaborations are not yet subject to definitive agreements or mandatory funding commitments and, if needed, we may not be able to secure additional types of funding in a timely manner or on reasonable terms, if at all. The inability to generate sufficient cash flow, as described above, could have an adverse effect on our ability to continue with our business plans and our status as a going concern.

If we are unable to raise additional funding, or if other expected sources of funding are delayed or not received, our ability to continue as a going concern would be jeopardized and we would take the following actions:

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

In addition, we have in the past entered into, and expect in the future to enter into, research and development collaboration arrangements pursuant to which we receive payments from our collaborators. Some of such collaboration arrangements include advance payments in consideration for grants of exclusivity or research and development activities to be performed by us. It has in the past been difficult for us to know with certainty when we will sign a new collaboration arrangement and receive payments thereunder. As a result, achievement of our quarterly and annual financial goals has been difficult to forecast with certainty. Once a collaboration agreement has been signed, receipt of cash payments and/or recognition of related revenues may depend on our achievement of research, development, production or cost milestones, which may be difficult to predict. In addition, a portion of the advance payments we receive under our collaboration agreements is typically classified as deferred revenue and recognized over multiple quarters or years. Since our business model depends in part on collaboration agreements with advance payments that we recognize over time, it may also be difficult for us to rapidly increase our revenues through additional collaborations in any period, as revenue from such new collaborations will often be recognized over multiple quarters or years.

These factors have made it difficult to predict future revenues and have resulted in our revenues being below our previously announced guidance or analysts’ estimates. We continue to face these risks in the future, which may cause our stock price to decline.

A limited number of customers, collaboration partners and distributors account for a significant portion of our revenues, and the loss of major customers, collaboration partners or distributors could harm our operating results.

Our revenues have varied significantly from quarter to quarter and are dependent on sales to, and collaborations with, a limited number of customers, collaboration partners and/or distributors. We cannot be certain that customers, collaboration partners and/or distributors that have accounted for significant revenues in past periods, individually or as a group, will continue to generate similar revenues in any future period. If we fail to renew with, or if we lose, a major customer, collaborator or distributor or group of customers, collaborators or distributors, our revenues could decline if we are unable to replace the lost revenues with revenues from other sources.

Our existing financing arrangements may cause significant risks to our stockholders and may impact our ability to pursue certain transactions and operate our business.

As of June 30, 2017, our debt totaled $165.3 million, net of discount and issuance costs of $26.0 million, of which $13.3 million of the debt is classified as current. Our cash balance is substantially less than the principal amount of our outstanding debt, and we will be required to generate cash from operations or raise additional working capital through future financings or sales of assets to enable us to repay this indebtedness as it becomes due. There can be no assurance that we will be able to do so.

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

In addition, the covenants in our debt agreements materially limit our ability to take certain actions, including our ability to pay dividends, make certain investments and other payments, undertake certain mergers and consolidations, and encumber and dispose of assets. For example, the purchase agreement for convertible notes that we sold in separate closings in October 2013 and January 2014, which we refer to as the Tranche Notes, requires us to obtain the consent of the holders of a majority of these notes before completing any change of control transaction or purchasing assets in one transaction or a series of related transactions in an amount greater than $20.0 million, in each case while the Tranche Notes are outstanding. In addition, certain of our existing investors, including the investors that purchased the Tranche Notes, have pro rata rights to invest in equity securities that we issue in certain financings, which could delay or prevent us from completing such financings.

Furthermore, certain of our outstanding securities, including the Tranche Notes, the 2015 144A Notes, and warrants that we issued in May 2017, contain anti-dilution adjustment provisions, which may be triggered by future issuances of equity or equity-linked instruments in financing transactions. If such adjustment provisions are triggered, the conversion or exercise price of such securities will decrease and/or the number of shares issuable upon conversion or exercise of such securities will increase. In such event, existing stockholders will be further diluted and the effective issuance price of such equity or equity-linked instruments will be reduced, which may harm our ability to engage in future financing transactions to fund our business.

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

We continue to have substantial debt outstanding and we may incur additional indebtedness from time to time to finance working capital, product development efforts, strategic acquisitions, investments and partnerships, or capital expenditures, or for other general corporate purposes, subject to the restrictions contained in our debt agreements. Our significant indebtedness and debt service requirements could adversely affect our ability to operate our business and may limit our ability to take advantage of potential business opportunities. For example, our high level of indebtedness presents the following risks:

•	we will be required to use a substantial portion of our cash flow from operations to pay principal and interest on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures, product development efforts, acquisitions, investments and strategic alliances and for other general corporate requirements;
•	our substantial leverage increases our vulnerability to economic downturns and adverse competitive and industry conditions and could place us at a competitive disadvantage compared to those of our competitors that are less leveraged;
•	our debt service obligations could limit our flexibility in planning for, or reacting to, changes in our business and our industry and could limit our ability to pursue other business opportunities, borrow more money for operations or capital in the future and implement our business strategies;

•	our level of indebtedness and the covenants in our debt instruments may restrict us from raising additional financing on satisfactory terms to fund working capital, capital expenditures, product development efforts, strategic acquisitions, investments and alliances, and for other general corporate requirements; and
•	our substantial leverage may make it difficult for us to attract additional financing when needed.

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

Our U.S. GAAP operating results could fluctuate substantially due to the accounting for the early conversion payment features of outstanding convertible promissory notes.

Several of our outstanding convertible debt instruments are accounted for under Accounting Standards Codification 815, Derivatives and Hedging, or ASC 815, as an embedded derivative. For instance, with respect to the 2015 144A Notes, if the holders elect convert their 2015 144A Notes, such converting holders will receive an early conversion payment equal to the present value of the remaining scheduled payments of interest that would have been made on the 2015 144A Notes being converted through April 15, 2019, the maturity date of the 2015 144A Notes. Our 6.50% Convertible Senior Notes due 2019, or the 2014 144A Notes, contain a similar early conversion payment feature, provided that the last reported sale price of our common stock for 20 or more trading days (whether or not consecutive) in a period of 30 consecutive trading days ending within five trading days immediately prior to the date we receive a notice of such election to convert exceeds the conversion price in effect on each such trading day. The early conversion payment features of the 2014 144A Notes and the 2015 144A Notes are accounted for under ASC 815 as embedded derivatives. ASC 815 requires companies to bifurcate conversion options from their host instruments and account for them as free standing derivative financial instruments according to certain criteria. The fair value of the derivative is remeasured to fair value at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value of the derivative being charged to earnings (loss). We have determined that we must bifurcate and account for the early conversion payment features of the 2014 144A Notes and the 2015 144A Notes, as well as certain other features of our other convertible debt instruments, as embedded derivatives in accordance with ASC 815. We have recorded these embedded derivative liabilities as non-current liabilities on our consolidated balance sheet with a corresponding debt discount at the date of issuance that is netted against the principal amount of the 2014 144A Notes, the 2015 144A Notes or other convertible debt instrument, as applicable. The derivative liabilities are remeasured to fair value at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value of the derivative liabilities being recorded in other income or loss. There is no current observable market for this type of derivative and, as such, we determine the fair value of the embedded derivatives using the binomial lattice model. The valuation model uses the stock price, conversion price, maturity date, risk-free interest rate, estimated stock volatility and estimated credit spread. Changes in the inputs for these valuation models may have a significant impact on the estimated fair value of the embedded derivative liabilities. For example, an increase in our stock price results in an increase in the estimated fair value of the embedded derivative liabilities. The embedded derivative liabilities may have, on a U.S. GAAP basis, a substantial effect on our balance sheet from quarter to quarter and it is difficult to predict the effect on our future U.S. GAAP financial results, since valuation of these embedded derivative liabilities are based on factors largely outside of our control and may have a negative impact on our earnings and balance sheet. The effects of these embedded derivatives may cause our U.S. GAAP operating results to be below expectations, which may cause our stock price to decline.

If we are not able to successfully commence, scale up or sustain operations at our existing and planned manufacturing facilities, our customer relationships, business and results of operations may be adversely affected.

A substantial component of our planned production capacity in the near and long term depends on successful operations at our existing and potential large-scale production plants. We are currently operating our first purpose-built, large-scale production plant in Brotas, Brazil and may complete construction of certain other facilities in the coming years. Delays or problems in the construction, start-up or operation of these facilities will cause delays in our ramp-up of production and hamper our ability to reduce our production costs. Delays in construction can occur due to a variety of factors, including regulatory requirements and our ability to fund construction and commissioning costs. For example, in 2012 we determined it was necessary to delay further construction of our large-scale manufacturing facility with São Martinho in order to focus on the construction and commissioning of our Brotas facility. We have since permanently ceased construction of the São Martinho facility. In 2016 we produced at capacity at our Brotas facility and will likely need to identify and secure access to additional production capacity based on anticipated volume requirements, either by constructing a new custom-built facility, acquiring an existing facility from a third party, retrofitting an existing facility operated by a current or potential partner or increasing our use of contract manufacturing facilities. In December 2016, we acquired a production facility in Leland, North Carolina, which facility had been previously operated by our partner Glycotech to perform chemical conversion and production of our end-products, and which facility was subsequently transferred to our newly-formed joint venture with Nikko Chemicals Co., Ltd. and Nippon Surfactant Industries Co., Ltd., or, collectively, Nikko, as further described in Note 7, “Joint Ventures and Noncontrolling Interest” to our unaudited condensed consolidated financial statements included in this report. In addition, in February 2017 we broke ground on a second custom-built production facility adjacent to our existing Brotas facility. However, there can be no assurance that we will be able to complete such facility on our expected timeline, if at all.

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

Our decision to focus our efforts for production capacity on our manufacturing facility in Brotas, Brazil means that we have limited manufacturing sources for our products in 2017 and beyond. While we have undertaken efforts to identify and obtain additional manufacturing capacity, including the manufacturing facility in Leland, North Carolina and the proposed second manufacturing facility at the Brotas site discussed above, there can be no assurance that such efforts will be successful on the timelines or at the cost we require, if at all. Any production delays could have a significant negative impact on our business, including our ability to achieve commercial viability for our products and meeting existing and potential customer demand. With the facility in Brotas, Brazil, we are, for the first time, operating a commercial fermentation and separation facility ourselves. We have in the past faced, and may in the future face, unexpected difficulties associated with the operation of our plants. For example, we have in the past, at certain contract manufacturing facilities and at the Brotas facility, encountered delays and difficulties in ramping up production based on contamination in the production process, problems with plant utilities, lack of automation and related human error, issues arising from process modifications to reduce costs and adjust product specifications or transition to producing new molecules, and other similar challenges. We cannot be certain that we will be able to remedy all of such challenges quickly or effectively enough to achieve commercially viable production costs and volumes.

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

As part of our arrangement to build the plant in Brotas, Brazil we have an agreement with Tonon Bioenergia S.A., or Tonon, to purchase from Tonon sugarcane juice and syrup corresponding to a certain number of tons of sugarcane per year, along with specified water and vapor volumes. Until this annual volume is reached, we are restricted from purchasing sugarcane juice or syrup for processing in the facility from any third party, subject to limited exceptions, unless we pay the premium to Tonon that we would have paid if we bought the sugarcane juice from them. As such, we will be relying on Tonon to supply such juice and syrup and utilities on a timely basis, in the volumes we need, and at competitive prices. If a third party can offer superior prices and Tonon does not consent to our purchasing from such third party, we would be required to pay Tonon the applicable premium, which would have a negative impact on our production cost. Furthermore, we agreed to pay a price for the juice or syrup that is based on the lower of the cost of two other products produced by Tonon using such juice or syrup, plus a premium. Tonon may not want to sell sugarcane juice or syrup to us if the price of one of the other products is substantially higher than the one setting the price for the juice or syrup we purchase. While the agreement provides that Tonon would have to pay a penalty to us if it fails to supply the agreed-upon volume of syrup or juice for a given month, the penalty may not be enough to compensate us for the increased cost if third-party suppliers do not offer competitive prices. Also, if the prices of the other products produced by Tonon increase, we could be forced to pay those increased prices for production without a related increase in the price at which we can sell our products, reducing or eliminating any margins we can otherwise achieve. If in the future these supply terms no longer provide a viable economic structure for the operation in Brotas, Brazil we may be required to renegotiate our agreement, which could result in manufacturing disruptions and delays. In December 2015, Tonon filed for bankruptcy protection in Brazil. If Tonon is unable to supply sugarcane juice or syrup, water and steam in accordance with our agreement, or if we cannot reach an arrangement with any successor to, or purchaser of, Tonon’s assets on satisfactory terms, if at all, we may not be able to obtain substitute supplies from third parties in necessary quantities or at favorable prices, or at all. In such event, our ability to manufacture our products in a timely or cost-effective manner, or at all, would be negatively affected, which would have a material adverse effect on our business.

Furthermore, as we continue to scale up production of our products, through contract manufacturers, at our existing and planned production plants in Brotas, Brazil and Leland, North Carolina and at any future manufacturing facility, we may be required to store increasing amounts of our products for varying periods of time and under differing temperatures or other conditions that cannot be easily controlled, which may lead to a decrease in the quality of our products and their utility profiles and could adversely affect their value. If our stored products degrade in quality, we may suffer losses in inventory and incur additional costs in order to further refine our stored products or we may need to make new capital investments in shipping, improved storage or sales channels and related logistics, which would reduce our cash on hand.

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

While we have commenced commercial production at our Brotas, Brazil and Leland, North Carolina plants, we continue to commercially produce, process and manufacture some specialty molecules through the use of contract manufacturers, and we anticipate that we will continue to use contract manufacturers for the foreseeable future for chemical conversion and production of end-products and, to mitigate cost and volume risks at our large-scale production facilities, for production of Biofene and other fermentation target compounds. Establishing and operating contract manufacturing facilities requires us to make significant capital expenditures, which reduces our cash and places such capital at risk. Also, contract manufacturing agreements may contain terms that commit us to pay for capital expenditures and other costs and amounts incurred or expected to be earned by the plant operators and owners, which can result in contractual liability and losses for us even if we terminate a particular contract manufacturing arrangement or decide to reduce or stop production under such an arrangement.

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

If we are unable to reduce our production costs, we may not be able to produce our products at competitive prices or at a profit, and our ability to grow our business will be limited.

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

We expect to face competition for our products from existing providers of petroleum-based products and from other companies seeking to provide alternatives to these products, and if we cannot compete effectively against these companies or products we may not be successful in bringing our products to market or further growing our business after we do so.

We expect that our renewable products will compete with both the traditional products that are currently being used in our target markets and with the alternatives to these existing products that established enterprises and new companies are seeking to produce.

In the markets that we are initially entering, and in other markets that we may seek to enter in the future, we will compete primarily with the established providers of ingredients currently used in products in these markets. Producers of these incumbent products include global oil companies, large international chemical companies and companies specializing in specific products, such as squalane or essential oils. We may also compete in one or more of these markets with products that are offered as alternatives to the traditional products being offered in these markets.

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

We believe that for our chemical products to succeed in the market, we must demonstrate that our products are comparable alternatives to existing products and to any alternative products that are being developed for the same markets based on some combination of product cost, availability, performance, and consumer preference characteristics. In addition, with the wide range of chemical products under development, we must be successful in reaching potential customers and convincing them that ours are effective and reliable alternatives.

Certain rights we have granted to Total, DSM and other existing stockholders, including in relation to our future securities offerings, could have substantial impacts on our company.

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

In addition, Total, DSM, Temasek and certain other investors have the right to designate one or more directors to serve on our board of directors pursuant to agreements between us and such investors.

In May 2017, we entered into an agreement with DSM, pursuant to which we agreed (i) that for as long as there is a DSM-designated director serving on our board of directors, we will not engage in certain commercial or financial transactions or arrangements without the consent of such director, (ii) to provide DSM with certain exclusive negotiating rights in connection with certain future commercial projects and arrangements, and (iii) to use a portion of our manufacturing capacity for toll manufacturing of DSM’s products, subject to certain conditions. These provisions could discourage other potential partners from approaching us with business opportunities, and could restrict, delay or prevent us from pursuing or engaging in such opportunities, which could adversely affect our business.

Additionally, in connection with investments in Amyris, we granted certain investors, including Total and DSM, a right of first investment if we propose to sell securities in certain financing transactions. With these rights, such investors may subscribe for a portion of any such new financing and require us to comply with certain notice periods, which could discourage other investors from participating in, or cause delays in our ability to close, such a financing. Further, such investors in certain cases have the right to pay for any securities purchased in connection with an exercise of their right of first investment by cancelling all or a portion of our debt held by them. To the extent such investors exercise these rights, it will reduce the cash proceeds we may realize from the relevant financing.

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

There can be no assurance that our partnership with Ginkgo will be successful, and the partnership may prevent us from pursuing other business opportunities in the future or, if pursued, realizing the full value of such opportunities. If the partnership is unsuccessful, our ability to continue with our business plans would be adversely affected. In addition, negative developments in our commercial partnership with Ginkgo could negatively affect our relationship with the agent and lender under our senior secured credit facility, an affiliate of Ginkgo, which could adversely impact our ability to incur additional indebtedness in the future or take other actions the consent for which would be required from the agent and lender under the facility. In such event, our financial condition and business operations could be adversely affected.

If we do not meet technical, development and commercial milestones in our collaboration agreements, our future revenues and financial results will be adversely impacted.

We have entered into a number of agreements regarding the further development of certain of our products and, in some cases, for ultimate sale of certain products to the customer under the agreement. None of these agreements affirmatively obligates the other party to purchase specific quantities of any products, and most contain important conditions that must be satisfied before additional research and development funding or product purchases would occur. These conditions include research and development milestones and technical specifications that must be achieved to the satisfaction of our collaborators, which we cannot be certain we will achieve. If we do not achieve these contractual milestones, our revenues and financial results will be adversely affected.

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

With respect to pharmaceutical collaborations, our experience in this industry is limited, so we may have difficulty identifying and securing collaboration partners and customers for pharmaceutical applications of our products and services. Furthermore, our success in the pharmaceutical market depends primarily upon our ability to identify and validate new small molecule compounds of pharmaceutical interest (including through the use of our discovery platform), and identify, test, develop and commercialize such compounds. Our research efforts may initially show promise in discovering potential new therapeutic candidates, yet fail to yield viable product candidates for clinical development for a number of reasons, including:

•	because our research methodology, including our screening technology, may not successfully identify medically relevant product candidates;
•	we may identify and select from our discovery platform novel untested classes of product candidates for the particular disease indication we are pursuing, which may be challenging to validate because of the novelty of the product candidates, or we may fail to validate at all after further research work;
•	our product candidates may cause adverse effects in patients or subjects, even after successful initial toxicology studies, which may make the product candidates unmarketable;
•	our product candidates may not demonstrate a meaningful benefit to patients or subjects; or
•	collaboration partners may change their development profiles or plans for potential product candidates or abandon a therapeutic area or the development of a partnered product.

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

In the past, we have had to grant concessions to existing partners in exchange for such partners waiving or modifying their exclusive rights with respect to a particular product, type of product or market so that we could engage with a third party with respect to such product, product type or market. There can be no assurance that existing partners will be willing to grant waivers of or modify their exclusive rights in the future on favorable terms, if at all. If we are unable to engage other potential partners with respect to particular product types or markets for which we have previously granted exclusive rights, our ability to grow our business would be harmed and our results of operations may be adversely effected.

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

As a result of the restructuring of our joint ventures TAB and Novvi during 2016, as discussed above, we do not have the right or power to control the management of such entities, and our joint venture partners may take action with respect to such joint ventures which is contrary to our interests or objectives. In addition, with respect to the joint venture we formed in December 2016 with Nikko relating to our Neossance cosmetic ingredients business, while we hold a 50% equity interest in such joint venture and have a right to appoint one half of its board of directors, our joint venture partners acting together will have the right to designate the Chief Executive Officer and certain other officers, which could restrict our ability to control the operations of such joint venture. If our joint venture partners act contrary to our interest, it could harm our brand, business, results of operations and financial condition. In addition, operating a joint venture often requires additional organizational formalities as well as time-consuming procedures for sharing information and making decisions, which can divert management resources, and if a joint venture partner changes or relationships deteriorate, our success in the joint venture may be materially adversely affected, which could harm our business. Furthermore, with respect to TAB, if we were to experience a change of control or fail to make any required capital contribution to TAB, Total has a right to buy out our interest in TAB at fair market value. If Total were to exercise these rights, we would, in effect, relinquish our economic rights to the intellectual property we have exclusively licensed to TAB, and our ability to seek future revenue from farnesene-based jet fuel outside of Brazil would be adversely affected (or completely prevented). This could significantly reduce the value of our product offerings and have a material adverse effect on our ability to grow our business in the future.

Our manufacturing operations require sugar feedstock, energy and steam, and the inability to obtain such feedstock, energy and steam in sufficient quantities or in a timely manner, or at reasonable prices, may limit our ability to produce our products profitably, or at all.

We anticipate that the production of our products will require large volumes of feedstock. We have relied on a mixture of feedstock sources for use at our contract manufacturing operations, including cane sugar, corn-based dextrose and beet molasses. For our large-scale production facility in Brazil, we are relying primarily on Brazilian sugarcane. We cannot predict the future availability or price of these various feedstocks, nor can we be sure that our mill partners, which we expect to supply the sugarcane feedstock necessary to produce our products in Brazil, will be able to supply it in sufficient quantities or in a timely manner. For example, in December 2015, Tonon, one of our suppliers of sugarcane juice and syrup, filed for bankruptcy protection in Brazil, which may adversely affect its ability to supply us with sugarcane juice and syrup in the future, or we may not be able reach an arrangement with any successor to, or purchaser of, Tonon’s assets to supply us with sugarcane juice and syrup on satisfactory terms, if at all. Furthermore, to the extent we are required to rely on sugar feedstock other than Brazilian sugarcane, the cost of such feedstock may be higher than we expect, increasing our anticipated production costs. Feedstock crop yields and sugar content depend on weather conditions, such as rainfall and temperature. Weather conditions have historically caused volatility in the ethanol and sugar industries by causing crop failures or reduced harvests. Excessive rainfall can adversely affect the supply of sugarcane and other sugar feedstock available for the production of our products by reducing the sucrose content and limiting growers' ability to harvest. Crop disease and pestilence can also occur from time to time and can adversely affect feedstock growth, potentially rendering useless or unusable all or a substantial portion of affected harvests. With respect to sugarcane, our initial primary feedstock, seasonal availability and price, the limited amount of time during which it keeps its sugar content after harvest, and the fact that sugarcane is not itself a traded commodity, increases these risks and limits our ability to substitute supply in the event of such an occurrence. If production of sugarcane or any other feedstock we may use to produce our products is adversely affected by these or other conditions, our production will be impaired, and our business will be adversely affected.

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

In addition, during the 2016 U.S. presidential election campaign, President Trump made comments suggesting that he was not supportive of certain existing international trade agreements as well as that he might take action to restrict or tax products imported into the U.S. from foreign jurisdictions. At this time, it remains unclear what actions President Trump will or will not take with respect to these international trade agreements or U.S. trade policy. If President Trump takes action to withdraw from or materially modify international trade agreements or place restrictions or tariffs on products imported from Brazil, our business, financial condition and results of operations could be adversely affected.

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

While many of our products do not compete with, and do not serve as alternatives to, petroleum-based products, we anticipate that some of our renewable products will be marketed as alternatives to corresponding petroleum-based products. The price of oil has fallen significantly in recent years, and accordingly, we may be unable to produce certain of our products as cost-effective alternatives to petroleum-based products. Declining oil prices, or the perception of a sustained or future decline in oil prices, has adversely affected the prices or demand for such products in the past and may do so in the future. During sustained periods of lower oil prices we may be unable to sell such products at anticipated levels, which could negatively impact our operating results.

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

Our revenues and results of operations could vary significantly from quarter to quarter because of a variety of factors, many of which are outside of our control. As a result, comparing our results of operations on a period-to-period basis may not be meaningful. Factors that could cause our quarterly results of operations to fluctuate include:

•	achievement, or failure, with respect to technology, product development or manufacturing milestones needed to allow us to enter identified markets on a cost effective basis;
•	delays or greater than anticipated expenses associated with the completion, commissioning, acquisition or retrofitting of new production facilities, or the time to ramp up and stabilize production following completion, acquisition or retrofitting of a new production facility or the transition to, and ramp up of, producing new molecules at our existing facilities or a contract manufacturer;
•	impairment of assets based on shifting business priorities and working capital limitations;
•	disruptions in the production process at any manufacturing facility, including disruptions due to seasonal or unexpected downtime at our facilities as a result of feedstock availability, contamination, safety or other issues or other technical difficulties or the scheduled downtime at our facilities as a result of transitioning our equipment to the production of different molecules;
•	losses of, or the inability to secure new, major customers, collaboration partners, suppliers or distributors;
•	losses associated with producing our products as we ramp to commercial production levels;
•	failure to recover value added tax (VAT) that we currently reflect as recoverable in our financial statements (e.g., due to failure to meet conditions for reimbursement of VAT under local law);
•	the timing, size and mix of product sales to customers;
•	increases in price or decreases in availability of feedstock;
•	the unavailability of contract manufacturing capacity altogether or at reasonable cost;
•	exit costs associated with terminating contract manufacturing relationships;
•	fluctuations in foreign currency exchange rates;
•	gains or losses associated with our hedging activities;
•	change in the fair value of derivative instruments;
•	fluctuations in the price of and demand for sugar, ethanol, and petroleum-based and other products for which our products are alternatives;
•	seasonal variability in production and sales of our products;
•	competitive pricing pressures, including decreases in average selling prices of our products;
•	unanticipated expenses or delays associated with changes in governmental regulations and environmental, health, labor and safety requirements;
•	reductions or changes to existing fuel and chemical regulations and policies;
•	departure of executives or other key management employees resulting in transition and severance costs;
•	our ability to use our net operating loss carryforwards to offset future taxable income;
•	business interruptions such as earthquakes, tsunamis and other natural disasters;
•	our ability to integrate businesses that we may acquire;
•	our ability to successfully collaborate with joint venture partners;
•	risks associated with the international aspects of our business; and
•	changes in general economic, industry and market conditions, both domestically and in our foreign markets.

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

The loss of any key member of our management or key technical and operational employees, or the failure to attract or retain such employees, could prevent us from developing and commercializing our products for our target markets and executing our business strategy. In addition, we may not be able to attract or retain qualified employees in the future due to the intense competition for qualified personnel among biotechnology and other technology-based businesses, particularly in the renewable chemicals area. Furthermore, reductions to our workforce as part of potential cost-saving measures, such as those discussed above with respect to our 2017 operating plan, may make it more difficult for us to attract and retain key employees. If we do not maintain the necessary personnel to accomplish our business objectives, we may experience staffing constraints that will adversely affect our ability to meet the demands of our collaborators and customers in a timely fashion or to support our internal research and development programs and operations. In particular, our product and process development programs depend on our ability to attract and retain highly skilled technical and operational personnel. Competition for such personnel from numerous companies and academic and other research institutions may limit our ability to do so on acceptable terms. All of our employees are “at-will” employees, which means that either the employee or we may terminate their employment at any time.

Growth may place significant demands on our management and our infrastructure.

We have experienced, and expect to continue to experience, expansion of our business as we continue to make efforts to develop and bring our products to market. We have grown from 18 employees at the end of 2005 to 462 full-time employees at June 30, 2017. Our growth and diversified operations have placed, and may continue to place, significant demands on our management and our operational and financial infrastructure. In particular, continued growth could strain our ability to:

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

Our commercial success will depend substantially on our ability to obtain patents and maintain adequate legal protection for our technologies and product candidates in the United States and other countries. As of June 30, 2017, we had approximately 520 issued United States and foreign patents and approximately 330 pending United States and foreign patent applications that were owned or co-owned by or licensed to us. We will be able to protect our proprietary rights from unauthorized use by third parties only to the extent that our proprietary technologies and future products are covered by valid and enforceable patents or are effectively maintained as trade secrets.

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

We require new employees and consultants to execute proprietary information and inventions agreements upon the commencement of an employment or consulting arrangement with us. We additionally require contractors, advisors, corporate collaborators, outside scientific collaborators and other third parties that may receive trade secret information to execute such agreements. These agreements generally require that all confidential information developed by the individual or made known to the individual by us during the course of the individual's relationship with us be kept confidential and not disclosed to third parties. These agreements also generally provide that inventions conceived by the individual in the course of rendering services to us shall be our exclusive property. Nevertheless, our proprietary information may be disclosed, or these agreements may be unenforceable or difficult to enforce. If any of our trade secrets were to be lawfully obtained or independently developed by a competitor, we would have no right to prevent such third party, or those to whom they communicate such technology or information, from using that technology or information to compete with us. Additionally, trade secret law in Brazil differs from that in the United States, which requires us to take a different approach to protecting our trade secrets in Brazil. Some of these approaches to trade secret protection may be novel and untested under Brazilian law and we cannot guarantee that we would prevail if our trade secrets are contested in Brazil. If any of the above risks materializes, our failure to obtain or maintain trade secret protection could adversely affect our competitive business position.

We may not be able to fully enforce covenants not to compete with and not to solicit our employees, and therefore we may be unable to prevent our competitors from benefiting from the expertise of such employees.

Our proprietary information and inventions agreements with our employees contain non-compete and non-solicitation provisions. These provisions prohibit our employees from competing directly with our business or proposed business or working for our competitors during their term of employment, and from directly or indirectly soliciting our employees or consultants to leave our company for any purpose. Under applicable U.S. and Brazilian law, we may be unable to enforce these provisions. If we cannot enforce these provisions with our employees, we may be unable to prevent our competitors from benefiting from the expertise of such employees. Even if these provisions are enforceable, they may not adequately protect our interests. The defection of one or more of our employees to a competitor could materially adversely affect our business, results of operations and ability to capitalize on our proprietary information.

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

From time to time, we may in the ordinary course of business be named as a defendant in lawsuits, indemnity claims and other legal proceedings. These actions may seek, among other things, compensation for alleged personal injury, employment discrimination, breach of contract, property damage and other losses or injunctive or declaratory relief. In the event that such actions, claims or proceedings are ultimately resolved unfavorably to us at amounts exceeding our accrued liability, or at material amounts, the outcome could materially and adversely affect our reputation, business and results of operations. In addition, payments of significant amounts, even if reserved, could adversely affect our liquidity position. For more information regarding our current legal proceedings, please refer to the section entitled “Legal Proceedings” in this Quarterly Report on Form 10-Q.

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

In general, under Section 382 of the Internal Revenue Code, or the Code, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-ownership change net operating loss carryforwards, or NOLs, to offset future taxable income. If the Internal Revenue Service challenges our analysis that our existing NOLs are not subject to limitations arising from previous ownership changes, or if we undergo an ownership change in the future, our ability to utilize NOLs could be limited by Section 382 of the Code. Future changes in our stock ownership, some of which are outside of our control, could result in an ownership change under Section 382 of the Code. Furthermore, our ability to utilize NOLs of companies that we may acquire in the future may be subject to limitations under Section 382 of the Code. For these reasons, we may not be able to utilize a material portion of our NOLs as of June 30, 2017, even if we attain profitability, which could adversely affect our results of operations.

Loss of, or inability to secure government contract revenues could impair our business.

We have contracts or subcontracts with certain governmental agencies or their contractors, including DARPA and DOE. Generally, these agreements, as they may be amended or modified from time to time, have fixed terms and may be terminated, modified or be subject to recovery of payments by the government agency under certain conditions (such as failure to comply with detailed reporting and governance processes or failure to achieve milestones). Under these agreements, we are also subject to audits, which can result in corrective action plans and penalties up to and including termination. If these governmental agencies terminate these agreements with us, it could reduce our revenues which could harm our business. Additionally, we anticipate securing additional government contracts as part of our business plan for 2017 and beyond. If we are unable to secure such government contracts, it could harm our business.

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

Risks Related to Ownership of Our Common Stock

Our stock price may be volatile.

The market price of our common stock has been, and we expect it to continue to be, subject to significant volatility, and it has declined significantly from our initial public offering price. As of June 30, 2017, the reported closing price of our common stock on The NASDAQ Stock Market was $3.18 per share. Market prices for securities of early stage companies have historically been particularly volatile. Such fluctuations could be in response to, among other things, the factors described in this “Risk Factors” section, or other factors, some of which are beyond our control, such as:

•	fluctuations in our financial results or outlook or those of companies perceived to be similar to us;
•	changes in estimates of our financial results or recommendations by securities analysts;
•	changes in market valuations of similar companies;
•	changes in the prices of commodities associated with our business such as sugar, ethanol and petroleum or changes in the prices of commodities that some of our products may replace, such as oil and other petroleum sourced products;
•	changes in our capital structure, such as future issuances of securities or the incurrence of debt;
•	announcements by us or our competitors of significant contracts, acquisitions or strategic partnerships;
•	regulatory developments in the United States, Brazil, and/or other foreign countries;
•	litigation involving us, our general industry or both;
•	additions or departures of key personnel;
•	investors’ general perception of us; and
•	changes in general economic, industry and market conditions.

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

In the past, many companies that have experienced volatility and sustained declines in the market price of their stock have become subject to securities class action and derivative action litigation. We were involved in two such lawsuits which were dismissed in 2014, are currently involved in one such lawsuit, as described in more detail above under “Legal Proceedings,” and we may be the target of this type of litigation in the future. Securities litigation against us could result in substantial costs and divert our management’s attention from other business concerns, which could seriously harm our business.

If our common stock is delisted from The NASDAQ Stock Market, our business, financial condition, results of operations and stock price could be adversely affected, and the liquidity of our stock and our ability to obtain financing could be impaired.

On June 14, 2016, we received a notice from The NASDAQ Stock Market LLC, or NASDAQ, notifying us that we were not in compliance with the requirement of NASDAQ Listing Rule 5450(a)(1) for continued listing on The NASDAQ Global Market, or the Minimum Bid Price Listing Rule, as a result of the closing bid price of our common stock being below $1.00 per share for 30 consecutive business days. In accordance with NASDAQ Listing Rule 5810(c)(3)(A), we had 180 calendar days, or until December 12, 2016, to regain compliance with the Minimum Bid Price Listing Rule. To regain compliance, the closing bid price of our common stock had to be at least $1.00 per share for a minimum of 10 consecutive business days. On November 1, 2016, we received a notice from NASDAQ that we had regained compliance with the Minimum Bid Price Listing Rule. Subsequently, on December 19, 2016, we received a notice from NASDAQ notifying us that we were again not in compliance with the Minimum Bid Price Listing Rule as a result of the closing bid price of our common stock being below $1.00 per share for 30 consecutive business days. In accordance with NASDAQ Listing Rule 5810(c)(3)(A), we had 180 calendar days, or until June 19, 2017, to regain compliance with the Minimum Bid Price Listing Rule. On June 5, 2017, after receiving board and stockholder approval, we amended our certificate of incorporation to implement a 1-for-15 reverse stock split of our common stock as well as a reduction of the total number of authorized shares of our common stock from 500,000,000 to 250,000,000. On June 20, 2017, we received a letter from NASDAQ notifying us that we had regained compliance with the Minimum Bid Price Listing Rule as a result of the closing bid price of our common stock being at $1.00 per share or greater for the 10 consecutive business days from June 6, 2017 to June 19, 2017. There can be no assurance that we will maintain compliance with the Minimum Bid Price Listing Rule in the future or that our common stock will remain listed on The NASDAQ Stock Market.

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

As of June 30, 2017:

•	our executive officers and directors together held approximately 7% of our outstanding common stock;
•	Temasek (which has a designee on our board of directors) held approximately 13% of our outstanding common stock; and
•	Total (which has a designee on our board of directors) held approximately 17% of our outstanding common stock.

Furthermore, Total and Temasek each hold certain of our convertible promissory notes, which are convertible into approximately 3,102,120 and 178,073 shares of our common stock, respectively, as of June 30, 2017. Total and Temasek also hold certain warrants pursuant to which they may purchase shares of our common stock. This significant concentration of share ownership may adversely affect the trading price of our common stock because investors often perceive disadvantages in owning stock in companies with stockholders with significant interests. Also, these stockholders, acting together, may be able to control or significantly influence our management and affairs and matters requiring stockholder approval, including the election of directors and the approval of significant corporate transactions, such as mergers, consolidations or the sale of all or substantially all of our assets, and may not act in the best interests of our other stockholders. Consequently, this concentration of ownership may have the effect of delaying or preventing a change of control, including a merger, consolidation or other business combination involving us, or a change in our management or board of directors, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of our company, even if such actions would benefit our other stockholders.

In addition, certain of our commercial partners, including Total and DSM, hold a significant portion of our capital stock and have various rights in connection with their security ownership in us. These stockholders may have interests that are different from those of our other stockholders, including with respect to commercial transactions between our company and such commercial partners or their affiliates. While we have a related-party transactions policy that requires certain approvals of any transaction between our company and a significant stockholder or its affiliates, there can be no assurance that our significant stockholders will act in the best interests of our other stockholders, which could harm our results of operations and cause our stock price to decline.

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

We have in place, or have agreed to file, registration statements for the resale of certain shares of our common stock held by, or issuable to, certain of our largest stockholders. All of our common stock sold pursuant to an offering covered by such registration statements will be freely transferable.

In addition, shares of our common stock issued or issuable under our equity incentive plans have been registered on Form S-8 registration statements and may be freely sold in the public market upon issuance, except for shares held by affiliates who have certain restrictions on their ability to sell.

Conversion of our outstanding convertible promissory notes or convertible preferred stock or the exercise of outstanding warrants to purchase our common stock may dilute the ownership interest of existing stockholders and may depress the market price of our common stock.

The conversion of some or all of our outstanding convertible promissory notes or shares of convertible preferred stock or the exercise of some or all of outstanding warrants to purchase our common stock may dilute the ownership interests of existing stockholders. In particular, the exercise of certain warrants which have a $0.15 per share exercise price may significantly dilute the economic ownership interest of our existing stockholders. In addition, any sales in the public market of the shares of our common stock issuable upon such conversion or exercise could adversely affect prevailing market prices of our common stock. Furthermore, the existence of our outstanding convertible promissory notes, shares of convertible preferred stock and warrants (including anti-dilution adjustment provisions contained therein which could lead to a reduction in the conversion or exercise price and/or additional shares of common stock being issuable upon conversion or exercise) may encourage short selling by market participants because the anticipated conversion of such notes or shares of preferred stock into, or exercise of such warrants for, shares of our common stock could depress the market price of our common stock.

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

We do not anticipate declaring any cash dividends to holders of our common stock in the foreseeable future. In addition, certain of our equipment leases and credit facilities currently restrict our ability to pay dividends. Consequently, investors may need to rely on sales of their shares of our common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investment. Investors seeking cash dividends should not purchase our common stock.

Anti-takeover provisions contained in our certificate of incorporation and bylaws, as well as provisions of Delaware law, could impair a takeover attempt.

Our certificate of incorporation and bylaws contain provisions that could delay or prevent a change in control of our company. These provisions could also make it more difficult for stockholders to nominate directors and take other corporate actions. These provisions include:

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

In addition, we have an agreement with Total which provides that, so long as Total holds at least 10% of our voting securities, we must inform Total of any offer to acquire us or any decision of our board of directors to sell our company, and we must provide Total with information about the contemplated transaction. In such events, Total will have an exclusive negotiating period of fifteen business days in the event the board of directors authorizes us to solicit offers to buy our company, or five business days in the event that we receive an unsolicited offer to purchase us. This exclusive negotiation period will be followed by an additional restricted negotiation period of ten business days, during which we are obligated to continue to negotiate with Total and will be prohibited from entering into an agreement with any other potential acquirer.

These and other provisions in our certificate of incorporation, our bylaws and in our agreements with Total could discourage potential takeover attempts, reduce the price that investors are willing to pay in the future for shares of our common stock and result in the market price of our common stock being lower than it would be without these provisions.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On May 11, 2017 and May 31, 2017, we sold and issued an aggregate of 70,903.8756 shares of our Series B 17.38% Convertible Preferred Stock, par value $0.0001 per share (or the Series B Preferred Stock), warrants to purchase 14,768,380 shares of common stock (or the Cash Warrants) and warrants to purchase a number of shares of common stock sufficient to provide full-ratchet anti-dilution protection with respect to the effective price paid for the Series B Preferred Stock (or the Dilution Warrants) to accredited investors, including certain existing stockholders affiliated with members of our Board of Directors (or the May 2017 Offerings), as described in more detail in Note 5, “Debt and Mezzanine Equity” to our unaudited condensed consolidated financial statements included in this report. The Series B Preferred Stock, the Cash Warrants and the Dilution Warrants were sold to the purchasers thereof in exchange for (i) aggregate cash consideration of $30,700,000 and (ii) the cancellation of $40.2 million of outstanding indebtedness (including accrued interest thereon) owed to such purchasers, as described in more detail in Note 5, “Debt and Mezzanine Equity” to our unaudited condensed consolidated financial statements included in this report. Please refer to Note 5, “Debt and Mezzanine Equity” to our unaudited condensed consolidated financial statements included in this report for information regarding the conversion and exercise terms, respectively, of the Series B Preferred Stock and May 2017 Warrants.

On May 11, 2017, the Company exchanged (or the May 2017 Exchange) 1,394,706 shares of common stock held by certain existing stockholders affiliated with members of our Board of Directors for 20,921 shares of our Series C Convertible Preferred Stock, par value $0.0001 per share (or the Series C Preferred Stock). The shares of Series C Preferred Stock automatically converted to common stock pursuant to their terms on June 6, 2017. Please refer to Note 5, “Debt and Mezzanine Equity” to our unaudited condensed consolidated financial statements included in this report for information regarding the conversion terms of the Series C Preferred Stock.

Rodman & Renshaw, a unit of H.C. Wainwright & Co., LLC, acted as placement agent in connection with the May 11, 2017 offering of 65,204 shares Series B Preferred Stock, Cash Warrants to purchase 13,863,648 shares of common stock and Dilution Warrants and received aggregate fees of $499,958.47 in connection therewith. The Series B Preferred Stock and May 2017 Warrants sold in the May 2017 Offerings were issued in private placements pursuant to the exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended (or the Securities Act) and Regulation D promulgated under the Securities Act. The Series C Preferred Stock was issued in a private exchange pursuant to the exemption from registration under Section 3(a)(9) of the Securities Act. The investors and stockholders participating in the May 2017 Offerings and the May 2017 Exchange, respectively, acquired the applicable securities for investment purposes only and without intent to resell, were able to fend for themselves in these transactions, and are accredited investors as defined in Rule 501 of Regulation D promulgated under Section 3(b) of the Securities Act. These holders had adequate access, through their relationships with us, to information about us.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

The exhibits listed in the Exhibit Index included herein at page 113 (other than exhibits 32.01, 32.02 and 101) are filed as part of this Quarterly Report on Form 10-Q and such Exhibit Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 14, 2017	AMYRIS, INC.

/s/ JOHN G. MELO
John G. Melo
Director, President and Chief Executive Officer
(Principal Executive Officer)

Dated: August 14, 2017

/s/ KATHLEEN VALIASEK
Kathleen Valiasek
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit		Previously Filed				Filed
No.	Description	Form	File No.	Filing Date	Exhibit	Herewith
3.01	Restated Certificate of Incorporation	10-Q	001-34885	November 10, 2010	3.01
3.02	Certificate of Amendment, dated May 9, 2013, to Restated Certificate of Incorporation	S-8	333-188711	May 20, 2013	4.02
3.03	Certificate of Amendment, dated May 12, 2014, to Restated Certificate of Incorporation	10-Q	001-34887	August 8, 2014	3.02
3.04	Certificate of Amendment, dated September 18, 2015, to Restated Certificate of Incorporation	S-3/A	333-206331	November 4, 2015	3.03
3.05	Certificate of Amendment, dated May 18, 2016, to Restated Certificate of Incorporation	10-Q	001-34885	August 9, 2016	3.05
3.06	Certificate of Amendment, dated June 5, 2017, to Restated Certificate of Incorporation	S-3	333-219732	August 4, 2017	3.07
3.07	Form of Certificate of Designation of Preferences, Rights and Limitations of Series A 17.38% Convertible Preferred Stock	8-K	001-34885	May 8, 2017	3.1
3.08	Form of Certificate of Designation of Preferences, Rights and Limitations of Series B 17.38% Convertible Preferred Stock	8-K	001-34885	May 8, 2017	3.2
3.09	Form of Certificate of Designation of Preferences, Rights and Limitations of Series C Convertible Preferred Stock	8-K	001-34885	May 8, 2017	3.3
3.10	Restated Bylaws	10-Q	001-34885	November 10, 2010	3.02
4.01	Specimen of Common Stock Certificate	S-1	333-166135	July 6, 2010	4.01
4.02	Specimen of Common Stock Certificate	S-3	333-219732	August 4, 2017	4.01
4.03	Form of certificate representing the Series A Preferred Stock	8-K	001-34885	May 8, 2017	4.1
4.04	Form of certificate representing the Series B Preferred Stock	8-K	001-34885	May 8, 2017	4.2
4.05	Form of certificate representing the Series C Preferred Stock	8-K	001-34885	May 8, 2017	4.5
4.06	Amended and Restated Investors’ Rights Agreement, dated June 21, 2010, among registrant and its security holders listed therein	S-1	333-166135	June 23, 2010	4.02
4.07	First Amendment to Amended and Restated Investors' Rights Agreement, dated February 23, 2012, among registrant and registrant's security holders listed therein	S-3	333-180005	March 9, 2012	4.06
4.08	Amendment No. 2 to Amended and Restated Investors' Rights Agreement, dated December 24, 2012, among registrant and registrant's security holders listed therein	10-K	001-34885	March 28, 2013	4.04
4.09	Amendment No. 3 to Amended and Restated Investors' Rights Agreement, dated March 27, 2013, among registrant and registrant's security holders listed therein	10-Q	001-34885	May 9, 2013	4.02
4.10	Amendment No. 4 to Amended and Restated Investors' Rights Agreement, dated October 16, 2013, among registrant and registrant's security holders listed therein	10-K	001-34885	April 2, 2014	4.06
4.11	Amendment No. 5 to Amended and Restated Investors' Rights Agreement, dated December 24, 2013, among registrant and registrant's security holders listed therein	10-K	001-34885	April 2, 2014	4.07
4.12	Amendment No. 6 to Amended and Restated Investors’ Rights Agreement dated July 29, 2015 among registrant and registrant’s security holders listed therein	S-3	333-206331	August 12, 2015	4.17
4.13 [a]	Amended and Restated Letter Agreement re: Certain Registration Rights dated May 8, 2014 between registrant and the purchasers listed therein	10-Q	001-34885	August 8, 2014	4.01
4.14	Warrant to Purchase Stock, dated December 23, 2011, issued to ATEL Ventures, Inc.	10-K	001-34885	February 28, 2012	4.07
103

Exhibit		Previously Filed				Filed
No.	Description	Form	File No.	Filing Date	Exhibit	Herewith
4.15	Side Letter, dated June 21, 2010, between registrant and Total Gas & Power USA, SAS	S-1	333-166135	June 23, 2010	4.19
4.16	Agreement, dated February 23, 2012, among registrant, Maxwell (Mauritius) Pte Ltd, Naxyris SA, Biolding Investment SA and Sualk Capital Ltd.	10-Q	001-34885	May 9, 2012	4.02
4.17	Securities Purchase Agreement, dated February 24, 2012, among registrant and certain investment funds affiliated with Fidelity Investments Institutional Services Company, Inc. listed therein (each, a Fidelity Purchaser)	S-3	333-180005	March 9, 2012	4.02
4.18	Form of Unsecured Senior Convertible Promissory Note issued by registrant to the Fidelity Purchasers in the amounts set forth next to each Fidelity Purchaser's name on Schedule I of Exhibit 4.17 hereof	S-3	333-180005	March 9, 2012	4.03
4.19	Registration Rights Agreement, dated February 27, 2012, among registrant and the Fidelity Purchasers	S-3	333-180005	March 9, 2012	4.04
4.20	Exchange Agreement, dated December 28, 2016, among registrant and certain Fidelity Purchasers	10-K	001-34885	April 17, 2017	4.16
4.21 [c]	Form of Common Stock Purchase Agreement among registrant and certain investors	10-Q	001-34885	August 8, 2012	4.01
4.22	Securities Purchase Agreement, dated July 30, 2012, between registrant and Total Gas & Power USA, SAS	10-Q	001-34885	November 9, 2012	4.01
4.23	Registration Rights Agreement, dated July 30, 2012, between registrant and Total Gas & Power USA, SAS	10-Q	001-34885	November 9, 2012	4.03
4.24	1.5% Senior Secured Convertible Note, dated July 29, 2015 (RS-9) issued by registrant to Total Energies Nouvelles Activités USA	10-Q	001-34885	November 9, 2015	4.21
4.25	1.5% Senior Convertible Note, dated March 21, 2016 (RS-10) issued by registrant to Total Energies Nouvelles Activités USA	10-Q	001-34885	May 10, 2016	4.19
4.26	First Amendment, dated February 27, 2017, to 1.5% Senior Convertible Note, dated March 21, 2016 (RS-10) issued by registrant to Total Energies Nouvelles Activités USA	10-Q	001-34885	May 15, 2017	4.22
4.27	Second Amendment, dated May 15, 2017, to 1.5% Senior Convertible Note, dated March 21, 2016 (RS-10) issued by registrant to Total Energies Nouvelles Activités USA					X
4.28 [a]	Securities Purchase Agreement, dated December 24, 2012, between registrant and certain investors listed therein	10-K	001-34885	March 28, 2013	4.16
4.29 [a]	Follow-On Investment Agreement, dated December 24, 2012, between registrant and Biolding Investment SA	10-K	001-34885	March 28, 2013	4.17
4.30	Securities Purchase Agreement, dated March 27, 2013, between registrant and Biolding Investment SA	10-Q	001-34885	May 9, 2013	4.01
4.31	Securities Purchase Agreement (including Form of Tranche I Senior Convertible Note and Form of Tranche II Senior Convertible Note) , dated August 8, 2013, between registrant, Maxwell (Mauritius) Pte Ltd and Total Energies Nouvelles Activités USA (f.k.a. Total Gas & Power USA, SAS)	10-Q	001-34885	November 5, 2013	4.01
4.32 [a]	Amendment No. 1, dated October 16, 2013, to the Securities Purchase Agreement, dated August 8, 2013, between registrant and other parties named therein	10-K	001-34885	April 2, 2014	4.24
4.33	Tranche I Note Amendment and Amendment No. 2, dated December 24, 2013, to the Securities Purchase Agreement, dated August 8, 2013, between registrant and other parties named therein	10-K	001-34885	April 2, 2014	4.25
104

Exhibit		Previously Filed				Filed
No.	Description	Form	File No.	Filing Date	Exhibit	Herewith
4.34 ad	5% Unsecured Convertible Note, dated October 16, 2013 issued to Total Energies Nouvelles Activités USA	10-Q	001-34885	May 9, 2014	4.04
4.35 ae	10% Unsecured Convertible Note, dated January 15, 2014 issued to Total Energies Nouvelles Activités USA	10-Q	001-34885	May 9, 2014	4.06
4.36	Securities Purchase Agreement, dated September 20, 2013, between registrant and Naxyris S.A.	10-Q	001-34885	November 5, 2013	4.03
4.37	Securities Purchase Agreement, dated March 28, 2014, between registrant and Kuraray Co. Ltd.	10-Q	001-34885	May 9, 2014	4.01
4.38	Loan and Security Agreement, dated March 29, 2014, between registrant and Hercules Technology Growth Capital, Inc.	10-Q	001-34885	May 9, 2014	4.02
4.39	First Amendment, dated June 12, 2014, to Loan and Security Agreement, dated March 29, 2014, between registrant and Hercules Technology Growth Capital, Inc.	10-Q	001-34885	August 8, 2014	4.06
4.40	Second Amendment, dated March 31, 2015, to Loan and Security Agreement, dated March 29, 2014, between registrant and Hercules Technology Growth Capital, Inc.	10-Q	001-34885	May 7, 2015	10.05
4.41	Third Amendment, dated November 30, 2015, to Loan and Security Agreement, dated March 29, 2014, between registrant and Hercules Technology Growth Capital, Inc.	10-K	001-34885	March 30, 2016	4.37
4.42	Fourth Amendment, dated October 6, 2016, to Loan and Security Agreement dated March 29, 2014, between registrant and Stegodon Corporation, as assignee of Hercules Capital, Inc.	10-K	001-34885	April 17, 2017	4.36
4.43	Fifth Amendment, dated January 10, 2017, to Loan and Security Agreement dated March 29, 2014 between registrant and Stegodon Corporation, as assignee of Hercules Capital, Inc.	10-Q	001-34885	May 15, 2017	4.37
4.44	Indenture, dated May 29, 2014, between registrant and Wells Fargo Bank, National Association, as Trustee	8-K	001-34885	May 29, 2014	4.01
4.45	6.5% Convertible Senior Note due 2019, dated May 29, 2014, issued by registrant to Morgan Stanley & Co. LLC	10-Q	001-34885	August 8, 2014	4.02
4.46 [f]	6.5% Convertible Senior Note due 2019, dated May 29, 2014, issued by registrant to Maxwell (Mauritius) Pte Ltd.	10-Q	001-34885	August 8, 2014	4.03
4.47	Registration Rights Agreement, dated February 24, 2015, between the registrant and Nomis Bay Ltd	8-K	001-34885	February 26, 2015	4.01
4.48 [g]	Voting Agreement, dated July 24, 2015, between registrant and Foris Ventures, LLC	10-Q	001-34885	November 9, 2015	4.43
4.49	Securities Purchase Agreement, dated July 24, 2015, between registrant and the Purchasers listed therein	10-Q	001-34885	November 9, 2015	4.44
4.50 [h]	Warrant to Purchase Stock issued on July 24, 2015	S-3	333-206331	August 12, 2015	4.21
4.51	Exchange Agreement, dated July 29, 2015, between registrant and the Investors therein	10-Q	001-34885	November 9, 2015	4.46
4.52	Maturity Treatment Agreement, dated July 29, 2015, between registrant and the Investors listed therein	10-Q	001-34885	November 9, 2015	4.47
4.53	Letter Agreement, dated May 4, 2017, between registrant and Maxwell (Mauritius) Pte Ltd					X
4.54	Letter Agreement, dated May 12, 2017, between registrant and Total Raffinage Chimie S.A.					X
4.55	Letter Agreement dated as of July 29, 2015 among registrant and registrant’s security holders listed therein	S-3	333-206331	August 12, 2015	4.20
4.56	Warrant to Purchase Stock issued July 29, 2015 by the registrant to Total Energies Nouvelles Activités USA	S-3	333-206331	August 12, 2015	4.22
105

Exhibit		Previously Filed				Filed
No.	Description	Form	File No.	Filing Date	Exhibit	Herewith
4.57	Warrant to Purchase Stock issued July 29, 2015 by the registrant to Total Energies Nouvelles Activités USA	S-3	333-206331	August 12, 2015	4.23
4.58	Warrant to Purchase Stock issued July 29, 2015 by the registrant to Maxwell (Mauritius) PTE Ltd	S-3	333-206331	August 12, 2015	4.24
4.59	Warrant to Purchase Stock issued July 29, 2015 by the registrant to Maxwell (Mauritius) PTE Ltd	S-3	333-206331	August 12, 2015	4.25
4.60	Warrant to Purchase Stock issued July 29, 2015 by the registrant to Maxwell (Mauritius) PTE Ltd	S-3	333-206331	August 12, 2015	4.26
4.61	Indenture dated October 20, 2015 between registrant and Wells Fargo Bank, National Association, as Trustee	8-K	001-34885	October 20, 2015	4.01
4.62	9.50% Convertible Senior Note due 2019 dated October 20, 2015 issued by registrant to Cede & Co.	10-K	001-34885	March 30, 2016	4.56
4.63	First Supplemental Indenture, dated January 11, 2017, between registrant and Wells Fargo Bank, National Association, as Trustee	10-Q	001-34885	May 15, 2017	4.55
4.64	9.50% Convertible Senior Note due 2019, dated January 11, 2017, issued by registrant to Cede & Co.	10-Q	001-34885	May 15, 2017	4.56
4.65	Registration Rights Agreement dated October 20, 2015 between the registrant and the registrant’s security holders listed therein	8-K	001-34885	October 20, 2015	4.02
4.66	Note and Warrant Purchase Agreement, dated February 12, 2016, between registrant and the purchasers listed therein	10-Q	001-34885	May 10, 2016	4.50
4.67 [i]	Unsecured Promissory Note, dated February 12, 2016, between registrant and Foris Ventures, LLC	10-Q	001-34885	May 10, 2016	4.51
4.68 [j]	Warrant to Purchase Stock, dated February 12, 2016, between registrant and Foris Ventures, LLC	10-Q	001-34885	May 10, 2016	4.52
4.69	First Amendment, dated May 15, 2017, to the Unsecured Promissory Note, dated February 12, 2016, issued to Biolding Investment S.A.					X
4.70	Form of Convertible Note	8-K	001-34885	May 10, 2016	4.1
4.71	Form of Additional Note	8-K	001-34885	September 9, 2016	4.1
4.72	Note Purchase Agreement, dated June 24, 2016, between registrant and Foris Ventures, LLC	10-Q	001-34885	August 9, 2016	4.50
4.73	Secured Promissory Note, dated June 24, 2016 issued by registrant to Foris Ventures, LLC	10-Q	001-34885	August 9, 2016	4.51
4.74	Warrant to Purchase Common Stock, dated August 6, 2016, between registrant and Ginkgo Bioworks, Inc.	10-Q	001-34885	November 9, 2016	4.58
4.75	Note Purchase Agreement, dated October 21, 2016, between registant and Foris Ventures, LLC	10-K	001-34885	April 17, 2017	4.63
4.76	Secured Promissory Note, dated October 21, 2016, issued by registrant to Foris Ventures, LLC	10-K	001-34885	April 17, 2017	4.64
4.77 [a]	Credit Agreement, dated October 26, 2016, between registrant and Guanfu Holding Co., Ltd.	10-K	001-34885	April 17, 2017	4.65
4.78	Note, dated December 31, 2016, issued by registrant to Wutian Supply Chain Corporation Limited	10-K	001-34885	April 17, 2017	4.66
4.79	Note Purchase Agreement, dated October 27, 2016, between registrant and Ginkgo Bioworks, Inc.	10-K	001-34885	April 17, 2017	4.67
4.80	Secured Promissory Note , dated October 27, 2016, issued by registrant to Ginkgo Bioworks, Inc.	10-K	001-34885	April 17, 2017	4.68
4.81	Secured Promissory Note , dated April 13, 2017, issued by registrant to Ginkgo Bioworks, Inc.					X
4.82	Warrant to Purchase Stock, issued November 16, 2016, by the registrant to Nenter & Co., Inc.	S-3	333-215318	December 23, 2016	4.15
4.83	Form of Convertible Note	8-K	001-34885	December 2, 2016	4.1
106

Exhibit		Previously Filed				Filed
No.	Description	Form	File No.	Filing Date	Exhibit	Herewith
4.84	Purchase Money Promissory Note, issued December 5, 2016, by registrant to Salisbury Partners, LLC	10-K	001-34885	April 17, 2017	4.71
4.85	Purchase Money Promissory Note, issued December 19, 2016, by registrant to Nikko Chemicals Co. Ltd.	10-K	001-34885	April 17, 2017	4.72
4.86	Form of Convertible Note	8-K	001-34885	April 17, 2017	4.1
4.87	Form of Amended and Restated December 2016 Note	8-K	001-34885	May 8, 2017	4.1
4.88	Form of Amended and Restated April 2017 Note	8-K	001-34885	May 8, 2017	4.2
4.89	Form of Cash Warrant	8-K	001-34885	May 8, 2017	4.3
4.90	Form of Dilution Warrant	8-K	001-34885	May 8, 2017	4.4
4.91	Voting Agreement, dated May 4, 2017, between registrant and Total Raffinage Chimie					X
4.92	Voting Agreement, dated May 5, 2017, between registrant and Maxwell (Mauritius) Pte Ltd					X
4.93	Voting Agreement, dated May 8, 2017, between registrant and the investors listed therein					X
4.94	Form of Cash Warrant					X
4.95	Form of Dilution Warrant					X
4.96 [b]	Stockholder Agreement, dated May 11, 2017, between registrant and DSM International B.V.					X
10.01 [b]	Modification No. 4, dated June 29, 2016, to the Technology Investment Agreement, dated September 22, 2015, between registrant and The Defense Advanced Research Projects Agency (DARPA)					X
10.02	Engagement Letter, dated as of April 18, 2017, by and between registrant and Rodman & Renshaw, a unit of H.C. Wainwright & Co., LLC	8-K	001-34885	May 8, 2017	10.2
10.03	Form of Securities Purchase Agreement	8-K	001-34885	April 17, 2017	10.1
10.04 [b]	Letter Agreement, dated April 23, 2017, terminating Cooperation Agreement, dated October 26, 2016, between registrant and Nenter & Co., Inc.					X
10.05	Form of Amendment Agreement	8-K	001-34885	May 8, 2017	10.1
10.06	Form of Securities Purchase Agreement	8-K	001-34885	May 8, 2017	10.1
10.07	Form of Security Holder Agreement	8-K	001-34885	May 8, 2017	10.3
10.08	Amendment, dated May 9, 2017, to Engagement Letter, dated as of April 18, 2017, by and between the Company and Rodman & Renshaw, a unit of H.C. Wainwright & Co., LLC					X
10.09	Amendment No.1, dated May 30, 2017, to Securities Purchase Agreement, dated May 8, 2017					X
10.10	Securities Purchase Agreement, dated May 31, 2017, between registrant and the investor named therein	S-3	333-219732	August 4, 2017	10.02
31.01	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(c) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.02	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(c) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.01 [m]	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.02 [m]	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
107

Exhibit		Previously Filed				Filed
No.	Description	Form	File No.	Filing Date	Exhibit	Herewith
101 [n]	The following materials from registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Operations; (ii) the Consolidated Balance Sheets; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Convertible Preferred Stock, Redeemable Noncontrolling Interest and Equity (Deficit); (v) the Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements					X

a	Portions of this exhibit, which have been granted confidential treatment by the Securities and Exchange Commission, have been omitted.
b	Portions of this exhibit have been omitted pending a determination by the Securities and Exchange Commission as to whether these portions should be granted confidential treatment.
c	Substantially identical Common Stock Purchase Agreements, each dated May 18, 2012, were entered into with five separate investors. Registrant has filed the form of such Common Stock Purchase Agreements, which is substantially identical in all material respects to all of such Common Stock Purchase Agreements, except as to the parties thereto and the number of shares being purchased.
d	Registrant issued substantially identical 5% Unsecured Convertible Notes (the "5% Notes") to Total Gas & Power USA, SAS (“Total’), FIAM Target Date Large Cap Stock Commingled Pool (formerly known as Fidelity Pyramis Lifecycle Large Cap Stock Commingled Pool. Fidelity Variable Insurance Products Fund Ill: Growth & Income Portfolio, Fidelity Hastings Street Trust: Fidelity Advisor Series Growth & Income Fund. Fidelity Securities Fund: Fidelity Growth & Income Portfolio Fidelity Hastings Street Trust: Fidelity Series Growth & Income Fund. Fidelity Commonwealth Trust: Fidelity Large Cap Stock Fund, and Maxwell (Mauritius) Pte Ltd on October 16. 2013. Registrant has filed the 5% Note issued to Total. and has included with Exhibit 4.04 a schedule (Schedule A to Exhibit 4.04 of registrant’s Form 10-Q filed on May 9, 2014) identifying each of the 5% Notes and setting forth the material detail in which the other 5% Note(s) differ from the filed 5% Note (i.e. the Purchasers. the amounts of the 5% Notes. and the conversion price).
e	Registrant issued substantially identical 10% Unsecured Convertible Notes (the" 10% Notes") to Total Wolverine Flagship Fund Trading Limited and Maxwell (Mauritius) Pte Ltd on January 15 2014. Registrant has filed the 10% Note issued to Total and has included with Exhibit 4.06. a schedule (Schedule A to Exhibit 4.06 of registrant’s Form 10-Q filed on May 9, 2014) identifying each of the 10% Notes and setting forth the material details in which the other 10% Note(s) differ from the filed 10% Note (i.e. the purchasers and the amounts of the 10% Notes).
f	Registrant issued substantially identical 6.5% Senior Convertible Notes due 2019 (the “6.5% Notes”) to Maxwell (Mauritius) Pte Ltd. (“Temasek”), Total Energies Nouvelles Activités USA, and Foris Ventures, LLC on May 29, 2014. Registrant has filed the 6.5% Note issued to Temasek, and has included, with such exhibit, a schedule (Schedule A to Exhibit 4.03 of registrant's Form 10-Q filed August 8, 2014) identifying each of the 6.5% Notes and setting forth the material details in which the other 6.5% Notes differ from the filed 6.5% Note (i.e., the note number, the purchasers, and the amounts of the 6.5% Notes).
g	Substantially identical Voting Agreements, each dated July 31, 2015, were entered into with five separate investors. Registrant has filed Voting Agreement entered into by registrant and Foris Ventures LLC, which is substantially identical in all material respects to all of such Voting Agreements, except as to the parties thereto.
h	Registrant issued substantially identical warrants to the purchasers under that certain Securities Purchase Agreement entered into on July 24. 2015~ Registrant has filed the warrant issued to Total Energies Nouvelles Activites USA and has included with such Exhibit a schedule (Schedule A to Exhibit 4.03 of registrants Form 10-Q filed on August 8, 2015) identifying each of the warrants and setting forth the material details in which the other warrants differ from the filed form of warrant (i.e. the names of the purchasers. the certificate numbers and the respective amounts of shares underlying the warrants).
i	Substantially identical Unsecured Promissory Notes, each dated February 15, 2016 (the “Notes”), were entered into with three separate investors. Registrant has filed the Note entered into by registrant and Foris Ventures LLC, which is substantially identical in all material respects to all of such Notes except as to the parties thereto and the value of the Notes.
j	Substantially identical Warrants to Purchase Stock, each dated February 15, 2016 (the “Warrants”), were entered into with three separate investors. Registrant has filed the Warrant entered into by registrant and Foris Ventures LLC, which is substantially identical in all material respects to all of such Warrants, except as to the parties thereto and the amount of underlying shares.
k	Translation to English from Portuguese or Dutch, as applicable, in accordance with Rule 12b-12(d) of the regulations promulgated by the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended (or the Exchange Act).
m	This certification shall not be deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that Section, nor shall it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.
n	Pursuant to applicable securities laws and regulations, registrant is deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and is not subject to liability under any anti-fraud provisions of the federal securities laws as long as registrant has made a good faith attempt to comply with the submission requirements and promptly amends the interactive data files after becoming aware that the interactive data files fails to comply with the submission requirements. These interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act, are deemed not filed for purposes of section 18 of the Exchange Act and otherwise are not subject to liability under these sections.

108