Form 10-Q
period 2017-09-30
AMYRIS, INC.
filed 2017-11-20
CIK 1365916

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Shares outstanding of the Registrant's common stock:

Class	Outstanding as of November 9, 2017
Common Stock, $0.0001 par value per share	43,033,650

AMYRIS, INC.

PART I

ITEM 1. FINANCIAL STATEMENTS

AMYRIS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except shares and par value)

(Unaudited)

	September 30, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$15,865	$27,150
Restricted cash	4,078	4,326
Short-term investments	1,743	1,374
Accounts receivable, net of allowance of $642 and $501, respectively	24,922	13,977
Inventories	6,410	6,213
Prepaid expenses and other current assets	9,244	6,083
Total current assets	62,262	59,123
Property, plant and equipment, net	50,130	53,735
Restricted cash, non-current	958	957
Recoverable taxes from Brazilian government entities	17,561	13,723
Other assets	7,670	2,335
Total assets	$138,581	$129,873
Liabilities, Mezzanine Equity and Stockholders' Deficit
Current liabilities:
Accounts payable	$20,396	$15,315
Deferred revenue	7,027	5,288
Accrued and other current liabilities	28,883	30,110
Debt, current portion	6,070	25,853
Related party debt, current portion	5,634	33,302
Total current liabilities	68,010	109,868
Long-term debt, net of current portion	109,205	128,744
Related party debt, net of current portion	43,736	39,144
Derivative liabilities	89,770	6,894
Other liabilities	18,271	23,731
Total liabilities	328,992	308,381
Commitments and contingencies (Note 8)
Mezzanine equity:
Contingently redeemable common stock (Note 6)	5,000	5,000
Stockholders’ deficit:
Preferred stock - $0.0001 par value, 5,000,000 and 5,000,000 shares authorized as of September 30, 2017 and December 31, 2016, respectively, and 56,390 and 0 shares issued and outstanding as of September 30, 2017 and December 31, 2016, respectively	—	—
Common stock - $0.0001 par value, 250,000,000 and 500,000,000 shares authorized as of September 30, 2017 and December 31, 2016, respectively; 38,762,112 and 18,273,921 shares issued and outstanding as of September 30, 2017 and December 31, 2016, respectively	4	2
Additional paid-in capital - common stock and other	1,049,299	990,895
Accumulated other comprehensive loss	(40,601)	(40,904)
Accumulated deficit	(1,205,050)	(1,134,438)
Total Amyris, Inc. stockholders’ deficit	(196,348)	(184,445)
Noncontrolling interest	937	937
Total stockholders' deficit	(195,411)	(183,508)
Total liabilities, mezzanine equity and stockholders' deficit	$138,581	$129,873

See the accompanying notes to the unaudited condensed consolidated financial statements.

AMYRIS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except shares and per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenue
Renewable products	$11,315	$6,820	$32,336	$14,883
Grants and collaborations	12,882	19,724	30,521	30,071
Total revenue	24,197	26,544	62,857	44,954
Cost and operating expenses
Cost of products sold	17,637	14,876	47,684	33,945
Research and development	15,185	12,315	44,141	37,397
Sales, general and administrative	15,454	11,381	44,253	35,055
Total cost and operating expenses	48,276	38,572	136,078	106,397
Loss from operations	(24,079)	(12,028)	(73,221)	(61,443)
Other income (expense)
Interest expense	(7,733)	(7,927)	(29,219)	(25,989)
Gain (loss) from change in fair value of derivative instruments	(2,692)	(786)	35,422	41,826
Gain (loss) upon extinguishment of debt	461	(217)	(3,067)	(866)
Other (expense) income, net	(136)	1,402	(576)	(1,705)
Total other income (expense)	(10,100)	(7,528)	2,560	13,266
Loss before income taxes	(34,179)	(19,556)	(70,661)	(48,177)
Benefit from (provision for) income taxes	318	(148)	49	(402)
Net loss attributable to Amyris, Inc.	(33,861)	(19,704)	(70,612)	(48,579)
Less deemed dividend on capital distribution to related parties	—	—	(8,648)	—
Less deemed dividend related to beneficial conversion feature on Series A preferred stock	—	—	(562)	—
Less deemed dividend related to beneficial conversion feature on Series B preferred stock	(634)	—	(634)	—
Less deemed dividend related to beneficial conversion feature on Series D preferred stock	(5,757)	—	(5,757)	—
Less cumulative dividends on Series A and Series B preferred stock	(2,567)	—	(4,242)	—
Net loss attributable to Amyris, Inc. common stockholders	$(42,819)	$(19,704)	$(90,455)	$(48,579)

Net loss per share attributable to common stockholders:
Basic	$(1.14)	$(1.19)	$(3.32)	$(3.21)
Diluted	$(1.14)	$(1.19)	$(4.61)	$(4.24)
Weighted-average shares of common stock outstanding used in computing net loss per share of common stock:
Basic	37,529,694	16,612,690	27,280,894	15,118,144
Diluted	37,529,694	16,612,690	27,280,894	17,891,675

See the accompanying notes to the unaudited condensed consolidated financial statements.

AMYRIS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Comprehensive loss:
Net loss attributable to Amyris, Inc. common stockholders	$(42,819)	$(19,704)	(90,455)	$(48,579)
Foreign currency translation adjustment, net of tax	1,402	(1,884)	303	7,397
Comprehensive loss attributable to Amyris, Inc. common stockholders	$(41,417)	$(21,588)	(90,152)	$(41,182)

See the accompanying notes to the unaudited condensed consolidated financial statements.

AMYRIS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT AND MEZZANINE EQUITY

(In thousands, except shares)

(Unaudited)

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Noncontrolling Interest	Total Deficit	Mezzanine Equity - Common Stock	Mezzanine Equity - Preferred Stock
December 31, 2015	—	$—	13,742,019	$2	$926,235	$(47,198)	$(1,037,104)	$(391)	$(158,456)	$—	$—
Issuance of common stock upon conversion of debt	—	—	695,388	—	9,472	—	—	—	9,472	—	—
Issuance of common stock for settlement of debt principal payments	—	—	2,062,357	—	13,509	—	—	—	13,509	—	—
Issuance of contingently redeemable common stock	—	—	292,398	—	—	—	—	—	—	5,000	—
Issuance of warrants with debt private placement and collaboration agreements	—	—	—	—	4,387	—	—	—	4,387	—	—
Contribution upon restructuring of Fuels JV	—	—	—	—	4,252	—	—	—	4,252	—	—
Acquisition of noncontrolling interest	—	—	—	—	(323)	—	—	277	(46)	—	—
Shares issued from restricted stock settlement	—	—	83,672	—	(202)	—	—	—	(202)	—	—
Shares issued upon ESPP purchase	—	—	15,122	—	123	—	—	—	123	—	—
Issuance of common stock upon exercise of stock options, net of restricted stock	—	—	9	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	5,645	—	—	—	5,645	—	—
Foreign currency translation adjustment	—	—	—	—	—	7,397	—	—	7,397	—	—
Net loss	—	—	—		—	—	(48,579)	—	(48,579)	—	—
September 30, 2016	—	$—	16,890,965	$2	$963,098	$(39,801)	$(1,085,683)	$(114)	$(162,498)	$5,000	$—

December 31, 2016	—	$—	18,273,921	$2	$990,895	$(40,904)	$(1,134,438)	$937	$(183,508)	$5,000	$—
Issuance of Series A preferred stock for cash, net of issuance costs of $562	22,140	—	—	—	—	—	—	—	—	—	—
Issuance of Series B preferred stock upon conversion of debt, net of issuance costs of $0	40,204	—	—	—	—	—	—	—	—	—	11,530
Issuance of Series B preferred stock for cash, net of issuance costs of $860	55,700	—	—	—	5,476	—	—	—	5,476	—	1,300
Issuance of Series D preferred stock for cash, net of issuance costs of $176	12,958	—	—	—	6,197	—	—	—	6,197	—	—
Issuance of shares due to rounding from reverse stock split	—	—	6,473	—	—	—	—	—	—	—	—
Issuance of common stock for cash	—	—	2,826,711	—	5,527	—	—	—	5,527	—	—
Issuance of common stock upon conversion of preferred stock	(74,612)	—	11,842,669	2	—	—	—	—	2	—	—
Issuance of common stock upon conversion of debt	—	—	2,257,786	—	14,153	—	—	—	14,153	—	—
Issuance of common stock for settlement of debt principal payments	—	—	1,246,165	—	10,708	—	—	—	10,708	—	—
Issuance of common stock for settlement of debt interest payments	—	—	400,967	—	3,436	—	—	—	3,436	—	—
Beneficial conversion feature of Series A preferred stock	—	—	—	—	562	—	—	—	562	—	—
Deemed dividend on beneficial conversion feature of Series A preferred stock	—	—	—	—	(562)	—	—	—	(562)	—	—
Beneficial conversion feature to related party of Series B preferred stock	—	—	—	—	634	—	—	—	634	—	—
Deemed dividend to related party on beneficial conversion feature of Series B preferred stock	—	—	—	—	(634)	—	—	—	(634)	—	—
Beneficial conversion feature of Series D preferred stock	—	—	—	—	5,757	—	—	—	5,757	—	—
Deemed dividend on beneficial conversion feature of Series D preferred stock	—	—	—	—	(5,757)	—	—	—	(5,757)	—	—
Reclassification from mezzanine equity to permanent equity	—	—	—	—	12,830	—	—	—	12,830	—	(12,830)
Deemed dividend on capital distribution to related parties	—	—	—	—	(8,648)	—	—	—	(8,648)	—	—
Issuance of common stock upon exercise of stock options, net of restricted stock	—	—	134	—	—	—	—	—	—	—	—
Shares issued from restricted stock settlement	—	—	134,479	—	(391)	—	—	—	(391)	—	—
Shares issued upon ESPP purchase	—	—	16,759	—	69	—	—	—	69	—	—
Shares issued upon exercise of warrants	—	—	1,756,048	—	5,105	—	—	—	5,105	—	—
Stock-based compensation	—	—	—	—	3,942	—	—	—	3,942	—	—
Foreign currency translation adjustment	—	—	—	—	—	303	—	—	303	—	—
Net loss	—	—	—	—	—	—	(70,612)	—	(70,612)	—	—
September 30, 2017	56,390	$—	38,762,112	$4	$1,049,299	$(40,601)	$(1,205,050)	$937	$(195,411)	$5,000	$—

See the accompanying notes to the unaudited condensed consolidated financial statements.

AMYRIS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2017	2016
Operating activities
Net loss	$(70,612)	$(48,579)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	8,124	8,561
Loss (gain) on disposal of property, plant and equipment	37	(136)
Stock-based compensation	3,942	5,645
Accretion of debt discount and issuance costs	10,108	9,190
Loss upon extinguishment of debt	3,067	866
Receipt of equity in connection with collaboration arrangements revenue	(2,660)	—
Provision for doubtful accounts	141	—
Gain from change in fair value of derivative instruments	(35,054)	(41,826)
Loss on foreign currency exchange rates	(205)	1,662
Changes in assets and liabilities:
Accounts receivable	(11,088)	(1,357)
Inventories	(126)	3,868
Recoverable taxes from Brazilian government entities	(3,838)	(3,069)
Prepaid expenses and other assets	(9,124)	1,735
Accounts payable	3,119	4,306
Accrued and other liabilities	404	13,408
Deferred revenue	1,113	343
Net cash used in operating activities	(102,652)	(45,383)
Investing activities
Purchase of short-term investments	(3,618)	(3,073)
Maturities of short-term investments	5,799	3,296
Sale of short-term investments	43	—
Purchases of property, plant and equipment	(487)	(719)
Net cash provided by (used in) investing activities	1,737	(496)
Financing activities
Proceeds from sale of convertible preferred stock in May 2017 Offerings, net of issuance costs	50,661	—
Proceeds from sale of convertible preferred stock in August 2017 Vivo Offering, net of issuance costs	24,824	—
Proceeds from sale of convertible preferred stock in August 2017 DSM Offering, net of issuance costs	25,942	—
Proceeds from debt issued, net of discounts and issuance costs	13,965	13,275
Proceeds from debt issued to related parties	—	25,000
Proceeds from issuance of contingently redeemable common stock	—	5,000
Proceeds from exercises of common stock options, net of repurchase	147	123
Principal payments on debt	(26,708)	(7,442)
Principal payments on capital leases	—	(977)
Change in restricted cash related to contingently redeemable common stock	1,022	—
Employees' taxes paid upon vesting of restricted stock units	(87)	(202)
Net cash provided by financing activities	89,766	34,777
Effect of exchange rate changes on cash and cash equivalents	(136)	(308)
Net decrease in cash and cash equivalents	(11,285)	(11,410)
Cash and cash equivalents at beginning of period	27,150	11,992
Cash and cash equivalents at end of period	$15,865	$582

See the accompanying notes to the unaudited condensed consolidated financial statements.

AMYRIS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2017	2016
Supplemental disclosures of cash flow information:
Cash paid for interest	$6,805	$4,679
Supplemental disclosures of non-cash investing and financing activities:
Acquisition of property, plant and equipment under accounts payable, accrued liabilities and notes payable	$(1,045)	$(1,485)
Financing of equipment	$953	$1,276
Financing of insurance premium under notes payable	$(191)	$(315)
Issuance of common stock for settlement of debt principal and interest payments	$14,144	$13,506
Issuance of convertible preferred stock upon conversion of debt	$40,204	$—
Issuance of common stock upon conversion of debt	$28,702	$9,471
Accrued interest added to debt principal	$1,745	$2,052
Non-cash investment in joint venture	$—	$600
Cancellation of debt and accrued interest on disposal of interest in affiliate	$—	$4,252

See the accompanying notes to the unaudited condensed consolidated financial statements.

AMYRIS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. The Company

Amyris, Inc. (the Company or Amyris) is a leading industrial biotechnology company that is applying its technology platform to engineer, manufacture and sell high performance products into the Health and Nutrition, Personal Care and Performance Materials markets. The Company's proven technology platform enables the Company to rapidly engineer microbes and use them as catalysts to metabolize renewable, plant-sourced sugars into large volume, high-value ingredients. The Company's biotechnology platform and industrial fermentation process replace existing complex and expensive chemical manufacturing processes. The Company has successfully used its technology to develop and produce at commercial volumes five distinct molecules.

The Company believes that industrial synthetic biology represents a third industrial revolution, bringing together biology and engineering to generate new, more sustainable materials to meet the growing global demand for bio-based replacements for petroleum, animal- or plant-derived ingredients. The Company continues to build demand for its current portfolio of products through a sales network comprised of direct sales and distributors, and is engaged in collaborations across each of its three market focus areas to drive additional product sales and partnership opportunities. Via its partnership model, the Company's partners invest in the development of each molecule to bring it from the lab to commercial scale. The Company then captures long-term revenue both through the production and sale of the molecule to its partners and through value sharing of the partners' product sales.

Liquidity

The Company has incurred significant operating losses since its inception and expects to continue to incur losses and negative cash flows from operations through at least the first half of 2018. As of September 30, 2017, the Company had negative working capital of $5.7 million, (compared to negative working capital of $50.7 million as of December 31, 2016), an accumulated deficit of $1.2 billion, and cash, cash equivalents and short-term investments of $17.6 million (compared to $28.5 million as of December 31, 2016).

As of September 30, 2017, the Company's debt (including related party debt), net of deferred discount and issuance costs of $23.7 million, totaled $164.6 million, of which $11.7 million is classified as current. The Company's debt service obligations through December 31, 2018 are $74.5 million, including $20.4 million of anticipated cash interest payments. The Company's debt agreements contain various covenants, including certain restrictions on the Company's business that could cause the Company to be at risk of defaults, such as restrictions on additional indebtedness, material adverse effect and cross default clauses. A failure to comply with the covenants and other provisions of the Company’s debt instruments, including any failure to make a payment when required, would generally result in events of default under such instruments, which could permit acceleration of such indebtedness. If such indebtedness is accelerated, it would generally also constitute an event of default under the Company’s other outstanding indebtedness, permitting acceleration of such other outstanding indebtedness.

These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that these financial statements are issued. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our ability to continue as a going concern will depend, in large part, on our ability to achieve positive cash flows from operations during the next 12 months and extend existing debt maturities, which is uncertain. Our operating plan for the remainder of 2017 and 2018 contemplates a significant reduction in our net cash outflows, resulting from (i) revenue growth from sales of existing and new products with positive gross margins, (ii) reduced production costs as a result of manufacturing and technical developments, and (iii) cash inflows from collaborations and grants. If the Company is unable to continue as a going concern, it may be unable to meet its obligations under its existing debt facilities, which could result in an acceleration of its obligation to repay all amounts outstanding under those facilities, and it may be forced to liquidate its assets.

During the nine months ended September 30, 2017, the Company improved its liquidity as follows:

•	In January, February and May 2017, debt obligations totaling $21.0 million were extended to dates from November 2017 to April 2019;
•	In May 2017, the Company sold shares of its Series A 17.38% Convertible Preferred Stock, par value $0.0001 per share (the Series A Preferred Stock), shares of its Series B 17.38% Convertible Preferred Stock, par value $0.0001 per share (the Series B Preferred Stock), and warrants to purchase common stock for net proceeds of $50.7 million;
•	In April and May 2017, convertible debt obligations totaling $35.8 million were converted into shares of common stock pursuant to their terms or exchanged for shares of Series B Preferred Stock and warrants to purchase common stock;

•	In May 2017, additional debt obligations totaling $29.0 million were exchanged for shares of Series B Preferred Stock and warrants to purchase common stock;
•	In May 2017, the Company made debt principal payments of $21.8 million, which in combination with the debt conversions and exchanges described above, reduced debt obligations by a total of $86.6 million;
•	In August 2017, the Company sold shares of common stock, shares of its Series D Convertible Preferred Stock, par value $0.0001 per share (the Series D Preferred Stock), and warrants to purchase common stock for net proceeds of $24.8 million; and
•	In August 2017, the Company sold shares of Series B Preferred Stock, warrants to purchase common stock, dilution warrants and a make-whole provision for net proceeds of $25.9 million.

See Note 5, “Long-term Debt” and Note 7, “Stockholders’ Deficit” for more information regarding these transactions.

The Company expects to fund operations for the foreseeable future with cash and investments currently on hand, cash inflows from collaborations, grants, product sales and equity and debt financings, to the extent necessary. Some of our research and development collaborations are subject to risk that we may not meet milestones. Future equity and debt financings, if needed, are subject to the risk that we may not be able to secure financing in a timely manner or on reasonable terms, if at all. Our planned working capital and capital expenditure needs for the remainder of 2017 and 2018 are dependent on significant inflows of cash from renewable product sales and existing collaboration partners, as well as additional funding from new collaborations.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (GAAP) and applicable rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. As such, the information included in this quarterly report on Form 10-Q should be read in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

The condensed consolidated balance sheet as of December 31, 2016 included herein was derived from the audited financial statements as of that date, but does not include all disclosures including notes required by GAAP. The condensed consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries and its partially-owned subsidiaries in which the Company has a controlling interest. All intercompany balances and transactions have been eliminated. The accompanying condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial position, results of operations, and cash flows for the interim periods, but are not necessarily indicative of the results of operations to be anticipated for the full year ending December 31, 2017.

There have been no changes to our significant accounting policies described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 that have had a material impact on our condensed consolidated financial statements and related notes.

The accompanying interim condensed consolidated financial statements and related disclosures are unaudited, have been prepared on the same basis as the annual consolidated financial statements, and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for a fair statement of the results of operations for the periods presented. In the nine months ended September 30, 2017 the Company adopted these Accounting Standards Updates (ASUs):

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

Use of Estimates

The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the periods reported. Actual results could differ from these estimates, and such differences may be material to the financial statements.

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

3. Fair Value Measurement

For information about our fair value policies, and methods and assumptions used in estimating the fair value of our financial assets and liabilities, see Note 2, "Summary of Significant Accounting Policies", and Note 3, "Fair Value of Financial Instruments" in Part II, Item 8 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

Assets and Liabilities Measured and Recorded at Fair Value on a Recurring Basis

The following tables summarize, for assets or liabilities measured at fair value, the respective fair value and the classification by level of input within the fair value hierarchy (in thousands):

	September 30, 2017				December 31, 2016
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$12,000	$—	$—	$12,000	$1,549	$—	$—	$1,549
Certificates of deposit	1,943	—	—	1,943	1,373	—	—	1,373
Total assets measured and recorded at fair value	$13,943	$—	$—	$13,943	$2,922	$—	$—	$2,922
Liabilities
Embedded derivatives in connection with the issuance of debt and equity instruments	$—	$—	$21,069	$21,069	$—	$—	$4,135	$4,135
Freestanding derivative instruments in connection with the issuance of equity instruments	—	—	66,673	66,673	—	—	—	—
Currency interest rate swap derivative liability	—	2,552	—	2,552	—	3,343	—	3,343
Total liabilities measured and recorded at fair value	$—	$2,552	$87,742	$90,294	$—	$3,343	$4,135	$7,478

There were no transfers between levels during the periods presented.

Derivative Liabilities Recognized in Connection with the Issuance of Debt and Equity Instruments

The following table provides a reconciliation of the beginning and ending balances for the Company's derivative liabilities recognized in connection with the issuance of debt and equity instruments, measured at fair value using significant unobservable inputs (Level 3) (in thousands):

	2017	2016
Balance at January 1	$4,136	$46,430
Gain from change in fair value of derivative liabilities	(14,190)	—
Additions	129,492	(2,734)
Derecognition upon conversion or extinguishment	(31,696)	(39,869)
Balance at September 30	$87,742	$3,827

The derivative liabilities recognized in connection with the issuance of debt and equity instruments represent the fair value of the make-whole provisions of the Series A and B Preferred Stock as well as the cash and anti-dilution warrants issued concurrently with the Series A, B and D Preferred Stock (see Note 7, “Stockholders’ Deficit”), and conversion options, conversion price adjustment features and down round provisions associated with the the R&D Note, Temasek Funding Warrant, Tranche Notes, 2014 144A Notes and 2015 144A Notes (each as defined below) (see Note 5, “Long-term Debt”). As of September 30, 2017 and December 31, 2016, included in "Derivative Liabilities" on the condensed consolidated balance sheets are compound embedded derivative liabilities and freestanding financial instruments accounted for as derivative liabilities of $87.7 million and $4.1 million, respectively.

The market-based assumptions and estimates used in applying a Monte Carlo simulation approach and Black-Scholes-Merton option value approach for valuing the derivative liabilities in connection with debt and equity instruments include amounts in the following ranges and amounts:

	September 30, 2017			December 31, 2016
Risk-free interest rate	1.32%	-	2.33%	0.55%	-	1.31%
Risk-adjusted yields	19.40%	-	29.53%	12.80%	-	22.93%
Stock price volatility	45%	-	80%		45%
Probability of change in control		5%			5%
Stock price	$3.20	-	$3.93		$10.95
Credit spread	18.04%	-	28.13%	11.59%	-	21.64%
Estimated conversion dates	2017	-	2022	2017	-	2019

The valuation of the embedded derivatives in connection with the issuance of debt and equity instruments and freestanding derivative instruments in connection with the issuance of equity instruments can be significantly affected by changes in valuation assumptions. For example, all other things being equal, a decrease/increase in the Company’s stock price, probability of change of control, credit spread, term to maturity/conversion or stock price volatility decreases/increases the valuation of the liabilities, whereas a decrease/increase in risk adjusted yields or risk-free interest rates increases/decreases the valuation of the liabilities. Certain of the Company’s debt instruments outstanding in the form of convertible notes also include conversion price adjustment features whereby, for example, issuances of equity or equity-linked securities by the Company at prices lower than the conversion price then in effect for such notes result in a reset or adjustment of the conversion price of such notes, which increases the value of the embedded derivative liabilities. A third-party valuation specialist assisted in determining estimates of fair value. See Note 5, "Long-term Debt" for additional information regarding the conversion price adjustment features.

Currency Interest Rate Swap Derivative Liability

In June 2012, the Company entered into a loan agreement with Banco Pine S.A. (Banco Pine) under which Banco Pine provided the Company with a loan (the Banco Pine Bridge Loan) (see Note 5, "Long-term Debt"). At the time of the Banco Pine Bridge Loan, the Company also entered into a currency interest rate swap arrangement with Banco Pine with respect to the repayment of R$22.0 million (US$6.9 million based on the exchange rate as of September 30, 2017) of the Banco Pine Bridge Loan. The swap arrangement exchanges the principal and interest payments under the Banco Pine Bridge Loan for alternative principal and interest payments that are subject to adjustment based on fluctuations in the foreign exchange rate between the U.S. dollar and Brazilian real. The swap has a fixed interest rate of 3.94%. This arrangement hedges fluctuations in the foreign exchange rate between the U.S. dollar and Brazilian real.

Changes in Fair Value

Changes in the fair value of assets or liabilities measured at fair value on a recurring basis are recognized in “Gain (loss) from change in fair value of derivative instruments" in the condensed consolidated statements of operations as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Type of derivative contract	2017	2016	2017	2016
Embedded derivatives and freestanding financial instruments in connection with the issuance of debt and equity	$(3,107)	$(624)	$34,911	$39,869
Currency interest rate swaps	415	(162)	511	1,957
Total gain (loss) from change in fair value of derivative instruments	$(2,692)	$(786)	$35,422	$41,826

Assets and Liabilities Recorded at Carrying Value

Financial Assets and Liabilities

The carrying amounts of certain financial instruments, such as cash equivalents, accounts receivable, accounts payable and accrued liabilities, approximate fair value due to their relatively short maturities and low market interest rates, if applicable. Loans payable, credit facilities and convertible notes are recorded at carrying value, which is representative of fair value at the date of acquisition. The Company estimates the fair value of loans payable and credit facilities using observable market-based inputs (Level 2) and estimates the fair value of convertible notes based on rates currently offered for instruments with similar maturities and terms (Level 3). The carrying amounts of loans payable, credit facilities and convertible notes at September 30, 2017 were $17.2 million, $49.4 million and $98.1 million, respectively. The fair values of loans payable, credit facilities and convertible notes at September 30, 2017 were $12.2 million, $25.2 million and $108.0 million, respectively. The carrying amount of the DSM Credit Letter is based on estimated payments and interest rates offered to the Company for debt on similar terms and maturities. The fair value of the DSM Credit Letter was $7.1 million as of September 30, 2017.

Cost-method Investment

In April 2017, the Company received 850,115 unregistered shares of SweeGen common stock in satisfaction of the payment obligation of Phyto Tech Corp. (d/b/a Blue California) under the Intellectual Property License and Strain Access Agreement entered into between Blue California and the Company in December 2016. The Company obtained an independent valuation of the shares that established acquisition-date fair value of $3.2 million using an income approach under which cash flows were discounted to present value at 40%.

4. Balance Sheet Components

Accounts Receivable, Net

Accounts receivable, net is comprised of the following (in thousands):

	September 30, 2017	December 31, 2016
Accounts receivable	$15,462	$13,583
Related party accounts receivable	10,102	895
	25,564	14,478
Less: allowance for doubtful accounts	(642)	(501)
Accounts receivable, net	$24,922	$13,977

Inventories

Inventories are stated at the lower of cost or net realizable value and are comprised of the following (in thousands):

	September 30, 2017	December 31, 2016
Raw materials	$3,236	$3,159
Work-in-process	885	1,848
Finished goods	2,289	1,206
Inventories	$6,410	$6,213

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets is comprised of the following (in thousands):

	September 30, 2017	December 31, 2016
Prepayments, advances and deposits	$7,149	$3,727
Prepaid insurance	970	645
Other	1,125	1,711
Prepaid expenses and other current assets	$9,244	$6,083

Property, Plant and Equipment, net

Property, plant and equipment, net is comprised of the following (in thousands):

	September 30, 2017	December 31, 2016
Machinery and equipment	$88,532	$82,688
Leasehold improvements	39,150	38,785
Computers and software	9,898	9,585
Buildings	4,834	4,699
Construction in progress	259	2,216
Furniture and office equipment, vehicles and land	2,985	2,957
	145,658	140,930
Less: accumulated depreciation and amortization	(95,528)	(87,195)
Property, plant and equipment, net	$50,130	$53,735

Property, plant and equipment, net includes $3.9 million and $3.1 million of machinery and equipment under capital leases as of September 30, 2017 and December 31, 2016, respectively. Accumulated amortization of assets under capital leases totaled $1.4 million and $1.0 million as of September 30, 2017 and December 31, 2016, respectively.

Depreciation and amortization expense, including amortization of assets under capital leases was $2.7 million and $2.9 million for the three months ended September 30, 2017 and 2016, respectively, and $8.1 million and $8.6 million for the nine months ended September 30, 2017 and 2016, respectively.

Other Assets

Other assets is comprised of the following (in thousands):

	September 30, 2017	December 31, 2016
Cost-method investment in SweeGen	$3,233	$—
Deposits	2,516	409
Goodwill	560	560
Other	1,361	1,366
Other assets	$7,670	$2,335

Accrued and Other Current Liabilities

Accrued and other current liabilities are comprised of the following (in thousands):

	September 30, 2017	December 31, 2016
Payroll and related expenses	$6,549	$6,344
Accrued interest	5,586	4,847
SMA relocation accrual	4,554	3,641
Tax-related liabilities	3,575	2,610
Professional services	3,491	6,876
Other	5,128	5,792
Total accrued and other current liabilities	$28,883	$30,110

Other Liabilities

Other non-current liabilities are comprised of the following (in thousands):

	September 30, 2017	December 31, 2016
Deferred rent, net of current portion	$8,139	$8,906
Deferred revenue, net of current portion	3,744	6,650
Accrued interest, net of current portion	3,642	5,542
Capital lease obligation, net of current portion	111	334
Other liabilities	2,635	2,299
Total other liabilities	$18,271	$23,731

5. Long-term Debt

Net carrying amounts of debt are as follows (in thousands):

	September 30, 2017	December 31, 2016
Convertible notes
2015 Rule 144A convertible notes	$31,108	$22,766
2014 Rule 144A convertible notes	18,544	22,010
August 2013 financing convertible notes	1,042	9,247
Fidelity notes	—	14,983
December 2016 and June 2017 amended notes	—	9,975
	50,694	78,981
Related party convertible notes
August 2013 financing convertible notes	22,290	21,814
2014 Rule 144A convertible notes	21,417	17,320
R&D note	3,663	3,620
	47,370	42,754
Loans payable
Senior secured loan facility	28,156	27,658
Guanfu credit facility	20,446	19,564
Nossa Caixa and Banco Pine notes	9,917	11,136
Other loans payable	5,283	15,391
Other credit facilities	779	1,868
	64,581	75,617
Related party loans payable
February 2016 related party private placement	2,000	18,691
Other related party loans payable	—	11,000
	2,000	29,691
Total debt	164,645	227,043
Less: current portion	(11,704)	(59,155)
Long-term debt, net of current portion	$152,941	$167,888

Convertible Notes

2015 Rule 144A Convertible Notes

In October 2015, the Company sold $57.6 million aggregate principal amount of 9.50% convertible senior notes due 2019 (the 2015 144A Notes) to certain qualified institutional buyers in a private placement. Net proceeds from the offering were $54.4 million after payment of offering expenses and placement agent fees. The 2015 144A Notes bear interest at a rate of 9.50% per year, payable semiannually in arrears on April 15 and October 15 of each year. Interest on the 2015 144A Notes is payable, at the Company's option, entirely in cash or entirely in common stock valued at 92.5% of a market-based price. The Company elected to make the April 15, 2016 and 2017 interest payments in shares of common stock and the October 15, 2016 and October 15, 2017 interest payments in cash. The 2015 144A Notes will mature on April 15, 2019 unless earlier converted or repurchased.

The 2015 144A Notes are convertible into shares of the Company's common stock at a conversion rate of 58.2076 shares per $1,000 principal amount of 2015 144A Notes as of September 30, 2017 (which conversion rate is subject to adjustment in certain circumstances), representing an effective conversion price of approximately $17.18 per share. Upon conversion, noteholders are entitled to receive a payment (the Early Conversion Payment) equal to the present value of the remaining scheduled payments of interest on the 2015 144A Notes being converted through April 15, 2019, computed using a discount rate of 0.75%. The Company may make the Early Conversion Payment, at its election, either in cash or, subject to certain conditions, in common stock valued at 92.5% of a market-based price. Through September 30, 2017, the Company has elected to make each Early Conversion Payment in shares of common stock.

In January 2017, the Company issued an additional $19.1 million in aggregate principal amount of 2015 144A Notes (the Additional 2015 144A Notes) in exchange for the cancellation of $15.3 million in aggregate principal amount of outstanding Fidelity Notes (as defined below), as further described below under “Fidelity Notes” with the same terms as the 2015 144A Notes; provided, that the aggregate number of shares issued with respect to the Additional 2015 144A Notes (and any other transaction aggregated for such purpose) cannot exceed 3,652,935 shares of common stock (the Additional 2015 144A Notes Exchange Cap) without prior stockholder approval.

2014 Rule 144A Convertible Notes

In May 2014, the Company sold $75.0 million in aggregate principal amount of 6.50% Convertible Senior Notes due 2019 (the 2014 144A Notes) to qualified institutional buyers in a private placement. The net proceeds from the offering of the 2014 144A Notes were $72.0 million after payment of initial purchaser discounts and offering expenses. The Company used $9.7 million of the net proceeds to repay convertible notes previously issued to an affiliate of Total S.A. (together with its affiliates, Total), representing the amount of 2014 144A Notes purchased by Total. Certain of the Company's affiliated entities (including Total) purchased $24.7 million in aggregate principal amount of 2014 144A Notes (described further below under "Related Party Convertible Notes"). In October 2015, as discussed above, the Company issued $57.6 million of 2015 144A Notes and used $18.3 million of the net proceeds therefrom to repurchase $22.9 million aggregate principal amount of outstanding 2014 144A Notes. The 2014 144A Notes bear interest at an annual rate of 6.5%, payable semiannually in arrears on May 15 and November 15 of each year in cash. The 2014 144A Notes mature on May 15, 2019, unless earlier converted or repurchased.

The 2014 144A Notes are convertible into shares of the Company's common stock at a conversion rate of 17.8073 shares per $1,000 principal amount of 2014 144A Notes as of September 30, 2017 (which conversion rate is subject to adjustment in certain circumstances), representing an effective conversion price of approximately $56.16 per share. Refer to the "Maturity Treatment Agreement" section of this Note 5, "Long-term Debt" for details of the impact of the Maturity Treatment Agreement on the 2014 144A Notes.

August 2013 Financing Convertible Notes

In August 2013, the Company entered into a Securities Purchase Agreement (the August 2013 SPA) with Total and Maxwell (Mauritius) Pte Ltd (Temasek) to sell up to $73.0 million in convertible notes in private placements (the August 2013 Financing). The August 2013 SPA provided for the August 2013 Financing to be divided into two tranches, each with differing closing conditions. In October 2013, the Company amended the August 2013 SPA to include the investment by certain entities affiliated with FMR LLC (Fidelity) in the first tranche of the August 2013 Financing of $7.6 million, and to proportionally increase the amount of first tranche notes to be acquired by Total. Also in October 2013, the Company completed the closing of the first tranche of convertible notes provided for in the August 2013 Financing (the Tranche I Notes), issuing a total of $51.8 million in Tranche I Notes for cash proceeds of $7.6 million and exchange and cancellation of outstanding convertible notes of $44.2 million, of which $35.0 million resulted from the exchange and cancellation of a note held by Temasek and the remaining $9.2 million from the exchange and cancellation of convertible notes held by Total. As a result of the exchange and cancellation of the $35.0 million note held by Temasek and the $9.2 million of convertible notes held by Total for Tranche I Notes, the Company recorded a loss from extinguishment of debt of $19.9 million. The Tranche I Notes are due sixty months from the date of issuance (October 16, 2018). Interest accrues on the Tranche I Notes at a rate of 5% per six months, compounded semiannually, and is payable in kind by adding to the principal or in cash. Through September 30, 2017, the Company has elected to pay interest on the Tranche I Notes in kind. The Tranche I Notes may be prepaid in full or in part without penalty or premium every six months at the date of payment of the semiannual coupon.

In December 2013, the Company further amended the August 2013 SPA to provide for the sale of $3.0 million of convertible notes under the second tranche of the August 2013 Financing (the Tranche II Notes and together with the Tranche I Notes, the Tranche Notes) to funds affiliated with Wolverine Asset Management, LLC (Wolverine). In January 2014, the Company sold and issued $34.0 million of Tranche II Notes in the second tranche of the August 2013 Financing, with Temasek purchasing $25.0 million of the Tranche II Notes and funds affiliated with Wolverine purchasing $3.0 million of the Tranche II Notes, each for cash, and Total purchasing $6.0 million of the Tranche II Notes through exchange and cancellation of the same amount of convertible notes held by Total. As a result of the exchange and cancellation of the $6.0 million of convertible notes held by Total for the Tranche II Notes, the Company recorded a loss from extinguishment of debt of $9.4 million. The Tranche II Notes are due sixty months from the date of issuance (January 15, 2019). Interest accrues on the Tranche II Notes at a rate of 10% per annum, compounded annually, and is payable in kind by adding to the principal or in cash. Through September 30, 2017, the Company has elected to pay interest on the Tranche II Notes in kind.

The conversion price of the Tranche Notes is $5.2977 per share as of September 30, 2017 (which conversion price is subject to adjustment in certain circumstances).

Fidelity Notes

In 2012, the Company sold $25.0 million in aggregate principal amount of convertible promissory notes to entities affiliated with Fidelity (the Fidelity Notes) in a private placement. The Fidelity Notes had a March 1, 2017 maturity date, bore interest at a rate of 3.0% per annum and had an initial conversion price equal to $106.02 per share of the Company's common stock. In October 2015, as discussed above, the Company issued $57.6 million of convertible senior notes and used approximately $8.8 million of the proceeds therefrom to repurchase $9.7 million aggregate principal amount of outstanding Fidelity Notes. In January 2017, the Company issued $19.1 million in aggregate principal amount of its 2015 144A Notes to the holders of the Fidelity Notes in exchange for the cancellation of the $15.3 million of outstanding Fidelity Notes in a private exchange (the Fidelity Exchange), representing an exchange ratio of approximately 1:1.25 (i.e., each $1.00 of Fidelity Notes was exchanged for approximately $1.25 of additional 2015 144A Notes). The Company did not receive any cash proceeds from the Fidelity Exchange. The Fidelity Exchange was accounted for as an extinguishment of debt, and a gain of $0.1 million was recognized for the nine months ended September 30, 2017.

December 2016 and June 2017 Amended Notes

In December 2016, the Company entered into a securities purchase agreement (the December 2016 Purchase Agreement) with a private investor (the Purchaser) and issued and sold a convertible note in principal amount $10.0 million (the December 2016 Convertible Note) to the Purchaser, resulting in net proceeds to the Company of $9.9 million. The December 2016 Convertible Note was fully repaid in May 2017.

In April 2017, the Company entered into a securities purchase agreement (the April 2017 Purchase Agreement) with the Purchaser relating to the sale of up to an additional $15.0 million aggregate principal amount of convertible notes (the April 2017 Convertible Notes). In April 2017, the Company issued and sold an April 2017 Convertible Note in the principal amount of $7.0 million to the Purchaser, for proceeds to the Company of $6.9 million. This note was fully repaid in May 2017.

In May 2017, in connection with the Purchaser agreeing to extend the time period for certain obligations of the Company under the April 2017 Purchase Agreement, the Company and the Purchaser entered into an Amendment Agreement (the Amendment Agreement) with respect to the December 2016 Purchase Agreement, the April 2017 Purchase Agreement, the December 2016 Convertible Note and the April 2017 Convertible Notes (the Amended Notes). Pursuant to the Amendment Agreement, the Company and the Purchaser agreed, among other things, to (i) reduce the price at which the Company may pay monthly installments under the Amended Notes in common stock to a 20% discount to a market-based price and (ii) reduce the price floor related to any such payment to 70% of a market-based price.

On June 30, 2017, the Company issued and sold an Amended Note under the April 2017 Purchase Agreement in the principal amount of $3.0 million to the Purchaser, for proceeds to the Company of $3.0 million. This note was fully repaid in August 2017.

Unless earlier converted or redeemed, the Amended Notes will mature on or about the 18-month anniversary of their respective issuance. The Amended Notes are payable in monthly installments, in either cash at 118% of such installment amount or, at the Company’s option, subject to the satisfaction of certain equity conditions, shares of common stock at a discount to the then-current market price, subject to a price floor, as described above. In addition, in the event that the Company elects to pay all or any portion of a monthly installment in common stock, the holders of the Amended Notes have the right to require that the Company repay in common stock an additional amount of the Amended Notes not to exceed 50% of the aggregate amount by which the dollar-weighted trading volume of the common stock for all trading days during the applicable installment period exceeds $200,000. The Company has the right to redeem the Amended Notes for cash in full or in part at any time at a price equal to 118% of the principal amount being redeemed. The Amended Notes are convertible at the election of the holders into common stock at a conversion price of $28.50 per share as of September 30, 2017 (which conversion price is subject to adjustment in certain circumstances). The conversion of the Amended Notes and the repayment of the Amended Notes in common stock is subject to a beneficial ownership limitation of 4.99% (or such other percentage not to exceed 9.99%, provided that any increase will not be effective until 61 days after notice thereof from the holder), and the aggregate number of shares issued with respect to the Amended Notes (and any other transaction aggregated for such purpose) cannot exceed 3,645,118 shares of common stock without prior stockholder approval. For as long as they hold Amended Notes or shares of common stock issued under the Amended Notes, the holders may not sell any shares of common stock at a price less than the price floor applicable to the installment period with respect to which such shares were issued.

As of September 30, 2017, there were no Amended Notes outstanding and $5.0 million of Amended Notes available for issuance under the April 2017 Purchase Agreement at the option of the Purchaser.

Related Party Convertible Notes

August 2013 Financing Convertible Notes

As of September 30, 2017 and December 31, 2016, there was $21.2 million and $19.8 million, respectively, in principal amount of related party Tranche Notes outstanding, plus debt premium of $1.1 million and $2.0 million, respectively.

2014 Rule 144A Convertible Notes

As of September 30, 2017 and December 31, 2016, there was $24.7 million and $24.7 million, respectively, in principal amount of related party 2014 144A Notes outstanding, less debt discount of $3.3 million and $7.4 million, respectively.

R&D Note

In March 2016, as a result of the restructuring of the Company’s fuels joint venture with Total, Total Amyris BioSolutions B.V., the Company issued to Total an unsecured convertible note (the R&D Note) in the principal amount of $3.7 million, representing the remaining portion of the $105.0 million convertible note facility between the Company and Total initially established in 2012. In February 2017, the Company and Total agreed to extend the maturity of the R&D Note from March 1, 2017 to May 15, 2017. In May 2017, the Company and Total further amended the R&D Note to (i) extend the maturity from May 15, 2017 to March 31, 2018, (ii) increase the interest rate from 1.5% to 12.0%, beginning May 16, 2017, and (iii) provide that accrued and unpaid interest will be payable on December 31, 2017 and the maturity date. The R&D Note is convertible into the Company's common stock, at a conversion price of $46.20 per share as of September 30, 2017 (which conversion price is subject to adjustment in certain circumstances), (i) within 10 trading days prior to maturity, (ii) on a change of control of the Company, and (iii) on a default by the Company.

Loans Payable

Senior Secured Loan Facility

In March 2014, the Company entered into a Loan and Security Agreement (the LSA) with Hercules Technology Growth Capital, Inc. (Hercules) to make available to the Company a secured loan facility (the Senior Secured Loan Facility) in an initial aggregate principal amount of up to $25.0 million. The LSA was subsequently amended in June 2014, March 2015 and November 2015 to (i) extend additional credit facilities to the Company in an aggregate amount of up to $31.0 million, of which $16.0 million was drawn by the Company, (ii) extend the maturity date of the loans, and (iii) remove, add and/or modify certain covenants and agreements under the LSA. In connection with such amendments, the Company paid aggregate fees of $1.5 million to Hercules.

In June 2016, Hercules transferred and assigned its rights and obligations under the Senior Secured Loan Facility to Stegodon Corporation (Stegodon), an affiliate of Ginkgo Bioworks, Inc. (Ginkgo), and in connection with the execution by the Company and Ginkgo of an initial strategic partnership agreement, the Company received a deferment from Stegodon of all scheduled principal repayments under the Senior Secured Loan Facility, as well as a waiver of a covenant in the LSA requiring the Company to maintain unrestricted, unencumbered cash in defined U.S. bank accounts in an amount equal to at least 50% of the principal amount of the loans then outstanding under the Senior Secured Loan Facility (the Minimum Cash Covenant). In October 2016, in connection with the execution by the Company and Ginkgo of a definitive collaboration agreement (the Ginkgo Collaboration Agreement), the Company and Stegodon entered into a fourth amendment of the LSA, pursuant to which the parties agreed to (i) extend the maturity date of the Senior Secured Loan Facility, subject to the Company extending the maturity of certain of its other outstanding indebtedness (the Extension Condition), (ii) make the Senior Secured Loan Facility interest-only until maturity, subject to the requirement that the Company apply certain monies received by it under the Ginkgo Collaboration Agreement to repay the amounts outstanding under the Senior Secured Loan Facility, up to a maximum amount of $1 million per month and (iii) waive the Minimum Cash Covenant until the maturity date of the Senior Secured Loan Facility.

On January 11, 2017, the maturity date of the Senior Secured Loan Facility was extended to October 15, 2018 due to the Extension Condition being met as a result of the Fidelity Exchange (see above under "Fidelity Notes" for additional details). This modification of the Senior Secured Loan Facility was accounted for as a troubled debt restructuring with the future undiscounted cash flows being greater than the carrying value of the debt prior to extension. No gain was recorded and a new effective interest rate was established based on the carrying value of the debt and the revised cash flows. In addition, in January 2017, in connection with Stegodon granting certain waivers of the debt and transfer covenants under the LSA, the Company and Stegodon entered into a fifth amendment of the LSA, pursuant to which the Company agreed to apply additional monies received by it under the Ginkgo Collaboration Agreement towards repayment of the outstanding loans under the Senior Secured Loan Facility, up to a maximum amount of $3 million. See Note 15, “Subsequent Events” for further details regarding the Ginkgo Collaboration Agreement. The Senior Secured Loan Facility has a subjective acceleration clause related to material adverse changes that could result in the debt being classified as current. The current loan holder has not asserted any acceleration claim since the loan was assigned to the current note holder in June 2016, and the Company estimates that the probability of Stegodon asserting a subjective acceleration claim is remote. Thus, the debt outstanding under the Senior Secured Loan Facility as of September 30, 2017 is classified as a long-term liability.

Certain of the loans under the Senior Secured Loan Facility bear interest at a rate per annum equal to the greater of (i) the prime rate reported in the Wall Street Journal plus 6.25% and (ii) 9.50%, and certain of the loans under the Senior Secured Loan Facility accrued interest at a rate per annum equal to the greater of (i) the prime rate reported in the Wall Street Journal plus 5.25% and (ii) 8.5%, in each case payable monthly. The Company may prepay the loans under the Senior Secured Loan Facility at a price equal to 101% of the principal amount plus an end of term charge equal to $3.3 million. In addition, the Company has agreed to pay (i) a fee of $425,000 to Stegodon on or prior to December 31, 2017 and (ii) a fee of $450,000 to Stegodon on or prior to the maturity date of the Senior Secured Loan Facility, in connection with certain waivers and releases under the LSA granted in connection with the formation of the Aprinnova JV (as defined below) in December 2016. The Senior Secured Loan Facility is secured by liens on the Company's assets, including on certain Company intellectual property.

Guanfu Credit Facility

In October 2016, the Company and Guanfu Holding Co., Ltd. (Guanfu), an existing commercial partner of the Company, entered into a credit agreement to make available to the Company an unsecured credit facility (the Guanfu Credit Facility) in an aggregate principal amount of up to $25.0 million; in connection therewith, the Company granted to Guanfu the global exclusive purchase right with respect to certain Company products. On December 31, 2016, the Company borrowed the full amount under the Guanfu Credit Facility and issued to Guanfu a note in the principal amount of $25.0 million (the Guanfu Note). The Guanfu Note has a term of five years and accrues interest at a rate of 10% per annum, payable quarterly beginning March 31, 2017. The Company may prepay the Guanfu Note in full or in part at any time without penalty or premium.

Upon the occurrence of certain specified events of default under the Guanfu Credit Facility, the Company will grant to Guanfu an exclusive, royalty-free, global license to certain intellectual property useful in connection with Guanfu’s existing commercial relationship with the Company. In addition, in the event the Company fails to pay interest or principal under the Guanfu Note within ten days of when due, the Company will also be required, subject to applicable laws and regulations, to repay the outstanding amounts under the Guanfu Note in common stock valued at 90% of a market-based price.

Nossa Caixa and Banco Pine Notes: In July 2012, Amyris Brasil Ltda. (formerly Amyris Brasil S.A.) (Amyris Brasil) entered into a Note of Bank Credit and a Fiduciary Conveyance of Movable Goods Agreement (or, together, the July 2012 Bank Agreements) with each of Nossa Caixa Desenvolvimento (Nossa Caixa) and Banco Pine S.A. (Banco Pine). Under the July 2012 Bank Agreements, the Company pledged certain farnesene production assets as collateral for the loans of R$52.0 million (US$16.4 million based on the exchange rate as of September 30, 2017). The Company's total acquisition cost for such pledged assets was R$68.0 million (US$21.5 million based on the exchange rate as of September 30, 2017). The Company is also a parent guarantor for the payment of the outstanding balance under these loan agreements. Under the July 2012 Bank Agreements, the Company could borrow an aggregate of R$52.0 million (US$16.4 million based on the exchange rate as of September 30, 2017) as financing for capital expenditures relating to the Company's manufacturing facility located in Brotas, Brazil. The funds for the loans are provided by the Brazilian Development Bank (BNDES), but are guaranteed by the lenders. The loans have a final maturity date of July 15, 2022 and bear a fixed interest rate of 5.5% per year. The loans are also subject to early maturity and delinquency charges upon occurrence of certain events including interruption of manufacturing activities at the Company's manufacturing facility in Brotas, Brazil for more than 30 days, except during the sugarcane off-season. Since August 15, 2014, the Company has been required to pay equal monthly installments of both principal and interest for the remainder of the term of the loans. See Note 15, “Subsequent Events” for further information regarding these loans.

Other Loans Payable

Salisbury Note: In December 2016, in connection with the Company’s purchase of a manufacturing facility in Leland, North Carolina and related assets (the Glycotech Assets), the Company issued a purchase money promissory note in the principal amount of $3.5 million (the Salisbury Note) in favor of Salisbury Partners, LLC. The Salisbury Note (i) bore interest at a rate of 5% per year, (ii) had a term of 13 years, (iii) was payable in equal monthly installments of principal and interest beginning on January 1, 2017 and (iv) was secured by a purchase money lien on the Glycotech Assets. In January 2017, the Salisbury Note was repaid with proceeds from the Nikko Note (as defined below) and the security interest relating thereto was terminated.

Nikko Note: In December 2016, in connection with the Company's formation of its cosmetics joint venture (the Aprinnova JV) with Nikko Chemicals Co., Ltd. (Nikko), as discussed in Note 9, "Noncontrolling Interests," Nikko made a loan to the Company in the principal amount of $3.9 million and the Company issued a promissory note (the Nikko Note) to Nikko in an equal principal amount. The proceeds of the Nikko Note were used to satisfy the Company's remaining liabilities relating to the Company's purchase of the Glycotech Assets, including liabilities under the Salisbury Note. The Nikko Note (i) bears interest at a rate of 5% per year, (ii) has a term of 13 years, (iii) is payable in equal monthly installments of principal and interest beginning on January 1, 2017 (which payments are subject to a penalty of 5% if delinquent more than 5 days) and (iv) is secured by a first-priority lien on 10% of the Aprinnova JV interests owned by the Company. In addition, the Company is required to (i) repay $400,000 of the Nikko Note in equal monthly installments of $100,000 on January 1, 2017, February 1, 2017, March 1, 2017 and April 1, 2017 and (ii) the Company is required to repay the Nikko Note with any profits distributed to the Company by the Aprinnova JV, beginning with the distributions for the fourth fiscal year of the Aprinnova JV, until the Nikko Note is fully repaid. The Nikko Note may be prepaid in full or in part at any time without penalty or premium.

Aprinnova Working Capital Loans: In February 2017, in connection with the formation of the Aprinnova JV, Nikko made a working capital loan to the Aprinnova JV in the principal amount of $1.5 million (the First Aprinnova Note). The First Aprinnova Note is repayable in $375,000 installments plus accrued interest on May 1, 2017, August 1, 2017, November 1, 2017 and February 1, 2018. In August 2017, Nikko made a second working capital loan to the Aprinnova JV in the principal amount of $1.5 million (the Second Aprinnova Note). The Second Aprinnova Note is payable in full on July 31, 2018, with interest payable quarterly. Both notes bear interest at a rate of 2.75% per annum.

Ginkgo Notes: In October 2016, the Company issued and sold a secured promissory note in the aggregate principal amount of $8.5 million to Ginkgo in a private placement. In April 2017, the Company issued a further secured promissory note to Ginkgo, in the principal amount of $3.0 million, in satisfaction of certain payments owed by the Company under the Ginkgo Collaboration Agreement. Each of the notes bore interest at a rate of 13.50% per annum, payable at maturity, and had a maturity date of May 15, 2017. The notes were repaid in full at maturity and the security interests relating thereto were terminated.

Related Party Loans Payable

February 2016 Related Party Private Placement

In February 2016, the Company issued and sold $20.0 million in aggregate principal amount of promissory notes (the February 2016 Notes), as well as warrants to purchase an aggregate of 190,477 shares of the Company's common stock, exercisable at a price of $0.15 per share as of September 30, 2017 (the February 2016 Warrants), resulting in aggregate proceeds to the Company of $20.0 million, in a private placement to certain existing stockholders of the Company that are affiliated with members of the Company's Board of Directors (the Board): Foris Ventures, LLC (Foris, an entity affiliated with director John Doerr of Kleiner Perkins Caufield & Byers, a current stockholder), which purchased $16.0 million aggregate principal amount of the February 2016 Notes and warrants to purchase 152,381 shares of the Company's common stock; Naxyris S.A. (Naxyris, an investment vehicle owned by Naxos Capital Partners SCA Sicar; director Carole Piwnica is Director of NAXOS UK, which is affiliated with Naxos Capital Partners SCA Sicar, and was designated as a director of the Company by Naxyris), which purchased $2.0 million aggregate principal amount of the February 2016 Notes and warrants to purchase 19,048 shares of the Company's common stock; and Biolding Investment SA (Biolding, a fund affiliated with director HH Sheikh Abdullah bin Khalifa Al Thani, who was designated as a director of the Company by Biolding), which purchased $2.0 million aggregate principal amount of the February 2016 Notes and warrants to purchase 19,048 shares of the Company's common stock.

The February 2016 Notes bear interest at a rate of 13.50% per annum and had an initial maturity date of May 15, 2017. In May 2017, the February 2016 Notes purchased by Foris and Naxyris were exchanged for shares of Series B Preferred Stock and warrants to purchase common stock (see Note 7, “Stockholders’ Deficit”). In addition, in May 2017, the Company and Biolding amended the February 2016 Note issued to Biolding (the Biolding Note) to extend the maturity of the Biolding Note to November 15, 2017. See Note 15, "Subsequent Events" for further information regarding the Biolding Note.

The February 2016 Warrants each have five-year terms. As of September 30, 2017, the February 2016 Warrants purchased by Naxyris had been fully exercised, while none of the February 2016 Warrants purchased by Foris or Biolding had been exercised.

Other Related Party Loans Payable

In June and October 2016, the Company issued and sold secured promissory notes to Foris in an aggregate principal amount of $11.0 million (the Foris Notes) in private placements. The Foris Notes bore interest at a rate of 13.50% per annum and had a maturity date of May 15, 2017. In May 2017, the Foris Notes were exchanged for shares of Series B Preferred Stock and warrants to purchase common stock (see Note 7, “Stockholders’ Deficit”), and the security interests relating thereto were terminated.

Maturity Treatment Agreement

In July 2015, the Company entered into an Exchange Agreement (the 2015 Exchange Agreement) with Total and Temasek pursuant to which Temasek exchanged $71.0 million in principal amount of outstanding Tranche Notes and Total exchanged $70.0 million in principal amount of outstanding convertible notes for shares of our common stock at a price of $34.50 per share (the 2015 Exchange). At the closing of the 2015 Exchange, the Company, Total and Temasek also entered into a Maturity Treatment Agreement, dated as of July 29, 2015, pursuant to which Total and Temasek agreed to convert any Tranche Notes or 2014 144A Notes held by them that were not canceled in the 2015 Exchange (the Remaining Notes) into shares of the Company's common stock in accordance with the terms of such Remaining Notes at or prior to maturity, provided that certain events of default had not occurred with respect to the applicable Remaining Notes. In May 2017, the Company entered into separate letter agreements with each of Total and Temasek, pursuant to which the Company agreed that the Remaining Notes consisting of 2014 144A Notes held by Total ($9.7 million in principal amount) and Temasek ($10.0 million in principal amount) would no longer be subject to mandatory conversion at or prior to the maturity of such Remaining Notes. Accordingly, the Company will be required to pay any portion of such Remaining Notes that remain outstanding at maturity in cash in accordance with the terms of such Remaining Notes. As of September 30, 2017, after giving effect to such letter agreements, Temasek did not hold any Remaining Notes and Total held $21.2 million in principal amount of Remaining Notes (consisting of $21.2 million of Tranche Notes).

See Note 15, “Subsequent Events” for details regarding indebtedness incurred or amended subsequent to September 30, 2017.

Future Minimum Payments

Future minimum payments under the Company's debt agreements as of September 30, 2017 are as follows (in thousands):

Years ending December 31:	Convertible Notes	Related Party Convertible Notes	Loans Payable	Related Party Loans Payable	Credit Facilities	Total
2017 (remaining three months)	$2,690	$803	$1,096	$2,487	$1,772	$8,848
2018	5,160	20,938	5,787	—	33,771	65,656
2019	69,339	35,298	2,766	—	2,580	109,983
2020	—	—	2,656	—	2,500	5,156
2021	—	—	2,544	—	27,396	29,940
Thereafter	—	—	4,115	—	—	4,115
Total future minimum payments	77,189	57,039	18,964	2,487	68,019	223,698
Less: amount representing interest (1)	(26,495)	(9,669)	(3,764)	(487)	(18,638)	(59,053)
Present value of minimum debt payments	50,694	47,370	15,200	2,000	49,381	164,645
Less: current portion	—	(3,700)	(5,492)	(2,000)	(512)	(11,704)
Noncurrent portion of debt	$50,694	$43,670	$9,708	$—	$48,869	$152,941

(1) Amounts representing interest include debt discount and issuance costs that will accrete to interest expense under the effective interest method over the term of each debt arrangement.

6. Mezzanine Equity

Mezzanine equity is comprised of the following (in thousands):

	September 30, 2017	December 31, 2016
Contingently redeemable common stock	$5,000	$5,000

Common Stock

In May 2016, the Company issued and sold 292,398 shares of common stock at a price of approximately $17.10 per share to the Bill & Melinda Gates Foundation (the Gates Foundation) in a private placement, resulting in proceeds to the Company of $5.0 million. In connection with such sale, the Company and the Gates Foundation entered into a Charitable Purposes Letter Agreement, pursuant to which the Company agreed to expend an aggregate amount not less than $5.0 million to develop a yeast strain that produces artemisinic acid and/or amorphadiene at a low cost and to supply such artemisinic acid and amorphadiene to companies qualified to convert artemisinic acid and amorphadiene to artemisinin for inclusion in artemisinin combination therapies used to treat malaria commencing in 2017. If the Company defaults in its obligation to use the $5.0 million proceeds as set forth above or defaults under certain other commitments in the Charitable Purposes Letter Agreement, the Gates Foundation will have the right to request that the Company redeem, or facilitate the purchase by a third party of, the shares then held by the Gates Foundation at a price per share equal to the greater of (i) the closing price of the common stock on the trading day prior to the redemption or purchase, as applicable, and (ii) the per share price paid by the Gates Foundation plus a compounded annual return of 10%. As of September 30, 2017, the $5.0 million funding received was classified as mezzanine equity. The Company continues to meet its obligation to use the proceeds as set forth above and believes it will continue to do so. The probability of default is low resulting in the equity instrument not being remeasured to its redemption amount.

7. Stockholders' Deficit

August 2017 DSM Offering

On August 7, 2017, the Company issued and sold the following securities to DSM International B.V., a subsidiary of Koninklijke DSM N.V. (together with its affiliates, DSM) in a private placement (the August 2017 DSM Offering):

•	25,000 shares of Series B Preferred Stock (the August 2017 DSM Series B Preferred Stock) at a price of $1,000 per share;
•	a warrant to purchase 3,968,116 shares of common stock at an exercise price of $6.30 per share expiring in five years (August 2017 DSM Cash Warrant); and
•	the August 2017 DSM Dilution Warrant (as described below).

Net proceeds to the Company were $25.9 million after payment of offering expenses and the allocation of total fair value received to the elements in the arrangement.

The exercise price of the August 2017 DSM Cash Warrant is subject to standard adjustments as well as full-ratchet anti-dilution protection for any issuance by the Company of equity or equity-linked securities during the three-year period following August 7, 2017 (the DSM Dilution Period) at a per share price less than the then-current exercise price of the August 2017 DSM Cash Warrant, subject to certain exceptions.

The August 2017 DSM Dilution Warrant allows DSM to purchase a number of shares of common stock sufficient to provide DSM with full-ratchet anti-dilution protection for any issuance by the Company of equity or equity-linked securities during the DSM Dilution Period at a per share price less than $6.30, the effective per share price paid by DSM for the shares of common stock issuable upon conversion of its Series B Preferred Stock (including shares of common stock issuable as payment of dividends or the Make-Whole Payment (as defined below), assuming that all such dividends and the Make-Whole Payment are made in common stock), subject to certain exceptions and subject to a price floor of $0.10 per share (the Dilution Floor). The August 2017 DSM Dilution Warrant expires five years from the date it is initially exercisable.

The effectiveness of the anti-dilution adjustment provision of the August 2017 DSM Cash Warrant and the exercise of the August 2017 DSM Dilution Warrant are subject to the August 2017 Stockholder Approval (as defined below). As of September 30, 2017, the August 2017 DSM Cash Warrant had not been exercised for any shares and the August 2017 DSM Dilution Warrant was not exercisable for any shares.

In connection with the August 2017 DSM Offering, the Company also agreed that, subject to certain exceptions, it would not (i) issue any shares of common stock or securities convertible into or exercisable or exchangeable for common stock prior to October 31, 2017, (ii) effect any issuance of securities involving a variable rate transaction until May 11, 2018 or (iii) issue any shares of common stock or securities convertible into or exercisable or exchangeable for common stock at a price below the Dilution Floor without DSM's consent.

In connection with the August 2017 DSM Offering, the Company and DSM also entered into an amendment to the stockholder agreement dated May 11, 2017 (the DSM Stockholder Agreement) between the Company and DSM (the Amended and Restated DSM Stockholder Agreement). Under the DSM Stockholder Agreement, DSM was granted the right to designate one director selected by DSM, subject to certain restrictions and a minimum beneficial ownership level of 4.5%, to the Board. Furthermore, DSM has the right to purchase additional shares of capital stock of the Company in connection with a sale of equity or equity-linked securities by the Company in a capital raising transaction for cash, subject to certain exceptions, to maintain its proportionate ownership percentage in the Company. Pursuant to the DSM Stockholder Agreement, DSM agreed not to sell or transfer any of the Series B Preferred Stock or warrants purchased by DSM in the May 2017 Offerings (as defined below), or any shares of common stock issuable upon conversion or exercise thereof, other than to its affiliates, without the consent of the Company through May 2018 and to any competitor of the Company thereafter. DSM also agreed that, subject to certain exceptions, until three months after there is no DSM director on the Board, DSM will not, without the prior consent of the Board, acquire common stock or rights to acquire common stock that would result in DSM beneficially owning more than 33% of the Company’s outstanding voting securities at the time of acquisition. Under the DSM Stockholder Agreement, the Company agreed to use its commercially reasonable efforts to register, via one or more registration statements filed with the Securities and Exchange Commission (the SEC) under the Securities Act of 1933, as amended (the Securities Act), the shares of common stock issuable upon conversion or exercise of the securities purchased by DSM in the May 2017 Offerings. The Amended and Restated DSM Stockholder Agreement provides that (i) DSM has the right to designate a second director to the Board, subject to certain restrictions and a minimum beneficial ownership level of 10%, and (ii) the shares of common stock issuable upon conversion or exercise of the securities purchased by DSM in the August 2017 DSM Offering are (a) entitled to the registration rights provided for in the DSM Stockholder Agreement and (b) subject to the transfer restrictions set forth in the DSM Stockholder Agreement.

In addition, pursuant to the Amended and Restated DSM Stockholder Agreement, the Company and DSM agreed to negotiate in good faith regarding an agreement concerning the development of certain products in the Health and Nutrition field and, in the event that the parties did not reach such agreement prior to 90 days after the closing of the August 2017 DSM Offering (the August 2017 DSM Closing), (a) certain exclusive negotiating rights granted to DSM in connection with the entry into the DSM Stockholder Agreement would expire and (b) on the first anniversary of the August 2017 DSM Closing and each subsequent anniversary thereof, the Company would make a $5 million cash payment to DSM, provided that the aggregate amount of such payments would not exceed $25 million. In September 2017, the Company and DSM entered into such agreement, and in connection therewith an intellectual property escrow agreement relating to certain intellectual property licenses granted by the Company to DSM upon the August 2017 DSM Closing became effective.

In connection with the August 2017 DSM Offering and its $25.9 million in net proceeds, the Company also entered into a separate intellectual property license with DSM for consideration of $9.0 million in cash, which DSM remitted to the Company on October 28, 2017, and a credit letter (the DSM Credit Letter) to be applied against future collaboration and value share payments owed by DSM to the Company beginning in 2018. The DSM Credit Letter had a fair value of $7.1 million. The DSM Credit Letter has been accounted for as consideration to a customer under ASC 605-50, “Customer Payments and Incentives”. The total fixed consideration of $34.0 million was allocated to each of the August 2017 DSM Series B Preferred Stock, Make Whole Payment, August 2017 DSM Cash Warrant, August 2017 DSM Dilution Warrant and DSM Credit Letter at fair value based on level 3 inputs. The August 2017 DSM Series B Preferred Stock was recognized at its fair value on the date of issuance of $5.5 million, net of issuance costs of $0.2 million. The Make-Whole Payment is a compound embedded derivative and was initially recognized at its fair value of $9.9 million. The August 2017 DSM Cash Warrant and August 2017 DSM Dilution Warrant are freestanding financial instruments and have been recognized at their fair value of $10.6 million. The Make Whole Payment, August 2017 DSM Cash Warrant and August 2017 DSM Dilution Warrant have been reported together as derivative liabilities. Changes in the fair value of these derivatives from the date of issuance through September 30, 2017 have been recorded in earnings.

The DSM Credit Letter is reported as deferred revenue and its fair value has been determined based on the assumptions that DSM will realize its credit over the next 18 months to 4 years with a 50% to 90% likelihood the credit will be utilized, fully discounted at the Company's 8.6% average cost of debt. After allocating the $34.0 million in fixed consideration to the financial instruments noted above and the DSM Credit Letter, $0.7 million was available for recognition as revenue related to the intellectual property licenses delivered to DSM during the three and nine months ended September 30, 2017. See Note 10, “Significant Revenue Agreements” for further details.

August 2017 Vivo Offering

On August 3, 2017, the Company issued and sold the following securities to affiliates of Vivo Capital (collectively, Vivo) in a private placement (the August 2017 Vivo Offering):

•	2,826,711 shares of common stock at a price of $4.26 per share;
•	12,958 shares of Series D Preferred Stock at a price of $1,000 per share;
•	warrants to purchase an aggregate of 5,575,118 shares of common stock at an exercise price of $6.39 per share, expiring in five years (the August 2017 Vivo Cash Warrants); and
•	the August 2017 Vivo Dilution Warrants (as described below).

Net proceeds to the Company were $24.8 million after payment of offering expenses.

Each share of Series D Preferred Stock has a stated value of $1,000 and, subject to the August 2017 Vivo Offering Beneficial Ownership Limitation (as defined below), is convertible at any time, at the option of the holders, into common stock at a conversion price of $4.26 per share. The Series D Conversion Rate is subject to adjustment in the event of any dividends or distributions of the common stock, or any stock split, reverse stock split, recapitalization, reorganization or similar transaction.

The conversion of the Series D Preferred Stock is subject to a beneficial ownership limitation of 9.99% (the August 2017 Vivo Offering Beneficial Ownership Limitation), which limitation may be waived by the holders on 61 days’ prior notice.

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

Unless and until converted into common stock in accordance with its terms, the Series D Preferred Stock has no voting rights, other than as required by law or with respect to matters specifically affecting the Series D Preferred Stock. The Series D Preferred Stock is classified as permanent equity, as the Company controls all actions or events required to settle the optional conversion feature in shares.

The August 2017 Vivo Cash Warrants and August 2017 Vivo Dilution Warrants are freestanding derivative instruments in connection with the issuance of equity instruments, which have been recorded as derivative liabilities. These warrants have been recognized at their fair value of $13.0 million as determined by management with the assistance of an independent third party appraisal based on level 3 inputs. Changes in the fair value of these derivative liabilities from the date of issuance through September 30, 2017 have been recorded in earnings. The remaining $12.0 million in proceeds received was allocated on a relative fair value basis, resulting in $5.5 million of proceeds being allocated to the common stock sold in the August 2017 Vivo Offering and $6.2 million allocated to the Series D Preferred Stock, net of $0.2 million in issuance costs. The Series D Preferred Stock includes a beneficial conversion feature of $5.8 million as the full fair value of the Series D Preferred Stock of $12.0 million was greater than the $6.2 million allocated to the Series D Preferred Stock.

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

The exercise price of the August 2017 Vivo Cash Warrants is subject to standard adjustments as well as full-ratchet anti-dilution protection for any issuance by the Company of equity or equity-linked securities during the three-year period following August 3, 2017 (the Vivo Dilution Period) at a per share price less than the then-current exercise price of the August 2017 Vivo Cash Warrants, subject to certain exceptions.

The August 2017 Vivo Dilution Warrants allow Vivo to purchase a number of shares of common stock sufficient to provide Vivo with full-ratchet anti-dilution protection for any issuance by the Company of equity or equity-linked securities during the Vivo Dilution Period at a per share price less than $4.26, the effective per share price paid by Vivo for the shares of common stock issuable upon conversion of the Series D Preferred Stock, subject to certain exceptions and subject to the Dilution Floor. The August 2017 Vivo Dilution Warrants expire five years from the date they are initially exercisable.

The effectiveness of the anti-dilution adjustment provision of the August 2017 Vivo Cash Warrants and the exercise of the August 2017 Vivo Dilution Warrants were subject to the August 2017 Stockholder Approval (as defined below). As of September 30, 2017, none of the August 2017 Vivo Cash Warrants had been exercised and the August 2017 Vivo Dilution Warrants were not exercisable for any shares.

In connection with the August 2017 Vivo Offering, the Company agreed that it would not issue any shares of common stock or securities convertible into or exercisable or exchangeable for common stock at a price below the Dilution Floor without Vivo's consent.

In connection with the August 2017 Vivo Offering, the Company and Vivo also entered into a Stockholder Agreement (the Vivo Stockholder Agreement) setting forth certain rights and obligations of Vivo and the Company. Pursuant to the Vivo Stockholder Agreement, Vivo will have the right, subject to certain restrictions and a minimum beneficial ownership level of 4.5%, to (i) designate one director selected by Vivo to the Board and (ii) appoint a representative to attend all Board meetings in a nonvoting observer capacity and to receive copies of all materials provided to directors, subject to certain exceptions. Furthermore, Vivo will have the right to purchase additional shares of capital stock of the Company in connection with a sale of equity or equity-linked securities by the Company in a capital raising transaction for cash, subject to certain exceptions, to maintain its proportionate ownership percentage in the Company. Vivo agreed not to sell or transfer any of the shares of common stock, Series D Preferred Stock or warrants purchased by Vivo in the August 2017 Vivo Offering, or any shares of common stock issuable upon conversion or exercise thereof, other than to its affiliates, without the consent of the Company through August 2018 and to any competitor of the Company thereafter. Vivo also agreed that, subject to certain exceptions, until the later of (i) three years from the closing of the August 2017 Vivo Offering and (ii) three months after there is no Vivo director on the Board, Vivo will not, without the prior consent of the Board, acquire common stock or rights to acquire common stock that would result in Vivo beneficially owning more than 33% of the Company’s outstanding voting securities at the time of acquisition. Under the Vivo Stockholder Agreement, the Company has agreed to use its commercially reasonable efforts to register, via one or more registration statements filed with the SEC under the Securities Act, the shares of common stock purchased in the August 2017 Vivo Offering as well as the shares of common stock issuable upon conversion or exercise of the Series D Preferred Stock and warrants purchased by Vivo in the August 2017 Vivo Offering.

August 2017 Stockholder Approval

The Company has agreed to solicit from its stockholders such approval as may be required by the applicable rules and regulations of the NASDAQ Stock Market with respect to the anti-dilution provisions of the August 2017 DSM Cash Warrant and the August 2017 Vivo Cash Warrants and the exercise of the August 2017 DSM Dilution Warrant and the August 2017 Vivo Dilution Warrants (the August 2017 Stockholder Approval) at an annual or special meeting of stockholders to be held on or prior to the date of the Company’s 2018 annual meeting of stockholders (the Stockholder Meeting), and to use commercially reasonable efforts to secure the August 2017 Stockholder Approval. DSM and Vivo may, at their option, upon at least 90 days’ prior written notice, require the Company to hold the Stockholder Meeting prior to the Company’s 2018 annual meeting of stockholders. If the Company does not obtain the August 2017 Stockholder Approval at the Stockholder Meeting, the Company will call a stockholder meeting every four months thereafter to seek the August 2017 Stockholder Approval until the earlier of the date the August 2017 Stockholder Approval is obtained or the August 2017 DSM Cash Warrant, the August 2017 Vivo Cash Warrants, the August 2017 Vivo Dilution Warrants and the August 2017 DSM Dilution Warrant are no longer outstanding. In addition, until the August 2017 Stockholder Approval has been obtained and deemed effective, the Company may not issue any shares of common stock or securities convertible into or exercisable or exchangeable for common stock if such issuance would have triggered the anti-dilution adjustment provisions in the August 2017 DSM Cash Warrant, the August 2017 DSM Dilution Warrant, the August 2017 Vivo Cash Warrants or the August 2017 Vivo Dilution Warrants (if the August 2017 Stockholder Approval had been obtained prior to such issuance) without the prior written consent of DSM and Vivo, respectively.

May 2017 Offerings

In May 2017, the Company issued and sold an aggregate of 22,140 shares of Series A Preferred Stock, 70,904 shares of Series B Preferred Stock, and warrants to purchase an aggregate of 7,384,190 shares of common stock at an exercise price of $7.80 per share, warrants to purchase an aggregate of 7,384,190 shares of common stock at an exercise price of $9.30 per share, and warrants to purchase a number of shares of common stock sufficient to provide full-ratchet anti-dilution protection with respect to the effective price paid for the common stock underlying the Series A Preferred Stock and Series B Preferred Stock (collectively, the May 2017 Warrants) in separate offerings, certain of which were registered under the Securities Act or others of which were private placements (collectively, the May 2017 Offerings).

The net proceeds to the Company from the May 2017 Offerings were $50.7 million after payment of offering expenses and placement agent fees. The Series A Preferred Stock and May 2017 Warrants relating thereto were sold to the purchasers thereof in exchange for aggregate cash consideration of $22.1 million, and the Series B Preferred Stock and May 2017 Warrants relating thereto were sold to the purchasers thereof in exchange for (i) aggregate cash consideration of $30.7 million and (ii) the cancellation of $40.2 million of outstanding indebtedness (including accrued interest thereon) owed by the Company to certain purchasers, of which $33.1 million was from related parties, as further described below.

Series A Preferred Stock

Each share of Series A Preferred Stock has a stated value of $1,000 and is convertible at any time, at the option of the holder, into common stock at a conversion price of $17.25 per share (the Preferred Stock Conversion Rate). The Preferred Stock Conversion Rate is subject to adjustment in the event of any dividends or distributions of common stock, or any stock split, reverse stock split, recapitalization, reorganization or similar transaction. If not previously converted at the option of the holder, each share of Series A Preferred Stock automatically converted on October 9, 2017, the 90th day following the date that the Company announced that Stockholder Approval was obtained and effected, subject to the May 2017 Offerings Beneficial Ownership Limitation (as defined below).

Dividends, at a rate per year equal to 17.38% of the stated value of the Series A Preferred Stock, will be payable semiannually from the issuance of the Series A Preferred Stock until the tenth anniversary of the date of issuance, on each October 15 and April 15, beginning October 15, 2017, on a cumulative basis, at the Company's option, in cash, out of any funds legally available for the payment of dividends, or, subject to the satisfaction of certain conditions, in Common Stock at the Preferred Stock Conversion Rate, or a combination thereof. In addition, upon the conversion of the Series A Preferred Stock prior to the tenth anniversary of the date of issuance, the holders of the Series Preferred A Stock shall be entitled to a payment equal to $1,738 per $1,000 of stated value of the Series A Preferred Stock, less the amount of all prior semiannual dividends paid on such converted Series A Preferred Stock prior to the relevant conversion date (the Make-Whole Payment), at the Company's option, in cash, out of any funds legally available for the payment of dividends, or, subject to the satisfaction of certain conditions, in common stock at the Preferred Stock Conversion Rate, or a combination thereof. If the Company elects to pay any dividend in the form of cash, it shall provide each holder with notice of such election not later than the first day of the month of prior to the applicable dividend payment date.

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

The conversion of the Series A Preferred Stock is subject to a beneficial ownership limitation of 4.99% (or such other percentage not to exceed 9.99%, provided that any increase will not be effective until 61 days after notice thereof by the holder) of the number of shares of common stock outstanding immediately after giving effect to the issuance of shares of common stock issuable upon conversion of such Series A Preferred Stock (the May 2017 Offerings Beneficial Ownership Limitation). In addition, prior to obtaining the May 2017 Stockholder Approval (as defined below), the aggregate number of shares issued with respect to the Series A Preferred Stock (and any other transaction aggregated for such purpose) could not exceed 3,792,778 shares of common stock (the May 2017 Exchange Cap).

The Series A Preferred Stock is classified as permanent equity, as the Company controls all actions or events required to settle the optional and mandatory conversion feature in shares. The Make-Whole Payment was determined to be an embedded derivative requiring bifurcation and separate recognition as a derivative liability recognized at its fair value as of the issuance date with subsequent changes in fair value recorded in earnings until the Series A Preferred Stock is converted into common stock and the Make-Whole Payment is paid or until the Make-Whole Payment is paid through declared dividends or cash. A derivative liability was recognized at fair value on the date of issuance for the Make-Whole Payment in the amount of $11.0 million. The Series A Preferred Stock also contains a beneficial conversion feature which was recognized up to the amount of $0.6 million of proceeds allocated to the preferred stock. Net proceeds allocated to the Series A Preferred Stock were $0.

As of September 30, 2017, 20,670 shares of Series A Preferred Stock have been converted into common stock (with the Make-Whole Payment in each case being made in the form of common stock) and there were 1,470 shares of Series A Preferred Stock outstanding. For the nine months ended September 30, 2017, the Company recognized a gain of $10.0 million for the reduction in fair value of the derivative liabilities in connection with the 20,670 shares of Series A Preferred Stock converted into common stock.

Series B Preferred Stock

The Series B Preferred Stock has substantially identical terms to the Series A Preferred Stock, except that (i) the conversion of the Series B Preferred Stock was subject to the May 2017 Stockholder Approval and (ii) the May 2017 Offerings Beneficial Ownership Limitation does not apply to DSM. The Series B Preferred Stock is classified as permanent equity at September 30, 2017, which is a change from the mezzanine classification at June 30, 2017. As described in more detail below under “May 2017 Stockholder Approval,” in July 2017 the Company’s stockholders approved removing a restriction preventing the Series B Preferred Stock issued in the May 2017 Offerings from being convertible into common stock. As a result of the May 2017 Stockholder Approval, the Company now controls all actions or events required to settle an optional or mandatory conversion feature in shares and has reclassified $12.8 million from mezzanine to permanent equity.

The investors that purchased shares of the Series B Preferred Stock included related parties affiliated with members of the Board: Foris exchanged an aggregate principal amount of $27.0 million of indebtedness, plus accrued interest thereon, for 30,729 shares of Series B Preferred Stock and May 2017 Warrants to purchase 4,877,386 shares of Common Stock and Naxyris exchanged an aggregate principal amount of $2.0 million of indebtedness, plus accrued interest thereon, for 2,333 shares of Series B Preferred Stock and May 2017 Warrants to purchase 370,404 shares of common stock. The fair value of the Series B Preferred Stock, embedded make whole payment and related warrants exceeded the carrying value of the related party debt and accrued interest exchanged by $8.6 million which was recorded as a reduction to Additional Paid in Capital and considered a deemed dividend, increasing net loss attributable to Amyris, Inc. common stockholders.

The investors that purchased shares of the Series B Preferred Stock also included holders of certain of the Company's existing indebtedness, including the 2014 144A Notes and the 2015 144A Notes. These investors exchanged all or a portion of their holding of such indebtedness, including accrued interest thereon, representing an aggregate of $3.4 million of 2014 144A Notes and $3.7 million of 2015 144A Notes, for Series B Preferred Stock and May 2017 Warrants in the May 2017 Offerings. The fair value of the Series B Preferred Stock, embedded make whole payment and related warrants exceeded the carrying value of the debt and accrued interest exchanged by $1.9 million, which was recognized as a loss on extinguishment of debt in other income (expense).

Upon the closing of the May 2017 Offerings, all of such exchanged indebtedness was canceled and the agreements relating thereto, including any note purchase agreements or unsecured or secured promissory notes (including any security interest relating thereto), were terminated, except to the extent such investors or other investors retain a portion of such indebtedness.

The Series B Preferred Stock issued to DSM in the May 2017 Offerings contains a contingent beneficial conversion feature that was recognized in the three months ending September 30, 2017, as the May 2017 Stockholder Approval occurred and the contingency no longer exists. As a result, $0.6 million was recorded as a reduction to Additional Paid in Capital and was considered a deemed dividend, increasing net loss attributable to Amyris, Inc. common stockholders. The conversion feature (the right to negotiate the Second Tranche Funding Option) is not a separate unit of account requiring bifurcation.

As of September 30, 2017, 53,942 shares of Series B Preferred Stock (including the Series B Preferred Stock issued in the August 2017 DSM Offering) had been converted into common stock (with the Make-Whole Payment in each case being made in the form of common stock) and 41,962 shares of Series B Preferred Stock were outstanding. A derivative liability was recognized at fair value on the date of issuance for the make whole payment in the amount of $34.7 million. Changes in the fair value of this derivative from the date of issuance through September 30, 2017 have been recorded in earnings. Issuance costs of $1.2 million were netted against the proceeds. Additional issuance costs of $1.0 million were expensed as debt extinguishment costs for debt that was exchanged in the May 2017 Offerings. For the nine months ended September 30, 2017, the Company recognized a gain of $16.6 million for the reduction in fair value of the derivative liabilities in connection with the 53,942 shares of Series B Preferred Stock converted into common stock.

May 2017 Warrants

The Company issued to each investor in the May 2017 Offerings warrants to purchase a number of shares of common stock equal to 100% of the shares of common stock into which such investor's shares of Series A Preferred Stock or Series B Preferred Stock were initially convertible (including shares of common stock issuable as payment of dividends or the Make-Whole Payment, assuming that all such dividends and the Make-Whole Payment are made in common stock), representing warrants to purchase 14,768,380 shares of common stock in the aggregate for all investors (collectively, the May 2017 Cash Warrants). The exercise price of the May 2017 Cash Warrants is subject to standard adjustments as well as full-ratchet anti-dilution protection for any issuance by the Company of equity or equity-linked securities during the three-year period following the issuance of such warrants (the May 2017 Dilution Period) at a per share price less than the then-current exercise price of the May 2017 Cash Warrants, subject to certain exceptions. As of September 30, 2017, the exercise price of the May 2017 Cash Warrants was $4.40 per share. As of September 30, 2017, no May 2017 Cash Warrants had been exercised.

In addition, the Company issued to each investor a warrant, with an exercise price of $0.0015 per share as of September 30, 2017 (collectively, the May 2017 Dilution Warrants), to purchase a number of shares of common stock sufficient to provide the investor with full-ratchet anti-dilution protection for any issuance by the Company of equity or equity-linked securities during the May 2017 Dilution Period at a per share price less than $6.30, the effective per share price paid by the investors for the shares of common stock issuable upon conversion of their Series A Preferred Stock or Series B Preferred Stock (including shares of common stock issuable as payment of dividends or the Make-Whole Payment, assuming that all such dividends and the Make-Whole Payment are made in common stock) subject to certain exceptions. As of September 30, 2017, the May 2017 Dilution Warrants were exercisable for an aggregate of 6,377,466 shares, of which 1,722,042 were exercised as of September 30, 2017.

The exercise of the May 2017 Warrants was initially subject to, and the May 2017 Warrants became exercisable upon the Company obtaining, the May 2017 Stockholder Approval. The May 2017 Warrants each have a term of five years from the date such warrants initially became exercisable upon the receipt and effectiveness of the May 2017 Stockholder Approval. The exercise of the May 2017 Warrants (other than the May 2017 Warrants held by DSM) is subject to the May 2017 Offerings Beneficial Ownership Limitation. The May 2017 Cash Warrants are freestanding financial instruments that are accounted for as derivative liabilities and recognized at their fair value on the date of issuance of $39.5 million. As of September 30, 2017, the fair value of the May 2017 Cash Warrants was $27.0 million based on an independent third party appraisal using Monte Carlo simulation and Black-Scholes-Merton option value approaches. For the three and nine months ended September 30, 2017, the Company recorded losses of $6.1 million and $12.5 million, respectively, to reflect changes in fair value of the May 2017 Cash Warrants. Subsequent changes to the fair value of the May 2017 Cash Warrants will be continue to be recorded in earnings until the warrants are exercised or expire in July 2022.

The full-ratchet anti-dilution protection of the May 2017 Cash Warrants are also freestanding financial instruments that have been accounted for as derivative liabilities and recognized at their fair value on the date of issuance of $4.4 million. As of September 30, 2017, the fair value of the full-ratchet anti-dilution protection feature of the May 2017 Cash Warrants was $21.7 million. For the three and nine months ended September 30, 2017, the Company recorded losses of $19.0 million and $20.9 million to reflect change in fair value of the derivative liability. Future changes in fair value of the derivative liability will continue to be recorded in earnings until the warrants are exercised or expire in July 2022.

Warrant activity and balances in connection with the May and August 2017 Offerings are as follows:

	Issued	Exercised	Warrants Outstanding at 9/30/2017
May and August 2017 Cash Warrants
May 2017	14,768,380	—	14,768,380
August 2017	9,543,234	—	9,543,234
	24,311,614	—	24,311,614
May and August 2017 Dilution Warrants
May 2017	6,377,466	(1,722,042)	4,655,424
August 2017	—	—	—
	6,377,466	(1,722,042)	4,655,424
Grand total	30,689,080	(1,722,042)	28,967,038

May 2017 Stockholder Approval

In connection with the May 2017 Offerings, the Company agreed to solicit from its stockholders (i) any approval required by the rules and regulations of the NASDAQ Stock Market, including without limitation the issuance of common stock upon conversion of the Series A Preferred Stock in excess of the May 2017 Exchange Cap, upon conversion of the Series B Preferred Stock and upon exercise of the May 2017 Warrants (the NASDAQ Approval) and (ii) approval to effect the Reverse Stock Split (collectively, the May 2017 Stockholder Approval) at an annual or special meeting of stockholders to be held on or prior to July 10, 2017, and to use commercially reasonable efforts to secure the May 2017 Stockholder Approval. The Reverse Stock Split was approved by the Company’s stockholders in May 2017 and the NASDAQ Approval was obtained on July 7, 2017.

May 2017 Exchange of Common Stock for Series C Convertible Preferred Stock

In May 2017, Foris and Naxyris agreed to exchange (the May 2017 Exchange) their outstanding shares of common stock, representing a total of 1,394,706 shares, for 20,921 shares of the Company's Series C Convertible Preferred Stock, par value $0.0001 per share (the Series C Preferred Stock) in a private exchange. In addition, Foris and Naxyris agreed not to convert any of their outstanding convertible promissory notes, warrants or any other equity-linked securities of the Company until the May 2017 Stockholder Approval had been obtained.

Each share of Series C Preferred Stock has a stated value of $1,000 and would automatically convert into common stock, at a conversion price of $15.00 per share (the Series C Conversion Rate), upon the approval by the Company's stockholders and implementation of a reverse stock split.

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

The shares of Series C Preferred Stock automatically converted to common stock on June 6, 2017 in connection with the effectiveness of the Reverse Stock Split. The Company accounted for the Series C Preferred Stock and the May 2017 Exchange as a non-monetary transaction that had no impact on the interim financial statements.

Exchange Agreement Warrants

Under the 2015 Exchange Agreement, Total and Temasek received the following warrants at the closing of the 2015 Exchange:

•	Total received a warrant to purchase 1,261,613 shares of common stock (the Total Funding Warrant), which warrant had been fully exercised as of September 30, 2017.
•	Total received a warrant to purchase 133,334 shares of the Company’s common stock that would only be exercisable if the Company failed, as of March 1, 2017, to achieve a target cost per liter to manufacture farnesene (the Total R&D Warrant). As of March 1, 2017, the Company had not achieved the target cost per liter to manufacture farnesene provided in the Total R&D Warrant, and as a result, on March 1, 2017 the Total R&D Warrant became exercisable in accordance with its terms. As of September 30, 2017, the Total R&D Warrant had not been exercised.
•	Temasek received a warrant to purchase 978,525 shares of common stock, which warrant had been fully exercised as of September 30, 2017.
•	Temasek received a warrant exercisable for that number of shares of common stock equal to 58,690 multiplied by a fraction equal to the number of shares for which Total exercises the Total R&D Warrant divided by 133,334 (the Temasek R&D Warrant). As of September 30, 2017, the Temasek R&D Warrant was not exercisable for any shares of common stock.
•	Temasek received a warrant exercisable for that number of shares of common stock equal to (1) (A) the sum of (i) the number of shares for which Total exercises the Total Funding Warrant plus (ii) the number of any additional shares for which the outstanding Tranche Notes may become exercisable as a result of a reduction in their conversion price as a result of and/or subsequent to the 2015 Exchange plus (iii) the number of additional shares in excess of 133,334, if any, for which the Total R&D Warrant becomes exercisable, multiplied by (B) a fraction equal to 30.6% divided by 69.4% plus (2) (A) the number of any additional shares for which the outstanding 2014 144A Notes may become exercisable as a result of a reduction in their conversion price multiplied by (B) a fraction equal to 13.3% divided by 86.7% (the Temasek Funding Warrant). As of September 30, 2017, the Temasek Funding Warrant had been exercised with respect to 846,683 shares of common stock and was exercisable for 1,889,986 shares of common stock.

The warrants issued to Total in the 2015 Exchange each have five-year terms, and the warrants issued to Temasek in the 2015 Exchange each have ten-year terms. All of such warrants have an exercise price of $0.15 per share as of September 30, 2017.

In addition to the grant of the warrants in the 2015 Exchange, a warrant to purchase 66,667 shares of common stock issued by the Company to Temasek in October 2013 in conjunction with a prior convertible debt financing became exercisable in full upon the completion of the 2015 Exchange. As of September 30, 2017, such warrant had been fully exercised.

July 2015 PIPE Warrants

In July 2015, the Company entered into a securities purchase agreement with certain purchasers, including entities affiliated with members of the Board, under which the Company agreed to sell 1,068,379 shares of common stock at a price of $23.40 per share, for aggregate proceeds to the Company of $25.0 million. The sale of common stock was completed on July 29, 2015. In connection with such sale, the Company granted to each of the purchasers a warrant, exercisable at a price of $0.15 per share as of September 30, 2017, to purchase of a number of shares of common stock equal to 10% of the shares of common stock purchased by such investor. The exercisability of the warrants was subject to stockholder approval, which was obtained on September 17, 2015. As of September 30, 2017, such warrants had been exercised with respect to 25,643 shares of common stock and warrants with respect to 81,197 shares of common stock were outstanding.

At Market Issuance Sales Agreement

On March 8, 2016, the Company entered into an At Market Issuance Sales Agreement (the ATM Sales Agreement) with FBR Capital Markets & Co. and MLV & Co. LLC (the Agents) under which the Company may issue and sell shares of its common stock having an aggregate offering price of up to $50.0 million (the ATM Shares) from time to time through the Agents, acting as its sales agents, under the Company's Registration Statement on Form S-3 (File No. 333-203216), effective April 15, 2015. Sales of the ATM Shares through the Agents, if any, will be made by any method that is deemed an "at the market offering" as defined in Rule 415 under the Securities Act, including by means of ordinary brokers' transactions at market prices, in block transactions, or as otherwise agreed by the Company and the Agents. Each time that the Company wishes to issue and sell ATM Shares under the ATM Sales Agreement, the Company will notify one of the Agents of the number of ATM Shares to be issued, the dates on which such sales are anticipated to be made, any minimum price below which sales may not be made and other sales parameters as the Company deems appropriate. The Company will pay the designated Agent a commission rate of up to 3.0% of the gross proceeds from the sale of any ATM Shares sold through such Agent as agent under the ATM Sales Agreement. The ATM Sales Agreement contains customary terms, provisions, representations and warranties. The ATM Sales Agreement includes no commitment by other parties to purchase shares the Company offers for sale.

During the nine months ended September 30, 2017, the Company did not sell any shares of common stock under the ATM Sales Agreement. As of the date hereof, $50.0 million remained available for future sales under the ATM Sales Agreement.

8. Commitments and Contingencies

Commitments

Leases

The Company leases certain facilities and finances certain equipment under operating and capital leases, respectively. Operating leases include leased facilities, and capital leases include leased equipment (see Note 4, "Balance Sheet Components"). The Company recognizes rent expense on a straight-line basis over the noncancelable lease term and records the difference between rent payments and the recognition of rent expense as a deferred rent liability. Where leases contain escalation clauses, rent abatements or concessions, such as rent holidays and landlord or tenant incentives or allowances, the Company applies them as a straight-line rent expense over the lease term. The Company has noncancelable operating lease agreements for office, research and development, and manufacturing space, and equipment that expire at various dates, with the latest expiration in February 2031. Rent expense under operating leases was $1.4 million and $1.3 million for the three months ended September 30, 2017 and 2016, respectively, and $4.1 million and $4.0 million for the nine months ended September 30, 2017 and 2016, respectively.

Future minimum payments under the Company's lease obligations as of September 30, 2017 are as follows (in thousands):

Years ending December 31:	Capital Leases	Operating Leases	Total Lease Obligations
2017 (remaining three months)	$307	$2,278	$2,585
2018	645	9,163	9,808
2019	75	7,790	7,865
2020	—	7,012	7,012
2021	—	7,248	7,248
Thereafter	—	10,991	10,991
Total future minimum payments	$1,027	$44,482	$45,509
Less: amount representing interest	(37)
Present value of minimum lease payments	990
Less: current portion	(863)
Long-term portion	$127

Contingencies

The Company's management assesses contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company's management evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought.

If the assessment of a contingency indicates that it is probable that a loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company's financial statements. If the assessment indicates that a potential loss contingency is not probable but is reasonably possible, or is probable but cannot be reasonably estimated, then the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material would be disclosed. Loss contingencies considered to be remote by management are generally not disclosed unless they involve guarantees, in which case the guarantee would be disclosed.

The Company has levied indirect taxes on sugarcane-based biodiesel sales by Amyris Brasil to customers in Brazil based on advice from external legal counsel. In the absence of definitive rulings from the Brazilian tax authorities on the appropriate indirect tax rate to be applied to such product sales, the actual indirect rate to be applied to such sales could differ from the rate we levied.

In April 2017, a securities class action complaint was filed against the Company and its CEO, John G. Melo, and CFO, Kathleen Valiasek, in the U.S. District Court for the Northern District of California. The complaint sought unspecified damages on behalf of a purported class that would comprise all individuals who acquired the Company's common stock between March 2, 2017 and April 17, 2017. The complaint alleged securities law violations based on statements made by the Company in its earnings press release issued on March 2, 2017 and Form 12b-25 filed with the SEC on April 3, 2017. On September 21, 2017, an Order of Dismissal was entered on the plaintiff’s notice of voluntary dismissal without prejudice.

Subsequent to the filing of the securities class action complaint described above, four separate purported shareholder derivative complaints were filed based on substantially the same facts as the securities class action complaint described above (the Derivative Complaints). The Derivative Complaints name Amyris, Inc. as a nominal defendant and name a number of the Company’s current officers and directors as additional defendants. The lawsuits seek to recover, on the Company's behalf, unspecified damages purportedly sustained by the Company in connection with allegedly misleading statements and/or omissions made in connection with the Company’s securities filings. The Derivative Complaints also seek a series of changes to the Company’s corporate governance policies, restitution to the Company from the individual defendants, and an award of attorneys’ fees. Two of the Derivative Complaints were filed in the U.S. District Court for the Northern District of California (together, the Federal Derivative Cases): Bonner v. John Melo, et al., Case No. 4:17-cv-04719, filed August 15, 2017, and Goldstein v. John Melo, et al., Case No. 3:17-cv-04927, filed on August 24, 2017. On September 19, 2017, an order was entered consolidating the Federal Derivative Cases into a single consolidated action, captioned: In re Amyris, Inc., Shareholder Derivative Litigation, Lead Case No. 2:15-cv-04719, and ordering plaintiffs to file a consolidated complaint or designate an operative complaint by November 3, 2017. On November 3, 2017, the plaintiffs in the Federal Derivative Cases filed a Notice of Designation of Operative Complaint designating the complaint filed in the Bonner case as the operative complaint. The remaining two Derivative Complaints were filed in the Superior Court for the State of California (the State Derivative Cases): Gutierrez v. John G. Melo, et al., Case. No. BC 665782, filed on June 20, 2017, in the Superior Court for the County of Los Angeles, and Soleimani v. John G. Melo, et al., Case No. RG 17865966, filed on June 29, 2017, in the Superior Court for the County of Alameda. On August 31, 2017, the Gutierrez case was transferred to the Superior Court for the State of California, County of Alameda and assigned case number RG17876383. These state cases are in the initial pleadings stage. We believe the Derivative Complaints lack merit, and intend to defend ourselves vigorously. Given the early stage of these proceedings, it is not yet possible to reliably determine any potential liability that could result from this matter.

The Company is subject to disputes and claims that arise or have arisen in the ordinary course of business and that have not resulted in legal proceedings or have not been fully adjudicated. Such matters that may arise in the ordinary course of business are subject to many uncertainties and outcomes are not predictable with reasonable assurance and therefore an estimate of all the reasonably possible losses cannot be determined at this time. Therefore, if one or more of these legal disputes or claims resulted in settlements or legal proceedings that were resolved against the Company for amounts in excess of management's expectations, the Company's condensed consolidated financial statements for the relevant reporting period could be materially adversely affected.

9. Noncontrolling Interests

Aprinnova JV

The Company is a 50% owner of a joint venture, Aprinnova, LLC (the Aprinnova JV), which the Company has determined is a variable-interest entity (VIE) under ASC 810, "Consolidation", and that the Company is the VIE's primary beneficiary because of the Company's significant ongoing involvement in the Aprinnova JV's operational decision making and the Company's guarantee of production costs for squalane/hemisqualane. Accordingly, the Company accounts for the Aprinnova JV under the consolidation method of accounting.

The table below reflects the carrying amount of the Aprinnova JV's assets and liabilities, for which the Company is the primary beneficiary at September 30, 2017 (in thousands):

	September 30, 2017	December 31, 2016
Assets	33,385	30,778
Liabilities	3,192	333

Aprinnova JV's creditors have recourse only to the assets of Aprinnova JV.

The change in the Company's noncontrolling interest in Aprinnova JV for the nine months ended September 30, 2017 and 2016, is summarized below (in thousands):

	2017	2016
Balance at January 1	$937	$—
Acquisition of noncontrolling interest	—	114
Net loss attributable to noncontrolling interest	—	—
Balance at September 30	$937	$114

10. Significant Revenue Agreements

Product Sales

Nenter Agreements

In 2016, the Company entered into a Renewable Farnesene Supply Agreement (as amended, the Nenter Supply Agreement) with Nenter & Co., Inc. (Nenter) to establish the terms of a supply and value-share arrangement between the Company and Nenter related to farnesene. The Company agreed to supply Nenter with farnesene at prices and on delivery terms set forth in the Nenter Supply Agreement and to provide Nenter with certain exclusive purchase rights, and Nenter agreed to annual minimum purchase volume requirements and to provide the Company with quarterly value-share payments representing a portion of Nenter's profit on the sale of products produced using farnesene purchased under the Nenter Supply Agreement. The Nenter Supply Agreement expires December 31, 2020 and will automatically renew at the end of such initial term for an additional 5-year term unless otherwise terminated.

Under this agreement, the Company recognized product revenues of $1.7 million and $2.8 million for the three months ended September 30, 2017 and 2016, respectively, and $10.6 million and $2.8 million for the nine months ended September 30, 2017 and 2016, respectively.

In October 2016, the Company entered into a Cooperation Agreement with Nenter, which was terminated in May 2017. In connection with the termination of the Cooperation Agreement, the Company paid Nenter a fee of $2.5 million in August 2017, which is included in Sales, General and Administrative expense for the nine months ended September 30, 2017.

Grants and Collaborations

DSM Collaboration and Licensing Agreements

In July and September 2017, the Company entered into three separate collaboration agreements with DSM (the DSM Collaboration Agreements) to jointly develop three new molecules in the Health and Nutrition field (the DSM Ingredients) using the Company’s technology, which the Company would produce and DSM would commercialize. Pursuant to the DSM Collaboration Agreements, DSM will, subject to certain conditions, provide funding for the development of the DSM Ingredients and, upon commercialization, the parties would enter into supply agreements whereby DSM would purchase the applicable DSM Ingredients from the Company at prices agreed by the parties. The development services will be directed by a joint steering committee with equal representation by DSM and the Company. In addition, the parties will share product margin from DSM’s sales of products that incorporate the DSM Ingredients subject to the DSM Collaboration Agreements.

In connection with the entry into the DSM Collaboration Agreements, the Company and DSM also entered into certain license arrangements (the DSM License Agreements) providing DSM with certain rights to use the technology underlying the development of the DSM Ingredients to produce and sell products incorporating the DSM Ingredients. Under the DSM License Agreements, DSM agreed to pay the Company $9.0 million for a worldwide, exclusive, perpetual, royalty-free license to produce and sell products incorporating one of the DSM Ingredients in the Health and Nutrition field. DSM remitted the $9.0 million license fee to the Company in October 2017.

In addition, in connection with the entry into the DSM Collaboration Agreements, the Company and DSM entered into the DSM Credit Letter, pursuant to which the Company granted a credit to DSM in an aggregate amount of $12.0 million to be offset against future collaboration payments (in an amount not to exceed $6.0 million) and value share payments owed by DSM to the Company beginning in 2018. The DSM Credit Letter had a fair value of $7.1 million. The DSM Credit Letter, along with the August 2017 DSM Series B Preferred Stock, August 2017 DSM Cash Warrant, August 2017 DSM Dilution Warrant and Make-Whole Payment (see Note 7, “Stockholders’ Deficit”) are consideration to a customer under ASC 605-50, “Customer Payments and Incentives.”

As a result, the total fair value of $33.3 million related to the August 2017 DSM Cash Warrants, August 2017 DSM Dilution Warrants, the Make-Whole Payment, the August 2017 DSM Series B Preferred Stock and the DSM Credit Agreement reduced the $34.0 million in fixed consideration resulting from the August 2017 DSM Offering and the DSM License Agreements. The remaining $0.7 million was recognized as revenue generated from the delivery of the intellectual property licenses to DSM. At September 30, 2017, there was $7.1 million of deferred revenue in connection with the DSM License and Collaboration Agreements, which will be recognized in future periods as collaboration services are provided. The fixed and determinable consideration related to the DSM Collaboration Agreements and DSM License Agreements will be allocated to the identified deliverables which have been determined to have stand-alone value using the relative selling price method. The consideration allocated to the licenses will be recognized as the licenses are delivered and the consideration allocated to the collaboration deliverables will be recognized on a proportional performance basis as services are provided.

See Note 15, “Subsequent Events” for information regarding agreements with DSM subsequent to September 30, 2017.

Givaudan Agreements

In 2016, the Company entered into a Collaboration Agreement with Givaudan to establish a collaboration for the development and commercialization of certain renewable compounds for use in the fields of active cosmetics and flavors (the Givaudan Collaboration Agreement). Previously, in 2015, the Company entered into a farnesene supply agreement with Givaudan (the Givaudan Supply Agreement) for use in the production of a separate ingredient. Under the Givaudan Collaboration Agreement, Givaudan agreed to pay to the Company $12.0 million in semiannual installments of $3.0 million each, beginning on June 30, 2016; through September 30, 2017, the Company has received $9.0 million, in accordance with the arrangement. The Company recognized (i) collaboration revenues under the Givaudan Collaboration Agreement of $1.5 million and $1.6 million for the three months ended September 30, 2017 and 2016, respectively, and $4.5 million and $1.6 million for the nine months ended September 30, 2017 and 2016, respectively, and (ii) product revenues under the Givaudan Supply Agreement of $1.3 million and $0 for the three months ended September 30, 2017 and 2016, respectively, and $2.0 million and $0 for the nine months ended September 30, 2017 and 2016, respectively.

DARPA Technology Investment Agreement

In 2015, the Company entered into a Technology Investment Agreement with The Defense Advanced Research Projects Agency (DARPA), under which the Company, with the assistance of five specialized subcontractors, is working to create new research and development tools and technologies for strain engineering and scale-up activities and is being funded by DARPA on a milestone basis. The Company recognized collaboration revenues of $1.3 million and $1.3 million under this agreement for the three months ended September 30, 2017 and 2016, respectively, and $6.9 million and $4.8 million for the nine months ended September 30, 2017 and 2016, respectively.

Firmenich Agreements

In 2013, the Company entered into a collaboration agreement with Firmenich SA (Firmenich) (as amended, the Firmenich Collaboration Agreement), for the development and commercialization of multiple renewable flavors and fragrances compounds. In 2014, the Company entered into a supply agreement with Firmenich (the Firmenich Supply Agreement) for compounds developed under the Firmenich Collaboration Agreement. The Firmenich Collaboration Agreement and Firmenich Supply Agreement (the Firmenich Agreements) are considered for revenue recognition purposes to comprise a single multiple-element arrangement.

In July 2017, the Company and Firmenich entered into an amendment of the Firmenich Collaboration Agreement, pursuant to which the parties agreed to exclude certain compounds from the scope of the agreement and to terms connected with the supply and use of such compounds when commercially produced. In addition, the parties agreed to (i) fix at a 70/30 basis (70% for Firmenich) the ratio at which the parties’ will share product margins from sales of two compounds; (ii) set at a 70/30 basis (70% for Firmenich) the ratio at which the parties’ will share product margins from sales of a distinct form of compound until Firmenich receives $15.0 million more than the Company in the aggregate from such sales, after which time the parties will share the product margins 50/50 and (iii) a maximum Company cost of a compound where a specified purchase volume is satisfied, and alternative production and margin share arrangements in the event such Company cost cap is not achieved.

The Company recognized (i) collaboration revenues of $1.4 million and $1.3 million for the three months ended September 30, 2017 and 2016, respectively, and $4.6 million and $5.5 million for the nine months ended September 30, 2017 and 2016, respectively, and (ii) product revenues of $4.8 million and $0.3 million for the three months ended September 30, 2017 and 2016, respectively, and $6.9 million and $5.2 million for the nine months ended September 30, 2017 and 2016, respectively, under the Firmenich Agreements. Pursuant to the Firmenich Collaboration Agreement, the Company agreed to pay a one-time success bonus to Firmenich of up to $2.5 million if certain commercialization targets are met. Such targets have not yet been met as of September 30, 2017. The one-time success bonus will expire upon termination of the Firmenich Collaboration Agreement.

Michelin and Braskem Collaboration Agreements

In 2011, the Company entered into a collaboration agreement with Manufacture Francaise de Pnematiques Michelin (Michelin). Under the terms of the 2011 collaboration agreement, the Company and Michelin agreed to collaborate on the development, production and worldwide commercialization of isoprene or isoprenol, generally for tire applications, using the Company's technology. Under the agreement, Michelin made an upfront payment to the Company of $5.0 million.

In June 2014, the Company entered into a collaboration agreement with Braskem S.A. (Braskem) and Michelin (the June 2014 Collaboration Agreement) to collaborate to develop the technology to produce and possibly commercialize renewable isoprene. The June 2014 Collaboration Agreement terminated and superseded the 2011 collaboration agreement with Michelin, and, as a result of the signing of the June 2014 Collaboration Agreement, the upfront payment by Michelin of $5.0 million was rolled into the new collaboration agreement between Michelin, Braskem and the Company as Michelin's collaboration funding towards the research and development activities to be performed. In addition, the Company received a total of $4.5 million of funding from Braskem under the June 2014 Collaboration Agreement, of which $2.0 million was received in 2014 and $2.5 million was received in 2015.

In accordance with a September 2015 amendment, the June 2014 Collaboration Agreement contractually terminated.

The Company recognized collaboration revenues of $6.3 million and $0 for the three months ended September 30, 2017 and 2016, respectively, and $6.3 million and $0.1 million for the nine months ended September 30, 2017 and 2016, respectively, under the June 2014 Collaboration Agreement.

11. Stock-based Compensation

The Company’s stock option activity and related information for the nine months ended September 30, 2017 was as follows:

	Quantity of Stock Options	Weighted- average Exercise Price	Weighted-average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding - December 31, 2016	875,021	$55.20
Options granted	211,433	$6.64
Options exercised	(133)	$4.20
Options forfeited	(137,298)	$28.90
Outstanding - September 30, 2017	949,023	$48.19	6.7	$3,140
Vested and expected to vest after September 30, 2017	867,218	$51.73	6.5	$2,222
Exercisable at September 30, 2017	558,589	$72.64	5.2	$—

The Company’s restricted stock units (or "RSUs") and restricted stock activity and related information for the nine months ended September 30, 2017 are as follows:

	Quantity of Restricted Stock Units	Weighted- average Grant-date Fair Value	Weighted Average Remaining Contractual Life (in years)
Outstanding - December 31, 2016	454,923	$17.48
Awarded	381,204	$6.46
Vested	(155,849)	$19.54
Forfeited	(80,853)	$13.85
Outstanding - September 30, 2017	599,425	$10.43	1.5
Expected to vest after September 30, 2017	460,278	$10.74	1.4

Stock-based Compensation Expense

Stock-based compensation expense related to options and restricted stock units granted to employees and non-employees was allocated to research and development expense and sales, general and administrative expense as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Research and development	$395	$481	$1,320	$1,457
Sales, general and administrative	863	1,327	2,622	4,188
Total stock-based compensation expense	$1,258	$1,808	$3,942	$5,645

As of September 30, 2017, there was unrecognized compensation expense of $6.9 million related to stock options and restricted stock units. The Company expects to recognize this expense over a weighted-average period of 2.7 years.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Expected dividend yield	—%	—%	—%	—%
Risk-free interest rate	2.0%	1.2%	2.0%	1.3%
Expected term (in years)	6.2	6.2	6.1	6.2
Expected volatility	92.2%	76.7%	81.6%	73.0%

12. Related Party Transactions

Related Party Financings and Debt

See Note 5, “Long-term Debt” for a description of related party debt and related transactions during the three and nine months ended September 30, 2017.

Related Party Revenues

For the three and nine months ended September 30, 2017 and 2016, related party revenues were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
DSM	$1,337	$—	$1,486	$—
Novvi	—	1,390	—	1,390
TOTAL	77	—	77	—
	$1,414	$1,390	$1,563	$1,390

Related party accounts receivable balances as of September 30, 2017 and December 31, 2016, were $10.1 million and $0.9 million, respectively.

Novvi Joint Venture

In June 2017, the Company made a $60,000 equity contribution to Novvi LLC, its joint venture with Cosan US, Inc., American Refining Group, Inc., Chevron U.S.A. Inc. and H&R Group US, Inc. focusing on base oils, additives and lubricants.

Pilot Plant Agreements with Total

The Company and Total are parties to two five-year agreements, each dated April 4, 2014 and subsequently amended, under which the Company leases space in its pilot plants to Total and provides Total with fermentation and downstream separation scale-up services and training to Total employees, and utilizes Total employees to perform certain research and development services for the Company. In February 2017, the Company and Total amended these agreement to provide that the Company would not be charged for the cost of Total’s employees on or after May 1, 2016, other than overhead charges. At September 30, 2017 and December 31, 2016, the net amounts on our condensed consolidated balance sheets in connection with these agreements were payables to Total of $1.6 million and $1.8 million, respectively.

13. Income Taxes

The Company recorded income tax provisions as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Benefit from (provision for) income taxes	$0.3	$(0.1)	$—	$(0.4)

The amounts for all periods presented are comprised of accrued Brazilian withholding tax on interest on intercompany loans. Other than those amounts, no additional provisions for income tax have been recorded, net of valuation allowance, due to cumulative losses since commencement of the Company's operations. Due to decreases in the Company's intercompany loan balances, provisions for income taxes decreased for the three and nine months ended September 30, 2017 as compared to the prior year periods.

14. Net Loss per Share Attributable to Common Stockholders

Basic net loss per share attributable to common stockholders is computed by dividing the Company’s net loss attributable to Amyris, Inc. common stockholders by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share attributable to common stockholders is computed by giving effect to all potentially dilutive securities, including stock options, restricted stock units, common stock warrants and convertible promissory notes using the treasury stock method or the as-converted method, as applicable. For the three months ended September 30, 2017 and September 30, 2016, basic net loss per share attributable to common stockholders was the same as diluted net loss per share attributable to common stockholders because the inclusion of all potentially dilutive securities outstanding was antidilutive. For nine months ended September 2017, the $35.4 million gain attributable to derivative liabilities was removed from the calculation for diluted net loss attributable to common stockholders, as its inclusion would be anti-dilutive.

The following table presents the calculation of basic and diluted net loss per share attributable to common stockholders (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Numerator:
Net income (loss) attributable to Amyris, Inc.	$(33,861)	$(19,704)	$(70,612)	$(48,579)
Less deemed dividend on capital distribution to related parties	—	—	(8,648)	—
Less deemed dividend related to beneficial conversion feature on Series A preferred stock	—	—	(562)	—
Less deemed dividend related to beneficial conversion feature on Series B preferred stock	(634)	—	(634)	—
Less deemed dividend related to beneficial conversion feature on Series D preferred stock	(5,757)	—	(5,757)	—
Less cumulative dividends on Series A and Series B preferred stock	(2,567)	—	(4,242)	—
Net loss attributable to Amyris, Inc. common stockholders, basic	(42,819)	(19,704)	(90,455)	(48,579)
Interest on convertible debt	—	—	—	5,093
Accretion of debt discount	—	—	—	5,304
Gain from change in fair value of derivative instruments	—	—	(35,443)	(37,593)
Net loss attributable to Amyris, Inc. common stockholders, diluted	$(42,819)	$(19,704)	$(125,898)	$(75,775)

Denominator:
Weighted-average shares of common stock outstanding used in computing net loss per share of common stock, basic	37,529,694	16,612,690	27,280,894	15,118,144
Basic loss per share	$(1.14)	$(1.19)	$(3.32)	$(3.21)

Weighted-average shares of common stock outstanding	37,529,694	16,612,690	27,280,894	15,118,144
Effective of dilutive convertible promissory notes	—	—	—	2,773,531
Weighted-average common stock equivalents used in computing net loss per share of common stock, diluted	37,529,694	16,612,690	27,280,894	17,891,675
Diluted loss per share	$(1.14)	$(1.19)	$(4.61)	$(4.24)

The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share of common stock because including them would have been antidilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Period-end stock options to purchase common stock	949,023	924,062	949,023	924,062
Convertible promissory notes (1)	8,133,594	4,431,610	8,133,594	1,584,026
Period-end common stock warrants	31,303,080	977,561	31,303,080	977,561
Period-end restricted stock units	599,425	498,304	599,425	498,304
Total potentially dilutive securities excluded from computation of diluted net loss per share	40,985,122	6,831,537	40,985,122	3,983,953

______________

(1)	The potentially dilutive effect of convertible promissory notes was computed based on conversion ratios in effect as of the respective period end dates. A portion of the convertible promissory notes issued carries a provision for a reduction in conversion price under certain circumstances, which could potentially increase the dilutive shares outstanding. Another portion of the convertible promissory notes issued carries a provision for an increase in the conversion rate under certain circumstances, which could also potentially increase the dilutive shares outstanding.

15. Subsequent Events

Additional Agreements with DSM

On November 17, 2017, the Company entered into additional agreements with DSM as follows:

•	DSM agreed to purchase 100% of the equity ownership in Amyris Brasil (excluding certain assets) from the Company for a purchase price of $30.7 million, subject to certain adjustments. The Company will have a right of first refusal to purchase the manufacturing facility owned by Amyris Brasil located in Brotas, Brazil (the Brotas 1 Facility) if DSM determines to close or significantly reduce production at the Brotas 1 Facility;
•	The Company will borrow $25.0 million from DSM and will then repay:
◦	amounts outstanding under the Guanfu Note, and
◦	certain other outstanding indebtedness of Amyris Brasil, which amount will be deducted from the purchase price;

•	DSM will pay the Company an upfront license fee of $27.5 million in connection with a license agreement executed in November 2017; and

•	The Company and DSM will enter into other commercial agreements.

The closing of the transactions described above is subject to several conditions, including the execution, delivery and assignment of certain agreements and contracts, obtaining certain third party and governmental approvals, and making certain regulatory filings and registrations. The parties may terminate the transactions in the event the closing has not occurred by March 31, 2018.

Additional Agreements with Ginkgo

On November 13, 2017, the Company and Ginkgo entered into additional agreements as follows:

•	The Ginkgo Partnership Agreement (which supersedes the Ginkgo Collaboration Agreement), whereby the Company and Ginkgo agreed to:
◦	continue to collaborate on limited research and development;
◦	provide each other licenses (with royalties) to specified intellectual property for limited purposes;
◦	share in the net profits from sales of a certain product to be developed under the Ginkgo Partnership Agreement on a 50/50 basis, subject to certain conditions; payments will begin on December 31, 2018 and end on September 30, 2022, provided that net profits will be payable to Ginkgo only to the extent they exceed principal and interest payments under the November 2017 Ginkgo Note (as defined below);
◦	the Company will pay Ginkgo $500,000 in connection with certain fees previously owed to Ginkgo.

The Ginkgo Partnership Agreement provides for an initial term of two years, unless earlier terminated in accordance with its terms, and automatically renews for successive one year terms thereafter, subject to voluntary termination by either party; and

•	The Company issued to Ginkgo an unsecured promissory note (Ginkgo Note) for $12.0 million, with interest at 10.5% per year, maturing on October 19, 2022.

Biolding Note Amendment

On November 13, 2017, the Company and Biolding further amended the Biolding Note to extend the maturity date from November 15, 2017 to December 31, 2017.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and the related notes that appear elsewhere in this Quarterly Report on Form 10-Q. These discussions contain forward-looking statements reflecting our current expectations that involve risks and uncertainties which are subject to safe harbors under the Securities Act of 1933, as amended (the Securities Act), and the Securities Exchange Act of 1934 (the Exchange Act). These forward-looking statements include, but are not limited to, statements concerning our strategy of achieving a significant reduction in net cash outflows in 2017 and 2018, aspects of our future operations, including the ability to improve our production efficiencies, our future financial position, revenues and projected costs, expectations regarding demand and acceptance for our technologies, growth opportunities and trends in the market in which we operate, prospects and plans and objectives of management. The words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “will,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward looking statements. These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those in the forward-looking statements, including, without limitation, the risks set forth in Part II, Item 1A, “Risk Factors,” in this Quarterly Report on Form 10-Q and in our other filings with the Securities and Exchange Commission. We do not assume any obligation to update any forward-looking statements.

Overview

Amyris, Inc. (“Amyris,” “we,” “us,” or “our”) is a leading industrial biotechnology company that is applying its technology platform to engineer, manufacture and sell high performance products into the Health and Nutrition, Personal Care and Performance Materials markets. Our proven technology platform allows us to rapidly engineer microbes and use them as catalysts to metabolize renewable, plant-sourced sugars into large volume, high-value ingredients. Our biotechnology platform and industrial fermentation process replace existing complex and expensive chemical manufacturing processes. We have successfully used our technology to develop and produce at commercial volumes five distinct molecules.

We believe industrial synthetic biology represents a third industrial revolution, bringing together biology and engineering to generate new, more sustainable materials to meet the growing global demand for bio-based replacements for petroleum, and animal- or plant-derived ingredients. We continue to build demand for our current portfolio of products through a sales network comprised of direct sales and distributors, and are engaged in collaborations across each of our three market focus areas to drive additional product sales and partnership opportunities. Via our partnership model, our partners invest in the development of each molecule to bring it from the lab to commercial scale. We then capture long-term revenue both through the production and sale of the molecule to our partners and through value sharing of our partners' product sales.

We were founded in 2003 in the San Francisco Bay area by a group of scientists from the University of California, Berkeley. Our first major milestone came in 2005 when, through a grant from the Bill & Melinda Gates Foundation, we developed technology capable of creating microbial strains that produce artemisinic acid - a precursor of artemisinin, an effective anti-malarial drug. In 2008, we granted royalty-free licenses to allow Sanofi-Aventis to produce artemisinic acid using our technology. Building on our success with artemisinic acid, in 2007 we began applying our technology platform to develop, manufacture and sell sustainable alternatives to a broad range of markets.

We focused our initial development efforts primarily on the production of Biofene®, our brand of renewable farnesene, a long-chain, branched hydrocarbon molecule that we manufacture through fermentation using engineered microbes. Our farnesene derivatives are sold in hundreds of products as nutraceuticals, skin care products, fragrances, solvents, polymers, and lubricant ingredients. The commercialization of farnesene pushed us to create a more cost efficient, faster and accurate development process in the lab and drive costs down at our Brotas, Brazil production facility. This investment has enabled our technology platform to rapidly develop microbial strains and commercialize target molecules. In 2014, we began manufacturing additional molecules for the flavors and fragrance (F&F) industry; in 2015 we began investing to expand our capabilities to other small molecule chemical classes beyond terpenes via our collaboration with the Defense Advanced Research Project Agency (DARPA), and in 2016 we expanded into proteins.

We have invested over $500 million in infrastructure and technology to create microbes that produce molecules from sugar or other feedstocks at commercial scale. This platform has been used to design, build, optimize, and upscale strains producing five distinct molecules, leading to more than 15 commercial ingredients used in over 500 consumer products. Our time to market for molecules has decreased from seven years to less than a year for our most recent molecule, mainly due to our ability to leverage the technology platform we have built.

Our technology platform has been in active use since 2008, and has been integrated with our commercial production since 2011, creating a seamless organism development process that we believe makes us an industry leader in the successful scale-up and commercialization of biotech-produced ingredients. The key performance characteristics of our platform that we believe differentiate us include our proprietary computational tools, strain construction tools, screening and analytics tools, and advanced lab automation and data integration. Our state-of-the-art infrastructure includes industry-leading strain engineering and lab automation located in Emeryville, California, pilot scale production facilities in Emeryville, California and Campinas, Brazil, a demonstration-scale facility in Campinas, Brazil and a commercial-scale production facility in Brotas, Brazil.

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

Sales and Revenues

Our revenues are comprised of grant and collaboration revenues, including license fees, that fund our R&D activities and revenues from product sales and value share arrangements that provide a long-term revenue stream for Amyris.

We have entered into research and development collaboration arrangements pursuant to which we receive payments from our collaborators, which include DSM Nutritional Products Ltd, DARPA, Firmenich SA (Firmenich), PureCircle Ltd. and Givaudan International SA (Givaudan) and others. Some of our collaboration arrangements provide for advance payments in consideration for grants of exclusivity or research efforts to be performed by us. Once a collaboration agreement has been signed, receipt of payments may depend on our achievement of milestones. See Note 10, “Significant Revenue Agreements” to our unaudited condensed consolidated financial statements included in this report for more details regarding these agreements and arrangements.

Our Biofene derived product sales consist of direct-to-consumer sales of our Biossance product line sold in the cosmetics sector, and from business-to-business product sales to customers sold directly through Amyris and also via distributors. Our direct-to-consumer sales of our Biossance product line are continuing to grow through our Sephora sales channel as well as our online sales from our website Biossance.com. Biossance was initially launched with Sephora on their online store where it was the most successful brand launch for Sephora.com. Our Biossance products are now sold in 359 Sephora stores. Also, Sephora Canada has committed to carrying the Biossance brand in all of their stores starting in the first half of 2018. The line consists of six products that utilize squalane in their formulation with a pipeline of additional products to further grow and underpin the DNA of the brand. To commercialize, market and distribute our initial Biofene-derived product, squalane, in the cosmetics sector for use as an emollient, we have established a joint venture with Nikko Chemicals Co., Ltd. and Nippon Surfactant Industries Co., Ltd, called Aprinnova LLC. The production facility in Leland, North Carolina that we acquired in December 2016, performs chemical conversion and production of our end products and was transferred to the joint venture. See Note 9, "Noncontrolling Interests", to our unaudited condensed consolidated financial statements included in this report for more details regarding our joint ventures. We have also entered into certain supply agreements with customers in the Health and Nutrition, Personal Care and Performance Materials markets, including Nenter & Co., and Kuraray Co. Ltd., to commercialize products derived from Biofene.

We have several other collaboration molecules in our development pipeline with partners, such as Givaudan, Firmenich and DSM that we expect will contribute product sales and value share revenues if and when they are commercialized.

Results of Operations

Revenue

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017	2016	Change	% Change	2017	2016	Change	% Change
Revenue
Renewable products	$11,315	$6,820	$4,495	66%	$32,336	$14,883	$17,453	117%
Grants and collaborations	12,882	19,724	(6,842)	(35)%	30,521	30,071	450	1%
Total revenue	$24,197	$26,544	$(2,347)	(9)%	$62,857	$44,954	$17,903	40%

Three months ended September 30, 2017

For the three months ended September 30, 2017, total revenue was $24.2 million, compared to $26.5 million for the same period in 2016. The decrease was driven primarily by significantly lower collaboration revenue, mostly offset by higher renewable products revenue in our health and nutrition business. Grants and collaboration revenue was $12.9 million, down from $19.7 million for the same period in 2016. Renewable products revenue was $11.3 million, up from $6.8 million for the same period in 2016. For the three months ended September 30, 2017, we recognized $6.3 million of collaboration revenue from Braskem and Michelin. See Note 10, “Significant Revenue Agreements” to our unaudited condensed consolidated financial statements included in this report for more details regarding our agreements with Braskem and Michelin.

Nine months ended September 30, 2017

For the nine months ended September 30, 2017, total revenue was $62.9 million, compared to $45.0 million for the same period in 2016. The increase was driven by a $17.5 million increase in renewable products revenue, led by the health and nutrition and personal care businesses, illustrating the benefits of leveraging our partner-driven sales channel model. Grants and collaborations revenue was $30.5 million, up 1% from $30.1 million for the same period for 2016.

Cost of Products Sold

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017	2016	Change	% Change	2017	2016	Change	% Change
Cost of products sold	$17,637	$14,876	$2,761	19%	$47,684	$33,945	$13,739	40%

Cost of products sold includes costs of raw materials, labor and overhead, amounts paid to contract manufacturers, and period expenses related to inventory write-downs resulting from lower of cost or net realizable value inventory adjustments. For the three months ended September 30, 2017, cost of products sold was $17.6 million, compared to $14.9 million during the same period in 2016. For the nine months ended September 30, 2017, cost of products sold was $47.7 million, compared to $33.9 million during the same period in 2016. The increases for both periods were primarily due to higher volumes of products sold, foreign currency exchange fluctuation and product mix.

Research and Development Expenses

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017	2016	Change	% Change	2017	2016	Change	% Change
Research and development	$15,185	$12,315	$2,870	23%	$44,141	$37,397	$6,744	18%

For the three months ended September 30, 2017, research and development expenses were $15.2 million, compared to $12.3 million for the same period in 2016. For the nine months ended September 30, 2017, research and development expenses were $44.1 million, compared to $37.4 million for the same period in 2016. The increases for both periods reflect costs associated with higher collaboration activity.

Sales, General and Administrative Expenses

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017	2016	Change	% Change	2017	2016	Change	% Change
Sales, general and administrative	$15,454	$11,381	$4,073	36%	$44,253	$35,055	$9,198	26%

For the three months ended September 30, 2017, sales, general and administrative expenses were $15.5 million, compared to $11.4 million for the same period in 2016. For the nine months ended September 30, 2017, sales, general and administrative expenses were $44.3 million, compared to $35.1 million for the same period in 2016. Primary drivers for the increases in both periods were costs related to Biossance sales channel expansion, additional personnel costs in sales and marketing, legal and accounting costs associated with collaboration transactions, and accounting costs associated with the adoption of new accounting standards.

Other Income (Expense)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017	2016	Change	% Change	2017	2016	Change	% Change
Interest expense	$(7,733)	$(7,927)	$194	(2)%	$(29,219)	$(25,989)	$(3,230)	12%
Gain (loss) from change in fair value of derivative instruments	(2,692)	(786)	(1,906)	242%	35,422	41,826	(6,404)	(15)%
Gain (loss) upon extinguishment of debt	461	(217)	678	(312)%	(3,067)	(866)	(2,201)	254%
Other (expense) income, net	(136)	1,402	(1,538)	(110)%	(576)	(1,705)	1,129	(66)%
Total other income (expense)	$(10,100)	$(7,528)	$(2,572)	34%	$2,560	$13,266	$(10,706)	(81)%

For the three months ended September 30, 2017, total other expense was $10.1 million, compared to total other expense of $7.5 million for the same period in the prior year. The $2.6 million expense increase was primarily due to a $1.9 million increase in loss from change in fair value of derivative instruments and a $1.5 million unfavorable change in other (expense) income, net, partially offset by a $0.7 million favorable change in gain (loss) upon extinguishment of debt. The derivative instruments are in connection with change in control protection and price-based anti-dilution adjustment provisions in our outstanding convertible notes, as well as certain features in our convertible preferred stock issued in May and August 2017. The change in other (expense) income, net was primarily due to unfavorable foreign currency exchange fluctuation.

For the nine months ended September 30, 2017, total other income was $2.6 million, compared to total other income of $13.3 million for the same period in the prior year. The $10.7 million decrease was primarily due to a $6.4 million decline in gain from change in fair value of derivative instruments, a $3.2 million increase in interest expense, and a $2.2 million increase in loss upon extinguishment of debt, partially offset by a $1.1 million decrease in other expense, net. The increase in interest expense was the result of a higher debt balance at the beginning of 2017, prior to debt conversions that have occurred through September 30, 2017.

Provision for Income Taxes

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017	2016	Change	% Change	2017	2016	Change	% Change
Benefit from (provision for) income taxes	$318	$(148)	$466	(315)%	$49	$(402)	$451	(112)%

Benefits from (provisions for) income taxes for all periods presented are comprised of accrued Brazilian withholding tax on interest on intercompany loans. Other than those amounts, no additional provisions for income tax have been recorded, net of valuation allowance, due to cumulative losses since commencement of our operations. Due to decreases in our intercompany loan balances, provisions for income taxes decreased for the three and nine months ended September 30, 2017 as compared to the prior year periods.

Liquidity and Capital Resources

	September 30, 2017	December 31, 2016
	(In thousands)
Working capital deficit	$(5,748)	$(50,745)
Cash and cash equivalents and short-term investments	$17,608	$28,524
Debt and capital lease obligations	$165,619	$228,299
Accumulated deficit	$(1,205,050)	$(1,134,438)

	Nine Months Ended September 30,
	2017	2016
Net cash (used in) provided by:	(In thousands)
Operating activities	$(102,652)	$(45,383)
Investing activities	$1,737	$(496)
Financing activities	$89,766	$34,777

Liquidity. We have incurred significant operating losses since its inception and expects to continue to incur losses and negative cash flows from operations through at least the first half of 2018. As of September 30, 2017, we had negative working capital of $5.7 million, (compared to negative working capital of $50.7 million as of December 31, 2016), an accumulated deficit of $1.2 billion, and cash, cash equivalents and short-term investments of $17.6 million (compared to $28.5 million as of December 31, 2016).

As of September 30, 2017, our debt (including related party debt), net of deferred discount and issuance costs of $23.7 million, totaled $164.6 million, of which $11.7 million is classified as current. Our debt service obligations through December 31, 2018 are $74.5 million, including $20.4 million of anticipated cash interest payments. Our debt agreements contain various covenants, including certain restrictions on our business that could cause us to be at risk of defaults, such as restrictions on additional indebtedness, material adverse effect and cross default clauses. A failure to comply with the covenants and other provisions of our debt instruments, including any failure to make a payment when required, would generally result in events of default under such instruments, which could permit acceleration of such indebtedness. If such indebtedness is accelerated, it would generally also constitute an event of default under our other outstanding indebtedness, resulting in acceleration of such other outstanding indebtedness.

During the nine months ended September 30, 2017, we improved our liquidity as follows:

•	In January, February and May 2017, debt obligations totaling $21.0 million were extended to dates from November 2017 to April 2019;
•	In May 2017, we sold shares of its Series A 17.38% Convertible Preferred Stock, par value $0.0001 per share (the Series A Preferred Stock), shares of its Series B 17.38% Convertible Preferred Stock, par value $0.0001 per share (the Series B Preferred Stock), and warrants to purchase common stock for net proceeds of $50.7 million;
•	In April and May 2017, convertible debt obligations totaling $35.8 million were converted into shares of common stock pursuant to their terms or exchanged for shares of Series B Preferred Stock and warrants to purchase common stock;
•	In May 2017, additional debt obligations totaling $29.0 million were exchanged for shares of Series B Preferred Stock and warrants to purchase common stock;
•	In May 2017, we made debt principal payments of $21.8 million, which in combination with the debt conversions and exchanges described above, reduced debt obligations by a total of $86.6 million;
•	In August 2017, we sold shares of common stock, shares of its Series D Convertible Preferred Stock, par value $0.0001 per share (the Series D Preferred Stock), and warrants to purchase common stock for net proceeds of $24.8 million; and
•	In August 2017, we sold shares of Series B Preferred Stock, warrants to purchase common stock, dilution warrants and a make-whole provision for net proceeds of $25.9 million.

See Note 5, “Long-term Debt” and Note 7, “Stockholders’ Deficit” to our unaudited condensed consolidated financial statements included in this report for more information regarding these transactions.

Our condensed consolidated financial statements as of and for the three months ended September 30, 2017 have been prepared on the basis that we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. Due to the factors described above, there is substantial doubt about our ability to continue as a going concern within one year after the date that these financial statements are issued. Our ability to continue as a going concern will depend, in large part, on our ability to achieve positive cash flows from operations during the next 12 months and extend existing debt maturities, which is uncertain. The financial statements do not include any adjustments that might result from the outcome of this uncertainty, which could have a material adverse effect on our financial condition. In addition, if we are unable to continue as a going concern, we may be unable to meet our obligations under our existing debt facilities, which could result in an acceleration of our obligation to repay all amounts outstanding under those facilities, and we may be forced to liquidate our assets. In such a scenario, the values we receive for our assets in liquidation or dissolution could be significantly lower than the values reflected in our financial statements.

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

If we do not achieve our planned operating results, our ability to continue as a going concern would be jeopardized and we may need to take the following actions to support our liquidity needs in 2018:

•	Effect significant headcount reductions, particularly with respect to employees not connected to critical or contracted activities across all our functions, including employees involved in general and administrative, research and development, and production activities.

•	Shift focus to existing products and customers with significantly reduced investment in new product and commercial development efforts.
•	Reduce production activity at our Brotas manufacturing facility to levels only sufficient to satisfy volumes required for product revenues forecast from existing products and customers.
•	Reduce expenditures for third party contractors, including consultants, professional advisors and other vendors.
•	Reduce or delay uncommitted capital expenditures, including non-essential facility and lab equipment, and information technology projects.
•	Closely monitor our working capital position with customers and suppliers, as well as suspend operations at pilot plants and demonstration facilities.

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

Cash Flows during the Nine Months Ended September 30, 2017 and 2016

Cash Flows from Operating Activities

Our primary uses of cash from operating activities are costs related to production and sales of our products and personnel-related expenditures, offset by cash received from renewable product sales, grants and collaborations.

For the nine months ended September 30, 2017, net cash used in operating activities was $102.7 million, consisting primarily of our net loss of $70.6 million, a gain from the change in fair value of derivative instruments of $35.1 million and a net increase in operating assets of $19.5 million, partially offset by net favorable non-cash adjustments of $22.6 million. The $22.6 million of net unfavorable non-cash adjustments to net loss was primarily comprised of $10.1 million of amortization of debt discount and issuance costs, $8.1 million of depreciation and amortization, $3.9 million of stock-based compensation and $3.1 million of loss upon extinguishment of debt, partially offset by the receipt of $2.7 million of equity in another company in connection with a collaboration arrangement. The $19.5 million increase in net operating assets was primarily comprised of an $11.1 million increase in accounts receivable, a $9.1 million increase in prepaid expenses and a $3.8 million increase in recoverable taxes from Brazilian government entities.

For the nine months ended September 30, 2016, net cash used in operating activities was $45.4 million, primarily resulting from our net loss of $48.6 million, a gain from the change in fair value of derivative instruments of $41.8 million, net favorable non-cash adjustments of $25.8 million and a net decrease in operating assets of $19.2 million. The $25.8 million of net favorable non-cash adjustments to net loss was primarily comprised of $9.2 million of amortization of debt discount and issuance costs, $8.6 million of depreciation and amortization and $5.6 million of stock-based compensation. The $19.2 million decrease in net operating assets was primarily comprised of a $13.4 million increase in accrued and other liabilities, a $4.3 million increase in accounts payable and a $3.9 million decrease in inventories.

Cash Flows from Investing Activities

Our investing activities consist primarily of capital expenditures and changes in our restricted cash balances.

For the nine months ended September 30, 2017, net cash provided by investing activities was $1.7 million, resulting from $0.5 million of purchases of property, plant and equipment, partially offset by a $2.2 million net decrease in short-term investments.

For the nine months ended September 30, 2016, net cash used in investing activities was $0.5 million, primarily resulting from $0.7 million of purchases of property, plant and equipment, partly offset by a $0.2 million net decrease in short-term investments.

Cash Flows from Financing Activities

For the nine months ended September 30, 2017, net cash provided by financing activities was $89.8 million, primarily due to the receipt of $101.6 million of proceeds from the sales of common and preferred stock and warrants and $14.0 million of proceeds from debt issued, partly offset by $26.7 million of principal payments on debt.

For the nine months ended September 30, 2016, net cash provided by financing activities was $34.8 million, primarily due to the receipt of $38.8 million of proceeds from debt issued and $5.0 million of proceeds from the sale of contingently redeemable equity, partly offset by $7.4 million of principal payments on debt.

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

Contractual Obligations

The following is a summary of our contractual obligations as of September 30, 2017 (in thousands):

	Total	2017	2018	2019	2020	2021	Thereafter
Principal payments on debt (1)	$188,305	$3,303	$50,801	$101,031	$2,283	$27,294	$3,593
Interest payments on debt, fixed rate (2)	35,393	5,545	14,855	8,952	2,873	2,646	522
Operating leases	44,482	2,278	9,163	7,790	7,012	7,248	10,991
Principal payments on capital leases	990	294	623	73	—	—	—
Interest payments on capital leases	37	13	22	2	—	—	—
Terminal storage costs	59	20	39	—	—	—	—
Purchase obligations (3)	1,242	181	1,061	—	—	—	—
Total	$270,508	$11,634	$76,564	$117,848	$12,168	$37,188	$15,106

____________________

(1)	The forecast payments assume that we receive no proceeds under the Ginkgo Collaboration Agreement, which, if received, we would need to apply to repayment of the debt due to Stegodon, as described above and in Note 5, "Long-term Debt" to our unaudited condensed consolidated financial statements included in this report.
(2)	Does not include any obligations related to make-whole interest or downround provisions. The fixed interest rates are more fully described in Note 5, "Long-term Debt" to our unaudited condensed consolidated financial statements included in this report.
(3)	Purchase obligations include noncancelable contractual obligations.

Accounting Pronouncements Not Yet Adopted

Revenue Recognition In May 2014, the Financial Accounting Standards Board (FASB) issued ASU 2014-09, which creates ASC Topic 606, Revenue from Contracts with Customers and supersedes ASC Topic 605, Revenue Recognition. The new standard, which along with amendments issued in 2015 and 2016, will supersede nearly all current GAAP guidance on this topic and will eliminate industry-specific guidance. The underlying principle is to recognize revenue when promised goods or services are transferred to customers, in an amount that reflects the consideration that is expected to be received for those goods or services. This accounting standard update, as amended, will be effective for us beginning in the first quarter of fiscal 2018. The new revenue standard may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized in retained earnings as of the date of adoption (modified retrospective approach). We plan to adopt the new standard using the modified retrospective approach. We are in the process of reviewing its revenue arrangements and the anticipated effect the new standard will have on the consolidated financial statements, accounting policies, processes and system requirements. The timing of revenue recognition may change in amounts that have not yet been determined. In addition, we expect additional revenue-related disclosures.

Financial Instruments In January 2016, the FASB issued ASU 2016-01, Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, which changes the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. ASU 2016-01 will change the accounting for our cost-method investment in SweeGen, Inc. (SweeGen), for which carrying value was $3.2 million as of September 30, 2017, as compared to fair value of $2.3 million based on SweeGen’s stock price as of that date. The accounting standard update will be effective for us beginning in the first quarter of fiscal 2018; however, if we had adopted ASU 2016-01 effective September 30, 2017, we would have recorded a $0.9 million write-down to its investment in SweeGen. We also expect ASU 2016-01 to impact the extent of its disclosures of financial instruments, particularly in relation to fair value disclosures.

Leases In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), with fundamental changes as to how entities account for leases. Lessees will need to recognize a right-of-use asset and a lease liability for virtually all of their leases (other than leases that meet the definition of a short-term lease). The liability will be equal to the present value of lease payments. The asset will be based on the liability, subject to adjustment, such as for initial direct costs. Additional disclosures for leases will also be required. The accounting standard update will be effective for us beginning in the first quarter of fiscal 2019 using a modified retrospective approach, which requires lessees and lessors to recognize and measure leases at the beginning of the earliest period presented. We are in the initial stages of evaluating the impact of the new standard on its consolidated financial statements.

Classification of Cash Flow Elements In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which affects the classification of certain cash receipts and cash payments on the statement of cash flows. ASU 2016-15 will result in a change in cash flow classification of debt prepayment or extinguishment costs. In statements of cash flows, we currently classify gains or losses upon extinguishment of debt as an operating activity. Upon our adoption of ASU 2016-15, such gains or losses will be classified in statements of cash flows as a financing activity. ASU 2016-15 will be effective for us beginning in the first quarter of fiscal 2018 on a retrospective basis. However, if we had adopted ASU 2016-15 effective September 30, 2017, the impact in the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2017 would be reflected as an unfavorable $3.1 million change to net cash used in operating activities, with an offsetting favorable change to net cash provided by financing activities.

Restricted Cash in Statement of Cash Flows In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The accounting standard update will be effective for us beginning in the first quarter of fiscal 2018 using a retrospective transition method for each period presented. Upon adoption, ASU 2016-18 will result in a change in the presentation of restricted cash in the statement of cash flows.

Derecognition of Nonfinancial Assets In February 2017, the FASB issued ASU 2017-05, Other Income—Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets, which requires entities to apply certain recognition and measurement principles in ASC 606 when they derecognize nonfinancial assets and in substance nonfinancial assets, and the counterparty is not a customer. The guidance applies to: (1) contracts to transfer to a noncustomer a nonfinancial asset or group of nonfinancial assets, or an ownership interest in a consolidated subsidiary that does not meet the definition of a business and is not a not-for-profit activity; and (2) contributions of nonfinancial assets that are not a business to a joint venture or other noncontrolled investee. The accounting standard update will be effective for us beginning in the first quarter of fiscal 2018 on a modified retrospective basis. We are assessing the impact to its accounting practices and financial reporting procedures as a result of the issuance of this standard.

Financial Instruments with "Down Round" Features In July 2017, the FASB issued ASU 2017-11, Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): Accounting for Certain Financial Instruments with Down Round Features. The amendments of this ASU update the classification analysis of certain equity-linked financial instruments, or embedded features, with down round features, as well as clarify existing disclosure requirements for equity-classified instruments. When determining whether certain financial instruments should be classified as liabilities or equity instruments, a down round feature no longer precludes equity classification when assessing whether the instrument is indexed to an entity’s own stock. The accounting standard update will be effective for us beginning in the first quarter of fiscal 2019 using a modified retrospective approach. We are in the initial stages of evaluating the impact of the new standard on its consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The market risk inherent in our market risk sensitive instruments and positions is the potential loss arising from adverse changes in: commodity market prices, foreign currency exchange rates, and interest rates as described below.

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio and our outstanding debt obligations (including embedded derivatives therein). We generally invest our cash in investments with short maturities or with frequent interest reset terms. Accordingly, our interest income fluctuates with short-term market conditions. As of September 30, 2017, our investment portfolio consisted primarily of money market funds and certificates of deposit, all of which are highly liquid investments. Due to the short-term nature of our investment portfolio, we do not believe that an immediate 10% increase in interest rates would have a material effect on the fair value of our portfolio. Since we believe we have the ability to liquidate this portfolio, we do not expect our operating results or cash flows to be materially affected to any significant degree by a sudden change in market interest rates on our investment portfolio. Additionally, as of September 30, 2017, 100% of our outstanding debt is in fixed rate instruments or instruments which have capped rates. Therefore, our exposure to the impact of variable interest rates is limited. Changes in interest rates may significantly change the fair value of our embedded derivative liabilities.

Foreign Currency Risk

Most of our sales contracts are principally denominated in U.S. dollars and, therefore, our revenues are currently not subject to significant foreign currency risk. The functional currency of our wholly-owned consolidated subsidiary in Brazil is the local currency (Brazilian real) in which recurring business transactions occur. We do not use currency exchange contracts as hedges against amounts permanently invested in our foreign subsidiary. The amount we consider permanently invested in our foreign subsidiary and translated into U.S. dollars using the September 30, 2017 exchange rate is $122.8 million as of September 30, 2017 and $119.4 million at December 31, 2016. The increase in the permanent investments in our foreign subsidiary between December 31, 2016 and September 30, 2017 is due to depreciation of the U.S. dollar versus the Brazilian real. The potential loss in value, which would be principally recognized in Other Comprehensive Loss, resulting from a hypothetical 10% adverse change in quoted Brazilian real exchange rates, is $12.3 million and $11.9 million as of September 30, 2017 and December 31, 2016, respectively. Actual results may differ.

We make limited use of derivative instruments, which include currency interest rate swap agreements, to manage the Company's exposure to foreign currency exchange rate and interest rate related to the Company's Banco Pine loan. See Note 3, "Fair Value Measurement", Currency Interest Rate Swap Derivative Liability, for more information.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Our internal control system is designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Our management has assessed the effectiveness of our internal control over financial reporting as of September 30, 2017. In making its assessment of internal control over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission in Internal Control — Integrated Framework (2013). Based on this assessment, our CEO and CFO concluded that our internal control over financial reporting was not effective as of September 30, 2017 as a result of the material weakness in our internal control over financial reporting further described below.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness we identified relates to an insufficient complement of resources within our finance and accounting function to ensure the proper application of U.S. GAAP with respect to our non-routine transactions. Specifically, we have determined that our controls were not designed to ensure that non-routine transactions are adequately and timely identified, recorded and disclosed in accordance with U.S. GAAP. While the material weakness resulted in review adjustments for the three months ended September 30, 2017, it did not result in any material misstatements of our condensed consolidated financial statements or disclosures for the three and nine months ended September 30, 2017 and 2016. However, if not remediated, the material weakness could result in a material misstatement of our annual or interim consolidated financial statements that would not be prevented or detected on a timely basis.

Remedial Actions

We plan to address the identified material weakness by taking the following actions:

•	Augmenting our accounting staff with additional personnel, as well as evaluating our personnel in key accounting positions; and
•	Documenting and augmenting key policies and internal control procedures to strengthen our identification of, and accounting for, complex non-routine transactions.

Management believes the foregoing efforts will effectively remediate the material weakness. As we continue to evaluate and work to improve our internal control over financial reporting, management may determine to take additional measures to address control deficiencies or determine to modify the remediation plan described above. We cannot assure you, however, that we will effectively remediate such material weakness or when we will do so, nor can we be certain of whether additional actions will be required or the costs of any such actions.

Changes in Internal Control

There were no changes in our internal control over financial reporting identified in management's evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the period covered by this Quarterly Report on Form 10-Q that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on Effectiveness of Controls and Procedures

In designing and evaluating disclosure controls and procedures and internal control over financial reporting, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures and internal control over financial reporting must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.

PART II

ITEM 1. LEGAL PROCEEDINGS

In April 2017, a securities class action complaint was filed against the Company and its CEO, John G. Melo, and CFO, Kathleen Valiasek, in the U.S. District Court for the Northern District of California. The complaint sought unspecified damages on behalf of a purported class that would comprise all individuals who acquired our common stock between March 2, 2017 and April 17, 2017. The complaint alleged securities law violations based on statements made by the Company in its earnings press release issued on March 2, 2017 and Form 12b-25 filed with the SEC on April 3, 2017. On September 21, 2017, an Order of Dismissal was entered on the plaintiff’s notice of voluntary dismissal without prejudice.

Subsequent to the filing of the securities class action complaint described above, four separate purported shareholder derivative complaints were filed based on substantially the same facts as the securities class action complaint described above (the Derivative Complaints). The Derivative Complaints name Amyris, Inc. as a nominal defendant and name a number of the Company’s current officers and directors as additional defendants. The lawsuits seek to recover, on the Company's behalf, unspecified damages purportedly sustained by the Company in connection with allegedly misleading statements and/or omissions made in connection with the Company’s securities filings. The Derivative Complaints also seek a series of changes to the Company’s corporate governance policies, restitution to the Company from the individual defendants, and an award of attorneys’ fees. Two of the Derivative Complaints were filed in the U.S. District Court for the Northern District of California (together, the Federal Derivative Cases): Bonner v. John Melo, et al., Case No. 4:17-cv-04719, filed August 15, 2017, and Goldstein v. John Melo, et al., Case No. 3:17-cv-04927, filed on August 24, 2017. On September 19, 2017, an order was entered consolidating the Federal Derivative Cases into a single consolidated action, captioned: In re Amyris, Inc., Shareholder Derivative Litigation, Lead Case No. 2:15-cv-04719, and ordering plaintiffs to file a consolidated complaint or designate an operative complaint by November 3, 2017. On November 3, 2017, the plaintiffs in the Federal Derivative Cases filed a Notice of Designation of Operative Complaint designating the complaint filed in the Bonner case as the operative complaint. The remaining two Derivative Complaints were filed in the Superior Court for the State of California (the State Derivative Cases): Gutierrez v. John G. Melo, et al., Case. No. BC 665782, filed on June 20, 2017, in the Superior Court for the County of Los Angeles, and Soleimani v. John G. Melo, et al., Case No. RG 17865966, filed on June 29, 2017, in the Superior Court for the County of Alameda. On August 31, 2017, the Gutierrez case was transferred to the Superior Court for the State of California, County of Alameda and assigned case number RG17876383. These state cases are in the initial pleadings stage. We believe the Derivative Complaints lack merit, and intend to defend ourselves vigorously. Given the early stage of these proceedings, it is not yet possible to reliably determine any potential liability that could result from this matter.

We may be involved, from time to time, in legal proceedings and claims arising in the ordinary course of our business. Such matters are subject to many uncertainties and there can be no assurance that legal proceedings arising in the ordinary course of business or otherwise will not have a material adverse effect on our business, results of operations, financial position or cash flows.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should consider the risks described in Part I, Item 1A, "Risk Factors," in our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2017. There have been no material changes in our risk factors as described in such document except for the following:

Our manufacturing operations require sugar feedstock, energy and steam, and the inability to obtain such feedstock, energy and steam in sufficient quantities or in a timely manner, or at reasonable prices, may limit our ability to produce our products profitably, or at all.

Under an agreement with Tonon Bioenergia S.A. (Tonon), the owner of the sugar and ethanol mill adjacent to our production plant in Brotas, Brazil, we agreed to purchase from Tonon specified amounts of sugarcane juice and syrup in connection with the operation of our facility. In December 2015, Tonon filed for bankruptcy protection in Brazil, and in June 2017, the mill adjacent to our production plant was purchased by Raízen SA (Raízen), a joint venture between Cosan SA Indústria e Comércio and Royal Dutch Shell Plc, which assumed the obligations of Tonon under our agreement. We are currently in negotiations with Raizen regarding the operation of the mill adjacent to our production facility and the terms of our contract with them. Raízen has informed us that it does not intend to operate the mill adjacent to our production facility in 2017, but that it will supply sugarcane juice and syrup to us for such period from another sugar mill owned by Raízen. If Raízen is unable to supply us with sugarcane juice or syrup in accordance with our agreement, or elects not to operate the mill adjacent to our production plant and is otherwise unable to supply us with sugarcane juice and syrup in accordance with our agreement, we may not be able to obtain substitute supplies from third parties in necessary quantities or at favorable prices, or at all. In such event, our ability to manufacture our products in a timely or cost-effective manner, or at all, would be negatively affected, which would have a material adverse effect on our business.

Additionally, our facility in Brotas, Brazil depends on large quantities of energy and steam to operate. We are party to a supply agreement with Cogeração de Energia Elétrica Rhodia Brotas S.A. (Rhodia), pursuant to which Rhodia has agreed to provide us with energy and steam in sufficient amounts to meet our current needs. In connection with the decision of Raízen to not operate the mill adjacent to our production facility in 2017, Rhodia has informed us that it will not be able to supply energy and steam under our agreement for such period, since the energy and steam produced by Rhodia is derived from biomass produced by the mill. If Rhodia is unable to supply us with energy and steam in accordance with our agreement, for whatever reason, and we are forced to purchase energy and steam from a different supplier, the cost of such energy and steam may be higher than we expect, increasing our production costs. If our supply and access to energy or steam is adversely affected, our production will be impacted, and our business will be adversely affected.

The concentration of our capital stock ownership with insiders will limit the ability of other stockholders to influence corporate matters and presents risks related to the operations of our significant stockholders.

As of September 30, 2017:

•	DSM (which has two designees on our board of directors) held approximately 23% of our outstanding common stock;
•	Total (which has a designee on our board of directors) held approximately 11% of our outstanding common stock;
•	Vivo (which has a designee on our board of directors) held approximately 10% of our outstanding common stock; and
•	Temasek (which has a designee on our board of directors) held approximately 9% of our outstanding common stock.

Furthermore, DSM, Total, Vivo and Temasek each hold convertible preferred stock, convertible promissory notes or warrants, pursuant to which they may acquire additional shares of our common stock and thereby increase their ownership interest in our company. This significant concentration of share ownership may adversely affect the trading price of our common stock because investors often perceive disadvantages in owning stock in companies with stockholders with significant interests. Also, these stockholders, acting together, may be able to control or significantly influence our management and affairs and matters requiring stockholder approval, including the election of directors and the approval of significant corporate transactions, such as mergers, consolidations or the sale of all or substantially all of our assets, and may not act in the best interests of our other stockholders. Consequently, this concentration of ownership may have the effect of delaying or preventing a change of control, including a merger, consolidation or other business combination involving us, or a change in our management or board of directors, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of our company, even if such actions would benefit our other stockholders.

In addition, certain of our commercial partners, including DSM and Total, hold a significant portion of our capital stock and have various rights in connection with their security ownership in us. These stockholders may have interests that are different from those of our other stockholders, including with respect to commercial transactions between our company and such commercial partners or their affiliates. While we have a related-party transactions policy that requires certain approvals of any transaction between our company and a significant stockholder or its affiliates, there can be no assurance that our significant stockholders will act in the best interests of our other stockholders, which could harm our results of operations and cause our stock price to decline.

We have identified a material weakness in our disclosure controls and procedures which, if not corrected, could affect the reliability of our consolidated financial statements and have other adverse consequences.

Our management identified a material weakness in our internal control over financial reporting related to identifying and accounting for non-routine transactions in its evaluation of our disclosure controls and procedures as of September 30, 2017. A material weakness is defined as a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness we identified relates to an insufficient complement of resources within our finance and accounting function to ensure the proper application of U.S. GAAP with respect to our non-routine transactions. Specifically, we determined that our controls were not designed to ensure that non-routine transactions are adequately and timely identified, recorded and disclosed in accordance with U.S. GAAP. While the material weakness resulted in review adjustments for the three months ended September 30, 2017, it did not result in any material misstatements of our condensed consolidated financial statements or disclosures for the three and nine months ended September 30, 2017 and 2016. However, if not remediated, the material weakness could result in a material misstatement to our annual or interim consolidated financial statements that would not be prevented or detected on a timely basis. We are actively engaged in developing a remediation plan designed to address this material weakness. We cannot, however, be certain that any measures we undertake will successfully remediate the material weakness or that other material weaknesses and control deficiencies will not be discovered in the future. If our remedial measures are insufficient to address the material weakness, or if additional material weaknesses or significant deficiencies in our internal controls are discovered or occur in the future, we may be unable to report our financial results accurately or on a timely basis, which could cause our reported financial results to be materially misstated and result in the loss of investor confidence and adversely affect the market price of our common stock.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On August 3, 2017, we sold and issued an aggregate of 2,826,711 shares of common stock, 12,958.21196 shares of our Series D Convertible Preferred Stock, par value $0.0001 per share (the Series D Preferred Stock), warrants to purchase an aggregate of 5,575,118 shares of common stock, and warrants to purchase a number of shares of common stock sufficient to provide full-ratchet anti-dilution protection with respect to the effective price paid for the common stock underlying the Series D Preferred Stock, to affiliates of Vivo Capital LLC in exchange for aggregate cash consideration of $25.0 million, as described in more detail in Note 7, “Stockholders’ Deficit” to our unaudited condensed consolidated financial statements included in this report.

On August 7, 2017, we sold and issued 25,000 shares of our Series B 17.38% Convertible Preferred Stock, par value $0.0001 per share (the Series B Preferred Stock), warrants to purchase 3,968,116 shares of common stock, and warrants to purchase a number of shares of common stock sufficient to provide full-ratchet anti-dilution protection with respect to the effective price paid for the common stock underlying the Series B Preferred Stock, to DSM International B.V. in exchange for aggregate cash consideration of $25.0 million, as described in more detail in Note 7, “Stockholders’ Deficit” to our unaudited condensed consolidated financial statements included in this report.

No underwriters or agents were involved in the issuance or sale of such securities. The securities were issued in private placements pursuant to the exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended (the Securities Act) and Regulation D promulgated under the Securities Act. The investors participating in the offerings acquired the applicable securities for investment purposes only and without intent to resell, were able to fend for themselves in these transactions, and are accredited investors as defined in Rule 501 of Regulation D promulgated under Section 3(b) of the Securities Act. These purchasers had adequate access, through their relationships with us, to information about us.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

Exhibit No.	Description
3.01	Restated Certificate of Incorporation
3.02	Certificate of Amendment, dated May 9, 2013, to Restated Certificate of Incorporation
3.03	Certificate of Amendment, dated May 12, 2014, to Restated Certificate of Incorporation
3.04	Certificate of Amendment, dated September 18, 2015, to Restated Certificate of Incorporation
3.05	Certificate of Amendment, dated May 18, 2016, to Restated Certificate of Incorporation
3.06	Certificate of Amendment, dated June 5, 2017, to Restated Certificate of Incorporation
3.07	Form of Certificate of Designation of Preferences, Rights and Limitations of Series A 17.38% Convertible Preferred Stock
3.08	Form of Certificate of Designation of Preferences, Rights and Limitations of Series B 17.38% Convertible Preferred Stock
3.09	Form of Certificate of Designation of Preferences, Rights and Limitations of Series C Convertible Preferred Stock
3.10	Form of Certificate of Designation of Preferences, Rights and Limitations of Series D Convertible Preferred Stock
3.11	Restated Bylaws
4.01	Specimen of Common Stock Certificate
4.02	Form of certificate representing the Series B Preferred Stock
4.03	Form of certificate representing the Series D Preferred Stock
4.04 [a]	Amended and Restated Stockholder Agreement, dated August 7, 2017, between registrant and DSM International B.V.
4.05	Form of August 2017 DSM Cash Warrant (included in Exhibit 10.01)
4.06	Form of August 2017 DSM Dilution Warrant (included in Exhibit 10.01)
4.07	Form of August 2017 Vivo Cash Warrant (included in Exhibit 10.02)
4.08	Form of August 2017 Vivo Dilution Warrant (included in Exhibit 10.02)
4.09	Form of August 2017 Vivo Stockholder Agreement (included in Exhibit 10.02)
10.01	Securities Purchase Agreement, dated August 2, 2017, between the Company and DSM International B.V.
10.02	Securities Purchase Agreement, dated August 2, 2017, among the Company, Vivo Capital Fund VIII, L.P. and Vivo Surplus Funds VIII, L.P.
10.03 [b]	Seventh Amendment, dated September 25, 2017, to the Private Instrument of Non-Residential Real Estate Lease Agreement, by and among Amyris Brasil Ltda., Lucius Tomasiello and Mauricio Tomasiello
31.01	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(c) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.02	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(c) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.01 [c]	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.02 [c]	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101 [d]	The following materials from registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Operations; (ii) the Consolidated Balance Sheets; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Convertible Preferred Stock, Redeemable Noncontrolling Interest and Equity (Deficit); (v) the Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements

a	Portions of this exhibit have been omitted pending a determination by the Securities and Exchange Commission as to whether these portions should be granted confidential treatment.
b	Translation to English from Portuguese in accordance with Rule 12b-12(d) of the regulations promulgated by the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended (or the Exchange Act).
c	This certification shall not be deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that Section, nor shall it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.
d	Pursuant to applicable securities laws and regulations, registrant is deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and is not subject to liability under any anti-fraud provisions of the federal securities laws as long as registrant has made a good faith attempt to comply with the submission requirements and promptly amends the interactive data files after becoming aware that the interactive data files fails to comply with the submission requirements. These interactive data files are not deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act, are not deemed not filed for purposes of section 18 of the Exchange Act and otherwise are not otherwise subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMYRIS, INC.

Date:	November 20, 2017	/s/ JOHN G. MELO
John G. Melo
Director, President and Chief Executive Officer
(Principal Executive Officer)

Date:	November 20, 2017	/s/ KATHLEEN VALIASEK
Kathleen Valiasek
Chief Financial Officer
(Principal Financial Officer)

