Form 10-K/A
period 2017-12-31
AMYRIS, INC.
filed 2018-04-24
CIK 1365916

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________________________________________________

FORM 10-K/A

Amendment No. 2

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

Number of shares of the registrant’s common stock outstanding as of April 16, 2018: 49,694,705

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Amendment No. 2 on Form 10-K/A (this “Amendment”) amends the Annual Report on Form 10-K of Amyris, Inc. (the “Company”) for the fiscal year ended December 31, 2017 (the “Form 10-K”), as filed with the Securities and Exchange Commission (the “SEC”) on April 17, 2018 (the “Original Filing Date”) and as previously amended by the Amendment No. 1 on Form 10-K/A filed with the SEC on April 18, 2018.

This Amendment is being filed solely to correct two discrete administrative errors in the content of the Report of Independent Registered Public Accounting Firm of PricewaterhouseCoopers LLP (the “PwC Report”), the Company’s prior independent registered public accounting firm, contained in Part II, Item 8 of the Form 10-K. The PwC Report in the Form 10-K referenced the balance sheet of the Company at December 31, 2016 and December 31, 2015. Although PricewaterhouseCoopers LLP did audit the Company’s financial position at December 31, 2015, such balance sheet was not required to be included, and was not included, in the Form 10-K. Accordingly, the PwC Report was amended to remove the extraneous reference. In addition, the PwC Report was updated to reference the reverse stock-split disclosed in Note 1 to the financial statements and the fact that the impact of the reverse stock-split on comparative periods was not audited by PricewaterhouseCoopers LLP.

No other changes have been made to the Form 10-K. This Amendment speaks as of the Original Filing Date and does not reflect events that may have occurred subsequent to the Original Filing Date, and, except as expressly set forth herein, does not modify or update in any way the disclosures made in the Form 10-K.

Pursuant to Rule 12b-15 promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”), this Amendment sets forth the complete text of Part II, Item 8 of the Form 10-K as amended hereby.  Part IV, Item 15 of this Amendment reflects a new consent of PricewaterhouseCoopers LLP as well as new certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Section 906 of the Sarbanes-Oxley Act of 2002, each of which is attached hereto.

PART II

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

San Francisco, California

April 17, 2018

Report of Independent Registered Public Accounting Firm – PricewaterhouseCoopers LLP

To the Board of Directors and Stockholders of Amyris, Inc.:

In our opinion, the consolidated balance sheet as of December 31, 2016 and the related consolidated statements of operations, of comprehensive loss, of stockholders’ deficit and mezzanine equity and of cash flows for each of the two years in the period ended December 31, 2016, before the effects of the adjustments to retrospectively reflect the reverse stock-split described in Note 1, present fairly, in all material respects, the financial position of Amyris, Inc. and its subsidiaries as of December 31, 2016, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America (the 2016 financial statements before the effects of the adjustments discussed in Note 1 are not presented herein). In addition, in our opinion, the financial statement schedule for each of the two years in the period ended December 31, 2016 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements before the effects of the adjustments described above. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits, before the effects of the adjustments described above, of these financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

We were not engaged to audit, review, or apply any procedures to the adjustments to retrospectively reflect the reverse stock-split described in Note 1 and accordingly, we do not express an opinion or any other form of assurance about whether such adjustments are appropriate and have been properly applied. Those adjustments were audited by other auditors.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the 2016 financial statements, the Company has suffered recurring losses from operations and has a net stockholders’ deficit that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules

(b) Exhibits. The following exhibits are filed with this Amendment:

Exhibit No.	Description
23.02	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm
31.01	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(c) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.02	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(c) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.01 [a]	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.02 [a]	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101 b c	The following materials from this Amendment, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Operations; (ii) the Consolidated Balance Sheets; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Convertible Preferred Stock, Redeemable Noncontrolling Interest and Equity (Deficit); (v) the Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements

[a]	This certification shall not be deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933 or the Exchange Act.

[b]	These Interactive Data Files are not deemed filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act, are not deemed filed for purposes of Section 18 of the Exchange Act and are not otherwise subject to liability under these sections.

[c]	Previously filed as like-numbered exhibit to the Form 10-K and incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMYRIS, INC.

By:	/s/ Kathleen Valiasek
Kathleen Valiasek
Chief Financial Officer
April 24, 2018