Form 10-Q
period 2018-03-31
AMYRIS, INC.
filed 2018-05-18
CIK 1365916

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Shares outstanding of the Registrant's common stock:

Class	Outstanding as of May 10, 2018
Common Stock, $0.0001 par value per share	50,176,739

AMYRIS, INC.

PART I

ITEM 1. FINANCIAL STATEMENTS

AMYRIS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except shares and per share amounts)	March 31, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$24,084	$57,059
Restricted cash	2,454	2,994
Accounts receivable, net of allowance of $642 as of March 31, 2018 and December 31, 2017	25,730	24,281
Unbilled receivable	9,247	9,340
Inventories	4,998	5,408
Prepaid expenses and other current assets	7,340	5,525
Total current assets	73,853	104,607
Property, plant and equipment, net	12,880	13,892
Unbilled receivable, noncurrent	7,940	7,940
Restricted cash, noncurrent	959	959
Recoverable taxes from Brazilian government entities	1,226	1,445
Other assets	21,302	22,640
Total assets	$118,160	$151,483
Liabilities, Mezzanine Equity and Stockholders' Deficit
Current liabilities:
Accounts payable	$16,054	$15,921
Accrued and other current liabilities	26,622	29,402
Deferred revenue	6,466	4,880
Debt, current portion	34,252	36,924
Related party debt, current portion	27,171	20,019
Total current liabilities	110,565	107,146
Long-term debt, net of current portion	62,489	61,893
Related party debt, net of current portion	39,147	46,541
Derivative liabilities	183,189	119,978
Other noncurrent liabilities	8,981	10,632
Total liabilities	404,371	346,190
Commitments and contingencies (Note 9)
Mezzanine equity:
Contingently redeemable common stock (Note 5)	5,000	5,000
Stockholders’ deficit:
Preferred stock - $0.0001 par value, 5,000,000 shares authorized, and 22,171 shares issued and outstanding as of March 31, 2018 and December 31, 2017	—	—
Common stock - $0.0001 par value, 250,000,000 shares authorized as of March 31, 2018 and December 31, 2017; 45,850,847 and 45,637,433 shares issued and outstanding as of March 31, 2018 and December 31, 2017, respectively	5	5
Additional paid-in capital - common stock and other	1,050,587	1,048,274
Accumulated other comprehensive loss	(42,293)	(42,156)
Accumulated deficit	(1,300,447)	(1,206,767)
Total Amyris, Inc. stockholders’ deficit	(292,148)	(200,644)
Noncontrolling interest	937	937
Total stockholders' deficit	(291,211)	(199,707)
Total liabilities, mezzanine equity and stockholders' deficit	$118,160	$151,483

See the accompanying notes to the unaudited condensed consolidated financial statements.

AMYRIS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

Three Months Ended March 31, (In thousands, except shares and per share amounts)	2018	2017
Revenue
Renewable products (includes related party revenue of $151 and $0, respectively)	$5,195	$8,037
Licenses and royalties (includes related party revenue of $11,400 and $0, respectively)	11,437	255
Grants and collaborations (includes related party revenue of $1,390 and $0, respectively)	6,366	4,688
Total revenue (includes related party revenue of $12,941 and $0, respectively)	22,998	12,980
Cost and operating expenses
Cost of products sold	5,315	12,768
Research and development	18,813	14,778
Sales, general and administrative	18,757	12,778
Total cost and operating expenses	42,885	40,324
Loss from operations	(19,887)	(27,344)
Other income (expense)
Interest expense	(8,205)	(12,184)
Gain (loss) from change in fair value of derivative instruments	(63,913)	2,339
Gain upon extinguishment of debt	—	96
Other income (expense), net	509	(319)
Total other expense, net	(71,609)	(10,068)
Loss before income taxes	(91,496)	(37,412)
Benefit from income taxes	—	41
Net loss attributable to Amyris, Inc.	(91,496)	(37,371)
Less cumulative dividends on Series B preferred stock	(395)	—
Net loss attributable to Amyris, Inc. common stockholders	$(91,891)	$(37,371)

Net loss per share attributable to common stockholders, basic and diluted	$(1.79)	$(1.93)
Weighted-average shares of common stock outstanding used in computing net loss per share of common stock, basic and diluted	51,200,922	19,335,948

See the accompanying notes to the unaudited condensed consolidated financial statements.

AMYRIS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

Three Months Ended March 31, (In thousands)	2018	2017
Comprehensive loss:
Net loss attributable to Amyris, Inc.	$(91,496)	$(37,371)
Foreign currency translation adjustment, net of tax	(137)	323
Total comprehensive loss attributable to Amyris, Inc.	$(91,633)	$(37,048)

See the accompanying notes to the unaudited condensed consolidated financial statements.

AMYRIS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT AND MEZZANINE EQUITY

(Unaudited)

	Preferred Stock		Common Stock
(In thousands, except shares)	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Noncontrolling Interest	Total Stockholders' Deficit	Mezzanine Equity - Common Stock
December 31, 2017	22,171	—	45,637,433	$5	$1,048,274	$(42,156)	$(1,206,767)	$937	$(199,707)	$5,000
Cumulative effect of change in accounting principle for ASC 606 (see "Significant Accounting Policies" in Note 1)	—	—	—	—	—	—	(804)	—	(804)	—
Cumulative effect of change in accounting principle for ASU 2016-01 (see "Significant Accounting Policies" in Note 1)	—	—	—	—	—	—	(1,380)	—	(1,380)	—
Issuance of common stock upon exercise of warrants	—	—	162,392	—	835	—	—	—	835	—
Issuance of common stock in private placement, net of issuance costs	—	—	13,529	—	92	—	—	—	92	—
Issuance of common stock upon exercise of stock options	—	—	7,004	—	81	—	—	—	81	—
Issuance of common stock upon restricted stock settlement	—	—	30,489	—	(66)	—	—	—	(66)	—
Stock-based compensation	—	—	—	—	1,278	—	—	—	1,278	—
Other	—	—	—	—	93	—	—	—	93	—
Foreign currency translation adjustment	—	—	—	—	—	(137)	—	—	(137)	—
Net loss	—	—	—	—	—	—	(91,496)	—	(91,496)	—
March 31, 2018	22,171	$—	45,850,847	$5	$1,050,587	$(42,293)	$(1,300,447)	$937	$(291,211)	$5,000

See the accompanying notes to the unaudited condensed consolidated financial statements.

AMYRIS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

Three Months Ended March 31, (In thousands)	2018	2017
Cash flows from operating activities
Net loss	$(91,496)	$(37,371)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,561	2,715
Gain on change in fair value of equity investment	(315)	—
Loss (gain) on disposal of property, plant and equipment	1,035	(55)
Stock-based compensation	1,278	1,646
Amortization of debt discount	3,016	4,473
Gain upon extinguishment of debt	—	(96)
Loss (gain) from change in fair value and extinguishment of derivative instruments	63,913	(2,339)
Loss (gain) on foreign currency exchange rates	243	(295)
Changes in assets and liabilities:
Accounts receivable	(926)	5,388
Unbilled receivables	93	—
Inventories	420	(867)
Prepaid expenses and other assets	(2,268)	(713)
Accounts payable	(108)	450
Accrued and other liabilities	(2,779)	3,515
Deferred revenue	782	(1,844)
Net cash used in operating activities	(25,551)	(25,393)
Cash flows from investing activities
Purchases of property, plant and equipment	(1,202)	(457)
Decrease in short-term investments	—	329
Net cash used in investing activities	(1,202)	(128)
Cash flows from financing activities
Proceeds from issuance of debt	—	1,500
Repayments of debt	(6,534)	(5,124)
Principal payments on capital leases	(400)	(627)
Proceeds from issuance of common stock upon exercise of warrants	133	—
Proceeds from issuance of common stock in private placement	92	—
Proceeds from exercises of common stock options	81	—
Employer taxes paid upon vesting of restricted stock units	(66)	(22)
Net cash used in financing activities	(6,694)	(4,273)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(68)	(83)
Net decrease in cash, cash equivalents, and restricted cash	(33,515)	(29,877)
Cash, cash equivalents, and restricted cash at beginning of period	61,012	32,433
Cash, cash equivalents, and restricted cash at end of the period	$27,497	$2,556

Reconciliation of cash, cash equivalents, and restricted cash to the condensed consolidated balance sheets
Cash and cash equivalents	$24,084	$1,297
Restricted cash, current	2,454	301
Restricted cash, noncurrent	959	958
Total cash, cash equivalents, and restricted cash	$27,497	$2,556

See the accompanying notes to the unaudited condensed consolidated financial statements.

AMYRIS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, Continued

(Unaudited)

Three Months Ended March 31, (In thousands)	2018	2017
Supplemental disclosures of cash flow information:
Cash paid for interest	$1,815	$1,863
Supplemental disclosures of non-cash investing and financing activities:
Acquisition of property, plant and equipment under accounts payable, accrued liabilities and notes payable	$264	$821
Financing of equipment	$91	$180
Financing of insurance premium under notes payable	$—	$146
Issuance of common stock for settlement of debt principal and interest payments	$—	$7,681
Accrued interest added to debt principal	$1,211	$1,115

See the accompanying notes to the unaudited condensed consolidated financial statements.

AMYRIS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation and Summary of Significant Accounting Policies

Amyris, Inc. (Amyris or the Company) is a leading industrial biotechnology company that applies its technology platform to engineer, manufacture and sell high performance, natural, sustainably sourced products into the Health & Wellness, Clean Beauty, and Flavors & Fragrances markets. The Company's proven technology platform enables the Company to rapidly engineer microbes and use them as catalysts to metabolize renewable, plant-sourced sugars into large volume, high-value ingredients. The Company's biotechnology platform and industrial fermentation process replace existing complex and expensive manufacturing processes. The Company has successfully used its technology to develop and produce five distinct molecules at commercial volumes.

The Company believes that industrial synthetic biology represents a third industrial revolution, bringing together biology and engineering to generate new, more sustainable materials to meet the growing global demand for bio-based replacements for petroleum-based and traditional animal- or plant-derived ingredients. The Company continues to build demand for its current portfolio of products through an extensive sales network provided by its collaboration partners that represent the leading companies in the world for its target market sectors. The Company also has a small group of direct sales and distributors who support the Company’s Clean Beauty market. With its partnership model, the Company’s partners invest in the development of each molecule to bring it from the lab to commercial scale and use their extensive sales force to sell the Company’s ingredients and formulations to their customers as part of their core business. The Company captures long-term revenue both through the production and sale of the molecule to its partners and through royalty revenues (previously referred to as value share) from its partners' product sales to their customers.

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

Concurrent with the sale of Amyris Brasil, the Company and DSM entered into a series of commercial agreements including (i) a license agreement to DSM of its farnesene product for DSM to use in the Vitamin E, lubricant, and flavor and fragrance markets; (ii) a value share agreement that DSM will pay the Company specified royalties representing a portion of the profit on the sale of Vitamin E produced from farnesene under the Nenter Supply Agreement assigned to DSM; (iii) a performance agreement for the Company to perform research and development to optimize farnesene for production and sale of farnesene products; and (iv) a transition services agreement for the Company to provide finance, legal, logistics, and human resource services to support the Brotas 1 facility under DSM ownership for a six-month period with a DSM option to extend for six additional months. At closing, DSM paid the Company a nonrefundable license fee of $27.5 million and a nonrefundable royalty payment (previously referred to as value share) of $15.0 million. DSM will also pay the Company nonrefundable minimum annual royalty payments in 2018 and 2019. The future nonrefundable minimum annual royalty payments were determined to be fixed and determinable with a fair value of $17.8 million, and were included as part of the total arrangement consideration subject to allocation of this overall multiple-element divestiture transaction. See Note 10, “Significant Revenue Agreements” in the Company's Annual Report on Form 10-K for the year ended December 31, 2017 (the 10-K), as filed with the Securities and Exchange Commission (SEC) for a full listing and details of agreements entered into with DSM. Additionally, the Company and DSM entered into a $25.0 million credit agreement that the Company used to repay all outstanding amounts under the Guanfu Note; see Note 4, “Debt” in the 10-K.

The accompanying unaudited condensed consolidated financial statements of Amyris, Inc. should be read in conjunction with the audited consolidated financial statements and notes thereto included in 10-K, from which the condensed consolidated balance sheet as of December 31, 2017 is derived. The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP), for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, since they are interim statements, the accompanying condensed consolidated financial statements do not include all of the information and notes required by U.S. GAAP for complete financial statements. The accompanying condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, that are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Interim results are not necessarily indicative of results for a full year.

Liquidity

The Company has incurred significant operating losses since its inception and expects to continue to incur losses and negative cash flows from operations for at least the next 12 months following the issuance of these financial statements. As of March 31, 2018, the Company had negative working capital of $60.8 million, (compared to negative working capital of $59.6 million as of December 31, 2017), and an accumulated deficit of $1.3 billion.

As of March 31, 2018, the Company's debt (including related party debt), net of deferred discount and issuance costs of $27.4 million, totaled $163.1 million, of which $61.4 million is classified as current and $22.5 million of which is mandatorily convertible into equity and within the control of the Company. The Company's debt service obligations through May 31, 2019 are $161.7 million, including $11.0 million of anticipated cash interest payments. The Company's debt agreements contain various covenants, including certain restrictions on the Company's business that could cause the Company to be at risk of defaults, such as restrictions on additional indebtedness, material adverse effect and cross default clauses. A failure to comply with the covenants and other provisions of the Company’s debt instruments, including any failure to make a payment when required, would generally result in events of default under such instruments, which could permit acceleration of such indebtedness. If such indebtedness is accelerated, it would generally also constitute an event of default under the Company’s other outstanding indebtedness, permitting acceleration of a substantial portion of the Company's outstanding indebtedness.

Cash and cash equivalents of $24.1 million as of March 31, 2018, together with cash proceeds from the Warrant Exchange and Exercise on April 12, 2018 (see Note 14, “Subsequent Events” for further details), are not sufficient to fund expected future negative cash flows from operations and cash debt service obligations through one year following the issuance of these financial statements. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that these financial statements are issued. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company's ability to continue as a going concern will depend, in large part, on its ability to extend existing debt maturities by restructuring a majority of its convertible debt, which is uncertain and outside the control of the Company, in addition to the mandatory conversion of certain debt obligations into equity, which conversion is within the control of the Company. Further, the Company's operating plan for the next 12 months from the date of issuance of these financial statements contemplates a significant reduction in its net operating cash outflows as compared to the previous 12 months, resulting from (i) revenue growth from sales of existing and new products with positive gross margins, (ii) significantly increased royalty revenues (previously referred to as value share revenues) (iii) reduced cost of products sold as a result of anticipated efficiencies, and (iv) cash inflows from grants and collaborations. Finally, in the third quarter of 2018, the Company plans to obtain project financing for the construction of a new manufacturing facility in Brotas, Brazil (Brotas 2). If the Company is unable to complete these actions, it expects to be unable to meet its operating cash flow needs and its obligations under its existing debt facilities. This could result in an acceleration of its obligation to repay all amounts outstanding under those facilities, and it may be forced to liquidate its assets or obtain additional equity or debt financing, which may not occur timely or on reasonable terms, if at all.

Significant Accounting Policies

Note 1, Basis of Presentation and Summary of Significant Accounting Policies, to the audited consolidated financial statements in the 10-K includes a discussion of the significant accounting policies and estimates used in the preparation of the Company’s consolidated financial statements. Except as noted below for the adoption of Accounting Standards Codification (“ASC”) Topic 606 (“ASC 606”), Revenue from Contracts with Customers, and Accounting Standards Update (“ASU”) 2016-01, Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, there have been no material changes to the Company's significant accounting policies and estimates during the three months ended March 31, 2018.

Revenue Recognition

The Company recognizes revenue from the sale of renewable products, licenses of and royalties from intellectual property, and grants and collaborative research and development services. Revenue is measured based on the consideration specified in a contract with a customer and recognized when, or as, the Company satisfies a performance obligation by transferring control over a product or service to a customer.

The Company accounts for a contract when it has approval and commitment to perform from both parties, the rights of the parties are identified, payment terms are established, the contract has commercial substance and collectability of the consideration is probable. Changes to contracts are assessed for whether they represent a modification or should be accounted for as a new contract. The Company considers the following indicators among others when determining whether it is acting as a principal in the transaction and recording revenue on a gross basis: (i) the Company is primarily responsible for fulfilling the promise to provide the specified goods or service, (ii) the Company has inventory risk before the specified good or service has been transferred to a customer or after transfer of control to the customer and (iii) the Company has discretion in establishing the price for the specified good or service. If a transaction does not meet the Company's indicators of being a principal in the transaction, then the Company is acting as an agent in the transaction and the associated revenues are recognized on a net basis.

The Company’s significant contracts and contractual terms with its customers are presented in Note 10, "Significant Revenue Agreements" in Part II, Item 8 of the 10-K.

The Company recognizes revenue when control has passed to the customer. The following indicators are evaluated in determining when control has passed to the customer: (i) the Company has a right to payment for the product or service, (ii) the customer has legal title to the product, (iii) the Company has transferred physical possession of the product to the customer, (iv) the customer has the significant risk and rewards of ownership of the product and (v) the customer has accepted the product. The Company’s renewable products are delivered to customers from the Company’s facilities with shipping terms typically specifying F.O.B. shipping point.

Performance Obligations

A performance obligation is a promise in a contract to transfer a distinct good or service to the customer. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. The Company's contracts may contain multiple performance obligations if a promise to transfer the individual goods or services is separately identifiable from other promises in the contracts and, therefore, is considered distinct. For contracts with multiple performance obligations, the Company determines the standalone selling price of each performance obligation and allocates the total transaction price using the relative selling price basis.

The following is a description of the principal goods and services from which the Company generates revenue.

Renewable Product Sales

Revenues from renewable product sales are recognized as a distinct performance obligation on a gross basis as the Company is acting as a principal in these transactions, with the selling price to the customer recorded net of discounts and allowances. Revenues are recognized at a point in time when control has passed to the customer, which typically is upon the renewable products leaving the Company’s facilities with the first transportation carrier. The Company, on occasion, may recognize revenue under a bill and hold arrangement, whereby the customer requests and agrees to purchase product but requests delivery at a later date. Under these arrangements, control transfers to the customer when the product is ready for delivery, which occurs when the product is identified separately as belonging to the customer, the product is ready for shipment to the customer in its current form, and the Company does not have the ability to direct the product to a different customer. It is at this point that we have right to payment, the customer obtains legal title, and the customer has the significant risks and rewards of ownership. The Company’s renewable product sales do not include rights of return. Returns are accepted only if the product does not meet product specifications and such nonconformity is communicated to the Company within a set number of days of delivery. The Company offers a two year assurance-type warranty to replace squalane products that do not meet Company-established criteria as set forth in the Company’s trade terms. An estimate of the cost to replace the squalane products sold is made based on a historical rate of experience and recognized as a liability and related expense when the renewable product sale is consummated.

Licenses and Royalties

Licensing of Intellectual Property: When the Company’s intellectual property licenses are determined to be distinct from the other performance obligations identified in the arrangement, revenue is recognized from non-refundable, up-front fees allocated to the license at a point in time when the license is transferred to the licensee and the licensee is able to use and benefit from the license. For intellectual property licenses that are combined with other promises, the Company utilizes judgment to assess the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time and, if over time, the appropriate method of measuring progress for purposes of recognizing revenue from non-refundable, up-front-fees. The Company evaluates the measure of progress each reporting period and, if necessary, adjusts the measure of performance and related revenue recognized.

Royalties from Licensing of Intellectual Property: The Company earns royalties from the licensing of its intellectual property whereby the licensee uses the intellectual property to produce and sell its products to its customers and the Company shares in the profits.

When the Company’s intellectual property license is the only performance obligation, or it is the predominant performance obligation in arrangements with multiple performance obligations, the Company applies the sales-based royalty exception and revenue is estimated and recognized at a point in time when the licensee’s product sales occur. Estimates of sales-based royalty revenues are made using the most likely outcome method, which is the single amount in a range of possible amounts derived from the licensee’s historical sales volumes and sales prices of its products and recent commodity market pricing data and trends.

When the Company’s intellectual property license is not the predominant performance obligation in arrangements with multiple performance obligations, the royalty represents variable consideration and is allocated to the transaction price of the predominant performance obligation which generally is the supply of renewable products to the Company's customers. Revenue is estimated and recognized at a point in time when the renewable products are delivered to customers. Estimates of the amount of variable consideration to include in the transaction price are made using the expected value method, which is the sum of probability-weighted amounts in a range of possible amounts determined based on the cost to produce the renewable product plus a reasonable margin for the profit share. The Company only includes an amount of variable consideration in the transaction price to the extent it is probable that a significant reversal in the cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. The transaction price also includes an estimate of customer incentive payments payable by the Company for certain customer contracts.

Grants and Collaborative Research and Development Services

Collaborative Research and Development Services: The Company earns revenues from collaboration agreements with customers to perform research and development services to develop new molecules using the Company’s technology and to scale production of the molecules for commercialization and use in the collaborator’s products. The collaboration agreements generally include providing the Company's collaborators with research and development services and with licenses to the Company’s intellectual property to use the technology underlying the development of the molecules and to sell its products that incorporate the technology. The terms of the Company's collaboration agreements typically include one or more of the following: advance payments for the research and development services that will be performed, nonrefundable upfront license payments, milestone payments to be received upon the achievement of the milestone events defined in the agreements, and royalty payments upon the commercialization of the molecules in which the Company shares in the customer’s profits.

Collaboration agreements are evaluated at inception to determine whether the intellectual property licenses represent distinct performance obligations separate from the research and development services. If the licenses are determined to be distinct, the non-refundable upfront license fee is recognized as revenue at a point in time when the license is transferred to the licensee and the licensee is able to use and benefit from the license while the research and development service fees are recognized over time as the performance obligations are satisfied. The research and development service fees represent variable consideration. Estimates of the amount of variable consideration to include in the transaction price are made using the expected value method, which is the sum of probability-weighted amounts in a range of possible amounts. The Company only includes an amount of variable consideration in the transaction price to the extent it is probable that a significant reversal in the cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. Revenue is recognized over time using either an input-based measure of labor hours expended or a time-based measure of progress towards the satisfaction of the performance obligations. The measure of progress is evaluated each reporting period and, if necessary, adjustments are made to the measure of progress and the related revenue recognized.

Collaboration agreements that include milestone payments are evaluated at inception to determine whether the milestone events are considered probable of achievement and estimates are made of the amount of the milestone payments to include in the transaction price using the most likely amount method which is the single amount in a range of possible amounts. If it is probable that a significant revenue reversal will not occur, the estimated milestone payment amount is included in the transaction price. Each reporting period, the Company re-evaluates the probability of achievement of the milestone events and any related constraint and, if necessary, adjusts its estimate of the overall transaction price. Any such adjustments are recorded on a cumulative basis, which would affect collaboration revenues in the period of adjustment.

The Company generally invoices its collaborators on a monthly or quarterly basis, or upon the completion of the effort or achievement of a milestone, based on the terms of each agreement. Deferred revenue arises from amounts received in advance of performing the research and development activities and is recognized as revenue in future periods as the performance obligations are satisfied.

Grants: The Company earns revenues from grants with government agencies to, among other things, provide research and development services to develop molecules using the Company’s technology, and create research and development tools to improve the timeline and predictability for scaling molecules from proof of concept to market by reducing time and costs. Grants typically consist of research and development milestone payments to be received upon the achievement of the milestone events defined in the agreements.

The milestone payments are evaluated at inception to determine whether the milestone events are considered probable of achievement and estimates are made of the amount of the milestone payments to include in the transaction price using the most likely amount method which is the single amount in a range of possible amounts. If it is probable that a significant revenue reversal will not occur, the estimated milestone payment amount is included in the transaction price. Each reporting period, the Company re-evaluates the probability of achievement of the milestone events and any related constraint and, if necessary, adjusts its estimate of the overall transaction price. Any such adjustments are recorded on a cumulative basis, which would affect collaboration revenues in the period of adjustment. Revenue is recognized over time using a time-based measure of progress towards the satisfaction of the performance obligations. The measure of progress is evaluated each reporting period and, if necessary, adjustments are made to the measure of progress and the related revenue recognized.

Disaggregation of Revenue

Revenue for the three months ended March 31, 2018 and 2017, disaggregated by major product and service, as well as by significant customer, is presented in Note 10, "Significant Revenue Agreements".

The following table presents revenue by major product and service, as well as, by primary geographical market and is based on the location of the customer:

Three Months Ended March 31,
(In thousands)	2018				2017
	Renewable Products	Licenses and Royalties	Grants and Collaborations	Total	Renewable Products	Licenses and Royalties	Grants and Collaborations	Total
United States	$1,962	$—	$1,208	$3,170	$1,096	$10	$1,990	$3,096
Europe	2,434	11,437	3,500	17,371	2,558	245	2,573	5,376
Asia	678	—	1,000	1,678	4,308		125	4,433
Brazil	5	—	658	663	19			19
Other	116	—	—	116	56			56
	$5,195	$11,437	$6,366	$22,998	$8,037	$255	$4,688	$12,980

The following table presents the amounts by which revenue is affected in the current reporting period by the application of ASC 606 as compared with the legacy guidance that was in effect before the accounting change. No other consolidated statements of operations financial statement line items were impacted by the adoption of ASC 606.

Three Months Ended March 31, 2018 (In thousands)	As Reported	Adjustments	Amounts Without the Adoption of ASC 606
Renewable products	$5,195	$—	$5,195
Licenses and royalties	11,437	(11,437)	—
Grants and collaborations	6,366	444	6,810
Total revenue from all customers	$22,998	$(10,993)	$12,005

The Company’s accounting policy under the legacy revenue recognition guidance of ASC 605 is presented in Note 1, "Basis of Presentation and Summary of Significant Accounting Policies" in Part II, Item 8 of the 10-K.

Contract Assets, Contract Liabilities, and Accounts Receivable

When a contract results in revenue being recognized in excess of the amount the Company has invoiced or has the right to invoice to the customer, a contract asset is recognized. Contract assets are transferred to accounts receivable, net when the rights to the consideration become unconditional. Contract assets are presented as Unbilled receivables on the consolidated balance sheets.

Contract liabilities consist of payments received from customers, or such consideration that is contractually due, in advance of providing the product or performing services such that control has not passed to the customer. Contract liabilities are presented as deferred revenue on the consolidated balance sheets.

Trade receivables related to revenue from contracts with customers are included in accounts receivable on the consolidated balance sheets, net of the allowance for doubtful accounts. Trade accounts receivable are recorded at the point of renewable product sale or in accordance with the contractual payment terms for licenses and royalties, and grants and collaborative research and development services for the amount payable by the customer to the Company for sale of goods or the performance of services.

Contract Balances

The following table provides information about unbilled receivables, deferred revenue, and accounts receivable from contracts with customers:

(In thousands)	March 31, 2018		December 31, 2017
Unbilled receivables, current	$9,247		$9,340
Unbilled receivables, noncurrent	$7,940		$7,940
Deferred revenue, current	$6,466		$4,880
Deferred revenue, noncurrent	$—	(1)	$—	(1)
Accounts receivable, net	$25,730		$24,281

(1)     Approximately $0.4 million of deferred revenue, noncurrent is presented in Other noncurrent liabilities in the consolidated balance sheets because of its insignificance.

Unbilled receivables, current and noncurrent, relate to the Company’s right to consideration from DSM for minimum future royalties. The Company’s right to cash receipt for these minimum royalty amounts occurs on or before December 31, 2018 and December 31, 2019, respectively.

Deferred revenue, current increased by $1.6 million at March 31, 2018 resulting from a $0.8 million increase upon adoption of ASC 606 on January 1, 2018 plus the net cash received in excess of amounts recognized as royalty revenue during the three months ended March 31, 2018. $1.7 million of revenue was recognized during the three months ended March 31, 2018 that was included in deferred revenue at the beginning of the period.

Costs to Obtain and Fulfill a Contract

We generally do not incur costs to obtain new contracts. The costs to fulfill a contract are expensed as incurred.

Remaining Performance Obligations

The following table provides information of the estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) based on the Company's existing agreements with customers as of March 31, 2018.

(In thousands)	March 31, 2018
Remaining 2018	$7,197
2019	8,865
2020	7,656
2021 and thereafter	828
$24,546

In accordance with the disclosure provisions of ASC 606, the table above excludes estimated future revenues for performance obligations that are part of a contract that has an original expected duration of one year or less or a performance obligation with variable consideration that is recognized using the sales-based royalty exception for licenses of intellectual property.

For descriptions of the Company's other significant accounting policies, see the Company's Annual Report on Form 10-K for the year ended December 31, 2017.

Recent Accounting Pronouncements

(a) Recent Accounting Standards Pronouncements or Updates Recently Adopted

In the three months ended March 31, 2018, the Company adopted these new accounting standards or updates:

Revenue Recognition The Company adopted ASC 606 with a date of initial application of January 1, 2018. As a result, the Company has changed its accounting policy for revenue recognition as detailed above in “Significant Accounting Policies”. The Company applied ASC 606 using the modified retrospective approach by recognizing the cumulative effect of initially applying ASC 606 to all contracts not completed as of the date of adoption as an adjustment to the opening balance of accumulated deficit at January 1, 2018. Therefore, the comparative information has not been adjusted and continues to be reported under the legacy revenue recognition guidance of ASC 605, "Revenue Recognition".

The Company applied ASC 606 using a practical expedient for contracts that were modified before the application date, which allowed us to determine an aggregate effect of all modifications that occurred before January 1, 2018, when determining the satisfied and unsatisfied performance obligations, the transaction price, and allocating that transaction price to the performance obligations instead of retrospectively restating the contracts for such contract modifications.

The cumulative effect of initially applying ASC 606 resulted in an increase to accumulated deficit at January 1, 2018 of approximately $0.8 million. The increase in accumulated deficit arose primarily from a $0.8 million increase of deferred revenue related to the effects of measuring and allocating the transaction price to the performance obligations under ASC 606 compared to the legacy guidance of ASC 605. The most significant change in accounting policy is the Company now estimates royalty revenues from licenses of the Company’s intellectual property and recognizes estimated royalty revenues at a point in time when the Company sells its renewable products to its customers (if the sales-based royalty exception does not apply) or when the licensee sells its products to its customer (if the sales-based royalty exception does apply). Also, variable incentive payments payable by the Company to customers are included in the transaction price for royalty revenues.

Financial Instruments In January 2016, the Financial Accounting Standards Board (FASB) issued ASU 2016-01, Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, which changes the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. The Company adopted ASU 2016-01 on January 1, 2018 and, as a result, has changed our accounting policy to account for investments in equity securities (other than those accounted for using the equity method of accounting) at fair value with changes in fair value recognized in net income. The Company applied the modified retrospective approach by recognizing a $1.4 million cumulative effect adjustment as an increase to the opening balance of accumulated deficit at January 1, 2018 representing an unrealized loss measured as the difference between the fair value and the cost basis of the Company’s equity investments as of January 1, 2018 previously accounted for using the cost method of accounting.

Classification of Cash Flow Elements In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which affects the classification of certain cash receipts and cash payments on the statement of cash flows. ASU 2016-15 resulted in a change in cash flow classification of debt prepayment or extinguishment costs. Prior to the adoption of ASU 2016-15, the Company classified gains or losses upon extinguishment of debt as an operating activity in the statements of cash flows. ASU 2016-15 became effective January 1, 2018 on a retrospective basis. Upon the Company's adoption of ASU 2016-15, such gains or losses are now classified in statements of cash flows as a financing activity.

Restricted Cash in Statement of Cash Flows In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The accounting standard update became effective January 1, 2018 using a retrospective transition method for each period presented. Upon adoption, ASU 2016-18 has resulted in a change in the presentation of restricted cash in the statement of cash flows for current and prior periods presented.

Derecognition of Nonfinancial Assets In February 2017, the FASB issued ASU 2017-05, Other Income—Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets, which requires entities to apply certain recognition and measurement principles in ASC 606 when they derecognize nonfinancial assets, and in substance, nonfinancial assets, and the counterparty is not a customer. The guidance applies to: (1) contracts to transfer to a noncustomer a nonfinancial asset or group of nonfinancial assets, or an ownership interest in a consolidated subsidiary that does not meet the definition of a business and is not a not-for-profit activity; and (2) contributions of nonfinancial assets that are not a business to a joint venture or other noncontrolled investee. The accounting standard update became effective January 1, 2018 on a modified retrospective basis. Adoption of this ASU did not impact the Company's consolidated financial position, results of operations or cash flows.

(b) Recent Accounting Standards Pronouncements or Updates Not Yet Effective as of Period End

Leases In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), with fundamental changes as to how entities account for leases. Lessees will need to recognize a right-of-use asset and a lease liability for virtually all of their leases (other than leases that meet the definition of a short-term lease). The liability will be equal to the present value of lease payments. The asset will be based on the liability, subject to adjustment, such as for initial direct costs. Additional disclosures for leases will also be required. The accounting standard update will be effective beginning in the first quarter of fiscal 2019 using a modified retrospective approach, which requires lessees and lessors to recognize and measure leases at the beginning of the earliest period presented. The Company is in the initial stages of evaluating the impact of the new standard on its accounting policies, processes and system requirements. The Company anticipates that the standard may have a material impact on the Company’s condensed consolidated balance sheets due to the requirement to recognize leased right-of-use assets and corresponding liabilities related to leases on the Company’s condensed consolidated balance sheets, but is still evaluating whether the standard might have a material impact on the Company’s other condensed consolidated financial statements.

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

Use of Estimates

The preparation of the financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the periods presented. Actual results could differ from these estimates, and such differences may be material to the financial statements.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation in the Company’s condensed consolidated financial statements and the accompanying notes to the condensed consolidated financial statements. The condensed consolidated statements of operations previously presented license fee revenue in combination with grants and collaborations revenue, and royalties (formerly referred to as “value share”) were previously presented in combination with renewable products revenue. Licenses and royalties revenue is presented as a separate line within the condensed consolidated statements of operations. The reclassifications reflect the growth in the Company’s business model of licensing its technology and earning royalties from customers utilizing the Company’s technology in the products it produces and sells. The reclassifications had no impact on total revenue.

2. Balance Sheet Details

Accounts Receivable, Net

Accounts receivable, net is comprised of the following:

(In thousands)	March 31, 2018	December 31, 2017
Accounts receivable	$7,035	$18,953
Related party accounts receivable	18,695	5,328
	$25,730	$24,281

Inventories

Inventories are stated at the lower of cost or net realizable value and are comprised of the following:

(In thousands)	March 31, 2018	December 31, 2017
Raw materials	$871	$819
Work-in-process	173	364
Finished goods	3,954	4,225
Inventories	$4,998	$5,408

Property, Plant and Equipment, Net

Property, plant and equipment, net is comprised of the following:

(In thousands)	March 31, 2018	December 31, 2017
Machinery and equipment	$48,911	$49,277
Leasehold improvements	40,196	40,036
Computers and software	10,415	9,555
Furniture and office equipment, vehicles and land	3,518	3,415
Construction in progress	17,145	17,438
	120,185	119,721
Less: accumulated depreciation and amortization	(107,305)	(105,829)
Property, plant and equipment, net	$12,880	$13,892

Property, plant and equipment, net includes $3.4 million and $4.2 million of machinery and equipment under capital leases as of March 31, 2018 and December 31, 2017, respectively. Accumulated amortization of assets under capital leases totaled $1.7 million and $1.6 million as of March 31, 2018 and December 31, 2017, respectively.

Depreciation and amortization expense, including amortization of assets under capital leases was $1.6 million and $2.7 million for the three months ended March 31, 2018 and 2017, respectively.

Other Assets

Other assets are comprised of the following:

(In thousands)	March 31, 2018	December 31, 2017
Contingent consideration	$8,151	$8,151
Prepaid royalty	7,384	7,409
Equity investment in SweeGen	2,168	3,233
Deposits	2,760	2,462
Goodwill	560	560
Other	279	825
Other assets	$21,302	$22,640

Accrued and Other Current Liabilities

Accrued and other current liabilities are comprised of the following:

(In thousands)	March 31, 2018	December 31, 2017
Accrued interest	$8,011	$8,213
Payroll and related expenses	6,797	7,238
SMA relocation accrual	3,571	3,587
Tax-related liabilities	2,524	5,837
Professional services	1,756	1,894
Other	3,963	2,633
Total accrued and other current liabilities	$26,622	$29,402

Other Noncurrent Liabilities

Other noncurrent liabilities are comprised of the following:

(In thousands)	March 31, 2018	December 31, 2017
Deferred rent, net of current portion	$7,821	$7,818
Deferred revenue, net of current portion	383	383
Capital lease obligation, net of current portion	225	217
Other liabilities	552	2,214
Total other noncurrent liabilities	$8,981	$10,632

3. Fair Value Measurement

Assets and Liabilities Measured and Recorded at Fair Value on a Recurring Basis

The following tables summarize, for assets or liabilities measured at fair value, the respective fair value and the classification by level of input within the fair value hierarchy:

(In thousands)	March 31, 2018				December 31, 2017
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$—	$—	$—	$—	$53,199	$—	$—	$53,199
Certificates of deposit	1,159	—	—	1,159	7,813	—	—	7,813
Equity investment in SweeGen	—	2,168	—	2,168	—	—	—	—
Total assets measured and recorded at fair value	$1,159	$2,168	$—	$3,327	$61,012	$—	$—	$61,012
Liabilities
Embedded derivatives in connection with the issuance of debt and equity instruments	$—	$—	$15,305	$15,305	$—	$—	$4,203	$4,203
Freestanding derivative instruments in connection with the issuance of equity instruments	—	—	167,884	167,884	—	—	115,775	115,775
Total liabilities measured and recorded at fair value	$—	$—	$183,189	$183,189	$—	$—	$119,978	$119,978

There were no transfers between levels during the periods presented.

Equity Investment in SweeGen

The Company holds 850,115 unregistered shares of SweeGen, Inc. common stock received as payment in connection with a December 2016 revenue agreement between the Company and Phyto Tech Corp. (d/b/a Blue California). At March 31, 2018, the fair value of the shares was $2.2 million, determined based on the trading price of the SweeGen shares (Level 2). For the three months ended March 31, 2018, the Company recorded an unrealized gain of $0.3 million for increase in fair value of the shares. The Company adopted ASU 2016-01 on January 1, 2018 and now accounts for its equity investment in SweeGen at fair value, with changes in fair value recognized in net income; see "Recent Accounting Pronouncements" in Note 1. The fair value of the SweeGen shares is included in Other assets in the condensed consolidated balance sheets.

Derivative Liabilities Recognized in Connection with the Issuance of Debt and Equity Instruments

The following table provides a reconciliation of the beginning and ending balances for the Company's derivative liabilities recognized in connection with the issuance of debt and equity instruments, measured at fair value using significant unobservable inputs (Level 3):

(In thousands)	2018	2017
Balance at January 1	$119,978	$4,135
(Gain) loss from change in fair value of derivative liabilities	63,913	(1,984)
Additions	—	577
Derecognition upon conversion or extinguishment	(702)	—
Balance at March 31	$183,189	$2,728

The derivative liabilities recognized in connection with the issuance of debt and equity instruments represent the fair value of the make-whole provisions of the Series A and B Preferred Stock as well as the cash and anti-dilution warrants issued concurrently with the Series A, B and D Preferred Stock (see Note 6, “Stockholders’ Deficit” in Part II, Item 8 of the 10-K), and conversion options, conversion price adjustment features and down round provisions associated with the R&D Note, Temasek Funding Warrant, Tranche Notes, 2014 144A Notes and 2015 144A Notes (see Note 4, “Debt” and Note 6, "Stockholders' Deficit" in Part II, Item 8 of the 10-K).

The market-based assumptions and estimates used in applying a Monte Carlo simulation approach and Black-Scholes-Merton option value approach for valuing the derivative liabilities in connection with debt and equity instruments include amounts in the following ranges and amounts:

	March 31, 2018			March 31, 2017
Risk-free interest rate	1.96%	-	2.74%	0.74%	-	1.30%
Risk-adjusted yields	16.30%	-	26.43%	12.50%	-	22.63%
Stock price volatility	45%	-	80%		45%
Probability of change in control		5%			5%
Stock price		$6.69			$7.95
Credit spread	14.26%	-	24.33%	11.28%	-	21.35%
Estimated conversion dates	2018	-	2025	2017	-	2019

The valuation of the embedded derivatives in connection with the issuance of debt and equity instruments and freestanding derivative instruments in connection with the issuance of equity instruments can be significantly affected by changes in valuation assumptions. For example, all other things being equal, a decrease/increase in the Company’s stock price, probability of change of control, credit spread, term to maturity/conversion or stock price volatility decreases/increases the valuation of the liabilities, whereas a decrease/increase in risk adjusted yields or risk-free interest rates increases/decreases the valuation of the liabilities. A third-party valuation specialist assisted in determining estimates of fair value.

Changes in Fair Value

Changes in the fair value of assets or liabilities measured at fair value on a recurring basis are recognized in “Gain (loss) from change in fair value of derivative instruments" in the condensed consolidated statements of operations.

Assets and Liabilities Recorded at Carrying Value

Financial Assets and Liabilities

The carrying amounts of certain financial instruments, such as cash equivalents, accounts receivable, accounts payable and accrued liabilities, approximate fair value due to their relatively short maturities and low market interest rates, if applicable. Loans payable, credit facilities and convertible notes are recorded at carrying value, which is representative of fair value at the date of acquisition. The Company estimates the fair value of loans payable and credit facilities using observable market-based inputs (Level 2) and estimates the fair value of convertible notes based on rates currently offered for instruments with similar maturities and terms (Level 3). The fair values and carrying values of the Company's debt were as follows:

(In thousands)	March 31, 2018		December 31, 2017
	Fair Value	Carrying Value	Fair Value	Carrying Value
Total debt	$159,027	$163,059	$156,900	$165,377

4. Debt

Net carrying amounts of debt are as follows:

	March 31, 2018			December 31, 2017
(In thousands)	Principal	Unamortized Debt Discount	Net Balance	Principal	Unamortized Debt Discount	Net Balance
Nonrelated Party
Convertible notes
2015 Rule 144A convertible notes	$37,887	$(5,866)	$32,021	$37,887	$(6,872)	$31,015
2014 Rule 144A convertible notes	24,004	(2,600)	21,404	24,004	(3,170)	20,834
December 2017 convertible note	2,500	(10)	2,490	5,000	(25)	4,975
August 2013 financing convertible notes	4,416	(2,806)	1,610	4,009	(2,918)	1,091
	68,807	(11,282)	57,525	70,900	(12,985)	57,915
Loans payable and credit facilities
Senior secured loan facility	27,316	(136)	27,180	28,566	(253)	28,313
Ginkgo notes	12,000	(4,803)	7,197	12,000	(4,983)	7,017
Other loans payable	5,796	(1,256)	4,540	6,463	(1,277)	5,186
Other credit facilities	305	—	305	381	—	381
	45,417	(6,195)	39,222	47,410	(6,513)	40,897
Subtotal nonrelated party	114,224	(17,477)	96,747	118,310	(19,498)	98,812

Related Party
Related party convertible notes
August 2013 financing convertible notes	22,516	665	23,181	21,711	897	22,608
2014 Rule 144A convertible notes	24,705	(3,107)	21,598	24,705	(3,784)	20,921
R&D note	3,700	—	3,700	3,700	(18)	3,682
	50,921	(2,442)	48,479	50,116	(2,905)	47,211
Related party loans payable
DSM note	25,000	(7,634)	17,366	25,000	(8,039)	16,961
Other DSM loan	467	—	467	393	—	393
February 2016 private placement	—	—	—	2,000	—	2,000
	25,467	(7,634)	17,833	27,393	(8,039)	19,354
Subtotal related party	76,388	(10,076)	66,312	77,509	(10,944)	66,565
Total debt	190,612	(27,553)	163,059	195,819	(30,442)	165,377
Less: current portion			(61,423)			(56,943)
Long-term debt, net of current portion			$101,636			$108,434

During the three months ended March 31, 2018, aside from debt payments (including payments-in-kind), the following changes to existing debt terms occurred:

•	R&D Note Extension: On March 30, 2018, the Company and an affiliate of Total S.A. (Total) amended the R&D Note (see Note 4, "Debt" and Note 18, “Subsequent Events” in Part II, Item 8 of the 10-K) to extend the maturity from March 31, 2018 to May 31, 2018, with accrued and unpaid interest payable on March 31, 2018 and May 31, 2018.
•	Senior Secured Loan Facility Extension: On March 30, 2018, the Company and Stegodon Corporation amended the Senior Secured Loan Facility (see Note 4, "Debt" and Note 18, “Subsequent Events” in Part II, Item 8 of the 10-K) to extend the date for a $5.5 million principal payment from March 31, 2018 to May 31, 2018. Under the extension, the interest rate from April 1, 2018 through the date of payment for the $5.5 million principal will be the previously agreed interest rate plus 5.0%.

No debt was converted into equity during the three months ended March 31, 2018.

Future Minimum Payments

Future minimum payments under the Company's debt agreements as of March 31, 2018 have not changed materially from the amounts presented in Note 4, "Debt" in Part II, Item 8 of the 10-K.

5. Mezzanine Equity

Mezzanine equity is comprised of the following:

(In thousands)	March 31, 2018	December 31, 2017
Contingently redeemable common stock	$5,000	$5,000

Mezzanine equity at March 31, 2018 and December 31, 2017 is comprised of proceeds from shares of common stock sold on May 10, 2016 to the Bill & Melinda Gates Foundation (Gates Foundation). In connection with the stock sale, the Company and the Gates Foundation entered into an agreement under which the Company agreed to expend an aggregate amount not less than the proceeds from the stock sale to develop a yeast strain that produces artemisinic acid and/or amorphadiene at a low cost and to supply such artemisinic acid and amorphadiene to companies qualified to convert artemisinic acid and amorphadiene to artemisinin for inclusion in artemisinin combination therapies used to treat malaria. If the Company defaults in its obligation to use the proceeds from the stock sale as set forth above or defaults under certain other commitments in the agreement, the Gates Foundation will have the right to request that the Company redeem, or facilitate the purchase by a third party of, the shares then held by the Gates Foundation at a price per share equal to the greater of (i) the closing price of the Company’s common stock on the trading day prior to the redemption or purchase, as applicable, or (ii) an amount equal to $17.10 plus a compounded annual return of 10%.

6. Stockholders' Deficit

Warrants

In connection with various debt and equity transactions (see Note 4, "Debt" and Note 6, “Stockholders’ Deficit” in Part II, Item 8 of the 10-K), the Company has issued warrants exercisable for shares of common stock. The following table summarizes warrant activity for the three months ended March 31, 2018:

Transaction	Transaction Type	Number Outstanding as of December 31, 2017	Additional Warrants Issued	Exercises	Number Outstanding as of March 31, 2018
July 2015 private placement	Equity	81,197	—	—	81,197
July 2015 debt exchange	Debt exchange	2,082,010	—	—	2,082,010
February 2016 related party private placement	Debt	171,429	—	—	171,429
May 2017 offerings (Series A and B preferred stock)	Equity / debt conversion	18,042,568	—	(162,392)	17,880,176
August 2017 DSM offering (Series B preferred stock)	Equity	3,968,116	—	—	3,968,116
August 2017 Vivo offering (Series D preferred stock)	Equity	5,575,118	—	—	5,575,118
Other	—	1,406	—	—	1,406
		29,921,844	—	(162,392)	29,759,452

For the three months ended March 31, 2018, net proceeds were $0.1 million from the issuance of common stock upon exercise of 162,392 warrants.

At Market Issuance Sales Agreement

On March 8, 2016, the Company entered into an At Market Issuance Sales Agreement (the ATM Sales Agreement) with FBR Capital Markets & Co. and MLV & Co. LLC (the Agents) under which the Company may issue and sell shares of its common stock having an aggregate offering price of up to $50.0 million (the ATM Shares) from time to time through the Agents, acting as its sales agents, under the Company's Registration Statement on Form S-3 (File No. 333-203216), effective April 15, 2015. Sales of the ATM Shares through the Agents may be made by any method that is deemed an "at the market offering" as defined in Rule 415 under the Securities Act of 1933, as amended, including by means of ordinary brokers' transactions at market prices, in block transactions, or as otherwise agreed by the Company and the Agents. The Company will pay the applicable Agent a commission rate of up to 3.0% of the gross proceeds from the sale of any ATM Shares sold through such Agent under the ATM Sales Agreement. The ATM Sales Agreement includes no commitment by other parties to purchase ATM Shares the Company offers for sale.

During the three months ended March 31, 2018, the Company issued and sold 13,529 shares of common stock under the ATM Sales Agreement, at an average price of $7.01 per share, and as of March 31, 2018, $49.9 million remained available for issuance under the ATM Sales Agreement. On April 15, 2018, the ATM Sales Agreement expired, resulting in the cancellation of the remaining amount available for issuance.

7. Variable-interest Entities and Unconsolidated Investments

Consolidated Variable-interest Entity

The table below reflects the carrying value of the Aprinnova JV's assets and liabilities, for which the Company is the primary beneficiary at March 31, 2018:

(In thousands)	March 31, 2018	December 31, 2017
Assets	36,747	36,781
Liabilities	2,535	3,187

The Aprinnova JV's creditors have recourse only to the assets of the Aprinnova JV.

During the three months ended March 31, 2018 and 2017, there was no activity in noncontrolling interest.

Unconsolidated Investments

The Company's unconsolidated investments are summarized as follows:

		Carrying Value of Investment on Condensed Consolidated Balance Sheets
(Amounts in thousands)	Amyris Equity Ownership %	March 31, 2018	December 31, 2017
Equity-method investments:
Novvi LLC	20%	$—	$—
Total Amyris BioSolutions B.V.	25%	$—	$—
Other unconsolidated equity investment:
SweeGeen, Inc.	3%	$2,168	$3,233

8. Net Loss per Share Attributable to Common Stockholders

For the three months ended March 31, 2018 and March 31, 2017, basic net loss per share attributable to common stockholders was the same as diluted net loss per share attributable to common stockholders because the inclusion of all potentially dilutive securities outstanding was antidilutive.

The following table presents the calculation of basic and diluted net loss per share attributable to common stockholders:

Three Months Ended March 31, (In thousands, except shares and per share amounts)	2018	2017
Numerator:
Net loss attributable to Amyris, Inc.	$(91,496)	$(37,371)
Less cumulative dividends on Series A and Series B preferred stock	(395)	—
Net loss attributable to Amyris, Inc. common stockholders, basic and diluted	$(91,891)	$(37,371)

Denominator:
Weighted-average shares of common stock outstanding used in computing net loss per share of common stock, basic and diluted	51,200,922	19,335,948

Net loss per share, basic and diluted	$(1.79)	$(1.93)

The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share of common stock because including them would have been antidilutive:

As of March 31,	2018	2017
Stock options to purchase common stock	1,365,447	901,152
Convertible promissory notes (1)	8,347,364	4,855,074
Period-end common stock warrants	29,759,452	334,740
Period-end restricted stock units	706,697	481,603
Period-end preferred stock	4,504,212	—
Total potentially dilutive securities excluded from computation of diluted net loss per share	44,683,172	6,572,569

______________

(1)	The potentially dilutive effect of convertible promissory notes was computed based on conversion ratios in effect as of the respective period end dates. A portion of the convertible promissory notes issued carries a provision for a reduction in conversion price under certain circumstances, which could potentially increase the dilutive shares outstanding. Another portion of the convertible promissory notes issued carries a provision for an increase in the conversion rate under certain circumstances, which could also potentially increase the dilutive shares outstanding.

9. Commitments and Contingencies

Commitments

Future minimum payments under the Company's lease obligations as of March 31, 2018 are as follows (in thousands):

Years ending December 31: (In thousands)	Capital Leases	Operating Leases	Total Lease Obligations
2018 (remaining nine months)	$475	$7,414	$7,889
2019	229	8,774	9,003
2020	67	7,035	7,102
2021	—	7,259	7,259
2022	—	7,432	7,432
Thereafter	—	3,322	3,322
Total future minimum payments	$771	$41,236	$42,007
Less: amount representing interest	(34)
Present value of minimum lease payments	737
Less: current portion	(512)
Long-term portion	$225

Guarantor Arrangements

The Company has agreements whereby it indemnifies its officers and directors for certain events or occurrences while the officer or director is serving in his or her official capacity. The indemnification period remains enforceable for the officer's or director’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a director and officer insurance policy that limits its exposure and enables the Company to recover a portion of any future payments. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal. Accordingly, the Company had no liabilities recorded for these agreements as of March 31, 2018 and December 31, 2017.

The Company entered into the FINEP Credit Facility to finance a research and development project on sugarcane-based biodiesel; see Note 4, "Debt" in Part II, Item 8 of the 10-K. The FINEP Credit Facility is guaranteed by a chattel mortgage on certain equipment of the Company. The Company's total acquisition cost for the equipment under this guarantee as of March 31, 2018 and December 31, 2017 was R$6.0 million ($1.8 million) based on exchange rates at each date.

The Senior Secured Loan Facility (see Note 4, "Debt" in Part II, Item 8 of the 10-K) is collateralized by first-priority liens on substantially all of the Company's assets, including Company intellectual property. In addition, as discussed in Note 4, "Debt" in Part II, Item 8 of the 10-K, the Nikko Note is collateralized by a first-priority lien on 10% of the Aprinnova JV interests owned by the Company.

Contingencies

The Company has levied indirect taxes on sugarcane-based biodiesel sales that took place several years ago by Amyris Brasil Ltda. (see Note 13, “Divestiture” in Part II, Item 8 of the 10-K) to customers in Brazil based on advice from external legal counsel. In the absence of definitive rulings from the Brazilian tax authorities on the appropriate indirect tax rate to be applied to such product sales, the actual indirect rate to be applied to such sales could differ from the rate the Company levied.

The Company and a number of the Company’s current officers and directors are parties to four separate purported shareholder derivative complaints based on allegedly misleading statements and/or omissions made in connection with the Company’s securities filings (the Derivative Complaints). The Derivative Complaints seek to recover, on the Company's behalf, unspecified damages purportedly sustained by the Company and also seek a series of changes to the Company’s corporate governance policies, restitution to the Company from the individual defendants, and an award of attorneys’ fees. Two of the Derivative Complaints were filed in the U.S. District Court for the Northern District of California (together, the Federal Derivative Cases). On December 21, 2017, the defendants filed a motion to dismiss the Federal Derivative Cases, which was granted on March 9, 2018. On March 29, 2018, the plaintiffs filed an amended complaint, and on May 4, 2018 the defendants filed a motion to dismiss the amended complaint. The remaining two Derivative Complaints were filed in the Superior Court for the State of California and are in the initial pleadings stage. The Company believes the Derivative Complaints lack merit, and intends to defend itself vigorously. Given the early stage of these proceedings, it is not yet possible to reliably determine any potential liability that could result from this matter. See Part II, Item 1, “Legal Proceedings” in this Quarterly Report on Form 10-Q for more details.

The Company is subject to disputes and claims that arise or have arisen in the ordinary course of business and that have not resulted in legal proceedings or have not been fully adjudicated. Such matters that may arise in the ordinary course of business are subject to many uncertainties and outcomes are not predictable with reasonable assurance and therefore an estimate of all the reasonably possible losses cannot be determined at this time. Therefore, if one or more of these legal disputes or claims resulted in settlements or legal proceedings that were resolved against the Company for amounts in excess of management's expectations, the Company's consolidated financial statements for the relevant reporting period could be materially adversely affected.

10. Significant Revenue Agreements

In connection with significant revenue agreements (see below and Note 10, “Significant Revenue Agreements” in Part II, Item 8 of the 10-K) and from all other customers, the Company recognized the following revenues for the three months ended March 31, 2018 and 2017:

Three Months Ended March 31, (In thousands)	2018				2017
	Renewable Products	Licenses and Royalties	Grants and Collaborations	Total	Renewable Products	Licenses and Royalties	Grants and Collaborations	Total
DSM	$—	$11,400	$1,390	$12,790	$—	$—	$—	$—
Givaudan	1,076	—	1,500	2,576	619	—	1,500	2,119
Firmenich	207	37	1,267	1,511	997	245	1,074	2,316
Nenter	—	—	1,000	1,000	2,309	—	—	2,309
DARPA	—	—	846	846	—	—	972	972
Subtotal revenue from significant revenue agreements	1,283	11,437	6,003	18,723	3,925	245	3,546	7,716
Revenue from all other customers	3,912	—	363	4,275	4,112	10	1,142	5,264
Total revenue from all customers	$5,195	$11,437	$6,366	$22,998	$8,037	$255	$4,688	$12,980

Givaudan Agreements

In 2015, the Company entered into a Farnesene Supply Agreement with Givaudan International SA (Givaudan) relating to the supply of farnesene by the Company to Givaudan for use in the production of a fragrance ingredient developed by the Company and Givaudan under an Amended and Restated Research Agreement entered into in 2011. The supply agreement has an initial term of 5 years, which term shall be automatically extended for additional periods of 2 years each, up to a maximum of three such extensions, unless otherwise terminated. In 2016, the Company entered into a Collaboration Agreement with Givaudan for the development and commercialization of certain renewable compounds for use in the fields of active cosmetics and flavors. Under the collaboration agreement, which has a 2-year term, Givaudan agreed to pay to the Company $12.0 million in semiannual installments of $3.0 million each, beginning on June 30, 2016; as of March 31, 2018, the Company has received $12.0 million in accordance with the arrangement.

During the three months ended March 31, 2018, there were no other material changes to significant revenue agreements.

11. Related Party Transactions

Related Party Debt

Related party debt as of March 31, 2018 and December 31, 2017 was as follows:

	March 31, 2018			December 31, 2017
(in thousands)	Principal	Unamortized Debt Discount	Net Balance	Principal	Unamortized Debt Discount	Net Balance
Total
R&D note	$3,700	$—	$3,700	$3,700	$(18)	$3,682
August 2013 financing convertible notes	22,516	665	23,181	21,711	897	22,608
2014 Rule 144A convertible notes	9,705	(1,263)	8,442	9,705	(1,538)	8,167
	35,921	(598)	35,323	35,116	(659)	34,457
DSM
DSM note	25,000	(7,635)	17,365	25,000	(8,039)	16,961
Other DSM loan	467	—	467	393	—	393
	25,467	(7,635)	17,832	25,393	(8,039)	17,354
Biolding
February 2016 private placement	—	—	—	2,000	—	2,000

Foris
2014 Rule 144A convertible notes	5,000	(541)	4,459	5,000	(660)	4,340

Temasek
2014 Rule 144A convertible notes	10,000	(1,302)	8,698	10,000	(1,586)	8,414
	$76,388	$(10,076)	$66,312	$77,509	$(10,944)	$66,565

Related Party Accounts Receivable and Unbilled Receivable

Related party accounts receivable and unbilled receivable as of March 31, 2018 and December 31, 2017 were as follows:

(In thousands)	March 31, 2018	December 31, 2017
Accounts receivable, net:
DSM	$18,139	$3,483
Novvi	294	1,607
Total	262	238
	$18,695	$5,328

Unbilled receivable, current:
DSM	$9,210	$9,340

Unbilled receivable, noncurrent:
DSM	$7,940	$7,940

Related Party Joint Ventures

See Note 7, "Variable-interest Entities and Unconsolidated Investments" above and in Part II, Item 8 of the 10-K for information about the Company's:

•	Aprinnova joint venture with Nikko
•	TAB joint venture with Total

12. Stock-based Compensation

The Company’s stock option activity and related information for the three months ended March 31, 2018 was as follows:

	Quantity of Stock Options	Weighted- average Exercise Price	Weighted-average Remaining Contractual Life, in Years	Aggregate Intrinsic Value, in Thousands
Outstanding - December 31, 2017	1,338,367	$33.40	7.7	$97
Granted	54,600	$4.95
Exercised	(7,004)	$3.68
Forfeited or expired	(20,516)	$57.86
Outstanding - March 31, 2018	1,365,447	$32.04	7.6	$1,632
Vested or expected to vest after March 31, 2018	1,282,903	$33.60	7.5	$1,525
Exercisable at March 31, 2018	936,291	$42.53	7.0	$1,114

The Company’s restricted stock units (RSUs) activity and related information for the three months ended March 31, 2018 was as follows:

	Quantity of Restricted Stock Units	Weighted-average Grant-date Fair Value	Weighted-average Remaining Contractual Life, in Years
Outstanding - December 31, 2017	683,554	$8.66	1.40
Awarded	60,519	$5.01
RSUs released	(32,675)	$12.37
RSUs forfeited	(4,701)	$8.88
Outstanding - March 31, 2018	706,697	$8.16	1.29
Vested or expected to vest after March 31, 2018	563,906	$8.42	1.14

Stock-based compensation expense related to options and RSUs granted to employees and non-employees during the three months ended March 31, 2018 and 2017 was allocated to research and development expense and sales, general and administrative expense as follows:

Three Months Ended March 31, (In thousands)	2018	2017
Research and development	$363	$484
Sales, general and administrative	915	1,162
Total stock-based compensation expense	$1,278	$1,646

As of March 31, 2018, there was unrecognized compensation expense of $5.8 million related to stock options and RSUs. The Company expects to recognize this expense over a weighted-average period of 2.4 years.

The fair value of employee stock options was estimated using the following weighted-average assumptions:

Three Months Ended March 31,	2018	2017
Expected dividend yield	—%	—%
Risk-free interest rate	2.6%	2.1%
Expected term (in years)	6.13	6.15
Expected volatility	80.5%	80.0%

13. Income Taxes

The Company recorded income tax provisions for the three months ended March 31, 2018 and 2017 as follows:

Three Months Ended March 31, (In thousands)	2018	2017
Benefit from income taxes	$—	$41

The benefit for income taxes for the three months ended March 31, 2017 consisted of an accrual of Brazilian withholding tax on intercompany interest, offset by an income tax benefit in continuing operations related to foreign exchange movement in other comprehensive income. Other than the above-mentioned amounts, no additional provision for income taxes has been made for both periods presented, net of the valuation allowance, due to cumulative losses since the commencement of operations.

In connection with our adoption of ASC 606 on January 1, 2018 there was an insignificant increase to the Company’s deferred income tax liabilities and an offsetting reduction in the valuation allowance recorded against our net deferred tax assets. No income tax impact was recorded to retained earnings upon adoption as a result of the full valuation allowance on United States net deferred tax assets. During the three months ended March 31, 2018, there is no income tax expense or benefit recorded as a result of the adoption of ASC 606.

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the Act) was signed into law, making significant changes to the Internal Revenue Code. Changes include, but are not limited to, a corporate tax rate decrease from 35% to 21%, the transition of U.S. international taxation from a worldwide tax system to a territorial system, and a one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings as of December 31, 2017.

Based on the Company’s current operations it is anticipated that the only significant current impact of the Act for the Company will be the reduction in the U.S. corporate tax rate. The Act reduces the corporate tax rate to 21 percent, effective January 1, 2018. In December 2017, Staff Accounting Bulletin No. 118 (“SAB 118”) was issued to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed in reasonable detail to complete the accounting for certain income tax effects of the Tax Act. As of March 31, 2018, due to the complexities of the new law, we have not yet completed our accounting for all the tax effects of the Tax Act, however, we have made a reasonable estimate of the effects on our existing deferred tax balances. In all cases, we will continue to make and refine our calculations as additional analysis is completed. In addition, our provisional estimate of the effects on our existing deferred tax balances may also be adjusted as we gain a more thorough understanding of the tax law during the one-year measurement period allowed under SAB 118. Additionally, the Act created a new requirement that certain income (i.e.,“GILTI”) earned by controlled foreign corporations (CFCs) must be included currently in the gross income of the CFCs’ U.S. shareholder. The Company’s selection of an accounting policy with respect to the new GILTI tax rules will depend, in part, on analyzing its global income to determine whether it expects to have future U.S. inclusions in taxable income related to GILTI and, if so, what the impact is expected to be. As of March 31, 2018 the Company has not made a policy decision regarding whether to record deferred taxes on GILTI.

14. Subsequent Events

Warrants Exchange and Exercise

On April 12, 2018, the Company issued warrants to purchase an aggregate of 3,616,174 shares of common stock, exercisable at a price of $7.00 per share and for a term of fifteen months, to certain holders of the May 2017 Warrants (see Note 6, “Stockholders’ Deficit” in Part II, Item 8 of the 10-K) in exchange for such holders exercising for cash their May 2017 Cash Warrants, representing an aggregate of 3,616,174 shares issued and gross proceeds to the Company of $15.9 million, and surrendering their May 2017 Dilution Warrants, which were not currently exercisable for any shares, for cancellation, pursuant to warrant exercise agreements entered into with such holders. The new warrants have substantially similar terms to the May 2017 Cash Warrants, other than the exercise price and term, except that the new warrants do not contain any non-standard anti-dilution protection and only permit “cashless” exercise after six months and only to the extent there is no effective registration statement covering the shares issuable upon exercise. In connection with the transaction, the Company agreed that it would not issue common stock or securities convertible into or exercisable for common stock, and the holders agreed to not sell any shares of common stock in excess of their pro rata share (among all holders participating in the transaction) of 30% of the daily average composite trading volume of the Company’s common stock, in each case for a period of thirty trading days, subject to certain exceptions.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and the related notes that appear elsewhere in this Quarterly Report on Form 10-Q. These discussions contain forward-looking statements reflecting our current expectations that involve risks and uncertainties which are subject to safe harbors under the Securities Act of 1933, as amended (the Securities Act), and the Securities Exchange Act of 1934 (the Exchange Act). These forward-looking statements include, but are not limited to, statements concerning our strategy of achieving a significant reduction in net cash outflows in 2018 and 2019, aspects of our future operations, our future financial position, including the expected extension of debt maturities and obtaining project financing for a new manufacturing facility, revenues and projected costs, expectations regarding demand and acceptance for our technologies, growth opportunities and trends in the market in which we operate, prospects and plans and objectives of management. The words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “will,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward looking statements. These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those in the forward-looking statements, including, without limitation, the risks set forth in Part II, Item 1A, “Risk Factors” in this Quarterly Report on Form 10-Q, in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 and in our other filings with the Securities and Exchange Commission. We do not assume any obligation to update any forward-looking statements.

Overview and Recent Developments

Amyris, Inc. (the Company, Amyris, we, us or our) is a leading industrial biotechnology company that applies its technology platform to engineer, manufacture and sell high performance, natural, sustainably sourced products into the Health & Wellness, Clean Beauty, and Flavors & Fragrances markets. Our proven technology platform enables us to rapidly engineer microbes and use them as catalysts to metabolize renewable, plant-sourced sugars into large volume, high-value ingredients. Our biotechnology platform and industrial fermentation process replace existing complex and expensive manufacturing processes. We have successfully used our technology to develop and produce seven distinct molecules at commercial volumes.

We believe that industrial synthetic biology represents a third industrial revolution, bringing together biology and engineering to generate new, more sustainable materials to meet the growing global demand for bio-based replacements for petroleum-based and traditional animal- or plant-derived ingredients. We continue to build demand for our current portfolio of products through an extensive sales network provided by our collaboration partners that represent the leading companies in the world for our target market sectors. We also have a small group of direct sales and distributors who support our Clean Beauty market. Via our partnership model, our partners invest in the development of each molecule to bring it from the lab to commercial scale and use their extensive sales force to sell our ingredients and formulations to their customers as part of their core business. We capture long-term revenue both through the production and sale of the molecule to our partners and through royalty revenues (previously referred to as value share) from our partners' product sales to their customers.

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

We have invested over $500 million in infrastructure and technology to create microbes that produce molecules from sugar or other feedstocks at commercial scale. This platform has been used to design, build, optimize, and upscale strains producing seven distinct molecules, leading to more than 15 commercial ingredients used in over 600 consumer products. Our time to market for molecules has decreased from seven years to less than a year for our most recent molecule, mainly due to our ability to leverage the technology platform we have built.

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

Brotas 1 was built to batch manufacture one commodity product at a time (originally for high-volume production of biofuels, a business the Company has exited), which is an inefficient manufacturing process that is not suited for the high margin specialty markets in which we operate today. We currently manufacture nine specialty products and will be increasing the number of specialty products we manufacture by two to three products a year. The inefficiencies we experienced included having to idle the facility for two weeks at a time to prepare for the next product batch manufacture. These inefficiencies caused our cost of goods sold to be significantly higher. With the sale of Brotas 1, we expect that our gross margins will markedly improve from the reduction in manufacturing costs caused by these inefficiencies. Additionally, we currently are constructing our Brotas 2 facility, which will allow for the manufacture of five products concurrently and over 10 different products annually. Concurrent with the sale of Brotas 1, we contracted with DSM for the use of Brotas 1 to manufacture products for us to fulfill our product supply commitments to our customers until Brotas 2 is completed in 2019. In addition, in 2019, we plan to resume construction of a production facility in Pradópolis, Brazil that we partially built prior to 2013. This facility will support production of our alternative sweetener products.

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

Concurrent with the sale of Amyris Brasil, we entered into a series of commercial agreements with DSM including (i) a license agreement to DSM of its farnesene product for DSM to use in the Vitamin E, lubricant, and Flavors & Fragrances specialty markets; (ii) a value share agreement that DSM will pay specified royalties representing a portion of the profit on the sale of Vitamin E produced from farnesene under the Nenter Supply Agreement assigned to DSM; (iii) a performance agreement to perform research and development to optimize farnesene for production and sale of farnesene products; and (iv) a transition services agreement where we provide finance, legal, logistics, and human resource services to support the Brotas 1 facility under DSM ownership for a six-month period with a DSM option to extend for six additional months. At closing, DSM paid to us a nonrefundable license fee of $27.5 million and a nonrefundable minimum royalty revenue payment (previously referred to as value share) of $15.0 million. DSM will also pay the Company nonrefundable minimum royalty amounts in 2018 and 2019. The future nonrefundable minimum annual royalty payments were determined to be fixed and determinable with a fair value of $17.8 million, and were included as part of the total arrangement consideration subject to allocation of this overall multiple-element divestiture transaction. See Note 10, “Significant Revenue Agreements”, in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 (the 10-K) for a full listing and details of agreements entered into with DSM. Additionally, we entered into a $25.0 million credit agreement with DSM that we used to repay all outstanding amounts under the Guanfu Note; see Note 4, “Debt” in the 10-K.

Sales and Revenue

We recognize revenue from product sales, license fees and royalties, and grants and collaborations.

We have research and development collaboration arrangements for which we receive payments from our collaborators, which include The Defense Advanced Research Projects Agency (DARPA), affiliates of Koninklijke DSM N.V. (DSM), Firmenich SA (Firmenich), Givaudan International SA (Givaudan), and others. Some of our collaboration arrangements provide for advance payments to us in consideration for grants of exclusivity or research efforts that we will perform, and others require us to achieve milestones prior to receiving payments. In addition, all of our non-government partnerships include commercial terms for the supply of molecules we successfully upscale and produce at commercial volumes, and we expect such partnerships will contribute revenues from product sales and royalties (previously referred to as value share) if and when such molecules are commercialized. See Note 10, “Significant Revenue Agreements” in Part I, Item 1 of this Quarterly Report on Form 10-Q, and in Part II, Item 8 of the 10-K for more details.

We are continuing to identify new opportunities to apply our technology and deliver sustainable access to key molecules. As a result, we have a pipeline that is expected to commercialize two to three new molecules each year over the coming years with a sweetener, a flavor and a fragrance molecule expected in 2018. We are currently finalizing the commercial terms for the molecules we expect to commercialize in 2018, including our Reb-M product that is a superior sweetener and sugar replacement for food and beverages. We currently manufacture nine specialty products and will be increasing the number of specialty products we manufacture by two to three products a year.

As part of the DSM acquisition of our farnesene for vitamin E business, we will receive a royalty payment on all Nenter sales of vitamin E utilizing farnesene produced and sold by DSM from our technology. DSM will pay us minimum royalties totaling $33 million for 2018, 2019 and 2020, the first three years of the agreement.

We have several other molecules in our development pipeline with partners including DSM, Givaudan and Firmenich that we expect will contribute revenues from product sales and royalties (previously referred to as value share) when they are commercialized.

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

Our most critical accounting estimates include:

•	recognition of revenue involving arrangements with multiple revenue-generating activities;
•	the valuation of financial instruments including embedded derivatives and freestanding financial instruments such as warrants, which impact gains or losses on derivatives, the carrying value of debt, preferred stock, interest expense and deemed dividends; and
•	the valuation of our equity investment in SweeGen, which is reported at fair value.

For more information about our critical accounting estimates and policies, see Note 1, "Basis of Presentation and Summary of Significant Accounting Policies" in Part I, Item 1 of this Quarterly Report on Form 10-Q and Part II, Item 8 of the 10-K.

Results of Operations

Revenue

Three Months Ended March 31, (In thousands)	2018	2017	% Change
Revenue
Renewable products	$5,195	$8,037	(35)%
Licenses and royalties	11,437	255	4,385%
Grants and collaborations	6,366	4,688	36%
Total revenue	$22,998	$12,980	77%

Total revenue increased by 77% to $23.0 million for the three months ended March 31, 2018, compared to the same period in 2017, primarily due to an $11.2 million increase in license and royalty revenue due to royalty revenue from DSM, and a $1.7 million increase in collaborations revenue, primarily from DSM and Nenter & Co., Inc. (Nenter).

Renewable products revenue decreased by 35% to $5.2 million for the three months ended March 31, 2018, compared to the same period in 2017. The decline was attributable to the assignment of certain farnesene supply agreements to DSM and discontinuing low margin product sales, partially offset by increases in Biossance and Aprinnova revenue.

Licenses and royalties revenue increased by 4,385% to $11.4 million for the three months ended March 31, 2018, compared to the same period in 2017, due to royalty revenues from DSM. As discussed in Note 1, "Basis of Presentation and Summary of Significant Accounting Policies" in Part I, Item 1 of this Quarterly Report on Form 10-Q, the Company adopted the revenue guidance of ASC 606 on January 1, 2018 and now estimates royalty revenues from licenses of the Company’s intellectual property and recognizes estimated royalty revenues at a point in time when the licensee sells its products to its customer. In the comparative 2017 period, royalty revenues were recognized in the period that the royalty report was received.

Grants and collaborations revenue increased by 36% to $6.4 million for the three months ended March 31, 2018, compared to the same period in 2017, primarily due to increases in collaboration revenues from DSM and Nenter.

Costs and Operating Expenses

Three Months Ended March 31, (In thousands)	2018	2017	% Change
Cost and operating expenses
Cost of products sold	$5,315	$12,768	(58)%
Research and development	18,813	14,778	27%
Sales, general and administrative	18,757	12,778	47%
Total cost and operating expenses	$42,885	$40,324	6%

Cost of Products Sold

Cost of products sold includes the costs of raw materials, labor and overhead, amounts paid to contract manufacturers, inventory write-downs resulting from applying lower of cost or net realizable value inventory adjustments, and costs related to production scale-up. Because of our product mix, our cost of goods sold does not necessarily increase or decrease proportionately with changes in our renewable product revenues.

Cost of products sold decreased by 58% to $5.3 million for the three months ended March 31, 2018, compared to the same period in 2017, primarily due to the December 2017 sale of our Brotas 1 production facility to DSM, which substantially reduced our fixed production costs, and due to the assignment of certain farnesene supply agreements to DSM and our discontinuing manufacturing of low-margin products.

Research and Development Expenses

Research and development expenses increased by 27% to $18.8 million for the three months ended March 31, 2018, compared to the same period in 2017, due to increases in headcount to support new product development and one-time costs related to product development.

Sales, General and Administrative Expenses

Sales, general and administrative expenses increased by 47% to $18.8 million for the three months ended March 31, 2018, compared to the same period in 2017, primarily due to increases in headcount to support our growth, professional services costs, and costs related to the Amyris Brasil Ltda. transaction.

Other Expense, Net

Three Months Ended March 31, (In thousands)	2018	2017	% Change
Other income (expense)
Interest expense	$(8,205)	$(12,184)	(33)%
(Loss) gain from change in fair value of derivative instruments	(63,913)	2,339	(2,832)%
Gain upon extinguishment of debt	—	96	(100)%
Other income (expense), net	509	(319)	(260)%
Total other expense, net	$(71,609)	$(10,068)	611%

Total other expense, net was $71.6 million for the three months ended March 31, 2018, compared to $10.1 million for the same period in 2017. The $61.5 million change was primarily due to a $63.9 million loss on the change in fair value of derivative instruments, partially offset by a $4.0 million decrease in interest expense. The loss from change in fair value of derivative instruments for the three months ended March 31, 2018 was the result of a significant increase in derivative instruments issued subsequent to March 31, 2017, and a 78% increase in our stock price during the first quarter of 2018.

Provision for Income Taxes

Three Months Ended March 31, (In thousands)	2018	2017	% Change
Benefit from income taxes	$—	$41	(100)%

For the three months ended March 31, 2018, we recorded a provision for income taxes of zero, and for the three months ended March 31, 2017, we recorded a benefit from income taxes of $41,000. The benefit for income taxes for the three months ended March 31, 2017 consisted of an accrual of Brazilian withholding tax on intercompany interest, offset by an income tax benefit in continuing operations related to foreign exchange movement in other comprehensive income. Other than the above-mentioned amounts, no additional provision for income taxes has been made, net of the valuation allowance, due to cumulative losses since the commencement of operations.

Liquidity and Capital Resources

(In thousands)	March 31, 2018	December 31, 2017
Working capital deficit, excluding cash and cash equivalents	$(60,796)	$(59,598)
Cash and cash equivalents	$24,084	$57,059
Debt and capital lease obligations	$163,796	$166,318
Accumulated deficit	$(1,300,447)	$(1,206,767)

Three Months Ended March 31, (In thousands)	2018	2017
Net cash used in:
Operating activities	$(25,551)	$(25,393)
Investing activities	$(1,202)	$(128)
Financing activities	$(6,694)	$(4,273)

Liquidity. We have incurred significant operating losses since our inception, and we expect to continue to incur losses and negative cash flows from operations through at least the next 12 months following issuance of the financial statements. As of March 31, 2018, we had negative working capital, excluding cash, of $60.8 million, (compared to negative working capital (excluding cash) of $59.6 million as of December 31, 2017), an accumulated deficit of $1.3 billion, and cash, cash equivalents of $24.1 million (compared to $57.1 million as of December 31, 2017).

As of March 31, 2018, our debt (including related party debt), net of deferred discount and issuance costs of $27.4 million, totaled $163.1 million, of which $61.4 million is classified as current. Our debt service obligations through May 31, 2019 are $161.7 million, including $11.0 million of anticipated cash interest payments. Our debt agreements contain various covenants, including certain restrictions on our business that could cause us to be at risk of defaults, such as restrictions on additional indebtedness, material adverse effect and cross default clauses. A failure to comply with the covenants and other provisions of our debt instruments, including any failure to make a payment when required, would generally result in events of default under such instruments, which could permit acceleration of such indebtedness. If such indebtedness is accelerated, it would generally also constitute an event of default under our other outstanding indebtedness, permitting acceleration of a substantial portion of our outstanding indebtedness.

Our consolidated financial statements as of and for the three months ended March 31, 2018 have been prepared on the basis that we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. Due to the factors described above, there is substantial doubt about our ability to continue as a going concern within one year after the date that these financial statements are issued. Our ability to continue as a going concern will depend, in large part, on our ability to begin achieving positive cash flows from operations within the next 12 months, to extend existing debt maturities, which is uncertain, and to complete the mandatory conversion of certain debt obligations into equity, which conversion is within the control of the Company. The financial statements do not include any adjustments that might result from the outcome of this uncertainty, which could have a material adverse effect on our financial condition. In addition, if we are unable to continue as a going concern, we may be unable to meet our obligations under our existing debt facilities, which could result in an acceleration of our obligation to repay all amounts outstanding under those facilities, and we may be forced to liquidate our assets. In such a scenario, the values we receive for our assets in liquidation or dissolution could be significantly lower than the values reflected in our financial statements.

Our operating plan for the next 12 months contemplates a significant reduction in our net cash outflows, resulting from (i) revenue growth from sales of existing and new products with positive gross margins, (ii) significantly increased royalty revenues (previously referred to as value share revenues), (iii) reduced production costs as a result of anticipated efficiencies, and (iv) cash inflows from grants and collaborations. In addition, by June 30, 2018, we plan to restructure a majority of our convertible debt to extend maturities, and by September 30, 2018, we plan to obtain project financing for the construction of a new manufacturing facility in Brotas, Brazil (Brotas 2).

If we are unable to generate sufficient cash contributions from product sales, licenses and royalties, and payments from existing and new collaboration partners, and new financing commitments due to contractual restrictions and covenants, we may need to obtain additional funding from equity or debt financings, which may not occur in a timely manner or on reasonable terms, if at all, agree to burdensome covenants, grant further security interests in our assets, enter into collaboration and licensing arrangements that require us to relinquish commercial rights, or grant licenses on terms that are not favorable.

If we do not achieve our planned operating results, our ability to continue as a going concern would be jeopardized and we may need to take the following actions to support our liquidity needs during the next 12 months:

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

We expect to fund operations for the foreseeable future with cash and investments currently on hand, cash inflows from collaborations, grants, product sales, license and royalties and equity and debt financings, to the extent necessary. Some of our research and development collaborations are subject to risk that we may not meet milestones. Future equity and debt financings, if needed, are subject to the risk that we may not be able to secure financing in a timely manner or on reasonable terms, if at all. Our planned working capital and capital expenditure needs for the remainder of 2018 are dependent on significant inflows of cash from renewable product sales, license and royalties and existing collaboration partners, as well as additional funding from new collaborations.

For details, see the following Notes in “Notes to Condensed Consolidated Financial Statements” included in this Quarterly Report on Form 10-Q and/or in “Notes to Consolidated Financial Statements” included in the 10-K:

•	Note 4, "Debt"
•	Note 5, "Mezzanine Equity"
•	Note 6, "Stockholders' Deficit"
•	Note 13, "Divestiture"

Cash Flows during the Three Months Ended March 31, 2018 and 2017

Cash Flows from Operating Activities

Our primary uses of cash from operating activities are costs related to the production and sale of our products and personnel-related expenditures, offset by cash received from renewable product sales, licenses and royalties, and grants and collaborations.

For the three months ended March 31, 2018, net cash used in operating activities was $25.6 million, consisting primarily of our $91.5 million net loss, mostly offset by $70.7 million of non-cash adjustments that were primarily comprised of a $63.9 million loss on change in fair value of derivative instruments, $3.0 million of debt discount amortization, $1.6 million of depreciation and amortization on property, plant and equipment, and $1.3 million of stock-based compensation. Additionally, there was a $4.8 million increase in working capital.

For the three months ended March 31, 2017, net cash used in operating activities was $25.4 million consisting primarily of our $37.4 million net loss, partly offset by a $5.9 million decrease in working capital, and non-cash adjustments primarily comprised of a $2.3 million non-cash gain from the change in fair value of derivative instruments, $4.5 million of debt discount amortization and $2.7 million of depreciation and amortization on property, plant and equipment.

Cash Flows from Investing Activities

Our investing activities consist primarily of capital expenditures and changes in short-term investments.

For the three months ended March 31, 2018, net cash used in investing activities was $1.2 million, comprised of purchases of property, plant and equipment.

For the three months ended March 31, 2017, net cash used in investing activities was $0.1 million, comprised of $0.5 million of purchases of property, plant and equipment, offset by a decrease in short-term investments.

Cash Flows from Financing Activities

For the three months ended March 31, 2018, net cash used in financing activities was $6.7 million, primarily due to $6.5 million of debt principal payments.

For the three months ended March 31, 2017, net cash used in financing activities was $4.3 million, primarily due to $5.1 million of debt principal payments, partly offset by $1.5 million of proceeds from debt issuance.

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

Contractual Obligations

The following is a summary of our contractual obligations as of March 31, 2018:

Year Ended December 31, (In thousands)	Total	2018	2019	2020	2021	2022	Thereafter
Principal payments on debt(1)	$190,671	$50,475	$100,327	$231	$25,242	$12,255	$2,141
Interest payments on debt(2)	32,080	12,566	9,833	3,896	3,884	1,514	387
Operating leases	43,650	9,680	8,759	7,017	7,241	7,414	3,539
Principal payments on capital leases	737	452	219	66	—	—	—
Interest payments on capital leases	34	23	10	1	—	—	—
Purchase obligations (3)	17,964	7,445	7,667	2,852	—	—	—
Total	$285,136	$80,641	$126,815	$14,063	$36,367	$21,183	$6,067

____________________

(1)	Principal payments on debt shown above include a total of $22.6 million in 2018 and 2019 subject to a Maturity Treatment Agreement, which will be converted to common stock at maturity, subject to there being no default under the terms of the debt.
(2)	Does not include any obligations related to make-whole interest or downround provisions. The fixed interest rates are more fully described in Note 4, " Debt" in Part 1, Item 1 of this Quarterly Report on Form 10-Q and Part II, Item 8 of the 10-K.
(3)	Purchase obligations include noncancelable contractual obligations.

Recently Issued Accounting Standards Not Yet Adopted

See Note 1, “Basis of Presentation and Summary of Significant Accounting Policies” in Part I, Item 1 of this Quarterly Report on Form 10-Q for a discussion of recently issued accounting standards not yet adopted.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The market risk inherent in our market risk sensitive instruments and positions is the potential loss arising from adverse changes in: commodity market prices, foreign currency exchange rates, and interest rates as described below.

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio and our outstanding debt obligations, including embedded derivatives therein. We generally invest our cash in investments with short maturities or with frequent interest reset terms. Accordingly, our interest income fluctuates with short-term market conditions. As of March 31, 2018, our investment portfolio consisted primarily of money market funds and certificates of deposit, both of which are highly liquid. Due to the short-term nature of our investment portfolio, we do not believe that an immediate 10% increase in interest rates would have a material effect on the fair value of our portfolio. Since we believe we have the ability to liquidate our investment portfolio, we expect that our operating results or cash flows would not be materially affected by a sudden change in market interest rates on the portfolio.

As of March 31, 2018, 86% of our outstanding debt is in fixed rate instruments. The remaining 14% of our outstanding debt is comprised of variable-rate loans under our Senior Secured Loan Facility for which the interest rate is based on the U.S. Prime Rate, subject to a rate floor (see Note 4, “Debt” in Part 1, Item 1 of this Quarterly Report on Form 10-Q and in Part II, Item 8 of the 10-K for details). As a result, changes in interest rates could affect interest expense and payments in relation to that component of our debt.

In addition, changes in interest rates may significantly change the fair value of our derivative liabilities.

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

Our permanent investment in Brazil was $17.7 million as of March 31, 2018 ($17.8 million as of December 31, 2017), using the exchange rate at each date. A hypothetical 10% adverse change in Brazilian real exchange rates would have had an adverse impact to Other Comprehensive Loss of $1.8 million as of March 31, 2018 ($1.8 million as of December 31, 2017).

We have also evaluated foreign currency exposure in relation to our other non-U.S. Dollar denominated assets and liabilities and determined that there would be an immaterial effect on our results of operations from 10% exchange rate fluctuations between those currencies and the U.S. Dollar.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the rules of the Securities and Exchange Commission (the SEC), “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the Exchange Act)) are controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in our reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), as appropriate, to allow timely decisions regarding required disclosure.

At March 31, 2018, our management, with the participation of our CEO and CFO, evaluated the effectiveness of our disclosure controls and procedures. Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were not effective as of December 31, 2017. This conclusion was based on the material weakness in our internal control over financial reporting described in Part II, Item 9A “Controls and Procedures” of our Annual Report on Form 10-K for the year ended December 31, 2017 (the 10-K). The material weakness has not been remediated as of March 31, 2018.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the company’s annual or interim consolidated financial statements will not be prevented or detected on a timely basis. If not remediated, the material weakness in our internal control over financial reporting described in the 10-K could result in a material misstatement of our annual or interim consolidated financial statements that would not be prevented or detected on a timely basis.

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended March 31, 2018, we hired experienced personnel with qualifications in accounting leadership and technical accounting to address the material weakness in our internal control over financial reporting described in the 10-K. Otherwise, there were no changes in our internal control over financial reporting during the fiscal quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We are taking further actions to remediate the material weakness in our internal control over financial reporting and will report on those actions in upcoming Quarterly and Annual Reports on Form 10-Q and 10-K, respectively.

Limitations on the Effectiveness of Controls and Procedures

Our management, including our CEO and CFO, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well-designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been detected. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of the effectiveness of controls to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

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

Subsequent to the filing of the securities class action complaint described above, four separate purported shareholder derivative complaints were filed based on substantially the same facts as the securities class action complaint described above (the Derivative Complaints). The Derivative Complaints name Amyris, Inc. as a nominal defendant and name a number of the Company’s current officers and directors as additional defendants. The lawsuits seek to recover, on the Company's behalf, unspecified damages purportedly sustained by the Company in connection with allegedly misleading statements and/or omissions made in connection with the Company’s securities filings. The Derivative Complaints also seek a series of changes to the Company’s corporate governance policies, restitution to the Company from the individual defendants, and an award of attorneys’ fees. Two of the Derivative Complaints were filed in the U.S. District Court for the Northern District of California (together, the Federal Derivative Cases): Bonner v. John Melo, et al., Case No. 4:17-cv-04719, filed August 15, 2017, and Goldstein v. John Melo, et al., Case No. 3:17-cv-04927, filed on August 24, 2017. On September 19, 2017, an order was entered consolidating the Federal Derivative Cases into a single consolidated action, captioned: In re Amyris, Inc., Shareholder Derivative Litigation, Lead Case No. 2:15-cv-04719, and ordering plaintiffs to file a consolidated complaint or designate an operative complaint by November 3, 2017. On November 3, 2017, the plaintiffs in the Federal Derivative Cases filed a Notice of Designation of Operative Complaint designating the complaint filed in the Bonner case as the operative complaint. On December 21, 2017, the defendants filed a motion to dismiss the Federal Derivative Cases. By Order dated March 9, 2018, the Court granted defendants’ motion to dismiss the Federal Derivative Cases, and on March 29, 2018, the plaintiffs filed an amended complaint with the Court. On May 4, 2018, the defendants filed a motion to dismiss the amended complaint. The remaining two Derivative Complaints were filed in the Superior Court for the State of California (the State Derivative Cases): Gutierrez v. John G. Melo, et al., Case. No. BC 665782, filed on June 20, 2017, in the Superior Court for the County of Los Angeles, and Soleimani v. John G. Melo, et al., Case No. RG 17865966, filed on June 29, 2017, in the Superior Court for the County of Alameda. On August 31, 2017, the Gutierrez case was transferred to the Superior Court for the State of California, County of Alameda and assigned case number RG17876383. These state cases are in the initial pleadings stage. We believe the Derivative Complaints lack merit, and intend to defend ourselves vigorously. Given the early stage of these proceedings, it is not yet possible to reliably determine any potential liability that could result from this matter.

ITEM 1A. RISK FACTORS

The risks described in Part I, Item 1A, "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 (the 10-K) could materially and adversely affect our business, financial condition and results of operations, and the trading price of our common stock could decline. These risk factors do not identify all risks that we face; our operations could also be affected by factors that are not presently known to us or that we currently consider to be immaterial to our operations. Due to risks and uncertainties, known and unknown, our past financial results may not be a reliable indicator of future performance, and historical trends should not be used to anticipate results or trends in future periods. The “Risk Factors” section of the 10-K remains current in all material respects.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Description
4.01	Third Amendment, dated March 30, 2018, to 1.5% Senior Convertible Note issued March 21, 2016 (RS-10) by registrant to Total Energies Nouvelles Activités USA
4.02	Seventh Amendment, dated March 30, 2018, to Loan and Security Agreement, dated March 29, 2014, between registrant and Stegodon Corporation, as assignee of Hercules Capital, Inc.
10.01	Amendment Number Two, dated February 9, 2018, to registrant’s 2010 Employee Stock Purchase Plan
31.01	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(c) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.02	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(c) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.01 [a]	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.02 [a]	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

a	This certification shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

AMYRIS, INC.

By:	/s/ John G. Melo
John G. Melo
President and Chief Executive Officer (Principal Executive Officer)
May 17, 2018

By:	/s/ Kathleen Valiasek
Kathleen Valiasek
Chief Financial Officer (Principal Financial Officer)
May 17, 2018