Form 10-K/A
period 2017-12-31
AMYRIS, INC.
filed 2018-06-25
CIK 1365916

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________________________________________________

FORM 10-K/A

Amendment No. 3

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

Number of shares of the registrant’s common stock outstanding as of June 21, 2018: 50,337,831

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Amendment No. 3 on Form 10-K/A (this “Amendment”) amends the Annual Report on Form 10-K of Amyris, Inc. (the “Company”) for the fiscal year ended December 31, 2017, as filed with the Securities and Exchange Commission (the “SEC”) on April 17, 2018 (the “Original Filing Date”) and as previously amended by (i) the Amendment No. 1 on Form 10-K/A filed with the SEC on April 18, 2018 and (ii) the Amendment No. 2 on Form 10-K/A filed with the SEC on April 24, 2018 (as so amended, the “Form 10-K”).

This Amendment is being filed solely to update the content of the Report of Independent Registered Public Accounting Firm of PricewaterhouseCoopers LLP, the Company’s prior independent registered public accounting firm, contained in Part II, Item 8 of the Form 10-K, to reference the fact that the impact of the reverse stock split disclosed in Note 1 to the financial statements as of December 31, 2016 and for the annual periods ended December 31, 2016 and 2015 was audited by PricewaterhouseCoopers LLP.

No other changes have been made to the Form 10-K. Except as expressly set forth herein, this Amendment does not reflect events that may have occurred subsequent to the Original Filing Date or modify or update in any way the disclosures made in the Form 10-K. More current information is contained in the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2018 (the “Form 10-Q”) and other filings with the SEC. This Amendment should be read in conjunction with the Form 10-K, the Form 10-Q and any other documents the Company has filed with the SEC subsequent to April 17, 2018 (the “Other Documents”). The Form 10-Q and the Other Documents contain information regarding events, developments and updates to certain expectations of the Company that have occurred since the filing of the Form 10-K.

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

San Francisco, California

April 17, 2018

Report of Independent Registered Public Accounting Firm – PricewaterhouseCoopers LLP

To the Board of Directors and Stockholders of Amyris, Inc.:

In our opinion, the consolidated balance sheet as of December 31, 2016 and the related consolidated statements of operations, of comprehensive loss, of stockholders’ deficit and mezzanine equity and of cash flows for each of the two years in the period ended December 31, 2016 present fairly, in all material respects, the financial position of Amyris, Inc. and its subsidiaries as of December 31, 2016, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule for each of the two years in the period ended December 31, 2016 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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

/s/ PricewaterhouseCoopers LLP

San Jose, California

April 17, 2017, except for the effects of the reverse stock split discussed in Note 1 to the consolidated financial statements, as to which the date is June 22, 2018

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

PART IV

Item 15. Exhibits, Financial Statement Schedules

(b) Exhibits. The following exhibits are filed with this Amendment:

Exhibit No.	Description
23.02	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm
31.01	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(c) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.02	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(c) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.01 *	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.02 *	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	This certification shall not be deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933 or the Exchange Act.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMYRIS, INC.

By:	/s/ Kathleen Valiasek
Kathleen Valiasek
Chief Financial Officer
June 22, 2018