Form 10-Q
period 2018-06-30
AMYRIS, INC.
filed 2018-08-14
CIK 1365916

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Shares outstanding of the Registrant's common stock:

Class	Outstanding as of August 10, 2018
Common Stock, $0.0001 par value per share	50,368,507

AMYRIS, INC.

PART I

ITEM 1. FINANCIAL STATEMENTS

AMYRIS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except shares and per share amounts)	June 30, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$14,050	$57,059
Restricted cash	1,846	2,994
Short-term investments	130	—
Accounts receivable, net of allowance of $642 as of June 30, 2018 and December 31, 2017	26,814	24,281
Unbilled receivable	12,683	9,340
Inventories	6,632	5,408
Prepaid expenses and other current assets	4,687	5,525
Total current assets	66,842	104,607
Property, plant and equipment, net	15,300	13,892
Unbilled receivable, noncurrent	9,747	7,940
Restricted cash, noncurrent	959	959
Recoverable taxes from Brazilian government entities	1,057	1,445
Other assets	24,747	22,640
Total assets	$118,652	$151,483
Liabilities, Mezzanine Equity and Stockholders' Deficit
Current liabilities:
Accounts payable	$19,206	$15,921
Accrued and other current liabilities	20,101	29,402
Deferred revenue	9,643	4,880
Debt, current portion	59,987	36,924
Related party debt, current portion	49,669	20,019
Total current liabilities	158,606	107,146
Long-term debt, net of current portion	43,642	61,893
Related party debt, net of current portion	18,104	46,541
Derivative liabilities	138,695	119,978
Other noncurrent liabilities	8,581	10,632
Total liabilities	367,628	346,190
Commitments and contingencies (Note 9)
Mezzanine equity:
Contingently redeemable common stock (Note 5)	5,000	5,000
Stockholders’ deficit:
Preferred stock - $0.0001 par value, 5,000,000 shares authorized as of June 30, 2018 and December 31, 2017, and 19,334 and 22,171 shares issued and outstanding as of June 30, 2018 and December 31, 2017, respectively	—	—
Common stock - $0.0001 par value, 250,000,000 shares authorized as of June 30, 2018 and December 31, 2017; 50,340,680 and 45,637,433 shares issued and outstanding as of June 30, 2018 and December 31, 2017, respectively	5	5
Additional paid-in capital	1,086,814	1,048,274
Accumulated other comprehensive loss	(42,818)	(42,156)
Accumulated deficit	(1,298,914)	(1,206,767)
Total Amyris, Inc. stockholders’ deficit	(254,913)	(200,644)
Noncontrolling interest	937	937
Total stockholders' deficit	(253,976)	(199,707)
Total liabilities, mezzanine equity and stockholders' deficit	$118,652	$151,483

See the accompanying notes to the unaudited condensed consolidated financial statements.

AMYRIS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except shares and per share amounts)	2018	2017	2018	2017
Revenue:
Renewable products (includes related party revenue of $144, $0, $295 and $0, respectively)	$6,633	$9,892	$11,828	$17,929
Licenses and royalties (includes related party revenue of $6,887, $0, $18,287 and $0, respectively)	6,887	5,497	18,324	5,752
Grants and collaborations (includes related party revenue of $1,737, $149, $3,127 and $149, respectively)	9,674	10,290	16,040	14,979
Total revenue (includes related party revenue of $8,768, $149, $21,709 and $149, respectively)	23,194	25,679	46,192	38,660
Cost and operating expenses:
Cost of products sold	5,984	17,279	11,299	30,047
Research and development	15,287	14,249	34,100	28,956
Sales, general and administrative	20,189	15,949	38,946	28,799
Total cost and operating expenses	41,460	47,477	84,345	87,802
Loss from operations	(18,266)	(21,798)	(38,153)	(49,142)
Other income (expense):
Interest expense	(8,824)	(9,303)	(17,029)	(21,486)
Gain (loss) from change in fair value of derivative instruments	24,365	35,775	(39,548)	38,114
Gain upon extinguishment of derivative liability	1,857	—	1,857	—
Loss upon extinguishment of debt	(26)	(3,624)	(26)	(3,528)
Other income (expense), net	2,427	(120)	2,936	(440)
Total other income (expense), net	19,799	22,728	(51,810)	12,660
Income (loss) before income taxes	1,533	930	(89,963)	(36,482)
Provision for income taxes	—	(310)	—	(269)
Net income (loss) attributable to Amyris, Inc.	1,533	620	(89,963)	(36,751)
Less deemed dividend on capital distribution to related parties	—	(8,648)		(8,648)
Less deemed dividend related to beneficial conversion feature on Series A preferred stock	—	(562)		(562)
Less cumulative dividends on Series A and B preferred stock	(399)	(1,675)	(794)	(1,675)
Less earnings allocated to participating securities	(67)	—	—	—
Net income (loss) attributable to Amyris, Inc. common stockholders	$1,067	$(10,265)	$(90,757)	$(47,636)

Net income (loss) per share attributable to common stockholders, basic	$0.02	$(0.44)	$(1.71)	$(2.24)
Net loss per share attributable to common stockholders, diluted	$(0.29)	$(0.44)	$(1.71)	$(2.24)

Weighted-average shares of common stock outstanding used in computing net income (loss) per share of common stock, basic	54,932,411	23,155,874	53,076,975	21,226,013
Weighted-average shares of common stock outstanding used in computing net loss per share of common stock, diluted	60,729,736	23,155,874	53,076,975	21,226,013

See the accompanying notes to the unaudited condensed consolidated financial statements.

AMYRIS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except shares and per share amounts)	2018	2017	2018	2017
Comprehensive income (loss):
Net income (loss) attributable to Amyris, Inc.	$1,533	$620	$(89,963)	$(36,751)
Foreign currency translation adjustment, net of tax	(525)	(1,422)	(662)	(1,099)
Total comprehensive income (loss) attributable to Amyris, Inc.	$1,008	$(802)	$(90,625)	$(37,850)

See the accompanying notes to the unaudited condensed consolidated financial statements.

AMYRIS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
(In thousands)	2018	2017
Cash flows from operating activities
Net loss	$(89,963)	$(36,751)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss (gain) from change in fair value of derivative liabilities	39,548	(38,115)
Amortization of debt discount	6,587	7,637
Stock-based compensation	3,178	2,684
Depreciation and amortization	2,944	5,550
Loss (gain) on disposal of property, plant and equipment	942	(161)
Loss on foreign currency exchange rates	271	63
Loss upon extinguishment of debt	26	3,528
Gain on extinguishment of derivative liability	(1,857)	—
Gain on change in fair value of equity investment	(1,717)	—
Receipt of equity in connection with collaboration arrangements revenue	—	(2,660)
Changes in assets and liabilities:
Accounts receivable	(2,027)	(3,509)
Unbilled receivables	(5,150)	—
Inventories	(1,313)	409
Prepaid expenses and other assets	(1,072)	(4,220)
Accounts payable	2,681	(1,739)
Accrued and other liabilities	(10,031)	7,943
Deferred revenue	3,959	(838)
Net cash used in operating activities	(52,994)	(60,179)
Cash flows from investing activities
Purchases of property, plant and equipment	(4,207)	(264)
Increase in short-term investments	(157)	(85)
Net cash used in investing activities	(4,364)	(349)
Cash flows from financing activities
Proceeds from issuance of debt	34,611	12,455
Proceeds from issuance of common stock upon exercise of warrants	14,549	—
Proceeds from issuance of common stock in private placement	1,416	—
Proceeds from exercises of ESPP purchases	270	—
Proceeds from exercises of common stock options	248	69
Principal payments on debt	(37,037)	(24,372)
Principal payments on capital leases	(593)	(764)
Payment of minimum employee taxes withheld upon net share settlement of restricted stock units	(185)	(110)
Proceeds from issuance of convertible preferred stock	—	50,661
Net cash provided by financing activities	13,279	37,939
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(78)	7
Net decrease in cash, cash equivalents and restricted cash	(44,157)	(22,582)
Cash, cash equivalents and restricted cash at beginning of period	61,012	32,433
Cash, cash equivalents and restricted cash at end of the period	$16,855	$9,851

Reconciliation of cash, cash equivalents and restricted cash to the condensed consolidated balance sheets
Cash and cash equivalents	$14,050	$5,078
Restricted cash, current	1,846	3,815
Restricted cash, noncurrent	959	958
Total cash, cash equivalents and restricted cash	$16,855	$9,851

See the accompanying notes to the unaudited condensed consolidated financial statements.

AMYRIS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, Continued

(Unaudited)

	Six Months Ended June 30,
(In thousands)	2018	2017
Supplemental disclosures of cash flow information:
Cash paid for interest	$8,035	$4,526
Supplemental disclosures of non-cash investing and financing activities:
Settlement of derivative liability into equity	$9,536	$—
Accrued interest added to debt principal	$1,894	$1,745
Acquisition of property, plant and equipment under accounts payable, accrued liabilities and notes payable	$744	$1,189
Financing of equipment	$642	$138
Issuance of convertible preferred stock upon conversion of debt	$—	$40,204
Issuance of common stock upon conversion of debt	$—	$28,702
Issuance of common stock for settlement of debt principal and interest payments	$—	$3,233
Financing of insurance premium under notes payable	$—	$191

See the accompanying notes to the unaudited condensed consolidated financial statements.

AMYRIS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation and Summary of Significant Accounting Policies

Amyris, Inc. (Amyris or the Company) is a leading industrial biotechnology company that applies its technology platform to engineer, manufacture and sell high performance, natural, sustainably-sourced products into the Health & Wellness, Clean Beauty, and Flavors & Fragrances markets. The Company's proven technology platform enables the Company to rapidly engineer microbes and use them as catalysts to metabolize renewable, plant-sourced sugars into large volume, high-value ingredients. The Company's biotechnology platform and industrial fermentation process replace existing complex and expensive manufacturing processes. The Company has successfully used its technology to develop and produce six distinct molecules at commercial volumes.

The accompanying unaudited condensed consolidated financial statements of Amyris, Inc. should be read in conjunction with the audited consolidated financial statements and notes thereto included in the 10-K, from which the condensed consolidated balance sheet as of December 31, 2017 is derived. The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP), for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, since they are interim statements, the accompanying condensed consolidated financial statements do not include all of the information and notes required by U.S. GAAP for complete financial statements. The accompanying condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, that are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Interim results are not necessarily indicative of results for a full year.

Liquidity

The Company has incurred significant operating losses since its inception and expects to continue to incur losses and negative cash flows from operations for at least the next 12 months following the issuance of these financial statements. As of June 30, 2018, the Company had negative working capital of $105.9 million, excluding cash and cash equivalents and short-term investments (compared to negative working capital of $59.6 million as of December 31, 2017), and an accumulated deficit of $1.3 billion.

As of June 30, 2018, the Company's debt (including related party debt), net of deferred discount and issuance costs of $25.5 million, totaled $171.4 million, of which $109.7 million is classified as current and $23.2 million is mandatorily convertible into equity and within the control of the Company. The Company's debt service obligations through August 31, 2019 are $114.5 million, including $15.8 million of anticipated cash interest payments. The Company's debt agreements contain various covenants, including certain restrictions on the Company's business that could cause the Company to be at risk of defaults, such as restrictions on additional indebtedness and cross-default clauses. A failure to comply with the covenants and other provisions of the Company’s debt instruments, including any failure to make a payment when required, would generally result in events of default under such instruments, which could permit acceleration of such indebtedness. If such indebtedness is accelerated, it would generally also constitute an event of default under the Company’s other outstanding indebtedness, permitting acceleration of a substantial portion of the Company's outstanding indebtedness.

Cash and cash equivalents of $14.1 million as of June 30, 2018 are not sufficient to fund expected future negative cash flows from operations and cash debt service obligations through one year following the issuance of these financial statements. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that these financial statements are issued. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company's ability to continue as a going concern will depend, in large part, on its ability to extend existing debt maturities by restructuring a majority of its convertible debt, which is uncertain and outside the control of the Company, in addition to the mandatory conversion of certain debt obligations into equity, which conversion is within the control of the Company. Further, the Company's operating plan for the next 12 months from the date of issuance of these financial statements contemplates a significant reduction in its net operating cash outflows as compared to the previous 12 months, resulting from (i) revenue growth from sales of existing and new products with positive gross margins, (ii) significantly increased royalty revenues (previously referred to as value share revenues), (iii) reduced cost of products sold as a percentage of renewable products revenue due to anticipated procurement and production efficiencies, and (iv) cash inflows from grants and collaborations. Finally, during the second half of 2018, the Company plans to obtain project financing for the construction of a new specialty ingredients manufacturing facility in Brazil. If the Company is unable to complete these actions, it expects to be unable to meet its operating cash flow needs and its obligations under its existing debt facilities. This could result in an acceleration of its obligation to repay all amounts outstanding under those facilities, and it may be forced to liquidate its assets or obtain additional equity or debt financing, which may not occur timely or on reasonable terms, if at all.

Significant Accounting Policies

Note 1, "Basis of Presentation and Summary of Significant Accounting Policies", to the audited consolidated financial statements in the 10-K includes a discussion of the significant accounting policies and estimates used in the preparation of the Company’s consolidated financial statements. Except as noted below for the adoption of Accounting Standards Codification (“ASC”) Topic 606 (“ASC 606”), Revenue from Contracts with Customers, and Accounting Standards Update (“ASU”) 2016-01, Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, there have been no material changes to the Company's significant accounting policies and estimates during the three and six months ended June 30, 2018.

Revenue Recognition

The Company recognizes revenue from the sale of renewable products, licenses of and royalties from intellectual property, and grants and collaborative research and development services. Revenue is measured based on the consideration specified in a contract with a customer and recognized when, or as, the Company satisfies a performance obligation by transferring control over a product or service to a customer. The Company generally does not incur costs to obtain new contracts. The costs to fulfill a contract are expensed as incurred.

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

Renewable Product Sales

Revenues from renewable product sales are recognized as a distinct performance obligation on a gross basis as the Company is acting as a principal in these transactions, with the selling price to the customer recorded net of discounts and allowances. Revenues are recognized at a point in time when control has passed to the customer, which typically is upon the renewable products leaving the Company’s facilities with the first transportation carrier. The Company, on occasion, may recognize revenue under a bill and hold arrangement, whereby the customer requests and agrees to purchase product but requests delivery at a later date. Under these arrangements, control transfers to the customer when the product is ready for delivery, which occurs when the product is identified separately as belonging to the customer, the product is ready for shipment to the customer in its current form, and the Company does not have the ability to direct the product to a different customer. It is at this point that we have right to payment, the customer obtains legal title, and the customer has the significant risks and rewards of ownership. The Company’s renewable product sales do not include rights of return. Returns are accepted only if the product does not meet product specifications and such nonconformity is communicated to the Company within a set number of days of delivery. The Company offers a two-year assurance-type warranty to replace squalane products that do not meet Company-established criteria as set forth in the Company’s trade terms. An estimate of the cost to replace the squalane products sold is made based on a historical rate of experience and recognized as a liability and related expense when the renewable product sale is consummated.

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

When the Company’s intellectual property license is not the predominant performance obligation in arrangements with multiple performance obligations, the royalty represents variable consideration and is allocated to the transaction price of the predominant performance obligation which generally is the supply of renewable products to the Company's customers. Revenue is estimated and recognized at a point in time when the renewable products are delivered to the customer. Estimates of the amount of variable consideration to include in the transaction price are made using the expected value method, which is the sum of probability-weighted amounts in a range of possible amounts determined based on the cost to produce the renewable product plus a reasonable margin for the profit share. The Company only includes an amount of variable consideration in the transaction price to the extent it is probable that a significant reversal in the cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. Also, the transaction price is reduced for estimates of customer incentive payments payable by the Company for certain customer contracts.

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

Recent Accounting Pronouncements

(a) Recent Accounting Standards, Pronouncements or Updates Recently Adopted

In the six months ended June 30, 2018, the Company adopted these new accounting standards or updates:

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

The cumulative effect of initially applying ASC 606 resulted in an increase to accumulated deficit at January 1, 2018 of approximately $0.8 million. The increase in accumulated deficit arose primarily from a $0.8 million increase of deferred revenue related to the effects of measuring and allocating the transaction price to the performance obligations under ASC 606 compared to the legacy guidance of ASC 605. The most significant change in accounting policy is the Company now estimates royalty revenues from licenses of the Company’s intellectual property and recognizes estimated royalty revenues at a point in time when the Company sells its renewable products to its customers (if the sales-based royalty exception does not apply) or when the licensee sells its products to its customer (if the sales-based royalty exception does apply). Also, the transaction price for royalty revenues is reduced for variable incentive payments that may be payable by the Company to customers.

The following table presents the amounts by which revenue is affected in the current reporting period by the application of ASC 606 as compared with the legacy guidance that was in effect before the accounting change. No other consolidated statements of operations financial statement line items were impacted by the adoption of ASC 606.

	Three Months Ended June 30, 2018			Six Months Ended June 30, 2018
(In thousands)	As Reported	Adjustments	Amounts Without the Adoption of ASC 606	As Reported	Adjustments	Amounts Without the Adoption of ASC 606
Renewable products	$6,633	$—	$6,633	$11,828	$—	$11,828
Licenses and royalties	6,887	(4,980)	1,907	18,324	(15,747)	2,577
Grants and collaborations	9,674	(2,039)	7,635	16,040	(2,265)	13,775
Total revenue from all customers	$23,194	$(7,019)	$16,175	$46,192	$(18,012)	$28,180

Financial Instruments In January 2016, the Financial Accounting Standards Board (FASB) issued ASU 2016-01, Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, which changes the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. The Company adopted ASU 2016-01 on January 1, 2018 and, as a result, has changed its accounting policy to account for investments in equity securities (other than those accounted for using the equity method of accounting) at fair value with changes in fair value recognized in net income. The Company applied the modified retrospective approach by recognizing a $1.4 million cumulative effect adjustment as an increase to the opening balance of accumulated deficit at January 1, 2018 representing an unrealized loss measured as the difference between the fair value and the cost basis of the Company’s equity investments as of January 1, 2018 previously accounted for using the cost method of accounting.

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

Staff Accounting Bulletin No 118 - Tax Cuts and Jobs Act of 2017 On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the Act) was signed into law, making significant changes to the Internal Revenue Code. Changes include, but are not limited to, a corporate tax rate decrease from 35% to 21%, the transition of U.S. international taxation from a worldwide tax system to a territorial system, and a one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings as of December 31, 2017.

Based on the Company’s current operations it is anticipated that the only significant current impact of the Act for the Company will be the reduction in the U.S. corporate tax rate. The Act reduces the corporate tax rate to 21 percent, effective January 1, 2018. In December 2017, Staff Accounting Bulletin No. 118 (SAB 118) was issued to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed in reasonable detail to complete the accounting for certain income tax effects of the Tax Act. As of June 30, 2018, due to the complexities of the new law, the Company has not yet completed its accounting for all the tax effects of the Tax Act, but has made a reasonable estimate of the effects on the Company's existing deferred tax balances. In all cases, the Company will continue to make and refine its calculations as additional analysis is completed. In addition, the Company's provisional estimate of the effects on its existing deferred tax balances may also be adjusted as the Company gains a more thorough understanding of the tax law during the one-year measurement period allowed under SAB 118. Additionally, the Act created a new requirement that certain income, referred to as "Global Intangible Low-Taxed Income" (GILTI) earned by controlled foreign corporations (CFCs) must be included currently in the gross income of the CFCs’ U.S. shareholder. The Company’s selection of an accounting policy with respect to the new GILTI tax rules will depend, in part, on analyzing its global income to determine whether it expects to have future U.S. inclusions in taxable income related to GILTI and, if so, what the impact is expected to be. As of June 30, 2018, the Company has not made a policy decision regarding whether to record deferred taxes on GILTI.

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

Non-employee Stock-based Compensation In June 2018, the FASB issued ASU 2018-07, Improvements to Nonemployee Share-Based Payment Accounting, which more closely aligns the accounting for employee and nonemployee stock-based compensation. Under the new standard, companies will no longer be required to value non-employee awards differently from employee awards. This accounting standard update will be effective beginning in the first quarter of fiscal 2019 using a modified retrospective approach. The Company anticipates that the new standard will not materially impact the Company's consolidated financial statements.

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

In the statements of cash flows, the prior period has been restated to reflect accounting standards changes for reporting (i) restricted cash, and (ii) debt extinguishment costs, in statements of cash flows.

2. Balance Sheet Details

Accounts Receivable, Net

Accounts receivable, net is comprised of the following:

(In thousands)	June 30, 2018	December 31, 2017
Accounts receivable	$9,567	$18,953
Related party accounts receivable	17,247	5,328
	$26,814	$24,281

Inventories

Inventories are stated at the lower of cost or net realizable value and are comprised of the following:

(In thousands)	June 30, 2018	December 31, 2017
Raw materials	$823	$819
Work-in-process	1,147	364
Finished goods	4,662	4,225
Inventories	$6,632	$5,408

Property, Plant and Equipment, Net

Property, plant and equipment, net is comprised of the following:

(In thousands)	June 30, 2018	December 31, 2017
Machinery and equipment	$46,755	$49,277
Leasehold improvements	40,571	40,036
Computers and software	10,497	9,555
Furniture and office equipment, vehicles and land	3,463	3,415
Construction in progress	18,583	17,438
	119,869	119,721
Less: accumulated depreciation and amortization	(104,569)	(105,829)
Property, plant and equipment, net	$15,300	$13,892

Property, plant and equipment, net includes $4.8 million and $4.2 million of machinery and equipment under capital leases as of June 30, 2018 and December 31, 2017, respectively. Accumulated amortization of assets under capital leases totaled $1.9 million and $1.6 million as of June 30, 2018 and December 31, 2017, respectively.

During the three and six months ended June 30, 2018, the Company capitalized $1.2 million and $1.6 million, respectively, of internal labor costs required to automate, integrate and ready certain laboratory and plant equipment for its intended use.

Depreciation and amortization expense, including amortization of assets under capital leases, was $1.4 million and $2.7 million for the three months ended June 30, 2018 and 2017, respectively, and $2.9 million and $5.6 million for the six months ended June 30, 2018 and 2017, respectively.

Other Assets

Other assets are comprised of the following:

(In thousands)	June 30, 2018	December 31, 2017
Contingent consideration	$8,151	$8,151
Prepaid royalty	7,285	7,409
Deposits	3,662	2,462
Equity investment in SweeGen	3,570	3,233
Goodwill	560	560
Other	1,519	825
Other assets	$24,747	$22,640

Accrued and Other Current Liabilities

Accrued and other current liabilities are comprised of the following:

(In thousands)	June 30, 2018	December 31, 2017
Payroll and related expenses	$7,074	$7,238
Accrued interest	2,325	8,213
SMA relocation accrual	3,417	3,587
Tax-related liabilities	2,305	5,837
Professional services	1,400	1,894
Other	3,580	2,633
Total accrued and other current liabilities	$20,101	$29,402

3. Fair Value Measurement

Assets and Liabilities Measured and Recorded at Fair Value on a Recurring Basis

The following tables summarize assets and liabilities measured at fair value, and the respective fair value by input classification level within the fair value hierarchy:

(In thousands)	June 30, 2018				December 31, 2017
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$—	$—	$—	$—	$53,199	$—	$—	$53,199
Certificates of deposit	130	—	—	130	7,813	—	—	7,813
Equity investment in SweeGen	—	3,570	—	3,570	—	—	—	—
Total assets measured and recorded at fair value	$130	$3,570	$—	$3,700	$61,012	$—	$—	$61,012
Liabilities
Embedded derivatives in connection with the issuance of debt and equity instruments	$—	$—	$6,560	$6,560	$—	$—	$4,203	$4,203
Freestanding derivative instruments in connection with the issuance of equity instruments	—	—	132,135	132,135	—	—	115,775	115,775
Total liabilities measured and recorded at fair value	$—	$—	$138,695	$138,695	$—	$—	$119,978	$119,978

There were no transfers between levels during the periods presented.

Equity Investment in SweeGen

The Company holds 850,115 unregistered shares of SweeGen, Inc. common stock received as payment in connection with a December 2016 revenue agreement between the Company and Phyto Tech Corp. (d/b/a Blue California). At June 30, 2018, the fair value of the shares was $3.6 million, determined based on the over-the-counter market (OTCMKTS) trading price of the SweeGen shares (Level 2). For the three and six months ended June 30, 2018, the Company recorded unrealized gains of $1.4 million and $1.7 million, respectively, for changes in fair value of the shares. The Company adopted ASU 2016-01 on January 1, 2018 and now accounts for its equity investment in SweeGen at fair value, with changes in fair value recognized in net income; see "Recent Accounting Pronouncements" in Note 1, “Basis of Presentation and Summary of Significant Accounting Policies” above. The fair value of the SweeGen shares is included in Other Assets in the condensed consolidated balance sheets.

Derivative Liabilities Recognized in Connection with the Issuance of Debt and Equity Instruments

The following table provides a reconciliation of the beginning and ending balances for the Company's derivative liabilities recognized in connection with the issuance of debt and equity instruments, measured at fair value using significant unobservable inputs (Level 3):

(In thousands)	Equity-related Derivative Liability	Debt-related Derivative Liability	Total Derivative Liability
Balance at December 31, 2017	$112,368	$7,610	$119,978
Loss from change in fair value of derivative liabilities	34,650	6,709	41,359
Derecognition upon extinguishment of derivative liabilities	(22,642)	—	(22,642)
Balance at June 30, 2018	$124,376	$14,319	$138,695

The derivative liabilities recognized in connection with the issuance of equity and debt instruments represent the fair value of the make-whole provisions of the Series A and B Preferred Stock as well as the cash and anti-dilution warrants issued concurrently with the Series A, B and D Preferred Stock (see Note 6, “Stockholders’ Deficit” in Part II, Item 8 of the 10-K), and conversion options, conversion price adjustment features and down round provisions associated with the R&D Note, Temasek Funding Warrant, Tranche Notes, 2014 144A Notes and 2015 144A Notes (see Note 4, “Debt” and Note 6, "Stockholders' Deficit" in Part II, Item 8 of the 10-K).

The market-based assumptions and estimates used in applying a Monte Carlo simulation approach and Black-Scholes-Merton option value approach for valuing the derivative liabilities in connection with debt and equity instruments include amounts in the following ranges and amounts:

	June 30, 2018			June 30, 2017
Risk-free interest rate	1.97%	-	2.85%	1.68%	-	2.40%
Risk-adjusted yields	15.10%	-	25.23%	18.40%	-	28.53%
Stock price volatility	45%	-	75%	45%	-	80%
Probability of change in control	0%	-	5%		5%
Stock price		$6.39			$3.75
Credit spread	12.96%	-	22.98%	16.63%	-	26.70%
Estimated conversion dates	2018	-	2025	2018	-	2025

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

See Note 6, "Stockholders' Deficit", for more information about the derecognition upon extinguishment of derivative liabilities in connection with the April 2018 warrants exercise.

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

(In thousands)	June 30, 2018		December 31, 2017
	Fair Value	Carrying Value	Fair Value	Carrying Value
Total debt	$165,844	$171,402	$156,900	$165,377

4. Debt

Net carrying amounts of debt are as follows:

	June 30, 2018			December 31, 2017
(In thousands)	Principal	Unamortized Debt Discount	Net Balance	Principal	Unamortized Debt Discount	Net Balance
Nonrelated Party
Convertible notes
2015 Rule 144A convertible notes	$37,887	$(4,576)	$33,311	$37,887	$(6,872)	$31,015
2014 Rule 144A convertible notes	24,004	(2,023)	21,981	24,004	(3,170)	20,834
December 2017 convertible note	—	—	—	5,000	(25)	4,975
August 2013 financing convertible notes	4,416	(2,541)	1,875	4,009	(2,918)	1,091
	66,307	(9,140)	57,167	70,900	(12,985)	57,915
Loans payable and credit facilities
GACP term loan facility	36,000	(1,596)	34,404	—	—	—
Senior secured loan facility	—	—	—	28,566	(253)	28,313
Ginkgo notes	12,000	(4,599)	7,401	12,000	(4,983)	7,017
Other loans payable	5,696	(1,234)	4,462	6,463	(1,277)	5,186
Other credit facilities	195	—	195	381	—	381
	53,891	(7,429)	46,462	47,410	(6,513)	40,897
Subtotal nonrelated party	120,198	(16,569)	103,629	118,310	(19,498)	98,812

Related Party
Related party convertible notes
August 2013 financing convertible notes	23,199	432	23,631	21,711	897	22,608
2014 Rule 144A convertible notes	24,705	(2,423)	22,282	24,705	(3,784)	20,921
R&D note	3,700	—	3,700	3,700	(18)	3,682
	51,604	(1,991)	49,613	50,116	(2,905)	47,211
Related party loans payable
DSM note	25,000	(6,896)	18,104	25,000	(8,039)	16,961
Other DSM loan	56	—	56	393	—	393
February 2016 private placement	—	—	—	2,000	—	2,000
	25,056	(6,896)	18,160	27,393	(8,039)	19,354
Subtotal related party	76,660	(8,887)	67,773	77,509	(10,944)	66,565
Total debt	196,858	(25,456)	171,402	195,819	(30,442)	165,377
Less: current portion			(109,656)			(56,943)
Long-term debt, net of current portion			$61,746			$108,434

During the six months ended June 30, 2018, aside from debt payments (including payments-in-kind), the following debt transactions occurred:

•	Senior Secured Loan Facility Repayment: On June 29, 2018, the Company repaid in full the $27.3 million outstanding principal balance owed under the Senior Secured Loan Facility.

19

•

GACP Term Loan Facility: On June 29, 2018, the Company, certain of the Company’s subsidiaries and GACP Finance Co., LLC (GACP) entered into a Loan and Security Agreement (the LSA) to borrow $36.0 million (the GACP Term Loan Facility). The LSA also provides for an incremental secured term loan facility in an aggregate principal amount of up to $35.0 million (the Incremental GACP Term Loan Facility and, together with the GACP Term Loan Facility, the GACP Term Loan Facilities), subject to certain conditions and approvals, to fund the construction of a custom-built manufacturing facility in Brazil. The majority of the net proceeds from the GACP Term Loan Facility were used to repay all amounts outstanding under the Senior Secured Loan Facility between the Company and Stegodon. The remaining net proceeds were used on July 2, 2018 to repay amounts outstanding under the R&D Note at maturity.

Loans under the GACP Term Loan Facilities have a maturity date of July 1, 2021; provided, that if the Company has not (i) met certain financial conditions on or prior to January 7, 2019 or (ii) refinanced the 2015 144A Notes and 2014 144A Notes with indebtedness that has a maturity date which is later than July 1, 2021 or converted such notes into equity prior to January 12, 2019, then the maturity date will be January 12, 2019. The GACP Term Loan Facilities will amortize beginning on July 1, 2019 in quarterly installments equal to 2.5% of the original loan amounts, with the remaining principal balance payable on the maturity date. Loans under the GACP Term Loan Facilities will accrue interest at a rate per annum equal to the sum of (i) the greater of (A) the U.S. prime rate as reported in the Wall Street Journal and (B) 4.0%, plus (ii) 6.25%, payable monthly. The GACP Term Loan Facilities are guaranteed by the subsidiaries of the Company party to the LSA and collateralized by first-priority liens on substantially all the Company’s and such subsidiaries’ assets, including intellectual property, subject to certain exceptions. The LSA includes customary terms, covenants and restrictions, including mandatory prepayments upon the occurrence of certain events, including asset sales, casualty events, incurrence of additional indebtedness and borrowing base deficiencies, subject to certain exceptions and reinvestment rights. The LSA contains three financial covenants: minimum revenue, liquidity and asset coverage ratio.

The Company paid origination fees at closing equal to 4%, or $1.4 million, of the funded amount of the GACP Term Loan Facility and other closing costs totaling $0.2 million, plus an agency fee of $25,000 per quarter during the term of the GACP Term Loan Facilities. The $1.6 million of issuance costs will be amortized using the effective interest method over the expected 3-year loan term.

Future Minimum Payments

Future minimum payments under the Company's debt agreements as of June 30, 2018 are as follows:

Years ending December 31 (In thousands)	Convertible Notes	Loans Payable	Credit Facilities	Related Party Convertible Notes	Related Party Loans Payable	Total
2018 (remaining six months)	$2,580	$3,323	$1,878	$4,503	$1,306	$13,590
2019	69,334	1,627	5,912	25,508	2,500	104,881
2020	—	1,626	7,289	—	2,500	11,415
2021	—	1,627	32,551	—	27,500	61,678
2022	—	13,417	—	—	—	13,417
Thereafter	—	2,528	—	—	—	2,528
Total future minimum payments	71,914	24,148	47,630	30,011	33,806	207,509
Less: amount representing interest	(5,160)	(6,453)	(11,434)	(1,606)	(8,750)	(33,403)
Add: amount mandatorily convertible into common stock upon maturity	—	—	—	24,802	—	24,802
Less: future interest accruals to be converted to principal	(447)	—	—	(1,603)	—	(2,050)
Present value of minimum debt payments	66,307	17,695	36,196	51,604	25,056	196,858
Less: current portion of debt principal	(66,307)	(2,714)	(196)	(51,604)	(56)	(120,877)
Noncurrent portion of debt principal	$—	$14,981	$36,000	$—	$25,000	$75,981

5. Mezzanine Equity

Mezzanine equity is comprised of the following:

(In thousands)	June 30, 2018	December 31, 2017
Contingently redeemable common stock	$5,000	$5,000

Mezzanine equity at June 30, 2018 and December 31, 2017 is comprised of proceeds from shares of common stock sold on May 10, 2016 to the Bill & Melinda Gates Foundation (Gates Foundation). In connection with the stock sale, the Company and the Gates Foundation entered into an agreement under which the Company agreed to expend an aggregate amount not less than the proceeds from the stock sale to develop a yeast strain that produces artemisinic acid and/or amorphadiene at a low cost and to supply such artemisinic acid and amorphadiene to companies qualified to convert artemisinic acid and amorphadiene to artemisinin for inclusion in artemisinin combination therapies used to treat malaria. If the Company defaults in its obligation to use the proceeds from the stock sale as set forth above or defaults under certain other commitments in the agreement, the Gates Foundation will have the right to request that the Company redeem, or facilitate the purchase by a third party, the shares then held by the Gates Foundation at a price per share equal to the greater of (i) the closing price of the Company’s common stock on the trading day prior to the redemption or purchase, as applicable, or (ii) an amount equal to $17.10 plus a compounded annual return of 10%.

6. Stockholders' Deficit

Warrants

In connection with various debt and equity transactions (see Note 4, "Debt" and Note 6, “Stockholders’ Deficit” in Part II, Item 8 of the 10-K), the Company has issued warrants exercisable for shares of common stock. The following table summarizes warrant activity for the six months ended June 30, 2018:

Transaction	Number Outstanding as of December 31, 2017	Additional Warrants Issued	Exercises	Number Outstanding as of June 30, 2018
July 2015 private placement	81,197	—	—	81,197
July 2015 related party debt exchange	2,082,010	—	—	2,082,010
February 2016 related party private placement	171,429	—	—	171,429
May 2017 warrants (Series A and B preferred stock)	18,042,568	—	(3,801,330)	14,241,238
August 2017 DSM offering (Series B preferred stock)	3,968,116	—	—	3,968,116
August 2017 Vivo offering (Series D preferred stock)	5,575,118	—	—	5,575,118
Tranche 1 new cash warrants	—	3,616,174	—	3,616,174
Other	1,406	—	—	1,406
	29,921,844	3,616,174	(3,801,330)	29,736,688

For the six months ended June 30, 2018, net proceeds were $14.5 million from the issuance of common stock upon exercise of 3,801,330 warrants.

Warrants Exercises and New Warrant Issuance

On April 12, 2018, certain holders of the May 2017 Warrants (see Note 6, “Stockholders’ Deficit” in Part II, Item 8 of the 10-K) exercised their May 2017 Cash Warrants to purchase 3,616,174 shares of common stock for net proceeds to the Company of $14.5 million and surrendered their May 2017 Dilution Warrants. Upon exercise of such May 2017 Cash Warrants and surrender of such May 2017 Dilution Warrants, certain derivative liabilities representing certain anti-dilution rights embedded in the May 2017 Warrants were effectively settled. Concurrent with the exercise of the May 2017 Cash Warrants and surrender of such May 2017 Dilution Warrants, the Company issued new warrants to these same holders to purchase 3,616,174 shares of common stock, exercisable at a price of $7.00 per share. The new warrants were fully exercisable upon issuance, with an expiration date of July 12, 2019. The new warrants do not provide the holders with anti-dilution protection. Consequently, the new warrants were treated as additional consideration to the May 2017 Warrant holders in exchange for their anti-dilution rights embedded in the original May 2017 Warrants. The Company used the Black-Scholes-Merton option pricing model to determine the fair value of the new warrants, which resulted in a fair value of $9.4 million. Black-Scholes-Merton input assumptions were as follows: volatility of 90%, risk-free rate of 2.16%, expected term of 1.25 years, expected dividend yield of $0, exercise price of $7.00, and Company stock price on issue date of $6.80. As a result of this exchange transaction, the Company recorded a $1.9 million net gain on the extinguishment of the related derivative liability during the three months ended June 30, 2018. This net gain was comprised of an $11.3 million gain on derecognition of the derivative liability and a $9.4 million loss on issuance of the new warrant.

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

During the three and six months ended June 30, 2018, the Company issued and sold 191,639 and 205,168 shares of common stock under the ATM Sales Agreement, at average prices of $6.91 and $6.90 per share, respectively, resulting in total net proceeds to the Company of $1.4 million. The ATM Sales Agreement expired on April 15, 2018, and as a result, zero remained available for issuance under the ATM Sales Agreement as of June 30, 2018.

7. Variable-interest Entities and Unconsolidated Investments

Consolidated Variable-interest Entity

The table below reflects the carrying value of the Aprinnova JV's (see Note 7, “Variable-interest Entities and Unconsolidated Investments” in Part II, Item 8 of the 10-K) assets and liabilities, for which the Company is the primary beneficiary at June 30, 2018:

(In thousands)	June 30, 2018	December 31, 2017
Assets	$37,133	$36,781
Liabilities	$1,873	$3,187

The Aprinnova JV's creditors have recourse only to the assets of the Aprinnova JV.

During the three and six months ended June 30, 2018 and 2017, there was no activity in noncontrolling interest.

Unconsolidated Investments

The Company's unconsolidated investments are summarized as follows:

		Carrying Value of Investment on Condensed Consolidated Balance Sheets
(Amounts in thousands)	Amyris Equity Ownership %	June 30, 2018	December 31, 2017
Equity-method investments:
Novvi LLC	20%	$—	$—
Total Amyris BioSolutions B.V.	25%	$—	$—
Other unconsolidated equity investment:
SweeGen, Inc.	3%	$3,570	$3,233

8. Net Loss per Share Attributable to Common Stockholders

For the three months ended June 30, 2017 and the six months ended June 30, 2018 and June 30, 2017, basic net loss per share attributable to common stockholders was the same as diluted net loss per share attributable to common stockholders because the inclusion of all potentially dilutive securities outstanding was antidilutive. For the three months ended June 30, 2018, income was allocated to participating Series B and Series D preferred shares, as they participate in profits. As the adjustments to net income due to the presumed conversion of dilutive securities created a net loss position for the three months ended June 30, 2018 on a diluted basis, there was no allocation to participating securities for diluted EPS, as the participating securities do not participate in losses.

The following table presents the calculation of basic and diluted net loss per share attributable to common stockholders:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except shares and per share amounts)	2018	2017	2018	2017
Numerator:
Net income (loss) attributable to Amyris, Inc.	$1,533	$620	$(89,963)	$(36,751)
Less deemed dividend on capital distribution to related parties	—	(8,648)	—	(8,648)
Less deemed dividend related to beneficial conversion feature on Series A preferred stock	—	(562)	—	(562)
Less cumulative dividends on Series A and B preferred stock	(399)	(1,675)	(794)	(1,675)
Less earnings allocated to participating securities	(67)	—	—	—
Net income (loss) attributable to Amyris, Inc. common stockholders, basic	1,067	(10,265)	(90,757)	(47,636)
Earnings allocated to participating securities	67	—	—	—
Gain from change in fair value of dilutive common stock warrants	(13,421)	—	—	—
Interest on dilutive convertible debt	357	—	—	—
Accretion of debt discount	(99)	—	—	—
Gain from change in fair value of derivative instruments	(5,765)	—	—	—
Net loss attributable to Amyris, Inc. common stockholders, diluted	$(17,794)	$(10,265)	$(90,757)	$(47,636)

Denominator:
Weighted-average shares of common stock outstanding used in computing net loss per share of common stock, basic	54,932,411	23,155,874	53,076,975	21,226,013
Basic income (loss) per share	$0.02	$(0.44)	$(1.71)	$(2.24)

Weighted-average shares of common stock outstanding	54,932,411	23,155,874	53,076,975	21,226,013
Effect of dilutive convertible debt	2,709,323	—	—	—
Effect of dilutive common stock warrants	3,088,002	—	—	—
Weighted-average common stock equivalents used in computing net loss per share of common stock, diluted	60,729,736	23,155,874	53,076,975	21,226,013
Diluted loss per share	$(0.29)	$(0.44)	$(1.71)	$(2.24)

The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share of common stock because including them would have been antidilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Period-end stock options to purchase common stock	5,424,330	997,275	5,424,330	997,275
Convertible promissory notes (1)	5,695,615	6,270,734	8,390,819	6,270,734
Period-end common stock warrants	18,177,362	16,871,700	24,341,772	16,871,700
Period-end restricted stock units	5,211,584	666,336	5,211,584	666,336
Period-end preferred stock	4,053,905	-	4,053,905	-
Total potentially dilutive securities excluded from computation of diluted net loss per share	38,562,796	24,806,045	47,422,410	24,806,045

______________

(1)	The potentially dilutive effect of convertible promissory notes was computed based on conversion ratios in effect as of the respective period end dates. A portion of the convertible promissory notes issued carries a provision for a reduction in conversion price under certain circumstances, which could potentially increase the dilutive shares outstanding. Another portion of the convertible promissory notes issued carries a provision for an increase in the conversion rate under certain circumstances, which could also potentially increase the dilutive shares outstanding.

9. Commitments and Contingencies

Commitments

Future minimum payments under the Company's lease obligations as of June 30, 2018 are as follows (in thousands):

Years ending December 31: (In thousands)	Capital Leases	Operating Leases	Total Lease Obligations
2018 (remaining six months)	$424	$4,941	$5,365
2019	451	8,755	9,206
2020	125	7,017	7,142
2021	—	7,241	7,241
2022	—	7,414	7,414
Thereafter	—	3,281	3,281
Total future minimum payments	$1,000	$38,649	$39,649
Less: amount representing interest	(49)
Present value of minimum lease payments	951
Less: current portion	(583)
Long-term portion	$368

Guarantor Arrangements

In November 2010, the Company entered into the FINEP Credit Facility to finance a research and development project on sugarcane-based biodiesel; see Note 4, "Debt" in Part II, Item 8 of the 10-K. The FINEP Credit Facility is guaranteed by a chattel mortgage on certain equipment of the Company. The Company's total acquisition cost for the equipment under this guarantee as of June 30, 2018 and December 31, 2017 was R$6.0 million (US$1.6 million and US$1.8 million, respectively) based on exchange rates at each date.

Contingencies

The Company has levied indirect taxes on sugarcane-based biodiesel sales that took place several years ago by Amyris Brasil Ltda. (see Note 13, “Divestiture” in Part II, Item 8 of the 10-K) to customers in Brazil, based on advice from external legal counsel. In the absence of definitive rulings from the Brazilian tax authorities on the appropriate indirect tax rate to be applied to such product sales, the actual indirect rate to be applied to such sales could differ from the rate the Company levied.

The Company and a number of the Company’s current officers and directors are parties to four separate purported shareholder derivative complaints based on allegedly misleading statements and/or omissions made in connection with the Company’s securities filings (the Derivative Complaints). The Derivative Complaints seek to recover, on the Company's behalf, unspecified damages purportedly sustained by the Company and also seek a series of changes to the Company’s corporate governance policies, restitution to the Company from the individual defendants, and an award of attorneys’ fees. Two of the Derivative Complaints were filed in the U.S. District Court for the Northern District of California (together, the Federal Derivative Cases). On December 21, 2017, the defendants filed a motion to dismiss the Federal Derivative Cases, which was granted on March 9, 2018. On March 29, 2018, the plaintiffs filed an amended complaint, and on May 4, 2018 the defendants filed a motion to dismiss the amended complaint. On July 23, 2018, the court granted defendants’ motion to dismiss the amended complaint with prejudice and entered judgment in favor of the defendants. The remaining two Derivative Complaints were filed in the Superior Court for the State of California and are in the initial pleadings stage. The Company believes the Derivative Complaints lack merit and intends to continue to defend itself vigorously. Given the early stage of these proceedings, it is not yet possible to reliably determine any potential liability that could result from this matter. See Part II, Item 1, “Legal Proceedings” in this Quarterly Report on Form 10-Q for more details.

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

10. Revenue Recognition and Contract Assets and Liabilities

Disaggregation of Revenue

The following table presents revenue by major product and service, as well as by primary geographical market, based on the location of the customer:

	Three Months Ended June 30,
(In thousands)	2018				2017
	Renewable Products	Licenses and Royalties	Grants and Collaborations	Total	Renewable Products	Licenses and Royalties	Grants and Collaborations	Total
United States	$2,339	$—	$4,624	$6,963	$1,902	$2,663	$7,379	$11,944
Europe	2,987	6,887	4,314	14,188	749	202	2,786	3,737
Asia	1,113	—	—	1,113	7,161	2,632	125	9,918
South America	194	—	736	930	80	—	—	80
Other	—	—	—	—	—	—	—	—
	$6,633	$6,887	$9,674	$23,194	$9,892	$5,497	$10,290	$25,679

	Six Months Ended June 30,
(In thousands)	2018				2017
	Renewable Products	Licenses and Royalties	Grants and Collaborations	Total	Renewable Products	Licenses and Royalties	Grants and Collaborations	Total
United States	$4,301	$—	$5,832	$10,133	$2,998	$2,673	$9,369	$15,040
Europe	5,421	18,324	7,815	31,560	3,307	446	5,359	9,112
Asia	1,791	—	1,000	2,791	11,468	2,633	251	14,352
South America	215	—	1,393	1,608	144	—	—	144
Other	100	—	—	100	12	—	—	12
	$11,828	$18,324	$16,040	$46,192	$17,929	$5,752	$14,979	$38,660

Significant Revenue Agreements

In connection with significant revenue agreements (also see Note 10, “Significant Revenue Agreements” in Part II, Item 8 of the 10-K), the Company recognized the following revenues for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,
(In thousands)	2018				2017
	Renewable Products	Licenses and Royalties	Grants and Collaborations	Total	Renewable Products		Licenses and Royalties		Grants and Collaborations		Total
DSM - related party	$—	$6,887	$1,737	$8,624		$—		$—		$149		$149
Givaudan	2,109	—	1,358	3,467		—		—		1,500		1,500
Firmenich	—	—	1,219	1,219		—		202		2,137		2,339
Nenter	—	—	—	—		4,016		2,633		—		6,649
DARPA	—	—	4,191	4,191		—		—		4,671		4,671
Subtotal revenue from significant revenue agreements	2,109	6,887	8,505	17,501		4,016		2,835		8,457		15,308
Revenue from all other customers	4,524	—	1,169	5,693		5,876		2,662		1,833		10,371
Total revenue from all customers	$6,633	$6,887	$9,674	$23,194	$9,892		$5,497		$10,290		$25,679

	Six Months Ended June 30,
(In thousands)	2018				2017
	Renewable Products	Licenses and Royalties	Grants and Collaborations	Total	Renewable Products	Licenses and Royalties	Grants and Collaborations	Total
DSM - related party	$—	$18,287	$3,127	$21,414	$—	$—	$149	$149
Givaudan	3,184	—	2,859	6,043	619	—	3,000	3,619
Firmenich	207	37	2,486	2,730	998	446	3,211	4,655
Nenter	—	—	1,000	1,000	6,324	2,633	—	8,957
DARPA	—	—	5,038	5,038	—	—	5,642	5,642
Subtotal revenue from significant revenue agreements	3,391	18,324	14,510	36,225	7,941	3,079	12,002	23,022
Revenue from all other customers	8,437	—	1,530	9,967	9,988	2,673	2,977	15,638
Total revenue from all customers	$11,828	$18,324	$16,040	$46,192	$17,929	$5,752	$14,979	$38,660

Contract Assets and Liabilities

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

Contract Balances

The following table provides information about unbilled receivables, deferred revenue, and accounts receivable from contracts with customers:

(In thousands)	June 30, 2018		December 31, 2017
Unbilled receivable, current	$12,683		$9,340
Unbilled receivable, noncurrent	$9,747		$7,940
Deferred revenue, current	$9,643		$4,880
Deferred revenue, noncurrent	$383	(1)	$383	(1)
Accounts receivable, net	$26,814		$24,281

(1)     As of June 30, 2018 and December 31, 2017, deferred revenue, noncurrent is presented in Other Noncurrent Liabilities in the consolidated balance sheets because of its insignificance.

Unbilled receivables, current, as of June 30, 2018 relate to satisfied performance obligations that the Company has not invoiced to the customer and, as of December 31, 2017, primarily relate to the Company’s right to consideration from DSM for minimum future royalties which the Company received cash of $9,250,000 during the three months ended June 30, 2018. Unbilled receivables, noncurrent, relate to the Company’s right to consideration from DSM for minimum future royalties. The Company’s right to cash receipt for these minimum royalty amounts occurs on or before December 31, 2019.

Deferred revenue, current increased by $4.8 million at June 30, 2018 resulting from a $0.8 million increase upon adoption of ASC 606 on January 1, 2018 plus the net amount of collaboration and royalty revenues invoiced in excess of amounts recognized as revenue, less $3.3 million of revenue recognized during the six months ended June 30, 2018 that was included in deferred revenue at the beginning of the period.

Remaining Performance Obligations

The following table provides information regarding the estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) based on the Company's existing agreements with customers as of June 30, 2018.

(In thousands)	June 30, 2018
Remaining 2018	$4,032
2019	6,338
2020	6,338
2021 and thereafter	572
Total from all customers	$17,280

In accordance with the disclosure provisions of ASC 606, the table above excludes estimated future revenues for performance obligations that are part of a contract that has an original expected duration of one year or less or a performance obligation with variable consideration that is recognized using the sales-based royalty exception for licenses of intellectual property. Additionally, approximately $12.4 million of estimated future revenue is excluded from the table above, as that amount represents constrained variable consideration.

11. Related Party Transactions

Related Party Debt

See Note 4. Debt, for related party debt balances as of June 30, 2018 and December 31, 2017.

Related Party Accounts Receivable and Unbilled Receivables

Related party accounts receivable and unbilled receivables as of June 30, 2018 and December 31, 2017 were as follows:

(In thousands)	June 30, 2018	December 31, 2017
Accounts receivable, net:
DSM	$15,829	$3,483
Novvi	472	1,607
Total	384	238
	$16,685	$5,328
Unbilled receivable, current:
DSM	$12,683	$9,340
Unbilled receivable, noncurrent:
DSM	$9,747	$7,940

Related Party Joint Ventures

See Note 7, "Variable-interest Entities and Unconsolidated Investments" above and in Part II, Item 8 of the 10-K for information about the Company's:

•	Aprinnova joint venture with Nikko, and
•	TAB joint venture with Total

12. Stock-based Compensation

The Company’s stock option activity and related information for the six months ended June 30, 2018 was as follows:

	Quantity of Stock Options	Weighted- average Exercise Price	Weighted-average Remaining Contractual Life, in Years	Aggregate Intrinsic Value, in Thousands
Outstanding - December 31, 2017	1,338,367	$33.40	7.7	$97
Granted	4,192,476	$5.12
Exercised	(43,055)	$3.68
Forfeited or expired	(63,458)	$29.29
Outstanding - June 30, 2018	5,424,330	$11.83	9.2	$8,541
Vested or expected to vest after June 30, 2018	4,981,859	$12.42	9.2	$7,790
Exercisable at June 30, 2018	949,237	$42.07	6.7	$1,119

The Company’s restricted stock units (RSUs) activity and related information for the six months ended June 30, 2018 was as follows:

	Quantity of Restricted Stock Units	Weighted-average Grant-date Fair Value	Weighted-average Remaining Contractual Life, in Years
Outstanding - December 31, 2017	683,554	$8.62	1.40
Awarded	4,712,787	$5.27
RSUs released	(144,572)	$11.18
RSUs forfeited	(37,879)	$7.01
Outstanding - June 30, 2018	5,213,890	$5.53	2.03
Vested or expected to vest after June 30, 2018	4,927,426	$5.54	2.00

Stock-based compensation expense related to options and RSUs granted to employees and non-employees during the three and six months ended June 30, 2018 and 2017 was allocated to research and development expense and sales, general and administrative expense as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2018	2017	2018	2017
Research and development	$333	$441	$696	$925
Sales, general and administrative	1,567	597	2,482	1,759
Total stock-based compensation expense	$1,900	$1,038	$3,178	$2,684

As of June 30, 2018, there was unrecognized compensation expense of $36.0 million related to stock options and RSUs. The Company expects to recognize this expense over a weighted-average period of 3.7 years.

The fair value of employee stock options was estimated using the following weighted-average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Expected dividend yield	—%	—%	—%	—%
Risk-free interest rate	2.7%	1.8%	2.7%	1.8%
Expected term (in years)	6.86	5.38	6.85	5.38
Expected volatility	79.6%	85.7%	79.7%	85.7%

In May 2018, shareholders approved amendments to the Company's 2010 Equity Incentive Plan (EIP) to (i) increase the number of shares of common stock available for grant and issuance thereunder by 9 million shares and (ii) increase the annual per-participant award limit thereunder to 4 million shares.

Also in May 2018, shareholders approved an amendment to the Company's 2010 Employee Stock Purchase Plan (ESPP) to increase the maximum number of shares of common stock that may be issued over the term of the ESPP by 1 million shares.

In May 2018, the Company granted its chief executive officer performance-based stock options (PSOs) to purchase 3,250,000 shares. PSOs are equity awards with the final number of PSOs that may vest determined based on the Company’s performance against pre-established EBITDA milestones and Amyris stock price milestones. The EBITDA milestones are measured from the grant date through December 31, 2021, and the stock price milestones are measured from the grant date through December 31, 2022. The PSOs vest in four tranches contingent upon the achievement of both the EBITDA milestones and stock price milestones for each respective tranche, and the chief executive officer’s continued employment with the Company. Over the measurement periods, the number of PSOs that may be issued and the related stock-based compensation expense that is recognized is adjusted upward or downward based upon the probability of achieving the EBITDA milestones. Depending on the probability of achieving the EBITDA milestones and stock price milestones and certification of achievement of those milestones for each vesting tranche by the Company’s Board of Directors or Compensation Committee, the PSOs issued could be from zero to 3,250,000 stock options, with an exercise price of $5.08 per share.

Stock-based compensation expense for this award will be recognized using a graded-vesting approach over the service period beginning at the grant date thru December 31, 2022, as the Company’s management has determined that certain EBITDA milestones are probable of achievement as of June 30, 2018, The Company utilized a Monte Carlo simulation model to estimate the grant date fair value of each tranche of the award which totaled $5.1 million. Approximately, $0.1 million of compensation expense was recognized for this award for the three and six months ended June 30, 2018. The assumptions used to estimate the fair value of this award with performance and market vesting conditions were as follows:

Stock Option Award with Performance and Market Vesting Conditions
Fair value of the Company’s common stock on grant date	$5.08
Expected volatility	70%
Risk-free interest rate	2.75%
Dividend yield	0.0%

13. Subsequent Events

R&D Note Repayment

On July 2, 2018, the Company repaid the R&D Note (see Note 4, "Debt" above and Note 4, "Debt" and Note 18, “Subsequent Events” in Part II, Item 8 of the 10-K) in full at maturity. The principal amount was $3.7 million.

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

We believe that industrial biotechnology represents a third industrial revolution, bringing together biology and engineering to generate new, more sustainable materials to meet the growing global demand for bio-based replacements for petroleum-based and traditional animal- or plant-derived ingredients. We continue to build demand for our current portfolio of products through an extensive sales network provided by our collaboration partners that represent the leading companies in the world for our target market sectors. We also have a small group of direct sales and distributors who support our Clean Beauty market. Via our partnership model, our partners invest in the development of each molecule to bring it from the lab to commercial scale and use their extensive sales force to sell our ingredients and formulations to their customers as part of their core business. We capture long-term revenue both through the production and sale of the molecule to our partners and through royalty revenues (previously referred to as value share) from our partners' product sales to their customers.

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

We focused our initial development efforts primarily on the production of Biofene®, our brand of renewable farnesene, a long-chain, branched hydrocarbon molecule that we manufacture through fermentation using engineered microbes. Our farnesene derivatives are sold in more than 1,000 products as nutraceuticals, skincare products, fragrances, solvents, polymers, and lubricant ingredients. The commercialization of farnesene pushed us to create a more cost efficient, faster and accurate development process in the lab and drive manufacturing costs down. This investment has enabled our technology platform to rapidly develop microbial strains and commercialize target molecules. In 2014, we began manufacturing additional molecules for the Flavors & Fragrances industry; in 2015 we began investing to expand our capabilities to other small molecule chemical classes beyond terpenes via our collaboration with the Defense Advanced Research Projects Agency (DARPA), and in 2016 we expanded into proteins.

We have invested over $500 million in infrastructure and technology to create microbes that produce molecules from sugar or other feedstocks at commercial scale. This platform has been used to design, build, optimize, and upscale strains producing seven distinct molecules, leading to more than 15 commercial ingredients used in over 1,000 consumer products. Our time to market for molecules has decreased from seven years to less than a year for our most recent molecule, mainly due to our ability to leverage the technology platform we have built.

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

Several years ago, we made the strategic decision to transition our business model from collaborating and commercializing molecules in low margin commodity markets to higher margin specialty markets. We began the transition by first commercializing and supplying farnesene-derived squalene as a cosmetic ingredient sold to formulators and distributors. We also entered into collaboration and supply agreements for the development and commercialization of molecules within the Flavors & Fragrances and Cosmetic Ingredients markets where we utilize our strain generation technology to develop molecules that meet the customer’s rigorous specifications.

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

In the first half of 2017, management made the decision to monetize the use of one of our lower margin molecules, farnesene, in certain fields of use (e.g., the human and animal health and nutrition field) while retaining any associated royalties. We began discussions with our partners and ultimately made the decision to license farnesene to DSM for use in these fields, which we announced in November 2017. During the discussions with DSM, management also made the decision to sell to DSM our manufacturing facility, Brotas, which we completed on December 28, 2017.

Brotas 1 was built to batch manufacture one commodity product at a time (originally for high-volume production of biofuels, a business the Company has exited), which is an inefficient manufacturing process that is not suited for the high margin specialty markets in which we operate today. We currently manufacture nine specialty products and will be increasing the number of specialty products we manufacture by two to three products a year. The inefficiencies we experienced included having to idle the facility for two weeks at a time to prepare for the next product batch manufacture. These inefficiencies caused our cost of goods sold to be significantly higher. With the sale of Brotas 1, we expect that our gross margins will markedly improve due to the reduction in manufacturing costs caused by these inefficiencies. Additionally, we currently are constructing our new facility in Brazil, which will allow for the manufacture of five products concurrently and over 10 different products annually. Concurrent with the sale of Brotas 1, we contracted with DSM for the use of Brotas 1 to manufacture products for us to fulfill our product supply commitments to our customers until the new production facility is completed in 2019. In addition, in 2019, we plan to resume construction of a production facility in Pradópolis, Brazil that we partially built prior to 2013. This facility will support production of our alternative sweetener products.

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

In the second quarter of 2018, we successfully demonstrated our industrial process at full scale to produce a high-purity, zero calorie, natural sweetener from sugar cane. The molecule we are producing from sugar cane, Reb M, is recognized as the leading natural sweetener but is found in very limited quantities when derived from the Stevia plant and has many impurities from the Stevia plant that leave an unacceptable taste in the mouth of the consumer. The Reb M we produce from sugar cane is more sustainable, lower cost and has a specific technical profile that is advantaged in taste and total process economics for blends and formulations. Initial feedback on our samples has been very positive due to this unique sweetness profile and the lack of the undesired taste impact of Stevia plant sourced and other fermentation and bio transformation Reb products on the market. Our FDA Generally Regarded As Safe (GRAS) filing has been initiated and we will have commercial quantities of product produced at the Brotas facility by the end of the year.

In June 2018, we and our contract manufacturer, Antibióticos de León (“ADL”), executed an amendment to our January 2018 production agreement, thereby providing us additional tank capacity at ADL’s production facility in León, Spain. This amendment was necessary to provide additional, cost-effective manufacturing capability to meet higher than expected product demand from its partners. The amended agreement includes a commitment to running a certain number of batches at ADL’s production facility from the period September 1, 2018 through December 31, 2019 for up to four of our products.

On June 29, 2018, we closed a $36 million term loan with Great American Capital Partners, LLC (GACP), a subsidiary of B. Riley Capital Management, LLC, an SEC Registered Investment Advisor and wholly-owned subsidiary of B. Riley Financial, Inc. The term loan matures on July 1, 2021, subject to certain early maturity conditions. Cash proceeds from the term loan were used to pay off the Company’s senior secured loan facility with Stegodon and the related party R&D Note with Total Raffinage Chimie SA. The term loan also includes an additional $35 million accordion credit facility that provides us with another option for financing construction of a production facility, if necessary. See Note 4. Debt in the Condensed Consolidated Financial Statements included in Part I of this Form 10-Q for more information.

In the second quarter of 2018, we executed an agreement for a significant project consortium in Europe with the Universidade Católica Portuguesa (UCP) Porto Campus and AICEP Portugal Global (AICEP). UCP is a university system, including the leading biotech school in Portugal, and operates 15 research centers. AICEP is an independent public entity of the Government of Portugal, focused in encouraging the best foreign companies to invest in Portugal. In conjunction with this agreement, we opened a subsidiary in Porto, Portugal. The primary purpose of this subsidiary is to conduct a research and development project together with Escola Superior de Biotecnologia o Universidade Católica Portuguese. This subsidiary will be the second R&D center of Amyris and will be responsible for certain areas of research, namely valorization of fermentation residues and wastes and the advancement of the Company's Artificial Intelligence (AI) and Informatics platform.

The overall multi-year project is valued up to approximately $50 million including investment funding and incentives allotted across the parties involved. Amyris believes this is the largest biotechnology grant ever awarded in Portugal and one of the largest ever approved by the AICEP for commercial applications. Amyris has sole responsibility for commercialization and majority ownership of all intellectual property (IP) generated.

Also in the second quarter of 2018, we announced plans to partner with BGI Genomics, one of the world’s largest genomics companies to apply our respective synthetic biology platforms in a new joint venture to discover, develop and commercialize human microbiome-targeting health and nutrition products in Greater China. The joint venture seeks to combine Amyris’ best-in-class science and technology with BGI’s gene sequencing expertise, data and analytics. The goal will be to develop health products for the Greater China market using natural products including traditional Chinese medicinal ingredients produced with sustainable resources and through Amyris’ proprietary clean fermentation capabilities.

Sales and Revenue

We recognize revenue from product sales, license fees and royalties, and grants and collaborations.

We have research and development collaboration arrangements for which we receive payments from our collaborators, which include The Defense Advanced Research Projects Agency (DARPA), affiliates of Koninklijke DSM N.V. (DSM), Firmenich SA (Firmenich), Givaudan International SA (Givaudan), and others. Some of our collaboration arrangements provide for advance payments to us in consideration for grants of exclusivity or research efforts that we will perform, and others require us to achieve milestones prior to receiving payments. In addition, all of our non-government partnerships include commercial terms for the supply of molecules we successfully upscale and produce at commercial volumes, and we expect such partnerships will contribute revenues from product sales and royalties (previously referred to as value share) if and when such molecules are commercialized. See Note 10, “Revenue Recognition” in Part I, Item 1 of this Quarterly Report on Form 10-Q, and Note 10, “Significant Revenue Agreements” in Part II, Item 8 of the 10-K for more details.

We are continuing to identify new opportunities to apply our technology and deliver sustainable access to key molecules. As a result, we have a pipeline that is expected to commercialize two to three new molecules each year over the coming years with a sweetener, and a flavor and a fragrance molecule expected to be commercialized in 2018. We are currently finalizing the commercial terms for the molecules we expect to commercialize in 2018, including our Reb-M product that is a superior sweetener and sugar replacement for food and beverages. We currently manufacture nine specialty products and will be increasing the number of specialty products we manufacture by two to three products a year.

As part of the DSM acquisition of our farnesene-for-Vitamin-E business, we will receive a royalty payment on all Nenter sales of Vitamin E utilizing farnesene produced and sold by DSM from our technology. DSM will pay us minimum royalties totaling $33 million for 2018, 2019 and 2020, the first three years of the agreement. These minimum royalty payments are creditable against future royalties due should the total royalties from Nenter not meet or exceed the minimum.

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

Our most critical accounting estimates include:

•	recognition of revenue involving arrangements with multiple revenue-generating activities; and
•	the valuation of financial instruments including embedded derivatives and freestanding financial instruments such as warrants, which impact gains or losses on derivatives, the carrying value of debt, preferred stock, interest expense and deemed dividends.

For more information about our critical accounting estimates and policies, see Note 1, "Basis of Presentation and Summary of Significant Accounting Policies" in Part I, Item 1 of this Quarterly Report on Form 10-Q and Part II, Item 8 of the 10-K.

Results of Operations

On August 6, 2018, we filed a Current Report on Form 8-K, Items 2.02 and 9.01, and a press release related to our unaudited preliminary financial results for the three and six months ended June 30, 2018.  In that Form 8-K, we disclosed total revenue of $24.8 million and $47.8 million for the three and six months ended June 30, 2018, respectively, and deferred revenue of $7.9 million as of June 30, 2018.  In the unaudited Condensed Consolidated Financial Statements presented in Part I, Item 1 of this Form 10-Q, we disclose total revenue of $23.2 million and $46.2 million for the three and six months ended June 30, 2018, respectively, and deferred revenue of $9.6 million as of June 30, 2018. We anticipate the increase in deferred revenue will be recognized in revenue over the next three quarters.

Revenue

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2018	2017	2018	2017
Revenue
Renewable products	$6,633	$9,892	$11,828	$17,929
Licenses and royalties	6,887	5,497	18,324	5,752
Grants and collaborations	9,674	10,290	16,040	14,979
Total revenue	$23,194	$25,679	$46,192	$38,660

Three Months Ended June 30, 2018 and 2017

Total revenue decreased by 10% to $23.2 million for the three months ended June 30, 2018, compared to the same period in 2017. The decrease was primarily due to a $3.3 million decrease in renewable products revenue due to discontinuing low margin product sales, partly offset by an increase in revenue from licenses and royalties. A $1.4 million increase in licenses and royalties revenue was due to royalty revenue from DSM, and a $0.6 million decrease in collaborations revenue was primarily due to Biogen.

Renewable products revenue decreased by 33% to $6.6 million for the three months ended June 30, 2018, compared to the same period in 2017. The decrease was attributable to the assignment of certain farnesene supply agreements to DSM and discontinuing low margin product sales, partly offset by increases in sales of our Biossance and Neossance products.

Licenses and royalties revenue increased by 25% to $6.9 million for the three months ended June 30, 2018, compared to the same period in 2017, due to royalty revenues from DSM.

Grants and collaborations revenue decreased by 6% to $9.7 million for the three months ended June 30, 2018, compared to the same period in 2017, primarily due to no collaboration revenue from Biogen.

Six Months Ended June 30, 2018 and 2017

Total revenue increased by 19% to $46.2 million for the six months ended June 30, 2018, compared to the same period in 2017, primarily due to a $12.6 million increase in licenses and royalties revenue due to royalty revenue from DSM, and a $1.1 million increase in collaborations revenue, primarily from DSM.

Renewable products revenue decreased by 34% to $11.8 million for the six months ended June 30, 2018, compared to the same period in 2017. The decline was attributable to the assignment of certain farnesene supply agreements to DSM and discontinuing low margin product sales, partially offset by increases in sales of our Biossance and Neossance products.

Licenses and royalties revenue increased by 219% to $18.3 million for the six months ended June 30, 2018, compared to the same period in 2017, due to royalty revenues from DSM.

Grants and collaborations revenue increased by 7% to $16.0 million for the six months ended June 30, 2018, compared to the same period in 2017, primarily due to increases in collaboration revenues from DSM, partially offset by decreases from DARPA and Biogen.

Costs and Operating Expenses

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2018	2017	2018	2017
Cost and operating expenses
Cost of products sold	$5,984	$17,279	$11,299	$30,047
Research and development	15,287	14,249	34,100	28,956
Sales, general and administrative	20,189	15,949	38,946	28,799
Total cost and operating expenses	$41,460	$47,477	84,345	$87,802

Cost of Products Sold

Cost of products sold includes the costs of raw materials, labor and overhead, amounts paid to contract manufacturers, inventory write-downs resulting from applying lower of cost or net realizable value inventory adjustments, and costs related to production scale-up. Because of our product mix, our overall cost of products sold does not necessarily increase or decrease proportionately with changes in our renewable product revenues.

Three Months Ended June 30, 2018 and 2017

Cost of products sold decreased by 65% to $6.0 million for the three months ended June 30, 2018, compared to the same period in 2017, primarily due to the (i) December 2017 sale of our Brotas production facility to DSM, which substantially reduced our fixed production costs, (ii) the assignment of certain farnesene supply agreements to DSM with a resulting 33% decrease in renewable products revenue, and (iii) our discontinuing manufacturing of low-margin products.

Six Months Ended June 30, 2018 and 2017

Cost of products sold decreased by 62% to $11.3 million for the six months ended June 30, 2018, compared to the same period in 2017, primarily due to (i) December 2017 sale of our Brotas production facility to DSM, which substantially reduced our fixed production costs, (ii) the assignment of certain farnesene supply agreements to DSM with a resulting 34% decrease in renewable products revenue, and (iii) our discontinuing manufacturing of low-margin products.

Research and Development Expenses

Three Months Ended June 30, 2018 and 2017

Research and development expenses increased by 7% to $15.3 million for the three months ended June 30, 2018, compared to the same period in 2017, due to increases in headcount to support new product development and one-time costs related to product development. During the three months ended June 30, 2018, we capitalized $1.2 million of internal labor costs required to automate, integrate and ready certain laboratory and plant equipment for its intended use.

Six Months Ended June 30, 2018 and 2017

Research and development expenses increased by 18% to $34.1 million for the six months ended June 30, 2018, compared to the same period in 2017, due to increases in headcount to support new product development and one-time costs related to product development. During the six months ended June 30, 2018, we capitalized $1.6 million of internal labor costs required to automate, integrate and ready certain laboratory and plant equipment for its intended use.

Sales, General and Administrative Expenses

Three Months Ended June 30, 2018 and 2017

Sales, general and administrative expenses increased by 27% to $20.2 million for the three months ended June 30, 2018, compared to the same period in 2017, primarily due to increases in headcount to support our growth and expansion, and professional services costs.

Six Months Ended June 30, 2018 and 2017

Sales, general and administrative expenses increased by 35% to $38.9 million for the six months ended June 30, 2018, compared to the same period in 2017, primarily due to increases in headcount to support our growth and expansion, and professional services costs.

Other (Expense) Income, Net

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2018	2017	2018	2017
Other income (expense)
Interest expense	$(8,824)	$(9,303)	$(17,029)	$(21,486)
Gain (loss) from change in fair value of derivative instruments	24,365	35,775	(39,548)	38,114
Gain upon extinguishment of derivative liability	1,857	—	1,857	—
Loss upon extinguishment of debt	(26)	(3,624)	(26)	(3,528)
Other income (expense), net	2,427	(120)	2,936	(440)
Total other income (expense), net	$19,799	$22,728	$(51,810)	$12,660

Three Months Ended June 30, 2018 and 2017

Total other income, net was $19.8 million for the three months ended June 30, 2018, compared to total other income, net of $22.7 million for the same period in 2017. The $2.9 million decrease was primarily due to an $11.4 million decrease in gain on change in fair value of derivative instruments, offset by the decrease in debt extinguishment loss and by increases in gain upon extinguishment of derivative liability associated with certain May 2017 warrant exercises and new warrant issuances that occurred in the second quarter 2018. Also offsetting the decrease was a mark-to-market gain of $1.4 million related to our equity investment in SweeGen, which in 2017 was carried at cost, and a foreign currency gain of $0.9 million. These gains are reflected in the Other income (expense), net line in the table above.

Six Months Ended June 30, 2018 and 2017

Total other expense, net was $51.8 million for the six months ended June 30, 2018, compared to total other income, net of $12.7 million for the same period in 2017. The $64.5 million change was primarily due to a $39.5 million loss on change in fair value of derivative instruments in 2018, compared to a $38.1 million gain on change in fair value of derivative instruments in 2017. The loss from change in fair value of derivative instruments for the six months ended June 30, 2018 was the result of a significant increase in derivative instruments issued subsequent to March 31, 2017, and a 70% increase in our stock price during the six months ended June 30, 2018. This increase in loss was offset by decreases in interest expense due to a decrease in average debt balances and loss upon debt extinguishment, the gain upon extinguishment of derivative liability due to the warrant exchange that occurred in Q2 2018, a mark-to-market gain of $1.7 million related to our equity investment in SweeGen, which in 2017 was carried at cost, and a foreign currency gain of $1.1 million.

Provision for Income Taxes

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2018	2017	2018	2017
Provision for income taxes	$—	$310	$—	$269

Three Months Ended June 30, 2018 and 2017

For the three months ended June 30, 2018, we recorded a provision for income taxes of $0, and for the three months ended June 30, 2017, we recorded a provision for income taxes of $0.3 million. The provision for the three months ended June 30, 2017 consisted of an accrual of Brazilian withholding tax on intercompany interest, offset by an income tax benefit in continuing operations related to foreign exchange movement in other comprehensive income. Other than the above-mentioned amounts, no additional provision for income taxes has been made, net of the valuation allowance, due to cumulative losses since the commencement of operations.

Six Months Ended June 30, 2018 and 2017

For the six months ended June 30, 2018, we recorded a provision for income taxes of $0, and for the six months ended June 30, 2017, we recorded a provision for income taxes of $0.3 million. The provision for the six months ended June 30, 2017 consisted of an accrual of Brazilian withholding tax on intercompany interest, offset by an income tax benefit in continuing operations related to foreign exchange movement in other comprehensive income. Other than the above-mentioned amounts, no additional provision for income taxes has been made, net of the valuation allowance, due to cumulative losses since the commencement of operations.

Liquidity and Capital Resources

(In thousands)	June 30, 2018	December 31, 2017
Working capital deficit, excluding cash and cash equivalents and short-term investments	$(105,944)	$(59,598)
Cash and cash equivalents	$14,050	$57,059
Debt and capital lease obligations	$172,353	$166,318
Accumulated deficit	$(1,298,914)	$(1,206,767)

	Six Months Ended June 30,
(In thousands)	2018	2017
Net cash provided by (used in):
Operating activities	$(52,994)	$(60,179)
Investing activities	$(4,364)	$(349)
Financing activities	$13,279	$37,939

Liquidity. We have incurred significant operating losses since our inception, and we expect to continue to incur losses and negative cash flows from operations through at least the next 12 months following issuance of the financial statements. As of June 30, 2018, we had negative working capital, excluding cash and cash equivalents and short-term investments, of $105.9 million, (compared to negative working capital (excluding cash) of $59.6 million as of December 31, 2017), an accumulated deficit of $1.3 billion, and cash and cash equivalents of $14.1 million (compared to $57.1 million as of December 31, 2017).

As of June 30, 2018, our debt (including related party debt), net of deferred discount and issuance costs of $25.5 million, totaled $171.4 million, of which $109.7 million is classified as current and $23.2 million is mandatorily convertible into equity and within our control. Our debt service obligations through August 31, 2019 are $114.5 million (excluding $23.2 million of principal that will be mandatorily converted into common stock upon maturity), including $15.8 million of anticipated cash interest payments. Our debt agreements contain various covenants, including certain restrictions on our business that could cause us to be at risk of defaults, such as restrictions on additional indebtedness and cross-default clauses. A failure to comply with the covenants and other provisions of our debt instruments, including any failure to make a payment when required, would generally result in events of default under such instruments, which could permit acceleration of such indebtedness. If such indebtedness is accelerated, it would generally also constitute an event of default under our other outstanding indebtedness, permitting acceleration of a substantial portion of our outstanding indebtedness.

Our consolidated financial statements as of and for the three months ended June 30, 2018 have been prepared on the basis that we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. Due to the factors described above, there is substantial doubt about our ability to continue as a going concern within one year after the date that these financial statements are issued. Our ability to continue as a going concern will depend, in large part, on our ability to begin achieving positive cash flows from operations within the next 12 months, to extend existing debt maturities, which is uncertain, and to complete the mandatory conversion of certain debt obligations into equity, which conversion is within the control of the Company. The financial statements do not include any adjustments that might result from the outcome of this uncertainty, which could have a material adverse effect on our financial condition. In addition, if we are unable to continue as a going concern, we may be unable to meet our obligations under our existing debt facilities, which could result in an acceleration of our obligation to repay all amounts outstanding under those facilities, and we may be forced to liquidate our assets. In such a scenario, the values we receive for our assets in liquidation or dissolution could be significantly lower than the values reflected in our financial statements.

Our operating plan for the next 12 months contemplates a significant reduction in our net cash outflows, resulting from (i) revenue growth from sales of existing and new products with positive gross margins, (ii) significantly increased royalty revenues (previously referred to as value share revenues), (iii) reduced production costs as a result of anticipated efficiencies, and (iv) cash inflows from grants and collaborations. In addition, during the second half of 2018, we plan to obtain project financing for the construction of a new specialty ingredients manufacturing facility in Brazil.

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

Cash Flows during the Six Months Ended June 30, 2018 and 2017

Cash Flows from Operating Activities

Our primary uses of cash from operating activities are costs related to the production and sale of our products and personnel-related expenditures, offset by cash received from renewable product sales, licenses and royalties, and grants and collaborations.

For the six months ended June 30, 2018, net cash used in operating activities was $53.0 million, consisting primarily of our $90.0 million net loss, partially offset by $49.9 million of non-cash adjustments that were primarily comprised of a $39.5 million loss on change in fair value of derivative instruments, $6.6 million of debt discount amortization, $3.2 million of stock-based compensation and $2.9 million of depreciation and amortization on property, plant and equipment. Additionally, there was a $13.0 million decrease in working capital.

For the six months ended June 30, 2017, net cash used in operating activities was $60.2 million consisting primarily of our $36.8 million net loss and a $2.0 million increase in working capital, partly offset by non-cash adjustments primarily comprised of a $38.1 million non-cash gain from the change in fair value of derivative instruments, $7.6 million of debt discount amortization and $5.6 million of depreciation and amortization on property, plant and equipment, and a $3.5 million loss on debt extinguishment.

Cash Flows from Investing Activities

Our investing activities consist primarily of capital expenditures and changes in short-term investments.

For the six months ended June 30, 2018, net cash used in investing activities was $4.4 million, primarily comprised of purchases of property, plant and equipment, which included $1.6 million of capitalized internal labor costs required to automate, integrate and ready certain laboratory and plant equipment for its intended use.

For the six months ended June 30, 2017, net cash used in investing activities was $0.3 million, primarily comprised of $0.3 million of purchases of property, plant and equipment.

Cash Flows from Financing Activities

For the six months ended June 30, 2018, net cash provided by financing activities was $13.3 million, primarily due to $34.6 million of net proceeds from debt issuance and $14.5 million of net proceeds from issuance of common stock upon the exercise of warrants, partly offset by $37.0 million of debt principal payments.

For the six months ended June 30, 2017, net cash provided by financing activities was $37.9 million, primarily due to $50.7 million of net proceeds from issuance of convertible preferred stock and $12.5 million of net proceeds from debt issuance, partly offset by $24.4 million of debt principal payments.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any material off-balance sheet arrangements, as defined under the rules of the Securities and Exchange Commission, such as relationships with unconsolidated entities or financial partnerships, which are often referred to as structured finance or special purpose entities, established for the purpose of facilitating financing transactions that are not required to be reflected on our condensed consolidated financial statements.

Contractual Obligations

The following is a summary of our contractual obligations as of June 30, 2018:

Year Ended December 31, (In thousands)	Total	2018	2019	2020	2021	2022	Thereafter
Principal payments on debt (1)	$174,106	$6,492	$93,545	$3,830	$55,843	$12,255	$2,141
Interest payments on debt (2)	33,402	7,098	11,336	7,584	5,835	1,162	387
Operating leases	38,649	4,941	8,755	7,017	7,241	7,414	3,281
Principal payments on capital leases	951	400	429	122	—	—	—
Interest payments on capital leases	49	25	22	2	—	—	—
Purchase obligations (3)	7,035	1,592	2,800	2,643	—	—	—
Total	$254,192	$20,548	$116,887	$21,198	$68,919	$20,831	$5,809

____________________

(1)	Principal payments on debt shown above include a total of $23.2 million in 2018 and 2019 subject to a Maturity Treatment Agreement, which will be converted to common stock at maturity, subject to there being no default under the terms of the debt.
(2)	Does not include any obligations related to make-whole interest or down-round provisions. The fixed interest rates are more fully described in Note 4, "Debt" in Part 1, Item 1 of this Quarterly Report on Form 10-Q and Part II, Item 8 of the 10-K.
(3)	Purchase obligations include noncancelable contractual obligations.

Recently Issued Accounting Standards Not Yet Adopted

See Note 1, “Basis of Presentation and Summary of Significant Accounting Policies” in Part I, Item 1 of this Quarterly Report on Form 10-Q for a discussion of recently issued accounting standards not yet adopted.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The market risk inherent in our market risk sensitive instruments and positions is the potential loss arising from adverse changes in: commodity market prices, foreign currency exchange rates and interest rates as described below.

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio and our outstanding debt obligations, including embedded derivatives therein. We generally invest our cash in investments with short maturities or with frequent interest reset terms. Accordingly, our interest income fluctuates with short-term market conditions. As of June 30, 2018, our investment portfolio consisted of certificates of deposit, which are highly liquid. Due to the short-term nature of our investment portfolio, we do not believe that an immediate 10% increase in interest rates would have a material effect on the fair value of our portfolio. Since we believe we have the ability to liquidate our investment portfolio, we expect that our operating results or cash flows would not be materially affected by a sudden change in market interest rates on the portfolio.

As of June 30, 2018, 82% of our outstanding debt is in fixed rate instruments. The remaining 18% of our outstanding debt is comprised of variable-rate loans under the GACP secured term loan facility, for which the interest rate is based on the U.S. prime rate, subject to a rate floor (see Note 4, “Debt” in Part 1, Item 1 of this Quarterly Report on Form 10-Q for details). As a result, changes in interest rates could affect interest expense and payments in relation to that component of our debt.

In addition, changes in interest rates may significantly change the fair value of our derivative liabilities (see Note 3, "Fair Value Measurement" in Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q).

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

Our permanent investment in Brazil was $24.7 million as of June 30, 2018 ($17.8 million as of December 31, 2017), using the exchange rate at each date. A hypothetical 10% adverse change in Brazilian real exchange rates would have had an adverse impact to Other Comprehensive Loss of $2.5 million as of June 30, 2018 ($1.8 million as of December 31, 2017).

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

At June 30, 2018, our management, with the participation of our CEO and CFO, evaluated the effectiveness of our disclosure controls and procedures. Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were not effective as of June 30, 2018. This conclusion was based on the material weakness in our internal control over financial reporting described in Part II, Item 9A “Controls and Procedures” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 (the 10-K). The material weakness has not been remediated as of June 30, 2018.

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

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended June 30, 2018, we completed our assessment and analysis of key control deficiencies and began to implement additional review controls over routine transactions and more robust review procedures over our more complex and non-routine transactions. We continue to address and supplement our resource needs with qualified personnel possessing the appropriate level of technical accounting expertise and we continue to make progress in addressing the material weakness in our internal control over financial reporting described in the 10-K. Otherwise, there were no changes in our internal control over financial reporting during the fiscal quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We are taking further actions to remediate the material weakness in our internal control over financial reporting and will report on those actions in upcoming Quarterly and Annual Reports on Form 10-Q and 10-K, respectively.

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

PART II

ITEM 1. LEGAL PROCEEDINGS

On April 20, 2017, a securities class action complaint (the Securities Class Action Complaint) was filed against the Company and its CEO, John G. Melo, and CFO, Kathleen Valiasek, in the U.S. District Court for the Northern District of California (Case No. 3:17-cv-02210-WHO). The Securities Class Action Complaint sought unspecified damages on behalf of a purported class that would comprise all individuals who acquired the Company’s common stock between March 2, 2017 and April 17, 2017. The Securities Class Action Complaint alleged securities law violations based on statements made by the Company in its earnings press release issued on March 2, 2017 and Form 12b-25 filed with the Securities and Exchange Commission on April 3, 2017. On September 21, 2017, an order of dismissal was entered on the plaintiff’s notice of voluntary dismissal without prejudice.

Subsequent to the filing of the Securities Class Action Complaint, four separate purported shareholder “derivative” complaints were filed based on substantially the same facts as the Securities Class Action Complaint (the Derivative Complaints). The Derivative Complaints named Amyris, Inc. as a nominal defendant and named a number of the Company’s then-current officers and directors as additional defendants. . The lawsuits seek to recover, on the Company's behalf, unspecified damages purportedly sustained by the Company in connection with allegedly misleading statements and/or omissions made in connection with the Company’s securities filings. The Derivative Complaints also seek a series of changes to the Company’s corporate governance policies, restitution to the Company from the individual defendants, and an award of attorneys’ fees.  Two of the Derivative Complaints were filed in the U.S. District Court for the Northern District of California (together, the Federal Derivative Cases): Bonner v. John Melo, et al., Case No. 4:17-cv-04719, filed August 15, 2017, and Goldstein v. John Melo, et al., Case No. 3:17-cv-04927, filed on August 24, 2017. On September 19, 2017, an order was entered consolidating the Federal Derivative Cases into a single consolidated action, captioned: In re Amyris, Inc., Shareholder Derivative Litigation, Lead Case No. 2:15-cv-04719, and ordering the plaintiffs to file a consolidated complaint or designate an operative complaint by November 3, 2017. On November 3, 2017, the plaintiffs in the Federal Derivative Cases filed a Notice of Designation of Operative Complaint, designating the complaint filed in the Bonner case as the operative complaint. On December 21, 2017, the defendants filed a motion to dismiss the Federal Derivative Cases; and on March 9, 2018, the Court granted defendants’ motion to dismiss. On March 29, 2018, the plaintiffs filed an Amended Complaint with the Court. On May 4, 2018, the defendants filed a motion to dismiss the Amended Complaint; and on July 23, 2018, the Court granted defendants’ motion to dismiss the amended complaint with prejudice and entered judgment in favor of the defendants. The remaining two Derivative Complaints were filed in the Superior Court for the State of California (together, the State Derivative Cases): Gutierrez v. John G. Melo, et al., Case. No. BC 665782, filed on June 20, 2017, in the Superior Court for the County of Los Angeles, and Soleimani v. John G. Melo, et al., Case No. RG 17865966, filed on June 29, 2017, in the Superior Court for the County of Alameda. On August 31, 2017, the Gutierrez case was transferred to the Superior Court for the State of California, County of Alameda and assigned a case number, RG17876383. The State Derivative Cases are in the initial pleadings stage. We believe the claims lack merit and intend to continue to defend ourselves vigorously. Given the nature of these proceedings, it is not yet possible to reliably determine any potential liability that could result from this matter.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On April 12, 2018, we issued warrants to purchase an aggregate of 3,616,174 shares of our common stock (the April 2018 Warrants), exercisable at a price of $7.00 per share and for a term of fifteen months, to certain holders of the May 2017 Warrants (see Note 6, “Stockholders’ Deficit” in Part II, Item 8 of the 10-K), in exchange for such holders exercising for cash their May 2017 Cash Warrants, representing an aggregate of 3,616,174 shares issued and gross proceeds to the Company of $15.9 million, and surrendering their May 2017 Dilution Warrants, which were not currently exercisable for any shares, for cancellation, pursuant to warrant exercise agreements (the Warrant Exercise Agreements) entered into with such holders. The April 2018 Warrants do not contain any non-standard anti-dilution protection and only permit “cashless” exercise after six months, and only to the extent that there is no effective registration statement covering the shares issuable upon exercise.. In addition, in connection with the Warrant Exercise Agreements, the Company and the holders entered into separate letter agreements (the Leak-Out Agreements), pursuant to which each holder agreed, subject to certain exceptions, not to dispose of shares of our common stock on any trading day in an amount greater than such holder’s pro rata share of 30% of the daily average composite trading volume of our common stock for such trading day for a period of thirty trading days.

Oppenheimer & Co. Inc. acted as placement agent in connection with the issuance of the April 2018 Warrants. The April 2018 Warrants were issued in private placements pursuant to the exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended (the Securities Act), and Regulation D promulgated under the Securities Act. The investors acquired the April 2018 Warrants for investment purposes only and without intent to resell, were able to fend for themselves in these transactions, and are accredited investors as defined in Rule 501 of Regulation D promulgated under Section 3(b) of the Securities Act. These holders had adequate access, through their relationships with us, to information about us.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 6. EXHIBITS

Exhibit No.	Description

4.01	Eighth Amendment, dated May 30, 2018, to Loan and Security Agreement, dated March 29, 2014, between registrant and Stegodon Corporation, as assignee of Hercules Capital, Inc.
4.02	Fourth Amendment, dated May 31, 2018, to 12% Senior Convertible Note issued March 21, 2016 (RS-10) by registrant to Total Energies Nouvelles Activités USA
4.03	Form of April 2018 Warrant
10.01	Form of Warrant Exercise Agreement
10.02	Form of Leak-Out Agreement
10.03	2010 Equity Incentive Plan, as amended, and forms of award agreements thereunder
10.04	2010 Employee Stock Purchase Plan, as amended, and form of subscription agreement thereunder
10.05	Performance Stock Option Award Agreement, dated May 29, 2018, between the registrant and John Melo
10.06	Amendment #1, dated May 30, 2018, to Executive Severance Plan Participation Agreement, dated December 18, 2013, between the registrant and John Melo
10.07	Loan and Security Agreement, dated June 29, 2018, by and among the registrant, certain subsidiaries of the registrant and GACP Finance Co., LLC
31.01	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(c) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.02	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(c) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.01 *	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.02 *	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101. INS	XBRL Instance Document
101. SCH	XBRL Taxonomy Extension Schema Document
101. CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101. DEF	XBRL Taxonomy Extension Definition Linkbase Document
101. LAB	XBRL Taxonomy Extension Label Linkbase Document
101. PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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
August 14, 2018

By:	/s/ Kathleen Valiasek
Kathleen Valiasek
Chief Financial Officer (Principal Financial Officer)
August 14, 2018

