Form 10-Q
period 2018-09-30
AMYRIS, INC.
filed 2018-11-15
CIK 1365916

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Shares outstanding of the Registrant's common stock:

Class	Outstanding as of November 9, 2018
Common Stock, $0.0001 par value per share	71,910,536

AMYRIS, INC.

PART I

ITEM 1. FINANCIAL STATEMENTS

AMYRIS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except shares and per share amounts)	September 30, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$19,045	$57,059
Restricted cash	1,258	2,994
Accounts receivable, net of allowance of $642 as of September 30, 2018 and December 31, 2017	35,564	24,281
Unbilled receivable	56	9,340
Inventories	6,260	5,408
Prepaid expenses and other current assets	5,541	5,525
Total current assets	67,724	104,607
Property, plant and equipment, net	16,622	13,892
Unbilled receivable, noncurrent	9,767	7,940
Restricted cash, noncurrent	959	959
Recoverable taxes from Brazilian government entities	1,053	1,445
Other assets	26,557	22,640
Total assets	$122,682	$151,483
Liabilities, Mezzanine Equity and Stockholders' Deficit
Current liabilities:
Accounts payable	$11,380	$15,921
Accrued and other current liabilities	27,263	29,402
Deferred revenue	6,698	4,880
Debt, current portion	61,904	36,924
Related party debt, current portion	47,020	20,019
Total current liabilities	154,265	107,146
Long-term debt, net of current portion	43,667	61,893
Related party debt, net of current portion	18,526	46,541
Derivative liabilities	98,662	119,978
Other noncurrent liabilities	8,152	10,632
Total liabilities	323,272	346,190
Commitments and contingencies (Note 9)
Mezzanine equity:
Contingently redeemable common stock (Note 5)	5,000	5,000
Stockholders’ deficit:
Preferred stock - $0.0001 par value, 5,000,000 shares authorized as of September 30, 2018 and December 31, 2017, and 14,656 and 22,171 shares issued and outstanding as of September 30, 2018 and December 31, 2017, respectively	—	—
Common stock - $0.0001 par value, 250,000,000 shares authorized as of September 30, 2018 and December 31, 2017; 64,090,445 and 45,637,433 shares issued and outstanding as of September 30, 2018 and December 31, 2017, respectively	6	5
Additional paid-in capital	1,202,850	1,048,274
Accumulated other comprehensive loss	(42,148)	(42,156)
Accumulated deficit	(1,367,235)	(1,206,767)
Total Amyris, Inc. stockholders’ deficit	(206,527)	(200,644)
Noncontrolling interest	937	937
Total stockholders' deficit	(205,590)	(199,707)
Total liabilities, mezzanine equity and stockholders' deficit	$122,682	$151,483

See the accompanying notes to the unaudited condensed consolidated financial statements.

AMYRIS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except shares and per share amounts)	2018	2017	2018	2017
Revenue:
Renewable products (includes related party revenue of $854, $787, $2,092 and $1,512, respectively)	$9,639	$10,996	$21,467	$28,925
Licenses and royalties (includes related party revenue of $(39), $703, $18,248 and $703, respectively)	142	1,022	18,466	6,774
Grants and collaborations (includes related party revenue of $1,748, $634, $5,611 and $783, respectively)	5,085	12,179	21,125	27,158
Total revenue (includes related party revenue of $2,563, $2,124, $25,951 and $2,998, respectively)	14,866	24,197	61,058	62,857
Cost and operating expenses:
Cost of products sold	8,574	17,637	19,873	47,684
Research and development	16,445	15,185	50,545	44,141
Sales, general and administrative	21,026	15,454	59,972	44,253
Total cost and operating expenses	46,045	48,276	130,390	136,078
Loss from operations	(31,179)	(24,079)	(69,332)	(73,221)
Other income (expense):
Interest expense	(8,658)	(7,733)	(25,687)	(29,219)
Gain (loss) from change in fair value of derivative instruments	(25,048)	(18,728)	(64,596)	9,933
Gain (loss) upon extinguishment of derivative liability	(1,782)	16,036	75	25,489
Gain (loss) upon extinguishment of debt	—	461	(26)	(3,067)
Other income (expense), net	(1,654)	(136)	1,282	(576)
Total other income (expense), net	(37,142)	(10,100)	(88,952)	2,560
Loss before income taxes	(68,321)	(34,179)	(158,284)	(70,661)
(Provision for) benefit from income taxes	—	318	—	49
Net loss attributable to Amyris, Inc.	(68,321)	(33,861)	(158,284)	(70,612)
Less deemed dividend on capital distribution to related parties	—	—	—	(8,648)
Less deemed dividend related to beneficial conversion feature on Series A preferred stock	—	—	—	(562)
Less deemed dividend related to beneficial conversion feature on Series B preferred stock	—	(634)	—	(634)
Less deemed dividend related to beneficial conversion feature on Series D preferred stock	—	(5,757)	—	(5,757)
Less cumulative dividends on Series A and B preferred stock	(279)	(2,567)	(1,073)	(4,242)
Net loss attributable to Amyris, Inc. common stockholders	$(68,600)	$(42,819)	$(159,357)	$(90,455)

Loss per share attributable to common stockholders, basic and diluted	$(1.13)	$(1.14)	$(2.86)	$(3.32)

Weighted-average shares of common stock outstanding used in computing loss per share of common stock, basic and diluted	60,966,071	37,529,694	55,735,571	27,280,894

See the accompanying notes to the unaudited condensed consolidated financial statements.

AMYRIS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except shares and per share amounts)	2018	2017	2018	2017
Comprehensive loss:
Net loss attributable to Amyris, Inc.	$(68,321)	$(33,861)	$(158,284)	$(70,612)
Foreign currency translation adjustment, net of tax	670	1,402	8	303
Total comprehensive loss attributable to Amyris, Inc.	$(67,651)	$(32,459)	$(158,276)	$(70,309)

See the accompanying notes to the unaudited condensed consolidated financial statements.

AMYRIS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
(In thousands)	2018	2017
Cash flows from operating activities
Net loss	$(158,284)	$(70,612)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss (gain) from change in fair value of derivative instruments	64,596	(9,565)
Amortization of debt discount	10,568	10,108
Stock-based compensation	6,115	3,942
Depreciation and amortization	3,957	8,124
Loss on disposal and impairment of property, plant and equipment	943	37
Loss (gain) on foreign currency exchange rates	34	(205)
Loss upon extinguishment of debt	26	3,067
Receipt of equity in connection with collaboration arrangements revenue	—	(2,660)
Gain upon extinguishment of derivative liability	(75)	(25,489)
Gain on change in fair value of equity investment	(3,460)	—
Changes in assets and liabilities:
Accounts receivable	(10,756)	(10,947)
Unbilled receivables	7,457	—
Inventories	(890)	(126)
Prepaid expenses and other assets	(1,781)	(12,962)
Accounts payable	(5,201)	3,119
Accrued and other liabilities	(2,216)	404
Deferred revenue	1,014	1,113
Net cash used in operating activities	(87,953)	(102,652)
Cash flows from investing activities
Sales of short-term investments, net	—	2,999
Purchases of property, plant and equipment	(6,362)	(487)
Net cash (used in) provided by investing activities	(6,362)	2,512
Cash flows from financing activities
Proceeds from exercises of warrants, net	60,544	—
Proceeds from issuance of debt, net of issuance costs	35,149	13,965
Proceeds from issuance of common stock in private placement	1,416	—
Proceeds from exercises of ESPP purchases	270	—
Proceeds from exercises of common stock options	301	147
Proceeds from issuance of convertible preferred stock	—	101,427
Payment of minimum employee taxes withheld upon net share settlement of restricted stock units	(196)	(87)
Principal payments on capital leases	(848)	—
Principal payments on debt	(41,970)	(26,708)
Net cash provided by financing activities	54,666	88,744
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(101)	(136)
Net decrease in cash, cash equivalents and restricted cash	(39,750)	(11,532)
Cash, cash equivalents and restricted cash at beginning of period	61,012	32,433
Cash, cash equivalents and restricted cash at end of the period	$21,262	$20,901

Reconciliation of cash, cash equivalents and restricted cash to the condensed consolidated balance sheets
Cash and cash equivalents	$19,045	$15,865
Restricted cash, current	1,258	4,078
Restricted cash, noncurrent	959	958
Total cash, cash equivalents and restricted cash	$21,262	$20,901

See the accompanying notes to the unaudited condensed consolidated financial statements.

AMYRIS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, Continued

(Unaudited)

	Nine Months Ended September 30,
(In thousands)	2018	2017
Supplemental disclosures of cash flow information:
Cash paid for interest	$14,783	$6,805
Supplemental disclosures of non-cash investing and financing activities:
Derecognition of derivative liabilities upon exercise of warrants	$57,637	$—
Accrued interest added to debt principal	$2,029	$1,745
Acquisition of property, plant and equipment under accounts payable, accrued liabilities and notes payable	$783	$1,045
Financing of equipment	$764	$953
Issuance of convertible preferred stock upon conversion of debt	$—	$40,204
Issuance of common stock upon conversion of debt	$—	$28,702
Issuance of common stock for settlement of debt principal and interest payments	$—	$14,144
Financing of insurance premium under notes payable	$—	$191

See the accompanying notes to the unaudited condensed consolidated financial statements.

AMYRIS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation and Summary of Significant Accounting Policies

Amyris, Inc. (Amyris or the Company) is a leading industrial biotechnology company that applies its technology platform to engineer, manufacture and sell high performance, natural, sustainably-sourced products into the Health & Wellness, Clean Beauty, and Flavor & Fragrance markets. The Company's proven technology platform enables the Company to rapidly engineer microbes and use them as catalysts to metabolize renewable, plant-sourced sugars into large volume, high-value ingredients. The Company's biotechnology platform and industrial fermentation process replace existing complex and expensive manufacturing processes. The Company has successfully used its technology to develop and produce eight distinct molecules at commercial volumes.

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

Liquidity

The Company has incurred significant operating losses since its inception and expects to continue to incur losses and negative cash flows from operations for at least the next 12 months following the issuance of these financial statements. As of September 30, 2018, the Company had negative working capital of $105.6 million, excluding cash and cash equivalents and short-term investments (compared to negative working capital of $59.6 million as of December 31, 2017), and an accumulated deficit of $1.4 billion.

As of September 30, 2018, the Company's debt (including related party debt), net of deferred discount and issuance costs of $21.5 million, totaled $171.1 million, of which $108.9 million is classified as current. However, $23.3 million was converted into common stock in October and November 2018, thereby reducing the Company's short-term maturities by $23.3 million; see Note 13, "Subsequent Events" for more information. The Company's debt service obligations through November 30, 2019 are $111.4 million (excluding $25.0 million of principal that will be mandatorily converted into common stock upon maturity), including $15.7 million of anticipated cash interest payments. The Company's debt agreements contain various covenants, including certain restrictions on the Company's business that could cause the Company to be at risk of defaults, such as restrictions on additional indebtedness and cross-default clauses. A failure to comply with, or cure non-compliance events or obtain waivers for covenants violations, and other provisions of the Company’s debt instruments, including any failure to make a payment when required, would generally result in events of default under such instruments, which could permit acceleration of such indebtedness. If such indebtedness is accelerated, it would generally also constitute an event of default under the Company’s other outstanding indebtedness, permitting acceleration of a substantial portion of the Company's outstanding indebtedness. During the three months ended September 30, 2018, the Company did not meet certain covenants with one lender and obtained waivers; see Note 4, "Debt" for more information. However, there is no guarantee that the Company will not violate these covenants in the future or be able to obtain waivers for future violations.

Cash and cash equivalents of $19.0 million as of September 30, 2018 are not sufficient to fund expected future negative cash flows from operations and cash debt service obligations through one year following the issuance of these financial statements. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that these financial statements are issued. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company's ability to continue as a going concern will depend, in large part, on its ability to extend existing debt maturities by restructuring a majority of its convertible debt, which is uncertain and outside the control of the Company. Further, the Company's operating plan for the next 12 months from the date of issuance of these financial statements contemplates a significant reduction in its net operating cash outflows as compared to the previous 12 months, resulting from (i) revenue growth from sales of existing and new products such as Reb-M with positive gross margins, (ii) reduced cost of products sold as a percentage of renewable products revenue due to anticipated procurement and production efficiencies, and (iii) cash inflows from license fees, grants and collaborations. If the Company is unable to complete these actions, it expects to be unable to meet its operating cash flow needs and its obligations under its existing debt facilities. This could result in an acceleration of its obligation to repay all amounts outstanding under those facilities, and it may be forced to liquidate its assets or obtain additional equity or debt financing, which may not occur timely or on reasonable terms, if at all.

Significant Accounting Policies

Note 1, "Basis of Presentation and Summary of Significant Accounting Policies", to the audited consolidated financial statements in the 10-K includes a discussion of the significant accounting policies and estimates used in the preparation of the Company’s consolidated financial statements. Except as noted below for the adoption of Accounting Standards Codification (“ASC”) Topic 606 (“ASC 606”), Revenue from Contracts with Customers, and Accounting Standards Update (“ASU”) 2016-01, Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, there have been no material changes to the Company's significant accounting policies and estimates during the three and nine months ended September 30, 2018.

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

Recent Accounting Pronouncements

(a) Recent Accounting Standards, Pronouncements or Updates Recently Adopted

In the nine months ended September 30, 2018, the Company adopted these new accounting standards or updates:

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

	Three Months Ended September 30, 2018			Nine Months Ended September 30, 2018
(In thousands)	As Reported	Adjustments	Amounts Without the Adoption of ASC 606	As Reported	Adjustments	Amounts Without the Adoption of ASC 606
Renewable products	$9,639	$—	$9,639	$21,467	$—	$21,467
Licenses and royalties	142	1,656	1,798	18,466	(14,091)	4,375
Grants and collaborations	5,085	(1,555)	3,530	21,125	(3,820)	17,305
Total revenue from all customers	$14,866	$101	$14,967	$61,058	$(17,911)	$43,147

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

Classification of Cash Flow Elements In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which affects the classification of certain cash receipts and cash payments on the statement of cash flows. ASU 2016-15 results in a change in cash flow classification of debt prepayment or extinguishment costs. ASU 2016-15 became effective January 1, 2018 on a retrospective basis. Adoption of this ASU did not impact the Company's consolidated financial position, results of operations or cash flows.

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

Based on the Company’s current operations it is anticipated that the only significant current impact of the Act for the Company will be the reduction in the U.S. corporate tax rate. The Act reduces the corporate tax rate to 21 percent, effective January 1, 2018. In December 2017, Staff Accounting Bulletin No. 118 (SAB 118) was issued to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed in reasonable detail to complete the accounting for certain income tax effects of the Tax Act. As of September 30, 2018, due to the complexities of the new law, the Company has not yet completed its accounting for all the tax effects of the Tax Act, but has made a reasonable estimate of the effects on the Company's existing deferred tax balances. In all cases, the Company will continue to make and refine its calculations as additional analysis is completed. Specifically, the provisional items remaining relate to the Company's provisional estimate of the effects of the new rules governing the deductibility of executive compensation on its existing deferred tax balances and selection of accounting policy with respect to the “Global Intangible Low-Taxed Income” (GILTI). Provisional amounts recorded may also be adjusted as the Company gains a more thorough understanding of the tax law during the one-year measurement period allowed under SAB 118. The Act created a new requirement that certain income, referred to as GILTI, earned by controlled foreign corporations (CFCs) must be included currently in the gross income of the CFCs’ U.S. shareholder. The Company’s selection of an accounting policy with respect to the new GILTI tax rules will depend, in part, on analyzing the Company's global income to determine whether it expects to have future U.S. inclusions in taxable income related to GILTI and, if so, what the impact is expected to be. As of September 30, 2018, the Company has not yet made a policy decision regarding whether to record deferred taxes on GILTI.

(b) Recent Accounting Standards Pronouncements or Updates Not Yet Effective as of Period End

Leases In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), as subsequently updated, with fundamental changes as to how entities account for leases. Lessees will need to recognize a right-of-use asset and a lease liability for virtually all of their leases (other than leases that meet the definition of a short-term lease). The liability will be equal to the present value of lease payments. The asset will be based on the liability, subject to adjustment, such as for initial direct costs. Additional disclosures for leases will also be required. The accounting standard update will be effective beginning in the first quarter of fiscal 2019 using a modified retrospective approach, which requires lessees and lessors to recognize and measure leases at the beginning of the earliest period presented. Alternatively, entities may elect an optional transition method allowing entities to continue to apply the guidance in ASC 840, Leases, including its disclosure requirements, in the comparative periods presented in the year that the new leases guidance in ASC 842, Leases, is adopted. Entities that elect this option would still adopt the new leases standard using a modified retrospective transition method, but they would recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption rather than the earliest period presented. The Company is in the initial stages of evaluating the impact of the new standard on its accounting policies, processes and system requirements. The Company anticipates that the standard may have a material impact on the Company’s condensed consolidated balance sheets due to the requirement to recognize leased right-of-use assets and corresponding liabilities related to leases on the Company’s condensed consolidated balance sheets, but is still evaluating whether the standard might have a material impact on the Company’s other consolidated financial statements.

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

Fair Value Measurement In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement, which amends ASC 820, Fair Value Measurement. ASU 2018-13 modifies the disclosure requirements for fair value measurements by removing, modifying or adding certain disclosures. The accounting standard update will be effective beginning in the first quarter of fiscal 2020, with removed and modified disclosures to be adopted on a retrospective basis, and new disclosures to be adopted on a prospective basis. The Company is in the initial stages of evaluating the impact of the new standard on its consolidated financial statements.

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

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation in the Company’s condensed consolidated financial statements and the accompanying notes to the condensed consolidated financial statements, as follows:

•	The condensed consolidated statements of operations previously presented license fee revenue in combination with grants and collaborations revenue, and royalties (formerly referred to as “value share”) were previously presented in combination with renewable products revenue. Licenses and royalties revenue is presented as a separate line within the condensed consolidated statements of operations. The reclassifications reflect the growth in the Company’s business model of licensing its technology and earning royalties from customers utilizing the Company’s technology in the products it produces and sells. The reclassifications had no impact on total revenue.

•	The condensed consolidated statements of operations and condensed consolidated statements of cash flows previously presented gains or losses upon extinguishment of derivative liabilities in combination with gains or losses from change in fair value of derivative instruments. In 2018, the Company has begun separately identifying gains or losses upon extinguishment of derivative liabilities in the condensed consolidated statements of operations and condensed consolidated statements of cash flows, resulting in the need to present prior year amounts on the same basis. The reclassification had no impact on net loss.

•	In the statements of cash flows, the prior period has been restated to reflect accounting standards changes for reporting restricted cash.

2. Balance Sheet Details

Inventories

Inventories are stated at the lower of cost or net realizable value and are comprised of the following:

(In thousands)	September 30, 2018	December 31, 2017
Raw materials	$1,129	$819
Work-in-process	929	364
Finished goods	4,202	4,225
Inventories	$6,260	$5,408

Property, Plant and Equipment, Net

Property, plant and equipment, net is comprised of the following:

(In thousands)	September 30, 2018	December 31, 2017
Machinery and equipment	$46,725	$49,277
Leasehold improvements	40,703	40,036
Computers and software	10,666	9,555
Furniture and office equipment, vehicles and land	3,705	3,415
Construction in progress	19,343	17,438
	121,142	119,721
Less: accumulated depreciation and amortization	(104,520)	(105,829)
Property, plant and equipment, net	$16,622	$13,892

Property, plant and equipment, net includes $4.9 million and $4.2 million of machinery and equipment under capital leases as of September 30, 2018 and December 31, 2017, respectively. Accumulated amortization of assets under capital leases totaled $2.1 million and $1.6 million as of September 30, 2018 and December 31, 2017, respectively.

During the three and nine months ended September 30, 2018, the Company capitalized $0.5 million and $2.1 million, respectively, of internal labor costs required to automate, integrate and ready certain laboratory and plant equipment for its intended use.

Depreciation and amortization expense, including amortization of assets under capital leases, was $1.0 million and $2.7 million for the three months ended September 30, 2018 and 2017, respectively, and $4.0 million and $8.1 million for the nine months ended September 30, 2018 and 2017, respectively.

Other Assets

Other assets are comprised of the following:

(In thousands)	September 30, 2018	December 31, 2017
Contingent consideration	$7,805	$8,151
Prepaid royalty	6,847	7,409
Equity investment in SweeGen	5,313	3,233
Deposits	4,171	2,462
Goodwill	560	560
Other	1,861	825
Other assets	$26,557	$22,640

Accrued and Other Current Liabilities

Accrued and other current liabilities are comprised of the following:

(In thousands)	September 30, 2018	December 31, 2017
Payroll and related expenses	$9,774	$7,238
Accrued interest	6,010	8,213
SMA relocation accrual	2,964	3,587
Tax-related liabilities	2,154	5,837
Professional services	1,402	1,894
Contract termination	1,000	—
Other	3,959	2,633
Total accrued and other current liabilities	$27,263	$29,402

3. Fair Value Measurement

Assets and Liabilities Measured and Recorded at Fair Value on a Recurring Basis

The following tables summarize assets and liabilities measured at fair value, and the respective fair value by input classification level within the fair value hierarchy:

(In thousands)	September 30, 2018				December 31, 2017
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$—	$—	$—	$—	$53,199	$—	$—	$53,199
Certificates of deposit	—	—	—	—	7,813	—	—	7,813
Equity investment in SweeGen	—	5,313	—	5,313	—	—	—	—
Total assets measured and recorded at fair value	$—	$5,313	$—	$5,313	$61,012	$—	$—	$61,012
Liabilities
Embedded derivatives in connection with the issuance of debt and equity instruments	$—	$—	$9,379	$9,379	$—	$—	$4,203	$4,203
Freestanding derivative instruments in connection with the issuance of equity instruments	—	—	89,283	89,283	—	—	115,775	115,775
Total liabilities measured and recorded at fair value	$—	$—	$98,662	$98,662	$—	$—	$119,978	$119,978

There were no transfers between levels during the periods presented.

Equity Investment in SweeGen

The Company holds 850,115 unregistered shares of SweeGen, Inc. (SweeGen) common stock received as payment in connection with a December 2016 revenue agreement between the Company and Phyto Tech Corp. (d/b/a Blue California), the parent of SweeGen. At September 30, 2018, the fair value of the shares was $5.3 million, determined based on the over-the-counter market (OTCMKTS) trading price of the SweeGen shares (Level 2). For the three and nine months ended September 30, 2018, the Company recorded unrealized gains of $1.7 million and $3.5 million, respectively, for changes in fair value of the shares; the gains are included in Other Income (Expense), Net on the condensed consolidated statements of operations. The Company adopted ASU 2016-01 on January 1, 2018 and now accounts for its equity investment in SweeGen at fair value, with changes in fair value recognized in net income; see "Recent Accounting Pronouncements" in Note 1, “Basis of Presentation and Summary of Significant Accounting Policies” above. The fair value of the SweeGen shares is included in Other Assets in the condensed consolidated balance sheets.

Derivative Liabilities Recognized in Connection with the Issuance of Debt and Equity Instruments

The following table provides a reconciliation of the beginning and ending balances for the Company's derivative liabilities recognized in connection with the issuance of debt and equity instruments, measured at fair value using significant unobservable inputs (Level 3):

(In thousands)	Equity-related Derivative Liability	Debt-related Derivative Liability	Total Derivative Liability
Balance at December 31, 2017	$112,368	$7,610	$119,978
Change in fair value of derivative liabilities	49,442	15,154	64,596
Derecognition upon extinguishment of derivative liabilities	(85,912)	—	(85,912)
Balance at September 30, 2018	$75,898	$22,764	$98,662

The derivative liabilities recognized in connection with the issuance of equity and debt instruments represent the fair value of the make-whole provisions of the Series A and B Preferred Stock as well as the cash and anti-dilution warrants issued concurrently with the Series A, B and D Preferred Stock (see Note 6, “Stockholders’ Deficit” in Part II, Item 8 of the Annual Report on Form 10-K), and conversion options, conversion price adjustment features and down round provisions associated with the Temasek Funding Warrant, August 2013 Financing Convertible Notes, 2014 144A Notes and 2015 144A Notes (see Note 4, “Debt” below and Note 6, "Stockholders' Deficit" in Part II, Item 8 of the Annual Report on Form 10-K).

The market-based assumptions and estimates used in applying a Monte Carlo simulation approach and Black-Scholes-Merton option value approach for valuing the derivative liabilities in connection with debt and equity instruments include amounts in the following ranges:

	September 30, 2018			December 31, 2017
Risk-free interest rate	2.12%	-	3.01%	1.68%	-	2.40%
Risk-adjusted yields	13.90%	-	24.03%	18.40%	-	28.53%
Stock price volatility	45%	-	80%	45%	-	80%
Probability of change in control	0%	-	5%		5%
Stock price		$7.94			$3.75
Credit spread	11.69%	-	21.65%	16.63%	-	26.70%
Estimated conversion dates	2018	-	2025	2018	-	2025

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

See Note 6, "Stockholders' Deficit" in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information about derecognition upon extinguishment of derivative liabilities in connection with the April 2018 warrants exercise.

Changes in Fair Value

Changes in the fair value of derivative liabilities measured at fair value on a recurring basis are recognized in “Gain (loss) from change in fair value of derivative instruments" in the condensed consolidated statements of operations.

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

(In thousands)	September 30, 2018		December 31, 2017
	Fair Value	Carrying Value	Fair Value	Carrying Value
Total debt	$166,218	$171,117	$156,900	$165,377

4. Debt

Net carrying amounts of debt are as follows:

	September 30, 2018			December 31, 2017
(In thousands)	Principal	Unamortized Debt Discount	Net Balance	Principal	Unamortized Debt Discount	Net Balance
Nonrelated Party
Convertible notes
2015 Rule 144A convertible notes	$37,887	$(3,268)	$34,619	$37,887	$(6,872)	$31,015
2014 Rule 144A convertible notes	24,004	(1,445)	22,559	24,004	(3,170)	20,834
December 2017 convertible note	—	—	—	5,000	(25)	4,975
August 2013 financing convertible notes	4,416	(1,709)	2,707	4,009	(2,918)	1,091
	66,307	(6,422)	59,885	70,900	(12,985)	57,915
Loans payable and credit facilities
GACP term loan facility	36,000	(1,489)	34,511	—	—	—
Senior secured loan facility	—	—	—	28,566	(253)	28,313
Ginkgo notes	12,000	(4,390)	7,610	12,000	(4,983)	7,017
Other loans payable	4,643	(1,203)	3,440	6,463	(1,277)	5,186
Other credit facilities	126	—	126	381	—	381
	52,769	(7,082)	45,687	47,410	(6,513)	40,897
Subtotal nonrelated party	119,076	(13,504)	105,572	118,310	(19,498)	98,812

Related Party
Related party convertible notes
August 2013 financing convertible notes	23,334	205	23,539	21,711	897	22,608
2014 Rule 144A convertible notes	24,705	(1,731)	22,974	24,705	(3,784)	20,921
R&D note	—	—	—	3,700	(18)	3,682
	48,039	(1,526)	46,513	50,116	(2,905)	47,211
Related party loans payable
DSM note	25,000	(6,474)	18,526	25,000	(8,039)	16,961
Other DSM loan	506	—	506	393	—	393
February 2016 private placement	—	—	—	2,000	—	2,000
	25,506	(6,474)	19,032	27,393	(8,039)	19,354
Subtotal related party	73,545	(8,000)	65,545	77,509	(10,944)	66,565
Total debt	192,621	(21,504)	171,117	195,819	(30,442)	165,377
Less: current portion			(108,924)			(56,943)
Long-term debt, net of current portion			$62,193			$108,434

During the nine months ended September 30, 2018, aside from debt payments (including payments-in-kind), the following debt transactions occurred:

•	Senior Secured Loan Facility Repayment: On June 29, 2018, the Company repaid in full the $27.3 million outstanding principal balance owed under the Senior Secured Loan Facility between the Company and Stegodon Corporation (Stegodon).

•	GACP Term Loan Facility: On June 29, 2018, the Company, certain of the Company’s subsidiaries and GACP Finance Co., LLC (GACP) entered into a Loan and Security Agreement (the LSA) to borrow $36.0 million (the GACP Term Loan Facility). The LSA also provides for an incremental secured term loan facility in an aggregate principal amount of up to $35.0 million (the Incremental GACP Term Loan Facility and, together with the GACP Term Loan Facility, the GACP Term Loan Facilities), subject to certain conditions and approvals, to fund the construction of a custom-built manufacturing facility in Brazil. The majority of the net proceeds from the GACP Term Loan Facility were used to repay all amounts outstanding under the Senior Secured Loan Facility between the Company and Stegodon (see Note 4, “Debt” in Part II, Item 8 of the Annual Report on Form 10-K). The remaining net proceeds were used on July 2, 2018 to repay amounts outstanding under the R&D Note (see Note 4, “Debt” in Part II, Item 8 of the Annual Report on Form 10-K) at maturity.

Loans under the GACP Term Loan Facilities have a maturity date of July 1, 2021; provided, that if the Company has not (i) met certain financial conditions on or prior to January 7, 2019 or (ii) refinanced the 2015 144A Notes and 2014 144A Notes with indebtedness that has a maturity date which is later than July 1, 2021 or converted such notes into equity prior to January 12, 2019, then the maturity date will be January 12, 2019. The GACP Term Loan Facilities will amortize beginning on July 1, 2019 in quarterly installments equal to 2.5% of the original loan amounts, with the remaining principal balance payable on the maturity date. Loans under the GACP Term Loan Facilities will accrue interest at a rate per annum equal to the sum of (i) the greater of (A) the U.S. prime rate as reported in the Wall Street Journal and (B) 4.0%, plus (ii) 6.25%, payable monthly. The GACP Term Loan Facilities are guaranteed by the subsidiaries of the Company party to the LSA and collateralized by first-priority liens on substantially all the Company’s and such subsidiaries’ assets, including intellectual property, subject to certain exceptions. The LSA includes customary terms, covenants and restrictions, including mandatory prepayments upon the occurrence of certain events, including asset sales, casualty events, incurrence of additional indebtedness and borrowing base deficiencies, subject to certain exceptions and reinvestment rights. The LSA contains certain financial covenants that include quarterly minimum revenues, minimum liquidity amounts and an asset coverage ratio. At September 30, 2018, the Company did not achieve minimum revenue required at September 30, 2018 and obtained a permanent waiver for this violation. The Company also amended the LSA to reduce the December 31, 2018 minimum revenue amount and increase the minimum liquidity amount. However, there is no guarantee that the Company will not violate these covenants in the future or be able to obtain waivers for future violations.

The Company paid origination fees at closing equal to 4%, or $1.4 million, of the funded amount of the GACP Term Loan Facility and other closing costs totaling $0.2 million, plus an agency fee of $25,000 per quarter during the term of the GACP Term Loan Facilities. The $1.6 million of issuance costs will be amortized using the effective interest method over the expected 3-year loan term.

•	August 2013 Financing Convertible Notes: In August 2018, in connection with certain amendments to the August 2017 Vivo Cash Warrants (see Note 6, “Stockholders' Deficit”), the conversion price of the August 2013 financing convertible notes was reduced from $5.2977 per share to $4.40 per share.

Future Minimum Payments

Future minimum payments under the Company's debt agreements as of September 30, 2018 are as follows:

Years ending December 31 (In thousands)	Convertible Notes	Loans Payable and Credit Facilities	Related Party Convertible Notes	Related Party Loans Payable and Credit Facilities	Total
2018 (remaining three months)	$2,580	$1,508	$803	$1,132	$6,023
2019	69,333	9,068	25,508	2,500	106,409
2020	—	8,915	—	2,500	11,415
2021	—	34,178	—	27,521	61,699
2022	—	13,416	—	—	13,416
Thereafter	—	2,565	—	—	2,565
Total future minimum payments	71,913	69,650	26,311	33,653	201,527
Less: amount representing interest	(5,159)	(16,881)	(1,606)	(8,146)	(31,792)
Add: amount mandatorily convertible into common stock upon maturity	—	—	24,970	—	24,970
Less: future conversion of accrued interest to principal	(447)	—	(1,636)	—	(2,083)
Present value of minimum debt payments	66,307	52,769	48,039	25,507	192,622
Less: current portion of debt principal	(66,307)	(2,739)	(48,039)	(507)	(117,592)
Noncurrent portion of debt principal	$—	$50,030	$—	$25,000	$75,030

5. Mezzanine Equity

Mezzanine equity is comprised of the following:

(In thousands)	September 30, 2018	December 31, 2017
Contingently redeemable common stock	$5,000	$5,000

Mezzanine equity at September 30, 2018 and December 31, 2017 is comprised of proceeds from shares of common stock sold on May 10, 2016 to the Bill & Melinda Gates Foundation (Gates Foundation). In connection with the stock sale, the Company and the Gates Foundation entered into an agreement under which the Company agreed to expend an aggregate amount not less than the proceeds from the stock sale to develop a yeast strain that produces artemisinic acid and/or amorphadiene at a low cost and to supply such artemisinic acid and amorphadiene to companies qualified to convert artemisinic acid and amorphadiene to artemisinin for inclusion in artemisinin combination therapies used to treat malaria. If the Company defaults in its obligation to use the proceeds from the stock sale as set forth above or defaults under certain other commitments in the agreement, the Gates Foundation will have the right to request that the Company redeem, or facilitate the purchase by a third party, the shares then held by the Gates Foundation at a price per share equal to the greater of (i) the closing price of the Company’s common stock on the trading day prior to the redemption or purchase, as applicable, or (ii) an amount equal to $17.10 plus a compounded annual return of 10%.

6. Stockholders' Deficit

Warrants

In connection with various debt and equity transactions (see Note 4, "Debt" and Note 6, “Stockholders’ Deficit” in Part II, Item 8 of the Annual Report on Form 10-K), the Company has issued warrants exercisable for shares of common stock. The following table summarizes warrant activity for the nine months ended September 30, 2018:

Transaction	Number Outstanding as of December 31, 2017	Additional Warrants Issued	Exercises	Number Outstanding as of September 30, 2018
July 2015 private placement	81,197	—	—	81,197
July 2015 related party debt exchange	2,082,010	471,204	—	2,553,214
February 2016 related party private placement	171,429	—	—	171,429
May 2017 cash and dilution warrants	18,042,568	—	(10,784,933)	7,257,635
August 2017 cash and dilution warrants	9,543,234	—	(5,575,118)	3,968,116
April 2018 warrant exercise agreements	—	3,616,174	—	3,616,174
August 2018 warrant exercise agreements	—	12,097,164	—	12,097,164
Other	1,406	—	—	1,406
	29,921,844	16,184,542	(16,360,051)	29,746,335

For the nine months ended September 30, 2018, net proceeds were $60.5 million from the issuance of common stock upon exercise of 16,360,051 warrants.

Warrant Exercises and New Warrant Issuances

April 2018 Warrant Transactions

On April 12, 2018, certain holders of the May 2017 Warrants (see Note 6, “Stockholders’ Deficit” in Part II, Item 8 of the Annual Report on Form 10-K) exercised their May 2017 Cash Warrants to purchase 3,616,174 shares of common stock for net proceeds to the Company of $14.5 million and surrendered their May 2017 Dilution Warrants. Upon exercise of such May 2017 Cash Warrants and surrender of such May 2017 Dilution Warrants, certain derivative liabilities representing certain anti-dilution rights embedded in the May 2017 Warrants were effectively settled. Concurrent with the exercise of the May 2017 Cash Warrants and surrender of such May 2017 Dilution Warrants, the Company issued new warrants to these same holders to purchase 3,616,174 shares of common stock, exercisable at a price of $7.00 per share. The new warrants were fully exercisable upon issuance, with an expiration date of July 12, 2019. The new warrants do not provide the holders with anti-dilution protection. Consequently, the new warrants were treated as additional consideration to the May 2017 Warrant holders in exchange for their anti-dilution rights embedded in the original May 2017 Warrants. The Company used the Black-Scholes-Merton option pricing model to determine the fair value of the new warrants, which resulted in a fair value of $9.4 million. Black-Scholes-Merton input assumptions were as follows: volatility of 90%, risk-free rate of 2.16%, expected term of 1.25 years, expected dividend yield of $0, exercise price of $7.00, and Company stock price on issue date of $6.80. As a result of this exchange transaction, the Company recorded a $1.9 million net gain on the extinguishment of the related derivative liability during the three months ended June 30, 2018. This net gain was comprised of an $11.3 million gain on derecognition of the derivative liability and a $9.4 million loss on issuance of the new warrant. These transactions resulted in a $21.9 million decrease in the derivative liabilities underlying the May 2017 Warrants.

August 2018 Warrant Transactions

In August 2018, Foris Ventures and Vivo Capital, related parties and holders of the May 2017 Warrants and August 2017 Warrants (see Note 6, “Stockholders’ Deficit” in Part II, Item 8 of the Annual Report on Form 10-K), exercised their Cash Warrants and Dilution Warrants to purchase approximately 12.6 million shares of common stock for $46.0 million in proceeds to the Company. Upon exercise of such Cash Warrants and Dilution Warrants, certain derivative liabilities representing certain anti-dilution rights embedded in the May 2017 Warrants and August 2017 Warrants were effectively settled. Concurrent with the exercise of the Cash Warrants and Dilution Warrants, the Company issued a series of new warrants to these same holders to purchase 12.1 million shares of common stock, exercisable at $7.52 per share. The new warrants are exercisable any time after the six-month anniversary from the issuance date and for 15 months thereafter, with an expiration date in May 2020. The new warrants do not provide the holders with anti-dilution protection. Consequently, the new warrants were treated as additional consideration to the May 2017 Warrant and August 2017 Warrant holders in exchange for their anti-dilution rights embedded in the original May 2017 Warrants and August 2017 Warrants. The Company used the Black-Scholes-Merton option pricing model to determine the fair value of the new warrants, which resulted in a fair value of $30.1 million. Black-Scholes-Merton input assumptions were as follows: volatility of 80%, risk-free rate of 2.57%–2.58%, expected term of 1.75 years, expected dividend yield of zero, exercise price of $7.52, and Company stock price on issue date of $6.56–$6.79. During the three months ended September 30, 2018, as a result of this exchange transaction, the Company recorded a net loss of $3.6 million, comprised of a $26.5 million gain on derecognition of the derivative liability and a $30.1 million loss on issuance of the new warrants. These transactions resulted in a $63.3 million decrease in the derivative liabilities underlying the May 2017 Warrants and August 2017 Warrants.

Temasek Funding Warrant

In August 2018, as a result of the reduction in the conversion price of the August 2013 financing convertible from $5.2977 per share to $4.40 per share (see Note 4, “Debt” above), the Temasek Funding Warrant (see Note 6, “Stockholders’ Deficit” in Part II, Item 8 of the Annual Report on Form 10-K) became exercisable for an additional 471,204 shares of common stock in accordance with its terms.

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

During the three and nine months ended September 30, 2018, the Company issued and sold 0 and 205,168 shares of common stock under the ATM Sales Agreement, at an average price of $6.90 per share, respectively, resulting in total net proceeds to the Company of $1.4 million. The ATM Sales Agreement expired on April 15, 2018, and as a result, zero remained available for issuance under the ATM Sales Agreement as of September 30, 2018.

7. Consolidated Variable-interest Entities and Unconsolidated Investments

Consolidated Variable-interest Entity

The table below reflects the carrying value of the Aprinnova joint venture (JV) (see Note 7, “Variable-interest Entities and Unconsolidated Investments” in Part II, Item 8 of the Annual Report on Form 10-K) assets and liabilities, for which the Company is the primary beneficiary at September 30, 2018:

(In thousands)	September 30, 2018	December 31, 2017
Assets	$38,422	$36,781
Liabilities	$1,960	$3,187

The Aprinnova JV's creditors have recourse only to the assets of the Aprinnova JV.

During the three and nine months ended September 30, 2018 and 2017, there was no activity in noncontrolling interest.

Unconsolidated Investments

The Company's unconsolidated investments are summarized as follows:

		Carrying Value of Investment on Condensed Consolidated Balance Sheets
(Amounts in thousands)	Amyris Equity Ownership %	September 30, 2018	December 31, 2017
Equity-method investments:
Novvi LLC	20%	$—	$—
Total Amyris BioSolutions B.V.	25%	$—	$—
Other unconsolidated equity investment:
SweeGen, Inc.	3%	$5,313	$3,233

8. Net Loss per Share Attributable to Common Stockholders

For the three and nine months ended September 30, 2018 and September 30, 2017, basic loss per share attributable to common stockholders was the same as diluted loss per share attributable to common stockholders because the inclusion of all potentially dilutive securities outstanding was antidilutive.

The following table presents the calculation of basic and diluted loss per share attributable to common stockholders:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except shares and per share amounts)	2018	2017	2018	2017
Numerator:
Net loss attributable to Amyris, Inc.	$(68,321)	$(33,861)	$(158,284)	$(70,612)
Less deemed dividend on capital distribution to related parties	—	—	—	(8,648)
Less deemed dividend related to beneficial conversion feature on Series A preferred stock	—	—	—	(562)
Less deemed dividend related to beneficial conversion feature on Series B preferred stock	—	(634)	—	(634)
Less deemed dividend related to beneficial conversion feature on Series D preferred stock	—	(5,757)	—	(5,757)
Less cumulative dividends on Series A and B preferred stock	(279)	(2,567)	(1,073)	(4,242)
Net loss attributable to Amyris, Inc. common stockholders, basic and diluted	$(68,600)	$(42,819)	$(159,357)	$(90,455)

Denominator:
Weighted-average shares of common stock outstanding used in computing net loss per share of common stock, basic and diluted	60,966,071	37,529,694	55,735,571	27,280,894
Basic and diluted loss per share	$(1.13)	$(1.14)	$(2.86)	$(3.32)

Diluted loss per share for the nine months ended September 30, 2017 has been revised from the amount presented in the September 30, 2017 Form 10-Q. For that period, diluted loss attributable to Amyris, Inc. common stockholders was previously reported as $125.9 million, and diluted loss per share was previously reported as $4.61. The table shown above reflects the error correction. The Company does not consider the difference in amounts to be material to the financial statements for the nine months ended September 30, 2017 as originally filed or in the current presentation of the loss per share calculation.

The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted loss per share of common stock because including them would have been antidilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Period-end stock options to purchase common stock	5,449,701	949,023	5,449,701	949,023
Convertible promissory notes (1)	9,397,134	8,133,594	9,397,134	8,133,594
Period-end common stock warrants	25,986,432	31,303,080	25,986,432	31,303,080
Period-end restricted stock units	5,324,092	599,425	5,324,092	599,425
Period-end preferred stock	2,955,732	—	2,955,732	—
Total potentially dilutive securities excluded from computation of diluted loss per share	49,113,091	40,985,122	49,113,091	40,985,122

 ______________

(1)	The potentially dilutive effect of convertible promissory notes was computed based on conversion ratios in effect as of the respective period end dates. A portion of the convertible promissory notes issued carries a provision for a reduction in conversion price under certain circumstances, which could potentially increase the dilutive shares outstanding. Another portion of the convertible promissory notes issued carries a provision for an increase in the conversion rate under certain circumstances, which could also potentially increase the dilutive shares outstanding.

9. Commitments and Contingencies

Commitments

Future minimum payments under the Company's lease obligations as of September 30, 2018 are as follows (in thousands):

Years ending December 31: (In thousands)	Capital Leases	Operating Leases	Total Lease Obligations
2018 (remaining three months)	$143	$2,776	$2,919
2019	513	9,966	10,479
2020	199	7,675	7,874
2021	3	7,237	7,240
2022	—	7,410	7,410
Thereafter	—	3,270	3,270
Total future minimum payments	$858	$38,334	$39,192
Less: amount representing interest	(46)
Present value of minimum lease payments	812
Less: current portion	(503)
Long-term portion	$309

Guarantor Arrangements

In November 2010, the Company entered into the FINEP Credit Facility to finance a research and development project on sugarcane-based biodiesel; see Note 4, "Debt" in Part II, Item 8 of the Annual Report on Form 10-K. The FINEP Credit Facility is guaranteed by a chattel mortgage on certain equipment of the Company. The Company's total acquisition cost for the equipment under this guarantee as of September 30, 2018 and December 31, 2017 was R$6.0 million (US$1.5 million and US$1.8 million, respectively) based on exchange rates at each date.

Contingencies

The Company has levied indirect taxes on sugarcane-based biodiesel sales that took place several years ago by Amyris Brasil Ltda. (see Note 13, “Divestiture” in Part II, Item 8 of the Annual Report on Form 10-K) to customers in Brazil, based on advice from external legal counsel. In the absence of definitive rulings from the Brazilian tax authorities on the appropriate indirect tax rate to be applied to such product sales, the actual indirect rate to be applied to such sales could differ from the rate the Company levied.

The Company and a number of the Company’s current officers and directors are parties to four separate purported shareholder derivative complaints based on allegedly misleading statements and/or omissions made in connection with the Company’s securities filings (the Derivative Complaints). The Derivative Complaints seek to recover, on the Company's behalf, unspecified damages purportedly sustained by the Company and also seek a series of changes to the Company’s corporate governance policies, restitution to the Company from the individual defendants, and an award of attorneys’ fees. Two of the Derivative Complaints were filed in the U.S. District Court for the Northern District of California (together, the Federal Derivative Cases). On December 21, 2017, the defendants filed a motion to dismiss the Federal Derivative Cases, which was granted on March 9, 2018. On March 29, 2018, the plaintiffs filed an amended complaint, and on May 4, 2018 the defendants filed a motion to dismiss the amended complaint. On July 23, 2018, the court granted defendants’ motion to dismiss the amended complaint with prejudice and entered judgment in favor of the defendants. The remaining two Derivative Complaints were filed in the Superior Court for the State of California (together, the State Derivative Cases). On August 30, 2018, the parties in the State Derivative Cases filed a joint stipulation and proposed order to dismiss the State Derivative Cases without prejudice, and on September 4, 2018, the court entered an order to that effect. See Part II, Item 1, “Legal Proceedings” in this Quarterly Report on Form 10-Q for more additional information.

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

10. Revenue Recognition and Contract Assets and Liabilities

Disaggregation of Revenue

The following table presents revenue by major product and service, as well as by primary geographical market, based on the location of the customer:

	Three Months Ended September 30,
(In thousands)	2018				2017
	Renewable Products	Licenses and Royalties	Grants and Collaborations	Total	Renewable Products	Licenses and Royalties	Grants and Collaborations	Total
United States	$4,884	$—	$626	$5,510	$5,873	$—	$6,141	$12,014
Europe	1,175	142	3,908	5,225	2,314	1,022	3,935	7,271
Asia	3,544	—	—	3,544	2,773	—	125	2,898
South America	36	—	551	587	36	—	1,978	2,014
Other	—	—	—	—	—	—	—	—
	$9,639	$142	$5,085	$14,866	$10,996	$1,022	$12,179	$24,197

	Nine Months Ended September 30,
(In thousands)	2018				2017
	Renewable Products	Licenses and Royalties	Grants and Collaborations	Total	Renewable Products	Licenses and Royalties	Grants and Collaborations	Total
United States	$9,185	$—	$6,457	$15,642	$8,871	$2,673	$15,510	$27,054
Europe	6,596	18,466	11,723	36,785	5,621	1,468	9,295	16,384
Asia	5,335	—	1,000	6,335	14,242	2,633	375	17,250
South America	251	—	1,945	2,196	180	—	1,978	2,158
Other	100	—	—	100	11	—	—	11
	$21,467	$18,466	$21,125	$61,058	$28,925	$6,774	$27,158	$62,857

Significant Revenue Agreements

In connection with significant revenue agreements (see Note 10, “Significant Revenue Agreements” in Part II, Item 8 of the Annual Report on Form 10-K), the Company recognized the following revenues for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30,
(In thousands)	2018				2017
	Renewable Products	Licenses and Royalties	Grants and Collaborations	Total	Renewable Products	Licenses and Royalties	Grants and Collaborations	Total
DSM - related party	$17	$(39)	$1,748	$1,726	$—	$703	$634	$1,337
Givaudan	525	—	1,500	2,025	1,331	—	1,500	2,831
Firmenich	904	181	1,212	2,297	4,525	319	1,351	6,195
Nenter	—	—	—	—	1,678	—	—	1,678
DARPA	—	—	241	241	—	—	1,252	1,252
Subtotal revenue from significant revenue agreements	1,446	142	4,701	6,289	7,534	1,022	4,737	13,293
Revenue from all other customers	8,193	—	384	8,577	3,462	—	7,442	10,904
Total revenue from all customers	$9,639	$142	$5,085	$14,866	$10,996	$1,022	$12,179	$24,197

	Nine Months Ended September 30,
(In thousands)	2018				2017
	Renewable Products	Licenses and Royalties	Grants and Collaborations	Total	Renewable Products	Licenses and Royalties	Grants and Collaborations	Total
DSM - related party	$17	$18,248	$5,611	$23,876	$10	$703	$783	$1,496
Givaudan	3,710	—	4,358	8,068	1,950	—	4,500	6,450
Firmenich	1,110	218	3,698	5,026	6,178	765	4,562	11,505
Nenter	—	—	1,000	1,000	8,003	2,633	—	10,636
DARPA	—	—	5,278	5,278	—	—	6,894	6,894
Subtotal revenue from significant revenue agreements	4,837	18,466	19,945	43,248	16,141	4,101	16,739	36,981
Revenue from all other customers	16,630	—	1,180	17,810	12,784	2,673	10,419	25,876
Total revenue from all customers	$21,467	$18,466	$21,125	$61,058	$28,925	$6,774	$27,158	$62,857

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

Contract Balances

The following table provides information about unbilled receivables, deferred revenue, and accounts receivable from contracts with customers:

(In thousands)	September 30, 2018		December 31, 2017
Unbilled receivable, current	$56		$9,340
Unbilled receivable, noncurrent	$9,767		$7,940
Deferred revenue, current	$6,698		$4,880
Deferred revenue, noncurrent	$383	(1)	$383	(1)
Accounts receivable, net	$35,564		$24,281

______________

(1)     As of September 30, 2018 and December 31, 2017, deferred revenue, noncurrent is presented in Other Noncurrent Liabilities in the consolidated balance sheets because of its insignificance.

Unbilled receivables relate to the Company’s right to consideration from DSM for (i) minimum future royalties and (ii) performance fees. The Company’s right to cash receipt for these minimum royalty amounts occurs on or before December 31, 2019. From December 31, 2017 to September 30, 2018, the combination of current and noncurrent unbilled receivables decreased by $7.5 million as the result of invoices issued to DSM during the period.

Deferred revenue, current increased by $1.8 million at September 30, 2018 resulting from a $0.8 million increase upon adoption of ASC 606 on January 1, 2018 plus the net amount of collaboration and royalty revenues invoiced in excess of amounts recognized as revenue, less $3.3 million of revenue recognized during the nine months ended September 30, 2018 that was included in deferred revenue at the beginning of the period.

Remaining Performance Obligations

The following table provides information regarding the estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) based on the Company's existing agreements with customers as of September 30, 2018.

(In thousands)	As of September 30, 2018
Remaining 2018	$3,592
2019	9,742
2020	7,742
2021 and thereafter	672
Total from all customers	$21,748

In accordance with the disclosure provisions of ASC 606, the table above excludes estimated future revenues for performance obligations that are part of a contract that has an original expected duration of one year or less or a performance obligation with variable consideration that is recognized using the sales-based royalty exception for licenses of intellectual property. Additionally, approximately $17.4 million of estimated future revenue is excluded from the table above, as that amount represents constrained variable consideration.

11. Related Party Transactions

Related Party Debt

See Note 4. "Debt" in Part I, Item 1 of this Quarterly Report on Form 10-Q for related party debt balances as of September 30, 2018 and December 31, 2017.

Related Party Accounts Receivable and Unbilled Receivables

Related party accounts receivable and unbilled receivables as of September 30, 2018 and December 31, 2017 were as follows:

(In thousands)	September 30, 2018	December 31, 2017
Accounts receivable, net:
DSM	$20,419	$3,483
Novvi	24	1,607
Total	120	238
	$20,563	$5,328
Unbilled receivable, current:
DSM	$56	$9,340
Unbilled receivable, noncurrent:
DSM	$9,767	$7,940

Related Party Joint Ventures

See Note 7, "Variable-interest Entities and Unconsolidated Investments" in Part I, Item 1 of this Quarterly Report on Form 10-Q and in Part II, Item 8 of the Annual Report on Form 10-K for information about the Company's:

•	Aprinnova joint venture with Nikko, and
•	TAB joint venture with Total

12. Stock-based Compensation

The Company’s stock option activity and related information for the nine months ended September 30, 2018 was as follows:

	Quantity of Stock Options	Weighted- average Exercise Price	Weighted- average Remaining Contractual Life, in Years	Aggregate Intrinsic Value, in Thousands
Outstanding - December 31, 2017	1,338,367	$33.40	7.7	$97
Granted	4,296,337	$5.18
Exercised	(61,750)	$3.68
Forfeited or expired	(123,253)	$28.18
Outstanding - September 30, 2018	5,449,701	$11.60	9.0	$13,721
Vested or expected to vest after September 30, 2018	5,031,524	$12.14	8.9	$12,552
Exercisable at September 30, 2018	942,636	$41.25	6.7	$1,536

The Company’s restricted stock units (RSUs) activity and related information for the nine months ended September 30, 2018 was as follows:

	Quantity of Restricted Stock Units	Weighted- average Grant- date Fair Value	Weighted- average Remaining Contractual Life, in Years
Outstanding - December 31, 2017	683,554	$8.62	1.4
Awarded	4,993,022	$5.38
RSUs released	(226,129)	$10.38
RSUs forfeited	(126,355)	$6.16
Outstanding - September 30, 2018	5,324,092	$5.57	1.8
Vested or expected to vest after September 30, 2018	5,065,108	$5.57	1.8

Stock-based compensation expense related to options and RSUs granted to employees and non-employees during the three and nine months ended September 30, 2018 and 2017 was allocated to research and development expense and sales, general and administrative expense as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2018	2017	2018	2017
Research and development	$495	$395	$1,191	$1,320
Sales, general and administrative	2,442	863	4,924	2,622
Total stock-based compensation expense	$2,937	$1,258	$6,115	$3,942

As of September 30, 2018, there was unrecognized compensation expense of $35.0 million related to stock options and RSUs. The Company expects to recognize this expense over a weighted-average period of 3.5 years.

The fair value of employee stock options was estimated using the following weighted-average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Expected dividend yield	—%	—%	—%	—%
Risk-free interest rate	2.8%	2.0%	2.7%	2.0%
Expected term (in years)	6.87	6.20	6.85	6.10
Expected volatility	79.1%	92.2%	79.6%	81.6%

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

Stock-based compensation expense for this award is recognized using a graded-vesting approach over the service period beginning at the grant date through December 31, 2022, as the Company’s management has determined that certain EBITDA milestones are probable of achievement as of September 30, 2018, The Company utilized a Monte Carlo simulation model to estimate the grant date fair value of each tranche of the award which totaled $5.1 million. For the three and nine months ended September 30, 2018, the Company recognized $0.3 million and $0.4 million, respectively, of compensation expense for this award. The assumptions used to estimate the fair value of this award with performance and market vesting conditions were as follows:

Stock Option Award with Performance and Market Vesting Conditions:
Fair value of the Company’s common stock on grant date	$5.08
Expected volatility	70%
Risk-free interest rate	2.75%
Dividend yield	0.0%

13. Subsequent Events

Conversion of August 2013 Financing Tranche I Convertible Notes Held by Total

On October 16, 2018, the August 2013 Financing Tranche I Convertible Notes (Tranche I Notes) held by Total reached maturity, and in accordance with terms of the Maturity Treatment Agreement between the Company and Total and the Tranche I Notes held by Total (see Note 4, “Debt” above and in Part II, Item 8 of the Annual Report on Form 10-K), the Tranche I Notes held by Total converted into 3,448,821 shares of common stock.

Exercise of Temasek Funding Warrant

On October 19, 2018, Maxwell (Mauritius) Pte Ltd (Temasek) exercised the Temasek Funding Warrant (see Note 6, “Stockholders’ Deficit” above and in Part II, Item 8 of the Annual Report on Form 10-K) with respect to 1,889,986 shares of common stock underlying the Temasek Funding Warrant by means of a cashless exercise, resulting in the issuance of 1,852,585 shares of common stock to Temasek.

Conversion of August 2013 Financing Tranche II Convertible Notes Held by Total

On November 8, 2018, Total converted its August 2013 Financing Tranche II Convertible Notes (Tranche II Notes), which were scheduled to mature on January 15, 2019, into shares of common stock. In connection with such conversion, the Company agreed to pay Total future interest on the Tranche II Notes being converted up to, but excluding, the maturity date for such notes, which interest was converted by Total into common stock at the conversion price for the Tranche II Notes (see Note 4, “Debt” above and in Part II, Item 8 of the Annual Report on Form 10-K). As a result of such conversion, the Tranche II Notes held by Total converted into 2,226,105 shares of common stock.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and the related notes that appear elsewhere in this Quarterly Report on Form 10-Q. These discussions contain forward-looking statements reflecting our current expectations that involve risks and uncertainties which are subject to safe harbors under the Securities Act of 1933, as amended (the Securities Act), and the Securities Exchange Act of 1934 (the Exchange Act). These forward-looking statements include, but are not limited to, statements concerning our strategy of achieving a significant reduction in net cash outflows in 2018 and 2019, aspects of our future operations, our future financial position, including the expected extension of debt maturities and obtaining project financing for a new manufacturing facility, expectations for our future revenues, margins and projected costs, expectations regarding demand and acceptance for our technologies, introductions of new products, growth opportunities and trends in the market in which we operate, prospects and plans and objectives of management. The words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “will,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward looking statements. These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those in the forward-looking statements, including, without limitation, the risks set forth in Part II, Item 1A, “Risk Factors” in this Quarterly Report on Form 10-Q, in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 and in our other filings with the Securities and Exchange Commission. We do not assume any obligation to update any forward-looking statements.

Overview and Recent Developments

Amyris, Inc. (the Company, Amyris, we, us or our) is a leading industrial biotechnology company that applies its technology platform to engineer, manufacture and sell high performance, natural, sustainably sourced products into the Health & Wellness, Clean Beauty, and Flavor & Fragrance markets. Our proven technology platform enables us to rapidly engineer microbes and use them as catalysts to metabolize renewable, plant-sourced sugars into large volume, high-value ingredients. Our biotechnology platform and industrial fermentation process replace existing complex and expensive manufacturing processes. We have successfully used our technology to develop and produce eight distinct molecules at commercial volumes.

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

We focused our initial development efforts primarily on the production of Biofene®, our brand of renewable farnesene, a long-chain, branched hydrocarbon molecule that we manufacture through fermentation using engineered microbes. Our farnesene derivatives are sold in more than 1,000 products as nutraceuticals, skincare products, fragrances, solvents, polymers, and lubricant ingredients. The commercialization of farnesene pushed us to create a more cost efficient, faster and accurate development process in the lab and drive manufacturing costs down. This investment has enabled our technology platform to rapidly develop microbial strains and commercialize target molecules. In 2014, we began manufacturing additional molecules for the Flavor & Fragrance industry; in 2015 we began investing to expand our capabilities to other small molecule chemical classes beyond terpenes via our collaboration with the Defense Advanced Research Projects Agency (DARPA), and in 2016 we expanded into proteins.

We have invested over $500 million in infrastructure and technology to create microbes that produce molecules from sugar or other feedstocks at commercial scale. This platform has been used to design, build, optimize, and upscale strains producing eight distinct molecules, leading to more than 15 commercial ingredients used in over 1,000 consumer products. Our time to market for molecules has decreased from seven years to less than a year, mainly due to our ability to leverage the technology platform we have built.

Our technology platform has been in active use since 2008 and has been integrated with our commercial production since 2011, creating an organism development process that makes us an industry leader in the successful scale-up and commercialization of biotech-produced ingredients. The key performance characteristics of our platform that differentiate us include our proprietary computational tools, strain construction tools, screening and analytics tools, and advanced lab automation and data integration. Full integration of the platform with our large-scale manufacturing capability enables us to engineer precisely with the end specification and commercial production requirements guiding our developments. Our state-of-the-art infrastructure includes industry-leading strain engineering and lab automation located in Emeryville, California, pilot scale production facilities in Emeryville, California and Campinas, Brazil, a demonstration-scale facility in Campinas, Brazil and a commercial-scale production facility in Leland, North Carolina, which is owned and operated by our Aprinnova joint venture to convert our Biofene into squalane and other final products.

Several years ago, we made the strategic decision to transition our business model from collaborating and commercializing molecules in low margin commodity markets to higher margin specialty markets. We began the transition by commercializing and supplying farnesene-derived squalane as a cosmetic ingredient sold to formulators and distributors. We then entered into collaboration and supply agreements for the development and commercialization of molecules within the Flavor & Fragrance and Cosmetic Ingredients markets where we utilize our strain generation technology to develop molecules that meet the customer’s rigorous specifications.

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

In the first half of 2017, management made the decision to monetize the use of one of our lower margin molecules, farnesene, in certain fields of use (e.g., the human and animal health and nutrition field) while retaining any associated royalties. We began discussions with our partners and ultimately made the decision to license farnesene to DSM for use in these fields, which we announced in November 2017. Management also made the decision to sell to DSM our subsidiary Amyris Brazil Ltda, which operated our Brotas manufacturing facility. We completed the transaction on December 28, 2017.

Brotas was built to batch manufacture one commodity product at a time (originally for high-volume production of biofuels, a business the Company has exited), which is an inefficient manufacturing process that is not suited for the high margin specialty markets in which we operate today. We currently manufacture nine specialty products and will be increasing the number of specialty products we manufacture by two to three products a year. The inefficiencies we experienced included idling the facility for two weeks at a time to prepare for the next product batch manufacture. These inefficiencies caused our cost of goods sold to be significantly higher. With the sale of Brotas, we expect that our gross margins will markedly improve due to the reduction in manufacturing costs caused by these inefficiencies. Additionally, we are currently constructing our new production facility in Brazil, which will allow for the manufacture of four products concurrently and over 10 different products annually. As part of the December 2017 sale of Brotas, we contracted with DSM for the use of Brotas to manufacture products for us to fulfill our product supply commitments to our customers until our new production facility becomes operational in late 2019. We have expanded the new facility's design to produce both our specialty ingredients portfolio and our new sweetener product.

As discussed above, on December 28, 2017, we completed the sale of Amyris Brasil, which operated our Brotas production facility, to DSM and concurrently entered into a series of commercial agreements and a credit agreement with DSM. At closing, we received $33.0 million in cash for the capital stock of Amyris Brasil, which is subject to certain post-closing working capital adjustments and reimbursements from DSM contingent on DSM’s utilization of certain Brazilian tax benefits it acquired with its purchase of Amyris Brasil. We used $12.6 million of the cash proceeds received to repay certain indebtedness of Amyris Brasil. The total fair value of the consideration in connection with the sales agreement for Amyris Brasil was $56.9 million and resulted in a pretax gain of $5.7 million from continuing operations.

Concurrent with the sale of Amyris Brasil, we entered into a series of commercial agreements with DSM including (i) a license agreement to DSM of our farnesene product for DSM to use in the Vitamin E and Lubricants specialty markets; (ii) a value share agreement that DSM will pay specified royalties representing a portion of the profit on the sale of Vitamin E produced from farnesene sold under the supply agreement with Nenter & Co., Inc. (“Nenter”) assigned to DSM; (iii) a performance agreement to perform research and development to optimize farnesene for production and sale of farnesene products; and (iv) a transition services agreement where we provide finance, legal, logistics, and human resource services to support the Brotas facility under DSM ownership for a six-month period with a DSM option to extend for six additional months. At closing, DSM paid to us a nonrefundable license fee of $27.5 million and a nonrefundable minimum royalty revenue payment (previously referred to as value share) of $15.0 million. DSM also agreed to pay the Company nonrefundable minimum royalty amounts in 2018 and 2019. The future nonrefundable minimum annual royalty payments were determined to be fixed and determinable with a fair value of $17.8 million, and were included as part of the total arrangement consideration subject to allocation of this overall multiple-element divestiture transaction. See Note 10, “Significant Revenue Agreements” in Part II, Item 8 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 (the 10-K) for a full listing and details of agreements entered into with DSM. Additionally, we entered into a $25.0 million credit agreement with DSM that we used to repay all outstanding amounts under the Guanfu Note; see Note 4, “Debt” in Part II, Item 8 of our Annual Report on Form 10-K.

In the second quarter of 2018, we successfully demonstrated our industrial process at full scale to produce a high-purity, zero calorie sweetener derived from sugar cane.  The molecule we are producing from sugar cane, Reb M, is recognized as the leading natural sweetener, but when derived from the Stevia plant, is found in very limited quantities along with many impurities that leave an unacceptable taste in the mouth of the consumer. The Reb M we produce from sugar cane is more sustainable, lower cost, and has a specific technical profile that is advantaged in taste and total process economics for blends and formulations. Initial feedback on our samples has been very positive due to this unique sweetness profile and the lack of the undesired taste impact of Stevia plant sourced and other fermentation and bio transformation Reb products on the market. Our FDA Generally Regarded As Safe (GRAS) filing has been initiated and we will have commercial quantities of product produced at DSM's Brotas facility by the end of the year.

In June 2018, we and our contract manufacturer, Antibióticos de León (“ADL”), executed an amendment to our January 2018 production agreement, thereby providing us additional tank capacity at ADL’s production facility in León, Spain. This amendment was necessary to provide additional, cost-effective manufacturing capability to meet higher than expected product demand from our partners. The amended agreement includes a commitment to running a certain number of batches at ADL’s production facility from the period September 1, 2018 through December 31, 2019 for up to four of our products.

On June 29, 2018, we closed a $36 million term loan with Great American Capital Partners, LLC (GACP), a subsidiary of B. Riley Capital Management, LLC, an SEC Registered Investment Advisor and wholly-owned subsidiary of B. Riley Financial, Inc. The term loan matures on July 1, 2021, subject to certain early maturity conditions. Cash proceeds from the term loan were used to pay off the Company’s senior secured loan facility with Stegodon and the related party R&D Note with Total Raffinage Chimie SA. The term loan also includes an additional $35 million accordion credit facility that provides us with another option for financing construction of a production facility, if necessary. See Note 4. "Debt" in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information.

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

In the third quarter of 2018, we entered into a supply and distribution agreement for our new, sugarcane-derived, zero calorie sweetener with ASR Group, the world’s largest cane sugar refiner. Also in the third quarter of 2018, we entered into a license and collaboration agreement with a subsidiary of Yifan Pharmaceutical Co., Ltd., which is one of the leading Chinese pharmaceutical companies.

Sales and Revenue

We recognize revenue from product sales, license fees and royalties, and grants and collaborations.

We have research and development collaboration arrangements for which we receive payments from our collaborators, which include The Defense Advanced Research Projects Agency (DARPA), affiliates of Koninklijke DSM N.V. (DSM), Firmenich SA (Firmenich), Givaudan International SA (Givaudan), and others. Some of our collaboration arrangements provide for advance payments to us in consideration for grants of exclusivity or research efforts that we will perform, and others require us to achieve milestones prior to receiving payments. In addition, all of our non-government partnerships include commercial terms for the supply of molecules we successfully scale-up and produce at commercial volumes, and we expect such partnerships will contribute revenues from product sales and royalties (previously referred to as value share) if and when such molecules are commercialized. See Note 10, “Revenue Recognition” in Part I, Item 1 of this Quarterly Report on Form 10-Q, and Note 10, “Significant Revenue Agreements” in Part II, Item 8 of our Annual Report on Form 10-K, for additional information.

We currently, through contract manufacturers, produce nine specialty products and are continuing to identify new opportunities to apply our technology and deliver sustainable access to key molecules. As a result, we have a pipeline that is expected to commercialize two to three new molecules each year over the coming years. We are currently finalizing the commercial terms for the molecules we expect to commercialize during the fourth quarter of 2018, including our Reb-M product that is a superior sweetener and sugar replacement for food and beverages.

As part of the DSM acquisition of our farnesene-for-Vitamin-E business, we will receive a royalty payment on all Nenter sales of Vitamin E utilizing farnesene produced and sold by DSM from our technology. DSM agreed to pay us minimum royalties totaling $33.1 million for 2018, 2019 and 2020, the first three years of the agreement. These minimum royalty payments are creditable against future royalties due should the total royalties from Nenter not meet or exceed the minimum royalty payments.

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

For more information about our critical accounting estimates and policies, see Note 1, "Basis of Presentation and Summary of Significant Accounting Policies" in Part I, Item 1 of this Quarterly Report on Form 10-Q and Part II, Item 8 of our Annual Report on Form 10-K.

Results of Operations

Revenue

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2018	2017	2018	2017
Revenue
Renewable products	$9,639	$10,996	$21,467	$28,925
Licenses and royalties	142	1,022	18,466	6,774
Grants and collaborations	5,085	12,179	21,125	27,158
Total revenue	$14,866	$24,197	$61,058	$62,857

Three Months Ended September 30, 2018 and 2017

Total revenue decreased by 39% to $14.9 million for the three months ended September 30, 2018, compared to the same period in 2017. The decrease was primarily due to a $7.1 million decrease in grants and collaborations revenue and a $1.4 million decrease in renewable products revenue.

Renewable products revenue decreased by 12% to $9.6 million for the three months ended September 30, 2018, compared to the same period in 2017, primarily due to the assignment of certain farnesene supply agreements to DSM and discontinuing the sales of low-margin products, partly offset by a $1.6 million increase in revenue from Biossance products.

Licenses and royalties revenue decreased by 86% to $0.1 million for the three months ended September 30, 2018, compared to the same period in 2017, due to a license fee in 2017 from DSM for which there was no comparable revenue in 2018.

Grants and collaborations revenue decreased by 58% to $5.1 million for the three months ended September 30, 2018, compared to the same period in 2017, primarily due to one-time revenue in 2017 upon the termination of a Braskem/Michelin agreement, and lower grant revenue from DARPA.

Nine Months Ended September 30, 2018 and 2017

Total revenue decreased by 3% to $61.1 million for the nine months ended September 30, 2018, compared to the same period in 2017, due to decreases in revenue from renewable products and grants and collaborations, partially offset by a substantial increase in revenue from licenses and royalties.

Renewable products revenue decreased by 26% to $21.5 million for the nine months ended September 30, 2018, compared to the same period in 2017. The decline was primarily attributable to the assignment of certain farnesene supply agreements to DSM and discontinuing low-margin product sales, partially offset by a $3.0 million increase in revenue from Biossance products.

Licenses and royalties revenue increased by 173% to $18.5 million for the nine months ended September 30, 2018, compared to the same period in 2017, due to Vitamin E royalty revenues from DSM.

Grants and collaborations revenue decreased by 22% to $21.1 million for the nine months ended September 30, 2018, compared to the same period in 2017, primarily due to no collaboration revenue in 2018 from Braskem/Michelin and Biogen and decreased grant revenue from DARPA, partially offset by an increase in collaboration revenue from DSM.

Costs and Operating Expenses

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2018	2017	2018	2017
Cost and operating expenses
Cost of products sold	$8,574	$17,637	$19,873	$47,684
Research and development	16,445	15,185	50,545	44,141
Sales, general and administrative	21,026	15,454	59,972	44,253
Total cost and operating expenses	$46,045	$48,276	$130,390	$136,078

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

Three Months Ended September 30, 2018 and 2017

Cost of products sold decreased by 51% to $8.6 million for the three months ended September 30, 2018, compared to the same period in 2017, primarily due to the (i) December 2017 sale of our Brotas production facility to DSM, which substantially reduced our fixed production costs, (ii) the assignment of certain farnesene supply agreements to DSM with a resulting 12% decrease in renewable products revenue, and (iii) our discontinuing manufacturing of low-margin products.

Nine Months Ended September 30, 2018 and 2017

Cost of products sold decreased by 58% to $19.9 million for the nine months ended September 30, 2018, compared to the same period in 2017, primarily due to (i) December 2017 sale of our Brotas production facility to DSM, which substantially reduced our fixed production costs, (ii) the assignment of certain farnesene supply agreements to DSM with a resulting 26% decrease in renewable products revenue, and (iii) our discontinuing manufacturing of low-margin products.

Research and Development Expenses

Three Months Ended September 30, 2018 and 2017

Research and development expenses increased by 8% to $16.4 million for the three months ended September 30, 2018, compared to the same period in 2017, due to increases in headcount to support new product development and one-time costs related to product development.

Nine Months Ended September 30, 2018 and 2017

Research and development expenses increased by 15% to $50.5 million for the nine months ended September 30, 2018, compared to the same period in 2017, due to increases in headcount to support new product development and one-time costs related to product development.

Sales, General and Administrative Expenses

Three Months Ended September 30, 2018 and 2017

Sales, general and administrative expenses increased by 36% to $21.0 million for the three months ended September 30, 2018, compared to the same period in 2017, primarily due to increases in headcount to support our growth and expansion, professional services costs, and one-time costs associated with a contract termination.

Nine Months Ended September 30, 2018 and 2017

Sales, general and administrative expenses increased by 36% to $60.0 million for the nine months ended September 30, 2018, compared to the same period in 2017, primarily due to increases in headcount to support our growth and expansion, and professional services costs.

Other (Expense) Income, Net

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2018	2017	2018	2017
Other income (expense):
Interest expense	$(8,658)	$(7,733)	$(25,687)	$(29,219)
Gain (loss) from change in fair value of derivative instruments	(25,048)	(18,728)	(64,596)	9,933
Gain (loss) upon extinguishment of derivative liability	(1,782)	16,036	75	25,489
Gain (loss) upon extinguishment of debt	—	461	(26)	(3,067)
Other income (expense), net	(1,654)	(136)	1,282	(576)
Total other income (expense), net	$(37,142)	$(10,100)	$(88,952)	$2,560

Three Months Ended September 30, 2018 and 2017

Total other expense, net was $37.1 million for the three months ended September 30, 2018, compared to total other expense, net of $10.1 million for the same period in 2017. The $27.0 million increase was primarily due to a $17.8 million change from gain to loss upon extinguishment of derivative liabilities, a $6.3 million increase in loss from change in fair value of derivative instruments, and a $1.5 million increase in other expense, which was comprised of $3.2 million of issuance costs incurred in connection with our August 2018 secondary offering, less a $1.7 million mark-to-market gain on our equity investment in SweeGen.

The loss upon extinguishment of derivative liability of $1.8 million in 2018 was due to warrant exercises and exchanges that occurred in the three months ended September 30, 2018; see Note 6, “Stockholders’ Deficit” in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.

Nine Months Ended September 30, 2018 and 2017

Total other expense, net was $89.0 million for the nine months ended September 30, 2018, compared to total other income, net of $2.6 million for the same period in 2017. The $91.5 million change was primarily due to (i) a $74.5 million change from gain to loss from change in fair value of derivative instruments, and (ii) a $25.4 million change from gain to loss upon extinguishment of derivative liabilities. These increases in loss were partly offset by (i) a $3.5 million decrease in interest expense that resulted from a decrease in average debt balances, (ii) a $3.0 million decrease in loss upon extinguishment of debt, and (iii) a $1.9 million change from other expense to other income, which was comprised of a $3.5 million mark-to-market gain related to our equity investment in SweeGen, partially offset by $3.2 million of issuance costs incurred in connection with our August 2018 secondary offering

The loss from change in fair value of derivative instruments for the nine months ended September 30, 2018 was the result of a significant increase in derivative instruments issued, and a 112% increase in our stock price during the nine months ended September 30, 2018.

(Provision for) Benefit from Income Taxes

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2018	2017	2018	2017
(Provision for) benefit from income taxes	$—	$318	$—	$49

Three Months Ended September 30, 2018 and 2017

For the three months ended September 30, 2018, we recorded a provision for income taxes of zero, and for the three months ended September 30, 2017, we recorded a benefit from income taxes of $318,000. The benefit for the three months ended September 30, 2017 was comprised of an accrual of Brazilian withholding tax on intercompany interest, offset by an income tax benefit in continuing operations related to foreign exchange movement in other comprehensive income. No additional provision for income taxes has been made, net of the valuation allowance, due to cumulative losses since the commencement of operations.

Nine Months Ended September 30, 2018 and 2017

For the nine months ended September 30, 2018, we recorded a provision for income taxes of zero, and for the nine months ended September 30, 2017, we recorded a benefit from income taxes of $49,000. The benefit for the nine months ended September 30, 2017 was comprised of an accrual of Brazilian withholding tax on intercompany interest, offset by an income tax benefit in continuing operations related to foreign exchange movement in other comprehensive income. No additional provision for income taxes has been made, net of the valuation allowance, due to cumulative losses since the commencement of operations.

Liquidity and Capital Resources

(In thousands)	September 30, 2018	December 31, 2017
Working capital deficit, excluding cash and cash equivalents and short-term investments	$(105,586)	$(59,598)
Cash and cash equivalents	$19,045	$57,059
Debt and capital lease obligations	$171,929	$166,318
Accumulated deficit	$(1,367,235)	$(1,206,767)

	Nine Months Ended September 30,
(In thousands)	2018	2017
Net cash (used in) provided by:
Operating activities	$(87,953)	$(102,652)
Investing activities	$(6,362)	$2,512
Financing activities	$54,666	$88,744

Liquidity. We have incurred significant operating losses since our inception, and we expect to continue to incur losses and negative cash flows from operations through at least the next 12 months following issuance of the financial statements. As of September 30, 2018, we had negative working capital, excluding cash and cash equivalents and short-term investments, of $105.6 million, (compared to negative working capital (excluding cash) of $59.6 million as of December 31, 2017), an accumulated deficit of $1.4 billion, and cash and cash equivalents of $19.0 million (compared to $57.1 million as of December 31, 2017).

As of September 30, 2018, our debt (including related party debt), net of deferred discount and issuance costs of $21.5 million, totaled $171.1 million, of which $108.9 million is classified as current. However, $23.3 million of current maturities was converted into common stock in October and November 2018, thereby reducing our short-term maturities by $23.3 million; see Note 13, "Subsequent Events" in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information. The Company's debt service obligations through November 30, 2019 are $111.4 million (excluding $25.0 million of principal that will be mandatorily converted into common stock upon maturity), including $15.7 million of anticipated cash interest payments. Our debt agreements contain various covenants, including certain restrictions on our business that could cause us to be at risk of defaults, such as restrictions on additional indebtedness and cross-default clauses. A failure to comply with the covenants, or cure non-compliance or obtain waivers for covenants violations, and other provisions of our debt instruments, including any failure to make a payment when required, would generally result in events of default under such instruments, which could permit acceleration of such indebtedness. If such indebtedness is accelerated, it would generally also constitute an event of default under our other outstanding indebtedness, permitting acceleration of a substantial portion of our outstanding indebtedness. During the three months ended September 30, 2018, we did not meet certain covenants with one lender and obtained waivers; see Note 4, “Debt” in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information. However, there is no guarantee that we will not violate these covenants in the future or be able to obtain waivers for future violations.

Our consolidated financial statements as of and for the three months ended September 30, 2018 have been prepared on the basis that we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. Due to the factors described above, there is substantial doubt about our ability to continue as a going concern within one year after the date that these financial statements are issued. Our ability to continue as a going concern will depend, in large part, on our ability to begin achieving positive cash flows from operations within the next 12 months, to extend existing debt maturities, which is uncertain. The financial statements do not include any adjustments that might result from the outcome of this uncertainty, which could have a material adverse effect on our financial condition. In addition, if we are unable to continue as a going concern, we may be unable to meet our obligations under our existing debt facilities, which could result in an acceleration of our obligation to repay all amounts outstanding under those facilities, and we may be forced to liquidate our assets. In such a scenario, the values we receive for our assets in liquidation or dissolution could be significantly lower than the values reflected in our financial statements.

Our operating plan for the next 12 months contemplates a significant reduction in our net cash outflows, resulting from (i) revenue growth from sales of existing and new products such as Reb-M with positive gross margins, (ii) reduced production costs as a result of anticipated efficiencies, and (iii) cash inflows from grants, collaborations and license fees.

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

For additional information, see the following Notes in “Notes to Condensed Consolidated Financial Statements” included in Part I, Item 1 of this Quarterly Report on Form 10-Q and/or in “Notes to Consolidated Financial Statements” included in Part II, Item 8 of the 10-K:

•	Note 4, "Debt"
•	Note 5, "Mezzanine Equity"
•	Note 6, "Stockholders' Deficit"

Cash Flows during the Nine Months Ended September 30, 2018 and 2017

Cash Flows from Operating Activities

Our primary uses of cash from operating activities are costs related to the production and sale of our products and personnel-related expenditures, offset by cash received from renewable product sales, licenses and royalties, and grants and collaborations.

For the nine months ended September 30, 2018, net cash used in operating activities was $88.0 million, consisting primarily of a $158.3 million net loss, partially offset by $82.7 million of favorable non-cash adjustments that were primarily comprised of a $64.6 million loss on change in fair value of derivative instruments, $10.6 million of debt discount amortization, $6.1 million of stock-based compensation and $4.0 million of depreciation and amortization on property, plant and equipment. Additionally, there was a $12.4 million decrease in working capital.

For the nine months ended September 30, 2017, net cash used in operating activities was $102.7 million, consisting primarily of a $70.6 million net loss, a $19.4 million decrease in working capital and $12.6 million of unfavorable non-cash adjustments primarily comprised of $35.1 million of non-cash gains in connection with derivative instruments, partially offset by $10.1 million of debt discount amortization, $8.1 million of depreciation and amortization on property, plant and equipment, and $3.9 million of stock-based compensation.

Cash Flows from Investing Activities

Our investing activities consist primarily of capital expenditures and changes in short-term investments.

For the nine months ended September 30, 2018, net cash used in investing activities was $6.4 million, primarily comprised of $6.4 million of property, plant and equipment purchases, which included $2.1 million of capitalized internal labor costs required to automate, integrate and ready certain laboratory and plant equipment for its intended use.

For the nine months ended September 30, 2017, net cash provided by investing activities was $2.5 million, which was comprised of a $3.0 million decrease in short-term investments, partly offset by $0.5 million of property, plant and equipment purchases.

Cash Flows from Financing Activities

For the nine months ended September 30, 2018, net cash provided by financing activities was $54.7 million, primarily due to $60.5 million of net proceeds from the issuance of common stock upon the exercise of warrants and $35.1 million of net proceeds from debt issuance, partly offset by $42.0 million of debt principal payments.

For the nine months ended September 30, 2017, net cash provided by financing activities was $88.7 million, primarily due to $101.4 million of net proceeds from the issuance of convertible preferred stock and $14.0 million of net proceeds from debt issuance, partly offset by $26.7 million of debt principal payments.

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

Contractual Obligations

The following is a summary of our contractual obligations as of September 30, 2018:

Year Ended December 31, (In thousands)	Total	2018	2019	2020	2021	2022	Thereafter
Principal payments on debt (1)	$169,735	$625	$95,035	$3,827	$55,839	$12,251	$2,158
Interest payments on debt (2)	31,792	5,398	11,374	7,588	5,860	1,165	407
Operating leases	38,334	2,776	9,966	7,675	7,237	7,410	3,270
Principal payments on capital leases	812	130	484	195	3	—	—
Interest payments on capital leases	46	13	29	4	—	—	—
Purchase obligations (3)	15,738	650	2,436	12,652	—	—	—
Total	$256,457	$9,592	$119,324	$31,941	$68,939	$20,826	$5,835

 _____________

(1)	Principal payments on debt shown above include a total of $25.0 million in 2018 and 2019 subject to a Maturity Treatment Agreement, which will be converted to common stock at maturity, subject to there being no default under the terms of the debt.
(2)	Does not include any obligations related to make-whole interest or down-round provisions. The fixed interest rates are more fully described in Note 4, "Debt" in Part 1, Item 1 of this Quarterly Report on Form 10-Q and Part II, Item 8 of the 10-K.
(3)	Purchase obligations are comprised of noncancelable contractual obligations.

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

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our outstanding debt obligations, including embedded derivatives therein. We generally invest our cash in accounts and instruments with short maturities or with frequent interest reset terms. Accordingly, our interest income fluctuates with short-term market conditions. As of September 30, 2018, our investment portfolio consisted of certificates of deposit, which are highly liquid. Due to the short-term nature of our investment portfolio, we do not believe that an immediate 10% increase in interest rates would have a material effect on the fair value of our portfolio. Since we believe we have the ability to liquidate our investment portfolio, we expect that our operating results or cash flows would not be materially affected by a sudden change in market interest rates on the portfolio.

As of September 30, 2018, 81% of our outstanding debt is in fixed rate instruments. The remaining 19% of our outstanding debt is comprised of variable-rate loans under the GACP secured term loan facility, for which the interest rate is based on the U.S. prime rate, subject to a rate floor (see Note 4, “Debt” in Part 1, Item 1 of this Quarterly Report on Form 10-Q for additional information). As a result, changes in interest rates could affect interest expense and payments in relation to that component of our debt.

In addition, changes in interest rates may significantly affect the fair value of our derivative liabilities (see Note 3, "Fair Value Measurement" in Part 1, Item 1 of this Quarterly Report on Form 10-Q).

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

Our permanent investment in Brazil was $17.8 million as of September 30, 2018 ($17.8 million as of December 31, 2017), using the exchange rate at each date. A hypothetical 10% adverse change in Brazilian real exchange rates would have had an adverse impact to Other Comprehensive Loss of $1.8 million as of September 30, 2018 ($1.8 million as of December 31, 2017).

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

At September 30, 2018, our management, with the participation of our CEO and CFO, evaluated the effectiveness of our disclosure controls and procedures. Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were not effective as of September 30, 2018. This conclusion was based on the material weakness in our internal control over financial reporting described in Part II, Item 9A “Controls and Procedures” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 (the 10-K). The material weakness has not been remediated as of September 30, 2018.

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

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended September 30, 2018, having completed our assessment and analysis of key control deficiencies during the previous quarter, we continued to implement additional review controls over routine transactions and more robust review procedures over our more complex and non-routine transactions. We continue to address and supplement our resource needs with qualified personnel possessing the appropriate level of technical accounting expertise and we continue to make progress in addressing the material weakness in our internal control over financial reporting described in the 10-K. Otherwise, there were no changes in our internal control over financial reporting during the fiscal quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We are taking further actions to remediate the material weakness in our internal control over financial reporting and will report on those actions in upcoming Quarterly and Annual Reports on Form 10-Q and 10-K, respectively.

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

Subsequent to the filing of the Securities Class Action Complaint, four separate purported shareholder “derivative” complaints were filed based on substantially the same facts as the Securities Class Action Complaint (the Derivative Complaints). The Derivative Complaints named Amyris, Inc. as a nominal defendant and named a number of the Company’s then-current officers and directors as additional defendants. . The lawsuits seek to recover, on the Company's behalf, unspecified damages purportedly sustained by the Company in connection with allegedly misleading statements and/or omissions made in connection with the Company’s securities filings. The Derivative Complaints also seek a series of changes to the Company’s corporate governance policies, restitution to the Company from the individual defendants, and an award of attorneys’ fees.  Two of the Derivative Complaints were filed in the U.S. District Court for the Northern District of California (together, the Federal Derivative Cases): Bonner v. John Melo, et al., Case No. 4:17-cv-04719, filed August 15, 2017, and Goldstein v. John Melo, et al., Case No. 3:17-cv-04927, filed on August 24, 2017. On September 19, 2017, an order was entered consolidating the Federal Derivative Cases into a single consolidated action, captioned: In re Amyris, Inc., Shareholder Derivative Litigation, Lead Case No. 2:15-cv-04719, and ordering the plaintiffs to file a consolidated complaint or designate an operative complaint by November 3, 2017. On November 3, 2017, the plaintiffs in the Federal Derivative Cases filed a Notice of Designation of Operative Complaint, designating the complaint filed in the Bonner case as the operative complaint. On December 21, 2017, the defendants filed a motion to dismiss the Federal Derivative Cases; and on March 9, 2018, the Court granted defendants’ motion to dismiss. On March 29, 2018, the plaintiffs filed an Amended Complaint with the Court. On May 4, 2018, the defendants filed a motion to dismiss the Amended Complaint; and on July 23, 2018, the Court granted defendants’ motion to dismiss the amended complaint with prejudice and entered judgment in favor of the defendants. The remaining two Derivative Complaints were filed in the Superior Court for the State of California (together, the State Derivative Cases): Gutierrez v. John G. Melo, et al., Case. No. BC 665782, filed on June 20, 2017, in the Superior Court for the County of Los Angeles, and Soleimani v. John G. Melo, et al., Case No. RG 17865966, filed on June 29, 2017, in the Superior Court for the County of Alameda. On August 31, 2017, the Gutierrez case was transferred to the Superior Court for the State of California, County of Alameda and assigned a case number, RG17876383. On August 30, 2018, the parties in the State Derivative Cases filed a joint stipulation and proposed order to dismiss the State Derivative Cases without prejudice, and on September 4, 2018, the court entered an order to that effect.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On August 17, 2018 and August 20, 2018, we issued warrants to purchase an aggregate of 12,097,164 shares of our common stock (the August 2018 Warrants) to Foris Ventures, LLC, Vivo Capital Fund VIII, L.P. and Vivo Capital Surplus Fund VIII, L.P., in exchange for such holders exercising for cash certain of their outstanding warrants to purchase shares of our common stock, representing an aggregate of 10,452,504 shares issued and proceeds to the Company of $46.0 million, and surrendering certain of their other outstanding warrants to purchase shares of our common stock, which were not then exercisable for any shares, for cancellation, pursuant to warrant exercise agreements (the Warrant Exercise Agreements) entered into with such holders. The August 2018 Warrants have an exercise price of $7.52 per share and a term of 21 months from the date of issuance, do not contain any non-standard anti-dilution protection, only permit exercise after the six-month anniversary of issuance, and only permit “cashless” or “net” exercise after such time to the extent that there is not an effective registration statement covering the resale of the shares of common stock issuable upon exercise. See Note 6, “Stockholders’ Deficit” in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.

B. Riley FBR, Inc. acted as our advisor in connection with the issuance of the August 2018 Warrants. The August 2018 Warrants were issued in private placements pursuant to the exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended (the Securities Act), and Regulation D promulgated under the Securities Act. The holders of the August 2018 Warrants are existing stockholders and are affiliated with members of our Board of Directors: Foris Ventures, LLC, which acquired August 2018 Warrants to purchase 4,877,386 shares of our common stock, is affiliated with director John Doerr; and Vivo Capital Fund VIII, L.P. and Vivo Capital Surplus Fund VIII, L.P., which acquired August 2018 Warrants to purchase an aggregate of 7,219,778 shares of our common stock, are affiliated with director Frank Kung. The holders acquired the August 2018 Warrants for investment purposes only and without intent to resell, were able to fend for themselves in these transactions, and are accredited investors as defined in Rule 501 of Regulation D promulgated under Section 3(b) of the Securities Act, and appropriate restrictions were set forth in the warrant exercise agreements and the August 2018 Warrants. These holders had adequate access, through their relationships with us, to information about us.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 5. OTHER INFORMATION

Loan and Security Agreement Amendment

On November 14, 2018, we entered into an amendment to the LSA (see Note 4, “Debt” in Part I, Item 1 of this Quarterly Report on Form 10-Q) with GACP Finance Co., LLC. Pursuant to the amendment, (i) the minimum revenue requirement in the LSA for the two fiscal quarters ending December 31, 2018 was reduced, (ii) the interest rate for the loans under the LSA was increased to the sum of (i) the greater of (A) the prime rate as reported in the Wall Street Journal and (B) 4.0%, plus (ii) 8.25%, (iii) the prepayment charge for the loans under the LSA was increased to (A) if the prepayment occurs prior to June 29, 2019, the sum of (x) 3% of the amount being prepaid plus (y) all required remaining scheduled interest payments which would have been due on the amount being prepaid through June 28, 2019, (B) if the prepayment occurs on or after June 29, 2019 and prior to June 29, 2020, 2% of the amount being prepaid and (C) if the prepayment occurs on or after June 29, 2020 and prior to June 29, 2021, 1% of the amount being prepaid and (iv) the minimum liquidity requirement in the LSA was increased by $5.0 million.

ITEM 6. EXHIBITS

Exhibit
No.	Description
4.01	Common Stock Purchase Warrant issued August 17, 2018 by registrant to Foris Ventures, LLC
4.02	Common Stock Purchase Warrant issued August 17, 2018 by registrant to Vivo Capital Fund VIII, L.P.
4.03	Common Stock Purchase Warrant issued August 17, 2018 by registrant to Vivo Capital Surplus Fund VIII, L.P.
4.04	Amendment, dated August 17, 2018, to Common Stock Purchase Warrant issued May 11, 2017 by registrant to Foris Ventures, LLC
4.05	Amendment, dated August 17, 2018, to Common Stock Purchase Warrant issued May 11, 2017 by registrant to Foris Ventures, LLC
4.06	Amendment, dated August 17, 2018, to Common Stock Purchase Warrant issued August 3, 2017 by registrant to Vivo Capital Fund VIII, L.P.
4.07	Amendment, dated August 17, 2018, to Common Stock Purchase Warrant issued August 3, 2017 by registrant to Vivo Capital Surplus Fund VIII, L.P.
4.08	Common Stock Purchase Warrant issued August 20, 2018 by registrant to Vivo Capital Fund VIII, L.P.
4.09	Common Stock Purchase Warrant issued August 20, 2018 by registrant to Vivo Capital Surplus Fund VIII, L.P.
10.01	Warrant Exercise Agreement, dated August 17, 2018, between registrant and Foris Ventures, LLC
10.02	Warrant Exercise Agreement, dated August 17, 2018, between registrant and Vivo Capital Fund VIII, L.P.
10.03	Warrant Exercise Agreement, dated August 17, 2018, between registrant and Vivo Capital Surplus Fund VIII, L.P.
10.04	Amendment No. 1, dated August 24, 2018, to the Loan and Security Agreement, dated June 29, 2018, by and among registrant, certain of registrant’s subsidiaries and GACP Finance Co., LLC, as administrative agent and lender
31.01	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(c) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.02	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(c) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.01*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.02*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*This certification shall not be deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

AMYRIS, INC.

By:	/s/ John G. Melo
John G. Melo
President and Chief Executive Officer (Principal Executive Officer)
November 15, 2018

By:	/s/ Kathleen Valiasek
Kathleen Valiasek
Chief Financial Officer (Principal Financial Officer)
November 15, 2018

