Form 10-K/A
period 2018-12-31
AMYRIS, INC.
filed 2019-10-04
CIK 1365916

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

Number of shares of the registrant’s common stock outstanding as of September 26, 2019: 103,400,207

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends the Annual Report on Form 10-K of Amyris, Inc. (the “Company”) for the fiscal year ended December 31, 2018 (the “Form 10-K”), as filed with the Securities and Exchange Commission (the “SEC”) on October 1, 2019 (the “Original Filing Date”).

This Amendment is being filed solely (i) for the purpose of furnishing Exhibit 101 (Interactive Data Files) to the Form 10-K, which was not included in the original filing of the Form 10-K with the SEC on the Original Filing Date, (ii) to correct administrative errors in the content of (A) the Report of Independent Registered Public Accounting Firm of BDO USA, LLP (the “BDO Report”), the Company’s independent registered public accounting firm for the fiscal year ended December 31, 2017, contained in Part II, Item 8 of the Form 10-K and (B) the Reports of Independent Registered Public Accounting Firm of Macias Gini & O’Connell LLP (the “MGO Reports”), the Company’s independent registered public accounting firm for the fiscal year ended December 31, 2018, contained in Part II, Item 8 and Part II, Item 9A of the Form 10-K, respectively and (iii) to correct certain other immaterial errors in Part II, Item 8 of the Form 10-K as set forth below.

The BDO Report and MGO Reports in the Form 10-K incorrectly contained certain references to September 30, 2019, when the correct date was October 1, 2019. Accordingly, such reports have been updated to refer to the correct date.

In addition, (i) certain references to “Contract assets” in the financial statement tables and related disclosure in Part II, Item 8 of the Form 10-K have been amended to refer to “Accounts receivable, unbilled – related party”, (ii) a line item for “Accounts receivable, unbilled, noncurrent - related party” has been added to the “Contract Balances” table in Note 10, “Revenue Recognition” in Part II, Item 8 of this Amendment, (iii) the amount of federal NOL and state NOL carryovers written off by the Company as a result of events occurring during the year ended December 31, 2017, disclosed in Note 14, “Income Taxes” in Part II, Item 8 of the Form 10-K, has been corrected, (iv) certain legend references and explanations in the tables in Note 2, “Restatement of 2017 Consolidated Financial Statements” and the “2017 and 2018 Quarterly Data – Restated Condensed Consolidated Financial Statements” section immediately after Note 16, “Subsequent Events” in Part II, Item 8 of the Form 10-K have been updated by deleting unused explanations, expanding or conforming certain explanations and adding certain explanations that were inadvertently excluded from such tables and (v) certain typographical errors in the financial statement tables and related disclosure in Part II, Item 8 of the Form 10-K have been corrected to conform to the correct disclosure provided elsewhere in Part II, Item 8 of the Form 10-K.

No other changes have been made to the Form 10-K. This Amendment speaks as of the Original Filing Date and does not reflect events that may have occurred subsequent to the Original Filing Date, and, except as expressly set forth herein, does not modify or update in any way the disclosures made in the Form 10-K.

Pursuant to Rule 12b-15 promulgated under the Securities Exchange Act of 1934, this Amendment sets forth the complete text of Part II, Item 8 and Part II, Item 9A of the Form 10-K as amended hereby.  Part IV, Item 15 of this Amendment reflects (i) new consents of BDO USA, LLP and Macias Gini & O’Connell LLP, (ii) Exhibit 101 (Interactive Data Files) and (iii) new certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Section 906 of the Sarbanes-Oxley Act of 2002, each of which is filed or furnished herewith, as applicable.

AMYRIS, INC.

FORM 10-K/A

FOR THE YEAR ENDED DECEMBER 31, 2018

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

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated October 1, 2019 expressed an adverse opinion thereon.

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

San Jose, California

October 1, 2019

AMYRIS, INC.

CONSOLIDATED BALANCE SHEETS

December 31, (In thousands, except shares and per share amounts)	2018	2017
		(As Restated, Note 2)
Assets
Current assets:
Cash and cash equivalents	$45,353	$57,059
Restricted cash	741	2,994
Accounts receivable, net of allowance of $642 and $619, respectively	16,003	18,953
Accounts receivable related party, net of allowance of $0 and $23, respectively	1,349	4,767
Accounts receivable, unbilled – related party	8,021	9,901
Inventories	9,693	5,408
Deferred cost of products sold, current - related party	489	—
Prepaid expenses and other current assets	10,566	4,919
Total current assets	92,215	104,001
Property, plant and equipment, net	19,756	13,892
Accounts receivable, unbilled, noncurrent - related party	1,203	7,940
Deferred cost of products sold, noncurrent - related party	2,828	—
Restricted cash, noncurrent	960	959
Recoverable taxes from Brazilian government entities	3,005	1,445
Other assets	7,958	12,559
Total assets	$127,925	$140,796
Liabilities, Mezzanine Equity and Stockholders' Deficit
Current liabilities:
Accounts payable	$26,844	$15,515
Accrued and other current liabilities	28,979	29,202
Contract liabilities(1)	8,236	4,308
Debt, current portion (includes instrument measured at fair value of $57,918 and $0, respectively)	124,010	36,924
Related party debt, current portion	23,667	20,019
Total current liabilities	211,736	105,968
Long-term debt, net of current portion	43,331	60,220
Related party debt, net of current portion	18,689	46,541
Derivative liabilities	42,796	116,497
Other noncurrent liabilities	23,192	23,658
Total liabilities	339,744	352,884
Commitments and contingencies (Note 9)
Mezzanine equity:
Contingently redeemable common stock (Note 6)	5,000	5,000
Stockholders’ deficit:
Preferred stock - $0.0001 par value, 5,000,000 shares authorized as of December 31, 2018 and 2017, and 14,656 and 22,171 shares issued and outstanding as of December 31, 2018 and 2017, respectively	—	—
Common stock - $0.0001 par value, 250,000,000 shares authorized as of December 31, 2018 and 2017, respectively; 76,564,829 and 45,637,433 shares issued and outstanding as of December 31, 2018 and 2017, respectively	8	5
Additional paid-in capital	1,346,996	1,114,546
Accumulated other comprehensive loss	(43,343)	(42,156)
Accumulated deficit	(1,521,417)	(1,290,420)
Total Amyris, Inc. stockholders’ deficit	(217,756)	(218,025)
Noncontrolling interest	937	937
Total stockholders' deficit	(216,819)	(217,088)
Total liabilities, mezzanine equity and stockholders' deficit	$127,925	$140,796

______________

(1)	The balance in contract liabilities at December 31, 2017 represents deferred revenue, current prior to the Company's adoption of ASC 606, "Revenue".

See accompanying notes to consolidated financial statements.

AMYRIS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended December 31, (In thousands, except shares and per share amounts)	2018	2017
		(As Restated, Note 2)
Revenue
Renewable products (includes related party revenue of $360 and $1,291, respectively)	$33,598	$42,370
Licenses and royalties, net (includes related party revenue of $5,958 and $57,972, respectively)	7,658	48,703
Grants and collaborations (includes related party revenue of $4,735 and $1,679, respectively)	22,348	36,598
Total revenue (includes related party revenue of $11,053 and $60,942, respectively)	63,604	127,671
Cost and operating expenses
Cost of products sold	36,698	62,307
Research and development	68,722	57,562
Sales, general and administrative	90,902	63,853
Impairment of other assets	3,865	–
Total cost and operating expenses	200,187	183,722
Loss from operations	(136,583)	(56,051)
Other income (expense)
(Loss) gain on divestiture	(1,778)	5,732
Interest expense	(42,703)	(37,081)
Loss from change in fair value of derivative instruments	(30,880)	(48,852)
Gain from change in fair value of debt	2,082	–
Loss upon extinguishment of debt	(17,424)	(11,897)
Other income (expense), net	(2,949)	(956)
Total other expense, net	(93,652)	(93,054)
Loss before income taxes	(230,235)	(149,105)
Provision for income taxes	–	(6,877)
Net loss attributable to Amyris, Inc.	(230,235)	(155,982)
Less deemed dividend related to beneficial conversion feature on Series A preferred stock	–	(562)
Less deemed dividend related to beneficial conversion feature on Series B preferred stock	–	(634)
Less deemed dividend related to beneficial conversion feature on Series D preferred stock	–	(5,757)
Less deemed dividend upon settlement of make-whole provision on Series A preferred stock	–	(10,505)
Less deemed dividend upon settlement of make-whole provision on Series B preferred stock	–	(22,632)
Less deemed dividend related to the recognition of discounts on Series A preferred stock upon conversion	–	(21,578)
Less deemed dividend related to the recognition of discounts on Series B preferred stock upon conversion	–	(24,366)
Less deemed dividend related to proceeds discount upon conversion of Series D preferred stock	(6,852)	–
Add: losses allocated to participating securities	13,991	40,159
Net loss attributable to Amyris, Inc. common stockholders	$(223,096)	$(201,857)

Weighted-average shares of common stock outstanding used in computing net loss per share of common stock, basic and diluted	60,405,910	32,253,570
Basic and diluted loss per share	$(3.69)	$(6.26)

See accompanying notes to consolidated financial statements.

AMYRIS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

Years Ended December 31, (In thousands)	2018	2017
		(As Restated, Note 2)
Comprehensive loss:
Net loss	$(230,235)	$(155,982)
Foreign currency translation adjustment	(1,187)	(1,252)
Comprehensive loss attributable to Amyris, Inc.	$(231,422)	$(157,234)

See accompanying notes to consolidated financial statements.

AMYRIS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT AND MEZZANINE EQUITY

	Preferred Stock		Common Stock
(In thousands, except number of shares)	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Noncontrolling Interest	Total Stockholders' Deficit	Mezzanine Equity - Common Stock
December 31, 2016	–	–	18,273,921	$2	$990,895	$(40,904)	$(1,134,438)	$937	$(183,508)	$5,000
Issuance of Series A preferred stock for cash	22,140	–	–	–	562	–	–	–	562	–
Issuance of Series B preferred stock upon conversion of debt, net of issuance costs of $0	40,204	–	–	–	11,530	–	–	–	11,530	–
Issuance of Series B preferred stock for cash, net of issuance costs of $860	55,700	–	–	–	16,675	–	–	–	16,675	–
Issuance of Series D preferred stock for cash, net of issuance costs of $176	12,958	–	–	–	6,197	–	–	–	6,197	–
Issuance of common stock due to rounding from reverse stock split	–	–	6,473	–	–	–	–	–	–	–
Issuance of common stock for cash	–	–	2,826,711	–	5,527	–	–	–	5,527	–
Issuance of common stock upon conversion of preferred stock	(108,831)	–	17,274,017	3	–	–	–	–	3	–
Issuance of common stock upon conversion of debt	–	–	2,257,786	–	12,687	–	–	–	12,687	–
Issuance of common stock for settlement of debt principal payments	–	–	1,246,165	–	10,707	–	–	–	10,707	–
Issuance of common stock for settlement of debt interest payments	–	–	400,967	–	3,436	–	–	–	3,436	–
Issuance of common stock upon exercise of warrants	–	–	3,148,097	–	50,449	–	–	–	50,449	–
Issuance of common stock upon restricted stock settlement	–	–	156,104	–	(385)	–	–	–	(385)	–
Issuance of common stock upon ESPP purchase	–	–	47,058	–	–	–	–	–	–	–
Issuance of common stock upon exercise of stock options	–	–	134	–	1	–	–	–	1	–
Beneficial conversion feature of Series A preferred stock	–	–	–	–	562	–	–	–	562	–
Deemed dividend on beneficial conversion feature of Series A preferred stock	–	–	–	–	(562)	–	–	–	(562)	–
Beneficial conversion feature to related party of Series B preferred stock	–	–	–	–	634	–	–	–	634	–
Deemed dividend to related party on beneficial conversion feature of Series B preferred stock	–	–	–	–	(634)	–	–	–	(634)	–
Beneficial conversion feature of Series D preferred stock	–	–	–	–	5,757	–	–	–	5,757	–
Deemed dividend on beneficial conversion feature of Series D preferred stock	–	–	–	–	(5,757)	–	–	–	(5,757)	–
Deemed dividend on preferred stock discounts upon conversion of Series A preferred stock	–	–	–	–	21,578	–	–	–	21,578	–
Deemed dividend on preferred stock discounts upon conversion of Series A preferred stock	–	–	–	–	(21,578)	–	–	–	(21,578)	–
Deemed dividend on preferred stock discounts upon conversion of Series B preferred stock	–	–	–	–	24,366	–	–	–	24,366	–
Deemed dividend on preferred stock discounts upon conversion of Series B preferred stock	–	–	–	–	(24,366)	–	–	–	(24,366)	–
Settlement of make-whole provision on Series A preferred stock	–	–	–	–	10,505	–	–	–	10,505	–
Deemed dividend upon settlement of make-whole provision on Series A preferred stock	–	–	–	–	(10,505)	–	–	–	(10,505)	–
Settlement of make-whole provision on Series B preferred stock	–	–	–	–	22,632	–	–	–	22,632	–
Deemed dividend upon settlement of make-whole provision on Series B preferred stock	–	–	–	–	(22,632)	–	–	–	(22,632)	–
Stock-based compensation	–	–	–	–	6,265	–	–	–	6,265	–
Foreign currency translation adjustment	–	–	–	–	–	(1,252)	–	–	(1,252)	–
Net loss (As Restated, Note 2)	–	–	–	–	–	–	(155,982)	–	(155,982)	–

December 31, 2017 (As restated, Note 2)	22,171	–	45,637,433	$5	$1,114,546	$(42,156)	$(1,290,420)	$937	$(217,088)	$5,000
Cumulative effect of change in accounting principle for ASC 606 (see "Significant Accounting Policies" in Note 1)	–	–	–	–	–	–	(762)	–	(762)	–
Issuance of common stock upon exercise of warrants	–	–	20,891,038	2	62,152	–	–	–	62,154	–
Settlement of derivatives liability upon exercise of warrants	–	–	–	–	108,670	–	–	–	108,670
Issuance of common stock in private placement, net of issuance costs of $0	–	–	205,168	–	1,415	–	–	–	1,415	–
Issuance of common stock in private placement - related party, net of issuance costs of $0	–	–	1,643,991	–	6,050	–	–	–	6,050	–
Issuance of common stock upon conversion of preferred stock	(7,515)	–	1,548,480	–	–	–	–	–	–	–
Deemed dividend on preferred stock discounts upon conversion of Series D preferred stock	–	–	–	–	6,852	–	–	–	6,852	–
Deemed dividend on preferred stock discounts upon conversion of Series D preferred stock	–	–	–	–	(6,852)	–	–	–	(6,852)	–
Issuance of common stock upon conversion of convertible notes	–	–	5,674,926	1	42,368	–	–	–	42,369	–
Issuance of common stock for settlement of debt interest payments	–	–	238,898	–	1,800	–	–	–	1,800	–
Issuance of common stock upon exercise of stock options	–	–	70,807	–	288	–	–	–	288	–
Issuance of common stock upon ESPP purchase	–	–	246,230	–	777	–	–	–	777	–
Issuance of common stock and payment of minimum employee taxes withheld upon net share settlement of restricted stock	–	–	407,858	–	(260)	–	–	–	(260)	–
Stock-based compensation	–	–	–	–	9,190	–	–	–	9,190	–
Foreign currency translation adjustment	–	–	–	–	–	(1,187)	–	–	(1,187)	–
Net loss	–	–	–	–	–	–	(230,235)	–	(230,235)	–
December 31, 2018	14,656	–	76,564,829	$8	$1,346,996	$(43,343)	$(1,521,417)	$937	$(216,819)	$5,000

See accompanying notes to consolidated financial statements.

AMYRIS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31,	2018	2017
(In thousands)		(As Restated, Note 2)
Operating activities
Net loss	$(230,235)	$(155,982)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss from change in fair value of derivative liabilities	30,880	48,852
Loss upon conversion or extinguishment of debt	17,424	11,897
Amortization of debt discount	16,602	15,239
Stock-based compensation	9,190	6,265
Modification of warrants recorded as legal expense	6,764	–
Depreciation and amortization	4,921	11,358
Issuance costs on warrant exercises for cash	4,389	–
Loss on impairment of other assets	3,865	–
Debt issuance costs expensed due to fair value option	3,810	–
Loss (gain) on divestiture	1,778	(5,732)
Loss on disposal of property, plant and equipment	941	142
Gain on foreign currency exchange rates	(2,223)	(1,230)
Gain from change in fair value of debt	(2,082)	–
Noncash revenue reduction related to issuance of debt obligations under Ginkgo Partnership Agreement	–	13,413
Receipt of noncash consideration in connection with license revenue	–	(8,046)
Changes in assets and liabilities:
Accounts receivable	7,448	(19,647)
Accounts receivable, unbilled – related party	8,056	(7,940)
Inventories	(4,416)	(3,126)
Deferred cost of products sold	(3,317)	–
Prepaid expenses and other assets	(6,383)	(18,730)
Accounts payable	11,603	5,452
Accrued and other liabilities	8,461	13,877
Contract liabilities	3,158	(7,241)
Net cash used in operating activities	(109,366)	(101,179)
Investing activities
Purchases of property, plant and equipment	(12,472)	(4,412)
Proceeds from divestiture, net of cash transferred	–	54,827
Maturities of short-term investments	–	12,403
Sale of short-term investments	–	676
Purchase of short-term investments	–	(11,786)
Net cash (used in) provided by investing activities	(12,472)	51,708
Financing activities
Proceeds from issuance of debt, net of issuance costs	94,371	18,925
Proceeds from exercise of warrants, net of issuance costs	57,767	–
Proceeds from issuance of common stock in private placements, net of issuance costs	1,415	–
Proceeds from ESPP purchases	777	–
Proceeds from exercises of common stock options	288	–
Principal payments on debt	(41,668)	(37,500)
Debt issuance costs incurred in connection with debt instrument accounted at fair value	(3,752)	–
Principal payments on capital leases	(981)	–
Payment of minimum employee taxes withheld upon net share settlement of restricted stock units	(260)	(385)
Proceeds from issuance of convertible preferred stock	–	98,246
Proceeds from issuance of common stock in August 2017 offering	–	5,759
Issuance costs incurred	–	(2,159)
Payment of swap termination	–	(3,113)
Payment on early redemption of debt	–	(1,909)
Net cash provided by financing activities	107,957	77,864
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(77)	186
Net (decrease) increase in cash, cash equivalents and restricted cash	(13,958)	28,579
Cash, cash equivalents and restricted cash at beginning of year	61,012	32,433
Cash, cash equivalents and restricted cash at end of year	$47,054	$61,012

Reconciliation of cash, cash equivalents and restricted cash to the consolidated balance sheets
Cash and cash equivalents	$45,353	$57,059
Restricted cash, current	741	2,994
Restricted cash, noncurrent	960	959
Total cash, cash equivalents and restricted cash	$47,054	$61,012

Amyris, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS, Continued

Years Ended December 31, (In thousands)	2018	2017
		(As Restated, Note 2)
Supplemental disclosures of cash flow information:
Cash paid for interest	$18,524	$11,539
Supplemental disclosures of non-cash investing and financing activities:
Derecognition of derivative liabilities upon exercise of warrants	$108,670	$–
Issuance of common stock upon conversion of convertible notes	$24,970	$28,702
Issuance of common stock - related party	$6,050	$–
Accrued interest added to debt principal	$3,664	$2,816
Issuance of common stock for settlement of debt principal and interest payments	$1,800	$3,436
Cumulative effect adjustment of ASC 606	$762	$–
Financing of insurance premium under note payable	$495	$467
Financing of equipment under financing leases	$271	$–
Issuance of preferred stock attributed to derivative liabilities	$–	$72,725
Issuance of convertible preferred stock upon conversion of debt	$–	$40,204
Settlement of debt principal by a related party	$–	$25,000
Issuance of note payable in exchange for debt extinguishment with third party	$–	$16,954
Issuance of common stock for settlement of debt	$–	$10,708

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

Consolidated Balance Sheet

The following table presents the Company's consolidated balance sheet at December 31, 2017 as previously reported, restatement adjustments and as restated (in thousands):

	December 31, 2017
(In thousands)	As Previously Reported	Corrections	Ref.	As Restated
Assets
Current assets:
Cash and cash equivalents	$57,059	$—		$57,059
Restricted cash	2,994	—		2,994
Accounts receivable, net	24,281	(5,328)	a	18,953
Accounts receivable - related party, net	9,340	(4,573)	a	4,767
Accounts receivable, unbilled - related party	—	9,901		9,901
Inventories	5,408	—		5,408
Prepaid expenses and other current assets	5,525	(606)	b	4,919
Total current assets	104,607	(606)		104,001
Property, plant and equipment, net	13,892	—		13,892
Accounts receivable, unbilled, noncurrent – related party	7,940	—		7,940
Restricted cash, noncurrent	959	—		959
Recoverable taxes from Brazilian government entities	1,445	—		1,445
Other assets	22,640	(10,081)	c	12,559
Total assets	$151,483	$(10,687)		$140,796
Liabilities, Mezzanine Equity and Stockholders' Deficit
Current liabilities:
Accounts payable	$15,921	$(406)	d	$15,515
Accrued and other current liabilities	29,402	(200)	e	29,202
Contract liabilities	4,880	(572)	f	4,308
Debt, current portion	36,924	—		36,924
Related party debt, current portion	20,019	—		20,019
Total current liabilities	107,146	(1,178)		105,968
Long-term debt, net of current portion	61,893	(1,673)	g	60,220
Related party debt, net of current portion	46,541	—		46,541
Derivative liabilities	119,978	(3,481)	h	116,497
Other noncurrent liabilities	10,632	13,026	i	23,658
Total liabilities	346,190	6,694		352,884
Commitments and contingencies
Mezzanine equity:
Contingently redeemable common stock	5,000	—		5,000
Stockholders’ deficit:
Preferred stock	—	—		—
Common stock - $0.0001 par value	5	—		5
Additional paid-in capital	1,048,274	66,272	j	1,114,546
Accumulated other comprehensive loss	(42,156)	—		(42,156)
Accumulated deficit	(1,206,767)	(83,653)	k	(1,290,420)
Total Amyris, Inc. stockholders’ deficit	(200,644)	(17,381)		(218,025)
Noncontrolling interest	937	—		937
Total stockholders' deficit	(199,707)	(17,381)		(217,088)
Total liabilities, mezzanine equity and stockholders' deficit	$151,483	$(10,687)		$140,796

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

Consolidated Statement of Operations

The following table presents the Company's consolidated statements of operations for the year ended December 31, 2017 as previously reported, restatement adjustments and as restated (in thousands, except per share amounts):

	Year Ended December 31, 2017
(In thousands, except shares and per share amounts)	As Previously Reported	Reclassifications(1)	Corrections	Ref	As Restated

Renewable products	$45,781	$(3,411)	$–		$42,370
Licenses and royalties	57,703	6,774	(15,774)	ab	48,703
Grants and collaborations	39,960	(3,363)	1		36,598
Total revenue	143,444	–	(15,773)		127,671
Cost and operating expenses		–
Cost of products sold	62,713	–	(406)	ad	62,307
Research and development	57,027	(72)	607	ae	57,562
Sales, general and administrative	63,219	72	562	af	63,853
Total cost and operating expenses	182,959	–	763		183,722
Loss from operations	(39,515)	–	(16,536)		(56,051)
Other income (expense)
(Loss) gain on divestiture	5,732	–	–		5,732
Interest expense	(34,033)	–	(3,048)	ah	(37,081)
(Loss) gain from change in fair value of derivative instruments	(1,742)	–	(47,110)	ai	(48,852)
Loss upon extinguishment of debt	(1,521)	–	(10,376)	ak	(11,897)
Other income (expense), net	(955)	–	(1)		(956)
Total other expense, net	(32,519)	–	(60,535)		(93,054)
Loss before income taxes	(72,034)	–	(77,071)		(149,105)
Provision for income taxes	(295)	–	(6,582)	am	(6,877)
Net loss attributable to Amyris, Inc.	(72,329)	–	(83,653)		(155,982)
Less deemed dividend on capital distribution to related parties	(8,648)	–	8,648	an	–
Less deemed dividend related to beneficial conversion feature on Series A preferred stock	(562)	–	–		(562)
Less deemed dividend related to beneficial conversion feature on Series B preferred stock	(634)	–	–		(634)
Less deemed dividend related to beneficial conversion feature on Series D preferred stock	(5,757)	–	–		(5,757)
Less deemed dividend upon settlement of make-whole provision on Series A preferred stock	–	–	(10,505)	ap	(10,505)
Less deemed dividend upon settlement of make-whole provision on Series B preferred stock	–	–	(22,632)	aq	(22,632)
Less deemed dividend related to proceeds discount and issuance costs upon conversion of Series A preferred stock	–	–	(21,578)	ar	(21,578)
Less deemed dividend related to proceeds discount and issuance costs upon conversion of Series B preferred stock	–	–	(24,366)	as	(24,366)
Less cumulative dividends on Series A and Series B preferred stock	(5,439)	–	5,439	aw	–
Add: losses allocated to participating securities	–	–	40,159	au	40,159
Net loss attributable to Amyris, Inc. common stockholders	$(93,369)	–	$(108,488)		$(201,857)

Net loss per share attributable to common stockholders
Basic and diluted	$(2.89)				$(6.26)
Weighted-average shares of common stock outstanding used in computing loss per share of common stock:
Basic and diluted	32,253,570				32,253,570

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

	Year Ended December 31, 2017
(In thousands)	As Previously Reported	Corrections(1)	As Restated

Operating activities
Net loss	$(72,329)	(83,653)	$(155,982)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	11,358	–	11,358
(Gain) loss on disposal of property, plant and equipment	142	–	142
Stock-based compensation	6,265	–	6,265
Amortization of debt discount	12,490	2,749	15,239
(Gain) loss upon extinguishment of debt	1,521	10,376	11,897
Receipt of equity in connection with collaboration arrangements revenue	(2,661)	2,661	–
(Gain) loss from change in fair value of derivative liabilities	1,742	47,110	48,852
(Gain) loss on foreign currency exchange rates	(1,230)	–	(1,230)
Noncash revenue reduction related to issuance of debt obligations	–	13,413	13,413
Non-cash gain on divestiture	(5,732)	–	(5,732)
Receipt of noncash consideration in connection with license revenue	(8,046)	–	(8,046)
Changes in assets and liabilities:
Accounts receivable	(19,647)	–	(19,647)
Accounts receivable, unbilled – related party	(7,940)	–	(7,940)
Inventories	(3,126)	–	(3,126)
Prepaid expenses and other assets	(19,336)	606	(18,730)
Accounts payable	5,858	(406)	5,452
Accrued and other liabilities	7,295	6,582	13,877
Contract liabilities	(7,241)	–	(7,241)
Net cash used in operating activities	(100,617)	(562)	(101,179)
Investing activities
Proceeds from divestiture	54,827	–	54,827
Change in short-term investments	712	581	1,293
Change in restricted cash	865	(865)	–
Purchases of property, plant and equipment	(4,412)	–	(4,412)
Net cash (used in) provided by investing activities	51,992	(284)	51,708
Financing activities
Proceeds from issuance of convertible preferred stock	101,124	(2,878)	98,246
Proceeds from exercises of common stock options	160	(160)	–
Payment of minimum employee taxes withheld upon net share settlement of restricted stock units	(385)	–	(385)
Proceeds from issuance of common stock in August 2017 offering	–	5,759	5,759
Issuance costs incurred	–	(2,159)	(2,159)
Change in restricted cash related to contingently redeemable common stock	1,046	(1,046)	–
Proceeds from issuance of debt, net of issuance costs	18,925	–	18,925
Principal payments on debt	(37,500)	–	(37,500)
Payment of swap termination	(3,113)	–	(3,113)
Payment on early redemption of debt	(1,909)	–	(1,909)
Net cash provided by financing activities	78,348	(484)	77,864
Effect of exchange rate changes on cash, cash equivalents and restricted cash	186	–	186
Net (decrease) increase in cash, cash equivalents and restricted cash	29,909	(1,330)	28,579
Cash, cash equivalents and restricted cash at beginning of year	27,150	5,283	32,433
Cash, cash equivalents and restricted cash at end of year	$57,059	3,953	61,012

Reconciliation of cash, cash equivalents and restricted cash to the consolidated balance sheets
Cash and cash equivalents			$57,059
Restricted cash, current			2,994
Restricted cash, noncurrent			959
Total cash, cash equivalents and restricted cash			$61,012

Supplemental disclosures of cash flow information:
Cash paid for interest	$11,539	$–	$11,539
Supplemental disclosures of non-cash investing and financing activities:
Issuance of common stock upon conversion of debt	$28,702	$–	$28,702
Accrued interest added to debt principal	$2,816	$–	$2,816
Issuance of common stock for settlement of debt principal and interest payments	$3,436	$–	$3,436
Financing of insurance premium under note payable	$467	$–	$467
Issuance of convertible preferred stock upon conversion of debt	$40,204	$–	$40,204
Settlement of debt principal by a related party	$25,000	$–	$25,000
Issuance of note payable in exchange for debt extinguishment with third party	$16,954	$–	$16,954
Issuance of common stock for settlement of debt	$10,708	$–	$10,708
Issuance of preferred stock attributed to derivative liabilities	$–	$72,725	$72,725

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

The following table presents the calculation of basic and diluted net loss per share of common stock attributable to Amyris, Inc. common stockholders:

Years Ended December 31, (In thousands, except shares and per share amounts)	2018	2017
		(As Restated, Note 2)
Net loss attributable to Amyris, Inc.	(230,235)	(155,982)
Less deemed dividend related to beneficial conversion feature on Series A preferred stock	—	(562)
Less deemed dividend related to beneficial conversion feature on Series B preferred stock	—	(634)
Less deemed dividend related to beneficial conversion feature on Series D preferred stock	—	(5,757)
Less deemed dividend upon settlement of make-whole provision on Series A preferred stock	—	(10,505)
Less deemed dividend upon settlement of make-whole provision on Series B preferred stock	—	(22,632)
Less deemed dividend related to the recognition of discounts on Series A preferred stock upon conversion	—	(21,578)
Less deemed dividend related to the recognition of discounts on Series B preferred stock upon conversion	—	(24,366)
Less deemed dividend related to proceeds discount upon conversion of Series D preferred stock	(6,852)	—
Add: losses allocated to participating securities	13,991	40,159
Net loss attributable to Amyris, Inc. common stockholders	$(223,096)	$(201,857)

Denominator:
Weighted-average shares of common stock outstanding used in computing net loss per share of common stock, basic and diluted	60,405,910	32,253,570
Basic and diluted loss per share	$(3.69)	$(6.26)

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

Contract Assets and Liabilities

When a contract results in revenue being recognized in excess of the amount the Company has invoiced or has the right to invoice to the customer, a contract asset is recognized. Contract assets are transferred to accounts receivable, net when the rights to the consideration become unconditional. Contract assets are presented as Accounts receivable, unbilled – related party on the consolidated balance sheets.

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

Contract Balances

The following table provides information about accounts receivable and contract liabilities from contracts with customers:

December 31, (In thousands)	2018	2017
Accounts receivable, net	$16,003	$18,953
Accounts receivable - related party, net	$1,349	$4,767
Accounts receivable, unbilled - related party	$8,021	$9,901
Accounts receivable, unbilled, noncurrent - related party	$1,203	$7,940
Contract liabilities(1)	$8,236	$4,308
Contract liabilities, noncurrent(2)	$1,587	$–

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

In addition to the amounts shown above, there were the following amounts on the consolidated balance sheet at December 31, 2018:

•     a total of $8.0 million of unbilled receivables from DSM, in the lines captioned “Accounts receivable, unbilled - related party” and “Accounts receivable, unbilled, noncurrent - related party”; and

•     $4.3 million of contingent consideration receivable from DSM in the line captioned "Other assets".

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

As of December 31, 2018, the Company had federal net operating loss carryforwards of approximately $290.7 million and state net operating loss carryforwards $154.3 million, available to reduce future taxable income, if any. The Internal Revenue Code of 1986, as amended, imposes restrictions on the utilization of net operating losses in the event of an “ownership change” of a corporation. Accordingly, a company’s ability to use net operating losses may be limited as prescribed under Internal Revenue Code Section 382 (IRC Section 382). Events that may cause limitations in the amount of the net operating losses that the Company may use in any one year include, but are not limited to, a cumulative ownership change of more than 50% over a three-year period. During the year ended December 31, 2017, the Company experienced a cumulative ownership change of greater than 50%. As such, net operating losses generated prior to that change are subject to an annual limitation on their use. Due to the limitations imposed, the Company wrote-off $456.2 million and $115.5 million of federal NOL and state NOL carryovers that are expected to expire before they can be utilized. Additionally, the Company wrote-off $14.7 million of its historical federal research and development credit carryovers as a result of the limitations. As of December 31, 2018, the Company had foreign net operating loss carryovers of $7.3 million.

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

2017 and 2018 Quarterly Data - Restated Condensed Consolidated Balance Sheets

(In thousands)	March 31, 2017	June 30, 2017	September 30, 2017	December 31, 2017	March 31, 2018	June 30, 2018	September 30, 2018
	Restated	Restated	Restated	Restated	Restated	Restated	Restated
Assets
Current assets:
Cash and cash equivalents	$1,297	$5,078	$15,865	$57,059	$24,084	$14,050	$19,045
Restricted cash	301	3,815	4,078	2,994	2,454	1,846	1,258
Short-term investments	1,188	1,556	1,743	—	—	130	—
Accounts receivable, net	8,122	15,958	14,843	18,953	6,035	9,567	15,001
Accounts receivable - related party, net	416	1,431	10,079	4,767	18,695	4,265	7,581
Accounts receivable, unbilled - related party	—	—	—	9,901	9,247	12,683	56
Inventories	7,077	5,729	6,410	5,408	4,998	6,632	6,260
Prepaid expenses and other current assets	5,652	7,440	9,244	4,919	7,340	4,687	5,541
Total current assets	24,053	41,007	62,262	104,001	72,853	53,860	54,742
Property, plant and equipment, net	53,045	49,303	50,130	13,892	13,262	15,300	16,622
Accounts receivable, unbilled - related party, noncurrent	—	—	—	7,940	7,940	9,747	9,767
Restricted cash, noncurrent	958	958	958	959	959	959	959
Recoverable taxes from Brazilian government entities	—	—	—	1,445	1,226	1,057	1,053
Other assets	17,388	18,204	21,998	12,559	12,287	14,329	14,396
Total assets	$95,444	$109,472	$135,348	$140,796	$108,527	$95,252	$97,539
Liabilities, Mezzanine Equity and Stockholders' Deficit
Current liabilities:
Accounts payable	$16,453	$13,575	$19,314	$15,515	$15,648	$19,206	$11,380
Accrued and other current liabilities	32,211	29,873	28,883	29,202	27,702	22,746	37,711
Contract liabilities	3,487	6,029	4,594	4,308	9,376	6,971	4,026
Debt, current portion	15,290	7,954	6,070	36,924	35,950	60,105	62,056
Related party debt, current portion	34,165	5,331	5,634	20,019	27,171	49,669	47,020
Total current liabilities	101,606	62,762	64,495	105,968	115,847	158,697	162,193
Long-term debt, net of current portion	132,425	107,906	106,699	60,220	60,462	43,763	43,788
Related party debt, net of current portion	39,724	40,920	43,736	46,541	39,147	17,834	18,256
Derivative liabilities	5,144	58,606	75,767	116,497	174,152	133,845	93,561
Other noncurrent liabilities	23,462	20,767	18,271	23,658	22,436	22,073	21,293
Total liabilities	302,361	290,961	308,968	352,884	412,044	376,212	339,091
Commitments and contingencies
Mezzanine equity:
Contingently redeemable common stock	5,000	5,000	5,000	5,000	5,000	5,000	5,000
Stockholders’ deficit:
Common stock - $0.0001 par value	2	3	4	5	5	5	6
Additional paid-in capital	1,000,200	1,050,670	1,115,371	1,114,546	1,116,859	1,154,625	1,268,679
Accumulated other comprehensive loss	(40,581)	(42,003)	(40,601)	(42,156)	(42,293)	(43,120)	(43,314)
Accumulated deficit	(1,172,475)	(1,196,096)	(1,254,331)	(1,290,420)	(1,384,025)	(1,398,407)	(1,472,860)
Total Amyris, Inc. stockholders’ deficit	(212,854)	(200,256)	(179,557)	(218,025)	(309,454)	(286,897)	(247,489)
Noncontrolling interest	937	937	937	937	937	937	937
Total stockholders' deficit	(211,917)	(199,319)	(178,620)	(217,088)	(308,517)	(285,960)	(246,552)
Total liabilities, mezzanine equity and stockholders' deficit	$95,444	$109,472	$135,348	$140,796	$108,527	$95,252	$97,539

2017 and 2018 Quarterly Data - Restated Condensed Consolidated Statements of Operations

2017

(In thousands, except shares and per share amounts)	Three Months Ended March 31, 2017	Three Months Ended June 30, 2017	Six Months Ended June 30, 2017	Three Months Ended September 30, 2017	Nine Months Ended September 30, 2017	Three Months Ended December 31, 2017	Year Ended December 31, 2017
	Restated	Restated	Restated	Restated	Restated	Restated	Restated

Renewable products	$8,037	$9,892	$17,929	$10,996	$28,925	$13,445	$42,370
Licenses and royalties	255	1,236	1,491	4,483	5,974	42,729	48,703
Grants and collaborations	4,688	10,291	14,979	12,179	27,158	9,440	36,598
Total revenue	12,980	21,419	34,399	27,658	62,057	65,614	127,671
Cost and operating expenses
Cost of products sold	12,768	16,197	28,965	17,637	46,602	15,705	62,307
Research and development	14,778	14,178	28,956	15,185	44,141	13,421	57,562
Sales, general and administrative	12,778	16,583	29,361	15,454	44,815	19,038	63,853
Total cost and operating expenses	40,324	46,958	87,282	48,276	135,558	48,164	183,722
Loss from operations	(27,344)	(25,539)	(52,883)	(20,618)	(73,501)	17,450	(56,051)
Other income (expense)
(Loss) gain on divestiture	—	—	—	—	—	5,732	5,732
Interest expense	(12,850)	(9,973)	(22,823)	(8,433)	(31,256)	(5,825)	(37,081)
(Loss) gain from change in fair value of derivative instruments	2,339	26,322	28,661	(29,827)	(1,166)	(47,686)	(48,852)
Loss upon extinguishment of debt	96	(14,000)	(13,904)	461	(13,443)	1,546	(11,897)
Other income (expense), net	(319)	(121)	(440)	(136)	(576)	(380)	(956)
Total other expense, net	(10,734)	2,228	(8,506)	(37,935)	(46,441)	(46,613)	(93,054)
Loss before income taxes	(38,078)	(23,311)	(61,389)	(58,553)	(119,942)	(29,163)	(149,105)
Provision for income taxes	41	(310)	(269)	318	49	(6,926)	(6,877)
Net loss attributable to Amyris, Inc.	(38,037)	(23,621)	(61,658)	(58,235)	(119,893)	(36,089)	(155,982)
Less deemed dividend related to beneficial conversion feature on Series A preferred stock	—	(562)	(562)	—	(562)	—	(562)
Less deemed dividend related to beneficial conversion feature on Series B preferred stock	—	—	—	(634)	(634)	—	(634)
Less deemed dividend related to beneficial conversion feature on Series D preferred stock	—	—	—	(5,757)	(5,757)	—	(5,757)
Less deemed dividend upon settlement of make-whole provision on Series A preferred stock	—	(9,453)	(9,453)	(1,026)	(10,479)	(26)	(10,505)
Less deemed dividend upon settlement of make-whole provision on Series B preferred stock	—	—	—	(21,992)	(21,992)	(640)	(22,632)
Less deemed dividend related to proceeds discount and issuance costs upon conversion of Series A preferred stock	—	(18,362)	(18,362)	(1,784)	(20,146)	(1,432)	(21,578)
Less deemed dividend related to proceeds discount and issuance costs upon conversion of Series B preferred stock	—	—	—	(24,366)	(24,366)	—	(24,366)
Add: losses allocated to participating securities	—	12,214	12,985	28,103	38,813	4,996	40,159
Net loss attributable to Amyris, Inc. common stockholders	$(38,037)	$(39,784)	$(77,050)	$(85,691)	$(165,016)	$(33,191)	$(201,857)

Loss per share attributable to common stockholders:
Basic and diluted	$(1.97)	$(1.71)	$(3.63)	$(2.34)	$(6.12)	$(0.69)	$(6.26)
Weighted-average shares of common stock outstanding used in computing loss per share of common stock:
Basic and diluted	19,268,060	23,200,460	21,248,306	36,643,901	26,982,385	47,895,238	32,253,570

92

2018

Results of Operations

(In thousands, except shares and per share amounts)	Three Months Ended March 31, 2018	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018
	Restated	Restated	Restated	Restated	Restated

Renewable products	$5,195	$6,633	$11,828	$9,639	$21,467
Licenses and royalties	7,955	(513)	7,442	142	7,584
Grants and collaborations	4,709	8,939	13,648	4,534	18,182
Total revenue	17,859	15,059	32,918	14,315	47,233
Cost and operating expenses
Cost of products sold	5,315	6,534	11,849	8,574	20,423
Research and development	17,825	15,669	33,494	16,445	49,939
Sales, general and administrative	18,100	19,454	37,554	27,239	64,793
Total cost and operating expenses	41,240	41,657	82,897	52,258	135,155
Loss from operations	(23,381)	(26,598)	(49,979)	(37,943)	(87,922)
Other income (expense)
(Loss) gain on divestiture	(1,778)	—	(1,778)	—	(1,778)
Interest expense	(9,978)	(9,580)	(19,558)	(9,180)	(28,738)
(Loss) gain from change in fair value of derivative instruments	(58,357)	21,990	(36,367)	(24,797)	(61,164)
Loss upon extinguishment of debt	—	(26)	(26)	—	(26)
Other income (expense), net	692	(168)	524	(2,533)	(2,009)
Total other expense, net	(69,421)	12,216	(57,205)	(36,510)	(93,715)
Loss before income taxes	(92,802)	(14,382)	(107,184)	(74,453)	(181,637)
Provision for income taxes	—	—	—	—	—
Net loss attributable to Amyris, Inc.	(92,802)	(14,382)	(107,184)	(74,453)	(181,637)
Less deemed dividend related to proceeds discount and issuance costs upon conversion of Series D preferred stock	—	—	—	(6,852)	(6,852)
Add: losses allocated to participating securities	7,504	970	7,932	4,491	12,824
Net loss attributable to Amyris, Inc. common stockholders	$(85,298)	$(13,412)	$(99,252)	$(76,814)	$(175,665)

Loss per share attributable to common stockholders:
Basic and diluted	$(1.67)	$(0.24)	$(1.87)	$(1.26)	$(3.15)
Weighted-average shares of common stock outstanding used in computing loss per share of common stock:
Basic and diluted	51,200,922	54,932,411	53,076,975	60,966,071	55,735,571

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

Q1 2017 Operating Highlights

Condensed Consolidated Balance Sheet

	March 31, 2017
(In thousands)	As Previously Reported	Adjustments	Ref.	As Restated

Assets
Current assets:
Cash and cash equivalents	$1,297	$—		$1,297
Restricted cash	301	—		301
Short-term investments	1,188	—		1,188
Accounts receivable, net	8,122	—		8,122
Accounts receivable - related party, net	416	—		416
Inventories	7,077	—		7,077
Prepaid expenses and other current assets	5,652	—		5,652
Total current assets	24,053	—		24,053
Property, plant and equipment, net	53,045	—		53,045
Restricted cash, noncurrent	958	—		958
Other assets	17,388	—		17,388
Total assets	$95,444	$—		$95,444
Liabilities, Mezzanine Equity and Stockholders' Deficit
Current liabilities:
Accounts payable	$16,453	$—		$16,453
Accrued and other current liabilities	32,211	—		32,211
Contract liabilities	3,487	—		3,487
Debt, current portion	15,290	—		15,290
Related party debt, current portion	34,165	—		34,165
Total current liabilities	101,606	—		101,606
Long-term debt, net of current portion	131,759	666	j	132,425
Related party debt, net of current portion	39,724	—		39,724
Derivative liabilities	5,144	—		5,144
Other noncurrent liabilities	23,462	—		23,462
Total liabilities	301,695	666		302,361
Commitments and contingencies
Mezzanine equity:
Contingently redeemable common stock	5,000	—		5,000
Stockholders’ deficit:
Common stock - $0.0001 par value(1)	2	—		2
Additional paid-in capital	1,000,200	—		1,000,200
Accumulated other comprehensive loss	(40,581)	—		(40,581)
Accumulated deficit	(1,171,809)	(666)	p	(1,172,475)
Total Amyris, Inc. stockholders’ deficit	(212,188)	(666)		(212,854)
Noncontrolling interest	937	—		937
Total stockholders' deficit	(211,251)	(666)		(211,917)
Total liabilities, mezzanine equity and stockholders' deficit	$95,444	$—		$95,444

(1)  Reflects the 15:1 reverse stock split effected by the Company on June 5, 2017.

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

Q2 2017

Condensed Consolidated Balance Sheet

	June 30, 2017
(In thousands)	As Previously Reported	Corrections	Ref.	As Restated

Assets
Current assets:
Cash and cash equivalents	$5,078	—		$5,078
Restricted cash	3,815	—		3,815
Short-term investments	1,556	—		1,556
Accounts receivable, net	15,958	—		15,958
Accounts receivable - related party, net	1,431	—		1,431
Inventories	5,729	—		5,729
Prepaid expenses and other current assets	7,440	—		7,440
Total current assets	41,007	—		41,007
Property, plant and equipment, net	49,303	—		49,303
Restricted cash, noncurrent	958	—		958
Other assets	21,437	(3,233)	d	18,204
Total assets	$112,705	$(3,233)		$109,472
Liabilities, Mezzanine Equity and Stockholders' Deficit
Current liabilities:
Accounts payable	$14,657	$(1,082)	e	$13,575
Accrued and other current liabilities	29,873	—		29,873
Contract liabilities	5,001	1,028	g	6,029
Debt, current portion	7,954	—		7,954
Related party debt, current portion	5,331	—		5,331
Total current liabilities	62,816	(54)		62,762
Long-term debt, net of current portion	111,112	(3,206)	j	107,906
Related party debt, net of current portion	40,920	—		40,920
Derivative liabilities	58,606	—		58,606
Other noncurrent liabilities	20,767	—		20,767
Total liabilities	294,221	(3,260)		290,961
Commitments and contingencies
Mezzanine equity:
Contingently redeemable common stock	5,000	—		5,000
Convertible preferred stock	12,830	(12,830)	m	—
Stockholders’ deficit:
Common stock - $0.0001 par value	3	—		3
Additional paid-in capital	1,012,906	37,764	m / n	1,050,670
Accumulated other comprehensive loss	(42,003)	—		(42,003)
Accumulated deficit	(1,171,189)	(24,907)	p	(1,196,096)
Total Amyris, Inc. stockholders’ deficit	(200,283)	12,857		(187,426)
Noncontrolling interest	937	—		937
Total stockholders' deficit	(199,346)	12,857		(186,489)
Total liabilities, mezzanine equity and stockholders' deficit	$112,705	$(3,233)		$109,472

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

m. Correction to temporary equity classification of the May 2017 Preferred Stock Series B.

n. Correction to the settlement of a make-whole provision, and loss on extinguishment of related party debt in connection with May 2017 equity offering and correction to debt discount related to 2015 144A Notes.

p. Cumulative impact of restatement corrections on accumulated deficit.

Condensed Consolidated Statements of Operations

	Three Months Ended June 30, 2017					Six Months Ended June 30, 2017
(In thousands, except shares and per share amounts)	As Previously Reported	Reclassifications(1)	Corrections	Ref	As Restated	As Previously Reported	Reclassifications(1)	Corrections	Ref	As Restated

Revenue
Renewable products	$12,729	$(2,837)	$–		$9,892	$21,021	$(3,092)	$–		$17,929
Licenses and royalties	–	5,497	(4,261)	ab	1,236	–	5,752	(4,261)	ab	1,491
Grants and collaborations	12,950	(2,660)	1		10,291	17,638	(2,660)	1		14,979
Total revenue	25,679	–	(4,260)		21,419	38,659	–	(4,260)		34,399
Cost and operating expenses
Cost of products sold	17,279	–	(1,082)	ad	16,197	30,047	–	(1,082)	ad	28,965
Research and development	14,249	(72)	1		14,178	29,027	(72)	1		28,956
Sales, general and administrative	15,949	72	562	af	16,583	28,727	72	562	af	29,361
Total cost and operating expenses	47,477	–	(519)		46,958	87,801	–	(519)		87,282
Loss from operations	(21,798)	–	(3,741)		(25,539)	(49,142)	–	(3,741)		(52,883)
Other income (expense)
(Loss) gain on divestiture	–	–	–		–	–	–	–		–
Interest expense	(9,303)	–	(670)	ah	(9,973)	(21,487)	–	(1,336)	ah	(22,823)
(Loss) gain from change in fair value of derivative instruments	35,775	–	(9,453)	ai	26,322	38,114	–	(9,453)	ai	28,661
Loss upon extinguishment of debt	(3,624)	–	(10,376)	ak	(14,000)	(3,528)	–	(10,376)	ak	(13,904)
Other income (expense), net	(120)	–	(1)		(121)	(439)	–	(1)		(440)
Total other expense, net	22,728	–	(20,500)		2,228	12,660	–	(21,166)		(8,506)
Loss before income taxes	930	–	(24,241)		(23,311)	(36,482)	–	(24,907)		(61,389)
Provision for income taxes	(310)	–	–		(310)	(269)	–	–		(269)
Net loss attributable to Amyris, Inc.	620	–	(24,241)		(23,621)	(36,751)	–	(24,907)		(61,658)
Less deemed dividend on capital distribution to related parties	(8,648)	–	8,648	an	–	(8,648)	–	8,648	an	–
Less deemed dividend related to beneficial conversion feature on Series A preferred stock	(562)	–	–		(562)	(562)	–	–		(562)
Less deemed dividend upon settlement of make-whole provision on Series A preferred stock	–	–	(9,453)	ap	(9,453)	–	–	(9,453)	ap	(9,453)
Less deemed dividend related to proceeds discount and issuance costs upon conversion of Series A preferred stock	–	–	(18,362)	ar	(18,362)	–	–	(18,362)	ar	(18,362)
Less cumulative dividends on Series A and Series B preferred stock	(1,675)		1,675	aw	–	(1,675)	–	1,675	aw	–
Add: losses allocated to participating securities	–	–	12,214	au	12,214	–	–	12,985	au	12,985
Net loss attributable to Amyris, Inc. common stockholders	$(10,265)	–	$(29,519)		$(39,784)	$(47,636)	–	$(29,414)		$(77,050)

Loss per share attributable to common stockholders:
Basic and diluted	$(0.44)				$(1.71)	$(2.24)				$(3.63)
Weighted-average shares of common stock outstanding used in computing loss per share of common stock:
Basic and diluted	23,155,874			av	23,200,460	21,226,013			av	21,248,306

(1) Reclassification of revenue and operating expense by type to conform to the Company's current presentation.

Restatement adjustments:

ab. Adjustment for revenue reversal related to non-cash consideration and timing of revenue recognition between quarters.

ad. Correction in connection with a sales return.

af. Correction to accounting for expenses incurred in connection with May 2017 Offering.

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

Condensed Consolidated Statements of Cash Flows

	Six Months Ended June 30, 2017
(In thousands)	As Previously Reported	Corrections (1)	As Restated

Operating activities
Net loss	$(36,751)	$(24,907)	$(61,658)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,550	–	5,550
(Gain) loss on disposal of property, plant and equipment	(161)	–	(161)
Stock-based compensation	2,684	–	2,684
Amortization of debt discount	7,637	4,042	11,679
(Gain) loss upon extinguishment of debt	3,528	10,376	13,904
Receipt of equity in connection with collaboration arrangements revenue	(2,660)	2,660	–
(Gain) loss from change in fair value of derivative liabilities	(38,115)	9,453	(28,662)
(Gain) loss on foreign currency exchange rates	63	–	63
Changes in assets and liabilities:
Accounts receivable	(3,509)	–	(3,509)
Inventories	409	–	409
Prepaid expenses and other assets	(4,220)	3,233	(987)
Accounts payable	(1,739)	657	(1,082)
Accrued and other liabilities	7,105	(7,105)
Contract liabilities	–	1,028	1,028
Net cash used in operating activities	(60,179)	(563)	(60,742)
Investing activities
Change in short-term investments	(85)	–	(85)
Purchases of property, plant and equipment	(264)	–	(264)
Net cash (used in) provided by investing activities	(349)	–	(349)
Financing activities
Proceeds from issuance of convertible preferred stock	50,661	562	51,223
Proceeds from exercises of common stock options	69	–	69
Payment of minimum employee taxes withheld upon net share settlement of restricted stock units	(110)	–	(110)
Principal payments on capital leases	(764)	–	(764)
Proceeds from issuance of debt, net of issuance costs	12,455	–	12,455
Principal payments on debt	(24,372)	–	(24,372)
Net cash provided by financing activities	37,939	562	38,501
Effect of exchange rate changes on cash, cash equivalents and restricted cash	7	–	7
Net (decrease) increase in cash, cash equivalents and restricted cash	(22,582)	–	(22,582)
Cash, cash equivalents and restricted cash at beginning of year	32,433	–	32,433
Cash, cash equivalents and restricted cash at end of year	$9,851	$–	$9,851

Reconciliation of cash, cash equivalents and restricted cash to the consolidated balance sheets
Cash and cash equivalents	$5,078		$5,078
Restricted cash, current	3,815		3,815
Restricted cash, noncurrent	958		958
Total cash, cash equivalents and restricted cash	$9,851		$9,851

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

d. Reversal of the fair value of non-cash consideration received in connection with a revenue arrangement.

e. Correction in connection with a sales return.

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

Condensed Consolidated Statements of Operations

	Three Months Ended September 30, 2017					Nine Months Ended September 30, 2017
(In thousands, except shares and per share amounts)	As Previously Reported	Reclassifications(1)	Corrections	Ref	As Restated	As Previously Reported	Reclassifications(1)	Corrections	Ref	As Restated

Renewable products	$11,315	$(319)	$–		$10,996	$32,336	$(3,411)	$–		$28,925
Licenses and royalties	–	1,022	3,461	ab	4,483	–	6,774	(800)	ab	5,974
Grants and collaborations	12,882	(703)	–		12,179	30,520	(3,363)	1		27,158
Total revenue	24,197	–	3,461		27,658	62,856	–	(799)		62,057
Cost and operating expenses
Cost of products sold	17,637	–	–		17,637	47,684	–	(1,082)	ad	46,602
Research and development	15,185	–	–		15,185	44,212	(72)	1		44,141
Sales, general and administrative	15,454	–	–		15,454	44,181	72	562	af	44,815
Total cost and operating expenses	48,276	–	–		48,276	136,077	–	(519)		135,558
Loss from operations	(24,079)	–	3,461		(20,618)	(73,221)	–	(280)		(73,501)
Other income (expense)
Interest expense	(7,733)	–	(700)	ah	(8,433)	(29,220)	–	(2,036)	ah	(31,256)
(Loss) gain from change in fair value of derivative instruments	(2,692)	–	(27,135)	ai	(29,827)	35,422	–	(36,588)	ai	(1,166)
Loss upon extinguishment of debt	461	–	–		461	(3,067)	–	(10,376)	ak	(13,443)
Other income (expense), net	(136)	–	–		(136)	(575)	–	(1)		(576)
Total other expense, net	(10,100)	–	(27,835)		(37,935)	2,560	–	(49,001)		(46,441)
Loss before income taxes	(34,179)	–	(24,374)		(58,553)	(70,661)	–	(49,281)		(119,942)
Provision for income taxes	318	–	–		318	49	–	–		49
Net loss attributable to Amyris, Inc.	(33,861)	–	(24,374)		(58,235)	(70,612)	–	(49,281)		(119,893)
Less deemed dividend on capital distribution to related parties	–	–	–		–	(8,648)	–	8,648	an	–
Less deemed dividend related to beneficial conversion feature on Series A preferred stock	–	–	–		–	(562)	–	–		(562)
Less deemed dividend related to beneficial conversion feature on Series B preferred stock	(634)	–	–		(634)	(634)	–	–		(634)
Less deemed dividend related to beneficial conversion feature on Series D preferred stock	(5,757)	–	–		(5,757)	(5,757)	–	–		(5,757)
Less deemed dividend upon settlement of make-whole provision on Series A preferred stock	–	–	(1,026)	ap	(1,026)	–	–	(10,479)	ap	(10,479)
Less deemed dividend upon settlement of make-whole provision on Series B preferred stock	–	–	(21,992)	aq	(21,992)	–	–	(21,992)	aq	(21,992)
Less deemed dividend related to proceeds discount and issuance costs upon conversion of Series A preferred stock	–	–	(1,784)	ar	(1,784)	–	–	(20,146)	ar	(20,146)
Less deemed dividend related to proceeds discount and issuance costs upon conversion of Series B preferred stock	–	–	(24,366)	as	(24,366)	–	–	(24,366)	as	(24,366)
Less cumulative dividends on Series A and Series B preferred stock	(2,567)		2,567	aw	–	(4,242)	–	4,242	aw	–
Add: losses allocated to participating securities	–	–	28,103	au	28,103	–	–	38,813	au	38,813
Net loss attributable to Amyris, Inc. common stockholders	$(42,819)	–	$(42,872)		$(85,691)	$(90,455)	–	$(74,561)		$(165,016)

Loss per share attributable to common stockholders:
Basic and diluted	$(1.14)				$(2.34)	$(3.32)				$(6.12)
Weighted-average shares of common stock outstanding used in computing loss per share of common stock:
Basic and diluted	37,529,694			av	36,643,901	27,280,894			av	26,982,385

(1) Reclassification of revenue by type to conform to the Company's current presentation.

Restatement adjustments:

ab. Revision to accounting for license revenue for non-cash consideration and change in timing of recognition from a customer.

ad. Correction in connection with a sales return.

af. Correction to accounting for expenses incurred in connection with May 2017 Offering.

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

Q4 2017 Quarterly Data Restatement Adjustments

Condensed Consolidated Balance Sheet

Consolidated balance sheet as of December 31, 2017 is shown in Note 2, "Restatement of 2017 Consolidated Financial Statements".

Condensed Consolidated Statements of Operations

	Three Months Ended December 31, 2017				Year Ended December 31, 2017
(In thousands, except shares and per share amounts)	As Previously Reported	Corrections	Ref	As Restated	As Previously Reported	Reclassifications(1)	Corrections	Ref	As Restated

Renewable products	$13,445	$–		$13,445	$45,781	$(3,411)	$–		$42,370
Licenses and royalties	57,703	(14,974)	ab	42,729	57,703	6,774	(15,774)	ab	48,703
Grants and collaborations	9,440	–		9,440	39,960	(3,363)	1		36,598
Total revenue	80,588	(14,974)		65,614	143,444	–	(15,773)		127,671
Cost and operating expenses						–
Cost of products sold	15,029	676	ad	15,705	62,713	–	(406)	ad	62,307
Research and development	12,815	606	ae	13,421	57,027	(72)	607	ae	57,562
Sales, general and administrative	19,038	–		19,038	63,219	72	562	af	63,853
Total cost and operating expenses	46,882	1,282		48,164	182,959	–	763		183,722
Loss from operations	33,706	(16,256)		17,450	(39,515)	–	(16,536)		(56,051)
Other income (expense)
(Loss) gain on divestiture	5,732	–		5,732	5,732	–	–		5,732
Interest expense	(4,813)	(1,012)	ah	(5,825)	(34,033)	–	(3,048)	ah	(37,081)
(Loss) gain from change in fair value of derivative instruments	(37,164)	(10,522)	ai	(47,686)	(1,742)	–	(47,110)	ai	(48,852)
Loss upon extinguishment of debt	1,546	–		1,546	(1,521)	–	(10,376)	ak	(11,897)
Other income (expense), net	(380)	–		(380)	(955)	–	(1)		(956)
Total other expense, net	(35,079)	(11,534)		(46,613)	(32,519)	–	(60,535)		(93,054)
Loss before income taxes	(1,373)	(27,790)		(29,163)	(72,034)	–	(77,071)		(149,105)
Provision for income taxes	(344)	(6,582)	am	(6,926)	(295)	–	(6,582)	am	(6,877)
Net loss attributable to Amyris, Inc.	(1,717)	(34,372)		(36,089)	(72,329)	–	(83,653)		(155,982)
Less deemed dividend on capital distribution to related parties	–	–		–	(8,648)	–	8,648	an	–
Less deemed dividend related to beneficial conversion feature on Series A preferred stock	–	–		–	(562)	–	–		(562)
Less deemed dividend related to beneficial conversion feature on Series B preferred stock	–	–		–	(634)	–	–		(634)
Less deemed dividend related to beneficial conversion feature on Series D preferred stock	–	–		–	(5,757)	–	–		(5,757)
Less deemed dividend upon settlement of make-whole provision on Series A preferred stock	–	(26)	ap	(26)	–	–	(10,505)	ap	(10,505)
Less deemed dividend upon settlement of make-whole provision on Series B preferred stock	–	(640)	aq	(640)	–	–	(22,632)	aq	(22,632)
Less deemed dividend related to proceeds discount and issuance costs upon conversion of Series A preferred stock	–	(1,432)	ar	(1,432)	–	–	(21,578)	ar	(21,578)
Less deemed dividend related to proceeds discount and issuance costs upon conversion of Series B preferred stock	–	–		–	–	–	(24,366)	as	(24,366)
Less cumulative dividends on Series A and Series B preferred stock	(1,197)	1,197	aw	–	(5,439)	–	5,439	aw	–
Add: losses allocated to participating securities	–	4,996	au	4,996	–	–	40,159	au	40,159
Net loss attributable to Amyris, Inc. common stockholders	$(2,914)	$(30,277)		$(33,191)	$(93,369)	$–	$(108,488)		$(201,857)

Loss per share attributable to common stockholders:
Basic and diluted	$(0.06)			$(0.69)	$(2.89)				$(6.26)
Weighted-average shares of common stock outstanding used in computing loss per share of common stock:
Basic and diluted	47,895,238			47,895,238	32,253,570				32,253,570

(1) Reclassification of revenue and operating expense by type to conform to the Company's current presentation.

Restatement adjustments:

ab. Ginkgo partnership obligation and promissory note issuance recorded as reduction in revenue, and reversal of revenue in connection with non-cash consideration.

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

Q1 2018 Quarterly Data Restatement Adjustments

Condensed Consolidated Balance Sheet

	March 31, 2018
(In thousands)	As Previously Reported	Corrections	Ref.	As Restated

Assets
Current assets:
Cash and cash equivalents	$24,084	$–		$24,084
Restricted cash	2,454	–		2,454
Accounts receivable, net	25,730	(19,695)	a	6,035
Accounts receivable - related party, net	–	18,695	a	18,695
Accounts receivable, unbilled - related party	9,247	–		9,247
Inventories	4,998	–		4,998
Prepaid expenses and other current assets	7,340	–		7,340
Total current assets	73,853	(1,000)		72,853
Property, plant and equipment, net	12,880	382	b	13,262
Accounts receivable, unbilled - related party, noncurrent	7,940	–		7,940
Restricted cash, noncurrent	959	–		959
Recoverable taxes from Brazilian government entities	1,226	–		1,226
Other assets	21,302	(9,015)	d	12,287
Total assets	$118,160	$(9,633)		$108,527
Liabilities, Mezzanine Equity and Stockholders' Deficit
Current liabilities:
Accounts payable	$16,054	$(406)	e	$15,648
Accrued and other current liabilities	26,622	1,080	f	27,702
Contract liabilities	6,466	2,910	g	9,376
Debt, current portion	34,252	1,698	h	35,950
Related party debt, current portion	27,171	–		27,171
Total current liabilities	110,565	5,282		115,847
Long-term debt, net of current portion	62,489	(2,027)	h	60,462
Related party debt, net of current portion	39,147	–		39,147
Derivative liabilities	183,189	(9,037)	l	174,152
Other noncurrent liabilities	8,981	13,455	m	22,436
Total liabilities	404,371	7,673		412,044
Commitments and contingencies
Mezzanine equity:
Contingently redeemable common stock	5,000	–		5,000
Stockholders’ deficit:
Common stock - $0.0001 par value	5	–		5
Additional paid-in capital	1,050,587	66,272	n	1,116,859
Accumulated other comprehensive loss	(42,293)	–		(42,293)
Accumulated deficit	(1,300,447)	(83,578)	p	(1,384,025)
Total Amyris, Inc. stockholders’ deficit	(292,148)	(17,306)		(309,454)
Noncontrolling interest	937	–		937
Total stockholders' deficit	(291,211)	(17,306)		(308,517)
Total liabilities, mezzanine equity and stockholders' deficit	$118,160	$(9,633)		$108,527

Restatement adjustments:

a. Reclassification of related party accounts receivable to a separate line on the balance sheet and a shift in revenue recognition and accounts receivable recognition timing.

b. Revision to capitalization of internal labor cost.

d. Reversal of the fair value of an equity instrument received as consideration in a revenue arrangement.

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

m. Income tax liability and Ginkgo partnership liability.

n. Correction to the settlement of a make-whole equity instrument, and loss on extinguishment of related party debt in connection with May 2017 equity offering.

p. Cumulative impact of restatement corrections on accumulated deficit.

Condensed Consolidated Statements of Operations

	Three Months Ended March 31, 2018
(In thousands, except shares and per share amounts)	As Previously Reported	Corrections	Ref	As Restated
Renewable products	$5,195	$–		$5,195
Licenses and royalties	11,437	(3,482)	ab	7,955
Grants and collaborations	6,366	(1,657)	ac	4,709
Total revenue	22,998	(5,139)		17,859
Cost and operating expenses
Cost of products sold	5,315	–		5,315
Research and development	18,813	(988)	ae	17,825
Sales, general and administrative	18,757	(657)	af	18,100
Total cost and operating expenses	42,885	(1,645)		41,240
Loss from operations	(19,887)	(3,494)		(23,381)
Other income (expense)
(Loss) gain on divestiture	–	(1,778)	ag	(1,778)
Interest expense	(8,205)	(1,773)	ah	(9,978)
(Loss) gain from change in fair value of derivative instruments	(63,913)	5,556	ai	(58,357)
Other income (expense), net	509	183	al	692
Total other expense, net	(71,609)	2,188		(69,421)
Loss before income taxes	(91,496)	(1,306)		(92,802)
Provision for income taxes	–	–		–
Net loss attributable to Amyris, Inc.	(91,496)	(1,306)		(92,802)
Less cumulative dividends on Series A and Series B preferred stock	(395)	395	aw	–
Add: losses allocated to participating securities	–	7,504	au	7,504
Net loss attributable to Amyris, Inc. common stockholders	$(91,891)	$6,593		$(85,298)

Loss per share attributable to common stockholders:
Basic and diluted	$(1.79)			$(1.67)
Weighted-average shares of common stock outstanding used in computing loss per share of common stock:
Basic and diluted	51,200,922			51,200,922

Restatement adjustments:

ab. Reduction to revenue previously recognized in connection with DSM royalty revenue arrangement.

ac. Reclassification of a related party transaction from collaboration revenue to expense offset.

ae. Write-off of unrecoverable receivable in connection with facilities subleased to a related party, and revision to capitalization of internal labor cost.

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

Condensed Consolidated Statements of Cash Flows

	Three Months Ended March 31, 2018
(In thousands)	As Previously Reported	Corrections(1)	As Restated
Operating activities
Net loss	$(91,496)	(1,306)	$(92,802)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,561	—	1,561
Gain on change in fair value of equity investment	(315)	315	—
(Gain) loss on disposal of property, plant and equipment	1,035	—	1,035
Stock-based compensation	1,278	—	1,278
Amortization of debt discount	3,016	1,773	4,789
(Gain) loss from change in fair value of derivative liabilities	63,913	(5,556)	58,357
(Gain) loss on foreign currency exchange rates	243	—	243
Changes in assets and liabilities:
Accounts receivable	(926)	1,000	74
Accounts receivable, unbilled – related party	93	—	93
Inventories	420	—	420
Prepaid expenses and other assets	(2,268)	9,015	6,747
Accounts payable	(108)	—	(108)
Accrued and other liabilities	(2,779)	(8,341)	(11,120)
Contract liabilities	782	3,482	4,264
Net cash used in operating activities	(25,551)	382	(25,169)
Investing activities
Purchases of property, plant and equipment	(1,202)	(382)	(1,584)
Net cash (used in) provided by investing activities	(1,202)	(382)	(1,584)
Financing activities
Proceeds from exercises of common stock options	81	—	81
Payment of minimum employee taxes withheld upon net share settlement of restricted stock units	(66)	—	(66)
Principal payments on capital leases	(400)	—	(400)
Principal payments on debt	(6,534)	—	(6,534)
Proceeds from exercise of warrants	133	—	133
Proceeds from issuance of common stock in private placements, net of issuance costs	92	—	92
Net cash provided by financing activities	(6,694)	—	(6,694)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(68)	—	(68)
Net (decrease) increase in cash, cash equivalents and restricted cash	(33,515)	—	(33,515)
Cash, cash equivalents and restricted cash at beginning of year	61,012	—	61,012
Cash, cash equivalents and restricted cash at end of year	$27,497	$—	$27,497

Reconciliation of cash, cash equivalents and restricted cash to the consolidated balance sheets
Cash and cash equivalents	$24,084		$24,084
Restricted cash, current	2,454		2,454
Restricted cash, noncurrent	959		959
Total cash, cash equivalents and restricted cash	$27,497		$27,497

(1) To reflect the impact of restatement corrections on the statement of cash flows.

Q2 2018 Quarterly Data Restatement Adjustments

Condensed Consolidated Balance Sheet

	June 30, 2018
(In thousands)	As Previously Reported	Corrections	Ref.	As Restated
Assets
Current assets:
Cash and cash equivalents	$14,050	$—		$14,050
Restricted cash	1,846	—		1,846
Short-term investments	130	—		130
Accounts receivable, net	26,814	(17,247)	a	9,567
Accounts receivable - related party, net	—	4,265	a	4,265
Accounts receivable, unbilled - related party	12,683	—		12,683
Inventories	6,632	—		6,632
Prepaid expenses and other current assets	4,687	—		4,687
Total current assets	66,842	(12,982)		53,860
Property, plant and equipment, net	15,300	—		15,300
Accounts receivable, unbilled, noncurrent – related party	9,747	—		9,747
Deferred cost of products sold, noncurrent – related party	—	—		—
Restricted cash, noncurrent	959	—		959
Recoverable taxes from Brazilian government entities	1,057	—		1,057
Other assets	24,747	(10,418)	d	14,329
Total assets	$118,652	$(23,400)		$95,252
Liabilities, Mezzanine Equity and Stockholders' Deficit
Current liabilities:
Accounts payable	$19,206	$—		$19,206
Accrued and other current liabilities	20,101	2,645	f	22,746
Contract liabilities	9,643	(2,672)	g	6,971
Debt, current portion	59,987	118	h	60,105
Related party debt, current portion	49,669	—		49,669
Total current liabilities	158,606	91		158,697
Long-term debt, net of current portion	43,642	121	h	43,763
Related party debt, net of current portion	18,104	(270)	k	17,834
Derivative liabilities	138,695	(4,850)	l	133,845
Other noncurrent liabilities	8,581	13,492	m	22,073
Total liabilities	367,628	8,584		376,212
Commitments and contingencies
Mezzanine equity:
Contingently redeemable common stock	5,000	—		5,000
Stockholders’ deficit:
Common stock - $0.0001 par value	5	—		5
Additional paid-in capital	1,086,814	67,811	n	1,154,625
Accumulated other comprehensive loss	(42,818)	(302)	o	(43,120)
Accumulated deficit	(1,298,914)	(99,493)	p	(1,398,407)
Total Amyris, Inc. stockholders’ deficit	(254,913)	(31,984)		(286,897)
Noncontrolling interest	937	—		937
Total stockholders' deficit	(253,976)	(31,984)		(285,960)
Total liabilities, mezzanine equity and stockholders' deficit	$118,652	$(23,400)		$95,252

Restatement adjustments:

a. Reclassification of related party accounts receivable to a separate line on the balance sheet, and revision to accounting for a related party royalties arrangement.

d. Reversal of prepaid royalty asset related to Ginkgo Partnership promissory note and the fair value of an equity instrument received as consideration in a revenue arrangement.

f. Liability in connection with December 2017 divestiture of Amyris Brasil Ltda.

g. Revision to accounting for a license sale to a customer for non-cash consideration, and shift in timing of royalty revenue recognition.

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

o. Correction to accumulated other comprehensive loss related to foreign currency translation gains / losses.

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

ae. Write-off of unrecoverable receivable in connection with facilities subleased to a related party, and revision to capitalization of internal labor cost.

af. Expense incurred in connection with May 2017 equity offering, and reclassification of amounts from related party services revenue to expense offset.

ag. Loss incurred in 2018 in connection with the December 2017 divestiture of Amyris Brasil Ltda.

ah. Correction to amortization of debt discounts, and interest expense in connection with various debt instruments.

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

Condensed Consolidated Statements of Cash Flows

	Six Months Ended June 30, 2018
(In thousands)	As Previously Reported	Corrections(1)	As Restated
Operating activities
Net loss	$(89,963)	(17,221)	$(107,184)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,944	—	2,944
Gain on change in fair value of equity investment	(1,717)	1,717	—
(Gain) loss on disposal of property, plant and equipment	942	—	942
Stock-based compensation	3,178	—	3,178
Amortization of debt discount	6,587	1,642	8,229
(Gain) loss upon extinguishment of debt	26	—	26
Receipt of equity in connection with collaboration arrangements revenue		—
(Gain) loss from change in fair value of derivative liabilities	39,548	(3,181)	36,367
(Gain) loss from extinguishment of derivative liabilities	(1,857)	1,857	—
(Gain) loss on foreign currency exchange rates	271	(302)	(31)
Changes in assets and liabilities:
Accounts receivable	(2,027)	12,983	10,956
Accounts receivable, unbilled – related party	(5,150)	—	(5,150)
Inventories	(1,313)	—	(1,313)
Deferred cost of products sold	—	—	—
Prepaid expenses and other assets	(1,072)	(606)	(1,678)
Accounts payable	2,681	406	3,087
Accrued and other liabilities	(10,031)	3,311	(6,720)
Contract liabilities	3,959	(2,100)	1,859
Net cash used in operating activities	(52,994)	(1,494)	(54,488)
Investing activities
Change in short-term investments	(157)	—	(157)
Purchases of property, plant and equipment	(4,207)	—	(4,207)
Net cash (used in) provided by investing activities	(4,364)	—	(4,364)
Financing activities
Proceeds from exercises of common stock options	248	—	248
Payment of minimum employee taxes withheld upon net share settlement of restricted stock units	(185)	—	(185)
Principal payments on capital leases	(593)	—	(593)
Proceeds from issuance of debt, net of issuance costs	34,611	1,494	36,105
Principal payments on debt	(37,037)	—	(37,037)
Proceeds from exercise of warrants	14,549	—	14,549
Proceeds from issuance of common stock in private placements, net of issuance costs	1,416	—	1,416
Proceeds from ESPP purchases	270	—	270
Net cash provided by financing activities	13,279	1,494	14,773
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(78)	—	(78)
Net (decrease) increase in cash, cash equivalents and restricted cash	(44,157)	—	(44,157)
Cash, cash equivalents and restricted cash at beginning of year	61,012	—	61,012
Cash, cash equivalents and restricted cash at end of year	$16,855	$—	$16,855

Reconciliation of cash, cash equivalents and restricted cash to the consolidated balance sheets
Cash and cash equivalents	$14,050		$14,050
Restricted cash, current	1,846		1,846
Restricted cash, noncurrent	959		959
Total cash, cash equivalents and restricted cash	$16,855		$16,855

(1) To reflect the impact of restatement corrections on the statement of cash flows.

Q3 018 Quarterly Data Restatement Adjustments

Condensed Consolidated Balance Sheet

	September 30, 2018
(In thousands)	As Previously Reported	Corrections	Ref.	As Restated
Assets
Current assets:
Cash and cash equivalents	$19,045	$—		$19,045
Restricted cash	1,258	—		1,258
Accounts receivable, net	35,564	(20,563)	a	15,001
Accounts receivable - related party, net	—	7,581	a	7,581
Accounts receivable, unbilled- related party	56	—		56
Inventories	6,260	—		6,260
Prepaid expenses and other current assets	5,541	—		5,541
Total current assets	67,724	(12,982)		54,742
Property, plant and equipment, net	16,622	—		16,622
Accounts receivable, unbilled, noncurrent - related party	9,767	—		9,767
Restricted cash, noncurrent	959	—		959
Recoverable taxes from Brazilian government entities	1,053	—		1,053
Other assets	26,557	(12,161)	d	14,396
Total assets	$122,682	$(25,143)		$97,539
Liabilities, Mezzanine Equity and Stockholders' Deficit
Current liabilities:
Accounts payable	$11,380	$—		$11,380
Accrued and other current liabilities	27,263	10,448	f	37,711
Contract liabilities	6,698	(2,672)	g	4,026
Debt, current portion	61,904	152	h	62,056
Related party debt, current portion	47,020	—		47,020
Total current liabilities	154,265	7,928		162,193
Long-term debt, net of current portion	43,667	121	j	43,788
Related party debt, net of current portion	18,526	(270)	j	18,256
Derivative liabilities	98,662	(5,101)	l	93,561
Other noncurrent liabilities	8,152	13,141	m	21,293
Total liabilities	323,272	15,819		339,091
Commitments and contingencies
Mezzanine equity:
Contingently redeemable common stock	5,000	—		5,000
Stockholders’ deficit:
Common stock - $0.0001 par value	6	—		6
Additional paid-in capital	1,202,850	65,829	n	1,268,679
Accumulated other comprehensive loss	(42,148)	(1,166)	o	(43,314)
Accumulated deficit	(1,367,235)	(105,625)	p	(1,472,860)
Total Amyris, Inc. stockholders’ deficit	(206,527)	(40,962)		(247,489)
Noncontrolling interest	937	—		937
Total stockholders' deficit	(205,590)	(40,962)		(246,552)
Total liabilities, mezzanine equity and stockholders' deficit	$122,682	$(25,143)		$97,539

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

g. Revision to accounting for a related party royalties arrangement, and revision to accounting for a license sale to a customer for non-cash consideration.

h. Correction to debt discount amortization.

j. Correction to debt discount amortization.

l. Correction to extinguishment accounting for a make-whole equity instrument.

m. Income tax and Ginkgo partnership obligation liabilities.

n. Correction to the settlement of a make-whole equity instrument, and loss on extinguishment of related party debt in connection with May 2017 equity offering.

o. Correction to accumulated other comprehensive loss related to foreign currency translation gains / losses.

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

af. Expense incurred in connection with warrant exercise in August 2018, and reclassification of amounts from related party services revenue to expense offset.

ag. Loss incurred in 2018 on December 2017 divestiture of Amyris Brasil Ltda.

ah. Interest expense in connection with various debt instruments.

ai. Adjustments to change in fair value of derivative liabilities in connection with May and August 2017 equity offerings.

aj. Correction to extinguishment accounting for a make-whole equity instrument.

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

Condensed Consolidated Statements of Cash Flows

	Nine Months Ended September 30, 2018
(In thousands)	As Previously Reported	Corrections(1)	As Restated
Operating activities
Net loss	$(158,284)	(23,353)	$(181,637)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,957	—	3,957
Gain on change in fair value of equity investment	(3,460)	3,460	—
(Gain) loss on disposal of property, plant and equipment	943	—	943
Stock-based compensation	6,115	—	6,115
Amortization of debt discount	10,568	1,676	12,244
(Gain) loss upon extinguishment of debt	26	—	26
(Gain) loss from change in fair value of derivative liabilities	64,596	(3,432)	61,164
(Gain) loss from extinguishment of derivative liabilities	(75)	75
(Gain) loss on foreign currency exchange rates	34	(1,166)	(1,132)
Changes in assets and liabilities:
Accounts receivable	(10,756)	12,982	2,226
Accounts receivable, unbilled – related party	7,457	—	7,457
Inventories	(890)	—	(890)
Prepaid expenses and other assets	(1,781)	(606)	(2,387)
Accounts payable	(5,201)	406	(4,795)
Accrued and other liabilities	(2,216)	10,564	8,348
Contract liabilities	1,014	(2,100)	(1,086)
Net cash used in operating activities	(87,953)	(1,494)	(89,447)
Investing activities
Purchases of property, plant and equipment	(6,362)	—	(6,362)
Net cash (used in) provided by investing activities	(6,362)	—	(6,362)
Financing activities
Proceeds from exercises of common stock options	301	—	301
Payment of minimum employee taxes withheld upon net share settlement of restricted stock units	(196)	—	(196)
Principal payments on capital leases	(848)	—	(848)
Proceeds from issuance of debt, net of issuance costs	35,149	1,494	36,643
Principal payments on debt	(41,970)	—	(41,970)
Proceeds from exercise of warrants	60,544	—	60,544
Proceeds from issuance of common stock in private placements, net of issuance costs	1,416	—	1,416
Proceeds from ESPP purchases	270	—	270
Net cash provided by financing activities	54,666	1,494	56,160
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(101)	—	(101)
Net (decrease) increase in cash, cash equivalents and restricted cash	(39,750)	—	(39,750)
Cash, cash equivalents and restricted cash at beginning of year	61,012	—	61,012
Cash, cash equivalents and restricted cash at end of year	$21,262	$—	$21,262

Reconciliation of cash, cash equivalents and restricted cash to the consolidated balance sheets
Cash and cash equivalents	$19,045		$19,045
Restricted cash, current	1,258		1,258
Restricted cash, noncurrent	959		959
Total cash, cash equivalents and restricted cash	$21,262		$21,262

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

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheet as of December 31, 2018 and the related consolidated statement of operations, comprehensive loss, stockholders’ deficit and mezzanine equity and cash flow for the year end December 31, 2018, and the related notes (collectively referred to as the “consolidated financial statements”) and our report dated October 1, 2019 expressed an unqualified opinion thereon.

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

These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2018 consolidated financial statements, and this report does not affect our report dated October 1, 2019 on those consolidated financial statements.

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

/s/ Macias Gini & O'Connell LLP

San Francisco, California

October 1, 2019

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

We have filed the following documents as part of this Annual Report on Form 10-K/A:

1.	Financial Statements: See "Index to Consolidated Financial Statements" in Part II, Item 8 of this Annual Report on Form 10-K/A.

2.	Financial Statement Schedule:

a.        Allowance for doubtful accounts: see Note 3, "Balance Sheet Details" in Part II, Item 8 of this Annual Report on Form 10-K/A.

b.       Deferred tax assets valuation allowance: see Note 14, "Income Taxes" in Part II, Item 8 of this Annual Report on Form 10-K/A.

3.	Exhibits: See "Index to Exhibits" immediately following the signature page of this Annual Report on Form 10-K/A.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMYRIS, INC.

By:	/s/ Jonathan Wolter
Jonathan Wolter
Interim Chief Financial Officer
October 4, 2019

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

