Form 10-Q
period 2019-03-31
AMYRIS, INC.
filed 2019-10-07
CIK 1365916

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from              to

Commission File Number: 001-34885

AMYRIS, INC.

(Exact name of registrant as specified in its charter)

Delaware	55-0856151
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Amyris, Inc.

5885 Hollis Street, Suite 100

Emeryville, CA 94608

(510) 450-0761

(Address and telephone number of principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value per share	AMRS	The Nasdaq Stock Market, LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Shares outstanding of the Registrant's common stock:

Class	Outstanding as of September 26, 2019
Common Stock, $0.0001 par value per share	103,400,207

EXPLANATORY NOTE

As described in additional detail in the Explanatory Note to our Annual Report on Form 10-K filed on October 1, 2019 for the fiscal year ended December 31, 2018 (the 2018 Form 10-K), on April 5, 2019 and May 14, 2019, the Audit Committee (the Audit Committee) of the Board of Directors of the Company (the Board) and the Board, respectively, determined that the Company would restate its interim condensed consolidated financial statements for the quarterly and year-to-date periods ended March 31, 2018, June 30, 2018 and September 30, 2018 (collectively, the 2018 Non-Reliance Periods). The Company also disclosed that investors should no longer rely upon (i) the Company’s previously released condensed consolidated financial statements for the 2018 Non-Reliance Periods, (ii) earnings releases for the 2018 Non-Reliance Periods and (iv) other communications relating to the Company’s previously released condensed consolidated financial statements for the 2018 Non-Reliance Periods. The restated financial statements for such periods are included in Part II, Item 8 of the 2018 Form 10-K/A filed on October 4, 2019.

This Quarterly Report on Form 10-Q for the three months ended March 31, 2019 reflects the comparative restated quarterly financial data for the three months ended March 31, 2018 contained in the 2018 Form 10-K/A filed on October 4, 2019.

Due to the restatement of our historical financial statements, we were unable to file the 2018 Form 10-K and 10-K/A until October 1, 2019 and October 4, 2019, respectively. We were unable to file this Quarterly Report on Form 10-Q until the 2018 Form 10-K was filed, which was after the prescribed May 10, 2019 due date and the five day extension period provided by Rule 12b-25 promulgated under the Securities Exchange Act of 1934.

AMYRIS, INC.

PART I

ITEM 1. FINANCIAL STATEMENTS

AMYRIS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except shares and per share amounts)	March 31, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$5,153	$45,353
Restricted cash	623	741
Accounts receivable, net of allowance of $126 and $642, respectively	10,968	16,003
Accounts receivable - related party, net of allowance of $12 and $0, respectively	1,334	1,349
Accounts receivable, unbilled - related party	—	8,021
Inventories	8,486	9,693
Deferred cost of products sold - related party	1,489	489
Prepaid expenses and other current assets	8,215	10,566
Total current assets	36,268	92,215
Property, plant and equipment, net	21,558	19,756
Accounts receivable, unbilled, noncurrent - related party	1,203	1,203
Deferred cost of products sold, noncurrent - related party	9,001	2,828
Restricted cash, noncurrent	960	960
Recoverable taxes from Brazilian government entities	2,964	3,005
Right-of-use assets under operating leases (Note 2)	27,645	—
Other assets	5,548	7,958
Total assets	$105,147	$127,925
Liabilities, Mezzanine Equity and Stockholders' Deficit
Current liabilities:
Accounts payable	$28,604	$26,844
Accrued and other current liabilities	33,591	28,979
Lease liabilities (Note 2)	11,424	—
Contract liabilities	8,333	8,236
Debt, current portion (instrument measured at fair value $60,048 and $57,918, respectively)	129,393	124,010
Related party debt, current portion	24,359	23,667
Total current liabilities	235,704	211,736
Long-term debt, net of current portion	42,928	43,331
Related party debt, net of current portion	19,147	18,689
Lease liabilities, net of current portion (Note 2)	18,850	—
Derivative liabilities	3,798	42,796
Other noncurrent liabilities	16,920	23,192
Total liabilities	337,347	339,744
Commitments and contingencies (Note 8)
Mezzanine equity:
Contingently redeemable common stock (Note 5)	5,000	5,000
Stockholders’ deficit:
Preferred stock - $0.0001 par value, 5,000,000 shares authorized as of March 31, 2019 and December 31, 2018, and 14,656 shares issued and outstanding as of March 31, 2019 and December 31, 2018, respectively	—	—
Common stock - $0.0001 par value, 250,000,000 shares authorized as of March 31, 2019 and December 31, 2018; 77,210,681 and 76,564,829 shares issued and outstanding as of March 31, 2019 and December 31, 2018, respectively	8	8
Additional paid-in capital	1,383,363	1,346,996
Accumulated other comprehensive loss	(42,379)	(43,343)
Accumulated deficit	(1,579,129)	(1,521,417)
Total Amyris, Inc. stockholders’ deficit	(238,137)	(217,756)
Noncontrolling interest	937	937
Total stockholders' deficit	(237,200)	(216,819)
Total liabilities, mezzanine equity and stockholders' deficit	$105,147	$127,925

See the accompanying notes to the unaudited condensed consolidated financial statements.

AMYRIS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
(In thousands, except shares and per share amounts)	2019	2018
Revenue:
Renewable products (includes related party revenue of $2 and $151, respectively)	$11,884	$5,195
Licenses and royalties (includes related party revenue of ($380) and $7,918, respectively)	118	7,955
Grants and collaborations (includes related party revenue of $396 and $734, respectively)	2,372	4,709
Total revenue (includes related party revenue of $18 and $8,803, respectively)	14,374	17,859
Cost and operating expenses:
Cost of products sold	17,707	5,315
Research and development	17,839	17,825
Sales, general and administrative	28,253	18,100
Total cost and operating expenses	63,799	41,240
Loss from operations	(49,425)	(23,381)
Other income (expense):
Loss on divestiture	—	(1,778)
Interest expense	(12,534)	(9,978)
Loss from change in fair value of derivative instruments	(2,039)	(58,357)
Loss from change in fair value of debt	(2,130)	—
Other income (expense), net	(115)	692
Total other income (expense), net	(16,818)	(69,421)
Loss before income taxes	(66,243)	(92,802)
Provision for income taxes	—	—
Net loss attributable to Amyris, Inc.	(66,243)	(92,802)
Less: losses allocated to participating securities	2,430	7,504
Net loss attributable to Amyris, Inc. common stockholders	$(63,813)	$(85,298)

Loss per share attributable to common stockholders, basic and diluted	$(0.82)	$(1.67)
Weighted-average shares of common stock outstanding used in computing loss per share of common stock, basic and diluted	77,512,059	51,200,922

See the accompanying notes to the unaudited condensed consolidated financial statements.

AMYRIS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended March 31,
(In thousands)	2019	2018
Comprehensive loss:
Net loss attributable to Amyris, Inc.	$(66,243)	$(92,802)
Foreign currency translation adjustment	964	(137)
Comprehensive loss attributable to Amyris, Inc.	$(65,279)	$(92,939)

See the accompanying notes to the unaudited condensed consolidated financial statements.

AMYRIS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT AND MEZZANINE EQUITY

(Unaudited)

(In thousands, except number of shares)	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Noncontrolling Interest	Total Stockholders' Deficit	Mezzanine Equity - Common Stock
Balances at December 31, 2018	14,656	$—	76,564,829	$8	$1,346,996	$(43,343)	$(1,521,417)	$937	$(216,819)	$5,000
Cumulative effect of change in accounting principle for ASU 2017-11 (see "Recently Adopted Accounting Pronouncements" in Note 1)	—	—	—	—	32,512	—	8,531	—	41,043	—
Issuance of common stock upon exercise of warrants	—	—	450,568	—	1	—	—	—	1	—
Issuance of common stock upon exercise of stock options	—	—	3,612	—	13	—	—	—	13	—
Issuance of common stock and payment of minimum employee taxes withheld upon net share settlement of restricted stock	—	—	191,672	—	(9)	—	—	—	(9)	—
Stock-based compensation	—	—	—	—	3,452	—	—	—	3,452	—
Fair value of bifurcated embedded conversion feature in connection with debt modification	—	—	—	—	398	—	—	—	398	—
Foreign currency translation adjustment	—	—	—	—	—	964	—	—	964	—
Net loss	—	—	—	—	—	—	(66,243)	—	(66,243)	—
Balances at March 31, 2019	14,656	$—	77,210,681	$8	$1,383,363	$(42,379)	$(1,579,129)	$937	$(237,200)	$5,000

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Noncontrolling Interest	Total Stockholders' Deficit	Mezzanine Equity - Common Stock
Balances at December 31, 2017	22,171	$—	45,637,433	$5	$1,114,546	$(42,156)	$(1,290,420)	$937	$(217,088)	$5,000
Cumulative effect of change in accounting principle for ASC 606	—	—	—	—	—	—	(803)	—	(803)	—
Issuance of common stock upon exercise of warrants	—	—	162,392	—	835	—	—	—	835	—
Issuance of common stock in private placement, net of issuance costs	—	—	13,529	—	92	—	—	—	92	—
Issuance of common stock upon exercise of stock options	—	—	7,004	—	81	—	—	—	81	—
Issuance of common stock and payment of minimum employee taxes withheld upon net share settlement of restricted stock	—	—	30,489	—	(66)	—	—	—	(66)	—
Stock-based compensation	—	—	—	—	1,278	—	—	—	1,278	—
Other	—	—	—	—	93	—	—	—	93	—
Foreign currency translation adjustment	—	—	—	—	—	(137)	—	—	(137)	—
Net loss	—	—	—	—	—	—	(92,802)	—	(92,802)	—
Balances at March 31, 2018	22,171	$—	45,850,847	$5	$1,116,859	$(42,293)	$(1,384,025)	$937	$(308,517)	$5,000

See the accompanying notes to the unaudited condensed consolidated financial statements.

AMYRIS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
(In thousands)	2019	2018
Operating activities
Net loss	(66,243)	(92,802)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	4,628	4,789
Stock-based compensation	3,452	1,278
Loss from change in fair value of debt	2,130	—
Loss from change in fair value of derivative liabilities	2,039	58,357
Amortization of right-of-use assets under operating leases	2,826	—
Depreciation and amortization	848	1,561
Write-down of property, plant and equipment	438	—
Loss on disposal of property, plant and equipment	1	1,035
(Gain) loss on foreign currency exchange rates	(108)	243
Changes in assets and liabilities:
Accounts receivable	5,048	74
Accounts receivable, unbilled - related party	8,021	93
Inventories	1,196	420
Deferred cost of products sold	(7,173)	—
Prepaid expenses and other assets	1,766	6,747
Accounts payable	1,834	(108)
Accrued and other liabilities	6,245	(11,120)
Lease liabilities	(4,036)	—
Contract liabilities	108	4,264
Net cash used in operating activities	(36,980)	(25,169)
Investing activities
Purchases of property, plant and equipment	(3,046)	(1,584)
Net cash used in investing activities	(3,046)	(1,584)
Financing activities
Proceeds from issuance of debt, net of issuance costs	484	—
Proceeds from exercises of common stock options	13	81
Proceeds from exercises of warrants	1	133
Payment of minimum employee taxes withheld upon net share settlement of restricted stock units	(9)	(66)
Principal payments on financing leases	(134)	(400)
Principal payments on debt	(577)	(6,534)
Proceeds from issuance of common stock in private placements, net of issuance costs	—	92
Net cash used in financing activities	(222)	(6,694)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(70)	(68)
Net decrease in cash, cash equivalents and restricted cash	(40,318)	(33,515)
Cash, cash equivalents and restricted cash at beginning of period	47,054	61,012
Cash, cash equivalents and restricted cash at end of the period	$6,736	$27,497

Reconciliation of cash, cash equivalents and restricted cash to the condensed consolidated balance sheets
Cash and cash equivalents	$5,153	$24,084
Restricted cash, current	623	2,454
Restricted cash, noncurrent	960	959
Total cash, cash equivalents and restricted cash	$6,736	$27,497

See the accompanying notes to the unaudited condensed consolidated financial statements.

AMYRIS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, Continued

(Unaudited)

	Three Months Ended March 31,
(In thousands)	2019	2018
Supplemental disclosures of cash flow information:
Cash paid for interest	$3,099	$1,815
Supplemental disclosures of non-cash investing and financing activities:
Right-of-use assets under operating leases recorded upon adoption of ASC 842 (Note 2)	$29,713	$—
Lease liabilities recorded upon adoption of ASC 842 (Note 2)	$33,552	$—
Cumulative effect of change in accounting principle for ASU 2017-11 (Note 2)	$41,043	$—
Acquisition of property, plant and equipment under accounts payable, accrued liabilities and notes payable	$605	$264
Acquisition of right-of-use assets under operating leases	$758	$—
Right-of-use assets amortization capitalized into inventory	$1,800	$—
Accrued interest added to debt principal	$448	$1,211
Fair value of warrants recorded as debt discount in connection with debt modification	$398	$—
Financing of equipment	$—	$91

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

The accompanying unaudited condensed consolidated financial statements of Amyris, Inc. should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K/A for the year ended December 31, 2018 (the 2018 Form 10-K/A), from which the condensed consolidated balance sheet as of December 31, 2018 is derived. The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, since they are interim statements, the accompanying condensed consolidated financial statements do not include all of the information and notes required by U.S. GAAP for complete financial statements. The accompanying condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, that are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Interim results are not necessarily indicative of results for a full year.

Going Concern

The Company has incurred significant operating losses since its inception and expects to continue to incur losses and negative cash flows from operations for at least the next 12 months following the issuance of these condensed consolidated financial statements. As of March 31, 2019, the Company had negative working capital of $199.4 million (compared to negative working capital of $119.5 million as of December 31, 2018), and an accumulated deficit of $1.6 billion.

As of March 31, 2019, the Company's debt (including related party debt), net of debt discount of $13.5 million, totaled $215.8 million, of which $153.8 million is classified as current. Subsequent to March 31, 2019, the Company entered into arrangements with lenders to extend maturities and convert certain debt obligations into common stock; see Note 12, "Subsequent Events" for more information. The Company's debt service obligations through March 31, 2020 are $179.8 million, including $23.5 million of anticipated cash interest payments. The Company's debt agreements contain various covenants, including certain restrictions on the Company's business that could cause the Company to be at risk of defaults, such as restrictions on additional indebtedness and cross-default clauses. A failure to comply with, or cure non-compliance events or obtain waivers for covenant violations, and other provisions of the Company’s debt instruments, including any failure to make a payment when required, would generally result in events of default under such instruments, which could permit acceleration of such indebtedness. If such indebtedness is accelerated, it would generally also constitute an event of default under the Company’s other outstanding indebtedness, permitting acceleration of a substantial portion of the Company's outstanding indebtedness.

Cash and cash equivalents of $5.2 million as of March 31, 2019 are not sufficient to fund expected future negative cash flows from operations and cash debt service obligations through March 31, 2020. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that these condensed consolidated financial statements are issued. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company's ability to continue as a going concern will depend, in large part, on its ability to extend existing debt maturities by restructuring a majority of its convertible debt, which is uncertain and outside the control of the Company. Further, the Company's operating plan for the twelve months ending March 31, 2020 contemplates a significant reduction in its net operating cash outflows as compared to the year ended December 31, 2018, resulting from (i) revenue growth from sales of existing and new products with positive gross margins, (ii) significantly increased cash inflows from grants and collaborations, and (iii) reduced production costs as a result of manufacturing and technical developments. If the Company is unable to complete these actions, it expects to be unable to meet its operating cash flow needs and its obligations under its existing debt facilities. This could result in an acceleration of its obligation to repay all amounts outstanding under those facilities, and it may be required to obtain additional equity or debt financing, which may not occur timely or on reasonable terms, if at all, and/or liquidate its assets. In such a scenario, the value the Company receives for its assets in liquidation or dissolution could be significantly lower than the value reflected in these condensed consolidated financial statements.

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

The Company does not currently have sufficient funds to repay the amounts outstanding under the Second Exchange Note. To date, negotiations with the holder of the Second Exchange Note have not been successful, and there can be no assurance that a favorable outcome for the Company will be reached. The Company has executed a term sheet with an existing investor for a term loan, the proceeds of which would be used to repay a portion of the Second Exchange Note. However, there can be no assurance that the Company will be able to obtain such financing on its expected timeline, or on acceptable terms, if at all. Even if the Company does obtain such financing, it will not have sufficient funds to repay the Second Exchange Note in full without obtaining additional financing, which the Company is attempting to source. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Significant Accounting Policies

Note 1, "Basis of Presentation and Summary of Significant Accounting Policies", to the audited consolidated financial statements in the 2018 Form 10-K/A includes a discussion of the significant accounting policies and estimates used in the preparation of the Company’s consolidated financial statements. There have been no material changes to the Company's significant accounting policies and estimates during the three months ended March 31, 2019, except for the Company's adoption of these accounting standards on January 1, 2019:

•      Accounting Standards Codification (ASC) Topic 842 (ASC 842), Leases; and

•      Accounting Standards Update (ASU) 2017-11, Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): Accounting for Certain Financial Instruments with Down Round Features

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

The Company’s significant contracts and contractual terms with its customers are presented in Note 10, "Revenue Recognition" in Part II, Item 8 of the 2018 Form 10-K/A.

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

Renewable Product Sales

Revenues from renewable product sales are recognized as a distinct performance obligation on a gross basis as the Company is acting as a principal in these transactions, with the selling price to the customer recorded net of discounts and allowances. Revenues are recognized at a point in time when control has passed to the customer, which typically is upon the renewable products leaving the Company’s facilities with the first transportation carrier. The Company, on occasion, may recognize revenue under a bill and hold arrangement, whereby the customer requests and agrees to purchase product but requests delivery at a later date. Under these arrangements, control transfers to the customer when the product is ready for delivery, which occurs when the product is identified separately as belonging to the customer, the product is ready for shipment to the customer in its current form, and the Company does not have the ability to direct the product to a different customer. It is at this point that the Company has the right to payment, the customer obtains legal title, and the customer has the significant risks and rewards of ownership. The Company’s renewable product sales do not include rights of return. Returns are accepted only if the product does not meet product specifications and such nonconformity is communicated to the Company within a set number of days of delivery. The Company offers a two-year assurance-type warranty to replace squalane products that do not meet Company-established criteria as set forth in the Company’s trade terms. An estimate of the cost to replace the squalane products sold is made based on a historical rate of experience and recognized as a liability and related expense when the renewable product sale is consummated.

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

When the Company’s intellectual property license is the only performance obligation, or it is the predominant performance obligation in arrangements with multiple performance obligations, the Company applies the sales-based royalty exception and revenue is estimated and recognized at a point in time when the licensee’s product sales occur. Estimates of sales-based royalty revenues are made using the most likely amount method, which is the single amount in a range of possible amounts derived from the licensee’s historical sales volumes and sales prices of its products and recent commodity market pricing data and trends.

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

Collaboration agreements that include milestone payments are evaluated at inception to determine whether the milestone events are considered probable of achievement and estimates are made of the amount of the milestone payments to include in the transaction price using the most likely amount method which is the single amount in a range of possible amounts. If it is probable that a significant revenue reversal will not occur, the estimated milestone payment amount is included in the transaction price. Each reporting period, the Company re-evaluates the probability of achievement of the milestone events and any related constraint and, if necessary, adjusts its estimate of the overall transaction price. Any such adjustments are recorded on a cumulative basis, which would affect collaboration revenues in the period of adjustment. Generally, revenue is recognized using an input-based measure of progress towards the satisfaction of the performance obligations which can be labor hours expended or time-based in proportion to the estimated total project effort or total projected time to complete. The measure of progress is evaluated each reporting period and, if necessary, adjustments are made to the measure of progress and the related revenue recognized. Certain performance obligations are associated with milestones agreed between the Company and its customer. Revenue generated from the performance of services in accordance with the milestones in these agreements is recognized upon confirmation from the customer that the milestone has been achieved. In these cases, amounts recognized are constrained to the amount of consideration received upon achievement of the milestone.

The Company generally invoices its collaborators on a monthly or quarterly basis, or upon the completion of the effort or achievement of a milestone, based on the terms of each agreement. Contract liability arises from amounts received in advance of performing the research and development activities and is recognized as revenue in future periods as the performance obligations are satisfied.

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

For descriptions of the Company's other significant accounting policies, see the 2018 Form 10-K/A.

Accounting Standards or Updates Recently Adopted

In the three months ended March 31, 2019, the Company adopted these accounting standards or updates:

Leases In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The standard requires the recognition of lease liabilities and right-of-use (ROU) assets on the balance sheet arising from lease transactions at the lease commencement date and the disclosure of key information about leasing arrangements. In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842) Targeted Improvements, which provides an additional transition method in which the lease standard is applied at the adoption date and recognized as a cumulative-effect adjustment to retained earnings without adjustment to comparative periods (collectively Topic 842). The amendment has the same effective date and transition requirements as the lease standard.

The Company adopted this standard on January 1, 2019 using the modified retrospective approach and elected the package of practical expedients permitted under transition guidance, which allowed the Company to carry forward its historical assessments of: (1) whether contracts are or contain leases, (2) lease classification and (3) initial direct costs, where applicable. The Company did not elect the practical expedient allowing the use-of-hindsight which would require the Company to reassess the lease term of its leases based on all facts and circumstances through the effective date and did not elect the practical expedient pertaining to land easements as this is not applicable to the Company’s current contracts. The Company elected the post-transition practical expedient to not separate lease components from non-lease components for all leases of manufacturing equipment. The Company also elected a policy of not recording leases on its condensed consolidated balance sheets when the leases have a term of 12 months or less and the Company is not reasonably certain to elect an option to purchase the leased asset.

The adoption of this standard had the effect of increasing assets and liabilities on the condensed consolidated balance sheet by $25.7 million, but did not have a material impact on the condensed consolidated statements of operations or cash flows.  The most significant impact relates to (1) the recognition of new ROU assets and lease liabilities on the balance sheet for operating leases; and (2) providing significant new disclosures about leasing activities.

Upon adoption, the Company recognized operating lease liabilities of $33.6 million, based on the present value of the remaining minimum rental payments under current leasing standards for existing operating leases. The Company also recognized ROU assets of $29.7 million, which represents the operating lease liability, adjusted for prepaid expenses and deferred rent. The difference between the operating lease ROU assets and lease liabilities reflects the net of advanced rent payments and deferred rent balances that were derecognized at the time of adoption.

Financial Instruments with "Down Round" Features In July 2017, the FASB issued ASU 2017-11, Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): Accounting for Certain Financial Instruments with Down Round Features. The amendments of this ASU update the classification analysis of certain equity-linked financial instruments, or embedded features, with down round features, as well as clarify existing disclosure requirements for equity-classified instruments. When determining whether certain financial instruments should be classified as liabilities or equity instruments, a down round feature no longer precludes equity classification when assessing whether the instrument is indexed to an entity’s own stock. The accounting standard update became effective in the first quarter of fiscal year 2019, and the Company adopted the standard using a modified retrospective approach. Since the adoption of ASU 2017-11 would have classified the warrants effected as equity at inception, the cumulative-effect adjustment should (i) record the issuance date value of the warrants as if they had been equity classified at the issuance date, (ii) reverse the effects of changes in the fair value of the warrants that had been recorded in the statement of operations of each period, and (iii) eliminate the derivative liabilities from the balance sheet. Upon adoption, the Company (i) recorded an increase of $32.5 million to additional paid-in capital, (ii) recorded a decrease to accumulated deficit of $8.5 million and (iii) decreased the warrant liability by $41.0 million.

Recent Accounting Standards or Updates Not Yet Effective

Fair Value Measurement In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement, which amends ASC 820, Fair Value Measurement. ASU 2018-13 modifies the disclosure requirements for fair value measurements by removing, modifying or adding certain disclosures. The accounting standard update will be effective beginning in the first quarter of fiscal 2020, with removed and modified disclosures to be adopted on a retrospective basis, and new disclosures to be adopted on a prospective basis. The Company is in the initial stages of evaluating the impact of the standard on its condensed consolidated financial statements.

Collaborative Revenue Arrangements In November 2018, the FASB issued ASU 2018-18, Clarifying the Interaction between Topic 808 and Topic 606, that clarifies the interaction between the guidance for certain collaborative arrangements and Topic 606, the new revenue recognition standard. A collaborative arrangement is a contractual arrangement under which two or more parties actively participate in a joint operating activity and are exposed to significant risks and rewards that depend on the activity’s commercial success. The ASU provides guidance on how to assess whether certain transactions between collaborative arrangement participants should be accounted for within the revenue recognition standard. The accounting standard update will be effective beginning in the first quarter of fiscal year 2020 retroactively. The Company does not believe that the impact of the new standard on its condensed consolidated financial statements will be material.

Credit Losses In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments. ASU 2016-13 requires entities to measure all expected credit losses for most financial assets held at the reporting date based on an expected loss model which includes historical experience, current conditions, and reasonable and supportable forecasts. Entities will now use forward-looking information to better form their credit loss estimates. ASU 2016-13 also requires enhanced disclosures to help financial statement users better understand significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an entity's portfolio. ASU 2016-13 will become effective for the Company beginning in the first quarter of fiscal year 2020. The Company does not believe that the impact of the new standard on its condensed consolidated financial statements will be material.

Use of Estimates and Judgements

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates, judgements and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the condensed consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates, and such differences may be material to the condensed consolidated financial statements.

2. Balance Sheet Details

Inventories

(In thousands)	March 31, 2019	December 31, 2018
Raw materials	$2,451	$3,901
Work-in-process	238	539
Finished goods	5,797	5,253
Inventories	$8,486	$9,693

Deferred cost of products sold - related party

(In thousands)	March 31, 2019	December 31, 2018
Deferred cost of products sold - related party	$1,489	$489
Deferred cost of products sold, noncurrent - related party	9,001	2,828
Total	$10,490	$3,317

In November 2018, the Company amended the supply agreement with DSM to secure capacity at the Brotas 1 facility for sweetener production through 2022. See Note 10, “Revenue Recognition” in Part II, Item 8 of the 2018 Form 10-K/A for information regarding the November 2018 Supply Agreement Amendment. The supply agreement was included as an element of a combined transaction with DSM, which resulted in a fair value allocation of $24.4 million to the manufacturing capacity fees, of which $3.3 million was recorded as deferred cost of products sold at December 31, 2018. During the three months ended March 31, 2019, the Company paid an additional $7.3 million of reservation capacity fees, which was recorded as additional deferred cost of products sold. The remaining $13.8 million capacity fees will be recorded as deferred cost of products sold in the period the additional payments are made to DSM. The deferred cost of products sold asset is expensed to cost of products sold on a units of production basis as the Company's sweetener product is sold over the five-year term of the supply agreement. Each quarter, the Company evaluates its future production volumes and adjusts the unit cost to be expensed over the remaining estimated production volume. Due to the Company's commercial launch of the product in December 2018, amortization of the deferred cost of products sold asset has been insignificant through March 31, 2019. The deferred cost of products sold asset is evaluated for recoverability at each period end.

Prepaid expenses and other current assets

(In thousands)	March 31, 2019	December 31, 2018
Prepayments, advances and deposits	$3,310	$5,644
Recoverable taxes from Brazilian government entities	956	631
Other	3,949	4,291
Total prepaid expenses and other current assets	$8,215	$10,566

Property, Plant and Equipment, Net

(In thousands)	March 31, 2019	December 31, 2018
Machinery and equipment	$45,874	$43,713
Leasehold improvements	39,951	39,922
Computers and software	10,138	9,987
Furniture and office equipment, vehicles and land	3,279	3,016
Construction in progress	1,460	1,749
Total property, plant and equipment, gross	100,702	98,387
Less: accumulated depreciation and amortization	(79,144)	(78,631)
Property, plant and equipment, net	$21,558	$19,756

During the three months ended March 31, 2019 and 2018, the Company capitalized $0.2 million and $0.8 million, respectively, of internal labor costs required to automate, integrate and ready certain laboratory and plant equipment for its intended use.

Depreciation and amortization expense, including amortization of assets under financing leases, was $0.8 million and $1.6 million for the three months ended March 31, 2019 and 2018, respectively.

Leases

Operating Leases

The Company has entered into operating leases primarily for administrative offices, laboratory equipment and other facilities. The operating leases have remaining terms that range from 1 year to 5 years, and often include one or more options to renew. These renewal terms can extend the lease term from 1 to 5 years and are included in the lease term when it is reasonably certain that the Company will exercise the option. The operating leases are classified as Right-of-use (ROU) assets under operating leases on the Company's March 31, 2019 Condensed Consolidated Balance Sheet and represent the Company’s right to use the underlying asset for the lease term. The Company’s obligation to make operating lease payments is included in "Lease liabilities" and "Lease liabilities, net of current portion" on the Company's March 31, 2019 Condensed Consolidated Balance Sheet. Based on the present value of the lease payments for the remaining lease term of the Company's existing leases, the Company recognized right-of-use assets of $29.7 million and lease liabilities for operating leases of $33.6 million on January 1, 2019. Operating lease right-of-use assets and liabilities commencing after January 1, 2019 are recognized at commencement date based on the present value of lease payments over the lease term. As of March 31, 2019, total right-of-use assets and operating lease liabilities were $27.6 million and $29.7 million, respectively. All operating lease expense is recognized on a straight-line basis over the lease term. In the three months ended March 31, 2019, the Company recorded $2.8 million of operating lease amortization that was charged to expense, and $1.8 million of operating lease amortization for certain contract manufacturing arrangements that was capitalized to inventory.

Because the rate implicit in each lease is not readily determinable, the Company uses its incremental borrowing rate to determine the present value of the lease payments. The Company has certain contracts for real estate and marketing which may contain lease and non-lease components which it has elected to treat as a single lease component.

Information related to the Company's right-of-use assets and related lease liabilities were as follows:

Amounts in thousands	Three Months Ended March 31, 2019
Cash paid for operating lease liabilities	$5,305
Right-of-use assets obtained in exchange for new operating lease obligations(1)	$30,472
Weighted-average remaining lease term (in years)	2.7
Weighted-average discount rate	18.0%

(1) Includes $29.7 million for operating leases existing on January 1, 2019 and $0.8 million for operating leases that commenced in the first quarter of 2019.

Financing Leases

The Company has entered into financing leases primarily for laboratory and computer equipment. Assets purchased under financing leases are included in "Property, plant and equipment, net" on the condensed consolidated balance sheets. For financing leases, the associated assets are depreciated or amortized over the shorter of the relevant useful life of each asset or the lease term. Property, plant and equipment, net included $5.3 million and $5.0 million of machinery and equipment under financing leases as of March 31, 2019 and December 31, 2018, respectively. Accumulated amortization of assets under financing leases totaled $2.5 million and $2.3 million as of March 31, 2019 and December 31, 2018, respectively.

Maturities of Financing and Operating Leases

Maturities of lease liabilities as of March 31, 2019 were as follows:

Years ending December 31: (In thousands)	Financing Leases	Operating Leases	Total Leases
2019 (remaining nine months)	$368	$12,755	$13,123
2020	199	9,109	9,308
2021	1	7,226	7,227
2022	—	7,398	7,398
2023	—	3,034	3,034
Thereafter	—	—	—
Total lease payments	568	39,522	40,090
Less: amount representing interest	(23)	(9,793)	(9,816)
Total lease liability	$545	$29,729	$30,274

Current lease liability	$452	$10,972	$11,424
Noncurrent lease liability	93	18,757	18,850
Total lease liability	$545	$29,729	$30,274

Other Assets

(In thousands)	March 31, 2019	December 31, 2018
Contingent consideration	$4,286	$4,286
Deposits	145	2,465
Other	1,117	1,207
Other assets	$5,548	$7,958

Accrued and Other Current Liabilities

(In thousands)	March 31, 2019	December 31, 2018
DSM manufacturing capacity fee	$7,250	$—
Contract termination fees	5,337	6,247
Accrued interest	7,094	3,853
Payroll and related expenses	5,285	9,220
Asset retirement obligation	3,111	3,063
Tax-related liabilities	2,589	2,139
Professional services	1,871	1,173
Other	1,054	3,284
Total accrued and other current liabilities	$33,591	$28,979

Other noncurrent liabilities

(In thousands)	March 31, 2019	December 31, 2018
Contract termination fees, net of current portion	$8,207	$7,715
Liability for unrecognized tax benefit	6,582	6,582
Contract liability, net of current portion (Note 9)	1,449	1,587
Deferred rent, net of current portion(1)	—	6,440
Other	682	868
Total other noncurrent liabilities	$16,920	$23,192

(1)     Deferred rent at December 31, 2018 was reclassified to ROU asset upon the adoption on January 1, 2019 of ASC 842, "Leases".

3. Fair Value Measurement

Assets and Liabilities Measured and Recorded at Fair Value on a Recurring Basis

The following tables summarize assets and liabilities measured at fair value, and the respective fair value by input classification level within the fair value hierarchy:

(In thousands)	March 31, 2019				December 31, 2018
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Liabilities
6% Convertible Notes Due 2021	$—	$—	$60,048	$60,048	$—	$—	$57,918	$57,918
Freestanding derivative instruments in connection with the issuance of equity instruments	—	—	3,798	3,798	—	—	42,796	42,796
Total liabilities measured and recorded at fair value	$—	$—	$63,846	$63,846	$—	$—	$100,714	$100,714

There were no transfers between levels during the periods presented.

6% Convertible Notes Due 2021

The Company issued $60.0 million of 6% Convertible Notes Due 2021 on December 10, 2018 and elected the fair value option of accounting for this instrument. At March 31, 2019, outstanding principal was $60.0 million, and the fair value was $60.0 million, which was measured using a binomial lattice model and assuming a 23.8% discount yield, 45% equity volatility, 50% / 50% probability of principal repayment in cash / stock, and 5% probability of change in control. See Note 4, “Debt” for further information related to this debt instrument. For the three months ended March 31, 2019, the Company recorded a $2.1 million loss from change in fair value of debt in connection with the 6% Convertible Notes Due 2021, as follows:

In thousands
Fair value at December 31, 2018	$57,918
Change in fair value	2,130
Fair value at March 31, 2019	$60,048

Derivative Liabilities Recognized in Connection with the Issuance of Debt and Equity Instruments

The following table provides a reconciliation of the beginning and ending balances for the Company's derivative liabilities recognized in connection with the issuance of debt and equity instruments, measured at fair value using significant unobservable inputs (Level 3):

(In thousands)	Equity-related Derivative Liability	Debt-related Derivative Liability	Total Derivative Liability
Balance at December 31, 2018	$41,272	$1,524	$42,796
Derecognition upon adoption of ASU 2017-11	(39,513)	(1,524)	(41,037)
Change in fair value of derivative liabilities	2,039	—	2,039
Balance at March 31, 2019	$3,798	$—	$3,798

As of March 31, 2019, the remaining derivative liabilities are in connection with the November 2018 Securities Purchase Agreement with DSM. See Note 10, “Revenue Recognition” in Part II, Item 8 of the 2018 10-K/A. This make-whole provision is effectively marked to market through the condensed consolidated statements of operations, based on the Company’s closing stock price at each reporting period until converted into common stock or cash settled. The fair value of these instruments is directly affected by the volatility of the Company’s stock price between each reporting period or conversion date, if settled during the reporting period.

Assets and Liabilities Recorded at Carrying Value

Financial Assets and Liabilities

The carrying amounts of certain financial instruments, such as cash equivalents, accounts receivable, accounts payable and accrued liabilities, approximate fair value due to their relatively short maturities and low market interest rates, if applicable. Loans payable, credit facilities and convertible notes are recorded at carrying value (except for the 6% Convertible Notes Due 2021, which are recorded at fair value), which is representative of fair value at the date of acquisition. For loans payable and credit facilities recorded at carrying value, the Company estimates fair value using observable market-based inputs (Level 2); for convertible notes, the Company estimates fair value based on rates currently offered for instruments with similar maturities and terms (Level 3). The carrying amount (the total amount of net debt presented on the balance sheet) of the Company's debt at March 31, 2019, excluding the 6% Convertible Notes that the Company records at fair value, was $155.8 million. The fair value of such debt at March 31, 2019 was $155.8 million, and was determined by (i) discounting expected cash flows using current market discount rates estimated for certain of the debt instruments and (ii) using third-party fair value estimates for the remaining debt instruments.

4. Debt

Net carrying amounts of debt are as follows:

	March 31, 2019				December 31, 2018
(In thousands)	Principal	Unamortized Debt (Discount) Premium	Change in Fair Value	Net Balance	Principal	Unamortized Debt (Discount) Premium	Change in Fair Value	Net Balance
Convertible notes payable
6% convertible notes due 2021	$60,000	$—	$48	$60,048	$60,000	$—	$(2,082)	$57,918
2015 Rule 144A convertible notes	37,887	(358)	—	37,529	37,887	(2,413)	—	35,474
2014 Rule 144A convertible notes	24,004	(289)	—	23,715	24,004	(867)	—	23,137
August 2013 financing convertible note	4,863	(596)	—	4,267	4,415	(70)	—	4,345
	126,754	(1,243)	48	125,559	126,306	(3,350)	(2,082)	120,874
Related party convertible notes payable
2014 Rule 144A convertible notes	24,705	(346)	—	24,359	24,705	(1,038)	—	23,667

Loans payable and credit facilities
GACP secured term loan facility	36,000	(1,208)	—	34,792	36,000	(1,349)	—	34,651
Ginkgo note	12,000	(3,832)	—	8,168	12,000	(4,047)	—	7,953
Other loans payable	4,813	(1,011)	—	3,802	4,910	(1,047)	—	3,863
	52,813	(6,051)	—	46,762	52,910	(6,443)	—	46,467
Related party loans payable
DSM note	25,000	(5,853)	—	19,147	25,000	(6,311)	—	18,689
Total debt	$229,272	$(13,493)	$48	215,827	$228,921	$(17,142)	$(2,082)	209,697
Less: current portion				(153,752)				(147,677)
Long-term debt, net of current portion				$62,075				$62,020

The 6% convertible notes due 2021 have been classified as current in the March 31, 2019 and December 31, 2018 balance sheets, due to certain events subsequent to March 31, 2019 but prior to the issuance of the March 31, 2019 and December 31, 2018 financial statements. See Note 12, "Subsequent Events" for additional information.

On January 14, 2019, Wolverine Flagship Fund Trading Limited (Wolverine) agreed to waive payment of the August 2013 Financing Convertible Note held by Wolverine at its January 15, 2019 maturity until July 15, 2019 in exchange for a fee, payable on or prior to July 15, 2019, of $0.6 million. The Company concluded that the term extension represented a debt modification, and the fee was accounted for as additional debt discount to be amortized over the remaining term. Effective July 15, 2019, the due date of the waiver fee was extended to October 13, 2019 and will bear interest at a rate of 1.75% per month, compounded, from July 16, 2019 to the date of payment. See Note 12, “Subsequent Events” for additional information.

Future Minimum Payments

Future minimum payments under the Company's debt agreements as of March 31, 2019 are as follows:

(In thousands)	Convertible Notes	Loans Payable and Credit Facilities	Related Party Convertible Notes	Related Party Loans Payable and Credit Facilities	Total
2019 (remaining nine months)	$139,303	$9,689	$25,618	$1,875	$176,485
2020	—	10,113	—	2,500	12,613
2021	—	34,776	—	28,146	62,922
2022	—	13,450	—	—	13,450
2023	—	399	—	—	399
Thereafter	—	2,268	—	—	2,268
Total future minimum payments	139,303	70,695	25,618	32,521	268,137
Less: amount representing interest	(12,303)	(17,883)	(913)	(7,521)	(38,620)
Less: future conversion of accrued interest to principal	(245)	—	—	—	(245)
Present value of minimum debt payments	126,755	52,812	24,705	25,000	229,272
Less: current portion of debt principal	(126,755)	(4,513)	(24,705)	—	(155,973)
Noncurrent portion of debt principal	$—	$48,299	$—	$25,000	$73,299

5. Mezzanine Equity

Mezzanine equity is comprised of the following:

(In thousands)	March 31, 2019	December 31, 2018
Contingently redeemable common stock	$5,000	$5,000

Mezzanine equity at March 31, 2019 and December 31, 2018 is comprised of proceeds from shares of common stock sold on May 10, 2016 to the Bill & Melinda Gates Foundation (Gates Foundation). In connection with the stock sale, the Company and the Gates Foundation entered into an agreement under which the Company agreed to expend an aggregate amount not less than the proceeds from the stock sale to develop a yeast strain that produces artemisinic acid and/or amorphadiene at a low cost and to supply such artemisinic acid and amorphadiene to companies qualified to convert artemisinic acid and amorphadiene to artemisinin for inclusion in artemisinin combination therapies used to treat malaria. If the Company defaults in its obligation to use the proceeds from the stock sale as set forth above or defaults under certain other commitments in the agreement, the Gates Foundation will have the right to request that the Company redeem, or facilitate the purchase by a third party, the shares then held by the Gates Foundation at a price per share equal to the greater of (i) the closing price of the Company’s common stock on the trading day prior to the redemption or purchase, as applicable, or (ii) an amount equal to $17.10 plus a compounded annual return of 10%.

As of March 31, 2019, the Company's remaining research and development obligation under this arrangement was $0.6 million.

6. Stockholders' Deficit

Warrants

In connection with various debt and equity transactions (see Note 5, "Debt" and Note 7, “Stockholders’ Deficit” in Part II, Item 8 of the 2018 Form 10-K/A), the Company has issued warrants exercisable for shares of common stock. The following table summarizes warrant activity for the three months ended March 31, 2019:

Transaction	Number Outstanding as of December 31, 2018	Additional Warrants Issued	Exercises	Number Outstanding as of March 31, 2019
August 2018 warrant exercise agreements	12,097,164	—	—	12,097,164
May 2017 cash and dilution warrants	6,292,798	—	—	6,292,798
August 2017 cash and dilution warrants	3,968,116	—	—	3,968,116
April 2018 warrant exercise agreements	3,616,174	—	—	3,616,174
July 2015 related party debt exchange	663,228	—	(471,204)	192,024
February 2016 related party private placement	171,429	—	—	171,429
July 2015 private placement	81,197	—	(8,547)	72,650
Other	1,406	—	—	1,406
	26,891,512	—	(479,751)	26,411,761

For the three months ended March 31, 2019, 479,751 shares of common stock were issued under certain anti-dilution warrants with an exercise price of $0.01 and resulted in no proceeds to the Company. The shares were exercised through net share settlement, resulting in the issuance of 450,568 shares.

7. Loss Per Share

For the three months ended March 31, 2019 and March 31, 2018, basic loss per share was the same as diluted loss per share, because the inclusion of all potentially dilutive securities outstanding was antidilutive.

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

The following table presents the calculation of basic and diluted loss per share:

	Three Months Ended March 31,
(In thousands, except shares and per share amounts)	2019	2018
Numerator:
Net loss attributable to Amyris, Inc.	$(66,243)	$(92,802)
Less: losses allocated to participating securities	2,430	7,504
Net loss attributable to Amyris, Inc. common stockholders	$(63,813)	$(85,298)

Denominator:
Weighted-average shares of common stock outstanding used in computing loss per share of common stock, basic and diluted	77,512,059	51,200,922
Loss per share attributable to common stockholders, basic and diluted	$(0.82)	$(1.67)

The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted loss per share of common stock because including them would have been antidilutive:

	Three Months Ended March 31,
	2019	2018
Period-end stock options to purchase common stock	5,427,384	1,365,447
Convertible promissory notes(1)	12,699,607	8,347,364
Period-end common stock warrants	26,411,761	29,759,452
Period-end restricted stock units	5,493,579	706,697
Period-end preferred stock	2,955,732	4,504,212
Total potentially dilutive securities excluded from computation of diluted loss per share	52,988,063	44,683,172

______________

(1)	The potentially dilutive effect of convertible promissory notes was computed based on conversion ratios in effect as of the respective period end dates. A portion of the convertible promissory notes issued carries a provision for a reduction in conversion price under certain circumstances, which could potentially increase the dilutive shares outstanding. Another portion of the convertible promissory notes issued carries a provision for an increase in the conversion rate under certain circumstances, which could also potentially increase the dilutive shares outstanding.

8. Commitments and Contingencies

Contingencies

The Company has levied indirect taxes on sugarcane-based biodiesel sales that took place several years ago by Amyris Brasil Ltda. (see Note 12, “Divestiture” in Part II, Item 8 of the 2018 Form 10-K/A) to customers in Brazil, based on advice from external legal counsel. In the absence of definitive rulings from the Brazilian tax authorities on the appropriate indirect tax rate to be applied to such product sales, the actual indirect rate to be applied to such sales could differ from the rate the Company levied.

On April 3, 2019, a securities class action complaint was filed against Amyris and our CEO, John G. Melo, and former CFO (and current Chief Business Officer), Kathleen Valiasek, in the U.S. District Court for the Northern District of California. The complaint seeks unspecified damages on behalf of a purported class that would comprise all persons and entities that purchased or otherwise acquired our securities between March 15, 2018 and March 19, 2019. The complaint alleges securities law violations based on statements and omissions made by the Company during such period. Subsequent to the filing of the securities class action complaint described above, on June 21, 2019 and October 1, 2019, respectively, two separate purported shareholder derivative complaints were filed in the U.S. District Court for the Northern District of California (Bonner v. Doerr, et al., Case No. 4:19-cv-03621 and Carlson v. Doerr, et al., Case No. 4:19-cv-06230) based on similar allegations to those made in the securities class action complaint described above. The derivative complaints name Amyris, Inc. as a nominal defendant and name a number of the Company’s current and former officers and directors as additional defendants. The lawsuits seek to recover, on the Company's behalf, unspecified damages purportedly sustained by the Company in connection with allegedly misleading statements and omissions made in connection with the Company’s securities filings. The derivative complaints also seek a series of changes to the Company’s corporate governance policies, restitution to the Company from the individual defendants, and an award of attorneys’ fees. These cases are in the initial pleadings stage. We believe the complaints lack merit, and intend to defend ourselves vigorously. Given the early stage of these proceedings, it is not yet possible to reliably determine any potential liability that could result from these matters.

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

Other Matters

Certain conditions may exist as of the date the condensed consolidated financial statements are issued, which may result in a loss to the Company but will only be recorded when one or more future events occur or fail to occur. The Company's management assesses such contingent liabilities, and such assessment inherently involves an exercise of judgement. In assessing loss contingencies related to legal proceedings that are pending against and by the Company or unasserted claims that may result in such proceedings, the Company's management evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought.

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

9. Revenue Recognition and Contract Assets and Liabilities

Disaggregation of Revenue

The following table presents revenue by major product and service, as well as by primary geographical market, based on the location of the customer:

	Three Months Ended March 31,
(In thousands)	2019				2018
	Renewable Products	Licenses and Royalties	Grants and Collaborations	Total	Renewable Products	Licenses and Royalties	Grants and Collaborations	Total
United States	$7,073	$—	$493	$7,566	$1,962	$—	$1,209	$3,171
Europe	2,854	118	1,629	4,601	2,434	7,955	3,500	13,889
Asia	1,718	—	250	1,968	678	—	—	678
South America	220	—	—	220	21	—	—	21
Other	19	—	—	19	100	—	—	100
	$11,884	$118	$2,372	$14,374	$5,195	$7,955	$4,709	$17,859

Significant Revenue Agreements During the Three Months Ended March 31, 2019

In connection with significant revenue agreements, the Company recognized the following revenues for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
(In thousands)	2019				2018
	Renewable Products	Licenses and Royalties	Grants and Collaborations	Total	Renewable Products	Licenses and Royalties	Grants and Collaborations	Total
Firmenich	$1,891	$498	$728	$3,117	$207	$37	$1,267	$1,511
Givaudan	1,575	—	—	1,575	1,076	—	1,500	2,576
American Sugar Refining	1,494	—	—	1,494	—	—	—	—
DSM - related party	2	(380)	396	18	—	7,918	734	8,652
Subtotal revenue from significant revenue agreements	4,962	118	1,124	6,204	1,283	7,955	3,501	12,739
Revenue from all other customers	6,922	—	1,248	8,170	3,912	—	1,208	5,120
Total revenue from all customers	$11,884	$118	$2,372	$14,374	$5,195	$7,955	$4,709	$17,859

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

Trade receivables related to revenue from contracts with customers are included in accounts receivable on the condensed consolidated balance sheets, net of the allowance for doubtful accounts. Trade accounts receivable are recorded at the point of renewable product sale or in accordance with the contractual payment terms for licenses and royalties, and grants and collaborative research and development services for the amount payable by the customer to the Company for sale of goods or the performance of services.

Contract Balances

The following table provides information about accounts receivable and contract liabilities from contracts with customers:

(In thousands)	March 31, 2019	December 31, 2018
Accounts receivable, net	$10,968	$16,003
Accounts receivable - related party, net	$1,334	$1,349
Accounts receivable, unbilled - related party	$—	$8,021
Accounts receivable, unbilled, noncurrent - related party	$1,203	$1,203
Contract liabilities	$8,333	$8,236
Contract liabilities, noncurrent(1)	$1,449	$1,587

(1)     As of March 31, 2019 and December 31, 2018, contract liabilities, noncurrent is presented in Other Noncurrent Liabilities in the condensed consolidated balance sheets because of its insignificance.

Unbilled receivables at the end of the period relate to the Company’s right to consideration from DSM for performance fees. The Company’s right to cash receipt for these minimum royalty amounts occurs on or before December 31, 2019. From December 31, 2018 to March 31, 2019, the combination of current and noncurrent unbilled receivables decreased by $8.0 million as the result of invoices issued to DSM during the period. An $8.0 million unbilled accounts receivable was originally due on December 31, 2019 but was paid early by DSM. The $0.6 million difference between the original amount due and the $7.4 million cash payment received was recorded as a $0.4 million reduction of licenses and royalties revenue during the quarter and a $0.2 million reduction to interest income.

Remaining Performance Obligations

The following table provides information regarding the estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) based on the Company's existing agreements with customers as of March 31, 2019.

(In thousands)	As of March 31, 2019
Remaining 2019	$23,920
2020	38,508
2021	31,172
2022 and thereafter	—
Total from all customers	$93,600

In accordance with the disclosure provisions of ASC 606, the table above excludes estimated future revenues for performance obligations that are part of a contract that has an original expected duration of one year or less or a performance obligation with variable consideration that is recognized using the sales-based royalty exception for licenses of intellectual property. Additionally, approximately $17.6 million of estimated future revenue is excluded from the table above, as that amount represents constrained variable consideration.

10. Related Party Transactions

Related Party Debt

See Note 4, "Debt" above for related party debt as of March 31, 2019 and December 31, 2018.

Related Party Accounts Receivable and Unbilled Receivables

Related party accounts receivable and unbilled receivables as of March 31, 2019 and December 31, 2018 were as follows:

(In thousands)	March 31, 2019	December 31, 2018
Accounts receivable:
DSM	$1,334	$1,071
Novvi	—	188
Total	—	90
	$1,334	$1,349
Accounts receivable, unbilled, current:
DSM	$—	$8,021
Accounts receivable, unbilled, noncurrent:
DSM	$1,203	$1,203

Related Party Joint Ventures

The Company holds a 50% interest in the Aprinnova joint venture for business-to-business sales of cosmetic ingredients. This joint venture is consolidated in the accompanying condensed consolidated financial statements.

11. Stock-based Compensation

The Company’s stock option activity and related information for the three months ended March 31, 2019 was as follows:

	Quantity of Stock Options	Weighted- average Exercise Price	Weighted-average Remaining Contractual Life, in Years	Aggregate Intrinsic Value, in Thousands
Outstanding - December 31, 2018	5,390,270	$11.55	8.5	$29
Granted	104,452	$4.73
Exercised	(3,612)	$3.68
Forfeited or expired	(63,726)	$14.27
Outstanding - March 31, 2019	5,427,384	$11.39	8.3	$—
Vested or expected to vest after March 31, 2019	4,874,155	$12.10	8.3	$—
Exercisable at March 31, 2019	977,466	$39.20	5.8	$—

The Company’s restricted stock units (RSUs) activity and related information for the three months ended March 31, 2019 was as follows:

	Quantity of Restricted Stock Units	Weighted-average Grant-date Fair Value	Weighted-average Remaining Contractual Life, in Years
Outstanding - December 31, 2018	5,294,803	$5.50	1.7
Awarded	493,790	$4.65
RSUs released	(192,795)	$6.55
RSUs forfeited	(102,219)	$5.61
Outstanding - March 31, 2019	5,493,579	$5.38	1.5
Vested or expected to vest after March 31, 2019	5,153,107	$5.39	1.5

Stock-based compensation expense related to employee and non-employee options, RSUs and ESPP during the three months ended March 31, 2019 and 2018 was allocated to research and development expense and sales, general and administrative expense as follows:

	Three Months Ended March 31,
(In thousands)	2019	2018
Research and development	$663	$363
Sales, general and administrative	2,789	915
Total stock-based compensation expense	$3,452	$1,278

As of March 31, 2019, there was unrecognized compensation expense of $31.1 million related to stock options and RSUs. The Company expects to recognize this expense over a weighted-average period of 3.0 years.

Evergreen Shares for 2010 Equity Incentive Plan and 2010 Employee Stock Purchase Plan

In February 2019, the Company's Board of Directors (the Board) approved increases to the number of shares available for issuance under the Company's 2010 Equity Incentive Plan (the Equity Plan) and 2010 Employee Stock Purchase Plan (the Purchase Plan). These shares in connection with the Equity Plan represented an automatic annual increase in the number of shares available for grant and issuance under the Equity Plan of 3,828,241 shares. This increase is equal to approximately 5.0% of the 76,564,829 total outstanding shares of the Company’s common stock as of December 31, 2018. This automatic increase was effective as of January 1, 2019. These shares in connection with the Purchase Plan represented an automatic annual increase in the number of shares reserved for issuance under the Purchase Plan of 383,824 shares. This increase is equal to approximately 0.5% of the 76,564,829 total outstanding shares of the Company’s common stock as of December 31, 2018. This automatic increase was effective as of January 1, 2019.

12. Subsequent Events

Cannabinoid Agreement

On May 2, 2019, the Company consummated an agreement entered into March 18, 2019 related to a $300 million research, collaboration and license agreement (the Cannabinoid Agreement) with LAVVAN, Inc., a newly formed investment-backed company (Lavvan), for the development, manufacture and commercialization of cannabinoids, subject to certain closing conditions noted below. Under the agreement, the Company would perform research and development activities and Lavvan would be responsible for the commercialization of the cannabinoids developed under the agreement. The Cannabinoid Agreement is being principally funded on a milestone basis, with the Company also entitled to receive certain supplementary research and development funding from Lavvan. The Company could receive aggregate funding of up to $300 million over the term of the Cannabinoid Agreement if all of the milestones are achieved. Additionally, the agreement provides for profit share to the Company on Lavvan's gross profit margin once products are commercialized; these payments will be due for the next 20 years. The consummation of the transactions contemplated by the Cannabinoid Agreement is subject to certain conditions, including obtaining certain third party consents and releases and the repayment or refinancing of the 2014 Rule 144A Convertible Notes and the 2015 Rule 144A Convertible Notes (see Note 4, “Debt”). On May 2, 2019, the parties consummated the transactions contemplated by the Cannabinoid Agreement, including the formation of a special purpose entity to hold certain intellectual property created during the collaboration (the Cannabinoid Collaboration IP), the licensing of certain Company intellectual property to Lavvan, the licensing of the Cannabinoid Collaboration IP to the Company and Lavvan, and the granting by the Company to Lavvan of a lien on the Company background intellectual property being licensed to Lavvan under the Cannabinoid Agreement, which lien would be subordinated to the lien on such intellectual property under the GACP Term Loan Facility (see Note 4, “Debt”).

LSA Amendments, Assignment and Waivers

On April 4, 2019, the Company and GACP amended the LSA (see Note 4, “Debt”) to (i) effective December 31, 2018, eliminate the conditions giving rise to the early maturity date, so that loans under the GACP Term Loan Facilities would have a maturity date of July 1, 2021, (ii) remove certain Company intellectual property related to the Cannabinoid Agreement from the lien granted by the Company to GACP under the LSA, (iii) eliminate the Company’s ability to obtain the Incremental GACP Term Loan Facility, (iv) eliminate the Company’s reinvestment rights with respect to mandatory prepayments upon asset sales, (v) restrict the Company’s ability to pay interest and principal on other indebtedness without the consent of GACP, and (vi) provide that the Company must have at all times at least $15 million of unrestricted, unencumbered cash subject to a control agreement in favor of GACP.

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

On August 14, 2019, the Company and Foris entered into an Amendment No. 5 and Waiver to the LSA (the LSA Amendment and Waiver), pursuant to which (i) the maturity date of the loans under the LSA was extended from July 1, 2021 to July 1, 2022, (ii) the interest rate for the loans under the LSA was modified from the sum of (A) the greater of (x) the prime rate as reported in the Wall Street Journal or (y) 4.75% plus (B) 9% to the greater of (A) 12% or (B) the rate of interest payable with respect to any indebtedness of the Company, (iii) the amortization of the loans under the LSA was delayed until December 16, 2019, (iv) certain accrued and future interest and agency fee payments under the LSA were delayed until December 16, 2019, (v) certain covenants under the LSA, including related definitions, were amended to provide the Company with greater operational and financial flexibility, including, without limitation, to permit the incurrence of the indebtedness under the Naxyris Loan Facility (as described below) and the granting of liens with respect thereto, subject to the terms of an intercreditor agreement between Foris and Naxyris S.A. (Naxyris) governing the respective rights of the parties with respect to, among other things, the assets securing the Naxyris Loan Agreement and the LSA (the Intercreditor Agreement), (vi) certain outstanding unsecured promissory notes issued by the Company to Foris on April 8, 2019, June 11, 2019, July 10, 2019 and July 26, 2019 (as described below under “Foris Credit Agreements”), in an aggregate principal amount of $32.5 million, as well as the Company LPA Obligation, were added to the loans under the LSA, made subject to the LSA and secured by the security interest in the collateral granted to Foris under the LSA, and such promissory notes and contractual obligation were canceled in connection therewith, and (vii) Foris agreed to waive certain existing defaults under the LSA. After giving effect to the LSA Amendment and Waiver, there is $71.0 million aggregate principal amount of loans outstanding under the LSA, subject to quarterly covenants including minimum revenues, minimum liquidity amounts and a minimum asset coverage ratio. In connection with the entry into the LSA Amendment and Waiver, on August 14, 2019 the Company issued to Foris a warrant to purchase up to 1,438,829 shares of Common Stock at an exercise price of $2.87 per share, with an exercise term of two years from issuance. Pursuant to the terms of the warrant, Foris may not exercise the Foris Warrant to the extent that, after giving effect to such exercise, Foris, together with its affiliates, would beneficially own in excess of 19.99% of the number of shares of common stock outstanding after giving effect to such exercise, unless the Company has obtained stockholder approval to exceed such limit in accordance with Nasdaq rules and regulations, which the Company intends to seek at its 2019 annual meeting of stockholders.

Foris Credit Agreements

On April 8, 2019, the Company and Foris entered into a credit agreement to make available to the Company an unsecured credit facility in an aggregate principal amount of $8.0 million (the April Foris Credit Agreement), which the Company borrowed in full on April 8, 2019 and issued to Foris a promissory note in the principal amount of $8.0 million (the April Foris Note). The April Foris Note has a maturity date of October 14, 2019. In connection with the entry into the April Foris Credit Agreement and the issuance of the April Foris Note, which has no stated interest rate, the Company agreed to pay Foris a fee of $1.0 million, payable on or prior to the maturity date of the April Foris Note (the April Foris Note Fee); provided, that the April Foris Note Fee will be reduced to $0.5 million if the Company repays the April Foris Note in full by July 15, 2019. The April Foris Note is subordinated in right of payment to the Tranche II Note held by Wolverine (see Note 4, “Debt” and above in this Note 12, “Subsequent Events”).

On June 11, 2019, the Company and Foris entered into a credit agreement to make available to the Company an unsecured credit facility in an aggregate principal amount of $8.5 million, which the Company borrowed in full on June 11, 2019 and issued to Foris a promissory note in the principal amount of $8.5 million (the June Foris Note). The June Foris Note (i) accrues interest at a rate of 12.5% per annum from and including June 11, 2019, which interest is payable on the maturity date or the earlier repayment or other satisfaction of the June Foris Note, and (ii) matures on August 28, 2019; provided, that if the May 2017 Cash Warrant held by DSM and the August 2017 DSM Cash Warrant (see Note 6, “Stockholders’ Deficit”) are exercised, then the maturity date of the June Foris Note will be the business day immediately following such exercise.

On July 10, 2019, the Company and Foris entered into a credit agreement to make available to the Company an unsecured credit facility in an aggregate principal amount of $16.0 million (the July Foris Credit Agreement), of which the Company borrowed $8.0 million on July 10, 2019 and $8.0 million on July 26, 2019 and issued to Foris promissory notes, each in the principal amount of $8.0 million, on such dates (the July Foris Notes). The July Foris Notes (i) accrue interest at a rate of 12.5% per annum from and including the respective date of issuance, which interest is payable on the maturity date or the earlier repayment or other satisfaction of the applicable July Foris Note, and (ii) mature on December 31, 2019. In connection with the entry into the July Foris Credit Agreement, the Company and Foris amended the warrant issued to Foris on August 17, 2018 (see Note 6, “Stockholders’ Deficit”) to reduce the exercise price of such warrant from $7.52 per share to $2.87 per share.

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

On August 14, 2019, the April Foris Note, the June Foris Note and the July Foris Notes were added to the loans under the LSA, made subject to the LSA and secured by the security interest in the collateral granted to Foris under the LSA, and such notes were canceled in connection therewith. See above under “LSA Amendments, Assignment and Waivers” for additional information.

On August 28, 2019, the Company and Foris entered into a credit agreement to make available to the Company an unsecured credit facility in an aggregate principal amount of $19.0 million (the August Foris Credit Agreement), which the Company borrowed in full on August 28, 2019 and issued to Foris a promissory note in the principal amount of $19.0 million (the August Foris Note). The August Foris Note (i) accrues interest at a rate of 12% per annum from and including August 28, 2019, which interest is payable quarterly in arrears on each March 31, June 30, September 30 and December 31, beginning December 31, 2019, and (ii) matures on January 1, 2023. The Company may at its option repay the amounts outstanding under the August Foris Note before the maturity date, in whole or in part, at a price equal to 100% of the amount being repaid plus accrued and unpaid interest on such amount to the date of repayment. Also, on August 28, 2019 in connection with the entry into the August Foris Credit Agreement, the Company and Foris amended the warrant issued to Foris on April 26, 2019 to reduce the exercise price of such warrant from $5.12 per share to $3.90 per share, and amended the warrant issued to Foris on May 14, 2019 to reduce the exercise price of such warrant from $4.56 per share to $3.90 per share. See Note 6, “Stockholders’ Deficit” for information on the original warrants.

In connection with the entry into the August Foris Credit Agreement, on August 14, 2019 the Company issued to Foris a warrant to purchase up to 4,871,795 shares of Common Stock at an exercise price of $3.90 per share, with an exercise term of two years from issuance in a private placement pursuant to the exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended (the Securities Act), and Regulation D promulgated under the Securities Act. The exercise price of the warrant is subject to standard adjustments but does not contain any anti-dilution protection, and the warrants only permit “cashless” or “net” exercise after the six-month anniversary of issuance of the applicable warrant, and only to the extent that there is not an effective registration statement covering the resale of the shares of common stock underlying the applicable warrant. In addition, Foris may not exercise the warrant to the extent that, after giving effect to such exercise, Foris, together with its affiliates, would beneficially own in excess of 19.99% of the number of shares of common stock outstanding after giving effect to such exercise, unless the Company has obtained stockholder approval to exceed such limit in accordance with Nasdaq rules and regulations, which the Company intends to seek at its 2019 annual meeting of stockholders.

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

The exercise price of the warrants issued in the foregoing private placements is subject to standard adjustments but does not contain any anti-dilution protection, and the warrants only permit “cashless” or “net” exercise after the six-month anniversary of issuance of the applicable warrant, and only to the extent that there is not an effective registration statement covering the resale of the shares of common stock underlying the applicable warrant. In addition, in connection with the foregoing private placements, the Company agreed not to effect any exercise or conversion of any Company security, and the investors agreed not to exercise or convert any portion of any Company security, to the extent that after giving effect to such exercise or conversion, the applicable investor, together with its affiliates, would beneficially own in excess of 19.99% of the number of shares of common stock outstanding immediately after giving effect to such exercise or conversion, and the warrant contained a similar limitation.

DSM Agreements

On April 16, 2019, the Company assigned to DSM, and DSM assumed, all of the Company’s rights and obligations under the Value Sharing Agreement (see Note 9, “Revenue Recognition”), for aggregate consideration to the Company of $57.0 million, $29.1 million of which was paid to the Company in cash, with the remaining $27.9 million being used to pay certain existing obligations of the Company to DSM. The Company used a majority of the cash proceeds to repay a portion of the 2015 Rule 144A Convertible Notes (see Note 4, “Debt”).

In addition, on April 16, 2019 the Company and DSM entered into amendments to the Supply Agreement and the Performance Agreement (see Note 9, “Revenue Recognition”), as well as the Quota Purchase Agreement relating to the December 2017 sale of Amyris Brasil to DSM (see Note 13, “Divestiture” in Part II, Item 8 of the 2018 Form 10-K/A), pursuant to which (i) DSM agreed to reduce certain manufacturing costs and fees paid by the Company related to the production of farnesene under the Supply Agreement through 2021, as well as remove the priority of certain customers over the Company with respect to production capacity at the Brotas, Brazil facility, (ii) the Company agreed to provide DSM rights to conduct certain process and downstream recovery improvements under the Performance Agreement at facilities other than the Brotas, Brazil facility in exchange for DSM providing the Company with a license to such improvements and (iii) the Company released DSM from its obligation to provide manufacturing and support services under the Quota Purchase Agreement in connection with the Company’s planned new manufacturing facility, which is no longer planned to be located at the Brotas, Brazil location.

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

Raizen Joint Venture Agreement

On May 10, 2019, the Company and Raizen Energia S.A. (Raizen) entered into a joint venture agreement relating to the formation and operation of a joint venture relating to the production, sale and commercialization of alternative sweetener products. In connection with the formation of the joint venture, among other things, (i) the joint venture will construct a manufacturing facility on land owned by Raizen and leased to the joint venture (the Sweetener Plant), (ii) the Company will grant to the joint venture an exclusive, royalty-free, worldwide, license to certain technology owned by the Company relevant to the joint venture’s business, and (iii) the Company and Raizen will enter into a shareholders agreement setting forth the rights and obligations of the parties with respect to, and the management of, the joint venture. The formation of the joint venture is subject to certain conditions, including certain regulatory approvals and the achievement of certain technological and economic milestones relating to the Company’s existing production of its alternative sweetener product. If such conditions are not satisfied by December 31, 2019, the joint venture will automatically terminate. In addition, notwithstanding the satisfaction of the closing conditions, Raizen may elect not to consummate the formation and operation of the joint venture, in which event, the Company will retain the right to construct and operate the Sweetener Plant.

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

2015 and 2014 Rule 144A Convertible Notes Exchanges

On April 16, 2019, the Company repaid in cash the $37.9 million outstanding balance under the 2015 Rule 144A Convertible Notes.

On May 10, 2019, the Company exchanged $13.5 million aggregate principal amount of the 2014 Rule 144A Convertible Notes (see Note 4, “Debt”) held by certain non-affiliated investors, including accrued and unpaid interest thereon up to, but excluding, May 15, 2019, for an aggregate of 3,479,008 shares of common stock and warrants to purchase an aggregate of 1,391,603 shares of common stock at an exercise price of $5.02 per share, with an exercise term of two years from issuance, in a private exchange pursuant to the exemption from registration under Section 3(a)(9) of the Securities Act.

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

On May 15, 2019, the Company exchanged $9.7 million aggregate principal amount of the 2014 Rule 144A Convertible Notes held by Total for a new senior convertible note with an equal principal amount and with substantially identical terms, except that the new note had a maturity date of June 14, 2019, in a private exchange pursuant to the exemption from registration under Section 3(a)(9) of the Securities Act. Effective June 14, 2019, the Company and Total agreed to extend the maturity date of the new note from June 14, 2019 to July 18, 2019. Effective July 18, 2019, the Company and Total agreed to (i) further extend the maturity date of the new note from July 18, 2019 to August 28, 2019 and (ii) increase the interest rate on the new note to 10.50% per annum, beginning July 18, 2019.

The exercise price of the warrants issued in the foregoing exchanges is subject to standard adjustments but does not contain any anti-dilution protection, and the warrants only permit “cashless” or “net” exercise after the six-month anniversary of the exercisability of the applicable warrant, and only to the extent that there is not an effective registration statement covering the resale of the shares of common stock underlying the applicable warrant. In addition, (i) the exercisability of the warrant issued to Foris is subject to stockholder approval in accordance with Nasdaq rules and regulations, which the Company intends to seek at its 2019 annual meeting of stockholders, and (ii) each warrant provides that the Company may not effect any exercise of such warrant to the extent that, after giving effect to such exercise, the applicable holder, together with its affiliates, would beneficially own in excess of 4.99% of the number of shares of common stock outstanding after giving effect to such exercise.

6% Convertible Notes due 2021 Exchanges

On May 15, 2019 and June 24, 2019, the Company exchanged $53.3 million and $4.7 million principal amount, respectively, of the 6% Convertible Notes due 2021 (see Note 4, “Debt”), including accrued and unpaid interest thereon, representing all then-outstanding 6% Convertible Notes due 2021, for new senior convertible notes with an equal principal amount and warrants to purchase up to 2,000,000 and 181,818 shares of common stock, respectively, at an exercise price of $5.12 per share, with an exercise term of two years from issuance, in private exchanges pursuant to the exemption from registration under Section 3(a)(9) of the Securities Act. The new notes have substantially identical terms as the 6% Convertible Notes due 2021 being exchanged, except that (i) the holders agreed to waive, until July 22, 2019, certain covenants relating to the effectiveness of the registration statement covering the shares of common stock issuable upon conversion of, or otherwise pursuant to, the new notes and the filing by the Company of reports with the SEC and (ii) during the period from July 22, 2019 to July 29, 2019, inclusive, the holders have the right to require the Company to redeem the new notes, in whole or in part, at a price equal to 125% of the principal amount being redeemed. The exercise price of the warrants is subject to standard adjustments but does not contain any anti-dilution protection, and the warrants only permit “cashless” or “net” exercise after the six-month anniversary of issuance, and only to the extent that there is not an effective registration statement covering the resale of the shares of common stock underlying the applicable warrant. In addition, the holders may not exercise the warrants, and the Company may not affect any exercise of the warrants, to the extent that, after giving effect to such exercise, the applicable holder, together with its affiliates, would beneficially own in excess of 4.99% of the number of shares of common stock outstanding after giving effect to such exercise.

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

On July 26, 2019, one of the holders of the senior convertibles notes issued in exchange for the 6% Convertible Notes due 2021, holding a senior convertible note in the principal amount of $4.7 million issued on June 24, 2019, exercised its right to require the Company to redeem such note in whole at a price equal to 125% of the principal amount being redeemed, plus accrued and unpaid interest on such note to the date of repayment. Redemption of such note was initially due on July 30, 2019 and subsequently extended to August 30, 2019. The Company redeemed such note in full on August 30, 2019.

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

The Company does not currently have sufficient funds to repay the amounts outstanding under the Second Exchange Note. To date, negotiations with the holder of the Second Exchange Note have not been successful, and there can be no assurance that a favorable outcome for the Company will be reached. The Company has executed a term sheet with an existing investor for a term loan, the proceeds of which would be used to repay a portion of the Second Exchange Note. However, there can be no assurance that the Company will be able to obtain such financing on its expected timeline, or on acceptable terms, if at all. Even if the Company does obtain such financing, it will not have sufficient funds to repay the Second Exchange Note in full without obtaining additional financing, which the Company is attempting to source. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Nikko Loan Agreement

On July 29, 2019, the Company and Nikko Chemicals Co., Ltd. (Nikko) entered into a loan agreement (the Nikko Loan Agreement) to make available to the Company secured loans in an aggregate principal amount of $5.0 million, to be issued in separate installments of $3.0 million and $2.0 million, respectively, with each installment being subject to certain closing conditions, including the entry into certain commercial agreements and other arrangements relating to the Aprinnova JV (see Note 10, “Related Party Transactions”). On July 30, 2019, the Company borrowed the first installment of $3.0 million under the Nikko Loan Agreement and received net cash proceeds of $2.8 million, with the remaining $0.2 million being withheld by Nikko as prepayment of the interest payable on such loan through the maturity date. On August 8, 2019, the Company borrowed the remaining $2.0 million available under the Nikko Loan Agreement and received net cash proceeds of $1.9 million, with the remaining $0.1 million being withheld by Nikko as prepayment of the interest payable on such loan through the maturity date. The loans (i) mature on December 18, 2020, (ii) accrue interest at a rate of 5% per annum from and including the applicable loan date through the maturity date, which interest is required to be prepaid in full on the date of the applicable loan, and (iii) are secured by a first-priority lien on 12.8% of the Aprinnova JV interests owned by the Company.

Aprinnova Working Capital Loan

Effective July 31, 2019, the Company and Nikko agreed to extend the term of the Second Aprinnova Note (see Note 5, “Debt” in the 2018 Form 10-K/A) from August 1, 2019 to August 1, 2020.

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

Ginkgo Note Amendment

On September 29, 2019, in connection with Ginkgo granting certain waivers under the November 2017 Ginkgo Note and the Ginkgo Partnership Agreement (see Note 5, “Debt” and Note 10, "Revenue Recognition" in Part II, Item 8 of the 2018 Form 10-K/A), (i) the Company and Ginkgo amended the November 2017 Ginkgo Note to increase the interest rate from 10.5% per annum to 12% per annum, beginning October 1, 2019 and (ii) the Company agreed to pay Ginkgo a cash waiver fee of $1.3 million, payable in installments on December 15, 2019 and March 31, 2020.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and the related notes that appear elsewhere in this Quarterly Report on Form 10-Q. These discussions contain forward-looking statements reflecting our current expectations that involve risks and uncertainties which are subject to safe harbors under the Securities Act of 1933, as amended (the Securities Act), and the Securities Exchange Act of 1934 (the Exchange Act). These forward-looking statements include, but are not limited to, statements concerning our strategy of achieving a significant reduction in net cash outflows in 2019 and 2020, aspects of our future operations, our future financial position, including obtaining project financing for a new manufacturing facility, expectations for our future revenues, margins and projected costs, expectations regarding demand and acceptance for our technologies and products, introductions of new products, growth opportunities and trends in the market in which we operate, prospects and plans and objectives of management. The words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “will,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those in the forward-looking statements, including, without limitation, the risks set forth in Part II, Item 1A, “Risk Factors” in this Quarterly Report on Form 10-Q, in Part I, Item 1A, “Risk Factors” in our 2018 10-K for the fiscal year ended December 31, 2018 (the 2018 Form 10-K) and in our other filings with the Securities and Exchange Commission. We do not assume any obligation to update any forward-looking statements.

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

Our technology platform has been in active use since 2007 and has been integrated with our commercial production since 2011, creating an organism development process that we believe makes us an industry leader in the successful scale-up and commercialization of biotech-produced ingredients. The key performance characteristics of our platform that we believe differentiate us include our proprietary computational tools, strain construction tools, screening and analytics tools, and advanced lab automation and data integration. Having this fully integrated with our large-scale manufacturing process and capability enables us to always engineer with the end specification and requirements guiding our technology. Our state-of-the-art infrastructure includes industry-leading strain engineering and lab automation located in Emeryville, California, pilot scale production facilities in Emeryville, California and Campinas, Brazil, a demonstration-scale facility in Campinas, Brazil and a commercial-scale production facility in Leland, North Carolina, which is owned and operated by our Aprinnova joint venture to convert our Biofene into squalane and other final products.

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

In addition, in May 2019 we entered into an agreement with Raizen Energia S.A. (Raizen) for the formation and operation of a joint venture relating to the production, sale and commercialization of alternative sweetener products whereby the parties would construct a manufacturing facility exclusively for sweetener molecules on land owned by Raizen and leased to the joint venture; see Note 12, “Subsequent Events” in Part I, Item 1 of this Quarterly Report on Form 10-Q for more details.

Also, in May 2019, we consummated a $300 million research, collaboration and license agreement with LAVVAN, Inc., a newly formed investment-backed company (Lavvan), for the development, manufacture and commercialization of cannabinoids. Under the agreement, we would perform research and development activities and Lavvan would be responsible for the commercialization of the cannabinoids developed under the agreement. The Cannabinoid Agreement is being principally funded on a milestone basis, with Amyris also entitled to receive certain supplementary research and development funding from Lavvan. We could receive aggregate funding of up to $300 million over the term of the Cannabinoid Agreement if all of the milestones are achieved. Additionally, the agreement provides for profit share to Amyris on Lavvan's gross profit margin once products are commercialized; these payments will be due for the next 20 years.

Sales and Revenue

We recognize revenue from product sales, license fees and royalties, and grants and collaborations.

We have research and development collaboration arrangements for which we receive payments from our collaborators, which include DARPA, DSM, Firmenich SA (Firmenich), Givaudan International SA (Givaudan), and others. Some of our collaboration arrangements provide for advance payments to us in consideration for grants of exclusivity or research efforts that we will perform. In 2017 we signed collaboration agreements for an infant nutrition ingredient, and in 2018 we signed a collaboration agreement for two vitamins that we expect will contribute to our collaboration revenue and ultimately product sales. Our collaboration agreements, which may require us to achieve milestones prior to receiving payments, are expected to contribute revenues from product sales and royalties (previously referred to as value share) if and when they are commercialized. See Note 10, “Revenue Recognition” in Part II, Item 8 of the 2018 Form 10-K/A for additional information.

All of our non-government partnerships include commercial terms for the supply of molecules we successfully upscale and produce at commercial volumes. The first molecule to generate revenue for us outside of farnesene was a fragrance molecule launched in 2015. Since the launch, the product has continued to grow in sales year over year. In 2016, we launched our second fragrance molecule and in 2017, we launched our third fragrance molecule as well as our first cosmetic active ingredient. Our partners for these molecules are indicating continued strong growth due to their cost advantaged position, high purity and sustainable production method. We are continuing to identify new opportunities to apply our technology and deliver sustainable access to key molecules. As a result, we have a pipeline that we believe can deliver two to three new molecules each year over the coming years with a flavor ingredient, a cosmetic active ingredient and a fragrance molecule. In 2019, we are commercially producing and shipping our Reb M product that is a superior sweetener and sugar replacement for food and beverages.

As part of the DSM acquisition in 2017 of our farnesene for Vitamin E business, we would receive a royalty payment on certain sales by Nenter & Co., Inc. of Vitamin E utilizing farnesene produced and sold by DSM from our technology. In addition, DSM would be obligated to pay us minimum royalties totaling $18.1 million for 2019 and 2020, of which we received $9.3 million as a discounted accelerated payment (from an original payment amount of $10.0 million) during 2018. In April 2019, we assigned the right to receive such royalty payments to DSM; see Note 12, “Subsequent Events” in Part 1, Item 1 of this Quarterly Report on Form 10-Q for additional information.

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

For more information about our critical accounting estimates and policies, see Note 1, "Basis of Presentation and Summary of Significant Accounting Policies" in Part I, Item 1 of this Quarterly Report on Form 10-Q and in Part II, Item 8 of the 2018 10-K/A.

Results of Operations

Revenue

	Three Months Ended March 31,
(In thousands)	2019	2018
Revenue
Renewable products	$11,884	$5,195
Licenses and royalties	118	7,955
Grants and collaborations	2,372	4,709
Total revenue	$14,374	$17,859

Three Months Ended March 31, 2019 and 2018

Total revenue decreased by 20% to $14.4 million for the three months ended March 31, 2019, compared to the same period in 2018. The decrease was primarily due to a $7.8 million decrease in licenses and royalties revenue and $2.3 million decrease in grants and collaborations revenue, mostly offset by a $6.7 million increase in renewable products revenue.

Renewable products revenue increased by 129% to $11.9 million for the three months ended March 31, 2019 compared to the same period in 2018, with increases among all renewable products, led by RebM, Squalene and Biossance.

Licenses and royalties revenue decreased by 99% to $0.1 million for the three months ended March 31, 2019 compared to the same period in 2018, primarily due to negative $0.4 million of royalty revenue from DSM (related to an early payment discount) during the current period as compared to $7.9 million during the prior year period.

Grants and collaborations revenue decreased by 50% to $2.4 million for the three months ended March 31, 2019, compared to the same period in 2018, primarily due to $0 revenue from Givaudan in 2019 as compared to $1.5 million in 2018, and a $0.7 million decrease in collaboration revenue from DARPA.

Costs and Operating Expenses

	Three Months Ended March 31,
(In thousands)	2019	2018
Cost and operating expenses
Cost of products sold	$17,707	$5,315
Research and development	17,839	17,825
Sales, general and administrative	28,253	18,100
Total cost and operating expenses	$63,799	$41,240

Cost of Products Sold

Cost of products sold includes the raw materials, labor and overhead, amounts paid to contract manufacturers, inventory write-downs, and costs related to production scale-up. Because of our product mix, our overall cost of products sold does not necessarily increase or decrease proportionately with changes in our renewable product revenues.

Three Months Ended March 31, 2019 and 2018

Cost of products sold increased by 233% to $17.7 million for the three months ended March 31, 2019, compared to the same period in 2018, primarily due to costs associated with ramping up our RebM sweetener product, which we began shipping in late 2018, and to a lesser extent an increase in volume of products sold.

Research and Development Expenses

Three Months Ended March 31, 2019 and 2018

Research and development expenses were flat at $17.8 million for the three months ended March 31, 2019, compared to the same period in 2018.

Sales, General and Administrative Expenses

Three Months Ended March 31, 2019 and 2018

Sales, general and administrative expenses increased by 56% to $28.3 million for the three months ended March 31, 2019, compared to the same period in 2018, primarily due to increases in employee compensation, outside services and audit fees. The increase in employee compensation was driven by increased head count, the timing of changes in our compensation plan for most non-executive level employees, and increased stock-based compensation related to increased head count.

Other (Expense) Income, Net

	Three Months Ended March 31,
(In thousands)	2019	2018
Other income (expense):
Loss on divestiture	$—	$(1,778)
Interest expense	(12,534)	(9,978)
Loss from change in fair value of derivative instruments	(2,039)	(58,357)
Loss from change in fair value of debt	(2,130)	—
Other income (expense), net	(115)	692
Total other income (expense), net	$(16,818)	$(69,421)

Three Months Ended March 31, 2019 and 2018

Total other expense, net was $16.8 million for the three months ended March 31, 2019, compared to total other expense, net of $69.4 million for the same period in 2018. The $52.6 million decrease was primarily due to a $56.3 million decrease in loss from change in fair value of derivative instruments, partly offset by a $2.6 million increase in interest expense and a $2.1 million loss from change in fair value of debt. The decrease in loss from change in fair value of derivative instruments was due to the extinguishment of certain equity-related derivatives in the second and third quarter of 2018, which are no longer impacting the 2019 quarters, and in part as the result of adopting ASU 2017-11, "Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): Accounting for Certain Financial Instruments with Down Round Features" which eliminated the need to record a derivative liability for equity instruments with down-round anti-dilution provisions. See Note 1, "Basis of Presentation and Summary of Significant Accounting Policies" and Note 3, "Fair Value Measurement" for a discussion of the adoption impact to our condensed consolidated financial statements.

Provision for Income Taxes

Three Months Ended March 31, 2019 and 2018

For the three months ended March 31, 2019 and 2018, we recorded $0 provisions for income taxes. No additional provision for income taxes has been made, net of the valuation allowance, due to cumulative losses since the commencement of operations.

Liquidity and Capital Resources

(In thousands)	March 31, 2019	December 31, 2018
Working capital deficit	$(199,436)	$(119,521)
Cash and cash equivalents	$5,153	$45,353
Debt and lease obligations(1)	$246,101	$210,376
Accumulated deficit	$(1,579,129)	$(1,521,417)

(1) Lease obligations at December 31, 2018 include capital leases (which at March 31, 2019 are described as financing leases), but do not include operating leases. Lease obligations at March 31, 2019 also include operating lease liabilities upon the adoption of ASC 842, "Leases". See Part I, Item 1, Note 2, for additional information.

	Three Months Ended March 31,
(In thousands)	2019	2018
Net cash (used in) provided by:
Operating activities	$(36,980)	$(25,169)
Investing activities	$(3,046)	$(1,584)
Financing activities	$(222)	$(6,694)

Liquidity. We have incurred significant operating losses since our inception, and we expect to continue to incur losses and negative cash flows from operations through at least the next 12 months following issuance of the condensed consolidated financial statements. As of March 31, 2019, we had negative working capital, excluding cash and cash equivalents and short-term investments, of $199.4 million, (compared to negative working capital (excluding cash) of $119.5 million as of December 31, 2018), an accumulated deficit of $1.6 billion, and cash and cash equivalents of $5.2 million (compared to $45.4 million as of December 31, 2018).

As of March 31, 2019, our debt (including related party debt), net of deferred discount and issuance costs of $13.5 million, totaled $215.8 million, of which $153.8 million is classified as current. Our debt service obligations through March 31, 2020 are $179.8 million, including $23.5 million of anticipated cash interest payments. Our debt agreements contain various covenants, including certain restrictions on our business that could cause us to be at risk of defaults, such as restrictions on additional indebtedness and cross-default clauses. A failure to comply with the covenants, or cure non-compliance or obtain waivers for covenants violations, and other provisions of our debt instruments, including any failure to make a payment when required, would generally result in events of default under such instruments, which could permit acceleration of such indebtedness. If such indebtedness is accelerated, it would generally also constitute an event of default under our other outstanding indebtedness, permitting acceleration of a substantial portion of our outstanding indebtedness.

On September 16, 2019, we failed to pay an aggregate of $63.6 million of outstanding principal and accrued interest on the Second Exchange Note when due. The failure resulted in an event of default under the Second Exchange Note and also triggered cross-defaults under other debt instruments of Amyris which permitted the holders of such indebtedness to accelerate the amounts owing under such instruments. We subsequently received waivers from substantially all holders of such other debt instruments to waive the right to accelerate. As a result, the indebtedness with respect to which Amyris has obtained such waivers continues to be classified as long-term on our balance sheet.  The indebtedness reflected by the Second Exchange Note continues to be classified as a current liability on our balance sheet. In addition, as a result of the payment default, the conversion price of the Second Exchange Note is subject to adjustment in accordance with the terms of the Second Exchange Note.

We do not currently have sufficient funds to repay the amounts outstanding under the Second Exchange Note. To date, negotiations with the holder of the Second Exchange Note have not been successful, and there can be no assurance that a favorable outcome for us will be reached. We have executed a term sheet with an existing investor for a term loan, the proceeds of which would be used to repay a portion of the Second Exchange Note. However, there can be no assurance that we will be able to obtain such financing on its expected timeline, or on acceptable terms, if at all. Even if we do obtain such financing, it will not have sufficient funds to repay the Second Exchange Note in full without obtaining additional financing, which we are attempting to source. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Our consolidated financial statements as of and for the three months ended March 31, 2019 have been prepared on the basis that we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. Due to the factors described above, there is substantial doubt about our ability to continue as a going concern within one year after the date that these condensed consolidated financial statements are issued. Our ability to continue as a going concern will depend, in large part, on our ability to extend existing debt maturities by restructuring a majority of our convertible debt, which is uncertain and outside management's control. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty, which could have a material adverse effect on our financial condition. In addition, if we are unable to continue as a going concern, we may be unable to meet our obligations under our existing debt facilities, which could result in an acceleration of our obligation to repay all amounts outstanding under those facilities, and we may be forced to liquidate our assets. In such a scenario, the values we receive for our assets in liquidation or dissolution could be significantly lower than the values reflected in our financial statements.

Our operating plan for the next 12 months contemplates a significant reduction in our net cash outflows, resulting from (i) revenue growth from sales of existing and new products with positive gross margins, (ii) reduced production costs as a result of manufacturing and technical developments, and (iii) cash inflows from grants and collaborations.

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

If we do not achieve our planned operating results, our ability to continue as a going concern would be jeopardized and we may need to take the following actions to support our liquidity needs during the next 12 months:

•	Shift focus to existing products and customers with significantly reduced investment in new product and commercial development efforts;
•	Reduce expenditures for third party contractors, including consultants, professional advisors and other vendors;
•	Reduce or delay uncommitted capital expenditures, including expenditures related to the construction and commissioning of the new production facility in Brazil, non-essential facility and lab equipment, and information technology projects; and
•	Closely monitor our working capital position with customers and suppliers, as well as suspend operations at pilot plants and demonstration facilities.

Implementing this plan could have a negative impact on our ability to continue our business as currently contemplated, including, without limitation, delays or failures in our ability to:

•	Achieve planned production levels;
•	Develop and commercialize products within planned timelines or at planned scales; and
•	Continue other core activities.

We expect to fund operations for the foreseeable future with cash and investments currently on hand, cash inflows from collaborations, grants, product sales, license and royalties and equity and debt financings, to the extent necessary. Some of our research and development collaborations are subject to risk that we may not meet milestones. Future equity and debt financings, if needed, are subject to the risk that we may not be able to secure financing in a timely manner or on reasonable terms, if at all. Our planned working capital and capital expenditure needs for the remainder of 2019 are dependent on significant inflows of cash from renewable product sales, license and royalties and existing collaboration partners, as well as additional funding from new collaborations.

Cash Flows during the Three Months Ended March 31, 2019 and 2018

Cash Flows from Operating Activities

Our primary uses of cash from operating activities are costs related to the production and sale of our products and personnel-related expenditures, offset by cash received from renewable product sales, licenses and royalties, and grants and collaborations.

For the three months ended March 31, 2019, net cash used in operating activities was $37.0 million, consisting primarily of a $66.2 million net loss, partially offset by $16.3 million of favorable non-cash adjustments that were primarily comprised of $4.6 million of debt discount amortization, $3.5 million of stock-based compensation and a $2.1 million loss on change in fair value of debt. Additionally, there was a $13.0 million decrease in working capital.

For the three months ended March 31, 2018, net cash used in operating activities was $25.2 million, consisting of a $92.8 million net loss, $67.3 million of favorable non-cash adjustments and a $0.4 million decrease in working capital. The non-cash adjustments were primarily comprised of a $58.4 million loss from change in fair value of derivative liabilities and $4.8 million of debt discount amortization.

Cash Flows from Investing Activities

For the three months ended March 31, 2019 and March 31, 2018, net cash used in investing activities was $3.0 million, and $1.6 million, respectively, comprised of property, plant and equipment purchases.

Cash Flows from Financing Activities

For the three months ended March 31, 2019, net cash used in financing activities was $0.2 million, primarily comprised of $0.6 million of debt principal payments, partly offset by $0.5 million of net proceeds from debt issuance.

For the three months ended March 31, 2018, net cash used in financing activities was $6.7 million, primarily comprised of $6.5 million of debt principal payments.

Off-Balance Sheet Arrangements

March 31, 2019, we did not have any material off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

Contractual Obligations

The following is a summary of our contractual obligations as of March 31, 2019:

Payable by year ending December 31, (In thousands)	Total	2019	2020	2021	2022	2023	Thereafter
Principal payments on debt	$229,517	$112,038	$26,451	$76,493	$12,281	$293	$1,961
Interest payments on debt (1)	38,622	15,704	12,588	8,747	1,170	106	307
Financing and operating leases	40,090	13,123	9,308	7,227	7,398	3,034	—
Manufacturing reservation fee	21,036	21,036	—	—	—	—	—
Partnership payment obligation	11,906	3,175	3,175	3,175	2,381	—	—
Inducement fee	4,585	2,745	1,840	—	—	—	—
Total	$345,756	$167,821	$53,362	$95,642	$23,230	$3,433	$2,268

____________________

(1)	Does not include any obligations related to make-whole interest or down-round provisions. Fixed and variable interest rates are described in Note 5, "Debt" in Part II, Item 8 of this Annual Report on Form 10-K/A. Future interest payments shown above for variable-rate debt instruments are measured on the basis of interest rates for such instruments as of March 31, 2019. The fixed interest rates are more fully described in Note 5, "Debt" in Part II, Item 8 of the 2018 10-K/A.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (Exchange Act). In designing and evaluating the disclosure controls and procedures, management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit of possible controls and procedures.

Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of March 31, 2019. This conclusion was based on the material weaknesses in our internal control over financial reporting described in Part II, Item 9A “Controls and Procedures” of our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2018 (the 2018 Form 10-K/A). The material weaknesses have not been remediated as of March 31, 2019.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim consolidated financial statements will not be prevented or detected on a timely basis. If not remediated, the material weakness in our internal control over financial reporting described in the 2018 Form 10-K/A could result in a material misstatement of our annual or interim consolidated financial statements that would not be prevented or detected on a timely basis.

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended March 31, 2019, there were no changes in our internal control over financial reporting during the fiscal quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

Our management, including our principal executive officer and principal financial officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well-designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been detected. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of the effectiveness of controls to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

PART II

ITEM 1. LEGAL PROCEEDINGS

On April 3, 2019, a securities class action complaint was filed against Amyris and our CEO, John G. Melo, and former CFO (and current Chief Business Officer), Kathleen Valiasek, in the U.S. District Court for the Northern District of California. The complaint seeks unspecified damages on behalf of a purported class that would comprise all persons and entities that purchased or otherwise acquired our securities between March 15, 2018 and March 19, 2019. The complaint alleges securities law violations based on statements and omissions made by the Company during such period. Subsequent to the filing of the securities class action complaint described above, on June 21, 2019 and October 1, 2019, respectively, two separate purported shareholder derivative complaints were filed in the U.S. District Court for the Northern District of California (Bonner v. Doerr, et al., Case No. 4:19-cv-03621 and Carlson v. Doerr, et al., Case No. 4:19-cv-06230) based on similar allegations to those made in the securities class action complaint described above. The derivative complaints name Amyris, Inc. as a nominal defendant and name a number of the Company’s current and former officers and directors as additional defendants. The lawsuits seek to recover, on the Company's behalf, unspecified damages purportedly sustained by the Company in connection with allegedly misleading statements and omissions made in connection with the Company’s securities filings. The derivative complaints also seek a series of changes to the Company’s corporate governance policies, restitution to the Company from the individual defendants, and an award of attorneys’ fees. These cases are in the initial pleadings stage. We believe the complaints lack merit, and intend to defend ourselves vigorously. Given the early stage of these proceedings, it is not yet possible to reliably determine any potential liability that could result from these matters.

We may be involved, from time to time, in legal proceedings and claims arising in the ordinary course of our business. Such matters are subject to many uncertainties and there can be no assurance that legal proceedings arising in the ordinary course of business or otherwise will not have a material adverse effect on our business, results of operations, financial position or cash flows.

ITEM 1A. RISK FACTORS

The risks described in Part I, Item 1A, "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 (the 2018 Form 10-K) could materially and adversely affect our business, financial condition and results of operations, and the trading price of our common stock could decline. These risk factors do not identify all risks that we face; our operations could also be affected by factors that are not presently known to us or that we currently consider to be immaterial to our operations. Due to risks and uncertainties, known and unknown, our past financial results may not be a reliable indicator of future performance, and historical trends should not be used to anticipate results or trends in future periods. The “Risk Factors” section of the 2018 Form 10-K remains current in all material respects.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit
No.	Description
31.01	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(c) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.02	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(c) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.01[a]	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.02 [a]	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

a	This certification shall not be deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

AMYRIS, INC.

By:	/s/ John G. Melo
John G. Melo
President and Chief Executive Officer (Principal Executive Officer)
October 7, 2019

By:	/s/ Jonathan Wolter
Jonathan Wolter
Interim Chief Financial Officer (Principal Financial Officer)
October 7, 2019