Form 10-Q
period 2019-06-30
AMYRIS, INC.
filed 2019-10-07
CIK 1365916

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

This Quarterly Report on Form 10-Q for the three and six months ended June 30, 2019 reflects the comparative restated quarterly financial data for the three and six months ended June 30, 2018 contained in the 2018 Form 10-K/A filed on October 4, 2019.

Due to the restatement of our historical financial statements, we were unable to file the 2018 Form 10-K and 10-K/A until October 1, 2019 and October 4, 2019, respectively. We were unable to file this Quarterly Report on Form 10-Q until the 2018 Form 10-K was filed, which was after the prescribed August 9, 2019 due date and the five day extension period provided by Rule 12b-25 promulgated under the Securities Exchange Act of 1934.

AMYRIS, INC.

TABLE OF CONTENTS

		Page
	PART I
Item 1.	Financial Statements (unaudited)	4
	Condensed Consolidated Balance Sheets as of June 30, 2019 and December 31, 2018	4
	Condensed Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2019 and 2018	5
	Condensed Consolidated Statements of Comprehensive Loss for the Three and Six Months Ended June 30, 2019 and 2018	6
	Condensed Consolidated Statements of Stockholders’ Deficit and Mezzanine Equity for the Three Months Ended March 31, 2019 and 2018, and the Three Months Ended June 30, 2019 and 2018	7
	Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2019 and 2018	8
	Notes to Condensed Consolidated Financial Statements	10
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	37
Item 4.	Controls and Procedures	46

	PART II
Item 1.	Legal Proceedings	47
Item 1A.	Risk Factors	47
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	47
Item 3.	Defaults Upon Senior Securities	47
Item 5.	Other Information	48
Item 6.	Exhibits	48
SIGNATURES

PART I

ITEM 1. FINANCIAL STATEMENTS

AMYRIS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except shares and per share amounts)	June 30, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$940	$45,353
Restricted cash	493	741
Accounts receivable, net of allowance of $112 and $642	15,805	16,003
Accounts receivable - related party, net of allowance of $26 and $0	3,696	1,349
Accounts receivable, unbilled - related party	–	8,021
Inventories	13,961	9,693
Deferred cost of products sold - related party	1,489	489
Prepaid expenses and other current assets	9,801	10,566
Total current assets	46,185	92,215
Property, plant and equipment, net	24,260	19,756
Accounts receivable, unbilled, noncurrent - related party	1,203	1,203
Deferred cost of products sold, noncurrent - related party	15,894	2,828
Restricted cash, noncurrent	960	960
Recoverable taxes from Brazilian government entities	3,100	3,005
Right-of-use assets under leases (Note 2)	25,542	–
Other assets	5,672	7,958
Total assets	$122,816	$127,925
Liabilities, Mezzanine Equity and Stockholders' Deficit
Current liabilities:
Accounts payable	$31,459	$26,844
Accrued and other current liabilities	28,113	28,979
Lease liabilities (Note 2)	9,918	–
Contract liabilities	12,737	8,236
Debt, current portion (instrument measured at fair value $72,461 and $57,918, respectively)	79,429	124,010
Related party debt, current portion	28,220	23,667
Total current liabilities	189,876	211,736
Long-term debt, net of current portion	10,494	43,331
Related party debt, net of current portion	50,601	18,689
Lease liabilities, net of current portion (Note 2)	17,215	–
Derivative liabilities	–	42,796
Other noncurrent liabilities	29,964	23,192
Total liabilities	298,150	339,744
Commitments and contingencies (Note 8)
Mezzanine equity:
Contingently redeemable common stock (Note 5)	5,000	5,000
Stockholders’ deficit:
Preferred stock - $0.0001 par value, 5,000,000 shares authorized as of June 30, 2019 and December 31, 2018, and 14,656 shares issued and outstanding as of June 30, 2019 and December 31, 2018, respectively	–	–
Common stock - $0.0001 par value, 250,000,000 shares authorized as of June 30, 2019 and December 31, 2018; 101,186,738 and 76,564,829 shares issued and outstanding as of June 30, 2019 and December 31, 2018, respectively	10	8
Additional paid-in capital	1,479,415	1,346,996
Accumulated other comprehensive loss	(43,479)	(43,343)
Accumulated deficit	(1,617,217)	(1,521,417)
Total Amyris, Inc. stockholders’ deficit	(181,271)	(217,756)
Noncontrolling interest	937	937
Total stockholders' deficit	(180,334)	(216,819)
Total liabilities, mezzanine equity and stockholders' deficit	$122,816	$127,925

See the accompanying notes to the unaudited condensed consolidated financial statements.

AMYRIS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except shares and per share amounts)	2019	2018	2019	2018
Revenue:
Renewable products (includes related party revenue of $0, $144, $2 and $295, respectively)	$12,120	$6,633	$24,004	$11,828
Licenses and royalties (includes related party revenue of $40,682, ($513), $40,302 and $7,405, respectively)	40,964	(513)	41,082	7,442
Grants and collaborations (includes related party revenue of $2,646, $1,738, $3,042 and $2,471, respectively)	9,610	8,939	11,982	13,648
Total revenue (includes related party revenue of $43,328, $1,369, $43,346 and $10,171, respectively)	62,694	15,059	77,068	32,918
Cost and operating expenses:
Cost of products sold	15,121	6,534	32,828	11,849
Research and development	19,222	15,669	37,061	33,494
Sales, general and administrative	30,862	19,454	59,115	37,554
Total cost and operating expenses	65,205	41,657	129,004	82,897
Loss from operations	(2,511)	(26,598)	(51,936)	(49,979)
Other income (expense):
Loss on divestiture	–	–	–	(1,778)
Interest expense	(15,217)	(9,580)	(27,751)	(19,558)
(Loss) gain from change in fair value of derivative instruments	—	21,990	(2,039)	(36,367)
Loss from change in fair value of debt	(14,444)	–	(16,574)	–
Loss upon extinguishment of debt	(5,875)	(26)	(5,875)	(26)
Other income (expense), net	(41)	(168)	(156)	524
Total other income (expense), net	(35,577)	12,216	(52,395)	(57,205)
Loss before income taxes	(38,088)	(14,382)	(104,331)	(107,184)
Provision for income taxes	–	–	–	–
Net loss attributable to Amyris, Inc.	(38,088)	(14,382)	(104,331)	(107,184)
Less: deemed dividend related to proceeds discount and issuance costs upon conversion of Series D	(34,964)	–	(34,964)	–
Add: losses allocated to participating securities	2,255	970	4,690	7,932
Net loss attributable to Amyris, Inc. common stockholders	$(70,797)	$(13,412)	$(134,605)	$(99,252)

Loss per share attributable to common stockholders, basic and diluted	$(0.76)	$(0.24)	$(1.59)	$(1.87)
Weighted-average shares of common stock outstanding used in computing loss per share of common stock, basic and diluted	92,785,752	54,932,411	84,831,269	53,076,975

See the accompanying notes to the unaudited condensed consolidated financial statements.

AMYRIS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2019	2018	2019	2018
Comprehensive loss:
Net loss attributable to Amyris, Inc.	$(38,088)	$(14,382)	$(104,331)	$(107,184)
Foreign currency translation adjustment	(1,100)	(827)	(136)	(964)
Comprehensive loss attributable to Amyris, Inc.	$(39,188)	$(15,209)	$(104,467)	$(108,148)

See the accompanying notes to the unaudited condensed consolidated financial statements.

AMYRIS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT AND MEZZANINE EQUITY

(Unaudited)

	Preferred Stock		Common Stock
(In thousands, except number of shares)	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Noncontrolling Interest	Total Stockholders' Deficit	Mezzanine Equity - Common Stock
December 31, 2018	14,656	$–	76,564,829	$8	$1,346,996	$(43,343)	$(1,521,417)	$937	$(216,819)	$5,000
Cumulative effect of change in accounting principle for ASU 2017-11 (see "Recently Adopted Accounting Pronouncements" in Note 1)	–	–	–	–	32,512	–	8,531	–	41,043	–
Issuance of common stock upon exercise of warrants	–	–	450,568	–	1	–	–	–	1	–
Issuance of common stock upon exercise of stock options	–	–	3,612	–	13	–	–	–	13	–
Issuance of common stock and payment of minimum employee taxes withheld upon net share settlement of restricted stock	–	–	191,672	–	(9)	–	–	–	(9)	–
Stock-based compensation	–	–	–	–	3,452	–	–	–	3,452	–
Fair value of bifurcated embedded conversion feature in connection with debt modification	–	–	–	–	398	–	–	–	398	–
Foreign currency translation adjustment	–	–	–	–	–	964	–	–	964	–
Net loss	–	–	–	–	–	–	(66,243)	–	(66,243)	–
Balances at March 31, 2019	14,656	–	77,210,681	8	1,383,363	(42,379)	(1,579,129)	937	(237,200)	5,000
Issuance of common stock in private placement	–	–	3,610,944	1	14,221	–	–	–	14,222	–
Issuance of common stock in private placement - related party	–	–	10,478,338	–	39,499	–	–	–	39,499	–
Issuance of common stock upon conversion of debt	–	–	7,101,468	1	34,650	–	–	–	34,651	–
Issuance of common stock upon ESPP purchase		–	131,460	–	464	–	–	–	464	–
Issuance of common stock upon exercise of warrants	–	–	2,064,606	–	–	–	–	–	–	–
Issuance of common stock and payment of minimum employee taxes withheld upon net share settlement of restricted stock	–	–	589,241	–	(347)	–	–	–	(347)	–
Issuance of warrants in connection with debt accounted for at fair value	–	–	–	–	4,428	–	–	–	4,428	–
Stock-based compensation	–	–	–	–	3,375	–	–	–	3,375	–
Other	–	–	–	–	(238)	–	–	–	(238)	–
Foreign currency translation adjustment	–	–	–	–	–	(1,100)	–	–	(1,100)	–
Net loss	–	–	–	–	–	–	(38,088)	–	(38,088)	–
Balances at June 30, 2019	14,656	$–	101,186,738	$10	$1,479,415	$(43,479)	$(1,617,217)	$937	$(180,334)	$5,000

	Preferred Stock		Common Stock
(In thousands, except number of shares)	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Noncontrolling Interest	Total Stockholders' Deficit	Mezzanine Equity - Common Stock
December 31, 2017	22,171	–	45,637,433	5	1,114,546	(42,156)	(1,290,420)	937	(217,088)	5,000
Cumulative effect of change in accounting principle for ASC 606 (see "Significant Accounting Policies" in Note 1)	–	–	–	–		–	(803)	–	(803)	–
Issuance of common stock upon exercise of warrants	–	–	162,392	–	835	–	–	–	835	–
Issuance of common stock in private placement, net of issuance costs	–	–	13,529	–	92	–	–	–	92	–
Issuance of common stock upon exercise of stock options	–	–	7,004	–	81	–	–	–	81	–
Issuance of common stock and payment of minimum employee taxes withheld upon net share settlement of restricted stock	–	–	30,489	–	(66)	–	–	–	(66)	–
Stock-based compensation	–	–	–	–	1,278	–	–	–	1,278	–
Other	–	–	–	–	93	–	–	–	93	–
Foreign currency translation adjustment	–	–	–	–	–	(137)	–	–	(137)	–
Net loss	–	–	–	–	–		(92,802)	–	(92,802)	–
Balances at Balance as of March 31, 2018	22,171	–	45,850,847	5	1,116,859	(42,293)	(1,384,025)	937	(308,517)	5,000
Issuance of common stock upon exercise of warrants	–	–	3,638,938	–	24,788	–	–	–	24,788	–
Issuance of warrants	–	–	–	–	9,438	–	–	–	9,438	–
Issuance of common stock in private placement, net of issuance costs	–	–	191,639	–	1,323	–	–	–	1,323	–
Issuance of common stock upon conversion of preferred stock	(2,837)	–	450,307	–	–	–	–	–	–	–
Issuance of common stock upon exercise of stock options	–	–	36,051	–	195	–	–	–	195	–
Issuance of common stock upon ESPP purchase	–	–	87,768	–	269	–	–	–	269	–
Issuance of common stock and payment of minimum employee taxes withheld upon net share settlement of restricted stock	–	–	85,130	–	(147)	–	–	–	(147)	–
Stock-based compensation	–	–	–	–	1,900	–	–	–	1,900	–
Foreign currency translation adjustment	–	–	–	–	–	(827)	–	–	(827)	–
Net loss	–	–	–	–	–	–	(14,382)	–	(14,382)	–
Balances at June 30, 2018	19,334	–	50,340,680	5	1,154,625	(43,120)	(1,398,407)	937	(285,960)	5,000

See the accompanying notes to the unaudited condensed consolidated financial statements.

AMYRIS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
(In thousands)	2019	2018
Operating activities
Net loss	$(104,331)	$(107,184)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss from change in fair value of debt	16,574	—
Amortization of debt discount	7,260	8,229
Stock-based compensation	6,827	3,178
Loss upon extinguishment of debt	5,875	26
Expense for warrants issued for covenant waivers	4,428	—
Amortization of right-of-use assets under operating leases	5,846	—
Loss from change in fair value of derivative liability	2,039	36,367
Depreciation and amortization	1,722	2,944
Write-down of property, plant and equipment	438	—
(Gain) loss on disposal of property, plant and equipment	(4)	942
Gain on foreign currency exchange rates	(36)	(31)
Changes in assets and liabilities:
Accounts receivable	(2,147)	10,956
Accounts receivable, unbilled – related party	8,021	(5,150)
Inventories	(4,310)	(1,313)
Deferred cost of products sold	(14,066)	—
Prepaid expenses and other assets	(1,000)	(1,678)
Accounts payable	4,532	3,087
Accrued and other liabilities	7,659	(6,720)
Lease liabilities	(8,096)	—
Contract liabilities	4,512	1,859
Net cash used in operating activities	(58,257)	(54,488)
Investing activities
Change in short-term investments	—	(157)
Purchases of property, plant and equipment	(5,951)	(4,207)
Net cash used in investing activities	(5,951)	(4,364)
Financing activities
Proceeds from issuance of common stock in private placements, net of issuance costs - related party	39,500	—
Proceeds from issuance of common stock in private placements, net of issuance costs	14,221	1,416
Proceeds from issuance of debt, net of issuance costs	18,614	36,105
Proceeds from issuance of common stock upon ESPP purchase	464	270
Proceeds from exercises of common stock options	13	248
Proceeds from exercises of warrants	1	14,549
Principal payments on debt	(52,145)	(37,037)
Payment of minimum employee taxes withheld upon net share settlement of restricted stock units	(356)	(185)
Principal payments on financing leases	(258)	(593)
Net cash provided by financing activities	20,054	14,773
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(507)	(78)
Net decrease in cash, cash equivalents and restricted cash	(44,661)	(44,157)
Cash, cash equivalents and restricted cash at beginning of period	47,054	61,012
Cash, cash equivalents and restricted cash at end of the period	$2,393	$16,855

Reconciliation of cash, cash equivalents and restricted cash to the condensed consolidated balance sheets
Cash and cash equivalents	$940	$14,050
Restricted cash, current	493	1,846
Restricted cash, noncurrent	960	959
Total cash, cash equivalents and restricted cash	$2,393	$16,855

See the accompanying notes to the unaudited condensed consolidated financial statements.

AMYRIS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, Continued

(Unaudited)

	Six Months Ended June 30,
(In thousands)	2019	2018
Supplemental disclosures of cash flow information:
Cash paid for interest	$7,986	$8,634
Supplemental disclosures of non-cash investing and financing activities:
Right-of-use assets under operating leases recorded upon adoption of ASC 842 (Note 2)	$29,713	$—
Lease liabilities recorded upon adoption of ASC 842 (Note 2)	$33,552	$—
Cumulative effect of change in accounting principle for ASU 2017-11 (Note 2)	$41,043	$—
Issuance of common stock upon conversion of convertible notes	$34,650	$—
Acquisition of property, plant and equipment under accounts payable, accrued liabilities and notes payable	$1,026	$744
Acquisition of right-of-use assets under operating leases	$1,675	$—
Accrued interest added to debt principal	$448	$1,894
Fair value of warrants recorded as debt discount in connection with debt modification	$398	$—

See the accompanying notes to the unaudited condensed consolidated financial statements.

AMYRIS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation and Summary of Significant Accounting Policies

Amyris, Inc. (Amyris or the Company) is a leading industrial biotechnology company that applies its technology platform to engineer, manufacture and sell high performance, natural, sustainably-sourced products into the Health & Wellness, Clean Beauty, and Flavor & Fragrance markets. The Company's proven technology platform enables the Company to rapidly engineer microbes and use them as catalysts to metabolize renewable, plant-sourced sugars into large volume, high-value ingredients. The Company's biotechnology platform and industrial fermentation process replace existing complex and expensive manufacturing processes. The Company has successfully used its technology to develop and produce many distinct molecules at commercial volumes.

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

Upon the closing of the joint venture, each party will make an initial capital contribution to the joint venture of 2,500,000 Brazilian Real (R$2,500,000) and the joint venture will be owned 50% by the Company and 50% by Raizen. Within 60 days of the formation, the parties will make an aggregate cash contribution to the joint venture of U.S.$9.0 million to purchase certain fixed assets currently owned by the Company and located at the site of the Company’s former joint venture with Sao Martinho S.A. in Pradopolis, Brazil for U.S.$3.0 million, as well as to pay for costs related to the removal and transportation of such assets to the site of the Sweetener Plant. In addition, within six months of the formation, the Company will contribute to the joint venture its existing supply agreements related to its alternative sweetener product, subject to certain exceptions, in exchange for shares of dividend-bearing preferred stock in the joint venture, which will be entitled, for a period of 10 years commencing from the initial date of operation of the Sweetener Plant, to certain priority fixed cumulative dividends including, in the event that certain technological and economic milestones are met in any fiscal quarter, a percentage of the operating cash flow of the joint venture in such quarter.

After the formation of the joint venture, subject to certain exceptions, the parties will not conduct activities similar or identical to the joint venture except through the joint venture. In the event that certain technological and economic milestones are not met in any fiscal year beginning with the third fiscal year after formation of the joint venture and ending with the seventh fiscal year after formation of the joint venture, Raizen shall have the right to sell all of its shares in the joint venture to the Company at a price per share equal to the higher of the book value and the amount of Raizen’s investments in the joint venture, as adjusted for Raizen’s cost of capital.

The Company is evaluating the accounting treatment for its future interest in the joint venture under ASC 810, Consolidations and ASC 323, Equity Method and Joint Ventures and will conclude once the corporate governance and economic participation structure is finalized and the formation of the joint venture is consummated.

Going Concern

The Company has incurred significant operating losses since its inception and expects to continue to incur losses and negative cash flows from operations for at least the next 12 months following the issuance of these condensed consolidated financial statements. As of June 30, 2019, the Company had negative working capital of $143.7 million (compared to negative working capital of $119.5 million as of December 31, 2018), and an accumulated deficit of $1.6 billion.

As of June 30, 2019, the Company's debt (including related party debt), net of debt discount of $13.1 million, totaled $168.7 million, of which $107.6 million is classified as current. Subsequent to June 30, 2019, the Company entered into arrangements with lenders to extend maturities and convert certain debt obligations into common stock; see Note 12, "Subsequent Events" for more information. The Company's debt service obligations through June 30, 2020 are $128.9 million, including $21.3 million of anticipated cash interest payments. The Company's debt agreements contain various covenants, including certain restrictions on the Company's business that could cause the Company to be at risk of defaults, such as restrictions on additional indebtedness and cross-default clauses. A failure to comply with, or cure non-compliance events or obtain waivers for covenant violations, and other provisions of the Company’s debt instruments, including any failure to make a payment when required, would generally result in events of default under such instruments, which could permit acceleration of such indebtedness. If such indebtedness is accelerated, it would generally also constitute an event of default under the Company’s other outstanding indebtedness, permitting acceleration of a substantial portion of the Company's outstanding indebtedness. Subsequent to June 30, 2019, on September 16, 2019, the Company failed to pay an aggregate of $63.6 million of outstanding principal and accrued interest on the Second Exchange Note (see Note 12, “Subsequent Events”), when due. Such failure triggered cross-defaults under other debt instruments of the Company with an aggregate principal amount of approximately $143.7 million, which permitted the holders of such indebtedness to accelerate the amounts owing under such instruments. The Company subsequently received waivers from holders of $143.7 million principal amount of such debt instruments. The Company does not currently have sufficient funds to repay the amounts outstanding under the Second Exchange Note. To date, negotiations with the holder of the Second Exchange Note have not been successful, and there can be no assurance that a favorable outcome for the Company will be reached. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty, which could have a material adverse effect on the Company’s financial condition.

Cash and cash equivalents of $0.9 million as of June 30, 2019 are not sufficient to fund expected future negative cash flows from operations and cash debt service obligations through June 30, 2020. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that these condensed consolidated financial statements are issued. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company's ability to continue as a going concern will depend, in large part, on its ability to raise additional capital through equity offerings or debt financings and extend or refinance existing debt maturities by restructuring a majority of its convertible debt, which is uncertain and outside the control of the Company. Further, the Company's operating plan for the 12 months ending June 30, 2020 contemplates a significant reduction in its net operating cash outflows as compared to the year ended December 31, 2018, resulting from (i) revenue growth from sales of existing and new products with positive gross margins, (ii) significantly increased cash inflows from grants and collaborations, and (iii) reduced production costs as a result of manufacturing and technical developments. If the Company is unable to complete these actions, it expects to be unable to meet its operating cash flow needs and its obligations under its existing debt facilities. This could result in an acceleration of its obligation to repay all amounts outstanding under those facilities, and it may be required to obtain additional equity or debt financing, which may not occur timely or on reasonable terms, if at all, and/or liquidate its assets. In such a scenario, the value the Company receives for its assets in liquidation or dissolution could be significantly lower than the value reflected in these condensed consolidated financial statements.

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

Significant Accounting Policies

Note 1, "Basis of Presentation and Summary of Significant Accounting Policies", to the audited consolidated financial statements in the 2018 Form 10-K/A includes a discussion of the significant accounting policies and estimates used in the preparation of the Company’s consolidated financial statements. There have been no material changes to the Company's significant accounting policies and estimates during the three and six months ended June 30, 2019, except for the Company's adoption of these accounting standards on January 1, 2019:

•	Accounting Standards Codification (ASC) Topic 842 (ASC 842), Leases; and
•	ASU 2017-11, Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): Accounting for Certain Financial Instruments with Down Round Features.

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

Collaboration agreements that include milestone payments are evaluated at inception to determine whether the milestone events are considered probable of achievement and estimates are made of the amount of the milestone payments to include in the transaction price using the most likely amount method which is the single amount in a range of possible amounts. If it is probable that a significant revenue reversal will not occur, the estimated milestone payment amount is included in the transaction price. Each reporting period, the Company re-evaluates the probability of achievement of the milestone events and any related constraint and, if necessary, adjusts its estimate of the overall transaction price. Any such adjustments are recorded on a cumulative basis, which would affect collaboration revenues in the period of adjustment. Generally, revenue is recognized using an input-based measure of progress towards the satisfaction of the performance obligations, which can be based on labor hours expended or time-based in proportion to the estimated total project effort or total projected time to complete. The measure of progress is evaluated each reporting period and, if necessary, adjustments are made to the measure of progress and the related revenue recognized. Certain performance obligations are associated with milestones agreed between the Company and its customer. Revenue generated from the performance of services in accordance with these milestones is recognized upon confirmation from the customer that the milestone has been achieved. In these cases, amounts recognized are constrained to the amount of consideration received upon achievement of the milestone.

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

In the six months ended June 30, 2019, the Company adopted these accounting standards or updates:

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

The adoption of this standard had the net effect of increasing both assets and liabilities by $25.7 million, after considering prepaid and other current and noncurrent assets previously recorded on the condensed consolidated balance sheet, but did not have a material impact on the condensed consolidated statements of operations or cash flows.  The most significant impact relates to (1) the recognition of new ROU assets and lease liabilities on the balance sheet for the Company's operating leases; and (2) providing significant new disclosures about the Company's leasing activities.

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

2. Balance Sheet Details

Inventories

(In thousands)	June 30, 2019	December 31, 2018
Raw materials	$4,389	$3,901
Work-in-process	1,697	539
Finished goods	7,875	5,253
Inventories	$13,961	$9,693

Deferred cost of products sold - related party

(In thousands)	June 30, 2019	December 31, 2018
Deferred cost of products sold - related party	$1,489	$489
Deferred cost of products sold, noncurrent - related party	15,894	2,828
Total	$17,383	$3,317

In November 2018, the Company amended the supply agreement with DSM to secure capacity at the Brotas 1 facility for sweetener production through 2022. See Note 10, “Revenue Recognition” in Part II, Item 8 of the 2018 Form 10-K/A for information regarding the November 2018 Supply Agreement Amendment. The supply agreement was included as an element of a combined transaction with DSM, which resulted in a fair value allocation of $24.4 million to the manufacturing capacity fees, of which $3.3 million was recorded as deferred cost of products sold at December 31, 2018. During the six months ended June 30, 2019, the Company paid an additional $14.1 million of reservation capacity fees, which was recorded as additional deferred cost of products sold. The remaining $6.9 million capacity fees will be recorded as deferred cost of products sold in the period the additional payments are made to DSM. The deferred cost of products sold asset is expensed to cost of products sold on a units of production basis as the Company's sweetener product is sold over the five-year term of the supply agreement. Each quarter, the Company evaluates its future production volumes and adjusts the unit cost to be expensed over the remaining estimated production volume. Due to the Company's commercial launch of the product in December 2018, amortization of the deferred cost of products sold asset has been insignificant through June 30, 2019. The deferred cost of products sold asset is evaluated for recoverability at each period end.

Prepaid expenses and other current assets

(In thousands)	June 30, 2019	December 31, 2018
Prepayments, advances and deposits	$3,147	$5,644
Recoverable taxes from Brazilian government entities	1,787	631
Other	4,867	4,291
Total prepaid expenses and other current assets	$9,801	$10,566

Property, Plant and Equipment, Net

(In thousands)	June 30, 2019	December 31, 2018
Machinery and equipment	$47,553	$43,713
Leasehold improvements	40,817	39,922
Computers and software	10,307	9,987
Furniture and office equipment, vehicles and land	3,349	3,016
Construction in progress	2,245	1,749
	104,271	98,387
Less: accumulated depreciation and amortization	(80,011)	(78,631)
Property, plant and equipment, net	$24,260	$19,756

During the three and six months ended June 30, 2019 and 2018, the Company capitalized the following amounts of internal labor costs required to automate, integrate and ready certain laboratory and plant equipment for its intended use:

(In thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Capitalized internally-developed software	$120	$800	$320	$1,580

During the three and six months ended June 30, 2019 and 2018, Depreciation and amortization expense, including amortization of assets under capital leases, was as follows:

(In thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Depreciation and amortization expense	$873	$1,383	$1,722	$2,944

Leases

Operating Leases

The Company has entered into operating leases primarily for administrative offices, laboratory equipment and other facilities. The operating leases have remaining terms that range from 1 year to 5 years, and often include one or more options to renew. These renewal terms can extend the lease term from 1 to 5 years and are included in the lease term when it is reasonably certain that the Company will exercise the option. The operating leases are classified as ROU assets under operating leases on the Company's June 30, 2019 Consolidated Balance Sheet and represent the Company’s right to use the underlying asset for the lease term. The Company’s obligation to make operating lease payments is included in "Lease liabilities" and "Lease liabilities, net of current portion" on the Company's June 30, 2019 Consolidated Balance Sheet. Based on the present value of the lease payments for the remaining lease term of the Company's existing leases, the Company recognized right-of-use assets of $29.7 million and lease liabilities for operating leases of $33.6 million on January 1, 2019. Operating lease right-of-use assets and liabilities commencing after January 1, 2019 are recognized at commencement date based on the present value of lease payments over the lease term. As of June 30, 2019, total right-of-use assets and operating lease liabilities were $25.5 million and $26.7 million, respectively. All operating lease expense is recognized on a straight-line basis over the lease term. In the three and six months ended June 30, 2019, the Company recorded $3.0 million and $5.8 million of operating lease amortization that was charged to expense, and $1.8 million and $3.6 million, respectively, of operating lease amortization for certain contract manufacturing arrangements that was capitalized to inventory.

Because the rate implicit in each lease is not readily determinable, the Company uses its incremental borrowing rate to determine the present value of the lease payments. The Company has certain contracts for real estate and marketing which may contain lease and non-lease components which it has elected to treat as a single lease component.

Information related to the Company's right-of-use assets and related lease liabilities were as follows:

(In thousands)	Six Months Ended June 30, 2019
Cash paid for operating lease liabilities	$10,660
Right-of-use assets obtained in exchange for new operating lease obligations(1)	$31,293
Weighted-average remaining lease term (in years)	2.6
Weighted-average discount rate	18.0%

(1) Includes $29.7 million for operating leases existing on January 1, 2019 and $1.6 million for operating leases that commenced during the six months ended June 30, 2019.

Financing Leases

The Company has entered into financing leases primarily for laboratory and computer equipment. Assets purchased under financing leases are included in "Property, plant and equipment, net" on the condensed consolidated balance sheets. For financing leases, the associated assets are depreciated or amortized over the shorter of the relevant useful life of each asset or the lease term. Property, plant and equipment, net includes $5.3 million and $5.0 million of machinery and equipment under financing leases as of June 30, 2019 and December 31, 2018, respectively. Accumulated amortization of assets under financing leases totaled $2.7 million and $2.3 million as of June 30, 2019 and December 31, 2018, respectively.

Maturities of Financing and Operating Leases

Maturities of lease liabilities as of June 30, 2019 were as follows:

Years ending December 31: (In thousands)	Financing Leases	Operating Leases	Total Leases
2019 (remaining six months)	$235	$8,027	$8,262
2020	199	9,660	9,859
2021	1	7,227	7,228
2022	–	7,400	7,400
2023	–	3,034	3,034
Thereafter	–	–	–
Total lease payments	435	35,348	35,783
Less: amount representing interest	(14)	(8,636)	(8,650)
Total lease liability	$421	$26,712	$27,133

Current lease liability	$385	$9,533	$9,918
Noncurrent lease liability	36	17,179	17,215
Total lease liability	$421	$26,712	$27,133

Other Assets

(In thousands)	June 30, 2019	December 31, 2018
Contingent consideration	$4,286	$4,286
Deposits	297	2,465
Other	1,089	1,207
Other assets	$5,672	$7,958

Accrued and Other Current Liabilities

(In thousands)	June 30, 2019	December 31, 2018
Accrued interest	$6,876	$3,853
Payroll and related expenses	6,164	9,220
Contract termination fees	4,342	6,247
Asset retirement obligation	3,232	3,063
Tax-related liabilities	2,434	2,139
Professional services	1,302	1,173
Other	3,763	3,284
Total accrued and other current liabilities	$28,113	$28,979

Other noncurrent liabilities

(In thousands)	June 30, 2019	December 31, 2018
Refund liability	$12,500	$–
Contract liability, net of current portion (Note 9)	1,449	1,587
Contract termination fees, net of current portion	8,678	7,715
Liability for unrecognized tax benefit	6,582	6,582
Other	755	868
Deferred rent, net of current portion(1)	–	6,440
Total other noncurrent liabilities	$29,964	$23,192

(1)     Deferred rent at December 31, 2018 was reclassified to ROU asset upon the adoption on January 1, 2019 of ASC 842, "Leases".

3. Fair Value Measurement

Liabilities Measured and Recorded at Fair Value on a Recurring Basis

The following tables summarize liabilities measured at fair value, and the respective fair value by input classification level within the fair value hierarchy:

(In thousands)	June 30, 2019				December 31, 2018
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Liabilities
6% Convertible Notes Due 2021	$–	$–	$72,461	$72,461	$–	$–	$57,918	$57,918
Freestanding derivative instruments in connection with the issuance of debt and equity instruments	–	–	–	–	–	–	42,796	42,796
Total liabilities measured and recorded at fair value	$–	$–	$72,461	$72,461	$–	$–	$100,714	$100,714

There were no transfers between levels during the periods presented.

6% Convertible Notes Due 2021

The Company issued $60.0 million of 6% Convertible Notes Due 2021 on December 10, 2018 and elected the fair value option of accounting for this instrument. At June 30, 2019, outstanding principal was $58.0 million, and the fair value was $72.5 million, which was measured at the noteholders’ put option price of 125% of outstanding principal. See Note 4, “Debt” for further information related to this debt instrument and the noteholders’ put option. For the six months ended June 30, 2019, the Company recorded a $16.6 million loss from change in fair value of debt in connection with the 6% Convertible Notes Due 2021, as follows:

In thousands
Fair value at December 31, 2018	$57,918
Less: principal paid	(2,031)
Loss on change in fair value	16,574
Fair value at June 30, 2019	$72,461

Derivative Liabilities Recognized in Connection with the Issuance of Debt and Equity Instruments

The following table provides a reconciliation of the beginning and ending balances for the Company's derivative liabilities recognized in connection with the issuance of debt and equity instruments, measured at fair value using significant unobservable inputs (Level 3):

(In thousands)	Equity-related Derivative Liability	Debt-related Derivative Liability	Total Derivative Liability
Balance at December 31, 2018	$41,272	$1,524	$42,796
Derecognition upon adoption of ASU 2017-11	(39,513)	(1,524)	(41,037)
Change in fair value of derivative liabilities	2,039	–	2,039
Derecognition on extinguishment	(3,798)	–	(3,798)
Balance at June 30, 2019	$–	$–	$–

As of June 30, 2019, the derivative liabilities in connection with the November 2018 Securities Purchase Agreement with DSM were settled and extinguished through cash payment.

Assets and Liabilities Recorded at Carrying Value

Financial Assets and Liabilities

The carrying amounts of certain financial instruments, such as cash equivalents, accounts receivable, accounts payable and accrued liabilities, approximate fair value due to their relatively short maturities and low market interest rates, if applicable. Loans payable, credit facilities and convertible notes are recorded at carrying value (except for the 6% Convertible Notes Due 2021, which are recorded at fair value), which is representative of fair value at the date of acquisition. For loans payable and credit facilities recorded at carrying value, the Company estimates fair value using observable market-based inputs (Level 2); for convertible notes, the Company estimates fair value based on rates currently offered for instruments with similar maturities and terms (Level 3). The carrying amount (the total amount of net debt presented on the balance sheet) of the Company's debt at June 30, 2019, excluding the 6% Convertible Notes that the Company records at fair value, was $96.3 million. The fair value of such debt at June 30, 2019 was $98.6 million and was determined by (i) discounting expected cash flows using current market discount rates estimated for certain of the debt instruments and (ii) using third-party fair value estimates for the remaining debt instruments.

4. Debt

Net carrying amounts of debt are as follows:

	June 30, 2019				December 31, 2018
(In thousands)	Principal	Unamortized Debt (Discount) Premium	Change in Fair Value	Net Balance	Principal	Unamortized Debt (Discount) Premium	Change in Fair Value	Net Balance
Convertible notes payable
6% convertible notes due 2021	$57,969	$–	$14,492	$72,461	$60,000	$–	$(2,082)	$57,918
August 2013 financing convertible note	4,863	(90)	–	4,773	4,415	(70)	–	4,345
2015 Rule 144A convertible notes	–	–	–	–	37,887	(2,413)	–	35,474
2014 Rule 144A convertible notes	–	–	–	–	24,004	(867)	–	23,137
	62,832	(90)	14,492	77,234	126,306	(3,350)	(2,082)	120,874
Related party convertible notes payable
2014 Rule 144A convertible notes	9,705	–	–	9,705	24,705	(1,038)	–	23,667

Loans payable and credit facilities
Ginkgo note	12,000	(3,609)	–	8,391	12,000	(4,047)	–	7,953
Other loans payable	5,323	(973)	–	4,350	4,910	(1,047)	–	3,863
GACP secured term loan facility	–	–	–	–	36,000	(1,349)	–	34,651
	17,323	(4,582)	–	12,741	52,910	(6,443)	–	46,467
Related party loans payable
Foris secured term loan facility	36,000	(3,054)	–	32,946	–	–	–	–
Foris unsecured notes	16,500	–	–	16,500	–	–	–	–
DSM note	25,000	(5,382)	–	19,618	25,000	(6,311)	–	18,689
	$77,500	$(8,436)	$–	69,064	$25,000	$(6,311)	$–	18,689
Total debt	$167,360	$(13,108)	$14,492	168,744	$228,921	$(17,142)	$(2,082)	209,697
Less: current portion				(107,649)				(147,677)
Long-term debt, net of current portion				$61,095				$62,020

The 6% convertible notes due 2021 have been classified as current in the June 30, 2019 and December 31, 2018 balance sheets, due to certain events subsequent to June 30, 2019 but prior to the issuance of the June 30, 2019 and December 31, 2018 financial statements. See Note 12, "Subsequent Events" for additional information.

August 2013 Financing Convertible Note

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

On July 2, 2019, the Company and Wolverine entered into an exchange agreement whereby the parties agreed to extinguish the August 2013 Financing Convertible Note held by Wolverine in exchange for 1,767,632 shares of common stock and a warrant to purchase 1,080,000 shares of common stock. See Note 12, “Subsequent Events” for additional information.

LSA Amendment, Assignment and Waiver

On April 4, 2019, the Company and GACP amended the Loan and Security Agreement, dated June 29, 2018 (the LSA), to (i) effective December 31, 2018, eliminate the conditions giving rise to the early maturity date, so that loans under the GACP Term Loan Facilities would have a maturity date of July 1, 2021, (ii) remove certain Company intellectual property related to the Cannabinoid Agreement from the lien granted by the Company to GACP under the LSA, (iii) eliminate the Company’s ability to obtain the Incremental GACP Term Loan Facility, (iv) eliminate the Company’s reinvestment rights with respect to mandatory prepayments upon asset sales, (v) restrict the Company’s ability to pay interest and principal on other indebtedness without the consent of GACP, and (vi) provide that the Company must have at all times at least $15 million of unrestricted, unencumbered cash subject to a control agreement in favor of GACP.

On April 4, 2019, the Company and GACP entered into a waiver agreement, pursuant to which GACP agreed to waive breaches of certain covenants under the LSA occurring prior to, as of and after December 31, 2018 through April 8, 2019, including covenants related to quarterly minimum revenues, minimum liquidity amounts and a minimum asset coverage ratio. In connection with such waiver, the Company agreed to pay GACP fees of $0.8 million, which the Company paid in April 2019.

On April 15, 2019, the Company, GACP and Foris Ventures, LLC (Foris, an entity affiliated with director John Doerr of Kleiner Perkins Caufield & Byers, a current stockholder, and an owner of greater than five percent of the Company’s outstanding common stock) entered into a Loan Purchase Agreement, pursuant to which Foris agreed to purchase and assume from GACP, and GACP agreed to sell and assign to Foris, the outstanding loans under the LSA and all documents and assets related thereto. In connection with such purchase and assignment, the Company agreed to repay Foris $2.2 million of the purchase price paid by Foris to GACP, which the Company accounted for as additional debt discount. The closing of the loan purchase and assignment occurred on April 16, 2019. See Note 12, Subsequent Events for more information regarding the LSA.

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

Foris Credit Agreements

On April 8, 2019, the Company and Foris entered into a credit agreement to make available to the Company an unsecured credit facility in an aggregate principal amount of $8.0 million (the April Foris Credit Agreement), which the Company borrowed in full on April 8, 2019 and issued to Foris a promissory note in the principal amount of $8.0 million (the April Foris Note). The April Foris Note has a maturity date of October 14, 2019, which has no stated interest rate. The Company agreed to pay Foris a fee of $1.0 million, payable on or prior to the maturity date of the April Foris Note (the April Foris Note Fee); provided, that the April Foris Note Fee will be reduced to $0.5 million if the Company repays the April Foris Note in full by July 15, 2019. The Company is accruing the fee over the term of the note. The April Foris Note is subordinated in right of payment to the $4.8 million Tranche II Note held by Wolverine (see Note 4, “Debt” above).

On June 11, 2019, the Company and Foris entered into a credit agreement to make available to the Company an unsecured credit facility in an aggregate principal amount of $8.5 million, which the Company borrowed in full on June 11, 2019 and issued to Foris a promissory note in the principal amount of $8.5 million (the June Foris Note). The June Foris Note (i) accrues interest at a rate of 12.5% per annum from and including June 11, 2019, which interest is payable on the maturity date or the earlier repayment or other satisfaction of the June Foris Note, and (ii) matures on August 28, 2019; provided, that if certain warrants held by DSM N.V. (together with its affiliates, DSM) are exercised, then the maturity date of the June Foris Note will be the business day immediately following such exercise.

The Company may at its option repay the amounts outstanding under the April Foris Note (including the April Foris Note Fee) and the June Foris Note before their respective maturity dates, in whole or in part, at a price equal to 100% of the amount being repaid plus, in the case of the June Foris Note, accrued and unpaid interest on such amount to the date of repayment.

On August 14, 2019, the April Foris Note, the June Foris Note and the July Foris Notes (see Note 12, Subsequent Events) were added to the loans under the LSA, made subject to the LSA and secured by the security interest in the collateral granted to Foris under the LSA, and such notes were cancelled in connection therewith. See Note 12, Subsequent Events for more information.

2015 and 2014 Rule 144A Convertible Notes

On April 16, 2019, the Company repaid in cash the $37.9 million outstanding balance under the 2015 Rule 144A Convertible Notes.

On May 10, 2019, the Company exchanged $13.5 million aggregate principal amount of the 2014 Rule 144A Convertible Notes held by certain non-affiliated investors, including accrued and unpaid interest thereon for an aggregate of 3,479,008 shares of common stock and warrants to purchase an aggregate of 1,391,603 shares of common stock at an exercise price of $5.02 per share, with an exercise term of two years from issuance, in a private exchange pursuant to the exemption from registration under Section 3(a)(9) of the Securities Act of 1933, as amended (the Securities Act). See Note 6. "Stockholders’ Deficit" for more information on this conversion and new warrants.

On May 14, 2019, the Company exchanged $5.0 million aggregate principal amount of the 2014 Rule 144A Convertible Notes held by Foris, including accrued and unpaid interest thereon for 1,122,460 shares of common stock and a warrant to purchase up to 352,638 shares of common stock at an exercise price of $4.56 per share, with an exercise term of two years from issuance, in a private exchange pursuant to the exemption from registration under Section 3(a)(9) of the Securities Act. See Note 6. "Stockholders’Deficit" for more information on this conversion and new warrant.

On May 15, 2019, the Company exchanged $10.0 million aggregate principal amount of the 2014 Rule 144A Convertible Notes held by Maxwell (Mauritius) Pte Ltd for 2,500,000 shares of common stock in a private exchange pursuant to the exemption from registration under Section 3(a)(9) of the Securities Act. See Note 6. “Stockholders’ Deficit” for more information on this conversion.

The Company evaluated the May 2019 exchanges described above and concluded that the transactions resulted in debt extinguishment. The Company recorded a $5.9 million loss on extinguishment of the 2014 144A Convertible Notes in the three months ended June 30, 2019. The loss represented the difference between the $30.8 million fair value of common shares issued upon conversion, $3.8 million fair value of warrants issued and $0.4 million of fees incurred, less the $29.1 million carrying value of the debt that was extinguished. The 7.1 million common shares issued upon conversion were valued at the Company's closing stock price at the date of each exchange. The fair value of the warrants was measured using the Black-Scholes option pricing model, with the following parameters: stock price $4.27 - $4.54; strike price $4.56 - $5.02; volatility 95.8%; risk-free interest rate 2.20% - 2.26%; and expected dividend yield 0%.

On May 15, 2019, the Company exchanged $9.7 million aggregate principal amount of the 2014 Rule 144A Convertible Notes held by Total Raffinage Chimie (Total) for a new senior convertible note with an equal principal amount and with substantially identical terms, except that the new note had a maturity date of June 14, 2019, in a private exchange pursuant to the exemption from registration under Section 3(a)(9) of the Securities Act. Effective June 14, 2019, the Company and Total agreed to extend the maturity date of the new note from June 14, 2019 to July 18, 2019. The Company accounted for this exchange as a debt modification; however, no additional fees were paid, and the modification had no impact on interest expense in the three months ended June 30, 2019. Effective July 18, 2019, the Company and Total agreed to (i) further extend the maturity date of the new note from July 18, 2019 to August 28, 2019 and (ii) increase the interest rate on the new note to 10.5% per annum, beginning July 18, 2019. Effective August 28, 2019, the Company and Total agreed to (i) further extend the maturity date of the new note from August 28, 2019 to October 28, 2019 and (ii) increase the interest rate on the new note to 12% per annum, beginning August 28, 2019.

6% Convertible Notes Due 2021 Exchanges

On May 15, 2019 and June 24, 2019, the Company exchanged $53.3 million and $4.7 million principal amount, respectively, of the 6% Convertible Notes due 2021, including accrued and unpaid interest thereon, representing all then-outstanding 6% Convertible Notes due 2021, for new senior convertible notes with an equal principal amount and warrants to purchase up to 2,000,000 and 181,818 shares of common stock, respectively, at an exercise price of $5.12 per share, with an exercise term of two years from issuance, in private exchanges pursuant to the exemption from registration under Section 3(a)(9) of the Securities Act. The new notes have substantially identical terms as the 6% Convertible Notes due 2021 being exchanged, except that (i) the holders agreed to waive, until July 22, 2019, certain covenants relating to the effectiveness of the registration statement covering the shares of common stock issuable upon conversion of, or otherwise pursuant to, the new notes and the filing by the Company of reports with the SEC and (ii) during the period from July 22, 2019 to July 29, 2019, inclusive, the holders have the right to require the Company to redeem the new notes, in whole or in part, at a price equal to 125% of the principal amount being redeemed. The Company considered the issuance of the warrant as compensation to the noteholders for waiving certain covenant violations during the period, and recorded a $4.4 million charge to interest expense for the fair value of the warrants. The fair value of the warrants was determined using a Black-Scholes model with the following inputs: 94% - 96% volatility, 1.72% - 2.16% risk-free interest rate, 2-year term, $3.55 - $4.39 issuance-date stock price, and 0% expected dividend yield.

The Company has elected the fair value accounting option for the 6% Convertible Notes due 2021 and has recorded the fair value of the put option as an adjustment to the carrying value of the 6% Convertible Notes due 2021. The exercise price of the warrants is subject to standard adjustments but does not contain any anti-dilution protection, and the warrants only permit “cashless” or “net” exercise after the six-month anniversary of issuance, and only to the extent that there is not an effective registration statement covering the resale of the shares of common stock underlying the applicable warrant. In addition, the holders may not exercise the warrants, and the Company may not affect any exercise of the warrants, to the extent that, after giving effect to such exercise, the applicable holder, together with its affiliates, would beneficially own in excess of 4.99% of the number of shares of common stock outstanding after giving effect to such exercise. See Note 12, "Subsequent Events" for more information regarding the 6% Convertible Notes due 2021.

Future Minimum Payments

Future minimum payments under the Company's debt agreements as of June 30, 2019 are as follows:

(In thousands)	Convertible Notes	Loans Payable and Credit Facilities	Related Party Convertible Notes	Related Party Loans Payable and Credit Facilities	Total
2019 (remaining six months)	$81,006	$3,748	$9,815	$24,674	$119,243
2020	3,926	1,759	—	10,854	16,539
2021	2,318	1,662	—	61,260	65,240
2022	—	13,451	—	—	13,451
2023	—	399	—	—	399
Thereafter	—	2,268	—	—	2,268
Total future minimum payments	87,250	23,287	9,815	96,788	217,140
Less: amount representing interest	(9,680)	(5,964)	(110)	(19,288)	(35,042)
Less: future conversion of accrued interest to principal	(246)	—	—	—	(246)
Present value of minimum debt payments	77,324	17,323	9,705	77,500	181,852
Less: current portion of debt principal and fair value adjustment	(77,324)	(2,392)	(9,705)	(20,100)	(109,521)
Noncurrent portion of debt principal	$—	$14,931	$—	$57,400	$72,331

5. Mezzanine Equity

Mezzanine equity at June 30, 2019 and December 31, 2018 is comprised of proceeds from shares of common stock sold on May 10, 2016 to the Bill & Melinda Gates Foundation (Gates Foundation). In connection with the stock sale, the Company and the Gates Foundation entered into an agreement under which the Company agreed to expend an aggregate amount not less than the proceeds from the stock sale to develop a yeast strain that produces artemisinic acid and/or amorphadiene at a low cost and to supply such artemisinic acid and amorphadiene to companies qualified to convert artemisinic acid and amorphadiene to artemisinin for inclusion in artemisinin combination therapies used to treat malaria. If the Company defaults in its obligation to use the proceeds from the stock sale as set forth above or defaults under certain other commitments in the agreement, the Gates Foundation will have the right to request that the Company redeem, or facilitate the purchase by a third party, the shares then held by the Gates Foundation at a price per share equal to the greater of (i) the closing price of the Company’s common stock on the trading day prior to the redemption or purchase, as applicable, or (ii) an amount equal to $17.10 plus a compounded annual return of 10%.

As of June 30, 2019, the Company's remaining research and development obligation under this arrangement was $0.5 million.

6. Stockholders' Deficit

Private Placements

On April 16, 2019, the Company sold and issued to Foris 6,732,369 shares of common stock at a price of $2.87 per share, for aggregate proceeds to the Company of $20.0 million (the Foris Investment), as well as a warrant to purchase up to 5,424,804 shares of common stock at an exercise price of $2.87 per share, with an exercise term of two years from issuance, in a private placement pursuant to the exemption from registration under Section 4(a)(2) of the Securities Act and Regulation D promulgated under the Securities Act, for aggregate cash proceeds to the Company of $20.0 million (the Foris Investment). The Company evaluated the warrants for derivative liability treatment and concluded that the instruments met the indexation criteria to be accounted for in equity.

On April 26, 2019, the Company sold and issued (i) 2,832,440 shares of common stock at a price of $5.12 per share, as well as a warrant to purchase up to 3,983,230 shares of common stock at an exercise price of $5.12 per share, with an exercise term of two years from issuance, to Foris and (ii) an aggregate of 2,043,781 shares of common stock at a price of $4.02 per share, as well as warrants to purchase up to an aggregate of 1,635,025 shares of common stock at an exercise price of $5.02 per share, with an exercise term of two years from issuance, to certain other non-affiliated investors, in each case in private placements pursuant to the exemption from registration under Section 4(a)(2) of the Securities Act and Regulation D promulgated under the Securities Act, for aggregate cash proceeds to the Company of $15.0 million from Foris and and $8.2 million from non-affiliated investors, for a total of $23.2 million. The Company evaluated the warrants for derivative liability treatment and concluded that the instruments met the indexation criteria to be accounted for in equity.

On April 29, 2019, the Company sold and issued (i) 913,529 shares of common stock at a price of $4.76 per share, as well as warrants to purchase up to an aggregate of 1,212,787 shares of common stock at an exercise price of $4.76 per share, with an exercise term of two years from issuance, to affiliates of Vivo Capital LLC (Vivo, an entity affiliated with director Frank Kung and which owns greater than five percent of our outstanding common stock and has the right to designate one member of the Company’s Board of Directors) and (ii) an aggregate of 323,382 shares of common stock at a price of $4.02 per share, as well as warrants to purchase up to an aggregate of 258,704 shares of common stock at an exercise price of $5.02 per share, with an exercise term of two years from issuance, to certain other non-affiliated investors, in each case in private placements pursuant to the exemption from registration under Section 4(a)(2) of the Securities Act and Regulation D promulgated under the Securities Act, for aggregate cash proceeds to the Company of $4.5 million from Vivo and $1.3 million from non-affiliated investors, for a total of $5.8 million. The Company evaluated the warrants for derivative liability treatment and concluded that the instruments met the indexation criteria to be accounted for in equity.

On May 3, 2019, the Company sold and issued 1,243,781 shares of common stock at a price of $4.02 per share, as well as a warrant to purchase up to 995,024 shares of common stock at an exercise price of $5.02 per share, with an exercise term of two years from issuance, to a non-affiliated investor in a private placement pursuant to the exemption from registration under Section 4(a)(2) of the Securities Act and Regulation D promulgated under the Securities Act, for aggregate cash proceeds to the Company of $5 million. The Company evaluated the warrants for derivative liability treatment and concluded that the instruments met the indexation criteria to be accounted for in equity.

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

2014 Rule 144A Convertible Notes Exchanges

On May 10, 2019, the Company exchanged $13.5 million aggregate principal amount of the 2014 Rule 144A Convertible Notes held by certain non-affiliated investors, including accrued and unpaid interest thereon for an aggregate of 3,479,008 shares of common stock and warrants to purchase an aggregate of 1,391,603 shares of common stock at an exercise price of $5.02 per share, with an exercise term of two years from issuance, in a private exchange pursuant to the exemption from registration under Section 3(a)(9) of the Securities Act. See Note 4, "Debt" for information about the accounting treatment for this debt exchange and related equity issuance.

On May 14, 2019, the Company exchanged $5.0 million aggregate principal amount of the 2014 Rule 144A Convertible Notes held by Foris, including accrued and unpaid interest thereon up to, but excluding, May 15, 2019, for 1,122,460 shares of common stock and a warrant to purchase up to 352,638 shares of common stock at an exercise price of $4.56 per share, with an exercise term of two years from issuance, in a private exchange pursuant to the exemption from registration under Section 3(a)(9) of the Securities Act. See Note 4, "Debt" for information about the accounting treatment for this debt exchange and related equity issuance.

On May 15, 2019, the Company exchanged $10.0 million aggregate principal amount of the 2014 Rule 144A Convertible Notes held by Maxwell (Mauritius) Pte Ltd for 2,500,000 shares of common stock in a private exchange pursuant to the exemption from registration under Section 3(a)(9) of the Securities Act. See Note 4, "Debt" for information about the accounting treatment for this debt exchange and related equity issuance.

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

Warrants

In connection with various debt and equity transactions (see Note 5, "Debt" and Note 7, “Stockholders’ Deficit” in Part II, Item 8 of the 2018 Form 10-K/A), the Company has issued warrants exercisable for shares of common stock. The following table summarizes warrants activity for the three and six months ended June 30, 2019:

Transaction	Number Outstanding as of December 31, 2018	Additional Warrants Issued	Exercises	Number Outstanding as of March 31, 2019	Additional Warrants Issued	Exercises	Number Outstanding as of June 30, 2019
August 2018 warrant exercise agreements	12,097,164	–	–	12,097,164	–	–	12,097,164
May 2017 cash and dilution warrants	6,292,798	–	–	6,292,798	4,795,924	(1,924,673)	9,164,049
April 2019 PIPE warrants	–	–	–	–	8,084,770	–	8,084,770
August 2017 cash and dilution warrants	3,968,116	–	–	3,968,116	3,028,983	–	6,997,099
April 2019 Foris warrant	–	–	–	–	5,424,804	–	5,424,804
April 2018 warrant exercise agreements	3,616,174	–	–	3,616,174	–	–	3,616,174
May-June 2019 6% Note Exchange Warrants	–	–	–	–	2,181,818	–	2,181,818
May 2019 6.50% Note Exchange Warrants	–	–	–	–	1,744,241	–	1,744,241
July 2015 related party debt exchange	663,228	–	(471,204)	192,024	245,558	(245,558)	192,024
February 2016 related party private placement	171,429	–	–	171,429	–	–	171,429
July 2015 private placement	81,197	–	(8,547)	72,650	–	–	72,650
Other	1,406	–	–	1,406	–	–	1,406
	26,891,512	–	(479,751)	26,411,761	25,506,098	(2,170,231)	49,747,628

Due to certain down-round adjustments to other equity-related instruments during the three months ended June 30, 2019, approximately 8.1 million shares became available under the May 2017 and August 2017 cash and dilution warrants and the Temasek funding warrant. Approximately 2.2 million shares were exercised under the dilution warrants, which resulted in zero proceeds to the Company. A portion of the warrant exercises was net share settled, and a total of 2,064,606 and 2,515,174 shares were issued upon exercise during the three and six months ended June 30, 2019.

7. Loss Per Share

For the three and six months ended June 30, 2019 and June 30, 2018, basic loss per share was the same as diluted loss per share, because the inclusion of all potentially dilutive securities outstanding was antidilutive.

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

The following table presents the calculation of basic and diluted loss per share:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except shares and per share amounts)	2019	2018	2019	2018
Numerator:
Net loss attributable to Amyris, Inc.	$(38,088)	$(14,382)	$(104,331)	$(107,184)
Less: deemed dividend related to proceeds discount and issuance costs upon conversion of Series D	(34,964)	—	(34,964)	—
Add: losses allocated to participating securities	2,255	970	4,690	7,932
Net loss attributable to Amyris, Inc. common stockholders	$(70,797)	$(13,412)	$(134,605)	$(99,252)

Denominator:
Weighted-average shares of common stock outstanding used in computing net loss per share of common stock, basic and diluted	92,785,752	54,932,411	84,831,269	53,076,975
Loss per share attributable to common stockholders, basic and diluted	$(0.76)	$(0.24)	$(1.59)	$(1.87)

The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted loss per share of common stock because including them would have been antidilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Period-end stock options to purchase common stock	5,535,538	5,424,330	5,535,538	5,424,330
Convertible promissory notes(1)	11,007,316	8,390,819	11,007,316	8,390,819
Period-end common stock warrants	49,747,628	24,341,772	49,747,628	24,341,772
Period-end restricted stock units	5,284,742	5,211,584	5,284,742	5,211,584
Period-end preferred stock	2,955,732	4,053,905	2,955,732	4,053,905
Total potentially dilutive securities excluded from computation of diluted loss per share	74,530,956	47,422,410	74,530,956	47,422,410

______________

(1)	The potentially dilutive effect of convertible promissory notes was computed based on conversion ratios in effect as of the respective period end dates. A portion of the convertible promissory notes issued carries a provision for a reduction in conversion price under certain circumstances, which could potentially increase the dilutive shares outstanding. Another portion of the convertible promissory notes issued carries a provision for an increase in the conversion rate under certain circumstances, which could also potentially increase the dilutive shares outstanding.

8. Commitments and Contingencies

Contingencies

The Company has levied indirect taxes on sugarcane-based biodiesel sales that took place several years ago by Amyris Brasil Ltda. (see Note 13, “Divestiture” in Part II, Item 8 of the 2018 Form 10-K/A) to customers in Brazil, based on advice from external legal counsel. In the absence of definitive rulings from the Brazilian tax authorities on the appropriate indirect tax rate to be applied to such product sales, the actual indirect rate to be applied to such sales could differ from the rate the Company levied.

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

9. Revenue Recognition and Contract Assets and Liabilities

Disaggregation of Revenue

The following table presents revenue by major product and service, as well as by primary geographical market, based on the location of the customer:

	Three Months Ended June 30,
(In thousands)	2019				2018
	Renewable Products	Licenses and Royalties	Grants and Collaborations	Total	Renewable Products	Licenses and Royalties	Grants and Collaborations	Total
United States	$5,806	$–	$6,408	$12,214	$2,339	$–	$4,624	$6,963
Europe	2,102	40,964	3,197	46,263	2,987	(513)	4,315	6,789
Asia	3,899	–	–	3,899	1,113	–	–	1,113
South America	295	–	5	300	194	–	–	194
Other	18	–	–	18	–	–	–	–
	$12,120	$40,964	$9,610	$62,694	$6,633	$(513)	$8,939	$15,059

	Six Months Ended June 30,
(In thousands)	2019				2018
	Renewable Products	Licenses and Royalties	Grants and Collaborations	Total	Renewable Products	Licenses and Royalties	Grants and Collaborations	Total
United States	$12,879	$–	$6,901	$19,780	$4,301	$–	$5,832	$10,133
Europe	4,956	41,082	4,826	50,864	5,421	7,442	7,816	20,679
Asia	5,617	–	250	5,867	1,791	–	–	1,791
South America	515	–	5	520	215	–	–	215
Other	37	–	–	37	100	–	–	100
	$24,004	$41,082	$11,982	$77,068	$11,828	$7,442	$13,648	$32,918

Significant Revenue Agreements During the Six Months Ended June 30, 2019

Cannabinoid Agreement

On May 2, 2019, the Company consummated a $300 million research, collaboration and license agreement (the Cannabinoid Agreement) with LAVVAN, Inc., a newly formed investment-backed company (Lavvan), for the development, manufacture and commercialization of cannabinoids, subject to certain closing conditions. Under the agreement, the Company would perform research and development activities and Lavvan would be responsible for the commercialization of the cannabinoids developed under the agreement. The Cannabinoid Agreement is being principally funded on a milestone basis, with the Company also entitled to receive certain supplementary research and development funding from Lavvan. The Company could receive aggregate funding of up to $300 million over the term of the Cannabinoid Agreement if all of the milestones are achieved. Additionally, the agreement provides for profit share to the Company on Lavvan's gross profit margin once products are commercialized; these payments will be due for the next 20 years. On May 2, 2019, the parties consummated the transactions contemplated by the Cannabinoid Agreement, including the formation of a special purpose entity to hold certain intellectual property created during the collaboration (the Cannabinoid Collaboration IP), the licensing of certain Company intellectual property to Lavvan, the licensing of the Cannabinoid Collaboration IP to the Company and Lavvan, and the granting by the Company to Lavvan of a lien on the Company background intellectual property being licensed to Lavvan under the Cannabinoid Agreement, which lien would be subordinated to the lien on such intellectual property under the LSA (see Note 5, “Debt” in Part II, Item 8 of the 2018 Form 10-K/A).

The Cannabinoid Agreement is accounted for as a revenue contract under ASC 606, with the total transaction price estimated and updated on a quarterly basis, subject to the variable consideration constraint guidance in ASC 606 using the most likely outcome method to estimate the variable consideration associated with the identified performance obligations, which the Company concluded to be research and development services. The Company initially estimated the total unconstrained transaction price to be $85 million, based on a high probability of achieving certain underlying milestones. The Company constrained $215 million of variable consideration related to milestones which were not probable of being achieved as of June 30, 2019. The Company determined the performance obligation is delivered over time and that revenue recognition is based on an input measure of progress of hours incurred compared to total estimated hours to be incurred (i.e., proportional performance). Estimates of variable consideration are updated quarterly, with cumulative adjustments to revenue recorded as necessary. The Company received a $10.0 million milestone payment during the second quarter of 2018 and recognized $3.5 million of collaboration revenue under the Cannabinoid Agreement for the three and six months ended June 30, 2019 and recorded a $6.5 million contract liability as of June 30, 2019, related to the partially unsatisfied performance obligation.

DSM Agreements

On April 16, 2019, the Company assigned to DSM, and DSM assumed, all of the Company’s rights and obligations under the December 2017 DSM Value Sharing Agreement, as amended, for aggregate consideration to the Company of $57.0 million, which included $7.4 million of the third and final annual royalty payment due under the original agreement received on March 29, 2019 (see Note 10, "Revenue Recognition" in Part II, Item 8 of the 2018 Form 10-K/A). On April 16, 2019, the Company received net cash of $21.7 million, with the remaining $27.9 million used by the Company to offset past due trade payables (including interest) under the 2017 Supply Agreement, obligation under the November 2018 Securities Purchase Agreement, and manufacturing capacity fees under the provisions of Amendment No. 1 to the 2017 Supply Agreement (see Note 11, "Related Party Transactions" in Part II, Item 8 of the 2018 Form 10-K/A). The original Value Sharing Agreement was accounted for as a single performance obligation in connection with a license with fixed and determinable consideration and variable consideration that was accounted for pursuant to the sales-based royalty scope exception. The April 16, 2019 assignment of the Value Sharing Agreement was accounted for as a contract modification under ASC 606, that resulted in additional fixed and determinable consideration of $37.1 million and variable consideration of $12.5 million. The effect of the contract modification on the transaction price, and on the Company’s measure of progress toward complete satisfaction of the performance obligation, was recognized as an adjustment to revenue at the date of the contract modification on a cumulative catch-up basis. As a result, the Company recognized $37.1 million of licenses and royalties revenue in the three and six months ended June 30, 2019, due to fully satisfying the performance obligation. The $12.5 million of prepaid variable consideration is recorded as a refund liability in other noncurrent liabilities, to be reduced as subsequent sales of products occur under the original license. The Company also recognized $3.6 million of previously deferred revenue under the December 2017 DSM Value Sharing Agreement, as the remaining underlying performance obligation was fully satisfied through the April 16, 2019 assignment of the Value Sharing Agreement to DSM.

In addition, on April 16, 2019 the Company and DSM entered into amendments to the 2017 Supply Agreement and the 2017 Performance Agreement, as well as the Quota Purchase Agreement relating to the December 2017 sale of Amyris Brasil to DSM (see Note 10, “Revenue Recognition” and Note 13, “Divestiture” in Part II, Item 8 of the 2018 Form 10-K/A), pursuant to which (i) DSM agreed to reduce certain manufacturing costs and fees paid by the Company related to the production of farnesene under the Supply Agreement through 2021, as well as remove the priority of certain customers over the Company with respect to production capacity at the Brotas, Brazil facility, (ii) the Company agreed to provide DSM rights to conduct certain process and downstream recovery improvements under the Performance Agreement at facilities other than the Brotas, Brazil facility in exchange for DSM providing the Company with a license to such improvements and (iii) the Company released DSM from its obligation to provide manufacturing and support services under the Quota Purchase Agreement in connection with the Company’s planned new manufacturing facility, which is no longer to be located at the Brotas, Brazil location.

In connection with the significant revenue agreements discussed above and others previously disclosed (see Note 10, “Revenue Recognition” in Part II, Item 8 of the 2018 Form 10-K/A), the Company recognized the following revenues for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,
(In thousands)	2019				2018
	Renewable Products	Licenses and Royalties	Grants and Collaborations	Total	Renewable Products	Licenses and Royalties	Grants and Collaborations	Total
DSM - related party	$–	$40,682	$2,646	$43,328	$–	$(513)	$1,737	$1,224
Givaudan	1,240	–	–	1,240	2,109	–	1,358	3,467
Firmenich	–	282	277	559	–	–	1,219	1,219
DARPA	–	–	2,721	2,721	–	–	4,191	4,191
Subtotal revenue from significant revenue agreements	1,240	40,964	5,644	47,848	2,109	(513)	8,505	10,101
Revenue from all other customers	10,880	–	3,966	14,846	4,524	–	434	4,958
Total revenue from all customers	$12,120	$40,964	$9,610	$62,694	$6,633	$(513)	$8,939	$15,059

	Six Months Ended June 30,
(In thousands)	2019				2018
	Renewable Products	Licenses and Royalties	Grants and Collaborations	Total	Renewable Products	Licenses and Royalties	Grants and Collaborations	Total
DSM - related party	$2	$40,302	$3,042	$43,346	$–	$7,405	$2,470	$9,875
Givaudan	2,815	–	–	2,815	3,184	–	2,859	6,043
Firmenich	1,891	780	1,005	3,676	207	37	2,486	2,730
DARPA	–	–	2,909	2,909	–	–	5,038	5,038
Subtotal revenue from significant revenue agreements	4,708	41,082	6,956	52,746	3,391	7,442	12,853	23,686
Revenue from all other customers	19,296	–	5,026	24,322	8,437	–	795	9,232
Total revenue from all customers	$24,004	$41,082	$11,982	$77,068	$11,828	$7,442	$13,648	$32,918

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

Contract Balances

The following table provides information about accounts receivable, contract liabilities and refund liability from contracts with customers:

(In thousands)	June 30, 2019	December 31, 2018
Accounts receivable, net	$15,805	$16,003
Accounts receivable - related party, net	$3,696	$1,349
Accounts receivable, unbilled - related party	$–	$8,021
Accounts receivable, unbilled, noncurrent - related party	$1,203	$1,203
Contract liabilities, current	$12,737	$8,236
Contract liabilities, noncurrent(1)	$1,449	$1,587
Refund liability	$12,500	$–

(1)     As of June 30, 2019 and December 31, 2018, contract liabilities, noncurrent is presented in Other noncurrent liabilities in the condensed consolidated balance sheets.

Unbilled receivables, noncurrent at both balance sheet dates relate to the Company’s right to consideration from DSM for performance fees. The Company’s right to cash receipt for these minimum royalty amounts occurs on or before December 31, 2019. From December 31, 2018 to June 30, 2019, the combination of current and noncurrent unbilled receivables decreased by $2.1 million as the result of invoices issued to DSM during the period. An $8.0 unbilled accounts receivable was originally due on December 31, 2019 but was paid early by DSM. The $0.6 million difference between the original amount due and the $7.4 million cash payment was recorded as a $0.4 million reduction of value share revenue during the quarter and a $0.2 million charge to interest expense.

Remaining Performance Obligations

The following table provides information regarding the estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) based on the Company's existing agreements with customers as of June 30, 2019.

(In thousands)	As of June 30, 2019
Remaining 2019	$17,680
2020	38,508
2021	31,172
2022 and thereafter	–
Total from all customers	$87,360

In accordance with the disclosure provisions of ASC 606, the table above excludes estimated future revenues for performance obligations that are part of a contract that has an original expected duration of one year or less or a performance obligation with variable consideration that is recognized using the sales-based royalty exception for licenses of intellectual property. Additionally, approximately $232.6 million of estimated future revenue is excluded from the table above, as that amount represents constrained variable consideration.

10. Related Party Transactions

Related Party Debt

See Note 4, "Debt" above for related party debt as of June 30, 2019 and December 31, 2018.

Related Party Accounts Receivable and Unbilled Receivables

Related party accounts receivable and unbilled receivables as of June 30, 2019 and December 31, 2018 were as follows:

(In thousands)	June 30, 2019	December 31, 2018
Accounts receivable:
DSM	$3,696	$1,071
Novvi	–	188
Total	–	90
	$3,696	$1,349
Accounts receivable, unbilled, current:
DSM	$–	$8,021
Accounts receivable, unbilled, noncurrent:
DSM	$1,203	$1,203

Related Party Joint Ventures

The Company holds a 50% interest in the Aprinnova joint venture for business-to-business sales of cosmetic ingredients. This joint venture is consolidated in the accompanying condensed consolidated financial statements.

11. Stock-based Compensation

The Company’s stock option activity and related information for the six months ended June 30, 2019 was as follows:

	Quantity of Stock Options	Weighted- average Exercise Price	Weighted-average Remaining Contractual Life, in Years	Aggregate Intrinsic Value, in Thousands
Outstanding - December 31, 2018	5,390,270	$11.55	8.5	$29
Granted	270,633	$3.67
Exercised	(3,612)	$3.68
Forfeited or expired	(121,753)	$10.39
Outstanding - June 30, 2019	5,535,538	$11.19	8.2	$141
Vested or expected to vest after June 30, 2019	4,953,402	$11.91	8.1	$132
Exercisable at June 30, 2019	1,202,809	$32.99	6.0	$29

The Company’s restricted stock units (RSUs) activity and related information for the six months ended June 30, 2019 was as follows:

	Quantity of Restricted Stock Units	Weighted- average Grant- date Fair Value	Weighted- average Remaining Contractual Life, in Years
Outstanding - December 31, 2018	5,294,803	$5.50	1.7
Awarded	1,148,866	$3.73
RSUs released	(868,975)	$5.76
RSUs forfeited	(289,952)	$5.62
Outstanding - June 30, 2019	5,284,742	$5.06	1.6
Vested or expected to vest after June 30, 2019	4,913,990	$5.07	1.5

Stock-based compensation expense related to employee and non-employee options, RSUs and ESPP during the three and six months ended June 30, 2019 and 2018 was allocated to research and development expense and sales, general and administrative expense as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2019	2018	2019	2018
Research and development	$676	$333	$1,339	$696
Sales, general and administrative	2,699	1,567	5,488	2,482
Total stock-based compensation expense	$3,375	$1,900	$6,827	$3,178

As of June 30, 2019, there was unrecognized compensation expense of $28.9 million related to stock options and RSUs. The Company expects to recognize this expense over a weighted-average period of 2.9 years.

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

Foris Credit Agreements

On July 10, 2019, the Company and Foris entered into a credit agreement to make available to the Company an unsecured credit facility in an aggregate principal amount of $16.0 million (the July Foris Credit Agreement), of which the Company borrowed $8.0 million on July 10, 2019 and $8.0 million on July 26, 2019 and issued to Foris promissory notes, each in the principal amount of $8.0 million, on such dates (the July Foris Notes). The July Foris Notes (i) accrue interest at a rate of 12.5% per annum from and including the respective date of issuance, which interest is payable on the maturity date or the earlier repayment or other satisfaction of the applicable July Foris Note, and (ii) mature on December 31, 2019. In connection with the entry into the July Foris Credit Agreement, the Company and Foris amended the warrant issued to Foris on August 17, 2018 (see Note 7, “Stockholders’ Deficit” in Part II, Item 8 of the 2018 Form 10-K/A) to reduce the exercise price of such warrant from $7.52 per share to $2.87 per share.

The Company may at its option repay the amounts outstanding under the July Foris Notes before their respective maturity dates, in whole or in part, at a price equal to 100% of the amount being repaid plus, accrued and unpaid interest on such amount to the date of repayment.

On August 14, 2019, the April Foris Note (see Note 4, “Debt”), the June Foris Note (see Note 4, “Debt”) and the July Foris Notes were added to the loans under the LSA, made subject to the LSA and secured by the security interest in the collateral granted to Foris under the LSA, and such notes were canceled in connection therewith. See below under “LSA Amendments and Waivers” for additional information.

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

Also, on August 28, 2019 in connection with the entry into the August Foris Credit Agreement, the Company and Foris amended the warrant issued to Foris on April 26, 2019 (see Note 6, “Stockholders’ Deficit”) to reduce the exercise price of such warrant from $5.12 per share to $3.90 per share, and amended the warrant issued to Foris on May 14, 2019 (see Note 6, “Stockholders’ Deficit”) to reduce the exercise price of such warrant from $4.56 per share to $3.90 per share.

Exchanges of 6% Convertible Notes due 2021

On July 24, 2019, Company further exchanged $53.3 million principal amount of the previously-exchanged 6% Convertible Senior Notes due 2021 (see Note 4, “Debt”), as well as the warrant to purchase up to 2,000,000 shares of common stock issued on May 15, 2019, for a new senior convertible note with a principal amount of $68.3 million (the Second Exchange Note) and a new warrant to purchase up to 2,000,000 shares of common stock at an exercise price of $2.87 per share, with an exercise term of two years from May 15, 2019 (the Second Exchange Warrant) in a private exchange pursuant to the exemption from registration under Section 3(a)(9) of the Securities Act. The Second Exchange Note and Second Exchange Warrant have substantially similar terms as the note and warrant, respectively, issued on May 15, 2019, except that (i) the principal amount of the Second Exchange Note would be $68.3 million, reflecting accrued and unpaid interest and late charges under the exchanged note and a 25% premium accruing as a result of the Company’s failure to make an installment payment on the exchanged note due July 1, 2019 in the amount of $6.4 million, provided that upon an event of default under the Second Exchange Note, the Company would not be required to redeem the Second Exchange Note in cash at a price greater than the intrinsic value of the shares of common stock underlying the Second Exchange Note, (ii) the Second Exchange Note bears interest at a rate of 18% per annum, (iii) the holder agreed to extend its waiver of certain covenant breaches relating to the failure by the Company to timely file periodic reports with the SEC from July 22, 2019 to September 16, 2019, (iv) the first installment date under the Second Exchange Note will occur on October 1, 2019, (v) the Company is required to (A) make principal payments on the Second Exchange Note in the amount of $3.2 million on each of August 2, 2019 and August 22, 2019, and (B) pay all remaining amounts then outstanding under the Second Exchange Note on September 16, 2019, and if the Company fails to make any such payment on the applicable payment date, the conversion price of the Second Exchange Note will be reset to the volume-weighted average price of the common stock on the trading day immediately following the Company’s filing of a Current Report on Form 8-K with respect to its failure to make the payment due on September 16, 2019, if such volume-weighted average price is lower than the conversion price of the Second Exchange Note then in effect, subject to a price floor and (vi) the Second Exchange Warrant has an exercise price of $2.87 per share.

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

Nikko Loan Agreement

On July 29, 2019, the Company and Nikko Chemicals Co., Ltd. (Nikko) entered into a loan agreement (the Nikko Loan Agreement) to make available to the Company secured loans in an aggregate principal amount of $5.0 million, to be issued in separate installments of $3.0 million and $2.0 million, respectively, with each installment being subject to certain closing conditions, including the entry into certain commercial agreements and other arrangements relating to the Aprinnova JV (see Note 11, “Related Party Transactions” in Part II, Item 8 of the 2018 Form 10-K/A). On July 30, 2019, the Company borrowed the first installment of $3.0 million under the Nikko Loan Agreement and received net cash proceeds of $2.8 million, with the remaining $0.2 million being withheld by Nikko as prepayment of the interest payable on such loan through the maturity date. On August 8, 2019, the Company borrowed the remaining $2.0 million available under the Nikko Loan Agreement and received net cash proceeds of $1.9 million, with the remaining $0.1 million being withheld by Nikko as prepayment of the interest payable on such loan through the maturity date. The loans (i) mature on December 18, 2020, (ii) accrue interest at a rate of 5% per annum from and including the applicable loan date through the maturity date, which interest is required to be prepaid in full on the date of the applicable loan, and (iii) are secured by a first-priority lien on 12.8% of the Aprinnova JV interests owned by the Company.

Aprinnova Working Capital Loan

Effective July 31, 2019, the Company and Nikko agreed to extend the term of the Second Aprinnova Note (see Note 5, “Debt” in the 2018 Form 10-K/A) from August 1, 2019 to August 1, 2020.

LSA Amendments and Waivers

On August 14, 2019, the Company and Foris entered into an Amendment No. 5 and Waiver to the LSA (the LSA Amendment and Waiver), pursuant to which (i) the maturity date of the loans under the LSA was extended from July 1, 2021 to July 1, 2022, (ii) the interest rate for the loans under the LSA was modified from the sum of (A) the greater of (x) the prime rate as reported in the Wall Street Journal or (y) 4.75% plus (B) 9% to the greater of (A) 12% or (B) the rate of interest payable with respect to any indebtedness of the Company, (iii) the amortization of the loans under the LSA was delayed until December 16, 2019, (iv) certain accrued and future interest and agency fee payments under the LSA were delayed until December 16, 2019, (v) certain covenants under the LSA, including related definitions, were amended to provide the Company with greater operational and financial flexibility, including, without limitation, to permit the incurrence of the indebtedness under the Naxyris Loan Facility (as described below) and the granting of liens with respect thereto, subject to the terms of an intercreditor agreement between Foris and Naxyris S.A. (Naxyris) governing the respective rights of the parties with respect to, among other things, the assets securing the Naxyris Loan Agreement and the LSA (the Intercreditor Agreement), (vi) certain outstanding unsecured promissory notes issued by the Company to Foris on April 8, 2019, June 11, 2019, July 10, 2019 and July 26, 2019 (as described below under “Foris Credit Agreements”), in an aggregate principal amount of $32.5 million, as well as the Company LSA Obligation, were added to the loans under the LSA, made subject to the LSA and secured by the security interest in the collateral granted to Foris under the LSA, and such promissory notes and contractual obligation were canceled in connection therewith, and (vii) Foris agreed to waive certain existing defaults under the LSA. After giving effect to the LSA Amendment and Waiver, there is $71.0 million aggregate principal amount of loans outstanding under the LSA, including with respect to covenants related to quarterly minimum revenues, minimum liquidity amounts and a minimum asset coverage ratio. In connection with the entry into the LSA Amendment and Waiver, on August 14, 2019 the Company issued to Foris a warrant to purchase up to 1,438,829 shares of Common Stock at an exercise price of $2.87 per share, with an exercise term of two years from issuance. Pursuant to the terms of the warrant, Foris may not exercise the Foris Warrant to the extent that, after giving effect to such exercise, Foris, together with its affiliates, would beneficially own in excess of 19.99% of the number of shares of common stock outstanding after giving effect to such exercise, unless the Company has obtained stockholder approval to exceed such limit in accordance with Nasdaq rules and regulations, which the Company intends to seek at its 2019 annual meeting of stockholders.

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

The obligations of the Company under the Naxyris Loan Facility are (i) guaranteed by the Subsidiary Guarantors and (ii) secured by a perfected security interest in substantially all of the assets of the Company and the Subsidiary Guarantors (the Collateral), junior in payment priority to Foris subject to certain limitations and exceptions, as well as the terms of the Intercreditor Agreement (as defined above).

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

DSM Credit Agreements

On September 17, 2019, the Company and DSM entered into a credit agreement (the “2019 DSM Credit Agreement”) to make available to the Company a secured credit facility in an aggregate principal amount of $8.0 million, to be issued in separate installments of $3.0 million, $3.0 million and $2.0 million, respectively, with each installment being subject to certain closing conditions, including the payment of certain existing obligations of the Company to DSM. On September 17, 2019, the Company borrowed the first installment of $3.0 million under the 2019 DSM Credit Agreement, all of which proceeds were used to pay certain existing obligations of the Company to DSM, and issued to DSM a promissory note in the principal amount of $3.0 million. On September 19, 2019, the Company borrowed the second installment of $3.0 million under the 2019 DSM Credit Agreement, all of which proceeds were used to pay certain existing obligations of the Company to DSM, and issued to DSM a promissory note in the principal amount of $3.0 million. On September 23, 2019, the Company borrowed the final installment of $2.0 million under the 2019 DSM Credit Agreement, $1.5 million of which proceeds were used to pay certain existing obligations of the Company to DSM, and issued to DSM a promissory note in the principal amount of $2.0 million. The promissory notes issued under the 2019 DSM Credit Agreement (i) mature on August 7, 2022, (ii) accrue interest at a rate of 12.5% per annum from and including the applicable date of issuance, which interest is payable quarterly in arrears on each January 1, April 1, July 1 and October 1, beginning January 1, 2020, and (iii) are secured by a first-priority lien on certain Company intellectual property licensed to DSM. The Company may at its option repay the amounts outstanding under the 2019 DSM Credit Agreement before the maturity date, in whole or in part, at a price equal to 100% of the amount being repaid plus accrued and unpaid interest on such amount to the date of repayment. In addition, the Company is required to repay the amounts outstanding under the 2019 DSM Credit Agreement (i) in an amount equal to the gross cash proceeds, if any, received by the Company upon the exercise by DSM of any of the common stock purchase warrants issued by the Company to DSM on May 11, 2017 or August 7, 2017 (see Note 7, “Stockholders’ Deficit” in Part II, Item 8 of the 2018 Form 10-K/A) and (ii) in full upon the request of DSM at any time following the receipt by the Company of at least $50.0 million of gross cash proceeds from one or more sales of equity securities of the Company on or prior to June 30, 2020.

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

Overview and Recent Developments

Amyris, Inc. (the Company, Amyris, we, us or our) is a leading industrial biotechnology company that applies its technology platform to engineer, manufacture and sell high performance, natural, sustainably-sourced products into the Health & Wellness, Clean Beauty, and Flavor & Fragrance markets. Our proven technology platform enables us to rapidly engineer microbes and use them as catalysts to metabolize renewable, plant-sourced sugars into large volume, high-value ingredients. Our biotechnology platform and industrial fermentation process replace existing complex and expensive manufacturing processes. We have successfully used our technology to develop and produce nine distinct molecules at commercial volumes, leading to more than 15 commercial ingredients used by thousands of leading global brands.

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

We have invested over $600 million in infrastructure and technology to create microbes that produce molecules from sugar or other feedstocks at commercial scale. This platform has been used to design, build, optimize and upscale strains producing nine distinct molecules at commercial volumes, leading to more than 15 commercial ingredients used by thousands of leading global brands. Our time to market for molecules has decreased from seven years to less than a year for our most recent molecule, mainly due to our ability to leverage the technology platform we have built.

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

All of our non-government partnerships include commercial terms for the supply of molecules we successfully upscale and produce at commercial volumes. The first molecule to generate revenue for us outside of farnesene was a fragrance molecule launched in 2015. Since the launch, the product has continued to grow in sales year over year. In 2016, we launched our second fragrance molecule and in 2017, we launched our third fragrance molecule as well as our first cosmetic active ingredient. Our partners for these molecules are indicating continued strong growth due to their cost advantaged position, high purity and sustainable production method. We are continuing to identify new opportunities to apply our technology and deliver sustainable access to key molecules. As a result, we have a pipeline that we believe can deliver two to three new molecules each year over the coming years with a flavor ingredient, a cosmetic active ingredient and a fragrance molecule. In 2019, we are commercially producing and shipping our Reb M product that we believe is a superior sweetener and sugar replacement for food and beverages.

As part of the DSM acquisition in 2017 of our farnesene for Vitamin E business, we would receive a royalty payment on certain sales by Nenter & Co., Inc. of Vitamin E utilizing farnesene produced and sold by DSM from our technology. In addition, DSM would be obligated to pay us minimum royalties totaling $18.1 million for 2019 and 2020, of which we received $9.3 million as a discounted accelerated payment (from an original payment amount of $10.0 million) during 2018. In April 2019, we assigned the right to receive such royalty payments to DSM for total consideration of $57 million, which included $7.4 million for early payment of the third and final annual royalty payment due under the original agrement. See Note 9, "Revenue Recognition", in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.

We have several other collaboration molecules in our development pipeline with partners including DSM, Givaudan and Firmenich that we expect will contribute revenues from product sales and royalties (previously referred to as value share) if and when they are commercialized.

Critical Accounting Policies and Estimates

Management's discussion and analysis of results of operations and financial condition are based on our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. (U.S. GAAP). We believe that the critical accounting policies described in this section are those that significantly impact our financial condition and results of operations and require the most difficult, subjective or complex judgements, often as a result of the need to make estimates about the effects of matters that are inherently uncertain. Because of this uncertainty, actual results may vary from these estimates.

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

For more information about our critical accounting estimates and policies, see Note 1, "Basis of Presentation and Summary of Significant Accounting Policies" in Part I, Item 1 of this Quarterly Report on Form 10-Q and in Part II, Item 8 of the 2018 Form 10-K/A.

Results of Operations

Revenue

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2019	2018	2019	2018
Revenue
Renewable products	$12,120	$6,633	$24,004	$11,828
Licenses and royalties	40,964	(513)	41,082	7,442
Grants and collaborations	9,610	8,939	11,982	13,648
Total revenue	$62,694	$15,059	$77,068	$32,918

Three Months Ended June 30, 2019 and 2018

Total revenue increased by 316% to $62.7 million for the three months ended June 30, 2019 compared to the same period in 2018. The increase was primarily due to a $41.5 million increase in licenses and royalties revenue and a $5.5 million increase in renewable products revenue.

Renewable products revenue increased by 83% to $12.1 million for the three months ended June 30, 2019 compared to the same period in 2018, with increases among all renewable products, led by RebM, Squalene and Biossance.

Licenses and royalties revenue increased to $41.0 million for the three months ended June 30, 2019 compared to the same period in 2018, primarily due to $40.7 million of royalty revenue from DSM related to the assignment of the December 2017 DSM Value Sharing Agreement (see Note 9, “Revenue Recognition” in Part I, Item 1 of this Quarterly Report on Form 10-Q) during the current period, as compared to negative $0.5 million from DSM during the prior year period. The negative revenue in the three months ended June 30, 2018 reflects an early payment discount taken during that period.

Grants and collaborations revenue increased by 8% to $9.6 million for the three months ended June 30, 2019 compared to the same period in 2018, primarily due to collaboration revenue from Lavvan, partially offset by decreases from other collaboration partners.

Six Months Ended June 30, 2019 and 2018

Total revenue increased by 134% to $77.1 million for the six months ended June 30, 2019 compared to the same period in 2018. The increase was primarily due to a $33.6 million increase in licenses and royalties revenue and a $12.2 million increase in renewable products revenue.

Renewable products revenue increased by 103% to $24.0 million for the six months ended June 30, 2019 compared to the same period in 2018, with increases among all renewable products, led by RebM, Squalene and Biossance.

Licenses and royalties revenue increased to $41.1 million for the six months ended June 30, 2019 compared to the same period in 2018, primarily due to $40.7 million of royalty revenue from DSM related to the assignment of the December 2017 DSM Value Sharing Agreement (see Note 9, “Revenue Recognition” in Part I, Item 1 of this Quarterly Report on Form 10-Q) during the current period, as compared to negative $0.5 million during the prior year period.

Grants and collaborations revenue decreased by 12% to $12.0 million for the six months ended June 30, 2019 compared to the same period in 2018, primarily due to decreases in revenue from DARPA as our program with them winds down and Givaudan, partially offset by first-time revenue from Lavvan.

Costs and Operating Expenses

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2019	2018	2019	2018
Cost and operating expenses
Cost of products sold	$15,121	$6,534	$32,828	$11,849
Research and development	19,222	15,669	37,061	33,494
Sales, general and administrative	30,862	19,454	59,115	37,554
Total cost and operating expenses	$65,205	$41,657	$129,004	$82,897

Cost of Products Sold

Cost of products sold includes the raw materials, labor and overhead, amounts paid to contract manufacturers, inventory write-downs, and costs related to production scale-up. Because of our product mix, our overall cost of products sold does not necessarily increase or decrease proportionately with changes in our renewable product revenues.

Three Months Ended June 30, 2019 and 2018

Cost of products sold increased by 131% to $15.1 million for the three months ended June 30, 2019, compared to the same period in 2018, primarily due to costs associated with ramping up our RebM sweetener product, which we began shipping in late 2018. The remainder of the increase was due to an increase in volume of products sold.

Six Months Ended June 30, 2019 and 2018

Cost of products sold increased by 177% to $32.8 million for the six months ended June 30, 2019, compared to the same period in 2018, primarily due to costs associated with ramping up our RebM sweetener product, which we began shipping in late 2018. The remainder of the increase was due to an increase in volume of products sold.

Research and Development Expenses

Three Months Ended June 30, 2019 and 2018

Research and development expenses increased by 23% to $19.2 million for the three months ended June 30, 2019, compared to the same period in 2018, primarily due to increases in employee compensation and equipment rental costs, and a decrease in capitalization of labor costs.

Six Months Ended June 30, 2019 and 2018

Research and development expenses increased by 11% to $37.1 million for the six months ended June 30, 2019, compared to the same period in 2018, primarily due to an increase in employee compensation and a decrease in capitalization of labor costs.

Sales, General and Administrative Expenses

Three Months Ended June 30, 2019 and 2018

Sales, general and administrative expenses increased by 59% to $30.9 million for the three months ended June 30, 2019, compared to the same period in 2018, primarily due to increases in employee compensation, outside services, audit fees and new product marketing costs. The increase in employee compensation was driven by increased head count, the timing of changes in our compensation plan for most non-executive level employees, and increased stock-based compensation related to increased head count.

Six Months Ended June 30, 2019 and 2018

Sales, general and administrative expenses increased by 57% to $59.1 million for the six months ended June 30, 2019, compared to the same period in 2018, primarily due to increases in employee compensation, outside services, audit fees and new product marketing costs. The increase in employee compensation was driven by increased head count, the timing of changes in our compensation plan for most non-executive level employees, and increased stock-based compensation related to increased head count.

Other (Expense) Income, Net

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2019	2018	2019	2018
Other income (expense):
Loss on divestiture	$–	$–	$–	$(1,778)
Interest expense	(15,217)	(9,580)	(27,751)	(19,558)
(Loss) gain from change in fair value of derivative instruments	–	21,990	(2,039)	(36,367)
Loss from change in fair value of debt	(14,444)	–	(16,574)	–
Loss upon extinguishment of debt	(5,875)	(26)	(5,875)	(26)
Other income (expense), net	(41)	(168)	(156)	524
Total other income (expense), net	$(35,577)	$12,216	$(52,395)	$(57,205)

Three Months Ended June 30, 2019 and 2018

Total other expense, net was $35.6 million for the three months ended June 30, 2019, compared to total other income, net of $12.2 million for the same period in 2018. The $47.8 million change was primarily due to a $22.0 million decrease in gain from change in fair value of derivative instruments, a $14.4 million loss from change in fair value of debt, a $5.8 million increase in loss upon extinguishment of debt, and a $5.6 million increase in interest expense. The decrease in gain from change in fair value of derivative instruments was due to the extinguishment of certain equity-related derivatives in the second and third quarter of 2018, which no longer impact the 2019 quarters, and in part, as the result of adopting ASU 2017-11, "Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): Accounting for Certain Financial Instruments with Down Round Features" which eliminated the need to record a derivative liability for equity instruments with down-round anti-dilution provisions. See Note 1, "Basis of Presentation and Summary of Significant Accounting Policies" and Note 3, "Fair Value Measurement" in Part I, Item 1 of this Quarterly Report on Form 10-Q for a discussion of the adoption impact to our condensed consolidated financial statements.

Six Months Ended June 30, 2019 and 2018

Total other expense, net was $52.4 million for the six months ended June 30, 2019, compared to total other expense, net of $57.2 million for the same period in 2018. The $4.8 million decrease was primarily due to a $34.3 million decrease in loss from change in fair value of derivative instruments, partly offset by a $16.6 million loss from change in fair value of debt in 2019, a $8.2 million increase in interest expense, and a $5.8 million increase in loss upon extinguishment of debt. The decrease in loss from change in fair value of derivative instruments was due to the extinguishment of certain equity-related derivatives in the second and third quarter of 2018, which no longer impact the 2019 quarters, and in part, as the result of adopting ASU 2017-11, as described in the previous paragraph.

Provision for Income Taxes

Three and Six Months Ended June 30, 2019 and 2018

For the three and six months ended June 30, 2019 and 2018, we recorded $0 provisions for income taxes.

Liquidity and Capital Resources

(In thousands)	June 30, 2019	December 31, 2018
Working capital deficit, excluding cash and cash equivalents	$(143,691)	$(119,521)
Cash and cash equivalents	$940	$45,353
Debt and capital lease obligations	$195,877	$210,376
Accumulated deficit	$(1,617,217)	$(1,521,417)

	Six Months Ended June 30,
(In thousands)	2019	2018
Net cash (used in) provided by:
Operating activities	$(58,257)	$(54,488)
Investing activities	$(5,951)	$(4,364)
Financing activities	$20,054	$14,773

Liquidity. We have incurred significant operating losses since our inception, and we expect to continue to incur losses and negative cash flows from operations through at least the next 12 months following issuance of the condensed consolidated financial statements. As of June 30, 2019, we had negative working capital, excluding cash and cash equivalents and short-term investments, of $143.7 million, (compared to negative working capital (excluding cash) of $119.5 million as of December 31, 2018), an accumulated deficit of $1.6 billion, and cash and cash equivalents of $0.9 million (compared to $45.4 million as of December 31, 2018).

As of June 30, 2019, our debt (including related party debt), net of deferred discount and issuance costs of $13.1 million, totaled $168.7 million, of which $107.6 million is classified as current. Our debt agreements contain various covenants, including certain restrictions on our business that could cause us to be at risk of defaults, such as restrictions on additional indebtedness and cross-default clauses. A failure to comply with the covenants, or cure non-compliance or obtain waivers for covenants violations, and other provisions of our debt instruments, including any failure to make a payment when required, would generally result in events of default under such instruments, which could permit acceleration of such indebtedness. If such indebtedness is accelerated, it would generally also constitute an event of default under our other outstanding indebtedness, permitting acceleration of a substantial portion of our outstanding indebtedness.

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

Our condensed consolidated financial statements as of and for the three and six months ended June 30, 2019 have been prepared on the basis that we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. Due to the factors described above, there is substantial doubt about our ability to continue as a going concern within one year after the date that these condensed consolidated financial statements are issued. Our ability to continue as a going concern will depend, in large part, on our ability to extend existing debt maturities by restructuring a majority of our convertible debt, which is uncertain and outside management's control. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty, which could have a material adverse effect on our financial condition. In addition, if we are unable to continue as a going concern, we may be unable to meet our obligations under our existing debt facilities, which could result in an acceleration of our obligation to repay all amounts outstanding under those facilities, and we may be forced to liquidate our assets. In such a scenario, the values we receive for our assets in liquidation or dissolution could be significantly lower than the values reflected in our financial statements.

Our operating plan for the next 12 months contemplates a significant reduction in our net operating cash outflows as compared to the year ended December 31, 2018, resulting from (i) revenue growth from sales of existing and new products with positive gross margins, (ii) significantly increased cash inflows from grants and collaborations, and (iii) reduced production costs as a result of manufacturing and technical developments. Finally, by mid-2020, we plan to obtain project financing for construction of a new production facility in Brazil. If we are unable to complete these actions, we expect to be unable to meet our operating cash flow needs and our obligations under our existing debt facilities.

If we are unable to generate sufficient cash contributions from product sales, licenses and royalties, and payments from existing and new collaboration partners, and new financing commitments due to contractual restrictions and covenants, we will need to obtain additional funding from equity or debt financings, which may not occur in a timely manner or on reasonable terms, if at all, agree to burdensome covenants, grant further security interests in our assets, enter into collaboration and licensing arrangements that require us to relinquish commercial rights, or grant licenses on terms that are not favorable.

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

Cash Flows during the Six Months Ended June 30, 2019 and 2018

Cash Flows from Operating Activities

Our primary uses of cash from operating activities are costs related to the production and sale of our products and personnel-related expenditures, offset by cash received from renewable product sales, licenses and royalties, and grants and collaborations.

For the six months ended June 30, 2019, net cash used in operating activities was $58.3 million, consisting primarily of a $38.1 million net loss, partially offset by $51.0 million of favorable non-cash adjustments that were primarily comprised of $7.3 million of debt discount amortization, $6.8 million of stock-based compensation and a $16.6 million loss on change in fair value of debt. Additionally, there was a $4.9 million increase in working capital.

For the six months ended June 30, 2018, net cash used in operating activities was $54.5 million, consisting of a $107.2 million net loss, $67.6 million of favorable non-cash adjustments and a $0.1 million increase in working capital. The non-cash adjustments were primarily comprised of a $36.4 million loss from change in fair value of derivative liabilities and $8.2 million of debt discount amortization.

Cash Flows from Investing Activities

For the six months ended June 30, 2019 and June 30, 2018, net cash used in investing activities was $6.0 million, and $4.2 million, respectively, comprised of property, plant and equipment purchases.

Cash Flows from Financing Activities

For the six months ended June 30, 2019, net cash provided by financing activities was $20.1 million, primarily comprised of $54.1 million of net proceeds from common stock issuances and $18.6 million of net proceeds from debt issuances, offset by $52.1 million of debt principal payments.

For the six months ended June 30, 2018, net cash provided by financing activities was $14.8 million, primarily comprised of $36.1 million of proceeds from issuance of debt, net of issuance costs, and $14.5 million proceeds from issuance of warrants, offset by $37.0 million of debt principal payments.

Off-Balance Sheet Arrangements

June 30, 2019, we did not have any material off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

Contractual Obligations

The following is a summary of our contractual obligations as of June 30, 2019:

Payable by year ending December 31, (In thousands)	Total	2019	2020	2021	2022	2023	Thereafter
Principal payments on debt	$182,098	$107,744	$3,951	$55,868	$12,281	$293	$1,961
Interest payments on debt (1)	35,042	11,499	12,588	9,372	1,170	106	307
Financing and operating leases	35,783	8,262	9,859	7,228	7,400	3,034	-
Manufacturing reservation fee	6,893	6,893	-	-	-	-	-
Partnership payment obligation	11,906	3,175	3,175	3,175	2,381	-	-
Inducement fee	4,585	2,745	1,840	-	-	-	-
Total	$276,307	$140,318	$31,413	$75,643	$23,232	$3,433	$2,268

____________________

(1)	Does not include any obligations related to make-whole interest or down-round provisions. Fixed and variable interest rates are described in Note 5, "Debt" in Part II, Item 8 of this Annual Report on Form 10-K/A. Future interest payments shown above for variable-rate debt instruments are measured on the basis of interest rates for such instruments as of June 30, 2019. The fixed interest rates are more fully described in Note 5, "Debt" in Part II, Item 8 of the 2018 10-K/A.

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

Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of June 30, 2019. This conclusion was based on the material weaknesses in our internal control over financial reporting described in Part II, Item 9A, “Controls and Procedures” of our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2018 (the 2018 Form 10-K/A). The material weaknesses have not been remediated as of June 30, 2019.

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

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended June 30, 2019, there were no changes in our internal control over financial reporting during the fiscal quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

See Note 4, “Debt” and Note 6, “Stockholders’ Deficit” in Part I, Item 1 of this Quarterly Report on Form 10-Q for information regarding unregistered sales of equity securities during the three months ended June 30, 2019.

No underwriters or agents were involved in the issuance or sale of such securities. The securities were issued in private placements pursuant to the exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended (the Securities Act) and Regulation D promulgated under the Securities Act or in private exchanges pursuant to the exemption from registration under Section 3(a)(9) of the Securities Act. The investors participating in the offerings or exchanges acquired the applicable securities for investment purposes only and without intent to resell, were able to fend for themselves in these transactions, and are accredited investors as defined in Rule 501 of Regulation D promulgated under Section 3(b) of the Securities Act. These purchasers had adequate access, through their relationships with us, to information about us.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

During the three months ended June 30, 2019, we failed to make required interest payments under the November 2017 Ginkgo Note and the LSA (see Note 5, “Debt” in Part II, Item 8 of the 2018 Form 10-K/A and Note 4, “Debt” and Note 12, “Subsequent Events” in Part I, Item 1 of this Quarterly Report on Form 10-Q), in each case which defaults were not cured within 30 days. The total amounts of such defaults were, in respect of interest under the November 2017 Ginkgo Note, $0.2 million and, in respect of interest under the LSA, $0.9 million. On August 14, 2019, we received an extension for such interest payments under the LSA until December 16, 2019; see Note 12, “Subsequent Events” in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information. On September 29, 2019, we received an extension for such interest payments under the November 2017 Ginkgo Note until December 15, 2019; see Note 12, “Subsequent Events” in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Description
2.01	Amendment No. 2, dated April 16, 2019, to the Quota Purchase Agreement, dated November 17, 2017, among registrant, AB Technologies LLC and DSM Produtos Nutricionais Brasil S.A.
4.01	Promissory Note issued April 8, 2019 by registrant to Foris Ventures, LLC
4.02	Securities Purchase Agreement, dated April 15, 2019, between registrant and Foris Ventures, LLC
4.03	Common Stock Purchase Warrant issued April 16, 2019 by registrant to Foris Ventures, LLC
4.04	Warrant Amendment Agreement, dated April 26, 2019, between registrant and Foris Ventures, LLC
4.05	Form of Security Purchase Agreement, dated April 24, April 26 or April 29, 2019, between registrant and certain accredited investors
4.06	Form of Common Stock Purchase Warrant issued April 26, April 29 or May 3, 2019 by registrant to certain accredited investors (found at Exhibit A, herein)
4.07	Common Stock Purchase Warrant issued May 10, 2019 by registrant to LMAP KAPPA Limited
4.08	Common Stock Purchase Warrant issued May 10, 2019 by registrant to Silverback Opportunistic Credit Master Fund Limited
4.09	Warrant to Purchase Common Stock issued May 14, 2019 by registrant to Foris Ventures, LLC
4.10	Form of Senior Convertible Note issued May 15, 2019 by registrant to CVI Investments, Inc. (found at Exhibit A, herein)
4.11	Form of Common Stock Purchase Warrant issued May 15, 2019 by registrant to CVI Investments, Inc. (found at Exhibit B, herein)
4.12	Senior Convertible Note issued May 15, 2019 by registrant to Total Raffinage Chimie
4.13	Senior Convertible Note Maturity Extension, dated June 20, 2019, between registrant and Total Raffinage Chimie
4.14	Promissory Note issued June 11, 2019 by registrant to Foris Ventures, LLC
4.15	Form of Senior Convertible Note issued June 24, 2019 by registrant to B. Riley FBR, Inc. (found at Exhibit A, herein)
4.16	Form of Common Stock Purchase Warrant issued June 24, 2019 by registrant to B. Riley FBR, Inc. (found at Exhibit B, herein)
10.01 [a]	Amendment No. 2, dated April 16, 2019, to Supply Agreement, dated December 28, 2017 between registrant and DSM Nutritional Products AG, as assignee of DSM Produtos Nutricionais Brasil S.A.
10.02 [b]	Lease Agreement, dated May 10, 2019, between Amyris Brotas Fermemtação de Performance Ltda. and Raízen Energia S.A.
10.03	Amendment No. 4, dated April 4, 2019, to Loan and Security Agreement, dated June 29, 2018, among registrant, certain of registrant’s subsidiaries and GACP Finance Co., LLC, as administrative agent and lender
10.04	Credit Agreement, dated April 8, 2019, between registrant and Foris Ventures, LLC
10.05	Loan Purchase Agreement, dated April 15, 2019, among registrant, GACP Finance Co., LLC and Foris Ventures, LLC
10.06 [a]	Assignment and Assumption Agreement, dated April 16, 2019, among registrant, DSM Nutritional Products AG and DSM Nutritional Products Europe Ltd.
10.07 [a]	Joint Venture Agreement dated May 10, 2019, among registrant, Amyris Brotas Fermentacao de Performance Ltda. and Raizen Energia S.A.
10.08	Exchange Agreement, dated May 10, 2019, between registrant and Foris Ventures, LLC
10.09	Exchange Agreement, dated May 10, 2019, among registrant and Silverback Asset Management, LLC
10.10	Exchange Agreement, dated May 13, 2019, between registrant and Maxwell (Mauritius) Pte Ltd.
10.11	Exchange Agreement, dated May 15, 2019, between registrant and Total Raffinage Chimie
10.12	Exchange Agreement, dated May 15, 2019, between registrant and CVI Investments, Inc.

Exhibit No.	Description
10.13	Credit Agreement, dated June 11, 2019, between registrant and Foris Ventures, LLC
10.14	Exchange Agreement, dated June 24, 2019, between registrant and B. Riley FBR, Inc.
10.15 [c]	Consulting Agreement, dated May 28, 2019, between registrant and FLG Partners, LLC
31.01	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(c) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.02	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(c) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.01[d]	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.02 [d]	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

a	Portions of this exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K promulgated under the Exchange Act.
b	Translation to English from Portuguese in accordance with Rule 12b-12(d) of the regulations promulgated by the Securities and Exchange Commission under the Exchange Act.
c	Indicates management contract or compensatory plan or arrangement.
d	This certification shall not be deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

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

