Form 10-Q
period 2019-09-30
AMYRIS, INC.
filed 2019-11-12
CIK 1365916

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Shares outstanding of the Registrant's common stock:

Class    Outstanding as of October 31, 2019
Common Stock, $0.0001 par value per share    105,502,887

EXPLANATORY NOTE

As described in additional detail in the Explanatory Note to our Annual Report on Form 10-K filed on October 1, 2019 for the fiscal year ended December 31, 2018 (the 2018 Form 10-K), on April 5, 2019 and May 14, 2019, the Audit Committee of the Board of Directors of the Company (the Board) and the Board, respectively, determined that the Company would restate its interim condensed consolidated financial statements for the quarterly and year-to-date periods ended March 31, 2018, June 30, 2018 and September 30, 2018 (collectively, the 2018 Non-Reliance Periods). The Company also disclosed that investors should no longer rely upon (i) the Company’s previously released condensed consolidated financial statements for the 2018 Non-Reliance Periods, (ii) earnings releases for the 2018 Non-Reliance Periods and (iv) other communications relating to the Company’s previously released condensed consolidated financial statements for the 2018 Non-Reliance Periods. The restated financial statements for such periods are included in Part II, Item 8 of the 2018 Form 10-K/A filed on October 4, 2019.

This Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2019 reflects the comparative restated quarterly financial data for the three and nine months ended September 30, 2018 contained in the 2018 Form 10-K/A filed on October 4, 2019.

AMYRIS, INC.

PART I
ITEM 1. FINANCIAL STATEMENTS
AMYRIS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In thousands, except shares and per share amounts)	September 30, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$1,632	$45,353
Restricted cash	476	741
Accounts receivable, net of allowance of $116 and $642	17,072	16,003
Accounts receivable - related party, net of allowance of $21 and $0	3,692	1,349
Contract assets	2,567	—
Accounts receivable, unbilled - related party	—	8,021
Inventories	15,944	9,693
Deferred cost of products sold - related party	968	489
Prepaid expenses and other current assets	12,849	10,566
Total current assets	55,200	92,215
Property, plant and equipment, net	24,436	19,756
Accounts receivable, unbilled, noncurrent - related party	1,203	1,203
Deferred cost of products sold, noncurrent - related party	15,894	2,828
Restricted cash, noncurrent	960	960
Recoverable taxes from Brazilian government entities	2,866	3,005
Right-of-use assets under leases (Note 2)	21,936	—
Other assets	5,620	7,958
Total assets	$128,115	$127,925
Liabilities, Mezzanine Equity and Stockholders' Deficit
Current liabilities:
Accounts payable	$24,925	$26,844
Accrued and other current liabilities	42,686	28,979
Lease liabilities (Note 2)	7,973	—
Contract liabilities	4,737	8,236
Debt, current portion (instrument measured at fair value $63,152 and $57,918, respectively)	65,495	124,010
Related party debt, current portion	13,221	23,667
Total current liabilities	159,037	211,736
Long-term debt, net of current portion	20,045	43,331
Related party debt, net of current portion	105,482	18,689
Lease liabilities, net of current portion (Note 2)	15,472	—
Derivative liabilities	9,357	42,796
Other noncurrent liabilities	26,801	23,192
Total liabilities	336,194	339,744
Commitments and contingencies (Note 8)
Mezzanine equity:
Contingently redeemable common stock (Note 5)	5,000	5,000
Stockholders’ deficit:
Preferred stock - $0.0001 par value, 5,000,000 shares authorized as of September 30, 2019 and December 31, 2018, and 14,656 shares issued and outstanding as of September 30, 2019 and December 31, 2018, respectively	—	—
Common stock - $0.0001 par value, 250,000,000 shares authorized as of September 30, 2019 and December 31, 2018; 103,400,207 and 76,564,829 shares issued and outstanding as of September 30, 2019 and December 31, 2018, respectively	10	8
Additional paid-in capital	1,507,298	1,346,996
Accumulated other comprehensive loss	(44,545)	(43,343)
Accumulated deficit	(1,676,779)	(1,521,417)
Total Amyris, Inc. stockholders’ deficit	(214,016)	(217,756)
Noncontrolling interest	937	937
Total stockholders' deficit	(213,079)	(216,819)
Total liabilities, mezzanine equity and stockholders' deficit	$128,115	$127,925

See the accompanying notes to the unaudited condensed consolidated financial statements.

AMYRIS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except shares and per share amounts)	2019	2018	2019	2018
Revenue:
Renewable products (includes related party revenue of $0, $13, $2 and $308, respectively)	$17,363	$9,639	$41,367	$21,467
Licenses and royalties (includes related party revenue of $0, ($39), $40,302 and $7,366, respectively)	2,305	142	43,387	7,584
Grants and collaborations (includes related party revenue of $844, $1,197, $3,886 and $3,667, respectively)	15,285	4,534	27,267	18,182
Total revenue (includes related party revenue of $844, $1,171, $44,190 and $11,341, respectively)	34,953	14,315	112,021	47,233
Cost and operating expenses:
Cost of products sold	20,654	8,574	53,482	20,423
Research and development	19,032	16,445	56,093	49,939
Sales, general and administrative	33,341	27,239	92,456	64,793
Total cost and operating expenses	73,027	52,258	202,031	135,155
Loss from operations	(38,074)	(37,943)	(90,010)	(87,922)
Other income (expense):
Loss on divestiture	—	—	—	(1,778)
Interest expense	(16,857)	(9,180)	(44,608)	(28,738)
Loss from change in fair value of derivative instruments	(398)	(24,797)	(2,437)	(61,164)
Loss from change in fair value of debt	(2,055)	—	(18,629)	—
Loss upon extinguishment of debt	(2,721)	—	(8,596)	(26)
Other income (expense), net	1,076	(2,533)	920	(2,009)
Total other expense, net	(20,955)	(36,510)	(73,350)	(93,715)
Loss before income taxes	(59,029)	(74,453)	(163,360)	(181,637)
Provision for income taxes	(533)	—	(533)	—
Net loss attributable to Amyris, Inc.	(59,562)	(74,453)	(163,893)	(181,637)
Less: deemed dividend to preferred shareholder on issuance and modification of common stock warrants	—	—	(34,964)	—
Less: deemed dividend related to proceeds discount and issuance costs upon conversion of Series D preferred stock	—	(6,852)	—	(6,852)
Less: losses allocated to participating securities	1,655	4,491	6,233	12,824
Net loss attributable to Amyris, Inc. common stockholders	$(57,907)	$(76,814)	$(192,624)	$(175,665)

Loss per share attributable to common stockholders, basic and diluted	$(0.56)	$(1.26)	$(2.11)	$(3.15)
Weighted-average shares of common stock outstanding used in computing loss per share of common stock, basic and diluted	103,449,612	60,966,071	91,344,150	55,735,571

See the accompanying notes to the unaudited condensed consolidated financial statements.

AMYRIS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2019	2018	2019	2018
Comprehensive loss:
Net loss attributable to Amyris, Inc.	$(59,562)	$(74,453)	$(163,893)	$(181,637)
Foreign currency translation adjustment	(1,066)	(194)	(1,202)	(1,158)
Comprehensive loss attributable to Amyris, Inc.	$(60,628)	$(74,647)	$(165,095)	$(182,795)

See the accompanying notes to the unaudited condensed consolidated financial statements.

AMYRIS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT AND MEZZANINE EQUITY
(Unaudited)

	Preferred Stock		Common Stock
(In thousands, except number of shares)	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Noncontrolling Interest	Total Stockholders' Deficit	Mezzanine Equity - Common Stock
Balances at December 31, 2018	14,656	$—	76,564,829	$8	$1,346,996	$(43,343)	$(1,521,417)	$937	$(216,819)	$5,000
Cumulative effect of change in accounting principle for ASU 2017-11 (see "Recently Adopted Accounting Pronouncements" in Note 1)	—	—	—	—	32,512	—	8,531	—	41,043	—
Issuance of common stock upon exercise of warrants	—	—	450,568	—	1	—	—	—	1	—
Issuance of common stock upon exercise of stock options	—	—	3,612	—	13	—	—	—	13	—
Issuance of common stock and payment of minimum employee taxes withheld upon net share settlement of restricted stock	—	—	191,672	—	(9)	—	—	—	(9)	—
Stock-based compensation	—	—	—	—	3,452	—	—	—	3,452	—
Fair value of bifurcated embedded conversion feature in connection with debt modification	—	—	—	—	398	—	—	—	398	—
Foreign currency translation adjustment	—	—	—	—	—	964	—	—	964	—
Net loss	—	—	—	—	—	—	(66,243)	—	(66,243)	—
Balances at March 31, 2019	14,656	—	77,210,681	8	1,383,363	(42,379)	(1,579,129)	937	(237,200)	5,000
Issuance of common stock in private placement, net of issuance costs	—	—	3,610,944	—	14,221	—	—	—	14,221	—
Issuance of common stock in private placement - related party, net of issuance costs	—	—	10,478,338	1	39,499	—	—	—	39,500	—
Issuance of common stock upon conversion of debt	—	—	7,101,468	1	34,650	—	—	—	34,651	—
Issuance of common stock upon ESPP purchase		—	131,460	—	464	—	—	—	464	—
Issuance of common stock upon exercise of warrants	—	—	2,064,606	—	—	—	—	—	—	—
Issuance of common stock and payment of minimum employee taxes withheld upon net share settlement of restricted stock	—	—	589,241	—	(347)	—	—	—	(347)	—
Issuance of warrants in connection with debt accounted for at fair value	—	—	—	—	4,428	—	—	—	4,428	—
Stock-based compensation	—	—	—	—	3,375	—	—	—	3,375	—
Other	—	—	—	—	(238)	—	—	—	(238)	—
Foreign currency translation adjustment	—	—	—	—	—	(1,100)	—	—	(1,100)	—
Net loss	—	—	—	—	—	—	(38,088)	—	(38,088)	—
Balances at June 30, 2019	14,656	—	101,186,738	10	1,479,415	(43,479)	(1,617,217)	937	(180,334)	5,000
Issuance of common stock and warrants upon conversion of debt	—	—	1,767,632	—	7,829	—	—	—	7,829	—
Issuance of common stock and payment of minimum employee taxes withheld upon net share settlement of restricted stock	—	—	445,837	—	(271)	—	—	—	(271)	—
Issuance of warrants in connection with related party debt issuance	—	—	—	—	13,279	—	—	—	13,279	—
Issuance of warrants in connection with related party debt modification	—	—	—	—	2,882	—	—	—	2,882	—
Issuance of warrants in connection with debt accounted for at fair value	—	—	—	—	930	—	—	—	930	—
Stock-based compensation	—	—	—	—	3,234	—	—	—	3,234	—
Foreign currency translation adjustment	—	—	—	—	—	(1,066)	—	—	(1,066)	—
Net loss	—	—	—	—	—	—	(59,562)	—	(59,562)	—
Balances at September 30, 2019	14,656	$—	103,400,207	$10	$1,507,298	$(44,545)	$(1,676,779)	$937	$(213,079)	$5,000

AMYRIS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT AND MEZZANINE EQUITY, Continued
(Unaudited)

	Preferred Stock		Common Stock
(In thousands, except number of shares)	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Noncontrolling Interest	Total Stockholders' Deficit	Mezzanine Equity - Common Stock
Balances at December 31, 2017	22,171	$—	45,637,433	$5	$1,114,546	$(42,156)	$(1,290,420)	$937	$(217,088)	$5,000
Cumulative effect of change in accounting principle for ASC 606 (see "Significant Accounting Policies" in Note 1)	—	—	—	—		—	(803)	—	(803)	—
Issuance of common stock upon exercise of warrants	—	—	162,392	—	835	—	—	—	835	—
Issuance of common stock in private placement, net of issuance costs	—	—	13,529	—	92	—	—	—	92	—
Issuance of common stock upon exercise of stock options	—	—	7,004	—	81	—	—	—	81	—
Issuance of common stock and payment of minimum employee taxes withheld upon net share settlement of restricted stock	—	—	30,489	—	(66)	—	—	—	(66)	—
Stock-based compensation	—	—	—	—	1,278	—	—	—	1,278	—
Other	—	—	—	—	93	—	—	—	93	—
Foreign currency translation adjustment	—	—	—	—	—	(137)	—	—	(137)	—
Net loss	—	—	—	—	—		(92,802)	—	(92,802)	—
Balances at March 31, 2018	22,171	—	45,850,847	5	1,116,859	(42,293)	(1,384,025)	937	(308,517)	5,000
Issuance of common stock upon exercise of warrants	—	—	3,638,938	—	24,788	—	—	—	24,788	—
Issuance of warrants	—	—	—	—	9,438	—	—	—	9,438	—
Issuance of common stock in private placement, net of issuance costs	—	—	191,639	—	1,323	—	—	—	1,323	—
Issuance of common stock upon conversion of preferred stock	(2,837)	—	450,307	—	—	—	—	—	—	—
Issuance of common stock upon exercise of stock options	—	—	36,051	—	195	—	—	—	195	—
Issuance of common stock upon ESPP purchase	—	—	87,768	—	269	—	—	—	269	—
Issuance of common stock and payment of minimum employee taxes withheld upon net share settlement of restricted stock	—	—	85,130	—	(147)	—	—	—	(147)	—
Stock-based compensation	—	—	—	—	1,900	—	—	—	1,900	—
Foreign currency translation adjustment	—	—	—	—	—	(827)	—	—	(827)	—
Net loss	—	—	—	—	—	—	(14,382)	—	(14,382)	—
Balances at June 30, 2018	19,334	—	50,340,680	5	1,154,625	(43,120)	(1,398,407)	937	(285,960)	5,000
Issuance of common stock upon exercise of warrants	—	—	12,558,721	1	80,978	—	—	—	80,979	—
Issuance of warrants	—	—	—	—	30,097	—	—	—	30,097	—
Stock-based compensation	—	—	—	—	2,937	—	—	—	2,937	—
Issuance of common stock upon exercise of stock options	—	—	18,695	—	53				53	—
Issuance of common stock upon conversion of preferred stock	(4,678)	—	1,098,173	—	—	—	—	—	—	—
Issuance of common stock and payment of minimum employee taxes withheld upon net share settlement of restricted stock	—	—	74,176	—	(11)	—	—	—	(11)	—
Foreign currency translation adjustment	—	—	—	—	—	(194)	—	—	(194)	—
Net loss	—	—	—	—	—	—	(74,453)		(74,453)	—
Balances at September 30, 2018	14,656	$—	64,090,445	$6	$1,268,679	$(43,314)	$(1,472,860)	$937	$(246,552)	$5,000

See the accompanying notes to the unaudited condensed consolidated financial statements.

AMYRIS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
(In thousands)	2019	2018
Operating activities
Net loss	$(163,893)	$(181,637)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss from change in fair value of debt	18,629	—
Stock-based compensation	10,061	6,115
Amortization of debt discount	9,701	12,244
Amortization of right-of-use assets under operating leases	10,237	—
Loss upon extinguishment of debt	8,596	26
Expense for warrants issued for covenant waivers	5,358	—
Depreciation and amortization	2,691	3,957
Loss from change in fair value of derivative liability	2,437	61,164
Impairment of property, plant and equipment	1,263	—
Loss on disposal of property, plant and equipment	122	943
Gain on foreign currency exchange rates	(361)	(1,132)
Changes in assets and liabilities:
Accounts receivable	(3,482)	2,226
Contract assets	(2,567)	—
Accounts receivable, unbilled - related party	8,021	7,457
Inventories	(6,609)	(890)
Deferred cost of products sold - related party	(13,545)	—
Prepaid expenses and other assets	(4,445)	(2,387)
Accounts payable	(2,050)	(4,795)
Accrued and other liabilities	22,310	8,348
Lease liabilities	(12,453)	—
Contract liabilities	(3,488)	(1,086)
Net cash used in operating activities	(113,467)	(89,447)
Investing activities
Purchases of property, plant and equipment	(9,013)	(6,362)
Net cash used in investing activities	(9,013)	(6,362)
Financing activities
Proceeds from issuance of debt, net of issuance costs	89,217	36,643
Proceeds from issuance of common stock in private placements, net of issuance costs - related party	39,500	—
Proceeds from issuance of common stock in private placements, net of issuance costs	14,221	1,415
Proceeds from issuance of common stock upon ESPP purchase	464	269
Proceeds from exercises of common stock options	13	329
Proceeds from exercises of warrants	1	60,544
Principal payments on debt	(63,675)	(41,970)
Payment of minimum employee taxes withheld upon net share settlement of restricted stock units	(627)	(224)
Principal payments on financing leases	(372)	(846)
Net cash provided by financing activities	78,742	56,160
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(248)	(101)
Net decrease in cash, cash equivalents and restricted cash	(43,986)	(39,750)
Cash, cash equivalents and restricted cash at beginning of period	47,054	61,012
Cash, cash equivalents and restricted cash at end of the period	$3,068	$21,262

Reconciliation of cash, cash equivalents and restricted cash to the condensed consolidated balance sheets
Cash and cash equivalents	$1,632	$19,045
Restricted cash, current	476	1,258
Restricted cash, noncurrent	960	959
Total cash, cash equivalents and restricted cash	$3,068	$21,262

See the accompanying notes to the unaudited condensed consolidated financial statements.

AMYRIS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, Continued
(Unaudited)

	Nine Months Ended September 30,
(In thousands)	2019	2018
Supplemental disclosures of cash flow information:
Cash paid for interest	$10,390	$14,783
Supplemental disclosures of non-cash investing and financing activities:
Right-of-use assets under operating leases recorded upon adoption of ASC 842 (Note 2)	$29,713	$—
Lease liabilities recorded upon adoption of ASC 842 (Note 2)	$33,552	$—
Cumulative effect of change in accounting principle for ASU 2017-11 (Note 2)	$41,043	$—
Issuance of common stock upon conversion of convertible notes	$42,479	$—
Fair value of warrants recorded as debt discount in connection with debt issuances - related party	$16,155	$—
Fair value of warrants recorded as debt discount in connection with debt issuances	$8,965	$—
Acquisition of right-of-use assets under operating leases	$2,361	$—
Accrued interest added to debt principal	$986	$2,029
Fair value of warrants recorded as debt discount in connection with debt modification	$398	$—
Acquisition of property, plant and equipment under accounts payable, accrued liabilities and notes payable	$134	$783
Derecognition of derivative liabilities upon exercise of warrants	$—	$85,912
Financing of equipment	$—	$764

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

Raizen Joint Venture Agreement

On May 10, 2019, the Company and Raizen Energia S.A. (Raizen) entered into a joint venture agreement relating to the formation and operation of a joint venture relating to the production, sale and commercialization of alternative sweetener products. In connection with the formation of the joint venture, among other things, (i) the joint venture will construct a manufacturing facility on land owned by Raizen and leased to the joint venture (the Sweetener Plant), (ii) the Company will grant to the joint venture an exclusive, royalty-free, worldwide, license to certain technology owned by the Company relevant to the joint venture’s business, and (iii) the Company and Raizen will enter into a shareholders agreement setting forth the rights and obligations of the parties with respect to, and the management of, the joint venture. The formation of the joint venture is subject to certain conditions, including certain regulatory approvals and the achievement of certain technological and economic milestones relating to the Company’s existing production of its alternative sweetener product. If such conditions are not satisfied by December 31, 2019, the joint venture will automatically terminate. However, the termination date can be extended by mutual agreement of the parties. In addition, notwithstanding the satisfaction of the closing conditions, Raizen may elect not to consummate the formation and operation of the joint venture, in which event, the Company will retain the right to construct and operate the Sweetener Plant.

Upon the closing of the joint venture, each party will make an initial capital contribution to the joint venture of 2.5 million Brazilian Real (R$2.5 million) and the joint venture will be owned 50% by the Company and 50% by Raizen. Within 60 days of the formation, the parties will make an aggregate cash contribution to the joint venture of U.S.$9.0 million to purchase certain fixed assets currently owned by the Company and located at the site of the Company’s former joint venture with Sao Martinho S.A. in Pradopolis, Brazil for U.S.$3.0 million, as well as to pay for costs related to the removal and transportation of such assets to the site of the Sweetener Plant. In addition, within six months of the formation, the Company will contribute to the joint venture its existing supply agreements related to its alternative sweetener product, subject to certain exceptions, in exchange for shares of dividend-bearing preferred stock in the joint venture, which will be entitled, for a period of 10 years commencing from the initial date of operation of the Sweetener Plant, to certain priority fixed cumulative dividends including, in the event that certain technological and economic milestones are met in any fiscal quarter, a percentage of the operating cash flow of the joint venture in such quarter.

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

Going Concern

The Company has incurred significant operating losses since its inception and expects to continue to incur losses and negative cash flows from operations for at least the next 12 months following the issuance of these condensed consolidated financial statements. As of September 30, 2019, the Company had negative working capital of $103.8 million (compared to negative working capital of $119.5 million as of December 31, 2018), and an accumulated deficit of $1.7 billion.

As of September 30, 2019, the Company's debt (including related party debt), net of debt discount of $37.5 million, totaled $204.2 million, of which $78.7 million is classified as current. The Company's debt service obligations through September 30, 2020 are $109.3 million, including $27.4 million of anticipated cash interest payments. The Company's debt agreements contain various covenants, including certain restrictions on the Company's business that could cause the Company to be at risk of defaults, such as restrictions on additional indebtedness and cross-default clauses. A failure to comply with, or cure non-compliance events or obtain waivers for covenant violations, and other provisions of the Company’s debt instruments, including any failure to make a payment when required, would generally result in events of default under such instruments, which could permit acceleration of such indebtedness. If such indebtedness is accelerated, it would generally constitute an event of default under the Company’s other outstanding indebtedness, permitting acceleration of a substantial portion of the Company's outstanding indebtedness. On September 16, 2019, the Company failed to pay an aggregate of $63.6 million of outstanding principal and accrued interest on the Second Exchange Note (see Note 4, “Debt”), when due. Such failure resulted in an event of default under the Second Exchange Note and also triggered cross-defaults under other debt instruments of the Company with an aggregate principal amount of approximately $148.7 million, which permitted the holders of such indebtedness to accelerate the amounts owing under such instruments. The Company subsequently received waivers from all the holders of the $148.7 million principal amount of such debt instruments to waive their right to accelerate. As a result, the indebtedness with respect to which the Company has obtained such waivers continues to be classified as long-term debt on the Company’s balance sheet.  The indebtedness reflected by the Second Exchange Note continues to be classified as a current liability on the Company’s balance sheet. On November 8, 2019, the Company entered into a Securities Exchange Agreement with certain private investors (the “Investors”), pursuant to which, upon the purchase by the Investors of the Second Exchange Note, the Second Exchange Note would be exchanged for new senior convertible notes with an aggregate principal amount of $66.0 million (see Note 12, “Subsequent Events”). In connection with the entry into the Securities Exchange Agreement, (i) the holder of the Second Exchange Note and the Investors entered into a Securities Purchase Agreement providing for the purchase by the Investors of the Second Exchange Note and (ii)  the Company and the holder of the Second Exchange Note entered into an agreement by which such holder agreed to immediately dismiss its complaint against the Company (see Note 8, “Commitments and Contingencies”) with prejudice upon the purchase of the Second Exchange Note by the Investors.

Cash and cash equivalents of $1.6 million as of September 30, 2019 are not sufficient to fund expected future negative cash flows from operations and cash debt service obligations through September 30, 2020. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that these condensed consolidated financial statements are issued. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company's ability to continue as a going concern will depend, in large part, on its ability to raise additional capital through equity offerings or debt financings and extend or refinance existing debt maturities by restructuring a majority of its convertible debt, which is uncertain and outside the control of the Company. Further, the Company's operating plan for the 12 months ending September 30, 2020 contemplates a significant reduction in its net operating cash outflows as compared to the year ended December 31, 2018, resulting from (i) revenue growth from sales of existing and new products with positive gross margins, (ii) significantly increased cash inflows from grants and collaborations, and (iii) reduced production costs as a result of manufacturing and technical developments. If the Company is unable to complete these actions, it expects to be unable to meet its operating cash flow needs and its obligations under its existing debt facilities. This could result in an acceleration of its obligation to repay all amounts outstanding under those facilities, and it may be required to obtain additional equity or debt financing, which may not occur timely or on reasonable terms, if at all, and/or liquidate its assets. In such a scenario, the value the Company receives for its assets in liquidation or dissolution could be significantly lower than the value reflected in these condensed consolidated financial statements.

Significant Accounting Policies

Note 1, "Basis of Presentation and Summary of Significant Accounting Policies", to the audited consolidated financial statements in the 2018 Form 10-K/A includes a discussion of the significant accounting policies and estimates used in the preparation of the Company’s consolidated financial statements. There have been no material changes to the Company's significant accounting policies and estimates during the three and nine months ended September 30, 2019, except for the Company's adoption of these accounting standards on January 1, 2019:
•Accounting Standards Codification (ASC) Topic 842 (ASC 842), Leases; and

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

Accounting Standards or Updates Recently Adopted

In the nine months ended September 30, 2019, the Company adopted these accounting standards or updates:

Leases In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The standard requires the recognition of lease liabilities and right-of-use (ROU) assets on the balance sheet arising from lease transactions at the lease commencement date and the disclosure of key information about leasing arrangements. In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842): Targeted Improvements, which provided entities the option to use the effective date as the date of initial application on transition to the new guidance. The Company elected this transition method, and as a result, the Company did not adjust comparative information for prior periods. The Company elected certain additional practical expedients permitted by the new guidance allowing the Company to carry forward historical accounting related to lease identification and classification for existing leases upon adoption.

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

2. Balance Sheet Details

Inventories

(In thousands)	September 30, 2019	December 31, 2018
Raw materials	$5,753	$3,901
Work-in-process	2,243	539
Finished goods	7,948	5,253
Inventories	$15,944	$9,693

Deferred cost of products sold - related party

(In thousands)	September 30, 2019	December 31, 2018
Deferred cost of products sold - related party	$968	$489
Deferred cost of products sold, noncurrent - related party	15,894	2,828
Total	$16,862	$3,317

In November 2018, the Company amended the supply agreement with DSM to secure capacity at the Brotas 1 facility for sweetener production through 2022. See Note 10, “Revenue Recognition” in Part II, Item 8 of the 2018 Form 10-K/A for information regarding the November 2018 Supply Agreement Amendment. The supply agreement was included as an element of a combined transaction with DSM, which resulted in a fair value allocation of $24.4 million to the manufacturing capacity fees, of which $3.3 million was recorded as deferred cost of products sold at December 31, 2018. During the nine months ended September 30, 2019, the Company paid an additional $14.1 million of reservation capacity fees, which was recorded as additional deferred cost of products sold. The remaining $6.9 million capacity fees will be recorded as deferred cost of products sold in the period the additional payments are made to DSM. The deferred cost of products sold asset is expensed to cost of products sold on a units of production basis as the Company's sweetener product is sold over the five-year term of the supply agreement. Each quarter, the Company evaluates its future production volumes and adjusts the unit cost to be expensed over the remaining estimated production volume. During the three and nine months ended September 30, 2019, the Company expensed $0.4 million and $0.5 million, respectively, of the deferred cost of products sold asset to cost of products sold. The deferred cost of products sold asset is evaluated for recoverability at each period end.

Prepaid expenses and other current assets

(In thousands)	September 30, 2019	December 31, 2018
Prepayments, advances and deposits	$3,706	$5,644
Recoverable taxes from Brazilian government entities	3,270	631
Other	5,873	4,291
Total prepaid expenses and other current assets	$12,849	$10,566

Property, Plant and Equipment, Net

(In thousands)	September 30, 2019	December 31, 2018
Machinery and equipment	$47,960	$43,713
Leasehold improvements	41,152	39,922
Computers and software	10,305	9,987
Furniture and office equipment, vehicles and land	3,330	3,016
Construction in progress	650	1,749
	103,397	98,387
Less: accumulated depreciation and amortization	(78,961)	(78,631)
Property, plant and equipment, net	$24,436	$19,756

During the three and nine months ended September 30, 2019 and 2018, the Company capitalized the following amounts of internal labor costs required to automate, integrate and ready certain laboratory and plant equipment for its intended use:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2019	2018	2019	2018
Capitalized internal labor	$—	$501	$320	$2,083

During the three and nine months ended September 30, 2019 and 2018, Depreciation and amortization expense, including amortization of assets under capital leases, was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2019	2018	2019	2018
Depreciation and amortization expense	$969	$1,013	$2,691	$3,957

Leases

Operating Leases

The Company has entered into operating leases primarily for administrative offices, laboratory equipment and other facilities. The operating leases have remaining terms that range from 1 year to 5 years, and often include one or more options to renew. These renewal terms can extend the lease term from 1 to 5 years and are included in the lease term when it is reasonably certain that the Company will exercise the option. The operating leases are classified as ROU assets under operating leases on the Company's September 30, 2019 Consolidated Balance Sheet and represent the Company’s right to use the underlying asset for the lease term. The Company’s obligation to make operating lease payments is included in "Lease liabilities" and "Lease liabilities, net of current portion" on the Company's September 30, 2019 Consolidated Balance Sheet. Based on the present value of the lease payments for the remaining lease term of the Company's existing leases, the Company recognized right-of-use assets of $29.7 million and lease liabilities for operating leases of $33.6 million on January 1, 2019. Operating lease right-of-use assets and liabilities commencing after January 1, 2019 are recognized at commencement date based on the present value of lease payments over the lease term. As of September 30, 2019, total right-of-use assets and operating lease liabilities were $21.9 million and $23.1 million, respectively. All operating lease expense is recognized on a straight-line basis over the lease term. In the three and nine months ended September 30, 2019, respectively, the Company recorded $4.7 million and $14.1 million of operating lease amortization that was charged to expense, of which $1.7 million and $5.2 million was recorded to cost of products sold.

Because the rate implicit in each lease is not readily determinable, the Company uses its incremental borrowing rate to determine the present value of the lease payments. The Company has certain contracts for real estate and marketing which may contain lease and non-lease components which it has elected to treat as a single lease component.

Information related to the Company's right-of-use assets and related lease liabilities were as follows:

Nine Months Ended September 30, 2019
Cash paid for operating lease liabilities, in thousands	$15,908
Right-of-use assets obtained in exchange for new operating lease obligations(1)	$32,074
Weighted-average remaining lease term	2.6
Weighted-average discount rate	17.5%

(1) Includes $29.7 million for operating leases existing on January 1, 2019 and $2.4 million for operating leases that commenced during the nine months ended September 30, 2019.

Financing Leases

The Company has entered into financing leases primarily for laboratory and computer equipment. Assets purchased under financing leases are included in "Property, plant and equipment, net" on the condensed consolidated balance sheets. For financing leases, the associated assets are depreciated or amortized over the shorter of the relevant useful life of each asset or the lease term. Property, plant and equipment, net includes $2.3 million and $5.0 million of machinery and equipment under financing leases as of September 30, 2019 and December 31, 2018, respectively. Accumulated amortization of assets under financing leases totaled $1.1 million and $2.3 million as of September 30, 2019 and December 31, 2018, respectively.

Maturities of Financing and Operating Leases

Maturities of lease liabilities as of September 30, 2019 were as follows:

Years ending December 31: (In thousands)	Financing Leases	Operating Leases	Total Leases
2019 (remaining three months)	$116	$3,346	$3,462
2020	198	9,652	9,850
2021	1	7,220	7,221
2022	—	7,392	7,392
2023	—	3,033	3,033
Thereafter	—	—	—
Total lease payments	315	30,643	30,958
Less: amount representing interest	(8)	(7,505)	(7,513)
Total lease liability	$307	$23,138	$23,445

Current lease liability	$295	$7,678	$7,973
Noncurrent lease liability	12	15,460	15,472
Total lease liability	$307	$23,138	$23,445

Other Assets

(In thousands)	September 30, 2019	December 31, 2018
Contingent consideration	$4,286	$4,286
Deposits	293	2,465
Other	1,041	1,207
Total other assets	$5,620	$7,958

Accrued and Other Current Liabilities

(In thousands)	September 30, 2019	December 31, 2018
Accrued interest	$15,297	$3,853
Payroll and related expenses	7,677	9,220
Contract termination fees	5,241	4,092
Ginkgo partnership payments obligation	3,267	2,155
Asset retirement obligation	2,990	3,063
Professional services	2,854	1,173
Tax-related liabilities	2,402	2,139
Other	2,958	3,284
Total accrued and other current liabilities	$42,686	$28,979

Other noncurrent liabilities

(In thousands)	September 30, 2019	December 31, 2018
Refund liability	$12,500	$—
Liability for unrecognized tax benefit	7,115	6,582
Ginkgo partnership payments obligation, net of current portion	4,937	6,185
Contract liability, net of current portion (Note 9)	1,449	1,587
Deferred rent, net of current portion(1)	—	6,440
Contract termination fees, net of current portion	—	1,530
Other	800	868
Total other noncurrent liabilities	$26,801	$23,192

(1)Deferred rent at December 31, 2018 was reclassified to ROU asset upon the adoption on January 1, 2019 of ASC 842, "Leases".

In April 2019, the Company assigned the Value Sharing Agreement to DSM. See Note 9, "Revenue Recognition and Contract Assets and Liabilities" for further information. The assignment was accounted for as a contract modification under ASC 606 that resulted in $12.5 million of prepaid variable consideration to the Company. The $12.5 million of prepaid variable consideration is recorded as a refund liability and represents a stand ready obligation to refund some or all of the $12.5 million prepaid consideration if certain criteria outlined in the assignment agreement is not met before December 2021. The Company will update its assessment of amounts it expects to be entitled to keep at the end of each reporting period, by reducing the refund liability and recording additional license and royalty revenue, as the criterion is met.

3. Fair Value Measurement

Liabilities Measured and Recorded at Fair Value on a Recurring Basis

The following tables summarize liabilities measured at fair value, and the respective fair value by input classification level within the fair value hierarchy:

(In thousands)	September 30, 2019				December 31, 2018
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Liabilities
6% Convertible Notes	$—	$—	$63,152	$63,152	$—	$—	$57,918	$57,918
Freestanding derivative instruments in connection with the issuance of debt and equity instruments	—	—	8,325	8,325	—	—	42,796	42,796
Embedded derivative instruments in connection with the issuance of debt instruments	—	—	1,032	1,032	—	—	—	—
Total liabilities measured and recorded at fair value	$—	$—	$72,509	$72,509	$—	$—	$100,714	$100,714

There were no transfers between levels during the periods presented.

6% Convertible Notes

The Company issued $60.0 million of 6% Convertible Notes on December 10, 2018 and elected the fair value option of accounting for this instrument. At September 30, 2019, outstanding principal was $62.8 million, and the fair value was $63.2 million, which was measured at the noteholders’ put option price of 125% of outstanding principal. See Note 4, “Debt” for further information related to this debt instrument and the noteholders’ put option. For the nine months ended September 30, 2019, the Company recorded a $18.6 million loss from change in fair value of debt in connection with the 6% Convertible Notes, as follows:

In thousands
Fair value at December 31, 2018	$57,918
Less: principal paid	(13,395)
Loss on change in fair value	18,629
Fair value at September 30, 2019	$63,152

Derivative Liabilities Recognized in Connection with the Issuance of Debt and Equity Instruments

The following table provides a reconciliation of the beginning and ending balances for the Company's derivative liabilities recognized in connection with the issuance of debt and equity instruments – either freestanding or compound embedded – measured at fair value using significant unobservable inputs (Level 3):

(In thousands)	Equity-related Derivative Liability	Debt-related Derivative Liability	Total Derivative Liability
Balance at December 31, 2018	$41,272	$1,524	$42,796
Derecognition upon adoption of ASU 2017-11	(39,513)	(1,524)	(41,037)
Fair value of derivative liabilities issued during the period	—	8,959	8,959
Change in fair value of derivative liabilities	2,039	398	2,437
Derecognition on extinguishment	(3,798)	—	(3,798)
Balance at September 30, 2019	$—	$9,357	$9,357

As of September 30, 2019, a $3.8 million derivative liability recorded in connection with the November 2018 Securities Purchase Agreement with DSM was settled and extinguished through a cash payment in April 2019.

Also, during the three and nine months ended September 30, 2019, the Company issued three debt instruments with an embedded mandatory redemption feature and a related freestanding liability classified warrant with conversion rate adjustment and antidilution provisions. See Note 4, “Debt” for a description of the transactions and the initial accounting treatment for these debt related derivatives. There is no current observable market for these types of derivatives and, as such, the Company determined the fair value of the embedded mandatory redemption feature using a probability weighted discounted cash flow model measuring the fair value of the debt instrument both with and without the embedded feature and the freestanding warrant derivative using a Black-Scholes option pricing model. See Note 6, “Stockholders’ Deficit” for information regarding the initial Black-Scholes assumptions use to fair value the freestanding liability warrant.

The freestanding liability warrant issued on September 10, 2019 had an initial fair value of $7.9 million and was recorded as a derivative liability and a debt discount. The warrant will be remeasured each reporting period until settled or extinguished with subsequent changes in fair value recorded through the statement of operations as a gain or loss on change in fair value of derivative liabilities. At September 30, 2019 the warrant derivative had a fair value of $8.3 million. The $0.4 million increase in fair value was recorded as a loss on change in fair value of derivative liabilities in the statement of operations during the three and nine months ended September 30, 2019.

The embedded mandatory redemption features were measured using a probability weighted discounted cash flow model to determine if the debt instruments would be called or held at each decision point. Within the model, the following assumption is made: the note will be called early if the change in control redemption value is greater than the holding value. If the note is called, the holder will maximize their value by finding the optimal decision between (i) redeeming at the redemption price and (ii) holding the instrument until maturity. Using this assumption, the Company valued the embedded derivatives on a "with-and-without method", where the fair value of each note including the embedded derivative is defined as the "with", and the fair value of each note excluding the embedded derivatives is defined as the "without". This method estimates the fair value of the embedded derivatives by comparing the fair value differential between the with and without mandatory redemption feature. The model incorporates the mandatory redemption price, time to maturity, risk-free interest rate, estimated credit spread and estimated probability of a change in control default event. The collective fair value of the three embedded derivatives totaled $1.0 million at issuance date and was recorded as a derivative liability and a debt discount. There has been no change to the collective fair value of the three derivatives from issuance date to September 30, 2019.

Assets and Liabilities Recorded at Carrying Value

Financial Assets and Liabilities

The carrying amounts of certain financial instruments, such as cash equivalents, accounts receivable, accounts payable and accrued liabilities, approximate fair value due to their relatively short maturities and low market interest rates, if applicable. Loans payable, credit facilities and convertible notes are recorded at carrying value (except for the 6% Convertible Notes, which are recorded at fair value), which is representative of fair value at the date of acquisition. For loans payable and credit facilities recorded at carrying value, the Company estimates fair value using observable market-based inputs (Level 2); for convertible notes, the Company estimates fair value based on rates currently offered for instruments with similar maturities and terms (Level 3). The carrying amount (the total amount of net debt presented on the balance sheet) of the Company's debt at September 30, 2019, excluding the 6% Convertible Notes that the Company records at fair value, was $141.1 million. The fair value of such debt at September 30, 2019 was $153.8 million and was determined by (i) discounting expected cash flows using current market discount rates estimated for certain of the debt instruments and (ii) using third-party fair value estimates for the remaining debt instruments.

4. Debt

Net carrying amounts of debt are as follows:

	September 30, 2019				December 31, 2018
(In thousands)	Principal	Unamortized Debt (Discount) Premium	Change in Fair Value	Net Balance	Principal	Unamortized Debt (Discount) Premium	Change in Fair Value	Net Balance
Convertible notes payable
6% convertible notes	$62,825	$—	$327	$63,152	$60,000	$—	$(2,082)	$57,918
August 2013 financing convertible note	—	—	—	—	4,415	(70)	—	4,345
2015 Rule 144A convertible notes	—	—	—	—	37,887	(2,413)	—	35,474
2014 Rule 144A convertible notes	—	—	—	—	24,004	(867)	—	23,137
	62,825	—	327	63,152	126,306	(3,350)	(2,082)	120,874
Related party convertible notes payable
2014 Rule 144A convertible notes	9,705	—	—	9,705	24,705	(1,038)	—	23,667

Loans payable and credit facilities
Ginkgo note	12,000	(3,377)	—	8,623	12,000	(4,047)	—	7,953
Nikko notes	9,122	(938)	—	8,184	4,598	(1,047)	—	3,551
Schottenfeld notes	12,500	(8,151)		4,349	—	—	—	—
Other loans payable	1,280	—	—	1,280	312	—	—	312
GACP secured term loan facility	—	—	—	—	36,000	(1,349)	—	34,651
	34,902	(12,466)	—	22,436	52,910	(6,443)	—	46,467
Related party loans payable
Foris secured term loan facility	71,041	(8,829)	—	62,212	—	—	—	—
Foris unsecured note	19,000	(6,681)	—	12,319	—	—	—	—
DSM notes	33,000	(5,135)	—	27,865	25,000	(6,311)	—	18,689
Naxyris note	10,957	(4,403)	—	6,554	—	—	—	—
	133,998	(25,048)	—	108,950	25,000	(6,311)	—	18,689
Total debt	241,430	(37,514)	327	204,243	228,921	(17,142)	(2,082)	209,697
Less: current portion				(78,716)				(147,677)
Long-term debt, net of current portion				$125,527				$62,020

August 2013 Financing Convertible Note

On January 14, 2019, Wolverine Flagship Fund Trading Limited (Wolverine) agreed to waive payment of the August 2013 Financing Convertible Note held by Wolverine at its January 15, 2019 maturity until July 15, 2019 in exchange for a fee, payable on or prior to July 15, 2019, of $0.6 million. The due date of the waiver fee was extended to October 13, 2019 and was subsequently paid on October 29, 2019. The Company concluded that the maturity date extension represented a debt modification, and the fee was accounted for as additional debt discount to be amortized over the remaining term.

On July 8, 2019, $5.1 million principal balance of the convertible note and unpaid interest was exchanged for 1.8 million shares of common stock with a total fair value of $5.9 million or $3.30 per share and a warrant to purchase 1.1 million shares of common stock with a fair value of $1.9 million. The Company recorded a $2.7 million loss on debt extinguishment in the three and nine months ended September 30, 2019 for the difference between the carrying value of the debt and the sum of the fair values of the common stock and warrant. See Note 6, “Stockholders’ Deficit” for additional information regarding the fair value measurement of the common stock and warrant issued in connection with this exchange.

Foris Credit Agreements

On April 8, 2019, the Company and Foris entered into a credit agreement to make available to the Company an unsecured credit facility in an aggregate principal amount of $8.0 million (the April Foris Credit Agreement), which the Company borrowed in full on April 8, 2019 and issued to Foris a promissory note in the principal amount of $8.0 million (the April Foris Note). The April Foris Note has a maturity date of October 14, 2019, which has no stated interest rate. The Company agreed to pay Foris a fee of $1.0 million, payable on or prior to the maturity date; provided, that the fee will be reduced to $0.5 million if the Company repays the April Foris Note in full by July 15, 2019. The Company accrues this fee as interest expense over the six-month term of the note.

On June 11, 2019, the Company and Foris entered into a credit agreement to make available to the Company an unsecured credit facility in an aggregate principal amount of $8.5 million, which the Company borrowed in full on June 11, 2019 and issued to Foris a promissory note in the principal amount of $8.5 million (the June Foris Note). The June Foris Note (i) accrues interest at a rate of 12.5% per annum and is payable on the maturity date or the earlier repayment or other satisfaction of the June Foris Note, and (ii) matured on August 28, 2019.

On July 10, 2019, the Company and Foris entered into a credit agreement to make available to the Company an unsecured credit facility in an aggregate principal amount of $16.0 million (the July Foris Credit Agreement), of which the Company borrowed $8.0 million on July 10, 2019 and $8.0 million on July 26, 2019 and issued to Foris promissory notes, each in the principal amount of $8.0 million, on such dates (the July Foris Notes). The July Foris Notes (i) accrue interest at a rate of 12.5% per annum, which is payable on the maturity date or the earlier repayment or other satisfaction of the applicable July Foris Note, and (ii) mature on December 31, 2019.

In connection with the entry into the July Foris Credit Agreement, the Company and Foris amended the warrant issued to Foris on August 17, 2018 to reduce the exercise price of such warrant from $7.52 per share to $2.87 per share. The warrant modification resulted in $4.0 million of incremental value which was accounted for as a debt discount to the $16 million July Foris Notes. See Note 6, “Stockholders’ Deficit” for additional information regarding the fair value measurement of the modified warrant.

On August 14, 2019, the April Foris Note, the June Foris Note and the July Foris Notes were added to the loans under the LSA, made subject to the LSA and secured by the security interest in the collateral granted to Foris under the LSA, and such notes were cancelled in connection therewith. See "LSA Assignment, Amendments and Waiver" below for further information.

2015 and 2014 Rule 144A Convertible Notes

On April 16, 2019, the Company repaid in cash the $37.9 million outstanding principal, as well as accrued and unpaid interest, under its 9.50% Convertible Senior Notes due 2019 (the 2015 Rule 144A Convertible Notes).

On May 10, 2019, the Company exchanged $13.5 million aggregate principal amount of its 6.50% Convertible Senior Note (the 2014 Rule 144A Convertible Notes) held by certain non-affiliated investors, including accrued and unpaid interest thereon for an aggregate of 3.5 million shares of common stock and warrants to purchase an aggregate of 1.4 million shares of common stock at an exercise price of $5.02 per share, with an exercise term of two years from issuance, in a private exchange pursuant to the exemption from registration under Section 3(a)(9) of the Securities Act of 1933, as amended (the Securities Act).

On May 14, 2019, the Company exchanged $5.0 million aggregate principal amount of the 2014 Rule 144A Convertible Notes held by Foris, including accrued and unpaid interest thereon, for 1.1 million shares of common stock and a warrant to purchase up to 0.4 million shares of common stock at an exercise price of $4.56 per share, with an exercise term of two years from issuance, in a private exchange pursuant to the exemption from registration under Section 3(a)(9) of the Securities Act. On August 28, 2019, the Company and Foris agreed to reduce the exercise price of such warrant from $4.56 per share to $3.90 per share. See “August 2019 Foris Credit Agreements” below and Note 6, “Stockholders’ Deficit” for additional information.

On May 15, 2019, the Company exchanged $10.0 million aggregate principal amount of the 2014 Rule 144A Convertible Notes held by Maxwell (Mauritius) Pte Ltd for 2.5 million shares of common stock in a private exchange pursuant to the exemption from registration under Section 3(a)(9) of the Securities Act.

The Company evaluated the May 2019 exchanges described above and concluded that the transactions resulted in a debt extinguishment. The Company recorded a $5.9 million loss on debt extinguishment of the 2014 144A Convertible Notes in the three months ended June 30, 2019. The loss represented the difference between the $30.8 million fair value of 7.1 million common shares issued upon exchange, $3.8 million fair value of warrants issued to purchase 1.7 million shares of common stock and $0.4 million of fees incurred, less the $29.1 million carrying value of the debt that was extinguished. See Note 6. "Stockholders’ Deficit" for further information regarding the fair value measurement of the common stock and warrants issued in connection with the May 2019 exchanges discussed above.

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

Effective July 18, 2019, the Company and Total agreed to (i) further extend the maturity date of the new note from July 18, 2019 to August 28, 2019 and (ii) increase the interest rate on the new note to 10.5% per annum, beginning July 18, 2019. Effective August 28, 2019, the Company and Total agreed to (i) further extend the maturity date of the new note from August 28, 2019 to October 28, 2019 and (ii) increase the interest rate on the new note to 12% per annum, beginning August 28, 2019. See Note 12, “Subsequent Events” for information regarding further modifications to the new note subsequent to September 30, 2019.

The Company accounted for the series of exchanges with Total as a debt modification; however, no additional fees were paid, and the modifications had no impact on the debt discount or interest expense in the three and nine months ended September 30, 2019.

6% Convertible Notes Exchanges

On May 15, 2019 and June 24, 2019, the Company exchanged $53.3 million and $4.7 million principal amount, respectively, of the 6% Convertible Notes, including accrued and unpaid interest thereon, representing all then-outstanding 6% Convertible Notes, for new senior convertible notes with an equal principal amount and warrants to purchase up to 2.0 million and 0.2 million shares of common stock, respectively, at an exercise price of $5.12 per share, with an exercise term of two years from issuance, in private exchanges pursuant to the exemption from registration under Section 3(a)(9) of the Securities Act. The new notes have substantially identical terms as the 6% Convertible Notes being exchanged, except that (i) the holders agreed to waive, until July 22, 2019, certain covenants relating to the effectiveness of the registration statement covering the shares of common stock issuable upon conversion of, or otherwise pursuant to, the new notes and the filing by the Company of reports with the SEC and (ii) during the period from July 22, 2019 to July 29, 2019, inclusive, the holders have the right to require the Company to redeem the new notes, in whole or in part, at a price equal to 125% of the principal amount being redeemed. Since the Company has elected the fair value accounting option for the 6% Convertible Notes and records all changes in fair value through the gain/loss on change in fair value of debt line item in the statement of operations each reporting period, this exchange is not required to be evaluated for modification or extinguishment accounting treatment. However, the Company considered the issuance of the warrant as compensation to the noteholders for waiving certain covenant violations during the period, and recorded a $4.4 million increase to additional paid in capital and a charge to interest expense for the fair value of the equity-classified May 15, 2019 and June 24, 2019 warrants. See Note 6, “Stockholders’ Deficit” for information regarding the fair value measurement and issuance of this warrant.

On July 24, 2019, the Company further exchanged $53.3 million principal amount of the previously-exchanged 6% Convertible Senior Notes, as well as the warrant to purchase up to 2.0 million shares of common stock issued on May 15, 2019, for a new senior convertible note with a principal amount of $68.3 million (the Second Exchange Note) and a new warrant to purchase up to 2.0 million shares of common stock at an exercise price of $2.87 per share, with an exercise term of two years from May 15, 2019 (the Second Exchange Warrant) in a private exchange pursuant to the exemption from registration under Section 3(a)(9) of the Securities Act. The Second Exchange Note and Second Exchange Warrant have substantially similar terms as the note and warrant, respectively, issued on May 15, 2019, except that (i) the principal amount of the Second Exchange Note would be $68.3 million, reflecting accrued and unpaid interest and late charges under the exchanged note and a 25% premium accruing as a result of the Company’s failure to make an installment payment on the exchanged note due July 1, 2019 in the amount of $6.4 million, provided that upon an event of default under the Second Exchange Note, the Company would not be required to redeem the Second Exchange Note in cash at a price greater than the intrinsic value of the shares of common stock underlying the Second Exchange Note, (ii) the Second Exchange Note bears interest at a rate of 18% per annum, (iii) the holder agreed to extend its waiver of certain covenant breaches relating to the failure by the Company to timely file periodic reports with the SEC from July 22, 2019 to September 16, 2019, (iv) the Company is required to (A) make principal payments on the Second Exchange Note in the amount of $3.2 million on each of August 2, 2019 and August 22, 2019, and (B) pay all remaining amounts then outstanding under the Second Exchange Note on September 16, 2019, and if the Company fails to make any such payment on the applicable payment date, the conversion price of the Second Exchange Note would be reset to the volume-weighted average price of the common stock on the trading day immediately following the Company’s filing of a Current Report on Form 8-K with respect to its failure to make the payment due on September 16, 2019, if such volume-weighted average price is lower than the conversion price of the Second Exchange Note then in effect, subject to a price floor and (v) the Second Exchange Warrant has an exercise price of $2.87 per share. Since the Company has elected the fair value accounting option for the 6% Convertible Notes and records all changes in fair value through the gain/loss on change in fair value of debt line item in the statement of operations each reporting period, this second note exchange is not required to be evaluated for modification or extinguishment accounting treatment. However, the Company considered the modification of the warrant as compensation to the noteholder for waiving certain covenant violations during the period, and recorded a $0.9 million increase to additional paid in capital and a charge to interest expense for the incremental fair value of the modification. See Note 6, “Stockholders’ Deficit” for information regarding the fair value measurement of this warrant modification.

On July 26, 2019, one of the holders of $4.7 million principal amount of the 6% Convertibles Notes issued on June 24, 2019, exercised their right to require the Company to redeem such note in whole at a price equal to 125% of the principal amount being redeemed, plus accrued and unpaid interest on such note to the date of repayment. Redemption of such note was initially due on July 30, 2019 and subsequently extended to August 30, 2019. The Company redeemed such note in full on August 30, 2019.

On September 16, 2019, the Company failed to pay an aggregate of $63.6 million of outstanding principal and accrued interest on the Second Exchange Note when due. The failure resulted in an event of default under the Second Exchange Note and also triggered cross-defaults under other debt instruments of the Company which permitted the holders of such indebtedness to accelerate the amounts owing under such instruments. The Company subsequently received waivers from all holders of such other debt instruments to waive the right to accelerate. As a result, the indebtedness with respect to which the Company has obtained such waivers continues to be classified as long-term on the Company’s balance sheet.  The indebtedness reflected by the Second Exchange Note continues to be classified as a current liability on the Company’s balance sheet. In addition, as a result of the payment default, the conversion price of the Second Exchange Note is subject to adjustment in accordance with the terms of the Second Exchange Note.

On November 8, 2019, the Company entered into a Securities Exchange Agreement with certain private investors (the “Investors”), pursuant to which, upon the purchase by the Investors of the Second Exchange Note, the Second Exchange Note would be exchanged for new senior convertible notes with an aggregate principal amount of $66.0 million (see Note 12, “Subsequent Events”). In connection with the entry into the Securities Exchange Agreement, (i) the holder of the Second Exchange Note and the Investors entered into a Securities Purchase Agreement providing for the purchase by the Investors of the Second Exchange Note and (ii)  the Company and the holder of the Second Exchange Note entered into an agreement by which such holder agreed to immediately dismiss its complaint against the Company (see Note 8, “Commitments and Contingencies”) with prejudice upon the purchase of the Second Exchange Note by the Investors.

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

Aprinnova Working Capital Loan

Effective July 31, 2019, the Company and Nikko agreed to extend the term of the Second Aprinnova Note (see Note 5, “Debt” in Part II, Item 8 of the 2018 Form 10-K/A) from August 1, 2019 to August 1, 2020.

LSA Assignment, Amendments and Waivers

On April 4, 2019, the Company and GACP Finance Co., LLC (GACP) amended the Loan and Security Agreement, dated June 29, 2018 (as amended, the LSA), to (i) effective December 31, 2018, eliminate the conditions giving rise to the early maturity date, so that loans under the GACP Term Loan Facilities would have a maturity date of July 1, 2021, (ii) remove certain Company intellectual property related to the Cannabinoid Agreement from the lien granted by the Company to GACP under the LSA, (iii) eliminate the Company’s ability to obtain an incremental term loan facility, (iv) eliminate the Company’s reinvestment rights with respect to mandatory prepayments upon asset sales, (v) restrict the Company’s ability to pay interest and principal on other indebtedness without the consent of GACP, and (vi) provide that the Company must have at all times at least $15 million of unrestricted, unencumbered cash subject to a control agreement in favor of GACP. Also, on April 4, 2019, the Company and GACP entered into a waiver agreement, pursuant to which GACP agreed to waive breaches of certain covenants under the LSA occurring prior to, as of and after December 31, 2018 through April 8, 2019, including covenants related to quarterly minimum revenues, minimum liquidity amounts and a minimum asset coverage ratio. In connection with such waiver, the Company agreed to pay GACP fees of $0.8 million, which the Company paid in April 2019. This waiver fee was recorded as interest expense in the statement of operations in the nine months ended September 30, 2019.

On April 15, 2019, the Company, GACP and Foris Ventures, LLC (Foris), an entity affiliated with director John Doerr of Kleiner Perkins Caufield & Byers, a current stockholder, and an owner of greater than five percent of the Company’s outstanding common stock) entered into a Loan Purchase Agreement, pursuant to which Foris agreed to purchase and assume from GACP, and GACP agreed to sell and assign to Foris, the outstanding loans under the LSA and all documents and assets related thereto. In connection with such purchase and assignment, the Company agreed to repay Foris $2.5 million of the purchase price and accrued interest paid by Foris to GACP (the LSA Obligation). The Company accounted for the LSA Obligation as a debt modification and recorded the $2.5 million fee as additional debt discount to be amortized to interest expense under the effective interest method over the remaining term of the LSA. The closing of the loan purchase and assignment occurred on April 16, 2019.

On August 14, 2019, the Company and Foris entered into an Amendment No 5 and Waiver to the LSA (the LSA Amendment and Waiver), pursuant to which (i) the maturity date of the loans under the LSA was extended from July 1, 2021 to July 1, 2022, (ii) the interest rate for the loans under the LSA was modified from the sum of (A) the greater of (x) the prime rate as reported in the Wall Street Journal or (y) 4.75% plus (B) 9% to the greater of (A) 12% or (B) the rate of interest payable with respect to any indebtedness of the Company, (iii) the amortization of the loans under the LSA was delayed until December 16, 2019, (iv) certain accrued and future interest and agency fee payments under the LSA were delayed until December 16, 2019, (v) certain covenants under the LSA, including related definitions, were amended to provide the Company with greater operational and financial flexibility, including, without limitation, to permit the incurrence of the indebtedness under the Naxyris Loan Facility (as described below) and the granting of liens with respect thereto, subject to the terms of an intercreditor agreement between Foris and Naxyris S.A. (Naxyris) governing the respective rights of the parties with respect to, among other things, the assets securing the Naxyris Loan Agreement (as defined below) and the LSA (the Intercreditor Agreement), (vi) certain outstanding unsecured promissory notes issued by the Company to Foris on April 8, 2019, June 11, 2019, July 10, 2019 and July 26, 2019 (as described in the “Foris Credit Agreements” section above), in an aggregate principal amount of $32.5 million, as well as the $2.5 million LSA Obligation, were added to the loans under the LSA, made subject to the LSA and secured by the security interest in the collateral granted to Foris under the LSA, and such promissory notes and contractual obligation were canceled in connection therewith, and (vii) Foris agreed to waive certain existing defaults under the LSA, including with respect to covenants related to quarterly minimum revenues, minimum liquidity amounts and a minimum asset coverage ratio. After giving effect to the LSA Amendment and Waiver, there is $71.0 million aggregate principal amount of loans outstanding under the LSA. The Company also issued to Foris a warrant (the LSA Warrant) on August 14, 2019 to purchase up to 1.4 million shares of common stock at an exercise price of $2.87 per share, with an exercise term of two years from issuance. The warrant had a fair value of $2.9 million which was measured using a Black-Scholes option pricing model. See Note 6, “Stockholders’ Deficit” for further information regarding the fair value measurement and issuance of this warrant.

Due to multiple changes in key provisions of the LSA from April 15, 2019 through August 14, 2019, the Company analyzed the before and after cash flows resulting from the increased principal balance, decreased interest rate, extended maturity date, waiver of default interest and the fair value of the new LSA Warrant provided to Foris in order to determine if these changes result in a modification or extinguishment of the original LSA. Based on the combined before and after cash flows of the five separate note balances making up the new principal balance of the LSA and the fair value of the LSA warrant, the change in cash flows was not significantly different. Consequently, the LSA Amendment and Waiver was accounting for as a debt modification with the $2.9 million fair value of the LSA Warrant recorded as an increase to additional paid in capital and as a debt discount to be amortized to interest expense under the effective interest method over the remaining term of the LSA.

See Note 12, “Subsequent Events” for more information regarding the LSA.

Naxyris Loan and Security Agreement

On August 14, 2019, the Company, certain of the Company’s subsidiaries (the Subsidiary Guarantors) and, as lender, Naxyris, an existing stockholder of the Company and an investment vehicle owned by Naxos Capital Partners SCA Sicar, which is affiliated with NAXOS S.A.R.L. (Switzerland), for which director Carole Piwnica serves as director, entered into a Loan and Security Agreement (the Naxyris Loan Agreement) to make available to the Company a secured term loan facility in an aggregate principal amount of up to $10.4 million (the Naxyris Loan Facility), which the Company borrowed in full on August 14, 2019. In connection with the funding of the Naxyris Loan Facility, the Company paid Naxyris an upfront fee of $0.4 million.

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

The obligations of the Company under the Naxyris Loan Facility are (i) guaranteed by the Subsidiary Guarantors and (ii) secured by a perfected security interest in substantially all of the assets of the Company and the Subsidiary Guarantors (the Collateral), junior in payment priority to Foris subject to certain limitations and exceptions, as well as the terms of the Intercreditor Agreement.

Mandatory prepayments of the outstanding amounts under the Naxyris Loan Facility will be required upon the occurrence of certain events, including asset sales, a change in control, and the incurrence of additional indebtedness, subject to certain exceptions and reinvestment rights. Outstanding amounts under the Naxyris Loan Facility must also be prepaid to the extent that the borrowing base exceeds the outstanding principal amount of the loans under the Naxyris Loan Facility. In addition, the Company may at its option prepay the outstanding principal amount of the loans under the Naxyris Loan Facility in full before the maturity date. Any prepayment of the loans under the Naxyris Loan Facility prior to the maturity date, whether pursuant to a mandatory or optional prepayment, is subject to a prepayment charge equal to one year’s interest at the then-current interest rate for the Naxyris Loan Facility. Upon any repayment of the loans under the Naxyris loan facility, whether on the maturity date or earlier pursuant to an optional or mandatory prepayment, the Company will pay Naxyris an end of term fee based on a percentage of the aggregate amount borrowed. In addition, (i) the Company will be required to pay a fee equal to 6% of any amount the Company fails to pay within three business days of its due date and (ii) any interest that is not paid when due will be added to principal and will bear compound interest at the applicable rate.

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

The Naxyris Loan Facility also contained a mandatory redemption feature that was not clearly and closely related to the debt host instrument, and thus, required bifurcation and separate accounting as a derivative liability. The embedded feature had an initial fair value of $0.3 million and was recorded as a derivative liability and a debt discount to be amortized to interest expense under the effective interest method over the term of the Naxyris Loan Facility. See Note 3, “Fair Value Measurements” for information regarding the fair value measurement and subsequent accounting for the embedded mandatory redemption feature.

In connection with the entry into the Naxyris Loan Agreement, on August 14, 2019 the Company issued to Naxyris a warrant (the Naxyris LSA Warrant) to purchase up to 2.0 million shares of common stock at an exercise price of $2.87 per share, with an exercise term of two years from issuance. See Note 6, “Stockholders’ Deficit” for information regarding the fair value measurement and issuance of this warrant. The warrant had a $4.0 million Black-Scholes fair value and a $3.0 million relative fair value after allocating the Naxyris Loan Facility proceeds to the $0.3 million fair value of the embedded mandatory redemption feature contained in the Naxyris Loan Facility, and allocating on a residual basis, to the relative fair values of the Naxyris Loan Facility and the Naxyris LSA Warrant. The $3.0 million relative fair value of the Naxyris LSA Warrant was recorded as an increase to additional paid in capital and as a debt discount to be amortized to interest expense under the effective interest method over the term of the Naxyris Loan Agreement.

In addition to the $3.0 million relative fair value of the Naxyris LSA Warrant and the $0.3 million fair value of the embedded mandatory redemption feature, the Naxyris Loan Facility contained $0.4 million original issue discount, $0.5 million mandatory end of term fee and $0.3 million of issuances costs, all totaling $4.5 million. All such amounts were recorded as a debt discount to be amortized as interest expense over the term of the Naxyris Loan Agreement.

See Note 12, “Subsequent Events” for more information regarding the Naxyris Loan Agreement.

August 2019 Foris Credit Agreements

On August 28, 2019, the Company and Foris entered into a credit agreement to make available to the Company an unsecured credit facility in an aggregate principal amount of $19.0 million (the August 2019 Foris Credit Agreement), which the Company borrowed in full on August 28, 2019 and issued to Foris a promissory note in the principal amount of $19.0 million (the August 2019 Foris Note). The August 2019 Foris Note (i) accrues interest at a rate of 12% per annum from and including August 28, 2019, which interest is payable quarterly in arrears on each March 31, June 30, September 30 and December 31, beginning December 31, 2019, and (ii) matures on January 1, 2023. The Company may at its option repay the amounts outstanding under the August

2019 Foris Note before the maturity date, in whole or in part, at a price equal to 100% of the amount being repaid plus accrued and unpaid interest on such amount to the date of repayment.

The August 2019 Foris Note also contained a mandatory redemption feature that was not clearly and closely related to the debt host instrument, and thus, required bifurcation and separate accounting as a derivative liability. The embedded feature had an initial fair value of $0.5 million and was recorded as a derivative liability and a debt discount to be amortized to interest expense under the effective interest method over the term of the August 2019 Foris Note. See Note 3, “Fair Value Measurements” for information regarding the fair value measurement and subsequent accounting for the embedded mandatory redemption feature.

In connection with the entry into the August 2019 Foris Credit Agreement, on August 28, 2019 the Company issued to Foris a warrant (the August 2019 Foris Warrant) to purchase up to 4.9 million shares of Common Stock at an exercise price of $3.90 per share, with an exercise term of two years from issuance in a private placement pursuant to the exemption from registration under Section 4(a)(2) of the Securities Act and Regulation D promulgated under the Securities Act. See Note 6, “Stockholders’ Deficit” for information regarding the fair value measurement and issuance of this warrant. The warrant had a $8.7 million Black-Scholes fair value and a $5.2 million relative fair value after allocating the August 2019 Foris Note proceeds to the $0.5 million fair value of the embedded mandatory redemption feature contained in the August 2019 Foris Note, and allocating on a residual basis, to the relative fair values of the August 2019 Foris Note and the August 2019 Foris Warrant. The $5.2 million relative fair value of the August 2019 Foris Warrant was recorded as an increase to additional paid in capital and as a debt discount to be amortized to interest expense under the effective interest method over the term of the August 2019 Foris Note.

Also, on August 28, 2019 in connection with the entry into the August 2019 Foris Credit Agreement, the Company and Foris amended the warrant to purchase up to 3.9 million shares of common stock issued to Foris on April 26, 2019 to reduce the exercise price of such warrant from $5.12 per share to $3.90 per share, and amended the warrant to purchase up to 0.4 million shares of common stock issued to Foris on May 14, 2019 to reduce the exercise price of such warrant from $4.56 per share to $3.90 per share. The warrant modifications resulted in $1.1 million of incremental value which was recorded as an increase to additional paid in capital and as a debt discount to be amortized to interest expense under the effective interest method over the term of the August 2019 Foris Note. See Note 6, “Stockholders’ Deficit” for additional information regarding the fair value measurement of these warrant modifications.

In addition to the $5.2 million relative fair value of the August 2019 Foris Warrant, the $0.5 million fair value of the embedded mandatory redemption feature, and $1.1 million incremental value related to the warrant modifications, the Company incurred $0.1 million of legal fees in connection the issuing the August 2019 Foris Note. These amounts totaled $6.8 million and were recorded as a debt discount to be amortized as interest expense under the effective interest method over the term of the August 2019 Foris Note.

September 2019 Credit Agreements

On September 10, 2019, the Company entered into separate credit agreements (the Investor Credit Agreements) with each of Schottenfeld Opportunities Fund II, L.P., Phase Five Partners, LP and Koyote Trading, LLC (the Investors) to make available to the Company unsecured credit facilities in an aggregate principal amount of $12.5 million, which the Company borrowed in full on September 10, 2019 and issued to the Investors separate promissory notes in the aggregate principal amount of $12.5 million (the Investor Notes). Each Investor Note (i) accrues interest at a rate of 12% per annum from and including September 10, 2019, which interest is payable quarterly in arrears on each March 31, June 30, September 30 and December 31, beginning December 31, 2019, and (ii) matures on January 1, 2023. The Company may at its option repay the amounts outstanding under the Investor Notes before the maturity date, in whole or in part, at a price equal to 100% of the amount being repaid plus accrued and unpaid interest on such amount to the date of repayment.

The Investor Notes also contained a mandatory redemption feature that was not clearly and closely related to the debt host instrument, and thus, required bifurcation and separate accounting as a derivative liability. The embedded feature had an initial fair value of $0.3 million and was recorded as a derivative liability and a debt discount to be amortized to interest expense under the effective interest method over the term of the Investor Notes. See Note 3, “Fair Value Measurements” for information regarding the fair value measurement and subsequent accounting for the embedded mandatory redemption feature.

In connection with the September 10, 2019 Investor Credit Agreements, the Company issued to the Investors warrants (the September 2019 Investor Warrants) to purchase up to an aggregate of 3.2 million shares of common stock at an exercise price of $3.90 per share, with an exercise term of two years from issuance in a private placement pursuant to the exemption from registration under Section 4(a)(2) of the Securities Act and Regulation D promulgated under the Securities Act. See Note 6, “Stockholders’ Deficit” for information regarding the fair value measurement and issuance of these warrants. The September 2019 Investor

Warrants had a $7.9 million fair value which was recorded as a derivative liability and a debt discount to be amortized to interest expense under the effective interest method over the term of the Investor Notes.

DSM Credit Agreement

On September 17, 2019, the Company and DSM entered into a credit agreement (the 2019 DSM Credit Agreement) to make available to the Company a secured credit facility in an aggregate principal amount of $8.0 million, to be issued in separate installments of $3.0 million, $3.0 million and $2.0 million, respectively, with each installment being subject to certain closing conditions, including the payment of certain existing obligations of the Company to DSM. On September 17, 2019, the Company borrowed the first installment of $3.0 million under the 2019 DSM Credit Agreement, all of which proceeds were used to pay certain existing obligations of the Company to DSM, and issued to DSM a promissory note in the principal amount of $3.0 million. On September 19, 2019, the Company borrowed the second installment of $3.0 million under the 2019 DSM Credit Agreement, all of which proceeds were used to pay certain existing obligations of the Company to DSM, and issued to DSM a promissory note in the principal amount of $3.0 million. On September 23, 2019, the Company borrowed the final installment of $2.0 million under the 2019 DSM Credit Agreement, $1.5 million of which proceeds were used to pay certain existing obligations of the Company to DSM, and issued to DSM a promissory note in the principal amount of $2.0 million. The promissory notes issued under the 2019 DSM Credit Agreement (i) mature on August 7, 2022, (ii) accrue interest at a rate of 12.5% per annum from and including the applicable date of issuance, which interest is payable quarterly in arrears on each January 1, April 1, July 1 and October 1, beginning January 1, 2020, and (iii) are secured by a first-priority lien on certain Company intellectual property licensed to DSM. The Company may at its option repay the amounts outstanding under the 2019 DSM Credit Agreement before the maturity date, in whole or in part, at a price equal to 100% of the amount being repaid plus accrued and unpaid interest on such amount to the date of repayment. In addition, the Company is required to repay the amounts outstanding under the 2019 DSM Credit Agreement (i) in an amount equal to the gross cash proceeds, if any, received by the Company upon the exercise by DSM of any of the common stock purchase warrants issued by the Company to DSM on May 11, 2017 or August 7, 2017 (see Note 7, “Stockholders’ Deficit” in Part II, Item 8 of the 2018 Form 10-K/A) and (ii) in full upon the request of DSM at any time following the receipt by the Company of at least $50.0 million of gross cash proceeds from one or more sales of equity securities of the Company on or prior to June 30, 2020. In connection with issuance of the 2019 DSM Credit Agreement, the Company incurred $0.3 million of legal fees which were recorded as a debt discount to be amortized as interest expense under the effective interest method over the term of the 2019 DSM Credit Agreement.

Ginkgo Note Amendment

On September 29, 2019, in connection with Ginkgo Bioworks, Inc. (Ginkgo) granting certain waivers under the November 2017 Ginkgo Note and the Ginkgo Partnership Agreement (see Note 5, “Debt” and Note 10, "Revenue Recognition" in Part II, Item 8 of the 2018 Form 10-K/A), (i) the Company and Ginkgo amended the November 2017 Ginkgo Note to increase the interest rate from 10.5% per annum to 12% per annum, beginning October 1, 2019 and (ii) the Company agreed to pay Ginkgo a cash waiver fee of $1.3 million, payable in installments on December 15, 2019 and March 31, 2020. The Company accounted for this amendment as a modification and accrued the $1.3 million waiver fee in other current liabilities and a charge to interest expense during the three months ended September 30, 2019.

See Note 12, “Subsequent Events” for information regarding debt transactions subsequent to September 30, 2019.

Future Minimum Payments

Future minimum payments under the Company's debt agreements as of September 30, 2019 are as follows:

(In thousands)	Convertible Notes	Loans Payable and Credit Facilities	Related Party Convertible Notes	Related Party Loans Payable and Credit Facilities	Total
2019 (remaining three months)	$66,506	$2,737	$10,124	$9,955	$89,322
2020	—	9,356	—	21,807	31,163
2021	—	3,342	—	45,963	49,305
2022	—	15,177	—	83,277	98,454
2023	—	12,899	—	19,000	31,899
Thereafter	—	2,268	—	—	2,268
Total future minimum payments	66,506	45,779	10,124	180,002	302,411
Less: amount representing interest	(3,681)	(10,877)	(419)	(46,004)	(60,981)
Less: future conversion of accrued interest to principal	—	—	—	—	—
Present value of minimum debt payments	62,825	34,902	9,705	133,998	241,430
Less: current portion of debt principal	(62,825)	(2,534)	(9,705)	(6,842)	(81,906)
Noncurrent portion of debt principal	$—	$32,368	$—	$127,156	$159,524

5. Mezzanine Equity

Mezzanine equity at September 30, 2019 and December 31, 2018 is comprised of proceeds from shares of common stock sold on May 10, 2016 to the Bill & Melinda Gates Foundation (Gates Foundation). In connection with the stock sale, the Company and the Gates Foundation entered into an agreement under which the Company agreed to expend an aggregate amount not less than the proceeds from the stock sale to develop a yeast strain that produces artemisinic acid and/or amorphadiene at a low cost and to supply such artemisinic acid and amorphadiene to companies qualified to convert artemisinic acid and amorphadiene to artemisinin for inclusion in artemisinin combination therapies used to treat malaria. If the Company defaults in its obligation to use the proceeds from the stock sale as set forth above or defaults under certain other commitments in the agreement, the Gates Foundation will have the right to request that the Company redeem, or facilitate the purchase by a third party, the shares then held by the Gates Foundation at a price per share equal to the greater of (i) the closing price of the Company’s common stock on the trading day prior to the redemption or purchase, as applicable, or (ii) an amount equal to $17.10 plus a compounded annual return of 10%.

As of September 30, 2019, the Company's remaining research and development obligation under this arrangement was $0.5 million.

6. Stockholders' Deficit

Private Placements

On April 16, 2019, the Company sold and issued to Foris 6,732,369 shares of common stock at a price of $2.87 per share, for aggregate proceeds to the Company of $20.0 million (the Foris Investment), as well as a warrant to purchase up to 5.4 million shares of common stock at an exercise price of $2.87 per share, with an exercise term of two years from issuance, in a private placement pursuant to the exemption from registration under Section 4(a)(2) of the Securities Act and Regulation D promulgated under the Securities Act, for aggregate cash proceeds to the Company of $20.0 million. The Company evaluated the warrants for derivative liability treatment and concluded that the instruments met the indexation criteria to be accounted for in equity.

On April 26, 2019, the Company sold and issued (i) 2,832,440 shares of common stock at a price of $5.12 per share, as well as a warrant to purchase up to 4.0 million shares of common stock at an exercise price of $5.12 per share, with an exercise term of two years from issuance, to Foris and (ii) an aggregate of 2,043,781 shares of common stock at a price of $4.02 per share, as well as warrants to purchase up to an aggregate of 1.6 million shares of common stock at an exercise price of $5.02 per share, with an exercise term of two years from issuance, to certain other non-affiliated investors, in each case in private placements pursuant to the exemption from registration under Section 4(a)(2) of the Securities Act and Regulation D promulgated under the Securities Act, for aggregate cash proceeds to the Company of $15.0 million from Foris and and $8.2 million from non-affiliated investors, for a total of $23.2 million. The Company evaluated the warrants for derivative liability treatment and concluded that the instruments met the indexation criteria to be accounted for in equity.

On April 29, 2019, the Company sold and issued (i) 913,529 shares of common stock at a price of $4.76 per share, as well as warrants to purchase up to an aggregate of 1.2 million shares of common stock at an exercise price of $4.76 per share, with an exercise term of two years from issuance, to affiliates of Vivo Capital LLC (Vivo), an entity affiliated with director Frank Kung and which owns greater than five percent of our outstanding common stock and has the right to designate one member of the Company’s Board of Directors) and (ii) an aggregate of 0.3 million shares of common stock at a price of $4.02 per share, as well as warrants to purchase up to an aggregate of 0.3 million shares of common stock at an exercise price of $5.02 per share, with an exercise term of two years from issuance, to certain other non-affiliated investors, in each case in private placements pursuant to the exemption from registration under Section 4(a)(2) of the Securities Act and Regulation D promulgated under the Securities Act, for aggregate cash proceeds to the Company of $4.5 million from Vivo and $1.3 million from non-affiliated investors, for a total of $5.8 million. The Company evaluated the warrants for derivative liability treatment and concluded that the instruments met the indexation criteria to be accounted for in equity.

On May 3, 2019, the Company sold and issued 1.2 million shares of common stock at a price of $4.02 per share, as well as a warrant to purchase up to 1.0 million shares of common stock at an exercise price of $5.02 per share, with an exercise term of two years from issuance, to a non-affiliated investor in a private placement pursuant to the exemption from registration under Section 4(a)(2) of the Securities Act and Regulation D promulgated under the Securities Act, for aggregate cash proceeds to the Company of $5 million. The Company evaluated the warrants for derivative liability treatment and concluded that the instruments met the indexation criteria to be accounted for in equity.

The exercise price of the warrants issued in the foregoing private placements is subject to standard adjustments but does not contain any anti-dilution protection, and the warrants only permit “cashless” or “net” exercise after the six-month anniversary of issuance of the applicable warrant, and only to the extent that there is not an effective registration statement covering the resale of the shares of common stock underlying the applicable warrant. In addition, in connection with the foregoing private placements, the Company agreed not to effect any exercise or conversion of any Company security, and the investors agreed not to exercise or convert any portion of any Company security, to the extent that after giving effect to such exercise or conversion, the applicable investor, together with its affiliates, would beneficially own in excess of 19.99% of the number of shares of common stock outstanding immediately after giving effect to such exercise or conversion, and the warrant contained a similar limitation. The Company is seeking stockholder approval for Foris to exceed such limitation in accordance with Nasdaq rules and regulations at its 2019 annual meeting of stockholders.

August 2013 Financing Convertible Note Conversion into Equity

On July 8, 2019, Wolverine exchanged $5.1 million principal and accrued and unpaid interest related to its August 2013 Financing Convertible Note for 1.8 million shares of common stock and a warrant to purchase 1.1 million shares of common stock in a private exchange pursuant to the exemption from registration under Section 3(a)(9) of the Securities Act. The common stock had a fair value of $5.9 million or $3.30 per share and the warrant had a fair value of $1.9 million. The Company concluded the warrant is a freestanding instrument that is legally detachable and separately exercisable from the convertible note and will be classified in equity as the warrant is both indexed to the Company’s own stock and meets the equity classification criteria. As such, the Company will account for the fair value of the warrant within equity and will not subsequently remeasured to fair value at each reporting period, unless new events trigger a requirement for the warrant to be reclassified to an asset or liability. The fair value of the warrant was measured using the Black-Scholes option pricing model, with the following parameters: stock price $3.33, strike price $2.87, volatility 94%, risk-free interest rate 1.88%, and expected dividend yield 0%. See Note 4, “Debt” for additional information regarding the loss on debt extinguishment.

2014 Rule 144A Convertible Notes Exchanges

On May 10, 2019, the Company exchanged $13.5 million aggregate principal amount of the 2014 Rule 144A Convertible Notes held by certain non-affiliated investors, including accrued and unpaid interest thereon, for an aggregate of 3.5 million shares of common stock and warrants to purchase an aggregate of 1.4 million shares of common stock at an exercise price of $5.02 per share, with an exercise term of two years from issuance, in a private exchange pursuant to the exemption from registration under Section 3(a)(9) of the Securities Act.

On May 14, 2019, the Company exchanged $5.0 million aggregate principal amount of the 2014 Rule 144A Convertible Notes held by Foris, including accrued and unpaid interest thereon, for 1.1 million shares of common stock and a warrant to purchase up to 0.4 million shares of common stock at an exercise price of $4.56 per share, with an exercise term of two years from issuance, in a private exchange pursuant to the exemption from registration under Section 3(a)(9) of the Securities Act. On August 28, 2019, the Company and Foris agreed to reduce the exercise price of such warrant from $4.56 per share to $3.90 per share. See “August 2019 Foris Warrant Issuance” below for additional information.

On May 15, 2019, the Company exchanged $10.0 million aggregate principal amount of the 2014 Rule 144A Convertible Notes held by Maxwell (Mauritius) Pte Ltd for 2.5 million shares of common stock in a private exchange pursuant to the exemption from registration under Section 3(a)(9) of the Securities Act.

The Company issued 7.1 million shares of common stock with a fair value totaling $30.8 million based on the Company's closing stock price at the date of each exchange upon exchange of the 2014 Rule 144A Convertible Notes described above. The Company also issued warrants to purchase a total of 1.7 million shares of common stock with a fair value of $3.8 million. The Company concluded the warrants are freestanding instruments that are legally detachable and separately exercisable from the convertible notes and will be classified in equity as the warrants are both indexed to the Company’s own stock and meet the equity classification criteria. As such, the Company will account for the fair value of the warrants within equity and will not subsequently remeasured to fair value at each reporting period, unless new events trigger a requirement for the warrants to be reclassified to an asset or liability. The warrants were measured using the Black-Scholes option pricing model with the following parameters: stock price $4.27 - $4.54, strike price $4.56 - $5.02, volatility 96%, risk-free interest rate 2.20% - 2.26%, and expected dividend yield 0%. The warrant had a fair value of $5.9 million that was recorded as a loss of debt extinguishment. See Note 4, "Debt" for information about the accounting treatment for this debt exchange and fair value of the warrant.

The exercise price of the warrants issued in the foregoing exchanges is subject to standard adjustments but does not contain any anti-dilution protection, and the warrants only permit “cashless” or “net” exercise after the six-month anniversary of the exercisability of the applicable warrant, and only to the extent that there is not an effective registration statement covering the resale of the shares of common stock underlying the applicable warrant. In addition, (i) the exercisability of the warrant issued to Foris is subject to stockholder approval in accordance with Nasdaq rules and regulations, which the Company is seeking at its 2019 annual meeting of stockholders, and (ii) each other warrant provides that the Company may not effect any exercise of such warrant to the extent that, after giving effect to such exercise, the applicable holder, together with its affiliates, would beneficially own in excess of 4.99% of the number of shares of common stock outstanding after giving effect to such exercise.

Standstill Agreement

In connection with the September 10, 2019 entry into the Investor Credit Agreements discussed in Note 4, “Debt” and the issuance of the September 2019 Investor Warrants discussed in the "Warrant - September 2019 Investor Warrants" section below, the Company and the Investors entered into a Standstill Agreement (the Investor Standstill Agreement), pursuant to which the Investors agreed that, until the earliest to occur of (i) the Investors no longer beneficially owning any shares underlying the warrants, (ii) the Company entering into a definitive agreement involving the direct or indirect acquisition of all or a majority of the Company’s equity securities or all or substantially all of the Company’s assets or (iii) a person or group, with the prior approval of the Company’s Board of Directors (the Board), commencing a tender offer for all or a majority of the Company's equity securities, neither the Investors nor any of their respective affiliates (together, the Investor Group) will (without the prior written consent of the Board), among other things, (i) acquire any loans, debt securities, equity securities, or assets of the Company or any of its subsidiaries, or rights or options with respect thereto, except that the Investor Group shall be permitted to (a) purchase the shares underlying the warrants pursuant to the exercise of the warrants and (b) acquire beneficial ownership of up to 6.99% of the Company's common stock, or (ii) make any proposal, public announcement, solicitation or offer with respect to, or otherwise solicit, seek or offer to effect, or instigate, encourage, or assist any third party with respect to: (a) any business combination, merger, tender offer, exchange offer, or similar transaction involving the Company or any of its subsidiaries; (b) any restructuring, recapitalization, liquidation, or similar transaction involving the Company or any of its subsidiaries; (c) any acquisition of any of the Company’s loans, debt securities, equity securities or assets, or rights or options with respect thereto; or (d) any proposal to seek representation on the Board or otherwise seek to control or influence the management, Board, or policies of the Company, in each case subject to certain exceptions.

Warrants

In connection with various debt and equity transactions (see Note 4, “Debt” above and Note 5, "Debt" and Note 7, “Stockholders’ Deficit” in Part II, Item 8 of the 2018 Form 10-K/A), the Company has issued warrants exercisable for shares of common stock. The following table summarizes warrants activity for the current year interim periods ended September 30, 2019:

Transaction	Outstanding at December 31, 2018	Exercises	Outstanding at March 31, 2019	Additional Warrants Issued	Exercises	Outstanding at June 30, 2019	Additional Warrants Issued	Expiration	Outstanding at September 30, 2019
July 2015 related party debt exchange	663,228	(471,204)	192,024	245,558	(245,558)	192,024	—	—	192,024
July 2015 private placement	81,197	(8,547)	72,650	—	—	72,650	—	—	72,650
February 2016 related party private placement	171,429	—	171,429	—	—	171,429	—	—	171,429
May 2017 cash and dilution warrants	6,292,798	—	6,292,798	4,795,924	(1,924,673)	9,164,049	—	—	9,164,049
August 2017 cash and dilution warrants	3,968,116	—	3,968,116	3,028,983	—	6,997,099	—	—	6,997,099
April 2018 warrant exercise agreements	3,616,174	—	3,616,174	—	—	3,616,174	—	(3,616,174)	—
August 2018 warrant exercise agreements	12,097,164	—	12,097,164	—	—	12,097,164	—	—	12,097,164
April 2019 PIPE warrants	—	—	—	8,084,770	—	8,084,770	—	—	8,084,770
April 2019 Foris warrant	—	—	—	5,424,804	—	5,424,804	—	—	5,424,804
May 2019 6.50% Note Exchange Warrants	—	—	—	1,744,241	—	1,744,241	—	—	1,744,241
May-June 2019 6% Note Exchange Warrants	—	—	—	2,181,818	—	2,181,818	—	—	2,181,818
July 2019 Wolverine warrant	—	—	—	—	—	—	1,080,000	—	1,080,000
August 2019 Foris LSA warrant	—	—	—	—	—	—	1,438,829	—	1,438,829
August 2019 Foris Credit Agreement warrant	—	—	—	—	—	—	4,871,795	—	4,871,795
August 2019 Naxyris LSA warrant	—	—	—	—	—	—	2,000,000	—	2,000,000
September 2019 Investor Credit Agreement warrant	—	—	—	—	—	—	3,205,128	—	3,205,128
Other	1,406	—	1,406	—	—	1,406	—	—	1,406
	26,891,512	(479,751)	26,411,761	25,506,098	(2,170,231)	49,747,628	12,595,752	(3,616,174)	58,727,206

Due to certain down-round adjustments to other equity-related instruments during the three months ended June 30, 2019, approximately 8.1 million shares became available under the May 2017 and August 2017 cash and dilution warrants and the Temasek Funding Warrant (see Note 7, “Stockholders’ Deficit” in Part II, Item 8 of the 2018 Form 10-K/A). Approximately 2.6 million shares were exercised under the May 2017 and August 2017 dilution warrants and the Temasek Funding Warrant during the nine months ended September 30, 2019, which resulted in zero proceeds to the Company. A portion of the warrant exercises occurring during the nine months ended September 30, 2019 was net share settled, and 2.5 million shares were issued upon exercise of warrants during the nine months ended September 30, 2019.

July 2019 Foris Credit Agreement Warrant Modification

In connection with the entry into the July Foris Credit Agreement on July 10, 2019 (see Note 4, “Debt”), the Company and Foris amended a warrant to purchase up to 4.9 million shares of common stock issued to Foris on August 17, 2018 to reduce the exercise price of such warrant from $7.52 per share to $2.87 per share. The warrant modification was measured on a before and after modification basis using a Black-Scholes option pricing model with the following parameters: stock price $3.21, strike price $2.87, volatility 124%, risk-free interest rate 1.82%, term 0.9 years, and expected dividend yield 0%. The warrant had an incremental fair value of $4.0 million, which was accounted for as an increase to additional paid in capital and a debt discount to the $16 million July Foris Notes. See Note 4, “Debt” for additional information regarding the debt discount recorded in connection with the modification of the warrant.

6% Convertible Note Exchange Warrants and Modification

In connection with the May 15, 2019 and June 24, 2019 6% Convertible Note Exchanges (see Note 4, “Debt”), the Company issued warrants to purchase up to 2.0 million and 0.2 million shares of common stock, respectively, at an exercise price of $5.12 per share, with an exercise term of two years from issuance, in private exchanges pursuant to the exemption from registration under Section 3(a)(9) of the Securities Act. The exercise price of the warrants is subject to standard adjustments, but the warrants do not contain anti-dilution protection, and the warrants only permit “cashless” or “net” exercise after the six-month anniversary of issuance, and only to the extent that there is not an effective registration statement covering the resale of the shares of common stock underlying the applicable warrant. In addition, the holders may not exercise the warrants, and the Company may not affect any exercise of the warrants, to the extent that, after giving effect to such exercise, the applicable holder, together with its affiliates, would beneficially own in excess of 4.99% of the number of shares of common stock outstanding after giving effect to such exercise.

The Company concluded the warrants are freestanding instruments that are legally detachable and separately exercisable from the convertible notes and will be classified in equity as the warrants are both indexed to the Company’s own stock and meet the equity classification criteria. As such, the Company will account for the fair value of the warrants within equity and will not subsequently remeasured to fair value at each reporting period, unless new events trigger a requirement for the warrants to be reclassified to an asset or liability. The fair value of the warrants totaled $4.4 million and were measured using the Black-Scholes option pricing model with the following parameters: 94% - 96% volatility, 1.72% - 2.16% risk-free interest rate, $3.55 - $4.39 issuance-date stock price, term 2.0 years, and 0% expected dividend yield. The Company concluded that the $4.4 million fair value of the equity-classified May 15, 2019 and June 24, 2019 warrants should be recorded as an increase to additional paid in capital and a charge to interest expense in the statement of operations at the date of issuance. See Note 4, “Debt” for additional information regarding the accounting for the fair value of these warrants.

Further, on July 24, 2019, Company exchanged the May 15, 2019 warrant to purchase up to 2.0 million shares of common stock, for a new warrant to purchase up to 2.0 million shares of common stock at an exercise price of $2.87 per share, with an exercise term of two years from May 15, 2019 (the Second Exchange Warrant) in a private exchange pursuant to the exemption from registration under Section 3(a)(9) of the Securities Act. The Second Exchange Warrant has substantially identical terms as the original warrant issued on May 15, 2019, except that the exercise price was reduced from $5.12 to $2.87 per share. The warrant modification was measured on a before and after modification basis using a Black-Scholes option pricing model with the following parameters: strike price $2.87, volatility 93%, risk-free interest rate 1.86%, term 1.8 years, and expected dividend yield 0%; and resulted in $0.9 million of incremental fair value. The Company concluded that the increase in the fair value of the Second Exchange Warrant should be recorded as an increase to additional paid in capital and a charge to interest expense in the statement of operations at the date of modification. See Note 4, “Debt” for additional information regarding the charge to interest expense in connection with the fair value of this warrant.

LSA Warrant Issuance

In connection with the entry into the LSA Amendment and Waiver (see Note 4, “Debt”), on August 14, 2019 the Company issued to Foris a warrant to purchase up to 1.4 million shares of Common Stock at an exercise price of $2.87 per share, with an exercise term of two years from issuance. The exercise price of the warrant is subject to standard adjustments but does not contain any anti-dilution protection, and the warrant only permit “cashless” or “net” exercise after the six-month anniversary of issuance, and only to the extent that there is not an effective registration statement covering the resale of the shares of common stock underlying the warrant. Pursuant to the terms of the warrant, Foris may not exercise the LSA Warrant to the extent that, after giving effect to such exercise, Foris, together with its affiliates, would beneficially own in excess of 19.99% of the number of shares of common stock outstanding after giving effect to such exercise, unless the Company has obtained stockholder approval to exceed such limit in accordance with Nasdaq rules and regulations, which the Company is seeking at its 2019 annual meeting of stockholders. The Company concluded the warrant is a freestanding instrument that is legally detachable and separately exercisable from the LSA Amendment and Waiver and will be classified in equity as the warrant is both indexed to the Company’s own stock and meet the equity classification criteria. As such, the Company will account for the fair value of the warrant within equity and will not subsequently remeasured to fair value at each reporting period, unless new events trigger a requirement for the warrants to be reclassified to an asset or liability. The warrant was measured using the Black-Scholes option pricing model with the following parameters: stock price $3.59, strike price $2.87, volatility 94%, risk-free interest rate 1.58%, term 2.0 years, and expected dividend yield 0%. The warrant had a fair value of $2.9 million which was recorded as an increase to additional paid in capital and as a debt discount to be amortized to interest expense under the effective interest method over the remaining term of the LSA. See Note 4, “Debt” for further information regarding the accounting treatment for the fair value of this warrant.

Naxyris LSA Warrant Issuance

In connection with the entry into the Naxyris Loan Agreement (see Note 4, “Debt”), on August 14, 2019 the Company issued to Naxyris a warrant to purchase up to 2.0 million shares of the Company’s common stock, par value $0.0001 per share at an exercise price of $2.87 per share, with an exercise term of two years from issuance. The exercise price of the warrant is subject to standard adjustments and permits “cashless” or “net” exercise any time after issuance. The Company concluded the warrant is a freestanding instrument that is legally detachable and separately exercisable from the Naxyris Loan Facility and will be classified in equity as the warrant is both indexed to the Company’s own stock and meet the equity classification criteria. As such, the Company will account for the fair value of the warrant within equity and will not subsequently remeasured to fair value at each reporting period, unless new events trigger a requirement for the warrants to be reclassified to an asset or liability. The warrant was measured using the Black-Scholes option pricing model with the following parameters: stock price $3.59, strike price $2.87, volatility 94%, risk-free interest rate 1.58%, term 2.0 years, and expected dividend yield 0%. The warrant had a $4.0 million Black-Scholes fair value and a $3.0 million relative fair value after allocating the Naxyris Loan Facility proceeds to the $0.3 million fair value of an embedded mandatory redemption feature contained in the Naxyris Loan Facility, and allocating on a residual basis, to the relative fair values of the Naxyris Loan Facility and the Naxyris LSA Warrant. See Note 4, “Debt” for further information regarding the initial accounting treatment for the embedded mandatory redemption feature and the accounting treatment for the relative fair value of this warrant, and see Note 3, “Fair Value Measurements” for information regarding the fair value measurement and subsequent accounting for the embedded mandatory redemption feature.

August 2019 Foris Warrant Issuance

In connection with the entry into the August 2019 Foris Credit Agreement (see Note 4, “Debt”), on August 28, 2019 the Company issued to Foris a warrant to purchase up to 4.9 million shares of Common Stock at an exercise price of $3.90 per share, with an exercise term of two years from issuance in a private placement pursuant to the exemption from registration under Section 4(a)(2) of the Securities Act and Regulation D promulgated under the Securities Act. The exercise price of the warrant is subject to standard adjustments but does not contain any anti-dilution protection, and the warrant only permits “cashless” or “net” exercise after the six-month anniversary of issuance, and only to the extent that there is not an effective registration statement covering the resale of the shares of common stock underlying the warrant. In addition, Foris may not exercise the warrant to the extent that, after giving effect to such exercise, Foris, together with its affiliates, would beneficially own in excess of 19.99% of the number of shares of common stock outstanding after giving effect to such exercise, unless the Company has obtained stockholder approval to exceed such limit in accordance with Nasdaq rules and regulations, which the Company is seeking at its 2019 annual meeting of stockholders. The Company concluded the warrant is a freestanding instrument that is legally detachable and separately exercisable from the August 2019 Foris Note and will be classified in equity as the warrant is both indexed to the Company’s own stock and meet the equity classification criteria. As such, the Company will account for the fair value of the warrant within equity and will not subsequently remeasured to fair value at each reporting period, unless new events trigger a requirement for the warrants to be reclassified to an asset or liability. The warrant was measured using the Black-Scholes option pricing model with the following parameters: stock price $3.67, strike price $3.90, volatility 94%, risk-free interest rate 1.50%, term 2.0 years, and expected dividend yield 0%. The warrant had a $8.7 million Black-Scholes fair value and a $5.2 million relative fair value after allocating the August 2019 Foris Note proceeds to the $0.5 million fair value of an embedded mandatory redemption feature contained in the August 2019 Foris Note, and allocating on a residual basis, to the relative fair values of the August 2019 Foris Note and the August 2019 Foris Warrant. See Note 4, “Debt” for further information regarding the initial accounting treatment for the embedded mandatory redemption feature and the accounting treatment for the relative fair value of this warrant, and see Note 3, “Fair Value Measurements” for information regarding the fair value measurement and subsequent accounting for the embedded mandatory redemption feature.

Also, on August 28, 2019 in connection with the entry into the August 2019 Foris Credit Agreement, the Company and Foris amended the warrant to purchase up to 3.9 million shares of common stock issued to Foris on April 26, 2019 to reduce the exercise price of such warrant from $5.12 per share to $3.90 per share, and amended the warrant to purchase up to 0.4 million shares of common stock issued to Foris on May 14, 2019 to reduce the exercise price of such warrant from $4.56 per share to $3.90 per share (see above under “Private Placements” for more information regarding these warrants). The warrant modifications were measured on a before and after modification basis using a Black-Scholes option pricing model with the following parameters: stock price $3.67, strike price $3.90, volatility 98% - 100%, risk-free interest rate 1.50%, term 1.7 years, and expected dividend yield 0%, resulting in $1.1 million of incremental fair value, which was accounted for as an increase to additional paid in capital and a debt discount to the $19 million August 2019 Foris Note. See Note 4, “Debt” for additional information regarding the debt discount recorded in connection with the modification of these warrants.

September 2019 Investor Warrants Issuance

In connection with the entry into the Investor Credit Agreements (see Note 4, “Debt”), on September 10, 2019, the Company issued to the Investors warrants (the Investor Warrants) to purchase up to an aggregate of 3.2 million shares of common stock at an exercise price of $3.90 per share, with an exercise term of two years from issuance in a private placement pursuant to the exemption from registration under Section 4(a)(2) of the Securities Act and Regulation D promulgated under the Securities Act. The exercise price of the warrants is subject to standard adjustments but does not contain any anti-dilution protection, and the warrants only permit “cashless” or “net” exercise after the six-month anniversary of issuance of the applicable warrant, and only to the extent that there is not an effective registration statement covering the resale of the shares of common stock underlying the applicable warrant. In addition, no Investor may exercise its warrant to the extent that, after giving effect to such exercise, such Investor, together with its affiliates, would beneficially own in excess of 9.99% of the number of shares of common stock outstanding after giving effect to such exercise. In addition, the Company agreed to file a registration statement providing for the resale by the Investors of the shares of common stock underlying the warrants with the SEC within 60 days following the date of the issuance of the warrants and to use commercially reasonable efforts to (i) cause such registration statement to become effective within 120 days following the date of the issuance of the warrants and (ii) keep such registration statement effective until the Investors no longer beneficially own any such shares of common stock or such shares of common stock are eligible for resale under Rule 144 under the Securities Act without regard to volume limitations. If the Company fails to file the registration statement by the filing deadline or the registration statement is not declared effective by the effectiveness deadline, or the Company fails to maintain the effectiveness of the registration statement as required by the warrants, then the exercise price of the warrants will be reduced by 10%, and by an additional 5% if such failure continues for longer than 90 days, subject to an exercise price floor of $3.31 per share, provided that upon the cure by the Company of such failure, the exercise price of the warrants will revert to $3.90 per share.

The Company concluded the Investor Warrants are freestanding instruments that are legally detachable and separately exercisable from the Investor Notes and should be classified and accounted for as a liability because the warrants contain certain price and share count adjustment protection and other modification protection provisions that cause the warrants to not meet the fixed-for-fixed criterion, and thus, are not considered indexed to the Company’s stock. As such, the Company has accounted for the Investor Warrants as a liability and will subsequently remeasure to fair value at each reporting period with changes in fair value recorded in the statement of operations. The warrants were measured using the Black-Scholes option pricing model with the following parameters as of the September 10, 2019 issuance date and September 30, 2019 balance sheet date, respectively: stock price $4.56 and $4.76, strike price $3.90, volatility 94% and 95%, risk-free interest rate 1.67% and 1.63%, term 2.0 years, and expected dividend yield 0%. The warrants had an initial fair value of $7.9 million and was recorded as a derivative liability and debt discount to be amortized to interest expense under the effective interest method over the term of the Investor Notes; at September 30, 2019, the fair value of the warrants was $8.3 million. See Note 4, “Debt” for further information regarding the initial accounting treatment for this liability classified warrant and see Note 3, “Fair Value Measurements” for information regarding the subsequent fair value measurement.

See Note 12, “Subsequent Events” for information regarding warrant issuances subsequent to September 30, 2019.

7. Loss per Share

For the three and nine months ended September 30, 2019 and September 30, 2018, basic loss per share was the same as diluted loss per share, because the inclusion of all potentially dilutive securities outstanding was antidilutive.

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

The following table presents the calculation of basic and diluted loss per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except shares and per share amounts)	2019	2018	2019	2018
Numerator:
Net loss attributable to Amyris, Inc.	$(59,562)	$(74,453)	$(163,893)	$(181,637)
Less: deemed dividend to preferred shareholder on issuance and modification of common stock warrants	—	—	(34,964)	—
Less: deemed dividend related to proceeds discount and issuance costs upon conversion of Series D preferred stock	—	(6,852)	—	(6,852)
Less: losses allocated to participating securities	1,655	4,491	6,233	12,824
Net loss attributable to Amyris, Inc. common stockholders	$(57,907)	$(76,814)	$(192,624)	$(175,665)
	—	—	—	—
Denominator:
Weighted-average shares of common stock outstanding used in computing net loss per share of common stock, basic and diluted	103,449,612	60,966,071	91,344,150	55,735,571
Loss per share attributable to common stockholders, basic and diluted	$(0.56)	$(1.26)	$(2.11)	$(3.15)

The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted loss per share of common stock because including them would have been antidilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Period-end stock options to purchase common stock	5,398,834	5,449,701	5,398,834	5,449,701
Convertible promissory notes(1)	14,259,214	9,397,134	14,259,214	9,397,134
Period-end common stock warrants	52,612,330	25,986,432	52,612,330	25,986,432
Period-end restricted stock units	4,543,190	5,324,092	4,543,190	5,324,092
Period-end preferred stock	2,955,732	2,955,732	2,955,732	2,955,732
Total potentially dilutive securities excluded from computation of diluted loss per share	79,769,300	49,113,091	79,769,300	49,113,091
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

On April 3, 2019, a securities class action complaint was filed against Amyris and our CEO, John G. Melo, and former CFO (and current Chief Business Officer), Kathleen Valiasek, in the U.S. District Court for the Northern District of California. The complaint seeks unspecified damages on behalf of a purported class that would comprise all persons and entities that purchased or otherwise acquired our securities between March 15, 2018 and March 19, 2019. The complaint alleges securities law violations based on statements and omissions made by the Company during such period. Subsequent to the filing of the securities class action complaint described above, on June 21, 2019 and October 1, 2019, respectively, two separate purported shareholder derivative complaints were filed in the U.S. District Court for the Northern District of California (Bonner v. Doerr, et al., Case No. 4:19-cv-03621 and Carlson v. Doerr, et al., Case No. 4:19-cv-06230) based on similar allegations to those made in the securities class action complaint described above. On October 18, 2019, the first of these derivative cases was dismissed. The remaining derivative complaint names Amyris, Inc. as a nominal defendant and certain of the Company’s current and former officers and directors as additional defendants. The derivative lawsuit seeks to recover, on the Company's behalf, unspecified damages purportedly sustained by the Company in connection with allegedly misleading statements and omissions made in connection with the Company’s securities filings. The derivative complaint also seeks a series of changes to the Company’s corporate governance policies, restitution to the Company from the individual defendants, and an award of attorneys’ fees. This case is in the initial pleadings stage. The Company believes that complaint lacks merit, and intends to defend itself vigorously. Given the early stage of these proceedings, it is not yet possible to reliably determine any potential liability that could result from these matters.

On November 1, 2019 CVI Investments, Inc. (“CVI”) filed a complaint against the Company in the United States District Court for the Southern District of New York. The complaint contained causes of action for breach of contract and declaratory judgment. Both causes of action arise out of the Company’s alleged failure to issue shares under a Senior Convertible Note originally issued by the Company to CVI in December 2018 (the “Note”). Under the Note, as modified in two subsequent amendments (See Note 4,  Debt, 6% Convertible Notes Exchanges), the Company would repay in cash or common stock over time with interest and certain other charges. Through the complaint, CVI sought to convert certain amounts owed under the Note into shares of the Company’s common stock. The complaint was never served on the Company. On November 8, 2019 the Company and CVI entered into an agreement by which CVI agreed to immediately dismiss its complaint with prejudice upon the satisfaction by the Company of all amounts due under the Note pursuant to the Second Note Exchange Agreement.

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

9. Revenue Recognition and Contract Assets and Liabilities

Disaggregation of Revenue

The following table presents revenue by major product and service, as well as by primary geographical market, based on the location of the customer:

	Three Months Ended September 30,
(In thousands)	2019				2018
	Renewable Products	Licenses and Royalties	Grants and Collaborations	Total	Renewable Products	Licenses and Royalties	Grants and Collaborations	Total
Europe	$2,609	$2,305	$1,354	$6,268	$1,176	$142	$3,909	$5,227
United States	9,927	—	9,114	19,041	4,883	—	625	5,508
Asia	2,398	—	4,789	7,187	3,544	—	—	3,544
South America	2,272	—	28	2,300	36	—	—	36
Other	157	—	—	157	—	—	—	—
	$17,363	$2,305	$15,285	$34,953	$9,639	$142	$4,534	$14,315

	Nine Months Ended September 30,
(In thousands)	2019				2018
	Renewable Products	Licenses and Royalties	Grants and Collaborations	Total	Renewable Products	Licenses and Royalties	Grants and Collaborations	Total
Europe	$7,565	$43,387	$6,180	$57,132	$6,597	$7,584	$11,725	$25,906
United States	22,806	—	16,015	38,821	9,184	—	6,457	15,641
Asia	8,015	—	5,038	13,053	5,335	—	—	5,335
South America	2,787	—	34	2,821	251	—	—	251
Other	194	—	—	194	100	—	—	100
	$41,367	$43,387	$27,267	$112,021	$21,467	$7,584	$18,182	$47,233

Significant Revenue Agreements During the Nine Months Ended September 30, 2019

Cannabinoid Agreement

On May 2, 2019, the Company consummated a research, collaboration and license agreement (the Cannabinoid Agreement) with LAVVAN, Inc., a newly formed investment-backed company (Lavvan), for up to $300 million to develop, manufacture and commercialize cannabinoids, subject to certain closing conditions. Under the agreement, the Company would perform research and development activities and Lavvan would be responsible for the manufacturing and commercialization of the cannabinoids developed under the agreement. The Cannabinoid Agreement is being principally funded on a milestone basis, with the Company also entitled to receive certain supplementary research and development funding from Lavvan. The Company could receive aggregate funding of up to $300 million over the term of the Cannabinoid Agreement if all of the milestones are achieved. Additionally, the Cannabinoid Agreement provides for profit share to the Company on Lavvan's gross profit margin once products are commercialized; these payments will be due for the next 20 years. On May 2, 2019, the parties consummated the transactions contemplated by the Cannabinoid Agreement, including the formation of a special purpose entity to hold certain intellectual property created during the collaboration (the Cannabinoid Collaboration IP), the licensing of certain Company intellectual property to Lavvan, the licensing of the Cannabinoid Collaboration IP to the Company and Lavvan, and the granting by the Company to Lavvan of a lien on the Company background intellectual property being licensed to Lavvan under the Cannabinoid Agreement, which lien would be subordinated to the lien on such intellectual property under the LSA (see Note 5, “Debt” in Part II, Item 8 of the 2018 Form 10-K/A).

The Cannabinoid Agreement is accounted for as a revenue contract under ASC 606, with the total transaction price estimated and updated on a quarterly basis, subject to the variable consideration constraint guidance in ASC 606 using the most likely outcome method to estimate the variable consideration associated with the identified performance obligations, which the Company concluded to be research and development services. The Company estimated the total unconstrained transaction price to be $135 million, based on a high probability of achieving certain underlying milestones. As of September 30, 2019, the Company has constrained $165 million of variable consideration related to milestones that have not met the criteria under ASC 606 necessary to be included in the transaction price. The Company determined the performance obligation is delivered over time and that revenue recognition is based on an input measure of progress of hours incurred compared to total estimated hours to be incurred (i.e., proportional performance). Estimates of variable consideration are updated quarterly, with cumulative adjustments to revenue recorded as necessary. The Company recognized $8.2 million and $11.7 million of collaboration revenue under the Cannabinoid Agreement for the three and nine months ended September 30, 2019 based on proportional performance delivered to date. At September 30, 2019, $1.7 million of the $11.7 million of collaboration revenues recognized in the nine months ended September 30, 2019 was recorded as a contract asset. See the "Contract Assets and Liabilities" section below for further information regarding this contract asset.

DSM Agreements

On April 16, 2019, the Company assigned to DSM, and DSM assumed, all of the Company’s rights and obligations under the December 2017 DSM Value Sharing Agreement, as amended, for aggregate consideration to the Company of $57.0 million, which included $7.4 million of the third and final annual royalty payment due under the original agreement received on March 29, 2019 (see Note 10, "Revenue Recognition" in Part II, Item 8 of the 2018 Form 10-K/A). On April 16, 2019, the Company received net cash of $21.7 million, with the remaining $27.9 million used by the Company to offset past due trade payables (including interest) under the 2017 Supply Agreement, the obligation under the November 2018 Securities Purchase Agreement, and manufacturing capacity fees under the provisions of Amendment No. 1 to the 2017 Supply Agreement (see Note 11, "Related Party Transactions" in Part II, Item 8 of the 2018 Form 10-K/A). The original Value Sharing Agreement was accounted for as a single performance obligation in connection with a license with fixed and determinable consideration and variable consideration that was accounted for pursuant to the sales-based royalty scope exception. The April 16, 2019 assignment of the Value Sharing Agreement was accounted for as a contract modification under ASC 606, resulting in additional fixed and determinable consideration of $37.1 million and variable consideration of $12.5 million in the form of a stand ready refund obligation. The effect of the contract modification on the transaction price, and on the Company’s measure of progress toward complete satisfaction of the performance obligation, was recognized as an adjustment to revenue at the date of the contract modification on a cumulative catch-up basis. As a result, the Company recognized $37.1 million of licenses and royalties revenue in the nine months ended September 30, 2019, due to fully satisfying the performance obligation. The $12.5 million of prepaid variable consideration is recorded as a refund liability in other noncurrent liabilities and represents a stand ready obligation to refund some or all of the $12.5 million prepaid consideration if certain criteria outlined in the assignment agreement is not met before December 2021. The Company will update its assessment of amounts it expects to be entitled to keep at the end of each reporting period, by reducing the refund liability and recording additional license and royalty revenue as the criteria is met. The Company also recognized $3.6 million of previously deferred revenue under the December 2017 DSM Value Sharing Agreement, as the remaining underlying performance obligation was fully satisfied through the April 16, 2019 assignment of the Value Sharing Agreement to DSM.

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

In connection with the significant revenue agreements discussed above and others previously disclosed (see Note 10, “Revenue Recognition” in Part II, Item 8 of the 2018 Form 10-K/A), the Company recognized the following revenues for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,
(In thousands)	2019				2018
	Renewable Products	Licenses and Royalties	Grants and Collaborations	Total	Renewable Products	Licenses and Royalties	Grants and Collaborations	Total
DSM - related party	$—	$—	$844	$844	$—	$(39)	$1,197	$1,158
Givaudan	3,312	—	—	3,312	525	—	1,500	2,025
Firmenich	4,556	2,305	400	7,261	903	181	1,212	2,296
Lavvan	—	—	8,238	8,238	—	—	—	—
Subtotal revenue from significant revenue agreements	7,868	2,305	9,482	19,655	1,428	142	3,909	5,479
Revenue from all other customers	9,495	—	5,803	15,298	8,211	—	625	8,836
Total revenue from all customers	$17,363	$2,305	$15,285	$34,953	$9,639	$142	$4,534	$14,315

	Nine Months Ended September 30,
(In thousands)	2019				2018
	Renewable Products	Licenses and Royalties	Grants and Collaborations	Total	Renewable Products	Licenses and Royalties	Grants and Collaborations	Total
DSM - related party	$2	$40,302	$3,886	$44,190	$—	$7,366	$3,667	$11,033
Givaudan	6,127	—	—	6,127	3,710	—	4,358	8,068
Firmenich	6,439	3,085	1,413	10,937	1,110	218	3,698	5,026
Lavvan	—	—	11,742	11,742	—	—	—	—
Subtotal revenue from significant revenue agreements	12,568	43,387	17,041	72,996	4,820	7,584	11,723	24,127
Revenue from all other customers	28,799	—	10,226	39,025	16,647	—	6,459	23,106
Total revenue from all customers	$41,367	$43,387	$27,267	$112,021	$21,467	$7,584	$18,182	$47,233

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

Contract Balances

The following table provides information about accounts receivable, contract liabilities and refund liability from contracts with customers:

(In thousands)	September 30, 2019	December 31, 2018
Accounts receivable, net	$17,072	$16,003
Accounts receivable - related party, net	$3,692	$1,349
Contract assets	$2,567	$—
Accounts receivable, unbilled - related party	$—	$8,021
Accounts receivable, unbilled, noncurrent - related party	$1,203	$1,203
Contract liabilities, current	$4,737	$8,236
Contract liabilities, noncurrent(1)	$1,449	$1,587
Refund liability - related party	$12,500	$—

(1)As of September 30, 2019 and December 31, 2018, contract liabilities, noncurrent is presented in Other Noncurrent Liabilities in the condensed consolidated balance sheets.

Accounts receivable, unbilled - related party decreased from December 31, 2018 to September 30, 2019, primarily as the result of issuing an $8.0 million invoice and receiving early payment from DSM in April 2019 for the final installment of the December 2017 minimum guaranteed value share payments originally due on December 31, 2019. The Company received a $7.4 million cash payment in April 2019 and the $0.6 million difference between the original amount due and the $7.4 million cash payment was recorded as a $0.4 million reduction of royalty revenue during the quarter and a $0.2 million charge to interest expense. The contract asset balance at September 30, 2019 consists of $1.7 million related to the Lavvan collaboration agreement and $0.8 million related to the Yifan collaboration agreements (see Note 10, "Revenue Recognition" in Part II, Item 8 of the 2018 Form 10-K/A for information regarding the Yifan collaboration agreements), for which the Company does not yet have the contractual right to bill.

Remaining Performance Obligations

The following table provides information regarding the estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) based on the Company's existing agreements with customers as of September 30, 2019.

(In thousands)	As of September 30, 2019
Remaining 2019	$12,523
2020	77,029
2021	48,354
2022 and thereafter	333
Total from all customers	$138,239

In accordance with the disclosure provisions of ASC 606, the table above excludes estimated future revenues for performance obligations that are part of a contract that has an original expected duration of one year or less or a performance obligation with variable consideration that is recognized using the sales-based royalty exception for licenses of intellectual property. Additionally, approximately $180.9 million of estimated future revenue is excluded from the table above, as that amount represents constrained variable consideration.

10. Related Party Transactions

Related Party Debt

See Note 4, "Debt" above for related party debt as of September 30, 2019 and December 31, 2018.

Related Party Accounts Receivable and Unbilled Receivables

Related party accounts receivable and unbilled receivables as of September 30, 2019 and December 31, 2018 were as follows:

(In thousands)	September 30, 2019	December 31, 2018
Related party accounts receivable:
DSM	$3,692	$1,071
Novvi	—	188
Total	—	90
	$3,692	$1,349
Related party accounts receivable, unbilled, current:
DSM	$—	$8,021
Related party accounts receivable, unbilled, noncurrent:
DSM	$1,203	$1,203

11. Stock-based Compensation

The Company’s stock option activity and related information for the nine months ended September 30, 2019 was as follows:

	Quantity of Stock Options	Weighted- average Exercise Price	Weighted-average Remaining Contractual Life, in Years	Aggregate Intrinsic Value, in Thousands
Outstanding - December 31, 2018	5,390,270	$11.55	8.5	$29
Granted	270,633	$3.67
Exercised	(3,612)	$5.48
Forfeited or expired	(251,557)	$18.00
Outstanding - September 30, 2019	5,405,734	$10.57	8.1	$705
Vested or expected to vest after September 30, 2019	4,781,072	$11.28	8.0	$682
Exercisable at September 30, 2019	1,247,627	$28.74	6.3	$416

The Company’s restricted stock units (RSUs) activity and related information for the nine months ended September 30, 2019 was as follows:

	Quantity of Restricted Stock Units	Weighted-average Grant-date Fair Value	Weighted-average Remaining Contractual Life, in Years
Outstanding - December 31, 2018	5,294,803	$5.50	1.7
Awarded	1,148,866	$3.73
RSUs released	(1,389,466)	$4.98
RSUs forfeited	(511,013)	$4.91
Outstanding - September 30, 2019	4,543,190	$5.07	1.5
Vested or expected to vest after September 30, 2019	4,196,792	$5.08	1.4

Stock-based compensation expense related to employee and non-employee options, RSUs and ESPP during the three and nine months ended September 30, 2019 and 2018 was allocated to research and development expense and sales, general and administrative expense as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2019	2018	2019	2018
Research and development	$663	$495	$2,002	$1,191
Sales, general and administrative	2,571	2,442	8,058	4,924
Total stock-based compensation expense	$3,234	$2,937	$10,060	$6,115

As of September 30, 2019, there was unrecognized compensation expense of $24.9 million related to stock options and RSUs. The Company expects to recognize this expense over a weighted-average period of 2.8 years.

Evergreen Shares for 2010 Equity Incentive Plan and 2010 Employee Stock Purchase Plan

In February 2019, the Board approved increases to the number of shares available for issuance under the Company's 2010 Equity Incentive Plan (the Equity Plan) and 2010 Employee Stock Purchase Plan (the Purchase Plan). These shares in connection with the Equity Plan represented an automatic annual increase in the number of shares available for grant and issuance under the Equity Plan of 3,828,241 shares. This increase is equal to approximately 5.0% of the 76,564,829 total outstanding shares of the Company’s common stock as of December 31, 2018. This automatic increase was effective as of January 1, 2019. These shares in connection with the Purchase Plan represented an automatic annual increase in the number of shares reserved for issuance under the Purchase Plan of 383,824 shares. This increase is equal to approximately 0.5% of the 76,564,829 total outstanding shares of the Company’s common stock as of December 31, 2018. This automatic increase was effective as of January 1, 2019.

12. Subsequent Events

LSA Amendments, Additional Loan and Warrant Issuance

On October 10, 2019, the Company, the Subsidiary Guarantors and Foris entered into Amendment No. 6 to the LSA (the October 2019 LSA Amendment), pursuant to which the maximum loan commitment of Foris under the LSA (see Note 4, “Debt”) was increased by $10.0 million. In connection with the entry into the October 2019 LSA Amendment, on October 11, 2019, the Company borrowed an additional $10.0 million from Foris under the LSA (the October 2019 LSA Loan), which loan is subject to the terms and provisions of the LSA, including the lien on substantially all of the assets of the Company and the Subsidiary Guarantors. After giving effect to the LSA Loan, there is $81.0 million aggregate principal amount of loans outstanding under the LSA.

Also, in connection with the entry into the October 2019 LSA Amendment, on October 11, 2019 the Company issued to Foris a warrant to purchase up to 2.0 million shares of common stock, at an exercise price of $2.87 per share, with an exercise term of two years from issuance (the October 2019 Foris Warrant). Pursuant to the terms of the October 2019 Foris Warrant, Foris may not exercise the October 2019 Foris Warrant to the extent that, after giving effect to such exercise, Foris, together with its affiliates, would beneficially own in excess of 19.99% of the number of shares of Common Stock outstanding after giving effect to such exercise, unless the Company has obtained stockholder approval to exceed such limit, which the Company is seeking at its 2019 annual meeting of stockholders. The October 2019 Foris Warrant was issued in a private placement pursuant to the exemption from registration under Section 4(a)(2) of the Securities Act and Regulation D promulgated under the Securities Act.

On October 28, 2019, the Company, the Subsidiary Guarantors and Foris entered into an amended and restated LSA (as amended and restated, the A&R LSA), pursuant to which, among other things, certain covenants and related definitions were amended to permit the incurrence of the indebtedness under the October 2019 Naxyris Loan (as defined below), subject to the terms of an amended and restated intercreditor agreement, dated October 28, 2019, between Foris and Naxyris governing the respective rights of the parties with respect to, among other things, the assets securing the A&R Naxyris LSA (as defined below) and the A&R LSA, and additional covenants were added relating to, among other things, maintenance of intellectual property, compliance with laws, delivery of reports and repayment of indebtedness.

Series B Preferred Stock Beneficial Ownership Limitation

On October 24, 2019, the Company filed a certificate of amendment (the Certificate of Amendment) to the Certificate of Designation (the Certificate of Designation) relating to the Company’s Series B 17.38% Convertible Preferred Stock, par value $0.0001 per share (the Series B Preferred Stock), with the Secretary of State of Delaware. The Company had originally filed the Certificate of Designation on May 8, 2017, pursuant to which the conversion of the Series B Preferred Stock was subject to a beneficial ownership limitation of 4.99%, or such other percentage as determined by the holder, not to exceed 9.99% of the number of shares of the Company’s common stock outstanding after giving effect to such conversion (the Beneficial Ownership Limitation). In addition, pursuant to the Certificate of Designation, each share of Series B Preferred Stock automatically converted on October 9, 2017, subject to the Beneficial Ownership Limitation.

Pursuant to the Certificate of Amendment, the Beneficial Ownership Limitation was eliminated, permitting the conversion of any outstanding shares of Series B Preferred Stock, the conversion of which was previously prevented by the Beneficial Ownership Limitation. As such, on October 24, 2019, the remaining 6,376.28 shares of Series B Preferred Stock, which were all held by Foris, automatically converted into 1.0 million shares of the Company’s common stock, including the related Make-Whole shares (see Note 7, “Stockholders’ Deficit” in Part II, Item 8 of the 2018 Form 10-K/A).

Naxyris LSA Amendment

On October 28, 2019, the Company, the Subsidiary Guarantors and Naxyris amended and restated the Naxyris Loan Agreement (as amended and restated, the A&R Naxyris LSA), pursuant to which the maximum loan commitment of Naxyris under the Naxyris Loan Facility (see Note 4, “Debt”) was increased by $10.4 million. In connection with the entry into the A&R Naxyris LSA, on October 29, 2019, the Company borrowed an additional $10.4 million from Naxyris under the A&R Naxyris LSA (the October 2019 Naxyris Loan), which loan is subject to the terms and provisions of the A&R Naxyris LSA, including the lien on substantially all of the assets of the Company and the Subsidiary Guarantors. In connection with the funding of the October 2019 Naxyris Loan, the Company paid Naxyris an upfront fee of $0.4 million. After giving effect to the October 2019 Naxyris LSA Loan, there is $20.9 million aggregate principal amount of loans outstanding under the A&R Naxyris LSA.

Also, in connection with the entry into the A&R Naxyris LSA, on October 28, 2019 the Company issued to Naxyris a warrant to purchase up to 2.0 million shares of common stock, at an exercise price of $3.87 per share, with an exercise term of two years from issuance (the Naxyris October 2019 Warrant). The Naxyris October 2019 Warrant was issued in a private placement pursuant to the exemption from registration under Section 4(a)(2) of the Securities Act, and Regulation D promulgated under the Securities Act.

Second Exchange Note Exchange Agreement

On November 8, 2019, the Company entered into a Securities Exchange Agreement with certain private investors, pursuant to which, upon the purchase by the investors of the Second Exchange Note (see Note 4, “Debt”) from its current holder, the Second Exchange Note would be exchanged for new senior convertible notes with an aggregate principal amount of $66.0 million (the “New Notes”) that (i) bear interest at 5% per annum, which interest is payable monthly in arrears beginning February 1, 2020, in either cash or, at the Company’s option, subject to the satisfaction of certain equity conditions, in shares of common stock at a discount to the then-current market price, subject to a price floor (the “Installment Conversion Price”), (ii) are convertible into shares of the Company’s common stock at an initial conversion price of $5.00 per share, and (iii) mature on September 30, 2022, in a private exchange pursuant to the exemption from registration under Section 3(a)(9) of the Securities Act. The New Notes will be payable in monthly installments beginning February 1, 2020 in either cash or, at the Company’s option, subject to the satisfaction of certain equity conditions, in shares of common stock at the Installment Conversion Price. Each installment payment will reduce the principal amount under the New Notes by 90% of the amount of such installment payment.

The New Notes contain customary terms and covenants, including (i) a restriction on the Company’s ability to incur additional indebtedness, (ii) covenants related to minimum revenue, liquidity, financing activity and the conversion or exchange of existing indebtedness into equity, (iii) certain events of default, after which the holders may (A) require the Company to redeem all or any portion of their New Notes in cash at a price equal to 115% of the amount being redeemed and (B) convert all or any portion of their New Notes at a discount to the Installment Conversion Price and (iv) certain other events, after which the holders may convert all or any portion of their New Notes at a discount to the Installment Conversion Price.

The Company may at its option redeem the New Notes, in full, at a price equal to 115% of the greater of (A) the principal amount of the New Notes being redeemed and (B) the intrinsic value of the shares of Common Stock underlying the principal amount of the New Notes being redeemed. In addition, the Company is required to (i) redeem the New Notes in an aggregate amount of $10.0 million following the receipt by the Company of at least $75.0 million of aggregate net cash proceeds from one or more financing transactions, at a price equal to 110% of the amount being redeemed and (ii) redeem the New Notes in an aggregate amount of $10.0 million on December 31, 2019, at a price equal to 110% of the amount being redeemed, in each case unless such redemption is deferred by the holder.

The issuance of shares upon conversion of the New Notes or otherwise is limited by (i) a 4.99% beneficial ownership limitation, and (ii) the limitation imposed by Nasdaq Listing Standard Rule 5635(d), unless the Company’s obtains stockholder approval to exceed such limit. Under the New Notes, the Company will agree to use commercially reasonable efforts to obtain such approval on or prior to May 31, 2020.

The Securities Exchange Agreement prohibits the Company, subject to certain exceptions, from (i) disposing of any common stock or securities convertible into or exchangeable for shares of common stock from the date of the Securities Exchange Agreement through 90 days after the closing of the exchange and (ii) effecting or entering into an agreement to effect a variable rate transaction while the New Notes are outstanding.

The closing of the issuance and sale of the New Notes is expected to occur on or about November 12, 2019, subject to customary closing conditions, including the purchase by the investors of the Second Exchange Note.

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

Also, in May 2019, we consummated a research, collaboration and license agreement with LAVVAN, Inc., a newly formed investment-backed company (Lavvan), for up to $300 million to develop, manufacture and commercialize cannabinoids. Under the Cannabinoid Agreement, we would perform research and development activities and Lavvan would be responsible for the commercialization of the cannabinoids developed under the agreement. The Cannabinoid Agreement is being principally funded on a milestone basis, with Amyris also entitled to receive certain supplementary research and development funding from Lavvan. We could receive aggregate funding of up to $300 million over the term of the Cannabinoid Agreement if all of the milestones are achieved. Additionally, the Cannabinoid Agreement provides for profit share to Amyris on Lavvan's gross profit margin once products are commercialized; these payments will be due for the next 20 years.

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

As part of the DSM acquisition in 2017 of our farnesene for Vitamin E business, we would receive a royalty payment on certain sales by Nenter & Co., Inc. of Vitamin E utilizing farnesene produced and sold by DSM from our technology. In addition, DSM would be obligated to pay us minimum royalties totaling $18.1 million for 2019 and 2020, of which we received $9.3 million as a discounted accelerated payment (from an original payment amount of $10.0 million) during 2018. In April 2019, we assigned the right to receive such royalty payments to DSM for total consideration of $57 million, which included $7.4 million for early payment of the third and final annual royalty payment due under the original Value Sharing Agreement. See Note 9, "Revenue Recognition", in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.

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

•
The identification and valuation of freestanding and embedded derivatives, which impacts gains or losses on such derivatives, the carrying value of debt, preferred stock, interest expense and deemed dividends; and

•	The valuation of debt for which we have elected fair value accounting.

For more information about our critical accounting estimates and policies, see Note 1, "Basis of Presentation and Summary of Significant Accounting Policies" in Part I, Item 1 of this Quarterly Report on Form 10-Q and in Part II, Item 8 of the 2018 Form 10-K/A.

Results of Operations

Revenue

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2019	2018	2019	2018
Revenue
Renewable products	$17,363	$9,639	$41,367	$21,467
Licenses and royalties	2,305	142	43,387	7,584
Grants and collaborations	15,285	4,534	27,267	18,182
Total revenue	$34,953	$14,315	$112,021	$47,233

Three Months Ended September 30, 2019 and 2018

Total revenue increased by 144% to $35.0 million for the three months ended September 30, 2019 compared to the same period in 2018. The increase was comprised of a $10.8 million increase in grants and collaborations revenue, a $7.7 million increase in renewable products revenue, and a $2.2 million increase in licenses and royalties revenue.

Renewable products revenue increased by 80% to $17.4 million for the three months ended September 30, 2019 compared to the same period in 2018, with increases among all renewable products, led by RebM, Squalene and Biossance.

Licenses and royalties revenue increased by $2.2 million for the three months ended September 30, 2019 compared to the same period in 2018.

Grants and collaborations revenue increased by 237% to $15.3 million for the three months ended September 30, 2019 compared to the same period in 2018, primarily due to collaboration revenue from Lavvan.

Nine Months Ended September 30, 2019 and 2018

Total revenue increased by 137% to $112.0 million for the nine months ended September 30, 2019 compared to the same period in 2018. The increase was comprised of a $35.8 million increase in licenses and royalties revenue, a $19.9 million increase in renewable products revenue and a $9.1 million increase in grants and collaborations revenue.

Renewable products revenue increased by 93% to $41.4 million for the nine months ended September 30, 2019 compared to the same period in 2018, with increases among all renewable products, led by RebM, Squalene and Biossance.

Licenses and royalties revenue increased by 472% to $43.4 million for the nine months ended September 30, 2019 compared to the same period in 2018, primarily due to $40.3 million of royalty revenue from DSM related to the assignment of the December 2017 Value Sharing Agreement (see Note 9, “Revenue Recognition” in Part I, Item 1 of this Quarterly Report on Form 10-Q) during the current period, as compared to $7.4 million from DSM during the prior year period.

Grants and collaborations revenue increased by 50% to $27.3 million for the nine months ended September 30, 2019 compared to the same period in 2018, primarily due to increases from Lavvan and Yifan collaborations, partly offset by decreases from DARPA, Givaudan and Firmenich.

Costs and Operating Expenses

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2019	2018	2019	2018
Cost and operating expenses
Cost of products sold	$20,654	$8,574	$53,482	$20,423
Research and development	19,032	16,445	56,093	49,939
Sales, general and administrative	33,341	27,239	92,456	64,793
Total cost and operating expenses	$73,027	$52,258	$202,031	$135,155

Cost of Products Sold

Cost of products sold includes the raw materials, labor and overhead, amounts paid to contract manufacturers, inventory write-downs, and costs related to production scale-up. Because of our product mix, our overall cost of products sold does not necessarily increase or decrease proportionately with changes in our renewable product revenues.

Three Months Ended September 30, 2019 and 2018

Cost of products sold increased by 141% to $20.7 million for the three months ended September 30, 2019, compared to the same period in 2018, primarily due to costs associated with an increase in volume of products sold.

Nine Months Ended September 30, 2019 and 2018

Cost of products sold increased by 162% to $53.5 million for the nine months ended September 30, 2019, compared to the same period in 2018, primarily due to an increase in volume of products sold. The remainder of the increase was due to costs associated with ramping up our RebM sweetener production, which we began shipping in late 2018.

Research and Development Expenses

Three Months Ended September 30, 2019 and 2018

Research and development expenses increased by 16% to $19.0 million for the three months ended September 30, 2019, compared to the same period in 2018, primarily due to increases in employee compensation and equipment rental costs, and a decrease in capitalization of labor costs.

Nine Months Ended September 30, 2019 and 2018

Research and development expenses increased by 12% to $56.1 million for the nine months ended September 30, 2019, compared to the same period in 2018, primarily due to an increase in employee compensation and a decrease in capitalization of labor costs.

Sales, General and Administrative Expenses

Three Months Ended September 30, 2019 and 2018

Sales, general and administrative expenses increased by 22% to $33.3 million for the three months ended September 30, 2019, compared to the same period in 2018, primarily due to increases in employee compensation, outside services, audit fees and new product marketing costs. The increase in employee compensation was driven by increased head count, the timing of changes in our compensation plan for most non-executive level employees, and increased stock-based compensation related to increased head count.

Nine Months Ended September 30, 2019 and 2018

Sales, general and administrative expenses increased by 43% to $92.5 million for the nine months ended September 30, 2019, compared to the same period in 2018, primarily due to increases in employee compensation, outside services, audit fees and new product marketing costs. The increase in employee compensation was driven by increased head count, the timing of changes in our compensation plan for most non-executive level employees, and increased stock-based compensation related to increased head count.

Other Expense, Net

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2019	2018	2019	2018
Other income (expense):
Loss on divestiture	$—	$—	$—	$(1,778)
Interest expense	(16,857)	(9,180)	(44,608)	(28,738)
Loss from change in fair value of derivative instruments	(398)	(24,797)	(2,437)	(61,164)
Loss from change in fair value of debt	(2,055)	—	(18,629)	—
Loss upon extinguishment of debt	(2,721)	—	(8,596)	(26)
Other income (expense), net	1,076	(2,533)	920	(2,009)
Total other expense, net	$(20,955)	$(36,510)	$(73,350)	$(93,715)

Three Months Ended September 30, 2019 and 2018

Total other expense, net was $21.0 million for the three months ended September 30, 2019, compared to $36.5 million for the same period in 2018. The $15.6 million decrease was primarily due to a $24.4 million decrease in loss from change in fair value of derivative instruments, partly offset by a $7.7 million increase in interest expense, which was substantially all related to default and penalty interest and waiver fees, a $2.7 million loss upon extinguishment of debt in 2019 and a $2.1 million loss from change in fair value of debt in 2019. The decrease in loss from change in fair value of derivative instruments was due to the extinguishment of certain equity-related derivatives in the second and third quarter of 2018, which no longer impact the 2019 quarters, and in part, as the result of adopting ASU 2017-11, "Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): Accounting for Certain Financial Instruments with Down Round Features" which eliminated the need to record a derivative liability for equity instruments with down-round anti-dilution provisions. See Note 1, "Basis of Presentation and Summary of Significant Accounting Policies" and Note 3, "Fair Value Measurement" in Part I, Item 1 of this Quarterly Report on Form 10-Q for a discussion of the adoption impact to our condensed consolidated financial statements.

Nine Months Ended September 30, 2019 and 2018

Total other expense, net was $73.4 million for the nine months ended September 30, 2019, compared to $93.7 million for the same period in 2018. The $20.4 million decrease was primarily due to a $58.7 million decrease in loss from change in fair value of derivative instruments, partly offset by an $18.6 million loss from change in fair value of debt in 2019, a $15.9 million increase in interest expense, a significant portion of which was related to default and penalty interest and waiver fees, and an $8.6 million increase in loss upon extinguishment of debt. The decrease in loss from change in fair value of derivative instruments was due to the extinguishment of certain equity-related derivatives in the second and third quarter of 2018, which no longer impact the 2019 quarters, and in part, as the result of adopting ASU 2017-11, as described in the previous paragraph.

Provision for Income Taxes

Three and Nine Months Ended September 30, 2019 and 2018

For the three and nine months ended September 30, 2019, we recorded a $0.5 million provision for income taxes related to accrued interest on uncertain tax positions.

For the three and nine months ended September 30, 2018, provision for income taxes was $0.

Liquidity and Capital Resources

(In thousands)	September 30, 2019	December 31, 2018
Working capital deficit	$(103,837)	$(119,521)
Cash and cash equivalents	$1,632	$45,353
Debt and capital lease obligations	$227,688	$210,376
Accumulated deficit	$(1,676,779)	$(1,521,417)

	Nine Months Ended September 30,
(In thousands)	2019	2018
Net cash (used in) provided by:
Operating activities	$(113,467)	$(89,447)
Investing activities	$(9,013)	$(6,362)
Financing activities	$78,742	$56,160

Liquidity. We have incurred significant operating losses since our inception, and we expect to continue to incur losses and negative cash flows from operations through at least the next 12 months following issuance of the condensed consolidated financial statements. As of September 30, 2019, we had negative working capital of $103.8 million, (compared to negative working capital of $119.5 million as of December 31, 2018), an accumulated deficit of $1.7 billion, and cash and cash equivalents of $1.6 million (compared to $45.4 million as of December 31, 2018).

As of September 30, 2019, our debt (including related party debt), net of deferred discount and issuance costs of $37.5 million, totaled $204.2 million, of which $78.7 million is classified as current. Our debt agreements contain various covenants, including certain restrictions on our business that could cause us to be at risk of defaults, such as restrictions on additional indebtedness and cross-default clauses. A failure to comply with the covenants, or cure non-compliance or obtain waivers for covenants violations, and other provisions of our debt instruments, including any failure to make a payment when required, would generally result in events of default under such instruments, which could permit acceleration of such indebtedness. If such indebtedness is accelerated, it would generally also constitute an event of default under our other outstanding indebtedness, permitting acceleration of a substantial portion of our outstanding indebtedness.

On September 16, 2019, we failed to pay an aggregate of $63.6 million of outstanding principal and accrued interest on the Second Exchange Note (see Note 4, “Debt” in Part I, Item 1 of this Quarterly Report on Form 10-Q) when due. The payment failure resulted in an event of default under the Second Exchange Note and also triggered cross-defaults under other debt instruments of Amyris which permitted the holders of such indebtedness to accelerate the amounts owing under such instruments. We subsequently received waivers from all holders of such other debt instruments to waive the right to accelerate. As a result, the indebtedness with respect to which Amyris has obtained such waivers continues to be classified as long-term on our balance sheet.  The indebtedness reflected by the Second Exchange Note continues to be classified as a current liability on our balance sheet. In addition, as a result of the payment default, the conversion price of the Second Exchange Note is subject to adjustment in accordance with the terms of the Second Exchange Note. On November 8, 2019, the Company entered into a Securities Exchange Agreement with certain private investors (the “Investors”), pursuant to which, upon the purchase by the Investors of the Second Exchange Note, the Second Exchange Note would be exchanged for new senior convertible notes with an aggregate principal amount of $66.0 million (see Note 12, “Subsequent Events”, in Part I, Item 1 of this Form 10-Q). In connection with the entry into the Securities Exchange Agreement, (i) the holder of the Second Exchange Note and the Investors entered into a Securities Purchase Agreement providing for the purchase by the Investors of the Second Exchange Note and (ii)  the Company and the holder of the Second Exchange Note entered into an agreement by which such holder agreed to immediately dismiss its complaint against the Company (see Note 8, “Commitments and Contingencies”, in Part I, Item 1 of this Form 10-Q) with prejudice upon the purchase of the Second Exchange Note by the Investors.

Our condensed consolidated financial statements as of and for the three and nine months ended September 30, 2019 have been prepared on the basis that we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. Due to the factors described above, there is substantial doubt about our ability to continue as a going concern within one year after the date that these condensed consolidated financial statements are issued. Our ability to continue as a going concern will depend, in large part, on our ability to extend existing debt maturities by restructuring a majority of our convertible debt, which is uncertain and outside management's control. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty, which could have a material adverse effect on our financial condition. In addition, if we are unable to continue as a going concern, we may be unable to meet our obligations under our existing debt facilities, which could result in an acceleration of our obligation to repay all amounts outstanding under those facilities, and we may be forced to liquidate our assets. In such a scenario, the values we receive for our assets in liquidation or dissolution could be significantly lower than the values reflected in our financial statements.

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

We expect to fund operations for the foreseeable future with cash and investments currently on hand, cash inflows from collaborations, grants, product sales, licenses and royalties, and equity and debt financings, to the extent necessary. Some of our research and development collaborations are subject to risks that we may not meet milestones. Future equity and debt financings, if needed, are subject to the risk that we may not be able to secure financing in a timely manner or on reasonable terms, if at all. Our planned working capital and capital expenditure needs for the remainder of 2019 are dependent on significant inflows of cash from renewable product sales, license and royalties and existing collaborations, as well as additional funding from new collaborations.

Cash Flows during the Nine Months Ended September 30, 2019 and 2018

Cash Flows from Operating Activities

Our primary uses of cash from operating activities are costs related to the production and sale of our products and personnel-related expenditures, offset by cash received from renewable product sales, licenses and royalties, and grants and collaborations.

For the nine months ended September 30, 2019, net cash used in operating activities was $113.5 million, consisting primarily of a $163.9 million net loss, partially offset by $68.7 million of favorable non-cash adjustments that were primarily comprised of an $18.6 million loss on change in fair value of debt, $10.1 million of stock-based compensation, $9.7 million of debt discount accretion and $10.2 million of amortization of right-of-use assets. Additionally, there was an $18.3 million net increase in working capital balances.

For the nine months ended September 30, 2018, net cash used in operating activities was $89.4 million, consisting of a $181.6 million net loss, $83.3 million of favorable non-cash adjustments and an $8.9 million net decrease in working capital balances. The non-cash adjustments were primarily comprised of a $61.2 million loss from change in fair value of derivative liabilities and $12.2 million of debt discount accretion.

Cash Flows from Investing Activities

For the nine months ended September 30, 2019 and September 30, 2018, net cash used in investing activities was $9.0 million, and $6.4 million, respectively, comprised of property, plant and equipment purchases.

Cash Flows from Financing Activities

For the nine months ended September 30, 2019, net cash provided by financing activities was $78.7 million, primarily comprised of $53.6 million of net proceeds from common stock issuances and $89.2 million of net proceeds from debt issuances, offset by $63.7 million of debt principal payments.

For the nine months ended September 30, 2018, net cash provided by financing activities was $56.2 million, primarily comprised of $60.5 million proceeds from exercises of warrants and $36.6 million of proceeds from debt issuances, offset by $42.0 million of debt principal payments.

Off-Balance Sheet Arrangements

At September 30, 2019, we did not have any material off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

Contractual Obligations

The following is a summary of our contractual obligations as of September 30, 2019:

Payable by year ending December 31, (In thousands)	Total	2019	2020	2021	2022	2023	Thereafter
Principal payments on debt	$241,430	$75,658	$12,918	$31,297	$87,803	$31,793	$1,961
Interest payments on debt (1)	60,981	13,664	18,245	18,008	10,651	106	307
Financing and operating leases	30,958	3,462	9,850	7,221	7,392	3,033	—
Manufacturing reservation fee	6,893	6,893	—	—	—	—	—
Partnership payment obligation	11,112	2,381	3,175	3,175	2,381	—	—
Contract termination fee	3,670	1,830	1,840	—	—	—	—
Total	$355,044	$103,888	$46,028	$59,701	$108,227	$34,932	$2,268
____________________

(1)
Does not include any obligations related to make-whole interest or down-round provisions. Fixed and variable interest rates are described in Note 5, "Debt" in Part II, Item 8 of the Annual Report on Form 10-K/A. Future interest payments shown above for variable-rate debt instruments are measured on the basis of interest rates for such instruments as of September 30, 2019. The fixed interest rates are more fully described in Note 5, "Debt" in Part II, Item 8 of the Annual Report on Form 10-K/A.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act. In designing and evaluating the disclosure controls and procedures, management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit of possible controls and procedures.

Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of September 30, 2019. This conclusion was based on the material weaknesses in our internal control over financial reporting described in Part II, Item 9A, “Controls and Procedures” of our 2018 Form 10-K/A. The material weaknesses have not been remediated as of September 30, 2019.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim consolidated financial statements will not be prevented or detected on a timely basis. If not remediated, the material weaknesses in our internal control over financial reporting described in the 2018 Form 10-K/A could result in a material misstatement of our annual or interim consolidated financial statements that would not be prevented or detected on a timely basis.

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended September 30, 2019, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II
ITEM 1. LEGAL PROCEEDINGS

On April 3, 2019, a securities class action complaint was filed against Amyris and our CEO, John G. Melo, and former CFO (and current Chief Business Officer), Kathleen Valiasek, in the U.S. District Court for the Northern District of California. The complaint seeks unspecified damages on behalf of a purported class that would comprise all persons and entities that purchased or otherwise acquired our securities between March 15, 2018 and March 19, 2019. The complaint alleges securities law violations based on statements and omissions made by the Company during such period. Subsequent to the filing of the securities class action complaint described above, on June 21, 2019 and October 1, 2019, respectively, two separate purported shareholder derivative complaints were filed in the U.S. District Court for the Northern District of California (Bonner v. Doerr, et al., Case No. 4:19-cv-03621 and Carlson v. Doerr, et al., Case No. 4:19-cv-06230) based on similar allegations to those made in the securities class action complaint described above. The first derivative complaint (Bonner) was dismissed on October 18, 2019, and the remaining derivative complaint (Carlson) names Amyris, Inc. as a nominal defendant and certain of the Company’s current and former officers and directors as additional defendants. The derivative lawsuit seeks to recover, on the Company's behalf, unspecified damages purportedly sustained by the Company in connection with allegedly misleading statements and omissions made in connection with the Company’s securities filings. The derivative complaint also seeks a series of changes to the Company’s corporate governance policies, restitution to the Company from the individual defendants, and an award of attorneys’ fees. This case is in the initial pleadings stage. We believe the complaint lacks merit, and intend to defend ourselves vigorously. Given the early stage of these proceedings, it is not yet possible to reliably determine any potential liability that could result from these matters.

On November 1, 2019 CVI Investments, Inc. (“CVI”) filed a complaint against the Company in the United States District Court for the Southern District of New York. The complaint contained causes of action for breach of contract and declaratory judgment. Both causes of action arise out of the Company’s alleged failure to issue shares under a Senior Convertible Note originally issued by the Company to CVI in December 2018 (the “Note”). Under the Note, as modified in two subsequent amendments (See Note 4,  Debt, 6% Convertible Notes Exchanges), the Company would repay in cash or common stock over time with interest and certain other charges. Through the complaint, CVI sought to convert certain amounts owed under the Note into shares of the Company’s common stock. The complaint was never served on the Company. On November 8, 2019 the Company and CVI entered into an agreement by which CVI agreed to immediately dismiss its complaint with prejudice upon the satisfaction by the Company of all amounts due under the Note pursuant to the Second Note Exchange Agreement.

We may be involved, from time to time, in legal proceedings and claims arising in the ordinary course of our business. Such matters are subject to many uncertainties and there can be no assurance that legal proceedings arising in the ordinary course of business or otherwise will not have a material adverse effect on our business, results of operations, financial position or cash flows.

ITEM 1A. RISK FACTORS

The risks described in Part I, Item 1A, "Risk Factors" in our 2018 Form 10-K could materially and adversely affect our business, financial condition and results of operations, and the trading price of our common stock could decline. These risk factors do not identify all risks that we face; our operations could also be affected by factors that are not presently known to us or that we currently consider to be immaterial to our operations. Due to risks and uncertainties, known and unknown, our past financial results may not be a reliable indicator of future performance, and historical trends should not be used to anticipate results or trends in future periods. The “Risk Factors” section of the 2018 Form 10-K remains current in all material respects.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

See Note 4, “Debt” and Note 6, “Stockholders’ Deficit” in Part I, Item 1 of this Quarterly Report on Form 10-Q for information regarding unregistered sales of equity securities during the three months ended September 30, 2019.

No underwriters or agents were involved in the issuance or sale of such securities. The securities were issued in private placements pursuant to the exemption from registration under Section 4(a)(2) of the Securities Act and Regulation D promulgated under the Securities Act, or in private exchanges pursuant to the exemption from registration under Section 3(a)(9) of the Securities Act. The investors participating in the offerings or exchanges acquired the applicable securities for investment purposes only and without intent to resell, were able to fend for themselves in these transactions, and are accredited investors as defined in Rule 501 of Regulation D promulgated under Section 3(b) of the Securities Act. These purchasers had adequate access, through their relationships with us, to information about us.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

During the three months ended September 30, 2019, we failed to make required interest and/or principal payments under the November 2017 Ginkgo Note, the LSA and the Second Exchange Note (see Note 5, “Debt” and Note 16, “Subsequent Events”

in Part II, Item 8 of the 2018 Form 10-K/A and Note 4, “Debt” and Note 12, “Subsequent Events” in Part I, Item 1 of this Quarterly Report on Form 10-Q). The total amounts of such defaults were, (a) in respect of interest under the November 2017 Ginkgo Note, $0.2 million for which payment was due July 31 and August 31, (b) in respect of interest and principal under the LSA, failure to pay $1.2 million of interest due on July 1 and August 1, and to pay principal of $0.9 million on July 1, and (c) in respect of interest and principal under the Second Exchange Note, $63.6 million. On August 14, 2019, we received an extension for such interest and principal payments under the LSA until December 16, 2019; see Note 4, “Debt” in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information. On September 29, 2019, we received an extension for such interest payments under the November 2017 Ginkgo Note until December 15, 2019; see Note 4, “Debt” in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Description
4.01	Form of Common Stock Purchase Warrant issued July 8, 2019 by registrant to Wolverine Flagship Fund Trading Limited (found at Exhibit A, herein)
4.02	Promissory Note issued July 10, 2019 by registrant to Foris Ventures, LLC
4.03	Warrant Amendment Agreement, dated July 10, 2019, between registrant and Foris Ventures, LLC
4.04	Senior Convertible Note Maturity Extension, dated July 24, 2019, between registrant and Total Raffinage Chimie
4.05	Form of Senior Convertible Note issued July 24, 2019 by registrant to CVI Investments, Inc. (found at Exhibit A, herein)
4.06	Form of Common Stock Purchase Warrant issued July 24, 2019 by registrant to CVI Investments, Inc. (found at Exhibit B, herein)
4.07	Promissory Note issued July 26, 2019 by registrant to Foris Ventures, LLC
4.08	Common Stock Purchase Warrant issued August 14, 2019 by registrant to Naxyris S.A.
4.09	Common Stock Purchase Warrant issued August 14, 2019 by registrant to Foris Ventures, LLC
4.10	Promissory Note issued August 28, 2019 by registrant to Foris Ventures, LLC
4.11	Common Stock Purchase Warrant issued August 28, 2019 by registrant to Foris Ventures, LLC
4.12	Warrant Amendment Agreement, dated August 28, 2019, between registrant and Foris Ventures, LLC
4.13	Warrant Amendment Agreement, dated August 28, 2019, between registrant and Foris Ventures, LLC
4.14	Senior Convertible Note Maturity Extension, dated September 4, 2019, between registrant and Total Raffinage Chimie
4.15	Form of Promissory Note issued September 10, 2019 by registrant to certain accredited investors (found at Exhibit A, herein)
4.16	Form of Common Stock Purchase Warrant issued September 10, 2019 by registrant to certain accredited investors
4.17	Form of Promissory Note issued September 17, 2019, September 19, 2019 and September 23, 2019 by registrant to DSM Finance B.V.
10.01	Exchange Agreement, dated July 2, 2019, between registrant and Wolverine Flagship Fund Trading Limited
10.02	Credit Agreement, dated July 10, 2019, between registrant and Foris Ventures, LLC
10.03	Second Exchange Agreement, dated July 24, 2019, between registrant and CVI Investments, Inc.
10.04	Loan Agreement, dated July 29, 2019, between registrant and Nikko Chemicals Co., Ltd.
10.05	Loan and Security Agreement, dated August 14, 2019, among registrant, certain of registrant’s subsidiaries and Naxyris S.A.
10.06	Amendment No 5 to Loan Agreement and Waiver, dated August 14, 2019, among registrant, certain of registrant’s subsidiaries and Foris Ventures, LLC
10.07	Credit Agreement, dated August 28, 2019, between registrant and Foris Ventures, LLC
10.08	Form of Credit Agreement, dated September 10, 2019, between registrant and certain accredited investors
10.09	Standstill Agreement, dated September 10, 2019, among registrant and certain accredited investors
10.10	Credit Agreement, dated September 17, 2019, between registrant and DSM Finance B.V.
31.01	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(c) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.02	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(c) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.01[a]	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.02 [a]	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

AMYRIS, INC.

By:	/s/ John G. Melo
John G. Melo
President and Chief Executive Officer (Principal Executive Officer)
November 12, 2019

By:	/s/ Jonathan Wolter
Jonathan Wolter
Interim Chief Financial Officer (Principal Financial Officer)
November 12, 2019