Form 10-K
period 2019-12-31
AMYRIS, INC.
filed 2020-03-13
CIK 1365916

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________
FORM 10-K
(Mark One)

x	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
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
Number of shares of the registrant’s common stock outstanding as of March 6, 2020: 163,843,407

DOCUMENTS INCORPORATED BY REFERENCE
None.

AMYRIS, INC.

FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2019

Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements contained in this Annual Report on Form 10-K other than statements of historical fact, including any projections of financing needs, revenue, expenses, earnings or losses from operations, or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements concerning product research, development and commercialization plans and timelines; any statements regarding expected production capacities, volumes and costs; any statements regarding anticipated benefits of our products and expectations for commercial relationships; any other statements of expectation or belief; and any statements of assumptions underlying any of the foregoing, are forward-looking statements. The words "believe," "may," "will," "estimate," "continue," "anticipate," "predict," "intend," "expect," and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in Part I, Item 1A, "Risk Factors" in this Annual Report on Form 10-K. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the future events and trends discussed in this Annual Report on Form 10-K may not occur, and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements contained herein.

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

PART I

ITEM 1. BUSINESS

Overview

We are a leading industrial biotechnology company that applies its technology platform to engineer, manufacture and sell high performance, natural, sustainably-sourced products into the Health & Wellness, Clean Beauty, and Flavor & Fragrance markets. Our proven technology platform enables us to rapidly engineer microbes and use them as catalysts to metabolize renewable, plant-sourced sugars into large volume, high-value ingredients. Our biotechnology platform and industrial fermentation process replaces existing complex and expensive manufacturing processes. We have successfully used our technology to achieve nine molecules in production, leading to 17 commercial ingredients used by thousands of leading global brands.

We believe that industrial biotechnology represents a third industrial revolution, bringing together biology and engineering to generate new, more sustainable materials to meet the growing global demand for bio-based replacements for petroleum-based and traditional animal- or plant-derived ingredients. We continue to build demand for our current portfolio of products through an extensive sales network provided by our collaboration partners that represent the leading companies in the world for our target market sectors. We also have a small group of direct sales and distributors who support our Clean Beauty market. Via our partnership model, our partners invest in the development of each molecule to bring it from the lab to commercial scale and use their extensive sales forces to sell our ingredients and formulations to their customers as part of their core business. We capture long-term revenue through a combination of direct product sales, production and sale of the molecule to our partners, and royalty revenues from our partners' product sales to their customers.

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

We focused our initial development efforts primarily on the production of Biofene®, our brand of renewable farnesene, a long-chain, branched hydrocarbon molecule that we manufacture through fermentation using engineered microbes. Our farnesene derivatives are sold or included in thousands of products as nutrition, health, skincare, fragrances, solvents, and fragrance ingredients. The commercialization of farnesene pushed us to create a more cost efficient, faster and accurate development process in the lab and drive manufacturing costs down. This investment has enabled our technology platform to rapidly develop microbial strains and commercialize target molecules. In 2014, we began manufacturing additional molecules for the Flavor & Fragrance industry. In 2015, we began investing to expand our capabilities to other small molecule chemical classes beyond terpenes, which comprised our initial research efforts (including through a Technology Investment Agreement with the Defense Advanced Research Projects Agency (DARPA)). In 2016 we expanded into the production of proteins.

Since the Company's inception, we have invested $700 million in infrastructure and technology to create microbes that produce molecules from sugar or other feedstocks at commercial scale. This platform has been used to design, build, optimize and upscale strains for nine molecules in production, leading to 17 commercial ingredients used by thousands of leading global brands. Our time to market for molecules has decreased from seven years to potentially less than a year, mainly due to our ability to leverage the technology platform we have built.

Our technology platform has been in active use since 2007 and has been integrated with our commercial production since 2011, creating an organism development process that we believe makes us an industry leader in the successful scale-up and commercialization of biotech-produced ingredients. The key performance characteristics of our platform that we believe differentiate us include our proprietary computational tools, strain construction tools, screening and analytics tools, and advanced lab automation and data integration. Full integration of the platform with our large-scale manufacturing capability enables us to engineer precisely with the end specification and commercial production requirements guiding our developments. Our state-of-the-art infrastructure includes industry-leading strain engineering and lab automation located in Emeryville, California, pilot-scale production facilities in Emeryville, California and Campinas, Brazil, a demonstration-scale facility in Campinas, Brazil and a commercial-scale production facility in Leland, North Carolina, which is owned and operated by our Aprinnova joint venture to convert our Biofene into squalane and other final products.

We are able to use a wide variety of feedstocks for production but have focused on accessing non-GMO Brazilian sugarcane for our large-scale production because of its renewability, low cost and relative price stability.

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

During this transition, we solidified the business model of partnering with our customers to create sustainable, high-performing, low-cost molecules that replace an ingredient in their supply chain, commercially scale and manufacture those molecules, and share in the profits earned by our customers once our customers sell their products into these specialty markets. These three steps constitute our grants and collaborations revenues, renewable product revenues, and royalty revenues.

In 2017, we decided to monetize the use of one of our lower margin molecules, farnesene, in certain fields of use while retaining any associated royalties. We began discussions with our partners and ultimately made the decision to license farnesene to Koninklijke DSM N.V. (DSM) for use in these fields. We also sold to DSM our subsidiary Amyris Brasil Ltda. (Amyris Brasil), which owned and operated the purpose-built, large-scale manufacturing facility in Brotas, Brazil that manufactures farnesene, a key, bio-based intermediate ingredient in certain of our products, in 2017.

The Brotas facility was built to batch manufacture one commodity product at a time (originally for high-volume production of biofuels, a business we have exited), which is an inefficient manufacturing process that is not suited for the high margin specialty markets in which we operate today. The inefficiencies we experienced at the Brotas facility included idling the facility for two weeks at a time to clean and prepare the plant for the production of the next molecule to be manufactured. These inefficiencies caused a significant increase in our cost of goods sold. We are in the process of constructing a new purpose-built, large-scale production facility in Brazil (see the Manufacturing section below), which we anticipate will allow for the manufacture of five products concurrently and over 10 different products annually. As part of the December 2017 sale of the Brotas facility, we contracted with DSM for the use of the Brotas facility to manufacture products for us to fulfill our product supply commitments to our customers until our new production facility becomes operational. In November 2018 and April 2019, we amended the supply agreement with DSM and entered into various other agreements with DSM. See Note 9, “Revenue Recognition” and Note 10, "Related Party Transactions" in Part II, Item 8 of this Annual Report on Form 10-K for a full listing and details of agreements with DSM. In September 2019, we obtained the necessary permits and broke ground on our Specialty Ingredients Plant (SIP). We expect facility construction to be completed in the second quarter of 2021. This facility will allow us to manufacture five products at once and to produce both our specialty ingredients portfolio and our alternative sweetener product.

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

Concurrent with the sale of Amyris Brasil, we entered into a series of commercial agreements with DSM including (i) a license agreement to DSM of our farnesene product for DSM to use in the Vitamin E and Lubricants specialty markets; (ii) a royalty agreement, pursuant to which DSM agreed to pay us specified royalties representing a portion of the profit on the sale of Vitamin E produced from farnesene sold under the supply agreement with Nenter & Co., Inc. (“Nenter”), which was assigned to DSM; (iii) a performance agreement to perform research and development to optimize farnesene for production and sale of farnesene products; and (iv) a transition services agreement in which we provided finance, legal, logistics, and human resource services to support the Brotas facility under DSM ownership for a six-month period with a DSM option to extend for six additional months. At closing, DSM paid us a $27.5 million nonrefundable license fee and a $15.0 million nonrefundable minimum royalty revenue payment. DSM also agreed to pay us two additional future nonrefundable minimum annual royalty payments totaling $18.1 million related to 2019 and 2020 royalties. In June 2018, we received the 2019 non-refundable minimum royalty payment of $9.3 million (net of a $0.7 million early payment discount) and in March 2019, we received the 2020 payment of $7.4 million (net of a $0.7 million early payment discount).

In the second quarter of 2018, we successfully demonstrated our industrial process at full-scale to produce a high-purity, zero calorie sweetener derived from sugarcane, and in December 2018, we received notification from the U.S. Food and Drug Administration (the FDA) that we received its "Generally Recognized As Safe" designation concurrence, and began producing commercial quantities of Steviol Glycoside Rebaudioside M (or Reb M) at DSM’s Brotas facility during the fourth quarter of 2018. Also, in the third and fourth quarters of 2019 we completed another successful campaign of Reb M utilizing the Brotas facility and a contract manufacturer for the purification steps and produced more than three times the volume of Reb M than in the December 2018/January 2019 campaign. We believe the Reb M molecule we are producing from sugarcane is one of the leading natural sweeteners. When derived from the Stevia plant, Reb M is found in very limited quantities. The Reb M we produce from sugarcane is more sustainable and lower cost than other natural sweeteners, and has a specific technical profile that we believe is advantaged in taste and total process economics for blends and formulations.

In June and December 2018, we and our contract manufacturer, Antibióticos de León (ADL), executed amendments to our January 2018 production agreement, thereby providing us additional tank capacity at ADL’s production facility in León, Spain. These amendments provide additional, cost-effective manufacturing capability to meet higher than expected product demand from our partners. The amended agreement includes a commitment to running a certain number of batches at ADL’s production facility from the period September 1, 2018 through December 31, 2019 for up to six of our products. In June 2019, we signed an additional amendment to this agreement extending our commitment through December 2020.

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

In the third quarter of 2018, we entered into a supply and distribution agreement for our new, sugarcane-derived, zero calorie sweetener with ASR Group, the world’s largest cane sugar refiner. Also in the third quarter of 2018, we entered into a license and collaboration agreement with a subsidiary of Yifan Pharmaceutical Co., Ltd. (Yifan), which is one of the leading Chinese pharmaceutical companies. Such license and collaboration agreement was expanded in November 2018.

On May 2, 2019, we consummated a research, collaboration and license agreement (the Cannabinoid Agreement) with LAVVAN, Inc., a newly formed investment-backed company (Lavvan), for up to $300 million for the development, manufacture and commercialization of cannabinoids. Under the agreement, the Company will perform research and development activities and Lavvan will be responsible for the commercialization of the cannabinoids developed under the agreement. The Cannabinoid Agreement is being principally funded on a milestone basis, with the Company also entitled to receive certain supplementary research and development funding from Lavvan. The Company could receive aggregate funding of up to $300 million over the term of the Cannabinoid Agreement if all of the milestones are achieved. Additionally, the agreement provides for royalties to the Company on Lavvan's gross profit margin once products are commercialized; these payments will be due for the next 20 years. Consummation of the transactions contemplated by the Cannabinoid Agreement included the formation of a special purpose entity to hold certain intellectual property created during the collaboration (the Cannabinoid Collaboration IP), the licensing of certain Company intellectual property to Lavvan, the licensing of the Cannabinoid Collaboration IP to the Company and Lavvan, and the granting by the Company to Lavvan of a lien on our background intellectual property being licensed to Lavvan under the Cannabinoid Agreement, which would be subordinated to the lien on such intellectual property under the Foris LSA debt facility; see Note 4, “Debt” in Part II, Item 8 of this Annual Report on Form 10-K for more information.

On May 10, 2019, the Company and Raizen Energia S.A. (Raizen) entered into an agreement relating to the formation and operation of a joint venture relating to the production, sale and commercialization of alternative sweetener products. In connection with the formation of the joint venture, among other things, (i) the joint venture will construct a manufacturing facility on land owned by Raizen and leased to the joint venture (the Sweetener Plant), (ii) the Company will grant to the joint venture an exclusive, royalty-free, worldwide, license to certain technology owned by the Company relevant to the joint venture’s business, and (iii) the Company and Raizen will enter into a shareholders agreement setting forth the rights and obligations of the parties with respect to, and the management of, the joint venture. The formation of the joint venture is subject to certain conditions, including certain regulatory approvals and the achievement of certain technological and economic milestones relating to the Company’s existing production of its alternative sweetener product. If such conditions are not satisfied by May 2020, the joint venture will automatically terminate. In addition, notwithstanding the satisfaction of the closing conditions, Raizen may elect not to consummate the formation and operation of the joint venture, in which event, the Company will retain the right to construct and operate the Sweetener Plant.

Technology

We have developed innovative microbial engineering and screening technologies that allow us to transform the way microbes metabolize sugars. Specifically, we engineer microbes, such as yeast, and use them as catalysts to convert sugar, through fermentation, into high-value molecules. In 2015, we were awarded a technology investment agreement with DARPA to expand the capabilities of our technology platform. The investment has resulted in us developing an integrated platform with artificial intelligence that will speed up the development and commercialization of small molecules across 15 different chemical classes. We have also developed our technology to be able to produce large molecules, such as proteins.

We devote substantial resources to our research and development efforts. As of December 31, 2019, our research and development organization included 192 employees, 55 of whom held Ph.D.s. We also have an additional 30 Ph.D.s throughout the organization who contribute to the success of our technology platform. We have invested $700 million to date in our research and development capabilities that has resulted in an almost 6x improvement in speed to market and in the scale-up of nine successful molecules. These achievements are due to the leading strain engineering and upscaling and commercialization capabilities we have developed from our investment.

Strain Engineering

Companies and researchers around the world are continuously learning how the complex biological processes in organisms work. Because there is so much that is still unknown, the best method for development of commercially viable strains is to test as many hypotheses as accurately and quickly as possible to accelerate the learning curve.

We have developed a high-throughput strain engineering system that is currently capable of producing and screening more than 100,000 yeast strains per month, which enables us to achieve an approximately 90% lower cost per strain than we achieved in 2009. We generated more than 360,000 unique strains in 2019, surpassing 6.3 million unique strains created since our inception, with each strain testing for improved production of the target molecules. In addition, through our lab-scale and pilot-plant fermentation operations, and our proprietary analytical tools, we are now able to predict, with high reliability, the performance of candidate strains at industrial scale.

Upscaling and Commercialization

The riskiest part of commercializing biotechnology is often the scale up and manufacturing due to the perceived unpredictability of biotechnology at different scales. We have built scale-up and manufacturing capabilities as our advantage by heavily investing in prediction models and analytics to quickly ascertain how a strain’s behavior at one scale will translate in another scale. We have successfully scaled-up and manufactured nine distinct molecules at commercial volumes to date, leading to 17 commercial ingredients used by thousands of leading global brands. The results of our advantage are accelerated speed to market, lower overall development costs, and a significantly lower risk profile for any project we undertake.

A strain must be improved to increase the level of efficiency of production, and tested for performance in pilot-scale facilities before it is implemented at commercial-scale manufacturing facilities. Our unique infrastructure to support this scale-up process includes lab-scale fermenters (0.5 to 2 liter), operating pilot plants in our facilities in Emeryville, California, which operates a 300-liter fermenter, and Campinas, Brazil, which operates 300- and 2,000-liter fermenters, and five years’ experience owning and operating the 1,200,000-liter production facility in Brotas, Brazil that we sold in late 2017. Each of these stages mimic the conditions found in larger-scale fermentation so that our findings may translate predictably from lab-scale to pilot and ultimately to commercial-scale. Our infrastructure is so accurate that we can typically go straight from lab-scale to commercial-scale for our fermentations, and generally the only reason we ever invest in the pilot-scale step is to produce enough product to accurately test our downstream processing since our fermentation process is already robust.

The complexities that can arise at industrial-scale manufacturing are significant and it takes an experienced team to not only address issues as they arise, but to also have the foresight to prevent issues from arising. With five years of experience operating the production facility in Brotas, Brazil that we designed (prior to selling the facility in late 2017), we have been able to develop a world-class manufacturing team. This team has successfully brought online a production facility and scaled up and manufactured nine molecules at commercial-scale that are currently used in thousands of consumer goods products around the world. Our effort also expands into continued strain and process improvements to ensure our manufacturing is robust and the most cost advantaged.

Product Markets and Partnerships

There are three market areas that are our primary focus and key to our growth: Health & Wellness, Clean Beauty and Flavor & Fragrance. Each of these markets embodies our core competencies of sustainably providing clean ingredients in markets where we can be the most impactful, not only from a growth and revenue standpoint, but also for healthier living.

We believe that our leadership in biotechnology is demonstrated by collaboration partners, who come to us to access our platform and industrial fermentation expertise. Together we seek to reduce environmental impact, enhance performance, reduce supply and price volatility, and improve profit margins. Our partners include Flavor & Fragrance companies such as Firmenich S.A. (Firmenich) and Givaudan International, SA (Givaudan), and nutrition companies such as DSM and Yifan. A portion of our work has also been funded by the U.S. government, including the Department of Energy (DOE) and DARPA, to develop technologies and processes capable of improving the ability to utilize biotechnology for the production of a broader range of molecules.

Health & Wellness

Our Health & Wellness focus includes alternative sweeteners, nutraceuticals, such as vitamins, and food ingredients. As consumers continue to demand higher nutritional performance, healthier ingredients and convenience from their food, the demand will continue to grow for specific ingredients that are often difficult and expensive to procure. Animal farming is also being impacted by the growing demand for protein and the need to change farming practices, such as reducing antibiotic use. Our technology can be employed to provide affordable access to these desired ingredients for both human and animal health. To date, product revenue in this area has been from a derivative made from our Biofene® product by our partner. In late 2018, we began to produce at commercial-scale an alternative, healthier sweetener. We introduced our product to the public during December 2018, at an investor event in NYC. In 2019, we ran two production campaigns that resulted in feedback that our Reb M product is distinguished by one of the best-tasting profiles in the industry to date. The market and commercial uptake has been significant. We have sold out the production for both campaigns. Also, by the end of 2019 we also introduced our B2C sweetener brand: Purecane. We currently offer this brand through our own website: www.purecane.com and we also plan to expand the distribution in Amazon in March. Finally, we currently offer Purecane in two product forms: a 100 sachet for table-top, and a culinary bag that has a cup for cup equivalency with sugar.

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

In late 2013, we commenced commercial production of our first Flavor & Fragrance ingredient for a range of applications, from perfumes to laundry detergent, which is marketed by a collaboration partner which is a global Flavor & Fragrance leader. In 2014, we completed our first production campaign of this ingredient and shipped it to this collaboration partner. In late 2015, we commenced production and initial sales of our second Flavor & Fragrance ingredient to the same collaboration partner. During 2019, we added two new Flavor & Fragrance molecules to our list of successfully scaled products and we shipped seven compounds destined for the Flavor & Fragrance market (including compounds converted by our partners to Flavor & Fragrance ingredients) to our partners.

We continue to work to develop and commercialize a variety of Flavor & Fragrance ingredients that are either direct fermentation products or derivatives of fermentation products.

Clean Beauty

Our Clean Beauty focus includes clean skincare and cosmetic ingredients we develop and commercialize with our partners and our branded Biossance product line. In September 2019, we launched a new clean beauty baby brand, Pipette. We have several cosmetic ingredients currently under development. Our Biossance and Pipette products are discussed further in the Amyris-branded Product Markets section below.

Amyris-branded Product Markets

Through basic chemical finishing steps, we are able to convert our farnesene into squalane, which is used today as a premium emollient in clean skincare products. We believe that our squalane offers performance attributes equal or superior to those of squalane derived from conventional sources. The ingredient traditionally has been manufactured from olive oil or extracted from deep-sea shark liver oil, which requires that the shark be killed in order to harvest its liver oil. The relatively high price and unstable supply of squalane in the past meant that its use was generally limited to luxury products or small quantities in mass-market product formulations. With our ability to produce a reliable supply of low-cost squalane that eliminates the need to harvest shark liver oil, we offer this ingredient at a price that we believe will drive increasing adoption by formulators. In addition to squalane, we offer a second, lower-cost cosmetic ingredient, hemisqualane, for the cosmetics market. In December 2016, we and Nikko Chemicals Co., Ltd. (Nikko) formed a joint venture, in which we hold a 50% interest, for our business-to-business sales of Neossance squalane and hemisqualane. See below under “Joint Venture” for more information regarding our Aprinnova joint venture. The joint venture currently has supply agreements with several regional distributors, including those with locations in Japan, South Korea, Europe, Brazil and North America, and, in some cases, directly with cosmetics formulators, which we transferred to the joint venture during the formation process.

Our consumer clean skincare products, sold under our Biossance brand, feature our Biofene-derived squalane. Under our Biossance brand, we market and sell our products directly to retailers and consumers. Biossance was initially sold solely through our ecommerce branded website and in 2016, we expanded the product line to include an expansive line of clean high-performance skincare products and opened up sales through Home Shopping Network (HSN). In October 2016, we announced our Biossance product line would begin to be carried at Sephora in 2017. In February 2017, we launched a full squalane-based consumer cosmetic line at participating Sephora stores and Sephora online. All of the products are based on our commitment to No Compromise®. Since the launch of Biossance, sales have grown, and with Sephora’s partnership, we continued to expand to more stores through 2019.

We launched a clean beauty brand, Pipette, in September 2019 with an initial offering of seven products developed for babies and moms to support and nurture the skin. Currently, the brand now offers nine unique products.

Pipette is available for purchase at Pipettebaby.com, buybuyBABY.com, Amazon.com, Walmart.com, and Dermstore.com, in-store exclusively at buybuy BABY® stores nationwide, and at our own direct website. Pipette recently became available for purchase at Target.com, as well. The brand is seeking further expansion through online and brick-and-mortar retailers.

Manufacturing

Until December 2017, we owned and operated a purpose-built, large-scale production facility located in Brotas, Brazil. In December 2017, we sold the facility to a unit of DSM and entered into a supply agreement with DSM for us to purchase output from the facility. See Note 12, “Divestiture” and Note 10, "Related Party Transactions" in Part II, Item 8 of this Annual Report on Form 10-K for additional information regarding our December 2017 transaction with DSM.

In September 2019, we obtained the necessary permits and broke ground on our Specialty Ingredients Plant (SIP). We expect facility construction to be completed in the second quarter of 2021. This facility will allow us to manufacture five products at once and to produce both our specialty ingredients portfolio and our alternative sweetener product. During construction, we are manufacturing our products at six contract manufacturing sites in Brazil, the U.S., Italy and Spain. In addition, in May 2019 we entered into an agreement with Raizen Energia S.A. (Raizen) for the formation and operation of a joint venture relating to the production, sale and commercialization of alternative sweetener products whereby the parties would construct a manufacturing facility exclusively for sweetener molecules on land owned by Raizen and leased to the joint venture; see Note 1, “Basis of Presentation and Summary of Significant Accounting Policies” in Part II, Item 8 of this Annual Report on Form 10-K for more details.

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

Joint Venture

Aprinnova, LLC

In December 2016, we entered into joint venture agreements with Nikko related to the formation of a joint venture to focus on the worldwide commercialization of our Neossance cosmetic ingredients business. We formed the joint venture under the name Neossance, LLC, and later changed the name to Aprinnova, LLC (the Aprinnova JV), which is jointly owned by us and Nikko. Pursuant to the joint venture agreements, we contributed certain assets to the Aprinnova JV, including certain intellectual property and other commercial assets relating to our Neossance cosmetic ingredients business, as well as the production facility in Leland, North Carolina and related assets purchased by us from Glycotech in December 2016. We also agreed to provide the Aprinnova JV with licenses to certain intellectual property necessary to make and sell products associated with the Neossance business. At the closing of the formation of the joint venture, Nikko purchased a 50% interest in the Aprinnova JV in exchange for an initial payment to Amyris of $10.0 million and payment to Amyris of any profits distributed in cash to Nikko from the Aprinnova JV during the three year period following December 12, 2016, up to a maximum of $10.0 million. In addition, as part of the formation of the Aprinnova JV, we and Nikko agreed to make certain working capital loans to the Aprinnova JV and executed a supply agreement to supply farnesene to the Aprinnova JV, to purchase all of our requirements for the Aprinnova JV products from the Aprinnova JV, to transfer all of our customers for the Aprinnova JV products to the Aprinnova JV, to guarantee a maximum production cost for certain Aprinnova JV products, and to bear any cost of production above such guaranteed costs.

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

For the year ended December 31, 2019, revenue from 10%-or-more customers and from all other customers was as follows:

(In thousands)	Renewable Products	Licenses and Royalties	Grants and Collaborations	Total Revenue	% of Total Revenue
DSM	$10	$49,051	$4,120	$53,181	34.9%
Lavvan	—	—	18,342	18,342	12.0%
All other customers	59,862	4,992	16,180	81,034	53.1%
Total revenue	$59,872	$54,043	$38,642	$152,557	100.0%

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

As of December 31, 2019, we had 633 issued U.S. and foreign patents and 238 pending U.S. and foreign patent applications that are owned or co-owned by or licensed to us. We also use other forms of protection (such as trademark, copyright, and trade secret) to protect our intellectual property, particularly where we do not believe patent protection is appropriate or obtainable. We aim to take advantage of all of the intellectual property rights that are available to us and believe that this comprehensive approach provides us with a strong proprietary position.

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

Trademarks

Amyris, the Amyris logo, Biofene, Biossance, Pipette, Purecane and No Compromise are trademarks or registered trademarks of Amyris, Inc or its subsidiaries. This report also contains trademarks and trade names of other businesses that are the property of their respective holders.

Competition

We expect that our renewable products will compete with products produced from traditional sources as well as from alternative production methods (including the intellectual property underlying such methods) that established enterprises and new companies are seeking to develop and commercialize.

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

Flavor & Fragrance

The main competition in the Flavor & Fragrance and cosmetic actives markets is from products derived from plant and animal sources as well as chemical synthesis. The products derived from plant and animal sources are typically produced at a higher cost, lower purity and create a greater impact on the environment compared to our products. Products derived from chemical synthesis are often produced at a low cost but may have ramifications on sustainability and on non-natural sourcing. There are also companies that are working to develop products using similar technology to us.

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

Competitive Factors

We believe the primary competitive factors in our target markets are:

•product price;
•product performance and other measures of quality;
•product cost;
•infrastructure compatibility of products;
•sustainability; and

•dependability of supply.

We believe that, for our products to succeed in the market, we must demonstrate that our products are comparable or better alternatives to existing products and to any alternative products that are being developed for the same markets based on some combination of product cost, pricing, availability, performance, and consumer preference characteristics.

Regulatory Matters

Environmental Regulations

Our development and production processes involve the use, generation, handling, storage, transportation and disposal of hazardous chemicals and radioactive and biological materials. We are subject to a variety of federal, state, local and international laws, regulations and permit requirements governing the use, generation, manufacture, transportation, storage, handling and disposal of these materials in the United States, Brazil, Europe, China and other countries where we operate or may operate or sell our products in the future. These laws, regulations and permits can require expensive fees, pollution control equipment or operational changes to limit actual or potential impact of our technology on the environment and violation of these laws could result in significant fines, civil sanctions, permit revocation or costs from environmental remediation. We believe we are currently in substantial compliance with applicable environmental regulations and permitting. However, future developments including the commencement of or changes in the processes relating to commercial manufacturing of one or more of our products, more stringent environmental regulation, policies and enforcement, the implementation of new laws and regulations or the discovery of unknown environmental conditions may require expenditures that could have a material adverse effect on our business, results of operations or financial condition. See “Risk Factors - Risks Relating to Our Business - We may incur significant costs to comply with environmental laws and regulations, and failure to comply with these laws and regulations could expose us to significant liabilities.”

GMM Regulations

The use of genetically modified microorganisms (GMMs), such as our yeast strains, is subject to laws and regulations in many countries. In the United States, the Environmental Protection Agency (EPA) regulates the commercial use of GMMs as well as potential industrial products produced from the GMMs. Various states within the United States could choose to regulate products made with GMMs as well. While the strain of genetically modified yeast that we use, S. cerevisiae, is eligible for exemption from EPA review because it is generally recognized as safe, we must satisfy certain criteria to achieve this exemption, including but not limited to, use of compliant containment structures and safety procedures. In Brazil, GMMs are regulated by the National Biosafety Technical Commission (CTNBio) under its Biosafety Law No. 11.105-2005. We have obtained commercial approvals from CTNBio to use our GMMs in a contained environment in our Brazil facilities for research and development purposes, in manufacturing and at contract manufacturing facilities in Brazil.

We expect to encounter GMM regulations in most if not all of the countries in which we may seek to make our products; however, the scope and nature of these regulations will likely vary from country to country. In addition, such regulations may change over time. If we cannot meet the applicable requirements in countries in which we intend to produce our products using our yeast strains, then our business will be adversely affected. See “Risk Factors - Risks Related to Our Business - Our use of genetically modified feedstocks and yeast strains to produce our products subjects us to risks of regulatory limitations and rejection of our products.”

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

Other Regulations

Certain of our current or emerging products in the Health & Wellness, Clean Beauty, and Flavor & Fragrance markets, including alternative sweeteners, nutraceuticals, Flavor & Fragrance ingredients, skincare ingredients, cosmetic actives, and our proposed cannabinoid products, are subject to regulation by either the FDA or the Drug Enforcement Administration (DEA) or both, as well as similar agencies of states and foreign jurisdictions where these products are manufactured, sold or proposed to be sold. Pursuant to the Federal Food, Drug, and Cosmetic Act (the FDCA), the FDA regulates the processing, formulation, safety, manufacture, packaging, labeling and distribution of food ingredients, vitamins, and cosmetics. Generally, in order to be marketed and sold in the United States, a relevant product must be generally recognized as safe, approved and not adulterated or misbranded under the FDCA and relevant regulations issued thereunder. The FDA has broad authority to enforce the provisions of the FDCA applicable to food ingredients, vitamins, drugs and cosmetics, including powers to issue a public warning letter to a company, to publicize information about illegal products, to request a recall of illegal products from the market, and to request the United States Department of Justice to initiate a seizure action, an injunction action, or a criminal prosecution in the U. S. courts. Failure to obtain requisite approval from, or comply with the laws and regulations of, the FDA or similar agencies of states and applicable foreign jurisdictions could prevent us from fully commercializing certain of our products. See “Risk Factors - Risks Related to Our Business - We may not be able to obtain regulatory approval for the sale of our renewable products.” Our proposed cannabinoid products may also be subject to regulation under various federal, state and foreign-controlled substance laws and regulations. See “Risk Factors - Our cannabinoid initiative is uncertain and may not yield commercial results and is subject to significant regulatory risks.”

In addition, our end-user products such as our Biossance and Pipette brands clean skincare products will be subject to the Natural Cosmetics/Personal Care Products Safety Act, if enacted. Cosmetic products are regulated by or under the FDA’s oversight. Also, our end-user products are subject to the regulations of the United States Federal Trade Commission (FTC) and similar agencies of states and foreign jurisdictions where these products are sold or proposed to be sold regarding the advertising of such products. In recent years, the FTC has instituted numerous enforcement actions against companies for failure to have adequate substantiation for claims made in advertising or for the use of false or misleading advertising claims. The FTC has broad authority to enforce its laws and regulations applicable to cosmetics, including the ability to institute enforcement actions which often result in consent decrees, injunctions, and the payment of civil penalties by the companies involved. Failure to comply with the laws and regulations of the FTC or similar agencies of states and applicable foreign jurisdictions could impair our ability to market our end-user products.

Employees

As of December 31, 2019, we had 561 full-time employees, of whom 440 were in the United States, 103 were in Brazil and 18 were in Portugal. Except for labor union representation for Brazil-based employees based on labor code requirements in Brazil, none of our employees is represented by a labor union or is covered by a collective bargaining agreement. We have never experienced any employment-related work stoppages, and we consider relations with our employees to be good.

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

Risks Related to Our Business

We have identified a material weakness in our internal control over financial reporting which, if not corrected, could affect the reliability of our consolidated financial statements and have other adverse consequences.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. Section 404 of the Sarbanes-Oxley Act of 2002 (Section 404) and related SEC rules require management to assess the effectiveness of our internal control over financial reporting. Based on the assessment as of December 31, 2019, our management believes that our internal control over financial reporting was not effective at that date due to a material weakness we identified. A material weakness is a deficiency, or combination of control deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Based on management's assessment, we have identified the following material weakness:

•We did not have an effective internal and external information and communication process to ensure that relevant and reliable information was communicated timely across the organization, to enable financial personnel to effectively carry out their financial reporting and internal control roles and responsibilities.

As a consequence of the ineffective communication components, we did not design, implement, and maintain effective control activities at the transaction level over debt-related liability accounts to mitigate the risk of material misstatement in financial reporting, specifically:

•We did not design and operate effective controls over significant non-routine transactions related to certain debt-related contractual obligations.

Control deficiencies in 2017 and 2018 contributed to the restatement of our audited consolidated financial statements for the year ended December 31, 2017 and resulted in material errors to our interim condensed consolidated financial statements for the quarterly and year-to-date periods ended March 31, 2017, June 30, 2017, September 30, 2017, March 31, 2018, June 30, 2018 and September 30, 2018. Also, a control deficiency in 2019 contributed to a material misstatement, as described above, to the preliminary unissued consolidated financial statements as of and for the three and nine months ended September 30, 2019. While the material misstatement was corrected prior to the issuance of the condensed consolidated financial statements as of and for the three and nine months ended September 30, 2019, we concluded this control deficiency was a material weakness and our internal control over financial reporting was not effective as of December 31, 2019, and creates a reasonable possibility that a further material misstatement of our annual or interim consolidated financial statements would not be prevented or detected on a timely basis.

See Part II, Item 9A “Controls and Procedures” of this Annual Report on Form 10-K for additional information. If not remediated, the material weakness could result in further material misstatements to our annual or interim consolidated financial statements that would not be prevented or detected on a timely basis, or in delayed filing of required periodic reports. Our management has developed, and begun to implement, a plan to remediate the material weakness. We cannot, however, assure you that we will be able to implement the plan, or to remediate the material weakness in a timely manner. Furthermore, during the course of re-design of existing processes and controls, implementation of additional processes and controls and testing of the operating effectiveness of such re-designed and additional processes and controls, we may identify additional control deficiencies that could give rise to other material weaknesses, in addition to the currently identified material weakness. We expect the remediation plan to extend over multiple financial reporting periods in 2020. If our remedial measures are insufficient to address the material weakness, or if additional material weaknesses or significant deficiencies in our internal controls are discovered or occur in the future, we may be unable to report our financial results accurately or on a timely basis, which could cause our reported financial results to be materially misstated and result in the loss of investor confidence and adversely affect the market price of our common stock and our ability to access the capital markets, and we could be subject to sanctions or investigations by the Nasdaq Stock Market (Nasdaq), the SEC or other regulatory authorities.

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

We have incurred significant operating losses since our inception, and we expect to continue to incur losses and negative cash flows from operations for at least the next 12 months following the issuance of this Annual Report on Form 10-K. As of December 31, 2019, we had negative working capital of $87.5 million and an accumulated deficit of $1.8 billion.

As of December 31, 2019, our debt, net of a $20.3 million debt discount and a $15.4 million fair value adjustment, totaled $261.8 million, of which $63.8 million is classified as current. Our debt agreements contain various covenants, including certain restrictions on our business that could cause us to be at risk of contractual defaults, such as restrictions on additional indebtedness, material adverse effect and cross default clauses. A failure to comply with the covenants and other provisions of our debt instruments, including any failure to make a payment when required, would generally result in events of default under such instruments, which could permit acceleration of a substantial portion of such indebtedness. If such indebtedness is accelerated, it would generally also constitute an event of default under our other outstanding indebtedness, permitting acceleration of a substantial portion of such other outstanding indebtedness. We have in the past, including in July 2019, had certain of our debt instruments accelerated for failure to make a payment when due. While we have been able to cure these defaults to date to avoid additional cross-acceleration, we may not be able to cure such a default promptly in the future. See Note 15, “Subsequent Events” in Part II, Item 8 of this Annual Report on Form 10-K for additional information.

Our cash and cash equivalents of $0.3 million as of December 31, 2019 is not sufficient to fund expected future negative cash flows from operations and cash debt service obligations through March 31, 2021. These factors raise substantial doubt about our ability to continue as a going concern within one year after the date that these financial statements are issued. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our ability to continue as a going concern will depend, in large part, on our ability to raise additional proceeds through financings, achieve positive cash flows from operations during the 12 months from the date of this filing, and refinance or extend other existing debt maturities currently past due and those occurring later in 2020, all of which is uncertain and outside our control. Further, our operating plan for 2020 contemplates a significant reduction in our net operating cash outflows as compared to the year ended December 31, 2019, resulting from (i) revenue growth from sales of existing and new products with positive gross margins, (ii) reduced production costs as a result of manufacturing and technical developments, (iii) reduced spending in general and administrative areas, and (iv) cash inflows from collaborations and grants. If we are unable to complete these actions, we expect to be unable to meet our operating cash flow needs and our obligations under our existing debt facilities.

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

Our planned working capital needs and operating and capital expenditures for 2020, and our ability to service our outstanding debt obligations, are dependent on significant inflows of cash from grants and collaborations, licenses and royalties, and product sales and, if needed, additional financing arrangements. We will continue to need to fund our research and development and related activities and to provide working capital to fund production, procurement, storage, distribution and other aspects of our business. Some of our anticipated funding sources, such as research and development collaborations, are subject to the risks that we may not be able to meet milestones, or that collaborations may end prematurely for reasons that may be outside of our control (including technical infeasibility of the project or a collaborator’s right to terminate without cause). The inability to generate sufficient cash flow, as described above, could have an adverse effect on our ability to continue with our business plans and our status as a going concern.

If we are unable to raise additional funding, or if other expected sources of funding are delayed or not received, our ability to continue as a going concern would be jeopardized and we would take the following actions:
•Shift focus to existing products and customers with significantly reduced investment in new product and commercial development efforts;
•Reduce expenditures for third party contractors, including consultants, professional advisors and other vendors;
•Reduce or delay uncommitted capital expenditures, including expenditures related the construction and commissioning of the new production facility in Brazil, nonessential facilities and lab equipment, and information technology projects; and
•Closely monitor our working capital position with customers and suppliers, as well as suspend operations at pilot plants and demonstration facilities.

Implementing this plan could have a negative impact on our ability to continue our business as currently contemplated, including, without limitation, delays or failures in our ability to:
•Achieve planned production levels;
•Develop and commercialize products within planned timelines or at planned scales; and
•Continue other core activities.

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

As of December 31, 2019, our debt, net of a $20.3 million debt discount and a $15.4 million fair value adjustment, totaled $261.8 million, of which $63.8 million is classified as current. Our cash balance is substantially less than the principal amount of our outstanding debt, and we will be required to generate cash from operations and raise additional working capital through future financings or sales of assets to enable us to repay this indebtedness as it becomes due. There can be no assurance that we will be able to do so.

In addition, we have granted liens on substantially all of our assets, including our intellectual property, as collateral in connection with certain financing arrangements with a current aggregate principal amount outstanding of $133.2 million, and have agreed to significant covenants in connection with such transactions (see Note 4, “Debt” in Part II, Item 8 of this Annual Report on Form 10-K), including covenants that materially limit our ability to take certain actions, including our ability to pay dividends, make certain investments and other payments, incur additional indebtedness, undertake certain mergers and consolidations, and encumber and dispose of assets, and customary events of default, including failure to pay amounts due, breaches of covenants and warranties, material adverse effect events, certain cross defaults and judgements, and insolvency. For example, the loan and security agreements relating to our secured term loan credit facilities that closed in June 2018 and August 2019 (as further amended and restated in October 2019) prevent us from incurring additional indebtedness, making investments, encumbering our assets, engaging in certain corporate transactions, such as mergers and consolidations, and transferring or otherwise disposing of assets, subject in each case to certain exceptions, and also require us to maintain certain liquidity and asset coverage levels and meet certain revenue requirements. A failure to comply with the covenants and other provisions of our debt instruments, including any failure to make a payment when required, would generally result in events of default under such instruments, which could permit acceleration of such indebtedness and could result in a material adverse effect on us. If such indebtedness is accelerated, it would generally also constitute an event of default under our other outstanding indebtedness, permitting acceleration of a substantial portion of our indebtedness. Any required repayment of our indebtedness as a result of acceleration or otherwise would lower our current cash on hand such that we would not have those funds available for use in our business or for payment of other outstanding indebtedness.

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

We continue to have substantial debt outstanding and we may incur additional indebtedness from time to time to finance working capital, product development efforts, strategic acquisitions, investments and partnerships, or capital expenditures, or for other general corporate purposes, subject to the restrictions contained in our debt agreements. Our significant indebtedness and debt service requirements could adversely affect our ability to operate our business and may limit our ability to take advantage of potential business opportunities. For example, our high level of indebtedness presents the following risks:
•we will be required to use a substantial portion of our cash flow from operations to pay principal and interest on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures, product development efforts, acquisitions, investments and strategic alliances and for other general corporate requirements;
•our substantial leverage increases our vulnerability to economic downturns and adverse competitive and industry conditions and could place us at a competitive disadvantage compared to those of our competitors that are less leveraged;
•our debt service obligations could limit our flexibility in planning for, or reacting to, changes in our business and our industry and could limit our ability to pursue other business opportunities, borrow more money for operations or capital in the future and implement our business strategies;
•our level of indebtedness and the covenants in our debt instruments may restrict us from raising additional financing on satisfactory terms to fund working capital, capital expenditures, product development efforts, strategic acquisitions, investments and alliances, and for other general corporate requirements;
•our secured loan agreements restrict our ability to grant additional liens on our assets, which may make it more difficult to secure additional financing in the future; and
•our substantial leverage may make it difficult for us to attract additional financing when needed.

We are currently ineligible to use a registration statement on Form S-3 to register the offer and sale of securities, which could adversely affect our ability to raise future capital.

As a result of the delayed filing of our Annual Report on Form 10-K for the year ended December 31, 2018, our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2019 and our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2019 with the SEC, we will not be eligible to register the offer and sale of our securities using a registration statement on Form S-3 until one year from the date we regain and maintain status as a current filer. Should we wish to register the offer and sale of our securities to the public prior to the time we are eligible to use Form S-3, both our transaction costs and the amount of time required to complete the transaction could increase, potentially harming our financial condition.

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

Further, we have in the past entered into, and expect in the future to enter into, research and development collaboration arrangements pursuant to which we receive payments from our collaboration partners. Some of such collaboration arrangements include advance payments in consideration for grants of exclusivity or research and development activities to be performed by us. It has in the past been difficult for us to know with certainty when we will sign a new collaboration arrangement and receive payments thereunder. In addition, a portion of the advance payments we receive under our collaboration agreements is typically classified as contract liabilities and recognized over multiple quarters or years. As a result, achievement of our quarterly and annual financial goals has been difficult to forecast with certainty. Once a collaboration agreement has been signed, receipt of cash payments and/or recognition of related revenues may depend on our achievement of research, development, production or cost milestones, which may be difficult to predict. Our collaboration arrangements may also include future royalty payments upon commercialization of the products subject to the collaboration arrangements, which is uncertain and depends in part on the success of the counterparty in commercializing the relevant product. As a result, our receipt of royalty revenues and the timing thereof is difficult to predict with certainty.

Furthermore, we market and sell some of our products directly to end-consumers, initially in the cosmetics market. Because we have limited experience in marketing and selling directly to consumers, it is difficult to predict how successful our efforts will be and we may not achieve the product sales we expect to achieve on the timeline we anticipate, if at all. These factors have made it difficult to predict future revenues and have resulted in our revenues being below our previously announced guidance or analysts’ estimates. We continue to face these risks in the future, which may cause our stock price to decline.

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

Our revenues and results of operations could vary significantly from quarter to quarter because of a variety of factors, many of which are outside of our control. As a result, comparing our results of operations on a period-to-period basis may not be meaningful. Factors that could cause our quarterly results of operations to fluctuate include:
•achievement, or failure, with respect to technology, product development or manufacturing milestones needed to allow us to enter identified markets on a cost-effective basis or obtain milestone-related payments from collaboration partners;

•delays or greater than anticipated expenses associated with the completion, commissioning, acquisition or retrofitting of new production facilities, or the time to ramp up and stabilize production at a new production facility or the transition (including ramp up) to producing new molecules at existing facilities or with a new contract manufacturer;
•impairment of assets based on shifting business priorities and working capital limitations;
•disruptions in the production process at any manufacturing facility, including disruptions due to seasonal or unexpected downtime as a result of feedstock availability, contamination, safety or other technical difficulties, or scheduled downtime as a result of transitioning equipment to the production of different molecules;
•losses of, or the inability to secure new, major customers, collaboration partners, suppliers or distributors;
•losses associated with producing our products as we ramp to commercial production levels;
•failure to recover value added tax (VAT) that we currently reflect as recoverable in our financial statements (e.g., due to failure to meet conditions for reimbursement of VAT under local law);
•the timing, size and mix of product sales to customers;
•increases in price or decreases in availability of feedstock;
•the unavailability of contract manufacturing capacity altogether or at reasonable cost;
•exit costs associated with terminating contract manufacturing relationships;
•fluctuations in foreign currency exchange rates;
•change in the fair value of derivative instruments;
•fluctuations in the price of and demand for sugar, ethanol, petroleum-based and other products for which our products are alternatives;
•seasonal variability in production and sales of our products;
•competitive pricing pressures, including decreases in average selling prices of our products;
•unanticipated expenses or delays associated with changes in governmental regulations and environmental, health, labor and safety requirements;
•departure of executives or other key management employees resulting in transition and severance costs;
•our ability to use our net operating loss carryforwards to offset future taxable income;
•business interruptions such as earthquakes, tsunamis and other natural disasters, including pandemics;
•our ability to integrate businesses that we may acquire;
•our ability to successfully collaborate with joint venture partners;
•risks associated with the international aspects of our business; and
•changes in general economic, industry and market conditions, both domestically and in our foreign markets.

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

We face challenges producing our products at commercial-scale or at reduced cost and may not be able to commercialize our products to the extent necessary to make a profit or sustain and grow our current business.

To commercialize our products, we must be successful in using our yeast strains to produce target molecules at commercial-scale and at a commercially viable cost. If we cannot achieve commercially-viable production economics for enough products to support our business plan, including through establishing and maintaining sufficient production-scale and volume, we will be unable to achieve a sustainable products business.

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

If we are not able to successfully commence, scale-up or sustain operations at existing and planned manufacturing facilities, our customer relationships, business and results of operations may be adversely affected.

A substantial component of our planned production capacity in the near and long term depends on successful operations at our existing and potential large-scale production plants. We commenced operations at our first purpose-built, large-scale production facility located in Brotas, Brazil in 2012. In December 2016, we acquired a production facility in Leland, North Carolina, which facility had been previously operated by our partner Glycotech Inc. to perform chemical conversion and production of certain of our end-products, and which facility was subsequently transferred to our joint venture with Nikko, as further described in Note 10, “Related Party Transactions” in Part II, Item 8 of this Annual Report on Form 10-K. In December 2017, we sold the Brotas facility to DSM and concurrently entered into a supply agreement with DSM for us to purchase output from the facility, which represents a significant portion of our expected supply needs (see Note 12, “Divestiture”, Note 9, "Revenue Recognition" and Note 10, "Related Party Transactions" in Part II, Item 8 of this Annual Report on Form 10-K for more information). We are building a new purpose-built, large-scale specialty ingredients plant in Brazil, which we anticipate will allow for the manufacture of five products concurrently and to produce both our specialty ingredients portfolio and our alternative sweetener product. We currently anticipate facility construction to be completed in the second quarter of 2021; however, there can be no assurances that we will be able to complete such facility on our expected timeline, if at all. In addition, in May 2019 we entered into a joint venture agreement with Raizen for the production, sale and commercialization of alternative sweetener products, pursuant to which the parties would construct a manufacturing facility exclusively for alternative sweetener products on land owned by Raizen and leased to the joint venture. The consummation of the transactions contemplated by the opportunity to launch a joint venture with Raizen, including the construction of a manufacturing facility for the production of alternative sweetener products, is subject to conditions, including certain regulatory approvals and the achievement of certain technological and economic milestones relating to the production of our alternative sweetener product, and there can be no assurances that the construction of such facility will occur on our expected timeline, if at all. Delays or problems in the construction, start-up or operation of such facilities could cause delays in our ramp-up of production and hamper our ability to reduce our production costs. Delays in construction can occur due to a variety of factors, including regulatory requirements and our ability to fund construction and commissioning costs.

Once our large-scale production facilities are built, acquired or retrofitted, we must successfully commission them, if necessary, and they must perform as we expect. If we encounter significant delays, cost overruns, engineering issues, contamination problems, equipment or raw material supply constraints, unexpected equipment maintenance requirements, safety issues, work stoppages or other serious challenges in bringing these facilities online and operating them at commercial-scale, we may be unable to produce our renewable products in the time frame and at the cost we have planned. It is difficult to predict the effects of scaling up production of industrial fermentation to commercial-scale, as it involves various risks to the quality and consistency of our molecules. In addition, in order to produce molecules at existing and potential future plants, we have been and may in the future be required to perform thorough transition activities, and modify the design of the plant. Any modifications to the production plant could cause complications in the operations of the plant, which could result in delays or failures in production. If any of these risks occur, or if we are unable to create or obtain additional manufacturing capacity necessary to meet existing and potential customer demand, we may need to continue to use, or increase our use of, contract manufacturing sources, which may not be available on terms acceptable to us, if at all, and generally entail greater cost to us to produce our products and would therefore reduce our anticipated gross margins and may also prevent us from accessing certain markets for our products. Further, if our efforts to increase (or commence, as the case may be) production at these facilities are not successful, our partners may decide not to work with us to develop additional production facilities, demand more favorable terms or delay their commitment to invest capital in our production. If we are unable to create and sustain manufacturing capacity and operations sufficient to satisfy the existing and potential demand of our customers and partners, our business and results of operations may be adversely affected.

In addition, the production of our products at our planned purpose-built, large-scale production facilities will require large volumes of feedstock. For our planned large-scale production facilities in Brazil, we plan to rely primarily on Brazilian sugarcane. While in certain cases we have entered into feedstock agreements with suppliers, including Raizen, which we expect to supply the sugarcane feedstock necessary to produce our products at our planned large-scale production facilities in Brazil, that specify the pricing, quantity and product specifications for our feedstocks, we cannot predict the future availability or price of these various feedstocks, nor can we be sure that our mill partners, including Raizen, will be able to supply it in sufficient quantities or in a timely manner. Furthermore, to the extent we are required to rely on sugar feedstock other than Brazilian sugarcane, the cost of such feedstock may be higher than we expect, increasing our anticipated production costs. Feedstock crop yields and sugar content depend on weather conditions, such as rainfall and temperature. Weather conditions have historically caused volatility in the ethanol and sugar industries by causing crop failures or reduced harvests. Excessive rainfall can adversely affect the supply of sugarcane and other sugar feedstock available for the production of our products by reducing the sucrose content and limiting growers' ability to harvest. Crop disease and pestilence can also occur from time to time and can adversely affect feedstock growth, potentially rendering useless or unusable all or a substantial portion of affected harvests. With respect to sugarcane, our initial primary feedstock, seasonal availability and price, the limited amount of time during which it keeps its sugar content after harvest, and the fact that sugarcane is not itself a traded commodity, increases these risks and limits our ability to substitute supply in the event of such an occurrence. If production of sugarcane or any other feedstock we may use to produce our products is adversely affected by these or other conditions, our production will be impaired, increasing costs to our operations and adversely affecting our business.

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

We believe the primary competitive factors in our target markets are:
•product price;
•product performance and other measures of quality;
•product cost;
•infrastructure compatibility of products;
•sustainability; and
•dependability of supply.

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

In addition, we may encounter numerous uncertainties and difficulties in developing, manufacturing and commercializing any new products subject to these collaboration arrangements that may delay or prevent us from realizing their expected benefits or enhancing our business, including uncertainties on the feasibility of taking new molecules to commercial-scale. Any failure to successfully develop, produce and commercialize products under our existing and future collaboration arrangements could have a material adverse effect on our business, financial conditions, earnings and prospects.

Revenues from these types of relationships are a key part of our cash plan for 2020 and beyond. If we fail to collect expected collaboration revenues, or to identify and add sufficient additional collaborations to fund our planned operations, we may be unable to fund our operations or pursue development and commercialization of our planned products. To achieve our collaboration revenue targets from year to year, we may be obliged to enter into agreements that contain less favorable terms. Historically, the process of negotiating and finalizing collaboration arrangements with our partners has at times been lengthy and unpredictable. Furthermore, as part of our current and future collaboration arrangements, we may be required to make significant capital investments at our existing or planned production facilities in order to develop, produce and commercialize molecules or other products. Any failure or difficulties in maintaining existing collaboration arrangements or establishing new collaboration arrangements, or building up or retooling our operations to meet the demands of our collaboration partners could have a significant negative impact on our business, including our ability to achieve commercial viability for our products, lead to the inability to meet our contractual obligations and could cause us to allocate or divert capital, personnel and other resources from our organization which could adversely affect our business and reputation.

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

In May 2017, DSM made an investment in our company and, in connection therewith, we entered into a stockholder agreement with DSM (subsequently amended) which provides DSM with certain rights, including the right to designate two members of our board of directors as well as exclusive negotiating rights in connection with certain future commercial projects and arrangements. Subsequently, in July and September 2017, we entered into collaboration agreements (and related license agreements) with DSM to jointly develop three new molecules in the Health and Nutrition field using the Company’s technology, which the Company would produce and DSM would commercialize. In December 2017, we completed the sale of our Brotas, Brazil production facility to DSM and, in connection therewith, entered into several commercial agreements with DSM, including a supply agreement to procure a substantial portion of our product supply requirements, and borrowed $25 million from DSM. For more information regarding these and other transactions and arrangements with DSM, please see Note 4, “Debt,” Note 6, “Stockholders’ Deficit,” Note 9, “Revenue Recognition”, Note 10, “Related Party Transactions” and Note 12, “Divestiture” in Part II, Item 8 of this Annual Report on Form 10-K.

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

In addition, DSM, due to the presence of its representatives on our board of directors, equity ownership in our company, and commercial relationships with us, may be able to control or significantly influence our management, operations and affairs, as well as matters requiring stockholder approval, including the election of directors and the approval of significant corporate transactions, such as the disposition of our intellectual property, mergers, consolidations or the sale of all or substantially all of our assets. Due to its various relationships with the Company, DSM may have interests different than, and may not act in the best interests of, our other stockholders. Consequently, our relationship with DSM may have the effect of delaying or preventing a change of control, or a change in our management or board of directors, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of our company, even if such actions would benefit our other stockholders.

A significant portion of our operations are centered in Brazil, and our business will be adversely affected if we do not operate effectively in that country.

For the foreseeable future, we will be subject to risks associated with the concentration of essential product sourcing and operations in Brazil. The Brazilian government has changed in the past, and may change in the future, monetary, taxation, credit, tariff, labor, export and other policies to influence the course of Brazil's economy. For example, the government's actions to control inflation have involved interest rate adjustments. We have no control over, and cannot predict what policies or actions the Brazilian government may take in the future. Our business, financial performance and prospects may be adversely affected by, among others, the following factors:
•delays or failures in securing licenses, permits or other governmental approvals necessary to build and operate facilities, use our yeast strains to produce products and export such products for sale outside Brazil;
•rapid consolidation in the sugar and ethanol industries in Brazil, which could result in a decrease in competition;
•political, economic, diplomatic or social instability in, or in the region surrounding, Brazil;
•changing interest rates;
•tax burden and policies;
•effects of changes in currency exchange rates;
•any changes in currency exchange policy that lead to the imposition of exchange controls or restrictions on remittances abroad;
•export or import restrictions that limit our ability to move our products out of Brazil or interfere with the import of essential materials into Brazil;
•changes in, or interpretations of foreign regulations that may adversely affect our ability to sell our products or repatriate profits to the United States;
•tariffs, trade protection measures and other regulatory requirements;
•compliance with United States and foreign laws that regulate the conduct of business abroad;
•compliance with privacy, anti-corruption and anti-bribery laws, including certain anti-corruption and privacy laws recently enacted in Brazil;
•an inability, or reduced ability, to protect our intellectual property in Brazil including any effect of compulsory licensing imposed by government action; and
•difficulties and costs of staffing and managing foreign operations.

We cannot predict whether the current or future Brazilian government will implement changes to existing policies on taxation, exchange controls, monetary strategy, labor relations, social security and the like, nor can we estimate the impact of any such changes on the Brazilian economy or our operations.

Brazil’s economy has recently experienced quarters of slow gross domestic product growth. Although recent data has shown signs of an economic recovery in Brazil, there is no assurance that such recovery will continue. In addition, major corruption scandals involving members of the executive, state-controlled enterprises and large private sector companies have been disclosed and are the subject of ongoing investigation by federal authorities. Although these investigations continued to evolve through 2019, their final outcome and impact on the Brazilian economy is not yet known and cannot be predicted with certainty.

We are subject to the risks of doing business globally.

We maintain operations in foreign jurisdictions other than Brazil, and may in the future expand, or seek to expand, our operations to additional foreign jurisdictions. For example, in 2018 we announced plans to increase our commercial activities in China. Operating in China exposes us to political, legal and economic risks. In particular, the political, legal and economic climate in China, both nationally and regionally, is fluid and unpredictable. Our ability to operate in China may be adversely affected by changes in U.S. and Chinese laws and regulations such as those related to taxation, import and export tariffs, environmental regulations, genetically modified microorganisms (GMM), land use rights, product testing requirements, intellectual property, currency controls, network security and other matters. In addition, we may not obtain or retain the requisite permits to operate in China, and costs or operational limitations may be imposed in connection with obtaining and complying with such permits. In addition, Chinese trade regulations are in a state of flux, and we may become subject to other forms of taxation, tariffs and duties in China. Furthermore, our counterparties in China may use or disclose our confidential information or intellectual property to competitors or third parties, which could result in the illegal distribution and sale of counterfeit versions of our products. If any of these events occur, our business, financial condition and results of operations could be materially and adversely affected.

In addition, a significant percentage of the production, downstream processing and sales of our products occurs outside the United States or with vendors, suppliers or customers located outside the United States. If tariffs or other restrictions are placed by the United States on foreign imports from Brazil, European or other countries where we operate or seek to operate, or any related counter-measures are taken, our business, financial condition and results of operations may be harmed. In 2018, President Trump imposed tariffs on steel and aluminum imports and additional tariffs on goods imported from certain specified countries and regions, including China and Europe, and has indicated potential future tariffs on a range of goods from certain countries and regions. In response, certain countries, including China, have imposed retaliatory tariffs on U.S. goods imported into such countries. If further tariffs are imposed on a broader range of imports, or if further retaliatory trade measures are taken by other countries in response to additional tariffs, our operating performance could be harmed. Tariffs may increase our cost of goods, which could result in lower gross margin on certain of our products. If we raise prices to account for any such increase in costs of goods, the competitiveness of the affected products could potentially be reduced. In either case, increased tariffs on imports from Brazil, European or other countries where we operate or seek to operate could materially and adversely affect our business, financial condition and results of operations. Furthermore, in retaliation for any tariffs imposed by the United States, other countries may implement tariffs on a wide range of American products, which could increase the cost of our products for non-U.S. customers located in such countries. Any increase in the cost of our products for non-U.S. customers, which represent a substantial portion of our sales, could result in a decrease in demand for our products by such customers. Trade restrictions implemented by the United States or other countries could materially and adversely affect our business, financial condition and results of operations.

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

Our use of genetically modified feedstocks and yeast strains to produce our products subjects us to risks of regulatory limitations and rejection of our products.

The use of GMMs, such as our yeast strains, is subject to laws and regulations in many countries, some of which are new and some of which are still evolving. In the United States, the Environmental Protection Agency (EPA), regulates the commercial use of GMMs as well as potential products produced from GMMs. Various states or local governments within the United States could choose to regulate products made with GMMs as well. While the strain of genetically modified yeast that we currently use for the development and commercial production of our target molecules, S. cerevisiae, is eligible for exemption from EPA review because it is generally recognized as safe, we must satisfy certain criteria to achieve this exemption, including but not limited to use of compliant containment structures, waste disposal and safety procedures, and we cannot be sure that we will meet such criteria in a timely manner, or at all. If exemption of S. cerevisiae is not obtained, our business may be substantially harmed. In addition to S. cerevisiae, we may seek to use different GMMs in the future that will require EPA approval. If approval of different GMMs is not secured, our ability to grow our business could be adversely affected.

In Brazil, GMMs are regulated by the National Biosafety Technical Commission (CTNBio). We have obtained approvals from CTNBio to use GMMs in a contained environment in our Brazil facilities for research and development purposes as well as at contract manufacturing facilities in Brazil for industrial-scale production of target products. In addition, we have obtained initial commercial approvals from CTNBio for five of our yeast strains, with two of these strains being approved for feed purposes. As we continue to develop new yeast strains and deploy our technology at new production facilities in Brazil, we will be required to obtain further approvals from CTNBio in order to use these strains in industrial-scale commercial production in Brazil. We may not be able to obtain such approvals on a timely basis, or at all, and if we do not, our ability to produce our products in Brazil could be impaired, which would adversely affect our results of operations and financial condition.

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

We expect to encounter regulations in most, if not all, of the countries in which we may seek to produce, import or sell our products (and our customers may encounter similar regulations in selling end-use products to consumers), and we cannot assure you that we (or our customers) will be able to obtain necessary approvals and third-party verifications in a timely manner or at all. If our products do not meet applicable regulatory requirements in a particular country, then we (or our customers) may not be able to commercialize our products in such country and our business will be adversely affected. In addition, any enforcement action taken by regulators against us or our products could cause us to suffer adverse publicity, which could harm our reputation and our relationship with our customers and vendors.

In addition, many of our products are intended to be a component of our collaboration partners and/or customers’ (or their customers’) end-use products. Such end-use products may be subject to various regulations, including regulations promulgated by the EPA, the FDA, or the European Food Safety Authority. If our company or our collaboration partners and customers (or their customers) are not successful in obtaining any required regulatory approval or third-party verifications for their end-use products that incorporate our products, or fail to comply with any applicable regulations for such end-use products, whether due to our products or otherwise, demand for our products may decline and our revenues will be adversely affected.

Changes in government regulations, including subsidies and economic incentives, could have a material adverse effect on our business.

The markets where we sell our products are heavily influenced by foreign, federal, state and local government regulations and policies. Changes to existing or adoption of new foreign or domestic federal, state and local legislative initiatives that impact the production, distribution or sale of products may harm our business. The uncertainty regarding future standards and policies, including developing legislation in the Clean Beauty industry, may also affect our ability to develop our products or to license our technologies to third parties and to sell products to our end customers. Any inability to address these requirements and any regulatory or policy changes could have a material adverse effect on our business, financial condition and results of operations.

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

In addition, the market for cannabinoids is heavily regulated. Synthetic cannabinoids may be viewed as qualifying as controlled substances under the federal Controlled Substances Act of 1970 (CSA), and may be subject to a high degree of regulation including, among other things, certain registration, licensing, manufacturing, security, record keeping, reporting, import, export, clinical and non-clinical studies, insurance and other requirements administered by the U.S. Drug Enforcement Administration (DEA) and/or the FDA.

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

Our commercial success will depend substantially on our ability to obtain patents and maintain adequate legal protection for our technologies and product candidates in the United States and other countries. As of December 31, 2019, we had 633 issued United States and foreign patents and 238 pending United States and foreign patent applications that were owned or co-owned by or licensed to us. We will be able to protect our proprietary rights from unauthorized use by third parties only to the extent that our proprietary technologies and future products are covered by valid and enforceable patents or are effectively maintained as trade secrets.

We apply for patents covering both our technologies and product candidates, as we deem appropriate. However, filing, prosecuting, maintaining and defending patents on product candidates in all countries throughout the world would be prohibitively expensive, and our intellectual property rights in some countries outside the United States are less extensive than those in the United States. We may also fail to apply for patents on important technologies or product candidates in a timely fashion, or at all. Our existing and future patents may not be sufficiently broad to prevent others from practicing our technologies or from designing products around our patents or otherwise developing competing products or technologies. In addition, the patent positions of companies like ours are highly uncertain and involve complex legal and factual questions for which important legal principles remain unresolved. No consistent policy regarding the breadth of patent claims has emerged to date in the United States and the landscape is expected to become even more uncertain in view of recent rule changes by the United States Patent Office, or USPTO. Additional uncertainty may result from legal decisions by the United States Federal Circuit and Supreme Court as they determine legal issues concerning the scope and construction of patent claims and inconsistent interpretation of patent laws or from legislation enacted by the U.S. Congress. The patent situation outside of the United States is also difficult to predict. As a result, the validity and enforceability of patents cannot be predicted with certainty. Moreover, we cannot be certain whether:
•we (or our licensors) were the first to make the inventions covered by each of our issued patents and pending patent applications;
•we (or our licensors) were the first to file patent applications for these inventions;
•others will independently develop similar or alternative technologies or duplicate any of our technologies;
•any of our or our licensors' patents will be valid or enforceable;
•any patents issued to us (or our licensors) will provide us with any competitive advantages, or will be challenged by third parties;
•we will be able to identify when others are infringing our (or our licensed) valid patent claims;
•we will develop additional proprietary products or technologies that are patentable; or
•the patents of others will have an adverse effect on our business.

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

We require new employees and consultants to execute proprietary information and inventions agreements upon the commencement of an employment or consulting arrangement with us. We additionally require contractors, advisors, corporate collaboration partners, outside scientific collaboration partners and other third parties that may receive trade secret information to execute such agreements or confidentiality agreements. These agreements generally require that all confidential information developed by the individual or made known to the individual by us during the course of the individual's relationship with us be kept confidential and not be disclosed to third parties. These agreements also generally provide that inventions conceived by the individual in the course of rendering services to us shall be our exclusive property. Nevertheless, our proprietary information may be disclosed, or these agreements may be unenforceable or difficult to enforce. If any of our trade secrets were to be lawfully obtained or independently developed by a competitor, we would have no right to prevent such third party, or those to whom they communicate such technology or information, from using that technology or information to compete with us. Additionally, trade secret law in Brazil differs from that in the United States, which requires us to take a different approach to protecting our trade secrets in Brazil. Some of these approaches to trade secret protection may be novel and untested under Brazilian law and we cannot guarantee that we would prevail if our trade secrets are contested in Brazil. If any of the above risks materializes, our failure to obtain or maintain trade secret protection could adversely affect our competitive business position.

Third parties and former employees may misappropriate our trade secrets including those embodied in our yeast strains.

Third parties, including collaboration partners, contract manufacturers, other contractors and shipping agents, as well as exiting employees, often have access to our trade secrets and custody or control of our yeast strains. If our trade secrets or yeast strains were stolen, misappropriated or reverse engineered, they could be used by other parties who may be able to reproduce the yeast strains for their own commercial gain. If this were to occur, it would be difficult for us to challenge and prevent this type of use, especially in countries where we have limited intellectual property protection or that do not have robust intellectual property law regimes.

If we or one of our collaboration partners is sued for infringing intellectual property rights or other proprietary rights of third parties, litigation could be costly and time consuming and could prevent us from developing or commercializing our future products.

Our commercial success depends on our and our collaboration partners' ability to operate without infringing the patents and proprietary rights of other parties and without breaching any agreements we have entered into with regard to our technologies and product candidates. We cannot determine with certainty whether patents or patent applications of other parties may materially affect our ability to conduct our business. Our industry spans several sectors, including biotechnology, renewable fuels, renewable specialty chemicals and other renewable molecules, and is characterized by the existence of a significant number of patents and disputes regarding patent and other intellectual property rights. Because patent applications remain unpublished and confidential for eighteen months and can take several years to issue, there may currently be pending applications, unknown to us, that may result in issued patents that cover our technologies or product candidates. There may be a significant number of patents and patent applications relating to aspects of our technologies filed by, and issued to, third parties. The existence of third-party patent applications and patents could significantly reduce the coverage of patents owned by or licensed to us and our collaboration partners and limit our ability to obtain meaningful patent protection. If we wish to make, use, sell, offer to sell, or import the technology or compound claimed in issued and unexpired patents owned by others, we may need to obtain a license from the owner, develop or obtain alternative technologies, enter into litigation to challenge the validity of the patents or incur the risk of litigation in the event that the owner asserts that we infringe its patents. If patents containing competitive or conflicting claims are issued to third parties and these claims are ultimately determined to be valid, we and our collaboration partners may be enjoined from pursing research, development, or commercialization of products, or be required to obtain licenses to these patents, or to develop or obtain alternative technologies.

If a third party asserts that we infringe upon its patents or other proprietary rights, we could face a number of issues that could seriously harm our competitive position, including:
•infringement and other intellectual property claims, which could be costly and time consuming to litigate, whether or not the claims have merit, and which could prevent or delay getting our products to market and divert management attention from our business;
•substantial damages for past infringement, which we may have to pay if a court determines that our products or technologies infringe a third party's patent or other proprietary rights;
•a court prohibiting us from selling or licensing our technologies or future products unless the holder licenses the patent or other proprietary rights to us, which it is not required to do;
•the International Trade Commission (ITC) prohibiting us from importing our products into the United States; and
•if a license is available from a third party, such third party may require us to pay substantial royalties or grant cross licenses to our patents or proprietary rights.

The industries in which we operate, and the biotechnology industry in particular, are characterized by frequent and extensive litigation and patent agency procedures regarding patents and other intellectual property rights. Many biotechnology companies have employed intellectual property litigation as a way to gain a competitive advantage. If any of our competitors have filed patent applications or obtained patents that claim inventions also claimed by us, we may have to participate in interference proceedings declared by the relevant patent regulatory agency to determine priority of invention and, thus, the right to the patents for these inventions in the United States. In addition, third parties may be able to challenge the validity of one or more of our patents using available post-grant procedures including oppositions and inter partes reviews (IPR). These proceedings could result in substantial cost to us even if the outcome is favorable. Even if successful, an interference or post-grant proceeding may result in loss of certain of our patent claims. Our involvement in litigation, interferences, opposition proceedings or other intellectual property proceedings inside and outside of the United States, to defend our intellectual property rights, or as a result of alleged infringement of the rights of others, may divert management time from focusing on business operations and could cause us to spend significant resources, all of which could harm our business and results of operations.

Many of our employees were previously employed at universities, biotechnology, specialty chemical or oil companies, including our competitors or potential competitors. We may be subject to claims that these employees or we have inadvertently or otherwise used or disclosed trade secrets or other proprietary information of their former employers. Litigation may be necessary to defend against these claims. If we fail in defending such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel and be enjoined from certain activities. A loss of key research personnel or their work product, especially to our competitors or potential competitors, could hamper or prevent our ability to commercialize our product candidates, which could severely harm our business. Even if we are successful in prosecuting or defending against these claims, litigation could result in substantial costs and demand on management resources.

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

The laws of some foreign countries do not protect intellectual property rights to the same extent as do the laws of the United States. Many companies have encountered significant problems in protecting and defending intellectual property rights in certain foreign jurisdictions. The legal systems of certain countries, particularly certain developing countries, do not favor the enforcement of patents by foreign holders and other intellectual property protection, particularly those relating to biotechnology and/or bioindustrial technologies. This could make it difficult for us to stop the infringement of our patents or misappropriation of our other intellectual property rights. Proceedings to enforce our patent rights in foreign jurisdictions could result in substantial costs and divert our efforts and attention from other aspects of our business. Moreover, our efforts to protect our intellectual property rights in such countries may be inadequate.

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

We have contracts or subcontracts with certain governmental agencies or their contractors, including DARPA. Generally, these agreements, as they may be amended or modified from time to time, have fixed terms and may be terminated, modified or be subject to recovery of payments by the government agency under certain conditions (such as failure to comply with detailed reporting and governance processes or failure to achieve milestones). Under these agreements, we are also subject to audits, which can result in corrective action plans and penalties up to and including termination. If these governmental agencies terminate these agreements with us, it could reduce our revenues which could harm our business. Additionally, we anticipate securing additional government contracts as part of our business plan for 2020 and beyond. If we are unable to secure such government contracts, it could harm our business.

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

The loss of any key member of our management or key technical and operational employees, or the failure to attract or retain such employees, could prevent us from developing and commercializing our products for our target markets and executing our business strategy. In addition, we may not be able to attract or retain qualified employees in the future due to the intense competition for qualified personnel among biotechnology and other technology-based businesses. Furthermore, any reductions to our workforce as part of potential cost-saving measures, such as those discussed above with respect to our planned actions to continue as a going concern, may make it more difficult for us to attract and retain key employees. If we do not maintain the necessary personnel to accomplish our business objectives, we may experience staffing constraints that will adversely affect our ability to meet the demands of our collaboration partners and customers in a timely fashion or to support our internal research and development programs and operations. In particular, our product and process development programs depend on our ability to attract and retain highly skilled technical and operational personnel. Competition for such personnel from numerous companies and academic and other research institutions may limit our ability to do so on acceptable terms. All of our U.S. employees are “at-will” employees, which means that either the employee or we may terminate their employment at any time.

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

Increased information systems security threats and more sophisticated, targeted computer invasions could pose a risk to our technology platform and operations.

Increased information systems security threats, cyber- or phishing-attacks and more sophisticated, targeted computer invasions pose a risk to the security of our systems and networks, and the confidentiality, availability, and integrity of our data, operations, and communications. Cyber-attacks against our technology platform and infrastructure could result in exposure of confidential information, the modification of critical data, and/or the failure of critical operations. Likewise, improper or inadvertent employee behavior, including data privacy breaches by employees and others with permitted access to our systems may pose a risk that sensitive data may be exposed to unauthorized persons or to the public. While we attempt to mitigate these risks by employing a number of measures, including security measures, employee training, comprehensive monitoring of our networks and systems, maintenance of backup and protective systems and incident response procedures, if these measures prove inadequate, we could be adversely affected by, among other things, loss or damage of intellectual property, proprietary and confidential information, data integrity, and communications or customer data, increased costs to prevent, respond to, or mitigate these cyber security threats and interruptions of our business operations.

Growth may place significant demands on our management and our infrastructure.

We have experienced, and expect to continue to experience, expansion of our business as we continue to make efforts to develop and bring our products to market. We have grown from 18 employees at the end of 2005 to 561 full-time employees at December 31, 2019. Our growth and diversified operations have placed, and may continue to place, significant demands on our management and our operational and financial infrastructure. In particular, continued growth could strain our ability to:
•manage multiple research and development programs;
•operate multiple manufacturing facilities around the world;
•develop and improve our operational, financial and management controls;
•enhance our reporting systems and procedures;
•recruit, train and retain highly skilled personnel;
•develop and maintain our relationships with existing and potential business partners;
•maintain our quality standards; and
•maintain customer satisfaction.

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

Features in several of our outstanding convertible debt and equity instruments are accounted for under Accounting Standards Codification 815, Derivatives and Hedging (ASC 815), as embedded derivatives. ASC 815 requires companies to bifurcate conversion options from their host instruments and account for them as free standing derivative financial instruments according to certain criteria. The current fair value of the derivative is remeasured to fair value at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value of the derivative being charged to earnings (loss) in the statement of operations. We have determined that we must bifurcate and account for certain features of our convertible debt and equity instruments as embedded derivatives in accordance with ASC 815. We have recorded these embedded derivative liabilities as non-current liabilities on our consolidated balance sheet with a corresponding discount at the date of issuance that is netted against the principal amount of the applicable instrument. The derivative liabilities are remeasured to fair value at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value of the derivative liabilities being recorded in other income or expenses. There is no current observable market for this type of derivative and, as such, we determine the fair value of the embedded derivatives using the binomial lattice model. The valuation model uses the stock price, conversion price, maturity date, risk-free interest rate, estimated stock volatility and estimated credit spread. Changes in the inputs for these valuation models may have a significant impact on the estimated fair value of the embedded derivative liabilities. For example, an increase in our stock price would result in an increase in the estimated fair value of the embedded derivative liabilities, if in this example, each of the other elements of the valuation model remained substantially unchanged from the last measurement date. The embedded derivative liabilities may have, on a U.S. GAAP basis, a substantial effect on our balance sheet from quarter to quarter and it is difficult to predict the effect on our future U.S. GAAP financial results, since valuation of these embedded derivative liabilities are based on factors largely outside of our control and may have a negative impact on our statement of operations and balance sheet. The effects of these embedded derivatives may cause our U.S. GAAP operating results to be below expectations, which may cause our stock price to decline. See Note 3, “Fair Value Measurement”

in Part II, Item 8 of this Annual Report on Form 10-K for more information regarding the valuation of embedded derivatives in certain of our outstanding debt and equity instruments.

In addition, we account for one of our outstanding debt instruments at fair value. That instrument is remeasured to fair value at each balance sheet date, with a resulting non-cash gain or loss from change in fair value of debt recorded in other income or expense.

Our ability to use our net operating loss carryforwards to offset future taxable income may be subject to certain limitations.

In general, under Section 382 of the Internal Revenue Code (the Code), a corporation that undergoes an “ownership change”, as defined in the Code, is subject to limitations on its ability to utilize its pre-ownership change net operating loss carryforwards (NOLs) to offset future taxable income. During the three years ended December 31, 2017 and the two years ended December 31, 2019, changes in our share ownership resulted in significant reductions in our NOLs pursuant to Section 382 of the Code. Future changes in our stock ownership, some of which are outside of our control, could result in an ownership change under Section 382 of the Code; if that occurs, our ability to utilize NOLs could be further limited. Furthermore, our ability to utilize NOLs of companies that we may acquire in the future may be subject to limitations under Section 382 of the Code. For these reasons, we may not be able to utilize a material portion of our reported NOLs as of December 31, 2019, even if we attain profitability, which could adversely affect our results of operations.

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

The market price of our common stock has been, and we expect it to continue to be, subject to significant volatility, and it has declined significantly from our initial public offering price. Market prices for securities of early stage companies have historically been particularly volatile. Such fluctuations could be in response to, among other things, the factors described in this “Risk Factors” section, or other factors, some of which are beyond our control, such as:
•fluctuations in our financial results or outlook or those of companies perceived to be similar to us;
•changes in estimates of our financial results or recommendations by securities analysts;
•changes in market valuations of similar companies;
•changes in the prices of commodities associated with our business such as sugar and petroleum or changes in the prices of commodities that some of our products may replace, such as oil and other petroleum sourced products;
•changes in our capital structure, such as future issuances of securities or the incurrence of debt;
•announcements by us or our competitors of significant contracts, acquisitions or strategic partnerships;
•regulatory developments in the United States, Brazil, and/or other foreign countries;
•litigation involving us, our general industry or both;
•additions or departures of key personnel;
•investors’ general perception of us; and
•changes in general economic, industry and market conditions.

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

In the past, many companies that have experienced volatility and sustained declines in the market price of their stock have become subject to securities class action and derivative action litigation. We were involved in two such lawsuits that were dismissed in 2014, were involved in five such lawsuits that were dismissed in September 2017, July 2018 and September 2018, respectively, are currently involved in two such lawsuits, as described in more detail below under “Legal Proceedings,” and we may be the target of this type of litigation in the future. Securities litigation against us could result in substantial costs and divert our management’s attention from other business concerns, which could seriously harm our business.

The concentration of our capital stock ownership with insiders will limit the ability of other stockholders to influence corporate matters and presents risks related to the operations of our significant stockholders.

As of January 31, 2020, significant stockholders held an aggregate total of 56.9% of the Company's total common shares outstanding, as follows: Foris Ventures, LLC (Foris) (33.3%), DSM (8.1%), Total (6.2%), Loyola Capital (5.2%) and Vivo Capital LLC (Vivo) (4.1%). Furthermore, each of these parties holds some or a combination of convertible preferred stock, warrants and purchase rights, pursuant to which they may acquire additional shares of our common stock and thereby increase their ownership interest in our company. Additionally, Foris is indirectly owned by John Doerr, one of our current directors, and each of DSM, Total and Vivo have the right to designate one or more directors to serve on our Board of Directors pursuant to agreements between us and such stockholders. This significant concentration of share ownership may adversely affect the trading price of our common stock because investors often perceive disadvantages in owning stock in companies with stockholders with significant interests. Also, these stockholders, acting together, may be able to control or significantly influence our management and affairs and matters requiring stockholder approval, including the election of directors and the approval of significant corporate transactions, such as mergers, consolidations or the sale of all or substantially all of our assets, and may not act in the best interests of our other stockholders. Consequently, this concentration of ownership may have the effect of delaying or preventing a change of control, or a change in our management or Board of Directors, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of our company, even if such actions would benefit our other stockholders.

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

The restatement of our previously issued financial statements was time-consuming and expensive and could expose us to additional risks that could materially adversely affect our financial position, results of operations and cash flows.

On April 5, 2019, our Audit Committee, after consultation with management and KPMG LLP (KPMG), our former independent registered public accounting firm, determined that we would restate our interim condensed consolidated financial statements for the quarterly and year-to-date periods ended March 31, 2018, June 30, 2018 and September 30, 2018, included in our Quarterly Reports on Form 10-Q for the fiscal quarters ended March 31, 2018, June 30, 2018 and September 30, 2018, respectively. In addition, on May 14, 2019, our Board of Directors, upon the recommendation of the Audit Committee after consultation with senior management and KPMG, determined that we would restate our audited consolidated financial statements for the year ended December 31, 2017. The consolidated financial statements and related information included in our previously filed Annual Report on Form 10-K for the year ended December 31, 2017 and Quarterly Reports on Form 10-Q for the periods ended March 31, 2018, June 30, 2018 and September 30, 2018 and all earnings press releases and similar communications issued by us for such periods should not be relied upon and are superseded in their entirety by the Annual Report on Form 10-K/A for the year ended December 31, 2018.

Accordingly, the Annual Report on Form 10-K/A as of and for the year ended December 31, 2018 includes: (1) changes to our consolidated financial statements to reflect the restatement of our audited consolidated financial statements for the year ended December 31, 2017 and our unaudited interim condensed consolidated financial statements for the quarterly and year-to-date periods ended March 31, 2018, June 30, 2018 and September 30, 2018; (2) changes as to reflect the restatement of our unaudited quarterly and year-to-date periods ended March 31, 2017, June 30, 2017 and September 30, 2017 for additional errors identified during the re-audit of our consolidated financial statements for the year ended December 31, 2017; (3) expanded risk factor disclosures within Part I, Item 1A; and (4) additional disclosures and conclusions regarding our disclosure controls and procedures and internal control over financial reporting in Part II, Item 9A.

As a result of the restatement and associated non-reliance on previously issued financial information, we became subject to a number of additional expenses and risks, including unanticipated expenses for accounting and legal fees in connection with or related to the restatement. Likewise, the attention of our management team has been diverted by these efforts. In addition, we could also be subject to additional shareholder, governmental, regulatory or other actions or demands in connection with the restatement or other matters. Any such proceedings will, regardless of the outcome, consume a significant amount of management’s time and attention and may result in additional legal, accounting, insurance and other expenses. If we do not prevail in any such proceeding, we could be required to pay damages or settlement costs. In addition, the restatement and related matters could impair our reputation or could cause our customers, shareholders, or other counterparties to lose confidence in us. Any of these occurrences could have a material adverse effect on our business, results of operations, financial condition and stock price.

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

We do not expect to declare any cash dividends in the foreseeable future.

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

Our Certificate of Incorporation and Bylaws contain provisions that could delay or prevent a change in control of our company. These provisions could also make it more difficult for stockholders to nominate directors and take other corporate actions. These provisions include:
•a staggered Board of Directors;
•authorizing the Board of Directors to issue, without stockholder approval, preferred stock with rights senior to those of our common stock;
•authorizing the Board of Directors to amend our Bylaws, to increase the number of directors and to fill board vacancies until the end of the term of the applicable class of directors;
•prohibiting stockholder action by written consent;
•limiting the liability of, and providing indemnification to, our directors and officers;
•eliminating the ability of our stockholders to call special meetings; and

•requiring advance notification of stockholder nominations and proposals.

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

Our business is subject to risks arising from epidemic diseases, such as the recent outbreak of the COVID-19 illness.

The recent outbreak of the Coronavirus Disease 2019, or COVID-19, which has been declared by the World Health Organization to be a “public health emergency of international concern,” has spread across the globe and is impacting worldwide economic activity. A public health epidemic, including COVID-19, poses the risk that we or our employees, contractors, suppliers, and other partners may be prevented from conducting business activities for an indefinite period of time, including due to shutdowns that may be requested or mandated by governmental authorities. While it is not possible at this time to estimate the impact that COVID-19 could have on our business, the continued spread of COVID-19 and the measures taken by the governments of countries affected could disrupt the supply chain and the manufacture or shipment of our products and adversely impact our business, financial condition or results of operations. The COVID-19 outbreak and mitigation measures may also have an adverse impact on global economic conditions which could have an adverse effect on our business and financial condition. The extent to which the COVID-19 outbreak impacts our results will depend on future developments that are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of the virus and the actions to contain its impact.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

The following is a summary of our principal facilities as of December 31, 2019. We lease our principal office and research and development facilities located in Emeryville, California. We hold a 50% ownership interest in a manufacturing facility and related land located in Leland, North Carolina and lease a pilot plant and demonstration facility and related office and laboratory space located in Campinas, Brazil. Our lease agreements expire at various dates through the year 2031.

Location	Approximate Square Feet	Operations
U.S.
Emeryville, California	136,000	Executive offices; research and development, administrative and pilot plant
Leland, North Carolina	19,400	Manufacturing (joint venture with Nikko)
BRAZIL
Campinas, Brazil	44,000	Pilot plant, research and development and administrative

We believe that our current facilities are suitable and adequate to meet our needs and that suitable additional space will be available to accommodate the foreseeable expansion of our operations. Based on our anticipated volume requirements for 2020 and beyond, we will likely need to identify and secure access to additional production capacity in 2020 and beyond, which we plan to obtain by constructing new facilities and by increasing our use of contract manufacturers, including our collaboration partner, DSM. We are currently making plans to secure such additional capacity.

ITEM 3. LEGAL PROCEEDINGS

On April 3, 2019, a securities class action complaint was filed against Amyris and our CEO, John G. Melo, and former CFO (and current Chief Business Officer), Kathleen Valiasek, in the U.S. District Court for the Northern District of California. The complaint seeks unspecified damages on behalf of a purported class that would comprise all persons and entities that purchased or otherwise acquired our securities between March 15, 2018 and March 19, 2019. The complaint, which was amended by the lead plaintiff on September 13, 2019, alleges securities law violations based on statements and omissions made by the Company during such period. On October 25, 2019, the defendants filed a motion to dismiss the securities class action complaint. The hearing on such motion to dismiss was held on February 18, 2020 and we are awaiting a ruling from the Court. Subsequent to the filing of the securities class action complaint described above, on June 21, 2019 and October 1, 2019, respectively, two separate purported shareholder derivative complaints were filed in the U.S. District Court for the Northern District of California (Bonner v. Doerr, et al., and Carlson v. Doerr, et al.) based on similar allegations to those made in the securities class action complaint described above and named the Company and certain of the Company’s current and former officers and directors as defendants. The derivative lawsuits sought to recover, on the Company’s behalf, unspecified damages purportedly sustained by the Company in connection with allegedly misleading statements and omissions made in connection with the Company’s securities filings. The derivative lawsuits were dismissed on October 18, 2019 (Bonner) and December 10, 2019 (Carlson), without prejudice. We believe the securities class action complaint lacks merit, and intend to continue to defend ourselves vigorously. Given the early stage of these proceedings, it is not yet possible to reliably determine any potential liability that could result from these matters.

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

At March 6, 2020, there were 71 holders of record (not including beneficial holders of stock held in street names) of our common stock.

Dividend Policy

We have never declared or paid any cash dividend on our common stock. We intend to retain any future earnings and do not expect to pay cash dividends in the foreseeable future.

Recent Sales of Unregistered Equity Securities and Use of Proceeds

For information regarding unregistered sales of our equity securities during the two years ended December 31, 2019, see the financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

See Note 15, “Subsequent Events” in Part II, Item 8 of this Annual Report on Form 10-K for information regarding unregistered sales of our equity securities subsequent to December 31, 2019.

Securities Authorized for Issuance under Equity Compensation Plans

The following table shows certain information concerning our common stock reserved for issuance in connection with our 2005 Stock Option/Stock Issuance Plan, our 2010 Equity Incentive Plan and our 2010 Employee Stock Purchase Plan, all as of December 31, 2019:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options	Number of securities to be issued upon vesting of outstanding restricted stock units	Number of securities remaining available for future issuance under equity compensation plans(1)(2)
Equity compensation plans approved by security holders	5,620,419	$10.27	5,782,651	4,079,422
Equity compensation plans not approved by security holders	—	—	—	—
Total	5,620,419	$10.27	5,782,651	4,079,422

(1) Includes 3,815,625 shares reserved for future issuance under our 2010 Equity Incentive Plan and 263,797 shares reserved for future issuance under our 2010 Employee Stock Purchase Plan. No shares are reserved for future issuance under our 2005 Stock Option/Stock Issuance Plan other than shares issuable upon exercise of equity awards outstanding under such plan.

(2) Effective January 1, 2019, the number of shares available for future issuance under our 2010 Equity Incentive Plan increased by 5,887,133 shares pursuant to the automatic increase provision contained in the 2010 Equity Incentive Plan and the number of shares available for future issuance under our 2010 Employee Stock Purchase Plan increased by 588,713 shares, in each case pursuant to automatic increase provisions contained in the respective plans, as discussed in more detail below.

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

The number of shares available for grant and issuance under our 2010 Equity Incentive Plan is increased on January 1 of each year during the term of the plan by an amount equal to the lesser of (1) five percent (5%) of our shares outstanding on the immediately preceding December 31 and (2) a number of shares as may be determined by our Board of Directors or the Leadership Development and Compensation Committee in their discretion. In addition, shares will again be available for grant and issuance under our 2010 Equity Incentive Plan that are:

•subject to issuance upon exercise of an option or stock appreciation right granted under our 2010 Equity Incentive Plan and that cease to be subject to such award for any reason other than the award’s exercise;

•subject to an award granted under our 2010 Equity Incentive Plan and that are subsequently forfeited or repurchased by us at the original issue price;

•surrendered pursuant to an exchange program; or

•subject to an award granted under our 2010 Equity Incentive Plan that otherwise terminates without shares being issued.

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

For more information regarding our 2010 Equity Incentive Plan and 2010 Employee Stock Purchase Plan, see Note 11, “Stock-based Compensation” in Part II, Item 8 of this Annual Report on Form 10-K.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable for smaller reporting companies.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

As a leading industrial biotechnology company, we apply our technology platform to engineer, manufacture and sell high performance, natural, sustainably-sourced products into the Health & Wellness, Clean Beauty, and Flavor & Fragrance markets. Our proven technology platform enables us to rapidly engineer microbes and use them as catalysts to metabolize renewable, plant-sourced sugars into large volume, high-value ingredients. Our biotechnology platform and industrial fermentation process replace existing complex and expensive manufacturing processes. We have successfully used our technology to develop and produce nine distinct molecules at commercial volumes, leading to more than 17 commercial ingredients used by thousands of leading global brands.

We believe that industrial synthetic biology represents a third industrial revolution, bringing together biology and engineering to generate new, more sustainable materials to meet the growing global demand for bio-based replacements for petroleum-based and traditional animal- or plant-derived ingredients. We continue to build demand for our current portfolio of products through an extensive sales network provided by our collaboration partners that represent leading companies for our target market sectors. We also have a small group of direct sales and distributors who support our Clean Beauty market. Via our partnership model, our partners invest in the development of each molecule to bring it from the lab to commercial-scale and use their extensive sales force to sell our ingredients and formulations to their customers as part of their core business. We capture long-term revenue both through the production and sale of the molecule to our partners and through royalty revenues from our partners' product sales to their customers.

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

We have invested over $700 million in infrastructure and technology to create microbes that produce molecules from sugar or other feedstocks at commercial-scale. This platform has been used to design, build, optimize and upscale strains producing nine distinct molecules at commercial volumes, leading to more than 17 commercial ingredients used by thousands of leading global brands. Our time to market for molecules has decreased from seven years to less than a year for our most recent molecule, mainly due to our ability to leverage the technology platform we have built.

Our technology platform has been in active use since 2007 and has been integrated with our commercial production since 2011, creating an organism development process that we believe makes us an industry leader in the successful scale-up and commercialization of biotech-produced ingredients. The key performance characteristics of our platform that we believe differentiate us include our proprietary computational tools, strain construction tools, screening and analytics tools, and advanced lab automation and data integration. Having this fully integrated with our large-scale manufacturing process and capability enables us to always engineer with the end specification and requirements guiding our technology. Our state-of-the-

art infrastructure includes industry-leading strain engineering and lab automation located in Emeryville, California, pilot-scale production facilities in Emeryville, California and Campinas, Brazil, a demonstration-scale facility in Campinas, Brazil and a commercial-scale production facility in Leland, North Carolina, which is owned and operated by our Aprinnova joint venture to convert our Biofene into squalane and other final products.

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

During this transition, we solidified the business model of partnering with our customers to create sustainable, high performing, low-cost molecules that replace an ingredient in their supply chain, commercially scale and manufacture those molecules, and share in the profits earned by our customers once our customer sells its product into these specialty markets. These three steps constitute our grants and collaborations revenues, renewable product revenues, and royalty revenues.

During 2017, we completed several development agreements with DSM and others for new products such as Vitamin A, a human nutrition molecule and others, and in late 2018 we began commercial production and shipment of an alternative sweetener product developed from the Reb M molecule, which is a superior sweetener and sugar replacement. Our goal is to bring two to three new molecules per year to commercial production in the future.

In 2017, we monetized the use of one of our lower margin molecules, farnesene, in the Vitamin E and Lubricants specialty markets while retaining any associated royalties, and licensed farnesene to Koninklijke DSM N.V. (DSM) for use in these fields. Also in 2017, we sold to DSM our subsidiary Amyris Brasil Ltda. (Amyris Brasil), which operated our purpose-built, large-scale manufacturing facility located in Brotas, Brazil.

The Brotas facility was built to batch manufacture one commodity product at a time (originally for high-volume production of biofuels, a business Amyris has exited), which is an inefficient manufacturing process that is not suited for the high margin specialty markets in which we operate today. We currently manufacture nine specialty products and expect to increase the number of specialty products we manufacture by two to three products a year. The inefficiencies we experienced included having to idle the facility for two weeks at a time to prepare for the next product batch manufacture. These inefficiencies caused our cost of goods sold to be significantly higher. As a result, we are building a new purpose-built, large-scale specialty ingredients plant in Brazil, which we anticipate will allow for the manufacture of five products concurrently, including our alternative sweetener product, and over 10 different products annually. In September 2019, we obtained the necessary permits and broke ground on our new specialty ingredients plant and expect the facility to be fully operational in the first quarter of 2021. During construction, we are manufacturing our products at four contract manufacturing sites in Brazil, the U.S. and Spain.

Also, as part of the December 2017 sale of Brotas, we contracted with DSM for the use of Brotas to manufacture products for us to fulfill our product supply commitments to our customers until the new production facility is built and becomes operational, and in November 2018, we amended the supply agreement with DSM to secure capacity at the Brotas facility for production of our alternative sweetener product through 2022.

In May 2019 we entered into an agreement with Raizen Energia S.A. (Raizen) for the formation and operation of a joint venture relating to the production, sale and commercialization of alternative sweetener products whereby the parties would construct a manufacturing facility exclusively for sweetener molecules on land owned by Raizen and leased to the joint venture.

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

We have research and development collaboration arrangements for which we receive payments from our collaboration partners, which include DARPA, DSM, Firmenich SA (Firmenich), Givaudan International SA (Givaudan), Lavvan and others. Some of our collaboration arrangements provide for advance payments to us in consideration for grants of exclusivity or research efforts that we will perform. In 2017 we signed collaboration agreements for an infant nutrition ingredient, and in 2018 and 2019 we signed a collaboration agreement for four vitamins that we expect will contribute to our collaboration revenue and ultimately product sales. Also, in 2019 we signed a collaboration agreement for up to $300 million to develop cannabinoids. Our collaboration agreements, which may require us to achieve milestones prior to receiving payments, are expected to contribute revenues from product sales and royalties if and when they are commercialized. See Note 9, “Revenue Recognition” in Part II, Item 8 of this Annual Report on Form 10-K for additional information.

All of our non-government partnerships include commercial terms for the supply of molecules we successfully upscale and produce at commercial volumes. The first molecule to generate revenue for us outside of farnesene was a fragrance molecule launched in 2015. Since the launch, the product has continued to grow in sales year over year. In 2016, we launched our second fragrance molecule and in 2017, we launched our third fragrance molecule as well as our first cosmetic active ingredient. Our partners for these molecules are indicating continued strong growth due to their cost advantaged position, high purity and sustainable production method. We are continuing to identify new opportunities to apply our technology and deliver sustainable access to key molecules. As a result, we have a pipeline that we believe can deliver two to three new molecules each year over the coming years with a flavor ingredient, a cosmetic active ingredient and a fragrance molecule. In 2019, we commercially produced and shipped our Reb M product that is a sweetener and sugar replacement for food and beverages.

Concurrent with the December 2017 sale of Amyris Brasil and the Brotas facility, we entered into a series of commercial agreements with DSM that included (i) a license agreement to DSM of our farnesene product for DSM to use in the Vitamin E and lubricant specialty markets and (ii) a royalty agreement, pursuant to which DSM agreed to pay us specified royalties representing a portion of the profit on the sale of Vitamin E produced from farnesene sold under a supply agreement with Nenter & Co., Inc. (Nenter) which was assigned to DSM. Under the terms of the royalty agreement, DSM was obligated to pay us minimum royalties totaling $18.1 million for 2019 and 2020. In June 2018, we received the 2019 non-refundable minimum royalty payment totaling $9.3 million (net of a $0.7 million early payment discount) and in March 2019, we received the 2020 non-refundable payment totaling $7.4 million (net of a $0.7 million early payment discount). In April 2019, we assigned the right to receive such royalty payments under the Vitamin E royalty agreement to DSM for total consideration of $57 million, of which approximately $40.3 million was recognized as royalty revenue in 2019. See Note 9, “Revenue Recognition” and Note 10, "Related Party Transactions" in Part II, Item 8 of this Annual Report on Form 10-K for information regarding the accounting treatment of the assignment of Vitamin E royalty agreement and for a full listing of our agreements with DSM.

We have several other collaboration molecules in our development pipeline with partners including DSM, Givaudan, Firmenich and Lavvan that we expect will contribute revenues from product sales and royalties if and when they are commercialized.

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

Our most critical accounting estimates include:
•Recognition of revenue including arrangements with multiple performance obligations;
•Valuation and allocation of fair value to various elements of complex related party transactions;
•The valuation of freestanding and embedded derivatives, which impacts gains or losses on such derivatives, the carrying value of debt, interest expense and deemed dividends; and

•The valuation of debt for which we have elected fair value accounting.

For a more detailed discussion of our critical accounting estimates and policies, see Note 1, "Basis of Presentation and Summary of Significant Accounting Policies" in Part II, Item 8 of this 2019 Form 10-K.

Results of Operations

Revenue

Years Ended December 31, (In thousands)	2019	2018	2019 vs 2018 % Change
Revenue:
Renewable products	$59,872	$33,598	78%
Licenses and royalties	54,043	7,658	606%
Grants and collaborations	38,642	22,348	73%
Total revenue	$152,557	$63,604	140%

Total revenue increased by 140% to $152.6 million in 2019. Renewable products revenue increased by 78% to $59.9 million in 2019, primarily due to (i) $15.9 million of consumer products revenue in 2019 through a combination of retail and direct e-commerce sales, as compared to $4.6 million in 2018; (ii) a $4.9 million increase in product revenue from sales to Firmenich; (iii) a $3.4 million increase from sales to Givaudan; and (iv) a $2.8 million increase in squalane sales.

Licenses and royalties revenue increased by 606% to $54.0 million in 2019, primarily due to a $43.1 million increase in royalty revenues as the result of our sale and assignment of the Vitamin E Value Sharing Agreement to DSM, and a $3.3 million increase in royalties from fragrance product sales.

Grants and collaborations revenue increased by 73% to $38.6 million in 2019, primarily due to $18.3 million of revenue from Lavvan in 2019 in connection with a CBD collaboration agreement, and $5.7 million of vitamin-related collaboration revenue from Yifan, less a $4.3 million decrease in collaboration revenue from Firmenich, a $2.9 million decrease in grant revenue from DARPA and a $2.9 million decrease in collaboration revenue from Givaudan.

Our revenues are dependent on the timing and nature of arrangements entered into with our customers, which may include multiple performance obligations for which revenue accounting requires significant judgement and estimates. Based on the nature of our customer arrangements, our revenues may vary significantly from one period to the next.

Cost and Operating Expenses

Years Ended December 31, (In thousands)	2019	2018	2019 vs 2018 % Change
Cost of products sold	$76,185	$36,698	108%
Research and development	71,460	68,722	4%
Sales, general and administrative	126,586	90,902	39%
Impairment of other assets	216	3,865	(94)%
Total cost and operating expenses	$274,447	$200,187	37%

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

Cost of products sold increased by 108% to $76.2 million in 2019, primarily due to a 78% increase in renewable products revenue, and significant non-recurring production costs related to the launch of certain new products.

Research and Development Expenses

Research and development expenses increased by 4% to $71.5 million in 2019, primarily due to increases in laboratory supplies and employee compensation. The laboratory supplies increase was related to the procurement of additional leased equipment to expand research and product development. Employee compensation increased primarily as the result of competitive changes to the Company’s base salary and bonus structure for most personnel at the beginning of 2019, and higher employee benefits costs.

Sales, General and Administrative Expenses

Sales, general and administrative expenses increased by 39% to $126.6 million in 2019, primarily due to increases in employee staffing, outside services, sales and marketing spending to support the growth of our Biossance, Pipette and Purecane product lines, and significantly increased audit fees and accounting advisory services related to the 2017 annual and 2018 quarterly financial restatements performed in 2019.

Impairment of Other Assets

In 2019 and 2018, we impaired $0.2 million and $3.9 million, respectively, of contingent consideration that had been recorded in 2017 in connection with the December 2017 sale of our factory in Brasil.

Other Income (Expense), Net

Years Ended December 31, (In thousands)	2019	2018	2019 vs 2018 % Change
Loss on divestiture	$—	$(1,778)	(100)%
Interest expense	(58,665)	(42,703)	37%
Gain (loss) from change in fair value of derivative instruments	2,777	(30,880)	(109)%
(Loss) gain from change in fair value of debt	(19,369)	2,082	nm
Loss upon extinguishment of debt	(44,208)	(17,424)	154%
Other expense, net	(783)	(2,949)	(73)%
Total other expense, net	$(120,248)	$(93,652)	28%
______________
nm = not meaningful

Total other expense, net was $120.2 million in 2019, compared to $93.7 million in 2018. The $26.6 million increase was primarily comprised of a $26.8 million increase in loss upon extinguishment of debt, a $21.5 million unfavorable swing in change in fair value of debt from a gain to a loss, and a $16.0 million increase in interest expense, partly offset by a $33.7 million favorable swing in change in fair value of derivative instruments from a loss to a gain. The increases in loss upon extinguishment of debt, loss from change in fair value of debt and interest expense were primarily related to (i) the write-off of unamortized debt discounts upon the modification of a debt instrument accounted for as an extinguishment, (ii) upfront expense recognition of the fair value of warrants issued in connection with new borrowings, refinancings and maturity date extensions with existing lenders, (iii) upfront expense recognition of debt discounts paid and end of term fees due to existing lenders in connection with additional borrowings and maturity date extensions, and (iv) penalties, waiver fees and default interest related to covenant violations, events of default under certain debt instruments and in connection with forbearance agreements. See Note 1, “Basis of Presentation and Summary of Significant Accounting Policies–Fair Value Measures” in Part II, Item 8 of this Annual Report on Form 10-K for a discussion regarding how our closing stock price at the end of the period or immediately prior to the extinguishment of an embedded derivative or debt or warrant instrument can affect the fair value of our derivative liabilities and our debt.

Income Taxes

For 2019, we recorded $0.6 million income tax expense related to accrued interest on uncertain tax positions. For 2018, we recorded $0 income tax expense as a result of recording a full valuation allowance against our net deferred tax assets due to our history of losses and the unlikelihood of timely recovery of such tax assets.

See Note 13, "Income Taxes" in Part II, Item 8 of this Annual Report on Form 10-K for additional information.

Liquidity and Capital Resources

Years Ended December 31, (In thousands)	2019	2018
Net cash (used in) provided by:
Operating activities	$(156,933)	$(109,366)
Investing activities	$(13,080)	$(12,472)
Financing activities	$124,910	$107,957

Liquidity

We have incurred significant operating losses since our inception, and we expect to continue to incur losses and negative cash flows from operations through at least the next 12 months following the issuance of this Annual Report on Form 10-K. As of December 31, 2019, we had negative working capital of $87.5 million, an accumulated deficit of $1.8 billion, and cash and cash equivalents of $0.3 million.

As of December 31, 2019, our debt (including amounts owed to related parties), net of a $20.3 million discount and a $15.4 million fair value adjustment, totaled $261.8 million, of which $63.8 million is classified as current. However, $75.0 million of debt was converted into equity in January 2020; see Note 15, “Subsequent Events” for more information. Our debt agreements contain various covenants, including certain restrictions on our business — including restrictions on additional indebtedness, material adverse effect and cross default provision — that could cause us to be at risk of default. A failure to comply with the covenants and other provisions of our debt instruments, including any failure to make payments when required, would generally result in events of default under such instruments, which could result in the acceleration of a substantial portion of such indebtedness. Acceleration would generally also constitute an event of default under our other outstanding debt instruments, which could result in the acceleration of a substantial portion of such debt instruments. At December 31, 2019, we failed to meet certain covenants under several credit arrangements, including those associated with cross-default provisions, minimum liquidity requirements and minimum asset coverage requirements. In March 2020, these lenders provided permanent waivers to us for breaches of all past covenant violations and cross-default payment failures (discussed below), through March 13, 2020 under the respective credit agreements, and significantly reduced the minimum liquidity requirement and substantially increased the base of eligible assets to calculate the asset coverage requirement.

On January 31, 2020, we failed to pay Total Raffinage Chimie (Total), Nikko Chemicals Co. Ltd (Nikko) and certain affiliates of the Schottenfeld Group LLC (Schottenfeld) an aggregate of $22.5 million of maturing promissory notes, and previously on December 15, 2019 failed to pay Ginkgo $5.2 million of past due interest, past due partnership payments and the first installment of a waiver fee. These failures resulted in an event of default under the respective agreements and triggered cross-defaults under other debt instruments, which permitted the holders of such debt instruments to accelerate the amounts owing under such instruments. We subsequently received waivers from each of the affected cross-default debt holders to waive the right to accelerate due to the event specific cross-defaults. As a result, the indebtedness for which we have obtained such waivers continues to be classified as noncurrent on the Company’s balance sheet in accordance with such debt's terms. The indebtedness of Total and certain Ginkgo, Nikko and Schottenfeld amounts continue to be classified as current liabilities on our balance sheet to the extent that payment due dates are within one year of December 31, 2019.

Subsequent to December 31, 2019, we (i) obtained a waiver and forbearance agreement from Schottenfeld, (ii) amended the credit arrangements with Total and Nikko Notes to extend the maturity date of the original promissory notes, and (iii) entered into a waiver and amendment to the partnership agreement with Ginkgo to waive all past payment defaults under the Ginkgo Note and Ginkgo Partnership Agreement, and to extend the payment due date and modify the periodic partnership payment timing and amount. See Note 15, “Subsequent Events” for further information.

Although we obtained extensions to make these payments, we currently do not have sufficient funds to repay the amounts due under the Total, Nikko, Schottenfeld and Ginkgo credit arrangements, and while we intend to seek equity financing, the proceeds of which would be used to repay Total, Nikko, Schottenfeld and Ginkgo, there can be no assurance that we will be able to obtain such financing on our expected timeline, or on acceptable terms, if at all. Also, while we have been able to cure these defaults to date to avoid additional cross-acceleration, we may not be able to cure such a default promptly in the future. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. See Note 1, Basis of Presentation and Summary of Accounting Policies" in Part II, Item 8 of this Annual Report on Form 10-K for additional information.

Our consolidated financial statements as of and for the year ended December 31, 2019 have been prepared on the basis that we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. Due to the factors described above, there is substantial doubt about our ability to continue as a going concern within one year after the date that the financial statements in this Annual Report on Form 10-K are issued. Our ability to continue as a going concern will depend, in large part, on our ability to raise additional proceeds through financings, achieve positive cash flows from operations during the next 12 months from the date of this filing, and refinance or extend other existing debt maturities occurring later in 2020, which is uncertain. The financial statements do not include any adjustments that might result from the outcome of this uncertainty, which could have a material adverse effect on our financial condition. In addition, if we are unable to continue as a going concern, we may be unable to meet our obligations under our existing debt facilities, which could result in the acceleration of such debt payment obligations, and we may be forced to liquidate our assets. In such a scenario, the values we receive for our assets in liquidation or dissolution could be significantly lower than the values reflected in our consolidated balance sheet.

Our operating plan for 2020 contemplates a significant reduction in our net cash outflows resulting from (i) revenue growth from sales of existing and new products with positive gross margins, (ii) reduced production costs as a result of manufacturing and engineering developments, and (iii) cash inflows from collaborations and grants. These factors are expected to improve our liquidity.

If we are unable to generate sufficient cash inflows from product sales and collaboration arrangements, and draw sufficient funds from current or pending financing arrangements, we will need to obtain additional funding from equity or other debt financings, which may not occur timely or on reasonable terms, if at all, and agree to burdensome covenants, grant further security interests in our assets, enter into collaboration and licensing arrangements that require us to relinquish commercial rights, or grant licenses on terms that are not favorable.

If we do not achieve our planned operating results, our ability to continue as a going concern will be jeopardized and we may need to take the following actions to support our liquidity needs in 2020:
•Shift focus to existing products and customers with significantly reduced investment in new product and commercial development efforts;
•Reduce expenditures for third party contractors, including consultants, professional advisors and other vendors;
•Reduce or delay uncommitted capital expenditures, including expenditures related the construction and commissioning of the new production facility in Brazil, nonessential facilities and lab equipment, and information technology projects; and
•Closely monitor our working capital position with customers and suppliers, as well as suspend operations at pilot plants and demonstration facilities.

Implementing this plan could negatively impact our ability to continue our business as currently contemplated, including, without limitation, delays or failures in our ability to:
•Achieve planned production levels;
•Develop and commercialize products within planned timelines or at planned scales; and
•Continue other core activities.

We expect to fund operations for the foreseeable future with cash currently on hand, cash inflows from collaborations, grants, product sales, licenses and royalties and equity and debt financings, to the extent necessary. Some of our research and development collaborations are subject to the risk that we may not meet milestones. Future equity and debt financings, if needed, are subject to the risk that we may not be able to secure financing in a timely manner or on reasonable terms, if at all. Our planned working capital and capital expenditure needs for 2020 are dependent on significant inflows of cash from renewable product sales, new collaborations, and licenses and royalties from existing collaboration partners.

For details, see the following Notes in Part II, Item 8 of this Annual Report on Form 10-K:
•Note 4, "Debt"
•Note 5, "Mezzanine Equity"
•Note 6, "Stockholders' Deficit"

Cash Flows during the Years Ended December 31, 2019 and 2018

Cash Flows from Operating Activities

Our primary uses of cash from operating activities are for personnel costs and costs related to the production and sales of our products, offset by cash received from sales to customers.

For the year ended December 31, 2019, net cash used in operating activities was $156.9 million, which was primarily comprised of our $242.8 million net loss and an increase of $23.8 million in working capital, partly offset by $109.6 million of non-cash charges. Non-cash charges were primarily comprised of a $44.2 million loss upon extinguishment of debt, a $19.4 million loss from change in fair value of debt, $12.6 million of amortization of right-of-use assets under operating leases, $12.6 million of stock-based compensation expense and $11.7 million of debt discount accretion. The increase in working capital was primarily comprised of an $18.0 million increase in inventories, a $17.1 million decrease in lease liabilities, a $13.2 million increase in deferred cost of products sold, an $8.1 million increase in prepaid expenses and other assets, and a $6.9 million decrease in contract liabilities, mostly offset by a $42.7 million combined increase in accounts payable and accrued and other liabilities.

For the year ended December 31, 2018, net cash used in operating activities was $109.4 million, which was comprised of our $230.2 million net loss, partly offset by $96.3 million of non-cash charges and a $24.6 million decrease in working capital. Non-cash charges consisted primarily of a $30.9 million loss from change in fair value of derivative instruments, $16.6 million of debt discount accretion, $9.2 million of stock-based compensation, $6.8 million of warrants fair value recorded as legal expense, and $4.9 million of depreciation and amortization. The decrease in working capital was primarily comprised of an $11.6 million increase in accounts payable, an $8.1 million decrease in unbilled receivables and a $7.4 million decrease in accounts receivable.

Cash Flows from Investing Activities

For the year ended December 31, 2019, net cash used in investing activities was $13.1 million and was comprised of property, plant and equipment purchases.

For the year ended December 31, 2018, net cash provided by investing activities was $12.5 million and was comprised of property, plant and equipment purchases.

Cash Flows from Financing Activities

For the year ended December 31, 2019, net cash provided by financing activities was $124.9 million, primarily comprised of $189.2 million of net proceeds from debt issued and $53.7 million from the exercises of warrants and sales of common stock, partly offset by $112.4 million of debt principal payments.

For the year ended December 31, 2018, net cash provided by financing activities was $108.0 million, primarily comprised of $57.8 million of proceeds from the exercise of warrants to purchase common stock and $94.4 million from debt issued, partly offset by $41.7 million of debt principal payments.

Off-Balance Sheet Arrangements

None.

Contractual Obligations

The following is a summary of our contractual obligations as of December 31, 2019:

Payable by Year Ended December 31, (In thousands)	Total	2020	2021	2022	2023	2024	Thereafter
Principal payments on debt	$297,462	$74,551	$68,572	$115,538	$36,840	$307	$1,654
Interest payments on debt	82,095	39,324	28,513	13,457	494	91	216
Financing and operating leases	35,668	12,288	12,106	7,719	3,363	192	—
Manufacturing capacity reservation fee	6,893	6,893	—	—	—	—	—
Partnership payment obligation	11,112	5,556	3,175	2,381	—	—	—
Contract termination fee	3,670	3,670	—	—	—	—	—
Total	$436,900	$142,282	$112,366	$139,095	$40,697	$590	$1,870

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable for smaller reporting companies.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

AMYRIS, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Amyris, Inc.

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Amyris, Inc. and subsidiaries (the Company) as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive loss, stockholders’ deficit and mezzanine equity, and cash flows for each of the two years in the period ended December 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated March 13, 2020 expressed an adverse opinion thereon.

Going Concern
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations, has an accumulated deficit of $1.8 billion and current debt service requirements that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Changes in Accounting Principles
As discussed in Note 1to the consolidated financial statements, the Company has changed its accounting method of accounting for leases on January 1, 2019, due to the adoption of Financial Accounting Standard Board’s Accounting Standards Codification 842, Leases. . The Company also amended the classification of certain equity-linked financial instruments with down round features and the respective disclosure requirements in fiscal year 2019 due to adoption of Accounting Standards Update No. 2017-11.

Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provides a reasonable basis for our opinion.

/s/ Macias Gini & O'Connell LLP

We have served as the Company's auditor since 2019.

San Francisco, California
March 13, 2020

AMYRIS, INC.
CONSOLIDATED BALANCE SHEETS

December 31, (In thousands, except shares and per share amounts)	2019	2018
Assets
Current assets:
Cash and cash equivalents	$270	$45,353
Restricted cash	469	741
Accounts receivable, net of allowance of $45 and $642, respectively	16,322	16,003
Accounts receivable - related party, net of allowance of $0 and $0, respectively	3,868	1,349
Accounts receivable, unbilled - related party	—	8,021
Contract assets	8,485	—
Inventories	27,770	9,693
Deferred cost of products sold - related party	3,677	489
Prepaid expenses and other current assets	12,750	10,566
Total current assets	73,611	92,215
Property, plant and equipment, net	28,930	19,756
Contract assets, noncurrent - related party	1,203	1,203
Deferred cost of products sold, noncurrent - related party	12,815	2,828
Restricted cash, noncurrent	960	960
Recoverable taxes from Brazilian government entities	7,676	3,005
Right-of-use assets under financing leases, net (Note 2)	12,863	—
Right-of-use assets under operating leases, net (Note 2)	13,203	—
Other assets	9,705	7,958
Total assets	$160,966	$127,925
Liabilities, Mezzanine Equity and Stockholders' Deficit
Current liabilities:
Accounts payable	$51,234	$26,844
Accrued and other current liabilities	36,655	28,979
Financing lease liabilities (Note 2)	3,465	—
Operating lease liabilities (Note 2)	4,625	—
Contract liabilities	1,353	8,236
Debt, current portion (includes instrument measured at fair value of $24,392 and $57,918, respectively)	45,313	124,010
Related party debt, current portion	18,492	23,667
Total current liabilities	161,137	211,736
Long-term debt, net of current portion (includes instrument measured at fair value of $26,232 and $0, respectively)	48,452	43,331
Related party debt, net of current portion	149,515	18,689
Financing lease liabilities, net of current portion (Note 2)	4,166	—
Operating lease liabilities, net of current portion (Note 2)	15,037	—
Derivative liabilities	9,803	42,796
Other noncurrent liabilities	23,024	23,192
Total liabilities	411,134	339,744
Commitments and contingencies (Note 8)
Mezzanine equity:
Contingently redeemable common stock (Note 5)	5,000	5,000
Stockholders’ deficit:
Preferred stock - $0.0001 par value, 5,000,000 shares authorized as of December 31, 2019 and 2018, and 8,280 and 14,656 shares issued and outstanding as of December 31, 2019 and 2018, respectively	—	—
Common stock - $0.0001 par value, 250,000,000 shares authorized as of December 31, 2019 and 2018, respectively; 117,742,677 and 76,564,829 shares issued and outstanding as of December 31, 2019 and 2018, respectively	12	8
Additional paid-in capital	1,543,668	1,346,996
Accumulated other comprehensive loss	(43,804)	(43,343)
Accumulated deficit	(1,755,653)	(1,521,417)
Total Amyris, Inc. stockholders’ deficit	(255,777)	(217,756)
Noncontrolling interest	609	937
Total stockholders' deficit	(255,168)	(216,819)
Total liabilities, mezzanine equity and stockholders' deficit	$160,966	$127,925

See accompanying notes to consolidated financial statements.

AMYRIS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended December 31, (In thousands, except shares and per share amounts)	2019	2018
Revenue
Renewable products (includes related party revenue of $56 and $360, respectively)	$59,872	$33,598
Licenses and royalties, net (includes related party revenue of $49,051 and $5,958, respectively)	54,043	7,658
Grants and collaborations (includes related party revenue of $4,120 and $4,735 respectively)	38,642	22,348
Total revenue (includes related party revenue of $53,227 and $11,053, respectively)	152,557	63,604
Cost and operating expenses
Cost of products sold	76,185	36,698
Research and development	71,460	68,722
Sales, general and administrative	126,586	90,902
Impairment of other assets	216	3,865
Total cost and operating expenses	274,447	200,187
Loss from operations	(121,890)	(136,583)
Other income (expense)
Loss on divestiture	—	(1,778)
Interest expense	(58,665)	(42,703)
Gain (loss) from change in fair value of derivative instruments	2,777	(30,880)
(Loss) gain from change in fair value of debt	(19,369)	2,082
Loss upon extinguishment of debt	(44,208)	(17,424)
Other expense, net	(783)	(2,949)
Total other expense, net	(120,248)	(93,652)
Loss before income taxes	(242,138)	(230,235)
Provision for income taxes	(629)	—
Net loss attributable to Amyris, Inc.	(242,767)	(230,235)
Less deemed dividend to preferred shareholder on issuance and modification of common stock warrants	(34,964)	—
Less deemed dividend related to proceeds discount upon conversion of Series D preferred stock	—	(6,852)
Add: losses allocated to participating securities	7,380	13,991
Net loss attributable to Amyris, Inc. common stockholders	$(270,351)	$(223,096)

Denominator:
Weighted-average shares of common stock outstanding used in computing net loss per share of common stock, basic	101,370,632	60,405,910
Basic loss per share	$(2.67)	$(3.69)

Weighted-average shares of common stock outstanding used in computing net loss per share of common stock, diluted	101,296,575	60,405,910
Diluted loss per share	$(2.72)	$(3.69)

See accompanying notes to consolidated financial statements.

AMYRIS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

Years Ended December 31, (In thousands)	2019	2018
Comprehensive loss:
Net loss attributable to Amyris, Inc.	$(242,767)	$(230,235)
Foreign currency translation adjustment	(461)	(1,187)
Comprehensive loss attributable to Amyris, Inc.	$(243,228)	$(231,422)

See accompanying notes to consolidated financial statements.

AMYRIS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT AND MEZZANINE EQUITY

	Preferred Stock		Common Stock
(In thousands, except number of shares)	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Noncontrolling Interest	Total Stockholders' Deficit	Mezzanine Equity - Common Stock
December 31, 2017	22,171	$—	45,637,433	$5	$1,114,546	$(42,156)	$(1,290,420)	$937	$(217,088)	$5,000
Cumulative effect of change in accounting principle for ASC 606 (see "Significant Accounting Policies" in Note 1)	—	—	—	—	—	—	(762)	—	(762)	—
Issuance of common stock upon exercise of warrants	—	—	20,891,038	2	62,152	—	—	—	62,154	—
Settlement of derivatives liability upon exercise of warrants	—	—	—	—	108,670	—	—	—	108,670
Issuance of common stock in private placement, net of issuance costs of $0	—	—	205,168	—	1,415	—	—	—	1,415	—
Issuance of common stock in private placement - related party, net of issuance costs of $0	—	—	1,643,991	—	6,050	—	—	—	6,050	—
Issuance of common stock upon conversion of preferred stock	(7,515)	—	1,548,480	—	—	—	—	—	—	—
Deemed dividend on preferred stock discounts upon conversion of Series D preferred stock	—	—	—	—	6,852	—	—	—	6,852	—
Deemed dividend on preferred stock discounts upon conversion of Series D preferred stock	—	—	—	—	(6,852)	—	—	—	(6,852)	—
Issuance of common stock upon conversion of convertible notes	—	—	5,674,926	1	42,368	—	—	—	42,369	—
Issuance of common stock for settlement of debt interest payments	—	—	238,898	—	1,800	—	—	—	1,800	—
Issuance of common stock upon exercise of stock options	—	—	70,807	—	288	—	—	—	288	—
Issuance of common stock upon ESPP purchase	—	—	246,230	—	777	—	—	—	777	—
Issuance of common stock and payment of minimum employee taxes withheld upon net share settlement of restricted stock	—	—	407,858	—	(260)	—	—	—	(260)	—
Stock-based compensation	—	—	—	—	9,190	—	—	—	9,190	—
Foreign currency translation adjustment	—	—	—	—	—	(1,187)	—	—	(1,187)	—
Net loss attributable to Amyris, Inc.	—	—	—	—	—	—	(230,235)	—	(230,235)	—
December 31, 2018	14,656	—	76,564,829	$8	$1,346,996	$(43,343)	$(1,521,417)	$937	$(216,819)	$5,000
Cumulative effect of change in accounting principle for ASU 2017-11 (see "Significant Accounting Policies" in Note 1)	—	—	—	—	32,512	—	8,531	—	41,043	—
Issuance of common stock and warrants upon conversion of debt principal and accrued interest	—	—	14,107,637	2	62,859	—	—	—	62,861	—
Issuance of common stock in private placement, net of issuance costs - related party	—	—	10,478,338	1	39,499	—	—	—	39,500	—
Issuance and modification of common stock warrants	—	—	—	—	34,964	—	—	—	34,964	—
Deemed dividend to preferred shareholder on issuance and modification of common stock warrants	—	—	—	—	(34,964)	—	—	—	(34,964)	—
Issuance of common stock in private placement	—	—	3,610,944	—	14,221	—	—	—	14,221	—
Issuance of warrants in connection with related party debt issuance	—	—	—	—	20,121	—	—	—	20,121	—
Issuance of warrants in connection with related party debt modification	—	—	—	—	4,932	—	—	—	4,932	—
Issuance of warrants in connection with debt accounted for at fair value	—	—	—	—	5,358	—	—	—	5,358	—
Stock-based compensation	—	—	—	—	12,554	—	—	—	12,554	—
Fair value of pre-delivery shares issued to lenders	—	—	7,500,000	1	4,214	—	—	—	4,215	—
Issuance of common stock upon ESPP purchase	—	—	318,490	—	1,078	—	—	—	1,078	—
Fair value of bifurcated embedded conversion feature in connection with debt modification	—	—	—	—	398	—	—	—	398	—
Issuance of common stock upon exercise of stock options	—	—	3,612	—	27	—	—	—	27	—
Issuance of common stock upon exercise of warrants	—	—	2,515,174	—	1	—	—	—	1	—
Conversion of Series B preferred shares into common shares	(6,376)	—	1,012,071	—	—	—	—	—	—	—
Distribution to non-controlling interests	—	—	—	—	—	—	—	(328)	(328)	—
Foreign currency translation adjustment	—	—	—	—	—	(461)	—	—	(461)	—
Issuance of common stock and payment of minimum employee taxes withheld upon net share settlement of restricted stock	—	—	1,631,582	—	(1,102)	—	—	—	(1,102)	—
Net loss attributable to Amyris, Inc.	—	—	—	—	—	—	(242,767)	—	(242,767)	—
Balance as of December 31, 2019	8,280	—	117,742,677	$12	$1,543,668	$(43,804)	$(1,755,653)	$609	$(255,168)	$5,000
See accompanying notes to consolidated financial statements.

AMYRIS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, (In thousands)	2019	2018
Operating activities
Net loss attributable to Amyris, Inc.	$(242,767)	$(230,235)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss upon conversion or extinguishment of debt	44,208	17,424
Loss (gain) from change in fair value of debt	19,369	(2,082)
Amortization of right-of-use assets under operating leases	12,597	—
Stock-based compensation	12,554	9,190
Accretion of debt discount	11,665	16,602
Expense for warrants issued for covenant waivers	5,358	—
Depreciation and amortization	4,581	4,921
Impairment of property, plant and equipment	1,354	—
Loss in equity-method investee	297	—
Loss on disposal of property, plant and equipment	212	941
(Gain) loss from change in fair value of derivative instruments	(2,777)	30,880
Gain on foreign currency exchange rates	(22)	(2,223)
Modification of warrants recorded as legal expense	—	6,764
Issuance costs on warrant exercises for cash	—	4,389
Loss on impairment of other assets	216	3,865
Debt issuance costs expensed due to fair value option	—	3,810
Loss on divestiture	—	1,778
Changes in assets and liabilities:
Accounts receivable	(2,818)	7,448
Contract assets	(8,485)	—
Contract assets - related party	8,021	8,056
Inventories	(17,989)	(4,416)
Deferred cost of products sold - related party	(13,175)	(3,317)
Prepaid expenses and other assets	(8,064)	(6,383)
Accounts payable	23,748	11,603
Accrued and other liabilities	18,981	8,461
Lease liabilities	(17,125)	—
Contract liabilities	(6,872)	3,158
Net cash used in operating activities	(156,933)	(109,366)
Investing activities
Purchases of property, plant and equipment	(13,080)	(12,472)
Net cash used in investing activities	(13,080)	(12,472)
Financing activities
Proceeds from issuance of debt, net of issuance costs	189,175	94,371
Proceeds from issuance of common stock in private placements, net of issuance costs - related party	39,500	—
Proceeds from issuance of common stock in private placements, net of issuance costs	14,221	1,415
Proceeds from ESPP purchases	1,078	777
Proceeds from exercises of common stock options	27	288
Proceeds from exercise of warrants, net of issuance costs	1	57,767
Principal payments on debt	(112,393)	(41,668)
Principal payments on financing leases	(5,268)	(981)
Payment of minimum employee taxes withheld upon net share settlement of restricted stock units	(1,103)	(260)
Capital distribution to noncontrolling interest	(328)	—
Debt issuance costs incurred in connection with debt instrument accounted at fair value	—	(3,752)
Net cash provided by financing activities	124,910	107,957
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(252)	(77)
Net decrease in cash, cash equivalents and restricted cash	(45,355)	(13,958)
Cash, cash equivalents and restricted cash at beginning of year	47,054	61,012
Cash, cash equivalents and restricted cash at end of year	$1,699	$47,054

Reconciliation of cash, cash equivalents and restricted cash to the consolidated balance sheets
Cash and cash equivalents	$270	$45,353
Restricted cash, current	469	741
Restricted cash, noncurrent	960	960
Total cash, cash equivalents and restricted cash	$1,699	$47,054

Amyris, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS, Continued

Years Ended December 31, (In thousands)	2019	2018
Supplemental disclosures of cash flow information:
Cash paid for interest	$20,780	$18,524
Supplemental disclosures of non-cash investing and financing activities:
Cumulative effect of change in accounting principle for ASU 2017-11 (Note 2)	$41,043	$—
Lease liabilities recorded upon adoption of ASC 842 (Note 2)	$33,552	$—
Right-of-use assets under operating leases recorded upon adoption of ASC 842 (Note 2)	$29,713	$—
Cumulative effect adjustment of ASC 606	$—	$762
Accrued interest added to debt principal	$7,292	$3,664
Acquisition of additional interest in equity-method investee in exchange for payment obligation	$5,031	$—
Acquisition of property, plant and equipment under accounts payable, accrued liabilities and notes payable	$2,576	$—
Acquisition of right-of-use assets under operating leases	$3,551	$—
Debt fair value adjustment in connection with debt issuance	$11,575	$—
Derecognition of derivative liabilities upon exercise of warrants	$—	$108,670
Fair value of embedded features in connection with debt issuances and modifications	$237	$—
Fair value of embedded features in connection with debt issuances and modifications - related party	$1,954	$—
Fair value of pre-delivery shares in connection with debt issuance	$4,215	$—
Fair value of warrants recorded as debt discount in connection with debt issuances	$8,965	$—
Fair value of warrants recorded as debt discount in connection with debt issuances - related party	$16,155	$—
Fair value of warrants recorded as debt discount in connection with debt modification	$398	$—
Fair value of warrants recorded as debt discount in connection with debt modification - related party	$2,050	$—
Financing of equipment under financing leases	$7,436	$271
Financing of insurance premium under note payable	$253	$495
Issuance of common stock - related party	$—	$6,050
Issuance of common stock for settlement of debt principal and interest payments	$—	$1,800
Issuance of common stock upon conversion of convertible notes	$62,860	$24,970

See accompanying notes to consolidated financial statements.

Amyris, Inc.
Notes to Consolidated Financial Statements

1. Basis of Presentation and Summary of Significant Accounting Policies

Business Description

Amyris, Inc. and subsidiaries (collectively, Amyris or the Company) is a leading industrial biotechnology company that applies its technology platform to engineer, manufacture and sell high performance, natural, sustainably-sourced products into the Health & Wellness, Clean Beauty, and Flavor & Fragrance markets. The Company's proven technology platform enables the Company to rapidly engineer microbes and use them as catalysts to metabolize renewable, plant-sourced sugars into large volume, high-value ingredients. The Company's biotechnology platform and industrial fermentation process replace existing complex and expensive manufacturing processes. The Company has successfully used its technology to develop and produce many distinct molecules at commercial volumes.

Going Concern

The Company has incurred significant operating losses since its inception and expects to continue to incur losses and negative cash flows from operations for at least the next 12 months following the issuance of the financial statements. As of December 31, 2019, the Company had negative working capital of $86.7 million and an accumulated deficit of $1.8 billion.

As of December 31, 2019, the Company's debt (including related party debt), net of deferred discount and issuance costs of $20.3 million and a fair value adjustment of $15.4 million, totaled $261.8 million, of which $63.8 million is classified as current. However, $75.0 million of debt was converted into equity in January 2020; see Note 15, “Subsequent Events” for more information. The Company's debt agreements contain various covenants, including certain restrictions on the Company's business that could cause the Company to be at risk of defaults, such as restrictions on additional indebtedness, material adverse effect and cross default provisions. A failure to comply with the covenants and other provisions of the Company’s debt instruments, including any failure to make a payment when required, would generally result in events of default under such instruments, which could permit acceleration of a substantial portion of such indebtedness. If such indebtedness is accelerated, it would generally also constitute an event of default under the Company’s other outstanding indebtedness, permitting acceleration of a substantial portion of such other outstanding indebtedness. At December 31, 2019, the Company failed to meet certain covenants under several credit arrangements (which are discussed in Note 4, “Debt”), including those associated with cross-default provisions, minimum liquidity and minimum asset coverage requirements. In March 2020, these lenders provided permanent waivers to the Company for breaches of all past covenant violations and cross-default payment failures (discussed below), through March 13, 2020 under the respective credit agreements, and significantly reduced the minimum liquidity requirement and substantially increased the base of eligible assets to calculate the asset coverage requirement..

On January 31, 2020, the Company failed to pay Total Raffinage Chimie (Total), Nikko Chemicals Co. Ltd (Nikko) and certain affiliates of the Schottenfeld Group LLC (Schottenfeld) an aggregate of $17.6 million of maturing promissory notes, and previously on December 15, 2019 failed to pay Ginkgo $5.2 million of past due interest, past due partnership payments and the first installment of a waiver fee. These failures resulted in an event of default under the respective agreements and also triggered cross-defaults under other debt instruments (discussed above) that permitted each of the affected cross-default debt holders of such indebtedness to accelerate the amounts owing under such instruments. The Company subsequently received waivers from each of the affected cross-default debt holders to waive the right to accelerate due to the event specific cross-defaults. As a result, the indebtedness with respect to which the Company has obtained such waivers continues to be classified as long-term on the Company’s balance sheet. The indebtedness reflected by the Total and certain Ginkgo, Nikko and Schottenfeld amounts continues to be classified as a current liability on the Company’s balance sheet as the due date for these amounts was within one year of December 31, 2019.

Subsequent to December 31, 2019, the Company (i) obtained a waiver and forbearance agreement from Schottenfeld, (ii) amended the credit arrangements with Total and Nikko Notes to extend the maturity date of the original promissory notes, and (iii) entered into a waiver and amendment to the partnership agreement with Ginkgo to waive all past payment defaults under the Ginkgo Note and Ginkgo Partnership Agreement, and to extend the payment due date and modify the periodic partnership payment timing and amount. See Note 15, “Subsequent Events” for further information.

Although the Company obtained extensions to make these payments, it currently does not have sufficient funds to repay the amounts due under the Total, Nikko, Schottenfeld and Ginkgo credit arrangements, and while the Company intends to seek equity or debt financing, the proceeds of which would be used to repay Total, Nikko, Schottenfeld and Ginkgo, there can be no assurance that the Company will be able to obtain such financing on our expected timeline, or on acceptable terms, if at all.

Also, while the Company has been able to cure these defaults to date to avoid additional cross-acceleration, it may not be able to cure such a default promptly in the future.

Further, cash and cash equivalents of $0.3 million as of December 31, 2019 are not sufficient to fund expected future negative cash flows from operations and cash debt service obligations through March 2021. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that these financial statements are issued. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. In addition to repaying the Total, Nikko, Schottenfeld and Ginkgo amounts previously discussed, the Company's ability to continue as a going concern will depend, in large part, on its ability to raise additional proceeds through financings, achieve positive cash flows from operations during the 12 months from the date of this filing, and refinance or extend other existing debt maturities occurring later in 2020, all of which are uncertain and outside the control of the Company. Further, the Company's operating plan for 2020 contemplates a significant reduction in its net operating cash outflows as compared to the year ended December 31, 2019, resulting from (i) revenue growth from sales of existing and new products with positive gross margins, (ii) reduced production costs as a result of manufacturing and technical developments, (iii) reduced spending in general and administrative areas, and (iv) an increase in cash inflows from collaborations and grants. If the Company is unable to complete these actions, it expects to be unable to meet its operating cash flow needs and its obligations under its existing debt facilities. This could result in an acceleration of its obligation to repay all amounts outstanding under those facilities, and the Company may be forced to obtain additional equity or debt financing, which may not occur timely or on reasonable terms, if at all, and/or liquidate its assets. In such a scenario, the value received for assets in liquidation or dissolution could be significantly lower than the value reflected in these financial statements. The Company has in the past, including in July 2019, had certain of its debt instruments accelerated for failure to make a payment when due. While we have been able to obtain permanent waivers or cure these defaults to date to avoid additional cross-acceleration, we may not be able to obtain waivers or cure such a default promptly in the future.

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

Raizen Joint Venture Agreement

On May 10, 2019, the Company and Raizen Energia S.A. (Raizen) entered into a joint venture agreement relating to the formation and operation of a joint venture relating to the production, sale and commercialization of alternative sweetener products. In connection with the formation of the joint venture, among other things, (i) the joint venture will construct a manufacturing facility on land owned by Raizen and leased to the joint venture (the Sweetener Plant), (ii) the Company will grant to the joint venture an exclusive, royalty-free, worldwide license to certain technology owned by the Company relevant to the joint venture’s business, and (iii) the Company and Raizen will enter into a shareholders agreement setting forth the rights and obligations of the parties with respect to, and the management of, the joint venture. The formation of the joint venture is subject to certain conditions, including certain regulatory approvals and the achievement of certain technological and economic milestones relating to the Company’s existing production of its alternative sweetener product. If such conditions are not satisfied by May 2020, the joint venture will automatically terminate. However, the termination date can be extended by mutual agreement of the parties. In addition, notwithstanding the satisfaction of the closing conditions, Raizen may elect not to consummate the formation and operation of the joint venture, in which event, the Company will retain the right to construct and operate the Sweetener Plant.

Upon the closing of the joint venture, each party will make an initial capital contribution to the joint venture of 2.5 million Brazilian Real (R$2.5 million) and the joint venture will be owned 50% by the Company and 50% by Raizen. Within 60 days of the formation, the parties will make an aggregate cash contribution to the joint venture of USD $9.0 million to purchase certain fixed assets currently owned by the Company and located at the site of the Company’s former joint venture with Sao Martinho S.A. in Pradopolis, Brazil for USD $3.0 million, as well as to pay for costs related to the removal and transportation of such assets to the site of the Sweetener Plant. In addition, within six months of the formation, the Company will contribute to the joint venture its existing supply agreements related to its alternative sweetener product, subject to certain exceptions, in exchange for shares of dividend-bearing preferred stock in the joint venture, which will be entitled, for a period of 10 years commencing from the initial date of operation of the Sweetener Plant, to certain priority fixed cumulative dividends including, in the event that certain technological and economic milestones are met in any fiscal quarter, a percentage of the operating cash flow of the joint venture in such quarter.

The Company is evaluating the accounting treatment for its future interest in the joint venture under ASC 810, Consolidations and ASC 323, Equity Method and Joint Ventures and will conclude once the corporate governance and economic participation structure is finalized and the formation of the joint venture is consummated.

Use of Estimates and Judgements

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates, judgements and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates, and such differences may be material to the consolidated financial statements. Significant estimates and judgements used in these consolidated financial statements are discussed in the relevant accounting policies below or specifically discussed in the Notes to Consolidated Financial Statements where such transactions are disclosed.

Significant Accounting Policies

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original or remaining maturity of three months or less at the date of purchase to be cash equivalents. Cash and cash equivalents are maintained with various financial institutions.

Inventories

Inventories, which consist of farnesene-derived products, flavors and fragrances ingredients and clean beauty products, are stated at the lower of actual cost or net realizable value and are categorized as finished goods, work in process or raw material inventories. The Company evaluates the recoverability of its inventories based on assumptions about expected demand and net realizable value. If the Company determines that the cost of inventories exceeds their estimated net realizable value, the Company records a write-down equal to the difference between the cost of inventories and the estimated net realizable value. If actual net realizable values are less favorable than those projected by management, additional inventory write-downs may be required that could negatively impact the Company's operating results. If actual net realizable values are more favorable, the Company may have favorable operating results when products that have been previously written down are sold in the normal course of business. The Company also evaluates the terms of its agreements with its suppliers and establishes accruals for estimated losses on adverse purchase commitments as necessary, applying the same lower of cost or net realizable value approach that is used to value inventory. Cost for farnesene-derived products and flavors and fragrances ingredients are computed on a weighted-average basis. Cost for clean beauty products are computed on a standard cost basis.

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

The Company measures the following financial assets and liabilities at fair value:
•Freestanding and bifurcated derivatives in connection with certain debt and equity financings; and
•Senior Convertible Notes Due 2022 and 6% Convertible Notes Due 2021 (see Note 3, "Fair Value Measurement" and Note 4, "Debt", for which the Company elected fair value accounting.

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

Changes to the inputs used in these valuation models can have a significant impact on the estimated fair value of the Senior Convertible Notes Due 2022, 6% Convertible Notes Due 2021 and the Company's embedded and freestanding derivatives. For example, a decrease (increase) in the estimated credit spread for the Company results in an increase (decrease) in estimated fair value. Conversely, a decrease (increase) in the stock price results in a decrease (increase) in estimated fair value.

The changes during 2019 and 2018 in the fair values of the bifurcated compound embedded derivatives are primarily related to the change in price of the Company's common stock and are reflected in the consolidated statements of operations as “Gain (loss) from change in fair value of derivative instruments”.

For debt instruments for which the Company has not elected fair value accounting, fair value is based on the present value of expected future cash flows and assumptions about the then-current market interest rates as of the reporting period and the creditworthiness of the Company. Most of the Company's debt is carried on the consolidated balance sheet on a historical cost basis net of unamortized discounts and premiums, because the Company has not elected the fair value option of accounting. However, for the Senior Convertible Notes Due 2022 and the 6% Notes Due 2021, the Company elected fair value accounting, so that balances reported for those debt instruments represent fair value as of the applicable balance sheet date; see Note 3, "Fair Value Measurement", for additional information. Changes in fair value of the Senior Convertible Notes Due 2022 and the 6% Convertible Notes Due 2021 are reflected in the consolidated statements of operations as “Gain (loss) from change in fair value of debt”.

For all debt instruments, including any for which the Company has elected fair value accounting, the Company classifies interest that has been accrued during each period as Interest expense on the consolidated statements of operations.

Derivatives

Embedded derivatives that are required to be bifurcated from the underlying debt instrument (i.e., host) are accounted for and valued as separate financial instruments. The Company has evaluated the terms and features of its convertible notes payable and convertible preferred stock and identified compound embedded derivatives requiring bifurcation and accounting at fair value, using the valuation techniques mentioned in the Fair Value Measurements section of this Note, because the economic and contractual characteristics of the embedded derivatives met the criteria for bifurcation and separate accounting due to the instruments containing conversion options, certain “make-whole interest” provisions, down-round conversion price adjustment provisions and/or conversion rate adjustments, and mandatory redemption features that are not clearly and closely related to the debt host instrument.

Prior to the adoption of ASU 2017-11, certain previously issued warrants with a fair value of $41 million issued in conjunction with the convertible debt and equity financings were freestanding financial instruments and classified as derivative liabilities as of December 31, 2019. Upon adoption of ASU 2017-11 on January 1, 2019, these freestanding instruments met the criteria to be accounted for within equity and the $41 million derivative liability balance was reclassified to stockholders’ equity.

During the third and fourth quarter of 2019, the Company issued warrants in connection with a debt financing that met the criteria of a freestanding instrument but did not qualify for equity accounting treatment. As a result, these warrants are accounting for at fair value until settled and are classified as derivative liabilities at December 31, 2019. See Note 6 “Stockholders’ Deficit” for further information.

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

Customers representing 10% or greater of accounts receivable were as follows:

As of December 31,	2019	2018
Customer A (related party)	19%	**
Customer B	21%	24%
Customer C	**	19%
Customer E	**	11%
Customer F	10%	**
______________
** Less than 10%

Customers representing 10% or greater of revenue were as follows:

Years Ended December 31,	Year First Customer	2019	2018
Customer A (related party)	2017	35%	17%
Customer B	2014	10%	18%
Customer C	2014	**	13%
Customer D	2014	**	13%
Customer G	2019	12%	*
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

The Company’s significant contracts and contractual terms with its customers are presented in Note 9, "Revenue Recognition".

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

In some cases, the Company may make a payment to a customer. When that occurs, the Company evaluates whether the payment is for a distinct good or service receivable from the customer. If the fair value of the goods or services receivable is greater than or equal to the amount paid to the customer, then the entire payment is treated as a purchase. If, on the other hand, the fair value of goods or services is less than the amount paid, then the difference is treated as a reduction in transaction price of the Company's sales to the customer or a reduction of cumulative to-date revenue recognized from the customer in the period the payment is made or goods or services are received from the customer.

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

Renewable Product Sales

Revenues from renewable product sales are recognized as a distinct performance obligation on a gross basis as the Company is acting as a principal in these transactions, with the selling price to the customer recorded net of discounts and allowances. Revenues are recognized at a point in time when control has passed to the customer, which typically is upon the renewable products leaving the Company’s facilities with the first transportation carrier. The Company, on occasion, may recognize revenue under a bill and hold arrangement, whereby the customer requests and agrees to purchase product but requests delivery at a later date. Under these arrangements, control transfers to the customer when the product is ready for delivery, which occurs when the product is identified separately as belonging to the customer, the product is ready for shipment to the customer in its current form, and the Company does not have the ability to direct the product to a different customer. It is at this point that the Company has the right to receive payment, the customer obtains legal title, and the customer has the significant risks and rewards of ownership. The Company’s renewable product sales do not include rights of return, except for direct-to-consumer products, for which the Company estimates sales returns subsequent to sale and reduces revenue accordingly. For renewable products other than direct-to-consumer, returns are accepted only if the product does not meet product specifications and such nonconformity is communicated to the Company within a set number of days of delivery. The Company offers a two-year assurance-type warranty to replace squalane products that do not meet Company-established criteria as set forth in the Company’s trade terms. An estimate of the cost to replace the squalane products sold is made based on a historical rate of experience and recognized as a liability and related expense when the renewable product sale is consummated.

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

The Company generally invoices its collaboration partners on a monthly or quarterly basis, or upon the completion of the effort or achievement of a milestone, based on the terms of each agreement. Contract liabilities arise from amounts received in advance of performing the research and development activities and are recognized as revenue in future periods as the performance obligations are satisfied.

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

The Company receives certain consideration from AICEP Portugal Global (AICEP), and entity funded by government of Portugal, under the Consortium Internal Regulatory Agreement and an AICEP Investment Contract (the “Agreements”) entered into by Amyris (the “Company”) with Universidade Católica Portuguesa (UCP) Porto Campus. The Company considered this arrangement to be a government grant and accounts for the arrangement under International Accounting Standard 20 “Accounting for Government Grants and Disclosure of Government Assistance”. Grant revenue is recognized when there is reasonable assurance that monies will be received and that conditions attached to the grant have been met.

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

The Company recognizes deferred cost of products sold as an asset on the balance sheet when a cost is incurred in connection with a revenue performance obligation that will not be fulfilled until a future period. The Company also recorded a deferred cost of products asset in 2018 and 2019 for the fair value of amounts paid to DSM under a supply agreement for manufacturing capacity to produce its sweetener product at the Brotas facility in Brazil. The deferred cost of products sold asset is expensed to cost of products sold on a units of production basis over the five-year term of the supply agreement. On a quarterly basis, the Company evaluates its future production volumes for its sweetener product and adjusts the unit cost to be expensed over the remaining estimated production volume. The Company also periodically evaluates the asset for recoverability based on changes business strategy and product demand trends over the term of the supply agreement.

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

Debt Extinguishment

The Company accounts for the income or loss from extinguishment of debt in accordance with ASC 470, Debt, which indicates that for all extinguishments of debt, including instances where the terms of a debt instrument are modified in a manner that significantly changes the underlying cash flows, the difference between the reacquisition consideration and the net carrying amount of the debt being extinguished should be recognized as gain or loss when the debt is extinguished. Losses from debt extinguishment are shown in the consolidated statements of operations under "Other income (expense)" as "Loss upon extinguishment of debt".

Stock-based Compensation

The Company accounts for stock-based employee compensation plans under the fair value recognition and measurement provisions of U.S. GAAP. Those provisions require all stock-based payments to employees, including grants of stock options and restricted stock units (RSUs), to be measured using the grant-date fair value of each award. The Company recognizes stock-based compensation expense net of expected forfeitures over each award's requisite service period, which is generally the vesting term. Expected forfeiture rates are estimated based on the Company's historical experience. Stock-based compensation plans are described more fully in Note 11, "Stock-based Compensation".

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

Foreign Currency Translation

The assets and liabilities of foreign subsidiaries, where the local currency is the functional currency, are translated from their respective functional currencies into U.S. dollars at the rates in effect at each balance sheet date, and revenue and expense amounts are translated at average rates during each period, with resulting foreign currency translation adjustments recorded in other comprehensive loss, net of tax, in the consolidated statements of stockholders’ deficit. As of December 31, 2019 and 2018, cumulative translation adjustment, net of tax, were $43.8 million and $43.3 million, respectively.

Where the U.S. dollar is the functional currency, remeasurement adjustments are recorded in other income (expense), net in the accompanying consolidated statements of operations. Net losses resulting from foreign exchange transactions were $0.2 million and $1.6 million for the years ended December 31, 2019 and 2018, respectively and are recorded in other income (expense), net in the consolidated statements of operations.

New Accounting Standards or Updates Recently Adopted

During the year ended December 31, 2019 the Company adopted the following Accounting Standards Updates (ASUs):

Leases In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (ASU 2016-02). The standard requires the recognition of lease liabilities and right-of-use (ROU) assets on the balance sheet arising from lease transactions at the lease commencement date and the disclosure of key information about leasing arrangements. In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842): Targeted Improvements, which provided entities the option to use the effective date as the date of initial application on transition to the new guidance. The Company elected this transition method, and as a result, the Company did not adjust comparative information for prior periods. The Company elected certain additional practical expedients permitted by the new guidance allowing the Company to carry forward historical accounting related to lease identification and classification for existing leases upon adoption.

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

The Company's adoption of this standard had the effect of increasing assets and liabilities by $25.7 million, after considering prepaid and other current and noncurrent assets previously recorded on the condensed consolidated balance sheet but did not have a material impact on the condensed consolidated statements of operations or cash flows. The most significant impact relates to (1) the recognition of new ROU assets and lease liabilities on the balance sheet for the Company's operating leases; and (2) providing significant new disclosures about the Company's leasing activities.

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

In November 2019, the FASB issued ASU 2019-11, Codification Improvements to Topic 326, Financial Instruments- Credit Losses. This ASU clarifies and addresses certain items related to amendments in ASU 2016-13. This new guidance is effective for the Company beginning on January 1, 2020. This new guidance is not expected to have a material impact on the Company’s consolidated financial statements.

Income Taxes In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which simplifies the accounting for income taxes. This guidance will become effective for the Company in the first quarter of fiscal year 2021 on a prospective basis. The Company is currently evaluating the impact of the new guidance on its consolidated financial statements.

In January 2020, the FASB issued ASU 2020-01, Investments-Equity Securities (Topic 321), Investments-Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815)-Clarifying the Interactions between Topic 321, Topic 323, and Topic 815. The guidance provides clarification of the interaction of rules for equity securities, the equity method of accounting and forward contracts and purchase options on certain types of securities. This new guidance is effective for the

Company beginning on January 1, 2021. While the Company is currently assessing the impact of the new guidance, it is not expected to have a material impact on the Company’s consolidated financial statements.

2. Balance Sheet Details

Allowance for Doubtful Accounts

Allowance for doubtful accounts activity and balances were as follows:

(In thousands)	Balance at Beginning of Year	Provisions	Write-offs, Net	Balance at End of Year
Allowance for doubtful accounts:
Year Ended December 31, 2019	$642	$110	$(707)	$45
Year Ended December 31, 2018	$642	$—	$—	$642

Inventories

December 31, (In thousands)	2019	2018
Raw materials	$3,255	$3,901
Work in process	7,204	539
Finished goods	17,311	5,253
Total inventories	$27,770	$9,693

Deferred cost of products sold — related party

December 31, (In thousands)	2019	2018
Deferred cost of products sold - related party	$3,677	$489
Deferred cost of products sold, noncurrent - related party	12,815	2,828
Total	$16,492	$3,317

In November 2018, the Company amended the supply agreement with DSM to secure manufacturing capacity at the Brotas facility for sweetener production through 2022. See Note 9, “Revenue Recognition” for information regarding the November 2018 Supply Agreement Amendment. The supply agreement was included as an element of a combined transaction with DSM, which resulted in a fair value allocation of $24.4 million to the manufacturing capacity fees. See Note 3, “Fair Value Measurement” for information related to this fair value allocation. Of the $24.4 million fair value allocated to the manufacturing capacity fee, $3.3 million was recorded as deferred cost of products sold during 2018. Also, the Company paid an additional $14.1 million in manufacturing capacity fees during 2019, which were recorded as additional deferred cost of products sold. The remaining $7.0 million manufacturing capacity fees will be recorded as deferred cost of products sold in the period the additional payments are made to DSM. The manufacturing capacity deferred cost of products sold asset is expensed to cost of products sold on a units of production basis as the Company's sweetener product is sold over the five-year term of the supply agreement. During the years ended December 31, 2019 and 2018, the Company expensed $0.9 million and $0, respectively, of the deferred cost of products sold asset.

Prepaid expenses and other current assets

December 31, (In thousands)	2019	2018
Non-inventory production supplies	$5,376	$2,391
Prepayments, advances and deposits	4,726	5,644
Recoverable taxes from Brazilian government entities	79	631
Other	2,569	1,900
Total prepaid expenses and other current assets	$12,750	$10,566

Property, plant and equipment, net

December 31, (In thousands)	2019	2018
Machinery and equipment	$48,041	$43,713
Leasehold improvements	41,478	39,922
Computers and software	9,822	9,987
Furniture and office equipment, vehicles and land	3,510	3,016
Construction in progress	9,752	1,749
Total property, plant and equipment, gross	112,603	98,387
Less: accumulated depreciation and amortization	(83,673)	(78,631)
Total property, plant and equipment, net	$28,930	$19,756

Property, plant and equipment, net at December 31, 2018 includes $5.0 million of machinery and equipment under capital lease. Accumulated amortization of assets under capital lease totaled $2.3 million as of December 31, 2018. For the year ended December 31, 2018, amortization expense in connection with capital lease assets was $0.7 million. Beginning January 1, 2019, capital lease assets are classified as right-of-use assets under financing leases, net; see "Leases" below.

Losses on disposal of property, plant and equipment were $0.2 million and $0.9 million for the years ended December 31, 2019 and 2018, respectively. Such losses or gains were included in the lines captioned "Research and development expense" and "Sales, general and administrative expense" in the consolidated statements of operations.

Leases

Prior to the modified prospective adoption of ASU 2016-02 on January 1, 2019, the Company leased certain facilities and certain laboratory equipment under operating and financing leases, respectively. The Company recognized rent expense for operating leases on a straight-line basis over the noncancelable lease term and recorded the difference between cash rent payments and the recognition of rent expense as a deferred rent liability. Where leases contained escalation clauses, rent abatements, and/or concessions, such as rent holidays and landlord or tenant incentives or allowances, the Company applied them as straight-line rent expense over the lease term. The Company had noncancelable operating lease agreements for office, research and development, and manufacturing space that expired at various dates, with the latest expiration in May 2023. Rent expense under operating leases was $5.8 million for the year ended December 31, 2018. See below for the Company’s account treatment of leases upon adoption of new leasing standard.

Operating Leases

The Company has entered into operating leases primarily for administrative offices, laboratory equipment and other facilities. The operating leases have remaining terms that range from 1 year to 5 years, and often include one or more options to renew. These renewal terms can extend the lease term from 1 to 5 years and are included in the lease term when it is reasonably certain that the Company will exercise the option. The operating leases are classified as Right-of-use assets under operating leases, net (ROU assets) on the Company's December 31, 2019 consolidated balance sheet, and represent the Company’s right to use the underlying asset for the lease term. The Company’s obligation to make operating lease payments is included in

"Operating lease liabilities" and "Operating lease liabilities, net of current portion" on the Company's December 31, 2019 consolidated balance sheet. Based on the present value of the lease payments for the remaining lease term of the Company's existing leases, the Company recognized ROU assets of $29.7 million and operating lease liabilities of $33.6 million on January 1, 2019. Operating lease ROU assets and liabilities commencing after January 1, 2019 are recognized at commencement date based on the present value of lease payments over the lease term. As of December 31, 2019, total ROU assets and operating lease liabilities were $13.2 million and $19.7 million, respectively. All operating lease expense is recognized on a straight-line basis over the lease term. In the year ended December 31, 2019, the Company recorded $16.4 million of operating lease amortization that was charged to expense, of which $7.0 million was recorded to cost of products sold.

Because the rate implicit in each lease is not readily determinable, the Company uses its incremental borrowing rate to determine the present value of the lease payments. The Company has certain contracts for real estate and marketing which may contain lease and non-lease components which it has elected to treat as a single lease component.

Information related to the Company's right-of-use assets and related lease liabilities were as follows:

Year Ended December 31, 2019
Cash paid for operating lease liabilities, in thousands	$17,809
Right-of-use assets obtained in exchange for new operating lease obligations(1)	$33,264
Weighted-average remaining lease term	3.35
Weighted-average discount rate	18.1%

(1) Includes $29.7 million for operating leases existing on January 1, 2019 and $3.6 million for operating leases that commenced during the year ended December 31, 2019. Also, the Company renegotiated one of its operating leases during 2019, which resulted in a new financing lease. Approximately $7.7 million of Right-of-use assets under operating leases, net were reclassified to Right-of-use assets under financing leases, net related to this operating lease modification.

Financing Leases

The Company has entered into financing leases primarily for laboratory and computer equipment. Assets purchased under financing leases are included in Right-of-use assets under financing leases, net on the consolidated balance sheets. For financing leases, the associated assets are depreciated or amortized over the shorter of the relevant useful life of each asset or the lease term. At December 31, 2019, accumulated amortization of assets under financing lease was $1.7 million.

Maturities of Financing and Operating Leases

Maturities of lease liabilities as of December 31, 2019 were as follows:

Years Ending December 31 (In thousands)	Financing Leases	Operating Leases	Total Lease Obligations
2020	$4,490	$7,798	$12,288
2021	4,565	7,541	12,106
2022	—	7,719	7,719
2023	—	3,363	3,363
2024	—	192	192
Thereafter	—	—	—
Total future minimum payments	9,055	26,613	35,668
Less: amount representing interest	(1,424)	(6,951)	(8,375)
Present value of minimum lease payments	7,631	19,662	27,293
Less: current portion	(3,465)	(4,625)	(8,090)
Long-term portion	$4,166	$15,037	$19,203

Other assets

December 31, (In thousands)	2019	2018
Equity-method investment	$4,734	$—
Contingent consideration	3,303	4,286
Deposits	295	2,465
Other	1,373	1,207
Total other assets	$9,705	$7,958

In September 2019, the Company was notified by DSM that certain contingent consideration payable to the Company upon the realization of certain NOL tax benefits transferred to DSM with the sale of the Brotas facility in December 2017 would not be realized due to changes in DSM’s Brazilian legal entity structure. The Company considered this information in conjunction with the probability and timing of DSM’s realization of the underlying NOL tax benefits and determined that a portion of the contingent consideration receivable was not recoverable as of December 31, 2018 and recorded a $3.9 million impairment in the statement of operations as Impairment of other assets. The Company reassessed the recoverability of this receivable at December 31, 2019 based on projected utilization of the underlying tax credits by DSM and recorded an additional impairment of $0.2 million for the year ended December 31, 2019.

In October 2019, the Company agreed to purchase the ownership interest previously held by Cosan in Novvi LLC, a joint venture among the Company, Cosan and certain other members, for $10.8 million (Purchase Price). The Company is obligated to pay the Purchase Price through the assignment of certain preferred dividends to be distributed by the proposed joint venture between the Company and Raizen Energia S.A., provided that, if the joint venture is not formed by October 2021, the Purchase Price shall be paid in full by October 31, 2022. The Company measured and recorded the fair value of the investment based on the present value of the unsecured $10.8 million obligation, which was deemed to be more readily determinable than the fair value of the Novvi partnership interest. In accordance with equity-method accounting, the Company records its share of Novvi's earnings or losses for each accounting period and adjusts the investment balance accordingly. However, the Company is not obligated to fund Novvi's potential future losses, so the Company will not record equity-method losses that would result in the investment in Novvi falling to below zero and becoming a liability. For additional information regarding the Company's accounting for equity-method investments, see Note 1, "Basis of Presentation and Summary of Significant Accounting Policies".

Accrued and other current liabilities

December 31, (In thousands)	2019	2018
Accrued interest	$8,209	$3,853
Payroll and related expenses	7,296	9,220
Contract termination fees	5,347	4,092
Ginkgo partnership payments obligation	4,319	2,155
Asset retirement obligation(1)	3,184	3,063
Professional services	2,968	1,173
Tax-related liabilities	1,685	2,139
Other	3,647	3,284
Total accrued and other current liabilities	$36,655	$28,979
______________
(1) The asset retirement obligation represents liabilities incurred but not yet discharged in connection with our 2013 abandonment of a partially constructed facility in Pradópolis, Brazil.

Other noncurrent liabilities

December 31, (In thousands)	2019	2018
Liability for unrecognized tax benefit	$7,204	$6,582
Liability in connection with acquisition of equity-method investment	5,249	—
Ginkgo partnership payments, net of current portion (See Note 4)	4,492	6,185
Refund liability	3,750	—
Contract liabilities, net of current portion(1)	1,449	1,587
Deferred rent, net of current portion	—	6,440
Contract termination fees, net of current portion	—	1,530
Capital leases, net of current portion	—	195
Other	880	673
Total other noncurrent liabilities	$23,024	$23,192
______________
(1) Contract liabilities, net of current portion at December 31, 2019 and 2018 includes $1,204 at each date in connection with DSM, which is a related party.

In relation to the refund liability item above, in April 2019, the Company assigned the Value Sharing Agreement to DSM. See Note 9, "Revenue Recognition and Contract Assets and Liabilities" for further information. The assignment was accounted for as a contract modification under ASC 606 that resulted in variable consideration of $12.5 million in the form of a stand-ready obligation to refund some or all of the $12.5 million consideration if certain criteria are not met by December 2021. The Company periodically updates its estimate of amounts to be retained and reduces the refund liability and records additional license and royalty revenue as the criteria are met. The Company recorded an additional $8.8 million of license and royalty revenue during the year ended December 31, 2019 related to a change in the estimated refund liability, which reduced the balance to $3.8 million.

3. Fair Value Measurement

Assets and liabilities are measured and reported at fair value based on the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The fair value hierarchy prioritizes the inputs to valuation techniques used to measure fair value. An asset's or liability's classification level is based on the lowest level of input that is significant to the fair value measurement. Assets and liabilities carried at fair value are valued and disclosed in one of the following three levels of the valuation hierarchy:

•Level 1: Quoted market prices in active markets for identical assets or liabilities.
•Level 2: Observable market-based inputs or unobservable inputs that are corroborated by market data.
•Level 3: Unobservable inputs that are not corroborated by market data.

Liabilities Measured and Recorded at Fair Value on a Recurring Basis

As of December 31, 2019 and 2018, the Company’s financial liabilities measured and recorded at fair value on a recurring basis were classified within the fair value hierarchy as follows:

December 31, (In thousands)	2019				2018
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Liabilities
Senior Convertible Notes Due 2022	$—	$—	$50,624	50,624	$—	$—	$—	$—
6% Convertible Notes Due 2021	—	—	—	—	—	—	57,918	57,918
Embedded derivatives bifurcated from debt instruments	—	—	2,832	2,832	—	—	—	—
Freestanding derivative instruments issued in connection with other debt and equity instruments	—	—	6,971	6,971	—	—	42,796	42,796
Total liabilities measured and recorded at fair value	$—	$—	$60,427	$60,427	$—	$—	$100,714	$100,714

The Company did not hold any financial assets to be measured and recorded at fair value on a recurring basis as of December 31, 2019 and 2018. Also, there were no transfers between the levels during 2019 or 2018.

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

At December 31, 2019 and December 31, 2018, the carrying value of certain financial instruments, such as cash equivalents, accounts receivable, prepaid expenses and other current assets, accounts payable and other current accrued liabilities, approximate fair value due to their relatively short maturities and low market interest rates, if applicable.

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

Senior Convertible Notes Due 2022

On November 15, 2019, the Company issued $66.0 million of Senior Convertible Notes Due 2022 and elected the fair value option of accounting for this debt instrument (see Note 4, "Debt" for details). At December 31, 2019, the contractual outstanding principal of the Senior Convertible Notes Due 2022 was $66.0 million and the fair value was $50.6 million. The Company measured the fair value using a binomial lattice model (which is discussed in further detail below) with the following inputs: (i) 233% discount yield, (ii) 45% equity volatility, (iii) 25% / 75% probability of principal repayment in cash or stock, respectively and (iv) 5% probability of change in control. The Company assumed that if a change of control event were to occur, it would occur at the end of the calendar year.

In connection with the issuance of the Senior Convertible Notes Due 2022, the Company was required to pre-deliver 7.5 million shares of common stock (the Pre-Delivery Shares) to the note holders, which are freely tradeable, validly issued, fully paid, nonassessable and free from all preemptive or similar rights or liens, for the note holders to sell, trade or hold, subject to certain limitations, for as long as the Senior Convertible Notes Due 2022 are outstanding. However, the Company may elect or be required to apply the value of the pre-delivered shares to satisfy periodic principal and interest payments or other repayment events. Within ten business days following redemption or repayment of in full the Senior Convertible Notes Due 2022 and the satisfaction or discharge by the Company of all outstanding Company obligations under the Senior Convertible Notes Due 2022, the noteholders shall deliver 7.5 million shares of the Company’s common stock to the Company, less any shares used to satisfy any accrued interest or principal amortization payments under such notes.

The Company concluded the Pre-Delivery Shares provision meets the criteria of freestanding instrument that is legally detachable and separately exercisable from the Senior Convertible Notes Due 2022 and should be classified in equity as the common shares issued are both indexed to the Company’s own stock and meet the equity classification criteria. As such, the Company will account for the fair value of the Pre-Delivery Shares within equity and will not subsequently remeasure to fair value at each reporting period, unless new events trigger a requirement for the shares to be reclassified to an asset or liability. The Company measured the issue date fair value of the Pre-Delivery Shares under an expected borrowing cost approach using a 9.75% annual borrowing rate over a 19-month estimated repayment term for the Senior Convertible Notes Due 2022. The resulting $4.2 million fair value was recorded in equity as additional paid in capital with an offset to the fair value of the Senior Convertible Notes Due 2022. See Note 6, “Stockholders’ Deficit” for further information regarding the issuance of the common stock.

For the year ended December 31, 2019, the Company recorded a $3.8 million gain from change in fair value of debt in connection with the initial issuance and subsequent fair value remeasurement of the Senior Convertible Notes Due 2022, as follows:

In thousands
Fair value at November 14, 2019	$54,425
Less: Gain from change in fair value	(3,801)
Fair value at December 31, 2019	$50,624

A binomial lattice model was used to determine if the Senior Convertible Notes Due 2022 would be converted, called or held at each decision point. Within the lattice model, the following assumptions are made: (i) the convertible note will be converted early if the conversion value is greater than the holding value and (ii) the convertible note will be called if the holding value is greater than both (a) redemption price and (b) the conversion value at the time. If the convertible note is called, the holder will maximize their value by finding the optimal decision between (1) redeeming at the redemption price and (2) converting the convertible note. Using this lattice method, the Company valued the Senior Convertible Notes Due 2022 using the "with-and-without method", where the fair value of the Senior Convertible Notes Due 2022 including the embedded and freestanding features is defined as the "with", and the fair value of the Senior Convertible Notes Due 2022 excluding the embedded and freestanding features is defined as the "without". This method estimates the fair value of the Senior Convertible Notes Due 2022 by looking at the difference in the values of Senior Convertible Notes Due 2022 with the embedded and freestanding derivatives and the fair value of Senior Convertible Notes Due 2022 without the embedded and freestanding features. The lattice model uses the stock price, conversion price, maturity date, risk-free interest rate, estimated stock volatility and estimated credit spread. The Company remeasures the fair value of the debt instrument and records the change as a gain or loss from change in fair value of debt in the statement of operations for each reporting period.

6% Convertible Notes Due 2021

On December 10, 2018, the Company issued $60.0 million of 6% Convertible Notes Due 2021 (see Note 4, "Debt" for details) and elected the fair value option of accounting for this debt instrument. The notes were extinguished in November 2019. The Company recorded a $23.2 million loss from change in fair value of debt in the year ended December 31, 2019 prior to extinguishing the debt.

Derivative Liabilities Recognized in Connection with the Issuance of Debt and Equity Instruments

The following table provides a reconciliation of the beginning and ending balances for the Company's derivative liabilities recognized in connection with the issuance of debt and equity instruments – either freestanding or compound embedded – measured at fair value using significant unobservable inputs (Level 3):

(In thousands)	Equity-related Derivative Liability	Debt-related Derivative Liability	Total Derivative Liability
Balance at December 31, 2018	$41,272	$1,524	$42,796
Derecognition upon adoption of ASU 2017-11	(39,513)	(1,524)	(41,037)
Fair value of derivative liabilities issued during the period	—	15,158	15,158
Change in fair value of derivative liabilities	2,039	(4,816)	(2,777)
Derecognition on extinguishment	(3,798)	(539)	(4,337)
Balance at December 31, 2019	$—	$9,803	$9,803

As of December 31, 2019, the $3.8 million derivative liability recorded in connection with the November 2018 Securities Purchase Agreement with DSM was settled and extinguished through a cash payment in April 2019.

During the second half of 2019, the Company issued four debt instruments with an embedded mandatory redemption feature and two freestanding liability classified warrants with conversion rate adjustment and antidilution provisions. See Note 4, “Debt” for a description of the transactions and the initial accounting treatment for these debt related derivatives. There is no current observable market for these types of derivatives and the Company determined the fair value of the embedded mandatory redemption feature using a probability weighted discounted cash flow model measuring the fair value of the debt instrument both with and without the embedded feature, which is discussed in more detail below; and the freestanding liability warrants using a Black-Scholes-Merton option pricing model, which is also discussed in more detail below.

The collective fair value of the four embedded derivatives totaled $2.5 million at issuance date and were recorded as a derivative liability and a debt discount against the underlying debt instruments. In the fourth quarter of 2019, the Company modified certain key terms in two of the four underlying debt instruments, resulting in a debt extinguishment of the two instruments. Consequently, the collective fair value of the two embedded derivative liabilities totaling $0.5 million were written off against the loss on debt extinguishment and the $0.7 million collective fair value of the two new embedded mandatory redemption features were recorded as derivative liabilities at the date of debt modification. The collective fair value of the four embedded derivative liabilities totaled $2.8 million at December 31, 2019.

The freestanding liability warrants issued on September 10, 2019 and November 14, 2019 had an initial fair value of $7.9 million and $4.0 million, respectively and were recorded as a derivative liability and a debt discount. The warrants will be remeasured each reporting period until settled or extinguished with subsequent changes in fair value recorded through the statement of operations as a gain or loss on change in fair value of derivative liabilities. At December 31, 2019 the warrants derivative had a fair value of $6.9 million. For the year ended December 31, 2019, the Company recorded a $4.8 million gain from change in fair value of debt-related embedded derivative liabilities.

Valuation Methodology and Approach to Measuring the Derivative Liabilities

The liabilities associated with the Company’s freestanding and compound embedded derivatives outstanding at December 31, 2019 and 2018 represent the fair value of freestanding equity instruments, mandatory redemption features embedded in certain debt instruments and antidilution provisions in some of the Company's debt warrant instruments. See Note 4, "Debt", and Note 6, "Stockholders' Deficit" for further information regarding these host instruments. There is no current observable market for these types of derivatives and, as such, the Company determined the fair value of the freestanding instrument or embedded derivatives using the Black-Scholes-Merton option pricing model, a probability weighted discounted cash flow analysis, or a Monte Carlo simulation.

The Company uses the Black-Scholes-Merton option pricing model to determine the fair value of its liability classified warrants issued in 2019. Input assumptions for these freestanding instruments are as follows:

Input assumptions for liability classified warrants:	Range
Fair value of common stock on issue date	$3.09 – $4.76
Expected volatility	94% - 105%
Risk-free interest rate	1.58% - 1.67%
Dividend yield	0.0%

The Company uses a probability weighted discounted cash flow model to measure the fair value of the mandatory redemption features embedded in the four debt instruments issued in the second half of 2019. The model is designed to measure and determine if the debt instruments would be called or held at each decision point. Within the model, the following assumption is made: the underlying debt instrument will be called early if the change in control redemption value is greater than the holding value. If the underlying debt instrument is called, the holder will maximize their value by finding the optimal decision between (i) redeeming at the redemption price and (ii) holding the instrument until maturity. Using this assumption, the Company valued the embedded derivatives on a "with-and-without method", where the fair value of each underlying debt instrument including the embedded derivative is defined as the "with", and the fair value of each underlying debt instrument excluding the embedded derivatives is defined as the "without". This method estimates the fair value of the embedded derivatives by comparing the fair value differential between the with and without mandatory redemption feature. The model incorporates the mandatory redemption price, time to maturity, risk-free interest rate, estimated credit spread and estimated probability of a change in control default event.

The Company used a Monte Carlo simulation valuation model to determine the fair value of the May 2017 and August 2017 Cash and Dilution Warrants through December 31, 2018. Upon adoption of ASU 2017-11 on January 1, 2019, the fair value of these warrants was reclassified to equity as they no longer met the criteria for derivative liability accounting. Monte Carlo simulation combines a random number generator based on a probability distribution and additional inputs of volatility, time to expiration to generate a stock price and other uncertainties. The generated stock price at the time of expiration is then used to calculate the value of the option. The model then calculates results tens of thousands of times, each time using a different set of random values from the probability functions. The resulting Monte Carlo simulation valuation is based on the average of all the calculated results.

The market-based assumptions and estimates used in valuing the compound embedded and freestanding derivative liabilities include amounts in the following ranges/amounts:

December 31,	2019	2018
Risk-free interest rate	1.6% - 1.7%	2.5% - 3.0%
Risk-adjusted discount yield	20.0% - 27.0%	17.2% - 27.3%
Stock price volatility	45%	45.0% - 85.0%
Probability of change in control	5.0%	0.0%
Stock price	$3.09	$3.34
Credit spread	18.4% - 25.4%	14.6% - 24.9%
Estimated conversion dates	2022 - 2023	2019 - 2025

Changes in valuation assumptions can have a significant impact on the valuation of the embedded and freestanding derivative liabilities and debt that the Company elects to account for at fair value. For example, all other things being equal, a decrease/increase in the Company’s stock price, probability of change of control, credit spread, term to maturity/conversion or stock price volatility decreases/increases the valuation of the liabilities, whereas a decrease/increase in risk adjusted yields or risk-free interest rates increases/decreases the valuation of the liabilities. Certain of the convertible notes, shares of convertible preferred stock and warrants also include conversion or exercise price adjustment features and, for example, certain issuances of common stock by the Company at prices lower than the current conversion or exercise price result in a reduction of the conversion price of such notes or convertible preferred stock, or a reduction in the exercise price of, or an increase in the number of shares subject to, such warrants, which increases the value of the embedded and freestanding derivative liabilities and debt measured at fair value; see Note 4, "Debt" for details.

Assets and Liabilities Recorded at Carrying Value

Financial Assets and Liabilities

The carrying amounts of certain financial instruments, such as cash equivalents, accounts receivable, accounts payable and accrued liabilities, approximate fair value due to their relatively short maturities and low market interest rates, if applicable. Loans payable and credit facilities are recorded at carrying value, which is representative of fair value at the date of acquisition. The Company estimates the fair value of these instruments using observable market-based inputs (Level 2). The carrying amount (the total amount of net debt presented on the balance sheet) of the Company's debt at December 31, 2019 and at December 31, 2018, excluding the debt instruments recorded at fair value, was $195.8 million and $151.8 million, respectively. The fair value of such debt at December 31, 2019 and at December 31, 2018 was $194.8 million and $149.3 million, respectively, and was determined by (i) discounting expected cash flows using current market discount rates estimated for certain of the debt instruments and (ii) using third-party fair value estimates for the remaining debt instruments.

Assets and Liabilities Measured and Recorded at Fair Value on a Non-Recurring Basis

On November 19, 2018, the Company amended its supply agreement with DSM, as discussed in Note 9, “Revenue Recognition” to secure production capacity at the Brotas facility in exchange for future cash payments totaling $22.7 million, the issuance of 1,643,991 shares common stock valued at $6.1 million on the date of issuance and a further cash payment for the difference between the fair value of the common stock and $7.3 million on March 29, 2019. In addition, the Company modified certain warrants held by DSM which resulted in the transfer of $2.9 million of value to DSM and paid $1.8 million to settle certain obligations to DSM related to the 2017 sale of the Brotas facility. The Company also entered into other transactions contemporaneously with the amended supply agreement as discussed in Note 10, “Related Party Transactions”. This series of transactions with DSM in November 2018 was accounted for as a combined transaction in which the Company determined and allocated the fair value of the consideration to each element. The fair value of the consideration transferred to DSM under the combined arrangement totaled $33.3 million and was allocated as follows (in thousands):

Element	Fair Value Allocation
Manufacturing capacity reservation fee	$24,395
Legal settlement and consent waiver	6,764
Working capital adjustment	2,145
Total fair value of consideration transferred	$33,304

The fair value of these elements is based on Level 3 inputs, which considered the lowest level of input that is significant to the fair value measurement of these elements. To determine the fair value of the manufacturing capacity reservation fee, the Company used a discounted cash flow model under a cost savings valuation approach based on a competing manufacturing quote for similar capacity, location and timing. The Company used a discount rate of 22.5% and a tax rate of 0% to discount the gross cash flows. The fair value of the legal settlement for failure to obtain consent from DSM prior to executing the August 2018 Vivo Warrant transaction was determined by calculating the difference between the fair values of the warrants held by Vivo prior to and after the August 2018 Vivo Warrant transaction using a combination of a Monte Carlo simulation and the Black-Scholes-Merton option pricing model. The fair value of the working capital adjustment was determined to equal the difference between the preliminary estimate for working capital upon closing the Brotas facility sale and the final working capital amounts transferred.

4. Debt

	2019				2018
December 31, (In thousands)	Principal	Unaccreted Debt (Discount) Premium	Fair Value Adjustment	Net	Principal	Unaccreted Debt (Discount) Premium	Fair Value Adjustment	Net
Convertible notes payable
Senior convertible notes due 2022	$66,000	$—	$(15,376)	$50,624	$—	$—	$—	$—
6% convertible notes due 2021	—	—	—	—	60,000	—	(2,082)	57,918
2015 Rule 144A convertible notes	—	—	—	—	37,887	(2,413)	—	35,474
2014 Rule 144A convertible notes	—	—	—	—	24,004	(867)	—	23,137
August 2013 financing convertible notes	—	—	—	—	4,415	(70)	—	4,345
	66,000	—	(15,376)	50,624	126,306	(3,350)	(2,082)	120,874
Related party convertible notes payable
2014 Rule 144A convertible notes	10,178	—	—	10,178	24,705	(1,038)	—	23,667
	10,178	—	—	10,178	24,705	(1,038)	—	23,667
Loans payable and credit facilities
Schottenfeld notes	20,350	(1,315)	—	19,035	—	—	—	—
Nikko notes	14,318	(901)	—	13,417	4,598	(1,047)	—	3,551
Ginkgo note	12,000	(3,139)	—	8,861	12,000	(4,047)	—	7,953
Other loans payable	1,828	—	—	1,828	312	—	—	312
GACP term loan facility	—	—	—	—	36,000	(1,349)	—	34,651
	48,496	(5,355)	—	43,141	52,910	(6,443)	—	46,467
Related party loans payable
Foris notes	115,351	(9,516)	—	105,835	—	—	—	—
DSM notes	33,000	(4,621)	—	28,379	25,000	(6,311)	—	18,689
Naxyris note	24,437	(822)	—	23,615	—	—	—	—
	172,788	(14,959)	—	157,829	25,000	(6,311)	—	18,689
Total debt	$297,462	$(20,314)	$(15,376)	261,772	$228,921	$(17,142)	$(2,082)	209,697
Less: current portion				(63,805)				(147,677)
Long-term debt, net of current portion				$197,967				$62,020

Future minimum payments under the debt agreements as of December 31, 2019 are as follows:

Years ending December 31 (In thousands)	Convertible Notes	Loans Payable and Credit Facilities	Related Party Convertible Notes	Related Party Loans Payable and Credit Facilities	Total
2020	$43,384	$26,324	$10,437	$33,730	$113,875
2021	40,177	3,342	—	53,566	97,085
2022	—	15,177	—	113,818	128,995
2023	—	13,011	—	24,323	37,334
2024	—	398	—	—	398
Thereafter	—	1,870	—	—	1,870
Total future minimum payments	83,561	60,122	10,437	225,437	379,557
Less: amount representing interest(1)	(17,561)	(11,626)	(259)	(52,649)	(82,095)
Less: future conversion of accrued interest to principal	—	—	—	—	—
Present value of minimum debt payments	66,000	48,496	10,178	172,788	297,462
Less: current portion of debt principal	(31,800)	(21,193)	(10,178)	(11,380)	(74,551)
Noncurrent portion of debt principal	$34,200	$27,303	$—	$161,408	$222,911
______________
(1) Excluding net debt discount of $20.3 million that will be amortized to interest expense over the term of the debt.

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

On July 8, 2019, $5.1 million principal balance of the convertible note and unpaid interest was exchanged for 1.8 million shares of common stock with a total fair value of $5.9 million or $3.30 per share and a warrant to purchase 1.1 million shares of common stock with a fair value of $1.9 million. The Company recorded a $2.7 million loss on debt extinguishment for the difference between the carrying value of the debt and the sum of the fair values of the common stock and warrant. See Note 6, “Stockholders’ Deficit” for additional information regarding the fair value measurement of the common stock and warrant issued in connection with this exchange.

2015 Rule 144A Convertible Notes Extinguishment

On April 16, 2019, the Company repaid in cash the $37.9 million outstanding principal, as well as accrued and unpaid interest, under its 9.50% Convertible Senior Notes due 2019 (the 2015 Rule 144A Convertible Notes). This repayment did not result in an extinguishment gain or loss.

2014 Rule 144A Convertible Notes

In May 2019, the Company exchanged a portion of its 6.50% Convertible Senior Notes (the 2014 Rule 144A Convertible Notes), representing $38.2 million aggregate principal amount of 2014 Rule 144A Convertible Notes, for shares of common stock, warrants to purchase common stock and a new senior convertible note as described below and repaid the remaining $10.5 million of the 2014 Rule 144A Convertible Notes in cash at maturity.

Notes Conversion into Common Stock

On May 10, 2019, the Company exchanged $13.5 million aggregate principal amount of 2014 Rule 144A Convertible Notes held by certain non-affiliated investors, including accrued and unpaid interest thereon, for an aggregate of 3.5 million shares of common stock and warrants to purchase an aggregate of 1.4 million shares of common stock at an exercise price of $5.02 per share, with an exercise term of two years from issuance, in a private exchange.

On May 14, 2019, the Company exchanged $5.0 million aggregate principal amount of 2014 Rule 144A Convertible Notes held by Foris, including accrued and unpaid interest thereon, for 1.1 million shares of common stock and a warrant to purchase up to 0.4 million shares of common stock at an exercise price of $4.56 per share, with an exercise term of two years from issuance, in a private exchange. On August 28, 2019, the Company and Foris agreed to reduce the exercise price of such warrant from $4.56 per share to $3.90 per share in connection with the “August 2019 Foris Credit Agreements” below. Also, see Note 6, “Stockholders’ Deficit” for additional information and Note 15, “Subsequent Events” for information regarding the amendment and exercise of the warrants on January 31, 2020.

On May 15, 2019, the Company exchanged $10.0 million aggregate principal amount of 2014 Rule 144A Convertible Notes held by Maxwell (Mauritius) Pte Ltd for 2.5 million shares of common stock in a private exchange.

The Company evaluated the May 2019 note conversions into common stock discussed above and concluded that the transactions resulted in a debt extinguishment. The Company recorded a $5.9 million loss on debt extinguishment of the 2014 144A Convertible Notes in the three months ended June 30, 2019. The loss represented the difference between the $30.8 million fair value of 7.1 million common shares issued upon exchange, $3.8 million fair value of warrants issued to purchase 1.7 million shares of common stock and $0.4 million of fees incurred, less the $29.1 million carrying value of the debt that was extinguished. See Note 6. "Stockholders’ Deficit" for further information regarding the fair value measurement of the common stock and warrants issued in connection with the May 2019 note conversions discussed above.

Total Note Exchange and Extensions

On May 15, 2019, the Company exchanged $9.7 million aggregate principal amount of 2014 Rule 144A Convertible Notes due May 15, 2019 held by Total Raffinage Chimie (Total) for a new senior convertible note (the New Note) with an equal principal amount and with substantially identical terms, except that the New Note had a maturity date of June 14, 2019.

Effective June 14, 2019, the Company and Total agreed to extend the maturity date of the New Note from June 14, 2019 to July 18, 2019. Effective July 18, 2019, the Company and Total agreed to (i) further extend the maturity date of the New Note from July 18, 2019 to August 28, 2019 and (ii) increase the interest rate on the New Note to 10.5% per annum, beginning July 18, 2019. Effective August 28, 2019, the Company and Total agreed to (i) further extend the maturity date of the New Note from August 28, 2019 to October 28, 2019 and (ii) increase the interest rate on the New Note to 12% per annum, beginning August 28, 2019. On October 31, 2019, the Company and Total agreed, effective as of October 28, 2019, to (i) extend the maturity date of the New Note from October 28, 2019 to December 16, 2019 and (ii) capitalize all interest accruing under the New Note from May 15, 2019 through and including November 14, 2019, in the amount of $0.5 million, which interest would be added to the principal of the New Note, which would begin accruing interest on such new principal amount on November 15, 2019. Effective December 16, 2019, the Company and Total agreed to extend the maturity date of the New Note from December 16, 2019 to January 31, 2020. See Note 15, “Subsequent Events” for further information regarding the Company’s failure to repay the $10.2 million New Note by January 31, 2020.

The Company accounted for the note exchange and series of extensions with Total as a debt modification; however, no additional fees were paid in connection with the exchange and extensions, and consequently there was no impact on the carrying value of the debt as of December 31, 2019.

Foris Debt Transactions—Related Party

The Company has loans payable to Foris Ventures, LLC (Foris) with a total principal balance of $115.4 million at December 31, 2019. Foris is an entity affiliated with director John Doerr of Kleiner Perkins Caufield & Byers, a current stockholder, and an owner of greater than five percent of the Company’s outstanding common stock. The notes payable to Foris are comprised of the following (amounts in thousands):

Description	Date Issued	Original Loan Amount	Balance at December 31, 2019	Interest Rate per Annum	Maturity Date
Foris $19 Million Note	August 28, 2019	$19,000	$19,000	12.0%	January 1, 2023
Foris LSA	April 15, 2019	36,000	96,351	12.5%	For $81.0 million borrowed prior to November 27, 2019, the maturity date is July 1, 2022; for $10.0 million borrowed November 27, 2019, the maturity date is March 31, 2023.
		$55,000	$115,351

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

Foris LSA Assignment, Amendments and Waivers

On April 4, 2019, the Company and GACP Finance Co., LLC (GACP) amended the Loan and Security Agreement, dated June 29, 2018 (as amended, the LSA), to remove, add and modify certain restrictions, covenants and other provisions and to waive breaches of certain covenants under the LSA occurring prior to, as of and after December 31, 2018 through April 8, 2019. In connection with such waiver, the Company agreed to pay GACP fees of $0.8 million, which the Company paid in April 2019. This waiver fee was recorded as interest expense in the statement of operations in the nine months ended September 30, 2019.

On April 15, 2019, the Company, GACP and Foris Ventures, LLC (Foris), an entity affiliated with director John Doerr of Kleiner Perkins Caufield & Byers, a current stockholder, and an owner of greater than 5% of the Company’s outstanding common stock) entered into a Loan Purchase Agreement, pursuant to which Foris agreed to purchase and assume from GACP, the outstanding principal balance under the LSA, which totaled $36.0 million and all documents and assets related thereto. In connection with such purchase and assignment, the Company agreed to repay Foris $2.5 million of the purchase price and accrued interest paid by Foris to GACP (the LSA Obligation). The closing of the loan purchase and assignment occurred on April 16, 2019.

On August 14, 2019, the Company and Foris entered into an Amendment No. 5 and Waiver to the LSA (the LSA Amendment and Waiver), pursuant to which (i) the maturity date of the loans under the LSA was extended from July 1, 2021 to July 1, 2022, (ii) the interest rate for the loans under the LSA was modified to the greater of (A) 12% or (B) the rate of interest payable with respect to any indebtedness of the Company, including, but not limited to, the rate of interest charged pursuant to the Naxyris Loan Agreement, provided, that for such purpose, the rate of interest charged pursuant to the Naxyris Loan Agreement shall be the rate of interest payable by the Borrower pursuant to the Naxyris Loan Agreement, minus 25 basis points (iii) the amortization of the loans under the LSA was delayed until December 16, 2019, (iv) certain accrued and future interest and agency fee payments under the LSA were delayed until December 16, 2019, (v) certain covenants under the LSA, including related definitions, were amended to provide the Company with greater operational and financial flexibility, including, without limitation, to permit the incurrence of the indebtedness under the August 2019 Naxyris Loan (as described below) and the granting of liens with respect thereto, subject to the terms of an intercreditor agreement between Foris and Naxyris S.A. (Naxyris) governing the respective rights of the parties with respect to, among other things, the assets securing the Naxyris Loan Agreement (as defined below) and the LSA (the Intercreditor Agreement), (vi) certain outstanding unsecured promissory notes issued by the Company to Foris on April 8, 2019, June 11, 2019, July 10, 2019 and July 26, 2019 (as described in the “Foris Credit Agreements” section above), in an aggregate principal amount of $32.5 million, as well as the $2.5 million LSA Obligation, were added to the loans under the LSA, made subject to the LSA and secured by the security interest in the collateral granted to Foris under the LSA, and such promissory notes and contractual obligation were canceled in connection therewith, and (vii) Foris agreed to waive certain existing defaults under the LSA, including with respect to covenants related to cross-defaults, minimum liquidity and minimum asset coverage requirements. After giving effect to the LSA Amendment and Waiver, there was $71.0 million aggregate principal amount of loans outstanding under the LSA.

The Company also issued to Foris a warrant (the LSA Warrant) on August 14, 2019 to purchase up to 1.4 million shares of common stock at an exercise price of $2.87 per share, with an exercise term of two years from issuance. The warrant had a fair value of $2.9 million, which was measured using the Black-Scholes-Merton option pricing model. See Note 6, “Stockholders’ Deficit” for further information regarding the fair value measurement and issuance of this warrant.

Due to multiple changes in key provisions of the LSA from April 15, 2019 through August 14, 2019, the Company analyzed the before and after cash flows from the prior twelve months of modifications resulting from the increased principal balance, decreased interest rate, extended maturity date, waiver of default interest and the fair value of the new LSA Warrant provided to Foris in order to determine if these changes result in a modification or extinguishment of the original LSA. Based on the combined before and after cash flows of the five separate note balances making up the new principal balance of the LSA and the fair value of the LSA warrant, the change in cash flows was not significantly different. Consequently, the LSA Amendment and Waiver was accounting for as a debt modification with the $2.9 million fair value of the LSA Warrant recorded as an increase to additional paid in capital and as a debt discount to be amortized to interest expense under the effective interest method over the remaining term of the LSA.

Foris LSA Amendments, Additional Loan and Warrant Issuance

On October 10, 2019, the Company and Foris entered into Amendment No. 6 to the LSA (the October 2019 LSA Amendment), pursuant to which the maximum loan commitment of Foris under the LSA was increased by $10.0 million. On October 11, 2019, the Company borrowed an additional $10.0 million from Foris under the LSA (the October 2019 LSA Loan), which is subject to the terms and provisions of the LSA, including the lien on substantially all the assets of the Company. After giving effect to the LSA Loan, there was $81.0 million aggregate principal amount of loans outstanding under the LSA. Also, in connection with the October 2019 LSA Amendment, the Company issued a warrant (the October 2019 Foris LSA Warrant) to purchase up to 2.0 million shares of common stock at an exercise price of $2.87 per share, with an exercise term of two years from issuance. The warrant had a fair value of $4.1 million which was measured using the Black-Scholes-Merton option pricing model. See Note 6, “Stockholders’ Deficit” for further information regarding the fair value measurement and issuance of this warrant.

On October 28, 2019, the Company and Foris entered into an amended and restated LSA (the A&R LSA), pursuant to which, among other things, certain covenants and related definitions were amended to permit the incurrence of the indebtedness under the October 2019 Naxyris Loan (as defined below), subject to the terms of an amended and restated intercreditor agreement, dated October 28, 2019, between Foris and Naxyris governing the respective rights of the parties with respect to, among other things, the assets securing the A&R Naxyris LSA (as defined below) and the A&R LSA, and additional covenants were added relating to, among other things, maintenance of intellectual property, compliance with laws, delivery of reports and repayment of indebtedness.

On November 27, 2019, the Company borrowed an additional $10.0 million from Foris under the A&R LSA dated October 28, 2019. The new loan has identical terms to the previous loans under the LSA except that the maturity date is March 31, 2023 (as opposed to July 1, 2022 for the other loans under the LSA). In connection with the new loan, the Company issued a warrant to purchase up to 1,000,000 shares of common stock at an exercise price of $3.87 per share, exercisable for a period of two years from issuance (the November 2019 Foris Warrant). The warrant had a fair value of $2.1 million which was measured using the Black-Scholes-Merton option pricing model. See Note 6, “Stockholders’ Deficit” for further information regarding the fair value measurement and issuance of this warrant. After giving effect to the LSA Loan, there was $91.0 million aggregate principal amount of loans outstanding under the A&R LSA.

Due to multiple changes in key provisions of the LSA through November 27, 2019, the Company analyzed the before and after cash flows from the prior twelve months of modifications resulting from the increased principal balance, decreased interest rate, extended maturity date, waiver of default interest and the fair value of the new LSA Warrant, the October 2019 Foris Warrant and the November 2019 Foris Warrant provided to Foris in order to determine if these changes result in a modification or extinguishment of the original LSA. Based on the combined before and after cash flows of the various note balances making up the new principal balance of the LSA and the fair value of the three warrants, the Company determined that the change in cash flows through and including the October 2019 LSA Amendment were significantly different. Consequently, the October 2019 LSA Amendment was accounting for as a debt extinguishment and a new debt issuance. The Company recorded a $12.8 million loss on extinguishment comprised of (i) $8.7 million unamortized debt discount and (ii) the $4.1 million fair value of the October 2019 Foris LSA Warrant (a non-cash fee paid to the lender).

However, the change in cash flows from the October 2019 LSA Amendment to the November 27, 2019 borrowing under the A&R LSA were not significantly different. As a result, the A&R LSA was accounting for as a debt modification. The Company recorded a new $3.5 million debt discount, comprised of (i) $2.1 million fair value of the November 2019 Warrant, recorded as an increase to additional paid in capital and as a debt discount to be amortized to interest expense under the effective interest method over the remaining term of the A&R LSA, and (ii) $1.4 million fair value of a bifurcated embedded mandatory redemption feature, recorded as a derivative liability and as a debt discount to be amortized to interest expense under the effective interest method over the remaining term of the A&R LSA. See Note 3, “Fair Value Measurement” for further information on the valuation and subsequent fair value accounting for the bifurcated embedded derivative.

August 2019 Foris Credit Agreements

On August 28, 2019, the Company and Foris entered into a credit agreement for an unsecured credit facility in an aggregate principal amount of $19.0 million (the August 2019 Foris Credit Agreement), which the Company borrowed in full on August 28, 2019 (the Foris $19 Million Note). The Foris $19 Million Note (i) accrues interest at a rate of 12% per annum, which is payable quarterly in arrears on each March 31, June 30, September 30 and December 31, beginning December 31,

2019, and (ii) matures on January 1, 2023. The Company may at its option repay the amounts outstanding under the Foris $19 Million Note before the maturity date, in whole or in part, at a price equal to 100% of the amount being repaid plus accrued and unpaid interest on such amount to the date of repayment.

The Foris $19 Million Note also contained a mandatory redemption feature that was not clearly and closely related to the debt host instrument, and thus, required bifurcation and separate accounting as a derivative liability. The embedded feature had an initial fair value of $0.5 million and was recorded as a derivative liability and a debt discount to be amortized to interest expense under the effective interest method over the term of the Foris $19 Million Note. See Note 3, “Fair Value Measurement” for information regarding the fair value measurement and subsequent accounting for the embedded mandatory redemption feature.

In connection with the entry into the August 2019 Foris Credit Agreement, the Company issued to Foris a warrant (the August 2019 Foris Warrant) to purchase up to 4.9 million shares of Common Stock at an exercise price of $3.90 per share, with an exercise term of two years from issuance. See Note 6, “Stockholders’ Deficit” for information regarding the fair value measurement and issuance of this warrant. The warrant had a $8.7 million fair value and a $5.2 million relative fair value after allocating the Foris $19 Million Note proceeds to the $0.5 million fair value of the embedded mandatory redemption feature contained in the Foris $19 Million Note, and allocating on a residual basis, to the relative fair values of the Foris $19 Million Note and the August 2019 Foris Warrant. The $5.2 million relative fair value of the August 2019 Foris Warrant was recorded as an increase to additional paid in capital and as a debt discount to be amortized to interest expense under the effective interest method over the term of the Foris $19 Million Note.

Also, on August 28, 2019 in connection with the entry into the August 2019 Foris Credit Agreement, the Company and Foris amended the warrant to purchase up to 3.9 million shares of common stock issued to Foris on April 26, 2019 to reduce the exercise price from $5.12 per share to $3.90 per share, and amended the warrant to purchase up to 0.4 million shares of common stock issued to Foris on May 14, 2019 to reduce the exercise price from $4.56 per share to $3.90 per share. The warrant modifications resulted in $1.1 million of incremental value that was recorded as an increase to additional paid in capital and a debt discount to be amortized to interest expense under the effective interest method over the term of the Foris $19 Million Note. See Note 6, “Stockholders’ Deficit” for additional information regarding the fair value measurement of these warrant modifications.

In addition to the $5.2 million relative fair value of the August 2019 Foris Warrant, the $0.5 million fair value of the embedded mandatory redemption feature, and $1.1 million incremental value related to the warrant modifications, the Company incurred $0.1 million of legal fees in connection the issuing the Foris $19 Million Note. These amounts totaled $6.8 million and were recorded as a debt discount to be amortized as interest expense under the effective interest method over the term of the Foris $19 Million Note. This note was repaid in full in January 2020; see "Warrant Exercise, Common Stock Purchase and Debt Equitization by Foris – Related Party" in Note 15, "Subsequent Events" for additional information.

Naxyris LSA

On August 14, 2019, the Company, certain of the Company’s subsidiaries (the Subsidiary Guarantors) and, as lender, Naxyris, an existing stockholder of the Company and an investment vehicle owned by Naxos Capital Partners SCA Sicar, which is affiliated with NAXOS S.A.R.L. (Switzerland), for which director Carole Piwnica serves as director, entered into a Loan and Security Agreement (the Naxyris Loan Agreement) to make available to the Company a secured term loan facility in an aggregate principal amount of up to $10.4 million (the August 2019 Naxyris Loan), which the Company borrowed in full on August 14, 2019. In connection with the funding of the August 2019 Naxyris Loan, the Company paid Naxyris an upfront fee of $0.4 million.

Loans under the August 2019 Naxyris Loan have a maturity date of July 1, 2022 and accrue interest at a rate per annum equal to the greater of (i) 12% or (ii) the rate of interest payable with respect to any indebtedness of the Company plus 25 basis points, which interest will be payable monthly in arrears, provided that all interest accruing from and after August 14, 2019 through December 1, 2019 shall be due and payable on December 15, 2019.

The obligations of the Company under the Naxyris Loan Agreement are (i) guaranteed by the Subsidiary Guarantors and (ii) secured by a perfected security interest in substantially all of the assets of the Company and the Subsidiary Guarantors (the Collateral), junior in payment priority to Foris subject to certain limitations and exceptions, as well as the terms of the Intercreditor Agreement.

Mandatory prepayments of the outstanding amounts under the August 2019 Naxyris Loan will be required upon the occurrence of certain events, including asset sales, a change in control, and the incurrence of additional indebtedness, subject to certain exceptions and reinvestment rights. Outstanding amounts under the August 2019 Naxyris Loan must also be prepaid to the extent that the borrowing base exceeds the outstanding principal amount of the loans under the August 2019 Naxyris Loan. In addition, the Company may at its option prepay the outstanding principal amount of the loans under the August 2019 Naxyris Loan in full before the maturity date. Any prepayment of the loans under the August 2019 Naxyris Loan prior to the maturity date, whether pursuant to a mandatory or optional prepayment, is subject to a prepayment charge equal to one year’s interest at the then-current interest rate for the August 2019 Naxyris Loan. Upon any repayment of the loans under the August 2019 Naxyris Loan, whether on the maturity date or earlier pursuant to an optional or mandatory prepayment, the Company will pay Naxyris an end of term fee based on a percentage of the aggregate amount borrowed. In addition, (i) the Company will be required to pay a fee equal to 6% of any amount the Company fails to pay within three business days of its due date and (ii) any interest that is not paid when due will be added to principal and will accrue compound interest at the applicable rate.

The August 2019 Naxyris Loan contains customary affirmative and negative covenants and financial covenants, including covenants related to minimum revenue, minimum liquidity and minimum asset coverage requirements.

The August 2019 Naxyris Loan also contained a mandatory redemption feature that was not clearly and closely related to the debt host instrument, and thus, required bifurcation and separate accounting as a derivative liability. The embedded feature had an initial fair value of $0.3 million and was recorded as a derivative liability and a debt discount to be amortized to interest expense under the effective interest method over the term of the August 2019 Naxyris Loan. See Note 3, “Fair Value Measurement” for information regarding the fair value measurement and subsequent accounting for the embedded mandatory redemption feature.

In connection with the entry into the August 2019 Naxyris Loan, on August 14, 2019 the Company issued to Naxyris a warrant (the Naxyris LSA Warrant) to purchase up to 2.0 million shares of common stock at an exercise price of $2.87 per share, with an exercise term of two years from issuance. See Note 6, “Stockholders’ Deficit” for information regarding the fair value measurement and issuance of this warrant. The warrant had a $4.0 million fair value and a $3.0 million relative fair value after allocating the August 2019 Naxyris Loan proceeds to the $0.3 million fair value of the embedded mandatory redemption feature contained in the August 2019 Naxyris Loan, and allocating on a residual basis, to the relative fair values of the August 2019 Naxyris Loan and the Naxyris LSA Warrant. The $3.0 million relative fair value of the Naxyris LSA Warrant was recorded as an increase to additional paid in capital and as a debt discount to be amortized to interest expense under the effective interest method over the term of the August 2019 Naxyris Loan.

In addition to the $3.0 million relative fair value of the Naxyris LSA Warrant and the $0.3 million fair value of the embedded mandatory redemption feature, the August 2019 Naxyris Loan contained $0.4 million original issue discount, $0.5 million mandatory end of term fee and $0.3 million of issuances costs, all totaling $4.5 million. All such amounts were recorded as a debt discount to be amortized to interest expense over the term of the August 2019 Naxyris Loan.

Naxyris LSA Amendment

On October 28, 2019, the Company, the Subsidiary Guarantors and Naxyris amended and restated the Naxyris Loan Agreement (the A&R Naxyris LSA), pursuant to which the maximum loan commitment of Naxyris under the Naxyris Loan Agreement was increased by $10.4 million. On October 29, 2019, the Company borrowed an additional $10.4 million (the October 2019 Naxyris Loan) from Naxyris under the A&R Naxyris LSA, which is subject to the terms and provisions of the A&R Naxyris LSA, including the lien on substantially all of the assets of the Company and the Subsidiary Guarantors. Also, under the terms of A&R Naxyris LSA, the Company owes a 5% end of term fee on the October 2019 Naxyris Loan amount and a $2.0 million term loan fee, both of which are due at July 1, 2022 maturity or upon full repayment of the amounts borrowed under the A&R Naxyris LSA. Also, the Company paid Naxyris an upfront fee of $0.4 million at the funding date of the October 2019 Naxyris Loan. After giving effect to the October 2019 Naxyris Loan amount, there is $24.4 million aggregate principal amount of loans outstanding under the A&R Naxyris LSA.

Also, in connection with the entry into the A&R Naxyris LSA, on October 28, 2019 the Company issued to Naxyris a warrant to purchase up to 2.0 million shares of common stock, at an exercise price of $3.87 per share, with an exercise term of two years from issuance (the October 2019 Naxyris Warrant). The warrant had a $3.6 million fair value and a $2.8 million relative fair value after allocating the October 2019 Naxyris Loan proceeds to the $0.5 million fair value of the embedded mandatory redemption feature contained in the October 2019 Naxyris Loan, and allocating on a residual basis, to the relative fair values of the October 2019 Naxyris Loan and the October 2019 Naxyris Warrant. The $2.8 million relative fair value of the October 2019 Naxyris Warrant was recorded as an increase to additional paid in capital and as a loss on debt extinguishment (as discussed below).

Due to changes in key terms of the Naxyris Loan Agreement through the addition of the October 2019 Naxyris Loan, the Company analyzed the before and after cash flows under the August 2019 Naxyris Loan and October 2019 Naxyris Loan in order to determine if these changes result in a modification or extinguishment of the original Naxyris Loan Agreement. Based on the combined before and after cash flows related to the increased principal balance, increased end of term fees and the fair value of new warrants provided to Naxyris, the Company determined that the change in cash flows were significantly different. Consequently, the October 2019 Naxyris Loan was accounting for as a debt extinguishment and new debt issuance. The Company recorded a $9.7 million loss on extinguishment comprised of (i) $4.0 million of unamortized debt discount, net of the $0.3 million fair value of the bifurcated embedded mandatory redemption feature, (ii) $2.9 million of original issue discount and end of term fees and (iii) the $2.8 million fair value of the October 2019 Naxyris Warrant (a non-cash fee paid to the lender).

The October 2019 Naxyris Loan contained a mandatory redemption feature that was not clearly and closely related to the debt host instrument, and thus, required bifurcation and separate accounting as a derivative liability. The embedded feature had an initial fair value of $0.5 million and was recorded as a derivative liability and a debt discount to be amortized to interest expense under the effective interest method over the term of the new debt issuance. See Note 3, “Fair Value Measurement” for information regarding the fair value measurement and subsequent accounting for the embedded mandatory redemption feature. The Company also capitalized $0.4 million of legal fees related to the October 2019 Naxyris Loan as a debt discount.

Schottenfeld September 2019 Credit Agreements

On September 10, 2019, the Company entered into separate credit agreements (the Investor Credit Agreements) with each of Schottenfeld Opportunities Fund II, L.P., Phase Five Partners, LP and Koyote Trading, LLC (the Investors or Schottenfeld Holdings Group LLC) to make available to the Company unsecured credit facilities in an aggregate principal amount of $12.5 million, which the Company borrowed in full on September 10, 2019 and issued to the Investors separate promissory notes in the aggregate principal amount of $12.5 million (the Investor Notes). Each Investor Note (i) accrues interest at a rate of 12% per annum, which is payable quarterly in arrears on each March 31, June 30, September 30 and December 31, beginning December 31, 2019, and (ii) matures on January 1, 2023. The Company may at its option repay the amounts outstanding under the Investor Notes before the maturity date, in whole or in part, at a price equal to 100% of the amount being repaid plus accrued and unpaid interest on such amount to the date of repayment.

The Investor Notes also contained a mandatory redemption feature that was not clearly and closely related to the debt host instrument, and thus, required bifurcation and separate accounting as a derivative liability. The embedded feature had an initial fair value of $0.3 million and was recorded as a derivative liability and a debt discount to be amortized to interest expense under the effective interest method over the term of the Investor Notes. See Note 3, “Fair Value Measurement” for information regarding the fair value measurement and subsequent accounting for the embedded mandatory redemption feature.

In connection with the September 10, 2019 Investor Credit Agreements, the Company issued to the Investors warrants (the September 2019 Investor Warrants) to purchase up to an aggregate of 3.2 million shares of common stock at an exercise price of $3.90 per share, with an exercise term of two years from issuance. The September 2019 Investor Warrants had a $7.9 million fair value which was recorded as a derivative liability and a debt discount to be amortized to interest expense under the effective interest method over the term of the Investor Notes. See Note 3, “Fair Value Measures” for information regarding the fair value measurement and accounting of these liability warrants.

Schottenfeld November 2019 Credit and Security Agreement

On November 14, 2019, the Company entered into a credit and security agreement (the Schottenfeld CSA) with Schottenfeld Opportunities Fund II, L.P. and Phase Five Partners, LP (two investors affiliated with Schottenfeld Group Holdings LLC) to borrow an additional $7.9 million, resulting in net proceeds to the Company of $7.5 million after deduction of a 5% original issue discount, and to grant the Investor Notes a security interest in the collateral granted to the Investors under the Schottenfeld CSA (as described below). The loans accrue interest at 12% per annum, mature on the earlier to occur of (i) the closing of a $50 million or greater financing and (ii) January 15, 2020, and are secured by a perfected security interest in substantially all of the assets of the Company and the Subsidiary Guarantors, junior in payment priority to Foris and Naxyris subject to the Subordination Agreement among Foris, Naxyris and the Investors. In connection therewith, the Company issued to such investors warrants to purchase an aggregate of 2.0 million shares of common stock at an exercise price of $3.87 per share, with an exercise term of 2 years from issuance (the November 2019 Schottenfeld CSA Warrants). In connection with the warrant issuance, the Company will be required to pay the November 2019 Schottenfeld CSA Warrants holders and the September 2019 Investor Warrants holders a fee if the Company issues equity securities in connection with the $50 million or greater financing provision that have an issue, conversion or exercise price of less than $3.90 or $3.87 per share, respectively. In such case, the fee will be the difference between the exercise price of such warrants (i.e., $3.90 or

$3.87) and the issue, conversion or exercise price of the equity securities issued in the $50 million or greater financing, times the total number of warrants issued to such investors in November 2019 and September 2019. See Note 15, “Subsequent Events” for further information regarding the Company’s failure to repay the $7.9 million loan by January 15, 2020.

The November 2019 Schottenfeld CSA Warrants had a $4.0 million fair value which was recorded as a derivative liability and a loss on debt extinguishment (as discussed below). See Note 3, “Fair Value Measures” for information regarding the fair value measurement and accounting of these liability warrants. Also, the Schottenfeld CSA also contained a mandatory redemption feature that was not clearly and closely related to the debt host instrument, and thus, required bifurcation and separate accounting as a derivative liability. The embedded feature had an initial fair value of $0.2 million and was recorded as a derivative liability and a debt discount to be amortized to interest expense under the effective interest method over the term of the Schottenfeld CSA (as discussed below). See Note 3, “Fair Value Measurement” for information regarding the fair value measurement and subsequent accounting for the embedded mandatory redemption feature.

Due to multiple changes in key provisions of Investor Credit Agreements and the Schottenfeld CSA, the Company analyzed the before and after cash flows resulting from the increased principal balance and the fair value of the new November 2019 Schottenfeld CSA Warrants to determine whether these changes result in a modification or extinguishment of the original Schottenfeld and Phase Five notes. Based on the combined before and after cash flows of each note, the change in cash flows was significantly different. Consequently, the Schottenfeld CSA was accounted for as a debt extinguishment and a new debt issuance. The Company recorded an $11.2 million loss upon extinguishment of debt, which was comprised of $6.8 million of unaccreted discount and the balance of the derivative liability recorded in connection with the previous debt instrument, the $4.0 million fair value of the November 2019 Schottenfeld CSA Warrant (as a non-cash fee paid to the lender), and a $0.4 million original issue discount that was netted against the Schottenfeld CSA loan proceeds.

In recording the new debt issuance, the Company also capitalized $0.2 million of legal fees related to the Schottenfeld CSA and the initial fair value of the mandatory redemption feature of $0.2 million was as a debt discount to be amortized to interest expense under the effective interest method over the term of the new debt issuance.

DSM Credit Agreements—Related Party

DSM $25 Million Note

In December 2017, the Company and DSM entered into a credit agreement (the DSM Credit Agreement) to make available to the Company an unsecured credit facility of $25.0 million. On December 28, 2017, the Company borrowed $25.0 million under the DSM Credit Agreement, representing the entire amount available thereunder, and issued a promissory note to DSM in an equal principal amount (the DSM Note). The Company used the proceeds of the amounts borrowed under the DSM Credit Agreement to repay all outstanding principal under a promissory note in the principal amount of $25.0 million issued to Guanfu Holding Co., Ltd. in December 2016 (the Guanfu Note). Given multiple elements in the arrangements with DSM, the Company fair valued the DSM Note to determine the arrangement consideration that should be allocated to the DSM Note. The fair value of the DSM Note was discounted using a Company specific weighted average cost of capital rate that resulted in a debt discount of $8.0 million. The debt discount is being amortized over the loan term using the effective interest method.

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

DSM $8 Million Note

On September 17, 2019, the Company and DSM entered into a credit agreement (the 2019 DSM Credit Agreement) to make available to the Company a secured credit facility in an aggregate principal amount of $8.0 million, to be issued in separate installments of $3.0 million, $3.0 million and $2.0 million, respectively, with each installment being subject to certain closing conditions, including the payment of certain existing obligations of the Company to DSM. On September 17, 2019, the Company borrowed the first installment of $3.0 million under the 2019 DSM Credit Agreement, all of which proceeds were used to pay certain existing obligations of the Company to DSM, and issued to DSM a promissory note in the principal amount of $3.0 million. On September 19, 2019, the Company borrowed the second installment of $3.0 million under the 2019 DSM Credit Agreement, all of which proceeds were used to pay certain existing obligations of the Company to DSM, and issued to DSM a promissory note in the principal amount of $3.0 million. On September 23, 2019, the Company borrowed the final installment of $2.0 million under the 2019 DSM Credit Agreement, $1.5 million of which proceeds were used to pay certain existing obligations of the Company to DSM, and issued to DSM a promissory note in the principal amount of $2.0 million. The promissory notes issued under the 2019 DSM Credit Agreement (i) mature on August 7, 2022, (ii) accrue interest at a rate of 12.5% per annum from and including the applicable date of issuance, which interest is payable quarterly in arrears on each January 1, April 1, July 1 and October 1, beginning January 1, 2020, and (iii) are secured by a first-priority lien on certain Company intellectual property licensed to DSM. The Company may at its option repay the amounts outstanding under the 2019 DSM Credit Agreement before the maturity date, in whole or in part, at a price equal to 100% of the amount being repaid plus accrued and unpaid interest on such amount to the date of repayment. In addition, the Company is required to repay the amounts outstanding under the 2019 DSM Credit Agreement (i) in an amount equal to the gross cash proceeds, if any, received by the Company upon the exercise by DSM of any of the common stock purchase warrants issued by the Company to DSM on May 11, 2017 or August 7, 2017 (see Note 6, “Stockholders’ Deficit”) and (ii) in full upon the request of DSM at any time following the receipt by the Company of at least $50.0 million of gross cash proceeds from one or more sales of equity securities of the Company on or prior to June 30, 2020. In connection with issuance of the 2019 DSM Credit Agreement, the Company incurred $0.3 million of legal fees which were recorded as a debt discount to be amortized as interest expense under the effective interest method over the term of the 2019 DSM Credit Agreement.

Ginkgo Note, Partnership Agreement and Note Amendment

In November 2017, the Company and Ginkgo Bioworks, Inc. (Ginkgo) entered into a partnership agreement (Ginkgo Partnership Agreement) to replace and supersede the 2016 Ginkgo Collaboration Agreement. Under the Ginkgo Partnership Agreement, the Company and Ginkgo agreed:

•to issue the $12 million November 2017 Ginkgo Note (as defined below), which effectively guarantees Ginkgo $12 million minimum future royalties under the profit margin sharing provisions noted below;
•to pay Ginkgo quarterly fees of $0.8 million (Partnership Payments) for a total of $12.7 million, beginning on December 31, 2018 and ending on September 30, 2022;
•to share profit margins from sales of a certain product to be developed under the Ginkgo Partnership Agreement on a 50/50 basis, subject to certain conditions, provided that net profits will be payable to Ginkgo for any quarterly period to the extent that such net profits exceed the sum of (a) quarterly interest payments due under the November 2017 Ginkgo Note and (b) Partnership Payments due in such quarter;
•to continue to collaborate on limited research and development; and
•to provide each other licenses (with royalties) to specified intellectual property for limited purposes.

The Ginkgo Partnership Agreement provides for an initial term of two years and will automatically renew for successive one-year terms thereafter unless otherwise terminated. The Company does not expect to recognize any future revenue under this arrangement.

The Company recorded the $6.1 million present value of the $12.7 million partnership payments in other liabilities (see Note 2, "Balance Sheet Details"), with the remaining $6.6 million recorded as a debt discount to be recognized as interest expense under the effective interest method over the five-year payment term. The Company also concluded the partnership payment obligation under the Ginkgo Partnership Agreement represents consideration payable to a former customer; and consequently, the present value of the partnership payments should be recorded as a reduction of cumulative revenue recognized to date from Ginkgo in the period the partnership agreement was executed. The Company reached a similar conclusion regarding the $12.0 million Ginkgo Note described below. In total, the Company recorded a $13.1 million reduction in licenses and royalties revenue and $13.1 million in notes payable and other liabilities as of and for the year ended December 31, 2017 upon execution of the Ginkgo Partnership Agreement.

In November 2017, the Company issued an unsecured promissory note in the principal amount of $12.0 million to Ginkgo (the November 2017 Ginkgo Note) in connection with the termination of the Ginkgo Collaboration Agreement and the execution of the Ginkgo Partnership Agreement. The November 2017 Ginkgo Note accrues interest at 10.5% per annum, payable monthly, and has a maturity date of October 19, 2022. The November 2017 Ginkgo Note may be prepaid in full without penalty or premium at any time, provided that certain payments have been made under the Company’s partnership agreement with Ginkgo. The November 2017 Ginkgo Note also contains customary terms, covenants and restrictions, including certain events of default after which the note may become due and payable immediately. The Company recorded the $7.0 million present value of the November 2017 Ginkgo Note as a note payable liability, and the remaining $5.0 million was recorded as a debt discount which is being accreted to interest expense over the loan term using the effective interest method.

On September 29, 2019, in connection with Ginkgo granting certain waivers under the November 2017 Ginkgo Note and the Ginkgo Partnership Agreement, (i) the Company and Ginkgo amended the November 2017 Ginkgo Note to increase the interest rate from 10.5% per annum to 12% per annum, beginning October 1, 2019, (ii) Ginkgo agreed to waive default interest, defer past due interest and partnership payments under the November 2017 Ginkgo Note and Ginkgo Partnership Agreement until December 15 and (iii) the Company agreed to pay a cash waiver fee of $1.3 million, payable in installments of $0.5 million on December 15, 2019 and $0.8 million on March 31, 2020. The Company accounted for this amendment as a modification and accrued the $1.3 million waiver fee in other current liabilities and a charge to interest expense during the year ended December 31, 2019. See Note 15, “Subsequent Events” for further information regarding the Company’s failure to pay the $5.2 million past due interest, default interest on past due amounts, partnership payments and the $0.5 million waiver fee installment on December 15, 2019.

6% Convertible Notes Due 2021

In December 2018, the Company issued $60.0 million in aggregate principal amount of senior convertible notes (the 6% Convertible Notes Due 2021) for $56.2 million of net proceeds, after deducting offering expenses and placement agent and advisory fees.

The Company elected to account for the 6% Convertible Notes Due 2021 at fair value as of the issuance date. Management believes that the fair value option better reflects the underlying economics of the 6% Convertible Notes Due 2021, which contain multiple embedded derivatives. Under the fair value election, changes in fair value are reported in the consolidated statements of operations as "(Loss) gain from change in fair value of debt" in each reporting period subsequent to the issuance of the 6% Convertible Notes Due 2021.

In May, June and July 2019, the Company exchanged the 6% Convertible Notes Due 2021 for new senior convertible notes and warrants to purchase common stock. Since the Company elected the fair value accounting option for the 6% Convertible Notes and records all changes in fair value through (Loss) gain from change in fair value of debt in the consolidated statement of operations, this series of exchanges was not required to be evaluated for modification or extinguishment accounting treatment. However, the Company considered the issuance of the warrant in connection with these exchanges as compensation to the noteholders for waiving certain covenant violations during the period, and recorded a $5.3 million increase to additional paid in capital and a charge to interest expense for the fair value of the equity-classified May 15, 2019, June 24, 2019 and July 24, 2019 warrants. See Note 6, “Stockholders’ Deficit” for information regarding the fair value measurement and issuance of this warrant.

On November 8, 2019, the Company entered into a Securities Exchange Agreement with certain private investors (the Investors), pursuant to which the Investors purchased the 6% Convertible Notes Due 2021 from the original holder and subsequently exchanged the 6% Convertible Notes Due 2021 with the Company for new 5% Senior Convertible Notes (the Senior Convertible Notes Due 2022) having an aggregate principal amount of $66.0 million. See the Senior Convertible Notes Due 2022 section below for further information on the exchange.

The Company evaluated the Investor’s purchase of the 6% Convertible Notes Due 2021 from the original holder and subsequent exchange with the Company for the Senior Convertible Notes Due 2022 and determined the purchase and exchange met the criteria for extinguishment accounting. The Company recorded a $1.9 million loss of debt extinguishment as of December 31, 2019, determined as follows:

In thousands
Fair value at December 31, 2018	$57,918
Less: principal paid in cash during 2019	(13,395)
Less: principal converted to common stock during 2019	(15,000)
Loss on change in fair value during 2019	18,303
Accrued interest	3,168
Carrying value of registration rights liability	5,757
Net carrying value at extinguishment	56,751
Total reacquisition price	58,640
Loss on debt extinguishment	$1,889

Senior Convertible Notes Due 2022

As discussed above under the 6% Convertible Notes Due 2021 section, on November 8, 2019, the Company entered into a securities exchange agreement with certain private investors (the Investors). The Investors completed the purchase of the Second Exchange Note from the current holder, and on November 15, 2019 the Company exchanged the 6% Convertible Notes Due 2021 held by the Investors for the Senior Convertible Notes Due 2022.

The Senior Convertible Notes Due 2022 are general unsecured obligations of the Company and will mature on September 30, 2022 unless earlier converted or redeemed.

The Senior Convertible Notes Due 2022 are payable in fixed monthly installments of $3.0 million from February 1, 2020 through July 1, 2020 and then $3.4 million monthly thereafter in either cash or, at the Company’s option, subject to the satisfaction of certain equity conditions, in shares of common stock at a discount to the then-current market price, subject to a price floor. The holders have the right, upon notice to the Company, to defer all or any portion of any installment amount to a future installment date. Each installment payment will reduce the principal amount under the Senior Convertible Notes Due 2022 by 90% of the amount of such installment payment.

The Senior Convertible Notes Due 2022 accrue interest at a rate of 5% per annum, and is payable on each installment date. Interest on the Senior Convertible Notes Due 2022 may be paid in either cash or, at the Company’s option, subject to the satisfaction of the equity conditions, shares of common stock at the installment conversion price. Upon the occurrence and during the continuation of an event of default, interest on the Senior Convertible Notes Due 2022 will accrue at a rate of 15% per annum.

The Company may at its option redeem the Senior Convertible Notes Due 2022, in full, at a price equal to 115% of the greater of (A) the principal amount of the Senior Convertible Notes Due 2022 being redeemed and (B) the intrinsic value of the shares of common stock underlying the principal amount of the Senior Convertible Notes Due 2022 being redeemed. In addition, the Company is required to (i) redeem the Senior Convertible Notes Due 2022 in an aggregate amount of $10.0 million following the receipt by the Company of at least $75.0 million of aggregate net cash proceeds from one or more financing transactions, at a price equal to 110% of the amount being redeemed and (ii) redeem the Senior Convertible Notes Due 2022 in an aggregate amount of $10.0 million on December 31, 2019, at a price equal to 110% of the amount being redeemed, in each case unless such redemption is deferred by the holder, and (iii) raise aggregate net cash proceeds of $30 million by December 31, 2019 and an additional $75 million by March 15, 2020 from one or more financing transactions by January 31, 2020. See Note 15, “Subsequent Events” for further information regarding the Company’s failure to redeem $10 million of the Senior Convertible Notes Due 2022 and raise aggregate cash proceeds of $30 million on or by December 31, 2019 and a description of an amendment to certain other redemption provisions in the Senior Convertible Notes Due 2022.

The Senior Convertible Notes Due 2022 are convertible from time to time, at the election of the holders, into shares of common stock at an initial conversion price of $5.00 per share. The conversion price is subject to adjustment in the event of any stock split, reverse stock split, recapitalization, reorganization or similar transaction.

The Senior Convertible Notes Due 2022 contain customary terms and covenants, including (i) a restriction on the Company’s ability to incur additional indebtedness, (ii) covenants related to minimum revenue, minimum liquidity, financing activity and the conversion or exchange of existing indebtedness into equity, (iii) certain events of default, after which the holders may (A) require the Company to redeem all or any portion of their Senior Convertible Notes Due 2022 in cash at a price equal to 115% of the amount being redeemed and (B) convert all or any portion of their Senior Convertible Notes Due 2022 at a discount to the Installment conversion price and (iv) certain other events, after which the holders may convert all or any portion of their Senior Convertible Notes Due 2022 at a discount to the conversion price. See Note 15, “Subsequent Events” for further information regarding the amendment to certain conversion provisions in the Senior Convertible Notes Due 2022.

Notwithstanding the foregoing, the holders do not have the right to convert any portion of a New Note, and the Company does not have the option to pay any amount under the Senior Convertible Notes Due 2022 in shares of common stock, if (a) the holder, together with its affiliates, would beneficially own in excess of 4.99% of the number of shares of common stock outstanding immediately after giving effect to such conversion or payment, as applicable (the Ownership Limitation) or (b) the aggregate number of shares issued with respect to the Senior Convertible Notes Due 2022 (and any other transaction aggregated for such purpose) after giving effect to such conversion or payment, as applicable, would exceed the limitation imposed by Nasdaq Listing Standard Rule 5635(d) (the Exchange Cap), unless Stockholder Approval (as defined below) has been obtained. In the event that (i) the Company is prohibited from issuing any shares of common stock under the Senior Convertible Notes Due 2022 as a result of the Ownership Limitation (other than in connection with a conversion of Senior Convertible Notes Due 2022), the related principal amount of the Senior Convertible Notes Due 2022 shall be deferred to a future installment date as determined by the holder, and (ii) after January 31, 2020, the Company is prohibited from issuing any shares of common stock under the Senior Convertible Notes Due 2022 as a result of the Exchange Cap, the Company will pay cash in lieu of any shares that would otherwise be deliverable in excess of the Exchange Cap.

Pursuant to the Senior Convertible Notes Due 2022, the Company agreed to use commercially reasonable efforts to obtain from the Company’s stockholders the approval contemplated by Nasdaq Listing Standard Rule 5635(d) with respect to the issuance of shares of common stock upon conversion of, or otherwise pursuant to, the Senior Convertible Notes Due 2022 in excess of the limitation imposed by such rule, including without limitation the issuance of shares of common stock upon conversion of, or otherwise pursuant to, the Senior Convertible Notes Due 2022 in excess of the Exchange Cap (the Stockholder Approval), at an annual or special meeting of stockholders to be held on or prior to January 31, 2020. Pursuant to the Senior Convertible Notes Due 2022, if the Company does not obtain the Stockholder Approval by January 31, 2020, the Company will use best efforts to obtain the Stockholder Approval thereafter. See Note 15, “Subsequent Events” for further information regarding the amendment, forbearance and waiver to certain provisions in the Senior Convertible Notes Due 2022, including the deadline for the Company to seek the Stockholder Approval.

The Company has elected to account for the Senior Convertible Notes Due 2022 at fair value, as of the issuance date. Management believes that the fair value option better reflects the underlying economics of the Senior Convertible Notes Due 2022, which contain multiple embedded derivatives. Under the fair value election, changes in fair value will be reported in the consolidated statements of operations as "Gain (loss) from change in fair value of debt" in each reporting period subsequent to the issuance of the Senior Convertible Notes Due 2022. For the year ended December 31, 2019, the Company recorded a gain of $3.8 million, which is shown as Fair Value Adjustment in the table at the beginning of this Note 4. See Note 3, "Fair Value Measurement" for information about the assumptions that the Company used to measure the fair value of the Senior Convertible Notes Due 2022.

Nikko Loan Agreements and Notes

The loans payable to Nikko Chemicals Co., Ltd. at December 31, 2019 are comprised of the following (amounts in thousands):

Description	Date Issued	Original Loan Amount	Balance at December 31, 2019	Interest Rate per Annum	Maturity Date
Nikko $5.0M Note	July 29, 2019	$5,000	$5,000	5.00%	December 18, 2020
Nikko $4.5M Note	December 19, 2019	4,500	4,500	2.75%	January 31, 2020
Nikko $3.9M Note	December 19, 2016	3,900	2,862	5.00%	December 1, 2029
Nikko $1.5M Note B	August 3, 2017	1,500	900	2.75%	August 1, 2020
Nikko $450K Note	December 9, 2019	450	450	2.75%	March 31, 2020
Nikko $350K Note	November 20, 2019	350	350	2.75%	January 31, 2020
Nikko $200K Capex Loan	February 1, 2019	200	171	5.00%	January 1, 2026
Nikko $500K Note	October 31, 2019	500	84	2.75%	January 10, 2020
		$16,400	$14,317

Nikko Loan Agreements

On July 29, 2019, the Company and Nikko entered into a loan agreement (the Nikko Loan Agreement) to make available to the Company secured loans in an aggregate principal amount of $5.0 million, to be issued in separate installments of $3.0 million and $2.0 million, respectively. On July 30, 2019, the Company borrowed the first installment of $3.0 million under the Nikko Loan Agreement and received net cash proceeds of $2.8 million, with the remaining $0.2 million being withheld by Nikko as prepayment of the interest payable on such loan through the maturity date. On August 8, 2019, the Company borrowed the remaining $2.0 million available under the Nikko Loan Agreement and received net cash proceeds of $1.9 million, with the remaining $0.1 million being withheld by Nikko as prepayment of the interest payable on such loan through the maturity date. The loans (i) mature on December 18, 2020, (ii) accrue interest at a rate of 5% per annum from and including the applicable loan date through the maturity date, which interest is required to be prepaid in full on the date of the applicable loan, and (iii) are secured by a first-priority lien on 12.8% of the Aprinnova JV interests owned by the Company.

On December 19, 2019, the Company borrowed $4.5 million from Nikko under a second secured loan agreement. The loan (i) matures on January 31, 2020, (ii) accrues interest at a rate of 2.75% per annum, and (iii) is secured by a first-priority lien on 27.2% of the Aprinnova JV interests owned by the Company. See Note 15, “Subsequent Events” for further information regarding the Company’s failure to pay the $4.5 million loan on January 31, 2020.

Nikko Notes

Facility Note: In December 2016, in connection with the Company's formation of its cosmetics joint venture (the Aprinnova JV) with Nikko Chemicals Co., Ltd. (Nikko), Nikko made a loan to the Company in the principal amount of $3.9 million and the Company issued a promissory note (the Nikko Note) to Nikko in an equal principal amount. The proceeds of the Nikko Note were used to satisfy the Company's remaining liabilities related to the Company's purchase of a manufacturing facility in Leland, North Carolina and related assets in December 2016, including liabilities under a promissory note in the principal amount of $3.5 million issued in connection therewith. The Nikko Note (i) accrues interest at 5% per year, (ii) has a term of 13 years, (iii) is payable in equal monthly installments of principal and interest beginning on January 1, 2017 and (iv) is secured by a first-priority lien on 10% of the Aprinnova JV interests owned by the Company. In addition, the Company is required to repay the Nikko Note with any profits distributed to the Company by the Aprinnova JV, beginning with the distributions for the fourth fiscal year of the Aprinnova JV, until the Nikko Note is fully repaid. The Nikko Note may be prepaid in full or in part at any time without penalty or premium. The Nikko Note contains customary terms and provisions, including certain events of default after which the Nikko Note may become due and payable immediately.

Aprinnova JV Working Capital Notes: In February 2017, in connection with the formation of the Aprinnova JV in December 2016, Nikko made a working capital loan to the Aprinnova JV in the principal amount of $1.5 million (the First Aprinnova Note). The First Aprinnova Note was fully repaid in January 2018. In August 2017, Nikko made a second working capital loan to the Aprinnova JV in the principal amount of $1.5 million (the Second Aprinnova Note). The Second Aprinnova Note was payable in full on August 1, 2019, with interest payable quarterly. Both notes accrue interest at 2.75% per annum. Effective July 31, 2019, the Company repaid $500,000 and agreed with Nikko to extend the term of the Second Aprinnova Note to August 1, 2020. Under the terms of the extension, the Company is required to make four quarterly principal payments of $100,000 each beginning November 1, 2019 through May 1, 2020 and a final payment of $700,000 at August 1, 2020 maturity.

Aprinnova JV Palladium Notes: In October, November and December 2019, Nikko advanced Aprinnova JV a total of $1.3 million under three separate promissory notes to purchase a palladium catalyst used in the manufacturing process at the Leland facility. These short-term notes accrue interest at 2.75% per annum and mature between January 10, 2020 and March 31, 2020. As of February 28, 2020, the total $1.3 million of note balances has been fully repaid in cash and are no longer outstanding.

Aprinnova JV CapEx Note: On February 1, 2019, the Aprinnova JV and Nikko agreed to fund Nikko’s $0.2 million share of the joint venture’s 2018 capital expenditures through an unsecured seven-year promissory note (the 2018 CapEx Note). The 2018 CapEx note (i) requires quarterly principal payments of $7,200 beginning April 1, 2019, (ii) accrues 5% simple interest per annum, and (iii) matures on January 1, 2026.

Letters of Credit

In June 2012, the Company entered into a letter of credit agreement for $1.0 million under which it provided a letter of credit to the landlord for its headquarters in Emeryville, California in order to cover the security deposit on the lease. This letter of credit is secured by a certificate of deposit. Accordingly, the Company has $1.0 million of restricted cash, noncurrent in connection with this arrangement as of December 31, 2019 and 2018.

5. Mezzanine Equity

Mezzanine equity at December 31, 2019 and 2018 is comprised of proceeds from common shares sold on May 10, 2016 to the Bill & Melinda Gates Foundation (the Gates Foundation). On April 8, 2016, the Company entered into a Securities Purchase Agreement with the Gates Foundation, pursuant to which the Company agreed to sell and issue 292,398 shares of its common stock to the Gates Foundation in a private placement at a purchase price per share of $17.10, the average of the daily closing price per share of the Company’s common stock on the Nasdaq Stock Market for the twenty consecutive trading days ending on April 7, 2016, for aggregate proceeds to the Company of approximately $5.0 million (the Gates Foundation Investment). The Securities Purchase Agreement includes customary representations, warranties and covenants of the parties.

In connection with the entry into the Securities Purchase Agreement, on April 8, 2016, the Company and the Gates Foundation entered into a Charitable Purposes Letter Agreement, pursuant to which the Company agreed to expend an aggregate amount not less than the amount of the Gates Foundation Investment to develop a yeast strain that produces artemisinic acid and/or amorphadiene at a low cost and to supply such artemisinic acid and amorphadiene to companies qualified to convert artemisinic acid and amorphadiene to artemisinin for inclusion in artemisinin combination therapies used to treat malaria commencing in 2017. The Company is currently conducting the project. If the Company defaults in its obligation to use the proceeds from the Gates Foundation Investment as set forth above or defaults under certain other commitments in the Charitable Purposes Letter Agreement, the Gates Foundation will have the right to request that the Company redeem, or facilitate the purchase by a third party of, the Gates Foundation Investment shares then held by the Gates Foundation at a price per share equal to the greater of (i) the closing price of the Company’s common stock on the trading day prior to the redemption or purchase, as applicable, or (ii) an amount equal to $17.10 plus a compounded annual return of 10%. As of December 31, 2019, the Company's remaining research and development obligation under this arrangement was $0.4 million.

6. Stockholders’ Deficit

Shares Issuable under Convertible Notes and Convertible Preferred Stock

In connection with various debt transactions (see Note 4, "Debt"), the Company issued certain convertible notes and preferred shares that are convertible into shares of common stock as follows as of December 31, 2019, at any time at the election of each debtholder:

Number of Shares Instrument Is Convertible into as of December 31, 2019
Senior convertible notes due 2022	13,200,000
2014 Rule 144A convertible notes	181,238
Series D preferred stock (8,280 shares outstanding at December 31, 2019)	1,943,661
15,324,899

2014 Rule 144A Convertible Notes Exchanges

On May 10, 2019, the Company exchanged $13.5 million aggregate principal amount of the 2014 Rule 144A Convertible Notes held by certain non-affiliated investors, including accrued and unpaid interest thereon, for an aggregate of 3.5 million shares of common stock and warrants to purchase an aggregate of 1.4 million shares of common stock at an exercise price of $5.02 per share, with an exercise term of two years from issuance, in a private exchange.

On May 14, 2019, the Company exchanged $5.0 million aggregate principal amount of the 2014 Rule 144A Convertible Notes held by Foris, including accrued and unpaid interest thereon, for 1.1 million shares of common stock and a warrant to purchase up to 0.4 million shares of common stock at an exercise price of $4.56 per share, with an exercise term of two years from issuance, in a private exchange. On August 28, 2019, the Company and Foris agreed to reduce the exercise price of such warrant from $4.56 per share to $3.90 per share. See “August 2019 Foris Warrant Issuance” below for additional information and Note 15, “Subsequent Events” for information regarding the amendment and exercise of the warrants on January 31, 2020.

On May 15, 2019, the Company exchanged $10.0 million aggregate principal amount of the 2014 Rule 144A Convertible Notes held by Maxwell (Mauritius) Pte Ltd for 2.5 million shares of common stock in a private exchange.

The Company issued 7.1 million shares of common stock with a fair value totaling $30.8 million based on the Company's closing stock price at the date of each exchange upon exchange of the 2014 Rule 144A Convertible Notes described above. The Company also issued warrants (collectively, the May 2019 6.50% Note Exchange warrant) to purchase a total of 1.7 million shares of common stock with a fair value of $3.8 million. The Company concluded the warrants are freestanding instruments that are legally detachable and separately exercisable from the convertible notes and will be classified in equity as the warrants are both indexed to the Company’s own stock and meet the equity classification criteria. As such, the Company will account for the fair value of the warrants within equity and will not subsequently remeasure to fair value at each reporting period, unless new events trigger a requirement for the warrants to be reclassified to an asset or liability. The warrants were measured using the Black-Scholes-Merton option pricing model with the following parameters: stock price $4.27 - $4.54, strike price $4.56 - $5.02, volatility 96%, risk-free interest rate 2.20% - 2.26%, and expected dividend yield 0%. The warrant had a fair value of $5.9 million that was recorded as a loss of debt extinguishment. See Note 4, "Debt" for information about the accounting treatment for this debt exchange and related fair value of the warrant.

The exercise price of the warrants issued in the foregoing exchanges is subject to standard adjustments but does not contain any anti-dilution protection, and the warrants only permit “cashless” or “net” exercise after the six-month anniversary of the exercisability of the applicable warrant, and only to the extent that there is not an effective registration statement covering the resale of the shares of common stock underlying the applicable warrant. In addition, (i) the exercisability of the warrant issued to Foris is subject to stockholder approval in accordance with Nasdaq rules and regulations, which the Company is seeking at its 2019 annual meeting of stockholders, and (ii) each other warrant provides that the Company may not affect any exercise of such warrant to the extent that, after giving effect to such exercise, the applicable holder, together with its affiliates, would beneficially own in excess of 4.99% of the number of shares of common stock outstanding after giving effect to such exercise.

August 2013 Financing Convertible Note Conversion into Equity

On July 8, 2019, Wolverine exchanged $5.1 million principal and accrued and unpaid interest related to its August 2013 Financing Convertible Note for 1.8 million shares of common stock and a warrant (the July 2019 Wolverine Warrant) to purchase 1.1 million shares of common stock at an exercise price of $2.87 per share, with an exercise term of two years from issuance. The common stock had a fair value of $5.9 million or $3.30 per share and the warrant had a fair value of $1.9 million. The Company concluded the warrant is a freestanding instrument that is legally detachable and separately exercisable from the convertible note and will be classified in equity, as the warrant is both indexed to the Company’s own stock and meets the equity classification criteria. As such, the Company will account for the fair value of the warrant within equity and will not subsequently remeasure to fair value at each reporting period, unless new events trigger a requirement for the warrant to be reclassified to an asset or liability. The fair value of the warrant was measured using the Black-Scholes-Merton option pricing model, with the following parameters: stock price $3.33, strike price $2.87, volatility 94%, risk-free interest rate 1.88%, and expected dividend yield 0%. The resulting $1.9 million fair value was recorded as a loss of debt extinguishment. See Note 4, “Debt” for additional information regarding the loss on debt extinguishment.

Pre-Delivery Shares Issued with Senior Convertible Notes Due 2022

In connection with the issuance of the Senior Convertible Notes Due 2022 on November 15, 2019, the Company issued 7.5 million shares of common stock (the Pre-Delivery Shares) to the note holders which are freely tradeable, validly issued, fully paid, nonassessable and free from all preemptive or similar rights or liens, for the note holders to sell, trade or hold, subject to certain limitations, for as long as the Senior Convertible Notes Due 2022 are outstanding. The issuance of these shares resulted in no cash proceeds to the Company. However, the Company may elect or be required to apply some or all of the value of the pre-delivered shares to satisfy periodic principal and interest payments or other repayment events. If the Pre-Delivery Shares are used in satisfaction of a payment(s) due under the Senior Convertible Notes Due 2022, the Company must provide additional shares of common stock to the note holders in order to maintain a 7.5 million share balance on deposit with the holder. The Holder will not (A) loan any Pre-Delivery shares to any third party, (B) prior to February 1, 2020 sell or otherwise transfer or dispose of any Pre-Delivery Shares to any unaffiliated third party and (C) on or after February 1, 2020 sell or otherwise transfer or dispose of any Pre-Delivery Shares to any unaffiliated third party if the amount of such sales, transfers or dispositions on any day would exceed 10% of the composite trading volume (as reported on Bloomberg) of the Common Stock on such day. Within ten business days following redemption or repayment of in full the Senior Convertible Notes Due 2022 and the satisfaction or discharge by the Company of all outstanding Company obligations hereunder, the Holder shall deliver 7.5 million shares of the Company’s common stock to the Company.

The Company concluded the Pre-Delivery Shares provision is a freestanding instrument that is legally detachable and separately exercisable from the Senior Convertible Notes Due 2022 and will be classified in equity as the common shares issued is both indexed to the Company’s own stock and meet the equity classification criteria. As such, the Company will account for the fair value of the Pre-Delivery Shares within equity and will not subsequently remeasure to fair value at each reporting period, unless new events trigger a requirement for the shares to be reclassified to an asset or liability. The Company measured the issue date fair value of the Pre-Delivery Shares under an expected borrowing cost approach using a 9.75% annual borrowing rate over an 18-month estimated repayment term for the Senior Convertible Notes Due 2022. The resulting $4.2 million fair value was recorded in equity as additional paid in capital with an offset to the fair value of the Senior Convertible Notes Due 2022. See Note 3, “Fair Value Measurements” for further information regarding the fair value measurement and accounting for this freestanding instrument.

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

Pursuant to the Certificate of Amendment, the Beneficial Ownership Limitation was eliminated, permitting the conversion of any outstanding shares of Series B Preferred Stock, the conversion of which was previously prevented by the Beneficial Ownership Limitation. As such, on October 24, 2019, the remaining 6,376.28 shares of Series B Preferred Stock, which were all held by Foris, automatically converted into 1.0 million shares of the Company’s common stock.

April 2019 Private Placements

On April 16, 2019, the Company sold and issued to Foris 6.7 million shares of common stock at a price of $2.87 per share, for aggregate proceeds to the Company of $20.0 million (the Foris Investment), as well as a warrant (the April 2019 Foris Warrant) to purchase up to 5.4 million shares of common stock at an exercise price of $2.87 per share, with an exercise term of two years from issuance, in a private placement, for aggregate cash proceeds to the Company of $20.0 million. The Company evaluated the warrants for derivative liability treatment and concluded that the instruments met the indexation criteria to be accounted for in equity.

On April 26, 2019, the Company sold and issued (i) 2.8 million shares of common stock at a price of $5.12 per share, as well as a warrant (the April 2019 PIPE Warrants) to purchase up to 4.0 million shares of common stock at an exercise price of $5.12 per share, with an exercise term of two years from issuance, to Foris and (ii) an aggregate of 2.0 million shares of common stock at a price of $4.02 per share, as well as warrants (the April 2019 PIPE Warrants) to purchase up to an aggregate of 1.6 million shares of common stock at an exercise price of $5.02 per share, with an exercise term of two years from issuance, to certain other non-affiliated investors, in each case in private, for aggregate cash proceeds to the Company of $15.0 million from Foris and $8.2 million from non-affiliated investors, for a total of $23.2 million. The Company evaluated the warrants for derivative liability treatment and concluded that the instruments met the indexation criteria to be accounted for in equity.

On April 29, 2019, the Company sold and issued (i) 0.9 million shares of common stock at a price of $4.76 per share, as well as warrants (the April 2019 PIPE Warrants) to purchase up to an aggregate of 1.2 million shares of common stock at an exercise price of $4.76 per share, with an exercise term of two years from issuance, to affiliates of Vivo Capital LLC (Vivo), an entity affiliated with director Frank Kung and which owns greater than five percent of our outstanding common stock and has the right to designate one member of the Company’s Board of Directors) and (ii) an aggregate of 0.3 million shares of common stock at a price of $4.02 per share, as well as warrants (the April 2019 PIPE Warrants) to purchase up to an aggregate of 0.3 million shares of common stock at an exercise price of $5.02 per share, with an exercise term of two years from issuance, to certain other non-affiliated investors, in each case in private placements, for aggregate cash proceeds to the Company of $4.5 million from Vivo and $1.3 million from non-affiliated investors, for a total of $5.8 million. The Company evaluated the warrants for derivative liability treatment and concluded that the instruments met the indexation criteria to be accounted for in equity.

On May 3, 2019, the Company sold and issued 1.2 million shares of common stock at a price of $4.02 per share, as well as a warrant (the April 2019 PIPE Warrants) to purchase up to 1.0 million shares of common stock at an exercise price of $5.02 per share, with an exercise term of two years from issuance, to a non-affiliated investor in a private placement, for aggregate cash proceeds to the Company of $5.0 million. The Company evaluated the warrants for derivative liability treatment and concluded that the instruments met the indexation criteria to be accounted for in equity.

The exercise price of the warrants issued in the foregoing private placements is subject to standard adjustments but does not contain any anti-dilution protection, and the warrants only permit “cashless” or “net” exercise after the six-month anniversary of issuance of the applicable warrant, and only to the extent that there is not an effective registration statement covering the resale of the shares of common stock underlying the applicable warrant. In addition, in connection with the foregoing private placements, the Company agreed not to effect any exercise or conversion of any Company security, and the investors agreed not to exercise or convert any portion of any Company security, to the extent that after giving effect to such exercise or conversion, the applicable investor, together with its affiliates, would beneficially own in excess of 19.99% of the number of shares of common stock outstanding immediately after giving effect to such exercise or conversion, and the warrant contained a similar limitation. The Company obtained stockholder approval for Foris to exceed such limitation in accordance with Nasdaq rules and regulations at its annual meeting of stockholders on November 19, 2019.

See Note 15, “Subsequent Events” for information regarding the amendment and exercise of certain April 2019 PIPE Warrants on January 31, 2020.

November 2018 DSM Securities Purchase Agreement – Related Party

On November 20, 2018, the Company issued 1,643,991 shares of common stock (the DSM Shares) at $3.68 per share to DSM in a private placement pursuant to a securities purchase agreement, dated November 19, 2018, between the Company and DSM (the DSM SPA), in consideration of certain agreements of DSM set forth in the Supply Agreement Amendment described in Note 9, "Revenue Recognition". The Company also agreed to pay DSM the difference between the DSM SPA purchase price of $4.41 and the closing share price of the Company's common stock on March 28, 2019, multiplied by 1,643,991 million. At inception, the Company recorded a $1.2 million derivative liability for the difference between $4.41 and the Company’s closing stock price on November 20, 2018. At December 31, 2018 fair value based on the Company’s closing stock price was $1.8 million, resulting in a $0.6 million loss from change in fair value of derivative instruments for the year ended December 31, 2018. At March 28, 2019, the Company's stock price was $2.10, and the Company owed DSM $3.8 million in connection with this agreement. Pursuant to the DSM SPA, the Company agreed to file a registration statement providing for the resale by DSM of the DSM Shares and to use commercially reasonable efforts to (i) cause such registration statement to become effective within 181 days following the date of the DSM SPA and (ii) keep such registration statement effective until DSM does not own any DSM Shares or the DSM Shares are eligible for resale under Rule 144 without regard to volume limitations. See Note 10, "Related Party Transactions" for additional information about the accounting for this transaction and other November 2018 transactions with DSM. In April 2019, in connection with the assignment by the Company of its rights under the Value Sharing Agreement (see Note 9, "Revenue Recognition"), the Company satisfied its obligation under the Supply Agreement Amendment relating to the difference between $4.41 and the price of the Company’s common stock on March 28, 2019.

Warrants

The Company issues warrants in certain debt and equity transactions in order to facilitate raising equity capital or reduce borrowing costs. In connection with various debt and equity transactions (see Note 4, "Debt" and below), the Company has issued warrants exercisable for shares of common stock. The following table summarizes warrant activity for the year ended December 31, 2019:

Transaction	Year Issued	Expiration Date	Number Outstanding as of December 31, 2018	Additional Warrants Issued	Exercises	Expiration	Exercise Price per Share of Warrants Exercised	Number Outstanding as of December 31, 2019	Exercise Price per Share as of December 31, 2019
Foris LSA warrants	2019	August 14, 2021	—	3,438,829	—	—	$—	3,438,829	$2.87
November 2019 Foris warrant	2019	November 27, 2021	—	1,000,000	—	—	$—	1,000,000	$3.87
August 2019 Foris warrant	2019	August 28, 2021	—	4,871,795	—	—	$—	4,871,795	$3.90
April 2019 PIPE warrants	2019	April 6, 2021, April 29, 2021 and May 3, 2021	—	8,084,770	—	—	$—	8,084,770	$3.90/$4.76/$5.02
April 2019 Foris warrant	2019	April 16, 2021	—	5,424,804	—	—	$—	5,424,804	$2.87
September and November 2019 Investor Credit Agreement warrants	2019	September 10, 2021 and November 14, 2021	—	5,233,551	—	—	$—	5,233,551	$3.87/$3.90
Naxyris LSA warrants	2019	October 28, 2021	—	2,000,000	—	—	$—	2,000,000	$2.87
October 2019 Naxyris warrant	2019	October 28, 2021	—	2,000,000	—	—	$—	2,000,000	$3.87
May-June 2019 6% Note Exchange warrants	2019	May 15, 2021 and June 24, 2021	—	2,181,818	—	—	$—	2,181,818	$2.87/$5.12
May 2019 6.50% Note Exchange warrants	2019	May 10, 2021 and May 14, 2021	—	1,744,241	—	—	$—	1,744,241	$3.90/$5.02
July 2019 Wolverine warrant	2019	July 8, 2021	—	1,080,000	—	—	$—	1,080,000	$2.87
August 2018 warrant exercise agreements	2018	May 17, 2020 and May 20, 2020	12,097,164	—	—	—	$—	12,097,164	$2.87/$7.52
April 2018 warrant exercise agreements	2018	July 12, 2019	3,616,174	—	—	(3,616,174)	$—	—	$—
May 2017 cash warrants	2017	July 10, 2022	6,244,820	—	(166,664)	—	$2.87000	6,078,156	$2.87
August 2017 cash warrants	2017	August 7, 2022	3,968,116	—	—	—	$0.00015	3,968,116	$2.87
May 2017 dilution warrants	2017	July 10, 2022	47,978	4,795,924	(1,758,009)	—	$0.00015	3,085,893	$0.0015
August 2017 dilution warrants	2017	May 23, 2023	—	3,028,983	—	—	$—	3,028,983	$0.0001
February 2016 related party private placement	2016	February 12, 2021	171,429	—	—	—	$—	171,429	$0.15
July 2015 related party debt exchange	2015	July 29, 2020 and July 29, 2025	133,334	—	—	—	$—	133,334	$0.15
July 2015 private placement	2015	July 29, 2020	81,197	—	(8,547)	—	$0.15000	72,650	$0.15
July 2015 related party debt exchange	2015	July 29, 2020	58,690	—	—	—	$—	58,690	$0.15
July 2015 related party debt exchange	2015	July 29, 2020	471,204	245,558	(716,762)	—	$0.15000	—	$—
Other	2011	December 23, 2021	1,406	—	—	—	$—	1,406	$160.05
			26,891,512	45,130,273	(2,649,982)	(3,616,174)	$0.22166	65,755,629

For information regarding warrants issued or exercised subsequent to December 31, 2019, see Note 15, “Subsequent Events”.

Due to certain down-round adjustments to other equity-related instruments during the year ended December 31, 2019, approximately 8.1 million shares became available under the May 2017 and August 2017 dilution warrants and the Temasek Funding Warrant (July 2015 related party debt exchange warrant in the table above). Approximately 2.6 million shares were exercised under the May 2017 cash and dilution warrants and the Temasek Funding Warrant during the year ended December 31, 2019 and resulted in zero proceeds to the Company. Also, a portion of the warrant exercises occurring during 2019 was net share settled, and as a result only 2.5 million shares were legally issued upon exercise of warrants during the year ended December 31, 2019.

Warrant Issuances, Exercises and Modifications in the Year Ended December 31, 2019

July 2019 Foris Credit Agreement Warrant Modification

In connection with the entry into the July Foris Credit Agreement on July 10, 2019 (see Note 4, “Debt”), the Company and Foris amended a warrant to purchase up to 4.9 million shares of common stock issued to Foris on August 17, 2018 to reduce the exercise price of such warrant from $7.52 per share to $2.87 per share. The warrant modification was measured on a before and after modification basis using the Black-Scholes-Merton option pricing model with the following parameters: stock price $3.21, strike price $2.87, volatility 124%, risk-free interest rate 1.82%, term 0.9 years, and expected dividend yield 0%. The warrant had an incremental fair value of $4.0 million, which was accounted for as an increase to additional paid in capital and a debt discount to the $16 million July Foris Notes. See Note 4, “Debt” for additional information regarding the debt discount recorded in connection with the modification of the warrant.

6% Convertible Note Exchange Warrants and Modification

In connection with the May 15, 2019 and June 24, 2019 6% Convertible Note Exchanges (see Note 4, “Debt”), the Company issued warrants (the May-June 2019 6% Note Exchange Warrants) to purchase up to 2.0 million and 0.2 million shares of common stock, respectively, at an exercise price of $5.12 per share, with an exercise term of two years from issuance.

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

The Company concluded the warrants are freestanding instruments that are legally detachable and separately exercisable from the convertible notes and should be classified in equity as the warrants are both indexed to the Company’s own stock and meet the equity classification criteria. As such, the Company will account for the fair value of the warrants within equity and will not subsequently remeasure to fair value at each reporting period, unless new events trigger a requirement for the warrants to be reclassified to an asset or liability. The fair value of the warrants totaled $4.4 million and were measured using the Black-Scholes-Merton option pricing model with the following parameters: 94% - 96% volatility, 1.72% - 2.16% risk-free interest rate, $3.55 - $4.39 issuance-date stock price, term 2.0 years, and 0% expected dividend yield. The Company concluded that the $4.4 million fair value of the equity-classified May 15, 2019 and June 24, 2019 warrants should be recorded as an increase to additional paid in capital and a charge to interest expense in the statement of operations at the date of issuance. See Note 4, “Debt” for additional information regarding the accounting for the fair value of these warrants.

Further, on July 24, 2019, Company exchanged the May 15, 2019 warrant to purchase up to 2.0 million shares of common stock, for a new warrant to purchase up to 2.0 million shares of common stock at an exercise price of $2.87 per share, with an exercise term of two years from May 15, 2019. The exchange warrant has substantially identical terms as the original warrant issued on May 15, 2019, except that the exercise price was reduced from $5.12 to $2.87 per share. The warrant modification was measured on a before and after modification basis using the Black-Scholes-Merton option pricing model with the following parameters: strike price $2.87, volatility 93%, risk-free interest rate 1.86%, term 1.8 years, and expected dividend yield 0%; and resulted in $0.9 million of incremental fair value. The Company concluded that the increase in the fair value of the exchange warrant should be recorded as an increase to additional paid in capital and a charge to interest expense in the statement of operations at the date of modification. See Note 4, “Debt” for additional information regarding the charge to interest expense in connection with the fair value of this warrant.

Foris LSA Warrant Issuances

In connection with the entry into the LSA Amendment and Waiver (see Note 4, “Debt”), on August 14, 2019 the Company issued to Foris a warrant (the Foris LSA Warrant) to purchase up to 1.4 million shares of Common Stock at an exercise price of $2.87 per share, with an exercise term of two years from issuance. The exercise price of the warrant is subject to standard adjustments but does not contain any anti-dilution protection, and the warrant only permit “cashless” or “net” exercise after the six-month anniversary of issuance, and only to the extent that there is not an effective registration statement covering the resale of the shares of common stock underlying the warrant. Pursuant to the terms of the warrant, Foris may not exercise the LSA Warrant to the extent that, after giving effect to such exercise, Foris, together with its affiliates, would beneficially own in excess of 19.99% of the number of shares of common stock outstanding after giving effect to such exercise, unless the Company has obtained stockholder approval to exceed such limit in accordance with Nasdaq rules and regulations, which the Company obtained at its 2019 annual meeting of stockholders on November 19, 2019.

The Company concluded the warrant is a freestanding instrument that is legally detachable and separately exercisable from the LSA Amendment and Waiver and will be classified in equity as the warrant is both indexed to the Company’s own stock and meet the equity classification criteria. As such, the Company will account for the fair value of the warrant within equity and will not subsequently remeasure to fair value at each reporting period, unless new events trigger a requirement for the warrants to be reclassified to an asset or liability. The warrant was measured using the Black-Scholes-Merton option pricing model with the following parameters: stock price $3.59, strike price $2.87, volatility 94%, risk-free interest rate 1.58%, term 2.0 years, and expected dividend yield 0%. The warrant had a fair value of $2.9 million which was recorded as an increase to additional paid in capital and as a debt discount to be amortized to interest expense under the effective interest method over the remaining term of the LSA. See Note 4, “Debt” for further information regarding the accounting treatment for the fair value of this warrant.

In connection with October 2019 LSA Amendment (see Note 4, “Debt”), on October 10, 2019, the Company issued a warrant (the October 2019 Foris LSA Warrant) to purchase 2.0 million shares of common stock, at an exercise price of $2.87 per share, with an exercise term of two years from issuance. Also, in connection with additional borrowings under the October 28, 2019 A&R LSA, on November 27, 2019, the Company issued a warrant (the November 2019 Foris Warrant) to purchase 1.0 million shares of common stock, at an exercise price of $3.87 per share, with an exercise term of two years from issuance. The exercise price of the warrants are subject to standard adjustments but do not contain any anti-dilution protection, and the warrants only permit “cashless” or “net” exercise after the six-month anniversary of issuance, and only to the extent that there is not an effective registration statement covering the resale of the shares of common stock underlying the warrants. In addition, Foris may not exercise the warrants to the extent that, after giving effect to such exercise, Foris, together with its affiliates, would beneficially own in excess of 19.99% of the number of shares of common stock outstanding after giving effect to such exercise, unless the Company has obtained stockholder approval to exceed such limit in accordance with Nasdaq rules and regulations, which the Company obtained at its 2019 annual meeting of stockholders on November 19, 2019.

The Company concluded the warrants are freestanding instruments that are legally detachable and separately exercisable from the October 2019 LSA Amendment and A&R LSA and will be classified in equity as the warrants are both indexed to the Company’s own stock and meet the equity classification criteria. As such, the Company will account for the fair value of the warrants within equity and will not subsequently remeasure to fair value at each reporting period, unless new events trigger a requirement for the warrants to be reclassified to an asset or liability. The warrants were measured using the Black-Scholes-Merton option pricing model with the following parameters: stock price $3.65 and $4.00, strike price $2.87 and $3.87, volatility 94%, risk-free interest rate 1.63% and expected dividend yield 0%. The October 2019 Foris LSA Warrant had a fair value of $4.1 million and was recorded as an increase to additional paid in capital and as a loss on debt extinguishment as a non-cash fee paid to the lender. The November 2019 Foris Warrant had a fair value of $2.1 million and was recorded as an increase to additional paid in capital and additional debt discount to be amortized over the remaining term of the A&R LSA. See Note 4, “Debt” for further information regarding the accounting treatment for the fair value of each warrant. See Note 15, “Subsequent Events” for information regarding the amendment and exercise of the October 2019 Foris LSA Warrant on January 31, 2020.

Naxyris LSA Warrant Issuances

In connection with the entry into the Naxyris Loan Agreement (see Note 4, “Debt”), on August 14, 2019 the Company issued to Naxyris a warrant (the Naxyris LSA Warrant) to purchase up to 2.0 million shares of the Company’s common stock at an exercise price of $2.87 per share, with an exercise term of two years from issuance. The exercise price of the warrant is subject to standard adjustments and permits “cashless” or “net” exercise any time after issuance.

The Company concluded the warrant is a freestanding instrument that is legally detachable and separately exercisable from the Naxyris Loan Facility and will be classified in equity as the warrant is both indexed to the Company’s own stock and meet the equity classification criteria. As such, the Company will account for the fair value of the warrant within equity and will not subsequently remeasure to fair value at each reporting period, unless new events trigger a requirement for the warrants to be reclassified to an asset or liability. The warrant was measured using the Black-Scholes-Merton option pricing model with the following parameters: stock price $3.59, strike price $2.87, volatility 94%, risk-free interest rate 1.58%, term 2.0 years, and expected dividend yield 0%. The warrant had a $4.0 million fair value and a $3.0 million relative fair value after allocating the Naxyris Loan Facility proceeds to the fair value of an embedded mandatory redemption feature contained in the Naxyris Loan Facility. The $3.0 million relative fair value of the Naxyris LSA Warrant was recorded as an increase to additional paid in capital and a debt discount to be amortized to interest expense under the effective interest method over the remaining term of the LSA. See Note 4, “Debt” for further information regarding the accounting treatment for the relative fair value of this warrant.

Also, in connection with the entry into the A&R Naxyris LSA, on October 28, 2019 the Company issued to Naxyris a warrant (the October 2019 Naxyris Warrant) to purchase up to 2.0 million shares of common stock, at an exercise price of $3.87 per share, with an exercise term of two years from issuance. The exercise price of the warrant is subject to standard adjustments and permits “cashless” or “net” exercise any time after issuance.

The Company concluded the warrant is a freestanding instrument that is legally detachable and separately exercisable from the Naxyris Loan Facility and will be classified in equity as the warrant is both indexed to the Company’s own stock and meet the equity classification criteria. As such, the Company will account for the fair value of the warrant within equity and will not subsequently remeasure to fair value at each reporting period, unless new events trigger a requirement for the warrants to be reclassified to an asset or liability. The warrant was measured using the Black-Scholes-Merton option pricing model with the following parameters: stock price $3.69, strike price $3.87, volatility 94%, risk-free interest rate 1.64%, term 2.0 years, and expected dividend yield 0%. The warrant had a $3.6 million fair value and a $2.8 million relative fair value after allocating the October 2019 Naxyris Loan proceeds to the fair value of the embedded mandatory redemption feature contained in the October 2019 Naxyris Loan. The $2.8 million relative fair value of the October 2019 Naxyris Warrant was recorded as an increase to additional paid in capital and as a loss on debt extinguishment as a non-cash fee paid to the lender. See Note 4, “Debt” for further information regarding the accounting treatment for the relative fair value of this warrant.

August 2019 Foris Warrant Issuance

In connection with the entry into the August 2019 Foris Credit Agreement (see Note 4, “Debt”), on August 28, 2019 the Company issued to Foris a warrant (the August 2019 Foris Warrant) to purchase up to 4.9 million shares of Common Stock at an exercise price of $3.90 per share, with an exercise term of two years from issuance. The exercise price of the warrant is subject to standard adjustments but does not contain any anti-dilution protection, and the warrant only permits “cashless” or “net” exercise after the six-month anniversary of issuance, and only to the extent that there is not an effective registration statement covering the resale of the shares of common stock underlying the warrant. In addition, Foris may not exercise the warrant to the extent that, after giving effect to such exercise, Foris, together with its affiliates, would beneficially own in excess of 19.99% of the number of shares of common stock outstanding after giving effect to such exercise, unless the Company has obtained stockholder approval to exceed such limit in accordance with Nasdaq rules and regulations, which the Company obtained at its 2019 annual meeting of stockholders on November 19, 2019.

The Company concluded the warrant is a freestanding instrument that is legally detachable and separately exercisable from the Foris $19 Million Note and will be classified in equity as the warrant is both indexed to the Company’s own stock and meet the equity classification criteria. As such, the Company will account for the fair value of the warrant within equity and will not subsequently remeasure to fair value at each reporting period, unless new events trigger a requirement for the warrants to be reclassified to an asset or liability. The warrant was measured using the Black-Scholes-Merton option pricing model with the following parameters: stock price $3.67, strike price $3.90, volatility 94%, risk-free interest rate 1.50%, term 2.0 years, and expected dividend yield 0%. The warrant had a $8.7 million fair value and a $5.2 million relative fair value after allocating the Foris $19 Million Note proceeds to the fair value of an embedded mandatory redemption feature contained in the Foris $19 Million Note. See Note 4, “Debt” for further information regarding the accounting treatment for the relative fair value of this warrant.

Also, on August 28, 2019 in connection with the entry into the August 2019 Foris Credit Agreement, the Company and Foris amended the warrant to purchase up to 3.9 million shares of common stock issued to Foris on April 26, 2019 to reduce the exercise price of such warrant from $5.12 per share to $3.90 per share, and amended the warrant to purchase up to 0.4 million shares of common stock issued to Foris on May 14, 2019 to reduce the exercise price of such warrant from $4.56 per share to $3.90 per share (see above under “Private Placements” for more information regarding these warrants). The warrant modifications were measured on a before and after modification basis using the Black-Scholes-Merton option pricing model with the following parameters: stock price $3.67, strike price $3.90, volatility 98% - 100%, risk-free interest rate 1.50%, term 1.7 years, and expected dividend yield 0%, resulting in $1.1 million of incremental fair value, which was accounted for as an increase to additional paid in capital and a debt discount to the Foris $19 Million Note. See Note 4, “Debt” for additional information regarding the debt discount recorded in connection with the modification of these warrants. See Note 15, “Subsequent Events” for information regarding the amendment and exercise of the August 2019 Foris Warrant on January 31, 2020.

September and November 2019 Investor Credit Agreements Warrants Issuances

In connection with the entry into the Investor Credit Agreements (see Note 4, “Debt”), on September 10, 2019, the Company issued to the Investors warrants (the Investor Warrants) to purchase up to an aggregate of 3.2 million shares of common stock at an exercise price of $3.90 per share, with an exercise term of two years from issuance. The exercise price of the warrants is subject to standard adjustments but does not contain any anti-dilution protection, and the warrants only permit “cashless” or “net” exercise after the six-month anniversary of issuance of the applicable warrant, and only to the extent that there is not an effective registration statement covering the resale of the shares of common stock underlying the applicable warrant. In addition, no Investor may exercise its warrant to the extent that, after giving effect to such exercise, such Investor, together with its affiliates, would beneficially own in excess of 9.99% of the number of shares of common stock outstanding after giving effect to such exercise. In addition, the Company agreed to file a registration statement providing for the resale by the Investors of the shares of common stock underlying the warrants with the SEC within 60 days following the date of the issuance of the warrants and to use commercially reasonable efforts to (i) cause such registration statement to become effective within 120 days following the date of the issuance of the warrants and (ii) keep such registration statement effective until the Investors no longer beneficially own any such shares of common stock or such shares of common stock are eligible for resale under Rule 144 under the Securities Act without regard to volume limitations. If the Company fails to file the registration statement by the filing deadline or the registration statement is not declared effective by the effectiveness deadline, or the Company fails to maintain the effectiveness of the registration statement as required by the warrants, then the exercise price of the warrants will be reduced by 10%, and by an additional 5% if such failure continues for longer than 90 days, subject to an exercise price floor of $3.31 per share, provided that upon the cure by the Company of such failure, the exercise price of the warrants will revert to $3.90 per share.

In connection with the November 2019 Schottenfeld CSA, on November 14, 2019, the Company warrants (the November 2019 Schottenfeld CSA Warrants) to purchase an aggregate of 2.0 million shares of common stock at an exercise price of $3.87 per share, with an exercise term of 2 years from issuance. In connection with the warrant issuance, the Company will be required to pay the November 2019 Schottenfeld CSA Warrants holders and the Investor Warrants holders a fee if the Company issues equity securities in connection with the $50 million or greater financing provision that have an issue, conversion or exercise price of less than $3.90 or $3.87 per share, respectively. In such case, the fee will be the difference between the exercise price of such warrants (i.e., $3.90 or $3.87) and the issue, conversion or exercise price of the equity securities issued in the $50 million or greater financing, times the total number of warrants issued to such investors in November 2019 and September 2019. See Note 15, “Subsequent Events” for information regarding the amendment of the Investor Warrants and the November 2019 Schottenfeld CSA Warrants on February 28, 2020.

The Company concluded the Investor Warrants and the November 2019 Schottenfeld CSA Warrants are freestanding instruments that are legally detachable and separately exercisable from the underlying debt host instruments and should be classified and accounted for as a liability as the warrants contain certain price and share count adjustment protection, and other modification protection provisions that cause the warrants to fail the fixed-for-fixed criterion, and thus, are not considered indexed to the Company’s stock. Accordingly, the Company has accounted for the Investor Warrants and November 2019 Schottenfeld CSA Warrants as a liability and will subsequently remeasure to fair value at each reporting period with changes in fair value recorded in the statement of operations. The warrants were measured using the Black-Scholes-Merton option pricing model with the following parameters as of the September 10, 2019 and November 14, 2019 issuance dates: stock price $4.56 and $3.89, strike price $3.90 and $3.87, volatility 94% and 95%, risk-free interest rate 1.67% and 1.58%, term 2 years, and expected dividend yield 0%. The warrants had an initial fair value of $7.9 million and $4.0 million, respectively and were recorded as derivative liabilities with an offset to either debt discount or loss on debt extinguishment (as a non-cash fee paid to the lender). See Note 3, “Fair Value Measurements” for information regarding the subsequent fair value measurement for this liability classified warrant and see Note 4, “Debt” for further information regarding the initial accounting treatment of the offsetting debt discount or loss on debt extinguishment.

Standstill Agreement

In connection with the September 10, 2019 entry into the Investor Credit Agreements discussed in Note 4, “Debt” and the issuance of the Investor Warrants discussed in the "September and November 2019 Investor Credit Agreements Warrants Issuances " section above, the Company and the Investors entered into a Standstill Agreement (the Investor Standstill Agreement), pursuant to which the Investors agreed that, until the earliest to occur of (i) the Investors no longer beneficially owning any shares underlying the warrants, (ii) the Company entering into a definitive agreement involving the direct or indirect acquisition of all or a majority of the Company’s equity securities or all or substantially all of the Company’s assets or (iii) a person or group, with the prior approval of the Company’s Board of Directors (the Board), commencing a tender offer for all or a majority of the Company's equity securities, neither the Investors nor any of their respective affiliates (together, the Investor Group) will (without the prior written consent of the Board), among other things, (a) acquire any loans, debt securities, equity securities, or assets of the Company or any of its subsidiaries, or rights or options with respect thereto, except that the Investor Group shall be permitted to (y) purchase the shares underlying the warrants pursuant to the exercise of the warrants and (z) acquire beneficial ownership of up to 6.99% of the Company's common stock, or (b) make any proposal, public announcement, solicitation or offer with respect to, or otherwise solicit, seek or offer to effect, or instigate, encourage, or assist any third party with respect to: (1) any business combination, merger, tender offer, exchange offer, or similar transaction involving the Company or any of its subsidiaries; (2) any restructuring, recapitalization, liquidation, or similar transaction involving the Company or any of its subsidiaries; (3) any acquisition of any of the Company’s loans, debt securities, equity securities or assets, or rights or options with respect thereto; or (4) any proposal to seek representation on the Board or otherwise seek to control or influence the management, Board, or policies of the Company, in each case subject to certain exceptions.

May 2017 Warrants

In May 2017, the Company issued 14,768,380 shares of common stock in the aggregate to certain investors (collectively, the May 2017 Cash Warrants). The exercise price of the May 2017 Cash Warrants is subject to standard adjustments as well as full-ratchet anti-dilution protection for any issuance by the Company of equity or equity-linked securities during the three-year period following the issuance of such warrants at a per share price less than the then-current exercise price of the May 2017 Cash Warrants, subject to certain exceptions. As of December 31, 2019, the exercise prices of the May 2017 Cash Warrants were $2.87 per share, and 6,078,156 of May 2017 Cash Warrants were unexercised.

In addition to the May 2017 Cash Warrants, the Company issued to each investor a warrant, with an exercise price of $0.0015 per share (collectively, the May 2017 Dilution Warrants), to purchase a number of shares of common stock sufficient to provide the investor with full-ratchet anti-dilution protection for any issuance by the Company of equity or equity-linked securities during the May 2017 Dilution Period at a per share price less than $2.87. As of December 31, 2019, the May 2017 Dilution Warrants were exercisable for an aggregate of 3,085,893 shares.

The May 2017 Warrants each have a term of five years from the date such warrants initially became exercisable on July 10, 2017. The May 2017 Cash Warrants are freestanding financial instruments and upon adoption of ASU 2017-11 on January 1, 2019 are no longer accounted for as derivative liabilities, but are classified in equity as the warrants are both indexed to the Company’s own stock and meet the equity classification criteria. As such, the Company reclassified the derivative balance at December 31, 2018 to equity at the January 1, 2019 adoption date.

August 2017 DSM Offering – Related Party

On August 7, 2017, the Company issued and sold the following securities to DSM in a private placement (August 2017 DSM Offering):
•25,000 shares of Series B Preferred Stock (August 2017 DSM Series B Preferred Stock) at a price of $1,000 per share;
•a warrant to purchase 3,968,116 shares of common stock at an initial exercise price of $6.30 per share expiring in five years (August 2017 DSM Cash Warrant); and
•the August 2017 DSM Dilution Warrant (as described below).

Net proceeds to the Company were $25.9 million after payment of offering expenses and the allocation of total fair value received to the elements in the arrangement.

The exercise price of the August 2017 DSM Cash Warrant is subject to standard adjustments as well as full-ratchet anti-dilution protection for any issuance by the Company of equity or equity-linked securities during the three-year period following August 7, 2017 (DSM Dilution Period) at a per share price less than the then-current exercise price of the August 2017 DSM Cash Warrant, subject to certain exceptions. As of December 31, 2019, the exercise price of the August 2017 DSM Cash Warrant was $2.87 per share, and 3,968,116 of May 2017 Cash Warrants were unexercised. The August 2017 DSM Dilution Warrants are freestanding financial instruments and upon adoption of ASU 2017-11 on January 1, 2019 are no longer accounted for as derivative liabilities, but are classified in equity as the warrants are both indexed to the Company’s own stock and meet the equity classification criteria. As such, the Company reclassified the derivative balance at December 31, 2018 to equity at the January 1, 2019 adoption date.

The August 2017 DSM Dilution Warrant allows DSM to purchase a number of shares of common stock sufficient to provide DSM with full-ratchet anti-dilution protection for any issuance by the Company of equity or equity-linked securities during the DSM Dilution Period at a per share price less than $2.87. The August 2017 DSM Dilution Warrant expires five years from the date it is initially exercisable.

In connection with the August 2017 DSM Offering, the Company and DSM also entered into an amendment to the stockholder agreement dated May 11, 2017 (DSM Stockholder Agreement) between the Company and DSM (Amended and Restated DSM Stockholder Agreement). Under the DSM Stockholder Agreement, DSM was granted the right to designate one director selected by DSM, subject to certain restrictions and a minimum beneficial ownership level of 4.5%, to the Board. Furthermore, DSM has the right to purchase additional shares of capital stock of the Company in connection with a sale of equity or equity-linked securities by the Company in a capital raising transaction for cash, subject to certain exceptions, to maintain its proportionate ownership percentage in the Company. Pursuant to the DSM Stockholder Agreement, DSM agreed not to sell or transfer any of the Series B Preferred Stock or warrants purchased by DSM, or any shares of common stock issuable upon conversion or exercise thereof, other than to its affiliates, without the consent of the Company through May 2018 and to any competitor of the Company thereafter. DSM also agreed that, subject to certain exceptions, until three months after there is no DSM director on the Board, DSM will not, without the prior consent of the Board, acquire common stock or rights to acquire common stock that would result in DSM beneficially owning more than 33% of the Company’s outstanding voting securities at the time of acquisition. The Amended and Restated DSM Stockholder Agreement provides that (i) DSM has the right to designate a second director to the Board, subject to certain restrictions and a minimum beneficial ownership level of 10%, and (ii) the shares of common stock issuable upon conversion or exercise of the securities purchased by DSM in the August 2017 DSM Offering are (a) entitled to the registration rights provided for in the DSM Stockholder Agreement and (b) subject to the transfer restrictions set forth in the DSM Stockholder Agreement.

August 2017 Vivo Offering – Related Party

On August 3, 2017, the Company issued and sold 12,958 shares of Series D Preferred Stock at a price of $1,000 per share along with other securities to Vivo in a private placement (August 2017 Vivo Offering), resulting in net proceeds to the Company of $24.8 million after payment of offering expenses. In the third quarter of 2018 Vivo converted 4,678 shares of August 2017 Offerings Series D Preferred Stock and the Company recognized a $6.8 million deemed dividend for the unamortized discounts created from the allocation of proceeds, as a reduction to Additional Paid in Capital and increasing net loss attributable to Amyris, Inc. common stockholders. At December 31, 2019 and 2018, 8,280 shares of Series D Preferred Stock were outstanding. The conversion of the Series D Preferred Stock is subject to a beneficial ownership limitation of 9.99% (August 2017 Vivo Offering Beneficial Ownership Limitation), which limitation may be waived by the holders on 61 days’ prior notice.

Each share of Series D Preferred Stock has a stated value of $1,000 and, subject to the August 2017 Vivo Offering Beneficial Ownership Limitation, is convertible at any time, at the option of the holders, into common stock at a conversion price of $4.26 per share. The Series D Conversion Rate is subject to adjustment in the event of any dividends or distributions of the common stock, or any stock split, reverse stock split, recapitalization, reorganization or similar transaction.

Prior to declaring any dividend or other distribution of its assets to holders of common stock, the Company shall first declare a dividend per share on the Series D Preferred Stock equal to $0.0001 per share. In addition, the Series D Preferred Stock will be entitled to participate with the common stock on an as-converted basis with respect to any dividends or other distributions to holders of common stock. There were no dividends declared as of December 31, 2019 or 2018.

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

For information regarding issuances of equity securities subsequent to December 31, 2019, see Note 15, “Subsequent Events”.

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

7. Net Loss per Share Attributable to Common Stockholders

The Company computes net loss per share in accordance with ASC 260, “Earnings per Share.” Basic net loss per share of common stock is computed by dividing the Company’s net loss attributable to Amyris, Inc. common stockholders by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share of common stock is computed by giving effect to all potentially dilutive securities, including stock options, restricted stock units, convertible preferred stock, convertible promissory notes and common stock warrants, using the treasury stock method or the as converted method, as applicable. For the year ended December 31, 2018, basic net loss per share was the same as diluted net loss per share because the inclusion of all potentially dilutive securities outstanding was anti-dilutive. As such, the numerator and the denominator used in computing both basic and diluted net loss were the same for those years.

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

The following table presents the calculation of basic and diluted net loss per share of common stock attributable to Amyris, Inc. common stockholders:

Years Ended December 31, (In thousands, except shares and per share amounts)	2019	2018
Numerator:
Net loss attributable to Amyris, Inc.	$(242,767)	$(230,235)
Less deemed dividend to preferred shareholder on issuance and modification of common stock warrants	(34,964)	—
Less deemed dividend related to proceeds discount upon conversion of Series D preferred stock	—	(6,852)
Add: losses allocated to participating securities	7,380	13,991
Net loss attributable to Amyris, Inc. common stockholders, basic	(270,351)	(223,096)
Adjustment to losses allocated to participating securities	137	—
Gain from change in fair value of derivative instruments	(4,963)	—
Net loss attributable to Amyris, Inc. common stockholders, diluted	$(275,177)	$(223,096)

Denominator:
Weighted-average shares of common stock outstanding used in computing net loss per share of common stock, basic	101,370,632	60,405,910
Basic loss per share	$(2.67)	$(3.69)

Weighted-average shares of common stock outstanding	101,370,632	60,405,910
Effect of dilutive common stock warrants	(74,057)	—
Weighted-average common stock equivalents used in computing net income (loss) per share of common stock, diluted	101,296,575	60,405,910
Diluted loss per share	$(2.72)	$(3.69)

The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share of common stock for the periods presented because including them would have been anti-dilutive:

Years Ended December 31,	2019	2018
Period-end common stock warrants	59,204,650	25,986,370
Convertible promissory notes(1)	13,381,238	13,703,162
Period-end stock options to purchase common stock	5,620,419	5,392,269
Period-end restricted stock units	5,782,651	5,294,848
Period-end preferred shares on an as-converted basis	1,943,661	2,955,732
Total potentially dilutive securities excluded from computation of diluted net loss per share	85,932,619	53,332,381
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

8. Commitments and Contingencies

Guarantor Arrangements

The Company has agreements whereby it indemnifies its executive officers and directors for certain events or occurrences while the executive officer or director is serving in his or her official capacity. The indemnification period remains enforceable for the executive officer's or director’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a director and officer insurance policy that limits its exposure and enables the Company to recover a portion of any future payments. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal. Accordingly, the Company had no liabilities recorded for these agreements as of December 31, 2019 and 2018.

The Foris LSA debt facility (see Note 4, "Debt") is collateralized by first-priority liens on substantially all of the Company's assets, including Company intellectual property, other than certain Company intellectual property licensed to DSM and the Company's shares of Aprinnova. Certain of the Company’s subsidiaries have guaranteed the Company’s obligations under the Foris LSA.

The obligations of the Company under the Naxyris note (see Note 4, "Debt") are (i) guaranteed by the Subsidiary Guarantors and (ii) secured by a perfected security interest in substantially all of the assets of the Company and the Subsidiary Guarantors (the Collateral), junior in payment priority to Foris subject to certain limitations and exceptions, as well as the terms of the Intercreditor Agreement.

The Nikko debt instruments are collateralized as follows:
•Nikko $3.9 million note: first-priority lien on 10.0% of the Aprinnova JV interests owned by the Company
•Nikko $5.0 million note: first-priority lien on 12.8% of shares of Aprinnova
•Nikko $4.5 million note: first-priority lien on 27.2% of shares of Aprinnova

The promissory notes issued under the 2019 DSM Credit Agreement (see Note 4, "Debt") are secured by a first-priority lien on certain Company intellectual property licensed to DSM.

The obligations of the Company under the Investor Notes and the Schottenfeld CSA (see Note 4, "Debt" and Note 15, “Subsequent Events”) are secured by a perfected security interest in substantially all of the assets of the Company and the Subsidiary Guarantors, junior in payment priority to Foris and Naxyris subject to the Subordination Agreement among Foris, Naxyris and the Investors.

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

On April 3, 2019, a securities class action complaint was filed against Amyris and our CEO, John G. Melo, and former CFO (and current Chief Business Officer), Kathleen Valiasek, in the U.S. District Court for the Northern District of California. The complaint seeks unspecified damages on behalf of a purported class that would comprise all persons and entities that purchased or otherwise acquired our securities between March 15, 2018 and March 19, 2019. The complaint, which was amended by the lead plaintiff on September 13, 2019, alleges securities law violations based on statements and omissions made by the Company during such period. On October 25, 2019, the defendants filed a motion to dismiss the securities class action complaint. The hearing on such motion to dismiss was held on February 18, 2020 and we are awaiting a ruling from the Court. Subsequent to the filing of the securities class action complaint described above, on June 21, 2019 and October 1, 2019, respectively, two separate purported shareholder derivative complaints were filed in the U.S. District Court for the Northern District of California (Bonner v. Doerr, et al., and Carlson v. Doerr, et al.) based on similar allegations to those made in the securities class action complaint described above and named the Company and certain of the Company’s current and former officers and directors as defendants. The derivative lawsuits sought to recover, on the Company’s behalf, unspecified damages purportedly sustained by the Company in connection with allegedly misleading statements and omissions made in connection with the Company’s securities filings. The derivative lawsuits were dismissed on October 18, 2019 (Bonner) and December 10, 2019 (Carlson), without prejudice. We believe the securities class action complaint lacks merit, and intend to continue to defend ourselves vigorously. Given the early stage of these proceedings, it is not yet possible to reliably determine any potential liability that could result from these matters.

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

9. Revenue Recognition

Disaggregation of Revenue

The following tables present revenue by primary geographical market, based on the location of the customer, as well as by major product and service:

	2019				2018
Years Ended December 31, (In thousands)	Renewable Products	Licenses and Royalties	Grants and Collaborations	TOTAL	Renewable Products	Licenses and Royalties	Grants and Collaborations	TOTAL
Europe	$10,092	$54,043	$6,674	$70,809	$7,576	$7,658	$14,172	$29,406
United States	34,295	—	24,376	58,671	16,292	—	9,948	26,240
Asia	11,503	—	7,477	18,980	8,664	—	(2,333)	6,331
Brazil	3,612	—	115	3,727	381	—	561	942
Other	370	—	—	370	685	—	—	685
	$59,872	$54,043	$38,642	$152,557	$33,598	$7,658	$22,348	$63,604

Significant Revenue Agreements

For the years ended December 31, 2019 and 2018, the Company recognized revenue in connection with significant revenue agreements and from all other customers as follows:

	2019				2018
Years Ended December 31, (In thousands)	Renewable Products	Licenses and Royalties	Grants and Collaborations	TOTAL	Renewable Products	Licenses and Royalties	Grants and Collaborations	TOTAL
Revenue from significant revenue agreements with:
DSM (related party)	$10	$49,051	$4,120	$53,181	$18	$5,958	$4,735	$10,711
Firmenich	8,591	4,992	1,413	14,996	3,727	1,700	5,717	11,144
Lavvan	—	—	18,342	18,342	—	—	—	—
Givaudan	7,477	—	1,500	8,977	4,078	—	4,358	8,436
DARPA	—	—	5,504	5,504	—	—	8,436	8,436
Subtotal revenue from significant revenue agreements	16,078	54,043	30,879	101,000	7,823	7,658	23,246	38,727
Revenue from all other customers	43,794	—	7,763	51,557	25,775	—	(898)	24,877
Total revenue from all customers	$59,872	$54,043	$38,642	$152,557	$33,598	$7,658	$22,348	$63,604

Cannabinoid Agreement

On May 2, 2019, the Company consummated a research, collaboration and license agreement (the Cannabinoid Agreement) with LAVVAN, Inc., a newly formed investment-backed company (Lavvan), for up to $300 million to develop, manufacture and commercialize cannabinoids, subject to certain closing conditions. Under the agreement, the Company would perform research and development activities and Lavvan would be responsible for the manufacturing and commercialization of the cannabinoids developed under the agreement. The Cannabinoid Agreement is being principally funded on a milestone basis, with the Company also entitled to receive certain supplementary research and development funding from Lavvan. The Company could receive aggregate funding of up to $300 million over the term of the Cannabinoid Agreement if all of the milestones are achieved. Additionally, the Cannabinoid Agreement provides for profit share to the Company on Lavvan's gross profit margin once products are commercialized; these payments will be due for the next 20 years. On May 2, 2019, the parties consummated the transactions contemplated by the Cannabinoid Agreement, including the formation of a special purpose entity to hold certain intellectual property created during the collaboration (the Cannabinoid Collaboration IP), the licensing of certain Company intellectual property to Lavvan, the licensing of the Cannabinoid Collaboration IP to the Company and Lavvan, and the granting by the Company to Lavvan of a lien on the Company background intellectual property being licensed to Lavvan under the Cannabinoid Agreement, which lien would be subordinated to the lien on such intellectual property under the Foris LSA (see Note 4, “Debt”).

The Cannabinoid Agreement is accounted for as a revenue contract under ASC 606, with the total transaction price estimated and updated on a quarterly basis, subject to the variable consideration constraint guidance in ASC 606 using the most likely outcome method to estimate the variable consideration associated with the identified performance obligations. The Company concluded the agreement contained a single performance obligation of research and development services provided continuously over time. The Company estimated the total unconstrained transaction price to be $145 million, based on a high probability of achieving certain underlying milestones. As of December 31, 2019, the Company has constrained $181.0 million of variable consideration related to milestones that have not met the criteria under ASC 606 necessary to be included in the transaction price. The Company concluded that the performance obligation is delivered over time and that revenue recognition is based on an input measure of progress of hours incurred compared to total estimated hours to be incurred (i.e., proportional performance). Estimates of variable consideration are updated quarterly, with cumulative adjustments to revenue recorded as necessary. The Company recognized $18.3 million of collaboration revenue under the Cannabinoid Agreement for the year ended December 31, 2019 based on proportional performance delivered to date. At December 31, 2019, $8.3 million of the collaboration revenues recognized in the year ended December 31, 2019 were recorded as a contract asset. See the "Contract Assets and Liabilities" section below for further information regarding this contract asset.

Firmenich Agreements

In July 2017, the Company and Firmenich entered into the Firmenich Collaboration Agreement Agreement (for the development and commercialization of multiple renewable flavors and fragrances molecules), pursuant to which the parties agreed to exclude certain molecules from the scope of the agreement and to amend certain terms connected with the supply and use of such molecules when commercially produced. In addition, the parties agreed to (i) fix at a 70/30 basis (70% for Firmenich) the ratio at which the parties will share profit margins from sales of two molecules; (ii) set at a 70/30 basis (70% for Firmenich) the ratio at which the parties will share profit margins from sales of a distinct form of compound until Firmenich receives $15.0 million more than the Company in the aggregate from such sales, after which time the parties will share the profit margins 50/50 and (iii) a maximum Company cost of a compound where a specified purchase volume is satisfied, and alternative production and margin share arrangements in the event such Company cost cap is not achieved.

In August 2018, the Company and Firmenich entered into the Firmenich Amended and Restated Supply Agreement, which incorporates all previous amendments and new changes and supersedes the September 2014 supply agreement. With this Amended and Restated Supply Agreement, the parties agreed on the molecules to be supplied under the agreement and the commercial specifications of these products, and made some adjustments to the pricing of the molecules.

Pursuant to the Firmenich Collaboration Agreement, the Company agreed to pay a one-time success bonus to Firmenich of up to $2.5 million if certain commercialization targets are met. Such targets have not yet been met as of December 31, 2019. The one-time success bonus will expire upon termination of the Firmenich Collaboration Agreement, which has an initial term of 10 years and will automatically renew at the end of such term (and at the end of any extension) for an additional 3-year term unless otherwise terminated. At December 31, 2019, the Company had a $0.7 million liability associated with this one-time success bonus that has been recorded as a reduction to the associated collaboration revenue.

Givaudan Agreements

In September 2018, Amyris and Givaudan, entered into a Collaboration Agreement for the development and commercialization of molecules for use and sale in the cosmetics and flavors markets (collectively the “Collaboration Markets”). Under Collaboration Agreement, the parties will collaborate to develop, produce and commercialize. Under the agreement, the Company granted Givaudan exclusive access to specified intellectual property for the development and commercialization of such molecules in the Collaboration Markets in exchange for research and development funding. Funding, including payment terms, will be based on milestones and milestone-based payments, to be mutually agreed upon by the parties on a project by project basis. The Company is currently working on development and commercialization of two significant molecules. The Company also manufactures and supplies a certain compound that was developed by the Company under a prior (expired) collaboration agreement with Givaudan. The supply agreement was entered into in September 2018 and has a five-year term with successive one-year renewals until terminated by either party.

Following the research and development phase of a project, if Givaudan elects to proceed with commercialization, a supply agreement will be negotiated for each compound. The significant terms for each supply agreement are set forth in the Collaboration Agreement including the price at which the molecules are to be supplied. The price for each compound will be negotiated and agreed upon by both parties at a future time. Under the Collaboration Agreement, following commercial development of the agreed upon compound, the Company will manufacture the compound and Givaudan will perform any required downstream polishing, distribution, sales and marketing. The collaboration work and supply of the molecules is exclusively limited to the Cosmetics Actives Market and the Flavors Market.

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

In connection with the entry into the DSM Collaboration Agreements, the Company and DSM also entered into certain license arrangements (DSM License Agreements) providing DSM with certain rights to use the technology underlying the development of the DSM Ingredients to produce and sell products incorporating the DSM Ingredients. Under the DSM License Agreements, DSM paid the Company $9.0 million for a worldwide, exclusive, perpetual, royalty-free license to produce and sell products incorporating one of the DSM Ingredients in the Health & Wellness field.

December 2017 DSM Agreements

In December 2017, the Company entered into a series of agreements with DSM (December 2017 DSM Agreements) which are described below. The December 2017 DSM Agreements were evaluated as a combined transaction for accounting purposes in conjunction with the sales of the Brotas 1 facility discussed more fully in Note 10, "Related Party Transactions" and Note 12, "Divestiture".

DSM November 2017 Intellectual Property License Agreement

In November 2017, in connection with the Company's divestiture of its Brotas, Brazil production facility (see Note 12, "Divestiture"), the Company and DSM entered into a license agreement covering certain intellectual property of the Company useful in the performance of certain commercial supply agreements assigned by the Company to DSM relating to products currently manufactured at the Brotas facility (DSM November 2017 Intellectual Property License Agreement). In December 2017, DSM paid the Company an upfront license fee of $27.5 million. In accounting for the Divestiture with DSM, a multiple-element arrangement, the license of intellectual property to DSM was identified as revenue deliverable with standalone value and qualified as a separate unit of accounting. The Company performed an analysis to determine the fair value for of the license, and allocated the non-contingent consideration based on the relative fair value. The Company determined that the license had been fully delivered, and, as such, license revenue of $54.6 million was recognized for the period ended December 31. 2017.

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

DSM Value Sharing Agreement

In December 2017, in conjunction with the Company's divestiture of its Brotas, Brazil production facility (see Note 12, "Divestiture" and Note 10, "Related Party Transactions"), the Company and DSM entered into a value sharing agreement (Value Sharing Agreement), pursuant to which DSM agreed to make certain royalty payments to the Company representing a portion of the profit on the sale of products produced using farnesene purchased under the Nenter Supply Agreement realized by Nenter and paid to DSM in accordance with the Nenter Supply Agreement. In addition, pursuant to the Value Sharing Agreement, DSM agreed to guarantee certain minimum annual royalty payments totaling $33.1 million over the first three calendar years of the Value Sharing Agreement, subject to future offsets in the event that the royalty payments to which the Company would otherwise have been entitled under the Value Sharing Agreement for such years fall below certain milestones. The nonrefundable minimum annual royalty payments were determined to be fixed and determinable and were included as part of the total arrangement consideration subject to allocation in the December 2017 multiple-element divestiture transaction with DSM. At closing, DSM paid the Company a nonrefundable royalty payment of $15.0 million under the Value Sharing Agreement and paid two additional future nonrefundable minimum annual royalty payments totaling $18.1 million related to 2019 and 2020 royalties. In June 2018, the Company received the 2019 non-refundable minimum royalty payment of $9.3 million (net of a $0.7 million early payment discount) and in March 2019, the Company received the 2020 payment of

$7.4 million (net of a $0.7 million early payment discount). During 2018, the Company and DSM amended the Value Sharing Agreement to (i) provide for the use of estimates in calculating quarterly royalty payments (subject to true-up), (ii) modify how the guaranteed minimum annual royalty payment for 2018 will be offset against value payments accruing during 2018 and (iii) accelerate the minimum annual royalty payment for 2019 from December 31, 2018 to June 30, 2018 in exchange for a fee of $750,000. For the year ended December 31, 2018, the Company recognized $7.9 million of revenue in connection with the DSM Value Sharing Agreement.

In April 2019, the Company assigned to DSM, and DSM assumed, all of the Company’s rights and obligations under the December 2017 DSM Value Sharing Agreement, as amended, for aggregate consideration to the Company of $57.0 million, which included $7.4 million received on March 29, 2019 for the third and final annual royalty payment due under the original agreement. On April 16, 2019, the Company received net cash of $21.7 million, with the remaining $27.9 million used by the Company to offset past due trade payables (including interest) under the 2017 Supply Agreement (discussed below), the obligation under the November 2018 Securities Purchase Agreement, and manufacturing capacity fees under the provisions of Amendment No. 1 to the 2017 Supply Agreement (see Note 10, "Related Party Transactions" for a description of these agreements).

The original Value Sharing Agreement was accounted for as a single performance obligation in connection with a license with fixed and determinable consideration and variable consideration that was accounted for pursuant to the sales-based royalty scope exception. The April 16, 2019 assignment of the December 2017 DSM Value Sharing Agreement was accounted for as a contract modification under ASC 606, resulting in additional fixed and determinable consideration of $37.1 million and variable consideration of $12.5 million in the form of a stand-ready obligation to refund some or all of the $12.5 million consideration if certain criteria outlined in the assignment agreement are not met by December 2021. The Company periodically updates its estimate of amounts to be retained and reduces the refund liability and records additional license and royalty revenue as the criteria are met. The effect of the contract modification on the transaction price, and on the Company’s measure of progress toward complete satisfaction of the performance obligation was recognized as an adjustment to revenue at the date of the contract modification on a cumulative catch-up basis. As a result, the Company recognized $37.1 million of license and royalty in the second quarter of 2019, due to fully satisfying the performance obligation at the modification date.The Company also recognized an additional $3.6 million of previously deferred royalty revenue under the December 2017 DSM Value Sharing Agreement, as the remaining underlying performance obligation was fully satisfied through the April 16, 2019 assignment of the agreement to DSM. The Company recorded an additional $8.8 million of license and royalty revenue in the fourth quarter of 2019 related to a change in the estimated refund liability.

DSM Performance Agreement

In December 2017, in connection with the Company's divestiture of its Brotas, Brazil production facility (see Note 12, "Divestiture"), the Company and DSM entered into a performance agreement (Performance Agreement), pursuant to which the Company will provide certain research and development services to DSM relating to the development of the technology underlying the farnesene-related products to be manufactured at the Brotas facility in exchange for related funding, including certain bonus payments in the event that specific performance metrics are achieved. The Company will record the bonus payments as earned revenue upon the transfer of the developed technology to DSM. If the Company does not meet the established metrics under the Performance Agreement, the Company will be required to pay $1.8 million to DSM. The Performance Agreement will expire in December 2020, subject to the right of each of the parties to terminate for uncured material breach by the other party or in the event the other party is subject to bankruptcy proceedings, liquidation, dissolution or similar proceedings or other specified events.

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

In addition, on April 16, 2019 the Company and DSM entered into amendments to the 2017 Supply Agreement and the 2017 Performance Agreement, as well as the Quota Purchase Agreement relating to the December 2017 sale of Amyris Brasil to DSM (see Note 12, “Divestiture”), pursuant to which (i) DSM agreed to reduce certain manufacturing costs and fees paid by the Company related to the production of farnesene under the Supply Agreement through 2021, as well as remove the priority of certain customers over the Company with respect to production capacity at the Brotas, Brazil facility, (ii) the Company agreed to provide DSM rights to conduct certain process and downstream recovery improvements under the Performance Agreement at facilities other than the Brotas, Brazil facility in exchange for DSM providing the Company with a license to such improvements and (iii) the Company released DSM from its obligation to provide manufacturing and support services under the Quota Purchase Agreement in connection with the Company’s planned new manufacturing facility, which is no longer to be located at the Brotas, Brazil location.

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

Contract Balances

The following table provides information about accounts receivable and contract liabilities from contracts with customers:

December 31, (In thousands)	2019	2018
Accounts receivable, net	$16,322	$16,003
Accounts receivable - related party, net	$3,868	$1,349
Accounts receivable, unbilled - related party	$—	$8,021
Contract assets	$8,485	$—
Contract assets, noncurrent - related party	$1,203	$1,203
Contract liabilities	$1,353	$8,236
Contract liabilities, noncurrent(1)	$1,449	$1,587

______________
(1)The balances in contract liabilities, noncurrent are included in other noncurrent liabilities on the consolidated balance sheets.

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

Contract liabilities, current decreased by $6.9 million at December 31, 2019 resulting from collaboration and royalty amounts recognized as revenue during the year ended December 31, 2019 that was included in contract liabilities at the beginning of the period.

Remaining Performance Obligations

The following table provides information regarding the estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) based on the Company's existing agreements with customers as of December 31, 2019.

(In thousands)	As of December 31, 2019
2020	$56,719
2021	52,313
2022	30,483
2023 and thereafter	—
Total from all customers	$139,515

In accordance with the disclosure provisions of ASC 606, the table above excludes estimated future revenues for performance obligations that are part of a contract that has an original expected duration of one year or less or a performance obligation with variable consideration that is recognized using the sales-based royalty exception for licenses of intellectual property. Additionally, $181.0 million of estimated future revenue is excluded from the table above, as that amount represents constrained variable consideration.

10. Related Party Transactions

Related Party Equity

See Note 6, "Stockholders' Deficit" for details of these related party equity transactions:
•November 2018 DSM Securities Purchase Agreement
•August 2017 DSM Offering

Related Party Debt

See Note 4, "Debt" for details of these related party debt transactions:
•DSM Note (also see Note 12, "Divestiture")
•2014 Rule 144A Convertible Notes
•August 2013 Financing Convertible Notes
•Foris LSA
•Foris $19 million Note
•Naxyris LSA

Related party debt was as follows:

	2019			2018
December 31, (in thousands)	Principal	Unaccreted Debt Discount	Net	Principal	Unaccreted Debt Discount	Net
DSM notes	$33,000	$(4,621)	$28,379	$25,000	$(6,311)	$18,689

Foris
Foris notes	115,351	(9,516)	105,835	—	—	—
2014 Rule 144A convertible notes	—	—	—	5,000	(181)	4,819
	115,351	(9,516)	105,835	5,000	(181)	4,819

Naxyris note	24,437	(822)	23,615	—	—	—

Temasek 2014 Rule 144A convertible note	—	—	—	10,000	(435)	9,565

Total 2014 Rule 144A convertible note	10,178	—	10,178	9,705	(422)	9,283
	$182,966	$(14,959)	$168,007	$49,705	$(7,349)	$42,356

The fair value of the derivative liabilities related to the related party Foris $19 million note, Foris LSA and Naxyris note as of December 31, 2019 and 2018 was $2.6 million and $0.0 million, respectively. The Company recognized losses from change in the fair value of these and previous debt-related derivative liabilities of $0.1 million and $8.5 million for the years ended December 31, 2019 and 2018, respectively; see Note 3, "Fair Value Measurement".

At December 31, 2018, Temasek was no longer a related party. However, the Company and Temasek were related parties when they entered into the 2014 Rule 144A convertible notes transaction, for which terms remained unchanged since the borrowing date.

Related Party Revenue

The Company recognized revenue from related parties and from all other customers as follows:

	2019				2018
Years Ended December 31, (In thousands)	Renewable Products	Licenses and Royalties	Grants and Collaborations	TOTAL	Renewable Products	Licenses and Royalties	Grants and Collaborations	TOTAL
Revenue from related parties:
DSM	$10	$49,051	$4,120	$53,181	$18	$5,958	$4,735	$10,711
Total	46	—	—	46	342	—	—	342
Novvi	—	—	—	—	—	—	—	—
Subtotal revenue from related parties	56	49,051	4,120	53,227	360	5,958	4,735	11,053
Revenue from all other customers	59,816	4,992	34,522	99,330	33,238	1,700	17,613	52,551
Total revenue from all customers	$59,872	$54,043	$38,642	$152,557	$33,598	$7,658	$22,348	$63,604

See Note 9, "Revenue Recognition" for details of the Company's revenue agreements with DSM.

Related Party Accounts Receivable

Related party accounts receivable was as follows:

December 31, (In thousands)	2019	2018
DSM	$3,868	$1,071
Novvi	—	188
Total	—	90
Related party accounts receivable, net	$3,868	$1,349

In addition to the amounts shown above, there were the following amounts on the consolidated balance sheet at December 31, 2019 and December 31, 2018, respectively:
•$0 and $8.0 million of unbilled receivables from DSM, in Accounts receivable, unbilled - related party;

•$1.2 million of unbilled receivables from DSM in Contract assets, noncurrent - related party; and
•$3.3 million and $4.3 million of contingent consideration receivable from DSM in Other assets.

Related Party Accounts Payable and Accrued Liabilities

Amounts due to DSM were as follows:
•Accounts payable and accrued and other current liabilities of $14.0 million and $2.1 million at December 31, 2019 and 2018, respectively; and
•Other noncurrent liabilities of $3.8 million and $3.6 million at December 31, 2019 and 2018, respectively.

Related Party DSM Transactions

The Company is party to the following significant agreements (and related amendments) with related party DSM:

Related to	Agreement	For Additional Information, See the Note Indicated
Debt	DSM Credit Agreement	4. Debt
Debt	2019 DSM Credit Agreement	4. Debt
Divestiture	November 2017 Quota Purchase Agreement	12. Divestiture
Divestiture	December 2017 DSM Transition Services Agreement	12. Divestiture
Equity	August 2017 DSM Offering	6. Stockholders' Deficit
Equity	November 2018 DSM Securities Purchase Agreement	6. Stockholders' Deficit
Revenue	July and September 2017 Collaboration and Licensing Agreements	9. Revenue Recognition
Revenue	December 2017 DSM Supply Agreement	9. Revenue Recognition
Revenue	December 2017 DSM Value Sharing Agreement, as amended	9. Revenue Recognition
Revenue	December 2017 DSM Performance Agreement	9. Revenue Recognition
Revenue	November 2017 Intellectual Property License Agreement	9. Revenue Recognition
Revenue	November 2018 Supply Agreement Amendment	9. Revenue Recognition

Concurrent with the sale of Amyris Brasil in December 2017, the Company and DSM entered into a series of commercial agreements including (i) a license agreement to DSM of its farnesene product for DSM to use in the Vitamin E and lubricant markets; (ii) a royalty agreement that DSM will pay the Company specified royalties representing a portion of the profit on the sale of Vitamin E produced from farnesene under the Nenter Supply Agreement assigned to DSM; (iii) a performance agreement, which provides an option for DSM to elect a technology transfer upon the achievement of certain development milestones associated with the optimization of farnesene strains; and (iv) a transition services agreement for the Company to provide finance, legal, logistics, and human resource services to support the Brotas facility under DSM ownership for a six-month period with a DSM option to extend for six additional months. See Note 12, “Divestiture” for further information regarding the sale of Amyris Brasil and the related commercial agreements. In addition, the Company entered into a credit agreement with DSM under which the Company borrowed $25 million; see Note 4, "Debt" for additional information.

In November 2018, the Company amended the supply agreement with DSM to secure capacity at the Brotas 1 facility for production of its alternative sweetener product through 2022. See Note 9, “Revenue Recognition” for information regarding the November 2018 Supply Agreement Amendment and the November 2018 DSM Securities Purchase Agreement. The Company also entered into other transactions with DSM in November 2018 which resulted in the Company (i) evaluating this series of November 2018 transactions and considering other certain transactions with DSM in 2018 as a combined arrangement, and (ii) determining and allocating the fair value to each element. The other transactions entered into concurrently with the November 2018 Supply Agreement Amendment and November 2018 DSM Securities Purchase Agreement included an agreement to finalize the working capital adjustments related to the Brotas 1 facility sale in December 2017 and an amendment to reduce the exercise price of the Cash Warrant issued to DSM in the August 2017 DSM Offering and to provide a waiver for any potential claims arising from failure to obtain consent prior to amending the exercise price of the August 2017 Vivo Cash Warrant in the August 2017 Warrant transaction.

The contractual consideration transferred to DSM under the combined arrangement was $34.7 million. The Company performed an analysis to determine the fair value of the elements and allocated the resulting $33.3 million total fair value as follows: (i) $24.4 million to the manufacturing capacity, (ii) $6.8 million to the legal settlement and related consent waiver and (iii) $2.1 million to the working capital adjustment. See Note 3, “Fair Value Measurement” for information related to this fair value allocation. The $1.4 million excess consideration transferred above the combined arrangement’s fair value was recorded as a reduction of royalty revenues in the year ended December 31, 2018. Of the $24.4 million fair value allocated to the manufacturing capacity, $3.3 million was recorded as deferred cost of products sold during 2018. Also, the Company paid an additional $14.1 million in manufacturing capacity fees during 2019, which were recorded as additional deferred cost of products sold. The remaining $7.0 million manufacturing capacity fees will be recorded as deferred cost of products sold in the period the additional payments are made to DSM. The deferred cost of products sold asset will be expensed on a units of production basis as products are sold over the five-year term of the supply agreement. On a quarterly basis, the Company evaluates its future production volumes for its sweetener product and adjusts the unit cost to be expensed over the remaining estimated production volume. The $6.8 million of fair value allocated to the legal settlement and related consent waiver was recorded as legal settlement expense for the year ended December 31, 2018. The $2.1 million of fair value allocated to the working capital adjustment was recorded as a loss on divestiture for the year ended December 31, 2018. The contractual consideration transferred to DSM exceeded the fair value of the elements received by $1.4 million and this excess was recorded as a reduction of licenses and royalties revenues in the three months ended December 31, 2018.

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

Under the Aprinnova Operating Agreement, profits from the operations of the Aprinnova JV, if any, are distributed as follows: (i) first, to the Company and Nikko (the Members) in proportion to their respective unreturned capital contribution balances, until each Member’s unreturned capital contribution balance equals zero and (ii) second, to the Members in proportion to their respective interests. In addition, any future capital contributions will be made by the Company and Nikko on an equal (50%/50%) basis each time, unless otherwise mutually agreed. For the year ended December 31, 2019, a $0.3 million distribution was made to Nikko and was recorded as a decrease in noncontrolling interest.

Pursuant to the Aprinnova JV Agreement, the Company and Nikko agreed to make initial working capital loans to the Aprinnova JV in the amounts of $0.5 million and $1.5 million, respectively, and again in 2019 with additional loans of $0.2 million each. Also in 2019, Nikko provided the Aprinnova JV with $1.2 million of short-term loans to purchase certain manufacturing supplies. These loans are described in more detail in Note 4, “Debt”. In addition, the Company agreed to guarantee a maximum production cost for squalane and hemisqualane to be produced by the Aprinnova JV and to bear any cost of production above such guaranteed costs.

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

December 31, (In thousands)	2019	2018
Assets	$17,390	$12,904
Liabilities	$3,690	$2,364

The Aprinnova JV's assets and liabilities are primarily comprised of inventory, property, plant and equipment, accounts payable and debt, which are classified in the same categories in the Company's consolidated balance sheets.

Office Sublease

The Company subleases certain office space to Novvi, for which the Company charged Novvi $0.6 million and $0.6 million for the years ended December 31, 2019 and 2018, respectively.

See Note 15, “Subsequent Events” for information regarding related party transactions subsequent to December 31, 2019.

11. Stock-based Compensation

Stock-based Compensation Expense Related to All Plans

Stock-based compensation expense related to all employee stock compensation plans, including options, restricted stock units and ESPP, was as follows:

Years Ended December 31, (In thousands)	2019	2018
Research and development	$2,900	$1,797
Sales, general and administrative	9,654	7,393
Total stock-based compensation expense	$12,554	$9,190

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

As of December 31, 2019 and 2018, options were outstanding to purchase 5,589,315 and 5,339,214 shares, respectively, of the Company's common stock granted under the 2010 Equity Plan, with weighted-average exercise prices per share of $8.89 and $9.62, respectively. In addition, as of December 31, 2019 and 2018, restricted stock units representing the right to receive 5,782,651 and 5,294,803 shares, respectively, of the Company's common stock granted under the 2010 Equity Plan were outstanding. As of December 31, 2019 and 2018, 3,815,625 and 2,359,750 shares, respectively, of the Company’s common stock remained available for future awards that may be granted under the 2010 Equity Plan.

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

As of December 31, 2019 and 2018, options to purchase 31,104 and 52,389 shares, respectively, of the Company’s common stock granted under the 2005 Plan remained outstanding, and as a result of the adoption of the 2010 Equity Plan discussed above, zero shares of the Company’s common stock remained available for future awards issuance under the 2005 Plan. The options outstanding under the 2005 Plan as of December 31, 2019 and 2018 had a weighted-average exercise price per share of $259.19 and $185.93, respectively.

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

Stock-based compensation expense for this award is recognized using a graded-vesting approach over the service period beginning at the grant date through December 31, 2022, as the Company’s management has determined that certain EBITDA milestones are probable of achievement over the next four years as of December 31, 2019, The Company utilized a Monte Carlo simulation to estimate the grant date fair value of each tranche of the award which totaled $5.1 million. For the years ended December 31, 2019 and 2018, the Company recognized $0 and $0.7 million, respectively, of compensation expense for this award. The assumptions used to estimate the fair value of this award with performance and market vesting conditions were as follows:

Stock Option Award with Performance and Market Vesting Conditions:
Fair value of the Company’s common stock on grant date	$5.08
Expected volatility	70%
Risk-free interest rate	2.75%
Dividend yield	0.0%

Stock Option Activity

Stock option activity is summarized as follows:

Year ended December 31,	2019	2018
Options granted	530,140	4,337,119
Weighted-average grant-date fair value per share	$3.83	$5.18
Compensation expense related to stock options (in millions)	$2.0	$2.6
Unrecognized compensation costs as of December 31 (in millions)	$4.5	$8.5

The Company expects to recognize the December 31, 2019 balance of unrecognized costs over a weighted-average period of 3.8 years. Future option grants will increase the amount of compensation expense to be recorded in these periods.

Stock-based compensation expense for stock options and employee stock purchase plan rights is estimated at the grant date and offering date, respectively, based on the fair-value using the Black-Scholes-Merton option pricing model. The fair value of employee stock options is amortized on a ratable basis over the requisite service period of the awards. The fair value of employee stock options and employee stock purchase plan rights was estimated using the following weighted-average assumptions:

Years Ended December 31,	2019	2018
Expected dividend yield	—%	—%
Risk-free interest rate	1.8%	2.8%
Expected term (in years)	6.9	6.9
Expected volatility	84%	80%

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

The Company’s stock option activity and related information for the year ended December 31, 2019 was as follows:

	Number of Stock Options	Weighted- average Exercise Price	Weighted-average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding - December 31, 2018	5,390,270	$11.55	8.5	$29
Options granted	530,140	$3.83
Options exercised	(7,445)	$3.60
Options forfeited or expired	(292,546)	$17.18
Outstanding - December 31, 2019	5,620,419	$10.27	7.8	$24
Vested or expected to vest after December 31, 2019	5,037,260	$10.88	7.7	$23
Exercisable at December 31, 2019	1,314,113	$27.46	6.1	$10

The aggregate intrinsic value of options exercised under all option plans was $0 and $0.2 million for the years ended December 31, 2019 and 2018, respectively, determined as of the date of option exercise.

Restricted Stock Units Activity and Expense

During the years ended December 31, 2019 and 2018, 2,996,660 and 5,452,664 RSUs, respectively, were granted with weighted-average service-inception date fair value per unit of $3.96 and $5.36, respectively. The Company recognized RSU-related stock-based compensation expense of $10.2 million and $6.4 million, respectively, for the years ended December 31, 2019 and 2018. As of December 31, 2019 and 2018, unrecognized RSU-related compensation costs totaled $22.3 million and $23.8 million, respectively.

Stock-based compensation expense for RSUs is measured based on the closing fair market value of the Company's common stock on the date of grant.

The Company’s RSU and restricted stock activity and related information for the year ended December 31, 2019 was as follows:

	Number of Restricted Stock Units	Weighted-average Grant-date Fair Value	Weighted-average Remaining Contractual Life (in years)
Outstanding - December 31, 2018	5,294,803	$5.50	1.4
Awarded	2,996,660	$3.96
Vested	(1,891,931)	$5.51
Forfeited	(616,881)	$4.84
Outstanding - December 31, 2019	5,782,651	$4.77	1.7
Vested or expected to vest after December 31, 2019	5,338,558	$4.78	1.6

ESPP Activity and Expense

During the years ended December 31, 2019 and 2018, 318,490 and 246,230 shares, respectively, of the Company's common stock were purchased under the 2010 ESPP. At December 31, 2019 and 2018, 263,797 and 199,463 shares, respectively, of the Company’s common stock remained reserved for issuance under the 2010 ESPP.

During the years ended December 31, 2019 and 2018, the Company also recognized ESPP-related stock-based compensation expense of $0.4 million and $0.2 million, respectively.

12. Divestiture

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

Concurrent with the sale of Amyris Brasil, the Company and DSM entered into a series of commercial agreements including (i) a license agreement to DSM of its farnesene product for DSM to use in the Vitamin E and lubricant markets; (ii) a royalty agreement, pursuant to which DSM agreed to pay the Company specified royalties representing a portion of the profit on the sale of Vitamin E produced from farnesene sold under the Nenter Supply Agreement assigned to DSM; (iii) a performance agreement for the Company to perform research and development to optimize farnesene for production and sale of farnesene products; and (iv) a transition services agreement for the Company to provide finance, legal, logistics, and human resource services to support the Brotas facility under DSM ownership for a six-month period with a DSM option to extend for six additional months (see Note 9, “Revenue Recognition” for additional information). At closing, DSM paid the Company a $27.5 million nonrefundable license fee and a $15.0 million nonrefundable royalty payment, and agreed to pay two additional future nonrefundable minimum annual royalty payments totaling $18.1 million for 2019 and 2020 royalties. These future payments were determined to be fixed and determinable with a fair value of $17.8 million and were included as part of the total consideration subject to allocation in the December 2017 multiple-element divestiture transaction with DSM. In June 2018, the Company received the 2019 non-refundable minimum royalty payment of $9.3 million (net of a $0.7 million early payment discount) and in March 2019, the Company received the 2020 payment of $7.4 million (net of a $0.7 million early payment discount). See Note 9, “Revenue Recognition” and Note 10, "Related Party Transactions" for a full listing and details of agreements entered into with DSM. Additionally, the Company and DSM entered into a $25.0 million credit agreement that the Company used to repay all outstanding amounts under the Guanfu Note; see Note 4, “Debt” for additional information.

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

13. Income Taxes

The components of loss before income taxes are as follows:

Years Ended December 31, (In thousands)	2019	2018
United States	$(227,614)	$(218,109)
Foreign	(14,524)	(12,125)
Loss before income taxes	$(242,138)	$(230,234)

The components of the provision for income taxes are as follows:

Years Ended December 31, (In thousands)	2019	2018
Current:
Federal	$621	$—
State	—	—
Foreign	8	—
Total current provision	629	—
Deferred:
Federal	—	—
State	—	—
Foreign	—	—
Total deferred benefit	—	—
Total provision for income taxes	$629	$—

A reconciliation between the statutory federal income tax and the Company’s effective tax rates as a percentage of loss before income taxes is as follows:

Years Ended December 31,	2019	2018
Statutory tax rate	(21.0)%	(21.0)%
Federal R&D credit	(0.7)%	(0.6)%
Derivative liability	4.7%	4.3%
Nondeductible interest	1.0%	1.0%
Other	2.4%	(0.1)%
Foreign losses	0.9%	0.9%
Change in valuation allowance	13.0%	15.5%
Effective income tax rate	0.3%	—%

Temporary differences and carryforwards that gave rise to significant portions of deferred taxes are as follows:

December 31, (In thousands)	2019	2018
Net operating loss carryforwards	$88,513	$57,921
Property, plant and equipment	8,239	9,269
Research and development credits	15,002	12,046
Foreign tax credit	—	—
Accruals and reserves	13,934	8,526
Stock-based compensation	6,164	6,496
Disallowed interest carryforward	7,072	2,359
Capitalized research and development costs	21,723	27,888
Intangible and others	2,503	3,114
Equity investments	304	156
Total deferred tax assets	163,454	127,775
Operating leases right-of-use assets	(2,643)	—
Debt discount and derivatives	(7,176)	(3,750)
Total deferred tax liabilities	(9,819)	(3,750)
Net deferred tax assets prior to valuation allowance	153,635	124,025
Less: valuation allowance	(153,635)	(124,025)
Net deferred tax assets	$—	$—

Activity in the deferred tax assets valuation allowance is summarized as follows:

(In thousands)	Balance at Beginning of Year	Additions	Reductions / Charges	Balance at End of Year
Deferred tax assets valuation allowance:
Year ended December 31, 2019	$124,025	$29,610	$—	$153,635
Year ended December 31, 2018	$81,086	$42,939	$—	$124,025

Recognition of deferred tax assets is appropriate when realization of such assets is more likely than not. Based on the weight of available evidence, especially the uncertainties surrounding the realization of deferred tax assets through future taxable income, the Company believes that it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, the Company has provided a full valuation allowance against its net deferred tax assets as of December 31, 2019 and 2018. The valuation allowance increased by $42.9 million during the year ended December 31, 2018 and increased by $29.6 million during the year ended December 31, 2019.

As of December 31, 2019, the Company had federal net operating loss carryforwards of approximately $411.3 million and state net operating loss carryforwards $158.1 million, available to reduce future taxable income, if any. The Internal Revenue Code of 1986, as amended, imposes restrictions on the utilization of net operating losses in the event of an “ownership change” of a corporation. Accordingly, a company’s ability to use net operating losses may be limited as prescribed under Internal Revenue Code Section 382 (IRC Section 382). Events that may cause limitations in the amount of the net operating losses that the Company may use in any one year include, but are not limited to, a cumulative ownership change of more than 50% over a three-year period. During the year ended December 31, 2019, the Company experienced a cumulative ownership change of greater than 50%. As such, net operating losses generated prior to that change are subject to an annual limitation on their use. Due to the limitations imposed, the Company wrote-off $396.5 million of federal NOL carryover and $90.6 million of state NOL carryover that is expected to expire before it can be utilized. Additionally, the Company wrote-off $14.4 million of its historical federal research and development credit carryovers as a result of the limitations. As of December 31, 2019, the Company had foreign net operating loss carryovers of approximately $22.0 million.

As of December 31, 2019, the Company had federal research and development credit carryforwards of $3.3 million and California research and development credit carryforwards of $15.2 million.

If not utilized, the federal net operating loss carryforward will begin expiring in 2034, and the California net operating loss carryforward will begin expiring in 2031. The federal research and development credit carryforwards will expire starting in 2037 if not utilized. The California research and development credit carryforwards can be carried forward indefinitely.

A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

(In thousands)
Balance at December 31, 2017	$28,833
Increases in tax positions for prior period	55
Increases in tax positions during current period	1,239
Balance at December 31, 2018	30,127
Increases in tax positions for prior period	—
Increases in tax positions during current period	1,411
Balance at December 31, 2019	$31,538

The Company’s policy is to include interest and penalties related to unrecognized tax benefits within the provision for taxes. The Company accrued $0.6 million and $0 for interest as of December 31, 2019 and 2018, respectively.

None of the unrecognized tax benefits, if recognized, would affect the effective income tax rate for any of the above years due to the valuation allowance that currently offsets deferred tax assets. The Company does not anticipate that the total amount of unrecognized income tax benefits will significantly increase or decrease in the next 12 months.

The Company’s primary tax jurisdiction is the United States. For United States federal and state tax purposes, returns for tax years 2006 and forward remain open and subject to tax examination by the appropriate federal or state taxing authorities. Brazil tax years 2011 and forward remain open and subject to examination.

As of December 31, 2019, the U.S. Internal Revenue Service (the IRS) has completed its audit of the Company for tax year 2008 and concluded that there were no adjustments resulting from the audit. While the statutes are closed for tax year 2008, the U.S. federal tax carryforwards (net operating losses and tax credits) may be adjusted by the IRS in the year in which the carryforward is utilized.

14. Geographical Information

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

Revenue

Revenue by geography, based on each customer's location, is shown in Note 9, "Revenue Recognition".

Property, Plant and Equipment

December 31, (In thousands)	2019	2018
United States	$13,799	$10,404
Brazil	14,277	6,447
Europe	854	198
	$28,930	$17,049

15. Subsequent Events

Warrants Exercises for Cash

On January 13, 2020 Foris Ventures, LLC (Foris), an entity affiliated with director John Doerr and which beneficially owns greater than 5% of the Company’s outstanding common stock, delivered to the Company an irrevocable notice of cash exercise with respect to a warrant to purchase 4,877,386 shares of the Company’s common stock at an exercise price of $2.87 per share, pursuant to a warrant issued by the Company on August 17, 2018. On January 14, 2020, the Company received approximately $14.0 million from Foris in connection with the warrant exercise representing 4,877,386 shares of common stock.

On March 11, 2020 Foris provided to the Company a notice of cash exercise to purchase 5,226,481 shares of the Company’s common stock at an exercise price of $2.87 per share, pursuant to the PIPE Rights (discussed in the January 2020 Private Placement section below) issued by the Company on January 31, 2020. On March 12, 2020, the Company received approximately $15.0 million from Foris in connection with the PIPE Rights exercise.

Exchange of Senior Convertible Notes Due 2022

On January 14, 2020, the Company completed the exchange, pursuant to separate exchange agreements (the Exchange Agreements) with certain private investors (the Holders), of the Company’s Senior Convertible Notes Due 2022 (or the Prior Notes) for (i) new senior convertible notes in an aggregate principal amount of $51 million (the New Notes or New Senior Convertible Notes due 2022), (ii) an aggregate of 2,742,160 shares of Common Stock (the Exchange Shares), (iii) rights (the Rights) to acquire up to an aggregate of 2,484,321 shares of Common Stock, (iv) warrants (the Warrants) to purchase up to an aggregate of 3,000,000 shares of Common Stock (the Warrant Shares) at an exercise price of $3.25 per share, with an exercise term of two years from issuance, (v) accrued and unpaid interest on the Senior Convertible Notes Due 2022 (payable on or prior to January 31, 2020) and (vi) cash fees in an aggregate amount of $1.0 million (payable on or prior to January 31, 2020).

The New Notes have substantially similar terms as the Prior Notes, except that (i) the Company would not be required to redeem the New Notes in an aggregate principal amount of $10 million on December 31, 2019, (ii) the Company would only be required to redeem the New Notes in an aggregate amount of $10 million following the receipt by the Company of at least $80 million of aggregate net cash proceeds from one or more financing transactions, and at a price of 107% of the amount being redeemed, (iii) the financing activity requirement was reduced such that the Company would only be required to raise aggregate net cash proceeds of $50 million from one or more financing transactions by January 31, 2020, (iv) the Company would have until January 31, 2020 to comply with certain covenants related to the repayment, conversion or exchange into equity or amendment of certain outstanding indebtedness of the Company, and (v) the deadline for the Company to seek the Stockholder Approval would be extended from January 31, 2020 to March 15, 2020.

On February 18, 2020, the Company and the Holders entered into separate waiver and forbearance agreements, (the W&F Agreements), pursuant to which the Holders agreed to, for 60 days following the date of the W&F Agreement, except in case of early termination of the W&F Agreement or, solely with respect to the Stockholder Approval if the other defaults described below have been cured on or prior to the date that is 60 days following the date of the W&F Agreement, until May 31, 2020 (the W&F Period), and in each case subject to certain conditions to effectiveness contained in the W&F Agreement, (i) forbear from exercising certain of their rights and remedies with respect to certain defaults by the Company, including, but not limited to, the Company's failure, on or before January 31, 2020, (A) to receive aggregated net cash proceeds of not less than $50 million from one or more financing transactions, (B) to repay in full or convert into equity all indebtedness outstanding under the Schottenfeld September Credit Agreement and the Schottenfeld November Credit and Security Agreement or amend all such indebtedness outstanding to fit within the definition of permitted indebtedness of the New Notes, and certain other events of default, and (ii) waive any event of default for (A) violations of the minimum liquidity covenant since December 31, 2019 and (B) failure to obtain the Stockholder Approval prior to March 15, 2020.

In addition, pursuant to the W&F Agreements, the Company and the Holders agreed that (i) the New Note amortization payment due on March 1, 2020 (the Amortization Payment) shall be in the aggregate amount of $10.0 million (split proportionally among the Holders) and that the Company shall elect to pay such amortization payment in shares of Common Stock in accordance with the terms of the New Note, provided however, that: (A) the Amortization Stock Payment Price (as defined in the New Note) shall be $3.00, (B) the Amortization Share Payment Period (as defined in the New Note) with respect to the Amortization Payment will end on April 30, 2020 rather than March 31, 2020; and (C) in the event that Holder does not elect to receive the full Amortization Share Amount (as defined in the New Note) during such Amortization Share Payment Period, then the Amortization Payment shall be automatically reduced by the portion of such Amortization Payment not received by the Holder, (ii) there shall be no amortization payment due on April 1, 2020, and (iii) the amortization payment due on May 1, 2020 shall be in the aggregate amount of $8.9 million (split proportionally among the Holders).

On February 24, 2020, a Holder of the Rights notified the Company about the exercise of the Rights for the issuance of an aggregate of 2,484,321 shares of common stock, which were issued by the Company according to the terms of the Senior Convertible Notes Due 2022.

January 2020 Warrant Amendments and Exercises, Debt Equitization and PIPE

As described below in further detail, on January 31, 2020, the Company completed a series of transactions that resulted in the Company (i) receiving $28.3 million in cash, (ii) reducing its aggregate debt principal by $60.0 million and accrued interest by approximately $10.0 million, (iii) issuing an aggregate of (A) 25,326,095 shares of common stock as a result of the exercise of outstanding warrants, and (B) 13,989,973 new shares of common stock in private placements, and (iv) issuing rights to purchase an aggregate of 18,649,961 shares of common stock, at an exercise price of $2.87 per share, for an exercise term of 12 months.

Warrant Amendments

On January 31, 2020, the Company entered into separate warrant amendment agreements (the Warrant Amendments) with Foris and certain other holders (the Warrant Holders) of the Company’s outstanding warrants to purchase shares of the Company’s common stock, pursuant to which the exercise price of certain warrants (the Amended Warrants) held by the Warrant Holders totaling 1.2 million shares and Foris totaling 10.2 million shares was reduced to $2.87 per share upon the exercise of the Amended Warrant.

Warrant Exercises by Certain Holders

In connection with the entry into the Warrant Amendments, on January 31, 2020 the Warrant Holders delivered to the Company irrevocable notices of cash exercise with respect to their Amended Warrants, representing an aggregate of 1,160,929 shares of Common Stock (the Warrant Amendment Shares), and the Company issued to the Holders rights to purchase an aggregate of 1,160,929 shares of Common Stock, at an exercise price of $2.87 per share, for an exercise term of twelve months from the January 31, 2020 issuance (the Rights). The Company received net proceeds of $3.3 million from the exercise of the Amended Warrants and issued to the Holders the Warrant Amendment Shares.

Warrant Exercise, Common Stock Purchase and Debt Equitization by Foris – Related Party

On January 31, 2020, the Company and Foris entered into a warrant exercise agreement (the Exercise Agreement) pursuant to which (i) Foris (A) exercised all of its then outstanding common stock purchase warrants (the Foris Warrants), totaling 19,287,780 shares of Common Stock (the Foris Warrant Shares), at a weighted average exercise price of approximately $2.84 per share (following the Warrant Amendments noted above) for an aggregate exercise price of $54.8 million (the Exercise Price), and (B) purchased 5,279,171 shares of Common Stock (the Foris Shares), at $2.87 per share for a total purchase price of $15.2 million (Purchase Price), (ii) Foris paid the Exercise Price and the Purchase Price through the cancellation of $70 million of principal and accrued interest owed by the Company to Foris under the Foris $19 million Note and the Foris LSA (as discussed in Note 4, "Debt") and (iii) the Company issued to Foris the Foris Shares and an additional right to purchase 8,778,230 shares of Common Stock at a purchase price of $2.87 per share, for a period of 12 months from the Exercise Agreement.

January 2020 Private Placement

On January 31, 2020 the Company entered into separate Security Purchase Agreements (the Purchase Agreements) with certain accredited investors (the Investors), including Foris, for the issuance and sale of an aggregate of 8,710,802 shares of Common Stock (the PIPE Shares) and rights to purchase an aggregate of 8,710,802 shares of Common Stock (the PIPE Rights) at a purchase price of $2.87 per share, for a period of 12 months for an aggregate purchase price of $25 million.

Evergreen Shares for 2010 Equity Incentive Plan and 2010 Employee Stock Purchase Plan

In February 2020, the Company's Board of Directors (the Board) approved increases to the number of shares available for issuance under the Company's 2010 Equity Incentive Plan (the Equity Plan) and 2010 Employee Stock Purchase Plan (the Purchase Plan). These shares in connection with the Equity Plan represented an automatic annual increase in the number of shares available for grant and issuance under the Equity Plan of 5,887,133 shares and under the Purchase Plan of 588,713 shares. These increases correspond to approximately 5.0% and 0.5%, respectively, of the total outstanding shares of the Company’s common stock as of December 31, 2019. These automatic increases are effective as of January 1, 2020.

Schottenfeld Forbearance Agreement

The Company and Schottenfeld Opportunities Fund II, L.P. (Schottenfeld) and certain of its affiliates (collectively, the Lenders) are parties (i) to certain Credit Agreements, each dated September 10, 2019 (collectively, the September Credit Agreements) and (ii) to a Credit and Security Agreement, dated November 14, 2019 (the CSA, and collectively with the September Credit Agreements, the Credit Agreements), pursuant to which the Company issued to the Lenders certain notes (the September Notes and the November Notes, respectively, and collectively, the Schottenfeld Notes) and warrants (the September Warrants and the November Warrants, respectively, and collectively, the Shottenfeld Warrants) to purchase shares (the Warrant Shares) of the Company’s common stock. See Not 4, “Debt” for further information.

On February 28, 2020, the Company entered into a forbearance agreement with the Lenders, pursuant to which the Lenders would forbear, for 60 days from the date of the Forbearance Agreement, unless terminated earlier (the Forbearance Period), to exercise certain rights under the Credit Agreement as a result of the Company’s defaults under the Credit Agreements and related Schottenfeld Notes, including the failure of the Company to (i) to pay all principal and accrued interest on the November Notes at the maturity date, (ii) the failure to pay on or before December 31, 2019, all accrued and unpaid interest through December 31, 2019 on the September Notes, and (iii) the failure, on or before December 15, 2019, to convert or exchange at least $60 million, but not less than 100%, of certain junior outstanding indebtedness into equity in the Company, and certain other events of default. Under the forbearance agreement the Company agreed to (i) pay a late fee of 5% on any obligations under the November Notes not paid in full on or before the last day of the Forbearance Period; (ii) pay on or prior to the earliest to occur of April 19, 2020 or the last day of the Forbearance Period, (A) all interest due pursuant to the November Notes and the September Notes, plus all interest accruing on such unpaid interest, plus all interest accrued on account of the November Notes and the September Notes from the date of the Forbearance Agreement through the date of such payment, and (B) a forbearance fee in the amount of $150,000; (iii) pay, upon signature of the Forbearance Agreement, $150,000 as a partial payment of the interest that has accrued pursuant to the November Notes and the September Notes as of the date of the Forbearance Agreement; (iv) amended the Schottenfeld Warrants to (A) reduce the exercise price of each Schottenfeld Warrant to $2.87 per share, and (B) with respect to the November Warrants, extend the deadline to register the Warrant Shares for resale by the holders thereof.

Ginkgo Waiver Agreement

On March 11, 2020, the Company and Ginkgo Bioworks, Inc. (Ginkgo) entered into a Waiver Agreement and Amendment to Partnership Agreement (the Ginkgo Waiver), pursuant to the terms of (i) the Ginkgo promissory note dated October 20, 2017, issued by the Company to Ginkgo (as amended, the Ginkgo Note), (ii) the Ginkgo Partnership Agreement, dated October 20, 2017, by and between the Company and Ginkgo, and (iii) the Waiver Agreement and Amendment to Ginkgo Note, dated September 29, 2019, by and between the Company and Ginkgo.

Ginkgo agreed to (i) waive the Company’s failure (a) to pay past due interest and partnership payments, including interest thereon of $6.7 million, and (b) to comply with a reporting covenant prior to March 31, 2020, (iii) to make a prior waiver fee payment of $0.5 million on December 15, 2019, (ii) waive any cross defaults due to events of default under other debt obligations by the Company, and (iii) amend payments on the Ginkgo Partnership Agreement beginning on March 31, 2020 to a monthly payment of $0.5 million through and including October 31, 2021.

Total Note Extension Agreement

On March 11, 2020, the Company and Total Raffinage Chimie (Total) entered into a Senior Convertible Note Maturity Extension Agreement that resulted in the reissuance of the December 20, 2019 promissory note under which the Company owed Total $10.2 million plus accrued interest. Under the terms of the Senior Convertible Note Maturity Extension Agreement, the Company paid Total $1.5 million to satisfy all accrued but unpaid interest and to reduce the principal balance of the reissued note by $1.1 million. The reissued note has (i) a maturity date of March 31, 2020, (ii) a $9.1 million principal amount due, (iii) accrues interest at a rate of 12.0% per annum maturity date and (iv) terms substantially identical to the December 20, 2019 promissory note.

Nikko Amendment to Loan Agreement

On March 12, 2020, the Company and Nikko Chemicals Co. Ltd. (Nikko), entered into an amendment to the Loan Agreement dated December 19, 2019, under which the Company borrowed $4.5 million from Nikko (the Nikko Loan). Under the terms of the amendment, the Company paid Nikko $0.5 million to reduce the principal balance of the Loan Agreement to $4.0 million, the maturity date of the amended Loan Agreement was extended to March 31, 2020, with an increase in the interest rate to 8.0% per annum, and other terms substantially identical to the December 19, 2019 Nikko Loan.

Selected Quarterly Financial Data

Not applicable for smaller reporting companies.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

(a)Evaluation of Disclosure Controls and Procedures

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

In connection with the preparation of this Annual Report on Form 10-K, we carried out an evaluation under the supervision of and with the participation of management, including our CEO and CFO, as of December 31, 2019, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon this evaluation, our CEO and CFO concluded that as of December 31, 2019, our disclosure controls and procedures were not effective because of the material weakness in our internal control over financial reporting described below.

To address the material weakness described below, management performed additional analysis and other procedures to ensure that our consolidated financial statements were prepared in accordance with U.S. GAAP. Accordingly, management believes that the consolidated financial statements and disclosures included in this Annual Report on Form 10-K fairly present, in all material respects, in accordance with U.S. GAAP, our financial position, results of operations and cash flows for the periods presented.

(b)Management’s Annual Report on Internal Control over Financial Reporting

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

Management, under the supervision of our CEO and CFO, and oversight of the board of directors, conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2019, based on the criteria set forth in Internal Control–Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO 2013 Framework). Based on this assessment, management has identified the following control deficiency as follows:

•The Company did not have an effective internal and external information and communication process to ensure that relevant and reliable information was communicated timely across the organization, to enable financial personnel to effectively carry out their financial reporting and internal control roles and responsibilities.

As a consequence of the ineffective communication components, the Company did not design, implement, and maintain effective control activities at the transaction level over debt-related liability accounts to mitigate the risk of material misstatement in financial reporting, specifically:

•The Company did not design and operate effective controls over significant non-routine transactions related to certain debt-related contractual obligations.

The control deficiency creates a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements would not be prevented or detected on a timely basis. Therefore, we concluded that this control deficiency is a material weakness and our internal control over financial reporting is not effective as of December 31, 2019.

The Company’s independent registered public accounting firm, Macias, Gini & O’Connell, LLP, who audited the consolidated financial statements included in this annual report, has issued an adverse audit report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019, as shown below. Macias, Gini & O’Connell, LLP's report on the consolidated financial statements appears under Part II, Item 8 of this Annual Report on Form 10-K.

(c)Changes in Internal Control over Financial Reporting

Except for the material weakness discussed above in this Item 9A that were identified in the fourth quarter (and that arose in an earlier period), there were no changes in our internal control over financial reporting during the fourth quarter of 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(d)Remediation Plan

Management has begun implementing a plan to assess risks of material misstatement over financial reporting, including the enhancement of internal control activities. The plan will be accomplished by the execution of the following:

•Management will enhance internal communication processes through the formalization of internal control documentation.

We believe these activities will remediate the control deficiency identified above and strengthen our internal control over financial reporting. Management, with the oversight of the Audit Committee, has dedicated incremental resources to successfully implement and test effectiveness of the enhanced controls throughout 2020.

As we continue to evaluate and work to improve our internal control over financial reporting, management may determine to take additional measures to address control deficiencies or determine to modify the remediation plan described above. We cannot be certain, however, that we will effectively remediate such material weakness or when we will do so, nor can we be certain of whether additional actions will be required or the costs of any such actions. In designing and evaluating disclosure controls and procedures and internal control over financial reporting, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures and internal control over financial reporting must reflect the fact that there are resource constraints and that management is required to apply judgement in evaluating the benefits of possible controls and procedures relative to their cost.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Amyris, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Amyris, Inc. and Subsidiaries (the “Company”) as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.

We do not express an opinion or any other form of assurance on management’s statements referring to any corrective actions taken by the company after the date of management’s assessment.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets as of December 31, 2019 and 2018 and the related consolidated statement of operations, comprehensive loss, stockholders’ deficit and mezzanine equity and cash flow for each of the two years in the period ended December 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements”) and our report dated March 13, 2020 expressed an unqualified opinion thereon.

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

We conducted our audit of internal control over financial reporting in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. A material weakness has been identified and an identification of the material weakness described in management’s assessment in Item 9A. The material weakness related to information and communication, as to the lack of processes to ensure that relevant and reliable information was communicated timely across the organization, to enable financial personnel to effectively carry out their financial reporting and internal control roles and responsibilities.

This material weakness contributed to the Company not retaining the required documentation to demonstrate the consistent and timely operation of the controls at a sufficient level of precision to prevent and detect potential misstatements and did not design and operate effective controls over complex, significant, non-routine transactions related to certain debt-related contractual obligations. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2019 consolidated financial statements, and this report does not affect our report dated March 13, 2020 on those financial statements.

Definition and Limitations of Internal Control over Financial Reporting

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with both generally accepted accounting principles and regulatory reporting instructions. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with both generally accepted accounting principles and regulatory reporting instructions, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Macias Gini & O’Connell LLP

San Francisco, California
March 13, 2020

ITEM 9B. OTHER INFORMATION

None.

PART III

Certain information required by Part III is omitted from this Form 10-K because the registrant will file with the U.S. Securities and Exchange Commission a definitive proxy statement pursuant to Regulation 14A of the Exchange Act in connection with the solicitation of proxies for the Company’s 2020 Annual Meeting of Stockholders (the 2020 Proxy Statement) within 120 days after the end of the fiscal year covered by this Form 10-K, and certain information included therein is incorporated herein by reference.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required under this Item 10 is incorporated by reference to the 2020 Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION

The information required under this Item 11 is incorporated by reference to the 2020 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required under this Item 12 is incorporated by reference to the 2020 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required under this Item 13 is incorporated by reference to the 2020 Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required under this Item 14 is incorporated by reference to the 2020 Proxy Statement.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

We have filed the following documents as part of this Annual Report on Form 10-K:

1.Financial Statements: See "Index to Consolidated Financial Statements" in Part II, Item 8 of this Annual Report on Form 10-K.

2.Financial Statement Schedule:
a.Allowance for doubtful accounts: see Note 2, "Balance Sheet Details" in Part II, Item 8 of this Annual Report on Form 10-K.
b.Deferred tax assets valuation allowance: see Note 13, "Income Taxes" in Part II, Item 8 of this Annual Report on Form 10-K.

3.Exhibits: See "Index to Exhibits" below.

INDEX TO EXHIBITS

Exhibit
No.	Description
2.01 [a]	Quota Purchase Agreement, dated November 17, 2017, among registrant, AB Technologies LLC and DSM Produtos Nutricionais Brasil S.A.
2.02	Amendment No. 1, dated December 28, 2017, to the Quota Purchase Agreement, dated November 17, 2017, among registrant, AB Technologies LLC and DSM Produtos Nutricionais Brasil S.A.
2.03	Amendment No. 2, dated April 16, 2019, to the Quota Purchase Agreement, dated November 17, 2017, among registrant, AB Technologies LLC and DSM Produtos Nutricionais Brasil S.A.
2.04 [b]	Equity Purchase Agreement, dated October 31, 2019, between registrant and Cosan US, Inc.
3.01	Restated Certificate of Incorporation
3.02	Certificate of Amendment, dated May 9, 2013, to Restated Certificate of Incorporation
3.03	Certificate of Amendment, dated May 12, 2014, to Restated Certificate of Incorporation
3.04	Certificate of Amendment, dated September 18, 2015, to Restated Certificate of Incorporation
3.05	Certificate of Amendment, dated May 18, 2016, to Restated Certificate of Incorporation
3.06	Certificate of Amendment, dated June 5, 2017, to Restated Certificate of Incorporation
3.07	Form of Certificate of Designation of Preferences, Rights and Limitations of Series A 17.38% Convertible Preferred Stock (found at Exhibit A-1, herein)
3.08	Form of Certificate of Designation of Preferences, Rights and Limitations of Series B 17.38% Convertible Preferred Stock (found at Exhibit A-2, herein)
3.09	Certificate of Amendment of the Certificate of Designation of Preferences, Rights and Limitations of Series B 17.38% Convertible Preferred Stock of Amyris, Inc.
3.10	Form of Certificate of Designation of Preferences, Rights and Limitations of Series C Convertible Preferred Stock (found at Exhibit A-3, herein)
3.11	Form of Certificate of Designation of Preferences, Rights and Limitations of Series D Convertible Preferred Stock (found at Exhibit E, herein)
3.12	Restated Bylaws
4.01	Specimen of Common Stock Certificate
4.02	Form of certificate representing the Series A 17.38% Convertible Preferred Stock (found at Exhibit D, herein)
4.03	Form of certificate representing the Series B 17.38% Convertible Preferred Stock (found at Exhibit D, herein)
4.04	Form of certificate representing the Series C Convertible Preferred Stock (found at Exhibit D, herein)
4.05	Form of certificate representing the Series D Convertible Preferred Stock
4.06 [a]	Amended and Restated Letter Agreement re: Certain Registration Rights dated May 8, 2014 between registrant and the purchasers listed therein
4.07	Warrant to Purchase Stock, dated December 23, 2011, issued to ATEL Ventures, Inc.
4.08 [a]	Side Letter, dated June 21, 2010, between registrant and Total Gas & Power USA, SAS
4.09	Agreement, dated February 23, 2012, among registrant, Maxwell (Mauritius) Pte Ltd, Naxyris SA, Biolding Investment S.A., and Sualk Capital Ltd.
4.10	Securities Purchase Agreement, dated July 24, 2015, between registrant and the Purchasers listed therein
4.11 [c]	Warrant to Purchase Stock issued July 29, 2015 by registrant to Total Energies Nouvelles Activités USA
4.12	Exchange Agreement, dated July 26, 2015, between registrant and the investors listed therein

4.13	Letter Agreement dated as of July 29, 2015 among registrant and registrant’s security holders listed therein
4.14	Warrant to Purchase Stock issued July 29, 2015 by registrant to Total Energies Nouvelles Activités USA
4.15	Warrant to Purchase Stock issued July 29, 2015 by registrant to Maxwell (Mauritius) Pte Ltd
4.16	Warrant to Purchase Stock issued July 29, 2015 by registrant to Maxwell (Mauritius) Pte Ltd
4.17	Registration Rights Agreement, dated October 20, 2015, between registrant and registrant’s security holders listed therein
4.18	Note and Warrant Purchase Agreement, dated February 12, 2016, between registrant and the purchasers listed therein
4.19 [d]	Warrant to Purchase Stock issued February 12, 2016 by registrant to Foris Ventures, LLC
4.20	Securities Purchase Agreement, dated April 8, 2016, between registrant and Bill & Melinda Gates Foundation
4.21	Letter Agreement re Charitable Purposes and Use of Funds, dated April 8, 2016, between registrant and the Bill & Melinda Gates Foundation
4.22	Warrant to Purchase Stock issued November 16, 2016 by registrant to Nenter & Co., Inc.
4.23	Purchase Money Promissory Note issued December 19, 2016 by registrant to Nikko Chemicals Co. Ltd.
4.24	Form of Securities Purchase Agreement, dated May 8, 2017, between registrant and the other parties thereto
4.25	Amendment No. 1, dated May 30, 2017 to Securities Purchase Agreement, dated May 8, 2017, between registrant and the other parties thereto
4.26	Form of Common Stock Purchase Warrant (Cash Warrant) issued May 11, 2017 by registrant to the purchasers thereof (found at Exhibit C-1, herein)
4.27	Form of Common Stock Purchase Warrant (Dilution Warrant) issued May 11, 2017 by registrant to the purchasers thereof (found at Exhibit C-2, herein)
4.28	Securities Purchase Agreement, dated May 31, 2017, between registrant and the investor named therein
4.29	Securities Purchase Agreement, dated August 2, 2017, between registrant and DSM International B.V.
4.30	Securities Purchase Agreement, dated August 2, 2017, between registrant and affiliates of Vivo Capital LLC
4.31	Form of Common Stock Purchase Warrant (Cash Warrant) issued August 7, 2017 by registrant to DSM International B.V. (found at Exhibit B-1, herein)
4.32	Form of Common Stock Purchase Warrant (Dilution Warrant) issued August 7, 2017 by registrant to DSM International B.V. (found at Exhibit B-2, herein)
4.33	Form of Stockholder Agreement, dated August 3, 2017, between registrant and affiliates of Vivo Capital LLC (found at Exhibit C, herein)
4.34	Common Stock Purchase Warrant (Cash Warrant), issued May 31, 2017, by registrant to the investor named therein
4.35	Common Stock Purchase Warrant (Dilution Warrant), issued May 31, 2017, by registrant to the investor named therein
4.36 [a]	Stockholder Agreement, dated May 11, 2017, between registrant and DSM International B.V.
4.37 [a]	Amended and Restated Stockholder Agreement, dated August 7, 2017, between registrant and DSM International B.V.
4.38	Promissory Note issued October 20, 2017 by registrant to Ginkgo Bioworks, Inc.
4.39	Note issued December 28, 2017 by registrant to DSM Finance BV
4.40	Warrant Exercise Agreement, dated August 17, 2018, between registrant and Foris Ventures, LLC
4.41	Warrant Exercise Agreement, dated August 17, 2018, between registrant and Vivo Capital Fund VIII, L.P.
4.42	Warrant Exercise Agreement, dated August 17, 2018, between registrant and Vivo Capital Surplus Fund VIII, L.P.
4.43	Common Stock Purchase Warrant issued August 17, 2018 by registrant to Foris Ventures, LLC

4.44	Common Stock Purchase Warrant issued August 17, 2018 by registrant to Vivo Capital Fund VIII, L.P.
4.45	Common Stock Purchase Warrant issued August 17, 2018 by registrant to Vivo Capital Surplus Fund VIII, L.P.
4.46	Common Stock Purchase Warrant issued August 20, 2018 by registrant to Vivo Capital Fund VIII, L.P.
4.47	Common Stock Purchase Warrant issued August 20, 2018 by registrant to Vivo Capital Surplus Fund VIII, L.P.
4.48	Securities Purchase Agreement, dated November 19, 2018, between registrant and DSM International B.V.
4.49	Securities Purchase Agreement, dated December 6, 2018, among registrant and the investors named therein
4.50	Form of Registration Rights Agreement, dated December 10, 2018, among registrant and the investors party thereto (found at Exhibit B, herein)
4.51	Promissory Note issued April 8, 2019 by registrant to Foris Ventures, LLC
4.52	Securities Purchase Agreement, dated April 15, 2019, between registrant and Foris Ventures, LLC
4.53	Common Stock Purchase Warrant issued April 16, 2019 by registrant to Foris Ventures, LLC
4.54	Warrant Amendment Agreement, dated April 26, 2019, between registrant and Foris Ventures, LLC
4.55	Form of Security Purchase Agreement, dated April 24, April 26 or April 29, 2019, between registrant and certain accredited investors
4.56	Form of Common Stock Purchase Warrant issued April 26, April 29 or May 3, 2019 by registrant to certain accredited investors (found at Exhibit A, herein)
4.57	Common Stock Purchase Warrant issued May 10, 2019 by registrant to LMAP KAPPA Limited
4.58	Common Stock Purchase Warrant issued May 10, 2019 by registrant to Silverback Opportunistic Credit Master Fund Limited
4.59	Warrant to Purchase Common Stock issued May 14, 2019 by registrant to Foris Ventures, LLC
4.60	Form of Senior Convertible Note issued May 15, 2019 by registrant to CVI Investments, Inc. (found at Exhibit A, herein)
4.61	Form of Common Stock Purchase Warrant issued May 15, 2019 by registrant to CVI Investments, Inc. (found at Exhibit B, herein)
4.62	Senior Convertible Note issued May 15, 2019 by registrant to Total Raffinage Chimie
4.63	Senior Convertible Note Maturity Extension, dated June 20, 2019, between registrant and Total Raffinage Chimie
4.64	Promissory Note issued June 11, 2019 by registrant to Foris Ventures, LLC
4.65	Form of Senior Convertible Note issued June 24, 2019 by registrant to B. Riley FBR, Inc. (found at Exhibit A, herein)
4.66	Form of Common Stock Purchase Warrant issued June 24, 2019 by registrant to B. Riley FBR, Inc. (found at Exhibit B, herein)
4.67	Form of Common Stock Purchase Warrant issued July 8, 2019 by registrant to Wolverine Flagship Fund Trading Limited (found at Exhibit A, herein)
4.68	Promissory Note issued July 10, 2019 by registrant to Foris Ventures, LLC
4.69	Warrant Amendment Agreement, dated July 10, 2019, between registrant and Foris Ventures, LLC
4.70	Senior Convertible Note Maturity Extension, dated July 24, 2019, between registrant and Total Raffinage Chimie
4.71	Form of Senior Convertible Note issued July 24, 2019 by registrant to CVI Investments, Inc. (found at Exhibit A, herein)
4.72	Form of Common Stock Purchase Warrant issued July 24, 2019 by registrant to CVI Investments, Inc. (found at Exhibit B, herein)
4.73	Promissory Note issued July 26, 2019 by registrant to Foris Ventures, LLC
4.74	Common Stock Purchase Warrant issued August 14, 2019 by registrant to Naxyris S.A.
4.75	Common Stock Purchase Warrant issued August 14, 2019 by registrant to Foris Ventures, LLC

4.76	Promissory Note issued August 28, 2019 by registrant to Foris Ventures, LLC
4.77	Common Stock Purchase Warrant issued August 28, 2019 by registrant to Foris Ventures, LLC
4.78	Warrant Amendment Agreement, dated August 28, 2019, between registrant and Foris Ventures, LLC
4.79	Warrant Amendment Agreement, dated August 28, 2019, between registrant and Foris Ventures, LLC
4.80	Senior Convertible Note Maturity Extension, dated September 4, 2019, between registrant and Total Raffinage Chimie
4.81	Form of Promissory Note issued September 10, 2019 by registrant to certain accredited investors (found at Exhibit A, herein)
4.82	Form of Common Stock Purchase Warrant issued September 10, 2019 by registrant to certain accredited investors
4.83	Form of Promissory Note issued September 17, 2019, September 19, 2019 and September 23, 2019 by registrant to DSM Finance B.V.
4.84	Form of Senior Convertible Note issued November 14, 2019 by registrant to certain accredited investors (found at Exhibit A, herein)
4.85	Common Stock Purchase Warrant November 14, 2019 by registrant to certain accredited investors
4.86	Form of Common Stock Purchase Agreement issued November 15, 2-10 by registrant to certain accredited investors
4.87	Promissory Note issued November 27, 2019 by registrant to Foris Ventures, LLC
4.88	Common Stock Purchase Warrant issued November 27, 2019 by registrant to Foris Ventures, LLC
4.89	Form of Senior Convertible Note due 2022 issued by Registrant to certain accredited investors
4.90	Description of Registrant’s Securities Registered Under Section 12 of the Exchange Act
10.01	Lease, dated August 22, 2007, between registrant and ES East Associates, LLC
10.02	First Amendment, dated March 10, 2008, to Lease, dated August 22, 2007, between registrant and ES East Associates, LLC
10.03	Second Amendment, dated April 25, 2008, to Lease, dated August 22, 2007, between registrant and ES East Associates, LLC
10.04	Third Amendment, dated July 31, 2008, to Lease, dated August 22, 2007, between registrant and ES East Associates, LLC
10.05	Fourth Amendment, dated November 14, 2009, to Lease, dated August 22, 2007, between registrant and ES East Associates, LLC
10.06	Fifth Amendment, dated October 15, 2010, to Lease, dated August 22, 2007, between registrant and ES East, LLC
10.07	Sixth Amendment, dated April 30, 2013, to Lease, dated August 22, 2007, between registrant and ES East, LLC
10.08	Lease dated April 25, 2008 between registrant and EmeryStation Triangle, LLC
10.09	Letter, dated April 25, 2008, amending Lease between registrant and EmeryStation Triangle, LLC
10.10	Second Amendment, dated February 5, 2010, to Lease, dated April 25, 2008, between registrant and EmeryStation Triangle, LLC
10.11	Third Amendment, dated May 1, 2013, to Lease, dated April 25, 2008, between registrant and EmeryStation Triangle, LLC
10.12	Pilot Plant Expansion Right Letter dated December 22, 2008 between registrant and EmeryStation Triangle, LLC
10.13	Lease Agreement, dated August 10, 2011, between Amyris Brasil Ltda. And Techno Park Empreendimentos e Administração Imobiliária Ltda.
10.14	First Amendment, dated July 31, 2013, to Lease Agreement, dated August 10, 2011, between Amyris Brasil Ltda. And Techno Park Empreendimentos e Administração Imobiliária Ltda.
10.15	Second Amendment, dated October 31, 2015, to Lease Agreement, dated August 10, 2011, between Amyris Brasil Ltda. And Techno Park Empreendimentos e Administração Imobiliária Ltda.
10.16	Third Amendment, dated March 30, 2016, to Lease Agreement, dated August 10, 2011, between Amyris Brasil Ltda. And Techno Park Empreendimentos e Administração Imobiliária Ltda.

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
10.19 ae
Fourth Amendment, dated March 3, 2015, to the Private Instrument of Non-Residential Real Estate Lease Agreement, dated March 31, 2008, among Amyris Brasil Ltda., Lucius Tomasiello and Mauricio Tomasiello

10.20 [e]
Fifth Amendment, dated September 22, 2015, to the Private Instrument of Non-Residential Real Estate Lease Agreement, dated March 31, 2008, among Amyris Brasil Ltda., Lucius Tomasiello and Mauricio Tomasiello

10.21 [e]
Sixth Amendment, dated October 17, 2016, to the Private Instrument of Non-Residential Real Estate Lease Agreement, dated March 31, 2008, among Amyris Brasil Ltda., Lucius Tomasiello and Mauricio Tomasiello

10.22 [e]
Seventh Amendment, dated September 25, 2017, to the Private Instrument of Non-Residential Real Estate Lease Agreement, dated March 31, 2008, among Amyris Brasil Ltda., Lucius Tomasiello and Mauricio Tomasiello

10.23 [e]
Eight Amendment, dated December 9, 2019, to the Private Instrument of Non-Residential Real Estate Lease Agreement, dated March 31, 2008, among Amyris Brasil Ltda., Lucius Tomasiello and Mauricio Tomasiello

10.24 [e]	Lease Agreement, dated May 1, 2010, between São Martinho S.A. and SMA Indústria Química S.A.
10.25 [e]	Amendment No. 2, dated August 31, 2015, to the Lease Agreement, dated May 1, 2010, between São Martinho S.A. and SMA Indústria Química S.A.
10.26 [e]	Amendment No. 3, dated September 1, 2016, to the Lease Agreement, dated May 1, 2010, between São Martinho S.A. and SMA Indústria Química Ltda. (f.k.a. SMA Indústria Química S.A.)
10.27 [e]	Amendment No. 4, dated December 26, 2017, to the Lease Agreement, dated May 1, 2010, between São Martinho S.A. and SMA Indústria Química Ltda. (f.k.a. SMA Indústria Química S.A.)
10.28 [a]	Partnership Agreement, dated October 20, 2017, between registrant and Ginkgo Bioworks, Inc.
10.29	Credit Agreement, dated December 28, 2017, between registrant and DSM Finance BV
10.30 [a]	Joint Venture Agreement, dated December 6, 2016, among registrant, Nikko Chemicals Co. Ltd., and Nippon Surfactant Industries Co., Ltd.
10.31 [a]	First Amended and Restated LLC Operating Agreement of Aprinnova, LLC (f/k/a Neossance, LLC) dated December 6, 2016
10.32	Loan and Security Agreement, dated June 29, 2018, among the registrant, certain subsidiaries of the registrant and GACP Finance Co., LLC
10.33
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

10.36
Amendment No. 4, dated April 4, 2019, to Loan and Security Agreement, dated June 29, 2018, among registrant, certain of registrant’s subsidiaries and GACP Finance Co., LLC, as administrative agent and lender

10.37	Amendment No 5 to Loan Agreement and Waiver, dated August 14, 2019, among registrant, certain of registrant’s subsidiaries and Foris Ventures, LLC
10.38 b	Supply Agreement, dated December 28, 2017, between registrant and DSM Produtos Nutricionais Brasil S.A.
10.39 b	Amendment No. 1, dated November 19, 2018, to Supply Agreement, dated December 28, 2017, between registrant and DSM Nutritional Products AG, as assignee of DSM Produtos Nutricionais Brasil S.A.

10.40	Amendment No. 2, dated April 16, 2019, to Supply Agreement, dated December 28, 2017 between registrant and DSM Nutritional Products AG, as assignee of DSM Produtos Nutricionais Brasil S.A.
10.41	Amendment No. 3, dated October 3, 2019, to Supply Agreement, dated December 28, 2017, between registrant and DSM Nutritional Products AG, as assignee of DSM Produtos Nutricionais Brasil S.A.
10.42	Assignment Agreement, dated December 31, 2018, between registrant and Hangzhou Xinfu Science & Tech Co. Ltd
10.43	Lease Agreement, dated May 10, 2019, between Amyris Brotas Fermemtação de Performance Ltda. and Raízen Energia S.A.
10.44	Credit Agreement, dated April 8, 2019, between registrant and Foris Ventures, LLC
10.45	Loan Purchase Agreement, dated April 15, 2019, among registrant, GACP Finance Co., LLC and Foris Ventures, LLC
10.46	Assignment and Assumption Agreement, dated April 16, 2019, among registrant, DSM Nutritional Products AG and DSM Nutritional Products Europe Ltd.
10.47	Joint Venture Agreement dated May 10, 2019, among registrant, Amyris Brotas Fermentacao de Performance Ltda. and Raizen Energia S.A.
10.48	Exchange Agreement, dated May 10, 2019, between registrant and Foris Ventures, LLC
10.49	Exchange Agreement, dated May 10, 2019, among registrant and Silverback Asset Management, LLC
10.50	Exchange Agreement, dated May 13, 2019, between registrant and Maxwell (Mauritius) Pte Ltd.
10.51	Exchange Agreement, dated May 15, 2019, between registrant and Total Raffinage Chimie
10.52	Exchange Agreement, dated May 15, 2019, between registrant and CVI Investments, Inc.
10.53	Credit Agreement, dated June 11, 2019, between registrant and Foris Ventures, LLC
10.54	Exchange Agreement, dated June 24, 2019, between registrant and B. Riley FBR, Inc.
10.55	Consulting Agreement, dated May 28, 2019, between registrant and FLG Partners, LLC
10.56	Exchange Agreement, dated July 2, 2019, between registrant and Wolverine Flagship Fund Trading Limited
10.57	Credit Agreement, dated July 10, 2019, between registrant and Foris Ventures, LLC
10.58	Second Exchange Agreement, dated July 24, 2019, between registrant and CVI Investments, Inc.
10.59	Loan Agreement, dated July 29, 2019, between registrant and Nikko Chemicals Co., Ltd.
10.60	Loan and Security Agreement, dated August 14, 2019, among registrant, certain of registrant’s subsidiaries and Naxyris S.A.
10.61	Credit Agreement, dated August 28, 2019, between registrant and Foris Ventures, LLC
10.62	Form of Credit Agreement, dated September 10, 2019, between registrant and certain accredited investors
10.63	Standstill Agreement, dated September 10, 2019, among registrant and certain accredited investors
10.64	Credit Agreement, dated September 17, 2019, between registrant and DSM Finance B.V.
10.65	Credit and Security Agreement, dated November 14, 2019, by and among the Company, the Subsidiary Guarantors, Schottenfeld Opportunities Fund II, L.P. and Phase Five Partners, LP
10.66	Loan Agreement, dated December 19, 2019, between registrant and Nikko Chemicals Co., Ltd.
10.67	Form of Exchange Agreement, dated December 30, 2019, by and between the Company and each of the Investors
10.68 [f]	Offer Letter dated September 27, 2006 between registrant and John Melo
10.69 [f]	Amendment, dated December 18, 2008, to Offer Letter, dated September 27, 2006, between registrant and John Melo
10.70 [f]	Performance Stock Option Award Agreement, dated May 29, 2018, between the registrant and John Melo
10.71 [f]	Amendment #1, dated May 30, 2018, to Executive Severance Plan Participation Agreement, dated December 18, 2013, between the registrant and John Melo
10.72 [f]	Offer Letter, dated November 23, 2016, between registrant and Kathleen Valiasek
10.73 [f]	Amendment, dated March 6, 2017, to Offer Letter, dated November 23, 2016, between registrant and Kathleen Valiasek
10.74 [f]	Offer Letter, dated June 5, 2017, between registrant and Nicole Kelsey

10.75 [f]	Amendment, dated September 18, 2017, to Offer Letter, dated June 5, 2017, between registrant and Nicole Kelsey
10.76 [f]	Offer Letter, dated October 5, 2017, between registrant and Eduardo Alvarez
10.77 [f]	2005 Stock Option/Stock Issuance Plan, as amended on July 19, 2011
10.78 [f]	Form of Notice of Grant of Stock Option under registrant’s 2005 Stock Option/Stock Issuance Plan
10.79 [f]	Form of Notice of Grant of Stock Option (non-Exempt) under registrant’s 2005 Stock Option/Stock Issuance Plan
10.80 [f]	Form of Notice of Grant of Stock Option (non-US) under registrant’s 2005 Stock Option/Stock Issuance Plan
10.81 [f]	Form of Stock Option Agreement under registrant’s 2005 Stock Option/Stock Issuance Plan
10.82 [f]	Form of Stock Option Agreement (non-US) under registrant’s 2005 Stock Option/Stock Issuance Plan
10.83 [f]	Form of Stock Purchase Agreement under registrant’s 2005 Stock Option/Stock Issuance Plan
10.84 [f]	Form of Stock Purchase Agreement (non-US) under registrant’s 2005 Stock Option/Stock Issuance Plan
10.85 [f]	2010 Equity Incentive Plan, as amended on May 22, 2018, and forms of award agreements thereunder
10.86 [f]	2010 Employee Stock Purchase Plan, as amended on May 22, 2018, and form of subscription agreement thereunder
10.87 [f]	Executive Severance Plan, effective November 6, 2013
10.88 [f]	Compensation arrangements between registrant and its non-employee directors
10.89 [f]	Compensation arrangements between registrant and its executive officers
10.90 [f]	Form of Indemnity Agreement between registrant and its directors and executive officers
21.01	List of subsidiaries
23.01	Consent of Macias Gini & O’Connell LLP, independent registered public accounting firm
24.01	Power of Attorney (included on signature page to this Form 10-K)
31.01	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(c) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.02	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(c) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.01 [g]	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.02 [g]	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

a	Portions of this exhibit, which have been granted confidential treatment by the Securities and Exchange Commission, have been omitted.
b	Portions of this exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K promulgated under the Exchange Act.
c	Registrant issued substantially identical warrants to the purchasers under that certain Securities Purchase Agreement entered into on July 24, 2015. Registrant has filed the warrant issued to Total Energies Nouvelles Activites USA and has included with such exhibit a schedule (Schedule A to Exhibit 4.11) identifying each of the warrants and setting forth the material details in which the other warrants differ from the filed warrant (i.e., the names of the purchasers, the certificate numbers and the respective numbers of shares underlying the warrants).
d	Substantially identical warrants were issued to three separate investors. Registrant has filed the warrant issued to Foris Ventures, LLC, which is substantially identical in all material respects to all of such warrants except as to the parties thereto, the issue date and the number of underlying shares.
e	Translation to English from Portuguese in accordance with Rule 12b-12(d) of the regulations promulgated by the Securities and Exchange Commission under the Exchange Act.
f	Indicates management contract or compensatory plan or arrangement.
g	This certification shall not be deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMYRIS, INC.

By:	/s/ John G. Melo
John G. Melo
President and Chief Executive Officer
March 13, 2020

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

Signature	Title	Date

/s/ John G. Melo John G. Melo	Director, President and Chief Executive Officer (Principal Executive Officer)	March 13, 2020

/s/ Jonathan Wolter Jonathan Wolter	Interim Chief Financial Officer (Principal Financial Officer)	March 13, 2020

/s/ Anthony Hughes Anthony Hughes	Chief Accounting Officer (Principal Accounting Officer)	March 13, 2020

/s/ John Doerr John Doerr	Director	March 13, 2020

/s/ Geoffrey Duyk Geoffrey Duyk	Director	March 13, 2020

/s/ Philip Eykerman Philip Eykerman	Director	March 13, 2020

/s/ Christoph Goppelsroeder Christoph Goppelsroeder	Director	March 13, 2020

/s/ Frank Kung Frank Kung	Director	March 13, 2020

/s/ James McCann James McCann	Director	March 13, 2020

/s/ Steve Mills Steve Mills	Director	March 13, 2020

/s/ Carole Piwnica Carole Piwnica	Director	March 13, 2020

/s/ Lisa Qi Lisa Qi	Director	March 13, 2020

/s/ R. Neil Williams R. Neil Williams	Director	March 13, 2020

/s/ Patrick Yang Patrick Yang	Director	March 13, 2020