Form 10-Q
period 2020-03-31
AMYRIS, INC.
filed 2020-05-11
CIK 1365916

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020
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

Shares outstanding of the Registrant's common stock:

        Class Outstanding as of May 8, 2020
        Common Stock, $0.0001 par value per share 163,054,656

AMYRIS, INC.

PART I
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

AMYRIS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In thousands, except shares and per share amounts)	March 31, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$2,607	$270
Restricted cash	399	469
Accounts receivable, net of allowance of $45 and $45, respectively	18,426	16,322
Accounts receivable - related party, net of allowance of $0 and $0, respectively	6,769	3,868
Contract assets	9,355	8,485
Inventories	31,063	27,770
Deferred cost of products sold - related party	3,535	3,677
Prepaid expenses and other current assets	12,823	12,750
Total current assets	84,977	73,611
Property, plant and equipment, net	26,912	28,930
Contract assets, noncurrent - related party	1,203	1,203
Deferred cost of products sold, noncurrent - related party	12,815	12,815
Restricted cash, noncurrent	960	960
Recoverable taxes from Brazilian government entities	6,726	7,676
Right-of-use assets under financing leases, net (Note 2)	12,143	12,863
Right-of-use assets under operating leases (Note 2)	12,391	13,203
Other assets	9,180	9,705
Total assets	$167,307	$160,966
Liabilities, Mezzanine Equity and Stockholders' Deficit
Current liabilities:
Accounts payable	$48,936	$51,234
Accrued and other current liabilities	40,943	36,655
Financing lease liabilities (Note 2)	3,510	3,465
Operating lease liabilities (Note 2)	4,747	4,625
Contract liabilities	3,226	1,353
Debt, current portion (instrument measured at fair value $45,629 and $24,392, respectively)	76,724	45,313
Related party debt, current portion	14,175	18,492
Total current liabilities	192,261	161,137
Long-term debt, net of current portion (includes instrument measured at fair value of $768 and $26,232, respectively)	11,882	48,452
Related party debt, net of current portion	97,227	149,515
Financing lease liabilities, net of current portion (Note 2)	3,255	4,166
Operating lease liabilities, net of current portion (Note 2)	13,728	15,037
Derivative liabilities	7,748	9,803
Other noncurrent liabilities	17,335	23,024
Total liabilities	343,436	411,134
Commitments and contingencies (Note 8)
Mezzanine equity:
Contingently redeemable common stock (Note 5)	5,000	5,000
Stockholders’ deficit:
Preferred stock - $0.0001 par value, 5,000,000 shares authorized as of March 31, 2020 and December 31, 2019, and 8,280 shares issued and outstanding as of March 31, 2020 and December 31, 2019	—	—
Common stock - $0.0001 par value, 250,000,000 shares authorized as of March 31, 2020 and December 31, 2019; 163,891,920 and 117,742,677 shares issued and outstanding as of March 31, 2020 and December 31, 2019, respectively	16	12
Additional paid-in capital	1,708,096	1,543,668
Accumulated other comprehensive loss	(46,353)	(43,804)
Accumulated deficit	(1,843,497)	(1,755,653)
Total Amyris, Inc. stockholders’ deficit	(181,738)	(255,777)
Noncontrolling interest	609	609
Total stockholders' deficit	(181,129)	(255,168)
Total liabilities, mezzanine equity and stockholders' deficit	$167,307	$160,966

See the accompanying notes to the unaudited condensed consolidated financial statements.

AMYRIS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
(In thousands, except shares and per share amounts)	2020	2019
Revenue:
Renewable products (includes related party revenue of $49 and $2, respectively)	$17,854	$11,884
Licenses and royalties (includes related party revenue of $3,750 and ($380), respectively)	5,161	118
Grants and collaborations (includes related party revenue of $3,018 and $396, respectively)	6,115	2,372
Total revenue (includes related party revenue of $6,817 and $18, respectively)	29,130	14,374
Cost and operating expenses:
Cost of products sold	11,790	17,707
Research and development	17,126	17,839
Sales, general and administrative	32,014	28,253
Total cost and operating expenses	60,930	63,799
Loss from operations	(31,800)	(49,425)
Other income (expense):
Interest expense	(15,002)	(12,534)
Gain (loss) from change in fair value of derivative instruments	3,282	(2,039)
Loss from change in fair value of debt	(16,503)	(2,130)
Loss upon extinguishment of debt	(27,319)	—
Other expense, net	(411)	(115)
Total other expense, net	(55,953)	(16,818)
Loss before income taxes	(87,753)	(66,243)
Provision for income taxes	(91)	—
Net loss attributable to Amyris, Inc.	(87,844)	(66,243)
Less: losses allocated to participating securities	1,087	2,430
Net loss attributable to Amyris, Inc. common stockholders	$(86,757)	$(63,813)

Loss per share attributable to common stockholders, basic and diluted	$(0.56)	$(0.82)
Weighted-average shares of common stock outstanding used in computing loss per share of common stock, basic and diluted	155,065,635	77,512,059

See the accompanying notes to the unaudited condensed consolidated financial statements.

AMYRIS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended March 31,
(In thousands)	2020	2019
Comprehensive loss:
Net loss attributable to Amyris, Inc.	$(87,844)	$(66,243)
Foreign currency translation adjustment	(2,549)	964
Comprehensive loss attributable to Amyris, Inc.	$(90,393)	$(65,279)

See the accompanying notes to the unaudited condensed consolidated financial statements.

AMYRIS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT AND MEZZANINE EQUITY
(Unaudited)

	Preferred Stock		Common Stock
(In thousands, except number of shares)	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Noncontrolling Interest	Total Stockholders' Deficit	Mezzanine Equity - Common Stock
Balances at December 31, 2019	8,280	$—	117,742,677	$12	1,543,668	$(43,804)	$(1,755,653)	$609	$(255,168)	$5,000
Issuance of common stock and warrants upon conversion of debt principal and accrued interest	—	—	6,337,594	1	21,259	—	—	—	21,260	—
Issuance of common stock in private placement	—	—	3,484,321	—	10,000	—	—	—	10,000	—
Issuance of common stock in private placement - related party	—	—	10,505,652	1	27,188	—	—	—	27,189	—
Issuance of common stock upon exercise of warrants	—	—	1,160,929	—	3,332	—	—	—	3,332	—
Issuance of common stock upon exercise of warrants - related party	—	—	24,165,166	2	68,763	—	—	—	68,765	—
Exercise of common stock rights warrant - related party	—	—	—	—	15,000	—	—	—	15,000	—
Issuance of common stock right warrant - related party	—	—	—	—	8,904	—	—	—	8,904	—
Modification of previously issued common stock warrants	—	—	—	—	1,286	—	—	—	1,286	—
Extinguishment of liability warrants to equity	—	—	—	—	5,200	—	—	—	5,200	—
Issuance of common stock and payment of minimum employee taxes withheld upon net share settlement of restricted stock	—	—	495,581	—	(8)	—	—	—	(8)	—
Stock-based compensation	—	—	—	—	3,504	—	—	—	3,504	—
Foreign currency translation adjustment	—	—	—	—	—	(2,549)	—	—	(2,549)	—
Net loss attributable to Amyris, Inc.	—	—	—	—	—	—	(87,844)	—	(87,844)	—
Balances at March 31, 2020	8,280	$—	163,891,920	$16	$1,708,096	$(46,353)	$(1,843,497)	$609	$(181,129)	$5,000

	Preferred Stock		Common Stock
(In thousands, except number of shares)	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Noncontrolling Interest	Total Stockholders' Deficit	Mezzanine Equity - Common Stock
Balances at Balances at December 31, 2018	14,656	$—	76,564,829	$8	$1,346,996	$(43,343)	$(1,521,417)	$937	$(216,819)	$5,000
Cumulative effect of change in accounting principle for ASU 2017-11	—	—	—	—	32,512	—	8,531	—	41,043	—
Issuance of common stock upon exercise of warrants	—	—	450,568	—	1	—	—	—	1	—
Issuance of common stock upon exercise of stock options	—	—	3,612	—	13	—	—	—	13	—
Issuance of common stock and payment of minimum employee taxes withheld upon net share settlement of restricted stock	—	—	191,672	—	(9)	—	—	—	(9)	—
Stock-based compensation	—	—	—	—	3,452	—	—	—	3,452	—
Fair value of bifurcated embedded conversion feature in connection with debt modification	—	—	—	—	398	—	—	—	398	—
Foreign currency translation adjustment	—	—	—	—	—	964	—	—	964	—
Net loss	—	—	—	—	—	—	(66,243)	—	(66,243)	—
Balances at March 31, 2019	14,656	—	77,210,681	8	1,383,363	(42,379)	(1,579,129)	937	(237,200)	5,000

See the accompanying notes to the unaudited condensed consolidated financial statements.

AMYRIS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
(In thousands)	2020	2019
Operating activities
Net loss	$(87,844)	$(66,243)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss upon extinguishment of debt	27,319	—
Loss from change in fair value of debt	16,503	2,130
Stock-based compensation	3,504	3,452
Depreciation and amortization	1,719	848
Accretion of debt discount	1,292	4,628
Amortization of right-of-use assets under operating leases	668	2,826
Loss in equity-method investee	415	—
Loss on disposal of property, plant and equipment	38	1
Write-down of property, plant and equipment	4	438
Gain on foreign currency exchange rates	(109)	(108)
(Gain) loss from change in fair value of derivative liabilities	(3,282)	2,039
Changes in assets and liabilities:
Accounts receivable	(5,209)	5,048
Contract assets	(870)	—
Accounts receivable, unbilled	—	8,021
Inventories	(4,392)	1,196
Deferred cost of products sold - related party	142	(7,173)
Prepaid expenses and other assets	(1,430)	1,766
Accounts payable	318	1,834
Accrued and other liabilities	4,009	6,245
Lease liabilities	(1,043)	(4,036)
Contract liabilities	1,873	108
Net cash used in operating activities	(46,375)	(36,980)
Investing activities
Purchases of property, plant and equipment	(1,040)	(3,046)
Net cash used in investing activities	(1,040)	(3,046)
Financing activities
Proceeds from exercise of common stock rights warrant - related party	15,000	—
Proceeds from issuance of common stock in private placement, net of issuance costs - related party	15,000	—
Proceeds from exercises of warrants - related party	13,998	—
Proceeds from issuance of common stock in private placement, net of issuance costs	10,000	—
Proceeds from exercises of warrants	3,332	1
Proceeds from issuance of debt, net of issuance costs	188	484
Proceeds from exercises of common stock options	—	13
Payment of minimum employee taxes withheld upon net share settlement of restricted stock units	(8)	(9)
Principal payments on financing leases	(866)	(134)
Principal payments on debt	(6,981)	(577)
Net cash provided by (used in) financing activities	49,663	(222)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	19	(70)
Net increase (decrease) in cash, cash equivalents and restricted cash	2,267	(40,318)
Cash, cash equivalents and restricted cash at beginning of period	1,699	47,054
Cash, cash equivalents and restricted cash at end of the period	$3,966	$6,736

Reconciliation of cash, cash equivalents and restricted cash to the condensed consolidated balance sheets
Cash and cash equivalents	$2,607	$5,153
Restricted cash, current	399	623
Restricted cash, noncurrent	960	960
Total cash, cash equivalents and restricted cash	$3,966	$6,736

See the accompanying notes to the unaudited condensed consolidated financial statements.

AMYRIS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, Continued
(Unaudited)

	Three Months Ended March 31,
(In thousands)	2020	2019
Supplemental disclosures of cash flow information:
Cash paid for interest	$3,152	$3,099
Supplemental disclosures of non-cash investing and financing activities:
Accrued interest added to debt principal	$1,527	$448
Acquisition of property, plant and equipment under accounts payable, accrued liabilities and notes payable	$1,307	$605
Acquisition of right-of-use assets under operating leases	$—	$758
Cumulative effect of change in accounting principle for ASU 2017-11 (Note 2)	$—	$41,043
Derecognition of derivative liabilities upon exercise of warrants	$5,200	$—
Exercise of common stock warrants in exchange for debt principal and accrued interest reduction	$69,918	$—
Fair value of embedded features in connection with private placement	$2,962	$—
Fair value of warrants and embedded features recorded as debt discount in connection with debt issuances	$188	$—
Fair value of warrants and embedded features recorded as debt discount in connection with debt issuances - related party	$747	$—
Fair value of warrants recorded as debt discount in connection with debt modification	$—	$398
Issuance of common stock and warrants upon conversion of debt principal and accrued interest	$18,333	$—
Lease liabilities recorded upon adoption of ASC 842 (Note 2)	$—	$33,552
Right-of-use assets under operating leases recorded upon adoption of ASC 842 (Note 2)	$—	$29,713

See the accompanying notes to the unaudited condensed consolidated financial statements.

AMYRIS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Basis of Presentation and Summary of Significant Accounting Policies

Amyris, Inc. (Amyris or the Company) is a leading biotechnology company that applies its technology platform to engineer, manufacture and sell high performance, natural, sustainably sourced products into the Clean Health & Beauty, and Flavor & Fragrance markets. The Company's technology platform enables the Company to rapidly engineer microbes and use them as catalysts to metabolize renewable, plant-sourced sugars into large volume ingredients. This platform, combined with our proprietary fermentation process, replaces existing complex and expensive manufacturing processes, resulting in our successful development and production of many distinct molecules at commercial volumes.

The accompanying unaudited condensed consolidated financial statements of Amyris, Inc. should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2019 (the 2019 Form 10-K), from which the condensed consolidated balance sheet as of December 31, 2019 is derived. The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the accompanying interim condensed consolidated financial statements do not include all of the information and notes required by U.S. GAAP for complete financial statements. The accompanying condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, that are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Interim results are not necessarily indicative of results for a full year.

Raizen Joint Venture Agreement

On May 10, 2019, the Company and Raizen Energia S.A. (Raizen) entered into a joint venture agreement relating to the formation and operation of a joint venture relating to the production, sale and commercialization of alternative sweetener products. In connection with the formation of the joint venture, among other things, (i) the joint venture will construct a manufacturing facility on land owned by Raizen and leased to the joint venture (the Sweetener Plant), (ii) the Company will grant to the joint venture an exclusive, royalty-free, worldwide, license to certain technology owned by the Company relevant to the joint venture’s business, and (iii) the Company and Raizen will enter into a shareholders agreement setting forth the rights and obligations of the parties with respect to, and the management of, the joint venture. The formation of the joint venture is subject to certain conditions, including certain regulatory approvals and the achievement of certain technological and economic milestones relating to the Company’s existing production of its alternative sweetener product. If such conditions are not satisfied by July 2020, the joint venture will automatically terminate. In addition, notwithstanding the satisfaction of the closing conditions, Raizen may elect not to consummate the formation and operation of the joint venture, in which event, the Company will retain the right to construct and operate the Sweetener Plant. The Company is evaluating the accounting treatment for its future interest in the joint venture under ASC 810, Consolidations and ASC 323, Equity Method and Joint Ventures and will conclude once the corporate governance and economic participation structure is finalized and the formation of the joint venture is consummated.

Potential Impact of COVID-19 on the Company's Business

With the global spread of the COVID-19 pandemic in the first quarter of 2020 and resulting shelter-in-place orders covering the Company’s corporate headquarters, primary research and development laboratories, and employees, the Company has implemented policies and procedures to continue its operations under minimum business operations guidelines. The extent to which the COVID-19 pandemic impacts the Company’s business, financial condition or results of operations will depend on future developments, which are highly uncertain and cannot be accurately predicted. New information may emerge concerning the severity of the COVID-19 pandemic and the actions to contain the pandemic or treat COVID-19, such as the ultimate geographic spread of the disease, the duration of the pandemic, continued travel restrictions, social distancing, business closures or disruptions, and the effectiveness of actions taken to contain or treat COVID-19 in the United States and in other countries. As the COVID-19 pandemic continues to evolve, to the extent it adversely affects our business and financial results, it may also impact other risks to which the Company is subject as set forth in the “Risk Factors” section (Part I, Item 1A) of the 2019 Form 10-K.

Going Concern

The Company has incurred significant operating losses since its inception and expects to continue to incur losses and negative cash flows from operations for at least the next 12 months following the issuance of these condensed consolidated financial statements. As of March 31, 2020, the Company had negative working capital of $107.3 million (compared to negative working capital of $87.5 million as of December 31, 2019), and an accumulated deficit of $1.8 billion.

As of March 31, 2020, the Company's outstanding debt principal (including related party debt) totaled $208.5 million, of which $90.9 million is classified as current. The Company's debt agreements contain various covenants, including certain restrictions on the Company's business that could cause the Company to be at risk of defaults, such as restrictions on additional indebtedness, material adverse effect and cross default provisions. A failure to comply with the covenants and other provisions of the Company’s debt instruments, including any failure to make a payment when required, would generally result in events of default under such instruments, which could permit acceleration of a substantial portion of such indebtedness. If such indebtedness is accelerated, it would generally also constitute an event of default under the Company’s other outstanding indebtedness, permitting acceleration of a substantial portion of such other outstanding indebtedness. At December 31, 2019, the Company failed to meet certain covenants under several credit arrangements, including those associated with cross-default provisions, minimum liquidity and minimum asset coverage requirements. Further, at March 31, 2020, the Company failed to meet certain covenants and provisions under several credit arrangements, including those associated with cross-default provisions (as discussed below). In March 2020 and again in May 2020, these lenders provided waivers to the Company for breaches of all past covenant violations and cross-default payment failures, under the respective credit agreements (discussed below). As of March 31, 2020, the Company was in compliance with the minimum liquidity and minimum asset coverage requirements under these credit agreements.

Between March 31, 2020 and April 30, 2020, the Company failed to pay (i) Total Raffinage Chimie (Total), Nikko Chemicals Co. Ltd (Nikko) and certain affiliates of the Schottenfeld Group LLC (Schottenfeld) an aggregate of $17.6 million of maturing promissory notes, (ii) failed to pay Ginkgo $7.2 million of past due interest, waiver fees and partnership payments and (iii) failed to make interest payments to all of its lenders totaling $2.8 million. These payment failures resulted in an event of default under the respective agreements and triggered cross-defaults under other debt instruments that permitted each of the affected debt holders (the Cross-Default Lenders) to accelerate the amounts owing under such cross-defaulted instruments. In May 2020, the Company obtained waivers from Ginkgo and the other lenders to extended the due date for all payments due under the respective agreements to the earlier of the day the Company receives cash proceeds from any private placement of its equity and/or equity-linked securities, and May 31, 2020; and amended the credit arrangements with Total and Nikko to extend the maturity dates of the original respective promissory notes to the earlier of the day the Company receives cash proceeds from any private placement of its equity and/or equity-linked securities, and May 31, 2020. See Note 12, “Subsequent Events” for further information. Also, the Company received waivers from each of the affected Cross-Default Lenders to waive the right to accelerate due to the event-specific cross-defaults. As a result, the indebtedness with respect to which the Company obtained such waivers continues to be classified as long-term on the Company’s condensed consolidated balance sheet. The indebtedness reflected by the Total and Schottenfeld notes and certain Ginkgo and Nikko amounts are classified as a current liability on the Company’s condensed consolidated balance sheet.

Although the Company obtained waivers or extensions to make these payments at a later date from each of its lenders, except Schottenfeld, it currently does not have sufficient funds to repay the principal amounts due under the Total, Nikko, Schottenfeld and Ginkgo credit arrangements and the past due interest payments; and while the Company intends to seek equity or debt financing, the proceeds of which would be used to repay most or all of these past due amounts, there can be no assurance that the Company will be able to obtain such financing on its expected timeline, or on acceptable terms, if at all. Also, while the Company has been able to obtain waivers for substantially all these defaults to date and has not had a lender accelerate the Company’s debt, it may not be able to cure or obtain a waiver for such a default promptly in the future.

Further, the Company's cash and cash equivalents of $2.6 million as of March 31, 2020 are not sufficient to fund expected future negative cash flows from operations and cash debt service obligations through May 2021. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date these condensed consolidated financial statements are issued. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. In addition to repaying the Total, Nikko, Schottenfeld, Ginkgo and other lenders principal and interest amounts previously described, the Company's ability to continue as a going concern will depend, in large part, on its ability to raise additional cash proceeds through financings, eliminate or minimize the anticipated negative cash flows from operations during the 12 months from the date of this filing, and refinance or extend other existing debt maturities occurring later in 2020, all of which are uncertain and outside the control of the Company. Further, the Company's operating plan for 2020 contemplates a significant reduction in its net operating cash outflows as compared to the year ended December 31, 2019, resulting from (i) revenue growth from sales of existing and new products with positive gross margins, (ii) reduced production costs as a result of manufacturing and technical developments, (iii) reduced spending in general and administrative areas, and (iv) an increase in cash inflows from collaborations and grants. If the Company is unable to complete these actions, it expects to be unable to meet its operating cash flow needs and its obligations under its existing debt facilities. This could result in an acceleration of its obligation to repay all amounts outstanding under those facilities, and the Company may be forced to obtain additional equity or debt financing, which may not occur timely or on reasonable terms, if at all, and/or liquidate its assets. In such a scenario, the value received for assets in liquidation or dissolution could be significantly lower than the value reflected in these financial statements. The Company has in the past, including in July 2019, had certain of its debt instruments accelerated for failure to make a payment when due. While we have been able to obtain permanent waivers or cure these defaults to date to avoid additional cross-acceleration, we may not be able to obtain waivers or cure such a default promptly in the future.

Significant Accounting Policies

Note 1, "Basis of Presentation and Summary of Significant Accounting Policies", to the audited consolidated financial statements in the 2019 Form 10-K includes a discussion of the significant accounting policies and estimates used in the preparation of the Company’s consolidated financial statements. There have been no material changes to the Company's significant accounting policies and estimates during the three months ended March 31, 2020.

Accounting Standards or Updates Recently Adopted

In the three months ended March 31, 2020, the Company adopted these accounting standards or updates:

Fair Value Measurement In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement, which amends ASC 820, Fair Value Measurement. ASU 2018-13 modifies the disclosure requirements for fair value measurements by removing, modifying or adding certain disclosures. ASU 2018-13 became effective in the first quarter of fiscal 2020, with removed and modified disclosures to be adopted on a retrospective basis, and new disclosures to be adopted on a prospective basis. The adoption of this standard did not have a material impact on the Company’s condensed consolidated financial statements.

Collaborative Revenue Arrangements In November 2018, the FASB issued ASU 2018-18, Clarifying the Interaction between Topic 808 and Topic 606, that clarifies the interaction between the guidance for certain collaborative arrangements and Topic 606, the new revenue recognition standard. A collaborative arrangement is a contractual arrangement under which two or more parties actively participate in a joint operating activity and are exposed to significant risks and rewards that depend on the activity’s commercial success. The ASU provides guidance on how to assess whether certain transactions between collaborative arrangement participants should be accounted for within the revenue recognition standard. ASU 2018-18 became effective in the first quarter of fiscal year 2020 retrospectively. The adoption of this standard did not have any impact on the Company’s condensed consolidated financial statements.

Accounting Standards or Updates Not Yet Adopted

Credit Losses In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments. ASU 2016-13 requires entities to measure all expected credit losses for most financial assets held at the reporting date based on an expected loss model which includes historical experience, current conditions, and reasonable and supportable forecasts. Entities will now use forward-looking information to better form their credit loss estimates. ASU 2016-13 also requires enhanced disclosures to help financial statement users better understand significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an entity's portfolio. ASU 2016-13 is effective for the Company (a Smaller Reporting Company) in the first quarter of 2022. The Company is currently evaluating the impact this standard will have on its condensed consolidated financial statements.

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

2. Balance Sheet Details

Allowance for Doubtful Accounts

(In thousands)	Balance at Beginning of Year	Provisions	Write-offs, Net	Balance at End of Period
Three months ended March 31, 2020	$45	$—	$—	$45
Year ended December 31, 2019	$642	$110	$(707)	$45

Inventories

(In thousands)	March 31, 2020	December 31, 2019
Raw materials	$4,566	$3,255
Work-in-process	7,409	7,204
Finished goods	19,088	17,311
Inventories	$31,063	$27,770

Deferred cost of products sold - related party

(In thousands)	March 31, 2020	December 31, 2019
Deferred cost of products sold - related party	$3,535	$3,677
Deferred cost of products sold, noncurrent - related party	12,815	12,815
Total	$16,350	$16,492

In November 2018, the Company amended the supply agreement with DSM to secure capacity at the Brotas 1 facility for sweetener production through 2022. See Note 9, “Revenue Recognition” in Part II, Item 8 of the 2019 Form 10-K for information regarding the November 2018 Supply Agreement Amendment. From November 2018 to March 31, 2020, the Company recorded $17.4 million of manufacturing capacity fees as deferred cost of products sold. Under the terms of the amendment, the Company will pay an additional $6.9 million of manufacturing capacity fees, which will be recorded as deferred cost of products sold in the period the additional payment is made to DSM. The deferred cost of products sold asset is expensed to cost of products sold on a units of production basis as the Company's sweetener product is sold over the five-year term of the supply agreement. Each quarter, the Company evaluates its estimated future production volumes through the end of the agreement and adjusts the unit cost to be expensed over the remaining estimated production volume. During the three months ended March 31, 2020 and 2019, the Company expensed $0.1 million and $0.1 million, respectively, of the deferred cost of products sold asset to cost of products sold.

Prepaid expenses and other current assets

(In thousands)	March 31, 2020	December 31, 2019
Non-inventory production supplies	$5,297	$5,376
Prepayments, advances and deposits	4,558	4,726
Recoverable taxes from Brazilian government entities	65	79
Other	2,903	2,569
Total prepaid expenses and other current assets	$12,823	$12,750

Property, Plant and Equipment, Net

(In thousands)	March 31, 2020	December 31, 2019
Machinery and equipment	$45,554	$48,041
Leasehold improvements	41,620	41,478
Computers and software	9,682	9,822
Furniture and office equipment, vehicles and land	3,463	3,510
Construction in progress	9,100	9,752
	109,419	112,603
Less: accumulated depreciation and amortization	(82,507)	(83,673)
Property, plant and equipment, net	$26,912	$28,930

During the three months ended March 31, 2020 and 2019, Depreciation and amortization expense was as follows:

	Three Months Ended March 31,
(In thousands)	2020	2019
Depreciation and amortization expense	$1,719	$848

Leases

Operating Leases

The Company has entered into operating leases primarily for administrative offices, laboratory equipment and other facilities. The operating leases have remaining terms that range from 1 year to 5 years, and often include one or more options to renew. These renewal terms can extend the lease term from 1 to 5 years and are included in the lease term when it is reasonably certain that the Company will exercise the option. The operating leases are classified as ROU assets under operating leases on the Company's condensed consolidated balance sheets and represent the Company’s right to use the underlying asset for the lease term. The Company’s obligation to make operating lease payments is included in "Lease liabilities" and "Lease liabilities, net of current portion" on the Company's condensed consolidated balance sheets. Operating lease right-of-use assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. The Company had $12.4 million and $13.2 million of right-of-use assets as of March 31, 2020 and December 31, 2019, respectively. Operating lease liabilities were $18.5 million and $19.7 million as of March 31, 2020 and December 31, 2019, respectively. During the three months ended March 31, 2020 and 2019, respectively, the Company recorded $1.5 million and $4.6 million of operating lease amortization that was charged to expense, of which $0 and $1.8 million was recorded to cost of products sold.

Because the rate implicit in each lease is not readily determinable, the Company uses its incremental borrowing rate to determine the present value of the lease payments. The Company has certain contracts for real estate and marketing which may contain lease and non-lease components which it has elected to treat as a single lease component.

Information related to the Company's right-of-use assets and related lease liabilities were as follows:

	Three Months Ended March 31,
	2020	2019
Cash paid for operating lease liabilities, in thousands	$1,893	$5,305
Right-of-use assets obtained in exchange for new operating lease obligations(1)	$—	$30,472
Weighted-average remaining lease term	3.2	2.7
Weighted-average discount rate	18.0%	18.0%

(1) 2019 amount includes $29.7 million for operating leases existing on January 1, 2019 and $0.8 million for operating leases that commenced during the three months ended March 31, 2019.

Financing Leases

The Company has entered into financing leases primarily for laboratory and computer equipment. Assets purchased under financing leases are included in "Right-of-use assets under financing leases, net" on the condensed consolidated balance sheets. For financing leases, the associated assets are depreciated or amortized over the shorter of the relevant useful life of each asset or the lease term. Accumulated amortization of assets under financing leases totaled $2.4 million and $1.7 million as of March 31, 2020 and December 31, 2019, respectively.

Maturities of Financing and Operating Leases

Maturities of lease liabilities as of March 31, 2020 were as follows:

Years ending December 31: (In thousands)	Financing Leases	Operating Leases	Total Leases
2020 (remaining nine months)	$3,314	$6,217	$9,531
2021	4,566	7,886	12,452
2022	—	7,950	7,950
2023	—	3,484	3,484
2024	—	215	215
Thereafter	—	—	—
Total lease payments	7,880	25,752	33,632
Less: amount representing interest	(1,115)	(7,277)	(8,392)
Total lease liability	$6,765	$18,475	$25,240

Current lease liability	$3,510	$4,747	$8,257
Noncurrent lease liability	3,255	13,728	16,983
Total lease liability	$6,765	$18,475	$25,240

Other Assets

(In thousands)	March 31, 2020	December 31, 2019
Equity-method investment	$4,320	$4,734
Contingent consideration	3,303	3,303
Deposits	278	295
Other	1,279	1,373
Total other assets	$9,180	$9,705

Accrued and Other Current Liabilities

(In thousands)	March 31, 2020	December 31, 2019
Accrued interest	$11,120	$8,209
Payroll and related expenses	8,344	7,296
Ginkgo partnership payments obligation	7,892	4,319
Contract termination fees	5,393	5,347
Professional services	2,944	2,968
Asset retirement obligation	2,511	3,184
Tax-related liabilities	1,425	1,685
Other	1,314	3,647
Total accrued and other current liabilities	$40,943	$36,655

Other noncurrent liabilities

(In thousands)	March 31, 2020	December 31, 2019
Liability for unrecognized tax benefit	$7,293	$7,204
Liability in connection with acquisition of equity-method investment	5,594	5,249
Ginkgo partnership payments, net of current portion	2,121	4,492
Contract liabilities, net of current portion(1)	1,449	1,449
Refund liability	—	3,750
Other	878	880
Total other noncurrent liabilities	$17,335	$23,024

In April 2019, the Company assigned the Value Sharing Agreement to DSM. See Note 9, "Revenue Recognition and Contract Assets and Liabilities" in Part II, Item 8 of the 2019 Form 10-K for further information. The assignment was accounted for as a contract modification under ASC 606 that resulted in $12.5 million of prepaid variable consideration to the Company. The $12.5 million was recorded as a refund liability. During the three months ended March 31, 2020, the Company concluded that it would not be required to return any portion of the remaining refund liability to DSM, and recorded $3.8 million of royalty revenue related to this change in estimate and reduction of the refund liability.

3. Fair Value Measurement

Liabilities Measured and Recorded at Fair Value on a Recurring Basis

The following tables summarize liabilities measured at fair value, and the respective fair value by input classification level within the fair value hierarchy:

(In thousands)	March 31, 2020				December 31, 2019
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Liabilities
Senior Convertible Notes Due 2022	$—	$—	$46,397	$46,397	$—	$—	$50,624	$50,624
Embedded derivatives bifurcated from debt instruments	—	—	1,770	1,770	—	—	2,832	2,832
Freestanding derivative instruments issued in connection with other debt and equity instruments	—	—	5,978	5,978	—	—	6,971	6,971
Total liabilities measured and recorded at fair value	$—	$—	$54,145	$54,145	$—	$—	$60,427	$60,427

The Company did not hold any financial assets to be measured and recorded at fair value on a recurring basis as of March 31, 2020 and December 31, 2019. Also, there were no transfers between the levels during the three months ended March 31, 2020 or the year ended December 31, 2019.

The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires management to make judgements and consider factors specific to the asset or liability. The method of determining the fair value of embedded derivative liabilities is described subsequently in this note. Market risk associated with embedded derivative liabilities relates to the potential reduction in fair value and negative impact to future earnings from a decrease in interest rates.

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

Fair Value of Debt — Senior Convertible Notes Due 2022

On January 14, 2020, the Company exchanged the $66 million Senior Convertible Notes Due 2022 (or the Prior Notes) for (i) new senior convertible notes in an aggregate principal amount of $51 million (the New Notes or New Senior Convertible Notes due 2022), (ii) an aggregate of 2,742,160 shares of common stock (the Exchange Shares), (iii) rights (the Rights) to acquire up to an aggregate of 2,484,321 shares of common stock, (iv) warrants (the Warrants) to purchase up to an aggregate of 3,000,000 shares of common stock (the Warrant Shares) at an exercise price of $3.25 per share, with an exercise term of two years from issuance, (v) accrued and unpaid interest on the Senior Convertible Notes Due 2022 (payable on or prior to January 31, 2020) and (vi) cash fees in an aggregate amount of $1.0 million (payable on or prior to January 31, 2020). Due to significantly different cash flows from the Prior Notes, the Company accounted for the exchange as a debt extinguishment of the Prior Notes and a new debt issuance of the New Notes. The Company recorded a $5.3 million loss upon extinguishment of debt, which was comprised of the $4.1 million fair value of the Warrants, the $1.0 million cash fee and $0.2 million excess fair value of the Exchange Shares and Rights over the $2.87 per share contractual value. See Note 4, "Debt” for further information regarding the transaction.

The Company elected to account for the New Notes at fair value, as of the January 14, 2020 issuance date. Management believes that the fair value option better reflects the underlying economics of the New Senior Convertible Notes Due 2022, which contain multiple embedded derivatives. Under the fair value election, changes in fair value will be reported in the consolidated statements of operations in each reporting period subsequent to the issuance of the New Notes.

At January 14, 2020, the contractual outstanding principal of the New Senior Convertible Notes Due 2022 was $51.0 million and the fair value was $35.8 million. The Company measured the fair value at January 14, 2020 using a binomial lattice model (which is discussed in further detail below) using the following inputs: (i) $2.90 stock price, (ii) 226% discount yield, (iii) 1.59% risk free interest rate (iv) 45% equity volatility, (v) 25% / 75% probability of principal repayment in cash or stock, respectively and (vi) 5% probability of change in control. The Company assumed that if a change of control event were to occur, it would occur at the end of the calendar year.

At March 31, 2020, the contractual outstanding principal of the New Senior Convertible Notes Due 2022 was $45.3 million and the fair value was $46.4 million. The Company measured the fair value at March 31, 2020 using a binomial lattice model (which is discussed in further detail below) using the following inputs: (i) $2.56 stock price, (ii) 233% discount yield, (iii) 0.25% risk free interest rate (iv) 45% equity volatility, (v) 25% / 75% probability of principal repayment in cash or stock, respectively and (vi) 5% probability of change in control. The Company assumed that if a change of control event were to occur, it would occur at the end of the calendar year.

For the three months ended March 31, 2020, the Company recorded a $16.5 million loss from change in fair value of debt in connection with the fair value remeasurement of the Prior Notes and the New Senior Convertible Notes Due 2022, as follows:

In thousands
Fair value at December 31, 2019	$50,624
Less: principal paid	(20,730)
Loss from change in fair value	16,503
Fair value at March 31, 2020	$46,397

A binomial lattice model was used to determine if the Senior Convertible Notes Due 2022 (both Prior Notes and New Notes) would be converted, called or held at each decision point. Within the lattice model, the following assumptions are made: (i) the convertible note will be converted early if the conversion value is greater than the holding value and (ii) the convertible note will be called if the holding value is greater than both (a) redemption price and (b) the conversion value at the time. If the convertible note is called, the holder will maximize their value by finding the optimal decision between (1) redeeming at the redemption price and (2) converting the convertible note. Using this lattice method, the Company valued the Senior Convertible Notes Due 2022 using the "with-and-without method", where the fair value of the Senior Convertible Notes Due 2022 including the embedded and freestanding features is defined as the "with", and the fair value of the Senior Convertible Notes Due 2022 excluding the embedded and freestanding features is defined as the "without". This method estimates the fair value of the Senior Convertible Notes Due 2022 by looking at the difference in the values of Senior Convertible Notes Due 2022 with the embedded and freestanding derivatives and the fair value of Senior Convertible Notes Due 2022 without the embedded and freestanding features. The lattice model uses the stock price, conversion price, maturity date, risk-free interest rate, estimated stock volatility and estimated credit spread. The Company remeasures the fair value of the debt instrument and records the change as a gain or loss from change in fair value of debt in the statement of operations for each reporting period.

Derivative Liabilities Recognized in Connection with the Issuance of Debt and Equity Instruments

The following table provides a reconciliation of the beginning and ending balances for the Company's derivative liabilities recognized in connection with the issuance of debt and equity instruments – either freestanding or embedded – measured at fair value using significant unobservable inputs (Level 3):

(In thousands)	Equity-related Derivative Liability	Debt-related Derivative Liability	Total Derivative Liability
Balance at December 31, 2019	$—	$9,803	$9,803
Fair value of derivative liabilities issued during the period	2,962	5,789	8,751
Change in fair value of derivative liabilities	(998)	(2,284)	(3,282)
Derecognition on extinguishment	—	(7,524)	(7,524)
Balance at March 31, 2020	$1,964	$5,784	$7,748

Freestanding Derivative Instruments

In connection with the January 14, 2020 issuance of the New Senior Convertible Notes due 2022 as discussed above and in Note 4, “Debt” (which was accounted for as an extinguishment of the original $66 million Senior Convertible Notes due 2022), the Company issued warrants (the Warrants) to purchase up to an aggregate of 3.0 million shares of common stock (the Warrant Shares). Due to stock exchange ownership limitations, which if exceeded would require shareholder approval and possibly require cash settlement for failure to deliver shares upon exercise, the Company concluded that a portion of the Warrant Shares met the derivative scope exception and equity classification criteria and were accounted for as additional paid in capital, and a portion of the Warrant Shares did not meet the derivative scope exception or equity classification criteria and were accounted for as a derivative liability. The Warrants had an initial fair value of $4.1 million, which was recorded as: (i) $4.1 million loss upon extinguishment of debt, (ii) $2.4 million additional paid in capital and (iii) $1.7 million derivative liability. The Warrant Shares derivative liability portion will be remeasured each reporting period until settled or extinguished with subsequent changes in fair value recorded through the statement of operations. The fair value of the Warrants was determined using a Black-Scholes-Merton option pricing model based on the input assumptions for liability classified warrants table in the valuation methodology section below. At March 31, 2020, the fair value of the Warrant Shares derivative liability portion was $1.5 million, and the Company recorded a $0.2 million gain on change in fair value of derivative instruments during the three months ended March 31, 2020.

In connection with the January 31, 2020 private placement transaction with Foris Ventures LLC (an entity affiliated with director John Doerr and which beneficially owns greater than 5% of the Company’s outstanding common stock discussed in Note 6, “Stockholders’ Deficit”), the Company issued a right (the Right) to purchase up to an aggregate of 5.2 million shares of common stock (the Right Shares). Due to certain contractual provisions in the Right, the Company concluded that a portion of the Right Shares met the derivative scope exception and equity classification criteria and were accounted for as additional paid in capital, and a portion of the Right Shares did not meet the derivative scope exception or equity classification criteria and were accounted for as a derivative liability. The Right had an initial fair value of $5.3 million, of which $2.3 million was recorded as additional paid in capital and $3.0 million was recorded as a derivative liability. The Right Shares derivative liability portion will be remeasured each reporting period until settled or extinguished with subsequent changes in fair value recorded through the statement of operations. The fair value of the Right was determined using a Black-Scholes-Merton option pricing model based on the input assumptions for liability classified warrants table in the valuation methodology section below. At March 31, 2020, the fair value of the Right Shares derivative liability portion was $2.0 million, and the Company recorded a $1.0 million gain on change in fair value of derivative instruments during the three months ended March 31, 2020.

In connection with the January 31, 2020 Debt Equitization transaction with Foris, which was accounted for as a debt extinguishment as discussed in Note 4, “Debt” and Note 6, “Stockholders’ Deficit”, the Company issued rights (the Right) to purchase up to of 8.8 million shares of common stock at $2.87 per share for twelve months from the issuance date. The Company concluded that Right met the derivative scope exception and criteria to be accounted for in equity. The Right had a fair value of $8.9 million which was recorded as additional paid in capital and a charge to loss upon extinguishment of debt. The fair value of the Right was determined using a Black-Scholes-Merton option pricing model based on the input assumptions for liability classified warrants table in the valuation methodology section below.

During the second half of 2019, the Company issued five freestanding liability warrants related to the September 2019 and November 2019 Schottenfeld Notes (the Schottenfeld Notes) and recorded at fair value as a derivative liability and debt discount on the respective issuance dates (see Note 4, “Debt” for further information). These freestanding liability warrants had a collective fair value of $7.0 million at December 31, 2019. As a result of the Foris Debt Equitization transaction on January 31, 2020 (see Note 4, “Debt” for further information), the variability causing these instruments to be recorded as a derivative liability was eliminated and upon derecognition of this liability into equity, the Company recorded a $1.8 million gain on change in fair value of derivative instruments and $5.2 million in additional paid in capital.

On February 28, 2020, the Company entered into forbearance agreements with certain affiliates of the Schottenfeld Group LLC (the Lenders) related to certain defaults under the Schottenfeld Notes. The transaction was accounted for as a debt extinguishment (see Note 4, “Debt” for further information). In connection with entering into the forbearance agreements, the Company committed to issuing new warrants (the New Warrants) to the Lenders under certain contingent events for 1.9 million shares of common stock at a $2.87 purchase price and a two-year term. The contingent obligation to issue the New Warrants did not meet the derivative scope exception or equity classification criteria and were accounted for as a derivative liability. The contingently issuable New Warrants derivative liability had an initial fair value of $3.2 million and was recorded as a derivative liability with a $3.2 million charge to loss upon extinguishment of debt. The New Warrants derivative liability will be remeasured each reporting period until settled or extinguished with subsequent changes in fair value recorded through the statement of operations. The fair value of the New Warrants derivative liability was determined using a Black-Scholes-Merton option pricing model based on the input assumptions for liability classified warrants table in the valuation methodology section below. At March 31, 2020, the fair value of the New Warrants derivative liability was $2.5 million, and the Company recorded a $0.7 million gain on change in fair value derivative instruments during the three months ended March 31, 2020.

Bifurcated Embedded Features in Debt Instruments

During the second half of 2019, the Company issued four debt instruments with embedded mandatory redemption features which were bifurcated from the debt host instruments and recorded at fair value as a derivative liability and debt discount. The collective fair value of the four bifurcated derivatives totaled $2.8 million at December 31, 2019. In January and February 2020, the Company again modified certain key terms in three of the four underlying debt instruments, resulting in a debt extinguishment of the three modified debt instruments. Consequently, in the three months ended March 31, 2020, the collective fair value of the three extinguished bifurcated derivatives totaling $2.3 million was charged to loss upon extinguishment of debt and the $0.9 million collective fair value of the new bifurcated embedded mandatory redemption features was recorded as a derivative liability and new debt discount at the modification date. The fair value of the bifurcated derivative liability was determined using a probability weighted discounted cash flow analysis which is discussed in the valuation methodology and approach section below. As of and for the three months ended March 31, 2020, the fair value of the bifurcated embedded mandatory redemption features was $1.8 million, and the Company recorded a $0.3 million gain on change in fair value derivative instruments.

Valuation Methodology and Approach to Measuring the Derivative Liabilities

The liabilities associated with the Company’s freestanding and embedded derivatives outstanding at March 31, 2020 and December 31, 2019 represent the fair value of freestanding equity instruments and mandatory redemption features embedded in certain debt instruments. See Note 4, "Debt", and Note 6, "Stockholders' Deficit" for further information regarding these host instruments. There is no current observable market for these types of derivatives and, as such, the Company determined the fair value of the freestanding instrument or embedded derivatives using the Black-Scholes-Merton option pricing model or a probability weighted discounted cash flow analysis measuring the fair value of the debt instrument both with and without the embedded feature, both of which are discussed in more detail below.

The Company used the Black-Scholes-Merton option pricing model to determine the fair value of its liability classified warrants as of March 31, 2020 and December 31, 2019. Input assumptions for these freestanding instruments are as follows:

Range for the Period
Input assumptions for liability classified warrants:	March 31, 2020	December 31, 2019
Fair value of common stock on issue date	$2.56 – $3.19	$3.09 – $4.76
Exercise price of warrants	$2.87 – $3.90	$3.87 – $3.90
Expected volatility	96% – 113%	94% – 105%
Risk-free interest rate	0.17% – 1.58%	1.58% – 1.67%
Expected term in years	0.85 – 2.00	1.51 – 2.00
Dividend yield	0.0%	0.0%

The Company uses a probability weighted discounted cash flow model to measure the fair value of the mandatory redemption features embedded in the debt instruments modified in the first quarter of 2020. The model is designed to measure and determine if the debt instruments would be called or held at each decision point. Within the model, the following assumption is made: the underlying debt instrument will be called early if the change in control redemption value is greater than the holding value. If the underlying debt instrument is called, the holder will maximize their value by finding the optimal decision between (i) redeeming at the redemption price and (ii) holding the instrument until maturity. Using this assumption, the Company valued the embedded derivatives on a "with-and-without method", where the fair value of each underlying debt instrument including the embedded derivative is defined as the "with", and the fair value of each underlying debt instrument excluding the embedded derivatives is defined as the "without". This method estimates the fair value of the embedded derivatives by comparing the fair value differential between the with and without mandatory redemption feature. The model incorporates the mandatory redemption price, time to maturity, risk-free interest rate, estimated credit spread and estimated probability of a change in control default event.

The market-based assumptions and estimates used in valuing the embedded derivative liabilities include amounts in the following ranges/amounts:

	March 31, 2020	December 31, 2019
Risk-free interest rate	0.25% - 1.62%	1.6% - 1.7%
Risk-adjusted discount yield	20.0% - 27.0%	20.0% - 27.0%
Probability of change in control	5.0%	5.0%
Credit spread	18.7% - 26.8%	18.4% - 25.4%
Estimated conversion dates	2022 - 2023	2022 - 2023

Changes in valuation assumptions can have a significant impact on the valuation of the embedded and freestanding derivative liabilities and debt that the Company elects to account for at fair value. For example, all other things being equal, generally, an increase in the Company’s stock price, change of control probability, risk-adjusted yields term to maturity/conversion or stock price volatility increases the value of the derivative liability.

Assets and Liabilities Recorded at Carrying Value

Financial Assets and Liabilities

The carrying amounts of certain financial instruments, such as cash equivalents, accounts receivable, prepaid expenses and other current assets, accounts payable and other current accrued liabilities, approximate fair value due to their relatively short maturities and low market interest rates, if applicable. Loans payable and credit facilities are recorded at carrying value, which is representative of fair value at the date of acquisition. The Company estimates the fair value of these instruments using observable market-based inputs (Level 2). The carrying amount (the total amount of net debt presented on the balance sheet) of the Company's debt at March 31, 2020 and at December 31, 2019, excluding the debt instruments recorded at fair value, was $153.6 million and $195.8 million, respectively. The fair value of such debt at March 31, 2020 and at December 31, 2019 was $136.8 million and $194.8 million, respectively, and was determined by (i) discounting expected cash flows using current market discount rates estimated for certain of the debt instruments and (ii) using third-party fair value estimates for the remaining debt instruments.

4. Debt

Net carrying amounts of debt are as follows:

	March 31, 2020				December 31, 2019
(In thousands)	Principal	Unaccreted Debt Discount	Change in Fair Value	Net	Principal	Unaccreted Debt Discount	Change in Fair Value	Net
Convertible notes payable
Senior convertible notes due 2022	45,270	—	1,127	46,397	66,000	—	(15,376)	50,624
	45,270	—	1,127	46,397	66,000	—	(15,376)	50,624
Related party convertible notes payable
2014 Rule 144A convertible notes	9,075	—	—	9,075	10,178	—	—	10,178
	9,075	—	—	9,075	10,178	—	—	10,178
Loans payable and credit facilities
Schottenfeld notes	20,350	(348)	—	20,002	20,350	(1,315)	—	19,035
Nikko notes	12,796	(865)	—	11,931	14,318	(901)	—	13,417
Ginkgo note	12,000	(2,897)	—	9,103	12,000	(3,139)	—	8,861
Other loans payable	1,174	—	—	1,174	1,828	—	—	1,828
	46,320	(4,110)	—	42,210	48,496	(5,355)	—	43,141
Related party loans payable
Foris notes	50,545	(688)	—	49,857	115,351	(9,516)	—	105,835
DSM notes	33,000	(4,096)	—	28,904	33,000	(4,621)	—	28,379
Naxyris note	24,304	(739)	—	23,565	24,437	(822)	—	23,615
	107,849	(5,523)	—	102,326	172,788	(14,959)	—	157,829
Total debt	208,514	(9,633)	1,127	200,008	297,462	(20,314)	(15,376)	261,772
Less: current portion				(90,899)				(63,805)
Long-term debt, net of current portion				109,109				197,967

Exchange of Senior Convertible Notes Due 2022

On January 14, 2020, the Company completed the exchange of the Company’s $66 million Senior Convertible Notes Due 2022 (or the Prior Notes), pursuant to separate exchange agreements (the Exchange Agreements) with certain private investors (the Holders), for (i) new senior convertible notes in an aggregate principal amount of $51 million (the New Notes or New Senior Convertible Notes due 2022), (ii) an aggregate of 2,742,160 shares of common stock (the Exchange Shares), (iii) rights (the Rights) to acquire up to an aggregate of 2,484,321 shares of common stock (the Rights Shares), (iv) warrants (the Warrants) to purchase up to an aggregate of 3,000,000 shares of common stock (the Warrant Shares) at an exercise price of $3.25 per share, with an exercise term of two years from issuance, (v) accrued and unpaid interest on the Senior Convertible Notes Due 2022 (payable on or prior to January 31, 2020) and (vi) cash fees in an aggregate amount of $1.0 million (payable on or prior to January 31, 2020). The Exchange Shares and Warrants were issued on January 14, 2020. The unpaid interest and cash fees were paid in accordance with the Exchange Agreements. The Rights were exercised by the Holder and common stock shares issued by the Company according to the terms of the New Senior Convertible Notes Due 2022 on February 24, 2020.

The New Notes have substantially similar terms as the Prior Notes, except under the New Notes (i) the requirement to redeem an aggregate principal amount of $10 million on December 31, 2019 was eliminated, (ii) the Company would be required to redeem the New Notes in an aggregate amount of $10 million following the receipt by the Company of at least $80 million of aggregate net cash proceeds from one or more financing transactions, and at a price of 107% of the amount being redeemed, (iii) the financing activity requirement was reduced such that the Company would be required to raise aggregate net cash proceeds of $50 million from one or more financing transactions by January 31, 2020, (iv) the Company would have until January 31, 2020 to comply with certain covenants related to the repayment, conversion or exchange into equity or amendment of certain outstanding indebtedness of the Company, and (v) the deadline for the Company to seek stockholder approval for the Holders to exceed a 19.99% stock exchange ownership limitation (the Stockholder Approval) would be extended from January 31, 2020 to March 15, 2020.

Due to multiple changes in key provisions of the Prior Notes, the Company analyzed the before and after cash flows between the (i) fair value of the New Notes and (ii) reacquisition price of the Prior Notes resulting from the (A) decreased principal from $66 million to $51 million, (B) fair value of the Exchange Shares, (C) fair value of the Rights, (D) fair value of the Warrants and (E) cash fees to be paid prior to January 31, 2020 to determine whether these changes resulted in a modification or extinguishment of the Prior Notes. Based on the before and after cash flows of each note, the change was significantly different. Consequently, the Exchange Agreements were accounted for as a debt extinguishment of the Prior Notes and a new debt issuance of the New Notes. The Company recorded a $5.3 million loss upon extinguishment of debt, which was comprised of the $4.1 million fair value of the Warrants (considered a non-cash fee paid to the lender), the $1.0 million cash fee and $0.2 million excess fair value of the Exchange Shares and Rights Shares over the contractual value. See Note 6, “Stockholders’ Deficit” for further information on the accounting treatment of the Exchange Shares and Rights Shares upon issuance of the New Notes. Also, see Note 3, “Fair Value Measurement” for more information regarding the valuation methodology used to determine the fair value of the Warrants.

The Company elected to account for the New Notes at fair value, as of the January 14, 2020 issuance date. Management believes that the fair value option better reflects the underlying economics of the New Senior Convertible Notes Due 2022, which contain multiple embedded derivatives. Under the fair value election, changes in fair value will be reported in the consolidated statements of operations as "Gain (loss) from change in fair value of debt" in each reporting period subsequent to the issuance of the New Notes. For the three months ended March 31, 2020, the Company recorded a loss of $1.1 million, which is shown as Fair Value Adjustment in the table at the beginning of this Note 4. See Note 3, "Fair Value Measurement" for information about the assumptions that the Company used to measure the fair value of the Senior Convertible Notes Due 2022.

On February 18, 2020, the Company and the Holders entered into separate waiver and forbearance agreements, (the W&F Agreements), pursuant to which the Holders agreed to, for 60 days following the date of the W&F Agreement, except in case of early termination of the W&F Agreement or, solely with respect to the Stockholder Approval if the other defaults described below have been cured on or prior to the date that is 60 days following the date of the W&F Agreement, until May 31, 2020 (the W&F Period), and in each case subject to certain conditions to effectiveness contained in the W&F Agreement, (i) forbear from exercising certain of their rights and remedies with respect to certain defaults by the Company, including, but not limited to, the Company's failure, on or before January 31, 2020, (A) to receive aggregated net cash proceeds of not less than $50 million from one or more financing transactions, (B) to repay in full or convert into equity the $20.4 million of indebtedness outstanding under the Schottenfeld Credit Agreements (discussed under the Schottenfeld Forbearance Agreement below) or amend all such indebtedness outstanding to fit within the definition of permitted indebtedness of the New Notes, and certain other events of default, and (ii) waive any event of default for (A) violations of the minimum liquidity covenant since December 31, 2019 and (B) failure to obtain the Stockholder Approval prior to March 15, 2020.

In addition, pursuant to the W&F Agreements, the Company and the Holders agreed that (i) the New Note amortization payment due on March 1, 2020 would be in the aggregate amount of $10.0 million (the Amortization Payment)e split proportionally among the Holders and that the Company would elect to pay such amortization payment in shares of Common Stock in accordance with the terms of the New Notes, provided however, that: (A) the Amortization Stock Payment Price (as defined in the New Notes) would be $3.00, (B) the Amortization Share Payment Period (as defined in the New Notes) with respect to the Amortization Payment would end on April 30, 2020 rather than March 31, 2020; and (C) in the event that Holder did not elect to receive the full Amortization Share Amount (as defined in the New Notes) during such Amortization Share Payment Period, then the Amortization Payment would be automatically reduced by the portion of such Amortization Payment not received by the Holder, (ii) there would be no amortization payment due on April 1, 2020, and (iii) the amortization payment due on May 1, 2020 would be in the aggregate amount of $8.9 million split proportionally among the Holders. The W&F Agreements were accounted for as a debt modification, as the before and after cash flows were not significantly different.

On May 1, 2020, the Company and the Holders entered into amendments to the New Note and the W&F Agreements, respectively. See Note 12, “Subsequent Events” for further information.

Debt Equitization – Foris, Related Party

The Company had two loans payable to Foris Ventures, LLC (Foris) with a total principal balance of $110.0 million (excluding capitalized interest of $5.3 million) at December 31, 2019. Foris is an entity affiliated with director John Doerr of Kleiner Perkins Caufield & Byers, a current stockholder, and an owner of greater than five percent of the Company’s outstanding common stock. The first loan (Foris $19 million Note) is a $19 million unsecured borrowing that accrued interest at 12% per annum and matured on January 1, 2023. The second loan (Foris LSA) is a $91.0 million secured borrowing that accrues interest at 12.5% per annum and matures on March 1, 2023. The Foris LSA requires quarterly principal payments and monthly interest payments.

On January 31, 2020, the Company completed a series of equity transactions with Foris that resulted in the Company (i) reducing its aggregate debt principal with Foris by $60.0 million and accrued interest and fees due to Foris by $9.9 million (including $5.4 million of capitalized interest), (ii) issuing an aggregate of 19,287,780 shares of common stock as a result of the exercise of outstanding warrants at a weighted average exercise price of approximately $2.84 per share for an aggregate of

$54.8 million, (iii) issuing an aggregate of 5,279,171 shares of common stock at $2.87 per share for an aggregate of $15.1 million in a private placement, and (iv) issuing rights (the Rights) to purchase an aggregate of 8,778,230 shares of common stock, at an exercise price of $2.87 per share, for an exercise term of 12 months. The exercise price of the outstanding warrants and the purchase price of the private placement common stock was paid through the cancellation of principal and accrued interest and fees totaling $69.9 million. See Note 6, “Stockholders’ Deficit” for information on the accounting treatment of the various equity related instruments.

As a result of the transaction described above, on January 31, 2020, the principal balance of the Foris $19 million Note and accrued but unpaid interest was fully settled thru the exercise price of certain of outstanding warrants. Upon settlement of the Foris $19 million Note, the Company recorded a $5.7 million loss upon extinguishment debt, which was comprised of $6.1 million of unaccreted discount, less the $0.4 million fair value of the extinguished bifurcated derivative liability.

In addition, this series of equity transactions directly impacted the cash flows of the Foris LSA and, as a result, the Company analyzed the before and after cash flows resulting from the significant decrease in principal, the warrant exercise price modifications and the issuance rights to purchase additional shares of common stock at $2.87, to determine whether these changes result in a modification or extinguishment of the Foris LSA. Based on the before and after cash flows, the change was significantly different. Consequently, the accelerated paydown of the Foris LSA loan balance through the exercise price of the remaining outstanding warrants and the purchase price of the private placement common stock was accounted for as a debt extinguishment and a new debt issuance. The Company recorded a $10.4 million loss upon extinguishment of debt, which was comprised of $8.9 million fair value of the Rights and $3.1 million of unaccreted discount, less the $1.6 million fair value of the extinguished bifurcated derivative liability. See Note 6, “Stockholders’ Deficit” for further information on the valuation methodology and related accounting treatment of the Rights. In recording the new debt issuance, the Company capitalized $0.7 million for the initial fair value of the embedded mandatory redemption feature as a debt discount to be amortized to interest expense under the effective interest method over the term of the remaining term of the new debt issuance.

Schottenfeld Forbearance Agreement

The Company, and Schottenfeld Opportunities Fund II, L.P. (Schottenfeld) and certain of its affiliates (collectively, the Lenders) are parties (i) to certain Credit Agreements, each dated September 10, 2019 (collectively, the September Credit Agreements) and (ii) to a Credit and Security Agreement, dated November 14, 2019 (the CSA, and collectively with the September Credit Agreements, the Credit Agreements), pursuant to which the Company issued to the Lenders certain notes (the September Notes and the November Notes, respectively, and collectively, the Schottenfeld Notes) and warrants (the September Warrants and the November Warrants, respectively, and collectively, the Schottenfeld Warrants) to purchase shares (the Warrant Shares) of the Company’s common stock. See Note 6, “Stockholders’ Deficit” for further information. Indebtedness under the September Notes total $12.5 million, accrue interest at 12% per annum and mature on January 1, 2023. Indebtedness under the November Notes total $7.9 million, accrue interest at 12% per annum and originally matured on January 15, 2020. The Company failed to repay the $7.9 million November Notes by January 15, 2020.

On February 28, 2020, the Company entered into a forbearance agreement with the Lenders, pursuant to which the Lenders would forbear, for 60 days from the date of the Forbearance Agreement, unless terminated earlier (the Forbearance Period), to exercise certain rights as a result of the Company’s defaults under the Credit Agreements and related Schottenfeld Notes, including the failure of the Company to (i) to pay all principal and accrued interest on the November Notes at the maturity date, (ii) the failure to pay on or before December 31, 2019, all accrued and unpaid interest through December 31, 2019 on the September Notes, and (iii) the failure, on or before December 15, 2019, to convert or exchange at least $60 million, but not less than 100%, of certain junior outstanding indebtedness into equity in the Company, and certain other events of default. Under the forbearance agreement the Company agreed to (i) pay a late fee of 5% on any obligations under the November Notes not paid in full on or before the last day of the Forbearance Period; (ii) pay on or prior to the earliest to occur of April 19, 2020 or the last day of the Forbearance Period, (A) all interest due pursuant to the November Notes and the September Notes, plus all interest accruing on such unpaid interest, plus all interest accrued on account of the November Notes and the September Notes from the date of the Forbearance Agreement through the date of such payment, and (B) a forbearance fee in the amount of $150,000; (iii) pay, upon signature of the Forbearance Agreement, $150,000 as a partial payment of the interest that has accrued pursuant to the November Notes and the September Notes as of the date of the Forbearance Agreement; (iv) issue new warrants upon the occurrence of certain contingent events and (v) amend the Schottenfeld Warrants to (A) reduce the exercise price of each Schottenfeld Warrant to $2.87 per share, and (B) with respect to the November Warrants, extend the deadline to register the Warrant Shares for resale by the Holders.

Due to multiple changes in key provisions of Schottenfeld Credit Agreements, the Company analyzed the before and after cash flows resulting from the warrant modification and forbearance fee to determine whether these changes result in a modification or extinguishment of the original Schottenfeld and Phase Five notes. Based on the combined before and after cash flows of each note, the change was significantly different. Consequently, the modifications resulting from the forbearance agreement were accounted for as a debt extinguishment and a new debt issuance. The Company recorded a $5.6 million loss upon extinguishment of debt, which was comprised of the $3.2 million fair value of contingent warrant issuance obligation, the $1.3 million incremental fair value of the modified warrants, $1.1 million of unaccreted discount and the forbearance fee, less the balance of the extinguished bifurcated derivative liability. In recording the new debt issuance, the Company capitalized $0.2 million of legal fees and $0.2 million for the initial fair value of the embedded mandatory redemption feature as a debt discount to be amortized to interest expense under the effective interest method over the term of the remaining term of the new debt issuance.

On April 19, 2020, the Company failed to pay the amounts due under the Schottenfeld Forbearance Agreement, including the past due interest on the September Notes, and has been unable to obtain a waiver or extension for the past due amounts. As a result, $20.4 million of principal outstanding under the Schottenfeld Notes has been classified as a current liability on the condensed consolidated balance sheet as of March 31, 2020. See Note 4, “Debt” for information. See Note 12, “Subsequent Events” for information.

2014 Rule 144A Note Exchange and Extensions – Total, Related Party

On March 11, 2020, the Company and Total entered into a Senior Convertible Note Maturity Extension Agreement (the Extension Agreement) due to the Company’s failure to pay the $10.2 million principal amount due under the December 20, 2019 reissued 2014 Rule 144A Convertible Notes that matured on January 31, 2020. The Extension Agreement resulted in the reissuance and extension of the December 20, 2019 promissory note to March 31, 2020. Under the terms of the extension agreement, the Company paid Total $1.5 million to satisfy all accrued but unpaid interest and to reduce the principal balance of the reissued note by $1.1 million. The reissued note: (i) has a maturity date of March 31, 2020, (ii) has a $9.1 million principal amount due, (iii) accrues interest at a rate of 12.0% per annum, and (iv) has terms substantially identical to the December 20, 2019 promissory note. The Extension Agreement was accounted for as a debt modification, as the before and after cash flows were not significantly different.

The Company subsequently entered into new Senior Convertible Note Maturity extensions effective on (i) March 31, 2020 to extend the maturity date to April 30, 2020, and (ii) effective on April 30, 2020, to extend the maturity date to the earlier of the day the Company receives cash proceeds from any private placement of its equity and/or equity-linked securities, and May 31, 2020. The amended notes have terms substantially identical to the March 11, 2019 promissory note. See Note 12, “Subsequent Events” for information.

Ginkgo Waiver Agreement

On March 11, 2020, the Company and Ginkgo Bioworks, Inc. (Ginkgo) entered into a Waiver Agreement and Amendment to Partnership Agreement (the Ginkgo Waiver), pursuant to the terms of (i) the Ginkgo promissory note dated October 20, 2017, issued by the Company to Ginkgo (as amended, the Ginkgo Note), (ii) the Ginkgo Partnership Agreement, dated October 20, 2017, by and between the Company and Ginkgo, and (iii) the Waiver Agreement and Amendment to Ginkgo Note, dated September 29, 2019, by and between the Company and Ginkgo, pursuant to which Ginkgo agreed to (i) waive the Company’s failure to pay past due interest and partnership payments, including interest thereon of $6.7 million by December 15, 2019, and to comply with a reporting covenant prior to March 31, 2020, (iii) to make a prior waiver fee payment of $0.5 million on December 15, 2019, (ii) waive any cross defaults due to events of default under other debt obligations by the Company, (iii) amend payments on the Ginkgo Partnership Agreement beginning on March 31, 2020 to a monthly payment of $0.5 million through and including October 31, 2021, and (iv) to defer all past due payments totaling $7.2 million until April 30, 2020. The Ginkgo Waiver was accounted for as a debt modification, as the before and after cash flows were not significantly different.

On May 6, 2020, the Company subsequently entered into a waiver agreement under which the maturity date for all past due amounts to Ginkgo was extended to the earlier of the day the Company receives cash proceeds from any private placement of its equity and/or equity-linked securities, and May 31, 2020. See Note 12, “Subsequent Events” for information.

Nikko Secured Loan Agreement Amendment

On March 12, 2020, the Company and Nikko Chemicals Co. Ltd. (Nikko), entered into an amendment to the secured loan agreement (Loan Agreement) under which the Company paid Nikko $0.5 million to reduce the principal balance of the Loan Agreement to $4.0 million, extended the maturity date of the loan from January 31, 2020 to March 31, 2020 and increased the interest rate to 8.0% per annum. The loan (i) matures on March 31, 2020, (ii) accrues interest at a rate of 2.75% per annum, and (iii) is secured by a first-priority lien on 27.2% of the Aprinnova JV interests owned by the Company. The Loan Agreement was accounted for as a debt modification, as the before and after cash flows were not significantly different.

On April 3, 2020, the Company entered into a second amendment to the Loan Agreement under which the maturity date of the loan was extended to April 30, 2020. In addition, on May 7, 2020, the Company subsequently entered into a third amendment to the Loan Agreement under which the maturity date of the loan was extended to May 31, 2020. See Note 12, “Subsequent Events” for information.

See Note 12, “Subsequent Events” for information regarding debt transactions subsequent to March 31, 2020.

Future Minimum Payments

Future minimum payments under the Company's debt agreements as of March 31, 2020 are as follows:

(In thousands)	Convertible Notes	Loans Payable and Credit Facilities	Related Party Convertible Notes	Related Party Loans Payable and Credit Facilities	Total
2020 (remaining nine months)	$33,528	$23,861	$9,223	$14,098	$80,710
2021	11,210	4,399	—	46,326	61,935
2022	—	15,058	—	75,387	90,445
2023	—	12,899	—	—	12,899
2024	—	398	—	—	398
Thereafter	—	1,870	—	—	1,870
Total future minimum payments	44,738	58,485	9,223	135,811	248,257
Add: principal payable in common stock	6,061	—	—	—	6,061
Less: amount representing interest	(5,529)	(12,165)	(148)	(26,059)	(43,901)
Less: future conversion of accrued interest to principal	—	—	—	(1,903)	(1,903)
Present value of minimum debt payments	45,270	46,320	9,075	107,849	208,514
Less: current portion of debt principal	(44,521)	(31,583)	(9,075)	(5,769)	(90,948)
Noncurrent portion of debt principal	$749	$14,737	$—	$102,080	$117,566

5. Mezzanine Equity

Mezzanine equity at March 31, 2020 and December 31, 2019 is comprised of proceeds from shares of common stock sold on May 10, 2016 to the Bill & Melinda Gates Foundation (Gates Foundation). In connection with the stock sale, the Company and the Gates Foundation entered into an agreement under which the Company agreed to expend an aggregate amount not less than the proceeds from the stock sale to develop a yeast strain that produces artemisinic acid and/or amorphadiene at a low cost and to supply such artemisinic acid and amorphadiene to companies qualified to convert artemisinic acid and amorphadiene to artemisinin for inclusion in artemisinin combination therapies used to treat malaria. If the Company defaults in its obligation to use the proceeds from the stock sale as set forth above or defaults under certain other commitments in the agreement, the Gates Foundation will have the right to request that the Company redeem, or facilitate the purchase by a third party, the shares then held by the Gates Foundation at a price per share equal to the greater of (i) the closing price of the Company’s common stock on the trading day prior to the redemption or purchase, as applicable, or (ii) an amount equal to $17.10 plus a compounded annual return of 10%.

As of March 31, 2020, the Company's remaining research and development obligation under this arrangement was $0.4 million.

6. Stockholders' Deficit

Foris Warrant Exercises for Cash

On January 13, 2020, Foris Ventures, LLC (Foris), an entity affiliated with director John Doerr and which beneficially owns greater than 5% of the Company’s outstanding common stock, delivered to the Company an irrevocable notice of cash exercise with respect to a warrant to purchase 4,877,386 shares of the Company’s common stock at an exercise price of $2.87 per share, pursuant to a warrant issued by the Company on August 17, 2018. The Company received approximately $14.0 million from Foris in connection with the warrant exercise representing 4,877,386 shares of common stock issued and recorded $14.0 million as additional paid in capital.

On March 11, 2020, Foris provided to the Company a notice of cash exercise to purchase 5,226,481 shares of the Company’s common stock at an exercise price of $2.87 per share, pursuant to the PIPE Rights (discussed in the January 2020 Private Placement section below) issued by the Company on January 31, 2020. On March 12, 2020, the Company received approximately $15.0 million from Foris in connection with the PIPE Rights exercise. The Company and Foris agreed to defer the issuance of the shares until such time as shareholder approval has been obtained to increase the Company’s authorized share count. The PIPE Rights exercise proceeds were recorded as additional paid in capital as there is no contractual obligation to return the consideration if shareholder approval is not obtained.

January 2020 Warrant Amendments and Exercises, Foris Debt Equitization and Private Placement

As described below in further detail, on January 31, 2020, the Company completed a series of equity transactions that resulted in the Company (i) receiving $28.3 million in cash, (ii) reducing its aggregate debt principal by $60.0 million and accrued interest by approximately $9.9 million, (iii) issuing an aggregate of (A) 25,326,095 shares of common stock as a result of the exercise of outstanding warrants, and (B) 13,989,973 new shares of common stock in private placements, and (iv) issuing rights to purchase an aggregate of 18,649,961 shares of common stock, at an exercise price of $2.87 per share, for an exercise term of 12 months. See Note 4, “Debt” for more information regarding the accounting treatment of the $60.0 million debt reduction.

Warrant Amendments and Exercises by Certain Holders

On January 31, 2020, the Company entered into separate warrant amendment agreements (the Warrant Amendments) with certain holders (the Warrant Holders) of the Company’s outstanding warrants to purchase shares of common stock, pursuant to which the exercise price of certain warrants (the Amended Warrants) held by the Warrant Holders totaling 1.2 million shares was reduced to $2.87 per share. In connection with the entry into the Warrant Amendments, on January 31, 2020 the Warrant Holders exercised their Amended Warrants, representing an aggregate of 1,160,929 shares of common stock (the Warrant Amendment Shares), and the Company issued the Warrant Amendment Shares to the Holders along with a right to purchase an aggregate of 1,160,929 shares of Common Stock, at an exercise price of $2.87 per share, for an exercise term of twelve months from the January 31, 2020 issuance (the Rights). The Company received net proceeds of $3.3 million from the exercise of the Amended Warrants and recorded the $3.3 million as additional paid in capital. The Company also measured the before and after fair value of the Amended Warrants using the Black-Scholes-Merton option pricing model and determined there was no incremental value to record related to the purchase price reduction. Further, the Rights warrants met the derivative scope exception and equity classification criteria to be accounted for in equity.

Warrant Amendments and Exercises, Common Stock Purchase and Debt Equitization by Foris – Related Party

On January 31, 2020, the Company and Foris entered into certain warrant amendment agreements (the Foris Warrant Amendments) totaling 10.2 million shares of the Company’s outstanding warrants to purchase shares of common stock, pursuant to which the exercise price of these certain warrants (the Amended Foris Warrants) was reduced to $2.87 per share. In connection with the Foris Warrant Amendments, on January 31, 2020 (i) Foris exercised all of its then outstanding common stock purchase warrants, including the Amended Foris Warrants, totaling 19,287,780 shares of common stock, at a weighted average exercise price of approximately $2.84 per share for an aggregate exercise price of $54.8 million (the Exercise Price), and purchased 5,279,171 shares of common stock (the Foris Shares) at $2.87 per share for a total purchase price of $15.1 million (Purchase Price), (ii) Foris paid the Exercise Price and the Purchase Price through the cancellation of $60 million of principal and $9.9 million of accrued interest and fees owed by the Company to Foris under the Foris $19 million Note and the Foris LSA (which was treated as a debt extinguishment as discussed in Note 4, "Debt") and (iii) the Company issued to Foris the Foris Shares and an additional right (the Additional Right) to purchase 8,778,230 shares of Common Stock at a purchase price of $2.87 per share, for a period of 12 months from the execution of the warrant exercise agreement.

Upon exercise of the Amended Foris Warrants and issuance of the Foris Shares, the Company recorded a $69.9 million increase to additional paid in capital. The Company also measured the before and after fair value of the Amended Foris Warrants using the Black-Scholes-Merton option pricing model and determined there was no incremental value to record related to the purchase price reduction. Further, the Company concluded the Additional Rights met the derivative scope exception and criteria to be accounted for in equity and recorded the $8.9 million fair value of the Additional Rights to additional paid in capital and loss upon extinguishment of debt. The fair value was determined using a Black-Scholes-Merton option pricing model based on the following input assumptions: (i) $2.56 stock price, (ii) 112% volatility, (iii) 1.45% risk free rate and (iv) 0% dividend.

January 2020 Private Placement

On January 31, 2020 the Company entered into separate Security Purchase Agreements with certain accredited investors and Foris, for the issuance and sale of an aggregate of 8,710,802 shares of common stock and rights to purchase an aggregate of 8,710,802 shares of common stock (PIPE Rights) at a purchase price of $2.87 per share, for a period of 12 months for an aggregate purchase price of $25 million. The $25 million in proceeds was recorded as additional paid in capital. See Note 3, “Fair Value Measurement” for information regarding the valuation methodology used to determine fair value and the related accounting treatment of the PIPE rights.

Principal Conversion into Common Stock and New Warrants Issued in Exchange of Senior Convertible Notes Due 2022

On January 14, 2020, the Company completed the exchange of the Company’s $66 million Senior Convertible Notes Due 2022 (or the Prior Notes), pursuant to separate exchange agreements (the Exchange Agreements) with certain private investors (the Holders), for (i) new senior convertible notes in an aggregate principal amount of $51 million (the New Notes or New Senior Convertible Notes due 2022), (ii) an aggregate of 2,742,160 shares of common stock (the Exchange Shares), (iii) rights (the Rights) to acquire up to an aggregate of 2,484,321 shares of common stock (the Rights Shares), and (iv) warrants (the Warrants) to purchase up to an aggregate of 3,000,000 shares of common stock (the Warrant Shares) at an exercise price of $3.25 per share, with an exercise term of two years from issuance, The New Notes, Exchange Shares, Rights and Warrants were issued on January 14, 2020. The Rights were exercised by the Holder and the Rights Shares were issued by the Company according to the terms of the New Senior Convertible Notes Due 2022 on February 24, 2020. The contractual value of the Exchange Shares and Rights Shares was $2.87 per share. Upon issuance of the New Notes, Exchange Shares and Rights, the $15.0 million of debt principal was extinguished and the $15.2 million fair value of the Exchange Shares and Rights Shares was recorded as additional paid in capital. See Note 3, “Fair Value Measurement” for more information regarding the valuation methodology used to determine the fair value and the related accounting treatment of the Warrants, and see Note 4, “Debt” for further information on the accounting treatment and the terms of the note exchange.

Warrants and Rights Activity Summary

In connection with various debt and equity transactions (see Note 4, “Debt” above and Note 4, "Debt" and Note 6, “Stockholders’ Deficit” in Part II, Item 8 of the 2019 Form 10-K), the Company has issued warrants exercisable for shares of common stock. The following table summarizes warrants activity for the current year interim periods ended March 31, 2020:

Transaction	Year Issued	Expiration Date	Number Outstanding as of December 31, 2019	Additional Warrants Issued	Exercises	Expired	Exercise Price per Share of Warrants Exercised	Number Outstanding as of March 31, 2020	Exercise Price per Share as of March 31, 2020
High Trail/Silverback warrants	2020	January 14, 2022	—	3,000,000	—	—	$—	3,000,000	$3.25
2020 PIPE right shares	2020	February 4, 2021	—	8,710,802	(5,226,481)	—	$2.87	3,484,321	$2.87
January 2020 warrant exercise right shares	2020	January 31, 2021	—	9,939,159	—	—	$—	9,939,159	$2.87
Foris LSA warrants	2019	August 14, 2021	3,438,829	—	(3,438,829)	—	$2.87	—	$—
November 2019 Foris warrant	2019	November 27, 2021	1,000,000	—	(1,000,000)	—	$2.87	—	$—
August 2019 Foris warrant	2019	August 28, 2021	4,871,795	—	(4,871,795)	—	$2.87	—	$—
April 2019 PIPE warrants	2019	April 6, 2021, April 29, 2021 and May 3, 2021	8,084,770	—	(4,712,781)	—	$2.87	3,371,989	$4.76/$5.02
April 2019 Foris warrant	2019	April 16, 2021	5,424,804	—	(5,424,804)	—	$2.87	—	$—
September and November 2019 Investor Credit Agreement warrants	2019	September 10, 2021 and November 14, 2021	5,233,551	—	—	—	$—	5,233,551	$2.87
Naxyris LSA warrants	2019	October 28, 2021	2,000,000	—	—	—	$—	2,000,000	$2.87
October 2019 Naxyris warrant	2019	October 28, 2021	2,000,000	—	—	—	$—	2,000,000	$3.87
May-June 2019 6% Note Exchange warrants	2019	May 15, 2021 and June 24, 2021	2,181,818	—	—	—	$—	2,181,818	$2.87/$5.12
May 2019 6.50% Note Exchange warrants	2019	May 10, 2021 and May 14, 2021	1,744,241	—	(784,016)	—	$2.87	960,225	$5.02
July 2019 Wolverine warrant	2019	July 8, 2021	1,080,000	—	—	—	$—	1,080,000	$2.87
August 2018 warrant exercise agreements	2018	May 17, 2020 and May 20, 2020	12,097,164	—	(4,877,386)	—	$2.87	7,219,778	$7.52
May 2017 cash warrants	2017	July 10, 2022	6,078,156	—	—	—	$—	6,078,156	$2.87
August 2017 cash warrants	2017	August 7, 2022	3,968,116	—	—	—	$—	3,968,116	$2.87
May 2017 dilution warrants	2017	July 10, 2022	3,085,893	—	—	—	$—	3,085,893	$—
August 2017 dilution warrants	2017	May 23, 2023	3,028,983	—	—	—	$—	3,028,983	$—
February 2016 related party private placement	2016	February 12, 2021	171,429	—	(152,381)	—	$0.15	19,048	$0.15
July 2015 related party debt exchange	2015	July 29, 2020 and July 29, 2025	133,334	—	—	—	$—	133,334	$0.15
July 2015 private placement	2015	July 29, 2020	72,650	—	(64,103)	—	$0.15	8,547	$0.15
July 2015 related party debt exchange	2015	July 29, 2020	58,690	—	—	—	$—	58,690	$0.15
Other	2011	December 23, 2021	1,406	—	—	—	$—	1,406	$160.05
			65,755,629	21,649,961	(30,552,576)	—		56,853,014

See Note 12, “Subsequent Events” for information regarding warrant issuances subsequent to March 31, 2020.

7. Loss per Share

For the three months ended March 31, 2020 and March 31, 2019, basic loss per share was the same as diluted loss per share, because the inclusion of all potentially dilutive securities outstanding was antidilutive.

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

The following table presents the calculation of basic and diluted loss per share:

	Three Months Ended March 31,
(In thousands, except shares and per share amounts)	2020	2019
Numerator:
Net loss attributable to Amyris, Inc.	$(87,844)	$(66,243)
Less: losses allocated to participating securities	1,087	2,430
Net loss attributable to Amyris, Inc. common stockholders	$(86,757)	$(63,813)
	—	—
Denominator:
Weighted-average shares of common stock outstanding used in computing net loss per share of common stock, basic and diluted	155,065,635	77,512,059
Loss per share attributable to common stockholders, basic and diluted	$(0.56)	$(0.82)

The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted loss per share of common stock because including them would have been antidilutive:

	Three Months Ended March 31,
	2020	2019
Period-end common stock warrants	50,518,519	26,411,761
Convertible promissory notes(1)	9,217,185	12,699,607
Period-end stock options to purchase common stock	5,578,264	5,427,384
Period-end restricted stock units	5,298,639	5,493,579
Period-end preferred stock	1,943,661	2,955,732
Total potentially dilutive securities excluded from computation of diluted loss per share	72,556,268	52,988,063
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

8. Commitments and Contingencies

Contingencies

The Company has levied indirect taxes on sugarcane-based biodiesel sales that took place several years ago by Amyris Brasil Ltda. (see Note 12, “Divestiture” in Part II, Item 8 of the 2019 Form 10-K) to customers in Brazil, based on advice from external legal counsel. In the absence of definitive rulings from the Brazilian tax authorities on the appropriate indirect tax rate to be applied to such product sales, the actual indirect rate to be applied to such sales could differ from the rate the Company levied.

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

9. Revenue Recognition and Contract Assets and Liabilities

Disaggregation of Revenue

The following table presents revenue by major product and service, as well as by primary geographical market, based on the location of the customer:

	Three Months Ended March 31,
(In thousands)	2020				2019
	Renewable Products	Licenses and Royalties	Grants and Collaborations	Total	Renewable Products	Licenses and Royalties	Grants and Collaborations	Total
United States	11,944	—	—	11,944	7,073	—	493	7,566
Europe	$3,242	$5,161	$3,356	$11,759	$2,854	$118	$1,629	$4,601
Asia	2,018	—	2,759	4,777	1,718	—	250	1,968
Brazil	577	—	—	577	220	—	—	220
Other	73	—	—	73	19	—	—	19
	$17,854	$5,161	$6,115	$29,130	$11,884	$118	$2,372	$14,374

Significant Revenue Agreements During the Three Months Ended March 31, 2020

Cannabinoid Agreement

On May 2, 2019, the Company consummated a research, collaboration and license agreement (the Cannabinoid Agreement) with LAVVAN, Inc., a newly formed investment-backed company (Lavvan), for up to $300 million to develop, manufacture and commercialize cannabinoids, subject to certain closing conditions. The Company is performing research and development activities, and Lavvan is responsible for manufacturing and commercialization, related to the cannabinoids developed in accordance with the Cannabinoid Agreement. The Cannabinoid Agreement principally funds milestones that include both technical R&D targets and completion of production campaigns, with the Company also entitled to receive certain supplementary research and development funding from Lavvan. Additionally, the Cannabinoid Agreement provides for profit share to the Company on Lavvan's gross profit margin once the cannabinoid products are commercialized; such payments will be due for the following 20 years. The Company could receive aggregate funding of up to $300 million over the term of the Cannabinoid Agreement if all of the milestones are achieved. Additionally, the Cannabinoid Agreement provides for profit share to the Company on Lavvan's gross profit margin once products are commercialized; these payments will be due for the next 20 years. On May 2, 2019, the parties formed a special purpose entity to hold certain intellectual property created during the collaboration (the Cannabinoid Collaboration IP), the licensing of certain Company intellectual property to Lavvan, the licensing of the Cannabinoid Collaboration IP to the Company and Lavvan, and the granting by the Company to Lavvan of a lien on the Company background intellectual property being licensed to Lavvan under the Cannabinoid Agreement, which lien would be subordinated to the lien on such intellectual property under the Foris LSA (see Note 4, “Debt”). On March 11, 2020, the parties revised the agreement to reflect product specifications and cost assumptions.

The Cannabinoid Agreement is accounted for as a revenue contract under ASC 606, with the total transaction price estimated and updated on a quarterly basis, subject to the variable consideration constraint guidance in ASC 606 using the most likely outcome method to estimate the variable consideration associated with the identified performance obligation. The Company concluded the agreement contained a single performance obligation of research and development services provided continuously over time. The Company estimated the total unconstrained transaction price to be $145 million, based on a high probability of achieving certain underlying milestones. As of March 31, 2020, the Company has constrained $155 million of variable consideration related to milestones that have not met the criteria necessary under ASC 606 to be included in the transaction price. The Company concluded the performance obligation is delivered over time and that revenue recognition is based on an input measure of progress of hours incurred compared to total estimated hours to be incurred (i.e., proportional performance). Estimates of variable consideration are updated quarterly, with cumulative adjustments to revenue recorded as necessary. The Company has recognized $18.3 million of cumulative revenue to date, and at March 31, 2020 has recorded an $8.3 million contract asset in connection with the Cannabinoid Agreement.

DSM Ingredients Collaboration

In September 2017, the Company entered into a collaboration agreement with DSM (DSM Collaboration Agreement) to jointly develop a new molecule in the Clean Health market using the Company’s technology (DSM Ingredient), which the Company would have the sole right to manufacture, and DSM would commercialize. Pursuant to the DSM Collaboration

Agreement, DSM provides funding for the development of the DSM Ingredients in the form of milestone-based payments and, upon commercialization, the parties would enter into supply agreements whereby DSM would purchase the applicable DSM Ingredient from the Company at prices agreed by the parties. The development services are directed by a joint steering committee with equal representation by DSM and the Company and are governed by a milestone project plan. The timing of milestone achievements is which is subject to review and revision as agreed by the joint steering committee. In addition, the parties will share profit margin from DSM’s sales of products that incorporate the DSM Ingredient subject to the DSM Collaboration Agreement.

The DSM Collaboration Agreement is accounted for as a revenue contract under ASC 606, and has a total transaction price of $14.1 million, subject to the variable consideration constraint guidance in ASC 606 using the most likely outcome method to estimate the variable consideration associated with the identified performance obligations. The Company concluded the agreement contained three performance obligations of research and development services that are delivered over time and that revenue recognition is based on an input measure of progress as labor hours are expended in the achievement of each milestone. The Company has recognized $7.9 million of cumulative to date collaboration revenues.

Yifan Collaborations

From September 2018 to December 2019, the Company entered into a series of license and collaboration agreements, culminating in a master services agreement for research and development services, with a subsidiary of Yifan Pharmaceutical Co., Ltd. (Yifan), a leading Chinese pharmaceutical company. Upon execution of the master services agreement in December 2019 (the Collaboration Agreement), the Company evaluated and concluded that the series of agreements should be combined and accounted for as a single revenue contract under ASC 606.

The Yifan Collaboration Agreement has a total transaction price of $21.0 million, subject to the variable consideration constraint guidance in ASC 606 using the most likely outcome method to estimate the variable consideration associated with the identified performance obligation. The Company concluded the Collaboration Agreement contained a single performance obligation of research and development services provided continuously over time. The Collaboration Agreement provides for upfront and periodic payments based on project milestones. The Company concluded the performance obligation is delivered over time and that revenue recognition is based on an input measure of progress of hours incurred compared to total estimated hours to be incurred (i.e., proportional performance). Estimates of variable consideration are updated quarterly, with cumulative adjustments to revenue recorded as necessary. The Company recognized $2.7 million of collaboration revenue in the three months ended March 31, 2020, and $8.9 million of cumulative-to-date collaboration revenue. The Company has also recorded a $0.9 million contract asset in connection with the Collaboration Agreement.

DSM Value Sharing Agreement

The original December 2017 DSM Value Sharing Agreement was accounted for as a single performance obligation in connection with a license with fixed and determinable consideration and variable consideration that was accounted for pursuant to the sales-based royalty scope exception. The April 16, 2019 assignment of the December 2017 DSM Value Sharing Agreement was accounted for as a contract modification under ASC 606, resulting in additional fixed and determinable consideration of $37.1 million and variable consideration of $12.5 million in the form of a stand-ready obligation to refund some or all of the $12.5 million consideration if certain criteria outlined in the assignment agreement are not met by December 2021. The Company periodically updates its estimate of amounts to be refunded and reduces the refund liability by recording additional license and royalty revenue as the Company’s estimate of the refund obligation decreases. The Company recorded $8.8 million of license and royalty revenue in the fourth quarter of 2019 related to a change in the estimated refund liability and recorded the remaining $3.8 million in the three months ended March 31, 2020 related to a change in the Company’s estimate of the refund liability.

In connection with the significant revenue agreements discussed above and others previously disclosed (see Note 9, “Revenue Recognition” in Part II, Item 8 of the 2019 Form 10-K), the Company recognized the following revenues for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
(In thousands)	2020				2019
	Renewable Products	Licenses and Royalties	Grants and Collaborations	Total	Renewable Products	Licenses and Royalties	Grants and Collaborations	Total
DSM - related party	$49	$3,750	$3,018	$6,817	$2	$(380)	$396	$18
Sephora	4,446	—	—	4,446	1,347	—	—	1,347
Firmenich	1,229	1,411	161	2,801	1,891	498	728	3,117
Givaudan	2,109	—	—	2,109	1,575	—	—	1,575
Subtotal revenue from significant revenue agreements	7,833	5,161	3,179	16,173	4,815	118	1,124	6,057
Revenue from all other customers	10,021	—	2,936	12,957	7,069	—	1,248	8,317
Total revenue from all customers	$17,854	$5,161	$6,115	$29,130	$11,884	$118	$2,372	$14,374

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

Trade receivables related to revenue from contracts with customers are included in accounts receivable on the condensed consolidated balance sheets, net of the allowance for doubtful accounts. Trade receivables are recorded for the sale of goods or the performance of services at the point of renewable product sale or in accordance with the contractual payment terms for licenses and royalties, and grants and collaborative research and development services for the amount payable by the customer to the Company.

Contract Balances

The following table provides information about accounts receivable, contract liabilities and refund liability from contracts with customers:

(In thousands)	March 31, 2020	December 31, 2019
Accounts receivable, net	$18,426	$16,322
Accounts receivable - related party, net	$6,769	$3,868
Contract assets	$9,355	$8,485
Contract assets, noncurrent - related party	$1,203	$1,203
Contract liabilities	$3,226	$1,353
Contract liabilities, noncurrent(1)	$1,449	$1,449

(1)As of March 31, 2020 and December 31, 2019, contract liabilities, noncurrent is presented in Other noncurrent liabilities in the condensed consolidated balance sheets.

Remaining Performance Obligations

The following table provides information regarding the estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) based on the Company's existing agreements with customers as of March 31, 2020.

(In thousands)	As of March 31, 2020
Remaining 2020	$59,172
2021	52,662
2022	29,400
2023 and thereafter	571
Total from all customers	$141,805

In accordance with the disclosure provisions of ASC 606, the table above excludes estimated future revenues for performance obligations that are part of a contract that has an original expected duration of one year or less or a performance obligation with variable consideration that is recognized using the sales-based royalty exception for licenses of intellectual property. Additionally, approximately $175.4 million of estimated future revenue is excluded from the table above, as that amount represents constrained variable consideration.

10. Related Party Transactions

Related Party Debt

See Note 4, "Debt" for details of these related party debt transactions during the three months ended March 31, 2020:
•Debt equitization – Foris
•2014 Rule 144A Note exchange and extensions – Total

Related party debt was as follows:

	March 31, 2020				December 31, 2019
In thousands	Principal	Unaccreted Debt Discount	Change in Fair Value	Net	Principal	Unaccreted Debt Discount	Change in Fair Value	Net
Foris notes	$50,545	$(688)	$—	$49,857	$115,351	$(9,516)	$—	$105,835
DSM notes	33,000	(4,096)	—	28,904	33,000	(4,621)	—	28,379
Naxyris note	24,304	(739)	—	23,565	24,437	(822)	—	23,615
Total 2014 Rule 144A convertible note	9,075	—	—	9,075	10,178	—	—	10,178
	$116,924	$(5,523)	$—	$111,401	$182,966	$(14,959)	$—	$168,007

Related Party Equity

See Note 6, "Stockholders' Deficit" for details of these related party equity transactions during the three months ended March 31, 2020:
•Foris warrant exercises for cash
•Foris warrant exercise, common stock purchase and debt equitization
•January 2020 private placement, in which Foris purchased 5,226,481 shares

Related Party Accounts Receivable, Unbilled Receivables and Accounts Payable

Related party accounts receivable, unbilled receivables and accounts payable were as follows:

(In thousands)	March 31, 2020	December 31, 2019
Amounts in connection with customer DSM:
Accounts receivable - related party	$6,769	$3,868
Contract assets, noncurrent - related party	$1,203	$1,203
Accounts payable	$13,596	$13,957

11. Stock-based Compensation

The Company’s stock option activity and related information for the three months ended March 31, 2020 was as follows:

	Quantity of Stock Options	Weighted- average Exercise Price	Weighted-average Remaining Contractual Life, in Years	Aggregate Intrinsic Value, in Thousands
Outstanding - December 31, 2019	5,620,419	$10.27	7.8	$24
Granted	72,174	$2.78
Exercised	—	$—
Forfeited or expired	(114,329)	$17.39
Outstanding - March 31, 2020	5,578,264	$10.03	7.7	$3
Vested or expected to vest after March 31, 2020	4,977,771	$10.63	7.6	$3
Exercisable at March 31, 2020	1,398,299	$25.06	6.0	$—

The Company’s restricted stock units (RSUs) activity and related information for the three months ended March 31, 2020 was as follows:

	Quantity of Restricted Stock Units	Weighted-average Grant-date Fair Value	Weighted-average Remaining Contractual Life, in Years
Outstanding - December 31, 2019	5,782,651	$4.77	1.7
Awarded	309,826	$2.88
Released	(498,166)	$4.69
Forfeited	(295,672)	$4.17
Outstanding - March 31, 2020	5,298,639	$4.70	1.3
Vested or expected to vest after March 31, 2020	4,869,050	$4.71	1.3

Stock-based compensation expense related to employee and non-employee options, RSUs and ESPP during the three months ended March 31, 2020 and 2019 was allocated to research and development expense and sales, general and administrative expense as follows:

	Three Months Ended March 31,
(In thousands)	2020	2019
Research and development	$1,065	$663
Sales, general and administrative	2,439	2,789
Total stock-based compensation expense	$3,504	$3,452

As of March 31, 2020, there was unrecognized compensation expense of $23.2 million related to stock options and RSUs. The Company expects to recognize this expense over a weighted-average period of 2.2 years.

Evergreen Shares for 2010 Equity Incentive Plan and 2010 Employee Stock Purchase Plan

In February 2020, the Board approved increases to the number of shares available for issuance under the Company's 2010 Equity Incentive Plan (the Equity Plan) and 2010 Employee Stock Purchase Plan (the Purchase Plan). These shares in connection with the Equity Plan represented an automatic annual increase in the number of shares available for grant and issuance under the Equity Plan of 5,887,133 shares. This increase is equal to approximately 5.0% of the 117,742,677 total outstanding shares of the Company’s common stock as of December 31, 2019. This automatic increase was effective as of January 1, 2020. These shares in connection with the Purchase Plan represented an automatic annual increase in the number of shares reserved for issuance under the Purchase Plan of 588,713 shares. This increase is equal to approximately 0.5% of the 117,742,677 total outstanding shares of the Company’s common stock as of December 31, 2019. This automatic increase was effective as of January 1, 2020.

12. Subsequent Events

Foris $5 Million Note

On April 29, 2020, the Company borrowed $5.0 million from Foris Ventures LLC (an entity affiliated with director John Doerr and which beneficially owns greater than 5% of the Company’s outstanding common stock. The note is unsecured and accrues interest at 12% per annum. Principal and interest will be payable at December 31, 2022 maturity.

Amendment to Senior Convertible Notes Due 2022

On May 1, 2020, the Company and the holders of the New Senior Convertible Notes Due 2022 entered into separate amendments to the New Notes and the W&F Agreements (Note Amendment), pursuant to which the Company and the holders agreed: (i) to amend the maturity date of the New Notes from September 30, 2022 to June 1, 2021 (Maturity Date); (ii) to remove from the New Notes all equity triggering provisions that allowed the holders to convert the notes at a reduced conversion price in certain circumstances; (iii) that the Company would no longer be required to redeem the New Notes in an aggregate amount of $10 million following the receipt by the Company of at least $80 million of aggregate net cash proceeds from one or more financing transactions; (iv) that interest payments would be due quarterly (as opposed to monthly), starting on August 1, 2020; (v) that an aggregate amortization payment of approximately $16 million (split proportionally among the holders) would be due on or before the earlier of May 31, 2020 and the date on which the Company receives at least $50 million of aggregate net proceeds in an offering of securities (Amended May Amortization), an amortization payment of $5 million (to the largest holder) would be due on December 1, 2020 unless the Company receives at least $50 million of aggregate net cash proceeds from one or more financing transactions after May 1, 2020, and no other amortization payment would be due prior to the Maturity Date; (vi) to reduce the conversion price of the New Notes from $5.00 to $3.50; (vii) to reduce the redemption price with respect to optional redemptions by the Company prior to October 1, 2020 to 100%, prior to December 31, 2020 to 105% and to 110% thereafter (as opposed to 115%), of the amount being redeemed; and (viii) that an aggregate of 2,836,364 shares of Common Stock held by the holders would not be considered as Pre-Delivery Shares (as defined on the New Notes) and would be subject to certain selling restrictions until June 15, 2020, and that an aggregate of 1,363,636 Pre-Delivery Shares held by certain holders would be promptly returned to the Company.

In connection with the Note Amendment, the Company and the holders entered into certain warrant amendment agreements pursuant to which (i) the exercise price of the warrants issued on January 14, 2020 in connection with the Exchange of the Senior Convertible Notes due 2022 was reduced to $2.87 per share with respect to an aggregate of 2,000,000 warrant shares; (ii) the exercise price of a warrant to purchase 960,225 shares of the Company’s Common Stock issued to one of the holders on May 10, 2019 was reduced to $2.87 per share (from $5.02), and the exercise term of such warrant was extended to January 31, 2022 (from May 10, 2021); and (iii) the exercise term of a right to purchase 431,378 shares of the Company’s Common Stock issued to one of the Holders on January 31, 2020 was extended to January 31, 2022 (from January 31, 2021).

Debt Waivers and Extensions

Effective March 31, 2020, the Company and Total Raffinage Chimie (Total) entered into a Senior Convertible Note Maturity Extension Agreement to extend the maturity date of the 2014 Rule 144A Convertible Note to April 30, 2020 and reduce the conversion price of the Rule 144A Convertible Note to $2.87 per share. Effective April 30, 2020, the Company and Total entered into a subsequent Senior Convertible Note Maturity Extension Agreement to extend the maturity date of the 2014 Rule 144A Convertible Note to the earlier of the day the Company receives cash proceeds from any private placement of its equity and/or equity-linked securities, and May 31, 2020. The Rule 144A Convertible Note was reissued as a result of such extensions with term substantially identical to the previously issued promissory notes. See Note 4, "Debt".

On April 3, 2020, the Company entered into a second amendment to the Nikko Loan Agreement under which the maturity date of the loan was extended to April 30, 2020. On May 7, 2020, the Company entered into a third amendment to the Nikko Loan Agreement under which the maturity date of the loan was extended to the earlier of the day the Company receives cash proceeds from any private placement of its equity and/or equity-linked securities, and May 31, 2020, with an increase in the interest rate to 12.5% per annum. See Note 4, "Debt".

On May 6, 2020, the Company obtained waivers from DSM, Foris, Naxyris and Ginkgo under which the maturity date for all past amounts due such lenders was extended to the earlier of the day the Company receives cash proceeds from any private placement of its equity and/or equity-linked securities, and May 31, 2020. See Note 4, "Debt".

On April 19, 2020, the Company failed to pay the amounts due under the Schottenfeld Forbearance Agreement, including the past due interest on the September Notes, and has been unable to obtain a waiver or extension for the past due amounts. As a result, $20.4 million of principal outstanding under the Schottenfeld Notes has been classified as a current liability on the condensed consolidated balance sheet as of March 31, 2020. See Note 4, “Debt” for information.

Paycheck Protection Plan

On April 7, 2020, the Company applied for a Paycheck Protection Plan loan established by the Coronavirus Aid, Relief, and Economic Security Act (CARES Act). On May 1, 2020, the Company received notification of approval of a $10 million loan which was received in full on May 7, 2020 (PPP Loan). The PPP Loan accrues interest at an annual fixed rate of 1% and has a term of 2 years (with no payments due in the first six months of such term; however, interest still accrues during this six-month period). The Company intends to use and repay the PPP Loan in accordance with the rules applicable under the CARES Act. There are no collateral requirements or prepayment penalties associated with the loan.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and the related notes that appear elsewhere in this Quarterly Report on Form 10-Q. These discussions contain forward-looking statements reflecting our current expectations that involve risks and uncertainties which are subject to safe harbors under the Securities Act of 1933, as amended (the Securities Act), and the Securities Exchange Act of 1934 (the Exchange Act). These forward-looking statements include, but are not limited to, statements concerning our strategy of achieving a significant reduction in net cash outflows in 2020 and 2021, aspects of our future operations, our future financial position, including obtaining project financing for a new manufacturing facility, expectations for our future revenues, margins and projected costs, expectations regarding demand and acceptance for our technologies and products, introductions of new products, growth opportunities and trends in the market in which we operate, prospects and plans and objectives of management. The words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “will,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those in the forward-looking statements, including, without limitation, the risks set forth in Part II, Item 1A, “Risk Factors” in this Quarterly Report on Form 10-Q, in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (the 2019 Form 10-K) and in our other filings with the Securities and Exchange Commission. We do not assume any obligation to update any forward-looking statements.

Overview

As a leading biotechnology company, we apply our technology platform to engineer, manufacture and sell high performance, natural, sustainably sourced products into the Clean Health & Beauty, and Flavor & Fragrance markets. Our proven technology platform enables us to rapidly engineer microbes and use them as catalysts to metabolize renewable, plant-sourced sugars into large volume, high-value ingredients. Our platform, combined with our proprietary fermentation process, replaces existing complex and expensive manufacturing processes. We have successfully used our technology to develop and produce nine distinct molecules at commercial volumes, leading to more than 17 commercial ingredients used by thousands of leading global brands.

We believe that synthetic biology represents a third industrial revolution, bringing together biology and engineering to generate new, more sustainable materials to meet the growing global demand for bio-based replacements for petroleum-based and traditional animal- or plant-derived ingredients. We continue to build demand for our current portfolio of products through an extensive sales network provided by our collaboration partners that represent leading companies for our target market sectors. We also have a small group of direct sales and distributors who support our Clean Beauty market and proprietary sweetener product, purecane. Via our partnership model, our partners invest in the development of each molecule to bring it from the lab to commercial-scale and use their extensive sales force to sell our ingredients and formulations to their customers as part of their core business. We capture long-term revenue both through the production and sale of the molecule to our partners and through royalty revenues from our partners' product sales to their customers.

We were founded in 2003 in the San Francisco Bay area by a group of scientists from the University of California, Berkeley. Our first major milestone came in 2005 when, through a grant from the Bill & Melinda Gates Foundation, we developed technology capable of creating microbial strains that produce artemisinic acid, a precursor of artemisinin, an effective anti-malarial drug. Building on our success with artemisinic acid, in 2007 we began applying our technology platform to develop, manufacture and sell sustainable alternatives to a broad range of markets. We focused our initial development efforts primarily on the production of Biofene®, our brand of renewable farnesene, a long-chain, branched hydrocarbon molecule that we manufacture through fermentation using engineered microbes. The commercialization of farnesene pushed us to create a more cost efficient, faster and accurate development process in the lab and to drive manufacturing costs down. This investment has enabled our technology platform to rapidly develop microbial strains and commercialize target molecules. In 2014, we began manufacturing additional molecules for the Flavor & Fragrance industry; in 2015 we began investing to expand our capabilities to other small molecule chemical classes beyond terpenes via our collaboration with the Defense Advanced Research Projects Agency (DARPA); and in 2016 we expanded into proteins.

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

During 2017, we completed several development agreements with DSM and others for new products such as Vitamin A, a human nutrition molecule and others, and in late 2018 we began commercial production and shipment of an alternative sweetener product developed from the Reb M molecule, purecane, which is a superior sweetener and sugar replacement. We monetized the use of one of our lower margin molecules, farnesene, in the Vitamin E and Lubricants specialty markets while retaining any associated royalties, and licensed farnesene to DSM for use in these fields. We also sold our subsidiary Amyris Brasil Ltda. (Amyris Brasil), which operated our purpose-built, large-scale manufacturing facility located in Brotas, Brazil, to DSM in December 2017. The Brotas facility was built to batch manufacture one commodity product at a time (originally for high-volume production of biofuels, a business Amyris has exited), which is an inefficient manufacturing process that is not suited for the high margin specialty markets in which we operate today. The inefficiencies we experienced included having to idle the facility for two weeks at a time to prepare for the next product batch manufacture, causing significantly higher costs of products sold. As a result, we are building a new purpose-built, large-scale specialty ingredients plant in Brazil, which we anticipate will allow for the manufacture of five products concurrently, including our alternative sweetener product, and over 10 different products annually. In September 2019, we obtained the necessary permits and broke ground on our new specialty ingredients plant and expect the facility to be fully operational in the first quarter of 2021. During construction, we are manufacturing our products at four contract manufacturing sites in Brazil, the U.S. and Spain. Finally, as part of the December 2017 sale of Brotas, we contracted with DSM for the use of Brotas to manufacture products for us to fulfill our product supply commitments to our customers until the new production facility is built and becomes operational; in November 2018, we amended the supply agreement with DSM to secure capacity at the Brotas facility for production of our alternative sweetener product through 2022.

In May 2019 we entered into an agreement with Raizen Energia S.A. (Raizen) for the formation and operation of a joint venture relating to the production, sale and commercialization of alternative sweetener products whereby the parties would construct a manufacturing facility exclusively for sweetener molecules on land owned by Raizen and leased to the joint venture.

Also, in May 2019, we consummated a research, collaboration and license agreement with LAVVAN, Inc., a newly formed investment-backed company (Lavvan), for up to $300 million to develop, manufacture and commercialize cannabinoids. Under the Cannabinoid Agreement, we perform research and development activities and Lavvan is responsible for the commercialization of the cannabinoids developed. The Cannabinoid Agreement is being principally funded on a milestone basis, with Amyris also entitled to receive certain supplementary research and development funding from Lavvan. We could receive aggregate funding of up to $300 million over the term of the Cannabinoid Agreement if all of the milestones are achieved. Additionally, the Cannabinoid Agreement provides for profit share to Amyris on Lavvan's gross profit margin once products are commercialized; these payments will be due for the next 20 years.

On April 24, 2020, the Food and Drug Administration (“FDA”) granted the Company full Over-the-Counter approval for product listing in the U.S. of its alcohol-based hand sanitizer. Sold through its Clean Beauty brand, Biossance, this hand sanitizer addresses critical public and institutional health needs during the current COVID-19 pandemic. The Company is currently pursuing a similar regulatory approval process in the European Union. The Company’s Reb M sweetener achieved national approvals by the Columbian INVIMA Food Safety, Brazilian ANVISA, and Health Canada Authorities on January 29, April 15, and April 17, 2020, respectively; each of these approvals allow for immediate distribution of Amyris’s sweetener product in these markets. On April 28, 2020, Amyris’s Aprinnova joint venture received new chemical approval by the China Ministry of Environment of its hemisqualane ingredient; this approval authorizes unlimited quantity importation to supply the China cosmetic manufacturing industry. Finally, on May 5, 2020, the Company’s infant nutritional ingredient (known as HMO (2'-FL)), received validation by a medical Panel of Experts as Generally Recognized As Safe (“GRAS”), an important step toward FDA GRAS approval of this ingredient.

We have invested over $700 million in infrastructure and technology to create microbes that produce molecules from sugar or other feedstocks at commercial scale. We have focused on accessing Brazilian sugarcane for our large-scale production because of its renewability, low cost and relative price stability. Our time to market for molecules has decreased from seven years to less than a year for our most recent molecule, mainly due to our ability to leverage the technology platform we have built. The key performance characteristics of our platform that we believe differentiate us include our proprietary computational tools, strain construction tools, screening and analytics tools, and advanced lab automation and data integration. Our state-of-the-art infrastructure includes industry-leading strain engineering and lab automation located in Emeryville, California, pilot-

scale production facilities in Emeryville, California and Campinas, Brazil, a demonstration-scale facility in Campinas, Brazil and a commercial-scale production facility in Leland, North Carolina, which is owned and operated by our Aprinnova joint venture to convert our Biofene into squalane and other products.

Sales and Revenue

We recognize revenue from product sales, license fees and royalties, and grants and collaborations.

We have research and development collaboration arrangements for which we receive payments from our collaboration partners, which include DARPA, DSM, Firmenich SA (Firmenich), Givaudan International SA (Givaudan), Lavvan and others. Some of our collaboration arrangements provide for advance payments to us in consideration for grants of exclusivity or research efforts that we will perform. In 2017 we signed collaboration agreements for an infant nutrition ingredient, and in 2018 and 2019 we signed a collaboration agreement for four vitamins that we expect will contribute to our collaboration revenue and ultimately product sales. Also, in 2019 we signed a collaboration agreement for up to $300 million to develop cannabinoids. Our collaboration agreements, which may require us to achieve milestones prior to receiving payments, are expected to contribute revenues from product sales and royalties if and when they are commercialized. See Note 9, “Revenue Recognition” in Part II, Item 8 of our 2019 Form 10-K for additional information.

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

Concurrent with the 2017 sale of Amyris Brasil and the Brotas facility, we entered into a series of commercial agreements with DSM that included (i) a license agreement to DSM of our farnesene product for DSM to use in the Vitamin E and lubricant specialty markets and (ii) a royalty agreement, pursuant to which DSM agreed to pay us specified royalties representing a portion of the profit on the sale of Vitamin E produced from farnesene sold under a supply agreement with Nenter & Co., Inc. (Nenter) which was assigned to DSM. Under the terms of the royalty agreement, DSM was obligated to pay us minimum royalties totaling $18.1 million for 2019 and 2020. In June 2018, we received the 2019 non-refundable minimum royalty payment totaling $9.3 million (net of a $0.7 million early payment discount) and in March 2019, we received the 2020 non-refundable payment totaling $7.4 million (net of a $0.7 million early payment discount). In April 2019, we assigned the right to receive such royalty payments under the Vitamin E royalty agreement to DSM for total consideration of $57 million, of which approximately $40.3 million was recognized as royalty revenue in 2019 and $3.8 million was recognized as royalty revenue in 2020. See Note 9, “Revenue Recognition” and Note 10, "Related Party Transactions" in Part I, Item 1 of this Quarterly Report on Form 10-Q and Part II, Item 8 of our 2019 Form 10-K for information regarding the accounting treatment of the assignment of Vitamin E royalty agreement and for a full listing of our agreements with DSM.

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

Our most critical accounting estimates include:
•Recognition of revenue for arrangements with service delivery over time and multiple performance obligations;
•Valuation and allocation of fair value to various elements of complex related party transactions;

•The valuation of freestanding and embedded derivatives, which impacts gains or losses on such derivatives, the carrying value of debt, interest expense and deemed dividends; and
•The valuation of debt for which we have elected fair value accounting.

For more information about our critical accounting estimates and policies, see Note 1, "Basis of Presentation and Summary of Significant Accounting Policies" in Part I, Item 1 of this Quarterly Report on Form 10-Q and in Part II, Item 8 of our 2019 Form 10-K.

Results of Operations

Revenue

	Three Months Ended March 31,
(In thousands)	2020	2019
Revenue
Renewable products	$17,854	$11,884
Licenses and royalties	5,161	118
Grants and collaborations	6,115	2,372
Total revenue	$29,130	$14,374

Total revenue increased by 103% to $29.1 million for the three months ended March 31, 2020 compared to the same period in 2019. The increase was comprised of a $6.0 million increase in renewable products revenue, a $5.0 million increase in licenses and royalties revenue and a $3.7 million increase in grants and collaborations revenue.

Renewable products revenue increased by 50% to $17.9 million for the three months ended March 31, 2020 compared to the same period in 2019, primarily driven by our consumer product lines.

Licenses and royalties revenue increased by $5.0 million for the three months ended March 31, 2020 compared to the same period in 2019, primarily due to Vitamin E royalty revenue from DSM

Grants and collaborations revenue increased by 158% to $6.1 million for the three months ended March 31, 2020 compared to the same period in 2019, due to collaboration revenue from DSM and Yifan.

Costs and Operating Expenses

	Three Months Ended March 31,
(In thousands)	2020	2019
Cost and operating expenses
Cost of products sold	$11,790	$17,707
Research and development	17,126	17,839
Sales, general and administrative	32,014	28,253
Total cost and operating expenses	$60,930	$63,799

Cost of Products Sold

Cost of products sold includes the raw materials, labor and overhead, amounts paid to contract manufacturers, inventory write-downs, and costs related to production scale-up. Because of our product mix, our overall cost of products sold does not necessarily increase or decrease proportionately with changes in our renewable product revenues.

Cost of products sold decreased by 33% to $11.8 million for the three months ended March 31, 2020 compared to the same period in 2019, primarily due to improved manufacturing efficiency compared to the first quarter of 2019 which was significantly impacted by certain non-recurring costs related to the launch of our new sweetener product.

Research and Development Expenses

Research and development expenses decreased by 4% to $17.1 million for the three months ended March 31, 2020 compared to the same period in 2019, due to a decrease in laboratory equipment-related expenses.

Sales, General and Administrative Expenses

Sales, general and administrative expenses increased by 13% to $32.0 million for the three months ended March 31, 2020 compared to the same period in 2019, primarily due to increases in marketing expense and employee compensation costs related to our consumer product lines.

Other Expense, Net

	Three Months Ended March 31,
(In thousands)	2020	2019
Other income (expense):
Interest expense	(15,002)	(12,534)
Gain (loss) from change in fair value of derivative instruments	3,282	(2,039)
Loss from change in fair value of debt	(16,503)	(2,130)
Loss upon extinguishment of debt	(27,319)	—
Other expense, net	(411)	(115)
Total other expense, net	$(55,953)	$(16,818)

Total other expense, net was $56.0 million for the three months ended March 31, 2020, compared to $16.8 million for the same period in 2019. The $39.1 million increase was primarily due to a $27.3 million loss upon extinguishment of debt in 2020 and a $14.4 million increase in loss from change in fair value of debt. The loss upon extinguishment of debt and loss from change in fair value of debt in the first quarter of 2020 and the increase in interest expense from the first quarter of 2019 to the first quarter of 2020 were primarily related to (i) the write-off of unamortized debt discounts upon the modification of a debt instrument accounted for as an extinguishment, (ii) upfront expense recognition of fees paid to lenders and the fair value of warrants issued in connection with debt principal conversions, refinancing and forbearance agreements and (iii) default interest related to events of default under most of our debt instruments.

Provision for Income Taxes

For the three months ended March 31, 2020, we recorded a $0.1 million provision for income taxes related to accrued interest on uncertain tax positions. For the three months ended March 31, 2019, the provision for income taxes was zero.

.
Liquidity and Capital Resources

(In thousands)	March 31, 2020	December 31, 2019
Working capital deficit	$(107,284)	$(87,526)
Cash and cash equivalents	$2,607	$270
Debt and lease obligations	$225,248	$289,065
Accumulated deficit	$(1,843,497)	$(1,755,653)

	Three Months Ended March 31,
(In thousands)	2020	2019
Net cash (used in) provided by:
Operating activities	$(46,375)	$(36,980)
Investing activities	$(1,040)	$(3,046)
Financing activities	$49,663	$(222)

Liquidity. We have incurred significant operating losses since our inception, and we expect to continue to incur losses and negative cash flows from operations for at least the next 12 months following the filing of this Quarterly Report on Form 10-Q. As of March 31, 2020, we had negative working capital of $107.3 million (compared to negative working capital of $87.5 million as of December 31, 2019), and an accumulated deficit of $1.8 billion.

As of March 31, 2020, our outstanding debt principal (including related party debt) totaled $208.5 million, of which $90.9 million is classified as current. Our debt agreements contain various covenants, including certain restrictions on our business that could cause us to be at risk of defaults, such as restrictions on additional indebtedness, material adverse effect and cross default provisions. A failure to comply with the covenants and other provisions of our debt instruments, including any failure to make a payment when required, would generally result in events of default under such instruments, which could permit acceleration of a substantial portion of such indebtedness. If such indebtedness is accelerated, it would generally also constitute an event of default under our other outstanding indebtedness, permitting acceleration of a substantial portion of such other outstanding indebtedness. At December 31, 2019, we failed to meet certain covenants under several credit arrangements, including those associated with cross-default provisions, minimum liquidity and minimum asset coverage requirements. Further, at March 31, 2020, we failed to meet certain covenants and provisions under several credit arrangements, including those associated with cross-default provisions (as discussed below). In March 2020 and again in May 2020, these lenders provided permanent waivers to us for breaches of all past covenant violations and cross-default payment failures through May 8, 2020 under the respective credit agreements (discussed below). As of March 31, 2020, we were in compliance with the minimum liquidity and minimum asset coverage requirements under these credit agreements.

Between March 31, 2020 and April 30, 2020, we failed to pay (i) Total Raffinage Chimie (Total), Nikko Chemicals Co. Ltd (Nikko) and certain affiliates of the Schottenfeld Group LLC (Schottenfeld) an aggregate of $17.6 million of maturing promissory notes, (ii) failed to pay Ginkgo $7.2 million of past due interest, waiver fees and partnership payments and (iii) failed to make interest payments to all of our lenders totaling $2.8 million. These payment failures resulted in an event of default under the respective agreements and triggered cross-defaults under other debt instruments that permitted each of the affected debt holders (the Cross-Default Lenders) to accelerate the amounts owing under such cross-defaulted instruments. In May 2020, we obtained waivers from Ginkgo and the other lenders to extended the due date for all payments due under the respective agreements to the earlier of the day we receive cash proceeds from any private placement of our equity and/or equity-linked securities, and May 31, 2020; and amended the credit arrangements with Total and Nikko to extend the maturity dates of the original respective promissory notes to the earlier of the day we receive cash proceeds from any private placement of our equity and/or equity-linked securities, and May 31, 2020. See Note 12, “Subsequent Events” in Part 1, Item 1 of this Form 10-Q for further information. Also, we received waivers from each of the affected Cross-Default Lenders to waive the right to accelerate due to the event-specific cross-defaults. As a result, the indebtedness with respect to which we obtained such waivers continues to be classified as long-term on our condensed consolidated balance sheet. The indebtedness reflected by the Total and Schottenfeld notes, and certain Ginkgo and Nikko amounts are classified as a current liability on our condensed consolidated balance.

Although we obtained waivers or extensions to make these payments at a later date, we currently do not have sufficient funds to repay the principal amounts due under the Total, Nikko, Schottenfeld and Ginkgo credit arrangements and the past due interest payments; and while we intend to seek equity or debt financing, the proceeds of which would be used to repay most or all of these past due amounts, there can be no assurance that we will be able to obtain such financing on our expected timeline, or on acceptable terms, if at all. Also, while we have been able to obtain waivers for substantially all of these defaults to date and have not had a lender accelerate our debt, we may not be able to cure or obtain a waiver for such a default promptly in the future.

Further, our cash and cash equivalents of $2.6 million as of March 31, 2020 are not sufficient to fund expected future negative cash flows from operations and cash debt service obligations through May 2021. These factors raise substantial doubt about our ability to continue as a going concern within one year after the date these condensed consolidated financial statements are issued. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. In addition to repaying the Total, Nikko, Schottenfeld, Ginkgo and other lenders principal and interest amounts previously described, our ability to continue as a going concern will depend, in large part, on our ability to raise additional cash proceeds through financings, eliminate or minimize the anticipated negative cash flows from operations during the 12 months from the date of this filing, and refinance or extend other existing debt maturities occurring later in 2020, all of which are uncertain and outside our control. Further, our operating plan for 2020 contemplates a significant reduction in our net operating cash outflows as compared to the year ended December 31, 2019, resulting from (i) revenue growth from sales of existing and new products with positive gross margins, (ii) reduced production costs as a result of manufacturing and technical developments, (iii) reduced spending in general and administrative areas, and (iv) an increase in cash inflows from collaborations and grants. If we are unable to complete these actions, we expect to be unable to meet our operating cash flow needs and our obligations under our existing debt facilities. This could result in an acceleration of our obligation to repay all amounts outstanding under those facilities, and we may be forced to obtain additional equity or debt financing, which may not occur timely or on reasonable terms, if at all, and/or liquidate assets. In such a scenario, the value received for assets in liquidation or dissolution could be significantly lower than the value reflected in these financial statements. We have in the past, including in July 2019, had certain of our debt instruments accelerated for failure to make a payment when due.

If we do not achieve our planned operating results, our ability to continue as a going concern would be jeopardized and we may need to take the following actions to support our liquidity needs during the next 12 months:
•Shift focus to existing products and customers with significantly reduced investment in new product and commercial development efforts;
•Reduce expenditures for employees and third-party contractors, including consultants, professional advisors and other vendors;
•Reduce or delay uncommitted capital expenditures, including expenditures related to the construction and commissioning of the new production facility in Brazil, non-essential facility and lab equipment, and information technology projects; and
•Closely monitor our working capital position with customers and suppliers, as well as suspend operations at pilot plants and demonstration facilities.

Implementing this plan could have a negative impact on our ability to continue our business as currently contemplated, including, without limitation, delays or failures in our ability to:
•Achieve planned production levels;
•Develop and commercialize products within planned timelines or at planned scales; and
•Continue other core activities.

We expect to fund operations for the foreseeable future with cash and investments currently on hand, cash inflows from collaborations, grants, product sales, licenses and royalties, and equity and debt financings, to the extent necessary. All of our research and development collaboration milestone payments are subject to risks that we may not meet milestones. Future equity and debt financings, if needed, are subject to the risk that we may not be able to secure financing in a timely manner or on reasonable terms, if at all. Our planned working capital and capital expenditure needs for the remainder of 2020 are dependent on significant inflows of cash from renewable product sales, license and royalties and existing and new collaborations, as well as additional debt financing for the construction of our new specialty ingredients fermentation facility in Brazil.

Cash Flows during the Three Months Ended March 31, 2020 and 2019

Cash Flows from Operating Activities

Our primary uses of cash from operating activities are costs related to the production and sale of our products and personnel-related expenditures, offset by cash received from renewable product sales, licenses and royalties, and grants and collaborations.

For the three months ended March 31, 2020, net cash used in operating activities was $46.4 million, consisting primarily of a $87.8 million net loss, partially offset by $48.1 million of favorable non-cash adjustments that were primarily comprised of a $27.3 million loss upon extinguishment of debt, a $16.5 million loss from change in fair value of debt, $3.5 million of stock-

based compensation and $0.7 million of amortization of right-of-use assets under operating leases. Additionally, there was a $6.6 million net increase in working capital balances.

For the three months ended March 31, 2019, net cash used in operating activities was $37.0 million, consisting of a $66.2 million net loss, $16.3 million of favorable non-cash adjustments and a $13.0 million net decrease in working capital. The non-cash adjustments were primarily comprised of $4.6 million of debt discount accretion, $3.5 million of stock-based compensation, and $2.8 million of amortization of right-of-use assets under operating leases.

Cash Flows from Investing Activities

For the three months ended March 31, 2020 and March 31, 2019, net cash used in investing activities was $1.0 million, and $3.0 million, respectively, comprised of property, plant and equipment purchases.

Cash Flows from Financing Activities

For the three months ended March 31, 2020, net cash provided by financing activities was $49.7 million, primarily comprised of $57.3 million of net proceeds from common stock issuances and deemed issuance, partly by $7.0 million of debt principal payments.

For the three months ended March 31, 2019, net cash used in financing activities was $0.2 million, primarily comprised of $0.6 million of debt principal payments, offset by $0.5 million of proceeds from debt issuance.

Off-Balance Sheet Arrangements

At March 31, 2020, we did not have any material off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

Contractual Obligations

The following is a summary of our contractual obligations as of March 31, 2020:

Payable by year ending December 31,(In thousands)	Total	2020	2021	2022	2023	2024	Thereafter
Principal payments on debt	$203,299	$61,431	$44,481	$82,633	$12,793	$307	$1,654
Interest payments on debt(1)	43,859	19,237	16,397	7,812	106	91	216
Financing leases	7,879	3,314	4,565	—	—	—	—
Operating leases	25,751	6,217	7,886	7,950	3,483	215	—
Manufacturing reservation fee	6,893	6,893	—	—	—	—	—
Partnership payment obligation	11,112	7,381	3,731
Contract termination fee	3,670	3,670	—	—	—	—	—
Total	$302,463	$108,143	$77,060	$98,395	$16,382	$613	$1,870
____________________
(1)Fixed and variable interest rates are described in Note 4, "Debt" in Part II, Item 8 of the 2019 Form 10-K. Future interest payments shown above for variable-rate debt instruments are measured on the basis of interest rates for such instruments as of March 31, 2020. The fixed interest rates are more fully described in Note 4, "Debt" in Part II, Item 8 of the 2019 Form 10-K.

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

Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of March 31, 2020. This conclusion was based on the material weaknesses in our internal control over financial reporting described in Part II, Item 9A, “Controls and Procedures” of our 2019 Form 10-K. The material weaknesses have not been remediated as of March 31, 2020.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim consolidated financial statements will not be prevented or detected on a timely basis. If not remediated, the material weaknesses in our internal control over financial reporting described in the 2019 Form 10-K could result in a material misstatement of our annual or interim consolidated financial statements that would not be prevented or detected on a timely basis.

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended March 31, 2020, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

In addition to the risk described below, the risks described in Part I, Item 1A, "Risk Factors" in our 2019 Form 10-K could materially and adversely affect our business, financial condition and results of operations, and the trading price of our common stock could decline. These risk factors do not identify all risks that we face; our operations could also be affected by factors that are not presently known to us or that we currently consider to be immaterial to our operations. Due to risks and uncertainties, known and unknown, our past financial results may not be a reliable indicator of future performance, and historical trends should not be used to anticipate results or trends in future periods. The “Risk Factors” section of the 2019 Form 10-K remains current in all material respects.

Our operations and financial results could be adversely impacted by the COVID-19 pandemic, and governmental measures taken in relation thereto, in the United States and the rest of the world.

Effective March 17, 2020, and revised April 29, 2020, the health department of Alameda County, California issued a shelter-in-place order covering our corporate headquarters, primary research and development laboratories and employees. The order is in effect through May 31, 2020, and may be extended for additional periods of time and/or its scope on business activities revised. In order to maintain our facilities, support on-going critical production campaigns, and provide information to facilitate our employees working from home, we are currently operating under minimum business operations guidelines. Accordingly, we have instituted policies for those of our employees working on-site such as limiting the number of staff in our laboratories, temperature and symptom confirmations, mandatory wearing of masks, and social distancing. As the COVID-19 pandemic continues to evolve, we may experience disruptions that could severely impact our business operations, research and development processes, manufacturing, commercialization and other activities, including:

•delays or disruptions in our supply chain due to staffing shortages, production slowdowns or stoppages and disruptions in delivery systems;
•delays or disruptions in the manufacture and/or shipment of our products, including facilities we rely upon in Brazil;
•delays or disruptions with respect to our activities in China;
•a decline in demand for our consumer goods products (including our Clean Beauty products) due to any measures put in place in response to the pandemic or any related economic downturn;
•store closings of our retail partners as mandated or recommended by federal, state or city governments;
•interruption of key research and development activities due to restricted or limited operations at our facilities and/or limitations on travel imposed or recommended by federal or state governments, employers and others;
•delays in receiving the supplies and materials needed to conduct our research and development and interruption in global shipping that may affect the transport of materials;

•interruption or delays to our development pipeline; limitations on employee resources that would otherwise be focused on the conduct of our business, including because of sickness of employees or their families or the responsibility of employees to manage family obligations while working from home;
•interruptions or delays in the operations of regulatory authorities, which may impact review or approval timelines;
•delays in necessary interactions with other important agencies and contractors due to limitations in employee resources or forced furlough of government employees;
•termination, or difficulties in procuring or maintaining, of arrangements with third parties upon whom we depend such as manufacturers, including contract manufacturing organizations, suppliers and other strategic partners;
•delays in, or limited access to, the capital markets or other sources of funding; and
•disruptions or restrictions on our ability to travel, pursue partnerships and other business transactions.

The COVID-19 pandemic and mitigation measures may have an adverse impact on global economic conditions which could have an adverse effect on our business and financial condition. In addition, the COVID-19 pandemic has had and may continue to impact the trading price of shares of our common stock and could further impact our ability to raise additional capital on a timely basis or at all.

The full extent to which the COVID-19 pandemic impacts our business, financial condition or results of operations will depend on future developments, which are highly uncertain and cannot be accurately predicted. New information may emerge concerning the severity of the COVID-19 pandemic and the actions to contain the pandemic or treat COVID-19, such as the ultimate geographic spread of the disease, the duration of the pandemic, continued travel restrictions and social distancing, business closures or disruptions as well as the effectiveness of actions taken to contain or treat COVID-19, in the United States and other countries. The COVID-19 pandemic could also result in social, political, economic, and labor instability in the countries in which we, or third parties with whom we engage, operate.

To the extent the COVID-19 pandemic adversely affects our business and financial results, it may also have the effect of impacting other risks described in Part I, Item 1A, "Risk Factors" in our 2019 Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

See Note 4, “Debt” and Note 6, “Stockholders’ Deficit” in Part I, Item 1 of this Quarterly Report on Form 10-Q for information regarding unregistered sales of equity securities during the three months ended March 31, 2020.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

During the three months ended March 31, 2020, we failed to make required interest and/or principal payments under the 2014 Rule 144A Convertible Note, the DSM $25 Million Note, the Foris LSA, the Naxyris LSA, the November 2017 Ginkgo Note, and the Schottenfeld Notes (in the 2019 Form 10-K, Part II, Item 8, see Note 4, “Debt” and Note 15, “Subsequent Events”, and in this Quarterly Report on form 10-Q, Part I, Item 1, see Note 4, “Debt” and Note 12, “Subsequent Events”). The total amounts of such defaults were, (a) in respect of interest and principal under the 2014 Rule 144A Convertible Note, $10.4 million due January 31, (b) in respect of interest under the DSM $25 Million Note, $0.6 million due March 31, (c) in respect of interest, principal and agency fee under the Foris LSA, aggregate $4.6 million due on January 31, (d) in respect of interest under the Naxyris LSA, $0.4 million due March 2, (e) in respect of interest under the November 2017 Ginkgo Note, aggregate $1.8 million due February 3 and March 2, and (f) in respect of interest and principal under the Schottenfeld November Notes, aggregate $8.4 million due January 15, and in respect of interest under the Schottenfeld September Notes, $0.4 million due March 31. These payment failures resulted in an event of default under the respective agreements and also triggered cross-defaults under those and other debt instruments that permitted each of the affected debt holders to accelerate the amounts owing under such cross-defaulted instruments. In May 2020, the Company obtained waivers from DSM, Foris, Naxyris and Ginkgo, which extended the due date for all payments due to these lenders to the earlier of the day the Company receives cash proceeds from any private placement of its equity and/or equity-linked securities, and May 31, 2020; and extended the maturity dates of the 2014 Rule 144A Convertible Note to the earlier of the day the Company receives cash proceeds from any private placement of its equity and/or equity-linked securities, and May 31, 2020. See Note 12, “Subsequent Events” for further information. Also, the Company received waivers from each of the affected cross-default debt holders to waive the right to accelerate due to the event-specific cross-defaults.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Description
2.01	Amendment No. 3, dated February 24, 2020, to the Quota Purchase Agreement, dated November 17, 2017, among registrant, AB Technologies LLC and DSM Produtos Nutricionais Brasil S.A.
4.01	Form of Right to Purchase Shares of Common Stock issued January 31, 2020 by registrant to certain investors (found at Exhibit A, herein)
4.02	Form of Warrant Amendment Agreement, dated January 31, 2020, between registrant and certain investors
4.03	Form of Warrant Amendment Agreement, dated January 31, 2020, between registrant and Foris Ventures, LLC
4.04	Form of Warrant Amendment Agreement, dated February 28, 2020, between registrant and certain investors
4.05	Form of Warrant Amendment Agreement, dated February 28, 2020, between registrant and certain investors
4.06	Senior Convertible Note Maturity Extension, dated March 11, 2020, between registrant and Total Raffinage Chimie
10.01	Warrant Exercise and Debt Equitization Agreement, dated January 31, 2020, between registrant and Foris Ventures, LLC
10.02	Form of Security Purchase Agreement, dated January 31, 2020, between registrant and certain investors
10.03	Form of Waiver and Forbearance Agreement, dated February 18, 2020, between registrant and certain investors
10.04	Waiver Agreement and Amendment to Partnership Agreement, dated March 11, 2020 by and between registrant and Ginkgo Bioworks, Inc.
10.05	Amendment to Loan Agreement, dated March 12, 2020, between registrant and Nikko Chemicals Co., Ltd.
31.01	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(c) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.02	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(c) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.01[a]
Certification of Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.02[a]	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

AMYRIS, INC.

By:	/s/ John G. Melo
John G. Melo
President and Chief Executive Officer (Principal Executive Officer)
May 11, 2020

By:	/s/ Han Kieftenbeld
Han Kieftenbeld
Chief Financial Officer (Principal Financial Officer)
May 11, 2020