Form 10-Q
period 2020-06-30
AMYRIS, INC.
filed 2020-08-10
CIK 1365916

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020
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

Shares outstanding of the Registrant's common stock:

        Class Outstanding as of August 4, 2020
        Common Stock, $0.0001 par value per share 204,730,979

AMYRIS, INC.
TABLE OF CONTENTS

		Page
	PART I
Item 1.	Financial Statements (unaudited)	4
	Condensed Consolidated Balance Sheets as of June 30, 2020 and December 31, 2019	5
	Condensed Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2020 and 2019	7
	Condensed Consolidated Statements of Comprehensive Loss for the Three and Six Months Ended June 30, 2020 and 2019	8
	Condensed Consolidated Statements of Stockholders’ Deficit and Mezzanine Equity for the Three Months Ended March 31, 2020 and 2019, and the Three Months Ended June 30, 2020 and 2019	9
	Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2020 and 2019	11
	Notes to Condensed Consolidated Financial Statements	15
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	50
Item 4.	Controls and Procedures	61

	PART II
Item 1.	Legal Proceedings	62
Item 1A.	Risk Factors	62
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	63
Item 3.	Defaults Upon Senior Securities	63
Item 5.	Other Information	64
Item 6.	Exhibits	65
SIGNATURES

PART I
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

AMYRIS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In thousands, except shares and per share amounts)	June 30, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$99,998	$270
Restricted cash	362	469
Accounts receivable, net of allowance of $102 and $45, respectively	22,029	16,322
Accounts receivable - related party, net of allowance of $0 and $0, respectively	94	3,868
Contract assets	11,724	8,485
Contract assets - related party	1,203	—
Inventories	33,059	27,770
Deferred cost of products sold - related party	7,709	3,677
Prepaid expenses and other current assets	14,531	12,750
Total current assets	190,709	73,611
Property, plant and equipment, net	27,394	28,930
Contract assets, noncurrent - related party	—	1,203
Deferred cost of products sold, noncurrent - related party	14,260	12,815
Restricted cash, noncurrent	960	960
Recoverable taxes from Brazilian government entities	5,725	7,676
Right-of-use assets under financing leases, net (Note 2)	11,422	12,863
Right-of-use assets under operating leases (Note 2)	11,662	13,203
Other assets	5,557	9,705
Total assets	$267,689	$160,966
Liabilities, Mezzanine Equity and Stockholders' Deficit
Current liabilities:
Accounts payable	$22,779	$51,234
Accrued and other current liabilities	49,110	36,655
Financing lease liabilities (Note 2)	3,605	3,465
Operating lease liabilities (Note 2)	4,893	4,625
Contract liabilities	5,180	1,353
Debt, current portion (includes instrument measured at fair value $36,624 and $24,392, respectively)	43,482	45,313
Related party debt, current portion	—	18,492
Total current liabilities	129,049	161,137
Long-term debt, net of current portion (includes instrument measured at fair value of $0 and $26,232, respectively)	23,532	48,452
Related party debt, net of current portion (includes instrument measured at fair value of $81,551 and $0, respectively)	138,898	149,515
Financing lease liabilities, net of current portion (Note 2)	2,305	4,166
Operating lease liabilities, net of current portion (Note 2)	12,457	15,037
Derivative liabilities	5,833	9,803
Other noncurrent liabilities	15,254	23,024
Total liabilities	327,328	411,134
Commitments and contingencies (Note 8)
Mezzanine equity:
Contingently redeemable common stock (Note 5)	5,000	5,000
Stockholders’ deficit:
Preferred stock - $0.0001 par value, 5,000,000 shares authorized as of June 30, 2020 and December 31, 2019; 110,436 and 8,280 shares issued and outstanding as of June 30, 2020 and December 31, 2019, respectively	—	—
Common stock - $0.0001 par value, 350,000,000 and 250,000,000 shares authorized as of June 30, 2020 and December 31, 2019, respectively; 204,618,423 and 117,742,677 shares issued and outstanding as of June 30, 2020 and December 31, 2019, respectively	20	12
Additional paid-in capital	1,935,252	1,543,668
Accumulated other comprehensive loss	(48,708)	(43,804)
Accumulated deficit	(1,953,919)	(1,755,653)
Total Amyris, Inc. stockholders’ deficit	(67,355)	(255,777)
Noncontrolling interest	2,716	609
Total stockholders' deficit	(64,639)	(255,168)
Total liabilities, mezzanine equity and stockholders' deficit	$267,689	$160,966

See the accompanying notes to the unaudited condensed consolidated financial statements.

AMYRIS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except shares and per share amounts)	2020	2019	2020	2019
Revenue:
Renewable products (includes related party revenue of $56, $0, $105 and $2, respectively)	$25,188	$12,120	$43,042	$24,004
Licenses and royalties (includes related party revenue of $0, $40,682, $3,750 and $40,302, respectively)	990	40,964	6,151	41,082
Grants and collaborations (includes related party revenue of $1,251, $2,646, $4,269 and $3,042, respectively)	3,827	9,610	9,942	11,982
Total revenue (includes related party revenue of $1,307, $43,328, $8,124 and $43,346, respectively)	30,005	62,694	59,135	77,068
Cost and operating expenses:
Cost of products sold	23,098	15,121	34,888	32,828
Research and development	16,965	19,222	34,091	37,061
Sales, general and administrative	30,503	30,862	62,517	59,115
Total cost and operating expenses	70,566	65,205	131,496	129,004
Loss from operations	(40,561)	(2,511)	(72,361)	(51,936)
Other income (expense):
Interest expense	(20,118)	(15,217)	(35,120)	(27,751)
Loss from change in fair value of derivative instruments	(11,779)	—	(8,497)	(2,039)
Loss from change in fair value of debt	(14,949)	(14,444)	(31,452)	(16,574)
Loss upon extinguishment of debt	(22,029)	(5,875)	(49,348)	(5,875)
Other income (expense), net	1,497	(41)	1,501	(156)
Total other expense, net	(67,378)	(35,577)	(122,916)	(52,395)
Loss before income taxes and loss from investment in affiliate	(107,939)	(38,088)	(195,277)	(104,331)
Provision for income taxes	(99)	—	(190)	—
Loss from investment in affiliate	(277)	—	(692)	—
Net loss	(108,315)	(38,088)	(196,159)	(104,331)
Less: income attributable to noncontrolling interest in Aprinnova	(2,107)	—	(2,107)	—
Net loss attributable to Amyris, Inc.	(110,422)	(38,088)	(198,266)	(104,331)
Less: deemed dividend related to proceeds discount and issuance costs upon conversion of Series D	—	(34,964)	—	(34,964)
Add: losses allocated to participating securities	6,361	2,255	7,435	4,690
Net loss attributable to Amyris, Inc. common stockholders	$(104,061)	$(70,797)	$(190,831)	$(134,605)

Loss per share attributable to common stockholders, basic and diluted	$(0.56)	$(0.76)	$(1.12)	$(1.59)
Weighted-average shares of common stock outstanding used in computing loss per share of common stock, basic and diluted	184,827,330	92,785,752	169,946,482	84,831,269

See the accompanying notes to the unaudited condensed consolidated financial statements.

AMYRIS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2020	2019	2020	2019
Comprehensive loss:
Net loss	$(108,315)	$(38,088)	$(196,159)	$(104,331)
Foreign currency translation adjustment	(2,355)	(1,100)	(4,904)	(136)
Total comprehensive loss	(110,670)	(39,188)	(201,063)	(104,467)
Income attributable to noncontrolling interest	(2,107)	—	(2,107)	—
Comprehensive loss attributable to Amyris, Inc.	$(112,777)	$(39,188)	$(203,170)	$(104,467)

See the accompanying notes to the unaudited condensed consolidated financial statements.

AMYRIS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT AND MEZZANINE EQUITY
(Unaudited)

	Preferred Stock		Common Stock
(In thousands, except number of shares)	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Noncontrolling Interest	Total Stockholders' Deficit	Mezzanine Equity - Common Stock
Balances at December 31, 2019	8,280	$—	117,742,677	$12	1,543,668	$(43,804)	$(1,755,653)	$609	$(255,168)	$5,000
Issuance of common stock and warrants upon conversion of debt principal and accrued interest	—	—	6,337,594	1	21,259	—	—	—	21,260	—
Issuance of common stock in private placement	—	—	3,484,321	—	10,000	—	—	—	10,000	—
Issuance of common stock in private placement - related party	—	—	10,505,652	1	27,188	—	—	—	27,189	—
Issuance of common stock upon exercise of warrants	—	—	1,160,929	—	3,332	—	—	—	3,332	—
Issuance of common stock upon exercise of warrants - related party	—	—	24,165,166	2	68,763	—	—	—	68,765	—
Exercise of common stock rights warrant - related party	—	—	—	—	15,000	—	—	—	15,000	—
Issuance of common stock right warrant - related party	—	—	—	—	8,904	—	—	—	8,904	—
Modification of previously issued common stock warrants	—	—	—	—	1,286	—	—	—	1,286	—
Derecognition of liability warrants to equity	—	—	—	—	5,200	—	—	—	5,200	—
Issuance of common stock and payment of minimum employee taxes withheld upon net share settlement of restricted stock	—	—	495,581	—	(8)	—	—	—	(8)	—
Stock-based compensation	—	—	—	—	3,504	—	—	—	3,504	—
Foreign currency translation adjustment	—	—	—	—	—	(2,549)	—	—	(2,549)	—
Net loss attributable to Amyris, Inc.	—	—	—	—	—	—	(87,844)	—	(87,844)	—
Balances at March 31, 2020	8,280	$—	163,891,920	$16	$1,708,096	$(46,353)	$(1,843,497)	$609	$(181,129)	$5,000
Issuance of preferred and common stock in private placement, net of issuance costs	72,156		32,614,573	3	160,014				160,017	—
Issuance of preferred stock in private placement - related party, net of issuance costs	30,000		—	—	30,000				30,000	—
Issuance of common stock upon exercise of warrants			132,746	—	—				—	—
Issuance of common stock subsequent to exercise of common stock rights warrant in previous period - related party			5,226,481	1	(1)				—	—
Fair value of pre-delivery shares released to holder in connection with debt amendment			—	—	10,478				10,478	—
Derecognition of liability warrants to equity			—	—	6,550				6,550	—
Fair value of modification to previously issued common stock warrants			—	—	1,067				1,067	—
Return of pre-delivery shares previously issued in connection with debt agreement			(1,363,636)	—	—				—	—
Issuance of common stock upon conversion of debt principal and accrued interest, and the related derecognition of derivative liability to equity			3,246,489	—	15,778				15,778	—
Stock-based compensation			—	—	2,931				2,931	—
Issuance of common stock upon ESPP purchase			144,523	—	421				421	—
Issuance of common stock upon exercise of stock options			5,227	—	16				16	—
Issuance of common stock and payment of minimum employee taxes withheld upon net share settlement of restricted stock			720,100	—	(98)				(98)	—
Foreign currency translation adjustment			—	—	—	(2,355)			(2,355)	—
Net loss attributable to Amyris, Inc.			—	—	—		(110,422)	2,107	(108,315)	—
Balances at June 30, 2020	110,436	$—	204,618,423	$20	$1,935,252	$(48,708)	$(1,953,919)	$2,716	$(64,639)	$5,000

	Preferred Stock		Common Stock
(In thousands, except number of shares)	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Noncontrolling Interest	Total Stockholders' Deficit	Mezzanine Equity - Common Stock
Balances at December 31, 2018	14,656	$—	76,564,829	$8	$1,346,996	$(43,343)	$(1,521,417)	$937	$(216,819)	$5,000
Cumulative effect of change in accounting principle for ASU 2017-11	—	—	—	—	32,512	—	8,531	—	41,043	—
Issuance of common stock upon exercise of warrants	—	—	450,568	—	1	—	—	—	1	—
Issuance of common stock upon exercise of stock options	—	—	3,612	—	13	—	—	—	13	—
Issuance of common stock and payment of minimum employee taxes withheld upon net share settlement of restricted stock	—	—	191,672	—	(9)	—	—	—	(9)	—
Stock-based compensation	—	—	—	—	3,452	—	—	—	3,452	—
Fair value of bifurcated embedded conversion feature in connection with debt modification	—	—	—	—	398	—	—	—	398	—
Foreign currency translation adjustment	—	—	—	—	—	964	—	—	964	—

Net loss	—	—	—	—	—	—	(66,243)	—	(66,243)	—
Balances at March 31, 2019	14,656	—	77,210,681	8	1,383,363	(42,379)	(1,579,129)	937	(237,200)	5,000
Issuance of common stock in private placement	—	—	3,610,944	1	14,221	—	—	—	14,222	—
Issuance of common stock in private placement - related party	—	—	10,478,338	—	39,499	—	—	—	39,499	—
Issuance of common stock upon conversion of debt	—	—	7,101,468	1	34,650	—	—	—	34,651	—
Issuance of common stock upon ESPP purchase		—	131,460	—	464	—	—	—	464	—
Issuance of common stock upon exercise of warrants	—	—	2,064,606	—	—	—	—	—	—	—
Issuance of common stock and payment of minimum employee taxes withheld upon net share settlement of restricted stock	—	—	589,241	—	(347)	—	—	—	(347)	—
Issuance of warrants in connection with debt accounted for at fair value	—	—	—	—	4,428	—	—	—	4,428	—
Stock-based compensation	—	—	—	—	3,375	—	—	—	3,375	—
Deemed dividend on preferred stock discounts upon conversion of Series D preferred stock	—	—	—	—	34,964	—	—	—	34,964	—
Deemed dividend on preferred stock discounts upon conversion of Series D preferred stock	—	—	—	—	(34,964)	—	—	—	(34,964)	—
Other	—	—	—	—	(238)	—	—	—	(238)	—
Foreign currency translation adjustment	—	—	—	—	—	(1,100)	—	—	(1,100)	—
Net loss	—	—	—	—	—	—	(38,088)	—	(38,088)	—
Balances at June 30, 2019	14,656	$—	101,186,738	$10	1,479,415	$(43,479)	$(1,617,217)	$937	$(180,334)	$5,000

See the accompanying notes to the unaudited condensed consolidated financial statements.

AMYRIS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
(In thousands)	2020	2019
Operating activities
Net loss	$(196,159)	$(104,331)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss upon extinguishment of debt	49,348	5,875
Loss from change in fair value of debt	31,452	16,574
Non-cash interest expense in connection with release of pre-delivery shares to holder in connection with debt amendment	10,478	—
Loss from change in fair value of derivative instruments	8,497	2,039
Stock-based compensation	6,435	6,827
Depreciation and amortization	4,115	1,722
Accretion of debt discount	2,308	7,260
Amortization of right-of-use assets under operating leases	1,336	5,846
Non-cash interest expense in connection with modification of warrants	1,066	—
Loss in equity-method investee	692	—
Non-cash interest expense added to debt principal	100	—
Loss (gain) on disposal of property, plant and equipment	42	(4)
Impairment of property, plant and equipment	13	438
Expense for warrants issued for debt covenant waivers	—	4,428
Gain on foreign currency exchange rates	(327)	(36)
Changes in assets and liabilities:
Accounts receivable	(1,971)	(2,147)
Contract assets	(3,239)	—
Accounts receivable, unbilled - related party	—	8,021
Inventories	(6,229)	(4,310)
Deferred cost of products sold - related party	(5,477)	(14,066)
Prepaid expenses and other assets	868	(1,000)
Accounts payable	(27,934)	4,532
Accrued and other liabilities	12,580	7,659
Lease liabilities	(2,153)	(8,096)
Contract liabilities	3,827	4,512
Net cash used in operating activities	(110,332)	(58,257)
Investing activities
Purchases of property, plant and equipment	(5,494)	(5,951)
Net cash used in investing activities	(5,494)	(5,951)
Financing activities
Proceeds from issuance of common and preferred stock in private placements, net of issuance costs	170,017	14,221
Proceeds from issuance of common and preferred stock in private placements, net of issuance costs - related party	45,000	39,500
Proceeds from exercises of warrants	3,332	1
Proceeds from exercises of warrants - related party	13,998	—
Proceeds from exercise of common stock rights warrant - related party	15,000	—
Proceeds from issuance of debt, net of issuance costs	15,279	18,614
Proceeds from issuance of common stock upon ESPP purchase	421	464
Proceeds from exercises of common stock options	16	13
Payment of minimum employee taxes withheld upon net share settlement of restricted stock units	(106)	(356)
Principal payments on financing leases	(1,721)	(258)
Principal payments on debt	(45,949)	(52,145)
Net cash provided by financing activities	215,287	20,054
Effect of exchange rate changes on cash, cash equivalents and restricted cash	160	(507)
Net increase (decrease) in cash, cash equivalents and restricted cash	99,621	(44,661)
Cash, cash equivalents and restricted cash at beginning of period	1,699	47,054
Cash, cash equivalents and restricted cash at end of the period	$101,320	$2,393

Reconciliation of cash, cash equivalents and restricted cash to the condensed consolidated balance sheets
Cash and cash equivalents	$99,998	$940
Restricted cash, current	362	493
Restricted cash, noncurrent	960	960
Total cash, cash equivalents and restricted cash	$101,320	$2,393

See the accompanying notes to the unaudited condensed consolidated financial statements.

AMYRIS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, Continued
(Unaudited)

	Six Months Ended June 30,
(In thousands)	2020	2019
Supplemental disclosures of cash flow information:
Cash paid for interest	$8,281	$7,986
Supplemental disclosures of non-cash investing and financing activities:
Accrued interest added to debt principal	$1,702	$448
Unpaid property, plant and equipment balances in accounts payable and accrued liabilities at end of period	$708	$1,026
Acquisition of right-of-use assets under operating leases	$—	$1,675
Cumulative effect of change in accounting principle for ASU 2017-11	$—	$41,043
Derecognition of derivative liabilities to equity upon extinguishment of debt	$6,461	$—
Derecognition of derivative liabilities upon authorization of shares	$6,550	$—
Derecognition of derivative liabilities upon exercise of warrants	$5,200	$—
Exercise of common stock warrants in exchange for debt principal and accrued interest reduction	$69,918	$—
Fair value of embedded features in connection with private placement	$2,962	$—
Fair value of warrants and embedded features recorded as debt discount in connection with debt issuances	$188	$—
Fair value of warrants and embedded features recorded as debt discount in connection with debt issuances - related party	$747	$—
Fair value of warrants recorded as debt discount in connection with debt modification	$—	$398
Issuance of common stock and warrants upon conversion of debt principal and accrued interest	$27,650	$34,650
Lease liabilities recorded upon adoption of ASC 842	$—	$33,552
Right-of-use assets under operating leases recorded upon adoption of ASC 842	$—	$29,713

See the accompanying notes to the unaudited condensed consolidated financial statements.

AMYRIS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Basis of Presentation and Summary of Significant Accounting Policies

Amyris, Inc. (Amyris or the Company) is a leading synthetic biotechnology company in Clean Health and Beauty markets through its consumer brands, and is a supplier of sustainable and natural ingredients. Amyris applies its technology platform to engineer, manufacture and sell high performance, natural, sustainably sourced products into the Health, Beauty, and Flavor & Fragrance end-markets. The Company's technology platform enables the Company to rapidly engineer microbes and use them as catalysts to metabolize renewable, plant-sourced sugars into large volume ingredients. This platform, combined with our proprietary fermentation process, replaces existing complex and oftentimes expensive manufacturing processes, resulting in our successful development and production of many distinct molecules at commercial volumes.

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

Raizen Joint Venture Agreement

On May 10, 2019, the Company and Raizen Energia S.A. (Raizen) entered into a joint venture agreement relating to the formation and operation of a joint venture relating to the production, sale and commercialization of alternative sweetener products. In connection with the formation of the joint venture, among other things, (i) the joint venture will construct a manufacturing facility on land owned by Raizen and leased to the joint venture (the Sweetener Plant), (ii) the Company will grant to the joint venture an exclusive, royalty-free, worldwide, license to certain technology owned by the Company relevant to the joint venture’s business, and (iii) the Company and Raizen will enter into a shareholders agreement setting forth the rights and obligations of the parties with respect to, and for the management of, the joint venture. The formation of the joint venture is subject to certain conditions, including certain regulatory approvals, and the achievement of certain technological and economic milestones relating to the Company’s existing production of its alternative sweetener product. The COVID-19 pandemic caused a disruption in the production campaign of the Company’s alternative sweetener product. The disruption delayed the generation of the requisite data required to complete technological and economic analysis underpinning the joint venture agreement between the parties. Therefore, the parties have agreed to extend the previous July 2020 deadline to conduct the relevant analysis of the sweetener production data in order to determine potential next steps for the joint venture. In addition, notwithstanding the satisfaction of the closing conditions, Raizen may elect not to consummate the formation and operation of the joint venture, in which event, the Company will retain the right to construct and operate the Sweetener Plant. The Company is evaluating the accounting treatment for its future interest in the joint venture under ASC 810, Consolidations and ASC 323, Equity Method and Joint Ventures and will conclude once the corporate governance and economic participation structure is finalized and the formation of the joint venture is consummated.

Potential Impact of COVID-19 on the Company's Business

With the global spread of the COVID-19 pandemic beginning in the first quarter of 2020 and anticipated continuation throughout 2020, and the resulting shelter-in-place orders covering the Company’s corporate headquarters, primary research and development laboratories, and employees, the Company has implemented policies and procedures to continue its operations under applicable minimum business operations guidelines. The extent to which the COVID-19 pandemic impacts the Company’s business, financial condition or results of operations will depend on future developments, which are highly uncertain and cannot be accurately predicted. New information may emerge concerning the severity of the COVID-19 pandemic and the actions to contain the pandemic or treat COVID-19, such as the ultimate geographic spread of the disease, the duration of the pandemic, continued travel restrictions, social distancing, business closures or disruptions, and the effectiveness of actions taken to contain or treat COVID-19 in the United States and in other countries. As the COVID-19 pandemic continues to evolve, to the extent it adversely affects our business and financial results, it may also impact other risks to which the Company is subject as set forth in the “Risk Factors” section (Part I, Item 1A) of the 2019 Form 10-K.

Going Concern

The Company has incurred significant operating losses since its inception and expects to continue to incur losses and negative cash flows from operations over the course of at least the next 12 months following the issuance of these condensed consolidated financial statements. As of June 30, 2020, the Company had working capital of $61.7 million (compared to negative working capital of $87.5 million as of December 31, 2019), and an accumulated deficit of $2.0 billion.

As of June 30, 2020, the Company's outstanding debt principal (including related party debt) totaled $175.8 million, of which $37.0 million is classified as current. The Company's debt agreements contain various covenants, including certain restrictions on the Company's business that could cause the Company to be at risk of defaults, such as restrictions on additional indebtedness, material adverse effect and cross default provisions. A failure to comply with the covenants and other provisions of the Company’s debt instruments, including any failure to make a payment when required, would generally result in events of default under such instruments, which could permit acceleration of a substantial portion of such indebtedness. If such indebtedness is accelerated, it would generally also constitute an event of default under the Company’s other outstanding indebtedness, permitting acceleration of a substantial portion of such other outstanding indebtedness. At December 31, 2019, the Company failed to meet certain covenants under several credit arrangements, including those associated with cross-default provisions, minimum liquidity and minimum asset coverage requirements. Further, at March 31, 2020, the Company failed to meet certain covenants and provisions under several credit arrangements, including those associated with cross-default provisions (as discussed below). In March 2020 and again in May 2020, these lenders (except Schottenfeld Group LLC and certain of its affiliates (Schottenfeld)) provided waivers to the Company for breaches of all past covenant violations and cross-default payment failures, under the respective credit agreements (discussed in the paragraph below) through the earlier of the closing of a significant equity offering or May 31, 2020. The Company cured these defaults with the closing of the $200 million equity offering described below and the repayment of these past due amounts. As of June 30, 2020, the Company failed to achieve the minimum revenue thresholds under the Foris LSA, Naxyris LSA and Senior Convertible Notes Due 2022, which are described in more detail in Note 4, “Debt”, and obtained a waiver from each of these lenders to cure the June 30, 2020 minimum revenue covenant violation.

Between March 31, 2020 and April 30, 2020, the Company failed to pay (i) Total Raffinage Chimie (Total), Nikko Chemicals Co. Ltd (Nikko) and certain affiliates of Schottenfeld an aggregate of $17.6 million of maturing promissory notes, (ii) failed to pay Ginkgo $7.2 million of past due interest, waiver fees and partnership payments and (iii) failed to make interest payments to all of its lenders totaling $2.8 million. These payment failures resulted in an event of default under the respective agreements and triggered cross-defaults under other debt instruments that permitted each of the affected debt holders (the Cross-Default Lenders) to accelerate the amounts owing under such cross-defaulted instruments. In May 2020, the Company obtained waivers from the lenders, except Schottenfeld, to extend the due date for all payments due under the respective agreements to the earlier of the day the Company receives cash proceeds from any private placement of its equity and/or equity-linked securities, and May 31, 2020; and amended the credit arrangements with Total and Nikko to extend the maturity dates of the original respective promissory notes to the earlier of the day the Company receives cash proceeds from any private placement of its equity and/or equity-linked securities, and May 31, 2020. Also, the Company received waivers from each of the affected Cross-Default Lenders to waive the right to accelerate due to the event-specific cross-defaults.

Beginning in May 2020 and continuing through June 2020, the Company executed a series of financial transactions to minimize cash outflows related to debt service payments and to increase operating cash. On May 1, 2020, the Company amended the Senior Convertible Notes Due 2022 to eliminate the monthly amortization payments and change the interest payment frequency from monthly to quarterly. On May 7, 2020, the Company received a $10 million Paycheck Protection Plan loan (PPP Loan). On June 1, 2020, the Company amended the Foris LSA to eliminate the quarterly principal payments and defer all interest payments until maturity on July 1, 2022, and to provide for the conversion of all outstanding indebtedness under the LSA at a $3.00 per share conversion price, which conversion is subject to stockholder approval. Further, on June 1, 2020 and June 4, 2020, the Company entered into securities purchase agreements with investors for the private placement of an aggregate of $200 million of common and preferred stock, resulting in the Company receiving approximately $190 million of net proceeds. A portion of the proceeds from the offering was used to pay down approximately $37.1 million of debt principal (which included $10 million to repay the PPP Loan) and $6.1 million of accrued interest. Also, on June 2, 2020, Total converted approximately $9.3 million of debt principal and accrued interest into common stock under the terms of the 2014 Rule 144A Convertible Note, further reducing the Company’s outstanding indebtedness. As a result of closing the equity offering, making all past due payments, converting the $9.1 million 2014 Rule 144A Convertible Note principal into equity, and executing amendments to the Foris LSA and the Senior Convertible Notes Due 2022, the Company cured all payment defaults and other events of default, including cross-defaults under the Company’s various debt instruments as of June 30, 2020. Although the Company has been able to obtain waivers in the past for substantially all of its prior defaults to date and was able to cure the existing payment defaults, it may not be able to cure or obtain a waiver for any defaults in the future.

Further, the Company's cash and cash equivalents of $100.0 million as of June 30, 2020 may not be sufficient to fund expected cash flows requirements from operations and cash debt service obligations through August 2021. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date these condensed consolidated financial statements are issued. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company's ability to continue as a going concern will depend, in large part, on its ability to eliminate or minimize the anticipated negative cash flows from operations during the 12 months from the date of this filing and to either raise additional cash proceeds through financings or refinance the debt maturities occurring in June 2021, all of which are uncertain and outside the control of the Company. Further, the Company's operating plan for the remainder of 2020 contemplates (i) revenue growth from sales of existing and new products with positive gross margins, (ii) reduced production costs as a result of manufacturing and technical developments, (iii) reduced spending in general and administrative areas, and (iv) continued cash inflows from collaborations and grants. If the Company is unable to complete these actions, it may be unable to meet its operating cash flow needs and its obligations under its existing debt facilities over the next 12 months. This could result in an acceleration of its obligation to repay all amounts outstanding under those facilities, and the Company may be forced to obtain additional equity or debt financing, which may not occur timely or on reasonable terms, if at all, and/or liquidate its assets. In such a scenario, the value received for assets in liquidation or dissolution could be significantly lower than the value reflected in these financial statements.

Significant Accounting Policies

Note 1, "Basis of Presentation and Summary of Significant Accounting Policies", to the audited consolidated financial statements in the 2019 Form 10-K includes a discussion of the significant accounting policies and estimates used in the preparation of the Company’s consolidated financial statements. There have been no material changes to the Company's significant accounting policies and estimates during the six months ended June 30, 2020.

Accounting Standards or Updates Recently Adopted

In the six months ended June 30, 2020, the Company adopted these accounting standards or updates:

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

Accounting Standards or Updates Not Yet Adopted

Credit Losses In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments. ASU 2016-13 requires entities to measure all expected credit losses for most financial assets held at the reporting date based on an expected loss model which includes historical experience, current conditions, and reasonable and supportable forecasts. Entities will now use forward-looking information to better form their credit loss estimates. ASU 2016-13 also requires enhanced disclosures to help financial statement users better understand significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an entity's portfolio. ASU 2016-13 is effective for the Company in the first quarter of 2021. The Company is currently evaluating the impact this standard will have on its condensed consolidated financial statements.

Accounting for Income Taxes In December 2019, the FASB issued ASU 2019-12, “Simplifying the Accounting for Income Taxes” (“ASU 2019-12”). The amendments in ASU 2019-12 simplify the accounting for income taxes by removing certain exceptions to the general principles in ASC Topic 740, Income Taxes. The amendments also improve consistent application of and simplify U.S. GAAP for other areas of ASC Topic 740 by clarifying and amending existing guidance. ASU

2019-12 will be effective for the Company commencing in the first quarter of fiscal year 2021. The transition requirements are dependent upon each amendment within this update and will be applied either prospectively or retrospectively. The Company is currently evaluating the amended guidance and the impact on its condensed consolidated financial statements and related disclosures.

Convertible Debt, and Derivatives and Hedging On August 5, 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, to improve financial reporting associated with accounting for convertible instruments and contracts in an entity’s own equity. ASU 2020-06 is effective for the Company in the first quarter of 2022. The Company is currently evaluating the amended guidance and the impact on its condensed consolidated financial statements and related disclosures.

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

2. Balance Sheet Details

Allowance for Doubtful Accounts

(In thousands)	Balance at Beginning of Year	Provisions	Write-offs, Net	Balance at End of Period
Six months ended June 30, 2020	$45	$57	$—	$102
Year ended December 31, 2019	$642	$110	$(707)	$45

Inventories

(In thousands)	June 30, 2020	December 31, 2019
Raw materials	$4,487	$3,255
Work-in-process	8,204	7,204
Finished goods	20,368	17,311
Inventories	$33,059	$27,770

Deferred cost of products sold - related party

(In thousands)	June 30, 2020	December 31, 2019
Deferred cost of products sold - related party	$7,709	$3,677
Deferred cost of products sold, noncurrent - related party	14,260	12,815
Total	$21,969	$16,492

In November 2018, the Company amended the supply agreement with DSM to secure capacity at the Brotas 1 facility for sweetener production through December 2022. See Note 9, “Revenue Recognition” in Part II, Item 8 of the 2019 Form 10-K for information regarding the November 2018 Supply Agreement Amendment. As part of the amendment, the Company made a series of manufacturing capacity fee payments from November 2018 to March 31, 2020. Of these payments $17.4 million was recorded as deferred cost of products sold. In June 2020, the Company paid an additional $6.9 million manufacturing capacity fee, which represents the final payment under the amendment. The capitalized deferred cost of products sold asset is expensed to cost of products sold on a units of production basis as the Company's sweetener product is produced and sold over the five-year term of the supply agreement. Each quarter, the Company evaluates its estimated future production volumes through the end of the agreement and adjusts the unit cost to be expensed over the remaining estimated production volume. During the three and six months ended June 30, 2020, the Company expensed $1.1 million and $1.3 million, respectively, of the deferred cost of products sold asset to cost of products sold. Inception to date amortization through June 30, 2020 totaled $2.3 million.

Prepaid expenses and other current assets

(In thousands)	June 30, 2020	December 31, 2019
Non-inventory production supplies	$4,687	$5,376
Prepayments, advances and deposits	6,423	4,726
Other	3,421	2,648
Total prepaid expenses and other current assets	$14,531	$12,750

Property, Plant and Equipment, Net

(In thousands)	June 30, 2020	December 31, 2019
Machinery and equipment	$46,568	$48,041
Leasehold improvements	41,479	41,478
Computers and software	9,700	9,822
Furniture and office equipment, vehicles and land	3,496	3,510
Construction in progress	8,985	9,752
	110,228	112,603
Less: accumulated depreciation and amortization	(82,834)	(83,673)
Property, plant and equipment, net	$27,394	$28,930

During the three and six months ended June 30, 2020 and 2019, depreciation and amortization expense was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2020	2019	2020	2019
Depreciation and amortization expense	$1,675	$873	$3,395	$1,722

Leases

Operating Leases

The Company has operating leases primarily for administrative offices, laboratory equipment and other facilities. The operating leases have remaining terms that range from 1 to 5 years, and often include one or more options to renew. These renewal terms can extend the lease term from 1 to 5 years and are included in the lease term when it is reasonably certain that the Company will exercise the option. The operating leases are classified as ROU assets under operating leases on the Company's condensed consolidated balance sheets and represent the Company’s right to use the underlying asset for the lease term. The Company’s obligation to make operating lease payments is included in "Lease liabilities" and "Lease liabilities, net of current portion" on the Company's condensed consolidated balance sheets. Operating lease right-of-use assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. The Company had $11.7 million and $13.2 million of right-of-use assets as of June 30, 2020 and December 31, 2019, respectively. Operating lease liabilities were $17.4 million and $19.7 million as of June 30, 2020 and December 31, 2019, respectively. During the three and six months ended June 30, 2020 and 2019, respectively, the Company recorded $1.5 million, $3.0 million, $3.0 million and $5.8 million of operating lease amortization that was charged to expense, of which $0.3 million, $0.6 million, $0.2 million and $0.4 million was recorded to cost of products sold.

Because the rate implicit in each lease is not readily determinable, the Company uses its incremental borrowing rate to determine the present value of the lease payments. The Company has certain contracts for real estate and marketing which may contain lease and non-lease components which it has elected to treat as a single lease component.

Information related to the Company's right-of-use assets and related lease liabilities were as follows:

	Six Months Ended June 30,
	2020	2019
Cash paid for operating lease liabilities, in thousands	$3,807	$10,660
Right-of-use assets obtained in exchange for new operating lease obligations(1)	$—	$31,293
Weighted-average remaining lease term	2.9	2.6
Weighted-average discount rate	18.0%	18.0%

(1) 2019 amount includes $29.7 million for operating leases existing on January 1, 2019 and $1.7 million for operating leases that commenced during the six months ended June 30, 2019.

Financing Leases

The Company has financing leases primarily for laboratory and computer equipment. Assets purchased under financing leases are included in "Right-of-use assets under financing leases, net" on the condensed consolidated balance sheets. For financing leases, the associated assets are depreciated or amortized over the shorter of the relevant useful life of each asset or the lease term. Accumulated amortization of assets under financing leases totaled $3.1 million and $1.7 million as of June 30, 2020 and December 31, 2019, respectively.

Maturities of Financing and Operating Leases

Maturities of lease liabilities as of June 30, 2020 were as follows:

Years ending December 31: (In thousands)	Financing Leases	Operating Leases	Total Leases
2020 (remaining six months)	$2,185	$3,918	$6,103
2021	4,566	7,478	12,044
2022	—	7,654	7,654
2023	—	3,318	3,318
2024	—	152	152
Total lease payments	6,751	22,520	29,271
Less: amount representing interest	(841)	(5,170)	(6,011)
Total lease liability	$5,910	$17,350	$23,260

Current lease liability	$3,605	$4,893	$8,498
Noncurrent lease liability	2,305	12,457	14,762
Total lease liability	$5,910	$17,350	$23,260

Other Assets

(In thousands)	June 30, 2020	December 31, 2019
Equity-method investment	$4,043	$4,734
Deposits	277	295
Contingent consideration	—	3,303
Other	1,237	1,373
Total other assets	$5,557	$9,705

In connection with the December 2017 sale of its subsidiary Amyris Brasil Ltda. (Amyris Brasil), the Company recorded a long-term receivable related to certain contingent consideration to be received from DSM upon DSM’s realization of certain Brazilian value-added tax benefits it acquired with its purchase of Amyris Brasil. In the three months ended June 30, 2020, the Company received the $3.3 million remaining balance of contingent consideration due to the Company under the 2017 asset purchase agreement.

Accrued and Other Current Liabilities

(In thousands)	June 30, 2020	December 31, 2019
Accrued interest	$10,810	$8,209
Ginkgo partnership payments obligation	10,134	4,319
Equity issuance costs	9,983	—
Payroll and related expenses	6,718	7,296
Contract termination fees	5,490	5,347
Asset retirement obligation	2,447	3,184
Professional services	1,595	2,968
Tax-related liabilities	—	1,685
Other	1,933	3,647
Total accrued and other current liabilities	$49,110	$36,655

Other noncurrent liabilities

(In thousands)	June 30, 2020	December 31, 2019
Liability for unrecognized tax benefit	$7,384	$7,204
Liability in connection with acquisition of equity-method investment	5,962	5,249
Ginkgo partnership payments, net of current portion	725	4,492
Contract liabilities, net of current portion	245	1,449
Refund liability(1)	—	3,750
Other	938	880
Total other noncurrent liabilities	$15,254	$23,024

(1) In April 2019, the Company assigned the Value Sharing Agreement to DSM. See Note 9, "Revenue Recognition and Contract Assets and Liabilities" in Part II, Item 8 of the 2019 Form 10-K for further information. The assignment was accounted for as a contract modification under ASC 606 that resulted in $12.5 million of prepaid variable consideration to the Company. The $12.5 million was recorded as a refund liability. During the three months ended March 31, 2020, the Company concluded that it would not be required to return any portion of the remaining refund liability to DSM, and recorded $3.8 million of royalty revenue related to this change in estimate and reduction of the refund liability.

3. Fair Value Measurement

Liabilities Measured and Recorded at Fair Value on a Recurring Basis

The following tables summarize liabilities measured at fair value, and the respective fair value by input classification level within the fair value hierarchy:

(In thousands)	June 30, 2020				December 31, 2019
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Liabilities
Foris Convertible Note (LSA Amendment)	$—	$—	$81,551	$81,551	$—	$—	$—	$—
Senior Convertible Notes	—	—	36,624	36,624	—	—	50,624	50,624
Embedded derivatives bifurcated from debt instruments	—	—	5,833	5,833	—	—	2,832	2,832
Freestanding derivative instruments issued in connection with other debt and equity instruments	—	—	—	—	—	—	6,971	6,971
Total liabilities measured and recorded at fair value	$—	$—	$124,008	$124,008	$—	$—	$60,427	$60,427

The Company did not hold any financial assets to be measured and recorded at fair value on a recurring basis as of June 30, 2020 and December 31, 2019. Also, there were no transfers between the levels during the three months ended June 30, 2020 or the year ended December 31, 2019.

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

Fair Value of Debt — Foris Convertible Note (LSA Amendment)

On June 1, 2020, the Company and Foris entered into an Amendment No. 1 to the Amended and Restated Foris LSA (LSA Amendment), pursuant to which, among other provisions, Foris will have the option in its sole discretion to convert all or a portion of the secured indebtedness, including accrued interest, into shares of Common Stock at a $3.00 conversion price (Conversion Option), which Conversion Option is subject to stockholder approval. See Note 4, “Debt” for further information regarding the LSA Amendment and related extinguishment accounting treatment. The Company elected to account for the new debt issuance under the fair value option and recorded a $22.0 million loss upon extinguishment of the Foris LSA, representing the difference between the carrying value of the Foris LSA prior to the modification and the $72.1 million reacquisition price of the Foris LSA (which is the fair value of the LSA Amendment with the conversion option). The LSA Amendment also contains certain change in control embedded derivatives and a contingent beneficial conversion feature and management believes the fair value option best reflects the underlying economics of new convertible note. Under the fair value election, changes in fair value will be reported in the consolidated statements of operations as "Gain (loss) from change in fair value of debt" in each reporting period subsequent to the issuance of the LSA Amendment.

At June 1, 2020, the contractual outstanding principal of the LSA Amendment was $50.0 million and the fair value was $72.1 million. The Company measured the initial fair value of the LSA Amendment using a binomial lattice model (which is discussed in further detail below) using the following inputs: (i) $3.73 stock price, (ii) 26% discount yield, (iii) 0.16% risk free interest rate (iv) 45% equity volatility and (v) 5% probability of change in control. The Company assumed that if a change of control event were to occur, it would occur at the end of the calendar year. At June 30, 2020, the contractual outstanding principal of the LSA Amendment was $50.0 million and the fair value was $81.6 million. The Company remeasured the fair value of the LSA Amendment using the following inputs: (i) $4.27 stock price, (ii) 25% discount yield, (iii) 0.16% risk free interest rate (iv) 45% equity volatility and (v) 5% probability of change in control. The Company assumed that if a change of control event were to occur, it would occur at the end of the calendar year. The Company recorded a $9.5 million loss related to the change in fair value of the LSA Amendment for the three months ended June 30, 2020.

Fair Value of Debt — Senior Convertible Notes

On January 14, 2020, the Company exchanged the $66 million Senior Convertible Notes (or the Prior Notes) for (i) new senior convertible notes in an aggregate principal amount of $51 million (the New Notes or New Senior Convertible Notes), (ii) an aggregate of 2,742,160 shares of common stock (the Exchange Shares), (iii) rights (the Rights) to acquire up to an aggregate of 2,484,321 shares of common stock, (iv) warrants (the Warrants) to purchase up to an aggregate of 3,000,000 shares of common stock (the Warrant Shares) at an exercise price of $3.25 per share, with an exercise term of two years from issuance, (v) accrued and unpaid interest on the Senior Convertible Notes (payable on or prior to January 31, 2020) and (vi) cash fees in an aggregate amount of $1.0 million (payable on or prior to January 31, 2020). Due to the legal extinguishment and exchange of the Prior Notes and significantly different cash flows contained in the New Notes, the Company accounted for the exchange as a debt extinguishment of the Prior Notes and a new debt issuance of the New Notes. The Company recorded a $5.3 million loss upon extinguishment of debt, which was comprised of the $4.1 million fair value of the Warrants, the $1.0 million cash fee and $0.2 million excess fair value of the Exchange Shares and Rights over the $2.87 per share contractual value. See Note 4, "Debt” for further information regarding the transaction.

The Company elected to account for the New Notes at fair value, as of the January 14, 2020 issuance date. Management believes that the fair value option better reflects the underlying economics of the New Senior Convertible Notes, which contain multiple embedded derivatives. Under the fair value election, changes in fair value will be reported as "Gain (loss) from change in fair value of debt" in the consolidated statements of operations in each reporting period subsequent to the issuance of the New Notes.

At January 14, 2020, the contractual outstanding principal of the New Senior Convertible Notes was $51.0 million and the fair value was $35.8 million. The Company measured the fair value at January 14, 2020 using a binomial lattice model (which is discussed in further detail below) using the following inputs: (i) $2.90 stock price, (ii) 226% discount yield, (iii) 1.59% risk free interest rate (iv) 45% equity volatility, (v) 25% / 75% probability of principal repayment in cash or stock, respectively and (vi) 5% probability of change in control. The Company assumed that if a change of control event were to occur, it would occur at the end of the calendar year.

At June 30, 2020, the contractual outstanding principal of the New Senior Convertible Notes was $30.0 million and the fair value was $36.6 million. The Company measured the fair value at June 30, 2020 using a binomial lattice model (which is discussed in further detail below) using the following inputs: (i) $4.27 stock price, (ii) 232% discount yield, (iii) 0.16% risk free interest rate (iv) 45% equity volatility, and (v) 5% probability of change in control. The Company assumed that if a change of control event were to occur, it would occur at the end of the calendar year.

For the three and six months ended June 30, 2020, the Company recorded a $5.5 million loss and a $22.0 million loss from change in fair value of debt, respectively, in connection with the fair value remeasurement of the Prior Notes and the New Senior Convertible Notes, as follows:

In thousands
Fair value at December 31, 2019	$50,624
Less: principal paid	(35,980)
Loss from change in fair value	21,980
Fair value at June 30, 2020	$36,624

A binomial lattice model was used to determine whether the LSA Amendment and the Senior Convertible Notes (Debt Instruments) would be converted, called or held at each decision point. Within the lattice model, the following assumptions are made: (i) the convertible note will be converted early if the conversion value is greater than the holding value and (ii) the convertible note will be called if the holding value is greater than both (a) redemption price and (b) the conversion value at the time. If the convertible note is called, the holder will maximize their value by finding the optimal decision between (1) redeeming at the redemption price and (2) converting the convertible note. Using this lattice method, the Company valued the Debt Instruments using the "with-and-without method", where the fair value of the Debt Instruments including the embedded and freestanding features is defined as the "with," and the fair value of the Debt Instruments excluding the embedded and freestanding features is defined as the "without." This method estimates the fair value of the Debt Instruments by looking at the difference in the values of the Debt Instruments with the embedded and freestanding derivatives and the fair value of the Debt Instruments without the embedded and freestanding features. The lattice model uses the stock price, conversion price, maturity date, risk-free interest rate, estimated stock volatility, estimated credit spread and other instrument-specific assumptions. The Company remeasures the fair value of the Debt Instruments and records the change as a gain or loss from change in fair value of debt in the statement of operations for each reporting period.

Derivative Liabilities Recognized in Connection with the Issuance of Debt Instruments

The following table provides a reconciliation of the beginning and ending balances for the Company's derivative liabilities recognized in connection with the issuance of debt instruments, either freestanding or embedded, measured at fair value using significant unobservable inputs (Level 3):

(In thousands)	Debt-related Derivative Liability	Total Derivative Liability
Balance at December 31, 2019	$9,803	$9,803
Fair value of derivative liabilities issued during the period	8,752	8,752
Change in fair value of derivative instruments	8,496	8,496
Derecognition on settlement or extinguishment	(21,218)	(21,218)
Balance at June 30, 2020	$5,833	$5,833

Freestanding Derivative Instruments

In connection with the January 14, 2020 issuance of the New Senior Convertible Notes as discussed above and in Note 4, “Debt” (which was accounted for as an extinguishment of the original $66 million Senior Convertible Notes), the Company issued warrants (the Warrants) to purchase up to an aggregate of 3.0 million shares of common stock (the Warrant Shares). Due to stock exchange ownership limitations, which if exceeded would require stockholder approval and possibly require cash settlement for failure to deliver shares upon exercise, the Company concluded that a portion of the Warrant Shares met the derivative scope exception and equity classification criteria and were accounted for as additional paid in capital, and a portion of the Warrant Shares did not meet the derivative scope exception or equity classification criteria and were accounted for as a derivative liability. The Warrants had an initial fair value of $4.1 million, which was recorded as: (i) $4.1 million loss upon extinguishment of debt, (ii) $2.4 million additional paid in capital and (iii) $1.7 million derivative liability. The Warrant Shares derivative liability portion will be remeasured each reporting period until settled or extinguished with subsequent changes in fair value recorded through the statement of operations. The fair value of the Warrants was determined using a Black-Scholes-Merton option pricing model based on the input assumptions for liability classified warrants table in the valuation methodology section below. At March 31, 2020, the fair value of the Warrant Shares derivative liability portion was $1.5 million, and the Company recorded a $0.2 million gain on change in fair value of derivative instruments during the three months ended March 31, 2020. On May 29, 2020, the Company obtained stockholder approval to remove the stock ownership limitations. As a result, the Company is able to physically deliver shares under the Warrants without the potential for cash settlement. In the three months ended June 30, 2020, the Company recorded a $1.3 million final mark-to-market loss on change in derivative liability, using a Black-Scholes-Merton option pricing model based on the input assumptions for liability classified warrants table in the valuation methodology section below, and derecognized the $2.8 million derivative liability balance relate to this portion of the Warrant Shares into additional paid in capital.

In connection with the January 31, 2020 private placement transaction with Foris Ventures LLC (an entity affiliated with director John Doerr and which beneficially owns greater than 5% of the Company’s outstanding common stock discussed in Note 6, “Stockholders’ Deficit”), the Company issued a right (the Right) to purchase up to an aggregate of 5.2 million shares of common stock (the Right Shares). Due to certain contractual provisions in the Right, the Company concluded that a portion of the Right Shares met the derivative scope exception and equity classification criteria and were accounted for as additional paid in capital, and a portion of the Right Shares did not meet the derivative scope exception or equity classification criteria and were accounted for as a derivative liability. The Right had an initial fair value of $5.3 million, of which $2.3 million was recorded as additional paid in capital and $3.0 million was recorded as a derivative liability. The Right Shares derivative liability portion will be remeasured each reporting period until settled or extinguished with subsequent changes in fair value recorded through the statement of operations. The fair value of the Right was determined using a Black-Scholes-Merton option pricing model based on the input assumptions for liability classified warrants table in the valuation methodology section below. At March 31, 2020, the fair value of the Right Shares derivative liability portion was $2.0 million, and the Company recorded a $1.0 million gain on change in fair value of derivative instruments during the three months ended March 31, 2020. On May 29, 2020, the Company obtained stockholder approval to increase its authorized share count from 255 million to 355 million. As a result, the portion of the Right Shares initially accounting for as a derivative liability was no longer precluded from the derivative scope exception and met the criteria for equity classification. In the three months ended June 30, 2020, the Company recorded a $1.8 million final mark-to-market loss on change in fair value of derivative instruments using a Black-Scholes-Merton option pricing model based on the input assumptions for liability classified warrants table in the valuation methodology section below, and derecognized the $3.7 million derivative liability balance into additional paid in capital.

In connection with the January 31, 2020 Debt Equitization transaction with Foris, which was accounted for as a debt extinguishment as discussed in Note 4, “Debt” and Note 6, “Stockholders’ Deficit”, the Company issued rights (the Right) to purchase up to of 8.8 million shares of common stock at $2.87 per share for twelve months from the issuance date. The Company concluded that the Right met the derivative scope exception and criteria to be accounted for in equity. The Right had a fair value of $8.9 million which was recorded as additional paid in capital and a charge to loss upon extinguishment of debt. The fair value of the Right was determined using a Black-Scholes-Merton option pricing model based on the input assumptions for liability classified warrants table in the valuation methodology section below.

During the second half of 2019, the Company issued five freestanding liability warrants related to the September 2019 and November 2019 Schottenfeld Notes (the Schottenfeld Notes), which the Company recorded at fair value as a derivative liability and debt discount on the respective issuance dates (see Note 4, “Debt” for further information). These freestanding liability warrants had a collective fair value of $7.0 million at December 31, 2019. As a result of the Foris Debt Equitization transaction on January 31, 2020, the variability causing these instruments to be recorded as a derivative liability was eliminated and upon derecognition of this liability into equity, the Company recorded a $1.8 million gain on change in fair value of derivative instruments in the three months ended March 31, 2020, using a Black-Scholes-Merton option pricing model based on the input assumptions for liability classified warrants table in the valuation methodology section below, and reclassified the derivative liability balance of $5.2 million to additional paid in capital.

On February 28, 2020, the Company entered into forbearance agreements with certain affiliates of the Schottenfeld Group LLC (the Lenders) related to certain defaults under the Schottenfeld Notes. The transaction was accounted for as a debt extinguishment. See Note 4, “Debt” for further information. In connection with entering into the forbearance agreements, the Company committed to issuing new warrants (the New Warrants) to the Lenders under certain contingent events for 1.9 million shares of common stock at a $2.87 purchase price and a two-year term. The contingent obligation to issue the New Warrants did not meet the derivative scope exception or equity classification criteria and were accounted for as a derivative liability. The contingently issuable New Warrants derivative liability had an initial fair value of $3.2 million and was recorded as a derivative liability with a $3.2 million charge to loss upon extinguishment of debt. The New Warrants derivative liability will be remeasured each reporting period until settled or extinguished with subsequent changes in fair value recorded through the statement of operations. The fair value of the New Warrants derivative liability was determined using a Black-Scholes-Merton option pricing model based on the input assumptions for liability classified warrants table in the valuation methodology section below. At June 30, 2020, the fair value of the New Warrants derivative liability was $5.2 million, and the Company recorded a $2.1 million loss on change in fair value derivative instruments during the six months ended June 30, 2020.

On April 6, 2020, the Company and Total entered into a Senior Convertible Note Maturity Extension Agreement to extend the maturity date of the 2014 Rule 144A Convertible Note to April 30, 2020 and reduce the conversion price from $56.16 to $2.87 per share. See Note 4, “Debt” for further information. Historically, the embedded conversion option was bifurcated and accounted for as a derivative liability, and at December 31, 2019 and March 31, 2020 had a $0 fair value due to the Note’s short maturity and the significant conversion price differential when compared to the Company’s current stock price. As a result of the conversion price reduction, the Company remeasured the fair value of the conversion option using a Black-Scholes-Merton option pricing model based on the input assumptions for liability classified warrants table in the valuation methodology section below, and recorded a $6.5 million loss on change in fair value of derivative instruments in the three and six months ended June 30, 2020. On June 2, 2020, Total elected to convert all the outstanding principal and interest under the 2014 Rule 144A Convertible Note totaling $9.3 million into 3,246,489 shares of common stock. Upon conversion, the $6.5 million liability was derecognized into additional paid in capital, along with the debt principal and interest balance.

Bifurcated Embedded Features in Debt Instruments

During the second half of 2019, the Company issued four debt instruments with embedded mandatory redemption features which were bifurcated from the debt host instruments and recorded at fair value as a derivative liability and debt discount. The collective fair value of the four bifurcated derivatives totaled $2.8 million at December 31, 2019. In January and February 2020, the Company again modified certain key terms in three of the four underlying debt instruments, resulting in a debt extinguishment of the three modified debt instruments. Consequently, in the three months ended March 31, 2020, the collective fair value of the three extinguished bifurcated derivatives totaling $2.3 million was recorded as a loss upon extinguishment of debt and the $0.9 million collective fair value of the new bifurcated embedded mandatory redemption features was recorded as a derivative liability and new debt discount at the modification date. The fair value of the bifurcated derivative liability was determined using a probability weighted discounted cash flow analysis which is discussed in the valuation methodology and approach section below. As of and for the six months ended June 30, 2020, the fair value of the bifurcated embedded mandatory redemption features was $0.6 million, and the Company recorded a $0.5 million gain on change in fair value derivative instruments. Also, one of the bifurcated features was embedded in the Foris LSA, which was modified and accounted for as an extinguishment in the three months ended June 30, 2020. As a result, the $0.7 million derivative liability balance was derecognized and recorded into the initial fair value of the new Foris Convertible Note (see “Fair Value of Debt – Foris Convertible Note (LSA Amendment)” above).

Valuation Methodology and Approach to Measuring the Derivative Liabilities

The liabilities associated with the Company’s freestanding and embedded derivatives outstanding at June 30, 2020 and December 31, 2019 represent the fair value of freestanding equity instruments and mandatory redemption features embedded in certain debt instruments. See Note 4, "Debt", and Note 6, "Stockholders' Deficit" for further information regarding these host instruments. There is no current observable market for these types of derivatives and, as such, the Company determined the fair value of the freestanding instrument or embedded derivatives using the Black-Scholes-Merton option pricing model or a probability weighted discounted cash flow analysis measuring the fair value of the debt instrument both with and without the embedded feature, both of which are discussed in more detail below.

The Company used the Black-Scholes-Merton option pricing model to determine the fair value of its liability classified warrants as of June 30, 2020 and December 31, 2019. Input assumptions for these freestanding instruments are as follows:

Range for the Period
Input assumptions for liability classified warrants:	June 30, 2020	December 31, 2019
Fair value of common stock on issue date	$2.56 – $4.27	$3.09 – $4.76
Exercise price of warrants	$2.87 – $3.25	$3.87 – $3.90
Expected volatility	111% – 214%	94% – 105%
Risk-free interest rate	0.09% – 0.20%	1.58% – 1.67%
Expected term in years	0.07 – 2.51	1.51 – 2.00
Dividend yield	0.0%	0.0%

The Company uses a probability weighted discounted cash flow model to measure the fair value of the mandatory redemption features embedded in the debt instruments modified in the first quarter of 2020. The model is designed to measure and determine if the debt instruments would be called or held at each decision point. Within the model, the following assumption is made: the underlying debt instrument will be called early if the change in control redemption value is greater than the holding value. If the underlying debt instrument is called, the holder will maximize their value by finding the optimal decision between (i) redeeming at the redemption price and (ii) holding the instrument until maturity. Using this assumption, the Company valued the embedded derivatives on a "with-and-without method", where the fair value of each underlying debt instrument including the embedded derivative is defined as the "with," and the fair value of each underlying debt instrument excluding the embedded derivatives is defined as the "without." This method estimates the fair value of the embedded derivatives by comparing the fair value differential between the with and without mandatory redemption feature. The model incorporates the mandatory redemption price, time to maturity, risk-free interest rate, estimated credit spread and estimated probability of a change in control default event.

The market-based assumptions and estimates used in valuing the embedded derivative liabilities include amounts in the following ranges/amounts:

	June 30, 2020	December 31, 2019
Risk-free interest rate	0.09% - 0.17%	1.6% - 1.7%
Risk-adjusted discount yield	25.0% - 26.0%	20.0% - 27.0%
Probability of change in control	5.0%	5.0%
Credit spread	24.7% - 36.8%	18.4% - 25.4%
Estimated conversion dates	2022 - 2023	2022 - 2023

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

Assets and Liabilities Recorded at Carrying Value

Financial Assets and Liabilities

The carrying amounts of certain financial instruments, such as cash equivalents, accounts receivable, prepaid expenses and other current assets, accounts payable and other current accrued liabilities, approximate fair value due to their relatively short maturities and low market interest rates, if applicable. Loans payable and credit facilities are recorded at carrying value, which is representative of fair value at the date of acquisition. The Company estimates the fair value of these instruments using observable market-based inputs (Level 2). The carrying amount (the total amount of net debt presented on the balance sheet) of the Company's debt at June 30, 2020 and at December 31, 2019, excluding the debt instruments recorded at fair value, was $87.7 million and $195.8 million, respectively. The fair value of such debt at June 30, 2020 and at December 31, 2019 was $77.8 million and $194.8 million, respectively, and was determined by (i) discounting expected cash flows using current market discount rates estimated for certain of the debt instruments and (ii) using third-party fair value estimates for the remaining debt instruments.

4. Debt

Net carrying amounts of debt are as follows:

	June 30, 2020				December 31, 2019
(In thousands)	Principal	Unaccreted Debt Discount	Change in Fair Value	Net	Principal	Unaccreted Debt Discount	Change in Fair Value	Net
Convertible notes payable
Senior convertible notes	$30,020	$—	$6,604	$36,624	$66,000	$—	$(15,376)	$50,624
	30,020	—	6,604	36,624	66,000	—	(15,376)	50,624
Related party convertible notes payable
Foris convertible note	50,041	—	31,510	81,551	—	—	—	—
2014 Rule 144A convertible notes	—	—	—	—	10,178	—	—	10,178
	50,041	—	31,510	81,551	10,178	—	—	10,178
Loans payable and credit facilities
Schottenfeld notes	12,500	(299)	—	12,201	20,350	(1,315)	—	19,035
Nikko notes	8,632	(830)	—	7,802	14,318	(901)	—	13,417
Ginkgo note	12,000	(2,648)	—	9,352	12,000	(3,139)	—	8,861
Other loans payable	1,034	—	—	1,034	1,828	—	—	1,828
	34,166	(3,777)	—	30,389	48,496	(5,355)	—	43,141
Related party loans payable
Foris notes	5,000	—	—	5,000	115,351	(9,516)	—	105,835
DSM notes	33,000	(3,557)	—	29,443	33,000	(4,621)	—	28,379
Naxyris note	23,559	(655)	—	22,904	24,437	(822)	—	23,615
	61,559	(4,212)	—	57,347	172,788	(14,959)	—	157,829
Total debt	$175,786	$(7,989)	$38,114	205,911	$297,462	$(20,314)	$(15,376)	261,772
Less: current portion				(43,482)				(63,805)
Long-term debt, net of current portion				$162,429				$197,967

Exchange of Senior Convertible Notes

On January 14, 2020, the Company completed the exchange of the Company’s $66 million Senior Convertible Notes (or the Prior Notes), pursuant to separate exchange agreements (the Exchange Agreements) with certain private investors (the Holders), for (i) new senior convertible notes in an aggregate principal amount of $51 million (the New Notes or New Senior Convertible Notes), (ii) an aggregate of 2,742,160 shares of common stock (the Exchange Shares), (iii) rights (the Rights) to acquire up to an aggregate of 2,484,321 shares of common stock (the Rights Shares), (iv) warrants (the Warrants) to purchase up to an aggregate of 3,000,000 shares of common stock (the Warrant Shares) at an exercise price of $3.25 per share, with an exercise term of two years from issuance, (v) accrued and unpaid interest on the Senior Convertible Notes (payable on or prior to January 31, 2020) and (vi) cash fees in an aggregate amount of $1.0 million (payable on or prior to January 31, 2020). The Exchange Shares and Warrants were issued on January 14, 2020. The unpaid interest and cash fees were paid in accordance with the Exchange Agreements. The Rights were exercised by the Holder and common stock shares issued by the Company according to the terms of the New Senior Convertible Notes on February 24, 2020.

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

Due to multiple changes in key provisions of the Prior Notes, the Company analyzed the before and after cash flows between the (i) fair value of the New Notes and (ii) reacquisition price of the Prior Notes resulting from the (A) decreased principal from $66 million to $51 million, (B) fair value of the Exchange Shares, (C) fair value of the Rights, (D) fair value of the Warrants and (E) cash fees to be paid prior to January 31, 2020 to determine whether these changes resulted in a modification or extinguishment of the Prior Notes. Based on the before and after cash flows of each note, the change was significantly different. Consequently, the Exchange Agreements were accounted for as a debt extinguishment of the Prior Notes and a new debt issuance of the New Notes. The Company recorded a $5.3 million loss upon extinguishment of debt in the three months ended March 31, 2020, which was comprised of the $4.1 million fair value of the Warrants (considered a non-cash fee paid to the lender), the $1.0 million cash fee and $0.2 million excess fair value of the Exchange Shares and the Rights Shares over the contractual value. See Note 6, “Stockholders’ Deficit” for further information on the accounting treatment of the Exchange Shares and the Rights Shares upon issuance of the New Notes. Also, see Note 3, “Fair Value Measurement” for more information regarding the valuation methodology used to determine the fair value of the Warrants.

The Company elected to account for the New Notes at fair value, as of the January 14, 2020 issuance date. Management believes that the fair value option better reflects the underlying economics of the New Senior Convertible Notes, which contain multiple embedded derivatives. Under the fair value election, changes in fair value will be reported in the consolidated statements of operations as "Gain (loss) from change in fair value of debt" in each reporting period subsequent to the issuance of the New Notes. For the three months ended March 31, 2020, the Company recorded a loss of $1.1 million, which is shown as Fair Value Adjustment in the table at the beginning of this Note 4. See Note 3, "Fair Value Measurement" for information about the assumptions that the Company used to measure the fair value of the Senior Convertible Notes.

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

In addition, pursuant to the W&F Agreements, the Company and the Holders agreed that (i) the New Note amortization payment due on March 1, 2020 would be in the aggregate amount of $10.0 million (the Amortization Payment), split proportionally among the Holders, and that the Company would elect to pay such amortization payment in shares of Common Stock in accordance with the terms of the New Notes, provided however, that: (A) the Amortization Stock Payment Price (as defined in the New Notes) would be $3.00, (B) the Amortization Share Payment Period (as defined in the New Notes) with respect to the Amortization Payment would end on April 30, 2020 rather than March 31, 2020; and (C) in the event that Holder did not elect to receive the full Amortization Share Amount (as defined in the New Notes) during such Amortization Share Payment Period, then the Amortization Payment would be automatically reduced by the portion of such Amortization Payment not received by the Holder, (ii) there would be no amortization payment due on April 1, 2020, and (iii) the amortization payment due on May 1, 2020 would be in the aggregate amount of $8.9 million split proportionally among the Holders. The W&F Agreements were accounted for as a debt modification, as the before and after cash flows were not significantly different.

Amendment to Senior Convertible Notes Due 2022

On May 1, 2020, the Company and the holders of the New Senior Convertible Notes Due 2022 entered into separate amendments to the New Notes and the W&F Agreements (Note Amendment), pursuant to which the Company and the Holders agreed: (i) to amend the maturity date of the New Notes from September 30, 2022 to June 1, 2021 (Maturity Date); (ii) to remove from the New Notes all equity triggering provisions that allowed the Holders to convert the notes at a reduced conversion price in certain circumstances other than events of default; (iii) that the Company would no longer be required to redeem the New Notes in an aggregate amount of $10 million following the receipt by the Company of at least $80 million of aggregate net cash proceeds from one or more financing transactions; (iv) that interest payments would be due quarterly (as opposed to monthly), starting on August 1, 2020; (v) that an aggregate amortization payment of approximately $16.4 million (split proportionally among the Holders) would be due on or before the earlier of May 31, 2020 and the date on which the Company receives at least $50 million of aggregate net proceeds in an offering of securities (Amended May Amortization), an amortization payment of $5 million (to the largest Holder) would be due on December 1, 2020 unless the Company receives at least $50 million of aggregate net cash proceeds from one or more financing transactions after May 1, 2020, and no other amortization payment would be due prior to the Maturity Date; (vi) to reduce the conversion price of the New Notes from $5.00 to $3.50; (vii) to reduce the redemption price with respect to optional redemptions by the Company prior to October 1, 2020 to 100%, prior to December 31, 2020 to 105% and to 110% thereafter (as opposed to 115%), of the amount being redeemed; and (viii) that an aggregate of 2,836,364 shares of Common Stock held by the Holders would not be considered as Pre-Delivery

Shares (issued in connection with the November 15, 2019 Senior Convertible Notes Due 2022 and as defined in the New Notes) and would be subject to certain selling restrictions until June 15, 2020, and that an aggregate of 1,363,636 Pre-Delivery Shares held by certain Holders would be promptly returned to the Company. These Pre-Delivery Shares were returned to the Company on May 5, 2020 and May 6, 2020. The Company paid $16.4 million on June 1, 2020 to satisfy the required amortization payment and is no longer required to make the $5.0 million amortization payment on December 1, 2020. On June 4, 2020, the Company released an additional 700,000 Pre-Delivery Shares to the largest Holder in connection with the Second Amendment to New Notes and the W&F Agreements. The Company recorded $10.5 million of additional interest expense, representing the fair value of the 3,536,364 Pre-Delivery Shares released to the Holders.

Further, in connection with the Note Amendment, the Company and the Holders entered into certain warrant amendment agreements pursuant to which (i) the exercise price of the warrants issued on January 14, 2020 in connection with the Exchange of the Senior Convertible Notes due 2022 was reduced to $2.87 per share, from $3.25, with respect to an aggregate of 2,000,000 warrant shares; (ii) the exercise price of a warrant to purchase 960,225 shares of the Company’s Common Stock issued to one of the Holders on May 10, 2019 was reduced to $2.87 per share, from $5.02, and the exercise term of such warrant was extended to January 31, 2022, from May 10, 2021; and (iii) the exercise term of a right to purchase 431,378 shares of the Company’s Common Stock issued to one of the Holders on January 31, 2020 was extended to January 31, 2022, from January 31, 2021. See Note 6, “Stockholders’ Deficit” for more information regarding the accounting treatment of these warrant modifications.

Debt Equitization – Foris, Related Party

As of December 31, 2019, the Company had two loans payable to Foris Ventures, LLC (Foris) with a total principal balance of $110.0 million, excluding capitalized interest of $5.3 million. Foris is an entity affiliated with director John Doerr of Kleiner Perkins Caufield & Byers, a current stockholder, and an owner of greater than five percent of the Company’s outstanding common stock. The first loan (Foris $19 million Note) was a $19 million unsecured borrowing that accrued interest at 12% per annum and matures on January 1, 2023. The second loan (Foris LSA) is a $91.0 million secured borrowing that accrues interest at 12.5% per annum and matured on March 1, 2023. The Foris LSA required quarterly principal payments and monthly interest payments. See Amendment No. 1 to Amended and Restated LSA — Foris, Related Party below for more information on the maturity date and payment terms of the Foris LSA.

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

As a result of the transaction described above, on January 31, 2020, the principal balance of the Foris $19 million Note and accrued but unpaid interest was fully settled through the exercise price of certain of outstanding warrants. Upon settlement of the Foris $19 million Note, the Company recorded a $5.7 million loss upon extinguishment debt, which was comprised of $6.1 million of unaccreted discount, less the $0.4 million fair value of the extinguished bifurcated derivative liability.

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

Amendment No. 1 to Foris LSA — Foris, Related Party

On June 1, 2020, the Company and Foris entered into Amendment No. 1 to the Foris LSA (LSA Amendment), pursuant to which: (i) the interest rate applicable to the then outstanding secured indebtedness (Secured Indebtedness) was amended from and after June 1, 2020 to a per annum rate of interest equal to 6.00% (previously 12.5%), (ii) the Company shall not be required to make any interest payments outstanding as of May 31, 2020 or accruing thereafter prior to July 1, 2022 (previously due monthly), (iii) the quarterly principal amortization payments were eliminated and all outstanding principal under the LSA Amendment became due on July 1, 2022, and (iv) Foris shall have the option, in its sole discretion, to convert all or portion of the Secured Indebtedness, including accrued interest, into shares of common stock at a $3.00 conversion price (Conversion Option), subject to the Company’s stockholder approval to issue shares of common stock upon exercise of the Conversion Option in accordance with applicable rules and regulations of the Nasdaq Stock Market, including Nasdaq Listing Standard Rule 5635(d); provided that, if the stockholder approval is obtained before August 15, 2020, Foris would exercise its Conversion Option with respect to no less than $15 million of the Secured Indebtedness within 30 days of such stockholder approval.

The Company analyzed the before and after cash flows resulting from the LSA Amendment to determine whether these changes result in a modification or extinguishment of the Foris LSA. Based on the before and after cash flows, the change was significant. Consequently, the LSA Amendment was accounted for as a debt extinguishment and a new debt issuance. The Company elected to account for the new debt issuance under the fair value option and recorded a $22.0 million loss upon extinguishment of the Foris LSA, representing the difference between the carrying value of the Foris LSA prior to the modification and the $72.1 million reacquisition price of the Foris LSA (which is the fair value of the LSA Amendment with the conversion option). Management believes the fair value option best reflects the underlying economics of the LSA Amendment, which contains embedded derivatives, a conversion option requiring bifurcation and a beneficial conversion feature. Under the fair value election, changes in fair value will be reported in the consolidated statements of operations as "Gain (loss) from change in fair value of debt" in each reporting period subsequent to the issuance of the LSA Amendment. The Company also recorded a loss of $9.5 million for the three months ended June 30, 2020 related to the change in fair value of the LSA Amendment after the June 1, 2020 issuance date, which is shown as Fair Value Adjustment in the table at the beginning of this Note 4. See Note 3, "Fair Value Measurement" for information about the assumptions that the Company used to measure the fair value of the LSA Amendment.

Schottenfeld Forbearance Agreement

The Company, Schottenfeld Group LLC (Schottenfeld) and certain of its affiliates (collectively, the Lenders) are parties (i) to certain Credit Agreements, each dated September 10, 2019 (collectively, the September Credit Agreements) and (ii) to a Credit and Security Agreement, dated November 14, 2019 (the CSA, and collectively with the September Credit Agreements, the Credit Agreements), pursuant to which the Company issued to the Lenders certain notes (the September Notes and the November Notes, respectively, and collectively, the Schottenfeld Notes) and warrants (the September Warrants and the November Warrants, respectively, and collectively, the Schottenfeld Warrants) to purchase shares (the Warrant Shares) of the Company’s common stock. See Note 6, “Stockholders’ Deficit” for further information. Indebtedness under the September Notes totals $12.5 million, accrues interest at 12% per annum and matures on January 1, 2023. Indebtedness under the November Notes total $7.9 million, accrued interest at 12% per annum and originally matured on January 15, 2020. The Company failed to repay the $7.9 million November Notes by January 15, 2020.

On February 28, 2020, the Company entered into a forbearance agreement with the Lenders (Forbearance Agreement), pursuant to which the Lenders would forbear, for 60 days from the date of the Forbearance Agreement, unless terminated earlier (the Forbearance Period), to exercise certain rights as a result of the Company’s defaults under the Credit Agreements and related Schottenfeld Notes, including the failure of the Company to (i) to pay all principal and accrued interest on the November Notes at the maturity date, (ii) the failure to pay on or before December 31, 2019, all accrued and unpaid interest through December 31, 2019 on the September Notes, and (iii) the failure, on or before December 15, 2019, to convert or exchange at least $60 million, but not less than 100%, of certain junior outstanding indebtedness into equity in the Company, and certain other events of default. Under the Forbearance Agreement, the Company agreed to (i) pay a late fee of 5% on any obligations under the November Notes not paid in full on or before the last day of the Forbearance Period; (ii) pay on or prior to the earliest to occur of April 19, 2020 or the last day of the Forbearance Period, (A) all interest due pursuant to the November Notes and the September Notes, plus all interest accruing on such unpaid interest, plus all interest accrued on account of the November Notes and the September Notes from the date of the Forbearance Agreement through the date of such payment, and (B) a forbearance fee in the amount of $150,000; (iii) pay, upon signature of the Forbearance Agreement, $150,000 as a partial payment of the interest that has accrued pursuant to the November Notes and the September Notes as of the date of the Forbearance Agreement; (iv) issue new warrants upon the occurrence of certain contingent events and (v) amend the Schottenfeld Warrants to (A) reduce the exercise price of each Schottenfeld Warrant to $2.87 per share, and (B) with respect to the November Warrants, extend the deadline to register the Warrant Shares for resale by the Holders.

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

On April 19, 2020, the Company failed to pay the amounts due under the Forbearance Agreement, including the past due interest on the September Notes, and was unable to obtain a waiver or extension for the past due amounts. As a result, $20.4 million of principal outstanding under the Schottenfeld Notes was classified as a current liability on the condensed consolidated balance sheet as of March 31, 2020. On June 5, 2020, the Company repaid the past due November 2019 Notes totaling $7.9 million. Consequently, the September 2019 Notes due January 1, 2023 totaling $12.5 million were reclassified to a non-current liability as of June 30, 2020.

2014 Rule 144A Note Exchange and Extensions – Total, Related Party

On March 11, 2020, the Company and Total Raffinage Chimie (Total) entered into a Senior Convertible Note Maturity Extension Agreement (the Extension Agreement) due to the Company’s failure to pay the $10.2 million principal amount due under the December 20, 2019 reissued 2014 Rule 144A Convertible Notes that matured on January 31, 2020. The Extension Agreement resulted in the reissuance and extension of the December 20, 2019 promissory note to March 31, 2020. Under the terms of the extension agreement, the Company paid Total $1.5 million to satisfy all accrued but unpaid interest and to reduce the principal balance of the reissued note by $1.1 million. The reissued note: (i) had a maturity date of March 31, 2020, (ii) had a $9.1 million principal amount due, (iii) accrued interest at a rate of 12.0% per annum, and (iv) had terms substantially identical to the December 20, 2019 promissory note. The Extension Agreement was accounted for as a debt modification, as the before and after cash flows were not significantly different.

On April 6, 2020, the Company and Total entered into a Senior Convertible Note Maturity Extension Agreement to extend the maturity date of the 2014 Rule 144A Convertible Note to April 30, 2020 and reduce the conversion price of the 2014 Rule 144A Convertible Note to $2.87 per share. Effective April 30, 2020, the Company and Total entered into a subsequent Senior Convertible Note Maturity Extension Agreement to extend the maturity date of the 2014 Rule 144A Convertible Note to the earlier of the day the Company receives cash proceeds from any private placement of its equity and/or equity-linked securities, and May 31, 2020. The 2014 Rule 144A Convertible Note was reissued as a result of such extensions with terms substantially identical to the previously issued promissory notes. On June 2, 2020, Total elected to convert all the outstanding principal and interest due under the 2014 Rule 144A Convertible Note totaling $9.3 million into 3,246,489 shares of common stock. Upon conversion, the $9.3 million debt principal and interest balance and the $6.5 million derivative liability balance related to the fair value of the conversion option was derecognized into additional paid in capital. See Note 3, “Fair Value Measurement” for more information regarding the accounting treatment of the embedded conversion option and subsequent conversion price reduction.

Ginkgo Waiver Agreement

On March 11, 2020, the Company and Ginkgo Bioworks, Inc. (Ginkgo) entered into a Waiver Agreement and Amendment to Partnership Agreement (the Ginkgo Waiver), pursuant to the terms of (i) the Ginkgo promissory note dated October 20, 2017, issued by the Company to Ginkgo (as amended, the Ginkgo Note), (ii) the Ginkgo Partnership Agreement, dated October 20, 2017, by and between the Company and Ginkgo, and (iii) the Waiver Agreement and Amendment to Ginkgo Note, dated September 29, 2019, by and between the Company and Ginkgo, pursuant to which Ginkgo agreed to (a) waive the Company’s failure to pay past due interest and partnership payments, including interest thereon of $6.7 million by December 15, 2019, and to comply with a reporting covenant prior to March 31, 2020, (b) to make a prior waiver fee payment of $0.5 million on December 15, 2019, (c) waive any cross defaults due to events of default under other debt obligations by the Company, (d) amend payments on the Ginkgo Partnership Agreement beginning on March 31, 2020 to a monthly payment of $0.5 million through and including October 31, 2021, and (e) to defer all past due payments totaling $7.2 million until April 30, 2020. The Ginkgo Waiver was accounted for as a debt modification, as the before and after cash flows were not significantly different.

On May 6, 2020, the Company entered into a waiver agreement under which the maturity date for all past due amounts to Ginkgo was extended to the earlier of the day the Company receives cash proceeds from any private placement of its equity and/or equity-linked securities, and May 31, 2020. The Company paid all past-due amounts to Ginkgo and on August 10, 2020 amended the Ginkgo Note to reflect a reduced interest rate and a change from monthly to quarterly interest payments and amended the Ginkgo Partnership Agreement to reflect changes to the frequency and amount of the periodic payments due under the agreement. See Note 12, “Subsequent Events” for further information.

Nikko Secured Loan Agreement Amendment

On March 12, 2020, the Company and Nikko Chemicals Co. Ltd. (Nikko), entered into an amendment to the secured loan agreement (Loan Agreement) under which the Company paid Nikko $0.5 million to reduce the principal balance of the Loan Agreement to $4.0 million, extended the maturity date of the loan from January 31, 2020 to March 31, 2020 and increased the interest rate to 8.0% per annum. The loan (i) matured on March 31, 2020, (ii) accrued interest at a rate of 2.75% per annum, and (iii) was secured by a first-priority lien on 27.2% of the Aprinnova JV interests owned by the Company. The Loan Agreement was accounted for as a debt modification, as the before and after cash flows were not significantly different.

On April 3, 2020, the Company entered into a second amendment to the Loan Agreement under which the maturity date of the loan was extended to April 30, 2020. Subsequently, on May 7, 2020, the Company entered into a third amendment to the Loan Agreement under which the maturity date of the loan was extended to May 31, 2020. The Company fully repaid the $4.0 million loan on June 5, 2020.

Paycheck Protection Plan Loan

On April 7, 2020, the Company applied for a Paycheck Protection Plan loan (PPP Loan) established by the Coronavirus Aid, Relief, and Economic Security Act (CARES Act). On May 7, 2020, the Company received a $10 million loan pursuant to a promissory note issued by the Company. The PPP Loan accrued interest at an annual fixed rate of 1% and had a term of 2 years with no payments due in the first six months of such term; however, interest still accrued during this six-month period. Upon receipt of the PPP Loan, the Company applied the funds to payroll and building rent expenses. Following the completion of the private placement of its securities in early June 2020, the Company repaid the PPP Loan in full, including applicable interest, on June 12, 2020.

Foris $5 Million Note – Foris, Related Party

On April 29, 2020, the Company borrowed $5.0 million from Foris Ventures, LLC, an entity affiliated with director John Doerr and which beneficially owns greater than 5% of the Company’s outstanding common stock. The note is unsecured and accrues interest at 12% per annum. Principal and interest will be payable at maturity, on December 31, 2022.

Future Minimum Payments

Future minimum payments under the Company's debt agreements as of June 30, 2020 are as follows:

(In thousands)	Convertible Notes	Loans Payable and Credit Facilities	Related Party Convertible Notes	Related Party Loans Payable and Credit Facilities	Total
2020 (remaining six months)	$814	$10,132	$—	$3,084	$14,030
2021	33,898	4,255	—	31,777	69,930
2022	—	15,058	59,578	40,558	115,194
2023	—	12,899	—	—	12,899
2024	—	398	—	—	398
Thereafter	—	1,869	—	—	1,869
Total future minimum payments	34,712	44,611	59,578	75,419	214,320
Less: amount representing interest	(4,692)	(10,445)	(9,537)	(13,860)	(38,534)
Present value of minimum debt payments	30,020	34,166	50,041	61,559	175,786
Less: current portion of debt principal	(30,020)	(6,996)	—	—	(37,016)
Noncurrent portion of debt principal	$—	$27,170	$50,041	$61,559	$138,770

5. Mezzanine Equity

Mezzanine equity at June 30, 2020 and December 31, 2019 is comprised of proceeds from shares of common stock sold on May 10, 2016 to the Bill & Melinda Gates Foundation (Gates Foundation). In connection with the stock sale, the Company and the Gates Foundation entered into an agreement under which the Company agreed to expend an aggregate amount not less than the proceeds from the stock sale to develop a yeast strain that produces artemisinic acid and/or amorphadiene at a low cost and to supply such artemisinic acid and amorphadiene to companies qualified to convert artemisinic acid and amorphadiene to artemisinin for inclusion in artemisinin combination therapies used to treat malaria. If the Company defaults in its obligation to use the proceeds from the stock sale as set forth above or defaults under certain other commitments in the agreement, the Gates Foundation will have the right to request that the Company redeem, or facilitate the purchase by a third party, the shares then held by the Gates Foundation at a price per share equal to the greater of (i) the closing price of the Company’s common stock on the trading day prior to the redemption or purchase, as applicable, or (ii) an amount equal to $17.10 plus a compounded annual return of 10%.

As of June 30, 2020, the Company's remaining research and development obligation under this arrangement was $0.3 million.

6. Stockholders' Deficit

Foris Warrant Exercises for Cash

On January 13, 2020, Foris Ventures, LLC (Foris), an entity affiliated with director John Doerr and which beneficially owns greater than 5% of the Company’s outstanding common stock, delivered to the Company an irrevocable notice of cash exercise with respect to a warrant to purchase 4,877,386 shares of the Company’s common stock at an exercise price of $2.87 per share, pursuant to a warrant issued by the Company on August 17, 2018. The Company received approximately $14.0 million from Foris in connection with the warrant exercise representing 4,877,386 shares of common stock issued and recorded $14.0 million as additional paid-in capital.

On March 11, 2020, Foris provided to the Company a notice of cash exercise to purchase 5,226,481 shares of the Company’s common stock at an exercise price of $2.87 per share, pursuant to the PIPE Rights (discussed in the January 2020 Private Placement section below) issued by the Company on January 31, 2020. On March 12, 2020, the Company received approximately $15.0 million from Foris in connection with the PIPE Rights exercise. The Company and Foris agreed to defer the issuance of the shares until such time as stockholder approval has been obtained to increase the Company’s authorized share count. At March 31, 2020, the PIPE Rights exercise proceeds were recorded as additional paid-in capital as there is no contractual obligation to return the consideration if stockholder approval is not obtained. Stockholder approval was obtained on May 29, 2020 and the 5,226,481 shares of common stock were issued to Foris on June 2, 2020.

January 2020 Warrant Amendments and Exercises, Foris Debt Equitization and Private Placement

As described below in further detail, on January 31, 2020, the Company completed a series of equity transactions that resulted in the Company (i) receiving $28.3 million in cash, (ii) reducing its aggregate debt principal by $60.0 million and accrued interest by approximately $9.9 million, (iii) issuing an aggregate of (A) 25,326,095 shares of common stock as a result of the exercise of outstanding warrants, and (B) 13,989,973 new shares of common stock in private placements, and (iv) issuing rights to purchase an aggregate of 18,649,961 shares of common stock, at an exercise price of $2.87 per share, for an exercise term of 12 months. See Note 4, “Debt,” for more information regarding the accounting treatment of the $60.0 million debt reduction.

Warrant Amendments and Exercises by Certain Holders

On January 31, 2020, the Company entered into separate warrant amendment agreements (the Warrant Amendments) with certain holders (the Warrant Holders) of the Company’s outstanding warrants to purchase shares of common stock, pursuant to which the exercise price of certain warrants (the Amended Warrants) held by the Warrant Holders totaling 1.2 million shares was reduced to $2.87 per share. In connection with the entry into the Warrant Amendments, on January 31, 2020, the Warrant Holders exercised their Amended Warrants, representing an aggregate of 1,160,929 shares of common stock (the Warrant Amendment Shares), and the Company issued the Warrant Amendment Shares to the Holders along with a right to purchase an aggregate of 1,160,929 shares of Common Stock, at an exercise price of $2.87 per share, for an exercise term of twelve months from the January 31, 2020 issuance (the Rights). The Company received net proceeds of $3.3 million from the exercise of the Amended Warrants and recorded the $3.3 million as additional paid in capital. The Company also measured the before and after fair value of the Amended Warrants using the Black-Scholes-Merton option pricing model and determined there was no incremental value to record related to the purchase price reduction. Further, the Rights warrants met the derivative scope exception and equity classification criteria to be accounted for in equity.

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

Upon exercise of the Amended Foris Warrants and issuance of the Foris Shares, the Company recorded a $69.9 million increase to additional paid-in capital. The Company also measured the before and after fair value of the Amended Foris Warrants using the Black-Scholes-Merton option pricing model and determined there was no incremental value to record related to the purchase price reduction. Further, the Company concluded the Additional Rights met the derivative scope exception and criteria to be accounted for in equity and recorded the $8.9 million fair value of the Additional Rights to additional paid-in capital and loss upon extinguishment of debt. The fair value was determined using a Black-Scholes-Merton option pricing model based on the following input assumptions: (i) $2.56 stock price, (ii) 112% volatility, (iii) 1.45% risk free rate and (iv) 0% dividend.

January 2020 Private Placement

On January 31, 2020, the Company entered into separate Security Purchase Agreements with certain accredited investors and Foris, for the issuance and sale of an aggregate of 8,710,802 shares of common stock and rights to purchase an aggregate of 8,710,802 shares of common stock (PIPE Rights) at a purchase price of $2.87 per share, for a period of 12 months, for an aggregate purchase price of $25 million. The $25 million in proceeds was recorded as additional paid-in capital. See Note 3, “Fair Value Measurement,” for information regarding the valuation methodology used to determine fair value and the related accounting treatment of the PIPE rights.

Principal Conversion into Common Stock and New Warrants Issued in Exchange of Senior Convertible Notes

On January 14, 2020, the Company completed the exchange of the Company’s $66 million Senior Convertible Notes (or the Prior Notes), pursuant to separate exchange agreements (the Exchange Agreements) with certain private investors (the Holders), for (i) new senior convertible notes in an aggregate principal amount of $51 million (the New Notes or New Senior Convertible Notes), (ii) an aggregate of 2,742,160 shares of common stock (the Exchange Shares), (iii) rights (the Rights) to acquire up to an aggregate of 2,484,321 shares of common stock (the Rights Shares), and (iv) warrants (the Warrants) to purchase up to an aggregate of 3,000,000 shares of common stock (the Warrant Shares) at an exercise price of $3.25 per share, with an exercise term of two years from issuance, The New Notes, Exchange Shares, Rights and Warrants were issued on January 14, 2020. The Rights were exercised by the Holder and the Rights Shares were issued by the Company according to the terms of the New Senior Convertible Notes on February 24, 2020. The contractual value of the Exchange Shares and the Rights Shares was $2.87 per share. Upon issuance of the New Notes, Exchange Shares and Rights, the $15.0 million of debt principal was extinguished and the $15.2 million fair value of the Exchange Shares and the Rights Shares was recorded as additional paid in capital. See Note 3, “Fair Value Measurement,” for more information regarding the valuation methodology used to determine the fair value and the related accounting treatment of the Warrants, and see Note 4, “Debt,” for further information on the accounting treatment and the terms of the note exchange.

Release of Pre-Delivery Shares and Amendment to Warrants Issued to Holders of Senior Convertible Notes Due 2022

Under the terms of the November 15, 2019 Senior Convertible Notes Due 2022 and the January 14, 2020 New Senior Convertible Notes, the Company was required to pre-deliver 7.5 million shares of common stock (the Pre-Delivery Shares) to the Holders, which are freely tradeable, validly issued, fully paid, nonassessable and free from all preemptive or similar rights or liens, for the Holders to sell, trade or hold, subject to certain limitations, for as long as the Senior Convertible Notes Due 2022 are outstanding. However, the Company may elect or be required to apply the value of the pre-delivered shares to satisfy periodic principal and interest payments or other repayment events. Within ten business days following redemption or repayment of in full the Senior Convertible Notes Due 2022 and the satisfaction or discharge by the Company of all outstanding Company obligations under the Senior Convertible Notes Due 2022, the Holders shall deliver 7.5 million shares of the Company’s common stock to the Company, less any shares used to satisfy any accrued interest or principal amortization payments under such notes. The Company concluded the Pre-Delivery Shares provision meets the criteria of freestanding instrument that is legally detachable and separately exercisable from the Senior Convertible Notes Due 2022 and should be classified in equity as the common shares issued are both indexed to the Company’s own stock and meet the equity classification criteria. As such, the Company accounted for the fair value of the Pre-Delivery Shares within equity.

On May 1, 2020, in connection with the amendment to the Senior Convertible Notes Due 2022 described in Note 4, “Debt”, the Company and the Holders of the New Senior Convertible Notes Due 2022 agreed, among other provisions described in Note 4, “Debt”: (i) to remove all equity triggering provisions that allowed the Holders to convert the notes at a reduced conversion price in certain circumstances; (ii) to reduce the conversion price of the New Notes from $5.00 to $3.50; (iii) to release to the Holders an aggregate of 2,836,364 shares of common stock originally required to be returned under the Pre-Delivery Share arrangement, and (iv) return an aggregate of 1,363,636 Pre-Delivery Shares held by certain Holders to the Company. Further, on June 4, 2020, the Company agreed to release an additional 700,000 Pre-Delivery Shares to one of the Holders, in connection with the second amendment to the Senior Convertible Notes Due 2022 described in Note 4, “Debt”. After the release and return of the Pre-Delivery Shares on May 1, 2020 and June 4, 2020, the total number of Pre-Delivery

Shares subject to the arrangement is 2,600,000 and must be returned to the Company following full redemption or repayment of the New Senior Convertible Notes Due 2022. As a result of releasing the 3,536,364 Pre-Delivery Shares to the Holders, the Company recorded $10.5 million of additional interest expense, representing the fair value of the released share.

Further, in connection with the May 1, 2020 amendment to the Senior Convertible Notes Due 2022, the Company and the Holders entered into certain warrant amendment agreements pursuant to which (i) the exercise price of the warrants issued on January 14, 2020 in connection with the Exchange of the Senior Convertible Notes due 2022 was reduced to $2.87 per share (from $3.25) with respect to an aggregate of 2,000,000 warrant shares; (ii) the exercise price of a warrant to purchase 960,225 shares of the Company’s common stock issued to one of the Holders on May 10, 2019 was reduced to $2.87 per share (from $5.02), and the exercise term of such warrant was extended to January 31, 2022 (from May 10, 2021); and (iii) the exercise term of a right to purchase 431,378 shares of the Company’s common stock issued to one of the Holders on January 31, 2020 was extended to January 31, 2022 (from January 31, 2021). Each of these warrant instruments were previously accounted for in equity. As a result of the warrant amendments, the Company performed a before and after remeasurement of the warrants using the Black-Scholes-Merton option pricing model and recorded $1.1 million of incremental interest expense and a corresponding increase to additional paid in capital.

Increase in Authorized Common Stock

On May 29, 2020, through a proxy vote at the Company’s Annual Stockholder meeting, the Company’s stockholders approved an increase in the Company’s authorized common stock share count from 250 million to 350 million.

Total Conversion Price Reduction and Subsequent Conversion into Common Stock

On April 6, 2020, the Company and Total entered into a Senior Convertible Note Maturity Extension Agreement to extend the maturity date of the 2014 Rule 144A Convertible Note to April 30, 2020 and reduce the conversion price of the 2014 Rule 144A Convertible Note from $56.16 to $2.87 per share. See Note 4, “Debt” for further information related to this debt instrument. On June 2, 2020, Total elected to convert all the outstanding principal and interest totaling $9.3 million due under the 2014 Rule 144A Convertible Note into 3,246,489 shares of common stock. Upon conversion, the $9.3 million debt principal and interest balance and the $6.5 million derivative liability balance related to the conversion option was derecognized into additional paid-in capital. See Note 3, “Fair Value Measurement,” for more information regarding the accounting treatment of the embedded conversion option and subsequent conversion price reduction.

June 2020 PIPE

On June 1, 2020 and June 4, 2020, the Company entered into separate security purchase agreements (Purchase Agreements) with certain accredited investors (Investors), including Foris Ventures, LLC and Vivo Capital LLC, stockholders that beneficially own more than five percent of the Company’s outstanding common stock and are, respectively, owned by or affiliated with individuals serving on the Company’s Board of Directors, for the issuance and sale of an aggregate of 32,614,573 shares of the Company’s common stock, $0.0001 par value per share and 102,156 shares of the Company’s Series E Convertible Preferred Stock, $0.0001 par value per share, convertible into 34,052,070 shares of common stock, at a price of $3.00 per common share and $1,000 per preferred share, resulting in an aggregate purchase price of $200 million (Offering). The transaction closed on June 5, 2020, following the satisfaction of customary closing conditions. Upon closing, the Company received aggregate net proceeds of approximately $190 million after payment of the Offering expenses and placement agent fees. The Company used the proceeds from the Offering for the repayment of certain outstanding indebtedness and the remainder for general corporate purposes.

The Purchase Agreements included customary representations, warranties and covenants of the parties. In addition, the Company executed a letter agreement pursuant to which, subject to certain exceptions, the Company, the members of the Company’s Board of Directors, and the Company’s named executive officers agreed not to issue, enter into any agreement to issue or announce the issuance or proposed issuance of any shares of Common Stock or securities convertible into or exercisable or exchangeable for common stock until September 2, 2020. The securities issued pursuant to the Purchase Agreements were sold in private placements pursuant to an exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended (Securities Act) and Rule 506(b) of Regulation D promulgated under the Securities Act, without general solicitation, made only to and with accredited investors as defined in Regulation D.

Series E Convertible Preferred Stock and Amendment to Articles of Incorporation or Bylaws

On June 5, 2020, the Company filed the Certificate of Designation of Preferences, Rights and Limitations of Series E Convertible Preferred Stock (Preferred Stock) with the Secretary of State of Delaware. Each share of Series E Preferred Stock issued in the June 2020 PIPE has a stated value of $1,000 and is convertible into 333.33 shares of common stock. All preferred shares will automatically convert into common stock without any further action by the holders on the first trading day after the

Company obtains stockholder approval (as described below). Unless and until converted into common stock in accordance with its terms, the Preferred Stock has no voting rights, other than as required by law or with respect to matters specifically affecting the Preferred Stock.

The Company shall obtain stockholder approval for the issuance of common stock upon conversion of the Preferred Stock as is required by the applicable rules and regulations of the Nasdaq Stock Market, including Nasdaq Listing Standard Rule 5635(d), and including the issuance of common stock upon conversion of the Preferred Shares in excess of 19.99% of the issued and outstanding common stock on the date of the Purchase Agreements. Pursuant to the Purchase Agreements, the Company is required to hold a special meeting of stockholders within 75 calendar days of the date of the Purchase Agreements for the purpose of obtaining stockholder approval. This special meeting is scheduled to occur on August 14, 2020.

The Company analyzed the automatic conversion provision related to the Series E Preferred Stock and determined the holders received a contingent beneficial conversion feature (BCF) equal to $67.2 million. This amount represents the difference between the Company’s closing stock price at the June 1, 2020 and June 4, 2020 commitment dates ($5.35 and $4.88, respectively) and the $3.00 conversion price. As the automatic conversion provision is contingent on stockholder approval, the BCF will not be recognized until the contingency is resolved. Upon obtaining stockholder approval, the $67.2 million BCF will be recognized in additional paid-in capital and reflected as a deemed dividend in the consolidated statement of operations, increasing the net loss attributable to common stockholders and increasing basic net loss per share.

Warrants and Rights Activity Summary

In connection with various debt and equity transactions (see Note 4, “Debt” above and Note 4, "Debt" and Note 6, “Stockholders’ Deficit” in Part II, Item 8 of the 2019 Form 10-K), the Company has issued warrants exercisable for shares of common stock. The following table summarizes warrants activity for the six months ended June 30, 2020:

Transaction	Year Issued	Expiration Date	Number Outstanding as of December 31, 2019	Additional Warrants Issued	Exercises	Expired	Exercise Price per Share of Warrants Exercised	Number Outstanding as of June 30, 2020	Exercise Price per Share as of June 30, 2020
High Trail/Silverback warrants	2020	January 14, 2022	—	3,000,000	—	—	$—	3,000,000	$2.87/$3.25
2020 PIPE right shares	2020	February 4, 2021	—	8,710,802	(5,226,481)	—	$2.87	3,484,321	$2.87
January 2020 warrant exercise right shares	2020	January 31, 2021 and January 31, 2022	—	9,939,159	—	—	$—	9,939,159	$2.87
Foris LSA warrants	2019	August 14, 2021	3,438,829	—	(3,438,829)	—	$2.87	—	$—
November 2019 Foris warrant	2019	November 27, 2021	1,000,000	—	(1,000,000)	—	$2.87	—	$—
August 2019 Foris warrant	2019	August 28, 2021	4,871,795	—	(4,871,795)	—	$2.87	—	$—
April 2019 PIPE warrants	2019	April 26, 2021, April 29, 2021 and May 3, 2021	8,084,770	—	(4,712,781)	—	$2.87	3,371,989	$4.76/$5.02
April 2019 Foris warrant	2019	April 16, 2021	5,424,804	—	(5,424,804)	—	$2.87	—	$—
September and November 2019 Investor Credit Agreement warrants	2019	September 10, 2021 and November 14, 2021	5,233,551	—	—	—	$—	5,233,551	$2.87
Naxyris LSA warrants	2019	August 14, 2021	2,000,000	—	—	—	$—	2,000,000	$2.87
October 2019 Naxyris warrant	2019	October 28, 2021	2,000,000	—	—	—	$—	2,000,000	$3.87
May-June 2019 6% Note Exchange warrants	2019	May 15, 2021 and June 24, 2021	2,181,818	—	—	—	$—	2,181,818	$2.87/$5.12
May 2019 6.50% Note Exchange warrants	2019	May 14, 2021 and January 31, 2022	1,744,241	—	(784,016)	—	$2.87	960,225	$2.87
July 2019 Wolverine warrant	2019	July 8, 2021	1,080,000	—	—	—	$—	1,080,000	$2.87
August 2018 warrant exercise agreements	2018	May 17, 2020 and May 20, 2020	12,097,164	—	(4,877,386)	(7,219,778)	$2.87	—	$—
May 2017 cash warrants	2017	July 10, 2022	6,078,156	—	—	—	$—	6,078,156	$2.87
August 2017 cash warrants	2017	August 7, 2022	3,968,116	—	—	—	$—	3,968,116	$2.87
May 2017 dilution warrants	2017	July 10, 2022	3,085,893	—	—	—	$—	3,085,893	$—
August 2017 dilution warrants	2017	May 23, 2023	3,028,983	—	—	—	$—	3,028,983	$—
February 2016 related party private placement	2016	February 12, 2021	171,429	—	(152,381)	—	$0.15	19,048	$0.15
July 2015 related party debt exchange	2015	July 29, 2020 and July 29, 2025	133,334	—	(133,334)	—	$0.15	—	$—
July 2015 private placement	2015	July 29, 2020	72,650	—	(72,650)	—	$0.15	—	$—
July 2015 related party debt exchange	2015	July 29, 2020	58,690	—	—	—	$—	58,690	$0.15
Other	2011	December 23, 2021	1,406	—	—	—	$—	1,406	$160.05
			65,755,629	21,649,961	(30,694,457)	(7,219,778)		49,491,355

7. Loss per Share

For the three and six months ended June 30, 2020 and June 30, 2019, basic loss per share was the same as diluted loss per share, because the inclusion of all potentially dilutive securities outstanding was antidilutive.

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

The following table presents the calculation of basic and diluted loss per share:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except shares and per share amounts)	2020	2019	2020	2019
Numerator:
Net loss attributable to Amyris, Inc.	$(110,422)	$(38,088)	$(198,266)	$(104,331)
Less: deemed dividend related to proceeds discount and issuance costs upon conversion of Series D	—	(34,964)	—	(34,964)
Add: losses allocated to participating securities	6,361	2,255	7,435	4,690
Net loss attributable to Amyris, Inc. common stockholders	$(104,061)	$(70,797)	$(190,831)	$(134,605)

Denominator:
Weighted-average shares of common stock outstanding used in computing net loss per share of common stock, basic and diluted	184,827,330	92,785,752	169,946,482	84,831,269
Loss per share attributable to common stockholders, basic and diluted	$(0.56)	$(0.76)	$(1.12)	$(1.59)

The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted loss per share of common stock because including them would have been antidilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Period-end common stock warrants	43,298,741	5,535,538	43,298,741	5,535,538
Convertible promissory notes(1)	8,574,399	11,007,316	8,574,399	11,007,316
Period-end stock options to purchase common stock	5,479,334	49,747,628	5,479,334	49,747,628
Period-end restricted stock units	4,468,266	5,284,742	4,468,266	5,284,742
Period-end preferred stock(2)	1,943,661	2,955,732	1,943,661	2,955,732
Total potentially dilutive securities excluded from computation of diluted loss per share	63,764,401	74,530,956	63,764,401	74,530,956
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
(2) The 102,156 shares of Series E Preferred Stock, which is convertible into 34,052,070 common shares, is not included in this share count. The automatic conversion of the Series E Preferred Stock is contingent upon stockholder approval, and is therefore, not considered a potentially dilutive security until the contingency is resolved.

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

On July 24, 2020, a securities class action complaint was filed against Amyris and the members of our Board in the Court of Chancery of the State of Delaware (Flatischler v. Melo, et. al.). The complaint alleged a breach of fiduciary obligation to disclose material information to stockholders in the proxy statement filed with the Securities and Exchange Commission on July 6, 2020 (Proxy), with respect to the Company’s special stockholders’ meeting to be held on August 14, 2020 (Special Meeting), at which stockholders will vote to approve the conversion of all outstanding indebtedness under the Foris Convertible Note and of our Series E Preferred Stock issued in the June 2020 PIPE into shares of common stock, in accordance with Nasdaq Listing Standard Rule 5635(d). See Note 4, “Debt,” “Amendment No. 1 to Foris LSA — Foris, Related Party,” and Note 6, “Stockholders’ Deficit,” “June 2020 PIPE,” and “Series E Convertible Preferred Stock and Amendment to Articles of Incorporation or Bylaws” in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information. The plaintiffs sought to enjoin the Special Meeting. On August 6, 2020, the plaintiffs withdrew their complaint as moot following the Company’s filing of a supplement to the Proxy on August 5, 2020. The Proxy supplement provided additional information regarding the approval process of the LSA Amendment and the June 2020 PIPE, and the relationships between the Company and its financial advisors to the June 2020 PIPE. The plaintiffs currently seek attorney’s fees and reimbursement of certain legal expenses related to filing the complaint. Three substantially similar complaints were filed: one on July 28, 2020, in the United States District Court of Delaware (Sabatini v. Amyris, Inc.); one on July 31, 2020, in the Northern District of California (Nair v. Amyris); and another on August 4, 2020, in the Southern District of New York (Chamorro v. Amyris). We believe that these complaints lack merit, and intend to continue to defend ourselves vigorously. Given the early stage of these proceedings, it is not yet possible to reliably determine any potential liability that could result from these matters.

The Company is subject to disputes and claims that arise or have arisen in the ordinary course of business and that have not resulted in legal proceedings or have not been fully adjudicated. Such matters that may arise in the ordinary course of business are subject to many uncertainties and outcomes that are not predictable with reasonable assurance, and therefore, an estimate of all the reasonably possible losses cannot be determined at this time. If one or more of these legal disputes or claims resulted in settlements or legal proceedings that were resolved against the Company for amounts in excess of management's expectations, the Company's consolidated financial statements for the relevant reporting period could be materially adversely affected.

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

9. Revenue Recognition and Contract Assets and Liabilities

Disaggregation of Revenue

The following table presents revenue by major product and service, as well as by primary geographical market, based on the location of the customer:

	Three Months Ended June 30,
(In thousands)	2020				2019
	Renewable Products	Licenses and Royalties	Grants and Collaborations	Total	Renewable Products	Licenses and Royalties	Grants and Collaborations	Total
United States	$16,866	$—	$—	$16,866	$5,806	$—	$6,408	$12,214
Europe	3,106	990	1,798	5,894	2,102	40,964	3,197	46,263
Asia	4,341	—	2,029	6,370	3,899	—	—	3,899
Brazil	670	—	—	670	295	—	5	300
Other	205	—	—	205	18	—	—	18
	$25,188	$990	$3,827	$30,005	$12,120	$40,964	$9,610	$62,694

	Six Months Ended June 30,
(In thousands)	2020				2019
	Renewable Products	Licenses and Royalties	Grants and Collaborations	Total	Renewable Products	Licenses and Royalties	Grants and Collaborations	Total
United States	$28,809	$—	$—	$28,809	$12,879	$—	$6,901	$19,780
Europe	6,349	6,151	5,154	17,654	4,956	41,082	4,826	50,864
Asia	6,359	—	4,788	11,147	5,617	—	250	5,867
Brazil	1,247	—	—	1,247	515	—	5	520
Other	278	—	—	278	37	—	—	37
	$43,042	$6,151	$9,942	$59,135	$24,004	$41,082	$11,982	$77,068

Significant Revenue Agreements During the Six Months Ended June 30, 2020

Cannabinoid Agreement

On May 2, 2019, the Company consummated a research, collaboration and license agreement (the Cannabinoid Agreement) with LAVVAN, Inc., a newly formed investment-backed company (Lavvan), for up to $300 million to develop, manufacture and commercialize cannabinoids, subject to certain closing conditions. The Company is performing research and development activities, and Lavvan is responsible for manufacturing and commercialization, related to the cannabinoids developed in accordance with the Cannabinoid Agreement. The Cannabinoid Agreement principally funds milestones that include both technical R&D targets and completion of production campaigns, with the Company also entitled to receive certain supplementary research and development funding from Lavvan. Additionally, the Cannabinoid Agreement provides for profit share to the Company on Lavvan's gross profit margin once the cannabinoid products are commercialized; such payments will be due for the following 20 years. The Company could receive aggregate funding of up to $300 million over the term of the Cannabinoid Agreement if all of the milestones are achieved. On May 2, 2019, the parties formed a special purpose entity to hold certain intellectual property created during the collaboration (the Cannabinoid Collaboration IP), the licensing of certain Company intellectual property to Lavvan, the licensing of the Cannabinoid Collaboration IP to the Company and Lavvan, and the granting by the Company to Lavvan of a lien on the Company background intellectual property being licensed to Lavvan under the Cannabinoid Agreement, which lien would be subordinated to the lien on such intellectual property under the Foris Convertible Note (see Note 4, “Debt”). On March 11, 2020, the parties revised the agreement to reflect product specifications and cost assumptions.

The Cannabinoid Agreement is accounted for as a revenue contract under ASC 606, with the total transaction price estimated and updated on a quarterly basis, subject to the variable consideration constraint guidance in ASC 606 using the most likely outcome method to estimate the variable consideration associated with the identified performance obligation. The Company concluded the agreement contained a single performance obligation of research and development services provided continuously over time. The Company estimated the total unconstrained transaction price to be $145 million, based on a high probability of achieving certain underlying milestones. As of June 30, 2020, the Company has constrained $155 million of variable consideration related to milestones that have not met the criteria necessary under ASC 606 to be included in the transaction price. The Company concluded the performance obligation is delivered over time and that revenue recognition is based on an input measure of progress of hours incurred compared to total estimated hours to be incurred (i.e., proportional performance). Estimates of variable consideration are updated quarterly, with cumulative adjustments to revenue recorded as necessary. The Company recognized no collaboration revenue for the three and six months ended June 30, 2020, and $18.3 million of cumulative revenue to date. At June 30, 2020 has recorded an $8.3 million contract asset in connection with the Cannabinoid Agreement.

DSM Ingredients Collaboration

In September 2017, the Company entered into a collaboration agreement with DSM (DSM Collaboration Agreement) to jointly develop a new molecule in the Clean Health market using the Company’s technology (DSM Ingredient), which the Company would have the sole right to manufacture, and DSM would commercialize. Pursuant to the DSM Collaboration Agreement, DSM provides funding for the development of the DSM Ingredients in the form of milestone-based payments and, upon commercialization, the parties would enter into supply agreements whereby DSM would purchase the applicable DSM Ingredient from the Company at prices agreed by the parties. The development services are directed by a joint steering committee with equal representation by DSM and the Company and are governed by a milestone project plan. The timing of milestone achievements is subject to review and revision as agreed by the joint steering committee. In addition, the parties will share profit margin from DSM’s sales of products that incorporate the DSM Ingredient subject to the DSM Collaboration Agreement.

The DSM Collaboration Agreement is accounted for as a revenue contract under ASC 606, and has a total transaction price of $14.1 million, subject to the variable consideration constraint guidance in ASC 606 using the most likely outcome method to estimate the variable consideration associated with the identified performance obligations. The Company concluded the agreement contained three performance obligations of research and development services that are delivered over time and that revenue recognition is based on an input measure of progress as labor hours are expended in the achievement of each milestone. The Company recognized $1.3 million and $4.3 million of collaboration revenue for the three and six months, respectively, ended June 30, 2020, and $9.1 million of cumulative-to-date collaboration revenues.

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

The Yifan Collaboration Agreement has a total transaction price of $21.0 million, subject to the variable consideration constraint guidance in ASC 606 using the most likely outcome method to estimate the variable consideration associated with the identified performance obligation. The Company concluded the Collaboration Agreement contained a single performance obligation of research and development services provided continuously over time. The Collaboration Agreement provides for upfront and periodic payments based on project milestones. The Company concluded the performance obligation is delivered over time and that revenue recognition is based on an input measure of progress of hours incurred compared to total estimated hours to be incurred (i.e., proportional performance). Estimates of variable consideration are updated quarterly, with cumulative adjustments to revenue recorded as necessary. The Company recognized $2.0 million and $4.7 million of collaboration revenue in the three and six months, respectively, ended June 30, 2020, and $10.8 million of cumulative-to-date collaboration revenue. At June 30, 2020, the Company also recorded a $2.9 million contract asset in connection with the Collaboration Agreement.

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

In connection with the significant revenue agreements discussed above and others previously disclosed (see Note 9, “Revenue Recognition” in Part II, Item 8 of the 2019 Form 10-K), the Company recognized the following revenues for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,
(In thousands)	2020				2019
	Renewable Products	Licenses and Royalties	Grants and Collaborations	Total	Renewable Products	Licenses and Royalties	Grants and Collaborations	Total
DSM - related party	$16	$—	$1,251	$1,267	$—	$40,682	$2,646	$43,328
Sephora	2,442	—	—	2,442	2,397	—	—	2,397
Firmenich	933	990	339	2,262	—	282	277	559
Givaudan	1,161	—	—	1,161	1,240	—	—	1,240
Subtotal revenue from significant revenue agreements	4,552	990	1,590	7,132	3,637	40,964	2,923	47,524
Revenue from all other customers	20,636	—	2,237	22,873	8,483	—	6,687	15,170
Total revenue from all customers	$25,188	$990	$3,827	$30,005	$12,120	$40,964	$9,610	$62,694

	Six Months Ended June 30,
(In thousands)	2020				2019
	Renewable Products	Licenses and Royalties	Grants and Collaborations	Total	Renewable Products	Licenses and Royalties	Grants and Collaborations	Total
DSM - related party	$65	$3,750	$4,269	$8,084	$2	$40,302	$3,042	$43,346
Sephora	6,888	—	—	6,888	3,744	—	—	3,744
Firmenich	2,162	2,401	500	5,063	1,891	780	1,005	3,676
Givaudan	3,269	—	—	3,269	2,815	—	—	2,815
Subtotal revenue from significant revenue agreements	12,384	6,151	4,769	23,304	8,452	41,082	4,047	53,581
Revenue from all other customers	30,658	—	5,173	35,831	15,552	—	7,935	23,487
Total revenue from all customers	$43,042	$6,151	$9,942	$59,135	$24,004	$41,082	$11,982	$77,068

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

Contract Balances

The following table provides information about accounts receivable, contract liabilities and refund liability from contracts with customers:

(In thousands)	June 30, 2020	December 31, 2019
Accounts receivable, net	$22,029	$16,322
Accounts receivable - related party, net	$94	$3,868
Contract assets	$11,724	$8,485
Contract assets - related party	$1,203	$—
Contract assets, noncurrent - related party	$—	$1,203
Contract liabilities	$5,180	$1,353
Contract liabilities, noncurrent(1)	$245	$1,449

(1)As of June 30, 2020 and December 31, 2019, contract liabilities, noncurrent is presented in Other noncurrent liabilities in the condensed consolidated balance sheets.

Remaining Performance Obligations

The following table provides information regarding the estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) based on the Company's existing agreements with customers as of June 30, 2020.

(In thousands)	As of June 30, 2020
Remaining 2020	$4,849
2021	112,357
2022	20,750
2023 and thereafter	571
Total from all customers	$138,527

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

10. Related Party Transactions

Related Party Debt

See Note 4, "Debt," for details of these related party debt transactions during the six months ended June 30, 2020:
•Debt equitization – Foris
•$5 million unsecured loan - Foris
•2014 Rule 144A Note exchange, extensions and conversion – Total
•LSA Amendment - Foris

Related party debt was as follows:

	June 30, 2020				December 31, 2019
In thousands	Principal	Unaccreted Debt Discount	Change in Fair Value	Net	Principal	Unaccreted Debt Discount	Change in Fair Value	Net
Foris notes	$55,041	$—	$31,510	$86,551	$115,351	$(9,516)	$—	$105,835
DSM notes	33,000	(3,557)	—	29,443	33,000	(4,621)	—	28,379
Naxyris note	23,559	(655)	—	22,904	24,437	(822)	—	23,615
Total 2014 Rule 144A convertible note	—	—	—	—	10,178	—	—	10,178
	$111,600	$(4,212)	$31,510	$138,898	$182,966	$(14,959)	$—	$168,007

Related Party Equity

See Note 6, "Stockholders' Deficit," for details of these related party equity transactions during the six months ended June 30, 2020:
•Foris warrant exercises for cash
•Foris warrant exercise, common stock purchase and debt equitization
•January 2020 private placement, in which Foris purchased 5,226,481 shares of common stock
•June 2020 private placement, in which Foris and affiliated entities purchased 30,000 shares of Series E preferred stock
•June 2020 private placement, in which Vivo Capital LLC and affiliated entities purchased 3,689,225 shares of common stock and 8,932.32 shares of Series E preferred stock

Related Party Accounts Receivable, Unbilled Receivables and Accounts Payable

Related party accounts receivable, unbilled receivables and accounts payable were as follows:

(In thousands)	June 30, 2020	December 31, 2019
Accounts receivable - related party	$94	$3,868
Contract assets - related party	$1,203	$—
Contract assets, noncurrent - related party	$—	$1,203
Accounts payable	$5,677	$13,957

11. Stock-based Compensation

The Company’s stock option activity and related information for the six months ended June 30, 2020 was as follows:

	Quantity of Stock Options	Weighted- average Exercise Price	Weighted-average Remaining Contractual Life, in Years	Aggregate Intrinsic Value, in Thousands
Outstanding - December 31, 2019	5,620,419	$10.27	7.8	$24
Granted	80,507	$2.85
Exercised	(5,227)	$2.99
Forfeited or expired	(216,365)	$43.33
Outstanding - June 30, 2020	5,479,334	$8.86	7.5	$542
Vested or expected to vest after June 30, 2020	4,904,654	$9.31	7.5	$518
Exercisable at June 30, 2020	1,445,710	$19.65	6.2	$278

The Company’s restricted stock units (RSUs) activity and related information for the six months ended June 30, 2020 was as follows:

	Quantity of Restricted Stock Units	Weighted-average Grant-date Fair Value	Weighted-average Remaining Contractual Life, in Years
Outstanding - December 31, 2019	5,782,651	$4.77	1.7
Awarded	410,899	$2.89
Released	(1,249,075)	$4.83
Forfeited	(476,209)	$4.39
Outstanding - June 30, 2020	4,468,266	$4.61	1.4
Vested or expected to vest after June 30, 2020	4,089,810	$4.63	1.3

Stock-based compensation expense related to employee and non-employee options, RSUs and ESPP during the three and six months ended June 30, 2020 and 2019 was allocated to research and development expense and sales, general and administrative expense as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2020	2019	2020	2019
Research and development	$781	$676	$1,846	$1,339
Sales, general and administrative	2,150	2,699	4,589	5,488
Total stock-based compensation expense	$2,931	$3,375	$6,435	$6,827

As of June 30, 2020, there was unrecognized compensation expense of $20.1 million related to stock options and RSUs. The Company expects to recognize this expense over a weighted-average period of 2.1 years.

Evergreen Shares for 2010 Equity Incentive Plan and 2010 Employee Stock Purchase Plan

In February 2020, the Board approved increases to the number of shares available for issuance under the Company's 2010 Equity Incentive Plan (the Equity Plan) and 2010 Employee Stock Purchase Plan (the Purchase Plan). These shares in connection with the Equity Plan represented an automatic annual increase in the number of shares available for grant and issuance under the Equity Plan of 5,887,133 shares (Evergreen Shares). This increase is equal to approximately 5.0% of the 117,742,677 total outstanding shares of the Company’s common stock as of December 31, 2019. This automatic increase was effective as of January 1, 2020. These shares in connection with the Purchase Plan represented an automatic annual increase in the number of shares reserved for issuance under the Purchase Plan of 588,713 shares. This increase is equal to approximately 0.5% of the 117,742,677 total outstanding shares of the Company’s common stock as of December 31, 2019. This automatic increase was effective as of January 1, 2020.

In May 2020, the Company’s stockholders approved the Company’s 2020 Equity Incentive Plan (the New Plan) to replace the Equity Plan that expired in June 2020. The shares available for grant and issuance under the New Plan represent 9,896,751 shares of common stock previously reserved but unissued under the Equity Plan, including the Evergreen Shares. No additional stock awards will be granted under the Equity Plan, and, (a) shares that are subject to stock options or other awards granted under the Equity Plan that cease to be subject to such stock options or other awards by forfeiture or otherwise, (b) shares issued under the Equity Plan pursuant to the exercise of stock options that are forfeited, (c) shares issued under the Equity Plan that are repurchased by the Company at the original issue price and (d) shares that are subject to stock options or other awards under the Equity Plan that are used to pay the exercise price of an option or withheld to satisfy the tax withholding obligations related to any award will be available for future grant and issuance under the New Plan.

12. Subsequent Events

Second Amendment to Ginkgo Note and Partnership Agreement

On August 10, 2020, the Company and Ginkgo entered into a Second Amendment to Promissory Note and Partnership Agreement (Second Amendment) to, among other things, (i) with respect to the Promissory Note, amend the interest payment frequency from monthly to quarterly beginning September 30, 2020 and reduce the interest rate from 12% to 9% beginning January 1, 2021, conditioned to the timely payment of interest on September 30 and December 31, 2020; and (ii) with respect to the Partnership Agreement, reduce the partnership payments frequency from monthly to quarterly, in an aggregate amount of $2.1 million, and to defer an aggregate of $9.8 million in partnership payments to the end of the agreement in October 2022 (the “End of Term Payment”), provided that, if the Promissory Note is not fully repaid by April 19, 2022, the End of Term Payment shall be of $10.4 million. See Note 4, “Debt” for further information regarding the Ginkgo Promissory Note and Partnership Agreement.

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

Overview

As a leading synthetic biotechnology company, we apply our technology platform to engineer, manufacture and sell high performance, natural, sustainably sourced products into the Clean Health & Beauty, and Flavor & Fragrance markets. Our proven technology platform enables us to rapidly engineer microbes and use them as catalysts to metabolize renewable, plant-sourced sugars into large volume, high-value ingredients. Our platform, combined with our proprietary fermentation process, replaces existing complex and oftentimes expensive manufacturing processes. We have successfully used our technology to develop and produce nine distinct molecules at commercial volumes, leading to more than 17 commercial ingredients used by thousands of leading global brands.

We believe that synthetic biology represents a third industrial revolution, bringing together biology and engineering to generate new, more sustainable materials to meet the growing global demand for bio-based replacements for petroleum-based and traditional animal- or plant-derived ingredients. We continue to build demand for our current portfolio of products through an extensive sales network provided by our collaboration partners that represent leading companies for our target market sectors. We also have a small group of direct sales and distributors who support our Clean Beauty market and proprietary sweetener product, PurecaneTM. Via our partnership model, our partners invest in the development of each molecule to bring it from the lab to commercial-scale and use their extensive sales force to sell our ingredients and formulations to their customers as part of their core business. We capture long-term revenue both through the production and sale of the molecule to our partners and through royalty revenues from our partners' product sales to their customers.

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

During 2017, we completed several development agreements with DSM and others for new products such as Vitamin A, a human nutrition molecule and others, and in late 2018 we began commercial production and shipment of an alternative sweetener product developed from the Reb M molecule, PurecaneTM, which is a superior sweetener and sugar replacement. We monetized the use of one of our lower margin molecules, farnesene, in the Vitamin E and Lubricants specialty markets while retaining any associated royalties, and licensed farnesene to DSM for use in the Vitamin E field. We also sold our subsidiary Amyris Brasil Ltda. (Amyris Brasil), which operated our purpose-built, large-scale manufacturing facility located in Brotas, Brazil, to DSM in December 2017. The Brotas facility was built to batch manufacture one commodity product at a time (originally for high-volume production of biofuels, a business Amyris had exited), which is an inefficient manufacturing process that is not suited for the high-margin specialty markets in which we operate today. The inefficiencies we experienced included having to idle the facility for two weeks at a time to prepare for the next product batch manufacture, causing significantly higher costs of products sold. As a result, we are building a new large-scale plant focused solely on specialty ingredients in Brazil, which we anticipate will allow for the manufacture of five products concurrently, including our alternative sweetener product, and over 10 different products annually. In September 2019, we obtained the necessary permits and broke ground on our new specialty ingredients plant and expect the facility to become fully operational by the end of 2021. During construction, we are manufacturing our products at four contract manufacturing sites in Brazil, the U.S. and Spain. Finally, as part of the December 2017 sale of Brotas, we contracted with DSM for the use of Brotas to manufacture products for us to fulfill our product supply commitments to our customers until the new production facility is built and becomes operational; in November 2018, we amended the supply agreement with DSM to secure capacity at the Brotas facility for production of our alternative sweetener product through 2022.

In May 2019, we entered into an agreement with Raizen Energia S.A. (Raizen) for the formation and operation of a joint venture relating to the production, sale and commercialization of alternative sweetener products whereby the parties would construct a manufacturing facility exclusively for sweetener molecules on land owned by Raizen and leased to the joint venture.

Also, in May 2019, we consummated a research, collaboration and license agreement with LAVVAN, Inc., a newly formed investment-backed company (Lavvan), for up to $300 million to develop, manufacture and commercialize cannabinoids. Under the Cannabinoid Agreement, we perform research and development activities and Lavvan is responsible for the commercialization of the cannabinoids developed. The Cannabinoid Agreement is being principally funded on a milestone basis, with Amyris also entitled to receive certain supplementary research and development funding from Lavvan. We could receive aggregate funding of up to $300 million over the term of the Cannabinoid Agreement if all of the milestones are achieved. Additionally, the Cannabinoid Agreement provides for profit share to Amyris on Lavvan's gross profit margin once products are commercialized; these payments will be due for the 20 years following such commercialization.

On April 24, 2020, the Food and Drug Administration (FDA) granted us full Over-the-Counter approval for product listing in the U.S. of our alcohol-based hand sanitizer. Sold through our PipetteTM brand, this hand sanitizer addresses critical public and institutional health needs during the current COVID-19 pandemic. We also became authorized to sell this hand sanitizer in Portugal and are currently pursuing additional authorizations in other European markets. The Company’s Reb M sweetener, PurecaneTM, achieved national approvals by the Columbian INVIMA Food Safety, Brazilian ANVISA and Health Canada Authorities on January 29, April 15, and April 17, 2020. Additionally, the product was authorized in Costa Rica on July 20, 2020. Each of these approvals allows for immediate distribution of Amyris’s sweetener product in these markets. On April 28, 2020, Amyris’s Aprinnova joint venture received new chemical approval for its hemisqualane ingredient by China's Ministry of Environment; this approval authorizes unlimited quantity importation to supply China's cosmetic manufacturing industry. Finally, on May 5, 2020, our infant nutritional ingredient (known as HMO (2'-FL)), received validation by a medical Panel of Experts as Generally Recognized As Safe (“GRAS”), and we have submitted a petition for FDA GRAS approval of this ingredient.

We have invested over $700 million in infrastructure and technology to create microbes that produce molecules from sugar or other feedstocks at commercial scale. We have focused on accessing Brazilian sugarcane for our large-scale production because of its renewability, low cost and relative price stability. Our time to market for molecules has decreased from seven years to less than a year for our most recent molecules, mainly due to our ability to leverage the technology platform we have built. The key performance characteristics of our platform that we believe differentiate us include our proprietary computational tools, strain construction tools, screening and analytics tools, and advanced lab automation and data integration. Our state-of-

the-art infrastructure includes industry-leading strain engineering and lab automation located in Emeryville, California, pilot-scale production facilities in Emeryville, California and Campinas, Brazil, a demonstration-scale facility in Campinas, Brazil and a commercial-scale production facility in Leland, North Carolina, which is owned and operated by our Aprinnova joint venture to convert our Biofene into squalane and other products.

Sales and Revenue

We recognize revenue from product sales, license fees and royalties, and grants and collaborations.

We have research and development collaboration arrangements for which we receive payments from our collaboration partners, which include DARPA, DSM, Firmenich SA (Firmenich), Givaudan International SA (Givaudan), Lavvan and others. Some of our collaboration arrangements provide for advance payments to us in consideration for grants of exclusivity or research efforts that we will perform. In 2017, we signed collaboration agreements for an infant nutrition ingredient, and through 2018 and 2019 we signed a collaboration agreement for four vitamins that we expect will contribute to our collaboration revenue and ultimately product sales. We also signed a collaboration agreement for up to $300 million to develop cannabinoids in 2019. Our collaboration agreements, which may require us to achieve milestones prior to receiving payments, are expected to contribute revenues from product sales and royalties if and when they are commercialized. See Note 9, “Revenue Recognition” in Part II, Item 8 of our 2019 Form 10-K for additional information.

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

Concurrent with the 2017 sale of Amyris Brasil and the Brotas facility, we entered into a series of commercial agreements with DSM that included (i) a license agreement to DSM of our farnesene product for DSM to use in the Vitamin E and lubricant specialty markets and (ii) a royalty agreement, pursuant to which DSM agreed to pay us specified royalties representing a portion of the profit on the sale of Vitamin E produced from farnesene sold under a supply agreement with Nenter & Co., Inc. (Nenter) which was assigned to DSM. Under the terms of the royalty agreement, DSM was obligated to pay us minimum royalties totaling $18.1 million for 2019 and 2020. In June 2018, we received the 2019 non-refundable minimum royalty payment totaling $9.3 million (net of a $0.7 million early payment discount) and in March 2019, we received the 2020 non-refundable payment totaling $7.4 million (net of a $0.7 million early payment discount). In April 2019, we assigned the right to receive such royalty payments under the Vitamin E royalty agreement to DSM for total consideration of $57 million, of which approximately $40.3 million was recognized as royalty revenue in 2019 and $3.8 million was recognized as royalty revenue in 2020. See Note 9, “Revenue Recognition,” and Note 10, "Related Party Transactions" in Part I, Item 1 of this Quarterly Report on Form 10-Q and Part II, Item 8 of our 2019 Form 10-K for information regarding the accounting treatment of the assignment of Vitamin E royalty agreement and for a full listing of our agreements with DSM.

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

Results of Operations

Revenue

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2020	2019	2020	2019
Revenue
Renewable products	$25,188	$12,120	$43,042	$24,004
Licenses and royalties	990	40,964	6,151	41,082
Grants and collaborations	3,827	9,610	9,942	11,982
Total revenue	$30,005	$62,694	$59,135	$77,068

Three months ended June 30, 2020

Total revenue decreased by 52% to $30.0 million for the three months ended June 30, 2020 compared to the same period in 2019. The decrease was comprised of a $40.0 million decrease in licenses and royalties revenue and a $5.8 million decrease in grants and collaborations revenue, partially offset by a $13.1 million increase in renewable products revenue. The three months ended June 30, 2019 included one-off revenue for Vitamin E of $40.7 million. Excluding this item, revenue increased by 36% from $22.0 million in 2019 to $30.0 million in 2020.

Renewable products revenue increased by 108% to $25.2 million for the three months ended June 30, 2020 compared to the same period in 2019, primarily driven by our consumer product lines.

Licenses and royalties revenue decreased by 98% to $1.0 million for the three months ended June 30, 2020 compared to the same period in 2019, primarily due to $40.7 million of one-off royalty revenue in 2019 from DSM related to the assignment of a value sharing agreement.

Grants and collaborations revenue decreased by 60% to $3.8 million for the three months ended June 30, 2020 compared to the same period in 2019, due to no collaboration revenue in 2020 from Lavvan and DARPA.

Six months ended June 30, 2020

Total revenue decreased by 23% to $59.1 million for the six months ended June 30, 2020 compared to the same period in 2019. The decrease was comprised of a $34.9 million decrease in licenses and royalties revenue and a $2.0 million decrease in grants and collaborations revenue, partially offset by a $19.0 million increase in renewable products revenue. The six months ended June 30, 2019 included one-off revenue for Vitamin E of $40.7 million, and the six months ended June 30, 2020 included one-off revenue for Vitamin E of $3.8 million. Excluding these items, revenue increased by 51% from $36.8 million in 2019 to $55.4 million in 2020.

Renewable products revenue increased by 79% to $43.0 million for the six months ended June 30, 2020 compared to the same period in 2019, primarily driven by our consumer product lines.

Licenses and royalties revenue decreased by 85% to $6.2 million for the six months ended June 30, 2020 compared to the same period in 2019, primarily due to $40.7 million of royalty revenue in 2019 from DSM related to the assignment of a value sharing agreement.

Grants and collaborations revenue decreased by 17% to $9.9 million for the six months ended June 30, 2020 compared to the same period in 2019, primarily due to no collaboration revenue in 2020 from Lavvan and DARPA.

Costs and Operating Expenses

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2020	2019	2020	2019
Cost and operating expenses
Cost of products sold	$23,098	$15,121	$34,888	$32,828
Research and development	16,965	19,222	34,091	37,061
Sales, general and administrative	30,503	30,862	62,517	59,115
Total cost and operating expenses	$70,566	$65,205	$131,496	$129,004

Cost of Products Sold

Cost of products sold includes raw materials, labor and overhead, amounts paid to contract manufacturers, inventory write-downs, and costs related to production scale-up. Because of our diverse consumer and business-to-business product mix and the timing and quantities of product sales, our overall cost of products sold can, but sometimes does not change in proportion to or directionally with changes in our renewable product revenues.

Three months ended June 30, 2020

Cost of products sold increased by 53% to $23.1 million for the three months ended June 30, 2020 compared to the same period in 2019, primarily due to a 108% increase in product revenue, partly offset by improved manufacturing efficiencies.

Six months ended June 30, 2020

Cost of products sold increased by 6% to $34.9 million for the six months ended June 30, 2020 compared to the same period in 2019, primarily due to a 79% increase in product revenue. The disproportionate increase in product revenue over cost of products sold was due mostly to improved manufacturing efficiencies.

Research and Development Expenses

Three months ended June 30, 2020

Research and development expenses decreased by 12% to $17.0 million for the three months ended June 30, 2020 compared to the same period in 2019, primarily due to decreases in laboratory equipment and supplies expenses.

Six months ended June 30, 2020

Research and development expenses decreased by 8% to $34.1 million for the six months ended June 30, 2020 compared to the same period in 2019, primarily due to decreases in laboratory equipment and supplies expenses.

Sales, General and Administrative Expenses

Three months ended June 30, 2020

Sales, general and administrative expenses decreased by 1% to $30.5 million for the three months ended June 30, 2020 compared to the same period in 2019, primarily due to reduced audit and legal fees, partly offset by increases in marketing expense and employee compensation costs related to our consumer product lines.

Six months ended June 30, 2020

Sales, general and administrative expenses increased by 6% to $62.5 million for the six months ended June 30, 2020 compared to the same period in 2019, primarily due to increases in marketing expense and employee compensation costs related to our consumer product lines, partly offset by reduced audit and legal fees.

Other Expense, Net

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2020	2019	2020	2019
Other income (expense):
Interest expense	(20,118)	(15,217)	(35,120)	(27,751)
Loss from change in fair value of derivative instruments	(11,779)	—	(8,497)	(2,039)
Loss from change in fair value of debt	(14,949)	(14,444)	(31,452)	(16,574)
Loss upon extinguishment of debt	(22,029)	(5,875)	(49,348)	(5,875)
Other income (expense), net	1,497	(41)	1,501	(156)
Total other expense, net	$(67,378)	$(35,577)	$(122,916)	$(52,395)

Three months ended June 30, 2020

Total other expense, net was $67.4 million for the three months ended June 30, 2020, compared to $35.6 million for the same period in 2019. The $31.8 million increase was primarily due to a $16.2 million increase in loss upon extinguishment of debt, an $11.8 million loss from change in fair value of derivative instruments in 2020, and a $4.9 million increase in interest expense. See Note 3, “Fair value Measurements” and Note 4, “Debt” in Part 1, Item 1 of this Form 10-Q for more information on the individual transactions giving rise to these charges in the three months ended June 30. 2020.

Six months ended June 30, 2020

Total other expense, net was $122.9 million for the six months ended June 30, 2020, compared to $52.4 million for the same period in 2019. The $70.5 million increase was primarily due to a $43.5 million increase in loss upon extinguishment of debt, a $14.9 million increase in loss from change in fair value of derivative instruments, and a $7.4 million increase in interest expense. See Note 3, “Fair value Measurements” and Note 4, “Debt” in Part 1, Item 1 of this Form 10-Q for more information on the individual transactions giving rise to these charges in the six months ended June 30. 2020.

Provision for Income Taxes

Three and six months ended June 30, 2020

For the three and six months ended June 30, 2020, we recorded provisions of $0.1 million and $0.2 million for income taxes related to accrued interest on uncertain tax positions. For the three and six months ended June 30, 2019, the provision for income taxes was zero.

Liquidity and Capital Resources

(In thousands)	June 30, 2020	December 31, 2019
Working capital (working capital deficit)	$61,660	$(87,526)
Cash and cash equivalents	$99,998	$270
Debt and lease obligations	$229,172	$289,065
Accumulated deficit	$(1,953,919)	$(1,755,653)

	Six Months Ended June 30,
(In thousands)	2020	2019
Net cash (used in) provided by:
Operating activities	$(110,332)	$(58,257)
Investing activities	$(5,494)	$(5,951)
Financing activities	$215,287	$20,054

Liquidity. We have incurred significant operating losses since our inception, and we expect to continue to incur losses and negative cash flows from operations for at least the next 12 months following the filing of this Quarterly Report on Form 10-Q. As of June 30, 2020, we had working capital of $61.7 million (compared to negative working capital of $87.5 million as of December 31, 2019), and an accumulated deficit of $2.0 billion.

As of June 30, 2020, our outstanding debt principal (including related party debt) totaled $175.8 million, of which $37.0 million is classified as current. Our debt agreements contain various covenants, including certain restrictions on our business that could cause us to be at risk of defaults, such as restrictions on additional indebtedness, material adverse effect and cross default provisions. A failure to comply with the covenants and other provisions of our debt instruments, including any failure to make a payment when required, would generally result in events of default under such instruments, which could permit acceleration of a substantial portion of such indebtedness. If such indebtedness is accelerated, it would generally also constitute an event of default under our other outstanding indebtedness, permitting acceleration of a substantial portion of such other outstanding indebtedness. At December 31, 2019, we failed to meet certain covenants under several credit arrangements, including those associated with cross-default provisions, minimum liquidity and minimum asset coverage requirements. Further, at March 31, 2020, we failed to meet certain covenants and provisions under several credit arrangements, including those associated with cross-default provisions (as discussed below). In March 2020 and again in May 2020, these lenders (except Schottenfeld) provided permanent waivers to us for breaches of all past covenant violations and cross-default payment failures through May 8, 2020 under the respective credit agreements (discussed below). We cured these defaults with the closing of the $200 million equity offering described below and the repayment of these past due amounts. As of June 30, 2020, we failed to achieve the minimum revenue thresholds under the Foris Convertible Note, Naxyris LSA and Senior Convertible Notes Due 2022, which are described in more detail in Note 4, “Debt”, Part 1, Item 1 of this Form 10-Q, and obtained a waiver from each of these lenders to cure the June 30, 2020 minimum revenue covenant violations.

Between March 31, 2020 and April 30, 2020, we failed to pay (i) Total Raffinage Chimie (Total), Nikko Chemicals Co. Ltd (Nikko) and certain affiliates of the Schottenfeld Group LLC (Schottenfeld) an aggregate of $17.6 million of maturing promissory notes, (ii) failed to pay Ginkgo $7.2 million of past due interest, waiver fees and partnership payments and (iii) failed to make interest payments to all of our lenders totaling $2.8 million. These payment failures resulted in an event of default under the respective agreements and triggered cross-defaults under other debt instruments that permitted each of the affected debt holders (the Cross-Default Lenders) to accelerate the amounts owing under such cross-defaulted instruments. In May 2020, we obtained waivers from the lenders, except Schottenfeld, to extend the due date for all payments due under the respective agreements to the earlier of the day we receive cash proceeds from any private placement of our equity and/or equity-linked securities, and May 31, 2020; and amended the credit arrangements with Total and Nikko to extend the maturity dates of the original respective promissory notes to the earlier of the day we receive cash proceeds from any private placement of our equity and/or equity-linked securities, and May 31, 2020. Also, we received waivers from each of the affected Cross-Default Lenders to waive the right to accelerate due to the event-specific cross-defaults.

Beginning in May 2020 and continuing through June 2020, we executed a series of financial transactions to minimize cash outflows related to debt service payments and to increase operating cash. On May 1, 2020, we amended the Senior Convertible Notes Due 2022 to eliminate the monthly amortization payments and change the interest payment frequency from monthly to quarterly. On May 7, 2020, we received a $10 million Paycheck Protection Plan loan (PPP Loan). On June 1, 2020, we amended the Foris LSA to eliminate the quarterly principal payments and defer all interest payments until maturity on July

1, 2022, and to provide for the conversion of all outstanding indebtedness under the LSA at a $3.00 per share conversion price, which conversion is subject to stockholder approval. Further, on June 1, 2020 and June 4, 2020, we entered into securities purchase agreements with investors for the private placement of an aggregate of $200 million of common and preferred stock, resulting in our receiving approximately $190 million of net proceeds. A portion of the proceeds from the offering was used to pay down approximately $37.1 million of debt principal (which included $10 million to repay the PPP Loan) and $6.1 million of accrued interest. Also, on June 2, 2020, Total converted approximately $9.1 million of debt principal into common stock under the terms of the 2014 Rule 144A Convertible Note, further reducing our outstanding indebtedness. As a result of closing the equity offering, making all past due payments, converting the $9.1 million 2014 Rule 144A Convertible Note principal into equity, and executing amendments to the Foris LSA and the Senior Convertible Notes Due 2022, we cured all payment defaults and other events of default, including cross-defaults under our various debt instruments as of June 30, 2020. Although we have been able to obtain waivers in the past for substantially all of our prior defaults to date and were able to cure the existing payment defaults, it may not be able to cure or obtain a waiver for any defaults in the future.

Further, our cash and cash equivalents of $100.0 million as of June 30, 2020 may not be sufficient to fund expected future negative cash flows from operations and cash debt service obligations through August 2021. These factors raise substantial doubt about our ability to continue as a going concern within one year after the date these condensed consolidated financial statements are issued. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our ability to continue as a going concern will depend, in large part, on our ability to eliminate or minimize the anticipated negative cash flows from operations during the 12 months from the date of this filing, and to either raise additional cash proceeds through financings or refinance the debt maturities occurring in June 2021, all of which are uncertain and outside our control. Further, our operating plan for the remainder of 2020 contemplates (i) revenue growth from sales of existing and new products with positive gross margins, (ii) reduced production costs as a result of manufacturing and technical developments, (iii) reduced spending in general and administrative areas, and (iv) continued cash inflows from collaborations and grants. If we are unable to complete these actions, we expect to be unable to meet our operating cash flow needs and our obligations under our existing debt facilities over the next 12 months. This could result in an acceleration of our obligation to repay all amounts outstanding under those facilities, and we may be forced to obtain additional equity or debt financing, which may not occur timely or on reasonable terms, if at all, and/or liquidate assets. In such a scenario, the value received for assets in liquidation or dissolution could be significantly lower than the value reflected in these financial statements.

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

We expect to fund operations for the foreseeable future with cash and investments currently on hand and cash inflows from collaborations, grants, product sales, licenses and royalties. All of our research and development collaboration milestone payments are subject to risks that we may not meet milestones. Our planned working capital and capital expenditure needs for the remainder of 2020 and into the first half of 2021 are dependent on significant inflows of cash from renewable product sales, license and royalties and existing and new collaborations, as well as additional debt financing for the construction of our new specialty ingredients fermentation facility in Brazil.

Cash Flows during the Six Months Ended June 30, 2020 and 2019

Cash Flows from Operating Activities

Our primary uses of cash from operating activities are costs related to the production and sale of our products and personnel-related expenditures, offset by cash received from renewable product sales, licenses and royalties, and grants and collaborations.

For the six months ended June 30, 2020, net cash used in operating activities was $110.3 million, consisting primarily of a $196.2 million net loss, partially offset by $115.6 million of non-cash adjustments that were primarily comprised of a $49.3 million loss upon extinguishment of debt, a $31.5 million loss from change in fair value of debt, $11.6 million of non-cash interest expense, an $8.5 million loss from change in fair value of derivative instruments, and $6.4 million of stock-based compensation. Additionally, there was a $29.7 million net decrease in working capital balances.

For the six months ended June 30, 2019, net cash used in operating activities was $58.3 million, consisting of a $104.3 million net loss, $51.0 million of favorable non-cash adjustments and a $4.9 million net decrease in working capital. The non-cash adjustments were primarily comprised of $7.3 million of debt discount accretion, $6.8 million of stock-based compensation, and $5.8 million of amortization of right-of-use assets under operating leases.

Cash Flows from Investing Activities

For the six months ended June 30, 2020 and June 30, 2019, net cash used in investing activities was $5.5 million, and $6.0 million, respectively, comprised of property, plant and equipment purchases.

Cash Flows from Financing Activities

For the six months ended June 30, 2020, net cash provided by financing activities was $215.3 million, primarily comprised of $247.7 million of net proceeds from common and preferred stock issuances and deemed issuance, plus $15.3 million of net proceeds from debt issuance, partly offset by $45.9 million of debt principal payments.

For the six months ended June 30, 2019, net cash provided by financing activities was $20.1 million, primarily comprised of $53.8 million of net proceeds from common stock issuances, plus $18.6 million of net proceeds from debt issuance, mostly offset by $52.1 million of debt principal payments.

Off-Balance Sheet Arrangements

At June 30, 2020, we did not have any material off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

Contractual Obligations

The following is a summary of our contractual obligations as of June 30, 2020:

Payable by year ending December 31,(In thousands)	Total	2020	2021	2022	2023	2024	Thereafter
Principal payments on debt	$175,786	$5,950	$56,201	$98,881	$12,793	$307	$1,654
Interest payments on debt(1)	38,534	8,080	13,729	16,313	106	91	215
Financing leases	6,751	2,185	4,566	—	—	—	—
Operating leases	22,520	3,918	7,478	7,654	3,318	152	—
Partnership payment obligation	11,112	7,381	3,731	—	—	—	—
Contract termination fee	3,670	3,670	—	—	—	—	—
Total	$258,373	$31,184	$85,705	$122,848	$16,217	$550	$1,869
____________________
(1)Fixed and variable interest rates are described in Note 4, "Debt" in Part II, Item 8 of the 2019 Form 10-K. Future interest payments shown above for variable-rate debt instruments are measured on the basis of interest rates for such instruments as of June 30, 2020. The fixed interest rates are more fully described in Note 4, "Debt" in Part II, Item 8 of the 2019 Form 10-K.

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

Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of June 30, 2020. This conclusion was based on the material weaknesses in our internal control over financial reporting described in Part II, Item 9A, “Controls and Procedures” of our 2019 Form 10-K. The material weaknesses have not been remediated as of June 30, 2020.

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

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended June 30, 2020, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On July 24, 2020, a securities class action complaint was filed against Amyris and the members of our Board in the Court of Chancery of the State of Delaware (Flatischler v. Melo, et. al.). The complaint alleged a breach of fiduciary obligation to disclose material information to stockholders in the proxy statement filed with the Securities and Exchange Commission on July 6, 2020 (Proxy), with respect to the Company’s special stockholders’ meeting to be held on August 14, 2020 (Special Meeting), at which stockholders will vote to approve the conversion of all outstanding indebtedness under the Foris Convertible Note and of our Series E Preferred Stock issued in the June 2020 PIPE into shares of common stock, in accordance with Nasdaq Listing Standard Rule 5635(d). See Note 4, “Debt,” “Amendment No. 1 to Foris LSA — Foris, Related Party,” and Note 6, “Stockholders’ Deficit,” “June 2020 PIPE,” and “Series E Convertible Preferred Stock and Amendment to Articles of Incorporation or Bylaws” in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information. The plaintiffs sought to enjoin the Special Meeting. On August 6, 2020, the plaintiffs withdrew their complaint as moot following the Company’s filing of a supplement to the Proxy on August 5, 2020. The Proxy supplement provided additional information regarding the approval process of the LSA Amendment and the June 2020 PIPE, and the relationships between the Company and its financial advisors to the June 2020 PIPE. The plaintiffs currently seek attorney’s fees and reimbursement of certain legal expenses related to filing the complaint. Three substantially similar complaints were filed: one on July 28, 2020, in the United States District Court of Delaware (Sabatini v. Amyris, Inc.); one on July 31, 2020, in the Northern District of California (Nair v. Amyris); and another on August 4, 2020, in the Southern District of New York (Chamorro v. Amyris). We believe that these complaints lack merit, and intend to continue to defend ourselves vigorously. Given the early stage of these proceedings, it is not yet possible to reliably determine any potential liability that could result from these matters.

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

On May 18, 2020, the health department of Alameda County, California (the County) revised its March 17, 2020 shelter-in-place order covering our corporate headquarters, primary research and development laboratories and employees. The order is in effect indefinitely, and has been amended in its scope on personal and business activities numerous times through July 19, 2020. In order to maintain our facilities, support on-going critical production campaigns, and provide information to facilitate our employees working from home, we are currently operating under applicable minimum business operations guidelines. Accordingly, we have instituted policies for those of our employees working on-site such as limiting the number of staff in our laboratories, temperature and symptom confirmations, mandatory wearing of masks, and social distancing. As the COVID-19 pandemic continues to evolve, we may experience disruptions that could severely impact our business operations, research and development processes, manufacturing, commercialization and other activities, including:

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
•delays in necessary interactions with other agencies and contractors due to limitations in employee resources or forced furlough of government employees;
•termination of, or difficulties in procuring or maintaining, arrangements with third parties upon whom we depend such as manufacturers, including contract manufacturing organizations, suppliers and other strategic partners;
•delays in, or limited access to, the capital markets or other sources of funding; and
•disruptions or restrictions on our ability to travel, pursue partnerships and other business transactions.

The COVID-19 pandemic and the resulting mitigation measures may have an adverse impact on global economic conditions which could have an adverse effect on our business and financial condition. In addition, the COVID-19 pandemic has impacted, and may continue to impact, the trading price of shares of our common stock and could further impact our ability to raise additional capital on a timely basis or at all.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

See Note 4, “Debt” and Note 6, “Stockholders’ Deficit,” in Part I, Item 1 of this Quarterly Report on Form 10-Q for information regarding unregistered sales of equity securities during the six months ended June 30, 2020.

No underwriters or agents were involved in the issuance or sale of such securities, except that each of Jefferies LLC and Cowen and Company, LLC served as joint lead placement agents and Oppenheimer & Co. Inc. served as a co-placement agent with respect to the June 2020 PIPE offering of shares of common stock and Series E Preferred Stock, and we paid an aggregate of $9 million in fees in connection therewith. The securities were issued in private placements pursuant to the exemption from registration under Section 4(a)(2) of the Securities Act and Regulation D promulgated under the Securities Act, or in private exchanges pursuant to the exemption from registration under Section 3(a)(9) of the Securities Act. The investors participating in the offerings or exchanges acquired the applicable securities for investment purposes only and without intent to resell, were able to fend for themselves in these transactions, and are accredited investors as defined in Rule 501 of Regulation D promulgated under the Securities Act. These purchasers had adequate access, through their relationships with us, to information about us.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

During the three months ended June 30, 2020, we failed to make required interest and/or principal payments under the Schottenfeld Notes (in the 2019 Form 10-K, Part II, Item 8, see Note 4, “Debt” and Note 15, “Subsequent Events”, and in this Quarterly Report on form 10-Q, Part I, Item 1, see Note 4, “Debt”). The total amounts of such defaults were, (a) in respect of interest and principal under the Schottenfeld November Notes, aggregate $8.4 million due April 19, and (b) in respect of interest under the Schottenfeld September Notes, $0.4 million due April 19. These payment failures resulted in an event of default under the respective agreements and also triggered cross-defaults under those and other debt instruments that permitted each of the affected debt holders to accelerate the amounts owing under such cross-defaulted instruments. In May 2020, the Company received waivers from each of the affected cross-default debt holders to waive their right to accelerate due to certain event-specific cross-defaults. On June 5, 2020, the Company repaid the past due principal and interest under the Schottenfeld November Notes and the past due interest under the Schottenfeld September Notes.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Description	Incorporation by Reference
		Form	File No.	Exhibit	Filing Date	Filed Herewith
2.01	Amendment No. 4, dated as of March 30, 2020, to the Quota Purchase Agreement, dated November 17, 2017, among registrant, AB Technologies LLC and DSM Produtos Nutricionais Brasil S.A.					x
2.02	Amendment No. 5, dated May 22, 2020, to the Quota Purchase Agreement, dated November 17, 2017, among registrant, AB Technologies LLC and DSM Produtos Nutricionais Brasil S.A.					x
3.01	Certificate of Amendment of the Restated Certificate of Incorporation dated May 29, 2020	S-1	333-239823	3.12	07-10-2020
3.02	Form of Certificate of Designation of Preferences, Rights and Limitations of Series E Convertible Preferred Stock	8-K	001-34885	3.1	06-04-2020
4.01	Senior Convertible Note Maturity Extension, dated April 6, 2020, between registrant and Total Raffinage Chimie					x
4.02	Form of Senior Convertible Note Amendment, dated May 1, 2020, between registrant and certain accredited investors	8-K	001-34885	10.1	05-05-2020
4.03	Warrant Amendment Agreement, dated May 1, 2020, between registrant and LMAP Kappa Limited					x
4.04	Warrant Amendment Agreement, dated May 1, 2020, between registrant and HT Investments MA LLC					x
4.05	Rights Amendment Agreement, dated May 1, 2020, between registrant and Silverback Opportunistic Credit Master Fund Limited					x
4.06	Senior Convertible Note Maturity Extension, dated May 7, 2020, between registrant and Total Raffinage Chimie					x
4.07	Amendment n. 1 to Amended and Restated Loan And Security Agreement, dated June 1, 2022, between registrant and Foris Ventures, LLC	8-K	001-34885	10.2	06-04-2020
4.08	Form of Security Purchase Agreement, dated June 1, 2020 or June 4, 2020, between registrant and certain accredited investors	8-K	001-34885	10.1	06-04-2020
4.09	Second Amendment to the Senior Convertible Notes and Waiver and Forbearance Agreement, dated June 4, 2020, between the registrant and HT Investments MA LLC	S-8	333-239820	4.17	07-10-2020	x
10.01	Waiver Agreement and Amendment to Partnership Agreement, dated May 6, 2020 by and between registrant and Ginkgo Bioworks, Inc.					x
10.02	Second Amendment to Loan Agreement, dated April 3, 2020, between registrant and Nikko Chemicals Co., Ltd.					x
10.03	Credit Agreement, dated April 29, 2020, between registrant and Foris Ventures, LLC					x
10.04	Waiver Agreement and Amendment to Partnership Agreement, dated May 6, 2020 by and between registrant and Ginkgo Bioworks, Inc.					x
10.05	Third Amendment to Loan Agreement, dated May 7, 2020, between registrant and Nikko Chemicals Co., Ltd.					x
10.06	Promissory Note dated May 7, 2020, between registrant and Bank of the West					x
10.07	2020 Equity Incentive Plan	S-8	333-239820	4.17	07-10-2020
10.08	Form of Restricted Stock Unit Agreement for 2020 Equity Incentive Plan	S-8	333-239820	4.18	07-10-2020
10.09	Form of Stock Option Agreement for 2020 Equity Incentive Plan	S-8	333-239820	4.19	07-10-2020
31.01	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(c) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					x
31.02	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(c) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					x

Exhibit No.	Description	Incorporation by Reference
32.01[a]	Certification of Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	x
32.02[a]	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	x
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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
August 10, 2020

By:	/s/ Han Kieftenbeld
Han Kieftenbeld
Chief Financial Officer (Principal Financial Officer)
August 10, 2020