Form 10-Q
period 2020-09-30
AMYRIS, INC.
filed 2020-11-06
CIK 1365916

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

-OR-

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  x    No  o

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  x    No  o

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No x

Shares outstanding of the Registrant's common stock:

Class	Outstanding as of November 4, 2020
Common Stock, $0.0001 par value per share	239,211,413

AMYRIS, INC.

PART I
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
AMYRIS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In thousands, except shares and per share amounts)	September 30, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$38,280	$270
Restricted cash	329	469
Accounts receivable, net of allowance of $102 and $45, respectively	27,365	16,322
Accounts receivable - related party, net of allowance of $0 and $0, respectively	419	3,868
Contract assets	2,082	8,485
Contract assets - related party	1,203	—
Inventories	37,212	27,770
Deferred cost of products sold - related party	9,454	3,677
Prepaid expenses and other current assets	14,894	12,750
Total current assets	131,238	73,611
Property, plant and equipment, net	29,791	28,930
Contract assets, noncurrent - related party	—	1,203
Deferred cost of products sold, noncurrent - related party	11,858	12,815
Restricted cash, noncurrent	960	960
Recoverable taxes from Brazilian government entities	5,127	7,676
Right-of-use assets under financing leases, net (Note 2)	10,702	12,863
Right-of-use assets under operating leases (Note 2)	10,904	13,203
Other assets	5,359	9,705
Total assets	$205,939	$160,966
Liabilities, Mezzanine Equity and Stockholders' Deficit
Current liabilities:
Accounts payable	$30,357	$51,234
Accrued and other current liabilities	28,430	36,655
Financing lease liabilities (Note 2)	3,882	3,465
Operating lease liabilities (Note 2)	5,051	4,625
Contract liabilities	4,430	1,353
Debt, current portion (includes instrument measured at fair value of $25,349 and $24,392, respectively)	31,431	45,313
Related party debt, current portion	—	18,492
Total current liabilities	103,581	161,137
Long-term debt, net of current portion (includes instrument measured at fair value of $0 and $26,232, respectively)	26,176	48,452
Related party debt, net of current portion (includes instrument measured at fair value of $58,466 and $0, respectively)	116,799	149,515
Financing lease liabilities, net of current portion (Note 2)	1,171	4,166
Operating lease liabilities, net of current portion (Note 2)	11,109	15,037
Derivative liabilities	3,834	9,803
Other noncurrent liabilities	21,996	23,024
Total liabilities	284,666	411,134
Commitments and contingencies (Note 8)
Mezzanine equity: Contingently redeemable common stock (Note 5)	5,000	5,000
Stockholders’ deficit:
Preferred stock - $0.0001 par value, 5,000,000 shares authorized as of September 30, 2020 and December 31, 2019; 8,280 shares issued and outstanding as of September 30, 2020 and December 31, 2019	—	—
Common stock - $0.0001 par value, 350,000,000 and 250,000,000 shares authorized as of September 30, 2020 and December 31, 2019, respectively; 239,185,985 and 117,742,677 shares issued and outstanding as of September 30, 2020 and December 31, 2019, respectively	24	12
Additional paid-in capital	1,938,411	1,543,668
Accumulated other comprehensive loss	(49,505)	(43,804)
Accumulated deficit	(1,977,075)	(1,755,653)
Total Amyris, Inc. stockholders’ deficit	(88,145)	(255,777)
Noncontrolling interest	4,418	609
Total stockholders' deficit	(83,727)	(255,168)
Total liabilities, mezzanine equity and stockholders' deficit	$205,939	$160,966

See the accompanying notes to the unaudited condensed consolidated financial statements.

AMYRIS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except shares and per share amounts)	2020	2019	2020	2019
Revenue:
Renewable products (includes related party revenue of $88, $0, $193 and $2, respectively)	$27,577	$17,363	$70,619	$41,367
Licenses and royalties (includes related party revenue of $0, $0, $3,750 and $40,302, respectively)	3,563	2,305	9,714	43,387
Grants and collaborations (includes related party revenue of $750, $844, $5,019 and $3,886, respectively)	3,118	15,285	13,060	27,267
Total revenue (includes related party revenue of $838, $844, $8,962 and $44,190, respectively)	34,258	34,953	93,393	112,021
Cost and operating expenses:
Cost of products sold	25,822	20,654	60,710	53,482
Research and development	18,197	19,032	52,288	56,093
Sales, general and administrative	38,321	33,341	100,838	92,456
Total cost and operating expenses	82,340	73,027	213,836	202,031
Loss from operations	(48,082)	(38,074)	(120,443)	(90,010)
Other income (expense):
Interest expense	(6,627)	(16,857)	(41,747)	(44,608)
Gain (loss) from change in fair value of derivative instruments	1,999	(398)	(6,498)	(2,437)
Gain (loss) from change in fair value of debt	34,360	(2,055)	2,908	(18,629)
Loss upon extinguishment of debt	(2,606)	(2,721)	(51,954)	(8,596)
Other income (expense), net	(49)	1,076	1,452	920
Total other expense, net	27,077	(20,955)	(95,839)	(73,350)
Loss before income taxes and loss from investment in affiliate	(21,005)	(59,029)	(216,282)	(163,360)
Provision for income taxes	(83)	(533)	(273)	(533)
Loss from investment in affiliate	(366)	—	(1,058)	—
Net loss	(21,454)	(59,562)	(217,613)	(163,893)
Less: income attributable to noncontrolling interest in Aprinnova	(1,702)	—	(3,809)	—
Net loss attributable to Amyris, Inc.	(23,156)	(59,562)	(221,422)	(163,893)
Less: deemed dividend to preferred stockholder on issuance and modification of common stock warrants	—	—	—	(34,964)
Less: deemed dividend to preferred stockholders upon conversion of Series E preferred stock	(67,151)	—	(67,151)	—
Add: losses allocated to participating securities	6,832	1,655	15,369	6,233
Net loss attributable to Amyris, Inc. common stockholders, basic	$(83,475)	$(57,907)	$(273,204)	$(192,624)

Loss per share attributable to common stockholders, basic	$(0.37)	$(0.56)	$(1.44)	$(2.11)
Weighted-average shares of common stock outstanding used in computing loss per share of common stock, basic	227,267,553	103,449,612	189,192,973	91,344,150

Loss per share attributable to common stockholders, diluted	$(0.41)	$(0.56)	$(1.46)	$(2.11)
Weighted-average shares of common stock outstanding used in computing loss per share of common stock, diluted	242,732,234	103,449,612	191,506,499	91,344,150

See the accompanying notes to the unaudited condensed consolidated financial statements.

AMYRIS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2020	2019	2020	2019
Comprehensive loss:
Net loss	$(21,454)	$(59,562)	$(217,613)	$(163,893)
Foreign currency translation adjustment	(797)	(1,066)	(5,701)	(1,202)
Total comprehensive loss	(22,251)	(60,628)	(223,314)	(165,095)
Income attributable to noncontrolling interest	(1,702)	—	(3,809)	—
Comprehensive loss attributable to Amyris, Inc.	$(23,953)	$(60,628)	$(227,123)	$(165,095)

See the accompanying notes to the unaudited condensed consolidated financial statements.

AMYRIS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT AND MEZZANINE EQUITY
(Unaudited)

	Preferred Stock		Common Stock
(In thousands, except number of shares)	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Noncontrolling Interest	Total Stockholders' Deficit	Mezzanine Equity - Common Stock
Balances at December 31, 2019	8,280	$—	117,742,677	$12	1,543,668	$(43,804)	$(1,755,653)	$609	$(255,168)	$5,000
Issuance of common stock and warrants upon conversion of debt principal and accrued interest	—	—	6,337,594	1	21,259	—	—	—	21,260	—
Issuance of common stock in private placement	—	—	3,484,321	—	10,000	—	—	—	10,000	—
Issuance of common stock in private placement - related party	—	—	10,505,652	1	27,188	—	—	—	27,189	—
Issuance of common stock upon exercise of warrants	—	—	1,160,929	—	3,332	—	—	—	3,332	—
Issuance of common stock upon exercise of warrants - related party	—	—	24,165,166	2	68,763	—	—	—	68,765	—
Exercise of common stock rights warrant - related party	—	—	—	—	15,000	—	—	—	15,000	—
Issuance of common stock right warrant - related party	—	—	—	—	8,904	—	—	—	8,904	—
Modification of previously issued common stock warrants	—	—	—	—	1,286	—	—	—	1,286	—
Derecognition of liability warrants to equity	—	—	—	—	5,200	—	—	—	5,200	—
Issuance of common stock and payment of minimum employee taxes withheld upon net share settlement of restricted stock	—	—	495,581	—	(8)	—	—	—	(8)	—
Stock-based compensation	—	—	—	—	3,504	—	—	—	3,504	—
Foreign currency translation adjustment	—	—	—	—	—	(2,549)	—	—	(2,549)	—
Net loss attributable to Amyris, Inc.	—	—	—	—	—	—	(87,844)	—	(87,844)	—
Balances at March 31, 2020	8,280	$—	163,891,920	$16	$1,708,096	$(46,353)	$(1,843,497)	$609	$(181,129)	$5,000
Issuance of preferred and common stock in private placement, net of issuance costs	72,156		32,614,573	3	160,014				160,017	—
Issuance of preferred stock in private placement - related party, net of issuance costs	30,000		—	—	30,000				30,000	—
Issuance of common stock upon exercise of warrants			132,746	—	—				—	—
Issuance of common stock subsequent to exercise of common stock rights warrant in previous period - related party			5,226,481	1	(1)				—	—
Fair value of pre-delivery shares released to holder in connection with debt amendment			—	—	10,478				10,478	—
Derecognition of liability warrants to equity			—	—	6,550				6,550	—
Fair value of modification to previously issued common stock warrants			—	—	1,067				1,067	—
Return of pre-delivery shares previously issued in connection with debt agreement			(1,363,636)	—	—				—	—
Issuance of common stock upon conversion of debt principal and accrued interest, and the related derecognition of derivative liability to equity			3,246,489	—	15,778				15,778	—
Stock-based compensation			—	—	2,931				2,931	—
Issuance of common stock upon ESPP purchase			144,523	—	421				421	—
Issuance of common stock upon exercise of stock options			5,227	—	16				16	—
Issuance of common stock and payment of minimum employee taxes withheld upon net share settlement of restricted stock			720,100	—	(98)				(98)	—
Foreign currency translation adjustment			—	—	—	(2,355)			(2,355)	—
Net loss attributable to Amyris, Inc.			—	—	—		(110,422)	2,107	(108,315)	—
Balances at June 30, 2020	110,436	$—	204,618,423	$20	$1,935,252	$(48,708)	$(1,953,919)	$2,716	$(64,639)	$5,000
Adjustment to costs incurred in connection with June 2020 issuance of preferred and common stock in private placement					20				20	—
Issuance of common stock upon automatic conversion of Series E preferred stock	(102,156)	—	34,052,084	4	(4)				—	—
Beneficial conversion feature related to issuance of Series E preferred stock					67,151				67,151	—
Deemed dividend upon conversion of Series E preferred stock into common stock					(67,151)				(67,151)	—
Stock-based compensation				—	3,438				3,438	—
Issuance of common stock and payment of minimum employee taxes withheld upon net share settlement of restricted stock			515,478	—	(295)				(295)	—
Foreign currency translation adjustment				—		(797)			(797)	—
Net loss attributable to Amyris, Inc.				—			(23,156)	1,702	(21,454)	—
Balances at September 30, 2020	8,280	$—	239,185,985	$24	$1,938,411	$(49,505)	$(1,977,075)	$4,418	$(83,727)	$5,000

	Preferred Stock		Common Stock
(In thousands, except number of shares)	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Noncontrolling Interest	Total Stockholders' Deficit	Mezzanine Equity - Common Stock
Balances at December 31, 2018	14,656	$—	76,564,829	$8	$1,346,996	$(43,343)	$(1,521,417)	$937	$(216,819)	$5,000
Cumulative effect of change in accounting principle for ASU 2017-11	—	—	—	—	32,512	—	8,531	—	41,043	—
Issuance of common stock upon exercise of warrants	—	—	450,568	—	1	—	—	—	1	—
Issuance of common stock upon exercise of stock options	—	—	3,612	—	13	—	—	—	13	—
Issuance of common stock and payment of minimum employee taxes withheld upon net share settlement of restricted stock	—	—	191,672	—	(9)	—	—	—	(9)	—
Stock-based compensation	—	—	—	—	3,452	—	—	—	3,452	—
Fair value of bifurcated embedded conversion feature in connection with debt modification	—	—	—	—	398	—	—	—	398	—
Foreign currency translation adjustment	—	—	—	—	—	964	—	—	964	—
Net loss	—	—	—	—	—	—	(66,243)	—	(66,243)	—
Balances at March 31, 2019	14,656	—	77,210,681	8	1,383,363	(42,379)	(1,579,129)	937	(237,200)	5,000
Issuance of common stock in private placement	—	—	3,610,944	1	14,221	—	—	—	14,222	—
Issuance of common stock in private placement - related party	—	—	10,478,338	—	39,499	—	—	—	39,499	—
Issuance of common stock upon conversion of debt	—	—	7,101,468	1	34,650	—	—	—	34,651	—
Issuance of common stock upon ESPP purchase		—	131,460	—	464	—	—	—	464	—
Issuance of common stock upon exercise of warrants	—	—	2,064,606	—	—	—	—	—	—	—
Issuance of common stock and payment of minimum employee taxes withheld upon net share settlement of restricted stock	—	—	589,241	—	(347)	—	—	—	(347)	—
Issuance of warrants in connection with debt accounted for at fair value	—	—	—	—	4,428	—	—	—	4,428	—
Stock-based compensation	—	—	—	—	3,375	—	—	—	3,375	—
Deemed dividend on preferred stock discounts upon conversion of Series D preferred stock	—	—	—	—	34,964	—	—	—	34,964	—
Deemed dividend on preferred stock discounts upon conversion of Series D preferred stock	—	—	—	—	(34,964)	—	—	—	(34,964)	—
Other	—	—	—	—	(238)	—	—	—	(238)	—
Foreign currency translation adjustment	—	—	—	—	—	(1,100)	—	—	(1,100)	—
Net loss	—	—	—	—	—	—	(38,088)	—	(38,088)	—
Balances at June 30, 2019	14,656	$—	101,186,738	$10	1,479,415	$(43,479)	$(1,617,217)	$937	$(180,334)	$5,000
Issuance of common stock and warrants upon conversion of debt	—	—	1,767,632	—	7,829	—	—	—	7,829	—
Issuance of common stock and payment of minimum employee taxes withheld upon net share settlement of restricted stock	—	—	445,837	—	(271)	—	—	—	(271)	—
Issuance of warrants in connection with related party debt issuance	—	—	—	—	13,279	—	—	—	13,279	—
Issuance of warrants in connection with related party debt modification	—	—	—	—	2,882	—	—	—	2,882	—
Issuance of warrants in connection with debt accounted for at fair value	—	—	—	—	930	—	—	—	930	—
Stock-based compensation	—	—	—	—	3,234	—	—	—	3,234	—
Foreign currency translation adjustment	—	—	—	—	—	(1,066)	—	—	(1,066)	—
Net loss	—	—	—	—	—	—	(59,562)	—	(59,562)	—
Balances at September 30, 2019	14,656	$—	103,400,207	$10	$1,507,298	$(44,545)	$(1,676,779)	$937	$(213,079)	$5,000

See the accompanying notes to the unaudited condensed consolidated financial statements.

AMYRIS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
(In thousands)	2020	2019
Operating activities
Net loss	$(217,613)	$(163,893)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss upon extinguishment of debt	51,954	8,596
Non-cash interest expense in connection with release of pre-delivery shares to holder in connection with debt amendment	10,478	—
Stock-based compensation	9,873	10,061
Contract asset credit loss reserve	8,342	—
Depreciation and amortization	6,740	2,691
Loss from change in fair value of derivative instruments	6,498	2,437
Accretion of debt discount	3,119	9,701
Amortization of right-of-use assets under operating leases	2,103	10,237
Non-cash interest expense in connection with modification of warrants	1,066	—
Loss in equity-method investee	1,058	—
Non-cash interest expense added to debt principal	100	—
Impairment of property, plant and equipment	13	1,263
Loss (gain) on disposal of property, plant and equipment	42	122
Expense for warrants issued for debt covenant waivers	—	5,358
Gain on foreign currency exchange rates	(583)	(361)
(Gain) loss from change in fair value of debt	(2,908)	18,629
Changes in assets and liabilities:
Accounts receivable	(7,736)	(3,482)
Contract assets	(1,939)	(2,567)
Accounts receivable, unbilled - related party	—	8,021
Inventories	(10,561)	(6,609)
Deferred cost of products sold - related party	(4,820)	(13,545)
Prepaid expenses and other assets	696	(4,445)
Accounts payable	(20,201)	(2,050)
Accrued and other liabilities	(1,259)	22,310
Lease liabilities	(3,352)	(12,453)
Contract liabilities	3,077	(3,488)
Net cash used in operating activities	(165,813)	(113,467)
Investing activities
Purchases of property, plant and equipment	(9,619)	(9,013)
Net cash used in investing activities	(9,619)	(9,013)
Financing activities
Proceeds from issuance of common and preferred stock in private placements, net of issuance costs	170,037	14,221
Proceeds from issuance of common and preferred stock in private placements, net of issuance costs - related party	45,000	39,500
Proceeds from issuance of debt, net of issuance costs	15,279	89,217
Proceeds from exercise of common stock rights warrant - related party	15,000	—
Proceeds from exercises of warrants - related party	13,998	—
Proceeds from exercises of warrants	3,332	1
Proceeds from issuance of common stock upon ESPP purchase	421	464
Proceeds from exercises of common stock options	16	13
Payment of minimum employee taxes withheld upon net share settlement of restricted stock units	(401)	(627)
Principal payments on financing leases	(2,578)	(372)
Principal payments on debt	(46,766)	(63,675)
Net cash provided by financing activities	213,338	78,742
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(36)	(248)
Net increase (decrease) in cash, cash equivalents and restricted cash	37,870	(43,986)
Cash, cash equivalents and restricted cash at beginning of period	1,699	47,054
Cash, cash equivalents and restricted cash at end of the period	$39,569	$3,068

Reconciliation of cash, cash equivalents and restricted cash to the condensed consolidated balance sheets
Cash and cash equivalents	$38,280	$1,632
Restricted cash, current	329	476
Restricted cash, noncurrent	960	960
Total cash, cash equivalents and restricted cash	$39,569	$3,068

See the accompanying notes to the unaudited condensed consolidated financial statements.

AMYRIS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, Continued
(Unaudited)

	Nine Months Ended September 30,
(In thousands)	2020	2019
Supplemental disclosures of cash flow information:
Cash paid for interest	$13,858	$10,390
Supplemental disclosures of non-cash investing and financing activities:
Accrued interest added to debt principal	$2,056	$986
Unpaid property, plant and equipment balances in accounts payable and accrued liabilities at end of period	$2,100	$134
Acquisition of right-of-use assets under operating leases	$—	$2,361
Cumulative effect of change in accounting principle for ASU 2017-11	$—	$41,043
Derecognition of derivative liabilities to equity upon extinguishment of debt	$6,461	$—
Derecognition of derivative liabilities upon authorization of shares	$6,550	$—
Derecognition of derivative liabilities upon exercise of warrants	$5,200	$—
Exercise of common stock warrants in exchange for debt principal and accrued interest reduction	$69,918	$—
Fair value of embedded features in connection with private placement	$2,962	$—
Fair value of warrants and embedded features recorded as debt discount in connection with debt issuances	$188	$8,965
Fair value of warrants and embedded features recorded as debt discount in connection with debt issuances - related party	$747	$16,155
Fair value of warrants recorded as debt discount in connection with debt modification	$—	$398
Issuance of common stock and warrants upon conversion of debt principal and accrued interest	$27,650	$42,479
Lease liabilities recorded upon adoption of ASC 842	$—	$33,552
Right-of-use assets under operating leases recorded upon adoption of ASC 842	$—	$29,713

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

The accompanying unaudited condensed consolidated financial statements of Amyris, Inc. should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2019 (the 2019 Form 10-K), from which the condensed consolidated balance sheet as of December 31, 2019 is derived. The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the accompanying interim condensed consolidated financial statements do not include all the information and notes required by U.S. GAAP for complete financial statements. The accompanying condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, that are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Interim results are not necessarily indicative of results for a full year.

Raizen Joint Venture Agreement

On May 10, 2019, the Company and Raizen Energia S.A. (Raizen) entered into a joint venture agreement for the formation and operation of a joint venture relating to the production, sale and commercialization of alternative sweetener products. In connection with the formation of the joint venture, among other things, (i) the joint venture will construct a manufacturing facility on land owned by Raizen and leased to the joint venture (the Sweetener Plant), (ii) the Company will grant to the joint venture an exclusive, royalty-free, worldwide license to certain technology owned by the Company relevant to the joint venture’s business, and (iii) the Company and Raizen will enter into a shareholders agreement setting forth the rights and obligations of the parties with respect to, and for the management of, the joint venture. The formation of the joint venture is subject to certain conditions, including certain regulatory approvals, and the achievement of certain technological and economic milestones relating to the Company’s existing production of its alternative sweetener product. Due to the COVID-19 pandemic, the parties have agreed to extend the previous July 2020 deadline to conduct the relevant analysis of the sweetener production data in order to determine potential next steps for the joint venture. In addition, notwithstanding the satisfaction of closing conditions, Raizen may elect not to consummate the formation and operation of the joint venture, in which event, the Company will retain the right to construct and operate the Sweetener Plant. The Company will conclude its evaluation of the accounting treatment for its future interest in the joint venture under ASC 810, Consolidations and ASC 323, Equity Method and Joint Ventures when the economic participation structure and related corporate governance is finalized and the formation of the joint venture is consummated.

Potential Impact of COVID-19 on the Company's Business

With the global spread of the COVID-19 pandemic beginning in the first quarter of 2020 and anticipated continuation throughout 2020, and the resulting shelter-in-place orders covering the Company’s corporate headquarters, primary research and development laboratories, and employees, the Company has implemented policies and procedures to conduct its operations in compliance with local county guidelines. The extent to which the COVID-19 pandemic impacts the Company’s business, financial condition or results of operations will depend on future developments, which are highly uncertain and cannot be accurately predicted. New information may emerge concerning the severity of the COVID-19 pandemic and the actions to contain the pandemic or treat COVID-19, such as the ultimate geographic spread of the disease, the duration of the pandemic, continued travel restrictions, social distancing, business closures or disruptions, and the effectiveness of actions taken to contain or treat COVID-19 in the United States and in other countries. As the COVID-19 pandemic continues to evolve, to the extent it adversely affects our business and financial results, it may also impact other risks to which the Company is subject as set forth in the “Risk Factors” section (Part I, Item 1A) of the 2019 Form 10-K.

Going Concern

The Company has incurred significant operating losses since its inception and expects to continue to incur losses and negative cash flows from operations over the course of at least the next 12 months following the issuance of these condensed consolidated financial statements. As of September 30, 2020, the Company had working capital of $27.7 million (compared to negative working capital of $87.5 million as of December 31, 2019), and an accumulated deficit of $2.0 billion.

As of September 30, 2020, the Company's outstanding debt principal (including related party debt) totaled $175.3 million, of which $36.2 million is classified as current. The Company's debt agreements contain various covenants, including certain restrictions on the Company's business that could cause the Company to be at risk of defaults, such as restrictions on additional indebtedness, material adverse effect and cross default provisions. A failure to comply with the covenants and other provisions of the Company’s debt instruments, including any failure to make a payment when required, would generally result in events of default under such instruments, which could permit acceleration of a substantial portion of such indebtedness. If such indebtedness is accelerated, it would generally also constitute an event of default under the Company’s other outstanding indebtedness, permitting acceleration of a substantial portion of such other outstanding indebtedness. At December 31, 2019, the Company failed to meet certain covenants under several credit arrangements, including those associated with cross-default provisions, minimum liquidity and minimum asset coverage requirements. Further, at March 31, 2020, the Company failed to meet certain covenants and provisions under several credit arrangements, including those associated with cross-default provisions. In March 2020 and again in May 2020, most of these lenders provided waivers to the Company for breaches of all past covenant violations and cross-default payment failures, under the respective credit agreements through the earlier of the closing of a significant equity offering or May 31, 2020. The Company cured these defaults with the closing of the $200 million equity offering described below and the repayment of these past due amounts. As of September 30, 2020, the Company failed to achieve the minimum revenue thresholds under the Foris LSA, Naxyris LSA and Senior Convertible Notes Due 2022, which are described in more detail in Note 4, “Debt”, and obtained a waiver from each of these lenders to cure the September 30, 2020 minimum revenue covenant violations. The minimum revenue threshold test is based on 4-quarters trailing revenue and has been significantly impacted by the elimination of a $37.5 million royalty from the measurement period that was recorded in April 2020 related to the DSM Value Sharing Agreement. See Note 9, “Revenue” for more information.

Beginning in May 2020 and continuing through June 2020, the Company executed a series of financial transactions to minimize cash outflows related to debt service payments and to increase operating cash. On May 1, 2020, the Company amended the Senior Convertible Notes Due 2022 to eliminate the monthly amortization payments and change the interest payment frequency from monthly to quarterly. On May 7, 2020, the Company received a $10 million Paycheck Protection Plan loan (PPP Loan). On June 1, 2020, the Company amended the Foris LSA to eliminate the quarterly principal payments and defer all interest payments until maturity on July 1, 2022, and to provide for the conversion of all outstanding indebtedness under the LSA at a $3.00 per share conversion price, which conversion was approved by the Company’s stockholders on August 14, 2020. Further, on June 1, 2020 and June 4, 2020, the Company entered into securities purchase agreements with investors for the private placement of an aggregate of $200 million of common and preferred stock, resulting in the Company receiving approximately $190 million of net proceeds. A portion of the proceeds from the offering was used to pay down approximately $37.1 million of debt principal (which included $10 million to repay the PPP Loan) and $6.1 million of accrued interest. Also, on June 2, 2020, Total Raffinage Chimie (Total) converted approximately $9.3 million of debt principal and accrued interest into common stock under the terms of the 2014 Rule 144A Convertible Note, further reducing the Company’s outstanding indebtedness. On August 10, 2020, the Company and Ginkgo Bioworks, Inc. (Ginkgo) entered into a Second Amendment to Promissory Note and Partnership Agreement to reduce the frequency of partnership payments from monthly to quarterly, in an aggregate amount of $2.1 million, and to defer an aggregate of $9.8 million in partnership payments to the end of the agreement in October 2022. See Note 4, “Debt.” for more information. As a result of closing the equity offering, making past due payments, converting the $9.1 million 2014 Rule 144A Convertible Note principal into equity, and executing amendments to the Foris LSA, the Senior Convertible Notes Due 2022, and the Ginkgo Note, the Company cured all payment defaults and other events of default, including cross-defaults under the Company’s various debt instruments as of June 30, 2020. Although the Company has been able to obtain waivers in the past for substantially all its prior defaults to date and was able to cure the existing minimum revenue covenant default, it may not be able to cure or obtain a waiver for any defaults in the future.

Further, the Company's cash and cash equivalents of $38.3 million as of September 30, 2020 will not be sufficient to fund expected cash flows requirements from operations and cash debt service obligations through November 2021. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date these condensed consolidated financial statements are issued. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company's ability to continue as a going concern will depend, in large part, on its ability to eliminate or minimize the anticipated negative cash flows from operations during the 12 months from the date of this filing and to either raise additional cash proceeds through financings or refinance the debt maturities occurring in December 2020 and June 2021, all of which are uncertain and outside the control of the Company. Further, the Company's operating plan for the remainder of 2020 contemplates (i) revenue growth from sales of existing and new products with positive gross margins, (ii) reduced production costs as a result of manufacturing and technical developments, (iii) reduced spending in general and administrative areas, (iv) continued cash inflows from collaborations and grants, and (v) the monetization of certain contractual assets. If the Company is unable to complete these actions, it may be unable to meet its operating cash flow needs and its obligations under its existing debt facilities over the next 12 months. This could result in an acceleration of its obligation to repay all amounts outstanding under those facilities, and the Company may be forced to obtain additional equity or debt financing, which may not occur timely or on reasonable terms, if at all, and/or liquidate its assets. In such a scenario, the value received for assets in liquidation or dissolution could be significantly lower than the value reflected in these condensed consolidated financial statements.

Significant Accounting Policies

Note 1, "Basis of Presentation and Summary of Significant Accounting Policies", to the audited consolidated financial statements in the 2019 Form 10-K includes a discussion of the significant accounting policies and estimates used in the preparation of the Company’s consolidated financial statements. There have been no material changes to the Company's significant accounting policies and estimates during the nine months ended September 30, 2020.

Accounting Standards or Updates Recently Adopted

In the nine months ended September 30, 2020, the Company adopted these accounting standards or updates:

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

Accounting Standards or Updates Not Yet Adopted

Credit Losses In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments. ASU 2016-13 requires entities to measure all expected credit losses for most financial assets held at the reporting date based on an expected loss model which includes historical experience, current conditions, and reasonable and supportable forecasts. Entities will now use forward-looking information to better form their credit loss estimates. ASU 2016-13 also requires enhanced disclosures to help financial statement users better understand significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an entity's portfolio. ASU 2016-13 is effective for the Company in the first quarter of 2023. The Company is currently evaluating the impact this standard will have on its condensed consolidated financial statements.

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

2. Balance Sheet Details

Allowance for Doubtful Accounts

(In thousands)	Balance at Beginning of Year	Provisions	Write-offs, Net	Balance at End of Period
Nine months ended September 30, 2020	$45	$57	$—	$102
Year ended December 31, 2019	$642	$110	$(707)	$45

Inventories

(In thousands)	September 30, 2020	December 31, 2019
Raw materials	$7,136	$3,255
Work-in-process	12,083	7,204
Finished goods	17,993	17,311
Inventories	$37,212	$27,770

Deferred cost of products sold - related party

(In thousands)	September 30, 2020	December 31, 2019
Deferred cost of products sold - related party	$9,454	$3,677
Deferred cost of products sold, noncurrent - related party	11,858	12,815
Total	$21,312	$16,492

In November 2018, the Company amended the supply agreement with DSM to secure capacity at the Brotas 1 facility for sweetener production through December 2022. See Note 9, “Revenue Recognition” in Part II, Item 8 of the 2019 Form 10-K for information regarding the November 2018 Supply Agreement Amendment. As part of the amendment, the Company made a series of manufacturing capacity fee payments from November 2018 to March 31, 2020. Of these payments $17.4 million was recorded as deferred cost of products sold. In June 2020, the Company paid an additional $6.9 million manufacturing capacity fee, which represents the final payment under the amendment. The capitalized deferred cost of products sold asset is expensed to cost of products sold on a units of production basis as the Company's sweetener product is produced and sold over the five-year term of the supply agreement. Each quarter, the Company evaluates its estimated future production volumes through the end of the agreement and adjusts the unit cost to be expensed over the remaining estimated production volume. During the three and nine months ended September 30, 2020, the Company expensed $0.7 million and $2.0 million, respectively, of the deferred cost of products sold asset to cost of products sold. Inception-to-date amortization through September 30, 2020 totaled $3.0 million.

Prepaid expenses and other current assets

(In thousands)	September 30, 2020	December 31, 2019
Prepayments, advances and deposits	$6,117	$4,726
Non-inventory production supplies	3,746	5,376
Recoverable taxes from Brazilian government entities	1,978	—
Other	3,053	2,648
Total prepaid expenses and other current assets	$14,894	$12,750

Property, Plant and Equipment, Net

(In thousands)	September 30, 2020	December 31, 2019
Machinery and equipment	$48,893	$48,041
Leasehold improvements	43,198	41,478
Computers and software	10,589	9,822
Furniture and office equipment, vehicles and land	3,485	3,510
Construction in progress	7,369	9,752
	113,534	112,603
Less: accumulated depreciation and amortization	(83,743)	(83,673)
Property, plant and equipment, net	$29,791	$28,930

During the three and nine months ended September 30, 2020 and 2019, depreciation and amortization expense was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2020	2019	2020	2019
Depreciation and amortization expense	$1,905	$969	$5,300	$2,691

Leases

Operating Leases

The Company has operating leases primarily for administrative offices, laboratory equipment and other facilities. The operating leases have remaining terms that range from 1 to 5 years, and often include one or more options to renew. These renewal terms can extend the lease term from 1 to 5 years and are included in the lease term when it is reasonably certain that the Company will exercise the option. The operating leases are classified as ROU assets under operating leases on the Company's condensed consolidated balance sheets and represent the Company’s right to use the underlying asset for the lease term. The Company’s obligation to make operating lease payments is included in "Lease liabilities" and "Lease liabilities, net of current portion" on the Company's condensed consolidated balance sheets. Operating lease right-of-use assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. The Company had $10.9 million and $13.2 million of right-of-use assets as of September 30, 2020 and December 31, 2019, respectively. Operating lease liabilities were $16.2 million and $19.7 million as of September 30, 2020 and December 31, 2019, respectively. During the three and nine months ended September 30, 2020 and 2019, respectively, the Company recorded $1.5 million, $4.6 million, $5.9 million and $14.1 million of operating lease amortization that was charged to expense, of which $0, $0, $0.9 million and $5.2 million was recorded to cost of products sold.

Because the rate implicit in each lease is not readily determinable, the Company uses its incremental borrowing rate to determine the present value of the lease payments. The Company has certain contracts for real estate and marketing which may contain lease and non-lease components which it has elected to treat as a single lease component.

Information related to the Company's right-of-use assets and related lease liabilities were as follows:

	Nine Months Ended September 30,
	2020	2019
Cash paid for operating lease liabilities, in thousands	$5,759	$15,908
Right-of-use assets obtained in exchange for new operating lease obligations(1)	$—	$32,074
Weighted-average remaining lease term	2.7	2.6
Weighted-average discount rate	18.0%	17.5%

(1) 2019 amount includes $29.7 million for operating leases existing on January 1, 2019 and $2.4 million for operating leases that commenced during the nine months ended September 30, 2019.

Financing Leases

The Company has financing leases primarily for laboratory and computer equipment. Assets purchased under financing leases are included in "Right-of-use assets under financing leases, net" on the condensed consolidated balance sheets. For financing leases, the associated assets are depreciated or amortized over the shorter of the relevant useful life of each asset or the lease term. Accumulated amortization of assets under financing leases totaled $3.9 million and $1.7 million as of September 30, 2020 and December 31, 2019, respectively.

Maturities of Financing and Operating Leases

Maturities of lease liabilities as of September 30, 2020 were as follows:

Years ending December 31: (In thousands)	Financing Leases	Operating Leases	Total Leases
2020 (remaining three months)	$1,086	$1,960	$3,046
2021	4,568	7,480	12,048
2022	—	7,657	7,657
2023	—	3,322	3,322
2024	—	151	151
Total lease payments	5,654	20,570	26,224
Less: amount representing interest	(601)	(4,410)	(5,011)
Total lease liability	$5,053	$16,160	$21,213

Current lease liability	$3,882	$5,051	$8,933
Noncurrent lease liability	1,171	11,109	12,280
Total lease liability	$5,053	$16,160	$21,213

Other Assets

(In thousands)	September 30, 2020	December 31, 2019
Equity-method investment	$4,054	$4,734
Deposits	126	295
Contingent consideration	—	3,303
Other	1,179	1,373
Total other assets	$5,359	$9,705

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

Accrued and Other Current Liabilities

(In thousands)	September 30, 2020	December 31, 2019
Accrued interest	$8,116	$8,209
Payroll and related expenses	7,063	7,296
Contract termination fees	4,315	5,347
Asset retirement obligation	2,603	3,184
Professional services	1,804	2,968
Ginkgo partnership payments	951	4,319
Tax-related liabilities	550	1,685
Other	3,028	3,647
Total accrued and other current liabilities	$28,430	$36,655

Other noncurrent liabilities

(In thousands)	September 30, 2020	December 31, 2019
Liability for unrecognized tax benefit	$7,440	$7,204
Liability in connection with acquisition of equity-method investment	6,354	5,249
Ginkgo partnership payments, net of current portion	7,098	4,492
Contract liabilities, net of current portion	111	1,449
Refund liability(1)	—	3,750
Other	993	880
Total other noncurrent liabilities	$21,996	$23,024

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

Ginkgo Partnership Payments Modification

On August 10, 2020, the Company and Ginkgo entered into a Second Amendment to Promissory Note and Partnership Agreement (Second Amendment) to reduce the partnership payments frequency from monthly to quarterly, in an aggregate amount of $2.1 million, and to defer an aggregate of $9.8 million in partnership payments to the end of the agreement in October 2022 (the “End of Term Payment”), provided that, if the Ginkgo Promissory Note is not fully repaid by April 19, 2022, the End of Term Payment shall be of $10.4 million. See Note 4, “Debt.” for more information.

As a result of changes to key provisions in the partnership payments, the Company analyzed the combined before and after cash flows under the Promissory Note and Partnership Agreement that resulted from (i) the reduced interest rate on the Promissory Note, (ii) reduced payment frequency under the Promissory Note and Partnership Agreement, and (iii) changes in the periodic and total payment amounts under the Partnership Agreement, to determine whether these changes resulted in a modification or extinguishment of the obligations under the Second Amendment. Based on the combined before and after cash flows of the Promissory Note and Partnership Agreement, the change was significantly different. Consequently, the modifications resulting from the Second Amendment were accounted for as a debt extinguishment and a new debt issuance. The Company recorded a $0.1 million loss upon extinguishment of the partnership payment obligation, related to the write-off of the unamortized debt discount. Further, since the partnership payment obligation does not contain an explicit interest rate, the Company recorded the $11.9 million of total payments at its net present value of $8.1 million in other liabilities, with the $3.8 million difference recorded as a discount that is accreted to interest expense over the repayment term using the effective interest method.

3. Fair Value Measurement

Liabilities Measured and Recorded at Fair Value on a Recurring Basis

The following tables summarize liabilities measured at fair value, and the respective fair value by input classification level within the fair value hierarchy:

(In thousands)	September 30, 2020				December 31, 2019
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Liabilities
Foris Convertible Note (LSA Amendment)	$—	$—	$58,467	$58,467	$—	$—	$—	$—
Senior Convertible Notes	—	—	25,349	25,349	—	—	50,624	50,624
Embedded derivatives bifurcated from debt instruments	—	—	597	597	—	—	2,832	2,832
Freestanding derivative instruments issued in connection with other debt and equity instruments	—	—	3,237	3,237	—	—	6,971	6,971
Total liabilities measured and recorded at fair value	$—	$—	$87,650	$87,650	$—	$—	$60,427	$60,427

The Company did not hold any financial assets to be measured and recorded at fair value on a recurring basis as of September 30, 2020 and December 31, 2019. Also, there were no transfers between the levels during the three months ended September 30, 2020 or the year ended December 31, 2019.

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

Fair Value of Debt — Foris Convertible Note (LSA Amendment)

On June 1, 2020, the Company and Foris Ventures, LLC (Foris), an entity affiliated with director John Doerr and which beneficially owns greater than 5% of the Company’s outstanding common stock, entered into an Amendment No. 1 to the Amended and Restated Foris LSA (LSA Amendment), pursuant to which, among other provisions, Foris has the option, in its sole discretion, to convert all or a portion of the secured indebtedness under the LSA Amendment, including accrued interest, into shares of Common Stock at a $3.00 conversion price (Conversion Option), which Conversion Option was approved by the Company’s stockholders on August, 14, 2020. See Note 4, “Debt” for further information regarding the LSA Amendment and related extinguishment accounting treatment. The Company elected to account for the new debt issuance under the fair value option and recorded a $22.0 million loss upon extinguishment of the Foris LSA, representing the difference between the carrying value of the Foris LSA prior to the modification and the $72.1 million reacquisition price of the Foris LSA (which is the fair value of the LSA Amendment with the conversion option). The LSA Amendment also contains certain change in control embedded derivatives and a contingent beneficial conversion feature and management believes the fair value option best reflects the underlying economics of new convertible note. Under the fair value election, changes in fair value will be reported in the consolidated statements of operations as "Gain (loss) from change in fair value of debt" in each reporting period subsequent to the issuance of the LSA Amendment.

At June 30, 2020, the contractual outstanding principal of the LSA Amendment was $50.0 million and the fair value was $81.6 million. The Company measured the initial fair value of the LSA Amendment using a binomial lattice model (which is discussed in further detail below) using the following inputs: (i) $4.27 stock price, (ii) 25% discount yield, (iii) 0.16% risk free interest rate (iv) 45% equity volatility and (v) 5% probability of change in control. At September 30, 2020, the contractual outstanding principal of the LSA Amendment was $50.0 million and the fair value was $58.5 million. The Company remeasured the fair value of the LSA Amendment using the following inputs: (i) $2.92 stock price, (ii) 21% discount yield, (iii) 0.13% risk free interest rate (iv) 45% equity volatility and (v) 5% probability of change in control. At both dates, the Company assumed that if a change of control event were to occur, it would occur at the end of the calendar year. The Company recorded gains of $23.1 million and $13.6 million related to change in fair value of the LSA Amendment for the three and nine months ended September 30, 2020, respectively.

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

At September 30, 2020, the contractual outstanding principal of the New Senior Convertible Notes was $30.0 million and the fair value was $25.3 million. The Company measured the fair value at September 30, 2020 using a binomial lattice model (which is discussed in further detail below) using the following inputs: (i) $2.92 stock price, (ii) 233% discount yield, (iii) 0.11% risk free interest rate (iv) 45% equity volatility, and (v) 5% probability of change in control. The Company assumed that if a change of control event were to occur, it would occur at the end of the calendar year.

For the three and nine months ended September 30, 2020, the Company recorded an $11.3 million gain and a $10.7 million loss from change in fair value of debt, respectively, in connection with the fair value remeasurement of the Prior Notes and the New Senior Convertible Notes, as follows:

In thousands
Fair value at December 31, 2019	$50,624
Less: principal paid	(35,980)
Loss from change in fair value	10,705
Fair value at September 30, 2020	$25,349

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

Derivative Liabilities Recognized in Connection with the Issuance of Debt Instruments

The following table provides a reconciliation of the beginning and ending balances for the Company's derivative liabilities recognized in connection with the issuance of debt instruments, either freestanding or embedded, measured at fair value using significant unobservable inputs (Level 3):

(In thousands)	Derivative Liability
Balance at December 31, 2019	$9,803
Fair value of derivative liabilities issued during the period	8,751
Change in fair value of derivative instruments	6,498
Derecognition on settlement or extinguishment	(21,218)
Balance at September 30, 2020	$3,834

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

In connection with the January 31, 2020 private placement transaction with Foris (an entity affiliated with director John Doerr and which beneficially owns greater than 5% of the Company’s outstanding common stock discussed in Note 6, “Stockholders’ Deficit”), the Company issued a right (the Right) to purchase up to an aggregate of 5.2 million shares of common stock (the Right Shares). Due to certain contractual provisions in the Right, the Company concluded that a portion of the Right Shares met the derivative scope exception and equity classification criteria and were accounted for as additional paid in capital, and a portion of the Right Shares did not meet the derivative scope exception or equity classification criteria and were accounted for as a derivative liability. The Right had an initial fair value of $5.3 million, of which $2.3 million was recorded as additional paid in capital and $3.0 million was recorded as a derivative liability. The Right Shares derivative liability portion will be remeasured each reporting period until settled or extinguished with subsequent changes in fair value recorded through the statement of operations. The fair value of the Right was determined using a Black-Scholes-Merton option pricing model based on the input assumptions for liability classified warrants table in the valuation methodology section below. At March 31, 2020, the fair value of the Right Shares derivative liability portion was $2.0 million, and the Company recorded a $1.0 million gain on change in fair value of derivative instruments during the three months ended March 31, 2020. On May 29, 2020, the Company obtained stockholder approval to increase its authorized common share count from 250 million to 350 million. As a result, the portion of the Right Shares initially accounting for as a derivative liability was no longer precluded from the derivative scope exception and met the criteria for equity classification. In the three months ended June 30, 2020, the Company recorded a $1.8 million final mark-to-market loss on change in fair value of derivative instruments using a Black-Scholes-Merton option pricing model based on the input assumptions for liability classified warrants table in the valuation methodology section below, and derecognized the $3.7 million derivative liability balance into additional paid in capital.

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

On February 28, 2020, the Company entered into forbearance agreements with certain affiliates of the Schottenfeld Group LLC (the Lenders) related to certain defaults under the Schottenfeld Notes. The transaction was accounted for as a debt extinguishment. See Note 4, “Debt” for further information. In connection with entering into the forbearance agreements, the Company committed to issuing new warrants (the New Warrants) to the Lenders under certain contingent events for 1.9 million shares of common stock at a $2.87 purchase price and a two-year term. The contingent obligation to issue the New Warrants did not meet the derivative scope exception or equity classification criteria and were accounted for as a derivative liability. The contingently issuable New Warrants derivative liability had an initial fair value of $3.2 million and was recorded as a derivative liability with a $3.2 million charge to loss upon extinguishment of debt. The New Warrants derivative liability will be remeasured each reporting period until settled or extinguished with subsequent changes in fair value recorded through the statement of operations. The fair value of the New Warrants derivative liability was determined using a Black-Scholes-Merton option pricing model based on the input assumptions for liability classified warrants table in the valuation methodology section below. At September 30, 2020, the fair value of the contingently issuable New Warrants derivative liability was $3.2 million, and for the three and nine months ended September 30, 2020, respectively, the Company recorded a $2.0 million gain and a $0.1 million loss on change in fair value of derivative instruments.

On April 6, 2020, the Company and Total entered into a Senior Convertible Note Maturity Extension Agreement to extend the maturity date of the 2014 Rule 144A Convertible Note to April 30, 2020 and reduce the conversion price from $56.16 to $2.87 per share. See Note 4, “Debt” for further information. Historically, the embedded conversion option was bifurcated and accounted for as a derivative liability, and at December 31, 2019 and March 31, 2020 had a $0 fair value due to the Note’s short maturity and the significant conversion price differential when compared to the Company’s current stock price. As a result of the conversion price reduction, the Company remeasured the fair value of the conversion option using a Black-Scholes-Merton option pricing model based on the input assumptions for liability classified warrants table in the valuation methodology section below, and recorded a $6.5 million loss on change in fair value of derivative instruments in the three months ended June 30, 2020. On June 2, 2020, Total elected to convert all the outstanding principal and interest under the 2014 Rule 144A Convertible Note totaling $9.3 million into 3,246,489 shares of common stock. Upon conversion, the $6.5 million liability was derecognized into additional paid in capital, along with the debt principal and interest balance.

Bifurcated Embedded Features in Debt Instruments

During the second half of 2019, the Company issued four debt instruments with embedded mandatory redemption features which were bifurcated from the debt host instruments and recorded at fair value as a derivative liability and debt discount. The collective fair value of the four bifurcated derivatives totaled $2.8 million at December 31, 2019. In January and February 2020, the Company again modified certain key terms in three of the four underlying debt instruments, resulting in a debt extinguishment of the three modified debt instruments. Consequently, in the three months ended March 31, 2020, the collective fair value of the three extinguished bifurcated derivatives totaling $2.3 million was recorded as a loss upon extinguishment of debt and the $0.9 million collective fair value of the new bifurcated embedded mandatory redemption features was recorded as a derivative liability and new debt discount at the modification date. The fair value of the bifurcated derivative liability was determined using a probability weighted discounted cash flow analysis which is discussed in the valuation methodology and approach section below. At September 30, 2020, the fair value of the bifurcated embedded mandatory redemption features totaled $0.6 million, and the Company recorded a $0.1 million gain on change in fair value derivative instruments during the nine months ended September 30, 2020. Also, one of the bifurcated features was embedded in the Foris LSA, which was modified and accounted for as an extinguishment in the three months ended June 30, 2020. As a result, the $0.7 million derivative liability balance was derecognized and recorded into the initial fair value of the new Foris Convertible Note (see “Fair Value of Debt – Foris Convertible Note (LSA Amendment)” above).

Valuation Methodology and Approach to Measuring the Derivative Liabilities

The liabilities associated with the Company’s freestanding and embedded derivatives outstanding at September 30, 2020 and December 31, 2019 represent the fair value of freestanding equity instruments and mandatory redemption features embedded in certain debt instruments. See Note 4, "Debt", and Note 6, "Stockholders' Deficit" for further information regarding these host instruments. There is no current observable market for these types of derivatives and, as such, the Company determined the fair value of the freestanding instruments or embedded derivatives using the Black-Scholes-Merton option pricing model or a probability weighted discounted cash flow analysis measuring the fair value of the debt instrument both with and without the embedded feature, both of which are discussed in more detail below.

The Company used the Black-Scholes-Merton option pricing model to determine the fair value of its liability classified warrants as of September 30, 2020 and December 31, 2019. Input assumptions for these freestanding instruments are as follows:

Range for the Period
Input assumptions for liability classified warrants:	September 30, 2020	December 31, 2019
Fair value of common stock on issue date	$2.56 – $4.27	$3.09 – $4.76
Exercise price of warrants	$2.87 – $2.87	$3.87 – $3.90
Expected volatility	117% – 117%	94% – 105%
Risk-free interest rate	0.13% – 0.17%	1.58% – 1.67%
Expected term in years	1.75 – 2.26	1.51 – 2.00
Dividend yield	0.0%	0.0%

The Company uses a probability weighted discounted cash flow model to measure the fair value of the mandatory redemption features embedded in the debt instruments. The model is designed to measure and determine if the debt instruments would be called or held at each decision point. Within the model, the following assumption is made: the underlying debt instrument will be called early if the change in control redemption value is greater than the holding value. If the underlying debt instrument is called, the holder will maximize their value by finding the optimal decision between (i) redeeming at the redemption price and (ii) holding the instrument until maturity. Using this assumption, the Company valued the embedded derivatives on a "with-and-without method", where the fair value of each underlying debt instrument including the embedded derivative is defined as the "with," and the fair value of each underlying debt instrument excluding the embedded derivatives is defined as the "without." This method estimates the fair value of the embedded derivatives by comparing the fair value differential between the with and without mandatory redemption feature. The model incorporates the mandatory redemption price, time to maturity, risk-free interest rate, estimated credit spread and estimated probability of a change in control default event.

The market-based assumptions and estimates used in valuing the embedded derivative liabilities include amounts in the following ranges/amounts:

	September 30, 2020	December 31, 2019
Risk-free interest rate	0.09% - 0.17%	1.6% - 1.7%
Risk-adjusted discount yield	25.0% - 26.0%	20.0% - 27.0%
Probability of change in control	5.0%	5.0%
Credit spread	24.7% - 36.8%	18.4% - 25.4%
Estimated conversion dates	Not applicable	2022 - 2023

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

Assets and Liabilities Recorded at Carrying Value

Financial Assets and Liabilities

The carrying amounts of certain financial instruments, such as cash equivalents, accounts receivable, prepaid expenses and other current assets, accounts payable and other current accrued liabilities, approximate fair value due to their relatively short maturities and low market interest rates, if applicable. Loans payable and credit facilities are recorded at carrying value, which is representative of fair value at the date of acquisition. The Company estimates the fair value of these instruments using observable market-based inputs (Level 2). The carrying amount (the total amount of net debt presented on the balance sheet) of the Company's debt at September 30, 2020 and at December 31, 2019, excluding the debt instruments recorded at fair value, was $90.6 million and $195.8 million, respectively. The fair value of such debt at September 30, 2020 and at December 31, 2019 was $76.1 million and $194.8 million, respectively, and was determined by (i) discounting expected cash flows using current market discount rates estimated for certain of the debt instruments and (ii) using third-party fair value estimates for the remaining debt instruments.

4. Debt

Net carrying amounts of debt are as follows:

	September 30, 2020				December 31, 2019
(In thousands)	Principal	Unaccreted Debt Discount	Change in Fair Value	Net	Principal	Unaccreted Debt Discount	Change in Fair Value	Net
Convertible notes payable
Senior convertible notes	$30,020	$—	$(4,671)	$25,349	$66,000	$—	$(15,376)	$50,624
	30,020	—	(4,671)	25,349	66,000	—	(15,376)	50,624
Related party convertible notes payable
Foris convertible note	50,041	—	8,426	58,467	—	—	—	—
2014 Rule 144A convertible notes	—	—	—	—	10,178	—	—	10,178
	50,041	—	8,426	58,467	10,178	—	—	10,178
Loans payable and credit facilities
Schottenfeld notes	12,500	(269)	—	12,231	20,350	(1,315)	—	19,035
Nikko notes	7,868	(794)	—	7,074	14,318	(901)	—	13,417
Ginkgo note	12,000	—	—	12,000	12,000	(3,139)	—	8,861
Other loans payable	953	—	—	953	1,828	—	—	1,828
	33,321	(1,063)	—	32,258	48,496	(5,355)	—	43,141
Related party loans payable
Foris notes	5,000	—	—	5,000	115,351	(9,516)	—	105,835
DSM notes	33,000	(3,007)	—	29,993	33,000	(4,621)	—	28,379
Naxyris note	23,914	(575)	—	23,339	24,437	(822)	—	23,615
	61,914	(3,582)	—	58,332	172,788	(14,959)	—	157,829
Total debt	$175,296	$(4,645)	$3,755	174,406	$297,462	$(20,314)	$(15,376)	261,772
Less: current portion				(31,431)				(63,805)
Long-term debt, net of current portion				$142,975				$197,967

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

Debt Equitization – Foris, Related Party

As of December 31, 2019, the Company had two loans payable to Foris with a total principal balance of $110.0 million, excluding capitalized interest of $5.3 million. Foris is an entity affiliated with director John Doerr of Kleiner Perkins Caufield & Byers, a current stockholder, and an owner of greater than five percent of the Company’s outstanding common stock. The first loan (Foris $19 million Note) was a $19 million unsecured borrowing that accrued interest at 12% per annum and matures on January 1, 2023. The second loan (Foris LSA) is a $91.0 million secured borrowing that accrues interest at 12.5% per annum and matured on March 1, 2023. The Foris LSA required quarterly principal payments and monthly interest payments. See Amendment No. 1 to Amended and Restated LSA — Foris, Related Party below for more information on the maturity date and payment terms of the Foris LSA.

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

Amendment No. 1 to Foris LSA — Foris, Related Party

On June 1, 2020, the Company and Foris entered into Amendment No. 1 to the Foris LSA (LSA Amendment), pursuant to which: (i) the interest rate applicable to the then outstanding secured indebtedness (Secured Indebtedness) was amended from and after June 1, 2020 to a per annum rate of interest equal to 6.00% (previously 12.5%), (ii) the Company shall not be required to make any interest payments outstanding as of May 31, 2020 or accruing thereafter prior to July 1, 2022 (previously due monthly), (iii) the quarterly principal amortization payments were eliminated and all outstanding principal under the LSA Amendment became due on July 1, 2022, and (iv) Foris shall have the option, in its sole discretion, to convert all or portion of the Secured Indebtedness, including accrued interest, into shares of common stock at a $3.00 conversion price (Conversion Option), subject to the Company’s stockholder approval to issue shares of common stock upon exercise of the Conversion Option in accordance with applicable rules and regulations of the Nasdaq Stock Market, including Nasdaq Listing Standard Rule 5635(d); for which stockholder approval was obtained on August 14, 2020.

The Company analyzed the before and after cash flows resulting from the LSA Amendment to determine whether these changes result in a modification or extinguishment of the Foris LSA. Based on the before and after cash flows, the change was significant. Consequently, the LSA Amendment was accounted for as a debt extinguishment and a new debt issuance. The Company elected to account for the new debt issuance under the fair value option and recorded a $22.0 million loss upon extinguishment of the Foris LSA, representing the difference between the carrying value of the Foris LSA prior to the modification and the $72.1 million reacquisition price of the Foris LSA (which is the fair value of the LSA Amendment with the conversion option). Management believes the fair value option best reflects the underlying economics of the LSA Amendment, which contains embedded derivatives, a conversion option requiring bifurcation and a beneficial conversion feature. Under the fair value election, changes in fair value will be reported in the consolidated statements of operations as "Gain (loss) from change in fair value of debt" in each reporting period subsequent to the issuance of the LSA Amendment. The Company also recorded gains of $23.1 million and $13.6 million for the three and nine months ended September 30, 2020 related to the change in fair value of the LSA Amendment after the June 1, 2020 issuance date, which is shown as Fair Value Adjustment in the table at the beginning of this Note 4. See Note 3, "Fair Value Measurement" for information about the assumptions that the Company used to measure the fair value of the LSA Amendment.

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

On April 19, 2020, the Company failed to pay the amounts due under the Forbearance Agreement, including the past due interest on the September Notes, and was unable to obtain a waiver or extension for the past due amounts. As a result, $20.4 million of principal outstanding under the Schottenfeld Notes was classified as a current liability on the condensed consolidated balance sheet as of March 31, 2020. On June 5, 2020, the Company repaid the past due November 2019 Notes totaling $7.9 million. Consequently, the September 2019 Notes due January 1, 2023 totaling $12.5 million were reclassified to a non-current liability as of September 30, 2020.

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

On May 6, 2020, the Company entered into a waiver agreement under which the maturity date for all past due amounts to Ginkgo was extended to the earlier of the day the Company receives cash proceeds from any private placement of its equity and/or equity-linked securities, and May 31, 2020. The Company paid all past-due amounts to Ginkgo.

On August 10, 2020, the Company and Ginkgo entered into a Second Amendment to Promissory Note and Partnership Agreement (Second Amendment) to, among other things, (i) with respect to the Promissory Note, amend the interest payment frequency from monthly to quarterly beginning September 30, 2020 and reduce the interest rate from 12% to 9% beginning January 1, 2021, conditioned to the timely payment of interest on September 30, 2020 and December 31, 2020; and (ii) with respect to the Partnership Agreement, reduce the partnership payments frequency from monthly to quarterly, in an aggregate amount of $2.1 million, and to defer an aggregate of $9.8 million in partnership payments to the end of the agreement in October 2022 (the “End of Term Payment”), provided that, if the Promissory Note is not fully repaid by April 19, 2022, the End of Term Payment shall be of $10.4 million.

As a result of changes to key provisions of both the Promissory Note and Partnership Agreement, the Company analyzed the before and after cash flows resulting from (i) a reduced interest rate of the Promissory Note, (ii) reduced payment frequency for the Promissory Note interest and Partnership Agreement payments and (iii) changes in the periodic and total payment amounts under the Partnership Agreement, in order to determine whether these changes result in a modification or extinguishment of the obligations under the Second Amendment. Based on the combined before and after cash flows of the Promissory Note and Partnership Agreement, the change was significantly different. Consequently, the modifications resulting from the Second Amendment were accounted for as a debt extinguishment and a new debt issuance. The Company recorded a $2.5 million loss upon extinguishment of the Promissory Note and a $0.1 million loss upon extinguishment of the partnership payments, which was primarily related to the unamortized debt discounts. The $12.0 million principal amount due under the Promissory Note was unchanged and reflects the present value of the obligation after the modifications. See Note 2, “Balance Sheet Details”, for more information on the payments due under the Partnership Agreement.

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

Foris $5 Million Note – Foris, Related Party

On April 29, 2020, the Company borrowed $5.0 million from Foris, an entity affiliated with director John Doerr and which beneficially owns greater than 5% of the Company’s outstanding common stock. The note is unsecured and accrues interest at 12% per annum. Principal and interest will be payable at maturity, on December 31, 2022.

Future Minimum Payments

Future minimum payments under the Company's debt agreements as of September 30, 2020 are as follows:

(In thousands)	Convertible Notes	Loans Payable and Credit Facilities	Related Party Convertible Notes	Related Party Loans Payable and Credit Facilities	Total
2020 (remaining three months)	$375	$5,945	$—	$1,547	$7,867
2021	33,898	3,902	—	31,823	69,623
2022	—	14,768	59,578	40,939	115,285
2023	—	12,899	—	—	12,899
2024	—	398	—	—	398
Thereafter	—	1,870	—	—	1,870
Total future minimum payments	34,273	39,782	59,578	74,309	207,942
Less: amount representing interest	(4,253)	(6,460)	(9,537)	(12,396)	(32,646)
Present value of minimum debt payments	30,020	33,322	50,041	61,913	175,296
Less: current portion of debt principal	(30,020)	(5,236)	—	—	(35,256)
Noncurrent portion of debt principal	$—	$28,086	$50,041	$61,913	$140,040

5. Mezzanine Equity

Mezzanine equity at September 30, 2020 and December 31, 2019 is comprised of proceeds from shares of common stock sold on May 10, 2016 to the Bill & Melinda Gates Foundation (Gates Foundation). In connection with the stock sale, the Company and the Gates Foundation entered into an agreement under which the Company agreed to expend an aggregate amount not less than the proceeds from the stock sale to develop a yeast strain that produces artemisinic acid and/or amorphadiene at a low cost and to supply such artemisinic acid and amorphadiene to companies qualified to convert artemisinic acid and amorphadiene to artemisinin for inclusion in artemisinin combination therapies used to treat malaria. If the Company defaults in its obligation to use the proceeds from the stock sale as set forth above or defaults under certain other commitments in the agreement, the Gates Foundation will have the right to request that the Company redeem, or facilitate the purchase by a third party, the shares then held by the Gates Foundation at a price per share equal to the greater of (i) the closing price of the Company’s common stock on the trading day prior to the redemption or purchase, as applicable, or (ii) an amount equal to $17.10 plus a compounded annual return of 10%.

As of September 30, 2020, the Company's remaining research and development obligation under this arrangement was $0.3 million.

6. Stockholders' Deficit

Foris Warrant Exercises for Cash

On January 13, 2020, Foris, an entity affiliated with director John Doerr and which beneficially owns greater than 5% of the Company’s outstanding common stock, delivered to the Company an irrevocable notice of cash exercise with respect to a warrant to purchase 4,877,386 shares of the Company’s common stock at an exercise price of $2.87 per share, pursuant to a warrant issued by the Company on August 17, 2018. The Company received approximately $14.0 million from Foris in connection with the warrant exercise representing 4,877,386 shares of common stock issued and recorded $14.0 million as additional paid-in capital.

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

Warrant Amendments and Exercises, Common Stock Purchase and Debt Equitization by Foris – Related Party

On January 31, 2020, the Company and Foris entered into certain warrant amendment agreements (the Foris Warrant Amendments) totaling 10.2 million shares of the Company’s outstanding warrants to purchase shares of common stock, pursuant to which the exercise price of these certain warrants (the Amended Foris Warrants) was reduced to $2.87 per share. In connection with the Foris Warrant Amendments, on January 31, 2020 (i) Foris exercised all its then-outstanding common stock purchase warrants, including the Amended Foris Warrants, totaling 19,287,780 shares of common stock, at a weighted average exercise price of approximately $2.84 per share for an aggregate exercise price of $54.8 million (the Exercise Price), and purchased 5,279,171 shares of common stock (the Foris Shares) at $2.87 per share for a total purchase price of $15.1 million (Purchase Price), (ii) Foris paid the Exercise Price and the Purchase Price through the cancellation of $60 million of principal and $9.9 million of accrued interest and fees owed by the Company to Foris under the Foris $19 million Note and the Foris LSA (which was treated as a debt extinguishment as discussed in Note 4, "Debt") and (iii) the Company issued to Foris the Foris Shares and an additional right (the Additional Right) to purchase 8,778,230 shares of Common Stock at a purchase price of $2.87 per share, for a period of 12 months from the execution of the warrant exercise agreement.

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

June 2020 PIPE

On June 1, 2020 and June 4, 2020, the Company entered into separate security purchase agreements (Purchase Agreements) with certain accredited investors (Investors), including Foris and Vivo Capital LLC, stockholders that beneficially own more than 5% of the Company’s outstanding common stock and are, respectively, owned by or affiliated with individuals serving on the Company’s Board of Directors, for the issuance and sale of an aggregate of 32,614,573 shares of the Company’s common stock, $0.0001 par value per share and 102,156 shares of the Company’s Series E Convertible Preferred Stock, $0.0001 par value per share, convertible into 34,052,070 shares of common stock, at a price of $3.00 per common share and $1,000 per preferred share, resulting in an aggregate purchase price of $200 million (Offering). The transaction closed on June 5, 2020, following the satisfaction of customary closing conditions. Upon closing, the Company received aggregate net proceeds of approximately $190 million after payment of the Offering expenses and placement agent fees. The Company used the proceeds from the Offering for the repayment of certain outstanding indebtedness and the remainder for general corporate purposes.

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

Series E Convertible Preferred Stock and Amendment to Articles of Incorporation or Bylaws

On June 5, 2020, the Company filed the Certificate of Designation of Preferences, Rights and Limitations of Series E Convertible Preferred Stock (Preferred Stock) with the Secretary of State of Delaware. Each share of Series E Preferred Stock issued in the June 2020 PIPE had a stated value of $1,000 and was convertible into 333.33 shares of common stock. All preferred shares automatically converted into common stock without any action by the holders on the first trading day after the Company obtains stockholder approval (as described below). Unless and until converted into common stock in accordance with its terms, the Preferred Stock had no voting rights, other than as required by law or with respect to matters specifically affecting the Preferred Stock.

The Company agreed to obtain stockholder approval for the issuance of common stock upon conversion of the Preferred Stock as is required by the applicable rules and regulations of the Nasdaq Stock Market, including Nasdaq Listing Standard Rule 5635(d), and including the issuance of common stock upon conversion of the Preferred Shares in excess of 19.99% of the issued and outstanding common stock on the date of the Purchase Agreements. Pursuant to the Purchase Agreements, the Company was required to hold a special meeting of stockholders within 75 calendar days of the date of the Purchase Agreements for the purpose of obtaining stockholder approval. This special meeting of stockholders was held on August 14, 2020, at which the Company’s stockholders approved the conversion of the Series E Preferred Stock and as a result, 34,052,084 shares of common stock were issued on August 17, 2020 in exchange for the 102,156 shares of the Company’s Series E Convertible Preferred Stock.

The Company analyzed the automatic conversion provision related to the Series E Preferred Stock at the original commitment dates and determined the holders received a contingent beneficial conversion feature (BCF) equal to $67.2 million. This amount represents the difference between the Company’s closing stock price at the June 1, 2020 and June 4, 2020 commitment dates ($5.35 and $4.88, respectively) and the $3.00 conversion price. As the automatic conversion provision was contingent on stockholder approval on August 14, 2020, the BCF would be recognized when the contingency was resolved. Upon obtaining stockholder approval, the $67.2 million BCF was recognized in additional paid-in capital and reflected as a deemed dividend to the preferred stockholders in the September 30, 2020 condensed consolidated statement of operations, increasing the net loss attributable to common stockholders and increasing basic net loss per share.

Warrants and Rights Activity Summary

In connection with various debt and equity transactions (see Note 4, “Debt” above and Note 4, "Debt" and Note 6, “Stockholders’ Deficit” in Part II, Item 8 of the 2019 Form 10-K), the Company has issued warrants exercisable for shares of common stock. The following table summarizes warrants activity for the nine months ended September 30, 2020:

Transaction	Year Issued	Expiration Date	Number Outstanding as of December 31, 2019	Additional Warrants Issued	Exercises	Expired	Exercise Price per Share of Warrants Exercised	Number Outstanding as of September 30, 2020	Exercise Price per Share as of September 30, 2020
High Trail/Silverback warrants	2020	January 14, 2022	—	3,000,000	—	—	$—	3,000,000	$2.87/$3.25
2020 PIPE right shares	2020	February 4, 2021	—	8,710,802	(5,226,481)	—	$2.87	3,484,321	$2.87
January 2020 warrant exercise right shares	2020	January 31, 2021 and January 31, 2022	—	9,939,159	—	—	$—	9,939,159	$2.87
Foris LSA warrants	2019	August 14, 2021	3,438,829	—	(3,438,829)	—	$2.87	—	$—
November 2019 Foris warrant	2019	November 27, 2021	1,000,000	—	(1,000,000)	—	$2.87	—	$—
August 2019 Foris warrant	2019	August 28, 2021	4,871,795	—	(4,871,795)	—	$2.87	—	$—
April 2019 PIPE warrants	2019	April 26, 2021, April 29, 2021 and May 3, 2021	8,084,770	—	(4,712,781)	—	$2.87	3,371,989	$4.76/$5.02
April 2019 Foris warrant	2019	April 16, 2021	5,424,804	—	(5,424,804)	—	$2.87	—	$—
September and November 2019 Investor Credit Agreement warrants	2019	September 10, 2021 and November 14, 2021	5,233,551	—	—	—	$—	5,233,551	$2.87
Naxyris LSA warrants	2019	August 14, 2021	2,000,000	—	—	—	$—	2,000,000	$2.87
October 2019 Naxyris warrant	2019	October 28, 2021	2,000,000	—	—	—	$—	2,000,000	$3.87
May-June 2019 6% Note Exchange warrants	2019	May 15, 2021 and June 24, 2021	2,181,818	—	—	—	$—	2,181,818	$2.87/$5.12
May 2019 6.50% Note Exchange warrants	2019	May 14, 2021 and January 31, 2022	1,744,241	—	(784,016)	—	$2.87	960,225	$2.87
July 2019 Wolverine warrant	2019	July 8, 2021	1,080,000	—	—	—	$—	1,080,000	$2.87
August 2018 warrant exercise agreements	2018	May 17, 2020 and May 20, 2020	12,097,164	—	(4,877,386)	(7,219,778)	$2.87	—	$—
May 2017 cash warrants	2017	July 10, 2022	6,078,156	—	—	—	$—	6,078,156	$2.87
August 2017 cash warrants	2017	August 7, 2022	3,968,116	—	—	—	$—	3,968,116	$2.87
May 2017 dilution warrants	2017	July 10, 2022	3,085,893	—	—	—	$—	3,085,893	$—
August 2017 dilution warrants	2017	May 23, 2023	3,028,983	—	—	—	$—	3,028,983	$—
February 2016 related party private placement	2016	February 12, 2021	171,429	—	(152,381)	—	$0.15	19,048	$0.15
July 2015 related party debt exchange	2015	July 29, 2020 and July 29, 2025	133,334	—	(133,334)	—	$0.15	—	$—
July 2015 private placement	2015	July 29, 2020	72,650	—	(72,650)	—	$0.15	—	$—
July 2015 related party debt exchange	2015	July 29, 2025	58,690	—	—	—	$—	58,690	$0.15
Other	2011	December 23, 2021	1,406	—	—	—	$—	1,406	$160.05
			65,755,629	21,649,961	(30,694,457)	(7,219,778)		49,491,355

7. Loss per Share

For the three and nine months ended September 30, 2019, basic loss per share was the same as diluted loss per share, because the inclusion of all potentially dilutive securities outstanding was antidilutive.

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

The following table presents the calculation of basic and diluted loss per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except shares and per share amounts)	2020	2019	2020	2019
Numerator:
Net loss attributable to Amyris, Inc.	$(23,156)	$(59,562)	$(221,422)	$(163,893)
Less: deemed dividend to preferred stockholder on issuance and modification of common stock warrants	—	—	—	(34,964)
Less: deemed dividend to preferred stockholders upon conversion of Series E preferred stock	(67,151)	—	(67,151)	—
Add: losses allocated to participating securities	6,832	1,655	15,369	6,233
Net loss attributable to Amyris, Inc. common stockholders, basic	$(83,475)	$(57,907)	$(273,204)	$(192,624)
Adjustment to earnings allocated to participating securities	744	—	120	—
Interest on convertible debt	1,081	—	317	—
Gain from change in fair value of debt	(17,221)	—	(5,945)	—
Net loss attributable to Amyris, Inc. common stockholders, diluted	$(98,871)	$(57,907)	$(278,712)	$(192,624)

Denominator:
Weighted-average shares of common stock outstanding used in computing net loss per share of common stock, basic	227,267,553	103,449,612	189,192,973	91,344,150
Basic loss per share	$(0.37)	$(0.56)	$(1.44)	$(2.11)

Weighted-average shares of common stock outstanding	227,267,553	103,449,612	189,192,973	91,344,150
Effect of dilutive convertible debt	15,464,681	—	2,313,526	—
Weighted-average shares of common stock equivalents used in computing loss per share of common stock, diluted	242,732,234	103,449,612	191,506,499	91,344,150
Diluted loss per share	$(0.41)	$(0.56)	$(1.46)	$(2.11)

The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted loss per share of common stock because including them would have been antidilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Period-end common stock warrants	43,298,741	52,612,330	43,298,741	52,612,330
Convertible promissory notes(1)	—	14,259,214	8,574,399	14,259,214
Period-end stock options to purchase common stock	6,571,703	5,398,834	6,571,703	5,398,834
Period-end restricted stock units	7,722,630	4,543,190	7,722,630	4,543,190
Period-end preferred stock	1,943,661	2,955,732	1,943,661	2,955,732
Total potentially dilutive securities excluded from computation of diluted loss per share	59,536,735	79,769,300	68,111,134	79,769,300
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

On April 3, 2019, a securities class action complaint was filed against Amyris and our CEO, John G. Melo, and former CFO (and current Chief Business Officer), Kathleen Valiasek, in the U.S. District Court for the Northern District of California. The complaint seeks unspecified damages on behalf of a purported class that would comprise all persons and entities that purchased or otherwise acquired our securities between March 15, 2018 and March 19, 2019. The complaint, which was amended by the lead plaintiff on September 13, 2019, alleges securities law violations based on statements and omissions made by the Company during such period. On October 25, 2019, the defendants filed a motion to dismiss the securities class action complaint, which was denied by the court on October 5, 2020. The Company filed its answer to the securities class action complaint on October 26, 2020. Subsequent to the filing of the securities class action complaint described above, on June 21, 2019 and October 1, 2019, respectively, two separate purported shareholder derivative complaints were filed in the U.S. District Court for the Northern District of California (Bonner v. Doerr, et al., and Carlson v. Doerr, et al.) based on similar allegations to those made in the securities class action complaint described above and naming the Company, and certain of the Company’s current and former officers and directors, as defendants. The derivative lawsuits sought to recover, on the Company’s behalf, unspecified damages purportedly sustained by the Company in connection with allegedly misleading statements and omissions made in connection with the Company’s securities filings. The derivative lawsuits were dismissed on October 18, 2019 (Bonner) and December 10, 2019 (Carlson), without prejudice. We believe the securities class action complaint lacks merit, and intend to continue to defend ourselves vigorously. Given the early stage of these proceedings, it is not yet possible to reliably determine any potential liability that could result from these matters.

On July 24, 2020, a securities class action complaint was filed against Amyris and the members of our Board in the Court of Chancery of the State of Delaware (Flatischler v. Melo, et. al.). The complaint alleged a breach of fiduciary obligation to disclose material information to stockholders in the proxy statement filed with the Securities and Exchange Commission on July 6, 2020 (Proxy), with respect to the Company’s special stockholders’ meeting held on August 14, 2020 (Special Meeting), at which stockholders were to vote to approve the conversion of all outstanding indebtedness under the Foris Convertible Note and of our Series E Preferred Stock issued in the June 2020 PIPE into shares of common stock, in accordance with Nasdaq Listing Standard Rule 5635(d). See Note 4, “Debt,” “Amendment No. 1 to Foris LSA — Foris, Related Party,” and Note 6, “Stockholders’ Deficit,” “June 2020 PIPE,” and “Series E Convertible Preferred Stock and Amendment to Articles of Incorporation or Bylaws” in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information. The plaintiffs sought to enjoin the Special Meeting. On August 6, 2020, the plaintiffs withdrew their complaint as moot following the Company’s filing of a supplement to the Proxy on August 5, 2020. The Proxy supplement provided additional information regarding the approval process of the LSA Amendment and the June 2020 PIPE, and the relationships between the Company and its financial advisors to the June 2020 PIPE. The plaintiffs currently seek an amount for their attorney’s fees and certain legal expenses related to filing the complaint, which the parties are negotiating. Three substantially similar complaints were filed: one on July 28, 2020, in the United States District Court of Delaware (Sabatini v. Amyris, Inc.); one on July 31, 2020, in the Northern District of California (Nair v. Amyris); and another on August 4, 2020, in the Southern District of New York (Chamorro v. Amyris). Amyris answered the Chamorro case on October 19, 2020. The Sabatini and Nair cases were voluntarily dismissed by the plaintiffs on October 8 and October 22, 2020, respectively. For this matter, as of September 30, 2020, the Company has accrued a liability for the plaintiffs’ legal fees and expenses, which are not material.

On September 10, 2020, LAVVAN, Inc. (Lavvan) filed a suit against the Company in the United States District Court for the Southern District of New York alleging breach of contract, patent infringement, and trade secret misappropriation in connection with that certain Research, Collaboration and License Agreement between Lavvan and Amyris, dated March 18, 2019, as amended (Cannabinoid Agreement). Amyris filed motions to compel arbitration or to dismiss on October 2, 2020. On October 30, Lavvan filed its opposition to the Company’s motions. The Company believes that the suit lacks merit and intends to continue to defend itself vigorously. Given the early stage of these proceedings, it is not yet possible to reliably determine any potential liability that could result therefrom.

In addition, the Company is subject to disputes and claims that arise or have arisen in the ordinary course of business and that have not resulted in legal proceedings or have not been fully adjudicated. Such matters that may arise in the ordinary course of business are subject to many uncertainties and outcomes that are not predictable with reasonable assurance, and therefore, an estimate of all the reasonably possible losses cannot be determined at this time. If one or more of these legal disputes or claims resulted in settlements or legal proceedings that were resolved against the Company for amounts in excess of management's expectations, the Company's consolidated financial statements for the relevant reporting period could be materially adversely affected.

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

9. Revenue Recognition and Contract Assets and Liabilities

Disaggregation of Revenue

The following table presents revenue by major product and service, as well as by primary geographical market, based on the location of the customer:

	Three Months Ended September 30,
(In thousands)	2020				2019
	Renewable Products	Licenses and Royalties	Grants and Collaborations	Total	Renewable Products	Licenses and Royalties	Grants and Collaborations	Total
United States	$20,759	$—	$263	$21,022	$9,927	$—	$9,114	$19,041
Europe	3,752	3,563	919	8,234	2,609	2,305	1,354	6,268
Asia	1,542	—	1,936	3,478	2,398	—	4,789	7,187
Brazil	1,298	—	—	1,298	2,272	—	28	2,300
Other	226	—	—	226	157	—	—	157
	$27,577	$3,563	$3,118	$34,258	$17,363	$2,305	$15,285	$34,953

	Nine Months Ended September 30,
(In thousands)	2020				2019
	Renewable Products	Licenses and Royalties	Grants and Collaborations	Total	Renewable Products	Licenses and Royalties	Grants and Collaborations	Total
United States	$49,568	$—	$263	$49,831	$22,806	$—	$16,015	$38,821
Europe	10,100	9,714	6,073	25,887	7,565	43,387	6,180	57,132
Asia	7,901	—	6,724	14,625	8,015	—	5,038	13,053
Brazil	2,546	—	—	2,546	2,787	—	34	2,821
Other	504	—	—	504	194	—	—	194
	$70,619	$9,714	$13,060	$93,393	$41,367	$43,387	$27,267	$112,021

Significant Revenue Agreements During the Nine Months Ended September 30, 2020

Cannabinoid Agreement

On March 18, 2019, the Company entered into a Research, Collaboration and License Agreement (as amended, the Cannabinoid Agreement) with LAVVAN, Inc., an investment-backed company (Lavvan), for up to $300 million to develop, manufacture and commercialize cannabinoids, subject to certain closing conditions. Under the Cannabinoid Agreement, the Company performs research and development activities, and Lavvan is responsible for manufacturing and commercialization, related to the cannabinoids developed in accordance with the Cannabinoid Agreement. The Cannabinoid Agreement principally funds milestones that include both technical R&D targets and completion of production campaigns, with the Company also entitled to receive certain supplementary research and development funding from Lavvan. Additionally, the Cannabinoid

Agreement provides for profit share to the Company on Lavvan's gross profit margin once the cannabinoid products are commercialized. On May 2, 2019, the parties formed a special purpose entity to hold certain intellectual property created during the collaboration (the Cannabinoid Collaboration IP), the licensing of certain Company intellectual property to Lavvan, the licensing of the Cannabinoid Collaboration IP to the Company and Lavvan, and the granting by the Company to Lavvan of a lien on the Company background intellectual property being licensed to Lavvan under the Cannabinoid Agreement, which lien would be subordinated to the lien on such intellectual property under the Foris Convertible Note (see Note 4, “Debt”). On March 11, 2020, the parties revised the agreement to reflect product specifications and cost assumptions.

The Cannabinoid Agreement is accounted for as a revenue contract under ASC 606, with the total transaction price estimated and updated on a quarterly basis, subject to the variable consideration constraint guidance in ASC 606 using the most likely outcome method to estimate the variable consideration associated with the identified performance obligation. The Company concluded the agreement contained a single performance obligation of research and development services. The Company also concluded that the performance obligation is continuously delivered over time and that revenue recognition is based on an input measure of progress of labor hours incurred compared to total estimated labor hours to be incurred (i.e., proportional performance). Estimates of variable consideration are updated quarterly, based on changes in estimated project plan hours, with proportional performance adjustments to quarterly revenue as necessary. Prior to September 30, 2020, the Company estimated the total unconstrained transaction price to be $145 million, based on a high probability of achieving certain underlying milestones, and had recognized $18.3 million of cumulative revenue to date. As of September 30, 2020, the Company has constrained $282 million of variable consideration which relate to milestones that do not meet the criteria necessary under ASC 606 to be included in the transaction price. The Company recognized no collaboration revenue for the three and nine months ended September 30, 2020, and during the three months ended September 30, 2020, the Company recorded a credit loss reserve against a previously recorded $8.3 million contract asset in connection with the Cannabinoid Agreement. See Contract Assets and Liabilities below for further information.

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

The DSM Collaboration Agreement is accounted for as a revenue contract under ASC 606, and has a total transaction price of $14.1 million, subject to the variable consideration constraint guidance in ASC 606 using the most likely outcome method to estimate the variable consideration associated with the identified performance obligations. The Company concluded the agreement contained three performance obligations of research and development services that are delivered over time and that revenue recognition is based on an input measure of progress as labor hours are expended in the achievement of each milestone. The Company recognized $0.8 million and $5.0 million of collaboration revenue for the three and nine months, respectively, ended September 30, 2020, and $9.9 million of cumulative-to-date collaboration revenues.

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

The Yifan Collaboration Agreement has a total transaction price of $21.0 million, subject to the variable consideration constraint guidance in ASC 606 using the most likely outcome method to estimate the variable consideration associated with the identified performance obligation. The Company concluded the Collaboration Agreement contained a single performance obligation of research and development services provided continuously over time. The Collaboration Agreement provides for upfront and periodic payments based on project milestones. The Company concluded the performance obligation is delivered over time and that revenue recognition is based on an input measure of progress of hours incurred compared to total estimated hours to be incurred (i.e., proportional performance). Estimates of variable consideration are updated quarterly, with cumulative adjustments to revenue recorded as necessary. The Company recognized $1.9 million and $6.7 million of collaboration revenue in the three and nine months, respectively, ended September 30, 2020, and $12.8 million of cumulative-to-date collaboration revenue. At September 30, 2020, the Company also recorded a $1.8 million contract asset in connection with the Collaboration Agreement.

DSM Value Sharing Agreement

The original December 2017 DSM Value Sharing Agreement was accounted for as a single performance obligation in connection with a license with fixed and determinable consideration and variable consideration that was accounted for pursuant to the sales-based royalty scope exception. The April 16, 2019 assignment of the December 2017 DSM Value Sharing Agreement was accounted for as a contract modification under ASC 606, resulting in additional fixed and determinable consideration of $37.1 million and variable consideration of $12.5 million in the form of a stand-ready obligation to refund some or all the $12.5 million consideration if certain criteria outlined in the assignment agreement are not met by December 2021. The Company periodically updates its estimate of amounts to be refunded and reduces the refund liability by recording additional license and royalty revenue as the Company’s estimate of the refund obligation decreases. The Company recorded $8.8 million of license and royalty revenue in the fourth quarter of 2019 related to a change in the estimated refund liability and recorded the remaining $3.8 million in the three months ended March 31, 2020 related to a change in the Company’s estimate of the refund liability.

In connection with the significant revenue agreements discussed above and others previously disclosed (see Note 9, “Revenue Recognition” in Part II, Item 8 of the 2019 Form 10-K), the Company recognized the following revenues for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,
(In thousands)	2020				2019
	Renewable Products	Licenses and Royalties	Grants and Collaborations	Total	Renewable Products	Licenses and Royalties	Grants and Collaborations	Total
DSM - related party	$88	$—	$750	$838	$—	$—	$844	$844
Sephora	3,501	—	—	3,501	2,625	—	—	2,625
Firmenich	5,099	3,563	—	8,662	4,556	2,305	400	7,261
Givaudan	2,059	—	—	2,059	3,312	—	—	3,312
Subtotal revenue from significant revenue agreements	10,747	3,563	750	15,060	10,493	2,305	9,482	22,280
Revenue from all other customers	16,830	—	2,368	19,198	6,870	—	5,803	12,673
Total revenue from all customers	$27,577	$3,563	$3,118	$34,258	$17,363	$2,305	$15,285	$34,953

	Nine Months Ended September 30,
(In thousands)	2020				2019
	Renewable Products	Licenses and Royalties	Grants and Collaborations	Total	Renewable Products	Licenses and Royalties	Grants and Collaborations	Total
DSM - related party	$193	$3,750	$5,019	$8,962	$2	$40,302	$3,886	$44,190
Sephora	10,389	—	—	10,389	6,369	—	—	6,369
Firmenich	7,308	5,964	454	13,726	6,439	3,085	1,413	10,937
Givaudan	5,328	—	—	5,328	6,127	—	—	6,127
Subtotal revenue from significant revenue agreements	23,218	9,714	5,473	38,405	18,937	43,387	17,041	79,365
Revenue from all other customers	47,401	—	7,587	54,988	22,430	—	10,226	32,656
Total revenue from all customers	$70,619	$9,714	$13,060	$93,393	$41,367	$43,387	$27,267	$112,021

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

Contract Balances

The following table provides information about accounts receivable, contract liabilities and refund liability from contracts with customers:

(In thousands)	September 30, 2020	December 31, 2019
Accounts receivable, net	$27,365	$16,322
Accounts receivable - related party, net	$419	$3,868
Contract assets	$2,082	$8,485
Contract assets - related party	$1,203	$—
Contract assets, noncurrent - related party	$—	$1,203
Contract liabilities	$4,430	$1,353
Contract liabilities, noncurrent(1)	$111	$1,449

(1)As of September 30, 2020 and December 31, 2019, contract liabilities, noncurrent is presented in Other noncurrent liabilities in the condensed consolidated balance sheets.

During the three months ended September 30, 2020, the collaboration partner in the Cannabinoid Agreement filed certain litigation claims and, among other things, alleging breach of contract. As a result, the Company concluded that realization and recoverability of an $8.3 million contract asset recorded in connection with the Cannabinoid Agreement was no longer probable. The Company recorded an $8.3 million credit loss reserve against this contract asset during the three months ended September 30, 2020.

Remaining Performance Obligations

The following table provides information regarding the estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) based on the Company's existing agreements with customers as of September 30, 2020.

(In thousands)	As of September 30, 2020
Remaining 2020	$1,928
2021	5,052
2022	1,630
2023 and thereafter	571
Total from all customers	$9,181

In accordance with the disclosure provisions of ASC 606, the table above excludes estimated future revenues for performance obligations that are part of a contract that has an original expected duration of one year or less or a performance obligation with variable consideration that is recognized using the sales-based royalty exception for licenses of intellectual property. Additionally, approximately $302.1 million of estimated future revenue is excluded from the table above, as that amount represents constrained variable consideration.

10. Related Party Transactions

Related Party Debt

See Note 4, "Debt," for details of these related party debt transactions during the nine months ended September 30, 2020:
•Debt equitization – Foris

•$5 million unsecured loan - Foris
•2014 Rule 144A Note exchange, extensions and conversion – Total
•LSA Amendment - Foris

Related party debt was as follows:

	September 30, 2020				December 31, 2019
In thousands	Principal	Unaccreted Debt Discount	Change in Fair Value	Net	Principal	Unaccreted Debt Discount	Change in Fair Value	Net
Foris notes	$55,041	$—	$8,426	$63,467	$115,351	$(9,516)	$—	$105,835
DSM notes	33,000	(3,007)	—	29,993	33,000	(4,621)	—	28,379
Naxyris note	23,914	(575)	—	23,339	24,437	(822)	—	23,615
Total 2014 Rule 144A convertible note	—	—	—	—	10,178	—	—	10,178
	$111,955	$(3,582)	$8,426	$116,799	$182,966	$(14,959)	$—	$168,007

Related Party Equity

See Note 6, "Stockholders' Deficit," for details of these related party equity transactions during the nine months ended September 30, 2020:
•Foris warrant exercises for cash
•Foris warrant exercise, common stock purchase and debt equitization
•January 2020 private placement, in which Foris purchased 5,226,481 shares of common stock
•June 2020 private placement, in which Foris and affiliated entities purchased 30,000 shares of Series E convertible preferred stock, which automatically converted into 9,999,999 shares of common stock in August 2020 after stockholders approved the conversion of the Series E convertible preferred stock and corresponding issuance of underlying common shares
•June 2020 private placement, in which Vivo Capital LLC and affiliated entities purchased 3,689,225 shares of common stock and 8,932.32 shares of Series E convertible preferred stock, which automatically converted into 2,977,442 shares of common stock in August 2020 after stockholders approved the conversion of the Series E convertible preferred stock and corresponding issuance of underlying common shares

Related Party Accounts Receivable, Unbilled Receivables and Accounts Payable

Related party accounts receivable, unbilled receivables and accounts payable were as follows:

(In thousands)	September 30, 2020	December 31, 2019
Accounts receivable - related party	$419	$3,868
Contract assets - related party	$1,203	$—
Contract assets, noncurrent - related party	$—	$1,203
Accounts payable	$5,789	$13,957

11. Stock-based Compensation

The Company’s stock option activity and related information for the nine months ended September 30, 2020 was as follows:

	Quantity of Stock Options	Weighted- average Exercise Price	Weighted-average Remaining Contractual Life, in Years	Aggregate Intrinsic Value, in Thousands
Outstanding - December 31, 2019	5,620,419	$10.27	7.8	$24
Granted	1,258,298	$3.76
Exercised	(5,227)	$2.99
Forfeited or expired	(301,787)	$39.38
Outstanding - September 30, 2020	6,571,703	$7.69	7.8	$50
Vested or expected to vest after September 30, 2020	6,024,158	$7.96	7.8	$46
Exercisable at September 30, 2020	1,440,934	$18.26	6.3	$4

The Company’s restricted stock units (RSUs) activity and related information for the nine months ended September 30, 2020 was as follows:

	Quantity of Restricted Stock Units	Weighted-average Grant-date Fair Value	Weighted-average Remaining Contractual Life, in Years
Outstanding - December 31, 2019	5,782,651	$4.77	1.7
Awarded	4,333,999	$3.74
Released	(1,830,077)	$4.88
Forfeited	(563,943)	$4.35
Outstanding - September 30, 2020	7,722,630	$4.19	1.6
Vested or expected to vest after September 30, 2020	7,060,040	$4.21	1.6

Stock-based compensation expense related to employee and non-employee options, RSUs and ESPP during the three and nine months ended September 30, 2020 and 2019 was allocated to research and development expense and sales, general and administrative expense as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2020	2019	2020	2019
Research and development	$928	$663	$2,774	$2,002
Sales, general and administrative	2,492	2,571	7,081	8,058
Total stock-based compensation expense	$3,420	$3,234	$9,855	$10,060

As of September 30, 2020, there was unrecognized compensation expense of $33.6 million related to stock options and RSUs. The Company expects to recognize this expense over a weighted-average period of 2.6 years.

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

12. Subsequent Events

The Company has evaluated subsequent events through the November 6, 2020 issuance of these condensed consolidated financial statements. No subsequent events have occurred that require disclosure.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and the related notes that appear elsewhere in this Quarterly Report on Form 10-Q. These discussions contain forward-looking statements reflecting our current expectations that involve risks and uncertainties which are subject to safe harbors under the Securities Act of 1933, as amended (the Securities Act), and the Securities Exchange Act of 1934 (the Exchange Act). These forward-looking statements include, but are not limited to, statements concerning our strategy of achieving a significant reduction in net cash outflows in 2020 and 2021, aspects of our future operations, our future financial position, expectations for our future revenues, margins and projected costs, expectations regarding demand and acceptance for our technologies and products, introductions of new products, growth opportunities and trends in the market in which we operate, prospects and plans and objectives of management. The words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “will,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those in the forward-looking statements, including, without limitation, the risks set forth in Part II, Item 1A, “Risk Factors” in this Quarterly Report on Form 10-Q, in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (the 2019 Form 10-K) and in our other filings with the Securities and Exchange Commission. We do not assume any obligation to update any forward-looking statements.

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

We believe that synthetic biology represents a third industrial revolution, bringing together biology and engineering to generate new, more sustainable materials to meet the growing global demand for bio-based replacements for petroleum-based and traditional animal- or plant-derived ingredients. We continue to build demand for our ingredients portfolio of products through a sales network provided by our commercial partners that represent leading companies for our target market sectors as well as via direct sales and distributors. We market our wholly owned Consumer brands in brick and mortar retail as well as through various ecommerce platforms. Via our collaboration model, our partners invest in the development of molecules that we bring from the lab to commercial-scale and use their extensive sales force to sell our ingredients and formulations to their customers as part of their core business. We capture long-term revenue both through the production and sale of the molecule to our partners and through royalty revenues from our partners' product sales to their customers.

We were founded in 2003 in the San Francisco Bay area by a group of scientists from the University of California, Berkeley. Our first major milestone came in 2005 when, through a grant from the Bill & Melinda Gates Foundation, we developed technology capable of creating microbial strains that produce artemisinic acid, a precursor of artemisinin, an effective anti-malarial drug. Building on our success with artemisinic acid, in 2007 we began applying our technology platform to develop, manufacture and sell sustainable alternatives to a broad range of markets. We focused our initial development efforts primarily on the production of Biofene®, our brand of renewable farnesene, a long-chain, branched hydrocarbon molecule that we manufacture through fermentation using engineered microbes. The commercialization of farnesene pushed us to create a more cost-efficient, faster and accurate development process in the lab and to drive manufacturing costs down. This investment has enabled our technology platform to rapidly develop microbial strains and commercialize target molecules. In 2014, we began manufacturing additional molecules for the Flavor & Fragrance industry; in 2015, we began investing to expand our capabilities to other small molecule chemical classes beyond terpenes via our collaboration with the Defense Advanced Research Projects Agency (DARPA); and in 2016, we expanded into proteins.

Several years ago, we made the strategic decision to transition our business model from collaborating and commercializing molecules in lower-margin mature markets to higher-margin specialty ingredients markets. We began the transition by first commercializing and supplying farnesene-derived squalane as a cosmetic ingredient sold to formulators and distributors. We also entered into collaboration and supply agreements for the development and commercialization of molecules within the Flavor & Fragrance and Clean Beauty markets where we utilize our strain generation technology to develop molecules that meet the customer’s rigorous specifications. During this transition, we solidified the business model of partnering with our customers to create sustainable, high-performing, low-cost molecules that replace an ingredient in their supply chain, commercially scale and manufacture those molecules, and share in the profits earned by our customers once our customer sells its product into these specialty markets. These three steps constitute our grants and collaborations revenues, renewable product revenues, and royalty revenues.

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

Also, in May 2019, we consummated a research, collaboration and license agreement with LAVVAN, Inc., a newly formed investment-backed company (Lavvan), for up to $300 million to develop, manufacture and commercialize cannabinoids. Under the Cannabinoid Agreement, we perform research and development activities and Lavvan is responsible for the commercialization of the cannabinoids developed. The Cannabinoid Agreement is being principally funded on a milestone basis, with Amyris also entitled to receive certain supplementary research and development funding from Lavvan. Additionally, the Cannabinoid Agreement provides for profit share to Amyris on Lavvan's gross profit margin once products are commercialized.

On April 24, 2020, the Food and Drug Administration (FDA) granted us full Over-the-Counter approval for product listing in the U.S. of our alcohol-based hand sanitizer. Sold through our PipetteTM brand, this hand sanitizer addresses critical public and institutional health needs during the current COVID-19 pandemic. We also became authorized to sell this hand sanitizer in Portugal and are currently pursuing additional authorizations in other European markets. The Company’s Reb M sweetener, PurecaneTM, achieved national approvals by the Columbian INVIMA Food Safety, Brazilian ANVISA and Health Canada Authorities on January 29, April 15, and April 17, 2020. Additionally, the product was authorized in Costa Rica on July 20, 2020. Each of these approvals allows for immediate distribution of Amyris’s sweetener product in these markets. On April 28, 2020, Amyris’s Aprinnova joint venture received new chemical approval for its hemisqualane ingredient by China's Ministry of Environment; this approval authorizes importation to supply China's cosmetic manufacturing industry. Finally, on May 5, 2020, our infant nutritional ingredient (known as HMO (2'-FL)), received validation by a medical Panel of Experts as Generally Recognized As Safe (“GRAS”), and we have submitted a petition for FDA GRAS approval of this ingredient.

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

All our non-government partnerships include commercial terms for the supply of molecules that we successfully upscale and produce at commercial volumes. The first molecule to generate revenue for us outside of farnesene was a fragrance molecule launched in 2015. Since the launch, the product has continued to grow in sales year over year. In 2016, we launched our second fragrance molecule and in 2017, we launched our third fragrance molecule as well as our first cosmetic active ingredient. Our partners for these molecules are indicating continued strong growth due to their cost advantaged position, high purity and sustainable production method. We are continuing to identify new opportunities to apply our technology and deliver sustainable access to key molecules. As a result, we have a pipeline that we believe can deliver two to three new molecules each year over the coming years with a flavor ingredient, a cosmetic active ingredient and a fragrance molecule. In 2019, we commercially produced and shipped our Reb M product that is a sweetener and sugar replacement for food and beverages.

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

Results of Operations

Revenue

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2020	2019	2020	2019
Revenue
Renewable products	$27,577	$17,363	$70,619	$41,367
Licenses and royalties	3,563	2,305	9,714	43,387
Grants and collaborations	3,118	15,285	13,060	27,267
Total revenue	$34,258	$34,953	$93,393	$112,021

Three months ended September 30, 2020

Total revenue decreased by 2% to $34.3 million for the three months ended September 30, 2020 compared to the same period in 2019. The decrease was the result of a $12.2 million decrease in grants and collaborations revenue, mostly offset by a $10.2 million increase in renewable products revenue and a $1.3 million increase in licenses and royalties revenue.

Renewable products revenue increased by 59% to $27.6 million for the three months ended September 30, 2020 compared to the same period in 2019, primarily driven by increased sales in our consumer product lines.

Licenses and royalties revenue increased by 55% to $3.6 million for the three months ended September 30, 2020 compared to the same period in 2019, due to product sales growth from our customer Firmenich.

Grants and collaborations revenue decreased by 80% to $3.1 million for the three months ended September 30, 2020 compared to the same period in 2019, due to no collaboration revenue in 2020 from Lavvan, and a substantial reduction in collaboration revenue in 2020 from Yifan.

Nine months ended September 30, 2020

Total revenue decreased by 17% to $93.4 million for the nine months ended September 30, 2020 compared to the same period in 2019. The decrease was comprised of a $33.7 million decrease in licenses and royalties revenue and a $14.2 million decrease in grants and collaborations revenue, partly offset by a $29.3 million increase in renewable products revenue. The nine months ended September 30, 2020 included one-off Vitamin E revenue of $3.8 million, and the nine months ended September 30, 2019 included one-off Vitamin E revenue of $40.3 million. Excluding Vitamin E, total revenue would have increased by 23% from $71.7 million in 2019 to $88.2 million in 2020.

Renewable products revenue increased by 71% to $70.6 million for the nine months ended September 30, 2020 compared to the same period in 2019, primarily driven by increased sales in our consumer product lines.

Licenses and royalties revenue decreased by 78% to $9.7 million for the nine months ended September 30, 2020 compared to the same period in 2019, primarily due to $40.3 million of royalty revenue in 2019 from DSM related to the assignment of a value sharing agreement.

Grants and collaborations revenue decreased by 52% to $13.1 million for the nine months ended September 30, 2020 compared to the same period in 2019, primarily due to no collaboration revenue in 2020 from Lavvan, and a reduction in grant revenue in 2020 from DARPA.

Costs and Operating Expenses

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2020	2019	2020	2019
Cost and operating expenses
Cost of products sold	$25,822	$20,654	$60,710	$53,482
Research and development	18,197	19,032	52,288	56,093
Sales, general and administrative	38,321	33,341	100,838	92,456
Total cost and operating expenses	$82,340	$73,027	$213,836	$202,031

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

Three months ended September 30, 2020

Cost of products sold increased by 25% to $25.8 million for the three months ended September 30, 2020 compared to the same period in 2019, primarily due to a 59% increase in product revenue. The significant improvement in gross profit margin was driven primarily by improved manufacturing efficiencies coupled with higher sales volumes across our consumer product lines. Also contributing to the improvement was a reduction in Reb M sweetener ingredient production costs.

Nine months ended September 30, 2020

Cost of products sold increased by 14% to $60.7 million for the nine months ended September 30, 2020 compared to the same period in 2019, primarily due to a 71% increase in product revenue. The significant improvement in gross profit margin was driven primarily by improved manufacturing efficiencies coupled with higher sales volumes across our consumer product lines and a reduction in Reb M sweetener ingredient production costs.

Research and Development Expenses

Three months ended September 30, 2020

Research and development expenses decreased by 4% to $18.2 million for the three months ended September 30, 2020 compared to the same period in 2019, primarily due to decreases in laboratory equipment and supplies expenses.

Nine months ended September 30, 2020

Research and development expenses decreased by 7% to $52.3 million for the nine months ended September 30, 2020 compared to the same period in 2019, primarily due to decreases in laboratory equipment and supplies expenses.

Sales, General and Administrative Expenses

Three months ended September 30, 2020

Sales, general and administrative expenses increased by 15% to $38.3 million for the three months ended September 30, 2020 compared to the same period in 2019, primarily due to increases in marketing and employee compensation costs related to our consumer product lines and $8.3 million of credit loss reserves recorded against one of our contract assets.

Nine months ended September 30, 2020

Sales, general and administrative expenses increased by 9% to $100.8 million for the nine months ended September 30, 2020 compared to the same period in 2019, primarily due to increases in marketing expense and employee compensation costs related to our consumer product lines and $8.3 million of credit loss reserves recorded against one of our contract assets, partly offset by reduced audit and legal fees.

Other Expense, Net

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2020	2019	2020	2019
Other income (expense):
Interest expense	(6,627)	(16,857)	(41,747)	(44,608)
Gain (loss) from change in fair value of derivative instruments	1,999	(398)	(6,498)	(2,437)
Gain (loss) from change in fair value of debt	34,360	(2,055)	2,908	(18,629)
Loss upon extinguishment of debt	(2,606)	(2,721)	(51,954)	(8,596)
Other income (expense), net	(49)	1,076	1,452	920
Total other expense, net	$27,077	$(20,955)	$(95,839)	$(73,350)

Three months ended September 30, 2020

Total other income, net was $27.1 million for the three months ended September 30, 2020, compared to total other expense, net of $21.0 million for the same period in 2019. The $48.0 million change was primarily due to a $36.4 million change from loss to gain from change in fair value of debt, and a $10.2 million decrease in interest expense. See Note 3, “Fair value Measurements” and Note 4, “Debt” in Part 1, Item 1 of this Form 10-Q for more information on the individual transactions giving rise to these charges in the three months ended September 30, 2020.

Nine months ended September 30, 2020

Total other expense, net was $95.8 million for the nine months ended September 30, 2020, compared to $73.4 million for the same period in 2019. The $22.5 million increase was primarily due to a $43.4 million increase in loss upon extinguishment of debt, partly offset by a $21.5 million change from loss to gain from change in fair value of debt. See Note 3, “Fair value Measurements” and Note 4, “Debt” in Part 1, Item 1 of this Form 10-Q for more information on the individual transactions giving rise to these charges in the nine months ended September 30, 2020.

Provision for Income Taxes

Three and nine months ended September 30, 2020

For the three and nine months ended September 30, 2020, we recorded provisions of $0.1 million and $0.3 million for income taxes related to accrued interest on uncertain tax positions. For the three and nine months ended September 30, 2019, the provision for income taxes was $0.5 million.

Liquidity and Capital Resources

(In thousands)	September 30, 2020	December 31, 2019
Working capital (working capital deficit)	$27,657	$(87,526)
Cash and cash equivalents	$38,280	$270
Debt and lease obligations	$195,619	$289,065
Accumulated deficit	$(1,977,075)	$(1,755,653)

	Nine Months Ended September 30,
(In thousands)	2020	2019
Net cash (used in) provided by:
Operating activities	$(165,813)	$(113,467)
Investing activities	$(9,619)	$(9,013)
Financing activities	$213,338	$78,742

Liquidity. We have incurred significant operating losses since our inception, and we expect to continue to incur losses and negative cash flows from operations for at least the next 12 months following the filing of this Quarterly Report on Form 10-Q.

As of September 30, 2020, we had working capital of $27.7 million (compared to negative working capital of $87.5 million as of December 31, 2019), and an accumulated deficit of $2.0 billion.

As of September 30, 2020, our outstanding debt principal (including related party debt) totaled $175.3 million, of which $36.2 million is classified as current. Our debt agreements contain various covenants, including certain restrictions on our business that could cause us to be at risk of defaults, such as restrictions on additional indebtedness, material adverse effect and cross default provisions. A failure to comply with the covenants and other provisions of our debt instruments, including any failure to make a payment when required, would generally result in events of default under such instruments, which could permit acceleration of a substantial portion of such indebtedness. If such indebtedness is accelerated, it would generally also constitute an event of default under our other outstanding indebtedness, permitting acceleration of a substantial portion of such other outstanding indebtedness. At December 31, 2019, we failed to meet certain covenants under several credit arrangements, including those associated with cross-default provisions, minimum liquidity and minimum asset coverage requirements. Further, at March 31, 2020, we failed to meet certain covenants and provisions under several credit arrangements, including those associated with cross-default provisions. In March 2020 and again in May 2020, most of these lenders provided permanent waivers to us for breaches of all past covenant violations and cross-default payment failures through May 8, 2020 under the respective credit agreements. We cured these defaults with the closing of the $200 million equity offering described below and the repayment of these past due amounts. As of September 30, 2020, we failed to achieve the minimum revenue thresholds under the Foris Convertible Note, Naxyris LSA and Senior Convertible Notes Due 2022, which are described in more detail in Note 4, “Debt”, Part 1, Item 1 of this Form 10-Q, and obtained a waiver from each of these lenders to cure the September 30, 2020 minimum revenue covenant violations. The minimum revenue threshold test is based on 4-quarters trailing revenue and has been significantly impacted by the elimination of a $37.5 million royalty from the measurement period that was recorded in April 2020 related to the DSM Value Sharing Agreement. See Note 9, “Revenue” for more information.

Beginning in May 2020 and continuing through June 2020, we executed a series of financial transactions to minimize cash outflows related to debt service payments and to increase operating cash. On May 1, 2020, we amended the Senior Convertible Notes Due 2022 to eliminate the monthly amortization payments and change the interest payment frequency from monthly to quarterly. On May 7, 2020, we received a $10 million Paycheck Protection Plan loan (PPP Loan). On June 1, 2020, we amended the Foris LSA to eliminate the quarterly principal payments and defer all interest payments until maturity on July 1, 2022, and to provide for the conversion of all outstanding indebtedness under the LSA at a $3.00 per share conversion price, which conversion was approved by our stockholders on August 14, 2020. Further, on June 1, 2020 and June 4, 2020, we entered into securities purchase agreements with investors for the private placement of an aggregate of $200 million of common and preferred stock, resulting in our receiving approximately $190 million of net proceeds. A portion of the proceeds from the offering was used to pay down approximately $37.1 million of debt principal (which included $10 million to repay the PPP Loan) and $6.1 million of accrued interest. Also, on June 2, 2020, Total Raffinage Chimie (Total) converted approximately $9.3 million of debt principal and accrued interest into common stock under the terms of the 2014 Rule 144A Convertible Note, further reducing our outstanding indebtedness. On August 10, 2020, we and Ginkgo Bioworks, Inc. (Ginkgo) entered into a Second Amendment to Promissory Note and Partnership Agreement to reduce the frequency of partnership payments from monthly to quarterly, in an aggregate amount of $2.1 million, and to defer an aggregate of $9.8 million in partnership payments to the end of the agreement in October 2022. See Note 4, “Debt.” for more information. As a result of closing the equity offering, making past due payments, converting the $9.1 million 2014 Rule 144A Convertible Note principal into equity, and executing amendments to the Foris LSA, the Senior Convertible Notes Due 2022, and the Ginkgo Note, we cured all payment defaults and other events of default, including cross-defaults under our various debt instruments as of June 30, 2020. Although we have been able to obtain waivers in the past for substantially all our prior defaults to date and were able to cure the existing minimum revenue covenant default, we may not be able to cure or obtain a waiver for any defaults in the future.

Further, our cash and cash equivalents of $38.3 million as of September 30, 2020 will not be sufficient to fund expected future negative cash flows from operations and cash debt service obligations through November 2021. These factors raise substantial doubt about our ability to continue as a going concern within one year after the date these condensed consolidated financial statements are issued. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our ability to continue as a going concern will depend, in large part, on our ability to eliminate or minimize the anticipated negative cash flows from operations during the 12 months from the date of this filing, and to either raise additional cash proceeds through financings or refinance the debt maturities that will occur in December 2020 and June 2021, all of which are uncertain and outside our control. Further, our operating plan for the remainder of 2020 contemplates (i) revenue growth from sales of existing and new products with positive gross margins, (ii) reduced production costs as a result of manufacturing and technical developments, (iii) reduced spending in general and administrative areas, (iv) continued cash inflows from collaborations and grants, and (v) the monetization of certain contractual assets. If we are unable to complete these actions, we expect to be unable to meet our operating cash flow needs and our obligations under our existing debt facilities over the next 12 months. This could result in an acceleration of our obligation to repay all amounts outstanding under those facilities, and we may be forced to obtain additional equity or debt financing, which may not occur timely or on reasonable terms, if at all, and/or liquidate assets. In such a scenario, the value received for assets in liquidation or dissolution could be significantly lower than the value reflected in these condensed consolidated financial statements.

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

We expect to fund operations for the foreseeable future with cash and investments currently on hand and cash inflows from collaborations, grants, product sales, licenses and royalties, and debt and equity financings. All our research and development collaboration milestone payments are subject to risks that we may not meet milestones. Our planned working capital and capital expenditure needs for the next 12 months are dependent on significant inflows of cash from renewable product sales, license and royalties and existing and new collaborations, as well as additional debt financing for the construction of our new specialty ingredients fermentation facility in Brazil.

Cash Flows during the Nine Months Ended September 30, 2020 and 2019

Cash Flows from Operating Activities

Our primary uses of cash from operating activities are costs related to the production and sale of our products and personnel-related expenditures, offset by cash received from renewable product sales, licenses and royalties, and grants and collaborations.

For the nine months ended September 30, 2020, net cash used in operating activities was $165.8 million, consisting primarily of a $217.6 million net loss, partially offset by $97.9 million of non-cash adjustments that were primarily comprised of a $52.0 million loss upon extinguishment of debt, $10.5 million of non-cash interest expense, $9.9 million of stock-based compensation expense, an $8.3 million credit loss, and a $6.5 million loss from change in fair value of derivative instruments. Additionally, there was a $46.1 million net increase in working capital.

For the nine months ended September 30, 2019, net cash used in operating activities was $113.5 million, consisting of a $163.9 million net loss, partially offset by $68.7 million of favorable non-cash adjustments, and a $18.3 million increase in working capital. The non-cash adjustments were primarily comprised of an $18.6 million loss from change in fair value of debt, $10.2 million of amortization of right-of-use assets under operating leases, $10.1 million of stock-based compensation expense, and $9.7 million of debt discount accretion.

Cash Flows from Investing Activities

For the nine months ended September 30, 2020 and September 30, 2019, net cash used in investing activities was $9.6 million, and $9.0 million, respectively, comprised of property, plant and equipment purchases.

Cash Flows from Financing Activities

For the nine months ended September 30, 2020, net cash provided by financing activities was $213.3 million, primarily comprised of $247.4 million of net proceeds from common and preferred stock issuances and $15.3 million of net proceeds from debt issuance, partly offset by $46.8 million of debt principal payments.

For the nine months ended September 30, 2019, net cash provided by financing activities was $78.7 million, primarily comprised of $53.6 million of net proceeds from common stock issuances and $89.2 million of net proceeds from debt issuance, partly offset by $63.7 million of debt principal payments.

Off-Balance Sheet Arrangements

At September 30, 2020, we did not have any material off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

Contractual Obligations

The following is a summary of our contractual obligations as of September 30, 2020:

Payable by year ending December 31, (In thousands)	Total	2020	2021	2022	2023	2024	Thereafter
Principal payments on debt	$175,296	$5,133	$56,174	$99,235	$12,793	$307	$1,654
Interest payments on debt(1)	32,646	2,734	13,449	16,050	106	91	216
Financing leases	5,654	1,086	4,568	—	—	—	—
Operating leases	20,570	1,960	7,480	7,657	3,322	151	—
Partnership payment obligation	11,578	292	878	10,408	—	—	—
Contract termination fee	3,973	3,973	—	—	—	—	—
Total	$249,717	$15,178	$82,549	$133,350	$16,221	$549	$1,870
____________________
(1)Fixed and variable interest rates are described in Note 4, "Debt" in Part II, Item 8 of the 2019 Form 10-K. Future interest payments shown above for variable-rate debt instruments are measured on the basis of interest rates for such instruments as of September 30, 2020. The fixed interest rates are more fully described in Note 4, "Debt" in Part II, Item 8 of the 2019 Form 10-K.

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

Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of September 30, 2020. This conclusion was based on the material weaknesses in our internal control over financial reporting described in Part II, Item 9A, “Controls and Procedures” of our 2019 Form 10-K. The material weaknesses have not been remediated as of September 30, 2020.

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

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended September 30, 2020, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II
ITEM 1. LEGAL PROCEEDINGS

On April 3, 2019, a securities class action complaint was filed against Amyris and our CEO, John G. Melo, and former CFO (and current Chief Business Officer), Kathleen Valiasek, in the U.S. District Court for the Northern District of California. The complaint seeks unspecified damages on behalf of a purported class that would comprise all persons and entities that purchased or otherwise acquired our securities between March 15, 2018 and March 19, 2019. The complaint, which was amended by the lead plaintiff on September 13, 2019, alleges securities law violations based on statements and omissions made by the Company during such period. On October 25, 2019, the defendants filed a motion to dismiss the securities class action complaint, which was denied by the court on October 5, 2020. The Company filed its answer to the securities class action complaint on October 26, 2020. Subsequent to the filing of the securities class action complaint described above, on June 21, 2019 and October 1, 2019, respectively, two separate purported shareholder derivative complaints were filed in the U.S. District Court for the Northern District of California (Bonner v. Doerr, et al., and Carlson v. Doerr, et al.) based on similar allegations to those made in the securities class action complaint described above and naming the Company, and certain of the Company’s current and former officers and directors, as defendants. The derivative lawsuits sought to recover, on the Company’s behalf, unspecified damages purportedly sustained by the Company in connection with allegedly misleading statements and omissions made in connection with the Company’s securities filings. The derivative lawsuits were dismissed on October 18, 2019 (Bonner) and December 10, 2019 (Carlson), without prejudice. We believe the securities class action complaint lacks merit, and intend to continue to defend ourselves vigorously. Given the early stage of these proceedings, it is not yet possible to reliably determine any potential liability that could result from these matters.

On July 24, 2020, a securities class action complaint was filed against Amyris and the members of our Board in the Court of Chancery of the State of Delaware (Flatischler v. Melo, et. al.). The complaint alleged a breach of fiduciary obligation to disclose material information to stockholders in the proxy statement filed with the Securities and Exchange Commission on July 6, 2020 (Proxy), with respect to the Company’s special stockholders’ meeting held on August 14, 2020 (Special Meeting), at which stockholders were to vote to approve the conversion of all outstanding indebtedness under the Foris Convertible Note and of our Series E Preferred Stock issued in the June 2020 PIPE into shares of common stock, in accordance with Nasdaq Listing Standard Rule 5635(d). See Note 4, “Debt,” “Amendment No. 1 to Foris LSA — Foris, Related Party,” and Note 6, “Stockholders’ Deficit,” “June 2020 PIPE,” and “Series E Convertible Preferred Stock and Amendment to Articles of Incorporation or Bylaws” in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information. The plaintiffs sought to enjoin the Special Meeting. On August 6, 2020, the plaintiffs withdrew their complaint as moot following the Company’s filing of a supplement to the Proxy on August 5, 2020. The Proxy supplement provided additional information regarding the approval process of the LSA Amendment and the June 2020 PIPE, and the relationships between the Company and its financial advisors to the June 2020 PIPE. The plaintiffs currently seek an amount for their attorney’s fees and certain legal expenses related to filing the complaint, which the parties are negotiating. Three substantially similar complaints were filed: one on July 28, 2020, in the United States District Court of Delaware (Sabatini v. Amyris, Inc.); one on July 31, 2020, in the Northern District of California (Nair v. Amyris); and another on August 4, 2020, in the Southern District of New York (Chamorro v. Amyris). Amyris answered the Chamorro case on October 19, 2020. The Sabatini and Nair cases were voluntarily dismissed by the plaintiffs on October 8, and October 22, 2020, respectively. For this matter, as of September 30, 2020, the Company has accrued a liability for the plaintiffs’ legal fees and expenses, which are not material.

On September 10, 2020, LAVVAN, Inc. (Lavvan) filed a suit against the Company in the United States District Court for the Southern District of New York alleging breach of contract, patent infringement, and trade secret misappropriation in connection with that certain Research, Collaboration and License Agreement between Lavvan and Amyris, dated March 18, 2019, as amended (Cannabinoid Agreement). Amyris filed motions to compel arbitration or to dismiss on October 2, 2020. On October 30, Lavvan filed its opposition to our motions. We believe the suit lacks merit and intend to continue to defend ourselves vigorously. Given the early stage of these proceedings, it is not yet possible to reliably determine any potential liability that could result therefrom.

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

On May 18, 2020, the health department of Alameda County, California (the County) revised its March 17, 2020 shelter-in-place order covering our corporate headquarters, primary research and development laboratories and employees. The order is in effect indefinitely, and has been amended in its scope on personal and business activities numerous times through October 23, 2020. In order to maintain our facilities, support ongoing critical production campaigns, and provide information to facilitate our employees working from home, we are currently conducting our operations in compliance with local county guidelines. Accordingly, we have instituted policies for those of our employees working on-site such as limiting the number of non-laboratory staff at our facilities, temperature and symptom confirmations, mandatory wearing of masks, and social distancing. As the COVID-19 pandemic continues to evolve, we may experience disruptions that could severely impact our financial condition, financial controls, business operations, research and development processes, manufacturing, commercialization and other activities, including:

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

The full extent to which the COVID-19 pandemic impacts our business, financial condition, financial controls or results of operations will depend on future developments, which are highly uncertain and cannot be accurately predicted. New information may emerge concerning the severity of the COVID-19 pandemic and the actions to contain the pandemic or treat COVID-19, such as the ultimate geographic spread of the disease, the duration of the pandemic, continued travel restrictions and social distancing, business closures or disruptions as well as the effectiveness of actions taken to contain or treat COVID-19, in the United States and other countries. The COVID-19 pandemic could also result in social, political, economic, and labor instability in the countries in which we, or third parties with whom we engage, operate.

To the extent the COVID-19 pandemic adversely affects our business and financial results, it may also have the effect of impacting other risks described in Part I, Item 1A, "Risk Factors" in our 2019 Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

See Note 4, “Debt” and Note 6, “Stockholders’ Deficit,” in Part I, Item 1 of this Quarterly Report on Form 10-Q for information regarding unregistered sales of equity securities during the nine months ended September 30, 2020.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Description	Incorporation by Reference
		Form	File No.	Exhibit	Filing Date	Filed Herewith
10.01	Second Amendment to Promissory Note and Partnership Agreement, dated August 10, 2020, between registrant and Ginkgo Bioworks, Inc.					x
31.01	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(c) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					x
31.02	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(c) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					x
32.01[a]	Certification of Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					x
32.02[a]	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					x
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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
November 6, 2020

By:	/s/ Han Kieftenbeld
Han Kieftenbeld
Chief Financial Officer (Principal Financial Officer)
November 6, 2020