Form 10-K
period 2020-12-31
AMYRIS, INC.
filed 2021-03-05
CIK 1365916

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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

(510) 450-0761
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value per share	AMRS	The Nasdaq Stock Market LLC Nasdaq Global Select Market
Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes ☒  No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐   No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒   No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒   No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐ Accelerated filer ☒ Non-accelerated filer ☐ Smaller reporting company ☒ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐   No ☒
The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of June 30, 2020, the last business day of the registrant's most recently completed second fiscal quarter, was $516.7 million based upon the closing price of the registrant’s common stock reported for such date on the Nasdaq Global Select Market.
Number of shares of the registrant’s common stock outstanding as of February 28, 2021: 263,920,258

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement to be filed for its 2021 Annual Meeting of Stockholders are incorporated by reference into Part III hereof. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the end of the fiscal year covered by this Annual Report on Form 10-K.

AMYRIS, INC.

FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2020

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

PART I

ITEM 1. BUSINESS

Overview

As a leading synthetic biotechnology company active in the Clean Health and Beauty markets through our consumer brands and a top supplier of sustainable and natural ingredients, we apply our proprietary Lab-to-Market biotechnology platform to engineer, manufacture and market high performance, natural and sustainably sourced products. We do so with the use of computational tools, strain construction tools, screening and analytics tools, and advanced lab automation and data integration. Our biotechnology platform enables us to rapidly engineer microbes and use them as catalysts to metabolize renewable, plant-sourced sugars into high-value ingredients that we manufacture at industrial scale. Through the combination of our biotechnology platform and our industrial fermentation process, we have successfully developed, produced and commercialized thirteen distinct molecules used in formulations by thousands of leading global brands.

We believe that synthetic biology represents a third industrial revolution, bringing together biology and engineering to generate new, more sustainable materials to meet the growing global demand for bio-based replacements of petroleum-based and traditional animal- or plant-derived ingredients. We continue to generate demand for our current portfolio of products through an extensive go-to-market network provided by our partners that are the leading companies in our target markets. Via our partnership model, our partners invest in the development of molecules to take it from the lab to commercial scale and use their extensive marketing and sales capabilities to sell our ingredients and formulations to their customers. We capture long-term revenue both through the production and sale of our molecules to our partners and through royalty revenues from our partners' product sales to their customers. We have also successfully formulated our unique, natural and sustainably-sourced ingredients into wholly-owned consumer brands, including Biossance® our clean beauty skincare brand, Pipette®, our baby and mother care brand, and PurecaneTM, our alternative sweetener brand. We are marketing our brands directly to consumers via our ecommerce platforms, in brick-and-mortar stores, and online via various retail partners.

We were founded in 2003 in the San Francisco Bay area by a group of scientists from the University of California, Berkeley. Through a grant in 2005 from the Bill & Melinda Gates Foundation, we developed technology capable of creating microbial strains that produce artemisinic acid, a precursor of artemisinin, an anti-malarial drug.

We produced a renewable farnesene brand, Biofene®, a long-chain, branched hydrocarbon molecule that we manufacture through fermentation using engineered microbes. Our farnesene derivatives are sold in hundreds of products as nutraceuticals, skincare products, fragrances, solvents, polymers, and lubricant ingredients. In 2014, we began manufacturing additional molecules for the Flavor & Fragrance industry; in 2015, we began investing to expand our capabilities to other small molecule chemical classes via our collaboration with the Defense Advanced Research Projects Agency (DARPA); and in 2016, we expanded into proteins. We then made the strategic decision to transition our business model from low margin commodity markets to higher margin specialty ingredients markets. We began the transition by first commercializing and supplying farnesene-derived squalane as a cosmetic ingredient to formulators and distributors. We also entered into collaboration and supply agreements for the development and commercialization of molecules within the Flavor & Fragrance and Clean Beauty markets. We partner with our customers to create sustainable, high performing, low-cost molecules that replace an ingredient in their supply chains. We commercially scale and manufacture those molecules. Our revenue is generated from research and development collaboration programs, grants, renewable product sales, and license and royalty revenues from our renewable product portfolios.

All of our non-government partnerships include commercial terms for the supply of molecules we produce at commercial scale. The first molecule to generate revenue for us outside of farnesene was a fragrance molecule launched in 2015. Since the launch, this and additional fragrance molecules have continued to generate sales year over year. Our partners for these molecules are indicating continued strong growth due to their cost advantaged position, high purity of our molecules and our sustainable production method. In 2019, we commercially produced and shipped our Reb M product that is an alternative sweetener and sugar replacement for food and beverages. In 2020, we added a total of six new ingredients to our portfolio. We have a pipeline that can deliver an estimated two to three new molecules each year over the coming years.

Our time to market for molecules has decreased from seven years to less than a year for our most recent molecule, mainly due to our ability to leverage our biotechnology platform with proprietary computational tools, strain construction tools, screening and analytics tools, and advanced lab automation and data integration. Our state-of-the-art infrastructure includes industry-leading strain engineering and lab automation located in Emeryville, California, pilot-scale production facilities in Emeryville, California and Campinas, Brazil, a demonstration-scale facility in Campinas, Brazil and a commercial scale production facility in Leland, North Carolina (owned and operated by our Aprinnova joint venture). We are able to use a wide variety of feedstocks for production but have focused on sourcing Brazilian sugarcane for our large-scale production because of its renewability, low cost and relative price stability. We are constructing a new purpose-built, large-scale specialty ingredients facility in Brazil, which we anticipate will allow for the manufacture of up to five products concurrently, including both our specialty ingredients portfolio and our alternative sweetener product. In September 2019, we obtained the necessary permits and broke ground for this facility, and we expect construction to be completed by the end of 2021. During construction, we continue to manufacture our products at manufacturing sites in Brazil, the U.S. and Europe.

In 2017, we decided to monetize the use of one of our lower margin molecules, farnesene, in certain fields of use while retaining any associated royalties. We began discussions with our partners and ultimately made the decision to license farnesene to Koninklijke DSM N.V. (DSM) for use in these fields. We also sold to DSM our subsidiary Amyris Brasil Ltda. (Amyris Brasil), which owned and operated the purpose-built, large-scale manufacturing facility in Brotas, Brazil that manufactures farnesene, a key, bio-based intermediate ingredient in certain of our products.

The Brotas facility was built to batch manufacture one commodity product at a time (originally for high-volume production of biofuels, a business we have exited), which is not suited for the high margin specialty markets in which we operate today. We are in the process of constructing a new purpose-built, large-scale production facility in Brazil (see the Manufacturing section below). As part of the December 2017 sale of the Brotas facility, we contracted with DSM for the use of the Brotas facility to manufacture products to fulfill our product supply commitments to our customers until our new production facility becomes operational. In September 2019, we obtained the necessary permits and broke ground on our new Brazil plant. We expect facility construction to be completed by the end of 2021. During construction, we continue to manufacture our products at contract manufacturing sites in Brazil, the U.S. and Europe.

In the second quarter of 2018, we successfully demonstrated our industrial process at full-scale to produce a high-purity, zero calorie sweetener derived from sugarcane, and in December 2018, we received notification from the U.S. Food and Drug Administration (the FDA) that we received its "Generally Recognized As Safe" (GRAS) designation concurrence, and began producing commercial quantities of Steviol Glycoside Rebaudioside M (or Reb M) during the fourth quarter of 2018. When derived from the Stevia plant, Reb M is found in very limited quantities. The Reb M we produce from sugarcane is more sustainable and lower cost than other natural sweeteners and has a technical profile that we believe is advantaged in taste and total process economics for blends and formulations.

In the second quarter of 2018, we executed an agreement for a significant project consortium in Europe with the Universidade Católica Portuguesa (UCP) Porto Campus and AICEP Portugal Global (AICEP). UCP is a university system, including the leading biotech school in Portugal, and operates 15 research centers. AICEP is an independent public entity of the Government of Portugal, focused in encouraging foreign companies to invest in Portugal. In conjunction with this agreement, we opened a subsidiary in Porto, Portugal with the primary purpose to conduct a research and development project together with Escola Superior de Biotecnologia o Universidade Católica Portuguese. This subsidiary is the second R&D center of Amyris and responsible for certain areas of research, namely valorization of fermentation residues and wastes and the advancement of the Company's Artificial Intelligence (AI) and Informatics platform. The overall multi-year project is valued up to approximately $50 million including investment funding and incentives allotted across the parties involved. We have sole responsibility for commercialization and majority ownership of all intellectual property (IP) generated. We believe this is the largest biotechnology grant ever awarded in Portugal and one of the largest ever approved by the AICEP for commercial applications.

In the third quarter of 2018, we entered into a license and collaboration agreement with a subsidiary of Yifan Pharmaceutical Co., Ltd. (Yifan), which is one of the leading Chinese pharmaceutical companies. Such license and collaboration agreement was expanded in November 2018 and again in December 2019.

In May 2019, we consummated a research, collaboration and license agreement (the Cannabinoid Agreement) with LAVVAN, Inc., a newly formed investment-backed company (Lavvan), for the development, manufacture and commercialization of cannabinoids. Under the agreement, the Company will perform research and development activities and Lavvan will be responsible for the commercialization of the cannabinoids developed under the agreement. The Cannabinoid Agreement funding is on a milestone basis, with the Company also entitled to receive certain supplementary research and development funding from Lavvan. The agreement provided aggregate funding of up to $300 million over the term of the Cannabinoid Agreement if all of the milestones are achieved. Additionally, the agreement provides for royalties to the Company on Lavvan's gross profit margin once products are commercialized. Consummation of the transactions contemplated by the Cannabinoid Agreement included the formation of a special purpose entity to hold certain intellectual property created during the collaboration (the Cannabinoid Collaboration IP), the licensing of certain Company intellectual property to Lavvan, the licensing of the Cannabinoid Collaboration IP to the Company and Lavvan, and the granting by the Company to Lavvan of a lien on our background intellectual property being licensed to Lavvan under the Cannabinoid Agreement, which would be subordinated to the lien on such intellectual property under the Foris LSA debt facility; see Note 4, “Debt” in Part II, Item 8 of this Annual Report on Form 10-K for more information. On September 10, 2020, Lavvan filed a suit against the Company in the United States District Court for the Southern District of New York alleging breach of contract, patent infringement, and trade secret misappropriation in connection with that certain Research, Collaboration and License Agreement between Lavvan and Amyris, dated March 18, 2019, as amended (Cannabinoid Agreement). Amyris filed motions to compel arbitration or to dismiss on October 2, 2020. On October 30, Lavvan filed its opposition to the motions and the Company filed its reply to such opposition on November 13, 2020. The Company believes the suit lacks merit and intends to continue to defend itself vigorously. Given the early stage of these proceedings, it is not yet possible to reliably determine any potential liability that could result therefrom. See Note 9, “Commitments and Contingencies” in Part II, Item 8 of this Annual Report on Form 10-K for more information.

Going Concern

The Company has incurred operating losses since its inception and expects to continue to incur losses and negative cash flows from operations over the course of at least the next 12 months following the issuance of our consolidated financial statements. As of December 31, 2020, the Company had negative working capital of $16.5 million (compared to negative working capital of $87.5 million as of December 31, 2019), and an accumulated deficit of $2.1 billion.

As of December 31, 2020, the Company's outstanding debt principal (including related party debt) totaled $170.5 million, of which $56.5 million is classified as current. The Company's debt agreements contain various covenants, including certain restrictions on the Company's business that could cause the Company to be at risk of defaults, such as restrictions on additional indebtedness, material adverse effect and cross default provisions. A failure to comply with the covenants and other provisions of the Company’s debt instruments, including any failure to make a payment when required, would generally result in events of default under such instruments, which could permit acceleration of a substantial portion of such indebtedness. If such indebtedness is accelerated, it would generally also constitute an event of default under the Company’s other outstanding indebtedness, permitting acceleration of a substantial portion of such other outstanding indebtedness. Throughout the first half of 2020, the Company failed to meet certain covenants under several credit arrangements, including those associated with cross-default provisions, minimum liquidity and minimum asset coverage requirements and certain scheduled payments. Most of these lenders provided waivers to the Company for breaches of all past covenant violations and cross-default payment failures, under the respective credit agreements or extended payment deadlines through May 31, 2020.

Beginning in May 2020 and continuing through June 2020, the Company executed a series of financial transactions for general corporate purposes, including debt servicing payments. On May 1, 2020, the Company amended the Senior Convertible Notes to eliminate the monthly amortization payments and change the interest payment frequency from monthly to quarterly. On June 1, 2020, the Company amended the Foris LSA to eliminate the quarterly principal payments and defer all interest payments until maturity on July 1, 2022, and to provide for the conversion of all outstanding indebtedness under the LSA at a $3.00 per share conversion price, which conversion was approved by the Company’s stockholders on August 14, 2020. Further, on June 1, 2020 and June 4, 2020, the Company entered into securities purchase agreements with investors for the private placement of an aggregate of $200 million of common and preferred stock, resulting in the Company receiving approximately $190 million of net proceeds. A portion of the proceeds from the offering was used to pay down approximately $37.1 million of debt principal and $6.1 million of accrued interest. Also, on June 2, 2020, Total Raffinage Chimie (Total) converted approximately $9.3 million of debt principal and accrued interest into common stock under the terms of the 2014 Rule 144A Convertible Note, further reducing the Company’s outstanding indebtedness. On August 10, 2020, the Company and Ginkgo Bioworks, Inc. (Ginkgo) entered into a Second Amendment to Promissory Note and Partnership Agreement to reduce the frequency of partnership payments from monthly to quarterly, in an aggregate amount of $2.1 million, and to defer an aggregate of $9.8 million in partnership payments to the end of the agreement in October 2022. See Note 4, “Debt” for more information. As a result of closing the equity offering, making past due payments, converting the $9.1 million 2014 Rule 144A Convertible Note principal into equity, and executing amendments to the Foris LSA, the Senior Convertible Notes, and the Ginkgo Note, the Company cured all payment defaults and other events of default, including cross-defaults under the Company’s various debt instruments as of December 31, 2020.

Further, the Company's cash and cash equivalents of $30.2 million as of December 31, 2020 is not expected to be sufficient to fund expected cash flow requirements from operations and cash debt service obligations through March 2022. The Company has previously announced strategic transactions which are expected to generate substantial cash during 2021 and beyond. Solely based on cash from operations, there is doubt about the Company’s ability to continue as a going concern within one year after the date our consolidated financial statements are issued. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company's ability to continue as a going concern will depend, in large part, on its ability to eliminate or minimize the anticipated negative cash flows from operations during the 12 months from the date of this filing and to either raise additional cash proceeds through strategic transactions, financings or refinance the debt maturities occurring in June 2021 ($10 million as of the date of this filing), all of which are uncertain and outside the control of the Company. Further, the Company's operating plan for the next 12 months contemplates (i) revenue growth from sales of existing and new products with positive gross margins, (ii) reduced production costs as a result of manufacturing and technical developments, (iii) the monetization of certain assets, (iv) continued cash inflows from collaboration and grants and licenses and royalties and (v) lower debt servicing expense. If the Company is unable to complete these actions, it may be unable to meet its operating cash flow needs and its obligations under its existing debt facilities over the next 12 months. This could result in an acceleration of its obligation to repay all amounts outstanding under those facilities, and the Company may be forced to obtain additional equity or debt financing, which may not occur timely or on reasonable terms, if at all, and/or liquidate its assets.

Technology

We have developed innovative microbial engineering and screening technologies that allow us to transform the way microbes metabolize sugars. Specifically, we engineer microbes, such as yeast, and use them as catalysts to convert sugar, through fermentation, into high-value molecules. In 2015, we were awarded a technology investment agreement with DARPA to expand the capabilities of our technology platform. The investment has resulted in accelerating the integration of our platform with artificial intelligence that will speed up the development and commercialization of small molecules across 15 different chemical classes. We have also developed our technology to be able to produce large molecules, such as proteins.

We devote substantial resources to our research and development efforts. We have invested more than $750 million to date in our research and development capabilities that has resulted in an almost 6x improvement in speed to market and in the scale-up of nine successful molecules. These achievements are due to the leading strain engineering and upscaling and commercialization capabilities we have developed from our investment.

Strain Engineering

Companies and researchers around the world are continuously learning how the complex biological processes in organisms work. Because there is so much that is still unknown, the best method for development of commercially viable strains is to test as many hypotheses as accurately and quickly as possible to accelerate the learning curve.

We have developed a high-throughput strain engineering system that is currently capable of producing and screening more than 600,000 yeast strain candidates per month, which enables us to achieve an approximately 90% lower cost per strain than we achieved in 2009. We generated more than 520,000 unique strains in 2020, and over 8.3 million unique strains since our inception, with each strain testing for improved production of the target molecules. In addition, through our lab-scale and pilot-plant fermentation operations, and our proprietary analytical tools, we are now able to predict, with high reliability, the performance of candidate strains at industrial scale.

Upscaling and Commercialization

The most challenging parts of commercializing biotechnology are often the scale up and manufacturing phases due to the unpredictability of biotechnology at different scales. We have built scale-up and manufacturing capabilities to our advantage by heavily investing in prediction models and analytics to quickly ascertain how a strain’s behavior at one scale will translate to another scale. We have successfully scaled-up and commercially manufactured thirteen distinct molecules used by thousands of leading global brands. Our capabilities advantage results in accelerated speed to market, lower overall development costs, and a significantly lower risk profile for any project we undertake.

A strain must be improved to increase the level of efficiency of production and tested for performance in pilot-scale facilities before it is implemented at commercial scale manufacturing facilities. Our unique infrastructure to support this scale-up process includes lab-scale fermentors (0.25 to 2 liter), operating pilot plants in our facilities in Emeryville, California, which operates a 1000-liter and multiple 300-liter fermentors, and Campinas, Brazil, which operates 300- and 2,000-liter fermentors, and five years’ experience owning and operating the 1,200,000-liter production facility in Brotas, Brazil that we sold in late 2017. Each of these stages mimic the conditions found in larger-scale fermentation so that our findings may translate predictably from lab-scale to pilot and ultimately to commercial scale.

We have developed a world-class manufacturing team which has successfully brought online a production facility and scaled up and manufactured molecules at commercial scale that are currently used in thousands of consumer goods products around the world. Our effort also expands into continued strain and process improvements to ensure our manufacturing is robust and cost advantaged.

Product Markets and Partnerships

There are three market areas that are our primary focus and key to our growth: Health & Wellness, Clean Beauty and Flavor & Fragrance. Each of these markets embodies our core competencies of sustainably providing clean ingredients in markets where we can be the most impactful, not just from a growth and revenue standpoint, but also for healthier living.

We believe that our leadership in biotechnology is demonstrated by collaboration partners, who come to us to access our platform and industrial fermentation expertise. Together we seek to reduce environmental impact, enhance performance, reduce supply and price volatility, and improve product cost. Our partners include Flavor & Fragrance companies such as Firmenich S.A. (Firmenich) and Givaudan International, SA (Givaudan), and nutrition companies such as DSM and Yifan. A portion of our work has also been funded by the U.S. government, including the Department of Energy (DOE) and DARPA, to develop technologies and processes capable of improving the ability to utilize biotechnology for the production of a broader range of molecules.

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

In late 2018, we began to produce at commercial scale an alternative, healthier sweetener. We introduced this ingredient, our Reb M product, to the public in December 2018. In 2019, we ran two production campaigns that resulted in feedback that our Reb M product is distinguished by one of the best-tasting profiles in the industry to date. We sold out the production from our campaigns. By the end of 2019 we also introduced our direct-to-consumer sweetener brand: Purecane. We currently offer Purecane for table-top and culinary applications through our own website: www.purecane.com and on Amazon.

Flavor & Fragrance Markets

Our technology enables us to cost-effectively produce natural oils and aroma chemicals that are commonly used in the Flavor & Fragrance market. Many of the natural ingredients used in the Flavor & Fragrance market are expensive due to limited supply and the synthetic alternatives requiring complex chemical conversions. We offer Flavor & Fragrance companies a natural route to procure these high-value ingredients without sacrificing cost or quality. To date, we have successfully brought multiple Flavor & Fragrance ingredients to market with our collaboration partners. We also have several other ingredients under development.

In 2014, we completed the first production campaign for our first Flavor & Fragrance ingredient for a range of applications, from perfumes to laundry detergent, which is marketed by a collaboration partner and global Flavor & Fragrance leader. In late 2015, we commenced production of our second Flavor & Fragrance ingredient to the same collaboration partner. During 2019, we added two new Flavor & Fragrance molecules to our list of successfully scaled products, and we shipped seven compounds destined for the Flavor & Fragrance market (including compounds converted by our partners to Flavor & Fragrance ingredients) to our partners. Finally, in 2020 we introduced our tenth ingredient, a leading natural flavor, and completed successful production campaigns in the third quarter.

We continue to work to develop and commercialize a variety of Flavor & Fragrance ingredients that are either direct fermentation products or derivatives of fermentation products.

Clean Beauty

Our Clean Beauty focus includes clean skincare and cosmetic ingredients we develop and commercialize with our partners and our branded Biossance skincare and Pipette baby and mother care product lines. We have several cosmetic ingredients currently under development and plan to launch four additional brands in 2021. Our Biossance and Pipette products are discussed further in the Amyris-branded Product Markets section below.

Amyris-branded Product Markets

Through basic chemical finishing steps, we are able to convert our farnesene into squalane, which is used today as a premium emollient in clean skincare products. We believe that our squalane offers performance attributes equal or superior to those of squalane derived from conventional sources. The ingredient traditionally has been manufactured from olive oil or extracted from deep-sea shark liver oil, which requires that the shark be killed in order to harvest its liver oil. The relatively high price and unstable supply of squalane in the past meant that its use was generally limited to luxury products or small quantities in mass-market product formulations. With our ability to produce a reliable supply of low-cost squalane that eliminates the need to harvest shark liver oil, we offer this ingredient at a price that we believe will drive adoption by formulators. In addition to squalane, we offer a second, lower-cost cosmetic ingredient, hemisqualane, for the cosmetics market. Our joint venture with Nikko Chemicals Co., Ltd. (Nikko) currently has supply agreements with several regional distributors, including those with locations in Japan, South Korea, Europe, Brazil and North America, and, in some cases, directly with cosmetics formulators, which we transferred to the joint venture during the formation process. See below under “Joint Venture” for more information regarding our Aprinnova joint venture.

Our consumer clean skincare products, sold under our Biossance brand, feature our Biofene-derived squalane. Under our Biossance brand, we market and sell our products directly to retailers and consumers. Biossance was initially sold solely through our ecommerce branded website. In February 2017, we launched a full squalane-based consumer cosmetic line at participating Sephora stores and Sephora online. All of the products are based on our commitment to No Compromise®. Since the launch of Biossance, sales have grown, and with Sephora’s partnership, we continued to expand to more stores through 2020.

We launched a clean beauty brand, Pipette, in September 2019 with an initial offering of seven products developed for babies and moms to support and nurture the skin. Currently, the brand offers nine unique products.

Pipette is available for purchase at Pipettebaby.com, buybuyBABY.com, Amazon.com, Target.com, Walmart.com, and Dermstore.com, in-store exclusively at buybuy BABY® stores nationwide, and at our own direct website. The brand is seeking further expansion through online and brick-and-mortar retailers.

Manufacturing

Until December 2017, we owned and operated a purpose-built, large-scale production facility located in Brotas, Brazil. In December 2017, we sold the facility to a unit of DSM and entered into a supply agreement with DSM for us to purchase output from the facility.

In September 2019, we obtained the necessary permits and broke ground on a new Brazil plant. We expect facility construction to be completed by the end of 2021 with production commencing during the first quarter of 2022. This facility will allow us to manufacture up to five products concurrently, including both our specialty ingredients portfolio and our alternative sweetener product. During construction, we are manufacturing our products at contract manufacturing sites in Brazil, the U.S. and Europe.

For many of our products, we perform additional distillation or chemical finishing steps to convert initial target molecules into other finished products, such as renewable squalane. We have agreements with several facilities in the U.S. and Brazil to perform these downstream steps for such products. We also have a manufacturing facility in Leland, North Carolina through Aprinnova, our joint venture with Nikko, to convert our Biofene into squalane and other final products. See below under "Joint Venture" for more information regarding our Aprinnova joint venture.

Joint Venture

Aprinnova, LLC

In December 2016, Amyris, Nikko Chemicals Co., Ltd., an existing commercial partner of the Company, and Nippon Surfactant Industries Co., Ltd., an affiliate of Nikko (collectively, Nikko) entered into a joint venture agreement to focus on the worldwide commercialization of the Neossance cosmetic ingredients business. Amyris formed the joint venture under the name Neossance, LLC, and later changed the name to Aprinnova, LLC (the “Aprinnova JV”), which is jointly owned by Amyris and Nikko. Pursuant to the joint venture agreement, Amyris contributed certain assets to the Aprinnova JV, including certain intellectual property and other commercial assets relating to the Neossance cosmetic ingredients business, as well as the production facility in Leland, North Carolina and related assets purchased by Amyris from Glycotech in December 2016. Amyris also agreed to provide the Aprinnova JV with licenses to certain intellectual property necessary to make and sell products associated with the Neossance business. At the closing of the formation of the joint venture, Nikko purchased a 50% interest in the Aprinnova JV in exchange for an initial payment to Amyris of $10.0 million and payment to Amyris of any profits distributed in cash to Nikko from the Aprinnova JV for the three year period beginning January 1, 2017, up to a maximum of $10.0 million. In addition, as part of the formation of the Aprinnova JV, Amyris and Nikko agreed to make certain working capital loans to the Aprinnova JV and executed a supply agreement to supply farnesene to the Aprinnova JV. Amyris also agreed to purchase product from the Aprinnova JV, to transfer all of Amyris customers buying the Aprinnova JV products to the Aprinnova JV, to guarantee a maximum production cost for certain Aprinnova JV products and take on the cost of production above certain guaranteed costs.

Product Distribution and Sales

We distribute and sell our ingredients products directly to distributors, formulators, collaboration partners, or through joint ventures, depending on the end-market. We also distribute and sell our Amyris-branded consumer products directly to retailers and consumers through on-line ecommerce web-sites. Generally, our collaboration agreements include commercial terms, and sales are contingent upon achievement of technical and commercial milestones.

For the year ended December 31, 2020, revenue from key customers and from all other customers was as follows:

(In thousands)	Renewable Products	Licenses and Royalties	Grants and Collaborations	Total Revenue	% of Total Revenue
DSM (related party)	$946	$43,750	$7,018	$51,714	29.9%
Firmenich	9,967	7,241	594	17,802	10.3%
All other customers	93,425	—	10,196	103,621	59.8%
Total revenue	$104,338	$50,991	$17,808	$173,137	100.0%

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

As of December 31, 2020, we had 695 issued U.S. and foreign patents and 220 pending U.S. and foreign patent applications that are owned or co-owned by or licensed to us. We also use other forms of protection (such as trademark, copyright, and trade secret) to protect our intellectual property, particularly where we do not believe patent protection is appropriate or obtainable. We aim to take advantage of all of the intellectual property rights that are available to us and believe that this comprehensive approach provides us with a strong proprietary position.

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

Health & Wellness

Many active ingredients in the nutraceutical market are made via chemical synthesis by suppliers that have a deep chemistry know-how and production facilities, including ingredient suppliers. We may compete directly with these companies with respect to specific ingredients or attempt to provide customers with a natural alternative that is more cost effective or higher performing than those derived from chemistry. For food ingredients, we also compete with companies that produce products from plant- and animal-derived sources as well as with companies that are also developing biotechnology production solutions to produce specific molecules.

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

Competitive Factors

We believe the primary competitive factors in our target markets are:

•product performance and other measures of quality;
•product price;
•product cost;
•sustainability and social responsibility;
•dependability of naturally supplied ingredients; and
•infrastructure compatibility of products.

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

GMM Regulations

The use of genetically modified microorganisms (GMMs), such as our yeast strains, is subject to laws and regulations in many countries. In the United States, the Environmental Protection Agency (EPA) regulates the commercial use of GMMs as well as potential industrial products produced from the GMMs. Various states within the United States could choose to regulate products made with GMMs as well. While the strain of genetically modified yeast that we use, S. cerevisiae, is eligible for exemption from EPA review because it is generally recognized as safe, we must satisfy certain criteria to achieve this exemption, including but not limited to, use of compliant containment structures and safety procedures. In Brazil, GMMs are regulated by the National Biosafety Technical Commission (CTNBio) under its Biosafety Law No. 11.105-2005. We have obtained commercial approvals from CTNBio to use our GMMs in a contained environment in our Brazil facilities for research and development purposes, in manufacturing and at contract manufacturing facilities in Brazil. In Europe, we are subject to similar regulations and have obtained approvals from the Ministry of Environment, Spain for production activities.

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

Chemical Regulations

Our renewable products may be subject to government regulations in our target markets. In the United States, the EPA administers the requirements of the Toxic Substances Control Act (TSCA), which regulates the commercial registration, distribution and use of many chemicals. Before an entity can manufacture or distribute significant volumes of a chemical, it needs to determine whether that chemical is listed in the TSCA inventory. If the substance is listed, then manufacture or distribution can commence immediately. If not, then in most cases a “Chemical Abstracts Service” number registration and pre-manufacture notice must be filed with the EPA, which has 90 days to review the filing. A similar requirement exists in Europe under the Registration, Evaluation, Authorization and Restriction of Chemical Substances (REACH) regulation. See “Risk Factors - Risks Related to Our Business - We may not be able to obtain regulatory approval for the sale of our renewable products.” In 2013, the EPA registered farnesane as a new chemical substance under the TSCA, which enables us to manufacture and sell Hemisqualane™ (Farnesane) without restriction in the United States.

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

Human Capital

As of December 31, 2020, we had 595 full-time employees, of whom 471 were in the United States, 122 were in Brazil and 2 were in Portugal. Except for labor union representation for Brazil-based employees based on labor code requirements in Brazil, none of our employees is represented by a labor union or is covered by a collective bargaining agreement. We have never experienced any employment-related work stoppages, and we consider relations with our employees to be good. Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, incentivizing and integrating our existing and additional employees. The principal purposes of our equity incentive plans are to attract, retain and motivate selected employees, consultants and directors through the granting of stock-based compensation awards and cash-based performance bonus awards.

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

ITEM 1A. RISK FACTORS

Risk Factors Summary

Our business faces material risks. In addition to this summary below, you should carefully review the risk factors enumerated in the “Risk Factors” section immediately following this "Risk Factors Summary" section. We may be subject to additional risks and uncertainties not presently known to us or that we currently deem immaterial. Our business, financial condition, results of operations and growth prospects could be materially adversely affected by any of these risks, and the trading price of our common stock could decline by virtue of these risks.

Business and Operational Risks

•The impact of the COVID-19 pandemic on our business and operations;
•Our ability to scale and manage operations;
•Our reliance on contract manufacturers to meet our production and delivery goals;
•Our ability to manage the expansion of our international operations;
•Our ability to generate revenue through existing and future customers, distributors and collaboration partners;
•Our reliance on collaboration arrangements to fund development and commercialization of our products; and
•Our ability to compete effectively.

Financial Risks

•Our ability to design and maintain effective internal controls;
•Our ability to generate sufficient cash to fund operations and service our debt;
•Our ability to manage current, or our need to incur future, indebtedness which could impair our flexibility to pursue certain transactions and our ability to operate our business, as well as restrict access to additional capital;
•Our ability to achieve or sustain profitability given our history of net losses; and
•Variability of future financial results.

Regulatory, Intellectual Property, and Legal Risks

•Regulatory risks relating to our use of genetically modified feedstocks and yeast strains to produce our products;
•New regulation or changes in regulation relating to our existing or future products, as well as any costs incurred to comply with applicable regulations;
•Our ability to obtain, maintain, protect and enforce our intellectual property rights; and
•Costs and resources required to manage litigation related to the development and commercialization of our products.

Risks Related to the Ownership of Our Common Stock

•Volatility of our stock price;
•The composition of our capital stock ownership with relevant insiders; and
•Changes in government regulation relating to purchases of our common stock.

Risk Factors

Investing in our common stock involves risk. You should carefully consider the risks and uncertainties described below, together with all of the other information set forth in this Annual Report on Form 10-K, including the consolidated financial statements and related notes, which could materially affect our business, financial condition, results of operations, or growth prospects. If any of the following risks actually occurs, our business, financial condition, results of operations, and growth prospects could be materially and adversely harmed. The trading price of our common stock could decline due to any of these risks, and, as a result, you may lose all or part of your investment.

Business and Operational Risks

The COVID-19 pandemic could have a material adverse effect on our business, results of operations and financial condition in the future.

The COVID-19 pandemic has resulted in authorities worldwide implementing numerous measures to contain or mitigate the outbreak of the virus, such as travel bans and restrictions, border controls, limitations on business activity, social distancing requirements, quarantines, and shelter-in-place orders. These measures have caused, and are continuing to cause, business slowdowns or shutdowns in affected areas, both regionally and worldwide. The impact of the pandemic on our business and operations and our ability to execute our strategic plans remains uncertain and will depend on many unpredictable factors outside our control, including, without limitation, the extent, trajectory and duration of the pandemic, the development, availability and distribution of vaccines and other effective treatments to treat the COVID-19 virus and any new variants thereof, the emergence of new variants that are more contagious, symptomatic or fatal and the time the medical community requires to respond to such variants, the imposition of and compliance with protective public safety measures, and the impact of the pandemic on the global economy, and the related impacts on our development pipeline and on demand for our products.

Since the end of the first quarter of 2020, we have initiated several precautions in accordance with local regulations and guidelines to mitigate the spread of COVID-19 infection across our businesses. These precautions have impacted the way we carry out our business, including additional sanitation and cleaning procedures in our laboratories and other facilities, on-site COVID-19 testing, temperature and symptom confirmations, remote working when possible, and implementation of social distancing and staggered worktime requirements for our employees who must work on-site. If we are required to continue such measures for an extended period of time, particularly in sites with significant headcount such as our Emeryville, California headquarters, it could impact the ability of our employees to collaborate efficiently and advance research and development projects as productively as they could in a typical lab environment or office setting. In addition, the loss or unavailability of our R&D staff or other key employees and executives, as a result of sickness of employees or their families or the responsibility of employees to manage family obligations while working from home, could negatively impact our business and operations and our ability to operate or execute our business strategy. Continued employee telecommuting activity also increases the risk of a security breach of our information technology systems. The changed environment under which we are operating could have an impact on our internal controls over financial reporting.

Moreover, the ongoing impacts of the COVID-19 pandemic could result in interruptions or delays in the operations of regulatory authorities, which may impact review or approval timelines; delays in necessary interactions with other agencies and contractors due to limitations in employee resources or forced furlough of government employees; termination of, or difficulties in procuring or maintaining, arrangements with third parties upon whom we depend such as manufacturers, including contract manufacturing organizations, suppliers and other strategic partners; and disruptions or restrictions on our ability to pursue partnerships and other business transactions. As a result of the COVID-19 pandemic, we have experienced disruption and delays in our global supply chain. For example, during the first half of 2020, we experienced COVID-19-related delays in sourcing alcohol for our Pipette hand sanitizer, and if the COVID-19 pandemic worsens, we may experience supply disruptions due to temporary closures, production slowdowns, staffing shortages, logistics, delays and disruptions in the manufacture and/or shipment of our products, including facilities we rely upon in Brazil, and delays and disruptions with respect to our new business activities in China.

Since the start of the COVID-19 pandemic in early 2020, there has been an overall decline in consumer spending particularly in retail brick-and-mortar channels due to store closures by our retail partners as mandated by local laws. Although we have experienced an increase in digital commerce and online purchasing, the effects of a prolonged pandemic could result in a continued negative impact on consumer spending, customer preferences, and overall demand. In addition, if COVID-19 impacts the financial position of our customers, resale channel partners or any of our collaboration partners, we may have difficulty collecting receivables or milestone and royalty payments, and our business and results of operations could be exposed to risks associated with uncollectible accounts or defaults on contractual payment obligations by our collaboration partners. If we are unable to generate sufficient cash from operations due to impacts of the COVID-19 pandemic or otherwise, we may need to raise additional funds. While the COVID-19 pandemic has not materially impacted our liquidity and capital resources to date. The duration and severity of any further economic or market impact of the COVID-19 pandemic remain uncertain, and there can be no assurance that it will not have an adverse effect on our liquidity and capital resources, including our ability to access capital markets, in the future, on terms that are favorable to us, or at all.

A limited number of customers, distributors and collaboration partners account for a material portion of our revenues, and the loss of major customers, distributors or collaboration partners could harm our operating results.

Our revenues have varied materially from quarter to quarter and are dependent on sales to, and collaborations with, a limited number of customers, distributors and/or collaboration partners. We cannot be certain that customers, distributors and/or collaboration partners that have accounted for material revenues in past periods, individually or as a group, will continue to generate similar revenues in any future period. If we fail to renew with, or if we lose, a major customer, distributor or collaboration partner, our revenues could decline if we are unable to replace the lost revenues with revenues from other sources.

Further, since our business depends in part on such collaboration agreements, it may be difficult for us to replace any such lost revenues through additional collaborations in any period, as revenue from such new collaborations will often be recognized over multiple quarters or years.

If we do not meet technical, development and commercial milestones in our collaboration agreements, our future revenues and financial results will be adversely impacted.

We have entered into a number of agreements regarding the development of certain of our products and, in some cases, for ultimate sale of certain products to the customer under the agreement. Most of these agreements do not affirmatively obligate the other party to purchase specific quantities of any products, and most contain important conditions that must be satisfied before additional research and development funding or product purchases would occur. These conditions include research and development milestones (including technical specifications) that must be achieved to the satisfaction of our collaboration partners, which we cannot be certain we will achieve. If we do not achieve these contractual milestones, our revenues and financial results will be adversely affected.

We face challenges producing our products at commercial scale or at commercially viable cost and may not be able to commercialize our products to the extent necessary to make a profit or sustain and grow our current business.

To commercialize our products, we must be successful in using our yeast strains to produce target molecules at commercial scale or at a commercially viable cost. If we cannot achieve commercially viable production economics for enough products to support our business plan, including through establishing and maintaining sufficient production scale and volume, we will be unable to achieve a sustainable products business. Our production costs depend on many factors that could have a negative effect on our ability to offer our planned products at competitive prices, including, in particular, our ability to establish and maintain sufficient production scale and volume, feedstock costs, exchange rates (primarily the Brazil Real versus the U.S. Dollar) and contract manufacturing costs.

We face financial risk associated with scaling up production to reduce our production costs. To reduce per-unit production costs, we must increase production to achieve economies of scale and to be able to sell our products with positive margins. However, if we do not sell production output in a timely manner or in sufficient volumes, our investment in production will lead to higher working capital costs, which harm our cash position and could generate losses. Additionally, we may incur added costs in storage and we may face issues related to the decrease in quality of our stored products, which could adversely affect the value of such products. Since achieving competitive product prices generally requires increased production volumes and our manufacturing operations and cash flows from sales are in their early stages, we have had to produce and sell products at a loss in the past, and may continue to do so as we build our business. If we are unable to achieve adequate revenues from a combination of product sales and other sources, we may not be able to invest in production and we may not be able to pursue our business plans. In addition, in order to attract potential collaboration or joint venture partners, or to meet payment milestones under existing or future collaboration agreements, we have in the past and may in the future be required to guarantee or meet certain levels of production costs. If we are unable to reduce our production costs to meet such guarantees or milestones, our net cash flow will be further reduced.

If we are not able to successfully commence, scale-up or sustain operations at existing and planned manufacturing facilities, our customer relationships, business and results of operations may be adversely affected.

A substantial component of our planned production capacity in the near- and long-term depends on successful operations at our existing and potential large-scale production plants. We commenced operations at our first purpose-built, large-scale production facility located in Brotas, Brazil in 2012. In December 2017, we sold that facility to DSM and concurrently entered into a supply agreement with DSM to purchase output from the facility, which represents a significant portion of our expected supply needs (see Note 11, "Related Party Transactions" in Part II, Item 8 of this Annual Report on Form 10-K for more information). We are building a new purpose-built, large-scale ingredients plant in Brazil, which we anticipate will allow for the manufacture of up to five products concurrently and to produce both our specialty ingredients portfolio and our alternative sweetener product. We currently anticipate facility construction to be completed by the end of 2021; however, there can be no assurances that we will be able to complete such facility on our expected timeline, if at all. Delays or problems in the construction, start-up or operation of such facilities could cause delays in our ramp-up of production and hamper our ability to reduce our production and logistics costs. Delays in construction can occur due to a variety of factors, including regulatory requirements, COVID-19-related factors and our ability to fund construction and commissioning costs.

Once our large-scale production facility is built, we must successfully commission it, and it must perform as we expect. If we encounter significant delays in financing, cost overruns, engineering issues, contamination problems, equipment or raw material supply constraints, unexpected equipment maintenance requirements, safety issues, work stoppages or other serious challenges in bringing this facility online and operating it at commercial scale, including as a result of the impacts of the COVID-19 pandemic, we may be unable to produce our renewable products in the time frame and at the cost we have planned. It is difficult to predict the effects of scaling up production of industrial fermentation to commercial scale, as it involves various risks to the quality and consistency of our molecules. In addition, in order to produce molecules at existing and potential future plants, we have been and may in the future be required to perform thorough transition activities and modify the design of the plant. Any modifications to the production plant could cause complications in the operations of the plant, which could result in delays or failures in production. If we are unable to create or obtain additional manufacturing capacity necessary to meet existing and potential customer demand, we may need to continue to use, or increase our use of, contract manufacturing sources, which may not be available on terms acceptable to us, if at all, and generally entail greater cost to us and would therefore reduce our anticipated gross margins. Further, if our efforts to increase (or commence, as the case may be) production at this facility are not successful, our partners may decide not to work with us to develop additional production facilities, demand more favorable terms or delay their commitment to invest capital in our production. If we are unable to create and sustain manufacturing capacity and operations sufficient to satisfy the existing and potential demand of our customers and partners, our business and results of operations may be adversely affected.

In addition, the production of our products at our planned purpose-built, large-scale production facility will require large volumes of feedstock. For this facility in Brazil, we plan to rely primarily on Brazilian sugarcane. While in certain cases we have entered into feedstock agreements with suppliers which we expect to supply the sugarcane feedstock necessary to produce our products at our facility in Brazil that specify the pricing, quantity and product specifications, we cannot predict the future availability or price of these various feedstocks, nor can we be sure that our mill partners will be able to supply it in sufficient quantities or in a timely manner. Furthermore, to the extent we are required to rely on sugar feedstock other than Brazilian sugarcane, the cost of such feedstock may be higher than we expect, increasing our anticipated production costs. Feedstock crop yields and sugar content depend on weather conditions, such as rainfall and temperature. Weather conditions have historically caused volatility in the sugar industries by causing crop failures or reduced harvests. Excessive rainfall can adversely affect the supply of sugarcane and other sugar feedstock available for the production of our products by reducing the sucrose content and limiting growers' ability to harvest. Crop disease and pestilence can also occur from time to time and can adversely affect feedstock growth, potentially rendering useless or unusable all or a substantial portion of affected harvests. With respect to sugarcane, its seasonal availability and price, the limited amount of time during which it keeps its sugar content after harvest, and the fact that sugarcane is not itself a traded commodity, increase supply risks and limit our ability to substitute supply. If production of sugarcane or any other feedstock we may use to produce our products is adversely affected by these or other conditions, our production will be impaired, increasing costs to our operations and adversely affecting our business.

Our use of contract manufacturers exposes us to risks relating to costs, supply and delivery, and logistics, and loss or termination of contract manufacturing relationships could harm our ability to meet our production goals.

In addition to our planned production facility discussed above, we must commercially produce, process and manufacture our products through the use of contract manufacturers and we anticipate that we will continue to use contract manufacturers for the foreseeable future. Establishing and operating contract manufacturing facilities requires us to make significant capital expenditures, which reduces our cash and places such capital at risk. Also, contract manufacturing agreements may contain terms that commit us to pay for capital expenditures and other costs and amounts incurred or expected to be earned by the plant operators and owners, which can result in contractual liability and losses for us even if we terminate a particular contract manufacturing arrangement or decide to reduce or stop production under such an arrangement. Further, we cannot be sure that contract manufacturers will be available when we need their services, that they will be willing to dedicate a portion of their capacity to our projects, or that we will be able to reach acceptable price, delivery and other terms with them for the provision of their production services.

The locations of contract manufacturers can pose additional cost, logistics and feedstock challenges. If production capacity is available at a plant that is remote from usable chemical finishing or distribution facilities, or from customers, we will be required to incur additional expenses in shipping products to other locations. Such costs could include shipping costs, compliance with export and import controls, tariffs and additional taxes, among others. In addition, we may be required to use feedstock from a particular region for a given production facility. The feedstock available in such region may not be the least expensive or most effective feedstock for production, which could materially raise our overall production cost or reduce our product’s quality until we are able to optimize the supply chain.

Moreover, we rely on contract manufacturers to produce and/or provide downstream processing of our products, and we anticipate that we will continue to use contract manufacturers for the foreseeable future. If we are unable to secure the services of contract manufacturers when and as needed, we may lose customer opportunities and the growth of our business may be impaired. If we shift priorities and adjust anticipated production levels (or cease production altogether) at contract manufacturing facilities, such adjustments or cessations could also result in disputes or otherwise harm our business relationships with contract manufacturers. In addition, reliance on external sources for our other target molecules could create a risk for us if a single source or a limited number of sources of manufacturing runs into operational issues, creating risk of loss of sales and profitability. Reducing or stopping production at one facility while increasing or starting up production at another facility generally results in significant losses of production efficiency, which can persist for significant periods of time. Also, in order for production to commence under our contract manufacturing arrangements, we generally must provide equipment for such operations, and we cannot be assured that such equipment can be ordered or installed on a timely basis, at acceptable costs, or at all. Further, in order to establish operations at new contract manufacturing facilities, we need to transfer our yeast strains and production processes from our labs to commercial plants controlled by third parties, which may pose technical or operational challenges that delay production or increase our costs.

Our ability to establish substantial commercial sales of our products is subject to many risks, any of which could prevent or delay revenue growth and adversely impact our customer relationships, business and results of operations.

There can be no assurance that our products will be approved or accepted by customers, including customers of our branded products, or that we will be able to sell our products profitably at prices and with features sufficient to establish demand. The potential customers for our products generally have well-developed manufacturing processes and arrangements with suppliers of the chemical components of their products and may have a resistance to changing these processes and components. These potential customers frequently impose lengthy and complex product qualification procedures on their suppliers, influenced by consumer preference, manufacturing considerations such as process changes and capital and other costs associated with transitioning to alternative components, supplier operating history, established business relationships and agreements, regulatory issues, product liability and other factors, many of which are unknown to, or not well understood by, us. Satisfying these processes may take many months. Similarly, customers of our branded products may have a resistance to accept our alternative compositions for such products. Additionally, we may be subject to product safety testing and may be required to meet certain regulatory and/or product safety standards. Meeting these standards can be a time-consuming and expensive process, and we may invest substantial time and resources into such qualification efforts without ultimately securing approval. If we are unable to convince these potential customers, the consumers who purchase end-products containing our products and the customers of our direct-to-consumer products that our products are comparable to the chemicals that they currently use or that the use of our products is otherwise to their benefit, we will not be successful in entering these markets and our business will be adversely affected.

Moreover, in order to successfully market our direct-to-consumer products, we must continue to build our formulation, production, logistics, sales, marketing, digital, managerial, compliance, and related capabilities or make arrangements with third parties to perform these services. If we are unable to establish adequate marketing, sales and distribution capabilities, whether independently or with third parties, we may not be able to appropriately commercialize such products. Additionally, the internet and other new technologies facilitate competitive entry and comparison shopping for our consumer products, and our digital channel competes against numerous websites, mobile applications and catalogs, which may have a greater volume of circulation and web traffic or more effective marketing through online media and social networking sites. There is no assurance that we will be able to continue to successfully maintain or expand our digital sales channels and respond to shifting consumer traffic patterns and digital buying trends. Our inability to adequately respond to these risks and uncertainties or successfully maintain and expand our digital business could have an adverse impact on our results of operations.

The price and availability of sugarcane and other feedstocks can be volatile as a result of changes in industry policy and may increase the cost of production of our products.

In Brazil, Conselho dos Produtores de Cana-de-Açúcar, Açúcar e Etanol do Estado de São Paulo (Council of Sugarcane, Sugar and Ethanol Producers in the State of São Paulo, or “Consecana”), an industry association of producers of sugarcane, sugar and ethanol, sets market terms and prices for general supply, lease and partnership agreements for sugarcane. If Consecana makes changes to such terms and prices, it could result in higher sugarcane prices and/or a significant decrease in the volume of sugarcane available for the production of our products. In addition, if the availability of sugarcane juice or syrup or other feedstocks is restricted or limited due to the ongoing impacts of the COVID-19 global pandemic, weather conditions, land conditions or any other reason, we may not be able to manufacture our products in a timely or cost-effective manner, or at all, which would have a material adverse effect on our business.

We expect to face competition for our products from existing suppliers, and if we cannot compete effectively against these companies, products or prices, we may not be successful in bringing our products to market, demand for some of our renewable products may decline, or we may be unable to further grow our business.

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

With the emergence of many new companies seeking to produce products from renewable sources, we may face increasing competition from such companies. As they emerge, some of these companies may be able to establish production capacity and commercial partnerships to compete with us. If we are unable to establish production and sales channels that allow us to offer comparable products at attractive prices, we may not be able to compete effectively with these companies. Similarly, if we cannot demonstrate that our products are comparable or better alternatives to existing products and to any alternative products that are being developed for the same markets based on some combination of product cost, availability, performance, and consumer preference characteristics, our renewable products may not succeed in the market, which would have a material adverse effect on our business, financial condition, results of operations and growth prospects.

We believe the primary competitive factors in our target markets are:
•product performance and other measures of quality;
•product price;
•product cost;
•sustainability and social responsibility;
•dependability of naturally sourced ingredients; and
•infrastructure compatibility of products.

Many of our competitors are much larger than us and have well-developed distribution systems and networks for their products, valuable historical relationships with the potential customers we are seeking to serve and much more extensive sales and marketing programs in place to promote their products. In order to be successful, we must convince customers that our products are at least as effective as the traditional products they are seeking to replace, and we must provide our products on a cost basis that does not greatly exceed these traditional products and other available alternatives. Some of our competitors may use their influence, brands, and significant resources to impede the development and acceptance of renewable products of the type that we are seeking to produce.

We are subject to risks related to our reliance on collaboration arrangements to fund development and commercialization of our products, and our financial results may be adversely impacted if we fail to meet technical, development, or commercial milestones in such agreements.

For most product markets where we are seeking to enter and grow, we have collaboration partners to fund the research and development, commercialization, and production efforts required for the target products. Typically, we provide limited exclusive rights and revenue-sharing with respect to the production and sale of particular products in specific markets in exchange for such up-front funding. These exclusivity, revenue-sharing, and other similar terms limit our ability to commercialize our products and technology and may impact the size of our business or our profitability in ways that we do not currently envision. In addition, most of these agreements do not affirmatively obligate the other party to purchase specific quantities of any products, and most contain important conditions that must be satisfied before additional research and development funding or product purchases would occur. These conditions include research and development programs and milestones, including technical specifications that must be achieved to the satisfaction of our collaboration partners. We may focus our efforts and resources on potential discovery efforts, product targets or candidates that require substantial technical, financial, and human resources which we cannot be certain we will achieve.

In addition, we may encounter numerous uncertainties and difficulties in developing, manufacturing, and commercializing any new products subject to these collaboration arrangements that may delay or prevent us from realizing their expected benefits or enhancing our business, including uncertainties on the feasibility of taking new molecules to commercial scale. Any failure to successfully develop, produce, and commercialize products under our existing and future collaboration arrangements could have a material adverse effect on our business, financial condition, results of operation and growth prospects.

Revenues from these types of relationships are a key part of our cash plan for 2021 and beyond. If we fail to collect expected collaboration revenues, we may be unable to fund our operations or pursue development and commercialization of our planned products. To achieve our collaboration revenue targets from year to year, we may be obliged to source new partners or enter into agreements that contain less favorable terms. Historically, the process of negotiating and finalizing collaboration arrangements with our partners has at times been lengthy and unpredictable. Furthermore, as part of our current and future collaboration arrangements, we may be required to make significant capital investments at our existing or planned production facilities in order to develop, produce, and commercialize molecules or other products. Any failure or difficulties in maintaining existing collaboration arrangements or establishing new collaboration arrangements, or building up or retooling our operations to meet the demands of our collaboration partners could have a material negative impact on our business, including our ability to achieve commercial viability for our products, lead to the inability to meet our contractual obligations and could cause us to allocate or divert capital, personnel, and other resources from our organization, which could adversely affect our business and reputation.

Our collaboration arrangements may restrict or prevent our future business activity in certain markets or industries, which could harm our ability to grow our business.

As part of our collaboration arrangements in the ordinary course of business, we grant to our partners exclusive rights with respect to the development, production, and/or commercialization of particular products or types of products in specific markets in exchange for up-front funding and/or downstream royalty arrangements. These rights may inhibit potential collaboration or strategic partners or potential customers from entering into negotiations with us about further business opportunities, and we may be restricted or prevented from engaging with other partners or customers in those markets, which may limit our ability to grow our business or influence our strategic focus, and may lead to an inefficient allocation of capital resources.

In the past, we have had to grant concessions to existing partners in exchange for such partners waiving or modifying their exclusive rights with respect to a particular product, type of product or market in order to engage with a third party with respect to such product, product type, or market. Such concessions are often costly or further limit our ability to conduct future business with respect to a certain product or market. There can be no assurance that existing partners will be willing to grant waivers of or modify their exclusive rights in the future on favorable terms, if at all. If we are unable to engage other potential partners with respect to particular products, product types or markets for which we have previously granted exclusive rights, our ability to grow our business would be harmed, and our results of operations may be adversely affected.

Our relationship with DSM exposes us to financial and commercial risks.

In May 2017, DSM made an investment in the Company and, in connection therewith, we entered into a stockholder agreement with DSM (subsequently amended) which provides DSM with certain rights, including the right to designate up to two members of our board of directors as well as exclusive negotiating rights in connection with certain future commercial projects and arrangements. Subsequently, in July and September 2017, we entered into collaboration agreements (and related license agreements) with DSM to jointly develop several new molecules in the Health and Nutrition field using our technology, which we would produce and DSM would commercialize. In December 2017, we completed the sale of our Brotas, Brazil production facility to DSM and, in connection therewith, entered into several commercial agreements with DSM, including a supply agreement to procure a substantial portion of our product supply requirements, and borrowed $25 million from DSM. In December 2020, we entered into a Farnesene Framework Agreement with DSM, under which we assigned to DSM the supply of Farnesene to Givaudan International SA (Givaudan) for the production and sale of a single specialty ingredient and, in consideration thereof, DSM will pay the Company up to $50 million in the aggregate, of which $30 million was paid in December 2020, $10 million is due in the first quarter of 2021, and the remainder in milestone payments thereafter. For more information regarding these and other transactions and arrangements with DSM, please see Note 4, “Debt,” Note 6, “Stockholders’ Deficit,” Note 10, “Revenue Recognition” and Note 11, “Related Party Transactions” in Part II, Item 8 of this Annual Report on Form 10-K.

DSM, due to its presence on our board of directors, equity ownership in the Company, and commercial relationships with the Company, may be able to control or influence our management, operations and affairs, as well as matters requiring stockholder approval, including the approval of significant corporate transactions, such as the disposition of our intellectual property, mergers, consolidations or the sale of all or substantially all of our assets. Due to its various relationships with the Company, DSM may have interests different from, and may not act in the best interests of, our other stockholders. Consequently, our relationship with DSM may have the effect of delaying or preventing a change of control, or a change in our management or board of directors, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of the Company, even if such actions would benefit our other stockholders.

A significant portion of our operations are centered in Brazil, and our business could be adversely affected if we do not operate effectively in that country.

We may be subject to risks associated with the concentration of essential product sourcing and operations in Brazil. The Brazilian government has changed in the past, and may change in the future, monetary, taxation, credit, tariff, labor, export, and other policies to influence the course of Brazil's economy. For example, the government's actions to control inflation have involved interest rate adjustments. We have no control over, and cannot predict what, policies or actions the Brazilian government may take in the future. Our business, financial performance, and prospects may be adversely affected by, among others, the following factors:
•delays or failures in securing licenses, permits, or other governmental approvals necessary to build and operate facilities, use our yeast strains to produce products, and export such products for sale outside Brazil;
•rapid consolidation in the sugar and ethanol industries in Brazil, which could result in a decrease in competition;
•political, economic, diplomatic, or social instability in, or in the region surrounding, Brazil;
•changing interest rates;
•tax burden and policies;
•effects of changes in currency exchange rates;
•any changes in currency exchange policy that lead to the imposition of exchange controls or restrictions on remittances abroad;
•export or import restrictions that limit our ability to move our products out of Brazil or interfere with the import of essential materials into Brazil;
•changes in, or interpretations of, foreign regulations that may adversely affect our ability to sell our products or repatriate profits to the United States;
•tariffs, trade protection measures, and other regulatory requirements;
•compliance with U.S. and foreign laws that regulate the conduct of business abroad;
•compliance with privacy, anti-corruption, and anti-bribery laws, including certain anti-corruption and privacy laws recently enacted in Brazil;
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

We continue to expand our international footprint and operations, and we may expand further in the future, which subjects us to a variety of risks and complexities which, if not effectively managed, could negatively affect our business.

We maintain operations in foreign jurisdictions other than Brazil, and may in the future expand, or seek to expand, our operations to additional foreign jurisdictions. For example, in 2018, we announced plans to increase our commercial activities in China. Operating in China exposes us to political, legal and economic risks. In particular, the political, legal and economic climate in China, both nationally and regionally, is fluid and unpredictable. Our ability to operate in China may be adversely affected by changes in U.S. and Chinese laws and regulations such as those related to taxation, import and export tariffs, environmental regulations, genetically modified microorganisms (GMM), land use rights, product testing requirements, intellectual property, currency controls, network security, and other matters. In addition, we may not obtain or retain the requisite permits to operate in China, and costs or operational limitations may be imposed in connection with obtaining and complying with such permits. In addition, Chinese trade regulations are in a state of flux, and we may become subject to other forms of taxation, tariffs and duties in China. Furthermore, our counterparties in China may use or disclose our confidential information or intellectual property to competitors or third parties, which could result in the illegal distribution and sale of counterfeit versions of our products. If any of these events occur, our business, financial condition and results of operations could be materially and adversely affected.

In addition, a significant percentage of the production, downstream processing and sales of our products occurs outside the United States or with vendors, suppliers or customers located outside the United States. If tariffs or other restrictions are placed by the United States on foreign imports from Brazil, European or other countries where we operate or seek to operate, or any related counter-measures are taken, our business, financial condition, results of operations and growth prospects may be harmed. Tariffs may increase our cost of goods, which could result in lower gross margin on certain of our products. If we raise prices to account for any such increase in costs of goods, the competitiveness of the affected products could potentially be reduced. In either case, increased tariffs on imports from Brazil, European or other countries where we operate or seek to operate could materially and adversely affect our business, financial condition and results of operations. Furthermore, in retaliation for any tariffs imposed by the United States, other countries may implement tariffs on a wide range of American products, which could increase the cost of our products for non-U.S. customers located in such countries. Any increase in the cost of our products for non-U.S. customers, which represent a substantial portion of our sales, could result in a decrease in demand for our products by such customers. Trade restrictions implemented by the United States or other countries could materially and adversely affect our business, financial condition and results of operations.
Financial Risks

If we fail to maintain an effective system of internal controls, we may not be able to report our financial results accurately or in a timely manner or prevent fraud; in that case, our stockholders could lose confidence in our financial reporting, which would harm our business and could negatively impact the price of our stock.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. In addition, Section 404 of the Sarbanes-Oxley Act of 2002 (Section 404) and related SEC rules require management to assess the effectiveness of our internal control over financial reporting. Effective internal controls are necessary for us to provide reliable financial reports and help us to prevent fraud. The process of implementing our internal controls and complying with Section 404 is expensive and time consuming and requires significant continuous attention of management. We cannot be certain that these measures will ensure that we maintain adequate controls over our financial processes and reporting in the future.

Control deficiencies in 2017 and 2018 resulted in the restatement of our audited consolidated financial statements for the year ended December 31, 2017 and our interim condensed consolidated financial statements for March 31, 2018, June 30, 2018 and September 30, 2018. Also, a control deficiency in 2019 identified prior to issuing our condensed consolidated financial statements as of and for the three and nine months ended September 30, 2019 resulted in us concluding this control deficiency was a material weakness and that our internal control over financial reporting was not effective as of December 31, 2019, and created a reasonable possibility that a further material misstatement of our annual or interim consolidated financial statements would not be prevented or detected on a timely basis.

Our management has remediated this material weakness. We cannot, however, guarantee that additional material weaknesses or significant deficiencies in our internal controls will not be discovered or occur in the future. If these events occur, we may be unable to report our financial results accurately or on a timely basis, which could cause our reported financial results to be materially misstated and result in the loss of investor confidence and adversely affect the market price of our common stock and our ability to access the capital markets, and we could be subject to sanctions or investigations by the Nasdaq Stock Market (Nasdaq), the SEC or other regulatory authorities. See Part II, Item 9A “Controls and Procedures” of this Annual Report on Form 10-K for additional information.

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

Even if we conclude in the future, and our independent registered public accounting firm concurs, that our internal control over financial reporting provides reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, because of its inherent limitations, internal control over financial reporting may not prevent or detect fraud or misstatements. Failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our results of operations or cause us to fail to meet our reporting obligations, which could reduce the market’s confidence in our financial statements and harm our stock price. In addition, failure to comply with Section 404 could subject us to a variety of administrative sanctions, including SEC action, the suspension or delisting of our common stock from the stock exchange on which it is listed, and the inability of registered broker-dealers to make a market in our common stock, which could further reduce our stock price and could harm our business.

We have a history of net losses to date, anticipate continuing to incur losses in the future, and may not be able to achieve or sustain profitability.

We have incurred operating losses since our inception, and we expect to continue to incur losses and negative cash flows from operations for at least the next 12 months following the issuance of this Annual Report on Form 10-K. As of December 31, 2020, we had negative working capital of $16.5 million and an accumulated deficit of $2.1 billion.

Our cash and cash equivalents of $30.2 million as of December 31, 2020 is not expected to be sufficient to fund expected cash flow requirements from operations and cash debt service obligations through March 31, 2022. The Company has previously announced strategic transactions which are expected to generate substantial cash during 2021 and beyond. Solely based on cash from operations, there is doubt about our ability to continue as a going concern within one year after the date that these financial statements are issued. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our ability to continue as a going concern will depend, in large part, on our ability to minimize the anticipated negative cash flows from operations during the 12 months from the date of this filing and to raise additional cash proceeds through strategic transactions, financings, and refinance or extend debt maturities occurring later in 2021, all of which is uncertain and outside our control. Further, our operating plan for 2021 contemplates a significant reduction in our net operating cash outflows as compared to the year ended December 31, 2020, resulting from (i) revenue growth from sales of existing and new products with positive gross margins, (ii) reduced production costs as a result of manufacturing and technical developments, (iii) continued cash inflows from collaboration and grants and licenses and royalties, (iv) the monetization of certain assets, and (v) lower debt servicing expense. If we are unable to complete these actions, we may be unable to meet our operating cash flow needs and our obligations under our existing debt facilities. This could result in an acceleration of our obligation to repay all amounts outstanding under those facilities, and we may be forced to obtain additional equity or debt financing, which may not occur timely or on reasonable terms, if at all, and/or liquidate our assets.

Our consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty, which could have a material adverse effect on our financial condition and cause investors to suffer the loss of all or a substantial portion of their investment.

We may not be able to generate sufficient cash inflows from the sales of renewable products, licenses and royalties, and grants and collaborations to fund our anticipated operations and to service our debt obligations.

Our planned working capital needs and operating and capital expenditures for 2021, and our ability to service our outstanding debt obligations, are dependent on significant inflows of cash from product sales, licenses, and royalties, and grants and collaborations and, if needed, additional financing arrangements. We will continue to need to fund our research and development and related activities and to provide working capital to fund production, procurement, storage, distribution, and other aspects of our business. Some of our anticipated funding sources, such as research and development collaborations, are subject to the risks that we may not be able to meet milestones, or that collaborations may end prematurely for reasons that may be outside of our control (including technical infeasibility of the project or a collaborator’s right to terminate without cause). The inability to generate sufficient cash flow, as described above, could have a material effect on our ability to continue with our business plans and our status as a going concern.

If we have insufficient cash, our ability to continue as a going concern would be jeopardized, and we would take the following actions:
•Shift focus to existing products and customers with significantly reduced investment in new product and commercial development efforts;
•Reduce or delay uncommitted capital expenditures, nonessential facilities and lab equipment, and information technology projects;
•Closely monitor our working capital position with contract manufacturers and other suppliers, as well as suspend operations at pilot plants and demonstration facilities; and
•Reduce expenditures for third party contractors, including consultants, professional advisors, and other vendors.

Implementing this plan could have a negative impact on our ability to continue our business as currently contemplated, including, without limitation, delays or failures in our ability to:
•Achieve planned production levels;
•Develop and commercialize products within planned timelines or at planned scales;
•Introduce new consumer brands; and
•Continue other core activities.

Furthermore, any inability to scale-back operations as necessary, and any unexpected liquidity needs, could create pressure to implement more severe measures. Such measures could materially affect our ability to meet contractual requirements and increase the severity of the consequences described above.

We have incurred substantial debt, which could impair our flexibility and access to capital and adversely affect our financial position, and our business would be materially adversely affected if we are unable to service our debt obligations.

As of December 31, 2020, the principal amounts due under our debt instruments (including related party debt) totaled $170.5 million, of which $56.5 million is classified as current. We expect to incur additional indebtedness from time to time to finance working capital, product development efforts, strategic acquisitions, investments and partnerships, capital expenditures, including financing our new manufacturing facility in Brazil, or other general corporate purposes, subject to the restrictions contained in our debt agreements.

Our substantial indebtedness may:
•limit our ability to use our cash flow or obtain additional financing (on satisfactory terms or at all) to fund working capital, capital expenditures, product development efforts, acquisitions, investments and strategic alliances, and for other general corporate requirements;
•require us to use a substantial portion of our cash flow from operations to make debt service payments;
•increase our vulnerability to economic downturns and adverse competitive and industry conditions and place us at a competitive disadvantage compared to those of our competitors that are less leveraged;
•limit our flexibility in planning for, or reacting to, changes in our business and our industry and limit our ability to pursue other business opportunities, borrow more money for operations or capital in the future, and implement our business strategies;
•result in dilution to our existing stockholders in the event exchanges of our convertible notes are settled in common stock; and
•restrict our ability to grant additional liens on our assets, which may make it more difficult to secure additional financing in the future.

In addition, our cash balance is substantially less than the principal amount of our outstanding debt, and we will be required to generate cash from operations and raise additional working capital through future financings or sales of assets to enable us to repay this indebtedness as it becomes due. There can be no assurance that we will be able to generate cash or raise additional capital. If we are at any time unable to generate sufficient cash flow from operations to service our indebtedness when payment is due, we may be required to attempt to renegotiate the terms of the instruments relating to the indebtedness, seek to refinance all or a portion of the indebtedness or obtain additional financing. There can be no assurance that we would be able to successfully renegotiate such terms, that any such refinancing would be possible or that any additional financing could be obtained on terms that are favorable or acceptable to us, if at all. Any debt financing that is available could cause us to incur substantial costs and subject us to covenants that significantly restrict our ability to conduct our business. If we seek to complete additional equity financings, the interests of existing stockholders may be diluted. If we are unable to make payment on our secured debt instruments when due, the lenders under such instruments may foreclose on and sell the assets securing such indebtedness to satisfy our payment obligations, which could prevent us from accessing those assets for our business and conducting our business as planned, which could materially harm our financial condition and results of operations.

Our existing financing arrangements provide our secured lenders with liens on substantially all of our assets, including our intellectual property, and contain financial covenants and other restrictions on our actions, which may restrict our ability to pursue certain transactions and operate our business.

We have granted liens on substantially all of our assets, including our intellectual property, as collateral in connection with certain financing arrangements with an aggregate principal amount outstanding as of December 31, 2020 of $76.6 million and have agreed to significant covenants in connection with such transactions (see Note 4, “Debt” in Part II, Item 8 of this Annual Report on Form 10-K), including covenants that materially limit our ability to take certain actions, including our ability to pay dividends, make certain investments and other payments, incur additional indebtedness, undertake certain mergers and consolidations, and encumber and dispose of assets, and customary events of default, including failure to pay amounts due, breaches of covenants and warranties, material adverse effect events, certain cross defaults and judgements, and insolvency. A failure to comply with the covenants and other provisions of our debt instruments, including any failure to make a payment when required, would generally result in payment penalties or events of default under such instruments, the latter triggering acceleration of such indebtedness which could result in a material adverse effect on our business. If such indebtedness were to be accelerated, it could trigger an event of default under our other outstanding indebtedness, permitting acceleration of a substantial portion of our indebtedness. We have in the past had certain of our debt instruments accelerated for failure to make a payment when due. While we have been able to cure these defaults to avoid additional cross-acceleration, we may not be able to similarly cure such a default in the future. Any required repayment of our indebtedness as a result of acceleration or otherwise would lower our current cash on hand such that we would not have those funds available for use in our business or for payment of other outstanding indebtedness.

Future revenues are difficult to predict, and our failure to predict revenue accurately may cause our results to be below our expectations or those of analysts or investors and could result in our stock price declining.

Our revenues are comprised of product revenues, licenses and royalties revenues, and grants and collaborations revenues. We generate our consumer and ingredients product revenues from sales to partners and distributors and from direct sales. Our collaboration, supply and distribution agreements do not usually include any specific purchase obligations. The sales volume of our products in any given period has been difficult to predict. A significant portion of our product sales is dependent upon the interest and ability of third-party distributors to create demand for, and generate sales of, such products to end-users. For example, if such distributors are unsuccessful in creating pull-through demand for our products with their customers, such distributors may purchase less of our products from us than we expect. Also, under revenue recognition rules, we are required to estimate royalties. These estimates could be subject to material adjustment in subsequent periods.

In addition, many of our new and novel products are intended to be a component of other companies’ products; therefore, sales of our products may be contingent on our collaboration partners’ and/or customers’ timely and successful development and commercialization of end-use products that incorporate our products, and price volatility in the markets for such end-use products could adversely affect the demand for our products and the margin we receive for our product sales, which could harm our financial results. In addition, certain of our partners have the right to terminate their agreements with us if we undergo a change of control or a sale of our business, which could discourage a potential acquirer from making an offer to acquire the Company.

Further, we have in the past entered into, and expect in the future to enter into, research and development collaboration arrangements pursuant to which we receive payments from our collaboration partners. Certain collaboration arrangements include advance payments in consideration for grants of exclusivity or research and development activities to be performed by us. It has in the past been difficult for us to know with certainty when we will sign a new collaboration arrangement and receive payments thereunder. In addition, a portion of the advance payments we receive under our collaboration agreements is typically classified as contract liabilities and recognized over multiple quarters or years. As a result, achievement of our quarterly and annual financial goals has been difficult to forecast with certainty. Once a collaboration agreement has been signed, receipt of cash payments and/or recognition of related revenues may depend on our achievement of research, development, production or cost milestones, which may be difficult to predict. Our collaboration arrangements may also include future royalty payments upon commercialization of the products subject to the collaboration arrangements, which is uncertain and depends in part on the success of the counterparty in commercializing the relevant product. As a result, our receipt of royalty revenues and the timing thereof is difficult to predict with certainty.

Furthermore, in recent years, we have started to market and sell our consumer products directly to end-consumers in the clean beauty and personal care market. We only have a few years of experience in marketing through digital channels and selling directly to consumers. It is therefore difficult to predict how successful our efforts will be, and we may not achieve the product sales we expect to achieve on the timeline we anticipate, if at all. These factors have made it difficult to predict future revenues and have resulted in our revenues being below our previously announced guidance or analysts’ estimates. We continue to face these risks in the future, which may cause our stock price to decline.

Our financial results could vary materially from quarter to quarter and are difficult to predict.

Our revenues and results of operations could vary materially from quarter to quarter because of a variety of factors, many of which are outside of our control. As a result, comparing our results of operations on a period-to-period basis may not be meaningful. Factors that could cause our quarterly results of operations to fluctuate include:
•ongoing impacts of the COVID-19 pandemic on our business operations;
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
•depreciation of technology assets or the cost of conducting research and development activities on outdated equipment;
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

•losses of, or the inability to secure new, major customers, collaboration partners, contract manufacturers, suppliers or distributors;
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
•business interruptions such as pandemics or natural disasters like earthquakes and tsunamis;
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

We currently incur material costs and expenses in Brazilian real and may in the future incur additional expenses in foreign currencies and derive a portion of our revenues in the local currencies of customers throughout the world. As a result, our revenues and results of operations are subject to foreign exchange fluctuations, which we may not be able to manage successfully. During the past few decades, the Brazilian currency in particular has faced frequent and substantial exchange rate fluctuations in relation to foreign currencies mostly because of political and economic conditions. There can be no assurance that the Brazilian real will not materially appreciate or depreciate against the U.S. dollar in the future. We also bear the risk that the rate of inflation in the foreign countries where we incur costs and expenses or the decline in value of the U.S. dollar compared to those foreign currencies will increase our costs as expressed in U.S. dollars. For example, future measures by the Central Bank of Brazil to control inflation, including interest rate adjustments, intervention in the foreign exchange market and actions to fix the value of the real, may weaken the U.S. dollar in Brazil. Whether in Brazil or elsewhere, we may not be able to adjust the prices of our products to offset the effects of inflation or foreign currency appreciation on our cost structure, which could increase our costs and reduce our net operating margins. If we do not successfully manage these risks through hedging or other mechanisms, our revenues and results of operations could be adversely affected.

Our U.S. GAAP operating results could fluctuate substantially due to the accounting for derivative liabilities and debt that we measure at fair value.

Our outstanding convertible debt instruments are accounted for under Accounting Standards Codification 815, Derivatives and Hedging (ASC 815), as embedded derivatives. ASC 815 requires companies to bifurcate conversion options from their host instruments and account for them as freestanding derivative financial instruments according to certain criteria. The current fair value of the derivative is remeasured to fair value at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value of the derivative being charged to earnings (loss) in the statement of operations. We have determined that we must bifurcate and account for certain features of our convertible debt instruments as embedded derivatives in accordance with ASC 815. We have recorded these embedded derivative liabilities as non-current liabilities on our consolidated balance sheet with a corresponding discount at the date of issuance that is netted against the principal amount of the applicable instrument. The derivative liabilities are remeasured to fair value at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value of the derivative liabilities being recorded in other income or expenses. There is no current observable market for this type of derivative and, as such, we determine the fair value of the embedded derivatives using the binomial lattice model. The valuation model uses the stock price, conversion price, maturity date, risk-free interest rate, estimated stock volatility and estimated credit spread. Changes in the inputs for these valuation models may have a material impact on the estimated fair value of the embedded derivative liabilities. For example, an increase in our stock price would result in an increase in the estimated fair value of the embedded derivative liabilities, if in this example, each of the other elements of the valuation model remained substantially unchanged from the last measurement date. The embedded derivative liabilities may have, on a U.S. GAAP basis, a substantial effect on our balance sheet from quarter to quarter and it is difficult to predict the effect on our future U.S. GAAP financial results, since valuation of these embedded derivative liabilities are based on factors largely outside of our control and may have a negative impact on our statement of operations and balance sheet. The effects of these embedded derivatives may cause our U.S. GAAP operating results to be below expectations, which may cause our stock price to decline. See Note 3, “Fair Value Measurement” in Part II, Item 8 of this Annual Report on Form 10-K for more information regarding the valuation of embedded derivatives in certain of our outstanding debt instruments.

In addition, we account for one of our outstanding debt instruments at fair value. That instrument is remeasured to fair value at each balance sheet date, with a resulting non-cash gain or loss from change in fair value of debt recorded in other income or expense.

Our ability to use our net operating loss carryforwards to offset future taxable income may be subject to certain limitations.

In general, under Section 382 of the Internal Revenue Code (the Code), a corporation that undergoes an “ownership change,” as defined in the Code, is subject to limitations on its ability to utilize its pre-ownership change net operating loss carryforwards (NOLs) to offset future taxable income. During the three years ended December 31, 2017, and the two years ended December 31, 2019, changes in our share ownership resulted in significant reductions in our NOLs pursuant to Section 382 of the Code. Future changes in our stock ownership, some of which are outside of our control, could result in an ownership change under Section 382 of the Code; if that occurs, our ability to utilize NOLs could be further limited. Furthermore, our ability to utilize NOLs of companies that we may acquire in the future may be subject to limitations under Section 382 of the Code. For these reasons, we may not be able to utilize a material portion of our reported NOLs as of December 31, 2020, even if we attain profitability, which could adversely affect our results of operations.

The restatement of our previously issued financial statements was time-consuming and expensive and could expose us to additional risks that could materially adversely affect our financial position, results of operations and cash flows.

On April 5, 2019, our Audit Committee, after consultation with management and our independent registered public accounting firm at the time, determined that we would restate our interim condensed consolidated financial statements for the quarterly and year-to-date periods ended March 31, 2018, June 30, 2018 and September 30, 2018, included in our Quarterly Reports on Form 10-Q for the fiscal quarters ended March 31, 2018, June 30, 2018 and September 30, 2018, respectively. In addition, on May 14, 2019, our Board of Directors, upon the recommendation of the Audit Committee, determined that we would restate our audited consolidated financial statements for the year ended December 31, 2017. The consolidated financial statements and related information included in our previously filed Annual Report on Form 10-K for the year ended December 31, 2017 and Quarterly Reports on Form 10-Q for the periods ended March 31, 2018, June 30, 2018 and September 30, 2018 and all earnings press releases and similar communications issued by the Company for such periods should not be relied upon and are superseded in their entirety by the Annual Report on Form 10-K/A for the year ended December 31, 2018.

As a result of the restatement and associated non-reliance on previously issued financial information, we became subject to a number of additional expenses and risks, including unanticipated expenses for accounting and legal fees in connection with or related to the restatement. Likewise, the attention of our management team was diverted by these efforts. In addition, we could also be subject to additional shareholder, governmental, regulatory or other actions or demands in connection with the restatement or other matters. Any such proceedings will, regardless of the outcome, consume a significant amount of management’s time and attention and may result in additional legal, accounting, insurance and other expenses. If we do not prevail in any such proceeding, we could be required to pay damages or settlement costs. In addition, the restatement and related matters could impair our reputation or could cause our customers, shareholders, or other counterparties to lose confidence in us. Any of these occurrences could have a material adverse effect on our business, financial condition, results of operations, and stock price.

Regulatory, Intellectual Property, and Legal Risks

Ethical, legal and social concerns about products using genetically modified microorganisms could limit or prevent the use of our products and technologies and could harm our business.

Our technologies and products involve the use of genetically modified microorganisms (GMMs). Public perception about the safety of, and ethical, legal or social concerns over, genetically engineered products, including GMMs, could affect public acceptance of our products. If we are not able to overcome any such concerns relating to our products, our technologies may not be accepted by our customers or end-users. In addition, the use of GMMs has in the past received negative publicity, which could lead to greater regulation or restrictions on imports of our products. If our technologies and products are not accepted by our customers or their end-users due to negative publicity or lack of public acceptance, our business could be materially harmed.

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

In addition to our production operations in the United States and Brazil, we have been party to contract manufacturing agreements with parties in other production locations around the world, including Europe. The use of GMM technology is regulated in the European Union, which has established various directives for member states regarding regulation of the use of such technology, including notification processes for contained use of such technology. We expect to encounter GMM regulations in most, if not all, of the countries in which we may seek to establish production capabilities and/or conduct sales to customers or end-use consumers, and the scope and nature of these regulations will likely be different from country to country. If we cannot meet the applicable regulatory requirements in the countries in which we produce or sell, or intend to produce or sell, products using our yeast strains, or if it takes longer than anticipated to obtain the necessary regulatory approvals, our business could be materially affected. Furthermore, there are various governmental, non-governmental and quasi-governmental organizations that review and certify products with respect to the determination of whether products can be classified as “natural” or other similar classifications. While the certification from such governmental organizations, and verification from non-governmental and quasi-governmental organizations are generally not mandatory, some of our current or prospective customers, collaboration partners or distributors may require that we meet the standards set by such organizations as a condition precedent to purchasing or distributing our products. We cannot be certain that we will be able to satisfy the standards of such organizations, and any delay or failure to do so could harm our ability to sell or distribute some or all of our products to certain customers and prospective customers, which could have a negative impact on our business.

We may not be able to obtain regulatory approval for the sale of our renewable products.

Our renewable chemical products may be subject to government regulation in our target markets. In the United States, the EPA administers the Toxic Substances Control Act (the TSCA), which regulates the commercial registration, distribution, and use of many chemicals. Before an entity can manufacture or distribute a new chemical subject to the TSCA, it must file a Pre-Manufacture Notice, or PMN, to add the chemical to a product. The EPA has 180 days to review the filing but may request additional data, which could significantly extend the timeline for approval. As a result, we may not receive EPA approval to list future molecules on the TSCA registry as expeditiously as we would like, resulting in delays or significant increases in testing requirements. A similar program exists in the European Union, called REACH. Under this program, chemicals imported or manufactured in the European Union in certain quantities must be registered with the European Chemicals Agency, and this process could cause delays or entail significant costs. To the extent that other countries in which we are producing or selling (or seeking to produce or sell) our products, such as Brazil and various countries in Asia, rely on TSCA or REACH (or are implementing similar laws and programs) for chemical registration or regulation in their jurisdictions, delays with the U.S. or European authorities, or any relevant authorities in such other countries, may delay entry into these markets as well. In addition, some of our Biofene-derived products are sold for the cosmetics market, and some countries may impose additional regulatory requirements or permits for such uses, which could impair, delay or prevent sales of our products in those markets. Also, certain of our current or proposed products in the Flavor & Fragrance, Clean Beauty and Health & Wellness markets, including Flavor & Fragrance ingredients, skincare ingredients and cosmetic actives, alternative sweeteners and nutraceuticals, may be subject to the approval of and regulation by the FDA, the European Food Safety Authority, as well as similar agencies of states and foreign jurisdictions where these products are sold or proposed to be sold.

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

In addition, many of our products are intended to be a component of our collaboration partners’ and/or customers’ (or their customers’) end-use products. Such end-use products may be subject to various regulations, including regulations promulgated by the EPA, the FDA, or the European Food Safety Authority. If we or our collaboration partners and customers (or their customers) are not successful in obtaining any required regulatory approval or third-party verifications for their end-use products that incorporate our products or fail to comply with any applicable regulations for such end-use products, whether due to our products or otherwise, demand for our products may decline and our revenues could be materially adversely affected.

Changes in government regulations, including subsidies and economic incentives, could have a material adverse effect on our business.

The markets where we sell our products are heavily influenced by foreign, federal, state and local government regulations and policies. Changes to existing or adoption of new foreign or domestic federal, state and local legislative initiatives that impact the production, distribution or sale of products may harm our business. The uncertainty regarding future standards and policies, including developing legislation in the Clean Beauty industry, may also affect our ability to develop our products or to license our technologies to third parties and to sell products to our end customers. Any inability to address these requirements and any regulatory or policy changes could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

Furthermore, the production of our products will depend on the availability of feedstock, especially sugarcane. Agricultural production and trade flows are subject to government policies and regulations. Governmental policies affecting the agricultural industry, such as taxes, tariffs, duties, subsidies, incentives and import and export restrictions on agricultural commodities and commodity products can influence the planting of certain crops, the location and size of crop production, whether unprocessed or processed commodity products are traded, the volume and types of imports and exports, and the availability and competitiveness of feedstocks as raw materials. Future government policies may adversely affect the supply of feedstocks, restrict our ability to use sugarcane or other feedstocks to produce our products, or encourage the use of feedstocks more advantageous to our competitors, which would put us at a commercial disadvantage and could negatively impact our business, financial condition, and results of operations.

Our cannabinoid initiative is uncertain and may not yield commercial results and is subject to material regulatory risks.

In 2019, we announced a new collaboration arrangement with LAVVAN, Inc. (Lavvan) aimed at developing, producing and commercializing fermentation-derived cannabinoids. While we believe there are substantial business opportunities for us in this field, there can be no assurance that our activities will be successful, or that any research and development and product testing efforts will result in commercially saleable products, or that the market will accept or respond positively to our products. In September 2020, Lavvan filed a suit against us in the United States District Court for the Southern District of New York alleging certain breach of contract claims. If we fail in defending this claim, it could negatively impact our business, financial condition, results of operations and growth prospects.

In addition, the market for cannabinoids is heavily regulated. Synthetic cannabinoids may be viewed as controlled substances under the federal Controlled Substances Act of 1970 (CSA), and may be subject to a high degree of regulation including, among other things, certain registration, licensing, manufacturing, security, record keeping, reporting, import, export, clinical and non-clinical studies, insurance and other requirements administered by the U.S. Drug Enforcement Administration (DEA) and/or the FDA.

Individual states and countries have also established controlled substance laws and regulations, which may differ from U.S. federal law. We or our partners may be required to obtain separate state or country registrations, permits or licenses in order to be able to develop produce, sell, store and transport cannabinoids.

Complying with laws and regulations relating to cannabinoids is evolving, complex and expensive, and may divert management’s attention and resources from other aspects of our business. Failure to maintain compliance with such laws and regulations may result in regulatory action that could have a material adverse effect on our business, financial condition, results of operations and growth prospects. The DEA, FDA or state agencies may seek civil penalties, refuse to renew necessary registrations, or initiate proceedings to revoke those registrations. In certain circumstances, violations could lead to criminal proceedings.

We may incur material costs to comply with environmental laws and regulations, and failure to comply with these laws and regulations could expose us to material liabilities.

We use intermediate substances, hazardous chemicals and radioactive and biological materials in our business, and such materials are subject to a variety of federal, state and local laws and regulations governing the use, generation, manufacture, storage, handling and disposal of these materials in the United States, Brazil and the European Union. Although we have implemented safety procedures for handling and disposing of these materials and related waste products in an effort to comply with these laws and regulations, we cannot be sure that our safety measures and those of our contractors will prevent accidental injury or contamination from the use, storage, handling or disposal of hazardous materials. In the event of contamination or injury, we could be held liable for any resulting damages, and any liability could exceed our insurance coverage. There can be no assurance that violations of environmental, health and safety laws will not occur in the future as a result of human error, accident, equipment failure or other causes. Compliance with applicable environmental laws and regulations may be expensive, and the failure to comply with past, present, or future laws could result in the imposition of fines, third party property damage, product liability and personal injury claims, investigation and remediation costs, the suspension of production, or a cessation of operations, and our liability may exceed our total assets. Liability under environmental laws can be joint and several, without regard to comparative fault, and may be punitive in nature. Furthermore, environmental laws could become more stringent over time, imposing greater compliance costs and increasing risks and penalties associated with violations, which could impair our research, development or production efforts and otherwise harm our business.

Our proprietary rights may not adequately protect our technologies and product candidates.

Our commercial success will depend substantially on our ability to obtain patents and maintain adequate legal protection for our technologies and product candidates in the United States and other countries. As of December 31, 2020, we had 695 issued U.S. and foreign patents and 220 pending U.S. and foreign patent applications that were owned or co-owned by or licensed to us. We will be able to protect our proprietary rights from unauthorized use by third parties only to the extent that our proprietary technologies and future products are covered by valid and enforceable patents or are effectively maintained as trade secrets.

We apply for patents covering both our technologies and product candidates, as we deem appropriate. However, filing, prosecuting, maintaining and defending patents on product candidates in all countries throughout the world would be prohibitively expensive, and our intellectual property rights in some countries outside the United States are less extensive than those in the United States. We may also fail to apply for patents on important technologies or product candidates in a timely fashion, or at all. Our existing and future patents may not be sufficiently broad to prevent others from practicing our technologies or from designing products around our patents or otherwise developing competing products or technologies. In addition, the patent positions of companies like ours are highly uncertain and involve complex legal and factual questions for which important legal principles remain unresolved. No consistent policy regarding the breadth of patent claims has emerged to date in the United States. Additional uncertainty may result from legal decisions by the United States Federal Circuit and Supreme Court as they determine legal issues concerning the scope and construction of patent claims and inconsistent interpretation of patent laws or from legislation enacted by the U.S. Congress. The patent situation outside of the United States is also difficult to predict. As a result, the validity and enforceability of patents cannot be predicted with certainty. Moreover, we cannot be certain whether:
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
•others will claim we are infringing on their patent claims;
•we will develop additional proprietary products or technologies that are patentable; or
•the patents of others will have a material adverse effect on our business.

We do not know whether any of our pending patent applications or those pending patent applications that we license will result in the issuance of any patents. Even if patents are issued, they may not be sufficient to protect our technology or product candidates. Accordingly, even if issued, we cannot predict the breadth, validity and enforceability of the claims upheld in our and other companies' patents. The patents we own or license and those that may be issued in the future may be challenged, invalidated, rendered unenforceable, or circumvented, and the rights granted under any issued patents may not provide us with proprietary protection or competitive advantages. Moreover, third parties could practice our inventions in territories where we do not have patent protection or in territories where they could obtain a compulsory license to our technology where patented. Such third parties may then try to import products made using our inventions into the United States or other territories.

Many companies have encountered significant problems in protecting and defending intellectual property rights in foreign jurisdictions. The legal systems of certain countries do not favor the enforcement of patents or other intellectual property rights, which could hinder us from preventing the infringement of our patents or other intellectual property rights. Proceedings to enforce our patent rights in the United States or foreign jurisdictions could result in substantial costs and divert our efforts and attention from other aspects of our business, could put our patents at risk of being invalidated or interpreted narrowly and our patent applications at risk of not issuing and could provoke third parties to assert patent infringement or other claims against us. We may not prevail in any lawsuits that we initiate, and the damages or other remedies awarded, if any, may not be commercially meaningful. Accordingly, our efforts to enforce our intellectual property rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we develop or license from third parties.

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

We rely on trade secrets to protect some of our technology, particularly where we do not believe patent protection is appropriate or obtainable. However, trade secrets are difficult to maintain and protect. Our strategy for contract manufacturing and scale-up of commercial production requires us to share confidential information with our international business partners and other parties. Our product development collaborations with third parties, including with Givaudan, Firmenich, DSM and Yifan, require us to share certain confidential information. While we use reasonable efforts to protect our trade secrets, our or our business partners' employees, consultants, contractors or scientific and other advisors may unintentionally or willfully disclose our proprietary information to competitors. Enforcement of claims that a third party has illegally obtained and is using trade secrets is expensive, time consuming, and uncertain. In addition, foreign courts are sometimes less willing than U.S. courts to protect trade secrets. If our competitors lawfully obtain or independently develop equivalent knowledge, methods, and know-how, we would not be able to assert our trade secrets against them.

We require new employees and consultants to execute proprietary information and inventions agreements upon the commencement of an employment or consulting arrangement with us. We additionally require contractors, advisors, corporate collaboration partners, outside scientific collaboration partners, and other third parties that may receive trade secret information to execute such agreements or confidentiality agreements. These agreements generally require that all confidential information developed by the individual or made known to the individual by us during the course of the individual's relationship with us be kept confidential and not be disclosed to third parties. These agreements also generally provide that inventions conceived by the individual in the course of rendering services to us shall be our exclusive property. Nevertheless, our proprietary information may be disclosed, or these agreements may be unenforceable or difficult to enforce. If any of our trade secrets were to be lawfully obtained or independently developed by a competitor, we would have no right to prevent such third party, or those to whom they communicate such technology or information, from using that technology or information to compete with us. Additionally, trade secret law in Brazil differs from that in the United States, which requires us to take a different approach to protecting our trade secrets in Brazil. Some of these approaches to trade secret protection may be novel and untested under Brazilian law, and we cannot guarantee that we would prevail if our trade secrets are contested in Brazil. If any of the above risks materializes, our failure to obtain or maintain trade secret protection could materially adversely affect our competitive business position.

Third parties and former employees may misappropriate our trade secrets including those embodied in our yeast strains.

Third parties, including collaboration partners, contract manufacturers, other contractors, and shipping agents, as well as exiting employees, often have access to our trade secrets and custody or control of our yeast strains. If our trade secrets or yeast strains were stolen, misappropriated, or reverse engineered, they could be used by other parties who may be able to reproduce the yeast strains for their own commercial gain. If this were to occur, it would be difficult for us to challenge and prevent this type of use, especially in countries where we have limited intellectual property protection or that do not have robust intellectual property law regimes.

If we are, or one of our collaboration partners is, sued for infringing intellectual property rights or other proprietary rights of third parties, litigation could be costly and time consuming and could prevent us from developing or commercializing our future products.

Our commercial success depends on our and our collaboration partners' ability to operate without infringing the patents and proprietary rights of other parties and without breaching any agreements we have entered into with regard to our technologies and product candidates. We cannot determine with certainty whether patents or patent applications of other parties may materially affect our ability to conduct our business. Our industry spans several sectors, including biotechnology, renewable fuels, renewable specialty chemicals, and other renewable molecules, and is characterized by the existence of a significant number of patents and disputes regarding patent and other intellectual property rights. Because patent applications remain unpublished and confidential for eighteen months and can take several years to issue, there may currently be pending applications, unknown to us, that may result in issued patents that cover our technologies or product candidates. There may be a significant number of patents and patent applications relating to aspects of our technologies filed by, and issued to, third parties. The existence of third-party patent applications and patents could significantly reduce the coverage of patents owned by or licensed to us and our collaboration partners and limit our ability to obtain meaningful patent protection. If we wish to make, use, sell, offer to sell, or import the technology or compound claimed in issued and unexpired patents owned by others, we may need to obtain a license from the owner, develop or obtain alternative technologies, enter into litigation to challenge the validity of the patents, or incur the risk of litigation in the event that the owner asserts that we infringe its patents. If patents containing competitive or conflicting claims are issued to third parties and these claims are ultimately determined to be valid, we and our collaboration partners may be enjoined from pursing research, development, or commercialization of products, or be required to obtain licenses to these patents, or to develop or obtain alternative technologies.

If a third party asserts that we infringe upon its patents or other proprietary rights, we could face a number of issues that could materially harm our competitive position, including:
•infringement and other intellectual property claims, which could be costly and time-consuming to litigate, whether or not the claims have merit, and which could prevent or delay getting our products to market and divert management time and attention from our business;
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

The industries in which we operate, and the biotechnology industry in particular, are characterized by frequent and extensive litigation and patent agency procedures regarding patents and other intellectual property rights. Many biotechnology companies have employed intellectual property litigation as a way to gain a competitive advantage. If any of our competitors have filed patent applications or obtained patents that claim inventions also claimed by us, we may have to participate in interference proceedings declared by the relevant patent regulatory agency to determine priority of invention and, thus, the right to the patents for these inventions in the United States. In addition, third parties may be able to challenge the validity of one or more of our patents using available post-grant procedures including oppositions and inter partes reviews. These proceedings could result in substantial cost to us even if the outcome is favorable. Even if successful, an interference or post-grant proceeding may result in loss of certain of our patent claims. Our involvement in litigation, interferences, opposition proceedings or other intellectual property proceedings inside and outside of the United States, to defend our intellectual property rights, or as a result of alleged infringement of the rights of others, may divert management time and attention to business operations and could cause us to spend significant resources, all of which could harm our business and results of operations.

Many of our employees were previously employed at universities, biotechnology, specialty chemical companies, including our competitors or potential competitors. We may be subject to claims that these employees have inadvertently or otherwise used or disclosed trade secrets or other proprietary information of their former employers. Litigation may be necessary to defend against these claims. If we fail in defending such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel and be enjoined from certain activities. A loss of key research personnel or their work product, especially to our competitors or potential competitors, could hamper or prevent our ability to commercialize our product candidates, which could materially harm our business. Even if we are successful in prosecuting or defending against these claims, litigation could result in substantial costs and demand on management resources.

We may need to commence litigation to enforce our intellectual property rights, which would divert resources and management's time and attention, and the results of which would be uncertain.

Our commercial success depends in part on obtaining, maintaining and defending intellectual property protection for our products and assets. Enforcement of our intellectual property rights may require us to bring claims against third parties that are using our proprietary rights without permission, and such process is expensive, time-consuming, and uncertain. Significant litigation would result in substantial costs, even if the eventual outcome is favorable to us, and would divert management's attention from our business objectives. In addition, an adverse outcome in litigation could result in a substantial loss of our proprietary rights, and we may lose our ability to exclude others from practicing our technology or producing our product candidates.

Patent enforcement generally must be sought on a country-by-country basis, and the laws of some foreign countries do not protect intellectual property rights to the same extent as do the laws of the United States. Many companies have encountered significant problems in protecting and defending intellectual property rights in certain foreign jurisdictions. The legal systems of certain countries, particularly certain developing countries, do not favor the enforcement of patents by foreign holders and other intellectual property protection, particularly those relating to biotechnology and/or bioindustrial technologies. This could make it difficult for us to stop the infringement of our patents or misappropriation of our other intellectual property rights. Proceedings to enforce our patent rights in foreign jurisdictions could result in substantial costs and divert our efforts and attention from other aspects of our business. Moreover, our efforts to protect our intellectual property rights in such countries may be inadequate.

We do not have exclusive rights to intellectual property we develop under U.S. federally funded research grants and contracts, including with DARPA and DOE, and we could ultimately share or lose the rights we do have under certain circumstances.

Some of our intellectual property rights have been or may be developed in the course of research funded by the U.S. government, including under our agreements with DARPA and DOE. As a result, the U.S. government may have certain rights to intellectual property embodied in our current or future products pursuant to the Bayh-Dole Act of 1980. Government rights in certain inventions developed under a government-funded program include a non-exclusive, non-transferable, irrevocable worldwide license to use inventions for any governmental purpose. In addition, the U.S. government has the right to require us, or an assignee or exclusive licensee to such inventions, to grant licenses to any of these inventions to a third party if the U.S. government determines that: (i) adequate steps have not been taken to commercialize the invention; (ii) government action is necessary to meet public health or safety needs; (iii) government action is necessary to meet requirements for public use under federal regulations; or (iv) the right to use or sell such inventions is exclusively licensed to an entity within the U.S. and substantially manufactured outside the United States without the U.S. government’s prior approval. Additionally, we may be restricted from granting exclusive licenses for the right to use or sell our inventions created pursuant to such agreements unless the licensee agrees to additional restrictions (e.g., manufacturing substantially all of the invention in the United States). The U.S. government also has the right to take title to these inventions if we fail to disclose the invention to the government and fail to file an application to register the intellectual property within specified time limits. In addition, the U.S. government may acquire title in any country in which a patent application is not filed within specified time limits. Additionally, certain inventions are subject to transfer restrictions during the term of these agreements and for a period thereafter, including sales of products or components, transfers to foreign subsidiaries for the purpose of the relevant agreements, and transfers to certain foreign third parties. If any of our intellectual property becomes subject to any of the rights or remedies available to the U.S. government or third parties pursuant to the Bayh-Dole Act of 1980, this could impair the value of our intellectual property and could adversely affect our business.

Our products subject us to product safety risks, and we may be sued for product liability.

The design, development, production and sale of our products involve an inherent risk of product liability claims and the associated adverse publicity. Our products could be used by a wide variety of consumers with varying levels of sophistication. Although safety is a priority for us, we are not always in control of the final uses and formulations of the products we supply or their use as ingredients. Our products could have detrimental impacts or adverse impacts we cannot anticipate. Despite our efforts, negative publicity about the Company, including product safety or similar concerns, whether real or perceived, could occur, and our products could face withdrawal, recall or other quality issues. In addition, we may be named directly in product liability suits relating to our products, even for defects resulting from errors of our commercial partners, contract manufacturers, chemical finishers, customers or end users of our products. These claims could be brought by various parties, including customers who are purchasing products directly from us or other users who purchase products from our customers. We could also be named as co-parties in product liability suits that are brought against the contract manufacturers with whom we partner to produce our products. Insurance coverage is expensive, may be difficult to obtain and may not be available in the future on acceptable terms. Any insurance we do maintain may not provide adequate coverage against potential losses, and if claims or losses exceed our liability insurance coverage, our business would be adversely impacted. In addition, insurance coverage may become more expensive, which would harm our results of operations.

We may become subject to lawsuits or indemnity claims in the ordinary course of business, which could materially and adversely affect our business and results of operations.

From time to time, we may in the ordinary course of business be named as a defendant in lawsuits, indemnity claims and other legal proceedings. These actions may seek, among other things, compensation for alleged personal injury, employment discrimination, breach of contract, property damage and other losses or injunctive or declaratory relief. In the event that such actions, claims or proceedings are ultimately resolved unfavorably to us at amounts exceeding our accrued liability, or at material amounts, the outcome could materially and adversely affect our reputation, business, financial condition, results of operations and growth prospects. In addition, payments of significant amounts, even if reserved, could adversely affect our liquidity position. For more information regarding our current legal proceedings, please refer to the section entitled “Legal Proceedings” in Part I, Item 3 of this Annual Report on Form 10-K.

Risks Related to Ownership of Our Common Stock

Our stock price has been, and may continue to be, volatile.

The market price of our common stock has been, and may continue to be, subject to material volatility. Such fluctuations could be in response to, among other things, the factors described in this “Risk Factors” section, or other factors, some of which are beyond our control, such as:
•the ongoing impacts of the COVID-19 pandemic and resulting impact on stock market performance;
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

In the past, many companies that have experienced volatility and sustained declines in the market price of their stock have become subject to securities class action and derivative action litigation. We have been involved in four such lawsuits that were dismissed in September 2017, July 2018 and September 2018, and were involved in one such lawsuit that was resolved in December 2020. We are currently defending two such lawsuits, as described in more detail below under “Legal Proceedings,” and we may be the target of this type of litigation in the future. Securities litigation against us could result in substantial costs and divert our management’s attention from other business concerns, which could materially harm our business. Any insurance we maintain may not provide adequate coverage against potential losses such securities litigation, and if claims or losses exceed our liability insurance coverage, our business would be adversely impacted. In addition, insurance coverage may become more expensive, which would harm our results of operations.

The concentration of our capital stock ownership and certain rights we have granted to insiders will limit the ability of other stockholders to influence corporate matters and presents risks related to our future securities offerings, which could substantially impact our business.

As of December 31, 2020, over 50% of our capital stock was beneficially owned by five significant stockholders, including Foris Ventures, LLC (Foris), FMR LLC, DSM, Vivo Capital LLC (Vivo), and Farallon Capital. Furthermore, most of these parties and other insider stockholders holds some or a combination of convertible preferred stock, warrants and purchase rights, pursuant to which they may acquire additional shares of our common stock and thereby increase their ownership interest in the Company. Additionally, Foris is indirectly owned by John Doerr, one of our current directors, and each of DSM and Vivo have one or more directors on our Board of Directors pursuant to designation rights under their respective agreements with the Company. This significant concentration of share ownership may adversely affect the trading price of our common stock because investors often perceive disadvantages in owning stock in companies with stockholders with significant interests. Also, these stockholders, acting together, may be able to control or materially influence our management and affairs and matters requiring stockholder approval, including the election of directors and the approval of significant corporate transactions such as mergers, consolidations or the sale of all or substantially all of our assets, and may not act in the best interests of our other stockholders. Consequently, this concentration of ownership may have the effect of delaying or preventing a change of control, or a change in our management or Board of Directors, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of the Company, even if such actions would benefit our other stockholders.

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

Additionally, in connection with their investments in the Company, we granted certain investors, including DSM and Vivo, a right of first investment if we propose to sell securities in certain financing transactions. With these rights, such investors may subscribe for a portion of any such new financing and require us to comply with certain notice periods, which could discourage other investors from participating in, or cause delays in our ability to close, such a financing.

While we have a related-party transactions policy that requires certain approvals of any transaction between the Company and a significant stockholder or its affiliates, there can be no assurance that our significant stockholders will act in the best interests of our other stockholders, which could harm our results of operations and cause our stock price to decline.

Future sales and issuances of our common stock, convertible securities, warrants or rights to purchase common stock could result in additional dilution of the percentage ownership of our stockholders and could cause our stock price to decline.

From time to time, we have sold a substantial number of warrants and rights to acquire our common stock as well as convertible securities, which, if exercised, purchased or converted, result in dilution to our stockholders. In the future, we may sell additional warrants, rights, convertible or exchangeable securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time, to finance our business operations and investments. To the extent we raise capital by issuing equity securities, our stockholders may experience substantial dilution.

If our existing stockholders, particularly our largest stockholders, our directors, their affiliates, or our executive officers, sell a substantial number of shares of our common stock in the public market, the market price of our common stock could decrease materially. The perception in the public market that these stockholders might sell our common stock could also depress the market price of our common stock and could impair our future ability to obtain capital, especially through an offering of equity securities.

We have in place, or have agreed to file, registration statements for the resale of certain shares of our common stock held by, or issuable to, certain of our largest stockholders. All of our common stock sold pursuant to an offering covered by such registration statements will be freely transferable. In addition, shares of our common stock issued or issuable under our equity incentive plans to employees and directors have been registered on Form S-8 registration statements and may be freely sold in the public market upon issuance, except for shares held by affiliates who have certain restrictions on their ability to sell.

We are subject to new U.S. foreign investment regulations which may impose additional burdens on or may limit certain investors' ability to purchase our common stock, potentially making our common stock less attractive to investors.

The U.S. Department of Treasury implemented part of the Foreign Investment Risk Review Modernization Act (FIRRMA) on November 10, 2018. The FIRRMA program expands the jurisdiction of the Committee on Foreign Investment in the United States (CFIUS), to include certain direct or indirect foreign investments in a defined category of U.S. companies, including companies involved in critical infrastructure and critical technologies. Among other things, FIRRMA empowers CFIUS to require certain mandatory filings in connection with certain foreign investments in U.S. companies and permits CFIUS to charge filing fees related to such filings. Such filings are subject to review by CFIUS, which will have the authority to recommend that the U.S. President block or impose conditions on certain foreign investments in companies subject to CFIUS’s oversight. Any such restrictions on the ability of foreign investors to invest in the Company could limit our ability to engage in strategic transactions that may benefit our stockholders, including a change of control, and may prevent our stockholders from receiving a premium for their shares of our common stock in connection with a change of control, and could also affect the price that some investors are willing to pay for our common stock.

If securities or industry analysts do not publish or cease publishing research or reports about us, our business or our market, or if they change their recommendations regarding our stock adversely, our stock price and trading volume could decline.

The trading market for our common stock will be influenced by the research and reports that industry or securities analysts may publish about us, our business, our market or our competitors. If any of the analysts who cover the Company change their recommendation regarding our stock adversely, or provide more favorable relative recommendations about our competitors, our stock price would likely decline. If any analyst who may cover the Company were to cease coverage of our stock or fail to regularly publish reports on the Company, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline.

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

Our Certificate of Incorporation and Bylaws contain provisions that could delay or prevent a change in control. These provisions could also make it more difficult for stockholders to nominate directors and take other corporate actions. These provisions include:
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

Section 203 of the Delaware General Corporation Law (the "DGCL") prohibits, subject to some exceptions, “business combinations” between a Delaware corporation and an “interested stockholder,” which is generally defined as a stockholder who becomes a beneficial owner of 15% or more of a Delaware corporation’s voting stock, for a three-year period following the date that the stockholder became an interested stockholder. While we have agreed to opt out of Section 203 through our Certificate of Incorporation, our Certificate of Incorporation contains substantially similar protections to the Company and stockholders as those afforded under Section 203.

These and other provisions in our Certificate of Incorporation and our Bylaws could discourage potential takeover attempts, reduce the price that investors are willing to pay in the future for shares of our common stock and result in the market price of our common stock being lower than it would be without these provisions.

The exclusive forum provisions in our restated Bylaws may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or any of our directors, officers, or other employees, which may discourage lawsuits with respect to such claims.

In November 2020, we amended our restated Bylaws to provide that, to the fullest extent permitted by law, the Court of Chancery of the State of Delaware will be the exclusive forum for any derivative action or proceeding brought on our behalf; any action asserting a breach of fiduciary duty; any action asserting a claim against us arising pursuant to the DGCL, our certificate of incorporation, or our restated Bylaws; or any action asserting a claim against us that is governed by the internal affairs doctrine. Our restated bylaws further provide that the U.S. federal district courts will, to the fullest extent permitted by law, be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act, or a Federal Forum Provision. Our decision to adopt a Federal Forum Provision followed a decision by the Supreme Court of the State of Delaware holding that such provisions are facially valid under Delaware law. While there can be no assurance that federal or state courts will follow the holding of the Delaware Supreme Court or determine that the Federal Forum Provision should be enforced in a particular case, application of the Federal Forum Provision means that suits brought by our stockholders to enforce any duty or liability created by the Securities Act must be brought in federal court and cannot be brought in state court.

These choice of forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or any of our directors, officers, or other employees, which may discourage lawsuits with respect to such claims. Alternatively, if a court were to find the choice of forum provisions contained in our Certificate of Incorporation or restated Bylaws to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, financial condition and results of operations. In addition, Section 203 of the DGCL may discourage, delay or prevent a change in control of our company. Section 203 imposes certain restrictions on mergers, business combinations and other transactions between us and holders of 15% or more of our common stock.

General Risks

We may not be able to fully enforce covenants not to compete with and not to solicit our employees, and therefore we may be unable to prevent our competitors from benefiting from the expertise of such employees.

Our proprietary information and inventions agreements with our employees contain non-compete and non-solicitation provisions. These provisions prohibit our employees from competing directly with our business or proposed business or working for our competitors during their term of employment, and from directly or indirectly soliciting our employees or consultants to leave us for any purpose. Under applicable U.S. and Brazilian law, we may be unable to enforce these provisions. If we cannot enforce these provisions with our employees, we may be unable to prevent our competitors from benefiting from the expertise of such employees. Even if these provisions are enforceable, they may not adequately protect our interests. The defection of one or more of our employees to a competitor could materially adversely affect our business, results of operations and ability to capitalize on our proprietary information.

Loss of key personnel, including key management personnel and key members of our research and development programs, and/or failure to attract and retain additional personnel could delay our product development programs and harm our research and development efforts and our ability to meet our business objectives.

Our business involves complex, global operations across a variety of markets and requires a management team and employee workforce that are knowledgeable in the many areas in which we operate. As we continue to build our business, we will need to hire and retain qualified research and development, management, and other personnel to succeed. The process of hiring, training, and successfully integrating qualified personnel into our operations in the United States, Brazil, and other countries in which we may seek to operate, can be lengthy and expensive. The market for qualified personnel is very competitive because of the limited number of people available who have the necessary technical skills and understanding of our technology and products. Our failure to hire and retain qualified personnel could impair our ability to meet our research and development and business objectives and adversely affect our results of operations and financial condition.

The loss of any key member of our management or any key technical and operational employee, or the failure to attract or retain such employees, could prevent us from developing and commercializing our products for our target markets and executing our business strategy. In addition, we may not be able to attract or retain qualified employees in the future due to the intense competition for qualified personnel among biotechnology and other technology-based businesses. Furthermore, any reductions to our workforce as part of potential cost-saving measures, such as those discussed above with respect to our planned actions to continue as a going concern, may make it more difficult for us to attract and retain key employees. If we do not maintain the necessary personnel to accomplish our business objectives, we may experience staffing constraints that will adversely affect our ability to meet the demands of our collaboration partners and customers in a timely fashion or to support our internal research and development programs and operations. In particular, our product and process development programs depend on our ability to attract and retain highly skilled technical and operational personnel. Competition for such personnel from numerous companies and academic and other research institutions may limit our ability to do so on acceptable terms. All of our U.S. employees are “at-will” employees, which means that either the employee or the Company may terminate the employee's employment at any time.

Our operations rely on sophisticated information technology and equipment systems, a disruption of which could harm our operations.

We rely on various information technology and equipment systems, some of which are dependent on services provided by third parties, to manage our technology platform and operations. These systems provide critical data and services for internal and external users, including research and development activities, procurement and inventory management, transaction processing, financial, commercial and operational data, partner and joint venture activities, human resources management, legal and tax compliance and other processes necessary to operate and manage our business. These systems are complex and are frequently updated as technology improves, and include software and hardware that is licensed, leased, or purchased from third parties. If our information technology and equipment systems experience breaches or other failures or disruptions, our systems and the information contained therein could be compromised. While we have implemented security measures and disaster recovery plans designed to mitigate the effects of any failures or disruption of these systems, such measures may not adequately prevent adverse events such as breaches or failures from occurring or mitigate their severity if they do occur. If our information technology or equipment systems are breached, damaged, or fail to function properly due to internal errors or defects, implementation or integration issues, catastrophic events, or power outages, we may experience a material disruption in our ability to manage our business operations. Failure or disruption of these systems could have a material adverse effect on our results of operations and financial condition.

Increased information systems security threats and more sophisticated, targeted computer invasions could pose a risk to our technology platform and operations.

Increased information systems security threats, cyber- or phishing-attacks and more sophisticated, targeted computer invasions pose a risk to the security of our systems and networks, and the confidentiality, availability, and integrity of our data, operations, and communications, and our exposure to such risks is enhanced in our remote work environment as a result of the COVID-19 pandemic. Cyber-attacks against our technology platform and infrastructure could result in exposure of confidential information, the modification of critical data, and/or the failure of critical operations. Likewise, improper or inadvertent employee behavior, including data privacy breaches by employees and others with permitted access to our systems may pose a risk that sensitive data may be exposed to unauthorized persons or to the public. While we attempt to mitigate these risks by employing a number of measures, including security measures, employee training, comprehensive monitoring of our networks and systems, maintenance of backup and protective systems, and incident response procedures, if these measures prove inadequate, we could be adversely affected by, among other things, loss or damage of intellectual property, proprietary and confidential information, data integrity, and communications or customer data, increased costs to prevent, respond to, or mitigate these cyber security threats and interruptions of our business operations.

Growth may place material demands on our management, our infrastructure, and our contract manufacturing relationships.

We have experienced, and expect to continue to experience, expansion of our business as we continue to make efforts to develop and bring our products to market. We have grown from approximately 300 employees at the time of our initial public offering in 2010 to 595 full-time employees at December 31, 2020. Our growth and diversified operations have placed, and may continue to place, material demands on our management and our operational and financial infrastructure. In particular, continued growth could strain our ability to:
•manage multiple research and development programs;
•operate multiple manufacturing facilities around the world;
•develop and improve our operational, financial and management controls;
•enhance our reporting systems and procedures;
•recruit, train and retain highly skilled personnel;
•develop and maintain our relationships with existing and potential business partners including contract manufacturers;
•maintain our quality standards; and
•maintain customer satisfaction.

Managing our growth will require material expenditures and allocation of valuable management resources. If we fail to achieve the necessary level of efficiency in our organization as it grows, our business, financial condition, and results of operations would be adversely impacted.

Our headquarters and other facilities are located in active earthquake and tsunami or in active hurricane zones, and an earthquake, hurricane or other type of natural disaster affecting us or our suppliers could cause resource shortages, disrupt our business and harm our results of operations.

We conduct our primary research and development operations in the San Francisco Bay Area in an active earthquake and tsunami zone, and certain of our suppliers conduct their operations in the same region or in other locations that are susceptible to natural disasters. In addition, California and some of the locations where certain of our suppliers are located have experienced shortages of water, electric power and natural gas from time to time. The occurrence of a hurricane or associated flooding in the Wilmington, North Carolina area could cause damage to our facility located in Leland or result in localized extended outages of utilities or transportation systems. The occurrence of a natural disaster, such as an earthquake, hurricane, drought or flood, or localized extended outages of critical utilities or transportation systems, or any critical resource shortages, affecting us or our suppliers could cause a material interruption in our business, damage or destroy our facilities, production equipment or inventory or those of our suppliers and cause us to incur material costs or result in limitations on the availability of our raw materials, any of which could harm our business, financial condition and results of operations. The insurance we maintain against fires, earthquakes and other natural disasters may not be adequate to cover our losses in any particular case. Our facilities undergo annual loss control audits and both our Emeryville and Leland facilities have emergency actions plans outlining emergency response practices for these and other emergency scenarios. Training on emergency response is provided to all employees at hire and annually thereafter as a refresh.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The following is a summary of our principal facilities as of December 31, 2020. We lease our principal office and research and development facilities located in Emeryville, California. We hold a 50% ownership interest in a manufacturing facility and related land located in Leland, North Carolina and lease a pilot plant and demonstration facility and related office and laboratory space located in Campinas, Brazil. Our lease agreements expire at various dates through the year 2031.

Location	Approximate Square Feet	Operations
U.S.
Emeryville, California	136,000	Executive offices; research and development, administrative and pilot plant
Leland, North Carolina	19,400	Manufacturing (joint venture with Nikko)
BRAZIL
Campinas, Brazil	44,000	Pilot plant, research and development and administrative

We believe that our current facilities are suitable and adequate to meet our needs and that suitable additional space will be available to accommodate the foreseeable expansion of our operations. Based on our anticipated volume requirements for 2021 and beyond, we will likely need to identify and secure access to additional production capacity in 2021 and beyond, which we plan to obtain by constructing a new facility in Brazil and by increasing our use of contract manufacturers, including our collaboration partner, DSM. We are currently making plans to secure such additional capacity.

ITEM 3. LEGAL PROCEEDINGS

For a description of our significant pending legal proceedings, please see Note 9, Commitments and Contingencies of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information for Common Stock

Our common stock is traded on the Nasdaq Global Select Market under the symbol AMRS.

At February 28, 2021, there were 84 holders of record (not including beneficial holders of stock held in street names) of our common stock.

Dividend Policy

We have never declared or paid any cash dividend on our common stock. We intend to retain any future earnings and do not expect to pay cash dividends in the foreseeable future.

Recent Sales of Unregistered Equity Securities and Use of Proceeds

For information regarding unregistered sales of our equity securities during the two years ended December 31, 2020, see the financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

See Note 15, “Subsequent Events” in Part II, Item 8 of this Annual Report on Form 10-K for information regarding unregistered sales of our equity securities subsequent to December 31, 2020.

Securities Authorized for Issuance under Equity Compensation Plans

The following table shows certain information concerning our common stock reserved for issuance in connection with our 2005 Stock Option/Stock Issuance Plan, our 2010 Equity Incentive Plan, our 2020 Equity Incentive Plan and our 2010 Employee Stock Purchase Plan, all as of December 31, 2020:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options	Number of securities to be issued upon vesting of outstanding restricted stock units	Number of securities remaining available for future issuance under equity compensation plans(1)(2)
Equity compensation plans approved by security holders	6,502,096	$7.64	7,043,909	5,782,707
Equity compensation plans not approved by security holders	—	—	—	—
Total	6,502,096	$7.64	7,043,909	5,782,707

(1)    Includes 5,287,852 shares reserved for future issuance under our 2020 Equity Incentive Plan and 494,855 shares reserved for future issuance under our 2010 Employee Stock Purchase Plan. No shares are reserved for future issuance under our 2005 Stock Option/Stock Issuance Plan other than shares issuable upon exercise of equity awards outstanding under such plan.

(2)    Effective January 1, 2021, the number of shares available for future issuance under our 2020 Equity Incentive Plan is expected to be increased by up to 12,247,572 shares pursuant to the automatic increase provision contained in the 2020 Equity Incentive Plan and the number of shares available for future issuance under our 2010 Employee Stock Purchase Plan is expected to be increased by up to 40,527 shares, in each case pursuant to automatic increase provisions contained in the respective plans, as discussed in more detail below.

Our 2020 Equity Incentive Plan includes all shares of our common stock previously reserved but unissued under the 2010 Equity Incentive Plan and all shares of our common stock reserved for issuance under our 2005 Stock Option/Stock Issuance Plan immediately prior to our initial public offering that were not subject to outstanding grants as of the completion of such offering. In addition, any shares of our common stock (i) issuable upon exercise of stock options granted under our 2005 Stock Option/Stock Issuance Plan or under our 2010 Equity Incentive Plan that cease to be subject to such options and (ii) issued under our 2005 Stock Option/Stock Issuance Plan or under our 2010 Equity Incentive Plan that are forfeited or repurchased by us at the original issue price, will become part of our 2020 Equity Incentive Plan reserve.

The number of shares available for grant and issuance under our 2020 Equity Incentive Plan is increased on January 1 of each year during the term of the plan by an amount equal to the lesser of (1) five percent (5%) of our shares outstanding on the immediately preceding December 31 and (2) a number of shares as may be determined by our Board of Directors or the Leadership, Development, Inclusion, and Compensation Committee in their discretion. In addition, shares will again be available for grant and issuance under our 2020 Equity Incentive Plan that are:

•subject to issuance upon exercise of an option or stock appreciation right granted under our 2020 Equity Incentive Plan and that cease to be subject to such award for any reason other than the award’s exercise;

•subject to an award granted under our 2020 Equity Incentive Plan and that are subsequently forfeited or repurchased by us at the original issue price;

•surrendered pursuant to an exchange program; or

•subject to an award granted under our 2020 Equity Incentive Plan that otherwise terminates without shares being issued.

The number of shares reserved for issuance under our 2010 Employee Stock Purchase Plan is increased on January 1 of each year during the term of the plan by an amount equal to the lesser of (1) one percent (1%) of our shares outstanding on the immediately preceding December 31 and (2) a number of shares as may be determined by our Board of Directors or the Leadership, Development, Inclusion, and Compensation Committee of the Board in their discretion, provided that the aggregate number of shares issued over the term of our 2010 Employee Stock Purchase Plan shall not exceed 1,666,666 shares.

For more information regarding our 2020 Equity Incentive Plan and 2010 Employee Stock Purchase Plan, see Note 12, “Stock-based Compensation” in Part II, Item 8 of this Annual Report on Form 10-K.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

As a leading synthetic biotechnology company active in the Clean Health and Beauty markets through our consumer brands and a top supplier of sustainable and natural ingredients, we apply our proprietary Lab-to-Market biotechnology platform to engineer, manufacture and market high performance, natural and sustainably sourced products. We do so with the use of computational tools, strain construction tools, screening and analytics tools, and advanced lab automation and data integration. Our biotechnology platform enables us to rapidly engineer microbes and use them as catalysts to metabolize renewable, plant-sourced sugars into high-value ingredients that we manufacture at industrial scale. Through the combination of our biotechnology platform and our industrial fermentation process, we have successfully developed, produced and commercialized thirteen distinct molecules used in formulations by thousands of leading global brands.

We believe that synthetic biology represents a third industrial revolution, bringing together biology and engineering to generate new, more sustainable materials to meet the growing global demand for bio-based replacements of petroleum-based and traditional animal- or plant-derived ingredients. We continue to generate demand for our current portfolio of products through an extensive go-to-market network provided by our partners that are the leading companies in our target markets. Via our partnership model, our partners invest in the development of molecules to take it from the lab to commercial scale and use their extensive marketing and sales capabilities to sell our ingredients and formulations to their customers. We capture long-term revenue both through the production and sale of our molecules to our partners and through royalty revenues from our partners' product sales to their customers. We have also successfully formulated our unique, natural and sustainably-sourced ingredients into wholly-owned consumer brands, including Biossance® our clean beauty skincare brand, Pipette®, our baby and mother care brand, and PurecaneTM, our alternative sweetener brand. We are marketing our brands directly to consumers via our ecommerce platforms, in brick-and-mortar stores, and online via various retail partners.

We were founded in 2003 in the San Francisco Bay area by a group of scientists from the University of California, Berkeley. Through a grant in 2005 from the Bill & Melinda Gates Foundation, we developed technology capable of creating microbial strains that produce artemisinic acid, a precursor of artemisinin, an anti-malarial drug.

We produced a renewable farnesene brand, Biofene®, a long-chain, branched hydrocarbon molecule that we manufacture through fermentation using engineered microbes. Our farnesene derivatives are sold in hundreds of products as nutraceuticals, skincare products, fragrances, solvents, polymers, and lubricant ingredients. In 2014, we began manufacturing additional molecules for the Flavor & Fragrance industry; in 2015, we began investing to expand our capabilities to other small molecule chemical classes via our collaboration with the Defense Advanced Research Projects Agency (DARPA); and in 2016, we expanded into proteins. We then made the strategic decision to transition our business model from low margin commodity markets to higher margin specialty ingredients markets. We began the transition by first commercializing and supplying farnesene-derived squalane as a cosmetic ingredient to formulators and distributors. We also entered into collaboration and supply agreements for the development and commercialization of molecules within the Flavor & Fragrance and Clean Beauty markets. We partner with our customers to create sustainable, high performing, low-cost molecules that replace an ingredient in their supply chains. We commercially scale and manufacture those molecules. Our revenue is generated from research and development collaboration programs, grants, renewable product sales, and license and royalty revenues from our renewable product portfolios.

All of our non-government partnerships include commercial terms for the supply of molecules we produce at commercial scale. The first molecule to generate revenue for us outside of farnesene was a fragrance molecule launched in 2015. Since the launch, this and additional fragrance molecules have continued to generate sales year over year. Our partners for these molecules are indicating continued strong growth due to their cost advantaged position, high purity of our molecules and our sustainable production method. In 2019, we commercially produced and shipped our Reb M product that is an alternative sweetener and sugar replacement for food and beverages. In 2020, we added a total of six new ingredients to our portfolio. We have a pipeline that can deliver an estimated two to three new molecules each year over the coming years.

Our time to market for molecules has decreased from seven years to less than a year for our most recent molecule, mainly due to our ability to leverage our biotechnology platform with proprietary computational tools, strain construction tools, screening and analytics tools, and advanced lab automation and data integration. Our state-of-the-art infrastructure includes industry-leading strain engineering and lab automation located in Emeryville, California, pilot-scale production facilities in Emeryville, California and Campinas, Brazil, a demonstration-scale facility in Campinas, Brazil and a commercial scale production facility in Leland, North Carolina (owned and operated by our Aprinnova joint venture). We are able to use a wide variety of feedstocks for production but have focused on sourcing Brazilian sugarcane for our large-scale production because of its renewability, low cost and relative price stability. We are constructing a new purpose-built, large-scale specialty ingredients facility in Brazil, which we anticipate will allow for the manufacture of up to five products concurrently, including both our specialty ingredients portfolio and our alternative sweetener product. In September 2019, we obtained the necessary permits and broke ground for this facility and we expect construction to be completed by the end of 2021. During construction, we continue to manufacture our products at manufacturing sites in Brazil, the U.S. and Europe.

Sales and Revenue

We recognize revenue from product sales, license fees and royalties, and grants and collaborations.

We have research and development collaboration arrangements for which we receive payments from our collaboration partners, which include DARPA, Koninklijke DSM N.V. (DSM), Firmenich SA (Firmenich), Givaudan International SA (Givaudan), Yifan Pharmaceutical Co. Ltd. (Yifan) and others. Some of our collaboration arrangements provide for advance payments to us in consideration for grants of exclusivity or research efforts that we will perform. Our collaboration agreements, which may require us to achieve milestones prior to receiving payments, are expected to contribute revenues from product sales and royalties if and when they are commercialized. See Note 10, “Revenue Recognition” in Part II, Item 8 of this Annual Report on Form 10-K for additional information.

We have several other collaboration molecules in our development pipeline with partners including DSM, Givaudan, Firmenich and Yifan that we expect will contribute revenues from product sales and royalties if and when they are commercialized.

COVID-19 Business Update

We have been closely monitoring the impact of the global COVID-19 pandemic on all aspects of our business, including how it has and will impact our employees, partners, supply chain, and distribution network. Since the start of the pandemic in early 2020, we developed a comprehensive response strategy including establishing a cross-functional COVID-19 task force and implementing business continuity plans to manage the impact of the COVID-19 pandemic on our employees and our business. We have applied recommended public health strategies designed to prevent the spread of COVID-19 and have been focused on the health and welfare of our employees. We have successfully managed to sustain ongoing critical production campaigns and infrastructure while staying in compliance with State and County public health orders.

Accordingly, since the end of the first quarter of 2020, we have initiated several precautions in accordance with local regulations and guidelines to mitigate the spread of COVID-19 infection across our businesses, which has impacted the way we carry out our business, including additional sanitation and cleaning procedures in our laboratories and other facilities, on-site COVID-19 testing, temperature and symptom confirmations, instituting remote working when possible, and implementing social distancing and staggered worktime requirements for our employees who must work on-site. Our plans to reopen our sites and enable a broad return to work in our offices, laboratories and production facilities will continue to follow local public health plans and guidelines. As the effects of the COVID-19 pandemic and the availability of vaccines continue to rapidly evolve, even if our employees more broadly return to work in our offices, laboratories and production facilities, we have the flexibility to resume more restrictive on-site and remote work models, if needed, as a result of spikes or surges in COVID-19 infection, hospitalization rates or otherwise. See “Risk Factors – Business and Operational Risks - The COVID-19 pandemic has impacted our business and results of operations and could have a material adverse effect on our business, results of operations and financial condition in the future.”

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

For a more detailed discussion of our critical accounting estimates and policies, see Note 1, "Basis of Presentation and Summary of Significant Accounting Policies" in Part II, Item 8 of this 2020 Form 10-K.

Results of Operations

Revenue

Years Ended December 31, (In thousands)	2020	2019	Change
Revenue:
Renewable products	$104,338	$59,872	74%
Licenses and royalties	50,991	54,043	(6)%
Grants and collaborations	17,808	38,642	(54)%
Total revenue	$173,137	$152,557	13%

Total revenue increased by 13% to $173.1 million in 2020. Renewable products revenue increased by 74% to $104.3 million in 2020, due to a 197% increase in consumer products revenue and a 26% increase in ingredients revenue.

Licenses and royalties revenue decreased by 6% to $51.0 million in 2020, due to a reduction from DSM, partly offset by an increase from Firmenich.

Grants and collaborations revenue decreased by 54% to $17.8 million in 2020, primarily due to no collaboration revenue generated under our cannabinoid agreement in 2020 as compared to $18.3 million in 2019.

Our revenues are dependent on the timing and nature of arrangements entered into with our customers, which may include multiple performance obligations for which revenue accounting requires significant judgement and estimates. Based on the nature of our customer arrangements, our revenues may vary significantly from one period to the next.

Cost and Operating Expenses

Years Ended December 31, (In thousands)	2020	2019	Change
Cost of products sold	$87,812	$76,185	15%
Research and development	71,676	71,460	—%
Sales, general and administrative	137,071	126,586	8%
Impairment of other assets	—	216	(100)%
Total cost and operating expenses	$296,559	$274,447	8%

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

Cost of products sold increased by 15% to $87.8 million in 2020, primarily due to a 74% increase in renewable products revenue, mostly offset by significant improvements in unit costs and manufacturing efficiencies.

Research and Development Expenses

Research and development expenses increased by 0.3% to $71.7 million in 2020, primarily due to increases in professional services and employee compensation, mostly offset by a net decrease in equipment-related expense. Equipment-related expense, including depreciation, decreased as the result of our replacing equipment rentals with financing leases, which replaced monthly rental expense with depreciation expense over a 3- to 5-year useful life for capitalized equipment.

Sales, General and Administrative Expenses

Sales, general and administrative expenses increased by 8% to $137.1 million in 2020, primarily due to an $11.5 million increase in sales and marketing expense related to our consumer brands.

Impairment of Other Assets

In 2019, we impaired $0.2 million of contingent consideration that had been recorded in 2017 in connection with the December 2017 sale of our factory in Brasil. There was no such impairment in 2020.

Other Income (Expense), Net

Years Ended December 31, (In thousands)	2020	2019	Change
Interest expense	$(47,951)	$(58,665)	(18)%
(Loss) gain from change in fair value of derivative instruments	(11,362)	2,777	(509)%
Loss from change in fair value of debt	(89,827)	(19,369)	364%
Loss upon extinguishment of debt	(51,954)	(44,208)	18%
Other income (expense), net	666	(783)	(185)%
Total other expense, net	$(200,428)	$(120,248)	67%
______________
nm = not meaningful

Total other expense, net was $200.4 million in 2020, compared to $120.2 million in 2019. The $80.2 million increase was primarily comprised of a $70.5 million increase in loss from change in fair value of debt, a $14.1 million swing from a gain to a loss in change in fair value of derivative instruments, and a $7.7 million increase in loss upon extinguishment of debt, partly offset by a $10.7 million decrease in interest expense.

The increase in loss from change in fair value of debt was due to a 95% increase in our stock price during 2020, combined with the addition of a second debt instrument (the Foris Convertible Note) for which we elected to account for at fair value during 2020; see Note 4, "Debt" in Part II, Item 8 of this Annual Report on Form 10-K for details regarding the Foris Convertible Note.

The swing from a gain to a loss in change in fair value of derivative instruments was primarily due to a 95% increase in our stock price during 2020; see Note 3, "Fair Value Measurement" in Part II, Item 8 of this Annual Report on Form 10-K for details regarding our outstanding derivative instruments.

The loss upon extinguishment of debt for the year ended December 31, 2020 was the result of debt modifications and restructuring which required the write-off of significant unamortized debt discount balances and expensing of the fair value of equity instruments granted or modified in connection with the debt settlement or modification.

The reduction in interest expense was primarily due to a decrease in debt discount accretion, along with lower average debt principal balances during 2020 as compared to the prior year.

Income Taxes

For the years ended December 31, 2020 and 2019, we recorded income tax expense of $0.3 million and $0.6 million related to accrued interest on uncertain tax positions.

See Note 13, "Income Taxes" in Part II, Item 8 of this Annual Report on Form 10-K for additional information.

Liquidity and Capital Resources

Years Ended December 31, (In thousands)	2020	2019
Net cash (used in) provided by:
Operating activities	$(175,753)	$(156,933)
Investing activities	(12,781)	(13,080)
Financing activities	222,525	124,910
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(4,268)	(252)
Net increase (decrease) in cash, cash equivalents and restricted cash	$29,723	$(45,355)

Liquidity

We have incurred operating losses since our inception, and we expect to continue to incur losses and negative cash flows from operations through at least the next 12 months following the issuance of this Annual Report on Form 10-K. As of December 31, 2020, we had negative working capital of $16.5 million, an accumulated deficit of $2.1 billion, and cash and cash equivalents of $30.2 million.

As of December 31, 2020, the principal amounts due under our debt instruments (including related party debt) totaled $170.5 million, of which $56.5 million is classified as current. Our debt agreements contain various covenants, including certain restrictions on our business — including restrictions on additional indebtedness, material adverse effect and cross default provisions — that could cause us to be at risk of default. A failure to comply with the covenants and other provisions of our debt instruments, including any failure to make payments when required, would generally result in events of default under such instruments, which could result in the acceleration of a substantial portion of such indebtedness. Acceleration would generally also constitute an event of default under our other outstanding debt instruments, which could result in the acceleration of a substantial portion of our debt repayment obligations.

During 2020 we failed to meet certain covenants under several credit arrangements, including those associated with missed payments, cross-default provisions, minimum liquidity and minimum asset coverage requirements. These lenders provided permanent waivers to us for breaches of all past covenant violations and cross-default payment failures under the respective credit agreements, and significantly reduced the minimum liquidity requirement and substantially increased the base of eligible assets to calculate the asset coverage requirement.

Cash and cash equivalents of $30.2 million as of December 31, 2020 are not sufficient to fund expected future negative cash flows from operations and cash debt service obligations through March 2022. These factors raise substantial doubt about our ability to continue as a going concern within one year after the date that the financial statements in this Annual Report on Form 10-K are issued. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our ability to continue as a going concern will depend, in large part, on our ability to minimize the anticipated negative cash flows from operations during the 12 months from the date of this filing and to raise additional proceeds through strategic transactions, financings, and refinance or extend other existing debt maturities that will occur in June 2021 ($10 million as of the date of this filing), all of which are uncertain and outside of our control.

Our operating plan for 2021 contemplates a significant reduction in net operating cash outflows as compared to the year ended December 31, 2020, resulting from (i) revenue growth from sales of existing and new products with positive gross margins, (ii) reduced production costs as a result of manufacturing and technical developments, (iii) the monetization of certain assets, (iv) an increase in cash inflows from collaboration and grants and licenses and royalties, and (v) lower debt servicing expense. Our operating plan for 2021 also contemplates funding the construction and launch of our new specialty ingredients fermentation facility in Brazil, which will most likely require financing that is significantly above any potential to generate excess cash flows from operations. If we are unable to generate sufficient cash inflows from product sales, licenses and collaboration arrangements, we will need to obtain additional funding from new equity or debt financings, which may not occur timely or on reasonable terms, if at all, and agree to burdensome covenants, grant further security interests in our assets, enter into collaboration and licensing arrangements that require us to relinquish commercial rights, or grant licenses on terms that are not favorable.

If we do not achieve our planned operating results, we may need to take the following actions to support our liquidity needs in 2021:
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

We will need to fund operations for the foreseeable future with cash currently on hand, cash inflows from product sales, licenses and royalties, grants and collaborations, and equity and debt financings, to the extent necessary. Some of our research and development collaborations are subject to the risk that we may not meet milestones. Future equity and debt financings, if needed, are subject to the risk that we may not be able to secure financing in a timely manner or on reasonable terms, if at all.

For details, see the following Notes in Part II, Item 8 of this Annual Report on Form 10-K:
•Note 4, "Debt"
•Note 5, "Mezzanine Equity"
•Note 6, "Stockholders' Deficit"

Cash Flows during the Years Ended December 31, 2020 and 2019

Cash Flows from Operating Activities

Our primary uses of cash from operating activities are for personnel costs and costs related to the production and sales of our products, offset by cash received from sales to customers.

For the year ended December 31, 2020, net cash used in operating activities was $175.8 million, which was primarily comprised of our $326.9 million net loss and a decrease of $54.4 million in working capital, partly offset by $205.5 million of non-cash charges. Non-cash charges were primarily comprised of an $89.8 million loss from change in fair value of debt, a $52.0 million loss upon extinguishment of debt, $13.7 million of stock-based compensation expense, an $11.4 million loss from change in fair value of derivative instruments and $10.5 million of non-cash interest expense in connection with the release of pre-delivery shares to a debt holder in connection with a previous debt issuance. The decrease in working capital was primarily comprised of a $24.2 million increase in accounts receivable, a $16.2 million increase in inventories and a $4.0 million increase in contract assets.

For the year ended December 31, 2019, net cash used in operating activities was $156.9 million, which was comprised of our $242.8 million net loss and a $23.8 million decrease in working capital, partly offset by $109.6 million of non-cash charges. The decrease in working capital was primarily comprised of an $18.0 million increase in inventories, a $17.1 million decrease in lease liabilities, a $13.2 million increase in deferred cost of products sold, an $8.1 million increase in prepaid expenses and other assets, and a $6.9 million decrease in contract liabilities, mostly offset by a $42.7 million combined increase in accounts payable and accrued and other liabilities. Non-cash charges were primarily comprised of a $44.2 million loss upon extinguishment of debt, a $19.4 million loss from change in fair value of debt, $12.6 million of amortization of right-of-use assets under operating leases, $12.6 million of stock-based compensation expense and $11.7 million of debt discount accretion.

Cash Flows from Investing Activities

For the year ended December 31, 2020, net cash used in investing activities was $12.8 million and was comprised of property, plant and equipment purchases.

For the year ended December 31, 2019, net cash provided by investing activities was $13.1 million and was comprised of property, plant and equipment purchases.

Cash Flows from Financing Activities

For the year ended December 31, 2020, net cash provided by financing activities was $222.5 million, primarily comprised of $262.3 million of proceeds from the issuance of common stock and $15.6 million from the issuance of debt, partly offset by $52.0 million of principal payments on debt and $3.5 million of principal payments on financing leases.

For the year ended December 31, 2019, net cash provided by financing activities was $124.9 million, primarily comprised of $53.7 million of proceeds from the issuance of common stock and $189.2 million from the issuance of debt, partly offset by $112.4 million of principal payments on debt and $5.3 million of principal payments on financing leases.

Off-Balance Sheet Arrangements

None.

Contractual Obligations

The following is a summary of our contractual obligations as of December 31, 2020:

Payable by Year Ended December 31, (In thousands)	Total	2021	2022	2023	2024	2025	Thereafter
Principal payments on debt	$170,504	$56,515	$99,236	$12,793	$307	$321	$1,332
Interest payments on debt	29,917	13,454	16,051	106	91	75	140
Operating leases	18,686	7,503	7,680	3,340	163	—	—
Partnership payment obligation	11,286	878	10,408	—	—	—	—
Construction costs in connection with new production facility	5,448	5,448	—	—	—	—	—
Financing leases	4,570	4,570	—	—	—	—	—
Contract termination fees	4,344	4,344	—	—	—	—	—
Total	$244,755	$92,712	$133,375	$16,239	$561	$396	$1,472

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable for smaller reporting companies.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

AMYRIS, INC.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders of Amyris, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Amyris, Inc. and subsidiaries (the "Company") as of December 31, 2020 and 2019, and the related statements of operations, comprehensive loss, stockholders’ deficit and mezzanine equity, and cash flows for each of the two years in the period ended December 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated March 5, 2021 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations, has an accumulated deficit of $2.1 billion and current debt service requirements that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Changes in Accounting Principles

As discussed in Note 1 to the consolidated financial statements, the Company has changed its accounting method of accounting for leases on January 1, 2019, due to the adoption of Financial Accounting Standard Board’s Accounting Standards Codification 842, Leases. The Company also amended the classification of certain equity-linked financial instruments with down round features and the respective disclosure requirements in fiscal year 2019 due to adoption of Accounting Standards Update No. 2017-11.

Basis for Opinion

These consolidated financial statements are the responsibility of the entity’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Valuation and allocation of fair value to various elements of complex related party transactions with DSM Nutritional Products, Ltd.

Critical Audit Matter Description

The strategic alliance between the Company and DSM Nutritional Products, Ltd. and its affiliates (collectively, DSM) started in May 2017 with an equity investment by DSM in Amyris, and has since been expanded with several significant product development collaborations. The Company’s relationships and transactions with DSM, including the nature of, terms of, and business purposes, are complex and evolving.

Amyris is licensing to DSM rights to assume the supply of Farnesene to Givaudan for the production and sale of a single specialty ingredient. The transaction is valued at $50 million, with $30 million payable by December 30, 2020, $10 million payable in the first quarter of 2021, and the remainder in milestone payments thereafter.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to management’s conclusion on amount, timing and presentation of transactions with DSM, include the following, among others:
•We tested the effectiveness of controls over the Company’s process for identifying, authorizing and approving, and accounting for and disclosing related party transactions.
•Evaluated whether Company management has properly identified, authorized and approved, accounted for, and disclosed its related parties and relationships and transactions with the Company’s related parties.
•Inquired of the Audit Committee regarding their understanding of the Company’s relationships and transactions with related parties that are significant to the Company and whether there are any concerns and the substance of such concerns regarding relationships or transactions with related parties.
•For each transaction that is required to either be accounted for and disclosed in the Company’s consolidated financial statements, performed specific procedures, including, but not limited, to the following:
•Inspected the executed contract to test that the facts on which management’s conclusions were reached were consistent with the actual terms and conditions of the contract.
•Evaluated the contract within the context of the five-step model prescribed by ASC 606, Revenue from Contracts with Customers, and evaluating whether management’s conclusions were appropriate.
•Compared the transaction price to the consideration expected to be received from a third party based on current rights and obligations under the contracts and any modifications that were agreed upon with DSM.
•Tested the accuracy and completeness of the costs incurred to date for the performance obligation.
•Tested the mathematical accuracy of management’s calculation of revenue for the performance obligation.

Valuation of freestanding and embedded derivatives and debt for which fair value accounting is elected

Critical Audit Matter Description

The Company measures the following financial assets and liabilities at fair value:
•Freestanding and bifurcated derivatives in connection with certain debt and equity financings; and
•Debt for which the Company elected fair value accounting.

The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires management to make judgements and consider factors specific to the asset or liability. The methods of determining the fair value of embedded derivative liabilities and debt liabilities is based on a binomial model.

There is no current observable market for these types of derivatives and, as such, the Company determined the fair value of the freestanding instruments or embedded derivatives using the Black-Scholes-Merton option pricing model or a probability weighted discounted cash flow analysis measuring the fair value of the debt instrument both with and without the embedded feature.

A binomial lattice model was also used to determine if the convertible debt would be converted, called or held at each decision point. Within the lattice model, the following assumptions are made: (i) the convertible note will be converted early if the conversion value is greater than the holding value and (ii) the convertible note will be called if the holding value is greater than both (a) redemption price and (b) the conversion value at the time. If the convertible note is called, the holder will maximize their value by finding the optimal decision between (1) redeeming at the redemption price and (2) converting the convertible note. The fair value models also include inputs related to stock price, discount yield, risk free rates, equity volatility, probability of principal repayment in cash or stock and probability and timing of change in control.

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

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to management’s conclusion on the valuation of freestanding and embedded derivatives and debt for which fair value accounting is elected, included the following, among others:
•Assessed the Company’s internal control over accounting for financial instruments and derivatives.
•A high degree of subjective auditor judgment was involved in evaluating certain inputs to the model used to determine the fair value of the various liabilities. We assessed methodologies and tested the significant assumptions and underlying data used by the Company.
•Considered management’s policy of reviewing valuation methodologies, inputs and assumptions utilized by third-party pricing services.
•Assessed the historical accuracy of management’s estimates by performing a sensitivity analyses of the significant assumptions to evaluate the changes in the fair value models resulting from changes in the assumptions. There is limited observable market information and the calculated fair value of such assets was sensitive to possible changes in these key inputs.
•We also used a valuation specialist to assist us in evaluating the Company’s models, valuation methodology, and significant assumptions used in the fair value estimates.

/s/ Macias Gini & O’Connell LLP

We have served as the Company's auditor since 2019.

San Francisco, California
March 5, 2021

AMYRIS, INC.
CONSOLIDATED BALANCE SHEETS

December 31, (In thousands, except shares and per share amounts)	2020	2019
Assets
Current assets:
Cash and cash equivalents	$30,152	$270
Restricted cash	309	469
Accounts receivable, net of allowance of $137 and $45, respectively	32,846	16,322
Accounts receivable - related party, net of allowance of $0 and $0, respectively	12,110	3,868
Contract assets	4,178	8,485
Contract assets - related party	1,203	—
Inventories	42,862	27,770
Deferred cost of products sold - related party	9,801	3,677
Prepaid expenses and other current assets	13,103	12,750
Total current assets	146,564	73,611
Property, plant and equipment, net	32,875	28,930
Contract assets, noncurrent - related party	—	1,203
Deferred cost of products sold, noncurrent - related party	9,939	12,815
Restricted cash, noncurrent	961	960
Recoverable taxes from Brazilian government entities	8,641	7,676
Right-of-use assets under financing leases, net (Note 2)	9,994	12,863
Right-of-use assets under operating leases, net (Note 2)	10,136	13,203
Other assets	3,704	9,705
Total assets	$222,814	$160,966
Liabilities, Mezzanine Equity and Stockholders' Deficit
Current liabilities:
Accounts payable	$41,045	$51,234
Accrued and other current liabilities	30,707	36,655
Financing lease liabilities (Note 2)	4,170	3,465
Operating lease liabilities (Note 2)	5,226	4,625
Contract liabilities	4,468	1,353
Debt, current portion (includes instrument measured at fair value of $53,387 and $24,392, respectively)	54,748	45,313
Related party debt, current portion (includes instrument measured at fair value of $0 and $0, respectively)	22,689	18,492
Total current liabilities	163,053	161,137
Long-term debt, net of current portion (includes instrument measured at fair value of $0 and $26,232, respectively)	26,170	48,452
Related party debt, net of current portion (includes instrument measured at fair value of $123,164 and $0, respectively)	159,452	149,515
Financing lease liabilities, net of current portion (Note 2)	—	4,166
Operating lease liabilities, net of current portion (Note 2)	9,732	15,037
Derivative liabilities	8,698	9,803
Other noncurrent liabilities	22,754	23,024
Total liabilities	389,859	411,134
Commitments and contingencies (Note 9)
Mezzanine equity:
Contingently redeemable common stock (Note 5)	5,000	5,000
Stockholders’ deficit:
Preferred stock - $0.0001 par value, 5,000,000 shares authorized as of December 31, 2020 and 2019; 8,280 shares issued and outstanding as of December 31, 2020 and 2019	—	—
Common stock - $0.0001 par value, 350,000,000 and 250,000,000 shares authorized as of December 31, 2020 and 2019, respectively; 244,951,446 and 117,742,677 shares issued and outstanding as of December 31, 2020 and 2019, respectively	24	12
Additional paid-in capital	1,957,224	1,543,668
Accumulated other comprehensive loss	(47,375)	(43,804)
Accumulated deficit	(2,086,692)	(1,755,653)
Total Amyris, Inc. stockholders’ deficit	(176,819)	(255,777)
Noncontrolling interest	4,774	609
Total stockholders' deficit	(172,045)	(255,168)
Total liabilities, mezzanine equity and stockholders' deficit	$222,814	$160,966

See accompanying notes to consolidated financial statements.

AMYRIS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended December 31, (In thousands, except shares and per share amounts)	2020	2019
Revenue:
Renewable products (includes related party revenue of $986 and $56, respectively)	$104,338	$59,872
Licenses and royalties, net (includes related party revenue of $43,750 and $49,051, respectively)	50,991	54,043
Grants and collaborations (includes related party revenue of $7,018 and $4,120 respectively)	17,808	38,642
Total revenue (includes related party revenue of $51,754 and $53,227, respectively)	173,137	152,557
Cost and operating expenses:
Cost of products sold	87,812	76,185
Research and development	71,676	71,460
Sales, general and administrative	137,071	126,586
Impairment of other assets	—	216
Total cost and operating expenses	296,559	274,447
Loss from operations	(123,422)	(121,890)
Other income (expense):
Interest expense	(47,951)	(58,665)
(Loss) gain from change in fair value of derivative instruments	(11,362)	2,777
Loss from change in fair value of debt	(89,827)	(19,369)
Loss upon extinguishment of debt	(51,954)	(44,208)
Other income (expense), net	666	(783)
Total other expense, net	(200,428)	(120,248)
Loss before income taxes and loss from investment in affiliate	(323,850)	(242,138)
Provision for income taxes	(293)	(629)
Loss from investment in affiliate	(2,731)	—
Net loss	(326,874)	(242,767)
Income attributable to noncontrolling interest	(4,165)	—
Net loss attributable to Amyris, Inc.	(331,039)	(242,767)
Less: deemed dividend to preferred stockholders upon conversion of Series E preferred stock	(67,151)	—
Less: deemed dividend to preferred stockholder on issuance and modification of common stock warrants	—	(34,964)
Add: loss allocated to participating securities	15,879	7,380
Net loss attributable to Amyris, Inc. common stockholders	$(382,311)	$(270,351)

Denominator:
Weighted-average shares of common stock outstanding used in computing net loss per share of common stock, basic	203,598,673	101,370,632
Basic loss per share	$(1.88)	$(2.67)

Weighted-average shares of common stock outstanding used in computing net loss per share of common stock, diluted	203,598,673	101,296,575
Diluted loss per share	$(1.88)	$(2.72)

See accompanying notes to consolidated financial statements.

AMYRIS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

Years Ended December 31, (In thousands)	2020	2019
Comprehensive loss:
Net loss	$(326,874)	$(242,767)
Foreign currency translation adjustment	(3,571)	(461)
Total comprehensive loss	$(330,445)	$(243,228)
Income attributable to noncontrolling interest	(4,165)	—
Comprehensive loss attributable to Amyris, Inc.	$(334,610)	$(243,228)

See accompanying notes to consolidated financial statements.

AMYRIS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT AND MEZZANINE EQUITY

	Preferred Stock		Common Stock
(In thousands, except number of shares)	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Noncontrolling Interest	Total Stockholders' Deficit	Mezzanine Equity - Common Stock
Balance as of December 31, 2018	14,656	$—	76,564,829	$8	$1,346,996	$(43,343)	$(1,521,417)	$937	$(216,819)	$5,000
Cumulative effect of change in accounting principle for ASU 2017-11 (see "Significant Accounting Policies" in Note 1)	—	—	—	—	32,512	—	8,531	—	41,043	—
Issuance of common stock and warrants upon conversion of debt principal and accrued interest	—	—	14,107,637	2	62,859	—	—	—	62,861	—
Issuance of common stock in private placement, net of issuance costs - related party	—	—	10,478,338	1	39,499	—	—	—	39,500	—
Issuance and modification of common stock warrants	—	—	—	—	34,964	—	—	—	34,964	—
Deemed dividend to preferred shareholder on issuance and modification of common stock warrants	—	—	—	—	(34,964)	—	—	—	(34,964)	—
Issuance of common stock in private placement	—	—	3,610,944	—	14,221	—	—	—	14,221	—
Issuance of warrants in connection with related party debt issuance	—	—	—	—	20,121	—	—	—	20,121	—
Issuance of warrants in connection with related party debt modification	—	—	—	—	4,932	—	—	—	4,932	—
Issuance of warrants in connection with debt accounted for at fair value	—	—	—	—	5,358	—	—	—	5,358	—
Stock-based compensation	—	—	—	—	12,554	—	—	—	12,554	—
Fair value of pre-delivery shares issued to lenders	—	—	7,500,000	1	4,214	—	—	—	4,215	—
Issuance of common stock upon ESPP purchase	—	—	318,490	—	1,078	—	—	—	1,078	—
Fair value of bifurcated embedded conversion feature in connection with debt modification	—	—	—	—	398	—	—	—	398	—
Issuance of common stock upon exercise of stock options	—	—	3,612	—	27	—	—	—	27	—
Issuance of common stock upon exercise of warrants	—	—	2,515,174	—	1	—	—	—	1	—
Conversion of Series B preferred shares into common shares	(6,376)	—	1,012,071	—	—	—	—	—	—	—
Distribution to non-controlling interests	—	—	—	—	—	—	—	(328)	(328)	—
Foreign currency translation adjustment	—	—	—	—	—	(461)	—	—	(461)	—
Issuance of common stock and payment of minimum employee taxes withheld upon net share settlement of restricted stock	—	—	1,631,582	—	(1,102)	—	—	—	(1,102)	—
Net loss attributable to Amyris, Inc.	—	—	—	—	—	—	(242,767)	—	(242,767)	—
Balance as of December 31, 2019	8,280	—	117,742,677	12	1,543,668	(43,804)	(1,755,653)	609	(255,168)	5,000
Issuance of preferred and common stock in private placements, net of issuance costs	72,156	—	36,098,894	3	170,034	—	—	—	170,037	—
Issuance of common stock upon exercise of warrants - related party	—	—	29,165,166	2	83,113	—	—	—	83,115	—
Issuance of preferred and common stock in private placements - related party, net of issuance costs	30,000	—	10,505,652	1	57,188	—	—	—	57,189	—
Issuance of common stock and warrants upon conversion of debt principal and accrued interest	—	—	6,337,594	1	21,259	—	—	—	21,260	—
Issuance of common stock upon conversion of debt principal and accrued interest, and extinguishment of related derivative liability	—	—	3,246,489	—	15,778	—	—	—	15,778	—
Issuance of common stock right warrant - related party	—	—	5,226,481	1	8,903	—	—	—	8,904	—
Issuance of common stock upon exercise of warrants	—	—	1,343,675	—	3,476	—	—	—	3,476	—
Issuance of common stock upon ESPP purchase	—	—	357,655	—	843	—	—	—	843	—
Issuance of common stock upon exercise of stock options	—	—	11,061	—	46	—	—	—	46	—
Issuance of common stock upon automatic conversion of Series E preferred stock	(102,156)	—	34,052,084	4	(4)	—	—	—	—	—
Issuance of common stock and payment of minimum employee taxes withheld upon net share settlement of restricted stock	—	—	2,227,654	—	(404)	—	—	—	(404)	—
Beneficial conversion feature related to issuance of Series E preferred stock	—	—	—	—	67,151	—	—	—	67,151	—
Deemed dividend upon conversion of Series E preferred stock into common stock	—	—	—	—	(67,151)	—	—	—	(67,151)	—
Exercise of common stock rights warrant - related party	—	—	—	—	15,000	—	—	—	15,000	—
Extinguishment of liability warrants to equity	—	—	—	—	11,750	—	—	—	11,750	—
Fair value of pre-delivery shares released to holder in connection with previous debt issuance	—	—	—	—	10,478	—	—	—	10,478	—

	Preferred Stock		Common Stock
(In thousands, except number of shares)	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Loss		Accumulated Deficit	Noncontrolling Interest	Total Stockholders' Deficit	Mezzanine Equity - Common Stock
Modification of previously issued common stock warrants	—	—	—	—	2,353	—		—	—	2,353	—
Stock-based compensation	—	—	—	—	13,743	—		—	—	13,743	—
Return of pre-delivery shares previously issued to lenders	—	—	(1,363,636)	—	—	—		—	—	—	—
Net loss attributable to Amyris, Inc.	—	—	—	—	—	—		(331,039)	4,165	(326,874)	—
Foreign currency translation adjustment	—	—	—	—	—	(3,571)		—	—	(3,571)	—
Balance as of December 31, 2020	8,280	$—	244,951,446	$24	$1,957,224	$(47,375)	—	$(2,086,692)	$4,774	$(172,045)	$5,000

See accompanying notes to consolidated financial statements.

AMYRIS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, (In thousands)	2020	2019
Operating activities:
Net loss	$(326,874)	$(242,767)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss from change in fair value of debt	89,827	19,369
Loss upon conversion or extinguishment of debt	51,954	44,208
Stock-based compensation	13,743	12,554
Loss (gain) from change in fair value of derivative instruments	11,362	(2,777)
Non-cash interest expense in connection with release of pre-delivery shares to holder in connection with previous debt issuance	10,478	—
Depreciation and amortization	9,371	4,581
Contract asset credit loss reserve	8,342	—
Accretion of debt discount	3,829	11,665
Amortization of right-of-use assets under operating leases	2,755	12,597
Loss in equity-method investee	2,731	297
Non-cash interest expense in connection with modification of warrants	1,066	—
Loss on disposal of property, plant and equipment	61	212
Non-cash interest expense recorded as increase to debt principal	100	—
Impairment of property, plant and equipment	13	1,354
Expense for warrants issued for covenant waivers	—	5,358
Loss on impairment of other assets	—	216
Gain on foreign currency exchange rates	(119)	(22)
Changes in assets and liabilities:
Accounts receivable	(24,161)	(2,818)
Contract assets	(4,035)	(8,485)
Contract assets - related party	—	8,021
Inventories	(16,249)	(17,989)
Deferred cost of products sold - related party	(3,248)	(13,175)
Prepaid expenses and other assets	(443)	(8,064)
Accounts payable	(10,081)	23,748
Accrued and other liabilities	5,148	18,981
Lease liabilities	(4,438)	(17,125)
Contract liabilities	3,115	(6,872)
Net cash used in operating activities	(175,753)	(156,933)
Investing activities:
Purchases of property, plant and equipment	(12,781)	(13,080)
Net cash used in investing activities	(12,781)	(13,080)
Financing activities:
Proceeds from issuance of preferred and common stock in private placements, net of issuance costs	170,037	14,221
Proceeds from issuance of preferred and common stock in private placements, net of issuance costs - related party	45,000	39,500
Proceeds from exercise of warrants - related party	28,348	—
Proceeds from issuance of debt, net of issuance costs	15,599	189,175
Proceeds from exercise of common stock rights warrant - related party	15,000	—
Proceeds from exercise of warrants	3,476	1
Proceeds from ESPP purchases	843	1,078
Proceeds from exercises of common stock options	46	27
Capital distribution to noncontrolling interest	—	(328)
Payment of minimum employee taxes withheld upon net share settlement of restricted stock units	(404)	(1,103)
Principal payments on financing leases	(3,461)	(5,268)
Principal payments on debt	(51,959)	(112,393)
Net cash provided by financing activities	222,525	124,910
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(4,268)	(252)
Net increase (decrease) in cash, cash equivalents and restricted cash	29,723	(45,355)
Cash, cash equivalents and restricted cash at beginning of year	1,699	47,054
Cash, cash equivalents and restricted cash at end of year	$31,422	$1,699

Years Ended December 31, (In thousands)	2020	2019
Reconciliation of cash, cash equivalents and restricted cash to the consolidated balance sheets
Cash and cash equivalents	$30,152	$270
Restricted cash, current	309	469
Restricted cash, noncurrent	961	960
Total cash, cash equivalents and restricted cash	$31,422	$1,699

Amyris, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS, Continued

Years Ended December 31, (In thousands)	2020	2019
Supplemental disclosures of cash flow information:
Cash paid for interest	$16,609	$20,780
Supplemental disclosures of non-cash investing and financing activities:
Accrued interest added to debt principal	$2,056	$7,292
Acquisition of additional interest in equity-method investee in exchange for payment obligation	$—	$5,031
Acquisition of right-of-use assets under operating leases	$—	$3,551
Cumulative effect of change in accounting principle for ASU 2017-11 (Note 2)	$—	$41,043
Debt fair value adjustment in connection with debt issuance	$—	$11,575
Derecognition of derivative liabilities to equity upon extinguishment of debt	$6,461	$—
Derecognition of derivative liabilities upon authorization of shares	$6,550	$—
Derecognition of derivative liabilities upon exercise of warrants	$5,200	$—
Exercise of common stock warrants in exchange for debt principal and interest reduction	$69,918	$—
Fair value of warrants and embedded features recorded as debt discount in connection with debt issuances	$188	$237
Fair value of warrants and embedded features recorded as debt discount in connection with debt issuances - related party	$747	$1,954
Fair value of embedded features in connection with private placement	$2,962	$—
Fair value of pre-delivery shares in connection with debt issuance	$—	$4,215
Fair value of warrants recorded as debt discount in connection with debt issuances	$—	$8,965
Fair value of warrants recorded as debt discount in connection with debt issuances - related party	$—	$16,155
Fair value of warrants recorded as debt discount in connection with debt modification	$—	$398
Fair value of warrants recorded as debt discount in connection with debt modification - related party	$—	$2,050
Financing of equipment under financing leases	$—	$7,436
Financing of insurance premium under note payable	$—	$253
Issuance of common stock upon conversion of convertible notes and accrued interest	$27,650	$62,860
Issuance of common stock upon exercise of common stock rights warrant in previous period - related party	$1	$—
Lease liabilities recorded upon adoption of ASC 842 (Note 2)	$—	$33,552
Right-of-use assets under operating leases recorded upon adoption of ASC 842 (Note 2)	$—	$29,713
Unpaid property, plant and equipment balances in accounts payable and accrued liabilities at end of period	$1,575	$2,576

See accompanying notes to consolidated financial statements.

Amyris, Inc.
Notes to Consolidated Financial Statements

1. Basis of Presentation and Summary of Significant Accounting Policies

Business Description

As a leading synthetic biotechnology company active in the Clean Health and Beauty markets through our consumer brands and a top supplier of sustainable and natural ingredients, Amyris, Inc. and subsidiaries (collectively, Amyris or the Company) apply the Company's proprietary Lab-to-Market biotechnology platform to engineer, manufacture and market high performance, natural and sustainably sourced products. The Company does so with the use of computational tools, strain construction tools, screening and analytics tools, and advanced lab automation and data integration. The Company's biotechnology platform enables the Company to rapidly engineer microbes and use them as catalysts to metabolize renewable, plant-sourced sugars into high-value ingredients that the Company manufactures at industrial scale. Through the combination of our biotechnology platform and our industrial fermentation process, the Company has successfully developed, produced and commercialized many distinct molecules.

Going Concern

The Company has incurred operating losses since its inception and expects to continue to incur losses and negative cash flows from operations for at least the next 12 months following the issuance of its financial statements. As of December 31, 2020, the Company had negative working capital of $16.5 million and an accumulated deficit of $2.1 billion.

As of December 31, 2020, the principal amounts due under the Company's debt instruments (including related party debt) totaled $170.5 million, of which $56.5 million is classified as current. The Company's debt agreements contain various covenants, including certain restrictions on the Company's business that could cause the Company to be at risk of defaults, such as restrictions on additional indebtedness, material adverse effect and cross default provisions. A failure to comply with the covenants and other provisions of the Company’s debt instruments, including any failure to make a payment when required, would generally result in events of default under such instruments, which could permit acceleration of a substantial portion of such indebtedness. If such indebtedness is accelerated, it would generally also constitute an event of default under the Company’s other outstanding indebtedness, permitting acceleration of a substantial portion of such other outstanding indebtedness.

During 2020 the Company failed to meet certain covenants under several credit arrangements (which are discussed in Note 4, "Debt"), including those associated with missed payments, cross-default provisions, minimum liquidity and minimum asset coverage requirements. These lenders provided permanent waivers to the Company for breaches of all past covenant violations and cross-default payment failures under the respective credit agreements, and significantly reduced the minimum liquidity requirement and substantially increased the base of eligible assets to calculate the asset coverage requirement.

Cash and cash equivalents of $30.2 million as of December 31, 2020 are not sufficient to fund expected future negative cash flows from operations and cash debt service obligations through March 2022. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date these financial statements are issued. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company's ability to continue as a going concern will depend, in large part, on its ability to minimize the anticipated negative cash flows from operations during the 12 months from the date of this filing and to raise additional proceeds through strategic transactions, financings, and refinance or extend other existing debt maturities that will occur in June 2021 ($10 million as of the date of this filing), all of which are uncertain and outside the control of the Company. Further, the Company's operating plan for the next 12 months contemplates a significant reduction in its net operating cash outflows as compared to the year ended December 31, 2020, resulting from (i) revenue growth from sales of existing and new products with positive gross margins, (ii) reduced production costs as a result of manufacturing and technical developments, (iii) the monetization of certain assets, (iv) an increase in cash inflows from collaboration and grants and licenses and royalties, and (v) lower debt servicing expense. If the Company is unable to complete these actions, it expects to be unable to meet its operating cash flow needs and its obligations under its existing debt facilities. This could result in an acceleration of its obligation to repay all amounts outstanding under those facilities, and the Company may be forced to obtain additional equity or debt financing, which may not occur timely or on reasonable terms, if at all, and/or liquidate its assets. In such a scenario, the value received for assets in liquidation or dissolution could be significantly lower than the value reflected in these financial statements.

Basis of Consolidation

The accompanying consolidated financial statements have been prepared in accordance with the accounting principles generally accepted in the United States (U.S. GAAP). The consolidated financial statements include the accounts of Amyris,

Inc. and its wholly-owned and partially-owned subsidiaries in which the Company has a controlling financial interest after elimination of all significant intercompany accounts and transactions.

Investments and joint venture arrangements are assessed to determine whether the terms provide economic or other control over the entity requiring consolidation of the entity. Entities controlled by means other than a majority voting interest are referred to as variable-interest entities (VIEs) and are consolidated when Amyris has both the power to direct the activities of the VIE that most significantly impact its economic performance and the obligation to absorb losses or the right to receive benefits that could potentially be significant to the entity. The Company accounts for its equity investments and joint venture using the equity method for any investment or joint venture in which (i) the Company does not have a majority ownership interest, (ii) the Company possesses the ability to exert significant influence and (iii) the entity is not a VIE for which the Company is considered the primary beneficiary.

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

The Company measures the following financial assets and liabilities at fair value:
•Warrants to purchase common stock and freestanding and bifurcated derivatives in connection with certain debt and equity financings; and
•Senior Convertible Notes and Foris Convertible Note (see Note 3, "Fair Value Measurement" and Note 4, "Debt", for which the Company elected fair value accounting.

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

Changes to the inputs, including the closing price of the Company common stock at each period end, used in these valuation models can have a significant impact on the estimated fair value of the Senior Convertible Notes, Foris Convertible Note and the Company's embedded and freestanding derivatives. For example, a decrease (increase) in the estimated credit spread for the Company results in an increase (decrease) in estimated fair value. Conversely, a decrease (increase) in the Company’s closing stock price at period end results in a decrease (increase) in estimated fair value of these instruments.

The changes during 2020 and 2019 in the fair values of the warrants and bifurcated compound embedded derivatives are primarily related to the change in price of the Company's common stock and are reflected in the consolidated statements of operations as “Gain (loss) from change in fair value of derivative instruments”.

The fair value of debt instruments for which the Company has not elected fair value accounting, is based on the present value of expected future cash flows and assumptions about the then-current market interest rates as of the reporting period and the creditworthiness of the Company. Most of the Company's debt is carried on the consolidated balance sheet on a historical cost basis net of unamortized discounts and premiums, because the Company has not elected the fair value option of accounting. However, for the Senior Convertible Notes, the Company elected fair value accounting at the issue date in 2018, and for the Foris Convertible Note at the reissue date in June 2020, so the balances reported for those debt instruments represent fair value as of the applicable balance sheet date; see Note 3, "Fair Value Measurement" for additional information. Changes in fair value of the Senior Convertible Notes and the Foris Convertible Note are reflected in the consolidated statements of operations as “Gain (loss) from change in fair value of debt”.

For all debt instruments, including any for which the Company has elected fair value accounting, the Company classifies interest that has been accrued during each period as Interest expense on the consolidated statements of operations.

Derivatives

Embedded derivatives that are required to be bifurcated from the underlying debt instrument (i.e., host) are accounted for and valued as separate financial instruments. The Company has evaluated the terms and features of its notes payable and identified embedded derivatives requiring bifurcation and accounting at fair value, using the valuation techniques mentioned in the Fair Value Measurements section of this Note, because the economic and contractual characteristics of the embedded derivatives met the criteria for bifurcation and separate accounting due to the instruments containing mandatory redemption features that are not clearly and closely related to the debt host instrument.

Prior to the adoption of ASU 2017-11, certain previously issued warrants with a fair value of $41 million issued in conjunction with certain convertible debt and equity financings were freestanding financial instruments and classified as derivative liabilities as of December 31, 2019. Upon adoption of ASU 2017-11 on January 1, 2019, these freestanding instruments met the criteria to be accounted for within equity and the $41 million derivative liability balance was reclassified to stockholders’ equity.

During the third and fourth quarter of 2019, the Company issued warrants in connection with a debt financing that met the criteria of a freestanding instrument but did not qualify for equity accounting treatment. As a result, these warrants are accounted for at fair value until settled and are classified as derivative liabilities at December 31, 2020. See Note 6 “Stockholders’ Deficit” for further information.

Noncontrolling Interest

Noncontrolling interests represent the portion of net income (loss), net assets and comprehensive income (loss) that is not allocable to the Company, in situations where the Company consolidates its equity investment in a joint venture or as the primary beneficiary of a variable-interest entity (VIE) for which there are other owners. The amount of noncontrolling interest is comprised of the amount of such interests at the date of the Company's original acquisition of an equity interest or involvement in a joint venture, plus the other shareholders' share of changes in equity since the date the Company made an investment in the joint venture.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist primarily of cash and cash equivalents, short-term investments and accounts receivable. The Company places its cash equivalents and investments (if any) with high credit quality financial institutions and, by policy, limits the amount of credit exposure with any one financial institution. Deposits held with banks may exceed the amount of insurance provided on such deposits. The Company has not experienced any losses on its deposits of cash and cash equivalents and short-term investments.

The Company performs ongoing credit evaluation of its customers, does not require collateral, and maintains allowances for potential credit losses on customer accounts when deemed necessary.

Customers representing 10% or greater of accounts receivable were as follows:

As of December 31,	2020	2019
Customer A (related party)	27%	19%
Customer B	17%	21%
Customer E	13%	**
Customer D	**	10%
______________
** Less than 10%

Customers representing 10% or greater of revenue were as follows:

Years Ended December 31,	Year First Customer	2020	2019
Customer A (related party)	2017	30%	35%
Customer B	2014	10%	10%
Customer C	2019	**	12%
______________
** Less than 10%

Revenue Recognition

The Company recognizes revenue from the sale of renewable products, licenses and royalties from intellectual property, and grants and collaborative research and development services. Revenue is measured based on the consideration specified in a contract with a customer, and the transaction price is allocated utilizing stand-alone selling price. Revenue is recognized when, or as, the Company satisfies a performance obligation by transferring control over a product or service to a customer. The Company generally does not incur costs to obtain new contracts. The costs to fulfill a contract are expensed as incurred.

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

The Company recognizes revenue when control of the good or service has passed to the customer. The following indicators are evaluated in determining when control has passed to the customer: (i) the customer has legal title to the product, (ii) the Company has transferred physical possession of the product or service to the customer, (iii) the Company has a right to receive payment for the product or service, (iv) the customer absorbs the significant risks and rewards of ownership of the product and (v) the customer has accepted the product. For most of the Company's renewable products customers, supply agreements between the Company and each customer indicate when transfer of title occurs.

In some cases, the Company may make a payment to a customer. When that occurs, the Company evaluates whether the payment is for a distinct good or service from the customer. If the fair value of the goods or services is greater than or equal to the amount paid to the customer, then the entire payment is treated as a purchase. If, on the other hand, the fair value of goods or services is less than the amount paid, then the difference is treated as a reduction in transaction price of the Company's sales to the customer or a reduction of cumulative to-date revenue recognized from the customer in the period the payment is made or goods or services are received from the customer.

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

Renewable Product Sales

Revenues from renewable product sales are recognized as a distinct performance obligation on a gross basis as the Company is acting as a principal in these transactions, with the selling price to the customer recorded net of discounts and allowances. Revenues are recognized at a point in time when control has passed to the customer, which typically occurs when the renewable products leaves the Company’s facilities with the first transportation carrier. The Company, on occasion, may recognize revenue under a bill and hold arrangement, whereby the customer requests and agrees to purchase product but requests delivery at a later date. Under these arrangements, control transfers to the customer when the product is ready for delivery, which occurs when the product is identified separately as belonging to the customer, the product is ready for shipment to the customer in its current form, and the Company does not have the ability to direct the product to a different customer. It is at this point the Company has the right to receive payment, the customer obtains legal title, and the customer has the significant risks and rewards of ownership. The Company’s renewable product sales do not include rights of return, except for direct-to-consumer products, for which the Company estimates sales returns subsequent to sale and reduces revenue accordingly. For renewable products other than direct-to-consumer, returns are accepted only if the product does not meet product specifications and such nonconformity is communicated to the Company within a set number of days of delivery. The Company offers a two-year assurance-type warranty to replace squalane products that do not meet Company-established criteria as set forth in the

Company’s trade terms. An estimate of the cost to replace the squalane products sold is made based on a historical rate of experience and recognized as a liability and related expense when the renewable product sale is consummated.

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

Grants and Collaborative Research and Development Services

Collaborative Research and Development Services: The Company earns revenues from collaboration agreements with customers to perform research and development services to develop new molecules using the Company’s technology and to scale production of the molecules for commercialization and use in the collaborator’s products. The collaboration agreements generally include providing the Company's collaboration partners with research and development services and with licenses to the Company’s intellectual property to use the technology underlying the development of the molecules and to sell its products that incorporate the technology. The terms of the Company's collaboration agreements typically include one or more of the following: (i) advance payments for the research and development services that will be performed, (ii) nonrefundable upfront license payments, (iii) milestone payments to be received upon the achievement of the milestone events defined in the agreements, (iv) payments for inventory manufactured under supply agreements upon the commercialization of the molecules, and (v) royalty payments upon the commercialization of the molecules in which the Company shares in the customer’s profits.

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

Collaboration agreements that include milestone payments are evaluated at inception to determine whether the milestone events are considered probable of achievement, and estimates are made of the amount of the milestone payments to include in the transaction price using the most likely amount method which is the single amount in a range of possible amounts. If it is probable that a significant revenue reversal will not occur, the estimated milestone payment amount is included in the transaction price. Each reporting period, the Company re-evaluates the probability of achievement of the milestone events and any related constraint, and if necessary, adjusts its estimate of the overall transaction price. Any such adjustments are recorded on a cumulative basis, which would affect collaboration revenues in the period of adjustment. Generally, revenue is recognized using an input-based measure of progress towards the satisfaction of the performance obligations which can be labor hours expended or time-based in proportion to the estimated total project effort or total projected time to complete. The measure of progress is evaluated each reporting period and, if necessary, adjustments are made to the measure of progress and the related revenue recognized. Certain performance obligations are associated with milestones agreed between the Company and its customer. Revenue generated from the performance of services in accordance with these types of milestones is recognized upon confirmation from the customer that the milestone has been achieved. In these cases, amounts recognized are constrained to the amount of consideration received upon achievement of the milestone.

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

The Company receives certain consideration from AICEP Portugal Global (AICEP), an entity funded by the government of Portugal, under the Consortium Internal Regulatory Agreement and an AICEP Investment Contract (the “Agreements”) entered into by Amyris (the “Company”) with Universidade Católica Portuguesa (UCP) Porto Campus. The Company considered this arrangement to be a government grant and accounts for the arrangement under International Accounting Standard 20 “Accounting for Government Grants and Disclosure of Government Assistance”. Grant revenue is recognized when there is reasonable assurance that monies will be received and that conditions attached to the grant have been met.

Cost of Products Sold

Cost of products sold reflects the production costs of renewable products, and includes the cost of raw materials, in-house manufacturing labor and overhead, amounts paid to contract manufacturers, including amortization of tolling fees, and period costs including inventory write-downs resulting from applying lower of cost or net realizable value inventory adjustments. Cost of products sold also includes certain costs related to the scale-up of production. Shipping and handling costs charged to customers are recorded as revenues. Outbound shipping costs incurred are included in cost of products sold. Such charges were not material for any of the periods presented.

The Company recognizes deferred cost of products sold as an asset on the balance sheet when a cost is incurred in connection with a revenue performance obligation that will not be fulfilled until a future period. The Company also recorded a deferred cost of products asset for the fair value of amounts paid to DSM under a supply agreement for manufacturing capacity to produce its sweetener product at the Brotas facility in Brazil. The deferred cost of products sold asset is expensed to cost of products sold on a units of production basis over the five-year term of the supply agreement. On a quarterly basis, the Company evaluates its future production volumes for its sweetener product and adjusts the unit cost to be expensed over the remaining estimated production volume. The Company also periodically evaluates the asset for recoverability based on changes in business strategy and product demand trends over the term of the supply agreement.

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

Foreign Currency Translation

The assets and liabilities of foreign subsidiaries, where the local currency is the functional currency, are translated from their respective functional currencies into U.S. dollars at the rates in effect at each balance sheet date, and revenue and expense amounts are translated at average rates during each period, with resulting foreign currency translation adjustments recorded in other comprehensive loss, net of tax, in the consolidated statements of stockholders’ deficit. As of December 31, 2020 and 2019, cumulative translation adjustment, net of tax, were $47.4 million and $43.8 million, respectively.

Where the U.S. dollar is the functional currency, remeasurement adjustments are recorded in other income (expense), net in the accompanying consolidated statements of operations. Net losses resulting from foreign exchange transactions were $0.7 million and $0.2 million for the years ended December 31, 2020 and 2019, respectively and are recorded in other income (expense), net in the consolidated statements of operations.

New Accounting Standards or Updates Recently Adopted

During the year ended December 31, 2020 the Company adopted the following Accounting Standards Updates (ASUs):

Fair Value Measurement In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement, which amends ASC 820, Fair Value Measurement. ASU 2018-13 modifies the disclosure requirements for fair value measurements by removing, modifying or adding certain disclosures. ASU 2018-13 became effective in the first quarter of fiscal 2020, with removed and modified disclosures to be adopted on a retrospective basis, and new disclosures to be adopted on a prospective basis. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

Collaborative Revenue Arrangements In November 2018, the FASB issued ASU 2018-18, Clarifying the Interaction between Topic 808 and Topic 606, that clarifies the interaction between the guidance for certain collaborative arrangements and Topic 606, the new revenue recognition standard. A collaborative arrangement is a contractual arrangement under which two or more parties actively participate in a joint operating activity and are exposed to significant risks and rewards that depend on the activity’s commercial success. The ASU provides guidance on how to assess whether certain transactions between collaborative arrangement participants should be accounted for within the revenue recognition standard. ASU 2018-18 became effective in the first quarter of fiscal year 2020 retrospectively. The adoption of this standard did not have any impact on the Company’s consolidated financial statements.

Recent Accounting Standards or Updates Not Yet Effective

Credit Losses In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments. ASU 2016-13 requires entities to measure all expected credit losses for most financial assets held at the reporting date based on an expected loss model which includes historical experience, current conditions, and reasonable and supportable forecasts. Entities will now use forward-looking information to better form their credit loss estimates. ASU 2016-13 also requires enhanced disclosures to help financial statement users better understand significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an entity's portfolio. ASU 2016-13 will be effective for the Company in the first quarter of 2023. The Company is currently evaluating the impact this standard will have on its consolidated financial statements.

Accounting for Income Taxes In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes (Topic 740). The amendments in ASU 2019-12 simplify the accounting for income taxes by removing certain exceptions to the general principles in ASC Topic 740, Income Taxes. The amendments also improve consistent application of and simplify U.S. GAAP for other areas of ASC Topic 740 by clarifying and amending existing guidance. ASU 2019-12 will be effective for the Company in the first quarter of fiscal year 2021. The transition requirements are dependent upon each amendment within this update and will be applied either prospectively or retrospectively. The Company is currently evaluating the amended guidance and the impact on its consolidated financial statements and related disclosures.

Equity Securities, Equity-method Investments and Certain Derivatives In January 2020, the FASB issued ASU 2020-01, Investments-Equity Securities (Topic 321), Investments-Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815)-Clarifying the Interactions between Topic 321, Topic 323, and Topic 815. The guidance provides clarification of the interaction of rules for equity securities, the equity method of accounting and forward contracts and purchase options on certain types of securities. ASU 2020-01 will be effective for the Company in the first quarter of 2021. While the Company is currently assessing the impact of the new guidance, it is not expected to have a material impact on the Company’s financial statements.

Convertible Debt, and Derivatives and Hedging In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, to improve financial reporting associated with accounting for convertible instruments and contracts in an entity’s own equity. ASU 2020-06 will be effective for the Company in the first quarter of 2022. The Company is currently evaluating the amended guidance and the impact on its consolidated financial statements and related disclosures.

2. Balance Sheet Details

Allowance for Doubtful Accounts

Allowance for doubtful accounts activity and balances were as follows:

(In thousands)	Balance at Beginning of Year	Provisions	Write-offs, Net	Balance at End of Year
Allowance for doubtful accounts:
Year Ended December 31, 2020	$45	$92	$—	$137
Year Ended December 31, 2019	$642	$110	$(707)	$45

Inventories

December 31, (In thousands)	2020	2019
Raw materials	$11,800	$3,255
Work in process	10,760	7,204
Finished goods	20,302	17,311
Total inventories	$42,862	$27,770

Deferred cost of products sold — related party

December 31, (In thousands)	2020	2019
Deferred cost of products sold - related party	$9,801	$3,677
Deferred cost of products sold, noncurrent - related party	9,939	12,815
Total	$19,740	$16,492

In November 2018, the Company amended the supply agreement with DSM to secure manufacturing capacity at the Brotas facility for sweetener production through 2022. See Note 10, “Revenue Recognition” for information regarding the November 2018 Supply Agreement Amendment. The supply agreement was included as an element of a combined transaction with DSM, which resulted in a fair value allocation of $24.4 million to the manufacturing capacity. See Note 3, “Fair Value Measurement” for information related to this fair value allocation. Of the $24.4 million fair value allocated to the manufacturing capacity, $3.3 million was recorded as deferred cost of products sold during 2018. Also, the Company paid an additional $7.0 million and $14.1 million in manufacturing capacity fees during 2020 and 2019, respectively, which were recorded as deferred cost of products sold. The capitalized deferred cost of products sold asset is expensed to cost of products sold on a units of production basis as the Company's sweetener product is sold over the five-year term of the supply agreement. Each quarter, the Company evaluates its estimated future production volumes through the end of the agreement and adjusts the unit cost to be expensed over the remaining estimated production volume. During the years ended December 31, 2020 and

2019, the Company expensed $2.3 million and $0.9 million, respectively, of the deferred cost of products sold asset. Inception-to-date amortization expense to cost of products sold through December 31, 2020 totaled $3.3 million.

Prepaid expenses and other current assets

December 31, (In thousands)	2020	2019
Prepayments, advances and deposits	$6,637	$4,726
Non-inventory production supplies	3,989	5,376
Recoverable taxes from Brazilian government entities	1,063	79
Other	1,414	2,569
Total prepaid expenses and other current assets	$13,103	$12,750

Property, plant and equipment, net

December 31, (In thousands)	2020	2019
Machinery and equipment	$50,415	$48,041
Leasehold improvements	45,197	41,478
Computers and software	6,741	9,822
Furniture and office equipment, vehicles and land	3,507	3,510
Construction in progress	7,250	9,752
Total property, plant and equipment, gross	113,110	112,603
Less: accumulated depreciation and amortization	(80,235)	(83,673)
Total property, plant and equipment, net	$32,875	$28,930

During the years ended December 31, 2020 and 2019, depreciation and amortization expense, which includes amortization of financing lease assets, was as follows:

Years Ended December 31, (In thousands)	2020	2019
Depreciation and amortization	$8,508	$4,581

Losses on disposal of property, plant and equipment were $0.1 and $0.9 million for the years ended December 31, 2020 and 2019, respectively. Such losses or gains were included in the lines captioned "Research and development expense" and "Sales, general and administrative expense" in the consolidated statements of operations.

Leases

Operating Leases

The Company has operating leases primarily for administrative offices, laboratory equipment and other facilities. The operating leases have remaining terms that range from 1 year to 5 years, and often include one or more options to renew. These renewal terms can extend the lease term from 1 to 5 years and are included in the lease term when it is reasonably certain that the Company will exercise the option. The operating leases are classified as ROU assets under operating leases on the Company's consolidated balance sheets and represent the Company’s right to use the underlying asset for the lease term. The Company’s obligation to make operating lease payments is included in "Lease liabilities" and "Lease liabilities, net of current portion" on the Company's consolidated balance sheets. Operating lease right-of-use assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. The Company had $10.1 million and $13.2 million of right-of-use assets as of December 31, 2020 and 2019, respectively. Operating lease liabilities were $15.0 million and $19.7 million as of December 31, 2020 and 2019, respectively. For the years ended December 31, 2020 and 2019, the Company recorded $7.7 million and $12.6 million, respectively of expense in connection with operating leases, of which $1.2 million and $7.0 million, respectively, was recorded to cost of products sold.

Because the rate implicit in each lease is not readily determinable, the Company uses its incremental borrowing rate to determine the present value of the lease payments. The Company has certain contracts for real estate and marketing that may contain lease and non-lease components, which the Company has elected to treat as a single lease component.

Information related to the Company's right-of-use assets and related lease liabilities were as follows:

Years Ended December 31, (In thousands)	2020	2019
Cash paid for operating lease liabilities, in thousands	$7,717	$17,809
Right-of-use assets obtained in exchange for new operating lease obligations(1)	$—	$33,264
Weighted-average remaining lease term in years	2.49	3.35
Weighted-average discount rate	18.0%	18.0%

(1)    2019 amount includes $29.7 million for operating leases existing on January 1, 2019 and $3.6 million for operating leases that commenced during the year ended December 31, 2019. Also, the Company renegotiated one of its operating leases during 2019, which resulted in a new financing lease. Approximately $7.7 million of Right-of-use assets under operating leases, net was reclassified to Right-of-use assets under financing leases, net related to this operating lease modification.

Financing Leases

The Company has entered into financing leases primarily for laboratory and computer equipment. Assets purchased under financing leases are included in "Right-of-use assets under financing leases, net" on the consolidated balance sheets. For financing leases, the associated assets are depreciated or amortized over the shorter of the relevant useful life of each asset or the lease term. Accumulated amortization of assets under financing leases totaled $4.6 million and $1.7 million as of December 31, 2020 and 2019, respectively.

Maturities of Financing and Operating Leases

Maturities of lease liabilities as of December 31, 2020 were as follows:

Years Ending December 31 (In thousands)	Financing Leases	Operating Leases	Total Lease Obligations
2021	$4,570	$7,503	$12,073
2022	—	7,680	7,680
2023	—	3,340	3,340
2024	—	163	163
2025	—	—	—
Thereafter	—	—	—
Total future minimum payments	4,570	18,686	23,256
Less: amount representing interest	(400)	(3,728)	(4,128)
Present value of minimum lease payments	4,170	14,958	19,128
Less: current portion	(4,170)	(5,226)	(9,396)
Long-term portion	$—	$9,732	$9,732

Other assets

December 31, (In thousands)	2020	2019
Equity-method investment	$2,380	$4,734
Deposits	128	295
Contingent consideration	—	3,303
Other	1,196	1,373
Total other assets	$3,704	$9,705

In connection with the December 2017 sale of its subsidiary Amyris Brasil Ltda. (Amyris Brasil), the Company recorded a long-term receivable related to certain contingent consideration to be received from DSM upon DSM’s realization of certain Brazilian value-added tax benefits it acquired with its purchase of Amyris Brasil. In the second quarter of 2020, the Company received the $3.3 million remaining balance of contingent consideration due under the December 2017 asset purchase agreement.

In October 2019, the Company agreed to purchase the ownership interest previously held by Cosan in Novvi LLC, a joint venture among the Company, Cosan and certain other members, for $10.8 million. The Company is obligated to make payment in full by October 31, 2022. The Company measured and recorded the fair value of the investment based on the present value of the unsecured $10.8 million payment obligation, which was deemed to be more readily determinable than the fair value of the Novvi partnership interest. The Company measured the fair value of this three-year unsecured financial liability using the Company’s weighted average cost of capital of 29% which resulted in a present value of $5.0 million. The Company recorded the $5.0 million fair value of the investment and present value of financial obligation in other assets and other noncurrent liabilities and will accrete the $5.8 million difference between the $5.0 million present value of the liability and the $10.8 million payment obligation to interest expense under the effective interest method over the three-year payment term. For additional information regarding the Company's accounting this equity-method investment and the related asset value, see Note 1, "Basis of Presentation and Summary of Significant Accounting Policies" and Note 7, “Consolidated Variable-interest Entities and Unconsolidated Investments”.

Accrued and other current liabilities

December 31, (In thousands)	2020	2019
Accrued interest	$9,327	$8,209
Payroll and related expenses	8,230	7,296
Contract termination fees	5,344	5,347
Asset retirement obligation(1)	3,041	3,184
Professional services	994	2,968
Ginkgo partnership payments obligation	878	4,319
Tax-related liabilities	656	1,685
Other	2,237	3,647
Total accrued and other current liabilities	$30,707	$36,655
______________
(1)    The asset retirement obligation represents liabilities incurred but not yet discharged in connection with our 2013 abandonment of a partially constructed facility in Pradópolis, Brazil.

Other noncurrent liabilities

December 31, (In thousands)	2020	2019
Liability for unrecognized tax benefit	$7,496	$7,204
Ginkgo partnership payments, net of current portion(1)	7,277	4,492
Liability in connection with acquisition of equity-method investment	6,771	5,249
Contract liabilities, net of current portion(2)	111	1,449
Refund liability(3)	—	3,750
Other	1,099	880
Total other noncurrent liabilities	$22,754	$23,024
______________
(1)    On August 10, 2020, the Company and Ginkgo entered into a Second Amendment to Promissory Note and Partnership Agreement (Second Amendment) to reduce the partnership payments frequency from monthly to quarterly, in an aggregate amount of $2.1 million, and to defer an aggregate of $9.8 million in partnership payments to the end of the agreement in October 2022 (the “End of Term Payment”), provided that, if the Ginkgo Promissory Note is not fully repaid by April 19, 2022, the End of Term Payment shall be of $10.4 million. See Note 4, “Debt.” for more information. As a result of changes to key provisions in the partnership payments, the Company analyzed the combined before and after cash flows under the Promissory Note and Partnership Agreement that resulted from (i) the reduced interest rate on the Promissory Note, (ii) reduced payment frequency under the Promissory Note and Partnership Agreement, and (iii) changes in the periodic and total payment amounts under the Partnership Agreement, to determine whether these changes resulted in a modification or extinguishment of the obligations under the Second Amendment. Based on the combined before and after cash flows of the Promissory Note and Partnership Agreement, the change was significantly different. Consequently, the modifications resulting from the Second Amendment were accounted for as a debt extinguishment and a new debt issuance. The Company recorded a $0.1 million loss upon extinguishment of the partnership payment obligation, related to the write-off of the unamortized debt discount. Further, since the partnership payment obligation does not contain an explicit interest rate, the Company recorded the $11.9 million of total payments at its net present value of $8.1 million in other liabilities, with the $3.8 million difference recorded as a discount that is accreted to interest expense over the repayment term using the effective interest method.
(2)    Contract liabilities, net of current portion at December 31, 2020 and 2019 includes $0 and $1,204 at each date in connection with DSM, which is a related party.
(3)    In April 2019, the Company assigned the Value Sharing Agreement to DSM. See Note 10, "Revenue Recognition" for further information. The assignment was accounted for as a contract modification under ASC 606 that resulted in $12.5 million of prepaid variable consideration to the Company. The $12.5 million was recorded as a refund liability. During the first quarter of 2020, the Company concluded that it would not be required to return any portion of the remaining refund liability to DSM, and recorded $3.8 million of royalty revenue related to this change in estimate and reduction of the refund liability.

3. Fair Value Measurement

Liabilities Measured and Recorded at Fair Value on a Recurring Basis

As of December 31, 2020 and 2019, the Company’s financial liabilities measured and recorded at fair value on a recurring basis were classified within the fair value hierarchy as follows:

December 31, (In thousands)	2020				2019
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Liabilities
Senior Convertible Notes	$—	$—	$53,387	53,387	$—	$—	$50,624	$50,624
Foris Convertible Note (LSA Amendment)	—	—	123,164	123,164	—	—	—	—
Embedded derivatives bifurcated from debt instruments	—	—	247	247	—	—	2,832	2,832
Freestanding derivative instruments issued in connection with other debt and equity instruments	—	—	8,451	8,451	—	—	6,971	6,971
Total liabilities measured and recorded at fair value	$—	$—	$185,249	$185,249	$—	$—	$60,427	$60,427

The Company did not hold any financial assets to be measured and recorded at fair value on a recurring basis as of December 31, 2020 and 2019. Also, there were no transfers between the levels during 2020 or 2019.

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

Fair Value of Debt — Foris Convertible Note (LSA Amendment)

On June 1, 2020, the Company and Foris Ventures, LLC (Foris), an entity affiliated with director John Doerr and which beneficially owns greater than 5% of the Company’s outstanding common stock, entered into an Amendment No. 1 to the Amended and Restated Foris LSA (LSA Amendment), pursuant to which, among other provisions, Foris has the option, in its sole discretion, to convert all or a portion of the secured indebtedness under the LSA Amendment, including accrued interest, into shares of Common Stock at a $3.00 conversion price (Conversion Option), which Conversion Option was approved by the Company’s stockholders on August, 14, 2020. See Note 4, “Debt” for further information regarding the LSA Amendment and related extinguishment accounting treatment. The Company elected to account for the new debt issuance under the fair value option and recorded a $22.0 million loss upon extinguishment of the Foris LSA, representing the difference between the carrying value of the Foris LSA prior to the modification and the $72.1 million reacquisition price of the Foris LSA (which is the fair value of the LSA Amendment with the conversion option). The LSA Amendment also contains certain change in control embedded derivatives and a contingent beneficial conversion feature and management believes the fair value option best reflects the underlying economics of new convertible note. Under the fair value election, changes in fair value will be reported in the consolidated statements of operations as "Gain (loss) from change in fair value of debt" in each reporting period subsequent to the issuance of the Foris Convertible Note (LSA Amendment).

At December 31, 2020, the contractual outstanding principal of the Foris Convertible Note was $50.0 million and the fair value was $123.2 million. The Company measured the fair value of the Foris Convertible Note using a binomial lattice model (which is discussed in further detail below) using the following inputs: (i) $6.18 stock price, (ii) 18% secured discount yield, (iii) 0.11% risk free interest rate (iv) 45% equity volatility and (v) 5% probability of change in control. The Company assumed that if a change of control event were to occur, it would occur at the end of the calendar year. The Company recorded a loss of $51.1 million related to change in fair value of the Foris Convertible Note for the year ended December 31, 2020.

Fair Value of Debt — Senior Convertible Notes

On January 14, 2020, the Company exchanged the $66 million Senior Convertible Notes (or the Prior Notes) for (i) new senior convertible notes in an aggregate principal amount of $51 million (the New Notes or Senior Convertible Notes), (ii) an aggregate of 2,742,160 shares of common stock (the Exchange Shares), (iii) rights (the Rights) to acquire up to an aggregate of 2,484,321 shares of common stock, (iv) warrants (the Warrants) to purchase up to an aggregate of 3,000,000 shares of common stock (the Warrant Shares) at an exercise price of $3.25 per share, with an exercise term of two years from issuance, (v) accrued and unpaid interest on the Prior Notes (payable on or prior to January 31, 2020) and (vi) cash fees in an aggregate amount of $1.0 million (payable on or prior to January 31, 2020). Due to the legal extinguishment and exchange of the Prior Notes and significantly different cash flows contained in the New Notes, the Company accounted for the exchange as a debt extinguishment of the Prior Notes and a new debt issuance of the New Notes. The Company recorded a $5.3 million loss upon extinguishment of debt, which was comprised of the $4.1 million fair value of the Warrants, the $1.0 million cash fee and $0.2 million excess fair value of the Exchange Shares and Rights over the $2.87 per share contractual value. See Note 4, "Debt” for further information regarding the transaction.

The Company elected to account for the Senior Convertible Notes at fair value, as of the January 14, 2020 issuance date. Management believes that the fair value option better reflects the underlying economics of the Senior Convertible Notes, which contain multiple embedded derivatives. Under the fair value election, changes in fair value will be reported as "Gain (loss) from change in fair value of debt" in the consolidated statements of operations in each reporting period subsequent to the issuance of the Senior Convertible Notes. At January 14, 2020, the contractual outstanding principal of the Senior Convertible Notes was $51.0 million and the fair value was $35.8 million. The Company measured the fair value at January 14, 2020 using a binomial lattice model (which is discussed in further detail below) using the following inputs: (i) $2.90 stock price, (ii) 226% discount yield, (iii) 1.59% risk free interest rate (iv) 45% equity volatility, (v) 25% / 75% probability of principal repayment in cash or stock, respectively and (vi) 5% probability of change in control. The Company assumed that if a change of control event were to occur, it would occur at the end of the calendar year.

At December 31, 2020, the contractual outstanding principal of the Senior Convertible Notes was $30.0 million and the fair value was $53.4 million. The Company measured the fair value at December 31, 2020 using a binomial lattice model (which is discussed in further detail below) using the following inputs: (i) $6.18 stock price, (ii) 221% discount yield, (iii) 0.09% risk free interest rate (iv) 45% equity volatility, and (v) 5% probability of change in control. The Company assumed that if a change of control event were to occur, it would occur at the end of the calendar year.

For the year ended December 31, 2020, the Company recorded a $38.7 million loss from change in fair value of debt in connection with the fair value remeasurement of the Prior Notes and the Senior Convertible Notes, as follows:

In thousands
Fair value at November 14, 2019	$54,425
Less: gain from change in fair value	(3,801)
Equals: fair value at December 31, 2019	50,624
Less: principal repaid in cash	(17,950)
Less: principal repaid in common stock	(18,030)
Add: loss from change in fair value	38,743
Equals: fair value at December 31, 2020	$53,387

Binomial Lattice Model

A binomial lattice model was used to determine whether the Foris Convertible Note and the Senior Convertible Notes (Debt Instruments) would be converted, called or held at each decision point. Within the lattice model, the following assumptions are made: (i) the convertible note will be converted early if the conversion value is greater than the holding value and (ii) the convertible note will be called if the holding value is greater than both (a) redemption price and (b) the conversion value at the time. If the convertible note is called, the holder will maximize their value by finding the optimal decision between (1) redeeming at the redemption price and (2) converting the convertible note. Using this lattice method, the Company valued the Debt Instruments using the "with-and-without method", where the fair value of the Debt Instruments including the embedded and freestanding features is defined as the "with," and the fair value of the Debt Instruments excluding the embedded and freestanding features is defined as the "without." This method estimates the fair value of the Debt Instruments by looking at the difference in the values of the Debt Instruments with the embedded and freestanding derivatives and the fair value of the Debt Instruments without the embedded and freestanding features. The lattice model uses the stock price, conversion price, maturity date, risk-free interest rate, estimated stock volatility, estimated credit spread and other instrument-specific assumptions. The Company remeasures the fair value of the Debt Instruments and records the change as a gain or loss from change in fair value of debt in the statement of operations for each reporting period.

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

Derivative Liabilities Recognized in Connection with the Issuance of Debt and Equity Instruments

The following table provides a reconciliation of the beginning and ending balances for the Company's derivative liabilities recognized in connection with the issuance of debt instruments, either freestanding or compound embedded, measured at fair value using significant unobservable inputs (Level 3):

(In thousands)	Derivative Liability
Balance at December 31, 2019	$9,803
Fair value of derivative liabilities issued during the period	8,751
Change in fair value of derivative liabilities	11,362
Derecognition on settlement or extinguishment	(21,218)
Balance at December 31, 2020	$8,698

Freestanding Derivative Instruments

In connection with the January 14, 2020 issuance of the Senior Convertible Notes as discussed above and in Note 4, “Debt” (which was accounted for as an extinguishment of the original $66 million Senior Convertible Notes), the Company issued warrants (the Warrants) to purchase up to an aggregate of 3.0 million shares of common stock (the Warrant Shares). Due to stock exchange ownership limitations, which if exceeded would require stockholder approval and possibly require cash settlement for failure to deliver shares upon exercise, the Company concluded that a portion of the Warrant Shares met the derivative scope exception and equity classification criteria and were accounted for as additional paid in capital, and a portion of the Warrant Shares did not meet the derivative scope exception or equity classification criteria and were accounted for as a derivative liability. The Warrants had an initial fair value of $4.1 million, which was recorded as: (i) $4.1 million loss upon extinguishment of debt, (ii) $2.4 million additional paid in capital and (iii) $1.7 million derivative liability. The Warrant Shares derivative liability portion will be remeasured each reporting period until settled or extinguished with subsequent changes in fair value recorded through the statement of operations. The fair value of the Warrants was determined using a Black-Scholes-Merton option pricing model based on the input assumptions for liability classified warrants table in the valuation methodology section below. At March 31, 2020, the fair value of the Warrant Shares derivative liability portion was $1.5 million, and the Company recorded a $0.2 million gain on change in fair value of derivative instruments during the three months ended March 31, 2020. On May 29, 2020, the Company obtained stockholder approval to remove the stock ownership limitations. As a result, the Company was able to physically deliver shares under the Warrants without the potential for cash settlement. In the three months ended June 30, 2020, the Company recorded a $1.3 million final mark-to-market loss on change in derivative liability, using a Black-Scholes-Merton option pricing model based on the input assumptions for liability classified warrants table in the valuation methodology section below, and derecognized the $2.8 million derivative liability balance relate to this portion of the Warrant Shares into additional paid in capital.

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

In connection with the January 31, 2020 Debt Equitization transaction with Foris, which was accounted for as a debt extinguishment as discussed in Note 4, “Debt” and Note 6, “Stockholders’ Deficit”, the Company issued rights (the Right) to purchase up to of 8.8 million shares of common stock at $2.87 per share for 12 months from the issuance date. The Company concluded that the Right met the derivative scope exception and criteria to be accounted for in equity. The Right had a fair value of $8.9 million which was recorded as additional paid in capital and a charge to loss upon extinguishment of debt. The fair value of the Right was determined using a Black-Scholes-Merton option pricing model based on the input assumptions for liability classified warrants table in the valuation methodology section below.

During the second half of 2019, the Company issued five freestanding liability warrants related to the September 2019 and November 2019 Schottenfeld Notes (the Schottenfeld Notes), which the Company recorded at fair value as a derivative liability and debt discount on the respective issuance dates (see Note 4, “Debt” for further information). These freestanding liability warrants had a collective fair value of $7.0 million at December 31, 2019. As a result of the Foris Debt Equitization transaction on January 31, 2020, the variability causing these instruments to be recorded as a derivative liability was eliminated and upon derecognition of this liability into equity, the Company recorded a $1.8 million gain on change in fair value of derivative instruments for the year ended December 31, 2020, using a Black-Scholes-Merton option pricing model based on the input assumptions for liability classified warrants table in the valuation methodology section below, and reclassified the derivative liability balance of $5.2 million to additional paid in capital.

On February 28, 2020, the Company entered into forbearance agreements with certain affiliates of the Schottenfeld Group LLC (the Lenders) related to certain defaults under the Schottenfeld Notes. The transaction was accounted for as a debt extinguishment. See Note 4, “Debt” for further information. In connection with entering into the forbearance agreements, the Company committed to issuing new warrants (the New Warrants) to the Lenders under certain contingent events for 1.9 million shares of common stock at a $2.87 purchase price and a two-year term. The contingent obligation to issue the New Warrants did not meet the derivative scope exception or equity classification criteria and were accounted for as a derivative liability. The contingently issuable New Warrants derivative liability had an initial fair value of $3.2 million and was recorded as a derivative liability with a $3.2 million charge to loss upon extinguishment of debt. The New Warrants derivative liability will be remeasured each reporting period until settled or extinguished with subsequent changes in fair value recorded through the statement of operations. The fair value of the New Warrants derivative liability was determined using a Black-Scholes-Merton option pricing model based on the input assumptions for liability classified warrants table in the valuation methodology section below. At December 31, 2020, the fair value of the contingently issuable New Warrants derivative liability was $8.5 million, and the Company recorded a $5.3 million loss on change in fair value of derivative instruments for the year ended December 31, 2020.

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

Bifurcated Embedded Features in Debt Instruments

During the second half of 2019, the Company issued four debt instruments with embedded mandatory redemption features which were bifurcated from the debt host instruments and recorded at fair value as a derivative liability and debt discount. The collective fair value of the four bifurcated derivatives totaled $2.8 million at December 31, 2019. In January and February 2020, the Company again modified certain key terms in three of the four underlying debt instruments, resulting in a debt extinguishment of the three modified debt instruments. Consequently, in the three months ended March 31, 2020, the collective fair value of the three extinguished bifurcated derivatives totaling $2.3 million was recorded as a loss upon extinguishment of debt and the $0.9 million collective fair value of the new bifurcated embedded mandatory redemption features was recorded as a derivative liability and new debt discount at the modification date. Also, one of the bifurcated features was embedded in the Foris LSA, which was modified and accounted for as an extinguishment in the three months ended June 30, 2020. As a result of the extinguishment accounting treatment, the $0.7 million derivative liability balance was derecognized and recorded into the initial fair value of the new Foris Convertible Note (see “Fair Value of Debt – Foris Convertible Note (LSA Amendment)” above). The fair value of the bifurcated derivative liability was determined using a probability weighted discounted cash flow analysis which is discussed in the valuation methodology and approach section below. At December 31, 2020, the fair value of the bifurcated embedded mandatory redemption features totaled $0.2 million, and the Company recorded a $0.4 million gain on change in fair value derivative instruments during the year ended December 31, 2020.

Valuation Methodology and Approach to Measuring the Derivative Liabilities

The liabilities associated with the Company’s freestanding and compound embedded derivatives outstanding at December 31, 2020 and 2019 represent the fair value of freestanding equity instruments and mandatory redemption features embedded in certain debt instruments. See Note 4, "Debt", and Note 6, "Stockholders' Deficit" for further information regarding these host instruments. There is no current observable market for these types of derivatives and, as such, the Company determined the fair value of the freestanding instrument or embedded derivatives using the Black-Scholes-Merton option pricing model, or a probability-weighted discounted cash flow analysis, measuring the fair value of the debt instrument both with and without the embedded feature, both of which are discussed in more detail below.

The Company uses the Black-Scholes-Merton option pricing model to determine the fair value of its liability classified warrants as of December 31, 2020 and 2019. Input assumptions for these freestanding instruments measured during the 12 months ended December 31, 2020 and 2019 were as follows:

Year ended December 31,	2020	2019
Fair value of common stock on valuation date	$2.56 – $6.18	$3.09 – $4.76
Exercise price of warrants	$2.87 – $3.25	$3.87 – $3.90
Expected volatility	94% – 117%	94% – 105%
Risk-free interest rate	0.13% – 1.58%	1.58% – 1.67%
Expected term in years	1.00 – 2.00	1.51 – 2.00
Dividend yield	0%	0%

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

The market-based assumptions and estimates used in valuing the embedded derivative liabilities include values in the following ranges/amounts:

Year ended December 31,	2020	2019
Risk-free interest rate	0.1% - 1.6%	1.6% - 1.7%
Risk-adjusted discount yield	18.0% - 27.0%	20.0% - 27.0%
Stock price volatility	96% - 214%	45%
Probability of change in control	5.0%	5.0%
Stock price	$2.56 - $6.18	$2.09 - $4.76
Credit spread	17.9% - 36.8%	18.4% - 25.4%
Estimated conversion dates	2022 - 2023	2022 - 2023

Changes in valuation assumptions can have a significant impact on the valuation of the embedded and freestanding derivative liabilities and debt that the Company elects to account for at fair value. For example, all other things being held constant, generally an increase in the Company’s stock price, change of control probability, risk-adjusted yield term to maturity/conversion or stock price volatility increases the value of the derivative liability.

Assets and Liabilities Recorded at Carrying Value

Financial Assets and Liabilities

The carrying amounts of certain financial instruments, such as cash equivalents, accounts receivable, prepaid expenses and other current assets, accounts payable and accrued liabilities, approximate fair value due to their relatively short maturities and low market interest rates, if applicable. Loans payable and credit facilities are recorded at carrying value, which is representative of fair value at the date of acquisition. The Company estimates the fair value of these instruments using observable market-based inputs (Level 2). The carrying amount (the total amount of net debt presented on the balance sheet) of the Company's debt at December 31, 2020 and at December 31, 2019, excluding the debt instruments recorded at fair value, was $86.5 million and $195.8 million, respectively. The fair value of such debt at December 31, 2020 and at December 31, 2019 was $83.3 million and $194.8 million, respectively, and was determined by (i) discounting expected cash flows using current market discount rates estimated for certain of the debt instruments and (ii) using third-party fair value estimates for the remaining debt instruments.

4. Debt

	2020				2019
(In thousands)	Principal	Unaccreted Debt (Discount) Premium	Fair Value Adjustment	Net	Principal	Unaccreted Debt (Discount) Premium	Fair Value Adjustment	Net
Convertible notes payable
Senior convertible notes	$30,020	$—	$23,367	$53,387	$66,000	$—	$(15,376)	$50,624
	30,020	—	23,367	53,387	66,000	—	(15,376)	50,624
Related party convertible notes payable
Foris convertible note	50,041	—	73,123	123,164	—	—	—	—
Total 2014 Rule 144A convertible note	—	—	—	—	10,178	—	—	10,178
	50,041	—	73,123	123,164	10,178	—	—	10,178
Loans payable and credit facilities
Schottenfeld notes	12,500	(240)	—	12,260	20,350	(1,315)	—	19,035
Ginkgo note	12,000	—	—	12,000	12,000	(3,139)	—	8,861
Nikko notes	2,802	(759)	—	2,043	14,318	(901)	—	13,417
Other loans payable	1,227	—	—	1,227	1,828	—	—	1,828
	28,529	(999)	—	27,530	48,496	(5,355)	—	43,141
Related party loans payable
DSM notes	33,000	(2,443)	—	30,557	33,000	(4,621)	—	28,379
Naxyris note	23,914	(493)	—	23,421	24,437	(822)	—	23,615
Foris notes	5,000	—	—	5,000	115,351	(9,516)	—	105,835
	61,914	(2,936)	—	58,978	172,788	(14,959)	—	157,829
Total debt	$170,504	$(3,935)	$96,490	263,059	$297,462	$(20,314)	$(15,376)	261,772
Less: current portion				(77,437)				(63,805)
Long-term debt, net of current portion				$185,622				$197,967

Future minimum payments under the debt agreements as of December 31, 2020 are as follows:

Years ending December 31 (In thousands)	Convertible Notes	Loans Payable and Credit Facilities	Related Party Convertible Notes	Related Party Loans Payable and Credit Facilities	Total
2021	$33,897	$4,249	$—	$31,823	$69,969
2022	—	14,769	59,578	40,940	115,287
2023	—	12,899	—	—	12,899
2024	—	398	—	—	398
2025	—	396	—	—	396
Thereafter	—	1,472	—	—	1,472
Total future minimum payments	33,897	34,183	59,578	72,763	200,421
Less: amount representing interest(1)	(3,877)	(5,654)	(9,537)	(10,849)	(29,917)
Less: future conversion of accrued interest to principal	—	—	—	—	—
Present value of minimum debt payments	30,020	28,529	50,041	61,914	170,504
Less: current portion of debt principal	(30,020)	(1,495)	—	(25,000)	(56,515)
Noncurrent portion of debt principal	$—	$27,034	$50,041	$36,914	$113,989
______________
(1) Excluding net debt discount of $3.9 million that will be amortized to interest expense over the term of the debt.

Exchange of Senior Convertible Notes

On January 14, 2020, the Company completed the exchange of the Company’s $66 million Senior Convertible Notes (or the Prior Notes), pursuant to separate exchange agreements (the Exchange Agreements) with certain private investors (the Holders), for (i) new senior convertible notes in an aggregate principal amount of $51 million (the New Notes or Senior Convertible Notes), (ii) an aggregate of 2,742,160 shares of common stock (the Exchange Shares), (iii) rights (the Rights) to acquire up to an aggregate of 2,484,321 shares of common stock (the Rights Shares), (iv) warrants (the Warrants) to purchase up to an aggregate of 3,000,000 shares of common stock (the Warrant Shares) at an exercise price of $3.25 per share, with an exercise term of two years from issuance, (v) accrued and unpaid interest on the Senior Convertible Notes (payable on or prior to January 31, 2020) and (vi) cash fees in an aggregate amount of $1.0 million (payable on or prior to January 31, 2020). The Exchange Shares and Warrants were issued on January 14, 2020. The unpaid interest and cash fees were paid in accordance with the Exchange Agreements. The Rights were exercised by the Holder and common stock shares issued by the Company according to the terms of the Senior Convertible Notes on February 24, 2020.

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

The Company elected to account for the New Notes at fair value, as of the January 14, 2020 issuance date. Management believes that the fair value option better reflects the underlying economics of the Senior Convertible Notes, which contain multiple embedded derivatives. Under the fair value election, changes in fair value will be reported in the consolidated statements of operations as "Gain (loss) from change in fair value of debt" in each reporting period subsequent to the issuance of the New Notes. For the three months ended March 31, 2020, the Company recorded a loss of $1.1 million, which is shown as Fair Value Adjustment in the table at the beginning of this Note 4. See Note 3, "Fair Value Measurement" for information about the assumptions that the Company used to measure the fair value of the Senior Convertible Notes.

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

Amendment to Senior Convertible Notes

On May 1, 2020, the Company and the holders of the Senior Convertible Notes entered into separate amendments to the New Notes and the W&F Agreements (Note Amendment), pursuant to which the Company and the Holders agreed: (i) to amend the maturity date of the New Notes from September 30, 2022 to June 1, 2021 (Maturity Date); (ii) to remove from the New Notes all equity triggering provisions that allowed the Holders to convert the notes at a reduced conversion price in certain circumstances other than events of default; (iii) that the Company would no longer be required to redeem the New Notes in an aggregate amount of $10 million following the receipt by the Company of at least $80 million of aggregate net cash proceeds from one or more financing transactions; (iv) that interest payments would be due quarterly (as opposed to monthly), starting on August 1, 2020; (v) that an aggregate amortization payment of approximately $16.4 million (split proportionally among the Holders) would be due on or before the earlier of May 31, 2020 and the date on which the Company receives at least $50 million of aggregate net proceeds in an offering of securities (Amended May Amortization), an amortization payment of $5 million (to the largest Holder) would be due on December 1, 2020 unless the Company receives at least $50 million of aggregate net cash proceeds from one or more financing transactions after May 1, 2020, and no other amortization payment would be due prior to the Maturity Date; (vi) to reduce the conversion price of the New Notes from $5.00 to $3.50; (vii) to reduce the redemption price with respect to optional redemptions by the Company prior to October 1, 2020 to 100%, prior to December 31, 2020 to 105% and to 110% thereafter (as opposed to 115%), of the amount being redeemed; and (viii) that an aggregate of 2,836,364 shares of Common Stock held by the Holders would not be considered as Pre-Delivery Shares (issued in connection with the November 15, 2019 Senior Convertible Notes Due 2022 and as defined in the New Notes) and would be subject to certain selling restrictions until June 15, 2020, and that an aggregate of 1,363,636 Pre-Delivery Shares held by certain Holders would be promptly returned to the Company. These Pre-Delivery Shares were returned to the Company on May 5, 2020 and May 6, 2020. The Company paid $16.4 million on June 1, 2020 to satisfy the required amortization payment and is no longer required to make the $5.0 million amortization payment on December 1, 2020. On June 4, 2020, the Company released an additional 700,000 Pre-Delivery Shares to the largest Holder in connection with the Second Amendment to New Notes and the W&F Agreements. The Company recorded $10.5 million of additional interest expense, representing the fair value of the 3,536,364 Pre-Delivery Shares released to the Holders.

Further, in connection with the Note Amendment, the Company and the Holders entered into certain warrant amendment agreements pursuant to which (i) the exercise price of the warrants issued on January 14, 2020 in connection with the Exchange of the Senior Convertible Notes was reduced to $2.87 per share, from $3.25, with respect to an aggregate of 2,000,000 warrant shares; (ii) the exercise price of a warrant to purchase 960,225 shares of the Company’s Common Stock issued to one of the Holders on May 10, 2019 was reduced to $2.87 per share, from $5.02, and the exercise term of such warrant was extended to January 31, 2022, from May 10, 2021; and (iii) the exercise term of a right to purchase 431,378 shares of the Company’s Common Stock issued to one of the Holders on January 31, 2020 was extended to January 31, 2022, from January 31, 2021. See Note 6, “Stockholders’ Deficit” for more information regarding the accounting treatment of these warrant modifications.

The Company has elected to account for the Senior Convertible Notes at fair value, as of the issuance date. Management believes that the fair value option better reflects the underlying economics of the Senior Convertible Notes, which contain multiple embedded derivatives. Under the fair value election, changes in fair value will be reported in the consolidated statements of operations as "Gain (loss) from change in fair value of debt" in each reporting period subsequent to the issuance of the Senior Convertible Notes. For the year ended December 31, 2020, the Company recorded a loss of $38.7 million, which is shown as Fair Value Adjustment in the table at the beginning of this Note 4. See Note 3, "Fair Value Measurement" for information about the assumptions that the Company used to measure the fair value of the Senior Convertible Notes.

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

Foris Debt Transactions—Related Party

The Company has loans payable to Foris Ventures, LLC (Foris) with a total principal balance of $55.0 million at December 31, 2020. Foris is an entity affiliated with director John Doerr of Kleiner Perkins Caufield & Byers, a current stockholder, and an owner of greater than five percent of the Company’s outstanding common stock. The notes payable to Foris are comprised of the following (amounts in thousands):

Description	Date Issued	Original Loan Amount	Balance at December 31, 2020	Interest Rate per Annum	Maturity Date
Foris Convertible Note	June 1, 2020	$50,041	$50,041	6%	July 1, 2022
Foris $5M Note	April 29, 2020	5,000	5,000	12%	December 31, 2022
		$55,041	$55,041

Debt Equitization – Foris, Related Party

At December 31, 2019, the Company had two loans payable to Foris with a total principal balance of $110.0 million, excluding capitalized interest of $5.3 million. The first loan (Foris $19 million Note) was a $19 million unsecured borrowing that accrued interest at 12% per annum and matures on January 1, 2023. The second loan (Foris LSA) is a $91.0 million secured borrowing that accrues interest at 12.5% per annum and matured on March 1, 2023. The Foris LSA required quarterly principal payments and monthly interest payments. See Amendment No. 1 to Amended and Restated LSA — Foris, Related Party below for more information on the maturity date and payment terms of the Foris LSA.

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

Amendment No. 1 to Foris LSA (Foris Convertible Note) — Related Party

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

The Company analyzed the before and after cash flows resulting from the LSA Amendment to determine whether these changes result in a modification or extinguishment of the Foris LSA. Based on the before and after cash flows, the change was significant. Consequently, the LSA Amendment was accounted for as a debt extinguishment and a new debt issuance. The Company elected to account for the new debt issuance under the fair value option and recorded a $22.0 million loss upon extinguishment of the Foris LSA, representing the difference between the carrying value of the Foris LSA prior to the modification and the $72.1 million reacquisition price of the Foris LSA (which is the fair value of the LSA Amendment with the conversion option). Management believes the fair value option best reflects the underlying economics of the LSA Amendment, which contains embedded derivatives, a conversion option requiring bifurcation and a beneficial conversion feature. Under the fair value election, changes in fair value will be reported in the consolidated statements of operations as "Gain (loss) from change in fair value of debt" in each reporting period subsequent to the issuance of the LSA Amendment (Foris Convertible Note). The Company also recorded gains of $23.1 million and $13.6 million for the three and nine months ended September 30, 2020 related to the change in fair value of the LSA Amendment (Foris Convertible Note) after the June 1, 2020 issuance date, which is shown as Fair Value Adjustment in the table at the beginning of this Note 4. See Note 3, "Fair Value Measurement" for information about the assumptions that the Company used to measure the fair value of the LSA Amendment (Foris Convertible Note).

Foris $5 Million Note – Related Party

On April 29, 2020, the Company borrowed $5.0 million from Foris, an entity affiliated with director John Doerr and which beneficially owns greater than 5% of the Company’s outstanding common stock. The note is unsecured and accrues interest at 12% per annum. Principal and interest will be payable at maturity, on December 31, 2022.

Naxyris LSA – Related Party

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

Naxyris LSA Amendment – Related Party

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

DSM Credit Agreements—Related Party

DSM $25 Million Note

In December 2017, the Company and DSM entered into a credit agreement (the DSM Credit Agreement) to make available to the Company an unsecured credit facility of $25.0 million. On December 28, 2017, the Company borrowed $25.0 million under the DSM Credit Agreement, representing the entire amount available thereunder, and issued a promissory note to DSM in an equal principal amount (the DSM Note). The Company used the proceeds of the amounts borrowed under the DSM Credit Agreement to repay all outstanding principal under a promissory note in the principal amount of $25.0 million issued to Guanfu Holding Co., Ltd. in December 2016. Given multiple elements in the arrangements with DSM, the Company fair valued the DSM Note to determine the arrangement consideration that should be allocated to the DSM Note. The fair value of the DSM Note was discounted using a Company specific weighted average cost of capital rate that resulted in a debt discount of $8.0 million. The debt discount is being amortized over the loan term using the effective interest method.

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

Schottenfeld Forbearance Agreement

The Company, Schottenfeld Group LLC (Schottenfeld) and certain of its affiliates (collectively, the Lenders) are parties (i) to certain Credit Agreements, each dated September 10, 2019 (collectively, the September Credit Agreements) and (ii) to a Credit and Security Agreement, dated November 14, 2019 (the CSA, and collectively with the September Credit Agreements, the Credit Agreements), pursuant to which the Company issued to the Lenders certain notes (the September Notes and the November Notes, respectively, and collectively, the Schottenfeld Notes) and warrants (the September Warrants and the November Warrants, respectively, and collectively, the Schottenfeld Warrants) to purchase shares (the Warrant Shares) of the Company’s common stock. See Note 6, “Stockholders’ Deficit” for further information. At December 31, 2020, indebtedness under the September Notes totals $12.5 million, accrues interest at 12% per annum and matures on January 1, 2023. Indebtedness under the November Notes total $7.9 million, accrued interest at 12% per annum and originally matured on January 15, 2020. The Company failed to repay the $7.9 million November Notes by January 15, 2020.

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
•to pay Ginkgo quarterly fees of $0.8 million (Partnership Payments) for a total of $12.7 million, beginning on December 31, 2018 and ending on September 30, 2022; and
•to share profit margins from sales of a certain product to be developed under the Ginkgo Partnership Agreement on a 50/50 basis, subject to certain conditions, provided that net profits will be payable to Ginkgo for any quarterly period to the extent that such net profits exceed the sum of (a) quarterly interest payments due under the November 2017 Ginkgo Note and (b) Partnership Payments due in such quarter.

The Company recorded the $6.1 million present value of the $12.7 million partnership payments in other liabilities (see Note 2, "Balance Sheet Details"), with the remaining $6.6 million recorded as a debt discount to be recognized as interest expense under the effective interest method over the five-year payment term.

In November 2017, the Company issued an unsecured promissory note in the principal amount of $12.0 million to Ginkgo (the November 2017 Ginkgo Note) in connection with the termination of the 2016 Ginkgo Collaboration Agreement and the execution of the Ginkgo Partnership Agreement. The November 2017 Ginkgo Note accrues interest at 10.5% per annum, payable monthly, and has a maturity date of October 19, 2022. The November 2017 Ginkgo Note may be prepaid in full without penalty or premium at any time, provided that certain payments have been made under the Company’s partnership agreement with Ginkgo. The November 2017 Ginkgo Note also contains customary terms, covenants and restrictions, including certain events of default after which the note may become due and payable immediately. The Company recorded the $7.0 million present value of the November 2017 Ginkgo Note as a note payable liability, and the remaining $5.0 million was recorded as a debt discount which is being accreted to interest expense over the loan term using the effective interest method.

On September 29, 2019, in connection with Ginkgo granting certain waivers under the November 2017 Ginkgo Note and the Ginkgo Partnership Agreement, (i) the Company and Ginkgo amended the November 2017 Ginkgo Note to increase the interest rate from 10.5% per annum to 12% per annum, beginning October 1, 2019, (ii) Ginkgo agreed to waive default interest, defer past due interest and partnership payments under the November 2017 Ginkgo Note and Ginkgo Partnership Agreement until December 15 and (iii) the Company agreed to pay a cash waiver fee of $1.3 million, payable in installments of $0.5 million on December 15, 2019 and $0.8 million on March 31, 2020. The Company accounted for this amendment as a modification and accrued the $1.3 million waiver fee in other current liabilities and a charge to interest expense during the year ended December 31, 2019. The Company failed to pay the $5.2 million past due interest, default interest on past due amounts, partnership payments and the $0.5 million waiver fee installment on December 15, 2019.

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

Nikko Loan Agreements and Notes

The loans payable to Nikko Chemicals Co., Ltd. at December 31, 2020 are comprised of the following (amounts in thousands):

Description	Date Issued	Original Loan Amount	Balance at December 31, 2020	Interest Rate per Annum	Maturity Date
Nikko $3.9M Note	December 19, 2016	$3,900	$2,653	5.00%	December 1, 2029
Nikko $200K Capex Loan	February 1, 2019	200	150	5.00%	January 1, 2026
		$4,100	$2,803

Nikko Loan Agreement

On July 29, 2019, the Company and Nikko entered into a loan agreement (the Nikko Loan Agreement) to make available to the Company secured loans in an aggregate principal amount of $5.0 million, to be issued in separate installments of $3.0 million and $2.0 million, respectively. On July 30, 2019, the Company borrowed the first installment of $3.0 million under the Nikko Loan Agreement and received net cash proceeds of $2.8 million, with the remaining $0.2 million being withheld by Nikko as prepayment of the interest payable on such loan through the maturity date. On August 8, 2019, the Company borrowed the remaining $2.0 million available under the Nikko Loan Agreement and received net cash proceeds of $1.9 million, with the remaining $0.1 million being withheld by Nikko as prepayment of the interest payable on such loan through the maturity date. The loans (i) mature on December 18, 2020, (ii) accrue interest at a rate of 5% per annum from and including the applicable loan date through the maturity date, which interest is required to be prepaid in full on the date of the applicable loan, and (iii) are secured by a first-priority lien on 12.8% of the Aprinnova JV interests owned by the Company. The Company fully repaid the $5.0 million aggregate principal balance in December 2020.

Nikko Secured Loan Agreement Amendment

On December 19, 2019, the Company borrowed $4.5 million from Nikko under a second secured loan agreement. The loan (i) matured on January 31, 2020, (ii) accrues interest at a rate of 2.75% per annum, and (iii) is secured by a first-priority lien on 27.2% of the Aprinnova JV interests owned by the Company. The Company failed to pay the $4.5 million loan on January 31, 2020.

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

Nikko Notes

Facility Note: In December 2016, in connection with the Company's formation of its cosmetics joint venture (the Aprinnova JV) with Nikko Chemicals Co., Ltd. (Nikko), Nikko made a loan to the Company in the principal amount of $3.9 million and the Company issued a promissory note (the Nikko Note) to Nikko in an equal principal amount. The proceeds of the Nikko Note were used to satisfy the Company's remaining liabilities related to the Company's purchase of a manufacturing facility in Leland, North Carolina and related assets in December 2016, including liabilities under a promissory note in the principal amount of $3.5 million issued in connection therewith. The Nikko Note (i) accrues interest at 5% per year, (ii) has a term of 13 years, (iii) is payable in equal monthly installments of principal and interest beginning on January 1, 2017 and (iv) is secured by a first-priority lien on 10% of the Aprinnova JV interests owned by the Company. In addition, the Company is required to repay the Nikko Note with any profits distributed to the Company by the Aprinnova JV, beginning with the distributions for the year ended December 31, 2020, until the Nikko Note is fully repaid. The Nikko Note may be prepaid in full or in part at any time without penalty or premium. The Nikko Note contains customary terms and provisions, including certain events of default after which the Nikko Note may become due and payable immediately.

Aprinnova JV Working Capital Notes: In February 2017, in connection with the formation of the Aprinnova JV in December 2016, Nikko made a working capital loan to the Aprinnova JV in the principal amount of $1.5 million (the First Aprinnova Note). The First Aprinnova Note was fully repaid in January 2018. In August 2017, Nikko made a second working capital loan to the Aprinnova JV in the principal amount of $1.5 million (the Second Aprinnova Note). The Second Aprinnova Note was payable in full on August 1, 2019, with interest payable quarterly. Both notes accrue interest at 2.75% per annum. Effective July 31, 2019, the Company repaid $500,000 and agreed with Nikko to extend the term of the Second Aprinnova Note to August 1, 2020. Under the terms of the extension, the Company was required to make four quarterly principal payments of $100,000 each beginning November 1, 2019 through May 1, 2020 and a final payment of $700,000 at August 1, 2020 maturity. The Company fully repaid this working capital note at maturity in August 2020.

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

Letters of Credit

In June 2012, the Company entered into a letter of credit agreement for $1.0 million under which it provided a letter of credit to the landlord for its headquarters in Emeryville, California in order to cover the security deposit on the lease. This letter of credit is secured by a certificate of deposit. Accordingly, the Company has $1.0 million of restricted cash, noncurrent in connection with this arrangement as of December 31, 2020 and 2019.

5. Mezzanine Equity

Mezzanine equity at December 31, 2020 and 2019 is comprised of proceeds from common shares sold on May 10, 2016 to the Bill & Melinda Gates Foundation (the Gates Foundation). On April 8, 2016, the Company entered into a Securities Purchase Agreement with the Gates Foundation, pursuant to which the Company agreed to sell and issue 292,398 shares of its common stock to the Gates Foundation in a private placement at a purchase price per share of $17.10, the average of the daily closing price per share of the Company’s common stock on the Nasdaq Stock Market for the twenty consecutive trading days ending on April 7, 2016, for aggregate proceeds to the Company of approximately $5.0 million (the Gates Foundation Investment). The Securities Purchase Agreement includes customary representations, warranties and covenants of the parties.

In connection with the entry into the Securities Purchase Agreement, on April 8, 2016, the Company and the Gates Foundation entered into a Charitable Purposes Letter Agreement, pursuant to which the Company agreed to expend an aggregate amount not less than the amount of the Gates Foundation Investment to develop a yeast strain that produces artemisinic acid and/or amorphadiene at a low cost and to supply such artemisinic acid and amorphadiene to companies qualified to convert artemisinic acid and amorphadiene to artemisinin for inclusion in artemisinin combination therapies used to treat malaria commencing in 2017. The Company is currently conducting the project. If the Company defaults in its obligation to use the proceeds from the Gates Foundation Investment as set forth above or defaults under certain other commitments in the Charitable Purposes Letter Agreement, the Gates Foundation will have the right to request that the Company redeem, or facilitate the purchase by a third party of, the Gates Foundation Investment shares then held by the Gates Foundation at a price per share equal to the greater of (i) the closing price of the Company’s common stock on the trading day prior to the redemption or purchase, as applicable, or (ii) an amount equal to $17.10 plus a compounded annual return of 10%. As of December 31, 2020, the Company's remaining research and development obligation under this arrangement was $0.3 million.

6. Stockholders’ Deficit

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

Warrant Amendments and Exercises by Certain Holders

On January 31, 2020, the Company entered into separate warrant amendment agreements (the Warrant Amendments) with certain holders (the Warrant Holders) of the Company’s outstanding warrants to purchase shares of common stock, pursuant to which the exercise price of certain warrants (the Amended Warrants) held by the Warrant Holders totaling 1.2 million shares was reduced to $2.87 per share. In connection with the entry into the Warrant Amendments, on January 31, 2020, the Warrant Holders exercised their Amended Warrants, representing an aggregate of 1,160,929 shares of common stock (the Warrant Amendment Shares), and the Company issued the Warrant Amendment Shares to the Holders along with a right to purchase an aggregate of 1,160,929 shares of Common Stock, at an exercise price of $2.87 per share, for an exercise term of 12 months from the January 31, 2020 issuance (the Rights). The Company received net proceeds of $3.3 million from the exercise of the Amended Warrants and recorded the $3.3 million as additional paid in capital. The Company also measured the before and after fair value of the Amended Warrants using the Black-Scholes-Merton option pricing model and determined there was no incremental value to record related to the purchase price reduction. Further, the Rights warrants met the derivative scope exception and equity classification criteria to be accounted for in equity.

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

Principal Conversion into Common Stock and New Warrants Issued in Exchange of Senior Convertible Notes

On January 14, 2020, the Company completed the exchange of the Company’s $66 million Senior Convertible Notes (or the Prior Notes), pursuant to separate exchange agreements (the Exchange Agreements) with certain private investors (the Holders), for (i) new senior convertible notes in an aggregate principal amount of $51 million (the New Notes or Senior Convertible Notes), (ii) an aggregate of 2,742,160 shares of common stock (the Exchange Shares), (iii) rights (the Rights) to acquire up to an aggregate of 2,484,321 shares of common stock (the Rights Shares), and (iv) warrants (the Warrants) to purchase up to an aggregate of 3,000,000 shares of common stock (the Warrant Shares) at an exercise price of $3.25 per share, with an exercise term of two years from issuance, The New Notes, Exchange Shares, Rights and Warrants were issued on January 14, 2020. The Rights were exercised by the Holder and the Rights Shares were issued by the Company according to the terms of the Senior Convertible Notes on February 24, 2020. The contractual value of the Exchange Shares and the Rights Shares was $2.87 per share. Upon issuance of the New Notes, Exchange Shares and Rights, the $15.0 million of debt principal was extinguished and the $15.2 million fair value of the Exchange Shares and the Rights Shares was recorded as additional paid in capital. See Note 3, “Fair Value Measurement,” for more information regarding the valuation methodology used to determine the fair value and the related accounting treatment of the Warrants, and see Note 4, “Debt,” for further information on the accounting treatment and the terms of the note exchange.

Release of Pre-Delivery Shares and Amendment to Warrants Issued to Holders of Senior Convertible Notes

Under the terms of the November 15, 2019 Senior Convertible Notes and the January 14, 2020 Senior Convertible Notes, the Company was required to pre-deliver 7.5 million shares of common stock (the Pre-Delivery Shares) to the Holders, which are freely tradeable, validly issued, fully paid, nonassessable and free from all preemptive or similar rights or liens, for the Holders to sell, trade or hold, subject to certain limitations, for as long as the Senior Convertible Notes are outstanding. However, the Company may elect or be required to apply the value of the pre-delivered shares to satisfy periodic principal and interest payments or other repayment events. Within ten business days following redemption or repayment of in full the Senior Convertible Notes and the satisfaction or discharge by the Company of all outstanding Company obligations under the Senior Convertible Notes, the Holders shall deliver 7.5 million shares of the Company’s common stock to the Company, less any shares used to satisfy any accrued interest or principal amortization payments under such notes. The Company concluded the Pre-Delivery Shares provision meets the criteria of freestanding instrument that is legally detachable and separately exercisable from the Senior Convertible Notes and should be classified in equity as the common shares issued are both indexed to the Company’s own stock and meet the equity classification criteria. As such, the Company accounted for the fair value of the Pre-Delivery Shares within equity.

On May 1, 2020, in connection with the amendment to the Senior Convertible Notes described in Note 4, “Debt”, the Company and the Holders of the Senior Convertible Notes agreed, among other provisions described in Note 4, “Debt”: (i) to remove all equity triggering provisions that allowed the Holders to convert the notes at a reduced conversion price in certain circumstances; (ii) to reduce the conversion price of the New Notes from $5.00 to $3.50; (iii) to release to the Holders an aggregate of 2,836,364 shares of common stock originally required to be returned under the Pre-Delivery Share arrangement, and (iv) return an aggregate of 1,363,636 Pre-Delivery Shares held by certain Holders to the Company. Further, on June 4, 2020, the Company agreed to release an additional 700,000 Pre-Delivery Shares to one of the Holders, in connection with the second amendment to the Senior Convertible Notes described in Note 4, “Debt”. After the release and return of the Pre-Delivery Shares on May 1, 2020 and June 4, 2020, the total number of Pre-Delivery Shares subject to the arrangement is 2,600,000 and must be returned to the Company following full redemption or repayment of the Senior Convertible Notes. As a result of releasing the 3,536,364 Pre-Delivery Shares to the Holders, the Company recorded $10.5 million of additional interest expense, representing the fair value of the released share.

Further, in connection with the May 1, 2020 amendment to the Senior Convertible Notes the Company and the Holders entered into certain warrant amendment agreements pursuant to which (i) the exercise price of the warrants issued on January 14, 2020 in connection with the Exchange of the Senior Convertible Notes was reduced to $2.87 per share (from $3.25) with respect to an aggregate of 2,000,000 warrant shares; (ii) the exercise price of a warrant to purchase 960,225 shares of the Company’s common stock issued to one of the Holders on May 10, 2019 was reduced to $2.87 per share (from $5.02), and the exercise term of such warrant was extended to January 31, 2022 (from May 10, 2021); and (iii) the exercise term of a right to purchase 431,378 shares of the Company’s common stock issued to one of the Holders on January 31, 2020 was extended to January 31, 2022 (from January 31, 2021). Each of these warrant instruments were previously accounted for in equity. As a result of the warrant amendments, the Company performed a before and after remeasurement of the warrants using the Black-Scholes-Merton option pricing model and recorded $1.1 million of incremental interest expense and a corresponding increase to additional paid in capital.

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

The Company analyzed the automatic conversion provision related to the Series E Preferred Stock at the original commitment dates and determined the holders received a contingent beneficial conversion feature (BCF) equal to $67.2 million. This amount represents the difference between the Company’s closing stock price at the June 1, 2020 and June 4, 2020 commitment dates ($5.35 and $4.88, respectively) and the $3.00 conversion price. As the automatic conversion provision was contingent on stockholder approval on August 14, 2020, the BCF would be recognized when the contingency was resolved. Upon obtaining stockholder approval, the $67.2 million BCF was recognized in additional paid-in capital and reflected as a deemed dividend to the preferred stockholders in the December 31, 2020 consolidated statement of operations, increasing the net loss attributable to common stockholders and increasing basic net loss per share.

Shares Issuable under Convertible Notes and Convertible Preferred Stock

In connection with various debt transactions (see Note 4, "Debt"), the Company issued certain convertible notes and preferred shares that are convertible into shares of common stock as follows as of December 31, 2020, at any time at the election of each debtholder:

Number of Shares Instrument Is Convertible into as of December 31, 2020
Senior convertible notes	8,574,399
Foris convertible note	16,680,334
Series D preferred stock (8,280 shares outstanding at December 31, 2020)	1,943,661
27,198,394

Warrants

The Company issues warrants in certain debt and equity transactions in order to facilitate raising equity capital or reduce borrowing costs. In connection with various debt and equity transactions (see Note 4, "Debt" and below), the Company has issued warrants exercisable for shares of common stock. The following table summarizes warrant activity for the year ended December 31, 2020:

Transaction	Year Issued	Expiration Date	Number Outstanding as of December 31, 2019	Additional Warrants Issued	Exercises	Expired	Exercise Price per Share of Warrants Exercised	Number Outstanding as of December 31, 2020	Exercise Price per Share as of December 31, 2020
High Trail/Silverback warrants	2020	January 14, 2022 and July 10, 2022	—	3,000,000	—	—	$—	3,000,000	$2.87/$3.25
2020 PIPE right shares	2020	February 4, 2021	—	8,710,802	(5,226,481)	—	$2.87	3,484,321	$2.87
January 2020 warrant exercise right shares	2020	January 31, 2021, July 31, 2021 and January 31, 2022	—	9,939,159	(5,000,000)	—	$—	4,939,159	$2.87
Foris LSA warrants	2019	August 14, 2021	3,438,829	—	(3,438,829)	—	$2.87	—	$—
November 2019 Foris warrant	2019	November 27, 2021	1,000,000	—	(1,000,000)	—	$2.87	—	$—
August 2019 Foris warrant	2019	August 28, 2021	4,871,795	—	(4,871,795)	—	$2.87	—	$—
April 2019 PIPE warrants	2019	April 26, 2021, April 29, 2021 and May 3, 2021	8,084,770	—	(4,712,781)	—	$2.87	3,371,989	$4.76/$5.02
April 2019 Foris warrant	2019	April 16, 2021	5,424,804	—	(5,424,804)	—	$2.87	—	$—
September and November 2019 Investor Credit Agreement warrants	2019	September 10, 2021 and November 14, 2021	5,233,551	—	(50,000)	—	$—	5,183,551	$2.87
Naxyris LSA warrants	2019	August 14, 2021	2,000,000	—	—	—	$—	2,000,000	$2.87
October 2019 Naxyris warrant	2019	October 28, 2021	2,000,000	—	—	—	$—	2,000,000	$3.87
May-June 2019 6% Note Exchange warrants	2019	May 15, 2021 and June 24, 2021	2,181,818	—	—	—	$—	2,181,818	$2.87/$5.12
May 2019 6.50% Note Exchange warrants	2019	May 14, 2021 and January 31, 2022	1,744,241	—	(784,016)	—	$2.87	960,225	$2.87
July 2019 Wolverine warrant	2019	July 8, 2021	1,080,000	—	—	—	$—	1,080,000	$2.87
August 2018 warrant exercise agreements	2018	May 17, 2020 and May 20, 2020	12,097,164	—	(4,877,386)	(7,219,778)	$2.87	—	$—
May 2017 cash warrants	2017	July 10, 2022	6,078,156	—	—	—	$—	6,078,156	$2.87
August 2017 cash warrants	2017	August 7, 2022	3,968,116	—	—	—	$—	3,968,116	$2.87
May 2017 dilution warrants	2017	July 10, 2022	3,085,893	—	—	—	$—	3,085,893	$0.00
August 2017 dilution warrants	2017	May 23, 2023	3,028,983	—	—	—	$—	3,028,983	$0.00
February 2016 related party private placement	2016	February 12, 2021	171,429	—	(152,381)	—	$0.15	19,048	$0.15
July 2015 related party debt exchange	2015	July 29, 2020 and July 29, 2025	133,334	—	(133,334)	—	$0.15	—	$—
July 2015 private placement	2015	July 29, 2020	72,650	—	(72,650)	—	$0.15	—	$—
July 2015 related party debt exchange	2015	July 29, 2025	58,690	—	—	—	$—	58,690	$0.15
Other	2011	December 23, 2021	1,406	—	—	—	$—	1,406	$160.05
			65,755,629	21,649,961	(35,744,457)	(7,219,778)		44,441,355

For information regarding warrants issued or exercised subsequent to December 31, 2020, see Note 15, “Subsequent Events”.

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

7. Consolidated Variable-interest Entities and Unconsolidated Investments

Consolidated Variable-interest Entity

Aprinnova, LLC (Aprinnova JV) — Related Party

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

In connection with the contribution of the Leland Facility by the Company to the Aprinnova JV, at the closing of the formation of the Aprinnova JV, Nikko made a loan to the Company in the principal amount of $3.9 million, and the Company in consideration therefore issued a promissory note to Nikko in an equal principal amount, as described in more detail in Note 4, “Debt” under “Nikko Note.” Also, pursuant to the Aprinnova JV Agreement, the Company and Nikko agreed to make initial working capital loans to the Aprinnova JV in the amounts of $0.5 million and $1.5 million, respectively, and again in 2019 with additional loans of $0.2 million each, and in 2019 Nikko provided the Aprinnova JV with $1.2 million of short-term loans to purchase certain manufacturing supplies. These loans are described in more detail in Note 4, “Debt”.

The following presents the carrying amounts of the Aprinnova JV’s assets and liabilities included in the accompanying consolidated balance sheets. Assets presented below are restricted for settlement of the Aprinnova JV's obligations and all liabilities presented below can only be settled using the Aprinnova JV resources.

December 31, (In thousands)	2020	2019
Assets	$24,114	$17,390
Liabilities	$1,490	$3,690

The Aprinnova JV's assets and liabilities are primarily comprised of inventory, property, plant and equipment, accounts payable and debt, which are classified in the same categories in the Company's consolidated balance sheets.

The change in noncontrolling interest for the Aprinnova JV for the years ended December 31, 2020 and 2019 is as follows:

Year Ended December 31, (In thousands)	2020	2019
Balance at beginning of year	$609	$937
Income (loss) attributable to noncontrolling interest	4,710	(328)
Balance at end of year	$5,319	$609

Clean Beauty Collaborative, Inc. — Related Party

In October 2020, the Company through its 100% owned subsidiary, Amyris Clean Beauty, Inc. entered into an agreement with Rosie Huntington-Whiteley, (RHW), model turned businesswoman and founder of beauty knowledge and commerce destination, RoseInc.com, for the commercialization of clean sustainable cosmetics under the Amyris umbrella using the creative design capabilities of RHW.

Clean Beauty Collaborative, Inc. was formed as a Delaware Corporation. Amyris Clean Beauty, Inc. has the right to designate three Board of Directors and owns 60% of the issued and outstanding common shares and RHW has the right to designate two Board of Directors and owns 40% of the issued and outstanding common shares. The Company concluded the newly formed legal entity was a VIE due to insufficient equity at-risk and that the Company was the primary beneficiary through its controlling financial interest. Therefore, the Company will consolidate the business activities of the new venture.

At the formation date, RHW assigned all rights and title to the Roseinc.com internet domain name and the ROSE INC. trademark to Clean Beauty Collaborative, Inc., however, no financial assets were contributed by either party. Amyris Clean Beauty, Inc. is committed to the initial funding and commercial launch of the new product line to the general public, which is anticipated for later in 2021. As of December 31, 2020, the newly formed company did not have any substantive assets or liabilities, but incurred a $1.3 million loss related business formation and launch activities during the fourth quarter of 2020, of which $0.5 million is attributable to RHW’s noncontrolling interest and reflected in Income (loss) attributable to noncontrolling interest in the consolidated statement of operations for the year ended December 31, 2020.

Unconsolidated Investments

Equity-method Investments

Novvi LLC (Novvi)

Novvi is a U.S.-based joint venture among the Company, American Refining Group, Inc., Chevron U.S.A. Inc. and H&R Group US, Inc. Novvi's purpose is to develop, produce and commercialize base oils, additives and lubricants derived from Biofene for use in the automotive, commercial and industrial lubricants markets.

As of December 31, 2020, each of the investors held equity ownership in Novvi as follows:

Amyris, Inc.	18.4%
American Refining Group, Inc.	8.8%
Chevron U.S.A., Inc.	61.2%
H&R Group US, Inc.	11.6%
100.0%

The Company accounts for its investment in Novvi under the equity method of accounting, having determined that (i) Novvi is a VIE, (ii) the Company is not Novvi's primary beneficiary, and (iii) the Company has the ability to exert significant influence over Novvi. Under the equity method, the Company's share of profits and losses and impairment charges on investments in affiliates are included in “Loss from investments in affiliates” in the consolidated statements of operations. In accordance with equity-method accounting, the Company records its share of Novvi's earnings or losses for each accounting period and adjusts the investment balance accordingly. However, the Company is not obligated to fund Novvi's potential future losses, so the Company will not record equity-method losses that would result in the investment in Novvi falling to below zero and becoming a liability. As of December 31, 2020 and 2019, the carrying amount of the Company's equity investment in Novvi was $2.4 million and $4.7 million, respectively.

8. Net Loss per Share Attributable to Common Stockholders

The Company computes net loss per share in accordance with ASC 260, “Earnings per Share.” Basic net loss per share of common stock is computed by dividing the Company’s net loss attributable to Amyris, Inc. common stockholders by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share of common stock is computed by giving effect to all potentially dilutive securities, including stock options, restricted stock units, convertible preferred stock, convertible promissory notes and common stock warrants, using the treasury stock method or the as converted method, as applicable. For the year ended December 31, 2020, basic net loss per share was the same as diluted net loss per share because the inclusion of all potentially dilutive securities outstanding was anti-dilutive. As such, the numerator and the denominator used in computing both basic and diluted net loss were the same for those years.

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

The following table presents the calculation of basic and diluted net loss per share of common stock attributable to Amyris, Inc. common stockholders:

Years Ended December 31, (In thousands, except shares and per share amounts)	2020	2019
Numerator:
Net loss attributable to Amyris, Inc.	$(331,039)	$(242,767)
Less: deemed dividend to preferred stockholders upon conversion of Series E preferred stock	(67,151)	—
Less: deemed dividend to preferred stockholder on issuance and modification of common stock warrants	—	(34,964)
Add: loss allocated to participating securities	15,879	7,380
Net loss attributable to Amyris, Inc. common stockholders, basic	(382,311)	(270,351)
Adjustment to loss allocated to participating securities	—	137
Gain from change in fair value of derivative instruments	—	(4,963)
Net loss attributable to Amyris, Inc. common stockholders, diluted	$(382,311)	$(275,177)

Denominator:
Weighted-average shares of common stock outstanding used in computing net loss per share of common stock, basic	203,598,673	101,370,632
Basic loss per share	$(1.88)	$(2.67)

Weighted-average shares of common stock outstanding	203,598,673	101,370,632
Effect of dilutive common stock warrants	—	(74,057)
Weighted-average common stock equivalents used in computing net loss per share of common stock, diluted	203,598,673	101,296,575
Diluted loss per share	$(1.88)	$(2.72)

The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share of common stock for the periods presented because including them would have been anti-dilutive:

Years Ended December 31,	2020	2019
Period-end common stock warrants	38,248,741	59,204,650
Convertible promissory notes(1)	22,061,759	13,381,238
Period-end stock options to purchase common stock	6,502,096	5,620,419
Period-end restricted stock units	7,043,909	5,782,651
Period-end preferred shares on an as-converted basis	1,943,661	1,943,661
Total potentially dilutive securities excluded from computation of diluted net loss per share	75,800,166	85,932,619
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

9. Commitments and Contingencies

Guarantor Arrangements

The Company has agreements whereby it indemnifies its executive officers and directors for certain events or occurrences while the executive officer or director is serving in his or her official capacity. The indemnification period remains enforceable for the executive officer's or director’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a director and officer insurance policy that limits its exposure and enables the Company to recover a portion of any future payments. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal. Accordingly, the Company had no liabilities recorded for these agreements as of December 31, 2020 and 2019.

The Foris Convertible Note (see Note 4, "Debt") is collateralized by first-priority liens on substantially all of the Company's assets, including Company intellectual property, other than certain Company intellectual property licensed to DSM and the Company's shares of Aprinnova. Certain of the Company’s subsidiaries have guaranteed the Company’s obligations under the Foris Convertible Note.

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

The Nikko $3.9 million note is collateralized by a first-priority lien on 10.0% of the Aprinnova JV interests owned by the Company.

The promissory notes issued under the 2019 DSM Credit Agreement (see Note 4, "Debt") are secured by a first-priority lien on certain Company intellectual property licensed to DSM.

The obligations of the Company under the Schottenfeld Notes (see Note 4, "Debt") are secured by a perfected security interest in substantially all of the assets of the Company and the Subsidiary Guarantors, junior in payment priority to Foris and Naxyris subject to the Subordination Agreement among Foris, Naxyris and the Schottenfeld Lenders.

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

On April 3, 2019, a securities class action complaint was filed against Amyris and our CEO, John G. Melo, and former CFO (and current Chief Business Officer), Kathleen Valiasek, in the U.S. District Court for the Northern District of California. The complaint seeks unspecified damages on behalf of a purported class that would comprise all persons and entities that purchased or otherwise acquired our securities between March 15, 2018 and March 19, 2019. The complaint, which was amended by the lead plaintiff on September 13, 2019, alleges securities law violations based on statements and omissions made by the Company during such period. On October 25, 2019, the defendants filed a motion to dismiss the securities class action complaint, which was denied by the court on October 5, 2020. The Company filed its answer to the securities class action complaint on October 26, 2020. Subsequent to the filing of the securities class action complaint described above, on June 21, 2019 and October 1, 2019, respectively, two separate purported shareholder derivative complaints were filed in the U.S. District Court for the Northern District of California (Bonner v. Doerr, et al., and Carlson v. Doerr, et al.) based on similar allegations to those made in the securities class action complaint described above and naming the Company, and certain of the Company’s current and former officers and directors, as defendants. The derivative lawsuits sought to recover, on the Company’s behalf, unspecified damages purportedly sustained by the Company in connection with allegedly misleading statements and omissions made in connection with the Company’s securities filings. The derivative lawsuits were dismissed on October 18, 2019 (Bonner) and December 10, 2019 (Carlson), without prejudice. On November 3, 2020, Bonner re-filed its derivative complaint against the Company in San Mateo County Superior Court. The Company filed its demurrer to the complaint on January 13, 2021; and the hearing is scheduled for April 22, 2021. An additional shareholder derivative complaint (Kimbrough v. Melo, et al.), substantially identical to the Bonner complaint, was filed on December 18, 2020 in the United States District Court for the Northern District of California. On February 19, 2021, the Company filed its motion to dismiss the Kimbrough complaint. The Company believes the securities class action complaint, and the derivative complaints, lack merit, and intends to continue to defend itself vigorously. Given the early stage of these proceedings, it is not yet possible to reliably determine any potential liability that could result from these matters.

On July 24, 2020, a securities class action complaint was filed against Amyris and the members of the Board in the Court of Chancery of the State of Delaware (Flatischler v. Melo, et. al.). The complaint alleged a breach of fiduciary obligation to disclose material information to stockholders in the proxy statement filed with the Securities and Exchange Commission on July 6, 2020 (Proxy), with respect to the Company’s special stockholders’ meeting held on August 14, 2020 (Special Meeting), at which stockholders were to vote to approve the conversion of all outstanding indebtedness under the Foris Convertible Note and of the Series E Preferred Stock held by Foris issued in the Company's June 2020 PIPE into shares of common stock, in accordance with Nasdaq Listing Standard Rule 5635(d). See Note 4, “Debt,” “Amendment No. 1 to Foris LSA — Foris, Related Party,” and Note 6, “Stockholders’ Deficit,” “June 2020 PIPE,” and “Series E Convertible Preferred Stock and Amendment to Articles of Incorporation or Bylaws” in Part II, Item 8 of this Annual Report on Form 10-K for more information. The plaintiffs sought to enjoin the Special Meeting. On August 6, 2020, the plaintiffs withdrew their complaint as moot following the Company’s filing of a supplement to the Proxy on August 5, 2020. The Proxy supplement provided additional information regarding the approval process of the Foris transactions outlined above and the June 2020 PIPE, and the relationships between the Company and its financial advisors to the June 2020 PIPE. Without admitting that the allegations in the complaint had any merit, the Company decided it was in its and the stockholders’ best interests to agree to pay $125,000 to plaintiff’s counsel in full satisfaction of its claim for attorneys’ fees and expenses incurred by filing the complaint. Three substantially similar complaints were filed: on July 28, 2020, in the United States District Court of Delaware (Sabatini v. Amyris, Inc.); on July 31, 2020, in the Northern District of California (Nair v. Amyris); and on August 4, 2020, in the Southern District of New York (Chamorro v. Amyris). Amyris answered the Chamorro case on October 19, 2020. The plaintiffs in the Sabatini and Nair cases voluntarily dismissed their complaints on October 8, and October 22, 2020, respectively, and the plaintiff for the Chamorro case agreed to dismiss without prejudice upon a nominal payment by the Company.

On September 10, 2020, LAVVAN, Inc. (Lavvan) filed a suit against the Company in the United States District Court for the Southern District of New York alleging breach of contract, patent infringement, and trade secret misappropriation in connection with that certain Research, Collaboration and License Agreement between Lavvan and Amyris, dated March 18, 2019, as amended (Cannabinoid Agreement). Amyris filed motions to compel arbitration or to dismiss on October 2, 2020. On October 30, Lavvan filed its opposition to the motions and the Company filed its reply to such opposition on November 13, 2020. The Company believes the suit lacks merit and intends to continue to defend itself vigorously. Given the early stage of these proceedings, it is not yet possible to reliably determine any potential liability that could result therefrom.

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

10. Revenue Recognition

Disaggregation of Revenue

The following tables present revenue by primary geographical market, based on the location of the customer, as well as by major product and service:

	2020				2019
Years Ended December 31, (In thousands)	Renewable Products	Licenses and Royalties	Grants and Collaborations	TOTAL	Renewable Products	Licenses and Royalties	Grants and Collaborations	TOTAL
Europe	$17,156	$50,991	$8,765	$76,912	$10,092	$54,043	$6,674	$70,809
United States	68,675	—	526	69,201	34,295	—	24,376	58,671
Asia	13,720	—	8,517	22,237	11,503	—	7,477	18,980
Brazil	4,105	—	—	4,105	3,612	—	115	3,727
Other	682	—	—	682	370	—	—	370
	$104,338	$50,991	$17,808	$173,137	$59,872	$54,043	$38,642	$152,557

Significant Revenue Agreements

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

The Yifan Collaboration Agreement has a total transaction price of $21.0 million, subject to the variable consideration constraint guidance in ASC 606 using the most likely outcome method to estimate the variable consideration associated with the identified performance obligation. The Company concluded the Collaboration Agreement contained a single performance obligation of research and development services provided continuously over time. The Collaboration Agreement provides for upfront and periodic payments based on project milestones. The Company concluded the performance obligation is delivered continuously over time and that revenue recognition is based on an input measure of progress as labor hours are expended in the achievement of the performance obligations (i.e., proportional performance). Estimates of variable consideration are updated quarterly, with cumulative adjustments to revenue recorded as necessary. The Company recognized $8.5 million and $6.1 million of collaboration revenue for the 12 months ended December 31, 2020 and 2019, respectively, and $14.6 million of cumulative-to-date collaboration revenue. At December 31, 2020, the Company also recorded a $3.6 million contract asset in connection with the Collaboration Agreement.

Cannabinoid Agreement

On May 2, 2019, the Company consummated a research, collaboration and license agreement (the Cannabinoid Agreement) with LAVVAN, Inc., an investment-backed company (Lavvan), to develop, manufacture and commercialize cannabinoids, subject to certain closing conditions. Under the agreement, the Company would perform research and development activities and Lavvan would be responsible for the manufacturing and commercialization of the cannabinoids developed under the agreement. The Cannabinoid Agreement principally funds milestones that include both technical R&D targets and completion of production campaigns, with the Company also entitled to receive certain supplementary research and development funding from Lavvan. Additionally, the Cannabinoid Agreement provides for profit share to the Company on Lavvan's gross profit margin once products are commercialized. On May 2, 2019, the parties formed a special purpose entity to hold certain intellectual property created during the collaboration (the Cannabinoid Collaboration IP), the licensing of certain Company intellectual property to Lavvan, the licensing of the Cannabinoid Collaboration IP to the Company and Lavvan, and the granting by the Company to Lavvan of a lien on the Company background intellectual property being licensed to Lavvan under the Cannabinoid Agreement, which lien would be subordinated to the lien on such intellectual property under the Foris Convertible Note (see Note 4, “Debt”). On March 11, 2020, the parties revised the agreement to reflect product specifications and cost assumptions.

The Cannabinoid Agreement is accounted for as a revenue contract under ASC 606, with the total transaction price estimated and updated on a quarterly basis, subject to the variable consideration constraint guidance in ASC 606 using the most likely outcome method to estimate the variable consideration associated with the identified performance obligations. The

Company concluded the agreement contained a single performance obligation of research and development services. The Company also concluded that the performance obligation is continuously delivered over time and that revenue recognition is based on an input measure of progress of labor hours incurred compared to total estimated labor hours to be incurred (i.e., proportional performance). Estimates of variable consideration are updated quarterly, based on changes in estimated project plan hours, with proportional performance adjustments to quarterly revenue as necessary. Prior to September 30, 2020, the Company estimated the total unconstrained transaction price to be $145 million, based on a high probability of achieving certain underlying milestones, and had recognized $18.3 million of cumulative revenue to date. As of December 31, 2020, the Company has constrained $282 million of variable consideration which relates to milestones that do not meet the criteria necessary under ASC 606 to be included in the transaction price. The Company recognized no collaboration revenue for the 12 months ended December 31, 2020, and in the third quarter of 2020, the Company recorded a credit loss reserve against a previously recorded $8.3 million contract asset in connection with the Cannabinoid Agreement. See Contract Assets and Liabilities below for further information.

Firmenich Agreements

In July 2017, the Company and Firmenich entered into the Firmenich Collaboration Agreement (for the development and commercialization of multiple renewable flavors and fragrances molecules), pursuant to which the parties agreed to exclude certain molecules from the scope of the agreement and to amend certain terms connected with the supply and use of such molecules when commercially produced. In addition, the parties agreed to (i) fix at a 70/30 basis (70% for Firmenich) the ratio at which the parties will share profit margins from sales of two molecules; (ii) set at a 70/30 basis (70% for Firmenich) the ratio at which the parties will share profit margins from sales of a distinct form of compound until Firmenich receives $15.0 million more than the Company in the aggregate from such sales, after which time the parties will share the profit margins 50/50 and (iii) a maximum Company cost of a compound where a specified purchase volume is satisfied, and alternative production and margin share arrangements in the event such Company cost cap is not achieved.

In August 2018, the Company and Firmenich entered into the Firmenich Amended and Restated Supply Agreement, which incorporates all previous amendments and new changes and supersedes the September 2014 supply agreement. With this Amended and Restated Supply Agreement, the parties agreed on the molecules to be supplied under the agreement and the commercial specifications of these products and made some adjustments to the pricing of the molecules.

Pursuant to the Firmenich Collaboration Agreement, the Company agreed to pay a one-time success bonus to Firmenich of up to $2.5 million if certain commercialization targets are met. Such targets have not yet been met as of December 31, 2020. The one-time success bonus will expire upon termination of the Firmenich Collaboration Agreement, which has an initial term of 10 years and will automatically renew at the end of such term (and at the end of any extension) for an additional 3-year term unless otherwise terminated. At December 31, 2020, the Company had a $0.7 million liability associated with this one-time success bonus that has been recorded as a reduction to the associated collaboration revenue.

DSM Revenue Agreements

DSM License Agreement

In December 2020, the Company and DSM entered into an agreement (Farnesene Framework Agreement) that granted DSM a field of use license covering specific intellectual property (Farnesene Intellectual Property) of the Company used in the production and sale of farnesene under a certain farnesene supply agreement (Farnesene Supply Agreement), and assigned the Company’ rights and obligations under the Farnesene Supply Agreement to DSM, in exchange for a non-refundable upfront license fee totaling $40 million, with $30 million due at closing and $10 million due on or before March 31, 2021. The Company is also entitled to two additional of payments of $5 million each if DSM produces and/or sells certain volumes of farnesene under the supply contract before December 31, 2026.

To affect the transaction, the Company granted DSM an exclusive, royalty-bearing, perpetual, world-wide, transferable license to the Farnesene Intellectual Property with the right for DSM to grant and authorize sublicense to affiliates and third parties, to make, have made, import, have imported, use, have used, sell, have sold, offer for sale, or have offered for sale, farnesene solely for purposes currently permitted under the assigned Farnesene Supply Agreement. The specific field of use farnesene license was determined to be functional intellectual property allowing DSM the use and benefit from the technology. The Company concluded the intellectual property license and the assignment and assumption agreement combined to form a combined revenue contract under ASC 606 with a single performance obligation, that once delivered is satisfied at a point in time. The Company also determined the potential additional payments represent variable consideration, rather than a separate performance obligation, since the Company assigned, and DSM assumed, all of the Company’s rights and obligations under the supply contract. The contingent payments will be accounted for if and when the contingent events occur similar to the guidance described under the sales-based royalty scope exception in ASC 606-10-55-65.

Given that DSM is a related party, the Company performed an income approach discounted cash flow analysis, in part with the assistance of a third-party valuation firm, and concluded the consideration received in exchange for the intellectual property license and contractual asset represented the fair value and stand-alone selling price of the combined contracts and singular performance obligation. The Company also concluded the license and related supply agreement assignment had been fully delivered with no further performance obligation upon closing the transaction, and recognized license revenue of $40.0 million in the period ended December 31, 2020.

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

The DSM Collaboration Agreement is accounted for as a revenue contract under ASC 606 and had a total transaction price of $14.1 million, subject to the variable consideration constraint guidance in ASC 606 using the most likely outcome method to estimate the variable consideration associated with the identified performance obligations. The Company concluded the agreement contained milestone performance obligations of research and development services delivered continuously over time and that revenue recognition is based on an input measure of progress as labor hours are expended in the achievement of the performance obligations (i.e., proportional performance).

In the fourth quarter of 2020, the DSM Collaboration Agreement was amended to eliminate all milestone targets in the original project plan and to replace the project plan with funding payments of $2.0 million quarterly from October 1, 2020 to September 30, 2020 for research and development services singularly focused on achieving a certain fermentation yield and cost target over the twelve-month period. The amendment also transfers the Company’s manufacturing rights to DSM and replaces the value share payments with a tiered perpetual royalty scheme that provides Amyris royalties upon commercialization at the specific cost target, if achieved. The initial royalty rate decreases through year 10 and then reduces to 2% thereafter. DSM’s decision to commercialize with the Amyris technology is subject to certain conditions, including achievement of the cost target.

This amendment was determined to be a contract modification under ASC 606 and accounted for as a separate contract due to the change in the scope of each parties’ rights and obligations and the change in transaction price. The Company concluded the agreement contained a single performance obligation to provide research and development services delivered over time and that revenue recognition is based on an input measure of progress as labor hours are expended each quarter. The right to receive royalties on future product sales will be accounting for as variable consideration under the the sales-based royalty exception, which requires the Company to estimate the revenue to be recognized at a point in time when the licensee’s product sales occur. The Company recognized $7.0 million and $4.9 million of revenue for the year ended December 31, 2020 and 2019, respectively, and $11.9 million of cumulative-to-date collaboration revenue related to the DSM Collaboration Agreement, as amended.

DSM Value Sharing Agreement

In December 2017, the Company and DSM entered into a value sharing agreement (Value Sharing Agreement), pursuant to which DSM agreed to make certain royalty payments to the Company representing a portion of the profit on the sale of products produced using farnesene purchased under a third party supply agreement with DSM.

In April 2019, the Company assigned to DSM, and DSM assumed, all of the Company’s rights and obligations under the Value Sharing Agreement for aggregate consideration to the Company of $57.0 million, which included $7.4 million (less a discount for early payment of $0.7 million) received on March 29, 2019 for the third and final guaranteed annual royalty payment due under the original agreement.

The original Value Sharing Agreement was accounted for as a single performance obligation in connection with an intellectual property license with fixed and determinable consideration and variable consideration that was accounted for pursuant to the sales-based royalty scope exception. The April 2019 assignment of the Value Sharing Agreement was accounted for as a contract modification under ASC 606, resulting in additional fixed and determinable consideration of $37.1 million and variable consideration of $12.5 million in the form of a stand-ready obligation to refund some or all of the $12.5 million consideration if certain criteria outlined in the assignment agreement are not met by December 2021. The Company periodically updated its estimate of amounts to be retained and reduced the refund liability and recorded additional license and royalty revenue as the criteria were met. The effect of the contract modification on the transaction price, and on the Company’s measure of progress toward complete satisfaction of the performance obligation was recognized as an adjustment to revenue at the date of the contract modification on a cumulative catch-up basis. As a result, the Company recognized $37.1 million of license and royalty in the second quarter of 2019, due to fully satisfying the performance obligation at the modification date. The Company also recognized an additional $3.6 million of previously deferred royalty revenue under the Value Sharing Agreement, as the remaining underlying performance obligation was fully satisfied through the April 16, 2019 assignment of the agreement to DSM. The Company recorded an additional $8.8 million and $3.7 million of license and royalty revenue in the fourth quarter of 2019 and the first quarter of 2020, respectively, related to a change in the estimated refund liability.

In connection with the significant revenue agreements discussed above and others previously disclosed, the Company recognized revenue for the years ended December 31, 2020 and 2019 in connection with significant revenue agreements and from all other customers as follows:

	2020				2019
Years Ended December 31, (In thousands)	Renewable Products	Licenses and Royalties	Grants and Collaborations	TOTAL	Renewable Products	Licenses and Royalties	Grants and Collaborations	TOTAL
Revenue from significant revenue agreements with:
DSM (related party)	$946	$43,750	$7,018	$51,714	$10	$49,051	$4,120	$53,181
Firmenich	9,967	7,241	594	17,802	8,591	4,992	1,413	14,996
Sephora	13,802	—	—	13,802	8,666	—	—	8,666
Givaudan	10,081	—	—	10,081	7,477	—	1,500	8,977
DARPA	—	—	526	526	—	—	5,504	5,504
Lavvan	—	—	—	—	—	—	18,342	18,342
Subtotal revenue from significant revenue agreements	34,796	50,991	8,138	93,925	24,744	54,043	30,879	109,666
Revenue from all other customers	69,542	—	9,670	79,212	35,128	—	7,763	42,891
Total revenue from all customers	$104,338	$50,991	$17,808	$173,137	$59,872	$54,043	$38,642	$152,557

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

Contract Balances

The following table provides information about accounts receivable and contract liabilities from contracts with customers:

December 31, (In thousands)	2020	2019
Accounts receivable, net	$32,846	$16,322
Accounts receivable - related party, net	$12,110	$3,868
Contract assets	$4,178	$8,485
Contract assets - related party	$1,203	$—
Contract assets, noncurrent - related party	$—	$1,203
Contract liabilities	$4,468	$1,353
Contract liabilities, noncurrent(1)	$111	$1,449
______________
(1)The balances in contract liabilities, noncurrent are included in other noncurrent liabilities on the consolidated balance sheets.

Contract liabilities, current increased by $3.1 million at December 31, 2020 resulting from collaboration and royalty amounts invoiced to customers during the year ended December 31, 2020 but not recognized as revenue.

During the third quarter of 2020, the collaboration partner in the Cannabinoid Agreement filed certain litigation claims and, among other things, alleged breach of contract. As a result, the Company concluded that realization and recoverability of the $8.3 million contract asset recorded in connection with the Cannabinoid Agreement was no longer probable and consequently, recorded an $8.3 million credit loss reserve against the contract asset for the year ended December 31, 2020.

Remaining Performance Obligations

The following table provides information regarding the estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) based on the Company's existing agreements with customers as of December 31, 2020.

(In thousands)	As of December 31, 2020
2021	$5,158
2022	1,517
2023	143
2024	143
2025 and thereafter	286
Total from all customers	$7,247

In accordance with the disclosure provisions of ASC 606, the table above excludes estimated future revenues for performance obligations that are part of a contract that has an original expected duration of one year or less or a performance obligation with variable consideration that is recognized using the sales-based royalty exception for licenses of intellectual property. Additionally, $297.8 million of estimated future revenue is excluded from the table above, as that amount represents constrained variable consideration.

11. Related Party Transactions

Related Party Debt

See Note 4, "Debt" for details of these related party debt transactions:
•2014 Rule 144A Note exchange, extensions and conversion – Total
•DSM credit agreements
•Foris $5 million Note
•Foris Convertible Note
•Foris LSA Amendment
•Naxyris LSA
•Naxyris LSA Amendment

Related party debt was as follows:

	2020				2019
(In thousands)	Principal	Unaccreted Debt (Discount) Premium	Fair Value Adjustment	Net	Principal	Unaccreted Debt (Discount) Premium	Fair Value Adjustment	Net
DSM notes	$33,000	$(2,443)	$—	$30,557	$33,000	$(4,621)	$—	$28,379

Foris
Foris convertible note	50,041	—	73,123	123,164	—	—	—	—
Foris promissory notes	5,000	—	—	5,000	115,351	(9,516)	—	105,835
	55,041	—	73,123	128,164	115,351	(9,516)	—	105,835

Naxyris note	23,914	(493)	—	23,421	24,437	(822)	—	23,615

Total 2014 Rule 144A convertible note	—	—	—	—	10,178	—	—	10,178
	$111,955	$(2,936)	$73,123	$182,142	$182,966	$(14,959)	$—	$168,007

The following table provides a reconciliation of the beginning and ending balances for the Company's derivative liabilities recognized in connection with the issuance of related party debt instruments:

(In thousands)	Foris LSA	Naxyris Note	TOTAL 2014 144A Convertible Note	Total Related Party Debt-related Derivative Liability
Balance at December 31, 2019	$1,678	$508	$—	$2,186
Fair value of derivative liabilities issued during the period	747	—	—	747
(Gain) loss on change in fair value	(64)	(320)	6,461	6,077
Derecognition on extinguishment	(2,361)	—	(6,461)	(8,822)
Balance at December 31, 2020	$—	$188	$—	$188

For additional information, see Note 3, "Fair Value Measurement".

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

Related Party Revenue

The Company recognized revenue from related parties and from all other customers as follows:

	2020				2019
Years Ended December 31, (In thousands)	Renewable Products	Licenses and Royalties	Grants and Collaborations	TOTAL	Renewable Products	Licenses and Royalties	Grants and Collaborations	TOTAL
Revenue from related parties:
DSM	$946	$43,750	$7,018	$51,714	$10	$49,051	$4,120	$53,181
Daling (affiliate of a Board member)	40	—	—	40	—	—	—	—
Total	—	—	—	—	46	—	—	46
Subtotal revenue from related parties	986	43,750	7,018	51,754	56	49,051	4,120	53,227
Revenue from all other customers	103,352	7,241	10,790	121,383	59,816	4,992	34,522	99,330
Total revenue from all customers	$104,338	$50,991	$17,808	$173,137	$59,872	$54,043	$38,642	$152,557

See Note 10, "Revenue Recognition" for details of the Company's revenue agreements with DSM.

Related Party Accounts Receivable

Related party accounts receivable was as follows:

December 31, (In thousands)	2020	2019
DSM	$12,110	$3,868

In addition to the amounts shown above, the following amounts were on the consolidated balance sheet at December 31, 2020 and December 31, 2019, respectively:
•$0 and $1.2 million of unbilled receivables from DSM in Contract assets, noncurrent - related party; and
•$0 and $3.3 million of contingent consideration receivable from DSM in Other assets.

Related Party Accounts Payable and Accrued Liabilities

The following amounts due to DSM on the consolidated balance sheet at December 31, 2020 and December 31, 2019 were as follows, respectively:
•Accounts payable and accrued and other current liabilities of $5.0 million and $14.0 million at December 31, 2020 and December 31, 2019, respectively; and
•Other noncurrent liabilities of $0 and $3.8 million at December 31, 2020 and December 31, 2019, respectively.

Related Party DSM Transactions

The Company is party to the following significant agreements (and related amendments) with DSM:

Related to	Agreement	For Additional Information, See the Note Indicated
Debt	DSM Credit Agreement	4. Debt
Debt	2019 DSM Credit Agreement	4. Debt
Revenue	Farnesene Framework Agreement	10. Revenue Recognition
Revenue	DSM Collaboration Agreement	10. Revenue Recognition
Revenue	DSM Value Sharing Agreement	10. Revenue Recognition

Related Party Joint Venture

In December 2016, the Company, Nikko Chemicals Co., Ltd. an existing commercial partner of the Company, and Nippon Surfactant Industries Co., Ltd., an affiliate of Nikko (collectively, Nikko) entered into a joint venture (the Aprinnova JV Agreement) pursuant to which the Company contributed certain assets, including certain intellectual property and other commercial assets relating to its business-to-business cosmetic ingredients business (the Aprinnova JV Business), as well as its Leland production facility. See Note 7 “Variable Interest Entities and Joint Ventures” for information regarding the business transactions with Nikko and the assets and liabilities of this related party joint venture.

Office Sublease

The Company subleases certain office space to Novvi, for which the Company charged Novvi $0.6 million and $0.6 million for the years ended December 31, 2020 and 2019, respectively.

12. Stock-based Compensation

Stock-based Compensation Expense Related to All Plans

Stock-based compensation expense related to all employee stock compensation plans, including options, restricted stock units and ESPP, was as follows:

Years Ended December 31, (In thousands)	2020	2019
Research and development	$3,871	$2,900
Sales, general and administrative	9,872	9,654
Total stock-based compensation expense	$13,743	$12,554

Plans

2020 Equity Incentive Plan

On June 22, 2020 the Company’s 2020 Equity Incentive Plan (2020 Equity Plan) became effective and will terminate in 2030. The 2020 Equity Plan succeeded the 2010 Equity Plan (which provided terms and conditions similar to those governing the 2020 Equity Plan) and provides for the grant of incentive stock options (ISOs) intended to qualify for favorable tax treatment under Section 422 of the U.S. Internal Revenue Code for their recipients, non-statutory stock options (NSOs), restricted stock awards, stock bonuses, stock appreciation rights, restricted stock units and performance awards. ISOs may be granted only to Company employees or employees of its subsidiaries and affiliates. NSOs may be granted to eligible Company employees, consultants and directors or any of the Company’s parent, subsidiaries or affiliates. The Company is able to issue up to 30,000,000 shares pursuant to the grant of ISOs under the 2020 Equity Plan. The Leadership, Development, Inclusion, and Compensation Committee of the Board of Directors (LDICC) determines the terms of each option award, provided that ISOs are subject to statutory limitations. The LDICC also determines the exercise price for a stock option, provided that the exercise price of an option may not be less than 100% (or 110% in the case of recipients of ISOs who hold more than 10% of the Company’s stock on the option grant date) of the fair market value of the Company’s common stock on the date of grant. Options granted under the 2020 Equity Plan vest at the rate specified by the LDICC and such vesting schedule is set forth in the stock option agreement to which such stock option grant relates. Generally, the LDICC determines the term of stock options granted under the 2020 Plan, up to a term of ten years (or five years in the case of ISOs granted to 10% stockholders).

As of December 31, 2020, options were outstanding to purchase 6,502,096 shares of the Company's common stock granted under the 2020 and 2010 Equity Plans, with weighted-average exercise price per share of $7.64. In addition, as of December 31, 2020, restricted stock units representing the right to receive 7,043,909 shares of the Company's common stock granted under the 2020 and 2010 Equity Plans were outstanding. As of December 31, 2020, 5,782,707 shares of the Company’s common stock remained available for future awards that may be granted under the 2020 Equity Plan. Upon the effective date of the 2020 Equity Plan, the Company no longer has shares available for issuance under the 2010 Equity Plan.

The number of shares reserved for issuance under the 2020 Equity Plan increases automatically on January 1 of each year starting with January 1, 2021, by a number of shares equal to 5% of the Company’s total outstanding shares as of the immediately preceding December 31. However, the Company’s Board of Directors or the LDICC retains the discretion to reduce the amount of the increase in any particular year.

2010 Employee Stock Purchase Plan

The 2010 Employee Stock Purchase Plan (2010 ESPP) became effective on September 27, 2010. The 2010 ESPP is designed to enable eligible employees to purchase shares of the Company’s common stock at a discount. Offering periods under the 2010 ESPP generally commence on each May 16 and November 16, with each offering period lasting for one year and consisting of two six-month purchase periods. The purchase price for shares of common stock under the 2010 ESPP is the lesser of 85% of the fair market value of the Company’s common stock on the first day of the applicable offering period or the last day of each purchase period. During the life of the 2010 ESPP, the number of shares reserved for issuance increases automatically on January 1 of each year, starting with January 1, 2011, by a number of shares equal to 1% of the Company’s total outstanding shares as of the immediately preceding December 31. However, the Company’s Board of Directors or the LDICC retains the discretion to reduce the amount of the increase in any particular year. In May 2018, shareholders approved an amendment to the 2010 ESPP to increase the maximum number of shares of common stock that may be issued over the term of the ESPP by 1 million shares. No more than 1,666,666 shares of the Company’s common stock may be issued under the 2010 ESPP and no other shares may be added to this plan without the approval of the Company’s stockholders.

2018 CEO Performance-based Stock Options

In May 2018, the Company granted its chief executive officer performance-based stock options (PSOs) to purchase 3,250,000 shares. PSOs are equity awards with the final number of PSOs that may vest determined based on the Company’s performance against pre-established EBITDA milestones and Amyris stock price milestones. The EBITDA milestones are measured from the grant date through December 31, 2021, and the stock price milestones are measured from the grant date through December 31, 2022. The PSOs vest in four tranches contingent upon the achievement of both the EBITDA milestones and stock price milestones for each respective tranche, and the chief executive officer’s continued employment with the Company. Over the measurement periods, the number of PSOs that may be issued and the related stock-based compensation expense that is recognized is adjusted upward or downward based upon the probability of achieving the EBITDA milestones. Depending on the probability of achieving the EBITDA milestones and stock price milestones and certification of achievement of those milestones for each vesting tranche by the Company’s Board of Directors or the LDICC, the PSOs issued could be from zero to 3,250,000 stock options, with an exercise price of $5.08 per share.

Stock-based compensation expense for this award is recognized using a graded-vesting approach over the service period beginning at the grant date through December 31, 2022, as the Company’s management has determined that certain EBITDA milestones are probable of achievement over the next four years as of December 31, 2020, The Company utilized a Monte Carlo simulation to estimate the grant date fair value of each tranche of the award which totaled $5.1 million. For the years ended December 31, 2020 and 2019, the Company recognized $0.4 million and $0.7 million, respectively, of compensation expense for this award. The assumptions used to estimate the fair value of this award with performance and market vesting conditions were as follows:

Stock Option Award with Performance and Market Vesting Conditions:
Fair value of the Company’s common stock on grant date	$5.08
Expected volatility	70%
Risk-free interest rate	2.8%
Dividend yield	0.0%

Stock Option Activity

Stock option activity is summarized as follows:

Year ended December 31,	2020	2019
Options granted	1,269,808	530,140
Weighted-average grant-date fair value per share	$3.75	$3.83
Compensation expense related to stock options (in millions)	$2.1	$2.0
Unrecognized compensation costs as of December 31 (in millions)	$5.2	$4.5

The Company expects to recognize the December 31, 2020 balance of unrecognized costs over a weighted-average period of 2.3 years. Future option grants will increase the amount of compensation expense to be recorded in these periods.

Stock-based compensation expense for stock options and employee stock purchase plan rights is estimated at the grant date and offering date, respectively, based on a fair-value derived from using the Black-Scholes-Merton option pricing model. The fair value of employee stock options is amortized on a ratable basis over the requisite service period of the awards. The fair value of employee stock options and employee stock purchase plan rights was estimated using the following weighted-average assumptions:

Years Ended December 31,	2020	2019
Expected dividend yield	—%	—%
Risk-free interest rate	0.7%	1.8%
Expected term (in years)	6.9	6.9
Expected volatility	89%	84%

The expected life of options is based primarily on historical exercise experience of the employees for options granted by the Company. All options are treated as a single group in the determination of expected life, as the Company does not currently expect substantially different exercise or post-vesting termination behavior among the employee population. The risk-free interest rate is based on the U.S. Treasury yield for a term consistent with the expected life of the awards in effect at the time of grant. Expected volatility is based on the historical volatility of the Company's common stock price. The Company has no history or expectation of paying dividends on common stock.

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

The Company’s stock option activity and related information for the year ended December 31, 2020 was as follows:

	Number of Stock Options	Weighted- average Exercise Price	Weighted-average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding - December 31, 2019	5,620,419	$10.27	7.8	$24
Options granted	1,269,808	$3.75
Options exercised	(13,213)	$3.48
Options forfeited or expired	(374,918)	$34.05
Outstanding - December 31, 2020	6,502,096	$7.64	7.6	$8,875
Vested or expected to vest after December 31, 2020	5,970,394	$7.90	7.5	$8,120
Exercisable at December 31, 2020	1,551,942	$16.90	6.2	$1,708

The aggregate intrinsic value of options exercised under all option plans was $0 and $0 for the years ended December 31, 2020 and 2019, respectively, determined as of the date of option exercise.

Restricted Stock Units Activity and Expense

During the years ended December 31, 2020 and 2019, 4,415,209 and 2,996,660 RSUs, respectively, were granted with weighted-average service-inception date fair value per unit of $3.72 and $3.96, respectively. The Company recognized RSU-related stock-based compensation expense of $11.0 million and $10.2 million, respectively, for the years ended December 31, 2020 and 2019. As of December 31, 2020 and 2019, unrecognized RSU-related compensation costs totaled $23.9 million and $22.3 million, respectively.

Stock-based compensation expense for RSUs is measured based on the NASDAQ closing price of the Company's common stock on the date of grant.

The Company’s RSU activity and related information for the year ended December 31, 2020 was as follows:

	Number of Restricted Stock Units	Weighted-average Grant-date Fair Value	Weighted-average Remaining Contractual Life (in years)
Outstanding - December 31, 2019	5,782,651	$4.77	1.7
Awarded	4,415,209	$3.72
Vested	(2,327,516)	$4.77
Forfeited	(826,435)	$4.17
Outstanding - December 31, 2020	7,043,909	$4.18	1.5
Vested or expected to vest after December 31, 2020	6,432,500	$4.20	1.4

ESPP Activity and Expense

During the years ended December 31, 2020 and 2019, 357,655 and 318,490 shares, respectively, of the Company's common stock were purchased under the 2010 ESPP. At December 31, 2020 and 2019, 494,855 and 263,797 shares, respectively, of the Company’s common stock remained reserved for issuance under the 2010 ESPP.

During the years ended December 31, 2020 and 2019, the Company also recognized ESPP-related stock-based compensation expense of $0.6 million and $0.4 million, respectively.

13. Income Taxes

Recent Tax Legislation

Coronavirus Aid, Relief and Economic Security Act

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the CARES Act) was enacted and signed into law in response to the market volatility and instability resulting from the COVID-19 pandemic. It includes a significant number of tax provisions and lifts certain deduction limitations originally imposed by the Tax Cuts and Jobs Act of 2017 (the 2017 Act). The changes are mainly related to: (1) the business interest expense disallowance rules for 2019 and 2020; (2) net operating loss rules; (3) charitable contribution limitations; (4) employee retention credit; and (5) the realization of corporate alternative minimum tax credits. The Company does not anticipate the application of the CARES Act provisions to materially impact the overall Consolidated Financial Statements.

Provision for Income Taxes

The components of loss before income taxes and loss from investment in affiliate are as follows:

Years Ended December 31, (In thousands)	2020	2019
United States	$(324,720)	$(227,614)
Foreign	(6,015)	(14,524)
Loss before income taxes and loss from investment in affiliate	$(330,735)	$(242,138)

The components of the provision for income taxes are as follows:

Years Ended December 31, (In thousands)	2020	2019
Current:
Federal	$293	$621
State	—	—
Foreign	—	8
Total current provision	293	629
Deferred:
Federal	—	—
State	—	—
Foreign	—	—
Total deferred provision	—	—
Total provision for income taxes	$293	$629

A reconciliation between the statutory federal income tax and the Company’s effective tax rates as a percentage of loss before income taxes and loss from investments in affiliate is as follows:

Years Ended December 31,	2020	2019
Statutory tax rate	(21.0)%	(21.0)%
Federal R&D credit	(0.6)%	(0.7)%
Derivative liability	4.8%	4.7%
Nondeductible interest	0.5%	1.0%
Other	0.3%	2.4%
Foreign losses	0.4%	0.9%
Change in fair value of convertible debt	5.7%	—%
Change in valuation allowance	10.0%	13.0%
Effective income tax rate	0.1%	0.3%

Temporary differences and carryforwards that gave rise to significant portions of deferred taxes are as follows:

December 31, (In thousands)	2020	2019
Net operating loss carryforwards	$123,638	$88,513
Property, plant and equipment	6,965	8,239
Research and development credits	18,279	15,002
Foreign tax credit	—	—
Accruals and reserves	12,003	13,934
Stock-based compensation	4,291	6,164
Disallowed interest carryforward	10,843	7,072
Capitalized research and development costs	16,390	21,723
Intangible and others	1,888	2,503
Equity investments	531	304
Total deferred tax assets	194,828	163,454
Operating lease right-of-use assets	(2,051)	(2,643)
Debt discounts and derivatives	(774)	(7,176)
Total deferred tax liabilities	(2,825)	(9,819)
Net deferred tax assets prior to valuation allowance	192,003	153,635
Less: deferred tax assets valuation allowance	(192,003)	(153,635)
Net deferred tax assets	$—	$—

Activity in the deferred tax assets valuation allowance is summarized as follows:

(In thousands)	Balance at Beginning of Year	Additions	Reductions / Charges	Balance at End of Year
Deferred tax assets valuation allowance:
Year ended December 31, 2020	$153,635	$38,368	$—	$192,003
Year ended December 31, 2019	$124,025	$29,610	$—	$153,635

Recognition of deferred tax assets is appropriate when realization of such assets is more likely than not. Based on the weight of available evidence, especially the uncertainties surrounding the realization of deferred tax assets through future taxable income, the Company believes that it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, the Company has provided a full valuation allowance against its net deferred tax assets as of December 31, 2020 and 2019. The valuation allowance increased by increased by $38.4 million during the year ended December 31, 2020 and $29.6 million during the year ended December 31, 2019.

As of December 31, 2020, the Company had federal net operating loss carryforwards of $568.8 million and state net operating loss carryforwards of $181.9 million available to reduce future taxable income, if any. The Internal Revenue Code of 1986, as amended, imposes restrictions on the utilization of net operating losses in the event of an “ownership change” of a corporation. Accordingly, a company’s ability to use net operating losses may be limited as prescribed under Internal Revenue Code Section 382 (IRC Section 382). Events that may cause limitations in the amount of net operating losses that the Company may use in any one year include, but are not limited to, a cumulative ownership change of more than 50% over a three-year period. During the year ended December 31, 2019, the Company experienced a greater than 50% ownership shift on April 16, 2019. Per the Section 382 analysis, this 2019 ownership change did not result in a limitation such that there would be any permanent loss of NOL or research tax credit carryovers. Any NOLs and other tax attributes generated by the Company subsequent to April 16, 2019 are currently not subject to any IRC Section 382 limitations. The Company notes that federal net operating losses generated during 2018, 2019 and 2020 have an indefinite carryover life and that NOL utilization is limited to 80% of taxable income. As of December 31, 2020, the Company had foreign net operating loss carryovers of $23.4 million.

As of December 31, 2020, the Company had federal research and development credit carryforwards of $5.2 million and California research and development credit carryforwards of $16.8 million.

If not utilized, the federal net operating loss carryforward will begin expiring in 2034, and the California net operating loss carryforward will begin expiring in 2031. The federal research and development credit carryforwards will expire starting in 2037 if not utilized. The California research and development credit carryforwards can be carried forward indefinitely.

A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

(In thousands)
Balance as of December 31, 2018	$30,127
Increases in tax positions for prior period	—
Increases in tax positions during current period	1,411
Balance as of December 31, 2019	31,538
Increases in tax positions for prior period	—
Increases in tax positions during current period	1,556
Balance as of December 31, 2020	$33,094

The Company’s policy is to include interest and penalties related to unrecognized tax benefits within the provision for income taxes. The Company accrued $0.3 million and $0.6 million for such interest for the years ended December 31, 2020 and 2019, respectively.

The total amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate is $7.0 million and $7.0 million for the years ended December 31, 2020 and 2019, respectively. The Company believes it is reasonably possible that up to approximately $7.0 million of unrecognized tax benefits may reverse in the next 12 months.

The Company’s primary tax jurisdiction is the United States. For United States federal and state income tax purposes, returns for tax years from 2006 through the current year remain open and subject to examination by the appropriate federal or state taxing authorities. Brazil tax years from 2011 through the current year remain open and subject to examination.

As of December 31, 2020, the U.S. Internal Revenue Service (the IRS) has completed its audit of the Company for tax year 2008 and concluded that there were no adjustments resulting from the audit. While the statutes are closed for tax year 2008, the U.S. federal tax carryforwards (net operating losses and tax credits) may be adjusted by the IRS in the year in which the carryforward is utilized.

14. Geographical Information

The chief operating decision maker is the Company's Chief Executive Officer, who makes resource allocation decisions and assesses business performance based on financial information presented on a consolidated basis. There are no segment managers who are held accountable by the chief operating decision maker, or anyone else, for operations, operating results, and planning for levels or components below the consolidated unit level. Accordingly, the Company has determined that it has a single reportable segment and operating segment structure.

Revenue

Revenue by geography, based on each customer's location, is shown in Note 10, "Revenue Recognition".

Property, Plant and Equipment

December 31, (In thousands)	2020	2019
United States	$14,686	$13,799
Brazil	16,845	14,277
Europe	1,344	854
	$32,875	$28,930

15. Subsequent Events

Senior Convertible Notes Conversion

On February 4, 2021, the Company received a notice of conversion from HT Investments MA, LLC (HT) with respect to $20.0 million its outstanding Senior Convertible Note, pursuant to which the Company issued 5.7 million shares of common stock per the conversion price stated in the agreement and cancelled the outstanding Note. Under the terms of the Senior Convertible Note, HT was required to return 2.6 million shares of common stock outstanding under the Pre-Delivery Shares provision once the Company had fully repaid the principal balance. HT fulfilled its obligation to return these shares in accordance with the contractual requirement. See Note 4, “Debt” for information regarding the Pre-Delivery Shares.

Schottenfeld Note Conversion

On March 1, 2021, the Company entered into an Exchange and Settlement Agreement (Exchange Agreement) with Schottenfeld Opportunities Fund II, L.P. and certain other holders of Notes under the Credit and Security Agreement dated November 14, 2019 (Schottenfeld Notes). Pursuant to the terms of the Exchange Agreement, the Company paid all accrued and unpaid interest on the $12.5 million principal balance outstanding under the Schottenfeld Notes, and issued 6.8 million shares of common stock in exchange and cancellation of all amounts due and outstanding under the Notes and related loan documents and all warrants held by each of the holders of Schottenfeld Notes. See Note 4, “Debt” for information regarding the Schottenfeld Notes.

DSM Notes Amendment

On March 1, 2021, the Company entered into an Amendment to Notes (the Amendment) with DSM Finance, B.V. (DSM) to amend a promissory note dated as of December 28, 2017 (the 2017 Note) under the DSM Credit Agreement and certain other promissory notes dated September 17, 2019, September 19, 2019, and September 23, 2019 (the 2019 Notes and, together with the 2017 note, the Notes) under the 2019 DSM Credit Agreement. Pursuant to the terms of the Amendment, if the Company redeems the Notes on or before March 31, 2021, the Company will pay a prepayment fee of $2.5 million; if the Notes are not so redeemed, the interest rate on the 2017 Note will be increased from 2.50% to 5.85% per quarter beginning April 1, 2021 (such additional 3.35% interest, the incremental interest). If the Company redeems the Notes any time between April 1, 2021 and the December 31, 2021, the Company will pay a prepayment fee of $2.5 million, minus the incremental interest paid to date, plus 4% per quarter on the $2.5 million fee for days elapsed between April 1, 2021 and such redemption date. See Note 4, “Debt” for information regarding the DSM Credit Agreement and 2019 DSM Credit Agreement.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)) are designed to provide reasonable assurance that information required to be disclosed in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

Under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2020.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2020 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) Internal Control-Integrated Framework (2013). Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. Based on our assessment and those criteria, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2020.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2020 has been audited by Macias, Gini & O’Connell LLP, an independent registered public accounting firm, as stated in their report, as shown below. Macias, Gini & O’Connell, LLP's report on the consolidated financial statements appears under Part II, Item 8 of this Annual Report on Form 10-K.

Remediation of Prior Year Material Weakness

We previously identified and disclosed in our 2019 Annual Report on Form 10-K, as well as in our Quarterly Reports on Form 10-Q (Form 10-Q) for each interim period in fiscal 2020, a material weakness in our internal control over financial reporting regarding the following:

•The Company did not have an effective internal and external information and communication process to ensure that relevant and reliable information was communicated timely across the organization, to enable financial personnel to effectively carry out their financial reporting and internal control roles and responsibilities.

As a consequence of the ineffective communication components, the Company did not design, implement, and maintain effective control activities at the transaction level over debt-related liability accounts to mitigate the risk of material misstatement in financial reporting, specifically;

•The Company did not design and operate effective controls over significant non-routine transactions related to certain debt-related contractual liabilities.

During 2020, we successfully completed the testing necessary to conclude that the controls were operating effectively as of December 31, 2020 and have concluded that the material weakness related to communication processes that caused the ineffective operation of controls over certain non-routine debt-related transactions has been remediated.

Changes in Internal Control Over Financial Reporting

Subject to our remediation efforts discussed above, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the quarter ended December 31, 2020.

Inherent Limitations on the Effectiveness of Controls

Our management, including our Chief Executive Officer and Chief Financial Officer, believes that our disclosure controls and procedures and internal control over financial reporting are designed to provide reasonable assurance of achieving their objectives and are effective at the reasonable assurance level. However, our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more persons or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders of Amyris, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Amyris, Inc. and subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive loss, stockholders’ deficit and mezzanine equity and cash flows for the years then ended, and the related notes (collectively, the consolidated financial statements), and our report dated March 5, 2021 expressed an unqualified opinion on those consolidated financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the entity; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the entity are being made only in accordance with authorizations of management and directors of the entity; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Macias Gini & O’Connell LLP

San Francisco, California
March 5, 2021

ITEM 9B. OTHER INFORMATION

Item 1.01 Entry into Material Definitive Agreement

Please see Note 15, “Subsequent Events” for information regarding the DSM Notes Amendment.

Item 1.02 Termination of Material Definitive Agreement

Please see Note 15, “Subsequent Events” for information regarding the Schottenfeld Note Conversion.

PART III

Certain information required by Part III is omitted from this Form 10-K because the registrant will file with the U.S. Securities and Exchange Commission a definitive proxy statement pursuant to Regulation 14A of the Exchange Act in connection with the solicitation of proxies for the Company’s 2021 Annual Meeting of Stockholders (the 2021 Proxy Statement) within 120 days after the end of the fiscal year covered by this Form 10-K, and certain information included therein is incorporated herein by reference.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required under this Item 10 is incorporated by reference to the 2021 Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION

The information required under this Item 11 is incorporated by reference to the 2021 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required under this Item 12 is incorporated by reference to the 2021 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required under this Item 13 is incorporated by reference to the 2021 Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required under this Item 14 is incorporated by reference to the 2021 Proxy Statement.

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

2.Financial Statement Schedule:
a.Allowance for doubtful accounts: see Note 2, "Balance Sheet Details" in Part II, Item 8 of this Annual Report on Form 10-K.
b.Deferred tax assets valuation allowance: see Note 13, "Income Taxes" in Part II, Item 8 of this Annual Report on Form 10-K.

3.Exhibits: See "Index to Exhibits" below.

ITEM 16. FORM 10-K SUMMARY

None.

INDEX TO EXHIBITS

Exhibit
No.		Description
2.01 [a]	*	Quota Purchase Agreement, dated November 17, 2017, among registrant, AB Technologies LLC and DSM Produtos Nutricionais Brasil S.A.
2.02	*	Amendment No. 1, dated December 28, 2017, to the Quota Purchase Agreement, dated November 17, 2017, among registrant, AB Technologies LLC and DSM Produtos Nutricionais Brasil S.A.
2.03	*	Amendment No. 2, dated April 16, 2019, to the Quota Purchase Agreement, dated November 17, 2017, among registrant, AB Technologies LLC and DSM Produtos Nutricionais Brasil S.A.
2.04	*	Amendment No. 3, dated February 24, 2020, to the Quota Purchase Agreement, dated November 17, 2017, among registrant, AB Technologies LLC and DSM Produtos Nutricionais Brasil S.A.
2.05	*	Amendment No. 4, dated as of March 30, 2020, to the Quota Purchase Agreement, dated November 17, 2017, among registrant, AB Technologies LLC and DSM Produtos Nutricionais Brasil S.A.
2.06	*	Amendment No. 5, dated May 22, 2020, to the Quota Purchase Agreement, dated November 17, 2017, among registrant, AB Technologies LLC and DSM Produtos Nutricionais Brasil S.A.
2.07 [b]	*	Equity Purchase Agreement, dated October 31, 2019, between registrant and Cosan US, Inc.
3.01	*	Restated Certificate of Incorporation
3.02	*	Certificate of Amendment, dated May 9, 2013, to Restated Certificate of Incorporation
3.03	*	Certificate of Amendment, dated May 12, 2014, to Restated Certificate of Incorporation
3.04	*	Certificate of Amendment, dated September 18, 2015, to Restated Certificate of Incorporation
3.05	*	Certificate of Amendment, dated May 18, 2016, to Restated Certificate of Incorporation
3.06	*	Certificate of Amendment, dated June 5, 2017, to Restated Certificate of Incorporation
3.07	*	Certificate of Amendment of the Restated Certificate of Incorporation dated May 29, 2020
3.08	*	Form of Certificate of Designation of Preferences, Rights and Limitations of Series D Convertible Preferred Stock (found at Exhibit E, herein)
3.09	*	Form of Certificate of Designation of Preferences, Rights and Limitations of Series E Convertible Preferred Stock
3.10	**	Restated Bylaws
4.01	*	Specimen of Common Stock Certificate
4.02	*	Form of certificate representing the Series D Convertible Preferred Stock
4.03	*	Warrant to Purchase Stock, dated December 23, 2011, issued to ATEL Ventures, Inc.
4.04 [a]	*	Agreement, dated February 23, 2012, among registrant, Maxwell (Mauritius) Pte Ltd, Naxyris SA, Biolding Investment S.A., and Sualk Capital Ltd.
4.05	*	Exchange Agreement, dated July 26, 2015, between registrant and the investors listed therein
4.06	*	Letter Agreement dated as of July 29, 2015 among registrant and registrant’s security holders listed therein
4.07	*	Warrant to Purchase Stock issued July 29, 2015 by registrant to Maxwell (Mauritius) Pte Ltd
4.08	*	Warrant to Purchase Stock issued July 29, 2015 by registrant to Maxwell (Mauritius) Pte Ltd
4.09	*	Note and Warrant Purchase Agreement, dated February 12, 2016, between registrant and the purchasers listed therein
4.10	*	Securities Purchase Agreement, dated April 8, 2016, between registrant and Bill & Melinda Gates Foundation
4.11	*	Letter Agreement re Charitable Purposes and Use of Funds, dated April 8, 2016, between registrant and the Bill & Melinda Gates Foundation

4.12	*	Purchase Money Promissory Note issued December 19, 2016 by registrant to Nikko Chemicals Co. Ltd.
4.13	*	Form of Securities Purchase Agreement, dated May 8, 2017, between registrant and the other parties thereto
4.14	*	Amendment No. 1, dated May 30, 2017 to Securities Purchase Agreement, dated May 8, 2017, between registrant and the other parties thereto
4.15	*	Form of Common Stock Purchase Warrant (Cash Warrant) issued May 11, 2017 by registrant to the purchasers thereof (found at Exhibit C-1, herein)
4.16	*	Form of Common Stock Purchase Warrant (Dilution Warrant) issued May 11, 2017 by registrant to the purchasers thereof (found at Exhibit C-2, herein)
4.17	*	Stockholder Agreement, dated May 11, 2017, between registrant and DSM International B.V.
4.18	*	Common Stock Purchase Warrant (Cash Warrant), issued May 31, 2017, by registrant to the investor named therein
4.19	*	Securities Purchase Agreement, dated August 2, 2017, between registrant and DSM International B.V.
4.20	*	Securities Purchase Agreement, dated August 2, 2017, between registrant and affiliates of Vivo Capital LLC
4.21	*	Form of Stockholder Agreement, dated August 3, 2017, between registrant and affiliates of Vivo Capital LLC (found at Exhibit C, herein)
4.22	*	Form of Common Stock Purchase Warrant (Dilution Warrant) issued August 7, 2017 by registrant to DSM International B.V. (found at Exhibit B-2, herein)
4.23 [a]	*	Amended and Restated Stockholder Agreement, dated August 7, 2017, between registrant and DSM International B.V.
4.24	*	Promissory Note issued October 20, 2017 by registrant to Ginkgo Bioworks, Inc.
4.25	*	Note issued December 28, 2017 by registrant to DSM Finance BV
4.26	*	Form of Common Stock Purchase Warrant issued April 26, April 29 or May 3, 2019 by registrant to certain accredited investors (found at Exhibit A, herein)
4.27	*	Common Stock Purchase Warrant issued May 10, 2019 by registrant to Silverback Opportunistic Credit Master Fund Limited
4.28	*	Common Stock Purchase Warrant issued August 14, 2019 by registrant to Naxyris S.A.
4.29	*	Form of Promissory Note issued September 10, 2019 by registrant to certain accredited investors (found at Exhibit A, herein)
4.30	*	Form of Senior Convertible Note due 2022 issued by Registrant to certain accredited investors
4.31	*	Form of Security Purchase Agreement, dated January 31, 2020, between registrant and certain investors
4.32	*	Form of Right to Purchase Shares of Common Stock issued January 31, 2020 by registrant to certain investors (found at Exhibit A, herein)
4.33	*	Form of Warrant Amendment Agreement, dated January 31, 2020, between registrant and certain investors
4.34	*	Form of Warrant Amendment Agreement, dated January 31, 2020, between registrant and Foris Ventures, LLC
4.35	*	Form of Warrant Amendment Agreement, dated February 28, 2020, between registrant and certain investors
4.36	*	Form of Warrant Amendment Agreement, dated February 28, 2020, between registrant and certain investors
4.37	*	Senior Convertible Note Maturity Extension, dated March 11, 2020, between registrant and Total Raffinage Chimie
4.38	*	Senior Convertible Note Maturity Extension, dated April 6, 2020, between registrant and Total Raffinage Chimie
4.39	*	Promissory Note issued April 29, 2020 by registrant to Foris Ventures, LLC (found at Exhibit A, herein)
4.40	*	Form of Senior Convertible Note Amendment, dated May 1, 2020, between registrant and certain accredited investors

4.41	*	Warrant Amendment Agreement, dated May 1, 2020, between registrant and LMAP Kappa Limited
4.42	*	Warrant Amendment Agreement, dated May 1, 2020, between registrant and HT Investments MA LLC
4.43	*	Rights Amendment Agreement, dated May 1, 2020, between registrant and Silverback Opportunistic Credit Master Fund Limited
4.44	*	Senior Convertible Note Maturity Extension, dated May 7, 2020, between registrant and Total Raffinage Chimie
4.45	*	Amendment No. 1 to Amended and Restated Loan And Security Agreement, dated June 1, 2022, between registrant and Foris Ventures, LLC
4.46	*	Form of Security Purchase Agreement, dated June 1, 2020 or June 4, 2020, between registrant and certain accredited investors
4.47	*	Second Amendment to the Senior Convertible Notes and Waiver and Forbearance Agreement, dated June 4, 2020, between the registrant and HT Investments MA LLC
4.48	**	Form of Amendment to Warrants to Purchase Shares of Common Stock, dated October 23, 2020, between registrant and certain investors
4.49	**	Amendment to Rights Agreement, dated December 11, 2020, between registrant and Foris Ventures, LLC
4.50	**	Description of Registrant’s Securities Registered Under Section 12 of the Exchange Act
10.01	*	Lease, dated August 22, 2007, between registrant and ES East Associates, LLC
10.02	*	First Amendment, dated March 10, 2008, to Lease, dated August 22, 2007, between registrant and ES East Associates, LLC
10.03	*	Second Amendment, dated April 25, 2008, to Lease, dated August 22, 2007, between registrant and ES East Associates, LLC
10.04	*	Third Amendment, dated July 31, 2008, to Lease, dated August 22, 2007, between registrant and ES East Associates, LLC
10.05	*	Fourth Amendment, dated November 14, 2009, to Lease, dated August 22, 2007, between registrant and ES East Associates, LLC
10.06	*	Fifth Amendment, dated October 15, 2010, to Lease, dated August 22, 2007, between registrant and ES East, LLC
10.07	*	Sixth Amendment, dated April 30, 2013, to Lease, dated August 22, 2007, between registrant and ES East, LLC
10.08	*	Lease dated April 25, 2008 between registrant and EmeryStation Triangle, LLC
10.09	*	Letter, dated April 25, 2008, amending Lease between registrant and EmeryStation Triangle, LLC
10.10	*	Second Amendment, dated February 5, 2010, to Lease, dated April 25, 2008, between registrant and EmeryStation Triangle, LLC
10.11	*	Third Amendment, dated May 1, 2013, to Lease, dated April 25, 2008, between registrant and EmeryStation Triangle, LLC
10.12	*	Pilot Plant Expansion Right Letter dated December 22, 2008 between registrant and EmeryStation Triangle, LLC
10.13 a c	*	Lease Agreement, dated August 10, 2011, between Amyris Brasil Ltda. And Techno Park Empreendimentos e Administração Imobiliária Ltda.
10.14 a c	*	First Amendment, dated July 31, 2013, to Lease Agreement, dated August 10, 2011, between Amyris Brasil Ltda. And Techno Park Empreendimentos e Administração Imobiliária Ltda.
10.15 [c]	*	Second Amendment, dated October 31, 2015, to Lease Agreement, dated August 10, 2011, between Amyris Brasil Ltda. And Techno Park Empreendimentos e Administração Imobiliária Ltda.
10.16 [c]	*	Third Amendment, dated March 30, 2016, to Lease Agreement, dated August 10, 2011, between Amyris Brasil Ltda. And Techno Park Empreendimentos e Administração Imobiliária Ltda.
10.17 [c]	**	Fourth Amendment, dated May 7, 2019, to Lease Agreement, dated August 10, 2011, between Amyris Brasil Ltda. And Techno Park Empreendimentos e Administração Imobiliária Ltda.
10.18 [c]	*
Private Instrument of Non-Residential Real Estate Lease Agreement, dated March 31, 2008, between Lucio Tomasiello and Amyris Brasil S.A. (including Amendment No. 1, dated July 5, 2008, and Amendment No. 2, dated October 30, 2008)

10.19 a c	*	Third Amendment, dated October 1, 2012, to the Private Instrument of Non Residential Real Estate Lease Agreement, dated March 31, 2008, between Lucio Tomasiello and Amyris Brasil Ltda.
10.20 [a] [c]	*
Fourth Amendment, dated March 3, 2015, to the Private Instrument of Non-Residential Real Estate Lease Agreement, dated March 31, 2008, among Amyris Brasil Ltda., Lucius Tomasiello and Mauricio Tomasiello

10.21 [c]	*
Fifth Amendment, dated September 22, 2015, to the Private Instrument of Non-Residential Real Estate Lease Agreement, dated March 31, 2008, among Amyris Brasil Ltda., Lucius Tomasiello and Mauricio Tomasiello

10.22 [c]	*
Sixth Amendment, dated October 17, 2016, to the Private Instrument of Non-Residential Real Estate Lease Agreement, dated March 31, 2008, among Amyris Brasil Ltda., Lucius Tomasiello and Mauricio Tomasiello

10.23 [c]	*
Seventh Amendment, dated September 25, 2017, to the Private Instrument of Non-Residential Real Estate Lease Agreement, dated March 31, 2008, among Amyris Brasil Ltda., Lucius Tomasiello and Mauricio Tomasiello

10.24 [c]	*
Eight Amendment, dated December 9, 2019, to the Private Instrument of Non-Residential Real Estate Lease Agreement, dated March 31, 2008, among Amyris Brasil Ltda., Lucius Tomasiello and Mauricio Tomasiello

10.25 [c]	*	Lease Agreement, dated May 1, 2010, between São Martinho S.A. and SMA Indústria Química S.A.
10.26 [c]	*	Amendment No. 2, dated August 31, 2015, to the Lease Agreement, dated May 1, 2010, between São Martinho S.A. and SMA Indústria Química S.A.
10.27 [c]	*	Amendment No. 3, dated September 1, 2016, to the Lease Agreement, dated May 1, 2010, between São Martinho S.A. and SMA Indústria Química Ltda. (f.k.a. SMA Indústria Química S.A.)
10.28 [c]	*	Amendment No. 4, dated December 26, 2017, to the Lease Agreement, dated May 1, 2010, between São Martinho S.A. and SMA Indústria Química Ltda. (f.k.a. SMA Indústria Química S.A.)
10.29	*	Lease Agreement, dated May 10, 2019, between Amyris Brotas Fermemtação de Performance Ltda. and Raízen Energia S.A.
10.30 [a]	*	Partnership Agreement, dated October 20, 2017, between registrant and Ginkgo Bioworks, Inc.
10.31	*	Credit Agreement, dated December 28, 2017, between registrant and DSM Finance BV
10.32 [a]	*	Joint Venture Agreement, dated December 6, 2016, among registrant, Nikko Chemicals Co. Ltd., and Nippon Surfactant Industries Co., Ltd.
10.33 [a]	*	First Amended and Restated LLC Operating Agreement of Aprinnova, LLC (f/k/a Neossance, LLC) dated December 6, 2016
10.34 [b]	*	Supply Agreement, dated December 28, 2017, between registrant and DSM Produtos Nutricionais Brasil S.A.
10.35 [b]	*	Amendment No. 1, dated November 19, 2018, to Supply Agreement, dated December 28, 2017, between registrant and DSM Nutritional Products AG, as assignee of DSM Produtos Nutricionais Brasil S.A.
10.36 [b]	*	Amendment No. 2, dated April 16, 2019, to Supply Agreement, dated December 28, 2017 between registrant and DSM Nutritional Products AG, as assignee of DSM Produtos Nutricionais Brasil S.A.
10.37	*	Amendment No. 3, dated October 3, 2019, to Supply Agreement, dated December 28, 2017, between registrant and DSM Nutritional Products AG, as assignee of DSM Produtos Nutricionais Brasil S.A.
10.38 [a]	**	Amendment No. 4, dated December 18, 2020, to Supply Agreement, dated December 18, 2020, between registrant and DSM Nutritional Products AG, as assignee of DSM Produtos Nutricionais Brasil S.A.
10.39	*	Assignment Agreement, dated December 31, 2018, between registrant and Hangzhou Xinfu Science & Tech Co. Ltd
10.40 [b]	*	Assignment and Assumption Agreement, dated April 16, 2019, among registrant, DSM Nutritional Products AG and DSM Nutritional Products Europe Ltd.
10.41	*	Exchange Agreement, dated May 10, 2019, among registrant and Silverback Asset Management, LLC
10.42	*	Loan and Security Agreement, dated August 14, 2019, among registrant, certain of registrant’s subsidiaries and Naxyris S.A.
10.43	*	Form of Credit Agreement, dated September 10, 2019, between registrant and certain accredited investors
10.44	*	Credit Agreement, dated September 17, 2019, between registrant and DSM Finance B.V.
10.45	*	Credit and Security Agreement, dated November 14, 2019, by and among the Company, the Subsidiary Guarantors, Schottenfeld Opportunities Fund II, L.P. and Phase Five Partners, LP
10.46	*	Form of Exchange Agreement, dated December 30, 2019, by and between the Company and each of the Investors

10.47	*	Warrant Exercise and Debt Equitization Agreement, dated January 31, 2020, between registrant and Foris Ventures, LLC
10.48	*	Form of Waiver and Forbearance Agreement, dated February 18, 2020, between registrant and certain investors
10.49	*	Waiver Agreement and Amendment to Partnership Agreement, dated March 11, 2020 by and between registrant and Ginkgo Bioworks, Inc.
10.50	*	Amendment to Loan Agreement, dated March 12, 2020, between registrant and Nikko Chemicals Co., Ltd.
10.51	*	Second Amendment to Loan Agreement, dated April 3, 2020, between registrant and Nikko Chemicals Co., Ltd.
10.52	*	Credit Agreement, dated April 29, 2020, between registrant and Foris Ventures, LLC
10.53	*	Waiver Agreement and Amendment to Partnership Agreement, dated May 6, 2020 by and between registrant and Ginkgo Bioworks, Inc.
10.54	*	Third Amendment to Loan Agreement, dated May 7, 2020, between registrant and Nikko Chemicals Co., Ltd.
10.55	*	Promissory Note dated May 7, 2020, between registrant and Bank of the West
10.56	*	Second Amendment to Promissory Note and Partnership Agreement, dated August 10, 2020, between registrant and Ginkgo Bioworks, Inc.
10.57 [a]	**	Farnesene Framework Agreement, dated December 18, 2020, between registrant and DSM Nutritional Products Ltd.
10.58	*†	Offer Letter dated September 27, 2006 between registrant and John Melo
10.59	*†	Amendment, dated December 18, 2008, to Offer Letter, dated September 27, 2006, between registrant and John Melo
10.60	*†	Performance Stock Option Award Agreement, dated May 29, 2018, between the registrant and John Melo
10.61	*†	Amendment #1, dated May 30, 2018, to Executive Severance Plan Participation Agreement, dated December 18, 2013, between the registrant and John Melo
10.62	*†	Offer Letter, dated June 5, 2017, between registrant and Nicole Kelsey
10.63	*†	Amendment, dated September 18, 2017, to Offer Letter, dated June 5, 2017, between registrant and Nicole Kelsey
10.64	*†	Offer Letter, dated October 5, 2017, between registrant and Eduardo Alvarez
10.65	**†	Offer Letter, dated February 6, 2020, between registrant and Han Kieftenbeld
10.66	*†	2010 Equity Incentive Plan, as amended on May 22, 2018, and forms of award agreements thereunder
10.67	*†	2010 Employee Stock Purchase Plan, as amended on May 22, 2018, and form of subscription agreement thereunder
10.68	*†	2020 Equity Incentive Plan
10.69	*†	Form of Restricted Stock Unit Agreement for 2020 Equity Incentive Plan
10.70	*†	Form of Stock Option Agreement for 2020 Equity Incentive Plan
10.71	*†	Executive Severance Plan, effective November 6, 2013
10.72	*†	Compensation arrangements between registrant and its non-employee directors
10.73	*†	Compensation arrangements between registrant and its executive officers
10.74	*†	Form of Indemnity Agreement between registrant and its directors and executive officers
21.01	**	List of subsidiaries
23.01	**	Consent of Macias Gini & O’Connell LLP, independent registered public accounting firm
24.01	**	Power of Attorney (included on signature page to this Form 10-K)
31.01	**	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(c) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.02	**	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(c) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.01	***	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.02	***	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	**	XBRL Instance Document
101.SCH	**	XBRL Taxonomy Extension Schema Document
101.CAL	**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	**	XBRL Taxonomy Extension Presentation Linkbase Document
104		Cover Page Interactive Data File (embedded within the Inline XBRL document)

a	Portions of this exhibit, which have been granted confidential treatment by the Securities and Exchange Commission, have been omitted.
b	Portions of this exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K promulgated under the Exchange Act.
c	Translation to English from Portuguese in accordance with Rule 12b-12(d) of the regulations promulgated by the Securities and Exchange Commission under the Exchange Act.
†	Management contract or compensatory plan or arrangement.
*	Incorporated by reference as an exhibit to this Report.
**	Filed with this Report.
***	Furnished with this Report

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMYRIS, INC.

By:	/s/ John G. Melo
John G. Melo
President and Chief Executive Officer
March 5, 2021

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints John G. Melo and Han Kieftenbeld, and each of them, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the U.S. Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming that all said attorneys-in-fact and agents, or any of them or their or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons on behalf of the registrant, in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John G. Melo John G. Melo	Director, President and Chief Executive Officer (Principal Executive Officer)	March 5, 2021

/s/ Han Kieftenbeld Han Kieftenbeld	Chief Financial Officer (Principal Financial Officer)	March 5, 2021

/s/ Anthony Hughes Anthony Hughes	Chief Accounting Officer (Principal Accounting Officer)	March 5, 2021

/s/ John Doerr John Doerr	Director	March 5, 2021

/s/ Geoffrey Duyk Geoffrey Duyk	Director	March 5, 2021

/s/ Philip Eykerman Philip Eykerman	Director	March 5, 2021

/s/ Christoph Goppelsroeder Christoph Goppelsroeder	Director	March 5, 2021

/s/ Frank Kung Frank Kung	Director	March 5, 2021

/s/ James McCann James McCann	Director	March 5, 2021

/s/ Steve Mills Steve Mills	Director	March 5, 2021

/s/ Carole Piwnica Carole Piwnica	Director	March 5, 2021

/s/ Lisa Qi Lisa Qi	Director	March 5, 2021

/s/ Julie Washington Julie Washington	Director	March 5, 2021

/s/ Patrick Yang Patrick Yang	Director	March 5, 2021