Form 10-Q
period 2021-03-31
AMYRIS, INC.
filed 2021-05-07
CIK 1365916

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Shares outstanding of the Registrant's common stock:

Class	Outstanding as of May 4, 2021
Common Stock, $0.0001 par value per share	291,471,055

AMYRIS, INC.

PART I
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
AMYRIS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In thousands, except shares and per share amounts)	March 31, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$143,821	$30,152
Restricted cash	283	309
Accounts receivable, net of allowance of $154 and $137, respectively	27,036	32,846
Accounts receivable - related party, net of allowance of $0 and $0, respectively	391	12,110
Contract assets	6,589	4,178
Contract assets - related party	2,000	1,203
Inventories	47,639	42,862
Deferred cost of products sold - related party	5,220	9,801
Prepaid expenses and other current assets	19,246	13,103
Total current assets	252,225	146,564
Property, plant and equipment, net	31,933	32,875
Deferred cost of products sold, noncurrent - related party	9,391	9,939
Restricted cash, noncurrent	961	961
Recoverable taxes from Brazilian government entities	8,680	8,641
Right-of-use assets under financing leases, net	9,296	9,994
Right-of-use assets under operating leases, net	9,333	10,136
Other assets	4,770	3,704
Total assets	$326,589	$222,814
Liabilities, Mezzanine Equity and Stockholders' Deficit
Current liabilities:
Accounts payable	$44,154	$41,045
Accrued and other current liabilities	32,121	30,707
Financing lease liabilities	3,258	4,170
Operating lease liabilities	5,510	5,226
Contract liabilities	6,163	4,468
Debt, current portion (includes instrument measured at fair value of $54,757 and $53,387, respectively)	55,904	54,748
Related party debt, current portion	—	22,689
Total current liabilities	147,110	163,053
Long-term debt, net of current portion (includes instrument measured at fair value of $0 and $0, respectively)	13,873	26,170
Related party debt, net of current portion (includes instrument measured at fair value of $0 and $0, respectively)	413,687	159,452
Operating lease liabilities, net of current portion	8,209	9,732
Derivative liabilities	31,384	8,698
Other noncurrent liabilities	22,467	22,754
Total liabilities	636,730	389,859
Commitments and contingencies
Mezzanine equity: Contingently redeemable common stock	5,000	5,000
Stockholders’ deficit:
Preferred stock - $0.0001 par value, 5,000,000 shares authorized as of March 31, 2021 and December 31, 2020; 8,280 shares issued and outstanding as of March 31, 2021 and December 31, 2020	—	—
Common stock - $0.0001 par value, 350,000,000 shares authorized as of March 31, 2021 and December 31, 2020; 273,266,917 and 244,951,446 shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	27	24
Additional paid-in capital	2,106,214	1,957,224
Accumulated other comprehensive loss	(49,413)	(47,375)
Accumulated deficit	(2,377,943)	(2,086,692)
Total Amyris, Inc. stockholders’ deficit	(321,115)	(176,819)
Noncontrolling interest	5,974	4,774
Total stockholders' deficit	(315,141)	(172,045)
Total liabilities, mezzanine equity and stockholders' deficit	$326,589	$222,814

See the accompanying notes to the unaudited condensed consolidated financial statements.

AMYRIS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
(In thousands, except shares and per share amounts)	2021	2020
Revenue:
Renewable products (includes related party revenue of $1,662 and $49, respectively)	$28,179	$17,854
Licenses and royalties (includes related party revenue of $143,612, and $3,750, respectively)	143,800	5,161
Grants and collaborations (includes related party revenue of $2,000 and $3,018, respectively)	4,880	6,115
Total revenue (includes related party revenue of $147,274 and $6,817, respectively)	176,859	29,130
Cost and operating expenses:
Cost of products sold	22,659	11,790
Research and development	23,332	17,126
Sales, general and administrative	37,922	32,014
Total cost and operating expenses	83,913	60,930
Income (loss) from operations	92,946	(31,800)
Other income (expense):
Interest expense	(5,813)	(15,002)
(Loss) gain from change in fair value of derivative instruments	(22,745)	3,282
Loss from change in fair value of debt	(326,785)	(16,503)
Loss upon extinguishment of debt	(27,313)	(27,319)
Other (expense) income, net	(678)	4
Total other expense, net	(383,334)	(55,538)
Loss before income taxes and loss from investment in affiliate	(290,388)	(87,338)
Provision for income taxes	(55)	(91)
Gain (loss) from investment in affiliate	392	(415)
Net loss	(290,051)	(87,844)
Less: income attributable to noncontrolling interest in Aprinnova	(1,200)	—
Net loss attributable to Amyris, Inc.	(291,251)	(87,844)
Less: losses allocated to participating securities	2,099	1,087
Net loss attributable to Amyris, Inc. common stockholders, basic and diluted	$(289,152)	$(86,757)

Loss per share attributable to common stockholders, basic and diluted	$(1.08)	$(0.56)
Weighted-average shares of common stock outstanding used in computing loss per share of common stock, basic and diluted	267,733,555	155,065,635

See the accompanying notes to the unaudited condensed consolidated financial statements.

AMYRIS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended March 31,
(In thousands)	2021	2020
Comprehensive loss:
Net loss	$(290,051)	$(87,844)
Foreign currency translation adjustment	(2,038)	(2,549)
Total comprehensive loss	(292,089)	(90,393)
Income attributable to noncontrolling interest	(1,200)	—
Comprehensive loss attributable to Amyris, Inc.	$(293,289)	$(90,393)

See the accompanying notes to the unaudited condensed consolidated financial statements.

AMYRIS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT AND MEZZANINE EQUITY
(Unaudited)

	Preferred Stock		Common Stock
(In thousands, except number of shares)	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Noncontrolling Interest	Total Stockholders' Deficit	Mezzanine Equity - Common Stock
Balances at December 31, 2020	8,280	$—	244,951,446	$24	1,957,224	$(47,375)	$(2,086,692)	$4,774	$(172,045)	$5,000
Issuance of common stock and payment of minimum employee taxes withheld upon net share settlement of restricted stock	—	—	496,341	—	(2)	—	—	—	(2)	—
Issuance of common stock upon conversion of debt principal, net of 2,600,000 pre-delivery shares returned to Amyris	—	—	5,827,164	1	110,574	—	—	—	110,575	—
Issuance of common stock upon exercise of stock options	—	—	377,542	—	1,920	—	—	—	1,920	—
Issuance of common stock upon exercise of warrants	—	—	15,557,480	2	32,217	—	—	—	32,219	—
Issuance of common stock upon exercise of warrants - related party	—	—	6,056,944	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	4,281	—	—	—	4,281	—
Foreign currency translation adjustment	—	—	—	—		(2,038)	—	—	(2,038)	—
Net loss attributable to Amyris, Inc.	—	—	—	—		—	$(291,251)	$1,200	(290,051)	—
Balances at March 31, 2021	8,280	$—	273,266,917	$27	$2,106,214	$(49,413)	$(2,377,943)	$5,974	$(315,141)	$5,000

Balances at December 31, 2019	8,280	$—	117,742,677	$12	1,543,668	$(43,804)	$(1,755,653)	$609	$(255,168)	$5,000
Issuance of common stock and warrants upon conversion of debt principal and accrued interest	—	—	6,337,594	1	21,259	—	—	—	21,260	—
Issuance of common stock in private placement	—	—	3,484,321	—	10,000	—	—	—	10,000	—
Issuance of common stock in private placement - related party	—	—	10,505,652	1	27,188	—	—	—	27,189	—
Issuance of common stock upon exercise of warrants	—	—	1,160,929	—	3,332	—	—	—	3,332	—
Issuance of common stock upon exercise of warrants - related party	—	—	24,165,166	2	68,763	—	—	—	68,765	—
Exercise of common stock rights warrant - related party	—	—	—	—	15,000	—	—	—	15,000	—
Issuance of common stock right warrant - related party	—	—	—	—	8,904	—	—	—	8,904	—
Modification of previously issued common stock warrants	—	—	—	—	1,286	—	—	—	1,286	—
Derecognition of liability warrants to equity	—	—	—	—	5,200	—	—	—	5,200	—
Issuance of common stock and payment of minimum employee taxes withheld upon net share settlement of restricted stock	—	—	495,581	—	(8)	—	—	—	(8)	—
Stock-based compensation	—	—	—	—	3,504	—	—	—	3,504	—
Foreign currency translation adjustment	—	—	—	—	—	(2,549)	—	—	(2,549)	—
Net loss attributable to Amyris, Inc.	—	—	—	—	—	—	(87,844)	—	(87,844)	—
Balances at March 31, 2020	8,280	$—	163,891,920	$16	$1,708,096	$(46,353)	$(1,843,497)	$609	$(181,129)	$5,000

See the accompanying notes to the unaudited condensed consolidated financial statements.

AMYRIS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
(In thousands)	2021	2020
Operating activities
Net loss	$(290,051)	$(87,844)
Adjustments to reconcile net loss to net cash used in operating activities:
(Gain) loss from change in fair value of debt	326,785	16,503
Loss upon extinguishment of debt	27,313	27,319
(Gain) loss from change in fair value of derivative instruments	22,745	(3,282)
Stock-based compensation	4,281	3,504
Depreciation and amortization	2,114	1,719
Amortization of right-of-use assets under operating leases	750	668
Accretion of debt discount	713	1,292
(Gain) loss on foreign currency exchange rates	408	(109)
Other	—	42
(Gain) loss from investment in affiliate	(392)	415
Changes in assets and liabilities:
Accounts receivable	17,275	(5,209)
Contract assets	(3,208)	(870)
Inventories	(5,686)	(4,392)
Deferred cost of products sold - related party	5,129	142
Prepaid expenses and other assets	(8,207)	(1,430)
Accounts payable	4,154	318
Accrued and other liabilities	4,011	4,009
Lease liabilities	(1,185)	(1,043)
Contract liabilities	1,702	1,873
Net cash provided by (used in) operating activities	108,651	(46,375)
Investing activities
Purchases of property, plant and equipment	(2,493)	(1,040)
Net cash used in investing activities	(2,493)	(1,040)
Financing activities
Issuance costs incurred in connection with debt modification	(2,500)	—
Payment of minimum employee taxes withheld upon net share settlement of restricted stock units	(2)	(8)
Principal payments on debt	(23,196)	(6,981)
Principal payments on financing leases	(912)	(866)
Proceeds from exercise of common stock rights warrant - related party	—	15,000
Proceeds from exercises of common stock options	1,920	—
Proceeds from exercises of warrants	32,219	3,332
Proceeds from exercises of warrants - related party	—	13,998
Proceeds from issuance of common and preferred stock in private placement, net of issuance costs	—	10,000
Proceeds from issuance of common and preferred stock in private placement, net of issuance costs - related party	—	15,000
Proceeds from issuance of debt, net of issuance costs	—	188
Net cash provided by financing activities	7,529	49,663
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(44)	19
Net increase in cash, cash equivalents and restricted cash	113,643	2,267
Cash, cash equivalents and restricted cash at beginning of period	31,422	1,699
Cash, cash equivalents and restricted cash at end of the period	$145,065	$3,966

Reconciliation of cash, cash equivalents and restricted cash to the condensed consolidated balance sheets
Cash and cash equivalents	$143,821	$2,607
Restricted cash, current	283	399
Restricted cash, noncurrent	961	960
Total cash, cash equivalents and restricted cash	$145,065	$3,966

See the accompanying notes to the unaudited condensed consolidated financial statements.

AMYRIS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, Continued
(Unaudited)

	Three Months Ended March 31,
(In thousands)	2021	2020
Supplemental disclosures of cash flow information:
Cash paid for interest	$3,275	$3,152
Supplemental disclosures of non-cash investing and financing activities:
Accrued interest added to debt principal	$—	$1,527
Derecognition of derivative liabilities to equity upon extinguishment of debt	$59	$—
Derecognition of derivative liabilities upon exercise of warrants	$—	$5,200
Exercise of common stock warrants in exchange for debt principal and accrued interest reduction	$—	$69,918
Fair value of embedded features in connection with private placement	$—	$2,962
Fair value of warrants and embedded features recorded as debt discount in connection with debt issuances	$—	$188
Fair value of warrants and embedded features recorded as debt discount in connection with debt issuances - related party	$—	$747
Issuance of common stock and warrants upon conversion of debt principal and accrued interest	$110,575	$18,333
Unpaid property, plant and equipment balances in accounts payable and accrued liabilities at end of period	$1,121	$1,307

See the accompanying notes to the unaudited condensed consolidated financial statements.

AMYRIS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Basis of Presentation and Summary of Significant Accounting Policies

As a leading synthetic biotechnology company active in the Clean Health and Beauty markets through our consumer brands and a top supplier of sustainable and natural ingredients, Amyris, Inc. and our subsidiaries (collectively, Amyris or the Company) apply the Company's proprietary Lab-to-Market biotechnology platform to engineer, manufacture and market high performance, natural and sustainably sourced products. The Company does so with the use of computational tools, strain construction tools, screening and analytics tools, and advanced lab automation and data integration. The Company's biotechnology platform enables the Company to rapidly engineer microbes and use them as catalysts to metabolize renewable, plant-sourced sugars into high-value ingredients that the Company manufactures at industrial scale. Through the combination of our biotechnology platform and our industrial fermentation process, the Company has successfully developed, produced and commercialized many distinct molecules.

The accompanying unaudited condensed consolidated financial statements of Amyris, Inc. should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2020 (the 2020 Form 10-K), from which the condensed consolidated balance sheet as of December 31, 2020 is derived. The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the accompanying interim condensed consolidated financial statements do not include all the information and notes required by U.S. GAAP for complete financial statements. The accompanying condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, that are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Interim results are not necessarily indicative of results for a full year.

Significant Accounting Policies

Note 1, "Basis of Presentation and Summary of Significant Accounting Policies", to the audited consolidated financial statements in the 2020 Form 10-K includes a discussion of the significant accounting policies and estimates used in the preparation of the Company’s condensed consolidated financial statements. There have been no material changes to the Company's significant accounting policies and estimates during the three months ended March 31, 2021.

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

Accounting Standards or Updates Recently Adopted

In the three months ended March 31, 2021, the Company adopted these accounting standards or updates:

Accounting for Income Taxes In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes (Topic 740). The amendments in ASU 2019-12 simplify the accounting for income taxes by removing certain exceptions to the general principles in ASC Topic 740, Income Taxes. The amendments also improve consistent application of and simplify U.S. GAAP for other areas of ASC Topic 740 by clarifying and amending existing guidance. ASU 2019-12 became effective for the Company in the first quarter of fiscal year 2021. The adoption of this standard did not have any impact on the Company’s condensed consolidated financial statements.

Equity Securities, Equity-method Investments and Certain Derivatives In January 2020, the FASB issued ASU 2020-01, Investments-Equity Securities (Topic 321), Investments-Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815)-Clarifying the Interactions between Topic 321, Topic 323, and Topic 815. The guidance provides clarification of the interaction of rules for equity securities, the equity method of accounting and forward contracts and purchase options on certain types of securities. ASU 2020-01 became effective for the Company in the first quarter of 2021. The adoption of this standard did not have any impact on the Company’s condensed consolidated financial statements.

Accounting Standards or Updates Not Yet Adopted

Credit Losses In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments. ASU 2016-13 requires entities to measure all expected credit losses for most financial assets held at the reporting date based on an expected loss model which includes historical experience, current conditions, and reasonable and supportable forecasts. Entities will now use forward-looking information to better form their credit loss estimates. ASU 2016-13 also requires enhanced disclosures to help financial statement users better understand significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an entity's portfolio. ASU 2016-13 will be effective for the Company in the first quarter of 2023. The Company is currently evaluating the impact this standard will have on its consolidated financial statements and related disclosures.

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

2. Balance Sheet Details

Allowance for Doubtful Accounts

(In thousands)	Balance at Beginning of Year	Provisions	Write-offs, Net	Balance at End of Period
Three months ended March 31, 2021	$137	$17	$—	$154
Three months ended March 31, 2020	$45	$—	$—	$45

Inventories

(In thousands)	March 31, 2021	December 31, 2020
Raw materials	$12,185	$11,800
Work-in-process	8,702	10,760
Finished goods	26,752	20,302
Inventories	$47,639	$42,862

Deferred cost of products sold - related party

(In thousands)	March 31, 2021	December 31, 2020
Deferred cost of products sold - related party	$5,220	$9,801
Deferred cost of products sold, noncurrent - related party	9,391	9,939
Total	$14,611	$19,740

Amounts reported as "Deferred cost of products sold - related party" are in connection with an agreement with Koninklijke DSM N.V. (DSM) under which DSM will provide capacity for sweetener production at DSM's Brotas, Brazil manufacturing facility through December 2022. Deferred cost of products sold asset is being expensed to cost of products sold on a units of production basis as the Company's sweetener product is sold over the five-year term of the supply agreement. During the three months ended March 31, 2021 and 2020, the Company expensed $1.6 million and $0.1 million, respectively, of the deferred cost of products sold asset to cost of products sold. Inception-to-date amortization through March 31, 2021 totaled $4.9 million.

Prepaid expenses and other current assets

(In thousands)	March 31, 2021	December 31, 2020
Prepayments, advances and deposits	$13,453	$6,637
Non-inventory production supplies	3,364	3,989
Recoverable taxes from Brazilian government entities	1,020	1,063
Other	1,409	1,414
Total prepaid expenses and other current assets	$19,246	$13,103

Property, Plant and Equipment, Net

(In thousands)	March 31, 2021	December 31, 2020
Machinery and equipment	$49,880	$50,415
Leasehold improvements	44,800	45,197
Computers and software	7,362	6,741
Furniture and office equipment, vehicles and land	3,450	3,507
Construction in progress	7,238	7,250
	112,730	113,110
Less: accumulated depreciation and amortization	(80,797)	(80,235)
Property, plant and equipment, net	$31,933	$32,875

During the three months ended March 31, 2021 and 2020, depreciation and amortization expense, including amortization of right-of-use assets under financing leases, was as follows:

	Three Months Ended March 31,
(In thousands)	2021	2020
Depreciation and amortization expense	$2,114	$1,719

Leases

Operating Leases

The Company has operating leases primarily for administrative offices, laboratory equipment and other facilities. The operating leases have remaining terms that range from 1 to 5 years, and often include one or more options to renew. These renewal terms can extend the lease term from 1 to 5 years and are included in the lease term when it is reasonably certain that the Company will exercise the option. The operating leases are classified as ROU assets under operating leases on the Company's condensed consolidated balance sheets and represent the Company’s right to use the underlying asset for the lease term. The Company’s obligation to make operating lease payments is included in "Lease liabilities" and "Lease liabilities, net of current portion" on the Company's condensed consolidated balance sheets. Operating lease right-of-use assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. The Company had $9.3 million and $10.1 million of right-of-use assets as of March 31, 2021 and December 31, 2020, respectively. Operating lease liabilities were $13.7 million and $15.0 million as of March 31, 2021 and December 31, 2020, respectively. During the three ended March 31, 2021 and 2020, respectively, the Company recorded $1.8 million and $1.5 million of operating lease amortization that was charged to expense, of which $0.2 million and $0.3 million was recorded to cost of products sold.

Because the rate implicit in each lease is not readily determinable, the Company uses its incremental borrowing rate to determine the present value of the lease payments. The Company has certain contracts for real estate and marketing which may contain lease and non-lease components which it has elected to treat as a single lease component.

Information related to the Company's right-of-use assets and related lease liabilities were as follows:

	Three Months Ended March 31,
	2021	2020
Cash paid for operating lease liabilities, in thousands	$1,185	$1,893
Right-of-use assets obtained in exchange for new operating lease obligations, in thousands	$—	$—
Weighted-average remaining lease term	2.7	3.2
Weighted-average discount rate	18.0%	18.0%

Financing Leases

The Company has financing leases primarily for laboratory and computer equipment. Assets purchased under financing leases are included in "Right-of-use assets under financing leases, net" on the condensed consolidated balance sheets. For financing leases, the associated assets are depreciated or amortized over the shorter of the relevant useful life of each asset or the lease term. Accumulated amortization of assets under financing leases totaled $5.3 million and $4.6 million as of March 31, 2021 and December 31, 2020, respectively.

Maturities of Financing and Operating Leases

Maturities of lease liabilities as of March 31, 2021 were as follows:

Years ending December 31: (In thousands)	Financing Leases	Operating Leases	Total Leases
2021 (Remaining Nine Months)	$3,491	$5,644	$9,135
2022	—	7,655	7,655
2023	—	3,320	3,320
2024	—	150	150
2025	—	—	—
Total lease payments	3,491	16,769	20,260
Less: amount representing interest	(233)	(3,050)	(3,283)
Total lease liability	$3,258	$13,719	$16,977

Current lease liability	$3,258	$5,510	$8,768
Noncurrent lease liability	—	8,209	8,209
Total lease liability	$3,258	$13,719	$16,977

Other Assets

(In thousands)	March 31, 2021	December 31, 2020
Equity-method investment	$3,431	$2,380
Deposits	126	128
Other	1,213	1,196
Total other assets	$4,770	$3,704

Accrued and Other Current Liabilities

(In thousands)	March 31, 2021	December 31, 2020
Payroll and related expenses	$10,540	$8,230
Accrued interest	7,721	9,327
Contract termination fees	5,311	5,344
Asset retirement obligation(1)	3,003	3,041
Professional services	1,604	994
Ginkgo partnership payments obligation	878	878
Tax-related liabilities	639	656
Other	2,425	2,237
Total accrued and other current liabilities	$32,121	$30,707
______________
(1)    The asset retirement obligation represents liabilities incurred but not yet discharged in connection with our 2013 abandonment of a partially constructed facility in Pradópolis, Brazil.

Other noncurrent liabilities

(In thousands)	March 31, 2021	December 31, 2020
Liability for unrecognized tax benefit	$7,551	$7,496
Ginkgo partnership payments obligation, net of current portion	7,461	7,277
Liability in connection with acquisition of equity-method investment	7,216	6,771
Contract liabilities, net of current portion	111	111
Other	128	1,099
Total other noncurrent liabilities	$22,467	$22,754

3. Fair Value Measurement

Liabilities Measured and Recorded at Fair Value on a Recurring Basis

The following tables summarize liabilities measured at fair value, and the respective fair value by input classification level within the fair value hierarchy:

(In thousands)	March 31, 2021				December 31, 2020
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Liabilities
Foris Convertible Note (LSA Amendment)	$—	$—	$379,439	$379,439	$—	$—	$123,164	$123,164
Senior Convertible Notes	—	—	54,757	54,757	—	—	53,387	53,387
Embedded derivatives bifurcated from debt instruments	—	—	188	188	—	—	247	247
Freestanding derivative instruments issued in connection with other debt and equity instruments	—	—	31,196	31,196	—	—	8,451	8,451
Total liabilities measured and recorded at fair value	$—	$—	$465,580	$465,580	$—	$—	$185,249	$185,249

The Company did not hold any financial assets to be measured and recorded at fair value on a recurring basis as of March 31, 2021 and December 31, 2020. Also, there were no transfers between the levels during the three months ended March 31, 2021 or the year ended December 31, 2020.

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

Changes in fair value of derivative liabilities are presented as gains or losses in the condensed consolidated statements of operations in the line captioned "Gain (loss) from change in fair value of derivative instruments".

Changes in the fair value of debt that is accounted for at fair value are presented as gains or losses in the condensed consolidated statements of operations in the line captioned "Gain (loss) from change in fair value of debt".

Fair Value of Debt — Foris Convertible Note

At March 31, 2021, the contractual outstanding principal of the Foris Convertible Note was $50.0 million, and fair value was $379.4 million. The Company remeasured the fair value of the Foris Convertible Note under a binomial lattice model (which is discussed in further detail below) using the following inputs: (i) $19.10 stock price, (ii) 10% discount yield, (iii) 0.09% risk free interest rate (iv) 45% equity volatility and (v) 5% probability of change in control. The Company assumed that if a change of control event were to occur, it would occur at the end of the calendar year. The Company recorded a loss of $256.3 million related to change in fair value of the Foris Convertible Note for the three months ended March 31, 2021. The most sensitive input to the valuation model is the Company’s stock price in relation to the $3.00 conversion price.

Fair Value of Debt — Senior Convertible Notes

At March 31, 2021, the contractual outstanding principal of the Senior Convertible Notes was $10.0 million, and fair value was $54.8 million. The Company measured the fair value at March 31, 2021 under a binomial lattice model (which is discussed in further detail below) using the following inputs: (i) $19.10 stock price, (ii) 210% discount yield, (iii) 0.02% risk free interest rate (iv) 45% equity volatility, and (v) 0% probability of change in control. The most sensitive input to the valuation model is the Company’s stock price in relation to the $3.50 conversion price.

For the three months ended March 31, 2021, the Company recorded a $70.5 million loss from change in fair value of debt in connection with fair value remeasurement of the Senior Convertible Notes, as follows:

In thousands
Fair value at December 31, 2020	$53,387
Loss from change in fair value	70,510
Less: principal converted into common stock	(20,000)
Less: fair value adjustment extinguished upon conversion of debt principal	(49,140)
Fair value at March 31, 2021	$54,757

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

Derivative Liabilities Recognized in Connection with the Issuance of Debt Instruments

The following table provides a reconciliation of the beginning and ending balances for the Company's derivative liabilities recognized in connection with the issuance of debt instruments, either freestanding or embedded, measured at fair value using significant unobservable inputs (Level 3):

(In thousands)	Derivative Liability
Balance at December 31, 2020	$8,698
Change in fair value of derivative instruments	22,745
Derecognition on settlement or extinguishment	(59)
Balance at March 31, 2021	$31,384

Freestanding Derivative Instruments

On February 28, 2020, the Company entered into forbearance agreements with certain affiliates of the Schottenfeld Group LLC (the Lenders) related to certain defaults under the Schottenfeld Notes. In connection with entering into the forbearance agreements, the Company committed to issuing warrants (Warrants) to the Lenders under certain contingent events for 1.9 million shares of common stock at a $2.87 purchase price and a two-year term. The contingent obligation to issue the Warrants did not meet the derivative scope exception or equity classification criteria and was accounted for as a derivative liability and remeasured each reporting period until settled or extinguished with subsequent changes in fair value recorded through the statement of operations. The fair value of the Warrants derivative liability was determined using a Black-Scholes-Merton option pricing model based on the input assumptions for liability classified warrants table in the valuation methodology section below. At March 31, 2021, the fair value of the contingently issuable Warrants derivative liability was $31.2 million, and for the three months ended March 31, 2021, the Company recorded a $22.7 million loss on change in fair value of derivative instruments.

Valuation Methodology and Approach to Measuring the Derivative Liabilities

Substantially all the outstanding liabilities associated with the Company’s derivatives at March 31, 2021 and December 31, 2020 represent the fair value of freestanding equity instruments. See Note 4, "Debt", and Note 6, "Stockholders' Deficit" for further information regarding these host instruments. There is no current observable market for these types of derivatives and, as such, the Company determined the fair value of the freestanding instruments using the Black-Scholes-Merton option pricing model, which is discussed in more detail below.

The Company used the Black-Scholes-Merton option pricing model to determine the fair value of its liability classified warrants as of March 31, 2021 and December 31, 2020. Input assumptions for these freestanding instruments are as follows:

Range for the Period
Input assumptions for liability classified warrants:	March 31, 2021	December 31, 2020
Fair value of common stock on issue date	$19.10 – $19.10	$2.56 – $6.18
Exercise price of warrants	$2.87 – $2.87	$2.87 – $3.25
Expected volatility	114% – 114%	94% – 117%
Risk-free interest rate	0.16% – 0.16%	0.13% – 1.58%
Expected term in years	2 – 2	1 – 2
Dividend yield	0.0%	0.0%

Changes in valuation assumptions can have a significant impact on the valuation of the freestanding derivative liabilities and debt that the Company elects to account for at fair value. For example, all other things being equal, generally, an increase in the Company’s stock price, change of control probability, risk-adjusted yields term to maturity/conversion or stock price volatility increases the value of the derivative liability.

Assets and Liabilities Recorded at Carrying Value

Financial Assets and Liabilities

The carrying amounts of certain financial instruments, such as cash equivalents, accounts receivable, prepaid expenses and other current assets, accounts payable and other current accrued liabilities, approximate fair value due to their relatively short maturities and low market interest rates, if applicable. Loans payable and credit facilities are recorded at carrying value, which is representative of fair value at the date of acquisition. The Company estimates the fair value of these instruments using observable market-based inputs (Level 2). The carrying amount (the total amount of net debt presented on the balance sheet) of the Company's debt at March 31, 2021 and at December 31, 2020, excluding the debt instruments recorded at fair value, was $49.3 million and $86.5 million, respectively. The fair value of such debt at March 31, 2021 and at December 31, 2020 was $51.1 million and $83.3 million, respectively, and was determined by (i) discounting expected cash flows using current market discount rates estimated for certain of the debt instruments and (ii) using third-party fair value estimates for the remaining debt instruments.

4. Debt

Net carrying amounts of debt are as follows:

	March 31, 2021				December 31, 2020
(In thousands)	Principal	Unaccreted Debt Discount	Change in Fair Value	Net	Principal	Unaccreted Debt Discount	Change in Fair Value	Net
Convertible notes payable
Senior convertible notes	$10,020	$—	$44,737	$54,757	$30,020	$—	$23,367	$53,387

Related party convertible notes payable
Foris convertible note	50,041	—	329,398	379,439	50,041	—	73,123	123,164

Loans payable and credit facilities
Schottenfeld notes	—	—	—	—	12,500	(240)	—	12,260
Nikko notes	2,737	(725)	—	2,012	2,802	(759)	—	2,043
Ginkgo note	12,000	—	—	12,000	12,000	—	—	12,000
Other loans payable	1,009	—	—	1,009	1,227	—	—	1,227
	15,746	(725)	—	15,021	28,529	(999)	—	27,530
Related party loans payable
Foris note	5,000	—	—	5,000	5,000	—	—	5,000
DSM notes	10,000	(4,254)	—	5,746	33,000	(2,443)	—	30,557
Naxyris note	23,914	(412)	—	23,502	23,914	(493)	—	23,421
	38,914	(4,666)	—	34,248	61,914	(2,936)	—	58,978
Total debt	$114,721	$(5,391)	$374,135	483,465	$170,504	$(3,935)	$96,490	263,059
Less: current portion				(55,904)				(77,437)
Long-term debt, net of current portion				$427,561				$185,622

Senior Convertible Notes Conversion

On February 4, 2021, the Company received a notice of conversion from HT Investments MA, LLC (HT) with respect to $20.0 million of its outstanding Senior Convertible Notes, pursuant to which the Company was required to issue 5.7 million shares of common stock per the conversion price stated in the agreement and cancelled the outstanding Note. Also, under the terms of the Senior Convertible Note, HT was required to return 2.6 million shares of common stock outstanding under the Pre-Delivery Shares provision once the Company had fully repaid the principal balance. HT fulfilled its obligation to return these shares in accordance with the contractual requirement, and as a result the Company net settled the $20 million principal conversion by issuing 3.1 million of incremental shares to HT.

Upon conversion of the HT Senior Convertible Note, the Company recorded a $31.9 million loss upon extinguishment of debt, which was primarily comprised of a fair value adjustment upon repayment of the note's principal.

See the Company's 2020 Form 10-K, Note 4, “Debt” for additional information regarding the Senior Convertible Notes.

Schottenfeld Note Exchange

On March 1, 2021, the Company entered into an Exchange and Settlement Agreement (Exchange Agreement) with Schottenfeld Opportunities Fund II, L.P. and certain other holders of notes under the Credit and Security Agreement dated November 14, 2019 (Schottenfeld Notes). Pursuant to the terms of the Exchange Agreement, the Company paid all accrued and unpaid interest on the $12.5 million principal balance outstanding under the Schottenfeld Notes, and issued 4.1 million net shares of common stock in a cashless exchange and cancellation of all amounts due and outstanding under the Notes and related loan documents and all warrants held by each of the holders of Schottenfeld Notes.

Upon conversion of the Schottenfeld note balance, the Company recorded a $28.9 million loss upon extinguishment of debt, which primarily represented the fair value of common shares issued in excess of debt principal extinguished.

See the Company's 2020 Form 10-K, Note 4, “Debt” for additional information regarding the Schottenfeld Notes.

DSM Notes Amendments and Repayment

On December 28, 2017, the Company and DSM Finance, a wholly owned subsidiary of Koninklijke DSM N.V. (DSM), entered into a credit agreement (the DSM Credit Agreement) to make available to the Company an unsecured credit facility of $25.0 million. On December 28, 2017, the Company borrowed $25.0 million under the DSM Credit Agreement and issued a promissory note to DSM Finance. The $25 million Note matures on December 31, 2021 and accrues interest at 10% per annum, payable quarterly.

On September 17, 2019, the Company and DSM entered into a credit agreement (the 2019 DSM Credit Agreement) to make available to the Company a secured credit facility in an aggregate principal amount of $8.0 million. In September 2019, the Company borrowed the $8.0 million in three installments. The promissory notes issued under the 2019 DSM Credit Agreement (i) mature on August 7, 2022, (ii) accrue interest at a rate of 12.5% per annum, payable quarterly and (iii) are secured by a first-priority lien on certain Company intellectual property licensed to DSM.

In March 2021, the Company entered into amendments (the March 2021 Amendments) to the $25 million Note and the $8 million Note that provided for (i) the prepayment of the $8 million Note, (ii) a $15 million partial prepayment of the $25 million Note and (iii) extension of the maturity date from December 31, 2021 to April 15, 2022 for the remaining $10 million principal balance under the $25 million Note, in exchange for a $2.5 million prepayment fee The Company repaid $23 million on March 31, 2021 to extinguish the $8 million Note and to partially repay the $25 million Note.

The Company evaluated the March 2021 Amendments, and concluded the before and after cash flows resulting from the amendments were not significantly different and accounted for the amendments to the Notes as a debt modification. Consequently, the $2.5 million Prepayment Fee was recorded as an incremental debt discount to the remaining $10 million principal balance under the $25 million Note. The Company will accrete the adjusted discount over the Note’s amended remaining term using the effective interest method.

See the Company's 2020 Form 10-K, Note 4, “Debt” for additional information regarding the DSM notes.

Future Minimum Payments

Future minimum payments under the Company's debt agreements as of March 31, 2021 are as follows:

(In thousands)	Convertible Notes	Loans Payable and Credit Facilities	Related Party Convertible Notes	Related Party Loans Payable and Credit Facilities	Total
2021 (Remaining Nine Months)	$11,189	$2,260	$—	$2,782	$16,231
2022	—	13,268	59,578	42,379	115,225
2023	—	399	—	—	399
2024	—	398	—	—	398
2025	—	397	—	—	397
Thereafter	—	1,473	—	—	1,473
Total future minimum payments	11,189	18,195	59,578	45,161	134,123
Less: amount representing interest	(1,169)	(2,449)	(9,537)	(6,247)	(19,402)
Present value of minimum debt payments	10,020	15,746	50,041	38,914	114,721
Less: current portion of debt principal	(10,020)	(1,280)	—	—	(11,300)
Noncurrent portion of debt principal	$—	$14,466	$50,041	$38,914	$103,421

5. Mezzanine Equity

Mezzanine equity at March 31, 2021 and December 31, 2020 is comprised of proceeds from shares of common stock sold on May 10, 2016 to the Bill & Melinda Gates Foundation (the Gates Foundation). In connection with the stock sale, the Company and the Gates Foundation entered into an agreement under which the Company agreed to expend an aggregate amount not less than the proceeds from the stock sale to develop a yeast strain that produces artemisinic acid and/or amorphadiene at a low cost and to supply such artemisinic acid and amorphadiene to companies qualified to convert artemisinic acid and amorphadiene to artemisinin for inclusion in artemisinin combination therapies used to treat malaria. If the Company defaults in its obligation to use the proceeds from the stock sale as set forth above or defaults under certain other commitments in the agreement, the Gates Foundation will have the right to request that the Company redeem, or facilitate the purchase by a third party, the shares then held by the Gates Foundation at a price per share equal to the greater of (i) the closing price of the Company’s common stock on the trading day prior to the redemption or purchase, as applicable, or (ii) an amount equal to $17.10 plus a compounded annual return of 10%.

As of March 31, 2021, the Company's remaining research and development obligation under this arrangement was $0.3 million.

6. Stockholders' Deficit

Warrants and Rights Activity Summary

In connection with various debt and equity transactions (see Note 4, “Debt” above and Note 4, "Debt" and Note 6, “Stockholders’ Deficit” in Part II, Item 8 of the 2020 Form 10-K), the Company has issued warrants exercisable for shares of common stock. The following table summarizes warrants outstanding at March 31, 2021:

Transaction	Number Outstanding as of March 31, 2021	Exercise Price per Share as of March 31, 2021
Blackwell and Silverback warrants	1,000,000	$3.25
January 2020 warrant exercise right shares	4,209,608	$2.87
April 2019 PIPE warrants	1,381,940	$4.76/$5.02
Naxyris LSA warrants	2,000,000	$2.87
October 2019 Naxyris warrant	2,000,000	$3.87
May 2019 6.50% Note Exchange warrants	960,225	$2.87
May 2017 cash warrants	1,863,056	$2.87
May 2017 dilution warrants	3,085,893	$0.00
August 2017 dilution warrants	3,028,983	$0.00
July 2015 related party debt exchange	58,690	$0.15
Other	1,406	$160.05
	19,589,801

Warrant Exercises

During the three months ended March 31, 2021, warrant-holders exercised warrants to purchase approximately 24.8 million shares of the Company’s common stock at a weighted-average exercise price of $3.06 per share, for net proceeds to the Company of $32.2 million. Some of the exercises were cashless or in connection with the Schottenfeld Note Exchange, which resulted in fewer shares being issued than the number of warrant-shares exercised. As a result, 21.6 million shares were issued.

7. Net Loss per Share Attributable to Common Stockholders

For the three months ended March 31, 2021 and 2020, basic loss per share was the same as diluted loss per share, because the inclusion of all potentially dilutive securities outstanding was antidilutive.

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

The following table presents the calculation of basic and diluted loss per share:

	Three Months Ended March 31,
(In thousands, except shares and per share amounts)	2021	2020
Numerator:
Net loss attributable to Amyris, Inc.	$(291,251)	$(87,844)
Less: losses allocated to participating securities	2,099	1,087
Net loss attributable to Amyris, Inc. common stockholders, basic and diluted	$(289,152)	$(86,757)

Denominator:
Weighted-average shares of common stock outstanding used in computing net loss per share of common stock, basic and diluted	267,733,555	155,065,635
Loss per share, basic and diluted	$(1.08)	$(0.56)

The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted loss per share of common stock because including them would have been antidilutive:

	Three Months Ended March 31,
	2021	2020
Period-end common stock warrants	13,416,235	50,518,519
Convertible promissory notes(1)	19,540,447	9,217,185
Period-end stock options to purchase common stock	6,205,576	5,578,264
Period-end restricted stock units	6,653,640	5,298,639
Period-end preferred stock	1,943,661	1,943,661
Total potentially dilutive securities excluded from computation of diluted loss per share	47,759,559	72,556,268
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

8. Commitments and Contingencies

Guarantor Arrangements

The Company has agreements whereby it indemnifies its executive officers and directors for certain events or occurrences while the executive officer or director is serving in his or her official capacity. The indemnification period remains enforceable for the executive officer's or director’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a director and officer insurance policy that limits its exposure and enables the Company to recover a portion of any future payments. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal. Accordingly, the Company had no liabilities recorded for these agreements as of March 31, 2021 and December 31, 2020.

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

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company's financial statements. If the assessment indicates that a potential material loss contingency is not probable but is reasonably possible, or is probable but cannot be reasonably estimated, then the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material, would be disclosed. Loss contingencies considered to be remote by management are generally not disclosed unless they involve guarantees, in which case the guarantee would be disclosed.

On April 3, 2019, a securities class action complaint was filed against Amyris and our CEO, John G. Melo, and former CFO, Kathleen Valiasek, in the U.S. District Court for the Northern District of California. The complaint seeks unspecified damages on behalf of a purported class that would comprise all persons and entities that purchased or otherwise acquired our securities between March 15, 2018 and March 19, 2019. The complaint, which was amended by the lead plaintiff on September 13, 2019, alleges securities law violations based on statements and omissions made by the Company during such period. On October 25, 2019, the defendants filed a motion to dismiss the securities class action complaint, which was denied by the court on October 5, 2020. The Company filed its answer to the securities class action complaint on October 26, 2020. Subsequent to the filing of the securities class action complaint described above, on June 21, 2019 and October 1, 2019, respectively, two separate purported shareholder derivative complaints were filed in the U.S. District Court for the Northern District of California (Bonner v. Doerr, et al., and Carlson v. Doerr, et al.) based on similar allegations to those made in the securities class action complaint and naming the Company, and certain of the Company’s current and former officers and directors, as defendants. The derivative lawsuits sought to recover, on the Company’s behalf, unspecified damages purportedly sustained by the Company in connection with allegedly misleading statements and omissions made in connection with the Company’s securities filings. The derivative lawsuits were dismissed on October 18, 2019 (Bonner) and December 10, 2019 (Carlson), without prejudice. On November 3, 2020, Bonner re-filed its derivative complaint against the Company in San Mateo County Superior Court. The Company filed its demurrer to the complaint on January 13, 2021 and attended a preliminary hearing on April 22, 2021. An additional shareholder derivative complaint (Kimbrough v. Melo, et al.), substantially identical to the Bonner complaint, was filed on December 18, 2020 in the United States District Court for the Northern District of California. On February 19, 2021, the Company filed its motion to dismiss the Kimbrough complaint. In response, the Kimbrough complaint was dismissed in federal court on March 4, 2021 and refiled in state court on March 12, 2021. By agreement, the Kimbrough and Bonner complaints were consolidated for all purposes on April 9, 2021. By May 10, 2021, the derivative shareholder plaintiffs will either file a new complaint or designate one of the existing complaints as operative. A briefing schedule on a demurrer to that complaint will be negotiated no later than May 24, 2021. The Company believes the securities class action and derivative complaints lack merit, and intends to continue to defend itself vigorously. Given the early stage of these proceedings, it is not yet possible to reliably determine any potential liability that could result from these matters.

On September 10, 2020, LAVVAN, Inc. (Lavvan) filed a suit against the Company in the United States District Court for the Southern District of New York alleging breach of contract, patent infringement, and trade secret misappropriation in connection with that certain Research, Collaboration and License Agreement between Lavvan and Amyris, dated March 18, 2019, as amended (Cannabinoid Agreement). Amyris filed motions to compel arbitration or to dismiss on October 2, 2020. On October 30, Lavvan filed its opposition to the motions and the Company filed its reply to such opposition on November 13, 2020. The matter is fully briefed and the parties are awaiting an order from the Court. The Company believes the suit lacks merit and intends to continue to defend itself vigorously. Given the early stage of these proceedings, it is not yet possible to reliably determine any potential liability that could result therefrom.

The Company is subject to disputes and claims that arise or have arisen in the ordinary course of business and that have not resulted in legal proceedings or have not been fully adjudicated. Such matters that may arise in the ordinary course of business are subject to many uncertainties and outcomes, and are not predictable with reasonable assurance; therefore, an estimate of all the reasonably possible losses cannot be determined at this time. If one or more of these legal disputes or claims resulted in settlements or legal proceedings that were resolved against the Company for amounts in excess of management’s expectations, the Company’s condensed consolidated financial statements for the relevant reporting period could be materially adversely affected.

9. Revenue Recognition and Contract Assets and Liabilities

Disaggregation of Revenue

The following table presents revenue by major product and service, as well as by primary geographical market, based on the location of the customer:

	Three Months Ended March 31,
(In thousands)	2021				2020
	Renewable Products	Licenses and Royalties	Grants and Collaborations	Total	Renewable Products	Licenses and Royalties	Grants and Collaborations	Total
United States	$20,090	$—	$250	$20,340	$11,944	$—	$—	$11,944
Europe	2,972	143,800	2,346	149,118	3,242	5,161	3,356	11,759
Asia	4,405		2,284	6,689	2,018	—	2,759	4,777
Brazil	313			313	577	—	—	577
Other	399			399	73	—	—	73
	$28,179	$143,800	$4,880	$176,859	$17,854	$5,161	$6,115	$29,130

The following table presents revenue by major product and service, as well as by customer type:

	Three Months Ended March 31,
(In thousands)	2021				2020
	Renewable Products	Licenses and Royalties	Grants and Collaborations	Total	Renewable Products	Licenses and Royalties	Grants and Collaborations	Total
Consumer	$15,653	$—	$—	$15,653	$9,065	$—	$—	$9,065
Ingredients	12,526	143,800	—	156,326	8,789	5,161	—	13,950
Research and development	—	—	4,880	4,880	—	—	6,115	6,115
	$28,179	$143,800	$4,880	$176,859	$17,854	$5,161	$6,115	$29,130

Revenue from Significant Revenue Agreements

In connection with the significant revenue agreements discussed below and others previously disclosed (see Note 10, “Revenue Recognition” in Part II, Item 8 of the 2020 Form 10-K), the Company recognized the following revenue for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
(In thousands)	2021				2020
	Renewable Products	Licenses and Royalties	Grants and Collaborations	Total	Renewable Products	Licenses and Royalties	Grants and Collaborations	Total
DSM - related party	$1,662	$143,612	$2,000	$147,274	$49	$3,750	$3,018	$6,817
Sephora	4,441	—	—	4,441	4,446	—	—	4,446
Yifan	—	—	2,284	2,284	—	—	2,709	2,709
Firmenich	379	188	205	772	1,229	1,411	161	2,801
Givaudan	210	—	—	210	2,109	—	—	2,109
Subtotal revenue from significant revenue agreements	6,692	143,800	4,489	154,981	7,833	5,161	5,888	18,882
Revenue from all other customers	21,487	—	391	21,878	10,021	—	227	10,248
Total revenue from all customers	$28,179	$143,800	$4,880	$176,859	$17,854	$5,161	$6,115	$29,130

DSM License Agreement and Contract Assignment

On March 31, 2021, the Company and DSM entered into a license agreement and asset purchase agreement pursuant to which DSM acquired exclusive rights to the Company’s Flavor and Fragrance (F&F) product portfolio. The Company granted DSM exclusive licenses covering specific intellectual property (F&F Intellectual Property License) of the Company and assigned the Company’s rights and obligations under certain F&F ingredients supply agreements to DSM, in exchange for non-refundable upfront consideration totaling $150 million, and up to $235 million of contingent consideration if and when certain commercial milestones are achieved in each of the calendar years 2022 through 2024. DSM also acquired the Company’s F&F finished goods inventory on-hand, unbilled accounts receivables and billed accounts receivable that were uncollected at closing. The Company and DSM also entered into a 15-year manufacturing agreement whereby the Company will manufacture certain F&F ingredients for DSM to supply to third parties.

The Company determined the licenses to be functional intellectual property licenses allowing DSM the immediate use of and benefit from the technology, and concluded the licenses and related assigned F&F ingredients supply agreements, the asset purchase agreement and the manufacturing agreement were revenue contracts within the scope of ASC 606. The Company identified three distinct performance obligations: (i) F&F license, (ii) finished goods inventory and (iii) receivables, that once delivered are satisfied at a point in time. The Company also concluded the additional contingent consideration and manufacturing supply agreement represent variable consideration that will be fully constrained until the commercial targets are probable of achievement and the products are manufactured and sold.

The Company allocated the $150 million transaction price to the three revenue performance obligations using the residual approach. The transaction price was first allocated to the transferred inventory and receivables at the stand-alone selling price for these performance obligations, and the residual consideration was allocated to the F&F intellectual property licenses:
•Finished goods inventory - $1.5 million
•Receivables - $4.9 million
•F&F intellectual property licenses - $143.6 million

The Company also concluded the F&F intellectual property licenses and the assigned F&F supply agreements had been fully delivered with no further performance obligation upon closing the transaction, and recognized license revenue of $143.6 million in the period ended March 31, 2021.

Due to the related party nature of the transaction with DSM, who is a significant shareholder with two members on the Company’s board of directors, the Company performed a fair value assessment of the F&F intellectual property licenses under an income approach using a discounted cash flow model, in part with the assistance of a third-party valuation firm, and concluded the $143.6 million residual consideration received in exchange for the F&F intellectual property licenses approximated the fair value and stand-alone selling price of the F&F intellectual property licenses.

DSM Performance Agreement

In December 2017, the Company and DSM entered into a research and development services agreement (Performance Agreement), pursuant to which the Company would provide services to DSM relating to the further development of the technology underlying farnesene-related products in exchange for certain bonus payments in the event that specific performance metrics were achieved. If the Company did not meet the established metrics under the Performance Agreement, the Company would be required to pay $1.9 million to DSM. The Company accounted for the Performance Agreement under ASC 606 as a combined transaction with the Farnesene license granted to DSM in connection with the sale of the Brotas facility in December 2017. The Performance Agreement was allocated $1.2 million of the transaction price under a relative fair value allocation approach, and was recorded as a contract asset reflecting the Company’s right to receive additional consideration and deferred revenue reflecting the probability of returning to DSM a portion of the cash received under the combined transaction. In the first quarter of 2021, the Company and DSM determined the performance metrics would not be reasonably achieved without the Company providing further research and development services and concluded the Performance Agreement and related activities should be terminated. As a result, the Company paid DSM $1.9 million and reduced the deferred revenue liability, and expensed the contract asset balance and recorded $1.9 million of additional research and development expense during the three months ended March 31, 2021.

DSM Ingredients Collaboration

Pursuant to the September 2017 research and development collaboration agreement, as amended, the Company provides DSM with research and development services for specific field of use ingredients. The Company concluded the amended agreement contained a single performance obligation to provide research and development services delivered over time and that revenue recognition is based on an input measure of progress as labor hours are expended each quarter. DSM funds the development work with payments of $2.0 million quarterly from October 1, 2020 to September 30, 2021 for services singularly focused on achieving a certain fermentation yield and cost target over the twelve-month period. During the three months ended March 31, 2021 and 2020, the Company recognized $2.0 million and $3.0 million of collaboration revenue in connection with the amended agreement.

Yifan Collaborations

The Company has a collaboration agreement with Yifan Pharmaceutical Co., Ltd. (Yifan), a leading Chinese pharmaceutical company. During the three months ended March 31, 2021 and 2020, the Company recognized $2.3 million and $2.7 million of collaboration revenue, and $16.6 million of cumulative-to-date collaboration revenue in connection with the agreement. At March 31, 2021, the Company also recorded a $5.9 million contract asset in connection with the Collaboration Agreement.

For more information about the DSM ingredients collaboration and Yifan collaboration, see the Company's 2020 Form 10-K, Part II, Item 8, Note 10, "Revenue Recognition".

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

Contract Balances

The following table provides information about accounts receivable, contract assets and contract liabilities from contracts with customers:

(In thousands)	March 31, 2021	December 31, 2020
Accounts receivable, net	$27,036	$32,846
Accounts receivable - related party, net	$391	$12,110
Contract assets	$6,589	$4,178
Contract assets - related party	$2,000	$1,203
Contract liabilities	$6,163	$4,468
Contract liabilities, noncurrent(1)	$111	$111

(1)As of March 31, 2021 and December 31, 2020, contract liabilities, noncurrent is presented in Other noncurrent liabilities in the condensed consolidated balance sheets.

Remaining Performance Obligations

The following table provides information regarding the estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) based on the Company's existing agreements with customers as of March 31, 2021.

(In thousands)	As of March 31, 2021
Remaining 2021	$143
2022	3,103
2023	1,430
2024 and thereafter	429
Total from all customers	$5,105

In accordance with the disclosure provisions of ASC 606, the table above excludes estimated future revenues for performance obligations that are part of a contract that has an original expected duration of one year or less or a performance obligation with variable consideration that is recognized using the sales-based royalty exception for licenses of intellectual property. Additionally, approximately $297.8 million of estimated future revenue is excluded from the table above, as that amount represents constrained variable consideration.

10. Related Party Transactions

Related Party Debt

See Note 4, "Debt," for details of the DSM Notes Amendments and Repayments that occurred during the three months ended March 31, 2021.

Related party debt was as follows:

	March 31, 2021				December 31, 2020
In thousands	Principal	Unaccreted Debt Discount	Change in Fair Value	Net	Principal	Unaccreted Debt Discount	Change in Fair Value	Net
Foris notes	$55,041	$—	$329,398	$384,439	$55,041	$—	$73,123	$128,164
DSM notes	10,000	(4,254)	—	5,746	33,000	(2,443)	—	30,557
Naxyris note	23,914	(412)	—	23,502	23,914	(493)	—	23,421
	$88,955	$(4,666)	$329,398	$413,687	$111,955	$(2,936)	$73,123	$182,142

Related Party Revenue

See Note 9, "Revenue Recognition", for information about the March 31, 2021 DSM License Agreement and Contract Assignment.

Related Party Accounts Receivable, Unbilled Receivables and Accounts Payable

Related party accounts receivable, contract assets and accounts payable were as follows:

(In thousands)	March 31, 2021	December 31, 2020
Accounts receivable - related party	$391	$12,110
Contract assets - related party	$2,000	$1,203
Accounts payable	$10,302	$5,011

11. Stock-based Compensation

The Company’s stock option activity and related information for the three months ended March 31, 2021 was as follows:

	Quantity of Stock Options	Weighted- average Exercise Price	Weighted-average Remaining Contractual Life, in Years	Aggregate Intrinsic Value, in Thousands
Outstanding - December 31, 2020	6,502,096	$7.64	7.6	$8,875
Granted	131,408	$14.52
Exercised	(375,390)	$5.12
Forfeited or expired	(52,538)	$38.21
Outstanding - March 31, 2021	6,205,576	$7.68	7.4	$82,615
Vested or expected to vest after March 31, 2021	5,697,447	$7.91	7.3	$75,493
Exercisable at March 31, 2021	1,259,029	$18.19	5.8	$12,884

The Company’s restricted stock units (RSUs) activity and related information for the three months ended March 31, 2021 was as follows:

	Quantity of Restricted Stock Units	Weighted-average Grant-date Fair Value	Weighted-average Remaining Contractual Life, in Years
Outstanding - December 31, 2020	7,043,909	$4.18	1.5
Awarded	345,903	$13.53
Released	(496,492)	$4.34
Forfeited	(239,680)	$4.22
Outstanding - March 31, 2021	6,653,640	$4.65	1.4
Vested or expected to vest after March 31, 2021	6,082,165	$4.65	1.3

Stock-based compensation expense related to employee and non-employee options, RSUs and ESPP during the three months ended March 31, 2021 and 2020 is reflected in the condensed consolidated statements of operations as follows:

	Three Months Ended March 31,
(In thousands)	2021	2020
Cost of products sold	$63	$—
Research and development	1,062	1,065
Sales, general and administrative	3,156	2,439
Total stock-based compensation expense	$4,281	$3,504

As of March 31, 2021, there was unrecognized compensation expense of $30.0 million related to stock options and RSUs. The Company expects to recognize this expense over a weighted-average period of 2.4 years.

Evergreen Shares for 2020 Equity Incentive Plan and 2010 Employee Stock Purchase Plan

In March 2021, the Board approved increases to the number of shares available for issuance under the Company's 2020 Equity Incentive Plan (the 2020 Equity Plan) and 2010 Employee Stock Purchase Plan (the 2010 ESPP).

The increase in shares in connection with the 2020 Equity Plan represented an automatic annual increase in the number of shares available for grant and issuance under the 2020 Equity Plan of 12,247,572 shares (Evergreen Shares). This increase is equal to approximately 5.0% of the 244,951,446 total outstanding shares of the Company’s common stock as of December 31, 2020. This automatic increase was effective as of January 1, 2021.

The increase in shares in connection with the 2010 ESPP represented an automatic annual increase in the number of shares reserved for issuance of 42,077 shares, which represents the remaining allowable under the existing 1,666,666 maximum limit for share issuance under the 2010 ESPP. This automatic increase was effective as of January 1, 2021.

12. Subsequent Events

Primary and Secondary Offering

On April 8, 2021, the Company entered into an underwriting agreement (the Underwriting Agreement) with J.P. Morgan Securities LLC and Cowen and Company, LLC (the Underwriters) and with certain stockholders of the Company (the Selling Stockholders), pursuant to which the Selling Stockholders agreed to sell 11,390,797 shares of common stock of the Company, par value $0.0001 per share and Amyris agreed to issue and sell 7,656,822, at a public offering price of $15.75 per share. DSM International B.V. and affiliates of Vivo Capital LLC were the Secondary Offering Selling Stockholders. Under the terms of the Underwriting Agreement, the Selling Stockholders and Amyris granted the Underwriters a 30-day option to purchase up to an additional 1,708,619 shares of Common Stock from the Selling Stockholders and 1,148,523 shares of Common Stock from Amyris. The Underwriters exercised this option in full.

Net proceeds to the Company from the 8,805,345 new shares issued by the Company were approximately $130.7 million (inclusive of the underwriters’ option to purchase additional shares), after deducting underwriting discounts and commissions and estimated offering expenses payable by the Company.

The Company did not receive any proceeds from the sale of common stock in the secondary offering by the Selling Stockholders.

Ingredion Agreement

On May 3, 2021, the Company and Ingredion Incorporated entered into a Membership Interest Purchase Agreement (MIPA) under which (i) the Company will assign and transfer certain contracts for the sale and distribution of RebM to Ingredion’s subsidiary, PureCircle, which will become the exclusive global business-to-business commercialization partner for the Company’s sugar reduction technology that includes fermented RebM; (ii) the Company and Ingredion will enter into certain intellectual property license agreements to make, have made, commercialize and advance the development of sustainably sourced, zero-calorie, nature-based sweeteners and potentially other types of fermentation-based ingredients; (iii) Ingredion will purchase 31% of all of the membership interests in Amyris RealSweet LLC, a wholly owned subsidiary of the Company incorporated on April 15, 2021 (RealSweet), which entity will own the new manufacturing facility under construction in Brazil, and; (iv) The parties will enter into an R&D collaboration agreement to create and advance the development of sustainably sourced, zero-calorie, nature-based sweeteners, and potentially other types of fermentation-based food ingredients. The Company will continue to own and market its Purecane™ consumer brand offering of tabletop and culinary sweetener products to consumers. Under the terms of the license agreement, the Company will receive an upfront $10 million license fee at closing and additional milestone payments in the aggregate of $35 million upon achievement of certain manufacturing cost targets and RebM sales revenue. The Company will also receive $30 million of cash and non-cash consideration from Ingredion in exchange for their 31% interest in RealSweet. Additionally, the Company will earn a profit share from future Reb M sales by PureCircle. The closing of the MIPA is subject to customary closing conditions.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and the related notes that appear elsewhere in this Quarterly Report on Form 10-Q. These discussions contain forward-looking statements reflecting our current expectations that involve risks and uncertainties which are subject to safe harbors under the Securities Act of 1933, as amended (the Securities Act), and the Securities Exchange Act of 1934 (the Exchange Act). These forward-looking statements include, but are not limited to, statements concerning our strategy of achieving a significant reduction in net cash outflows in 2021 and 2022, aspects of our future operations, our future financial position, expectations for our future revenues, margins and projected costs, expectations regarding demand and acceptance for our technologies and products, introductions of new products, growth opportunities and trends in the market in which we operate, prospects and plans and objectives of management. The words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “will,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those in the forward-looking statements, including, without limitation, the risks set forth in Part II, Item 1A, “Risk Factors” in this Quarterly Report on Form 10-Q, in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 (the 2020 Form 10-K) and in our other filings with the Securities and Exchange Commission. We do not assume any obligation to update any forward-looking statements.

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

Our time to market for molecules has decreased from seven years to less than a year for our most recent molecule, mainly due to our ability to leverage our biotechnology platform with proprietary computational tools, strain construction tools, screening and analytics tools, and advanced lab automation and data integration. Our state-of-the-art infrastructure includes industry-leading strain engineering and lab automation located in Emeryville, California, pilot-scale production facilities in Emeryville, California and Campinas, Brazil, and a commercial-scale production facility in Leland, North Carolina (owned and operated by our Aprinnova joint venture). We are able to use a wide variety of feedstocks for production but have focused on sourcing Brazilian sugarcane for our large-scale production because of its renewability, low cost and relative price stability. We are constructing a new purpose-built, large-scale specialty ingredients facility in Brazil, which we anticipate will allow for the manufacture of up to five products concurrently, including both our specialty ingredients portfolio and our alternative sweetener product. In September 2019, we obtained the necessary permits and broke ground for this facility and we expect construction to be completed by the end of 2021. During construction, we continue to manufacture our products at manufacturing sites in Brazil, the U.S. and Europe.

Sales and Revenue

We recognize revenue from consumer and ingredient product sales, license fees and royalties, and grants and collaborations.

We have research and development collaboration arrangements for which we receive payments from our collaboration partners, which include DARPA, Koninklijke DSM N.V. (DSM), Firmenich SA (Firmenich), Givaudan International SA (Givaudan), Yifan Pharmaceutical Co. Ltd. (Yifan) and others. Some of our collaboration arrangements provide for advance payments to us in consideration for grants of exclusivity or research efforts that we will perform. Our collaboration agreements, which may require us to achieve milestones prior to receiving payments, are expected to contribute revenues from product sales and royalties if and when they are commercialized. See Note 10, “Revenue Recognition” in Part II, Item 8 of the 2020 Form 10-K for additional information.

We have several other collaboration molecules in our development pipeline with partners including DSM, Givaudan, Firmenich and Yifan that we expect will contribute revenues from product sales and royalties if and when they are commercialized.

COVID-19 Business Update

We have been closely monitoring the impact of the global COVID-19 pandemic on all aspects of our business, including how it has and will impact our employees, partners, supply chain, and distribution network. Before the start of the pandemic in early 2020, we developed a comprehensive response strategy including establishing a cross-functional COVID-19 task force and implementing business continuity plans to manage the impact of the COVID-19 pandemic on our employees and our business. As the pandemic has progressed, we have applied recommended public health recommendations designed to prevent the spread of COVID-19 and have been focused on the health and welfare of our employees. These recommendations to mitigate the spread of COVID-19 infection across our businesses have included additional sanitation and cleaning procedures in our laboratories and other facilities, on-site COVID-19 testing, temperature and symptom confirmations, instituting remote working when possible, and implementing social distancing and staggered worktime requirements for our employees who must work on-site. Throughout this period, we have successfully managed to sustain ongoing critical production campaigns and infrastructure while keeping our employee population healthy with no evidence of disease transmission within our onsite operations. See “Risk Factors – Business and Operational Risks - The COVID-19 pandemic has impacted our business and results of operations and could have a material adverse effect on our business, results of operations and financial condition in the future” in Part I, Item 1A of our 2020 Form 10-K.

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

For a more detailed discussion of our critical accounting estimates and policies, see Note 1, "Basis of Presentation and Summary of Significant Accounting Policies" in Part II, Item 8 of our 2020 Form 10-K.

Results of Operations

Revenue

	Three Months Ended March 31,
(In thousands)	2021	2020
Revenue
Renewable products	$28,179	$17,854
Licenses and royalties	143,800	5,161
Grants and collaborations	4,880	6,115
Total revenue	$176,859	$29,130

Total revenue increased by 507% to $176.9 million for the three months ended March 31, 2021 compared to the same period in 2020. The increase was the primarily the result of $143.6 million of license revenue from the sale of flavor and fragrance (F&F) intellectual property licenses and the assignment of certain F&F supply agreements to DSM during the three months ended March 31, 2021 (see Note 9, "Revenue Recognition"), combined with a $10.3 million increase in renewable products revenue.

Renewable products revenue increased by 58% to $28.2 million for the three months ended March 31, 2021 compared to the same period in 2020, primarily driven by increased sales in our consumer product lines.

Licenses and royalties revenue increased by $138.6 million for the three months ended March 31, 2021 compared to the same period in 2020, due to the sale of flavor and fragrance (F&F) intellectual property licenses and the assignment of certain F&F supply agreements to DSM, as described in Note 9, "Revenue Recognition".

Grants and collaborations revenue decreased by 20% to $4.9 million for the three months ended March 31, 2021 compared to the same period in 2020, related to decreases from our customers DSM and Yifan.

Costs and Operating Expenses

	Three Months Ended March 31,
(In thousands)	2021	2020
Cost and operating expenses
Cost of products sold	$22,659	$11,790
Research and development	23,332	17,126
Sales, general and administrative	37,922	32,014
Total cost and operating expenses	$83,913	$60,930

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

Cost of products sold increased by 92% to $22.7 million for the three months ended March 31, 2021 compared to the same period in 2020, primarily due to a 58% increase in total product revenue and $3.6 million of incremental costs related to raw materials price variances, inventory rework costs and manufacturing capacity fee adjustments related to our RebM ingredients product.

Research and Development Expenses

Research and development expenses increased by 36% to $23.3 million for the three months ended March 31, 2021 compared to the same period in 2020, primarily due to increases in outside services related to our new squalane adjuvant project, and employee compensation.

Sales, General and Administrative Expenses

Sales, general and administrative expenses increased by 18% to $37.9 million for the three months ended March 31, 2021 compared to the same period in 2020, primarily due to increases in selling, marketing and employee compensation costs related to our consumer product lines.

Other Expense, Net

	Three Months Ended March 31,
(In thousands)	2021	2020
Other income (expense):
Interest expense	(5,813)	(15,002)
(Loss) gain from change in fair value of derivative instruments	(22,745)	3,282
Loss from change in fair value of debt	(326,785)	(16,503)
Loss upon extinguishment of debt	(27,313)	(27,319)
Other (expense) income, net	(678)	4
Total other expense, net	$(383,334)	$(55,538)

Total other expense, net was $383.3 million in 2021, compared to total other expense of $55.5 million in 2020. The $327.8 million change was primarily comprised of a $310.3 million increase in loss from change in fair value of debt and a $26.0 million change from a gain to a loss in change in fair value of derivative instruments, partly offset by a $9.2 million decrease in interest expense.

The increase in loss from change in fair value of debt was primarily due to a significant increase (209%) in our stock price relative to a $3.00 and $3.50 conversion price of the two debt instruments measured under the fair value option during the three months ended March 31, 2021.

The change from a gain to a loss in change in fair value of derivative instruments was primarily due to a significant increase (209%) in our stock price relative to the $2.87 exercise price of the mark to market liability warrants during the three months ended March 31, 2021. See Note 3, "Fair Value Measurement" in Part II, Item 8 of this Quarterly Report on Form 10-Q for details regarding our outstanding derivative instruments.

The decrease in interest expense was primarily due to a 33% decrease in total debt principal owed at March 31, 2021 in comparison to March 31, 2020, and a significant decrease in debt discount accretion.

Provision for Income Taxes

For the three months ended March 31, 2021 and 2020, we recorded provisions of $0.1 million and $0.1 million for income taxes related to accrued interest on uncertain tax positions.

Liquidity and Capital Resources

(In thousands)	March 31, 2021	December 31, 2020
Working capital (working capital deficit)	$105,115	$(16,489)
Cash and cash equivalents	$143,821	$30,152
Debt and lease obligations	$500,441	$282,187
Accumulated deficit	$(2,377,943)	$(2,086,692)

	Three Months Ended March 31,
(In thousands)	2021	2020
Net cash (used in) provided by:
Operating activities	$108,651	$(46,375)
Investing activities	$(2,493)	$(1,040)
Financing activities	$7,529	$49,663

Liquidity

Prior to the three months ended March 31, 2021, we have incurred operating losses since our inception, and we expect to incur losses and negative cash flows from operations through at least the next 12 months following the issuance of this Quarterly Report on Form 10-Q. As of March 31, 2021, we had working capital of $105.1 million, an accumulated deficit of $2.4 billion, and cash and cash equivalents of $143.8 million.

As of March 31, 2021, the principal amounts due under our debt instruments (including related party debt) totaled $114.7 million, of which $11.3 million is classified as current. Our debt agreements contain various covenants, including certain restrictions on our business — including restrictions on additional indebtedness, material adverse effect and cross default provisions — that could cause us to be at risk of default. A failure to comply with the covenants and other provisions of our debt instruments, including any failure to make payments when required, would generally result in events of default under such instruments, which could result in the acceleration of a substantial portion of such indebtedness. Acceleration would generally also constitute an event of default under our other outstanding debt instruments, which could result in the acceleration of a substantial portion of our debt repayment obligations.

Based on our cash and cash equivalents of $143.8 million as of March 31, 2021, plus $130.7 million of net proceeds from our April 2021 public stock offering, which together total $274.5 million, we believe that we have sufficient resources to fund our operations and capital expenditures for at least the next 12 months.

For details of our debt and equity, see the following Notes in Part I, Item 1 of this Quarterly Report on Form 10-Q:
•Note 4, "Debt"
•Note 5, "Mezzanine Equity"
•Note 6, "Stockholders' Deficit"
•Note 12. "Subsequent Events"

Cash Flows during the Three Months Ended March 31, 2021 and 2020

Cash Flows from Operating Activities

Our primary uses of cash from operating activities are costs related to the production and sale of our products and personnel-related expenditures, offset by cash received from renewable product sales, licenses and royalties, and grants and collaborations.

For the three months ended March 31, 2021, net cash provided by operating activities was $108.7 million, consisting primarily of a $290.1 million net loss, partially offset by $384.7 million of favorable non-cash adjustments that were primarily comprised of a $326.8 million loss from change in fair value of debt, a $27.3 million loss upon extinguishment of debt and a $22.7 million loss from change in fair value of derivative instruments. Additionally, there was a $14.0 million decrease in working capital.

For the three months ended March 31, 2020, net cash used in operating activities was $46.4 million, consisting primarily of an $87.8 million net loss, partially offset by $48.1 million of favorable non-cash adjustments that were primarily comprised of a $27.3 million loss upon extinguishment of debt, a $16.5 million loss from change in fair value of debt and $3.5 million of stock-based compensation. Additionally, there was a $6.6 million net increase in working capital balances.

Cash Flows from Investing Activities

For the three months ended March 31, 2021 and 2020, net cash used in investing activities was $2.5 million and $1.0 million, respectively, comprised of property, plant and equipment purchases.

Cash Flows from Financing Activities

For the three months ended March 31, 2021, net cash provided by financing activities was $7.5 million, primarily comprised of $32.2 million of proceeds from the exercise of warrants, partly offset by $23.2 million of debt principal payments and $2.5 million of issuance costs incurred in connection with a debt modification.

For the three months ended March 31, 2020, net cash provided by financing activities was $49.7 million, primarily comprised of $57.3 million of net proceeds from common stock issuances and deemed issuance, partly offset by $7.0 million of debt principal payments.

Off-Balance Sheet Arrangements

At March 31, 2021, we did not have any material off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

Contractual Obligations

The following is a summary of our contractual obligations as of March 31, 2021:

Payable by year ending December 31, (In thousands)	Total	2021	2022	2023	2024	2025	Thereafter
Principal payments on debt	$114,720	$11,231	$101,235	$293	$307	$321	$1,333
Interest payments on debt	19,403	5,001	13,989	106	91	76	140
Construction costs in connection with new production facility	23,107	23,107	—	—	—	—	—
Marketing services commitments	19,213	4,713	3,500	3,500	3,500	4,000	—
Equity-method investment purchase obligation	10,800	—	10,800	—	—	—	—
Contract termination fees	5,311	5,311	—	—	—	—	—
Financing leases	3,491	3,491	—	—	—	—	—
Operating leases	16,769	5,644	7,655	3,320	150	—	—
Partnership payment obligation	11,066	658	10,408	—	—	—	—
Total	$223,880	$59,156	$147,587	$7,219	$4,048	$4,397	$1,473

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The market risk inherent in our market risk sensitive instruments and positions is the potential loss arising from adverse changes in the price of our common stock, foreign currency exchange rates, interest rates and commodity prices.

Amyris Common Stock Price Risk

We are exposed to potential losses related to the price of our common stock. At each balance sheet date, the fair value of our derivative liabilities and certain of our outstanding debt instruments for which we have elected fair value accounting, is remeasured using current fair value inputs, one of which is the price of our common stock.

During any particular period, if the price of our common stock increases, there will likely be increases in the fair value of our derivative liabilities and our debt instruments for which we have elected fair value accounting. Such increases in fair value will result in losses in our condensed consolidated statements of operations from change in fair value of derivative instruments and from change in fair value of debt. Conversely, a decrease in the price of our stock during any particular period will likely result in gains in relation to these derivative and debt instruments. Given the current and historical volatility of our common stock price, any changes period-over-period have and could in the future result in a significant change in the fair value of our derivative liabilities and convertible debt instruments and significantly impact our net income during the period of change.

Foreign Currency Exchange Risk

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
Our permanent investment in Brazil was $22.0 million as of March 31, 2021 and $18.5 million as of December 31, 2020, using the exchange rate at each date. A hypothetical 10% adverse change in Brazilian Real exchange rates would have had an adverse impact to Other Comprehensive Loss of $2.2 million as of March 31, 2021 and $1.9 million as of December 31, 2020.
We have also evaluated foreign currency exposure in relation to our other non-U.S. Dollar denominated assets and liabilities and determined that there would be an immaterial effect on our results of operations from 10% exchange rate fluctuations between those currencies and the U.S. Dollar.

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our outstanding debt obligations, including embedded derivatives therein. We generally invest our cash in investments with short maturities or with frequent interest reset terms. Accordingly, our interest income fluctuates with short-term market conditions. As of March 31, 2021, our investment portfolio consisted of money market funds and certificates of deposit, both of which are highly liquid. Due to the short-term nature of our investment portfolio, we do not believe that an immediate 10% increase in interest rates would have a material effect on the fair value of our portfolio. Since we believe we have the ability to liquidate our investment portfolio, we expect that our operating results or cash flows would not be materially affected by a sudden change in market interest rates on the portfolio.

In addition, while not likely in the current and significantly extended low interest rate environment, changes in interest rates could significantly change the fair value of our embedded derivative liabilities.

As of March 31, 2021, all of our outstanding debt is in fixed rate instruments. As a result, changes in interest rates would not affect interest expense and payments in relation to our debt.

Commodity Price Risk
Our primary exposure to market risk for changes in commodity prices relates to our procurement of products from contract manufacturers and other suppliers whose prices are affected by the price of sugar feedstocks. Our suppliers manage exposure to this risk primarily through the use of feedstock pricing agreements.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer (CEO) and chief financial officer (CFO), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a- 15(e) and 15d- 15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our CEO and CFO have concluded that as of March 31, 2021, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (SEC), and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

Limitations on Effectiveness of Controls and Procedures

In designing and evaluating the disclosure controls and procedures and internal control over financial reporting, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures and internal control over financial reporting must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.

PART II
ITEM 1. LEGAL PROCEEDINGS

For a description of our significant pending legal proceedings, please see Note 8, "Commitments and Contingencies" in the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

ITEM 1A. RISK FACTORS

The risks described in Part I, Item 1A, "Risk Factors" in our 2020 Form 10-K could materially and adversely affect our business, financial condition and results of operations, and the trading price of our common stock could decline. These risk factors do not identify all risks that we face; our operations could also be affected by factors that are not presently known to us or that we currently consider to be immaterial to our operations. Due to risks and uncertainties, known and unknown, our past financial results may not be a reliable indicator of future performance, and historical trends should not be used to anticipate results or trends in future periods. The “Risk Factors” section of the 2020 Form 10-K remains current in all material respects.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Item 8.01 Other Events

On May 7, 2021, the Company entered into a Securities Purchase Agreement (the Upland SPA) with Upland1, LLC (Upland) and the members of Upland (the Upland Selling Stockholders). Subject to the terms and conditions of the Upland SPA, the Company has agreed to acquire the outstanding membership units of Upland from the Upland Selling Stockholders and to settle and pay off certain convertible promissory notes of Upland held by certain holders (the Specified Upland Noteholders), for an aggregate consideration that consists of a payment of cash consideration and issuance by the Company of shares of the Company’s common stock representing, collectively, less than 1% of the Company’s outstanding shares (the Unregistered Securities) to certain Upland Selling Stockholders and Specified Upland Noteholders.

Furthermore, pursuant to the terms and conditions of the Upland SPA, the Company agreed to file a Prospectus Supplement, which supplements the Prospectus filed with the Securities and Exchange Commission on April 7, 2021 together with a Registration Statement on Form S-3, to register the resale of the Unregistered Securities (the Upland Offering). Each of the Upland Selling Stockholders and the Upland Noteholders will sell its respective Unregistered Securities. The Company will not receive any proceeds from the Upland Offering. A copy of the opinion of Fenwick & West LLP, relating to the validity of certain of the shares in connection with the Upland Offering, is filed as exhibit 5.1 to this Quarterly Report on Form 10-Q.

ITEM 6. EXHIBITS

Exhibit No.	Description	Incorporation by Reference
		Form	File No.	Exhibit	Filing Date	Filed Herewith
4.01	Exchange and Settlement Agreement, dated March 1, 2021, by and between us and Schottenfeld Opportunities Fund II L.P., Phase Five Partners, LP, and Koyote Trading, LLC	S-3ASR	333-255105	4.18	04.07.2021
4.02	Amendment to Notes, dated March 1, 2021, between us and DSM Finance, B.V.					x
4.03	Amendment to Note, dated March 31, 2021, between us and DSM Finance, B.V.					x
5.01	Opinion of Fenwick & West LLP					x
10.01[a]	Asset Purchase Agreement, dated March 31, 2021, between us and DSM Nutritional Products Ltd.					x
10.02	Amendment No. 5, dated March 31, 2021, to Supply Agreement, dated December 28, 2017, between us and DSM Nutritional Products AG, as assignee of DSM Produtos Nutricionais Brasil S.A.					x
23.01	Consent of Fenwick & West LLP (included in Exhibit 5.01)					x
31.01	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(c) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					x
31.02	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(c) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					x
32.01[b]	Certification of Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					x
32.02[b]	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					x
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

a	Portions of this exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K promulgated under the Exchange Act.
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
May 7, 2021

By:	/s/ Han Kieftenbeld
Han Kieftenbeld
Chief Financial Officer (Principal Financial Officer)
May 7, 2021