Form 10-Q
period 2021-06-30
AMYRIS, INC.
filed 2021-08-09
CIK 1365916

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Shares outstanding of the Registrant's common stock:

Class	Outstanding as of August 2, 2021
Common Stock, $0.0001 par value per share	297,976,192

AMYRIS, INC.

PART I
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
AMYRIS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In thousands, except shares and per share amounts)	June 30, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$214,424	$30,152
Restricted cash	250	309
Accounts receivable, net of allowance of $943 and $137, respectively	36,875	32,846
Accounts receivable - related party, net of allowance of $0 and $0, respectively	4,741	12,110
Contract assets	2,393	4,178
Contract assets - related party	2,000	1,203
Inventories	54,261	42,862
Deferred cost of products sold - related party	7,181	9,801
Prepaid expenses and other current assets	27,081	13,103
Total current assets	349,206	146,564
Property, plant and equipment, net	41,967	32,875
Deferred cost of products sold, noncurrent - related party	5,881	9,939
Restricted cash, noncurrent	961	961
Recoverable taxes from Brazilian government entities	10,850	8,641
Right-of-use assets under financing leases, net	8,609	9,994
Right-of-use assets under operating leases, net	9,688	10,136
Goodwill	4,013	—
Intangible assets, net	7,972	—
Other assets	6,672	3,704
Total assets	$445,819	$222,814
Liabilities, Mezzanine Equity and Stockholders' Deficit
Current liabilities:
Accounts payable	$48,610	$41,045
Accrued and other current liabilities	28,267	30,707
Financing lease liabilities	2,305	4,170
Operating lease liabilities	5,759	5,226
Contract liabilities	2,190	4,468
Debt, current portion (includes instrument measured at fair value of $0 and $53,387, respectively)	1,143	54,748
Related party debt, current portion	6,563	22,689
Total current liabilities	94,837	163,053
Long-term debt, net of current portion	13,835	26,170
Related party debt, net of current portion (includes instrument measured at fair value of $325,431 and $123,164, respectively)	354,015	159,452
Operating lease liabilities, net of current portion	7,867	9,732
Derivative liabilities	26,243	8,698
Other noncurrent liabilities	31,534	22,754
Total liabilities	528,331	389,859
Commitments and contingencies
Mezzanine equity:
Contingently redeemable common stock	5,000	5,000
Contingently redeemable noncontrolling interest	28,520	—
Stockholders’ deficit:
Preferred stock - $0.0001 par value, 5,000,000 shares authorized as of June 30, 2021 and December 31, 2020; — shares issued and outstanding as of June 30, 2021 and December 31, 2020	—	—
Common stock - $0.0001 par value, 350,000,000 shares authorized as of June 30, 2021 and December 31, 2020; 297,715,298 and 244,951,446 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	30	24
Additional paid-in capital	2,285,100	1,957,224
Accumulated other comprehensive loss	(44,640)	(47,375)
Accumulated deficit	(2,362,562)	(2,086,692)
Total Amyris, Inc. stockholders’ deficit	(122,072)	(176,819)
Noncontrolling interest	6,040	4,774
Total stockholders' deficit	(116,032)	(172,045)
Total liabilities, mezzanine equity and stockholders' deficit	$445,819	$222,814

See the accompanying notes to the unaudited condensed consolidated financial statements.

AMYRIS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except shares and per share amounts)	2021	2020	2021	2020
Revenue:
Renewable products (includes related party revenue of $4,620, $56, $6,282 and $105, respectively)	$37,172	$25,188	$65,351	$43,042
Licenses and royalties (includes related party revenue of $0, $0, $143,612 and $3,750, respectively)	11,000	990	154,800	6,151
Collaborations and grants (includes related party revenue of $2,000, $1,251, $4,000 and $4,269, respectively)	4,144	3,827	9,024	9,942
Total revenue (includes related party revenue of $6,620, $1,307, $153,894 and $8,124, respectively)	52,316	30,005	229,175	59,135
Cost and operating expenses:
Cost of products sold	30,421	23,098	53,080	34,888
Research and development	22,424	16,965	45,756	34,091
Sales, general and administrative	54,340	30,503	92,262	62,517
Total cost and operating expenses	107,185	70,566	191,098	131,496
Income (loss) from operations	(54,869)	(40,561)	38,077	(72,361)
Other income (expense):
Interest expense	(4,723)	(20,118)	(10,536)	(35,120)
Gain (loss) from change in fair value of derivative instruments	5,141	(11,779)	(17,604)	(8,497)
Gain (loss) from change in fair value of debt	70,132	(14,949)	(256,653)	(31,452)
Gain (loss) upon extinguishment of debt	935	(22,029)	(26,378)	(49,348)
Other income (expense), net	28	1,497	(650)	1,501
Total other income (expense), net	71,513	(67,378)	(311,821)	(122,916)
Income (loss) before income taxes and loss from investment in affiliate	16,644	(107,939)	(273,744)	(195,277)
Provision for income taxes	(57)	(99)	(112)	(190)
Loss from investment in affiliate	(1,140)	(277)	(748)	(692)
Net income (loss)	15,447	(108,315)	(274,604)	(196,159)
Less: income attributable to noncontrolling interest	(66)	(2,107)	(1,266)	(2,107)
Net income (loss) attributable to Amyris, Inc.	15,381	(110,422)	(275,870)	(198,266)
Less: (income) loss allocated to participating securities	(13)	6,361	1,086	7,435
Net income (loss) attributable to Amyris, Inc. common stockholders, basic	$15,368	$(104,061)	$(274,784)	$(190,831)

Net income (loss) per share attributable to common stockholders, basic	$0.05	$(0.56)	$(0.98)	$(1.12)
Weighted-average shares of common stock outstanding used in computing net income (loss) per share of common stock, basic	320,088,143	184,827,330	279,819,520	169,946,482

Net loss per share attributable to common stockholders, diluted	$(0.16)	$(0.56)	$(0.98)	$(1.12)
Weighted-average shares of common stock outstanding used in computing net loss per share of common stock, diluted	338,807,849	184,827,330	279,819,520	169,946,482

See the accompanying notes to the unaudited condensed consolidated financial statements.

AMYRIS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2021	2020	2021	2020
Comprehensive loss:
Net income (loss)	$15,447	$(108,315)	$(274,604)	$(196,159)
Foreign currency translation adjustment	4,773	(2,355)	2,735	(4,904)
Total comprehensive income (loss)	20,220	(110,670)	(271,869)	(201,063)
Income attributable to noncontrolling interest	(66)	(2,107)	(1,266)	(2,107)
Comprehensive income ( loss) attributable to Amyris, Inc.	$20,154	$(112,777)	$(273,135)	$(203,170)

See the accompanying notes to the unaudited condensed consolidated financial statements.

AMYRIS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT AND MEZZANINE EQUITY
(Unaudited)

	Preferred Stock		Common Stock
(In thousands, except number of shares)	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Noncontrolling Interest	Total Stockholders' Deficit	Mezzanine Equity - Contingently Redeemable Common Stock	Mezzanine Equity - Contingently Redeemable Noncontrolling Interest
Balances at December 31, 2020	8,280	$—	244,951,446	$24	1,957,224	$(47,375)	$(2,086,692)	$4,774	$(172,045)	$5,000	$—
Issuance of common stock and payment of minimum employee taxes withheld upon net share settlement of restricted stock	—	—	496,341	—	(2)	—	—	—	(2)	—	—
Issuance of common stock upon conversion of debt principal, net of 2,600,000 pre-delivery shares returned to Amyris	—	—	5,827,164	1	110,574	—	—	—	110,575	—	—
Issuance of common stock upon exercise of stock options	—	—	377,542	—	1,920	—	—	—	1,920	—	—
Issuance of common stock upon exercise of warrants	—	—	15,557,480	2	32,217	—	—	—	32,219	—	—
Issuance of common stock upon exercise of warrants - related party	—	—	6,056,944	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	4,281	—	—	—	4,281	—	—
Foreign currency translation adjustment	—	—	—	—		(2,038)	—	—	(2,038)	—	—
Net loss attributable to Amyris, Inc.	—	—	—	—		—	$(291,251)	$1,200	(290,051)	—	$—
Balances at March 31, 2021	8,280	$—	273,266,917	$27	$2,106,214	$(49,413)	$(2,377,943)	$5,974	$(315,141)	$5,000	$—
Issuance of contingently redeemable noncontrolling interest	—	—	—	—	(14,520)	—	—	—	(14,520)	—	28,520
Issuance of common stock and payment of minimum employee taxes withheld upon net share settlement of restricted stock	—	—	880,603	—	(1,479)	—	—	—	(1,479)	—	—
Issuance of common stock as purchase consideration in business combination	—	—	225,784	—	3,167	—	—	—	3,167	—	—
Issuance of common stock in public offering	—	—	8,805,345	1	130,792	—	—	—	130,793	—	—
Issuance of common stock upon conversion of debt principal	—	—	2,862,772	1	38,632	—	—	—	38,633	—	—
Issuance of common stock upon conversion of preferred stock	(8,280)	—	1,943,659	—	—	—	—	—	—	—	—
Issuance of common stock upon ESPP purchase	—	—	145,112	—	321	—	—	—	321	—	—
Issuance of common stock upon exercise of stock options	—	—	145,200	—	860	—	—	—	860	—	—
Issuance of common stock upon exercise of warrants	—	—	1,381,940	—	6,622	—	—	—	6,622	—	—
Issuance of common stock upon exercise of warrants - related party	—	—	8,057,966	1	5,744	—	—	—	5,745	—	—
Stock-based compensation	—	—	—	—	8,747	—	—	—	8,747	—	—
Foreign currency translation adjustment	—	—	—	—	—	4,773	—	—	4,773	—	—
Net income attributable to Amyris, Inc.	—	—			—	—	$15,381	$66	15,447	—	$—
Balances at June 30, 2021	—	$—	297,715,298	$30	$2,285,100	$(44,640)	$(2,362,562)	$6,040	$(116,032)	$5,000	$28,520

	Preferred Stock		Common Stock
(In thousands, except number of shares)	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Noncontrolling Interest	Total Stockholders' Deficit	Mezzanine Equity - Contingently Redeemable Common Stock	Mezzanine Equity - Contingently Redeemable Noncontrolling Interest

Balances at December 31, 2019	8,280	$—	117,742,677	$12	1,543,668	$(43,804)	$(1,755,653)	$609	$(255,168)	$5,000	$—
Issuance of common stock and warrants upon conversion of debt principal and accrued interest	—	—	6,337,594	1	21,259	—	—	—	21,260	—	—
Issuance of common stock in private placement	—	—	3,484,321	—	10,000	—	—	—	10,000	—	—
Issuance of common stock in private placement - related party	—	—	10,505,652	1	27,188	—	—	—	27,189	—	—
Issuance of common stock upon exercise of warrants	—	—	1,160,929	—	3,332	—	—	—	3,332	—	—
Issuance of common stock upon exercise of warrants - related party	—	—	24,165,166	2	68,763	—	—	—	68,765	—	—
Exercise of common stock rights warrant - related party	—	—	—	—	15,000	—	—	—	15,000	—	—
Issuance of common stock right warrant - related party	—	—	—	—	8,904	—	—	—	8,904	—	—
Modification of previously issued common stock warrants	—	—	—	—	1,286	—	—	—	1,286	—	—
Derecognition of liability warrants to equity	—	—	—	—	5,200	—	—	—	5,200	—	—
Issuance of common stock and payment of minimum employee taxes withheld upon net share settlement of restricted stock	—	—	495,581	—	(8)	—	—	—	(8)	—	—
Stock-based compensation	—	—	—	—	3,504	—	—	—	3,504	—	—
Foreign currency translation adjustment	—	—	—	—	—	(2,549)	—	—	(2,549)	—	—
Net loss attributable to Amyris, Inc.	—	—	—	—	—	—	(87,844)	—	(87,844)	—	—
Balances at March 31, 2020	8,280	—	163,891,920	16	1,708,096	(46,353)	(1,843,497)	609	(181,129)	5,000	—
Issuance of preferred and common stock in private placement, net of issuance costs	72,156		32,614,573	3	160,014				160,017	—	—
Issuance of preferred stock in private placement - related party, net of issuance costs	30,000		—	—	30,000				30,000	—	—
Issuance of common stock upon exercise of warrants			132,746	—	—				—	—	—
Issuance of common stock subsequent to exercise of common stock rights warrant in previous period - related party			5,226,481	1	(1)				—	—	—
Fair value of pre-delivery shares released to holder in connection with debt amendment			—	—	10,478				10,478	—	—
Derecognition of liability warrants to equity			—	—	6,550				6,550	—	—
Fair value of modification to previously issued common stock warrants			—	—	1,067				1,067	—	—
Return of pre-delivery shares previously issued in connection with debt agreement			(1,363,636)	—	—				—	—	—
Issuance of common stock upon conversion of debt principal and accrued interest, and the related derecognition of derivative liability to equity			3,246,489	—	15,778				15,778	—	—
Stock-based compensation			—	—	2,931				2,931	—	—
Issuance of common stock upon ESPP purchase			144,523	—	421				421	—	—
Issuance of common stock upon exercise of stock options			5,227	—	16				16	—	—
Issuance of common stock and payment of minimum employee taxes withheld upon net share settlement of restricted stock			720,100	—	(98)				(98)	—	—
Foreign currency translation adjustment			—	—	—	(2,355)			(2,355)	—	—
Net loss attributable to Amyris, Inc.			—	—	—		(110,422)	2,107	(108,315)	—	—
Balances at June 30, 2020	110,436	$—	204,618,423	$20	$1,935,252	$(48,708)	$(1,953,919)	$2,716	$(64,639)	$5,000	$—

See the accompanying notes to the unaudited condensed consolidated financial statements.

AMYRIS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended Jun 30,
(In thousands)	2021	2020
Operating activities
Net loss	$(274,604)	$(196,159)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss from change in fair value of debt	256,653	31,452
Loss upon extinguishment of debt	26,378	49,348
Loss from change in fair value of derivative instruments	17,604	8,497
Stock-based compensation	13,028	6,435
Depreciation and amortization	4,300	4,115
Accretion of debt discount	1,646	2,308
Amortization of right-of-use assets under operating leases	1,555	1,336
Loss from investment in affiliate	748	692
Amortization of intangible assets	135	—
Gain on foreign currency exchange rates	(102)	(327)
Non-cash interest expense in connection with release of pre-delivery shares to holder in connection with debt amendment	—	10,478
Non-cash interest expense in connection with modification of warrants	—	1,066
Non-cash interest expense added to debt principal	—	100
Other	—	55
Changes in assets and liabilities:
Accounts receivable	3,522	(1,971)
Contract assets	988	(3,239)
Inventories	(11,017)	(6,229)
Deferred cost of products sold - related party	6,678	(5,477)
Prepaid expenses and other assets	(18,969)	868
Accounts payable	6,855	(27,934)
Accrued and other liabilities	(478)	12,580
Lease liabilities	(2,440)	(2,153)
Contract liabilities	(2,275)	3,827
Net cash provided by (used in) operating activities	30,205	(110,332)
Investing activities
Purchases of property, plant and equipment	(5,382)	(5,494)
Acquisition, net of cash acquired	(288)	—
Net cash used in investing activities	(5,670)	(5,494)
Financing activities
Proceeds from issuance of contingently redeemable noncontrolling interest in subsidiary	10,000	—
Proceeds from issuance of common stock in public offering, net of issuance costs	130,793	—
Proceeds from exercises of warrants	38,841	3,332
Proceeds from exercises of warrants - related party	5,745	13,998
Proceeds from exercises of common stock options	2,780	16
Proceeds from issuance of common stock upon ESPP purchase	321	421
Principal payments on debt	(23,396)	(45,949)
Issuance costs incurred in connection with debt modification	(2,500)	—
Principal payments on financing leases	(1,865)	(1,721)
Payment of minimum employee taxes withheld upon net share settlement of restricted stock units	(1,481)	(106)
Proceeds from exercise of common stock rights warrant - related party	—	15,000
Proceeds from issuance of common and preferred stock in private placement, net of issuance costs	—	170,017
Proceeds from issuance of common and preferred stock in private placement, net of issuance costs - related party	—	45,000
Proceeds from issuance of debt, net of issuance costs	—	15,279
Net cash provided by financing activities	159,238	215,287
Effect of exchange rate changes on cash, cash equivalents and restricted cash	440	160
Net increase in cash, cash equivalents and restricted cash	184,213	99,621
Cash, cash equivalents and restricted cash at beginning of period	31,422	1,699
Cash, cash equivalents and restricted cash at end of the period	$215,635	$101,320

Reconciliation of cash, cash equivalents and restricted cash to the condensed consolidated balance sheets
Cash and cash equivalents	$214,424	$99,998
Restricted cash, current	250	362
Restricted cash, noncurrent	961	960
Total cash, cash equivalents and restricted cash	$215,635	$101,320

See the accompanying notes to the unaudited condensed consolidated financial statements.

AMYRIS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, Continued
(Unaudited)

	Six Months Ended June 30,
(In thousands)	2021	2020
Supplemental disclosures of cash flow information:
Cash paid for interest	$4,444	$8,281

Supplemental disclosures of non-cash investing and financing activities:
Accrued interest added to debt principal	$—	$1,702
Acquisition of right-of-use assets under operating leases	$1,108	$—
Common stock and warrants issued in exchange for debt principal and accrued interest reduction	$149,208	$37,038
Common stock issued as purchase consideration in business combination	$3,167	$—
Contingently redeemable noncontrolling interest issued in subsidiary in exchange for settlement of other liabilities	$4,000	$—
Debt principal and accrued interest converted into common stock	$42,520	$97,494
Derecognition of derivative liabilities to equity upon extinguishment of debt	$59	$6,461
Derecognition of derivative liabilities upon authorization of shares	$—	$6,550
Derecognition of derivative liabilities upon exercise of warrants	$—	$5,200
Fair value of embedded features in connection with private placement	$—	$2,962
Fair value of warrants and embedded features recorded as debt discount in connection with debt issuances	$—	$188
Fair value of warrants and embedded features recorded as debt discount in connection with debt issuances - related party	$—	$747
Goodwill recorded in connection with business combination	$4,013	$—
Intangible assets recorded in connection with business combination	$8,107	$—
Reclassification of Additional paid-in capital to Mezzanine equity in connection with issuance of contingently redeemable noncontrolling interest in subsidiary	$14,520	$—
Unpaid property, plant and equipment balances in accounts payable and accrued liabilities at end of period	$7,105	$1,989

See the accompanying notes to the unaudited condensed consolidated financial statements.

AMYRIS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Basis of Presentation and Summary of Significant Accounting Policies

As a leading synthetic biotechnology company active in the Clean Health and Beauty markets through our consumer brands and a top supplier of sustainable and natural ingredients, Amyris, Inc. and our subsidiaries (collectively, Amyris or the Company) apply the Company's proprietary Lab-to-MarketTM biotechnology platform to engineer, manufacture and market high performance, natural and sustainably sourced products. The Company does so with the use of computational tools, strain construction tools, screening and analytics tools, and advanced lab automation and data integration. The Company's biotechnology platform enables the Company to rapidly engineer microbes and use them as catalysts to metabolize renewable, plant-sourced sugars into high-value ingredients that the Company manufactures at industrial scale. Through the combination of our biotechnology platform and our industrial fermentation process, the Company has successfully developed, produced and commercialized many distinct molecules.

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

Significant Accounting Policies

Note 1, "Basis of Presentation and Summary of Significant Accounting Policies", to the audited consolidated financial statements in the 2020 Form 10-K includes a discussion of the significant accounting policies and estimates used in the preparation of the Company’s condensed consolidated financial statements. Except as noted below, there have been no material changes to the Company's significant accounting policies and estimates during the six months ended June 30, 2021.

Acquisitions

When the Company acquires a controlling financial interest in an entity or group of assets that are determined to meet the definition of a business, the acquisition method described in ASC Topic 805, Business Combinations, is applied. The Company allocates the purchase consideration paid to acquire the business to the assets and liabilities acquired based on estimated fair values at the acquisition date, with the excess of purchase price over the estimated fair value of the net assets acquired recorded as goodwill. The determination of fair values of identifiable assets and liabilities requires significant judgments and estimates and the use of valuation techniques when market value is not readily available. If during the measurement period (a period not to exceed 12 months from the acquisition date) the Company receives additional information that existed as of the acquisition date but at the time of the original allocation described above was unknown, the Company makes the appropriate adjustments to the purchase price allocation in the reporting period in which the adjustments are identified.

On May 7, 2021, the Company acquired all of the outstanding membership interests of Upland 1, LLC and acquired the assets, properties and rights including all of the trademarks, trade names; the internet domain name and URL; intellectual property and the Upland License of FCIP HOLDCO, LLC and Francisco Costa (collectively, Costa Brazil) for an aggregate purchase price of $3.5 million, payable in cash and stock, and deferred contingent consideration with a fair value of $8.1 million as of June 30, 2021. Costa Brazil was a privately held company providing consumer products made and inspired by pure, potent, enriching ingredients, sustainably sourced from the Brazilian Amazon. The acquisition of Costa Brazil has been accounted for as a business combination using the acquisition method of accounting. The Company estimated the fair values of net assets acquired, and recorded the excess of the consideration transferred over the aggregate of such fair values as goodwill. The results of operations of Costa Brazil are included in the Company’s consolidated financial statements from its acquisition date. See Note 7, “Acquisitions”.

Goodwill

Goodwill represents the excess of the cost over the fair value of net assets acquired from the Company's business combinations. Goodwill is assessed for impairment using fair value measurement techniques on an annual basis, during the fourth quarter, or more frequently if facts and circumstance warrant such a review. Goodwill is assigned to reporting units within the company. The Company has the option to first perform a qualitative assessment to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying value. However, the Company may elect to bypass the qualitative assessment and proceed directly to the quantitative impairment tests, whereby the fair value of a reporting unit is compared with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered impaired. If the carrying amount of the reporting unit exceeds its estimated fair value, an impairment loss is recognized in an amount equal to the excess, up to the carrying value of the goodwill. No impairment of goodwill has occurred during the periods presented in these condensed consolidated financial statements.

Intangible Assets

Intangible assets are comprised primarily of customer relationships, trademarks, trade names and other acquired through acquisitions. The fair value of intangibles assets is determined based on a complex series of judgments about future events and uncertainties and relies heavily on estimates and assumptions. We believe the assumptions are representative of those a market participant would use in estimating fair value. Intangibles assets with finite useful lives are amortized on a straight-line basis over their estimated useful lives. We consider the period of expected cash flows and underlying data used to measure the fair value of the intangible assets when selecting a useful life.

Intangible assets are evaluated periodically for impairment by taking into account events or changes in circumstances that may warrant revised estimates of useful lives or that indicate the carrying value of an asset group may not be recoverable. If this evaluation indicates that the value of the intangible asset may be impaired, an assessment is made of the recoverability of the net carrying value of the intangible asset over its remaining useful life. If this assessment indicates that the intangible asset is not recoverable, based on the estimated discounted future cash flows of the asset group over the estimated useful life, an impairment will be recorded to reduce the net carrying value of the related intangible asset to its fair value and may require an adjustment to the remaining amortization period.

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

In the six months ended June 30, 2021, the Company adopted these accounting standards or updates:

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

2. Balance Sheet Details

Allowance for Doubtful Accounts

(In thousands)	Balance at Beginning of Period	Provisions	Write-offs, Net	Balance at End of Period
Six months ended June 30, 2021	$137	$806	$—	$943
Six months ended June 30, 2020	$45	$57	$—	$102

Inventories

(In thousands)	June 30, 2021	December 31, 2020
Raw materials	$14,495	$11,800
Work-in-process	9,410	10,760
Finished goods	30,356	20,302
Inventories	$54,261	$42,862

Deferred cost of products sold - related party

(In thousands)	June 30, 2021	December 31, 2020
Deferred cost of products sold - related party	$7,181	$9,801
Deferred cost of products sold, noncurrent - related party	5,881	9,939
Total	$13,062	$19,740

Amounts reported as "Deferred cost of products sold - related party" are in connection with an agreement with Koninklijke DSM N.V. (DSM) under which DSM will provide capacity for sweetener production at DSM's Brotas, Brazil manufacturing facility through December 2022. Deferred cost of products sold asset is being expensed to cost of products sold on a units of production basis as the Company's sweetener product is sold over the five-year term of the supply agreement. During the three and six months ended June 30, 2021, the Company expensed $2.9 million and $3.0 million, respectively, of the deferred cost of products sold asset to cost of products sold. During the three and six months ended June 30, 2020, the Company expensed $1.3 million and $1.5 million, respectively, of the deferred cost of products sold asset to cost of products sold. Inception-to-date amortization through June 30, 2021 totaled $7.8 million.

Prepaid expenses and other current assets

(In thousands)	June 30, 2021	December 31, 2020
Prepayments, advances and deposits	$20,601	$6,637
Non-inventory production supplies	2,924	3,989
Recoverable taxes from Brazilian government entities	1,052	1,063
Other	2,504	1,414
Total prepaid expenses and other current assets	$27,081	$13,103

Property, Plant and Equipment, Net

(In thousands)	June 30, 2021	December 31, 2020
Machinery and equipment	$52,633	$50,415
Leasehold improvements	45,724	45,197
Computers and software	7,505	6,741
Furniture and office equipment, vehicles and land	3,498	3,507
Construction in progress	17,336	7,250
	126,696	113,110
Less: accumulated depreciation and amortization	(84,729)	(80,235)
Property, plant and equipment, net	$41,967	$32,875

During the three and six months ended June 30, 2021 and 2020, depreciation and amortization expense, including amortization of right-of-use assets under financing leases, was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2021	2020	2021	2020
Depreciation and amortization expense	$2,186	$1,676	$4,300	$3,395

Goodwill

The changes in the carrying amount of goodwill were as follows:

(In thousands)	June 30, 2021
Balance at beginning of year	$—
Costa Brazil	4,013
Adjustments during the period	—
Ending balance	$4,013

Additions to goodwill during the six months ended June 30, 2021 related to the acquisition of Costa Brazil. See Note 7, "Acquisitions".

Intangible Assets, Net

During the six months ended June 30, 2021, the Company recorded $8.1 million of intangible assets which related to customer relationships, and trademarks and trade names, as a result of the acquisition of Costa Brazil. See Note 7, "Acquisitions".

The following table summarizes the components of intangible assets (in thousands, except weighted average remaining useful life):

		June 30, 2021
Amounts in thousands	Weighted Average Remaining Useful Life (in Years)	Gross	Accumulated Amortization	Net
Trademarks, trade names and other	9.8	$6,949	$(116)	$6,833
Customer relationships	9.8	1,158	(19)	1,139
Total intangible assets		$8,107	$(135)	$7,972

The Company amortizes intangible assets on a straight-line basis over their useful lives. Amortization expense for intangible assets was approximately $0.1 million for the three and six months ended June 30, 2021 and is included in general and administrative expenses.

Total future amortization estimated as of June 30, 2021 is as follows (in thousands):

Amounts in thousands
2021 (remainder)	$406
2022	811
2023	811
2024	811
2025	811
Thereafter	4,322
Total future amortization	$7,972

Leases

Operating Leases

The Company has operating leases primarily for administrative offices, laboratory equipment and other facilities. The operating leases have remaining terms that range from 1 to 5 years, and often include one or more options to renew. These renewal terms can extend the lease term from 1 to 5 years and are included in the lease term when it is reasonably certain that the Company will exercise the option. The operating leases are classified as ROU assets under operating leases on the Company's condensed consolidated balance sheets and represent the Company’s right to use the underlying asset for the lease term. The Company’s obligation to make operating lease payments is included in "Lease liabilities" and "Lease liabilities, net of current portion" on the Company's condensed consolidated balance sheets. Operating lease right-of-use assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. The Company had $9.7 million and $10.1 million of right-of-use assets as of June 30, 2021 and December 31, 2020, respectively. Operating lease liabilities were $13.6 million and $15.0 million as of June 30, 2021 and December 31, 2020, respectively. During the three months ended June 30, 2021 and 2020, respectively, the Company recorded $1.7 million and $2.0 million of operating lease amortization that was charged to expense, of which $0.2 million and $0.3 million was recorded to cost of products sold. During the six months ended June 30, 2021 and 2020, respectively, the Company recorded $3.5 million and $3.9 million of operating lease amortization that was charged to expense, of which $0.4 million and $0.6 million was recorded to cost of products sold.

Because the rate implicit in each lease is not readily determinable, the Company uses its incremental borrowing rate to determine the present value of the lease payments. The Company has certain contracts for real estate and marketing which may contain lease and non-lease components which it has elected to treat as a single lease component.

Information related to the Company's right-of-use assets and related lease liabilities were as follows:

	Six Months Ended June 30,
	2021	2020
Cash paid for operating lease liabilities, in thousands	$2,369	$3,807
Right-of-use assets obtained in exchange for new operating lease obligations, in thousands	$1,110	$—
Weighted-average remaining lease term	2.6	2.9
Weighted-average discount rate	17.0%	18.0%

Financing Leases

The Company has financing leases primarily for laboratory and computer equipment. Assets purchased under financing leases are included in "Right-of-use assets under financing leases, net" on the condensed consolidated balance sheets. For financing leases, the associated assets are depreciated or amortized over the shorter of the relevant useful life of each asset or the lease term. Accumulated amortization of assets under financing leases totaled $5.9 million and $4.6 million as of June 30, 2021 and December 31, 2020, respectively.

Maturities of Financing and Operating Leases

Maturities of lease liabilities as of June 30, 2021 were as follows:

Years ending December 31: (In thousands)	Financing Leases	Operating Leases	Total Leases
2021 (Remaining Six Months)	$2,414	$3,802	$6,216
2022	—	7,922	7,922
2023	—	3,609	3,609
2024	—	442	442
2025	—	285	285
Thereafter	—	934	934
Total lease payments	2,414	16,994	19,408
Less: amount representing interest	(109)	(3,368)	(3,477)
Total lease liability	$2,305	$13,626	$15,931

Current lease liability	$2,305	$5,759	$8,064
Noncurrent lease liability	—	7,867	7,867
Total lease liability	$2,305	$13,626	$15,931

Other Assets

(In thousands)	June 30, 2021	December 31, 2020
Advance payment for manufacturing equipment	$3,000	$—
Equity-method investment	2,291	2,380
Deposits	112	128
Other	1,269	1,196
Total other assets	$6,672	$3,704

Accrued and Other Current Liabilities

(In thousands)	June 30, 2021	December 31, 2020
Accrued interest	$7,974	$9,327
Payroll and related expenses	7,292	8,230
Professional services	3,973	994
Asset retirement obligation(1)	3,636	3,041
Contract termination fees	1,385	5,344
Ginkgo partnership payments obligation	878	878
Tax-related liabilities	670	656
Other	2,459	2,237
Total accrued and other current liabilities	$28,267	$30,707
______________
(1)    The asset retirement obligation represents liabilities incurred but not yet discharged in connection with our 2013 abandonment of a partially constructed facility in Pradópolis, Brazil.

Other noncurrent liabilities

(In thousands)	June 30, 2021	December 31, 2020
Contingent consideration (see Note 3 and Note 7)	$8,100	$—
Ginkgo partnership payments obligation, net of current portion	7,873	7,277
Liability in connection with acquisition of equity-method investment	7,691	6,771
Liability for unrecognized tax benefit	7,608	7,496
Contract liabilities, net of current portion	111	111
Other	151	1,099
Total other noncurrent liabilities	$31,534	$22,754

3. Fair Value Measurement

Liabilities Measured and Recorded at Fair Value on a Recurring Basis

The following tables summarize liabilities measured at fair value, and the respective fair value by input classification level within the fair value hierarchy:

(In thousands)	June 30, 2021				December 31, 2020
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Liabilities
Foris Convertible Note (LSA Amendment)	$—	$—	$325,431	$325,431	$—	$—	$123,164	$123,164
Senior Convertible Notes	—	—	—	—	—	—	53,387	53,387
Embedded derivatives bifurcated from debt instruments	—	—	125	125	—	—	247	247
Freestanding derivative instruments issued in connection with other debt and equity instruments	—	—	26,118	26,118	—	—	8,451	8,451
Contingent consideration	—	—	8,100	8,100	—	—	—	—
Total liabilities measured and recorded at fair value	$—	$—	$359,774	$359,774	$—	$—	$185,249	$185,249

The Company did not hold any financial assets to be measured and recorded at fair value on a recurring basis as of June 30, 2021 and December 31, 2020. Also, there were no transfers between the levels during the six months ended June 30, 2021 or the year ended December 31, 2020.

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

Fair Value of Debt — Foris Convertible Note

At June 30, 2021, the contractual outstanding principal of the Foris Convertible Note was $50.0 million, and fair value was $325.4 million. The Company remeasured the fair value of the Foris Convertible Note under a binomial lattice model (which is discussed in further detail below) using the following inputs: (i) $16.37 stock price, (ii) 11% discount yield, (iii) 0.07% risk free interest rate (iv) 45% equity volatility and (v) 5% probability of change in control. The Company assumed that if a change of control event were to occur, it would occur at the end of the calendar year. For the three and six months ended June 30, 2021, the Company recorded a gain of $54.0 million and a loss of $202.3 million, respectively, related to change in fair value of the Foris Convertible Note. The most sensitive input to the valuation model is the Company’s stock price in relation to the $3.00 conversion price.

Fair Value of Debt — Senior Convertible Notes

During the three months ended June 30, 2021, the holders of the Senior Convertible notes elected to convert their remaining $10.0 million of principal into common stock, resulting in $0 outstanding on the Senior Convertible Notes at June 30, 2021.

For the three and six months ended June 30, 2021, the Company recorded a $16.1 million gain and a $54.4 million loss, respectively, from change in fair value of debt in connection with fair value remeasurement of the Senior Convertible Notes, as follows:

In thousands
Fair value at December 31, 2020	$53,387
Loss from change in fair value	54,386
Less: principal converted into common stock	(30,020)
Less: fair value adjustment extinguished upon conversion of debt principal	(77,753)
Fair value at June 30, 2021	$—

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

Derivative Liabilities Recognized in Connection with the Issuance of Debt Instruments

The following table provides a reconciliation of the beginning and ending balances for the Company's derivative liabilities recognized in connection with the issuance of debt instruments, either freestanding or embedded, measured at fair value using significant unobservable inputs (Level 3):

(In thousands)	Derivative Liability
Balance at December 31, 2020	$8,698
Change in fair value of derivative instruments	17,604
Derecognition on settlement or extinguishment	(59)
Balance at June 30, 2021	$26,243

Freestanding Derivative Instruments

On February 28, 2020, the Company entered into forbearance agreements with certain affiliates of the Schottenfeld Group LLC (the Lenders) related to certain defaults under the Schottenfeld Notes. In connection with entering into the forbearance agreements, the Company committed to issuing warrants (Warrants) to the Lenders under certain contingent events for 1.9 million shares of common stock at a $2.87 purchase price and a two-year term. The contingent obligation to issue the Warrants did not meet the derivative scope exception or equity classification criteria and was accounted for as a derivative liability and remeasured each reporting period until settled or extinguished with subsequent changes in fair value recorded through the statement of operations. The fair value of the Warrants derivative liability was determined using a Black-Scholes-Merton option pricing model based on the input assumptions for liability classified warrants table in the valuation methodology section below. At June 30, 2021, the fair value of the contingently issuable Warrants derivative liability was $26.1 million. For the three and six months ended June 30, 2021, the Company recorded a $5.1 million gain and a $17.7 million loss, respectively, on change in fair value of the freestanding derivative instruments.

Valuation Methodology and Approach to Measuring the Derivative Liabilities

Substantially all the outstanding liabilities associated with the Company’s derivatives at June 30, 2021 and December 31, 2020 represent the fair value of freestanding equity instruments. See Note 4, "Debt", and Note 6, "Stockholders' Deficit" for further information regarding these host instruments. There is no current observable market for these types of derivatives and, as such, the Company determined the fair value of the freestanding instruments using the Black-Scholes-Merton option pricing model, which is discussed in more detail below.

The Company used the Black-Scholes-Merton option pricing model to determine the fair value of its liability classified warrants as of June 30, 2021 and December 31, 2020. Input assumptions for these freestanding instruments are as follows:

Range for the Period
Input assumptions for liability classified warrants:	June 30, 2021	December 31, 2020
Fair value of common stock on issue date	$16.37 – $16.37	$2.56 – $6.18
Exercise price of warrants	$2.87 – $2.87	$2.87 – $3.25
Expected volatility	108% – 108%	94% – 117%
Risk-free interest rate	0.25% – 0.25%	0.13% – 1.58%
Expected term in years	2 – 2	1 – 2
Dividend yield	0.0%	0.0%

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

Acquisition related contingent consideration

The fair value of acquisition related contingent consideration (Earnout Payments) was determined using a Monte Carlo simulation to estimate the probability of the business unit achieving the relevant financial and operational milestones. The model results reflect the time value of money, non-performance risk within the required time frame and the risk due to the uncertainty in the estimated cash flows. Key inputs to the Monte Carlo simulation were: Revenue Risk Adjustment of 27%, Annual Revenue Volatility of 68%, EBITDA Risk Adjustment of 32% and Annual EBITDA Volatility of 85%. A significant decrease or increase in the business unit’s financial performance and the timing of such changes could materially decrease or increase the fair value of contingent consideration period over period. Contingent consideration is recorded in other liabilities in the accompanying consolidated balance sheets.

The fair value of contingent consideration is classified as Level 3. The changes in fair value are as follows:

(In thousands)	June 30, 2021
Beginning balance	$—
Costa Brazil acquisition liability	8,100
Change in fair value of contingent consideration	—
Ending balance	$8,100

Any change in the fair value of the contingent consideration liability is recognized in general and administrative expense and reflects the changes in the business unit’s expected performance over the remaining earnout period and the Company’s estimate of the likelihood of achieving the applicable operational milestones (see Note 7, “Acquisitions”).

Assets and Liabilities Recorded at Carrying Value

Financial Assets and Liabilities

The carrying amounts of certain financial instruments, such as cash equivalents, accounts receivable, prepaid expenses and other current assets, accounts payable and other current accrued liabilities, approximate fair value due to their relatively short maturities and low market interest rates, if applicable. Loans payable and credit facilities are recorded at carrying value, which is representative of fair value at the date of acquisition. The Company estimates the fair value of these instruments using observable market-based inputs (Level 2). The carrying amount (the total amount of net debt presented on the balance sheet) of the Company's debt at June 30, 2021 and at December 31, 2020, excluding the debt instruments recorded at fair value, was $50.1 million and $86.5 million, respectively. The fair value of such debt at June 30, 2021 and at December 31, 2020 was $57.1 million and $83.3 million, respectively, and was determined by (i) discounting expected cash flows using current market discount rates estimated for certain of the debt instruments and (ii) using third-party fair value estimates for the remaining debt instruments.

4. Debt

Net carrying amounts of debt are as follows:

	June 30, 2021				December 31, 2020
(In thousands)	Principal	Unaccreted Debt Discount	Change in Fair Value	Net	Principal	Unaccreted Debt Discount	Change in Fair Value	Net
Convertible notes payable
Senior convertible notes	$—	$—	$—	$—	$30,020	$—	$23,367	$53,387

Related party convertible notes payable
Foris convertible note	50,041	—	275,390	325,431	50,041	—	73,123	123,164

Loans payable and credit facilities
Ginkgo note	12,000	—	—	12,000	12,000	—	—	12,000
Nikko notes	2,670	(691)	—	1,979	2,802	(759)	—	2,043
Schottenfeld notes	—	—	—	—	12,500	(240)	—	12,260
Other loans payable	1,000	—	—	1,000	1,227	—	—	1,227
	15,670	(691)	—	14,979	28,529	(999)	—	27,530
Related party loans payable
Naxyris note	23,913	(330)	—	23,583	23,914	(493)	—	23,421
DSM notes	10,000	(3,437)	—	6,563	33,000	(2,443)	—	30,557
Foris note	5,000	—	—	5,000	5,000	—	—	5,000
	38,913	(3,767)	—	35,146	61,914	(2,936)	—	58,978
Total debt	$104,624	$(4,458)	$275,390	375,556	$170,504	$(3,935)	$96,490	263,059
Less: current portion				(7,706)				(77,437)
Long-term debt, net of current portion				$367,850				$185,622

Senior Convertible Notes Conversions

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

On May 18 and 26, 2021, the Company received notices of conversion from Blackwell Partners LLS - Series B (Blackwell) and Silverback Opportunistic Credit Master Fund Limited (Silverback) with respect to $10.0 million of their outstanding Senior Convertible Notes, pursuant to which the Company was required to issue 2.9 million shares of common stock per the conversion price stated in the agreement and cancelled the outstanding Notes. Upon conversion of the Blackwell and Silverback Senior Convertible Notes, the Company recorded a $0.9 million gain upon extinguishment of debt related to accrued interest that was no longer due upon conversion.

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

See the Company's 2020 Form 10-K, Note 4, “Debt” for additional information regarding the DSM notes.

Future Minimum Payments

Future minimum payments under the Company's debt agreements as of June 30, 2021 are as follows:

(In thousands)	Loans Payable and Credit Facilities	Related Party Convertible Notes	Related Party Loans Payable and Credit Facilities	Total
2021 (Remaining Six Months)	$2,106	$—	$1,853	$3,959
2022	13,268	59,578	42,378	115,224
2023	399	—	—	399
2024	398	—	—	398
2025	397	—	—	397
Thereafter	1,473	—	—	1,473
Total future minimum payments	18,041	59,578	44,231	121,850
Less: amount representing interest	(2,371)	(9,537)	(5,318)	(17,226)
Present value of minimum debt payments	15,670	50,041	38,913	104,624
Less: current portion of debt principal	(1,274)	—	(10,000)	(11,274)
Noncurrent portion of debt principal	$14,396	$50,041	$28,913	$93,350

5. Mezzanine Equity

Gates Foundation

Contingently redeemable common stock as of June 30, 2021 and December 31, 2020 is comprised of proceeds from shares of common stock sold on May 10, 2016 to the Bill & Melinda Gates Foundation (the Gates Foundation). In connection with the stock sale, the Company and the Gates Foundation entered into an agreement under which the Company agreed to expend an aggregate amount not less than the proceeds from the stock sale to develop a yeast strain that produces artemisinic acid and/or amorphadiene at a low cost and to supply such artemisinic acid and amorphadiene to companies qualified to convert artemisinic acid and amorphadiene to artemisinin for inclusion in artemisinin combination therapies used to treat malaria. If the Company defaults on its obligation to use the proceeds from the stock sale as set forth above or defaults under certain other commitments in the agreement, the Gates Foundation will have the right to request that the Company redeem, or facilitate the purchase by a third party, the shares then held by the Gates Foundation at a price per share equal to the greater of (i) the closing price of the Company’s common stock on the trading day prior to the redemption or purchase, as applicable, or (ii) an amount equal to $17.10 plus a compounded annual return of 10%. The Company concluded a redemption event was not probable to occur. As of June 30, 2021, the Company's remaining research and development obligation under this arrangement was $0.3 million.

Ingredion Contingently Redeemable Noncontrolling Interest in Subsidiary

On June 1, 2021, the Company entered into a Membership Interest Purchase Agreement (MIPA) with Ingredion Corporation (Ingredion) to purchase 31% of the member units in RealSweet LLC (RealSweet), a 100% owned Amyris, Inc. subsidiary. Total consideration was $28.5 million in the form of a $10 million cash payment, the exchange of a $4 million payable previously due to Ingredion and $14.5 million of manufacturing intellectual property rights. The terms of the MIPA provide both parties with put/call rights under certain circumstances, including the occurrence of either or both of the following: (i) a change in ownership of fifty percent (50%) or more of the voting shares of such Member; or (ii) a change in the right to appoint or remove a majority of the board of directors of such Member. The Company concluded this change in control provision was not solely within its control and Ingredion’s contingently redeemable noncontrolling interest should be reflected outside of permanent equity in accordance with SEC’s Accounting Series Release 268, Presentation in Financial Statements of Redeemable Preferred Stocks (ASR 268).

The redemption price of this common-share noncontrolling interest is considered to be at fair value on the redemption date. Ingredion’s noncontrolling interest is not currently redeemable and the Company concluded a contingent redemption event is not probable to occur. The primary redemption contingency relates to a decrease in Ingredion’s ownership percentage below 8.4%, which is not likely to occur given that capital transactions require the unanimous consent of each member. Consequently, the noncontrolling interest will not be subsequently remeasured to its redemption amount until such contingency event and the related redemption are probable to occur; however, the Company will continue to reflect the attribution of any losses and distribution of dividends to the noncontrolling interest each quarter in accordance with ASC 810-10. The Company recorded the $28.5 million noncontrolling interest in RealSweet as Mezzanine equity - contingently redeemable noncontrolling interest, which represents the value of Ingredion’s 31% ownership interest in the net assets of the RealSweet subsidiary and recorded a $14.5 million decrease to Additional paid in capital for the difference between the fair value of the consideration received and Ingredion's ownership interest claims against the net assets of the RealSweet subsidiary. Under the terms of the MIPA, Amyris, Inc., is funding the cash construction costs of the project, which are estimated to be approximately $72 million. As of June 30, 2021, the Company has funded approximately $28.3 million towards the project and has $35.9 million of contractual purchase commitments for construction related costs.

6. Stockholders' Deficit

Primary Offering

On April 8, 2021, the Company entered into an underwriting agreement (the Underwriting Agreement) with J.P. Morgan Securities LLC and Cowen and Company, LLC (the Underwriters), pursuant to which the Company agreed to issue and sell 7,656,822, at a public offering price of $15.75 per share. Under the terms of the Underwriting Agreement, the Company granted the Underwriters a 30-day option to purchase up to an additional 1,148,523 shares of Common Stock from Amyris. The Underwriters exercised this option in full.

Net proceeds to the Company from the 8,805,345 new shares issued by the Company were $130.8 million (inclusive of the underwriters’ option to purchase additional shares), after deducting underwriting discounts and commissions and estimated offering expenses payable by the Company.

Warrants and Rights Activity Summary

In connection with various debt and equity transactions (see Note 4, “Debt” above, and Note 4, "Debt" and Note 6, “Stockholders’ Deficit” in Part II, Item 8 of the 2020 Form 10-K), the Company has issued warrants exercisable for shares of common stock. The following table summarizes warrants outstanding at June 30, 2021:

Transaction	Year Issued	Expiration Date	Number Outstanding as of June 30, 2021	Exercise Price per Share as of June 30, 2021
Silverback warrant	2020	July 10, 2022	1,000,000	$3.25
January 2020 warrant exercise right shares	2020	July 31, 2021 and January 31, 2022	4,209,608	$2.87
October 2019 Naxyris warrant	2019	October 28, 2021	2,000,000	$3.87
May 2019 6.50% Note Exchange warrants	2019	January 31, 2022	960,225	$2.87
May 2017 cash warrants	2017	July 10, 2022	1,863,056	$2.87
May 2017 dilution warrants	2017	July 10, 2022	56,910	$—
July 2015 related party debt exchange	2015	July 29, 2025	58,690	$0.15
Other	2011	December 23, 2021	1,406	$160.05
			10,149,895

Warrant Exercises

During the six months ended June 30, 2021, warrant-holders exercised warrants to purchase 9.4 million shares of the Company’s common stock at a weighted-average exercise price of $1.31 per share, for proceeds to the Company of $44.6 million.

7. Acquisitions

On May 7, 2021 (“closing”), the Company acquired 100% of the outstanding equity of Upland 1 LLC, also known as Costa Brazil, a privately held company providing consumer products made and inspired by pure, potent, enriching ingredients, sustainably sourced from the Brazilian Amazon. The acquisition allows the Company to further expand its consumer product offering and to leverage its science platform and fermentation technology to develop and scale Costa Brazil products.

Costa Brazil was acquired for total purchase consideration with a fair value of $11.6 million. The following table summarizes the components of the purchase consideration:

(In thousands)	Paid at Closing	Contingent Consideration	Total
Cash payments	$314	$—	$314
Amyris common stock value	3,167	70,000	73,167
Fair value adjustments	—	(61,900)	(61,900)
Total consideration	$3,481	$8,100	$11,581

Total contractual contingent payments based on achieving 100% of the at-target measurement range from $0 to $70 million and are payable annually up to $10 million each year for six years after acquisition plus a one-time $10 million payment, upon the successful achievement of annual product revenue targets and certain cost milestones. The $70 million of at-target contingent consideration payments have been adjusted to fair value based on the passage of time and likelihood of achieving the relevant milestones (see Note 3—Fair Value Measurement) and are recorded as other liabilities in the accompanying condensed consolidated balance sheets. Allocation of the contingent consideration payments between short-term and long-term liabilities on the accompanying consolidated balance sheets is based on management’s best estimates of when the relevant milestone will be achieved.

The $11.6 million total purchase consideration is allocated to tangible net assets, identifiable intangible assets related to trademarks, trade names, website domain names, other social media intellectual property and customer relationships based on the estimated fair value of each asset. The excess purchase price over the fair value of the net assets and identifiable intangible assets was recorded as goodwill. Goodwill represents the value of the acquired workforce, time to market and the synergies generated between the Company and Costa Brazil (see Note 2—Balance sheet details).

The fair values of the intangible assets were determined to be Level 3 under the fair value hierarchy. Level 3 inputs are unobservable inputs for an asset or liability. Unobservable inputs are used to measure fair value to the extent that observable inputs are not available thereby allowing for fair value estimates to be made in situations in which there is little, if any, market activity for an asset or liability at the measurement date. For more information on the fair value hierarchy, see Note 3 of the Notes to the Condensed Consolidated Financial Statements. The purchase accounting for the net assets acquired, including goodwill, and the fair value of the contingent consideration is preliminarily recorded based on available information and incorporating management's best estimates. The purchase accounting for taxes remains preliminary pending receipt of certain information required to finalize the determination of fair value. The net assets acquired in the transaction are generally recorded at their estimated acquisition-date fair values, while transaction costs associated with the acquisition are expensed as incurred.

The following table summarizes the purchase price allocation:

(In thousands)
Net tangible assets	$(540)
Trademarks, trade names and other intellectual property	6,949
Customer relationships	1,158
Goodwill	4,014
Total consideration	$11,581

Acquisition-related costs totaled $0.3 million and are included in general and administrative expense. Pro forma financial information is not presented as amounts are not material to the Company’s consolidated financial statements.

8. Net Income (Loss) per Share Attributable to Common Stockholders

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

The following table presents the calculation of basic and diluted income (loss) per share:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except shares and per share amounts)	2021	2020	2021	2020
Numerator:
Net income (loss) attributable to Amyris, Inc.	$15,381	$(110,422)	$(275,870)	$(198,266)
Less: (income) loss allocated to participating securities	(13)	6,361	1,086	7,435
Net income (loss) attributable to Amyris, Inc. common stockholders, basic	$15,368	$(104,061)	$(274,784)	$(190,831)
Adjustment to earnings allocated to participating securities	13	—	—	—
Interest on convertible debt	902	—	—	—
Gain from change in fair value and extinguishment of debt	(71,067)	—	—	—
Net loss attributable to Amyris, Inc. common stockholders, diluted	$(54,784)	$(104,061)	$(274,784)	$(190,831)

Denominator:
Weighted-average shares of common stock outstanding used in computing net income (loss) per share of common stock, basic	320,088,143	184,827,330	279,819,520	169,946,482
Net income (loss) per share, basic	$0.05	$(0.56)	$(0.98)	$(1.12)

Weighted-average shares of common stock outstanding	320,088,143	184,827,330	279,819,520	169,946,482
Weighted-average shares of preferred stock outstanding	277,666	—	—	—
Effect of dilutive convertible debt	18,442,040	—	—	—
Weighted-average shares of common stock equivalents used in computing net loss per share of common stock, diluted	338,807,849	184,827,330	279,819,520	169,946,482
Net loss per share, diluted	$(0.16)	$(0.56)	$(0.98)	$(1.12)

For the three months ended June 30, 2021, basic income per share differed from diluted loss per share, because the inclusion of all potentially dilutive securities outstanding was dilutive. For the three months ended June 30, 2020, and for the six months ended June 30, 2021 and 2020, basic loss per share equaled diluted loss per share, because the inclusion of all potentially dilutive securities outstanding was antidilutive. The following table presents outstanding shares of potentially dilutive securities:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Period-end common stock warrants	10,034,295	43,298,741	10,034,295	43,298,741
Convertible promissory notes(1)	—	8,574,399	16,680,334	8,574,399
Period-end stock options to purchase common stock	6,357,163	5,479,334	6,357,163	5,479,334
Period-end restricted stock units	8,196,960	4,468,266	8,196,960	4,468,266
Period-end preferred stock	—	1,943,661	—	1,943,661
Total potentially dilutive securities excluded from computation of diluted loss per share	24,588,418	63,764,401	41,268,752	63,764,401
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

9. Commitments and Contingencies

Guarantor Arrangements

The Company has agreements whereby it indemnifies its executive officers and directors for certain events or occurrences while the executive officer or director is serving in his or her official capacity. The indemnification period remains enforceable for the executive officer's or director’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a director and officer insurance policy that limits its exposure and enables the Company to recover a portion of any future payments. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal. Accordingly, the Company had no liabilities recorded for these agreements as of June 30, 2021 and December 31, 2020.

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

On April 3, 2019, a securities class action complaint was filed against Amyris and our CEO, John G. Melo, and former CFO, Kathleen Valiasek, in the U.S. District Court for the Northern District of California. The complaint seeks unspecified damages on behalf of a purported class that would comprise all persons and entities that purchased or otherwise acquired our securities between March 15, 2018 and March 19, 2019. The complaint, which was amended by the lead plaintiff on September 13, 2019, alleges securities law violations based on statements and omissions made by the Company during such period. On October 25, 2019, the defendants filed a motion to dismiss the securities class action complaint, which was denied by the court on October 5, 2020. The Company filed its answer to the securities class action complaint on October 26, 2020. In early 2021, the parties attended court-ordered mediation, but as the case did not settle, the parties commenced discovery.

Subsequent to the filing of the securities class action complaint described above, on June 21, 2019 and October 1, 2019, respectively, two separate purported shareholder derivative complaints were filed in the U.S. District Court for the Northern District of California (Bonner v. Doerr, et al., and Carlson v. Doerr, et al.) based on similar allegations to those made in the securities class action complaint and naming the Company, and certain of the Company’s current and former officers and directors, as defendants. The derivative lawsuits sought to recover, on the Company’s behalf, unspecified damages purportedly sustained by the Company in connection with allegedly misleading statements and omissions made in connection with the Company’s securities filings. The derivative lawsuits were dismissed on October 18, 2019 (Bonner) and December 10, 2019 (Carlson), without prejudice. On November 3, 2020, Bonner re-filed its derivative complaint against the Company in San

Mateo County Superior Court. The Company filed its demurrer to the complaint on January 13, 2021 and attended a preliminary hearing on April 22, 2021. An additional shareholder derivative complaint (Kimbrough v. Melo, et al.), substantially identical to the Bonner complaint, was filed on December 18, 2020 in the United States District Court for the Northern District of California. On February 19, 2021, the Company filed its motion to dismiss the Kimbrough complaint. In response, the Kimbrough complaint was dismissed in federal court on March 4, 2021 and refiled in state court on March 12, 2021. By agreement, the Kimbrough and Bonner complaints were consolidated for all purposes on April 9, 2021. The motion to dismiss was granted without prejudice on June 30, 2021, whereby the plaintiffs must file an amended complaint. The Company believes the securities class action and derivative complaints lack merit, and intends to continue to defend itself vigorously. Given the early stage of these proceedings, it is not yet possible to reliably determine any potential liability that could result from these matters.

On September 10, 2020, LAVVAN, Inc. (Lavvan) filed a suit against the Company in the United States District Court for the Southern District of New York alleging breach of contract, patent infringement, and trade secret misappropriation in connection with that certain Research, Collaboration and License Agreement between Lavvan and Amyris, dated March 18, 2019, as amended (Cannabinoid Agreement). The Company filed motions to compel arbitration or to dismiss on October 2, 2020. On October 30, Lavvan filed its opposition to the motions and the Company filed its reply to such opposition on November 13, 2020. The court denied the Company's motions on July 26, 2021, and the Company appealed the court's ruling regarding its motion to compel arbitration on July 27, 2021. The Company believes the suit lacks merit and intends to continue to defend itself vigorously. Given the early stage of these proceedings, it is not yet possible to reliably determine any potential liability that could result therefrom.

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

10. Revenue Recognition, and Contract Assets and Liabilities

Disaggregation of Revenue

The following table presents revenue by major product and service, as well as by primary geographical market, based on the location of the customer:

	Three Months Ended June 30,
(In thousands)	2021				2020
	Renewable Products	Licenses and Royalties	Collaborations and Grants	Total	Renewable Products	Licenses and Royalties	Collaborations and Grants	Total
United States	$30,123	$11,000	$—	$41,123	$16,866	$—	$—	$16,866
Europe	2,500	—	2,903	5,403	3,106	990	1,798	5,894
Asia	3,929	—	1,241	5,170	4,341	—	2,029	6,370
Brazil	332	—	—	332	670	—	—	670
Other	288	—	—	288	205	—	—	205
	$37,172	$11,000	$4,144	$52,316	$25,188	$990	$3,827	$30,005

	Six Months Ended June 30,
(In thousands)	2021				2020
	Renewable Products	Licenses and Royalties	Collaborations and Grants	Total	Renewable Products	Licenses and Royalties	Collaborations and Grants	Total
United States	$50,175	$11,000	$250	$61,425	$28,809	$—	$—	$28,809
Europe	5,472	143,800	5,250	154,522	6,349	6,151	5,154	17,654
Asia	8,334	—	3,524	11,858	6,359	—	4,788	11,147
Brazil	789	—	—	789	1,247	—	—	1,247
Other	581	—	—	581	278	—	—	278
	$65,351	$154,800	$9,024	$229,175	$43,042	$6,151	$9,942	$59,135

The following table presents revenue by major product and service, as well as by management classification:

	Three Months Ended June 30,
(In thousands)	2021				2020
	Renewable Products	Licenses and Royalties	Collaborations and Grants	Total	Renewable Products	Licenses and Royalties	Collaborations and Grants	Total
Consumer	$20,695	$—	$—	$20,695	$12,988	$—	$—	$12,988
Ingredients	16,477	11,000	—	27,477	12,200	990	—	13,190
Research and development	—	—	4,144	4,144	—	—	3,827	3,827
	$37,172	$11,000	$4,144	$52,316	$25,188	$990	$3,827	$30,005

	Six Months Ended June 30,
(In thousands)	2021				2020
	Renewable Products	Licenses and Royalties	Collaborations and Grants	Total	Renewable Products	Licenses and Royalties	Collaborations and Grants	Total
Consumer	$36,347	$—	$—	$36,347	$22,053	$—	$—	$22,053
Ingredients	29,004	154,800	—	183,804	20,989	6,151	—	27,140
Research and development	—	—	9,024	9,024	—	—	9,942	9,942
	$65,351	$154,800	$9,024	$229,175	$43,042	$6,151	$9,942	$59,135

Revenue from Significant Revenue Agreements

In connection with the significant revenue agreements discussed below and others previously disclosed (see Note 10, “Revenue Recognition” in Part II, Item 8 of the 2020 Form 10-K), the Company recognized the following revenue for the three months ended June 30, 2021 and 2020:

	Three Months Ended June 30,
(In thousands)	2021				2020
	Renewable Products	Licenses and Royalties	Collaborations and Grants	Total	Renewable Products	Licenses and Royalties	Collaborations and Grants	Total
PureCircle	$2,253	$10,000	$—	$12,253	$—	$—	$—	$—
Sephora	8,078	—	—	8,078	2,442	—	—	2,442
DSM - related party	4,620	—	2,000	6,620	16	—	1,251	1,267
Yifan	—	—	1,241	1,241	—	—	2,029	2,029
Firmenich	—	—	567	567	933	990	339	2,262
Givaudan	—	—	—	—	1,161	—	—	1,161
Subtotal revenue from significant revenue agreements	14,951	10,000	3,808	28,759	4,552	990	3,619	9,161
Revenue from all other customers	22,221	1,000	336	23,557	20,636	—	208	20,844
Total revenue from all customers	$37,172	$11,000	$4,144	$52,316	$25,188	$990	$3,827	$30,005

	Six Months Ended June 30,
(In thousands)	2021				2020
	Renewable Products	Licenses and Royalties	Collaborations and Grants	Total	Renewable Products	Licenses and Royalties	Collaborations and Grants	Total
DSM - related party	$6,281	$143,612	$4,000	$153,893	$65	$3,750	$4,269	$8,084
Sephora	12,519	—	—	12,519	6,888	—	—	6,888
PureCircle	2,253	10,000	—	12,253	—	—	—	—
Yifan	—	—	3,525	3,525	(90)	—	4,738	4,648
Firmenich	380	188	773	1,341	2,162	2,401	500	5,063
Givaudan	210	—	—	210	3,269	—	—	3,269
Subtotal revenue from significant revenue agreements	21,643	153,800	8,298	183,741	12,294	6,151	9,507	27,952
Revenue from all other customers	43,708	1,000	726	45,434	30,748	—	435	31,183
Total revenue from all customers	$65,351	$154,800	$9,024	$229,175	$43,042	$6,151	$9,942	$59,135

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

The Company allocated the $150 million transaction price to the three revenue performance obligations using the residual approach. The transaction price was first allocated to the transferred inventory and receivables at the stand-alone selling price for these performance obligations, and the residual consideration was allocated to the F&F intellectual property licenses:

•Finished goods inventory - $1.5 million
•Receivables - $4.9 million
•F&F intellectual property licenses - $143.6 million

The Company also concluded the F&F intellectual property licenses and the assigned F&F supply agreements had been fully delivered with no further performance obligation upon closing the transaction, and recognized license revenue of $143.6 million for the six months ended June 30, 2021.

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

DSM Performance Agreement

In December 2017, the Company and DSM entered into a research and development services agreement (Performance Agreement), pursuant to which the Company would provide services to DSM relating to the further development of the technology underlying farnesene-related products in exchange for certain bonus payments in the event that specific performance metrics were achieved. If the Company did not meet the established metrics under the Performance Agreement, the Company would be required to pay $1.9 million to DSM. The Company accounted for the Performance Agreement under ASC 606 as a combined transaction with the Farnesene license granted to DSM in connection with the sale of the Brotas facility in December 2017. The Performance Agreement was allocated $1.2 million of the transaction price under a relative fair value allocation approach, and was recorded as a contract asset reflecting the Company’s right to receive additional consideration and deferred revenue reflecting the probability of returning to DSM a portion of the cash received under the combined transaction. In the first quarter of 2021, the Company and DSM determined the performance metrics would not be reasonably achieved without the Company providing further research and development services and concluded the Performance Agreement and related activities should be terminated. As a result, the Company paid DSM $1.9 million and reduced the deferred revenue liability, and expensed the contract asset balance and recorded $1.9 million of additional research and development expense during the six months ended June 30, 2021.

DSM Ingredients Collaboration

Pursuant to the September 2017 research and development collaboration agreement, as amended, the Company provides DSM with research and development services for specific field of use ingredients. The Company concluded the amended agreement contained a single performance obligation to provide research and development services delivered over time and that revenue recognition is based on an input measure of progress as labor hours are expended each quarter. DSM funds the development work with payments of $2.0 million quarterly from October 1, 2020 to September 30, 2021 for services singularly focused on achieving a certain fermentation yield and cost target over the twelve-month period. During the three and six months ended June 30, 2021, the Company recognized $2.0 million and $4.0 million of collaboration revenue in connection with the amended agreement. During the three and six months ended June 30, 2020, the Company recognized $1.3 million and $4.3 million of collaboration revenue in connection with the amended agreement.

PureCircle License and Supply Agreement

On June 1, 2021, the Company and PureCircle Limited (PureCircle), a subsidiary of Ingredion Incorporated, entered into an intellectual property license agreement under which the Company (i) granted certain intellectual property licenses to PureCircle to make, have made, commercialize and advance the development of sustainably sourced, zero-calorie, nature-based sweeteners and potentially other types of fermentation-based ingredients, as the exclusive global business-to-business commercialization partner for the Company’s sugar reduction technology that includes fermented RebM, (ii) entered into a product supply and profit sharing agreement to provide manufacturing services and products to PureCircle, and (iii) assigned and transferred certain customer contracts to PureCircle related to the sale and distribution of RebM. Concurrent with the PureCircle license and product supply agreements, Ingredion purchased 31% of the membership interests in Amyris RealSweet LLC (RealSweet), a 100% owned subsidiary of the Company, which entity owns the new manufacturing facility under construction in Brazil. Ingredion’s purchase of the contingently redeemable noncontrolling interest in RealSweet was deemed to be an equity transaction to be accounting for under ASC 810, Consolidation and ASR 268, Presentation in Financial Statements of Redeemable Preferred Stocks (see Note 5, ”Mezzanine Equity” for further information). Under the PureCircle license agreement, the Company will continue to own and market its Purecane™ consumer brand offering of tabletop and culinary sweetener products to consumers. As consideration for the license and product supply agreements, the Company received a $10 million license fee at closing and may receive additional payments in the aggregate of up to $35 million upon achievement of certain milestones related to RebM sales and manufacturing cost targets. Additionally, under the product supply and profit sharing agreement, the Company will earn revenues from product sales to PureCircle and a profit share from future product sales, including RebM, by PureCircle.

The Company determined the PureCircle license to be a functional intellectual property license allowing PureCircle the immediate use of and benefit from the technology and concluded the license, the product supply and profit sharing agreement and the assigned contracts would be treated as a combined revenue contract within the scope of ASC 606, Revenue Contracts with Customers. The Company identified two distinct performance obligations in the revenue contract: (i) granting of the intellectual property license and (ii) the manufacturing and delivery of products under the product supply and profit sharing agreement. The functional intellectual property license is deemed to be satisfied at a point in time upon delivery of the license, and the product supply and profit-sharing performance obligation is considered variable consideration to be delivered over time if and when commercial production of the products begin. The Company also concluded the contingent milestone payments and the profit-sharing provisions represents variable consideration that is dependent upon future contingent events, and will be fully constrained from the transaction price until the commercial targets are probable of achievement and the future products are manufactured and then sold by PureCircle. The Company also concluded the intellectual property license had been fully delivered upon closing the transaction and recognized license revenue of $10 million in the three months ended June 30, 2021.

Yifan Collaborations

The Company has a collaboration agreement with Yifan Pharmaceutical Co., Ltd. (Yifan), a leading Chinese pharmaceutical company. During the three and six months ended June 30, 2021, the Company recognized $1.2 million and $3.5 million of collaboration revenue in connection with the amended agreement. During the three and six months ended June 30, 2020, the Company recognized $2.0 million and $4.7 million of collaboration revenue in connection with the amended agreement. Since inception of the agreement, the Company has recognized $17.8 million of cumulative-to-date collaboration revenue in connection with the agreement. At June 30, 2021, the Company also recorded a $1.7 million contract asset in connection with the Collaboration Agreement.

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

Contract Balances

The following table provides information about accounts receivable, contract assets and contract liabilities from contracts with customers:

(In thousands)	June 30, 2021	December 31, 2020
Accounts receivable, net	$36,875	$32,846
Accounts receivable - related party, net	$4,741	$12,110
Contract assets	$2,393	$4,178
Contract assets - related party	$2,000	$1,203
Contract liabilities	$2,190	$4,468
Contract liabilities, noncurrent(1)	$111	$111

(1)As of June 30, 2021 and December 31, 2020, contract liabilities, noncurrent is presented in Other noncurrent liabilities in the condensed consolidated balance sheets.

Remaining Performance Obligations

The following table provides information regarding the estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) based on the Company's existing agreements with customers as of June 30, 2021.

(In thousands)	As of June 30, 2021
Remaining 2021	$843
2022	2,450
2023	143
2024	143
2025 and thereafter	285
Total from all customers	$3,864

In accordance with the disclosure provisions of ASC 606, the table above excludes estimated future revenues for performance obligations that are part of a contract that has an original expected duration of one year or less or a performance obligation with variable consideration that is recognized using the sales-based royalty exception for licenses of intellectual property. Additionally, approximately $18.2 million of estimated future revenue is excluded from the table above, as that amount represents constrained variable consideration.

11. Related Party Transactions

Related Party Debt

See Note 4, "Debt," for details of the DSM Notes Amendments and Repayments that occurred during the six months ended June 30, 2021.

Related party debt was as follows:

	June 30, 2021				December 31, 2020
In thousands	Principal	Unaccreted Debt Discount	Change in Fair Value	Net	Principal	Unaccreted Debt Discount	Change in Fair Value	Net
Foris notes	$55,041	$—	$275,390	$330,431	$55,041	$—	$73,123	$128,164
Naxyris note	23,913	(330)	—	23,583	23,914	(493)	—	23,421
DSM notes	10,000	(3,437)	—	6,563	33,000	(2,443)	—	30,557
	$88,954	$(3,767)	$275,390	$360,577	$111,955	$(2,936)	$73,123	$182,142

Related Party Equity

Related party equity transactions were as follows:

	Six Months Ended June 30, 2021		Six Months Ended June 30, 2020
	Shares Issued	Fair Value of Transaction, in Thousands	Shares Issued	Fair Value of Transaction, in Thousands
Issuance of Common Stock Upon Exercise of Warrants
Naxyris	2,000,000	$5,740	—	$—
DSM	12,114,910	5	—	—
Foris	—	—	24,165,166	68,765
	14,114,910	$5,745	24,165,166	$68,765

Issuance of Common Stock in Private Placement
Foris	—	$—	10,505,652	$27,189

Issuance of Common Stock Rights Warrant
Foris	—	$—	—	$8,904

Exercise of Common Stock Rights Warrant
Foris	—	$—	5,226,481	$15,000

Issuance of Preferred Stock in Private Placement
Foris	—	$—	30,000	$30,000

Related Party Revenue

See Note 10, "Revenue Recognition", for information about the March 31, 2021 DSM License Agreement and Contract Assignment.

Related Party Accounts Receivable, Unbilled Receivables and Accounts Payable

Related party accounts receivable, contract assets and accounts payable were as follows:

(In thousands)	June 30, 2021	December 31, 2020
Accounts receivable - related party	$4,741	$12,110
Contract assets - related party	$2,000	$1,203
Accounts payable - related party	$7,643	$5,011

12. Stock-based Compensation

The Company’s stock option activity and related information for the six months ended June 30, 2021 was as follows:

	Quantity of Stock Options	Weighted- average Exercise Price	Weighted-average Remaining Contractual Life, in Years	Aggregate Intrinsic Value, in Thousands
Outstanding - December 31, 2020	6,502,096	$7.64	7.6	$8,875
Granted	516,421	$13.68
Exercised	(520,590)	$5.34
Forfeited or expired	(140,764)	$45.56
Outstanding - June 30, 2021	6,357,163	$7.48	7.3	$65,341
Vested or expected to vest after June 30, 2021	5,888,133	$7.60	7.3	$60,454
Exercisable at June 30, 2021	1,177,443	$15.58	5.5	$9,720

Activity related to the Company’s restricted stock units (RSUs) (including performance-based restricted stock units (PSUs)) for the six months ended June 30, 2021 was as follows:

	Quantity of Restricted Stock Units	Weighted-average Grant-date Fair Value	Weighted-average Remaining Contractual Life, in Years
Outstanding - December 31, 2020	7,043,909	$4.18	1.5
Awarded	3,127,259	$13.62
Released	(1,565,339)	$6.21
Forfeited	(408,869)	$4.41
Outstanding - June 30, 2021	8,196,960	$7.38	1.5
Vested or expected to vest after June 30, 2021	7,459,877	$7.31	1.4

Stock-based compensation expense related to employee and non-employee options, RSUs, PSUs and ESPP during the three and six months ended June 30, 2021 and 2020 is reflected in the condensed consolidated statements of operations as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2021	2020	2021	2020
Cost of products sold	$73	$—	$137	$—
Research and development	1,318	781	2,380	1,846
Sales, general and administrative	7,355	2,150	10,511	4,589
Total stock-based compensation expense	$8,746	$2,931	$13,028	$6,435

As of June 30, 2021, $58.4 million of unrecognized compensation expense related to stock options and RSUs is expected to be recognized over a weighted-average period of 2.5 years.

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

Performance-Based Stock Units

During the three months ended June 30, 2021, the Company’s chief operating officer received performance-based restricted stock units (“PSUs”) with a per share grant date fair value of $13.39. PSUs are equity awards with the final number of PSUs that may vest determined based on the Company’s performance against pre-established performance metrics that are related to the completed construction and the successful scaling, commissioning and transitioning of new plants, and the successful launching of new brands. The performance metrics are measured from the grant date through December 31, 2022. The PSUs vest in six tranches contingent upon the achievement of both operational performance metrics and the chief operating officer’s continued employment with the Company. Over the measurement period, the number of PSUs that may vest and the related stock-based compensation expense that is recognized is adjusted upward or downward based upon the probability of achieving the operational performance metrics. Depending on the probability of achieving the operational performance metrics and certification by the Company’s Board or Leadership, Development, Inclusion and Compensation Committee of achievement of those operational performance metrics for each tranche, the PSUs vesting could be from 0 to 600,000 restricted stock units. As of June 30, 2021, the Company’s management has determined that all milestones are probable of achievement. Stock-based compensation expense for this award totaled $8.0 million on the grant date and is recognized ratably through December 31, 2022. Approximately $0.5 million of stock-based compensation has been recorded to general and administrative expense during the three and six month period ending June 30, 2021.

13. Subsequent Events

On August 2, 2021, the Company’s chief executive officer received a performance-based restricted stock unit award (“CEO PSU”) representing the right to receive up to 6,000,000 shares of common stock under the Company’s 2020 Equity Incentive Plan. This award vests based on the achievement of four specified stock price performance targets over a four-year period and was approved by the Company’s stockholders at a special meeting held on July 26, 2021.

On August 2, 2021, the Company’s chief financial officer received a performance-based restricted stock unit award representing the right to receive up to 300,000 shares of the Company’s common stock under the 2020 Equity Incentive Plan on substantially the same terms as the CEO PSU and was approved by the Leadership, Development, Inclusion and Compensation Committee of the Company’s Board.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and the related notes that appear elsewhere in this Quarterly Report on Form 10-Q. These discussions contain forward-looking statements reflecting our current expectations that involve risks and uncertainties which are subject to safe harbors under the Securities Act of 1933, as amended (the Securities Act), and the Securities Exchange Act of 1934 (the Exchange Act). These forward-looking statements include, but are not limited to, statements concerning our strategy of achieving a significant reduction in net cash outflows during the remainder of 2021 and 2022, aspects of our future operations, our future financial position, expectations for our future revenues, margins and projected costs, expectations regarding demand and acceptance for our technologies and products, introductions of new products, growth opportunities and trends in the market in which we operate, prospects and plans and objectives of management. The words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “will,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those in the forward-looking statements, including, without limitation, the risks set forth in Part II, Item 1A, “Risk Factors” in this Quarterly Report on Form 10-Q, in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 (the 2020 Form 10-K) and in our other filings with the Securities and Exchange Commission. We do not assume any obligation to update any forward-looking statements.

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

Our time to market for molecules has decreased from seven years to less than a year for our most recent molecule, mainly due to our ability to leverage our biotechnology platform with proprietary computational tools, strain construction tools, screening and analytics tools, and advanced lab automation and data integration. Our state-of-the-art infrastructure includes industry-leading strain engineering and lab automation located in Emeryville, California, pilot-scale production facilities in Emeryville, California and Campinas, Brazil, and a commercial-scale production facility in Leland, North Carolina (owned and operated by our Aprinnova joint venture). We are able to use a wide variety of feedstocks for production but have focused on sourcing Brazilian sugarcane for our large-scale production because of its renewability, low cost and relative price stability. We are constructing a new purpose-built, large-scale specialty ingredients facility in Brazil, which we anticipate will allow for the manufacture of up to five products concurrently, including both our specialty ingredients portfolio and our alternative sweetener product. We expect to commission the facility and begin production during the first quarter of 2022. Until then, we continue to manufacture our products at manufacturing sites in Brazil, the U.S. and Europe.

Sales and Revenue

We recognize revenue from consumer and ingredient product sales, license fees and royalties, and collaborations and grants.

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
•The valuation of debt for which we have elected fair value accounting; and
•The valuation of goodwill, intangible assets and contingent consideration generated through business acquisitions.

For a more detailed discussion of our critical accounting estimates and policies, see Note 1, "Basis of Presentation and Summary of Significant Accounting Policies" in Part II, Item 8 of our 2020 Form 10-K and Note 1, "Basis of Presentation and Summary of Significant Accounting Policies" in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Recently Issued Accounting Pronouncements

Refer to Note 1, "Basis of Presentation and Summary of Significant Accounting Policies" in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Accounting Pronouncements Issued but Not Yet Adopted

Refer to Note 1, "Basis of Presentation and Summary of Significant Accounting Policies" in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Results of Operations

Revenue

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2021	2020	2021	2020
Revenue
Renewable products	$37,172	$25,188	$65,351	$43,042
Licenses and royalties	11,000	990	154,800	6,151
Collaborations and grants	4,144	3,827	9,024	9,942
Total revenue	$52,316	$30,005	$229,175	$59,135

Three months ended June 30, 2021

Total revenue increased by 74% to $52.3 million for the three months ended June 30, 2021 compared to the same period in 2020. The increase was comprised of a $12.0 million increase in renewable products revenue, a $10.0 million increase in license revenue and a $0.3 million increase in collaborations and grants revenue during the three months ended June 30, 2021.

Renewable products revenue increased by 48% to $37.2 million for the three months ended June 30, 2021 compared to the same period in 2020, primarily driven by increased sales in our Biossance consumer product line to Sephora, certain fragrance ingredients and RebM to PureCircle.

Licenses and royalties revenue increased by $10.0 million for the three months ended June 30, 2021 compared to the same period in 2020, due to the sale of a $10 million intellectual property license of our RebM technology to PureCircle, as described in Note 10, "Revenue Recognition".

Collaborations and grants revenue increased by 8% to $4.1 million for the three months ended June 30, 2021 compared to the same period in 2020, related to collaborations with DSM and Yifan.

Six months ended June 30, 2021

Total revenue increased by 288% to $229.2 million for the six months ended June 30, 2021 compared to the same period in 2020. The increase was comprised of a $22.3 million increase in renewable products revenue, a $148.6 million increase in licenses and royalties revenue, and a $0.9 million decrease in collaborations and grants revenue. Total revenue for the six months ended June 30, 2021 included $143.6 million of license revenue from the sale of flavors and fragrances intellectual property to DSM and $10.0 million of license revenue from the sale of RebM related intellectual property to PureCircle, as described in Note 10, "Revenue Recognition" and Note 11, “Related Party Transactions”.

Renewable products revenue increased by 52% to $65.4 million for the six months ended June 30, 2021 compared to the same period in 2020, primarily driven by our consumer product lines.

Licenses and royalties revenue increased significantly to $154.8 million for the six months ended June 30, 2021 compared to the same period in 2020, primarily due to the sale of a $143.6 million intellectual property license of our flavors and fragrances technology to DSM and $10.0 million of license revenue from the sale of RebM related intellectual property to PureCircle.

Collaborations and grants revenue decreased by 9% to $9.0 million for the six months ended June 30, 2021 compared to the same period in 2020, mainly due to decreased collaboration revenue from Yifan.

Costs and Operating Expenses

Costs and operating expenses were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2021	2020	2021	2020
Cost of products sold	$30,421	$23,098	$53,080	$34,888
Research and development	22,424	16,965	45,756	34,091
Sales, general and administrative	54,340	30,503	92,262	62,517
Total cost and operating expenses	$107,185	$70,566	$191,098	$131,496

Included in costs and operating expenses were the following amounts of non-cash stock-based compensation expense:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2021	2020	2021	2020
Cost of products sold	$73	$—	$137	$—
Research and development	1,318	781	$2,380	$1,846
Sales, general and administrative	7,355	2,150	10,511	4,589
Total stock-based compensation expense	$8,746	$2,931	$13,028	$6,435

Cost of Products Sold

Cost of products sold includes the costs of raw materials, labor and overhead, amounts paid to contract manufacturers, inventory write-downs resulting from applying lower of cost or net realizable value inventory adjustments, and costs related to production scale-up. Due to our product mix of higher-margin, higher-volume consumer products and lower-margin, large-batch fermentation ingredients products, our cost of products sold may not change proportionately with changes in renewable product revenue in any given period.

Cost of products sold increased by 32% to $30.4 million for the three months ended June 30, 2021 compared to the same period in 2020, primarily due to a 48% increase in renewable products revenue, driven by a significant increase in sales volume of our consumer products. For the six months ended June 30, 2021, cost of products sold increased by 52% to $53.1 million compared to the same period in 2020, primarily due to a 52% increase in renewable products revenue, driven by significant increases in sales volumes of both our consumer and ingredients products.

Research and Development Expenses

Research and development expenses increased by 32% and 34% to $22.4 million and $45.8 million for the three and six months ended June 30, 2021, respectively, compared to the same periods in 2020, primarily due to increases in outside services related to our new squalane adjuvant project and employee compensation.

Sales, General and Administrative Expenses

Sales, general and administrative expenses increased by 78% and 48% to $54.3 million and $92.3 million for the three and six months ended June 30, 2021, respectively, compared to the same periods in 2020, primarily due to significant increases in sales and marketing spending, and employee compensation costs driven by headcount increases, and transaction costs related to our completed and pending brand and business acquisitions. Increases in sales and marketing costs are the result of additional expense of fulfillment and shipping due to much increased demand for our consumer products, and our steps to substantially increase brand awareness and expand retail distribution sell-through and e-commerce sales of our Biossance, Pipette and other recently introduced and upcoming consumer product lines.

Other Income (Expense), Net

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2021	2020	2021	2020
Interest expense	$(4,723)	$(20,118)	$(10,536)	$(35,120)
Gain (loss) from change in fair value of derivative instruments	5,141	(11,779)	(17,604)	(8,497)
Gain (loss) from change in fair value of debt	70,132	(14,949)	(256,653)	(31,452)
Gain (loss) upon extinguishment of debt	935	(22,029)	(26,378)	(49,348)
Other income (expense), net	28	1,497	(650)	1,501
Total other income (expense), net	$71,513	$(67,378)	$(311,821)	$(122,916)

Three months ended June 30, 2021

Total other income, net was $71.5 million for the three months ended June 30, 2021, compared to total other expense of $67.4 million in the same period in 2020. The $138.9 million change was primarily comprised of a $85.1 million change from a loss to a gain in the change in fair value of debt and a $16.9 million change from a loss to a gain in the change in fair value of derivative instruments, all driven by the decrease in our stock price during the period resulting in a lower fair value of these underlying debt and equity instruments. See Note 3, "Fair Value Measurement" in Part I, Item 1 of this Quarterly Report on Form 10-Q for details regarding our outstanding derivative instruments. The $15.4 million decrease in interest expense is the result of significantly lower outstanding debt balances period-over-period and the elimination of penalties and fees associated with late payments incurred in the three months ended June 30, 2020.

Six months ended June 30, 2021

Total other expense, net was $311.8 million for the six months ended June 30, 2021, compared to total other expense of $122.9 million in the same period in 2020. The $188.9 million change was primarily comprised of a $225.2 million increase in loss from change in fair value of debt and a $9.1 million increase in loss from the change in fair value of derivative instruments, all driven by a significant increase in our stock price during the period resulting in a significantly higher fair values of these underlying debt and equity instruments whose conversion and strike prices are $3.00 (convertible debt) and $2.87 (liability warrant). See Note 3, "Fair Value Measurement" in Part I, Item 1 of this Quarterly Report on Form 10-Q for details regarding our outstanding derivative instruments. The $24.6 million decrease in interest expense is the result of significantly lower outstanding debt balances period-over-period and the elimination of penalties and fees associated with late payments incurred in the six months ended June 30, 2020.

Provision for Income Taxes

For the three and six months ended June 30, 2021, we recorded provisions for income taxes of $0.1 million and $0.1 million. For the three and six months ended June 30, 2020, we recorded provisions of $0.1 million and $0.2 million. The provisions for income taxes related to accrued interest on uncertain tax positions.

Liquidity and Capital Resources

(In thousands)	June 30, 2021	December 31, 2020
Working capital (working capital deficit)	$254,369	$(16,489)
Cash and cash equivalents	$214,424	$30,152
Debt and lease obligations	$391,487	$282,187
Accumulated deficit	$(2,362,562)	$(2,086,692)

	Six Months Ended June 30,
(In thousands)	2021	2020
Net cash provided by (used in):
Operating activities	$30,205	$(110,332)
Investing activities	$(5,670)	$(5,494)
Financing activities	$159,238	$215,287

Liquidity

Prior to the three months ended June 30, 2021, we have incurred operating losses since our inception, and we expect to incur losses and negative cash flows from operations through at least the next 12 months following the issuance of this Quarterly Report on Form 10-Q. As of June 30, 2021, we had working capital of $254.4 million, an accumulated deficit of $2.4 billion, and cash and cash equivalents of $214.4 million.

As of June 30, 2021, the principal amounts due under our debt instruments (including related party debt) totaled $104.6 million, of which $11.3 million is classified as current. Our debt agreements contain various covenants, including certain restrictions on our business — including restrictions on additional indebtedness, material adverse effect and cross default provisions — that could cause us to be at risk of default. A failure to comply with the covenants and other provisions of our debt instruments, including any failure to make payments when required, would generally result in events of default under such instruments, which could result in the acceleration of a substantial portion of such indebtedness. Acceleration would generally also constitute an event of default under our other outstanding debt instruments, which could result in the acceleration of a substantial portion of our debt repayment obligations.

Based on our cash and cash equivalents of $214.4 million as of June 30, 2021, we believe that we have sufficient resources to fund our operations and capital expenditures for at least the next 12 months.

For details of our debt and equity, see the following Notes in Part I, Item 1 of this Quarterly Report on Form 10-Q:
•Note 4, "Debt"
•Note 5, "Mezzanine Equity"
•Note 6, "Stockholders' Deficit"

Cash Flows during the Six Months Ended June 30, 2021 and 2020

Cash Flows from Operating Activities

Our primary uses of cash from operating activities are costs related to the production and sale of our products and personnel-related expenditures, offset by cash received from renewable product sales, licenses and royalties, and collaborations and grants.

For the six months ended June 30, 2021, net cash provided by operating activities was $30.2 million, consisting primarily of a $274.6 million net loss, partially offset by $321.9 million of favorable non-cash adjustments that were primarily comprised of a $256.7 million loss from change in fair value of debt, a $26.4 million loss upon extinguishment of debt and a $17.6 million loss from change in fair value of derivative instruments. Additionally, there was a $17.1 million decrease in working capital.

For the six months ended June 30, 2020, net cash used in operating activities was $110.3 million, consisting primarily of a $196.2 million net loss, partially offset by $115.6 million of favorable non-cash adjustments that were primarily comprised of a $49.3 million loss upon extinguishment of debt, a $31.5 million loss from change in fair value of debt and an $8.5 million loss from change in fair value of derivative instruments. Additionally, there was a $29.7 million decrease in working capital.

Cash Flows from Investing Activities

For the six months ended June 30, 2021 and 2020, net cash used in investing activities was $5.7 million and $5.5 million, respectively, primarily comprised of property, plant and equipment purchases.

Cash Flows from Financing Activities

For the six months ended June 30, 2021, net cash provided by financing activities was $159.2 million, primarily comprised of $130.8 million of proceeds from the April 2021 issuance of common stock in a public offering, $44.6 million of proceeds from the exercise of warrants and $10.0 million of proceeds from the issuance of a contingently redeemable noncontrolling interest in a subsidiary, partly offset by $23.4 million of debt principal payments and $2.5 million of issuance costs incurred in connection with a debt modification.

For the six months ended June 30, 2020, net cash provided by financing activities was $215.3 million, primarily comprised of $247.7 million of net proceeds from common stock issuances and $15.3 million of net proceeds from debt issuances, partly offset by $45.9 million of debt principal payments.

Off-Balance Sheet Arrangements

At June 30, 2021, we did not have any material off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

Contractual Obligations

The following is a summary of our contractual obligations as of June 30, 2021:

Payable by year ending December 31, (In thousands)	Total	2021	2022	2023	2024	2025	Thereafter
Principal payments on debt	$104,624	$1,135	$101,235	$293	$307	$321	$1,333
Interest payments on debt	17,226	2,824	13,989	106	91	76	140
Construction costs in connection with new production facility	35,943	35,943	—	—	—	—	—
Marketing services commitments	16,750	1,750	3,250	3,375	3,500	3,875	1,000
Equity-method investment purchase obligation	10,800	—	10,800	—	—	—	—
Contract termination fees	1,000	1,000	—	—	—	—	—
Financing leases	2,414	2,414	—	—	—	—	—
Operating leases	16,994	3,802	7,922	3,609	442	285	934
Partnership payment obligation	10,847	439	10,408	—	—	—	—
Total	$216,598	$49,307	$147,604	$7,383	$4,340	$4,557	$3,407

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
Our permanent investment in Brazil was $95.0 million as of June 30, 2021 and $18.5 million as of December 31, 2020, using the exchange rate at each date. A hypothetical 10% adverse change in Brazilian Real exchange rates would have had an adverse impact to Other Comprehensive Loss of $9.5 million as of June 30, 2021 and $1.9 million as of December 31, 2020.
We have also evaluated foreign currency exposure in relation to our other non-U.S. Dollar denominated assets and liabilities and determined that there would be an immaterial effect on our results of operations from 10% exchange rate fluctuations between those currencies and the U.S. Dollar.

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our outstanding debt obligations, including embedded derivatives therein. We generally invest our cash in investments with short maturities or with frequent interest reset terms. Accordingly, our interest income fluctuates with short-term market conditions. As of June 30, 2021, our investment portfolio consisted of money market funds and certificates of deposit, both of which are highly liquid. Due to the short-term nature of our investment portfolio, we do not believe that an immediate 10% increase in interest rates would have a material effect on the fair value of our portfolio. Since we believe we have the ability to liquidate our investment portfolio, we expect that our operating results or cash flows would not be materially affected by a sudden change in market interest rates on the portfolio.

In addition, while not likely in the current and significantly extended low interest rate environment, changes in interest rates could significantly change the fair value of our embedded derivative liabilities.

As of June 30, 2021, all of our outstanding debt is in fixed rate instruments. As a result, changes in interest rates would not affect interest expense and payments in relation to our debt.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer (CEO) and chief financial officer (CFO), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a- 15(e) and 15d- 15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our CEO and CFO have concluded that as of June 30, 2021, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (SEC), and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

PART II
ITEM 1. LEGAL PROCEEDINGS

For a description of our significant pending legal proceedings, please see Note 9, "Commitments and Contingencies" in the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In May 2021, we issued 225,784 shares to acquire 100% of the outstanding ownership interest of Costa Brazil from Costa Brazil's controlling shareholders and co-founders. The share issuance was exempt from registration.

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
August 9, 2021

By:	/s/ Han Kieftenbeld
Han Kieftenbeld
Chief Financial Officer (Principal Financial Officer)
August 9, 2021