Form 10-Q
period 2021-09-30
AMYRIS, INC.
filed 2021-11-08
CIK 1365916

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Shares outstanding of the Registrant's common stock:

Class	Outstanding as of November 3, 2021
Common Stock, $0.0001 par value per share	308,238,879

AMYRIS, INC.
TABLE OF CONTENTS

		Page
	PART I
Item 1.	Financial Statements (unaudited)	4
	Condensed Consolidated Balance Sheets as of September 30, 2021 and December 31, 2020	4
	Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2021 and 2020	6
	Condensed Consolidated Statements of Comprehensive Loss for the Three and Nine Months Ended September 30, 2021 and 2020	7
	Condensed Consolidated Statements of Stockholders’ Deficit and Mezzanine Equity for the Three Months Ended March 31, June 30 and September 30, 2021 and 2020	8
	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2021 and 2020	10
	Notes to Condensed Consolidated Financial Statements	14
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	41
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	49
Item 4.	Controls and Procedures	51

	PART II
Item 1.	Legal Proceedings	52
Item 1A.	Risk Factors	52
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	50
Item 3.	Defaults Upon Senior Securities	53
Item 4.	Mine Safety Disclosures	53
Item 5.	Other Information	53
Item 6.	Exhibits	54
SIGNATURES

PART I
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
AMYRIS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except shares and per share amounts)	September 30, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$114,887	$30,152
Restricted cash	286	309
Accounts receivable, net of allowance of $939 and $137, respectively	34,920	32,846
Accounts receivable - related party, net of allowance of $0 and $0, respectively	10,841	12,110
Contract assets	3,513	4,178
Contract assets - related party	2,000	1,203
Inventories	72,062	42,862
Deferred cost of products sold - related party	9,182	9,801
Prepaid expenses and other current assets	30,373	13,103
Total current assets	278,064	146,564
Property, plant and equipment, net	53,124	32,875
Deferred cost of products sold, noncurrent - related party	3,061	9,939
Restricted cash, noncurrent	961	961
Recoverable taxes from Brazilian government entities	13,005	8,641
Right-of-use assets under financing leases, net	7,996	9,994
Right-of-use assets under operating leases, net	10,989	10,136
Goodwill	128,692	—
Intangible assets, net	39,662	—
Other assets	6,753	3,704
Total assets	$542,307	$222,814
Liabilities, Mezzanine Equity and Stockholders' Deficit
Current liabilities:
Accounts payable	$80,645	$41,045
Accrued and other current liabilities	62,681	30,707
Financing lease liabilities	1,182	4,170
Operating lease liabilities	6,786	5,226
Contract liabilities	3,486	4,468
Debt, current portion (includes instrument measured at fair value of $0 and $53,387, respectively)	24,614	54,748
Related party debt, current portion	280,633	22,689
Total current liabilities	460,027	163,053
Long-term debt, net of current portion	12,099	26,170
Related party debt, net of current portion (includes instrument measured at fair value of $0 and $123,164, respectively)	5,000	159,452
Financing lease liabilities, net of current portion	63	—
Operating lease liabilities, net of current portion	7,722	9,732
Derivative liabilities	21,465	8,698
Acquisition-related contingent consideration (Note 3 and Note 7)	65,077	—
Other noncurrent liabilities	24,179	22,754
Total liabilities	595,632	389,859
Commitments and contingencies
Mezzanine equity:
Contingently redeemable common stock	5,000	5,000
Contingently redeemable noncontrolling interest	28,520	—
Stockholders’ deficit:
Preferred stock - $0.0001 par value, 5,000,000 shares authorized as of September 30, 2021 and December 31, 2020; — shares issued and outstanding as of September 30, 2021 and December 31, 2020	—	—
Common stock - $0.0001 par value, 350,000,000 shares authorized as of September 30, 2021 and December 31, 2020; 307,832,019 and 244,951,446 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	31	24
Additional paid-in capital	2,358,441	1,957,224
Accumulated other comprehensive loss	(52,134)	(47,375)
Accumulated deficit	(2,395,506)	(2,086,692)
Total Amyris, Inc. stockholders’ deficit	(89,168)	(176,819)
Noncontrolling interest	2,323	4,774
Total stockholders' deficit	(86,845)	(172,045)
Total liabilities, mezzanine equity and stockholders' deficit	$542,307	$222,814

See the accompanying notes to the unaudited condensed consolidated financial statements.

AMYRIS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except shares and per share amounts)	2021	2020	2021	2020
Revenue:
Renewable products (includes related party revenue of $6,214, $88, $12,495 and $193, respectively)	$36,508	$27,577	$101,859	$70,619
Licenses and royalties (includes related party revenue of $6,000, $0, $149,612 and $3,750, respectively)	6,006	3,563	160,806	9,714
Collaborations, grants and other (includes related party revenue of $2,000, $750, $6,000 and $5,019, respectively)	5,352	3,118	14,376	13,060
Total revenue (includes related party revenue of $14,214, $838, $168,107 and $8,962, respectively)	47,866	34,258	277,041	93,393
Cost and operating expenses:
Cost of products sold	40,252	25,822	93,332	60,710
Research and development	23,824	18,197	69,580	52,288
Sales, general and administrative	70,635	38,321	162,897	100,838
Total cost and operating expenses	134,711	82,340	325,809	213,836
Loss from operations	(86,845)	(48,082)	(48,768)	(120,443)
Other income (expense):
Interest expense	(4,321)	(6,627)	(14,857)	(41,747)
Gain (loss) from change in fair value of derivative instruments	4,778	1,999	(12,826)	(6,498)
Gain (loss) from change in fair value of debt	52,294	34,360	(204,359)	2,908
Loss upon extinguishment of debt	(680)	(2,606)	(27,058)	(51,954)
Other income (expense), net	690	(49)	40	1,452
Total other income (expense), net	52,761	27,077	(259,060)	(95,839)
Loss before income taxes and loss from investment in affiliate	(34,084)	(21,005)	(307,828)	(216,282)
Provision for income taxes	(58)	(83)	(170)	(273)
Income (loss) from investment in affiliate	181	(366)	(567)	(1,058)
Net loss	(33,961)	(21,454)	(308,565)	(217,613)
Less: income (loss) attributable to noncontrolling interest	1,017	(1,702)	(249)	(3,809)
Net loss attributable to Amyris, Inc.	(32,944)	(23,156)	(308,814)	(221,422)
Less: loss allocated to participating securities	—	6,832	787	15,369
Net loss attributable to Amyris, Inc. common stockholders, basic	$(32,944)	$(83,475)	$(308,027)	$(273,204)

Net loss per share attributable to common stockholders, basic	$(0.11)	$(0.37)	$(1.07)	$(1.44)
Weighted-average shares of common stock outstanding used in computing net loss per share of common stock, basic	300,888,579	227,267,553	286,919,463	189,192,973
	—
Net loss per share attributable to common stockholders, diluted	$(0.27)	$(0.41)	$(1.07)	$(1.46)
Weighted-average shares of common stock outstanding used in computing net loss per share of common stock, diluted	317,568,913	242,732,234	286,919,463	191,506,499

See the accompanying notes to the unaudited condensed consolidated financial statements.

AMYRIS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2021	2020	2021	2020
Comprehensive loss:
Net loss	$(33,961)	$(21,454)	$(308,565)	$(217,613)
Foreign currency translation adjustment	(7,494)	(797)	(4,759)	(5,701)
Total comprehensive loss	(41,455)	(22,251)	(313,324)	(223,314)
Income (loss) attributable to noncontrolling interest	1,017	(1,702)	(249)	(3,809)
Comprehensive loss attributable to Amyris, Inc.	$(40,438)	$(23,953)	$(313,573)	$(227,123)

See the accompanying notes to the unaudited condensed consolidated financial statements.

AMYRIS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT AND MEZZANINE EQUITY
(Unaudited)

	Preferred Stock		Common Stock
(In thousands, except number of shares)	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Noncontrolling Interest	Total Stockholders' Deficit	Mezzanine Equity - Contingently Redeemable Common Stock	Mezzanine Equity - Contingently Redeemable Noncontrolling Interest
Balances at December 31, 2020	8,280	$—	244,951,446	$24	1,957,224	$(47,375)	$(2,086,692)	$4,774	$(172,045)	$5,000	$—
Issuance of common stock and payment of minimum employee taxes withheld upon net share settlement of restricted stock	—	—	496,341	—	(2)	—	—	—	(2)	—	—
Issuance of common stock upon conversion of debt principal, net of 2,600,000 pre-delivery shares returned to Amyris	—	—	5,827,164	1	110,574	—	—	—	110,575	—	—
Issuance of common stock upon exercise of stock options	—	—	377,542	—	1,920	—	—	—	1,920	—	—
Issuance of common stock upon exercise of warrants	—	—	15,557,480	2	32,217	—	—	—	32,219	—	—
Issuance of common stock upon exercise of warrants - related party	—	—	6,056,944	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	4,281	—	—	—	4,281	—	—
Foreign currency translation adjustment	—	—	—	—		(2,038)	—	—	(2,038)	—	—
Net loss attributable to Amyris, Inc.	—	—	—	—		—	$(291,251)	$1,200	(290,051)	—	$—
Balances at March 31, 2021	8,280	$—	273,266,917	$27	$2,106,214	$(49,413)	$(2,377,943)	$5,974	$(315,141)	$5,000	$—
Issuance of contingently redeemable noncontrolling interest	—	—	—	—	(14,520)	—	—	—	(14,520)	—	28,520
Issuance of common stock and payment of minimum employee taxes withheld upon net share settlement of restricted stock	—	—	880,603	—	(1,479)	—	—	—	(1,479)	—	—
Issuance of common stock as purchase consideration in business combination	—	—	225,784	—	3,167	—	—	—	3,167	—	—
Issuance of common stock in public offering	—	—	8,805,345	1	130,792	—	—	—	130,793	—	—
Issuance of common stock upon conversion of debt principal	—	—	2,862,772	1	38,632	—	—	—	38,633	—	—
Issuance of common stock upon conversion of preferred stock	(8,280)	—	1,943,659	—	—	—	—	—	—	—	—
Issuance of common stock upon ESPP purchase	—	—	145,112	—	321	—	—	—	321	—	—
Issuance of common stock upon exercise of stock options	—	—	145,200	—	860	—	—	—	860	—	—
Issuance of common stock upon exercise of warrants	—	—	1,381,940	—	6,622	—	—	—	6,622	—	—
Issuance of common stock upon exercise of warrants - related party	—	—	8,057,966	1	5,744	—	—	—	5,745	—	—
Stock-based compensation	—	—	—	—	8,747	—	—	—	8,747	—	—
Foreign currency translation adjustment	—	—	—	—	—	4,773	—	—	4,773	—	—
Net income attributable to Amyris, Inc.	—	—			—	—	$15,381	$66	15,447	—	$—
Balances at June 30, 2021	—	$—	297,715,298	$30	$2,285,100	$(44,640)	$(2,362,562)	$6,040	$(116,032)	$5,000	$28,520
Issuance of common stock and payment of minimum employee taxes withheld upon net share settlement of restricted stock	—	—	1,180,864	—	—	—	—	—	—	—	—
Issuance of common stock as purchase consideration in business combinations	—	—	3,580,479	—	53,251	—	—	—	53,251	—	—
Issuance of common stock upon exercise of stock options	—	—	77,500	—	351	—	—	—	351	—	—
Issuance of common stock upon exercise of warrants	—	—	1,499,648	—	—	—	—	—	—	—	—
Issuance of common stock upon exercise of warrants - related party	—	—	3,778,230	1	10,834	—	—	—	10,835	—	—
Stock-based compensation	—	—	—	—	8,905	—	—	—	8,905	—	—
Foreign currency translation adjustment	—	—	—	—	—	(7,494)	—	—	(7,494)	—	—
Distribution to noncontrolling interest	—	—	—	—	—	—	—	(2,700)	(2,700)	—	—
Net loss attributable to Amyris, Inc.	—	—	—	—		—	(32,944)	(1,017)	(33,961)	—	—
Balances at September 30, 2021	—	$—	307,832,019	$31	$2,358,441	$(52,134)	$(2,395,506)	$2,323	$(86,845)	$5,000	$28,520

	Preferred Stock		Common Stock
(In thousands, except number of shares)	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Noncontrolling Interest	Total Stockholders' Deficit	Mezzanine Equity - Contingently Redeemable Common Stock	Mezzanine Equity - Contingently Redeemable Noncontrolling Interest
Balances at December 31, 2019	8,280	$—	117,742,677	$12	1,543,668	$(43,804)	$(1,755,653)	$609	$(255,168)	$5,000	$—
Issuance of common stock and warrants upon conversion of debt principal and accrued interest	—	—	6,337,594	1	21,259	—	—	—	21,260	—	—
Issuance of common stock in private placement	—	—	3,484,321	—	10,000	—	—	—	10,000	—	—
Issuance of common stock in private placement - related party	—	—	10,505,652	1	27,188	—	—	—	27,189	—	—
Issuance of common stock upon exercise of warrants	—	—	1,160,929	—	3,332	—	—	—	3,332	—	—
Issuance of common stock upon exercise of warrants - related party	—	—	24,165,166	2	68,763	—	—	—	68,765	—	—
Exercise of common stock rights warrant - related party	—	—	—	—	15,000	—	—	—	15,000	—	—
Issuance of common stock right warrant - related party	—	—	—	—	8,904	—	—	—	8,904	—	—
Modification of previously issued common stock warrants	—	—	—	—	1,286	—	—	—	1,286	—	—
Derecognition of liability warrants to equity	—	—	—	—	5,200	—	—	—	5,200	—	—
Issuance of common stock and payment of minimum employee taxes withheld upon net share settlement of restricted stock	—	—	495,581	—	(8)	—	—	—	(8)	—	—
Stock-based compensation	—	—	—	—	3,504	—	—	—	3,504	—	—
Foreign currency translation adjustment	—	—	—	—	—	(2,549)	—	—	(2,549)	—	—
Net loss attributable to Amyris, Inc.	—	—	—	—	—	—	(87,844)	—	(87,844)	—	—
Balances at March 31, 2020	8,280	—	163,891,920	16	1,708,096	(46,353)	(1,843,497)	609	(181,129)	5,000	—
Issuance of preferred and common stock in private placement, net of issuance costs	72,156		32,614,573	3	160,014				160,017	—	—
Issuance of preferred stock in private placement - related party, net of issuance costs	30,000		—	—	30,000				30,000	—	—
Issuance of common stock upon exercise of warrants			132,746	—	—				—	—	—
Issuance of common stock subsequent to exercise of common stock rights warrant in previous period - related party			5,226,481	1	(1)				—	—	—
Fair value of pre-delivery shares released to holder in connection with debt amendment			—	—	10,478				10,478	—	—
Derecognition of liability warrants to equity			—	—	6,550				6,550	—	—
Fair value of modification to previously issued common stock warrants			—	—	1,067				1,067	—	—
Return of pre-delivery shares previously issued in connection with debt agreement			(1,363,636)	—	—				—	—	—
Issuance of common stock upon conversion of debt principal and accrued interest, and the related derecognition of derivative liability to equity			3,246,489	—	15,778				15,778	—	—
Stock-based compensation			—	—	2,931				2,931	—	—
Issuance of common stock upon ESPP purchase			144,523	—	421				421	—	—
Issuance of common stock upon exercise of stock options			5,227	—	16				16	—	—
Issuance of common stock and payment of minimum employee taxes withheld upon net share settlement of restricted stock			720,100	—	(98)				(98)	—	—
Foreign currency translation adjustment			—	—	—	(2,355)			(2,355)	—	—
Net loss attributable to Amyris, Inc.			—	—	—		(110,422)	2,107	(108,315)	—	—
Balances at June 30, 2020	110,436	$—	204,618,423	$20	$1,935,252	$(48,708)	$(1,953,919)	$2,716	$(64,639)	$5,000	$—
Adjustment to costs incurred in connection with June 2020 issuance of preferred and common stock in private placement					20				20	—	—
Issuance of common stock upon automatic conversion of Series E preferred stock	(102,156)	—	34,052,084	4	(4)				—	—	—
Beneficial conversion feature related to issuance of Series E preferred stock					67,151				67,151	—	—
Deemed dividend upon conversion of Series E preferred stock into common stock					(67,151)				(67,151)	—	—
Stock-based compensation				—	3,438				3,438	—	—
Issuance of common stock and payment of minimum employee taxes withheld upon net share settlement of restricted stock			515,478	—	(295)				(295)	—	—
Foreign currency translation adjustment				—		(797)			(797)	—	—
Net loss attributable to Amyris, Inc.				—			(23,156)	1,702	(21,454)	—	—
Balances at September 30, 2020	8,280	$—	239,185,985	$24	$1,938,411	$(49,505)	$(1,977,075)	$4,418	$(83,727)	$5,000	$—

See the accompanying notes to the unaudited condensed consolidated financial statements.

AMYRIS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended Sep 30,
(In thousands)	2021	2020
Operating activities
Net loss	$(308,565)	$(217,613)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss (gain) from change in fair value of debt	204,359	(2,908)
Loss upon extinguishment of debt	27,058	51,954
Stock-based compensation	21,933	9,873
Loss from change in fair value of derivative instruments	12,826	6,498
Depreciation and amortization	6,526	6,740
Amortization of right-of-use assets under operating leases	2,455	2,103
Accretion of debt discount	2,672	3,119
Loss from investment in affiliate	567	1,058
Amortization of intangible assets	480	—
Loss (gain) on foreign currency exchange rates	106	(583)
Non-cash interest expense in connection with release of pre-delivery shares to holder in connection with debt amendment	—	10,478
Contract asset credit loss reserve	—	8,342
Non-cash interest expense in connection with modification of warrants	—	1,066
Non-cash interest expense added to debt principal	—	100
Other	—	55
Changes in assets and liabilities:
Accounts receivable	(1,163)	(7,736)
Contract assets	(132)	(1,939)
Inventories	(27,317)	(10,561)
Deferred cost of products sold - related party	7,497	(4,820)
Prepaid expenses and other assets	(26,073)	696
Accounts payable	39,570	(20,201)
Accrued and other liabilities	3,061	(1,259)
Lease liabilities	(3,758)	(3,352)
Contract liabilities	(1,265)	3,077
Net cash provided by (used in) operating activities	(39,163)	(165,813)
Investing activities
Purchases of property, plant and equipment	(22,119)	(9,619)
Acquisitions, net of cash acquired	(18,462)	—
Net cash used in investing activities	(40,581)	(9,619)
Financing activities
Proceeds from issuance of common stock in public offering, net of issuance costs	130,793	—
Proceeds from exercises of warrants	38,841	3,332
Proceeds from exercises of warrants - related party	16,580	13,998
Proceeds from issuance of contingently redeemable noncontrolling interest in subsidiary	10,000	—
Proceeds from exercises of common stock options	3,131	16
Proceeds from issuance of common stock upon ESPP purchase	321	421
Principal payments on debt	(25,938)	(46,766)
Principal payments on financing leases	(2,993)	(2,578)
Distribution to noncontrolling interest	(2,700)	—
Issuance costs incurred in connection with debt modification	(2,500)	—
Payment of minimum employee taxes withheld upon net share settlement of restricted stock units	(1,481)	(401)
Proceeds from issuance of common and preferred stock in private placement, net of issuance costs	—	170,037
Proceeds from issuance of common and preferred stock in private placement, net of issuance costs - related party	—	45,000
Proceeds from issuance of debt, net of issuance costs	—	15,279
Proceeds from exercise of common stock rights warrant - related party	—	15,000
Net cash provided by financing activities	164,054	213,338
Effect of exchange rate changes on cash, cash equivalents and restricted cash	402	(36)
Net increase in cash, cash equivalents and restricted cash	84,712	37,870
Cash, cash equivalents and restricted cash at beginning of period	31,422	1,699
Cash, cash equivalents and restricted cash at end of the period	$116,134	$39,569

Reconciliation of cash, cash equivalents and restricted cash to the condensed consolidated balance sheets
Cash and cash equivalents	$114,887	$38,280
Restricted cash, current	286	329
Restricted cash, noncurrent	961	960
Total cash, cash equivalents and restricted cash	$116,134	$39,569

See the accompanying notes to the unaudited condensed consolidated financial statements.

AMYRIS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, Continued
(Unaudited)

	Nine Months Ended September 30,
(In thousands)	2021	2020
Supplemental disclosures of cash flow information:
Cash paid for interest	$5,459	$13,858

Supplemental disclosures of non-cash investing and financing activities:
Accrued interest added to debt principal	$—	$2,056
Acquisition of right-of-use assets under operating leases	$3,397	$—
Common stock and warrants issued in exchange for debt principal and accrued interest reduction	$149,208	$27,650
Common stock issued as purchase consideration in business combinations	$56,418	$—
Contingently redeemable noncontrolling interest issued in subsidiary in exchange for settlement of other liabilities	$4,000	$—
Derecognition of derivative liabilities to equity upon extinguishment of debt	$59	$6,461
Derecognition of derivative liabilities upon authorization of shares	$—	$6,550
Derecognition of derivative liabilities upon exercise of warrants	$—	$5,200
Fair value of embedded features in connection with private placement	$—	$2,962
Fair value of warrants and embedded features recorded as debt discount in connection with debt issuances	$—	$188
Fair value of warrants and embedded features recorded as debt discount in connection with debt issuances - related party	$—	$747
Goodwill recorded in connection with business combinations	$130,927	$—
Intangible assets recorded in connection with business combinations	$40,707	$—
Reclassification of Additional paid-in capital to Mezzanine equity in connection with issuance of contingently redeemable noncontrolling interest in subsidiary	$14,520	$—
Unpaid property, plant and equipment balances in accounts payable and accrued liabilities at end of period	$5,756	$2,100
Warrants exercised in exchange for debt principal and interest reduction	$—	$69,618

See the accompanying notes to the unaudited condensed consolidated financial statements.

AMYRIS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Basis of Presentation and Summary of Significant Accounting Policies

As a leading synthetic biotechnology company and a top supplier of sustainable and natural ingredients, Amyris, Inc. and its subsidiaries (collectively, Amyris or the Company) leverage its proprietary Lab-to-MarketTM operating platform to engineer, manufacture and market high performance, natural and sustainably sourced products. This platform is comprised of computational, strain construction, screening, and analytics tools, advanced lab automation, and data integration. Through its Lab-to-Market platform, the Company rapidly engineers microbes and uses them as catalysts to metabolize renewable, plant-sourced sugars into high-value ingredients that the Company manufactures at industrial scale. The Company has successfully developed, produced and commercialized many distinct molecules.

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

Significant Accounting Policies

Note 1, "Basis of Presentation and Summary of Significant Accounting Policies", to the audited consolidated financial statements in the 2020 Form 10-K includes a discussion of the significant accounting policies and estimates used in the preparation of the Company’s condensed consolidated financial statements. Except as noted below, there have been no material changes to the Company's significant accounting policies and estimates during the nine months ended September 30, 2021.

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

Contingent consideration is measured at its acquisition-date fair value and included as part of the consideration transferred in a business combination. Contingent consideration that is classified as an asset or a liability is remeasured at subsequent reporting dates in accordance with ASC 805, “Contingencies”, as appropriate, with the corresponding gain or loss being recognized in profit or loss.

See Note 7, “Acquisitions”.

Goodwill

Goodwill represents the excess of the cost over the fair value of net assets acquired from the Company's business combinations. Goodwill is not subject to amortization and is assessed for impairment using fair value measurement techniques on an annual basis, during the fourth quarter, or more frequently if facts and circumstance warrant such a review. Goodwill is assigned to reporting units within the company. The Company has the option to first perform a qualitative assessment to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying value. However, the Company may elect to bypass the qualitative assessment and proceed directly to the quantitative impairment tests, whereby the fair value of a reporting unit is compared with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered impaired. If the carrying amount of the reporting unit exceeds its estimated fair value, an impairment loss is recognized in an amount equal to the excess, up to the carrying value of the goodwill. No impairment of goodwill has occurred during the periods presented in these condensed consolidated financial statements.

Intangible Assets

Intangible assets are comprised primarily of customer relationships, trademarks and trade names, developed technology, patents and other acquired through business combinations. Intangible assets are recorded at cost less accumulated amortization and impairment losses, if any.

Intangible assets acquired in a business combination are measured at fair value at the acquisition date. Amortization periods of assets with finite lives are based on management’s estimates at the date of acquisition. The fair value of intangibles assets is determined based on a complex series of judgments about future events and uncertainties and relies heavily on estimates and assumptions. We believe the assumptions are representative of those a market participant would use in estimating fair value. The fair values of the intangible assets were determined to be Level 3 under the fair value hierarchy. Level 3 inputs are unobservable inputs for an asset or liability. Unobservable inputs are used to measure fair value to the extent that observable inputs are not available thereby allowing for fair value estimates to be made in situations in which there is little, if any, market activity for an asset or liability at the measurement date. For more information on the fair value hierarchy, see Note 3 of the Notes to the Condensed Consolidated Financial Statements. We consider the period of expected cash flows and underlying data used to measure the fair value of the intangible assets when selecting a useful life. Intangible assets with finite useful lives are amortized using an accelerated amortization method reflecting the pattern in which the asset will be consumed if that pattern can be reliably determined. If that pattern cannot be reliably determined, a straight-line amortization method is utilized.

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

Accounting Standards or Updates Recently Adopted

In the nine months ended September 30, 2021, the Company adopted these accounting standards or updates:

Accounting for Income Taxes. In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes (Topic 740). The amendments in ASU 2019-12 simplify the accounting for income taxes by removing certain exceptions to the general principles in ASC Topic 740, Income Taxes. The amendments also improve consistent application of and simplify U.S. GAAP for other areas of ASC Topic 740 by clarifying and amending existing guidance. ASU 2019-12 became effective for the Company in the first quarter of fiscal year 2021. The adoption of this standard did not have any impact on the Company’s condensed consolidated financial statements.

Equity Securities, Equity-method Investments and Certain Derivatives. In January 2020, the FASB issued ASU 2020-01, Investments-Equity Securities (Topic 321), Investments-Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815)-Clarifying the Interactions between Topic 321, Topic 323, and Topic 815. The guidance provides clarification of the interaction of rules for equity securities, the equity method of accounting and forward contracts and purchase options on certain types of securities. ASU 2020-01 became effective for the Company in the first quarter of 2021. The adoption of this standard did not have any impact on the Company’s condensed consolidated financial statements.

Accounting Standards or Updates Not Yet Adopted

Credit Losses. In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments. ASU 2016-13 requires entities to measure all expected credit losses for most financial assets held at the reporting date based on an expected loss model which includes historical experience, current conditions, and reasonable and supportable forecasts. Entities will now use forward-looking information to better form their credit loss estimates. ASU 2016-13 also requires enhanced disclosures to help financial statement users better understand significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an entity's portfolio. ASU 2016-13 will be effective for the Company in the first quarter of 2023. The Company is currently evaluating the impact this standard will have on its consolidated financial statements and related disclosures.

Convertible Debt, and Derivatives and Hedging. In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, to improve financial reporting associated with accounting for convertible instruments and contracts in an entity’s own equity. ASU 2020-06 will be effective for the Company in the first quarter of 2022. The Company is currently evaluating the amended guidance and the impact on its consolidated financial statements and related disclosures.

2. Balance Sheet Details

Allowance for Doubtful Accounts

(In thousands)	Balance at Beginning of Period	Provisions	Write-offs, Net	Balance at End of Period
Nine months ended September 30, 2021	$137	$806	$(4)	$939
Nine months ended September 30, 2020	$45	$57	$—	$102

Inventories

(In thousands)	September 30, 2021	December 31, 2020
Raw materials	$29,368	$11,800
Work-in-process	6,443	10,760
Finished goods	36,251	20,302
Inventories	$72,062	$42,862

Deferred cost of products sold - related party

(In thousands)	September 30, 2021	December 31, 2020
Deferred cost of products sold - related party	$9,182	$9,801
Deferred cost of products sold, noncurrent - related party	3,061	9,939
Total	$12,243	$19,740

Amounts reported as "Deferred cost of products sold - related party" are in connection with an agreement with Koninklijke DSM N.V. (DSM) under which DSM will provide capacity for sweetener production at DSM's Brotas, Brazil manufacturing facility through December 2022. The deferred cost of products sold asset is being expensed to cost of products sold on a units of production basis as the Company's sweetener product is sold over the five-year term of the supply agreement. During the three and nine months ended September 30, 2021, the Company expensed $0.2 million and $3.5 million, respectively, of the deferred cost of products sold asset to cost of products sold. During the three and nine months ended September 30, 2020, the Company expensed $0.7 million and $2.0 million, respectively, of the deferred cost of products sold asset to cost of products sold. Inception-to-date amortization through September 30, 2021 totaled $8.3 million.

Prepaid expenses and other current assets

(In thousands)	September 30, 2021	December 31, 2020
Prepayments, advances and deposits	$23,043	$6,637
Non-inventory production supplies	3,306	3,989
Recoverable taxes from Brazilian government entities	1,065	1,063
Other	2,959	1,414
Total prepaid expenses and other current assets	$30,373	$13,103

Property, Plant and Equipment, Net

(In thousands)	September 30, 2021	December 31, 2020
Machinery and equipment	$51,641	$50,415
Leasehold improvements	45,195	45,197
Computers and software	8,399	6,741
Furniture and office equipment, vehicles and land	3,714	3,507
Construction in progress	28,646	7,250
	137,595	113,110
Less: accumulated depreciation and amortization	(84,471)	(80,235)
Property, plant and equipment, net	$53,124	$32,875

During the three and nine months ended September 30, 2021 and 2020, depreciation and amortization expense, including amortization of right-of-use assets under financing leases, was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2021	2020	2021	2020
Depreciation and amortization expense	$2,226	$1,905	$4,300	$5,300

Goodwill

The changes in the carrying amount of goodwill were as follows:

(In thousands)	September 30, 2021
Balance at beginning of year	$—
Acquisitions	130,927
Effect of currency translation adjustment	(2,235)
Ending balance	$128,692

Additions to goodwill during the nine months ended September 30, 2021 related to acquisitions completed during the period. See Note 7, "Acquisitions".

Intangible Assets, Net

During the nine months ended September 30, 2021, the Company recorded $40.1 million of intangible assets which related to customer relationships, and trademarks and trade names, developed technology and patents as a result of the acquisitions completed during the period. See Note 7, "Acquisitions".

The following table summarizes the components of intangible assets (in thousands, except estimated useful life):

	September 30, 2021
Amounts in thousands	Estimated Useful Life (in Years)	Gross	Accumulated Amortization	Net
Trademarks and trade names	10	$11,472	$(301)	$11,171
Customer relationships	5 - 16	8,187	(124)	8,063
Developed technology	12	19,884	(50)	19,834
Patents	17	600	(6)	594
Total intangible assets		$40,143	$(481)	$39,662

The Company amortizes intangible assets on a straight-line basis over their useful lives. Amortization expense for intangible assets was approximately $0.3 million and $0.5 million for the three and nine months ended September 30, 2021 and is included in general and administrative expenses.

Total future amortization estimated as of September 30, 2021 is as follows (in thousands):

Amounts in thousands
2021 (remainder)	$496
2022	2,287
2023	3,551
2024	4,590
2025	4,792
Thereafter	23,946
Total future amortization	$39,662

Leases

Operating Leases

The Company has operating leases primarily for administrative offices, laboratory equipment and other facilities. The operating leases have remaining terms that range from 1 to 10 years, and often include one or more options to renew. These renewal terms can extend the lease term for an additional 1 to 5 years and are included in the lease term when it is reasonably certain that the Company will exercise the option. The operating leases are classified as ROU assets under operating leases on the Company's condensed consolidated balance sheets and represent the Company’s right to use the underlying asset for the lease term. The Company’s obligation to make operating lease payments is included in "Lease liabilities" and "Lease liabilities, net of current portion" on the Company's condensed consolidated balance sheets. Operating lease right-of-use assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. The Company had $11.0 million and $10.1 million of right-of-use assets as of September 30, 2021 and December 31, 2020, respectively. Operating lease liabilities were $14.5 million and $15.0 million as of September 30, 2021 and December 31, 2020, respectively. During the three months ended September 30, 2021 and 2020, respectively, the Company recorded $2.3 million and $2.1 million of operating lease amortization that was charged to expense, of which $0.3 million and $0.3 million was recorded to cost of products sold. During the nine months ended September 30, 2021 and 2020, respectively, the Company recorded $5.8 million and $5.9 million of operating lease amortization that was charged to expense, of which $0.7 million and $0.9 million was recorded to cost of products sold.

Because the rate implicit in each lease is not readily determinable, the Company uses its incremental borrowing rate to determine the present value of the lease payments. The Company has certain contracts for real estate and marketing which may contain lease and non-lease components which it has elected to treat as a single lease component.

Information related to the Company's right-of-use assets and related lease liabilities were as follows:

	Nine Months Ended September 30,
	2021	2020
Cash paid for operating lease liabilities, in thousands	$5,659	$5,759
Right-of-use assets obtained in exchange for new operating lease obligations, in thousands	$3,397	$—
Weighted-average remaining lease term	3.5	2.5
Weighted-average discount rate	17.6%	18.0%

Financing Leases

The Company has financing leases primarily for laboratory equipment. Assets purchased under financing leases are included in "Right-of-use assets under financing leases, net" on the condensed consolidated balance sheets. For financing leases, the associated assets are depreciated or amortized over the shorter of the relevant useful life of each asset or the lease term. Accumulated amortization of assets under financing leases totaled $6.1 million and $4.6 million as of September 30, 2021 and December 31, 2020, respectively.

Maturities of Financing and Operating Leases

Maturities of lease liabilities as of September 30, 2021 were as follows:

Years ending December 31: (In thousands)	Financing Leases	Operating Leases	Total Leases
2021 (Remaining Three Months)	$1,205	$2,143	$3,348
2022	21	8,896	8,917
2023	21	4,157	4,178
2024	21	739	760
2025	21	613	634
Thereafter	15	5,406	5,421
Total lease payments	1,304	21,954	23,258
Less: amount representing interest	(59)	(7,446)	(7,505)
Total lease liability	$1,245	$14,508	$15,753

Current lease liability	$1,182	$6,786	$7,968
Noncurrent lease liability	63	7,722	7,785
Total lease liability	$1,245	$14,508	$15,753

Other Assets

(In thousands)	September 30, 2021	December 31, 2020
Advance payment for manufacturing equipment	$3,000	$—
Equity-method investment	2,472	2,380
Deposits	130	128
Other	1,151	1,196
Total other assets	$6,753	$3,704

Accrued and Other Current Liabilities

(In thousands)	September 30, 2021	December 31, 2020
Beauty Labs deferred consideration payable(1)	$31,921	$—
Accrued interest	9,112	9,327
Payroll and related expenses	8,491	8,230
Asset retirement obligation(2)	3,371	3,041
Professional services	3,304	994
Contract termination fees	2,554	5,344
Tax-related liabilities	907	656
Ginkgo partnership payments obligation	878	878
Other	2,143	2,237
Total accrued and other current liabilities	$62,681	$30,707
______________
(1)    The Beauty Labs deferred consideration will be settled with Amyris common stock in February 2022.See Note 7, "Acquisitions", for additional information.
(2)    The asset retirement obligation represents liabilities incurred but not yet discharged in connection with our 2013 abandonment of a partially constructed facility in Pradópolis, Brazil.

Other noncurrent liabilities

(In thousands)	September 30, 2021	December 31, 2020
Liability in connection with acquisition of equity-method investment	$8,196	$6,771
Ginkgo partnership payments obligation, net of current portion	8,076	7,277
Liability for unrecognized tax benefit	7,666	7,496
Contract liabilities, net of current portion	111	111
Other	130	1,099
Total other noncurrent liabilities	$24,179	$22,754

3. Fair Value Measurement

Liabilities Measured and Recorded at Fair Value on a Recurring Basis

The following tables summarize liabilities measured at fair value, and the respective fair value by input classification level within the fair value hierarchy:

(In thousands)	September 30, 2021				December 31, 2020
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Liabilities
Foris Convertible Note (LSA Amendment)	$—	$—	$273,137	$273,137	$—	$—	$123,164	$123,164
Contingent consideration	—	—	65,077	65,077	—	—	—	—
Freestanding derivative instruments issued in connection with other debt and equity instruments	—	—	21,340	21,340	—	—	8,451	8,451
Embedded derivatives bifurcated from debt instruments	—	—	125	125	—	—	247	247
Senior Convertible Notes	—	—	—	—	—	—	53,387	53,387
Total liabilities measured and recorded at fair value	$—	$—	$359,679	$359,679	$—	$—	$185,249	$185,249

The Company did not hold any financial assets to be measured and recorded at fair value on a recurring basis as of September 30, 2021 and December 31, 2020. Also, there were no transfers between the levels during the nine months ended September 30, 2021 or the year ended December 31, 2020.

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

Fair Value of Debt — Foris Convertible Note

At September 30, 2021, the contractual outstanding principal of the Foris Convertible Note was $50.0 million, and fair value was $273.1 million. The Company remeasured the fair value of the Foris Convertible Note under a binomial lattice model (which is discussed in further detail below) using the following inputs: (i) $13.73 stock price, (ii) 15% discount yield, (iii) 0.07% risk free interest rate (iv) 45% equity volatility and (v) 5% probability of change in control. The Company assumed that if a change of control event were to occur, it would occur at the end of the calendar year. For the three and nine months ended September 30, 2021, the Company recorded a gain of $52.3 million and a loss of $150.0 million, respectively, related to change in fair value of the Foris Convertible Note. The most sensitive input to the valuation model is the Company’s stock price in relation to the $3.00 conversion price.

Fair Value of Debt — Senior Convertible Notes

During the nine months ended September 30, 2021, the holders of the Senior Convertible notes elected to convert all of their $30.0 million principal into common stock. See Note 4, "Debt", for additional information.

For the three and nine months ended September 30, 2021, the Company recorded losses of zero and $54.4 million, respectively, from change in fair value of debt in connection with fair value remeasurement of the Senior Convertible Notes, as follows:

In thousands
Fair value at December 31, 2020	$53,387
Loss from change in fair value	54,386
Less: principal converted into common stock	(30,020)
Less: fair value adjustment extinguished upon conversion of debt principal	(77,753)
Fair value at September 30, 2021	$—

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

Derivative Liabilities Recognized in Connection with the Issuance of Debt Instruments

The following table provides a reconciliation of the beginning and ending balances for the Company's derivative liabilities recognized in connection with the issuance of debt instruments, either freestanding or embedded, measured at fair value using significant unobservable inputs (Level 3):

(In thousands)	Derivative Liability
Balance at December 31, 2020	$8,698
Change in fair value of derivative instruments	12,826
Derecognition on settlement or extinguishment	(59)
Balance at September 30, 2021	$21,465

Freestanding Derivative Instruments

On February 28, 2020, the Company entered into forbearance agreements with certain affiliates of the Schottenfeld Group LLC (the Lenders) related to certain defaults under the Schottenfeld Notes. In connection with entering into the forbearance agreements, the Company committed to issuing warrants (Warrants) to the Lenders under certain contingent events for 1.9 million shares of common stock at a $2.87 purchase price and a two-year term. The contingent obligation to issue the Warrants did not meet the derivative scope exception or equity classification criteria and was accounted for as a derivative liability and remeasured each reporting period until settled or extinguished with subsequent changes in fair value recorded through the statement of operations. The fair value of the Warrants derivative liability was determined using a Black-Scholes-Merton option pricing model based on the input assumptions for liability classified warrants table in the valuation methodology section below. At September 30, 2021, the fair value of the contingently issuable Warrants derivative liability was $21.3 million. For the three and nine months ended September 30, 2021, the Company recorded a $4.8 million gain and a $12.9 million loss, respectively, on change in fair value of the freestanding derivative instruments.

Valuation Methodology and Approach to Measuring the Derivative Liabilities

Substantially all the outstanding liabilities associated with the Company’s derivatives at September 30, 2021 and December 31, 2020 represent the fair value of freestanding equity instruments. See Note 4, "Debt", and Note 6, "Stockholders' Deficit" for further information regarding these host instruments. There is no current observable market for these types of derivatives and, as such, the Company determined the fair value of the freestanding instruments using the Black-Scholes-Merton option pricing model, which is discussed in more detail below.

The Company used the Black-Scholes-Merton option pricing model to determine the fair value of its liability classified warrants as of September 30, 2021 and December 31, 2020. Input assumptions for these freestanding instruments are as follows:

	Range for the Period
Input assumptions for liability classified warrants:	September 30, 2021	December 31, 2020
Fair value of common stock on issue date	$13.73	$2.56 – $6.18
Exercise price of warrants	$2.87	$2.87 – $3.25
Expected volatility	107%	94% – 117%
Risk-free interest rate	0.28%	0.13% – 1.58%
Expected term in years	2	1 – 2
Dividend yield	0.0%	0.0%

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

Acquisition related contingent consideration

The fair value of acquisition related contingent consideration (Earnout Payments) was determined using a Monte Carlo simulation to estimate the probability of the acquired business units achieving the relevant financial and operational milestones. The model results reflect the time value of money, non-performance risk within the required time frame and the risk due to uncertainty in the estimated cash flows. Key inputs to the Monte Carlo simulation for the Costa Brazil acquisition were: Revenue Risk Adjustment of 27%, Annual Revenue Volatility of 68%, EBITDA Risk Adjustment of 32%, and Annual EBITDA Volatility of 85%. Key inputs to the Monte Carlo simulations for the Olika, MG Empower and Beauty Labs acquisitions were: Revenue Risk Adjustment of 1.5% to 2.3% and Annual Revenue Volatility of 12.5% to 15%. A significant decrease or increase in an acquired business unit’s financial performance and the timing of such changes could materially decrease or increase the fair value of contingent consideration period over period. Contingent consideration is recorded in other liabilities in the accompanying consolidated balance sheets.

The fair value of contingent consideration is classified as Level 3. The changes in fair value are as follows:

(In thousands)	September 30, 2021
Beginning balance January 1, 2021	$—
Costa Brazil	8,100
MG Empower	4,071
Olika	13,778
Beauty Labs	39,128
Change in fair value of contingent consideration	—
Ending balance September 30, 2021	$65,077

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

Assets and Liabilities Recorded at Carrying Value

Financial Assets and Liabilities

The carrying amounts of certain financial instruments, such as cash equivalents, accounts receivable, prepaid expenses and other current assets, accounts payable and other current accrued liabilities, approximate fair value due to their relatively short maturities and low market interest rates, if applicable. Loans payable and credit facilities are recorded at carrying value, which is representative of fair value at the date of acquisition. The Company estimates the fair value of these instruments using observable market-based inputs (Level 2). The carrying amount (the total amount of net debt presented on the balance sheet) of the Company's debt at September 30, 2021 and at December 31, 2020, excluding the debt instruments recorded at fair value, was $49.2 million and $86.5 million, respectively. The fair value of such debt at September 30, 2021 and at December 31, 2020 was $54.6 million and $83.3 million, respectively, and was determined by (i) discounting expected cash flows using current market discount rates estimated for certain of the debt instruments and (ii) using third-party fair value estimates for the remaining debt instruments.

4. Debt

Net carrying amounts of debt are as follows:

	September 30, 2021				December 31, 2020
(In thousands)	Principal	Unaccreted Debt Discount	Change in Fair Value	Net	Principal	Unaccreted Debt Discount	Change in Fair Value	Net
Convertible notes payable
Senior convertible notes	$—	$—	$—	$—	$30,020	$—	$23,367	$53,387

Related party convertible notes payable
Foris convertible note (due July 2022)	50,041	—	223,096	273,137	50,041	—	73,123	123,164

Loans payable and credit facilities
Ginkgo note (due October 2022)	12,000	—	—	12,000	12,000	—	—	12,000
Naxyris note(1) (due July 2022)	23,914	(248)		23,666	23,914	(493)	—	23,421
Nikko notes (maturity date January 2026)	128	—	—	128	2,802	(759)	—	2,043
Schottenfeld notes	—	—	—	—	12,500	(240)	—	12,260
Other loans payable (revolving)	919	—	—	919	1,227	—	—	1,227
	36,961	(248)	—	36,713	52,443	(1,492)	—	50,951
Related party loans payable
DSM notes (due April 2022)	10,000	(2,504)	—	7,496	33,000	(2,443)	—	30,557
Foris note (due December 2022)	5,000	—	—	5,000	5,000	—	—	5,000
	15,000	(2,504)	—	12,496	38,000	(2,443)	—	35,557
Total debt	$102,002	$(2,752)	$223,096	322,346	$170,504	$(3,935)	$96,490	263,059
Less: current portion				(305,247)				(77,437)
Long-term debt, net of current portion				$17,099				$185,622

(1) Naxyris was a related party at December 31, 2020, but ceased to be a related party upon Carole Piwnica’s departure from the Company’s Board of Directors on May 29, 2021. For the purpose of comparability, the condensed consolidated balance sheets classify the Naxyris note as nonrelated party debt at both September 30, 2021 and December 31, 2020.

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

See the Company's 2020 Form 10-K, Note 4, “Debt” for additional information regarding the DSM notes.

Nikko Note Extinguishment

In July 2021, the Company repaid the remaining $2.5 million principal on a note owed to Nikko Chemicals Co., Ltd. The note was scheduled to mature in December 2029. At the repayment date, there was $0.7 million of unaccreted debt discount on the note, which the Company extinguished, resulting in a $0.7 million loss on extinguishment of debt for the three months ended September 30, 2021.

Future Minimum Payments

Future minimum payments under the Company's debt agreements as of September 30, 2021 are as follows:

(In thousands)	Loans Payable and Credit Facilities	Related Party Convertible Notes	Related Party Loans Payable and Credit Facilities	Total
2021 (Remaining Three Months)	$2,155	$—	$500	$2,655
2022	38,381	59,578	16,898	114,857
2023	33	—	—	33
2024	32	—	—	32
2025	30	—	—	30
Thereafter	6	—	—	6
Total future minimum payments	40,637	59,578	17,398	117,613
Less: amount representing interest	(3,676)	(9,537)	(2,398)	(15,611)
Present value of minimum debt payments	36,961	50,041	15,000	102,002
Less: current portion of debt principal	(24,862)	(50,041)	(10,000)	(84,903)
Noncurrent portion of debt principal	$12,099	$—	$5,000	$17,099

5. Mezzanine Equity

Gates Foundation

Contingently redeemable common stock as of September 30, 2021 and December 31, 2020 is comprised of proceeds from shares of common stock sold on May 10, 2016 to the Bill & Melinda Gates Foundation (the Gates Foundation). In connection with the stock sale, the Company and the Gates Foundation entered into an agreement under which the Company agreed to expend an aggregate amount not less than the proceeds from the stock sale to develop a yeast strain that produces artemisinic acid and/or amorphadiene at a low cost and to supply such artemisinic acid and amorphadiene to companies qualified to convert artemisinic acid and amorphadiene to artemisinin for inclusion in artemisinin combination therapies used to treat malaria. If the Company defaults on its obligation to use the proceeds from the stock sale as set forth above or defaults under certain other commitments in the agreement, the Gates Foundation will have the right to request that the Company redeem, or facilitate the purchase by a third party, the shares then held by the Gates Foundation at a price per share equal to the greater of (i) the closing price of the Company’s common stock on the trading day prior to the redemption or purchase, as applicable, or (ii) an amount equal to $17.10 plus a compounded annual return of 10%. The Company concluded a redemption event was not probable to occur. As of September 30, 2021, the Company's remaining research and development obligation under this arrangement was $0.3 million.

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

The redemption price of this common-share noncontrolling interest is considered to be at fair value on the redemption date. Ingredion’s noncontrolling interest is not currently redeemable and the Company concluded a contingent redemption event is not probable to occur. The primary redemption contingency relates to a decrease in Ingredion’s ownership percentage below 8.4%, which is not likely to occur given that capital transactions require the unanimous consent of each member. Consequently, the noncontrolling interest will not be subsequently remeasured to its redemption amount until such contingency event and the related redemption are probable to occur; however, the Company will continue to reflect the attribution of any losses and distribution of dividends to the noncontrolling interest each quarter in accordance with ASC 810-10. The Company recorded the $28.5 million noncontrolling interest in RealSweet as Mezzanine equity - contingently redeemable noncontrolling interest, which represents the value of Ingredion’s 31% ownership interest in the net assets of the RealSweet subsidiary and recorded a $14.5 million decrease to additional paid in capital for the difference between the fair value of the consideration received and Ingredion's ownership interest claims against the net assets of the RealSweet subsidiary. Under the terms of the MIPA, Amyris, Inc., is funding the cash construction costs of the project, which are estimated to be approximately $72 million. As of

September 30, 2021, the Company has funded approximately $42.5 million towards the project and has $40.3 million of contractual purchase commitments for construction related costs.

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

Warrants and Rights Activity Summary

In connection with various debt and equity transactions (see Note 4, “Debt” above, and Note 4, "Debt" and Note 6, “Stockholders’ Deficit” in Part II, Item 8 of the 2020 Form 10-K), the Company has issued warrants exercisable for shares of common stock. The following table summarizes warrants outstanding at September 30, 2021:

Transaction	Year Issued	Expiration Date	Number Outstanding as of September 30, 2021	Exercise Price per Share as of September 30, 2021
Silverback warrant	2020	July 10, 2022	1,000,000	$3.25
January 2020 warrant exercise right shares	2020	January 31, 2022	431,378	$2.87
May 2019 6.50% Note Exchange warrants	2019	January 31, 2022	960,225	$2.87
May 2017 cash warrants	2017	July 10, 2022	1,863,056	$2.87
May 2017 dilution warrant	2017	July 10, 2022	56,910	$—
July 2015 related party debt exchange	2015	July 29, 2025	58,690	$0.15
Other	2011	December 23, 2021	1,406	$160.05
			4,371,665

Warrant Exercises

During the nine months ended September 30, 2021, warrant-holders exercised warrants to purchase 40.1 million shares of the Company’s common stock at a weighted-average exercise price of $2.67 per share, for proceeds to the Company of $55.4 million.

7. Acquisitions

The purchase accounting for the net assets acquired, including goodwill, and the fair value of the contingent consideration for the following acquisitions is preliminarily recorded based on available information and incorporates management's best estimates. The purchase accounting for taxes remains preliminary pending receipt of certain information required to finalize the determination of fair value. The net assets acquired in the transaction are generally recorded at their estimated acquisition-date fair values, while transaction costs associated with the acquisition are expensed as incurred. These transactions were accounted for by the acquisition method, and accordingly, the results of operations were included in the Company’s consolidated financial statements from their respective acquisition dates. Pro forma financial information is not presented as amounts are not material to the Company’s consolidated financial statements.

Costa Brazil

On May 7, 2021, the Company acquired 100% of the outstanding equity of Upland 1 LLC, also known as Costa Brazil, a privately held company providing consumer products made and inspired by pure, potent, enriching ingredients, sustainably sourced from the Brazilian Amazon. The acquisition allows the Company to further expand its consumer product offering and to leverage its science platform and fermentation technology to develop and scale Costa Brazil products.

Costa Brazil was acquired for total purchase consideration with a fair value of $11.6 million. The following table summarizes the components of the purchase consideration:

(In thousands)	Paid at Closing	Contingent Consideration	Total
Cash payments	$314	$—	$314
Amyris common stock value	3,167	70,000	73,167
Fair value adjustments	—	(61,900)	(61,900)
Total consideration	$3,481	$8,100	$11,581

Total contractual contingent payments based on achieving 100% of the at-target measurement range from $0 to $70 million and are payable annually up to $10 million each year for six years after acquisition plus a one-time $10 million payment, upon the successful achievement of annual product revenue targets and certain cost milestones. The $70 million of at-target contingent consideration payments have been adjusted to fair value based on the passage of time and likelihood of achieving the relevant milestones (see Note 3, "Fair Value Measurement") and are recorded as other liabilities in the accompanying condensed consolidated balance sheets. Allocation of the contingent consideration payments between short-term and long-term liabilities on the accompanying consolidated balance sheets is based on management’s best estimates of when the relevant milestone will be achieved.

The $11.6 million total purchase consideration is allocated to tangible net assets, identifiable intangible assets related to trademarks, trade names, website domain names, other social media intellectual property and customer relationships based on the estimated fair value of each asset. The excess purchase price over the fair value of the net assets and identifiable intangible assets was recorded as goodwill. Goodwill represents the value of the acquired workforce, time to market and the synergies generated between the Company and Costa Brazil (see Note 2, "Balance Sheet Details").

The following table summarizes the purchase price allocation:

(In thousands)
Net tangible assets	$(540)
Trademarks, trade names and other intellectual property	6,949
Customer relationships	1,158
Goodwill	4,014
Total consideration	$11,581

Acquisition-related costs totaled $0.3 million and are included in general and administrative expense.

MG Empower Ltd.

On August 11, 2021, the Company entered into a Share Purchase Agreement with MG Empower Ltd. (MG Empower) and the securityholders of MG Empower for the acquisition of the outstanding shares of MG Empower, a U.K.-based privately held company providing influencer marketing and digital innovation services. Amyris' acquisition of MG Empower represents its continued investment in the future of marketing innovation by establishing a unique operating model that places digital technology and influencer marketing at the core of its consumer growth strategy.

MG Empower was acquired for total purchase consideration of $14.6 million, consisting of cash of $3.1 million, Amyris stock of $7.4 million and contingent consideration with a fair value of $4.1 million. The contingent consideration consists of three potential payments (the Earnout Payments) of up to $20.0 million in total that are based on achieving certain thresholds of revenue for the calendar years ending on December 31, 2022, December 31, 2023 and December 31, 2024. The portion of the Earnout Payments due to the nonemployee shareholders are treated as consideration transferred, the fair value of which in the amount of $4.1 million is recorded as other liabilities in the accompanying condensed consolidated balance sheets. Allocation of the contingent consideration payments between short-term and long-term liabilities on the accompanying consolidated balance sheets is based on management’s best estimates of when the relevant milestone will be achieved.

The following table summarizes the purchase price allocation:

(In thousands)
Net tangible assets	$(800)
Trademarks, trade names and other intellectual property	1,900
Customer relationships and influencer network database	2,600
Goodwill	10,871
Total consideration	$14,571

Olika Inc.

On August 11, 2021, the Company entered into an Agreement and Plan of Merger and Reorganization with OLIKA Inc. (Olika), and the other parties thereto, and a Note Purchase Agreement with Olika and the selling stockholders party thereto, for the acquisition of Olika and the purchase of outstanding notes from certain Olika noteholders, respectively. Olika was a privately held company specializing in the clean wellness category, combining safe and effective ingredients and nature-inspired design packages. The acquisition of Olika furthers the Company's growth in clean health and beauty, and complements the Company's family of consumer brands.

Olika was acquired for total purchase consideration of $29.9 million, consisting of cash of $1.8 million, Amyris stock of $14.3 million and contingent consideration with a fair value of $13.8 million. The contingent consideration consists of i) two potential payments of $5.0 million each that are based on achieving certain thresholds of revenue for the calendar years ending on December 31, 2022 and December 31, 2023 (the Revenue Earnout Payments) and; ii) two potential payments of $2.5 million each that are based on continuing employment of certain key management during predetermined measurement periods (the Retention Earnout Payments). The Revenue Earnout Payments to all selling stockholders and the portion of the Retention Earnout Payments to the nonemployee shareholders totaling $15.0 million are treated as consideration transferred. The aggregate fair value of $13.8 million is recorded as other liabilities in the accompanying condensed consolidated balance sheets. Allocation of the contingent consideration payments between short-term and long-term liabilities on the accompanying consolidated balance sheets is based on management’s best estimates of when the relevant milestone will be achieved.

The following table summarizes the purchase price allocation:

(In thousands)
Net tangible assets	$1,764
Trademarks, trade names and other intellectual property	1,500
Customer relationships	4,500
Patents	600
Goodwill	21,545
Total consideration	$29,909

Beauty Labs International, Ltd.

On August 31, 2021, the Company entered into a Share Purchase Agreement with Beauty Labs International Limited (Beauty Labs) and the shareholders and warrant holders of Beauty Labs as set forth therein, and an Option Cancellation Agreement with Beauty Labs and the option holders of Beauty Labs as set forth therein for the acquisition of the outstanding shares of Beauty Labs and the cancellation of outstanding Beauty Labs warrants and stock options, respectively. Beauty Labs is a U.K.-based data sciences and machine learning technology company that has developed one of the leading consumer applications for "try before you buy" color cosmetics. The acquisition of Beauty Labs accelerates the Company's growth and market leadership in clean beauty by adding digital innovation, machine learning and data science to further enhance the consumer experience of its family of consumer brands.

Beauty Labs was acquired for total purchase consideration of $115.9 million, consisting of cash of $15.2 million (including deferred cash consideration of $1.9 million payable to the shareholders of Beauty Labs shortly after the acquisition), Amyris stock of $61.6 million (including deferred stock consideration of $30 million payable within six months after the closing date) and contingent consideration with a fair value of $39.1 million. The contingent consideration consists of two potential payments that are based on future revenue of up to $31.3 million each, with additional payments due in case of overperformance (together, the Earnout Payments) for the calendar years ending on December 31, 2022 and December 31, 2023. The portion of the Earnout Payments due to the nonemployee shareholders are treated as consideration transferred, the fair value of which in the amount of $39.1 million is recorded as other liabilities in the accompanying condensed consolidated balance sheets. Allocation of the contingent consideration payments between short-term and long-term liabilities on the accompanying consolidated balance sheets is based on management’s best estimates of when the relevant milestone will be achieved.

The following table summarizes the purchase price allocation:

(In thousands)
Net tangible assets	$(134)
Trademarks, trade names and other intellectual property	1,200
Developed technology	20,300
Goodwill	94,499
Total consideration	$115,865

8. Net Loss per Share Attributable to Common Stockholders

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

The following table presents the calculation of basic and diluted loss per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except shares and per share amounts)	2021	2020	2021	2020
Numerator:
Net loss attributable to Amyris, Inc.	$(32,944)	$(23,156)	$(308,814)	$(221,422)
Less: deemed dividend to preferred stockholders upon conversion of Series E preferred stock	—	(67,151)	—	(67,151)
Less: loss allocated to participating securities	—	6,832	787	15,369
Net loss attributable to Amyris, Inc. common stockholders, basic	$(32,944)	$(83,475)	$(308,027)	$(273,204)
Adjustment to earnings allocated to participating securities	—	744	—	120
Interest on convertible debt	767	1,081	—	317
Gain from change in fair value of debt	(52,294)	(17,221)	—	(5,945)
Net loss attributable to Amyris, Inc. common stockholders, diluted	$(84,471)	$(98,871)	$(308,027)	$(278,712)

Denominator:
Weighted-average shares of common stock outstanding used in computing net loss per share of common stock, basic	300,888,579	227,267,553	286,919,463	189,192,973
Net loss per share, basic	$(0.11)	$(0.37)	$(1.07)	$(1.44)

Weighted-average shares of common stock outstanding	300,888,579	227,267,553	286,919,463	189,192,973
Effect of dilutive convertible debt	16,680,334	15,464,681	—	2,313,526
Weighted-average shares of common stock equivalents used in computing net loss per share of common stock, diluted	317,568,913	242,732,234	286,919,463	191,506,499
Net loss per share, diluted	$(0.27)	$(0.41)	$(1.07)	$(1.46)

For the three months ended September 30, 2021 and 2020 and for the nine months ended September 30, 2020, basic income per share differed from diluted loss per share, because the inclusion of all potentially dilutive securities outstanding was dilutive. For the nine months ended September 30, 2021, basic loss per share equaled diluted loss per share, because the inclusion of all potentially dilutive securities outstanding was antidilutive. The following table presents outstanding shares of potentially dilutive securities:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Period-end common stock warrants	4,256,065	43,298,741	4,256,065	43,298,741
Convertible promissory notes(1)	—	—	16,680,334	8,574,399
Period-end stock options to purchase common stock	3,157,279	6,571,703	3,157,279	6,571,703
Period-end restricted stock units	14,127,109	7,722,630	14,127,109	7,722,630
Period-end preferred stock	—	1,943,661	—	1,943,661
Total potentially dilutive securities excluded from computation of diluted loss per share	21,540,453	59,536,735	38,220,787	68,111,134
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

9. Commitments and Contingencies

Guarantor Arrangements

The Company has agreements whereby it indemnifies its executive officers and directors for certain events or occurrences while the executive officer or director is serving in his or her official capacity. The indemnification period remains enforceable for the executive officer's or director’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a director and officer insurance policy that limits its exposure and enables the Company to recover a portion of any future payments. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal. Accordingly, the Company had no liabilities recorded for these agreements as of September 30, 2021 and December 31, 2020.

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

On April 3, 2019, a securities class action complaint was filed against Amyris and our CEO, John G. Melo, and former CFO, Kathleen Valiasek, in the U.S. District Court for the Northern District of California. The complaint seeks unspecified damages on behalf of a purported class that would comprise all persons and entities that purchased or otherwise acquired our securities between March 15, 2018 and March 19, 2019. The complaint, which was amended by the lead plaintiff on September 13, 2019, alleges securities law violations based on statements and omissions made by the Company during such period. On October 25, 2019, the defendants filed a motion to dismiss the securities class action complaint, which was denied by the court on October 5, 2020. The Company filed its answer to the securities class action complaint on October 26, 2020. In early 2021, the parties attended court-ordered mediation, but as the case did not settle, the parties commenced discovery. On July 30, 2021, plaintiffs filed a motion seeking class certification and the Company filed its opposition on September 24, 2021.

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

10. Revenue Recognition, and Contract Assets and Liabilities

Disaggregation of Revenue

The following table presents revenue by major product and service, as well as by primary geographical market, based on the location of the customer:

	Three Months Ended September 30,
(In thousands)	2021				2020
	Renewable Products	Licenses and Royalties	Collaborations, Grants and Other	Total	Renewable Products	Licenses and Royalties	Collaborations, Grants and Other	Total
North America	$29,255	$6	$495	$29,756	$20,759	$—	$263	$21,022
Europe	3,793	6,000	3,059	12,852	3,752	3,563	919	8,234
Asia	2,598	—	1,798	4,396	1,542	—	1,936	3,478
Brazil	457	—	—	457	1,298	—	—	1,298
Other	405	—	—	405	226	—	—	226
	$36,508	$6,006	$5,352	$47,866	$27,577	$3,563	$3,118	$34,258

	Nine Months Ended September 30,
(In thousands)	2021				2020
	Renewable Products	Licenses and Royalties	Collaborations, Grants and Other	Total	Renewable Products	Licenses and Royalties	Collaborations, Grants and Other	Total
North America	$79,574	$11,006	$745	$91,325	$49,568	$—	$263	$49,831
Europe	9,265	149,800	8,309	167,374	10,100	9,714	6,073	25,887
Asia	10,932	—	5,322	16,254	7,901	—	6,724	14,625
Brazil	1,102	—	—	1,102	2,546	—	—	2,546
Other	986	—	—	986	504	—	—	504
	$101,859	$160,806	$14,376	$277,041	$70,619	$9,714	$13,060	$93,393

The following table presents revenue by major product and service, as well as by management classification:

	Three Months Ended September 30,
(In thousands)	2021				2020
	Renewable Products	Licenses and Royalties	Grants, Collaborations and Other	Total	Renewable Products	Licenses and Royalties	Grants, Collaborations and Other	Total
Consumer	$22,984	$6	$—	$22,990	$12,309	$—	$—	$12,309
Ingredients	13,524	—	—	13,524	15,268	3,563	—	18,831
R&D and other services	—	6,000	5,352	11,352	—	—	3,118	3,118
	$36,508	$6,006	$5,352	$47,866	$27,577	$3,563	$3,118	$34,258

	Nine Months Ended September 30,
(In thousands)	2021				2020
	Renewable Products	Licenses and Royalties	Grants, Collaborations and Other	Total	Renewable Products	Licenses and Royalties	Grants, Collaborations and Other	Total
Consumer	$59,583	$6	$—	$59,589	$34,362	$—	$—	$34,362
Ingredients	42,276	153,800	—	196,076	36,257	9,714	—	45,971
R&D and other services	—	7,000	14,376	21,376	—	—	13,060	13,060
	$101,859	$160,806	$14,376	$277,041	$70,619	$9,714	$13,060	$93,393

Revenue from Significant Revenue Agreements

In connection with the significant revenue agreements discussed below and others previously disclosed (see Note 10, “Revenue Recognition” in Part II, Item 8 of the 2020 Form 10-K), the Company recognized the following revenue:

	Three Months Ended September 30,
(In thousands)	2021				2020
	Renewable Products	Licenses and Royalties	Collaborations, Grants and Other	Total	Renewable Products	Licenses and Royalties	Collaborations, Grants and Other	Total
DSM - related party	$6,214	$6,000	$2,000	$14,214	$88	$—	$750	$838
Sephora	9,080	—	—	9,080	3,501	—	—	3,501
Yifan	—	—	1,798	1,798	—	—	1,937	1,937
Firmenich	127	—	555	682	5,099	3,563	—	8,662
PureCircle	44	—	—	44	—	—	—	—
Givaudan	—	—	—	—	2,059	—	—	2,059
Subtotal revenue from significant revenue agreements	15,465	6,000	4,353	25,818	10,747	3,563	2,687	16,997
Revenue from all other customers	21,043	6	999	22,048	16,830	—	431	17,261
Total revenue from all customers	$36,508	$6,006	$5,352	$47,866	$27,577	$3,563	$3,118	$34,258

	Nine Months Ended September 30,
(In thousands)	2021				2020
	Renewable Products	Licenses and Royalties	Collaborations, Grants and Other	Total	Renewable Products	Licenses and Royalties	Collaborations, Grants and Other	Total
DSM - related party	$12,495	$149,612	$6,000	$168,107	$193	$3,750	$5,019	$8,962
Sephora	21,599	—	—	21,599	10,389	—	—	10,389
Yifan	—	—	5,322	5,322	90	—	6,675	6,765
PureCircle	2,297	10,000	—	12,297	—	—	—	—
Firmenich	506	187	1,328	2,021	7,308	5,964	454	13,726
Givaudan	210	—	—	210	5,328	—	—	5,328
Subtotal revenue from significant revenue agreements	37,107	159,799	12,650	209,556	23,308	9,714	12,148	45,170
Revenue from all other customers	64,752	1,007	1,726	67,485	47,311	—	912	48,223
Total revenue from all customers	$101,859	$160,806	$14,376	$277,041	$70,619	$9,714	$13,060	$93,393

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

The Company allocated the $150 million transaction price to the three revenue performance obligations using the residual approach. The transaction price was first allocated to the transferred inventory and receivables at the stand-alone selling price for these performance obligations, and the residual consideration was allocated to the F&F intellectual property licenses:

•Finished goods inventory - $1.5 million
•Receivables - $4.9 million
•F&F intellectual property licenses - $143.6 million

The Company also concluded the F&F intellectual property licenses and the assigned F&F supply agreements had been fully delivered with no further performance obligation upon closing the transaction, and recognized license revenue of $143.6 million for the nine months ended September 30, 2021.

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

DSM Performance Agreement

In December 2017, the Company and DSM entered into a research and development services agreement (Performance Agreement), pursuant to which the Company would provide services to DSM relating to the further development of the technology underlying farnesene-related products in exchange for certain bonus payments in the event that specific performance metrics were achieved. If the Company did not meet the established metrics under the Performance Agreement, the Company would be required to pay $1.9 million to DSM. The Company accounted for the Performance Agreement under ASC 606 as a combined transaction with the Farnesene license granted to DSM in connection with the sale of the Brotas facility in December 2017. The Performance Agreement was allocated $1.2 million of the transaction price under a relative fair value allocation approach, and was recorded as a contract asset reflecting the Company’s right to receive additional consideration and deferred revenue reflecting the probability of returning to DSM a portion of the cash received under the combined transaction. In the first quarter of 2021, the Company and DSM determined the performance metrics would not be reasonably achieved without the Company providing further research and development services and concluded the Performance Agreement and related activities should be terminated. As a result, the Company paid DSM $1.9 million and reduced the deferred revenue liability, and expensed the contract asset balance and recorded $1.9 million of additional research and development expense during the nine months ended September 30, 2021.

DSM Ingredients Collaboration

Pursuant to the September 2017 research and development collaboration agreement, as amended, the Company provides DSM with research and development services for specific field of use ingredients. The Company concluded the amended agreement contained a single performance obligation to provide research and development services delivered over time and that revenue recognition is based on an input measure of progress as labor hours are expended each quarter. DSM funds the development work with payments of $2.0 million quarterly from October 1, 2020 to September 30, 2021 for services singularly focused on achieving a certain fermentation yield and cost target over the twelve-month period. During the three and nine months ended September 30, 2021, the Company recognized $2.0 million and $6.0 million of collaboration revenue in connection with the amended agreement.

DSM Developer License

In September 2021, the Company granted DSM a three-year license to perform research and development to improve and enhance certain technology underlying the Company’s farnesene-related yeast strain in exchange for a $6.0 million license fee. The Company determined the license to be a functional intellectual property license allowing DSM the immediate use of and benefit from the technology and concluded the license agreement was a revenue contract within the scope of ASC 606. The Company concluded the license agreement contained a single performance obligation to deliver the technology license, and that once delivered was satisfied at a point in time. The Company recorded the $6.0 million fee as license and royalty revenue in the three and nine months ended September 30, 2021.

PureCircle License and Supply Agreement

On June 1, 2021, the Company and PureCircle Limited (PureCircle), a subsidiary of Ingredion Incorporated, entered into an intellectual property license agreement under which the Company (i) granted certain intellectual property licenses to PureCircle to make, have made, commercialize and advance the development of sustainably sourced, zero-calorie, nature-based sweeteners and potentially other types of fermentation-based ingredients, as the exclusive global business-to-business commercialization partner for the Company’s sugar reduction technology that includes fermented RebM, (ii) entered into a product supply and profit sharing agreement to provide manufacturing services and products to PureCircle, and (iii) assigned and transferred certain customer contracts to PureCircle related to the sale and distribution of RebM. Concurrent with the PureCircle license and product supply agreements, Ingredion purchased 31% of the membership interests in Amyris RealSweet LLC (RealSweet), a 100% owned subsidiary of the Company, which entity owns the new manufacturing facility under construction in Brazil. Ingredion’s purchase of the contingently redeemable noncontrolling interest in RealSweet was deemed to be an equity transaction to be accounting for under ASC 810, Consolidation and ASR 268, Presentation in Financial Statements of Redeemable Preferred Stocks (see Note 5, ”Mezzanine Equity” for further information). Under the PureCircle license agreement, the Company will continue to own and market its Purecane® consumer brand offering of tabletop and culinary sweetener products to consumers. As consideration for the license and product supply agreements, the Company received a $10 million license fee at closing and may receive additional payments in the aggregate of up to $35 million upon achievement of certain milestones related to RebM sales and manufacturing cost targets. Additionally, under the product supply and profit sharing agreement, the Company will earn revenues from product sales to PureCircle and a profit share from future product sales, including RebM, by PureCircle.

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

Yifan Collaborations

The Company has a collaboration agreement with Yifan Pharmaceutical Co., Ltd. (Yifan), a leading Chinese pharmaceutical company. During the three and nine months ended September 30, 2021, the Company recognized $1.8 million and $5.3 million of collaboration revenue in connection with the amended agreement. During the three and nine months ended

September 30, 2020, the Company recognized $1.8 million and $5.3 million of collaboration revenue in connection with the amended agreement. Since inception of the agreement, the Company has recognized $19.7 million of cumulative-to-date collaboration revenue in connection with the agreement. At September 30, 2021, the Company also recorded a $2.9 million contract asset in connection with the Collaboration Agreement.

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

Contract Balances

The following table provides information about accounts receivable, contract assets and contract liabilities from contracts with customers:

(In thousands)	September 30, 2021	December 31, 2020
Accounts receivable, net	$34,920	$32,846
Accounts receivable - related party, net	$10,841	$12,110
Contract assets	$3,513	$4,178
Contract assets - related party	$2,000	$1,203
Contract liabilities	$3,486	$4,468
Contract liabilities, noncurrent(1)	$111	$111

(1)As of September 30, 2021 and December 31, 2020, contract liabilities, noncurrent is presented in Other noncurrent liabilities in the condensed consolidated balance sheets.

Remaining Performance Obligations

The following table provides information regarding the estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) based on the Company's existing agreements with customers as of September 30, 2021.

(In thousands)	As of September 30, 2021
Remaining 2021	$1,292
2022	143
2023	143
2024	143
2025 and thereafter	286
Total from all customers	$2,007

In accordance with the disclosure provisions of ASC 606, the table above excludes estimated future revenues for performance obligations that are part of a contract that has an original expected duration of one year or less or a performance obligation with variable consideration that is recognized using the sales-based royalty exception for licenses of intellectual property. Additionally, approximately $281.7 million of estimated future revenue is excluded from the table above, as that amount represents constrained variable consideration.

11. Related Party Transactions

Related Party Debt

See Note 4, "Debt," for details of the DSM Notes Amendments and Repayments that occurred during the nine months ended September 30, 2021.

Related party debt was as follows(1):

	September 30, 2021				December 31, 2020
In thousands	Principal	Unaccreted Debt Discount	Change in Fair Value	Net	Principal	Unaccreted Debt Discount	Change in Fair Value	Net
Foris notes	$55,041	$—	$223,096	$278,137	$55,041	$—	$73,123	$128,164
DSM note	10,000	(2,504)	—	7,496	33,000	(2,443)	—	30,557
	$65,041	$(2,504)	$223,096	$285,633	$88,041	$(2,443)	$73,123	$158,721

(1) Naxyris was a related party at December 31, 2020, but ceased to be a related party upon Carole Piwnica’s departure from the Company’s Board of Directors on May 29, 2021. For the purpose of comparability, the condensed consolidated balance sheets classify the Naxyris note as nonrelated party debt at both September 30, 2021 and December 31, 2020.

Related Party Equity

Related party equity transactions were as follows:

	Three Months Ended September 30, 2021		Nine Months Ended September 30, 2020
	Shares Issued	Fair Value of Transaction, in Thousands	Shares Issued	Fair Value of Transaction, in Thousands
Issuance of Common Stock Upon Exercise of Warrants
DSM	12,114,910	5	—	—
Foris	3,778,230	10,844	24,165,166	68,765
	15,893,140	$10,849	24,165,166	$68,765

Issuance of Common Stock in Private Placement
Foris	—	$—	10,505,652	$27,189

Issuance of Common Stock Rights Warrant
Foris	—	$—	—	$8,904

Exercise of Common Stock Rights Warrant
Foris	—	$—	5,226,481	$15,000

Issuance of Preferred Stock in Private Placement
Foris	—	$—	30,000	$30,000

Related Party Revenue

See Note 10, "Revenue Recognition", for information about the March 31, 2021 DSM License Agreement and Contract Assignment.

Related Party Accounts Receivable, Unbilled Receivables and Accounts Payable

Related party accounts receivable, contract assets and accounts payable were as follows:

(In thousands)	September 30, 2021	December 31, 2020
Accounts receivable - related party	$10,841	$12,110
Contract assets - related party	$2,000	$1,203
Accounts payable - related party	$13,238	$5,011

12. Stock-based Compensation

The Company’s stock option activity and related information for the nine months ended September 30, 2021 was as follows:

	Quantity of Stock Options	Weighted- average Exercise Price	Weighted-average Remaining Contractual Life, in Years	Aggregate Intrinsic Value, in Thousands
Outstanding - December 31, 2020	6,502,096	$7.64	7.6	$8,875
Granted	687,729	$13.92
Exercised	(598,090)	$5.24
Forfeited or expired	(3,434,456)	$7.14
Outstanding - September 30, 2021	3,157,279	$10.00	7.6	$20,941
Vested or expected to vest after September 30, 2021	3,032,476	$10.06	7.5	$20,243
Exercisable at September 30, 2021	1,465,549	$12.58	6.0	$10,272

Activity related to the Company’s restricted stock units (RSUs) (including performance-based restricted stock units (PSUs)) for the nine months ended September 30, 2021 was as follows:

	Quantity of Restricted Stock Units	Weighted-average Grant-date Fair Value	Weighted-average Remaining Contractual Life, in Years
Outstanding - December 31, 2020	7,043,909	$4.18	1.5
Awarded	10,410,521	$12.38
Released	(2,672,650)	$5.80
Forfeited	(654,671)	$5.83
Outstanding - September 30, 2021	14,127,109	$9.84	2.9
Vested or expected to vest after September 30, 2021	12,123,689	$9.68	2.8

Stock-based compensation expense related to employee and nonemployee options, RSUs, PSUs and ESPP during the three and nine months ended September 30, 2021 and 2020 is reflected in the condensed consolidated statements of operations as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2021	2020	2021	2020
Cost of products sold	$79	$—	$216	$—
Research and development	1,565	928	3,945	2,774
Sales, general and administrative	7,261	2,492	17,772	7,081
Total stock-based compensation expense	$8,905	$3,420	$21,933	$9,855

As of September 30, 2021, $134.4 million of unrecognized compensation expense related to stock options and RSUs is expected to be recognized over a weighted-average period of 3.5 years.

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

Performance-based Stock Units

During the three months ended June 30, 2021, the Company’s chief operating officer received performance-based restricted stock units (the COO PSUs) with a per share grant date fair value of $13.39. COO PSUs are equity awards with the final number of restricted stock units that may vest determined based on the Company’s performance against pre-established performance metrics that are related to the completed construction and the successful scaling, commissioning and transitioning of new plants, and the successful launching of new brands. The performance metrics are measured from the grant date through December 31, 2022. The COO PSUs vest in six tranches contingent upon the achievement of both operational performance metrics and the chief operating officer’s continued employment with the Company. Over the measurement period, the number of COO PSUs that may vest and the related stock-based compensation expense that is recognized is adjusted upward or downward based upon the probability of achieving the operational performance metrics. Depending on the probability of achieving the operational performance metrics and certification by the Company’s Board or Leadership, Development, Inclusion and Compensation Committee of achievement of those operational performance metrics for each tranche, the COO PSUs vesting could be from 0 to 600,000 restricted stock units. As of September 30, 2021, the Company’s management has determined that all milestones are probable of achievement. Stock-based compensation expense for this award totaled $8.0 million on the grant date and is recognized ratably through December 31, 2022. Approximately $1.3 million and $1.8 million of stock-based compensation has been recorded to general and administrative expense during the three and nine month period ended September 30, 2021, respectively.

During the three months ended September 30, 2021, the Company’s chief executive officer and chief financial officer each received performance-based restricted stock units (the CEO PSUs and the CFO PSUs) with a per share grant date fair value ranging from $9.79 to $12.93. The CEO PSUs and the CFO PSUs are equity awards with both a service condition and market condition. The number of CEO PSUs that may vest could be from 0 to 6,000,000 restricted stock units and the number of CFO PSUs that may vest could be from 0 to 300,000 restricted stock units, determined based on the performance of the Company’s stock against pre-established Volume Weighted Average Price (VWAP) targets. The VWAP targets are measured from the grant date through July 1, 2025. Upon approval of the CEO PSUs by stockholders and immediately prior to the effectiveness of the CEO PSUs, the performance-based stock option to purchase up to 3,250,000 shares of our common stock granted to the Company’s chief executive officer in 2018 (the 2018 CEO PSO) was automatically cancelled and forfeited. The performance metrics of the 2018 CEO PSO had not been achieved and were not probable to be achieved prior to the conclusion of its term. The CEO PSUs, which are treated as a modification to the 2018 CEO PSO, and the CFO PSUs, vest in four tranches contingent upon both the achievement of VWAP targets and the respective officer’s continued employment with the Company through the vesting dates. Over the measurement period, the number of PSUs that may vest and the related stock-based compensation expense that is recognized is adjusted based upon the actual date of achieving the VWAP targets. Stock-based compensation expense totaled $68.0 million for the CEO PSUs and $3.4 million for the CFO PSUs on the grant date and is recognized ratably through July 1, 2026. Approximately $2.4 million of stock-based compensation has been recorded to general and administrative expense during the three and nine month period ending September 30, 2021. Stock-based compensation expense is not subject to reversal even if the market condition is not achieved. The fair value of PSUs was determined using a Monte Carlo simulation with the following assumptions:
Risk-free interest rate    0.48%
Expected volatility of the Company’s Common Stock    101%

13. Subsequent Events

None.

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

Overview

As a leading synthetic biotechnology company and a top supplier of sustainable and natural ingredients, we leverage our proprietary Lab-to-Market™ operating platform to engineer, manufacture and market high performance, natural and sustainably sourced products. This platform is comprised of computational, strain construction, screening, and analytics tools, advanced lab automation, and data integration. Through our Lab-to-Market platform, we rapidly engineer microbes and use them as catalysts to metabolize renewable, plant-sourced sugars into high-value ingredients that we manufacture at industrial scale. We have successfully developed, produced and commercialized many distinct molecules that are used in formulations by thousands of recognized global brands.

We bring together biology and engineering to generate more sustainable materials that would otherwise be scarce or endangered in nature. We have successfully formulated our unique, natural and sustainably-sourced ingredients into our own family of consumer brands, including Biossance® clean beauty skincare, Pipette® clean baby skincare, Purecane® zero-calorie sweetener naturally derived from sugarcane, Terasana® clean skincare, Costa Brazil® luxury skincare, OLIKA™ clean wellness, Rose Inc.™ clean color cosmetics, and JVN™ clean haircare. We market our brands directly to consumers via our ecommerce platforms, in brick-and-mortar stores, and online via various retail partners. We also continue to generate demand for our portfolio of products through an extensive network of partners who are the leading companies in our target markets. Via our partnership model, our partners invest in the development of molecules to take them from the lab to commercial scale, and use their extensive marketing and sales capabilities to sell our ingredients and formulations to their customers. We capture long-term revenue through both the production and sale of our molecules to our partners and the royalty revenues from our partners' product sales to their customers.

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

Our time to market for molecules has decreased from seven years to less than a year for our most recent molecule, mainly due to our ability to leverage our biotechnology platform with proprietary computational tools, strain construction tools, screening and analytics tools, and advanced lab automation and data integration. Our state-of-the-art infrastructure includes industry-leading strain engineering and lab automation located in Emeryville, California, pilot-scale production facilities in Emeryville, California and Campinas, Brazil, and a commercial-scale production facility in Leland, North Carolina (owned and operated by our Aprinnova joint venture). We are able to use a wide variety of feedstocks for production but have focused on sourcing Brazilian sugarcane for our large-scale production because of its renewability, low cost and relative price stability. We are constructing a new purpose-built, large-scale specialty ingredients facility in Brazil, which we anticipate will allow for the manufacture of up to four products concurrently. We expect to commission the facility and begin production in early 2022. Until then, we continue to manufacture our products at manufacturing sites in Brazil, the U.S. and Europe.

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

COVID-19 Business Update

We have been closely monitoring the impact of the global COVID-19 pandemic on all aspects of our business, including how it has and will impact our employees, partners, supply chain, and distribution network. Before the start of the pandemic in early 2020, we developed a comprehensive response strategy including establishing a cross-functional COVID-19 task force and implementing business continuity plans to manage the impact of the COVID-19 pandemic on our employees and our business. As the pandemic has progressed, we have applied recommended public health recommendations designed to prevent the spread of COVID-19 and have been focused on the health and welfare of our employees. These recommendations to mitigate the spread of COVID-19 infection across our businesses have included additional sanitation and cleaning procedures in our laboratories and other facilities, on-site COVID-19 testing, temperature and symptom confirmations, instituting remote working when possible, and implementing social distancing and staggered worktime requirements for our employees who must work on-site. Throughout this period, we have successfully managed to sustain ongoing critical production campaigns and infrastructure while keeping our employee population healthy with no evidence of disease transmission within our onsite operations. In addition, in the third quarter of 2021, we experienced some impact from worldwide COVID-19 related supply chain disruptions, including delays in raw material and customer shipments, as well as increased freight expenses. Although we expect these issues to be short-term, the ultimate duration and severity of COVID-19 related impacts remains uncertain. See “Risk Factors – Business and Operational Risks - The COVID-19 pandemic has impacted our business and results of operations and could have a material adverse effect on our business, results of operations and financial condition in the future” in Part I, Item 1A of our 2020 Form 10-K.

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
•The valuation of debt for which we have elected fair value accounting; and
•The valuation of goodwill, intangible assets and contingent consideration payables, which are generated through business acquisitions.

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

Recently Issued Accounting Pronouncements

Refer to Note 1, "Basis of Presentation and Summary of Significant Accounting Policies" in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Accounting Pronouncements Issued but Not Yet Adopted

Refer to Note 1, "Basis of Presentation and Summary of Significant Accounting Policies" in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Results of Operations

Revenue

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2021	2020	2021	2020
Revenue
Renewable products	$36,508	$27,577	$101,859	$70,619
Licenses and royalties	6,006	3,563	160,806	9,714
Collaborations, grants and other	5,352	3,118	14,376	13,060
Total revenue	$47,866	$34,258	$277,041	$93,393

Three months ended September 30, 2021

Total revenue increased by 40% to $47.9 million for the three months ended September 30, 2021 compared to the same period in 2020. The increase was comprised of a $8.9 million increase in renewable products revenue, a $2.4 million increase in license revenue and a $2.2 million increase in collaborations and grants revenue during the three months ended September 30, 2021.

Renewable products revenue increased by 32% to $36.5 million for the three months ended September 30, 2021 compared to the same period in 2020, primarily driven by increased sales in our Biossance consumer product line to Sephora and initial sales of our new product lines that began in August and September 2021.

Licenses and royalties revenue increased by $2.4 million for the three months ended September 30, 2021 compared to the same period in 2020, due to the sale of a $6 million intellectual property license of certain farnesene-related technology to DSM in September 2021, as described in Note 10, "Revenue Recognition".

Collaborations, grants and other revenue increased by 72% to $5.4 million for the three months ended September 30, 2021 compared to the same period in 2020, related to our collaborations with DSM and Yifan.

Nine months ended September 30, 2021

Total revenue increased by 197% to $277.0 million for the nine months ended September 30, 2021 compared to the same period in 2020. The increase was comprised of a $31.2 million increase in renewable products revenue, a $151.1 million increase in licenses and royalties revenue, and a $1.3 million increase in collaborations and grants revenue. Total revenue for the nine months ended September 30, 2021 included $149.6 million of license revenue from the sale of flavors and fragrances intellectual property and granting certain farnesene technology rights to DSM and $10.0 million of license revenue from the sale of RebM related intellectual property to PureCircle, as described in Note 10, "Revenue Recognition" and Note 11, “Related Party Transactions”.

Renewable products revenue increased by 44% to $101.9 million for the nine months ended September 30, 2021 compared to the same period in 2020, primarily driven by our consumer product lines.

Licenses and royalties revenue increased significantly to $160.8 million for the nine months ended September 30, 2021 compared to the same period in 2020, primarily due to the sale of a $149.6 million intellectual property license of our flavors and fragrances and certain farnesene technology to DSM and $10.0 million of license revenue from the sale of RebM related intellectual property to PureCircle.

Collaborations, grants and other revenue increased by 10% to $14.4 million for the nine months ended September 30, 2021 compared to the same period in 2020, mainly due to increased collaboration revenue from DSM.

Costs and Operating Expenses

Costs and operating expenses were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2021	2020	2021	2020
Cost of products sold	$40,252	$25,822	$93,332	$60,710
Research and development	23,824	18,197	69,580	52,288
Sales, general and administrative	70,635	38,321	162,897	100,838
Total cost and operating expenses	$134,711	$82,340	$325,809	$213,836

Included in costs and operating expenses were the following amounts of non-cash stock-based compensation expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2021	2020	2021	2020
Cost of products sold	$79	$—	$216	$—
Research and development	1,565	928	$3,945	$2,774
Sales, general and administrative	7,261	2,492	17,772	7,081
Total stock-based compensation expense	$8,905	$3,420	$21,933	$9,855

Cost of Products Sold

Cost of products sold represents the direct cost to produce our products and includes the costs of raw materials and related transportation costs, labor and overhead, amounts paid to contract manufacturers, inventory write-downs resulting from applying lower of cost or net realizable value inventory adjustments, and costs related to production scale-up. Due to our product mix of higher-margin, higher-volume consumer products and lower-margin, large-batch fermentation ingredients products, our cost of products sold may not change proportionately with changes in renewable product revenue in any given period.

Cost of products sold increased by 56% to $40.3 million for the three months ended September 30, 2021 compared to the same period in 2020, primarily due to a 32% increase in renewable products revenue, driven by a significant increase in sales volume of our consumer products. Also, our cost of products sold was directly impacted by significant increases in transportation costs, tariffs on imported raw materials from China and other supply chain logistics costs. For the nine months ended September 30, 2021, cost of products sold increased by 54% to $93.3 million compared to the same period in 2020, primarily due to a 44% increase in renewable products revenue, driven by significant increases in sales volumes of both our consumer and ingredients products.

Research and Development Expenses

Research and development expenses increased by 31% and 33% to $23.8 million and $69.6 million for the three and nine months ended September 30, 2021, respectively, compared to the same periods in 2020, primarily due to increases in outside services related to our new squalane adjuvant project and employee compensation.

Sales, General and Administrative Expenses

Sales, general and administrative expenses increased by 84% and 62% to $70.6 million and $162.9 million for the three and nine months ended September 30, 2021, respectively, compared to the same periods in 2020, primarily due to significant increases in sales and marketing spending, and employee compensation costs driven by headcount increases, and transaction costs related to our completed and pending brand and business acquisitions. Increases in sales and marketing costs are the result of our steps to substantially increase brand awareness, expand retail distribution sell-through and e-commerce sales of our Biossance and Pipette brands, introduce and launch our new consumer product lines, and to a lesser extent, additional expense related to fulfillment and shipping of finished goods due to increased demand for our consumer products.

Other Income (Expense), Net

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2021	2020	2021	2020
Interest expense	$(4,321)	$(6,627)	$(14,857)	$(41,747)
Gain (loss) from change in fair value of derivative instruments	4,778	1,999	(12,826)	(6,498)
Gain (loss) from change in fair value of debt	52,294	34,360	(204,359)	2,908
Loss upon extinguishment of debt	(680)	(2,606)	(27,058)	(51,954)
Other income (expense), net	690	(49)	40	1,452
Total other income (expense), net	$52,761	$27,077	$(259,060)	$(95,839)

Three months ended September 30, 2021

Total other income, net was $52.8 million for the three months ended September 30, 2021, compared to total other expense of $27.1 million in the same period in 2020. The $25.7 million change was primarily comprised of a $17.9 million change from a loss to a gain in the change in fair value of debt and a $2.8 million change from a loss to a gain in the change in fair value of derivative instruments, all driven by the decrease in our stock price during the period resulting in a lower fair value of these underlying debt and equity instruments. See Note 3, "Fair Value Measurement" in Part I, Item 1 of this Quarterly Report on Form 10-Q for details regarding our outstanding derivative instruments. The $2.3 million decrease in interest expense is the result of significantly lower outstanding debt balances period-over-period and the elimination of penalties and fees associated with late payments incurred in the three months ended September 30, 2020.

Nine months ended September 30, 2021

Total other expense, net was $259.1 million for the nine months ended September 30, 2021, compared to total other expense of $95.8 million in the same period in 2020. The $163.2 million change was primarily comprised of a $207.3 million increase in loss from change in fair value of debt and a $6.3 million increase in loss from the change in fair value of derivative instruments, all driven by a significant increase in our stock price during the period resulting in a significantly higher fair values of these underlying debt and equity instruments whose conversion and strike prices are $3.00 (convertible debt) and $2.87 (liability warrant). See Note 3, "Fair Value Measurement" in Part I, Item 1 of this Quarterly Report on Form 10-Q for details regarding our outstanding derivative instruments. The $26.9 million decrease in interest expense is the result of significantly lower outstanding debt balances period-over-period and the elimination of penalties and fees associated with late payments incurred in the nine months ended September 30, 2020.

Provision for Income Taxes

For the three and nine months ended September 30, 2021, we recorded provisions for income taxes of $0.1 million and $0.2 million. For the three and nine months ended September 30, 2020, we recorded provisions of $0.1 million and $0.3 million. The provisions for income taxes related to accrued interest on uncertain tax positions.

Liquidity and Capital Resources

(In thousands)	September 30, 2021	December 31, 2020
Working capital (working capital deficit)	$(181,963)	$(16,489)
Cash and cash equivalents	$114,887	$30,152
Debt principal and lease obligations	$117,755	$189,632
Accumulated deficit	$(2,395,506)	$(2,086,692)

	Nine Months Ended September 30,
(In thousands)	2021	2020
Net cash provided by (used in):
Operating activities	$(39,163)	$(165,813)
Investing activities	$(40,581)	$(9,619)
Financing activities	$164,054	$213,338

Liquidity

Prior to the three months ended September 30, 2021, we have incurred operating losses since our inception, and we expect to incur losses and negative cash flows from operations through at least the next 12 months following the issuance of this Quarterly Report on Form 10-Q. As of September 30, 2021, we had a working capital deficit of $182.0 million, an accumulated deficit of $2.4 billion, and cash and cash equivalents of $114.9 million.

As of September 30, 2021, the principal amounts due under our debt instruments (including related party debt) totaled $102.0 million, of which $84.9 million is classified as current. $50.0 million of the $84.9 million of current principal due is related party debt that is convertible into shares of the Company’s common stock at $3.00 per share. Our debt agreements contain various covenants, including certain restrictions on our business — including restrictions on additional indebtedness, material adverse effect and cross default provisions — that could cause us to be at risk of default. A failure to comply with the covenants and other provisions of our debt instruments, including any failure to make payments when required, would generally result in events of default under such instruments, which could result in the acceleration of a substantial portion of such indebtedness. Acceleration would generally also constitute an event of default under our other outstanding debt instruments, which could result in the acceleration of a substantial portion of our debt repayment obligations.

Based on our cash and cash equivalents of $114.9 million as of September 30, 2021, we believe that we will need additional resources to fund our planned operations and planned capital expenditures over the next 12 months. Our ability to execute our planned operations, including the funding and completion of our new specialty ingredients fermentation facility in Brazil, will depend in large part, on our ability to (i) minimize the anticipated negative cash flows from operations during the 12 months from the date of this filing, (ii) raise additional proceeds through financings and strategic transactions, (iii) refinance or extend existing debt maturities that occur through October 2022, and (iv) achieve certain milestones under the March 2021 DSM transaction and the June 2021 Ingredion transaction (see Note 10, “Revenue” and Note 5, "Mezzanine Equity”, respectively in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information), all of which are uncertain and/or outside of our control.

Our operating plan for the remainder of 2021 and throughout 2022 contemplates a reduction in net operating cash outflows as compared to the nine months ended September 30, 2021, resulting from (i) significant revenue growth from sales of existing and new products with positive gross margins, (ii) reduced production costs as a result of manufacturing at our new fermentation facility and other technical developments, (iii) an increase in cash inflows from collaborations, grants, licenses and royalties, and (iv) lower debt servicing obligations.

If we do not achieve our planned operating results, we may need to take one or more of the following actions to support our liquidity needs over the next 12 months:
•shift our focus to existing products and customers with significantly reduced investment in new product and commercial development efforts;
•reduce expenditures for employees and third-party contractors, including consultants, professional advisors and other vendors; and
•reduce or delay uncommitted capital expenditures, including expenditures related the construction and commissioning of the new fermentation facility in Brazil, nonessential facilities and lab equipment, and information technology projects.

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

For details of our debt and equity, see the following Notes in Part I, Item 1 of this Quarterly Report on Form 10-Q:
•Note 4, "Debt"
•Note 5, "Mezzanine Equity"
•Note 6, "Stockholders' Deficit"

Cash Flows during the Nine Months Ended September 30, 2021 and 2020

Cash Flows from Operating Activities

Our primary uses of cash from operating activities are costs related to the production and sale of our products and personnel-related expenditures, offset by cash received from renewable product sales, licenses and royalties, and collaborations and grants.

For the nine months ended September 30, 2021, net cash used in operating activities was $39.2 million, consisting primarily of a $308.6 million net loss, partially offset by $279.0 million of favorable non-cash adjustments that were primarily comprised of a $204.4 million loss from change in fair value of debt, a $27.1 million loss upon extinguishment of debt, $21.9 million of stock-based compensation expense and a $12.8 million loss from change in fair value of derivative instruments. Additionally, there was a $9.6 million decrease in working capital.

For the nine months ended September 30, 2020, net cash used in operating activities was $165.8 million, consisting primarily of a $217.6 million net loss, partially offset by $97.9 million of favorable non-cash adjustments that were primarily comprised of a $52.0 million loss upon extinguishment of debt, $10.5 million of non-cash interest expense in connection with release of pre-delivery shares, $9.9 million of stock-based compensation, and a $8.3 million contract asset credit loss. Additionally, there was a $46.1 million decrease in working capital.

Cash Flows from Investing Activities

For the nine months ended September 30, 2021, net cash used in investing activities was $40.6 million, comprised of $22.1 million of property, plant and equipment purchases and $18.5 million of cash paid in business combinations.

For the nine months ended September 30, 2020, net cash used in investing activities was $9.6 million, comprised of property, plant and equipment purchases.

Cash Flows from Financing Activities

For the nine months ended September 30, 2021, net cash provided by financing activities was $164.1 million, primarily comprised of $130.8 million of proceeds from the April 2021 issuance of common stock in a public offering, $55.4 million of proceeds from the exercise of warrants and $10.0 million of proceeds from the issuance of a contingently redeemable noncontrolling interest in a subsidiary, partly offset by $25.9 million of debt principal payments, $3.0 million of principal payments on financing leases, a $2.7 million distribution to a noncontrolling interest and $2.5 million of issuance costs incurred in connection with a debt modification.

For the nine months ended September 30, 2020, net cash provided by financing activities was $213.3 million, primarily comprised of $247.8 million of net proceeds from common stock issuances and $15.3 million of net proceeds from debt issuances, partly offset by $46.8 million of debt principal payments.

Off-Balance Sheet Arrangements

At September 30, 2021, we did not have any material off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

Contractual Obligations

The following is a summary of our contractual obligations as of September 30, 2021:

Payable by year ending December 31, (In thousands)	Total	2021	2022	2023	2024	2025	Thereafter
Principal payments on debt	$102,002	$926	$100,983	$29	$29	$29	$6
Interest payments on debt	15,611	1,729	13,874	4	3	1	—
Construction costs in connection with new production facility	40,278	40,278	—	—	—	—	—
Marketing services commitments	15,875	875	3,250	3,375	3,500	3,875	1,000
Equity-method investment purchase obligation	10,800	—	10,800	—	—	—	—
Contract termination fees	2,554	2,554	—	—	—	—	—
Financing leases	1,304	1,205	21	21	21	21	15
Operating leases	21,954	2,143	8,896	4,157	739	613	5,406
Partnership payment obligation	10,627	219	10,408	—	—	—	—
Total	$221,005	$49,929	$148,232	$7,586	$4,292	$4,539	$6,427

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
Our permanent investment in Brazil was $99.5 million as of September 30, 2021 and $18.5 million as of December 31, 2020, using the exchange rate at each date. A hypothetical 10% adverse change in Brazilian Real exchange rates would have had an adverse impact to Other Comprehensive Loss of $9.9 million as of September 30, 2021 and $1.9 million as of December 31, 2020.
We have also evaluated foreign currency exposure in relation to our other non-U.S. Dollar denominated assets and liabilities and determined that there would be an immaterial effect on our results of operations from 10% exchange rate fluctuations between those currencies and the U.S. Dollar.

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our outstanding debt obligations, including embedded derivatives therein. We generally invest our cash in investments with short maturities or with frequent interest reset terms. Accordingly, our interest income fluctuates with short-term market conditions. As of September 30, 2021, our investment portfolio consisted of money market funds and certificates of deposit, both of which are highly liquid. Due to the short-term nature of our investment portfolio, we do not believe that an immediate 10% increase in interest rates would have a material effect on the fair value of our portfolio. Since we believe we have the ability to liquidate our investment portfolio, we expect that our operating results or cash flows would not be materially affected by a sudden change in market interest rates on the portfolio.

In addition, while not likely in the current and significantly extended low interest rate environment, changes in interest rates could significantly change the fair value of our embedded derivative liabilities.

As of September 30, 2021, all of our outstanding debt was in fixed rate instruments. As a result, changes in interest rates would not affect interest expense and payments in relation to our debt.

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

In August 2021, we issued 503,081 shares as consideration for the acquisition of the outstanding shares of MG Empower Ltd.. The share issuance was exempt from registration.

In August 2021, we issued 982,898 shares as consideration for the acquisition of OLIKA, Inc. and the purchase of outstanding notes from Olika noteholders. The share issuance was exempt from registration.

In September 2021, we issued 2,094,500 shares as consideration for the acquisition of the outstanding shares of Beauty Labs International Limited and the cancellation of such company’s outstanding warrants and stock options, respectively. The share issuance was exempt from registration.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer (CEO) and chief financial officer (CFO), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a- 15(e) and 15d- 15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our CEO and CFO have concluded that as of September 30, 2021, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (SEC), and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

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
November 8, 2021

By:	/s/ Han Kieftenbeld
Han Kieftenbeld
Chief Financial Officer (Principal Financial Officer)
November 8, 2021