Form 10-K
period 2021-12-31
AMYRIS, INC.
filed 2022-03-09
CIK 1365916

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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
Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐   No ☒
The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of June 30, 2021, the last business day of the registrant's most recently completed second fiscal quarter, was $2,672.8 million based upon the closing price of the registrant’s common stock reported for such date on the Nasdaq Global Select Market.
Number of shares of the registrant’s common stock outstanding as of February 25, 2022: 311,658,460

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement to be filed for its 2022 Annual Meeting of Stockholders are incorporated by reference into Part III hereof. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the end of the fiscal year covered by this Annual Report on Form 10-K.

AMYRIS, INC.

FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2021

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

PART I

ITEM 1. BUSINESS

Overview

We are a high growth, biotechnology company at the forefront of delivering sustainable solutions that are better for people and the planet. To accelerate the world’s transition to sustainable consumption, we create, manufacture and commercialize consumer products and ingredients that reach more than 300 million consumers. Currently, the largest driver of our revenue is derived from marketing and selling Clean Beauty, Personal Care and Health & Wellness consumer products through our direct-to-consumer ecommerce platforms and a growing network of retail partners. We also sell sustainable ingredients to sector leaders that serve Flavor & Fragrance (F&F), Nutrition, Food & Beverage, and Clean Beauty & Personal Care end markets.

Our ingredients and consumer products are powered by our fermentation-based Lab-to-MarketTM technology platform. This technology platform drives the portfolio connection between our proprietary science and formulation expertise, our manufacturing capability at industrial scale, and our ability to commercialize sustainable products that make a difference in people’s lives. We believe that our technology platform offers advantages to traditional methods of sourcing similar ingredients (such as petrochemistry and extraction from organisms). Our technology platform allows for renewable and ethical sourcing of raw materials, less resource-intensive production, minimal impact on sensitive ecosystems, enhanced purity and safety profile, less vulnerability to climate disruption, and improved supply chain resilience. We bring together biology and engineering to generate more sustainable materials that would otherwise be scarce or endangered in nature. Our technology platform leverages state-of-the-art machine learning, robotics and artificial intelligence, enabling us to rapidly bring new innovation to market. Our revenue is generated from consumer product sales, ingredient product sales, research and development collaboration programs and grants, and consumer marketing services.

We were founded in 2003 in the San Francisco Bay Area by scientists from the University of California, Berkeley. Through a grant in 2005 from the Bill & Melinda Gates Foundation, we developed technology capable of creating microbial strains that produce artemisinic acid, a precursor of artemisinin, an anti-malarial drug. Through our new technology, we produced a renewable farnesene brand, Biofene®, a long-chain, branched hydrocarbon molecule that we manufacture through fermentation using engineered microbes, initially targeted at the renewable fuel market. Over the last decade, we strategically transitioned our business model from low margin commodity markets to higher margin specialty ingredients markets. We partner with our customers to create sustainable, high performance, cost competitive molecules that replace a less sustainable ingredient in their supply chains. We commercially scale and manufacture those molecules and have 13 molecules currently in the market.

The ingredients we have created through our technology platform are an integral part of how we differentiate our brands. We have successfully formulated our sustainably sourced, fermentation-based ingredients such as Squalane, HemisqualaneTM, and Steviol Glycoside Rebaudioside M (Reb M) into our consumer brands. All of our non-government partnerships include commercial terms for the supply of molecules we produce at commercial scale. The first molecule to generate revenue for us after farnesene was a fragrance molecule launched in 2015. Since this launch, our partners have indicated increasing demand due to the cost-advantaged position, high purity, and sustainable production methods of our molecules. In 2019, we commercially produced and shipped our Reb M that is an alternative sweetener and zero calorie sugar replacement for food and beverages. We added six new ingredients to our portfolio in 2020 and three new ingredients to our portfolio in 2021.

Our time from lab to market for molecules has decreased from three to four years to less than a year for our most recent molecule, mainly due to our ability to leverage our technology platform with proprietary strain construction, screening and analytics tools, advanced lab automation, and data integration. Our state-of-the-art infrastructure includes industry-leading strain engineering and lab automation located in Emeryville, California, pilot-scale production facilities in Emeryville and Campinas, Brazil, a demonstration-scale facility in Campinas and a commercial scale production facility in Leland, North Carolina (which is part of our Aprinnova joint venture). While a wide variety of feedstocks for production exists, we source Brazilian sugarcane for our large-scale production because of its supply resilience, renewability, low cost, and relative price stability. We are in the process of constructing a new purpose-built, large-scale specialty ingredients facility in Brazil, which we anticipate will allow for the manufacture of up to five products concurrently. We expect construction to be completed in the first half of 2022. Pending commissioning of the new facility, we continue to manufacture our products at manufacturing sites in Brazil, the United States and Europe.

Consumer Revenue

We began 2021 with three consumer brands, Biossance® clean beauty skincare, Pipette® clean baby skincare, and PurecaneTM zero-calorie sweetener. During the second half of 2021, we launched five additional consumer brands in the Clean Beauty & Personal Care end market, including Terasana® clean skincare, Costa Brazil® luxury skincare, OLIKATM clean wellness, Rose Inc.TM clean color cosmetics, and JVNTM clean haircare. See "Properties" in Part I, Item 2 of this Annual Report on Form 10-K for information regarding our new leased office and retail space for certain of our consumer brands.

We have various retail partnerships associated with our consumer business. These partners include Sephora, Target, Amazon, Walmart, and others. We also partner with various brand ambassadors who share our vision for a sustainable future to build brand recognition for our consumer brands, including Rosie Huntington-Whiteley for Pipette, Jonathan Van Ness for Biossance and JVN Haircare, and Reese Witherspoon for Biossance. We have used equity, royalty, or consulting arrangements to remunerate these ambassadors for their engagement with our brands.

Ingredients License Revenue

We partner with sector leaders in the broader ingredients sector to bring our unique, sustainably sourced ingredients to market. Through these partnerships, we realize the market potential of our ingredients by leveraging their large go-to-market footprint, commercial relationships, and formulation capability. We have active partnerships with Koninklijke DSM N.V. (DSM) for our F&F portfolio, Ingredion Incorporated (Ingredion) for our Reb M, Yifan Pharmaceutical Co., Ltd. (Yifan) for our vitamins, MF 92 VENTURES LLC (Minerva) for the sustainable production and distribution of products in the recombinant protein segment, and ImmunityBio (ImmunityBio) for a COVID-19 vaccine.

In 2017, we monetized the use of one of our mature molecules in certain fields of use by licensing farnesene to DSM. We also sold to DSM our subsidiary Amyris Brasil Ltda., which owned and operated a biofuel manufacturing facility in Brotas, Brazil that manufactures farnesene. On March 31, 2021, we entered into a license agreement and asset purchase agreement pursuant to which DSM acquired exclusive rights to our F&F product portfolio, which included intellectual property licenses and the assignment of related supply agreements, for upfront consideration totaling $150 million, and up to $235 million of contingent consideration if certain commercial milestones are achieved between 2022 and 2024 (for payout in 2023 through 2025). We also entered into a 15-year manufacturing agreement to manufacture certain F&F ingredients for DSM for supply to third parties.

In the second quarter of 2018, we successfully demonstrated our industrial process at full-scale to produce a high-purity, zero-calorie sweetener derived from sugarcane, and in the fourth quarter of 2018, we were notified by the U.S. Food and Drug Administration (FDA) that we received its Generally Recognized As Safe (GRAS) designation concurrence and began producing commercial quantities of Reb M. Our Reb M is produced from sugarcane, making it more sustainable and cost efficient than other natural sweeteners, and we believe its profile provides advantages in taste and total process economics for blends and formulations. In June 2021, we entered into an intellectual property license agreement with PureCircle Limited (PureCircle), a subsidiary of Ingredion, whereby we (i) granted certain intellectual property licenses to PureCircle to make, have made, commercialize and advance the development of sustainably sourced, zero-calorie, nature-based sweeteners and potentially other types of fermentation-based ingredients, as the exclusive global business-to-business commercialization partner for our sugar reduction technology, (ii) entered into a product supply and profit sharing agreement to provide manufacturing services and products to PureCircle, and (iii) assigned and transferred certain customer contracts to PureCircle related to the sale and distribution of Reb M. We continue to own and market our Purecane® consumer brand offering of tabletop and culinary sweetener products. As consideration for the license and product supply agreements, we received a $10 million license fee at closing and may receive additional payments in the aggregate of up to $35 million upon achievement of certain milestones related to Reb M sales and manufacturing cost targets. Additionally, under the product supply and profit sharing agreement, we will earn revenues from product sales to PureCircle and a profit share from future product sales, including RebM (alone or in a blended product), by PureCircle.

In the third quarter of 2018, we entered into a license and collaboration agreement with a subsidiary of Yifan, a leading Chinese pharmaceutical company. Collaboration and research and development work continue under three active licenses with a subsidiary of Yifan.

Research and Development, Joint Ventures and Collaborations Revenue

From time to time, we enter into joint ventures and collaborations with partners for the commercialization of our ingredients. For example, in 2016, we entered into a joint venture agreement with Nikko Chemicals Co., Ltd., an existing commercial partner of ours, and Nippon Surfactant Industries Co., Ltd., an affiliate of Nikko (collectively, Nikko) to focus on the worldwide commercialization of the Neossance cosmetic ingredients business. The joint venture was re-named Aprinnova, LLC. In 2020, we formed a new entity (Clean Beauty Collaborative) with Rosie Huntington-Whiteley to collaborate in the development of a new line of cosmetics products leveraging the Rose, Inc. brand and content platform and our bioengineered ingredients, including Squalane and Hemisqualane. In 2021, Rose, Inc. launched its first collection of clean cosmetics and skincare products. In 2021, we also entered into joint venture agreements with Minerva to develop molecules for the sustainable production and distribution of products in the recombinant protein segment, and with ImmunityBio, a clinical-stage immunotherapy company, for the development of vaccines, including a next-generation COVID-19 vaccine. In connection with entering into license and product supply agreements with PureCircle in June 2021 as described above, Ingredion purchased a minority membership interest in Amyris RealSweet LLC (RealSweet), our subsidiary, which owns the new manufacturing facility under construction in Brazil.

We also work with committed long-term collaboration partners who are leaders in their respective sectors. These partners provide rapid access to large-scale volumes, expertise regarding current ingredient demand, and an understanding of costs and other specifications that support market adoption. These partnerships assist us in ensuring market fit, technology need, and scale. Our partners access our Lab-to-Market technology platform and industrial fermentation expertise to reduce environmental impact, enhance performance, reduce supply and price volatility, and improve cost. Our partners include F&F companies such as Firmenich S.A. (Firmenich) and Givaudan International, SA (Givaudan), nutrition companies such as DSM and Yifan, and food ingredient companies such as Ingredion. We have also worked closely with the U.S. government, including the U.S. Department of Energy and the Defense Advanced Research Projects Agency (DARPA).

Technology

Our Lab-to-Market technology platform utilizes highly optimized and automated molecular biology, analytical, and process development tools combined with machine learning algorithms and statistical models to transform the way microbes metabolize sugars. Specifically, we engineer microbes, such as yeast, and use them as catalysts to convert sugar, through fermentation, into the chemicals used in our everyday lives. We believe that we are one of the first companies to apply microbial engineering towards the manufacturing of a wide range of molecules with commercial applications. Over the last decade, this has required significant, targeted investment in our research and development capabilities. To date, we have successfully scaled up 13 molecules with multiple molecules in development. This investment has also resulted in the development of a suite of strains capable of producing greater than 250 molecules across 15 chemical classes.

In addition to investment of our own funds, we have also been awarded multiple grants from the U.S. government; together, these funds have been used to develop our Lab-to-Market technology platform comprised of highly optimized strain and process development methods, sophisticated machine learning algorithms and statistical models, and proprietary robotic tools.

We built our Lab-to-Market technology platform based on commercial and technological considerations. A few of the commercial considerations that impact our molecule selection are:

1.Our core activities in Clean Beauty & Personal Care and Health & Wellness;
2.Industries or commercial opportunities where our technology can deliver the best performance, sustainability profile and value, in accordance with our No Compromise® commitment; and
3.Economic opportunities based on either the size of the total addressable market or the ability of our formulation to disrupt the market.

Certain technological considerations impact our molecule development selection such as, for example, our ability to:

1.Leverage our existing technology platform in new ways based on prior learnings relating to metabolic pathways and chemical properties;
2.Amplify value by differentiating new applications;
3.Match new chemical classes with new end markets; and
4.Valorize fermentation process and other agricultural waste streams.

Strain Engineering

Researchers around the world are continuously learning how the complex biological processes in organisms work. We believe that the best method for development of commercially viable strains is to test as many hypotheses as accurately and quickly as possible to accelerate this learning process. Our proprietary Lab-to-Market technology platform allows us to design, build and analyze thousands of strains in a single experiment, thereby enabling us to test thousands of hypotheses simultaneously. Extensive automation across our pipeline has resulted in significant decreases in the average time and cost to engineer a manufacturing-ready strain. In total, we have had an exponential increase in the number of molecules in our pipeline in active development with relatively minimal increases in our yearly R&D spend.

Importantly, through our lab-scale and pilot-plant fermentation operations, and our proprietary analytical tools, we are now able to predict, with high reliability, the performance of candidate strains at industrial scale.

Process Development

In order to maximize the quantity and quality of products we produce, we have invested extensively in advanced capabilities (including prediction models and analytical tools), which include fermentation optimization and the development of scalable product isolation techniques which enable cost effective manufacturing. We have developed scalable manufacturing processes for a wide variety of product types, including insoluble liquids and solids, intracellular products, water soluble solids, and gaseous products. Recently developed products have required increasingly complex purification strains and stringent product purity requirements, yet the overall time to develop a scalable, cost-effective manufacturing process has decreased due to a combination of increased automation and experience.

Upscaling and Commercialization

Microbial engineering can be unpredictable, and successful commercialization depends heavily on expertise in process scale-up and manufacturing. We have successfully scaled up and commercially manufactured 13 distinct molecules included in thousands of leading global brands. Our process development and technology transfer expertise results in accelerated speed to market, lower overall product development costs, and a significantly lower risk profile for any project we undertake. Strains and fermentation processes must be efficiently optimized to enable cost-effective production; downstream recovery and purification processes must be identified and streamlined to achieve appropriate product purity and maximize facility throughput; and all unit operations must be tested for performance in appropriate scaled-down models before they are implemented at commercial scale manufacturing facilities. Our unique infrastructure to support this scale-up process includes hundreds of lab-scale fermentors (0.25 to 2 liter) and operating pilot plants in our facilities in Emeryville, California and Campinas, Brazil (multiple 300L and 1x 1000L fermentor), both of which are equipped with a wide range of downstream processing unit operations. In addition, five years of experience owning and operating the 1,200,000-liter production facility in Brotas, Brazil (sold in late 2017) enabled us to refine these scaled-down systems to mimic the commercial scale fermentation and recovery tools so that our findings may translate predictably from lab- and pilot-scale to commercial scale.

Manufacturing

We are currently manufacturing our ingredients by using a strategic network of contract manufacturers in Brazil, the United States and Europe. Until December 2017, we owned and operated a biofuel-oriented production facility located in Brotas, Brazil, which we sold to DSM because it was no longer a strategic fit with our portfolio. We subsequently entered into a supply agreement with DSM to purchase intermediate product from the Brotas facility.

We are currently constructing a new, multi-line specialty ingredients manufacturing facility in Brazil. We expect construction to be completed in the first half of 2022, with initial production commencing shortly thereafter. Once fully commissioned, this facility will enable us to manufacture up to five products concurrently.

For many of our products, we perform additional distillation or finishing steps to convert initial target molecules into other finished products. We also have a manufacturing facility in Leland, North Carolina through Aprinnova, our joint venture with Nikko, to convert our Biofene into squalane and other final products. See below under "Joint Ventures and Collaborations" for more information regarding our Aprinnova joint venture.

Product Distribution and Sales

We distribute and sell our sustainable consumer products to retailers and directly to consumers through online ecommerce web-sites. We distribute and sell our ingredients directly to distributors, formulators, collaboration partners, or through joint ventures, depending on the end-market. Generally, our R&D collaboration agreements include commercial terms, and sales are contingent upon achievement of technical and/or commercial milestones.

For the year ended December 31, 2021, revenue from key customers and from all other customers was as follows, with DSM revenue mostly related to the F&F strategic transaction we completed during the first quarter of 2021:

(In thousands)	Renewable Products	Licenses and Royalties	Collaborations, Grants and Other	Total Revenue	% of Total Revenue
DSM (related party)	$19,162	$149,612	$6,000	$174,774	51.1%
All other customers	130,541	24,200	12,302	167,043	48.9%
Total revenue	$149,703	$173,812	$18,302	$341,817	100.0%

Intellectual Property

Our success depends in large part upon our ability to obtain and maintain proprietary protection for our products and technologies and to operate without infringing on the proprietary rights of others. Our policy is to protect our proprietary position by, among other methods, filing for patent applications on inventions that are important to the development and conduct of our business with the U.S. Patent and Trademark Office, and its foreign counterparts. We seek to avoid infringement by monitoring patents and publications in our product areas and technologies to be aware of developments that may affect our business, and to the extent we identify such developments, evaluate and take appropriate courses of action.

As of December 31, 2021, we had 684 issued U.S. and foreign patents and 238 pending U.S. and foreign patent applications that are owned or co-owned by or licensed to us. We also use other forms of protection (such as trademark, copyright, and trade secret) to protect our intellectual property, particularly where we do not believe patent protection is appropriate or obtainable. We aim to take advantage of all of the intellectual property rights that are available to us and believe that this comprehensive approach provides us with a strong proprietary position.

Patents extend for varying periods according to the date of patent filing or grant, and the legal term of patents in various countries where patent protection is obtained. The actual protection afforded by patents, which can vary from country to country, depends on the type of patent, the scope of its coverage and the availability of legal remedies in the country. See “Risk Factors - Risks Related to Our Business - Our proprietary rights may not adequately protect our technologies and product candidates.”

We further protect our proprietary information by requiring our employees, consultants, contractors and other advisers to execute nondisclosure and assignment of invention agreements upon commencement of their respective employment or engagement. Agreements with our employees also prevent them from bringing the proprietary rights of third parties to us. In addition, we also require confidentiality or material transfer agreements from third parties that receive our confidential data or materials.

Trademarks

Amyris, the Amyris logo, Biofene, Biossance, Costa Brazil, Hemisqualane, JVN, Lab-to-Market, No Compromise, OLIKA, Pipette, Purecane, Rose Inc., and Terasana are trademarks or registered trademarks of Amyris, Inc or its subsidiaries. This report also contains trademarks and trade names of other businesses that are the property of their respective holders.

Competition

We expect that our products will compete with products produced from traditional sources as well as from alternative production methods (including the intellectual property underlying such methods) that established enterprises and new companies are seeking to develop and commercialize. We view competition principally as those products, typically based on traditional chemistries or are derived from non-sustainable sources that we are replacing with our sustainable products.

Clean Beauty & Personal Care

We develop and sell active cosmetic ingredients and consumer products in the Clean Beauty & Personal Care markets, creating a competitive landscape that includes ingredient suppliers, Clean Beauty & Personal Care and consumer goods companies. Most skincare ingredients are derived from plant and animal sources or created using chemical synthesis. Plant- and animal-sourced ingredients are typically higher in cost, lower in purity and have a greater impact on the environment versus our products. Products derived from chemical synthesis are often produced at a low cost but have ramifications on sustainability as well as non-natural sourcing. There are also companies that are working to develop products using similar technology to us.

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

Flavor & Fragrance

The main competition in the F&F and cosmetic actives markets is from products derived from plant and animal sources as well as chemical synthesis. The products derived from plant and animal sources are typically produced at higher cost and lower purity, and create a greater impact on the environment compared to our products. Products derived from chemical synthesis are often produced at a low cost but may have ramifications on sustainability and on non-natural sourcing. There are also companies that are working to develop products using similar technology to us.

Competitive Factors

We believe the primary competitive factors in our target markets are:

•product performance and other measures of quality;
•product price;
•product cost;
•sustainability and social responsibility;
•dependability of naturally supplied ingredients; and
•infrastructure compatibility of products.

We believe that, for our products to succeed in the market, we must demonstrate that our products are comparable or better alternatives to existing products and to any alternative products that are being developed for the same markets based on some combination of performance, pricing, product cost, availability, and consumer preference characteristics.

Regulatory Matters

Environmental Regulations

Our development and production processes involve the use, generation, handling, storage, transportation and disposal of hazardous chemicals and radioactive and biological materials. We are subject to a variety of federal, state, local and international laws, regulations and permit requirements governing the use, generation, manufacture, transportation, storage, handling and disposal of these materials in the United States, Canada, Latin America (Brazil), Europe (UK), China and other countries where we operate or may operate or sell our products in the future. These laws, regulations and permits can require expensive fees, pollution control equipment or operational changes to limit actual or potential impact of our technology on the environment and violation of these laws could result in significant fines, civil sanctions, permit revocation or costs from environmental remediation. We believe we are currently in substantial compliance with applicable environmental regulations and permitting. However, future developments including the commencement of or changes in the processes relating to commercial manufacturing of one or more of our products, more stringent environmental regulation, policies and enforcement, the implementation of new laws and regulations or the discovery of unknown environmental conditions may require expenditures that could have a material adverse effect on our business, results of operations or financial condition. See “Risk Factors - Risks Relating to Our Business - We may incur material costs to comply with environmental laws and regulations, and failure to comply with these laws and regulations could expose us to material liabilities.”

GMM Regulations

The use of genetically modified microorganisms (GMMs), such as our yeast strains, is subject to laws and regulations in many countries. In the United States, the Environmental Protection Agency (EPA) regulates the commercial use of GMMs as well as potential industrial products produced from the GMMs. Various states within the United States could choose to regulate products made with GMMs as well. While the strain of genetically modified yeast that we use, S. cerevisiae, is eligible for exemption from EPA review because it is GRAS, we must satisfy certain criteria to achieve this exemption, including but not limited to, use of compliant containment structures and safety procedures. In Brazil, GMMs are regulated by the National Biosafety Technical Commission (CTNBio) under its Biosafety Law No. 11.105-2005. We have obtained commercial approvals from CTNBio to use our GMMs in a contained environment in our Brazil facilities for research and development purposes, in manufacturing and at contract manufacturing facilities in Brazil. In Europe, we are subject to similar regulations and have obtained approvals from Spain’s Ministry of Environment for our production activities located in this country.

Chemical Regulations

Our renewable products may be subject to government regulations in our target markets. In the United States, the EPA administers the requirements of the Toxic Substances Control Act (TSCA), which regulates the commercial registration, distribution and use of many chemicals. Before an entity can manufacture or distribute significant volumes of a chemical, it needs to determine whether that chemical is listed in the TSCA inventory. If the substance is listed, then manufacture or distribution can commence immediately. If not, then in most cases a “Chemical Abstracts Service” number registration and Pre-Manufacture Notice must be filed with the EPA, which has 90 days to review the filing. A similar requirement exists in Europe under the Registration, Evaluation, Authorization and Restriction of Chemical Substances (REACH) regulation. See “Risk Factors - Risks Related to Our Business - We may not be able to obtain or maintain regulatory approval for the sale of our renewable products.” In 2013, the EPA registered farnesane as a new chemical substance under the TSCA, which enables us to manufacture and sell Hemisqualane (Farnesane) without restriction in the United States. In 2016, Hemisqualane was similarly registered in Europe under REACH for manufacturing and sales.

Other Regulations

Certain of our current or emerging products in the Clean Beauty & Personal Care, Health & Wellness, and F&F end markets, including alternative sweeteners, nutraceuticals, F&F ingredients, skincare ingredients, cosmetic actives, and our proposed cannabinoid products, are subject to regulation by either the FDA or the Drug Enforcement Administration or both, as well as similar agencies of states and foreign jurisdictions where these products are manufactured, sold or proposed to be sold. Pursuant to the Federal Food, Drug, and Cosmetic Act (FDCA), the FDA regulates the processing, formulation, safety, manufacture, packaging, labeling and distribution of food ingredients, vitamins, and cosmetics. Generally, in order to be marketed and sold in the United States, a relevant product must be GRAS, approved and not adulterated or misbranded under the FDCA and relevant regulations issued thereunder. The FDA has broad authority to enforce the provisions of the FDCA applicable to food ingredients, vitamins, drugs and cosmetics, including powers to issue a public warning letter to a company, to publicize information about illegal products, to request a recall of illegal products from the market, and to request the U.S. Department of Justice to initiate a seizure action, an injunction action, or a criminal prosecution in U. S. courts. Failure to obtain requisite approval from, or comply with the laws and regulations of, the FDA or similar agencies of states and applicable foreign jurisdictions could prevent us from fully commercializing certain of our products. See “Risk Factors - Risks Related to Our Business - We may not be able to obtain or maintain regulatory approval for the sale of our renewable products.” Our proposed cannabinoid products may also be subject to regulation under various federal, state and foreign-controlled substance laws and regulations. See “Risk Factors - Our cannabinoid and COVID-19 vaccine development initiatives are uncertain and may not yield commercial results and are subject to material regulatory risks.”

In addition, our direct-to-consumer products such as our Biossance, JVN, and Rose, Inc. products will be subject to the Natural Cosmetics/Personal Care Products Safety Act, if enacted. Cosmetic products are regulated by or under the FDA’s oversight. Also, our direct-to-consumer products are subject to the regulations of the U.S. Federal Trade Commission (FTC) and similar agencies of states and foreign jurisdictions where these products are sold or proposed to be sold regarding the advertising of such products. In recent years, the FTC has instituted numerous enforcement actions against companies for failure to have adequate substantiation for claims made in advertising or for the use of false or misleading advertising claims. The FTC has broad authority to enforce its laws and regulations applicable to cosmetics, including the ability to institute enforcement actions which often result in consent decrees, injunctions, and the payment of civil penalties by the companies involved. Failure to comply with the laws and regulations of the FTC or similar agencies of states and applicable foreign jurisdictions could impair our ability to market our direct-to-consumer products.

Human Capital

As of December 31, 2021, we had approximately 980 full-time employees, of whom approximately 740 were in the United States, 140 were in Brazil, 50 were in Portugal, and 50 were in the United Kingdom. Except for labor union representation for Brazil-based employees based on labor code requirements in Brazil, none of our employees is represented by a labor union or is covered by a collective bargaining agreement. We have never experienced any employment-related work stoppages, and we consider relations with our employees to be good. Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, incentivizing, and integrating our existing and additional employees. The principal purposes of our equity incentive plans are to attract, retain and motivate selected employees and consultants through the granting of stock-based compensation awards and, with respect to selected employees, cash-based performance bonus awards.

Diversity and Inclusion

We are committed to enhancing the diversity of our workforce and promoting a culture of acceptance and equality throughout the organization. Our board of directors (Board) believes that human capital management, including diversity, equity, and inclusion (DEI) initiatives, are important to our success. We conduct an employee engagement survey on an annual basis, and the results of these surveys are discussed with the Leadership, Development, Inclusion and Compensation Committee of the Board, as well as with the executive leadership in order to continue to improve our DEI practices across the Company.

A Diverse Workforce: Our diversity makes us stronger. We strengthen the value we create as a company when we bring a broad-based workforce together to achieve our goals.

Promoting Inclusion: We promote employee affiliation groups focused on specific diverse needs of our workforce, and these diverse groups run their own programming to contribute to the education about, and to promote awareness of, their diversity. We believe these programs and related company-wide communications result in a more inclusive environment for our employees.

Equal Pay for Equal Work: We believe in compensating our employees fairly and equitably. We have instituted practices to ensure salary transparency, our management is guided on the principle of pay equity, and our compensation structures by job level and geographical market are available to all employees.

Health and Safety

Safety is one of our core values, which means that maintaining a safe and healthy work environment for our people, as well as our communities, resources, and planet, is our highest priority. We have a Safety Committee that is responsible for developing, promoting, and maintaining safety policies and procedures. We provide customized environmental health and safety training, carry out regular facility audits, assist employees with risk assessments, promote waste management and reduction practices, provide recommended personal protective equipment and offer a robust ergonomics program in compliance with the California Division of Occupational Health and Safety and the California Department of Public Health.

The global COVID-19 pandemic has caused us to take both a short-term and a long-term view of environmental, social and governance (ESG) risks and opportunities. Since early 2020, we have closely monitored the impact of the global COVID-19 pandemic on all aspects of our business, including its impact on our employees, partners, supply chain, and distribution network. Since the start of the pandemic, we developed a comprehensive response strategy including establishing a cross-functional COVID-19 Task Force and implementing business continuity plans to manage the impact of the COVID-19 pandemic on our employees and our business. We have applied recommended public health strategies designed to prevent the spread of COVID-19 and have been focused on the health and welfare of our employees. We have successfully managed to sustain ongoing critical production campaigns and infrastructure while staying in compliance with public health orders

Corporate Information

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
•Our ability to compete effectively;
•Our ability to effectively integrate acquisitions;
•Our ability to launch majority-owned consumer brands;
•Our reliance on collaboration arrangements to fund development and commercialization of our products; and
•Our ability to manage the expansion of our international operations.

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
•New regulations or changes in regulation relating to our existing or future products, as well as any costs incurred to comply with applicable regulations;
•Our ability to obtain, maintain, protect, and enforce our intellectual property rights; and
•Costs and resources required to manage litigation related to the development and commercialization of our products.

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

Business and Operational Risks

Our business is currently adversely affected and could be materially adversely affected in the future by the evolving effects of the COVID-19 pandemic and related global economic slowdown as a result of the recent and potential future impacts on our supply chain, manufacturing and commercialization activities and other business operations.

The COVID-19 pandemic continues to have a significant impact on businesses and commerce and has resulted in authorities worldwide implementing numerous measures to contain or mitigate the outbreak of the virus, such as travel bans and restrictions, border controls, limitations on business activity, social distancing requirements, quarantines, and shelter-in-place orders. These measures have caused, and are continuing to cause, business slowdowns or shutdowns in affected areas and disruption of supply chains, both regionally and worldwide. The impact of the pandemic on our business and operations and our ability to execute our strategic plans remains uncertain and will depend on many unpredictable factors outside our control, including, without limitation, the extent, trajectory and duration of the pandemic, the availability, distribution, and uptake of vaccines and other effective treatments to treat the COVID-19 virus and any new variants thereof, the emergence of new variants that are more contagious, symptomatic, or fatal, the effectiveness of existing vaccines against such new variants, the time the medical community requires to respond to such variants, the imposition of and compliance with protective public safety measures, the ultimate duration and severity of the pandemic, and the impact of the pandemic on the global economy, and the related impacts on our development pipeline and on demand for our products.

Since the end of the first quarter of 2020, we have initiated several precautions in accordance with local regulations and guidelines to mitigate the spread of COVID-19 infection across our businesses. These precautions have impacted the way we carry out our business, including additional sanitation and cleaning procedures in our laboratories and other facilities, on-site COVID-19 testing, symptom confirmations, contact tracing, remote working when possible, and implementation of social distancing and staggered worktime requirements for our employees who must work on-site. If we are required to continue such measures for an extended period of time, particularly in sites with significant headcount such as our Emeryville, California headquarters, it could impact the ability of our employees to collaborate efficiently and advance research and development (R&D) projects as productively as they could in a typical lab environment or office setting. In addition, the loss or unavailability of our R&D staff or other key employees and executives, as a result of sickness of employees or their families or the responsibility of employees to manage family obligations while working from home, could negatively impact our business and operations and our ability to operate or execute our business strategy. Continued employee telecommuting activity also increases the risk of a security breach of our information technology systems. The changed environment under which we are operating could have an impact on our internal controls over financial reporting.

As a result of the COVID-19 pandemic, we have experienced disruption and delays in our global supply chain. For example, during the first half of 2020, we experienced COVID-19-related delays in sourcing alcohol for our Pipette hand sanitizer, and if the COVID-19 pandemic worsens, we may experience supply disruptions due to temporary closures, production slowdowns, staffing shortages, logistics, delays and disruptions in the manufacture and/or shipment of our products, including third-party facilities we rely upon in Brazil, Europe and the U.S. Moreover, the ongoing impacts of the COVID-19 pandemic could result in interruptions or delays in the operations of regulatory authorities, which may impact review or approval timelines; delays in necessary interactions with other agencies and contractors due to limitations in employee resources or forced furlough of government employees; termination of, or difficulties in procuring or maintaining, arrangements with third parties upon whom we depend such as manufacturers, including contract manufacturing organizations, suppliers and other strategic partners; and disruptions or restrictions on our ability to pursue partnerships and other business transactions.

Since the start of the COVID-19 pandemic in early 2020, there has been an overall decline in consumer spending particularly in retail brick-and-mortar channels due to store closures by our retail partners as mandated by local laws. Although we have experienced an increase in digital commerce and online purchasing, the effects of a prolonged pandemic could result in a continued negative impact on consumer spending, customer preferences, and overall demand. In addition, if COVID-19 impacts the financial position of our customers, resale channel partners or any of our collaboration partners, we may have difficulty collecting receivables or milestone and royalty payments, and our business and results of operations could be exposed to risks associated with uncollectible accounts or defaults on contractual payment obligations by our collaboration partners. If we are unable to generate sufficient cash from operations due to impacts of the COVID-19 pandemic or otherwise, we may need to raise additional funds. While the COVID-19 pandemic has not materially impacted our liquidity and capital resources to date, the duration and severity of any further economic or market impact of the COVID-19 pandemic remain uncertain, and there can be no assurance that it will not have an adverse effect on our liquidity and capital resources, including our ability to access capital markets, in the future, on terms that are favorable to us, or at all.

A limited number of customers, distributors and collaboration partners account for a material portion of our revenues. The loss of major customers, distributors or collaboration partners could harm our operating results.

Our revenues have varied materially from quarter to quarter and are dependent on sales to, and collaborations with, a limited number of customers, distributors and/or collaboration partners. We cannot be certain that customers, distributors and/or collaboration partners that have accounted for material revenues in past periods, individually or as a group, will continue to generate similar revenues in any future period. If we fail to renew with, or if we lose, a major customer, distributor or collaboration partner, our revenues could decline if we are unable to replace the lost revenues with revenues from other sources. Furthermore, if we lose one or more of our distributors and cannot replace the distributor in a timely manner or at all, our business, results of operation and financial condition may be materially adversely affected. For example, one of our key third-party logistics providers recently experienced a cyber-attack that shut down their operations, and as a result, we are experiencing delays in fulfilling sales orders for our products. Depending on the duration of this shutdown and our ability to redirect inventory fulfillment to another provider, this sales order fulfillment disruption could have a material adverse effect on our business, results of operations and financial condition. Since our business depends in part on such collaboration agreements, it may be difficult for us to replace any such lost revenues through additional collaborations in any period, as revenue from such new collaborations will often be recognized over multiple quarters or years.

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

We face financial risk associated with scaling up production to reduce our production costs. To reduce per-unit production costs, we must increase production to achieve economies of scale and to be able to sell our products with positive margins. However, if we do not sell production output in a timely manner or in sufficient volumes, our investment in production will lead to higher working capital costs, which harm our cash position and could generate losses. Additionally, we may incur added storage costs and we may face issues related to the decrease in quality of our stored products as well as supply chain delays and disruptions, all of which can adversely affect the value of such products. Since achieving competitive product prices generally requires increased production volumes and our manufacturing operations and cash flows from sales are in their early stages, we have had to produce and sell products at a loss in the past, and may continue to do so as we build our business. If we are unable to achieve adequate revenues from a combination of product sales and other sources, we may not be able to invest in production and we may not be able to pursue our business plans. In addition, in order to attract potential collaboration or joint venture partners, or to meet payment milestones under existing or future collaboration agreements, we have in the past been, and may in the future be, required to guarantee or meet certain levels of production costs. If we are unable to reduce our production costs to meet such guarantees or milestones, our net cash flow will be further reduced.

If we are not able to successfully commence, scale up or sustain operations at existing and planned manufacturing facilities, our customer relationships, business and results of operations may be adversely affected.

A substantial component of our planned production capacity in the near- and long-term depends on successful operations at our existing and potential large-scale production plants. In December 2017, we sold our production facility to DSM and concurrently entered into a supply agreement with DSM to purchase output from the facility, which represents a significant portion of our expected supply needs (see Note 11, "Related Party Transactions" in Part II, Item 8 of this Annual Report on Form 10-K for more information). We are building a new purpose-built, large-scale ingredients plant in Brazil, which we anticipate will allow for the manufacture of up to five products concurrently and to produce both our specialty ingredients portfolio and our zero calorie sweetener ingredient. We currently anticipate facility construction to be completed in the first half of 2022 with initial production to commence in the second quarter of 2022. However, there can be no assurances that we will be able to complete such facilities on our expected timeline, if at all. Delays or problems in the construction, start-up or operation of such facilities could cause delays in our ramp-up of production and hamper our ability to reduce our production and logistics costs. Delays in construction can occur due to a variety of factors, including regulatory requirements, COVID-19-related factors, and our ability to fund construction and commissioning costs.

Once our large-scale production and purification facilities are built, we must successfully commission them, and they must perform as we expect. If we encounter significant delays in financing, cost overruns, engineering issues, contamination problems, equipment or raw material supply constraints, unexpected equipment maintenance requirements, safety issues, work stoppages or other serious challenges in bringing these facilities online and operating them at commercial scale, including as a result of the impacts of the COVID-19 pandemic, we may be unable to produce our renewable products in the time frame and at the cost we have planned. It is difficult to predict the effects of scaling up production of industrial fermentation to commercial scale, as it involves various risks to the quality and consistency of our molecules. In addition, in order to produce molecules at existing and potential future plants, we have been and may in the future be required to perform thorough transition activities and modify the design of the plant. Any modifications to the production plant could cause complications in the operations of the plant, which could result in delays or failures in production. If we are unable to create or obtain additional manufacturing capacity necessary to meet existing and potential customer demand, we may need to continue to use, or increase our use of, contract manufacturing sources, which may not be available on terms acceptable to us, if at all, and generally entail greater cost to us and would therefore reduce our anticipated gross margins. Further, if our efforts to increase (or commence, as the case may be) production at the facilities are not successful, our partners may decide not to work with us to develop additional production facilities, demand more favorable terms or delay their commitment to invest capital in our production. If we are unable to create and sustain manufacturing capacity and operations sufficient to satisfy the existing and potential demand of our customers and partners, our business and results of operations may be adversely affected.

In addition, the production of our products at our planned purpose-built, large-scale production facility will require large volumes of feedstock. For this facility in Brazil, we plan to rely primarily on Brazilian sugarcane. While in certain cases we have entered into feedstock agreements with suppliers which we expect to supply the sugarcane feedstock necessary to produce our products at our facility in Brazil that specify the pricing, quantity and product specifications, we cannot predict the future availability or price of these various feedstocks, nor can we be sure that our mill partners will be able to supply it in sufficient quantities or in a timely manner, whether due to COVID-19 impacts or otherwise. Furthermore, to the extent we are required to rely on sugar feedstock other than Brazilian sugarcane, the cost of such feedstock may be higher than we expect, increasing our anticipated production costs. Feedstock crop yields and sugar content depend on weather conditions, such as rainfall and temperature. Weather conditions have historically caused volatility in the sugar industries by causing crop failures or reduced harvests. Excessive rainfall can adversely affect the supply of sugarcane and other sugar feedstock available for the production of our products by reducing the sucrose content and limiting growers' ability to harvest. Crop disease and pestilence can also occur from time to time and can adversely affect feedstock growth, potentially rendering useless or unusable all or a substantial portion of affected harvests. With respect to sugarcane, its seasonal availability and price, the limited amount of time during which it keeps its sugar content after harvest, and the fact that sugarcane is not itself a traded commodity, increase supply risks and limit our ability to substitute supply. If production of sugarcane or any other feedstock we may use to produce our products is adversely affected by these or other conditions, our production will be impaired, increasing costs to our operations and adversely affecting our business.

Our use of contract manufacturers exposes us to risks relating to costs, supply and delivery, and logistics, and loss or termination of contract manufacturing relationships could harm our ability to meet our production goals.

In addition to our planned production and purification facilities discussed above, we must commercially produce, process and manufacture our products through the use of contract manufacturers, and we anticipate that we will continue to use contract manufacturers for the foreseeable future. Establishing and operating contract manufacturing facilities requires us to make significant capital expenditures, which reduces our cash and places such capital at risk. Also, contract manufacturing agreements may contain terms that commit us to pay for capital expenditures and other costs and amounts incurred or expected to be earned by the plant operators and owners, which can result in contractual liability and losses for us even if we terminate a particular contract manufacturing arrangement or decide to reduce or stop production under such an arrangement. Further, we cannot be sure that contract manufacturers will be available when we need their services, that they will be willing to dedicate a portion of their capacity to our projects, or that we will be able to reach acceptable price, delivery and other terms with them for the provision of their production services.

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

There can be no assurance that our products will be approved or accepted by customers, including customers of our branded products, or that we will be able to sell our products profitably at prices and with features sufficient to establish demand. The potential customers for our products generally have well-developed manufacturing processes and arrangements with suppliers of the chemical components of their products and may have a resistance to changing these processes and components. These potential customers frequently impose lengthy and complex product qualification procedures on their suppliers, influenced by consumer preference, manufacturing considerations such as process changes and capital and other costs associated with transitioning to alternative components, supplier operating history, established business relationships and agreements, regulatory issues, product liability and other factors, many of which are unknown to, or not well understood by, us. Satisfying these processes may take many months. Similarly, customers of our branded products may have a resistance to accept our alternative compositions for such products. Additionally, we may be subject to product safety testing and may be required to meet certain regulatory and/or product safety standards. Meeting these standards can be a time-consuming and expensive process, and we may invest substantial time and resources into such qualification efforts without ultimately securing approval. If we are unable to convince these potential customers, the consumers who purchase end-products containing our products and the customers of our direct-to-consumer products, that our products are comparable to the chemicals that they currently use or that the use of our products is otherwise to their benefit, we will not be successful in entering these markets and our business will be adversely affected.

Moreover, in order to successfully market our direct-to-consumer products, we must continue to build our formulation, production, logistics, quality, sales, marketing, digital, managerial, compliance, and related capabilities or make arrangements with third parties to perform these services. If we are unable to establish adequate marketing, sales and distribution capabilities, whether independently or with third parties, we may not be able to appropriately commercialize such products. Additionally, the internet and other new technologies facilitate competitive entry and comparison shopping for our consumer products, and our digital channels compete against numerous websites, mobile applications and catalogs, which may have a greater volume of circulation and web traffic or more effective marketing through online media and social networking sites. There is no assurance that we will be able to continue to successfully maintain or expand our digital sales channels and respond to shifting consumer traffic patterns and digital buying trends. Our inability to adequately respond to these risks and uncertainties or successfully maintain and expand our digital business could have an adverse impact on our results of operations.

The price and availability of sugarcane and other feedstocks can be volatile as a result of changes in industry policy and may increase the cost of production of our products.

In Brazil, Conselho dos Produtores de Cana-de-Açúcar, Açúcar e Etanol do Estado de São Paulo (Council of Sugarcane, Sugar and Ethanol Producers in the State of São Paulo (Consecana), an industry association of producers of sugarcane, sugar and ethanol, sets market terms and prices for general supply, lease and partnership agreements for sugarcane. If Consecana makes changes to such terms and prices, it could result in higher sugarcane prices and/or a significant decrease in the volume of sugarcane available for the production of our products. In addition, if the availability of sugarcane juice or syrup or other feedstocks is restricted or limited due to the ongoing impacts of the COVID-19 global pandemic, weather conditions, land conditions or any other reason, we may not be able to manufacture our products in a timely or cost-effective manner, or at all, which would have a material adverse effect on our business.

We expect to face competition for our products from existing suppliers, and if we cannot compete effectively against these companies, products or prices, we may not be successful in bringing our products to market, demand for some of our renewable products may decline, or we may be unable to further grow our business.

We expect that our renewable products will compete with both the traditional products that are currently being used in our target markets and with the alternatives to these existing products that established enterprises and new companies are seeking to produce. In the markets that we have entered, and in other markets that we may seek to enter in the future, we will compete primarily with the established providers of ingredients currently used in products in these markets. Producers of these incumbent products include global health and nutrition companies, large international chemical companies and companies specializing in specific products, such as flavor or fragrance ingredients, squalene or essential oils. We may also compete in one or more of these markets with products that are offered as alternatives to the traditional products being offered in these markets.

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

Many of our competitors are much larger than us and have well-developed distribution systems and networks for their products, valuable historical relationships with the potential customers we are seeking to serve and much more extensive marketing and sales programs in place to promote their products. In order to be successful, we must convince customers that our products are at least as effective as the traditional products they are seeking to replace, and we must provide our products on a cost basis that does not greatly exceed these traditional products and other available alternatives. Some of our competitors may use their influence, brands, and significant resources to impede the development and acceptance of renewable products of the type that we are seeking to produce.

We are subject to risks related to our reliance on collaboration arrangements to fund development and commercialization of our products, and our financial results may be adversely impacted if we fail to meet technical, development, or commercial milestones in such agreements.

For most product markets where we are seeking to enter and grow, we have collaboration partners to fund the research and development, commercialization, and production efforts required for the target products, and in some cases, for the ultimate sale of certain products to the customer under the agreement. Typically, we provide limited exclusive rights and revenue-sharing with respect to the production and sale of particular products in specific markets in exchange for such up-front funding. These exclusivity, revenue-sharing, and other similar terms limit our ability to commercialize our products and technology and may impact the size of our business or our profitability in ways that we do not currently envision. In addition, most of these agreements do not affirmatively obligate the other party to purchase specific quantities of any products, and most contain important conditions that must be satisfied before additional funding of research and development or product purchases would occur. These conditions include research and development programs and milestones, including technical specifications that must be achieved to the satisfaction of our collaboration partners. We may focus our efforts and resources on potential discovery efforts, product targets or candidates that require substantial technical, financial, and human resources which we cannot be certain we will achieve.

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

Revenues from these types of relationships are a key part of our cash plan for 2022 and beyond. If we fail to collect expected collaboration revenues, we may be unable to fund our operations or pursue development and commercialization of our planned products. To achieve our collaboration revenue targets from year to year, we may be obliged to source new partners or enter into agreements that contain less favorable terms. Historically, the process of negotiating and finalizing collaboration arrangements with our partners has at times been lengthy and unpredictable. Furthermore, as part of our current and future collaboration arrangements, we may be required to make significant capital investments at our existing or planned production facilities in order to develop, produce, and commercialize molecules or other products. Any failure or difficulties in maintaining existing collaboration arrangements or establishing new collaboration arrangements, or building up or retooling our operations to meet the demands of our collaboration partners could have a material negative impact on our business, including our ability to achieve commercial viability for our products, lead to the inability to meet our contractual obligations and could cause us to allocate or divert capital, personnel, and other resources from our organization, which could adversely affect our business and reputation.

Our collaboration arrangements may restrict or prevent our future business activity with respect to certain products, or in certain geographic markets or industries, which could harm our ability to grow our business.

As part of our collaboration arrangements in the ordinary course of business, we grant to our partners exclusive rights with respect to the development, production, and/or commercialization of particular products or types of products in specific geographic markets or industries, in exchange for up-front funding and/or downstream royalty arrangements. These rights may inhibit potential collaboration or strategic partners or potential customers from entering into negotiations with us about further business opportunities, and we may be restricted or prevented from engaging with other partners or customers for such products or in those markets, which may limit our ability to grow our business or influence our strategic focus, and may lead to an inefficient allocation of capital resources.

In the past, we have had to grant concessions to existing partners in exchange for such partners waiving or modifying their exclusive rights with respect to a particular product, type of product or market in order to engage with a third party with respect to such product, product type, or market. Such concessions are often costly or further limit our ability to conduct future business with respect to a certain product or market. There can be no assurance that existing partners will be willing to grant waivers of or modify their exclusive rights in the future on favorable terms, if at all. If we are unable to engage other potential partners with respect to particular products, product types, geographic markets or industries for which we have previously granted exclusive rights, our ability to grow our business would be harmed, and our business, financial condition, and results of operations may be adversely affected.

Our relationship with DSM exposes us to financial and commercial risks.

In May 2017, DSM made an investment in us and, in connection therewith, we entered into a stockholder agreement with DSM (subsequently amended) which provides DSM with certain rights, including the right to designate one member of our board of directors (to the extent DSM maintains beneficial ownership of at least 4.5% of our outstanding common stock) as well as exclusive negotiating rights in connection with certain future commercial projects and arrangements. Subsequently, in July and September 2017, we entered into collaboration agreements (and related license agreements) with DSM to jointly develop several new molecules in the Health and Nutrition field using our technology, which we would produce and DSM would commercialize. In December 2020, we entered into a Farnesene Framework Agreement with DSM, under which we assigned to DSM the supply of Farnesene to Givaudan International SA (Givaudan) for the production and sale of a single specialty ingredient. In March 2021, we entered into agreements, under which DSM acquired certain exclusive rights to our flavor and fragrance (F&F) product portfolio and an exclusive license to our F&F intellectual property, and under which we agreed to manufacture F&F ingredients for DSM through 2024. For more information regarding these and other transactions and arrangements with DSM, please see Note 4, “Debt,” Note 6, “Stockholders’ Equity (Deficit),” Note 10, “Revenue Recognition” and Note 11, “Related Party Transactions” in Part II, Item 8 of this Annual Report on Form 10-K.

DSM, due to its presence on our board of directors, equity ownership in us, and commercial relationships with us, may be able to influence our management, operations and affairs, including the approval of significant corporate transactions, such as the disposition of our intellectual property, mergers, consolidations or the sale of all or substantially all of our assets. Due to its various relationships with us, DSM may have interests different from, and may not act in the best interests of, our other stockholders.

A significant portion of our operations is centered in Brazil, and our business could be adversely affected if we do not operate effectively in that country.

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
•effects of changes in currency exchange rates;
•changing interest rates;
•impact of the COVID-19 pandemic on the supply of raw materials, labor or services;
•tax burden and policies;
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

We maintain operations in foreign jurisdictions other than Brazil, and may in the future expand, or seek to expand, our operations to additional foreign jurisdictions. For example, operating in Europe and China exposes us to political, legal and economic risks. In particular, the political, legal and economic climate in China, both nationally and regionally, is fluid and unpredictable. Our ability to operate in China may be adversely affected by changes in U.S. and Chinese laws and regulations such as those related to taxation, import and export tariffs, environmental regulations, genetically modified microorganisms (GMM), land use rights, product testing requirements, intellectual property, currency controls, network security, and other matters. In addition, we may not obtain or retain the requisite permits to operate in China, and costs or operational limitations may be imposed in connection with obtaining and complying with such permits. In addition, Chinese trade regulations are in a state of flux, and we may become subject to other forms of taxation, tariffs and duties in China. Furthermore, our counterparties in China may use or disclose our confidential information or intellectual property to competitors or third parties, which could result in the illegal distribution and sale of counterfeit versions of our products. If any of these events occur, our business, financial condition and results of operations could be materially and adversely affected.

In addition, a significant percentage of the production, downstream processing and sales of our products occurs outside the United States or with vendors, suppliers or customers located outside the United States. If tariffs or other restrictions are placed by the United States on foreign imports from Brazil, European or other countries where we operate or seek to operate, or any related counter-measures are taken, our business, financial condition, results of operations and growth prospects may be harmed. Tariffs may increase our cost of goods, which could result in lower gross margin on certain of our products. If we raise prices to account for any such increase in costs of goods, the competitiveness of the affected products could potentially be reduced. In either case, increased tariffs on imports from Brazil, European or other countries where we operate or seek to operate could materially and adversely affect our business, financial condition and results of operations. Furthermore, in retaliation for any tariffs imposed by the United States, other countries may implement tariffs on a wide range of American products, which could increase the cost of our products for non-U.S. customers located in such countries. Any increase in the cost of our products for non-U.S. customers, which represent a substantial portion of our sales, could result in a decrease in demand for our products by such customers. Trade restrictions and sanctions implemented by the United States or other countries, including sanctions imposed on Russia by the United States and other countries due to Russia's recent invasion of Ukraine, could materially and adversely affect our business, financial condition and results of operations.

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

Our management has remediated this material weakness. We cannot, however, guarantee that additional material weaknesses or significant deficiencies in our internal controls will not be discovered or occur in the future. We experienced significant growth in 2021 and anticipate continuing this growth trajectory to continue throughout 2022 through business acquisitions, hiring of additional employees, expanding of our facilities and operating locations, and significantly increasing our manufacturing activity and service delivery capabilities in Brazil and Europe, all of which could impact our ability to accurately and timely record transactions, and could result in internal control failures that lead to material weaknesses or significant deficiencies. If these events occur, we may be unable to report our financial results accurately or on a timely basis, which could cause our reported financial results to be materially misstated and result in the loss of investor confidence and adversely affect the market price of our common stock and our ability to access the capital markets, and we could be subject to sanctions or investigations by the Nasdaq Stock Market (Nasdaq), the SEC or other regulatory authorities. See Part II, Item 9A “Controls and Procedures” of this Annual Report on Form 10-K for additional information.

In addition, to the extent we create joint ventures or have any variable interest entities and the financial statements of such entities are not prepared by us, we will not have direct control over their financial statement preparation. As a result, we will, for our financial reporting, depend on what these entities report to us, which could result in us adding monitoring and audit processes to those operations and increase the difficulty of implementing and maintaining adequate internal control over our financial processes and reporting in the future, which could lead to delays in our external reporting. In particular, this may occur in instances where we are establishing such entities with commercial partners that do not have sophisticated financial accounting processes in place, or where we are entering into new relationships at a rapid pace, straining our integration capacity. Additionally, if we do not receive the information from the joint venture or variable interest entity on a timely basis, it could cause delays in our external reporting.

Even if we conclude in the future, and our independent registered public accounting firm concurs, that our internal control over financial reporting provides reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, because of its inherent limitations, internal control over financial reporting may not prevent or detect fraud or misstatements. Failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our results of operations or cause us to fail to meet our reporting obligations, which could reduce the market’s confidence in our financial statements and harm our stock price. In addition, failure to comply with Section 404 could subject us to a variety of administrative sanctions, including SEC action, the suspension or delisting of our common stock by Nasdaq, and the inability of registered broker-dealers to make a market in our common stock, which could further reduce our stock price and could harm our business.

We have a history of net losses to date, anticipate continuing to incur losses in the future, and may not be able to achieve or sustain profitability.

We have incurred operating losses since our inception, and we expect to continue to incur losses and negative cash flows from operations for at least the next 12 months following the issuance of this Annual Report on Form 10-K. As of December 31, 2021, we had an accumulated deficit of $2.4 billion.

We may not be able to generate sufficient cash inflows from the sales of renewable products, licenses and royalties, and collaborations and grants to fund our anticipated operations and to service our debt obligations.

Our planned working capital needs and operating and capital expenditures for 2022, and our ability to service our outstanding debt obligations, are dependent on significant inflows of cash from product sales, licenses, and royalties, and grants and collaborations and, as needed, additional financing arrangements. We will continue to need to fund our research and development and related activities and to provide working capital to fund production, procurement, storage, distribution, and other aspects of our business. Some of our anticipated funding sources, such as research and development collaborations, are subject to the risks that we may not be able to meet milestones, or that collaborations may end prematurely for reasons that may be outside of our control (including technical infeasibility of the project or a collaborator’s right to terminate without cause). The inability to generate sufficient cash flow, as described above, could have a material effect on our ability to continue with our business plans and our status as a going concern.

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

In November 2021, we sold $690.0 million aggregate convertible senior notes due 2026 (2026 Convertible Senior Notes). As of December 31, 2021, the principal amounts due under our debt instruments (including the 2026 Convertible Senior Notes and related party debt) totaled $740.9 million, of which $50.9 million is classified as current. We may incur additional indebtedness from time to time to finance working capital, research and product development efforts, strategic acquisitions, investments and partnerships, capital expenditures, including funding the completion of our new manufacturing facilities in Brazil, or other general corporate purposes, subject to the restrictions contained in our debt agreements.

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

•result in dilution to our existing stockholders in the event exchanges of our 2026 Convertible Senior Notes are settled in common stock; and
•restrict our ability to grant additional liens on our assets, which may make it more difficult to secure additional financing in the future.

In addition, servicing our debt requires a significant amount of cash. Our cash balance is significantly less than the principal amount of our outstanding debt, and we may not generate sufficient cash flow from our operations to pay our substantial debt, including any payments in connection with the 2026 Convertible Senior Notes, in which case we would be in default under our 2026 Convertible Senior Notes. We may also be required to raise additional working capital through future financings or sales of assets to enable us to repay our outstanding indebtedness as it becomes due. There can be no assurance that we will be able to generate cash or raise additional capital. If we are at any time unable to generate sufficient cash flow from operations to service our indebtedness when payment is due, we may be required to attempt to renegotiate the terms of the instruments relating to the indebtedness, seek to refinance all or a portion of the indebtedness or obtain additional financing. There can be no assurance that we would be able to successfully renegotiate such terms, that any such refinancing would be possible or that any additional financing could be obtained on terms that are favorable or acceptable to us, if at all. Any debt financing that is available could cause us to incur substantial costs and subject us to covenants that significantly restrict our ability to conduct our business. If we seek to complete additional equity financings, the interests of existing stockholders may be diluted. If we are unable to make payment on our secured debt instruments when due, the lender under such instrument may foreclose on and sell the assets securing such indebtedness to satisfy our payment obligations, which could prevent us from accessing those assets for our business and conducting our business as planned, which could materially harm our financial condition and results of operations.

One of our existing financing arrangements provides our secured lender with liens on substantially all of our assets, including our intellectual property, and contain financial covenants and other restrictions on our actions, which may restrict our ability to pursue certain transactions and operate our business.

We have granted liens on substantially all of our assets, including our intellectual property, as collateral in connection with a certain financing arrangement with an aggregate principal amount outstanding as of December 31, 2021 of $50.0 million and have agreed to significant covenants in connection with such transaction (see Note 4, “Debt” in Part II, Item 8 of this Annual Report on Form 10-K), including covenants that materially limit our ability to take certain actions, including our ability to pay dividends, make certain investments and other payments, incur additional indebtedness, undertake certain mergers and consolidations, and encumber and dispose of assets, and customary events of default, including failure to pay amounts due, breaches of covenants and warranties, material adverse effect events, certain cross defaults and judgements, and insolvency. A failure to comply with the covenants and other provisions of our debt instruments, including any failure to make a payment when required, would generally result in payment penalties or events of default under such instruments, the latter triggering acceleration of such indebtedness which could result in a material adverse effect on our business. If such indebtedness were to be accelerated, it could trigger an event of default under our other outstanding indebtedness, permitting acceleration of a substantial portion of our indebtedness. We have in the past had certain of our debt instruments accelerated for failure to make a payment when due. Any required repayment of our indebtedness as a result of acceleration or otherwise would lower our current cash on hand such that we would not have those funds available for use in our business or for payment of other outstanding indebtedness.

Future revenues are difficult to predict, and our failure to predict revenue accurately may cause our results to be below our expectations or those of analysts or investors and could result in our stock price declining.

Our revenues are comprised of product revenues, licenses and royalties revenues, and collaborations and grants revenues. We generate our consumer and ingredients product revenues from sales to partners and distributors and from direct sales. Our collaboration, supply and distribution agreements do not usually include any specific purchase obligations. The sales volume of our products in any given period has been difficult to predict. A significant portion of our product sales is dependent upon the interest and ability of third-party distributors to create demand for, and generate sales of, such products to end-users. For example, if such distributors are unsuccessful in creating pull-through demand for our products with their customers, such distributors may purchase less of our products from us than we expect.

In addition, many of our new and novel ingredients products are intended to be a component of other companies’ products; therefore, sales of our products may be contingent on our collaboration partners’ and/or customers’ timely and successful development and commercialization of end-use products that incorporate our products, and price volatility in the markets for such end-use products could adversely affect the demand for our products and the margin we receive for our product sales, which could harm our financial results. In addition, certain of our partners have the right to terminate their agreements with us if we undergo a change of control or a sale of our business, which could discourage a potential acquirer from making an offer to acquire the Company.

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

We have limited experience in marketing and sales of consumer products, and if we are unable to expand our marketing and sales organization to adequately address our customers’ needs, our business may be adversely affected.

We rely on distributors for the sale of our products in the United States and in certain countries outside of the United States. We exert limited control over these distributors under our agreements with them, and if their sales and marketing efforts for our products in the region are not successful, our business would be materially and adversely affected. Locating, qualifying and engaging distribution partners with local industry experience and knowledge will be necessary in at least the short to mid-term to effectively market and sell our platform in certain countries outside the United States. We may not be successful in finding, attracting and retaining distribution partners, or we may not be able to enter into such arrangements on favorable terms. Even if we are successful in identifying distributors, such distributors may engage in sales practices that violate local laws or our internal policies. Furthermore, sales practices utilized by any such distribution parties that are locally acceptable may not comply with sales practices standards required under any U.S. laws that apply to us, which could create additional compliance risk. If our sales and marketing efforts by us or our distributors are not successful, we may not achieve significant market acceptance for our products, which would materially and adversely impact our business, financial condition, results of operations and prospects.

Our financial results could vary materially from quarter to quarter and are difficult to predict.

Our revenues and results of operations could vary materially from quarter to quarter because of a variety of factors, many of which are outside of our control. As a result, comparing our results of operations on a period-to-period basis may not be meaningful. Factors that could cause our quarterly results of operations to fluctuate include:
•ongoing impacts of the COVID-19 pandemic on our business operations and the supply of raw materials, labor or services;
•achievement, or failure, with respect to technology, product development or manufacturing milestones needed to allow us to enter identified markets on a cost-effective basis or obtain milestone-related payments from collaboration partners;
•delays or greater than anticipated expenses associated with the completion, commissioning, acquisition or retrofitting of new production facilities, or the time to ramp up and stabilize production at a new production facility or the transition (including ramp up) to producing new molecules at existing facilities or with new contract manufacturers;
•depreciation of technology assets or the cost of conducting research and development activities on outdated equipment;
•impairment of assets based on shifting business priorities and working capital limitations;
•disruptions in the production process at any manufacturing facility, including disruptions due to seasonal or unexpected downtime as a result of a COVID-19 outbreak, feedstock availability, contamination, safety or other technical difficulties, or scheduled downtime as a result of transitioning equipment to the production of different molecules;

•losses of, or the inability to secure new customers, collaboration partners, contract manufacturers, suppliers or distributors;
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
•change in the fair value of debt and derivative instruments;
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

We currently incur material costs and expenses in the Brazilian real and may in the future incur additional expenses in foreign currencies and derive a portion of our revenues in the local currencies of customers throughout the world. As a result, our revenues and results of operations are subject to foreign exchange fluctuations, which we may not be able to manage successfully. During the past few decades, the Brazilian currency has faced frequent and substantial exchange rate fluctuations in relation to foreign currencies mostly because of political and economic conditions. There can be no assurance that the Brazilian real will not materially appreciate or depreciate against the U.S. dollar in the future. We also bear the risk that the rate of inflation in the foreign countries where we incur costs and expenses or the decline in value of the U.S. dollar compared to those foreign currencies will increase our costs as expressed in U.S. dollars. For example, future measures by the Central Bank of Brazil to control inflation, including interest rate adjustments, intervention in the foreign exchange market and actions to fix the value of the real, may weaken the U.S. dollar in Brazil. Whether in Brazil or elsewhere, we may not be able to adjust the prices of our products to offset the effects of inflation or foreign currency appreciation on our cost structure, which could increase our costs and reduce our net operating margins. If we do not successfully manage these risks through hedging or other mechanisms, our revenues and results of operations could be adversely affected.

Our U.S. GAAP operating results could fluctuate substantially due to the accounting for convertible debt and derivative liabilities that we measure at fair value.

A portion of our outstanding convertible debt instruments are accounted for under Accounting Standards Codification 825-10-25, The Fair Value Option (ASC 825) and certain equity instruments are accounted for under Accounting Standards Codification 815, Derivatives and Hedging (ASC 815), as free standing derivative liabilities. ASC 825 allows companies to account for certain financial assets and financial liabilities at fair value, with the change in fair value recognized in net income each reporting period. The data used for the measurement must reflect assumptions that market participants would use in pricing the asset or liability. There is no current observable market for this convertible debt instrument and, as such, we determine the fair value of the debt instrument using a model based on an instrument with and without the conversion option and other embedded derivative features. The valuation model uses the stock price, conversion price, maturity date, risk-free interest rate, estimated stock volatility and estimated credit spread. ASC 815 requires companies to account for freestanding derivative financial instruments as a liability at fair value according to certain criteria. If the freestanding criteria are met, the current fair value of the derivative is remeasured to fair value at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value of the derivative being charged to earnings (loss) in the statement of operations. We have determined that we must account for certain free standing financial instruments as derivative liabilities in accordance with ASC 815. There is no current observable market for this type of derivative and, as such, we determine the fair value of the free standing derivatives using an option pricing model. The valuation model uses the period close stock price, expected term of the instrument, risk-free interest rate, estimated stock volatility and expected dividend yield. Changes in the inputs for these valuation models may have a material impact on the estimated fair value of the of the convertible debt instrument accounted for under the fair value option and the embedded derivative liabilities. For example, an increase in our stock price would result in an increase in the estimated fair value of the embedded derivative liabilities, if in this example, each of the other elements of the valuation model remained substantially unchanged from the last measurement date. The convertible debt instrument accounted for under the fair value option and the embedded derivative liabilities may have, on a U.S. GAAP basis, a substantial effect on our balance sheet and statement of operations from quarter to quarter and it is difficult to predict the effect on our future U.S. GAAP financial results, since valuation of the convertible debt instrument accounted for under the fair value option and the embedded derivative liabilities are based on factors largely outside of our control and may have a negative impact on our statement of operations and balance sheet. The effects of these embedded derivatives may cause our U.S. GAAP operating results to be below expectations, which may cause our stock price to decline. See Note 3, “Fair Value Measurement” in Part II, Item 8 of this Annual Report on Form 10-K for more information regarding the valuation of embedded derivatives in certain of our outstanding debt instruments.

The accounting method for convertible debt securities that may be settled in cash, such as the 2026 Convertible Senior Notes, may have a material effect on our reported financial results.

Under Accounting Standards Codification 470-20, Debt with Conversion and Other Options, which we refer to as ASC 470-20, issued by the Financial Accounting Standards Board, which we refer to as FASB, an entity must separately account for the liability and equity components of the convertible debt instruments (such as the 2026 Convertible Senior Notes) that may be settled entirely or partially in cash upon conversion in a manner that reflects the issuer’s economic interest cost. The effect of ASC 470-20 on the accounting for the 2026 Convertible Senior Notes is that the equity component is required to be included in the additional paid-in capital section of stockholders’ equity on our consolidated balance sheet at issuance, and the value of the equity component would be treated as a discount for purposes of accounting for the debt component of the 2026 Convertible Senior Notes. As a result, we will be required to record a greater amount of non-cash interest expense as a result of the amortization of the discounted carrying value of the 2026 Convertible Senior Notes to their face amount over the term of the 2026 Convertible Senior Notes. We will report larger net losses or lower net income in our financial results because ASC 470-20 will require interest to include both the amortization of the debt discount and the instrument’s coupon interest rate, which could adversely affect our reported or future financial results, the trading price of our common stock and the trading price of the 2026 Convertible Senior Notes. In addition, under certain circumstances, convertible debt instruments (such as the 2026 Convertible Senior Notes) that may be settled entirely or partly in cash may be accounted for utilizing the treasury stock method for earnings per share purposes, the effect of which is that the shares issuable upon conversion of the 2026 Convertible Senior Notes are not included in the calculation of diluted earnings per share except to the extent that the conversion value of the 2026 Convertible Senior Notes exceeds their principal amount. Under the treasury stock method, for diluted earnings per share purposes, the transaction is accounted for as if the number of shares of common stock that would be necessary to settle such excess, if we elected to settle such excess in shares, are issued.

In August 2020, the Financial Accounting Standards Board published an Accounting Standards Update, which we refer to as ASU 2020-06, which amends the accounting standards for convertible debt instruments that may be settled entirely or partially in cash upon conversion. ASU 2020-06 eliminates requirements to separately account for liability and equity components of such convertible debt instruments and eliminates the ability to use the treasury stock method for calculating diluted earnings per share for convertible instruments whose principal amount may be settled using shares. Instead, ASU 2020-06 requires (i) the entire amount of the security to be presented as a liability on the balance sheet and (ii) application of the “if-converted” method for calculating diluted earnings per share. Under the “if-converted” method, diluted earnings per share will generally be calculated assuming that all the 2026 Convertible Senior Notes were converted solely into shares of common stock at the beginning of the reporting period, unless the result would be anti-dilutive, which could adversely affect our diluted earnings per share. However, if the principal amount of the convertible debt security being converted is required to be paid in cash and only the excess is permitted to be settled in shares, the if-converted method will produce a similar result as the “treasury stock” method prior to the adoption of ASU 2020-06 for such convertible debt security. ASU 2020-06 is effective for public companies for fiscal years beginning after December 15, 2021.

Our ability to use our net operating loss carryforwards to offset future taxable income may be subject to certain limitations.

In general, under Section 382 of the Internal Revenue Code (the Code), a corporation that undergoes an “ownership change,” as defined in the Code, is subject to limitations on its ability to utilize its pre-ownership change net operating loss carryforwards (NOLs) to offset future taxable income. During the two years ended December 31, 2019, changes in our share ownership resulted in significant reductions in our NOLs pursuant to Section 382 of the Code. Future changes in our stock ownership, some of which are outside of our control, could result in an ownership change under Section 382 of the Code; if that occurs, our ability to utilize NOLs could be further limited. Furthermore, our ability to utilize NOLs of companies that we may acquire in the future may be subject to limitations under Section 382 of the Code. For these reasons, we may not be able to utilize a material portion of our reported NOLs as of December 31, 2021, even if we attain profitability, which could adversely affect our cash flows and results of operations.

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

As a result of the restatement and associated non-reliance on previously issued financial information, we became subject to a number of additional expenses and risks, including unanticipated expenses for accounting and legal fees in connection with or related to the restatement. Likewise, the attention of our management team was diverted by these efforts. In addition, we have been and could continue to be subject to additional shareholder, governmental, regulatory or other actions or demands in connection with the restatement or other matters. Any such proceedings will, regardless of the outcome, consume a significant amount of management’s time and attention and may result in additional legal, accounting, insurance and other expenses. If we do not prevail in any such proceeding, we could be required to pay damages or settlement costs. In addition, the restatement and related matters could impair our reputation or could cause our customers, shareholders, or other counterparties to lose confidence in us. Any of these occurrences could have a material adverse effect on our business, financial condition, results of operations, and stock price.

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

In addition to our production operations in the United States and Brazil, we have been party to contract manufacturing agreements with parties in other production locations around the world, including Europe. The use of GMM technology is regulated in the European Union, which has established various directives for member states regarding regulation of the use of such technology, including notification processes for contained use of such technology. We expect to encounter GMM regulations in most, if not all, of the countries in which we may seek to establish production capabilities and/or conduct sales to customers or end-use consumers, and the scope and nature of these regulations will likely be different from country to country. If we cannot meet the applicable regulatory requirements in the countries in which we produce or sell, or intend to produce or sell, products using our yeast strains, or if it takes longer than anticipated to obtain the necessary regulatory approvals, our business could be materially affected. Furthermore, there are various governmental, non-governmental and quasi-governmental organizations that review and certify products with respect to the determination of whether products can be classified as “natural”, non-GMO or other similar classifications. While the certification from such governmental organizations, and verification from non-governmental and quasi-governmental organizations are generally not mandatory, some of our current or prospective customers, collaboration partners or distributors may require that we meet the standards set by such organizations as a condition precedent to purchasing or distributing our products. We cannot be certain that we will be able to satisfy the standards of such organizations, and any delay or failure to do so could harm our ability to sell or distribute some or all of our products to certain customers and prospective customers, which could have a negative impact on our business.

We may not be able to obtain or maintain regulatory approval for the sale of our renewable products.

Our renewable chemical products may be subject to government regulation in our target markets. In the United States, the EPA administers the Toxic Substances Control Act (the TSCA), which regulates the commercial registration, distribution, and use of many chemicals. Before an entity can manufacture or distribute a new chemical subject to the TSCA, it must file a Pre-Manufacture Notice to add the chemical to a product. The EPA has 90 days to review the filing but may request additional data, which could significantly extend the timeline for approval. As a result, we may not receive EPA approval to list future molecules on the TSCA registry as expeditiously as we would like, resulting in delays or significant increases in testing requirements. A similar program exists in the European Union, called REACH. Under this program, chemicals imported or manufactured in the European Union in certain quantities must be registered with the European Chemicals Agency, and this process could cause delays or entail significant costs. To the extent that other countries in which we are producing or selling (or seeking to produce or sell) our products, such as Brazil and various countries in Asia, rely on TSCA or REACH (or are implementing similar laws and programs) for chemical registration or regulation in their jurisdictions, delays with the U.S. or European authorities, or any relevant authorities in such other countries, may delay entry into these markets as well. In addition, some of our Biofene-derived products are sold for the cosmetics market, and some countries may impose additional regulatory requirements or permits for such uses, which could impair, delay or prevent sales of our products in those markets. Also, certain of our current or proposed products in the Flavor & Fragrance, Clean Beauty & Personal Care and Health & Wellness markets, including Flavor & Fragrance ingredients, skincare ingredients and cosmetic actives, alternative sweeteners and nutraceuticals, may be subject to the approval of and regulation by the FDA, the European Food Safety Authority, Brazil ANVISA authority, as well as similar agencies of states and foreign jurisdictions where these products are sold or proposed to be sold.

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

Our cannabinoid and COVID-19 vaccine development initiatives are uncertain and may not yield commercial results and are subject to material regulatory risks.

Since 2019, we have been developing, producing and commercializing fermentation-derived cannabinoids. While we believe there are substantial business opportunities for us in this field, there can be no assurance that our activities will be successful, or that any research and development and product testing efforts will result in commercially saleable products, or that the market will accept or respond positively to our products.

In addition, the market for cannabinoids is heavily regulated. Certain synthetic cannabinoids may be viewed as controlled substances under the federal Controlled Substances Act of 1970 (CSA), and may be subject to a high degree of regulation including, among other things, certain registration, licensing, manufacturing, security, record keeping, reporting, import, export, clinical and non-clinical studies, insurance and other requirements administered by the U.S. Drug Enforcement Administration (DEA) and/or the FDA.

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

Since 2020, we have been working with our partners, ImmunityBio and Infectious Disease Research Institute, to develop a next-generation COVID-19 vaccine. In late 2021, we launched a joint venture with ImmunityBio to accelerate the manufacturing and commercialization of the COVID-19 vaccine on a worldwide basis. In the United States, to obtain approval from the FDA to market any of our future drug, biologic, or vaccine products, we are required to submit a new drug application (NDA) or biologics license application (BLA) to the FDA. Ordinarily, the FDA requires a company to support an NDA or BLA with substantial evidence of the product candidate’s effectiveness, safety, purity and potency in treating the targeted indication based on data derived from adequate and well-controlled clinical trials, including Phase 3 trials conducted in patients with the disease or condition being targeted. Regulatory authorities in other jurisdictions around the world, such as the European Commission or the competent authorities of the European Union member states or other European countries, have similar requirements.

Our COVID-19 vaccine product candidate is expected to enter a Phase 1 human clinical trial in the first half of 2022. Upon successful completion of all required phases of clinical trials of our COVID-19 vaccine product candidate, we expect to seek regulatory approval in various jurisdictions for commercialization. If we are not successful in our clinical development, or if our clinical trials do not generate the data we expect, or if we are unable to obtain regulatory approval in a timely manner, or at all, for our COVID-19 vaccine product candidate, we may not be able to commercialize our COVID-19 vaccine according to our expected timeline, or at all, which would prevent us from receiving a return on our investments and could negatively impact our business and growth prospects.

Moreover, to obtain approval from the FDA or a similar international or national regulatory body of any product candidate, we or our suppliers for that product must obtain approval by the applicable regulatory body to manufacture and supply product, in some cases based on qualification data provided to the applicable body as part of our regulatory submission. Any delay in generating, or failure to generate, data required in connection with submission of the chemistry, manufacturing and controls portions of any regulatory submission could negatively impact our ability to meet our anticipated submission dates, and therefore our anticipated timing for obtaining FDA or similar international or national regulatory body approval, or our ability to obtain regulatory approval at all. In addition, any failure of us or a supplier to obtain approval by the applicable regulatory body to manufacture and supply product or any delay in receiving, or failure to receive, adequate supplies of a product on a timely basis or in accordance with applicable specifications could negatively impact our ability to successfully launch and commercialize products and generate sales of products at the levels we expect.

Given the global pandemic crisis, the COVID-19 vaccine development processes have been atypical and U.S. regulators have employed Emergency Use Authorization procedures to enable access to COVID-19 vaccine in an accelerated manner. We cannot predict the timelines or regulatory processes that may be required for the authorization or approval of our COVID-19 vaccine. In addition, our product candidates including our COVID-19 vaccine, and any other pharmaceutical products that we may develop or commercialize in the future, are subject to extensive FDA regulation and oversight, as well as oversight by other regulatory agencies in the United States and by comparable authorities in other countries. This includes, but is not limited to, laws and regulations governing product development, including testing, manufacturing, record keeping, storage and approval, as well as advertising and promotion. If we or any of our suppliers encounter manufacturing, quality or compliance difficulties with respect to any of our products, whether due to the evolving effects of the COVID-19 pandemic (including as a result of disruptions of global shipping and the transport of products) or otherwise, we may be unable to obtain or maintain regulatory approval or meet commercial demand for such products, which could adversely affect our business, financial condition, results of operations and growth prospects.

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

Our commercial success will depend substantially on our ability to obtain patents and maintain adequate legal protection for our technologies and product candidates in the United States and other countries. As of December 31, 2021, we had 684 issued U.S. and foreign patents and 238 pending U.S. and foreign patent applications that were owned or co-owned by or licensed to us. We will be able to protect our proprietary rights from unauthorized use by third parties only to the extent that our proprietary technologies and future products are covered by valid and enforceable patents or are effectively maintained as trade secrets.

We apply for patents covering both our technologies and product candidates, as we deem appropriate. However, filing, prosecuting, maintaining and defending patents on product candidates in all countries throughout the world would be prohibitively expensive, and our intellectual property rights in some countries outside the United States are less extensive than those in the United States. We may also fail to apply for patents on important technologies or product candidates in a timely fashion, or at all. Our existing and future patents may not be sufficiently broad to prevent others from practicing our technologies or from designing products around our patents or otherwise developing competing products or technologies. In addition, the patent positions of companies like ours are highly uncertain and involve complex legal and factual questions for which important legal principles remain unresolved. No consistent policy regarding the breadth of patent claims has emerged to date in the United States. Additional uncertainty may result from legal decisions by the U.S. Federal Circuit and Supreme Court as they determine legal issues concerning the scope and construction of patent claims and inconsistent interpretation of patent laws or from legislation enacted by the U.S. Congress. The patent situation outside of the United States is also difficult to predict. As a result, the validity and enforceability of patents cannot be predicted with certainty. Moreover, we cannot be certain whether:
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

Unauthorized parties may attempt to copy or otherwise obtain and use our products or technology. Monitoring unauthorized use of our intellectual property is difficult, and we cannot be certain that the steps we have taken will prevent unauthorized use of our technology, particularly in certain foreign countries where the local laws may not protect our proprietary rights as fully as in the United States or may provide, today or in the future, for compulsory licenses. Moreover, in some cases our ability to determine if our intellectual property is being unlawfully used by a competitor may be limited. If competitors are able to use our technology, our ability to compete effectively could be harmed. Moreover, others may independently develop and obtain patents for technologies that are similar, or superior, to our technologies. If that happens, we may need to license these technologies, and we may not be able to obtain licenses on reasonable terms, if at all, which could cause harm to our business.

We rely in part on trade secrets to protect our technology, and our failure to obtain or maintain trade secret protection could adversely affect our competitive business position.

We rely on trade secrets to protect some of our technology, particularly where we do not believe patent protection is appropriate or obtainable. However, trade secrets are difficult to maintain and protect. Our strategy for contract manufacturing and scale-up of commercial production requires us to share confidential information with our international business partners and other parties. Our product development collaborations with third parties, including with DSM, Firmenich, Givaudan, Ingredion, Minerva and Yifan, require us to share certain confidential information. While we use reasonable efforts to protect our trade secrets, our or our business partners' employees, consultants, contractors or scientific and other advisors may unintentionally or willfully disclose our proprietary information to competitors. Enforcement of claims that a third party has illegally obtained and is using trade secrets is expensive, time consuming, and uncertain. In addition, foreign courts are sometimes less willing than U.S. courts to protect trade secrets. If our competitors lawfully obtain or independently develop equivalent knowledge, methods, and know-how, we would not be able to assert our trade secrets against them.

We require new employees and consultants to execute proprietary information and inventions agreements upon the commencement of an employment or consulting arrangement with us. We additionally require contractors, advisors, corporate collaboration partners, outside scientific collaboration partners, and other third parties that may receive trade secret information to execute such agreements or confidentiality agreements. These agreements generally require that all confidential information developed by the individual or made known to the individual by us during the course of the individual's relationship with us be kept confidential and not be disclosed to third parties. These agreements also typically provide that inventions conceived by the individual in the course of rendering services to us shall be our exclusive property. Nevertheless, our proprietary information may be disclosed, or these agreements may be unenforceable or difficult to enforce. If any of our trade secrets were to be lawfully obtained or independently developed by a competitor, we would have no right to prevent such third party, or those to whom they communicate such technology or information, from using that technology or information to compete with us. Additionally, trade secret law in Brazil differs from that in the United States, which requires us to take a different approach to protecting our trade secrets in Brazil. Some of these approaches to trade secret protection may be novel and untested under Brazilian law, and we cannot guarantee that we would prevail if our trade secrets are contested in Brazil. If any of the above risks materializes, our failure to obtain or maintain trade secret protection could materially adversely affect our competitive business position.

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

If a third party asserts that we infringe upon its patents or other proprietary rights, we could face a number of issues that could materially harm our competitive position, including:
•infringement and other intellectual property claims, which could be costly and time-consuming to litigate, whether or not the claims have merit, and could prevent or delay getting our products to market and divert management time and attention from our business;
•substantial damages for past infringement, which we may have to pay if a court determines that our products or technologies infringe a third party's patent or other proprietary rights;
•a court prohibiting us from selling or licensing our technologies or future products unless the holder licenses the patent or other proprietary rights to us, which it is not required to do;
•the International Trade Commission prohibiting us from importing our products into the United States; and
•the requirement from a third party to pay substantial royalties to license its patent(s), or grant cross licenses to our patents or proprietary rights.

The industries in which we operate, and the biotechnology industry in particular, are characterized by frequent and extensive litigation and patent agency procedures regarding patents and other intellectual property rights. Many biotechnology companies have employed intellectual property litigation as a way to gain a competitive advantage in our industry. If any of our competitors have filed patent applications or obtained patents that claim inventions also claimed by us, we may have to participate in interference proceedings declared by the relevant patent regulatory agency to determine priority of invention and, thus, the right to the patents for these inventions in the United States. In addition, third parties may be able to challenge the validity of one or more of our patents using available post-grant procedures including oppositions and inter partes reviews. These proceedings could result in substantial cost to us even if the outcome is favorable. Even if successful, an interference or post-grant proceeding may result in loss of certain of our patent claims. Our involvement in litigation, interferences, opposition proceedings or other intellectual property proceedings inside and outside of the United States, to defend our intellectual property rights, or as a result of alleged infringement of the rights of others, may divert management time and attention from business operations and could cause us to spend significant resources, all of which could harm our business and results of operations.

Many of our employees were previously employed at universities, and at biotechnology or specialty chemical companies, including our competitors or potential competitors. We may be subject to claims that these employees have inadvertently or otherwise used or disclosed trade secrets or other proprietary information of their former employers. Litigation may be necessary to defend against these claims. If we fail in defending such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel and be enjoined from certain activities. A loss of key research personnel or their work product, especially to our competitors or potential competitors, could hamper or prevent our ability to commercialize our product candidates, which could materially harm our business. Even if we are successful in prosecuting or defending against these claims, litigation could result in substantial costs and demand on management resources.

From time to time, we may in the ordinary course of business be named as a defendant in lawsuits, indemnity claims and other legal proceedings or be the subject of a government investigation or enforcement action. In the event that such claims, proceedings, investigations or actions are ultimately resolved unfavorably to us at amounts exceeding our accrued liability, or at material amounts, the outcome could materially and adversely affect our reputation, business, financial condition, results of operations or growth prospects.

We may need to commence litigation to enforce our intellectual property rights, which would divert resources and management's time and attention with uncertain results.

Our commercial success depends in part on obtaining, maintaining, and defending intellectual property protection for our products and assets. Enforcement of our intellectual property rights may require us to bring claims against third parties that are using our proprietary rights without permission, and such process is expensive, time-consuming, and uncertain. Significant litigation would result in substantial costs, even if the eventual outcome is favorable to us, and would divert management's attention from our business objectives. In addition, an adverse outcome in litigation could result in a substantial loss of our proprietary rights, and we may lose our ability to exclude others from practicing our technology or producing our product candidates.

Patent enforcement generally must be sought on a country-by-country basis, and the laws of some foreign countries do not protect intellectual property rights to the same extent as the laws of the United States. Many companies have encountered significant problems in protecting and defending intellectual property rights in certain foreign jurisdictions. The legal systems of certain countries, particularly certain developing countries, do not favor the enforcement of patents by foreign holders and other intellectual property protection, particularly those relating to biotechnology and/or biochemical technologies. This could make it difficult for us to stop the infringement of our patents or misappropriation of our other intellectual property rights. Proceedings to enforce our patent rights in foreign jurisdictions could result in substantial costs and divert our efforts and attention from other aspects of our business. Moreover, our efforts to protect our intellectual property rights in such countries may be inadequate.

We do not have exclusive rights to intellectual property we develop under U.S. federally funded research grants and contracts, including with DARPA and DOE, and we could ultimately share or lose the rights we do have under certain circumstances.

Some of our intellectual property rights have been or may be developed in the course of research funded by the U.S. government, including under our agreements with Defense Advanced Research Projects Agency (DARPA) and Department of Energy (DOE). As a result, the U.S. government may have certain rights to intellectual property embodied in our current or future products pursuant to the Bayh-Dole Act of 1980. Government rights in certain inventions developed under a government-funded program include a non-exclusive, non-transferable, irrevocable worldwide license to use inventions for any governmental purpose. In addition, the U.S. government has the right to require us, or an assignee or exclusive licensee to such inventions, to grant licenses to any of these inventions to a third party if the U.S. government determines that: (i) adequate steps have not been taken to commercialize the invention; (ii) government action is necessary to meet public health or safety needs; (iii) government action is necessary to meet requirements for public use under federal regulations; or (iv) the right to use or sell such inventions is exclusively licensed to an entity within the United States and substantially manufactured outside the United States without the U.S. government’s prior approval. Additionally, we may be restricted from granting exclusive licenses for the right to use or sell our inventions created pursuant to such agreements unless the licensee agrees to additional restrictions (e.g., manufacturing substantially all of the invention in the United States). The U.S. government also has the right to take title to these inventions if we fail to disclose the invention to the government and fail to file an application to register the intellectual property within specified time limits. In addition, the U.S. government may acquire title in any country in which a patent application is not filed within specified time limits. Further, certain inventions are subject to transfer restrictions during the term of these agreements and for a period thereafter, including sales of products or components, transfers to foreign subsidiaries for the purpose of the relevant agreements, and transfers to certain foreign third parties. If any of our intellectual property becomes subject to any of the rights or remedies available to the U.S. government or third parties pursuant to the Bayh-Dole Act of 1980, this could impair the value of our intellectual property and could adversely affect our business.

Our products subject us to product safety risks, and we may be sued for product liability.

The design, development, production, and sale of our products involve an inherent risk of product liability claims and the associated adverse publicity. Our products could be used by a wide variety of consumers with varying levels of sophistication. Although safety is a priority for us, we are not always in control of the final uses and formulations of the products we supply or their use as ingredients. Our products could have detrimental impacts or adverse impacts we cannot anticipate. Despite our efforts, negative publicity about the Company, including product safety or similar concerns, whether real or perceived, could occur, and our products could face withdrawal, recall or other quality issues. In addition, we may be named directly in product liability suits relating to our products, even for defects resulting from errors of our commercial partners, contract manufacturers, chemical finishers, customers or end users of our products. These claims could be brought by various parties, including customers who are purchasing products directly from us or other users who purchase products from our customers. We could also be named as co-parties in product liability suits that are brought against the contract manufacturers with whom we partner to produce our products. Insurance coverage is expensive, may be difficult to obtain and may not be available in the future on acceptable terms. Any insurance we do maintain may not provide adequate coverage against potential losses, and if claims or losses exceed our liability insurance coverage, our business would be adversely impacted. In addition, insurance coverage may become more expensive, which would harm our results of operations.

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
•fluctuations in our financial results or outlook, or those of companies perceived to be similar to us;
•changes in estimates of our financial results or recommendations by securities analysts;
•changes in the prices of commodities associated with our business or changes in the prices of commodities that some of our products may replace, such as oil and other petroleum sourced products;
•changes in our capital structure, such as future issuances of securities or the incurrence of debt;
•announcements by us or our competitors of significant contracts, acquisitions or strategic partnerships;
•regulatory developments in the United States, Brazil, and/or other foreign countries;
•litigation involving us or our general industry;
•additions or departures of key personnel;
•investors’ general perceptions of us; and
•changes in general economic, industry and market conditions.

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

Additionally, the global economy and financial markets may be adversely affected by geopolitical events, including the current or anticipated impact of military conflict and related sanctions imposed on Russia by the United States and other countries due to Russia's recent invasion of Ukraine.

In the past, many companies that have experienced volatility and sustained declines in the market price of their stock have become subject to securities class action and derivative action litigation. We have been involved in four such lawsuits that were dismissed in September 2017, July 2018 and September 2018, and in another such lawsuit that was resolved in December 2020. We are currently defending three such lawsuits, as described in more detail below under “Legal Proceedings,” and we may be the target of this type of litigation in the future. Securities litigation against us could result in substantial costs and divert our management’s attention from other business concerns, which could materially harm our business. Any insurance we maintain may not provide adequate coverage against potential losses from such securities litigation, and if claims or losses exceed our liability insurance coverage, our business would be adversely impacted. In addition, insurance coverage may become more expensive, which would harm our financial condition and results of operations.

The concentration of our capital stock ownership and certain rights we have granted to insiders will limit the ability of other stockholders to influence corporate matters and presents risks related to our future securities offerings, which could substantially impact our business.

As of December 31, 2021, over 30% of our capital stock was beneficially owned by three significant stockholders, including Foris Ventures, LLC (Foris), DSM, and Vivo Capital LLC (Vivo). Furthermore, Foris and other insider stockholders hold some or a combination of convertible preferred stock, warrants and purchase rights, pursuant to which they may acquire additional shares of our common stock and thereby increase their ownership interest in the Company. Additionally, Foris is indirectly owned by John Doerr, one of our current directors, and each of DSM and Vivo have one director on our Board of Directors pursuant to designation rights under their respective agreements with the Company. This significant concentration of share ownership may adversely affect the trading price of our common stock because investors often perceive disadvantages in owning stock in companies with stockholders with significant interests. Also, these stockholders, acting together, may be able to control or materially influence our management and affairs and matters requiring stockholder approval, including the election of directors and the approval of significant corporate transactions such as mergers, consolidations or the sale of all or substantially all of our assets, and may not act in the best interests of our other stockholders. Consequently, this concentration of ownership may have the effect of delaying or preventing a change of control or a change in our management or Board of Directors, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of the Company, even if such actions would benefit our other stockholders.

While we have a related party transactions policy that requires certain approvals of any transaction between the Company and a significant stockholder or its affiliates, there can be no assurance that our significant stockholders will act in the best interests of our other stockholders, which could harm our results of operations and cause our stock price to decline.

Future sales and issuances of our common stock, convertible securities, warrants or rights to purchase common stock could result in additional dilution of the percentage ownership of our stockholders and could cause our stock price to decline.

From time to time, we have sold a substantial number of warrants and rights to acquire our common stock as well as convertible securities, which, if exercised, purchased, or converted, result in dilution to our stockholders. For example, in November 2021, we sold $690.0 million of 2026 Convertible Senior Notes. In the future, we may sell additional warrants, rights, convertible or exchangeable securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time, to finance our business operations and investments. To the extent we raise capital by issuing equity securities, our stockholders may experience substantial dilution.

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

The conditional conversion feature of our 2026 Convertible Senior Notes, if triggered, may adversely affect our financial condition and operating results.

In the event the conditional conversion feature of our 2026 Convertible Senior Notes is triggered, holders thereof will be entitled to convert the 2026 Convertible Senior Notes into shares of our common stock, at any time during specified periods at their option. If one or more holders elect to convert their notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock (other than cash in lieu of any fractional share), we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity. In addition, even if holders of the 2026 Convertible Senior Notes do not elect to convert their notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the 2026 Convertible Senior Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.

The capped call transactions may affect the value of our 2026 Convertible Senior Notes and our common stock.

In connection with the pricing of the 2026 Convertible Senior Notes, we entered into capped call transactions with certain of the initial purchasers or their respective affiliates and other financial institutions (the “option counterparties”). The capped call transactions are expected generally to reduce the potential dilution to our common stock upon any conversion of the notes and/or offset any cash payments we are required to make in excess of the principal amount of converted notes, as the case may be, with such reduction and/or offset subject to a cap. In addition, the option counterparties and/or their respective affiliates may modify their hedge. This could also cause or avoid an increase or a decrease in the market price of our common stock or the notes, which could affect holders’ ability to convert the 2026 Convertible Senior Notes which may potentially affect the number of shares and value of the consideration that note holders will receive upon conversion of the 2026 Convertible Senior Notes.

We are subject to counterparty risk with respect to the capped call transactions related to our 2026 Convertible Senior Notes.

The option counterparties may default or otherwise fail to perform, or terminate, their obligations under the capped call transactions. Our exposure to the credit risk of the option counterparties will not be secured by any collateral. Past global economic conditions have resulted in the actual or perceived failure or financial difficulties of many financial institutions. If an option counterparty becomes subject to insolvency proceedings, we would become an unsecured creditor in those proceedings. In addition, any default or other failure to perform, or a termination of obligations, by an option counterparty, may cause our shares of common stock to be further diluted more than we currently anticipate.

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

The trading market for our common stock can be influenced by the research and reports that industry or securities analysts publish about us, our business, our market or our competitors. If any of the analysts who cover the Company change their recommendation regarding our stock adversely, or provide more favorable relative recommendations about our competitors, our stock price may decline. If any analyst who covers the Company were to cease coverage of our stock or fail to regularly publish reports on the Company, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline.

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

Section 203 of the Delaware General Corporation Law (DGCL) prohibits, subject to some exceptions, “business combinations” between a Delaware corporation and an “interested stockholder,” which is generally defined as a stockholder who becomes a beneficial owner of 15% or more of a Delaware corporation’s voting stock, for a three-year period following the date that the stockholder became an interested stockholder. While we have agreed to opt out of Section 203 through our Certificate of Incorporation, our Certificate of Incorporation contains substantially similar protections to the Company and stockholders as those afforded under Section 203.

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

These choice of forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or any of our directors, officers, or other employees, which may discourage lawsuits with respect to such claims. Alternatively, if a court were to find the choice of forum provisions contained in our Certificate of Incorporation or restated Bylaws to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, financial condition, and results of operations. In addition, Section 203 of the DGCL may discourage, delay or prevent a change in control of our company.

General Risks

Loss of key personnel, including key executives and key members of our research and development programs and our brand teams, and/or failure to attract and retain additional personnel could delay our product development programs and harm our research and development efforts and the commercialization efforts of our brands, which could impact our ability to meet our business objectives.

Our business involves complex, global operations across a variety of markets and requires a management team and employee workforce that are knowledgeable in the many areas in which we operate. As we continue to build our business, we will need to hire and retain qualified research and development, management, and other personnel to succeed. The process of hiring, training, and successfully integrating qualified personnel (including ones who were hired through acquisitions) into our operations in the United States, Brazil, and other countries in which we may seek to operate, can be lengthy and expensive. The market for qualified personnel is very competitive because of the limited number of people available who have the necessary technical skills and understanding of our technology and products. Our failure to hire and retain qualified personnel could impair our ability to meet our research and development and business objectives and adversely affect our results of operations and financial condition.

The loss of any key member of our management or any key technical and operational employee, or the failure to attract or retain such employees, could prevent us from developing and commercializing our products for our target markets and executing our business strategy. In addition, we may not be able to attract or retain qualified employees in the future due to the intense competition for qualified personnel among biotechnology and other technology-based businesses. Furthermore, the loss of one or more of our employees to a competitor could materially adversely affect our business, results of operations and ability to capitalize on our proprietary information, particularly if we cannot enforce any non-compete or non-solicitation obligations with respect to our employees.

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

Increased security threats to information systems and more sophisticated, targeted computer invasions could pose a risk to our technology platform and operations.

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

We have experienced, and expect to continue to experience, expansion of our business as we continue to make efforts to develop and bring our products to market. We have grown from approximately 300 employees at the time of our initial public offering in 2010 to approximately 980 full-time employees at December 31, 2021. Our growth and diversified operations have placed, and may continue to place, material demands on our management and our operational and financial infrastructure, particularly with respect to integrating the business practices, operations, and personnel with those of any of our acquired businesses. In particular, continued growth could strain our ability to:
•manage multiple research and development programs;
•operate multiple manufacturing facilities around the world;
•develop and improve our operational, financial and management controls;
•enhance our reporting systems and procedures;
•recruit, train, and retain highly skilled personnel;
•fully realize the anticipated benefits of our acquired companies and businesses;
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

Our headquarters and other facilities are located in active earthquake, tsunami or hurricane zones, and an earthquake, hurricane, wildfire or other type of natural disaster affecting us or our suppliers could cause resource shortages, disrupt our business and harm our results of operations.

We conduct our primary research and development operations in the San Francisco Bay Area in an active earthquake and tsunami zone, and certain of our suppliers conduct their operations in the same region or in other locations that are susceptible to natural disasters. In addition, California and some of the locations where certain of our suppliers are located have experienced shortages of water, electric power and natural gas from time to time. The occurrence of a hurricane or associated flooding in the Wilmington, North Carolina area could cause damage to our facility located in Leland or result in localized extended outages of utilities or transportation systems. The occurrence of a natural disaster, such as an earthquake, wildfire, hurricane, drought or flood, or localized extended outages of critical utilities or transportation systems, or any critical resource shortages, affecting us or our suppliers could cause a material interruption in our business, damage or destroy our facilities, production equipment or inventory or those of our suppliers and cause us to incur material costs or result in limitations on the availability of our raw materials, any of which could harm our business, financial condition and results of operations. The insurance we maintain against earthquakes, fires and other natural disasters may not be adequate to cover our losses in any particular case. Our facilities undergo annual loss control audits and both our Emeryville and Leland facilities have emergency actions plans outlining emergency response practices for these and other emergency scenarios. Training on emergency response is provided to all employees at hire and annually thereafter as a refresh.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The following is a summary of our principal facilities as of December 31, 2021. We lease our principal office and research and development facilities located in Emeryville, California. We hold a 50% ownership interest (through our joint venture with Nikko) in a manufacturing facility and related land located in Leland, North Carolina, lease a pilot plant and demonstration facility and related office and laboratory space located in Campinas, Brazil, are the majority owner of a manufacturing facility under construction located in Barra Bonita, Brazil, and are guarantor to a manufacturing facility lease in Reno, Nevada. In addition, in 2021 and 2022 we entered into certain leases in New York, New York, Miami, Florida and London, U.K. that will be used as office and retail space for our consumer business. Our lease agreements expire at various dates through the year 2032.

Location	Approximate Square Feet	Operations
U.S.
Emeryville, California	136,000	Executive offices; research and development, administrative and pilot plant
Leland, North Carolina	19,400	Manufacturing (joint venture with Nikko)
Reno, Nevada	138,200	Manufacturing (guarantor)

BRAZIL
Campinas, Brazil	44,000	Pilot plant, research and development and administrative
Barra Bonita, Brazil	1,937,500	Manufacturing

We believe that our current facilities are suitable and adequate to meet our needs and that suitable additional space will be available to accommodate the foreseeable expansion of our operations. Based on our anticipated volume requirements for 2022 and beyond, we will likely need to identify and secure access to additional production capacity in 2022 and beyond, which we plan to obtain by increasing our use of contract manufacturers, including our collaboration partner, DSM.

ITEM 3. LEGAL PROCEEDINGS

For a description of our significant pending legal proceedings, please see Note 9, Commitments and Contingencies of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information for Common Stock

Our common stock is traded on the NASDAQ Global Select Market under the symbol AMRS. At February 25, 2022, there were 81 common stockholders of record (not including beneficial holders of stock held in street names).

Dividend Policy

We have never declared or paid any cash dividend on our common stock. We intend to retain any future earnings and do not expect to pay cash dividends in the foreseeable future.

Performance Graph

The following graph compares the cumulative total return on Amyris's common stock with the cumulative total return of the Vanguard Standard & Poor's (S&P) SmallCap 600 Index and the S&P 500 Index for the five-year period ended December 31, 2021. The graph assumes that the value of the investment in Amyris and in each index was $100 on December 31, 2016 and assumes that all dividends were reinvested.

COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN*
Among Amyris, Inc.,
the Russell 2000 Index and the Nasdaq Composite Index

$350
$300
$250
$200
$150
$100
$50
$—
12/31/2016
12/31/2017
12/31/2018
12/31/2019
12/31/2020
12/31/2021
Amyris, Inc.
Russell 2000
Nasdaq Composite

*$100 invested on 12/31/2016 in stock or index, including reinvestment of dividends.

	December 31, 2016	December 31, 2017	December 31, 2018	December 31, 2019	December 31, 2020	December 31, 2021
Amyris, Inc.	$100.00	$34.25	$30.50	$28.22	$56.44	$49.41
Russell 2000	$100.00	$113.14	$99.37	$122.94	$145.52	$165.45
Nasdaq Composite	$100.00	$128.24	$123.26	$166.68	$239.42	$290.63

Recent Sales of Unregistered Equity Securities and Use of Proceeds

For information regarding unregistered sales of our equity securities during the two years ended December 31, 2021, see the financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

See Note 16, “Subsequent Events” in Part II, Item 8 of this Annual Report on Form 10-K for information regarding unregistered sales of our equity securities subsequent to December 31, 2021.

Securities Authorized for Issuance under Equity Compensation Plans

The following table shows certain information concerning our common stock reserved for issuance in connection with our 2005 Stock Option/Stock Issuance Plan, our 2010 Equity Incentive Plan, our 2020 Equity Incentive Plan and our 2010 Employee Stock Purchase Plan, all as of December 31, 2021:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options	Number of securities to be issued upon vesting of outstanding restricted stock units	Number of securities remaining available for future issuance under equity compensation plans(1)(2)
Equity compensation plans approved by security holders	3,087,225	$9.91	13,731,320	5,782,707
Equity compensation plans not approved by security holders	—	—	—	—
Total	3,087,225	$9.91	13,731,320	5,782,707

(1)    Includes 5,287,852 shares reserved for future issuance under our 2020 Equity Incentive Plan and 494,855 shares reserved for future issuance under our 2010 Employee Stock Purchase Plan. No shares are reserved for future issuance under our 2005 Stock Option/Stock Issuance Plan other than shares issuable upon exercise of equity awards outstanding under such plan.

(2)    Effective January 1, 2022, the number of shares available for future issuance under our 2020 Equity Incentive Plan is expected to be increased by up to 15,444,995 shares pursuant to the automatic increase provision contained in the 2020 Equity Incentive Plan and the number of shares available for future issuance under our 2010 Employee Stock Purchase Plan is expected to be increased by up to 3,088,999 shares, in each case pursuant to automatic increase provisions contained in the respective plans, as discussed in more detail below.

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

For more information regarding our 2020 Equity Incentive Plan and 2010 Employee Stock Purchase Plan, see Note 13, “Stock-based Compensation” in Part II, Item 8 of this Annual Report on Form 10-K.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a high growth, biotechnology company at the forefront of delivering sustainable solutions that are better for people and the planet. To accelerate the world’s transition to sustainable consumption, we create, manufacture and commercialize consumer products and ingredients that reach more than 300 million consumers. Currently, the largest driver of our revenue is derived from marketing and selling Clean Beauty, Personal Care and Health & Wellness consumer products through our direct-to-consumer ecommerce platforms and a growing network of retail partners. We also sell sustainable ingredients to sector leaders that serve Flavor & Fragrance (F&F), Nutrition, Food & Beverage, and Clean Beauty & Personal Care end markets.

We began 2021 with three consumer brands, Biossance® clean beauty skincare, Pipette® clean baby skincare, and PurecaneTM zero-calorie sweetener. During the second half of 2021, we launched five additional consumer brands in the Clean Beauty & Personal Care end market, including Terasana® clean skincare, Costa Brazil® luxury skincare, OLIKATM clean wellness, Rose Inc.TM clean color cosmetics, and JVNTM clean haircare.

Our ingredients and consumer products are powered by our fermentation-based Lab-to-MarketTM technology platform. This technology platform drives the portfolio connection between our proprietary science and formulation expertise, our manufacturing capability at industrial scale, and our ability to commercialize sustainable products that make a difference in people’s lives. We believe that our technology platform offers advantages to traditional methods of sourcing similar ingredients (such as petrochemistry and extraction from organisms). Our technology platform allows for renewable and ethical sourcing of raw materials, less resource-intensive production, minimal impact on sensitive ecosystems, enhanced purity and safety profile, less vulnerability to climate disruption, and improved supply chain resilience. We bring together biology and engineering to generate more sustainable materials that would otherwise be scarce or endangered in nature. Our technology platform leverages state-of-the-art machine learning, robotics and artificial intelligence, enabling us to rapidly bring new innovation to market. Our revenue is generated from consumer product sales, ingredient product sales, research and development collaboration programs and grants, and consumer marketing services.

Our time from lab to market for molecules has decreased from three to four years to less than a year for our most recent molecule, mainly due to our ability to leverage our technology platform with proprietary strain construction, screening and analytics tools, advanced lab automation, and data integration. Our state-of-the-art infrastructure includes industry-leading strain engineering and lab automation located in Emeryville, California, pilot-scale production facilities in Emeryville and Campinas, Brazil, a demonstration-scale facility in Campinas and a commercial scale production facility in Leland, North Carolina (which is part of our Aprinnova joint venture). While a wide variety of feedstocks for production exists, we source Brazilian sugarcane for our large-scale production because of its supply resilience, renewability, low cost, and relative price stability. We are in the process of constructing a new purpose-built, large-scale specialty ingredients facility in Brazil, which we anticipate will allow for the manufacture of up to five products concurrently. We expect construction to be completed in the first half of 2022. Pending commissioning of the new facility, we continue to manufacture our products at manufacturing sites in Brazil, the United States and Europe.

COVID-19 Business Update

We closely monitor the impact of the global COVID-19 pandemic on all aspects of our business, including how it has and will impact our employees, partners, supply chain, and distribution network. Since the start of the pandemic in early 2020, we developed a comprehensive response strategy including establishing a cross-functional COVID-19 task force and implementing business continuity plans to manage the impact of the COVID-19 pandemic on our employees and our business. We have applied recommended public health strategies designed to prevent the spread of COVID-19 and have been focused on the health and welfare of our employees. We have successfully managed to sustain ongoing critical production campaigns and infrastructure while staying in compliance with State and County public health orders.

Accordingly, since the end of the first quarter of 2020, we have initiated several precautions in accordance with local regulations and guidelines to mitigate the spread of COVID-19 infection across our businesses, which has impacted the way we carry out our business, including additional sanitation and cleaning procedures in our laboratories and other facilities, on-site COVID-19 testing, temperature and symptom confirmations, instituting remote working when possible, and implementing social distancing and staggered worktime requirements for our employees who must work on-site. Our plans to reopen our sites and enable a broad return to work in our offices, laboratories and production facilities will continue to follow local public health plans and guidelines. As the effects of the COVID-19 pandemic and the availability of vaccines continue to rapidly evolve, even if our employees more broadly return to work in our offices, laboratories and production facilities, we have the flexibility to resume more restrictive on-site and remote work models, if needed, as a result of spikes or surges in COVID-19 infection, hospitalization rates or otherwise. See “Risk Factors – Business and Operational Risks - Our business is currently adversely affected and could be materially adversely affected in the future by the evolving effects of the COVID-19 pandemic and related global economic slowdown as a result of the recent and potential future impacts on our supply chain, manufacturing and commercialization activities and other business operations.”

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

Our most critical accounting estimates include:
•Revenue recognition, including arrangements with multiple performance obligations;
•Valuation and allocation of fair value to elements of complex related party transactions;
•The valuation of freestanding and embedded derivatives, which impacts gains or losses on such derivatives, the carrying value of debt, interest expense and deemed dividends;
•The valuation of debt for which we have elected fair value accounting; and
•The valuation of goodwill, intangible assets and contingent consideration payables, which are generated through business acquisitions.

For a more detailed discussion of our critical accounting estimates and policies, see Note 1, "Basis of Presentation and Summary of Significant Accounting Policies" in Part II, Item 8 of this 2021 Form 10-K.

Results of Operations

In this section, we discuss the results of our operations for fiscal 2021 compared with fiscal 2020. We discuss our cash flows and current financial condition under “Liquidity and Capital Resources”. For a discussion related to fiscal 2020 compared with fiscal 2019, please refer to Item 7 of Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2020, which was filed with the U.S. Securities and Exchange Commission (SEC) on March 5, 2021, and is available on the SEC's website at www.sec.gov and our Investor Relations website at investors.amyris.com.

Revenue

Years Ended December 31, (In thousands)	2021	2020	Change
Revenue:
Renewable products	$149,703	$104,338	43%
Licenses and royalties	173,812	50,991	241%
Collaborations, grants and other	18,302	17,808	3%
Total revenue	$341,817	$173,137	97%

Total revenue increased by 97% to $341.8 million in 2021. Renewable products revenue increased by 43% to $149.7 million in 2021, due to a $39.5 million, or 76% increase in consumer products revenue and a $6.0 million, or 11% increase in ingredients revenue.

Licenses and royalties revenue increased by 241% to $173.8 million in 2021, primarily due to a $149.6 million license of intellectual property for our flavors and fragrances molecules and certain farnesene technology to DSM and $10.0 million of license revenue from the licensing of RebM related intellectual property to PureCircle.

Grants and collaborations revenue increased by 3% to $18.3 million in 2021, mainly due to increased collaboration revenue from DSM.

Our revenues are dependent on the timing and nature of arrangements entered into with our customers, which may include multiple performance obligations for which revenue accounting requires significant judgement and estimates. Consequently, our revenues may vary significantly from one period to the next.

Cost and Operating Expenses

Years Ended December 31, (In thousands)	2021	2020	Change
Cost of products sold	$155,139	$87,812	77%
Research and development	94,289	71,676	32%
Sales, general and administrative	257,811	137,071	88%
Impairment	12,204	—	nm
Total cost and operating expenses	$519,443	$296,559	75%
______________
nm = not meaningful

Cost of Products Sold

Cost of products sold includes the costs of raw materials, labor and overhead, amounts paid to contract manufacturers, inventory write-downs resulting from applying lower of cost or net realizable value inventory adjustments, and costs related to production scale-up. Because of the diversity of profit margins within our product offerings and changes in product mix sold period over period, our cost of products sold typically does not change proportionately with changes in renewable product revenue period over period.

Cost of products sold increased by 77% to $155.1 million in 2021, due to a corresponding 43% increase in renewable products revenue, coupled with a significant increase in manufacturing input costs for our ingredients products.

Research and Development Expenses

Research and development expenses increased by 31.5% to $94.3 million in 2021, primarily due to increases in outside consulting professional services related to the IDRI collaboration and employee compensation related to an additional 73 employees.

Sales, General and Administrative Expenses

Sales, general and administrative expenses increased by 88% to $257.8 million in 2021, due to a $68.0 million increase in sales and marketing expense related to our consumer brands and a $21.8 million increase in employee compensation related to an additional 295 employees, mostly within our sales and marketing consumer brand teams.

Impairment

In 2021, we impaired the remaining $12.2 million of deferred cost of products sold asset related to manufacturing capacity fees paid to DSM for the production of RebM at DSM's Brotas, Brazil facility. Due to the anticipated timing of completing and commissioning our new fermentation facility in Barra Bonita, Brazil, which is anticipated by the end of the second quarter of 2022, the timing of the demand forecast for RebM, and the timing of production runs for other ingredients at the Brotas facility, we determined RebM will not be manufactured at the DSM facility in 2022 and concluded the deferred cost of products sold asset was no longer recoverable.

Other Income (Expense), Net

Years Ended December 31, (In thousands)	2021	2020	Change
Interest expense	$(25,605)	$(47,951)	(47)%
Gain (loss) from change in fair value of derivative instruments	1,453	(11,362)	(113)%
Loss from change in fair value of debt	(38,649)	(89,827)	(57)%
Loss upon extinguishment of debt	(32,464)	(51,954)	(38)%
Other income (expense), net	580	666	(13)%
Total other expense, net	$(94,685)	$(200,428)	(53)%

Total other expense, net was $94.7 million in 2021, compared to $200.4 million in 2020. The $105.7 million decrease was primarily comprised of a $51.2 million decrease in loss from change in fair value of debt, a $22.3 million decrease in interest expense, a $19.5 million decrease in loss upon extinguishment of debt, and a $12.8 million swing from a loss to a gain in change in fair value of derivative instruments.

The decrease in loss from change in fair value of debt was due to the extinguishment of the Senior Convertible Notes during the first half of 2021 and a 12% decrease in our stock price during 2021.

The swing from a loss to a gain in change in fair value of derivative instruments was primarily due to a 12% decrease in our stock price during 2021; see Note 3, "Fair Value Measurement" in Part II, Item 8 of this Annual Report on Form 10-K for details regarding our outstanding derivative instruments.

The loss upon extinguishment of debt for the year ended December 31, 2021 was primarily due to a $28.9 million loss in connection with exchange of the Schottenfeld notes into common stock, and early payment penalties in connection with the repayment in full of certain other debt instruments.

The reduction in interest expense was due to a decrease in debt discount accretion, along with lower average debt principal balances in 2021 as compared to 2020.

Income Taxes

For the year ended December 31, 2021, we recorded an income tax benefit of $8.1 million related to the reversal of an uncertain tax position for which the statute of limitations had expired. See Note 14, "Income Taxes" in Part II, Item 8 of this Annual Report on Form 10-K for additional information.

Liquidity and Capital Resources

Years Ended December 31, (In thousands)	2021	2020
Net cash (used in) provided by:
Operating activities	$(181,333)	$(175,753)
Investing activities	(64,098)	(12,781)
Financing activities	701,962	222,525
Effect of exchange rate changes on cash, cash equivalents and restricted cash	359	(4,268)
Net increase (decrease) in cash, cash equivalents and restricted cash	$456,890	$29,723

Liquidity

We have incurred operating losses since our inception, and we expect to continue to incur losses and negative cash flows from operations through at least the next 12 months following the issuance of this Annual Report on Form 10-K. As of December 31, 2021, we had working capital of $369.4 million, an accumulated deficit of $2.4 billion, and cash and cash equivalents of $483.5 million.

As of December 31, 2021, the principal amounts due under our debt instruments (including related party debt) totaled $740.9 million, of which $50.9 million is classified as current. However, $50.0 million of the $50.9 million of current principal due is related party debt that is convertible into shares of the Company’s common stock at $3.00 per share, which we anticipate will convert into common shares at maturity on July 1, 2022. One of our debt agreements contains various financial and non-financial covenants, including certain restrictions on our business — including restrictions on additional indebtedness, material adverse effect and cross default provisions — that could cause us to be at risk of default. A failure to comply with the covenants and other provisions of our debt instruments, including any failure to make payments when required, would generally result in events of default under such instruments, which could result in the acceleration of a substantial portion of such indebtedness. Acceleration would generally also constitute an event of default under our other outstanding debt instruments, which could result in the acceleration of a substantial portion of our debt repayment obligations.

Based on our cash and cash equivalents of $483.5 million as of December 31, 2021, we believe that we have adequate resources to fund our operations during the next 12 months from the date of filing our 2021 Annual Report on Form 10-K. However, our ability to execute our planned operations, including the completion of our new specialty ingredients fermentation facility in Brazil, will depend in large part, on our ability to (i) minimize the anticipated negative cash flows from operations during the 12 months from the date of this filing and (ii) achieve certain milestones under the March 2021 DSM transaction and the June 2021 Ingredion transaction (see Note 10, “Revenue” and Note 5, "Mezzanine Equity”, respectively in Part II, Item 8 of this Annual Report on Form 10-K for additional information), all of which are uncertain and/or outside of our control.

Our operating plan for 2022 contemplates a significant reduction in net operating cash outflows as compared to the year ended December 31, 2021, resulting from (i) revenue growth from sales of existing and new products with positive gross margins, (ii) reduced production costs as a result of technical developments and transitioning to the new manufacturing facility during the second half of 2022, and (iii) an increase in cash inflows from milestone royalties under the DSM and Ingredion license agreements. If we are unable to generate sufficient cash inflows from product sales, licenses and collaboration arrangements, we will need to obtain additional funding from new equity or debt financings, which may not occur timely or on reasonable terms, if at all, and agree to burdensome covenants, grant further security interests in our assets, enter into collaboration and licensing arrangements that require us to relinquish commercial rights, or grant licenses on terms that are not favorable.

For details, see the following Notes in Part II, Item 8 of this Annual Report on Form 10-K:
•Note 4, "Debt"
•Note 5, "Mezzanine Equity"
•Note 6, "Stockholders' Equity (Deficit)"

Cash Flows during the Years Ended December 31, 2021 and 2020

Cash Flows from Operating Activities

Our primary uses of cash from operating activities are for personnel costs and costs related to the production and sales of our products, offset by cash received from sales to customers.

For the year ended December 31, 2021, net cash used in operating activities was $181.3 million, which was primarily comprised of our $271.8 million net loss and a decrease of $44.9 million in working capital, partly offset by $135.4 million of non-cash charges. Non-cash charges were primarily comprised of a $38.6 million loss from change in fair value of debt, $33.4 million of stock-based compensation expense, and a $29.3 million non-cash loss upon extinguishment of debt. The decrease in working capital was primarily comprised of a $36.3 million increase in prepaid expenses and other assets and a $32.2 million increase in inventories, partly offset by a $37.4 million increase in accounts payable.

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

Cash Flows from Investing Activities

For the year ended December 31, 2021, net cash used in investing activities was $64.1 million and was comprised of $45.6 million of property, plant and equipment purchases, and $18.5 million of cash used in acquisitions.

For the year ended December 31, 2020, net cash provided by investing activities was $12.8 million and was comprised of property, plant and equipment purchases.

Cash Flows from Financing Activities

For the year ended December 31, 2021, net cash provided by financing activities was $702.0 million, primarily comprised of $671.0 million from the issuance of debt and $190.3 million of proceeds from the issuance of common stock, partly offset by $81.1 million of capped calls purchased in connection with a new convertible debt instrument, $77.0 million of debt principal payments and $4.1 million of principal payments on financing leases.

For the year ended December 31, 2020, net cash provided by financing activities was $222.5 million, primarily comprised of $262.3 million of proceeds from the issuance of common stock and $15.6 million from the issuance of debt, partly offset by $52.0 million of principal payments on debt and $3.5 million of principal payments on financing leases.

Contractual Obligations

The following is a summary of our contractual obligations as of December 31, 2021. The contractual obligations for 2022 represent our non-discretionary cash payments for the period:

Payable by Year Ended December 31, (In thousands)	Total	2022	2023	2024	2025	2026	Thereafter
Principal payments on debt	$740,937	$50,937	$—	$—	$—	$690,000	$—
Interest payments on debt	61,496	20,067	10,350	10,350	10,350	10,379	—
Operating leases	52,629	12,309	7,641	4,287	4,181	4,191	20,020
Construction costs in connection with new production facility	38,389	38,389	—	—	—	—	—
Financing leases	229	150	21	21	21	16	—
Contract termination fees	1,345	1,345	—	—	—	—	—
Total	$895,025	$123,197	$18,012	$14,658	$14,552	$704,586	$20,020

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

During any particular period, if the price of our common stock increases, there will likely be increases in the fair value of our derivative liabilities and our debt instruments for which we have elected fair value accounting. Such increases in fair value will result in losses in our consolidated statements of operations from change in fair value of derivative instruments and from change in fair value of debt. Conversely, a decrease in the price of our stock during any particular period will likely result in gains in relation to these derivative and debt instruments. Given the current and historical volatility of our common stock price, any changes period-over-period have and could in the future result in a significant change in the fair value of our derivative liabilities and convertible debt instruments and significantly impact our net income during the period of change.

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

Our permanent investment in Brazil was $133.9 million as of December 31, 2021 and $56.1 million as of December 31, 2020, using the exchange rate at each date. A hypothetical 10% adverse change in Brazilian Real exchange rates would have had an adverse impact to Other Comprehensive Loss of $13.4 million as of December 31, 2021 and $5.6 million as of December 31, 2020.

We have also evaluated foreign currency exposure in relation to our other non-U.S. Dollar denominated assets and liabilities and determined that there would be an immaterial effect on our results of operations from 10% exchange rate fluctuations between those currencies and the U.S. Dollar.

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our outstanding debt obligations, including embedded derivatives therein. We generally invest our cash in investments with short maturities or with frequent interest reset terms. Accordingly, our interest income fluctuates with short-term market conditions. As of December 31, 2021, our investment portfolio consisted of money market funds and certificates of deposit, both of which are highly liquid. Due to the short-term nature of our investment portfolio, we do not believe that an immediate 10% increase in interest rates would have a material effect on the fair value of our portfolio. Since we believe we have the ability to liquidate our investment portfolio, we expect that our operating results or cash flows would not be materially affected by a sudden change in market interest rates on the portfolio.

As of December 31, 2021, all of our outstanding debt was in fixed rate instruments. As a result, changes in interest rates would not affect interest expense and payments in relation to our debt.

Commodity Price Risk

Our primary exposure to market risk for changes in commodity prices relates to our procurement of products from contract manufacturers and other suppliers whose prices are affected by the price of sugar feedstocks. Our suppliers manage exposure to this risk primarily through the use of feedstock pricing agreements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

AMYRIS, INC.

Report of Independent Registered Public Accounting Firm (PCAOB Number 324)

To the Board of Directors and Stockholders of Amyris, Inc.

Opinion on the Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying balance sheets of Amyris, Inc. and subsidiaries (the “Company”) as of December 31, 2021 and 2020, and the related statements of operations, comprehensive loss, stockholders’ equity (deficit) and mezzanine equity, and cash flows for each of the three-year period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). We also have audited Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO)”.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Change in Accounting Principle

As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for leases in 2019.

Basis for Opinion

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the entity’s consolidated financial statements and an opinion on the entity’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that responds to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control Over Financial Reporting

An entity’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. An entity’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the entity; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the entity are being made only in accordance with authorizations of management and directors of the entity; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the entity’s assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Valuation of revenue recognition

Critical Audit Matter Description

As described in Notes 1 and 10, The Company recognizes revenue from the sale of renewable products, licenses and royalties from intellectual property, and grants and collaborative research and development services. Contracts with customers may contain multiple performance obligations and may contain upfront license fees, research and development services, contingent milestone payments upon achievement of contractual criteria, and royalty fees based on licensees’ product revenue or usage. The Company makes significant judgments in determining revenue recognition for customer contracts.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to management’s conclusion on revenue recognition, include the following, among others:
•We tested the effectiveness of controls over the identification of distinct performance obligations, the determination of the timing of revenue recognition and the estimation of variable consideration.
•Examined sample of revenue contracts and other source documents to test management’s identification of significant terms for completeness, including the identification of distinct performance obligations and variable consideration, within the context of the five-step model prescribed by ASC 606.
•Evaluating the reasonableness of management’s judgments and estimates used to assess the standalone selling prices for new functional licenses when granted to customers as part of contracts containing multiple performance obligations.
•Evaluating the reasonableness and accuracy of management’s judgments and estimates used in accounting for identified material rights, including transactions accounted for under the alternative approach to estimating the standalone selling price of a material right. This includes testing management’s estimates of the expected consideration from the customer’s exercise of options.
•Assessing the reasonableness of management’s judgments and estimates to calculate variable consideration, and the timing of recognizing the related revenue subject to any constraints.
•Evaluating the appropriateness of management’s determination of whether identified performance obligations meet the criteria for over-time revenue recognition, including whether certain products and services have alternative use.

Valuation and allocation of fair value to various elements of complex related party transactions

Critical Audit Matter Description

The strategic alliance between the Company and DSM Nutritional Products Ltd and its affiliates (collectively, DSM, a related party) started in May 2017 with an equity investment by DSM in Amyris, and has since been expanded with several significant product development collaborations. The Company’s relationships and transactions with DSM, including the nature of, terms of, and business purposes, are complex and evolving.

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

A binomial lattice model was also used to determine if the convertible debt would be converted, called or held at each decision point. Within the lattice model, the following assumptions are made: (i) the convertible note will be converted early if the conversion value is greater than the holding value and (ii) the convertible note will be called if the holding value is greater than both (a) redemption price and (b) the conversion value at the time. If the convertible note is called, the holder will maximize their value by finding the optimal decision between (1) redeeming at the redemption price and (2) converting the convertible note. The fair value models also include inputs related to stock price, discount yield, risk free rates, equity volatility, probability of principal repayment in cash or stock, and probability and timing of change in control.

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

Valuation of acquisitions

Critical Audit Matter Description

As disclosed in Note 12 to the consolidated financial statements, during 2021, the Company completed four acquisitions aggregating approximately $167.7 million. The transactions were accounted for as business combinations. In the acquisition of Olika Inc and Beauty Labs International, Ltd., the Company has recognized a liability for acquisition consideration that is contingent upon achieving certain performance targets. The Company determines the fair value of these arrangements, both as part of the initial purchase price allocation, and on an ongoing basis each reporting period until the arrangements are settled. As of December 31, 2021, the amount for acquisition-related contingent consideration was $64.8 million.

Auditing the Company’s accounting for its acquisitions was complex due to the significant estimation uncertainty in the Company’s determination of the fair value of identified intangible assets of $39.3 million, which principally consisted of trademarks and developed technology. The significant estimation uncertainty was primarily due to the sensitivity of the respective fair values to underlying assumptions about the future performance of the acquired business. The Company used a discounted cash flow model to measure the trademarks and developed technology intangible assets. The significant assumptions used to estimate the value of the intangible assets included the discount rates and certain assumptions that form the bases of the forecasted results, including revenue growth rates. The significance of the estimations used by management to determine the fair value of contingent consideration was primary due to the sensitivity of the respective fair values to the significant underlying assumptions. The significant assumptions include estimation of the probability and timing of payment, future revenue forecasts, and the appropriate discount rate based on the estimated timing of payments. These significant assumptions are forward looking and could be affected by future economic and market conditions.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to management’s conclusion on the valuation of acquisitions, included the following, among others:
•Tested the Company’s controls over its accounting for acquisitions
•Read the purchase agreements, evaluated the significant assumptions and methods used in developing the fair value estimates, and tested the recognition of (1) the tangible assets acquired and liabilities assumed at fair value; (2) the identifiable intangible assets acquired at fair value; and (3) goodwill measured as a residual.
•Tested estimated fair value of intangible assets by performing audit procedures that included, among others, evaluating the Company's selection of the valuation methodology, evaluating the methods and significant assumptions used by the Company, and evaluating the completeness and accuracy of the underlying data supporting the significant assumptions and estimates. This included comparing the significant assumptions to current industry, market and economic trends. We involved our valuation professionals to assist in our evaluation of the methodology used by the Company and significant assumptions included in the fair value estimates.

/s/ Macias Gini & O’Connell LLP

We have served as the Company's auditor since 2019.
San Francisco, California
March 9, 2022

AMYRIS, INC.
CONSOLIDATED BALANCE SHEETS

December 31, (In thousands, except shares and per share amounts)	2021	2020
Assets
Current assets:
Cash and cash equivalents	$483,462	$30,152
Restricted cash	199	309
Accounts receivable, net of allowance of $945 and $137, respectively	37,074	32,846
Accounts receivable - related party, net of allowance of $0 and $0, respectively	5,667	12,110
Contract assets	4,227	4,178
Contract assets - related party	—	1,203
Inventories	75,070	42,862
Deferred cost of products sold - related party	—	9,801
Prepaid expenses and other current assets	33,513	13,103
Total current assets	639,212	146,564
Property, plant and equipment, net	72,835	32,875
Deferred cost of products sold, noncurrent - related party	—	9,939
Restricted cash, noncurrent	4,651	961
Recoverable taxes from Brazilian government entities	16,740	8,641
Right-of-use assets under financing leases, net	7,342	9,994
Right-of-use assets under operating leases, net	32,428	10,136
Goodwill	131,259	—
Intangible assets, net	39,265	—
Other assets	10,566	3,704
Total assets	$954,298	$222,814
Liabilities, Mezzanine Equity and Stockholders' Equity (Deficit)
Current liabilities:
Accounts payable	$79,666	$41,045
Accrued and other current liabilities	71,457	30,707
Financing lease liabilities	140	4,170
Operating lease liabilities	7,689	5,226
Contract liabilities	2,530	4,468
Debt, current portion (includes instrument measured at fair value of $0 and $53,387, respectively)	896	54,748
Related party debt, current portion (includes instrument measured at fair value of $107,427 and $0, respectively)	107,427	22,689
Total current liabilities	269,805	163,053
Long-term debt, net of current portion (includes instrument measured at fair value of $0 and $0, respectively)	309,061	26,170
Related party debt, net of current portion (includes instrument measured at fair value of $0 and $123,164, respectively)	—	159,452
Financing lease liabilities, net of current portion	61	—
Operating lease liabilities, net of current portion	19,829	9,732
Derivative liabilities	7,062	8,698
Acquisition-related contingent consideration (Note 3 and Note 12)	64,762	—
Other noncurrent liabilities	4,510	22,754
Total liabilities	675,090	389,859
Commitments and contingencies (Note 9)
Mezzanine equity:
Contingently redeemable common stock	5,000	5,000
Contingently redeemable noncontrolling interest	28,520	—
Stockholders’ equity (deficit):
Preferred stock - $0.0001 par value, 5,000,000 shares authorized as of December 31, 2021 and 2020; 0 shares issued and outstanding as of December 31, 2021 and 2020	—	—
Common stock - $0.0001 par value, 450,000,000 and 350,000,000 shares authorized as of December 31, 2021 and 2020, respectively; 308,899,906 and 244,951,446 shares issued and outstanding as of December 31, 2021 and 2020, respectively	31	24
Additional paid-in capital	2,656,838	1,957,224
Accumulated other comprehensive loss	(52,769)	(47,375)
Accumulated deficit	(2,357,661)	(2,086,692)
Total Amyris, Inc. stockholders’ equity (deficit)	246,439	(176,819)
Noncontrolling interest	(751)	4,774
Total stockholders' equity (deficit)	245,688	(172,045)
Total liabilities, mezzanine equity and stockholders' equity (deficit)	$954,298	$222,814

See accompanying notes to consolidated financial statements.

AMYRIS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended December 31, (In thousands, except shares and per share amounts)	2021	2020	2019
Revenue:
Renewable products (includes related party revenue of $19,162, $986 and $56, respectively)	$149,703	$104,338	$59,872
Licenses and royalties, net (includes related party revenue of $149,612, $43,750 and $49,051, respectively)	173,812	50,991	54,043
Collaborations, grants and other (includes related party revenue of $6,000, $7,018 and $4,120, respectively)	18,302	17,808	38,642
Total revenue (includes related party revenue of $174,774, $51,754 and $53,227, respectively)	341,817	173,137	152,557
Cost and operating expenses:
Cost of products sold	155,139	87,812	76,185
Research and development	94,289	71,676	71,460
Sales, general and administrative	257,811	137,071	126,586
Impairment	12,204	—	216
Total cost and operating expenses	519,443	296,559	274,447
Loss from operations	(177,626)	(123,422)	(121,890)
Other income (expense):
Interest expense	(25,605)	(47,951)	(58,665)
Gain (loss) from change in fair value of derivative instruments	1,453	(11,362)	2,777
Loss from change in fair value of debt	(38,649)	(89,827)	(19,369)
Loss upon extinguishment of debt	(32,464)	(51,954)	(44,208)
Other income (expense), net	580	666	(783)
Total other expense, net	(94,685)	(200,428)	(120,248)
Loss before income taxes and loss from investment in affiliates	(272,311)	(323,850)	(242,138)
Provision for income taxes	8,114	(293)	(629)
Loss from investment in affiliates	(7,595)	(2,731)	—
Net loss	(271,792)	(326,874)	(242,767)
Loss (income) attributable to noncontrolling interest	823	(4,165)	—
Net loss attributable to Amyris, Inc.	(270,969)	(331,039)	(242,767)
Less: deemed dividend to preferred stockholders upon conversion of Series E preferred stock	—	(67,151)	—
Less: deemed dividend to preferred stockholder on issuance and modification of common stock warrants	—	—	(34,964)
Add: loss allocated to participating securities	507	15,879	7,380
Net loss attributable to Amyris, Inc. common stockholders	$(270,462)	$(382,311)	$(270,351)

Denominator:
Weighted-average shares of common stock outstanding used in computing net loss per share of common stock, basic	292,343,431	203,598,673	101,370,632
Basic loss per share	$(0.93)	$(1.88)	$(2.67)

Weighted-average shares of common stock outstanding used in computing net loss per share of common stock, diluted	292,667,631	203,598,673	101,296,575
Diluted loss per share	$(0.97)	$(1.88)	$(2.72)

See accompanying notes to consolidated financial statements.

AMYRIS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

Years Ended December 31, (In thousands)	2021	2020	2019
Comprehensive loss:
Net loss	$(271,792)	$(326,874)	$(242,767)
Foreign currency translation adjustment	(5,394)	(3,571)	(461)
Total comprehensive loss	$(277,186)	$(330,445)	$(243,228)
Loss (income) attributable to noncontrolling interest	823	(4,165)	—
Comprehensive loss attributable to Amyris, Inc.	$(276,363)	$(334,610)	$(243,228)

See accompanying notes to consolidated financial statements.

AMYRIS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) AND MEZZANINE EQUITY

	Preferred Stock		Common Stock
(In thousands, except number of shares)	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Noncontrolling Interest	Total Stockholders' Equity (Deficit)	Mezzanine Equity - Common Stock	Mezzanine Equity - Contingently Redeemable Noncontrolling Interest
Balance as of December 31, 2018	14,656	$—	76,564,829	$8	$1,346,996	$(43,343)	$(1,521,417)	$937	$(216,819)	$5,000	$—
Cumulative effect of change in accounting principle for ASU 2017-11 (see "Significant Accounting Policies" in Note 1)	—	—	—	—	32,512	—	8,531	—	41,043	—	—
Issuance of common stock and warrants upon conversion of debt principal and accrued interest	—	—	14,107,637	2	62,859	—	—	—	62,861	—	—
Issuance of common stock in private placement, net of issuance costs - related party	—	—	10,478,338	1	39,499	—	—	—	39,500	—	—
Issuance and modification of common stock warrants	—	—	—	—	34,964	—	—	—	34,964	—	—
Deemed dividend to preferred shareholder on issuance and modification of common stock warrants	—	—	—	—	(34,964)	—	—	—	(34,964)	—	—
Issuance of common stock in private placement	—	—	3,610,944	—	14,221	—	—	—	14,221	—	—
Issuance of warrants in connection with related party debt issuance	—	—	—	—	20,121	—	—	—	20,121	—	—
Issuance of warrants in connection with related party debt modification	—	—	—	—	4,932	—	—	—	4,932	—	—
Issuance of warrants in connection with debt accounted for at fair value	—	—	—	—	5,358	—	—	—	5,358	—	—
Stock-based compensation	—	—	—	—	12,554	—	—	—	12,554	—	—
Fair value of pre-delivery shares issued to lenders	—	—	7,500,000	1	4,214	—	—	—	4,215	—	—
Issuance of common stock upon ESPP purchase	—	—	318,490	—	1,078	—	—	—	1,078	—	—
Fair value of bifurcated embedded conversion feature in connection with debt modification	—	—	—	—	398	—	—	—	398	—	—
Issuance of common stock upon exercise of stock options	—	—	3,612	—	27	—	—	—	27	—	—
Issuance of common stock upon exercise of warrants	—	—	2,515,174	—	1	—	—	—	1	—	—
Conversion of Series B preferred shares into common shares	(6,376)	—	1,012,071	—	—	—	—	—	—	—	—
Distribution to non-controlling interests	—	—	—	—	—	—	—	(328)	(328)	—	—
Foreign currency translation adjustment	—	—	—	—	—	(461)	—	—	(461)	—	—
Issuance of common stock and payment of minimum employee taxes withheld upon net share settlement of restricted stock	—	—	1,631,582	—	(1,102)	—	—	—	(1,102)	—	—
Net loss attributable to Amyris, Inc.	—	—	—	—	—	—	(242,767)	—	(242,767)	—	—
Balance as of December 31, 2019	8,280	$—	117,742,677	$12	$1,543,668	$(43,804)	$(1,755,653)	$609	$(255,168)	$5,000	$—
Issuance of preferred and common stock in private placements, net of issuance costs	72,156	—	36,098,894	3	170,034	—	—	—	170,037	—	—
Issuance of common stock upon exercise of warrants - related party	—	—	29,165,166	2	83,113	—	—	—	83,115	—	—
Issuance of preferred and common stock in private placements - related party, net of issuance costs	30,000	—	10,505,652	1	57,188	—	—	—	57,189	—	—
Issuance of common stock and warrants upon conversion of debt principal and accrued interest	—	—	6,337,594	1	21,259	—	—	—	21,260	—	—
Issuance of common stock upon conversion of debt principal and accrued interest, and extinguishment of related derivative liability	—	—	3,246,489	—	15,778	—	—	—	15,778	—	—
Issuance of common stock right warrant - related party	—	—	5,226,481	1	8,903	—	—	—	8,904	—	—
Issuance of common stock upon exercise of warrants	—	—	1,343,675	—	3,476	—	—	—	3,476	—	—
Issuance of common stock upon ESPP purchase	—	—	357,655	—	843	—	—	—	843	—	—
Issuance of common stock upon exercise of stock options	—	—	11,061	—	46	—	—	—	46	—	—
Issuance of common stock upon automatic conversion of Series E preferred stock	(102,156)	—	34,052,084	4	(4)	—	—	—	—	—	—
Issuance of common stock and payment of minimum employee taxes withheld upon net share settlement of restricted stock	—	—	2,227,654	—	(404)	—	—	—	(404)	—	—
Beneficial conversion feature related to issuance of Series E preferred stock	—	—	—	—	67,151	—	—	—	67,151	—	—

	Preferred Stock		Common Stock
(In thousands, except number of shares)	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Loss		Accumulated Deficit	Noncontrolling Interest	Total Stockholders' Equity (Deficit)	Mezzanine Equity - Common Stock	Mezzanine Equity - Contingently Redeemable Noncontrolling Interest
Deemed dividend upon conversion of Series E preferred stock into common stock	—	—	—	—	(67,151)	—		—	—	(67,151)	—	—
Exercise of common stock rights warrant - related party	—	—	—	—	15,000	—		—	—	15,000	—	—
Extinguishment of liability warrants to equity	—	—	—	—	11,750	—		—	—	11,750	—	—
Fair value of pre-delivery shares released to holder in connection with previous debt issuance	—	—	—	—	10,478	—		—	—	10,478	—	—
Modification of previously issued common stock warrants	—	—	—	—	2,353	—		—	—	2,353	—	—
Stock-based compensation	—	—	—	—	13,743	—		—	—	13,743	—	—
Return of pre-delivery shares previously issued to lenders	—	—	(1,363,636)	—	—	—		—	—	—	—	—
Net loss attributable to Amyris, Inc.	—	—	—	—	—	—		(331,039)	4,165	(326,874)	—	—
Foreign currency translation adjustment	—	—	—	—	—	(3,571)		—	—	(3,571)	—	—
Balance as of December 31, 2020	8,280	$—	244,951,446	$24	$1,957,224	$(47,375)	$—	$(2,086,692)	$4,774	$(172,045)	$5,000	$—
Value of cash conversion feature in connection with issuance of convertible senior note	—	—	—	—	367,974	—		—	—	367,974	—	—
Issuance of common stock and payment of minimum employee taxes withheld upon net share settlement of restricted stock	—	—	3,073,652	—	(1,482)	—		—	—	(1,482)	—	—
Issuance of common stock as purchase consideration in business combinations	—	—	3,806,263	—	54,379	—		—	—	54,379	—	—
Issuance of common stock in public offering	—	—	8,805,345	1	130,792	—		—	—	130,793	—	—
Issuance of common stock upon conversion of debt principal	—	—	2,862,772	1	38,632	—		—	—	38,633	—	—
Issuance of common stock upon conversion of debt principal, net of return of 2,600,000 pre-delivery shares returned to Amyris	—	—	5,827,164	1	110,574	—		—	—	110,575	—	—
Issuance of common stock upon conversion of preferred stock	(8,280)	—	1,943,659	—	—	—		—	—	—	—	—
Issuance of common stock upon ESPP purchase	—	—	290,063	—	1,171	—		—	—	1,171	—	—
Issuance of common stock upon exercise of stock options	—	—	636,930	—	3,295	—		—	—	3,295	—	—
Issuance of common stock upon exercise of warrants	—	—	20,809,472	2	45,642	—		—	—	45,644	—	—
Issuance of common stock upon exercise of warrants - related party	—	—	15,893,140	2	10,838	—		—	—	10,840	—	—
Issuance of contingently redeemable noncontrolling interest	—	—	—	—	(14,520)	—		—	—	(14,520)	—	28,520
Premium paid for convertible note hedge call option	—	—	—	—	(81,075)	—		—	—	(81,075)	—	—
Stock-based compensation	—	—	—	—	33,394	—		—	—	33,394	—	—
Foreign currency translation adjustment	—	—	—	—	—	(5,394)		—	—	(5,394)	—	—
Distribution to noncontrolling interest	—	—	—	—	—	—		—	(4,702)	(4,702)	—	—
Net loss attributable to Amyris, Inc.	—	—	—	—	—	—		(270,969)	(823)	(271,792)	—	—
Balance as of December 31, 2021	—	$—	308,899,906	$31	$2,656,838	$(52,769)		$(2,357,661)	$(751)	$245,688	$5,000	$28,520

See accompanying notes to consolidated financial statements.

AMYRIS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, (In thousands)	2021	2020	2019
Operating activities:
Net loss	$(271,792)	$(326,874)	$(242,767)
Adjustments to reconcile net loss to net cash used in operating activities:
(Gain) loss from change in fair value of derivative instruments	(1,453)	11,362	(2,777)
(Gain) loss on foreign currency exchange rates	683	(119)	(22)
Accretion of debt discount	9,536	3,829	11,665
Amortization of intangible assets	981	—	—
Amortization of right-of-use assets under operating leases	2,968	2,755	12,597
Contract asset credit loss reserve	—	8,342	—
Depreciation and amortization	8,745	9,371	4,581
Expense for warrants issued for covenant waivers	—	—	5,358
Impairment of deferred cost of products sold - related party	12,204	—	—
Impairment of property, plant and equipment	—	13	1,354
Loss from change in fair value of debt	38,649	89,827	19,369
Loss in equity-method investee	292	2,731	297
Loss on impairment of other assets	—	—	216
Loss upon conversion or extinguishment of debt	29,346	51,954	44,208
Non-cash interest expense in connection with modification of warrants	—	1,066	—
Non-cash interest expense in connection with release of pre-delivery shares to debt holder	—	10,478	—
Other	9	161	212
Stock-based compensation	33,394	13,743	12,554
Changes in assets and liabilities:
Accounts receivable	2,395	(24,161)	(2,818)
Contract assets	1,154	(4,035)	(8,485)
Contract assets - related party	—	—	8,021
Inventories	(32,237)	(16,249)	(17,989)
Deferred cost of products sold - related party	7,536	(3,248)	(13,175)
Prepaid expenses and other assets	(36,291)	(443)	(8,064)
Accounts payable	37,389	(10,081)	23,748
Accrued and other liabilities	(9,924)	5,148	18,981
Lease liabilities	(12,700)	(4,438)	(17,125)
Contract liabilities	(2,217)	3,115	(6,872)
Net cash used in operating activities	(181,333)	(175,753)	(156,933)
Investing activities:
Purchases of property, plant and equipment	(45,636)	(12,781)	(13,080)
Acquisitions, net of cash acquired	(18,462)	—	—
Net cash used in investing activities	(64,098)	(12,781)	(13,080)
Financing activities:
Distribution to noncontrolling interest	(4,702)	—	(1,103)
Issuance costs incurred in connection with debt modification	(2,500)	—	—
Payment of minimum employee taxes withheld upon net share settlement of restricted stock units	(1,482)	(404)	(5,268)
Principal payments on debt	(76,980)	(51,959)	(328)
Principal payments on financing leases	(4,067)	(3,461)	(112,393)
Proceeds from capital contribution by noncontrolling interest	10,000	—	—
Proceeds from ESPP purchases	1,171	843	1,078
Proceeds from exercise of common stock rights warrant - related party	—	15,000	—
Proceeds from exercise of warrants	39,904	3,476	1
Proceeds from exercise of warrants - related party	16,580	28,348	—
Proceeds from exercises of common stock options	3,295	46	27
Proceeds from issuance of common stock in public offering, net of issuance costs	130,793	—	—
Proceeds from issuance of debt, net of issuance costs	671,025	15,599	189,175
Proceeds from issuance of preferred and common stock in private placements, net of issuance costs	—	170,037	14,221
Proceeds from issuance of preferred and common stock in private placements, net of issuance costs - related party	—	45,000	39,500
Purchase of capped calls related to convertible senior notes	(81,075)	—	—
Net cash provided by financing activities	701,962	222,525	124,910
Effect of exchange rate changes on cash, cash equivalents and restricted cash	359	(4,268)	(252)
Net increase (decrease) in cash, cash equivalents and restricted cash	456,890	29,723	(45,355)
Cash, cash equivalents and restricted cash at beginning of year	31,422	1,699	47,054
Cash, cash equivalents and restricted cash at end of year	$488,312	$31,422	$1,699

Years Ended December 31, (In thousands)	2021	2020	2019

Reconciliation of cash, cash equivalents and restricted cash to the consolidated balance sheets
Cash and cash equivalents	$483,462	$30,152	$270
Restricted cash, current	199	309	469
Restricted cash, noncurrent	4,651	961	960
Total cash, cash equivalents and restricted cash	$488,312	$31,422	$1,699

Amyris, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS, Continued

Years Ended December 31, (In thousands)	2021	2020	2019
Supplemental disclosures of cash flow information:
Cash paid for interest	$7,730	$16,609	$20,780
Supplemental disclosures of non-cash investing and financing activities:
Accrued interest added to debt principal	$—	$2,056	$7,292
Acquisition of additional interest in equity-method investee in exchange for payment obligation	$—	$—	$5,031
Acquisition of right-of-use assets under financing leases	$30	$—	$7,436
Acquisition of right-of-use assets under operating leases	$25,395	$—	$3,551
Cash conversion feature in connection with issuance of 2026 convertible senior notes	$367,974	$—	$—
Common stock issued as purchase consideration in business combinations	$56,418	$—	$—
Cumulative effect of change in accounting principle for ASU 2017-11	$—	$—	$41,043
Debt fair value adjustment in connection with debt issuance	$—	$—	$11,575
Derecognition of derivative liabilities to equity upon extinguishment of debt	$59	$6,461	$—
Derecognition of derivative liabilities upon authorization of shares	$—	$6,550	$—
Derecognition of derivative liabilities upon exercise of warrants	$—	$5,200	$—
Exercise of common stock warrants in exchange for debt principal and interest reduction	$—	$69,918	$—
Fair value of embedded features in connection with private placement	$—	$2,962	$—
Fair value of pre-delivery shares in connection with debt issuance	$—	$—	$4,215
Fair value of warrants and embedded features recorded as debt discount in connection with debt issuances	$—	$188	$237
Fair value of warrants and embedded features recorded as debt discount in connection with debt issuances - related party	$—	$747	$1,954
Fair value of warrants recorded as debt discount in connection with debt issuances	$—	$—	$8,965
Fair value of warrants recorded as debt discount in connection with debt issuances - related party	$—	$—	$16,155
Fair value of warrants recorded as debt discount in connection with debt modification	$—	$—	$398
Fair value of warrants recorded as debt discount in connection with debt modification - related party	$—	$—	$2,050
Financing of insurance premium under note payable	$—	$—	$253
Issuance of common stock and warrants issued upon conversion of debt principal	$149,208	$—	$—
Issuance of common stock upon conversion of convertible notes and accrued interest	$42,520	$27,650	$62,860
Issuance of common stock upon exercise of common stock rights warrant in previous period - related party	$—	$1	$—
Lease liabilities recorded upon adoption of ASC 842	$—	$—	$33,552
Noncontrolling interest issued in subsidiary in exchange for settlement of other liabilities	$4,000	$—	$—
Reclassification of Additional paid-in capital to Mezzanine equity in connection with issuance of contingently redeemable noncontrolling interest in subsidiary	$14,520	$—	$—
Right-of-use assets under operating leases recorded upon adoption of ASC 842	$—	$—	$29,713
Unpaid property, plant and equipment balances in accounts payable and accrued liabilities at end of period	$4,833	$1,575	$2,576

See accompanying notes to consolidated financial statements.

Amyris, Inc.
Notes to Consolidated Financial Statements

1. Basis of Presentation and Summary of Significant Accounting Policies

Business Description

Amyris, Inc. and subsidiaries (collectively, Amyris or the Company) is a high growth, biotechnology company at the forefront of delivering sustainable solutions that are better for people and the planet. The Company creates, manufactures and commercializes consumer products and ingredients. Currently, the largest driver of the Company's revenue is derived from marketing and selling Clean Beauty, Personal Care and Health & Wellness consumer products through direct-to-consumer ecommerce platforms and a growing network of retail partners. The Company also sells sustainable ingredients to sector leaders that serve Flavor & Fragrance (F&F), Nutrition, Food & Beverage, and Clean Beauty & Personal Care end markets. The Company's ingredients and consumer products are powered by the Company's fermentation-based Lab-to-MarketTM technology platform, which leverages state-of-the-art machine learning, robotics and artificial intelligence, enabling the Company to rapidly bring new innovation to market.

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

Significant Accounting Policies

Acquisitions

When the Company acquires a controlling financial interest in an entity or group of assets that are determined to meet the definition of a business, the acquisition method described in ASC Topic 805, Business Combinations, is applied. The Company allocates the purchase consideration paid to acquire the business to the tangible and identifiable intangible assets acquired and liabilities assumed based on estimated fair values at the acquisition date, with the excess of purchase price over the estimated fair value of the net assets acquired recorded as goodwill. The determination of fair values of identifiable assets and liabilities requires significant judgments and estimates and the use of valuation techniques when market value is not readily available. If during the measurement period (a period not to exceed 12 months from the acquisition date) the Company receives additional information that existed as of the acquisition date but at the time of the original allocation described above was unknown, the Company makes the appropriate adjustments to the purchase price allocation in the reporting period in which the adjustments are identified.

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

See Note 12, “Acquisitions”.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original or remaining maturity of three months or less at the date of purchase to be cash equivalents. Cash and cash equivalents are maintained with various financial institutions.

Derivatives

Embedded derivatives that are required to be bifurcated from the underlying debt instrument (i.e., host) and free standing equity instruments that do not meet the derivative scope exception and equity classification criteria in ASC 815, “Derivatives and Hedging” are accounted for and valued as separate financial instruments. The Company has evaluated the terms and features of its convertible notes and free standing equity instruments requiring bifurcation and have accounted for these instruments at fair value, using the valuation techniques mentioned in the Fair Value Measurements section of this Note.

Fair Value Measurements

The carrying amounts of certain financial instruments, such as cash equivalents, short-term investments, accounts receivable, accounts payable and accrued liabilities, approximate fair value due to their relatively short maturities.

The Company measures the following financial liabilities at fair value:
•Warrants to purchase common stock and freestanding and bifurcated derivatives in connection with certain debt and equity financings; and
•Foris Convertible Note (see Note 3, "Fair Value Measurement" and Note 4, "Debt", for which the Company elected the fair value option of accounting.

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

Changes to the inputs, including the closing price of the Company common stock at each period end, used in these valuation models can have a significant impact on the estimated fair value of the Senior Convertible Notes, Foris Convertible Note and the Company's freestanding derivatives. For example, a decrease (increase) in the estimated credit spread for the Company results in an increase (decrease) in estimated fair value. Conversely, a decrease (increase) in the Company’s closing stock price at period end results in a decrease (increase) in estimated fair value of these instruments.

The changes during 2021, 2020 and 2019 in the fair values of the warrants and bifurcated compound embedded derivatives are primarily related to the change in price of the Company's common stock and are reflected in the consolidated statements of operations as “Gain (loss) from change in fair value of derivative instruments”.

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

Goodwill

Goodwill represents the excess of the cost over the fair value of net assets acquired from the Company's business combinations. Goodwill is not subject to amortization and is assessed for impairment using fair value measurement techniques on an annual basis, during the fourth quarter, or more frequently if facts and circumstance warrant such a review. Goodwill is assigned to reporting units within the company. The Company has the option to first perform a qualitative assessment to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying value. However, the Company may elect to bypass the qualitative assessment and proceed directly to the quantitative impairment tests, whereby the fair value of a reporting unit is compared with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered impaired. If the carrying amount of the reporting unit exceeds its estimated fair value, an impairment loss is recognized in an amount equal to the excess, up to the carrying value of the goodwill. No impairment of goodwill has occurred during the periods presented in these consolidated financial statements.

Intangible Assets

Intangible assets are comprised primarily of customer relationships, trademarks and trade names, developed technology, patents and other intellectual property acquired through business combinations. Intangible assets are recorded at cost less accumulated amortization and impairment losses, if any.

Intangible assets acquired in a business combination are measured at fair value at the acquisition date. Amortization periods of assets with finite lives are based on management’s estimates at the date of acquisition. The fair value of intangibles assets is determined based on a complex series of judgments about future events and uncertainties and relies heavily on estimates and assumptions. We believe the assumptions are representative of those a market participant would use in estimating fair value. The fair values of the intangible assets were determined to be Level 3 under the fair value hierarchy. Level 3 inputs are unobservable inputs for an asset or liability. Unobservable inputs are used to measure fair value to the extent that observable inputs are not available thereby allowing for fair value estimates to be made in situations in which there is little, if any, market activity for an asset or liability at the measurement date. For more information on the fair value hierarchy, see Note 3 of the Notes to the Consolidated Financial Statements. We consider the period of expected cash flows and underlying data used to measure the fair value of the intangible assets when selecting a useful life. Intangible assets with finite useful lives are amortized using an accelerated amortization method reflecting the pattern in which the asset will be consumed if that pattern can be reliably determined. If that pattern cannot be reliably determined, a straight-line amortization method is utilized.

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

Leases

The Company has operating leases primarily for administrative offices, retail space, laboratory equipment and other facilities and certain third-party manufacturing agreements deemed to contain an embedded lease. The operating leases have remaining terms that range from 1 year to 18 years, and often include one or more options to renew. These renewal terms can extend the lease term from 1 to 5 years and are included in the lease term when it is reasonably certain that the Company will exercise the option. The operating leases are classified as ROU assets under operating leases on the Company's consolidated balance sheets and represent the Company’s right to use the underlying asset for the lease term. The Company’s obligation to make operating lease payments is included in "Lease liabilities" and "Lease liabilities, net of current portion" on the Company's consolidated balance sheets.

The Company has entered into financing leases primarily for laboratory and computer equipment. Assets purchased under financing leases are included in "Right-of-use assets under financing leases, net" on the consolidated balance sheets. For financing leases, the associated assets are depreciated or amortized over the shorter of the relevant useful life of each asset or the lease term.

Operating and Financing lease right-of-use assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. Because the rate implicit in the Company’s lease agreements is typically not readily determinable, the Company uses its incremental borrowing rate to determine the present value of the lease payments. The Company has certain contracts for real estate and marketing that may contain lease and non-lease components, which the Company has elected to treat as a single lease component.

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

Noncontrolling Interest and Contingently Redeemable Noncontrolling interest

Noncontrolling interests represent the portion of net income (loss), net assets and comprehensive income (loss) that is not allocable to the Company, in situations where the Company consolidates its equity investment in a joint venture or as the primary beneficiary of a variable-interest entity (VIE) for which there are other owners. The amount of noncontrolling interest is comprised of the amount of such interests at the date of the Company's original acquisition of an equity interest or involvement in a joint venture, plus the other shareholders' share of changes in equity since the date the Company made an investment in the joint venture. If a noncontrolling interest is contingently redeemable under circumstances that are not solely within the control of the Company, the contingently redeemable noncontrolling interest is presented in the balance sheet and statement of stockholders’ equity (deficit) and mezzanine equity outside of permanent equity in accordance with SEC’s Accounting Series Release 268, Presentation in Financial Statements of Redeemable Preferred Stocks (ASR 268).

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

Customers representing 10% or greater of accounts receivable were as follows:

As of December 31,	2021	2020
Customer A (related party)	13%	27%
Customer B	16%	2%
Customer C	8%	17%
Customer D	**	13%
______________
** Less than 10%

Customers representing 10% or greater of revenue were as follows:

Years Ended December 31,	Year First Customer	2021	2020	2019
Customer A (related party)	2017	51%	30%	35%
Customer C	2014	**	10%	**
Customer E	2019	**	**	12%
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

Renewable Product Sales

Revenues from renewable product sales are recognized as a distinct performance obligation on a gross basis as the Company is acting as a principal in these transactions, with the selling price to the customer recorded net of discounts and allowances. Revenues are recognized at a point in time when control has passed to the customer, which typically occurs when the renewable products leaves the Company’s facilities with the first transportation carrier. The Company, on occasion, may recognize revenue under a bill and hold arrangement, whereby the customer requests and agrees to purchase product but requests delivery at a later date. Under these arrangements, control transfers to the customer when the product is ready for delivery, which occurs when the product is identified separately as belonging to the customer, the product is ready for shipment to the customer in its current form, and the Company does not have the ability to direct the product to a different customer. It is at this point the Company has the right to receive payment, the customer obtains legal title, and the customer has the significant risks and rewards of ownership. The Company’s renewable product sales do not include rights of return, except for direct-to-consumer products, for which the Company estimates sales returns subsequent to sale and reduces revenue accordingly. For renewable products other than direct-to-consumer, returns are accepted only if the product does not meet product specifications and such nonconformity is communicated to the Company within a set number of days of delivery. The Company offers a two-year assurance-type warranty to replace or reprocess its ingredient products that do not meet Company-established criteria as set forth in the Company’s trade terms. An estimate of the cost to replace the or reprocess its ingredient products sold is made based on a historical rate of experience and recognized as a liability and related expense when the renewable product sale is consummated.

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

Collaborations, Grants and Other

Collaborative Research and Development Services: The Company earns revenues from collaboration agreements with customers to perform research and development services to develop new molecules using the Company’s technology and to scale production of the molecules for commercialization and use in the collaborator’s products. The collaboration agreements generally include providing the Company's collaboration partners with research and development services and with licenses to the Company’s intellectual property to use the technology underlying the development of the molecules and to sell its products that incorporate the technology. The terms of the Company's collaboration agreements typically include one or more of the following: (i) advance payments for the research and development services that will be performed, (ii) nonrefundable upfront license payments, (iii) milestone payments to be received upon the achievement of the milestone events defined in the agreements, (iv) milestone payments at fixed intervals based on the passage of time, (v) payments for inventory manufactured under supply agreements upon the commercialization of the molecules, and (vi) royalty payments upon the commercialization of the molecules in which the Company shares in the customer’s profits.

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

Collaboration agreements that include milestone payments are evaluated at inception to determine whether the milestone events are considered probable of achievement, and estimates are made of the amount of the milestone payments to include in the transaction price using the most likely amount method which is the single amount in a range of possible amounts. If it is probable that a significant revenue reversal will not occur, the estimated milestone payment amount is included in the transaction price. Each reporting period, the Company re-evaluates the probability of achievement of the milestone events and any related constraint, and if necessary, adjusts its estimate of the overall transaction price. Any such adjustments are recorded on a cumulative basis, which would affect collaboration revenues in the period of adjustment. Generally, revenue is recognized using an input-based measure of progress towards the satisfaction of the performance obligations which can be labor hours expended or time-based in proportion to the estimated total project effort or total projected time to complete. The measure of progress is evaluated each reporting period and, if necessary, adjustments are made to the measure of progress and the related revenue recognized. Certain performance obligations are associated with technical achievements that require customer acceptance. Revenue generated from the performance of services in accordance with these types of milestones is recognized upon confirmation from the customer that the milestone has been achieved. In these cases, amounts recognized are constrained to the amount of consideration received upon achievement of the milestone.

The Company generally invoices its collaboration partners on a monthly or quarterly basis, or upon the completion of the effort or achievement of a milestone, based on the terms of each agreement. Contract liabilities arise from amounts received in advance of performing the research and development activities and are recognized as revenue in future periods as the performance obligations are satisfied. Contract assets arise from services provided or completed performance obligations that are not yet billed to the customer.

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

Cost of Products Sold

Cost of products sold reflects the production costs of renewable products, and includes the cost of raw materials, in-house manufacturing labor and overhead, amounts paid to contract manufacturers, including amortization of tolling fees, and period costs including inventory write-downs resulting from applying lower of cost or net realizable value inventory adjustments. Cost of products sold also includes certain costs related to the scale-up of production. Shipping and handling costs charged to customers are recorded as revenues. Inbound shipping costs for raw materials are included in cost of products sold.

The Company recognizes deferred cost of products sold as an asset on the balance sheet when a cost is incurred in connection with a revenue performance obligation that will not be fulfilled until a future period. The Company also recorded a deferred cost of products sold asset for the fair value of amounts paid to DSM under a supply agreement for manufacturing capacity to produce its sweetener product at the Brotas facility in Brazil. The deferred cost of products sold asset is allocated to inventory and expensed to cost of products sold on a units of production basis over the five-year term of the supply agreement. On a quarterly basis, the Company evaluates its future production volumes for its sweetener product and adjusts the unit cost to be expensed over the remaining estimated production volume. The Company also periodically evaluates the asset for impairment indicators and recoverability based on changes in business strategy and product demand trends over the term of the supply agreement.

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

Stock-based Compensation

The Company accounts for stock-based employee compensation plans under the fair value recognition and measurement provisions of U.S. GAAP. Those provisions require all stock-based payments to employees, including grants of stock options and restricted stock units (RSUs), to be measured using the grant-date fair value of each award. The Company recognizes stock-based compensation expense net of expected forfeitures over each award's requisite service period, which is generally the vesting term. Expected forfeiture rates are estimated based on the Company's historical experience. Stock-based compensation plans are described more fully in Note 13, "Stock-based Compensation".

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

Foreign Currency Translation

The assets and liabilities of foreign subsidiaries, where the local currency is the functional currency, are translated from their respective functional currencies into U.S. dollars at the rates in effect at each balance sheet date, and revenue and expense amounts are translated at average rates during each period, with resulting foreign currency translation adjustments recorded in other comprehensive loss, net of tax, in the consolidated statements of stockholders’ equity (deficit). As of December 31, 2021 and 2020, cumulative translation adjustment, net of tax, was $52.8 million and $47.4 million, respectively.

Where the U.S. dollar is the functional currency, remeasurement adjustments are recorded in other income (expense), net in the accompanying consolidated statements of operations. For the year ended December 31, 2021, the Company recorded a $0.6 million gain resulting from foreign exchange transactions. For the years ended December 31, 2020 and 2019, the Company recorded losses of $0.7 million and $0.2 million, respectively, resulting from foreign exchange transactions.

Accounting Standards or Updates Recently Adopted

During the year ended December 31, 2021 the Company adopted the following Accounting Standards Updates (ASUs):

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

Accounting Standards or Updates Not Yet Adopted

Credit Losses. In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments. ASU 2016-13 requires entities to measure all expected credit losses for most financial assets held at the reporting date based on an expected loss model which includes historical experience, current conditions, and reasonable and supportable forecasts. Entities will now use forward-looking information to better form their credit loss estimates. ASU 2016-13 also requires enhanced disclosures to help financial statement users better understand significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an entity's portfolio. Because the Company met the SEC definition of a smaller reporting company when ASU 2016-13 was issued, this new accounting standard will be effective for the Company in the first quarter of 2023. The Company is currently evaluating the impact this standard will have on its consolidated financial statements and related disclosures.

Convertible Debt, and Derivatives and Hedging. In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, to improve financial reporting associated with accounting for convertible instruments and contracts in an entity’s own equity. ASU 2020-06 will be effective for the Company in the first quarter of 2022. Adoption of this standard will, in connection with the Convertible Senior Notes that the Company issued in November 2021 (see Note 4, "Debt"), decrease stockholders' equity by $368 million, increase debt by the same amount, and increase the January 1, 2022 opening balance of retained earnings by $6.3 million for debt discount accretion expense that was recorded prior to adoption.

Business Combinations: Accounting for Contract Assets and Contract Liabilities from Contracts with Customers
In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. This update requires that an acquirer recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606, Revenue from Contracts with Customers. This standard will be effective for the Company in the first quarter of 2023 and will be applied prospectively to business combinations occurring on or after the effective date of the standard. Early adoption is permitted, including adoption in an interim period. The Company is currently evaluating the guidance and the impact on its consolidated financial statements and related disclosures.

2. Balance Sheet Details

Allowance for Doubtful Accounts

Allowance for doubtful accounts activity and balances were as follows:

(In thousands)	Balance at Beginning of Year	Provisions	Write-offs, Net	Balance at End of Year
Allowance for doubtful accounts:
Year Ended December 31, 2021	$137	$808	$—	$945
Year Ended December 31, 2020	$45	$92	$—	$137
Year Ended December 31, 2019	$642	$110	$(707)	$45

Inventories

December 31, (In thousands)	2021	2020
Raw materials	$25,733	$11,800
Work in process	6,941	10,760
Finished goods	42,396	20,302
Total inventories	$75,070	$42,862

Deferred cost of products sold — related party

December 31, (In thousands)	2021	2020
Deferred cost of products sold - related party	$—	$9,801
Deferred cost of products sold, noncurrent - related party	—	9,939
Total	$—	$19,740

Amounts reported as "Deferred cost of products sold - related party" are in connection with an agreement with Koninklijke DSM N.V. (DSM) under which DSM provided dedicated manufacturing capacity for sweetener production at DSM's Brotas, Brazil facility through December 2022. The deferred cost of products sold asset has been amortized to inventory and then expensed to cost of products sold on a units of production basis as the Company's sweetener product is sold over the five-year term of the supply agreement. During the years ended December 31, 2021, 2020 and 2019, the Company expensed $4.2 million, $2.3 million and $0.9 million, respectively, of the deferred cost of products sold asset. Inception-to-date amortization expense to cost of products sold through December 31, 2021 totaled $8.3 million. During the year ended December 31, 2021, the Company recorded a $12.2 million impairment charge to write down the remaining balance of Deferred cost of products sold - related party associated with the DSM agreement. Based on the construction progress and anticipated commissioning date of the new fermentation facility, the timing of forecasted demand for RebM, and management’s decision to switch production of RebM the new facility in the second half 2022, the Company concluded the deferred cost of products sold asset was not recoverable as of December 31, 2021. The impairment charge is included in the line captioned “Impairment” in the consolidated statements of operations.

Prepaid expenses and other current assets

December 31, (In thousands)	2021	2020
Prepayments, advances and deposits	$25,140	$6,637
Non-inventory production supplies	3,956	3,989
Recoverable taxes from Brazilian government entities	1,188	1,063
Other	3,229	1,414
Total prepaid expenses and other current assets	$33,513	$13,103

Property, plant and equipment, net

December 31, (In thousands)	2021	2020
Machinery and equipment	$51,855	$50,415
Leasehold improvements	45,780	45,197
Computers and software	9,174	6,741
Furniture and office equipment, vehicles and land	3,688	3,507
Construction in progress	48,032	7,250
Total property, plant and equipment, gross	158,529	113,110
Less: accumulated depreciation and amortization	(85,694)	(80,235)
Total property, plant and equipment, net	$72,835	$32,875

During the years ended December 31, 2021, 2020 and 2019, depreciation and amortization expense, which includes amortization of financing lease assets, was as follows:

Years Ended December 31, (In thousands)	2021	2020	2019
Depreciation and amortization	$8,745	$8,508	$5,358

Losses on disposal of property, plant and equipment were $0, $0.1 million and $0.9 million for the years ended December 31, 2021, 2020 and 2019, respectively. Such losses or gains were included in the lines captioned "Research and development expense" and "Sales, general and administrative expense" in the consolidated statements of operations.

Goodwill

The changes in the carrying amount of goodwill were as follows:

Year ended December 31, (In thousands)	2021	2020
Beginning balance	$—	$—
Acquisitions	133,025	—
Effect of currency translation adjustment	(1,766)	—
Ending balance	$131,259	$—

Additions to goodwill during the year ended December 31, 2021 were related to acquisitions completed during the year. See Note 12, "Acquisitions".

Intangible Assets

During the year ended December 31, 2021, the Company recorded $40.2 million of intangible assets which related to trademarks and trade names, customer relationships, developed technology and patents as a result of the acquisitions completed during the year. See Note 12, "Acquisitions".

The following table summarizes the components of intangible assets (in thousands, except estimated useful life):

		December 31, 2021			December 31, 2020
	Estimated Useful Life (in Years)	Gross Amount	Accumulated Amortization	Net	Gross Amount	Accumulated Amortization	Net
Trademarks and trade names	10	$11,484	$496	$10,988	$—	$—	$—
Customer relationships	5 - 16	8,197	267	7,930	—	—	—
Developed technology	12	19,962	200	19,762	—	—	—
Patents	17	600	15	585	—	—	—
		$40,243	$978	$39,265	$—	$—	$—

Amortization expense for intangible assets was approximately $1.0 million and $0 for the years ended December 31, 2021 and 2020 and is included in general and administrative expenses.

Total future amortization estimated as of December 31, 2021 is as follows (in thousands):

2022	$2,291
2023	3,559
2024	4,602
2025	4,804
2026	4,670
Thereafter	19,339
Total future amortization	$39,265

Leases

Operating Leases

The Company had $32.4 million and $10.1 million of right-of-use assets as of December 31, 2021 and 2020, respectively. Operating lease liabilities were $27.5 million and $15.0 million as of December 31, 2021 and 2020, respectively. For the years ended December 31, 2021, 2020 and 2019, the Company recorded $8.1 million, $7.7 million and $12.6 million, respectively of expense in connection with operating leases, of which $1.1 million, $1.2 million, and $7.0 million, respectively, were recorded to cost of products sold.

In October 2021, the Company entered into a 10-year manufacturing partnership agreement with Renfield Manufacturing, LLC (the “Renfield Manufacturing Agreement “) to provide manufacturing services and third-party logistics (“3PL”) processes, including inventory management, warehousing, and fulfillment for certain of the Company’s consumer product lines. Under the agreement, the Company will pay Renfield a series of fixed payments totaling $37.4 million over the 10-year period and variable payments for products manufactured and/or fulfilled by Renfield on a cost plus a markup basis. The Company also provided a $0.5 million letter of credit and guarantee to the lessor of the Renfield manufacturing facility, which extends through August 2032. If Renfield fails to perform under the facility lease, the Company can terminate the manufacturing agreement. The Company evaluated the key terms and provisions of the Renfield Manufacturing Agreement and concluded the fixed payments represented an embedded operating lease under ASC 842. As a result, the Company recorded a $20.1 million right of use asset that will be expensed to cost of goods sold over the 10-year manufacturing agreement, and a corresponding $12.0 million lease liability which represents the present value of the fixed payments made or to be made under the Renfield Manufacturing agreement.

Information related to the Company's right-of-use assets and related lease liabilities were as follows:

	2021	2020
Cash paid for amounts included in the measurements of operating lease liabilities	$7,791	$7,717
Right-of-use assets obtained in exchange for new operating lease obligations	$17,184	$—
Weighted-average remaining lease term in years	7.7	2.5
Weighted-average discount rate	19.3%	18.0%

Financing Leases

The Company has entered into financing leases primarily for laboratory and computer equipment. Assets purchased under financing leases are included in "Right-of-use assets under financing leases, net" on the consolidated balance sheets. For financing leases, the associated assets are depreciated or amortized over the shorter of the relevant useful life of each asset or the lease term. Accumulated amortization of assets under financing leases totaled $6.8 million and $4.6 million as of December 31, 2021 and 2020, respectively.

Maturities of Financing and Operating Leases

Maturities of lease liabilities as of December 31, 2021 were as follows:

Years Ending December 31, (In thousands)	Financing Leases	Operating Leases	Total Lease Obligations
2022	$150	$12,309	$12,459
2023	21	7,641	7,662
2024	21	4,287	4,308
2025	21	4,181	4,202
2026	17	4,191	4,208
Thereafter	—	20,020	20,020
Total future minimum payments	230	52,629	52,859
Less: amount representing interest	(29)	(25,111)	(25,140)
Present value of minimum lease payments	201	27,518	27,719
Less: current portion	(140)	(7,689)	(7,829)
Long-term portion	$61	$19,829	$19,890

Other assets

December 31, (In thousands)	2021	2020
Equity-method investments in affiliates	$9,443	$2,380
Deposits	129	128
Other	994	1,196
Total other assets	$10,566	$3,704

In December 2021, the Company entered into two joint venture agreements with ImmunityBio and Minerva, which initially increased the Equity method investment in affiliates by $14.0 million. See Note 7, “Consolidated Variable-interest Entities and Unconsolidated Investments”.

Accrued and other current liabilities

December 31, (In thousands)	2021	2020
Beauty Labs deferred consideration payable(1)	$30,000	$—
Accrued interest	9,572	9,327
Payroll and related expenses	9,151	8,230
Liability in connection with acquisition of equity-method investment	8,735	—
Asset retirement obligation(2)	3,336	3,041
Professional services	2,447	994
Contract termination fees	1,345	5,344
License fee payable	1,050	—
Tax-related liabilities	988	656
Ginkgo partnership payments obligation	—	878
Other	4,833	2,237
Total accrued and other current liabilities	$71,457	$30,707
______________
(1)    The Beauty Labs deferred consideration will be settled with Amyris common stock in February 2022. See Note 12, "Acquisitions", for additional information.
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

Other noncurrent liabilities

December 31, (In thousands)	2021	2020
Liability for unrecognized tax benefit	$4,296	$7,496
Contract liabilities, net of current portion	111	111
Ginkgo partnership payments, net of current portion	—	7,277
Liability in connection with acquisition of equity-method investment	—	6,771
Other	103	1,099
Total other noncurrent liabilities	$4,510	$22,754

In November 2021, the Company paid $10.6 million to settle the remaining Ginkgo Partnership payments and recorded a $1.7 million loss upon extinguishment of debt related to the unaccreted imputed interest discount.

3. Fair Value Measurement

Liabilities Measured and Recorded at Fair Value on a Recurring Basis

As of December 31, 2021 and 2020, the Company’s financial liabilities measured and recorded at fair value on a recurring basis were classified within the fair value hierarchy as follows:

December 31, (In thousands)	2021				2020
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Liabilities
Foris Convertible Note (LSA Amendment)	$—	$—	$107,427	$107,427	$—	$—	$123,164	$123,164
Senior Convertible Notes	—	—	—	—	—	—	53,387	53,387
Freestanding derivative instruments issued in connection with debt and equity instruments	—	—	7,062	7,062	—	—	8,451	8,451
Embedded derivatives bifurcated from debt instruments	—	—	—	—	—	—	247	247
Total liabilities measured and recorded at fair value	$—	$—	$114,489	$114,489	$—	$—	$185,249	$185,249

The Company did not hold any financial assets to be measured and recorded at fair value on a recurring basis as of December 31, 2021 and 2020. Also, there were no transfers between the levels during 2021 or 2020.

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

Changes in the fair value of debt instruments that are accounted for at fair value are presented as gains or losses in the consolidated statements of operations in the line captioned "Gain (loss) from change in fair value of debt".

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

At December 31, 2021, the contractual outstanding principal of the Foris Convertible Note was $50.0 million and fair value was $107.4 million. The Company measured the fair value of the Foris Convertible Note using a binomial lattice model (which is discussed in further detail below) using the following inputs: (i) $5.41 stock price, (ii) 14% secured discount yield, (iii) 0.19% risk free interest rate (iv) 45% equity volatility and (v) 5% probability of change in control. The Company assumed that if a change of control event were to occur, it would occur at the end of the calendar year. For the years ended December 31, 2021 and 2020, the Company recorded a gain of $15.7 million and a loss of $51.1 million, respectively, related to change in fair value of the Foris Convertible Note.

Fair Value of Debt — Senior Convertible Notes

During 2021, the Company repaid the Senior Convertible Notes in full through a combination of cash payments and conversion into common stock. For historical information about the Senior Convertible Notes, see the Company's Annual Report on Form 10-K for the Year Ended December 31, 2020, Part II, Item 8, Note 4, "Debt".

For the years ended December 31, 2021, 2020 and 2019, the Company recorded a $54.4 million loss, a $38.7 million loss and a $3.8 million gain from change in fair value of debt in connection with fair value remeasurement of the Senior Convertible Notes, as follows:

In thousands
Fair value at November 14, 2019	$54,425
Less: gain from change in fair value	(3,801)
Equals: fair value at December 31, 2019	50,624
Less: principal repaid in cash	(17,950)
Less: principal converted into common stock	(18,030)
Add: loss from change in fair value	38,743
Fair value at December 31, 2020	53,387
Add: loss from change in fair value	54,386
Less: principal converted into common stock	(30,020)
Less: fair value adjustment extinguished upon conversion of debt principal	(77,753)
Fair value at December 31, 2021	$—

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

Derivative Liabilities Recognized in Connection with the Issuance of Debt and Equity Instruments

The following table provides a reconciliation of the beginning and ending balances for the Company's derivative liabilities recognized in connection with the issuance of debt instruments, either freestanding or embedded, measured at fair value using significant unobservable inputs (Level 3):

(In thousands)	Derivative Liability
Balance at December 31, 2020	$8,698
Change in fair value of derivative instruments	(1,452)
Derecognition on settlement or extinguishment	(184)
Balance at December 31, 2021	$7,062

Freestanding Derivative Instruments

During 2020, the Company entered into forbearance agreements with certain affiliates of the Schottenfeld Group LLC (Schottenfeld) related to certain defaults under the Schottenfeld Notes. In connection with entering into the forbearance agreements, the Company committed to issuing new warrants (the New Warrants) to the Lenders under certain contingent events for 1.9 million shares of common stock at a $2.87 purchase price and a two-year term. The contingent obligation to issue the New Warrants did not meet the derivative scope exception or equity classification criteria and was accounted for as a derivative liability. At December 31, 2021, the fair value of the contingently issuable New Warrants derivative liability was $7.1 million, and for the year ended December 31, 2021, the Company recorded a $1.4 million gain on change in fair value of derivative instruments in connection with the New Warrants.

Bifurcated Embedded Features in Debt Instruments

During 2019, the Company issued four debt instruments with embedded mandatory redemption features which were bifurcated from the debt host instruments and recorded at fair value as a derivative liability and debt discount. In 2020, the Company modified certain key terms in three of the four underlying debt instruments, resulting in a debt extinguishment of the three modified debt instruments and the recording of a new derivative liability at the modification date. During the year ended December 31, 2021, the four debt instruments were extinguished through payment in cash and conversion into common stock, which resulted in extinguishment of the derivative liability. For the year ended December 31, 2021, the Company recorded a $0.1 million gain on change in fair value derivative instruments and extinguished the remaining $0.2 million derivative liability when the associated debt instruments were extinguished.

Valuation Methodology and Approach to Measuring the Derivative Liabilities

The liabilities associated with the Company’s freestanding and embedded derivatives outstanding at December 31, 2021 and 2020 represent the fair value of freestanding equity instruments and mandatory redemption features embedded in certain debt instruments. See Note 4, "Debt", and Note 6, "Stockholders' Equity (Deficit)" for further information regarding these host instruments. There is no current observable market for these types of derivatives and, as such, the Company determined the fair value of the freestanding instrument or embedded derivatives using the Black-Scholes-Merton option pricing model, or a probability-weighted discounted cash flow analysis, measuring the fair value of the debt instrument both with and without the embedded feature, both of which are discussed in more detail below.

The Company uses the Black-Scholes-Merton option pricing model to determine the fair value of its liability classified warrants as of December 31, 2021 and 2020. Input assumptions for these freestanding instruments measured during the 12 months ended December 31, 2021 and 2020 were as follows:

Year ended December 31,	2021	2020
Fair value of common stock on valuation date	$5.41 – $19.10	$2.56 – $6.18
Exercise price of warrants	$2.87 – $2.87	$2.87 – $3.25
Expected volatility	107% – 114%	94% – 117%
Risk-free interest rate	0.16% – 0.73%	0.13% – 1.58%
Expected term in years	2.00 – 2.00	1.00 – 2.00
Dividend yield	0%	0%

The Company uses a probability weighted discounted cash flow model to measure the fair value of the mandatory redemption features embedded in the four debt instruments issued in ~~the second half of~~ 2019. The model is designed to measure and determine if the debt instruments would be called or held at each decision point. Within the model, the following assumption is made: the underlying debt instrument will be called early if the change in control redemption value is greater than the holding value. If the underlying debt instrument is called, the holder will maximize their value by finding the optimal decision between (i) redeeming at the redemption price and (ii) holding the instrument until maturity. Using this assumption, the Company valued the embedded derivatives on a "with-and-without method", where the fair value of each underlying debt instrument including the embedded derivative is defined as the "with", and the fair value of each underlying debt instrument excluding the embedded derivatives is defined as the "without". This method estimates the fair value of the embedded derivatives by comparing the fair value differential between the with and without mandatory redemption feature. The model incorporates the mandatory redemption price, time to maturity, risk-free interest rate, estimated credit spread and estimated probability of a change in control default event.

The market-based assumptions and estimates used in valuing the embedded derivative liabilities during the applicable year include values in the following ranges/amounts (note that there were no embedded derivative liabilities at December 31, 2021):

Year ended December 31,	2021	2020
Risk-free interest rate	None	0.1% - 1.6%
Risk-adjusted discount yield	None	18.0% - 27.0%
Stock price volatility	None	96%
Probability of change in control		5.0%
Stock price	None	$2.56 - $6.18
Credit spread	None	17.9% - 36.8%
Estimated conversion dates	None	2022 - 2023

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

Acquisition-related Contingent Consideration

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

The fair value of contingent consideration is classified as Level 3. The changes in fair value are as follows:

(In thousands)
Beginning balance January 1, 2021	$—
Costa Brazil	8,100
MG Empower	4,071
Olika	13,463
Beauty Labs	39,128
Change in fair value of contingent consideration	—
Ending balance December 31, 2021	$64,762

Any change in the fair value of the contingent consideration liability is recognized in general and administrative expense and reflects the changes in the business unit’s expected performance over the remaining earnout period and the Company’s estimate of the likelihood of achieving the applicable operational milestones (see Note 12, “Acquisitions”).

Assets and Liabilities Recorded at Carrying Value

The carrying amounts of certain financial instruments, such as cash equivalents, accounts receivable, prepaid expenses and other current assets, accounts payable and accrued liabilities, approximate fair value due to their relatively short maturities and low market interest rates, if applicable. Loans payable and credit facilities are recorded at carrying value, which is representative of fair value at the date of acquisition. The Company estimates the fair value of these instruments using observable market-based inputs (Level 2). The carrying amount of the Company's debt (the total amount presented on the balance sheet) at December 31, 2021 and at December 31, 2020, excluding the debt instruments recorded at fair value, was

$310.0 million and $86.5 million, respectively. The fair value of such debt at December 31, 2021 and at December 31, 2020 was $328.0 million and $83.3 million, respectively, and was determined by (i) discounting expected cash flows using current market discount rates estimated for certain of the debt instruments and (ii) using third-party fair value estimates for the remaining debt instruments.

4. Debt

	2021				2020
(In thousands)	Principal	Unaccreted Debt (Discount) Premium	Fair Value Adjustment	Net	Principal	Unaccreted Debt (Discount) Premium	Fair Value Adjustment	Net
Convertible notes payable
2026 convertible senior notes	$690,000	$(380,939)	$—	$309,061	$—	$—	$—	$—
Senior convertible notes	—	—	—	—	30,020	—	23,367	53,387
	690,000	(380,939)	—	309,061	30,020	—	23,367	53,387
Related party convertible notes payable
Foris convertible note	50,041	—	57,386	107,427	50,041	—	73,123	123,164

Loans payable and credit facilities
Schottenfeld notes	—	—	—	—	12,500	(240)	—	12,260
Ginkgo note	—	—	—	—	12,000	—	—	12,000
Nikko notes	—	—	—	—	2,802	(759)	—	2,043
Other loans payable	896	—	—	896	1,227	—	—	1,227
	896	—	—	896	28,529	(999)	—	27,530
Related party loans payable
DSM notes	—	—	—	—	33,000	(2,443)	—	30,557
Naxyris note	—	—	—	—	23,914	(493)	—	23,421
Foris $5M note	—	—	—	—	5,000	—	—	5,000
	—	—	—	—	61,914	(2,936)	—	58,978
Total debt	$740,937	$(380,939)	$57,386	417,384	$170,504	$(3,935)	$96,490	263,059
Less: current portion				(108,323)				(77,437)
Long-term debt, net of current portion				$309,061				$185,622

Future minimum payments under the debt agreements as of December 31, 2021 are as follows:

Years ending December 31 (In thousands)	Convertible Notes	Loans Payable and Credit Facilities	Related Party Convertible Notes	Total
2022	$10,321	$1,104	$59,578	$71,003
2023	10,350	—	—	10,350
2024	10,350	—	—	10,350
2025	10,350	—	—	10,350
2026	700,379	—	—	700,379
Thereafter	—	—	—	—
Total future minimum payments	741,750	1,104	59,578	802,432
Less: amount representing interest(1)	(51,750)	(208)	(9,537)	(61,495)
Less: future conversion of accrued interest to principal	—	—	—	—
Present value of minimum debt payments	690,000	896	50,041	740,937
Less: current portion of debt principal	—	(896)	(50,041)	(50,937)
Noncurrent portion of debt principal	$690,000	$—	$—	$690,000
______________
(1) Excluding debt discount of $380.9 million that will be accreted to interest expense over the term of the debt.

Debt Instruments Extinguished During the Year Ended December 31, 2021:

During the year ended December 31, 2021, the Company extinguished the following debt instruments and the Ginkgo partnership liability:

Debt Instrument	How Extinguished	Principal Extinguished	Gain (Loss) Upon Extinguishment
Convertible notes payable
Senior convertible notes	Conversion into common stock	$30,020	$2,619

Loans payable and credit facilities
Schottenfeld notes	Conversion into common stock	12,500	(28,885)
Ginkgo note	Paid in cash	12,000	(9)
Nikko notes	Paid in cash	2,803	(680)
Other loans payable	Paid in cash	262	—

Related party loans payable
DSM notes	Paid in cash	33,000	(2,110)
Naxyris note	Paid in cash	23,914	(1,715)
Foris $5M note	Paid in cash	5,000	(5)
Debt subtotal		119,499	(30,785)

Ginkgo partnership liability	Paid in cash	10,627	(1,679)
Grand total		$130,126	$(32,464)

2026 Convertible Senior Notes

On November 15, 2021, the Company issued $690 million principal of convertible senior notes (2026 Convertible Senior Notes) under an indenture agreement (the “Indenture”), between the Company and U.S. Bank National Association. The 2026 Convertible Senior Notes are senior, unsecured obligations of the Company. The notes bear interest at a rate of 1.50% per year, payable in cash semiannually in arrears on November 15 and May 15 of each year, beginning on May 15, 2022. The notes mature on November 15, 2026 unless earlier repurchased, redeemed or converted in accordance with their terms prior to such date. The Indenture includes customary terms and covenants including certain events of default after which the notes may be due and payable immediately. The Company may not redeem the notes prior to November 20, 2024; however, on or after November 20, 2024, the Company may redeem for cash all or part of the notes, at its option, if certain conditions are met.

The notes are convertible into cash, shares of common stock, or a combination thereof, at the Company’s election, at an initial conversion rate of 93.0579 shares of common stock per $1,000 principal amount of the notes, which is equivalent to an initial conversion price of approximately $10.75 per share of common stock, with a maximum conversion rate of 125.6281. The initial conversion rate and maximum conversion rate are subject to adjustment in accordance with the Indenture. Such conversion are subject to the satisfaction of certain conditions set forth below.

Holders of the notes who convert their notes in connection with a make-whole fundamental change (as defined in the Indenture) or in connection with any optional redemption are, under certain circumstances, entitled to an increase in the conversion rate. Additionally, in the event of a fundamental change (as defined in the Indenture), holders of the notes may require the Company to repurchase all or a portion of their notes at a price equal to 100% of the principal amount of notes, plus accrued and unpaid interest.

Holders of the notes may convert all or a portion of their notes at their option prior to June 15, 2026, in multiples of $1,000 principal amount, only under the following circumstances:

•during any calendar quarter commencing after the calendar quarter ending on December 31, 2021 (and only during such calendar quarter), if the last reported sale price of common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price of the notes on each applicable trading day;

•during the five business day period after any five consecutive trading day period in which the trading price per $1,000 principal amount of the notes for each day of that five day consecutive trading day period was less than 98% of the product of the last reported sale price of common stock and the conversion rate of the notes on such trading day;

•if the Company calls any or all of the notes for redemption, at any time prior to the close of business on the scheduled trading day immediately preceding the redemption date, but only with respect to notes called (or deemed called, pursuant to the Indenture) for redemption; or

•upon the occurrence of specified corporate events.

On or after June 15, 2026, a holder of the notes may convert all or any portion of its notes at any time prior to the second scheduled trading day immediately preceding the maturity date regardless of the foregoing conditions.

Net proceeds from the offering of the notes were $670.5 million after deducting the initial purchasers’ discount and estimated offering expenses payable by the Company. The Company used approximately (i) $81.1 million of the net proceeds to pay the cost of a call option for the Company’s common stock described in Note 6, "Stockholders' Equity (Deficit)", and (ii) $64.6 million of the net proceeds to repay certain of its existing senior debt instruments, including principal and accrued interest. The Company intends to use the remaining net proceeds for general corporate purposes, which may include, among other things, repaying indebtedness and expanding its current business through acquisitions of, or investments in, other businesses, products or technologies.

To account for the 2026 Convertible Senior Notes, the Company separated the 2026 Convertible Senior Notes into liability and equity components. The issuance-date fair value of the liability component was measured as the discounted present value of principal and interest payments, using the Company's current estimated borrowing interest rate for unsecured non-convertible debt. The fair value of the equity component, which represents the conversion option, was measured by deducting the fair value of the liability component from the $690 million gross proceeds. The difference between the gross proceeds and the fair value of the conversion option was recorded as a debt discount, which is accreted to interest expense using the effective interest method over the term of the notes.

Since the 2026 Convertible Senior Notes were not convertible as of December 31, 2021, the net carrying amount of the 2026 Convertible Senior Notes was classified as a long-term liability and the equity component was included in additional paid-in capital in the consolidated balance sheet as of December 31, 2021.

The following table sets forth the components of the 2026 Convertible Senior Notes as of December 31, 2021:

(in thousands)
Liability component:
Principal	$690,000
Less: value of cash conversion feature, net of accretion	(361,981)
Less: debt issuance costs, net of accretion	(18,958)
Net carrying amount	$309,061

Equity component recorded at issuance:
Value of cash conversion feature	$367,974

The following table sets forth interest expense recognized related to the 2026 Convertible Senior Notes for the year ended December 31, 2021:

(in thousands)
Accretion of debt discount	$6,306
Interest expense accrued	1,293
Total interest expense recognized	$7,599

Effective interest rate of the liability component	16.6%

Senior Convertible Notes

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

Amendment to Senior Convertible Notes

On May 1, 2020, the Company and the holders of the Senior Convertible Notes entered into separate amendments to the New Notes (Note Amendment), pursuant to which the Company and the Holders agreed: (i) that interest payments would be due quarterly (as opposed to monthly), starting on August 1, 2020; (ii) to reduce the conversion price of the New Notes from $5.00 to $3.50; (iii) to reduce the redemption price with respect to optional redemptions by the Company prior to October 1, 2020 to 100%, prior to December 31, 2020 to 105% and to 110% thereafter (as opposed to 115%), of the amount being redeemed; and (iv) that an aggregate of 2,836,364 shares of Common Stock held by the Holders would not be considered as Pre-Delivery Shares (issued in connection with the November 15, 2019 Senior Convertible Notes Due 2022 and as defined in the New Notes), and that an aggregate of 1,363,636 Pre-Delivery Shares held by certain Holders would be promptly returned to the Company.

Further, in connection with the Note Amendment, the Company and the Holders entered into certain warrant amendment agreements pursuant to which (i) the exercise price of the warrants issued on January 14, 2020 in connection with the Exchange of the Senior Convertible Notes was reduced to $2.87 per share, from $3.25, with respect to an aggregate of 2,000,000 warrant shares; (ii) the exercise price of a warrant to purchase 960,225 shares of the Company’s Common Stock issued to one of the Holders on May 10, 2019 was reduced to $2.87 per share, from $5.02, and the exercise term of such warrant was extended to January 31, 2022, from May 10, 2021; and (iii) the exercise term of a right to purchase 431,378 shares of the Company’s Common Stock issued to one of the Holders on January 31, 2020 was extended to January 31, 2022, from January 31, 2021. See Note 6, “Stockholders’ Equity (Deficit)” for more information regarding the accounting treatment of these warrant modifications.

The Company elected to account for the amended Senior Convertible Notes at fair value, as of the amendment date. Management believes that the fair value option better reflects the underlying economics of the Senior Convertible Notes, which contain multiple embedded derivatives. Under the fair value election, changes in fair value will be reported in the consolidated statements of operations as "Gain (loss) from change in fair value of debt" in each reporting period subsequent to the issuance of the Senior Convertible Notes. For the year ended December 31, 2020, the Company recorded a loss of $38.7 million, which is shown as Fair Value Adjustment in the table at the beginning of this Note 4. See Note 3, "Fair Value Measurement" for information about the assumptions that the Company used to measure the fair value of the Senior Convertible Notes.

On February 4, 2021, the Company received a notice of conversion from HT Investments MA, LLC (HT) with respect to $20.0 million of its outstanding Senior Convertible Notes, pursuant to which the Company was required to issue 5.7 million shares of common stock per the conversion price stated in the agreement and cancelled the outstanding Note. Also, under the terms of the Senior Convertible Note, HT was required to return 2.6 million shares of common stock outstanding under the Pre-Delivery Shares provision once the Company had fully repaid the principal balance. HT fulfilled its obligation to return these shares in accordance with the contractual requirement, and as a result the Company net settled the $20 million principal conversion by issuing 3.1 million of incremental shares to HT. Upon conversion of the HT Senior Convertible Note, the Company recorded a $1.7 million gain upon extinguishment of debt related to accrued interest that was no longer due upon conversion.

On May 18 and May 26, 2021, the Company received notices of conversion from Blackwell Partners LLS - Series B (Blackwell) and Silverback Opportunistic Credit Master Fund Limited (Silverback) with respect to $10.0 million of their outstanding Senior Convertible Notes, pursuant to which the Company was required to issue 2.9 million shares of common stock per the conversion price stated in the agreement and cancelled the outstanding Notes. Upon conversion of the Blackwell and Silverback Senior Convertible Notes, the Company recorded a $0.9 million gain upon extinguishment of debt related to accrued interest that was no longer due upon conversion.

Foris Notes

Amendment No. 1 to Foris LSA (Foris Convertible Note) — Related Party

The Company has a convertible note payable to Foris Ventures, LLC (Foris) with a principal balance of $50.0 million at December 31, 2021. Foris is an entity affiliated with director John Doerr of Kleiner Perkins, a current stockholder, and an owner of greater than five percent of the Company’s outstanding common stock. On June 1, 2020, the Company and Foris entered into Amendment No. 1 to the Foris LSA (LSA Amendment), pursuant to which: (i) the interest rate applicable to the then outstanding secured indebtedness (Secured Indebtedness) was amended from and after June 1, 2020 to a per annum rate of interest equal to 6.00% (previously 12.5%), (ii) the Company shall not be required to make any interest payments outstanding as of May 31, 2020 or accruing thereafter prior to July 1, 2022 (previously due monthly), (iii) the quarterly principal amortization payments were eliminated and all outstanding principal under the LSA Amendment became due on July 1, 2022, and (iv) Foris shall have the option, in its sole discretion, to convert all or portion of the Secured Indebtedness, including accrued interest, into shares of common stock at a $3.00 conversion price (Conversion Option).

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

Foris $5 Million Note – Related Party

On April 29, 2020, the Company borrowed $5.0 million from Foris, an entity affiliated with director John Doerr and which beneficially owns greater than 5% of the Company’s outstanding common stock. The note is unsecured and accrues interest at 12% per annum. In November 2021, the Company repaid the note and associated accrued interest in full.

Naxyris LSA, as Amended – Related Party

On August 14, 2019, the Company, the Subsidiary Guarantors and Naxyris entered into a Loan and Security Agreement (the Naxyris Loan Agreement) to borrow $10.4 million and on October 28, 2019, amended and restated the Naxyris Loan Agreement (the A&R Naxyris LSA), pursuant to which the maximum loan commitment of Naxyris under the Naxyris Loan Agreement was increased by $10.4 million. On October 29, 2019, the Company borrowed an additional $10.4 million (the October 2019 Naxyris Loan) from Naxyris under the A&R Naxyris LSA, which is subject to the terms and provisions of the A&R Naxyris LSA, including the lien on substantially all of the assets of the Company and the Subsidiary Guarantors. Also, under the terms of A&R Naxyris LSA, the Company owes a 5% end of term fee on the October 2019 Naxyris Loan amount and a $2.0 million term loan fee, both of which are due at July 1, 2022 maturity or upon full repayment of the amounts borrowed under the A&R Naxyris LSA. After giving effect to the October 2019 Naxyris Loan amount, there is $24.4 million aggregate principal amount of loans outstanding under the A&R Naxyris LSA.

In November 2021, the Company repaid the August 2019 and October 2019 Naxyris Loans in full and recognized a $1.7 million loss upon extinguishment of debt, primarily comprised of a prepayment penalty.

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

In March 2021, the Company entered into amendments (the March 2021 Amendments) to the $25 million Note and the $8 million Note (discussed below) that provided for (i) the prepayment of the $8 million Note, (ii) a $15 million partial prepayment of the $25 million Note and (iii) extension of the maturity date from December 31, 2021 to April 15, 2022 for the remaining $10 million principal balance under the $25 million Note, in exchange for a $2.5 million prepayment fee The Company repaid $23 million on March 31, 2021 to extinguish the $8 million Note and to partially repay the $25 million Note. The Company evaluated the March 2021 Amendments, and concluded the before and after cash flows resulting from the amendments were not significantly different and accounted for the amendments to the Notes as a debt modification. Consequently, the $2.5 million Prepayment Fee was recorded as an incremental debt discount to the remaining $10 million principal balance under the $25 million Note.

In November 2021, the Company repaid the remaining $10 million principal balance under the $25 million Note and recognized a $2.0 million loss upon extinguishment of debt, primarily comprised of unacccreted debt discount.

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

In March 2021, the Company repaid the DSM $8 million note, as described above in "DSM $25 Million Note".

Schottenfeld Notes

The Company, Schottenfeld Group LLC (Schottenfeld) and certain of its affiliates (collectively, the Lenders) are parties (i) to certain Credit Agreements, each dated September 10, 2019 (collectively, the September Credit Agreements) and (ii) to a Credit and Security Agreement, dated November 14, 2019 (the CSA, and collectively with the September Credit Agreements, the Credit Agreements), pursuant to which the Company issued to the Lenders certain notes (the September Notes and the November Notes, respectively, and collectively, the Schottenfeld Notes) and warrants (the September Warrants and the November Warrants, respectively, and collectively, the Schottenfeld Warrants) to purchase shares (the Warrant Shares) of the Company’s common stock. See Note 6, “Stockholders’ Equity (Deficit)” for further information. Indebtedness under the

September Notes totaled $12.5 million, accrued interest at 12% per annum and matures on January 1, 2023. Indebtedness under the November Notes totaled $7.9 million, accrued interest at 12% per annum and originally matured on January 15, 2020. On June 5, 2020, the Company repaid the past due November 2019 Notes totaling $7.9 million. In connection with the delayed payment of the November Notes, the Company entered into a forbearance agreement with the Lenders (Forbearance Agreement). Under the Forbearance Agreement, the Company agreed, among other things, to (i) issue new warrants upon the occurrence of certain contingent events and (ii) amend the Schottenfeld Warrants to (A) reduce the exercise price of each Schottenfeld Warrant to $2.87 per share, and (B) with respect to the November Warrants, extend the deadline to register the Warrant Shares for resale by the Holders.

On March 1, 2021, the Company entered into an exchange and settlement agreement (Exchange Agreement) with Schottenfeld and certain other holders of the Schottenfeld Notes. Pursuant to the terms of the Exchange Agreement, the Company paid all accrued and unpaid interest on the $12.5 million principal balance outstanding under the Schottenfeld Notes, and issued 4.1 million net shares of common stock in a cashless exchange and cancellation of all amounts due and outstanding under the Notes and related loan documents and all warrants held by each of the holders of Schottenfeld Notes.

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

In November 2017, the Company issued an unsecured promissory note in the principal amount of $12.0 million to Ginkgo (the November 2017 Ginkgo Note) in connection with the termination of the 2016 Ginkgo Collaboration Agreement and the execution of the new Ginkgo Partnership Agreement. The November 2017 Ginkgo Note, as amended, accrued interest at 12.0% per annum (originally 10.5% prior to amendment), payable monthly, and had a maturity date of October 19, 2022. The Company recorded the $7.0 million present value of the November 2017 Ginkgo Note as a note payable liability, and the remaining $5.0 million was recorded as a debt discount which is being accreted to interest expense over the loan term using the effective interest method.

On August 10, 2020, the Company and Ginkgo entered into a Second Amendment to Promissory Note and Partnership Agreement (Second Amendment) to, among other things, (i) with respect to the Promissory Note, amend the interest payment frequency from monthly to quarterly beginning September 30, 2020 and reduce the interest rate from 12% to 9% beginning January 1, 2021, conditioned to the timely payment of interest on September 30, 2020 and December 31, 2020; and (ii) with respect to the Partnership Agreement, reduce the partnership payments frequency from monthly to quarterly, in an aggregate amount of $2.1 million, and to defer an aggregate of $9.8 million in partnership payments to the end of the agreement in October 2022 (the End of Term Payment).

In November 2021, the Company repaid in full both the $12.0 million Ginkgo Promissory Note and the $10.6 million of remaining Ginkgo Partnership payments. Extinguishment of the Ginkgo Partnership liability resulted in a $1.7 million loss upon extinguishment of debt, primarily comprised of a unaccreted imputed interest.

Nikko Notes

Nikko Facility Note

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

In July 2021, the Company repaid the remaining $2.5 million principal due under the Nikko Facility Note. At the repayment date, there was $0.7 million of unaccreted debt discount on the note, which resulted in a $0.7 million loss on extinguishment of debt for the year ended December 31, 2021.

Aprinnova JV CapEx Note

On February 1, 2019, the Aprinnova JV and Nikko agreed to fund Nikko’s $0.2 million share of the joint venture’s 2018 capital expenditures through an unsecured seven-year promissory note (the Nikko CapEx Note). The 2018 CapEx note (i) requires quarterly principal payments of $7,200 beginning April 1, 2019, (ii) accrues 5% simple interest per annum, and (iii) matures on January 1, 2026. In November 2021, the Company repaid the Nikko Capex Note in full.

Letters of Credit

In October and December 2021, the Company entered into letter of credit agreements totaling $3.4 million under which it provided letters of credit to landlords as security deposits under commercial leases for offices in London, England and New York City and a third party warehouse facility in Reno, Nevada. The letters of credit are cash collateralized by certificates of deposit. At December 31, 2021, the Company had $3.7 million of restricted cash, noncurrent in connection with these arrangements.

In June 2012, the Company entered into a letter of credit agreement for $1.0 million under which it provided a letter of credit to the landlord for its headquarters in Emeryville, California in order to cover the security deposit on the lease. This letter of credit is cash collateralized by a certificate of deposit. At December 31, 2021 and 2020, the Company had $1.0 million of restricted cash, noncurrent in connection with this arrangement.

5. Mezzanine Equity

Gates Foundation

Mezzanine equity at December 31, 2021 and 2020 is comprised of proceeds from common shares sold on May 10, 2016 to the Bill & Melinda Gates Foundation (the Gates Foundation). On April 8, 2016, the Company entered into a Securities Purchase Agreement (SPA) with the Gates Foundation, pursuant to which the Company agreed to sell and issue 292,398 shares of its common stock to the Gates Foundation in a private placement at a purchase price per share of $17.10, the average of the daily closing price per share of the Company’s common stock on the Nasdaq Stock Market for the twenty consecutive trading days ending on April 7, 2016, for aggregate proceeds to the Company of approximately $5.0 million (the Gates Foundation Investment). The SPA includes customary representations, warranties and covenants of the parties.

In connection with the entry into the SPA, on April 8, 2016, the Company and the Gates Foundation entered into a Charitable Purposes Letter Agreement, pursuant to which the Company agreed to expend an aggregate amount not less than the amount of the Gates Foundation Investment to develop a yeast strain that produces artemisinic acid and/or amorphadiene at a low cost and to supply such artemisinic acid and amorphadiene to companies qualified to convert artemisinic acid and amorphadiene to artemisinin for inclusion in artemisinin combination therapies used to treat malaria commencing in 2017. The Company is nearing completion of the project. However, if the Company fails to complete the project as set forth above or defaults under certain other commitments in the Charitable Purposes Letter Agreement, the Gates Foundation will have the right to request that the Company redeem, or facilitate the purchase by a third party of, the Gates Foundation Investment shares then held by the Gates Foundation at a price per share equal to the greater of (i) the closing price of the Company’s common stock on the trading day prior to the redemption or purchase, as applicable, or (ii) an amount equal to $17.10 plus a compounded annual return of 10%. Consequently, the Company has reflected the $5.0 million proceeds from the original SPA in Mezzanine Equity until the project is completed and the contingent repurchase obligation is resolved. As of December 31, 2021, the Company's remaining research and development expenditure obligation under this arrangement was $0.2 million.

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

The redemption price of this common-share noncontrolling interest is considered to be at fair value on the redemption date. Ingredion’s noncontrolling interest is not currently redeemable and the Company concluded a contingent redemption event is not probable to occur. The primary redemption contingency relates to a decrease in Ingredion’s ownership percentage below 8.4%, which is not likely to occur given that capital transactions require the unanimous consent of each member. Consequently, the noncontrolling interest will not be subsequently remeasured to its redemption amount until such contingent event and the related redemption are probable to occur; however, the Company will continue to reflect the attribution of any losses and distribution of dividends to the noncontrolling interest each quarter in accordance with ASC 810-10. See Note 7. The Company recorded the $28.5 million noncontrolling interest in RealSweet as Mezzanine equity - contingently redeemable noncontrolling interest, which represents the value of Ingredion’s 31% ownership interest in the net assets of the RealSweet subsidiary and recorded a $14.5 million decrease to additional paid in capital for the difference between the fair value of the consideration received and Ingredion's ownership interest claims against the net assets of the RealSweet subsidiary. Under the terms of the MIPA, Amyris, Inc. is funding the cash construction costs of the project, which are currently estimated to be $115 million. As of December 31, 2021, the Company has funded $52.8 million towards the project and has $38.4 million of contractual purchase commitments for construction related costs.

6. Stockholders’ Equity (Deficit)

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

Increase in Authorized Common Stock

On May 28, 2021, through a proxy vote at the Company’s Annual Stockholder meeting, the Company’s stockholders approved an increase in the Company’s authorized common stock shares from 350 million to 450 million.

Shares Issuable under Convertible Notes

In connection with various debt transactions (see Note 4, "Debt"), the Company issued certain convertible notes that are convertible into shares of common stock as follows as of December 31, 2021, at the election of each debtholder:

	When Convertible	Number of Shares Instrument Is Convertible into as of December 31, 2021
2026 convertible senior notes	At any time from January 1, 2022 until November 15, 2026	86,683,389
Foris convertible note	At any time until July 1, 2022	16,680,334
		103,363,723

Call Option Related to 2026 Convertible Senior Notes

The Company entered into a capped call option transaction (the 2026 Call Option), using $81.1 million of the 2026 Convertible Senior Note proceeds to reacquire shares of its common stock upon conversion of the 2026 Convertible Senior Notes. The 2026 Call Option covers a portion of shares of common stock initially underlying the Notes up to a maximum of 20.9 million shares, subject to customary adjustments. The capped call option effectively increases the conversion price of the 2026 Convertible Senior Notes from $10.75 to $15.92, subject to certain adjustments under the terms of the 2026 Call Option, which represents a premium of 100% over the last reported sale price of the Company’s common stock of $7.96 per share on November 9, 2021. The purpose of the capped call transaction is to reduce potential economic dilution to the Company’s common stockholders upon any conversion of the 2026 Convertible Senior Notes and/or offset any cash payments the Company is required to make in excess of the principal amount of the 2026 Convertible Senior Notes, as the case may be, up to the 20.9 million share cap.

The 2026 Call Option will expire upon maturity of the 2026 Convertible Senior Notes and is only exercisable upon conversion of 2026 Convertible Senior Notes. The 2026 Call Option is a separate transaction and not part of the terms of the 2026 Convertible Senior Notes. Holders of the 2026 Convertible Senior Notes will not have any rights with respect to the 2026 Call Option. The common shares to be received under the 2026 Call Option are currently excluded from the calculation of diluted earnings per share as they are anti-dilutive.

The 2026 Call Option was evaluated under ASC 815, Derivatives and Hedging and was determined to be a freestanding equity instrument that met the derivative scope exception (indexation and equity classification criteria necessary to be recorded within equity) to be excluded from the derivative accounting guidance. Since the 2026 Call Option meets the derivative scope exception in ASC 815, the transaction is recorded in stockholders’ equity and will not be remeasured each reporting period. The Company paid an aggregate cash amount of $81.1 million for the 2026 Call Option, which is recorded as a reduction to additional paid-in capital.

Warrants

The Company issues warrants in certain debt and equity transactions in order to facilitate raising equity capital or reduce borrowing costs. In connection with various debt and equity transactions (see Note 4, "Debt" and below), the Company has issued warrants exercisable for shares of common stock. The following table summarizes warrant activity for the year ended December 31, 2021:

Transaction	Year Issued	Expiration Date	Number Outstanding as of December 31, 2020	Additional Warrants Issued	Exercises	Expired	Weighted-average Exercise Price per Share of Warrants Exercised	Number Outstanding as of December 31, 2021	Exercise Price per Share as of December 31, 2021
High Trail / Silverback warrants	2020	July 10, 2022	3,000,000	—	(2,000,000)	—	$2.87	1,000,000	$3.25
2020 PIPE right shares	2020		3,484,321	—	(3,484,321)	—	$2.87	—	$—
January 2020 warrant exercise right shares	2020	January 31, 2022	4,939,159	—	(4,507,781)	—	$2.87	431,378	$2.87
April 2019 PIPE warrants	2019		3,371,989	—	(3,371,989)	—	$4.93	—	$—
September and November 2019 Investor Credit Agreement warrants	2019		5,183,551	—	(5,183,551)	—	$2.87	—	$—
Naxyris LSA warrants	2019		2,000,000	—	(2,000,000)	—	$2.87	—	$—
October 2019 Naxyris warrant	2019		2,000,000	—	(2,000,000)	—	$3.87	—	$—
May-June 2019 6% Note Exchange warrants	2019		2,181,818	—	(2,181,818)	—	$3.06	—	$—
May 2019 6.50% Note Exchange warrants	2019	January 31, 2022	960,225	—	—	—	nm	960,225	$2.87
July 2019 Wolverine warrant	2019		1,080,000	—	(1,080,000)	—	$2.87	—	$—
May 2017 cash warrants	2017	July 10, 2022	6,078,156	—	(4,585,504)	—	$2.87	1,492,652	$2.87
August 2017 cash warrants	2017		3,968,116	—	(3,968,116)	—	$2.87	—	$—
May 2017 dilution warrants	2017	July 10, 2022	3,085,893	—	(3,028,983)	—	$—	56,910	$—
August 2017 dilution warrants	2017		3,028,983	—	(3,028,983)	—	$—	—	$—
February 2016 related party private placement	2016		19,048	—	—	(19,048)	nm	—	$—
July 2015 related party debt exchange	2015	July 29, 2025	58,690	—	—	—	nm	58,690	$0.15
Other	2011		1,406	—	—	(1,406)	nm	—	$—
			44,441,355	—	(40,421,046)	(20,454)	$2.67	3,999,855
__________________
1 "nm" indicates not meaningful, as there were no exercises.

For information regarding warrants issued or exercised subsequent to December 31, 2021, see Note 16, “Subsequent Events”.

Warrant Exercises

During the year ended December 31, 2021, upon the cash and cashless exercises of warrants to issue 40,421,046 shares of common stock, the Company issued 36,702,612 shares of its common stock at a weighted-average exercise price of $2.67 per share, and received cash proceeds of $56.5 million related to these exercises.

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

Consolidated Variable-interest Entities

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

December 31, (In thousands)	2021	2020
Assets	$27,521	$24,114
Liabilities	$5,575	$1,490

The Aprinnova JV's assets and liabilities are primarily comprised of cash, accounts receivable, inventory, property, plant and equipment, and accounts payable, which are classified in the same categories in the Company's consolidated balance sheets.

The change in noncontrolling interest for the Aprinnova JV for the years ended December 31, 2021 and 2020 is as follows:

Year Ended December 31, (In thousands)	2021	2020
Balance at beginning of year	$5,319	$609
Income attributable to noncontrolling interest	5,649	4,710
Distribution to noncontrolling interest	(4,703)	—
Balance at end of year	$6,265	$5,319

RealSweet LLC

On June 1, 2021, the Company entered into a Membership Interest Purchase Agreement (MIPA) with Ingredion Corporation (Ingredion) to purchase 31% of the member units in RealSweet LLC (RealSweet), a 100% owned Amyris, Inc. subsidiary, which entity owns a new manufacturing facility under construction in Brazil. Total consideration was $28.5 million in the form of a $10 million cash payment, the exchange of a $4 million payable previously due to Ingredion and $14.5 million of manufacturing intellectual property rights. The terms of the MIPA provide both parties with put/call rights under certain circumstances, including the occurrence of either or both of the following: (i) a change in ownership of fifty percent (50%) or more of the voting shares of such Member; or (ii) a change in the right to appoint or remove a majority of the board of directors of such Member. The Company concluded this change in control provision was not solely within its control, and therefore Ingredion’s contingently redeemable noncontrolling interest should be reflected outside of permanent equity in accordance with SEC’s Accounting Series Release 268, Presentation in Financial Statements of Redeemable Preferred Stocks (ASR 268).

The Company recorded the $28.5 million noncontrolling interest in RealSweet as Mezzanine equity - contingently redeemable noncontrolling interest, which represents the value of Ingredion’s 31% ownership interest in the net assets of the RealSweet subsidiary and recorded a $14.5 million decrease to additional paid in capital for the difference between the fair value of the consideration received and Ingredion's ownership interest claims against the net assets of the RealSweet subsidiary. See Note 5, “Mezzanine Equity” for information on the presentation of this noncontrolling interest in the balance sheet and statement of stockholders’ equity net assets of the Company.

Under the terms of the MIPA, Amyris, Inc. is funding the construction costs of the project, which are currently estimated to be $115 million. As of December 31, 2021, the Company has funded $53 million towards the project and has $38 million of contractual purchase commitments for construction related costs.

The following presents the carrying amounts of the RealSweet JV’s assets and liabilities included in the accompanying consolidated balance sheets. Assets presented below are restricted for settlement of the RealSweet JV's obligations and all liabilities presented below can only be settled using the RealSweet JV resources.

December 31, (In thousands)	2021
Assets	$58,340
Liabilities	$8,411

The RealSweet JV's assets and liabilities are primarily comprised of cash, property, plant and equipment, and accounts payable, which are classified in the same categories in the Company's consolidated balance sheets.

The change in contingently redeemable noncontrolling interest for the RealSweet JV for the year ended December 31, 2021 is as follows:

Year Ended December 31, (In thousands)	2021
Balance at beginning of year	$—
Contribution by contingently redeemable noncontrolling interest	28,520
Balance at end of year	$28,520

Clean Beauty Collaborative, Inc.

In October 2020, the Company through its 100% owned subsidiary, Amyris Clean Beauty, Inc. entered into an agreement with Rosie Huntington-Whiteley, (RHW), model turned businesswoman and founder of beauty knowledge and commerce destination, RoseInc.com, for the commercialization of clean sustainable cosmetics under the Amyris umbrella using the creative design capabilities of RHW.

Clean Beauty Collaborative, Inc. (CBC) was formed as a Delaware Corporation. Amyris Clean Beauty, Inc. has the right to designate three Board of Directors and owns 60% of the issued and outstanding common shares and RHW has the right to designate two Board of Directors and owns 40% of the issued and outstanding common shares. The Company concluded the newly formed legal entity was a VIE due to insufficient equity at-risk and that the Company was the primary beneficiary through its controlling financial interest. Therefore, the Company consolidates the business activities of the new venture.

At the formation date, RHW assigned all rights and title to the Roseinc.com internet domain name and the Rose Inc. trademark to CBC; however, no financial assets were contributed by either party. Amyris Clean Beauty, Inc. committed to the initial funding and commercial launch of the new product line to the general public, which occurred in August 2021.

The following presents the carrying amounts of CBC assets and liabilities included in the accompanying consolidated balance sheets. Assets presented below are restricted for settlement of CBC obligations and all liabilities presented below can only be settled using the CBC resources.

December 31, (In thousands)	2021	2020
Assets	$10,817	$0
Liabilities	$5,132	$0

CBC assets and liabilities are primarily comprised of cash, accounts receivable, prepaid expenses, inventory and accounts payable, which are classified in the same categories in the Company's consolidated balance sheets.

The change in noncontrolling interest for CBC for the years ended December 31, 2021 and 2020 is as follows:

Year Ended December 31, (In thousands)	2021	2020
Balance at beginning of year	$(538)	$0
Loss attributable to noncontrolling interest	(6,463)	(538)
Balance at end of year	$(7,001)	$(538)

Equity-method Investments

Novvi LLC

Novvi LLC (Novvi) is a U.S.-based joint venture among the Company, American Refining Group, Inc., Chevron U.S.A. Inc. and H&R Group US, Inc. Novvi's purpose is to develop, produce and commercialize base oils, additives and lubricants derived from Biofene for use in the automotive, commercial and industrial lubricants markets.

As of December 31, 2021, each of the investors held equity ownership in Novvi as follows:

Amyris, Inc.	17.6%
American Refining Group, Inc.	6.8%
Chevron U.S.A., Inc.	64.3%
H&R Group US, Inc.	11.3%
100.0%

The Company accounts for its investment in Novvi under the equity method of accounting, having determined that (i) Novvi is a VIE, (ii) the Company is not Novvi's primary beneficiary, and (iii) the Company has the ability to exert significant influence over Novvi. Under the equity method, the Company's share of profits and losses and impairment charges on investments in affiliates are included in “Loss from investments in affiliates” in the consolidated statements of operations. In accordance with equity-method accounting, the Company records its share of Novvi's earnings or losses for each accounting period and adjusts the investment balance accordingly. However, the Company is not obligated to fund Novvi's potential future losses, so the Company will not record equity-method losses that would result in the investment in Novvi falling below zero. As of December 31, 2021 and 2020, the carrying amount of the Company's equity investment in Novvi was $2.7 million and $2.4 million, respectively.

AMF Low Carbon LLC

In December 2021, MF 92 Ventures LLC (Minerva), a Minerva Foods subsidiary, and Amyris entered into a Limited Liability Company Agreement governing the operation and management of AMF Low Carbon LLC (AMF Low Carbon), a Delaware limited liability company. The purpose of AMF Low Carbon is to create, develop, market and sell its products in the recombinant proteins segment, including individual animal proteins, vegetable proteins and other similar inputs and products. The products will be produced through a fermentation or brewing process of sugars derived from sugarcane plants. Concurrently, AMF Low Carbon and Amyris entered into an Intellectual Property License Agreement (License Agreement) and a Supply Agreement (Supply Agreement). The Company contributed a perpetual, exclusive, worldwide, royalty-free, non-sublicensable license to certain intellectual property to develop Heparin and products that extend the shelf life of beef in exchange for its 40% interest in AMF Low Carbon. Pursuant to the Supply Agreement, if and when product development is successful, Amyris will manufacture and sell the products to AMF Low Carbon in return for consideration on a cost-plus fixed margin basis. Minerva is obligated to fund $7.5 million in exchange for its 60% interest in AMF Low Carbon. AMF Low Carbon is managed by a Board of Directors consisting of five directors: two appointed by the Company and three appointed by Minerva.

The Company accounts for its investment in AMF Low Carbon under ASC 323, Equity Method and Joint Ventures using the equity method, having determined that (i) AMF Low Carbon is a VIE due to insufficient equity at risk, (ii) the Company is not the primary beneficiary of AMF Low Carbon due to lack of power to direct the activities that most significantly affect the AMF Low Carbon’s economic performance, and (iii) the Company has the ability to exert significant influence over AMF Low Carbon through its equity ownership.

The initial carrying value of the equity method investment in AMF Low Carbon is the $5.0 million fair value of the equity interest received in exchange for the License Agreement which is being accounted for as non-cash consideration under ASC 606, Revenue from Contracts with Customers. The contribution of the intellectual property license to AMF Low Carbon is an arm’s-length transaction within the scope of ASC 606 as the granting of the intellectual property license is an output of the Company’s ordinary revenue activities. See Note 10, “Revenue Recognition” for information regarding the revenue recognition analysis and conclusion of the license and supply agreements.

Under the equity method, the Company records its share of AMF Low Carbon's profits or losses for each accounting period in “Loss from investments in affiliates” in the consolidated statements of operations and adjusts the investments in affiliates balance accordingly. Intra-entity profits and losses are eliminated until realized by AMF Low Carbon, in accordance with ASC 323-10-35-7. The Company recorded a loss from investments in affiliates of $2.0 million from inception through December 31, 2021. The loss allocated to the Company primarily relates to AMF Low Carbon’s accounting for the non-cash consideration related to the License Agreement as in-process research and development, which resulted in the full value of Company’s intellectual property contribution being expensed in the period ended December 31, 2021. However, the Company is not obligated to fund AMF Low Carbon's potential future losses and therefore the Company will not record equity-method losses that would result in the investment in AMF Low Carbon falling below zero. As of December 31, 2021, the carrying amount of the Company's equity investment in AMF Low Carbon was $3.0 million.

AccessBio LLC

In December 2021, ImmunityBio, Inc. and Amyris entered into a Limited Liability Company Agreement governing the operation and management of AccessBio LLC (AccessBio), a Delaware limited liability company. The purpose of AccessBio is the clinical development, manufacture and commercialization of therapeutic, prophylactic, or diagnostic agent, that contains or uses the RNA Vaccine Platform or any element of the RNA Vaccine for the prevention and/or treatment of SARS-CoV-2 (COVID-19) infection.

The Company contributed an intellectual property sublicense (Sublicense) in certain intellectual property rights granted to Amyris under a world-wide, royalty-bearing, exclusive, sublicensable license in the Infectious Disease Research Institute (IDRI) technology and a rvRNA SARS-CoV-2 vaccine developed in connection with a collaboration and license agreement between the Company and IDRI. The Sublicense contributed to AccessBio is a world-wide, royalty-bearing, exclusive license for the development and commercialization of the rvRNA SARS-CoV-2 vaccine. The Company received 50% equity interest in AccessBio with a fair value of $9.0 million in exchange for the Sublicense. ImmunityBio, Inc. and Amyris have an obligation to make cash contributions to AccessBio in the amount of $1.0 million each within 30 days after closing. AccessBio is managed by a Board of Directors consisting of four directors: two appointed by the Company and two appointed by ImmunityBio, Inc.

The Company accounts for its investment in AccessBio under ASC 323, Equity Method and Joint Ventures using the equity method, having determined that (i) AccessBio is a VIE due to insufficient equity at risk, (ii) the Company is not AccessBio's primary beneficiary due to shared power over the key decisions that most significantly impact the AccessBio’s economic performance and equal sharing in the economics of the VIE, and (iii) the Company has the ability to exert significant influence over AccessBio through its equity ownership.

The initial carrying value of the equity method investment in AccessBio is the $9.0 million fair value of the equity interest received in exchange for the Sublicense which is being accounted for as non-cash consideration under ASC 606, Revenue from Contracts with Customers. The contribution of the intellectual property license to AccessBio is an arm’s-length transaction within the scope of ASC 606 as the granting of the intellectual property license is an output of the Company’s ordinary revenue activities. See Note 10, “Revenue Recognition” for information regarding the revenue recognition analysis and conclusion of this license arrangement.

Under the equity method, the Company records its share of AccessBio's profits or losses for each accounting period in “Loss from investments in affiliates” in the consolidated statements of operations and adjusts the investment in affiliate balance accordingly. Intra-entity profits and losses are eliminated until realized by AccessBio in accordance with ASC 323-10-35-7. The Company recorded a loss on equity method investment of $5.3 million for the period ended December 31, 2021. The loss allocated to the Company primarily relates to AccessBio’s accounting for the non-cash consideration related to the Sublicense as in-process research and development, which resulted in the full value of Company’s intellectual property contribution being expensed in the period ended December 31, 2021. However, the Company is not obligated to fund AccessBio 's potential future losses, and therefore the Company will not record equity-method losses that would result in the investment in AccessBio falling below zero. As of December 31, 2021, the carrying amount of the Company's equity investment in AccessBio was $3.7 million.

8. Net Loss per Share Attributable to Common Stockholders

The Company computes net loss per share in accordance with ASC 260, “Earnings per Share.” Basic net loss per share of common stock is computed by dividing the Company’s net loss attributable to Amyris, Inc. common stockholders by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share of common stock is computed by giving effect to all potentially dilutive securities, including stock options, restricted stock units, convertible preferred stock, convertible promissory notes, common stock warrants and contingently issuable common stock, using the treasury stock method or the as-converted method, as applicable. For the year ended December 31, 2020, basic net loss per share was the same as diluted net loss per share, because the inclusion of all potentially dilutive securities outstanding was anti-dilutive. As such, the numerator and the denominator used in computing both basic and diluted net loss were the same for that year.

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

The following table presents the calculation of basic and diluted net loss per share of common stock attributable to Amyris, Inc. common stockholders:

Years Ended December 31, (In thousands, except shares and per share amounts)	2021	2020	2019
Numerator:
Net loss attributable to Amyris, Inc.	$(270,969)	$(331,039)	$(242,767)
Less: deemed dividend to preferred stockholders upon conversion of Series E preferred stock	—	(67,151)	—
Less: deemed dividend to preferred stockholder on issuance and modification of common stock warrants	—	—	(34,964)
Add: loss allocated to participating securities	507	15,879	7,380
Net loss attributable to Amyris, Inc. common stockholders, basic	(270,462)	(382,311)	(270,351)
Adjustment to loss allocated to participating securities	(507)	—	137
Gain from change in fair value of derivative instruments	(14,279)	—	(4,963)
Net loss attributable to Amyris, Inc. common stockholders, diluted	$(285,248)	$(382,311)	$(275,177)

Denominator:
Weighted-average shares of common stock outstanding used in computing net loss per share of common stock, basic	292,343,431	203,598,673	101,370,632
Basic loss per share	$(0.93)	$(1.88)	$(2.67)

Weighted-average shares of common stock outstanding	292,343,431	203,598,673	101,370,632
Effect of dilutive common stock warrants	324,200	—	(74,057)
Weighted-average common stock equivalents used in computing net loss per share of common stock, diluted	292,667,631	203,598,673	101,296,575
Diluted loss per share	$(0.97)	$(1.88)	$(2.72)

The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share of common stock for the periods presented because including them would have been anti-dilutive:

Years Ended December 31,	2021	2020	2019
Period-end common stock warrants and warrant exercise rights	5,741,297	38,248,741	59,204,650
Convertible promissory notes(1)	86,683,389	22,061,759	13,381,238
Period-end stock options to purchase common stock	3,087,225	6,502,096	5,620,419
Period-end restricted stock units	13,731,320	7,043,909	5,782,651
Contingently issuable common shares	5,383,580	—	—
Period-end preferred shares on an as-converted basis	—	1,943,661	1,943,661
Total potentially dilutive securities excluded from computation of diluted net loss per share	114,626,811	75,800,166	85,932,619
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

9. Commitments and Contingencies

Guarantor Arrangements

The Company has agreements whereby it indemnifies its executive officers and directors for certain events or occurrences while the executive officer or director is serving in his or her official capacity. The indemnification period remains enforceable for the executive officer's or director’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a director and officer insurance policy that limits its exposure and enables the Company to recover a portion of any future payments. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal. Accordingly, the Company had no liabilities recorded for these agreements as of December 31, 2021 and 2020.

The Foris Convertible Note (see Note 4, "Debt") is collateralized by first-priority liens on substantially all of the Company's assets, including Company intellectual property, other than certain Company intellectual property licensed to DSM, the Company's international subsidiaries and the Company’s ownership interests in joint ventures. Certain of the Company’s subsidiaries have guaranteed the Company’s obligations under the Foris Convertible Note.

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

On April 3, 2019, a securities class action complaint was filed against the Company and our CEO, John G. Melo, and former CFO, Kathleen Valiasek, in the U.S. District Court for the Northern District of California. The complaint seeks unspecified damages on behalf of a purported class that would comprise all persons and entities that purchased or otherwise acquired our securities between March 15, 2018 and March 19, 2019. The complaint, which was amended by the lead plaintiff on September 13, 2019, alleges securities law violations based on statements and omissions made by the Company during such period. On October 25, 2019, the defendants filed a motion to dismiss the securities class action complaint, which was denied by the court on October 5, 2020. The Company filed its answer to the securities class action complaint on October 26, 2020. In early 2021, the parties attended court-ordered mediation, but as the case did not settle, the parties commenced discovery. On July 30, 2021, plaintiffs filed a motion seeking class certification; after briefing and argument, class certification was granted in part on December 8, 2021. On December 22, 2021, the Company filed a petition seeking interlocutory review of that order in the U.S. Court of Appeals for the Ninth Circuit, which was fully briefed on January 14, 2022. On February 4, 2022, the parties reached a tentative settlement of the securities class action, which requires the court’s review and approval. If the settlement is approved by the court, the settlement amount will be paid from the insurance funds of the Company.

Subsequent to the filing of the securities class action complaint described above, on June 21, 2019 and October 1, 2019, respectively, two separate purported shareholder derivative complaints were filed in the U.S. District Court for the Northern District of California (Bonner v. Doerr, et al., and Carlson v. Doerr, et al.) based on similar allegations to those made in the securities class action complaint and naming the Company, and certain of the Company’s current and former officers and directors, as defendants. The derivative lawsuits sought to recover, on the Company’s behalf, unspecified damages purportedly sustained by the Company in connection with allegedly misleading statements and omissions made in connection with the Company’s securities filings. The derivative lawsuits were dismissed on October 18, 2019 (Bonner) and December 10, 2019 (Carlson), without prejudice. On November 3, 2020, Bonner re-filed its derivative complaint against the Company in

San Mateo County Superior Court. The Company filed its demurrer to the complaint on January 13, 2021 and attended a preliminary hearing on April 22, 2021. An additional shareholder derivative complaint (Kimbrough v. Melo, et al.), substantially identical to the Bonner complaint, was filed on December 18, 2020 in the U.S. District Court for the Northern District of California. On February 19, 2021, the Company filed its motion to dismiss the Kimbrough complaint. In response, the Kimbrough complaint was dismissed in federal court on March 4, 2021 and refiled in state court on March 12, 2021. By agreement, the Kimbrough and Bonner complaints were consolidated for all purposes on April 9, 2021. The motion to dismiss was granted without prejudice on June 30, 2021. In response, on July 2, 2021, plaintiff Bonner sent a demand letter to the Company pursuant to Section 220 of the Delaware General Corporation Law demanding to inspect certain of the Company’s books and records; as required, the Company responded within five days and produced the relevant materials on January 3, 2022. After obtaining an extension, Bonner amended his complaint on February 22, 2022. The Company believes the amended complaint lacks merit, and intends to continue to defend itself vigorously. Given the early stage of these proceedings, it is not yet possible to reliably determine any potential liability that could result from these matters.

On September 10, 2020, LAVVAN, Inc. (Lavvan) filed a suit against the Company in the U.S. District Court for the Southern District of New York alleging breach of contract, patent infringement, and trade secret misappropriation in connection with that certain Research, Collaboration and License Agreement between Lavvan and the Company, dated March 18, 2019, as amended (Cannabinoid Agreement). The Company filed motions to compel arbitration or to dismiss on October 2, 2020. On October 30, Lavvan filed its opposition to the motions and the Company filed its reply to such opposition on November 13, 2020. The court denied the Company's motions on July 26, 2021, and the Company appealed the court's ruling regarding its motion to compel arbitration on July 27, 2021 and filed its appeal to the U.S. Court of Appeals for the Second Circuit on November 4, 2021. While the appellate briefing process was completed on January 19, 2022, the Court has not yet scheduled oral argument. The Company believes the suit lacks merit and intends to continue to defend itself vigorously. Given the early stage of these proceedings, it is not yet possible to reliably determine any potential liability that could result therefrom.

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

10. Revenue Recognition

Disaggregation of Revenue

The following tables present revenue by primary geographical market, based on the location of the customer, as well as by major product and service:

	2021				2020				2019
Years Ended December 31, (In thousands)	Renewable Products	Licenses and Royalties	Collaborations, Grants and Other	TOTAL	Renewable Products	Licenses and Royalties	Collaborations, Grants and Other	TOTAL	Renewable Products	Licenses and Royalties	Collaborations, Grants and Other	TOTAL
Europe	$14,323	$149,800	$10,770	$174,893	$17,156	$50,991	$8,765	$76,912	$10,092	$54,043	$6,674	$70,809
North America	115,493	24,012	1,684	141,189	68,675	—	526	69,201	34,295	—	24,376	58,671
Asia	16,362	—	5,848	22,210	13,720	—	8,517	22,237	11,503	—	7,477	18,980
South America	1,907	—	—	1,907	4,105	—	—	4,105	3,612	—	115	3,727
Other	1,618	—	—	1,618	682	—	—	682	370	—	—	370
	$149,703	$173,812	$18,302	$341,817	$104,338	$50,991	$17,808	$173,137	$59,872	$54,043	$38,642	$152,557

The following tables present revenue by management revenue classification and by major product and service:

Years Ended December 31, (In thousands)	2021				2020				2019
	Renewable Products	Licenses and Royalties	Collaborations, Grants and Other	Total	Renewable Products	Licenses and Royalties	Collaborations, Grants and Other	Total	Renewable Products	Licenses and Royalties	Collaborations, Grants and Other	Total
Consumer	$91,055	$—	$—	$91,055	$51,627	$—	$—	$51,627	$17,374	$—	$—	$17,374
Ingredients	58,648	—	—	58,648	52,711	—	—	52,711	42,498	—	—	42,498
R&D and other services	—	173,812	18,302	192,114	—	50,991	17,808	68,799	—	54,043	38,642	92,685
	$149,703	$173,812	$18,302	$341,817	$104,338	$50,991	$17,808	$173,137	$59,872	$54,043	$38,642	$152,557

Significant Revenue Agreements

DSM Revenue Agreements

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

DSM Performance Agreement

In December 2017, the Company and DSM entered into a research and development services agreement (Performance Agreement), pursuant to which the Company would provide services to DSM relating to the further development of the technology underlying farnesene-related products in exchange for certain bonus payments in the event that specific performance metrics were achieved. If the Company did not meet the established metrics under the Performance Agreement, the Company would be required to pay $1.9 million to DSM. The Company accounted for the Performance Agreement under ASC 606 as a combined transaction with the Farnesene license granted to DSM in connection with the sale of the Brotas facility in December 2017. The Performance Agreement was allocated $1.2 million of the transaction price under a relative fair value allocation approach, and was recorded as a contract asset reflecting the Company’s right to receive additional consideration and deferred revenue reflecting the probability of returning to DSM a portion of the cash received under the combined transaction. In the first quarter of 2021, the Company and DSM determined the performance metrics would not be reasonably achieved without the Company providing further research and development services and concluded the Performance Agreement and related activities should be terminated. As a result, As a result, the Company paid DSM $1.9 million, netted the $1.2 million allocated relative fair value of contract liability against the $1.2 million allocated relative fair value of contract asset, and expensed the incremental $1.9 million payment to research and development expense during the year ended December 31, 2021.

DSM Ingredients Collaboration

Pursuant to the September 2017 research and development collaboration agreement, as amended, the Company provides DSM with research and development services for specific field of use ingredients. The Company concluded the amended agreement contained a single performance obligation to provide research and development services delivered over time and that revenue recognition is based on an input measure of progress as labor hours are expended each quarter. DSM funds the development work with payments of $2.0 million quarterly from October 1, 2020 to September 30, 2021 for services singularly focused on achieving a certain fermentation yield and cost target over the twelve-month period. During the year ended December 31, 2021, the Company recognized $6.0 million of collaboration revenue in connection with the amended agreement.

DSM Developer License

In September 2021, the Company granted DSM a three-year license to perform research and development to improve and enhance certain technology underlying the Company’s farnesene-related yeast strain in exchange for a $6.0 million license fee. The Company determined the license to be a functional intellectual property license allowing DSM the immediate use of and benefit from the technology and concluded the license agreement was a revenue contract within the scope of ASC 606, Revenue Contracts with Customers. The Company concluded the license agreement contained a single performance obligation to deliver the technology license, and that once delivered was satisfied at a point in time. The Company recorded the $6.0 million fee as license and royalty revenue in the year ended December 31, 2021.

PureCircle License and Supply Agreement

On June 1, 2021, the Company and PureCircle Limited (PureCircle), a subsidiary of Ingredion Incorporated, entered into an intellectual property license agreement under which the Company (i) granted certain intellectual property licenses to PureCircle to make, have made, commercialize and advance the development of sustainably sourced, zero-calorie, nature-based sweeteners and potentially other types of fermentation-based ingredients, as the exclusive global business-to-business commercialization partner for the Company’s sugar reduction technology that includes fermented RebM, (ii) entered into a product supply and profit sharing agreement to provide manufacturing services and products to PureCircle, and (iii) assigned and transferred certain customer contracts to PureCircle related to the sale and distribution of RebM. Concurrent with the PureCircle license and product supply agreements, Ingredion purchased 31% of the membership interests in Amyris

RealSweet LLC (RealSweet), a 100% owned subsidiary of the Company, which entity owns the new manufacturing facility under construction in Brazil. Ingredion’s purchase of the contingently redeemable noncontrolling interest in RealSweet was deemed to be an equity transaction to be accounting for under ASC 810, Consolidation and ASR 268, Presentation in Financial Statements of Redeemable Preferred Stocks. See Note 5, ”Mezzanine Equity” for further information. Under the PureCircle license agreement, the Company will continue to own and market its Purecane® consumer brand offering of tabletop and culinary sweetener products to consumers. As consideration for the license and product supply agreements, the Company received a $10 million license fee at closing and may receive additional payments in the aggregate of up to $35 million upon achievement of certain milestones related to RebM sales and manufacturing cost targets. Additionally, under the product supply and profit sharing agreement, the Company will earn revenues from product sales to PureCircle and a profit share from future product sales, including RebM, by PureCircle.

The Company determined the PureCircle license to be a functional intellectual property license allowing PureCircle the immediate use and benefit from the technology and concluded the license, the product supply and profit sharing agreement and the assigned contracts would be treated as a combined revenue contract within the scope of ASC 606, Revenue Contracts with Customers. The Company identified two distinct performance obligations in the revenue contract: (i) granting of the intellectual property license and (ii) the manufacturing and delivery of products under the product supply and profit sharing agreement. The functional intellectual property license is deemed to be satisfied at a point in time upon delivery of the license, and the product supply and profit-sharing performance obligation is considered variable consideration to be delivered over time if and when commercial production of the products begin. The Company also concluded the contingent milestone payments and the profit-sharing provisions represents variable consideration that is dependent upon future contingent events, and will be fully constrained from the transaction price until the commercial targets are probable of achievement and the future products are manufactured and then sold by PureCircle. The Company also concluded the intellectual property license had been fully delivered upon closing the transaction and recognized license revenue of $10 million in the year ended December 31, 2021.

Yifan Collaborations

From September 2018 to December 2019, the Company entered into a series of license and collaboration agreements, culminating in a master services agreement for research and development services, with a subsidiary of Yifan Pharmaceutical Co., Ltd. (Yifan), a leading Chinese pharmaceutical company. Upon execution of the master services agreement in December 2019 (the Collaboration Agreement), the Company evaluated and concluded that the series of agreements should be combined and accounted for as a single revenue contract under ASC 606, Revenue Contracts with Customers.

The Yifan Collaboration Agreement has a total transaction price of $21.0 million, subject to the variable consideration constraint guidance in ASC 606 using the most likely outcome method to estimate the variable consideration associated with the identified performance obligation. The Company concluded the Collaboration Agreement contained a single performance obligation of research and development services provided continuously over time. The Collaboration Agreement provides for upfront and periodic payments based on project milestones. The Company concluded the performance obligation is delivered continuously over time and that revenue recognition is based on an input measure of progress as labor hours are expended in the achievement of the performance obligations (i.e., proportional performance). Estimates of variable consideration are updated quarterly, with cumulative adjustments to revenue recorded as necessary. The Company recognized $5.8 million, $8.5 million and $6.1 million of collaboration revenue for the years ended December 31, 2021, 2020 and 2019, respectively, and $20.2 million of cumulative-to-date collaboration revenue. At December 31, 2021, the Company also recorded a $3.2 million contract asset in connection with the Collaboration Agreement.

AMF Low Carbon LLC License Agreement

On December 22, 2021, MF 92 Ventures LLC (Minerva), a Minerva Foods subsidiary, and Amyris entered into a Limited Liability Company Agreement governing the operation and management of AMF Low Carbon LLC (AMF Low Carbon), a Delaware limited liability company. See Note 7, “Consolidated Variable-interest Entities and Unconsolidated Investments” for further information. Concurrently, AMF Low Carbon and Amyris entered into an Intellectual Property License Agreement (License Agreement) and a Supply Agreement (Supply Agreement). Pursuant to the License Agreement, the Company contributed a perpetual, exclusive, worldwide, royalty-free, non-sublicensable license to certain intellectual property to develop Heparin and products that extend the shelf life of beef. The Company received 40% equity interest in AMF Low Carbon with a fair value of $5.0 million in exchange for the License Agreement. Pursuant to the Supply Agreement, if and when product development is successful, Amyris will manufacture and sell the products to AMF Low Carbon in return for consideration on a cost-plus fixed margin basis.

In accordance with ASC 323, Equity Method and Joint Ventures, the Company concluded the non-cash contribution of the intellectual property license to AMF Low Carbon is an arm’s-length transaction within the scope of ASC 606, Revenue Contracts with Customers as the granting of the intellectual property license is an output of the Company’s ordinary revenue activities. The Company determined the License Agreement to be a functional intellectual property license allowing AMF Low Carbon the immediate use and benefit from the technology and concluded the License Agreement is a revenue contract within the scope of ASC 606. The Company also determined the License Agreement and the Supply Agreement would be treated as a combined revenue contract within the scope of ASC 606. The Company identified two distinct performance obligations in the revenue contract: (i) delivery of the intellectual property license and (ii) manufacturing and delivery of products under the Supply Agreement. The performance obligation to deliver the functional intellectual property license is satisfied at a point in time upon delivery of the license at the closing of the transaction, and the product manufacturing and delivery performance obligation is considered variable consideration to be delivered over time, if and when commercial production of the products begins, and is fully constrained from the transaction price at inception. The Company recorded the $5.0 million non-cash fee as licenses and royalties revenue in the year ended December 31, 2021.

AccessBio LLC License

On December 31, 2021, ImmunityBio, Inc. and Amyris entered into a Limited Liability Company Agreement governing the operation and management of AccessBio LLC (AccessBio), a Delaware limited liability company. The purpose of AccessBio is the clinical development, manufacture and commercialization of therapeutic, prophylactic, or diagnostic agent, that contains or uses the RNA Vaccine Platform or any element of the RNA Vaccine for the prevention and/or treatment of SARS-CoV-2 (COVID-19) infection. See Note 7, “Consolidated Variable-interest Entities and Unconsolidated Investments” for further information. The Company contributed an intellectual property sublicense (Sublicense) to certain intellectual property rights granted to Amyris under a world-wide, royalty-bearing, exclusive, sublicensable license in the IDRI technology and a rvRNA SARS-CoV-2 vaccine developed in connection with a collaboration and license agreement between the Company and the Infectious Disease Research Institute (IDRI). The Sublicense contributed to AccessBio is a world-wide, royalty-bearing, exclusive license for the development and commercialization of the rvRNA SARS-CoV-2 vaccine. The Company received 50% equity interest in AccessBio with a fair value of $9.0 million in exchange for the Sublicense.

In accordance with ASC 323, Equity Method and Joint Ventures, the Company concluded the non-cash contribution of the intellectual property Sublicense to AccessBio is an arm’s length transaction within the scope of ASC 606, Revenue Contracts with Customers as the granting of the intellectual property license is an output of the Company’s ordinary revenue activities. The Company determined the Sublicense to be a functional intellectual property license allowing AccessBio the immediate use and benefit from the technology and that the license agreement is a revenue contract within the scope of ASC 606. The Company concluded the Sublicense contained a single performance obligation which was to deliver the technology sublicense at closing of the transaction, and that once delivered was satisfied at a point in time. The Company recorded the $9.0 million non-cash fee as licenses and royalties revenue in the year ended December 31, 2021.

Revenue in connection with Significant Revenue Agreements

In connection with the significant revenue agreements discussed above and others previously disclosed, the Company recognized revenue for the years ended December 31, 2021 and 2020 in connection with significant revenue agreements and from all other customers as follows:

	2021				2020				2019
Years Ended December 31, (In thousands)	Renewable Products	Licenses and Royalties	Collaborations, Grants and Other	TOTAL	Renewable Products	Licenses and Royalties	Collaborations, Grants and Other	TOTAL	Renewable Products	Licenses and Royalties	Collaborations, Grants and Other	TOTAL
Revenue from significant revenue agreements with:
DSM (related party)	$19,162	$149,612	$6,000	$174,774	$946	$43,750	$7,018	$51,714	$10	$49,051	$4,120	$53,181
Sephora	27,640	—	—	27,640	13,802	—	—	13,802	8,666	—	—	8,666
PureCircle	2,915	10,000	—	12,915	—	—	—	—	—	—	—	—
AccessBio	—	9,000	—	9,000	—	—	—	—	—	—	—	—
Yifan	—	—	5,848	5,848	—	—	8,468	8,468	—	—	6,100	6,100
AMF Low Carbon	—	5,000	—	5,000	—	—	—	—	—	—	—	—
Firmenich	671	188	3,528	4,387	9,967	7,241	594	17,802	8,591	4,992	1,413	14,996
Givaudan	210	—	—	210	10,081	—	—	10,081	7,477	—	1,500	8,977
DARPA	—	—	—	—	—	—	526	526	—	—	5,504	5,504
Lavvan	—	—	—	—	—	—	—	—	—	—	18,342	18,342
Subtotal revenue from significant revenue agreements	50,598	173,800	15,376	239,774	34,796	50,991	16,606	102,393	24,744	54,043	36,979	115,766
Revenue from all other customers	99,105	12	2,926	102,043	69,542	—	1,202	70,744	35,128	—	1,663	36,791
Total revenue from all customers	$149,703	$173,812	$18,302	$341,817	$104,338	$50,991	$17,808	$173,137	$59,872	$54,043	$38,642	$152,557

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

Contract Balances

The following table provides information about accounts receivable and contract liabilities from contracts with customers:

December 31, (In thousands)	2021	2020
Accounts receivable, net	$37,074	$32,846
Accounts receivable - related party, net	$5,667	$12,110
Contract assets	$4,227	$4,178
Contract assets - related party	$—	$1,203
Contract liabilities	$2,530	$4,468
Contract liabilities, noncurrent(1)	$111	$111
______________
(1)The balances in contract liabilities, noncurrent are included in other noncurrent liabilities on the consolidated balance sheets.

Contract liabilities, current decreased by $1.9 million at December 31, 2021 as result of satisfying certain performance obligations under collaboration agreements during the year ended December 31, 2021.

Remaining Performance Obligations

The following table provides information regarding the estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) based on the Company's existing agreements with customers as of December 31, 2021.

(In thousands)	As of December 31, 2021
2022	$909
2023	143
2024	143
2025	143
2026 and thereafter	143
Total from all customers	$1,481

In accordance with the disclosure provisions of ASC 606, the table above excludes estimated future revenues for performance obligations that are part of a contract that has an original expected duration of one year or less or a performance obligation with variable consideration that is recognized using the sales-based royalty exception for licenses of intellectual property.

11. Related Party Transactions

Related Party Debt

See Note 4, "Debt" for details of the Foris Convertible Note.

Related party debt was as follows:

	2021				2020
(In thousands)	Principal	Unaccreted Debt (Discount) Premium	Fair Value Adjustment	Net	Principal	Unaccreted Debt (Discount) Premium	Fair Value Adjustment	Net
DSM notes	$—	$—	$—	$—	$33,000	$(2,443)	$—	$30,557

Foris
Foris convertible note	50,041	—	57,386	107,427	50,041	—	73,123	123,164
Foris promissory notes	—	—	—	—	5,000	—	—	5,000
	50,041	—	57,386	107,427	55,041	—	73,123	128,164

Naxyris note(1)	—	—	—	—	23,914	(493)	—	23,421
	$50,041	$—	$57,386	$107,427	$111,955	$(2,936)	$73,123	$182,142
_____________________
(1) Naxyris was a related party at December 31, 2020, but ceased to be a related party upon Carole Piwnica’s departure from the Company’s Board of Directors on May 29, 2021.

Related Party Revenue

The Company recognized revenue from related parties and from all other customers as follows:

	2021				2020				2019
Years Ended December 31, (In thousands)	Renewable Products	Licenses and Royalties	Collaborations, Grants and Other	TOTAL	Renewable Products	Licenses and Royalties	Collaborations, Grants and Other	TOTAL	Renewable Products	Licenses and Royalties	Collaborations, Grants and Other	TOTAL
Revenue from related parties:
DSM	$19,162	$149,612	$6,000	$174,774	$946	$43,750	$7,018	$51,714	$10	$49,051	$4,120	$53,181
Daling (affiliate of a Board member)	—	—	—	—	40	—	—	40	—	—	—	—
Total S.A.	—	—	—	—	—	—	—	—	46	—	—	46
Subtotal revenue from related parties	19,162	149,612	6,000	174,774	986	43,750	7,018	51,754	56	49,051	4,120	53,227
Revenue from all other customers	130,541	24,200	12,302	167,043	103,352	7,241	10,790	121,383	59,816	4,992	34,522	99,330
Total revenue from all customers	$149,703	$173,812	$18,302	$341,817	$104,338	$50,991	$17,808	$173,137	$59,872	$54,043	$38,642	$152,557

See Note 10, "Revenue Recognition" for details of the Company's revenue agreements with DSM.

Related Party Accounts Receivable

Related party accounts receivable was as follows:

December 31, (In thousands)	2021	2020
DSM	$5,667	$12,110

Related Party Accounts Payable and Accrued Liabilities

The following amounts due to DSM on the consolidated balance sheet at December 31, 2021 and December 31, 2020 were as follows, respectively:
•Accounts payable and accrued and other current liabilities of $5.2 million and $5.0 million at December 31, 2021 and December 31, 2020

Related Party DSM Transactions

The Company is party to the following significant agreements (and related amendments) with DSM:

Related to	Agreement	For Additional Information, See the Note Indicated
Debt	DSM Credit Agreement	4. Debt
Debt	2019 DSM Credit Agreement	4. Debt
Revenue	Farnesene Framework Agreement	10. Revenue Recognition
Revenue	DSM Collaboration Agreement	10. Revenue Recognition
Revenue	DSM Developer License	10. Revenue Recognition
Revenue	DSM License Agreement and Contract Assignment	10. Revenue Recognition
Revenue	DSM Performance Agreement	10. Revenue Recognition
Revenue	DSM Ingredients Collaboration Agreement	10. Revenue Recognition

12. Acquisitions

The purchase accounting for the net assets acquired, including goodwill, and the fair value of contingent consideration for the following acquisitions, is preliminarily recorded based on available information, incorporates management's best estimates, and is subject to change as additional information is obtained about the facts and circumstances that existed at the valuation date. The Company expects to finalize the fair values of the assets acquired and liabilities assumed during the one-year measurement period. The net assets acquired in each transaction are generally recorded at their estimated acquisition-date fair values, while transaction costs associated with the acquisition are expensed as incurred. These transactions were accounted for by the acquisition method, and accordingly, the results of operations were included in the Company’s consolidated financial statements from their respective acquisition dates. Pro forma financial information is not presented, as amounts are not material to the Company’s consolidated financial statements.

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

Total contractual contingent payments based on achieving 100% of the at-target measurement range from $0 to $70 million and are payable annually up to $10 million each year for six years after acquisition plus a one-time $10 million payment, upon the successful achievement of annual product revenue targets and certain cost milestones. The $70 million of at-target contingent consideration payments have been adjusted to fair value based on the passage of time and likelihood of achieving the relevant milestones (see Note 3, "Fair Value Measurement") and are recorded as other liabilities in the accompanying consolidated balance sheets. Allocation of the contingent consideration payments between short-term and long-term liabilities on the accompanying consolidated balance sheets is based on management’s best estimates of when the relevant milestone will be achieved.

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

The following table summarizes the purchase price allocation:

(In thousands)
Net tangible assets (liabilities)	$(540)
Trademarks, trade names and other intellectual property	6,949
Customer relationships	1,158
Goodwill	4,014
Total consideration	$11,581

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

MG Empower was acquired for total purchase consideration of $14.6 million, consisting of cash of $3.1 million, Amyris stock of $7.4 million and contingent consideration with a fair value of $4.1 million. The contingent consideration consists of three potential payments (the Earnout Payments) of up to $20.0 million in total that are based on achieving certain thresholds of revenue for the calendar years ending on December 31, 2022, December 31, 2023 and December 31, 2024. The portion of the Earnout Payments due to the nonemployee shareholders are treated as consideration transferred, the fair value of which in the amount of $4.1 million (see Note 3, "Fair Value Measurement") is recorded as other liabilities in the accompanying consolidated balance sheets. Allocation of the contingent consideration payments between short-term and long-term liabilities on the accompanying consolidated balance sheets is based on management’s best estimates of when the relevant milestone will be achieved.

The following table summarizes the purchase price allocation:

(In thousands)
Net tangible assets (liabilities)	$(1,542)
Trademarks, trade names and other intellectual property	1,900
Customer relationships and influencer network database	2,600
Goodwill	11,613
Total consideration	$14,571

The allocated purchase price also included deferred tax liabilities attributable to the intangible assets, excluding goodwill, established at the acquisition date. No portion of goodwill is deductible for tax purposes.

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

Olika was acquired for total purchase consideration of $29.6 million, consisting of cash of $1.8 million, Amyris stock of $14.3 million and contingent consideration with a fair value of $13.5 million. The contingent consideration consists of i) two potential payments of $5.0 million each that are based on achieving certain thresholds of revenue for the calendar years ending on December 31, 2022 and December 31, 2023 (the Revenue Earnout Payments) and; ii) two potential payments of $2.5 million each that are based on continuing employment of certain key management during predetermined measurement periods (the Retention Earnout Payments). The Revenue Earnout Payments to all selling stockholders and the portion of the Retention Earnout Payments to the nonemployee shareholders totaling $15.0 million are treated as consideration transferred. The aggregate fair value of $13.8 million (see Note 3, "Fair Value Measurement") is recorded as other liabilities in the accompanying consolidated balance sheets. Allocation of the contingent consideration payments between short-term and long-term liabilities on the accompanying consolidated balance sheets is based on management’s best estimates of when the relevant milestone will be achieved.

The following table summarizes the purchase price allocation:

(In thousands)
Net tangible assets (liabilities)	$(9)
Trademarks, trade names and other intellectual property	1,500
Customer relationships	4,500
Patents	600
Goodwill	23,005
Total consideration	$29,596

The allocated purchase price also included deferred tax liabilities attributable to the intangible assets, excluding goodwill, established at the acquisition date. No portion of goodwill is deductible for tax purposes.

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

Beauty Labs was acquired for total purchase consideration of $111.9 million, consisting of cash of $13.3 million, Amyris stock of $59.5 million (including deferred stock consideration of $30 million payable within six months after the closing date) and contingent consideration with a fair value of $39.1 million. The contingent consideration consists of two potential payments that are based on future revenue of up to $31.3 million each, with additional payments due in case of overperformance (together, the Earnout Payments) for the calendar years ending on December 31, 2022 and December 31, 2023. The portion of the Earnout Payments due to the nonemployee shareholders are treated as consideration transferred, the fair value of which in the amount of $39.1 million (see Note 3, "Fair Value Measurement") is recorded as other liabilities in the accompanying consolidated balance sheets. Allocation of the contingent consideration payments between short-term and long-term liabilities on the accompanying consolidated balance sheets is based on management’s best estimates of when the relevant milestone will be achieved.

The following table summarizes the purchase price allocation:

(In thousands)
Net tangible assets (liabilities)	$(3,948)
Trademarks, trade names and other intellectual property	1,200
Developed technology	20,300
Goodwill	94,393
Total consideration	$111,945

The allocated purchase price also included deferred tax liabilities attributable to the intangible assets, excluding goodwill, established at the acquisition date. No portion of goodwill is deductible for tax purposes.

13. Stock-based Compensation

Stock-based Compensation Expense Related to All Plans

Stock-based compensation expense related to all employee stock compensation plans, including options, restricted stock units and ESPP, was as follows:

Years Ended December 31, (In thousands)	2021	2020	2019
Cost of products sold	$295	$0	$0
Research and development	5,591	3,871	2,900
Sales, general and administrative	27,507	9,872	9,654
Total stock-based compensation expense	$33,393	$13,743	$12,554

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

On November 16, 2021, the LDICC approved the expansion of 2020 EIP to cover employees in the United Kingdom and Portugal, including (i) the adoption of the 2021 United Kingdom Sub Plan under the EIP and (ii) the amendment of the forms of RSU and stock option award agreements to include specific provisions applicable to potential participants based in the United Kingdom and Portugal.

As of December 31, 2021, options were outstanding to purchase 3,087,225 shares of the Company's common stock granted under the 2020 and 2010 Equity Plans, with weighted-average exercise price per share of $9.91. In addition, as of December 31, 2021, restricted stock units representing the right to receive 13,731,320 shares of the Company's common stock granted under the 2020 and 2010 Equity Plans were outstanding. As of December 31, 2021, 13,304,454 shares of the

Company’s common stock remained available for future awards that may be granted under the 2020 Equity Plan. Upon the effective date of the 2020 Equity Plan, the Company no longer has shares available for issuance under the 2010 Equity Plan.

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

2010 Employee Stock Purchase Plan

The 2010 Employee Stock Purchase Plan (2010 ESPP) became effective on September 27, 2010. The 2010 ESPP is designed to enable eligible employees to purchase shares of the Company’s common stock at a discount. Offering periods under the 2010 ESPP generally commence on each May 16 and November 16, with each offering period lasting for one year and consisting of two six-month purchase periods. The purchase price for shares of common stock under the 2010 ESPP is the lesser of 85% of the fair market value of the Company’s common stock on the first day of the applicable offering period or the last day of each purchase period. During the life of the 2010 ESPP, the number of shares reserved for issuance increases automatically on January 1 of each year, starting with January 1, 2011, by a number of shares equal to 1% of the Company’s total outstanding shares as of the immediately preceding December 31. However, the Company’s Board of Directors or the LDICC retains the discretion to reduce the amount of the increase in any particular year. In May 2018, shareholders approved an amendment to the 2010 ESPP to increase the maximum number of shares of common stock that may be issued over the term of the ESPP by 1 million shares. In May 2021, shareholders approved certain amendments to the 2010 ESPP, including to extend the term of the 2010 ESPP for another 10 years (otherwise the 2010 ESPP would have expired on November 15, 2021), increase the number of shares authorized for issuance by 800,000 shares, and extend the annual automatic increase (or evergreen) provision by 9 years. No more than 2,466,666 shares of the Company’s common stock may be issued under the amended and restated 2010 ESPP and no other shares may be added to this plan without the approval of the Company’s stockholders.

Evergreen Shares for 2020 Equity Incentive Plan and 2010 Employee Stock Purchase Plan

In March 2021, the Board approved increases to the number of shares available for issuance under the Company's 2020 Equity Incentive Plan (the 2020 Equity Plan) and 2010 Employee Stock Purchase Plan (the 2010 ESPP).

The increase in shares in connection with the 2020 Equity Plan represented an automatic annual increase in the number of shares available for grant and issuance under the 2020 Equity Plan of 12,247,572 shares (Evergreen Shares). This increase was equal to approximately 5.0% of the 244,951,446 total outstanding shares of the Company’s common stock as of December 31, 2020. This automatic increase was effective as of January 1, 2021.

The increase in shares in connection with the 2010 ESPP represented an automatic annual increase in the number of shares reserved for issuance of 42,077 shares, which represents the remaining allowable under the existing 1,666,666 maximum limit for share issuance under the 2010 ESPP. This automatic increase was effective as of January 1, 2021.

Performance-based Stock Units

In May 2021, the Company’s chief operating officer received performance-based restricted stock units (the COO PSUs) with a per share grant date fair value of $13.39. COO PSUs are equity awards with the final number of restricted stock units that may vest determined based on the Company’s performance against pre-established performance metrics that are related to the completed construction and the successful scaling, commissioning and transitioning of new manufacturing facilities, and the successful launching of new brands. The performance metrics are measured from the grant date through December 31, 2022. The COO PSUs vest in six tranches contingent upon the achievement of both operational performance metrics and the chief operating officer’s continued employment with the Company. Over the measurement period, the number of COO PSUs that may vest and the related stock-based compensation expense that is recognized is adjusted upward or downward based upon the probability of achieving the operational performance metrics. Depending on the probability of achieving the operational performance metrics and certification by the Company’s Board or Leadership, Development, Inclusion and Compensation Committee of achievement of those operational performance metrics for each tranche, the COO PSUs vesting could be from 0 to 600,000 restricted stock units. As of December 31, 2021, the Company’s management has determined that all milestones are probable of achievement. Stock-based compensation expense for this award totaled $8.0 million on the grant date and is recognized ratably through December 31, 2022. Approximately $3.0 million of stock-based compensation for the COO PSUs has been recorded to general and administrative expense during the year ended December 31, 2021.

In August 2021, the Company’s chief executive officer and chief financial officer each received performance-based restricted stock units (the CEO PSUs and the CFO PSUs) with a per share grant date fair value ranging from $9.79 to $12.93. The CEO PSUs and the CFO PSUs are equity awards with both a service condition and market condition. The number of CEO PSUs that may vest could be from 0 to 6,000,000 restricted stock units and the number of CFO PSUs that may vest could be from 0 to 300,000 restricted stock units, determined based on the performance of the Company’s stock against pre-established Volume Weighted Average Price (VWAP) targets. The VWAP targets are measured from the grant date through July 1, 2025. Upon approval of the CEO PSUs by stockholders and immediately prior to the effectiveness of the CEO PSUs, the performance-based stock option to purchase up to 3,250,000 shares of common stock granted to the Company’s chief executive officer in 2018 was automatically cancelled and forfeited. The performance metrics of the 2018 CEO PSO had not been achieved and were not probable to be achieved prior to the conclusion of its term. The Company also reversed $1.3 million of previously recognized expense related to the unvested portion of the 2018 CEO PSO award during the year ended December 31, 2021.

The CEO PSUs and the CFO PSUs both vest in four tranches contingent upon both the achievement of VWAP targets and the respective officer’s continued employment with the Company through the vesting dates. Over the measurement period, the number of PSUs that may vest and the related stock-based compensation expense that is recognized is adjusted based upon the actual date of achieving the VWAP targets. Stock-based compensation expense totaled $68.6 million for the CEO PSUs and $3.4 million for the CFO PSUs on the grant date and is recognized ratably through July 1, 2026. Approximately $6.1 million of stock-based compensation for the CEO PSUs and CFO PSUs has been recorded to general and administrative expense during the year ended December 31, 2021. Stock-based compensation expense is not subject to reversal even if the market condition is not achieved. The fair value of PSUs was determined using a Monte Carlo simulation with the following assumptions:

•Risk-free interest rate: 0.48%
•Expected volatility of the Company’s common stock: 101%

Stock Option Activity

Stock option activity is summarized as follows:

Year ended December 31,	2021	2020	2019
Options granted	734,056	1,269,808	530,140
Weighted-average grant-date fair value per share	$13.54	$3.75	$3.83
Compensation expense related to stock options (in millions)	$1.8	$1.7	$1.9
Unrecognized compensation costs as of December 31 (in millions)	$7.8	$5.2	$4.5

The Company expects to recognize the December 31, 2021 balance of unrecognized costs over a weighted-average period of 2.8 years. Future option grants will increase the amount of compensation expense to be recorded in these periods.

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

Years Ended December 31,	2021	2020	2019
Expected dividend yield	—%	—%	—%
Risk-free interest rate	1.2%	0.7%	1.8%
Expected term (in years)	6.7	6.9	6.9
Expected volatility	97%	89%	84%

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

The Company’s stock option activity and related information for the year ended December 31, 2021 was as follows:

	Number of Stock Options	Weighted- average Exercise Price	Weighted-average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding - December 31, 2020	6,502,096	$7.64	7.6	$8,875
Options granted	734,056	$13.54
Options exercised	(634,778)	$5.19
Options forfeited or expired	(3,514,149)	$7.32
Outstanding - December 31, 2021	3,087,225	$9.91	7.1	$2,580
Vested or expected to vest after December 31, 2021	2,975,309	$9.96	7.1	$2,493
Exercisable at December 31, 2021	1,547,828	$11.77	5.8	$1,283

The total intrinsic value of options exercised under all option plans was $6.7 million, $0 and $0 for the years ended December 31, 2021, 2020 and 2019, respectively.

Restricted Stock Units (Including Performance-based Stock Units) Activity and Expense

During the years ended December 31, 2021, 2020 and 2019, 10,786,300, 4,415,209 and 2,996,660 RSUs, respectively, were granted with weighted-average service-inception date fair value per unit of $12.27, $3.72 and $3.96, respectively. The Company recognized RSU-related stock-based compensation expense of $30.7 million, $11.4 million and $10.2 million, respectively, for the years ended December 31, 2021, 2020 and 2019. As of December 31, 2021 and 2020, unrecognized RSU-related compensation costs totaled $116.9 million and $23.9 million, respectively.

Stock-based compensation expense for RSUs is measured based on the NASDAQ closing price of the Company's common stock on the date of grant.

The Company’s RSU activity and related information for the year ended December 31, 2021 was as follows:

	Number of Restricted Stock Units	Weighted-average Grant-date Fair Value	Weighted-average Remaining Contractual Life (in years)
Outstanding - December 31, 2020	7,043,909	$4.18	1.5
Awarded	10,786,300	$12.27
Vested	(3,177,151)	$5.84
Forfeited	(921,738)	$6.56
Outstanding - December 31, 2021	13,731,320	$9.99	2.8
Vested or expected to vest after December 31, 2021	11,743,504	$9.85	2.6

ESPP Activity and Expense

During the years ended December 31, 2021 and 2020, 290,063 and 357,655 shares, respectively, of the Company's common stock were purchased under the 2010 ESPP. At December 31, 2021 and 2020, 1,046,869 and 494,855 shares, respectively, of the Company’s common stock remained reserved for issuance under the 2010 ESPP.

During the years ended December 31, 2021, 2020 and 2019, the Company also recognized ESPP-related stock-based compensation expense of $0.9 million, $0.6 million and $0.4 million, respectively.

14. Income Taxes

The components of loss before income taxes and loss from investment in affiliate are as follows:

Years Ended December 31, (In thousands)	2021	2020	2019
United States	$(268,423)	$(324,720)	$(227,614)
Foreign	(10,660)	(6,015)	(14,524)
Loss before income taxes and loss from investment in affiliate	$(279,083)	$(330,735)	$(242,138)

The components of the provision for income taxes are as follows:

Years Ended December 31, (In thousands)	2021	2020	2019
Current:
Federal	$(7,478)	$293	$621
State	—	—	—
Foreign	—	—	8
Total current (benefit) provision	(7,478)	293	629
Deferred:
Federal	(326)	—	—
State	(22)	—	—
Foreign	(288)	—	—
Total deferred provision	(636)	—	—
Total (benefit from) provision for income taxes	$(8,114)	$293	$629

A reconciliation between the statutory federal income tax and the Company’s effective tax rates as a percentage of loss before income taxes and loss from investments in affiliate is as follows:

Years Ended December 31,	2021	2020	2019
Statutory tax rate	(21.0)%	(21.0)%	(21.0)%
Change in fair value of convertible debt	2.9%	5.7%	—%
Derivative liability	2.2%	4.8%	4.7%
Federal R&D credit	(0.9)%	(0.6)%	(0.7)%
Foreign losses	0.7%	0.4%	0.9%
IRC Section 382 limitation	(2.7)%	—%	—%
Nondeductible interest	0.3%	0.5%	1.0%
Stock-based compensation	(1.5)%	—%	—%
Other	1.3%	0.3%	2.4%
Change in valuation allowance	15.7%	10.0%	13.0%
Effective income tax rate	(3.0)%	0.1%	0.3%

Temporary differences and carryforwards that gave rise to significant portions of deferred taxes are as follows:

December 31, (In thousands)	2021	2020	2019
Net operating loss carryforwards	$179,921	$123,638	$88,513
Property, plant and equipment	6,239	6,965	8,239
Research and development credits	22,463	18,279	15,002
Foreign tax credit	—	—	—
Accruals and reserves	10,094	12,003	13,934
Stock-based compensation	3,530	4,291	6,164
Disallowed interest carryforward	12,922	10,843	7,072
Capitalized research and development costs	10,903	16,390	21,723
Intangible assets and other	—	1,888	2,503
Equity investments	—	531	304
Total deferred tax assets	246,072	194,828	163,454
Intangible assets and other	(6,611)	—	—
Equity investments	(515)	—	—
Operating lease right-of-use assets	(4,783)	(2,051)	(2,643)
Debt discounts and derivatives	(79,845)	(774)	(7,176)
Total deferred tax liabilities	(91,754)	(2,825)	(9,819)
Net deferred tax assets prior to valuation allowance	154,318	192,003	153,635
Less: deferred tax assets valuation allowance	(158,597)	(192,003)	(153,635)
Net deferred tax assets	$(4,279)	$—	$—

Activity in the deferred tax assets valuation allowance is summarized as follows:

(In thousands)	Balance at Beginning of Year	Additions	Reductions / Charges	Balance at End of Year
Deferred tax assets valuation allowance:
Year ended December 31, 2021	$192,003	$—	$(33,406)	$158,597
Year ended December 31, 2020	$153,635	$38,368	$—	$192,003
Year ended December 31, 2019	$124,025	$29,610	$—	$153,635

Recognition of deferred tax assets is appropriate when realization of such assets is more likely than not. Based on the weight of available evidence, especially the uncertainties surrounding the realization of deferred tax assets through future taxable income, the Company believes that it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, the Company has provided a full valuation allowance against its net deferred tax assets as of December 31, 2021, 2020 and 2019. The valuation allowance decreased by $33.4 million during the year ended December 31, 2021, increased by $38.4 million during the year ended December 31, 2020, and increased by $29.6 million during the year ended December 31, 2019. During the year ended December 31, 2021 the Company established an $81.1 million deferred tax liability for the debt discount recorded to additional paid-in capital in connection the issuance of the 2026 Convertible Senior Notes. Due to our U.S. net deferred tax assets being fully offset by valuation allowance, consistent with ASU 2019-12, the recognition of the deferred tax liability was fully offset by a reduction in our required valuation allowance and no tax effects were recorded to additional paid-in capital.

In connection with the acquisition of Olika on August 11, 2021, a net deferred tax liability of $348K was established, the most significant component of which was related to the book/tax basis differences associated with the acquired trademark and customer relationships. The net deferred tax liability from this acquisition created an additional source of income to realize deferred tax assets. As the Company continues to maintain a full valuation allowance against its deferred tax assets, this additional source of income resulted in the release of the Company’s previously recorded valuation allowance against deferred assets. Consistent with the applicable guidance the release of the valuation allowance of $348K caused by the acquisition was recorded in the consolidated financial statements outside of acquisition accounting as a tax benefit to the consolidated statements of operations for the year ended December 31, 2021.

In connection with the acquisitions of MG Empower and Beauty Labs on August 11, 2021, net deferred tax liabilities of $0.7 million and $3.5 million, respectively, were established, the most significant component of which is related to the book/tax basis differences associated with the acquired technology and customer relationships. Amortization of the intangibles also contributed to the deferred tax benefit recorded in the foreign jurisdictions for the year ended December 31, 2021.

On March 11, 2021, President Biden signed the American Rescue Plan (ARPA) into law. The new law, among other things, extends and enhances a number of current-law incentives for individuals and businesses. In addition, there are corporate tax revenue raisers to ensure the broader measure complied with budget reconciliation rules under which the bill was passed. The tax law changes in the ARPA did not have a material impact on the Company's income tax provision.

As of December 31, 2021, the Company had federal net operating loss carryforwards of $794.5 million and state net operating loss carryforwards of $217.5 million available to reduce future taxable income, if any. The Internal Revenue Code of 1986, as amended, imposes restrictions on the utilization of net operating losses in the event of an “ownership change” of a corporation. Accordingly, a company’s ability to use net operating losses may be limited as prescribed under Internal Revenue Code Section 382 (IRC Section 382). Events that may cause limitations in the amount of net operating losses that the Company may use in any one year include, but are not limited to, a cumulative ownership change of more than 50% over a three-year period. During the year ended December 31, 2021, the Company experienced a greater than 50% ownership shift on March 31, 2021. Per the Section 382 analysis, this 2021 ownership change did not result in a limitation such that there would be any permanent loss of NOL or research tax credit carryovers. Any NOLs and other tax attributes generated by the Company subsequent to March 31, 2021 are currently not subject to any IRC Section 382 limitations. The Company notes that federal net operating losses generated during 2019 through 2021 have an indefinite carryover life and that NOL utilization is limited to 80% of taxable income. As of December 31, 2021, the Company had foreign net operating loss carryovers of $39.3 million.

As of December 31, 2021, the Company had federal research and development credit carryforwards of $7.8 million and California research and development credit carryforwards of $18.9 million.

If not utilized, the federal net operating loss carryforward will begin expiring in 2034, and the California net operating loss carryforward will begin expiring in 2031. The federal research and development credit carryforwards will expire starting in 2037 if not utilized. The California research and development credit carryforwards can be carried forward indefinitely.

A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

(In thousands)
Balance as of December 31, 2018	$30,127
Increases in tax positions for prior period	—
Increases in tax positions during current period	1,411
Balance as of December 31, 2019	31,538
Increases in tax positions for prior period	—
Increases in tax positions during current period	1,556
Balance as of December 31, 2020	$33,094
Lapse of statute	(6,564)
Increases in tax positions for prior period	—
Increases in tax positions during current period	1,979
Balance as of December 31, 2021	$28,509

The Company’s policy is to include interest and penalties related to unrecognized tax benefits within the provision for income taxes. The Company accrued $0, $0.3 million and $0.6 million for such interest for the years ended December 31, 2021, 2020 and 2019, respectively.

None of the unrecognized tax benefits, if recognized, would affect the effective income tax rate for any of the above years due to the valuation allowance that currently offsets deferred tax assets. The Company believes that it is reasonably possible that up to approximately $18 thousand of unrecognized tax benefits may reverse in the next 12 months.

The Company’s primary tax jurisdiction is the United States. For U.S. federal and state income tax purposes, returns for tax years from 2007 through the current year remain open and subject to examination by the appropriate federal or state taxing authorities. Brazil tax years from 2012 through the current year remain open and subject to examination.

As of December 31, 2021, the U.S. Internal Revenue Service (the IRS) has completed its audit of the Company for tax year 2008 and concluded that there were no adjustments resulting from the audit. While the statutes are closed for tax year 2008, the U.S. federal tax carryforwards (net operating losses and tax credits) may be adjusted by the IRS in the year in which the carryforward is utilized.

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

Revenue

Revenue by geography, based on each customer's location, is shown in Note 10, "Revenue Recognition".

Property, Plant and Equipment

December 31, (In thousands)	2021	2020
United States	$18,537	$14,686
Brazil	54,247	16,845
Europe	51	1,344
	$72,835	$32,875

16. Subsequent Events

Acquisition of Ecofabulous Cosmetics

On January 26, 2022, the Company and certain of its subsidiaries entered into an Agreement and Plan of Merger with Zem Joaquin and No Planet B Investments, LLC for the acquisition of 70% of No Planet B LLC (EcoFabulous Cosmetics), a privately held company providing Gen Z consumers affordably priced skin care and color cosmetics with an emphasis on sustainability, product performance and efficacy, for an aggregate consideration that consists of an issuance by the Company of shares of the Company’s common stock representing less than 1% of the Company’s outstanding shares.

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

Under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2021.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Securities Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2021 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) Internal Control-Integrated Framework (2013). Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. Based on our assessment and those criteria, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2021.

Under guidelines established by the SEC, companies are allowed to exclude an acquired business from management's report on internal control over financial reporting for the first year subsequent to the acquisition while integrating the acquired operations. Accordingly, management has excluded MG Empower, Olika and Beauty Labs from its annual report on internal control over financial reporting as of December 31, 2021. These acquired businesses collectively represented approximately 1% and 1% of the Company's consolidated total assets and total revenue, respectively, for the year ended December 31, 2021.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2021 has been audited by Macias, Gini & O’Connell LLP, an independent registered public accounting firm, as stated in their report, as shown below. Macias, Gini & O’Connell, LLP's report on the consolidated financial statements appears under Part II, Item 8 of this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the year ended December 31, 2021.

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

ITEM 9B. OTHER INFORMATION

Item 8.01. Other Events.

On January 26, 2022, Amyris, Inc. (the Company) and certain of its subsidiaries entered into an Agreement and Plan of Merger (the Merger Agreement) with Zem Joaquin and No Planet B Investments, LLC (the Selling Stockholders) for an aggregate consideration that consists of an issuance by the Company of shares of the Company’s common stock representing less than 1% of the Company’s outstanding shares (the Unregistered Securities) to the Selling Stockholders.

Furthermore, pursuant to the terms and conditions of the Merger Agreement, the Company agreed to file a prospectus supplement, which supplements the Prospectus filed with the SEC on April 7, 2021 together with a Registration Statement on Form S-3ASR (File No. 333-255105), to register the resale of the Unregistered Securities (the Offering). Each of the Selling Stockholders may sell its respective Unregistered Securities. The Company will not receive any proceeds from the Offering.

A copy of the opinion of Fenwick & West LLP, relating to the validity of certain of the shares in connection with the Offering, is filed with this Annual Report on Form 10-K as Exhibit 5.1.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

Certain information required by Part III is omitted from this Form 10-K because the registrant will file with the U.S. Securities and Exchange Commission a definitive proxy statement pursuant to Regulation 14A of the Exchange Act in connection with the solicitation of proxies for the Company’s 2022 Annual Meeting of Stockholders (the 2022 Proxy Statement) within 120 days after the end of the fiscal year covered by this Form 10-K, and certain information included therein is incorporated herein by reference.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required under this Item 10 is incorporated by reference to the 2022 Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION

The information required under this Item 11 is incorporated by reference to the 2022 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required under this Item 12 is incorporated by reference to the 2022 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required under this Item 13 is incorporated by reference to the 2022 Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required under this Item 14 is incorporated by reference to the 2022 Proxy Statement.

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

2.Financial Statement Schedule:
a.Allowance for doubtful accounts: see Note 2, "Balance Sheet Details" in Part II, Item 8 of this Annual Report on Form 10-K.
b.Deferred tax assets valuation allowance: see Note 14, "Income Taxes" in Part II, Item 8 of this Annual Report on Form 10-K.

3.Exhibits: See "Index to Exhibits" below.

ITEM 16. FORM 10-K SUMMARY

None.

INDEX TO EXHIBITS

Exhibit
No.		Description
2.01 [a]	*	Quota Purchase Agreement, dated November 17, 2017, among registrant, AB Technologies LLC and DSM Produtos Nutricionais Brasil S.A.
2.02	*	Amendment No. 1, dated December 28, 2017, to the Quota Purchase Agreement, dated November 17, 2017, among registrant, AB Technologies LLC and DSM Produtos Nutricionais Brasil S.A.
2.03	*	Amendment No. 2, dated April 16, 2019, to the Quota Purchase Agreement, dated November 17, 2017, among registrant, AB Technologies LLC and DSM Produtos Nutricionais Brasil S.A.
2.04	*	Amendment No. 3, dated February 24, 2020, to the Quota Purchase Agreement, dated November 17, 2017, among registrant, AB Technologies LLC and DSM Produtos Nutricionais Brasil S.A.
2.05	*	Amendment No. 4, dated as of March 30, 2020, to the Quota Purchase Agreement, dated November 17, 2017, among registrant, AB Technologies LLC and DSM Produtos Nutricionais Brasil S.A.
2.06	*	Amendment No. 5, dated May 22, 2020, to the Quota Purchase Agreement, dated November 17, 2017, among registrant, AB Technologies LLC and DSM Produtos Nutricionais Brasil S.A.
2.07 [b]	*	Equity Purchase Agreement, dated October 31, 2019, between registrant and Cosan US, Inc.
3.01	*	Restated Certificate of Incorporation
3.02	*	Certificate of Amendment, dated May 9, 2013, to Restated Certificate of Incorporation
3.03	*	Certificate of Amendment, dated May 12, 2014, to Restated Certificate of Incorporation
3.04	*	Certificate of Amendment, dated September 18, 2015, to Restated Certificate of Incorporation
3.05	*	Certificate of Amendment, dated May 18, 2016, to Restated Certificate of Incorporation
3.06	*	Certificate of Amendment, dated June 5, 2017, to Restated Certificate of Incorporation
3.07	*	Certificate of Amendment of the Restated Certificate of Incorporation dated May 29, 2020
3.08	*	Certificate of Amendment of the Restated Certificate of Incorporation dated May 28, 2021
3.09	*	Restated Bylaws
4.01	*	Specimen of Common Stock Certificate
4.02 [a]	*	Agreement, dated February 23, 2012, among registrant, Maxwell (Mauritius) Pte Ltd, Naxyris SA, Biolding Investment S.A., and Sualk Capital Ltd.
4.03	*	Exchange Agreement, dated July 26, 2015, between registrant and the investors listed therein
4.04	*	Letter Agreement dated as of July 29, 2015 among registrant and registrant’s security holders listed therein
4.05	*	Warrant to Purchase Stock issued July 29, 2015 by registrant to Maxwell (Mauritius) Pte Ltd
4.06	*	Warrant to Purchase Stock issued July 29, 2015 by registrant to Maxwell (Mauritius) Pte Ltd
4.07	*	Securities Purchase Agreement, dated April 8, 2016, between registrant and Bill & Melinda Gates Foundation
4.08	*	Letter Agreement re Charitable Purposes and Use of Funds, dated April 8, 2016, between registrant and the Bill & Melinda Gates Foundation
4.09	*	Form of Securities Purchase Agreement, dated May 8, 2017, between registrant and the other parties thereto
4.10	*	Amendment No. 1, dated May 30, 2017 to Securities Purchase Agreement, dated May 8, 2017, between registrant and the other parties thereto
4.11	*	Form of Common Stock Purchase Warrant (Cash Warrant) issued May 11, 2017 by registrant to the purchasers thereof (found at Exhibit C-1, herein)
4.12	*	Form of Common Stock Purchase Warrant (Dilution Warrant) issued May 11, 2017 by registrant to the purchasers thereof (found at Exhibit C-2, herein)

4.13	*	Stockholder Agreement, dated May 11, 2017, between registrant and DSM International B.V.
4.14 [a]	*	Amended and Restated Stockholder Agreement, dated August 7, 2017, between registrant and DSM International B.V.
4.15	*	Common Stock Purchase Warrant (Cash Warrant), issued May 31, 2017, by registrant to the investor named therein
4.16	*	Securities Purchase Agreement, dated August 2, 2017, between registrant and DSM International B.V.
4.17	~~*~~	Form of Stockholder Agreement, dated August 3, 2017, between registrant and affiliates of Vivo Capital LLC (found at Exhibit C, herein)
4.18	~~*~~	Common Stock Purchase Warrant issued May 10, 2019 by registrant to Silverback Opportunistic Credit Master Fund Limited
4.19	*	Form of Security Purchase Agreement, dated January 31, 2020, between registrant and certain investors
4.20	*	Form of Right to Purchase Shares of Common Stock issued January 31, 2020 by registrant to certain investors (found at Exhibit A, herein)
4.21	*	Form of Warrant Amendment Agreement, dated January 31, 2020, between registrant and certain investors
4.22	*	Warrant Amendment Agreement, dated May 1, 2020, between registrant and LMAP Kappa Limited
4.23	*	Rights Amendment Agreement, dated May 1, 2020, between registrant and Silverback Opportunistic Credit Master Fund Limited
4.24	*	Form of Security Purchase Agreement, dated June 1, 2020 or June 4, 2020, between registrant and certain accredited investors
4.25	*	Form of Amendment to Warrants to Purchase Shares of Common Stock, dated October 23, 2020, between registrant and certain investors
4.26	*	Indenture, dated as of November 15, 2021, by and between registrant and U.S. Bank National Association, as trustee
4.27	*	Description of Registrant’s Securities Registered Under Section 12 of the Exchange Act
5.01	**	Opinion of Fenwick & West LLP
10.01	*	Lease, dated August 22, 2007, between registrant and ES East Associates, LLC
10.02	*	First Amendment, dated March 10, 2008, to Lease, dated August 22, 2007, between registrant and ES East Associates, LLC
10.03	*	Second Amendment, dated April 25, 2008, to Lease, dated August 22, 2007, between registrant and ES East Associates, LLC
10.04	*	Third Amendment, dated July 31, 2008, to Lease, dated August 22, 2007, between registrant and ES East Associates, LLC
10.05	*	Fourth Amendment, dated November 14, 2009, to Lease, dated August 22, 2007, between registrant and ES East Associates, LLC
10.06	*	Fifth Amendment, dated October 15, 2010, to Lease, dated August 22, 2007, between registrant and ES East, LLC
10.07	*	Sixth Amendment, dated April 30, 2013, to Lease, dated August 22, 2007, between registrant and ES East, LLC
10.08	*	Lease dated April 25, 2008 between registrant and EmeryStation Triangle, LLC
10.09	*	Letter, dated April 25, 2008, amending Lease between registrant and EmeryStation Triangle, LLC
10.10	*	Second Amendment, dated February 5, 2010, to Lease, dated April 25, 2008, between registrant and EmeryStation Triangle, LLC
10.11	*	Third Amendment, dated May 1, 2013, to Lease, dated April 25, 2008, between registrant and EmeryStation Triangle, LLC
10.12	*	Pilot Plant Expansion Right Letter dated December 22, 2008 between registrant and EmeryStation Triangle, LLC
10.13 a c	*	Lease Agreement, dated August 10, 2011, between Amyris Brasil Ltda. And Techno Park Empreendimentos e Administração Imobiliária Ltda.

10.14 a c	*	First Amendment, dated July 31, 2013, to Lease Agreement, dated August 10, 2011, between Amyris Brasil Ltda. And Techno Park Empreendimentos e Administração Imobiliária Ltda.
10.15 [c]	*	Second Amendment, dated October 31, 2015, to Lease Agreement, dated August 10, 2011, between Amyris Brasil Ltda. And Techno Park Empreendimentos e Administração Imobiliária Ltda.
10.16 [c]	*	Third Amendment, dated March 30, 2016, to Lease Agreement, dated August 10, 2011, between Amyris Brasil Ltda. And Techno Park Empreendimentos e Administração Imobiliária Ltda.
10.17 [c]	*	Fourth Amendment, dated May 7, 2019, to Lease Agreement, dated August 10, 2011, between Amyris Brasil Ltda. And Techno Park Empreendimentos e Administração Imobiliária Ltda.
10.18 [c]	*
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

10.25	*	Lease Agreement, dated May 10, 2019, between Amyris Brotas Fermemtação de Performance Ltda. and Raízen Energia S.A.
10.26	**	1st Amendment to the Lease Agreement, dated August 13, 2020, between Amyris Brotas Fermemtação de Performance Ltda. and Raízen Energia S.A.
10.27	**	Guaranty of Lease, dated October 13, 2021, by Amyris, Inc. for the benefit of CP Logistics NVCC IV, LLC
10.28 [a]	*	Joint Venture Agreement, dated December 6, 2016, among registrant, Nikko Chemicals Co. Ltd., and Nippon Surfactant Industries Co., Ltd.
10.29 [a]	*	First Amended and Restated LLC Operating Agreement of Aprinnova, LLC (f/k/a Neossance, LLC) dated December 6, 2016
10.30 [b]	*	Supply Agreement, dated December 28, 2017, between registrant and DSM Produtos Nutricionais Brasil S.A.
10.31 [b]	*	Amendment No. 1, dated November 19, 2018, to Supply Agreement, dated December 28, 2017, between registrant and DSM Nutritional Products AG, as assignee of DSM Produtos Nutricionais Brasil S.A.
10.32 [b]	*	Amendment No. 2, dated April 16, 2019, to Supply Agreement, dated December 28, 2017 between registrant and DSM Nutritional Products AG, as assignee of DSM Produtos Nutricionais Brasil S.A.
10.33	*	Amendment No. 3, dated October 3, 2019, to Supply Agreement, dated December 28, 2017, between registrant and DSM Nutritional Products AG, as assignee of DSM Produtos Nutricionais Brasil S.A.
10.34 [a]	*	Amendment No. 4, dated December 18, 2020, to Supply Agreement, dated December 21, 2020, between registrant and DSM Nutritional Products AG, as assignee of DSM Produtos Nutricionais Brasil S.A.

10.35	*	Amendment No. 5, dated March 31, 2021, to Supply Agreement, dated December 28, 2017, between us and DSM Nutritional Products AG, as assignee of DSM Produtos Nutricionais Brasil S.A.
10.36	*	Assignment Agreement, dated December 31, 2018, between registrant and Hangzhou Xinfu Science & Tech Co. Ltd
10.37 [b]	*	Assignment and Assumption Agreement, dated April 16, 2019, among registrant, DSM Nutritional Products AG and DSM Nutritional Products Europe Ltd.
10.38	*	Amended and Restated Loan and Security Agreement, dated October 28, 2019, by and among the Company, the Subsidiary Guarantors and Foris Ventures, LLC
10.39	*	Amendment No. 1 to Amended and Restated Loan And Security Agreement, dated June 1, 2020, between registrant and Foris Ventures, LLC
10.40	*	Amendment to Amended and Restated Loan and Security Agreement, dated November 9, 2021, between registrant and Foris Ventures, LLC
10.41 [a]	*	Farnesene Framework Agreement, dated December 18, 2020, between registrant and DSM Nutritional Products Ltd.
10.42	*	Asset Purchase Agreement, dated March 31, 2021, between us and DSM Nutritional Products Ltd.
10.43	*†	Offer Letter dated September 27, 2006 between registrant and John Melo
10.44	*†	Amendment, dated December 18, 2008, to Offer Letter, dated September 27, 2006, between registrant and John Melo
10.45	*†	Amendment #1, dated May 30, 2018, to Executive Severance Plan Participation Agreement, dated December 18, 2013, between the registrant and John Melo
10.46	*†	Offer Letter, dated June 5, 2017, between registrant and Nicole Kelsey
10.47	*†	Amendment, dated September 18, 2017, to Offer Letter, dated June 5, 2017, between registrant and Nicole Kelsey
10.48	*†	Offer Letter, dated October 5, 2017, between registrant and Eduardo Alvarez
10.49	*†	Offer Letter, dated February 6, 2020, between registrant and Han Kieftenbeld
10.50	*†	2010 Equity Incentive Plan, as amended on May 22, 2018, and forms of award agreements thereunder
10.51	*†	Amended and Restated 2010 Employee Stock Purchase Plan
10.52	*†	2020 Equity Incentive Plan
10.53	*†	Form of Restricted Stock Unit Agreement for 2020 Equity Incentive Plan, as amended
10.54	*†	Form of Stock Option Agreement for 2020 Equity Incentive Plan, as amended
10.55	*†	Performance-vesting restricted stock unit award, dated August 2, 2021, between the registrant and John Melo (found at Addendum A, herein)
10.56	*†	Executive Severance Plan, effective November 6, 2013
10.57	*†	Compensation arrangements between registrant and its non-employee directors
10.58	*†	Compensation arrangements between registrant and its executive officers
10.59	*†	Form of Indemnity Agreement between registrant and its directors and executive officers
21.01	**	List of subsidiaries
23.01	**	Consent of Macias Gini & O’Connell LLP, independent registered public accounting firm
23.02	**	Consent of Fenwick & West LLP (contained in Exhibit 5.1)
24.01	**	Power of Attorney (included on signature page to this Form 10-K)
31.01	**	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(c) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.02	**	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(c) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.01	***	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.02	***	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	**	XBRL Instance Document
101.SCH	**	XBRL Taxonomy Extension Schema Document

101.CAL	**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	**	XBRL Taxonomy Extension Presentation Linkbase Document
104		Cover Page Interactive Data File (embedded within the Inline XBRL document)

a	Portions of this exhibit, which have been granted confidential treatment by the Securities and Exchange Commission, have been omitted.
b	Portions of this exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K promulgated under the Exchange Act.
c	Translation to English from Portuguese in accordance with Rule 12b-12(d) of the regulations promulgated by the Securities and Exchange Commission under the Exchange Act.
†	Management contract or compensatory plan or arrangement.
*	Incorporated by reference as an exhibit to this Report.
**	Filed with this Report.
***	Furnished with this Report

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMYRIS, INC.

By:	/s/ John G. Melo
John G. Melo
President and Chief Executive Officer
March 9, 2022

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

Signature	Title	Date

/s/ John G. Melo John G. Melo	Director, President and Chief Executive Officer (Principal Executive Officer)	March 9, 2022

/s/ Han Kieftenbeld Han Kieftenbeld	Chief Financial Officer (Principal Financial Officer)	March 9, 2022

/s/ Anthony Hughes Anthony Hughes	Chief Accounting Officer (Principal Accounting Officer)	March 9, 2022

/s/ John Doerr John Doerr	Director	March 9, 2022

/s/ Ana Dutra Ana Dutra	Director	March 9, 2022

/s/ Geoffrey Duyk Geoffrey Duyk	Director	March 9, 2022

/s/ Philip Eykerman Philip Eykerman	Director	March 9, 2022

/s/ Frank Kung Frank Kung	Director	March 9, 2022

/s/ James McCann James McCann	Director	March 9, 2022

/s/ Steve Mills Steve Mills	Director	March 9, 2022

/s/ Ryan Panchadsaram Ryan Panchadsaram	Director	March 9, 2022

/s/ Lisa Qi Lisa Qi	Director	March 9, 2022

/s/ Julie Washington Julie Washington	Director	March 9, 2022