Form 10-Q
period 2022-03-31
AMYRIS, INC.
filed 2022-05-10
CIK 1365916

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Shares outstanding of the Registrant's common stock:

Class	Outstanding as of May 3, 2022
Common Stock, $0.0001 par value per share	319,714,436

AMYRIS, INC.

PART I
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
AMYRIS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In thousands, except shares and per share amounts)	March 31, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$287,886	$483,462
Restricted cash	174	199
Accounts receivable, net of allowance of $965 and $945, respectively	37,400	37,074
Accounts receivable - related party, net of allowance of $0 and $0, respectively	7,279	5,667
Contract assets	3,883	4,227
Contract assets - related party	8,816	—
Inventories	82,296	75,070
Prepaid expenses and other current assets	43,202	33,513
Total current assets	470,936	639,212
Property, plant and equipment, net	125,264	72,835
Restricted cash, noncurrent	4,651	4,651
Recoverable taxes from Brazilian government entities	22,572	16,740
Right-of-use assets under financing leases, net	457	7,342
Right-of-use assets under operating leases, net	58,937	32,428
Goodwill	136,005	131,259
Intangible assets, net	56,094	39,265
Other assets	23,534	10,566
Total assets	$898,450	$954,298
Liabilities, Mezzanine Equity and Stockholders' (Deficit) Equity
Current liabilities:
Accounts payable	$88,292	$79,666
Accrued and other current liabilities	80,554	71,457
Financing lease liabilities	12	140
Operating lease liabilities	8,120	7,689
Contract liabilities	1,554	2,530
Debt, current portion	1,055	896
Related party debt, current portion (includes instrument measured at fair value of $86,630 and $107,427, respectively)	86,630	107,427
Total current liabilities	266,217	269,805
Long-term debt, net of current portion	672,005	309,061
Financing lease liabilities, net of current portion	58	61
Operating lease liabilities, net of current portion	37,059	19,829
Derivative liabilities	5,247	7,062
Acquisition-related contingent consideration (Note 3 and Note 7)	40,251	64,762
Other noncurrent liabilities	3,490	4,510
Total liabilities	1,024,327	675,090
Commitments and contingencies
Mezzanine equity:
Contingently redeemable common stock	5,000	5,000
Contingently redeemable noncontrolling interest	31,437	28,520
Stockholders’ (deficit) equity:
Preferred stock - $0.0001 par value, 5,000,000 shares authorized as of March 31, 2022 and December 31, 2021; zero shares issued and outstanding as of March 31, 2022 and December 31, 2021	—	—
Common stock - $0.0001 par value, 450,000,000 shares authorized as of March 31, 2022 and December 31, 2021; 317,975,269 and 308,899,906 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	32	31
Additional paid-in capital	2,337,634	2,656,838
Accumulated other comprehensive loss	(37,483)	(52,769)
Accumulated deficit	(2,458,973)	(2,357,661)
Total Amyris, Inc. stockholders’ (deficit) equity	(158,790)	246,439
Noncontrolling interest	(3,524)	(751)
Total stockholders' (deficit) equity	(162,314)	245,688
Total liabilities, mezzanine equity and stockholders' (deficit) equity	$898,450	$954,298

See the accompanying notes to the unaudited condensed consolidated financial statements.

AMYRIS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
(In thousands, except shares and per share amounts)	2022	2021
Revenue:
Renewable products (includes related party revenue of $4,412 and $1,662, respectively)	$43,465	$28,179
Licenses and royalties (includes related party revenue of $8,816 and $143,612, respectively)	9,313	143,800
Collaborations, grants and other (includes related party revenue of $2,000 and $2,000, respectively)	4,931	4,880
Total revenue (includes related party revenue of $15,228 and $147,274, respectively)	57,709	176,859
Cost and operating expenses:
Cost of products sold	48,995	22,659
Research and development	26,358	23,332
Sales, general and administrative	106,916	37,922
Total cost and operating expenses	182,269	83,913
(Loss) income from operations	(124,560)	92,946
Other income (expense):
Interest expense	(5,263)	(5,813)
Gain (loss) from change in fair value of derivative instruments	1,815	(22,745)
Gain (loss) from change in fair value of debt	20,796	(326,785)
Loss upon extinguishment of debt	—	(27,313)
Other expense, net	(3,052)	(678)
Total other income (expense), net	14,296	(383,334)
Loss before income taxes and loss from investment in affiliate	(110,264)	(290,388)
Benefit from (provision for) income taxes	820	(55)
(Loss) income from investment in affiliate	(789)	392
Net loss	(110,233)	(290,051)
Loss (income) attributable to noncontrolling interest	2,928	(1,200)
Net loss attributable to Amyris, Inc.	(107,305)	(291,251)
Less: loss allocated to participating securities	—	2,099
Net loss attributable to Amyris, Inc. common stockholders, basic	$(107,305)	$(289,152)

Net loss per share attributable to common stockholders, basic	$(0.34)	$(1.08)
Weighted-average shares of common stock outstanding used in computing net loss per share of common stock, basic	312,896,452	267,733,555

Net loss per share attributable to common stockholders, diluted	$(0.37)	$(1.08)
Weighted-average shares of common stock outstanding used in computing net loss per share of common stock, diluted	323,711,682	267,733,555

See the accompanying notes to the unaudited condensed consolidated financial statements.

AMYRIS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended March 31,
(In thousands)	2022	2021
Comprehensive loss:
Net loss	$(110,233)	$(290,051)
Foreign currency translation adjustment	15,286	(2,038)
Total comprehensive loss	(94,947)	(292,089)
Loss (income) attributable to noncontrolling interest	2,928	(1,200)
Comprehensive loss attributable to Amyris, Inc.	$(92,019)	$(293,289)

See the accompanying notes to the unaudited condensed consolidated financial statements.

AMYRIS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
AND MEZZANINE EQUITY
(Unaudited)

	Preferred Stock		Common Stock
(In thousands, except number of shares)	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Noncontrolling Interest	Total Stockholders' Deficit	Mezzanine Equity - Contingently Redeemable Common Stock	Mezzanine Equity - Contingently Redeemable Noncontrolling Interest
Balances at December 31, 2021	—	$—	308,899,906	$31	$2,656,838	$(52,769)	$(2,357,661)	$(751)	$245,688	$5,000	$28,520
Cumulative effect of change in accounting principle for ASU 2020-06 (see "Significant Accounting Policies" in Note 1)	—	—	—	—	(367,974)	—	5,993	—	(361,981)	—	—
Acquisitions	—	—	—	—	—	—	—	155	155	—	2,917
Issuance of common stock and payment of minimum employee taxes withheld upon net share settlement of restricted stock	—	—	528,704	—	(3)	—	—	—	(3)	—	—
Issuance of common stock as purchase consideration in business combinations	—	—	7,121,806	1	33,093	—	—	—	33,094	—	—
Issuance of common stock upon exercise of stock options	—	—	33,250	—	98	—	—	—	98	—	—
Issuance of common stock upon exercise of warrants	—	—	1,391,603	—	3,994	—	—	—	3,994	—	—
Stock-based compensation	—	—	—	—	11,588	—	—	—	11,588	—	—
Foreign currency translation adjustment	—	—	—	—	—	15,286	—	—	15,286	—	—
Net loss attributable to Amyris, Inc.	—	—	—	—	—	—	(107,305)	(2,928)	(110,233)	—	—
Balances as of March 31, 2022	—	$—	$317,975,269	$32	$2,337,634	$(37,483)	$(2,458,973)	$(3,524)	$(162,314)	$5,000	$31,437

Balances at December 31, 2020	8,280	$—	244,951,446	$24	1,957,224	$(47,375)	$(2,086,692)	$4,774	$(172,045)	$5,000	$—
Issuance of common stock and payment of minimum employee taxes withheld upon net share settlement of restricted stock	—	—	496,341	—	(2)	—	—	—	(2)	—	—
Issuance of common stock upon conversion of debt principal, net of 2,600,000 pre-delivery shares returned to Amyris	—	—	5,827,164	1	110,574	—	—	—	110,575	—	—
Issuance of common stock upon exercise of stock options	—	—	377,542	—	1,920	—	—	—	1,920	—	—
Issuance of common stock upon exercise of warrants	—	—	15,557,480	2	32,217	—	—	—	32,219	—	—
Issuance of common stock upon exercise of warrants - related party	—	—	6,056,944	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	4,281	—	—	—	4,281	—	—
Foreign currency translation adjustment	—	—	—	—		(2,038)	—	—	(2,038)	—	—
Net loss attributable to Amyris, Inc.	—	—	—	—		—	$(291,251)	$1,200	(290,051)	—	$—
Balances at March 31, 2021	8,280	$—	$273,266,917	$27	$2,106,214	$(49,413)	$(2,377,943)	$5,974	$(315,141)	$5,000	$—

See the accompanying notes to the unaudited condensed consolidated financial statements.

AMYRIS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
(In thousands)	2022	2021
Operating activities
Net loss	$(110,233)	$(290,051)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of debt discount	962	713
Amortization of intangible assets	892	—
Amortization of right-of-use assets under operating leases	754	750
Depreciation and amortization	2,400	2,114
(Gain) loss from change in fair value of debt	(20,796)	326,785
(Gain) loss from change in fair value of derivative instruments	(1,815)	22,745
Loss (gain) from investment in affiliate	789	(392)
Loss on foreign currency exchange rates	1,519	408
Loss upon extinguishment of debt	—	27,313
Stock-based compensation	11,588	4,281
Changes in assets and liabilities:
Accounts receivable	(1,554)	17,275
Contract assets	(8,472)	(3,208)
Inventories	(5,001)	(5,686)
Deferred cost of products sold - related party	—	5,129
Prepaid expenses and other assets	(23,881)	(8,207)
Accounts payable	5,007	4,154
Accrued and other liabilities	6,026	4,011
Lease liabilities	(9,658)	(1,185)
Contract liabilities	(969)	1,702
Net cash provided by (used in) operating activities	(152,442)	108,651
Investing activities
Purchases of property, plant and equipment	(33,751)	(2,493)
Acquisitions, net of cash acquired	(13,535)	—
Net cash used in investing activities	(47,286)	(2,493)
Financing activities
Issuance costs incurred in connection with debt modification	—	(2,500)
Payment of minimum employee taxes withheld upon net share settlement of restricted stock units	(3)	(2)
Principal payments on debt	—	(23,196)
Principal payments on financing leases	(131)	(912)
Proceeds from exercises of common stock options	98	1,920
Proceeds from exercises of warrants	3,994	32,219
Net cash provided by financing activities	3,958	7,529
Effect of exchange rate changes on cash, cash equivalents and restricted cash	169	(44)
Net increase in cash, cash equivalents and restricted cash	(195,601)	113,643
Cash, cash equivalents and restricted cash at beginning of period	488,312	31,422
Cash, cash equivalents and restricted cash at end of the period	$292,711	$145,065

Reconciliation of cash, cash equivalents and restricted cash to the condensed consolidated balance sheets
Cash and cash equivalents	$287,886	$143,821
Restricted cash, current	174	283
Restricted cash, noncurrent	4,651	961
Total cash, cash equivalents and restricted cash	$292,711	$145,065

See the accompanying notes to the unaudited condensed consolidated financial statements.

AMYRIS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, Continued
(Unaudited)

	Three Months Ended March 31,
(In thousands)	2022	2021
Supplemental disclosures of cash flow information:
Cash paid for interest	$52	$3,275

Supplemental disclosures of non-cash investing and financing activities:
Acquisition of intangible assets in connection with business combinations	$18,417	$—
Acquisition of right-of-use assets under operating leases	$27,165	$—
Common stock and warrants issued in exchange for debt principal and accrued interest reduction	$—	$110,575
Common stock issued as purchase consideration in business combinations	$33,094	$—
Derecognition of derivative liabilities to equity upon extinguishment of debt	$—	$59
Goodwill recorded in connection with business combinations	$7,666	$—
Noncontrolling interest recorded in connection with business combinations	$3,072	$—
Unpaid property, plant and equipment balances in accounts payable and accrued liabilities at end of period	$4,995	$1,121

See the accompanying notes to the unaudited condensed consolidated financial statements.

AMYRIS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Basis of Presentation and Summary of Significant Accounting Policies

Amyris, Inc. and subsidiaries (collectively, Amyris or the Company) is a biotechnology company delivering sustainable solutions for people and the planet. The Company creates, manufactures and commercializes consumer products and ingredients. Currently, the largest driver of the Company's revenue is derived from marketing and selling Clean Beauty, Personal Care and Health & Wellness consumer products through direct-to-consumer ecommerce platforms and a growing network of retail partners. The Company also sells sustainable ingredients to sector leaders that serve Flavor & Fragrance (F&F), Nutrition, Food & Beverage, and Clean Beauty & Personal Care end markets. The Company's ingredients and consumer products are powered by the Company's fermentation-based Lab-to-MarketTM technology platform, which leverages state-of-the-art machine learning, robotics and artificial intelligence, enabling the Company to rapidly bring new innovation to market.

The accompanying unaudited condensed consolidated financial statements of Amyris, Inc. should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2021 (the 2021 Form 10-K), from which the condensed consolidated balance sheet as of December 31, 2021 is derived. The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the accompanying interim condensed consolidated financial statements do not include all the information and notes required by U.S. GAAP for complete financial statements. The accompanying condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, that are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Interim results are not necessarily indicative of results for a full year.

Significant Accounting Policies

Note 1, "Basis of Presentation and Summary of Significant Accounting Policies", to the audited consolidated financial statements in the 2021 Form 10-K includes a discussion of the significant accounting policies and estimates used in the preparation of the Company’s condensed consolidated financial statements. There have been no material changes to the Company's significant accounting policies and estimates during the three months ended March 31, 2022.

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

Accounting Update Recently Adopted

In the three months ended March 31, 2022, the Company adopted this accounting update:

Convertible Debt, and Derivatives and Hedging. In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, to improve financial reporting associated with accounting for convertible instruments and contracts in an entity’s own equity. ASU 2020-06 became effective for the Company in the first quarter of 2022. Adoption of this standard on January 1, 2022 in connection with the 2026 Convertible Senior Notes (see Note 4, "Debt"), decreased additional paid-in capital by $368.0 million, increased debt by the same amount and decreased accumulated deficit by $6.0 million for debt discount accretion expense that was recorded prior to adoption.

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

2. Balance Sheet Details

Allowance for Doubtful Accounts

(In thousands)	Balance at Beginning of Period	Provisions	Write-offs, Net	Balance at End of Period
Three months ended March 31, 2022	$945	$20	$—	$965
Three months ended March 31, 2021	$137	$17	$—	$154

Inventories

(In thousands)	March 31, 2022	December 31, 2021
Raw materials	$27,764	$25,733
Work-in-process	6,949	6,941
Finished goods	47,583	42,396
Inventories	$82,296	$75,070

Prepaid Expenses and Other Current Assets

(In thousands)	March 31, 2022	December 31, 2021
Prepayments, advances and deposits	$34,444	$25,140
Non-inventory production supplies	3,762	3,956
Recoverable taxes from Brazilian government entities	1,298	1,188
Other	3,698	3,229
Total prepaid expenses and other current assets	$43,202	$33,513

Property, Plant and Equipment, Net

(In thousands)	March 31, 2022	December 31, 2021
Manufacturing facilities and equipment	$69,126	$51,855
Leasehold improvements	48,483	45,780
Computers and software	9,481	9,174
Furniture and office equipment, vehicles and land	3,789	3,688
Construction in progress	89,656	48,032
	220,535	158,529
Less: accumulated depreciation and amortization	(95,271)	(85,694)
Property, plant and equipment, net	$125,264	$72,835

During the three months ended March 31, 2022 and 2021, depreciation and amortization expense, including amortization of right-of-use assets under financing leases, was as follows:

	Three Months Ended March 31,
(In thousands)	2022	2021
Depreciation and amortization expense	$2,400	$2,114

Goodwill

The changes in the carrying amount of goodwill were as follows:

(In thousands)	March 31, 2022
Balance at beginning of year	$131,259
Acquisitions	7,666
Effect of currency translation adjustment	(2,920)
Ending balance	$136,005

Additions to goodwill during the three months ended March 31, 2022 related to acquisitions completed during the period. See Note 7, "Acquisitions".

Intangible Assets, Net

During the three months ended March 31, 2022, the Company recorded $18.4 million of intangible assets which related to customer relationships, trademarks and trade names, branded products, and software as a result of the acquisitions completed during the period. See Note 7, "Acquisitions".

The following table summarizes the components of intangible assets (in thousands, except estimated useful life):

		March 31, 2022			December 31, 2021
Amounts in thousands	Estimated Useful Life (in Years)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Trademarks and trade names, and branded products	10	$25,704	$(953)	$24,751	$11,484	$(496)	$10,988
Customer relationships	5 - 16	8,638	(474)	8,164	8,197	(267)	7,930
Developed technology and software applications	5 - 12	23,003	(400)	22,603	19,962	(200)	19,762
Patents	17	600	(24)	576	600	(15)	585
Total intangible assets		$57,945	$(1,851)	$56,094	$40,243	$(978)	$39,265

Amortization expense for intangible assets was $0.9 million for the three months ended March 31, 2022 and is included in general and administrative expenses.

Total future amortization of intangible assets as of March 31, 2022 is as follows (in thousands):

Amounts in thousands
2022 (remainder)	$3,188
2023	5,875
2024	7,027
2025	7,177
2026	6,933
Thereafter	25,894
Total future amortization	$56,094

Leases

Operating Leases

The Company has operating leases primarily for administrative offices, laboratory equipment and other facilities. The operating leases have remaining terms that range from 1 to 18 years, and often include one or more options to renew. These renewal terms can extend the lease term for an additional 1 to 5 years and are included in the lease term when it is reasonably certain that the Company will exercise the option. The operating leases are classified as ROU assets under operating leases on the Company's condensed consolidated balance sheets and represent the Company’s right to use the underlying asset for the lease term. The Company’s obligation to make operating lease payments is included in "Lease liabilities" and "Lease liabilities, net of current portion" on the Company's condensed consolidated balance sheets. Operating lease right-of-use assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. The Company had $58.9 million and $32.4 million of right-of-use assets as of March 31, 2022 and December 31, 2021, respectively. Operating lease liabilities were $45.2 million and $27.5 million as of March 31, 2022 and December 31, 2021, respectively. During the three months ended March 31, 2022 and 2021, respectively, the Company recorded $3.7 million and $1.8 million of operating lease amortization that was charged to expense, of which $0.3 million and $0.2 million was recorded to cost of products sold.

Because the rate implicit in each lease is not readily determinable, the Company uses its incremental borrowing rate to determine the present value of the lease payments. The Company has certain contracts for real estate and marketing which may contain lease and non-lease components which it has elected to treat as a single lease component.

Information related to the Company's right-of-use assets and related lease liabilities were as follows:

	Three Months Ended March 31,
	2022	2021
Cash paid for operating lease liabilities, in thousands	$3,045	$1,185
Right-of-use assets obtained in exchange for new operating lease obligations, in thousands	$18,759	$—
Weighted-average remaining lease term	8.7	2.7
Weighted-average discount rate	19.0%	18.0%

Financing Leases

The Company has financing leases primarily for laboratory equipment. Assets purchased under financing leases are included in "Right-of-use assets under financing leases, net" on the condensed consolidated balance sheets. For financing leases, the associated assets are depreciated or amortized over the shorter of the relevant useful life of each asset or the lease term. Accumulated amortization of assets under financing leases totaled $1.3 million and $6.8 million as of March 31, 2022 and December 31, 2021, respectively.

Maturities of Financing and Operating Leases

Maturities of lease liabilities as of March 31, 2022 were as follows:

Years ending December 31: (In thousands)	Financing Leases	Operating Leases	Total Leases
2022 (Remaining Nine Months)	$16	$10,038	$10,054
2023	22	11,638	11,660
2024	21	9,145	9,166
2025	21	8,964	8,985
2026	16	8,953	8,969
Thereafter	—	51,221	51,221
Total lease payments	96	99,959	100,055
Less: amount representing interest	(26)	(54,780)	(54,806)
Total lease liability	$70	$45,179	$45,249

Current lease liability	$12	$8,120	$8,132
Noncurrent lease liability	58	37,059	37,117
Total lease liability	$70	$45,179	$45,249

Other Assets

(In thousands)	March 31, 2022	December 31, 2021
Investment in non-trade receivable(1)	$10,049	$—
Equity-method investments in affiliates	9,654	9,443
Deposits	447	129
Other	3,384	994
Total other assets	$23,534	$10,566
______________
(1) In March 2022, the Company loaned a privately held company $10 million in exchange for a senior secured convertible promissory note (the Note) which matures in March 2025, unless earlier redeemed or converted into equity of the privately held company. The Note bears interest at 8% per annum and is convertible, at the Company's option, into equity of the privately held company upon maturity of the Note or in the event of an initial public offering, equity financing, or corporate transaction (such as a sale or merger), in each case, at a conversion price that is dependent on a variety of factors. In addition, the Note is redeemable prior to maturity, at the issuer's option, in the event of one or more equity or debt financings, one or more asset sales, or an initial public offering, in each case equal to or greater than $50 million in the aggregate. The Company concluded that the arrangement qualifies for accounting as a loan as required by ASC 310-10. The Company will periodically evaluate the collectibility of the loan, and an allowance for credit losses will be recorded when the Company concludes that all or a portion of the loan balance is no longer collectible.

Accrued and Other Current Liabilities

(In thousands)	March 31, 2022	December 31, 2021
Business acquisitions contingent consideration payable(1)	$24,872	$—
Accrued interest	12,957	9,572
Payroll and related expenses	11,178	9,151
Liability in connection with acquisition of equity-method investment	9,309	8,735
Beauty Labs deferred consideration payable(2)	5,369	30,000
Asset retirement obligation(3)	4,145	3,336
Professional services	3,057	2,447
Contract termination fees	1,407	1,345
Tax-related liabilities	1,233	988
License fee payable	1,050	1,050
Other	5,977	4,833
Total accrued and other current liabilities	$80,554	$71,457
______________
(1)    Business acquisitions contingent consideration payable is the current portion of total acquisition-related contingent consideration.
(2)    Approximately $23.7 million of the $30.0 million of Beauty Labs deferred consideration was settled with Amyris common stock in March 2022.
(3)    The asset retirement obligation represents liabilities incurred but not yet discharged in connection with the Company's 2013 abandonment of a partially constructed facility in Pradópolis, Brazil.

3. Fair Value Measurement

Liabilities Measured and Recorded at Fair Value on a Recurring Basis

The following tables summarize liabilities measured at fair value, and the respective fair value by input classification level within the fair value hierarchy:

(In thousands)	March 31, 2022				December 31, 2021
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Liabilities
Foris Convertible Note (LSA Amendment)	$—	$—	$86,630	$86,630	$—	$—	$107,427	$107,427
Freestanding derivative instruments issued in connection with debt and equity instruments	—	—	5,247	5,247	—	—	7,062	7,062
Total liabilities measured and recorded at fair value	$—	$—	$91,877	$91,877	$—	$—	$114,489	$114,489

The Company did not hold any financial assets to be measured and recorded at fair value on a recurring basis as of March 31, 2022 and December 31, 2021. Also, there were no transfers between the levels during the three months ended March 31, 2022 or the year ended December 31, 2021.

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

Fair Value of Debt — Foris Convertible Note

At March 31, 2022, the contractual outstanding principal of the Foris Convertible Note was $50.0 million, and fair value was $86.6 million. The Company remeasured the fair value of the Foris Convertible Note under a binomial lattice model (which is discussed in further detail below) using the following inputs: (i) $4.36 stock price, (ii) 21% discount yield, (iii) 0.52% risk free interest rate (iv) 45% equity volatility and (v) 5% probability of change in control. The Company assumed that if a change of control event were to occur, it would occur at the end of the calendar year. For the three months ended March 31, 2022, the Company recorded a gain of $20.8 million related to change in fair value of the Foris Convertible Note. The most sensitive input to the valuation model is the Company’s stock price in relation to the $3.00 conversion price.

Binomial Lattice Model

A binomial lattice model was used to determine whether the Foris Convertible Note would be converted, called or held at each decision point. Within the lattice model, the following assumptions are made: (i) the convertible note will be converted early if the conversion value is greater than the holding value and (ii) the convertible note will be called if the holding value is greater than both (a) redemption price and (b) the conversion value at the time. If the convertible note is called, the holder will maximize their value by finding the optimal decision between (1) redeeming at the redemption price and (2) converting the convertible note. Using this lattice method, the Company valued the Foris Convertible Note using the "with-and-without method", where the fair value of the Foris Convertible Note including the embedded features is defined as the "with," and the fair value of the Foris Convertible Note excluding the embedded features is defined as the "without." This method estimates the fair value of the Foris Convertible Note by considering the incremental value of the Foris Convertible Note with the embedded features. The lattice model uses the stock price, conversion price, maturity date, risk-free interest rate, estimated stock volatility, estimated credit spread and other instrument-specific assumptions. The Company remeasures the fair value of the Foris Convertible Note and records the change as a gain or loss from change in fair value of debt in the statement of operations for each reporting period.

Derivative Liabilities Recognized in Connection with the Issuance of Debt Instruments

The following table provides a reconciliation of the beginning and ending balances for the Company's derivative liabilities recognized in connection with the issuance of debt instruments, either freestanding or embedded, measured at fair value using significant unobservable inputs (Level 3):

(In thousands)	Derivative Liability
Balance at December 31, 2021	$7,062
Change in fair value of derivative instruments	(1,815)
Derecognition on settlement or extinguishment	—
Balance at March 31, 2022	$5,247

Valuation Methodology and Approach to Measuring the Derivative Liabilities

The Company's outstanding derivative liabilities at March 31, 2022 and December 31, 2021 represent the fair value of a freestanding equity instrument. See Note 6, "Stockholders' Deficit" for further information regarding the host instrument. There is no current observable market for this type of derivative and, as such, the Company determined the fair value of the freestanding instrument using the Black-Scholes-Merton option pricing model, which is discussed in more detail below.

The Company used the Black-Scholes-Merton option pricing model to determine the fair value of its liability classified warrants as of March 31, 2022 and December 31, 2021. Input assumptions for the freestanding instrument are as follows:

	Range for the Period
Input assumptions for liability classified warrants:	March 31, 2022	December 31, 2021
Fair value of common stock on issue date	$4.36	$5.41
Exercise price of warrants	$2.87	$2.87
Expected volatility	106%	107%
Risk-free interest rate	2.28%	0.07% – 0.28%
Expected term in years	2	2
Dividend yield	0.0%	0.0%

Changes in valuation assumptions can have a significant impact on the valuation of the freestanding derivative liabilities and debt that the Company elects to account for at fair value. For example, all other things being equal, generally, an increase in the Company’s stock price, change of control probability, risk-adjusted yields, term to maturity/conversion or stock price volatility increases the value of the derivative liability.

Acquisition related contingent consideration

The fair value of acquisition related contingent consideration (Earnout Payments) was determined using a Monte Carlo simulation to estimate the probability of the acquired business units achieving the relevant financial and operational milestones. The model results reflect the time value of money, non-performance risk within the required time frame and the risk due to uncertainty in the estimated cash flows. Key inputs to the Monte Carlo simulation for the MenoLabs acquisition were: Revenue Risk Adjustment of 6.2% and Annual Revenue Volatility of 35%. A significant decrease or increase in an acquired business unit’s financial performance and the timing of such changes could materially decrease or increase the fair value of contingent consideration period over period. Contingent consideration is recorded in other liabilities in the accompanying consolidated balance sheets.

The fair value of contingent consideration is classified as Level 3. The changes in fair value are as follows:

(In thousands)	March 31, 2022
Beginning balance January 1, 2022	$64,762
MenoLabs acquisition	440
Adjustment	(79)
Change in fair value of contingent consideration	—
Ending balance March 31, 2022	$65,123

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

Assets and Liabilities Recorded at Carrying Value

Financial Assets and Liabilities

The carrying amounts of certain financial instruments, such as cash equivalents, accounts receivable, prepaid expenses and other current assets, accounts payable and other current accrued liabilities, approximate fair value due to their relatively short maturities and low market interest rates, if applicable. Loans payable and credit facilities are recorded at carrying value, which is representative of fair value at the date of acquisition. The Company estimates the fair value of these instruments using observable market-based inputs (Level 2). The carrying amount (the total amount of net debt presented on the balance sheet) of the Company's debt at March 31, 2022 and at December 31, 2021, excluding the debt instruments recorded at fair value, was $673.1 million and $310.0 million, respectively. The fair value of such debt at March 31, 2022 and at December 31, 2021 was $249.3 million and $328.0 million, respectively, and was determined by (i) discounting expected cash flows using current market discount rates estimated for certain of the debt instruments and (ii) using third-party fair value estimates for the remaining debt instruments.

4. Debt

Net carrying amounts of debt are as follows:

	March 31, 2022				December 31, 2021
(In thousands)	Principal	Unaccreted Debt Discount	Change in Fair Value	Net	Principal	Unaccreted Debt Discount	Change in Fair Value	Net
Convertible notes
2026 convertible senior notes	$690,000	$(17,995)	$—	$672,005	$690,000	$(380,939)	$—	$309,061

Related party convertible notes
Foris convertible note (due July 2022)	50,041	—	36,589	86,630	50,041	—	57,386	107,427

Loans payable and credit facilities
Other loans payable (revolving)	1,055	—	—	1,055	896	—	—	896
Total debt	$741,096	$(17,995)	$36,589	759,690	$740,937	$(380,939)	$57,386	417,384
Less: current portion				(87,686)				(108,323)
Long-term debt, net of current portion				$672,004				$309,061

Interest expense was as follows:

	Three Months Ended March 31,
(In thousands)	2022	2021
Contractual interest expense in connection with debt	$3,415	$3,553
Debt discount accretion	962	713
Interest expense in connection with debt	4,377	4,266
Financing lease interest expense	3	165
Discount accretion on liability in connection with acquisition of equity-method investment and with partnership liability, and other	883	1,382
Total interest expense	$5,263	$5,813

Adoption of ASU 2020-06

ASU 2020-06 became effective for the Company in the first quarter of 2022. The January 1, 2022 adoption of this standard, in connection with the 2026 Convertible Senior Notes, decreased additional paid-in capital by $368.0 million, increased debt by the same amount, and decreased the accumulated deficit by $6.0 million for debt discount accretion expense that was recorded prior to adoption.

Future Minimum Payments

Future minimum payments under the Company's debt agreements as of March 31, 2022 are as follows:

(In thousands)	Convertible Notes	Related Party Convertible Notes	Loans Payable and Credit Facilities	Total
2022 (Remaining Nine Months)	$10,321	$59,578	$157	$70,056
2023	10,350	—	1,129	11,479
2024	10,350	—	—	10,350
2025	10,350	—	—	10,350
2026	700,379	—	—	700,379
Thereafter	—	—	—	—
Total future minimum payments	741,750	59,578	1,286	802,614
Less: amount representing interest	(51,750)	(9,537)	(231)	(61,518)
Present value of minimum debt payments	690,000	50,041	1,055	741,096
Less: current portion of debt principal	—	(50,041)	—	(50,041)
Noncurrent portion of debt principal	$690,000	$—	$1,055	$691,055

5. Mezzanine Equity

Gates Foundation

Contingently redeemable common stock as of March 31, 2022 and December 31, 2021 is comprised of proceeds from shares of common stock sold on May 10, 2016 to the Bill & Melinda Gates Foundation (the Gates Foundation). In connection with the stock sale, the Company and the Gates Foundation entered into an agreement under which the Company agreed to expend an aggregate amount not less than the proceeds from the stock sale to develop a yeast strain that produces artemisinic acid and/or amorphadiene at a low cost and to supply such artemisinic acid and amorphadiene to companies qualified to convert artemisinic acid and amorphadiene to artemisinin for inclusion in artemisinin combination therapies used to treat malaria. If the Company defaults on its obligation to use the proceeds from the stock sale as set forth above or defaults under certain other commitments in the agreement, the Gates Foundation will have the right to request that the Company redeem, or facilitate the purchase by a third party, the shares then held by the Gates Foundation at a price per share equal to the greater of (i) the closing price of the Company’s common stock on the trading day prior to the redemption or purchase, as applicable, or (ii) an amount equal to $17.10 plus a compounded annual return of 10%. The Company concluded a redemption event was not probable to occur. As of March 31, 2022, the Company's remaining research and development obligation under this arrangement was $0.2 million.

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

The redemption price of this common-share noncontrolling interest is considered to be at fair value on the redemption date. Ingredion’s noncontrolling interest is not currently redeemable and the Company concluded a contingent redemption event is not probable to occur. The primary redemption contingency relates to a decrease in Ingredion’s ownership percentage below 8.4%, which is not likely to occur given that capital transactions require the unanimous consent of each member. Consequently, the noncontrolling interest will not be subsequently remeasured to its redemption amount until such contingency event and the related redemption are probable to occur; however, the Company will continue to reflect the attribution of any losses and distribution of dividends to the noncontrolling interest each quarter in accordance with ASC 810-10. At the transaction date, the Company recorded the $28.5 million noncontrolling interest in RealSweet as Mezzanine equity - contingently redeemable noncontrolling interest, which represented the value of Ingredion’s 31% ownership interest in the net assets of the RealSweet subsidiary. Under the terms of the MIPA, Amyris, Inc., is funding the construction costs of the project, which are estimated to be approximately $115 million. As of March 31, 2022, the Company has funded approximately $68 million towards the project and has $38 million of contractual purchase commitments for construction related costs.

EcoFabulous Contingently Redeemable Noncontrolling Interest in Subsidiary

On January 26, 2022, the Company and certain of its subsidiaries entered into an Agreement and Plan of Merger for the acquisition of 70% of No Planet B LLC (d/b/a EcoFabulous), a privately held company. In connection with the merger, the name of No Planet B LLC has been changed to EcoFab, LLC (EcoFab). No Planet B Investments, LLC holds 30% of the outstanding units of membership interests in EcoFab as of the effective time of the merger (the Minority Member). See Note 7, "Acquisitions". Concurrently, the Company and No Planet B Investments, LLC entered into the EcoFab, LLC Agreement, the terms of which provide the Minority Member a right to require EcoFab to repurchase its 30% noncontrolling interest after (i) EcoFab achieving Net Revenues in excess of $100 million on an annualized basis or, if earlier, (ii) December 31, 2026. The Company concluded this provision was not solely within its control and EcoFab’s contingently redeemable noncontrolling interest should be reflected outside of permanent equity in accordance with SEC’s Accounting Series Release 268, Presentation in Financial Statements of Redeemable Preferred Stocks (ASR 268) and ASC 480-10-S99, “Distinguishing Liabilities from Equity” (ASC 480).

The redemption price of this noncontrolling interest is considered to be at fair value on the redemption date. EcoFab’s noncontrolling interest is not currently redeemable and the Company concluded a contingent redemption event is probable to occur as the redemption date is no later than December 31, 2026. As a result, the noncontrolling interest will be recorded at the higher of (1) the cumulative amount that would result from applying the measurement guidance in ASC 810-10 (i.e., initial carrying amount, increased or decreased for the noncontrolling interest’s share of net income or loss, OCI or other comprehensive loss, and dividends) or (2) the redemption price. When it is determined the redemption price exceeds the noncontrolling interest’s carrying amount, the Company will record an ASC 480 measurement adjustment. As of March 31, 2022, the Company recorded $2.9 million EcoFab noncontrolling interest as Mezzanine equity - contingently redeemable noncontrolling interest, which included $3.1 million of the initial value of the Minority Member’s 30% ownership interest in the net assets of EcoFab and $0.2 million of losses attributable to the Minority Member during the period.

6. Stockholders' (Deficit) Equity

Warrants and Rights Activity Summary

In connection with various debt and equity transactions (see Note 4, “Debt” above, and Note 4, "Debt" and Note 6, “Stockholders’ Deficit” in Part II, Item 8 of the 2021 Form 10-K), the Company has issued warrants exercisable for shares of common stock. The following table summarizes warrants outstanding at March 31, 2022:

Transaction	Year Issued	Expiration Date	Number Outstanding as of December 31, 2021	Exercises	Expired	Exercise Price per Share of Warrants Exercised	Number Outstanding as of March 31, 2022	Exercise Price per Share as of March 31, 2022
Blackwell / Silverback warrants	2020	July 10, 2022	1,000,000	—	—		1,000,000	$3.25
January 2020 warrant exercise right shares	2020	January 31, 2022	431,378	(431,378)	—	$2.87	—	$—
May 2019 6.50% Note Exchange warrants	2019	January 31, 2022	960,225	(960,225)	—	$2.87	—	$—
May 2017 cash warrants	2017	July 10, 2022	1,492,652		—		1,492,652	$2.87
May 2017 dilution warrants	2017	July 10, 2022	56,910	—	—		56,910	$—
July 2015 related party debt exchange	2015	July 29, 2025	58,690	—	—		58,690	$0.15
			3,999,855	(1,391,603)	—	$2.87	2,608,252

Warrant Exercises

During the three months ended March 31, 2022, warrant-holders exercised warrants to purchase 1,391,603 shares of the Company’s common stock at a weighted-average exercise price of $2.87 per share, for proceeds to the Company of $4.0 million.

7. Acquisitions

The purchase accounting for the net assets acquired, including goodwill, and the fair value of the contingent consideration and noncontrolling interest for the following acquisitions is preliminarily recorded based on available information and incorporates management's best estimates. The purchase accounting for taxes remains preliminary pending receipt of certain information required to finalize the determination of fair value. The net assets acquired in the transaction are generally recorded at their estimated acquisition-date fair values, while transaction costs associated with the acquisition are expensed as incurred. These transactions were accounted for by the acquisition method, and accordingly, the results of operations were included in the Company’s consolidated financial statements from their respective acquisition dates. Pro forma financial information is not presented as amounts are not material to the Company’s consolidated financial statements.

EcoFab LLC.

On January 26, 2022, the Company and certain of its subsidiaries entered into an Agreement and Plan of Merger for the acquisition of 70% of No Planet B LLC (d/b/a EcoFabulous), a privately held company. EcoFabulous is focused on delivering high performance, makeup artist-quality clean beauty products in ecofriendly packaging, and priced for Gen Z consumers. In connection with the merger, the name of No Planet B LLC has been changed to EcoFab, LLC (EcoFab). No Planet B Investments, LLC holds 30% of the outstanding units of membership interests in EcoFab as of the effective time of the merger, which is accounted for as Mezzanine equity - contingently redeemable noncontrolling interest. See Note 5, "Mezzanine Equity".

The purchase consideration for the acquisition of EcoFab consisted of $1.7 million in cash and 1,292,776 shares of Amyris stock with a fair value of $5.5 million. The noncontrolling interest had a fair value of $3.1 million as of the acquisition date.

The following table summarizes the purchase price allocation:

(In thousands)
Trademarks, trade names and other intellectual property	$8,705
Customer relationships	512
Goodwill	1,023
Less: noncontrolling interest	$(3,072)
Total consideration	$7,168

Goodwill associated with this acquisition is expected to be deductible for tax purposes.

The Company has determined that (i) EcoFab is a variable-interest entity (VIE) due to insufficient equity at risk, (ii) the Company is the primary beneficiary of EcoFab due to its power to direct the activities that most significantly affect EcoFab’s economic performance, and (iii) the Company has the ability to exert significant influence over EcoFab through its 70% equity ownership. As a result, the Company accounts for its investment in EcoFab on a consolidation basis in accordance with ASC 810, Consolidation.

MenoLabs, LLC.

On March 9, 2022, Amyris and Amyris Clean Beauty, Inc., a wholly owned subsidiary of Amyris, entered into an Asset Purchase Agreement with MenoLabs, LLC, (MenoLabs), an Arizona limited liability company, to purchase substantially all of the assets and assume the liabilities of MenoLabs. The transaction closed on March 10, 2022 (the Closing Date). MenoLabs was founded to fundamentally change how menopause is addressed by offering research-backed all-natural treatments of menopause symptoms. Prior to the Closing Date, Amyris and MenoLabs entered into that certain Loan Agreement and Promissory Note in January 2022, pursuant to which Amyris loaned to MenoLabs the aggregate principal amount of $0.5 million. In connection with the acquisition of MenoLabs, Amyris has assumed the Bridge Loan. The acquisition of MenoLabs will serve as a catalyst to accelerate growth and establish a leadership position in the fast-growing menopause market.

MenoLabs was acquired for total purchase consideration of $16.2 million, consisting of $11.3 million in cash, the Bridge Loan of $0.5 million, 852,234 shares of Amyris stock with a fair value of $3.9 million, and contingent consideration with a fair value of $0.4 million. The contingent consideration consists of two potential payments of up to $10 million each during the twelve (12) month period beginning on the first day of the first calendar month commencing after the Closing Date and the fourth quarter of 2024 respectively if both MenoLabs’s product revenues and profit margin meet the targets set forth for such period in the Asset Purchase Agreement (the Earnout Payments). The Earnout Payments will be in the form of cash or in an aggregate number of shares of Amyris Stock equal to the earnout achieved divided by the stock price on achievement date, at Amyris’s sole discretion. The $0.4 million fair value of the Earnout Payments is recorded as other liabilities in the accompanying condensed consolidated balance sheets. Allocation of the contingent consideration payments between short-term and long-term liabilities on the accompanying consolidated balance sheets is based on management’s best estimates of when the relevant milestone will be achieved.

The following table summarizes the purchase price allocation:

(In thousands)
Net tangible assets	$311
Branded products	5,600
Application (App)	3,600
Goodwill	6,642
Total consideration	$16,153

Goodwill associated with this acquisition is expected to be deductible for tax purposes.

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

The following table presents the calculation of basic and diluted loss per share:

	Three Months Ended March 31,
(In thousands, except shares and per share amounts)	2022	2021
Numerator:
Net loss attributable to Amyris, Inc.	$(107,305)	$(291,251)
Less: loss allocated to participating securities	—	2,099
Net loss attributable to Amyris, Inc. common stockholders, basic	$(107,305)	$(289,152)
Interest on convertible debt	457	—
Gain from change in fair value of debt	(12,650)	—
Gain from change in fair value of derivative instruments	(1,815)	—
Net loss attributable to Amyris, Inc. common stockholders, diluted	$(121,313)	$(289,152)

Denominator:
Weighted-average shares of common stock outstanding used in computing net loss per share of common stock, basic	312,896,452	267,733,555
Net loss per share, basic	$(0.34)	$(1.08)

Weighted-average shares of common stock outstanding	312,896,452	267,733,555
Effect of dilutive convertible debt	10,146,017	—
Effect of dilutive common stock warrants	669,213	—
Weighted-average shares of common stock equivalents used in computing net loss per share of common stock, diluted	323,711,682	267,733,555
Net loss per share, diluted	$(0.37)	$(1.08)

For the three months ended March 31, 2022 and 2021, basic income per share differed from diluted loss per share, because the inclusion of all potentially dilutive securities outstanding was dilutive. The following table presents outstanding shares of potentially dilutive securities:

	Three Months Ended March 31,
	2022	2021
Period-end common stock warrants	2,492,652	13,416,235
Convertible promissory notes(1)	86,683,389	19,540,447
Period-end stock options to purchase common stock	3,800,314	6,205,576
Period-end restricted stock units	17,305,337	6,653,640
Contingently issuable common shares	1,718,475	—
Period-end preferred stock	—	1,943,661
Total potentially dilutive securities excluded from computation of diluted loss per share	112,000,167	47,759,559
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

9. Commitments and Contingencies

Guarantor Arrangements

The Company has agreements whereby it indemnifies its executive officers and directors for certain events or occurrences while the executive officer or director is serving in his or her official capacity. The indemnification period remains enforceable for the executive officer's or director’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a director and officer insurance policy that limits its exposure and enables the Company to recover a portion of any future payments. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal. Accordingly, the Company had no liabilities recorded for these agreements as of March 31, 2022 and December 31, 2021.

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

In October 2021, the Company entered into a 10-year manufacturing partnership agreement with Renfield Manufacturing, LLC (Renfield) to provide manufacturing services and third-party logistics processes, including inventory management, warehousing, and fulfillment for certain of the Company’s consumer product lines. The Company also provided a $0.5 million letter of credit and guarantee to the lessor of the Renfield manufacturing facility, which extends through August 2032. If Renfield fails to perform under the facility lease, the Company can terminate the manufacturing agreement. The Company expects that its potential future performance under the guarantee is not probable of occurrence. Accordingly, the Company had no liabilities recorded for the guarantee as of March 31, 2022 and December 31, 2021.

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

On April 3, 2019, a securities class action complaint was filed against Amyris and our CEO, John G. Melo, and former CFO, Kathleen Valiasek, in the U.S. District Court for the Northern District of California. The complaint seeks unspecified damages on behalf of a purported class that would comprise all persons and entities that purchased or otherwise acquired our securities between March 15, 2018 and March 19, 2019. The complaint, which was amended by the lead plaintiff on September 13, 2019, alleges securities law violations based on statements and omissions made by the Company during such period. On October 25, 2019, the defendants filed a motion to dismiss the securities class action complaint, which was denied by the court on October 5, 2020. The Company filed its answer to the securities class action complaint on October 26, 2020. In early 2021, the parties attended court-ordered mediation, but as the case did not settle, the parties commenced discovery. On July 30, 2021, plaintiffs filed a motion seeking class certification and the Company filed its opposition on September 24, 2021; after briefing and argument, it was granted in part on December 8, 2021. On December 22, 2021, the Company filed a petition seeking interlocutory review of that order in the U.S. Court of Appeals for the Ninth Circuit, which was fully briefed on January 14, 2022. On February 4, 2022, the parties reached a tentative settlement of the securities class action, which requires the court’s review and approval. On March 24, 2022, the parties submitted the proposed settlement agreement to the Court. If the settlement is approved by the Court, the settlement amount will be covered by the Company’s directors and officers insurance policy.

Subsequent to the filing of the securities class action complaint described above, on June 21, 2019 and October 1, 2019, respectively, two separate purported shareholder derivative complaints were filed in the U.S. District Court for the Northern District of California (Bonner v. Doerr, et al., and Carlson v. Doerr, et al.) based on similar allegations to those made in the securities class action complaint and naming the Company, and certain of the Company’s current and former officers and directors, as defendants. The derivative lawsuits sought to recover, on the Company’s behalf, unspecified damages purportedly sustained by the Company in connection with allegedly misleading statements and omissions made in connection with the Company’s securities filings. The derivative lawsuits were dismissed on October 18, 2019 (Bonner) and December 10, 2019 (Carlson), without prejudice. On November 3, 2020, Bonner re-filed its derivative complaint against the Company in San Mateo County Superior Court. The Company filed its demurrer to the complaint on January 13, 2021 and attended a preliminary hearing on April 22, 2021. An additional shareholder derivative complaint (Kimbrough v. Melo, et al.), substantially identical to the Bonner complaint, was filed on December 18, 2020 in the United States District Court for the Northern District of California. On February 19, 2021, the Company filed its motion to dismiss the Kimbrough complaint. In response, the Kimbrough complaint was dismissed in federal court on March 4, 2021 and refiled in state court on March 12, 2021. By agreement, the Kimbrough and Bonner complaints were consolidated for all purposes on April 9, 2021. The motion to dismiss was granted without prejudice on June 30, 2021. After obtaining an extension, Bonner amended his complaint on February 22, 2022. On March 24, 2022, the Company filed a motion seeking full dismissal with prejudice of claims alleged in Bonner’s amended complaint. An oral argument on the Company's motion to dismiss is scheduled for June 9, 2022. The Company believes the amended complaint lacks merit, and intends to continue to defend itself vigorously. Given the early stage of these proceedings, it is not yet possible to reliably determine any potential liability that could result from these matters.

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

10. Revenue Recognition, and Contract Assets and Liabilities

Disaggregation of Revenue

The following table presents revenue by major product and service, as well as by primary geographical market, based on the location of the customer:

	Three Months Ended March 31,
(In thousands)	2022				2021
	Renewable Products	Licenses and Royalties	Collaborations, Grants and Other	Total	Renewable Products	Licenses and Royalties	Collaborations, Grants and Other	Total
North America	$32,956	$433	$1,476	$34,865	$20,090	$—	$250	$20,340
Europe	7,289	8,880	3,263	19,432	2,972	143,800	2,346	149,118
Asia	1,488	—	192	1,680	4,405	—	2,284	6,689
South America	1,019	—	—	1,019	313	—	—	313
Other	713	—	—	713	399	—	—	399
	$43,465	$9,313	$4,931	$57,709	$28,179	$143,800	$4,880	$176,859

The following table presents revenue by major product and service, as well as by management classification:

	Three Months Ended March 31,
(In thousands)	2022				2021
	Renewable Products	Licenses and Royalties	Grants, Collaborations and Other	Total	Renewable Products	Licenses and Royalties	Grants, Collaborations and Other	Total
Consumer	$32,642	$433	$1,476	$34,551	$15,653	$—	$—	$15,653
Technology access	10,823	8,880	3,455	23,158	12,526	143,800	4,880	161,206
	$43,465	$9,313	$4,931	$57,709	$28,179	$143,800	$4,880	$176,859

Significant Revenue Agreements and Customers

In connection with the significant revenue agreements discussed below and others previously disclosed (see Note 10, “Revenue Recognition” in Part II, Item 8 of the 2021 Form 10-K), the Company recognized the following revenue:

	Three Months Ended March 31,
(In thousands)	2022				2021
	Renewable Products	Licenses and Royalties	Collaborations, Grants and Other	Total	Renewable Products	Licenses and Royalties	Collaborations, Grants and Other	Total
DSM - related party	$4,412	$8,816	$2,000	$15,228	$1,662	$143,612	$2,000	$147,274
Sephora	7,633	—	—	7,633	4,441	—	—	4,441
PureCircle	1,551	—	—	1,551	—	—	—	—
Subtotal revenue from significant revenue agreements	13,596	8,816	2,000	24,412	6,103	143,612	2,000	151,715
Revenue from all other customers	29,869	497	2,931	33,297	22,076	188	2,880	25,144
Total revenue from all customers	$43,465	$9,313	$4,931	$57,709	$28,179	$143,800	$4,880	$176,859

DSM Ingredients Collaboration

Pursuant to the September 2017 research and development collaboration agreement, as amended, the Company provides DSM with research and development services for specific field of use ingredients. The Company concluded the amended agreement contained a single performance obligation to provide research and development services delivered over time and that revenue recognition is based on an input measure of progress as labor hours are expended each quarter. DSM funds the development work with payments of $2.0 million quarterly from January 1, 2022 to June 30, 2022 for services focused on achieving certain fermentation yield and cost targets related to certain molecules. During the three months ended March 31, 2022, the Company recognized $2.0 million of collaboration revenue in connection with the agreement.

DSM License Agreement and Contract Assignment

In March 2021 the Company and DSM entered into a license agreement and asset purchase agreement pursuant to which DSM acquired exclusive rights to the Company’s Flavor and Fragrance (F&F) product portfolio. The Company granted DSM exclusive licenses covering specific intellectual property of the Company and assigned the Company’s rights and obligations under certain F&F ingredients supply agreements to DSM, in exchange for non-refundable upfront consideration totaling $150 million, and up to $235 million of contingent consideration if and when certain commercial milestones are achieved in each of the calendar years 2022 through 2024. The Company determined the licenses to be functional intellectual property and allocated $143.6 million of the transaction price to the licenses and recorded $143.6 million of licenses and royalties revenues in the three-months ended March 31, 2021. The Company also concluded the additional contingent consideration represents variable consideration that is subject to a sales/usage-based threshold and is dependent up on the IP License. The Company is required to apply the royalty recognition constrain guidance in ASC 606-10-55-65 and will recognize revenue at the later of (1) when the underlying sales or usage has occurred and (2) the related performance obligation has been satisfied (or partially satisfied). The Company recorded $8.8 million of license and royalties revenue and a corresponding contract asset under the contingent consideration provisions of the agreements during the three-months ended March 31, 2022.

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

Contract Balances

The following table provides information about accounts receivable, contract assets and contract liabilities from contracts with customers:

(In thousands)	March 31, 2022	December 31, 2021
Accounts receivable, net	$37,400	$37,074
Accounts receivable - related party, net	$7,279	$5,667
Contract assets	$3,883	$4,227
Contract assets - related party	$8,816	$—
Contract liabilities	$1,554	$2,530
Contract liabilities, noncurrent(1)	$—	$111

(1)As of March 31, 2022 and December 31, 2021, contract liabilities, noncurrent is presented in Other noncurrent liabilities in the condensed consolidated balance sheets.

Remaining Performance Obligations

The following table provides information regarding the estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) based on the Company's existing agreements with customers as of March 31, 2022.

(In thousands)	As of March 31, 2022
Remaining 2022	$718
2023	143
2024	143
2025	143
2026 and thereafter	143
Total from all customers	$1,290

In accordance with the disclosure provisions of ASC 606, the table above excludes estimated future revenues for performance obligations that are part of a contract that has an original expected duration of one year or less or a performance obligation with variable consideration that is recognized using the sales-based royalty exception for licenses of intellectual property.

11. Related Party Transactions

Related Party Debt

Related party debt was as follows:

	March 31, 2022				December 31, 2021
In thousands	Principal	Unaccreted Debt Discount	Change in Fair Value	Net	Principal	Unaccreted Debt Discount	Change in Fair Value	Net
Foris convertible note (due July 2022)	$50,041	$—	$36,589	$86,630	$50,041	$—	$57,386	$107,427

Related Party Equity

There we no related party equity transactions during the three months ended March 31, 2022.

Related Party Accounts Receivable, Unbilled Receivables and Accounts Payable

Related party accounts receivable, contract assets and accounts payable were as follows:

(In thousands)	March 31, 2022	December 31, 2021
Accounts receivable - related party	$7,279	$5,667
Accounts payable - related party	$4,945	$5,011

12. Stock-based Compensation

The Company’s stock option activity and related information for the three months ended March 31, 2022 was as follows:

	Quantity of Stock Options	Weighted- average Exercise Price	Weighted-average Remaining Contractual Life, in Years	Aggregate Intrinsic Value, in Thousands
Outstanding - December 31, 2021	3,087,225	$9.91	7.1	$2,580
Granted	852,667	$3.95
Exercised	(34,541)	$2.83
Forfeited or expired	(105,037)	$6.75
Outstanding - March 31, 2022	3,800,314	$8.73	7.6	$1,155
Vested or expected to vest after March 31, 2022	3,800,314	$8.73	7.6	$1,155
Exercisable at March 31, 2022	1,648,914	$11.52	5.7	$461

Activity related to the Company’s restricted stock units (RSUs) (including performance-based restricted stock units (PSUs)) for the three months ended March 31, 2022 was as follows:

	Quantity of Restricted Stock Units	Weighted-average Grant-date Fair Value	Weighted-average Remaining Contractual Life, in Years
Outstanding - December 31, 2021	13,731,320	$9.99	2.8
Awarded	4,423,978	$3.98
Released	(545,114)	$6.25
Forfeited	(304,847)	$7.41
Outstanding - March 31, 2022	17,305,337	$8.62	2.5
Vested or expected to vest after March 31, 2022	17,305,337	$8.62	2.5

Stock-based compensation expense during the three months ended March 31, 2022 and 2021 is reflected in the condensed consolidated statements of operations as follows:

	Three Months Ended March 31,
(In thousands)	2022	2021
Cost of products sold	$78	$63
Research and development	1,617	1,062
Sales, general and administrative	9,893	3,156
Total stock-based compensation expense	$11,588	$4,281

As of March 31, 2022, $130.2 million of unrecognized compensation expense related to stock options and RSUs is expected to be recognized over a weighted-average period of 3.3 years.

13. Subsequent Events

None.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and the related notes that appear elsewhere in this Quarterly Report on Form 10-Q. These discussions contain forward-looking statements reflecting our current expectations that involve risks and uncertainties which are subject to safe harbors under the Securities Act of 1933, as amended (the Securities Act), and the Securities Exchange Act of 1934 (the Exchange Act). These forward-looking statements include, but are not limited to, statements concerning our strategy of achieving a significant reduction in net cash outflows during the remainder of 2022 and 2023, aspects of our future operations, our future financial position, expectations for our future revenues, margins and projected costs, expectations regarding demand and acceptance for our technologies and products, introductions of new products, growth opportunities and trends in the market in which we operate, prospects and plans and objectives of management. The words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “will,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those in the forward-looking statements, including, without limitation, the risks set forth in Part II, Item 1A, “Risk Factors” in this Quarterly Report on Form 10-Q, in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (the 2021 Form 10-K) and in our other filings with the Securities and Exchange Commission. We do not assume any obligation to update any forward-looking statements.

Overview

We are a biotechnology company at the forefront of delivering sustainable solutions that are better for people and the planet. To accelerate the world’s transition to sustainable consumption, we create, manufacture and commercialize consumer products and ingredients that reach more than 300 million consumers. Currently, the largest driver of our revenue is derived from marketing and selling Clean Beauty, Personal Care and Health & Wellness consumer products through our direct-to-consumer ecommerce platforms and a growing network of retail partners. We also sell sustainable ingredients to sector leaders that serve Flavor & Fragrance (F&F), Nutrition, Food & Beverage, and Clean Beauty & Personal Care end markets.

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

We have research and development collaboration arrangements for which we receive payments from our collaboration partners, which include Koninklijke DSM N.V. (DSM), Firmenich SA (Firmenich), Yifan Pharmaceutical Co. Ltd. (Yifan) and others. Some of our collaboration arrangements provide for advance payments to us in consideration for grants of exclusivity or research efforts that we will perform. Our collaboration agreements, which may require us to achieve milestones prior to receiving payments, are expected to contribute revenues from product sales and royalties if and when they are commercialized. See Note 10, “Revenue Recognition” in Part II, Item 8 of our 2021 Form 10-K for additional information.

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

Accordingly, since the end of the first quarter of 2020, we have initiated several precautions in accordance with local regulations and guidelines to mitigate the spread of COVID-19 infection across our businesses, which has impacted the way we carry out our business, including additional sanitation and cleaning procedures in our laboratories and other facilities, on-site COVID-19 testing, temperature and symptom confirmations, instituting remote working when possible. Our plans to reopen our sites and enable a broad return to work in our offices, laboratories and production facilities will continue to follow local public health plans and guidelines. As the effects of the COVID-19 pandemic and the availability of vaccines continue to evolve, even if our employees more broadly return to work in our offices, laboratories and production facilities, we have the flexibility to resume more restrictive on-site and remote work models, if needed, as a result of spikes or surges in COVID-19 infection, hospitalization rates or otherwise. See “Risk Factors – Business and Operational Risks - Our business is currently adversely affected and could be materially adversely affected in the future by the evolving effects of the COVID-19 pandemic and related global economic slowdown as a result of the recent and potential future impacts on our supply chain, manufacturing and commercialization activities and other business operations" in our 2021 Form 10-K.

The global business challenges associated with the COVID-19 pandemic have been recently compounded by the escalating conflict in Ukraine, which has caused significant instability and disruptions in the capital and credit markets. A severe or prolonged economic downturn could result in a variety of risks to our business, including weakened demand for our products and in our ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy could also strain our collaboration partners and our suppliers, possibly resulting in development or supply disruption. We cannot anticipate all the ways in which the foregoing, and the current economic climate and financial market conditions generally, could adversely impact our business.

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

For a more detailed discussion of our critical accounting estimates and policies, see Note 1, "Basis of Presentation and Summary of Significant Accounting Policies" in Part II, Item 8 of our 2021 Form 10-K and Note 1, "Basis of Presentation and Summary of Significant Accounting Policies" in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Recently Issued Accounting Pronouncements

Refer to Note 1, "Basis of Presentation and Summary of Significant Accounting Policies" in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Accounting Pronouncements Issued but Not Yet Adopted

Refer to Note 1, "Basis of Presentation and Summary of Significant Accounting Policies" in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Results of Operations

Revenue

	Three Months Ended March 31,
(In thousands)	2022	2021
Revenue
Renewable products	$43,465	$28,179
Licenses and royalties	9,313	143,800
Collaborations, grants and other	4,931	4,880
Total revenue	$57,709	$176,859

Three months ended March 31, 2022

Total revenue decreased by 67% to $57.7 million for the three months ended March 31, 2022 compared to the same period in 2021. The decrease was mainly due to a $134.5 million decrease in license revenue. Excluding the first quarter 2021 license transaction, total revenue increased by $24.5 million. This increase was driven by an $18.9 million increase in consumer products revenue and a $9.1 million increase in royalties revenue, partially offset by a $1.7 million decrease in ingredients products revenue and a $1.4 million decrease in research and development collaboration revenue.

Renewable products revenue increased by 54% to $43.5 million for the three months ended March 31, 2022 compared to the same period in 2021, primarily driven by increased sales in our Biossance consumer product line to Sephora and initial sales of our new product lines that began in the third quarter of 2021.

Licenses and royalties revenue decreased by $134.5 million for the three months ended March 31, 2022 compared to the same period in 2021, due to the March 2021 sale of an intellectual property license to DSM, a related party.

Costs and Operating Expenses

Costs and operating expenses were as follows:

	Three Months Ended March 31,
(In thousands)	2022	2021
Cost of products sold	$48,995	$22,659
Research and development	26,358	23,332
Sales, general and administrative	106,916	37,922
Total cost and operating expenses	$182,269	$83,913

Included in costs and operating expenses were the following amounts of non-cash stock-based compensation expense:

	Three Months Ended March 31,
(In thousands)	2022	2021
Cost of products sold	$78	$63
Research and development	1,617	1,062
Sales, general and administrative	9,893	3,156
Total stock-based compensation expense	$11,588	$4,281

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

Cost of products sold increased by 116% to $49.0 million for the three months ended March 31, 2022 compared to the same period in 2021, primarily driven by a significant increase in sales volume of our consumer products. Our cost of products sold was also directly impacted by a significant increase in transportation costs and other supply chain logistics costs.

Research and Development Expenses

Research and development expenses increased by 13% to $26.4 million for the three months ended March 31, 2022 compared to the same period in 2021, primarily due to increased headcount and related employee compensation and benefit costs.

Sales, General and Administrative Expenses

Sales, general and administrative expenses increased by 182% to $106.9 million for the three months ended March 31, 2022 compared to the same period in 2021, primarily due to significant increases in sales and marketing spending, employee compensation costs due to a significant increase in headcount, and transaction costs related to our brand and business acquisitions. Increases in sales and marketing costs were the result of our steps to launch new consumer product lines and expand retail distribution and e-commerce sales.

Other Income (Expense), Net

	Three Months Ended March 31,
(In thousands)	2022	2021
Interest expense	$(5,263)	$(5,813)
Gain (loss) from change in fair value of derivative instruments	1,815	(22,745)
Gain (loss) from change in fair value of debt	20,796	(326,785)
Loss upon extinguishment of debt	—	(27,313)
Other expense, net	(3,052)	(678)
Total other income (expense), net	$14,296	$(383,334)

Three months ended March 31, 2022

Total other income, net was $14.3 million for the three months ended March 31, 2022, compared to total other expense of $383.3 million for the same period in 2021. The $397.6 million improvement was primarily comprised of a $347.6 million change from a loss to a gain in the change in fair value of debt, no loss upon extinguishment of debt in 2022 as compared to a $27.3 million loss in 2021, and a $24.6 million change from a loss to a gain in the change in fair value of derivative instruments. The fluctuations to changes in fair value of debt and derivatives were driven by a decrease in our stock price during the three months ended March 31, 2022, resulting in lower fair value of the underlying debt and equity instruments. See Note 3, "Fair Value Measurement" in Part I, Item 1 of this Quarterly Report on Form 10-Q for details regarding our outstanding derivative instruments.

Provision for Income Taxes

For the three months ended March 31, 2022, we recorded a tax benefit of $0.8 million related to a tax benefit in the United Kingdom. For the three months ended March 31, 2021, we recorded a tax provision of $0.1 million related to accrued interest on uncertain tax positions.

Liquidity and Capital Resources

(In thousands)	March 31, 2022	December 31, 2021
Working capital	$204,719	$369,407
Cash and cash equivalents	$287,886	$483,462
Debt principal and lease obligations	$786,345	$768,656
Accumulated deficit	$(2,458,973)	$(2,357,661)

	Three Months Ended March 31,
(In thousands)	2022	2021
Net cash provided by (used in):
Operating activities	$(152,442)	$108,651
Investing activities	$(47,286)	$(2,493)
Financing activities	$3,958	$7,529

Liquidity

We have incurred operating losses since our inception, and we expect to continue to incur losses and negative cash flows from operations through at least the next 12 months following the issuance of this Quarterly Report on Form 10-Q. As of March 31, 2022, we had working capital of $204.7 million, an accumulated deficit of $2.5 billion, and cash and cash equivalents of $287.9 million.

As of March 31, 2022, the principal amounts due under our debt instruments (including related party debt) totaled $741.1 million, of which $51.1 million is classified as current. However, substantially all of the current principal due is related party debt that is convertible into shares of the Company’s common stock at $3.00 per share, which we anticipate will convert into common shares at maturity on July 1, 2022. This debt agreement contains various financial and non-financial covenants, including certain restrictions on our business — including restrictions on additional indebtedness, material adverse effect and cross default provisions — that could cause us to be at risk of default. A failure to comply with the covenants and other provisions of this debt instrument, including any failure to make payments when required, would generally result in events of default under such instrument, which could result in the acceleration of a substantial portion of such indebtedness. Acceleration would generally also constitute an event of default under our other outstanding debt instruments, which could result in the acceleration of a substantial portion of our debt repayment obligations.

Based on our cash and cash equivalents of $287.9 million as of March 31, 2022, we believe that we have adequate resources to fund our operations during the next 12 months from the date of filing this Quarterly Report on Form 10-Q. However, our ability to execute our planned operations, including the completion of our new fermentation facility in Brazil, will depend in large part, on our ability to (i) minimize the anticipated negative cash flows from operations during the 12 months from the date of this filing and (ii) achieve certain milestones under the March 2021 DSM transaction and the June 2021 Ingredion transaction (see Note 10, “Revenue” and Note 5, "Mezzanine Equity”, respectively in Part II, Item 8 of our 2021 Form 10-K for additional information), all of which are uncertain and/or outside of our control.

Our operating plan for the remainder of 2022 contemplates a significant reduction in net operating cash outflows as compared to the year ended December 31, 2021, resulting from (i) revenue growth from sales of existing and new products with positive gross margins, (ii) reduced production costs as a result of technical developments and transitioning to the new manufacturing facility during the second half of 2022, and (iii) an increase in cash inflows from milestone royalties under the DSM and Ingredion license agreements. If we are unable to generate sufficient cash inflows from product sales, licenses and collaboration arrangements, we will need to obtain additional funding from new equity or debt financings, which may not occur timely or on reasonable terms, if at all, and agree to burdensome covenants, grant further security interests in our assets, enter into collaboration and licensing arrangements that require us to relinquish commercial rights, or grant licenses on terms that are not favorable.

For details of our debt and equity, see the following Notes in Part I, Item 1 of this Quarterly Report on Form 10-Q:
•Note 4, "Debt"
•Note 5, "Mezzanine Equity"
•Note 6, "Stockholders' Deficit"

Cash Flows during the Three Months Ended March 31, 2022 and 2021

Cash Flows from Operating Activities

Our primary uses of cash from operating activities are costs related to the production and sale of our products and personnel-related expenditures, offset by cash received from renewable product sales, licenses and royalties, and collaborations.

For the three months ended March 31, 2022, net cash used in operating activities was $152.4 million, consisting primarily of a $110.2 million net loss, $3.7 million of unfavorable non-cash adjustments that were primarily comprised of a $20.8 million gain from change in fair value of debt, partially offset by $11.6 million of stock-based compensation expense. Additionally, there was a $38.5 million increase in working capital.

For the three months ended March 31, 2021, net cash provided by operating activities was $108.7 million, consisting primarily of a $290.1 million net loss, partially offset by $384.7 million of favorable non-cash adjustments that were primarily comprised of a $326.8 million loss from change in fair value of debt, a $27.3 million loss upon extinguishment of debt, and a $22.7 million loss from change in fair value of derivative instruments. Additionally, there was a $14.0 million decrease in working capital.

Cash Flows from Investing Activities

For the three months ended March 31, 2022, net cash used in investing activities was $47.3 million, comprised of $33.8 million of property, plant and equipment purchases and $13.5 million of cash paid in business combinations.

For the three months ended March 31, 2021, net cash used in investing activities was $2.5 million, comprised of property, plant and equipment purchases.

Cash Flows from Financing Activities

For the three months ended March 31, 2022, net cash provided by financing activities was $4.0 million, primarily comprised of $4.0 million of proceeds from the exercise of warrants.

For the three months ended March 31, 2021, net cash provided by financing activities was $7.5 million, primarily comprised of $32.2 million of proceeds from the exercise of warrants and $1.9 million of proceeds from stock option exercises, partly offset by $23.2 million of debt principal payments, $2.5 million of issuance costs in connection with a debt modification, and $0.9 million of principal payments on financing leases.

Contractual Obligations

The following is a summary of our contractual obligations as of March 31, 2022:

Payable by year ending December 31, (In thousands)	Total	2022	2023	2024	2025	2026	Thereafter
Principal payments on debt	$741,096	$50,041	$1,055	$—	$—	$690,000	$—
Interest payments on debt	61,466	20,037	10,350	10,350	10,350	10,379	—
Construction costs in connection with new production facility	38,316	38,316	—	—	—	—	—
Contract termination fees	2,554	2,554	—	—	—	—	—
Financing leases	96	16	22	21	21	16	—
Operating leases	99,959	10,038	11,638	9,145	8,964	8,953	51,221
Total	$943,487	$121,002	$23,065	$19,516	$19,335	$709,348	$51,221

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
Our permanent investment in Brazil was $150.7 million as of March 31, 2022 and $133.9 million as of December 31, 2021, using the exchange rate at each date. A hypothetical 10% adverse change in Brazilian Real exchange rates would have had an adverse impact to Other Comprehensive Loss of $15.1 million as of March 31, 2022 and $13.4 million as of December 31, 2021.
We have also evaluated foreign currency exposure in relation to our other non-U.S. Dollar denominated assets and liabilities and determined that there would be an immaterial effect on our results of operations from 10% exchange rate fluctuations between those currencies and the U.S. Dollar.

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our outstanding debt obligations, including embedded derivatives therein. We generally invest our cash in investments with short maturities or with frequent interest reset terms. Accordingly, our interest income fluctuates with short-term market conditions. As of March 31, 2022, our investment portfolio consisted of money market funds and certificates of deposit, both of which are highly liquid. Due to the short-term nature of our investment portfolio, we do not believe that an immediate 10% increase in interest rates would have a material effect on the fair value of our portfolio. Since we believe we have the ability to liquidate our investment portfolio, we expect that our operating results or cash flows would not be materially affected by a sudden change in market interest rates on the portfolio.

In addition, while not likely in the current and significantly extended low interest rate environment, changes in interest rates could significantly change the fair value of our embedded derivative liabilities.

As of March 31, 2022, all of our outstanding debt was in fixed rate instruments. As a result, changes in interest rates would not affect interest expense and payments in relation to our debt.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer (CEO) and chief financial officer (CFO), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a- 15(e) and 15d- 15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our CEO and CFO have concluded that as of March 31, 2022, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (SEC), and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

ITEM 1A. RISK FACTORS

The risks described in Part I, Item 1A, "Risk Factors" in our 2021 Form 10-K could materially and adversely affect our business, financial condition and results of operations, and the trading price of our common stock could decline. These risk factors do not identify all risks that we face; our operations could also be affected by factors that are not presently known to us or that we currently consider to be immaterial to our operations. Due to risks and uncertainties, known and unknown, our past financial results may not be a reliable indicator of future performance, and historical trends should not be used to anticipate results or trends in future periods. The “Risk Factors” section of the 2021 Form 10-K remains current in all material respects.

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
May 10, 2022

By:	/s/ Han Kieftenbeld
Han Kieftenbeld
Chief Financial Officer (Principal Financial Officer)
May 10, 2022