Form 10-Q
period 2022-06-30
AMYRIS, INC.
filed 2022-08-09
CIK 1365916

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Shares outstanding of the Registrant's common stock:

Class	Outstanding as of August 4, 2022
Common Stock, $0.0001 par value per share	321,402,149

AMYRIS, INC.
TABLE OF CONTENTS

		Page
	PART I
Item 1.	Financial Statements (unaudited)	3
	Condensed Consolidated Balance Sheets as of June 30, 2022 and December 31, 2021	3
	Condensed Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2022 and 2021	5
	Condensed Consolidated Statements of Comprehensive Loss for the Three and Six Months Ended June 30, 2022 and 2021	6
	Condensed Consolidated Statements of Stockholders’ Equity (Deficit) and Mezzanine Equity for the Three Months Ended March 31 and June 30, 2022 and 2021	7
	Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2022 and 2021	9
	Notes to Condensed Consolidated Financial Statements	11
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	34
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	41
Item 4.	Controls and Procedures	42

	PART II
Item 1.	Legal Proceedings	43
Item 1A.	Risk Factors	43
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	#SectionPage#
Item 3.	Defaults Upon Senior Securities	44
Item 4.	Mine Safety Disclosures	44
Item 5.	Other Information	44
Item 6.	Exhibits	45
SIGNATURES

PART I
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
AMYRIS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In thousands, except shares and per share amounts)	June 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$99,820	$483,462
Restricted cash	1,090	199
Accounts receivable, net of allowance of $1,337 and $945, respectively	41,125	37,074
Accounts receivable - related party, net of allowance of $0 and $0, respectively	5,001	5,667
Contract assets	3,946	4,227
Contract assets - related party	15,265	—
Inventories	99,195	75,070
Prepaid expenses and other current assets	44,667	33,513
Total current assets	310,109	639,212
Property, plant and equipment, net	151,137	72,835
Restricted cash, noncurrent	5,633	4,651
Recoverable taxes from Brazilian government entities	22,038	16,740
Right-of-use assets under financing leases, net	393	7,342
Right-of-use assets under operating leases, net	90,070	32,428
Goodwill	134,164	131,259
Intangible assets, net	57,645	39,265
Other assets	18,251	10,566
Total assets	$789,440	$954,298
Liabilities, Mezzanine Equity and Stockholders' (Deficit) Equity
Current liabilities:
Accounts payable	$102,962	$79,666
Accrued and other current liabilities	80,689	71,457
Financing lease liabilities	12	140
Operating lease liabilities	1,640	7,689
Contract liabilities	816	2,530
Debt, current portion	955	896
Related party debt, current portion, measured at fair value	—	107,427
Total current liabilities	187,074	269,805
Long-term debt, net of current portion	672,965	309,061
Related party debt, net of current portion, measured at fair value	51,516	—
Financing lease liabilities, net of current portion	54	61
Operating lease liabilities, net of current portion	75,285	19,829
Derivative liabilities	1,649	7,062
Acquisition-related contingent consideration (Note 3 and Note 7)	40,275	64,762
Other noncurrent liabilities	4,210	4,510
Total liabilities	1,033,028	675,090
Commitments and contingencies
Mezzanine equity:
Contingently redeemable common stock	5,000	5,000
Contingently redeemable noncontrolling interest	31,004	28,520
Stockholders’ (deficit) equity:
Preferred stock - $0.0001 par value, 5,000,000 shares authorized as of June 30, 2022 and December 31, 2021; zero shares issued and outstanding as of June 30, 2022 and December 31, 2021	—	—
Common stock - $0.0001 par value, 550,000,000 shares authorized as of June 30, 2022 and December 31, 2021; 321,111,428 and 308,899,906 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	32	31
Additional paid-in capital	2,357,311	2,656,838
Accumulated other comprehensive loss	(61,351)	(52,769)
Accumulated deficit	(2,568,986)	(2,357,661)
Total Amyris, Inc. stockholders’ (deficit) equity	(272,994)	246,439
Noncontrolling interest	(6,598)	(751)
Total stockholders' (deficit) equity	(279,592)	245,688
Total liabilities, mezzanine equity and stockholders' (deficit) equity	$789,440	$954,298

See the accompanying notes to the unaudited condensed consolidated financial statements.

AMYRIS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except shares and per share amounts)	2022	2021	2022	2021
Revenue:
Renewable products (includes related party revenue of $2,965, $4,620, $7,377 and $6,282, respectively)	$54,390	$37,172	$97,855	$65,351
Licenses and royalties (includes related party revenue of $6,454, $0, $15,270 and $143,612, respectively)	6,454	11,000	15,767	154,800
Collaborations, grants and other (includes related party revenue of $2,000, $2,000, $4,000 and $4,000, respectively)	4,363	4,144	9,294	9,024
Total revenue (includes related party revenue of $11,419, $6,620, $26,647 and $153,894, respectively)	65,207	52,316	122,916	229,175
Cost and operating expenses:
Cost of products sold	55,930	30,421	104,925	53,080
Research and development	26,111	22,424	52,469	45,756
Sales, general and administrative	126,587	54,340	233,503	92,262
Total cost and operating expenses	208,628	107,185	390,897	191,098
(Loss) income from operations	(143,421)	(54,869)	(267,981)	38,077
Other income (expense):
Interest expense	(5,304)	(4,723)	(10,567)	(10,536)
Gain (loss) from change in fair value of derivative instruments	3,598	5,141	5,413	(17,604)
Gain (loss) from change in fair value of debt	35,114	70,132	55,910	(256,653)
Gain (loss) upon extinguishment of debt	—	935	—	(26,378)
Other income (expense), net	780	28	(2,272)	(650)
Total other income (expense), net	34,188	71,513	48,484	(311,821)
(Loss) income before income taxes and loss from investment in affiliate	(109,233)	16,644	(219,497)	(273,744)
Benefit from (provision for) income taxes	685	(57)	1,505	(112)
(Loss) income from investment in affiliate	(4,972)	(1,140)	(5,761)	(748)
Net (loss) income	(113,520)	15,447	(223,753)	(274,604)
Loss (income) attributable to noncontrolling interest	3,507	(66)	6,435	(1,266)
Net (loss) income attributable to Amyris, Inc.	(110,013)	15,381	(217,318)	(275,870)
Less: loss (income) allocated to participating securities	—	(13)	—	1,086
Net (loss) income attributable to Amyris, Inc. common stockholders, basic	$(110,013)	$15,368	$(217,318)	$(274,784)

Net (loss) income per share attributable to common stockholders, basic	$(0.34)	$0.05	$(0.69)	$(0.98)
Weighted-average shares of common stock outstanding used in computing net (loss) income per share of common stock, basic	319,916,244	320,088,143	316,425,739	279,819,520

Net loss per share attributable to common stockholders, diluted	$(0.44)	$(0.16)	$(0.80)	$(0.98)
Weighted-average shares of common stock outstanding used in computing net loss per share of common stock, diluted	336,642,879	338,807,849	335,798,275	279,819,520

See the accompanying notes to the unaudited condensed consolidated financial statements.

AMYRIS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2022	2021	2022	2021
Comprehensive income (loss):
Net income (loss)	$(113,520)	$15,447	$(223,753)	$(274,604)
Foreign currency translation adjustment	(23,868)	4,773	(8,582)	2,735
Total comprehensive income (loss)	(137,388)	20,220	(232,335)	(271,869)
Loss (income) attributable to noncontrolling interest	3,507	(66)	6,435	(1,266)
Comprehensive income (loss) attributable to Amyris, Inc.	$(133,881)	$20,154	$(225,900)	$(273,135)

See the accompanying notes to the unaudited condensed consolidated financial statements.

AMYRIS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
AND MEZZANINE EQUITY
(Unaudited)

	Preferred Stock		Common Stock
(In thousands, except number of shares)	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Noncontrolling Interest	Total Stockholders' Deficit	Mezzanine Equity - Contingently Redeemable Common Stock	Mezzanine Equity - Contingently Redeemable Noncontrolling Interest
Balances at December 31, 2021	—	$—	308,899,906	$31	$2,656,838	$(52,769)	$(2,357,661)	$(751)	$245,688	$5,000	$28,520
Cumulative effect of change in accounting principle for ASU 2020-06 (see "Significant Accounting Policies" in Note 1)	—	—	—	—	(367,974)	—	5,993	—	(361,981)	—	—
Acquisitions	—	—	—	—	—	—	—	155	155	—	2,917
Issuance of common stock and payment of minimum employee taxes withheld upon net share settlement of restricted stock	—	—	528,704	—	(3)	—	—	—	(3)	—	—
Issuance of common stock as purchase consideration in business combinations	—	—	7,121,806	1	33,093	—	—	—	33,094	—	—
Issuance of common stock upon exercise of stock options	—	—	33,250	—	98	—	—	—	98	—	—
Issuance of common stock upon exercise of warrants	—	—	1,391,603	—	3,994	—	—	—	3,994	—	—
Stock-based compensation	—	—	—	—	11,588	—	—	—	11,588	—	—
Foreign currency translation adjustment	—	—	—	—	—	15,286	—	—	15,286	—	—
Net loss attributable to Amyris, Inc.	—	—	—	—	—	—	(107,305)	(2,928)	(110,233)	—	—
Balances at March 31, 2022	—	$—	317,975,269	$32	$2,337,634	$(37,483)	$(2,458,973)	$(3,524)	$(162,314)	$5,000	$31,437
Issuance of common stock and payment of minimum employee taxes withheld upon net share settlement of restricted stock	—	—	1,087,200	—	(7)	—	—	—	(7)	—	—
Issuance of common stock as purchase consideration in business combinations	—	—	806,757	—	3,485	—	—	—	3,485	—	—
Issuance of common stock in lieu of cash compensation to non-employee directors	—	—			279	—	—	—	279	—	—
Issuance of common stock upon ESPP purchase	—	—	334,699	—	671	—	—	—	671	—	—
Issuance of common stock upon exercise of stock options	—	—	2,771	—	5	—	—	—	5	—	—
Issuance of common stock upon exercise of warrants	—	—	904,732	—	2,597	—	—	—	2,597	—	—
Stock-based compensation	—	—	—	—	12,647	—	—	—	12,647	—	—
Foreign currency translation adjustment	—	—	—	—	—	(23,868)	—	—	(23,868)	—	—
Net income (loss) attributable to Amyris, Inc.	—	—	—	—	—	—	(110,013)	(3,074)	(113,087)	—	(433)
Balance as of June 30, 2022	—	$—	321,111,428	$32	$2,357,311	$(61,351)	$(2,568,986)	$(6,598)	$(279,592)	$5,000	$31,004

Balances at December 31, 2020	8,280	$—	244,951,446	$24	1,957,224	$(47,375)	$(2,086,692)	$4,774	$(172,045)	$5,000	$—
Issuance of common stock and payment of minimum employee taxes withheld upon net share settlement of restricted stock	—	—	496,341	—	(2)	—	—	—	(2)	—	—
Issuance of common stock upon conversion of debt principal, net of 2,600,000 pre-delivery shares returned to Amyris	—	—	5,827,164	1	110,574	—	—	—	110,575	—	—
Issuance of common stock upon exercise of stock options	—	—	377,542	—	1,920	—	—	—	1,920	—	—
Issuance of common stock upon exercise of warrants	—	—	15,557,480	2	32,217	—	—	—	32,219	—	—
Issuance of common stock upon exercise of warrants - related party	—	—	6,056,944	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	4,281	—	—	—	4,281	—	—
Foreign currency translation adjustment	—	—	—	—		(2,038)	—	—	(2,038)	—	—
Net loss attributable to Amyris, Inc.	—	—	—	—		—	$(291,251)	$1,200	(290,051)	—	$—
Balances at March 31, 2021	8,280	$—	273,266,917	$27	$2,106,214	$(49,413)	$(2,377,943)	$5,974	$(315,141)	$5,000	$—
Issuance of contingently redeemable noncontrolling interest	—	—	—	—	(14,520)	—	—	—	(14,520)	—	28,520
Issuance of common stock and payment of minimum employee taxes withheld upon net share settlement of restricted stock	—	—	880,603	—	(1,479)	—	—	—	(1,479)	—	—

	Preferred Stock		Common Stock
(In thousands, except number of shares)	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Noncontrolling Interest	Total Stockholders' Deficit	Mezzanine Equity - Contingently Redeemable Common Stock	Mezzanine Equity - Contingently Redeemable Noncontrolling Interest
Issuance of common stock as purchase consideration in business combination	—	—	225,784	—	3,167	—	—	—	3,167	—	—
Issuance of common stock in public offering	—	—	8,805,345	1	130,792	—	—	—	130,793	—	—
Issuance of common stock upon conversion of debt principal	—	—	2,862,772	1	38,632	—	—	—	38,633	—	—
Issuance of common stock upon conversion of preferred stock	(8,280)	—	1,943,659	—	—	—	—	—	—	—	—
Issuance of common stock upon ESPP purchase	—	—	145,112	—	321	—	—	—	321	—	—
Issuance of common stock upon exercise of stock options	—	—	145,200	—	860	—	—	—	860	—	—
Issuance of common stock upon exercise of warrants	—	—	1,381,940	—	6,622	—	—	—	6,622	—	—
Issuance of common stock upon exercise of warrants - related party	—	—	8,057,966	1	5,744	—	—	—	5,745	—	—
Stock-based compensation	—	—	—	—	8,747	—	—	—	8,747	—	—
Foreign currency translation adjustment	—	—	—	—	—	4,773	—	—	4,773	—	—
Net income attributable to Amyris, Inc.	—	—			—	—	$15,381	$66	15,447	—	$—
Balances at June 30, 2021	—	$—	297,715,298	$30	$2,285,100	$(44,640)	$(2,362,562)	$6,040	$(116,032)	$5,000	$28,520

See the accompanying notes to the unaudited condensed consolidated financial statements.

AMYRIS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
(In thousands)	2022	2021
Operating activities
Net loss	$(223,753)	$(274,604)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of debt discount	1,923	1,646
Amortization of intangible assets	2,076	135
Amortization of right-of-use assets under operating leases	2,651	1,555
Depreciation and amortization	4,986	4,300
(Gain) loss from change in fair value of debt	(55,910)	256,653
(Gain) loss from change in fair value of derivative instruments	(5,413)	17,604
Loss from investment in affiliate	5,761	748
Gain on foreign currency exchange rates	(1,367)	(102)
Loss upon extinguishment of debt	—	26,378
Other	16	—
Stock-based compensation	24,235	13,028
Changes in assets and liabilities:
Accounts receivable	(3,876)	3,522
Contract assets	(14,984)	988
Inventories	(23,060)	(11,017)
Deferred cost of products sold - related party	—	6,678
Prepaid expenses and other assets	(28,388)	(18,969)
Accounts payable	25,418	6,855
Accrued and other liabilities	2,319	(478)
Lease liabilities	(10,415)	(2,440)
Contract liabilities	(1,702)	(2,275)
Net cash provided by (used in) operating activities	(299,483)	30,205
Investing activities
Purchases of property, plant and equipment	(71,462)	(5,382)
Acquisitions, net of cash acquired	(17,760)	(288)
Net cash used in investing activities	(89,222)	(5,670)
Financing activities
Issuance costs incurred in connection with debt modification	—	(2,500)
Payment of minimum employee taxes withheld upon net share settlement of restricted stock units	(10)	(1,481)
Principal payments on debt	—	(23,396)
Principal payments on financing leases	(135)	(1,865)
Proceeds from exercises of common stock options	103	2,780
Proceeds from exercises of warrants	6,591	38,841
Proceeds from exercises of warrants - related party	—	5,745
Proceeds from issuance of common stock in public offering, net of issuance costs	—	130,793
Proceeds from issuance of common stock upon ESPP purchase	671	321
Proceeds from issuance of contingently redeemable noncontrolling interest in subsidiary	—	10,000
Net cash provided by financing activities	7,220	159,238
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(284)	440
Net increase in cash, cash equivalents and restricted cash	(381,769)	184,213
Cash, cash equivalents and restricted cash at beginning of period	488,312	31,422
Cash, cash equivalents and restricted cash at end of the period	$106,543	$215,635

Reconciliation of cash, cash equivalents and restricted cash to the condensed consolidated balance sheets
Cash and cash equivalents	$99,820	$214,424
Restricted cash, current	1,090	250
Restricted cash, noncurrent	5,633	961
Total cash, cash equivalents and restricted cash	$106,543	$215,635

See the accompanying notes to the unaudited condensed consolidated financial statements.

AMYRIS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, Continued
(Unaudited)

	Six Months Ended June 30,
(In thousands)	2022	2021
Supplemental disclosures of cash flow information:
Cash paid for interest	$5,307	$4,444

Supplemental disclosures of non-cash investing and financing activities:
Acquisition of intangible assets in connection with business combinations	$22,944	$8,107
Acquisition of right-of-use assets under operating leases	$60,195	$1,108
Common stock and warrants issued in exchange for debt principal and accrued interest reduction	$—	$149,208
Common stock issued as purchase consideration in business combinations	$36,579	$3,167
Common stock issued in lieu of cash compensation to non-employee directors	$279	$—
Derecognition of derivative liabilities to equity upon extinguishment of debt	$—	$59
Goodwill recorded in connection with business combinations	$13,437	$4,013
Noncontrolling interest recorded in connection with business combinations	$3,072	$—
Unpaid property, plant and equipment balances in accounts payable and accrued liabilities at end of period	$5,729	$7,105

See the accompanying notes to the unaudited condensed consolidated financial statements.

AMYRIS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Basis of Presentation and Summary of Significant Accounting Policies

Amyris, Inc. and subsidiaries (collectively, Amyris or the Company) is a biotechnology company delivering sustainable science-based solutions for people and the planet. The Company creates, manufactures and commercializes consumer products and ingredients. Currently, the largest driver of the Company's revenue is derived from marketing and selling Clean Beauty, Personal Care and Health & Wellness consumer products through direct-to-consumer ecommerce platforms and a growing network of retail partners. The Company also sells sustainable ingredients to sector leaders that serve Flavor & Fragrance (F&F), Nutrition, Food & Beverage, and Clean Beauty & Personal Care end markets. The Company's ingredients and consumer products are powered by the Company's fermentation-based Lab-to-MarketTM technology platform, which leverages state-of-the-art machine learning, robotics and artificial intelligence, enabling the Company to rapidly bring new innovation to market.

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

Our cash and cash equivalents of $99.8 million as of June 30, 2022 in and of itself will not be sufficient to fund expected cash flow requirements from operations, investments and financing obligations for the next 12 months. We are actively working on securing additional funding from debt and from a strategic transaction to meet our spending obligations within 12 months after issuing our financial statements for the second quarter of 2022. Management currently expects that the current cash position, the cash generated from operations, the expected F&F and Reb M-related earnout payments along with planned price increases, operating expense reduction actions and the aforementioned additional funding from debt and a strategic transaction, to not raise substantial doubt about the Company's ability to continue as a going concern for the next 12 months.

Significant Accounting Policies

Note 1, "Basis of Presentation and Summary of Significant Accounting Policies", to the audited consolidated financial statements in the 2021 Form 10-K includes a discussion of the significant accounting policies and estimates used in the preparation of the Company’s condensed consolidated financial statements. There have been no material changes to the Company's significant accounting policies and estimates during the six months ended June 30, 2022.

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

Accounting Update Recently Adopted

In the six months ended June 30, 2022, the Company adopted this accounting standard update:

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

2. Balance Sheet Details

Allowance for Doubtful Accounts

(In thousands)	Balance at Beginning of Period	Provisions	Write-offs, Net	Balance at End of Period
Six months ended June 30, 2022	$945	$392	$—	$1,337
Six months ended June 30, 2021	$137	$806	$—	$943

Inventories

(In thousands)	June 30, 2022	December 31, 2021
Raw materials	$35,403	$25,733
Work-in-process	8,783	6,941
Finished goods	55,009	42,396
Inventories	$99,195	$75,070

Prepaid Expenses and Other Current Assets

(In thousands)	June 30, 2022	December 31, 2021
Prepayments, advances and deposits	$34,229	$25,140
Non-inventory production supplies	4,462	3,956
Recoverable taxes from Brazilian government entities	1,658	1,188
Other	4,318	3,229
Total prepaid expenses and other current assets	$44,667	$33,513

Property, Plant and Equipment, Net

(In thousands)	June 30, 2022	December 31, 2021
Manufacturing facilities and equipment	$70,423	$51,855
Leasehold improvements	49,097	45,780
Computers and software	11,430	9,174
Furniture and office equipment, vehicles and land	3,737	3,688
Construction in progress	112,869	48,032
	247,556	158,529
Less: accumulated depreciation and amortization	(96,419)	(85,694)
Property, plant and equipment, net	$151,137	$72,835

During the three and six months ended June 30, 2022 and 2021, depreciation and amortization expense, including amortization of right-of-use assets under financing leases, was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2022	2021	2022	2021
Depreciation and amortization expense	$2,586	$2,186	$4,986	$4,300

Goodwill

The changes in the carrying amount of goodwill were as follows:

(In thousands)	June 30, 2022
Balance at beginning of year	$131,259
Acquisitions	13,437
Effect of currency translation adjustment	(10,532)
Ending balance	$134,164

Additions to goodwill during the six months ended June 30, 2022 related to acquisitions completed during the period. See Note 7, "Acquisitions".

Intangible Assets, Net

During the six months ended June 30, 2022, the Company recorded $22.9 million of intangible assets which related to customer relationships, trademarks and trade names, branded products, and software as a result of acquisitions completed during the period. See Note 7, "Acquisitions".

The following table summarizes the components of intangible assets (in thousands, except estimated useful life):

		June 30, 2022			December 31, 2021
Amounts in thousands	Estimated Useful Life (in Years)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Trademarks and trade names, and branded products	10	$29,758	$(1,573)	$28,185	$11,484	$(496)	$10,988
Customer relationships	5 - 16	8,703	(667)	8,036	8,197	(267)	7,930
Developed technology and software applications	5 - 12	21,545	(689)	20,856	19,962	(200)	19,762
Patents	17	600	(32)	568	600	(15)	585
Total intangible assets		$60,606	$(2,961)	$57,645	$40,243	$(978)	$39,265

Amortization expense for intangible assets was $1.2 million and $2.1 million for the three and six months ended June 30, 2022 and is included in general and administrative expenses.

Total future amortization of intangible assets as of June 30, 2022 is as follows (in thousands):

Amounts in thousands
2022 (remainder)	$2,311
2023	6,177
2024	7,254
2025	7,386
2026	7,140
Thereafter	27,377
Total future amortization	$57,645

Leases

Operating Leases

The Company has operating leases primarily for administrative offices, laboratory equipment and other facilities. The operating leases have remaining terms that range from 1 to 18 years, and often include one or more options to renew. These renewal terms can extend the lease term for an additional 1 to 5 years and are included in the lease term when it is reasonably certain that the Company will exercise the option. The operating leases are classified as ROU assets under operating leases on the Company's condensed consolidated balance sheets and represent the Company’s right to use the underlying asset for the lease term. The Company’s obligation to make operating lease payments is included in "Lease liabilities" and "Lease liabilities, net of current portion" on the Company's condensed consolidated balance sheets. Operating lease right-of-use assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. The Company had $90.1 million and $32.4 million of operating lease right-of-use assets as of June 30, 2022 and December 31, 2021, respectively. Operating lease liabilities were $76.9 million and $27.5 million as of June 30, 2022 and December 31, 2021, respectively. During the three months ended June 30, 2022 and 2021, respectively, the Company recorded $4.1 million and $1.7 million of operating lease amortization that was charged to expense, of which $0.3 million and $0.2 million was recorded to cost of products sold. During the six months ended June 30, 2022 and 2021, respectively, the Company recorded $7.8 million and $3.5 million of operating lease amortization that was charged to expense, of which $0.6 million and $0.4 million was recorded to cost of products sold.

Because the rate implicit in each lease is not readily determinable, the Company uses its incremental borrowing rate to determine the present value of the lease payments. The Company has certain contracts for real estate and marketing which may contain lease and non-lease components which it has elected to treat as a single lease component.

Information related to the Company's right-of-use assets and related lease liabilities were as follows:

	Six Months Ended June 30,
	2022	2021
Cash paid for operating lease liabilities, in thousands	$6,092	$2,369
Right-of-use assets obtained in exchange for new operating lease obligations, in thousands	$51,789	$1,110
Weighted-average remaining lease term	11.6	2.6
Weighted-average discount rate	19.5%	17.0%

Financing Leases

The Company has financing leases primarily for laboratory equipment. Assets purchased under financing leases are included in "Right-of-use assets under financing leases, net" on the condensed consolidated balance sheets. For financing leases, the associated assets are depreciated or amortized over the shorter of the relevant useful life of each asset or the lease term. Accumulated amortization of assets under financing leases totaled $1.4 million and $6.8 million as of June 30, 2022 and December 31, 2021, respectively.

Maturities of Financing and Operating Leases

Maturities of lease liabilities as of June 30, 2022 were as follows:

Years ending December 31: (In thousands)	Financing Leases	Operating Leases	Total Leases
2022 (Remaining Six Months)	$11	$6,964	$6,975
2023	21	12,962	12,983
2024	21	22,075	22,096
2025	21	22,374	22,395
2026	16	22,807	22,823
Thereafter	—	229,717	229,717
Total lease payments	90	316,899	316,989
Less: amount representing interest	(24)	(239,974)	(239,998)
Total lease liability	$66	$76,925	$76,991

Current lease liability	$12	$1,640	$1,652
Noncurrent lease liability	54	75,285	75,339
Total lease liability	$66	$76,925	$76,991

Other Assets

(In thousands)	June 30, 2022	December 31, 2021
Investment in non-trade receivable(1)	$10,251	$—
Equity-method investments in affiliates	4,682	9,443
Deposits	517	129
Other	2,801	994
Total other assets	$18,251	$10,566
______________
(1) In March 2022, the Company loaned a privately held company $10 million in exchange for a senior secured convertible promissory note (the Note) which matures in March 2025, unless earlier redeemed or converted into equity of the privately held company. The Note bears interest at 8% per annum and is convertible, at the Company's option, into equity of the privately held company upon maturity of the Note or in the event of an initial public offering, equity financing, or corporate transaction (such as a sale or merger), in each case, at a conversion price that is dependent on a variety of factors. In addition, the Note is redeemable prior to maturity, at the issuer's option, in the event of one or more equity or debt financings, one or more asset sales, or an initial public offering, in each case equal to or greater than $50 million in the aggregate. The Company concluded that the arrangement qualifies for accounting as a loan as required by ASC 310-10. The Company will periodically evaluate the collectability of the loan, and an allowance for credit losses will be recorded when the Company concludes that all or a portion of the loan balance is no longer collectible.

Accrued and Other Current Liabilities

(In thousands)	June 30, 2022	December 31, 2021
Business acquisitions contingent consideration payable(1)	$32,411	$30,000
Payroll and related expenses	15,160	9,151
Accrued interest	11,111	9,572
Liability in connection with acquisition of equity-method investment	9,921	8,735
Asset retirement obligation(2)	3,791	3,336
Professional services	2,295	2,447
Contract termination fees	1,368	1,345
Tax-related liabilities	1,057	988
License fee payable	1,050	1,050
Other	2,525	4,833
Total accrued and other current liabilities	$80,689	$71,457
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

3. Fair Value Measurement

Liabilities Measured and Recorded at Fair Value on a Recurring Basis

The following tables summarize liabilities measured at fair value, and the respective fair value by input classification level within the fair value hierarchy:

(In thousands)	June 30, 2022				December 31, 2021
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Liabilities
Foris Convertible Note	$—	$—	$51,516	$51,516	$—	$—	$107,427	$107,427
Freestanding derivative instruments issued in connection with debt and equity instruments	—	—	1,649	1,649	—	—	7,062	7,062
Acquisition-related contingent consideration	—	—	40,275	40,275	—	—	64,762	64,762
Total liabilities measured and recorded at fair value	$—	$—	$93,440	$93,440	$—	$—	$179,251	$179,251

The Company did not hold any financial assets to be measured and recorded at fair value on a recurring basis as of June 30, 2022 or December 31, 2021. Also, there were no transfers between the levels during the six months ended June 30, 2022 or the year ended December 31, 2021.

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

Freestanding Derivative Instruments

The Company has a contingent obligation to issue warrants for 1.9 million shares of common stock at a $2.87 purchase price and a two-year term. The warrants did not meet the derivative scope exception or equity classification criteria and was accounted for as a derivative liability. At June 30, 2022, the fair value of the contingently issuable warrants derivative liability was $1.6 million. For the three and six months ended June 30, 2022, the Company recorded gains of $3.6 million and $5.4 million related to change in fair value of these warrants.

Fair Value of Debt — Foris Convertible Note

At June 30, 2022, the contractual outstanding principal of the Foris Convertible Note was $50.0 million, and fair value was $51.5 million. The Company remeasured the fair value of the Foris Convertible Note under a binomial lattice model (which is discussed in further detail below) using the following inputs: (i) $1.85 stock price, (ii) 27% discount yield, (iii) 2.8% risk free interest rate (iv) 45% equity volatility and (v) 5% probability of change in control. The most sensitive input to the valuation model is the Company’s stock price in relation to the $3.00 conversion price. The Company assumed that if a change of control event were to occur, it would occur at the end of the calendar year. For the three and six months ended June 30, 2022, the Company recorded gains of $35.1 million and $55.9 million related to change in fair value of the Foris Convertible Note.

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

Derivative Liabilities Recognized in Connection with the Issuance of Debt Instruments

The following table provides a reconciliation of the beginning and ending balances for the Company's derivative liabilities recognized in connection with the issuance of debt instruments, either freestanding or embedded, measured at fair value using significant unobservable inputs (Level 3):

(In thousands)	Derivative Liability
Balance at December 31, 2021	$7,062
Change in fair value of derivative instruments	(5,413)
Balance at June 30, 2022	$1,649

Valuation Methodology and Approach to Measuring the Debt Instrument Derivative Liabilities

The Company's outstanding derivative liabilities at June 30, 2022 and December 31, 2021 represent the fair value of a freestanding equity instrument. See Note 6, "Stockholders' Deficit" for further information regarding the host instrument. There is no current observable market for this type of derivative and, as such, the Company determined the fair value of the freestanding instrument using the Black-Scholes-Merton option pricing model, which is discussed in more detail below.

The Company used the Black-Scholes-Merton option pricing model to determine the fair value of its liability classified warrants for the periods ended June 30, 2022 and December 31, 2021. Input assumptions for the freestanding instrument are as follows:

	Range for Period Ended
Input assumptions for liability classified warrants:	June 30, 2022	December 31, 2021
Fair value of common stock on valuation date	$1.85 - $4.36	$5.41 - $19.10
Exercise price of warrants	$2.87	$2.87
Expected volatility	106% - 110%	107% - 114%
Risk-free interest rate	2.28% - 2.92%	0.16% – 0.73%
Expected term in years	2	2
Dividend yield	0.0%	0.0%

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

The fair value of contingent consideration is classified as Level 3. Contingent consideration activity and balances are as follows:

(In thousands)	June 30, 2022
Beginning balance January 1, 2022	$64,762
Issuance of contingent consideration in connection with acquisitions	440
Measurement period adjustment	(55)
Reclassification to short-term contingent liabilities	(24,872)
Ending balance June 30, 2022	$40,275

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

Assets and Liabilities Recorded at Carrying Value

Financial Assets and Liabilities

The carrying amounts of certain financial instruments, such as cash equivalents, accounts receivable, prepaid expenses and other current assets, accounts payable and other current accrued liabilities, approximate fair value due to their relatively short maturities and low market interest rates, if applicable. Loans payable and credit facilities are recorded at carrying value, which is representative of fair value at the date of acquisition. The Company estimates the fair value of these instruments using observable market-based inputs (Level 2). The carrying amount (the total amount of net debt presented on the balance sheet) of the Company's debt at June 30, 2022 and at December 31, 2021, excluding the debt instruments recorded at fair value, was $673.9 million and $310.0 million, respectively. The fair value of such debt at June 30, 2022 and at December 31, 2021 was $202.1 million and $328.0 million, respectively, and was determined by (i) discounting expected cash flows using current market discount rates estimated for certain of the debt instruments and (ii) using third-party fair value estimates for the remaining debt instruments.

4. Debt

Net carrying amounts of debt are as follows:

	June 30, 2022				December 31, 2021
(In thousands)	Principal	Unaccreted Debt Discount	Change in Fair Value	Net	Principal	Unaccreted Debt Discount	Change in Fair Value	Net
Convertible notes
2026 convertible senior notes	$690,000	$(17,035)	$—	$672,965	$690,000	$(380,939)	$—	$309,061

Related party convertible notes
Foris convertible note	50,041	—	1,475	51,516	50,041	—	57,386	107,427

Loans payable and credit facilities
Other loans payable (revolving)	955	—	—	955	896	—	—	896
Total debt	$740,996	$(17,035)	$1,475	725,436	$740,937	$(380,939)	$57,386	417,384
Less: current portion				(955)				(108,323)
Long-term debt, net of current portion				$724,481				$309,061

Interest expense was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2022	2021	2022	2021
Contractual interest expense in connection with debt	$3,441	$2,322	$6,831	$5,850
Debt discount accretion	961	933	1,923	1,646
Interest expense in connection with debt	4,402	3,255	8,754	7,496
Discount accretion on liability in connection with acquisition of equity-method investment and with partnership liability, and other	902	1,468	1,813	3,040
Total interest expense	$5,304	$4,723	$10,567	$10,536

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

Amendment to Foris Convertible Note

On June 30, 2022, the Company and Foris Ventures, LLC (Foris) entered into an agreement to extend the maturity of the Foris convertible note from July 1, 2022 to July 1, 2023. The Company determined that the amendment constituted a debt modification under U.S. GAAP, which resulted in no accounting consequences other than reclassification of the note from a current liability to noncurrent.

Future Minimum Payments

Future minimum payments under the Company's debt agreements as of June 30, 2022 are as follows:

(In thousands)	Convertible Notes	Related Party Convertible Notes	Loans Payable and Credit Facilities	Total
2022 (Remaining Six Months)	$5,175	$—	$104	$5,279
2023	10,350	62,622	1,010	73,982
2024	10,350	—	—	10,350
2025	10,350	—	—	10,350
2026	700,379	—	—	700,379
Thereafter	—	—	—	—
Total future minimum payments	736,604	62,622	1,114	800,340
Less: amount representing interest	(46,604)	(12,581)	(159)	(59,344)
Present value of minimum debt payments	690,000	50,041	955	740,996
Less: current portion of debt principal	—	—	(955)	(955)
Noncurrent portion of debt principal	$690,000	$50,041	$—	$740,041

5. Mezzanine Equity

Gates Foundation

Contingently redeemable common stock as of June 30, 2022 and December 31, 2021 is comprised of proceeds from shares of common stock sold on May 10, 2016 to the Bill & Melinda Gates Foundation (the Gates Foundation). In connection with the stock sale, the Company and the Gates Foundation entered into an agreement under which the Company agreed to expend an aggregate amount not less than the proceeds from the stock sale to develop a yeast strain that produces artemisinic acid and/or amorphadiene at a low cost and to supply such artemisinic acid and amorphadiene to companies qualified to convert artemisinic acid and amorphadiene to artemisinin for inclusion in artemisinin combination therapies used to treat malaria. If the Company defaults on its obligation to use the proceeds from the stock sale as set forth above or defaults under certain other commitments in the agreement, the Gates Foundation will have the right to request that the Company redeem, or facilitate the purchase by a third party, the shares then held by the Gates Foundation at a price per share equal to the greater of (i) the closing price of the Company’s common stock on the trading day prior to the redemption or purchase, as applicable, or (ii) an amount equal to $17.10 plus a compounded annual return of 10%. The Company concluded a redemption event was not probable to occur. As of June 30, 2022, the Company's remaining research and development obligation under this arrangement was $0.1 million.

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

The redemption price of this common-share noncontrolling interest is considered to be at fair value on the redemption date. Ingredion’s noncontrolling interest is not currently redeemable and the Company concluded a contingent redemption event is not probable to occur. The primary redemption contingency relates to a decrease in Ingredion’s ownership percentage below 8.4%, which is not likely to occur given that capital transactions require the unanimous consent of each member. Consequently, the noncontrolling interest will not be subsequently remeasured to its redemption amount until such contingency event and the related redemption are probable to occur; however, the Company will continue to reflect the attribution of any losses and distribution of dividends to the noncontrolling interest each quarter in accordance with ASC 810-10. At the transaction date, the Company recorded the $28.5 million noncontrolling interest in RealSweet as Mezzanine equity - contingently redeemable noncontrolling interest, which represented the value of Ingredion’s 31% ownership interest in the net assets of the RealSweet subsidiary. Under the terms of the MIPA, Amyris, Inc. is funding the construction costs of the project, which are estimated to be approximately $130 million. As of June 30, 2022, the Company has funded approximately $100 million towards the project and has $22 million of contractual purchase commitments for construction related costs.

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

The redemption price of this noncontrolling interest is considered to be at fair value on the redemption date. EcoFab’s noncontrolling interest is not currently redeemable and the Company concluded a contingent redemption event is probable to occur as the redemption date is no later than December 31, 2026. As a result, the noncontrolling interest will be recorded at the higher of (1) the cumulative amount that would result from applying the measurement guidance in ASC 810-10 (i.e., initial carrying amount, increased or decreased for the noncontrolling interest’s share of net income or loss, OCI or other comprehensive loss, and dividends) or (2) the redemption price. When it is determined the redemption price exceeds the noncontrolling interest’s carrying amount, the Company will record an ASC 480 measurement adjustment. As of June 30, 2022, the Company recorded $2.5 million EcoFab noncontrolling interest as Mezzanine equity - contingently redeemable noncontrolling interest, which included $3.1 million of the initial value of the Minority Member’s 30% ownership interest in the net assets of EcoFab and $0.6 million of losses attributable to the Minority Member during the period.

6. Stockholders' (Deficit) Equity

Warrants and Rights Activity Summary

In connection with various debt and equity transactions (see Note 4, “Debt” above, and Note 4, "Debt" and Note 6, “Stockholders’ Deficit” in Part II, Item 8 of the 2021 Form 10-K), the Company has issued warrants exercisable for shares of common stock. The following table summarizes warrants outstanding at June 30, 2022:

Transaction	Year Issued	Expiration Date	Number Outstanding as of December 31, 2021	Exercises	Expired	Exercise Price per Share of Warrants Exercised	Number Outstanding as of June 30, 2022	Exercise Price per Share as of June 30, 2022
Blackwell / Silverback warrants	2020	July 10, 2022	1,000,000	—	—	$—	1,000,000	$3.25
January 2020 warrant exercise right shares	2020	January 31, 2022	431,378	(431,378)	—	$2.87	—	$—
May 2019 6.50% Note Exchange warrants	2019	January 31, 2022	960,225	(960,225)	—	$2.87	—	$—
May 2017 cash warrants	2017	July 10, 2022	1,492,652	(904,732)	—	$2.87	587,920	$2.87
May 2017 dilution warrants	2017	July 10, 2022	56,910	—	—	$—	56,910	$—
July 2015 related party debt exchange	2015	July 29, 2025	58,690	—	—	$—	58,690	$0.15
			3,999,855	(2,296,335)	—	$2.87	1,703,520
Warrant Exercises

During the six months ended June 30, 2022, warrant-holders exercised warrants to purchase 2,296,335 shares of the Company’s common stock at a weighted-average exercise price of $2.87 per share, for proceeds to the Company of $6.6 million.

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

Goodwill associated with this acquisition is not deductible for tax purposes.

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

Onda Beauty Inc.

On April 11, 2022, Amyris and Amyris-O Merger Sub, Inc., a wholly owned subsidiary of the Company, entered into an Agreement and Plan of Merger and Reorganization with Onda Beauty Inc. (“Onda”) and the stockholders’ representative for the acquisition of the outstanding shares of Onda. Founded in 2014, Onda offers a curated matrix of brands as well as services, such as facials. Onda provides Amyris with a venue to test products, host events and produce content in a luxury retail setting.

Onda was acquired for total purchase consideration of $4.9 million, consisting of cash payment of $1.0 million at closing, Amyris stock valued at $3.5 million, estimated net working capital adjustment of $(0.1) million and holdback consideration of $0.5 million to be issued in the form of Amyris stock within 12 months after the closing date subject to the indemnification provision in accordance with the Agreement and Plan of Merger and Reorganization.

The following table summarizes the purchase price allocation:

(In thousands)
Net tangible liabilities	$(164)
Trademarks, trade names and other intellectual property	4,275
Customer relationships	251
Goodwill	553
Total consideration	$4,915

Goodwill associated with this acquisition is not deductible for tax purposes.

Interfaces Indústria E Comércio De Cosméticos Ltda.

On April 29, 2022, Amyris and Amyris Biossance do Brasil Comércio de Cosméticos Ltda., a wholly owned subsidiary of the Company, entered into a Contract for the Purchase and Sale of Quotas and Other Covenants with Interfaces Indústria e Comércio de Cosméticos Ltda. (“Interfaces”) and its stockholders for the acquisition of the outstanding shares of Interfaces. The transaction closed on May 16, 2022. Interfaces was a limited liability company incorporated under the laws of Brazil, headquartered in the City of Vinhedo, State of São Paulo, specializing in producing cosmetics for skin care, hair care, and makeup. The acquisition of Interfaces is deemed critical to sustain the Company’s growth, add operational resilience to its supply chain, reduce its dependency on third-party manufacturing, and increase the ability to source strategic components.

Interfaces was acquired for total purchase consideration of $6.7 million, consisting of cash payment of $3.4 million at closing and cash payment of $3.3 million to be released to the sellers in 24 (twenty-four) monthly and successive installments.

The following table summarizes the purchase price allocation:

(In thousands)
Net tangible assets	$1,474
Goodwill	5,219
Total consideration	$6,693

Goodwill associated with this acquisition is not deductible for tax purposes.

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

The following table presents the calculation of basic and diluted loss per share:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except shares and per share amounts)	2022	2021	2022	2021
Numerator:
Net (loss) income attributable to Amyris, Inc.	$(110,013)	$15,381	$(217,318)	$(275,870)
Less: loss (income) allocated to participating securities	—	(13)	—	1,086
Net (loss) income attributable to Amyris, Inc. common stockholders, basic	$(110,013)	$15,368	$(217,318)	$(274,784)
Adjustment to earnings allocated to participating securities	—	13	—	—
Interest on convertible debt	759	902	1,216	—
Gain from change in fair value of debt	(35,114)	(71,067)	(47,764)	—
Gain from change in fair value of derivative instruments	(3,598)	—	(5,413)	—
Net loss attributable to Amyris, Inc. common stockholders, diluted	$(147,966)	$(54,784)	$(269,279)	$(274,784)

Denominator:
Weighted-average shares of common stock outstanding used in computing net loss per share of common stock, basic	319,916,244	320,088,143	316,425,739	279,819,520
Net loss per share, basic	$(0.34)	$0.05	$(0.69)	$(0.98)

Weighted-average shares of common stock outstanding	319,916,244	320,088,143	316,425,739	279,819,520
Weighted-average shares of preferred stock outstanding	—	277,666	—	—
Effect of dilutive convertible debt	16,680,334	18,442,040	18,532,262	—
Effect of dilutive common stock warrants	46,301	—	840,274	—
Weighted-average shares of common stock equivalents used in computing net loss per share of common stock, diluted	336,642,879	338,807,849	335,798,275	279,819,520
Net loss per share, diluted	$(0.44)	$(0.16)	$(0.80)	$(0.98)

For the three months ended June 30, 2022 and 2021 and for the six months ended June 30, 2022, basic income per share differed from diluted loss per share, because the inclusion of all potentially dilutive securities outstanding was dilutive. For the six months ended June 30, 2021, basic loss per share equaled diluted loss per share, because the inclusion of all potentially dilutive securities outstanding was antidilutive. The following table presents outstanding shares of potentially dilutive securities:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Period-end common stock warrants	1,587,920	10,034,295	1,587,920	10,034,295
Convertible promissory notes(1)	86,683,389	—	86,683,389	16,680,334
Period-end stock options to purchase common stock	4,718,507	6,357,163	4,718,507	6,357,163
Period-end restricted stock units	17,313,912	8,196,960	17,313,912	8,196,960
Contingently issuable common shares	3,593,193	—	3,593,193	—
Total potentially dilutive securities excluded from computation of diluted loss per share	113,896,921	24,588,418	113,896,921	41,268,752
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

9. Commitments and Contingencies

Guarantor Arrangements

The Company has agreements whereby it indemnifies its executive officers and directors for certain events or occurrences while the executive officer or director is serving in his or her official capacity. The indemnification period remains enforceable for the executive officer's or director’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a director and officer insurance policy that limits its exposure and enables the Company to recover a portion of any future payments. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal. Accordingly, the Company had no liabilities recorded for these agreements as of June 30, 2022 and December 31, 2021.

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

In October 2021, the Company entered into a 10-year manufacturing partnership agreement with Renfield Manufacturing, LLC (Renfield) to provide manufacturing services and third-party logistics processes, including inventory management, warehousing, and fulfillment for certain of the Company’s consumer product lines. The Company also provided a $0.5 million letter of credit and guarantee to the lessor of the Renfield manufacturing facility, which extends through August 2032. If Renfield fails to perform under the facility lease, the Company can terminate the manufacturing agreement. The Company expects that its potential future performance under the guarantee is not probable of occurrence. Accordingly, the Company had no liabilities recorded for the guarantee as of June 30, 2022 and December 31, 2021.

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

On April 3, 2019, a securities class action complaint was filed against Amyris and our CEO, John G. Melo, and former CFO, Kathleen Valiasek, in the U.S. District Court for the Northern District of California. The complaint seeks unspecified damages on behalf of a purported class that would comprise all persons and entities that purchased or otherwise acquired our securities between March 15, 2018 and March 19, 2019. The complaint, which was amended by the lead plaintiff on September 13, 2019, alleges securities law violations based on statements and omissions made by the Company during such period. On October 25, 2019, the defendants filed a motion to dismiss the securities class action complaint, which was denied by the court on October 5, 2020. The Company filed its answer to the securities class action complaint on October 26, 2020. In early 2021, the parties attended court-ordered mediation, but as the case did not settle, the parties commenced discovery. On July 30, 2021, plaintiffs filed a motion seeking class certification and the Company filed its opposition on September 24, 2021; after briefing and argument, it was granted in part on December 8, 2021. On December 22, 2021, the Company filed a petition seeking interlocutory review of that order in the U.S. Court of Appeals for the Ninth Circuit, which was fully briefed on January 14, 2022. On February 4, 2022, the parties reached a tentative settlement of the securities class action, which requires the court’s review and approval. On March 24, 2022, the parties submitted the proposed settlement agreement to the Court. A slightly revised proposed settlement agreement and supporting documents were filed on July 21, 2022. On July 22, 2022, the Court preliminarily approved the settlement agreement and set the hearing date for final approval on November 8, 2022. If the settlement is approved by the Court, the settlement amount will be covered by the Company’s directors and officers insurance policy.

Subsequent to the filing of the securities class action complaint described above, on June 21, 2019 and October 1, 2019, respectively, two separate purported shareholder derivative complaints were filed in the U.S. District Court for the Northern District of California (Bonner v. Doerr, et al., and Carlson v. Doerr, et al.) based on similar allegations to those made in the securities class action complaint and naming the Company, and certain of the Company’s current and former officers and directors, as defendants. The derivative lawsuits sought to recover, on the Company’s behalf, unspecified damages purportedly sustained by the Company in connection with allegedly misleading statements and omissions made in connection with the Company’s securities filings. The derivative lawsuits were dismissed on October 18, 2019 (Bonner) and December 10, 2019 (Carlson), without prejudice. On November 3, 2020, Bonner re-filed its derivative complaint against the Company in San Mateo County Superior Court. The Company filed its demurrer to the complaint on January 13, 2021, and attended a preliminary hearing on April 22, 2021. An additional shareholder derivative complaint (Kimbrough v. Melo, et al.), substantially identical to the Bonner complaint, was filed on December 18, 2020 in the United States District Court for the Northern District of California. On February 19, 2021, the Company filed its motion to dismiss the Kimbrough complaint. In response, the Kimbrough complaint was dismissed in federal court on March 4, 2021, and re-filed in state court on March 12, 2021. By agreement, the Kimbrough and Bonner complaints were consolidated for all purposes on April 9, 2021. The Company's motion to dismiss was granted without prejudice on June 30, 2021. After obtaining an extension, Bonner amended its complaint on February 22, 2022. On March 24, 2022, the Company filed a motion seeking full dismissal with prejudice of claims alleged in Bonner’s amended complaint. On June 20, 2022, the Court granted the Company's motion to dismiss Bonner's amended complaint without prejudice. On July 14, 2022, Bonner informed the Court that it does not intend to file a second amended complaint.

On September 10, 2020, LAVVAN, Inc. (Lavvan) filed a suit against the Company in the United States District Court for the Southern District of New York alleging breach of contract, patent infringement, and trade secret misappropriation in connection with that certain Research, Collaboration and License Agreement between Lavvan and Amyris, dated March 18, 2019, as amended. The Company filed motions to compel arbitration or to dismiss on October 2, 2020. On October 30, Lavvan filed its opposition to the motions and the Company filed its reply to such opposition on November 13, 2020. The Court denied the Company's motions on July 26, 2021, and the Company appealed the Court's ruling regarding its motion to compel arbitration on July 27, 2021, filing its appeal to the U.S. Court of Appeals for the Second Circuit on November 4, 2021. The appellate briefing process was completed on January 19, 2022. The Court scheduled oral argument for September 9, 2022. The Company believes the suit lacks merit and intends to continue to defend itself vigorously. Given the early stage of these proceedings, it is not yet possible to reliably determine any potential liability that could result therefrom.

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

10. Revenue Recognition, and Contract Assets and Liabilities

Disaggregation of Revenue

The following table presents revenue by major product and service, as well as by primary geographical market, based on the location of the customer:

	Three Months Ended June 30,
(In thousands)	2022				2021
	Renewable Products	Licenses and Royalties	Collaborations, Grants and Other	Total	Renewable Products	Licenses and Royalties	Collaborations, Grants and Other	Total
North America	$39,963	$—	$1,244	$41,207	$30,123	$11,000	$—	$41,123
Europe	6,338	6,454	2,927	15,719	2,500	—	2,903	5,403
Asia	5,171	—	192	5,363	3,929	—	1,241	5,170
South America	2,094	—	—	2,094	332	—	—	332
Other	824	—	—	824	288	—	—	288
	$54,390	$6,454	$4,363	$65,207	$37,172	$11,000	$4,144	$52,316

	Six Months Ended June 30,
(In thousands)	2022				2021
	Renewable Products	Licenses and Royalties	Collaborations, Grants and Other	Total	Renewable Products	Licenses and Royalties	Collaborations, Grants and Other	Total
North America	$72,919	$433	$2,720	$76,072	$50,175	$11,000	$250	$61,425
Europe	13,627	15,334	6,190	35,151	5,472	143,800	5,250	154,522
Asia	6,659	—	384	7,043	8,334	—	3,524	11,858
South America	3,113	—	—	3,113	789	—	—	789
Other	1,537	—	—	1,537	581	—	—	581
	$97,855	$15,767	$9,294	$122,916	$65,351	$154,800	$9,024	$229,175

The following table presents revenue by major product and service, as well as by management classification:

	Three Months Ended June 30,
(In thousands)	2022				2021
	Renewable Products	Licenses and Royalties	Grants, Collaborations and Other	Total	Renewable Products	Licenses and Royalties	Grants, Collaborations and Other	Total
Consumer	$42,219	$5	$749	$42,973	$20,695	$—	$—	$20,695
Technology access	12,171	6,449	3,614	22,234	16,477	11,000	4,144	31,621
	$54,390	$6,454	$4,363	$65,207	$37,172	$11,000	$4,144	$52,316

	Six Months Ended June 30,
(In thousands)	2022				2021
	Renewable Products	Licenses and Royalties	Grants, Collaborations and Other	Total	Renewable Products	Licenses and Royalties	Grants, Collaborations and Other	Total
Consumer	$74,861	$438	$2,225	$77,524	$36,347	$—	$—	$36,347
Technology access	22,994	15,329	7,069	45,392	29,004	154,800	9,024	192,828
	$97,855	$15,767	$9,294	$122,916	$65,351	$154,800	$9,024	$229,175

Significant Revenue Agreements and Customers

In connection with the significant revenue agreements discussed below and others previously disclosed (see Note 10, “Revenue Recognition” in Part II, Item 8 of the 2021 Form 10-K), the Company recognized the following revenue:

	Three Months Ended June 30,
(In thousands)	2022				2021
	Renewable Products	Licenses and Royalties	Collaborations, Grants and Other	Total	Renewable Products	Licenses and Royalties	Collaborations, Grants and Other	Total
Sephora	$10,092	$—	$—	$10,092	$8,078	$—	$—	$8,078
DSM - related party	2,965	6,454	2,000	11,419	4,620	—	2,000	6,620
Ingredion / PureCircle	1,197	—	—	1,197	2,253	10,000	—	12,253
Subtotal revenue from significant revenue agreements	14,254	6,454	2,000	22,708	14,951	10,000	2,000	26,951
Revenue from all other customers	40,136	—	2,363	42,499	22,221	1,000	2,144	25,365
Total revenue from all customers	$54,390	$6,454	$4,363	$65,207	$37,172	$11,000	$4,144	$52,316

	Six Months Ended June 30,
(In thousands)	2022				2021
	Renewable Products	Licenses and Royalties	Collaborations, Grants and Other	Total	Renewable Products	Licenses and Royalties	Collaborations, Grants and Other	Total
Sephora	$17,725	$—	$—	$17,725	$12,519	$—	$—	$12,519
DSM - related party	7,377	15,270	4,000	26,647	6,281	143,612	4,000	153,893
Ingredion / PureCircle	2,748	—	—	2,748	2,253	10,000	—	12,253
Subtotal revenue from significant revenue agreements	27,850	15,270	4,000	47,120	21,053	153,612	4,000	178,665
Revenue from all other customers	70,005	497	5,294	75,796	44,298	1,188	5,024	50,510
Total revenue from all customers	$97,855	$15,767	$9,294	$122,916	$65,351	$154,800	$9,024	$229,175

DSM Ingredients Collaboration

Pursuant to the September 2017 research and development collaboration agreement, as amended, the Company provides DSM with research and development services for specific field of use ingredients. The Company concluded the amended agreement contained a single performance obligation to provide research and development services delivered over time and that revenue recognition is based on an input measure of progress as labor hours are expended each quarter. DSM funds the development work with $2.0 million quarterly from January 1, 2022 to June 30, 2022 for services focused on achieving certain fermentation yield and cost targets related to certain molecules. During the three and six months ended June 30, 2022, the Company recognized $2.0 million and $4.0 million of collaboration revenue in connection with the agreement.

DSM License Agreement and Contract Assignment

In March 2021 the Company and DSM entered into a license agreement and asset purchase agreement pursuant to which DSM acquired exclusive rights to the Company’s Flavor and Fragrance (F&F) product portfolio. The Company granted DSM exclusive licenses covering specific intellectual property of the Company and assigned the Company’s rights and obligations under certain F&F ingredients supply agreements to DSM, in exchange for non-refundable upfront consideration totaling $150 million, and up to $235 million of contingent consideration if and when certain commercial milestones are achieved in each of the calendar years 2022 through 2024. The Company determined the licenses to be functional intellectual property and allocated $143.6 million of the transaction price to the licenses and recorded $143.6 million of licenses and royalties revenues in the three-months ended March 31, 2021. The Company also concluded the additional contingent consideration represents variable consideration that is subject to a sales/usage-based threshold and is dependent up on the IP License. The Company is required to apply the royalty recognition constrain guidance in ASC 606-10-55-65 and will recognize revenue at the later of (1) when the underlying sales or usage has occurred and (2) the related performance obligation has been satisfied (or partially satisfied). During the three and six months ended June 30, 2022, the Company recorded $6.5 million and $15.3 million, respectively, of license and royalties revenue and a corresponding contract asset under the contingent consideration provisions of the agreements.

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

Contract Balances

The following table provides information about accounts receivable, contract assets and contract liabilities from contracts with customers:

(In thousands)	June 30, 2022	December 31, 2021
Accounts receivable, net	$41,125	$37,074
Accounts receivable - related party, net	$5,001	$5,667
Contract assets	$3,946	$4,227
Contract assets - related party	$15,265	$—
Contract liabilities	$816	$2,530
Contract liabilities, noncurrent(1)	$—	$111

(1)As of June 30, 2022 and December 31, 2021, contract liabilities, noncurrent is presented in Other noncurrent liabilities in the condensed consolidated balance sheets.

Remaining Performance Obligations

The following table provides information regarding the estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) based on the Company's existing agreements with customers as of June 30, 2022.

(In thousands)	As of June 30, 2022
Remaining 2022	$526
2023	143
2024	143
2025	143
2026 and thereafter	143
Total from all customers	$1,098

In accordance with the disclosure provisions of ASC 606, the table above excludes estimated future revenues for performance obligations that are part of a contract that has an original expected duration of one year or less or a performance obligation with variable consideration that is recognized using the sales-based royalty exception for licenses of intellectual property.

11. Related Party Transactions

Related Party Debt

Related party debt was as follows:

	June 30, 2022				December 31, 2021
In thousands	Principal	Unaccreted Debt Discount	Change in Fair Value	Net	Principal	Unaccreted Debt Discount	Change in Fair Value	Net
Foris convertible note	$50,041	$—	$1,475	$51,516	$50,041	$—	$57,386	$107,427

Related Party Equity

There we no related party equity transactions during the three or six months ended June 30, 2022.

Related Party Revenue

See Note 10, "Revenue Recognition, and Contract Assets and Liabilities", for information about related party revenue transactions with DSM.

Related Party Accounts Receivable, Contract Assets and Accounts Payable

Related party accounts receivable, contract assets and accounts payable were as follows:

(In thousands)	June 30, 2022	December 31, 2021
Accounts receivable - related party	$5,001	$5,667
Contract assets - related party	$15,265	$—
Accounts payable - related party	$4,241	$5,011

12. Stock-based Compensation

The Company’s stock option activity and related information for the six months ended June 30, 2022 was as follows:

	Quantity of Stock Options	Weighted- average Exercise Price	Weighted-average Remaining Contractual Life, in Years	Aggregate Intrinsic Value, in Thousands
Outstanding - December 31, 2021	3,087,225	$9.91	7.1	$2,580
Granted	1,916,237	$3.03
Exercised	(36,021)	$2.84
Forfeited or expired	(248,934)	$11.55
Outstanding - June 30, 2022	4,718,507	$7.09	8.0	$1
Vested or expected to vest after June 30, 2022	4,451,407	$7.24	7.9	$1
Exercisable at June 30, 2022	1,785,373	$10.66	5.8	$—

Activity related to the Company’s restricted stock units (RSUs) (including performance-based restricted stock units (PSUs)) for the six months ended June 30, 2022 was as follows:

	Quantity of Restricted Stock Units	Weighted-average Grant-date Fair Value	Weighted-average Remaining Contractual Life, in Years
Outstanding - December 31, 2021	13,731,320	$9.99	2.8
Awarded	5,965,118	$3.60
Released	(1,726,412)	$7.26
Forfeited	(656,114)	$6.28
Outstanding - June 30, 2022	17,313,912	$8.20	2.4
Vested or expected to vest after June 30, 2022	15,155,053	$8.06	2.3

Stock-based compensation expense during the three and six months ended June 30, 2022 and 2021 is reflected in the condensed consolidated statements of operations as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2022	2021	2021	2020
Cost of products sold	$81	$73	$159	$137
Research and development	1,784	1,318	3,401	2,380
Sales, general and administrative	10,782	7,355	20,675	10,511
Total stock-based compensation expense	$12,647	$8,746	$24,235	$13,028

As of June 30, 2022, $122.0 million of unrecognized compensation expense related to stock options and RSUs is expected to be recognized over a weighted-average period of 3.2 years.

13. Subsequent Events

None.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and the related notes that appear elsewhere in this Quarterly Report on Form 10-Q. These discussions contain forward-looking statements reflecting our current expectations that involve risks and uncertainties which are subject to safe harbors under the Securities Act of 1933, as amended (the Securities Act), and the Securities Exchange Act of 1934 (the Exchange Act). These forward-looking statements include, but are not limited to, statements concerning our strategy of achieving a significant reduction in net cash outflows during the remainder of 2022 and 2023, aspects of our future operations, our future financial position, expectations for our future revenues, margins and projected costs, expectations regarding demand and acceptance for our technologies and products, introductions of new products, growth opportunities and trends in the market in which we operate, prospects, plans and objectives of management. The words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “will,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those in the forward-looking statements, including, without limitation, the risks set forth in Part II, Item 1A, “Risk Factors” in this Quarterly Report on Form 10-Q, in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (the 2021 Form 10-K), and as applicable, in our other filings with the Securities and Exchange Commission. We do not assume any obligation to update any forward-looking statements.

Overview

We are a biotechnology company at the forefront of delivering sustainable science-based solutions that are better for people and the planet. To accelerate the world’s transition to sustainable consumption, we create, manufacture and commercialize consumer products and ingredients that reach more than 300 million consumers. Currently, the largest source of revenue is the marketing and selling of Clean Beauty, Personal Care and Health & Wellness consumer products through our direct-to-consumer ecommerce platforms and a growing network of retail partners. We also sell sustainable ingredients to sector leaders that serve Flavor & Fragrance (F&F), Nutrition, Food & Beverage, and Clean Beauty & Personal Care end markets.

We began 2021 with three consumer brands, Biossance® clean beauty skincare, Pipette® clean baby skincare, and PurecaneTM zero-calorie sweetener. During the second half of 2021, we launched five additional consumer brands in the Clean Beauty & Personal Care end market, including Terasana® clean skincare, Costa Brazil® luxury skincare, OLIKATM clean wellness, Rose Inc.TM clean color cosmetics, and JVNTM clean haircare. During the first half of 2022, we added MenoLabsTM, a brand focused on healthy living (including menopause).

Our ingredients and consumer products are powered by our Lab-to-MarketTM technology platform. This technology platform enables the portfolio connection between our proprietary science and formulation expertise, manufacturing capability at industrial scale, and expertise in commercializing high performance, sustainable products that make a difference in people’s lives. We believe that our technology platform offers advantages to traditional methods of sourcing similar ingredients (such as petrochemistry and extraction from organisms). Our technology platform allows for renewable and ethical sourcing of raw materials, less resource-intensive production, minimal impact on sensitive ecosystems, enhanced purity and safety profiles, less vulnerability to climate disruption, and improved supply chain resilience. We combine molecular biology and genetic engineering to generate more sustainable materials that are otherwise derived from scarce or endangered resources in nature. We leverage state-of-the-art machine learning, robotics and artificial intelligence to rapidly bring new innovation to market.

The time taken from lab to market for the commercialization of molecules has decreased from three to four years to less than a year for our most recent molecule, primarily due to improved proprietary strain construction, screening and analytics tools, advanced lab automation, and data integration. Our state-of-the-art infrastructure includes industry-leading strain engineering and lab automation located in Emeryville, California, pilot-scale production facilities in Emeryville and Campinas, Brazil, a demonstration-scale facility in Campinas and a commercial scale production facility in Leland, North Carolina (which is part of our Aprinnova joint venture). A wide variety of feedstocks for precision fermentation exists but we source Brazilian sugarcane for our large-scale production because of its supply resilience, renewability, low cost, and relative price stability. At the mid-year point, we commissioned the first line of a new purpose-built, large-scale precision fermentation facility in Brazil, which we anticipate will accommodate the production of up to five products concurrently. The other lines are expected to be commissioned during the second half of 2022. Pending full commissioning of the new facility, we continue to manufacture our products at manufacturing sites in Brazil, the United States and Europe.

Sales and Revenue

We recognize revenue from consumer and ingredient product sales, license fees and royalties, and collaborations and grants.

Consumer products are being sold in-store and online through retail partners such as, but not limited to, Sephora, Target and Walmart. We also sell to consumers via our direct-to-consumer ecommerce platforms. Our ingredients are sold business-to-business directly to customers such as DSM, Ingredion and other flavor, fragrance, and cosmetic companies or through our distribution partners.

We have research and development collaboration arrangements for which we receive payments from our collaboration partners, which include Koninklijke DSM N.V. (DSM), Givaudan, Firmenich SA (Firmenich), Yifan Pharmaceutical Co. Ltd. (Yifan) and others. Some of our collaboration arrangements provide for advance payments to us in consideration for grants of exclusivity or research efforts that we will perform. Our collaboration agreements, which may require us to achieve milestones prior to receiving payments, are expected to contribute revenues from product sales and royalties if and when they are commercialized. See Note 10, “Revenue Recognition” in Part II, Item 8 of our 2021 Form 10-K for additional information.

We have several other collaboration molecules in our development pipeline with partners including DSM, Givaudan, Firmenich and Yifan that we expect will contribute revenues from product sales and royalties if and when they are commercialized.

COVID-19 Business Update

We closely monitor the impact of the global COVID-19 pandemic on all aspects of our business, including how it has and will impact our employees, partners, supply chain, and distribution network. Since the start of the pandemic in early 2020, we developed a comprehensive response strategy including establishing a cross-functional COVID-19 task force and implementing business continuity plans to manage the impact of the COVID-19 pandemic on our employees and our business. We have applied recommended public health strategies designed to prevent the spread of COVID-19 and have been focused on the health and welfare of our employees. We have successfully managed to sustain ongoing critical production campaigns and infrastructure while staying in compliance with applicable state and county public health orders.

Accordingly, since the end of the first quarter of 2020, we have initiated several precautions in accordance with local regulations and guidelines to mitigate the spread of COVID-19 infection across our businesses, which has impacted the way we carry out our business, including additional sanitation and cleaning procedures in our laboratories and other facilities, on-site COVID-19 testing, temperature and symptom confirmations and instituting remote working when possible. The operation of our sites, including a broader return to work in our offices, laboratories and production facilities, will continue to follow local public health plans and guidelines. As the effects of the COVID-19 pandemic and the availability of vaccines continue to evolve, even if our employees more broadly return to work in our offices, laboratories and production facilities, we have the flexibility to resume more restrictive on-site and remote work models, if needed, as a result of spikes or surges in COVID-19 infection, hospitalization rates or otherwise. See “Risk Factors – Business and Operational Risks – Our business is currently adversely affected and could be materially adversely affected in the future by the evolving effects of the COVID-19 pandemic and related global economic slowdown as a result of the recent and potential future impacts on our supply chain, manufacturing and commercialization activities and other business operations” in Part I, Item 1A of our 2021 Form 10-K.

The global business challenges associated with the COVID-19 pandemic have been recently compounded by the ongoing conflict in Ukraine, which has caused significant instability and disruptions in the capital and credit markets, as well as inflation and increasing interest rates. A severe or prolonged economic downturn could result in a variety of risks to our business, including weakened demand for our products and in our ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy could also strain our collaboration partners and our suppliers, possibly resulting in development or supply disruption. We cannot anticipate all the ways in which the foregoing, and the current economic climate and financial market conditions generally, could adversely impact our business. See “Risk Factors – Business and Operational Risks” in Part I, Item 1A of our 2021 Form 10-K.

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

Recently Issued Accounting Pronouncements

Refer to Note 1, "Basis of Presentation and Summary of Significant Accounting Policies" in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Accounting Pronouncements Issued but Not Yet Adopted

Refer to Note 1, "Basis of Presentation and Summary of Significant Accounting Policies" in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Results of Operations

Revenue

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2022	2021	2022	2021
Revenue
Renewable products	$54,390	$37,172	$97,855	$65,351
Licenses and royalties	6,454	11,000	15,767	154,800
Collaborations, grants and other	4,363	4,144	9,294	9,024
Total revenue	$65,207	$52,316	$122,916	$229,175

Three Months Ended June 30, 2022

Total revenue increased by 25% to $65.2 million for the three months ended June 30, 2022 compared to the same period in 2021. Excluding the $10.0 million of one-off license revenue from the strategic Reb M transaction with Ingredion in the three months ended June 30, 2021, total revenue for the three months ended June 30, 2022 increased by 54% or $22.9 million.

Renewable products revenue increased by 46% to $54.4 million for the three months ended June 30, 2022 compared to the same period in 2021. This increase was driven by a $22.3 million or 108% increase in consumer products revenue, partially offset by a $4.3 million decrease in ingredients product revenue. Consumer revenue growth was primarily driven by continued growth in our Biossance consumer product line and new revenue from consumer brands that were launched or acquired during the past 12 months, such as JVN, Rose Inc. and MenoLabs. Ingredients product revenue in the prior year quarter included $4.3 million for Patchouli which, due to timing and the campaign nature of our production process, was not repeated during this year’s quarter.

Licenses and royalties revenue decreased by $4.5 million for the three months ended June 30, 2022 compared to the same period in 2021, primarily due to the 2021 $10.0 million Reb M license to Ingredion, partly offset by the $6.4 million F&F earnout for the three months ended June 30, 2022.

Six Months Ended June 30, 2022

Total revenue decreased by 46% to $122.9 million for the six months ended June 30, 2022 compared to the same period in 2021. Excluding the 2021 sale of a $143.6 million flavors and fragrances intellectual property license to DSM and the 2021 sale of a $10.0 million RebM intellectual property license to Ingredion, total revenue for the six months ended June 30, 2022 increased by 63% or $47.4 million.

Renewable products revenue increased by 50% to $97.9 million for the six months ended June 30, 2022 compared to the same period in 2021. This increase was driven by a $41.2 million or 113% increase in consumer products revenue, partially offset by a $6.0 million decrease in ingredients product revenue. Consumer revenue growth was primarily driven by continued growth in our Biossance consumer product line and new revenue from consumer brands that were launched or acquired during the past 12 months, such as JVN, Rose Inc. and MenoLabs. Ingredients product revenue in the current year has been unfavorably impacted by lower squalane and hemisqualane revenue due to constrained third party manufacturing of intermediate products.

Licenses and royalties revenue decreased by $139.0 million for the six months ended June 30, 2022 compared to the same period in 2021, primarily due to the 2021 sale of a $143.6 million flavors and fragrances intellectual property license to DSM and the 2021 sale of a $10.0 million RebM intellectual property license to Ingredion, partly offset by the $15.3 million F&F earnout for the six months ended June 30, 2022.

Costs and Operating Expenses

Costs and operating expenses were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2022	2021	2022	2021
Cost of products sold	$55,930	$30,421	$104,925	$53,080
Research and development	26,111	22,424	52,469	45,756
Sales, general and administrative	126,587	54,340	233,503	92,262
Total cost and operating expenses	$208,628	$107,185	$390,897	$191,098

Included in costs and operating expenses were the following amounts of non-cash stock-based compensation expense:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2022	2021	2022	2021
Cost of products sold	$81	$73	$159	$137
Research and development	1,784	1,318	$3,401	$2,380
Sales, general and administrative	10,782	7,355	20,675	10,511
Total stock-based compensation expense	$12,647	$8,746	$24,235	$13,028

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

Cost of products sold increased by 84% to $55.9 million for the three months ended June 30, 2022 and by 98% to $104.9 million for the six months ended June 30, 2022, compared to the same periods in 2021, primarily driven by significant increases in sales volume of our consumer products. Our cost of products sold was also directly impacted by a significant increase in raw material costs, transportation costs, with air freight as a principal driver, and other supply chain logistics costs. We expect that the insourcing of ingredients manufacturing following the full commissioning of the Barra Bonita facility, as well as the consolidation of the consumer production footprint, will mitigate unfavorable supply chain economics in future quarters.

Research and Development Expenses

Research and development expenses increased by 16% to $26.1 million for the three months ended June 30, 2022 and by 15% to $52.5 million for the six months ended June 30, 2022, compared to the same periods in 2021, primarily due to increased headcount and related employee compensation and benefit costs.

Sales, General and Administrative Expenses

Sales, general and administrative expenses increased by 133% to $126.6 million for the three months ended June 30, 2022 and by 153% to $233.5 million for the six months ended June 30, 2022, compared to the same periods in 2021. The increases were principally seen in Selling expense and primarily driven by a combination of increased headcount (both organic and from acquisitions), significant investments in both existing and developing brands for paid media and advertising, expanded retail and ecommerce sales in the U.S. and internationally, growth-driven consumer order fulfillment and shipping expense and comparatively low prior year travel expense due to COVID-19.

Other Income (Expense), Net

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2022	2021	2022	2021
Interest expense	$(5,304)	$(4,723)	$(10,567)	$(10,536)
Gain (loss) from change in fair value of derivative instruments	3,598	5,141	5,413	(17,604)
Gain (loss) from change in fair value of debt	35,114	70,132	55,910	(256,653)
Gain (loss) upon extinguishment of debt	—	935	—	(26,378)
Other income (expense), net	780	28	(2,272)	(650)
Total other income (expense), net	$34,188	$71,513	$48,484	$(311,821)

Three Months Ended June 30, 2022

Total other income, net was $34.2 million for the three months ended June 30, 2022, compared to total other income, net of $71.5 million for the same period in 2021. The $37.3 million decrease was primarily comprised of a $35.0 million decrease in gain from change in fair value of debt, no loss upon extinguishment of debt in 2022 as compared to a $0.9 million loss in 2021, and a $1.5 million change from a loss to a gain in the change in fair value of derivative instruments. The fluctuations to changes in fair value of debt and derivatives were driven by a decrease in our stock price during the three months ended June 30, 2022, resulting in lower fair value of the underlying debt and equity instruments. See Note 3, "Fair Value Measurement" in Part I, Item 1 of this Quarterly Report on Form 10-Q for details regarding our outstanding derivative instruments.

Six Months Ended June 30, 2022

Total other income, net was $48.5 million for the six months ended June 30, 2022, compared to total other expense, net of $311.8 million for the same period in 2021. The $360.3 million change was primarily comprised of a $312.6 million change from loss to gain from change in fair value of debt, no loss upon extinguishment of debt in 2022 as compared to a $26.4 million loss in 2021, and a $23.0 million change from a loss to a gain in the change in fair value of derivative instruments. The fluctuations to changes in fair value of debt and derivatives were driven by a decrease in our stock price during the six months ended June 30, 2022, resulting in lower fair value of the underlying debt and equity instruments.

Provision for Income Taxes

For the three and six months ended June 30, 2022, we recorded a tax benefit of $0.7 million and $1.5 million, respectively, related to a tax benefit in the United Kingdom. For the three and six months ended June 30, 2021, we recorded a tax provision of $0.1 million and $0.1 million, respectively, related to accrued interest on uncertain tax positions.

Liquidity and Capital Resources

(In thousands)	June 30, 2022	December 31, 2021
Working capital	$123,035	$369,407
Cash and cash equivalents	$99,820	$483,462
Debt principal and lease obligations	$817,987	$768,656
Accumulated deficit	$(2,568,986)	$(2,357,661)

	Six Months Ended June 30,
(In thousands)	2022	2021
Net cash provided by (used in):
Operating activities	$(299,483)	$30,205
Investing activities	$(89,222)	$(5,670)
Financing activities	$7,220	$159,238

Liquidity

We have made substantial investments in marketing, headcount and working capital investments as we have expanded our consumer portfolio. Additionally, we increased our capital expenditures for the construction of our precision fermentation facility in Barra Bonita, Brazil. These strategic investments support growth of our consumer portfolio, enhance consumer brand equity, and allow the insourcing of fermentation production to improve the unit cost profile of our ingredients portfolio.

In June 2022, we and Foris Ventures, LLC (Foris) executed an amendment to extend the maturity of the Foris $50.0 million convertible note from July 1, 2022 to July 1, 2023. See Note 4, "Debt" in the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. As such, there is no near-term demand on cash to pay down this note. As of June 30, 2022, the principal amounts due under our debt instruments (including related party debt) totaled $741.1 million, of which none is classified as current.

We anticipate receiving certain milestone payments (earnouts) under the March 2021 DSM transaction (F&F) and the June 2021 Ingredion transaction (Reb M) (see Note 10 "Revenue Recognition" and Note 5, "Mezzanine Equity," in the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information), which are subject to the successful commissioning of the Barra Bonita facility, producing ingredients and achieving certain unit cost metrics.

Our cash and cash equivalents of $99.8 million as of June 30, 2022 in and of itself will not be sufficient to fund expected cash flow requirements from operations, investments and financing obligations for the next 12 months. We are actively working on securing additional funding from debt and from a strategic transaction to meet our spending obligations within 12 months after issuing our financial statements for the second quarter of 2022. Management currently expects that the current cash position, the cash generated from operations, the expected F&F and Reb M-related earnout payments along with planned price increases, operating expense reduction actions and the aforementioned additional funding from debt and a strategic transaction, to not raise substantial doubt about the Company's ability to continue as a going concern for the next 12 months.

For details of our debt and equity, see the following Notes in Part I, Item 1 of this Quarterly Report on Form 10-Q:
•Note 4, "Debt"
•Note 5, "Mezzanine Equity"
•Note 6, "Stockholders' Deficit"

Cash Flows during the Six Months Ended June 30, 2022 and 2021

Cash Flows from Operating Activities

Our primary uses of cash from operating activities are costs related to the production and sale of our products and personnel-related expenditures, offset by cash received from renewable product sales, licenses and royalties, and collaborations.

For the six months ended June 30, 2022, net cash used in operating activities was $299.5 million, consisting primarily of a $223.8 million net loss, $21.0 million of unfavorable non-cash adjustments that were primarily comprised of a $55.9 million gain from change in fair value of debt, partially offset by $24.2 million of stock-based compensation expense. Additionally, there was a $54.7 million decrease in working capital.

For the six months ended June 30, 2021, net cash provided by operating activities was $30.2 million, consisting primarily of a $274.6 million net loss, partially offset by $384.7 million of favorable non-cash adjustments that were primarily comprised of a $256.7 million loss from change in fair value of debt, a $26.4 million loss upon extinguishment of debt, and a $17.6 million loss from change in fair value of derivative instruments. Additionally, there was a $14.0 million decrease in working capital.

Cash Flows from Investing Activities

For the six months ended June 30, 2022, net cash used in investing activities was $89.2 million, comprised of $71.5 million of property, plant and equipment purchases, principally related to our new Barra Bonita facility, and $17.8 million of cash paid in business combinations.

For the six months ended June 30, 2021, net cash used in investing activities was $5.7 million, comprised of property, plant and equipment purchases.

Cash Flows from Financing Activities

For the six months ended June 30, 2022, net cash provided by financing activities was $7.2 million, primarily comprised of $6.6 million of proceeds from the exercise of warrants.

For the six months ended June 30, 2021, net cash provided by financing activities was $159.2 million, primarily comprised of $130.8 million from the April 2021 equity raise, $38.8 million of proceeds from the exercise of warrants and $2.8 million of proceeds from stock option exercises, partly offset by $23.4 million of debt principal payments, $2.5 million of issuance costs in connection with a debt modification, and $1.9 million of principal payments on financing leases.

Contractual Obligations

The following is a summary of our contractual obligations as of June 30, 2022:

Payable by year ending December 31, (In thousands)	Total	2022	2023	2024	2025	2026	Thereafter
Principal payments on debt	$740,996	$—	$50,996	$—	$—	$690,000	$—
Interest payments on debt	59,344	5,279	22,986	10,350	10,350	10,379	—
Construction costs in connection with new production facility	22,000	22,000	—	—	—	—	—
Contract termination fees	1,000	1,000	—	—	—	—	—
Financing leases	90	11	21	21	21	16	—
Operating leases	316,899	6,964	12,962	22,075	22,374	22,807	229,717
Total	$1,140,329	$35,254	$86,965	$32,446	$32,745	$723,202	$229,717

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
Our permanent investment in Brazil was $190.2 million as of June 30, 2022 and $133.9 million as of December 31, 2021, using the exchange rate at each date. A hypothetical 10% adverse change in Brazilian Real exchange rates would have had an adverse impact to Other Comprehensive Loss of $19.0 million as of June 30, 2022 and $13.4 million as of December 31, 2021.
We have also evaluated foreign currency exposure in relation to our other non-U.S. Dollar denominated assets and liabilities and determined that there would be an immaterial effect on our results of operations from 10% exchange rate fluctuations between those currencies and the U.S. Dollar.

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our outstanding debt obligations, including embedded derivatives therein. We generally invest our cash in investments with short maturities or with frequent interest reset terms. Accordingly, our interest income fluctuates with short-term market conditions. As of June 30, 2022, our investment portfolio consisted of money market funds and certificates of deposit, both of which are highly liquid. Due to the short-term nature of our investment portfolio, we do not believe that an immediate 10% increase in interest rates would have a material effect on the fair value of our portfolio. Since we believe we have the ability to liquidate our investment portfolio, we expect that our operating results or cash flows would not be materially affected by a sudden change in market interest rates on the portfolio.

In addition, while not likely in the current and significantly extended low interest rate environment, changes in interest rates could significantly change the fair value of our embedded derivative liabilities.

As of June 30, 2022, all of our outstanding debt was in fixed rate instruments. As a result, changes in interest rates would not affect interest expense and payments in relation to our debt.

Commodity Price Risk
Our primary exposure to market risk for changes in commodity prices relates to our procurement of products from contract manufacturers, freight, packaging materials and other suppliers whose prices are affected by the price of sugar feedstocks and energy. The latter exposure is primarily managed through the use of feedstock pricing agreements.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer (CEO) and chief financial officer (CFO), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a- 15(e) and 15d- 15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our CEO and CFO have concluded that as of June 30, 2022, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (SEC), and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In April 2022, we issued 907,946 shares to acquire 100% of the outstanding ownership interest of Onda Beauty Inc. (“Onda”) from Onda’s stockholders. The share issuance was exempt from registration. For more information, see Note 7, “Acquisitions” in Part I, Item I of this Quarterly Report on Form 10-Q.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Description	Incorporation by Reference
		Form	File No.	Exhibit	Filing Date	Filed Herewith
3.01	Certificate of Amendment of the Restated Certificate of Incorporation dated June 10, 2022					x
10.01	Seventh Amendment, dated June 27, 2022, to Lease, dated August 22, 2007, between registrant and ES East, LLC					x
10.02	Fourth Amendment, dated June 27, 2022, to Lease, dated April 25, 2008, between registrant and EmeryStation Triangle, LLC					x
10.03	Amendment to Amended and Restated Loan and Security Agreement, dated June 30, 2022, between registrant and Foris Ventures, LLC					x
31.01	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(c) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					x
31.02	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(c) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					x
32.01[b]	Certification of Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					x
32.02[b]	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					x
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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
August 9, 2022

By:	/s/ Han Kieftenbeld
Han Kieftenbeld
Chief Financial Officer (Principal Financial Officer)
August 9, 2022