Form 10-Q
period 2022-09-30
AMYRIS, INC.
filed 2022-11-08
CIK 1365916

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Shares outstanding of the Registrant's common stock:

Class	Outstanding as of November 7, 2022
Common Stock, $0.0001 par value per share	325,188,403

AMYRIS, INC.
TABLE OF CONTENTS

		Page
	PART I
Item 1.	Financial Statements (unaudited)	4
	Condensed Consolidated Balance Sheets as of September 30, 2022 and December 31, 2021	4
	Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2022 and 2021	5
	Condensed Consolidated Statements of Comprehensive Loss for the Three and Nine Months Ended September 30, 2022 and 2021	6
	Condensed Consolidated Statements of Stockholders’ Equity (Deficit) and Mezzanine Equity for the Three Months Ended March 31, June 30, and September 30, 2022 and 2021	7
	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2022 and 2021	9
	Notes to Condensed Consolidated Financial Statements	11
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	34
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	41
Item 4.	Controls and Procedures	42

	PART II
Item 1.	Legal Proceedings	43
Item 1A.	Risk Factors	43
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	44
Item 3.	Defaults Upon Senior Securities	44
Item 4.	Mine Safety Disclosures	44
Item 5.	Other Information	44
Item 6.	Exhibits	45
SIGNATURES

PART I

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
AMYRIS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In thousands, except shares and per share amounts)	September 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$18,489	$483,462
Restricted cash	93	199
Accounts receivable, net of allowance of $1,752 and $945, respectively	40,410	37,074
Accounts receivable - related party, net of allowance of $0 and $0, respectively	7,428	5,667
Contract assets	3,361	4,227
Contract assets - related party	25,371	—
Inventories	129,332	75,070
Prepaid expenses and other current assets	47,998	33,513
Total current assets	272,482	639,212
Property, plant and equipment, net	169,827	72,835
Restricted cash, noncurrent	6,057	4,651
Recoverable taxes from Brazilian government entities	22,382	16,740
Right-of-use assets under financing leases, net	329	7,342
Right-of-use assets under operating leases, net	88,459	32,428
Goodwill	126,660	131,259
Intangible assets, net	54,662	39,265
Other assets	13,202	10,566
Total assets	$754,060	$954,298
Liabilities, Mezzanine Equity and Stockholders' (Deficit) Equity
Current liabilities:
Accounts payable	$133,819	$79,666
Accrued and other current liabilities	84,541	71,457
Financing lease liabilities	12	140
Operating lease liabilities	1,589	7,689
Contract liabilities	953	2,530
Debt, current portion	1,720	896
Related party debt, current portion	86,628	107,427
Total current liabilities	309,262	269,805
Long-term debt, net of current portion	673,927	309,061
Related party debt, net of current portion	51,570	—
Financing lease liabilities, net of current portion	51	61
Operating lease liabilities, net of current portion	75,898	19,829
Derivative liabilities	3,303	7,062
Acquisition-related contingent consideration (Note 3 and Note 7)	40,275	64,762
Other noncurrent liabilities	4,578	4,510
Total liabilities	1,158,864	675,090
Commitments and contingencies
Mezzanine equity:
Contingently redeemable common stock	5,000	5,000
Contingently redeemable noncontrolling interest	30,882	28,520
Stockholders’ (deficit) equity:
Preferred stock - $0.0001 par value, 5,000,000 shares authorized as of September 30, 2022 and December 31, 2021; zero shares issued and outstanding as of September 30, 2022 and December 31, 2021	—	—
Common stock - $0.0001 par value, 550,000,000 shares authorized as of September 30, 2022 and December 31, 2021; 324,885,832 and 308,899,906 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	32	31
Additional paid-in capital	2,384,348	2,656,838
Accumulated other comprehensive loss	(81,582)	(52,769)
Accumulated deficit	(2,730,381)	(2,357,661)
Total Amyris, Inc. stockholders’ (deficit) equity	(427,583)	246,439
Noncontrolling interest	(13,103)	(751)
Total stockholders' (deficit) equity	(440,686)	245,688
Total liabilities, mezzanine equity and stockholders' (deficit) equity	$754,060	$954,298

See the accompanying notes to the unaudited condensed consolidated financial statements.

AMYRIS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except shares and per share amounts)	2022	2021	2022	2021
Revenue:
Renewable products (includes related party revenue of $3,787, $6,214, $11,164 and $12,496, respectively)	$58,563	$36,508	$156,418	$101,859
Licenses and royalties (includes related party revenue of $10,106, $6,000, $25,376 and $149,612, respectively)	10,113	6,006	25,880	160,806
Collaborations, grants and other (includes related party revenue of $0, $2,000, $4,000 and $6,000, respectively)	2,453	5,352	11,747	14,376
Total revenue (includes related party revenue of $13,893, $14,214, $40,540 and $168,108, respectively)	71,129	47,866	194,045	277,041
Cost and operating expenses:
Cost of products sold	65,818	40,252	170,743	93,332
Research and development	28,780	23,824	81,249	69,580
Sales, general and administrative	124,709	70,635	358,212	162,897
Total cost and operating expenses	219,307	134,711	610,204	325,809
Loss from operations	(148,178)	(86,845)	(416,159)	(48,768)
Other income (expense):
Interest expense	(6,289)	(4,321)	(16,856)	(14,857)
(Loss) gain from change in fair value of derivative instruments	(1,654)	4,778	3,759	(12,826)
(Loss) gain from change in fair value of debt	(12,689)	52,294	43,221	(204,359)
Loss upon extinguishment of debt	—	(680)	—	(27,058)
Other income (expense), net	1,688	690	(584)	40
Total other income (expense), net	(18,944)	52,761	29,540	(259,060)
Loss before income taxes and loss from investment in affiliate	(167,122)	(34,084)	(386,619)	(307,828)
(Provision for) benefit from income taxes	(152)	(58)	1,353	(170)
(Loss) income from investment in affiliate	(748)	181	(6,509)	(567)
Net loss	(168,022)	(33,961)	(391,775)	(308,565)
Loss (income) attributable to noncontrolling interest	6,627	1,017	13,062	(249)
Net loss attributable to Amyris, Inc.	(161,395)	(32,944)	(378,713)	(308,814)
Less: loss allocated to participating securities	—	—	—	787
Net loss attributable to Amyris, Inc. common stockholders	$(161,395)	$(32,944)	$(378,713)	$(308,027)

Net loss per share attributable to common stockholders, basic	$(0.50)	$(0.11)	$(1.19)	$(1.07)
Weighted-average shares of common stock outstanding used in computing net loss per share of common stock, basic	322,286,529	300,888,579	318,400,804	286,919,463

Net loss per share attributable to common stockholders, diluted	$(0.50)	$(0.27)	$(1.24)	$(1.07)
Weighted-average shares of common stock outstanding used in computing net loss per share of common stock, diluted	322,286,529	317,568,913	335,126,922	286,919,463

See the accompanying notes to the unaudited condensed consolidated financial statements.

AMYRIS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2022	2021	2022	2021
Comprehensive income (loss):
Net income (loss)	$(168,022)	$(33,961)	$(391,775)	$(308,565)
Foreign currency translation adjustment	(20,231)	(7,494)	(28,813)	(4,759)
Total comprehensive income (loss)	(188,253)	(41,455)	(420,588)	(313,324)
Loss (income) attributable to noncontrolling interest	6,627	1,017	13,062	(249)
Comprehensive income (loss) attributable to Amyris, Inc.	$(181,626)	$(40,438)	$(407,526)	$(313,573)

See the accompanying notes to the unaudited condensed consolidated financial statements.

AMYRIS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
AND MEZZANINE EQUITY
(Unaudited)

	Preferred Stock		Common Stock
(In thousands, except number of shares)	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Noncontrolling Interest	Total Stockholders' Deficit	Mezzanine Equity - Contingently Redeemable Common Stock	Mezzanine Equity - Contingently Redeemable Noncontrolling Interest
Balances as of December 31, 2021	—	$—	308,899,906	$31	$2,656,838	$(52,769)	$(2,357,661)	$(751)	$245,688	$5,000	$28,520
Cumulative effect of change in accounting principle for ASU 2020-06 (see "Significant Accounting Policies" in Note 1)	—	—	—	—	(367,974)	—	5,993	—	(361,981)	—	—
Acquisitions	—	—	—	—	—	—	—	155	155	—	2,917
Issuance of common stock and payment of minimum employee taxes withheld upon net share settlement of restricted stock	—	—	528,704	—	(3)	—	—	—	(3)	—	—
Issuance of common stock as purchase consideration in business combinations	—	—	7,121,806	1	33,093	—	—	—	33,094	—	—
Issuance of common stock upon exercise of stock options	—	—	33,250	—	98	—	—	—	98	—	—
Issuance of common stock upon exercise of warrants	—	—	1,391,603	—	3,994	—	—	—	3,994	—	—
Stock-based compensation	—	—	—	—	11,588	—	—	—	11,588	—	—
Foreign currency translation adjustment	—	—	—	—	—	15,286	—	—	15,286	—	—
Net loss attributable to Amyris, Inc.	—	—	—	—	—	—	(107,305)	(2,928)	(110,233)	—	—
Balances as of March 31, 2022	—	$—	317,975,269	$32	$2,337,634	$(37,483)	$(2,458,973)	$(3,524)	$(162,314)	$5,000	$31,437
Issuance of common stock and payment of minimum employee taxes withheld upon net share settlement of restricted stock	—	—	1,087,200	—	(7)	—	—	—	(7)	—	—
Issuance of common stock as purchase consideration in business combinations	—	—	806,757	—	3,485	—	—	—	3,485	—	—
Issuance of common stock in lieu of cash compensation to non-employee directors	—	—			279	—	—	—	279	—	—
Issuance of common stock upon ESPP purchase	—	—	334,699	—	671	—	—	—	671	—	—
Issuance of common stock upon exercise of stock options	—	—	2,771	—	5	—	—	—	5	—	—
Issuance of common stock upon exercise of warrants	—	—	904,732	—	2,597	—	—	—	2,597	—	—
Stock-based compensation	—	—	—	—	12,647	—	—	—	12,647	—	—
Foreign currency translation adjustment	—	—	—	—	—	(23,868)	—	—	(23,868)	—	—
Net income (loss) attributable to Amyris, Inc.	—	—	—	—	—	—	(110,013)	(3,074)	(113,087)	—	(433)
Balance as of June 30, 2022	—	$—	321,111,428	$32	$2,357,311	$(61,351)	$(2,568,986)	$(6,598)	$(279,592)	$5,000	$31,004
Issuance of common stock and payment of minimum employee taxes withheld upon net share settlement of restricted stock	—	—	1,435,671	—	(5)	—	—	—	(5)	—	—
Issuance of common stock as purchase consideration for equity securities	—	—	1,420,456	—	5,753	—	—	—	5,753	—	—
Issuance of common stock as purchase consideration in business combinations	—	—	918,277	—	2,700	—	—	—	2,700	—	—
Issuance of warrants in connection with related party debt issuance	—	—	—	—	5,833	—	—	—	5,833	—	—
Proceeds from extension of warrants	—	—	—	—	500	—	—	—	500	—	—
Stock-based compensation	—	—	—	—	12,256	—	—	—	12,256	—	—
Foreign currency translation adjustment	—	—	—	—	—	(20,231)	—	—	(20,231)	—	—
Net income (loss) attributable to Amyris, Inc.	—	—	—	—	—	—	(161,395)	(6,505)	(167,900)	—	(122)
Balances as of September 30, 2022	—	$—	324,885,832	$32	$2,384,348	$(81,582)	$(2,730,381)	$(13,103)	$(440,686)	$5,000	$30,882

	Preferred Stock		Common Stock
(In thousands, except number of shares)	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Noncontrolling Interest	Total Stockholders' Deficit	Mezzanine Equity - Contingently Redeemable Common Stock	Mezzanine Equity - Contingently Redeemable Noncontrolling Interest

Balances as of December 31, 2020	8,280	$—	244,951,446	$24	1,957,224	$(47,375)	$(2,086,692)	$4,774	$(172,045)	$5,000	$—
Issuance of common stock and payment of minimum employee taxes withheld upon net share settlement of restricted stock	—	—	496,341	—	(2)	—	—	—	(2)	—	—
Issuance of common stock upon conversion of debt principal, net of 2,600,000 pre-delivery shares returned to Amyris	—	—	5,827,164	1	110,574	—	—	—	110,575	—	—
Issuance of common stock upon exercise of stock options	—	—	377,542	—	1,920	—	—	—	1,920	—	—
Issuance of common stock upon exercise of warrants	—	—	15,557,480	2	32,217	—	—	—	32,219	—	—
Issuance of common stock upon exercise of warrants - related party	—	—	6,056,944	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	4,281	—	—	—	4,281	—	—
Foreign currency translation adjustment	—	—	—	—		(2,038)	—	—	(2,038)	—	—
Net loss attributable to Amyris, Inc.	—	—	—	—		—	$(291,251)	$1,200	(290,051)	—	$—
Balances as of March 31, 2021	8,280	$—	273,266,917	$27	$2,106,214	$(49,413)	$(2,377,943)	$5,974	$(315,141)	$5,000	$—
Issuance of contingently redeemable noncontrolling interest	—	—	—	—	(14,520)	—	—	—	(14,520)	—	28,520
Issuance of common stock and payment of minimum employee taxes withheld upon net share settlement of restricted stock	—	—	880,603	—	(1,479)	—	—	—	(1,479)	—	—
Issuance of common stock as purchase consideration in business combination	—	—	225,784	—	3,167	—	—	—	3,167	—	—
Issuance of common stock in public offering	—	—	8,805,345	1	130,792	—	—	—	130,793	—	—
Issuance of common stock upon conversion of debt principal	—	—	2,862,772	1	38,632	—	—	—	38,633	—	—
Issuance of common stock upon conversion of preferred stock	(8,280)	—	1,943,659	—	—	—	—	—	—	—	—
Issuance of common stock upon ESPP purchase	—	—	145,112	—	321	—	—	—	321	—	—
Issuance of common stock upon exercise of stock options	—	—	145,200	—	860	—	—	—	860	—	—
Issuance of common stock upon exercise of warrants	—	—	1,381,940	—	6,622	—	—	—	6,622	—	—
Issuance of common stock upon exercise of warrants - related party	—	—	8,057,966	1	5,744	—	—	—	5,745	—	—
Stock-based compensation	—	—	—	—	8,747	—	—	—	8,747	—	—
Foreign currency translation adjustment	—	—	—	—	—	4,773	—	—	4,773	—	—
Net income attributable to Amyris, Inc.	—	—			—	—	$15,381	$66	15,447	—	$—
Balances as of June 30, 2021	—	$—	297,715,298	$30	$2,285,100	$(44,640)	$(2,362,562)	$6,040	$(116,032)	$5,000	$28,520
Issuance of common stock and payment of minimum employee taxes withheld upon net share settlement of restricted stock	—	—	1,180,864	—	—	—	—	—	—	—	—
Issuance of common stock as purchase consideration in business combinations	—	—	3,580,479	—	53,251	—	—	—	53,251	—	—
Issuance of common stock upon exercise of stock options	—	—	77,500	—	351	—	—	—	351	—	—
Issuance of common stock upon exercise of warrants	—	—	1,499,648	—	—	—	—	—	—	—	—
Issuance of common stock upon exercise of warrants - related party	—	—	3,778,230	1	10,834	—	—	—	10,835	—	—
Stock-based compensation	—	—	—	—	8,905	—	—	—	8,905	—	—
Foreign currency translation adjustment	—	—	—	—	—	(7,494)	—	—	(7,494)	—	—
Distribution to noncontrolling interest	—	—	—	—	—	—	—	(2,700)	(2,700)	—	—
Net loss attributable to Amyris, Inc.	—	—	—	—		—	(32,944)	(1,017)	(33,961)	—	—
Balances as of September 30, 2021	—	$—	307,832,019	$31	$2,358,441	$(52,134)	$(2,395,506)	$2,323	$(86,845)	$5,000	$28,520

See the accompanying notes to the unaudited condensed consolidated financial statements.

AMYRIS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
(In thousands)	2022	2021
Operating activities
Net loss	$(391,775)	$(308,565)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of debt discount	3,004	2,672
Amortization of intangible assets	3,260	480
Amortization of right-of-use assets under operating leases	4,039	2,455
Depreciation and amortization	8,179	6,526
(Gain) loss from change in fair value of debt	(43,221)	204,359
(Gain) loss from change in fair value of derivative instruments	(3,759)	12,826
Loss from investment in affiliate	6,509	567
(Gain) loss on foreign currency exchange rates	(2,401)	106
Loss upon extinguishment of debt	—	27,058
Loss on disposal of property, plant and equipment	614	—
Stock-based compensation	36,491	21,933
Changes in assets and liabilities:
Accounts receivable	(6,989)	(1,163)
Contract assets	(24,505)	(132)
Inventories	(53,789)	(27,317)
Deferred cost of products sold - related party	—	7,497
Prepaid expenses and other assets	(22,091)	(26,073)
Accounts payable	56,730	39,570
Accrued and other liabilities	7,814	3,061
Lease liabilities	(9,568)	(3,758)
Contract liabilities	(1,559)	(1,265)
Net cash provided by (used in) operating activities	(433,017)	(39,163)
Investing activities
Purchases of property, plant and equipment	(101,548)	(22,119)
Acquisitions, net of cash acquired	(17,760)	(18,462)
Net cash used in investing activities	(119,308)	(40,581)
Financing activities
Proceeds from issuance of debt, net of issuance costs	80,795	—
Proceeds from exercises of warrants	6,591	38,841
Proceeds from issuance of common stock upon ESPP purchase	671	321
Proceeds from extension of warrants	500	—
Proceeds from exercises of common stock options	103	3,131
Principal payments on financing leases	(138)	(2,993)
Payment of minimum employee taxes withheld upon net share settlement of restricted stock units	(15)	(1,481)
Distribution to noncontrolling interest	—	(2,700)
Issuance costs incurred in connection with debt modification	—	(2,500)
Principal payments on debt	—	(25,938)
Proceeds from exercises of warrants - related party	—	16,580
Proceeds from issuance of common stock in public offering, net of issuance costs	—	130,793
Proceeds from issuance of contingently redeemable noncontrolling interest in subsidiary	—	10,000
Net cash provided by financing activities	88,507	164,054
Effect of exchange rate changes on cash, cash equivalents and restricted cash	145	402
Net increase in cash, cash equivalents and restricted cash	(463,673)	84,712
Cash, cash equivalents and restricted cash at beginning of period	488,312	31,422
Cash, cash equivalents and restricted cash at end of the period	$24,639	$116,134

Reconciliation of cash, cash equivalents and restricted cash to the condensed consolidated balance sheets
Cash and cash equivalents	$18,489	$114,887
Restricted cash, current	93	286
Restricted cash, noncurrent	6,057	961
Total cash, cash equivalents and restricted cash	$24,639	$116,134

See the accompanying notes to the unaudited condensed consolidated financial statements.

AMYRIS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, Continued
(Unaudited)

	Nine Months Ended September 30,
(In thousands)	2022	2021
Supplemental disclosures of cash flow information:
Cash paid for interest	$5,691	$5,459

Supplemental disclosures of non-cash investing and financing activities:
Acquisition of intangible assets in connection with business combinations	$22,944	$40,707
Acquisition of right-of-use assets under operating leases	$60,195	$3,397
Common stock and warrants issued in exchange for debt principal and accrued interest reduction	$—	$149,208
Common stock issued as purchase consideration for equity securities	$5,753	$—
Common stock issued as purchase consideration in business combinations	$39,279	$56,418
Common stock issued in lieu of cash compensation to non-employee directors	$279	$—
Derecognition of derivative liabilities to equity upon extinguishment of debt	$—	$59
Goodwill recorded in connection with business combinations	$13,904	$130,927
Noncontrolling interest issued in subsidiary in exchange for settlement of other liabilities	$—	$4,000
Noncontrolling interest recorded in connection with business combinations	$3,072	$—
Reclassification of Additional paid-in capital to Mezzanine equity in connection with issuance of contingently redeemable noncontrolling interest in subsidiary	$—	$14,520
Unpaid property, plant and equipment balances in accounts payable and accrued liabilities at end of period	$2,871	$5,756

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

The accompanying unaudited condensed consolidated financial statements of Amyris, Inc. should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2021, from which the condensed consolidated balance sheet as of December 31, 2021 is derived. The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the accompanying unaudited interim condensed consolidated financial statements do not include all the information and notes required by U.S. GAAP for complete financial statements. The accompanying condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, that are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Interim results are not necessarily indicative of results for a full year.

The Company's cash and cash equivalents were $18.5 million as of September 30, 2022. In October 2022, the Company secured $75 million of debt financing from DSM Finance B.V. (DSM Finance). In addition, the Company is actively working to secure additional funding from a strategic transaction to meet the Company's spending obligations for the next 12 months following the issuance of these financial statements. Management currently expects that the company’s cash position combined with cash generated from operations, expected earnout payments along with planned price increases, operating expense reduction actions, debt, and, importantly, the successful completion of the aforementioned strategic transaction, to not raise substantial doubt about the Company’s ability to continue as a going concern for the next 12 months.

Significant Accounting Policies

Note 1, "Basis of Presentation and Summary of Significant Accounting Policies", to the audited consolidated financial statements in the 2021 Form 10-K includes a discussion of the significant accounting policies and estimates used in the preparation of the Company’s condensed consolidated financial statements. There have been no material changes to the Company's significant accounting policies and estimates during the nine months ended September 30, 2022.

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

Accounting Update Recently Adopted

In the nine months ended September 30, 2022, the Company adopted this accounting standard update:

Convertible Debt, and Derivatives and Hedging. In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, to improve financial reporting associated with accounting for convertible instruments and contracts in an entity’s own equity. Adoption of this standard on January 1, 2022 in connection with the 2026 Convertible Senior Notes, decreased additional paid-in capital by $368.0 million, increased debt by the same amount, and decreased accumulated deficit by $6.0 million for debt discount accretion expense that was recorded prior to adoption.

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

2. Balance Sheet Details

Allowance for Doubtful Accounts

(In thousands)	Balance at Beginning of Period	Provisions	Write-offs, Net	Balance at End of Period
Nine months ended September 30, 2022	$945	$807	$—	$1,752
Nine months ended September 30, 2021	$137	$806	$(4)	$939

Inventories

(In thousands)	September 30, 2022	December 31, 2021
Raw materials	$48,268	$25,733
Work-in-process	12,473	6,941
Finished goods	68,591	42,396
Inventories	$129,332	$75,070

Prepaid Expenses and Other Current Assets

(In thousands)	September 30, 2022	December 31, 2021
Prepayments, advances and deposits	$25,356	$25,140
Note receivable(1)	10,000	—
Non-inventory production supplies	4,116	3,956
Recoverable taxes from Brazilian government entities	4,981	1,188
Other	3,545	3,229
Total prepaid expenses and other current assets	$47,998	$33,513

_______________________
(1) In March 2022, the Company loaned a privately-held company $10 million in exchange for a senior secured convertible promissory note (the Note, as amended from time to time) which unless earlier redeemed or converted into equity of the privately-held company, shall be repaid in tranches according to the terms of the Note by June 2023. The Note bears interest at 10% per annum and is convertible, at the Company's option, into equity of the privately-held company upon maturity of the Note or in the event of an initial public offering, equity financing, or corporate transaction (such as a sale or merger), in each case, at a conversion price that is dependent on a variety of factors. In addition, the Note is redeemable prior to maturity, at the issuer's option, in the event of one or more equity or debt financings, one or more asset sales, or an initial public offering, in each case equal to or greater than $65 million. The arrangement is accounted for as a loan. The Company will periodically evaluate the collectability of the loan, and an allowance for credit losses will be recorded if the Company concludes that all or a portion of the loan balance is no longer collectible.

Property, Plant and Equipment, Net

(In thousands)	September 30, 2022	December 31, 2021
Manufacturing facilities and equipment	$86,799	$51,855
Leasehold improvements	49,951	45,780
Computers and software	11,092	9,174
Furniture and office equipment, vehicles and land	3,907	3,688
Construction in progress	116,703	48,032
	268,452	158,529
Less: accumulated depreciation and amortization	(98,625)	(85,694)
Property, plant and equipment, net	$169,827	$72,835

During the three and nine months ended September 30, 2022 and 2021, depreciation and amortization expense, including amortization of right-of-use assets under financing leases, was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2022	2021	2022	2021
Depreciation and amortization expense	$3,192	$2,226	$8,178	$4,300

Goodwill

The changes in the carrying amount of goodwill for the nine months ended September 30, 2022 were as follows:

(In thousands)	September 30, 2022
Balance at beginning of period	$131,259
Additions	13,741
Effect of currency translation adjustment	(18,340)
Ending balance	$126,660

Additions to goodwill during the nine months ended September 30, 2022 related to acquisitions completed during the period.

Intangible Assets, Net

During the nine months ended September 30, 2022, the Company recorded $22.9 million of intangible assets which related to customer relationships, trademarks, trade names, branded products, and software as a result of acquisitions completed during the period.

The following table summarizes the components of intangible assets (in thousands, except estimated useful life):

		September 30, 2022			December 31, 2021
Amounts in thousands	Estimated Useful Life (in Years)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Trademarks and trade names, and branded products	10	$29,531	$(2,189)	$27,342	$11,484	$(496)	$10,988
Customer relationships	5 - 16	8,513	(847)	7,666	8,197	(267)	7,930
Developed technology and software applications	5 - 12	20,050	(955)	19,095	19,962	(200)	19,762
Patents	17	600	(41)	559	600	(15)	585
Total intangible assets		$58,694	$(4,032)	$54,662	$40,243	$(978)	$39,265

Amortization expense for intangible assets was $1.2 million and $3.3 million for the three and nine months ended September 30, 2022 and is included in general and administrative expenses.

Total future amortization of intangible assets as of September 30, 2022 is as follows (in thousands):

Amounts in thousands
2022 (remainder)	$1,137
2023	6,030
2024	7,029
2025	7,142
2026	6,894
Thereafter	26,430
Total future amortization	$54,662

Leases

Operating Leases

The Company has operating leases primarily for administrative offices, laboratory equipment and other facilities. The operating leases have remaining terms that range from 1 to 18 years, and often include one or more options to renew. These renewal terms can extend the lease term for an additional 1 to 5 years and are included in the lease term when it is reasonably certain that the Company will exercise the option. The operating leases are classified as right-of-use (ROU) assets under operating leases on the Company's condensed consolidated balance sheets and represent the Company’s right to use the underlying asset for the lease term. The Company’s obligation to make operating lease payments is included in "Lease liabilities" and "Lease liabilities, net of current portion" on the Company's condensed consolidated balance sheets. Operating lease right-of-use assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. The Company had $88.5 million and $32.4 million of operating lease ROU assets as of September 30, 2022 and December 31, 2021, respectively.

Operating lease liabilities were $77.5 million and $27.5 million as of September 30, 2022 and December 31, 2021, respectively. During the three months ended September 30, 2022 and 2021, the Company recorded $6.1 million and $2.3 million of operating lease amortization that was charged to expense, of which $0.5 million and $0.3 million was recorded to cost of products sold. During the nine months ended September 30, 2022 and 2021, the Company recorded $13.9 million and $5.8 million of operating lease amortization that was charged to expense, of which $1.1 million and $0.7 million was recorded to cost of products sold.

Because the rate implicit in each lease is not readily determinable, the Company uses its incremental borrowing rate to determine the present value of the lease payments. The Company has certain contracts for real estate and marketing which may contain lease and non-lease components, which it has elected to treat as a single lease component.

Information related to the Company's ROU assets and related lease liabilities were as follows:

	Nine Months Ended September 30,
	2022	2021
Cash paid for operating lease liabilities, in thousands	$10,094	$5,659
Right-of-use assets obtained in exchange for new operating lease obligations, in thousands	$51,789	$3,397
Weighted-average remaining lease term (in years)	11.4	3.5
Weighted-average discount rate	19.5%	17.6%

Financing Leases

The Company has financing leases primarily for laboratory equipment. Assets purchased under financing leases are included in "Right-of-use assets under financing leases, net" on the condensed consolidated balance sheets. For financing leases, the associated assets are depreciated or amortized over the shorter of the relevant useful life of each asset or the lease term. Accumulated amortization of assets under financing leases totaled $1.4 million and $6.8 million as of September 30, 2022 and December 31, 2021, respectively.

Maturities of Financing and Operating Leases

Maturities of lease liabilities as of September 30, 2022 were as follows:

Years ending December 31: (In thousands)	Financing Leases	Operating Leases	Total Leases
2022 (Remaining Three Months)	$5	$3,624	$3,629
2023	21	12,866	12,887
2024	21	21,942	21,963
2025	21	22,247	22,268
2026	16	22,682	22,698
Thereafter	—	228,662	228,662
Total lease payments	84	312,023	312,107
Less: amount representing interest	(21)	(234,536)	(234,557)
Total lease liability	$63	$77,487	$77,550

Current lease liability	$12	$1,589	$1,601
Noncurrent lease liability	51	75,898	75,949
Total lease liability	$63	$77,487	$77,550

Other Assets

(In thousands)	September 30, 2022	December 31, 2021
Investments in equity securities	$5,753	$—
Equity-method investments in affiliates	$3,934	$9,443
Deposits	517	129
Other	2,998	994
Total other assets	$13,202	$10,566

Accrued and Other Current Liabilities

(In thousands)	September 30, 2022	December 31, 2021
Business acquisitions contingent consideration payable(1)	$27,144	$30,000
Payroll and related expenses	15,373	9,151
Accrued interest	14,596	9,572
Liability in connection with acquisition of equity-method investment	11,225	8,735
Asset retirement obligation(2)	3,671	3,336
Professional services	3,147	2,447
Contract termination fees	1,357	1,345
License fee payable	1,050	1,050
Tax-related liabilities	649	988
Other	6,329	4,833
Total accrued and other current liabilities	$84,541	$71,457
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

3. Fair Value Measurement

Liabilities Measured and Recorded at Fair Value on a Recurring Basis

The following tables summarize liabilities measured at fair value, and the respective fair value by input classification level within the fair value hierarchy:

(In thousands)	September 30, 2022				December 31, 2021
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Liabilities
Foris Convertible Note	$—	$—	$64,206	$64,206	$—	$—	$107,427	$107,427
Freestanding derivative instruments issued in connection with debt and equity instruments	—	—	3,303	3,303	—	—	7,062	7,062
Acquisition-related contingent consideration	—	—	40,275	40,275	—	—	64,762	64,762
Total liabilities measured and recorded at fair value	$—	$—	$107,784	$107,784	$—	$—	$179,251	$179,251

The Company did not hold any financial assets to be measured and recorded at fair value on a recurring basis as of September 30, 2022 or December 31, 2021, and there were no transfers between the levels during the nine months ended September 30, 2022 or the year ended December 31, 2021.

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

Freestanding Derivative Instruments

The Company has a contingent obligation to issue warrants for 1.9 million shares of common stock at a $2.87 purchase price and a two-year term. The warrants did not meet the derivative scope exception or equity classification criteria and was accounted for as a derivative liability. At September 30, 2022, the fair value of the contingently issuable warrants derivative liability was $3.3 million. For the three and nine months ended September 30, 2022, the Company recorded a loss of $1.7 million and a gain of $3.8 million, respectively, related to the change in fair value of these warrants.

Fair Value of Debt — Foris Convertible Note

At September 30, 2022, the contractual outstanding principal of the Foris Convertible Note was $50.0 million, and fair value was $64.2 million. The Company remeasured the fair value of the Foris Convertible Note under a binomial lattice model using the following inputs: (i) $2.92 stock price, (ii) 31% discount yield, (iii) 4.0% risk free interest rate (iv) 45% equity volatility and (v) 0% probability of change in control. The most sensitive input to the valuation model is the Company’s stock price in relation to the $3.00 conversion price. The Company assumed that if a change of control event were to occur, it would occur at the end of the calendar year. For the three and nine months ended September 30, 2022, the Company recorded a loss of 12.8 million and a gain of $43.2 million, respectively, related to change in fair value of the Foris Convertible Note.

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

Derivative Liabilities Recognized in Connection with the Issuance of Debt Instruments

The following table provides a reconciliation of the beginning and ending balances for the Company's derivative liabilities recognized in connection with the issuance of debt instruments, either freestanding or embedded, measured at fair value using significant unobservable inputs (Level 3):

(In thousands)	Derivative Liability
Balance at December 31, 2021	$7,062
Change in fair value of derivative instruments	(3,759)
Balance at September 30, 2022	$3,303

Valuation Methodology and Approach to Measuring the Debt Instrument Derivative Liabilities

The Company's outstanding derivative liabilities at September 30, 2022 and December 31, 2021 represent the fair value of a freestanding equity instrument. There is no current observable market for this type of derivative and, as such, the Company determined the fair value of the freestanding instrument using the Black-Scholes-Merton option pricing model for the periods ended September 30, 2022 and December 31, 2021. Input assumptions for the freestanding instrument are as follows:

	Range for Period Ended
Input assumptions for liability classified warrants:	September 30, 2022	December 31, 2021
Fair value of common stock on valuation date	$1.85 - $4.36	$5.41 - $19.10
Exercise price of warrants	$2.87	$2.87
Expected volatility	106% - 117%	107% - 114%
Risk-free interest rate	2.28% - 4.22%	0.16% – 0.73%
Expected term in years	2	2
Dividend yield	0.0%	0.0%

Changes in assumptions can have a significant impact on the valuation of the freestanding derivative liabilities and debt that the Company elects to account for at fair value. For example, all other things being equal, generally, an increase in the Company’s stock price, change of control probability, risk-adjusted yields, term to maturity/conversion or stock price volatility increases the value of the derivative liability.

Acquisition-related contingent consideration

The fair value of acquisition related contingent consideration (earnout payments) was determined using a Monte Carlo simulation to estimate the probability of the acquired business units achieving the relevant financial and operational milestones. The model results reflect the time value of money, non-performance risk within the required time frame, and the risk due to uncertainty in the estimated cash flows. Key inputs to the Monte Carlo simulation for the MenoLabs, LLC, (MenoLabs) acquisition were: Revenue Risk Adjustment of 6.2% and Annual Revenue Volatility of 35%. A significant decrease or increase in an acquired business unit’s financial performance and the timing of such changes could materially decrease or increase the fair value of contingent consideration period over period. Contingent consideration is recorded in other liabilities in the accompanying consolidated balance sheets.

The fair value of contingent consideration is classified as Level 3. Contingent consideration activity and balances are as follows:

(In thousands)	September 30, 2022
Beginning balance January 1, 2022	$64,762
Issuance of contingent consideration in connection with acquisitions	440
Measurement period adjustment	(55)
Reclassification to short-term contingent liabilities	(24,872)
Ending balance September 30, 2022	$40,275

Any change in the fair value of the contingent consideration liability is recognized in general and administrative expense and reflects the changes in the business unit’s expected performance over the remaining earnout period and the Company’s estimate of the likelihood of achieving the applicable operational milestones.

Assets and Liabilities Recorded at Carrying Value

Financial Assets and Liabilities

The carrying amounts of certain financial instruments, such as cash equivalents, accounts receivable, prepaid expenses and other current assets, accounts payable and other current accrued liabilities, approximate fair value due to their relatively short maturities and low market interest rates, if applicable. Loans payable and credit facilities are recorded at carrying value, which is representative of fair value at the date of acquisition. The Company estimates the fair value of these instruments using observable market-based inputs (Level 2). The carrying amount (the total amount of net debt presented on the balance sheet) of the Company's debt at September 30, 2022 and December 31, 2021, excluding the debt instruments recorded at fair value, was $749.6 million and $310.0 million, respectively. The fair value of such debt at September 30, 2022 and December 31, 2021 was $248.7 million and $328.0 million, respectively, and was determined by (i) discounting expected cash flows using current market discount rates estimated for certain of the debt instruments and (ii) using third-party fair value estimates for the remaining debt instruments. The decrease in fair value from December 31, 2021 to September 30, 2022 was due to an increase in interest rates used to measure fair value for disclosure purposes.

4. Debt

Net carrying amounts of debt are as follows:

	September 30, 2022				December 31, 2021
(In thousands)	Principal	Unaccreted Debt Discount	Change in Fair Value	Net	Principal	Unaccreted Debt Discount	Change in Fair Value	Net
Convertible notes
2026 convertible senior notes	$690,000	$(16,073)	$—	$673,927	$690,000	$(380,939)	$—	$309,061

Related party convertible notes
Foris convertible note	50,041	—	14,165	64,206	50,041	—	57,386	107,427

Related party loans payable
Foris senior note	80,000	(6,008)	—	73,992	—	—	—	—

Loans payable and credit facilities
Other loans payable (revolving)	1,720	—	—	1,720	896	—	—	896
Total debt	$821,761	$(22,081)	$14,165	813,845	$740,937	$(380,939)	$57,386	417,384
Less: current portion				(88,348)				(108,323)
Long-term debt, net of current portion				$725,497				$309,061

Interest expense was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2022	2021	2022	2021
Contractual interest expense in connection with debt	$3,554	$2,173	$10,385	$8,023
Debt discount accretion	1,081	1,026	3,004	2,672
Interest expense in connection with debt	4,635	3,199	13,389	10,695
Discount accretion on liability in connection with acquisition of equity-method investment and with partnership liability, and other	1,654	1,122	3,467	4,162
Total interest expense	$6,289	$4,321	$16,856	$14,857

Adoption of ASU 2020-06

The adoption of ASU 2020-06 on January 1, 2022, in connection with the 2026 Convertible Senior Notes, decreased additional paid-in capital by $368.0 million, increased debt by the same amount, and decreased the accumulated deficit by $6.0 million for debt discount accretion expense that was recorded prior to adoption.

Amendment to Foris Convertible Note

On June 30, 2022, the Company and Foris Ventures, LLC (Foris) entered into an agreement to extend the maturity of the Foris convertible note from July 1, 2022 to July 1, 2023. The Company determined that the amendment constituted a debt modification, which resulted in the reclassification of the note from a current liability to noncurrent.

Issuance of Foris Senior Note

In September 2022, the Company issued an $80.0 million secured term loan facility to Foris (Foris Senior Note). The Foris Senior Note accrues interest at 7.0% per annum, which is capitalized as additional principal on a monthly basis. Principal and capitalized accrued interest is payable in tranches in April 2023, January 2024, and June 2024. As part of the arrangement, the Company issued 2,046,036 of common stock warrants at an exercise price of $3.91 to Foris with a term of three years. The warrants met the criteria of a freestanding instrument and qualified for equity accounting treatment. The Company determined that the fair value of the warrants at issuance was $5.8 million, which was recorded as debt discount, with an offset to Additional paid-in capital. The debt discount also includes debt issuance costs and will be accreted over the term of the note. There are other features in the Foris Senior Note that require bifurcation but for which fair value is de minimis; as a result, the Company has not separately accounted for those features.

Future Minimum Payments

Future minimum payments under the Company's debt agreements as of September 30, 2022 are as follows:

(In thousands)	Convertible Notes	Related Party Convertible Notes	Loans Payable and Credit Facilities	Related Party Loans Payable	Total
2022 (Remaining Three Months)	$5,175	$—	$52	$—	$5,227
2023	10,350	62,623	1,776	31,277	106,026
2024	10,350	—	—	55,811	66,161
2025	10,350	—	—	—	10,350
2026	700,379	—	—	—	700,379
Thereafter	—	—	—	—	—
Total future minimum payments	736,604	62,623	1,828	87,088	888,143
Less: amount representing interest	(46,604)	(12,582)	(108)	—	(59,294)
Less: future conversion of accrued interest to principal	—	—	—	(7,088)	(7,088)
Present value of minimum debt payments	690,000	50,041	1,720	80,000	821,761
Less: current portion of debt principal	—	(50,041)	(1,720)	(26,611)	(78,372)
Noncurrent portion of debt principal	$690,000	$—	$—	$53,389	$743,389

5. Mezzanine Equity

Gates Foundation

Contingently redeemable common stock is comprised of proceeds from shares of common stock sold on May 10, 2016 to the Bill & Melinda Gates Foundation (the Gates Foundation). In connection with the stock sale, the Company and the Gates Foundation entered into an agreement under which the Company agreed to expend an aggregate amount not less than the proceeds from the stock sale to develop a yeast strain that produces artemisinic acid and/or amorphadiene at a low cost and to supply it to companies qualified to convert it to artemisinin for inclusion in artemisinin combination therapies used to treat malaria. If the Company defaults on its obligation to use the proceeds from the stock sale as set forth above or defaults under certain other commitments in the agreement, the Gates Foundation will have the right to request that the Company redeem, or facilitate the purchase by a third party, the shares then held by the Gates Foundation at a price per share equal to the greater of (i) the closing price of the Company’s common stock on the trading day prior to the redemption or purchase, as applicable, or (ii) an amount equal to $17.10 plus a compounded annual return of 10%. The Company concluded a redemption event was not probable to occur. As of September 30, 2022, the Company's remaining research and development obligation under this arrangement was $0.1 million.

Ingredion Contingently Redeemable Noncontrolling Interest in Subsidiary

On June 1, 2021, the Company sold 31% of the member units in RealSweet LLC (RealSweet), a 100% owned Amyris subsidiary, to Ingredion Corporation (Ingredion). Total consideration was $28.5 million, including $10 million cash, the exchange of a $4 million payable previously due to Ingredion, and $14.5 million of manufacturing intellectual property rights. The terms of the agreement provide both parties with put/call rights under certain circumstances, including the occurrence of either or both of the following: (i) a change in ownership of 50% or more of the voting shares of such Member; or (ii) a change in the right to appoint or remove a majority of the board of directors of such Member. The Company concluded this change in control provision was not solely within its control and Ingredion’s contingently redeemable noncontrolling interest should be reflected outside of permanent equity.

The redemption price of this common-share noncontrolling interest is considered to be at fair value on the redemption date. Ingredion’s noncontrolling interest is not currently redeemable and Amyris concluded a contingent redemption event is not probable to occur. The primary redemption contingency relates to a decrease in Ingredion’s ownership percentage below 8.4%, which is not likely to occur given that capital transactions require the unanimous consent of each member. Consequently, the noncontrolling interest will not be subsequently remeasured to its redemption amount until such contingency event and the related redemption are probable to occur; however, Amyris will continue to reflect the attribution of any losses and distribution of dividends to the noncontrolling interest each quarter. At the transaction date, the Company recorded the $28.5 million noncontrolling interest in RealSweet as Mezzanine equity - contingently redeemable noncontrolling interest, which represented the value of Ingredion’s 31% ownership interest in the net assets of the RealSweet subsidiary. Under the terms of the agreement, Amyris is funding the construction costs of the project, which are estimated to be approximately $150 million. As of

September 30, 2022, the Company has funded approximately $120 million towards the project and has $14 million of contractual purchase commitments for construction related costs.

EcoFabulous Contingently Redeemable Noncontrolling Interest in Subsidiary

On January 26, 2022, Amyris acquired 70% of No Planet B LLC (d/b/a EcoFabulous) from No Planet B Investments, LLC. The name of No Planet B LLC has been changed to EcoFab, LLC (EcoFab). Concurrently, the Company and No Planet B Investments, LLC entered into an agreement to provide No Planet B Investments, LLC a right to require EcoFab to purchase its remaining 30% noncontrolling interest after (i) EcoFab achieves Net Revenues in excess of $100 million on an annualized basis or, if earlier, (ii) December 31, 2026. Amyris concluded this provision was not solely within its control and EcoFab’s contingently redeemable noncontrolling interest should be reflected outside of permanent equity.

The redemption price of this noncontrolling interest is considered to be at fair value on the redemption date. EcoFab’s noncontrolling interest is not currently redeemable and the Company concluded a contingent redemption event is probable to occur as the redemption date is no later than December 31, 2026. As a result, the noncontrolling interest will be recorded at the higher of (1) the cumulative amount that would result from applying the measurement guidance in ASC 810-10 or (2) the redemption price. When it is determined the redemption price exceeds the noncontrolling interest’s carrying amount, the Company will record a measurement adjustment. There was no adjustment for the three and nine months ended September 30, 2022. As of September 30, 2022, the Company recorded a $2.4 million EcoFab noncontrolling interest as Mezzanine equity - contingently redeemable noncontrolling interest, which included $3.1 million of the initial value of the Minority Member’s 30% ownership interest in the net assets of EcoFab and $0.7 million of losses attributable to the Minority Member during the nine months ended September 30, 2022.

6. Stockholders' (Deficit) Equity

Warrants and Rights Activity Summary

In connection with various debt and equity transactions, the Company has issued warrants exercisable for shares of common stock. The following table summarizes warrants outstanding at September 30, 2022:

Transaction	Year Issued	Expiration Date	Number Outstanding as of December 31, 2021	Additional Warrants Issued	Exercises	Expired	Exercise Price per Share of Warrants Exercised	Number Outstanding as of September 30, 2022	Exercise Price per Share as of September 30, 2022
Foris senior note warrants	2022	September 13, 2025	—	2,046,036	—	—	$—	2,046,036	$3.91
Blackwell / Silverback warrants	2020	July 10, 2023	1,000,000		—	—	$—	1,000,000	$3.25
January 2020 warrant exercise right shares	2020	January 31, 2022	431,378		(431,378)	—	$2.87	—	$—
May 2019 6.50% Note Exchange warrants	2019	January 31, 2022	960,225		(960,225)	—	$2.87	—	$—
May 2017 cash warrants	2017	July 10, 2023	1,492,652	—	(904,732)	—	$2.87	587,920	$2.87
May 2017 dilution warrants	2017	July 10, 2022	56,910	—	—	(56,910)	$—	—	$—
July 2015 related party debt exchange	2015	July 29, 2025	58,690	—	—	—	$—	58,690	$0.15
			3,999,855	2,046,036	(2,296,335)	(56,910)	$2.87	3,692,646

In July 2022, Amyris entered into warrant agreement amendments with Silverback Opportunistic Credit Master Fund Limited (regarding warrants to purchase 80,000 shares at $2.87/share and 400,000 shares at $3.25/share) and Blackwell Partners (regarding warrants to purchase 507,920 shares at $2.87/share and 600,000 shares at $3.25/share) to extend the termination date of their respective warrants to July 10, 2023.

In September 2022, in connection with a debt financing, the Company issued 2,046,036 warrants at an exercise price of $3.91 per share to Foris, which expire September 13, 2025. The warrants met the criteria of a freestanding instrument and qualified for equity accounting treatment. The Company determined that the fair value of the warrants at issuance was $5.8 million, which was recorded to Additional paid-in capital. The fair value of the warrants was measured using the Company's warrants issuance-date common stock price of $4.05, a warrants exercise price of $3.91, expected volatility of 115%, a risk-free interest rate of 3.75%, an expected term of 3 years, and a 0% dividend yield.

7. Acquisitions

The purchase accounting for the net assets acquired, including goodwill, and the fair value of the contingent consideration and noncontrolling interest for the following acquisitions is preliminarily recorded based on available information and incorporates management's best estimates. The purchase accounting for taxes remains preliminary pending receipt of certain information required to finalize the determination of fair value. The net assets acquired in the transaction are generally recorded at their estimated acquisition-date fair values, while transaction costs associated with the acquisition are expensed as incurred. These transactions were accounted for by the acquisition method and the results of operations were included in the Company’s consolidated financial statements from their respective acquisition dates.

EcoFab LLC.

On January 26, 2022, Amyris acquired 70% of No Planet B LLC (d/b/a EcoFabulous). EcoFabulous is focused on delivering high performance, makeup artist-quality clean beauty products in ecofriendly packaging, and priced for Gen Z consumers. The name of No Planet B LLC was changed to EcoFab, LLC (EcoFab). A third party, No Planet B Investments, LLC, holds 30% of the outstanding units of membership interests in EcoFab. The acquisition was accounted for as Mezzanine equity - contingently redeemable noncontrolling interest.

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

Amyris has determined that (i) EcoFab is a variable-interest entity due to insufficient equity at risk, (ii) Amyris is the primary beneficiary of EcoFab due to its power to direct the activities that most significantly affect EcoFab’s economic performance, and (iii) Amyris has the ability to exert significant influence over EcoFab through its 70% equity ownership. As a result, EcoFab is accounted for as a consolidation.

MenoLabs, LLC.

On March 10, 2022, Amyris acquired MenoLabs, LLC, (MenoLabs), which was founded to fundamentally change how menopause is addressed by offering research-backed all-natural treatments of menopause symptoms. The acquisition of MenoLabs will serve as a catalyst to accelerate growth and establish a leadership position in the fast-growing menopause market.

MenoLabs was acquired for $16.2 million, consisting of $11.3 million in cash, the bridge loan of $0.5 million provided by Amyris in January 2022, 852,234 shares of Amyris stock with a fair value of $3.9 million, and contingent consideration with a fair value of $0.4 million. The contingent consideration consists of two potential payments of up to $10 million each during the 12-month period after the closing date and the fourth quarter of 2024, if both MenoLabs’s product revenues and profit margin meet certain targets (MenoLabs earnout payments). The MenoLabs earnout payments will be paid in cash or Amyris stock. The $0.4 million fair value of the MenoLabs earnout payments is recorded as other liabilities in the accompanying condensed consolidated balance sheets. Allocation of the contingent consideration payments between short-term and long-term liabilities on the accompanying consolidated balance sheets is based on management’s best estimates of when the relevant milestone will be achieved.

The following table summarizes the purchase price allocation:

(In thousands)
Net tangible assets	$311
Branded products	5,600
Application (App)	3,600

Goodwill	6,642
Total consideration	$16,153

Goodwill associated with this acquisition is expected to be deductible for tax purposes.

Onda Beauty Inc.

On April 11, 2022, Amyris acquired Onda Beauty Inc. (Onda). Founded in 2014, Onda offers a curated matrix of brands as well as services, such as facials. Onda provides Amyris with a venue to test products, host events, and produce content in a luxury retail setting.

Onda was acquired for $4.9 million, consisting of $1.0 million cash at closing, Amyris stock valued at $3.5 million, estimated net working capital adjustment of $(0.1) million, and holdback consideration of $0.5 million to be paid in Amyris stock within 12 months after the closing date.

The following table summarizes the purchase price allocation:

(In thousands)
Net tangible liabilities	$(630)
Trademarks, trade names and other intellectual property	4,275
Customer relationships	251
Goodwill	1,019
Total consideration	$4,915

The allocated purchase price also included deferred tax liabilities attributable to the intangible assets, excluding goodwill. Goodwill associated with this acquisition is not deductible for tax purposes.

Interfaces Indústria E Comércio De Cosméticos Ltda.

On May 16, 2022, Amyris acquired Interfaces Indústria e Comércio de Cosméticos Ltda. (Interfaces). Interfaces is headquartered in São Paulo, Brazil and specializes in producing cosmetics for skin care, hair care, and makeup. The acquisition is deemed critical to sustain the Company’s growth, add operational resilience to its supply chain, reduce its dependency on third-party manufacturing, and increase the ability to source strategic components.

Interfaces was acquired for $6.7 million, consisting of $3.4 million cash at closing and $3.3 million cash to be paid over the following two years.

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

The following table presents the calculation of basic and diluted loss per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except shares and per share amounts)	2022	2021	2022	2021
Numerator:
Net loss attributable to Amyris, Inc.	$(161,395)	$(32,944)	$(378,713)	$(308,814)
Less: loss allocated to participating securities	—	—	—	787
Net loss attributable to Amyris, Inc. common stockholders	$(161,395)	$(32,944)	$(378,713)	$(308,027)
Interest on convertible debt	—	767	1,983	—
Gain from change in fair value of debt	—	(52,294)	(35,074)	—
Gain from change in fair value of derivative instruments	—	—	(3,738)	—
Net loss attributable to Amyris, Inc. common stockholders, diluted	$(161,395)	$(84,471)	$(415,542)	$(308,027)

Denominator:
Weighted-average shares of common stock outstanding used in computing net loss per share of common stock, basic	322,286,529	300,888,579	318,400,804	286,919,463
Net loss per share, basic	$(0.50)	$(0.11)	$(1.19)	$(1.07)

Weighted-average shares of common stock outstanding	322,286,529	300,888,579	318,400,804	286,919,463
Effect of dilutive convertible debt	—	16,680,334	16,487,613	—
Effect of dilutive common stock warrants	—	—	238,505	—
Weighted-average shares of common stock equivalents used in computing net loss per share of common stock, diluted	322,286,529	317,568,913	335,126,922	286,919,463
Net loss per share, diluted	$(0.50)	$(0.27)	$(1.24)	$(1.07)

For the three months ended September 30, 2021 and for the nine months ended September 30, 2022, basic net loss per share differed from diluted net loss per share, because the inclusion of all potentially dilutive securities outstanding was dilutive. For the three months ended September 30, 2022 and for the nine months ended September 30, 2021, basic loss per share equaled diluted loss per share, because the inclusion of all potentially dilutive securities outstanding was antidilutive. The following table presents outstanding shares of potentially dilutive securities:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Period-end common stock warrants	3,633,956	4,256,065	3,633,956	4,256,065
Convertible promissory notes(1)	106,542,805	—	86,683,389	16,680,334
Period-end stock options to purchase common stock	4,621,782	3,157,279	4,621,782	3,157,279
Period-end restricted stock units	17,148,515	14,127,109	17,148,515	14,127,109
Contingently issuable common shares	823,761	—	823,761	—
Contingently issuable warrants	1,857,042	—	—	—
Total potentially dilutive securities excluded from computation of diluted loss per share	134,627,861	21,540,453	112,911,403	38,220,787
______________
(1)    The potentially dilutive effect of convertible promissory notes was computed based on conversion ratios in effect as of the respective period-end dates. A portion of the convertible promissory notes issued carries a provision for a reduction in conversion price under certain circumstances, which could potentially increase the dilutive shares outstanding. Another portion of the convertible promissory notes issued carries a provision for an increase in the conversion rate under certain circumstances, which could also potentially increase the dilutive shares outstanding.

9. Commitments and Contingencies

Guarantor Arrangements

The Company has agreements whereby it indemnifies its executive officers and directors for certain events or occurrences while the executive officer or director is serving in his or her official capacity. The indemnification period remains enforceable for the executive officer's or director’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a director and officer insurance policy that limits its exposure and enables the Company to recover a portion of any future payments. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal. Accordingly, the Company had no liabilities recorded for these agreements as of September 30, 2022 and December 31, 2021.

The Foris Convertible Note and the Foris Senior Note are collateralized by first-priority liens on substantially all of the Company's assets, including intellectual property, other than certain intellectual property licensed to DSM, international subsidiaries, and ownership interests in joint ventures. Certain of the Company’s subsidiaries have guaranteed the Company’s obligations under the Foris Convertible Note and the Foris Senior Note.

In October 2021, the Company entered into a 10-year manufacturing partnership agreement with Renfield Manufacturing, LLC (Renfield) to provide manufacturing services and third-party logistics processes, including inventory management, warehousing, and fulfillment for certain of the Company’s consumer product lines. The Company also provided a $0.5 million letter of credit and guarantee to the lessor of the Renfield manufacturing facility, which extends through August 2032. If Renfield fails to perform under the facility lease, the Company can terminate the manufacturing agreement. The Company expects that its potential future performance under the guarantee is not probable of occurrence. Accordingly, the Company had no liabilities recorded for the guarantee as of September 30, 2022 and December 31, 2021.

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

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued. If the assessment indicates that a potential material loss contingency is not probable but is reasonably possible, or is probable but cannot be reasonably estimated, then the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material, would be disclosed. Loss contingencies considered to be remote by management are generally not disclosed unless they involve guarantees, in which case the guarantee would be disclosed.

On April 3, 2019, a securities class action complaint was filed against Amyris and our CEO, John G. Melo, and former CFO, Kathleen Valiasek, in the U.S. District Court for the Northern District of California. The complaint seeks unspecified damages on behalf of a purported class that would comprise all persons and entities that purchased or otherwise acquired our securities between March 15, 2018 and March 19, 2019. The complaint, which was amended by the lead plaintiff on September 13, 2019, alleges securities law violations based on statements and omissions made by the Company during such period. On October 25, 2019, the defendants filed a motion to dismiss the securities class action complaint, which was denied by the court on October 5, 2020. The Company filed its answer to the securities class action complaint on October 26, 2020. In early 2021, the parties attended court-ordered mediation, but as the case did not settle, the parties commenced discovery. On July 30, 2021, plaintiffs filed a motion seeking class certification and the Company filed its opposition on September 24, 2021; after briefing and argument, it was granted in part on December 8, 2021. On December 22, 2021, the Company filed a petition seeking interlocutory review of that order in the U.S. Court of Appeals for the Ninth Circuit, which was fully briefed on January 14, 2022. On February 4, 2022, the parties reached a tentative settlement of the securities class action, which requires the court’s review and approval. On March 24, 2022, the parties submitted the proposed settlement agreement to the Court. A slightly revised proposed settlement agreement and supporting documents were filed on July 21, 2022. On July 22, 2022, the Court preliminarily approved the settlement agreement and set the hearing date for final approval on November 8, 2022. Upon approval of the settlement by the Court, the settlement amount of approximately $13.5 million will be covered by the Company’s director's and officer's insurance policy.

Subsequent to the filing of the securities class action complaint described above, on June 21, 2019 and October 1, 2019, respectively, two separate purported shareholder derivative complaints were filed in the U.S. District Court for the Northern District of California (Bonner v. Doerr, et al., and Carlson v. Doerr, et al.) based on similar allegations to those made in the securities class action complaint and naming the Company, and certain of the Company’s current and former officers and directors, as defendants. The derivative lawsuits sought to recover, on the Company’s behalf, unspecified damages purportedly sustained by the Company in connection with allegedly misleading statements and omissions made in connection with the Company’s securities filings. The derivative lawsuits were dismissed on October 18, 2019 (Bonner) and December 10, 2019 (Carlson), without prejudice. On November 3, 2020, Bonner re-filed its derivative complaint against the Company in San Mateo County Superior Court. The Company filed its demurrer to the complaint on January 13, 2021, and attended a preliminary hearing on April 22, 2021. An additional shareholder derivative complaint (Kimbrough v. Melo, et al.), substantially identical to the Bonner complaint, was filed on December 18, 2020 in the United States District Court for the Northern District of California. On February 19, 2021, the Company filed its motion to dismiss the Kimbrough complaint. In response, the Kimbrough complaint was dismissed in federal court on March 4, 2021, and re-filed in state court on March 12, 2021. By agreement, the Kimbrough and Bonner complaints were consolidated for all purposes on April 9, 2021. The Company's motion to dismiss was granted without prejudice on June 30, 2021. After obtaining an extension, Bonner amended its complaint on February 22, 2022. On March 24, 2022, the Company filed a motion seeking full dismissal with prejudice of claims alleged in Bonner’s amended complaint. On June 20, 2022, the Court granted the Company's motion to dismiss Bonner's amended complaint without prejudice. On July 14, 2022, Bonner informed the Court that it does not intend to file a second amended complaint. On August 18, 2022, the Court issued the judgment in favor of Amyris and awarded an immaterial amount to cover its costs. On September 9, 2022, Bonner filed a notice of appeal of the Court's decision dismissing Bonner’s amended complaint.

On August 23, 2020, LAVVAN, Inc. (Lavvan) brought claims in arbitration against the Company under that certain Research, Collaboration, and License Agreement dated March 18, 2019, as amended, and on September 10, 2020, Lavvan filed a suit against the Company in the United States District Court for the Southern District of New York. The Company filed motions to compel arbitration or to dismiss on October 2, 2020. On October 30, 2020, Lavvan filed its opposition to the motions and the Company filed its reply to such opposition on November 13, 2020. The Court denied the Company's motions on July 26, 2021, and the Company appealed the Court's ruling regarding its motion to compel arbitration on July 27, 2021, filing its appeal to the U.S. Court of Appeals for the Second Circuit on November 4, 2021. The appellate briefing process was completed on January 19, 2022. The Court held an oral argument on September 9, 2022. On September 15, 2022, the Second Circuit denied the Company's appeal and remanded the case back to the district court for further adjudication. The evidentiary hearing took place in arbitration from October 24 to 28, 2022. The Company believes Lavvan's claims lack merit and intends to continue to defend itself vigorously.

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

10. Revenue Recognition, and Contract Assets and Liabilities

Disaggregation of Revenue

The following table presents revenue by major product and service, as well as by primary geographical market, based on the location of the customer:

	Three Months Ended September 30,
(In thousands)	2022				2021
	Renewable Products	Licenses and Royalties	Collaborations, Grants and Other	Total	Renewable Products	Licenses and Royalties	Collaborations, Grants and Other	Total
North America	$49,611	$10,113	$1,565	$61,289	$29,255	$6	$495	$29,756
Europe	3,292	—	696	3,988	3,793	6,000	3,059	12,852
Asia	3,787	—	192	3,979	2,598	—	1,798	4,396
South America	763	—	—	763	457	—	—	457
Other	1,110	—	—	1,110	405	—	—	405
	$58,563	$10,113	$2,453	$71,129	$36,508	$6,006	$5,352	$47,866

	Nine Months Ended September 30,
(In thousands)	2022				2021
	Renewable Products	Licenses and Royalties	Collaborations, Grants and Other	Total	Renewable Products	Licenses and Royalties	Collaborations, Grants and Other	Total
North America	$122,530	$10,546	$4,285	$137,361	$79,574	$11,006	$745	$91,325
Europe	16,919	15,334	6,886	39,139	9,265	149,800	8,309	167,374
Asia	10,446	—	576	11,022	10,932	—	5,322	16,254
South America	3,876	—	—	3,876	1,102	—	—	1,102
Other	2,647	—	—	2,647	986	—	—	986
	$156,418	$25,880	$11,747	$194,045	$101,859	$160,806	$14,376	$277,041

The following table presents revenue by major product and service, as well as by management classification:

	Three Months Ended September 30,
(In thousands)	2022				2021
	Renewable Products	Licenses and Royalties	Grants, Collaborations and Other	Total	Renewable Products	Licenses and Royalties	Grants, Collaborations and Other	Total
Consumer	$45,067	$7	$1,481	$46,555	$22,984	$6	$—	$22,990
Technology access	13,496	10,106	972	24,574	13,524	6,000	5,352	24,876
	$58,563	$10,113	$2,453	$71,129	$36,508	$6,006	$5,352	$47,866

	Nine Months Ended September 30,
(In thousands)	2022				2021
	Renewable Products	Licenses and Royalties	Grants, Collaborations and Other	Total	Renewable Products	Licenses and Royalties	Grants, Collaborations and Other	Total
Consumer	$119,928	$445	$3,706	$124,079	$59,583	$6	$—	$59,589
Technology access	36,490	25,435	8,041	69,966	42,276	160,800	14,376	217,452
	$156,418	$25,880	$11,747	$194,045	$101,859	$160,806	$14,376	$277,041

Significant Revenue Agreements and Customers

In connection with the significant revenue agreements discussed below and others previously disclosed, the Company recognized the following revenue:

	Three Months Ended September 30,
(In thousands)	2022				2021
	Renewable Products	Licenses and Royalties	Collaborations, Grants and Other	Total	Renewable Products	Licenses and Royalties	Collaborations, Grants and Other	Total
Sephora	$10,790	$—	$—	$10,790	$9,080	$—	$—	$9,080
DSM - related party	3,787	10,106	—	13,893	6,214	6,000	2,000	14,214
Ingredion / PureCircle	(296)	—	—	(296)	44	—	—	44
Subtotal revenue from significant revenue agreements	14,281	10,106	—	24,387	15,338	6,000	2,000	23,338
Revenue from all other customers	44,282	7	2,453	46,742	21,170	6	3,352	24,528
Total revenue from all customers	$58,563	$10,113	$2,453	$71,129	$36,508	$6,006	$5,352	$47,866

	Nine Months Ended September 30,
(In thousands)	2022				2021
	Renewable Products	Licenses and Royalties	Collaborations, Grants and Other	Total	Renewable Products	Licenses and Royalties	Collaborations, Grants and Other	Total
Sephora	$28,015	$—	$—	$28,015	$21,599	$—	$—	$21,599
DSM - related party	11,164	25,376	4,000	40,540	12,495	149,612	6,000	168,107
Ingredion / PureCircle	2,452	—	—	2,452	2,297	10,000	—	12,297
Subtotal revenue from significant revenue agreements	41,631	25,376	4,000	71,007	36,391	159,612	6,000	202,003
Revenue from all other customers	114,787	504	7,747	123,038	65,468	1,194	8,376	75,038
Total revenue from all customers	$156,418	$25,880	$11,747	$194,045	$101,859	$160,806	$14,376	$277,041

DSM Ingredients Collaboration

Pursuant to the September 2017 research and development collaboration agreement, as amended, the Company provides DSM with research and development services for specific field of use ingredients. The Company concluded the amended agreement contained a single performance obligation to provide research and development services delivered over time and that revenue recognition is based on an input measure of progress as labor hours are expended each quarter. DSM funded the development work with $2.0 million quarterly from January 1, 2022 to June 30, 2022 for services focused on achieving certain fermentation yield and cost targets related to certain molecules. During the three and nine months ended September 30, 2022, the Company recognized zero and $4.0 million of collaboration revenue in connection with the agreement.

DSM License Agreement and Contract Assignment

In March 2021 the Company and DSM entered into a license agreement and asset purchase agreement pursuant to which DSM acquired exclusive rights to the Company’s Flavor and Fragrance (F&F) product portfolio. The Company granted DSM exclusive licenses covering specific intellectual property of the Company and assigned the Company’s rights and obligations under certain F&F ingredients supply agreements to DSM, in exchange for non-refundable upfront consideration totaling $150 million, and up to $235 million of contingent consideration if and when certain commercial milestones are achieved in each of the calendar years 2022 through 2024. The Company determined the licenses to be functional intellectual property and allocated $143.6 million of the transaction price to the licenses and recorded $143.6 million of licenses and royalties revenues in the three months ended March 31, 2021. The Company also concluded the additional contingent consideration represents variable consideration that is subject to a sales/usage-based threshold and is dependent upon the IP License. The Company will recognize revenue at the later of (1) when the underlying sales or usage has occurred and (2) the related performance obligation has been satisfied (or partially satisfied). During the three and nine months ended September 30, 2022, the Company recorded $10.1 million and $25.4 million, respectively, of license and royalties revenue and a corresponding contract asset under the contingent consideration provisions of the agreements.

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

Contract Balances

The following table provides information about accounts receivable, contract assets and contract liabilities from contracts with customers:

(In thousands)	September 30, 2022	December 31, 2021
Accounts receivable, net	$40,410	$37,074
Accounts receivable - related party, net	$7,428	$5,667
Contract assets	$3,361	$4,227
Contract assets - related party(1)	$25,371	$—
Contract liabilities	$953	$2,530
Contract liabilities, noncurrent(2)	$—	$111

(1) Contract assets - related party increased as the result of $25.4 million of licenses and royalties revenue recognized during the nine months ended September 30, 2022 that have not yet been invoiced to DSM.
(2) As of September 30, 2022 and December 31, 2021, contract liabilities, noncurrent is presented in Other noncurrent liabilities in the condensed consolidated balance sheets.

Remaining Performance Obligations

The following table provides information regarding the estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) based on the Company's existing agreements with customers as of September 30, 2022.

(In thousands)	As of September 30, 2022
Remaining 2022	$334
2023	143
2024	143
2025	143
2026 and thereafter	143
Total from all customers	$906

The table above excludes estimated future revenues for performance obligations that are part of a contract that has an original expected duration of one year or less or a performance obligation with variable consideration that is recognized using the sales-based royalty exception for licenses of intellectual property.

11. Related Party Transactions

Related Party Debt

Related party debt was as follows:

	September 30, 2022				December 31, 2021
In thousands	Principal	Unaccreted Debt Discount	Change in Fair Value	Net	Principal	Unaccreted Debt Discount	Change in Fair Value	Net
Foris convertible note	$50,041	$—	$14,165	$64,206	$50,041	$—	$57,386	$107,427
Foris senior note	$80,000	$(6,008)	$—	$73,992	$—	$—	$—	$—

Related Party Equity

In September 2022, the Company issued warrants to Foris. See Note 6, "Stockholders' (Deficit) Equity".

Related Party Revenue

See Note 10, "Revenue Recognition, and Contract Assets and Liabilities", for information about related party revenue transactions with DSM.

Related Party Accounts Receivable, Contract Assets and Accounts Payable

Related party accounts receivable, contract assets, and accounts payable were as follows:

(In thousands)	September 30, 2022	December 31, 2021
Accounts receivable - related party	$7,428	$5,667
Contract assets - related party	$25,371	$—
Accounts payable - related party	$13,016	$5,011

12. Stock-based Compensation

The Company’s stock option activity and related information for the nine months ended September 30, 2022 was as follows:

	Quantity of Stock Options	Weighted- average Exercise Price	Weighted-average Remaining Contractual Life, in Years	Aggregate Intrinsic Value, in Thousands
Outstanding - December 31, 2021	3,087,225	$9.91	7.1	$2,580
Granted	1,998,944	$3.00
Exercised	(36,021)	$2.84
Forfeited or expired	(428,366)	$9.72
Outstanding - September 30, 2022	4,621,782	$7.00	7.8	$854
Vested or expected to vest after September 30, 2022	4,373,568	$7.15	7.7	$765
Exercisable at September 30, 2022	1,856,159	$10.57	5.7	$19

Activity related to the Company’s restricted stock units (RSUs), including performance-based restricted stock units (PSUs) for the nine months ended September 30, 2022 was as follows:

	Quantity of Restricted Stock Units	Weighted-average Grant-date Fair Value	Weighted-average Remaining Contractual Life, in Years
Outstanding - December 31, 2021	13,731,320	$9.99	2.8
Awarded	7,580,711	$3.36
Released	(3,071,868)	$6.78
Forfeited	(1,091,648)	$6.09
Outstanding - September 30, 2022	17,148,515	$7.88	2.3
Vested or expected to vest after September 30, 2022	14,956,339	$7.73	2.2

Stock-based compensation expense during the three and nine months ended September 30, 2022 and 2021 is reflected in the condensed consolidated statements of operations as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2022	2021	2022	2021
Cost of products sold	$79	$79	$238	$216
Research and development	1,606	1,565	5,007	3,945
Sales, general and administrative	10,624	7,261	31,299	17,772
Total stock-based compensation expense	$12,309	$8,905	$36,544	$21,933

As of September 30, 2022, $111.6 million of unrecognized compensation expense related to stock options and RSUs is expected to be recognized over a weighted-average period of 3.0 years.

13. Subsequent Events

DSM Term Loan

On October 11, 2022, Amyris and DSM Finance, as lender, entered into a Loan and Security Agreement (the DSM Loan Agreement) to make available to Amyris a secured term loan facility of up to $75 million (the DSM Loan Facility), consisting of two tranches: a $50.0 million tranche, which was drawn in full on October 11, 2022 and a $25.0 million tranche, which was drawn in full on November 7, 2022 (collectively, the Term Loan). The DSM Loan Agreement also includes a provision for a third tranche of $25.0 million on terms to be mutually agreed by the parties. The net proceeds of the DSM Loan Facility will be used for general corporate purposes.

The obligations under the Loan Facility are (i) guaranteed by certain Amyris subsidiaries, and (ii) secured by a perfected security interest in certain payment obligations (DSM Earn-outs) due to Amyris from DSM Nutritional Products Ltd. (DSM Nutritional) under the Asset Purchase Agreement dated March 31, 2021 between Amyris and DSM Nutritional.

The Term Loan will amortize as follows: (a) $25.0 million on October 11, 2023, (b) $25.0 million on October 11, 2024, and (c) any outstanding principal balance of the Term Loan on October 11, 2025; provided that the total amortization amount on any of the foregoing dates shall be reduced by the amount of any DSM Earn-Outs due to Amyris from DSM Nutritional during the one-year period prior to such dates. Term Loans under the Loan Facility will accrue interest at a 9% annual interest rate, with quarterly interest payments due in cash. Amyris paid DSM Finance an upfront structuring fee of $5.125 million.

Prepayment of the outstanding amounts under the Loan Facility will be required upon any DSM Earn-Outs becoming due from DSM Nutritional to Amyris and, after prepayment of $30.0 million of Amyris’s existing indebtedness with Foris Ventures, LLC, on a pro rata basis concurrently with any prepayments of outstanding indebtedness with Foris Ventures, LLC, upon the occurrence of a Change of Control and certain other prepayment events. In addition, Amyris may prepay the outstanding principal amount of the Term Loans before the Maturity Date without a prepayment fee.

Both DSM Finance and DSM Nutritional are affiliates of DSM International B.V., which is a shareholder of the Company and affiliated with Philip Eykerman, a member of the Company’s Board of Directors.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and the related notes that appear elsewhere in this Quarterly Report on Form 10-Q. These discussions contain forward-looking statements reflecting our current expectations that involve risks and uncertainties which are subject to safe harbors under the Securities Act of 1933, as amended (the Securities Act), and the Securities Exchange Act of 1934 (the Exchange Act). These forward-looking statements include, but are not limited to, statements concerning any projections of financing needs, revenue, expenses, earnings or losses from operations, or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements concerning product research, development and commercialization plans and timelines; any statements regarding expected production capacities, volumes and costs; any statements regarding anticipated benefits of our products and expectations for commercial relationships; any other statements of expectation or belief; and any statements of assumptions underlying any of the foregoing. The words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “will,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those in the forward-looking statements, including, without limitation, the risks set forth in Part II, Item 1A, “Risk Factors” in this Quarterly Report on Form 10-Q, in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (the 2021 Form 10-K), and as applicable, in our other filings with the Securities and Exchange Commission. We do not assume any obligation to update any forward-looking statements.

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

Our time taken from lab to market for the commercialization of molecules has decreased from three to four years to less than a year for our most recent molecule, primarily due to improved proprietary strain construction, screening and analytics tools, advanced lab automation, and data integration. Our state-of-the-art infrastructure includes industry-leading strain engineering and lab automation located in Emeryville, California, pilot-scale production facilities in Emeryville and Campinas, Brazil, a demonstration-scale facility in Campinas and a commercial scale production facility in Leland, North Carolina (which is part of our Aprinnova joint venture). A wide variety of feedstocks for precision fermentation exists but we source Brazilian sugarcane for our large-scale production because of its supply resilience, renewability, low cost, and relative price stability. As of September 30, 2022, we have commissioned the first two lines of our new purpose-built, large-scale precision fermentation facility in Brazil, which we anticipate will accommodate the manufacturing of up to five products concurrently. The remaining lines are expected to be commissioned during the fourth quarter of 2022. Pending full commissioning of the new facility, we continue to manufacture our products at manufacturing sites, some of which are third party, in Brazil, the United States and Europe.

Sales and Revenue

We recognize revenue from consumer and ingredient product sales, license fees and royalties, and collaborations and grants.

Consumer products are being sold in-store and online through retail partners such as, but not limited to, Sephora, Target, and Walmart. We also sell to consumers via our direct-to-consumer ecommerce platforms. Our ingredients are sold business-to-business directly to customers such as DSM, Ingredion, and other flavor, fragrance, and cosmetic companies or through our distribution partners.

We have research and development collaboration arrangements for which we receive payments from our collaboration partners, which include Koninklijke DSM N.V. (DSM), Givaudan, Firmenich SA (Firmenich), Yifan Pharmaceutical Co. Ltd. (Yifan), and others. Some of our collaboration arrangements provide for advance payments to us in consideration for grants of exclusivity or research efforts that we will perform. Our collaboration agreements, which may require us to achieve milestones prior to receiving payments, are expected to contribute revenues from product sales and royalties if and when they are commercialized. See Note 10, “Revenue Recognition” in Part II, Item 8 of our 2021 Form 10-K for additional information.

We have several other collaboration molecules in our development pipeline with partners including DSM, Givaudan, Firmenich, and Yifan that we expect will contribute revenues from product sales and royalties if and when they are commercialized.

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

Accordingly, since the end of the first quarter of 2020, we have initiated several precautions in accordance with local regulations and guidelines to mitigate the spread of COVID-19 infection across our businesses, which has impacted the way we carry out our business, including additional sanitation and cleaning procedures in our laboratories and other facilities, on-site COVID-19 testing, temperature and symptom confirmations and instituting remote working when possible. The operation of our sites will continue to follow local public health plans and guidelines. As the effects of the COVID-19 pandemic and the availability of vaccines continue to evolve, we have the flexibility to resume more restrictive on-site and remote work models, if needed, as a result of spikes or surges in COVID-19 infection, hospitalization rates or otherwise.

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

Results of Operations

Revenue

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2022	2021	2022	2021
Revenue
Renewable products	$58,563	$36,508	$156,418	$101,859
Licenses and royalties	10,113	6,006	25,880	160,806
Collaborations, grants and other	2,453	5,352	11,747	14,376
Total revenue	$71,129	$47,866	$194,045	$277,041

Three Months Ended September 30, 2022

Total revenue increased by 49% to $71.1 million for the three months ended September 30, 2022 compared to the same period in 2021. Renewable products revenue increased by 60% to $58.6 million for the three months ended September 30, 2022 compared to the same period in 2021. This increase was driven by a $23.1 million or 98% increase in consumer products revenue due to the growth of Biossance, JVN, and Rose Inc., as well as contribution from new brand MenoLabs; however, all brands within the Company's clean beauty consumer portfolio demonstrated an increase in revenue year over year. Licenses and royalties revenue increased 68% to $10.1 million. Collaborations, grants and other revenue decreased $2.9 million to $2.5 million due to an increased focus on the development of molecules for our own marketing and formulation.

Nine Months Ended September 30, 2022

Total revenue decreased by 30% to $194.0 million for the nine months ended September 30, 2022 compared to the same period in 2021. Renewable products revenue increased by 54% to $156.4 million for the nine months ended September 30, 2022 compared to the same period in 2021. This increase was driven by a $64.2 million or 107% increase in consumer products revenue, partially offset by a $5.8 million decrease in ingredients product revenue. Consumer revenue growth was primarily driven by the growth of Biossance, JVN, and Rose Inc., as well as contribution from new brand MenoLabs; however, all brands within the Company's clean beauty consumer portfolio demonstrated an increase in revenue year over year. Licenses and royalties revenue decreased $134.9 million for the nine months ended September 30, 2022 compared to the same period in 2021, primarily due to prior year license revenue from the sale of flavors and fragrances intellectual property and granting certain farnesene technology rights to DSM and license revenue from the sale of RebM intellectual property to Ingredion. Collaborations, grants and other revenue decreased $2.6 million compared to the prior year period due to a greater focus on development programs for our own marketing and formulation.

Costs and Operating Expenses

Costs and operating expenses were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2022	2021	2022	2021
Cost of products sold	$65,818	$40,252	$170,743	$93,332
Research and development	28,780	23,824	81,249	69,580
Sales, general and administrative	124,709	70,635	358,212	162,897
Total cost and operating expenses	$219,307	$134,711	$610,204	$325,809

Included in costs and operating expenses were the following amounts of non-cash stock-based compensation expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2022	2021	2022	2021
Cost of products sold	$79	$79	$238	$216
Research and development	1,606	1,565	$5,007	$3,945
Sales, general and administrative	10,624	7,261	31,299	17,772
Total stock-based compensation expense	$12,309	$8,905	$36,544	$21,933

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

Cost of products sold increased 64% to $65.8 million for the three months ended September 30, 2022 and 83% to $170.7 million for the nine months ended September 30, 2022, compared to the same periods in 2021, primarily driven by significant increases in sales volume of our consumer products. Our cost of products sold was also directly impacted by significant cost increases in raw material costs, transportation costs, with air freight as a principal driver, and other supply chain logistics costs. We expect that the insourcing of ingredients manufacturing following the full commissioning of the Barra Bonita facility, as well as the consolidation of the consumer production footprint, will mitigate unfavorable supply chain economics in future quarters.

Research and Development Expenses

Research and development expenses increased 21% to $28.8 million for the three months ended September 30, 2022 and 17% to $81.2 million for the nine months ended September 30, 2022, compared to the same periods in 2021, primarily due to increased headcount and related employee compensation and benefit costs.

Sales, General and Administrative Expenses

Sales, general and administrative expenses increased by 77% to $124.7 million for the three months ended September 30, 2022 and by 120% to $358.2 million for the nine months ended September 30, 2022, compared to the same periods in 2021. The increases were principally seen in Selling expense and primarily driven by a combination of increased headcount (both organic and from acquisitions), significant investments in both existing and developing brands for paid media and advertising, expanded retail and e-commerce sales in the U.S. and internationally, growth-driven consumer order fulfillment and shipping expense and comparatively low prior year travel expense due to COVID-19.

Other Income (Expense), Net

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2022	2021	2022	2021
Interest expense	$(6,289)	$(4,321)	$(16,856)	$(14,857)
(Loss) gain from change in fair value of derivative instruments	(1,654)	4,778	3,759	(12,826)
(Loss) gain from change in fair value of debt	(12,689)	52,294	43,221	(204,359)
Loss upon extinguishment of debt	—	(680)	—	(27,058)
Other income (expense), net	1,688	690	(584)	40
Total other income (expense), net	$(18,944)	$52,761	$29,540	$(259,060)

Three Months Ended September 30, 2022

Total other income (expense), net was $18.9 million of expense for the three months ended September 30, 2022, compared to $52.8 million of income for the same period in 2021. The $71.7 million change was primarily comprised of a $65.0 million change to a loss in the current period from a gain in the prior period from change in fair value of debt, and a $6.4 million change to a loss in the current period from a gain in the prior period from change in fair value of derivative instruments. For the three months ended September 30, 2022, the loss from change in fair value of debt was due to an increase in interest rates used to measure fair value, and the loss from change in fair value of derivatives was driven by an increase in our stock price.

Nine Months Ended September 30, 2022

Total other income (expense), net was $29.5 million of income for the nine months ended September 30, 2022, compared to $259.1 million of expense for the same period in 2021. The $288.6 million change was primarily comprised of a $247.6 million change from loss to gain from change in fair value of debt, no loss upon extinguishment of debt in 2022 as compared to a $27.1 million loss in 2021, and a $16.6 million change from a loss to a gain from change in fair value of derivative instruments. The fluctuation in changes in fair value of debt and derivatives were driven by a decrease in our stock price at September 30, 2022 compared to the prior period.

Provision for Income Taxes

For the three months ended September 30, 2022, we recorded a tax provision of $0.2 million related to foreign income offset in part by an income tax benefit from an acquisition. For the nine months ended September 30, 2022, we recorded a tax benefit of $1.4 million, due to losses in our foreign affiliates and an income tax benefit from an acquisition. For the three and nine months ended September 30, 2021, we recorded a tax provision of $0.1 million and $0.2 million, respectively, related to accrued interest on uncertain tax positions.

Liquidity and Capital Resources

(In thousands)	September 30, 2022	December 31, 2021
Working capital	$(36,780)	$369,407
Cash and cash equivalents	$18,489	$483,462
Debt principal and lease obligations	$899,311	$768,656
Accumulated deficit	$(2,730,381)	$(2,357,661)

	Nine Months Ended September 30,
(In thousands)	2022	2021
Net cash provided by (used in):
Operating activities	$(433,017)	$(39,163)
Investing activities	$(119,308)	$(40,581)
Financing activities	$88,507	$164,054

Liquidity

We have made substantial investments in marketing, headcount, and working capital as we have expanded our consumer portfolio. Additionally, we have continued investing in the construction of our precision fermentation facility in Barra Bonita, Brazil. These strategic investments support the growth of our consumer portfolio, enhance consumer brand equity, and allow the insourcing of fermentation production to improve the unit costs of our ingredients portfolio.

In June 2022, we and Foris Ventures, LLC (Foris) executed an amendment to extend the maturity of the Foris $50.0 million convertible note from July 1, 2022 to July 1, 2023. In September 2022, we borrowed $80.0 million under a promissory note issued to Foris. As of September 30, 2022, the principal amounts due under our debt instruments (including related party debt) totaled $821.8 million, of which $78.4 million is classified as current.

We anticipate receiving certain milestone payments (earnouts) under the March 2021 DSM transaction (F&F) and the June 2021 Ingredion transaction (Reb M), which are subject to our successfully commissioning the Barra Bonita facility, producing ingredients, and achieving certain unit cost metrics. Milestone payments from DSM will be applied against our principal liability owed to DSM Finance.

Our cash and cash equivalents were $18.5 million as of September 30, 2022. In October 2022, we secured $75 million of debt financing from DSM Finance. In addition, we are actively working to secure additional funding from a strategic transaction to meet our spending obligations for the next 12 months following the issuance of these financial statements. Management currently expects that our cash position combined with cash generated from operations, the expected earnout payments, along with planned price increases, operating expense reduction actions, debt, and, importantly, the successful completion of the aforementioned strategic transaction, to not raise substantial doubt about our ability to continue as a going concern for the next 12 months.

Cash Flows during the Nine Months Ended September 30, 2022 and 2021

Cash Flows from Operating Activities

Our primary uses of cash in operating activities are costs related to the production and sale of our products and personnel-related expenditures, offset by cash received from renewable product sales, licenses and royalties, and collaborations.

For the nine months ended September 30, 2022, net cash used in operating activities was $433.0 million, consisting primarily of a $391.8 million net loss and a $54.0 million decrease in working capital, partly offset by $12.7 million of favorable non-cash adjustments. The non-cash adjustments were primarily comprised of $36.5 million of stock-based compensation expense and $15.5 million of depreciation and amortization, partly offset by a $43.2 million gain from change in fair value of debt.

For the nine months ended September 30, 2021, net cash used in operating activities was $39.2 million, consisting primarily of a $308.6 million net loss, partially offset by $279.0 million of favorable non-cash adjustments that were primarily comprised of a $204.4 million loss from change in fair value of debt, a $27.1 million loss upon extinguishment of debt, $21.9 million of stock-based compensation expense, and a $12.8 million loss from change in fair value of derivative instruments. Additionally, there was a $9.6 million decrease in working capital.

Cash Flows from Investing Activities

For the nine months ended September 30, 2022, net cash used in investing activities was $119.3 million, comprised of $101.5 million of property, plant and equipment purchases, principally related to our new Barra Bonita facility, and $17.8 million of cash paid in business combinations.

For the nine months ended September 30, 2021, net cash used in investing activities was $40.6 million, comprised of $22.1 million of property, plant and equipment purchases and $18.5 million of cash paid in business combinations.

Cash Flows from Financing Activities

For the nine months ended September 30, 2022, net cash provided by financing activities was $88.5 million, primarily comprised of $80.8 million of proceeds from debt issuance and $6.6 million of proceeds from warrant exercises.

For the nine months ended September 30, 2021, net cash provided by financing activities was $164.1 million, primarily comprised of $130.8 million of proceeds from the issuance of common stock in a public offering, $55.4 million of proceeds from warrant exercises and $10.0 million of proceeds from the issuance of a contingently redeemable noncontrolling interest in a subsidiary, partly offset by $25.9 million of debt principal payments, $3.0 million of principal payments on financing leases, a

$2.7 million distribution to a noncontrolling interest and $2.5 million of issuance costs incurred in connection with a debt modification.

Contractual Obligations

The following is a summary of our contractual obligations as of September 30, 2022:

Payable by year ending December 31, (In thousands)	Total	2022	2023	2024	2025	2026	Thereafter
Principal payments on debt	$828,849	$—	$83,038	$55,811	$—	$690,000	$—
Interest payments on debt	59,294	5,227	22,988	10,350	10,350	10,379	—
Construction costs in connection with new production facility	13,848	13,848	—	—	—	—	—
Contract termination fees	1,357	1,357	—	—	—	—	—
Financing leases	84	5	21	21	21	16	—
Operating leases	312,177	3,624	12,866	21,942	22,247	22,682	228,816
Total	$1,215,609	$24,061	$118,913	$88,124	$32,618	$723,077	$228,816

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
Our permanent investment in Brazil was $213.7 million as of September 30, 2022 and $133.9 million as of December 31, 2021, using the exchange rate at each date. A hypothetical 10% adverse change in Brazilian Real exchange rates would have had an adverse impact to Other Comprehensive Loss of $21.4 million as of September 30, 2022 and $13.4 million as of December 31, 2021.
We have also evaluated foreign currency exposure in relation to our other non-U.S. Dollar denominated assets and liabilities and determined that there would be an immaterial effect on our results of operations from 10% exchange rate fluctuations between those currencies and the U.S. Dollar.

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our outstanding debt obligations, including embedded derivatives therein. We generally invest our cash in investments with short maturities or with frequent interest reset terms. Accordingly, our interest income fluctuates with short-term market conditions. As of September 30, 2022, our investment portfolio consisted of money market funds and certificates of deposit, both of which are highly liquid. Due to the short-term nature of our investment portfolio, we do not believe that an immediate 10% increase in interest rates would have a material effect on the fair value of our portfolio. Since we believe we have the ability to liquidate our investment portfolio, we expect that our operating results or cash flows would not be materially affected by a sudden change in market interest rates on the portfolio.

In addition, changes in interest rates could significantly change the fair value of our embedded derivative liabilities.

As of September 30, 2022, all of our outstanding debt was in fixed rate instruments. As a result, changes in interest rates would not affect interest expense and payments in relation to our debt.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer (CEO) and chief financial officer (CFO), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a- 15(e) and 15d- 15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our CEO and CFO have concluded that as of September 30, 2022, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (SEC), and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On September 13, 2022, the Company issued to Foris Ventures LLC a warrant to purchase up to 2,046,036 shares of the Company’s common stock at an exercise price of $3.91 per share, with an exercise term of three years. This warrant was issued in a private placement pursuant to the exemption from registration. For more information, see Note 4, “Debt” and Note 6, “Stockholders' (Deficit) Equity” in Part I, Item I of this Quarterly Report on Form 10-Q.

On September 13, 2022 the Company sold and issued 1,420,456 shares of its common stock to WeMedia Shopping Network Holdings Co., Limited. pursuant to a negotiated agreement. The issuance was made as a private placement pursuant to the exemption from registration under Section 4(a)(2) of the Securities Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Description	Incorporation by Reference
		Form	File No.	Exhibit	Filing Date	Filed Herewith
10.01	Amendment and Restatement Agreement, dated September 27, 2022, by and among the Company, the Subsidiary Guarantors and Foris Ventures, LLC					x
31.01	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(c) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					x
31.02	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(c) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					x
32.01[b]	Certification of Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					x
32.02[b]	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					x
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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
November 8, 2022

By:	/s/ Han Kieftenbeld
Han Kieftenbeld
Chief Financial Officer (Principal Financial Officer)
November 8, 2022