Form 10-K
period 2022-12-31
AMYRIS, INC.
filed 2023-03-16
CIK 1365916

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
Large accelerated filer ☐ Accelerated filer ☒ Non-accelerated filer ☐ Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐   No ☒
The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of June 30, 2022, the last business day of the registrant's most recently completed second fiscal quarter, was $340.4 million based upon the closing price of the registrant’s common stock reported for such date on the Nasdaq Global Select Market.
Number of shares of the registrant’s common stock outstanding as of March 14, 2023: 366,251,614

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement to be filed for its 2023 Annual Meeting of Stockholders are incorporated by reference into Part III hereof. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the end of the fiscal year covered by this Annual Report on Form 10-K.

AMYRIS, INC.

FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2022

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

PART I

ITEM 1. BUSINESS

Overview

Amyris is a biotechnology company delivering sustainable, science-based ingredients and consumer products that are better than incumbent options for people and the planet. To accelerate the world’s transition to sustainable consumption, we create, manufacture, and commercialize consumer products and ingredients that reach more than 300 million consumers. The largest component of the Company's revenue is derived from marketing and selling Clean Beauty, Personal Care, and Health & Wellness consumer products through our direct-to-consumer e-commerce platforms and a growing network of retail partners. Our proprietary sustainable ingredients are sold in bulk to industrial leaders who serve Flavor & Fragrance (F&F), Nutrition, Food & Beverage, and Clean Beauty & Personal Care end markets.

The ingredients and consumer products we produce are powered by our Lab-to-MarketTM technology platform. This technology platform creates a portfolio connection between our proprietary science and formulation expertise, manufacturing capability at industrial scale, and expertise in commercializing high performance, sustainable products that give consumers the power to choose products that benefit the planet. Our technology platform offers advantages to traditional methods of sourcing similar ingredients (such as petrochemistry, unsustainable agricultural practices, and extraction from organisms). These advantages include, but are not limited to, renewable and ethical sourcing of raw materials, less resource-intensive production, minimal impact on sensitive ecosystems, enhanced purity and safety profiles, less vulnerability to climate disruption, and improved supply chain resilience. We combine molecular biology and genetic engineering to produce sustainable materials that are scarce or endangered resources in nature. We leverage state-of-the-art machine learning, robotics, and artificial intelligence, which enable our technology platform to rapidly bring new innovation to market.

Our state-of-the-art infrastructure includes industry-leading strain engineering and lab automation located in Emeryville, California; pilot-scale production facilities in Emeryville and Campinas, Brazil; a demonstration-scale facility in Campinas; a commercial scale production facility in Leland, North Carolina (which is part of our Aprinnova joint venture); and a commercial scale production facility in the State of Sao Paolo, Brazil. A wide variety of feedstocks for precision fermentation exists but we source Brazilian sugarcane for our large-scale production because of its supply resilience, renewability, low cost, and relative price stability. As of December 31, 2022, we have commissioned three lines of our new purpose-built, large-scale precision fermentation facility in Brazil, which we anticipate will accommodate the manufacturing of up to five products concurrently. We expect to commission the remaining lines in 2023. Pending full commissioning of the new facility, we continue to manufacture our products at manufacturing sites, some of which are third party, in Brazil, the United States, and Europe.

Consumer Revenue

We began 2022 with eight consumer brands, Biossance® clean beauty skincare, JVNTM haircare, Rose Inc.TM clean color cosmetics, Pipette® clean baby skincare, Costa Brazil® luxury skincare, OLIKATM clean wellness, PurecaneTM zero-calorie sweetener, and Terasana® clean skincare. During 2022, we added MenoLabsTM, a brand focused on healthy living and menopause wellness, EcoFabulousTM clean beauty for Gen-Z consumers, and StripesTM (peri)menopausal wellness; and prepared to discontinue the Terasana business. In the first quarter of 2023, we launched 4U by TiaTM, a new clean haircare line exclusively available in Walmart.

We have various retail partnerships associated with our consumer business including Sephora, Target, Amazon, and Walmart. We also partner with various brand ambassadors who share our vision for a sustainable future to build awareness of the chemistry that backs our consumer brands and to build brand recognition, including Reese Witherspoon for Biossance, Jonathan Van Ness for Biossance and JVN haircare, Rosie Huntington-Whiteley for Rose Inc., Naomi Watts for Stripes, and Tia Mowry for 4U by Tia. We have used equity, royalty, or consulting arrangements to remunerate these ambassadors for their engagement with our brands.

Ingredients License Revenue

We partner with leaders in the broader ingredients sector to bring our unique, sustainably-sourced ingredients to market. Through these partnerships, we realize the market potential of our ingredients by leveraging their large go-to-market footprint, commercial relationships, and formulation capability. We have active partnerships with Koninklijke DSM N.V. (DSM) for our

F&F portfolio, Ingredion Incorporated (Ingredion) for Reb M, Yifan Pharmaceutical Co., Ltd. (Yifan) for vitamins, MF 92 VENTURES LLC (Minerva) for the sustainable production and distribution of products in the recombinant protein segment, and ImmunityBio (ImmunityBio) for COVID-19 vaccines.

In 2017, we monetized the use of one of our mature molecules in certain fields of use by licensing farnesene to DSM. We also sold to DSM our subsidiary, Amyris Brasil Ltda., which owned and operated a biofuel-oriented manufacturing facility in Brotas, Brazil that manufactures farnesene. On March 31, 2021, we entered into a license agreement and asset purchase agreement pursuant to which DSM acquired exclusive rights to our F&F product portfolio, which included intellectual property licenses and the assignment of related supply agreements, for upfront consideration of $150 million, and up to $235 million of contingent consideration if certain commercial milestones are achieved between 2022 and 2024 (for payout in 2023 through 2025). We also entered into a 15-year agreement to manufacture certain F&F ingredients for DSM for supply to third parties.

In the second quarter of 2018, we successfully demonstrated our industrial process at full-scale to produce a high-purity, zero-calorie sweetener derived from sugarcane, and in the fourth quarter of 2018, we were notified by the U.S. Food and Drug Administration (FDA) that we received its Generally Recognized As Safe (GRAS) designation concurrence and began producing commercial quantities of Reb M. Our Reb M is produced from sugarcane, making it more sustainable and cost efficient than other natural sweeteners, and we believe its profile provides advantages in taste and total process economics for blends and formulations. In June 2021, we entered into an intellectual property license agreement with PureCircle Limited (PureCircle), a subsidiary of Ingredion, whereby we (i) granted certain intellectual property licenses to PureCircle to make, have made, commercialize, and advance the development of sustainably sourced, zero-calorie, nature-based sweeteners and potentially other types of fermentation-based ingredients, as the exclusive global business-to-business commercialization partner for our sugar reduction technology, (ii) entered into a product supply and profit sharing agreement to provide manufacturing services and products to PureCircle, and (iii) assigned and transferred certain customer contracts to PureCircle related to the sale and distribution of Reb M. We continue to own and market our Purecane® consumer brand offering of tabletop and culinary sweetener products. As consideration for the license and product supply agreements, we received a $10 million license fee at closing and may receive additional payments of up to $35 million upon achievement of certain milestones related to Reb M sales and manufacturing cost targets. Additionally, under the product supply and profit sharing agreement, we will earn revenues from product sales to PureCircle and a profit share from future product sales, including RebM (alone or in a blended product), by PureCircle.

In the third quarter of 2018, we entered into a license and collaboration agreement with a subsidiary of Yifan, a leading Chinese pharmaceutical company. Collaboration and research and development work continue under two active licenses with a subsidiary of Yifan.

In March 2021, we entered into agreements, under which DSM acquired certain exclusive rights to our flavor and fragrance (F&F) product portfolio and an exclusive license to our F&F intellectual property, and under which we agreed to manufacture F&F ingredients for DSM for fifteen years.

Research and Development, Joint Ventures, and Collaborations Revenue

From time to time, we enter into joint ventures and collaborations with partners for the commercialization of our ingredients. For example, in 2016, we entered into a joint venture agreement with Nikko Chemicals Co., Ltd., an existing commercial partner of ours, and Nippon Surfactant Industries Co., Ltd., an affiliate of Nikko (collectively, Nikko) to focus on the worldwide commercialization of the Neossance cosmetic ingredients business. The joint venture was renamed Aprinnova, LLC. In December 2022, we entered into an agreement to purchase membership units of the Aprinnova joint venture from Nikko, which, upon closing will result in us owning 99% of the joint venture. See Note 16, “Subsequent Events” in Part II, Item 8 of this Annual Report on Form 10-K for developments regarding our Aprinnova joint venture subsequent to December 31, 2022.

In 2020, we formed a new entity, Clean Beauty Collaborative, with Rosie Huntington-Whiteley to collaborate in the development of a new line of cosmetic products leveraging the Rose Inc. brand and content platform and our bioengineered ingredients, including Squalane and Hemisqualane. In 2021, Rose Inc. launched its first collection of clean cosmetics and skincare products.

In 2021, we entered into a joint venture agreement with ImmunityBio, a clinical-stage immunotherapy company, for the development of vaccines. In connection with entering into license and product supply agreements with PureCircle in June 2021 as described above, Ingredion purchased a minority membership interest in Amyris RealSweet LLC (RealSweet), our subsidiary, which owns the new precision fermentation facility in Brazil.

We also work with committed long-term collaboration partners who are leaders in their respective sectors. These partners provide rapid access to large-scale volumes, expertise regarding current ingredient demand, and an understanding of costs and other specifications that support market adoption. These partnerships assist us in ensuring market fit, technology need, and scale. Our partners access our Lab-to-Market technology platform and industrial fermentation expertise to reduce environmental impact, enhance performance, reduce supply and price volatility, and improve costs. Our partners include F&F companies such as Firmenich S.A. (Firmenich) and Givaudan International, SA (Givaudan), nutrition companies such as DSM and Yifan, and food ingredient companies such as Ingredion. We have also worked closely with the U.S. government, including the U.S. Department of Energy and the Defense Advanced Research Projects Agency (DARPA).

Technology

Our Lab-to-Market technology platform utilizes highly optimized and automated molecular biology, analytical, and process development tools combined with machine learning algorithms and statistical models to transform the way microbes metabolize sugars. Specifically, we engineer microbes, such as yeast, and use them as catalysts to convert sugar, through fermentation, into the chemicals used in our everyday lives. We believe that we are one of the first companies to apply microbial engineering towards the manufacturing of a wide range of molecules with commercial applications. Over the last decade, this has required significant, targeted investment in our research and development capabilities. To date, we have successfully scaled up 15 molecules with multiple molecules in development. This investment has also resulted in the development of a suite of strains capable of producing greater than 250 molecules across 15 chemical classes.

In addition to investment of our own funds, we have also been awarded multiple grants from the U.S. government. These funds have been used to develop our Lab-to-Market technology platform comprised of highly optimized strain and process development methods, sophisticated machine learning algorithms and statistical models, and proprietary robotic tools.

We built our Lab-to-Market technology platform based on commercial and technological considerations. A few of the commercial considerations that impact our molecule selection are:

•Our core activities in Clean Beauty & Personal Care and Health & Wellness;
•Industries or commercial opportunities where our technology can deliver the best performance, sustainability profile and value, in accordance with our No Compromise® commitment; and
•Economic opportunities based on either the size of the total addressable market or the ability of our formulation to disrupt the market.

Certain technological considerations impact our molecule development selection such as our ability to:

•Leverage our existing technology platform in new ways based on prior learnings relating to metabolic pathways and chemical properties;
•Amplify value by differentiating new applications;
•Match new chemical classes with new end markets; and
•Valorize fermentation process and other agricultural waste streams.

Strain Engineering

Researchers around the world are continuously learning how the complex biological processes in organisms work. We believe that the best method for development of commercially viable strains is to test as many hypotheses as accurately and quickly as possible to accelerate this learning process. Our proprietary Lab-to-Market technology platform allows us to design, build, and analyze thousands of strains in a single experiment, thereby enabling us to test thousands of hypotheses simultaneously. Extensive automation across our pipeline has resulted in significant decreases in the average time and cost to engineer a manufacturing-ready strain. In total, we have had an exponential increase in the number of molecules in our pipeline in active development with relatively minimal increases in our yearly R&D spend.

Importantly, through our lab-scale and pilot-plant fermentation operations and our proprietary analytical tools, we are now able to predict, with high reliability, the performance of candidate strains at industrial scale.

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

Upscaling and Commercialization

Microbial engineering can be unpredictable, and successful commercialization depends heavily on expertise in process scale-up and manufacturing. We have successfully scaled up and commercially manufactured 15 distinct molecules included in thousands of leading global brands. Our process development and technology transfer expertise results in accelerated speed to market, lower overall product development costs, and a significantly lower risk profile for any project we undertake. Strains and fermentation processes must be efficiently optimized to enable cost-effective production; downstream recovery and purification processes must be identified and streamlined to achieve appropriate product purity and maximize facility throughput; and all unit operations must be tested for performance in appropriate scaled-down models before they are implemented at commercial scale manufacturing facilities. Our unique infrastructure to support this scale-up process includes hundreds of lab-scale fermentors (0.25 to 2 liter) and pilot plants in our facilities in Emeryville, California and Campinas, Brazil, both of which are equipped with a wide range of downstream processing unit operations. In addition, five years of experience owning and operating the 1,200,000-liter production facility in Brotas, Brazil (sold in late 2017) enabled us to refine these scaled-down systems to mimic the commercial scale fermentation and recovery tools so that our findings may translate predictably from lab- and pilot-scale to commercial scale.

Manufacturing

We are currently manufacturing our ingredients using our newly constructed plant at Barra Bonita, Brazil and a strategic network of contract manufacturers in Brazil, the United States and Europe. Until December 2017, we owned and operated a biofuel-oriented production facility located in Brotas, Brazil, which we sold to DSM because it was no longer a strategic fit with our portfolio. We subsequently entered into a supply agreement with DSM to purchase intermediate product from the Brotas facility.

We are currently operating and finalizing commissioning of our new, multi-line specialty ingredients manufacturing facility in Barra Bonita, Brazil. The first three production lines were finalized and operational by the second half of 2022, with initial production commencing in June 2022. Once fully commissioned, this facility will enable us to manufacture up to five products concurrently. In May 2022, we acquired Interfaces, a manufacturing facility for the scale up and development of our formulas and the production of our clean beauty products in the State of Sao Paulo, Brazil.

For many of our products, we perform additional distillation or finishing steps to convert initial target molecules into other finished products. We have a manufacturing facility in Leland, North Carolina through Aprinnova, our joint venture with Nikko, to convert our Biofene into Squalane and other final products. See above under "Research and Development, Joint Ventures, and Collaborations RevenSue" for more information regarding our Aprinnova joint venture.

Product Distribution and Sales

We distribute and sell our sustainable consumer products to retailers and directly to consumers through online e-commerce websites. We distribute and sell our ingredients directly to distributors, formulators, collaboration partners, or through joint ventures, depending on the end market. Generally, our R&D collaboration agreements include commercial terms, and sales are contingent upon achievement of technical and/or commercial milestones.

The table below shows our revenue for the year ended December 31, 2022:

(In thousands)	Renewable Products	Licenses and Royalties	Collaborations, Grants and Other	Total Revenue
DSM (related party)	$18,172	$31,781	$3,994	$53,947
All other customers	204,151	653	11,096	215,900
Total revenue	$222,323	$32,434	$15,090	$269,847

Intellectual Property

Our success depends in large part upon our ability to obtain and maintain proprietary protection for our products and technologies and to operate without infringing on the proprietary rights of others. Our policy is to protect our proprietary position by, among other methods, filing for patent applications on inventions that are important to the development and conduct of our business with the U.S. Patent and Trademark Office and its foreign counterparts. We seek to avoid infringement by monitoring patents and publications in our product areas and technologies to be aware of developments that may affect our business, and to the extent we identify such developments, evaluate and take appropriate courses of action.

As of December 31, 2022, we had 689 issued U.S. and foreign patents and 347 pending U.S. and foreign patent applications that are owned or co-owned by or licensed to us. We also use other forms of protection (such as trademark, copyright, and trade secret) to protect our intellectual property, particularly where we do not believe patent protection is appropriate or obtainable. We aim to take advantage of all of the intellectual property rights that are available to us and believe that this comprehensive approach provides us with a strong proprietary position.

Patents extend for varying periods according to the date of patent filing or grant, and the legal term of patents in various countries where patent protection is obtained. The actual protection afforded by patents, which can vary from country to country, depends on the type of patent, the scope of its coverage and the availability of legal remedies in the country.

We further protect our proprietary information by requiring our employees, consultants, contractors, and other advisers to execute nondisclosure and assignment of invention agreements upon commencement of their respective employment or engagement. Agreements with our employees also prevent them from bringing the proprietary rights of third parties to us. We also require confidentiality or material transfer agreements from third parties that receive our confidential data or materials.

Trademarks

Amyris, the Amyris logo, Biofene, Biossance, Costa Brazil, EcoFabulous, Hemisqualane, JVN, Lab-to-Market, Menolabs, No Compromise, OLIKA, Pipette, Purecane, Rose Inc., Stripes, and Terasana are trademarks or registered trademarks of Amyris, Inc. or its subsidiaries. This report also contains trademarks and trade names of other businesses that are the property of their respective holders.

Competition

We expect that our products will compete with products produced from traditional sources as well as from alternative production methods (including the intellectual property underlying such methods) that established enterprises and new companies are seeking to develop and commercialize. We view our main competition to be from products that are based on traditional chemistries or are derived from non-sustainable sources that we are working to replace with our sustainable products.

Clean Beauty & Personal Care

We develop and sell cosmetic ingredients and consumer products in the Clean Beauty & Personal Care markets, creating a competitive landscape that includes ingredient suppliers, Clean Beauty & Personal Care, and consumer goods companies. Most skincare ingredients are derived from plant and animal sources or created using chemical synthesis. Plant- and animal-sourced ingredients are often higher in cost, lower in purity, and have a greater impact on the environment versus our products. Products derived from chemical synthesis are often produced at a low cost but have ramifications on sustainability as well as non-natural sourcing. There are also companies that are working to develop products using similar technology to us.

Health & Wellness

Many active ingredients in the nutraceutical market are made via chemical synthesis by suppliers that have a deep chemistry know-how and production facilities, including ingredient suppliers. We may compete directly with these companies with respect to specific ingredients or attempt to provide customers with a natural alternative that is more cost-effective or higher performing than those derived from chemistry. For food ingredients, we also compete with companies that produce products from plant- and animal-derived sources as well as with companies that are also developing biotechnology production solutions to produce specific molecules.

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
•resilience in the ingredient supply value chain;
•dependability of naturally supplied ingredients; and
•infrastructure compatibility of products.

We believe that for our products to succeed in the market, we must demonstrate that they are comparable or better alternatives to existing products and to any alternative products that are being developed for the same markets based on some combination of performance, pricing, product cost, availability, and consumer preference characteristics.

Regulatory Matters

Environmental Regulations

Our development and production processes involve the use, generation, handling, storage, transportation, and disposal of hazardous chemicals and biological materials. We are subject to a variety of federal, state, local, and international laws, regulations and permit requirements governing the use, generation, manufacture, transportation, storage, handling, and disposal of these materials in the United States, Canada, Latin America (Brazil), Europe, the United Kingdom, China, and other countries where we operate or may operate or sell our products in the future. These laws, regulations, and permits can require expensive fees, pollution control equipment, or operational changes to limit actual or potential impact of our technology on the environment and violation of these laws could result in significant fines, civil sanctions, permit revocation, or costs from environmental remediation. We believe we are currently in substantial compliance with applicable environmental regulations and permitting. However, future developments including the commencement of, or changes in, the processes relating to commercial manufacturing of one or more of our products, more stringent environmental regulation, policies and enforcement, the implementation of new laws and regulations or the discovery of unknown environmental conditions may require expenditures that could have a material adverse effect on our business, results of operations or financial condition.

Genetically Modified Regulations

The use of genetically modified microorganisms (GMMs), such as our yeast strains, is subject to laws and regulations in many countries. In the United States, the Environmental Protection Agency (EPA) regulates the commercial use of GMMs as well as potential industrial products produced from the GMMs. Various states within the United States could choose to regulate products made with GMMs as well. While the strain of genetically modified yeast that we use, S. cerevisiae, is eligible for exemption from EPA review because of its GRAS status, we must satisfy certain criteria to achieve this exemption, including but not limited to, use of compliant containment structures and safety procedures. In Brazil, GMMs are regulated by the National Biosafety Technical Commission (CTNBio) under its Biosafety Law No. 11.105-2005. We have obtained commercial approvals from CTNBio to use our GMMs in a contained environment in our Brazil facilities for research and development purposes, in manufacturing and at contract manufacturing facilities in Brazil. In Europe, we are subject to similar regulations. We have obtained approvals from Spain’s Ministry of Environment for our production activities located in this country and may obtain additional national approvals.

Chemical Regulations

Our renewable products may be subject to government regulations in our target markets. In the United States, the EPA administers the requirements of the Toxic Substances Control Act (TSCA), which regulates the commercial registration, distribution, and use of many chemicals. Before an entity can manufacture or distribute significant volumes of a chemical, it needs to determine whether that chemical is listed in the TSCA inventory. If the substance is listed, then manufacture or distribution can commence immediately. If not, then in most cases a “Chemical Abstracts Service” number registration and Pre-Manufacture Notice must be filed with the EPA, which has 90 days to review the filing. A similar requirement exists in Europe under the Registration, Evaluation, Authorization, and Restriction of Chemical Substances (REACH) regulation. For example, in 2013, the EPA registered farnesane as a new chemical substance under the TSCA, which enabled us to manufacture and sell Hemisqualane (Farnesane) without restriction in the United States. Subsequently, in 2016, Hemisqualane was similarly registered in Europe under REACH for manufacturing and sales.

Other Regulations

Certain of our current or emerging products in the Clean Beauty & Personal Care, Health & Wellness, and F&F end markets, including alternative sweeteners, nutraceuticals, dietary supplements, F&F ingredients, skincare ingredients, cosmetic actives, and our proposed cannabinoid products, are subject to regulation by either the FDA or the Drug Enforcement Administration or both, as well as similar agencies of states and foreign jurisdictions where these products are manufactured, sold, or proposed to be sold. Pursuant to the Federal Food, Drug, and Cosmetic Act (FDCA), the FDA regulates the processing, formulation, safety, manufacture, packaging, labeling, and distribution of food ingredients, vitamins, dietary supplements, and cosmetics. Generally, in order to be marketed and sold in the United States, a relevant product must have GRAS status or be pre-market approved and not adulterated or misbranded under the FDCA and relevant regulations issued thereunder. The FDA has broad authority to enforce the provisions of the FDCA applicable to food ingredients, vitamins, dietary supplements, drugs, and cosmetics, including powers to issue a public warning letter to a company, to publicize information about non-compliant products, to request a recall of illegal products from the market, and to request the U.S. Department of Justice to initiate a seizure action, an injunction action, or a criminal prosecution in U.S. courts. Failure to obtain requisite approval from, or comply with the laws and regulations of, the FDA or similar agencies of states and applicable foreign jurisdictions could prevent us from fully commercializing certain of our products. Our proposed cannabinoid products may also be subject to regulation under various federal, state, and foreign-controlled substance laws and regulations.

In addition, certain of our direct-to-consumer products are now subject to the Modernization of Cosmetics Regulation Act of 2022. Cosmetic products are regulated by or under the FDA’s oversight. Also, our direct-to-consumer products are subject to the regulations of the U.S. Federal Trade Commission (FTC) and similar agencies of states and foreign jurisdictions where these products are sold or proposed to be sold regarding the advertising of such products. In recent years, the FTC has instituted numerous enforcement actions against companies for failure to have adequate substantiation for claims made in advertising or for the use of false or misleading advertising claims. The FTC has broad authority to enforce its laws and regulations applicable to cosmetics, including the ability to institute enforcement actions which often result in consent decrees, injunctions, and the payment of civil penalties by the companies involved. Failure to comply with the laws and regulations of the FTC or similar agencies of states and applicable foreign jurisdictions could impair our ability to market our direct-to-consumer products.

Human Capital

As of December 31, 2022, we had 1,598 full-time employees, of whom 1,046 were in the United States, 352 were in Brazil, 73 were in Portugal, and 127 were in the United Kingdom. Except for labor union representation and collective bargaining agreements for Brazil-based employees based on labor code requirements in Brazil, none of our employees are represented by a labor union or covered by a collective bargaining agreement. We have never experienced any employment-related work stoppages and consider relations with our employees to be good. Our human capital resources objectives include identifying, recruiting, retaining, incentivizing, and integrating our existing and additional employees. The principal purposes of our equity incentive plans are to attract, retain, and motivate selected employees and consultants through the granting of stock-based compensation awards and, with respect to selected employees, cash-based performance bonus awards.

Diversity, Equity, Inclusion, and Belonging

We are committed to enhancing the diversity of our workforce and promoting a culture of acceptance and equality, diversity equity, inclusion, and belonging throughout the organization. Our board of directors (Board) believes that human capital management, including diversity, equity, inclusion, and belonging (DEIB) initiatives, are important to our success. We conduct an employee engagement survey on an annual basis, and the results of these surveys are discussed with the Leadership,

Development, Inclusion, and Compensation Committee of the Board, our Vice President of DEIB and the executive leadership team in order to inform our global diversity strategy.

A Diverse Workforce: Our diversity makes us stronger. We believe diversity increases innovation, creativity, and strategic thinking because teams of people who come from different backgrounds can draw upon their unique experiences and a wider range of knowledge to spark new, collaborative, and innovative ideas.

Promoting Inclusion: We promote employee resource groups (ERGs), which are employee-led groups whose aim is to foster a diverse, and inclusive workplace by creating safe spaces for employees who share common interests and identities to meet and support each other in building community and a sense of belonging. ERGs increase employee engagement, professional development, and retention, which ultimately creates a more equitable and inclusive company culture.

Equal Pay for Equal Work: Equitable pay is a competitive advantage, and we believe in compensating our employees fairly and equitably, regardless of ethnicity, gender, disability, orientation, or other status, while considering individual performance, employees’ prior experience, and education. We have instituted practices to ensure salary transparency, as our management is guided on the principle of pay equity, and our compensation structures by job level and geographical market are available to all employees.

Health and Safety

Safety is one of our core values, which means that maintaining a safe and healthy work environment for our people, as well as our communities, resources, and planet, is our highest priority. We have a Safety Committee that is responsible for developing, promoting, and maintaining safety policies and procedures. We provide customized environmental health and safety training, carry out regular facility audits, assist employees with risk assessments, promote responsible and sustainable waste management practices, provide recommended personal protective equipment, and offer a robust ergonomics program in compliance with the California Division of Occupational Health and Safety and the California Department of Public Health.

The global COVID-19 pandemic caused us to take both a short-term and a long-term view of environmental, social, and governance risks and opportunities. Since early 2020, we closely monitored the impact of the global COVID-19 pandemic on all aspects of our business, including the impact on our employees, partners, supply chain, and distribution network. Since the start of the pandemic, we developed a comprehensive response strategy including establishing a cross-functional COVID-19 Task Force, and have applied recommended public health strategies to manage and prevent the spread of COVID-19 among our employees and operations. The COVID-19 pandemic raised the bar on the implementation of business continuity plans to manage the impact future pandemics and any other potential emergency scenarios have on our employees and our business. We successfully managed to sustain ongoing critical production campaigns and infrastructure throughout the pandemic and additionally through several severe weather events such as Hurricane Ian.

Corporate Information

We were originally incorporated in California in 2003 under the name Amyris Biotechnologies, Inc. and then reincorporated in Delaware in 2010 under the name of Amyris, Inc. Our principal executive offices are located at 5885 Hollis Street, Suite 100, Emeryville, California 94608, and our telephone number is (510) 450-0761. Our common stock is listed on The Nasdaq Global Select Market under the symbol "AMRS."

Available Information

Our website address is www.amyris.com. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and other reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934 (the Exchange Act), as well as amendments thereto, are filed with the U.S. Securities and Exchange Commission (SEC) and are available free of charge on our website at investors.amyris.com promptly after such reports are available on the SEC's website. We may use our investors.amyris.com website as a means of disclosing material non-public information and complying with our disclosure obligations under Regulation FD.

The SEC maintains an internet site that contains reports, proxy, information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov.

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

Business and Operational Risks

•Global economic slowdown, geopolitical and COVID-19 impacts on our business and operations;
•Our ability to ship our products on time, without cost exposure or delays;
•Our ability to scale and manage operations;
•Our reliance on contract manufacturers to meet our regulatory requirements, production and delivery goals;
•Our ability to generate revenue through existing and future customers, distributors and collaboration partners;
•Our ability to compete effectively;
•Our ability to effectively integrate acquisitions;
•Our ability to launch majority-owned consumer brands;
•Our ability to ensure the safety of our products;
•Our reliance on collaboration arrangements to fund development and commercialization of our products;
•Our ability to manage the expansion of our international operations; and
•Our ability to manage increasing impacts of climate change, severe weather events, natural disasters and pandemics.

Financial Risks

•Our ability to generate sufficient cash to fund operations and service our debt;
•Our ability to design and maintain effective internal controls;
•Our ability to achieve or sustain profitability given our history of net losses and increased inflation rates;
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
•New regulations or changes in regulation relating to our existing or future products or use of customer data, as well as any costs incurred to comply with applicable regulations;
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

Business and Operational Risks

Our business is currently adversely affected and could be materially adversely affected in the future by the inflationary impact on key commodities (e.g., sugar prices), recent and potential future impacts of the Ukraine conflict and the COVID-19 pandemic on our supply chain, manufacturing and commercialization activities and other business operations, as well as global economic slowdown which could negatively impact consumer spending and demand.

The COVID-19 pandemic, the ongoing conflict in Ukraine, rising inflation, and global economic slowdown have had, and are expected to continue to have, a negative impact on our global supply chain, cost structure, manufacturing and commercialization activities. Although we have experienced an increase in digital commerce and online purchasing, these macroeconomic effects have, and are expected to continue to have, an adverse effect on consumer spending and overall demand. In addition, if these external pressures impact the financial position of our customers, resale channel partners or any of our collaboration partners, we may have difficulty achieving our growth targets, collecting receivables or milestone and royalty payments, and our business and results of operations could be exposed to risks associated with uncollectible accounts or defaults on contractual payment obligations by our collaboration partners. The duration and severity of any further economic or market impact of the COVID-19 pandemic, the Ukraine conflict, inflation and other geopolitical and economic trends remain uncertain, and there can be no assurance that it will not have an adverse effect on our liquidity and capital resources, including our ability to access capital markets, in the future, on terms that are favorable to us, or at all.

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

We face challenges producing our products at commercial scale and at commercially viable cost, especially as we ramp up operations at our new precision fermentation facility, and we may not be able to commercialize our products to the extent necessary to make a profit or sustain and grow our current business.

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

A substantial component of our planned production capacity in the near- and long-term depends on successful operations at our existing and potential large-scale production plants. In 2022, we completed construction of our new precision fermentation facility in Brazil, which we expect will allow us to manufacture up to five products concurrently, including our specialty ingredients portfolio and our zero calorie sweetener ingredient. We commenced operations of this factory in the first half of 2022 and had three (of five) production lines operational in the second half of 2022. However, there can be no assurances that we will be able to complete the commissioning of last two remaining production lines on our expected timeline, if at all. Delays or problems in the start-up or operation of such facilities could cause delays in our ramp-up of production and hamper our ability to reduce our production and logistics costs. Delays in construction can occur due to a variety of factors, including regulatory requirements, COVID-19-related factors, and our ability to fund construction and commissioning costs.

Once each production and purification line at this new facility is complete, we must successfully commission them, and they must perform as we expect. If we encounter significant delays in financing, cost overruns, engineering issues, contamination problems, equipment or raw material supply constraints, unexpected equipment maintenance requirements, safety issues, work stoppages or other serious challenges in bringing these facilities online and operating them at commercial scale, including as a result of the impacts of the COVID-19 pandemic, we may be unable to produce our renewable products in the time frame and at the cost we have planned. It is difficult to predict the effects of scaling up production of industrial fermentation to commercial scale, as it involves various risks to the quality and consistency of our molecules. In addition, in order to produce molecules at existing and potential future plants, we have been and may in the future be required to perform thorough transition activities and modify the design of the plant. Any modifications to the production plant could cause complications in the operations of the plant, which could result in delays or failures in production. If we are unable to create or obtain additional manufacturing capacity necessary to meet existing and potential customer demand, we may need to continue to use, or increase our use of, contract manufacturing sources, which may not be available on terms acceptable to us, if at all, and generally entail greater cost to us and would therefore reduce our anticipated gross margins. Further, if our efforts to increase (or commence, as the case may be) production at the facilities are not successful, our partners may decide not to work with us to develop additional production facilities, demand more favorable terms or delay their commitment to invest capital in our production. If we are unable to create and sustain manufacturing capacity and operations sufficient to satisfy the existing and potential demand of our customers and partners, our business and results of operations may be adversely affected.

In addition, the production of our products at our purpose-built, large-scale precision fermentation facility requires large volumes of feedstock. For this facility in Brazil, we rely primarily on Brazilian sugarcane. While in certain cases we have entered into feedstock agreements with suppliers which we expect to supply the sugarcane feedstock necessary to produce our products at our facility in Brazil that specify the pricing, quantity and product specifications, we cannot predict the future availability or price of these various feedstocks, nor can we be sure that our mill partners will be able to supply it in sufficient quantities or in a timely manner, whether due to COVID-19 impacts or otherwise. Furthermore, to the extent we are required to rely on sugar feedstock other than Brazilian sugarcane, the cost of such feedstock may be higher than we expect, increasing our anticipated production costs. Feedstock crop yields and sugar content depend on weather conditions, such as rainfall and temperature. Weather conditions have historically caused volatility in the sugar industries by causing crop failures or reduced harvests. Excessive rainfall can adversely affect the supply of sugarcane and other sugar feedstock available for the production of our products by reducing the sucrose content and limiting growers' ability to harvest. Crop disease and pestilence can also occur from time to time and can adversely affect feedstock growth, potentially rendering useless or unusable all or a substantial portion of affected harvests. With respect to sugarcane, its seasonal availability and price, the limited amount of time during which it keeps its sugar content after harvest, and the fact that sugarcane is not itself a traded commodity, increase supply risks and limit our ability to substitute supply. If production of sugarcane or any other feedstock we may use to produce our products is adversely affected by these or other conditions, our production will be impaired, increasing costs to our operations and adversely affecting our business.

Our use of contract manufacturers exposes us to risks relating to costs, supply and delivery, and logistics, and loss or termination of contract manufacturing relationships could harm our ability to meet our production goals.

In addition to our production and purification facilities, we must commercially produce, process and manufacture our products through the use of contract manufacturers, and we anticipate that we will continue to use contract manufacturers for the foreseeable future. Establishing and operating contract manufacturing facilities requires us to make significant capital expenditures, which reduces our cash and places such capital at risk. Also, contract manufacturing agreements may contain terms that commit us to pay for capital expenditures and other costs and amounts incurred or expected to be earned by the plant operators and owners, which can result in contractual liability and losses for us even if we terminate a particular contract manufacturing arrangement or decide to reduce or stop production under such an arrangement. Further, we cannot be sure that contract manufacturers will be available when we need their services, that they will be willing to dedicate a portion of their capacity to our projects, or that we will be able to reach acceptable price, delivery and other terms with them for the provision of their production services.

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

In Brazil, Conselho dos Produtores de Cana-de-Açúcar, Açúcar e Etanol do Estado de São Paulo (Council of Sugarcane, Sugar and Ethanol Producers in the State of São Paulo (Consecana), an industry association of producers of sugarcane, sugar and ethanol, sets market terms and prices for general supply, lease and partnership agreements for sugarcane. If Consecana makes changes to such terms and prices, it could result in higher sugarcane prices and/or a significant decrease in the volume of sugarcane available for the production of our products. In addition, if the availability of sugarcane juice or syrup or other feedstocks is restricted or limited due to the impacts of the COVID-19 global pandemic, weather conditions, land conditions or any other reason, we may not be able to manufacture our products in a timely or cost-effective manner, or at all, which would have a material adverse effect on our business.

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

Revenues from these types of relationships are a key part of our cash plan for 2023 and beyond. If we fail to collect expected collaboration revenues, including earnout revenues, we may be unable to fund our operations or pursue development and commercialization of our planned products. To achieve our collaboration revenue targets from year to year, we may be obliged to source new partners or enter into agreements that contain less favorable terms. Historically, the process of negotiating and finalizing collaboration arrangements with our partners has at times been lengthy and unpredictable. Furthermore, as part of our current and future collaboration arrangements, we may be required to make significant capital investments at our existing or planned production facilities in order to develop, produce, and commercialize molecules or other products. Any failure or difficulties in maintaining existing collaboration arrangements or establishing new collaboration arrangements, or building up or retooling our operations to meet the demands of our collaboration partners could have a material negative impact on our business, including our ability to achieve commercial viability for our products, lead to the inability to meet our contractual obligations and could cause us to allocate or divert capital, personnel, and other resources from our organization, which could adversely affect our business and reputation.

Our collaboration arrangements may restrict or prevent our future business activity with respect to certain products, or in certain geographic markets or industries, which could harm our ability to grow our business.

As part of our collaboration arrangements in the ordinary course of business, we grant to our partners rights of first refusal (ROFRs) and exclusive rights with respect to the development, production, and/or commercialization of particular products or types of products in specific geographic markets or industries, in exchange for up-front funding and/or downstream royalty arrangements. These rights may inhibit potential collaboration or strategic partners or potential customers from entering into negotiations with us about further business opportunities, and we may be restricted or prevented from engaging with other partners or customers for such products or in those markets, which may limit our ability to grow our business or influence our strategic focus, and may lead to an inefficient allocation of capital resources.

In the past, we have had to grant concessions to existing partners in exchange for such partners waiving or modifying their exclusive rights with respect to a particular product, type of product or market in order to engage with a third party with respect to such product, product type, or market. Such concessions are often costly or further limit our ability to conduct future business with respect to a certain product or market. There can be no assurance that existing partners will be willing to grant waivers of or modify their exclusive rights or ROFRs in the future on favorable terms, if at all. If we are unable to engage other potential partners with respect to particular products, product types, geographic markets or industries for which we have previously granted exclusive rights or ROFRs, our ability to grow our business would be harmed, and our business, financial condition, and results of operations may be adversely affected.

Our relationship with DSM exposes us to financial and commercial risks.

In May 2017, DSM made an investment in us and, in connection therewith, we entered into a stockholder agreement with DSM (subsequently amended) which provides DSM with certain rights, including the right to designate one member of our board of directors (to the extent DSM maintains beneficial ownership of at least 4.5% of our outstanding common stock) as well as exclusive negotiating rights in connection with certain future commercial projects and arrangements. Subsequently, in July and September 2017, we entered into collaboration agreements (and related license agreements) with DSM to jointly develop several new molecules in animal and human health and nutrition field using our technology, which we would produce and DSM would commercialize. In December 2020, we entered into a Farnesene Framework Agreement with DSM, under which we assigned to DSM the supply of Farnesene to Givaudan International SA (Givaudan) for the production and sale of a single specialty ingredient. In March 2021, we entered into agreements, under which DSM acquired certain exclusive rights to our flavor and fragrance (F&F) product portfolio and an exclusive license to our F&F intellectual property, and under which we agreed to manufacture F&F ingredients for DSM for fifteen years. In October 2022, we entered into a loan and security agreement with an affiliate of DSM, as lender, for a secured term loan facility, which was amended in December 2022. For more information regarding these and other transactions and arrangements with DSM, please see Note 4, “Debt,” Note 6, “Stockholders’ Equity (Deficit),” Note 10, “Revenue Recognition” and Note 11, “Related Party Transactions” in Part II, Item 8 of this Annual Report on Form 10-K.

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
•political, economic, diplomatic, or social instability in, or in the region surrounding, Brazil, including the recent political upheaval in the country related to the presidential election;
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

We maintain operations in foreign jurisdictions other than Brazil, and may in the future expand, or seek to expand, our operations to additional foreign jurisdictions. For example, operating in Europe, China and the Middle East exposes us to political, legal and economic risks. In particular, the political, legal and economic climate in China, both nationally and regionally, is fluid and unpredictable. Our ability to operate in China may be adversely affected by changes in U.S. and Chinese laws and regulations such as those related to taxation, import and export tariffs, environmental regulations, genetically modified microorganisms (GMM), land use rights, product testing requirements, intellectual property, currency controls, network security, and other matters. In addition, we may not obtain or retain the requisite permits to operate in China, and costs or operational limitations may be imposed in connection with obtaining and complying with such permits. In addition, Chinese trade regulations are in a state of flux, and we may become subject to other forms of taxation, tariffs and duties in China.

Furthermore, our counterparties in China may use or disclose our confidential information or intellectual property to competitors or third parties, which could result in the illegal distribution and sale of counterfeit versions of our products. If any of these events occur, our business, financial condition and results of operations could be materially and adversely affected.

In addition, a significant percentage of the production, downstream processing and sales of our products occurs outside the United States or with vendors, suppliers or customers located outside the United States. If tariffs or other restrictions are placed by the United States on foreign imports from Brazil, European or other countries where we operate or seek to operate, or any related counter-measures are taken, our business, financial condition, results of operations and growth prospects may be harmed. Tariffs may increase our cost of goods, which could result in lower gross margin on certain of our products. If we raise prices to account for any such increase in costs of goods, the competitiveness of the affected products could potentially be reduced. In either case, increased tariffs on imports from Brazil, European or other countries where we operate or seek to operate could materially and adversely affect our business, financial condition and results of operations. Furthermore, in retaliation for any tariffs imposed by the United States, other countries may implement tariffs on a wide range of American products, which could increase the cost of our products for non-U.S. customers located in such countries. Any increase in the cost of our products for non-U.S. customers, which represent a substantial portion of our sales, could result in a decrease in demand for our products by such customers. Trade restrictions and sanctions implemented by the United States or other countries, including sanctions imposed on Russia by the United States and other countries due to Russia's invasion of Ukraine, could materially and adversely affect our business, financial condition and results of operations.
Financial Risks

We may not be able to generate sufficient cash inflows from our various revenue streams to fund our anticipated operations and to service our debt obligations.

Our planned working capital needs and operating and capital expenditures for 2023, and our ability to service our outstanding debt obligations, are dependent on significant inflows of cash from product sales, licenses, and royalties, and grants and collaborations and, as needed, additional financing arrangements, as well as cost mitigation initiatives such as our Fit-to-Win initiatives that we commenced in the third quarter of 2022. We will continue to need to fund our research and development and related activities and to provide working capital to fund production, procurement, storage, distribution, and other aspects of our business. Some of our anticipated funding sources, such as research and development collaborations, are subject to the risks that we may not be able to meet milestones, or that collaborations may end prematurely for reasons that may be outside of our control (including technical infeasibility of the project or a collaborator’s right to terminate without cause). The inability to generate sufficient cash flow, as described above, could have a material effect on our ability to continue with our business plans and our status as a going concern.

If we are unsuccessful in executing our Fit-to-Win initiatives or otherwise have insufficient cash, our ability to continue as a going concern would be jeopardized, and we would take the following actions:
•Shift focus to existing products and customers with significantly reduced investment in new product and commercial development efforts;
•Reduce or delay uncommitted capital expenditures, nonessential facilities and lab equipment, and information technology projects or liquidate certain of our assets;
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
•Introduce new consumer brands; and
•Continue other core activities.

Furthermore, any inability to scale-back operations as necessary, and any unexpected liquidity needs, could create pressure to implement more severe measures. Such measures could materially affect our ability to meet contractual requirements and increase the severity of the consequences described above. In addition, we are subject to market conditions on our ability to access our existing cash, cash equivalents and investments. For example, although we do not hold any cash or maintain any accounts at, nor do we have any other relationships with, Silicon Valley Bank or Signature Bank, on March 10, 2023 and March 12, 2023, respectively, the Federal Deposit Insurance Corporation took control and was appointed receiver of these banks, and if other banks and financial institutions enter receivership or become insolvent in the future in response to financial conditions affecting the banking system and financial markets, our ability to access our existing cash, cash equivalents and investments may be threatened, which could have a material adverse effect on our business and financial condition.

We have incurred substantial debt, which could impair our flexibility and access to capital and adversely affect our financial position, and our business would be materially adversely affected if we are unable to service our debt obligations.

In November 2021, we sold $690.0 million aggregate convertible senior notes due 2026 (2026 Convertible Senior Notes). During 2022, we issued $181.7 million aggregate of principal amount of additional promissory notes pursuant to senior secured credit facilities with Foris and DSM. As of December 31, 2022, the principal amounts due under our debt instruments (including the 2026 Convertible Senior Notes and related party debt) totaled $923.0 million, of which $128.7 million is classified as current. We may incur additional indebtedness from time to time to finance working capital, research and product development efforts, strategic acquisitions, investments and partnerships, capital expenditures, including funding the completion of our new manufacturing facilities in Brazil, or other general corporate purposes, subject to the restrictions contained in our debt agreements.

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

Our existing secured financing arrangements provides our lenders with liens on substantially all of our assets, including our intellectual property, and contain financial covenants and other restrictions on our actions, which may restrict our ability to pursue certain transactions and operate our business.

We have granted liens on substantially all of our assets, including our intellectual property, as collateral in connection with senior secured credit facilities with Foris and liens on certain remaining assets in connection with a secured credit facility with DSM. In connection with such credit facilities, we have agreed to financial covenants and other covenants that materially limit our ability to take certain actions, including, among other things, our ability to pay dividends, make certain investments, incur additional indebtedness, undertake certain mergers and consolidations, and encumber and dispose of assets (see Note 4, “Debt” in Part II, Item 8 of this Annual Report on Form 10-K). The credit facilities contain customary events of default, including failure to pay amounts due, breaches of covenants and warranties, material adverse effect events, certain cross defaults and judgements, and insolvency. A failure to comply with the covenants and other provisions of our debt instruments, including any failure to make a payment when required, would generally result in payment penalties or events of default under such credit facilities, which could trigger acceleration of such indebtedness and result in a material adverse effect on our business. If such indebtedness were to be accelerated, it could trigger an event of default under our other outstanding indebtedness, permitting acceleration of a substantial portion of our indebtedness. We have in the past had certain of our debt instruments accelerated for failure to make a payment when due. Any required repayment of our indebtedness as a result of acceleration or otherwise would lower our current cash on hand such that we would not have those funds available for use in our business or for payment of other outstanding indebtedness.

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

Our management has remediated this material weakness. We cannot, however, guarantee that additional material weaknesses or significant deficiencies in our internal controls will not be discovered or occur in the future. We experienced significant growth in 2022 and anticipate continuing this growth trajectory to continue throughout 2023 through business acquisitions, hiring of additional employees, expanding of our facilities and operating locations, and significantly increasing our manufacturing activity and service delivery capabilities in Brazil and Europe, all of which could impact our ability to accurately and timely record transactions, and could result in internal control failures that lead to material weaknesses or significant deficiencies. If these events occur, we may be unable to report our financial results accurately or on a timely basis, which could cause our reported financial results to be materially misstated and result in the loss of investor confidence and adversely affect the market price of our common stock and our ability to access the capital markets, and we could be subject to sanctions or investigations by the Nasdaq Stock Market (Nasdaq), the SEC or other regulatory authorities. See Part II, Item 9A “Controls and Procedures” of this Annual Report on Form 10-K for additional information.

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

We have incurred operating losses since our inception, and we expect to continue to incur losses and negative cash flows from operations for at least the next 12 months following the issuance of this Annual Report on Form 10-K. As of December 31, 2022, we had an accumulated deficit of $2.9 billion.

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

Furthermore, in recent years, we started to market and sell our consumer products directly to end-consumers in the clean beauty and personal care market. We have a portfolio of consumer brands in various stages of their growth trajectory. It is difficult to predict how successful our efforts will be in developing brand awareness through digital marketing and selling direct to consumer, and we may not achieve the product sales we expect to achieve on the timeline we anticipate, if at all. These factors have made it difficult to predict future revenues and have resulted in our revenues being below our previously announced guidance or analysts’ estimates. We continue to face these risks in the future, which may cause our stock price to decline.

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
•our ability to integrate businesses that we have acquired or may acquire in the future;
•our ability to successfully collaborate with joint venture partners;
•risks associated with the international aspects of our business; and
•changes in general economic, industry and market conditions, both domestically and in our foreign markets, including rising interest rates, taxes and inflation.

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

We currently incur material costs and expenses in the Brazilian real and may in the future incur additional expenses in foreign currencies and derive a portion of our revenues in the local currencies of customers throughout the world. As a result, our revenues and results of operations are subject to foreign exchange fluctuations, which we may not be able to manage successfully. During the past few decades, the Brazilian currency has faced frequent and substantial exchange rate fluctuations in relation to foreign currencies mostly because of political and economic conditions. There can be no assurance that the Brazilian real will not materially appreciate or depreciate against the U.S. dollar in the future. We also bear the risk that the rate of inflation in the foreign countries where we incur costs and expenses or the decline in value of the U.S. dollar compared to those foreign currencies will increase our costs as expressed in U.S. dollars. For example, future measures by the Central Bank of Brazil to control inflation, including interest rate adjustments, intervention in the foreign exchange market and actions to fix the value of the real, may weaken the U.S. dollar in Brazil. Whether in Brazil or elsewhere, we may not be able to adjust the prices of our products to offset the effects of inflation or foreign currency appreciation on our cost structure, which could increase our costs and reduce our net operating margins. If we do not successfully manage these risks through hedging, tax optimization or other mechanisms, our revenues and results of operations could be adversely affected.

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

In general, under Section 382 of the Internal Revenue Code (the Code), a corporation that undergoes an “ownership change,” as defined in the Code, is subject to limitations on its ability to utilize its pre-ownership change net operating loss carryforwards (NOLs) to offset future taxable income. During the two years ended December 31, 2019, changes in our share ownership resulted in significant reductions in our NOLs pursuant to Section 382 of the Code. Future changes in our stock ownership, some of which are outside of our control, could result in an ownership change under Section 382 of the Code; if that occurs, our ability to utilize NOLs could be further limited. Furthermore, our ability to utilize NOLs of companies that we may acquire in the future may be subject to limitations under Section 382 of the Code. For these reasons, we may not be able to utilize a material portion of our reported NOLs as of December 31, 2022, even if we attain profitability, which could adversely affect our cash flows and results of operations.

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

Our renewable chemical products may be subject to government regulation in our target markets. In the United States, the EPA administers the Toxic Substances Control Act (the TSCA), which regulates the commercial registration, distribution, and use of many chemicals. Before an entity can manufacture or distribute a new chemical subject to the TSCA, it must file a Pre-Manufacture Notice to add the chemical to a product. The EPA has 90 days to review the filing but may request additional data, which could significantly extend the timeline for approval. As a result, we may not receive EPA approval to list future molecules on the TSCA registry as expeditiously as we would like, resulting in delays or significant increases in testing requirements. A similar program exists in the European Union, called REACH. Under this program, chemicals imported or manufactured in the European Union in certain quantities must be registered with the European Chemicals Agency, and this process could cause delays or entail significant costs. To the extent that other countries in which we are producing or selling (or seeking to produce or sell) our products, such as Brazil and various countries in Asia, including South Korea, rely on TSCA or REACH (or are implementing similar laws and programs) for chemical registration or regulation in their jurisdictions, delays with the U.S. or European authorities, or any relevant authorities in such other countries, may delay entry into these markets as well. In addition, some of our Biofene-derived products are sold for the cosmetics market, and some countries may impose additional regulatory requirements or permits for such uses, which could impair, delay or prevent sales of our products in those markets. Also, certain of our current or proposed products in the Flavor & Fragrance, Clean Beauty & Personal Care and Health & Wellness markets, including Flavor & Fragrance ingredients, skincare ingredients and cosmetic actives, alternative sweeteners, dietary supplements and nutraceuticals, may be subject to the approval of and regulation by the FDA, the European Food Safety Authority, Brazil ANVISA authority, as well as similar agencies of states and foreign jurisdictions where these products are sold or proposed to be sold.

We expect to encounter regulations in most, if not all, of the countries in which we may seek to produce, import or sell our products (and our customers may encounter similar regulations in selling end-use products to consumers), and we cannot assure you that we (or our customers) will be able to obtain necessary approvals and third-party verifications in a timely manner or at all. If our products do not meet applicable regulatory requirements in a particular country, then we (or our customers) may not be able to commercialize our products in such country and our business will be adversely affected. In addition, any enforcement action taken by regulators against us or our products could cause us to suffer adverse publicity, which could harm our reputation and our relationship with our customers and vendors. Emerging biodiversity regulations in response to the global Nagoya Protocol may further complicate the regulatory product compliance process.

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

The markets where we sell our products are heavily influenced by foreign, federal, state and local government regulations and policies. Changes to existing or adoption of new foreign or domestic federal, state and local legislative initiatives that impact the production, distribution or sale of products may harm our business or new and existing data privacy regulations that could impact the ability of our consumer brands to leverage data to market and sell products. The uncertainty regarding future standards and policies, including developing regulation in the Clean Beauty industry and the data privacy landscape, may also affect our ability to develop our products or to license our technologies to third parties and to market and sell products to our end customers. Any inability to address these requirements and any regulatory or policy changes could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

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

Since 2019, we have been developing, producing and commercializing fermentation-derived cannabinoids, but our cannabinoid program is the subject of ongoing litigation. While we believe there are substantial business opportunities for us in this field, there can be no assurance that our activities will be successful, or that any research and development and product testing efforts will result in commercially saleable products, or that the market will accept or respond positively to our products. In addition, the market for cannabinoids is heavily regulated. Certain synthetic cannabinoids may be viewed as controlled substances under the federal Controlled Substances Act of 1970 (CSA), and may be subject to a high degree of regulation including, among other things, certain registration, licensing, manufacturing, security, record keeping, reporting, import, export, clinical and non-clinical studies, insurance and other requirements administered by the U.S. Drug Enforcement Administration (DEA) and/or the FDA.

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

Since 2020, we have been working with our partners, ImmunityBio and Access to Advanced Health Institute, to develop a next-generation COVID-19 vaccine. In late 2021, we launched a joint venture with ImmunityBio to accelerate the manufacturing and commercialization of the COVID-19 vaccine on a worldwide basis. In the United States, to obtain approval from the FDA to market any of our future drug, biologic, or vaccine products, we are required to submit a new drug application (NDA) or biologics license application (BLA) to the FDA. Ordinarily, the FDA requires a company to support an NDA or BLA with substantial evidence of the product candidate’s effectiveness, safety, purity and potency in treating the targeted indication based on data derived from adequate and well-controlled clinical trials, including Phase 3 trials conducted in patients with the disease or condition being targeted. Regulatory authorities in other jurisdictions around the world, such as the European Commission or the competent authorities of the European Union member states or other European countries, have similar requirements.

Our COVID-19 vaccine product candidate entered a Phase 1 human clinical trial in the first half of 2022. Upon successful completion of all required phases of clinical trials of our COVID-19 vaccine product candidate, we expect to seek regulatory approval in various jurisdictions for commercialization. If we are not successful in our clinical development, or if our clinical trials do not generate the data we expect, or if we are unable to obtain regulatory approval in a timely manner, or at all, for our COVID-19 vaccine product candidate, we may not be able to commercialize our COVID-19 vaccine according to our expected timeline, or at all, which would prevent us from receiving a return on our investments and could negatively impact our business and growth prospects.

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

Since 2020, given the global pandemic crisis, the COVID-19 vaccine development processes have been atypical and U.S. regulators have employed Emergency Use Authorization (EUA) procedures to enable access to COVID-19 vaccine in an accelerated manner. We cannot predict the timelines or revised regulatory processes that may be required for the authorization or approval of our COVID-19 vaccine or potential retraction of existing EUAs. In addition, our product candidates including our COVID-19 vaccine, and any other pharmaceutical products that we may develop or commercialize in the future, are subject to extensive FDA regulation and oversight, as well as oversight by other regulatory agencies in the United States and by comparable authorities in other countries. This includes, but is not limited to, laws and regulations governing product development, including testing, manufacturing, record keeping, storage and approval, as well as advertising and promotion. If we or any of our suppliers encounter manufacturing, quality or compliance difficulties with respect to any of our products, whether due to the evolving effects of the COVID-19 pandemic (including as a result of disruptions of global shipping and the transport of products) or otherwise, we may be unable to obtain or maintain regulatory approval or meet commercial demand for such products, which could adversely affect our business, financial condition, results of operations and growth prospects.

We may incur material costs to comply with environmental laws and regulations, and failure to comply with these laws and regulations could expose us to material liabilities.

We use intermediate substances, hazardous chemicals and biological materials in our business, and such materials are subject to a variety of federal, state and local laws and regulations governing the use, generation, manufacture, storage, handling and disposal of these materials in the United States, Brazil and the European Union. Although we have implemented safety procedures for handling and disposing of these materials and related waste products in an effort to comply with these laws and regulations, we cannot be sure that our safety measures and those of our contractors will prevent accidental injury or contamination from the use, storage, handling or disposal of hazardous materials. In the event of contamination or injury, we could be held liable for any resulting damages, and any liability could exceed our insurance coverage. There can be no assurance that violations of environmental, health and safety laws will not occur in the future as a result of human error, accident, equipment failure or other causes. Compliance with applicable environmental laws and regulations may be expensive, and the failure to comply with past, present, or future laws could result in the imposition of fines, real property contamination, third party property damage, product liability and personal injury claims, investigation and remediation costs, the suspension of production, or a cessation of operations, and our liability may exceed our total assets. Liability under environmental laws can be joint and several, without regard to comparative fault, and may be punitive in nature. Furthermore, environmental laws could become more stringent over time, imposing greater compliance costs and increasing risks and penalties associated with violations, which could impair our research, development or production efforts and otherwise harm our business.

Our proprietary rights may not adequately protect our technologies and product candidates.

Our commercial success will depend substantially on our ability to obtain patents and maintain adequate legal protection for our technologies and product candidates in the United States and other countries. As of December 31, 2022, we had 689 issued U.S. and foreign patents and 347 pending U.S. and foreign patent applications that were owned or co-owned by or licensed to us. We will be able to protect our proprietary rights from unauthorized use by third parties only to the extent that our proprietary technologies and future products are covered by valid and enforceable patents or are effectively maintained as trade secrets.

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

The design, development, formulation, production, and sale of our products, in particular those designed for human consumption, involve an inherent risk of product liability claims and the associated adverse publicity. Our products could be used by a wide variety of consumers with varying levels of sophistication. Although safety is a priority for us, we are not always in control of the final uses and formulations of the products we supply or their use as ingredients. Our products could have detrimental impacts or adverse impacts we cannot anticipate. Despite our efforts, negative publicity about the Company, including product safety or similar concerns, whether real or perceived, could occur, and our products could face withdrawal, recall or other quality issues. In addition, we may be named directly in product liability suits relating to our products, including, among other things, that our products include inadequate instructions for use or inadequate warnings concerning possible side effects and interactions with other substances, even for defects resulting from errors of our commercial partners, contract manufacturers, chemical finishers, customers or end users of our products. These claims could be brought by various parties, including customers who are purchasing products directly from us or other users who purchase products from our customers. We could also be named as co-parties in product liability suits that are brought against the contract manufacturers with whom we partner to produce our products. Insurance coverage is expensive, may be difficult to obtain and may not be available in the future on acceptable terms. Any insurance we do maintain may not provide adequate coverage against potential losses, and if claims or losses exceed our liability insurance coverage, our business would be adversely impacted. In addition, insurance coverage may become more expensive, which would harm our results of operations.

Nutritional supplement products may not be supported by conclusive clinical studies, and sales of our consumable products and ingredients including alternative sweeteners and nutraceuticals could be negatively impacted by adverse publicity associated with any assertions made about the safety or efficacy of such ingredients and products.

Certain consumer brands feature nutritional supplements that are made from vitamins, minerals, herbs, and other ingredients, all deemed safe for human consumption by the FDA. All of our products are tested for quality, safety and efficacy based on consumer feedback and third party inspections in a controlled laboratory environment. Although we believe that our products are safe when taken as directed, we have not yet performed or sponsored randomized, double-blinded placebo human clinical studies. Furthermore, because we are highly dependent on consumers' perception of the quality, safety and efficacy of our products, as well as similar products distributed by other companies, we could be adversely affected in the event that those products prove or are asserted to be ineffective or harmful to consumers or in the event of adverse publicity associated with any illness or other adverse effects resulting from consumers’ use or misuse of our products or similar products of our competitors. For example, on February 27, 2023, one new study was published relating to the cardiovascular risk associated with the sweetener ingredient, erythritol, which is in Purecane products. Erythritol has been classified as Generally Recognized as Safe in the United States since 2001 and consumed globally for many years; however, any such negative publicity around the potential health risks associated with an ingredient in our products could negatively impact consumer demand, customer satisfaction, and product sales, or expose us to potential legal claims.

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
•litigation or government investigations involving us or our general industry;
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

As of December 31, 2022, over 30% of our capital stock was beneficially owned by a limited number of stockholders, including Foris Ventures, LLC (Foris) and DSM. Furthermore, Foris and other insider stockholders hold some or a combination of convertible preferred stock, warrants and purchase rights, pursuant to which they may acquire additional shares of our common stock and thereby increase their ownership interest in the Company. Additionally, Foris is indirectly owned by John Doerr, one of our current directors, and DSM has one director on our Board of Directors pursuant to designation rights under its agreement with the Company. This significant concentration of share ownership may adversely affect the trading price of our common stock because investors often perceive disadvantages in owning stock in companies with stockholders with significant interests. Also, these stockholders, acting together, may be able to control or materially influence our management and affairs and matters requiring stockholder approval, including the election of directors and the approval of significant corporate transactions such as mergers, consolidations or the sale of all or substantially all of our assets, and may not act in the best interests of our other stockholders. Consequently, this concentration of ownership may have the effect of delaying or preventing a change of control or a change in our management or Board of Directors, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of the Company, even if such actions would benefit our other stockholders.

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

We have experienced, and expect to continue to experience, expansion of our business as we continue to make efforts to develop and bring our products to market. We have grown from approximately 300 employees at the time of our initial public offering in 2010 to 1,598 full-time employees at December 31, 2022. Our growth and diversified operations have placed, and may continue to place, material demands on our management and our operational and financial infrastructure, particularly with respect to integrating the business practices, operations, and personnel with those of any of our acquired businesses. In particular, continued growth could strain our ability to:
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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We lease our principal office and research and development facilities located in Emeryville, California. We hold a 49% ownership interest in a manufacturing facility located in Leland, North Carolina, lease a pilot plant and demonstration facility and related office and laboratory space located in Campinas, Brazil, are the majority owner of a precision fermentation facility located in Barra Bonita, Brazil, and are guarantor to a manufacturing facility lease in Reno, Nevada. In May 2022, we acquired Interfaces, a manufacturing facility subject to a lease in the State of Sao Paulo, Brazil. In 2022, we entered into certain leases in New York, Florida, and England that will be used as office and retail space for our consumer business and a financial shared service center. Our lease agreements expire at various dates through 2039.

We believe that our current facilities are suitable and adequate to meet our needs and that additional space will be available to accommodate the foreseeable expansion of our operations.

ITEM 3. LEGAL PROCEEDINGS

For a description of our significant pending legal proceedings, please see Note 9, Commitments and Contingencies of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information for Common Stock

Our common stock is traded on the NASDAQ Global Select Market under the symbol AMRS. At March 14, 2023, there were 166 common stockholders of record (not including beneficial holders of stock held in street names).

Dividend Policy

We have never declared or paid any cash dividend on our common stock. We do not expect to pay cash dividends in the foreseeable future.

Performance Graph

The following graph compares the cumulative total return on Amyris's common stock with the cumulative total return of the Vanguard Standard & Poor's (S&P) SmallCap 600 Index and the S&P 500 Index for the five-year period ended December 31, 2022. The graph assumes that the value of the investment in Amyris and in each index was $100 on December 31, 2017 and assumes that all dividends were reinvested.

COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN*
Among Amyris, Inc.,
the Russell 2000 Index and the Nasdaq Composite Index

$250
$200
$150
$100
$50
$—
12/31/2017
12/31/2018
12/31/2019
12/31/2020
12/31/2021
12/31/2022
Amyris, Inc.
Russell 2000
Nasdaq Composite

*$100 invested on 12/31/2017 in stock or index, including reinvestment of dividends.

	December 31, 2017	December 31, 2018	December 31, 2019	December 31, 2020	December 31, 2021	December 31, 2022
Amyris, Inc.	$100.00	$89.07	$82.40	$164.80	$144.27	$40.80
Russell 2000	$100.00	$87.82	$108.66	$128.61	$146.23	$114.70
Nasdaq Composite	$100.00	$96.12	$129.97	$186.69	$226.63	$151.61

Recent Sales of Unregistered Equity Securities and Use of Proceeds

For information regarding unregistered sales of our equity securities during the two years ended December 31, 2022, see the financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Securities Authorized for Issuance under Equity Compensation Plans

The following table shows certain information concerning our common stock reserved for issuance in connection with our 2005 Stock Option/Stock Issuance Plan, our 2010 Equity Incentive Plan, our 2020 Equity Incentive Plan, and our 2010 Employee Stock Purchase Plan, all as of December 31, 2022:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options	Number of securities to be issued upon vesting of outstanding restricted stock units	Number of securities remaining available for future issuance under equity compensation plans(1)(2)
Equity compensation plans approved by security holders	4,504,430	$6.72	16,897,826	45,285,559
Equity compensation plans not approved by security holders	—	—	—	—
Total	4,504,430	$6.72	16,897,826	45,285,559

(1)    Includes 41,855,461 shares reserved for future issuance under our 2020 Equity Incentive Plan and 3,430,098 shares reserved for future issuance under our 2010 Employee Stock Purchase Plan. No shares are reserved for future issuance under our 2005 Stock Option/Stock Issuance Plan other than shares issuable upon exercise of equity awards outstanding under such plan.

(2)    Effective January 1, 2023, the number of shares available for future issuance under our 2020 Equity Incentive Plan is expected to be increased by up to 18,237,263 shares pursuant to the automatic increase provision in the 2020 Equity Incentive Plan, and the number of shares available for future issuance under our 2010 Employee Stock Purchase Plan is expected to be increased by up to 3,637,452 shares, in each case pursuant to automatic increase provisions in the respective plans, as discussed in more detail below.

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

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a biotechnology company delivering sustainable, science-based ingredients and consumer products that are better than incumbent options for people and the planet. To accelerate the world’s transition to sustainable consumption, we create, manufacture, and commercialize consumer products and ingredients that reach more than 300 million consumers. The largest component of our revenue is derived from marketing and selling Clean Beauty, Personal Care, and Health & Wellness consumer products through our direct-to-consumer e-commerce platforms and a growing network of retail partners. Our proprietary sustainable ingredients are sold in bulk to industrial leaders who serve Flavor & Fragrance (F&F), Nutrition, Food & Beverage, and Clean Beauty & Personal Care end markets.

We began 2022 with eight consumer brands, Biossance® clean beauty skincare, JVNTM haircare, Rose Inc.TM clean color cosmetics, Pipette® clean baby skincare, Costa Brazil® luxury skincare, OLIKATM clean wellness, PurecaneTM zero-calorie sweetener, and Terasana® clean skincare. During 2022, we added MenoLabsTM, a brand focused on healthy living and menopause wellness, EcoFabulousTM clean beauty for Gen-Z consumers, and StripesTM (peri)menopausal wellness; and prepared to discontinue the Terasana business. In the first quarter of 2023, we launched 4U by TiaTM, a new clean haircare line exclusively available in Walmart.

The ingredients and consumer products we produce are powered by our unique, fermentation-based Lab-to-MarketTM technology platform. This technology platform creates a portfolio connection between our proprietary science and formulation expertise, our manufacturing capability at industrial scale, and our ability to commercialize sustainable products that give consumers the power to choose products that benefit the planet. Our technology platform offers advantages to traditional methods of sourcing similar ingredients (such as petrochemistry, unsustainable agricultural practices, and extraction from organisms). These advantages include but are not limited to renewable and ethical sourcing of raw materials, less resource-intensive production, minimal impact on sensitive ecosystems, enhanced purity and safety profile, less vulnerability to climate disruption, and improved supply chain resilience. We bring together biology and engineering to produce sustainable materials that are scarce or endangered in nature. We leverage state-of-the-art machine learning, robotics, and artificial intelligence, which enable our technology platform to rapidly bring new innovation to market. Our revenue is generated from consumer product sales, ingredient product sales, research and development collaboration programs and grants, and consumer marketing services.

Our state-of-the-art infrastructure includes industry-leading strain engineering and lab automation located in Emeryville, California; pilot-scale production facilities in Emeryville and Campinas, Brazil; a demonstration-scale facility in Campinas; commercial scale production facilities in Leland, North Carolina and the State of Sao Paolo, Brazil. While a wide variety of feedstocks for production exists, we source Brazilian sugarcane for our large-scale production because of its supply resilience, renewability, low cost, and relative price stability. As of December 31, 2022, we have commissioned three lines of our new purpose-built, large-scale precision fermentation facility in Brazil, which we anticipate will accommodate the manufacturing of up to five products concurrently. We expect to commission the remaining lines in 2023. Pending full commissioning of the new facility, we continue to manufacture our products at manufacturing sites, some of which are third party, in Brazil, the United States, and Europe.

The results of operations for the years ended December 31, 2022, 2021, and 2020 reflected impacts of the COVID-19 pandemic, as well as the ongoing conflict in Ukraine. At the onset of the pandemic, we saw a shift in consumer behavior from purchasing in brick and mortar retail stores to online shopping. These events have also caused delays and increased costs within our supply chain, particularly related to inbound freight, packaging and componentry and other input costs. Inflationary pressures, rising interest rates, and risk of recession inherently result in uncertainty in business trends and consumer behavior. Although we are not currently seeing meaningful signs of a slowdown in consumer demand for our products, we are closely monitoring economic conditions.

Critical Accounting Policies and Estimates

Management's discussion and analysis of results of operations and financial condition are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. (U.S. GAAP). We believe that the critical accounting policies described in this section are those that significantly impact our financial condition and results of operations and require the most subjective or complex judgements, often as a result of the need to make estimates about the effects of matters that are inherently uncertain. Because of this uncertainty, actual results may vary from these estimates.

Our most critical accounting estimates include:
•Revenue recognition, including arrangements with multiple performance obligations;
•Valuation and allocation of fair value to elements of complex related party transactions;
•Valuation of freestanding and embedded derivatives, which impacts gains or losses on such derivatives, the carrying value of debt, interest expense, and deemed dividends;
•Valuation of debt for which we have elected fair value accounting; and
•Valuation of goodwill, intangible assets, and contingent consideration payables, which are generated through business acquisitions.

A summary of our significant accounting policies is contained in Note 1 of Notes to Consolidated Financial Statements. This listing is not intended to be a comprehensive list of all of our accounting policies.

Results of Operations

Revenue

Years Ended December 31, (In thousands)	2022	2021	Change
Revenue:
Renewable products	$222,323	$149,703	49%
Licenses and royalties	32,434	173,812	(81)%
Collaborations, grants and other	15,090	18,302	(18)%
Total revenue	$269,847	$341,817	(21)%

Total revenue was $269.6 million in 2022 compared to $341.8 million in 2021. Revenue in 2022 decreased by 21% primarily due to a large license revenue transaction in 2021 that did not repeat in 2022, offset in part by continued double-digit growth in renewable products.

Renewable products revenue increased by 49% to $222.3 million in 2022, due to an $84.9 million (92%) increase in consumer products revenue partially offset by a $12.3 million (21%) decrease in ingredients revenue.

Licenses and royalties revenue decreased by 81% to $32.4 million in 2022, primarily due to a $149.6 million license in 2021 of intellectual property for our flavors and fragrances molecules, the sale of certain farnesene technology to DSM, and $10.0 million of license revenue from the licensing of RebM related intellectual property to PureCircle.

Collaborations, grants, and other revenue decreased by 18% to $15.1 million in 2022, mainly due to decreased collaboration revenue from DSM.

Cost and Operating Expenses

Years Ended December 31, (In thousands)	2022	2021	Change
Cost of products sold	$258,668	$155,139	67%
Research and development	110,215	94,289	17%
Sales, general and administrative	493,629	257,811	91%
Change in fair value of acquisition-related contingent consideration	(24,874)	—	nm
Restructuring	1,192	—	—%
Impairment	—	12,204	(100)%
Total cost and operating expenses	$838,830	$519,443	61%
______________
"nm" indicates not meaningful

Cost of Products Sold

Cost of products sold increased by 67% to $258.7 million in 2022, due to a corresponding 49% increase in renewable products revenue, coupled with an increase in manufacturing input costs for our ingredients products as well as increased freight and logistics costs for our consumer products business.

Research and Development Expenses

Research and development expenses increased by 17% to $110.2 million in 2022, primarily due to an increase in employee compensation.

Sales, General, and Administrative Expenses

Sales, general, and administrative expenses increased by 91% to $493.6 million in 2022, primarily due to increased sales and marketing expense and employee compensation related to our consumer brands.

Change in Fair Value of Acquisition-Related Contingent Consideration

The Company established earnout liabilities for certain of its acquisitions that are contingent upon the achievement of certain financial and other metrics over multiple years. These liabilities are remeasured quarterly based upon actual results to date and projections for future periods. In fiscal year 2022, the Company reduced the related liabilities by $24.9 million.

Restructuring

In the fourth quarter of 2022, the Company committed to its "Fit-to-Win" strategy, which is a company-wide initiative with a goal of delivering $150.0 million of benefit in fiscal year 2023. This program will include price increases on selective ingredients and consumer products, production and shipping cost reductions, and reductions within SG&A related to shipping and fulfillment, paid media, and workforce right-sizing. During 2022, the Company recognized restructuring expense of $1.2 million related to employee severance.

Impairment
Impairment expense was $0 in 2022 and $12.2 million in 2021. In 2021, we impaired the remaining $12.2 million asset related to manufacturing capacity fees paid to DSM for the production of RebM at DSM's Brotas, Brazil facility. Due to the 2022 commissioning of our new fermentation facility in Barra Bonita, Brazil, we determined RebM would not be manufactured at the DSM facility in 2022 and concluded that the asset was no longer recoverable.

Other Income (Expense), Net

Years Ended December 31, (In thousands)	2022	2021	Change
Interest expense	$(24,733)	$(25,605)	(3)%
Gain (loss) from change in fair value of derivative instruments	3,905	1,453	169%
Gain (loss) from change in fair value of debt	53,400	(38,649)	(238)%
Loss upon extinguishment of debt	—	(32,464)	(100)%
Other (expense) income, net	(2,214)	580	(482)%
Total other income (expense), net	$30,358	$(94,685)	(132)%

Total other income, net, was $30.4 million in 2022, compared to other expense, net, of $94.7 million in 2021. The $125.0 million change was primarily comprised of a $92.0 million decrease in loss from change in fair value of debt and a $32.5 million decrease in loss upon extinguishment of debt.

Interest expense decreased slightly to $24.7 million in 2022 compared to $25.6 million in 2021 as the weighted average debt balance was similar year over year.

The increase in gain in fair value of derivative instruments was due to the decrease in our stock price during 2022.

The change from a loss to a gain in fair value of debt was due to the decrease in our stock price during 2022.

The loss upon extinguishment of debt for the year ended December 31, 2021 was primarily due to a $28.9 million loss in connection with exchange of the Schottenfeld notes into common stock, and early payment penalties in connection with the repayment in full of certain other debt instruments. There was no extinguishment of debt in fiscal year 2022.

Income Taxes

For the year ended December 31, 2022, we recorded an income tax benefit of $2.7 million due to losses in our foreign affiliates and an income tax benefit from an acquisition. For the year ended December 31, 2021, we recorded an income tax benefit of $8.1 million related to the reversal of an uncertain tax position for which the statute of limitations had expired.

Liquidity and Capital Resources

Years Ended December 31, (In thousands)	2022	2021
Net cash (used in) provided by:
Operating activities	$(525,894)	$(181,333)
Investing activities	(123,707)	(64,098)
Financing activities	231,413	701,962
Effect of exchange rate changes on cash, cash equivalents and restricted cash	474	359
Net (decrease) increase in cash, cash equivalents and restricted cash	$(417,714)	$456,890

Liquidity

We have incurred operating losses since our inception, and we expect to continue to incur losses and negative cash flows from operations in 2023. As of December 31, 2022, we had working capital of $80.8 million, an accumulated deficit of $2.9 billion, and unrestricted cash and cash equivalents of $64.4 million. As of December 31, 2022, the principal amounts due under our debt instruments totaled $923.0 million, of which $128.7 million is classified as current. However, $50.0 million of the $128.7 million of current principal due is related party debt that is convertible into shares of the Company’s common stock at $3.00 per share. The maturity date of this debt is July 1, 2023.

Our operating plan for 2023 contemplates a significant reduction in net operating cash outflows as compared to the year ended December 31, 2022, resulting from (1) revenue growth from sales of existing and new products with positive gross margins and expansion outside the United States; (2) reduced production costs as a result of technical developments and transitioning to the new manufacturing facility in the last half of 2022 and remaining transition in 2023; and (3) an increase in cash inflows from milestone royalties under the DSM and Ingredion license agreements.

Management currently believes that the Company's cash position combined with cash generated from operations, expected earnout payments along with planned price increases, operating expense reduction, portfolio decisions, debt, and, importantly, the successful completion of the Givaudan transaction described in Note 16, Subsequent Events, to the Consolidated Financial Statements, alleviates substantial doubt about the Company's ability to continue as a going concern for the next 12 months.

Cash Flows during the Years Ended December 31, 2022 and 2021

Cash Flows from Operating Activities

Our primary uses of cash from operating activities are for personnel costs and costs related to the production and sale of our products, offset by cash received from sales to customers.

For the year ended December 31, 2022, net cash used in operating activities was $525.9 million, which was primarily comprised of our $543.4 million net loss, partially offset by a decrease of $9.6 million in cash used for working capital and an increase of $7.9 million of non-cash add-backs. Non-cash activity was primarily comprised of a $53.4 million gain from change in fair value of debt and $48.7 million of stock-based compensation expense. The decrease in cash used for working capital was primarily comprised of a $16.6 million increase in prepaid expenses and other assets and a $35.0 million increase in inventories, partially offset by a $114.5 million increase in accounts payable.

For the year ended December 31, 2021, net cash used in operating activities was $181.3 million, which was primarily comprised of our $271.8 million net loss and an increase in cash used for working capital of $44.9 million, partially offset by $135.4 million of non-cash add-backs. Non-cash add-backs were primarily comprised of a $38.6 million loss from change in fair value of debt, $33.4 million of stock-based compensation expense, and a $29.3 million non-cash loss upon extinguishment of debt. The increase in cash used for working capital was primarily comprised of a $36.3 million increase in prepaid expenses and other assets and a $32.2 million increase in inventories, partly offset by a $37.4 million increase in accounts payable.

Cash Flows from Investing Activities

For the year ended December 31, 2022, net cash used in investing activities was $123.7 million comprised of $105.9 million of property, plant and equipment purchases, and $17.8 million of cash used in acquisitions.

For the year ended December 31, 2021, net cash provided by investing activities was $64.1 million comprised of $45.6 million of property, plant, and equipment purchases, and $18.5 million of cash used in acquisitions.

Cash Flows from Financing Activities

For the year ended December 31, 2022, net cash provided by financing activities was $231.4 million, primarily comprised of $175.9 million from the issuance of debt and $56.4 million of proceeds from the issuance of common stock, partially offset by $0.8 million of debt principal payments.

For the year ended December 31, 2021, net cash provided by financing activities was $702.0 million, primarily comprised of $190.3 million of proceeds from the issuance of common stock and $671.0 million from the issuance of debt, partially offset by $77.0 million of principal payments on debt and $4.1 million of principal payments on financing leases.

Contractual Obligations

The following is a summary of our contractual obligations as of December 31, 2022, representing our non-discretionary cash payments for the period:

Payable by Year Ended December 31, (In thousands)	Total	2023	2024	2025	2026	2027	Thereafter
Principal payments on debt	$929,046	$133,235	$80,811	$25,000	$690,000	$—	$—
Interest payments on debt	69,187	31,064	14,988	12,756	10,379	—	—
Operating leases	323,963	14,705	23,767	24,120	23,466	23,849	214,056
Construction costs in connection with new production facility	8,133	8,133	—	—	—	—	—
Financing leases	80	22	21	21	16	—	—
Contract termination fees	1,369	1,369	—	—	—	—	—
Total	$1,331,778	$188,528	$119,587	$61,897	$723,861	$23,849	$214,056

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The market risk inherent in our market risk sensitive instruments and positions is the potential loss arising from adverse changes in the price of our common stock, foreign currency exchange rates, interest rates, and commodity prices.

Amyris Common Stock Price Risk

We are exposed to potential losses related to the price of our common stock. At each balance sheet date, the fair value of our derivative liabilities and certain of our outstanding debt instruments, for which we have elected fair value accounting, is remeasured using current fair value inputs, one of which is the price of our common stock.

During any particular period, if the price of our common stock increases, there will likely be increases in the fair value of our derivative liabilities and our debt instrument, for which we have elected fair value accounting. Such increases in fair value will result in losses in our consolidated statements of operations from change in fair value of derivative instruments and from change in fair value of debt. Conversely, a decrease in the price of our stock during any particular period will likely result in gains in relation to these derivative and debt instruments. Given the current and historical volatility of our common stock price, any changes period-over-period have, and could in the future, result in a significant change in the fair value of our derivative liabilities and convertible debt instruments and significantly impact our net income during the period of change.

Foreign Currency Exchange Risk

Most of our sales contracts are denominated in U.S. dollars, and therefore our revenues are not currently subject to significant foreign currency risk.

The functional currency of our consolidated Brazilian subsidiary is the Brazilian Real. We do not use currency exchange contracts as hedges against our investment in that subsidiary.

Our permanent investment in Brazil was $232.7 million as of December 31, 2022 and $133.9 million as of December 31, 2021, using the exchange rate at each date. A hypothetical 10% adverse change in Brazilian Real exchange rates would have had an adverse impact to Other Comprehensive Loss of $23.3 million as of December 31, 2022 and $13.4 million as of December 31, 2021.

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

As of December 31, 2022, all of our outstanding debt was in fixed rate instruments. As a result, changes in interest rates would not affect interest expense and payments in relation to our debt.

Commodity Price Risk

Our primary exposure to market risk for changes in commodity prices relates to the procurement of products from contract manufacturers and other suppliers whose prices are affected by the price of sugar feedstocks. Our suppliers manage exposure to this risk primarily through the use of feedstock pricing agreements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

AMYRIS, INC.

Report of Independent Registered Public Accounting Firm (PCAOB Number 324)

To the Board of Directors and Stockholders of Amyris, Inc.

Opinion on the Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying balance sheets of Amyris, Inc. and subsidiaries (the “Company”) as of December 31, 2022 and 2021, and the related statements of operations, comprehensive loss, stockholders’ equity (deficit) and mezzanine equity, and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). We also have audited Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in 2013 Internal Control—Integrated Framework issued by the COSO.

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

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that responds to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an

Macias Gini & O’Connell LLP    www.mgocpa.com
60 South Market Street, Suite 1500
San Jose, CA 95113

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

Valuation of revenue recognition

Critical Audit Matter Description

As described in Notes 1 and 10, The Company recognizes revenue from the sale of renewable products, licenses and royalties from intellectual property, and grants and collaborative research and development services. Contracts with customers may contain multiple performance obligations and may contain up-front license fees, research and development services, contingent milestone payments upon achievement of contractual criteria, and royalty fees based on licensees’ product revenue or usage. The Company makes significant judgments in determining revenue recognition for customer contracts.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to management’s conclusion on revenue recognition, include the following, among others:
•Performed substantive disaggregated analytical procedures.
•Obtained an understanding of how management developed estimate of return reserves.
•Reviewed and tested management’s process, including:

•Tested data used in forming assumptions
•Evaluated assumptions
•Analyzed historical data
•Developed independent expectation of estimate to corroborate reasonableness of estimate of return reserves.
•Performed substantive analytical procedures relating to revenue using disaggregated data.
•Examined sample of revenue contracts, supply contracts with customers, and other source documents to test management’s identification of significant terms for completeness, including the identification of distinct performance obligations and variable consideration, within the context of the five-step model prescribed by ASC 606.
•Performed sales and inventory cutoff procedures.
•Tested relevant controls to determine whether controls are suitably designed, placed in operation, and operating effectively.

Valuation of goodwill

Critical Audit Matter Description

As discussed in Note 1 to the consolidated financial statements, goodwill is assessed annually for impairment during the fourth quarter, or more frequently if an event occurs or circumstances change that would indicate that it is more likely than not that the fair value of a reporting unit has declined below its carrying value. As a result of the annual impairment test, the Company determined no impairment of goodwill impairment has occurred during the period presented in the consolidated financial statements.

Auditing the Company’s quantitative impairment test for goodwill was especially complex and judgmental due to the significant estimation required in determining the fair value of the reporting unit. In particular, the fair value estimate was sensitive to the significant assumptions that require judgment including the amount and timing of expected future cash flows and the related discount rate. These assumptions are affected by such factors as expected future market or economic conditions and clinical trial and regulatory events.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to management’s conclusion on the valuation of acquisitions, included the following, among others:
•Tested relevant controls to determine whether controls are suitably designed, placed in operation, and operating effectively.
•With the assistance of fair value specialists, evaluated the reasonableness of the (1) valuation methodology and (2) discount rate, including testing the source information underlying the determination of the discount rate, tested the mathematical accuracy of the calculation, and developed a range of independent estimates and comparing those to the discount rate selected by management.
•Evaluated management’s ability to accurately forecast future revenue and cash flows by comparing prior year forecasts to actual results in the respective years.
•Evaluated the reasonableness of management’s current revenue and cash flow forecasts by comparing such forecasts to historical results and to forecasted information included in Company press releases as well as in analyst and industry reports of the Company and companies in its peer group.
•Performed sensitivity analyses of significant assumptions to evaluate the change in the fair values of the reporting unit that would result from changes in the assumptions.

/s/ Macias Gini & O'Connell LLP
We have served as the Company's auditor since 2019
San Jose, California
March 16, 2023

AMYRIS, INC.
CONSOLIDATED BALANCE SHEETS

December 31, (In thousands, except shares and per share amounts)	2022	2021
Assets
Current assets:
Cash and cash equivalents	$64,437	$483,462
Restricted cash	71	199
Accounts receivable, net of allowance of $995 and $945	45,775	37,074
Accounts receivable - related party, net of allowance of $0 and $0	6,608	5,667
Contract assets	806	4,227
Contract assets - related party	36,638	—
Inventories	111,880	75,070
Prepaid expenses and other current assets	40,146	33,513
Total current assets	306,361	639,212
Property, plant and equipment, net	182,224	72,835
Restricted cash, noncurrent	6,090	4,651
Recoverable taxes from Brazilian government entities	29,472	16,740
Right-of-use assets under financing leases, net	152	7,342
Right-of-use assets under operating leases, net	97,216	32,428
Goodwill	142,575	131,259
Intangible assets, net	46,938	39,265
Other assets	13,904	10,566
Total assets	$824,932	$954,298
Liabilities, Mezzanine Equity and Stockholders' Equity (Deficit)
Current liabilities:
Accounts payable	$190,486	$79,666
Accrued and other current liabilities	73,565	71,457
Financing lease liabilities	13	140
Operating lease liabilities	2,255	7,689
Contract liabilities	26	2,530
Debt, current portion	1,916	896
Related party debt, current portion (includes instrument measured at fair value of $54,026 and $107,427)	118,886	107,427
Total current liabilities	387,147	269,805
Long-term debt, net of current portion	674,891	309,061
Related party debt, net of current portion (includes instrument measured at fair value of $0 and $0)	97,350	—
Financing lease liabilities, net of current portion	48	61
Operating lease liabilities, net of current portion	86,195	19,829
Derivative liabilities	5,403	7,062
Acquisition-related contingent consideration	34,555	64,762
Other noncurrent liabilities	7,053	4,510
Total liabilities	1,292,642	675,090
Commitments and contingencies
Mezzanine equity:
Contingently redeemable common stock	5,000	5,000
Contingently redeemable noncontrolling interest	28,892	28,520
Stockholders’ equity (deficit):
Preferred stock - $0.0001 par value, 5,000,000 shares authorized as of December 31, 2022 and 2021; 0 shares issued and outstanding as of December 31, 2022 and 2021	—	—
Common stock - $0.0001 par value, 550,000,000 and 450,000,000 shares authorized as of December 31, 2022 and 2021; 364,745,266 and 308,899,906 shares issued and outstanding as of December 31, 2022 and 2021	36	31
Additional paid-in capital	2,455,567	2,656,838
Accumulated other comprehensive loss	(64,114)	(52,769)
Accumulated deficit	(2,880,178)	(2,357,661)
Total Amyris, Inc. stockholders' (deficit) equity	(488,689)	246,439
Noncontrolling interest	(12,913)	(751)
Total stockholders' (deficit) equity	(501,602)	245,688
Total liabilities, mezzanine equity and stockholders' (deficit) equity	$824,932	$954,298

See notes to consolidated financial statements.

AMYRIS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended December 31, (In thousands, except shares and per share amounts)	2022	2021	2020
Revenue:
Renewable products (includes related party revenue of $18,172, $19,162 and $986)	$222,323	$149,703	$104,338
Licenses and royalties, net (includes related party revenue of $31,781, $149,612 and $43,750)	32,434	173,812	50,991
Collaborations, grants and other (includes related party revenue of $3,994, $6,000 and $7,018)	15,090	18,302	17,808
Total revenue (includes related party revenue of $53,947, $174,774 and $51,754)	269,847	341,817	173,137
Cost and operating expenses:
Cost of products sold	258,668	155,139	87,812
Research and development	110,215	94,289	71,676
Sales, general and administrative	493,629	257,811	137,071
Change in fair value of acquisition-related contingent consideration	(24,874)	—	—
Restructuring	1,192	—	—
Impairment	—	12,204	—
Total cost and operating expenses	838,830	519,443	296,559
Loss from operations	(568,983)	(177,626)	(123,422)
Other income (expense):
Interest expense	(24,733)	(25,605)	(47,951)
Gain (loss) from change in fair value of derivative instruments	3,905	1,453	(11,362)
Gain (loss) from change in fair value of debt	53,400	(38,649)	(89,827)
Loss upon extinguishment of debt	—	(32,464)	(51,954)
Other (expense) income, net	(2,214)	580	666
Total other income (expense), net	30,358	(94,685)	(200,428)
Loss before income taxes and loss from investment in affiliates	(538,625)	(272,311)	(323,850)
Benefit from (provision for) income taxes	2,697	8,114	(293)
Loss from investment in affiliates	(7,443)	(7,595)	(2,731)
Net loss	(543,371)	(271,792)	(326,874)
Loss (income) attributable to noncontrolling interest	14,861	823	(4,165)
Net loss attributable to Amyris, Inc.	(528,510)	(270,969)	(331,039)
Less: deemed dividend to preferred stockholders upon conversion of Series E preferred stock	—	—	(67,151)
Add: loss allocated to participating securities	—	507	15,879
Net loss attributable to Amyris, Inc. common stockholders	$(528,510)	$(270,462)	$(382,311)

Weighted-average shares of common stock outstanding used in computing net loss per share of common stock, basic	320,752,600	292,343,431	203,598,673
Basic loss per share	$(1.65)	$(0.93)	$(1.88)

Weighted-average shares of common stock outstanding used in computing net loss per share of common stock, diluted	339,333,994	292,667,631	203,598,673
Diluted loss per share	$(1.69)	$(0.97)	$(1.88)

See notes to consolidated financial statements.

AMYRIS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

Years Ended December 31, (In thousands)	2022	2021	2020
Comprehensive loss:
Net loss	$(543,371)	$(271,792)	$(326,874)
Foreign currency translation adjustment	(11,345)	(5,394)	(3,571)
Total comprehensive loss	$(554,716)	$(277,186)	$(330,445)
Loss (income) attributable to noncontrolling interest	14,861	823	(4,165)
Comprehensive loss attributable to Amyris, Inc.	$(539,855)	$(276,363)	$(334,610)

See notes to consolidated financial statements.

AMYRIS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) AND MEZZANINE EQUITY

	Preferred Stock		Common Stock
(In thousands, except number of shares)	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Loss		Accumulated Deficit	Noncontrolling Interest	Total Stockholders' Equity (Deficit)	Mezzanine Equity - Common Stock	Mezzanine Equity - Contingently Redeemable Noncontrolling Interest
Balance as of December 31, 2019	8,280	$—	117,742,677	$12	$1,543,668	$(43,804)		$(1,755,653)	$609	$(255,168)	$5,000	$—
Issuance of preferred and common stock in private placements, net of issuance costs	72,156	—	36,098,894	3	170,034	—		—	—	170,037	—	—
Issuance of common stock upon exercise of warrants - related party	—	—	29,165,166	2	83,113	—		—	—	83,115	—	—
Issuance of preferred and common stock in private placements - related party, net of issuance costs	30,000	—	10,505,652	1	57,188	—		—	—	57,189	—	—
Issuance of common stock and warrants upon conversion of debt principal and accrued interest	—	—	6,337,594	1	21,259	—		—	—	21,260	—	—
Issuance of common stock upon conversion of debt principal and accrued interest, and extinguishment of related derivative liability	—	—	3,246,489	—	15,778	—		—	—	15,778	—	—
Issuance of common stock right warrant - related party	—	—	5,226,481	1	8,903	—		—	—	8,904	—	—
Issuance of common stock upon exercise of warrants	—	—	1,343,675	—	3,476	—		—	—	3,476	—	—
Issuance of common stock upon ESPP purchase	—	—	357,655	—	843	—		—	—	843	—	—
Issuance of common stock upon exercise of stock options	—	—	11,061	—	46	—		—	—	46	—	—
Issuance of common stock upon automatic conversion of Series E preferred stock	(102,156)	—	34,052,084	4	(4)	—		—	—	—	—	—
Issuance of common stock and payment of minimum employee taxes withheld upon net share settlement of restricted stock	—	—	2,227,654	—	(404)	—		—	—	(404)	—	—
Beneficial conversion feature related to issuance of Series E preferred stock	—	—	—	—	67,151	—		—	—	67,151	—	—
Deemed dividend upon conversion of Series E preferred stock into common stock	—	—	—	—	(67,151)	—		—	—	(67,151)	—	—
Exercise of common stock rights warrant - related party	—	—	—	—	15,000	—		—	—	15,000	—	—
Extinguishment of liability warrants to equity	—	—	—	—	11,750	—		—	—	11,750	—	—
Fair value of pre-delivery shares released to holder in connection with previous debt issuance	—	—	—	—	10,478	—		—	—	10,478	—	—
Modification of previously issued common stock warrants	—	—	—	—	2,353	—		—	—	2,353	—	—
Stock-based compensation	—	—	—	—	13,743	—		—	—	13,743	—	—
Return of pre-delivery shares previously issued to lenders	—	—	(1,363,636)	—	—	—		—	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	(3,571)		—	—	(3,571)	—	—
Net loss	—	—	—	—	—	—		(331,039)	4,165	(326,874)	—	—
Balance as of December 31, 2020	8,280	$—	244,951,446	$24	$1,957,224	$(47,375)	$—	$(2,086,692)	$4,774	$(172,045)	$5,000	$—
Value of cash conversion feature in connection with issuance of convertible senior note	—	—	—	—	367,974	—		—	—	367,974	—	—
Issuance of common stock and payment of minimum employee taxes withheld upon net share settlement of restricted stock	—	—	3,073,652	—	(1,482)	—		—	—	(1,482)	—	—
Issuance of common stock as purchase consideration in business combinations	—	—	3,806,263	—	54,379	—		—	—	54,379	—	—
Issuance of common stock in public offering	—	—	8,805,345	1	130,792	—		—	—	130,793	—	—
Issuance of common stock upon conversion of debt principal	—	—	2,862,772	1	38,632	—		—	—	38,633	—	—
Issuance of common stock upon conversion of debt principal, net of return of 2,600,000 pre-delivery shares returned to Amyris	—	—	5,827,164	1	110,574	—		—	—	110,575	—	—
Issuance of common stock upon conversion of preferred stock	(8,280)	—	1,943,659	—	—	—		—	—	—	—	—
Issuance of common stock upon ESPP purchase	—	—	290,063	—	1,171	—		—	—	1,171	—	—
Issuance of common stock upon exercise of stock options	—	—	636,930	—	3,295	—		—	—	3,295	—	—
Issuance of common stock upon exercise of warrants	—	—	20,809,472	2	45,642	—		—	—	45,644	—	—
Issuance of common stock upon exercise of warrants - related party	—	—	15,893,140	2	10,838	—		—	—	10,840	—	—

	Preferred Stock		Common Stock
(In thousands, except number of shares)	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Noncontrolling Interest	Total Stockholders' Equity (Deficit)	Mezzanine Equity - Common Stock	Mezzanine Equity - Contingently Redeemable Noncontrolling Interest
Issuance of contingently redeemable noncontrolling interest	—	—	—	—	(14,520)	—	—	—	(14,520)	—	28,520
Premium paid for convertible note hedge call option	—	—	—	—	(81,075)	—	—	—	(81,075)	—	—
Stock-based compensation	—	—	—	—	33,394	—	—	—	33,394	—	—
Foreign currency translation adjustment	—	—	—	—	—	(5,394)	—	—	(5,394)	—	—
Distribution to noncontrolling interest	—	—	—	—	—	—	—	(4,702)	(4,702)	—	—
Net loss	—	—	—	—	—	—	(270,969)	(823)	(271,792)	—	—
Balance as of December 31, 2021	—	$—	308,899,906	$31	$2,656,838	$(52,769)	$(2,357,661)	$(751)	$245,688	$5,000	$28,520
Cumulative effect of change in accounting principle for ASU 2020-06 (see "Significant Accounting Policies" in Note 1)	—	—	—	—	(367,974)	—	5,993	—	(361,981)	—	—
Acquisitions	—	—	—	—	—	—	—	155	155	—	2,917
Issuance of common stock, including payment of minimum employee taxes withheld, upon net share settlement of restricted stock	—	—	3,750,253	—	(19)	—	—	—	(19)	—	—
Issuance of common stock as consideration for services purchased	—	—	2,790,698	1	5,134	—	—	—	5,135	—	—
Issuance of common stock as purchase consideration for equity securities	—	—	2,583,247	—	7,893	—	—	—	7,893	—	—
Issuance of common stock as purchase consideration in business combinations	—	—	9,079,112	1	39,278	—	—	—	39,279	—	—
Issuance of common stock in lieu of cash compensation to non-employee directors	—	—	—	—	279	—	—	—	279	—	—
Issuance of common stock and warrants in private placement, net of issuance costs - related party	—	—	13,333,334	1	19,999	—	—	—	20,000	—	—
Issuance of common stock and warrants in registered direct offering, net of issuance costs	—	—	20,000,000	2	27,832	—	—	—	27,834	—	—
Issuance of common stock upon ESPP purchase	—	—	722,909	—	1,412	—	—	—	1,412	—	—
Issuance of common stock upon exercise of stock options	—	—	36,021	—	103	—	—	—	103	—	—
Issuance of common stock upon exercise of warrants	—	—	3,549,786	—	9,748	—	—	—	9,748	—	—
Issuance of warrants in connection with related party debt issuance	—	—	—	—	5,833	—	—	—	5,833	—	—
Proceeds from extension of warrants	—	—	—	—	500	—	—	—	500	—	—
Stock-based compensation	—	—	—	—	48,711	—	—	—	48,711	—	—
Foreign currency translation adjustment	—	—	—	—	—	(11,345)	—	—	(11,345)	—	—
Net loss	—	—	—	—	—	—	(528,510)	(12,317)	(540,827)	—	(2,545)
Balance as of December 31, 2022	—	$—	364,745,266	$36	$2,455,567	$(64,114)	$(2,880,178)	$(12,913)	$(501,602)	$5,000	$28,892

See notes to consolidated financial statements.

AMYRIS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, (In thousands)	2022	2021	2020
Operating activities:
Net loss	$(543,371)	$(271,792)	$(326,874)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of debt discount	6,367	9,536	3,829
Amortization of intangible assets	4,444	981	—
Amortization of right-of-use assets under operating leases	10,457	2,968	2,755
Changes in assets and liabilities:
Contract asset credit loss reserve	—	—	8,342
Depreciation and amortization	12,373	8,745	9,371
Expense for warrants issued for covenant waivers	—	—	—
Gain from change in fair value of acquisition-related contingent consideration	(24,874)	—	—
(Gain) loss from change in fair value of debt	(53,401)	38,649	89,827
(Gain) loss from change in fair value of derivative instruments	(3,905)	(1,453)	11,362
(Gain) loss on foreign currency exchange rates	(404)	683	(119)
Impairment of deferred cost of products sold - related party	—	12,204	—
Impairment of property, plant and equipment	—	—	13
Loss from investment in affiliate	7,443	292	2,731
Loss on disposal of property, plant and equipment	706	—	—
Loss upon conversion or extinguishment of debt	—	29,346	51,954
Non-cash interest expense in connection with modification of warrants	—	—	1,066
Non-cash interest expense in connection with release of pre-delivery shares to debt holder	—	—	10,478
Other	—	9	161
Stock-based compensation	48,711	33,394	13,743
Accounts receivable	(9,584)	2,395	(24,161)
Contract assets	(33,216)	1,154	(4,035)
Inventories	(35,027)	(32,237)	(16,249)
Deferred cost of products sold - related party	—	7,536	(3,248)
Prepaid expenses and other assets	(16,554)	(36,291)	(443)
Accounts payable	114,533	37,389	(10,081)
Accrued and other liabilities	5,792	(9,924)	5,148
Lease liabilities	(13,849)	(12,700)	(4,438)
Contract liabilities	(2,535)	(2,217)	3,115
Net cash used in operating activities	(525,894)	(181,333)	(175,753)
Investing activities:
Purchases of property, plant and equipment	(105,947)	(45,636)	(12,781)
Acquisitions, net of cash acquired	(17,760)	(18,462)	—
Net cash used in investing activities	(123,707)	(64,098)	(12,781)
Financing activities:
Distribution to noncontrolling interest	—	(4,702)	—
Issuance costs incurred in connection with debt modification	—	(2,500)	—
Payment of minimum employee taxes withheld upon net share settlement of restricted stock units	(19)	(1,482)	(404)
Principal payments on debt	(810)	(76,980)	(51,959)
Principal payments on financing leases	(140)	(4,067)	(3,461)
Proceeds from capital contribution by noncontrolling interest	—	10,000	—
Proceeds from ESPP purchases	1,412	1,171	843
Proceeds from exercise of common stock rights warrant - related party	—	—	15,000
Proceeds from exercise of warrants	6,591	39,904	3,476
Proceeds from exercise of warrants - related party	—	16,580	28,348
Proceeds from exercises of common stock options	103	3,295	46
Proceeds from extension of warrants	500	—	—
Proceeds from issuance of common stock and warrants in private placement, net of issuance costs - related party	20,000	—	—
Proceeds from issuance of common stock in public offering, net of issuance costs	—	130,793	—
Proceeds from issuance of common stock and warrants in registered direct offering, net of issuance costs	27,834	—	—
Proceeds from issuance of debt, net of issuance costs	175,942	671,025	15,599
Proceeds from issuance of preferred and common stock in private placements, net of issuance costs	—	—	170,037
Proceeds from issuance of preferred and common stock in private placements, net of issuance costs - related party	—	—	45,000
Purchase of capped calls related to convertible senior notes	—	(81,075)	—
Net cash provided by financing activities	231,413	701,962	222,525
Effect of exchange rate changes on cash, cash equivalents and restricted cash	474	359	(4,268)

Years Ended December 31, (In thousands)	2022	2021	2020
Net (decrease) increase in cash, cash equivalents and restricted cash	(417,714)	456,890	29,723
Cash, cash equivalents and restricted cash at beginning of year	488,312	31,422	1,699
Cash, cash equivalents and restricted cash at end of year	$70,598	$488,312	$31,422

Reconciliation of cash, cash equivalents and restricted cash to the consolidated balance sheets
Cash and cash equivalents	$64,437	$483,462	$30,152
Restricted cash, current	71	199	309
Restricted cash, noncurrent	6,090	4,651	961
Total cash, cash equivalents and restricted cash	$70,598	$488,312	$31,422

Amyris, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS, Continued

Years Ended December 31, (In thousands)	2022	2021	2020
Supplemental disclosures of cash flow information:
Cash paid for interest	$10,940	$7,730	$16,609
Supplemental disclosures of non-cash investing and financing activities:
Accrued interest added to debt principal	$1,089	$—	$2,056
Acquisition of intangible assets in connection with business combinations	$14,637	$—	$—
Acquisition of right-of-use assets under financing leases	$—	$30	$—
Acquisition of right-of-use assets under operating leases	$69,351	$25,395	$—
Cash conversion feature in connection with issuance of 2026 convertible senior notes	$—	$367,974	$—
Common stock issued as purchase consideration in business combinations	$—	$56,418	$—
Derecognition of derivative liabilities to equity upon extinguishment of debt	$—	$59	$6,461
Derecognition of derivative liabilities upon authorization of shares	$—	$—	$6,550
Derecognition of derivative liabilities upon exercise of warrants	$—	$—	$5,200
Exercise of common stock warrants in exchange for debt principal and interest reduction	$—	$—	$69,918
Extinguishment of derivative liability and issuance of common stock upon exercise of warrants	$3,157	$—	$—
Fair value of embedded features in connection with private placement	$—	$—	$2,962
Fair value of warrants and embedded features recorded as debt discount in connection with debt issuances	$—	$—	$188
Fair value of warrants and embedded features recorded as debt discount in connection with debt issuances - related party	$5,403	$—	$747
Goodwill recorded in connection with business combination	$22,231	$133,025	$—
Issuance of common stock and warrants issued upon conversion of debt principal	$—	$149,208	$—
Issuance of common stock as consideration for services purchased	$5,135	$—	$—
Issuance of common stock as purchase consideration for equity securities	$7,893	$—	$—
Issuance of common stock as purchase consideration in business combinations	$39,279	$—	$—
Issuance of common stock in lieu of cash compensation to non-employee directors	$279	$—	$—
Issuance of common stock upon conversion of convertible notes and accrued interest	$—	$42,520	$27,650
Issuance of common stock upon exercise of common stock rights warrant in previous period - related party	$—	$—	$1
Noncontrolling interest issued in subsidiary in exchange for settlement of other liabilities	$—	$4,000	$—
Noncontrolling interest recorded in connection with business combinations	$3,072	$—	$—
Reclassification of Additional paid-in capital to Mezzanine equity in connection with issuance of contingently redeemable noncontrolling interest in subsidiary	$—	$14,520	$—
Unpaid property, plant and equipment balances in accounts payable and accrued liabilities at end of period	$6,366	$4,833	$1,575

See notes to consolidated financial statements.

Amyris, Inc.
Notes to Consolidated Financial Statements

1. Basis of Presentation and Summary of Significant Accounting Policies

Business Description

Amyris, Inc. (together with subsidiaries, Amyris or the Company) is a biotechnology company delivering sustainable, science-based ingredients and consumer products that are better than incumbent options for people and the planet. The Company creates, manufactures, and commercializes consumer products and ingredients. The largest proportion of the Company's revenue is the marketing and selling of Clean Beauty, Personal Care, and Health & Wellness consumer products through direct-to-consumer e-commerce platforms and a growing network of retail partners. The Company's proprietary sustainable ingredients are sold in bulk to industrial leaders who serve Flavor & Fragrance (F&F), Nutrition, Food & Beverage, and Clean Beauty & Personal Care end markets. The Company's ingredients and consumer products are powered by the Company's Lab-to-MarketTM technology platform. The technology platform creates a portfolio connection between the Company's proprietary science and formulation expertise, manufacturing capability at industrial scale and expertise in commercializing high performance, sustainable products that give consumers the power to choose products that benefit the planet.

The Company has incurred operating losses since its inception, and expects to continue to incur losses and negative cash flows from operations in 2023. As of December 31, 2022, the Company had working capital of $80.8 million, an accumulated deficit of $2.9 billion, and unrestricted cash and cash equivalents of $64.4 million. As of December 31, 2022, the principal amounts due under the Company's debt instruments totaled $923.0 million, of which $128.7 million is classified as current. However, $50.0 million of the $128.7 million of current principal due is related party debt that is convertible into shares of the Company’s common stock at $3.00 per share. The maturity date of this debt is July 1, 2023.

The Company's operating plan for 2023 contemplates a significant reduction in net operating cash outflows as compared to the year ended December 31, 2022, resulting from (1) revenue growth from sales of existing and new products with positive gross margins and expansion outside the United States; (2) reduced production costs as a result of technical developments and transitioning to the new manufacturing facility in the last half of 2022 and remaining transition in 2023; and (3) an increase in cash inflows from milestone royalties under the DSM and Ingredion license agreements.

Management currently believes that the Company's cash position combined with cash generated from operations, expected earnout payments along with planned price increases, operating expense reduction, portfolio decisions, debt, and, importantly, the successful completion of the Givaudan transaction described in Note 16, Subsequent Events, to the Consolidated Financial Statements, alleviates substantial doubt about the Company's ability to continue as a going concern for the next 12 months.

Basis of Consolidation

The consolidated financial statements have been prepared in accordance with the accounting principles generally accepted in the United States (U.S. GAAP). The consolidated financial statements include the accounts of Amyris, Inc. and its wholly-owned and partially-owned subsidiaries in which the Company has a controlling financial interest after elimination of all significant intercompany accounts and transactions.

Investments and joint venture arrangements are assessed to determine whether the terms provide economic or other control over the entity requiring consolidation of the entity. Entities controlled by means other than a majority voting interest are referred to as variable-interest entities (VIEs) and are consolidated when Amyris has both the power to direct the activities of the VIE that most significantly impact its economic performance and the obligation to absorb losses or the right to receive benefits that could potentially be significant to the entity. The Company accounts for its equity investments and joint ventures using the equity method for any investment or joint venture in which (i) the Company does not have a majority ownership interest, (ii) the Company does not possess the ability to exert significant influence, and (iii) the entity is not a VIE for which the Company is considered the primary beneficiary.

Use of Estimates and Judgements

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates, judgements, and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates, and such differences may be material to the consolidated financial statements. Significant estimates and judgements used in these consolidated financial statements are discussed in the relevant accounting policies below or specifically discussed in the Notes to Consolidated Financial Statements where such transactions are disclosed.

Significant Accounting Policies

Acquisitions

When the Company acquires a controlling financial interest in an entity or group of assets that are determined to meet the definition of a business, the acquisition method is applied. The Company allocates the purchase consideration paid to acquire the business to the tangible and identifiable intangible assets acquired and liabilities assumed based on estimated fair values at the acquisition date, with the excess of purchase price over the estimated fair value of the net assets acquired recorded as goodwill. The determination of fair values of identifiable assets and liabilities requires significant judgment and estimates and the use of valuation techniques when market values are not readily available. If during the measurement period (a period not to exceed 12 months from the acquisition date) the Company receives additional information that existed as of the acquisition date but at the time of the original allocation described above was unknown, the Company makes the appropriate adjustments to the purchase price allocation in the reporting period in which the adjustments are identified.

Contingent consideration is measured at its acquisition-date fair value and included as part of the consideration transferred in a business combination. Contingent consideration that is classified as an asset or a liability is remeasured at subsequent reporting dates with the corresponding gain or loss being recognized in profit or loss.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original or remaining maturity of three months or less at the date of purchase to be cash equivalents. Cash and cash equivalents are maintained with various financial institutions.

Derivatives

Embedded derivatives that are required to be bifurcated from the underlying debt instrument and free standing equity instruments that do not meet the derivative scope exception and equity classification criteria are accounted for and valued as separate financial instruments. The Company has evaluated the terms and features of its convertible notes and free standing equity instruments requiring bifurcation and have accounted for these instruments at fair value.

Fair Value Measurements

The carrying amounts of certain financial instruments, such as cash equivalents, short-term investments, accounts receivable, accounts payable, and accrued liabilities approximate fair value due to their relatively short maturities.

The Company measures the following financial liabilities at fair value:
•Warrants to purchase common stock and freestanding and bifurcated derivatives in connection with certain debt and equity financings; and
•Foris Convertible Note

Fair value is based on the exchange price that would be received for an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants. Where available, fair value is based on or derived from observable market prices or other observable inputs. Where observable prices or inputs are not available, valuation techniques are applied. These valuation techniques involve management estimation and judgement, the degree of which is dependent on the price transparency for the instruments or market and the instruments’ complexity.

Changes to the inputs, including the closing price of the Company common stock at each period end, used in these valuation models can have a significant impact on the estimated fair value of the Foris Convertible Note, the fair value of embedded features in the DSM Note, and the Company's freestanding derivatives. A decrease (increase) in the estimated credit spread for the Company results in an increase (decrease) in estimated fair value. Conversely, a decrease (increase) in the Company’s closing stock price at period end results in a decrease (increase) in estimated fair value of these instruments.

The changes during 2022, 2021 and 2020 in the fair values of the warrants and bifurcated compound embedded derivatives are primarily related to the change in price of the Company's common stock and are reflected in the consolidated statements of operations as “Gain (loss) from change in fair value of derivative instruments”.

The fair value of debt instruments for which the Company has not elected fair value accounting is based on the present value of expected future cash flows and assumptions about the then-current market interest rates as of the reporting period and the creditworthiness of the Company. Most of the Company's debt is carried on the consolidated balance sheet on a historical cost basis net of unamortized discounts and premiums, because the Company has not elected the fair value option of accounting. However, for the Foris Convertible Note, the Company elected fair value accounting upon reissuance in June 2020, so the balances reported for that debt instrument represents fair value as of each balance sheet date. Changes in fair value of the Foris Convertible Note and fair value of embedded features in the DSM Note are reflected in the consolidated statements of operations as “Gain (loss) from change in fair value of debt”.

For all debt instruments, including any for which the Company has elected fair value accounting, the Company classifies interest that has been accrued during each period as Interest expense on the consolidated statements of operations.

Goodwill

Goodwill represents the excess of the cost over the fair value of net assets acquired from the Company's business combinations. Goodwill is not subject to amortization and is assessed for impairment using fair value measurement techniques on an annual basis on October 1, or more frequently if facts and circumstance warrant such a review. Goodwill is assigned to reporting units within the company. The Company has the option to first perform a qualitative assessment to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying value. However, the Company may elect to bypass the qualitative assessment and proceed directly to the quantitative impairment tests, whereby the fair value of a reporting unit is compared with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered impaired. If the carrying amount of the reporting unit exceeds its estimated fair value, an impairment loss is recognized in an amount equal to the excess. All of the Company's goodwill resides within the Consumer reporting unit, with none allocated to Technology Access. No impairment of goodwill has occurred during the periods presented in these consolidated financial statements.

Intangible Assets

Intangible assets are comprised primarily of customer relationships, trademarks and trade names, developed technology, patents, and other intellectual property acquired through business combinations. Intangible assets are recorded at cost less accumulated amortization and impairment losses, if any.

Intangible assets acquired in a business combination are measured at fair value at the acquisition date. Amortization periods of assets with finite lives are based on management’s estimates at the date of acquisition. The fair value of intangible assets is determined based on a complex series of judgments about future events and uncertainties and relies heavily on estimates and assumptions. We believe the assumptions are representative of those a market participant would use in estimating fair value. The fair values of the intangible assets were determined to be Level 3 under the fair value hierarchy. Level 3 inputs are unobservable inputs for an asset or liability. Unobservable inputs are used to measure fair value to the extent that observable inputs are not available thereby allowing for fair value estimates to be made in situations in which there is little, if any, market activity for an asset or liability at the measurement date. We consider the period of expected cash flows and underlying data used to measure the fair value of the intangible assets when selecting a useful life. Intangible assets with finite useful lives are amortized using an accelerated amortization method reflecting the pattern in which the asset will be consumed if that pattern can be reliably determined. If that pattern cannot be reliably determined, a straight-line amortization method is utilized.

Intangible assets are evaluated periodically for impairment by taking into account events or changes in circumstances that may warrant revised estimates of useful lives or that indicate the carrying value of an asset group may not be recoverable. If this evaluation indicates that the value of the intangible asset may be impaired, an assessment is made of the recoverability of the net carrying value of the intangible asset over its remaining useful life. If this assessment indicates that the intangible asset is not recoverable based on the estimated discounted future cash flows of the asset group over the estimated useful life, an impairment will be recorded to reduce the net carrying value of the related intangible asset to its fair value and may require an adjustment to the remaining amortization period.

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

Inventories

Inventories, which consist of farnesene-derived products, flavors and fragrances ingredients, and clean beauty products, are stated at the lower of actual cost or net realizable value and are categorized as finished goods, work in process, or raw material inventories. The Company evaluates the recoverability of its inventories based on assumptions about expected demand and net realizable value. If the Company determines that the cost of inventories exceeds their estimated net realizable value, the Company records a write-down equal to the difference between the cost of inventories and the estimated net realizable value. If actual net realizable values are less favorable than those projected by management, additional inventory write-downs may be required that could negatively impact the Company's operating results. If actual net realizable values are more favorable, the Company may have favorable operating results when products that have been previously written down are sold in the normal course of business. The Company also evaluates the terms of its agreements with its suppliers and establishes accruals for estimated losses on adverse purchase commitments as necessary, applying the same lower of cost or net realizable value approach that is used to value inventory. Cost for farnesene-derived products and flavors and fragrances ingredients are computed on a weighted-average basis. Cost for clean beauty products are computed on a standard cost basis.

Leases

The Company has operating leases primarily for administrative offices, retail space, laboratory equipment, other facilities, and certain third-party manufacturing agreements deemed to contain an embedded lease. The operating leases have remaining terms that range from one year to 18 years, and often include one or more options to renew. These renewal terms can extend the lease term from 1 to five years and are included in the lease term when it is reasonably certain that the Company will exercise the option. The operating leases are classified as Right-of-use (ROU) assets under operating leases on the Company's consolidated balance sheets and represent the Company’s right to use the underlying asset for the lease term. The Company’s obligation to make operating lease payments is included in "Lease liabilities" and "Lease liabilities, net of current portion" on the Company's consolidated balance sheets.

The Company has entered into financing leases primarily for laboratory and computer equipment. Assets purchased under financing leases are included in "Right-of-use assets under financing leases, net" on the consolidated balance sheets. For financing leases, the associated assets are depreciated or amortized over the shorter of the relevant useful life of each asset or the lease term.

Operating and Financing lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. Because the rate implicit in the Company’s lease agreements is typically not readily determinable, the Company uses its incremental borrowing rate to determine the present value of the lease payments. The Company has certain contracts for real estate and marketing that may contain lease and non-lease components, which the Company has elected to treat as a single lease component.

Property, Plant, and Equipment, Net

Property, plant, and equipment are recorded at cost. Depreciation and amortization are computed straight-line based on the estimated useful lives of the related assets, ranging from three to 15 years for machinery, equipment, and fixtures, and 30 years for buildings. Leasehold improvements are amortized over their estimated useful lives or the period of the related lease, whichever is shorter.

The Company expenses costs for maintenance and repairs and capitalizes major replacements, renewals, and improvements. For assets retired or otherwise disposed, both cost and accumulated depreciation are eliminated from the asset and accumulated depreciation accounts, and gains or losses related to the disposal are recorded in the statement of operations.

Recoverable Taxes from Brazilian Government Entities

Recoverable taxes from Brazilian government entities represent value-added taxes paid on purchases in Brazil, which are reclaimable from the Brazilian tax authorities, net of reserves for amounts estimated not to be recoverable.

Noncontrolling Interest and Contingently Redeemable Noncontrolling interest

Noncontrolling interests represent the portion of net income (loss), net assets, and comprehensive income (loss) that is not allocable to the Company, in situations where the Company consolidates its equity investment in a joint venture or as the primary beneficiary of a variable-interest entity (VIE) for which there are other owners. The amount of noncontrolling interest is comprised of the amount of such interests at the date of the Company's original acquisition of an equity interest or involvement in a joint venture, plus the other shareholders' share of changes in equity since the date the Company made an investment in the joint venture. If a noncontrolling interest is contingently redeemable under circumstances that are not solely within the control of the Company, the contingently redeemable noncontrolling interest is presented in the balance sheet and statement of stockholders’ equity (deficit) and mezzanine equity outside of permanent equity.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist primarily of cash and cash equivalents, short-term investments, and accounts receivable. The Company places its cash equivalents and investments with high credit quality financial institutions and limits the amount of credit exposure with any one financial institution. Deposits held with banks may exceed the amount of insurance provided on such deposits. The Company has not experienced any losses on its deposits of cash and cash equivalents and short-term investments.

The Company performs ongoing credit evaluation of its customers, does not require collateral, and maintains allowances for potential credit losses on customer accounts when deemed necessary.

Customers representing 10% or greater of revenue were as follows:

Years Ended December 31,	Year First Customer	2022	2021	2020
DSM (related party)	2017	20%	51%	30%
Sephora	2017	13%	**	**
Firmenich	2014	**	**	10%
______________
** Less than 10%

Revenue Recognition

The Company recognizes revenue from the sale of renewable products, licenses and royalties from intellectual property, and grants and collaborative research and development services. Revenue is measured based on the consideration specified in a contract with a customer and the transaction price is allocated utilizing the stand-alone selling price. Revenue is recognized when the Company satisfies a performance obligation by transferring control over a product or service to a customer. The Company generally does not incur costs to obtain new contracts. The costs to fulfill a contract are expensed as incurred.

The Company accounts for a contract when it has approval and commitment to perform from both parties, the rights of the parties are identified, payment terms are established, the contract has commercial substance, and collectability of the consideration is probable. Changes to contracts are assessed for whether they represent a modification or should be accounted for as a new contract. The Company considers the following indicators, among others, when determining if it is acting as a principal in the transaction and recording revenue on a gross basis: (i) the Company is primarily responsible for fulfilling the promise to provide the specified product or service, (ii) the Company has inventory risk before the specified product or service has been transferred to a customer or after transfer of control to the customer and, (iii) the Company has discretion in establishing the price for the specified product or service. If a transaction does not meet the Company's indicators of being a principal in the transaction, then the Company is acting as an agent in the transaction and the associated revenues are recognized on a net basis.

The Company recognizes revenue when control of the product or service has passed to the customer. The following indicators are evaluated in determining when control has passed to the customer: (i) the customer has legal title to the product, (ii) the Company has transferred physical possession of the product or service to the customer, (iii) the Company has a right to receive payment for the product or service, (iv) the customer absorbs the significant risks and rewards of ownership of the product and, (v) the customer has accepted the product. For most of the Company's renewable products customers, supply agreements between the Company and each customer indicate when transfer of title occurs.

In some cases, the Company may make a payment to a customer. When that occurs, the Company evaluates whether the payment is for a distinct product or service from the customer. If the fair value of the product or service is greater than or equal to the amount paid to the customer, then the entire payment is treated as a purchase. If, on the other hand, the fair value of product or service is less than the amount paid, then the difference is treated as a reduction in transaction price of the Company's sales to the customer or a reduction of cumulative to-date revenue recognized from the customer in the period the payment is made or products or services are received from the customer.

Performance Obligations

A performance obligation is a promise in a contract to transfer a distinct product or service to the customer. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when the performance obligation is satisfied. The Company's contracts may contain multiple performance obligations if a promise to transfer the individual product or service is separately identifiable from other promises in the contracts and, therefore, is considered distinct. For contracts with multiple performance obligations, the Company determines the standalone selling price of each performance obligation and allocates the total transaction price using the relative selling price basis.

The following is a description of the principal products and services from which the Company generates revenue.

Renewable Product Sales

Revenues from renewable product sales are recognized as a distinct performance obligation on a gross basis as the Company is acting as a principal in these transactions, with the selling price to the customer recorded net of discounts and allowances. Revenues are recognized at a point in time when control has passed to the customer, which typically occurs when the renewable product leaves the Company’s facilities with the first transportation carrier. The Company, on occasion, may recognize revenue under a bill and hold arrangement, whereby the customer requests and agrees to purchase product but requests delivery at a later date. Under these arrangements, control transfers to the customer when the product is ready for delivery, which occurs when the product is identified separately as belonging to the customer, the product is ready for shipment to the customer in its current form, and the Company does not have the ability to direct the product to a different customer. It is at this point the Company has the right to receive payment, the customer obtains legal title, and the customer has the significant risks and rewards of ownership. The Company’s renewable product sales do not include rights of return, except for direct-to-consumer products, for which the Company estimates sales returns and reduces revenue accordingly. For renewable products other than direct-to-consumer, returns are accepted only if the product does not meet product specifications and such nonconformity is communicated to the Company within a set number of days of delivery. The Company offers a two-year assurance-type warranty to replace or reprocess its ingredient products that do not meet Company-established criteria as set forth in the Company’s trade terms. An estimate of the cost to replace or reprocess its ingredient products sold is made based on a historical rate of experience and recognized as a liability and related expense when the renewable product sale is consummated.

Licenses and Royalties

Licensing of Intellectual Property: When the Company’s intellectual property licenses are determined to be distinct from the other performance obligations identified in the arrangement, revenue is recognized from non-refundable, up-front fees allocated to the license at a point in time when the license is transferred to the licensee and the licensee is able to use and benefit from the license. For intellectual property licenses that are combined with other promises, the Company utilizes judgment to assess the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time and, if over time, the appropriate method of measuring progress for purposes of recognizing revenue from non-refundable up-front-fees. The Company evaluates the measure of progress each reporting period and, if necessary, adjusts the measure of performance and related revenue recognized.

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

When the Company’s intellectual property license is not the predominant performance obligation in arrangements with multiple performance obligations, the royalty represents variable consideration and is allocated to the transaction price of the predominant performance obligation, which generally is the supply of renewable products to the Company's customers. Revenue is estimated and recognized at a point in time when the renewable products are delivered to the customer. Estimates of the amount of variable consideration to include in the transaction price are made using the expected value method, which is the sum of probability-weighted amounts in a range of possible amounts determined based on the cost to produce the renewable product plus a reasonable margin for the profit share. The Company only includes an amount of variable consideration in the transaction price to the extent it is probable that a significant reversal in the cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. Also, the transaction price is reduced for estimates of customer incentive payments payable by the Company for certain customer contracts.

Collaborations, Grants, and Other

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

Collaboration agreements that include milestone payments are evaluated at inception to determine whether the milestone events are considered probable of achievement, and estimates are made of the amount of the milestone payments to include in the transaction price using the most likely amount method, which is the single amount in a range of possible amounts. If it is probable that a significant revenue reversal will not occur, the estimated milestone payment amount is included in the transaction price. Each reporting period, the Company re-evaluates the probability of achievement of the milestone events and any related constraint, and if necessary, adjusts its estimate of the overall transaction price. Any such adjustments are recorded on a cumulative basis, which would affect collaboration revenues in the period of adjustment. Generally, revenue is recognized using an input-based measure of progress towards the satisfaction of the performance obligations which can be labor hours expended or time-based in proportion to the estimated total project effort or total projected time to complete. The measure of progress is evaluated each reporting period and, if necessary, adjustments are made to the measure of progress and the related revenue recognized. Certain performance obligations are associated with technical achievements that require customer acceptance. Revenue generated from the performance of services in accordance with these types of milestones is recognized upon confirmation from the customer that the milestone has been achieved. In these cases, amounts recognized are constrained to the amount of consideration received upon achievement of the milestone.

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

The milestone payments are evaluated at inception to determine whether the milestone events are considered probable of achievement and estimates are made of the amount of the milestone payments to include in the transaction price using the most likely amount method, which is the single amount in a range of possible amounts. If it is probable that a significant revenue reversal will not occur, the estimated milestone payment amount is included in the transaction price. Each reporting period, the Company re-evaluates the probability of achievement of the milestone events and any related constraint and, if necessary, adjusts its estimate of the overall transaction price. Any such adjustments are recorded on a cumulative basis, which would affect grant revenues in the period of adjustment. Revenue is recognized over time using a time-based measure of progress towards the satisfaction of the performance obligations. The measure of progress is evaluated each reporting period and, if necessary, adjustments are made to the measure of progress and the related revenue recognized.

The Company receives certain consideration from AICEP Portugal Global (AICEP), an entity funded by the government of Portugal, under the Consortium Internal Regulatory Agreement and an AICEP Investment Contract entered into by Amyris with Universidade Católica Portuguesa (UCP) Porto Campus. The Company considers this arrangement to be a government grant. Grant revenue is recognized when there is reasonable assurance that monies will be received and that conditions attached to the grant have been met.

Cost of Products Sold

Cost of products sold reflects the production costs of renewable products and includes the cost of raw materials, in-house manufacturing labor and overhead, amounts paid to contract manufacturers, including amortization of tolling fees, and period costs, including inventory write-downs resulting from applying lower of cost or net realizable value inventory adjustments. Cost of products sold also includes certain costs related to the scale-up of production. Shipping and handling costs charged to customers are recorded as revenue. Inbound shipping costs for raw materials are included in cost of products sold.

The Company recognizes deferred cost of products sold as an asset on the balance sheet when a cost is incurred in connection with a revenue performance obligation that will not be fulfilled until a future period. The Company recorded a deferred cost of products sold asset for the fair value of amounts paid to DSM under a supply agreement for manufacturing capacity to produce its sweetener product at the Brotas facility in Brazil. The deferred cost of products sold asset is allocated to inventory and expensed to cost of products sold on a units of production basis over the five-year term of the supply agreement. On a quarterly basis, the Company evaluates its future production volumes for its sweetener product and adjusts the unit cost to be expensed over the remaining estimated production volume. The Company also periodically evaluates the asset for impairment indicators and recoverability based on changes in business strategy and product demand trends over the term of the supply agreement.

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

Debt Extinguishment

The Company accounts for the income or loss from extinguishment of debt, including instances where the terms of a debt instrument are modified in a manner that significantly changes the underlying cash flows, by recognizing the difference between the reacquisition consideration and the net carrying amount of the debt being extinguished as gain or loss when the debt is extinguished. Losses from debt extinguishment are shown in the consolidated statements of operations under "Other income (expense)" as "Loss upon extinguishment of debt".

Stock-based Compensation

The Company accounts for stock-based employee compensation plans using the grant-date fair value of each award. The Company recognizes stock-based compensation expense net of expected forfeitures over each award's service period, which is generally the vesting term. Expected forfeiture rates are estimated based on the Company's historical experience.

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

Foreign Currency Translation

Assets and liabilities of non-U.S. subsidiaries that operate in a local currency environment, where that local currency is the functional currency, are translated to U.S. dollars at exchange rates in effect at the balance sheet date, with the resulting translation adjustments directly recorded to a separate component of AOCI. Income and expense accounts are translated at average exchange rates during the year. Remeasurement adjustments are recorded in other income (loss), net.

As of December 31, 2022 and 2021, cumulative translation adjustment, net of tax, was $64.1 million and $52.8 million.

For the year ended December 31, 2022, the Company recorded a $2.9 million loss resulting from foreign exchange transactions. For the years ended December 31, 2021 and 2020, the Company recorded gains of $0.6 million and $0.7 million, resulting from foreign exchange transactions.

Accounting Standards Recently Adopted

During the year ended December 31, 2022 the Company adopted the following Accounting Standards Updates (ASUs):

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

Business Combinations: Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. This update requires that an acquirer recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606, Revenue from Contracts with Customers. This standard will be effective for the Company in the first quarter of 2023 and will be applied prospectively to business combinations occurring on or after the effective date of the standard. The Company is currently evaluating the guidance and the impact on its consolidated financial statements and related disclosures.

Fair Value Measurement: Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions. In June 2022, the FASB issued ASU 2022-03, Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to
Contractual Sale Restrictions. This ASU clarifies that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring fair value. The ASU also clarifies that an entity cannot, as a separate unit of account, recognize and measure a contractual sale restriction and requires specific disclosures for equity securities subject to contractual sale restrictions. These changes will become effective for the Company on January 1, 2024. The Company is currently evaluating the guidance and the impact on its consolidated financial statements and related disclosures.

2. Balance Sheet Details

Allowance for Doubtful Accounts

(In thousands)	Balance at Beginning of Year	Provisions	Write-offs, Net	Balance at End of Year
Allowance for doubtful accounts:
Year Ended December 31, 2022	$945	$944	$(894)	$995
Year Ended December 31, 2021	$137	$808	$—	$945
Year Ended December 31, 2020	$45	$92	$—	$137

Inventories

December 31, (In thousands)	2022	2021
Raw materials	$43,043	$25,733
Work in process	8,028	6,941
Finished goods	60,809	42,396
Total inventories	$111,880	$75,070

Prepaid expenses and other current assets

December 31, (In thousands)	2022	2021
Prepayments, advances and deposits	$18,849	$25,140
Non-inventory production supplies	8,138	3,956
Note receivable(1)	6,871	—
Recoverable taxes from Brazilian government entities	870	1,188
Other	5,418	3,229
Total prepaid expenses and other current assets	$40,146	$33,513
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

Property, plant, and equipment, net

December 31, (In thousands)	2022	2021
Machinery and equipment	$149,413	$51,855
Leasehold improvements	51,426	45,780
Building	29,389	—
Computers and software	10,356	9,174
Furniture and office equipment, vehicles and land	3,979	3,688
Construction in progress	41,012	48,032
Total property, plant and equipment, gross	285,575	158,529
Less: accumulated depreciation and amortization	(103,351)	(85,694)
Total property, plant and equipment, net	$182,224	$72,835

During the years ended December 31, 2022, 2021 and 2020, depreciation and amortization expense, which includes amortization of financing lease assets, was as follows:

Years Ended December 31, (In thousands)	2022	2021	2020
Depreciation and amortization	$12,372	$8,745	$8,508

Goodwill

Year ended December 31, (In thousands)	2022	2021
Beginning balance	$131,259	$—
Acquisitions	22,231	133,025
Effect of currency translation adjustment	(10,915)	(1,766)
Ending balance	$142,575	$131,259

Intangible Assets

During the year ended December 31, 2022, the Company purchased $14.6 million of intangible assets related to trademarks and trade names, customer relationships, developed technology, and patents as a result of the acquisitions completed during the year.

		December 31, 2022			December 31, 2021
	Estimated Useful Life (in Years)	Gross Amount	Accumulated Amortization	Net	Gross Amount	Accumulated Amortization	Net
Trademarks and trade names	10	$21,042	$1,948	$19,094	$11,484	$496	$10,988
Customer relationships	5 - 16	8,182	1,045	7,137	8,197	267	7,930
Developed technology	5 - 12	21,472	1,315	20,157	19,962	200	19,762
Patents	17	600	50	550	600	15	585
		$51,296	$4,358	$46,938	$40,243	$978	$39,265

Amortization expense for intangible assets was $4.4 million and $1.0 million for the years ended December 31, 2022 and 2021 and is included in general and administrative expenses.

Total future amortization estimated as of December 31, 2022 is as follows (in thousands):

2023	$5,260
2024	6,333
2025	6,464
2026	6,218
2027	5,346
Thereafter	17,317
Total future amortization	$46,938
Leases

Operating Leases

The Company had $97.2 million and $32.4 million of ROU assets as of December 31, 2022 and 2021. Operating lease liabilities were $88.5 million and $27.5 million as of December 31, 2022 and 2021. For the years ended December 31, 2022 and 2021, the Company recorded $20.3 million and $8.1 million of expense in connection with operating leases, of which $1.3 million and $1.1 million were included in cost of products sold.

In October 2021, the Company entered into a 10-year manufacturing partnership agreement with Renfield Manufacturing, LLC to provide manufacturing services and third-party logistics (“3PL”) processes, including inventory management, warehousing, and fulfillment for certain of the Company’s consumer product lines. Under the agreement, the Company will pay Renfield a series of fixed payments totaling $37.4 million over the 10-year period and variable payments for products manufactured and/or fulfilled by Renfield on a cost plus markup basis. The Company also provided a $0.5 million letter of credit and guarantee to the lessor of the Renfield manufacturing facility, which extends through August 2032. If Renfield fails to perform under the facility lease, the Company can terminate the manufacturing agreement. The Company evaluated the key terms and provisions of the agreement and concluded the fixed payments represented an embedded operating lease. As a result, the Company recorded a $20.1 million ROU asset that will be expensed to cost of goods sold over the 10-year manufacturing agreement, and a corresponding $12.0 million lease liability, which represents the present value of the fixed payments.

Information related to the Company's ROU assets and related lease liabilities were as follows:

	2022	2021
Cash paid for amounts included in the measurements of operating lease liabilities	$15,042	$7,791
ROU assets obtained in exchange for new operating lease obligations	$69,351	$17,184
Weighted-average remaining lease term in years	11.3	7.7
Weighted-average discount rate	22.4%	19.3%

Financing Leases

The Company has entered into financing leases primarily for laboratory and computer equipment. Assets purchased under financing leases are included in "Right-of-use assets under financing leases, net" on the consolidated balance sheets. For financing leases, the associated assets are depreciated or amortized over the shorter of the relevant useful life of each asset or the lease term. Accumulated amortization of assets under financing leases totaled $1.6 million and $6.8 million as of December 31, 2022 and 2021.

Maturities of Financing and Operating Leases

Maturities of lease liabilities as of December 31, 2022 were as follows:

Years Ending December 31, (In thousands)	Financing Leases	Operating Leases	Total Lease Obligations
2023	$22	$14,705	$14,727
2024	21	23,767	23,788
2025	21	24,120	24,141
2026	16	23,466	23,482
2027	—	23,849	23,849
Thereafter	—	214,056	214,056
Total future minimum payments	80	323,963	324,043
Less: amount representing interest	(19)	(235,513)	(235,532)
Present value of minimum lease payments	61	88,450	88,511
Less: current portion	(13)	(2,255)	(2,268)
Long-term portion	$48	$86,195	$86,243

Other assets

December 31, (In thousands)	2022	2021
Investments in equity securities	$7,892	$—
Equity-method investments in affiliates	3,000	9,443
Notes receivable, net of current portion	671	—
Deposits	530	129
Other	1,811	994
Total other assets	$13,904	$10,566

When the Company acquires a noncontrolling interest in an entity (investee) where the Company is not the primary beneficiary, does not control any of the ongoing activities of the entity, and the investment does not meet consolidation requirements of U.S. GAAP, the investment is initially recognized as an equity-method investment at cost. If the investee subsequently reports losses, the Company records its proportional share of such losses as a reduction to the amount invested. If the Company’s cumulative share of the investee’s losses equals or exceeds the Company’s investment in the investee, the Company writes down its investment balance to no lower than zero, as the Company is not liable to fund the investee’s future losses.

During the year ended December 31, 2022, the Company incurred losses on two of its equity-method investments that resulted in a $6.4 million decrease in the carrying value of the investments. No new equity-method investments in affiliates were recorded during the year ended December 31, 2022.

Accrued and other current liabilities

December 31, (In thousands)	2022	2021
Payroll and related expenses	$18,795	$9,151
Accrued interest	14,639	9,572
Liability in connection with acquisition of equity-method investment	11,275	8,735
Deferred consideration payable	7,883	30,000
Professional services	4,826	2,447
Asset retirement obligation(1)	3,763	3,336
Contract termination fees	1,369	1,345
License fee payable	1,050	1,050
Tax-related liabilities	829	988
Other	9,136	4,833
Total accrued and other current liabilities	$73,565	$71,457
______________
(1)    The asset retirement obligation represents liabilities incurred but not yet discharged in connection with the Company's 2013 abandonment of a partially constructed facility in Pradópolis, Brazil.

Other noncurrent liabilities

December 31, (In thousands)	2022	2021
Liability for deferred tax liabilities	$1,734	$4,296
Contract liabilities, net of current portion	—	111
Other	5,319	103
Total other noncurrent liabilities	$7,053	$4,510

3. Fair Value Measurement

Liabilities Measured and Recorded at Fair Value

As of December 31, 2022 and 2021, the Company’s financial liabilities measured and recorded at fair value were classified within the fair value hierarchy as follows:

December 31, (In thousands)	2022				2021
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Liabilities
Foris Convertible Note	$—	$—	$54,026	$54,026	$—	$—	$107,427	$107,427
Freestanding derivative instruments issued in connection with debt and equity instruments	—	—	—	—	—	—	7,062	7,062
Embedded derivatives bifurcated from debt instruments	—	—	5,403	5,403	—	—	—	—
Acquisition-related contingent consideration	—	—	37,574	37,574	—	—	64,762	64,762
Total liabilities measured and recorded at fair value	$—	$—	$97,003	$97,003	$—	$—	$179,251	$179,251

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

Fair Value of Debt — Foris Convertible Note

On June 1, 2020, the Company and Foris Ventures, LLC (Foris), an entity that beneficially owns greater than 5% of the Company’s outstanding common stock and that is affiliated with Director John Doerr, entered into an amendment to the Foris agreement in which Foris has the option to convert all or a portion of the secured indebtedness, including accrued interest, into shares of Common Stock at a $3.00 conversion price. The Company accounted for the new debt issuance under the fair value option, resulting in a $22.0 million loss upon extinguishment. Changes in fair value will be reported in the consolidated statements of operations as "Gain (loss) from change in fair value of debt".

At December 31, 2022, the principal of the Foris Convertible Note was $50.0 million and fair value was $54.0 million. The Company measured the fair value of the Foris Convertible Note using a binomial lattice model using the following inputs: (i) $1.53 stock price, (ii) 32% secured discount yield, (iii) 4.80% risk free interest rate, (iv) 45% equity volatility, and (v) 0% probability of change in control. The Company assumed that if a change of control event were to occur, it would occur at the end of the calendar year. For the years ended December 31, 2022 and 2021, the Company recorded a gain of $53.4 million and $15.7 million, respectively.

Binomial Lattice Model

The Company uses the binomial lattice model to measure the fair value of the Foris Convertible Note and the fair value of embedded features in the DSM Note. For each reporting period, the Company:
•Remeasures the fair value of the Foris Convertible Note and records the change as a gain or loss from change in fair value of debt in the statement of operations; and
•Remeasures the fair value of the derivative liability associated with embedded features in the DSM Note and records the change as a gain or loss from change in fair value of derivative instruments in the statement of operations.

Derivative Liabilities Recognized in Connection with the Issuance of Debt and Equity Instruments

The following table provides a reconciliation of the beginning and ending balances for the Company's derivative liabilities recognized in connection with the issuance of debt instruments, either freestanding or embedded, measured at fair value using significant unobservable inputs (Level 3):

(In thousands)	Derivative Liability
Balance at December 31, 2021	$7,062
Issuance of new derivative instruments	5,403
Change in fair value of derivative instruments	(3,905)
Derecognition on settlement or extinguishment	(3,157)
Balance at December 31, 2022	$5,403

Freestanding Derivative Instruments

The liabilities associated with the Company’s freestanding derivatives during 2022 and 2021 represent the fair value of freestanding liability-classified warrants. There is no current observable market for these types of derivatives and, as such, the Company determined the fair value of these instruments using the Black-Scholes-Merton option pricing model.

During 2020, the Company entered into forbearance agreements with certain affiliates of the Schottenfeld Group LLC (Schottenfeld) related to certain defaults under the Schottenfeld Notes. The Company committed to issuing new warrants to Schottenfeld under certain contingent events for 1.9 million shares of common stock at a $2.87 purchase price and a two-year term. The contingent obligation to issue the warrants was accounted for as a derivative liability. In December 2022, Schottenfeld and the Company entered into an exchange agreement under which the Company issued the warrants, Schottenfeld exercised them, and the Company issued 1,253,451 common shares in a cashless net shares transaction. The exchange resulted in a $0.1 million gain from change in fair value of derivative instruments and the derecognition of $3.2 million of derivative liability upon extinguishment. For the year ended December 31, 2022, the Company recorded a $3.9 million gain from change in fair value of derivative instruments in connection with the Schottenfeld derivative liability.

The Company determine the fair value of its liability classified warrants using the following input assumptions:

Year ended December 31,	2022	2021
Fair value of common stock on valuation date	$1.70 – $4.36	$5.41 – $19.10
Exercise price of warrants	$2.87 – $2.87	$2.87 – $2.87
Expected volatility	106% – 117%	107% – 114%
Risk-free interest rate	2.28% – 4.22%	0.16% – 0.73%
Expected term in years	2.00 – 2.00	2.00 – 2.00
Dividend yield	0%	0%

Bifurcated Embedded Features in Debt Instruments

During 2022, the Company issued a $100 million promissory note to DSM (DSM Note). The note provides that for $50M of the DSM Note's principal, on the date the Company receives any earn-out payment from DSM, Amyris must prepay debt principal in the same amount, plus accrued and unpaid interest. This prepayment feature is considered an embedded feature in the DSM Note to be bifurcated from and separately accounted for as a derivative liability, with an offset to debt discount on the DSM Note. At December 31, 2022, the Company measured the fair value of the embedded feature at $5.4 million using a secured discount yield of 32%.

At December 31, 2021, no embedded derivative liability was outstanding.

Acquisition-related Contingent Consideration

The fair value of acquisition related contingent consideration ("Earnout Payments") was determined at acquisition using a Monte Carlo simulation to estimate the probability of the acquired business units achieving the relevant financial and operational milestones. The model results reflect the time value of money, non-performance risk within the required time frame and the risk due to uncertainty in the estimated cash flows. Key inputs to the Monte Carlo simulation for the Costa Brazil acquisition were: Revenue Risk Adjustment of 27%, Annual Revenue Volatility of 68%, EBITDA Risk Adjustment of 32%, and Annual EBITDA Volatility of 85%. Key inputs to the Monte Carlo simulations for the Olika, MG Empower, and Beauty Labs acquisitions were: Revenue Risk Adjustment of 1.5% to 2.3% and Annual Revenue Volatility of 12.5% to 15%. A significant change in an acquired business unit’s financial performance and the timing of such changes could materially change the fair value of contingent consideration. Contingent consideration is recorded in other liabilities in the accompanying consolidated balance sheets.

The fair value of contingent consideration is classified as Level 3. The change in fair value totaled $24.9 million in 2022 and was recognized in Change in fair value of acquisition-related contingent consideration. The change in the fair value of contingent consideration reflects the changes in the business’s expected performance over the remaining earnout period and the Company’s estimate of the likelihood of achieving the applicable operational milestones.

The following table provides a reconciliation of the beginning and ending balances for the Company's acquisition-related contingent consideration:

(In thousands)	Acquisition-related Contingent Consideration
Balance at December 31, 2021	$64,762
Additions	440
Purchase accounting adjustment	(2,754)
Change in fair value of acquisition-related contingent consideration	(24,874)
Balance at December 31, 2022	$37,574
Less: current portion (1)	$(3,019)
Acquisition-related contingent consideration, net of current portion	$34,555
______________
(1) Current portion is included within Accrued and other current liabilities on the Consolidated Balance Sheets.

Assets and Liabilities Recorded at Carrying Value

The carrying amounts of certain financial instruments, such as cash equivalents, accounts receivable, prepaid expenses and other current assets, accounts payable, and accrued liabilities, approximate fair value due to their relatively short maturities and low market interest rates. Loans payable and credit facilities are recorded at carrying value, which is representative of fair value at the date of acquisition. The Company estimates the fair value of these instruments using observable market-based inputs (Level 2). The carrying amount of the Company's debt at December 31, 2022 and at December 31, 2021, excluding the debt instruments recorded at fair value, was $839.0 million and $310.0 million. The fair value of such debt at December 31, 2022 and at December 31, 2021 was $331.6 million and $328.0 million, and was determined by (i) discounting expected cash flows using current market discount rates estimated for certain of the debt instruments and (ii) using third-party fair value estimates for the remaining debt instruments.

4. Debt

	2022				2021
(In thousands)	Principal	Unaccreted Debt Discount	Fair Value Adjustment	Net	Principal	Unaccreted Debt Discount	Fair Value Adjustment	Net
Convertible notes payable
2026 convertible senior notes	$690,000	$(15,109)	$—	$674,891	$690,000	$(380,939)	$—	$309,061

Related party convertible notes payable
Foris convertible note	50,041	—	3,985	54,026	50,041	—	57,386	107,427

Loans payable and credit facilities
Other loans payable (revolving)	1,917	—	—	1,917	896	—	—	896

Related party loans payable
DSM note	100,000	(14,108)	—	85,892	—	—	—	—
Foris senior note	81,089	(4,772)	—	76,317	—	—	—	—
Subtotal related party loans payable	181,089	(18,880)	—	162,209	—	—	—	—
Total debt	$923,047	$(33,989)	$3,985	893,043	$740,937	$(380,939)	$57,386	417,384
Less: current portion				(120,802)				(108,323)
Long-term debt, net of current portion				$772,241				$309,061

Adoption of ASU 2020-06

The adoption of ASU 2020-06 on January 1, 2022, in connection with the 2026 Convertible Senior Notes, decreased additional paid-in capital by $368.0 million, increased debt by the same amount, and decreased the accumulated deficit by $6.0 million for debt discount accretion expense that was recorded prior to adoption.

Amendment to Foris Convertible Note

On June 30, 2022, the Company and Foris Ventures, LLC entered into an agreement to extend the maturity of the convertible note from July 1, 2022 to July 1, 2023. The amendment was accounted for as a debt modification and the note is classified as noncurrent.

Issuance of Foris Senior Note

In September 2022, the Company issued an $80.0 million secured term note to Foris. The note accrues interest at 7.0% per annum, which is capitalized as additional principal on a monthly basis. Principal and capitalized accrued interest is payable in tranches in April 2023, January 2024, and June 2024. As part of the arrangement, the Company issued 2,046,036 of common stock warrants at an exercise price of $3.91 to Foris with a term of three years. The warrants qualified for equity accounting treatment with a fair value at issuance of $5.8 million, which was recorded as debt discount. The debt discount also includes debt issuance costs that are being accreted over the term of the note.

Issuance of DSM Term Loan

On October 11, 2022, Amyris entered into a secured term loan facility with DSM Finance for $100.0 million to be used for general corporate purposes, consisting of three tranches: a $50.0 million tranche drawn on October 11, 2022 ("Tranche 1"), a $25.0 million tranche drawn on November 7, 2022 ("Tranche 2"), and a $25.0 million tranche drawn on December 12 and 13, 2022 ("Tranche 3").

The obligations under the DSM Term Loan are guaranteed by certain Amyris subsidiaries, and secured by a perfected security interest in certain payment obligations due to Amyris from DSM.

The term loan will amortize as follows: (a) $25 million on the earlier of June 30, 2023 or the consummation of the Company's sale, assignment, or licensing certain of its cosmetic ingredients businesses to Givaudan (see Note 16, Subsequent Events); (b) $25 million on October 11, 2023, (c) $25 million on October 11, 2024, and (d) $25 million on October 11, 2025; provided that the total amortization amount on any of the foregoing dates shall be reduced by the amount of any DSM Earn-Outs due to Amyris from DSM Nutritional during the one-year period prior to such dates. Tranche 1, Tranche 2 and Tranche 3 will accrue interest at a 9%, 9% and 12% annual interest rate, with quarterly interest payments due in cash. Amyris paid DSM Finance an upfront structuring fee of $5.1 million. In addition, the arrangement gives DSM a $4 million credit to be applied against R&D services that the Company will provide to DSM.

Prepayment of the outstanding amounts under the secured term loan facility will be required upon any DSM Earn-Outs becoming due from DSM Nutritional to Amyris and, after prepayment of $30.0 million of Amyris’s existing indebtedness with Foris Ventures, LLC, on a pro rata basis concurrently with any prepayments of outstanding indebtedness with Foris Ventures, LLC, upon the occurrence of certain events.

The prepayment feature is considered an embedded derivative in the DSM Note to be bifurcated from and separately accounted for as a derivative liability, with an offset to debt discount on the DSM Note. The Company measured the fair value of the embedded feature at $5.4 million.

Both DSM Finance and DSM Nutritional are affiliates of DSM International B.V., which is a shareholder of the Company and affiliated with Philip Eykerman, a member of the Company’s Board of Directors.

Future Minimum Payments

Future minimum payments under the debt agreements as of December 31, 2022 are as follows:

Years ending December 31 (In thousands)	Convertible Notes	Loans Payable and Credit Facilities	Related Party Convertible Notes	Related Party Loans Payable and Credit Facilities	Total
2023	$10,350	$1,921	$62,622	$89,406	$164,299
2024	10,350	—	—	85,449	95,799
2025	10,350	—	—	27,406	37,756
2026	700,379	—	—	—	700,379
2027	—	—	—	—	—
Thereafter	—	—	—	—	—
Total future minimum payments	731,429	1,921	62,622	202,261	998,233
Less: amount representing interest(1)	(41,429)	(4)	(12,581)	(15,173)	(69,187)
Less: future conversion of accrued interest to principal	—	—	—	(5,999)	(5,999)
Present value of minimum debt payments	690,000	1,917	50,041	181,089	923,047
Less: current portion of debt principal	—	(1,917)	(50,041)	(76,750)	(128,708)
Noncurrent portion of debt principal	$690,000	$—	$—	$104,339	$794,339
______________
(1) Excluding debt discount of $34.0 million that will be accreted to interest expense over the term of the debt.

Letters of Credit

The Company had $4.4 million of letters of credit outstanding at December 31, 2022 and 2021 related to certain leases. In connection with these letters of credit, the Company had $4.7 million of restricted cash at December 31, 2022 and 2021.

5. Mezzanine Equity

Gates Foundation

Mezzanine equity at December 31, 2022 and 2021 is comprised of proceeds from common shares sold on May 10, 2016 to the Bill & Melinda Gates Foundation (the Gates Foundation). In 2016, the Company entered into an agreement with the Gates Foundation, where Amyris agreed to sell 292,398 shares of its common stock to the Gates Foundation in a private placement at a purchase price per share of $17.10, resulting in proceeds of $5.0 million.

Also in 2016, the Company and the Gates Foundation entered into an agreement where the Company agreed to expend an amount not less than $5 million to develop and supply a yeast strain that produces artemisinic acid and/or amorphadiene at a low cost for inclusion in therapies used to treat malaria commencing in 2017.

The Company and the Gates Foundation mutually agreed in 2022 that the Company met all commitments of the agreement.

Ingredion Contingently Redeemable Noncontrolling Interest in Subsidiary

On June 1, 2021, the Company entered into a Membership Interest Purchase Agreement (MIPA) with Ingredion Corporation (Ingredion) to purchase 31% of RealSweet LLC (RealSweet), a 100% owned Amyris, Inc. subsidiary. Total consideration was $28.5 million consisting of a $10 million cash payment, the exchange of a $4 million payable previously due to Ingredion, and $14.5 million of manufacturing intellectual property rights. The terms of the MIPA provide both parties with put/call rights under certain circumstances.

The Company recorded the $28.5 million noncontrolling interest in RealSweet as Mezzanine equity - contingently redeemable noncontrolling interest, which represents the value of Ingredion’s 31% ownership interest in the net assets of the RealSweet subsidiary and recorded a $14.5 million decrease to additional paid in capital for the difference between the fair value of the consideration received and Ingredion's ownership interest claims against the net assets of the RealSweet subsidiary. Under the terms of the MIPA, Amyris, Inc. is funding the cash construction costs of the project, which are currently estimated to be $155 million. As of December 31, 2022, the Company has funded $126.0 million towards the project and has $8.1 million of contractual purchase commitments for construction related costs.

6. Stockholders’ Equity (Deficit)

Registered Direct Offering and Private Placement

On December 29, 2022, the Company entered into securities purchase agreements with certain accredited investors where the Company agreed to sell (i) an aggregate of 33,333,334 shares of the Company’s common stock, $0.0001 par value per share and (ii) warrants to purchase up to 25,000,000 shares of common stock for $50 million through a registered direct offering and concurrent private placement:

•Registered Direct Offering: a securities purchase agreement where the Company agreed to sell (i) 20,000,000 shares of common stock and (ii) warrants to purchase up to 15,000,000 shares of common stock. The common stock was sold together with the warrants to purchase 0.75 of a share of common stock for $1.50 per unit. The warrants are exercisable at $1.80 per share for five years.

•Private Placement: a securities purchase agreement with Foris, where the Company agreed to sell to Foris, in a private placement (i) 13,333,334 shares of common stock, and (ii) warrants to purchase up to 10,000,000 shares of common stock. The shares were sold together with the warrants to purchase 0.75 of a share of common stock for $1.50 per unit. The warrants are exercisable at $1.80 per share for five years. Foris beneficially owns more than 5% of the Company’s outstanding common stock and is affiliated with individuals serving on the Company’s board of directors.

Net proceeds to the Company from the Offering were $47.7 million after expenses upon closing on December 30, 2022.

Increase in Authorized Common Stock

On May 27, 2022, through a proxy vote at the Company’s Annual Stockholder meeting, the Company’s stockholders approved an increase in the Company’s authorized common stock shares from 450 million to 550 million.

Shares Issuable under Convertible Notes

In connection with various debt transactions, the Company issued notes that are convertible into shares of common stock as follows as of December 31, 2022, at the election of each debtholder:

Debt Instrument	When Convertible	Number of Shares Instrument Is Convertible into as of December 31, 2022
2026 convertible senior notes	At any time from January 1, 2023 until November 15, 2026	86,683,389
Foris convertible note	At any time until July 1, 2023	20,370,947
		107,054,336

Warrants

The Company issues warrants in certain debt and equity transactions in order to facilitate raising equity capital or reduce borrowing costs. The Company has issued warrants exercisable for shares of common stock. The following table summarizes warrant activity for the year ended December 31, 2022:

Transaction	Year Issued	Expiration Date	Number Outstanding as of December 31, 2021	Additional Warrants Issued	Exercises	Expired	Weighted-average Exercise Price per Share of Warrants Exercised[1]	Number Outstanding as of December 31, 2022	Exercise Price per Share as of December 31, 2022
2022 registered direct offering warrants	2022	December 30, 2027	—	15,000,000	—	—	n/a	15,000,000	$1.80
2022 PIPE warrants	2022	December 30, 2027	—	10,000,000	—	—	n/a	10,000,000	$1.80
Schottenfeld warrants	2022	December 21, 2024	—	1,253,451	(1,253,451)	—	$2.87	—	$—
Foris senior note warrants	2022	September 13, 2025	—	2,046,036	—	—	n/a	2,046,036	$3.91
Blackwell / Silverback warrants	2020	July 10, 2023	1,000,000	—	—	—	n/a	1,000,000	$3.25
January 2020 warrant exercise right shares	2020	January 31, 2022	431,378	—	(431,378)	—	$2.87	—	$—
May 2019 6.50% note exchange warrants	2019	January 31, 2022	960,225	—	(960,225)	—	$2.87	—	$—
May 2017 cash warrants	2017	July 10, 2023	1,492,652	—	(904,732)	—	$2.87	587,920	$2.87
May 2017 dilution warrants	2017	July 10, 2022	56,910	—	—	(56,910)	n/a	—	$—
July 2015 related party debt exchange	2015	July 29, 2025	58,690	—	—	—	n/a	58,690	$0.15
			3,999,855	28,299,487	(3,549,786)	(56,910)	$2.87	28,692,646
__________________
1 "n/a" indicates not applicable, as there were no exercises.

Warrant Exercises

During the year ended December 31, 2022, upon the cash and cashless exercises of warrants to issue 3,549,786 shares of common stock, the Company issued 3,549,786 shares of its common stock at a weighted-average exercise price of $2.87 per share, and received cash proceeds of $6.6 million.

Right of First Investment to Certain Investors

In connection with investments in the Company, certain investors, including Vivo and DSM, have been granted a right of first investment if the Company proposes to sell securities in certain financing transactions. With these rights, such investors may subscribe for a portion of any such new financing and require the Company to comply with certain notice periods, which could discourage other investors from participating in, or cause delays in its ability to close, such a financing.

7. Consolidated Variable-interest Entities and Unconsolidated Investments

Consolidated Variable-interest Entities

Aprinnova, LLC (Aprinnova JV)

In December 2016, the Company, Nikko Chemicals Co., Ltd., and Nippon Surfactant Industries Co., Ltd., (collectively, Nikko) entered into a joint venture where the Company contributed certain intellectual property and other commercial assets relating to its business-to-business cosmetic ingredients business, as well as its Leland production facility for a 50% ownership share in the business. The Company also agreed to provide exclusive royalty-free licenses to certain of the Company's intellectual property. Nikko purchased their 50% interest in exchange for $10.0 million and the profits, if any, distributed to Nikko in cash as members of the joint venture during the three-year period from 2017 to 2019, up to a maximum of $10.0 million. Amyris accounts for the Apprinova JV on a consolidation basis, as it is considered a variable-interest entity.

The following presents the carrying amounts of the Aprinnova JV’s assets and liabilities included in the accompanying consolidated balance sheets.

December 31, (In thousands)	2022	2021
Assets	$30,373	$27,521
Liabilities	$1,857	$5,575

The Aprinnova JV's assets and liabilities are primarily comprised of cash, accounts receivable, inventory, property, plant and equipment, and accounts payable.

The change in noncontrolling interest for the Aprinnova JV for the years ended December 31, 2022 and 2021 is as follows:

Year Ended December 31, (In thousands)	2022	2021
Balance at beginning of year	$6,265	$5,319
Income attributable to noncontrolling interest	4,891	5,649
Distribution to noncontrolling interest	—	(4,703)
Balance at end of year	$11,156	$6,265

On December 15, 2022, Nikko and Nippon Surfactant Industries, Co., Ltd. (“Nissa”) entered into an agreement, where Amyris agreed to purchase 39 shares of Aprinnova from Nikko and 10 shares of Aprinnova from Nissa, which constitute 49% of Aprinnova, for $49 million, less applicable deductions and withholdings required by law. The agreement is subject to certain closing conditions, including the payment of the purchase price, $0.3 million related to an existing distribution agreement, $4.3 million related to distributable net cash flows of Apprinnova, and the receipt of required governmental authorizations, approvals, or permits. Upon closing of the transaction, which is expected to occur in the first quarter of 2023, the Company will own 99% of Aprinnova.

RealSweet LLC

On June 1, 2021, the Company entered into a Membership Interest Purchase Agreement (MIPA) with Ingredion Corporation (Ingredion) to sell 31% of RealSweet LLC (RealSweet), a 100% owned Amyris, Inc. subsidiary, which entity owns a manufacturing facility in Brazil. Total consideration was $28.5 million, consisting of $10 million cash, the exchange of a $4 million payable previously due to Ingredion, and $14.5 million of manufacturing intellectual property rights. The terms of the MIPA provide both parties with put/call rights under certain circumstances.

The Company recorded the $28.5 million noncontrolling interest in RealSweet as Mezzanine equity - contingently redeemable noncontrolling interest, which represents the value of Ingredion’s 31% ownership interest in the net assets of the RealSweet subsidiary and recorded a $14.5 million decrease to additional paid-in capital for the difference between the fair value of the consideration received and Ingredion's ownership interest claims against the net assets of the RealSweet subsidiary.

Under the terms of the MIPA, Amyris is funding the construction costs of the project, which are currently estimated to be $155 million. As of December 31, 2022, the Company has funded $126.0 million towards the project and has $8.1 million of contractual purchase commitments for construction related costs.

The following presents the carrying amounts of the RealSweet JV’s assets and liabilities included in the accompanying consolidated balance sheets.

December 31, (In thousands)	2022	2021
Assets	$158,944	$58,340
Liabilities	$36,927	$8,411

The RealSweet JV's assets and liabilities are primarily comprised of cash, property, plant and equipment, and accounts payable.

The change in contingently redeemable noncontrolling interest for the RealSweet JV for the year ended December 31, 2022 and 2021 is as follows:

Year Ended December 31, (In thousands)	2022	2021
Balance at beginning of year	$28,520	$—
Loss attributable to noncontrolling interest	(483)	—
Contribution by contingently redeemable noncontrolling interest	—	28,520
Balance at end of year	$28,037	$28,520

Clean Beauty Collaborative, Inc.

In October 2020, the Company entered into an agreement with Rosie Huntington-Whiteley, (RHW), model turned businesswoman and founder of beauty knowledge and commerce destination, RoseInc.com, for the commercialization of clean sustainable cosmetics under the Amyris umbrella using the creative design capabilities of RHW. Clean Beauty Collaborative, Inc. (CBC) was formed and is accounted for on a consolidation basis, as it is considered a variable-interest entity. The commercial launch of the new product line to the general public occurred in August 2021.

The following presents the carrying amounts of CBC assets and liabilities included in the accompanying consolidated balance sheets.

December 31, (In thousands)	2022	2021
Assets	$20,995	$10,817
Liabilities	$9,765	$5,132

CBC assets and liabilities are primarily comprised of cash, accounts receivable, prepaid expenses, inventory and accounts payable.

The change in noncontrolling interest for CBC for the years ended December 31, 2022 and 2021 is as follows:

Year Ended December 31, (In thousands)	2022	2021
Balance at beginning of year	$(7,001)	$(538)
Loss attributable to noncontrolling interest	(17,068)	(6,463)
Balance at end of year	$(24,069)	$(7,001)

Equity-method Investments

Novvi LLC

Novvi LLC (Novvi) is a U.S.-based joint venture among the Company, American Refining Group, Inc., Chevron U.S.A. Inc., and H&R Group US, Inc. Novvi's purpose is to develop, produce, and commercialize base oils, additives, and lubricants derived from Biofene for use in the automotive, commercial, and industrial lubricants markets. As of December 31, 2022, the Company held equity ownership of 16.1% in Novvi.

The Company accounts for its investment in Novvi under the equity method of accounting. The Company's share of profits and losses and impairment charges on investments in affiliates are included in “Loss from investments in affiliates” in the consolidated statements of operations. The Company is not obligated to fund Novvi's potential future losses, so the Company will not record equity-method losses that would result in the investment in Novvi falling below zero. As of December 31, 2022 and December 31, 2021, the carrying amount of the Company's equity investment in Novvi was $0.0 million and $2.7 million.

AMF Low Carbon LLC

In December 2021, MF 92 Ventures LLC (Minerva), a Minerva Foods subsidiary, and Amyris entered into an agreement to establish AMF Low Carbon LLC (AMF Low Carbon). The purpose of AMF Low Carbon is to create, develop, market, and sell its products in the recombinant proteins segment, including individual animal proteins, vegetable proteins, and other similar inputs and products. The products will be produced through a fermentation or brewing process of sugars derived from sugarcane plants. AMF Low Carbon and Amyris also entered into a license agreement and a supply agreement. The Company contributed a perpetual, exclusive, worldwide, royalty-free, non-sublicensable license to certain intellectual property to develop Heparin and products that extend the shelf life of beef in exchange for its 40% interest in AMF Low Carbon. If and when product development is successful, Amyris will manufacture and sell the products to AMF Low Carbon in return for consideration on a cost-plus fixed margin basis. Minerva is obligated to fund $7.5 million in exchange for its 60% interest in AMF Low Carbon. The initial carrying value of the equity method investment in AMF Low Carbon is $5.0 million. Under the equity method, the Company records its share of AMF Low Carbon's profits or losses in “Loss from investments in affiliates” in the consolidated statements of operations. The Company recorded a loss from investments in affiliates of $2.0 million from inception through December 31, 2022. As of December 31, 2022 and 2021, the carrying amount of the Company's equity investment in AMF Low Carbon was $3.0 million.

AccessBio LLC

In December 2021, ImmunityBio, Inc. and Amyris entered into an agreement governing the operation and management of AccessBio LLC (AccessBio). The purpose of AccessBio is the clinical development, manufacture, and commercialization of therapeutic, prophylactic, or diagnostic agent, that contains or uses the RNA Vaccine Platform or any element of the RNA Vaccine for the prevention and/or treatment of COVID-19 infection.

The Company contributed an intellectual property sublicense in certain intellectual property rights granted to Amyris under a world-wide, royalty-bearing, exclusive, sublicensable license in the Infectious Disease Research Institute (IDRI) technology and a rvRNA COVID-19 vaccine developed in connection with a collaboration and license agreement between the Company and IDRI. The sublicense contributed to AccessBio is a world-wide, royalty-bearing, exclusive license for the development and commercialization of the rvRNA COVID-19 vaccine. The Company received 50% equity interest in AccessBio with a fair value of $9.0 million in exchange for the sublicense. In accordance with the agreement, Amyris contributed an additional $1.0 million cash after closing.

The Company accounts for its investment in AccessBio using the equity method. Under the equity method, the Company records its share of AccessBio's profits or losses for each accounting period in “Loss from investments in affiliates” in the consolidated statements of operations. The Company recorded a loss on equity method investment of $4.7 million and $5.3 million for the periods ended December 31, 2022 and December 31, 2021. As of December 31, 2022 and December 31, 2021, the carrying amount of the Company's equity investment in AccessBio was $0.0 million and $3.7 million.

8. Net Loss per Share Attributable to Common Stockholders

Basic net loss per share of common stock is computed by dividing the Company’s net loss attributable to Amyris, Inc. common stockholders by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share of common stock is computed by giving effect to all potentially dilutive securities, including stock options, restricted stock units, convertible preferred stock, convertible promissory notes, common stock warrants, and contingently issuable common stock, using the treasury stock method or the as-converted method, as applicable.

The Company’s convertible preferred stock are participating securities as they contractually entitle the holders of such shares to participate in dividends and contractually require the holders of such shares to participate in the Company’s losses.

The following table presents the calculation of basic and diluted net loss per share of common stock attributable to Amyris, Inc. common stockholders:

Years Ended December 31, (In thousands, except shares and per share amounts)	2022	2021	2020
Numerator:
Net loss attributable to Amyris, Inc.	$(528,510)	$(270,969)	$(331,039)
Less: deemed dividend to preferred stockholders upon conversion of Series E preferred stock	—	—	(67,151)
Add: loss allocated to participating securities	—	507	15,879
Net loss attributable to Amyris, Inc. common stockholders, basic	(528,510)	(270,462)	(382,311)
Adjustment to loss allocated to participating securities	—	(507)	—
Interest on convertible debt	2,750	—	—
Gain from change in fair value of debt	(45,254)	—	—
Gain from change in fair value of derivative instruments	(3,883)	(14,279)	—
Net loss attributable to Amyris, Inc. common stockholders, diluted	$(574,897)	$(285,248)	$(382,311)

Denominator:
Weighted-average shares of common stock outstanding used in computing loss per share of common stock, basic	320,752,600	292,343,431	203,598,673
Basic loss per share	$(1.65)	$(0.93)	$(1.88)

Weighted-average shares of common stock outstanding	320,752,600	292,343,431	203,598,673
Effect of dilutive convertible debt	18,404,839	—	—
Effect of dilutive common stock warrants	176,555	324,200	—
Weighted-average common stock equivalents used in computing loss per share of common stock, diluted	339,333,994	292,667,631	203,598,673
Diluted loss per share	$(1.69)	$(0.97)	$(1.88)

The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share of common stock for the periods presented because including them would have been anti-dilutive:

Years Ended December 31,	2022	2021	2020
Common stock warrants and warrant exercise rights	28,633,956	5,741,297	38,248,741
Convertible promissory notes(1)	86,683,389	86,683,389	22,061,759
Stock options to purchase common stock	4,504,430	3,087,225	6,502,096
Restricted stock units	16,897,826	13,731,320	7,043,909
Contingently issuable common shares	1,187,508	5,383,580	—
Preferred shares on an as-converted basis	—	—	1,943,661
Total potentially dilutive securities excluded from computation of diluted loss per share	137,907,109	114,626,811	75,800,166
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

9. Commitments and Contingencies

Guarantor Arrangements

The Company has agreements whereby it indemnifies its executive officers and directors for certain events or occurrences while the executive officer or director is serving in his or her official capacity. The indemnification period remains enforceable for the executive officer's or director’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a director and officer insurance policy that limits its exposure and enables the Company to recover a portion of any future payments. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal and had no liabilities recorded for these agreements as of December 31, 2022 and 2021.

The Foris Convertible Note is collateralized by first-priority liens on substantially all of the Company's assets, including Company intellectual property, other than certain Company intellectual property licensed to DSM, the Company's international subsidiaries, and the Company’s ownership interests in joint ventures. Certain of the Company’s subsidiaries have guaranteed the Company’s obligations under the Foris Convertible Note.

The obligations under the DSM Term Loan are guaranteed by certain Amyris subsidiaries, and secured by a perfected security interest in certain payment obligations due to Amyris from DSM Nutritional Products Ltd.

In October 2021, the Company entered into a 10-year manufacturing partnership agreement with Renfield Manufacturing, LLC (Renfield) to provide manufacturing services and third-party logistics processes, including inventory management, warehousing, and fulfillment for certain of the Company’s consumer product lines. The Company also provided a $0.5 million letter of credit and guarantee to the lessor of the Renfield manufacturing facility, which extends through August 2032. If Renfield fails to perform under the facility lease, the Company can terminate the manufacturing agreement. The Company expects that its potential future performance under the guarantee is not probable of occurrence. Accordingly, the Company had no liabilities recorded for the guarantee as of December 31, 2022 and December 31, 2021.

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

On April 3, 2019, a securities class action complaint was filed against the Company and our CEO, John G. Melo, and former CFO, Kathleen Valiasek, in the U.S. District Court for the Northern District of California, alleging securities law violations based on statements and omissions made by the Company in 2018-2019. On February 4, 2022, the parties reached a tentative settlement of the securities class action in the amount of $13,500,000 to be paid from the Company's insurer. On November 8, 2022, the settlement agreement was fully approved by the court.

Subsequent to the filing of the securities class action complaint described above, on June 21, 2019 and October 1, 2019, respectively, two separate purported shareholder derivative complaints were filed in the U.S. District Court for the Northern District of California (Bonner v. Doerr, et al., and Carlson v. Doerr, et al.) based on similar allegations to those made in the securities class action complaint and naming the Company, and certain of the Company’s current and former officers and directors, as defendants. The derivative lawsuits sought to recover, on the Company’s behalf, unspecified damages purportedly sustained by the Company in connection with allegedly misleading statements and omissions made in connection with the Company’s securities filings. An additional shareholder derivative complaint (Kimbrough v. Melo, et al.), substantially identical to the Bonner complaint, was filed on December 18, 2020 in the U.S. District Court for the Northern District of California. By agreement, the Kimbrough and Bonner complaints were consolidated for all purposes on April 9, 2021. On June 20, 2022, the Court granted the Company's motion to dismiss Bonner's amended complaint without prejudice. Subsequently, Bonner informed the Court that it did not intend to file a second amended complaint. On August 18, 2022, the Court issued the judgment in favor of the Company and awarded the Company an immaterial amount in costs. On September 9, 2022, Bonner filed a notice of appeal of the Court's decision.

On August 23, 2020, Lavvan, Inc. (Lavvan) brought claims in arbitration against the Company under that certain Research, Collaboration and License Agreement dated March 18, 2019, as amended (RCLA), and, on September 10, 2020, Lavvan filed a suit against the Company in the U.S. District Court for the Southern District of New York (SDNY). The evidentiary hearing took place in arbitration from October 24 through 28, 2022. Both the arbitration and SDNY proceedings are currently pending, and it is not yet possible to reliably determine any potential liability that could result therefrom. The Company believes Lavvan’s claims lack merit and intends to continue to defend itself vigorously.

On February 22, 2023, Disruptional Ltd. and &Vest Beauty Labs LP, sellers of Beauty Labs International Ltd., a business acquired by the Company on August 31, 2021, filed a complaint against the Company in New York State court, alleging, among other things, a breach of contract related to earnout payments. The Company believes the Sellers’ claims lack merit and intends to defend itself vigorously.

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

10. Revenue Recognition

The following table presents revenue by primary geographical market, based on the location of the customer, as well as by major product and service:

Years Ended December 31, (In thousands)	2022				2021				2020
	Renewable Products	Licenses and Royalties	Collaborations, Grants and Other	TOTAL	Renewable Products	Licenses and Royalties	Collaborations, Grants and Other	TOTAL	Renewable Products	Licenses and Royalties	Collaborations, Grants and Other	TOTAL
Europe	$20,340	$15,329	$7,666	$43,335	$14,323	$149,800	$10,770	$174,893	$17,156	$50,991	$8,765	$76,912
North America	174,936	17,105	5,915	197,956	115,493	24,012	1,684	141,189	68,675	—	526	69,201
Asia	18,090	—	1,481	19,571	16,362	—	5,848	22,210	13,720	—	8,517	22,237
South America	5,589	—	28	5,617	1,907	—	—	1,907	4,105	—	—	4,105
Other	3,368	—	—	3,368	1,618	—	—	1,618	682	—	—	682
	$222,323	$32,434	$15,090	$269,847	$149,703	$173,812	$18,302	$341,817	$104,338	$50,991	$17,808	$173,137

The following table presents revenue by management revenue classification and by major product and service:

Years Ended December 31, (In thousands)	2022				2021				2020
	Renewable Products	Licenses and Royalties	Collaborations, Grants and Other	Total	Renewable Products	Licenses and Royalties	Collaborations, Grants and Other	Total	Renewable Products	Licenses and Royalties	Collaborations, Grants and Other	Total
Consumer	$171,484	$431	$5,003	$176,918	$91,041	$13	$934	$91,988	$51,627	$—	$—	$51,627
Technology access	50,839	32,003	10,087	92,929	58,662	173,799	17,368	249,829	52,711	50,991	17,808	121,510
	$222,323	$32,434	$15,090	$269,847	$149,703	$173,812	$18,302	$341,817	$104,338	$50,991	$17,808	$173,137

Significant Revenue Agreements

DSM Revenue Agreements

DSM Ingredients Collaboration

The Company provides DSM with research and development services for specific field of use ingredients. Revenue is recognized based on an input measure of progress as labor hours are expended each quarter. DSM funded the development work with payments of $2.0 million quarterly from October 1, 2020 to September 30, 2021 for services focused on achieving a certain fermentation yield and cost target over the twelve-month period. During the years ended December 31, 2022 and 2021, the Company recognized $4.0 million and $6.0 million of collaboration revenue in connection with the agreement.

DSM License Agreement and Contract Assignment

In March 2021, the Company and DSM entered into a license agreement and asset purchase agreement where DSM acquired exclusive rights to the Company’s Flavor and Fragrance (F&F) product portfolio. The Company granted DSM exclusive licenses covering specific intellectual property of the Company and assigned the Company’s rights and obligations under certain F&F ingredients supply agreements to DSM, in exchange for non-refundable upfront consideration totaling $150 million, and up to $235 million of contingent consideration if and when certain commercial milestones are achieved in each of the calendar years 2022 through 2024. The Company recognized $143.6 million of license and royalty revenue during the year ended December 31, 2021. The Company is recognizing revenue at the later of (1) when the underlying sales or usage has occurred and (2) the related performance obligation has been satisfied (or partially satisfied). During the year ended December 31, 2022, the Company recognized $31.8 million of license and royalty revenue.

PureCircle License and Supply Agreement

On June 1, 2021, the Company and PureCircle Limited (PureCircle), a subsidiary of Ingredion Incorporated, entered into an intellectual property license agreement under which the Company (i) granted certain intellectual property licenses to PureCircle to make, have made, commercialize, and advance the development of sustainably sourced, zero-calorie, nature-based sweeteners and potentially other types of fermentation-based ingredients, as the exclusive global business-to-business commercialization partner for the Company’s sugar reduction technology that includes fermented RebM, (ii) entered into a product supply and profit sharing agreement to provide manufacturing services and products to PureCircle, and (iii) assigned and transferred certain customer contracts to PureCircle related to the sale and distribution of RebM. Ingredion purchased 31% of the membership interests in Amyris RealSweet LLC (RealSweet), a 100% owned subsidiary of the Company, which entity owns the new manufacturing facility in Brazil. Ingredion’s purchase of the contingently redeemable noncontrolling interest in RealSweet was deemed to be an equity transaction. Under the PureCircle license agreement, the Company will continue to own and market its Purecane® consumer brand offering of tabletop and culinary sweetener products to consumers. As consideration for the license and product supply agreements, the Company received a $10 million license fee at closing and may receive additional payments of up to $35 million upon achievement of certain milestones related to RebM sales and manufacturing cost targets. Additionally, under the product supply and profit sharing agreement, the Company will earn revenues from product sales to PureCircle and a profit share from future product sales, including RebM, by PureCircle. In connection with the arrangement, the Company recognized license revenue of $10 million during the year ended December 31, 2021.

Revenue in connection with Significant Revenue Agreements

In connection with the significant revenue agreements discussed above and others previously disclosed, the Company recognized revenue for the years ended December 31, 2022 and 2021 in connection with significant revenue agreements and from all other customers as follows:

Years Ended December 31, (In thousands)	2022				2021				2020
	Renewable Products	Licenses and Royalties	Collaborations, Grants and Other	TOTAL	Renewable Products	Licenses and Royalties	Collaborations, Grants and Other	TOTAL	Renewable Products	Licenses and Royalties	Collaborations, Grants and Other	TOTAL
DSM (related party)	$18,172	$31,781	$3,994	$53,947	$19,162	$149,612	$6,000	$174,774	$946	$43,750	$7,018	$51,714
Sephora	35,159	—	—	35,159	27,640	—	—	27,640	13,802	—	—	13,802
PureCircle	3,884	158	—	4,042	2,915	10,000	—	12,915	—	—	—	—
AccessBio	—	—	—	—	—	9,000	—	9,000	—	—	—	—
Yifan	—	—	1,481	1,481	—	—	5,848	5,848	—	—	8,468	8,468
AMF Low Carbon	—	—	—	—	—	5,000	—	5,000	—	—	—	—
Firmenich	—	64	3,417	3,481	671	188	3,528	4,387	9,967	7,241	594	17,802
Givaudan	10	—	—	10	210	—	—	210	10,081	—	—	10,081
DARPA	—	—	—	—	—	—	—	—	—	—	526	526
Lavvan	—	—	—	—	—	—	—	—	—	—	—	—
Subtotal revenue from significant revenue agreements	57,225	32,003	8,892	98,120	50,598	173,800	15,376	239,774	34,796	50,991	16,606	102,393
Revenue from all other customers	165,098	431	6,198	171,727	99,105	12	2,926	102,043	69,542	—	1,202	70,744
Total revenue from all customers	$222,323	$32,434	$15,090	$269,847	$149,703	$173,812	$18,302	$341,817	$104,338	$50,991	$17,808	$173,137

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

Contract Balances

The following table provides information about accounts receivable and contract liabilities from contracts with customers:

December 31, (In thousands)	2022	2021
Accounts receivable, net	$45,775	$37,074
Accounts receivable - related party, net	$6,608	$5,667
Contract assets	$806	$4,227
Contract assets - related party	$36,638	$—
Contract liabilities	$26	$2,530
Contract liabilities, noncurrent(1)	$—	$111
______________
(1)The balances in contract liabilities, noncurrent are included in other noncurrent liabilities on the consolidated balance sheets.

Contract liabilities, current decreased by $2.5 million at December 31, 2022 as the result of satisfying certain performance obligations under collaboration agreements during the year ended December 31, 2022.

Remaining Performance Obligations

As of December 31, 2022, there were no unsatisfied performance obligations in connection with existing customer agreements.

11. Related Party Transactions

Related Party Debt

Related party debt was as follows:

	2022				2021
(In thousands)	Principal	Unaccreted Debt Discount	Fair Value Adjustment	Net	Principal	Unaccreted Debt Discount	Fair Value Adjustment	Net
DSM notes	$100,000	$(14,108)	$—	$85,892	$—	$—	$—	$—

Foris
Foris convertible note	50,041	—	3,985	54,026	50,041	—	57,386	107,427
Foris senior note	81,089	(4,772)	—	76,317	—	—	—	—
	131,130	(4,772)	3,985	130,343	50,041	—	57,386	107,427
	$231,130	$(18,880)	$3,985	$216,235	$50,041	$—	$57,386	$107,427

Related Party Equity

In September 2022, the Company issued an $80 million secured term note to Foris. As part of the arrangement, the Company issued warrants to purchase common stock.

In December 2022, the Company entered into a securities purchase agreement with Foris that resulted in the sale of shares of common stock and warrants to purchase common stock.

Related Party Revenue

The Company recognized revenue from related parties and from all other customers as follows:

Years Ended December 31, (In thousands)	2022				2021				2020
	Renewable Products	Licenses and Royalties	Collaborations, Grants and Other	Total	Renewable Products	Licenses and Royalties	Collaborations, Grants and Other	Total	Renewable Products	Licenses and Royalties	Collaborations, Grants and Other	Total
DSM	$18,172	$31,781	$3,994	$53,947	$19,162	$149,612	$6,000	$174,774	$946	$43,750	$7,018	$51,714
Daling (affiliate of a Board member)	—	—	—	—	—	—	—	—	40	—	—	40
Subtotal revenue from related parties	18,172	31,781	3,994	53,947	19,162	149,612	6,000	174,774	986	43,750	7,018	51,754
Revenue from all other customers	204,151	653	11,096	215,900	130,541	24,200	12,302	167,043	103,352	7,241	10,790	121,383
Total revenue from all customers	$222,323	$32,434	$15,090	$269,847	$149,703	$173,812	$18,302	$341,817	$104,338	$50,991	$17,808	$173,137

Related Party Accounts Receivable

Related party accounts receivable was as follows:

December 31, (In thousands)	2022	2021
DSM	$6,608	$5,667

Related Party Accounts Payable and Accrued Liabilities

Amounts due to DSM on the consolidated balance sheets include Accounts payable and accrued and other current liabilities of $3.5 million and $5.2 million at December 31, 2022 and December 31, 2021

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

12. Acquisitions

The purchase accounting for the net assets acquired, including goodwill, and the fair value of contingent consideration for the following acquisitions, is preliminarily recorded based on available information, incorporates management's best estimates, and is subject to change as additional information is obtained about the facts and circumstances that existed at the valuation date. For acquisitions that occurred during 2022, the Company expects to finalize the fair values of the assets acquired and liabilities assumed during the one-year measurement period from the date of acquisition, if any new information is obtained about facts and circumstances that existed as of the acquisition date. The net assets acquired in each transaction are generally recorded at their estimated acquisition-date fair values, while transaction costs associated with the acquisition are expensed as incurred. These transactions were accounted for by the acquisition method, and accordingly, the results of operations were included in the Company’s consolidated financial statements from their respective acquisition dates.

Interfaces Indústria E Comércio De Cosméticos Ltda.

On May 16, 2022, Amyris acquired Interfaces Indústria e Comércio de Cosméticos Ltda. (Interfaces). Interfaces is headquartered in São Paulo, Brazil and specializes in producing cosmetics for skin care, hair care, and makeup. The acquisition is deemed critical to sustain the Company’s growth, add operational resilience to its supply chain, reduce its dependency on third-party manufacturing, and increase the ability to source strategic components. Interfaces was acquired for $6.7 million, consisting of $3.4 million cash at closing and $3.3 million cash to be paid over two years.

The following table summarizes the purchase price allocation:

(In thousands)
Net tangible assets	$1,474
Goodwill	5,219
Total consideration	$6,693

Goodwill associated with this acquisition is not deductible for tax purposes.

Onda Beauty Inc.

On April 11, 2022, Amyris acquired Onda Beauty Inc. (Onda). Founded in 2014, Onda offers a curated matrix of brands as well as services, such as facials. Onda provides Amyris with a venue to test products, host events, and produce content in a luxury retail setting. Onda was acquired for $4.9 million, consisting of $1.0 million cash at closing and Amyris stock valued at $3.5 million.

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

MenoLabs, LLC.

On March 10, 2022, Amyris acquired MenoLabs, LLC, (MenoLabs), which was founded to fundamentally change how menopause is addressed by offering research-backed all-natural treatments of menopause symptoms. Amyris believes that the acquisition of MenoLabs will serve as a catalyst to accelerate growth and establish a leadership position in the fast-growing menopause market. MenoLabs was acquired for $16.2 million, consisting of $11.3 million in cash, a bridge loan of $0.5 million provided by Amyris in January 2022, 852,234 shares of Amyris stock with a fair value of $3.9 million, and contingent consideration with a fair value of $0.4 million. The contingent consideration consists of two potential payments of up to $10 million each during the 12-month period after the closing date and the fourth quarter of 2024, if both MenoLabs’s product revenues and profit margin meet certain targets.

The following table summarizes the purchase price allocation:

(In thousands)
Net tangible assets	$311
Branded products	5,600
Application	3,600
Goodwill	6,642
Total consideration	$16,153

Goodwill associated with this acquisition is expected to be deductible for tax purposes.

EcoFab LLC.

On January 26, 2022, Amyris acquired 70% of EcoFab, LLC (EcoFabulous). EcoFabulous is focused on delivering high performance, makeup artist-quality clean beauty products in ecofriendly packaging, and priced for Gen Z consumers. The purchase consideration consisted of $1.7 million in cash and 1,292,776 shares of Amyris stock with a fair value of $5.5 million.

The Mezzanine equity—contingently redeemable noncontrolling interest had a fair value of $3.1 million as of the acquisition date. Amyris has determined that EcoFab is a variable-interest entity and is accounted for in consolidation.

The following table summarizes the purchase price allocation:

(In thousands)
Goodwill (1)	10,240
Less: noncontrolling interest	$(3,072)
Total consideration	$7,168
_______________________
(1) Includes a purchase price adjustment during the fourth quarter 2022 to reclassify definite-lived intangibles to goodwill. The related accumulated amortization of intangibles was insignificant.

Goodwill associated with this acquisition is not deductible for tax purposes.

Beauty Labs International, Ltd.

On August 31, 2021, the Company closed on an agreement with Beauty Labs International Limited (Beauty Labs) to purchase the U.K.-based data sciences and machine learning technology company that has developed one of the leading consumer applications for "try before you buy" color cosmetics. The acquisition of Beauty Labs accelerates the Company's growth and market leadership in clean beauty by adding digital innovation, machine learning, and data science to further enhance the consumer experience of its family of consumer brands.

Beauty Labs was acquired for $111.9 million, consisting of cash of $13.3 million, Amyris stock of $59.5 million (including deferred stock consideration of $30 million payable within six months after the closing date), and contingent consideration with a fair value of $39.1 million to nonemployee shareholders. The contingent consideration consists of two potential payments that are based on future revenue of up to $31.3 million each, with additional payments due in the case of overperformance for the years ending on December 31, 2022 and December 31, 2023.

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

MG Empower Ltd.

On August 11, 2021, the Company closed on an agreement with MG Empower Ltd. (MG Empower) to purchase MG Empower, a U.K.-based company providing influencer marketing and digital innovation services. Amyris' acquisition of MG Empower represents its continued investment in the future of marketing innovation by establishing a unique operating model that places digital technology and influencer marketing at the core of its consumer growth strategy.

MG Empower was acquired for $14.6 million, consisting of cash of $3.1 million, Amyris stock of $7.4 million, and contingent consideration with a fair value of $4.1 million. The contingent consideration consists of three potential payments of up to $20.0 million that are based on achieving certain thresholds of revenue for the years ending on December 31, 2022, December 31, 2023 and December 31, 2024. The portion of the earnout payments due to the nonemployee shareholders are treated as consideration transferred, with a fair value of $4.1 million, which was classified as other liabilities in the accompanying consolidated balance sheets.

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

Olika Inc.

On August 11, 2021, the Company closed on an agreement with OLIKA Inc. (Olika) for the acquisition of Olika and the purchase of outstanding notes from certain Olika noteholders. Olika specializes in the clean wellness category, combining safe and effective ingredients and nature-inspired design packages. The acquisition of Olika furthers the Company's growth in clean health and beauty, and complements the Company's family of consumer brands.

Olika was acquired for $29.6 million, consisting of cash of $1.8 million, Amyris stock of $14.3 million, and contingent consideration with a fair value of $13.5 million. The contingent consideration consists of i) two potential payments of $5.0 million each that are based on achieving certain thresholds of revenue for the years ending December 31, 2022 and December 31, 2023 and; ii) two potential payments of $2.5 million each that are based on continuing employment of certain key management during predetermined measurement periods. The revenue earnout payments to all selling stockholders and the portion of the retention earnout payments to the nonemployee shareholders totaling $15.0 million are treated as consideration transferred.

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

Costa Brazil

On May 7, 2021, the Company acquired 100% of Upland 1 LLC (Costa Brazil), a company providing consumer products made and inspired by pure, potent, enriching ingredients, sustainably sourced from the Brazilian Amazon. The acquisition allows the Company to further expand its consumer product offering and to leverage its science platform and fermentation technology to develop and scale Costa Brazil products. Costa Brazil was acquired for $11.6 million. The following table summarizes the components of the purchase consideration:

(In thousands)	Paid at Closing	Contingent Consideration	Total
Cash payments	$314	$—	$314
Amyris common stock value	3,167	70,000	73,167
Fair value adjustments	—	(61,900)	(61,900)
Total consideration	$3,481	$8,100	$11,581

Total contractual contingent payments based on achieving certain targets are payable annually up to $10 million each year for six years after acquisition plus a one-time $10 million payment, upon the successful achievement of annual product revenue targets and certain cost milestones. The $11.6 million total purchase consideration is allocated to tangible net assets, identifiable intangible assets related to trademarks, trade names, website domain names, other social media intellectual property, and customer relationships based on the estimated fair value of each asset. The excess purchase price over the fair value of the net assets and identifiable intangible assets was classified as goodwill.

The following table summarizes the purchase price allocation:

(In thousands)
Net tangible assets (liabilities)	$(540)
Trademarks, trade names and other intellectual property	6,949
Customer relationships	1,158
Goodwill	4,014
Total consideration	$11,581

No portion of goodwill is deductible for tax purposes.

13. Stock-based Compensation

Stock-based Compensation Expense Related to All Plans

Stock-based compensation expense related to all employee stock compensation plans, including options, restricted stock units, and ESPP, was as follows:

Years Ended December 31, (In thousands)	2022	2021	2020
Cost of products sold	$307	$295	$0
Research and development	6,472	5,591	3,871
Sales, general and administrative	41,932	27,507	9,872
Total stock-based compensation expense	$48,711	$33,393	$13,743

Plans

2020 Equity Incentive Plan

On June 22, 2020 the Company’s 2020 Equity Incentive Plan (2020 Equity Plan) became effective. The plan will terminate in 2030. The 2020 Equity Plan provides for the grant of incentive stock options (ISOs), non-statutory stock options (NSOs), restricted stock awards, stock bonuses, stock appreciation rights, restricted stock units, and performance awards. ISOs may be granted only to Company employees or employees of its subsidiaries and affiliates. NSOs may be granted to eligible Company employees, consultants, and directors or any of the Company’s parent, subsidiaries, or affiliates. The Company is able to issue up to 30,000,000 shares pursuant to the grant of ISOs under the 2020 Equity Plan. The Leadership, Development, Inclusion, and Compensation Committee of the Board of Directors (LDICC) determines the terms of each option award, provided that ISOs are subject to statutory limitations. The LDICC also determines the exercise price for a stock option, provided that the exercise price of an option may not be less than 100% (or 110% in the case of recipients of ISOs who hold more than 10% of the Company’s stock on the option grant date) of the fair market value of the Company’s common stock on the date of grant. Options granted under the 2020 Equity Plan vest at the rate specified by the LDICC, generally, up to a term of ten years (or five years in the case of ISOs granted to 10% stockholders). In 2021, the LDICC approved the expansion of 2020 Equity Plan to cover employees in the United Kingdom and Portugal.

As of December 31, 2022, options were outstanding to purchase 4,504,430 shares of the Company's common stock granted under the 2020 and 2010 Equity Plans, with weighted-average exercise price per share of $6.72. In addition, as of December 31, 2022, restricted stock units representing the right to receive 16,897,826 shares of the Company's common stock granted under the 2020 and 2010 Equity Plans were outstanding. As of December 31, 2022, 9,190,956 shares of the Company’s common stock remained available for future awards that may be granted under the 2020 Equity Plan. Upon the effective date of the 2020 Equity Plan, the Company no longer has shares available for issuance under the 2010 Equity Plan.

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

2010 Employee Stock Purchase Plan

The 2010 Employee Stock Purchase Plan (2010 ESPP) is designed to enable eligible employees to purchase shares of the Company’s common stock at a discount. Offering periods generally commence on each May 16 and November 16, with each offering period lasting for one year and consisting of two six-month purchase periods. The purchase price for shares of common stock is the lesser of 85% of the fair market value of the Company’s common stock on the first day of the applicable offering period or the last day of each purchase period. The number of shares reserved for issuance increases automatically on January 1 of each year, starting with January 1, 2011, by a number of shares equal to 1% of the Company’s total outstanding shares as of the immediately preceding December 31. The Company’s Board of Directors or the LDICC retains the discretion to reduce the amount of the increase in any particular year. In 2018, shareholders approved an amendment to the 2010 ESPP to increase the maximum number of shares of common stock that may be issued by 1 million shares. In May 2021, shareholders approved certain amendments to the 2010 ESPP, including the extension of the 2010 ESPP for another 10 years, an 800,000 share increase in the number of shares authorized for issuance, and an extension of the annual automatic increase (or evergreen) provision by nine years. No more than 2,466,666 shares of the Company’s common stock may be issued under the amended and restated 2010 ESPP and no other shares may be added to this plan without the approval of the Company’s stockholders.

Evergreen Shares for 2020 Equity Incentive Plan and 2010 Employee Stock Purchase Plan

In March 2021, the Board approved increases to the number of shares available for issuance under the 2020 Equity Plan and the 2010 ESPP.

The increase in shares in connection with the 2020 Equity Plan represented an automatic annual increase in the number of shares available for grant and issuance under the 2020 Equity Plan of 12,247,572 shares (Evergreen Shares). This increase was equal to 5.0% of the 244,951,446 total outstanding shares of the Company’s common stock as of December 31, 2020. This automatic increase was effective as of January 1, 2021.

The increase in shares in connection with the 2010 ESPP represented an automatic annual increase in the number of shares reserved for issuance of 42,077 shares, which represents the remaining allowable under the existing 1,666,666 maximum limit for share issuance under the 2010 ESPP. This automatic increase was effective as of January 1, 2021.

Performance-based Stock Units

In May 2021, the Company’s chief operating officer received performance-based restricted stock units (COO PSUs) with a per share grant date fair value of $13.39. COO PSUs are equity awards with the final number of restricted stock units that may vest determined based on the Company’s performance against pre-established performance metrics that are related to the completed construction and the successful scaling, commissioning, and transitioning of new manufacturing facilities, and the successful launching of new brands. The performance metrics are measured from the grant date through December 31, 2022. The COO PSUs vest in six tranches contingent upon the achievement of both operational performance metrics and the chief operating officer’s continued employment with the Company. Over the measurement period, the number of COO PSUs that may vest and the related stock-based compensation expense that is recognized is adjusted upward or downward based upon the probability of achieving the operational performance metrics. Depending on the probability of achieving the operational performance metrics and certification by the Company’s Board or Leadership, Development, Inclusion, and Compensation Committee of achievement of those operational performance metrics for each tranche, the COO PSUs vesting could be from 0 to 600,000 restricted stock units. As of December 31, 2022, the Company’s management has determined that all milestones are probable of achievement. Stock-based compensation expense for this award totaled $8.0 million on the grant date and was recognized ratably through December 31, 2022. $5.0 million of stock-based compensation for the COO PSUs was recorded to general and administrative expense during the year ended December 31, 2022.

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

The CEO PSUs and the CFO PSUs both vest in four tranches contingent upon both the achievement of VWAP targets and the respective officer’s continued employment with the Company through the vesting dates. Over the measurement period, the number of PSUs that may vest and the related stock-based compensation expense that is recognized is adjusted based upon the actual date of achieving the VWAP targets. Stock-based compensation expense totaled $68.6 million for the CEO PSUs and $3.4 million for the CFO PSUs on the grant date and will be recognized ratably through July 1, 2026. $6.1 million of stock-based compensation for the CEO PSUs and CFO PSUs has been recorded to general and administrative expense during the year ended December 31, 2021. Stock-based compensation expense is not subject to reversal if the market condition is not achieved. The fair value of PSUs was determined using a Monte Carlo simulation with the following assumptions:

•Risk-free interest rate: 0.48%
•Expected volatility of the Company’s common stock: 101%

Stock Option Activity

Stock option activity is summarized as follows:

Year ended December 31,	2022	2021	2020
Options granted	2,095,095	734,056	1,269,808
Weighted-average grant-date fair value per share	$2.97	$13.54	$3.75
Compensation expense related to stock options (in millions)	$3.5	$1.8	$1.7
Unrecognized compensation costs as of December 31 (in millions)	$7.5	$7.8	$5.2

The Company expects to recognize the December 31, 2022 balance of unrecognized costs over a weighted-average period of 3.0 years. Future option grants will increase the amount of compensation expense to be recorded in these periods.

Stock-based compensation expense for stock options and employee stock purchase plan rights is estimated at the grant date and offering date based on a fair-value using the Black-Scholes-Merton option pricing model. The fair value of employee stock options is amortized on a ratable basis over the service period. The fair value of employee stock options and employee stock purchase plan rights was estimated using the following weighted-average assumptions:

Years Ended December 31,	2022	2021	2020
Expected dividend yield	—%	—%	—%
Risk-free interest rate	2.9%	1.2%	0.7%
Expected term (in years)	6.5	6.7	6.9
Expected volatility	102%	97%	89%

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

The Company’s stock option activity and related information for the year ended December 31, 2022 was as follows:

	Number of Stock Options	Weighted- average Exercise Price	Weighted-average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding - December 31, 2021	3,087,225	$9.91	7.1	$2,580
Options granted	2,095,095	$2.97
Options exercised	(36,021)	$2.84
Options forfeited or expired	(641,869)	$10.05
Outstanding - December 31, 2022	4,504,430	$6.72	7.4	$—
Vested or expected to vest after December 31, 2022	4,277,955	$6.86	7.3	$0
Exercisable at December 31, 2022	1,873,164	$10.11	5.4	$0

The total intrinsic value of options exercised under all option plans was $0.1 million, $6.7 million, and $0 for the years ended December 31, 2022, 2021, and 2020.

Restricted Stock Units (Including Performance-based Stock Units) Activity and Expense

During the years ended December 31, 2022, 2021, and 2020, 8,540,083, 10,786,300, and 4,415,209 RSUs, were granted with weighted-average service-inception date fair value per unit of $3.24, $12.27, and $3.72. The Company recognized RSU-related stock-based compensation expense of $44.2 million, $30.7 million, and $11.4 million, for the years ended December 31, 2022, 2021, and 2020. As of December 31, 2022 and 2021, unrecognized RSU-related compensation costs totaled $92.0 million and $116.9 million.

Stock-based compensation expense for RSUs is measured based on the NASDAQ closing price of the Company's common stock on the date of grant.

The Company’s RSU activity and related information for the year ended December 31, 2022 was as follows:

	Number of Restricted Stock Units	Weighted-average Grant-date Fair Value	Weighted-average Remaining Contractual Life (in years)
Outstanding - December 31, 2021	13,731,320	$9.99	2.8
Awarded	8,540,083	$3.24
Vested	(3,877,029)	$6.35
Forfeited	(1,496,548)	$6.17
Outstanding - December 31, 2022	16,897,826	$7.75	2.2
Vested or expected to vest after December 31, 2022	14,135,246	$7.35	2.1

ESPP Activity and Expense

During the years ended December 31, 2022, 2021, and 2020, 722,909, 290,063, and 357,655 shares, of the Company's common stock were purchased under the 2010 ESPP. At December 31, 2022 and 2021, 3,430,098 and 1,046,869 shares of the Company’s common stock remained reserved for issuance under the 2010 ESPP.

During the years ended December 31, 2022, 2021, and 2020, the Company recognized ESPP-related stock-based compensation expense of $1.1 million, $0.9 million and $0.6 million.

14. Income Taxes

The components of loss before income taxes and loss from investment in affiliates are as follows:

Years Ended December 31, (In thousands)	2022	2021	2020
United States	$(506,276)	$(268,423)	$(324,720)
Foreign	(24,931)	(10,660)	(6,015)
Net loss before income taxes	$(531,207)	$(279,083)	$(330,735)

The components of the (benefit from) provision for income taxes are as follows:

Years Ended December 31, (In thousands)	2022	2021	2020
Current:
Federal	$—	$(7,478)	$293
State	(17)	—	—
Foreign	4	—	—
Total current (benefit) provision	(13)	(7,478)	293
Deferred:
Federal	(467)	(326)	—
State	—	(22)	—
Foreign	(2,217)	(288)	—
Total deferred (benefit) provision	(2,684)	(636)	—
Total (benefit from) provision for income taxes	$(2,697)	$(8,114)	$293

A reconciliation between the statutory federal income tax and the Company’s effective tax rates as a percentage of loss before income taxes and loss from investments in affiliates is as follows:

Years Ended December 31,	2022	2021	2020
Statutory tax rate	(21.0)%	(21.0)%	(21.0)%
Change in fair value of convertible debt	(2.1)%	2.9%	5.7%
Derivative liability	(0.1)%	2.2%	4.8%
Federal R&D credit	(0.6)%	(0.9)%	(0.6)%
Foreign losses	0.3%	0.7%	0.4%
IRC Section 382 limitation	—%	(2.7)%	—%
Nondeductible interest	0.1%	0.3%	0.5%
Stock-based compensation	—%	(1.5)%	—%
Other	0.4%	1.3%	0.3%
Change in valuation allowance	22.5%	15.7%	10.0%
Effective income tax rate	(0.5)%	(3.0)%	0.1%

Temporary differences and carryforwards that gave rise to significant portions of deferred taxes are as follows:

December 31, (In thousands)	2022	2021	2020
Net operating loss carryforwards	$287,519	$179,921	$123,638
Property, plant and equipment	6,424	6,239	6,965
Research and development credits	27,332	22,463	18,279
Foreign tax credit	—	—	—
Accruals and reserves	26,689	10,094	12,003
Stock-based compensation	2,626	3,530	4,291
Disallowed interest carryforward	15,858	12,922	10,843
Capitalized research and development costs	25,958	10,903	16,390
Intangible assets and other	—	—	1,888
Equity investments	—	—	531
Total deferred tax assets	392,406	246,072	194,828
Intangible assets and other	(6,887)	(6,611)	—
Equity investments	(229)	(515)	—
Operating lease right-of-use assets	(17,700)	(4,783)	(2,051)
Debt discounts and derivatives	—	(79,845)	(774)
Total deferred tax liabilities	(24,816)	(91,754)	(2,825)
Net deferred tax assets prior to valuation allowance	367,590	154,318	192,003
Less: deferred tax assets valuation allowance	(369,325)	(158,597)	(192,003)
Net deferred tax assets	$(1,735)	$(4,279)	$—

Activity in the deferred tax assets valuation allowance is summarized as follows:

(In thousands)	Balance at Beginning of Year	Additions	Reductions / Charges	Balance at End of Year
Deferred tax assets valuation allowance:
Year ended December 31, 2022	$158,597	$210,728	$—	$369,325
Year ended December 31, 2021	$192,003	$—	$(33,406)	$158,597
Year ended December 31, 2020	$153,635	$38,368	$—	$192,003

Recognition of deferred tax assets is appropriate when realization of such assets is more likely than not. Based on the weight of available evidence, especially the uncertainties surrounding the realization of deferred tax assets through future taxable income, the Company believes that it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, the Company has provided a full valuation allowance against its net deferred tax assets as of December 31, 2022, 2021, and 2020. The valuation allowance increased by $210.7 million during the year ended December 31, 2022, decreased by $33.4 million during the year ended December 31, 2021, and increased by $38.4 million during the year ended December 31, 2020.

In connection with the acquisition of Onda on April 11, 2022, a net deferred tax liability of $467,000 was established, the most significant component of which is related to book/tax basis differences associated with the acquired trademark and customer relationships. The net deferred tax liability from this acquisition created an additional source of income to realize deferred tax assets. As the Company continues to maintain a full valuation allowance against its deferred tax assets, this additional source of income resulted in the release of the Company’s previously recorded valuation allowance against deferred assets. Consistent with the applicable guidance the release of the valuation allowance of $348,000 caused by the acquisition was recorded in the consolidated financial statements outside of acquisition accounting as a tax benefit to the consolidated statements of operations.

In connection with the acquisition of MG Empower and Beauty Labs on August 11, 2021, a net deferred tax liability of $4.3 million was established, the most significant component of which is related to book/tax basis differences associated with the acquired technology and customer relationships. The amortization of the intangibles also contributed to the deferred tax benefit recorded in the foreign jurisdictions in the current year.

On August 16, 2022, President Biden signed the Inflation Reduction Act (IRA) into law. Notably, the IRA established a 15% Corporate Alternative Minimum Tax (CAMT) on corporations with an average annual finance statement income (AFSI) in excess of $1 billion (based on the prior three years), and established a 1% excise tax on stock buybacks from publicly traded corporations. Both provisions are effective after December 31, 2022. As the Company’s AFSI is lower than $1 billion, the Company is not expected to be impacted by the 15% CAMT. For the excise tax, because the tax is not based on a measure of income, it is not an income tax, and therefore is not within the scope of ASC 740. The IRA also introduced a myriad of clean energy incentive tax credits that are unlikely to be applicable to the Company.

As of December 31, 2022, the Company had federal net operating loss carryforwards of $1.2 billion and state net operating loss carryforwards of $291 million available to reduce future taxable income, if any. The Internal Revenue Code of 1986, as amended, imposes restrictions on the utilization of net operating losses in the event of an “ownership change” of a corporation. Accordingly, a company’s ability to use net operating losses may be limited as prescribed under Internal Revenue Code Section 382 (IRC Section 382). Events that may cause limitations in the amount of net operating losses that the Company may use in any one year include, but are not limited to, a cumulative ownership change of more than 50% over a three-year period. During the year ended December 31, 2021, the Company experienced a greater than 50% ownership shift on March 31, 2021. Per the Section 382 analysis, this 2021 ownership change did not result in a limitation such that there would be any permanent loss of NOL or research tax credit carryovers. Any NOLs and other tax attributes generated by the Company subsequent to March 31, 2021 are currently not subject to any IRC Section 382 limitations. Federal net operating losses generated during 2018 through 2022 have an indefinite carryover life and NOL utilization is limited to 80% of taxable income. As of December 31, 2022, the Company had foreign net operating loss carryovers of $70 million.

As of December 31, 2022, the Company had federal research and development credit carryforwards of $11 million and California research and development credit carryforwards of $21 million.

If not utilized, the federal net operating loss carryforward will begin expiring in 2034, and the California net operating loss carryforward will begin expiring in 2031. The federal research and development credit carryforwards will expire starting in 2037 if not utilized. The California research and development credit carryforwards can be carried forward indefinitely.

A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

(In thousands)
Balance as of December 31, 2019	$31,538
Increases in tax positions for prior period	—
Increases in tax positions during current period	1,556
Balance as of December 31, 2020	$33,094
Lapse of statute	(6,564)
Increases in tax positions for prior period	—
Increases in tax positions during current period	1,979
Balance as of December 31, 2021	$28,509
Lapse of statute	(17)
Increases in tax positions for prior period	—
Increases in tax positions during current period	2,296
Balance as of December 31, 2022	$30,788

The Company’s policy is to include interest and penalties related to unrecognized tax benefits within the provision for income taxes. The Company accrued $0, $0 and $0.3 million for such interest for the years ended December 31, 2022, 2021 and 2020.

None of the unrecognized tax benefits, if recognized, would affect the effective income tax rate for any of the above years due to the valuation allowance that currently offsets deferred tax assets.

The Company’s primary tax jurisdiction is the United States. For U.S. federal and state income tax purposes, returns for tax years from 2008 through the current year remain open and subject to examination by the appropriate federal or state taxing authorities. Brazil tax years from 2013 through the current year remain open and subject to examination.

As of December 31, 2022, the U.S. Internal Revenue Service (the IRS) has completed its audit of the Company for tax year 2008 and concluded that there were no adjustments resulting from the audit. While the statutes are closed for tax year 2008, the U.S. federal tax carryforwards (net operating losses and tax credits) may be adjusted by the IRS in the year in which the carryforward is utilized.

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

Revenue

Revenue by geography, based on each customer's location, is shown in Note 10, "Revenue Recognition".

Property, Plant and Equipment

December 31, (In thousands)	2022	2021
United States	$30,840	$18,537
Brazil	148,108	54,247
Europe	3,276	51
	$182,224	$72,835

16. Subsequent Events

Amendment to Share Purchase Agreement

On February 13, 2023, Amyris entered into an amendment to the agreement to purchase 49% of Aprinnova, LLC (“Aprinnova”). The parties agreed to extend the closing until March 17, 2023, upon which closing Amyris will own 99% of Aprinnova. Amyris agreed to pay interest on the purchase consideration and certain other amounts from February 14, 2023 through the closing date.

Asset Purchase Agreement

On February 21, 2023, Amyris and Givaudan SA (“Givaudan”) entered into an agreement where Amyris will sell, assign, or license certain of its cosmetic ingredients businesses to Givaudan, including an assignment of certain distribution agreements, a sale of certain trademarks, and a grant of an exclusive, worldwide, irrevocable license to distribute, market and sell Neossance® Squalane emollient, Neossance® Hemisqualane silicone alternative, and CleanScreen™ sun protector in cosmetics actives for $200.0 million in cash at closing and up to $150.0 million in earn-out payments over three years. The companies also entered into a long-term partnership agreement for the manufacturing of cosmetic ingredients by Amyris for Givaudan.

Perrara Bridge Loan

On March 10, 2023, Amyris and Perrara Ventures, LLC, a Foris affiliate, entered into an agreement to make available to Amyris a secured term bridge loan of $50 million, to be funded in one or more advances, which will become due when the Givaudan transaction closes or within 90 days, whichever is earlier. Foris is a shareholder of the Company and is affiliated with John Doerr, a member of the Company’s Board of Directors.

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

Under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2022.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Securities Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2022 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) Internal Control-Integrated Framework (2013). Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. Based on our assessment and those criteria, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2022.

Under guidelines established by the SEC, companies are allowed to exclude an acquired business from management's report on internal control over financial reporting for the first year subsequent to the acquisition while integrating the acquired operations. Accordingly, management has excluded EcoFab LLC, MenoLabs, LLC, Onda Beauty Inc., and Interfaces Indústria e Comércio de Cosméticos Ltda. from its annual report on internal control over financial reporting as of December 31, 2022. These acquired businesses collectively represented approximately 2% and 3% of the Company's consolidated total assets and total revenue, respectively, for the year ended December 31, 2022.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2022 has been audited by Macias, Gini & O’Connell LLP, an independent registered public accounting firm, as stated in their report. Macias Gini & O’Connell, LLP's report on the consolidated financial statements appears under Part II, Item 8 of this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the year ended December 31, 2022.

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

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

Certain information required by Part III is omitted from this Form 10-K because the registrant will file with the U.S. Securities and Exchange Commission a definitive proxy statement pursuant to Regulation 14A of the Exchange Act in connection with the solicitation of proxies for the Company’s 2023 Annual Meeting of Stockholders (the 2023 Proxy Statement) within 120 days after the end of the fiscal year covered by this Form 10-K, and certain information included therein is incorporated herein by reference.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required under this Item 10 is incorporated by reference to the 2023 Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION

The information required under this Item 11 is incorporated by reference to the 2023 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required under this Item 12 is incorporated by reference to the 2023 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required under this Item 13 is incorporated by reference to the 2023 Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required under this Item 14 is incorporated by reference to the 2023 Proxy Statement.

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

2.Financial Statement Schedule:
a.Allowance for doubtful accounts: see Note 2, "Balance Sheet Details" in Part II, Item 8 of this Annual Report on Form 10-K.
b.Deferred tax assets valuation allowance: see Note 14, "Income Taxes" in Part II, Item 8 of this Annual Report on Form 10-K.

3.Exhibits: See "Index to Exhibits" below.

ITEM 16. FORM 10-K SUMMARY

None.

INDEX TO EXHIBITS

Exhibit
No.		Description
2.01 [a]	*	Quota Purchase Agreement, dated November 17, 2017, among registrant, AB Technologies LLC and DSM Produtos Nutricionais Brasil S.A.
2.02	*	Amendment No. 1, dated December 28, 2017, to the Quota Purchase Agreement, dated November 17, 2017, among registrant, AB Technologies LLC and DSM Produtos Nutricionais Brasil S.A.
2.03	*	Amendment No. 2, dated April 16, 2019, to the Quota Purchase Agreement, dated November 17, 2017, among registrant, AB Technologies LLC and DSM Produtos Nutricionais Brasil S.A.
2.04	*	Amendment No. 3, dated February 24, 2020, to the Quota Purchase Agreement, dated November 17, 2017, among registrant, AB Technologies LLC and DSM Produtos Nutricionais Brasil S.A.
2.05	*	Amendment No. 4, dated as of March 30, 2020, to the Quota Purchase Agreement, dated November 17, 2017, among registrant, AB Technologies LLC and DSM Produtos Nutricionais Brasil S.A.
2.06	*	Amendment No. 5, dated May 22, 2020, to the Quota Purchase Agreement, dated November 17, 2017, among registrant, AB Technologies LLC and DSM Produtos Nutricionais Brasil S.A.
2.07 [b]	*	Equity Purchase Agreement, dated October 31, 2019, between registrant and Cosan US, Inc.
3.01	*	Restated Certificate of Incorporation
3.02	*	Certificate of Amendment, dated May 9, 2013, to Restated Certificate of Incorporation
3.03	*	Certificate of Amendment, dated May 12, 2014, to Restated Certificate of Incorporation
3.04	*	Certificate of Amendment, dated September 18, 2015, to Restated Certificate of Incorporation
3.05	*	Certificate of Amendment, dated May 18, 2016, to Restated Certificate of Incorporation
3.06	*	Certificate of Amendment, dated June 5, 2017, to Restated Certificate of Incorporation
3.07	*	Certificate of Amendment of the Restated Certificate of Incorporation dated May 29, 2020
3.08	*	Certificate of Amendment of the Restated Certificate of Incorporation dated May 28, 2021
3.09	*	Certificate of Amendment of the Restated Certificate of Incorporation dated June 10, 2022
3.10	*	Amended and Restated Bylaws
4.01	*	Specimen of Common Stock Certificate
4.02 [a]	*	Agreement, dated February 23, 2012, among registrant, Maxwell (Mauritius) Pte Ltd, Naxyris SA, Biolding Investment S.A., and Sualk Capital Ltd.
4.03	*	Exchange Agreement, dated July 26, 2015, between registrant and the investors listed therein
4.04	*	Letter Agreement dated as of July 29, 2015 among registrant and registrant’s security holders listed therein
4.05	*	Warrant to Purchase Stock issued July 29, 2015 by registrant to Maxwell (Mauritius) Pte Ltd
4.06	*	Warrant to Purchase Stock issued July 29, 2015 by registrant to Maxwell (Mauritius) Pte Ltd
4.07	*	Securities Purchase Agreement, dated April 8, 2016, between registrant and Bill & Melinda Gates Foundation
4.08	*	Letter Agreement re Charitable Purposes and Use of Funds, dated April 8, 2016, between registrant and the Bill & Melinda Gates Foundation
4.09	*	Form of Securities Purchase Agreement, dated May 8, 2017, between registrant and the other parties thereto
4.10	*	Amendment No. 1, dated May 30, 2017 to Securities Purchase Agreement, dated May 8, 2017, between registrant and the other parties thereto
4.11	*	Form of Common Stock Purchase Warrant (Cash Warrant) issued May 11, 2017 by registrant to the purchasers thereof (found at Exhibit C-1, herein)

4.12	*	Form of Common Stock Purchase Warrant (Dilution Warrant) issued May 11, 2017 by registrant to the purchasers thereof (found at Exhibit C-2, herein)
4.13	*	Stockholder Agreement, dated May 11, 2017, between registrant and DSM International B.V.
4.14 [a]	*	Amended and Restated Stockholder Agreement, dated August 7, 2017, between registrant and DSM International B.V.
4.15	*	Common Stock Purchase Warrant (Cash Warrant), issued May 31, 2017, by registrant to the investor named therein
4.16	*	Securities Purchase Agreement, dated August 2, 2017, between registrant and DSM International B.V.
4.17	~~*~~	Form of Stockholder Agreement, dated August 3, 2017, between registrant and affiliates of Vivo Capital LLC (found at Exhibit C, herein)
4.18	~~*~~	Common Stock Purchase Warrant issued May 10, 2019 by registrant to Silverback Opportunistic Credit Master Fund Limited
4.19	*	Form of Security Purchase Agreement, dated January 31, 2020, between registrant and certain investors
4.20	*	Form of Right to Purchase Shares of Common Stock issued January 31, 2020 by registrant to certain investors (found at Exhibit A, herein)
4.21	*	Form of Warrant Amendment Agreement, dated January 31, 2020, between registrant and certain investors
4.22	*	Warrant Amendment Agreement, dated May 1, 2020, between registrant and LMAP Kappa Limited
4.23	*	Rights Amendment Agreement, dated May 1, 2020, between registrant and Silverback Opportunistic Credit Master Fund Limited
4.24	*	Form of Security Purchase Agreement, dated June 1, 2020 or June 4, 2020, between registrant and certain accredited investors
4.25	*	Form of Amendment to Warrants to Purchase Shares of Common Stock, dated October 23, 2020, between registrant and certain investors
4.26	*	Indenture, dated as of November 15, 2021, by and between registrant and U.S. Bank National Association, as trustee
4.27	*	Description of Registrant’s Securities Registered Under Section 12 of the Exchange Act
4.28	*	Common Stock Purchase Warrant issued September 13, 2022 by the Company to Foris Ventures, LLC
4.29	*	Form of Registered Warrant
4.30	*	Form of Unregistered Warrant
10.01	*	Lease, dated August 22, 2007, between registrant and ES East Associates, LLC
10.02	*	First Amendment, dated March 10, 2008, to Lease, dated August 22, 2007, between registrant and ES East Associates, LLC
10.03	*	Second Amendment, dated April 25, 2008, to Lease, dated August 22, 2007, between registrant and ES East Associates, LLC
10.04	*	Third Amendment, dated July 31, 2008, to Lease, dated August 22, 2007, between registrant and ES East Associates, LLC
10.05	*	Fourth Amendment, dated November 14, 2009, to Lease, dated August 22, 2007, between registrant and ES East Associates, LLC
10.06	*	Fifth Amendment, dated October 15, 2010, to Lease, dated August 22, 2007, between registrant and ES East, LLC
10.07	*	Sixth Amendment, dated April 30, 2013, to Lease, dated August 22, 2007, between registrant and ES East, LLC
10.08	*	Seventh Amendment, dated June 27, 2022, to Lease, dated August 22, 2007, between registrant and ES East, LLC
10.09	*	Fourth Amendment, dated June 27, 2022, to Lease, dated April 25, 2008, between registrant and EmeryStation Triangle, LLC
10.10	*	Lease dated April 25, 2008 between registrant and EmeryStation Triangle, LLC
10.11	*	Letter, dated April 25, 2008, amending Lease between registrant and EmeryStation Triangle, LLC

10.12	*	Second Amendment, dated February 5, 2010, to Lease, dated April 25, 2008, between registrant and EmeryStation Triangle, LLC
10.13	*	Third Amendment, dated May 1, 2013, to Lease, dated April 25, 2008, between registrant and EmeryStation Triangle, LLC
10.14	*	Pilot Plant Expansion Right Letter dated December 22, 2008 between registrant and EmeryStation Triangle, LLC
10.15 a c	*	Lease Agreement, dated August 10, 2011, between Amyris Brasil Ltda. And Techno Park Empreendimentos e Administração Imobiliária Ltda.
10.16 a c	*	First Amendment, dated July 31, 2013, to Lease Agreement, dated August 10, 2011, between Amyris Brasil Ltda. And Techno Park Empreendimentos e Administração Imobiliária Ltda.
10.17 [c]	*	Second Amendment, dated October 31, 2015, to Lease Agreement, dated August 10, 2011, between Amyris Brasil Ltda. And Techno Park Empreendimentos e Administração Imobiliária Ltda.
10.18 [c]	*	Third Amendment, dated March 30, 2016, to Lease Agreement, dated August 10, 2011, between Amyris Brasil Ltda. And Techno Park Empreendimentos e Administração Imobiliária Ltda.
10.19 [c]	*	Fourth Amendment, dated May 7, 2019, to Lease Agreement, dated August 10, 2011, between Amyris Brasil Ltda. And Techno Park Empreendimentos e Administração Imobiliária Ltda.
10.20 [c]	*
Private Instrument of Non-Residential Real Estate Lease Agreement, dated March 31, 2008, between Lucio Tomasiello and Amyris Brasil S.A. (including Amendment No. 1, dated July 5, 2008, and Amendment No. 2, dated October 30, 2008)

10.21 a c	*	Third Amendment, dated October 1, 2012, to the Private Instrument of Non Residential Real Estate Lease Agreement, dated March 31, 2008, between Lucio Tomasiello and Amyris Brasil Ltda.
10.22 [a] [c]	*
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

10.26 [c]	*
Eight Amendment, dated December 9, 2019, to the Private Instrument of Non-Residential Real Estate Lease Agreement, dated March 31, 2008, among Amyris Brasil Ltda., Lucius Tomasiello and Mauricio Tomasiello

10.27	*	Lease Agreement, dated May 10, 2019, between Amyris Brotas Fermemtação de Performance Ltda. and Raízen Energia S.A.
10.28	*	1st Amendment to the Lease Agreement, dated August 13, 2020, between Amyris Brotas Fermemtação de Performance Ltda. and Raízen Energia S.A.
10.29	*	Guaranty of Lease, dated October 13, 2021, by Amyris, Inc. for the benefit of CP Logistics NVCC IV, LLC
10.30 [a]	*	Joint Venture Agreement, dated December 6, 2016, among registrant, Nikko Chemicals Co. Ltd., and Nippon Surfactant Industries Co., Ltd.
10.31 [a]	*	First Amended and Restated LLC Operating Agreement of Aprinnova, LLC (f/k/a Neossance, LLC) dated December 6, 2016
10.32 [b]	*	Supply Agreement, dated December 28, 2017, between registrant and DSM Produtos Nutricionais Brasil S.A.
10.33 [b]	*	Amendment No. 1, dated November 19, 2018, to Supply Agreement, dated December 28, 2017, between registrant and DSM Nutritional Products AG, as assignee of DSM Produtos Nutricionais Brasil S.A.

10.34 [b]	*	Amendment No. 2, dated April 16, 2019, to Supply Agreement, dated December 28, 2017 between registrant and DSM Nutritional Products AG, as assignee of DSM Produtos Nutricionais Brasil S.A.
10.35	*	Amendment No. 3, dated October 3, 2019, to Supply Agreement, dated December 28, 2017, between registrant and DSM Nutritional Products AG, as assignee of DSM Produtos Nutricionais Brasil S.A.
10.36 [a]	*	Amendment No. 4, dated December 18, 2020, to Supply Agreement, dated December 21, 2020, between registrant and DSM Nutritional Products AG, as assignee of DSM Produtos Nutricionais Brasil S.A.
10.37	*	Amendment No. 5, dated March 31, 2021, to Supply Agreement, dated December 28, 2017, between us and DSM Nutritional Products AG, as assignee of DSM Produtos Nutricionais Brasil S.A.
10.38	*	Assignment Agreement, dated December 31, 2018, between registrant and Hangzhou Xinfu Science & Tech Co. Ltd
10.39 [b]	*	Assignment and Assumption Agreement, dated April 16, 2019, among registrant, DSM Nutritional Products AG and DSM Nutritional Products Europe Ltd.
10.40	*	Amended and Restated Loan and Security Agreement, dated October 28, 2019, by and among the Company, the Subsidiary Guarantors and Foris Ventures, LLC
10.41	*	Amendment No. 1 to Amended and Restated Loan And Security Agreement, dated June 1, 2020, between registrant and Foris Ventures, LLC
10.42	*	Amendment to Amended and Restated Loan and Security Agreement, dated November 9, 2021, between registrant and Foris Ventures, LLC
10.43	*	Amendment to Amended and Restated Loan and Security Agreement, dated June 30, 2022, between registrant and Foris Ventures, LLC
10.44	*	Loan and Security Agreement dated September 13, 2022, by and among the Company, the Subsidiary Guarantors and Foris Ventures, LLC
10.45	*	Amendment and Restatement Agreement, dated September 27, 2022, by and among the Company, the Subsidiary Guarantors and Foris Ventures, LLC
10.46	*	Loan and Security Agreement dated October 11, 2022, by and among the Company, the Subsidiary Guarantors and DSM Finance B.V.
10.47	*	Amended and Restated Loan and Security Agreement, dated December 12, 2022, between registrant and DSM Finance B.V.
10.48	*b	Aprinnova, LLC Share Purchase Agreement, dated December 15, 2022, between registrant, Nikko Co., Ltd., Nippon Surfactant Industries Co., Ltd., and Aprinnova, LLC
10.49	*	Form of RDO Securities Purchase Agreement
10.50	*	Form of PIPE Security Purchase Agreement
10.51 [a]	*	Farnesene Framework Agreement, dated December 18, 2020, between registrant and DSM Nutritional Products Ltd.
10.52	*	Asset Purchase Agreement, dated March 31, 2021, between us and DSM Nutritional Products Ltd.
10.53	*†	Offer Letter dated September 27, 2006 between registrant and John Melo
10.54	*†	Amendment, dated December 18, 2008, to Offer Letter, dated September 27, 2006, between registrant and John Melo
10.55	*†	Amendment #1, dated May 30, 2018, to Executive Severance Plan Participation Agreement, dated December 18, 2013, between the registrant and John Melo
10.56	*†	Offer Letter, dated June 5, 2017, between registrant and Nicole Kelsey
10.57	*†	Amendment, dated September 18, 2017, to Offer Letter, dated June 5, 2017, between registrant and Nicole Kelsey
10.58	*†	Offer Letter, dated October 5, 2017, between registrant and Eduardo Alvarez
10.59	*†	Offer Letter, dated February 6, 2020, between registrant and Han Kieftenbeld
10.60	*†	2010 Equity Incentive Plan, as amended on May 22, 2018, and forms of award agreements thereunder
10.61	*†	Amended and Restated 2010 Employee Stock Purchase Plan

10.62	*†	2020 Equity Incentive Plan
10.63	*†	Form of Restricted Stock Unit Agreement for 2020 Equity Incentive Plan, as amended
10.64	*†	Form of Stock Option Agreement for 2020 Equity Incentive Plan, as amended
10.65	*†	Performance-vesting restricted stock unit award, dated August 2, 2021, between the registrant and John Melo (found at Addendum A, herein)
10.66	**†	Executive Severance Plan, effective May 17, 2022
10.67	*†	Compensation arrangements between registrant and its non-employee directors
10.68	*†	Compensation arrangements between registrant and its executive officers
10.69	*†	Form of Indemnity Agreement between registrant and its directors and executive officers
21.01	**	List of subsidiaries
23.01	**	Consent of Macias Gini & O’Connell LLP, independent registered public accounting firm
24.01	**	Power of Attorney (included on signature page to this Form 10-K)
31.01	**	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(c) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.02	**	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(c) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.01	***	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.02	***	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	**	XBRL Instance Document
101.SCH	**	XBRL Taxonomy Extension Schema Document
101.CAL	**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	**	XBRL Taxonomy Extension Presentation Linkbase Document
104		Cover Page Interactive Data File (embedded within the Inline XBRL document)

a	Portions of this exhibit, which have been granted confidential treatment by the Securities and Exchange Commission, have been omitted.
b	Portions of this exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K promulgated under the Exchange Act.
c	Translation to English from Portuguese in accordance with Rule 12b-12(d) of the regulations promulgated by the Securities and Exchange Commission under the Exchange Act.
†	Management contract or compensatory plan or arrangement.
*	Incorporated by reference as an exhibit to this Report.
**	Filed with this Report.
***	Furnished with this Report

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMYRIS, INC.

By:	/s/ John G. Melo
John G. Melo
President and Chief Executive Officer
March 16, 2023

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

Signature	Title	Date

/s/ John G. Melo John G. Melo	Director, President and Chief Executive Officer (Principal Executive Officer)	March 16, 2023

/s/ Han Kieftenbeld Han Kieftenbeld	Chief Financial Officer (Principal Financial Officer)	March 16, 2023

/s/ Elizabeth E. Dreyer Elizabeth E. Dreyer	Chief Accounting Officer (Principal Accounting Officer)	March 16, 2023

/s/ John Doerr John Doerr	Director	March 16, 2023

/s/ Ana Dutra Ana Dutra	Director	March 16, 2023

/s/ Geoffrey Duyk Geoffrey Duyk	Director	March 16, 2023

/s/ Philip Eykerman Philip Eykerman	Director	March 16, 2023

/s/ Frank Kung Frank Kung	Director	March 16, 2023

/s/ James McCann James McCann	Director	March 16, 2023

/s/ Steve Mills Steve Mills	Director	March 16, 2023

/s/ Ryan Panchadsaram Ryan Panchadsaram	Director	March 16, 2023

/s/ Lisa Qi Lisa Qi	Director	March 16, 2023

/s/ Julie Washington Julie Washington	Director	March 16, 2023