Form 10-Q
period 2023-03-31
AMYRIS, INC.
filed 2023-05-10
CIK 1365916

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Shares outstanding of the Registrant's common stock:

Class	Outstanding as of May 5, 2023
Common Stock, $0.0001 par value per share	369,385,614

AMYRIS, INC.

PART I

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
AMYRIS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In thousands, except shares and per share amounts)	March 31, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$11,245	$64,437
Restricted cash	71	71
Accounts receivable, net of allowance of $997 and $995	36,842	45,775
Accounts receivable - related party, net of allowance of $0 and $0	10,836	6,608
Contract assets	3,872	806
Contract assets - related party	33,679	36,638
Inventories	109,021	111,880
Prepaid expenses and other current assets	38,095	40,146
Total current assets	243,661	306,361
Property, plant and equipment, net	189,645	182,224
Restricted cash, noncurrent	6,135	6,090
Recoverable taxes from Brazilian government entities	30,189	29,472
Right-of-use assets under financing leases, net	147	152
Right-of-use assets under operating leases, net	100,721	97,216
Goodwill	50,456	142,575
Intangible assets, net	45,063	46,938
Other assets	13,662	13,904
Total assets	$679,679	$824,932
Liabilities, Mezzanine Equity and Stockholders' (Deficit) Equity
Current liabilities:
Accounts payable	$200,067	$190,486
Accrued and other current liabilities	81,068	73,565
Financing lease liabilities	14	13
Operating lease liabilities	2,484	2,255
Contract liabilities	33	26
Debt, current portion	1,968	1,916
Related party debt, current portion	185,160	118,886
Total current liabilities	470,794	387,147
Long-term debt, net of current portion	675,855	674,891
Related party debt, net of current portion	77,962	97,350
Financing lease liabilities, net of current portion	44	48
Operating lease liabilities, net of current portion	90,986	86,195
Derivative liabilities	4,140	5,403
Acquisition-related contingent consideration	2,241	34,555
Other noncurrent liabilities	5,725	7,053
Total liabilities	1,327,747	1,292,642
Commitments and contingencies
Mezzanine equity:
Contingently redeemable common stock	—	5,000
Contingently redeemable noncontrolling interest	26,058	28,892
Stockholders’ (deficit) equity:
Common stock - $0.0001 par value, 550,000,000 shares authorized as of March 31, 2023 and December 31, 2022; 368,524,240 and 364,745,266 shares issued and outstanding as of March 31, 2023 and December 31, 2022	37	36
Additional paid-in capital	2,465,802	2,455,567
Accumulated other comprehensive loss	(56,682)	(64,114)
Accumulated deficit	(3,073,520)	(2,880,178)
Total Amyris, Inc. stockholders’ (deficit) equity	(664,363)	(488,689)
Noncontrolling interest	(9,763)	(12,913)
Total stockholders' (deficit) equity	(674,126)	(501,602)
Total liabilities, mezzanine equity and stockholders' (deficit) equity	$679,679	$824,932

See the accompanying notes to the unaudited condensed consolidated financial statements.

AMYRIS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
(In thousands, except shares and per share amounts)	2023	2022
Revenue:
Renewable products (includes related party revenue of $232 and $4,412)	$40,224	$43,465
Licenses and royalties (includes related party revenue of $9,479, $8,816)	9,482	9,313
Collaborations, grants and other (includes related party revenue of $0 and $2,000)	6,377	4,931
Total revenue (includes related party revenue of $9,711 and $15,228)	56,083	57,709
Cost and operating expenses:
Cost of products sold	51,081	48,995
Research and development	26,765	26,358
Sales, general and administrative	95,870	106,916
Change in fair value of acquisition-related contingent consideration	(28,503)	—
Restructuring	1,013	—
Impairment	95,386	—
Total cost and operating expenses	241,612	182,269
Loss from operations	(185,529)	(124,560)
Other income (expense):
Interest expense	(12,983)	(5,263)
Gain from change in fair value of derivative instruments	1,263	1,815
(Loss) gain from change in fair value of debt	(4,854)	20,796
Other expense, net	(533)	(3,052)
Total other (expense) income, net	(17,107)	14,296
Loss before income taxes and loss from investment in affiliate	(202,636)	(110,264)
Benefit from income taxes	860	820
Loss from investment in affiliate	—	(789)
Net loss	(201,776)	(110,233)
Loss attributable to noncontrolling interest	8,434	2,928
Net loss attributable to Amyris, Inc. common stockholders	$(193,342)	$(107,305)

Net loss per share attributable to common stockholders, basic	$(0.53)	$(0.34)
Weighted-average shares of common stock outstanding used in computing net loss per share of common stock, basic	365,603,738	312,896,452

Net loss per share attributable to common stockholders, diluted	$(0.53)	$(0.37)
Weighted-average shares of common stock outstanding used in computing net loss per share of common stock, diluted	365,603,738	323,711,682

See the accompanying notes to the unaudited condensed consolidated financial statements.

AMYRIS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended March 31,
(In thousands)	2023	2022
Comprehensive loss:
Net loss	$(201,776)	$(110,233)
Foreign currency translation adjustment	7,431	15,286
Total comprehensive loss	(194,345)	(94,947)
Loss attributable to noncontrolling interest	8,434	2,928
Comprehensive loss attributable to Amyris, Inc.	$(185,911)	$(92,019)

See the accompanying notes to the unaudited condensed consolidated financial statements.

AMYRIS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
AND MEZZANINE EQUITY
(Unaudited)

	Preferred Stock		Common Stock
(In thousands, except number of shares)	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Noncontrolling Interest	Total Stockholders' Deficit	Mezzanine Equity - Contingently Redeemable Common Stock	Mezzanine Equity - Contingently Redeemable Noncontrolling Interest
Balances as of December 31, 2022	—	$—	364,745,266	$36	$2,455,567	$(64,114)	$(2,880,178)	$(12,913)	(501,602)	$5,000	$28,892
Reclassification from Mezzanine equity-contingently redeemable common stock to Additional paid-in capital upon completion of Gates Foundation project	—	—	—	—	5,000	—	—	—	5,000	(5,000)	—
Contribution from noncontrolling interest	—	—	—	—	—	—	—	4,650	4,650	—	—
Issuance of common stock and payment of minimum employee taxes withheld upon net share settlement of restricted stock	—	—	1,506,348	—	(5)	—	—	—	(5)	—	—
Issuance of common stock for payment of acquisition-related contingent consideration	—	—	2,272,626	1	3,084	—	—	—	3,085	—	—
Modification of Foris senior note warrants in connection with Perrara bridge loan	—	—	—	—	471	—	—	—	471	—	—
Stock-based compensation	—	—	—	—	5,785	—	—	—	5,785	—	—
Write-off of EcoFabulous noncontrolling interest upon business exit	—	—	—	—	(4,100)	—	—	—	(4,100)	—	4,100
Foreign currency translation adjustment	—	—	—	—	—	7,432	—	—	7,432	—	—
Net loss attributable to Amyris, Inc.	—	—	—	—	—	—	(193,342)	(1,500)	(194,842)	—	(6,934)
Balances as of March 31, 2023	—	—	368,524,240	37	$2,465,802	$(56,682)	$(3,073,520)	$(9,763)	$(674,126)	$—	$26,058

Balances as of December 31, 2021	—	$—	308,899,906	$31	$2,656,838	$(52,769)	$(2,357,661)	$(751)	$245,688	$5,000	$28,520
Cumulative effect of change in accounting principle for ASU 2020-06	—	—	—	—	(367,974)	—	5,993	—	(361,981)	—	—
Acquisitions	—	—	—	—	—	—	—	155	155	—	2,917
Issuance of common stock and payment of minimum employee taxes withheld upon net share settlement of restricted stock	—	—	528,704	—	(3)	—	—	—	(3)	—	—
Issuance of common stock as purchase consideration in business combinations	—	—	7,121,806	1	33,093	—	—	—	33,094	—	—
Issuance of common stock upon exercise of stock options	—	—	33,250	—	98	—	—	—	98	—	—
Issuance of common stock upon exercise of warrants	—	—	1,391,603	—	3,994	—	—	—	3,994	—	—
Stock-based compensation	—	—	—	—	11,588	—	—	—	11,588	—	—
Foreign currency translation adjustment	—	—	—	—	—	15,286	—	—	15,286	—	—
Net loss attributable to Amyris, Inc.	—	—	—	—	—	—	(107,305)	(2,928)	(110,233)	—	—
Balances as of March 31, 2022	—	$—	317,975,269	$32	$2,337,634	$(37,483)	$(2,458,973)	$(3,524)	$(162,314)	$5,000	$31,437

See the accompanying notes to the unaudited condensed consolidated financial statements.

AMYRIS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
(In thousands)	2023	2022
Operating activities
Net loss	$(201,776)	$(110,233)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of debt discount	5,068	962
Amortization of intangible assets	1,325	892
Amortization of right-of-use assets under operating leases	6,855	754
Depreciation and amortization	4,527	2,400
(Gain) loss from change in fair value of debt	4,854	(20,796)
(Gain) loss from change in fair value of derivative instruments	(1,263)	(1,815)
(Gain) loss on foreign currency exchange rates	661	1,519
Gain from change in fair value of acquisition-related contingent consideration	(28,503)	—
Loss from investment in affiliate	—	789
Impairment of goodwill and intangible assets	95,386	—
Loss on disposal of property, plant and equipment	8	—
Stock-based compensation	5,785	11,588
Changes in assets and liabilities:
Accounts receivable	5,288	(1,554)
Contract assets	(102)	(8,472)
Inventories	2,904	(5,001)
Prepaid expenses and other assets	2,156	(23,881)
Accounts payable	9,112	5,007
Accrued and other liabilities	3,081	6,026
Lease liabilities	(5,375)	(9,658)
Contract liabilities	8	(969)
Net cash used in operating activities	(90,001)	(152,442)
Investing activities
Purchases of property, plant and equipment	(4,815)	(33,751)
Acquisitions, net of cash acquired	—	(13,535)
Net cash used in investing activities	(4,815)	(47,286)
Financing activities
Proceeds from capital contribution by noncontrolling interest	4,650	—
Payment of minimum employee taxes withheld upon net share settlement of restricted stock units	(5)	(3)
Principal payments on financing leases	(3)	(131)
Proceeds from exercises of common stock options	—	98
Proceeds from exercises of warrants	—	3,994
Proceeds from issuance of debt, net of issuance costs	36,972	—
Net cash provided by financing activities	41,614	3,958
Effect of exchange rate changes on cash, cash equivalents and restricted cash	55	169
Net decrease in cash, cash equivalents and restricted cash	(53,147)	(195,601)
Cash, cash equivalents and restricted cash at beginning of period	70,598	488,312
Cash, cash equivalents and restricted cash at end of the period	$17,451	$292,711

Reconciliation of cash, cash equivalents and restricted cash to the condensed consolidated balance sheets
Cash and cash equivalents	$11,245	$287,886
Restricted cash, current	71	174
Restricted cash, noncurrent	6,135	4,651
Total cash, cash equivalents and restricted cash	$17,451	$292,711

See the accompanying notes to the unaudited condensed consolidated financial statements.

AMYRIS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, Continued
(Unaudited)

(In thousands)	2023	2022
Supplemental disclosures of cash flow information:
Cash paid for interest	$1,567	$52
Cash paid for income taxes	$262	$100

Supplemental disclosures of non-cash investing and financing activities:
Accrued interest added to debt principal	$1,427	$—
Acquisition of intangible assets in connection with business combinations	$—	$18,417
Acquisition of right-of-use assets under operating leases	$—	$27,165
Common stock issued as purchase consideration in business combinations	$—	$33,094
Common stock issued for payment of acquisition-related contingent consideration	$3,084	$—
Goodwill recorded in connection with business combinations	$—	$7,666
Measurement adjustment of contingently redeemable noncontrolling interest	$4,100	$—
Noncontrolling interest recorded in connection with business combinations	$—	$3,072
Remeasurement of operating lease right-of-use asset and operating lease liability	$1,062	$—
Unpaid property, plant and equipment balances in accounts payable and accrued liabilities at end of period	$5,234	$4,995
Warrants modified in connection with Perrara Bridge Loan issuance	$471	$—

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

We began 2022 with eight consumer brands, Biossance® clean beauty skincare, JVNTM haircare, Rose Inc.TM clean color cosmetics, Pipette® clean baby skincare, Costa Brazil® luxury skincare, OLIKATM clean wellness, PurecaneTM zero-calorie sweetener, and Terasana® clean skincare. During 2022, we added MenoLabsTM, a brand focused on healthy living and menopause wellness, EcoFabulousTM clean beauty for Gen-Z consumers, and StripesTM (peri)menopausal wellness; and prepared to discontinue the Terasana business. In the first quarter of 2023, the Company decided to exit the EcoFabulous brand and reorganize the Beauty Labs business.

In the first quarter of 2023, the Company entered into a joint venture and brand collaboration agreement with Tia Mowry, launching 4U by TiaTM, a new clean haircare line. The commercial launch of the new product line to the general public occurred in January 2023. In exchange for 49% equity ownership in the newly formed business, Clean Beauty 4U LLC ("CB4U"), the Company contributed $1.0 million and certain intellectual property. The Company also entered into a brand collaboration agreement with Tia Mowry to develop, manufacture and sell a line of haircare products marketed towards women of color using clean ingredients. CB4U was formed and is accounted for on a consolidation basis, as it is considered a variable-interest entity.

The Company's state-of-the-art infrastructure includes industry-leading strain engineering and lab automation located in Emeryville, California; pilot-scale production facilities in Emeryville and Campinas, Brazil; a demonstration-scale facility in

Campinas; a commercial scale production facility in Leland, North Carolina; and a commercial scale fermentation production facility in Barra Bonita and a consumer production facility, referred to as Interfaces in the State of Sao Paolo, Brazil. A wide variety of feedstocks for precision fermentation exists but we source Brazilian sugarcane for our large-scale production because of its supply resilience, renewability, low cost, and relative price stability. As of March 31, 2023, we have commissioned three lines out of five lines of our new purpose-built, large-scale precision fermentation facility in Brazil, which we anticipate will accommodate the manufacturing of up to five products concurrently. Pending full commissioning of the new facility, we continue to manufacture our products at manufacturing sites, some of which are third party, in Brazil, the United States, and Europe.

The accompanying unaudited condensed consolidated financial statements of Amyris, Inc. should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2022, from which the condensed consolidated balance sheet as of December 31, 2022 is derived. The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the accompanying unaudited interim condensed consolidated financial statements do not include all the information and notes required by U.S. GAAP for complete financial statements; accordingly, these unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s audited annual consolidated financial statements included in its Annual Report on Form 10-K filed with the SEC on March 16, 2023. The accompanying condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, that are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Interim results are not necessarily indicative of results for a full year.

The Company has incurred operating losses since inception, and expects to continue to incur losses and negative cash flows from operations through at least the next 12 months following the issuance of this Form 10-Q. As of March 31, 2023, the Company had negative working capital of $227.1 million, an accumulated deficit of $3.1 billion, and unrestricted cash and cash equivalents of $11.2 million. As of March 31, 2023, the principal amounts due under debt instruments (including related party debt) totaled $962.0 million, of which $188.8 million is current. Current debt increased by $60.1 million from December 31, 2022 to March 31, 2023 due to the timing of existing debt payments and first quarter 2023 borrowings of $37.5 million under the Perrara bridge loan which matures April 3, 2023.

Debt agreements contain various covenants, including certain restrictions on the business and additional indebtedness as well as material adverse effect and cross default provisions that could cause risk of default. A failure to comply with the covenants and other provisions of our debt instruments, including any failure to make payments when required, would generally result in events of default which could result in the acceleration of a substantial portion of indebtedness. In April 2023 the Company failed to meet certain covenants under several credit arrangements, including those associated with missed payments.

On May 9, 2023, the Company entered into forbearance agreements with each of its senior lenders, DSM Finance B.V., Foris Ventures, LLC, and Perrara Ventures, LLC, pursuant to which the Lenders agreed to forbear from exercising their respective rights and remedies related to certain payment defaults under the respective loan agreements until June 23, 2023.

Unrestricted cash and cash equivalents of $11.2 million as of March 31, 2023, compared to $64.4 million as of December 31, 2022, are not sufficient to fund expected future negative cash flows from operations, cash debt service obligations, and cash lease obligations for the next 12 months. These factors raise substantial doubt about the Company's ability to continue as a going concern within one year after the date the financial statements in this Form 10-Q are issued. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. The ability to continue as a going concern will depend, in large part, on the Company's ability to minimize the anticipated negative cash flows from operations during the 12 months from the date of this filing and to raise additional proceeds through strategic transactions and/or financings, and refinance or extend other existing debt maturities, all of which are uncertain and outside of the Company's control.

Significant Accounting Policies

Note 1, "Basis of Presentation and Summary of Significant Accounting Policies", to the audited consolidated financial statements in the 2022 Form 10-K includes a discussion of the significant accounting policies and estimates used in the preparation of the Company’s condensed consolidated financial statements.

The following policy represents the only change to the Company's significant accounting policies and estimates during the three months ended March 31, 2023:

Accounts Receivable

Accounts receivable represents trade receivables, which are stated at their net realizable value. The allowance for doubtful accounts reflects the Company’s best estimate of probable losses inherent in the trade receivables portfolio determined on the basis of historical experience, the economic environment, specific allowances for known troubled accounts and other currently available information.

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

Accounting Updates Recently Adopted

In the three months ended March 31, 2023, the Company adopted these accounting standard updates:

Credit Losses. In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments. This standard changes the methodology for measuring credit losses on financial instruments and the timing of when such losses are recorded. The Company adopted this standard in the first quarter of 2023 using the modified retrospective adoption method. The adoption of this standard did not have a material impact on the condensed consolidated financial statements. The Company evaluates the creditworthiness of customers when negotiating contracts and, as trade receivables are short term in nature, the timing between recognition of a credit loss under existing guidance and the new guidance is not expected to differ materially.

Business Combinations: Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. This update requires that an acquirer recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606, Revenue from Contracts with Customers. The Company adopted this standard in the first quarter of 2023. This adoption of this standard did not have an impact on the condensed consolidated financial statements, as the standard applies prospectively to business combinations occurring on or after January 1, 2023, and the Company did not enter into any business combinations during the first quarter of 2023.

2. Balance Sheet Details

Allowance for Doubtful Accounts

(In thousands)	Balance at Beginning of Period	Provisions	Write-offs, Net	Balance at End of Period
Three months ended March 31, 2023	$995	$2	$—	$997
Three months ended March 31, 2022	$945	$20	$—	$965

Inventories

(In thousands)	March 31, 2023	December 31, 2022
Raw materials	$41,211	$43,043
Work-in-process	14,749	8,028
Finished goods	53,061	60,809
Inventories	$109,021	$111,880

Prepaid Expenses and Other Current Assets

(In thousands)	March 31, 2023	December 31, 2022
Prepayments, advances and deposits	$17,233	$18,849
Non-inventory production supplies	8,588	8,138
Note receivable(1)	4,183	6,871
Recoverable taxes from Brazilian government entities	3,079	870
Other	5,012	5,418
Total prepaid expenses and other current assets	$38,095	$40,146

_______________________
(1) In March 2022, the Company loaned a privately-held company $10 million in exchange for a senior secured convertible promissory note which unless earlier redeemed or converted into equity of the privately-held company, shall be repaid in tranches according to the terms of the Note by June 2023. The Note bears interest at 10% per annum and is convertible, at the Company's option, into equity of the privately-held company upon maturity of the Note or in the event of an initial public offering, equity financing, or corporate transaction (such as a sale or merger), in each case, at a conversion price that is dependent on a variety of factors. In addition, the Note is redeemable prior to maturity, at the issuer's option, in the event of one or more equity or debt financings, one or more asset sales, or an initial public offering, in each case equal to or greater than $65 million. The arrangement is accounted for as a loan. The Company will periodically evaluate the collectability of the loan, and an allowance for credit losses will be recorded if the Company concludes that all or a portion of the loan balance is no longer collectible.

Property, Plant and Equipment, Net

(In thousands)	March 31, 2023	December 31, 2022
Machinery and equipment	$151,964	$149,413
Leasehold improvements	51,744	51,426
Building	29,389	29,389
Computers and software	10,441	10,356
Furniture and office equipment, vehicles and land	4,111	3,979
Construction in progress	50,310	41,012
	297,959	285,575
Less: accumulated depreciation and amortization	(108,314)	(103,351)
Property, plant and equipment, net	$189,645	$182,224

During the three months ended March 31, 2023 and 2022, depreciation and amortization expense, including amortization of right-of-use assets under financing leases, but without amortization of intangible assets, was as follows:

	Three Months Ended March 31,
(In thousands)	2023	2022
Depreciation and amortization expense, without amortization of intangible assets	$4,527	$2,400

Goodwill

(In thousands)	March 31, 2023	December 31, 2022
Beginning balance	$142,575	$131,259
Acquisitions	—	22,231
Impairment	(94,351)	—
Effect of currency translation adjustment	2,232	(10,915)
Ending balance	$50,456	$142,575

The Company performed an interim impairment analysis using financial information through March 31, 2023 as well as forecasts for cash flows developed using the Company's three-year strategic plan. The Company’s annual impairment test is performed on October 1. All of the Company's goodwill resides within the Consumer reporting unit. The interim impairment analysis was performed due to the identification of a triggering event resulting from the Company's decision during the three months ended March 31, 2023 to exit the EcoFabulous brand and reorganize the Beauty Labs business. Due to the isolated nature of the identified triggering event, the interim impairment review was limited to the Beauty Labs business and the EcoFabulous brand. The analysis indicated that the carrying amount of the goodwill for the Consumer reporting unit was greater than its fair value. The impairment was calculated as the difference between the fair value, determined in the interim impairment review, and the carrying value. The results of the impairment analysis indicated that $94.4 million of goodwill related to the Beauty Labs business and the EcoFabulous brand was impaired as of March 31, 2023. The Company will continue to evaluate the fair value of goodwill and intangible assets through the fourth quarter of fiscal 2023 for potential impairment.

Intangible Assets, Net

During the twelve months ended December 31, 2022, the Company acquired $14.6 million of intangible assets related to trademarks and trade names, customer relationships, developed technology, and patents as a result of the acquisitions completed during the year.

		March 31, 2023			December 31, 2022
(In thousands)	Estimated Useful Life (in Years)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Trademarks and trade names, and branded products	10	$20,023	$2,442	$17,581	$21,042	$1,948	$19,094
Customer relationships	5 - 16	8,233	1,327	6,906	8,182	1,045	7,137
Developed technology and software applications	5 - 12	21,872	1,837	20,035	21,472	1,315	20,157
Patents	17	600	59	541	600	50	550
Total intangible assets		$50,728	$5,665	$45,063	$51,296	$4,358	$46,938

The Intangible assets, net balance as of March 31, 2023 includes impairment charges of $1.0 million related to the Beauty Labs trademark. Amortization expense for intangible assets was $1.3 million and $0.9 million for the three months ended March 31, 2023 and 2022, and is included in general and administrative expenses.

Total future amortization of intangible assets as of March 31, 2023 is as follows (in thousands):

(In thousands)
2023 (remainder)	$3,939
2024	6,323
2025	6,433
2026	6,161
2027	5,262

Thereafter	16,945
Total future amortization	$45,063

Leases

Operating Leases

The Company has operating leases primarily for administrative offices, laboratory equipment and other facilities. The operating leases have remaining terms that range from 1 to 17 years, and often include one or more options to renew. These renewal terms can extend the lease term for an additional 1 to 5 years and are included in the lease term when it is reasonably certain that the Company will exercise the option. The operating leases are classified as right-of-use (ROU) assets under operating leases on the Company's condensed consolidated balance sheets and represent the Company’s right to use the underlying asset for the lease term. The Company’s obligation to make operating lease payments is included in "Lease liabilities" and "Lease liabilities, net of current portion" on the Company's condensed consolidated balance sheets. Operating lease right-of-use assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. The Company had $100.7 million and $97.2 million of operating lease ROU assets as of March 31, 2023 and December 31, 2022. Operating lease liabilities were $93.5 million and $88.5 million as of March 31, 2023 and December 31, 2022. During the three months ended March 31, 2023 and 2022, the Company recorded $6.9 million and $3.7 million, respectively, of operating lease amortization that was charged to expense, of which $0.6 million and $0.3 million, respectively, was recorded to cost of products sold.

Because the rate implicit in each lease is not readily determinable, the Company uses its incremental borrowing rate to determine the present value of the lease payments. The Company has certain contracts for real estate and marketing which may contain lease and non-lease components, which it has elected to treat as a single lease component.

Information related to the Company's ROU assets and related lease liabilities were as follows:

	Three Months Ended March 31,
	2023	2022
Cash paid for operating lease liabilities, in thousands	$4,620	$3,045
Right-of-use assets obtained in exchange for new operating lease obligations, in thousands	$—	$18,759
Weighted-average remaining lease term (in years)	11.2	8.7
Weighted-average discount rate	22.6%	19.0%

Financing Leases

The Company has financing leases primarily for laboratory equipment. Assets purchased under financing leases are included in "Right-of-use assets under financing leases, net" on the condensed consolidated balance sheets. For financing leases, the associated assets are depreciated or amortized over the shorter of the relevant useful life of each asset or the lease term. Accumulated amortization of assets under financing leases totaled $1.6 million and $1.6 million as of March 31, 2023 and December 31, 2022, respectively.

Maturities of Financing and Operating Leases

Maturities of lease liabilities as of March 31, 2023 were as follows:

Years ending December 31: (In thousands)	Financing Leases	Operating Leases	Total Leases
2023 (Remaining Nine Months)	$16	$14,989	$15,005
2024	21	23,808	23,829
2025	21	23,361	23,382
2026	16	24,649	24,665
2027	—	25,888	25,888
Thereafter	—	222,233	222,233
Total lease payments	74	334,928	335,002
Less: amount representing interest	(16)	(241,458)	(241,474)
Total lease liability	$58	$93,470	$93,528

Current lease liability	$14	$2,484	$2,498
Noncurrent lease liability	44	90,986	91,030
Total lease liability	$58	$93,470	$93,528

Other Assets

(In thousands)	March 31, 2023	December 31, 2022
Investments in equity securities	$7,892	$7,892
Equity-method investments in affiliates	3,000	$3,000
Deposits	531	530
Notes receivable, net of current portion	—	671
Other	2,239	1,811
Total other assets	$13,662	$13,904

Accrued and Other Current Liabilities

(In thousands)	March 31, 2023	December 31, 2022
Payroll and related expenses	$23,308	$18,795
Accrued interest	19,212	14,639
Liability in connection with acquisition of equity-method investment	10,800	11,275
Deferred consideration payable(1)	6,200	7,883
Professional services	4,216	4,826
Asset retirement obligation(2)	3,872	3,763
Contract termination fees	1,379	1,369
License fee payable	1,050	1,050
Tax-related liabilities	—	829
Other	11,031	9,136
Total accrued and other current liabilities	$81,068	$73,565
______________
(1)    Deferred consideration payable is the current portion of total acquisition-related contingent consideration.
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

3. Fair Value Measurement

Liabilities Measured and Recorded at Fair Value on a Recurring Basis

The following tables summarize liabilities measured at fair value, and the respective fair value by input classification level within the fair value hierarchy:

(In thousands)	March 31, 2023				December 31, 2022
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Liabilities
Foris Convertible Note	$—	$—	$58,880	$58,880	$—	$—	$54,026	$54,026
Embedded derivatives bifurcated from debt instruments	—	—	4,140	4,140	—	—	5,403	5,403
Acquisition-related contingent consideration	—	—	6,052	6,052	—	—	37,574	37,574
Total liabilities measured and recorded at fair value	$—	$—	$69,072	$69,072	$—	$—	$97,003	$97,003

The Company did not hold any financial assets to be measured and recorded at fair value on a recurring basis as of March 31, 2023 or December 31, 2022, and there were no transfers between the levels during the three months ended March 31, 2023 or the year ended December 31, 2022.

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

Fair Value of Debt — Foris Convertible Note

At March 31, 2023, the contractual outstanding principal of the Foris Convertible Note was $50.0 million, and fair value was $58.9 million. The Company remeasured the fair value of the Foris Convertible Note under a binomial lattice model using the following inputs: (i) $1.36 stock price, (ii) 25% discount yield, (iii) 4.9% risk free interest rate (iv) 45% equity volatility and (v) 0% probability of change in control. The most sensitive input to the valuation model is the Company’s stock price in relation to the $3.00 conversion price. For the three months ended March 31, 2023, the Company recorded a loss of $4.9 million related to change in fair value of the Foris Convertible Note.

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

Derivative Liabilities Recognized in Connection with the Issuance of Debt Instruments

The following table provides a reconciliation of the beginning and ending balances for the Company's derivative liabilities recognized in connection with the issuance of debt instruments, either freestanding or embedded, measured at fair value using significant unobservable inputs (Level 3):

(In thousands)	Derivative Liability
Balance at December 31, 2022	$5,403
Change in fair value of derivative instruments	(1,263)
Balance at March 31, 2023	$4,140

Valuation Methodology and Approach to Measuring Derivative Liability

The Company's outstanding derivative liability at March 31, 2023 and December 31, 2022 represents the fair value of an embedded prepayment feature in the DSM Note. There is no current observable market for this type of derivative and, as such, the Company determined the fair value of the embedded instrument using a discounted cash flow model at March 31, 2023 and December 31, 2022. Input assumptions for the embedded instrument are as follows:

	Three Months Ended March 31,
	2023	2022
Discount yield	25%	32%

Changes in assumptions can have a significant impact on the valuation of the derivative liability.

Bifurcated Embedded Feature in Debt Instrument

During 2022, the Company issued a $100 million promissory note to DSM (DSM Note). The note provides that for $50 million of the DSM Note's principal, on the date the Company receives any earn-out payment from DSM, Amyris must prepay debt principal in the same amount, plus accrued and unpaid interest. This prepayment feature is considered an embedded feature in the DSM Note to be bifurcated from and separately accounted for as a derivative liability. Changes in fair value of the liability are recorded to Gain (loss) from change in fair value of derivative instruments.

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

The fair value of contingent consideration is classified as Level 3. The change in fair value totaled $28.5 million in the three months ended March 31, 2023 and $24.9 million in the twelve months ended December 31, 2022, and was recognized in Change in fair value of acquisition-related contingent consideration. The change in the fair value of contingent consideration reflects the changes in the business’s expected performance over the remaining earnout period and the Company’s estimate of the likelihood of achieving the applicable operational milestones.

The following table provides a reconciliation of the beginning and ending balances for the Company's acquisition-related contingent consideration:

(In thousands)	Acquisition-related Contingent Consideration
Balance at January 1, 2022	$64,762
Additions	440
Purchase accounting adjustment	(2,754)
Change in fair value of acquisition-related contingent consideration	(24,874)
Balance at December 31, 2022	37,574
Less: Current portion (1)	(3,019)
Acquisition-related contingent consideration, net of current portion at December 31, 2022	$34,555

Balance January 1, 2023	$37,574
Settlements of contingent consideration liabilities	(3,019)
Change in fair value of contingent consideration	(28,503)
Balance at March 31, 2023	6,052
Less: Current portion (1)	(3,811)
Acquisition-related contingent consideration, net of current portion at March 31, 2023	$2,241
______________
(1) Current portion is included within Accrued and other current liabilities on the Condensed Consolidated Balance Sheets.

Assets and Liabilities Recorded at Carrying Value

Financial Assets and Liabilities

The carrying amounts of certain financial instruments, such as cash equivalents, accounts receivable, prepaid expenses and other current assets, accounts payable and other current accrued liabilities, approximate fair value due to their relatively short maturities and low market interest rates, if applicable. Loans payable and credit facilities are recorded at carrying value, which is representative of fair value at the date of acquisition. The Company estimates the fair value of these instruments using observable market-based inputs (Level 2). The carrying amount (the total amount of net debt presented on the balance sheet) of the Company's debt at March 31, 2023 and December 31, 2022, excluding the debt instruments recorded at fair value, was $882.1 million and $839.0 million. The fair value of such debt at March 31, 2023 and December 31, 2022 was $469.8 million and $331.6 million, and was determined by (i) discounting expected cash flows using current market discount rates estimated for certain of the debt instruments and (ii) using third-party fair value estimates for the remaining debt instruments. The increase in fair value from December 31, 2022 to March 31, 2023 was primarily due to a decrease in interest rates used to measure fair value for disclosure purposes, along with a higher principal balance owed at March 31, 2023 due to the Company's issuance of the $37.5 million Perrara Bridge Loan in March 2023, described below in Note 4.

4. Debt

Net carrying amounts of debt are as follows:

	March 31, 2023				December 31, 2022
(In thousands)	Principal	Unaccreted Debt Discount	Change in Fair Value	Net	Principal	Unaccreted Debt Discount	Change in Fair Value	Net
Convertible notes
2026 convertible senior notes	$690,000	$(14,145)	$—	$675,855	$690,000	$(15,109)	$—	$674,891

Related party convertible notes
Foris convertible note	50,041	—	8,839	58,880	50,041	—	3,985	54,026

Loans payable
Other loans payable (revolving)	1,968	—	—	1,968	1,917	—	—	1,917

Related party loans payable
DSM note	100,000	(11,346)	—	88,654	100,000	(14,108)	—	85,892
Foris senior note	82,517	(3,513)	—	79,004	81,089	(4,772)	—	76,317
Perrara bridge loan	37,500	(916)	—	36,584	—	—	—	—
Total related party loans payable	220,017	(15,775)	—	204,242	181,089	(18,880)	—	162,209
Total debt	962,026	(29,920)	8,839	940,945	923,047	(33,989)	3,985	893,043
Less: current portion	(188,811)	10,522	(8,839)	(187,128)	(128,708)	11,891	(3,985)	(120,802)
Long-term debt, net of current portion	$773,215	$(19,398)	$—	$753,817	$794,339	(22,098)	—	772,241

Interest expense was as follows:

	Three Months Ended March 31,
(In thousands)	2023	2022
Contractual interest expense in connection with debt	$7,586	$3,415
Debt discount accretion	5,068	962
Interest expense in connection with debt	12,654	4,377
Discount accretion on liability in connection with acquisition of equity-method investment and with partnership liability, and other	329	886
Total interest expense	$12,983	$5,263

Perrara Bridge Loan

On March 10, 2023, the Company and Perrara Ventures, LLC (an affiliate of Foris Ventures, LLC, a related party), as lender, entered into a loan and security agreement for a secured term loan facility of up to $50 million. The Company completed borrowings totaling $37.5 million in March 2023, which were used for working capital and general corporate purposes. The secured term loan facility has an interest rate of 12% per annum and matures on the earlier of June 8, 2023 and the closing of the transaction with Givaudan SA, which closed on April 3, 2023.

In connection with the issuance of the Perrara Bridge Loan, the Company repriced Foris senior note warrants from $3.91 to $1.30 in March 2023. The fair value of the repricing adjustment was $0.5 million, which was recorded as a debt discount on the Perrara Bridge Loan.

Forbearance Agreements

On May 9, 2023, the Company entered into forbearance agreements with each of its senior lenders, DSM Finance B.V., Foris Ventures, LLC, and Perrara Ventures, LLC, pursuant to which the Lenders agreed to forbear from exercising their respective rights and remedies related to certain payment defaults under the respective loan agreements until June 23, 2023.

Future Minimum Payments

Future minimum payments under the Company's debt agreements as of March 31, 2023 are as follows:

(In thousands)	Convertible Notes	Related Party Convertible Notes	Loans Payable and Credit Facilities	Related Party Loans Payable	Total
2023 (Remaining Nine Months)	$10,350	$62,622	$2,160	$130,691	$205,823
2024	10,350	—	—	91,116	101,466
2025	10,350	—	—	30,347	40,697
2026	700,379	—	—	—	700,379
2027	—	—	—	—	—
Thereafter	—	—	—	—	—
Total future minimum payments	731,429	62,622	2,160	252,154	1,048,365
Less: amount representing interest	(41,429)	(12,581)	(192)	(27,566)	(81,768)
Less: future conversion of accrued interest to principal	—	—	—	(4,571)	(4,571)
Present value of minimum debt payments	690,000	50,041	1,968	220,017	962,026
Less: current portion of debt principal	—	(50,041)	(1,968)	(136,802)	(188,811)
Noncurrent portion of debt principal	$690,000	$—	$—	$83,215	$773,215

5. Mezzanine Equity

Gates Foundation

Contingently redeemable common stock is comprised of proceeds from shares of common stock sold on May 10, 2016 to the Bill & Melinda Gates Foundation (the Gates Foundation). In connection with the stock sale, the Company and the Gates Foundation entered into an agreement under which the Company agreed to expend an aggregate amount not less than the proceeds from the stock sale to develop a yeast strain that produces artemisinic acid and/or amorphadiene at a low cost and to supply it to companies qualified to convert it to artemisinin for inclusion in artemisinin combination therapies used to treat malaria. If the Company were to default on its obligation to use the proceeds from the stock sale as set forth above or defaults under certain other commitments in the agreement, the Gates Foundation would have the right to request that the Company redeem, or facilitate the purchase by a third party, the shares then held by the Gates Foundation. The Company has completed the Gates Foundation project; accordingly, at March 31, 2023, the Company reclassified $5.0 million from Contingently redeemable common stock to Additional paid-in capital.

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

The redemption price of this common-share noncontrolling interest is considered to be at fair value on the redemption date. Ingredion’s noncontrolling interest is not currently redeemable and Amyris concluded a contingent redemption event is not probable to occur. The primary redemption contingency relates to a decrease in Ingredion’s ownership percentage below 8.4%, which is not likely to occur given that capital transactions require the unanimous consent of each member. Consequently, the noncontrolling interest will not be subsequently remeasured to its redemption amount until such contingency event and the related redemption are probable to occur; however, Amyris will continue to reflect the attribution of any losses and distribution of dividends to the noncontrolling interest each quarter. At the transaction date, the Company recorded the $28.5 million noncontrolling interest in RealSweet as Mezzanine equity - contingently redeemable noncontrolling interest, which represented the value of Ingredion’s 31% ownership interest in the net assets of the RealSweet subsidiary. Under the terms of the agreement, Amyris is funding the construction costs of the project, which are estimated to be approximately $155 million. As of March 31, 2023, the Company has funded approximately $128 million towards the project and has $7 million of contractual purchase commitments for construction related costs.

EcoFabulous Contingently Redeemable Noncontrolling Interest in Subsidiary

On January 26, 2022, Amyris acquired 70% of No Planet B LLC (d/b/a EcoFabulous) from No Planet B Investments, LLC. The name of No Planet B LLC has been changed to EcoFab, LLC ("EcoFab"). Concurrently, the Company and No Planet B Investments, LLC entered into an agreement to provide No Planet B Investments, LLC a right to require EcoFab to purchase its remaining 30% noncontrolling interest after (i) EcoFab achieves Net Revenues in excess of $100 million on an annualized basis or, if earlier, (ii) December 31, 2026. Amyris concluded this provision was not solely within its control and EcoFab’s contingently redeemable noncontrolling interest should be reflected outside of permanent equity.

EcoFab’s noncontrolling interest is no longer currently redeemable due to the Company's decision to exit the EcoFabulous brand, making the contingent redemption event no longer probable to occur and the redemption value nil. The Company recorded a measurement adjustment of $4.1 million to match the value of the contingently redeemable noncontrolling interest to nil.

6. Stockholders' (Deficit) Equity

Warrants and Rights Activity Summary

In connection with various debt and equity transactions, the Company has issued warrants exercisable for shares of common stock. The following table summarizes warrants outstanding at March 31, 2023:

Transaction	Year Issued	Expiration Date	Number Outstanding as of December 31, 2022	Additional Warrants Issued	Exercises	Expired	Exercise Price per Share of Warrants Exercised	Number Outstanding as of March 31, 2023	Exercise Price per Share as of March 31, 2023
2022 registered direct offering warrants	2022	December 30, 2027	15,000,000	—	—	—	$—	15,000,000	$1.80
2022 PIPE warrants	2022	December 30, 2027	10,000,000	—	—	—	$—	10,000,000	$1.80
Foris senior note warrants	2022	September 13, 2025	2,046,036	—	—	—	$—	2,046,036	$1.30
Blackwell / Silverback warrants	2020	July 10, 2023	1,000,000	—	—	—	$—	1,000,000	$3.25
May 2017 cash warrants	2017	July 10, 2023	587,920	—	—	—	$—	587,920	$2.87
July 2015 related party debt exchange	2015	July 29, 2025	58,690	—	—	—	$—	58,690	$0.15
			28,692,646	—	—	—	nm	28,692,646

The Foris senior note warrants were repriced from $3.91 to $1.30 in March 2023 in connection with the Company's issuance of the Perrara Bridge Loan. The fair value of the repricing adjustment was $0.5 million, which was recorded as a debt discount on the Perrara Bridge Loan.

7. Acquisitions

The purchase accounting for the net assets acquired, including goodwill, and the fair value of contingent consideration for the following acquisitions is preliminarily recorded based on available information, incorporates management's best estimates, and is subject to change as additional information is obtained about the facts and circumstances that existed at the valuation date. For acquisitions that occurred subsequent to March 31, 2022, the Company expects to finalize the fair values of the assets acquired and liabilities assumed during the one-year measurement period from the date of acquisition, if any new information is obtained about facts and circumstances that existed as of the acquisition date. The net assets acquired in each transaction are generally recorded at their estimated acquisition-date fair values, while transaction costs associated with the acquisition are expensed as incurred. These transactions were accounted for by the acquisition method, and accordingly, the results of operations were included in the Company’s consolidated financial statements from their respective acquisition dates.

Interfaces Indústria E Comércio De Cosméticos Ltda.

On May 16, 2022, Amyris acquired Interfaces Indústria e Comércio de Cosméticos Ltda. ("Interfaces"). Interfaces is headquartered in São Paulo, Brazil and specializes in producing cosmetics for skin care, hair care, and makeup. The acquisition is deemed critical to sustain the Company’s growth, add operational resilience to its supply chain, reduce its dependency on third-party manufacturing, and increase the ability to source strategic components. Interfaces was acquired for $6.7 million, consisting of $3.4 million cash at closing and $3.3 million cash to be paid over two years.

The following table summarizes the purchase price allocation:

(In thousands)
Net tangible assets	$1,474
Goodwill	5,219
Total consideration	$6,693

Goodwill associated with this acquisition is not deductible for tax purposes.

Onda Beauty Inc.

On April 11, 2022, Amyris acquired Onda Beauty Inc. ("Onda"). Founded in 2014, Onda offers a curated matrix of brands as well as services, such as facials. Onda provides Amyris with a venue to test products, host events, and produce content in a luxury retail setting. Onda was acquired for $4.9 million, consisting of $1.0 million cash at closing, Amyris stock valued at $3.5 million, net working capital adjustment of $(0.1) million, and holdback consideration of $0.5 million to be paid in Amyris stock within 12 months after the closing date.

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

MenoLabs, LLC.

On March 10, 2022, Amyris acquired MenoLabs, LLC, ("MenoLabs"), which was founded to fundamentally change how menopause is addressed by offering research-backed all-natural treatments of menopause symptoms. Amyris believes that the acquisition of MenoLabs will serve as a catalyst to accelerate growth and establish a leadership position in the fast-growing menopause market. MenoLabs was acquired for $16.2 million, consisting of $11.3 million in cash, a bridge loan of $0.5 million provided by Amyris in January 2022, 852,234 shares of Amyris stock with a fair value of $3.9 million, and contingent consideration with a fair value of $0.4 million. The contingent consideration consists of two potential payments of up to

$10 million each during the 12-month period after the closing date and the fourth quarter of 2024, if both MenoLabs’s product revenues and profit margin meet certain targets.

The following table summarizes the purchase price allocation:

(In thousands)
Net tangible assets	$311
Branded products	5,600
Application	3,600
Goodwill	6,642
Total consideration	$16,153

Goodwill associated with this acquisition is expected to be deductible for tax purposes.

EcoFab LLC.

On January 26, 2022, Amyris acquired 70% of EcoFab, LLC ("EcoFab"). EcoFab is focused on delivering high performance, makeup artist-quality clean beauty products in ecofriendly packaging, and priced for Gen Z consumers. The purchase consideration consisted of $1.7 million in cash and 1,292,776 shares of Amyris stock with a fair value of $5.5 million. The Mezzanine equity—contingently redeemable noncontrolling interest had a fair value of $3.1 million as of the acquisition date. Amyris has determined that EcoFab is a variable-interest entity and is accounted for in consolidation.

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

The Company exited this business in the first quarter of 2023, resulting in a $4.2 million write-down of inventory and impairment charge of $9.3 million, representing the remaining carrying value of the goodwill.

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

The following table presents the calculation of basic and diluted loss per share:

	Three Months Ended March 31,
(In thousands, except shares and per share amounts)	2023	2022
Numerator:
Net loss attributable to Amyris, Inc. common stockholders	$(193,342)	$(107,305)
Interest on convertible debt	—	457
Gain from change in fair value of debt	—	(12,650)
Gain from change in fair value of derivative instruments	—	(1,815)
Net loss attributable to Amyris, Inc. common stockholders, diluted	$(193,342)	$(121,313)

Denominator:
Weighted-average shares of common stock outstanding used in computing net loss per share of common stock, basic	365,603,738	312,896,452
Net loss per share, basic	$(0.53)	$(0.34)

Weighted-average shares of common stock outstanding	365,603,738	312,896,452
Effect of dilutive convertible debt	—	10,146,017
Effect of dilutive common stock warrants	—	669,213
Weighted-average shares of common stock equivalents used in computing net loss per share of common stock, diluted	365,603,738	323,711,682
Net loss per share, diluted	$(0.53)	$(0.37)

For the three months ended March 31, 2023, basic loss per share equaled diluted loss per share, because the inclusion of all potentially dilutive securities outstanding was antidilutive. For the three months ended March 31, 2022, basic net loss per share differed from diluted net loss per share, because the inclusion of all potentially dilutive securities outstanding was dilutive. The following table presents outstanding shares of potentially dilutive securities:

	Three Months Ended March 31,
	2023	2022
Period-end common stock warrants	28,633,956	2,492,652
Convertible promissory notes(1)	107,304,540	86,683,389
Period-end stock options to purchase common stock	4,102,708	3,800,314
Period-end restricted stock units	15,660,128	17,305,337
Contingently issuable common shares	—	1,718,475
Total potentially dilutive securities excluded from computation of diluted loss per share	155,701,332	112,000,167
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

9. Commitments and Contingencies

Guarantor Arrangements

The Company has agreements whereby it indemnifies its executive officers and directors for certain events or occurrences while the executive officer or director is serving in his or her official capacity. The indemnification period remains enforceable for the executive officer's or director’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a director and officer insurance policy that limits its exposure and enables the Company to recover a portion of any future payments. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal and had no liabilities recorded for these agreements as of March 31, 2023 and December 31, 2022.

The Foris Convertible Note and the Perrara Bridge Loan are collateralized by first-priority liens on substantially all of the Company's assets, including Company intellectual property, other than certain Company intellectual property licensed to DSM, the Company's international subsidiaries, and the Company's ownership interests in joint ventures. Certain of the Company’s subsidiaries have guaranteed the Company’s obligations under the Foris Convertible Note.

The obligations under the DSM Term Loan are guaranteed by certain of the Company's subsidiaries, and secured by a perfected security interest in certain payment obligations due to the Company from DSM Nutritional Products Ltd., as well as a pledge of the Company’s equity interest in RealSweet LLC.

In October 2021, the Company entered into a 10-year manufacturing partnership agreement with Renfield Manufacturing, LLC (Renfield) to provide manufacturing services and third-party logistics processes, including inventory management, warehousing, and fulfillment for certain of the Company’s consumer product lines. On September 22, 2022, Renfield notified the Company that it was terminating the Manufacturing and Fulfillment Agreement and the Right of First Refusal Agreement due to failure to pay certain amounts due to Renfield. The Company disputes Renfield's allegations and the purported termination of the two agreements. The Company also provided a $0.5 million letter of credit and guarantee to the lessor of the Renfield manufacturing facility, which extends through August 2032. If Renfield fails to perform under the facility lease, the Company can terminate the manufacturing agreement. The Company expects that its potential future performance under the guarantee is not probable of occurrence. Accordingly, the Company had no liabilities recorded for the guarantee as of March 31, 2023 and December 31, 2022.

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

On August 23, 2020, Lavvan, Inc. (Lavvan) brought claims in arbitration against the Company under that certain Research, Collaboration, and License Agreement dated March 18, 2019, as amended (RCLA), and on September 10, 2020, Lavvan filed a suit against the Company in the U.S. District Court for the Southern District of New York (SDNY). The evidentiary hearing took place in arbitration from October 24 through 28, 2022. Both the arbitration and SDNY proceedings are currently pending, and it is not yet possible to reliably determine any potential liability that could result therefrom. The Company believes Lavvan's claims lack merit and intends to continue to defend itself vigorously.

On October 11, 2022, AO Representative Expense Fund LLC (AO), on behalf of former shareholders of Olika Inc. (Olika), a company acquired by the Company on August 9, 2021 through a merger, filed a complaint against the Company in New York State court. AO alleged that, in breach of the merger agreement, the Company undertook certain actions with the intent of avoiding payment of earnouts to the former shareholders of Olika. On January 26, 2022, the Company filed its motion to dismiss the complaint, which was amended by AO on March 22, 2023. The Company filed its motion to dismiss the amended complaint on April 26, 2023. The Company believes AO’s claims lack merit and intends to continue to defend itself vigorously.

On February 22, 2023, Disruptional Ltd. and & Vest Beauty Labs LP, sellers of Beauty Labs International Ltd., a business acquired by the Company on August 31, 2021, filed a complaint against the Company in New York State court, alleging, among other things, a breach of contract related to earnout payments. The Company believes the Sellers’ claims lack merit and intends to defend itself vigorously.

On March 24, 2023, Park Wynwood LLC (Wynwood), the landlord for one of the Company’s leasehold properties in Miami, Florida, filed a complaint in the Superior Court of the State of California for the County of San Francisco, alleging a breach of the terms of the lease relating to tenant improvements. Wynwood is seeking damages, including acceleration of rent payments.

The Company is subject to disputes and claims that arise or have arisen in the ordinary course of business and that have not resulted in legal proceedings or have not been fully adjudicated. Such matters that may arise in the ordinary course of business are subject to many uncertainties and outcomes, and are not predictable with reasonable assurance and therefore an estimate of all the reasonably possible losses cannot be determined at this time. Therefore, if one or more of these legal disputes or claims resulted in settlements or legal proceedings that were resolved against the Company for amounts in excess of management’s expectations, the Company’s consolidated financial statements for the relevant reporting period could be materially adversely affected.

10. Revenue Recognition, and Contract Assets and Liabilities

Disaggregation of Revenue

The following table presents revenue by major product and service, as well as by primary geographical market, based on the location of the customer:

	Three Months Ended March 31,
(In thousands)	2023				2022
	Renewable Products	Licenses and Royalties	Collaborations, Grants and Other	Total	Renewable Products	Licenses and Royalties	Collaborations, Grants and Other	Total
North America	$32,095	$9,482	$5,925	$47,502	$32,956	$433	$1,476	$34,865
Europe	3,248		452	3,700	7,289	8,880	3,263	19,432
Asia	2,527		—	2,527	1,488	—	192	1,680
South America	1,878		—	1,878	1,019	—	—	1,019
Other	476		—	476	713	—	—	713
	$40,224	$9,482	$6,377	$56,083	$43,465	$9,313	$4,931	$57,709

The following table presents revenue by major product and service, as well as by management classification:

	Three Months Ended March 31,
(In thousands)	2023				2022
	Renewable Products	Licenses and Royalties	Grants, Collaborations and Other	Total	Renewable Products	Licenses and Royalties	Grants, Collaborations and Other	Total
Consumer	$31,355	$—	$2,835	$34,190	$32,642	$433	$1,476	$34,551
Technology access	8,869	9,482	3,542	21,893	10,823	8,880	3,455	23,158
	$40,224	$9,482	$6,377	$56,083	$43,465	$9,313	$4,931	$57,709

Significant Revenue Agreements and Customers

In connection with the significant revenue agreements discussed below and others previously disclosed, the Company recognized the following revenue:

	Three Months Ended March 31,
(In thousands)	2023				2022
	Renewable Products	Licenses and Royalties	Collaborations, Grants and Other	Total	Renewable Products	Licenses and Royalties	Collaborations, Grants and Other	Total
Sephora	$7,260	$—	$—	$7,260	$7,633	$—	$—	$7,633
DSM - related party	232	9,479	—	9,711	4,412	8,816	2,000	15,228
Ingredion / PureCircle	2,987	—	—	2,987	1,551	—	—	1,551
Subtotal revenue from significant revenue agreements	10,479	9,479	—	19,958	13,596	8,816	2,000	24,412
Revenue from all other customers	29,745	3	6,377	36,125	29,869	497	2,931	33,297
Total revenue from all customers	$40,224	$9,482	$6,377	$56,083	$43,465	$9,313	$4,931	$57,709

DSM License Agreement and Contract Assignment

In March 2021 the Company and DSM entered into a license agreement and asset purchase agreement pursuant to which DSM acquired exclusive rights to the Company’s Flavor and Fragrance (F&F) product portfolio. The Company granted DSM exclusive licenses covering specific intellectual property of the Company and assigned the Company’s rights and obligations under certain F&F ingredients supply agreements to DSM, in exchange for non-refundable upfront consideration totaling $150 million, and up to $235 million of contingent consideration if and when certain commercial milestones are achieved in each of the calendar years 2022 through 2024. The Company determined the licenses to be functional intellectual property and allocated $143.6 million of the transaction price to the licenses and recorded $143.6 million of licenses and royalties revenues in the three months ended March 31, 2021. The Company also concluded the additional contingent consideration represents variable consideration that is subject to a sales/usage-based threshold and is dependent upon the IP License. The Company will recognize revenue at the later of (1) when the underlying sales or usage has occurred and (2) the related performance obligation has been satisfied (or partially satisfied). During the three months ended March 31, 2023 and 2022, the Company recorded $9.5 million and $8.8 million, respectively, of license and royalties revenue and a corresponding contract asset under the contingent consideration provisions of the agreements.

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

Contract Balances

The following table provides information about accounts receivable, contract assets and contract liabilities from contracts with customers:

(In thousands)	March 31, 2023	December 31, 2022
Accounts receivable, net	$36,842	$45,775
Accounts receivable - related party, net	$10,836	$6,608
Contract assets	$3,872	$806
Contract assets - related party	$33,679	$36,638
Contract liabilities	$33	$26

Remaining Performance Obligations

As of March 31, 2023, there were no unsatisfied performance obligations in connection with existing customer agreements.

11. Related Party Transactions

Related Party Debt

Related party debt was as follows:

	March 31, 2023				December 31, 2022
In thousands	Principal	Unaccreted Debt Discount	Change in Fair Value	Net	Principal	Unaccreted Debt Discount	Change in Fair Value	Net
DSM note	$100,000	$(11,346)	$—	$88,654	$100,000	$(14,108)	$—	$85,892
Foris
Foris convertible note	50,041	—	8,839	58,880	50,041	—	3,985	54,026
Foris senior note	82,517	(3,513)	—	79,004	81,089	(4,772)	—	76,317
Perrara bridge loan	37,500	(916)	—	36,584	—	—	—	—
Total related party debt	$270,058	$(15,775)	$8,839	$263,122	$231,130	$(18,880)	$3,985	$216,235

Related Party Equity

Foris holds common stock warrants issued by the Company. See Note 6, "Stockholders' (Deficit) Equity".

Related Party Revenue

See Note 10, "Revenue Recognition, and Contract Assets and Liabilities", for information about related party revenue transactions with DSM.

Related Party Accounts Receivable, Contract Assets and Accounts Payable

Related party accounts receivable, contract assets, and accounts payable were as follows:

(In thousands)	March 31, 2023	December 31, 2022
Accounts receivable - related party	$10,836	$6,608
Contract assets - related party	$33,679	$36,638
Accounts payable - related party	$3,348	$5,011

12. Stock-based Compensation

The Company’s stock option activity and related information for the three months ended March 31, 2023 was as follows:

	Quantity of Stock Options	Weighted- average Exercise Price	Weighted-average Remaining Contractual Life, in Years	Aggregate Intrinsic Value, in Thousands
Outstanding - December 31, 2022	4,504,430	$6.72	7.4	$0
Granted	48,488	$1.62
Exercised	—	$—
Forfeited or expired	(450,210)	$5.09
Outstanding - March 31, 2023	4,102,708	$6.84	7.2	$22
Vested or expected to vest after March 31, 2023	3,905,495	$6.99	7.1	$2
Exercisable at March 31, 2023	2,032,792	$9.60	5.6	$—

Activity related to the Company’s restricted stock units (RSUs), including performance-based restricted stock units (PSUs) for the three months ended March 31, 2023 was as follows:

	Quantity of Restricted Stock Units	Weighted-average Grant-date Fair Value	Weighted-average Remaining Contractual Life, in Years
Outstanding - December 31, 2022	16,897,826	$7.75	2.2
Awarded	931,289	$1.51
Released	(1,423,880)	$3.22
Forfeited	(745,107)	$4.79
Outstanding - March 31, 2023	15,660,128	$7.93	2.0
Vested or expected to vest after March 31, 2023	13,438,337	$7.76	1.9

Stock-based compensation expense during the three months ended March 31, 2023 and 2022 is reflected in the condensed consolidated statements of operations as follows:

	Three Months Ended March 31,
	2023	2022
Cost of products sold	$66	$78
Research and development	1,314	1,617
Sales, general and administrative	4,405	9,893
Total stock-based compensation expense	$5,785	$11,588

As of March 31, 2023, $89.7 million of unrecognized compensation expense related to stock options and RSUs is expected to be recognized over a weighted-average period of 2.6 years.

13. Subsequent Events

Sale, Assignment and License of Certain Assets of Cosmetic Ingredients Business to Givaudan

On April 3, 2023, the Company closed its Asset Purchase Agreement, dated as of February 21, 2023 (the Asset Purchase Agreement), by and among the Company and Givaudan SA (Givaudan). Pursuant to the Asset Purchase Agreement, the Company sold, assigned, or licensed certain Aprinnova, LLC (Aprinnova) assets of its cosmetic ingredients businesses, including an assignment of certain distribution agreements, a sale of certain trademarks, and a grant of an exclusive, worldwide, irrevocable license to distribute, market and sell Neossance® Squalane emollient, Neossance® Hemisqualane silicone alternative and CleanScreen™ sun protector in cosmetics actives, to Givaudan for $200 million upfront cash consideration and up to $150 million in performance-based earnout payments over three years. In addition, the parties entered into a long-term partnership agreement for the manufacturing of cosmetic ingredients by the Company for Givaudan.

Purchase of Noncontrolling Interest in Aprinnova

On April 3, 2023, the Company closed its Share Purchase Agreement related to Aprinnova, dated as of December 15, 2022, by and among the Company, Nikko Chemicals Co. (Nikko), Ltd. and Nippon Surfactant Industries, Co., Ltd. (Nissa). Pursuant to the Share Purchase Agreement, the Company purchased 39 shares of Aprinnova from Nikko and 10 shares of Aprinnova from Nissa, constituting 49% of the outstanding membership interests in Aprinnova for aggregate cash consideration of $49 million, less applicable deductions and withholdings required by law. Following closing of the transaction, the Company holds 99% of the outstanding membership interests in Aprinnova.

Forbearance Agreements

On May 9, 2023, the Company entered into forbearance agreements with each of DSM Finance, B.V., Foris Ventures, LLC, and Perrara Ventures, LLC.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and the related notes that appear elsewhere in this Quarterly Report on Form 10-Q. These discussions contain forward-looking statements reflecting our current expectations that involve risks and uncertainties which are subject to safe harbors under the Securities Act of 1933, as amended (the Securities Act), and the Securities Exchange Act of 1934 (the Exchange Act). These forward-looking statements include, but are not limited to, statements concerning any projections of financing needs, revenue, expenses, earnings or losses from operations, or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements concerning product research, development and commercialization plans and timelines; any statements regarding expected production capacities, volumes and costs; any statements regarding anticipated benefits of our products and expectations for commercial relationships; any other statements of expectation or belief; and any statements of assumptions underlying any of the foregoing. The words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “will,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those in the forward-looking statements, including, without limitation, the risks set forth in Part II, Item 1A, “Risk Factors” in this Quarterly Report on Form 10-Q, in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (the 2022 Form 10-K), and as applicable, in our other filings with the Securities and Exchange Commission. We do not assume any obligation to update any forward-looking statements.

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

We began 2022 with eight consumer brands, Biossance® clean beauty skincare, JVNTM haircare, Rose Inc.TM clean color cosmetics, Pipette® clean baby skincare, Costa Brazil® luxury skincare, OLIKATM clean wellness, PurecaneTM zero-calorie sweetener, and Terasana® clean skincare. During 2022, we added MenoLabsTM, a brand focused on healthy living and menopause wellness, EcoFabulousTM clean beauty for Gen-Z consumers, and StripesTM (peri)menopausal wellness; and prepared to discontinue the Terasana business. In the first quarter of 2023, we launched 4U by TiaTM, a new clean haircare line. In the first quarter of 2023, we decided to exit the EcoFabulous brand and reorganize the Beauty Labs business.

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

Our state-of-the-art infrastructure includes industry-leading strain engineering and lab automation located in Emeryville, California; pilot-scale production facilities in Emeryville and Campinas, Brazil; a demonstration-scale facility in Campinas; commercial scale production facility in Leland, North Carolina; and a consumer production facility, referred to as Interfaces, in the State of Sao Paolo, Brazil. A wide variety of feedstocks for production exists, but we source Brazilian sugarcane for our large-scale production because of its supply resilience, renewability, low cost, and relative price stability. As of March 31, 2023, we have commissioned three out of five lines of our new purpose-built, large-scale precision fermentation facility in

Brazil, which we anticipate will accommodate the manufacturing of up to five products concurrently. Pending full commissioning of the new facility, we continue to manufacture our products at manufacturing sites, some of which are third party, in Brazil, the United States, and Europe.

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

We have research and development collaboration arrangements for which we receive payments from our collaboration partners, which include Koninklijke DSM N.V. (DSM), Givaudan, Firmenich SA (Firmenich), Yifan Pharmaceutical Co. Ltd. (Yifan), and others. Some of our collaboration arrangements provide for advance payments to us in consideration for grants of exclusivity or research efforts that we will perform. Our collaboration agreements, which may require us to achieve milestones prior to receiving payments, are expected to contribute revenues from product sales and royalties if and when they are commercialized. See Note 10, “Revenue Recognition” in Part II, Item 8 of our 2022 Form 10-K for additional information.

We have several collaboration molecules in our development pipeline with partners including DSM, Givaudan, Firmenich, and Yifan that we expect will contribute revenues from product sales and royalties if and when they are commercialized.

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

Results of Operations

Three Months Ended March 31, 2023

Revenue

	Three Months Ended March 31,
(In thousands)	2023	2022
Revenue
Renewable products	$40,224	$43,465
Licenses and royalties	9,482	9,313
Collaborations, grants and other	6,377	4,931
Total revenue	$56,083	$57,709

Total revenue decreased by 3% to $56.1 million compared to the same period in 2022. Renewable products revenue decreased by 7% to $40.2 million compared to the same period in 2022 primarily due to lower ingredients product revenue. The decrease in ingredients product revenue reflects temporary supply and working capital constraints as the business transitioned from higher cost toll manufacturing to lower cost internal sourcing from the new fermentation plant in Brazil. The decrease in renewable products revenue also reflects lower consumer product revenue, driven by lower Biossance® brand revenue due to lower marketing and media spend, offset in part by the launch of our 4U by TiaTM brand at Walmart in the first quarter of 2023, as well as increased MenoLabs® direct-to-consumer revenue. Licenses and royalties revenue increased 2% to $9.5 million. Collaborations, grants, and other revenue increased 29% to $6.4 million, with growth driven by multiple new contract research programs.

Costs and Operating Expenses

Costs and operating expenses were as follows:

	Three Months Ended March 31,
(In thousands)	2023	2022
Cost of products sold	$51,081	$48,995
Research and development	26,765	26,358
Sales, general and administrative	95,870	106,916
Change in fair value of acquisition-related contingent consideration	$(28,503)	$—
Restructuring	$1,013	$—
Impairment	$95,386	$—
Total cost and operating expenses	$241,612	$182,269

Included in costs and operating expenses were the following amounts of non-cash stock-based compensation expense:

	Three Months Ended March 31,
	2023	2022
Cost of products sold	$66	$78
Research and development	1,314	1,617
Sales, general and administrative	4,405	9,893
Total stock-based compensation expense	$5,785	$11,588

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

Cost of products sold increased 4% to $51.1 million compared to the same period in 2022, primarily driven by a $4.2 million write-down of EcoFabulous inventory in connection with our decision to exit that business in the first quarter of 2023, offset in part by lower inbound freight compared to the prior year quarter.

Research and Development Expenses

Research and development expenses increased 2% to $26.8 million compared to the same period in 2022, primarily due to increased employee compensation and benefit costs.

Sales, General, and Administrative Expenses

Sales, general, and administrative expenses decreased by 10% to $95.9 million compared to the same period in 2022. The decrease was driven by spending reductions in paid media, freight and fulfillment, as well as reduced incentive compensation expense.

Change in Fair Value of Acquisition-Related Contingent Consideration

The Company established earnout liabilities for certain of its acquisitions that are contingent upon the achievement of certain financial and other metrics over multiple years. These liabilities are remeasured quarterly based upon actual results to date and projections for future periods. The Company reduced the related liabilities by $31.5 million in the first quarter of 2023.

Restructuring

In the fourth quarter of 2022, the Company committed to its "Fit-to-Win" strategy, which is a company-wide initiative with a goal of delivering $150.0 million of benefit in fiscal year 2023. This program will include price increases on selective ingredients and consumer products, production and shipping cost reductions, and reductions within SG&A related to shipping and fulfillment, marketing expenses, and workforce right-sizing. The Company recognized restructuring expense of $1.0 million related to employee severance in the first quarter of 2023.

Impairment
In the first quarter of 2023, the Company reviewed its portfolio of consumer brands and decided to exit the EcoFabulous brand and reorganize the Beauty Labs business, resulting in $95.4 million of impairment expense related to the write-off of goodwill and intangible assets. The Company does not expect to incur additional charges related to these exits.

Other Income (Expense), Net

	Three Months Ended March 31,
(In thousands)	2023	2022
Interest expense	$(12,983)	$(5,263)
Gain from change in fair value of derivative instruments	1,263	1,815
(Loss) gain from change in fair value of debt	(4,854)	20,796
Other expense, net	(533)	(3,052)
Total other (expense) income, net	$(17,107)	$14,296

Total other income (expense), net was $17.1 million of expense for the three months ended March 31, 2023, compared to $14.3 million of income for the same period in 2022. Interest expense increased $7.7 million to $13.0 million due to a higher average principal balance outstanding on our debt, and increased debt discount accretion. In addition, change in fair value of debt swung from a $20.8 million gain in 2022 to a $4.9 million loss in 2023, driven by discount rates and changes in our stock price during the three-month periods ended March 31, 2023 and 2022.

Provision for Income Taxes

For the three months ended March 31, 2023, we recorded a benefit from income taxes of $0.9 million related to an international tax benefit. For the three months ended March 31, 2022, we recorded a benefit from income taxes of $0.8 million related to an international tax benefit.

Liquidity and Capital Resources

	Three Months Ended March 31,
(In thousands)	2023	2022
Net cash provided by (used in):
Operating activities	$(90,001)	$(152,442)
Investing activities	$(4,815)	$(47,286)
Financing activities	$41,614	$3,958

Liquidity

We have incurred operating losses since our inception, and we expect to continue to incur losses and negative cash flows from operations through at least the next 12 months following the issuance of this Form 10-Q. As of March 31, 2023, we had negative working capital of $227.1 million, an accumulated deficit of $3.1 billion, and unrestricted cash and cash equivalents of $11.2 million. As of March 31, 2023, the principal amounts due under our debt instruments (including related party debt) totaled $962.0 million, of which $188.8 million is current. Current debt increased by $60.1 million from December 31, 2022 to March 31, 2023 due to the timing of existing debt payments and first quarter 2023 borrowings of $37.5 million under the Perrara bridge loan which matures April 3, 2023.

Our debt agreements contain various covenants, including certain restrictions on our business and additional indebtedness as well as material adverse effect and cross default provisions that could cause us to be at risk of default. A failure to comply with the covenants and other provisions of our debt instruments, including any failure to make payments when required, would generally result in events of default which could result in the acceleration of a substantial portion of indebtedness. In April 2023 we failed to meet certain covenants under several credit arrangements, including those associated with missed payments.

On May 9, 2023, the Company entered into forbearance agreements with each of its senior lenders, DSM Finance B.V., Foris Ventures, LLC, and Perrara Ventures, LLC, pursuant to which the Lenders agreed to forbear from exercising their respective rights and remedies related to certain payment defaults under the respective loan agreements until June 23, 2023.

Unrestricted cash and cash equivalents of $11.2 million as of March 31, 2023, are not sufficient to fund expected future negative cash flows from operations, cash debt service obligations, and cash lease obligations for the next 12 months. These factors raise substantial doubt about our ability to continue as a going concern within one year after the date the financial statements in this Form 10-Q are issued. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our ability to continue as a going concern will depend, in large part, on our ability to minimize the anticipated negative cash flows from operations during the 12 months from the date of this filing and to raise additional proceeds through strategic transactions and/or financings, and refinance or extend other existing debt maturities, all of which are uncertain and outside of our control.

Our operating plan for 2023 contemplates a significant reduction in net operating cash outflows as compared to the year ended December 31, 2022, resulting from:

•an increase in cash inflows from collaborations, grants, licenses, and royalties, in particular, $200 million received in April 2023 in connection with the Givaudan transaction;
•the monetization of certain assets;
•a reduction in our workforce including consultants, professional advisors, and other vendors;
•a reduction or delay in uncommitted capital expenditures, including nonessential facilities and lab equipment, and information technology projects;
•the exit of certain businesses, including the first quarter exit of the EcoFabulous brand and the reorganization of the Beauty Labs business;

•reduced supply chain costs, including, among other things, lower freight costs as a result of negotiating terms;
•revenue growth from sales of existing products with positive gross margins, including international expansion in the UK and Germany;
•significantly reduced investment in new product and commercial development efforts;
•reduced production costs as a result of manufacturing and technical developments; and,
•the close monitoring of our working capital position with customers, suppliers and product inventories.

We will need to fund operations for the foreseeable future with cash currently on hand, cash inflows from product sales, licenses, royalties, grants, collaborations, and equity and debt financings, to the extent necessary. Funding from new equity or debt financings may not occur timely or on reasonable terms, if at all, and may contain burdensome covenants, grant further security interests in our assets, or require us to enter into collaboration and licensing arrangements that relinquish commercial rights or grant licenses on terms that are not favorable. Some of our research and development collaborations are subject to the risk that we may not meet milestones.

Cash Flows during the Three Months Ended March 31, 2023 and 2022

Cash Flows from Operating Activities

Our primary uses of cash in operating activities are costs related to the production and sale of our products and personnel-related expenditures, offset by cash received from renewable product sales, licenses and royalties, and collaborations.

For the three months ended March 31, 2023, net cash used in operating activities was $90.0 million, consisting primarily of a $201.8 million net loss, partly offset by $94.7 million of favorable non-cash adjustments and a $17.1 million decrease in working capital. The non-cash adjustments were driven by $95.4 million of impairment of goodwill and intangible assets.

For the three months ended March 31, 2022, net cash used in operating activities was $152.4 million, consisting primarily of a $110.2 million net loss, a $38.5 million increase in working capital, and $3.7 million of unfavorable non-cash adjustments. The non-cash adjustments were primarily comprised of a $20.8 million gain from change in fair value of debt, partly offset by $11.6 million of stock-based compensation expense.

Cash Flows from Investing Activities

For the three months ended March 31, 2023, net cash used in investing activities was $4.8 million, related to purchases of property, plant, and equipment.

For the three months ended March 31, 2022, net cash used in investing activities was $47.3 million, comprised of $33.8 million of property, plant, and equipment purchases and $13.5 million of cash paid in business combinations.

Cash Flows from Financing Activities

For the three months ended March 31, 2023, net cash provided by financing activities was $41.6 million, primarily comprised of $37.0 million of proceeds from debt issuance.

For the three months ended March 31, 2022, net cash provided by financing activities was $4.0 million, primarily comprised of $4.0 million of proceeds from warrant exercises.

Contractual Obligations

The following is a summary of our contractual obligations as of March 31, 2023:

Payable by year ending December 31, (In thousands)	Total	2023	2024	2025	2026	2027	Thereafter
Principal payments on debt	$957,118	$161,307	$80,811	$25,000	$690,000	$—	$—
Interest payments on debt	81,768	35,037	20,655	15,697	10,379	—	—
Operating leases	334,928	14,989	23,808	23,361	24,649	25,888	222,233
Liability in connection with acquisition of equity-method investment	10,800	10,800	—	—	—	—	—
Construction costs in connection with new production facility	6,751	6,751	—	—	—	—	—
Contract termination fees	1,379	1,379	—	—	—	—	—
Financing leases	74	16	21	21	16	—	—
Total	$1,392,818	$230,279	$125,295	$64,079	$725,044	$25,888	$222,233

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
Our permanent investment in Brazil was $250.5 million as of March 31, 2023 and $232.7 million as of December 31, 2022, using the exchange rate at each date. A hypothetical 10% adverse change in Brazilian Real exchange rates would have had an adverse impact to Other Comprehensive Loss of $25.0 million as of March 31, 2023 and $23.3 million as of December 31, 2022.
We have also evaluated foreign currency exposure in relation to our other non-U.S. Dollar denominated assets and liabilities and determined that there would be an immaterial effect on our results of operations from 10% exchange rate fluctuations between those currencies and the U.S. Dollar.

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our outstanding debt obligations, including embedded derivatives therein. We generally invest our cash in investments with short maturities or with frequent interest reset terms. Accordingly, our interest income fluctuates with short-term market conditions. As of March 31, 2023, our investment portfolio consisted of money market funds and certificates of deposit, both of which are highly liquid. Due to the short-term nature of our investment portfolio, we do not believe that an immediate 10% increase in interest rates would have a material effect on the fair value of our portfolio. Since we believe we have the ability to liquidate our investment portfolio, we expect that our operating results or cash flows would not be materially affected by a sudden change in market interest rates on the portfolio.

In addition, changes in interest rates could significantly change the fair value of our embedded derivative liabilities.

As of March 31, 2023, all of our outstanding debt was in fixed rate instruments. As a result, changes in interest rates would not affect interest expense and payments in relation to our debt.

Commodity Price Risk
Our primary exposure to market risk for changes in commodity prices relates to our procurement of products from contract manufacturers, freight, packaging materials and other suppliers whose prices are primarily affected by the price of sugar feedstocks and energy.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer (CEO) and chief financial officer (CFO), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a- 15(e) and 15d- 15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our CEO and CFO have concluded that as of March 31, 2023, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (SEC), and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

ITEM 1A. RISK FACTORS

The risks described in Part I, Item 1A, "Risk Factors" in our 2022 Form 10-K could materially and adversely affect our business, financial condition and results of operations, and the trading price of our common stock could decline. These risk factors do not identify all risks that we face; our operations could also be affected by factors that are not presently known to us or that we currently consider to be immaterial to our operations. Due to risks and uncertainties, known and unknown, our past financial results may not be a reliable indicator of future performance, and historical trends should not be used to anticipate results or trends in future periods. The “Risk Factors” section of the 2022 Form 10-K remains current in all material respects.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

We are reporting the following information in lieu of reporting on a Current Report on Form 8-K under:

Item 1.01 Entry into a Material Definitive Agreement

On May 9, 2023, the Company entered into forbearance agreements (Forbearance Agreements) with each of DSM Finance B.V. (DSM), Foris Ventures, LLC (Foris), and Perrara Ventures, LLC (Perrara) (collectively the Lenders), pursuant to which the Lenders agreed to forbear from exercising their respective rights and remedies related to certain payment defaults under the following agreements until June 23, 2023: (i) the Amended and Restated Loan and Security Agreement (DSM LSA), dated December 12, 2022 (as amended, restated, supplemented or otherwise modified from time to time), by and among the Company, certain subsidiaries of the Company party thereto, and DSM, (ii) the Amended and Restated Loan and Security Agreement (the Foris 2019 LSA), dated October 28, 2019 (as amended, restated, supplemented or otherwise modified from time to time), by and among the Company, certain subsidiaries of the Company party thereto, and Foris, (iii) the Loan and Security Agreement (the Foris 2022 LSA), dated September 13, 2022 (as amended, restated, supplemented or otherwise modified from time to time), by and among the Company, certain subsidiaries of the Company party thereto, and Foris, and (iv) the Loan and Security Agreement (the Perrara LSA), dated March 10, 2023 (as amended, restated, supplemented or otherwise modified from time to time), by and among the Company, certain subsidiaries of the Company party thereto, and Perrara.

In exchange for each of the Lenders entering into a Forbearance Agreement, the Company agreed to certain conditions and covenants, including, among other things, (1) with respect to the DSM LSA, the ongoing payment of 20.0% interest per annum on outstanding principal amounts under the DSM LSA, and (2) with respect to each of the DSM LSA, Foris 2019 LSA, Foris 2022 LSA, and Perrara LSA, the ongoing payment of default interest to each Lender during the forbearance period. Except as set forth above, all other terms, conditions and rights of the DSM LSA, Foris 2019 LSA, Foris 2022 LSA, and Perrara LSA and the related transaction documents remain in full force and effect, which were described in the Company's prior disclosures.

The foregoing description of each Forbearance Agreements does not purport to be complete and is subject to, and qualified by, the full text of such documents, copies of each which will be filed as exhibits to the Company’s quarterly report on Form 10-Q for the quarterly period ended June 30, 2023.

Item 5.02 Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers.

On May 3, 2023, Elizabeth Dreyer notified the Company of her decision to resign from her position as the Company’s Chief Accounting Officer and Corporate Controller effective as of May 3, 2023 (Resignation Date). Ms. Dreyer will continue to serve as an employee of the Company in a non-executive capacity, reporting to the Company’s Chief Financial Officer, and will assist the Company with the transition of her duties and responsibilities. Ms. Dreyer’s resignation is not due to any disagreements on the Company’s financial statement disclosures, internal controls or accounting policies or practices.

Effective as of the Resignation Date, Han Kieftenbeld, the Company’s Chief Financial Officer, will assume the duties and responsibilities of the Company’s principal accounting officer and directly lead the accounting and financial reporting functions while the Company conducts a search for a Chief Accounting Officer and Corporate Controller.

ITEM 6. EXHIBITS

Exhibit No.	Description	Incorporation by Reference
		Form	File No.	Exhibit	Filing Date	Filed Herewith
4.01	Amendment to Warrant to Purchase Shares of Common Stock, dated March 10, 2023 by and between the Company and Foris Ventures, LLC	8-K	001-34885	4.1	03.14.2023
10.01	Loan and Security Agreement, dated March 10, 2023, by and among the Company, the Subsidiary Guarantors and Perrara Ventures, LLC	8-K	001-34885	10.1	03.14.2023
10.02[a]	Asset Purchase Agreement by and among Givaudan SA, Aprinnova, LLC and Amyris, Inc., dated February 21, 2023					x
10.03	First Amendment to Share Purchase Agreement by and among Nikko Chemicals Co., Ltd., Nippon Surfactant Industries Co., Ltd., Aprinnova LLC, and Amyris, Inc., dated February 13, 2023					x
10.04	Second Amendment to Share Purchase Agreement by and among Nikko Chemicals Co., Ltd., Nippon Surfactant Industries Co., Ltd., Aprinnova LLC, and Amyris, Inc., dated March 17, 2023					x
31.01	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(c) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					x
31.02	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(c) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					x
32.01[b]	Certification of Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					x
32.02[b]	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					x
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

a	Portions of this exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K promulgated under the Exchange Act.
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
May 9, 2023

By:	/s/ Han Kieftenbeld
Han Kieftenbeld
Chief Financial Officer (Principal Financial Officer)
May 9, 2023